Form 10-K
period 1993-12-31
BRISTOL MYERS SQUIBB CO
filed 1994-03-31
CIK 14272

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934   [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993

                         Commission File Number 1-1136

                          BRISTOL-MYERS SQUIBB COMPANY
              (Exact name of registrant as specified in its charter)

            Delaware                               22-079-0350
  (State or other jurisdiction of          (IRS Employer Identification No.)
  incorporation or organization)

                      345 Park Avenue, New York, N.Y.  10154
                     (Address of principal executive offices)
                          Telephone: (212) 546-4000

Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange on
       Title of each class                           which registered

       Common Stock, $.10 Par Value                  New York Stock Exchange
                                                     Pacific Stock Exchange

       $2 Convertible Preferred Stock,               New York Stock Exchange
            $1 Par Value                             Pacific Stock Exchange

       Preferred Stock Purchase Rights *             New York Stock Exchange
                                                     Pacific Stock Exchange


* At the time of filing, the Rights were not traded separately from the Common Stock. For additional information, see "Stockholders' Equity" in the Notes to Consolidated Financial Statements, included in Part II, Item 8.


Securities registered pursuant to Section 12(g) of the Act:  None


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   [  X  ]


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes [  X  ]     No [    ]


The aggregate market value of voting stock held by non-affiliates of the registrant as of February 28, 1994 was $28,106,944,369. At February 28, 1994 there were 511,175,071 shares of common stock outstanding.


                        Documents incorporated by reference


Proxy Statement for Annual Meeting of Stockholders on May 3, 1994.     Part III

                                    PART I
                                    ------
Item 1.BUSINESS.

DESCRIPTION OF BRISTOL-MYERS SQUIBB COMPANY
- -------------------------------------------

General:
- -------
Bristol-Myers Squibb Company ("Bristol-Myers Squibb" or the "Company") was incorporated under the laws of the State of Delaware in August 1933 under the name Bristol-Myers Company as successor to a New York business started in 1887. In 1989, Squibb Corporation merged with a subsidiary of Bristol-Myers Company, and Bristol-Myers Company changed its name to Bristol-Myers Squibb Company. Bristol-Myers Squibb, through its divisions and subsidiaries, is a major producer and distributor of pharmaceutical products, medical devices, nonprescription health products, toiletries and beauty aids.

INDUSTRY SEGMENTS
- -----------------
Reference is made to Note 17 Segment Information in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K Annual Report.

DESCRIPTION OF SEGMENTS
- -----------------------

Pharmaceutical Products:
- -----------------------
This segment includes sales of prescription medicines, mainly cardiovascular drugs and anti-infectives, which comprise about forty percent and twenty-five percent, respectively, of the segment's sales, anti-cancer drugs which amounted to approximately $1.2 billion in sales, central nervous system drugs, diagnostic agents and other pharmaceutical products. Cardiovascular drugs include captopril, an ACE inhibitor sold primarily under the trademarks CAPOTEN* and CAPOZIDE*; pravastatin sodium, an HMG Co-A reductase inhibitor, sold primarily under the trademark PRAVACHOL*; nadolol, a once-a-day beta blocker used in the treatment of hypertension and angina pectoris, sold primarily under the trademarks CORGARD* and CORZIDE*; cholestyramine, a cholesterol-reducing agent, sold primarily under the trademark QUESTRAN*; sotalol, a beta blocker with unique antiarrhythmic qualities, sold primarily under the trademark SOTACOR*; fosinopril sodium, a second-generation ACE inhibitor with convenient once-a-day dosage, sold primarily under the trademark MONOPRIL*; and K-LYTE*. Anti-infective drugs include cefadroxil monohydrate, an oral cephalosporin, sold primarily under the trademark DURICEF*; amikacin, an aminoglycoside sold primarily under the trademark AMIKIN*; aztreonam, a monobactam antibiotic sold primarily under the trademark AZACTAM*; cefprozil, an oral cephalosporin used in the treatment of respiratory infections, sold primarily under the trademark CEFZIL*; didanosine, an antiretroviral drug used in the treatment of adult and pediatric patients with advanced human immunodeficiency virus (HIV) infection, sold under the trademark VIDEX*; synthetic penicillins, sold under the trademarks POLYCILLIN* and POLYMOX*; and cefatrizine, an oral cephalosporin, sold primarily under the trademarks CEFAPEROS* and ZANITRIN*. Anti-cancer drugs include etoposide, used in the treatment of small cell lung cancer and refractory testicular cancer, sold

* Indicates brand names of products which are registered trademarks owned by the Company.

primarily under the trademark VEPESID*; carboplatin, a chemotherapeutic agent used in the treatment of ovarian cancer, sold primarily under the trademark PARAPLATIN*; paclitaxel, used in the treatment of refractory ovarian cancer, sold under the trademark TAXOL*; PLATINOL*, IFEX*, MEGACE*, BLENOXANE*, MUTAMYCIN* and CYTOXAN*. Central nervous system drugs include BUSPAR*, an anxiolytic; DESYREL*, an antidepressant; and STADOL*, a potent prescription analgesic. Diagnostic agents primarily include ISOVUE*, a nonionic imaging agent used in cardiology and radiology; and PROHANCE*, a magnetic resonance imaging agent used in the diagnosis of central nervous system disorders. Dermatological drugs include LAC-HYDRIN*, used in the treatment of moderate to severe dry skin. In December 1993, the Company received approval to market DOVONEX*, a vitamin D3 analogue to treat moderate psoriasis. Other pharmaceutical products include OVCON*, an oral contraceptive; and ESTRACE*, an estrogen replacement.

Medical Devices:
- ---------------
This segment includes sales of orthopaedic implants, which comprise about forty percent of the segment's sales, ostomy and wound care products, surgical instruments and other medical devices. Some of the principal products in this segment are the ZIMMER* Total System of artificial hips, the MGII* Total Knee System and the Insall/Burstein II Modular Total Knee System, orthopaedic implants; SUR-FIT/COMBIHESIVE*, ACTIVE LIFE/COLODRESS* and ILEODRESS*, ostomy care products; and DUODERM*, wound care products.

Nonprescription Health Products:
- -------------------------------
This segment includes sales of infant formulas and other nutritional products, which totaled $1.3 billion and comprise about sixty-five percent of the segment's sales, analgesics, cough/cold remedies and skin care products. Some of the principal products in this segment are ENFAMIL*, PROSOBEE*, Gerber Baby Formula, NUTRAMIGEN* and LACTOFREE*, infant formula products; ENFAPRO* and ALACTA*, follow-on formula products for older babies; SUSTAGEN*, ISOCAL*, SUSTACAL* and NUTRAMENT*, nutritional supplements and specialties; THERAGRAN*, VI-FLOR*, VI-SOL* and NATALINS*, vitamins; EXCEDRIN*, BUFFERIN*, NUPRIN* and TEMPRA*, analgesics; COMTREX*, a multi-symptom cold reliever; KERI*, a moisturizing body lotion; PRESUN*, a sun blocking agent; and ALPHA KERI*, a shower and bath oil.

Toiletries and Beauty Aids:
- --------------------------
This segment includes sales of haircoloring and hair care preparations, which comprise about sixty-five percent of the segment's sales, deodorants, anti-perspirants and beauty appliances. Among the principal products in this segment are NICE 'N EASY*, MISS CLAIROL*, LOVING CARE*, ULTRESS*, GLINTS* Conditioning Color Enhancer, haircolorings; the CONDITION* line and other shampoos and after-shampoo treatment products; INFUSIUM 23*, professional hair care products; FINAL NET*, hair fixatives; VITALIS*, hair preparations; BAN* and MUM*, anti-perspirants/deodorants; and SEA BREEZE*, skin care products.

SOURCES AND AVAILABILITY OF RAW MATERIALS
- -----------------------------------------
Bristol-Myers Squibb, for the most part, purchases the principal raw materials and supplies used in each industry segment in the open market. Substantially all such materials are obtainable from a number of sources so that the loss of any one source of supply would not have a material adverse effect on the Company.

PATENTS, TRADEMARKS AND LICENSES
- --------------------------------
The Company owns or is licensed under a number of patents in the United States and foreign countries covering products, principally in the pharmaceutical products and medical devices segments, and has also developed many brand names and trademarks for products in each industry segment. The Company considers the overall protection of its patent, trademark and license rights to be of material value and acts to protect these rights from infringement. The Company believes that, except for the patent relating to captopril which expires in the United States and Germany in 1995, no single patent or license is of material importance in relation to the business as a whole.


COMPETITION, DISTRIBUTION AND CUSTOMERS
- ---------------------------------------
The markets in which Bristol-Myers Squibb competes are generally broad based, heavily competitive and include many competitors. The principal means of competition utilized to market the products of Bristol-Myers Squibb include quality, service, price and product performance. The products of the pharmaceutical products segment and the medical devices segment are promoted on a national and international basis in medical journals and directly to the medical profession. Most of the other products of Bristol-Myers Squibb are generally advertised and promoted on a national and international basis through the use of television, radio, print media, consumer offers, and window and in-store displays. Bristol-Myers Squibb's products are principally sold to the wholesale and retail trade both nationally and internationally. Certain products of the pharmaceutical products and medical devices segments are also sold to other drug manufacturers, hospitals and the medical profession. None of the segments is dependent upon a single customer, or a few customers, such that the loss of any one or more would have a material adverse effect on the segment.


RESEARCH AND DEVELOPMENT
- ------------------------
Research and development is essential to Bristol-Myers Squibb's businesses, particularly to the pharmaceutical products segment. Management continues to place great emphasis on these activities. Pharmaceutical research and development is carried out by the Bristol-Myers Squibb Pharmaceutical Research Institute which has major facilities in Princeton and New Brunswick, New Jersey, Wallingford, Connecticut and Seattle, Washington. Pharmaceutical research and development is also carried out at various other facilities in the United States and in Belgium, France, Germany, Italy, Japan, and the United Kingdom.

Bristol-Myers Squibb spent $1,128 million in 1993, $1,083 million in 1992 and $983 million in 1991 on company sponsored research and development activities. Pharmaceutical research and development spending, as a percentage of pharmaceutical sales, increased to 14.9% in 1993 from 14.8% in 1992 and 14.3% in 1991.


REGULATION
- ----------
Most aspects of the Company's business are subject to some degree of government regulation in the countries in which its operations are conducted. The Company's policy is to comply fully with all regulatory requirements applying to its products and operations. For some products, and in some countries, government regulation is significant and, in general, there is a trend to more stringent regulation. The Company devotes significant time, effort and expense addressing the extensive governmental regulatory requirements applicable to its business. Governmental regulatory actions can result in the recall or seizure of products, suspension or revocation of the authority necessary for the production or sale of a product, and other civil and criminal sanctions.

In the United States, the drug, medical device, diagnostic, food and cosmetic industries in which the Company operates have long been subject to regulation by various federal, state and local agencies, primarily as to product manufacture, safety, efficacy, advertising and labeling. Assuring compliance with appropriate laws and regulations requires increasing expenditures of time and resources.

In addition, governmental bodies in the United States as well as other countries have expressed concern about costs relating to health care and, in some cases, have focused attention on the pricing of drugs and on appropriate drug utilization. Government regulation in these areas already exists in some countries and may be expanded significantly in the United States and other countries in the future.

While the Company is unable to predict the extent to which its business may be affected by future regulatory developments, it believes that its substantial experience dealing with governmental regulatory requirements and restrictions on its operations throughout the world and its development of new and improved products should enable it to compete effectively within this environment.


EMPLOYEES
- ---------
Bristol-Myers Squibb employed approximately 49,500 people at December 31, 1993.


DOMESTIC AND FOREIGN OPERATIONS
- -------------------------------
Reference is made to Note 17 Segment Information in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K Annual Report.

International operations are subject to certain risks which are inherent in conducting business abroad, including possible nationalization or expropriation, price and exchange controls, limitations on foreign participation in local enterprises and other restrictive governmental actions. In addition, changes in the relative value of currencies take place from time to time and their effects may be favorable or unfavorable on Bristol-Myers Squibb's operations. There are currency restrictions relating to repatriation of earnings in certain countries.


Item 2.  PROPERTIES.

Bristol-Myers Squibb's world headquarters is located at 345 Park Avenue, New York, New York, where it leases approximately 841,800 square feet of floor space, approximately 225,700 square feet of which is sublet to others. The Company's pharmaceutical world headquarters is located in Princeton, New Jersey. Other major domestic pharmaceutical facilities are located in Evansville, Indiana, New Brunswick and Plainsboro, New Jersey and Buffalo and Syracuse, New York. The Company's major domestic medical devices facilities are located in Warsaw, Indiana, Skillman, New Jersey and Greensboro, North Carolina.

Bristol-Myers Squibb manufactures products at forty-one major worldwide locations with an aggregate floor space of approximately 11,027,200 square feet. Thirty-nine are owned by Bristol-Myers Squibb and two facilities are leased. The U.S. manufacturing facilities total seventeen, of which 42% and 29% are used in the manufacture of pharmaceutical products and medical devices, respectively. The non-U.S. operations include a total of twenty-four major owned manufacturing facilities, of which 79% and 4% are used in the manufacture of pharmaceutical products and medical devices, respectively. These facilities are located in Australia, Brazil, Canada, China, Colombia, France, Germany, Ireland, Italy, Japan, Korea, Mexico, the Netherlands, the Philippines, Taiwan, the United Kingdom and Venezuela, and aggregate approximately 5,929,000 square feet of space.

Portions of these facilities and other facilities owned or leased by Bristol-Myers Squibb in the United States and elsewhere are used for research, administration, storage and distribution. All of Bristol-Myers Squibb's facilities are well-maintained, adequately insured and in satisfactory condition.

Capital expenditures for the construction, expansion and modernization of production, research and administrative facilities aggregrated $580 million, $654 million and $633 million in 1993, 1992 and 1991, respectively.


Item 3.  LEGAL PROCEEDINGS.

DES LITIGATION
- --------------
The Company is a defendant in a number of actions brought against it and other pharmaceutical companies in federal and state courts by the children or grandchildren of women who ingested diethylstibelstrol (DES), a product which had been, but is no longer, manufactured or sold by a subsidiary of the Company. The Company believes that these actions will not have a material adverse effect on the Company's consolidated financial position.

BREAST IMPLANT LITIGATION
- -------------------------
Approximately 11,000 plaintiffs have filed suit against the Company, its subsidiary, Medical Engineering Corporation ("MEC"), and certain other subsidiaries, in federal and state courts and in Canadian provincial courts, alleging damages for personal injuries of various types resulting from polyurethane covered breast implants and smooth walled breast implants.
Certain of these cases are class actions which seek to allege claims on behalf of all breast implant recipients. All federal court actions have been consolidated for pre-trial proceedings in federal district court in Birmingham, Alabama.

In late March 1994, the Company, other defendants and certain plaintiffs entered into a settlement agreement regarding all pending and future breast implant product liability claims brought in the United States against certain defendants, including the Company, MEC and certain other subsidiaries. The settlement agreement must be submitted for approval to the Hon. Sam C. Pointer, the federal judge who is presiding over the proceedings in Birmingham, Alabama. Thereafter, the settlement would not become final until the resolution of any appeals of Judge Pointer's approval. Claimants are entitled to opt out of the settlement and pursue litigation rather than participate in the settlement. The settlement is also dependent on claimants not opting out in significant numbers. The settlement provides for the creation of a series of claims funds to which the settling defendants would contribute various amounts over approximately 30 years. The aggregate contribution to be made by the Company, MEC and certain other subsidiaries shall be no more than $1.154 billion.

In the fourth quarter of 1993, the Company recorded a special charge of $500 million before taxes ($310 million after taxes) in connection with pending and future breast implant product liability claims (See Item 8 of this Report).
The special charge consists of $1.5 billion for potential liabilities and expenses, offset by $1 billion of expected insurance proceeds. Although the Company is currently engaged in coverage litigation with certain of its insurers, such expected insurance proceeds represent the amount of insurance which the Company considers appropriate to record as recoverable at this time. The Company believes that ultimately it will obtain substantial additional amounts of insurance proceeds. Based on the amounts and timing of the payment obligations under the settlement, the Company's current estimate of potential liabilities and expenses that may not be covered by the settlement, and the amount of insurance proceeds that the Company believes will ultimately be available, the Company believes that the breast implant actions will not have a material adverse effect on the Company's consolidated financial position.

PATENT PROCEEDINGS
- ------------------
In September 1992, the Company brought an action in the United States District Court for the Southern District of New York against Danbury Pharmacal, Inc. for patent infringement following Danbury's filing of an Abbreviated New Drug Application which asserted that one of the Company's patents for buspirone (sold under the brand name BUSPAR*) is invalid and unenforceable. On June 30, 1993, the District Court granted Danbury's Summary Judgment motion invalidating the Company's U.S. Patent No. 4,182,763. The Company appealed the District Court's decision to the Court of Appeals for the Federal Circuit and awaits the appellate decision. The Company believes that the District Court's decision was erroneous as a matter of fact and law and that the Company will prevail on its appeal.

In 1991, Zenith Laboratories, Inc. brought an action in the United States District Court for the District of New Jersey in which Zenith sought a declaratory judgment that its cefadroxil product does not infringe the Company's patent for cefadroxil monohydrate. In July 1992, following a trial, the District Court issued a decision finding that the Company's patent for cefadroxil monohydrate (sold under the brand name DURICEF*) would be infringed by Zenith's cefadroxil DC. The District Court ordered that the effective date of Zenith's FDA approvals for cefadroxil DC capsules and tablets shall not be earlier than March 12, 2002, the expiration date of the Company's cefadroxil monohydrate patent. Zenith appealed the District Court's decision to the Court of Appeals for the Federal Circuit, and on March 24, 1994 the Court of Appeals reversed the District Court's decision and held that, based on the evidence before it, the District Court erred in finding that Zenith's product infringes the Company's patent. The Company will ask the Court of Appeals either to reconsider its decision or remand the case to the District Court for further consideration.

INFANT FORMULA MATTERS
- ----------------------
The Company, one of its subsidiaries and others are defendants in ten antitrust actions in seven states (Alabama, Florida, Kansas, Louisiana, Michigan, Texas and Wisconsin) filed on behalf of purported statewide classes of indirect purchasers of infant formula products and by the Attorney General of Texas, alleging a conspiracy regarding pricing of infant formula products and other violations of state antitrust or deceptive trade practices laws and seeking treble damages, statutory and civil penalties and injunctive and other relief. In one of the Texas actions, the trial court's dismissal of an amended class action complaint of certain indirect purchasers has been reversed and remanded. In one of the Alabama actions, the plaintiffs' appeal of the denial of their motion for class certification was withdrawn. In addition, the State of Louisiana has filed a federal court action against the Company and others asserting claims similar to those previously asserted by the State of Florida and dismissed by the federal court in the Northern District of Florida. The State of Louisiana's case has been transferred for pre-trial purposes to the Northern District of Florida where a motion to dismiss is pending. The Nestle Food Company has filed an action in federal court in the Central District of California against the Company, one of its subsidiaries and others alleging that the defendants conspired to restrain competition in and maintain artificial barriers to entry into the United States infant formula market and engaged in other violations of federal and state antitrust or other laws.
There are pending investigations of infant formula pricing and marketing by five state Attorneys General, and the office of the Attorney General of New Jersey has indicated its intention to begin a similar investigation. The Canadian Bureau of Competition Policy has commenced a civil inquiry, and is contemplating a criminal inquiry, into alleged anticompetitive practices among the Company and certain other members of the Canadian infant formula industry. The Company believes that the foregoing matters are without merit and that their ultimate disposition will not have a material adverse effect on the Company's consolidated financial position.

PHARMACEUTICAL PRICING LITIGATION
- ---------------------------------
The Company, along with more than 30 other major pharmaceutical manufacturers and drug wholesalers, is a defendant in a number of actions brought in various federal courts around the country seeking damages and injunctive relief under the federal antitrust laws for alleged antitrust violations in the pricing and marketing of brand name prescription drugs. In addition, the Company, along with several other pharmaceutical manufacturers, wholesalers and a pharmacy benefit management company, has been named as a defendant in several actions filed in California state courts, which involve substantially similar factual allegations as those made in the federal actions. These lawsuits are of three different varieties: (1) individual actions by independent retail pharmacies;
(2) purported class actions by independent pharmacies seeking to represent a class comprised of those alleged to be similarly situated; and (3) individual actions by large retail pharmacy chains and supermarkets. The federal court cases, along with additional cases making similar claims but not naming the Company as a defendant, have been consolidated for pre-trial purposes in the United States District Court for the Northern District of Illinois. These cases are still in the pleading stage and no discovery has commenced. The Company believes that these actions are without merit and that their ultimate disposition will not have a material adverse effect on the Company's consolidated financial position.

SECURITIES LITIGATION
- ---------------------
The Company is a defendant in a purported class action filed in the U.S. District Court for the Southern District of New York alleging violations of federal securities laws and regulations in connection with, among other things, earnings projections. The Court has certified this action as a class action on behalf of all persons (other than defendants) who purchased or otherwise acquired shares of the Company's common stock between November 18, 1991 and June 2, 1992. The Company believes that this action will not have a material adverse effect on the Company's consolidated financial position.

ENVIRONMENTAL MATTERS
- ---------------------
The Company, together with others, is a party to, or otherwise involved in, a number of proceedings brought by federal or state environmental agencies under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA or Superfund), or State laws analogous to CERCLA, or to statutes and regulations which otherwise deal with cleanup of contaminated property. The Company believes that these proceedings will not have a material adverse effect on the Company's consolidated financial position.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                   PART IA
                                   -------


EXECUTIVE OFFICERS OF THE REGISTRANT
- ------------------------------------


The following are the executive corporate officers and the other executive officers of the Registrant:



                                            Positions and Offices Presently
           Name                Age              Held With The Registrant
    ------------------------   ---      ---------------------------------------

    Richard L. Gelb            69       Chairman of the Board, Director and
                                        Chairman of the Executive Committee

    Charles A. Heimbold, Jr.   60       President and Chief Executive Officer
                                        and Director

    Michael E. Autera          55       Executive Vice President and Director

    Harrison M. Bains, Jr.     50       Treasurer and Vice President, Corporate
                                        Staff

    Samuel L. Barker, Ph.D.    51       President, Bristol-Myers Squibb U.S.
                                        Pharmaceuticals

    Stephen E. Bear            42       Executive Vice President, Consumer
                                        Products Group - Staff

    Andrew G. Bodnar, M.D.     46       President, Oncology/Diagnostics and
                                        Worldwide Strategic Business
                                        Development - Bristol-Myers Squibb
                                        Pharmaceutical Group

    Ronald L. Davis            56       President, Zimmer, Inc.

    Peter R. Dolan             38       President, Bristol-Myers Products

    Richard A. Druckman        54       Vice President, Strategic Planning,
                                        Corporate Staff

    Raymond C. Egan            51       Senior Vice President, Health Care
                                        Policy and Business Development,
                                        Corporate Staff

    William F. Flatley         52       Senior Vice President, Corporate
                                        Staff

    Samuel A. Hamad            52       President, Bristol-Myers Squibb
                                        Pharmaceuticals - Intercontinental

    Rodolphe Hamel             64       General Counsel and Senior Vice
                                        President, Corporate Staff

                                            Positions and Offices Presently
           Name                Age             Held With The Registrant
    ------------------------   ---      ---------------------------------------

    E. Lynn Johnson            49       President, Mead Johnson Nutritional
                                        Group

    Pamela D. Kasa             50       Corporate Secretary, Associate
                                        General Counsel and Vice President,
                                        Corporate Staff

    George P. Kooluris         49       Vice President, Corporate Development,
                                        Corporate Staff

    Margaret E. Maruschak      47       Vice President, Issues Management,
                                        Corporate Staff

    Michael F. Mee             51       Chief Financial Officer and Senior Vice
                                        President, Corporate Staff

    Leon E. Rosenberg, M.D.    61       President, Bristol-Myers Squibb
                                        Pharmaceutical Research Institute

    Stephen I. Sadove          42       President, Clairol Incorporated

    Frederick S. Schiff        46       Controller and Vice President,
                                        Corporate Staff

    John L. Skule              50       Vice President, Public Affairs,
                                        Corporate Staff

    Joseph G. Solari, Jr.      49       President, Bristol-Myers Squibb Medical
                                        Products Group

    Charles G. Tharp, Ph.D.    42       Senior Vice President, Human Resources,
                                        Corporate Staff

    Richard L. Thompson        49       Vice President, Government Affairs,
                                        Corporate Staff

    Wesley M. Thompson         52       President, Bristol-Myers Squibb
                                        Consumer Products Group - International

    Joachim H. von Roy         48       President, Bristol-Myers Squibb
                                        Pharmaceuticals - Europe

    Kenneth E. Weg             55       President, Bristol-Myers Squibb
                                        Pharmaceutical Group

    Persons who hold titles as elected corporate officers of the Registrant were last elected or reelected to the office held at the general election of officers by the Registrant's Board of Directors on May 4, 1993. Officers of the Registrant serve in such capacity at the pleasure of the Board of Directors of the Registrant.

    RICHARD L. GELB - From 1972 to December 1993, Chief Executive Officer, the Registrant. Mr. Gelb has been Chairman of the Board of Directors of the Registrant since 1976. Mr. Gelb has been a director of the Registrant since 1960 and Chairman of the Executive Committee of the Board of Directors of the Registrant since 1976.

    CHARLES A. HEIMBOLD, JR. - From 1981 to 1989, Senior Vice President and from 1989 to 1992, Executive Vice President, the Registrant. Mr. Heimbold has been a director of the Registrant since 1989, President of the Registrant since 1992 and the Chief Executive Officer of the Registrant since January 1994.

    MICHAEL E. AUTERA - From 1977 to March 1994, Chief Financial Officer and from 1981 to 1989, Senior Vice President, the Registrant. Mr. Autera has been a director of the Registrant since 1991 and an Executive Vice President of the Registrant since 1989.

    HARRISON M. BAINS, JR. - Mr. Bains has been Treasurer and Vice President, Corporate Staff of the Registrant since 1988.

    SAMUEL L. BARKER, Ph.D. - From 1988 to 1989, Vice President, Operations Planning, Squibb International, a division of the Registrant. From 1989 to 1990, Vice President, Pacific, Asia & Middle East Area, Squibb Intercontinental, a division of the Registrant. From 1990 to 1991, Vice President, Asia/Pacific and from 1991 to 1992, President, Bristol-Myers Squibb Pharmaceuticals - Intercontinental, a division of the Registrant. From 1992 to 1994, President, Bristol-Myers Squibb U.S. Pharmaceutical Division, a division of the
Registrant. Dr. Barker has been President, U.S. Pharmaceuticals of the Bristol-Myers Squibb Pharmaceutical Group, a division of the Registrant since 1994.

    STEPHEN E. BEAR - From 1985 to 1988, Senior Vice President, Marketing and Sales and from 1988 to 1991 President, Bristol-Myers Products, a division of the Registrant. From 1988 to 1990 Vice President of the Registrant. From 1991 to 1993, Senior Vice President, Strategic Planning, Bristol-Myers Squibb Consumer Products Group, a division of the Registrant. Mr. Bear has been Executive Vice President of the Bristol-Myers Squibb Consumer Products Group, a division of the Registrant since 1993.

    ANDREW G. BODNAR, M.D. - From 1985 to 1988, Assistant Physician, from 1986 to 1989, director, Residency Training Program, from 1988 to 1989, Acting Chief, Cardiac Unit, Department of Medicine, and Associate Chief, Department of Medicine and from 1988 to the present, Associate Physician, Massachusetts General Hospital, a health care facility. From 1989 to 1990, Senior Vice President and Chief Operating Officer, The Squibb Institute for Medical Research, a division of the Registrant. During 1990, Senior Vice President, Administration and Planning, Bristol-Myers Squibb Pharmaceutical Research Institute, a division of the Registrant. From 1990 to 1993, Senior Vice President, Strategic Management, Bristol-Myers Squibb Pharmaceutical Group, a division of the Registrant. From 1993 to 1994, President, Bristol-Myers Squibb Specialty Pharmaceuticals, Bristol-Myers Squibb Pharmaceutical Group, a division of the Registrant. Dr. Bodnar has been President, Oncology/Diagnostics and Worldwide Strategic Business Development,

Bristol-Myers Squibb Pharmaceutical Group, a division of the Registrant since 1994.

    RONALD L. DAVIS - From 1988 to 1990, Vice President of the Registrant. Mr. Davis has been President, Zimmer, Inc., a subsidiary of the Registrant since 1988.

    PETER R. DOLAN - From 1988 to 1990, Vice President, Marketing, from 1990 to 1991, Senior Vice President, Marketing and Sales, from 1991 to 1992, Senior Vice President, Marketing, Sales and Operations and from 1992 to 1993 Executive Vice President, Bristol-Myers Products, a division of the Registrant. Mr. Dolan has been President, Bristol-Myers Products, a division of the Registrant since 1993.

    RICHARD A. DRUCKMAN - From 1988 to 1989, Senior Vice President, Strategic Planning and Quality/Productivity, Squibb Corporation, a predecessor to the Registrant. From 1990 to 1991, Senior Vice President, Strategic Planning and Quality/Productivity, Bristol-Myers Squibb Pharmaceutical Group, a division of the Registrant. Mr. Druckman has been Vice President, Strategic Planning, Corporate Staff of the Registrant since 1991.

    RAYMOND C. EGAN - From 1988 to 1989, President, U.S. Pharmaceutical and Nutritional Group, a division of the Registrant. From 1989 to 1990, President, Bristol-Myers U.S. Pharmaceutical, Mead Johnson Worldwide Nutritional and Squibb Diagnostics Group, a division of the Registrant. From 1990 to 1991, President, Bristol-Myers Squibb U.S. Pharmaceutical, Diagnostics and Mead Johnson Worldwide Nutritional Group, a division of the Registrant. From 1991 to 1993, Executive Vice President, Bristol-Myers Squibb Pharmaceutical Group, a division of the Registrant. From 1985 to 1988, Vice President and from 1988 to 1989, Senior Vice President, the Registrant. Mr. Egan has been Senior Vice President, Health Care Policy and Business Development, Corporate Staff of the Registrant since 1993.

    WILLIAM F. FLATLEY - From 1985 to 1988, Vice President, Human Resources, Corporate Staff, and from 1988 to 1991, Senior Vice President, Human Resources, Corporate Staff, the Registrant. From 1991 to January 1994, President, Bristol-Myers Squibb Health Care Group, a division of the Registrant. Mr. Flatley has been a Senior Vice President, Corporate Staff of the Registrant since January 1994.

    SAMUEL A. HAMAD - From 1988 to 1989, President, Asia/Australasia Division, Bristol-Myers International Group, a division of the Registrant. From 1989 to 1990, Senior Vice President, Bristol-Myers Squibb Pharmaceutical Group, a division of the Registrant. From 1990 to 1992, President, Bristol-Myers Squibb Pharmaceuticals - Northern Europe, a division of the Registrant. Mr. Hamad has been President, Bristol-Myers Squibb Pharmaceuticals - Intercontinental, a division of the Registrant since 1992.

    RODOLPHE HAMEL - From 1978 to 1989, Associate General Counsel, the Registrant. From 1983 to 1992, Vice President, Corporate Staff, the Registrant. Mr. Hamel has been General Counsel of the Registrant since 1989 and a Senior Vice President, Corporate Staff of the Registrant since 1992.

    E. LYNN JOHNSON - From 1986 to 1989, Vice President, Human Resources, Bristol-Myers International Group, a division of the Registrant. From 1989 to 1991, Senior Vice President, Human Resources and Administration, Bristol-Myers Squibb Pharmaceutical Group, a division of the Registrant. From 1991 to 1993, Senior Vice President, Human Resources, Corporate Staff, the Registrant.

Mr. Johnson has been President, Mead Johnson Nutritional Group, a division of the Registrant since 1993.

    PAMELA D. KASA - From 1989 to 1990, Assistant General Counsel, the Registrant. Ms. Kasa has been Corporate Secretary of the Registrant since 1982, Vice President, Corporate Staff of the Registrant since 1985 and Associate General Counsel of the Registrant since 1990.

    GEORGE P. KOOLURIS - Mr. Kooluris has been Vice President, Corporate Development, Corporate Staff of the Registrant since 1980.

    MARGARET E. MARUSCHAK - From 1982 to 1989, Director, Issues Management of the Registrant. Ms. Maruschak has been Vice President, Issues Management, Corporate Staff of the Registrant since 1989.

    MICHAEL F. MEE - From 1985 to 1990, Vice President of Finance and Chief Financial Officer and from 1987 to 1990, director of Norton Company, a manufacturer of abrasives and engineering materials. From 1990 to 1992, Executive Vice President, Finance and Chief Financial Officer, from 1990 to 1993, director and from 1992 to 1993, Chairman of the Board and Chief Financial Officer of Wang Laboratories, Inc., a provider of computer-based information processing products and services. Mr. Mee has been Chief Financial Officer and a Senior Vice President, Corporate Staff of the Registrant since March 1994.

    LEON E. ROSENBERG, M.D. - From 1980 to 1991, C.N.H. Long Professor of Human Genetics and from 1984 to 1991, Dean, Yale University School of Medicine, an educational institution. Dr. Rosenberg has been President, Bristol-Myers Squibb Pharmaceutical Research Institute, a division of the Registrant since 1991.

    STEPHEN I. SADOVE - From 1988 to 1989, Group Vice President and General Manager, Meals Division, from 1989 to 1991, Executive Vice President and General Manager, Desserts Division, General Foods USA, General Foods Corporation, a diversified consumer products company. Mr. Sadove has been President of Clairol Incorporated, a subsidiary of the Registrant since 1991.

    FREDERICK S. SCHIFF - From 1987 to 1990, Assistant Controller, Corporate Staff, the Registrant. Mr. Schiff has been Controller and a Vice President, Corporate Staff of the Registrant since 1990.

    JOHN L. SKULE - From 1988 to 1989, Vice President, Public Affairs, Squibb Corporation, a predecessor of the Registrant. From 1990 to 1991, Vice President, Industry & Public Affairs, Bristol-Myers Squibb Pharmaceutical Group, a division of the Registrant. From 1991 to 1993, Vice President, Corporate Affairs, American Home Products, a pharmaceutical and consumer products company. Mr. Skule has been Vice President, Public Affairs, Corporate Staff of the Registrant since 1993.

    JOSEPH G. SOLARI, JR. - From 1987 to 1989, President, ConvaTec, a division of the Registrant. During 1989, President, Squibb Medical Products, a division of the Registrant. Mr. Solari has been President, Bristol-Myers Squibb Medical Products Group, a division of the Registrant since 1990.

    CHARLES G. THARP, Ph.D. - From 1987 to 1990, Director, Compensation and Benefits, Corporate Staff, the Registrant. From 1990 to 1991, Vice President, Compensation and Human Resource Development, Corporate Staff, the Registrant. From 1991 to 1993, Vice President, Compensation, Benefits and Human Resource Development, Corporate Staff, the Registrant. Mr. Tharp has been Senior Vice President, Human Resources, Corporate Staff of the Registrant since 1993.

    RICHARD L. THOMPSON - From 1983 to 1989, Vice President, Government Affairs, Squibb Corporation, a predecessor of the Registrant. Mr. Thompson has been Vice President, Government Affairs, Corporate Staff of the Registrant since 1989.

    WESLEY M. THOMPSON - From 1987 to 1989, President, Bristol-Myers Lion (Japan), a subsidiary of the Registrant. From 1990 to 1991, President, Japan, Bristol-Myers Squibb Consumer Products Group - International, a division of the Registrant. Mr. Thompson has been President, Bristol-Myers Squibb Consumer Products Group - International, a division of the Registrant since 1992.

    JOACHIM VON ROY - From 1988 to 1990, President, Squibb, Central Europe Region, a division of the Registrant. From 1990 to 1993, President, Bristol-Myers Squibb Pharmaceuticals - Central Europe, a division of the Registrant. Mr. von Roy has been President, Bristol-Myers Squibb
Pharmaceuticals - Europe, a division of the Registrant since 1993.

    KENNETH E. WEG - From 1983 to 1987, President, Europe, Middle East and Africa Division, Bristol-Myers International Group, a division of the Registrant. From 1987 to 1988, President, Squibb International and Group Vice President, Squibb Corporation, a predecessor of the Registrant. From 1988 to 1989, President, Squibb Pharmaceutical Group and Group Vice President, Squibb Corporation, a predecessor of the Registrant. From 1989 to 1990, President, Squibb U.S. and Bristol-Myers Squibb International Pharmaceutical Group, a division of the Registrant. From 1990 to 1991, President, Bristol-Myers Squibb International Pharmaceutical Group, a division of the Registrant. From 1991 to 1993, President, Bristol-Myers Squibb Pharmaceutical Operations, a division of the Registrant. Mr. Weg has been President, Bristol-Myers Squibb Pharmaceutical Group, a division of the Registrant since 1993.

    In addition to the positions and offices heretofore listed, all of the foregoing executive corporate officers and other executive officers of the Registrant are directors and/or officers of one or more affiliates of the Registrant, with the exception of Messrs. Bear, Druckman, Egan, Mee, Skule and
R. L. Thompson and Ms. Maruschak.

                                   PART II
                                   -------

Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
        STOCKHOLDER MATTERS.

MARKET PRICES
- -------------
Bristol-Myers Squibb common and preferred stocks are traded on the New York Stock Exchange and the Pacific Stock Exchange (symbol: BMY). A quarterly summary of the high and low market prices is presented below:

                              1993                     1992
                      --------------------     ---------------------
                         High          Low        High           Low
Common:               -------      -------     -------       -------
First Quarter         $67 1/4      $52 7/8     $90 1/8       $75 5/8
Second Quarter         62 3/8       56 1/4      79 1/4        62
Third Quarter          60 1/8       50 7/8      71 1/4        61 7/8
Fourth Quarter         62 1/4       54 3/4      72 3/8        60

                              1993                     1992
                      --------------------     ---------------------
                         High          Low        High           Low
Preferred:            -------     --------     -------       -------
First Quarter            $271     $230            $371          $371
Second Quarter               No Trades                No Trades
Third Quarter             236      227 1/2            No Trades
Fourth Quarter               No Trades                No Trades

HOLDERS OF COMMON STOCK
- -----------------------
The approximate number of record holders of common stock at December 31, 1993 was 158,239.

The number of record holders is based upon the actual number of holders registered on the books of Bristol-Myers Squibb at such date and does not include holders of shares in "street names" or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

DIVIDENDS
- ---------
Dividend payments per share in 1993 and 1992 were:

                           Common                  Preferred
                      -----------------        -------------------
                       1993        1992         1993          1992
                      -----       -----        -----         -----
First Quarter         $ .72       $ .69        $ .50         $ .50
Second Quarter          .72         .69          .50           .50
Third Quarter           .72         .69          .50           .50
Fourth Quarter          .72         .69          .50           .50
                      -----       -----        -----         -----
  Year                $2.88       $2.76        $2.00         $2.00
                      =====       =====        =====         =====

An additional dividend increase was announced in December 1993. The 1994 indicated annual payment of $2.92 per share represents a 1.4% increase over the $2.88 per share paid in 1993. This increase represents the 22nd consecutive year that the Company has raised the dividend on its common stock.


Item 6.   SELECTED FINANCIAL DATA.

FIVE-YEAR FINANCIAL SUMMARY
- ---------------------------
OPERATING RESULTS
- -----------------

(dollars in millions,
  except per share amounts)       1993      1992      1991      1990      1989
                               -------   -------   -------    ------    ------

Net Sales                      $11,413   $11,156   $10,571    $9,741    $8,578
                               -------   -------   -------    ------    ------
Expenses:
Cost of products sold            3,029     2,857     2,717     2,665     2,418
Marketing, selling and
  administrative                 3,098     3,075     2,946     2,717     2,461
Advertising and product
  promotion                      1,255     1,291     1,263     1,189     1,073
Research and development         1,128     1,083       983       873       781
Other (a)                          332       863     (122)     (136)       661
                               -------   -------   -------    ------    ------
                                 8,842     9,169     7,787     7,308     7,394
                               -------   -------   -------    ------    ------
Earnings from Continuing
 Operations Before
  Income Taxes                   2,571     1,987     2,784     2,433     1,184

Provision for income taxes         612       449       793       742       496
                               -------   -------   -------    ------    ------
Earnings from Continuing
  Operations                   $ 1,959   $ 1,538   $ 1,991    $1,691    $  688
                               =======   =======   =======    ======    ======
Dividends paid on common
  and preferred stock          $ 1,485   $ 1,428   $ 1,249    $1,116    $  722

Earnings from continuing
 operations per common
 share (a)                        3.80      2.97      3.82      3.22      1.32

Dividends per common share        2.88      2.76      2.40      2.12      2.00


(a) In 1993, includes a special charge for pending and future product liability claims of $500 million before taxes, $310 million after taxes, or $.60 per share. In 1992, includes a provision for restructuring of $890 million before taxes, $570 million after taxes, or $1.10 per share. In 1989, includes a provision for integrating businesses of $855 million before taxes, $693 million after taxes, or $1.32 per share.

Item 6.  SELECTED FINANCIAL DATA. (con't.)

FIVE-YEAR FINANCIAL SUMMARY
- ---------------------------
FINANCIAL POSITION AT DECEMBER 31
- ---------------------------------

(dollars in millions,
  except per share amounts)       1993      1992      1991      1990      1989
                               -------   -------   -------   -------   -------

Current assets                 $ 6,570   $ 6,621    $5,567    $5,670    $5,552
Property, plant and
  equipment - net                3,374     3,141     2,936     2,631     2,350
Total assets                    12,101    10,804     9,416     9,215     8,497

Current liabilities              3,065     3,300     2,752     2,821     2,659
Long-term debt                     588       176       135       231       237
Total liabilities                6,161     4,784     3,621     3,797     3,413

Stockholders' equity             5,940     6,020     5,795     5,418     5,084

Average common shares
  outstanding (in millions)        515       518       521       525       523


Reference is made to Note 2 Special Charge, Note 3 Discontinued Operations,
Note 4 Provision for Restructuring and Note 14 Postretirement Benefit Plans Other Than Pensions, appearing in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K Annual Report.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


SUMMARY
- -------
During 1993, Bristol-Myers Squibb's worldwide sales of $11.4 billion increased 2% over the prior year. Domestic sales increased 4%, while international sales remained at prior year levels (a 5% increase excluding the unfavorable effect of foreign currency translation).

Earnings from continuing operations, excluding the 1993 special charge and a 1992 restructuring charge, increased 8% to $2,269 million and 8% to $4.40 per share. Including these charges, earnings from continuing operations were $1,959 million, or $3.80 per share, in 1993 and $1,538 million, or $2.97 per share, in 1992.

In the fourth quarter of 1993, a special charge of $500 million before taxes, $310 million after taxes, or $.60 per share, was recorded in connection with pending and future breast implant product liability claims against the Company, its subsidiary, Medical Engineering Corporation, and certain other subsidiaries. The special charge consists of $1.5 billion for potential liabilities and expenses related to breast implant claims, offset by $1 billion of expected insurance proceeds. This special charge is further discussed in
Note 2 to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K Annual Report.

In the fourth quarter of 1992, a charge of $890 million before taxes, $570 million after taxes, or $1.10 per share, was recorded in connection with various restructuring actions taken by the Company to strengthen its four core businesses in recognition of changing worldwide health care trends. This charge primarily covered the costs of reducing employment levels, including a voluntary retirement program for the Company's U.S. employees, and streamlining worldwide production and distribution operations.

Bristol-Myers Squibb's financial position remains strong. At December 31, 1993, the Company held $2.7 billion in cash and cash equivalents, time deposits and marketable securities, and working capital increased to $3.5 billion from $3.3 billion at December 31, 1992 and $2.8 billion at December 31, 1991. Cash provided by operating activities increased to $2.6 billion in 1993 from $2.0 billion and $1.8 billion in 1992 and 1991, respectively, and continued to finance research, new product development and introductions, capital spending and working capital needs, as well as increased dividend payments. In 1993, dividends per common share were $2.88, an increase of 4% over 1992. In December 1993, an additional dividend increase of 1.4% was announced, with a 1994 indicated annual payment of $2.92. With this payment, Bristol-Myers Squibb dividends will have increased at a compound annual growth rate of 15% over the past 10 years. This increase represents the 22nd consecutive year that the Company has raised the dividend on its common stock.

Bristol-Myers Squibb's strong financial position is further evidenced by its ability to maintain a triple A credit rating, a substantial unused borrowing capacity, a return on stockholders' equity of 32.8% in 1993 and a low long-term debt to equity ratio.

NET SALES AND EARNINGS
- ----------------------
Worldwide sales increased 2% in 1993 to $11.4 billion, compared to increases of 6% and 9% in 1992 and 1991, respectively. The 1993 consolidated sales growth resulted from a 3% increase due to volume, a 2% increase due to pricing, offset in part by a 3% decrease due to the unfavorable effect of foreign currency translation. Domestic sales increased 4%, while international sales remained at prior year levels (a 5% increase excluding the unfavorable effect of foreign currency translation). In 1992, the 6% increase in sales reflected a 4% increase due to pricing, a 1% increase due to volume and a 1% increase due to the favorable effect of foreign currency translation. Domestic operations, which were adversely affected by actions taken by wholesalers in 1992 to reduce their inventories of pharmaceuticals, reported sales growth of 1% in 1992 compared to 10% in 1991, while international operations reported sales growth of 12% and 7% in 1992 and 1991, respectively.

In 1993, earnings and earnings per share from continuing operations were $1,959 million and $3.80 per share, respectively, compared to $1,538 million and $2.97 per share in 1992 and $1,991 million and $3.82 per share in 1991. Excluding the 1993 special charge and the 1992 restructuring charge, earnings from continuing operations increased 8% to $2,269 million and 8% to $4.40 per share in 1993.

The effective income tax rate on earnings from continuing operations before income taxes was 23.8% in 1993 compared to 22.6% in 1992. Excluding the special charge in 1993 and the restructuring charge in 1992, the effective income tax rates were 26.1% and 26.7%, respectively, compared to 28.5% in 1991, reflecting the continued benefit of increased earnings in lower tax jurisdictions. As a result of changes approved in the Omnibus Budget Reconciliation Act of 1993, the Company estimates that its effective tax rate will increase in 1994 to approximately 30.0%.


EXPENSES
- --------
Total costs and expenses, excluding the 1993 special charge of $500 million and the 1992 restructuring charge of $890 million, were 73.1% of sales in 1993 compared to 74.2% in 1992 and 73.7% in 1991. As a percentage of sales, cost of products sold increased in 1993 to 26.5% from 25.6% in 1992 and 25.7% in 1991, primarily as a result of higher manufacturing costs of newer pharmaceutical products.

Marketing, selling and administrative expenses, as a percentage of sales, decreased to 27.1% in 1993 from 27.6% in 1992 and 27.9% in 1991. The decline in 1993 reflects reductions in selling expenses, primarily in the U.S., and the Company's ongoing commitment to contain administrative costs.

The level of advertising and promotion in support of new and existing products was $1,255 million in 1993 compared to $1,291 million in 1992 and $1,263 million in 1991. The decline in 1993 reflects lower expenditures in the nonprescription health and pharmaceutical products segments, offset in part by increased spending in the toiletries and beauty aids segment.

The Company's investment in research and development expenses reached over $1.1 billion, an increase of 4% over 1992. In 1991, research and development expenses were $983 million. The increase each year reflects the Company's continued commitment to research over a broad range of therapeutic areas and clinical development in support of newer products. Over the last 10 years, research and development spending has increased nearly fourfold, resulting in a compound annual growth rate of 14%. Pharmaceutical research and development spending, as a percentage of pharmaceutical sales, increased to 14.9% in 1993 from 14.8% in 1992 and 14.3% in 1991.


INDUSTRY SEGMENTS
- -----------------
By the end of 1993, Bristol-Myers Squibb had 27 products with more than $100 million in annual sales, including products from all four of the Company's industry segments.

In 1993, sales in the PHARMACEUTICAL PRODUCTS SEGMENT, which represents the largest segment at 57% of total company sales, increased 3% to $6,524 million. The worldwide sales growth resulted from a 5% increase due to volume and a 1% increase due to pricing, offset in part by a 3% decrease due to the unfavorable effect of foreign currency translation. Domestic sales increased 11% primarily due to the Company's newer products, while international sales decreased 4% (a 2% increase excluding the unfavorable effect of foreign currency translation). Sales of cardiovascular drugs, the largest product group in the segment at $2.6 billion, were 2% below prior year levels. Captopril, an angiotensin converting enzyme (ACE) inhibitor and the Company's largest selling product, is sold primarily under the trademark CAPOTEN* (the patent for which expires in the U.S. and Germany in 1995). Sales of captopril decreased 11% to $1.5 billion as a result of unfavorable foreign currency translation, a decline in U.S. market share and reduced sales in certain European countries reflecting restrictive government cost-containment measures. In 1993, the U.S. Food and Drug Administration (FDA) approved CAPOTEN* for a novel and expanded use following heart attacks in patients with impaired function of the left ventricle. PRAVACHOL*, the Company's newer cholesterol-lowering agent with worldwide sales exceeding $500 million, and MONOPRIL*, a second generation ACE inhibitor with once-a-day dosage, performed exceptionally well, with strong volume growth in the U.S. and in overseas markets. U.S. sales of nadolol, a beta blocker sold primarily under the trademark CORGARD* (the patent for which expired in the U.S. in September 1993), remained at prior year levels. Sales of the Company's anti-infectives increased 2% to over $1.5 billion as increases in CEFZIL*, an oral cephalosporin antibiotic, VIDEX*, an antiretroviral agent for patients with AIDS or HIV disease, and DURICEF*, a broad-spectrum oral cephalosporin antibiotic, were offset in part by declines in AMIKIN*, which is experiencing generic competition, and in AZACTAM*. The Company's line of anti-cancer agents was the fastest growing product group in the segment, strengthening the Company's leadership position in cancer therapy. In 1993, sales of anti-cancer agents increased 19% to $1.2 billion. Introductory sales of TAXOL*, the Company's anti-cancer agent approved in the U.S. and Canada in December 1992 for treatment of patients with ovarian cancer whose first-line or subsequent chemotherapy has failed, were strong. In the latter part of 1993, TAXOL* received clearance for marketing in a number of countries in Europe, Latin America and the Pacific area. Increased sales of VEPESID* (the patent for which expired in the U.S. in November 1993), PARAPLATIN* and PLATINOL* also contributed to the growth of anti-cancer agents. Central nervous system drug sales increased 7%, reflecting domestic growth in sales of BUSPAR*, the Company's novel anti-anxiety agent, and STADOL NS*, a prescription nasal spray analgesic. In the area of dermatological drugs, the Company received FDA approval in December 1993 to market DOVONEX*, a vitamin D3 analogue for the treatment of moderate psoriasis. Sales of diagnostic agents were below prior year levels primarily due to ISOVUE*.

In 1992, pharmaceutical products segment sales increased 7%, with a 4% increase due to pricing, a 2% increase due to volume and a 1% increase due to the favorable effect of foreign currency translation. Increases in sales of CAPOTEN*, PRAVACHOL*, MONOPRIL*, CEFZIL*, VIDEX*, PARAPLATIN* and VEPESID* were the primary contributors to sales growth. In 1991, sales in the segment increased 12% primarily as a result of increased cardiovascular, anti-infective, anti-cancer and central nervous system drug sales.

Operating profit margin in 1993 was 32.7% compared to 31.0% in 1992, excluding the 1992 charge of $371 million for restructuring pharmaceutical operations. The increase in 1993 resulted from reductions in selling and advertising expenses, offset in part by higher manufacturing costs of newer pharmaceutical products. In 1992, operating profit margin of 31.0%, excluding the restructuring charge, was lower than the 31.2% reported in 1991 due to increased selling and promotion expenses for the Company's new and existing products.

Sales in the MEDICAL DEVICES SEGMENT increased 2% in 1993 to $1,693 million, reflecting a 3% increase due to pricing, a 1% increase due to volume and a 2% decrease due to the unfavorable effect of foreign currency translation. Domestic sales remained at prior year levels, while international sales increased 4% (9% excluding the unfavorable effect of foreign currency translation). Worldwide sales of prosthetic implants increased 5%, led by the Insall/Burstein II Modular Total Knee System, the MGII* Total Knee System and the CENTRALIGN* Precoat Hip Prosthesis. As a result, the Company continues to maintain the number one market position worldwide in both the hip and knee prostheses markets. Sales of ostomy products increased 2% (11% excluding the unfavorable effect of foreign currency translation) primarily due to volume growth of the ACTIVE LIFE/COLODRESS* and the SUR-FIT/COMBIHESIVE* product lines in the U.S. and in international markets. During 1993, the Company introduced ACTIVE LIFE FLUSHAWAY*, a one-piece, closed-end flushable pouch. In the Company's line of wound care products, sales increased as a result of strong volume growth in international markets and the launch of several new DUODERM* products in the U.S. Sales of the Company's arthroscopy products increased due to the strong performances of orthopaedic reconstructive systems and power cutting instruments. In the Company's line of fracture management products, the Company introduced COLLAGRAFT* Bone Graft Matrix, an alternative to using bone graft materials from donor bone stock or harvested from the patient.

In 1992, worldwide sales of medical devices increased 7% due to a 5% increase from pricing, a 1% increase from volume and a 1% increase due to the favorable effect of foreign currency translation. The sales growth was primarily due to increased sales of prosthetic implants, ostomy, wound care and arthroscopy products, offset in part by volume declines of other product lines divested in 1991. In 1991, sales in the segment increased 9% as a result of increases in knee and hip prostheses and ostomy and wound care products.

During 1993, the Company sold certain assets of Edward Weck Incorporated and announced the intention to sell its Xomed-Treace subsidiary.

As a result of the $500 million special charge for pending and future breast implant product liability claims and related expenses, the medical devices segment recorded an operating loss of $24 million in 1993. Excluding the 1993 special charge and the 1992 restructuring charge of $155 million, operating profit margin was 28.1% in 1993 compared to 27.6% in 1992. The increase in 1993 reflects declines in selling and administrative expenses. In 1992, operating profit margin of 27.6%, excluding the restructuring charge, increased from 22.7% in 1991, which included costs associated with the divestiture of certain product lines.

In the NONPRESCRIPTION HEALTH PRODUCTS SEGMENT, sales of $1,964 million remained at prior year levels as a 5% increase due to pricing was offset by a 5% decrease due to volume. Domestic sales decreased 3%, primarily in sales of EXCEDRIN* and BUFFERIN* analgesics, which were adversely affected by increased competition in the U.S. market. International sales increased 6%, primarily due to BUFFERIN*, the leading internal analgesic in Japan, and ISOCAL*, an adult nutritional product. Worldwide sales of infant formulas increased with the introduction of LACTOFREE*, a milk-based, lactose-free infant formula introduced in the U.S. in early 1993, and growth in sales of NUTRAMIGEN* and Gerber Soy specialty formulas as well as ENFAPRO* and Gerber Baby routine formulas. These increases were offset in part by reduced sales of ENFAMIL* and PROSOBEE* under the federal government's Women, Infants and Children (WIC) program due to the loss of certain sole source contracts in late 1992 and early 1993. In the latter part of 1993, five new WIC contracts, in Pennsylvania, Missouri, South Carolina, Colorado and Mississippi, became effective.

In 1992, worldwide sales of nonprescription health products increased 3% due to a 5% increase in pricing, offset in part by a 2% decrease due to volume. The sales growth was primarily due to increases in international sales of ENFAMIL*, ENFAPRO* and PROSOBEE* infant formulas and BUFFERIN* analgesics. In 1991, sales in the segment increased 7% as a result of Gerber Baby Formula, ENFAPRO*, PROSOBEE*, SUSTAGEN*, EXCEDRIN* IB, EXCEDRIN PM* and BUFFERIN* AF Nite Time.

Operating profit margin of 23.6% in 1993 remained relatively unchanged from the 23.7% reported in 1992, excluding the 1992 charge of $150 million for restructuring worldwide operations of the nonprescription health products segment and a $46 million charge for the cost of settlements relating to the Company's infant formula business. In 1992, operating profit margin of 23.7%, excluding the 1992 charges, increased from 22.9% in 1991.

Sales in the TOILETRIES AND BEAUTY AIDS SEGMENT increased 1% in 1993 to $1,232 million, reflecting a 2% increase due to pricing, a 1% increase due to volume and a 2% decrease due to the unfavorable effect of foreign currency translation. Domestic sales increased 1%, and international sales increased 2%. Sales of the Company's haircoloring products increased, as GLINTS* Conditioning Color Enhancer, a new haircoloring product introduced in the U.S. aimed at new and younger users, performed exceptionally well during its first year, as did LASTING COLOR BY LOVING CARE* and BRIGHTS BY NICE 'N EASY*. Sales of skin care products increased due to international growth of SEA BREEZE* and sales from Laboratori Guieu, an Italian over-the-counter skin care company acquired in early 1993. In the Company's line of anti-perspirants, sales of BAN* increased, reflecting the introduction of BAN CLEAR* A.P., a clear solid anti-perspirant, launched in the U.S. and Canada.

In 1992, sales in the toiletries and beauty aids segment increased 1% due to a 3% increase in pricing, offset in part by a 2% decrease in volume. Increased sales of anti-perspirants and haircoloring products were partially offset by declines of beauty appliances and other hair care products. In 1991, sales in the segment decreased 5% as increased sales of haircoloring products and anti-perspirants were more than offset by declines in other brands.

In December 1993, the Company sold the beauty appliance division of Clairol.

Operating profit margin in 1993 was 13.2% compared to 13.1% in 1992, after adjusting for the 1992 charge of $150 million for restructuring the worldwide toiletries and beauty aids segment. In 1992, operating profit margin of 13.1%, excluding the restructuring charge, decreased from 16.9% in 1991 partially due to increased advertising and promotion expenditures as a percentage of sales.


GEOGRAPHIC AREAS
- ----------------
In 1993, sales of the Company's domestic operations increased 4% primarily as a result of gains in the pharmaceutical products segment. Operating profit margin from domestic operations was 23.2% in 1993 compared to 19.9% in 1992. Excluding the 1993 special charge of $500 million and the 1992 restructuring charge of $595 million, operating profit margin increased to 29.8% in 1993 from 28.0% in 1992. The increase reflects declines in selling and administrative expenses, offset in part by increased manufacturing costs of newer pharmaceutical products. In 1992, domestic sales, which were adversely affected by actions taken by wholesalers to reduce their inventories of pharmaceuticals, increased 1%. Operating profit margin, after adjusting for the 1992 restructuring charge, was 28.0% compared to 28.1% in 1991 in part due to increased selling and promotion expenses.

Internationally, sales in 1993 remained at prior year levels. Excluding the unfavorable effect of foreign currency translation, international sales increased 5% in the year. International sales increased 12% in 1992 and 7% in 1991.

Sales in Europe, Mid-East and Africa, net of inter-area sales, decreased 8% in 1993 as a result of unfavorable foreign currency translation as well as lower pharmaceutical sales in certain European countries reflecting restrictive government cost-containment measures. Operating profit margin was 19.3% compared to 21.1% in 1992, excluding the 1992 restructuring charge of $134 million, primarily as a result of declines in the pharmaceutical products segment. In 1992, sales in Europe, Mid-East and Africa increased 13%, reflecting growth of PRAVACHOL*, CAPOTEN*, prosthetic implants, ostomy and wound care products, as well as introductory sales of MONOPRIL* in Italy. Operating profit margin, excluding the 1992 restructuring charge, was 21.1% compared to 22.1% in 1991.

Sales in Other Western Hemisphere countries increased 5% in 1993, primarily due to increased sales of anti-infectives, cardiovasculars, haircoloring products and anti-perspirants in Latin America. Operating profit margin of 20.0% remained relatively unchanged from the 20.1% reported in 1992, excluding the 1992 restructuring charge of $51 million. In 1992, sales in Other Western Hemisphere countries increased 8% primarily due to volume growth of cardiovasculars, anti-infectives and infant formulas in Latin America. Operating profit margin was 20.1% in 1992, excluding the restructuring charge, compared to 19.8% in 1991.

Sales in the Pacific area increased 15% in 1993 as a result of favorable foreign currency translation and increased sales of prosthetic implants, infant formulas and anti-cancer drugs. Operating profit margin was 15.8% compared to 12.6% in 1992, excluding the 1992 restructuring charge of $46 million, primarily as a result of improvements in the pharmaceutical products and medical devices segments. In 1992, Pacific area sales increased 12% due to growth of infant formulas, prosthetic implants, cardiovascular drugs and analgesics. Operating profit margin was 12.6%, excluding the 1992 restructuring charge, compared to 10.3% in 1991, reflecting improvements in the medical devices segment.

FINANCIAL POSITION
- ------------------
The Company considers cash, including cash equivalents, time deposits and marketable securities as its principal measure of liquidity. These items totaled $2.7 billion at December 31, 1993, increasing from $2.4 billion and $1.6 billion at December 31, 1992 and 1991, respectively. The Company also continues to maintain a high level of working capital, increasing to $3.5 billion at December 31, 1993 from $3.3 billion at December 31, 1992 and $2.8 billion at December 31, 1991. The Company's current ratio at December 31, 1993 increased to 2.14 from 2.01 in 1992 and 2.02 in 1991. Cash and cash equivalents, time deposits and marketable securities and the conversion of other working capital items to cash are expected to be adequate to fund the operations of the Company and any product liability claims and related expenses.

Short-term borrowings decreased to $177 million from $375 million and $553 million at December 31, 1992 and 1991, respectively, reflecting repayments of international borrowings. In June 1993, the Company issued $350 million principal amount of 7.15% Debentures Due 2023, for general corporate purposes, including stock purchase programs, working capital, capital expenditures, repayment or refinancing of borrowings and acquisitions.

Internally generated cash from operations continued to increase in 1993 to $2.6 billion from $2.0 billion and $1.8 billion in 1992 and 1991, respectively, reflecting the Company's ongoing commitment to improve cash flow and working capital needs. Cash provided by operations continued to be the primary source for financing expenditures for new plant and equipment. Over the past three years, the Company has invested $1.9 billion in capital expansion in its commitment to maintain superior production and research facilities and to improve plant efficiency. Cash from operations also was used to pay dividends of nearly $4.2 billion during the past three years, and to fund the $1.1 billion purchase of over 16 million shares of the Company's common stock over the same period.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                         BRISTOL-MYERS SQUIBB COMPANY
                      CONSOLIDATED STATEMENT OF EARNINGS
              (in millions of dollars except per share amounts)

                                                   Year Ended December 31,
                                              --------------------------------
                                                 1993        1992         1991
                                              -------     -------      -------
Net Sales                                     $11,413     $11,156      $10,571
                                              -------     -------      -------
Expenses:
Cost of products sold                           3,029       2,857        2,717
Marketing, selling and administrative           3,098       3,075        2,946
Advertising and product promotion               1,255       1,291        1,263
Research and development                        1,128       1,083          983
Special charge                                    500           -            -
Provision for restructuring                         -         890            -
Other                                           (168)        (27)        (122)
                                              -------     -------      -------
                                                8,842       9,169        7,787
                                              -------     -------      -------
Earnings from Continuing Operations
   Before Income Taxes                          2,571       1,987        2,784

Provision for income taxes                        612         449          793
                                              -------     -------      -------
Earnings from Continuing Operations             1,959       1,538        1,991

Discontinued Operations, net                        -         670           65
                                              -------     -------      -------
Earnings Before Cumulative Effect of
   Accounting Change                            1,959       2,208        2,056

Cumulative Effect of Accounting Change
   (net of income tax benefit of $144)              -       (246)            -
                                              -------     -------      -------
Net Earnings                                  $ 1,959     $ 1,962      $ 2,056
                                              =======     =======      =======
Per Common Share:
   Earnings from continuing operations          $3.80       $2.97        $3.82
   Discontinued operations                          -        1.29          .13
                                                -----       -----        -----
   Earnings before cumulative effect of
     accounting change                           3.80        4.26         3.95
   Cumulative effect of accounting change           -        (.47)           -
                                                -----       -----        -----
   Net earnings                                 $3.80       $3.79        $3.95
                                                =====       =====        =====







The accompanying notes are an integral part of these financial statements.

                         BRISTOL-MYERS SQUIBB COMPANY
                          CONSOLIDATED BALANCE SHEET
                                    ASSETS
                           (in millions of dollars)

                                                          December 31,
                                                ------------------------------
                                                   1993       1992        1991
                                                -------    -------      ------

Current Assets:
Cash and cash equivalents                       $ 2,421    $ 2,137      $1,435
Time deposits and marketable securities             308        248         148
Receivables, net of allowances                    1,859      1,984       1,971
Inventories                                       1,322      1,490       1,451
Prepaid expenses                                    660        762         562
                                                -------    -------      ------
  Total Current Assets                            6,570      6,621       5,567

Property, Plant and Equipment - net               3,374      3,141       2,936

Insurance Recoverable                             1,000          -           -

Other Assets                                        966        889         743

Excess of cost over net tangible assets
  received in business acquisitions                 191        153         170
                                                -------    -------      ------
                                                $12,101    $10,804      $9,416
                                                =======    =======      ======



























The accompanying notes are an integral part of these financial statements.

                         BRISTOL-MYERS SQUIBB COMPANY
                          CONSOLIDATED BALANCE SHEET
                     LIABILITIES AND STOCKHOLDERS' EQUITY
                           (in millions of dollars)

                                                          December 31,
                                                ------------------------------
                                                   1993       1992        1991
                                                -------    -------      ------
LIABILITIES
- -----------

Current Liabilities:
Short-term borrowings                           $   177    $   375      $  553
Accounts payable                                    649        562         537
Accrued expenses                                  1,550      1,422       1,167
U.S. and foreign income taxes payable               689        941         495
                                                -------    -------      ------
  Total Current Liabilities                       3,065      3,300       2,752

Product Liability                                 1,370         63          65

Other Liabilities                                 1,138      1,245         669

Long-Term Debt                                      588        176         135
                                                -------    -------      ------
  Total Liabilities                               6,161      4,784       3,621
                                                -------    -------      ------
STOCKHOLDERS' EQUITY
- --------------------

Preferred stock, $2 convertible series:
  Authorized 10 million shares; issued and
  outstanding 25,798 in 1993, 28,517 in
  1992 and 30,980 in 1991, liquidation
  value of $50 per share                              -          -           -

Common stock, par value of $.10 per share:
  Authorized 1.5 billion shares; issued
  532,688,458 in 1993, 532,673,413 in 1992
  and 532,659,944 in 1991                            53         53          53

Capital in excess of par value of stock             353        435         485

Cumulative translation adjustments                (332)      (208)        (90)

Retained earnings                                 7,243      6,769       6,235
                                                -------    -------      ------
                                                  7,317      7,049       6,683
Less cost of treasury stock - 20,782,281
  common shares in 1993, 14,689,052 in 1992
  and 13,142,575 in 1991                          1,377      1,029         888
                                                -------    -------      ------
  Total Stockholders' Equity                      5,940      6,020       5,795
                                                -------    -------      ------
                                                $12,101    $10,804      $9,416
                                                =======    =======      ======
The accompanying notes are an integral part of these financial statements.

                         BRISTOL-MYERS SQUIBB COMPANY
                 CONSOLIDATED STATEMENT OF RETAINED EARNINGS
                           (in millions of dollars)

                                                   Year Ended December 31,
                                              --------------------------------
                                                 1993        1992         1991
                                              -------     -------      -------

Retained Earnings, January 1                   $6,769      $6,235       $5,428

Net earnings                                    1,959       1,962        2,056
                                               ------      ------       ------
                                                8,728       8,197        7,484

Less dividends                                  1,485       1,428        1,249
                                               ------      ------       ------
Retained Earnings, December 31                 $7,243      $6,769       $6,235
                                               ======      ======       ======






































The accompanying notes are an integral part of these financial statements.

                         BRISTOL-MYERS SQUIBB COMPANY
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                           (in millions of dollars)

                                                    Year Ended December 31,
                                                 -----------------------------
                                                   1993       1992        1991
                                                 ------     ------      ------
Cash Flows From Operating Activities:
Earnings from continuing operations              $1,959     $1,538      $1,991
Depreciation and amortization                       308        295         246
Special charge                                      500          -           -
Provision for restructuring                           -        890           -
Other operating items                                49         50         103
Receivables                                          41      (125)       (269)
Inventories                                         129      (163)       (114)
Prepaid expenses                                     92      (121)           4
Accounts payable                                    134         75          40
Accrued expenses and income taxes                 (276)      (150)       (194)
Deferred income taxes                              (27)      (196)        (31)
Other liabilities                                 (329)       (65)          59
                                                 ------     ------      ------
  Net Cash Provided by Operating Activities       2,580      2,028       1,835
                                                 ------     ------      ------

Cash Flows From Investing Activities:
Proceeds from sales of time deposits and
  marketable securities                             993        169       4,090
Purchases of time deposits and marketable
  securities                                    (1,049)      (269)     (2,865)
Additions to fixed assets                         (570)      (647)       (628)
Proceeds from sales of businesses                    98      1,150           -
Other, net                                         (69)         27        (26)
                                                 ------     ------      ------
Net Cash (Used in) Provided by
    Investing Activities                          (597)        430         571
                                                 ------     ------      ------

Cash Flows From Financing Activities:
Short-term borrowings                             (228)      (169)         169
Long-term debt                                      394         40        (96)
Issuances of common stock under stock plans          38         37          46
Purchases of treasury stock                       (419)      (228)       (447)
Dividends paid                                  (1,485)    (1,428)     (1,249)
                                                 ------     ------      ------
  Net Cash Used in Financing Activities         (1,700)    (1,748)     (1,577)
                                                 ------     ------      ------
Effect of Exchange Rates on Cash                      1        (8)          10
                                                 ------     ------      ------
Increase in Cash and Cash Equivalents               284        702         839
Cash and Cash Equivalents at Beginning of Year    2,137      1,435         596
                                                 ------     ------      ------
Cash and Cash Equivalents at End of Year         $2,421     $2,137      $1,435
                                                 ======     ======      ======



The accompanying notes are an integral part of these financial statements.

                         BRISTOL-MYERS SQUIBB COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (in millions of dollars)


Note 1  ACCOUNTING POLICIES
- ---------------------------

Basis of Consolidation - The consolidated financial statements include the accounts of Bristol-Myers Squibb Company and all of its subsidiaries.

Cash and Cash Equivalents - Cash and cash equivalents primarily include securities with a maturity of three months or less at the time of purchase, recorded at cost, which approximates market.

Time Deposits and Marketable Securities - Time deposits and marketable securities are available for sale and are recorded at fair value, which approximates cost.

Inventory Valuation - Inventories are generally stated at average cost, not in excess of market.

Property and Depreciation - Expenditures for additions, renewals and betterments are capitalized at cost. Depreciation is generally computed by the straight-line method based on the estimated useful lives of the related assets.

Excess of Cost over Net Tangible Assets - The excess of cost over net tangible assets received in business acquisitions subsequent to October 31, 1970 is being amortized on a straight-line basis over periods not exceeding forty years.

Earnings Per Share - Earnings per common share are computed using the weighted average number of shares outstanding during the year. The effect of shares issuable under stock plans is not significant.


Note 2  SPECIAL CHARGE
- ----------------------

In the fourth quarter of 1993, the Company recorded a special charge of $500 million before taxes, $310 million after taxes, or $.60 per share, in connection with pending and future breast implant product liability claims against the Company, its subsidiary, Medical Engineering Corporation, and certain other subsidiaries. The special charge consists of $1.5 billion for potential liabilities and expenses related to breast implant claims ($1.4 billion recorded as a long-term liability in Product Liability and $.1 billion recorded as a current liability in Accrued Expenses), offset by $1 billion of expected insurance proceeds (recorded as Insurance Recoverable). Although the Company is currently engaged in coverage litigation with certain of its insurers, such expected insurance proceeds represent the amount of insurance which the Company considers appropriate to record as recoverable at this time. The Company believes that ultimately it will obtain substantial additional amounts of insurance proceeds. See Note 18.

                         BRISTOL-MYERS SQUIBB COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (in millions of dollars)


Note 3  DISCONTINUED OPERATIONS
- -------------------------------

On December 31, 1992, the Company completed the sale of The Drackett Company, its household products business, to S.C. Johnson & Son, Inc., for $1.15 billion in cash. The sale resulted in a gain of $952 million before taxes, $605 million after taxes, or $1.17 per share. Drackett has been reported as a discontinued operation.

Summary results of Drackett's operations in 1992 and 1991 were:

                                             Year Ended
                                             December 31,
                                         -------------------
                                         1992           1991
                                         ----           ----
Net sales                                $571           $588
                                         ====           ====

Earnings before income taxes             $103           $103
Provision for income taxes                 38             38
                                         ----           ----
Net earnings                             $ 65           $ 65
                                         ====           ====


Note 4  PROVISION FOR RESTRUCTURING
- -----------------------------------

In the fourth quarter of 1992, a charge of $890 million before taxes was recorded in connection with various restructuring actions taken by the Company to strengthen its four core businesses in recognition of changing worldwide health care trends. This charge primarily covered the costs of reducing employment levels, including a voluntary retirement program for the Company's U.S. employees, and streamlining worldwide production and distribution operations. The after-tax effect of the charge was $570 million, or $1.10 per share.


Note 5  FOREIGN CURRENCY TRANSLATION
- ------------------------------------

Cumulative translation adjustments, which represent the effect of translating assets and liabilities of the Company's non-U.S. entities, except those in highly inflationary economies, were:
                                              1993      1992     1991
                                              ----      ----     ----
Balance, January 1                            $208      $ 90      $61
Effect of balance sheet translations:
  Amount                                       141       151       38
  Tax effect                                  (17)      (33)      (9)
                                              ----      ----      ---
Balance, December 31                          $332      $208      $90
                                              ====      ====      ===

                         BRISTOL-MYERS SQUIBB COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (in millions of dollars)


Gains (Losses) reflected in earnings from continuing operations in 1993, 1992 and 1991 of $21 million, $(63) million and $(44) million, respectively, net of applicable income taxes, resulted from foreign currency transactions and translation adjustments related to non-U.S. entities operating in highly inflationary economies. In 1993, the gain reflected $86 million (included in Other Income and Expenses) from foreign currency transactions and translation adjustments, offset by $52 million of reductions in gross margin from charging cost of products sold with inventory at historic rates. In 1992 and 1991, the losses primarily reflected reductions in gross margins.


Note 6  OTHER INCOME AND EXPENSES
- ---------------------------------
                                               Year Ended December 31,
                                         ----------------------------------
                                         1993           1992           1991
                                         ----           ----           ----

Interest income                          $ 96            $78           $139
Interest expense                         (57)           (49)           (55)
Other - net (Note 5)                      129            (2)             38
                                         ----           ----           ----
                                         $168            $27           $122
                                         ====           ====           ====

Interest expense was reduced by $14 million in 1993, $13 million in 1992 and $12 million in 1991 due to interest capitalized on major property, plant and equipment projects. Cash payments for interest, net of amounts capitalized, were $51 million, $46 million and $47 million in 1993, 1992 and 1991, respectively.


Note 7  PROVISION FOR INCOME TAXES
- ----------------------------------

The components of earnings from continuing operations before income taxes were:

                                               Year Ended December 31,
                                            ------------------------------
                                              1993        1992        1991
                                            ------      ------      ------

U.S.                                        $1,561      $1,248      $2,029
Non-U.S.                                     1,010         739         755
                                            ------      ------      ------
                                            $2,571      $1,987      $2,784
                                            ======      ======      ======

                         BRISTOL-MYERS SQUIBB COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (in millions of dollars)


The provision for income taxes consisted of:

                                                 Year Ended December 31,
                                              ----------------------------
                                              1993        1992        1991
                                              ----        ----        ----

Current:
  U.S. Federal                                $257        $341        $399
  Non-U.S.                                     307         310         253
  State and local                               42          60          67
                                              ----        ----        ----
                                               606         711         719
                                              ----        ----        ----
Deferred:
  U.S.                                        (35)       (178)          33
  Non-U.S.                                      41        (84)          41
                                              ----        ----        ----
                                                 6    (262)(a)          74
                                              ----        ----        ----
                                              $612        $449        $793
                                              ====        ====        ====

(a) Primarily resulted from the provision for restructuring.

Income taxes paid during the year were $783 million, $606 million and $795 million in 1993, 1992 and 1991, respectively.

The Company's provision for income taxes in 1993, 1992 and 1991 was different from the amount computed by applying the statutory United States Federal income tax rate to earnings from continuing operations before income taxes, as a result of the following:
                                                     % of Earnings
                                                From Continuing Operations
                                                   Before Income Taxes
                                              -----------------------------
                                               1993        1992        1991
                                              -----       -----       -----
U.S. statutory rate                            35.0%       34.0%       34.0%
Tax exemptions of operations in
  Puerto Rico                                 (10.1)       (8.7)       (7.9)
State and local taxes                           1.1          .2         1.6
Non-U.S. operations                             (.2)       (1.8)        1.3
Other                                          (2.0)       (1.1)        (.5)
                                              -----       -----       -----
                                               23.8%       22.6%       28.5%
                                              =====       =====       =====

Prepaid taxes at December 31, 1993, 1992 and 1991 were $377 million, $405 million and $268 million, respectively. The deferred income tax asset, included in Other Assets, at December 31, 1993 and 1992 was $230 million and $160 million, respectively. The deferred income tax liability, included in Other Liabilities, at December 31, 1991 was $112 million.

                         BRISTOL-MYERS SQUIBB COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (in millions of dollars)

The components of prepaid and deferred income taxes consisted of:

                                                     December 31,
                                              ---------------------------
                                              1993       1992        1991
                                              ----       ----        ----
Postretirement and pension benefits           $275       $144       $(10)
Product liability                              183         30          40
Restructuring and integrating businesses       149        356         144
Depreciation                                 (198)      (166)       (158)
Other                                          198        201         140
                                              ----       ----        ----
                                              $607       $565        $156
                                              ====       ====        ====

The Company has settled its United States Federal income tax returns through 1987 with the Internal Revenue Service.

United States Federal income taxes have not been provided on substantially all of the unremitted earnings of non-U.S. subsidiaries, since it is management's practice and intent to reinvest such earnings in the operations of these subsidiaries. The total amount of the net unremitted earnings of non-U.S. subsidiaries was approximately $1,562 million at December 31, 1993.

Note 8  INVENTORIES
- -------------------
                                                    December 31,
                                            -----------------------------
                                              1993       1992        1991
                                            ------     ------      ------
Finished goods                              $  741     $  846      $  836
Work in process                                239        272         245
Raw and packaging materials                    342        372         370
                                            ------     ------      ------
                                            $1,322     $1,490      $1,451
                                            ======     ======      ======

Note 9  PROPERTY, PLANT AND EQUIPMENT
- -------------------------------------
                                                     December 31,
                                            -----------------------------
                                              1993       1992        1991
                                            ------     ------      ------
Land                                        $  148     $  145      $  144
Buildings                                    1,814      1,741       1,568
Machinery, equipment and fixtures            2,779      2,763       2,565
Construction in progress                       495        383         441
                                            ------     ------      ------
                                             5,236      5,032       4,718

Less accumulated depreciation                1,862      1,891       1,782
                                            ------     ------      ------
                                            $3,374     $3,141      $2,936
                                            ======     ======      ======

                         BRISTOL-MYERS SQUIBB COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (in millions of dollars)


Note 10  ACCRUED EXPENSES AND OTHER LIABILITIES
- -----------------------------------------------

The components of accrued expenses were:

                                                     December 31,
                                            -----------------------------
                                              1993       1992        1991
                                            ------     ------      ------
Restructuring and integrating
  businesses                                $  288     $  326      $   66
Medicaid and other rebates                     173         98          79
Salaries and wages                             111        146         153
Other                                          978        852         869
                                            ------     ------      ------
                                            $1,550     $1,422      $1,167
                                            ======     ======      ======

The components of other liabilities were:
                                                     December 31,
                                            -----------------------------
                                              1993       1992        1991
                                            ------     ------       -----

Postretirement benefits                     $  452     $  402        $  -
Pension benefits                               305         73          75
Restructuring and integrating
  businesses                                    82        460         175
Deferred income taxes                            -          -         112
Other                                          299        310         307
                                            ------     ------       -----
                                            $1,138     $1,245        $669
                                            ======     ======       =====


Note 11  SHORT-TERM BORROWINGS AND LONG-TERM DEBT
- -------------------------------------------------

Short-term borrowings included amounts due to banks and current installments of long-term debt totaling $14 million, $61 million and $102 million at December 31, 1993, 1992 and 1991, respectively.

The Company has short-term lines of credit with domestic and foreign banks. At December 31, 1993, the unused portions of these lines of credit were approximately $200 million and $491 million, respectively.

                         BRISTOL-MYERS SQUIBB COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (in millions of dollars)


The components of long-term debt were:

                                                     December 31,
                                              ---------------------------
                                              1993       1992        1991
                                              ----       ----        ----
7.15% Debentures, due in 2023                 $343       $  -        $  -
5.0% Term Loan, due in 2000                     64          -           -
6.18% Term Loan, due in 1997                    60         53           -
5.3% Term Loan, due in 1996                     55         49           -
6 3/8% and 6 1/2% Notes, due
  annually from 1995 to 2004                    30         30          30
5.906% Term Loan, paid in 1993                   -          -          47
Capitalized lease obligations,
  due in varying amounts
  through 2008                                  18         15          16
Other, due in varying amounts
  through 2008                                  18         29          42
                                              ----       ----        ----
                                              $588       $176        $135
                                              ====       ====        ====

Long-term debt at December 31, 1993 was payable:

Years Ending December 31,
- -------------------------
1995                                          $ 12
1996                                            65
1997                                            68
1998                                             7
1999                                             6
2000 and later                                 430
                                              ----
                                              $588
                                              ====


Note 12  FINANCIAL INSTRUMENTS
- ------------------------------

The Company entered into certain financial instruments to reduce its exposure to fluctuations in foreign currencies and in interest rates. These financial instruments included foreign exchange contracts of $372 million, $392 million and $705 million outstanding as of December 31, 1993, 1992 and 1991, respectively, and interest rate protection agreements of $100 million outstanding as of December 31, 1991. The foreign exchange contracts outstanding as of December 31, 1993 mature at various times through 1996.

                         BRISTOL-MYERS SQUIBB COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (in millions of dollars)


Note 13  RETIREMENT BENEFIT PLANS
- ---------------------------------

The Company and certain of its subsidiaries have defined benefit pension plans for regular full-time employees. The principal pension plan is the Bristol-Myers Squibb Retirement Income Plan. The Company's funding policy is to contribute amounts to provide for current service and to fund past service liability.

Cost for the Company's defined benefit plans included the following components:

                                                     Year Ended December 31,
                                                     -----------------------
                                                     1993      1992     1991
                                                     ----      ----     ----

Service cost - benefits earned during the year       $104     $  94    $  79
Interest cost on projected benefit obligation         152       144      131
Actual earnings on plan assets                      (232)     (119)    (328)
Net amortization and deferral                          54      (73)      172
                                                     ----     -----    -----
Net pension expense                                  $ 78     $  46    $  54
                                                     ====     =====    =====

The weighted average actuarial assumptions for the Company's pension plans were as follows:

                                                           December 31,
                                                     -------------------------
                                                     1993       1992      1991
                                                     ----       ----      ----

Discount rate                                         7.0%       8.2%      8.6%
Compensation increase                                 4.5%       5.0%      5.0%
Long-term rate of return                             11.0%      12.0%     12.0%


The funded status of the plans was as follows:
                                                         December 31,
                                                -----------------------------
                                                    1993       1992      1991
                                                --------   --------  --------

Actuarial present value of accumulated
  benefit obligation:
  Vested                                        $(1,758)   $(1,354)  $(1,226)
  Non-vested                                       (201)      (155)     (147)
                                                --------   --------  --------
                                                $(1,959)   $(1,509)  $(1,373)
                                                ========   ========  ========

                         BRISTOL-MYERS SQUIBB COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (in millions of dollars)

                                                         December 31,
                                                 ----------------------------
                                                    1993       1992      1991
                                                 -------    -------   -------

Total projected benefit obligation              $(2,339)   $(1,892)  $(1,730)
Plan assets at fair value                          1,702      1,681     1,694
                                                 -------    -------   -------
Plan assets less than projected benefit
  obligation                                       (637)      (211)      (36)
Unamortized net assets at adoption                 (103)      (129)     (145)
Unrecognized prior service cost                       96        105       112
Unrecognized net losses                              510        313       137
Adjustment required to recognize minimum
  pension liability                                (171)          -         -
                                                 -------    -------   -------

(Accrued) Prepaid pension expense               $  (305)    $    78   $    68
                                                 =======    =======   =======

In 1993, the increase in the actuarial present value of accumulated benefit obligation and in plan assets less than projected benefit obligation was primarily due to a lower discount rate and the effect of the voluntary retirement program offered to the Company's U.S. employees.

In 1993, $112 million of the adjustment required to recognize minimum pension liability was recorded in Other Assets and $59 million was recorded as a reduction in Stockholders' Equity.

Plan benefits are primarily based on years of credited service and on participant's compensation. Plan assets principally consist of equity securities and fixed income securities.


Note 14  POSTRETIREMENT BENEFIT PLANS OTHER THAN PENSIONS
- ---------------------------------------------------------

The Company provides comprehensive medical and group life benefits to substantially all U.S. retirees who elect to participate in the Company's comprehensive medical and group life plans. The medical plan is contributory. Contributions are adjusted periodically and vary by date of retirement and the original retiring company. The life insurance plan is non-contributory.

Effective January 1, 1992, the Company adopted the provisions of Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions (FAS 106). This statement requires that the costs of postretirement benefits, primarily health care benefits, be accrued during an employee's active working career. In prior years, these costs were expensed as paid. The Company recorded the discounted value of expected future benefits attributed to employees' service rendered prior to 1992 as a cumulative effect of an accounting change. This one-time non-cash accounting change was $390 million before taxes, $246 million after taxes, or $.47 per share.

                         BRISTOL-MYERS SQUIBB COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (in millions of dollars)

Cost for the Company's postretirement benefit plans included the following components:
                                                           Year Ended
                                                           December 31,
                                                       -------------------
                                                       1993           1992
                                                       ----           ----

Service cost - benefits earned during the year          $ 8            $ 8
Interest cost on accumulated postretirement benefit
  obligation                                             32             30
Actual earnings on plan assets                          (2)              -
                                                       ----           ----
Postretirement benefit expense                          $38            $38
                                                       ====           ====

The status of the plans was as follows:
                                                          December 31,
                                                      --------------------
                                                       1993           1992
                                                      -----          -----
Accumulated postretirement benefit obligation:
  Retirees                                           $(380)         $(251)
  Fully eligible active plan participants              (17)           (27)
  Other active plan participants                      (124)          (131)
                                                      -----          -----
                                                      (521)          (409)
Plan assets at fair value                                28              7
                                                      -----          -----
Accumulated postretirement benefit obligation
  in excess of plan assets                            (493)          (402)
Unrecognized prior service cost                         (1)              -
Unrecognized net losses                                  42              -
                                                      -----          -----
Accrued postretirement benefit expense               $(452)         $(402)
                                                      =====          =====

In 1993, the increase in the accumulated postretirement benefit obligation was primarily due to a lower discount rate and the effect of the voluntary retirement program offered to the Company's U.S. employees.

For measurement purposes, an annual rate of increase in the per capita cost of covered health care benefits of 12.3% for participants under age 65 and 10.2% for participants age 65 and over was assumed for 1994; the rate was assumed to decrease gradually to 5.2% in 2007 and to remain at that level thereafter. Increasing the assumed medical care cost trend rates by 1 percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1993 by $28 million and the aggregate of the service and interest cost components of net postretirement benefit expense for the year then ended by $2 million. The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.0% in 1993 and 8.2% in 1992.

                         BRISTOL-MYERS SQUIBB COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (in millions of dollars)

Plan assets principally consist of equity securities and fixed income securities. The expected long-term rate of return on plan assets was 11.0% in 1993 and 12.0% in 1992.

The cost of postretirement benefits was expensed as paid prior to the adoption of FAS 106 and totaled $18 million in 1991.


Note 15  STOCKHOLDERS' EQUITY
- -----------------------------

Changes in capital shares and capital in excess of par value of stock were:

                                                                  Capital In
                                                                      Excess
                                                                of Par Value
                                    Shares of Common Stock          of Stock
                                   -------------------------    (in millions
                                        Issued      Treasury     of dollars)
                                   -----------    ----------    ------------

Balance, December 31, 1990         532,603,203     8,784,350        $504
Issued pursuant to stock
  plans, options, rights and
  warrants                              27,570   (1,415,607)        (19)
Conversions of preferred
  stock                                 29,171             -           -
Purchases                                    -     5,773,832           -
                                   -----------    ----------        ----
Balance, December 31, 1991         532,659,944    13,142,575         485
Issued pursuant to stock
  plans, options, rights and
  warrants                               3,052   (1,464,223)        (50)
Conversions of preferred stock          10,417             -           -
Purchases                                    -     3,010,700           -
                                   -----------    ----------        ----
Balance, December 31, 1992         532,673,413    14,689,052         435
Issued pursuant to stock
  plans, options, rights and
  warrants                               3,530   (1,183,365)        (23)
Conversions of preferred
  stock                                 11,515             -           -
Purchases                                    -     7,276,594           -
Adjustment required to recognize
  minimum pension liability                  -             -        (59)
                                   -----------    ----------        ----
Balance, December 31, 1993         532,688,458    20,782,281        $353
                                   ===========    ==========        ====

Each share of the Company's preferred stock is convertible into 4.24 shares of common stock and is callable at the Company's option. The reductions in the number of issued shares of preferred stock in 1993, 1992 and 1991 were due to conversions into common stock.

                         BRISTOL-MYERS SQUIBB COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (in millions of dollars)

Dividends per common share were $2.88 in 1993, $2.76 in 1992 and $2.40 in 1991.

Under the Company's stock option plans, officers, directors and key employees may be granted options to purchase the Company's common stock at 100% of the market price on the day the option is granted. Additionally, the plans provide for the granting of stock appreciation rights whereby the grantee may surrender exercisable options and receive common stock and/or cash measured by the excess of the market price of the common stock over the option exercise price.

On May 4, 1993, the stockholders approved amendments to the 1983 Stock Option Plan extending its term for 10 years, authorizing additional shares in the amount of 0.9% of the outstanding shares per year for each of the additional 10 years, incorporating the Company's existing long-term performance award plan and providing for the payment of long-term performance awards in shares of common stock valued at 100% of the market price on the date of payment.

The Company's restricted stock award plan provides for the granting of up to 3,000,000 shares of common stock to key employees, subject to restrictions as to continuous employment except in the case of death or normal retirement. Restrictions generally expire over a five-year period from date of grant. At December 31, 1993, a total of 834,500 shares were outstanding under the plan.

Stock option and long-term performance award transactions were:

                                           Shares of Common Stock
                                         --------------------------
                                           Available
                                         for Option/          Under
                                               Award           Plan
                                         -----------    -----------
Balance, December 31, 1990                10,401,171     12,837,201
Granted                                  (3,303,166)      3,303,166
Exercised                                          -    (1,730,540)
Lapsed                                       287,727      (307,096)
                                          ----------     ----------

Balance, December 31, 1991                 7,385,732     14,102,731
Granted                                  (3,593,775)      3,593,775
Exercised                                          -    (2,258,396)
Surrendered                                        -        (7,243)
Lapsed                                       467,773      (475,107)
                                          ----------     ----------

Balance, December 31, 1992                 4,259,730     14,955,760
Shares authorized                          4,661,859              -
Granted                                  (5,464,022)      5,464,022
Exercised                                          -    (1,264,638)
Lapsed                                       787,946      (790,981)
                                          ----------     ----------
Balance, December 31, 1993                 4,245,513     18,364,163
                                          ==========     ==========

                         BRISTOL-MYERS SQUIBB COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (in millions of dollars)

At December 31, 1993, there were exercisable options outstanding to purchase 9,921,640 shares of common stock at prices ranging from $10.94 to $87.31 per share. Shares of common stock under option were exercised at prices ranging from $9.44 to $56.13 in 1993, from $9.34 to $76.38 in 1992 and from $6.43 to
$65.50 in 1991.

There were 17,644 warrants at December 31, 1993 to acquire shares of the Company's common stock at an exercise price of $18.83 per share, expiring on December 31, 1994.

At December 31, 1993, 29,372,266 shares of common stock were reserved for issuance pursuant to stock plans, options and warrants, and conversions of preferred stock.

Attached to each outstanding share of the Company's common stock is one Right. The Rights will be exercisable if a person or group acquires beneficial interest of 15% or more of the Company's outstanding common stock, or commences a tender or exchange offer for 15% or more of the Company's outstanding common stock. Each Right will entitle stockholders to buy one one-thousandth of a share of a new series of participating preferred stock of the Company at an exercise price of $200. The Rights will expire on December 18, 1997. In the event of certain merger, sale of assets or self-dealing transactions, each Right will then entitle its holder to acquire shares having a value of twice the Right's exercise price. The Company may redeem the Rights at $.01 per Right at any time until the 15th day following public announcement that a 15% position has been acquired.


Note 16  LEASES
- ---------------

Minimum rental commitments under all noncancellable operating leases, primarily real estate, in effect at December 31, 1993 were:

Years Ending December 31,
- ------------------------

1994                                                $120
1995                                                 100
1996                                                  80
1997                                                  65
1998                                                  56
Later years                                          322
                                                    ----
Total minimum payments                               743
Less total minimum sublease rentals                  195
                                                    ----
Net minimum rental commitments                      $548
                                                    ====

Operating lease rental expense (net of sublease rental income of $21 million in 1993, $20 million in 1992 and $21 million in 1991) was $142 million in 1993, $141 million in 1992 and $142 million in 1991.

                         BRISTOL-MYERS SQUIBB COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (in millions of dollars)

Note 17  SEGMENT INFORMATION
- ----------------------------

The Company's products are reported in four industry segments as follows:

Pharmaceutical Products:
- -----------------------
Prescription medicines, mainly cardiovascular drugs and anti-infectives, which comprise about forty percent and twenty-five percent, respectively, of the segment's sales, anti-cancer and central nervous system drugs, diagnostic agents and other pharmaceutical products.

Medical Devices:
- ---------------
Orthopaedic implants, which comprise about forty percent of the segment's sales, ostomy and wound care products, surgical instruments and other medical devices.

Nonprescription Health Products:
- -------------------------------
Infant formulas and other nutritional products, which comprise about sixty-five percent of the segment's sales, analgesics, cough/cold remedies and skin care products.

Toiletries and Beauty Aids:
- --------------------------
Haircoloring and hair care preparations, which comprise about sixty-five percent of the segment's sales, deodorants, anti-perspirants and beauty appliances.

Unallocated expenses principally consist of general administrative expenses and net interest income, and in 1992 include a portion of the charge for restructuring. Other assets are principally cash and cash equivalents, time deposits and marketable securities. Inter-area sales by geographic area for each of the three years ended December 31, 1993, 1992 and 1991, respectively, were: United States - $918 million, $915 million and $807 million; Europe, Mid-East and Africa - $504 million, $382 million and $448 million; Other Western Hemisphere - $41 million, $36 million and $28 million; and Pacific - $43 million, $26 million and $30 million. These sales are usually billed at or above manufacturing costs.

Net assets relating to operations outside the United States amounted to approximately $1,511 million, $1,369 million and $1,323 million at December 31, 1993, 1992 and 1991, respectively.

                             BRISTOL-MYERS SQUIBB COMPANY
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (in millions of dollars)


INDUSTRY SEGMENTS                    Net Sales                  Profit
- -----------------           -------------------------  ------------------------
                              1993      1992     1991    1993(a)  1992(b)  1991
                            -------  -------  -------  ------   ------   ------
Pharmaceutical Products     $ 6,524  $ 6,313  $ 5,908  $2,133   $1,584   $1,844
Medical Devices               1,693    1,665    1,559    (24)      305      354
Nonprescription
  Health Products             1,964    1,959    1,901     463      268      435
Toiletries and Beauty Aids    1,232    1,219    1,203     163       10      203
                            -------  -------  -------  ------   ------   ------
Net sales and operating
  profit                    $11,413  $11,156  $10,571  $2,735   $2,167   $2,836
                            =======  =======  =======  ======   ======   ======

GEOGRAPHIC AREAS                    Net Sales                    Profit
- ----------------            -------------------------  ------------------------
                              1993      1992     1991    1993(c)  1992(d)  1991
                            -------  -------  -------  ------   ------   ------
United States               $ 7,645  $ 7,362  $ 7,172  $1,777   $1,467   $2,016
Europe, Mid-East and Africa   3,062    3,163    2,905     591      534      641
Other Western Hemisphere        987      939      862     197      138      171
Pacific                       1,225    1,051      945     194       86       97
Inter-area eliminations      (1,506)  (1,359)  (1,313)    (24)     (58)     (89)
                            -------  -------  -------  ------   ------   ------
Net sales and operating
  profit                    $11,413  $11,156  $10,571   2,735    2,167    2,836
                            =======  =======  =======
Unallocated expenses                                    (164)    (180)     (52)
                                                       ------   ------   ------
Earnings from
  continuing operations
  before income taxes                                  $2,571   $1,987   $2,784
                                                       ======   ======   ======

(a) The 1993 operating profit of the Medical Devices segment included the special charge for pending and future product liability claims of $500 million.

(b) The 1992 operating profit of the Company's industry segments included the charge for restructuring as follows: Pharmaceutical Products - $371 million; Medical Devices - $155 million; Nonprescription Health Products - $150 million; and Toiletries and Beauty Aids - $150 million.

(c) The 1993 operating profit of the United States included the special charge for pending and future product liability claims of $500 million.

(d) The 1992 earnings from continuing operations before income taxes included the charge for restructuring as follows: United States - $595 million; Europe, Mid-East and Africa - $134 million; Other Western Hemisphere - $51 million; Pacific - $46 million; and unallocated expenses - $64 million.

                         BRISTOL-MYERS SQUIBB COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (in millions of dollars)


INDUSTRY SEGMENTS                               Year-End Assets
- -----------------                         --------------------------
                                            1993      1992      1991
                                          ------    ------    ------
Pharmaceutical Products                   $4,628    $4,622    $4,215
Medical Devices                            2,030     1,063     1,033
Nonprescription Health
  Products                                   872       839       827
Toiletries and Beauty Aids                   548       547       745
                                          ------    ------    ------
Identifiable segment assets               $8,078    $7,071    $6,820
                                          ======    ======    ======

GEOGRAPHIC AREAS                                Year-End Assets
- ----------------                          --------------------------
                                            1993      1992      1991
                                          ------   -------    ------
United States                            $ 5,591   $ 4,587    $4,430
Europe, Mid-East and Africa                1,708     1,813     1,858
Other Western Hemisphere                     443       426       424
Pacific                                      829       717       689
Inter-area eliminations                    (493)     (472)     (581)
                                         -------   -------    ------
Identifiable geographic assets             8,078     7,071     6,820

Other assets                               4,023     3,733     2,596
                                         -------   -------    ------
Total assets                             $12,101   $10,804    $9,416
                                         =======   =======    ======

INDUSTRY SEGMENTS               Capital Expenditures           Depreciation
- -----------------              ----------------------      --------------------
                               1993     1992     1991      1993    1992    1991
                               ----     ----     ----      ----    ----    ----
Pharmaceutical Products        $379     $426     $402      $194    $186    $145
Medical Devices                  55       84       81        35      34      30
Nonprescription
  Health Products                81       70       54        34      28      30
Toiletries and Beauty Aids       23       34       37        24      28      26
                               ----     ----    -----      ----    ----    ----
Identifiable industry
  totals                        538      614      574       287     276     231
Other                            42       40       59        21      19      15
                               ----     ----     ----      ----    ----    ----
Consolidated totals            $580     $654     $633      $308    $295    $246
                               ====     ====     ====      ====    ====    ====

                         BRISTOL-MYERS SQUIBB COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (in millions of dollars)

Note 18  CONTINGENCIES
- ----------------------

Various lawsuits, claims and proceedings of a nature considered normal to its businesses are pending against the Company and certain of its subsidiaries. The most significant of these are described below.

As of December 31, 1993, approximately 10,000 plaintiffs have filed suit against the Company, its subsidiary, Medical Engineering Corporation, and certain other subsidiaries, in federal and state courts and in certain Canadian provincial courts, alleging damages for personal injuries of various types resulting from polyurethane covered breast implants and smooth walled breast implants. Certain of these cases are class actions which seek to allege claims on behalf of all breast implant recipients. All federal court actions have been consolidated for pre-trial proceedings in federal District Court in Birmingham, Alabama. See Note 2 relating to the special charge recorded in connection with this litigation.

The Company is a defendant in a number of actions brought against it and other pharmaceutical companies in federal and state courts by the children or grandchildren of women who ingested diethylstilbestrol (DES), a product which had been, but is no longer, manufactured or sold by an affiliate of the Company.

The Company is a defendant in several state antitrust actions (one of which has been removed to federal court) filed on behalf of purported classes of individual purchasers of infant formula products, and by one State Attorney General, alleging a conspiracy regarding pricing of infant formula products and other violations of state antitrust or deceptive trade practice laws and seeking treble damages, statutory and civil penalties and injunctive relief. Six other state Attorneys General and the Canadian Bureau of Competitive Policy have commenced or stated an intention to commence investigations of pricing practices and marketing activities in the infant formula industry. The Company is also a defendant in two federal court actions, one filed by the State of Louisiana on behalf of indirect purchasers of infant formula alleging a conspiracy regarding pricing of infant formula products and seeking treble damages, civil penalties and injunctive relief and the other filed by Nestle Food Company alleging anticompetitive practices in violation of federal and state antitrust or other laws and seeking treble damages, civil penalties and injunctive relief.

As of December 31, 1993, the Company was a defendant with other major pharmaceutical manufacturers and drug wholesalers in 25 actions brought in various federal courts by retail pharmacies, individually or as representatives of purported class actions, which allege anticompetitive or unfair practices in the pricing and distribution of pharmaceuticals in violation of federal and state laws and which seek treble damages and injunctive relief. As of December 31, 1993, the Company was also a co-defendant in four state court actions in California brought by retail pharmacies, individually or as representatives of purported class actions, which allege discrimination in the pricing of pharmaceuticals in violation of California laws and which seek treble damages and injunctive relief.

The Company is a defendant in a purported class action filed in June 1992 in

                         BRISTOL-MYERS SQUIBB COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (in millions of dollars)

the U.S. District Court for the Southern District of New York alleging violations of federal securities laws and regulations in connection with, among other things, earnings projections.

The Company, together with others, is a party to, or otherwise involved in, a number of proceedings brought by the Environmental Protection Agency under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA or Superfund) directed at the cleanup of Superfund sites.

While it is not possible to predict with certainty the outcome of these cases, it is the opinion of management that all lawsuits, claims and proceedings which are pending against the Company are without merit or will not have a material adverse effect on the Company's consolidated financial position.

                         BRISTOL-MYERS SQUIBB COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (in millions of dollars)



Note 19  SUPPLEMENTARY INCOME STATEMENT INFORMATION
- ---------------------------------------------------

                                                Year Ended December 31,
                                          ---------------------------------
                                            1993         1992          1991
                                          ------       ------        ------

Maintenance and repairs                   $  117       $  115        $  117
                                          ======       ======        ======


Advertising                               $  401       $  440        $  491
Product promotion                            854          851           772
                                          ------       ------        ------
                                          $1,255       $1,291        $1,263
                                          ======       ======        ======


Royalties                                 $  143       $  144        $  127
                                          ======       ======        ======

                         BRISTOL-MYERS SQUIBB COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (in millions of dollars)



Note 20  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
- ------------------------------------------------------


                                   First   Second    Third   Fourth
                                 Quarter  Quarter  Quarter  Quarter      Year
                                 -------  -------  -------  -------   -------
1993:
Net Sales                         $2,755   $2,802   $2,862   $2,994   $11,413
Gross Profit                       2,014    2,085    2,099    2,186     8,384
Net Earnings (a)                     575      521      608      255     1,959
Earnings Per Common Share (a)       1.11     1.01     1.18      .50      3.80

1992:
Net Sales                         $2,641   $2,743   $2,948   $2,824   $11,156
Gross Profit                       1,983    2,044    2,180    2,092     8,299
Earnings from Continuing
  Operations (b)                     534      475      572     (43)     1,538
Net Earnings (c)(d)                  302      488      589      583     1,962

Per Common Share:
  Continuing operations (b)         1.03      .92     1.10     (.08)     2.97
  Net earnings (c)(d)                .59      .94     1.14     1.13      3.79


(a) Included in the fourth quarter of 1993 is a special charge of $500 million before taxes, $310 million after taxes, or $.60 per share, for pending and future product liability claims.

(b) Included in the fourth quarter of 1992 is a charge for restructuring of $890 million before taxes, $570 million after taxes, or $1.10 per share.

(c) First quarter 1992 results and earnings per share reflect the cumulative effect of adopting, effective January 1, 1992, a new accounting standard for postretirement benefits of $390 million before taxes, $246 million after taxes, or $.47 per share.

(d) Included in 1992 were the results of The Drackett Company of $65 million after taxes, or $.12 per share, for the year and, in the fourth quarter, the gain on its sale of $605 million after taxes, or $1.17 per share.

                      REPORT OF INDEPENDENT ACCOUNTANTS
                      ---------------------------------


To the Board of Directors
and Stockholders of
Bristol-Myers Squibb Company



In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page 52 present fairly, in all material respects, the financial position of Bristol-Myers Squibb Company and its subsidiaries at December 31, 1993, 1992 and 1991, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 14 to the financial statements, effective January 1, 1992, the Company adopted Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions.


/s/ Price Waterhouse
- --------------------

1177 Avenue of the Americas
New York, New York  10036


January 20, 1994

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.



                                   PART III
                                   --------

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

(a) Reference is made to the Proxy Statement for the Annual Meeting of Stockholders on May 3, 1994 with respect to the Directors of the Registrant which is incorporated herein by reference and made a part hereof in response to the information required by Item 10.

(b) The information required by Item 10 with respect to the Executive Officers of the Registrant has been included in Part IA of this Form 10-K Annual Report in reliance on General Instruction G of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.


Item 11. EXECUTIVE COMPENSATION.

Reference is made to the Proxy Statement for the Annual Meeting of Stockholders on May 3, 1994 with respect to Executive Compensation which is incorporated herein by reference and made a part hereof in response to the information required by Item 11.


Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Reference is made to the Proxy Statement for the Annual Meeting of Stockholders on May 3, 1994 with respect to the security ownership of certain beneficial owners and management which is incorporated herein by reference and made a part hereof in response to information required by Item 12.


Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Reference is made to the Proxy Statement for the Annual Meeting of Stockholders on May 3, 1994 with respect to certain relationships and related transactions which is incorporated herein by reference and made a part hereof in response to the information required by Item 13.

                                   PART IV
                                   -------

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

                                                                    Page
                                                                   Number
                                                                   ------
(a)  1.  Financial Statements                                      25-29
         Notes to Consolidated Financial
           Statements                                              30-49
         Report of Independent Accountants                         50

     2.  Financial Statement Schedules

                                                      Schedule      Page
                                                       Number      Number
                                                      --------     ------

      Amounts receivable from related parties
        and underwriters, promoters, and employees
        other than related parties                       II          S-1
      Property, plant and equipment                      V           S-2
      Accumulated depreciation and amortization
        of property, plant and equipment                 VI          S-3
      Valuation and qualifying accounts                  VIII        S-4
      Short-term borrowings                              IX          S-5

      All other schedules not included with this additional financial data are omitted because they are not applicable or the required information is included in the financial statements or notes thereto.


     3.  Exhibit List

     The Exhibits listed below are identified by numbers corresponding to the Exhibit Table of Item 601 of Regulation S-K. The Exhibits designated by two asterisks (**) are management contracts or compensatory plans or arrangements required to be filed pursuant to this Item 14. Unless otherwise indicated, all Exhibits are part of Commission File Number 1-1136.

     3a. Restated Certificate of Incorporation of Bristol-Myers Squibb Company
         (incorporated herein by reference to Exhibit 4a to Registration Statement No. 33-33682 on Form S-3).

     3b. Bylaws of Bristol-Myers Squibb Company, as amended through May 4, 1993
         (filed herewith).

     4a. Letter of Agreement dated March 28, 1984 (incorporated herein by reference to Exhibit 4 to Form 10-K for the fiscal year ended December 31, 1983).

     4b. Rights Agreement, dated as of December 4, 1987, between Bristol-Myers
         Squibb Company and Manufacturers Hanover Trust Company, as amended (incorporated herein by reference to Exhibit 1 to the Form 8-A dated December 10, 1987 and Exhibit 1 to the Form 8 dated July 27, 1989).

   4c. Indenture, dated as of June 1, 1993, between Bristol-Myers Squibb Company and The Chase Manhattan Bank (National Association), as trustee (incorporated herein by reference to Exhibit 4.1 to the Form 8-K dated May 27, 1993 and filed on June 3, 1993).

   4d. Form of 7.15% Debenture Due 2023 of Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 4.2 to the Form 8-K dated May 27, 1993 and filed on June 3, 1993).

**10a. Bristol-Myers Squibb Company 1983 Stock Option Plan, as Amended and Restated as of January 1, 1993, as amended (as adopted and incorporating amendments as of October 1, 1993, filed herewith).

**10b. Squibb Corporation 1982 Option, Restricted Stock and Performance Unit Plan, as amended (filed herewith).

**10c. Squibb Corporation 1986 Option, Restricted Stock and Performance Unit Plan, as amended (as adopted, incorporated herein by reference to Exhibit 10k to the Squibb Corporation Form 10-K for the fiscal year ended December 31, 1988, File No. 1-5514; as amended effective July 1, 1993, filed herewith).

**10d. Bristol-Myers Squibb Company Performance Incentive Plan, as amended (as adopted, incorporated herein by reference to Exhibit 2 to the Form 10-K for the fiscal year ended December 31, 1978; as amended as of January 8, 1990, incorporated herein by reference to Exhibit 19b to the Form 10-K for the fiscal year ended December 31, 1990; as amended on April 2, 1991, incorporated herein by reference to Exhibit 19b to the Form 10-K for the fiscal year ended December 31, 1991; as amended effective January 1, 1994, filed herewith).

**10e. Benefit Equalization Plan of Bristol-Myers Squibb Company and its Subsidiary or Affiliated Corporations Participating in the Bristol-Myers Squibb Company Retirement Income Plan or the Bristol-Myers Squibb Puerto Rico, Inc. Retirement Income Plan, as amended (as amended and restated as of January 1, 1993, as amended effective October 1, 1993, filed herewith).

**10f. Benefit Equalization Plan of Bristol-Myers Squibb Company and its Subsidiary or Affiliated Corporations Participating in the Bristol-Myers Squibb Company Savings and Investment Program, as amended (as amended and restated as of May 1, 1990, incorporated herein by reference to Exhibit 19d to the Form 10-K for the fiscal year ended December 31, 1990; as amended as of January 1, 1991, incorporated herein by reference to Exhibit 19g to the Form 10-K for the fiscal year ended December 31, 1990; as amended as of January 1, 1991, incorporated herein by reference to Exhibit 19e to the Form 10-K for the fiscal year ended December 31, 1991).

**10g. Squibb Corporation Supplementary Pension Plan, as amended (as previously amended and restated, incorporated herein by reference to
         Exhibit 19g to the Form 10-K for the fiscal year ended December 31, 1991; as amended as of September 14, 1993, filed herewith).

**10h. Bristol-Myers Squibb Company Restricted Stock Award Plan, as amended (as adopted on November 7, 1989, incorporated herein by reference to Exhibit 10t to the Form 10-K for the fiscal year ended December 31, 1989; as amended on December 4, 1990, incorporated herein by reference to Exhibit 19a to the Form 10-K for the fiscal year ended December 31, 1990; as amended effective July 1, 1993, filed herewith).

**10i. Bristol-Myers Squibb Company Retirement Income Plan for Non-Employee Directors, as amended to October 3, 1989 (incorporated herein by reference to Exhibit 10u to the Form 10-K for the fiscal year ended December 31, 1989).

**10j. Bristol-Myers Squibb Company 1987 Deferred Compensation Plan for Non-Employee Directors, as amended (incorporated herein by reference to Exhibit 19d to the Form 10-K for the fiscal year ended December 31,
         1991).

**10k. Bristol-Myers Squibb Company Non-Employee Directors' Stock Option Plan, as amended (as approved by the Stockholders on May 1, 1990, incorporated herein by reference to Exhibit 28 to Registration Statement No. 33-38587 on Form S-8; as amended May 7, 1991, incorporated herein by reference to Exhibit 19c to the Form 10-K for the fiscal year ended December 31, 1991).

**10l. Squibb Corporation Deferral Plan for Fees of Outside Directors, as amended (as adopted, incorporated herein by reference to Exhibit 10e to the Squibb Corporation Form 10-K for the fiscal year ended December 31, 1987, File No. 1-5514; as amended effective December 31, 1991, incorporated herein by reference to Exhibit 10m to the Form 10-K for the fiscal year ended December 31, 1992).

**10m. Amendment to all of the Company's plans, agreements, legal documents and other writings, pursuant to action of the Board of Directors on October 3, 1989 to reflect the change of the Company's name to Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 10v to the Form 10-K for the fiscal year ended December 31,
         1989).

  11.    Computation of Per Share Earnings (filed herewith).

  21.    Subsidiaries of the Registrant (filed herewith).

  23.    Consent of Price Waterhouse (filed herewith).

(b)  Reports on Form 8-K

     The Registrant did not file any reports on Form 8-K during the quarter ended December 31, 1993.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            BRISTOL-MYERS SQUIBB COMPANY
                                                    (Registrant)


                                       By /s/     Richard L. Gelb
                                       ------------------------------------
                                                  Richard L. Gelb
                                              Chairman of the Board

                                                  March 28, 1994
                                       ------------------------------------
                                                       Date


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                   Title                        Date
        ---------                   -----                        ----

                               Chairman of the Board
/s/    Richard L. Gelb         and Director                 March 28, 1994
- ---------------------------
      (Richard L. Gelb)


                                  President, Chief
                                 Executive Officer
                                   and Director
                               (Principal Executive
/s/ Charles A. Heimbold, Jr.         Officer)               March 28, 1994
- ----------------------------
   (Charles A. Heimbold, Jr.)


                                Chief Financial Officer
                               and Senior Vice President
                                   Corporate Staff
                                (Principal Financial
/s/   Michael F. Mee                  Officer)              March 28, 1994
- --------------------------
     (Michael F. Mee)


                                     Controller
                                 and Vice President
                                  Corporate Staff
                                (Principal Accounting
/s/  Frederick S. Schiff              Officer)              March 28, 1994
- ---------------------------
    (Frederick S. Schiff)

        Signature                   Title                        Date
        ---------                   -----                        ----

/s/   Robert E. Allen              Director                 March 28, 1994
- ----------------------------
     (Robert E. Allen)


/s/   Michael E. Autera            Executive Vice
- ----------------------------   President and Director       March 28, 1994
     (Michael E. Autera)


/s/   Ellen V. Futter              Director                 March 28, 1994
- ----------------------------
     (Ellen V. Futter)


/s/  Louis V. Gerstner, Jr.        Director                 March 28, 1994
- ----------------------------
    (Louis V. Gerstner, Jr.)


/s/  John D. Macomber              Director                 March 28, 1994
- --------------------------
    (John D. Macomber)


/s/  Alexander Rich, M.D.          Director                 March 28, 1994
- ---------------------------
    (Alexander Rich, M.D.)


/s/  James D. Robinson III         Director                 March 28, 1994
- ----------------------------
    (James D. Robinson III)


/s/   Andrew C. Sigler             Director                 March 28, 1994
- ---------------------------
     (Andrew C. Sigler)


/s/  Louis W. Sullivan, M.D.       Director                 March 28, 1994
- ----------------------------
    (Louis W. Sullivan, M.D.)

                                EXHIBIT INDEX
                                -------------


         The Exhibits listed below are identified by numbers corresponding to the Exhibit Table of Item 601 of Regulation S-K. The Exhibits designated by two asterisks (**) are management contracts or compensatory plans or arrangements required to be filed pursuant to this Item 14. An asterisk (*) in the Page column indicates that the Exhibit has been previously filed with the Commission and is incorporated herein by reference. Unless otherwise indicated, all Exhibits are part of Commission File Number 1-1136.



         Exhibit Number and Description                                  Page
         ------------------------------                                  ----


    3a.  Restated Certificate of Incorporation of Bristol-Myers          *
         Squibb Company (incorporated herein by reference to Exhibit 4a to Registration Statement No. 33-33682 on
         Form S-3).

    3b.  Bylaws of Bristol-Myers Squibb Company, as amended              E-1-1
         through May 4, 1993.

    4a.  Letter of Agreement dated March 28, 1984 (incorporated          *
         herein by reference to Exhibit 4 to Form 10-K for the fiscal year ended December 31, 1983).

    4b.  Rights Agreement, dated as of December 4, 1987, between         *
         Bristol-Myers Squibb Company and Manufacturers Hanover
         Trust Company, as amended (incorporated herein by reference to Exhibit 1 to the Form 8-A dated December 10, 1987 and
         Exhibit 1 to the Form 8 dated July 27, 1989).

    4c.  Indenture, dated as of June 1, 1993, between Bristol-           *
         Myers Squibb Company and The Chase Manhattan Bank
         (National Association), as trustee (incorporated herein by reference to Exhibit 4.1 to the Form 8-K dated May 27, 1993 and filed on June 3, 1993).

    4d.  Form of 7.15% Debenture Due 2023 of Bristol-Myers Squibb        *
         Company (incorporated herein by reference to Exhibit 4.2 to the form 8-K dated May 27, 1993 and filed on June 3, 1993).

** 10a.  Bristol-Myers Squibb Company 1983 Stock Option Plan, as         E-2-1
         Amended and Restated as of January 1, 1993, as amended
         (as adopted and incorporating amendments as of October 1, 1993).

         Exhibit Number and Description                                  Page
         ------------------------------                                  ----

** 10b.  Squibb Corporation 1982 Option, Restricted Stock and            E-3-1
         Performance Unit Plan, as amended.

** 10c.  Squibb Corporation 1986 Option, Restricted Stock and            *
         Performance Unit Plan, as amended (as adopted, incorporated herein by reference to Exhibit 10k to the Squibb Corporation
         Form 10-K for the fiscal year ended December 31, 1988, File No. 1-5514).

         Amendment, effective July 1, 1993, to the Squibb Corporation    E-4-1
         1986 Option, Restricted Stock and Performance Unit Plan.

** 10d.  Bristol-Myers Squibb Company Performance Incentive Plan,        *
         as amended (as adopted, incorporated herein by reference to Exhibit 2 to the Form 10-K for the fiscal year ended
         December 31, 1978; as amended as of January 8, 1990, incorporated herein by reference to Exhibit 19b to the Form 10-K for the fiscal year ended December 31, 1990; as amended on April 2, 1991, incorporated herein by reference to Exhibit 19b to the Form 10-K for the fiscal year ended December 31, 1991).

         Amendment, effective January 1, 1994, to the Bristol-Myers      E-5-1
         Squibb Company Performance Incentive Plan.

** 10e.  Benefit Equalization Plan of Bristol-Myers Squibb Company       E-6-1
         and its Subsidiary or Affiliated Corporations Participating in the Bristol-Myers Squibb Company Retirement Income Plan or the Bristol-Myers Squibb Puerto Rico, Inc. Retirement
         Income Plan, as amended (as amended and restated as of January 1, 1993, as amended effective October 1, 1993).

** 10f.  Benefit Equalization Plan of Bristol-Myers Squibb Company       *
         and its Subsidiary or Affiliated Corporations Participating in the Bristol-Myers Squibb Company Savings and Investment Program, as amended (as amended and restated as of May 1, 1990, incorporated herein by reference to Exhibit 19d to the Form 10-K for the fiscal year ended December 31, 1990; as amended as of January 1, 1991, incorporated herein by reference to Exhibit 19g to the Form 10-K for the fiscal year ended December 31, 1990; as amended as of January 1, 1991, incorporated herein by reference to Exhibit 19e to the Form 10-K for the fiscal year ended December 31, 1991).

** 10g.  Squibb Corporation Supplementary Pension Plan, as amended       *
         (as previously amended and restated, incorporated herein by reference to Exhibit 19g to the Form 10-K for the fiscal year ended December 31, 1991).

         Amendment, as of September 14, 1993, to the Squibb Corporation E-7-1 Supplementary Pension Plan.

         Exhibit Number and Description                                  Page
         ------------------------------                                  ----

** 10h.  Bristol-Myers Squibb Company Restricted Stock Award Plan,       *
         as amended (as adopted on November 7, 1989, incorporated herein by reference to Exhibit 10t to the Form 10-K for the fiscal year ended December 31, 1989; as amended on December 4, 1990, incorporated herein by reference to Exhibit 19a to the Form 10-K for the fiscal year ended December 31, 1990).

         Amendment, effective July 1, 1993, to the Bristol-Myers Squibb E-8-1 Company Restricted Stock Award Plan.

** 10i.  Bristol-Myers Squibb Company Retirement Income Plan for         *
         Non-Employee Directors, as amended to October 3, 1989
         (incorporated herein by reference to Exhibit 10u to the Form 10-K for the fiscal year ended December 31, 1989).

** 10j.  Bristol-Myers Squibb Company 1987 Deferred Compensation         *
         Plan for Non-Employee Directors, as amended (incorporated herein by reference to Exhibit 19d to the Form 10-K for the fiscal year ended December 31, 1991).

** 10k.  Bristol-Myers Squibb Company Non-Employee Directors' Stock      *
         Option Plan, as amended (as approved by the Stockholders on May 1, 1990, incorporated herein by reference to Exhibit 28 to Registration Statement No. 33-38587 on Form S-8; as amended May 7, 1991, incorporated herein by reference to
         Exhibit 19c to the Form 10-K for the fiscal year ended
         December 31, 1991).

** 10l.  Squibb Corporation Deferral Plan for Fees of Outside            *
         Directors, as amended (as adopted, incorporated herein by reference to Exhibit 10e to the Squibb Corporation Form 10-K for the fiscal year ended December 31, 1987, File No. 1-5514;
         as amended effective December 31, 1991, incorporated herein by reference to Exhibit 10m to the Form 10-K for the fiscal year ended December 31, 1992).

** 10m.  Amendment to all of the Company's plans, agreements,            *
         legal documents and other writings, pursuant to action of the Board of Directors on October 3, 1989 to reflect the change of the Company's name to Bristol-Myers Squibb
         Company (incorporated herein by reference to Exhibit 10v to the Form 10-K for the fiscal year ended December 31,
         1989).

   11.   Computation of Per Share Earnings.                              E-9-1

   21.   Subsidiaries of the Registrant.                                 E-10-1

   23.   Consent of Price Waterhouse.                                    E-11-1

                                                                    SCHEDULE II
                          BRISTOL-MYERS SQUIBB COMPANY              -----------
                  AMOUNTS RECEIVABLE FROM RELATED PARTIES AND
                            UNDERWRITERS, PROMOTERS,
                   AND EMPLOYEES OTHER THAN RELATED PARTIES
                            (in millions of dollars)


                                                                 Balance at end
                                                Deductions          of period
                       Balance             -------------------  ----------------
                            at
                     beginning                         Amounts
      Name of               of               Amounts  written-              Non-
      debtor            period  Additions  collected       off  Current  Current
- -------------------  ---------  ---------  ---------  --------  -------  -------


For the year ended
December 31, 1991



James T. Treace
President, Linvatec       $0.4         $-       $0.4        $-       $-       $-
                     =========  =========  =========  ========  =======  =======



This indebtedness was due on demand and was secured by Bristol-Myers Squibb common stock. Interest rates ranged from 5.51% to 6.68% during the year ended December 31, 1991.

                                                                                                          SCHEDULE V
                                              BRISTOL-MYERS SQUIBB COMPANY                                ----------
                                             PROPERTY, PLANT AND EQUIPMENT
                                                (in millions of dollars)
                                      Balance at                                    Transfer                 Balance at
                                       beginning   Additions   Retirements           between        Other           end
Classification                         of period     at cost      or sales   classifications   changes (a)    of period
- --------------                        ----------   ---------   -----------   ---------------   -----------   ----------
For the year ended December 31, 1993

 Land                                     $  145        $  1          $  4              $  5          $  1       $  148
 Buildings                                 1,741          14            69               137           (9)        1,814
 Machinery, equipment and fixtures         2,763          67           228               228          (51)        2,779
 Construction in progress                    383         498            10             (370)           (6)          495
                                      ----------   ---------   -----------   ---------------   -----------   ----------
                                          $5,032        $580          $311              $  -         $(65)       $5,236
                                      ==========   =========   ===========   ===============   ===========   ==========

For the year ended December 31, 1992

 Land                                     $  144        $  3          $  2              $  -         $   -       $  145
 Buildings                                 1,568          30            31               215          (41)        1,741
 Machinery, equipment and fixtures         2,565         105           144               344         (107)        2,763
 Construction in progress                    441         516             1             (559)          (14)          383
                                      ----------   ---------   -----------   ---------------   -----------   ----------
                                          $4,718        $654          $178              $  -        $(162)       $5,032
                                      ==========   =========   ===========   ===============   ===========   ==========

For the year ended December 31, 1991

 Land                                     $  148        $  2          $  1              $  -         $ (5)       $  144
 Buildings                                 1,355          22            30               233          (12)        1,568
 Machinery, equipment and fixtures         2,312          94            95               286          (32)        2,565
 Construction in progress                    456         515             3             (519)           (8)          441
                                      ----------   ---------   -----------   ---------------   -----------   ----------
                                          $4,271        $633          $129              $  -         $(57)       $4,718
                                      ==========   =========   ===========   ===============   ===========   ==========

(a) Primarily reflects translation on account balance and, in 1992, also reflects the sale of The Drackett Company.

     The range of annual rates used in computing provisions for depreciation was 2% to 20% for buildings and 5% to 33% for equipment.

                               BRISTOL-MYERS SQUIBB COMPANY                    SCHEDULE VI
                        ACCUMULATED DEPRECIATION AND AMORTIZATION              -----------
                             OF PROPERTY, PLANT AND EQUIPMENT
                                 (in millions of dollars)

                                      Additions
                        Balance at   charged to    Retirements                 Balance at
                         beginning    costs and   renewals and        Other           end
    Description          of period     expenses   replacements   Changes (a)    of period
- ---------------------   ----------   ----------   ------------   -----------   ----------
For the year ended
 December 31, 1993

 Buildings                  $  487         $ 57           $ 48         $(24)       $  472
 Machinery, equipment
  and fixtures               1,404          251            199          (66)        1,390
                        ----------   ----------   ------------   -----------   ----------
                            $1,891         $308           $247         $(90)       $1,862
                        ==========   ==========   ============   ===========   ==========


For the year ended
 December 31, 1992

 Buildings                  $  470         $ 70           $ 15         $(38)       $  487
 Machinery, equipment
  and fixtures               1,312          225            138             5        1,404
                        ----------   ----------   ------------   -----------   ----------
                            $1,782         $295           $153         $(33)       $1,891
                        ==========   ==========   ============   ===========   ==========


For the year ended
 December 31, 1991

 Buildings                  $  441         $ 46           $ 20           $ 3       $  470
 Machinery, equipment
  and fixtures               1,199          200             85           (2)        1,312
                        ----------   ----------   ------------   -----------   ----------
                            $1,640         $246           $105           $ 1       $1,782
                        ==========   ==========   ============   ===========   ==========


(a) Primarily reflects translation on account balance. In 1993 and 1992, reflects amounts recorded in connection with the charge for restructuring, and in 1992, also reflects the sale of The Drackett Company.

                                                                SCHEDULE VIII
                         BRISTOL-MYERS SQUIBB COMPANY           -------------
                      VALUATION AND QUALIFYING ACCOUNTS
                           (in millions of dollars)


                                        Additions
                          Balance at   charged to   Deductions-    Balance at
                           beginning    costs and     bad debts           end
    Description            of period     expenses   written off     of period
- ---------------------     ----------   ----------   ------------   ----------

Allowances for
  discounts and
  doubtful accounts:

For the year ended
  December 31, 1993             $106          $19            $45           $80
                          ==========   ==========   ============   ===========


For the year ended
  December 31, 1992              $90          $41            $25          $106
                          ==========   ==========   ============   ===========


For the year ended
  December 31, 1991              $68          $42            $20           $90
                          ==========   ==========   ============   ===========


                                                                               SCHEDULE IX
                                BRISTOL-MYERS SQUIBB COMPANY                   -----------
                                   SHORT-TERM BORROWINGS
                                  (in millions of dollars)

                                                      Maximum        Average        Weighted
                                     Weighted          amount         amount         average
                          Balance     average     outstanding    outstanding   interest rate
Category of aggregate   at end of    interest          during     during the          during
short-term borrowings    year (a)        rate        the year       year (b)    the year (c)
- ---------------------   ---------    --------     -----------    -----------   -------------
For the year ended
 December 31, 1993

Payable to banks             $163          8%            $302           $225    9%
                        =========    ========     ===========    ===========   =============


For the year ended
 December 31, 1992

Payable to banks             $314          9%            $434           $358    9%
                        =========    ========     ===========    ===========   =============


For the year ended
 December 31, 1991

Payable to banks             $451         11%            $451           $362    12%
                        =========    ========     ===========    ===========   =============


(a) Excludes the current portion of long-term debt of $14 million, $61 million and $102 million in 1993, 1992 and 1991, respectively. At December 31, 1993, 1992 and 1991, amounts payable to banks primarily were incurred by foreign subsidiaries and were payable in foreign currencies.

(b) Represents the arithmetic mean of the month-end balances for the period outstanding.

(c) The weighted average interest rate during the year was determined by dividing annual interest expense on short-term borrowings by average short-term borrowings.

                                                                    Exhibit 3b




















                         BRISTOL-MYERS SQUIBB COMPANY








                                    BYLAWS






                        As Adopted on November 1, 1965

                        And as Amended to May 4, 1993



















                                    E-1-1

                                I  N  D  E  X




BYLAW NO.  SUBJECT                                                  Page No.
- ---------  -------                                                  --------

 1.        Principal Office...........................................E-1-5

 2.        Other Offices..............................................E-1-5

 3.        Seal.......................................................E-1-5

 4.        Meetings of Shareholders -- Date and Time..................E-1-5

 5.        Meetings of Shareholders -- Place..........................E-1-5

 6.        Meetings of Shareholders -- No Action By Written
                Consent, Call.........................................E-1-5

 7.        Meetings of Shareholders -- Notice.........................E-1-5

 8.        Meetings of Shareholders -- Quorum.........................E-1-6

 9.        Meetings of Shareholders -- Presiding Officer
                and Secretary.........................................E-1-6

10.        Meetings of Shareholders -- Voting.........................E-1-6

11.        Meetings of Shareholders -- Voting List....................E-1-7

12.        Annual Meeting of Shareholders -- Statement of Business
                and Condition of Company..............................E-1-7

13.        Meetings of Shareholders -- Inspectors of Election.........E-1-7

14.        Board of Directors -- Powers...............................E-1-7

15.        Board of Directors -- Number, Election, Term, Resignation
                or Retirement, Removal and Filling Vacancies..........E-1-7

16.        Board of Directors -- Location of Meetings and Books.......E-1-9

17.        Board of Directors -- Scheduling of Regular Meetings.......E-1-9

18.        Board of Directors -- Scheduling of Special Meetings.......E-1-9

19.        Board of Directors -- Waiver of Meeting Notice and
                Action by Consent.....................................E-1-9

20.        Board of Directors -- Quorum for Meeting...................E-1-9

21.        Board of Directors -- Meeting Procedure....................E-1-9





                                    E-1-2

BYLAW NO.  SUBJECT                                                  Page No.
- ---------  -------                                                  --------

22.        Board of Directors -- Fees.................................E-1-10

23.        Board of Directors -- Indemnification......................E-1-10

24.        Committees of the Board -- Executive, Audit, Others........E-1-11

25.        Committees of the Board -- Minutes and Reports.............E-1-12

26.        Officers...................................................E-1-12

27.        Officers -- Election and Term..............................E-1-13

28.        Appointment of Other Officers, Committees or Agents........E-1-13

29.        Officers -- Removal........................................E-1-13

30.        Officers -- Resignation....................................E-1-13

31.        Officers -- Unable to Perform Duties.......................E-1-13

32.        Officers -- Vacancy........................................E-1-13

33.        The Chairman of the Board -- Powers and Duties.............E-1-14

34.        Vice Chairman of the Board -- Powers and Duties............E-1-14

35.        Duties of President........................................E-1-14

36.        Vice Presidents -- Powers and Duties.......................E-1-14

37.        The Treasurer -- Powers and Duties.........................E-1-14

38.        The Secretary -- Powers and Duties.........................E-1-14

39.        The Controller -- Powers and Duties........................E-1-15

40.        Assistant Treasurers and Assistant Secretaries -- Powers
                and Duties............................................E-1-15

41.        Officers -- Compensation...................................E-1-15

42.        Contracts, Other Instruments, Authority to
                Enter Into or Execute.................................E-1-15

43.        Loans and Negotiable Paper.................................E-1-15

44.        Checks, Drafts, etc........................................E-1-16

45.        Banks -- Deposit of Funds..................................E-1-16

46.        Stock Certificates -- Form, Issuance.......................E-1-16

47.        Stock -- Transfer..........................................E-1-16



                                    E-1-3

BYLAW NO.  SUBJECT                                                  Page No.
- ---------  -------                                                  --------

48.        Stock Certificates -- Loss, Replacement....................E-1-16

49.        Record Dates...............................................E-1-17

50.        Registered Shareholders....................................E-1-17

51.        Fiscal Year................................................E-1-17

52.        Notices....................................................E-1-17

53.        Notices -- Waiver..........................................E-1-18

54.        Amendments of Bylaws.......................................E-1-18











































                                    E-1-4

                                    BYLAWS
                                      of
                         BRISTOL-MYERS SQUIBB COMPANY


OFFICES.

1. The registered office of the Company shall be in the City of Wilmington, County of New Castle, State of Delaware, and the name of the resident agent in charge thereof is The Corporation Trust Company.

2.       The Company may also have offices at such place or places as the Board
         of Directors may from time to time appoint or the business   of the
         Company may require.


SEAL.

3. The corporate seal shall have inscribed thereon the name of the Company, the year of its organization and the words "Corporate Seal, Delaware." Said seal may be used in causing it or a facsimile thereof to be impressed or affixed or reproduced or otherwise.


MEETINGS OF SHAREHOLDERS.

4. The annual meeting of the shareholders for the election of directors and for the transaction of any other proper business, notice of which was given in the notice of meeting, shall be held at such time as the Board of Directors may determine. If the annual meeting for the election of directors is not held on the date designated therefor, the directors shall cause the meeting to be held as soon thereafter as convenient.

5. Meetings of the shareholders may be held at such places either within or without the State of Delaware as the Board of Directors may determine.

6. Any action required or permitted to be taken by the stockholders of the Company must be effected at a duly called annual or special meeting of such stockholders and may not be effected by any consent in writing by such stockholders. Except as otherwise required by law and subject to the rights under Article FOURTH of the Certificate of Incorporation of the Company of the holders of any class or series of stock having a preference over the Common Stock as to dividends or upon liquidation, special meetings of stockholders of the Company may be called only by the Chairman of the Board or by the Board of Directors pursuant to a resolution approved by a majority of the entire Board of Directors.

7. Except as hereinafter provided or as may be otherwise required by law, notice of the place, date and hour of holding each annual and special meeting of the shareholders shall be in writing and shall be delivered personally or mailed in a postage prepaid envelope, not less than ten days before such meeting, to each person who appears on the books of the Company as a shareholder entitled to vote at such meeting, and to any shareholders who, by reason of any action proposed at such meeting, would be entitled to have their shares appraised if such

                                    E-1-5
         action were taken. The notice of every special meeting, besides stating the time and place of such meeting, shall state briefly the purpose or purposes thereof; and no business other than that specified in such notice or germane thereto shall be transacted at the meeting, except with the unanimous consent in writing of the holders of record of all of the shares of the Company entitled to vote at such meeting. Notice of any meeting of shareholders shall not be required to be given to any shareholder entitled to participate in any action proposed to be taken at such meeting who shall attend such meeting in person or by proxy or who before or after any such meeting shall waive notice thereof in writing or by telegram, cable or wireless. Notice of any adjourned meeting need not be given.

8. At all meetings of shareholders of the Company, except as otherwise provided by law, the holders of a majority in number of the outstanding shares of the Company, present in person or by proxy and entitled to vote thereat, shall constitute a quorum for the transaction of business. In the absence of a quorum the holders of a majority in number of the shares of stock so present or represented and entitled to vote may adjourn the meeting from time to time until a quorum is present. At any such adjourned meeting at which a quorum is present any business may be transacted which might have been transacted at the meeting as originally called.

9. The Chairman of the Board shall preside as chairman at every meeting of shareholders. The Chairman of the Board may designate another officer of the Company or any shareholder to preside as chairman of a meeting of shareholders in place of the Chairman of the Board and in the absence of the Chairman of the Board and an officer or shareholder designated by the Chairman of the Board to preside as chairman of the meeting, the Board of Directors may designate an officer or shareholder to preside as chairman of the meeting. In the event the Chairman of the Board and the Board of Directors fail to so designate a chairman of the meeting the shareholders may designate an officer or shareholder as chairman. The Secretary shall act as secretary of the meeting, or, in the absence of the Secretary, the presiding officer shall appoint a secretary of the meeting.

10. At each meeting of the shareholders every shareholder of record entitled to vote thereat shall be entitled to one vote for each share of the Company standing in that shareholder's name on the books of the Company provided that no share of stock shall be voted at any election of directors which shall have been transferred on the books of the Company later than the record date announced by the Board of Directors or fixed by operation of these bylaws The vote on shares may be given by the shareholder entitled thereto in person or by proxy duly appointed by an instrument in writing subscribed by such shareholder or that shareholder's duly authorized attorney, and delivered to the secretary of the meeting; provided, however, that no proxy shall be valid after the expiration of three years from the date of its execution unless the shareholder executing it shall have specified therein the length of time it is to continue in force, which shall be for some limited period. At all meetings of shareholders, a quorum being present, all matters, except as otherwise provided by law or by the Certificate of Incorporation of the Company or these bylaws, shall be decided by the holders of a majority in number of the shares of stock of the Company present in person or by proxy and entitled to vote. A share vote may be by ballot and each ballot shall state the

                                    E-1-6
         name of the shareholder voting and the number of shares owned by that shareholder and shall be signed by such shareholder or by that shareholder's proxy. Except as otherwise required by law or by these bylaws all voting may be viva voce.

11. The Secretary or other officer in charge of the stock ledger of the Company shall prepare and make at least ten days before every meeting of shareholders a complete list of the shareholders entitled to vote at the meeting arranged in alphabetical order and showing the address of each shareholder and the number of shares registered in the name of each shareholder. Such list shall be open to the examination of any shareholder for any purpose germane to the meeting during ordinary business hours for a period of at least ten days prior to the meeting either at a place within the city where the meeting is to be held, which place shall be specified in the notice of the meeting, or if not so specified at the place where the meeting is to be held. The list shall also be produced and kept at the time and place of the meeting during the whole time thereof and may be inspected by any shareholder who is present. The stock ledger shall be the only evidence as to who are the shareholders entitled to examine the stock ledger, the list required by this bylaw, or the books of the Company or to vote in person or by proxy at any meeting of shareholders.

12. The Board of Directors shall present at each annual meeting, and when called for by vote of the shareholders at any special meeting of the shareholders, a full and clear statement of the business and condition of the Company.

13. At all elections of directors and when otherwise required by law, the chairman of the meeting shall appoint two inspectors of election. The inspectors shall be responsible for receiving, tabulating and reporting the result of the votes taken. No director or candidate for the office of director shall be appointed such inspector. The chairman of the meeting shall open and close the polls.

DIRECTORS.

14. The property, business and affairs of the Company shall be managed by or under the direction of the Board of Directors, which may exercise all such powers of the Company and do all such lawful acts and things as are not by statute or by the Certificate of Incorporation or by these bylaws directed or required to be exercised or done by the shareholders.

15. (a) The Board of Directors shall consist of eleven directors. Directors need not be shareholders. The number of directors may be determined by a majority vote of the entire Board of Directors.

     (b) Except as otherwise provided by the Certificate of Incorporation, by these bylaws or by law, at each meeting of the shareholders for the election of directors at which a quorum shall be present, the persons receiving a plurality of the votes cast shall be directors. Such election shall be by ballot.

     (c) The directors, other than those who may be elected by the holders of any class or series of stock having a preferenceover the Common Stock as to dividends or upon liquidation, shall be classified, with respect to the time for which they severally hold office, into three classes,

                                    E-1-7
         as nearly equal in number as possible, as determined by the Board of Directors, one class to be originally elected for a term expiring at the annual meeting of stockholders to be held in 1985, another class to be originally elected for a term expiring at the annual meeting of stockholders to be held in 1986, and another class to beoriginally elected for a term expiring at the annual meeting of stockholders to be held in 1987, with the directors of each class to hold office until their successors are elected and qualified. At each annual meeting of the stockholders, the successors of the class of directors whose term expires at that meeting shall be elected to hold office for a term expiring at the annual meeting of stockholders held in the third year following the year of their election. No decrease in the number of directors constituting the Board of Directors or change in the restrictions and qualifications for directors shall shorten the term of any incumbent director.

     (d) Except as otherwise provided in the Certificate of Incorporation or in these bylaws, each director shall continue in office until the expiration of his term of office and until a successor shall have been elected and shall have qualified, or until the director shall have resigned, or, in the case of a director who is an employee of the Company, until the director shall have resigned from employment with the Company or the director's employment shall have been terminated by the Company. In addition, a director who is not an employee of the Company or who is the Chief Executive Officer of the Company or a retired Chief Executive Officer of the Company shall retire from the position of director at the Annual Meeting following attainment of age 70; an employee who is a director of the Company (other than the Chief Executive Officer or a retired Chief Executive Officer) shall retire from the position of director on the effective date of the director's retirement as an employee of the Company. Any director of the Company may resign at any time by giving written notice to the Chairman of the Board or to the Secretary of the Company. Such resignation shall take effect at the time specified therein; and, unless otherwise specified therein, the acceptance of such resignation shall not be necessary to make it effective. Exceptions to the requirements for the retirement of a director may be made by the Board of Directors.

     (e) Subject to the rights under Article FOURTH of the Certificate of Incorporation of any class or series of stock having a preference over the Common Stock as to dividends or upon liquidation to elect directors under specified circumstances, any director or entire class of directors or the entire Board of Directors may be removed from office, with or without cause, only by the affirmative vote of the holders of at least 75% of the outstanding shares of stock of the Company entitled to vote generally in the election of directors, voting together as a single class.

     (f) Subject to the rights under Article FOURTH of the Certificate of Incorporation of the Company of the holders of any class or series of stock having a preference over the Common Stock as to dividends or upon liquidation to elect directors under specified circumstances, newly created directorships resulting from any increase in the number of directors and any vacancies on the Board of Directors resulting from death, resignation, retirement, disqualification, removal or other cause shall be filled only by the affirmative vote of a majority of the remaining directors then in office, even though less than a quorum of the Board of Directors. Any director elected in accordance

                                    E-1-8
         with the preceding sentence shall hold office for the remainder of the full term of the class of directors in which the new directorship was created or the vacancy occurred and until such director's successor shall have been elected and qualified.

16. The directors may hold their meetings and keep the books of the Company at such place or places as they may from time to time determine.

17. Regular meetings of the Board of Directors may be held at such time as may be fixed from time to time by resolution of the Board of Directors. Unless required by said resolution, notice of any such meeting need not be given.

18. Special meetings of the Board of Directors shall be held whenever called by direction of the Chairman of the Board or any of three of the directors for the time being in office. Notice of each such special meeting shall be mailed, postage prepaid, to each director, addressed to the director at the director's residence or usual place of business, at least two days before the day on which the meeting is to be held, or shall be sent to the director at such place by telegraph, cable, or wireless, or be delivered personally or by telephone, not later than the day before the day on which the meeting is to be held. Every such notice shall state the time and place but, except as provided by these bylaws or by resolution of the Board of Directors, need not state the purposes of the meetings.

19. Anything in these bylaws or in any resolution adopted by the Board of Directors to the contrary notwithstanding, notice of any meeting of the Board of Directors need not be given to any director, if, before or after any such meeting, notice thereof shall be waived by such director in writing or by telegraph, cable or wireless. Any meeting of the Board of Directors shall be a legal meeting without any notice having been given or regardless of the giving of any notice or the adoption of any resolution in reference thereto, if all the directors shall be present thereat or shall have so waived notice thereof. Any action required or permitted to be taken at any meeting of the Board of Directors may be taken without a meeting, if prior to such action a written consent thereto is signed by all members of the Board and such written consent is filed with the minutes of proceedings of the Board of Directors.

20. Five of the directors in office at the time of any regular or special meeting of the Board of Directors shall constitute a quorum for the transaction of business at such meeting and except as may be otherwise specifically provided by statute or by the Certificate of Incorporation or by these bylaws, the act of a majority of the directors present at any such meeting at which a quorum is present shall be the act of the Board of Directors. In the absence of a quorum a majority of the directors present may adjourn any meeting from time to time until a quorum is present. Notice of any adjourned meeting need not be given. The directors shall act only as a board and the individual directors shall have no power as such.

21. At each meeting of the Board of Directors the Chairman of the Board shall preside. The Chairman of the Board may designate another member of the Board of Directors to preside as chairman of a meeting in place of the Chairman of the Board and in the absence of the Chairman of the

                                    E-1-9

         Board and any member of the Board of Directors designated by the Chairman of the Board to preside as chairman of the meeting a majority of the directors present may designate a member of the Board of Directors as chairman to preside at the meeting. The Secretary of the Company or, in the absence of the Secretary, a person appointed by the chairman of the meeting, shall act as secretary of the Board of Directors. The Board of Directors may adopt such rules and regulations for the conduct of their meetings and the management of the affairs of the Company as they shall deem proper and not inconsistent with the law or with these bylaws. At all meetings of the Board of Directors business shall be transacted in such order as the Board of Directors may determine.

22. Each director shall be paid such fee, if any, for each meeting of the Board attended and/or such annual fee as shall be determined from time to time by resolution of the Board of Directors, provided that nothing herein contained shall be construed to prevent any director from serving the Company in any other capacity and receiving compensation therefor.

23. (a)Definitions. As used herein, the term "director" shall include each present and former director of the Company and the term "officer" shall include each present and former officer of the Company as such, and the terms "director" and "officer" shall also include each employee of the Company, who, at the Company's request, is serving or may have served as a director or officer of another corporation in which the Company owns directly or indirectly, shares of capital stock or of which it is a creditor. The term "officer" also includes each assistant or divisional officer. The term "expenses" shall include, but not be limited to, reasonable amounts for attorney's fees, costs, disbursements and other expenses and the amount or amounts of judgments, fines, penalties and other liabilities.

     (b)Indemnification Granted. Each director and officer shall be and hereby is indemnified by the Company, to the full extent permitted by law, against:

         (i)Expenses incurred or paid by the director or officer in connection with any claim made against such director or officer, or any actual or threatened action, suit or proceeding (civil, criminal, administrative, investigative or other, including appeals and whether or not relating to a date prior to the adoption of this bylaw) in which such director or officer may be involved as a party or otherwise, by reason of being or having been a director or officer of the Company, or of serving or having served at the request of the Company as a director, officer, employee, or agent of another corporation, partnership, joint venture, trust or other enterprise, or by reason of any action taken or not taken by such director or officer in such capacity, and (ii) the amount or amounts paid by thedirector or officer in settlement of any such claim, action, suit or proceeding or any judgment or order entered therein, however, notwithstanding anything to the contrary herein where a director or officer seeks indemnification in connection with a proceeding voluntarily initiated by such director or officer the right to indemnification granted hereunder shall be limited to proceedings where such director or officer has been wholly successful on the merits.

                                    E-1-10

     (c)Miscellaneous.

         (i)Expenses incurred and amounts paid in settlement with respect to any claim, action, suit or proceeding of the character described in paragraph (b)(i) above may be advanced by the Company prior to the final disposition thereof upon receipt of an undertaking by or on behalf of the recipient to repay such amounts as shall not ultimately be determined to be payable to such recipient under this bylaw.

        (ii)The rights of indemnification herein provided for shall be severable, shall not be exclusive of other rights to which any director or officer now or hereafter may be entitled, shall continue as to a person who has ceased to be an indemnified person and shall inure to the benefit of the heirs, executors, administrators and other legal representatives of such a person.

       (iii)The provisions of this bylaw shall be deemed to be a contract between the Company and each director or officer who serves in such capacity at any time while such bylaw is in effect.

        (iv)The Board of Directors shall have power on behalf of the Company to grant indemnification to any person other than a director or officer to such extent as the Board in its discretion may from time to time determine.

COMMITTEES OF THE BOARD.

 24. (a)The Board of Directors may, by resolution or resolutions, passed by a majority of the whole Board of Directors, designate an Executive Committee (and may discontinue the same at any time) to consist of three or more of the Directors of the Company. The members shall be appointed by the Board of Directors and shall hold office during the pleasure of the Board of Directors; provided, however, that in the absence or disqualification of any member of the Executive Committee, the member or members thereof present at any meeting and not disqualified from voting, whether or not the member or members constitute a quorum, may unanimously appoint another member of the Board of Directors to act at the meeting in the place of any such absent or disqualified member. The Executive Committee shall have and may exercise, during the intervals between the meetings of the Board of Directors, all of the powers of the Board of Directors in the management of the business and affairs of the Company (and shall have power to authorize the seal of the Company to be affixed to all papers which may require it), except that the Executive Committee shall have no power to (i) elect Directors to fill any vacancies or appoint any officers; (ii) fix the compensation of any officer or the compensation of any Director for serving on the Board of Directors or on any committee;
     (iii) declare any dividend or make any other distribution to the shareholders of the Company; (iv) submit to shareholders any action that needs shareholder authorization; (v) amend or repeal the bylaws or adopt any new bylaw; (vi) amend or repeal any resolution of the Board of Directors which by its terms shall not be so amendable or repealable;
     (vii) take any final action with respect to the acquisition or disposition of any business at a price in excess of $20,000,000.

     (b)The Board of Directors shall, by resolution or resolutions, passed by

                                    E-1-11
         a majority of the whole Board of Directors designate an Audit Committee to consist of three or more non-employee directors of the Company free from any relationship that, in the opinion of the Board of Directors, would interfere with the exercise of independent
         judgment as a Committee member.   Any director who is a former
         employee of the Company may not serve on the Audit Committee. The members of the Audit Committee shall be appointed by and hold office during the pleasure of the Board of Directors. A majority of the members of the Audit Committee will constitute a quorum for the transaction of business. It shall be the duty of the Audit Committee
         (i) to recommend to the Board of Directors a firm of independent accountants to perform the examination of the annual financial statements of the Company; (ii) to review with the independent accountants and with the Controller the proposed scope of the annual audit, past audit experience, the Company's internal audit program, recently completed internal audits and other matters bearing upon the scope of the audit; (iii) to review with the independent accountants and with the Controller significant matters revealed in the course of the audit of the annual financial statements of the Company; (iv) to review on an annual basis that the Company's Statement of Business Conduct and Corporate Policies relating thereto has been communicated by the Company to all key employees of the Company and its subsidiaries throughout the world with a direction that all such key employees certify that they have read, understand and are not aware of any violation of the Statement of Business Conduct; (v) to review with the Controller any suggestions and recommendations of the independent accountants concerning the internal control standards and the accounting procedures of the Company; (vi) to meet on a regular basis with a representative or representatives of the Internal Audit Department of the Company and to review the Internal Audit Department's Reports of Operations; (vii) to report its activities and actions to the Board of Directors at least once each fiscal year.

     (c) The Board of Directors may, by resolution or resolutions passed by a majority of the whole Board of Directors, designate such other committees as may be deemed advisable (and may discontinue the same at any time), to consist of two or more of the directors of the Company. The members shall be appointed by and shall hold office during the pleasure of the Board of Directors, and the Board of Directors shall prescribe the name or names of such committees, the number of their members and their duties and powers.

     (d) Any action required or permitted to be taken at any meeting of any committee may be taken without a meeting, if prior to such action a written consent thereto is signed by all members of the committee and such written consent is filed with the minutes of proceedings of the committee.

25. All committees shall keep written minutes of their proceedings and report the same to the Board of Directors when required.

OFFICERS.

26. The officers of the Company shall be a Chairman of the Board, a Vice Chairman of the Board, a President, two or more Vice Presidents (which shall include Senior Vice President, Executive Vice President and other Vice President titles), a Treasurer, a Secretary, a Controller, and such other officers as may be appointed in accordance with these

                                    E-1-12
         bylaws. The Secretary and Treasurer may be the same person, or a Vice President may hold at the same time the office of Secretary, Treasurer, or Controller.

27. The officers of the Company shall be chosen by the Board of Directors. Each officer shall hold office until a successor shall have been duly chosen and shall have qualified or until the death or retirement of the officer or until the officer shall resign or shall have been removed in the manner hereinafter provided. The Chairman of the Board and the Vice Chairman of the Board shall be chosen from among the directors.

28. The Board of Directors may appoint such other officers, committees or agents, as the business of the Company may require, including one or more Assistant Treasurers and one or more Assistant Secretaries, each of whom shall hold office for such period, and have such authority and perform such duties as are provided in these bylaws or as the Board of Directors may from time to time determine. The Board of Directors may delegate to any officer or committee the power to appoint and to remove any such subordinate officer or agent.

29. Subject to the provisions of any written agreement, any officer may be removed, either with or without cause, by a vote of the majority of the whole Board of Directors at a regular meeting or a special meeting called for the purpose. Any officer, except an officer elected by the Board of Directors, may also be removed, with or without cause, by any committee or superior officer upon whom such power of removal may be conferred by the Board of Directors.

30. Subject to the provisions of any written agreement, any officer may resign at any time by giving written notice to the Board of Directors, the Chairman of the Board or the Secretary of the Company. Any such resignation shall take effect at the time specified therein; and, unless otherwise specified therein, the acceptance of such resignation shall not be necessary to make it effective.

31. Except as otherwise provided in these bylaws, in the event any officer shall be unable to perform the duties of the office held, whether by reason of absence, disability or otherwise, the Chairman of the Board may designate another officer of the Company to assume the duties of the officer who is unable to carry out the duties of the office; in the event the Chairman of the Board shall be absent and unable to perform the duties of the office of Chairman of the Board, the Chairman of the Board shall designate another officer to assume the duties of the Chairman of the Board; if another officer has not been designated by the Chairman of the Board to assume the duties of the Chairman of the Board, then the Board of Directors shall designate another officer to assume the duties of the Chairman of the Board; in the event the Chairman of the Board shall be disabled and unable to perform the duties of the office of Chairman of the Board, then the Board of Directors shall designate another officer to assume the duties of the Chairman of the Board. Any officer designated to assume the duties of another officer shall have all the powers of and be subject to all the restrictions imposed upon the officer whose duties have been assumed.

32. A vacancy in any office because of death, resignation, removal, disqualification or any other cause shall be filled for the unexpired

                                    E-1-13
         portion of the term in the manner prescribed by these bylaws for the regular appointment or election to such office.

33. The Chairman of the Board shall be the chief executive officer of the Company and shall have general supervision of the business and operations of the Company, subject, however, to the control of the Board of Directors. The Chairman of the Board shall preside at all meetings of the shareholders and of the Board of Directors. The Chairman of the Board shall perform all of the duties usually incumbent upon a chief executive officer of a corporation and incident to the office of the Chairman of the Board. The Chairman of the Board shall also have such powers and perform such duties as are assigned by these bylaws and shall have such other powers and perform such other duties, not inconsistent with these bylaws, as may from time to time be assigned by the Board of Directors.

34. The Vice Chairman shall have such powers and perform such duties as are assigned by these bylaws and shall have such other powers and perform such other duties, not inconsistent with these bylaws, as from time to time may be assigned by the Board of Directors or the Chairman of the Board.

35. The President shall have such powers and perform such duties as are assigned by these bylaws and shall have such other powers and perform such other duties, not inconsistent with these bylaws, as from time to time may be assigned by the Board of Directors or the Chairman of the Board.

36. Each Vice President shall have such powers and perform such duties as are assigned by these bylaws and shall have such other powers and perform such other duties, not inconsistent with these bylaws, as from time to time may be assigned by the Board of Directors or the Chairman of the Board.

37. The Treasurer shall have charge and custody of, and be responsible for, all funds of the Company. The Treasurer shall regularly enter or cause to be entered in books to be kept by the Treasurer or under the Treasurer's direction for this purpose full and adequate account of all moneys received or paid by the Treasurer for the account of the Company; the Treasurer shall exhibit such books of account and records to any of the directors of the Company at any time upon request at the office of the Company where such books and records shall be kept and shall render a detailed statement of these accounts and records to the Board of Directors as often as it shall require the same. The Treasurer shall also have such powers and perform such duties as are assigned the Treasurer by these bylaws and shall have such other powers and perform such other duties, not inconsistent with these bylaws, as from time to time may be assigned by the Board of Directors.

38. It shall be the duty of the Secretary to act as Secretary of all meetings of the Board of Directors and of the shareholders of the Company, and to keep the minutes of all such meetings in the proper book or books to be provided for that purpose Secretary shall see that all notices required to be given by or for the Company or the Board of Directors or any committee are duly given and served; the Secretary shall be custodian of the seal of the Company and shall affix the seal, or cause it to be affixed, to all documents, the execution of

                                    E-1-14
         which on behalf of the Company, under its seal shall have been duly authorized in accordance with the provisions of these bylaws. The Secretary shall have charge of the share records and also of the other books, records, and papers of the Company relating to its organization and management as a corporation and shall see that the reports, statements and other documents required by law are properly kept and filed; and shall in general perform all the duties usually incident to the office of Secretary. The Secretary shall also have such powers and perform such duties as are assigned by these bylaws, and shall have such other powers and perform such other duties, not inconsistent with these bylaws, as from time to time may be assigned by the Board of Directors.

39. The Controller shall perform the usual duties pertaining to the office of the Controller. The Controller shall have charge of the supervision of the accounting system of the Company, including the preparation and filing of all reports required by law to be made to any public authorities and officials, and shall also have such powers and perform such duties, not inconsistent with these bylaws, as from time to time may be assigned by the Board of Directors.

40. The Assistant Treasurers and the Assistant Secretaries shall have such powers and perform such duties as are assigned to them by these bylaws and shall have such other powers and perform such other duties, not inconsistent with these bylaws, as from time to time may be assigned to them by the Treasurer or the Secretary, respectively, or by the Board of Directors.

41. The compensation of the Chairman of the Board, Vice Chairman of the Board, President, Vice President, Treasurer, Secretary and Controller shall be fixed by the Board of Directors. The compensation of such other officers as may be appointed in accordance with the provisions of these bylaws may be fixed by the Chairman of the Board. No officer shall be prevented from receiving such compensation by reason of also being a director of the Company.


CONTRACTS, CHECKS, DRAFTS, BANK ACCOUNTS, ETC.

42. The Board of Directors except as in these bylaws otherwise provided, may authorize any officer or officers, agent or agents, in the name of and on behalf of the Company, to enter into any contract or execute and deliver any instrument, and such authority may be general or confined to specific instances; and, unless so authorized by the Board of Directors or expressly authorized by these bylaws, no officer or agent or employee shall have any power or authority to bind the Company by any contract or engagement or to pledge its credit or to render it pecuniarily liable for any purpose or to any amount.

43. No loans shall be contracted on behalf of the Company and no negotiable paper shall be issued in its name unless authorized by resolution of the Board of Directors. When authorized by the Board of Directors, any officer or agent of the Company thereunto authorized may effect loans and advances at any time for the Company from any bank, trust company, or other institution, or from any firm, corporation or individual, and for such loans and advances may make, execute and deliver promissory notes, bonds, or other certificates or evidences of indebtedness of the Company and, when authorized so to

                                    E-1-15
         do, may pledge, hypothecate or transfer any securities or other property of the Company as security for any such loans or advances. Such authority may be general or confined to specified instances.

44. All checks, drafts and other orders for the payment of moneys out of the funds of the Company and all notes or other evidences of indebtedness of the Company shall be signed on behalf of the Company in such manner as shall from time to time be determined by resolution of the Board of Directors.

45. All funds of the Company not otherwise employed shall be deposited from time to time to the credit of the Company in such banks, trust companies or other depositories as the Board of Directors may select or as may be selected by any officer or officers, agent or agents of the Company to whom such power may from time to time be delegated by the Board of Directors; and for the purpose of such deposit, the Chairman of the Board, the Vice Chairman of the Board, the President, a Vice President, the Treasurer, the Controller, the Secretary or any other officer or agent or employee of the Company to whom such power may be delegated by the Board of Directors, may endorse, assign and deliver checks, drafts and other orders for the payment of moneys which are payable to the order of the Company.


CERTIFICATES AND TRANSFERS OF SHARES.

46. Certificates for shares of the Company shall be in such form as shall be approved by the Board of Directors. Such certificates shall be numbered and registered in the order in which they are issued and shall be signed by the Chairman of the Board, the Vice Chairman of the Board, the President or a Vice President and the Secretary or an Assistant Secretary or the Treasurer or an Assistant Treasurer. Where any such certificate is countersigned by a transfer agent, other than the Company or its employee, or by a registrar, other than the Company or its employee, any other signature on such certificate may be a facsimile, engraved, stamped or printed. In the event that an officer whose facsimile signature appears on such certificate ceases for any reason to hold the office indicated and the Company or its transfer agent has on hand a supply of share certificates bearing such officer's facsimile signature, such certificates may continue to be issued and registered until such supply is exhausted.

47. Transfers of shares of the Company shall be made only on the books of the Company by the holder thereof, or by the holder's attorney thereunto duly authorized and on surrender of the certificate or certificates for such shares properly endorsed. Every certificate surrendered to the Company shall be marked "Cancelled," with the date of cancellation, and no new certificate shall be issued in exchange therefor until the old certificate has been surrendered and cancelled, except as hereinafter provided.

48. The holder of any shares of the Company shall immediately notify the Company of any loss, destruction or mutilation of the certificate therefor and the Company may issue a new certificate in the place of any certificate theretofore issued by it alleged to have been lost, destroyed or mutilated. The Board of Directors may, in its discretion, as conditions to the issue of any such new certificate, require the owner of the lost or destroyed certificate or the owner's

                                    E-1-16
         legal representatives to make proof satisfactory to the Board of Directors of the loss or destruction thereof and to give the Company a bond in such form, in such sum and with such surety or sureties as the Board of Directors may direct, to indemnify the Company against any claim that may be made against it on account of any such certificate so alleged to have been lost or destroyed.


DETERMINATION OF RECORD DATE.

49. In order that the Company may determine the shareholders entitled to notice of or to vote at any meeting of shareholders or any adjournment thereof or entitled to receive payment of any dividend or other distribution or allotment of any rights or entitled to exercise any rights in respect of any change, conversion or exchange of stock or for the purpose of any other lawful action, the Board of Directors may fix in advance a record date which shall not be more than 60 nor less than 10 days before the date of such meeting nor more than 60 days prior to any other action.

If no record date is fixed:

     (i) The record date for determining shareholders entitled to notice of or to vote at a meeting of shareholders shall be at the close of business on the day next preceding the day on which notice is given, or if notice is waived, at the close of business on the day next preceding the day on which the meeting is held.

    (ii) The record date for determining shareholders for any other purpose shall be at the close of business on the day on which the Board of Directors adopts the resolution relating thereto. A determination of shareholders of record entitled to notice of or to vote at a meeting of shareholders shall apply to any adjournment of the meeting provided, however, that the Board of Directors may fix a new record date for the adjourned meeting.


REGISTERED SHAREHOLDERS.

50. The Company shall be entitled to treat the holder of record of any share or shares of stock as the holder in fact thereof and, accordingly, shall not be bound to recognize any equitable or other claim to or interest in such share on the part of any other person, whether or not it shall have express or other notice thereof, save as expressly provided by the laws of Delaware.


FISCAL YEAR.

51. The fiscal year shall begin on the first day of January and end on the thirty-first day of December in each year.


NOTICES.

52. Whenever under the provision of these bylaws notice is required to be given to any director or shareholder, it shall be construed to mean personal notice, but such notice may be given in writing, by mail, by

                                    E-1-17
         depositing the same in a post office or letter box, in a postpaid sealed wrapper, addressed to such director or shareholder at such address as appears on the books of the Company, or, in default of other address, to such director or shareholder, at the General Post Office in the City of Wilmington, Delaware, and such notice shall be deemed to be given at the time when the same shall be thus mailed.

53. Any notice required to be given under these bylaws may be waived in writing, signed by the person or persons entitled to said notice, whether before or after the time stated therein.


AMENDMENTS.

54. Except as otherwise provided in the Certificate of Incorporation of the Company and consistent therewith, these bylaws may be altered, amended or repealed or new bylaws may be made by the affirmative vote of the holders of record of amajority of the shares of the Company entitled to vote, at any annual or special meeting, provided that such proposed action shall be stated in the notice of such meeting, or, by a vote of the majority of the whole Board of Directors, at any regular meeting without notice, or at any special meeting provided that notice of such proposed action shall be stated in the notice of such special meeting.



































                                    E-1-18

                         BRISTOL-MYERS SQUIBB COMPANY               Exhibit 10a
                            1983 STOCK OPTION PLAN
             (As Amended and Restated effective January 1, 1993)
                      (As Amended to September 14, 1993)




 1. Purpose:The purpose of the 1983 Stock Option Plan (as amended and restated as of January 1, 1993) (the "Plan") is to secure for the Company and its stockholders the benefits of the incentive inherent in common stock ownership by the officers and key employees of the Company and its Subsidiaries and Affiliates who will be largely responsible for the Company's future growth and continued financial success and by providing long-term incentives in addition to current compensation to certain key executives of the Company and its Subsidiaries and Affiliates who contribute significantly to the long-term performance and growth of the Company and such Subsidiaries and Affiliates. It is intended that the former purpose will be effected through the grant of stock options and stock appreciation rights under the Plan and that the latter purpose will be effected through an award conditionally granting performance units under the Plan, either independently or in conjunction with and related to a nonqualified stock option grant under the Plan. The Bristol-Myers Squibb Company Long-Term Performance Award Plan (as amended to January 17, 1983 and in effect as of December 31, 1992) ("LTPAP") has been merged into and consolidated with the Plan as of January 1, 1993. As used herein, the term "Prior Plan" shall mean the Bristol-Myers Squibb Company 1983 Stock Option Plan (as amended through May 1, 1991 and in effect as of December 31, 1992) prior to its amendment and restatement as of January 1, 1993.

 2. Definitions:For purposes of this Plan:

    (a)"Affiliate" shall mean any entity in which the Company has an ownership interest of at least 20%.

    (b)"Code" shall mean the Internal Revenue Code of 1986, as amended.

    (c)"Common Stock" shall mean the Company's common stock (par value $.10 per share).

    (d)"Company" shall mean Bristol-Myers Squibb Company.

    (e)"Disability" or "Disabled" shall mean qualifying for and receiving payments under a disability pay plan of the Company or any Subsidiary or Affiliate.

    (f)"Exchange Act" shall mean the Securities Exchange Act of 1934, as amended.

    (g)"Fair Market Value" shall mean the average of the high and low sale prices of a share of Common Stock on the New York Stock Exchange, Inc. composite tape on the date of measurement or on any date as determined

                                    E-2-1
        by the Committee and if there were no trades on such date, on the day on which a trade occurred next preceding such date.

    (h) "Retirement" shall mean termination of the employment of an employee with the Company or a Subsidiary or Affiliate on or after (i) the employee's 65th birthday or (ii) the employee's 55th birthday if the employee has completed 10 years of service with the Company, its Subsidiaries and/or its Affiliates.

        Furthermore, an employee who makes an election to retire under Article 19 of the Bristol-Myers Squibb Company Retirement Income Plan (the "Retirement Income Plan") shall have any additional years of age and service which are credited under Article 19 of the Retirement Income Plan taken into account when determining such employee's age and service under this Section 2(h). Such election shall be deemed a Retirement for purposes of this Section 2(h) and all other purposes of this Plan.

    (i) "Subsidiary" shall mean any corporation which at the time qualifies as a subsidiary of the Company under the definition of "subsidiary corporation" in Section 424 of the Code.

 3. Amount of Stock: The amount of stock which may be made subject to grants of options or awards of performance units under the Plan in calendar year 1993 shall not exceed an amount equal to (i) 0.9% of the outstanding shares of the Company's Common Stock on January 1, 1993, plus (ii) the amount of shares available for, and not made subject to, grants of options under the Prior Plan as of January 1, 1993, less (iii) the number of shares subject to options granted in 1993 under the Prior Plan and (iv) the number of shares corresponding to awards of performance units outstanding under the LTPAP on the date the Plan is approved by the stockholders of the Company. With respect to each succeeding year, the amount of stock which may be made subject to grants of options or awards of performance units under the Plan shall not exceed an amount equal to (i) 0.9% of the outstanding shares of the Company's Common Stock on January 1 of such year plus, subject to this Section 3,
                     (ii) in any year the number of shares equal to the amount of shares that were available for grants and awards in the prior year but were not made subject to a grant or award in such prior year and (iii) the number of shares that were subject to options or awards granted hereunder or under the Prior Plan, which options or awards terminated or expired in the prior year without being exercised. Common Stock issued hereunder may be authorized and reissued shares or issued shares acquired by the Company or its Subsidiaries on the market or otherwise.

 4. Administration:  The Plan shall be administered under the supervision of the Board of Directors of the Company which shall exercise its powers, to the extent herein provided, through the agency of a Compensation and Management Development Committee (the "Committee") which shall be appointed by the Board of Directors of the Company and shall consist of not less than three directors who shall serve at the pleasure of the Board. No member of the Committee shall

                                    E-2-2
                     have been within one year prior to appointment to, or while serving on, the Committee granted or awarded equity securities of the Company pursuant to this or any other plan of the Company or its Subsidiaries or Affiliates except to the extent that participation in any such plan or receipt of any such grant or award would not adversely affect the Committee member's status as a disinterested person for purposes of Rule 16b-3 under the Exchange Act.

                     The Committee, from time to time, may adopt rules and regulations for carrying out the provisions and purposes of the Plan and make such other determinations, not inconsistent with the terms of the Plan, as the Committee shall deem appropriate. The interpretation and construction of any provision of the Plan by the Committee shall, unless otherwise determined by the Board of Directors, be final and conclusive.

                     The Committee shall maintain a written record of its proceedings. A majority of the Committee shall constitute a quorum, and the acts of a majority of the members present at any meeting at which a quorum is present, or acts unanimously approved in writing, shall be the acts of the Committee.

 5. Eligibility:     Options and awards may be granted only to present or
                     future officers and key employees of the Company and its Subsidiaries and Affiliates, including Subsidiaries and Affiliates which become such after the adoption of the Plan. Any officer or key employee of the Company or of any such Subsidiary or Affiliate shall be eligible to receive one or more options or awards under the Plan. Any director who is not an officer or employee of the Company or one of its Subsidiaries or Affiliates and any member of the Committee, during the time of the member's service as such or thereafter, shall be ineligible to receive an option or award under the Plan. The adoption of this Plan shall not be deemed to give any officer or employee any right to an award or to be granted an option to purchase
                     Common Stock of the Company, except to the extent and upon such terms and conditions as may be determined by the Committee.

 6. Stock Options:   Stock options under the Plan shall consist of incentive
                     stock options under Section 422 of the Code or nonqualified stock options (options not intended to qualify as incentive stock options), as the Committee shall determine. In addition, the Committee may grant stock appreciation rights in conjunction with an option, as set forth in Section 6(b)(11), or may grant awards in conjunction with an option, as set forth in Section
                     6(b)(10) (an "Associated Option").

    Each option shall be subject to the following terms and conditions:

    (a) Grant of Options. The Committee shall (1) select the officers and key employees of the Company and its Subsidiaries and Affiliates to whom options may from time to time be granted, (2) determine whether

                                    E-2-3
        incentive stock options or nonqualified stock options, are to be granted, (3) determine the number of shares to be covered by each option so granted, (4) determine the terms and conditions (not inconsistent with the Plan) of any option granted hereunder (including but not limited to restrictions upon the options, conditions of their exercise, or on the shares of Common Stock issuable upon exercise thereof), (5) determine whether nonqualified stock options or incentive stock options granted under the Plan shall include stock appreciation rights and, if so, shall determine the terms and conditions thereof in accordance with Section 6(b)(11) hereof, (6) determine whether any nonqualified stock options granted under the Plan shall be Associated Options, and (7) prescribe the form of the instruments necessary or advisable in the administration of options.

    (b) Terms and Conditions of Option. Any option granted under the Plan shall be evidenced by a Stock Option Agreement executed by the Company and the optionee, in such form as the Committee shall approve, which agreement shall be subject to the following terms and conditions and shall contain such additional terms and conditions not inconsistent with the Plan, and in the case of an incentive stock option not inconsistent with the provisions of the Code applicable to incentive stock options, as the Committee shall prescribe:

    (1) Number of Shares Subject to an Option. The Stock Option Agreement shall specify the number of shares of Common Stock subject to the Agreement. If the option is an Associated Option, the number of shares of Common Stock subject to such Associated Option shall initially be equal to the number of performance units subject to the award, but one share of Common Stock shall be canceled for each performance unit paid out under the award.

    (2) Option Price. The purchase price per share of Common Stock purchasable under an option will be determined by the Committee but will be not less than the Fair Market Value of a share of Common Stock on the date of the grant of such option.

    (3) Option Period. The period of each option shall be fixed by the Committee, but no option shall be exercisable after the expiration of ten years from the date the option is granted.

    (4) Consideration. Each optionee, as consideration for the grant of an option, shall remain in the continuous employ of the Company or of one of its Subsidiaries or Affiliates for at least one year from the date of the granting of such option, and no option shall be exercisable until after the completion of such one year period of employment by the optionee.

    (5) Exercise of Option. An option may be exercised in whole or in part from time to time during the option period (or, if determined by the Committee, in specified installments during the option period) by giving written notice of exercise to the Company specifying the number of shares to be purchased, such notice to be accompanied by payment in full of the purchase price and Withholding Taxes (as defined in Section 10 hereof) due either by certified or bank check, or in shares of Common Stock of the Company owned by the optionee having a Fair Market Value at the date of exercise equal to such purchase price and Withholding Taxes due, or in a combination of the foregoing; provided, however, that payment in shares of Common Stock of the Company will not

                                    E-2-4
        be permitted unless at least 100 shares of Common Stock are required and delivered for such purpose. No shares shall be issued until full payment therefor has been made. An optionee shall have the rights of a stockholder only with respect to shares of stock for which certificates have been issued to the optionee.

    (6) Nontransferability of Options. No option or stock appreciation right granted under the Plan shall be transferable by the optionee otherwise than by will or by the laws of descent and distribution, and such option or stock appreciation right shall be exercisable, during the optionee's lifetime, only by the optionee.

    (7) Retirement and Termination of Employment Other than by Death or Disability. If an optionee shall cease to be employed by the Company or any of its Subsidiaries or Affiliates for any reason (other than termination of employment by reason of death or Disability) after the optionee shall have been continuously so employed for one year after the granting of the option, the option shall be exercisable only to the extent that the optionee was otherwise entitled to exercise it at the time of such cessation of employment with the Company, Subsidiary or Affiliate, but in no event after the expiration of the option period set forth therein except that in the case of cessation of employment other than by reason of Retirement or death, the option shall in no event be exercisable after the date three months next succeeding such cessation of employment. The Plan does not confer upon any optionee any right with respect to continuation of employment by the Company or any of its Subsidiaries or Affiliates.

    (8) Disability of Optionee. An optionee who ceases to be employed by reason of Disability shall be treated as though the optionee remained in the employ of the Company or a Subsidiary or Affiliate until the earlier of (i) cessation of payments under a disability pay plan of the Company, Subsidiary or Affiliate, (ii) the optionee's death, or (iii) the optionee's 65th birthday.

    (9) Death of Optionee. In the event of the death of the optionee while in the employ of the Company or of any of its Subsidiaries or Affiliates or within whichever period after Retirement or cessation of employment of the optionee specified in subsection (7) or (8) is applicable, and provided the optionee shall have been continuously so employed for one year after the granting of the option, the option shall be exercisable by the executors, administrators, legatees or distributees of the optionee's estate, as the case may be, at any time following death but in no event after the expiration of the option period set forth therein and only to the extent that the optionee would otherwise have been entitled to exercise it if the optionee were then living, except that in the case of the death of an optionee after Retirement or other cessation of employment, the option shall in no event be exercisable after the later of (i) the date twelve months next succeeding such death or (ii) the last day of the period after Retirement or other cessation of employment of the optionee specified in Section 6(b)(7). In the event any option is exercised by the executors, administrators, legatees or distributees of the estate of a deceased optionee, the Company shall be under no obligation to issue stock thereunder unless and until the Company is satisfied that the person or persons exercising the option are the duly appointed legal representatives of the deceased optionee's estate or the proper legatees or distributees thereof.

                                    E-2-5

   (10) Long Term Performance Awards. The Committee may from time to time grant nonqualified stock options under the Plan in conjunction with and related to an award of performance units made under a Long Term Performance Award as set forth in Section 7(b)(11). In such event, notwithstanding any other provision hereof, (i) the number of shares to which the Associated Option applies shall initially be equal to the number of performance units granted by the award, but such number of shares shall be reduced on a one share-for-one unit basis to the extent that the Committee determines pursuant to the terms of the award, to pay to the optionee or the optionee's beneficiary the performance units granted pursuant to such award; and (ii) such Associated Option shall be cancelable in the discretion of the Committee, without the consent of the optionee, under the conditions and to the extent specified in the award.

   (11) Stock Appreciation Rights. In the case of any option granted under the Plan, either at the time of grant or by amendment of such option at any time after such grant there may be included a stock appreciation right which shall be subject to such terms and conditions, not inconsistent with the Plan, as the Committee shall impose, including the following:

    (A) A stock appreciation right shall be exercisable to the extent, and only to the extent, that the option in which it is included is at the time exercisable, and may be exercised within such period only at such time or times as may be determined by the Committee;

    (B) A stock appreciation right shall entitle the optionee (or any person entitled to act under the provisions of subsection (9) hereof) to surrender unexercised the option in which the stock appreciation right is included (or any portion of such option) to the Company and to receive from the Company in exchange therefor that number of shares having an aggregate value equal to (or, in the discretion of the Committee, less than) the excess of the value of one share (provided such value does not exceed such multiple of the option price per share as may be specified by the Committee) over the option price per share specified in such option times the number of shares called for by the option, or portion thereof, which is so surrendered. The Committee shall be entitled to cause the Company to settle its obligation, arising out of the exercise of a stock appreciation right, by the payment of cash equal to the aggregate value of the shares the Company would otherwise be obligated to deliver or partly by the payment of cash and partly by the delivery of shares. Any such election shall be made within 30 business days after the receipt by the Committee of written notice of the exercise of the stock appreciation right. The value of a share for this purpose shall be the Fair Market Value thereof on the last business day preceding the date of the election to exercise the stock appreciation right;

    (C) No fractional shares shall be delivered under this subsection (11) but in lieu thereof a cash adjustment shall be made;

    (D) If a stock appreciation right included in an option is exercised, such option shall be deemed to have been exercised to the extent of the number of shares called for by the option or portion thereof which is surrendered on exercise of the stock appreciation right and no new option may be granted covering such shares under this Plan; and

    (E) If an option which includes a stock appreciation right is exercised,

                                    E-2-6
        such stock appreciation right shall be deemed to have been canceled to the extent of the number of shares called for by the option or portion thereof is exercised and no new stock appreciation rights may be granted covering such shares under this Plan.

   (12) Incentive Stock Options. In the case of any incentive stock option granted under the Plan, the aggregate Fair Market Value of the shares of Common Stock of the Company (determined at the time of grant of each option) with respect to which incentive stock options granted under the Plan and any other plan of the Company or its parent or a Subsidiary which are exercisable for the first time by an employee during any calendar year shall not exceed $100,000 or such other amount as may be required by the Code. In any year, the maximum number of shares with respect to which incentive stock options may be granted shall not exceed 4,000,000 shares.

    7. Long-term Performance Awards: Awards under the Plan shall consist of the conditional grant to the participants of a specified number of performance units. The conditional grant of a performance unit to a participant will entitle the participant to receive a specified dollar value, variable under conditions specified in the award, if the performance objectives specified in the award are achieved and the other terms and conditions thereof are satisfied.

    Each award will be subject to the following terms and conditions:

    (a) Grant of Awards. The Committee shall (1) select the officers and key executives of the Company and its Subsidiaries and Affiliates to whom awards may from time to time be granted, (2) determine the number of performance units covered by each award, (3) determine the terms and conditions of each performance unit awarded and the award period and performance objectives with respect to each award, (4) determine the periods during which a participant may request the Committee to approve deferred payment of a percentage (50% or 100%) of an award (the "Deferred Portion") and the interest or rate of return thereon or the basis on which such interest or rate of return thereon is to be determined, (5) determine whether payment with respect to the portion of an award which has not been deferred (the "Current Portion") and the payment with respect to the Deferred Portion of an award shall be made entirely in cash, entirely in Common Stock or partially in cash and partially in Common Stock, (6) determine whether the award is to be made independently of or in conjunction with a nonqualified stock option granted under the Plan, and (7) prescribe the form of the instruments necessary or advisable in the administration of the awards.

    (b) Terms and Conditions of Award. Any award conditionally granting performance units to a participant shall be evidenced by a Performance Unit Agreement executed by the Company and the participant, in such form as the Committee shall approve, which Agreement shall contain in substance the following terms and conditions and such additional terms and conditions as the Committee shall prescribe:

    (1) Number of Performance Units. The Performance Unit Agreement shall specify the number of performance units conditionally granted to the participant. If the award has been made in conjunction with the grant of an Associated Option, the number of performance units granted shall initially be equal to the number of shares which the participant is granted the right to purchase pursuant to the Associated Option, but

                                    E-2-7
        one performance unit shall be canceled for each share of the Company's Common Stock purchased upon exercise of the Associated Option or for each stock appreciation right included in such option that has been exercised.

    (2) Value of Performance Units. The Performance Unit Agreement shall specify the threshold, target and maximum dollar values of each performance unit and corresponding performance objectives as provided under Section 7(b)(5).

    (3) Award Periods. For each award, the Committee shall designate an award period with a duration to be determined by the Committee in its discretion but in no event less than three calendar years within which specified performance objectives are to be attained. There may be several award periods in existence at any one time and the duration of performance objectives may differ from each other.

    (4) Consideration. Each participant, as consideration for the award of performance units, shall remain in the continuous employ of the Company or of one of its Subsidiaries or Affiliates for at least one year after the date of the making of such award, and no award shall be payable until after the completion of such one year of employment by the participant.

    (5) Performance Objectives. The Committee shall establish performance objectives with respect to the Company for each award period on the basis of such criteria and to accomplish such objectives as the Committee may from time to time determine. Performance objectives may include objective and subjective criteria. During any award period, the Committee may adjust the performance objectives for such award period as it deems equitable in recognition of unusual or nonrecurring events affecting the Company, changes in applicable tax laws or accounting principles, or such other factors as the Committee may determine.

    (6) Determination and Payment of Performance Units Earned. As soon as practicable after the end of an award period, the Committee shall determine the extent to which awards have been earned on the basis of the Company's actual performance in relation to the established performance objectives as set forth in the Performance Unit Agreement. The Performance Unit Agreement shall specify that as soon as practicable after the end of each award period, the Committee shall determine whether the conditions of Sections 7(b)(4) and 7(b)(5) hereof have been met and, if so, shall ascertain the amount payable to the participant in respect of the performance units. As promptly as practicable after it has determined that an amount is payable in respect of an award, the Committee shall cause the Current Portion of such award to be paid to the participant or the participant's beneficiaries, as the case may be, in the Committee's discretion, either entirely in cash, entirely in Common Stock or partially in cash and partially in Common Stock. The Deferred Portion of an award shall be contingently credited and payable to the participant over a deferred period and shall be credited with interest or a rate of return, as determined by the Committee. The Committee, in its discretion, shall determine the conditions upon, and method of, payment of such deferred portions and whether such payment will be made entirely in cash, entirely in Common Stock or partially in cash and partially in Common Stock.

                                    E-2-8

        In making the payment of an award in Common Stock hereunder, the cash equivalent of such Common Stock shall be determined by the Fair Market Value of the Common Stock on the day the Committee designates the performance units shall be paid.

    (7) Nontransferability of Awards and Designation of Beneficiaries. No award under the Plan shall be transferable by the participant other than by will or by the laws of descent and distribution, except that a participant may designate a beneficiary pursuant to the provisions hereof.

        If any participant or the participant's beneficiary shall attempt to assign the participant's rights under the Plan in violation of the provisions thereof, the Company's obligation to make any further payments to such participant or the participant's beneficiaries shall forthwith terminate.

        A participant may name one or more beneficiaries to receive any payment of an award to which the participant may be entitled under the Plan in the event of the participant's death, on a form to be provided by the Committee. A participant may change the participant's beneficiary designation from time to time in the same manner.

        If no designated beneficiary is living on the date on which any payment becomes payable to a participant's beneficiary, such payment will be payable to the person or persons in the first of the following classes of successive preference:

    (i) Widow or widower, if then living,
   (ii) Surviving children, equally,
  (iii) Surviving parents, equally,
   (iv) Surviving brothers and sisters, equally,
    (v) Executors or administrators

        and the term "beneficiary" as used in the Plan shall include such person or persons.

    (8) Retirement and Termination of Employment Other Than by Death or Disability. In the event of the Retirement prior to the end of an award period of a participant who has satisfied the one year employment requirement of Section 7(b)(4) with respect to an award prior to Retirement, the participant, or his estate, shall be entitled to a payment of such award at the end of the award period, pursuant to the terms of the Plan and the participant's Performance Unit Agreement, provided, however, that the participant shall be deemed to have earned that proportion (to the nearest whole unit) of the value of the performance units granted to the participant under such award as the number of months of the award period which have elapsed since the first day of the calendar year in which the award was made to the end of the month in which the participant's Retirement occurs, bears to the total number of months in the award period. The participant's rights in any remaining performance units shall be canceled and forfeited.

        Subject to Section 7(b)(6) hereof, the Performance Unit Agreement shall specify that the rights of the participant in the performance units granted to such participant shall be conditional and shall be canceled, forfeited and surrendered if the participant's continuous employment with the Company and its Subsidiaries and Affiliates shall terminate

                                    E-2-9
        for any reason, other than the participant's death, Disability or Retirement prior to the end of the award period.

        The Committee may, in its discretion, waive, in whole or in part, the cancellation, forfeiture and surrender of any performance units.

    (9) Disability of Participant. For the purposes of any award a participant who becomes Disabled shall be deemed to have suspended active employment by reason of Disability commencing on the date the participant becomes entitled to receive payments under a disability pay plan of the Company or any Subsidiary or Affiliate and continuing until the date the participant is no longer entitled to receive such payments. In the event a participant becomes Disabled during an award period but only if the participant has satisfied the one year employment requirement of Section 7(b)(4) with respect to an award prior to becoming Disabled, upon the determination by the Committee of the extent to which an award has been earned pursuant to Section 7(b)(6) the participant shall be deemed to have earned that proportion (to the nearest whole unit) of the value of the performance units granted to the participants under such award as the number of months of the award period in which the participant was not Disabled bears to the total number of months of the award period. The participant's rights in any remaining performance units shall be canceled and forfeited.

        The Committee may, in its discretion, waive, in whole or in part, such cancellation and forfeiture of any performance units.

   (10) Death of Participant. In the event of the death prior to the end of an award period of a participant who has satisfied the one year employment requirement with respect to an award prior to the date of death, the participant's beneficiaries or estate, as the case may be, shall be entitled to a payment of such award upon the end of the award period, pursuant to the terms of the Plan and the participant's Performance Unit Agreement, provided, however, that the participant shall be deemed to have earned that proportion (to the nearest whole unit) of the value of the performance units granted to the participant under such award as the number of months of the award period which have elapsed since the first day of the calendar year in which the award was made to the end of the month in which the participant's death occurs, bears to the total number of months in the award period. The participant's rights in any remaining performance units shall be canceled and forfeited.

        The Committee may, in its discretion, waive, in whole or in part, such cancellation and forfeiture of any performance units.

   (11) Grant of Associated Option. If the Committee determines that the conditional grant of performance units under the Plan is to be made to a participant in conjunction with the grant of a nonqualified stock option under the Plan, the Committee shall grant the participant an Associated Option under the Plan subject to the terms and conditions of this subsection (11). In such event, such award under the Plan shall be contingent upon the participant's being granted such an Associated Option pursuant to which: (i) the number of shares the optionee may purchase shall initially be equal to the number of performance units conditionally granted by the award, (ii) such number of shares shall be reduced on a one share-for-one unit basis to the extent that the Committee determines, pursuant to Section 7(b)(6) hereof, to pay to the participant or the participant's beneficiaries the performance units

                                    E-2-10
        conditionally granted pursuant to the award, and (iii) the Associated Option shall be cancelable in the discretion of the Committee, without the consent of the participant, under the conditions and to the extent specified herein and in Section 7(b)(6) hereof.

        If no amount is payable in respect of the conditionally granted performance units, the award and such performance units shall be deemed to have been canceled, forfeited and surrendered, and the Associated Option, if any, shall continue in effect in accordance with its terms. If any amount is payable in respect of the performance units and such units were granted in conjunction with an Associated Option, the Committee shall, within 30 days after the determination of the Committee referred to in the first sentence of Section 7(b)(6), determine, in its sole discretion, either:

    (A) to cancel in full the Associated Option, in which event the value of the performance units payable pursuant to Sections 7(b)(5) and (6) shall be paid;

    (B) to cancel in full the performance units, in which event no amount shall be paid to the participant in respect thereof but the Associated Option shall continue in effect in accordance with its terms; or

    (C) to cancel some, but not all, of the performance units, in which event the value of the performance units payable pursuant to Sections 7(b)(5) and (6) which have not been canceled shall be paid and the Associated Option shall be canceled with respect to that number of shares equal to the number of conditionally granted performance units that remain payable.

        Any action taken by the Committee pursuant to the preceding sentence shall be uniform with respect to all awards having the same award period. If the Committee takes no such action, it shall be deemed to have determined to cancel in full the award in accordance with clause
        (B) above.

    8. Determination of Breach of Conditions: The determination of the Committee as to whether an event has occurred resulting in a forfeiture or a termination or reduction of the Company's obligations in accordance with the provisions of the Plan shall be conclusive.

    9. Adjustment in the Event of Change in Stock: In the event of changes in the outstanding Common Stock of the Company by reason of stock dividends, recapitalization, mergers, consolidations, split-ups, combinations or exchanges of shares and the like, the aggregate number and class of shares available under the Plan, and the number, class and the price of shares subject to outstanding options and/or awards and the number of performance units and/or the dollar value of each unit shall be appropriately adjusted by the Committee, whose determination shall be conclusive.

    10. Taxes: In connection with the transfer of shares of Common Stock to an optionee, subject to Section 16 of the Exchange Act, as the result of the exercise of a nonqualified stock option or a stock appreciation right, or to a participant subject to Section 16 of the Exchange Act, upon payment of an award, the Company shall have the right to retain or sell without notice, or to demand surrender of, shares of Common Stock having a Fair Market Value (taking into account any commissions or

                                    E-2-11
        other expenses the Company may incur upon the sale of such shares) on the date that the amount required by any governmental entity to be withheld or otherwise deducted and paid with respect to such transfer ("Withholding Tax") is to be determined (the "Tax Date") sufficient to cover the amount of any Applicable Tax (the amount of Withholding Tax plus the incremental amount determined on the basis of the highest marginal tax rate applicable to such optionee or participant, Federal Insurance Contribution Act taxes or other governmental impost or levy), and to make payment (or to reimburse itself for payment made) to the appropriate taxing authority of an amount in cash equal to the amount of such Applicable Tax, remitting any balance to the optionee or participant.

        An optionee or participant who is not an executive officer of the Company subject to Section 16 of the Exchange Act shall be entitled to satisfy the obligation to pay any Withholding Tax or Applicable Tax, by providing the Company with funds sufficient to enable the Company to pay such Withholding Tax or Applicable Tax or by requiring the Company to retain or to accept upon delivery thereof by the optionee or participant shares of Common Stock sufficient in value (determined in accordance with the last sentence of the preceding paragraph), to cover the amount of such Withholding Tax or Applicable Tax. Each election by an optionee or participant to have shares retained or to deliver shares for this purpose shall be subject to the following restrictions: (i) the election must be in writing and be made on or prior to the Tax Date; (ii) the election must be irrevocable; (iii) the election shall be subject to the disapproval of the Committee.

    11. Amendment of the Plan: The Board of Directors may amend or suspend the Plan at any time and from time to time. No such amendment of the Plan may, however, increase the maximum number of shares to be offered under options or awards, or change the manner of determining the option price, or change the designation of employees or class of employees eligible to receive options or awards, or permit the transfer or issue of stock before payment therefor in full, or, without the written consent of the optionee or participant, alter or impair any option or award previously granted under the Plan, Prior Plan or LTPAP.

    12. Amendment of Options Outstanding Under the Prior Plan: The Prior Plan and certain nonqualified options granted and outstanding thereunder are hereby amended to provide that any nonqualified option which is outstanding on the date this Plan is adopted by a vote of the holders of a majority of the shares of the Company's Common Stock and $2.00 Convertible Preferred Stock present in person or by proxy at a duly held shareholders meeting at which a quorum representing a majority of all outstanding voting stock is present shall be exercisable in accordance with Sections 6(b)(7) and 6(b)(9), except that for the purpose of such options "Retirement" shall additionally mean termination of the employment of an employee after completing 35 years of service with the Company or its Subsidiaries. Furthermore, an employee who makes an election to retire under Article 19 of the Retirement Income Plan shall have any additional years of age and service which are credited under Article 19 of the Retirement Income Plan taken into account when determining such employee's age and years of service with the Company or its Subsidiaries under this Section 12. Such election shall be deemed a Retirement for purposes of this Section 12 and all other purposes of this Plan.


                                    E-2-12

    13. Miscellaneous: By accepting any benefits under the Plan, each optionee or participant and each person claiming under or through such optionee or participant shall be conclusively deemed to have indicated acceptance and ratification of, and consent to, any action taken or made to be taken or made under the Plan by the Company, the Board, the Committee or any other Committee appointed by the Board. No participant or any person claiming under or through him shall have any right or interest, whether vested or otherwise, in the Plan or in any option, or stock appreciation right or award thereunder, contingent or otherwise, unless and until all of the terms, conditions and provisions of the Plan and the Agreement that affect such participant or such other person shall have been complied with. Nothing contained in the Plan or in any Agreement shall require the Company to segregate or earmark any cash or other property. Neither the adoption of the Plan nor its operation shall in any way affect the rights and powers of the Company or any of its Subsidiaries or Affiliates to dismiss and/or discharge any employee at any time.

    14. Term of the Plan: The Plan shall become effective as of January 1, 1993 by action of the Board of Directors conditioned on and subject to approval of the Plan, by a vote of the holders of a majority of the shares of Common Stock and $2.00 Convertible Preferred Stock of the Company present in person or by proxy at a duly held shareholders meeting at which a quorum representing a majority of all outstanding voting stock is present. The Plan shall terminate on December 31, 2002, or at such earlier date as may be determined by the Board of Directors. Termination of the Plan, however, shall not affect the rights of optionees under options theretofore granted to them or the rights of participants under awards theretofore granted to them, and all unexpired options and awards shall continue in force and operation after termination of the Plan except as they may lapse or be terminated by their own terms and conditions.



























                                    E-2-13

                              SQUIBB CORPORATION                    Exhibit 10b
           1982 OPTION, RESTRICTED STOCK AND PERFORMANCE UNIT PLAN

1.   Definitions.

     The following terms shall have the following meanings for purposes of the
     Plan:

     "Award Cycle" means a period of not less than three fiscal years over which the performance units granted during a particular year are to be earned out.

     "Committee" means the Committee described in Paragraph 4 which shall administer the Plan.

     "Common Stock" means the Common Stock of the Corporation.

     "Corporation" means Squibb Corporation.

     "Designated Beneficiary" means the person or persons designated in writing by a Participant as a legal recipient of any payments due under a performance unit award in the event of the Participant's death, or in the absence of such designation, the Participant's estate. Such designation must be on file with the Committee in order to be effective but, unless the Participant has made an irrevocable designation, may be changed from time to time by the Participant.

     "Participant" means an employee who has received an award of performance units under the Plan.

     "Payment Schedule" means the schedule adopted by the Committee in accordance with Paragraph 6 with respect to each Award Cycle to govern determination of the Payment Value of a performance unit at the end of each Award Cycle in accordance with Paragraph 6.

     "Payment Value" means the value, expressed in dollars, of a performance unit at the conclusion of an Award Cycle, determined in accordance with Paragraph 6.

     "Restricted Stock" means the shares of Common Stock referred to in Paragraph 8.

     "Unit Base Value" means the average (rounded to the next highest cent in the case of fractions of a cent) of the high and low sales prices of the Common Stock of the Corporation on the New York Stock Exchange on the day on which performance units are awarded or, if there are no such sales of Common Stock on that day, the highest asked price therefor on the New York Stock Exchange on that day.

2.   Stock Subject to the Plan.

     There are reserved for issuance upon the payment of performance units awarded and the exercise of options granted under the Plan 3,500,000 authorized and unissued shares of Common Stock and for issuance as Restricted Stock 200,000 authorized and unissued shares of Common Stock. If any option granted under the Plan shall expire or terminate for any reason (including, without limitation, by reason of its surrender,


                                    E-3-1
     pursuant to the provisions of the fourth paragraph of Paragraph 7(b) or otherwise, or cancellation, in whole or in part, pursuant to the provisions of Paragraph 7(g) or otherwise, or the substitution in place thereof of a new option) without having been exercised in full the shares subject thereto shall again be available for the purposes of issuance upon the payment of performance units awarded and the exercise of options granted under the Plan. If Restricted Stock shall become subject to forfeiture and be returned to the Corporation pursuant to the provisions of Paragraph 8 hereof, such shares shall again be available for the purposes of issuance as Restricted Stock under the Plan. In no event shall authorized and unissued shares of Common Stock which, under the Plan, are authorized to be used in payment of performance unit awards be deemed to be unavailable for purposes of the Plan until such shares shall have been issued in payment thereof in accordance with the provisions of Paragraph 6(g).

3.   Administration.

     The Plan shall be administered by the Committee. Subject to the express provisions of the Plan, the Committee shall have plenary authority, in its discretion, to determine the individuals to whom, and the time or times, at which performance units or Restricted Stock shall be awarded and options shall be granted (including without limitation whether such options shall be Incentive Stock Options or Non-Qualified Stock Options or a combination thereof as such terms are hereinafter defined) and the number of units and/or shares to be covered by each such award or grant, provided, however, that in no event shall a Restricted Stock award be made to an employee who, at the time of such award is an officer or director of the Corporation. In making such determinations, the Committee may take into account the nature of the services rendered by the respective employees, their present and potential contributions to the Corporation's success and such other factors as the Committee in its discretion may deem relevant. Subject to the express provisions of the Plan, the Committee shall also have plenary authority to interpret the Plan, to prescribe, amend and rescind rules and regulations relating to it, to determine the terms and provisions of the respective Restricted Stock, performance unit and option agreements (which need not be identical) and to make all other determinations necessary or advisable for the administration of the Plan. The Committee's determinations of the matters referred to in this Paragraph 3 shall be conclusive; provided, however, that the Committee of the Board administering the Plan shall not have the authority to interpret the Plan or to prescribe, amend, or rescind rules and regulations to it that are inconsistent with the provisions of the Plan prohibiting (i) the acceleration of payments under the Plan, or (ii) the modification of the interest rate to be credited under the Plan.

4.   The Committee.

     The Committee shall consist of three or more members of the Board of Directors of the Corporation who are not eligible to receive options, Restricted Stock or performance units under the Plan. The Committee shall be appointed by the Board of Directors, which may from time to time appoint members of the Committee in substitution for members previously appointed and may fill vacancies, however caused, in the Committee. The Committee shall select one of its members as its Chairman and shall hold its meetings at such times and places as it may determine. A majority of its members shall constitute a quorum. All determinations of the Committee shall be made by not less than a majority of its members. Any

                                    E-3-2
     decision or determination reduced to writing and signed by all the members shall be fully as effective as if it had been made by a majority vote at a meeting duly called and held. The Committee may appoint a secretary, shall keep minutes of its meetings and shall make such rules and regulations for the conduct of its business as it shall deem advisable.

5.   Eligibility.

     Performance units and Restricted Stock may be awarded and options granted only to key employees (which term as used herein includes officers) of the Corporation and of its present and future subsidiary corporations (herein called subsidiaries). A director of the Corporation or of a subsidiary who is not also an employee of the Corporation or of a subsidiary will not be eligible to receive a performance unit or Restricted Stock award or an option. Any such employee may receive one or more performance unit awards or one or more options or one or more Restricted Stock awards, or a combination thereof, as the Committee shall from time to time determine, and such determinations may be different as to different employees and may vary as to different awards and grants. Notwithstanding the foregoing, a Restricted Stock award may in no event be made to an employee who, at the time the award is made, is an officer or director of the Corporation.

6.   Performance Unit Awards.

     (a) Performance units which are awarded to a Participant shall have a Payment Value at the end of the applicable Award Cycle contingent upon performance of the Corporation and/or of such Participant's subsidiary, division or department over the Award Cycle. The performance measures may include, but shall not be limited to, cumulative growth in pre-tax profits, earnings per share, return on shareholders' equity or return on capital employed. Such measures may be applied on an absolute basis or relative to industry indices and shall be defined in a manner which the Committee shall deem appropriate. For each Award Cycle, the Committee shall establish a Payment Schedule based upon the performance measures determined for such Award Cycle and the length of such Award Cycle. If during the course of an Award Cycle there should occur, in the opinion of the Committee, significant changes in economic conditions or in the nature of the operations of the Corporation or subsidiary, division or department which the Committee did not foresee in establishing the performance measures for such Cycle and which, in the Committee's sole judgment have, or are expected to have, a substantial effect on the performance of the Corporation or a Participant's subsidiary, division or department during such Cycle, the Committee may revise the Payment Schedule and performance measures formerly determined by it in such manner, as the Committee, in its sole judgment, may deem appropriate.

     (b) In determining the number of performance units to be awarded, the Committee shall take into account an employee's responsibility level, performance, potential, cash compensation level and such other considerations as it deems appropriate.

     (c) An award of performance units to a Participant shall terminate for all purposes if the Participant does not remain, during the Award Cycle, continuously in the employ of the Corporation or one of its subsidiaries, except in the case of death, disability or retirement under the Corporation's pension plan (including early retirement at

                                    E-3-3
          the request of the Corporation), in which case (and provided that the Participant at the time of death, disability or retirement as aforesaid, shall have been continuously in the employ of the Corporation or one of its subsidiaries during the period commencing on the date the award was granted and ending on the first anniversary thereof) the Participant will be entitled to payment (such payment to be made in accordance with the provisions of Paragraph 6(d)) of the same portion of the Payment Value of the award the Participant would otherwise have been paid (such Payment Value, if any, to be determined at the conclusion of the applicable Award Cycle in accordance with the provisions of Paragraphs 6(a) and 6(e)) as the portion of the Award Cycle during which the Participant was employed bears to the full Award Cycle. Under particular circumstances the Committee may make other determinations with respect to Participants whose services do not meet the foregoing requirements, including the waiver of any of the requirements of this subparagraph (c) relating to periods of employment.

     (d) Unless the Committee otherwise determines, no payment with respect to performance units will be made to a Participant prior to the end of such Participant's Award Cycle; provided, however, that if a Participant should die during an Award Cycle and the Participant's award shall not have been terminated hereunder prior to death, such Participant's Designated Beneficiary may elect instead, subject to the approval of the Committee, to have the pro rata portion of the Payment Value determined by the Committee as of the end of the year during which such Participant's death occurred, based upon application of the Payment Schedule to the part of the Award Cycle which shall have elapsed (for such purpose, the cumulative growth rate achieved to the end of the fiscal year in which death occurs will be assumed to continue for the Award Cycle), in which event such pro rata portion shall be paid in cash or Common Stock, as provided in paragraph 6(g), as soon as practicable following such year (or in such number of installments as shall have been requested by the Participant and approved by the Committee) to such Participant's Designated Beneficiary.

     (e) Except as otherwise provided in Paragraph 6(d) in the case of death, a Participant's interest in any performance units awarded to the Participant shall mature on the last day of the Award Cycle for such award. The Payment Value of a performance unit shall be the dollar amount calculated on the basis of the Payment Schedule applicable to such Award Cycle.

     (f) The total amount of Payment Value due a Participant at the conclusion of an Award Cycle shall be paid on such date following the conclusion of such Award Cycle as the Committee shall designate, except as specifically otherwise provided in the Plan; provided, however, that the Committee shall have authority, if it deems appropriate, to defer payment (in cash or in stock or both in specified percentages) of the Payment Value due a Participant if the Participant shall request the Committee to do so at any time prior to the 180th day preceding the last day of the Award Cycle for such award. In respect of awards made or to be made in one or more deferred installments in cash, interest shall be credited semi-annually on each such award at a rate to be determined semi-annually by the Committee, but in no event shall such rate be less than the average rate on 10-year AAA new industrial corporate bonds during each such semi-annual period as

                                    E-3-4
          calculated on the basis of the average of such rates for each calendar week ending during the period January 1 through June 30 and July 1 through December 31, provided that awards made during any such six-month period shall be credited on the basis of the average rate for that period and provided that installments paid during any such six-month period shall be credited on the basis of the average rate for the next preceding six-month period, in each case adjusted for the number of days such award was to be credited. Unless paid to the recipient of such award at the time credited, interest at the foregoing rate shall be credited on the interest so credited until so paid. The foregoing minimum interest rate for any award that is payable in one or more deferred installments under the Plan may not be modified without the prior written consent of the Participant.

          Whenever an award is made in one or more deferred installments in stock, the Committee may determine that there shall be credited on such award an amount equivalent to the dividends which would have been paid with respect to such shares of stock if they had been issued and outstanding. Such dividend equivalents shall be credited on the dividend record dates until certificates for such shares shall have been delivered to the recipient of such award or until such earlier date as the Committee may determine.

          Such interest and dividend equivalents shall be paid to the recipient of any such award in cash (or in property if the related dividend shall have been in property) at such time or times during the deferred period of such award or at the same time as the cash or shares of stock to which such interest and dividend equivalents apply, all as the Committee shall determine. The Committee may also determine that any such dividend equivalents may be used to purchase additional shares of outstanding stock (such shares to be valued for such purpose at the mean of the high and low sales prices of such stock on the New York Stock Exchange on the dividend record date) to be added to the shares of stock covered by such award and held subject to the same terms and conditions, including provisions relating to the payment of amounts equivalent to dividends thereon.

     (g) Payment of the Payment Value due a Participant shall be made, at the election of the Committee as to each Participant, (i) in cash, (ii) in shares of Common Stock of the Corporation (to be determined by dividing the Payment Value of all matured performance units by the average of the high and low sales prices of such stock on the New York Stock Exchange during the five trading days immediately preceding the date of payment) or (iii) in a combination of cash and shares of Common Stock so valued.

     (h) If the payment of any award shall be deferred until after the termination of the employment of the recipient by the Corporation or one of its subsidiaries, the cash or stock covered by such award, together with any deferred interest or dividend equivalents thereon, shall be delivered in not more than 20 annual installments, commencing not later than the January 31 after the termination of employment (or such other date as the Committee from time to time shall determine), all as the Committee may determine. If the payment of an award under the Plan is deferred, such payment thereafter may be accelerated so that such payment shall be made immediately or at such earlier time or in such lesser number of installments, in each case as the Committee may from time to time determine, but only with

                                    E-3-5
          the prior written consent of the Participant.

     (i) A person to whom any payment in consideration of an award has been made (whether or not the same has been deferred) shall not have any interest in the cash or stock awarded, or in any interest or dividend equivalents credited, until the cash has been paid or the certificates for the stock have been delivered, as the case may be, in accordance with the provisions of this Plan.

     (j) In the event of any changes in the outstanding stock of the Corporation by reason of stock dividends, stock splits, recapitalizations, mergers, consolidations, combinations or exchanges of shares, split-ups, split-offs, spin-offs, liquidations or other similar changes in capitalization, or any distribution to shareholders other than cash dividends, the Committee shall make such adjustments, if any, in the light of the change or distribution as the Committee in its sole discretion shall determine to be appropriate, (i) in the number of shares of stock covered by any award for which certificates have not been delivered and (ii) in any dividend equivalents to which deferred awards of stock are entitled.

     (k) The recipient of a deferred award may file with the Committee a designation of a beneficiary or beneficiaries on a form to be provided by the Committee, which designation may be changed or revoked by the recipient's sole action, provided the change or revocation is filed with the Committee on a form provided by it. In the case of the death of the recipient of an award, before or after the termination of employment, any unpaid installments of such deferred award shall pass to the Designated Beneficiary. Unpaid installments of a deferred award shall be paid either in the same installments as originally provided or otherwise as the Committee may determine in individual cases.

     (l) The Corporation shall have the right, in lieu of delivering the certificate or certificates for any of or all the stock which would otherwise be deliverable to the Participant pursuant to this Plan, to pay to such Participant on the date on which such certificate or certificates would otherwise be deliverable an amount in cash equal to the mean of the high and low sales prices of such stock on the New York Stock Exchange on such date or dates as may be determined by the Committee, but not more than five trading days prior to such date, and after withholding or deducting any required amount of tax, all as the Committee may determine in individual cases.

7.   Option Grants.

     (a) The purchase price of the Common Stock under each option granted under the Plan shall be determined by the Committee, but shall be not less than 100% of the fair market value of the stock at the time such option is granted. Such fair market value shall be determined by the Committee and shall be taken at not less than the mean (rounded to the next highest cent in the case of fractions of a cent) of the high and low prices of the Common Stock on the New York Stock Exchange on the date of the grant of the option.

     (b) The Committee shall be authorized in its discretion to prescribe in the option grant the installments, if any, in which an option granted under the Plan shall become exercisable, provided that no option

                                    E-3-6
          shall be exercisable, prior to the first anniversary of the date of grant thereof except as provided in Paragraph 7(e) or except as the Committee otherwise determines. In no case may an option be exercised as to less than 10 shares at any one time (or the remaining shares covered by the option if less than 10) during the term of the option. The Committee shall also be authorized to establish the manner and the effective date of the exercise of an option. The term of each option shall be not more than ten years from the date of grant thereof, or such shorter period as is prescribed in Paragraphs 7(d) and (e). Except as provided in Paragraphs 7(d) and (e), no option may be exercised at any time unless the holder thereof is then an employee of the Corporation or of a subsidiary.

          Upon exercise, the option price is to be paid in full in cash or, at the discretion of the Committee, in shares of Common Stock owned by the optionee having a market value on the date of exercise equal to the aggregate option price, or, at the discretion of the Committee, in a combination of cash and such shares of Common Stock; provided, however, that no such payment in shares of Common Stock shall be made unless said shares shall have been owned by the optionee for a period of at least three months prior to the date of payment. For purposes of this paragraph, the market value of shares of Common Stock delivered in payment of the option price shall be the mean between the highest and lowest selling prices per share of Common Stock on the New York Stock Exchange on the exercise date; if shares of Common Stock are not traded on the exercise date, the fair market value on such date shall be determined under Treasury Regulation section 20.2031-2. For purposes of this paragraph, an optionee can effect delivery of shares of Common Stock by delivering certificates for such shares to the Corporation, by furnishing the Corporation the registration numbers on the certificates for such shares or, if such shares are held of record by a nominee for the benefit of the optionee, by furnishing the Corporation a notarized statement attesting to the number of such shares the optionee intends to be delivered.

          On such terms and conditions as shall be approved by the Committee, the Corporation or any of its subsidiaries may directly or indirectly lend money to any optionee or other person to accomplish the purposes of the Plan, including to assist such person to acquire shares of Common Stock acquired upon the exercise of options, and separately to tend money to any optionee or other lend person to pay taxes with respect to any of the transactions contemplated by the Plan.

          In lieu of requiring an optionee to pay cash and/or stock, and receive certificates for shares of Common Stock of the Corporation upon the exercise of a Non-Qualified Stock Option, as hereinafter defined, if the option so provides, the Committee may elect to require the optionee to surrender the option to the Corporation for cancellation as to all or any portion of the number of shares covered by the intended exercise and receive in exchange for such surrender a payment, at the election of the Committee, in cash, in shares of Common Stock of the Corporation, or a combination of cash and shares of Common Stock of the Corporation, equivalent to the appreciated value of the shares covered by the option surrendered for cancellation. Such appreciated value shall be the difference between the option price of such shares (as adjusted pursuant to Paragraph
          10) and the fair market value of such shares which shall be

                                    E-3-7
          determined by the Committee and shall be taken at not less than the mean of the high and low prices of the Common Stock on the New York Stock Exchange on the date on which the optionee's notice of exercise is received by the Corporation. Upon delivery to the Corporation of a notice of exercise of option, the Committee may avail itself of its right to require the optionee to surrender the option to the Corporation for cancellation as to shares covered by such intended exercise. The Committee's right of election shall (i) be conditional upon its so notifying the optionee in writing immediately on the date of the Corporation's receipt of the optionee's notice of exercise and
          (ii) expired, if not exercised, at the close of business on the fifth business day following the delivery to the Corporation of such notice. Should the Committee not exercise such right of election, the delivery of the aforesaid notice of exercise shall constitute an exercise by the optionee of the option to the extent therein set forth, and payment for the shares covered by such exercise shall then become due.

     (c) In the event that an individual receiving a Non-Qualified Stock Option, as hereinafter defined, shall not remain in the employ of the Corporation or of one of its subsidiaries for a period of at least one year from the date of grant of the option and the termination of such individual's service during such period is either (i) for cause or (ii) voluntary on the part of such individual and without the written consent of the Corporation or such subsidiary, the option shall forthwith terminate on the date of such termination of employment. Retirement at the early or normal retirement date as prescribed from time to time by the Corporation shall be deemed to be a termination of employment with the Corporation's written consent. An individual receiving an Incentive Stock Option, as hereinafter defined, may exercise it only after one year of employment following the grant date (and then only to the extent provided in the option grant) and termination of such employment in such one-year period will terminate all rights under such option.

     (d) In the event of the termination of the employment of the holder of any option, other than by reason of normal or early retirement in accordance with the provisions of a pension plan of the Corporation or one of its subsidiaries or affiliates (hereinafter "Retirement"), or death, the optionee may (unless the option shall have been previously terminated pursuant to the provisions of Paragraph 7(c) or unless otherwise provided in the option grant) exercise the option at any time within three months after such termination, but not after the expiration of the option, to the extent of the number of shares covered by the option which were purchasable by the optionee at the date of the termination of employment.

          In the event of the termination of the employment of the holder of any option because of Retirement before May 5, 1987, the optionee, may (unless the options shall have been previously terminated pursuant to the provisions of Paragraph 7(c) or unless otherwise provided in the option grant) exercise the option at any time during the remaining term of the option but not after the expiration of the option, to the extent of the number of shares covered by the option which were purchasable by the optionee at the date of termination of employment.

          In the event of the termination of the employment of the holder of

                                    E-3-8
          any option because of Retirement on or after May 5, 1987, the option shall (unless the option shall have been previously terminated pursuant to the provisions of Paragraph 7(c) or unless otherwise provided in the option grant) continue to become exercisable in accordance with its terms and the provisions of this Paragraph 7 and of the option grant, and the holder thereof may exercise the option at any time and from time to time during the remaining term thereof, but not after the expiration of the option, to the extent it is at such time exercisable; provided, however, that if the holder becomes employed by a direct competitor of the Corporation or any of its subsidiaries, any option held by the optionee which is not, on the date of becoming so employed, fully exercisable shall forthwith terminate as to all shares not then purchasable by such optionee thereunder, and, thereafter, such optionee may so exercise the option only to the extent of the number of shares covered by the option which were purchased by such optionee at the date of employment by such direct competitor.

          Notwithstanding the foregoing provisions hereof but subject to the provisions of Paragraph 7(c), the Committee may determine, in its sole discretion, in the case of any termination of employment that the holder of an option may exercise such option to the extent of the remaining shares covered thereby whether or not such shares had become purchasable by such an individual at the date of the termination of employment. Options granted under the Plan shall not be affected by any change of employment so long as the holder continues to be an employee of the Corporation or of a subsidiary. The option grant may contain such provisions as the Committee may approve with reference to the effect of approved leaves of absence. Nothing in the Plan or in any option granted pursuant to the Plan shall confer on any individual any right to continue in the employ of the Corporation or any of its subsidiaries or interfere in any way with the right of the Corporation or any of its subsidiaries to terminate his employment at any time.

     (e) In the event of the death of an individual to whom an option has been granted under the Plan while such individual is employed by the Corporation or a subsidiary, the option theretofore granted (unless the option shall have been previously terminated pursuant to the provisions of Paragraph 7(c) or unless otherwise provided in the option grant) may be exercised by a legatee or legatees of the option holder under the optionee's last will or by the personal representatives or distributees of the optionee, (i) if such individual's death occurs prior to May 5, 1987, at any time within a period of one year after death or (ii) if such individual's death occurs on or after May 5, 1987, during the remaining term of the option, but in neither event after the expiration of the option, to the extent of the remaining shares covered by the option whether or not such shares had become purchasable by such an individual at the date of death.

          In the event of the death of an individual during the three-month period following the termination of employment (where said termination was for reasons other than Retirement), the option (if not previously terminated pursuant to the provisions of Paragraph 7(c) or unless otherwise provided in the option grant) may be exercised by a legatee or legatees of the option holder under the optionee's last will or by the optionee's personal representatives or

                                    E-3-9
          distributees but only to the extent of the number of shares purchasable by such employee pursuant to the provisions of Paragraph 7(d) at the date of termination of the optionee's employment and within one year after the date of the death, but not after expiration of the option.

          In the event that an individual to whom an option has been granted under the Plan dies following Retirement, the option theretofore granted to such individual (if not previously terminated pursuant to the provisions of Paragraph 7(c) or unless otherwise provided in the option grant) may be exercised by a legatee or legatees of the option holder under the optionee's last will, or by the optionee's personal representatives or distributees, at any time during the remaining term of the option, but not after expiration of the option, (i) if Retirement commenced prior to May 5, 1987, only to the extent of the number of shares purchasable by such individual pursuant to the provisions of Paragraph 7(d) at the date of termination of employment or (ii) if Retirement commenced on or after May 5, 1987, to the extent of the number of shares covered by the option whether or not such shares had become purchasable by such individual at the date of death, subject, however, to the limitations described in Paragraph 7(1).

     (f) Subject to the provisions of Paragraph 7(h), the date of grant of an option pursuant to the Plan shall be the date specified by the Committee at the time it grants such option, provided that such date shall not be prior to the date of such action by the Committee. The Committee shall promptly notify a grantee of an award and a written option grant shall promptly be duly executed and delivered by or on behalf of the Corporation.

     (g) The Committee shall be authorized, in its absolute discretion, to permit optionees to surrender outstanding options in exchange for the grant of new options or require optionees to surrender outstanding options as a condition precedent to the grant of new options. The number of shares covered by the new options, the option price, the option period and other terms and conditions of the new options shall all be determined in accordance with the Plan and may be different from the provisions of the surrendered options. However, if an Incentive Stock Option is surrendered, it will nevertheless be considered outstanding for purposes of Paragraph 7(h).

     (h) Each option granted or modified hereunder which is intended to be an Incentive Stock Option (when used herein, the term "Incentive Stock Option" shall be as defined in Section 422A of the United States Internal Revenue Code and all other options granted hereunder are referred to as "Non-Qualified Stock Options") shall not be exercisable while there is outstanding any Incentive Stock Option which was granted, before the granting of such option, to the optionee to purchase stock in the optionee's employer corporation or in a corporation which (at the time of the granting of such option) is a parent or subsidiary of the employer corporation, or is a predecessor of any of such corporations. For purposes of this Paragraph 7(h), an Incentive Stock Option shall be treated as outstanding until such option is exercised in full or expires by reason of lapse of time. In the case of an option which is modified and which did not meet the requirements applicable to Incentive Stock Options prior to such modifications but does thereafter, the date of

                                    E-3-10
          such modification shall be treated as the date of grant for purposes of this Paragraph 7(h). In determining whether any Incentive Stock Option is exercisable at the time of an optionee's retirement, the restrictions on order of exercise set forth in this Paragraph 7(h) shall be disregarded, but such restrictions shall continue to apply with respect to the order in which such options may be exercised.

     (i) In no event shall any optionee be granted during the calendar year 1982 or any subsequent year an Incentive Stock Option or Incentive Stock Options entitling such optionee to purchase stock of the Corporation, any parent corporation or any subsidiaries of the Corporation, having an aggregate fair market value (determined as of the time such option or options are granted) in excess of $100,000 plus the amount of any unused limit carryover to such calendar year. In the case of any option which is modified and which did not meet the requirements applicable to Incentive Stock Options prior to such modification but does thereafter, the date of such modification shall be treated as the date of grant for purposes of this Paragraph 7(i). Eligibility of an optionee for any unused limit carryover to any year and the amount thereof shall be determined in accordance with applicable provisions of the Internal Revenue Code.

8.   Restricted Stock Awards.

     (a) The consideration to be received for shares of Restricted Stock issued hereunder out of authorized but unissued shares shall be equal to cash in an amount equal to the par value thereof and the continued employment by the participant during the "Restricted Period" (as hereafter defined). The recipient of Restricted Stock shall be recorded as a stockholder of the Corporation and shall have, subject to the provisions hereof, all the rights of a stockholder with respect to such shares and receive all dividends or other distributions made or paid with respect to such shares; provided that the shares themselves and any new, additional or different shares or securities which the recipient may be entitled to receive with respect to such shares by virtue of a stock split or stock dividend or any other change in the corporate or capital structure of the Corporation, shall be subject to the restrictions hereinafter described.

     (b) During a period of years following the date of grant, as determined by the Committee, which shall in no event be less than four (hereinafter referred to as the "Restricted Period"), the Restricted Stock may not be sold, assigned, transferred, pledged, hypothecated or otherwise encumbered or disposed of by the recipient, except in the event of (i) death as hereinafter provided or (ii) the transfer thereof to the Corporation under the provisions of the next succeeding paragraph. In the event of the death of the recipient during the said Restricted Period, the aforesaid restrictions on the Restricted Stock shall immediately lapse and the legal representative(s) of the estate of the recipient shall be free to transfer, encumber or otherwise dispose of the Restricted Stock.

          In the event that, during the Restricted Period, the employment of the recipient by the Corporation or one of its subsidiaries is terminated for any reason (including termination with or without cause by the Corporation or such subsidiary, resignation by the recipient, or retirement under a pension plan of the Corporation or

                                    E-3-11
          one of its subsidiaries), other than termination of employment due to the death of the recipient, then the shares of Restricted Stock held by such recipient shall be forfeited to the Corporation and the recipient shall immediately transfer and return to the Corporation the certificates representing all the Restricted Stock and the recipient's rights as a stockholder with respect to the Restricted Stock shall cease, effective with such termination of employment.

          The recipient's rights to the Restricted Stock may not be assigned or transferred except by will or by the laws of descent or distribution. In the event of any attempt to sell, exchange, transfer, pledge or otherwise dispose of said shares by the recipient in violation of the provisions hereof, such shares shall be forfeited to the Corporation.

     (c) The Committee shall have authority, if it deems appropriate, to extend the Restricted Period with respect to any award of Restricted Stock if the recipient shall request the Committee to do so at any time prior to the 180th day preceding the date on which the Restricted Period is originally scheduled to lapse. In the event that the Restricted Period is so extended (the "Extended Restricted Period") until after the termination of the employment of the recipient by the Corporation or one of its subsidiaries, the restrictions on the Restricted Stock shall lapse in not more than twenty annual installments, commencing not later than the January 31 after the termination of employment (or such other date as the Committee from time to time shall determine), all as the Committee may determine. If the Restricted Period is so extended, such lapsing of restrictions thereafter may be accelerated so that all such restrictions shall lapse immediately or at such earlier time or in such less number of installments, in each case as the Committee may from time to time determine, but only with the prior written consent of the recipient. In the event of the death of the recipient during the Extended Restricted Period, all restrictions on the Restricted Stock shall immediately lapse and the legal representative(s) of the estate of the recipient shall be free to transfer, encumber or otherwise dispose of the Restricted Stock.

9. Transferability and Shareholder Rights of Holders of Performance Units and Options.

     No performance unit awarded and no option granted under the Plan shall be transferable otherwise than pursuant to Paragraph 6(k) or by will or by the laws of descent and distribution, and an option may be exercised, during the lifetime of the holder thereof, only by such holder. The holder of a performance unit award or of an option shall have none of the rights of a shareholder until (i) in the case of performance unit awards, the recipient has an interest therein in accordance with Paragraph 6(i), or (ii) in the case of options, the shares subject thereto shall have been registered in the name of the person or persons exercising such option on the transfer books of the Corporation upon such exercise.

10.  Adjustments upon Changes in Capitalization.

     Notwithstanding any other provisions of the Plan, the option grants may contain such provisions as the Committee may determine as appropriate for the adjustment of the number and class of shares subject to the options and the option prices of the options covered thereby, in the event of

                                    E-3-12
     changes in the outstanding Common Stock by reason of stock dividends, stock splits, recapitalizations, merger & consolidations, combinations, or exchanges of shares, split-ups, split-offs, spin-offs, liquidations or other similar changes in capitalization, or any distribution to common shareholders other than cash dividends, and, in the event of any such change in the outstanding Common Stock, the aggregate number and class of shares available under the Plan and the maximum number of shares as to which options may be granted and performance units awarded and the maximum number of shares of Restricted Stock which may be awarded shall be appropriately adjusted by the Committee.

11.  Amendment and Termination.

     Unless the Plan shall theretofore have been terminated as hereinafter provided, the Plan shall terminate on, and no awards of Performance Units or Restricted Stock or options shall be made after, December 31, 1987, and provided further that the said Plan termination shall have no effect on awards of Performance Units or Restricted Stock or options made prior thereto. The Plan may be terminated, modified or amended by the stockholders of the Corporation. The Board of Directors of the Corporation may also terminate the Plan, or modify or amend the Plan in such respects as it shall deem advisable in order to conform to any change in any law or regulation applicable thereto, or in other respects which shall not change (i) the total number of shares as to which options may be granted or which may be used in payment of performance unit awards under the Plan or which may be issued as Restricted Stock, (ii) the class of employees eligible to receive awards of performance units, Restricted Stock and options, (iii) the manner of determining the Unit Base Value and minimum option prices, (iv) the period during which awards of performance units or Restricted Stock may be made or options may be granted or exercised, (v) the minimum period of four years set forth in Paragraph 8(b), (vi) the provisions relating to the administration of the Plan by a Committee consisting of directors of the Corporation not eligible to participate in the Plan; provided further that, with respect to awards previously granted under the Plan, the Board of Directors shall not have the authority to modify or amend the provisions of the Plan prohibiting
     (i) the acceleration of payments under the Plan, or (ii) the modification of the interest rate to be credited under the Plan.

12.  Withholding

     In connection with the transfer of shares of Common Stock as a result of the exercise of a Non-Qualified Stock Option, the payment of performance units or the payment of a Restricted Stock Award, the Corporation shall have the right to retain or sell without notice, or to demand surrender of, shares of Common Stock in value sufficient to cover the amount of any Withholding Tax (that is, that portion of any Applicable Tax, as defined below, required by any governmental entity to be withheld or otherwise deducted and paid with respect to such reimburse itself for payment made) to the transfer), and to make payment (or to reimburse itself for payment made) to the appropriate taxing authority of an amount in cash equal to the amount of such Withholding Tax, remitting any balance to the employee. For purposes of this paragraph, the value of shares of Common Stock so retained or surrendered shall be the average of the high and low sales prices per share on the New York Stock Exchange on the date that the amount of the Withholding Tax is to be determined (the "Tax Date"), and the value of shares of Common Stock so sold shall be the actual net sale price per share (after deduction of commissions) received by the

                                    E-3-13

     Corporation.

     Notwithstanding the foregoing, the employee shall be entitled to satisfy the obligation to pay any Withholding Tax (or, if the employee is an officer of the Corporation within the meaning of Section 16 of the Securities Exchange Act of 1934 ("Section 16"), to satisfy the obligation to pay any tax to any governmental entity in respect of such transfer, including any Federal, state or local income tax up to an amount determined on the basis of the highest marginal tax rate applicable to such employee, Federal Insurance Contribution Act taxes or other governmental impost or levy (an "Applicable Tax")), in whole or in part, by providing the Corporation with funds sufficient to enable the Corporation to pay such Withholding Tax (or Applicable Tax) or by requiring the Corporation to retain or to accept upon delivery thereof by the employee shares of Common Stock sufficient in value (determined in accordance with the last sentence of the preceding paragraph) to cover the amount of such Withholding Tax (or Applicable Tax). Each election by an employee to have shares retained or to deliver shares for this purpose shall be subject to the following restrictions: (i) the election must be in writing and be made on or prior to the Tax Date; (ii) the election must be irrevocable; (iii) the election shall be subject to the disapproval of the Committee; (iv) if the employee is an officer of the Corporation within the meaning of Section 16, the election may not be made within six months of the grant of the related stock option or the award of the related performance units or Restricted Stock (except that this restriction shall not apply in the event the death or disability of the employee occurs within six months of such grant or award); and (v) if the employee is an officer of the Corporation within the meaning of Section 16, the election must be made at least six months prior to the Tax Date or in any ten-business day "window period" (beginning on the third business day following the date on which the Corporation releases for publication its annual or quarterly statements of sales and earnings and ending on the twelfth business days following the date of release thereof) prior to the Tax Date.

13.  Effectiveness of the Plan.

     The Plan shall become effective on the date of its adoption by the Board of Directors of the Corporation and performance unit and Restricted Stock awards may be made and options granted immediately thereafter, but no performance unit award may be paid or Restricted Stock issued or option exercised under the Plan unless and until the Plan shall have been approved by the vote of the holders of a majority of the outstanding shares of Common Stock at a meeting of the shareholders within twelve months after the date of adoption of the Plan by the Board of Directors. If such approval is not obtained within said period, the Plan and any awards made or options granted under the Plan shall be null and void. The Committee may in its discretion authorize the awarding of performance units and Restricted Stock and the granting of options, the payment, issuance of exercise of which, respectively, shall be expressly subject to the conditions that (i) the shares of Common Stock reserved for issue under the Plan shall have been duly listed, upon official notice of issuance, upon each stock exchange in the United States upon which the Common Stock is traded and (ii) a registration statement under the Securities Act of 1933 with respect to such shares shall have become effective.



                                    E-3-14

                     AMENDMENT TO THE SQUIBB CORPORATION            Exhibit 10c
           1986 OPTION, RESTRICTED STOCK AND PERFORMANCE UNIT PLAN


          The Squibb Corporation 1986 Option, Restricted Stock and Performance Unit Plan (the "Plan") is hereby amended effective July 1, 1993 by deleting
Section 12 in its entirety and inserting therefor the following:

12.  Withholding.
     -----------

     In connection with the transfer of shares of Common Stock, par value $.10 per share, of Bristol-Myers Squibb Company ("BMS Stock") to a Participant as the result of the exercise of Non-Qualified Stock Option, the payment of performance units or the payment of a Restricted Stock Award, the Corporation shall have the right to retain or sell without notice, or to demand surrender of, shares of BMS Stock in value sufficient to cover the amount of any Withholding Tax (that is, that portion of any Applicable Tax, as defined below, required by any governmental entity to be withheld or otherwise deducted and paid with respect to such transfer) or Applicable Tax, and to make payment (or to reimburse itself for payment made) to the appropriate taxing authority of an amount in cash equal to the amount of such Withholding Tax or Applicable Tax, remitting any balance to the Participant. For purposes of this paragraph, the value of shares of BMS Stock so retained or surrendered shall be the average of the high and low sales prices per share on the New York Stock Exchange on the date that the amount of the Withholding Tax is to be determined (the "Tax Date"), and the value of shares of BMS Stock so sold shall be the actual net sale price per share (after deduction of commissions) received by the Corporation.

     Notwithstanding the foregoing, the Participant shall be entitled to satisfy the obligation to pay any Withholding Tax (or, if the employee is an officer of the Corporation within the meaning of Section 16 of the Securities Exchange Act of 1934 (the "1934 Act"), to satisfy the obligation to pay any tax to any governmental entity in respect of such transfer, including any Federal, state or local income tax up to an amount determined on the basis of the highest marginal tax rate applicable to such Participant, Federal Insurance Contribution Act taxes or other governmental impost or levy (an "Applicable Tax")), in whole or in part, by providing the Corporation with funds sufficient to enable the Corporation to pay such Withholding Tax or Applicable Tax or by requiring the Corporation to retain or to accept upon delivery thereof by the Participant shares of Page Two of Amendment to Squibb Corp. 1986 Option, Restricted Stock and Performance United Plan.

     BMS Stock sufficient in value (determined in accordance with the last sentence of the preceding paragraph) to cover the amount of such Withholding Tax or Applicable Tax. Each election by a Participant to have shares retained or to deliver shares for this purpose shall be subject to the following restrictions: (i) the election must be in writing and be made on or prior to the Tax Date; (ii) the election must be irrevocable;
     (iii) the election shall be subject to the disapproval of the Committee;
     (iv) if the Participant is an officer of the Corporation within the meaning of Section 16 of the 1934 Act, the election may not be made within six months of the grant of the related option or the award of the related performance units or Restricted Stock (except that this restriction shall not apply in the event the death or disability of the Participant occurs

                                    E-4-1

                     AMENDMENT TO THE SQUIBB CORPORATION
           1986 OPTION, RESTRICTED STOCK AND PERFORMANCE UNIT PLAN


     within six months of such grant or award); and (v) if the Participant is an officer of the Corporation within the meaning of Section 16 of the 1934 Act, the election must be made at least six months prior to the Tax Date or in any ten-business day "window period" beginning on the third business day following the date on which the Corporation releases for publication its annual or quarterly statements of sales and earnings and ending on the twelfth business day following the date of release thereof) prior to the Tax Date."















































                                    E-4-2

                               AMENDMENT TO THE                     EXHIBIT 10d
                         BRISTOL-MYERS SQUIBB COMPANY
                          PERFORMANCE INCENTIVE PLAN
                         ----------------------------




     Effective January 1, 1994, the Bristol-Myers Squibb Company Performance Incentive Plan (the "Plan") is hereby amended as follows:

     1.Section 2 of the Plan shall be, and hereby is, amended in its entirety to provide as follows:

     "2. Regulations: The Compensation and Management Development Committee of the Board of Directors of the Company (hereinafter referred to as the "Committee" and the "Board", respectively) shall have the power to adopt rules and regulations (hereinafter referred to as "Regulations") not inconsistent with the provisions of the Plan for the administration thereof and to alter, amend or revoke any Regulations so adopted."

     2.Section 3 of the Plan shall be, and hereby is, amended in its entirety to provide as follows:

     "3. Administration: The Committee shall interpret and administer the Plan."

     3.Section 5 of the Plan shall be, and hereby is, amended in its entirety to provide as follows:

     "5. Participation: Participants in the Plan shall be such key executives of the Company and of its Subsidiaries as may be designated by the Executive Compensation Committee of Bristol-Myers Squibb Company to participate in the Plan with respect to each fiscal year."

     4.The final sentence of Section 7, paragraph (a), subparagraph (vi) shall be, and hereby is, deleted in its entirety.

     5.Section 7, paragraph (b) of the Plan shall be, and hereby is, amended in its entirety to provide as follows:

     "(b) At any time after the commencement of a fiscal year for which a Reserve is to be determined, but prior to the close thereof, the Committee may, in its discretion, eliminate or add Participants, or increase or decrease the Award of any Participant, except as otherwise provided in the Award of any Participant; but the Committee may not allot a Deferred Portion of an Award for any Participant so added, increase the ratio of the Deferred Portion to the Cash Portion of any Award, or change the allotment of any Deferred Portion from one Performance Incentive Fund to the other, and any increase in an Award shall be allotted only to the Cash Portion of such Award."

     6.Section 8, paragraph (a), subparagraph (i) of the Plan shall be, and hereby is, amended by adding the following to the end of the first sentence thereof:

                                    E-5-1

               ";provided, however, that an Award may provide that no payment shall be made to a Participant prior to certification in writing by the Committee that the performance goals or objectives have, in fact, been satisfied."























































                                    E-5-2

                          BENEFIT EQUALIZATION PLAN                 Exhibit 10e

                                      of

                         BRISTOL-MYERS SQUIBB COMPANY
                AND ITS SUBSIDIARY OR AFFILIATED CORPORATIONS
              PARTICIPATING IN THE BRISTOL-MYERS SQUIBB COMPANY
                          RETIREMENT INCOME PLAN OR
                 THE BRISTOL-MYERS SQUIBB PUERTO RICO, INC.
                            RETIREMENT INCOME PLAN


          (as amended and restated effective as of January 1, 1993,
          ---------------------------------------------------------
                      and as amended to October 1, 1993)
                      ----------------------------------

I.   Purpose of the Plan
     -------------------
     The purpose of this Plan is to provide benefits for certain employees participating in the Bristol-Myers Squibb Company Retirement Income Plan (the "Retirement Income Plan") or the Bristol-Myers Squibb Puerto Rico, Inc. Retirement Income Plan (the "Puerto Rico Plan") (referred to herein collectively as the "Retirement Plans") whose funded benefits under the Retirement Plans are or will be limited by application of the Employee Retirement Income Security Act of 1974, as amended ("ERISA") and the Internal Revenue Code of 1986, as amended (the "Code"). The Plan is intended to be an "excess benefit plan" as that term is defined in Section 3(36) of ERISA with respect to those participants whose benefits under the Retirement Plans have been limited by Section 415 of the Code, and a "top hat" plan meeting the requirements of Sections 201(2), 301(a)(3), 401(a)(1) and 4021(b)(6) of ERISA with respect to those participants whose benefits under the Retirement Plans have been limited by Section 401(a)(17) of the Code and with respect to certain employees covered by the Squibb Corporation Supplementary Pension Plan (the "Squibb Plan") on December 31, 1990. This Plan is a continuation and successor plan to the Benefit Equalization Plan of Bristol-Myers Company and Its Subsidiary and Affiliated Corporations Participating in the Bristol-Myers Company Retirement Income Plan and the Bristol-Myers Company Savings and Investment Program, as in effect on January 1, 1983 and as amended thereafter (the "Prior Plan"). All amounts accrued under Part IV of the Prior Plan continue to be accrued under this Plan.

     Effective as of January 1, 1991, the Plan assumed the liabilities for all benefits payable under the Squibb Plan with respect to all active and former employees (other than foreign employees) which had accrued as of December 31, 1990, with respect to benefits provided under the Squibb Plan other than benefits due to a Squibb employee's election to defer an annual incentive award or benefits payable to foreign employees of Squibb. Therefore, this Plan is a continuation and successor plan to the Squibb Plan with respect to all such benefits accrued thereunder prior to January 1, 1991 with respect to employees who participated in the Squibb Corporation Pension Plan. Employees who were participants in the Squibb Plan who accrue benefits under this Plan on or after January 1, 1991, shall be entitled to the benefits provided by this Plan with respect to all service covered under either the Retirement Income Plan or the Puerto Rico Plan.


                                    E-6-1

II.  Administration of the Plan
     --------------------------
     The Pension Committee (the "Committee") appointed by the Board of Directors of Bristol-Myers Squibb Company (the "Company") to administer the Retirement Plans shall also administer this Plan. The Committee shall have full authority to determine all questions arising in connection with the Plan, including its interpretation, may adopt procedural rules, and may employ and rely on such legal counsel, such actuaries, such accountants and such agents as it may deem advisable to assist in the administration of the Plan. Decisions of the Committee shall be conclusive and binding on all persons.

III. Participation in the Plan
     -------------------------
     Each member of the Retirement Income Plan or the Puerto Rico Plan who is employed by a corporation participating in either Retirement Plan (hereinafter referred to as a "participating employer" which term also includes the Company) shall be eligible to participate in this Plan whenever (a) his benefit under the applicable Retirement Plan, as from time to time in effect, would exceed the limitations on benefits and contributions imposed by Section 415 of the Code calculated from and after September 2, 1974, (b) amounts of his compensation would be excluded from his "Final Average Compensation" determined under the Retirement Plan by reason of the application of Section 401(a)(17) of the Code or (c) he participates in the Bristol-Myers Squibb Company Performance Incentive Plan (the "Performance Incentive Plan").

IV.  Equalization Benefits Related to the Retirement Plan
     ----------------------------------------------------
     A. Each participant in this Plan or his beneficiaries shall be entitled to receive under this Plan a supplemental pension benefit equal to the excess of (1) the benefit that would have been payable to such participant or his beneficiaries under the applicable Retirement Plan determined (a) without regard for any provision therein incorporating limitations imposed by Section 415 of the Code, and (b) by deeming as "compensation" for purposes of determining Final Average Compensation under such Retirement Plan amounts elected to be deferred under the Bristol-Myers Squibb Company Savings and Investment Program ("Savings and Investment Program") but which due to Section 415 limitations were, in accordance with the participant's election, credited to the Benefit Equalization Plan of Bristol-Myers Squibb Company and Its Subsidiary or Affiliated Corporations Participating in the Bristol-Myers Squibb Company Savings and Investment Program (the "Savings and Investment BEP"), over (2) the actual benefit payable to such participant or his beneficiaries under the applicable Retirement Plan.

     B. Each participant whose compensation under the applicable Retirement Plan is limited by Section 401(a)(17) of the Code or who participates in the Performance Incentive Plan shall be entitled to receive an additional supplemental pension benefit under this Plan equal to the amount, if any, by which the supplemental pension benefit determined under paragraph A of this Article IV would be greater if the hypothetical benefit calculated under clause (1) of such paragraph were determined (a) by disregarding, in addition to Section 415 limitations, any limitations on such participant's Final Average Compensation imposed by reason of Section 401(a)(17) of the Code, (b) by including in his "annual rate of compensation" for purposes of

                                    E-6-2
          determining Final Average Compensation under such Retirement Plan amounts elected to be deferred under the Savings and Investment Program but, due to Section 401(a)(17) limitations, were, in accordance with such participant's election, credited to the Savings and Investment BEP and (c) by recalculating his "annual rate of compensation" for each year used in determining Final Average Compensation under such Retirement Plan, by substituting for the cash award paid under the Performance Incentive Plan during such calendar year the cash award earned by such participant under the Performance Incentive Plan for such calendar year. For purposes of clause (c) of the preceding sentence, any performance incentive award for the calendar year in which the participant retires or otherwise terminates employment shall be assumed to be fully earned as though all performance goals and other conditions to full payment had been attained as of such retirement or termination date.

     C. The supplemental pension benefits determined under paragraphs A and B of this Article IV shall be calculated utilizing the same actuarial assumptions used to compute the participant's Retirement Plan benefit payments or such other assumptions as may be determined by the Committee from time to time and shall be payable to the participant (or his beneficiary) upon his election:

     (i) in the case of a participant who is a Member of the Retirement Income Plan who elects between October 1, 1993 and December 30, 1993, inclusive, to retire under Article 19 of the Retirement Income Plan, the supplemental pension benefits determined under paragraphs A and B of this Article IV shall be payable to the participant (or his beneficiary) in the same form as the participant's benefit under the Retirement Income Plan is payable (utilizing the same actuarial assumptions used to compute the participant's Retirement Income Plan benefit payments or such other assumptions as may be determined by the Committee from time to time), commencing within 60 days after the earlier of (a) his retirement entitling him to receive payments under the Retirement Income Plan, (b) his death, (c) his total disability as defined in the Retirement Income Plan, or (d) if the participant's employment terminates prior to the date he is entitled to receive payments under the Retirement Income Plan, the date he attains his Early Retirement Date under the Retirement Income Plan; or

     (ii) in the case of all other participants,

     (a) in either the lifetime benefit, 50% joint and survivor, 100% joint and survivor, or the Variable Retirement Income annuity forms of payment as provided under the applicable Retirement Plan, commencing within 60 days after the earlier of (1) his retirement entitling him to receive payments under the applicable Retirement Plan, (2) his death, (3) his total disability as defined in the applicable Retirement Plan, or (4) if the participant's employment terminates prior to the date he is entitled to receive payments under the applicable Retirement Plan, the date he attains his Early Retirement Date under such Retirement Plan. Such election shall be made, in writing, concurrent with the participant's benefit election under the applicable Retirement Plan and shall become irrevocable as of the retirement date; or

     (b) in a lump sum provided that one year prior to retirement, the participant irrevocably elects, in writing, to receive supplemental

                                    E-6-3
          pension benefits in such form, which payment shall be made within 60 days after his retirement entitling him to receive payments under the applicable Retirement Plan, except that, in the case of a participant who is eligible to retire under the applicable Retirement Plan who has an involuntary termination or unplanned retirement and who irrevocably elects, in writing, 90 days prior to retirement to receive supplemental pension benefits in such form, such payment shall be made on the first anniversary of his retirement.

     Any other provision of this Article IV to the contrary notwithstanding, if upon a participant's termination of employment or retirement the present value of the amount of the supplemental pension benefits determined under paragraphs A and B of this Article IV is not more than $3,500 (or if payments would be less than $50 per month), such benefit shall be paid in cash to the participant in a single sum at the time of such termination or retirement.

     Each participant's supplemental pension benefits under this Plan shall be paid by his participating employer. If the participant was employed by more than one such participating employer, the proportion to be paid by each such participating employer shall be in the ratio which the "Credited Service" (as defined in the applicable Retirement Plan) of the participant with a participating employer bears to the total "Credited Service" of such participant with all participating employers.

V.   Designation of Beneficiaries in the Event of Death
     --------------------------------------------------
     Upon the death of a participant prior to receipt of all or part of the amount on his account, the balance remaining on his account shall be paid as follows: If the participant has designated a joint annuitant or beneficiary under the applicable Retirement Plan, such person shall be deemed the joint annuitant or beneficiary for purposes of this Plan. If the participant has not designated a joint annuitant or beneficiary under such Retirement Plan, or if no such joint annuitant or beneficiary is living at the time of the participant's death, the amount in the participant's account that is distributable upon his death shall be distributed to the same person or persons who would otherwise be entitled to receive a distribution of the participant's Retirement Plan benefits. Payment to one or more of such persons shall completely discharge the Plan with respect to the amount so paid.

VI.  Miscellaneous
     -------------
     This Plan may be terminated at any time by the Board of Directors of the Company, in which event the rights of participants to their accrued supplemental pension benefits under this Plan shall become non-forfeitable. The Company or any participating employer may terminate this Plan with respect to its employees participating in the Retirement Plans, in which event the rights of participants to their accrued supplemental pension benefits under this Plan and payable by such terminating corporation shall become non-forfeitable.

     If the Plan is terminated, no distribution shall be made to a participant or beneficiary which is attributable to the termination during the 90 day period following such termination. Thereafter, providing the Company is not subject to an insolvency or bankruptcy proceeding, all amounts then accrued on behalf of a participant shall be distributed to him (or his beneficiary) within 60 days after the end of such 90-day period. If the

                                    E-6-4

     Company is subject to an insolvency or bankruptcy proceeding, distribution of such amounts shall be suspended subject to the pendency of such proceeding.

     No right to payment or any other interest under this Plan may be alienated, sold, transferred, pledged, assigned, or made subject to attachment, execution, or levy of any kind.

     Nothing in this Plan shall be construed as giving any employee the right to be retained in the employ of any participating employer. Each participating employer in the Plan expressly reserves the right to dismiss any employee at any time without regard to the effect which such dismissal might have upon him under the Plan.

     This Plan may be amended at any time by the Board of Directors of the Company, except that no such amendment shall deprive any participant of his supplemental pension benefit accrued at the time of such amendment. To the extent that a grantor trust is established by the Company, the Committee may from time to time reserve unto itself the right to vote any shares of equity securities held in a Pension Trust Fund or may permit such other committee, or Investment Manager or Managers as it may designate to exercise such responsibility.

     Benefits payable under this Plan shall not be funded and shall be made out of the general funds of the participating employers or any grantor trust established for this purpose. The participating employers shall not be required to segregate any contributions made by participants under this Plan. They shall become a part of the general funds of the participating employers.

     This Plan shall be construed, administered and enforced according to the substantive internal laws (and not the conflict of laws provisions) of the State of New York.

VII. Effective Date
     --------------
     This amended and restated Plan shall be effective as of January 1, 1993, for retirements or other terminations of employment on and after such date, upon its adoption by the Board of Directors of Bristol-Myers Squibb Company.



















                                    E-6-5

                               AMENDMENT TO THE                     EXHIBIT 10g
                              SQUIBB CORPORATION
                          SUPPLEMENTARY PENSION PLAN




     Effective January 1, 1992, the Squibb Corporation Supplementary Pension Plan is hereby amended as follows:

     1. All references in the Plan to the "Bristol-Myers Key International Pension Plan are hereby amended to "Bristol-Myers Squibb Company Key International Pension Plan".

     2. Section 1 of the Plan is hereby amended to add the following paragraph at the end thereof:

          "Effective as of January 1, 1992, all benefit liabilities accrued under the Squibb Universal Retirement Income Plan (the "Squibb Universal Plan") were assumed by and became payable under the Bristol-Myers Squibb Company Key International Pension Plan. For Plan Years beginning on and after January 1, 1992, all foreign employees as described in clause (ii) of Section 3 hereunder became eligible under the terms of the Bristol-Myers Squibb Company Key International Pension Plan. Accordingly all benefit accruals for such foreign employees under this Plan will cease as of December 31, 1991."

     3.Section 3 is amended to add the following paragraph at the end thereof:

          "Effective January 1, 1992, employees described in clause (ii) of this Section 3 shall no longer be covered by this Plan and benefits accrued as of December 31, 1991, for such employees shall be assumed by the Bristol-Myers Squibb Company Key International Pension Plan."























                                    E-7-1

                        AMENDMENT TO THE BRISTOL-MYERS              Exhibit 10h
                       SQUIBB COMPANY 1989 RESTRICTED
                               STOCK AWARD PLAN


          The Bristol-Myers Squibb Company Restricted Stock Award Plan (the "Plan") is hereby amended effective July 1, 1993 by deleting Section 8 in its entirety and inserting therefor the following:

8.   Taxes
     -----

     Each Participant shall, no later that the Tax Date (as defined below), pay to the Company, or make arrangements satisfactory to the Committee regarding payment of, any Withholding Tax (as defined below) with respect to an Award, and the Company and its subsidiaries shall, to the extent permitted by law, have the right to deduct such amount from any payment of any kind otherwise due to the Participant. The Company shall also have the right to retain or sell without notice, or to demand surrender of, shares of Common Stock in value sufficient to cover the amount of any Withholding Tax (that is, that portion of any Applicable Tax, as defined below, required by any governmental entity to be withheld or otherwise deducted and paid with respect to such Award), and to make payment (or to reimburse itself for payment made) to the appropriate taxing authority of an amount in cash equal to the amount of such Withholding Tax, remitting any balance to the Participant. For purposes of the paragraph, the value of shares of Common Stock so retained or surrendered shall be the average of the high and low sales prices per share on the New York Stock Exchange on the date that the amount of the Withholding Tax is to be determined (the "Tax Date"), and the value of shares of Common Stock so sold shall be the actual net sale price per share (after deduction of commissions) received by the Company.

     Notwithstanding the foregoing, the Participant shall be entitled to satisfy the obligation to pay any Withholding Tax or to satisfy the obligation to pay any tax to any governmental entity in respect of such Award, including any Federal, state or local income tax up to an amount determined on the basis of the highest marginal tax rate applicable to such Participant, Federal Insurance Contribution Act taxes or other governmental impost or levy (an "Applicable Tax"), in whole or in part, by providing the Company with funds sufficient to enable the Company to pay such Withholding Tax or Applicable Tax or by requiring the Company to retain or to accept upon delivery thereof by the Participant shares of Common Stock sufficient in value (determined in accordance with the last sentence of the preceding paragraph) to cover the amount of such Withholding Tax or Applicable Tax or in a Page Two of Amendment to Bristol-Myers Squibb Company 1989 Restricted Stock Award Plan. greater amount as deemed appropriate by the Company. Each election by a Participant to have shares retained or to deliver shares for this purpose shall be subject to the following restrictions: (i) the election must be in writing and be made on or prior to the Tax Date; (ii) the election must be irrevocable; (iii) the election shall be subject to the disapproval of the Committee; (iv) if the Participant is an officer of the Company within the meaning of Section 16 of the 1934 Act, the election may not be made within six months of the Award Date (except that this restriction shall not apply in the event the death or disability of the Participant occurs within six months of such Award Date); and (v) if the Participant is an officer of the Company within the meaning of Section 16 of the 1934 Act,

                                    E-8-1

                        AMENDMENT TO THE BRISTOL-MYERS
                       SQUIBB COMPANY 1989 RESTRICTED
                               STOCK AWARD PLAN


     the election must be made at least six months prior to the Tax Date or in any ten-business day "window period" (beginning on the third business day following the date on which the Company releases for publication its annual or quarterly statements of sales and earnings and ending on the twelfth business day following the date of release thereof) prior to the Tax Date."
















































                                    E-8-2

                                                                   EXHIBIT 11
                     BRISTOL-MYERS SQUIBB COMPANY
        Exhibit With Respect to Omission of Dilutive Elements
           In Primary and Fully Diluted Earnings Per Share


EFFECT OF EXERCISE OF STOCK OPTIONS AND WARRANTS ON PRIMARY EARNINGS PER SHARE:
- -------------------------------------------------------------------------------
                                                    1993            1992            1991
                                            ------------    ------------    ------------
(1)  Average market price of Common
     Stock during year                            $58.42          $69.79          $79.27

(2)  Number of shares under option
     and warrant at year-end for which
     exercise price is below (1)              11,978,432       8,632,047      14,034,715

(3)  Aggregate proceeds to be received
     upon exercise of shares in (2)         $600,689,306    $407,281,454    $751,575,832

(4)  Shares deemed repurchased under
     treasury stock method (3) divided
     by (1)                                   10,282,254       5,835,814       9,481,214

(5)  Additional shares deemed outstanding
     (2) - (4)                                 1,696,178       2,796,233       4,553,501

(6)  (5) as a percentage of number of
     shares used in computing earnings
     per share                                      .33%           .54%             .87%


In view of the above percentages, the effect of assumed exercise of stock options and warrants was considered not dilutive in accordance with Footnote 2 to paragraph 14 of APB Opinion #15.





















                                         E-9-1

                                                                     EXHIBIT 11
                         BRISTOL-MYERS SQUIBB COMPANY
            Exhibit With Respect to Omission of Dilutive Elements
               In Primary and Fully Diluted Earnings Per Share

EFFECT OF CONVERSION OF PREFERRED STOCK AND EXERCISE OF STOCK OPTIONS AND
- --------------------------------------------------------------------------
WARRANTS ON FULLY DILUTED EARNINGS PER SHARE:
- ---------------------------------------------

                                                     1993            1992              1991
                                           --------------   -------------    --------------
Restatement of Shares:

(1) Shares used in computing earnings per
    share                                     515,245,655     517,966,931       520,869,183
(2) Additional shares deemed outstanding:
    (a) Upon issuance pursuant to stock
        plans, options, rights and warrants
        after assumed repurchase of shares      2,442,546       2,929,858         5,566,205
    (b) Upon conversion of preferred stock
        outstanding at conversion rate of
        424/100 per common share                  109,384         120,912           131,355
                                           --------------   -------------    --------------
(3) Shares assumed to be outstanding for
    fully diluted computation                 517,797,585     521,017,701       526,566,743
                                           ==============   =============    ==============

Restatement of Earnings:

(4) Net earnings applicable to Common
    Stock:
    Earnings from Continuing Operations    $1,959,128,000   $1,537,853,000   $1,990,794,000
    Earnings Before Cumulative Effect of
    Accounting Change                       1,959,128,000    2,207,710,000    2,055,505,000
    Cumulative Effect of Accounting Change              -     (246,012,000)               -
                                           --------------   --------------   --------------
    Net Earnings                            1,959,128,000    1,961,698,000    2,055,505,000

(5) Dividends on Preferred Stock                   54,000           60,000           69,000
                                           --------------   --------------   --------------
(6) Pro forma earnings applicable to
    Common Stock                           $1,959,182,000   $1,961,758,000   $2,055,574,000
                                           ==============   ==============   ==============

(7) Pro forma fully diluted earnings per
    share:
    Earnings from Continuing Operations             $3.78            $2.95            $3.78
    Earnings Before Cumulative Effect of
    Accounting Change                                3.78             4.24             3.90
    Cumulative Effect of Accounting Change              -            (0.47)               -
                                           --------------   --------------   --------------
    Net Earnings                                    $3.78            $3.77            $3.90
                                           ==============   ==============   ==============


                                            E-9-2

                                                                    EXHIBIT 11
                        BRISTOL-MYERS SQUIBB COMPANY
           Exhibit With Respect to Omission of Dilutive Elements
              In Primary and Fully Diluted Earnings Per Share


EFFECT OF CONVERSION OF PREFERRED STOCK AND EXERCISE OF STOCK OPTIONS AND
- --------------------------------------------------------------------------
WARRANTS ON FULLY DILUTED EARNINGS PER SHARE:
- ---------------------------------------------

                                                     1993            1992              1991
                                           --------------   -------------    --------------

(8) Reported per share:
    Earnings from Continuing Operations             $3.80            $2.97            $3.82
    Earnings Before Cumulative Effect of
    Accounting Change                                3.80             4.26             3.95
    Cumulative Effect of Accounting Change              -            (0.47)               -
                                           --------------   --------------   --------------
    Net Earnings                                    $3.80            $3.79            $3.95
                                           ==============   ==============   ==============

(9) Dilution:
    Earnings from Continuing Operations              .53%             .67%            1.05%
    Earnings Before Cumulative Effect of
    Accounting Change                                .53%             .47%            1.27%
    Cumulative Effect of Accounting Change              -                -                -
    Net Earnings                                     .53%             .53%            1.27%


In view of the above percentages, the effect of assumed issuance pursuant to stock plans, options, rights and warrants and conversions of Preferred Stock was considered not dilutive in accordance with Footnote 2 to paragraph 14 of APB Opinion #15.























                                            E-9-3

                         BRISTOL-MYERS SQUIBB COMPANY               Exhibit 21
                         ----------------------------
                               SUBSIDIARY LIST
                               ---------------

Alive & Well, Inc. (Delaware)
A/S Carmen Curlers (Denmark)
Allard Laboratories, Inc. (Delaware)
Bristol-Myers Squibb (Thailand) Ltd. (Delaware)
Apothecon, Inc. (Delaware)
The B-M Group (Proprietary) Limited (Republic of South Africa)
Bristolabs (Proprietary) Ltd. (Republic of South Africa)
Blisa, Inc. (Delaware)
Bristol-Myers Limited (Thailand)
Bristol Laboratories International, S.A. (Delaware)
B.L. Pharmaceuticals (Proprietary) Limited
(Republic of South Africa)
Bristol Laboratories Products, Inc. (Panama)
Bristol-Myers Squibb S.A. (Colombia)
Bristol-Myers Squibb (Taiwan) Limited (Taiwan)
Bristol Pharmaceutical Information Center, S.A. (Panama)
Laboratorios Bristol del Ecuador, C.A. (Ecuador)
Bristol-Myers Ecuatoriana, S.A. (Ecuador)
Laboratorios Industriales Grove S.A. (Ecuador)
G.I.E. Centre de Recherche de Biologie Moleculaire (France)
Grove Limited (Thailand)
BMS French Holding Company (Delaware)
Boclaro Inc. (New York)
Bristol Caribbean, Inc. (Delaware)
Bristol Farmaceutica Portuguesa Lda. (Portugal)
Bristol Iran Private Company Limited (Iran)
Bristol (Iran) S.A. (Delaware)
Bristol Laboratories Corporation (Delaware)
Bristol Laboratories Inc. (New York)
Bristol Laboratories Medical Information Systems Inc. (Delaware)
Bristol-Myers Squibb Aktiebolag (Sweden)
Bristol Laboratorier Aktiebolag (Sweden)
Bristol-Myers (Bangladesh) Inc. (Delaware)
Bristol-Myers Barceloneta, Inc. (Delaware)
Bristol-Myers Company (Delaware)
Bristol-Myers de Colombia, S.A. (Delaware)
Bristol-Myers de Mexico, S.A. de C.V. (Mexico)
Bristol-Myers Foreign Sales Corporation (Virgin Islands)
Bristol-Myers Industrial (Dominicana), Inc. (Delaware)
Bristol-Myers International s.r.l. (Italy)
Bristol-Myers (Japan) Limited (Japan)
Bristol-Myers Lion Ltd. (Japan)
Bristol-Myers Middle East S.A.L. (Lebanon)
Bristol-Myers Nederland Inc. (Delaware)
Bristol-Myers (N.Z.) Limited (New Zealand)
Bristol-Myers Overseas Corporation (Delaware)
Bristol-Myers Pakistan (Pvt.) Limited (Pakistan)
Bristol-Myers (Private) Ltd. (Zimbabwe)
Bristol-Myers (Zaire) Ltd. (Delaware)
Bristol-Myers Squibb A.E.B.E. (Greece)
Bristol-Myers Squibb Asia/Pacific, Inc. (Delaware)
Bristol-Myers Squibb Belgium (Belgium)
Bristol-Myers Squibb Brasil, S.A. (Brazil)

                                    E-10-1

                         BRISTOL-MYERS SQUIBB COMPANY
                         ----------------------------
                               SUBSIDIARY LIST
                               ---------------

Bristol-Myers Squibb de Venezuela, S.A. (Venezuela)
Servicios Administrativos Bristol-Myers, S.A. (Venezuela) Bristol-Myers Squibb Canada Inc. (Canada)
Bristol-Myers Squibb Dominicana, S.A. (Delaware)
Bristol-Myers Squibb (Philippines) Inc.
Bristol-Myers Squibb Peruana, S.A. (Peru)
Bristol-Myers Squibb Service Ltd. (Bermuda)
Bristol-Myers Squibb Sp. z.o.o. (Poland)
Bristol-Myers Squibb (Scandinavia) Ltd. (Delaware) Bristol-Myers Squibb Global Properaties Ltd. (Delaware) Bristol-Myers Squibb Holdings B.V. (Netherlands)
Bristol-Myers Squibb B.V. (Netherlands)
Mead Johnson B.V. (Netherlands)
Zimmer B.V. (Netherlands)
Bristol-Myers Squibb (Hong Kong) Limited (Hong Kong) Bristol-Myers Squibb International Corporation (New York) Bristol-Myers Squibb K.K. (Japan)
Bristol-Myers Squibb (Malaysia) Sendirian Berhad (Malaysia) Bristol-Myers Squibb Products S. A. (Switzerland)
Bristol-Myers Squibb (Proprietary) Limited (South Africa) Bristol-Myers Squibb Puerto Rico, Inc. (Delaware)
Bristol-Myers Squibb (Singapore) Pte. Ltd. (Singapore) Bristol-Myers Squibb (West Indies) Ltd. (Delaware) Bristol-Myers Superannuation Limited (Australia)
Cancer Research, Inc. (Washington)
Oncogen limited Partnership (Washington)
Clairol de Mexico, S.A. de C.V. (Mexico)
Clairol (Japan) Limited (Japan)
Clairol Incorporated (Delaware)
Clairol Appliances, Inc. (Delaware)
Duart Industries, Ltd. (California)
Logics International, Inc. (Delaware)
Compania Bristol-Myers Squibb de Centro America (Delaware) Bristol-Myers Squibb de Costa Rica, S.A. (Costa Rica)
Compania Clairol de Argentina (Delaware)
Dalton Holdings Ltd. (Cayman Islands, B.W.I)
Grove Insurance Company Ltd. (Bermuda)
Intrafin S.A. (Switzerland)
Bristol-Myers Squibb (MEA) S.A. (Switzerland)
Linvatec Corporation (Florida)
Xomed-Treace, P.R., Inc. (Delaware)
Listo B.V. (Netherlands)
Listo International B.V. (Netherlands)
Listo Netherlands B.V. (Netherlands)
Orpex (France)
Listo Investment B.V. (Netherlands)
Mead Johnson & Company (doing business as) Bristol-Myers Squibb U.S.Pharmaceutical and Mead Johnson Nutritional Group (Delaware)
Mead Johnson de Mexico, S.A. de C.V. (Mexico)
Selecciones Mercantiles, S.A. de C.V. (Mexico)
Mead Johnson Ecuador, S.A. (Ecuador)
Mead Johnson (Guangzhou) Company  (China)

                                    E-10-2

                         BRISTOL-MYERS SQUIBB COMPANY
                         ----------------------------
                               SUBSIDIARY LIST
                               ---------------

Mead Johnson International, Ltd. (Canada)
Bristol-Myers Squibb Argentina S.A. (Argentina)
Mead Johnson Jamaica Ltd. (Delaware)
Mead Johnson Limited (England)
Mead Johnson (Manufacturing) Jamaica Limited (Jamaica)
Mead Johnson (Philippines) Inc. (Philippines)
Mead Johnson Pharmaceutical, Inc. (Philippines)
Mead Johnson Farmaceutica Limitada (Portugal)
Medical Engineering Corporation (Delaware)
MEC Subsidiary Corporation (Wisconsin)
Monarch Crown Corporation (Delaware)
Oldcorp Productions Inc. (Delaware)
Palopic Inc. (Delaware)
PPI Music Corp. (Delaware)
OY Bristol-Myers Squibb (Finland) AB (Finland)
Route 22 Real Estate Holding Corporation (Delaware)
Squibb Industria Farmaceutica, S.A. (Spain)
Bristol-Myers S.A. (Spain)
Convatec, S.A. (Spain)
Apothecon, S.A. (Spain)
Squibb Corporation (Delaware)
Bristol-Myers Squibb Caribbean Corporation (Delaware)
E.R. Squibb & Sons, Inc. (Delaware)
Bristol-Myers Oncology Therapeutic Network, Inc. (Delaware) Bristol-Myers Squibb GmbH (Germany)
Convatec G.m.b.H. (Germany)
Zimmer Chirurgie G.m.b.H. (Germany)
S&G Implants G.m.b.H. (Germany)
Agit Ges. Fur Informationssyskme und-Techniken mbH (Germany) Bristol-Myers G.m.b.H. (Germany)
Bristol-Myers GES. m.b.H. (Austria)
Bristol Arzneimittel G.m.b.H. (Germany)
Carboplant Spezialimplante G.m.b.H. (Germany)
Orthoplant Endoprothetik G.m.b.H. (Germany)
Bristol-Myers Squibb Ges.m.b.H. (Austria)
Bristol Salor Pharma G.m.b.H. (Germany)
Bristol-Myers Squibb Zentrum Fur Forschung und
Fortbildung im Gesundheitswesen G.m.b.H. (Germany) Elektrochemische Gesellschaft Hirschfelde mbH (Germany)
E.R. Squibb & Sons (N.Z.) Limited (New Zealand)
Princeton Pharmaceuticals Limited (New Zealand)
Laboratorio Farmaceutico Squibb, S.A. (Guatemala)
Salorpharma GmbH (Germany)
Squibb Pharma G.m.b.H. (Germany)
Squibb Von Heyden G.m.b.H. (Germany)
Unterstutzungrasse Bristol-Myers Squibb G.m.b.H.(Germany) Von Heyden Pharma G.m.b.H. (Germany)
Bristol-Myers Squibb Holdings Limited (England)
Bristol Laboratories Limited (England)
Bristol-Myers Company Limited (England)
Convatec Limited (England)
Kingsdown Medical Consultants Ltd. (England)
Bristol Pharmaceutical and Drug Company Limited (England)

                                    E-10-3

                         BRISTOL-MYERS SQUIBB COMPANY
                         ----------------------------
                               SUBSIDIARY LIST
                               ---------------

Clairol Limited (England)
E.R. Squibb & Sons Limited (England)
Bristol-Myers Squibb Pharmaceutical Ltd. (England)
Zimmer Europe Limited (England)
Zimmer Limited (England)
Bristol-Myers Squibb Pharmaceuticals Limited (Ireland) Bristol-Myers Squibb Pharmaceuticals Pty. Ltd. (Australia) Bristol-Myers Squibb S.A. (France)
Bristol-Myers Squibb SpA (Italy)
Bristol-Foundation (Italy)
Bristol Italiana (SUD), S.p.A. (Italy)
Clairol International, S.p.A. (Italy)
Laboratori Guieu S.p.A. (Italy)
Laboratories Guieu France S.a.r.l. (France)
MI.BE.MA. S.r.l. (Italy)
Mead Johnson S.p.A. (Italy)
Zimmer S.r.L. (Italy)
Convatec Sp z.o.o. (Poland)
Convatec Spol s.r.o. (Czechoslovokia)
EWI Corporation (Delaware)
E.R. Squibb & Sons, Inc. (New Jersey)
E.R. Squibb & Sons Inter-American Corporation (Delaware)
E.R. Squibb & Sons de Venezuela, C.A. (Venezuela)
G.I.E. Institut de Recherche Squibb (France)
Laboratoires Convatec S.A.R.L. (France)
Laboratorios Linson, S.A. Productos Farmaceuticos (Argentina) Societe Francaise de Complements Alimentaires S.A. (France) Squibb ApS (Denmark)
Squibb of Bangladesh Limited (Pakistan)
Squibb Europe Inc. (Delaware)
Squibb (Far East) Limited (Hong Kong)
Squibb Manufacturing, Inc. (Delaware)
Squibb Pacific Ltd. (Hong Kong)
Squibb Surgicare Limited (England)
Swords Laboratories Limited (Ireland)
Bristol-Myers Squibb International Company (Ireland)
Lawrence Laboratories Ltd. (Ireland)
Linson Investments Limited (Cayman Islands)
Bristol-Myers Squibb de Mexico S.A. de C.V. (Mexico)
F.A.I.R. Laboratories Limited (England)
Fray, S.A. (Dominican Republic)
Industrias Linson, S.A. (Ecuador)
P.T. Squibb Indonesia (Indonesia)
Squibb Development Limited (England)
Squibb Pakistan (Pvt.) Ltd. (Pakistan)
Squibb Middle East S.A. (Panama)
Squibb Farmaceutica Portuguesa Limitada (Portugal)
Heyden Farmaceutica Portuguesa Limitada (Portugal)
Squibb (Thailand) Limited (Thailand)
Squibb Overseas Investments, Inc. (Delaware)
Squibb Properties, Inc. (Delaware)
345 BM Corporation (Delaware)
Bristol-Myers Company Pty. Limited (Australia)

                                    E-10-4

                         BRISTOL-MYERS SQUIBB COMPANY
                         ----------------------------
                               SUBSIDIARY LIST
                               ---------------

Joy Corporation Limited (Australia)
Crisena Corporation Pty. Limited (Australia)
United Hairdressing Supplies (VIC.) Pty. Limited (Australia)
Joy Cosmetics Engineering Pty. Limited (Australia)
United Hairdressing Supplies (N.S.W.) Pty. Limited (Australia)
Bristol-Myers Squibb A.G. (Switzerland)
Grove Products (Far East) Limited (England)
Wallingford Research, Inc. (Delaware)
Westwood Products, S.A. (Switzerland)
Stamford Holdings, B.V. (Netherlands)
Westwood-Squibb Pharmaceuticals Inc. (Delaware)
Xomed Treace Inc. (Delaware)
Zimmer, Inc. (Delaware)
Snyder Laboratories, Inc. (Delaware)
Zimmer of Canada Limited (Canada)
Zimmer Australia Pty. Limited (Australia)
Zimmer Pte. Ltd. (Singapore)
Zimmer New Zealand Limited (New Zealand)
Zimmer Caribe, Inc. (Delaware)
Zimmer S.A. (France)
Osmat S.A. (France)
Delmed S.A. (France)
Zimmer S.A. (Spain)
Zimmer Korea Co., Ltd. (Korea)






























                                    E-10-5

                                                                Exhibit 23





                      CONSENT OF INDEPENDENT ACCOUNTANTS
                     -----------------------------------






   We hereby consent to the incorporation by reference in the Prospectuses constituting part of the Registration Statements on Form S-8 (Nos. 33-30856, 33-31055, 33-35586, 33-38411, 33-38587, 33-44788 and 33-52691), Post-Effective
Amendment No. 2 on Form S-8 (No. 33-30756-02) to Form S-4, Form S-3 (No. 33-33682) and Pre-Effective Amendment No. 1 on Form S-3 (No. 33-62496) of Bristol-Myers Squibb Company of our report dated January 20, 1994 appearing on page 50 of this Form 10-K.


/s/ Price Waterhouse
- --------------------


PRICE WATERHOUSE
New York, New York
March 28, 1994





























                                    E-11-1