Form 10-Q
period 1994-03-31
BRISTOL MYERS SQUIBB CO
filed 1994-05-16
CIK 14272

THIS CONFORMING PAPER FORMAT DOCUMENT IS BEING SUBMITTED
                  PURSUANT TO RULE 901(d) OF REGULATION S-T

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                  FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1994

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

                      Yes  [ X ]               No  [    ]


At March 31, 1994, there were 509,243,783 shares outstanding of the Registrant's $.10 par value Common Stock.

                         BRISTOL-MYERS SQUIBB COMPANY


                              INDEX TO FORM 10-Q


                                MARCH 31, 1994



                                                                       Page No.
                                                                       --------
Part I - Financial Information:

  Condensed Financial Statements (Unaudited):

    Consolidated Balance Sheet - March 31, 1994
      and December 31, 1993                                                2-3

    Consolidated Statement of Earnings for the three
      months ended March 31, 1994 and 1993                                   4

    Consolidated Statement of Cash Flows for the three
      months ended March 31, 1994 and 1993                                   5

    Management's Discussion and Analysis of Financial
      Condition and Results of Operations                                  6-9


Part II - Other Information                                              10-14

                         BRISTOL-MYERS SQUIBB COMPANY
                CONDENSED CONSOLIDATED BALANCE SHEET - ASSETS
           (Unaudited, in millions of dollars except share amounts)



                                                   March 31,       December 31,
                                                     1994              1993
                                                  ----------       ------------

Current Assets:

  Cash and cash equivalents                         $ 2,523            $ 2,421
  Time deposits and marketable securities               324                308
  Receivables                                         1,786              1,859

  Finished goods                                        726                741
  Work in process                                       240                239
  Raw and packaging materials                           419                342
                                                    -------            -------
  Inventories                                         1,385              1,322

  Prepaid expenses                                      711                660
                                                    -------            -------
    Total Current Assets                              6,729              6,570
                                                    -------            -------


Property, Plant and Equipment                         5,323              5,236

Less: Accumulated depreciation                        1,929              1,862
                                                    -------            -------
                                                      3,394              3,374
                                                    -------            -------


Insurance Recoverable                                 1,000              1,000

Other Assets                                          1,163              1,157
                                                    -------            -------


  Total Assets                                      $12,286            $12,101
                                                    =======            =======

                         BRISTOL-MYERS SQUIBB COMPANY
                   CONDENSED CONSOLIDATED BALANCE SHEET -
                     LIABILITIES AND STOCKHOLDERS' EQUITY
           (Unaudited, in millions of dollars except share amounts)



                                                   March 31,       December 31,
                                                     1994              1993
                                                  ----------       ------------
Current Liabilities:

  Short-term borrowings                             $   210            $   177
  Accounts payable                                      632                649
  Accrued expenses                                    1,496              1,550
  U.S. and foreign income taxes payable                 823                689
                                                    -------            -------
    Total Current Liabilities                         3,161              3,065


Product Liability                                     1,365              1,370

Other Liabilities                                     1,133              1,138

Long-Term Debt                                          628                588
                                                    -------            -------
    Total Liabilities                                 6,287              6,161
                                                    -------            -------
Stockholders' Equity:

  Preferred stock, $2 convertible series:
    Authorized 10 million shares; issued and
    outstanding 24,400 in 1994 and 25,798 in
    1993, liquidation value of $50 per share              -                  -

  Common stock, par value of $.10 per share:
    Authorized 1.5 billion shares; issued
    532,695,188 in 1994 and 532,688,458 in 1993          53                 53

  Capital in excess of par value of stock               347                353

  Cumulative translation adjustments                   (329)              (332)

  Retained earnings                                   7,450              7,243
                                                    -------            -------
                                                      7,521              7,317

  Less cost of treasury stock -
    23,451,405 common shares in 1994 and
    20,782,281 in 1993                                1,522              1,377
                                                    -------            -------
       Total Stockholders' Equity                     5,999              5,940
                                                    -------            -------

  Total Liabilities and Stockholders' Equity        $12,286            $12,101
                                                    =======            =======

                         BRISTOL-MYERS SQUIBB COMPANY
                 CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
         (Unaudited, in millions of dollars except per share amounts)





                                                        Three Months Ended
                                                             March 31,
                                                      ----------------------
                                                        1994          1993
                                                      --------      --------

Net Sales                                              $2,834         $2,755
                                                       ------         ------

Expenses:

   Cost of products sold                                  745            741
   Marketing, selling, administrative
     and other                                            685            660
   Advertising and product promotion                      315            317
   Research and development                               261            259
                                                       ------         ------
                                                        2,006          1,977
                                                       ------         ------
Earnings Before Income Taxes                              828            778

Provision for Income Taxes                                247            203
                                                       ------         ------

Net Earnings                                           $  581         $  575
                                                       ======         ======


Earnings per share of common stock                      $1.14          $1.11
                                                        =====          =====


Average common shares outstanding
  (in millions)                                           511            518
                                                          ===            ===


Dividends per share of common stock                      $.73           $.72
                                                         ====           ====

                         BRISTOL-MYERS SQUIBB COMPANY
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                     (Unaudited, in millions of dollars)




                                                           Three Months Ended
                                                                March 31,
                                                          --------------------
                                                            1994        1993
                                                          -------     --------
Cash Flows From Operating Activities:
  Net earnings                                             $  581      $  575
  Depreciation and amortization                                80          76
  Other operating items                                        15          10
  Receivables                                                  68          46
  Inventories                                                 (58)         40
  Prepaid expenses                                             (6)         (3)
  Accounts payable                                            (12)        (47)
  Accrued expenses                                            (46)       (103)
  Income taxes                                                117        (120)
  Other liabilities                                           (43)        (61)
                                                           ------      ------
    Net Cash Provided by Operating Activities                 696         413
                                                           ------      ------

Cash Flows From Investing Activities:
  Proceeds from sales of time deposits and
    marketable securities                                       -         566
  Purchases of time deposits and marketable securities        (16)       (875)
  Additions to fixed assets                                  (107)       (105)
  Other, net                                                   (8)        (44)
                                                           ------      ------
    Net Cash Used in Investing Activities                    (131)       (458)
                                                           ------      ------
Cash Flows From Financing Activities:
  Short-term borrowings                                        31         (65)
  Long-term debt                                               33          (1)
  Issuances of common stock under stock plans                  10          11
  Purchases of treasury stock                                (161)        (44)
  Dividends paid                                             (374)       (373)
                                                           ------      ------
    Net Cash Used in Financing Activities                    (461)       (472)
                                                           ------      ------

Effect of Exchange Rates on Cash                               (2)          2
                                                           ------      ------

Increase (Decrease) in Cash and Cash Equivalents              102        (515)
Cash and Cash Equivalents at Beginning of Period            2,421       2,137
                                                           ------      ------

Cash and Cash Equivalents at End of Period                 $2,523      $1,622
                                                           ======      ======

                         BRISTOL-MYERS SQUIBB COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              (in millions of dollars, except per share amounts)


Basis of Presentation
- - ----------------------

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal adjustments) necessary for a fair presentation of the financial position of Bristol-Myers Squibb Company (the "Company") at March 31, 1994 and December 31, 1993, the results of operations for the three months ended March 31, 1994 and 1993, and cash flows for the three months ended March 31, 1994 and 1993. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company's 1993 Annual Report to Stockholders.


First Quarter Results of Operations
- - -----------------------------------

Sales
- - -----

Worldwide sales for the first quarter of 1994 increased 3% over the prior year to $2,834. The consolidated sales growth resulted from a 2% increase due to volume, a 2% increase due to selling prices and a decrease of 1% due to the unfavorable effect of foreign currency translation. Domestic sales increased 3% and international sales increased 2% (5% excluding the unfavorable effect of foreign currency translation). Sales from businesses divested in 1993 reduced sales growth by 1% for the quarter. Worldwide sales for the first quarter of 1993 increased 4% compared to the first quarter of 1992.

Industry Segments
- - -----------------
                                       Net Sales              % Change
                                  ------------------     ------------------
                                  Three Months Ended     Three Months Ended
                                  ------------------     ------------------
                                  3/31/94    3/31/93     3/31/94    3/31/93
                                  -------    -------     -------    -------
Pharmaceutical Products           $1,675     $1,581          6%       10%
Medical Devices                      417        410          2% (a)    1%
Nonprescription Health Products      460        473         (3%)      (5%)
Toiletries and Beauty Aids           282        291         (3%)(a)   (4%)
                                  ------     ------
  Total Company                   $2,834     $2,755          3%        4%
                                  ======     ======

(a) Excluding the effect of businesses divested in the fourth quarter of 1993, sales of the medical devices and toiletries and beauty aids segments increased 5% and 2%, respectively.

                         BRISTOL-MYERS SQUIBB COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              (in millions of dollars, except per share amounts)


Sales of the pharmaceutical products segment, which is the largest segment at 59% of total company sales, increased 6% over the first quarter of 1993 to $1,675. Sales growth resulted from a 6% increase in volume, a 2% increase in selling prices and a 2% decrease due to the unfavorable effect of foreign currency translation. Domestic sales had strong growth increasing 11%. Excluding the unfavorable effect of foreign currency translation, international sales increased 4%. Sales of cardiovascular drugs, the largest product group in the segment, increased 13% to over $681. Sales of captopril, an angiotensin converting enzyme (ACE) inhibitor sold primarily under the trademark CAPOTEN* and the Company's largest selling product, increased 6% to $374. In February 1994, CAPOTEN* received approval for use in the treatment of diabetic nephropathy in patients with type I, insulin-dependent diabetes mellitus and retinopathy. Very strong increases in sales of PRAVACHOL*, the Company's cholesterol-lowering agent and MONOPRIL*, a second generation ACE inhibitor with once-a-day dosage, contributed to the growth of cardiovascular sales. These increases were partially offset by decreases in sales of CORGARD*, the patent for which expired in the U.S. in September 1993. Anti-infective drug sales were $366 compared to $392 in the prior year. Very strong increases in sales of CEFZIL*, an oral cephalosporin used in the treatment of respiratory infections, were more than offset by declines in sales of AMIKIN*, which is experiencing generic competition, DURICEF* and AZACTAM*. The Company continued to maintain its leadership position in cancer therapy as increased sales of anti-cancer drugs reflected very strong volume growth of TAXOL*, an anti-cancer agent for treatment of patients with ovarian cancer whose first-line or subsequent chemotherapy has failed. In April 1994, TAXOL* received approval for use in the treatment of breast cancer after failure of combination chemotherapy for metastatic disease or relapse within six months of adjuvant chemotherapy. This increase was partially offset by decreases in sales of VEPESID*, the patent for which expired in the U.S. in November 1993. Sales of central nervous system drugs increased due to the strong volume growth of BUSPAR*, the Company's novel anti-anxiety agent. Dermatological drug sales increased primarily due to the introductory sales of DOVONEX*, a vitamin D3 analogue for the treatment of moderate psoriasis. For the first quarter of 1993, sales of the pharmaceutical products segment increased 10% over the first quarter of 1992 primarily as a result of increases in sales of cardiovascular, anti-infective, anti-cancer and central nervous system drugs.

In the medical devices segment, sales increased 2% to $417. Excluding the effect of Edward Weck Incorporated, which was divested in the fourth quarter of 1993, sales increased 5%, reflecting a 3% increase due to selling prices and a 2% increase in volume. Sales of ostomy care products increased due to the growth of the ACTIVE LIFE/COLODRESS* and the SUR-FIT/COMBIHESIVE* product lines. Worldwide sales of prosthetic implants increased primarily due to the continued success of the Insall/Burstein II Modular Total Knee System, the MGII* Total Knee System and the CENTRALIGN* Precoat Hip Prosthesis. Several

* Indicates brand names of products which are registered trademarks owned by the Company.

                         BRISTOL-MYERS SQUIBB COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              (in millions of dollars, except per share amounts)


newly introduced products including the TRILOGY* Acetabular System, to reduce wear in total hip replacements, and COLLAGRAFT* Bone Graft Matrix, which is used to correct certain fractures and bone defects, continued to gain acceptance. In the Company's line of wound care products, sales increased reflecting strong volume growth of DUODERM*. In April, the Company completed the sale of Xomed-Treace, Inc., a manufacturer of specialty surgical products, to Merocel Corporation. For the first quarter of 1993, medical devices segment sales increased 1% over the first quarter of the prior year primarily on the sales strength of prosthetic implants and ostomy care products.

Sales of the nonprescription health products segment of $460 were 3% below prior year levels and reflect a 5% decrease in volume, a 1% decrease due to the unfavorable effect of foreign currency translation and a 3% increase in selling prices. ENFAMIL* infant formula sales increased with the addition of several new sole-source contracts in late 1993 under the federal government's Women, Infants and Children program. Sales of LACTOFREE*, a milk-based, lactose-free infant formula introduced in the U.S. in early 1993, continued to be strong, as were sales of SUSTAGEN*, the Company's line of consumer nutritional supplements marketed primarily outside the U.S. These increases were more than offset by decreased sales of analgesics, in part as a result of continued competitive pressures in the U.S., cough/cold remedies and Gerber Baby Formula. For the first quarter of 1993, the nonprescription health products segment sales were 5% below the first quarter of the prior year primarily as a result of decreases in sales of ENFAMIL* and PROSOBEE* infant formulas.

Sales of the toiletries and beauty aids segment decreased 3% from the prior year to $282. Excluding the effect of the appliance division of Clairol, which was divested in the fourth quarter of 1993, sales increased 2%, reflecting a 3% increase in selling prices and a 1% decrease in volume. Sales of the Company's haircoloring products increased primarily due to the strong volume growth of NICE 'N EASY*, ULTRESS*, LASTING COLOR BY LOVING CARE*, GLINTS* and BRIGHTS*. Skin care products sales increased with strong international volume growth of SEA BREEZE*. Increases in these products were more than offset by decreases in sales of anti-perspirant and hair care products. For the first quarter of 1993, sales of the toiletries and beauty aids segment decreased 4% from the prior year as increased sales of skin care products were more than offset by decreased sales of haircoloring, hair care and anti-perspirant products.

Cost of Products Sold and Operating Expenses
- - --------------------------------------------

Total costs and expenses for the quarters ended March 31, 1994 and 1993 as a percentage of sales were 70.8% and 71.8%, respectively. Cost of products sold decreased to 26.3% of sales from 26.9% in 1993, principally due to cost improvements and the divestiture of businesses with higher cost of products sold. As a percentage of sales, marketing, selling, administrative and other expenses were 24.2%, approximating prior year levels. Expenditures for advertising and promotion in support of new and existing products declined slightly to $315. Research and development expenses increased 1% to $261

                         BRISTOL-MYERS SQUIBB COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              (in millions of dollars, except per share amounts)

from $259 in 1993, and as a percentage of sales were 9.2% compared to 9.4%. Pharmaceutical research and development spending increased 1% over the prior year and as a percentage of pharmaceutical sales, was 13.4% compared to 14.1% in 1993.

Earnings
- - --------

Earnings before income taxes for the first quarter increased 6% to $828 from $778 in 1993 as pretax margins improved to 29.2% from 28.2% reflecting the Company's ongoing commitment to contain costs. The effective tax rate for the period increased to 29.8% from 26.1% in 1993 due to changes approved in the Omnibus Budget Reconciliation Act of 1993 which included curtailment of certain tax benefits from Puerto Rico operations. As a result, net earnings increased 1% to $581 from $575. Earnings per share increased 3% to $1.14 from $1.11 in 1993, in part the result of average common shares outstanding of 511 million in 1994 compared to 518 million in 1993.

Financial Position
- - ------------------

The balance sheet at March 31, 1994 and the statement of cash flows for the three months then ended reflect the Company's strong financial position.

The Company continues to maintain a high level of working capital, increasing to $3,568 at March 31, 1994 from $3,505 at December 31, 1993. Internally generated funds continue to be the Company's primary source for financing expenditures for new plant and equipment. Additions to fixed assets for the three months ended March 31, 1994 were $107 compared to $105 during the same period of 1993.

During the three months ended March 31, 1994, the Company repurchased 2,946,100 shares of its common stock.

Reference is made to Part II, Item 1 - Legal Proceedings in which developments are described for various lawsuits, claims and proceedings in which the Company is involved.

                         BRISTOL-MYERS SQUIBB COMPANY
                         PART II - OTHER INFORMATION
                         ---------------------------


Item 1.  Legal Proceedings
- - --------------------------

Various lawsuits, claims and proceedings of a nature considered normal to its business are pending against the Company and certain of its subsidiaries. The most significant of these are reported in the Company's Form 10-K for the fiscal year ended December 31, 1993 with material developments since that report described below.

Breast Implant Litigation
- - -------------------------

The number of plaintiffs who have commenced lawsuits against the Company its subsidiary, Medical Engineering Corporation ("MEC") and certain other subsidiaries in the actions filed in federal and state courts and in certain Canadian provincial courts by recipients of polyurethane covered breast implants and smooth walled breast implants is now approximately 13,000.

The court has preliminarily approved the settlement agreement entered into by the Company, other defendants and certain plaintiffs regarding all pending and future breast implant product liability claims brought in the United States against certain defendants, including the Company, MEC and certain other subsidiaries. The court fixed a deadline of June 17, 1994 for claimants to opt out of the settlement. A hearing is scheduled for August 18, 1994 with respect to final approval of the settlement. The court's final approval of the settlement would be subject to appeal.

Patent Proceedings
- - ------------------

The Court of Appeals for the Federal Circuit reversed the grant of summary judgment by the United States District Court for the Southern District of New York which had invalidated the Company's patent covering the anxiolytic use of buspirone (sold under the brand name BUSPAR*) and remanded the case for trial on the issue of patent infringement by Danbury Pharmacal, Inc.

In the action brought in 1991 by Zenith Laboratories, Inc. in the United States District Court for the District of New Jersey seeking a declaratory judgment that its cefadroxil product does not infringe the Company's patent for cefadroxil monohydrate, the Company has asked the Court of Appeals of the Federal Circuit either to reconsider its decision reversing the District Court's decision that the Company's patent would be infringed by the Zenith product or to remand the case to the District Court for further consideration. The Court of Appeals has not yet ruled on the Company's request.

                         BRISTOL-MYERS SQUIBB COMPANY
                         PART II - OTHER INFORMATION
                         ---------------------------


Infant Formula Matters
- - ----------------------

In March, April and May, 1994, six additional cases were filed in state courts (in Colorado, Illinois, Minnesota, South Dakota, Tennessee and West Virginia) by indirect purchasers of infant formula against the Company, one of its subsidiaries and Abbott Laboratories alleging that defendants conspired to fix, raise, maintain or stabilize prices of infant formula. The plaintiffs seek certification of statewide claims of purchasers in their respective states, damages and other relief. While it is not possible to determine the outcome of the foregoing and of other pending matters, the Company believes that the ultimate disposition of such matters will not have a material adverse effect on the Company's consolidated financial position.

Pharmaceutical Pricing Litigation
- - ---------------------------------

In April 1994 an action was filed in Alabama state court on behalf of purported classes of Alabama purchasers, consisting of retail pharmacies and consumers, respectively, of brand name prescription drugs against the Company along with several other pharmaceutical manufacturers and a pharmacy benefit management company involving substantially similar factual allegations as those made in the previously filed federal and state actions. Based on facts as known to the Company, it is the Company's belief that these actions are without merit and that the ultimate disposition of these cases will not have a material adverse effect on the Company's consolidated financial position.

                         BRISTOL-MYERS SQUIBB COMPANY
                         PART II - OTHER INFORMATION
                         ---------------------------


Item 4.  Submission of Matters to a Vote of Security Holders
- - ------------------------------------------------------------
The Annual Meeting of Stockholders was held on May 3, 1994 for the purpose of:

A.   election of directors;

B. ratification of the appointment of Price Waterhouse as independent accountants for the year 1994;

C. voting on a stockholder-proposed resolution to establish a one-year term of office for directors;

D. voting on a stockholder-proposed resolution relating to abortion contributions.

At the meeting, 430,943,602 shares of the Registrant's Common and $2 Convertible Preferred Stock were represented.

The following persons were elected to the Board of Directors of the Registrant at the meeting to serve until the 1997 Annual Meeting:

               Robert E. Allen
               Michael E. Autera
               John D. Macomber
               James D. Robinson III

Mr. Allen received 424,089,256 votes for election, votes were withheld on proxies for 6,854,346 shares and there were no broker non-votes. Mr. Autera received 423,966,314 votes for election, votes were withheld on proxies for 6,977,288 shares and there were no broker non-votes. Mr. Macomber received 423,319,729 votes for election, votes were withheld on proxies for 7,623,873 shares and there were no broker non-votes. Mr. Robinson received 423,770,386 votes for election, votes were withheld on proxies for 7,173,216 shares and there were no broker non-votes.

Louis V. Gerstner, Jr., Charles A. Heimbold, Jr. and Alexander Rich, M.D. continue as directors with terms expiring at the 1995 Annual Meeting. Ellen V. Futter, Richard L. Gelb, Andrew C. Sigler and Louis W. Sullivan, M.D., continue as directors with terms expiring at the 1996 Annual Meeting.

The appointment of Price Waterhouse was ratified by a vote of 425,767,797 shares in favor of the appointment, with 3,121,856 shares voting against, 2,053,793 shares abstaining and 156 broker non-votes.

                         BRISTOL-MYERS SQUIBB COMPANY
                         PART II - OTHER INFORMATION
                         ---------------------------


The stockholder-proposed resolution recommending that the Board of Directors take the necessary steps to reinstate the election of directors annually was defeated by a vote of 246,266,258 shares against the proposal, 91,818,175 shares voting for the proposal, 6,054,802 abstaining and 86,804,367 broker non-votes.

The stockholder-proposed resolution recommending that the corporation refrain from giving charitable contributions to organizations that perform abortions was defeated by a vote of 295,423,781 shares against the proposal, 19,393,024 shares voting for the proposal, 29,324,481 shares abstaining and 86,802,316 broker non-votes.


Item 6.  Exhibits and Reports on Form 8-K
- - -----------------------------------------

(a) Exhibits (listed by number corresponding to the Exhibit Table of Item 601 in Regulation S-K).

     NONE.

(b)  Reports on Form 8-K.

     The Registrant did not file any reports on Form 8-K during the quarter ended March 31, 1994.

                         BRISTOL-MYERS SQUIBB COMPANY



                                  SIGNATURES
                                  ----------


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                             BRISTOL-MYERS SQUIBB COMPANY
                                             ----------------------------
                                                     (Registrant)





Date          May 13, 1994                   /s/ Harrison M. Bains, Jr.
    -----------------------------            -----------------------------
                                                 Harrison M. Bains, Jr.
                                              Vice President and Treasurer






Date          May 13, 1994                   /s/  Frederick S. Schiff
    -----------------------------            -----------------------------
                                                  Frederick S. Schiff
                                             Vice President and Controller