Form 10-Q
period 1994-06-30
BRISTOL MYERS SQUIBB CO
filed 1994-08-15
CIK 14272

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                  FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1994

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

                      Yes  [ X ]               No  [    ]


At June 30, 1994, there were 504,757,695 shares outstanding of the Registrant's $.10 par value Common Stock.

                       BRISTOL-MYERS SQUIBB COMPANY


                            INDEX TO FORM 10-Q


                              JUNE 30, 1994



                                                                  Page No.
                                                                  --------
Part I - Financial Information:

  Condensed Consolidated Balance Sheet - June 30, 1994
    and December 31, 1993                                            2 - 3

  Condensed Consolidated Statement of Earnings for the three
    months and six months ended June 30, 1994 and 1993                   4

  Condensed Consolidated Statement of Cash Flows for the six
    months ended June 30, 1994 and 1993                                  5

  Management's Discussion and Analysis of Financial
    Condition and Results of Operations                             6 - 11


Part II - Other Information                                        12 - 14


Signatures                                                              15

                         BRISTOL-MYERS SQUIBB COMPANY
                CONDENSED CONSOLIDATED BALANCE SHEET - ASSETS
           (Unaudited, in millions of dollars except share amounts)



                                                June 30,      December 31,
                                                  1994            1993
                                               ----------     ------------

Current Assets:

  Cash and cash equivalents                       $ 2,200          $ 2,421
  Time deposits and marketable securities             450              308
  Receivables                                       1,847            1,859

  Finished goods                                      799              741
  Work in process                                     217              239
  Raw and packaging materials                         400              342
                                                  -------          -------
  Inventories                                       1,416            1,322

  Prepaid expenses                                    731              660
                                                  -------          -------
    Total Current Assets                            6,644            6,570
                                                  -------          -------


Property, Plant and Equipment                       5,445            5,236

Less: Accumulated depreciation                      1,996            1,862
                                                  -------          -------
                                                    3,449            3,374
                                                  -------          -------


Insurance Recoverable                                 974            1,000

Other Assets                                        1,149            1,157
                                                  -------          -------


  Total Assets                                    $12,216          $12,101
                                                  =======          =======

                         BRISTOL-MYERS SQUIBB COMPANY
                   CONDENSED CONSOLIDATED BALANCE SHEET -
                     LIABILITIES AND STOCKHOLDERS' EQUITY
           (Unaudited, in millions of dollars except share amounts)



                                                June 30,      December 31,
                                                  1994            1993
                                               ----------     ------------
Current Liabilities:

  Short-term borrowings                          $   221           $   177
  Accounts payable                                   619               649
  Accrued expenses                                 1,538             1,550
  U.S. and foreign income taxes payable              797               689
                                                 -------           -------
    Total Current Liabilities                      3,175             3,065


Product Liability                                  1,311             1,370

Other Liabilities                                  1,124             1,138

Long-Term Debt                                       636               588
                                                 -------           -------
    Total Liabilities                              6,246             6,161
                                                 -------           -------
Stockholders' Equity:

  Preferred stock, $2 convertible series:
    Authorized 10 million shares; issued and
    outstanding 23,443 in 1994 and 25,798 in
    1993, liquidation value of $50 per share           -                 -

  Common stock, par value of $.10 per share:
    Authorized 1.5 billion shares; issued
    532,702,368 in 1994 and 532,688,458 in 1993       53                53

  Capital in excess of par value of stock            344               353

  Cumulative translation adjustments                (285)             (332)

  Retained earnings                                7,621             7,243
                                                 -------           -------
                                                   7,733             7,317

  Less cost of treasury stock -
    27,944,673 common shares in 1994 and
    20,782,281 in 1993                             1,763             1,377
                                                 -------           -------
       Total Stockholders' Equity                  5,970             5,940
                                                 -------           -------

  Total Liabilities and Stockholders' Equity     $12,216           $12,101
                                                 =======           =======

                         BRISTOL-MYERS SQUIBB COMPANY
                 CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
         (Unaudited, in millions of dollars except per share amounts)




                                      Three Months Ended   Six Months Ended
                                          June 30,             June 30,
                                      ------------------   ----------------
                                       1994       1993      1994      1993
                                      ------     ------    ------    ------

Net Sales                             $2,970     $2,802    $5,804    $5,558
                                      ------     ------    ------    ------

Expenses:

  Cost of products sold                  742        717     1,486     1,458
  Marketing, selling, administrative
    and other                            846        769     1,532     1,430
  Advertising and product promotion      339        338       654       655
  Research and development               271        274       532       533
                                      ------     ------    ------    ------
                                       2,198      2,098     4,204     4,076
                                      ------     ------    ------    ------
Earnings Before Income Taxes             772        704     1,600     1,482

Provision for Income Taxes               230        183       477       387
                                      ------     ------    ------    ------

Net Earnings                          $  542     $  521    $1,123    $1,095
                                      ======     ======    ======    ======


Earnings per share of common stock    $ 1.07     $ 1.01     $2.21     $2.12
                                      ======     ======     =====     =====


Average common shares outstanding
 (in millions)                           507        517       509       517
                                         ===        ===       ===       ===


Dividends per share of common stock     $.73       $.72     $1.46     $1.44
                                        ====       ====     =====     =====

                         BRISTOL-MYERS SQUIBB COMPANY
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                     (Unaudited, in millions of dollars)




                                                            Six Months Ended
                                                                June 30,
                                                          --------------------
                                                            1994        1993
                                                          -------     --------
Cash Flows From Operating Activities:
  Net earnings                                             $1,123      $1,095
  Depreciation and amortization                               160         154
  Other operating items                                        (6)          8
  Receivables                                                   2         115
  Inventories                                                 (84)         16
  Prepaid expenses                                            (23)          -
  Accounts payable                                            (21)        (28)
  Accrued expenses                                            (15)        (67)
  Income taxes                                                101        (113)
  Other liabilities                                           (75)       (171)
                                                           ------      ------
    Net Cash Provided by Operating Activities               1,162       1,009
                                                           ------      ------

Cash Flows From Investing Activities:
  Proceeds from sales of time deposits and
    marketable securities                                      24         874
  Purchases of time deposits and marketable securities       (167)       (992)
  Additions to fixed assets                                  (239)       (228)
  Proceeds from sale of business                               83           -
  Other, net                                                  (12)        (43)
                                                           ------      ------
    Net Cash Used in Investing Activities                    (311)       (389)
                                                           ------      ------
Cash Flows From Financing Activities:
  Short-term borrowings                                        40        (127)
  Long-term debt                                               37         407
  Issuances of common stock under stock plans                  14          18
  Purchases of treasury stock                                (409)       (151)
  Dividends paid                                             (745)       (744)
                                                           ------      ------
    Net Cash Used in Financing Activities                  (1,063)       (597)
                                                           ------      ------

Effect of Exchange Rates on Cash                               (9)         (5)
                                                           ------      ------

(Decrease)/Increase in Cash and Cash Equivalents             (221)         18
Cash and Cash Equivalents at Beginning of Period            2,421       2,137
                                                           ------      ------

Cash and Cash Equivalents at End of Period                 $2,200      $2,155
                                                           ======      ======

                       BRISTOL-MYERS SQUIBB COMPANY
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (in millions of dollars, except per share amounts)



Basis of Presentation
- - ---------------------
In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal adjustments) necessary for a fair presentation of the financial position of Bristol-Myers Squibb Company (the "Company") at June 30, 1994 and December 31, 1993, the results of operations for the three and six months ended June 30, 1994 and 1993, and cash flows for the six months ended June 30, 1994 and 1993. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company's 1993 Annual Report to Stockholders.

Second Quarter Results of Operations
- - ------------------------------------
Sales
- - -----
Worldwide sales for the second quarter of 1994 increased 6% over the prior year to $2,970. The consolidated sales growth resulted from a 6% increase due to volume, a 1% increase due to selling prices and a decrease of 1% due to the unfavorable effect of foreign currency translation. Domestic sales increased 11%, while international sales remained at prior year levels (an increase of 3% excluding the unfavorable effect of foreign currency translation). Sales from businesses divested in 1993 and early 1994 further reduced reported sales growth by 2% for the quarter. Worldwide sales for the second quarter of 1993 increased 2% compared to the second quarter of 1992 reflecting a 2% increase due to selling prices, a 1% increase due to volume and a decrease of 1% due to the unfavorable effect of foreign currency translation.

Industry Segments
- - -----------------
                                       Net Sales              % Change
                                  ------------------     ------------------
                                  Three Months Ended     Three Months Ended
                                  ------------------     ------------------
                                  6/30/94    6/30/93     6/30/94    6/30/93
                                  -------    -------     -------    -------
Pharmaceutical Products            $1,756     $1,562         12%        (1%)
Medical Devices                       413        427         (3%)(a)     4%
Nonprescription Health Products       473        474           -        10%
Toiletries and Beauty Aids            328        339         (3%)(a)     7%
                                   ------     ------
  Total Company                    $2,970     $2,802          6%         2%
                                   ======     ======

(a) Excluding the effect of businesses divested in the fourth quarter of 1993 and early 1994, sales of medical devices increased 4%, and sales of toiletries and beauty aids increased 1%.

Sales of the pharmaceutical products segment, which is the largest segment at 59% of total company sales, increased 12% over the second quarter of 1993 to $1,756. Sales growth resulted from a 14% increase due to volume, offset by a 2% decrease due to the unfavorable effect of foreign currency translation. Changes in selling prices had no effect on sales growth for the quarter. Domestic sales were particularly strong, increasing 25%. Excluding the unfavorable effect of foreign currency translation, international sales increased 3%. Sales of cardiovascular drugs, the largest product group in the segment, increased 13% to $694. Captopril, an angiotensin converting enzyme (ACE) inhibitor sold primarily under the trademark CAPOTEN*, is the Company's largest selling product. Sales of captopril increased 7% to $381 benefitting from new indications for the treatment of diabetic nephropathy and left ventricular dysfunction.
Strong increases in sales of PRAVACHOL*, the Company's newer cholesterol-lowering agent, and MONOPRIL*, a second generation ACE inhibitor with once-a-day dosage, also contributed to the growth of cardiovascular drug sales. These increases were partially offset by decreases in sales of CORGARD*, the patent for which expired in the U.S. in September 1993. Anti-infective drug sales were $360 compared to $368 in the prior year. Strong increases in sales of CEFZIL*, an oral cephalosporin used in the treatment of respiratory infections, were more than offset by declines in sales of the Company's broad spectrum penicillins, AZACTAM*, VIDEX* and in AMIKIN*, which is experiencing generic competition. In June 1994, ZERIT*, a new antiretroviral agent to treat persons with advanced HIV disease, received marketing approval by the U.S. Food and Drug Administration. The Company's line of anti-cancer agents was the fastest growing product group in the segment, strengthening the Company's leadership position in cancer therapy. Sales of TAXOL* were very strong. In April 1994, TAXOL* received approval for use in the treatment of breast cancer after failure of combination chemotherapy for metastatic disease or relapse within six months of adjuvant chemotherapy; in late 1992, TAXOL* was initially approved for treatment of patients with ovarian cancer whose first-line or subsequent chemotherapy has failed. Sales of PLATINOL* and PARAPLATIN* also showed strong domestic growth. These increases were partially offset by decreases in sales of VEPESID*, the patent for which expired in the U.S. in November 1993. Sales of central nervous system drugs increased due to strong volume growth of BUSPAR*, the Company's novel anti-anxiety agent, and STADOL NS*, a prescription nasal spray analgesic. Dermatological drug sales increased due to the introductory sales of DOVONEX*, a vitamin D3 analogue for the treatment of moderate psoriasis. During the second quarter of 1994, the Company acquired an equity stake in one of Germany's major generic pharmaceutical companies, Azupharma GmbH, a subsidiary of GEHE AG, Europe's largest pharmaceutical wholesaler. The Company signed a definitive agreement effective July 31, 1994 to sell Squibb Diagnostics, its diagnostic contrast media and radiopharmaceuticals businesses, to Bracco S.p.A. The Company will continue manufacturing certain diagnostic products, including PROHANCE* and ISOVUE*, and nuclear medicine products. The Company also will act as Bracco's distributor in Canada. For the second quarter of 1993, sales of the pharmaceutical products segment were 1% below prior year levels as increases in sales of anti-infective, anti-cancer and central nervous system drugs were more than offset by decreases in sales of cardiovascular drugs.


* Indicates brand names of products which are registered trademarks owned by the Company.

In the medical devices segment, sales decreased 3% to $413. Excluding the sales of Edward Weck Incorporated, which was divested in the fourth quarter of 1993, and Xomed-Treace, Inc., which was divested in April 1994, sales increased 4%, reflecting a 3% increase due to volume, a 2% increase due to selling prices and a 1% decrease due to the unfavorable effect of foreign currency translation. Sales of ostomy care products increased due to the growth of the ACTIVE LIFE/COLODRESS* and the SUR-FIT/COMBIHESIVE* product lines. Worldwide sales of prosthetic implants increased primarily due to growth overseas and the continued success in the U.S. of the Insall/Burstein II Modular Total Knee System, the MGII* Total Knee System and the CENTRALIGN* Precoat Hip Prosthesis. In the Company's line of wound care products, sales increased reflecting strong volume growth of DUODERM* products. For the second quarter of 1993, medical devices segment sales increased 4% over the second quarter of the prior year primarily due to growth of prosthetic implants, ostomy and wound care products.

Sales of the nonprescription health products segment of $473 remained at prior year levels as a 3% increase due to selling prices was offset by a 3% decrease due to volume. Sales of infant formulas were above prior year levels as increases in LACTOFREE*, a milk-based, lactose-free infant formula, and ENFAPRO*, a follow-on formula for older babies, more than offset decreases in other brands. Sales of analgesics increased due to worldwide growth of EXCEDRIN* and strong sales of BUFFERIN* in Japan. In July 1994, the Company proposed to acquire the remaining shares of the UPSA Group, a world leader in effervescence technology, specializing in medications for the treatment of pain. The Company has held a significant minority stake in the French research-based company since 1990. For the second quarter of 1993, nonprescription health products segment sales increased 10% over the second quarter of the prior year primarily as a result of increases in sales of ENFAMIL* and PROSOBEE* infant formulas.

Sales of the toiletries and beauty aids segment decreased 3% from the prior year to $328. Excluding the sales of the beauty appliance division of Clairol, which was divested in the fourth quarter of 1993, sales increased 1% reflecting a 4% increase due to selling prices, a 2% decrease due to the unfavorable effect of foreign currency translation and a 1% decrease due to volume. Sales of the Company's haircoloring products increased primarily due to growth of NICE 'N EASY* and LASTING COLOR BY LOVING CARE* in the U.S. Increases in these products were partially offset by decreases in sales of BAN* deodorants and anti-perspirants primarily due to increased competition in the U.S. In August 1994, the Company acquired Matrix Essentials, Inc., a leading manufacturer of professional hair care and beauty products sold exclusively in beauty salons. For the second quarter of 1993, sales of the toiletries and beauty aids segment increased 7% over the second quarter of the prior year primarily due to growth of haircloring and skin care products.

Cost of Products Sold and Operating Expenses
- - --------------------------------------------
Total costs and expenses for the quarters ended June 30, 1994 and 1993 as a percentage of sales were 74.0% and 74.9%, respectively. Cost of products sold decreased to 25.0% of sales from 25.6% in 1993, principally due to favorable product mix and the divestiture of businesses with higher cost of products sold. As a percentage of sales, marketing, selling, administrative and other expenses increased to 28.5% compared to 27.4% in 1993. Marketing, selling, administrative and other expenses in the second quarter of 1994 increased as a percentage of sales compared to the first quarter of 1994 reflecting a similar trend in the timing of expenses as experienced in prior years.
Expenditures for advertising and promotion in support of new and existing products were $339, approximately at prior year levels. Research and development expenses were $271 compared to $274 in 1993, and as a percentage of sales were 9.1% compared to 9.8% in 1993. Pharmaceutical research and development spending decreased slightly from prior year levels and, as a percentage of pharmaceutical sales, was 13.4% compared to 15.3% in 1993.

Earnings
- - --------
Earnings before income taxes for the second quarter increased 10% to $772 from $704 in 1993, as pretax margins improved to 26.0% from 25.1% reflecting the Company's ongoing commitment to contain costs. The effective tax rate for the period increased to 29.8% from 26.1% in 1993 due to changes approved in the Omnibus Budget Reconciliation Act of 1993 which included curtailment of certain tax benefits from Puerto Rico operations. As a result, net earnings increased 4% to $542 from $521. Earnings per share increased 6% to $1.07 from $1.01 in 1993, in part the result of average common shares outstanding of 507 million in 1994 compared to 517 million in 1993.

Year-to-Date Results of Operations
- - ----------------------------------
Sales
- - -----
Worldwide sales for the first six months of 1994 increased 4% over the prior year to $5,804. The consolidated sales growth resulted from a 4% increase due to volume, a 2% increase due to selling prices, offset by a 2% decrease due to the unfavorable effect of foreign currency translation. Domestic sales increased 7%, and international sales increased 1% (4% excluding the unfavorable effect of foreign currency translation). Sales from businesses divested in 1993 and early 1994 further reduced reported sales growth by 2%. Worldwide sales for the first six months of 1993 increased 3% compared to the prior year, reflecting a 2% increase due to volume, a 2% increase due to selling prices, offset in part by a 1% decrease due to the unfavorable effect of foreign currency translation.

Industry Segments
- - -----------------
                                      Net Sales             % Change
                                 ------------------    ------------------
                                  Six Months Ended      Six Months Ended
                                 ------------------    ------------------
                                 6/30/94    6/30/93    6/30/94    6/30/93
                                 -------    -------    -------    -------
Pharmaceutical Products           $3,432     $3,142        9%          4%
Medical Devices                      830        838       (1%)(a)      3%
Nonprescription Health Products      933        948       (2%)         2%
Toiletries and Beauty Aids           609        630       (3%)(a)      2%
                                  ------     ------
  Total Company                   $5,804     $5,558        4%          3%
                                  ======     ======

(a) Excluding the effect of businesses divested in the fourth quarter of 1993 and early 1994, sales of medical devices increased 5%, and sales of toiletries and beauty aids increased 2%.
                                  - 9 -

Sales of the pharmaceutical products segment increased 9% to $3,432, reflecting a 10% increase due to volume, a 1% increase due to selling prices and a 2% decrease due to the unfavorable effect of foreign currency translation. Domestic sales were particularly strong, increasing 18%. Excluding the unfavorable effect of foreign currency translation, international sales increased 3%. Cardiovascular drug sales of $1,375 were 13% above prior year levels. Sales of CAPOTEN* increased 6% to $755 despite increasing competition in the ACE inhibitor market. PRAVACHOL* and MONOPRIL* also reported strong worldwide increases. Sales of anti-infectives decreased as strong growth of CEFZIL* was more than offset by declines in broad spectrum penicillins, AZACTAM*, VIDEX* and AMIKIN*. Increases in sales of anti-cancer drugs were very strong, primarily due to the continued growth of TAXOL*. Sales of the Company's central nervous system drugs increased, reflecting strong growth of BUSPAR* and STADOL NS*. For the first six months of 1993, sales of the pharmaceutical products segment increased 4% over the first six months of the prior year primarily as a result of increases in sales of anti-cancer and central nervous system drugs.

Sales of the medical devices segment decreased 1% to $830. Excluding the sales of divested businesses, sales increased 5% with a 3% increase due to volume and a 2% increase due to selling prices. Increases in sales of the SUR-FIT/COMBIHESIVE* and the ACTIVE LIFE/COLODRESS* product lines led to the increase in sales of ostomy care products. Worldwide sales of prosthetic implants increased due to growth overseas and continued success in the U.S. of the Insall/Burstein II Modular Total Knee System, the MG II* Total Knee System and the CENTRALIGN* Precoat Hip Prosthesis. Increased sales of wound care products resulted from the success of the DUODERM* product line. For the first six months of 1993, medical devices segment sales increased 3% over the first six months of the prior year primarily as a result of sales growth in prosthetic implants, ostomy and wound care products.

In the nonprescription health products segment, sales decreased 2% to $933, reflecting a 4% decrease due to volume, a 1% decrease due to the unfavorable effect of foreign currency translation, offset in part by a 3% increase due to selling prices. Sales of infant formulas increased primarily due to LACTOFREE*, ENFAMIL* and ENFAPRO*. These increases were more than offset by decreases in sales of analgesics and cough/cold remedies, which were adversely affected by increased competition in the U.S. For the first six months of 1993, nonprescription health products segment sales increased 2% over the first six months of the prior year primarily due to increased sales of infant formulas, adult nutritional products and cough/cold remedies.

Sales of the toiletries and beauty aids segment decreased 3% to $609. Excluding the sales of the Clairol beauty appliance business, sales increased 2% above prior year levels reflecting a 4% increase due to selling prices, a 1% decrease due to volume and a 1% decrease due to the unfavorable effect of foreign currency translation. Sales growth of the Company's haircoloring products was led by NICE 'N EASY*, LASTING COLOR BY LOVING CARE* and ULTRESS*. Increases in sales of skin care products primarily resulted from the introduction of several new products in the SEA BREEZE* line in the U.S. These increases were offset in part by decreased sales of BAN* anti-perspirants and deodorants, particularly as a result of increased competition in the U.S. For the first six months of 1993, sales of the toiletries and beauty aids segment increased 2% over the first six months of the prior year primarily due to increases in sales of haircoloring and skin care products.

Cost of Products Sold and Operating Expenses
- - --------------------------------------------
Total costs and expenses for the six months ended June 30, 1994 as a percentage of sales decreased to 72.4% from 73.3% for the same period of 1993. Cost of products sold decreased to 25.6% of sales from 26.2% in 1993 primarily as a result of favorable product mix and the divestiture of businesses with higher cost of sales. Marketing, selling, administrative and other expenses, as a percentage of sales, were 26.4% compared to 25.7% in 1993. Expenditures for advertising and promotion in support of new and existing products were $654, which approximates prior year levels. Research and development expenses remained almost constant with the prior year at $532, and as a percentage of sales were 9.2% in 1994 and 9.6% in 1993. Pharmaceutical research and development spending was approximately at prior year levels and as a percentage of pharmaceutical sales was 13.4% as compared to 14.7% in 1993.

Earnings
- - --------
Earnings before income taxes for the first six months increased 8% to $1,600 from $1,482 in 1993, and pretax margins increased to 27.6% from 26.7%. The effective tax rate for the period increased to 29.8% compared to 26.1% in 1993 due to changes approved in the Omnibus Budget Reconciliation Act of 1993. As a result, net earnings increased 3% to $1,123 from $1,095 and earnings per share increased 4% to $2.21 from $2.12 in 1993.

Financial Position
- - ------------------
The balance sheet at June 30, 1994 and the statement of cash flows for the six months then ended reflect the Company's strong financial position.

The Company continues to maintain a high level of working capital totaling $3,469 at June 30, 1994. Internally generated funds continue to be the Company's primary source for financing expenditures for new plant and equipment. Additions to fixed assets for the six months ended June 30, 1994 were $239 compared to $228 during the same period of 1993.

During the six months ended June 30, 1994, the Company repurchased 7,547,100 shares of its common stock at a total cost of $409.

Reference is made to Part II, Item 1 - Legal Proceedings in which developments are described for various lawsuits, claims and proceedings in which the Company is involved.

                       BRISTOL-MYERS SQUIBB COMPANY
                       PART II - OTHER INFORMATION
                       ---------------------------


Item 1.  Legal Proceedings
- - --------------------------

Various lawsuits, claims and proceedings of a nature considered normal to its business are pending against the Company and certain of its subsidiaries. The most significant of these are reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, and material developments in such matters are described below. Reference is also made to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994.

Breast Implant Litigation
- - -------------------------

The number of plaintiffs who have commenced lawsuits against the Company, its subsidiary, Medical Engineering Corporation ("MEC"), and certain other subsidiaries in the actions filed in federal and state courts and in certain Canadian provincial courts by recipients of polyurethane covered breast implants and smooth walled breast implants is now approximately 15,000.

The court has preliminarily approved the settlement agreement entered into by the Company, other defendants and certain plaintiffs regarding all pending and future breast implant product liability claims brought in the United States against certain defendants, including the Company, MEC and certain other subsidiaries. The court fixed a deadline of June 17, 1994 for claimants to opt out of the settlement and extended the deadline to June 30 for certain claimants. A hearing will be held August 18, 1994 with respect to final approval of the settlement. Any such final approval will be subject to appeal.

The court has stated that as of August 3, 1994, approximately 14,400 women had elected to opt out of the settlement entered into by the Company and other defendants. Of these, approximately 7,800 are United States residents, of whom approximately 5,000 reside in Texas, and approximately 6,600 are non-residents of the United States. The court is permitting women who have elected to opt out to opt back into the settlement.

The Company has received preliminary and incomplete information concerning the number of claimants against it and certain subsidiaries who have elected to opt out of the settlement. The Company believes that when the total number of such claimants who have opted out is known and their claims are analyzed, an additional charge to earnings may be required which could have a material effect on the Company's operating results for the year, but not on the Company's liquidity or consolidated financial position.

Patent Proceedings
- - ------------------

The Court of Appeals for the Federal Circuit denied the Company's petition that the Court reconsider its decision that the United States District Court for the District of New Jersey had erred in finding that the cefadroxil product of Zenith Laboratories, Inc., would infringe the Company's patent for cefadroxil monohydrate. The Company intends to file a petition for a writ of certiorari with the United States Supreme Court.

Infant Formula Matters
- - ----------------------

Certain indirect purchasers of infant formula have filed two additional state court actions in Nevada and Alabama, respectively, against the Company, its subsidiary, Mead Johnson & Company, and Abbott Laboratories, alleging a price fixing conspiracy and seeking certification of a statewide class, damages and other relief. The Company and the other defendants are seeking leave to appeal a Texas intermediate appellate court's reversal of the trial court's dismissal of an amended class action complaint. A Michigan trial court dismissed the portion of an indirect purchaser's complaint that alleged violations of the state consumer protection act. The Pennsylvania Attorney General's office has notified the Company that it has closed its investigation of one of the Company's subsidiaries. The Canadian Bureau of Competition Policy gave notice that it had begun a criminal inquiry into the activities of the Canadian Infant Formula Association and its members, including a subsidiary of the Company. While it is not possible to determine the outcome of the foregoing and of other pending matters, the Company believes that the ultimate disposition of such matters will not have a material adverse effect on the Company's operating results, liquidity or consolidated financial position.

Pharmaceutical Pricing Litigation
- - ---------------------------------

In the federal multi-district litigation, motions to dismiss have been denied, defendants have filed answers to the consolidated and coordinated complaints, and discovery has commenced. The court has set a February 1996 trial date. Additional complaints have been filed in several federal District Courts on behalf of certain individual pharmacies against the Company and other pharmaceutical manufacturers. These cases involve factual allegations substantially similar to those made in the previously filed individual federal actions and have been or presumably will be coordinated for pretrial purposes with the other actions in the multi-district proceeding. The cases pending in California state courts have been coordinated for pretrial purposes in San Francisco, and the court has set a schedule contemplating that trial will begin in November 1996. An additional action has been filed in California state court on behalf of a purported class of consumers against the Company and others. Two actions have been filed in Alabama state courts against the Company, other pharmaceutical manufacturers and drug wholesalers, one of which is brought on behalf of a purported class of Alabama retail pharmacies, the other on behalf of purported classes of Alabama retail pharmacies and consumers. Both Alabama state cases involve substantially similar factual allegations as those made in the previously filed federal and state actions. In Wisconsin, an action has been filed in state court seeking recovery, on behalf of a class consisting of Wisconsin pharmacies, against the Company, other pharmaceutical manufacturers and drug wholesalers alleging price discrimination and a conspiracy to violate state antitrust laws. While it is not possible to determine the outcome of the foregoing and of other pending matters, the Company believes that their ultimate disposition will not have a material adverse effect on the Company's operating results, liquidity or consolidated financial position.


Item 6.  Exhibits and Reports on Form 8-K
- - -----------------------------------------

(a) Exhibits (listed by number corresponding to the Exhibit Table of Item 601 in Regulation S-K).

     NONE

(b)  Reports on Form 8-K.

     The Registrant did not file any reports on Form 8-K during the quarter ended June 30, 1994.

                         BRISTOL-MYERS SQUIBB COMPANY



                                  SIGNATURES
                                  ----------


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                             BRISTOL-MYERS SQUIBB COMPANY
                                             ----------------------------
                                                     (Registrant)





Date      August 15, 1994                    /s/ Harrison M. Bains, Jr.
- - -----------------------------                -----------------------------
                                                 Harrison M. Bains, Jr.
                                              Vice President and Treasurer






Date      August 15, 1994                    /s/  Frederick S. Schiff
    -----------------------------            -----------------------------
                                                  Frederick S. Schiff
                                             Vice President and Controller