Form 10-Q
period 1994-09-30
BRISTOL MYERS SQUIBB CO
filed 1994-11-14
CIK 14272

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                  FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1994

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

                      Yes  [ X ]               No  [    ]


At September 30, 1994, there were 510,678,165 shares outstanding of the Registrant's $.10 par value Common Stock.

                       BRISTOL-MYERS SQUIBB COMPANY


                            INDEX TO FORM 10-Q


                            SEPTEMBER 30, 1994



                                                                  Page No.
                                                                  --------
Part I - Financial Information:

  Condensed Consolidated Balance Sheet - September 30, 1994
    and December 31, 1993                                            2 - 3

  Condensed Consolidated Statement of Earnings for the three
    months and nine months ended September 30, 1994 and 1993             4

  Condensed Consolidated Statement of Cash Flows for the nine
    months ended September 30, 1994 and 1993                             5

  Notes to Condensed Consolidated Financial Statements                   6

  Management's Discussion and Analysis of Financial
    Condition and Results of Operations                             7 - 12


Part II - Other Information                                        13 - 17


Signatures                                                              18

                         BRISTOL-MYERS SQUIBB COMPANY
                CONDENSED CONSOLIDATED BALANCE SHEET - ASSETS
           (Unaudited, in millions of dollars except share amounts)



                                               September 30,  December 31,
                                                    1994          1993
                                               -------------  ------------

Current Assets:

  Cash and cash equivalents                       $ 1,843          $ 2,421
  Time deposits and marketable securities             721              308
  Receivables                                       1,972            1,859

  Finished goods                                      768              741
  Work in process                                     229              239
  Raw and packaging materials                         395              342
                                                  -------          -------
  Inventories                                       1,392            1,322

  Prepaid expenses                                    747              660
                                                  -------          -------
    Total Current Assets                            6,675            6,570
                                                  -------          -------


Property, Plant and Equipment                       5,623            5,236

Less: Accumulated depreciation                      2,139            1,862
                                                  -------          -------
                                                    3,484            3,374
                                                  -------          -------


Insurance Recoverable                                 968            1,000

Other Assets                                        1,729            1,157
                                                  -------          -------


  Total Assets                                    $12,856          $12,101
                                                  =======          =======

                         BRISTOL-MYERS SQUIBB COMPANY
                   CONDENSED CONSOLIDATED BALANCE SHEET -
                     LIABILITIES AND STOCKHOLDERS' EQUITY
           (Unaudited, in millions of dollars except share amounts)



                                               September 30,  December 31,
                                                    1994          1993
                                               -------------  ------------
Current Liabilities:

  Short-term borrowings                          $   755           $   177
  Accounts payable                                   578               649
  Accrued expenses                                 1,631             1,550
  U.S. and foreign income taxes payable              775               689
                                                 -------           -------
    Total Current Liabilities                      3,739             3,065


Product Liability                                  1,190             1,370

Other Liabilities                                  1,127             1,138

Long-Term Debt                                       639               588
                                                 -------           -------
    Total Liabilities                              6,695             6,161
                                                 -------           -------
Stockholders' Equity:

  Preferred stock, $2 convertible series:
    Authorized 10 million shares; issued and
    outstanding 22,214 in 1994 and 25,798 in
    1993, liquidation value of $50 per share           -                 -

  Common stock, par value of $.10 per share:
    Authorized 1.5 billion shares; issued
    532,711,881 in 1994 and 532,688,458 in 1993       53                53

  Capital in excess of par value of stock            342               353

  Cumulative translation adjustments                (258)             (332)

  Retained earnings                                7,875             7,243
                                                 -------           -------
                                                   8,012             7,317

  Less cost of treasury stock -
    22,033,716 common shares in 1994 and
    20,782,281 in 1993                             1,851             1,377
                                                 -------           -------
       Total Stockholders' Equity                  6,161             5,940
                                                 -------           -------

  Total Liabilities and Stockholders' Equity     $12,856           $12,101
                                                 =======           =======

                         BRISTOL-MYERS SQUIBB COMPANY
                 CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
         (Unaudited, in millions of dollars except per share amounts)




                                      Three Months Ended   Nine Months Ended
                                         September 30,       September 30,
                                      ------------------   -----------------
                                       1994       1993      1994      1993
                                      ------     ------    ------    ------

Net Sales                             $2,932     $2,862    $8,736    $8,420
                                      ------     ------    ------    ------

Expenses:

  Cost of products sold                  760        763     2,246     2,221
  Marketing, selling, administrative
    and other                            706        707     2,239     2,137
  Advertising and product promotion      318        302       972       957
  Research and development               274        267       806       800
                                      ------     ------    ------    ------
                                       2,058      2,039     6,263     6,115
                                      ------     ------    ------    ------
Earnings Before Income Taxes             874        823     2,473     2,305

Provision for Income Taxes               253        215       729       602
                                      ------     ------    ------    ------

Net Earnings                          $  621     $  608    $1,744    $1,703
                                      ======     ======    ======    ======


Earnings per share of common stock    $ 1.22     $ 1.18     $3.43     $3.30
                                      ======     ======     =====     =====


Average common shares outstanding
 (in millions)                           509        514       509       516
                                         ===        ===       ===       ===


Dividends per share of common stock     $.73       $.72     $2.19     $2.16
                                        ====       ====     =====     =====

                         BRISTOL-MYERS SQUIBB COMPANY
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                     (Unaudited, in millions of dollars)




                                                           Nine Months Ended
                                                             September 30,
                                                          --------------------
                                                            1994        1993
                                                          -------     --------
Cash Flows From Operating Activities:
  Net earnings                                             $1,744      $1,703
  Depreciation and amortization                               242         230
  Other operating items                                         3          13
  Receivables                                                 (65)         96
  Inventories                                                 (55)         14
  Accounts payable                                            (85)          5
  Product liability                                          (230)         26
  Income taxes                                                109         (64)
  Other assets and liabilities                                (17)       (207)
                                                           ------      ------
    Net Cash Provided by Operating Activities               1,646       1,816
                                                           ------      ------

Cash Flows From Investing Activities:
  Proceeds from sales of time deposits and
    marketable securities                                      34         988
  Purchases of time deposits and marketable securities       (447)     (1,019)
  Additions to fixed assets                                  (381)       (357)
  Proceeds from sales of businesses                           285           -
  Purchases of businesses and other investments              (657)        (60)
  Other, net                                                   (6)         (4)
                                                           ------      ------
    Net Cash Used in Investing Activities                  (1,172)       (452)
                                                           ------      ------
Cash Flows From Financing Activities:
  Short-term borrowings                                       536        (164)
  Long-term debt                                               31         405
  Issuances of common stock under stock plans                  21          22
  Purchases of treasury stock                                (506)       (315)
  Dividends paid                                           (1,112)     (1,116)
                                                           ------      ------
    Net Cash Used in Financing Activities                  (1,030)     (1,168)
                                                           ------      ------

Effect of Exchange Rates on Cash                              (22)         (5)
                                                           ------      ------

(Decrease)/Increase in Cash and Cash Equivalents             (578)        191
Cash and Cash Equivalents at Beginning of Period            2,421       2,137
                                                           ------      ------

Cash and Cash Equivalents at End of Period                 $1,843      $2,328
                                                           ======      ======

                         BRISTOL-MYERS SQUIBB COMPANY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------


   In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal adjustments) necessary for a fair presentation of the financial position of Bristol-Myers Squibb Company (the "Company") at September 30, 1994 and December 31, 1993, the results of operations for the three and nine months ended September 30, 1994 and 1993, and cash flows for the nine months ended September 30, 1994 and 1993. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company's 1993 Annual Report to Stockholders.

   On August 5, 1994, the Company acquired Matrix Essentials, Inc., a leading manufacturer in North America of professional hair care and beauty products sold exclusively in beauty salons. In connection with the acquisition, the Company issued 7,452,818 shares of common stock.

   On September 20, 1994, the Company completed the acquisition of the remaining ownership interest in the UPSA Group ("UPSA"), a privately owned, research-based French pharmaceutical company which develops and markets a wide range of pharmaceutical and nonprescription health products, including analgesics and cardiovascular and gastrointestinal specialties. The Company has held a minority stake in UPSA since 1990. A portion of the acquisition cost consisted of a deferred payment of approximately $280 million payable in September 1995 and borrowings undertaken to partially finance the acquisition of approximately $225 million, which were recorded in Short-Term Borrowings. The total investment in UPSA was recorded in Other Assets.

   Effective July 31, 1994, the Company sold Squibb Diagnostics, its diagnostic contrast media and radiopharmaceuticals businesses, to Bracco S.p.A. The Company will continue manufacturing certain diagnostic products, including Prohance and Isovue, and nuclear medicine products. The Company also will act as Bracco's distributor in Canada.

   On November 3, 1994, the Company entered into an agreement with Merck & Co., Inc. to acquire the Calgon Vestal Laboratories business, a skin care and infection control products business.

                       BRISTOL-MYERS SQUIBB COMPANY
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (in millions of dollars, except per share amounts)

Third Quarter Results of Operations
- -----------------------------------

Sales
- -----
Worldwide sales for the third quarter of 1994 increased 2% over the prior year to $2,932. The consolidated sales growth resulted from a 1% increase due to volume and a 1% increase due to the favorable effect of foreign currency translation. Changes in selling prices had no effect on sales growth for the quarter. Domestic sales remained at prior year levels, while international sales increased 6%. Worldwide sales for the third quarter of 1993 decreased 3% compared to the third quarter of 1992 reflecting a 4% decrease due to the unfavorable effect of foreign currency translation, a 2% decrease due to volume, partly offset by an increase of 3% due to selling prices.

Industry Segments
- -----------------
                                       Net Sales              % Change
                                  ------------------     ------------------
                                  Three Months Ended     Three Months Ended
                                  ------------------     ------------------
                                  9/30/94    9/30/93     9/30/94    9/30/93
                                  -------    -------     -------    -------
Pharmaceutical Products            $1,682     $1,644          2%        (4%)
Medical Devices                       407        415         (2%)(a)      -
Nonprescription Health Products       492        488          1%        (3%)
Toiletries and Beauty Aids            351        315         11%        (1%)
                                   ------     ------
  Total Company                    $2,932     $2,862          2%        (3%)
                                   ======     ======

(a) Excluding the effect of businesses divested in the fourth quarter of 1993 and in 1994, sales increased 6%.

Sales of the pharmaceutical products segment, which is the largest segment at 57% of total company sales, increased 2% over the third quarter of 1993 to $1,682. Sales growth resulted from a 2% increase due to volume, a 1% increase due to the favorable effect of foreign currency translation, offset by a 1% decrease in selling prices. International sales increased 6%, while domestic sales decreased 1%. Sales of cardiovascular drugs, the largest product group in the segment, increased 3% to $684. Captopril, an angiotensin converting enzyme (ACE) inhibitor sold primarily under the trademark CAPOTEN*, is the Company's largest selling product. Sales of captopril increased 2% to $382 benefitting from new indications for the treatment of diabetic nephropathy and left ventricular dysfunction. Strong increases in sales of PRAVACHOL*, the Company's newer cholesterol-lowering agent, and MONOPRIL*, a second generation ACE inhibitor with once-a-day dosage, also contributed to the growth of cardiovascular drug sales. These increases

* Indicates brand names of products which are registered trademarks owned by the Company.

were partially offset by decreases in sales of CORGARD*, the patent for which expired in the U.S. in September 1993. Anti-infective drug sales remained at prior year levels as increases in sales of CEFZIL*, an oral cephalosporin used in the treatment of respiratory infections, and introductory sales of ZERIT*, the Company's new antiretroviral drug approved in the U.S. in June 1994, were offset by declines in sales of AZACTAM*, VIDEX*, broad spectrum penicillins and in AMIKIN*, which is experiencing generic competition. In the Company's line of anti-cancer agents, sales of TAXOL* were very strong. In April 1994, TAXOL* received approval for use in the treatment of breast cancer after failure of combination chemotherapy for metastatic disease or relapse within six months of adjuvant chemotherapy; in late 1992, TAXOL* was initially approved for treatment of patients with ovarian cancer whose first-line or subsequent chemotherapy has failed. Sales of PLATINOL* and PARAPLATIN* also reported domestic growth. These increases were partially offset by decreases in sales of VEPESID*, the patent for which expired in the U.S. in November 1993. Sales of central nervous system drugs increased due to STADOL NS*, a prescription nasal spray analgesic, and BUSPAR*, the Company's novel anti-anxiety agent. Dermatological drug sales increased due to the introductory sales of DOVONEX*, a vitamin D3 analogue for the treatment of moderate psoriasis. Effective July 31, 1994, the Company sold Squibb Diagnostics, its diagnostic contrast media and radiopharmaceuticals businesses, to Bracco S.p.A. The Company will continue manufacturing certain diagnostic products, including Prohance and Isovue, and nuclear medicine products. The Company also will act as Bracco's distributor in Canada. For the third quarter of 1993, sales of the pharmaceutical products segment were 4% below prior year levels as increases in sales of anti-cancer drugs were more than offset by decreases in sales of cardiovascular, anti-infective and central nervous system drugs.

In the medical devices segment, sales decreased 2% to $407. Excluding the sales of Edward Weck Incorporated, which was divested in the fourth quarter of 1993, and Xomed-Treace, Inc., which was divested in April 1994, sales increased 6%, reflecting a 4% increase due to volume and a 2% increase due to the favorable effect of foreign currency translation. Changes in selling prices had no effect on sales growth for the quarter. Sales of ostomy care products increased due to the growth of the ACTIVE LIFE/COLODRESS* and the SUR-FIT/COMBIHESIVE* product lines. Sales of prosthetic implants increased due to growth overseas, led by the continued success of the Insall/Burstein II Modular Total Knee System, the MGII* Total Knee System and the CENTRALIGN* Precoat Hip Prosthesis. In the Company's line of wound care products, sales increased reflecting volume growth of DUODERM* products. On November 3, 1994, the Company entered into an agreement with Merck & Co., Inc. to acquire the Calgon Vestal Laboratories business, a skin care and infection control products business. For the third quarter of 1993, medical devices segment sales remained at prior year levels as growth of prosthetic implants, ostomy and wound care products was offset by the unfavorable effect of foreign currency translation.

Sales of the nonprescription health products segment increased 1% to $492. Sales growth resulted from a 2% increase due to selling prices, partially offset by a 1% decrease due to volume. Exchange rate fluctuations had no effect on sales growth for the quarter. Sales of infant formulas were above prior year levels as increases in LACTOFREE*, a milk-based, lactose-free infant formula, ENFAMIL*, NUTRAMIGEN* and

PROSOBEE* more than offset decreases in other brands. Introductory sales of NEXT STEP* Toddler Formula also contributed to sales growth of infant formulas. Sales of analgesics declined primarily due to increased competition in the U.S., however, sales of EXCEDRIN*, the Company's leading analgesic in the U.S., increased. On September 20, 1994, the Company completed the acquisition of the remaining ownership interest in the UPSA Group, a privately owned, research-based French pharmaceutical company which develops and markets a wide range of pharmaceutical and nonprescription health products, including analgesics and cardiovascular and gastrointestinal specialties. The Company has held a minority stake in UPSA since 1990. For the third quarter of 1993, nonprescription health products segment sales decreased 3% compared to the third quarter of the prior year primarily as a result of decreases in sales of ENFAMIL* and PROSOBEE* infant formulas and analgesic products.

Sales of the toiletries and beauty aids segment increased 11% over the prior year to $351 with a 10% increase due to volume and a 1% increase due to selling prices. Exchange rate fluctuations had no effect on sales growth for the quarter. The increase in volume primarily reflects sales from Matrix Essentials, Inc., a leading manufacturer of professional hair care and beauty products acquired in August 1994, offset in part by the divestiture of the Clairol beauty appliance business in the fourth quarter of 1993. Sales of the Company's haircoloring products increased primarily due to growth of MISS CLAIROL* and NICE 'N EASY* and the introduction of NATURAL INSTINCTS* in the U.S. Sales of hair care products increased benefitting from the SYSTEME BIOLAGE*, VAVOOM* and MATRIX ESSENTIALS* lines from Matrix Essentials, Inc. Increases in these products were partially offset by decreases in sales of BAN* deodorants and anti-perspirants primarily due to increased competition in the U.S. For the third quarter of 1993, sales of the toiletries and beauty aids segment decreased 1% compared to the third quarter of the prior year primarily due to decreases in sales of haircoloring products.

Cost of Products Sold and Operating Expenses
- --------------------------------------------
In general, the business of the Company's industry segments is not seasonal. Total costs and expenses for the quarter ended September 30, 1994 as a percentage of sales decreased to 70.2% from 71.2% for the same period of the prior year. Cost of products sold decreased to 25.9% of sales from 26.7% in 1993, principally due to favorable product mix and the divestiture of businesses with higher cost of products sold. As a percentage of sales, marketing, selling, administrative and other expenses decreased to 24.1% compared to 24.7% in 1993 reflecting lower sales force and general administrative expenses as a percentage of sales. Marketing, selling, administrative and other expenses in the third quarter of 1994 decreased as a percentage of sales compared to the second quarter of 1994 reflecting a similar trend in timing of expenses as experienced in prior years. Expenditures for advertising and promotion in support of new and existing products increased to $318, or 10.8% of sales, compared to $302, or 10.6% of sales, in 1993. Research and development expenses were $274 compared to $267 in 1993, and as a percentage of sales remained constant with the prior year at 9.3%. Pharmaceutical research and development spending increased from prior year levels and, as a percentage of pharmaceutical sales, was 14.1% compared to 13.9% in 1993.

Earnings
- --------
Earnings before income taxes for the third quarter increased 6% to $874 from $823 in 1993, as pretax margins improved to 29.8% from 28.8% reflecting the Company's ongoing commitment to contain costs. The effective tax rate for the period increased to 28.9% from 26.1% in 1993 due to changes approved in the Omnibus Budget Reconciliation Act of 1993 which included curtailment of certain tax benefits from Puerto Rico operations. As a result, net earnings increased 2% to $621 from $608. Earnings per share increased 3% to $1.22 from $1.18 in 1993, in part the result of average common shares outstanding of 509 million in 1994 compared to 514 million in 1993.

Year-to-Date Results of Operations
- ----------------------------------
Sales
- -----
Worldwide sales for the nine months ended September 30, 1994 increased 4% over the prior year to $8,736. The consolidated sales growth resulted from a 3% increase due to volume and a 1% increase due to selling prices. Exchange rate fluctuations had no effect on sales growth for the nine months. Domestic sales increased 4%, and international sales increased 3%. Worldwide sales for the first nine months of 1993 increased 1% compared to the prior year, reflecting a 2% increase due to selling prices, a 1% increase due to volume, offset in part by a 2% decrease due to the unfavorable effect of foreign currency translation.

Industry Segments
- -----------------
                                      Net Sales             % Change
                                 ------------------    ------------------
                                 Nine Months Ended     Nine Months Ended
                                 ------------------    ------------------
                                 9/30/94    9/30/93    9/30/94    9/30/93
                                 -------    -------    -------    -------
Pharmaceutical Products           $5,114     $4,785        7%          1%
Medical Devices                    1,237      1,253       (1%)(a)      2%
Nonprescription Health Products    1,425      1,436       (1%)          -
Toiletries and Beauty Aids           960        946        1%          1%
                                  ------     ------
  Total Company                   $8,736     $8,420        4%          1%
                                  ======     ======

(a) Excluding the effect of businesses divested in the fourth quarter of 1993 and in 1994, sales increased 5%.

Sales of the pharmaceutical products segment increased 7% to $5,114, reflecting a 7% increase due to volume, a 1% increase due to selling prices and a 1% decrease due to the unfavorable effect of foreign currency translation. Domestic sales were strong, increasing 11% while international sales increased 2%. Cardiovascular drug sales of $2,060 were 9% above prior year levels with growth primarily due to CAPOTEN*, PRAVACHOL* and MONOPRIL*. Sales of anti-infectives decreased as growth of CEFZIL* was more than offset by declines in broad spectrum penicillins and in AZACTAM*, VIDEX* and AMIKIN*. Sales of anti-cancer drugs increased primarily due to the continued growth of TAXOL*. Sales of the Company's central nervous system drugs increased, reflecting growth of BUSPAR* and STADOL NS*. For the first nine months of 1993, sales of the pharmaceutical products segment increased 1% over the first nine months of the prior year primarily as a result of increases in sales of anti-cancer and central nervous system drugs, offset in part by declines in cardiovascular drugs.

Sales of the medical devices segment decreased 1% to $1,237. Excluding the sales of divested businesses, sales increased 5% with a 3% increase due to volume and a 2% increase due to selling prices. Exchange rate fluctuations had no effect on sales growth for the nine months. Increases in sales of the SUR-FIT/COMBIHESIVE* and the ACTIVE LIFE/COLODRESS* product lines led to the increase in sales of ostomy care products. Sales of prosthetic implants increased due to growth of the Insall/Burstein II
Modular Total Knee System, the MG II* Total Knee System and the
CENTRALIGN* Precoat Hip Prosthesis. Increased sales of wound care products resulted from the success of the DUODERM* product line. For the first nine months of 1993, medical devices segment sales increased 2% over the first nine months of the prior year primarily as a result of sales growth in prosthetic implants, ostomy and wound care products.

In the nonprescription health products segment, sales decreased 1% to $1,425, reflecting a 3% decrease due to volume, offset in part by a 2% increase due to selling prices. Exchange rate fluctuations had no effect on sales growth for the nine months. Sales of infant formulas increased primarily due to LACTOFREE*, ENFAMIL* and introductory sales of NEXT STEP* Toddler Formula. These increases were more than offset by decreases in sales of analgesics and cough/cold remedies, which were adversely affected by increased competition in the U.S. For the first nine months of 1993, nonprescription health products segment sales remained at prior year levels primarily due to increased sales of infant formulas offset by declines in analgesic products.

Sales of the toiletries and beauty aids segment increased 1% to $960, reflecting a 3% increase due to selling prices, offset in part by a 1% decrease due to volume and a 1% decrease due to the unfavorable effect of foreign currency translation. Sales growth of the Company's haircoloring products was led by NICE 'N EASY*, LASTING COLOR BY LOVING CARE* and ULTRESS*. Introductory sales of NATURAL INSTINCTS* also contributed to sales growth. Sales of hair care products increased with sales of the SYSTEME BIOLAGE*, VAVOOM* and MATRIX ESSENTIALS* lines from Matrix Essentials, Inc. Increases in sales of skin care products primarily resulted from the introduction of several new products in the SEA BREEZE* line in the U.S. These increases were offset in part by decreased sales of BAN* anti-perspirants and deodorants, resulting from increased competition in the U.S., and the divestiture of the Clairol beauty appliance business in the fourth quarter of 1993. For the first nine months of 1993, sales of the toiletries and beauty aids segment increased 1% over the first nine months of the prior year primarily due to increases in sales of haircoloring and skin care products.

Cost of Products Sold and Operating Expenses
- --------------------------------------------
In general, the business of the Company's industry segments is not seasonal. Total costs and expenses for the nine months ended September 30, 1994 as a percentage of sales decreased to 71.7% from 72.6% for the same period of 1993. Cost of products sold decreased to 25.7% of sales from 26.4% in 1993 primarily as a result of favorable product mix and the divestiture of businesses with higher cost of sales. Marketing, selling, administrative and other expenses, as a percentage of sales, were 25.6% compared to 25.4% in 1993. Expenditures for advertising and promotion in support of new and existing products were 11.1% of sales compared to 11.4% in the prior year. Research and development expenses were $806 in 1994 compared to

$800 in 1993, and as a percentage of sales were 9.2% in 1994 and 9.5% in 1993. Pharmaceutical research and development spending increased slightly from 1993 levels, and as a percentage of pharmaceutical sales was 13.6% as compared to 14.4% in 1993.

Earnings
- --------
Earnings before income taxes for the first nine months increased 7% to $2,473 from $2,305 in 1993, and pretax margins increased to 28.3% from 27.4%. The effective tax rate for the period increased to 29.5% compared to 26.1% in 1993 due to changes approved in the Omnibus Budget Reconciliation Act of 1993. As a result, net earnings increased 2% to $1,744 from $1,703. Earnings per share increased 4% to $3.43 from $3.30 in 1993.

Financial Position
- ------------------
The balance sheet at September 30, 1994 and the statement of cash flows for the nine months then ended reflect the Company's strong financial position. The Company continues to maintain a high level of working capital totaling $2,936 at September 30, 1994 compared to $3,505 at December 31, 1993. The decline in working capital primarily results from the increase in short-term borrowings due to the UPSA acquisition.

Internally generated funds continue to be the Company's primary source for financing expenditures for new plant and equipment. Additions to fixed assets for the nine months ended September 30, 1994 were $381 compared to $357 during the same period of 1993.

The Company has exposures to net foreign currency denominated assets and liabilities (which approximated $1.5 billion at December 31, 1993) primarily in the French Franc, Italian Lira, Deutsche Mark, Japanese Yen and in the U.K. Pound. The Company mitigates the effect of foreign currency risk through third party borrowings, forward foreign exchange contracts and foreign exchange options.

During the nine months ended September 30, 1994, the Company repurchased 9,234,800 shares of its common stock at a total cost of $506.

The Company continues to receive information concerning the number and nature of claims brought against it and certain subsidiaries by women who have elected to opt out of the settlement entered into in March regarding breast implant product liability claims. The Company believes that when the total number of such claimants is known and their claims are analyzed an additional charge to earnings may likely be required which would have a material effect on the Company's results for the year, but not on the Company's consolidated financial position.

Reference is made to Part II, Item 1 - Legal Proceedings in which developments are described for various lawsuits, claims and proceedings in which the Company is involved.

                       BRISTOL-MYERS SQUIBB COMPANY
                       PART II - OTHER INFORMATION
                       ---------------------------


Item 1.  Legal Proceedings
- --------------------------

Various lawsuits, claims and proceedings of a nature considered normal to its business are pending against the Company and certain of its subsidiaries. The most significant of these are reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, and material developments in such matters are described below. Reference is also made to the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 1994 and June 30, 1994, respectively.

Breast Implant Litigation
- -------------------------

On September 1, 1994, the United States District Court gave its final approval to a settlement entered into by the Company, its subsidiary Medical Engineering Corporation ("MEC"), other defendants and certain plaintiffs regarding all pending and future breast implant product liability claims brought in the United States against certain defendants, including the Company, MEC and certain other subsidiaries. The court's approval excluded claimants from Quebec, Ontario and Australia from the settlement but allowed voluntary participation by such women. A number of appeals of the court's order approving the settlement have been filed, primarily by health insurers, health care organizations, and foreign claimants. A number of claimants have opted out of the settlement.

The settlement arises out of a substantial number of actions filed in federal and state courts and in certain Canadian provincial courts by recipients of polyurethane covered breast implants and smooth walled breast implants which were formerly manufactured and sold by MEC or its predecessors. A number of other manufacturers of breast implants, as well as suppliers of component parts and other parties, are also defendants in some of these cases. The number of breast implant recipients who have brought lawsuits against the Company or its subsidiaries is now approximately 19,000, most of whom are participants in the settlement. Plaintiffs also include claimants who have opted out of the settlement and certain foreign claimants who have been excluded from the settlement.
Some women have sued numerous manufacturers without specifying the manufacturer of the implants involved. In such cases, the number of claims against the Company is expected to be reduced when the manufacturer of the implants is identified. The exact number of lawsuits that will remain in the event the settlement becomes effective is unknown at this time. The plaintiffs typically seek damages for alleged medical ailments as well as punitive damages. The federal cases were consolidated for pre-trial purposes in the Northern District of Alabama following the certification of a federal class action of all breast implant recipients and their spouses. On December 23, 1992, a jury verdict of $25 million in compensatory and punitive damages was returned against MEC in Pamela Jean Johnson v. Medical Engineering Corporation in state court, Harris County, Texas. The case was subsequently settled. The Company's insurers have been notified of the breast implant claims and the settlement and certain insurers have reserved their rights or declined to confirm coverage. In

1993, the Company commenced litigation in state court, Jefferson
County, Texas against most of the Company's insurers seeking damages and a declaration of coverage.

In March 1994, the Company, other defendants and certain plaintiffs entered into the above-mentioned settlement pursuant to which, among other things, a series of claim funds would be created to which settling defendants would contribute various amounts over approximately 30 years. The aggregate contribution to be made by the Company and MEC is to be no more than $1.154 billion. In the fourth quarter of 1993, in anticipation of the settlement, the Company recorded a charge of $500 million before taxes ($310 million after taxes). The charge consisted of $1.5 billion for potential liabilities and expenses, offset by $1 billion of expected insurance proceeds.

With respect to the settlement, the court reported that as of September 28, 1994, 7,450 United States women and 2,287 foreign women have elected to opt out of the settlement as to all defendants. With respect to opt outs by women from the United States, the Company has preliminarily identified approximately 3,000 women who appear to have claims based upon MEC implants, approximately 2,000 of whom reside in Texas. The Company has at this time identified 220 of the foreign opt outs as having MEC implants. A number of the opt outs cannot at this time be identified as having implants of any particular manufacturer. The Company does not yet know the number of opt outs who have received implants from more than one company. With respect to many women who have opted out little is known about the nature of their claims. Some women who have opted out and who are said to have MEC implants have not yet sued the Company. At least some women who have opted out appear uninterested in pursuing claims.
Some women have chosen to withdraw their opt outs and the court has set a deadline of December 1, 1994 for women to withdraw their opt outs. The number of United States and foreign women who will withdraw their opt outs cannot be estimated.

The cost to the Company of resolving the opt out claims is subject to a number of uncertainties in addition to the unknown quantity and quality of such claims. The relatively few trials against breast implant manufacturers have produced mixed results, and additional trials may affect the outlook. The Company has maintained throughout this litigation that breast implants do not cause disease and that reliance by plaintiffs' experts upon case studies rather than epidemiological data is insufficient. Recent epidemiological studies have supported the Company's position and such studies and the results of continuing medical research may affect the cost of resolving cases. A variety of additional factors, including the success of other legal defenses, may substantially affect the cost of resolving opt out cases.

The Company believes that when more information about the number and nature of the initial opt out group and about additional contingencies related to the litigation is known or can be reasonably estimated, an additional charge to earnings may likely be required which would have a material effect on the Company's operating results for the year, but not on the Company's liquidity or consolidated financial position.

The success of the settlement depends, in part, upon the number and total amount of claims filed and approved. The number of claimants who will seek to participate in the settlement is unknown. A primary registration deadline is December 1, 1994, but registration will not necessarily indicate the number of women who have filed or will file claims against the settlement funds. The deadline for filing claims against the settlement's current disease compensation fund passed on September 16, 1994. The court has advised that a substantial number of current disease claims have been filed, but the number of such claims is not likely to be known until late in 1994 or early in 1995. The court has further advised that it cannot estimate at this time when the total dollar amount of approved current disease compensation claims will be known but it is not expected before June of 1995. If the total amount of approved current disease compensation claims exceeds certain levels, the settlement provides for a reduction of scheduled payments to women and the opportunity for claimants to opt out of the settlement. If that occurs, the settlement also provides that the parties shall consider changes in the settlement's terms and each defendant will also have an opportunity to withdraw from the settlement. Dependent upon these and other future developments, additional charges may be required in respect of breast implant product liability claims.


Patent Proceedings
- ------------------

The Company has filed a petition for a writ of certiorari with the United States Supreme Court in the patent infringement suit pending against Zenith Laboratories, Inc. with respect to the product cefadroxil. The petition seeks to overturn the decision of the Court of Appeals for the Federal Circuit holding that the United States District Court for the District of New Jersey had erred in finding that the cefadroxil product of Zenith would infringe the Company's patent for cefadroxil monohydrate. Zenith has filed a response to the Company's petition for a writ of certiorari. The United States Supreme Court has not yet rendered a decision on the Company's petition.

The United States District Court for the Southern District of New York has set December 15, 1994 as the trial date in the action brought by the Company in 1992 against Danbury Pharmacal, Inc. for patent infringement with respect to the product buspirone (sold under the brand name BUSPAR*). This action was commenced following Danbury's filing of an Abbreviated New Drug Application which asserted that one of the Company's patents for buspirone (U.S. Patent No. 4,182,763) is invalid and unenforceable. The District Court had granted Danbury's Summary Judgment motion invalidating the patent. The Company appealed the District Court's decision to the Court of Appeals for the Federal Circuit which reversed the grant of summary judgment and remanded the case for trial on the issue of patent infringement by Danbury.

While it is not possible to determine the outcome of the foregoing, the Company believes that the ultimate disposition of these matters will not have a material adverse effect on the Company's operating results, liquidity or consolidated financial position.

Infant Formula Matters
- ----------------------

Certain indirect purchasers of infant formula have filed three additional state court actions in Wisconsin, Kentucky and North Dakota, respectively, against the Company, its subsidiary, Mead Johnson & Company, and Abbott Laboratories, alleging a price fixing conspiracy and seeking certification of a statewide class, damages and other relief. This brings to 18 the number of indirect purchaser actions pending in state court in 16 states, in addition to the actions brought by the State of Texas and the Louisiana Attorney General. The newly-filed Wisconsin case has been consolidated with a prior-pending indirect purchaser action in that State. The Texas Supreme Court has granted an application by the Company and the other defendants seeking leave to appeal a Texas intermediate appellate court's reversal of the trial court's dismissal of an amended class action complaint. One of the indirect purchaser actions in Alabama has been voluntarily dismissed by the plaintiffs. The action brought by The Nestle Food Company against the Company, one of its subsidiaries and others in federal court in the Central District of California alleging that defendants conspired to restrain competition in and maintain artificial barriers to entry into the United States infant formula market is scheduled for trial on January 24, 1995. Plaintiff asserts single damages of $257 million. While it is not possible to determine the outcome of the foregoing and of other pending matters, the Company believes that the ultimate disposition of such matters will not have a material adverse effect on the Company's operating results, liquidity or consolidated financial position.

Pharmaceutical Pricing Litigation
- ---------------------------------

Discovery is continuing in the federal multi-district litigation. Additional complaints have been filed in several federal District Courts on behalf of certain individual pharmacies against the Company and other pharmaceutical manufacturers. These cases involve factual allegations substantially similar to those made in the previously filed individual federal actions and have been or presumably will be coordinated for pretrial purposes with other actions in the multi-district proceeding. Certain of these new complaints also allege that the Company and other pharmaceutical manufacturers have misused their patent portfolios. One action filed in Alabama state court against the Company, other pharmaceutical manufacturers and drug wholesalers, on behalf of purported classes of Alabama retail pharmacies and consumers, has been voluntarily dismissed. While it is not possible to determine the outcome of the foregoing and of other pending matters, the Company believes that their ultimate disposition will not have a material adverse effect on the Company's operating results, liquidity or consolidated financial position.

Securities Litigation
- ---------------------

The Company has entered into a settlement of a class action filed in the United States District Court for the Southern District of New York alleging violations of federal securities laws and regulations in connection with, among other things, earnings projections. The settlement is subject to approval by the Court. Neither the settlement, nor the outcome of the action in the event the settlement is not finally approved, will have a material adverse effect on the Company's operating results, liquidity or consolidated financial position.

Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

(a) Exhibits (listed by number corresponding to the Exhibit Table of Item 601 in Regulation S-K).

     27. Bristol-Myers Squibb Company Financial Data Schedule (filed herewith).

(b)  Reports on Form 8-K.

     The Registrant did not file any reports on Form 8-K during the quarter ended September 30, 1994.

                         BRISTOL-MYERS SQUIBB COMPANY



                                  SIGNATURES
                                  ----------


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                             BRISTOL-MYERS SQUIBB COMPANY
                                             ----------------------------
                                                     (Registrant)





Date    November 14, 1994                    /s/ Harrison M. Bains, Jr.
     ------------------------                -----------------------------
                                                 Harrison M. Bains, Jr.
                                              Vice President and Treasurer






Date    November 14, 1994                    /s/  Frederick S. Schiff
    -----------------------------            -----------------------------
                                                  Frederick S. Schiff
                                             Vice President and Controller