Form 10-K
BRISTOL MYERS SQUIBB CO
filed 1995-03-29
CIK 14272

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

         [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934   [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

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


The aggregate market value of voting stock held by non-affiliates of the registrant as of February 28, 1995 was $31,303,878,966. At February 28, 1995 there were 507,491,100 shares of common stock outstanding.


                        Documents incorporated by reference


Proxy Statement for Annual Meeting of Stockholders on May 2, 1995.     Part III

                                     PART I
                                     ------
Item 1.   BUSINESS.

DESCRIPTION OF BRISTOL-MYERS SQUIBB COMPANY
-------------------------------------------

General:
-------
Bristol-Myers Squibb Company ("Bristol-Myers Squibb" or the "Company") was incorporated under the laws of the State of Delaware in August 1933 under the name Bristol-Myers Company as successor to a New York business started in 1887. In 1989, Squibb Corporation merged with a subsidiary of Bristol-Myers Company, and Bristol-Myers Company changed its name to Bristol-Myers Squibb Company. Bristol-Myers Squibb, through its divisions and subsidiaries, is a major producer and distributor of pharmaceutical products, medical devices, nonprescription health products, toiletries and beauty aids. In general, the business of the Company's industry segments is not seasonal.

INDUSTRY SEGMENTS
-----------------
Reference is made to Note 3 Aquisitions and Divestitures and Note 17 Segment Information in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K Annual Report.

DESCRIPTION OF SEGMENTS
-----------------------

Pharmaceutical Products:
-----------------------
This segment includes sales of prescription medicines, mainly cardiovascular, anti-infective and anti-cancer drugs, which comprise about 40%, 25% and 20%, respectively, of the segment's sales, central nervous system drugs and other pharmaceutical products. Cardiovascular drugs include captopril, an angiotensin converting enzyme (ACE) inhibitor sold primarily under the trademarks CAPOTEN* and CAPOZIDE*; pravastatin sodium, an HMG Co-A reductase inhibitor, sold primarily under the trademark PRAVACHOL*; fosinopril sodium, a second-generation ACE inhibitor with convenient once-a-day dosage, sold primarily under the trademark MONOPRIL*; cholestyramine, a cholesterol-reducing agent, sold primarily under the trademark QUESTRAN*; nadolol, a once-a-day beta blocker used in the treatment of hypertension and angina pectoris, sold primarily under the trademarks CORGARD* and CORZIDE*; sotalol, a beta blocker with unique antiarrhythmic qualities, sold primarily under the trademark SOTACOR*; and K-LYTE*. Anti-infective drugs include cefadroxil monohydrate, an oral cephalosporin, sold primarily under the trademark DURICEF*; cefprozil, an oral cephalosporin used in the treatment of respiratory infections, sold primarily under the trademark CEFZIL*; amikacin, an aminoglycoside sold primarily under the trademark AMIKIN*; aztreonam, a monobactam antibiotic sold primarily under the trademark AZACTAM*; didanosine, an antiretroviral drug used in the treatment of adult and pediatric patients with advanced human immunodeficiency virus (HIV) infection, sold under the trademark VIDEX*; synthetic penicillins, sold under the trademarks POLYCILLIN* and POLYMOX*; cefatrizine, an oral cephalosporin, sold primarily under the

* Indicates brand names of products which are registered trademarks owned by the Company.

trademarks CEFAPEROS* and ZANITRIN*; and stavudine, a new antiretroviral drug approved in the U.S. in June 1994 for use in the treatment of persons with advanced HIV disease, sold under the trademark ZERIT*. Anti-cancer drugs include paclitaxel, which in April 1994 received clearance in the U.S. for use in treatment of breast cancer after failure of combination chemotherapy for metastatic disease or relapse within six months of adjuvant chemotherapy, and continues to be used in the treatment of refractory ovarian cancer, sold under the trademark TAXOL*; carboplatin, a chemotherapeutic agent used in the treatment of ovarian cancer, sold primarily under the trademark PARAPLATIN*; etoposide, used in the treatment of small cell lung cancer and refractory testicular cancer, sold primarily under the trademark VEPESID*; PLATINOL*, IFEX*, MEGACE*, BLENOXANE*, MUTAMYCIN* and CYTOXAN*. Central nervous system drugs include BUSPAR*, an anxiolytic; DESYREL*, an antidepressant; STADOL*, a potent prescription analgesic and STADOL NS*, a prescription nasal spray analgesic. In December 1994, the Company received FDA approval to market SERZONE*, a new antidepressant. In March 1995, the Company received FDA approval to market Glucophage, a new oral anti-diabetes agent for Type II non-insulin dependent diabetes. Dermatological drugs include DOVONEX*, a vitamin D3 analogue for the treatment of moderate psoriasis, and LAC-HYDRIN*, used in the treatment of moderate to severe dry skin. Other pharmaceutical products include OVCON*, an oral contraceptive; and ESTRACE*, an estrogen replacement.

Medical Devices:
---------------
This segment includes sales of orthopaedic implants, which comprise about 40% of the segment's sales, ostomy and wound care products, surgical instruments and other medical devices. Some of the principal products in this segment are the ZIMMER* Total System of artificial hips, the Insall/Burstein II Modular Total Knee System, the MGII* Total Knee System and the CENTRALIGN* Precoat Hip Prosthesis, orthopaedic implants; SUR-FIT/COMBIHESIVE*, ACTIVE LIFE/COLODRESS* and ILEODRESS*, ostomy care products; and DUODERM*, wound care products. In February 1995, the Company received FDA approval for the NEXGEN* Complete Knee Solution, an advanced knee replacement system.

Nonprescription Health Products:
-------------------------------
This segment includes sales of infant formulas and other nutritional products, which comprise about 65% of the segment's sales, analgesics, cough/cold remedies and skin care products. Some of the principal products in this segment are ENFAMIL*, PROSOBEE*, NUTRAMIGEN*, Gerber Baby Formula, and LACTOFREE*, infant formula products; ENFAPRO*, NEXT STEP* and ALACTA*, follow-on formula products for older babies; SUSTAGEN*, ISOCAL*, SUSTACAL* and NUTRAMENT*, nutritional supplements and specialties; THERAGRAN*, VI-FLOR*, VI-SOL* and NATALINS*, vitamins; EXCEDRIN*, BUFFERIN*, TEMPRA* NUPRIN*, EFFERALGAN*, ASPIRINE UPSA* and DAFALGAN*, analgesics; COMTREX*, a multi-symptom cold reliever; KERI*, a moisturizing body lotion; PRESUN*, a sun blocking agent; and ALPHA KERI*, a shower and bath oil.

Toiletries and Beauty Aids:
--------------------------
This segment includes sales of haircoloring and hair care preparations, which comprise about 75% of the segment's sales in 1994 and 65% in both 1993 and 1992, deodorants, anti-perspirants and other toiletries and beauty aids. Among the principal products in this segment are NICE 'N EASY*, MISS CLAIROL*, LOVING CARE*, ULTRESS*, NATURAL INSTINCTS*, haircolorings; the

CONDITION* line and other shampoos and after-shampoo treatment products; SYSTEME BIOLAGE*, VAVOOM!* and MATRIX ESSENTIALS*, professional hair care products sold exclusively in beauty salons; INFUSIUM 23*, professional hair care products; FINAL NET*, hair fixatives; VITALIS*, hair preparations; BAN* and MUM*, anti-perspirants/deodorants; and SEA BREEZE*, MATRIX* and SAUGELLA*, skin care products.

SOURCES AND AVAILABILITY OF RAW MATERIALS
-----------------------------------------
Bristol-Myers Squibb, for the most part, purchases the principal raw materials and supplies used in each industry segment in the open market. Substantially all such materials are obtainable from a number of sources so that the loss of any one source of supply would not have a material adverse effect on the Company.

PATENTS, TRADEMARKS AND LICENSES
--------------------------------
The Company owns or is licensed under a number of patents in the United States and foreign countries covering products, principally in the pharmaceutical products and medical devices segments, and has also developed many brand names and trademarks for products in each industry segment. The Company considers the overall protection of its patent, trademark and license rights to be of material value and acts to protect these rights from infringement. The Company believes that, except for the U.S. patent relating to captopril whose expiration date was redefined by legislation implementing the GATT treaty to February 1996, no single patent or license is of material importance in relation to the business as a whole. Due to questions surrounding the implementation of the GATT legislation, the effect of the new patent expiration date on the Company's overall performance is currently being evaluated.

COMPETITION, DISTRIBUTION AND CUSTOMERS
---------------------------------------
The markets in which Bristol-Myers Squibb competes are generally broad based, heavily competitive and include many competitors. The principal means of competition utilized to market the products of Bristol-Myers Squibb include quality, service, price and product performance. The products of the pharmaceutical products segment and the medical devices segment are promoted on a national and international basis in medical journals and directly to the medical profession. Most of the other products of Bristol-Myers Squibb are generally advertised and promoted on a national and international basis through the use of television, radio, print media, consumer offers, and window and in-store displays. Bristol-Myers Squibb's products are principally sold to the wholesale and retail trade both nationally and internationally. Certain products of the pharmaceutical products and medical devices segments are also sold to other drug manufacturers, hospitals and the medical profession. None of the segments is dependent upon a single customer, or a few customers, such that the loss of any one or more would have a material adverse effect on the segment.

RESEARCH AND DEVELOPMENT
------------------------
Research and development is essential to Bristol-Myers Squibb's businesses, particularly to the pharmaceutical products segment. Management continues to place great emphasis on these activities. Pharmaceutical research and development is carried out by the Bristol-Myers Squibb Pharmaceutical Research Institute which has major facilities in Princeton and New

Brunswick, New Jersey, Wallingford, Connecticut and Seattle, Washington. Pharmaceutical research and development is also carried out at various other facilities in the United States and in Belgium, France, Germany, Italy, Japan, and the United Kingdom.

Bristol-Myers Squibb spent $1,108 million in 1994, $1,128 million in 1993 and $1,083 million in 1992 on company sponsored research and development activities. Pharmaceutical research and development spending, as a percentage of pharmaceutical sales, was 13.6% in 1994 compared to 14.9% in 1993 and 14.8% in 1992.

REGULATION
----------
Most aspects of the Company's business are subject to some degree of government regulation in the countries in which its operations are conducted. The Company's policy is to comply fully with all regulatory requirements applying to its products and operations. For some products, and in some countries, government regulation is significant and, in general, there is a trend to more stringent regulation. The Company devotes significant time, effort and expense addressing the extensive governmental regulatory requirements applicable to its business. Governmental regulatory actions can result in the recall or seizure of products, suspension or revocation of the authority necessary for the production or sale of a product, and other civil and criminal sanctions.

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

EMPLOYEES
---------
Bristol-Myers Squibb employed approximately 47,700 people at December 31,
1994.

DOMESTIC AND FOREIGN OPERATIONS
-------------------------------
Reference is made to Note 17 Segment Information in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K Annual Report.

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

Item 2.   PROPERTIES.

Bristol-Myers Squibb's world headquarters is located at 345 Park Avenue, New York, New York, where it leases approximately 841,800 square feet of floor space, approximately 277,700 square feet of which is sublet to others. The Company's pharmaceutical world headquarters is located in Princeton, New Jersey. Other major domestic pharmaceutical facilities are located in Evansville, Indiana, New Brunswick and Plainsboro, New Jersey and Buffalo and Syracuse, New York. The Company's major domestic medical devices facilities are located in Warsaw, Indiana, Skillman, New Jersey and Greensboro, North Carolina.

Bristol-Myers Squibb manufactures products at forty-six major worldwide locations with an aggregate floor space of approximately 13,127,600 square feet. Forty-five are owned by Bristol-Myers Squibb and one facility is leased. The U.S. manufacturing facilities total seventeen, of which 47% and 24% are used in the manufacture of pharmaceutical products and medical devices, respectively. The non-U.S. operations include a total of twenty-nine major owned manufacturing facilities, of which 76% and 3% are used in the manufacture of pharmaceutical products and medical devices, respectively. These facilities are located in Australia, Brazil, Canada, China, Colombia, France, Germany, Ireland, Italy, Japan, Korea, Mexico, the Netherlands, the Philippines, South Africa, Taiwan, the United Kingdom and Venezuela, and aggregate approximately 6,336,400 square feet of space. The recent increase in the number and square footage of facilities operated is primarily due to the Company's recent acquisitions.

Portions of these facilities and other facilities owned or leased by Bristol-Myers Squibb in the United States and elsewhere are used for research, administration, storage and distribution. Bristol-Myers Squibb's facilities are well-maintained, adequately insured and in satisfactory condition.

Capital expenditures for the construction, expansion and modernization of production, research and administrative facilities aggregrated $577 million, $580 million and $654 million in 1994, 1993 and 1992, respectively.

Item 3.  LEGAL PROCEEDINGS.

Breast Implant Litigation
-------------------------
As of March 1, 1995, approximately 20,000 plaintiffs have filed suit against the Company, its subsidiary, Medical Engineering Corporation (MEC), and certain other subsidiaries, in federal and state courts and in certain Canadian provincial courts, alleging damages for personal injuries of various types resulting from polyurethane covered breast implants and smooth walled breast implants formerly manufactured by MEC or its predecessor. Most of these plaintiffs are participants in the pending class action settlement referred to below. A number of other manufacturers of breast implants, as well as suppliers of component parts and other parties, are also defendants in many of these cases. The plaintiffs typically seek damages for alleged medical ailments as well as punitive damages. Some of these women have sued numerous manufacturers without specifying the manufacturer of the implants involved.

The Company's insurers have been notified of the breast implant claims and the settlement and certain insurers have reserved their rights or declined to confirm coverage. In 1993, the Company commenced litigation in state court, Jefferson County, Texas, against most of the Company's insurers, seeking damages and a declaration of coverage. A trial of the insurance coverage case is expected in 1996.

In June 1992, all federal breast implant cases were consolidated for pre-trial purposes in the Northern District of Alabama following the certification of a federal class action of all breast implant recipients and their spouses. Early in 1994 the Company, MEC and other defendants and certain plaintiffs negotiated a settlement regarding all pending and future breast implant product liability claims brought in the United States against certain defendants. The settlement was subject to court approval and permitted claimants to elect not to participate (opt out). The settlement would create a series of claim funds to which settling defendants would contribute various amounts over approximately 30 years. Under the settlement, the aggregate contribution to be made by the Company and MEC is to be no more than $1.154 billion. In the fourth quarter of 1993, in anticipation of the settlement, the Company recorded a charge of $500 million before taxes ($310 million after taxes). The charge consisted of $1.5 billion for potential liabilities and expenses, offset by $1 billion of expected insurance proceeds. (Reference is made to Note 2 Special Charge in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K Annual Report.)

On September 1, 1994, the United States District Court gave its approval to the settlement. The court excluded claimants from Quebec, Ontario and Australia from the settlement but allowed voluntary participation by such women. Appeals of the court's order approving the settlement have been filed, primarily by health insurers, health care organizations and foreign claimants.

The court has reported that as of February 28, 1995, 7,270 United States women and 2,174 foreign women have elected to opt out of the settlement as to all defendants. With respect to opt outs by women from the United States, the Company currently estimates that approximately 3,000 women may assert claims based upon MEC implants, approximately 2,200 of whom reside in Texas. The Company has, at this time, identified approximately 300 of the foreign opt outs as having MEC implants. A number of the opt outs cannot, at this time, be identified as having implants of any particular manufacturer. The Company does not yet know the number of opt outs who have received implants from more than one company. With respect to many women who have opted out little is known about the nature of their claims. Some women who have opted out and who are said to have MEC implants have not yet sued the Company. The exact number of lawsuits that will remain in the event the settlement becomes effective is unknown at this time.

The cost to the Company of resolving the opt out claims is subject to a number of uncertainties in addition to the unknown quantity and quality of such claims. The relatively few trials against breast implant manufacturers have produced mixed results, and additional trials may affect the outlook. The Company has maintained throughout this litigation that breast implants do not cause disease and that reliance by plaintiffs' experts upon case studies rather than epidemiological data is insufficient. The results of continuing medical research and a variety of additional factors, including the success of other legal defenses, may substantially affect the cost of resolving opt out cases.

The success of the settlement depends, in part, upon the number and total amount of claims filed and approved. The number of claimants who will seek to participate in the settlement is unknown. As of January 1995 the court advised that approximately 350,000 women had registered with the claims office, and the registration deadline was extended to March 1, 1995. However, since all women with implants were urged by the court to register, the number of registrants will not indicate the number of women who have filed or will file claims against the settlement funds.

The deadline for filing claims against the settlement's current disease compensation fund passed on September 16, 1994. The court has not advised the parties of the number of current disease claims but the indication from the court is that the number is substantial. If the total amount of the approved current claims exceeds certain levels, the settlement provides for reduction of scheduled payments to women and the opportunity for claimants to opt out of the settlement. If that occurs, the settlement also provides that the parties shall consider changes in the settlement's terms and each defendant will also have an opportunity to withdraw from the settlement.
While the Company did not expect to receive from the court definitive information as to the total amount of approved current claims before late 1995, the court has recently advised that it has commenced a random sampling of claims with the objective of materially accelerating the availability of information as to the likelihood and range of any such reduction in scheduled payments.

In the fourth quarter of 1994, the Company recorded a special charge to earnings of $750 million before taxes ($488 million after taxes) on account of developments in this litigation, such as the opt outs by claimants. An additional charge to earnings may be required as additional information and contingencies related to the litigation become known or can be reasonably estimated.

DES Litigation
--------------
The Company is a defendant in a number of actions brought against it and other pharmaceutical companies in federal and state courts by the children or grandchildren of women who ingested diethylstilbestrol (DES), a product which had been, but is no longer, manufactured or sold by an affiliate of the Company. While it is not possible to determine the outcome of these actions, the Company believes that the ultimate disposition of these matters will not have a material adverse effect on the Company's operating results, liquidity or consolidated financial position.

Infant Formula Matters
----------------------
The Company, one of its subsidiaries and others are defendants in antitrust actions in 19 states filed on behalf of purported statewide classes of indirect purchasers of infant formula products and by the Attorneys General of Mississippi and Texas alleging a conspiracy regarding pricing of infant formula products and other violations of state antitrust or deceptive trade practices laws and seeking treble damages, statutory and civil penalties and injunctive and other relief. Motions to dismiss the state court actions in Colorado and Florida have been granted and plaintiffs have appealed. In one of the Texas actions, the trial court's dismissal of an amended class action complaint by indirect purchasers has been reversed and that decision has been appealed to the Texas Supreme Court. In a Louisiana action, a federal court's decision to remand the case has been appealed.
In addition, the State of Louisiana has filed a federal court action against the Company and others asserting claims similar to those previously asserted by the State of Florida and dismissed by the federal court in the Northern District of Florida. The State of Louisiana's case has been transferred for pre-trial purposes to the Northern District of Florida where the original and first amended complaints were dismissed but plaintiffs' motion to file a second amended complaint is pending. Plaintiffs' motions for class certification were granted in Wisconsin and Kansas. The Company and one of its subsidiaries have settled the claims of the Nestle Food Company alleging that the Company, one of its subsidiaries and others conspired to restrain competition in and maintain artificial barriers to entry into the United States infant formula market and engaged in other violations of federal and state antitrust or other laws. The Nestle action continues against the remaining defendants. There are pending investigations of infant formula pricing and marketing by five state Attorneys General. The Canadian Bureau of Competition Policy has commenced a civil and criminal inquiry into alleged anticompetitive practices among the Company and certain other members of the Canadian infant formula industry. The Company believes that the foregoing matters are without merit and that their ultimate disposition will not have a material adverse effect on the Company's operating results, liquidity or consolidated financial position.

Pharmaceutical Pricing Litigation
---------------------------------
The Company, along with more than 30 other pharmaceutical manufacturers, drug wholesalers and pharmacy benefit managers, is a defendant in over 63 actions brought by over 2,300 plaintiffs in various federal courts seeking damages and injunctive relief under the federal antitrust laws for alleged antitrust violations in the pricing and marketing of brand-name prescription drugs. The federal court cases have been transferred for pre-trial purposes to the United States District Court for the Northern District of Illinois. These lawsuits are of three different varieties:
(1) individual actions by independent retail pharmacies; (2) class actions by retail pharmacies seeking to represent a class comprised of those alleged to be similarly situated; and (3) individual actions by large retail pharmacy chains and supermarkets. The Court has denied motions by the defendant manufacturers to dismiss and for judgment on the pleadings and a motion by the defendant wholesalers for summary judgment. The Court has certified a class consisting of all persons (other than defendants, non-defendant wholesalers and certain others) who purchased brand-name prescription drugs directly from any of the defendants during the period from October 15, 1989, to the present. The defendants have entered into a judgment sharing arrangement, which plaintiffs are seeking to invalidate. The Court has set a trial date of February 5, 1996. Discovery is ongoing.

In addition, the Company, along with other pharmaceutical manufacturers, wholesalers, certain pharmacy benefit managers and others, has been named as a defendant in state court actions in California, Alabama, Wisconsin, Washington and Minnesota. These actions seek damages and injunctive relief under antitrust and other laws of the states in question for alleged violations in the pricing of prescription drugs, in some cases including those not sold under brand names. The actions in Wisconsin and Minnesota and several of the California actions are brought on behalf of purported classes of retail pharmacies. The Alabama case is brought on behalf of individual retail pharmacies. The Washington action and one of the California actions are brought on behalf of purported classes of consumers. The California actions have been consolidated in the Superior Court for San Francisco. Defendants' demurrers in the California actions have been denied. Discovery has commenced in some of these actions. Others are still at the pleading stage. The Company believes that these actions are without merit and that their ultimate disposition will not have a material adverse effect on the Company's results of operations, liquidity or consolidated financial position.

Securities Litigation
---------------------
The Company has entered into a settlement of a class action filed in the United States District Court for the Southern District of New York alleging violations of federal securities laws and regulations in connection with, among other things, earnings projections. At a hearing on March 10, 1995, the court approved the settlement, but has not yet entered the final order and judgment. The settlement will not have a material adverse effect on the Company's operating results, liquidity or consolidated financial position.

Environmental Matters
---------------------
The Company, together with others, is a party to, or otherwise involved in, a number of proceedings brought by the Environmental Protection Agency or comparable state agencies under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA or Superfund) or comparable state laws directed at the cleanup of hazardous waste sites. While it is not possible to predict with certainty the outcome of these cases, the Company believes that the ultimate disposition of these matters will not have a material adverse effect on the Company's operating results, liquidity or consolidated financial position.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                    PART IA
                                    -------


EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------

The following are the executive corporate officers and the other executive officers of the Registrant:



                                        Positions and Offices Presently
     Name                     Age           Held With The Registrant
------------------------      ---  ------------------------------------
Richard L. Gelb               70   Chairman of the Board, Director and
                                   Chairman of the Executive Committee

Charles A. Heimbold, Jr.      61   President and Chief Executive Officer
                                   and Director

Michael E. Autera             56   Executive Vice President and Director

Harrison M. Bains, Jr.        51   Treasurer and Vice President, Corporate
                                   Staff

Samuel L. Barker, Ph.D.       52   President, Bristol-Myers Squibb U.S.
                                   Pharmaceuticals

Stephen E. Bear               43   President, Worldwide Consumer Medicines

Andrew G. Bodnar, M.D.        47   President, Oncology/Immunology and
                                   Worldwide Strategic Business
                                   Development - Bristol-Myers Squibb
                                   Pharmaceutical Group

Alice C. Brennan              42   Corporate Secretary and Vice President,
                                   Corporate Staff

Jack M. Cooper                55   Vice President, Information Management,
                                   Corporate Staff

Peter R. Dolan                39   President, Mead Johnson Nutritional
                                   Group

Richard A. Druckman           55   Vice President, Strategic Planning,
                                   Corporate Staff

Terence N. Furness            47   President, Zimmer, Inc.

John D. Glover                56   Vice President, Corporate Security,
                                   Corporate Staff

Samuel A. Hamad               53   President, Bristol-Myers Squibb
                                   Pharmaceuticals - Intercontinental

                                        Positions and Offices Presently
     Name                     Age           Held With The Registrant
------------------------      ---  ------------------------------------
Thomas M. Hellman, Ph.D.      51   Vice President, Environmental Affairs,
                                   Occupational Health and Safety,
                                   Corporate Staff

E. Lynn Johnson               50   Senior Vice President, Corporate Staff

George P. Kooluris            50   Senior Vice President, Corporate
                                   Development, Corporate Staff

Margaret E. Maruschak         48   Vice President, Issues Management,
                                   Corporate Staff

John L. McGoldrick            54   General Counsel and Senior Vice
                                   President, Corporate Staff

Michael F. Mee                52   Chief Financial Officer and Senior Vice
                                   President, Corporate Staff

Leon E. Rosenberg, M.D.       62   President, Bristol-Myers Squibb
                                   Pharmaceutical Research Institute

Stephen I. Sadove             43   President, Worldwide Clairol

Frederick S. Schiff           47   Controller and Vice President, Corporate
                                   Staff

Eileen S. Silvers             46   Vice President, Taxes, Corporate Staff

John L. Skule                 51   Vice President, Public Affairs,
                                   Corporate Staff

Joseph G. Solari, Jr.         50   President, ConvaTec and President,
                                   Bristol-Myers Squibb Medical Products
                                   Group

Charles G. Tharp, Ph.D.       43   Senior Vice President, Human Resources,
                                   Corporate Staff

Richard L. Thompson           50   Vice President, Government Affairs,
                                   Corporate Staff

Wesley M. Thompson            53   President, Nutritional - Asia & Pacific
                                   Rim, Mead Johnson Nutritional Group

Joachim H. von Roy            49   President, Bristol-Myers Squibb
                                   Pharmaceuticals - Europe

Kenneth E. Weg                56   President, Bristol-Myers Squibb
                                   Pharmaceutical Group

Persons who hold titles as elected corporate officers of the Registrant were last elected or reelected to the office held at the general election of officers by the Registrant's Board of Directors on May 3, 1994. Officers of the Registrant serve in such capacity at the pleasure of the Board of Directors of the Registrant.

     RICHARD L. GELB - From 1972 to 1993, Chief Executive Officer, the Registrant. Mr. Gelb has been Chairman of the Board of Directors of the Registrant since 1976. Mr. Gelb has been a director of the Registrant since 1960 and Chairman of the Executive Committee of the Board of Directors of the Registrant since 1976.

     CHARLES A. HEIMBOLD, JR. - From 1989 to 1992, Executive Vice President of the Registrant. Mr. Heimbold has been a director of the Registrant since 1989, President of the Registrant since 1992 and the Chief Executive Officer of the Registrant since 1994.

     MICHAEL E. AUTERA - From 1977 to 1994, Chief Financial Officer of the Registrant. Mr. Autera has been a director of the Registrant since 1991 and Executive Vice President of the Registrant since 1989.

     HARRISON M. BAINS, JR. - Mr. Bains has been Treasurer and Vice President, Corporate Staff of the Registrant since 1988.

     SAMUEL L. BARKER, Ph.D. - From 1989 to 1990, Vice President, Pacific, Asia & Middle East Area, Squibb Intercontinental, a division of the Registrant. From 1990 to 1991, Vice President, Asia/Pacific, from 1991 to 1992, President, Bristol-Myers Squibb Pharmaceuticals - Intercontinental, a division of the Registrant, and from 1992 to 1994, President, Bristol-Myers Squibb U.S. Pharmaceutical Division, a division of the Registrant. Dr. Barker has been President, U.S. Pharmaceuticals of the Bristol-Myers Squibb Pharmaceutical Group, a division of the Registrant, since 1994.

     STEPHEN E. BEAR - From 1988 to 1991, President, Bristol-Myers Products, a division of the Registrant. From 1988 to 1990, Vice President of the Registrant. From 1991 to 1993, Senior Vice President, Strategic Planning, Bristol-Myers Squibb Consumer Products Group, a division of the Registrant, and from 1993 to 1994, Executive Vice President of the Bristol-Myers Squibb Consumer Products Group. Mr. Bear has been President, Worldwide Consumer Medicines, a division of the Registrant, since 1994.

     ANDREW G. BODNAR, M.D. - From 1988 to the present, Associate Physician, Massachusetts General Hospital, a health care facility. From 1989 to 1990, Senior Vice President and Chief Operating Officer, The Squibb Institute for Medical Research, a division of the Registrant. During 1990, Senior Vice President, Administration and Planning, Bristol-Myers Squibb Pharmaceutical Research Institute, a division of the Registrant. From 1990 to 1993, Senior Vice President, Strategic Management, Bristol-Myers Squibb Pharmaceutical Group, a division of the Registrant, and from 1993 to 1994, President, Bristol-Myers Squibb Specialty Pharmaceuticals, Bristol-Myers Squibb Pharmaceutical Group, a division of the Registrant. During 1994, President, Oncology/Diagnostics and Worldwide Strategic Business Development, Bristol-Myers Squibb Pharmaceutical Group, a division of the Registrant. Dr. Bodnar has been President, Oncology/Immunology and Worldwide Strategic Business Development, Bristol-Myers Squibb Pharmaceutical Group, a division of the Registrant, since 1994.

     ALICE C. BRENNAN - From 1988 to 1992, Manager, Agricultural
Section-Patent Law Department and from 1992 to 1994, Secretary of American Cyanamid Company, a pharmaceutical and agricultural company. Ms. Brennan has been Vice President and Corporate Secretary, Corporate Staff of the Registrant since 1994.

     JACK M. COOPER - From 1990 to 1995, Corporate Vice President and Chief Information Officer, The Seagram Company, Ltd., a premium beverage company. Mr. Cooper has been Vice President, Information Management, Corporate Staff of the Registrant since March 1995.

     PETER R. DOLAN - From 1990 to 1991, Senior Vice President, Marketing and Sales, from 1991 to 1992, Senior Vice President, Marketing, Sales and Operations and from 1992 to 1993, Executive Vice President, Bristol-Myers Products, a division of the Registrant. From 1993 to January 1995, President, Bristol-Myers Products, a division of the Registrant. Mr. Dolan has been President, Mead Johnson Nutritional Group, a division of the Registrant, since January 1995.

     RICHARD A. DRUCKMAN - From 1990 to 1991, Senior Vice President, Strategic Planning and Quality/Productivity, Bristol-Myers Squibb
Pharmaceutical Group, a division of the Registrant. Mr. Druckman has been Vice President, Strategic Planning, Corporate Staff of the Registrant since 1991.

     TERENCE N. FURNESS - From 1988 to 1991, President, Medical Gloves Division, Becton Dickinson and Company, a medical technology company, and from 1991 to 1995, President, Smith & Nephew Medical Products Group. Mr. Furness has been President of Zimmer, Inc., a subsidiary of the Registrant, since March 1995.

     JOHN D. GLOVER - Mr. Glover has been Vice President, Corporate Security, Corporate Staff of the Registrant since 1989.

     SAMUEL A. HAMAD - From 1989 to 1990, Senior Vice President, Bristol-Myers Squibb Pharmaceutical Group, a division of the Registrant, and from 1990 to 1992, President, Bristol-Myers Squibb Pharmaceuticals - Northern Europe, a division of the Registrant. Mr. Hamad has been President, Bristol-Myers Squibb Pharmaceuticals - Intercontinental, a division of the Registrant, since 1992.

     THOMAS M. HELLMAN, Ph.D. - From 1989 to 1991, Corporate Manager, Environmental Health and Safety Operations, General Electric Company, a diversified technology, manufacturing and services company. Dr. Hellman has been Vice President, Environmental Affairs, Occupational Health and Safety, Corporate Staff of the Registrant since 1991.

     E. LYNN JOHNSON - From 1989 to 1991, Senior Vice President, Human Resources and Administration, Bristol-Myers Squibb Pharmaceutical Group, a division of the Registrant, and from 1991 to 1993, Senior Vice President, Human Resources, Corporate Staff of the Registrant. From 1993 to January 1995, President, Mead Johnson Nutritional Group, a division of the Registrant. Mr. Johnson has been a Senior Vice President, Corporate Staff of the Registrant since January 1995.

     GEORGE P. KOOLURIS - From 1980 to 1993, Vice President, Corporate Development, Corporate Staff of the Registrant. Mr. Kooluris has been Senior Vice President, Corporate Development, Corporate Staff of the Registrant since 1994.

     MARGARET E. MARUSCHAK - Ms. Maruschak has been Vice President, Issues Management, Corporate Staff of the Registrant since 1989.

     JOHN L. McGOLDRICK - From 1974 to 1994, Partner, McCarter & English, Attorneys At Law. Mr. McGoldrick has been General Counsel and Senior Vice President, Corporate Staff of the Registrant since January 1995.

     MICHAEL F. MEE - From 1985 to 1990, Vice President of Finance and Chief Financial Officer and from 1987 to 1990, director of Norton Company, a manufacturer of abrasives and engineering materials. From 1990 to 1992, Executive Vice President, Finance and Chief Financial Officer, from 1990 to 1993, director and from 1992 to 1993, Chairman of the Board and Chief Financial Officer of Wang Laboratories, Inc., a provider of computer-based information processing products and services. Mr. Mee has been Chief Financial Officer and Senior Vice President, Corporate Staff of the Registrant since 1994.

     LEON E. ROSENBERG, M.D. - From 1980 to 1991, C.N.H. Long Professor of Human Genetics and from 1984 to 1991, Dean, Yale University School of Medicine, an educational institution. Dr. Rosenberg has been President, Bristol-Myers Squibb Pharmaceutical Research Institute, a division of the Registrant, since 1991.

     STEPHEN I. SADOVE - From 1989 to 1991, Executive Vice President and General Manager, Desserts Division, General Foods USA, General Foods Corporation, a diversified consumer products company. From 1991 to 1994, President of Clairol Incorporated, a subsidiary of the Registrant. Mr. Sadove has been President, Worldwide Clairol, a division of the Registrant, since 1994.

     FREDERICK S. SCHIFF - From 1987 to 1990, Assistant Controller, Corporate Staff, the Registrant. Mr. Schiff has been Controller and Vice President, Corporate Staff of the Registrant since 1990.

     EILEEN S. SILVERS - From 1983 to 1994, Partner, Tax Department of Paul, Weiss, Rifkind, Wharton & Garrison, Attorneys At Law. Ms. Silvers has been Vice President, Taxes, Corporate Staff of the Registrant since 1994.

     JOHN L. SKULE - From 1990 to 1991, Vice President, Industry & Public Affairs, Bristol-Myers Squibb Pharmaceutical Group, a division of the Registrant. From 1991 to 1993, Vice President, Corporate Affairs, American Home Products Corporation, a pharmaceutical and consumer products company. Mr. Skule has been Vice President, Public Affairs, Corporate Staff of the Registrant since 1993.

     JOSEPH G. SOLARI, JR. - During 1989, President, Squibb Medical Products, a division of the Registrant. Mr. Solari has been President, Bristol-Myers Squibb Medical Products Group, a division of the Registrant, since 1990 and President, ConvaTec, a division of the Registrant, since 1991.

     CHARLES G. THARP, Ph.D. - From 1987 to 1990, Director, Compensation and Benefits, Corporate Staff, the Registrant. From 1990 to 1991, Vice President, Compensation and Human Resource Development, Corporate Staff of the Registrant. From 1991 to 1993, Vice President, Compensation, Benefits and Human Resource Development, Corporate Staff, the Registrant. Dr. Tharp has been Senior Vice President, Human Resources, Corporate Staff of the Registrant since 1993.

     RICHARD L. THOMPSON - Mr. Thompson has been Vice President, Government Affairs, Corporate Staff of the Registrant since 1989.

     WESLEY M. THOMPSON - From 1990 to 1991, President, Japan, Bristol-Myers Squibb Consumer Products Group - International, a division of the Registrant, and from 1992 to 1994, President, Bristol-Myers Squibb Consumer Products Group - International, a division of the Registrant. Mr. Thompson has been President, Consumer & Nutritional - Asia & Pacific Rim, Mead Johnson Nutritional Group, a division of the Registrant, since 1994.

     JOACHIM VON ROY - From 1988 to 1990, President, Squibb, Central Europe Region, a division of the Registrant, and from 1990 to 1993, President, Bristol-Myers Squibb Pharmaceuticals - Central Europe, a division of the Registrant. Mr. von Roy has been President, Bristol-Myers Squibb
Pharmaceuticals - Europe, a division of the Registrant, since 1993.

     KENNETH E. WEG - From 1989 to 1990, President, Squibb U.S. and Bristol-Myers Squibb International Pharmaceutical Group, a division of the Registrant, and from 1990 to 1991, President, Bristol-Myers Squibb International Pharmaceutical Group, a division of the Registrant. From 1991 to 1993, President, Bristol-Myers Squibb Pharmaceutical Operations, a division of the Registrant. Mr. Weg has been President, Bristol-Myers Squibb Pharmaceutical Group, a division of the Registrant, since 1993.

     In addition to the positions and offices heretofore listed, all of the foregoing executive corporate officers and other executive officers of the Registrant are directors and/or officers of one or more affiliates of the Registrant, with the exception of Messrs. Autera, Cooper, Druckman, Furness, Glover, Heimbold, Hellman, Johnson and Skule and Ms. Maruschak.

                                    PART II
                                    -------

Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
        STOCKHOLDER MATTERS.

MARKET PRICES
-------------
Bristol-Myers Squibb common and preferred stocks are traded on the New York Stock Exchange and the Pacific Stock Exchange (symbol: BMY). A quarterly summary of the high and low market prices is presented below:

                                   1994                 1993
                            ------------------   -------------------
                               High        Low      High         Low
Common:                     -------   --------   -------     -------
First Quarter               $59 7/8   $50        $67 1/4     $52 7/8
Second Quarter               56 1/4    50 1/8     62 3/8      56 1/4
Third Quarter                58 3/4    51 1/8     60 1/8      50 7/8
Fourth Quarter               61        55 3/4     62 1/4      54 3/4

                                   1994                 1993
                            ------------------   -------------------
                               High        Low      High         Low
Preferred:                  -------   --------   -------     -------
First Quarter               $244      $244       $271        $230
Second Quarter               232       214            No Trades
Third Quarter                232       220        236         227 1/2
Fourth Quarter               262       231            No Trades

HOLDERS OF COMMON STOCK
-----------------------
The approximate number of record holders of common stock at December 31, 1994 was 163,372.

The number of record holders is based upon the actual number of holders registered on the books of Bristol-Myers Squibb at such date and does not include holders of shares in "street names" or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

DIVIDENDS
---------
Dividend payments per share in 1994 and 1993 were:

                                 Common                  Preferred
                            ---------------          -----------------
                             1994      1993           1994        1993
                            -----     -----          -----       -----
First Quarter               $ .73     $ .72          $ .50       $ .50
Second Quarter                .73       .72            .50         .50
Third Quarter                 .73       .72            .50         .50
Fourth Quarter                .73       .72            .50         .50
                            -----     -----          -----       -----
  Year                      $2.92     $2.88          $2.00       $2.00
                            =====     =====          =====       =====

Item 6. SELECTED FINANCIAL DATA.

FIVE-YEAR FINANCIAL SUMMARY
---------------------------
OPERATING RESULTS
-----------------

(dollars in millions,
  except per share amounts)  1994      1993      1992      1991      1990
                          -------   -------   -------   -------    ------

Net Sales                 $11,984   $11,413   $11,156   $10,571    $9,741
                          -------   -------   -------   -------    ------
Expenses:
Cost of products sold       3,122     3,029     2,857     2,717     2,665
Marketing, selling and
  administrative            3,166     3,098     3,075     2,946     2,717
Advertising and product
  promotion                 1,367     1,255     1,291     1,263     1,189
Research and development    1,108     1,128     1,083       983       873
Other (*)                     666       332       863      (122)     (136)
                          -------   -------   -------   -------    ------
                            9,429     8,842     9,169     7,787     7,308
                          -------   -------   -------   -------    ------
Earnings from Continuing
 Operations Before
  Income Taxes              2,555     2,571     1,987     2,784     2,433

Provision for income taxes    713       612       449       793       742
                          -------   -------   -------   -------    ------
Earnings from Continuing
  Operations              $ 1,842   $ 1,959   $ 1,538   $ 1,991    $1,691
                          =======   =======   =======   =======    ======
Dividends paid on common
  and preferred stock     $ 1,485   $ 1,485   $ 1,428   $ 1,249    $1,116

Earnings from continuing
 operations per common
 share (*)                   3.62      3.80      2.97      3.82      3.22

Dividends per common share   2.92      2.88      2.76      2.40      2.12

(*) Includes a special charge for pending and future product liability claims of $750 million before taxes, $488 million after taxes, or $.96 per share, in 1994 and $500 million before taxes, $310 million after taxes, or $.60 per share, in 1993. In 1992, includes a provision for restructuring of $890 million before taxes, $570 million after taxes, or $1.10 per share.

Item 6. SELECTED FINANCIAL DATA. (con't.)

FIVE-YEAR FINANCIAL SUMMARY
---------------------------
FINANCIAL POSITION AT DECEMBER 31
---------------------------------

(dollars in millions)        1994      1993      1992      1991      1990
                          -------   -------   -------    ------    ------

Current assets            $ 6,710   $ 6,570   $ 6,621    $5,567    $5,670
Property, plant and
  equipment                 3,666     3,374     3,141     2,936     2,631
Total assets               12,910    12,101    10,804     9,416     9,215

Current liabilities         4,274     3,065     3,300     2,752     2,821
Long-term debt                644       588       176       135       231
Total liabilities           7,206     6,161     4,784     3,621     3,797

Stockholders' equity        5,704     5,940     6,020     5,795     5,418

Average common shares
  outstanding (in millions)   509       515       518       521       525


Reference is made to Note 2 Special Charge, Note 3 Acquisitions and Divestitures, Note 4 Provision for Restructuring, Note 14 Postretirement Benefit Plans Other Than Pensions and Note 18 Contingencies, appearing in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K Annual Report.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SUMMARY
-------
During 1994, Bristol-Myers Squibb's worldwide sales increased 5% over the prior year to $12.0 billion. Domestic sales increased 4% to $7.0 billion, while international sales increased 7% to $5.0 billion.

Excluding the 1994 and 1993 special charges recorded in connection with pending and future breast implant product liability claims, earnings before income taxes increased 8% to $3,305 million in 1994, while net earnings increased 3% to $2,330 million and earnings per share increased 4% to $4.58 from $4.40 in 1993. Including these charges, earnings before income taxes were $2,555 million in 1994 and $2,571 million in 1993, net earnings were $1,842 million in 1994 and $1,959 million in 1993 and earnings per share were $3.62 in 1994 and $3.80 in 1993.

During 1994 and early 1995, the Company made significant external investments to build sales and earnings. The acquisition of the remaining ownership interest in the UPSA Group, the leading maker and marketer of analgesics in France and Belgium and a world leader in effervescent technology, was completed. The Company also acquired Matrix Essentials, Inc., the leading manufacturer in North America of professional hair care and beauty products sold exclusively in beauty salons, and equity stakes in Azupharma GmbH, one of Germany's major generic pharmaceutical companies, and Cadus Pharmaceutical, a biotechnology company that develops novel drug screening techniques. In January 1995, the Company completed the acquisition of Calgon Vestal Laboratories, a skin care and infection control products business.

Bristol-Myers Squibb's financial position remains strong. At December 31, 1994, the Company held $2.4 billion in cash, time deposits and marketable securities. Cash provided by operating activities totaled $2.3 billion and continued to be the primary source to finance research, new product development and introductions, capital spending and working capital needs. It also was used to pay dividends of nearly $1.5 billion in 1994.
Dividends per common share were $2.92 in 1994, increasing from $2.88 per share paid in 1993. In December 1994, an additional dividend increase was announced, with a 1995 indicated annual payment of $2.96. With this 1995 annual payment, Bristol-Myers Squibb dividends will have increased at a compound annual growth rate of 13% over the past 10 years. Bristol-Myers Squibb's strong financial position is evidenced further by its triple A credit rating, substantial unused borrowing capacity and high return on equity.

NET SALES AND EARNINGS
----------------------
Worldwide sales increased 5% in 1994 to $12.0 billion, compared to increases of 2% and 6% in 1993 and 1992, respectively. Volume growth was the primary contributor to the increase in sales in 1994, while price increases contributed 1% to growth in the U.S. and on a worldwide basis. Exchange rate fluctuations had no effect on total sales growth for the year. In 1993, the 2% increase in sales reflected a 3% increase due to volume, a 2% increase due to pricing, offset in part by a 3% decrease due to the unfavorable effect of foreign currency translation. Domestic sales increased 4% in 1993 compared to 1% in 1992, while international sales remained constant in 1993 and increased 12% in 1992.

The Company previously reported its agreement to settle pending and future breast implant product liability claims (related to a previously discontinued business of a subsidiary) brought against it, its Medical Engineering Corporation subsidiary, and certain other subsidiaries. The Company recorded a charge in 1993 of $500 million before taxes, $310 million after taxes, or $.60 per share. The charge consisted of $1.5 billion in anticipation of its share of the pending settlement and costs of the litigation, offset by expected insurance proceeds of $1 billion.

Various events occurred in 1994, including a number of claimants opting out of the settlement (see Notes 2 and 18 to the financial statements). Based upon preliminary analyses of the number of such opt outs and of other issues, in the fourth quarter of 1994 the Company recorded a special charge to earnings of $750 million before taxes, $488 million after taxes, or $.96 per share.

As a result of these charges, net earnings were $1,842 million, or $3.62 per share, in 1994 and $1,959 million, or $3.80 per share, in 1993. In the fourth quarter of 1992, a charge of $890 million before taxes, $570 million after taxes, or $1.10 per share, was recorded in connection with various restructuring actions. Earnings from continuing operations were $1,538 million, or $2.97 per share, in 1992. Excluding the charges, net earnings were $2,330 million, or $4.58 per share, in 1994 and $2,269 million, or $4.40 per share, in 1993, and earnings from continuing operations were $2,108 million, or $4.07 per share, in 1992.

The effective income tax rate on earnings before income taxes was 27.9% in 1994 compared to 23.8% and 22.6% in 1993 and 1992, respectively. Excluding the charges, the effective income tax rate on earnings before income taxes was 29.5% in 1994, 26.1% in 1993 and 26.7% in 1992. The higher 1994 effective income tax rate resulted from the curtailment of certain tax benefits from Puerto Rico operations, enacted in the Omnibus Budget Reconciliation Act of 1993.

EXPENSES
--------
Total costs and expenses as a percentage of sales, excluding the charges, were 72.4% in 1994 compared to 73.1% in 1993 and 74.2% in 1992. As a percentage of sales, cost of products sold decreased to 26.1% in 1994 from 26.5% in 1993 due to favorable product mix and the divestiture of businesses with higher cost of sales. In 1993, cost of products sold increased as a percentage of sales from 25.6% in 1992 primarily as a result of higher manufacturing costs of newer pharmaceutical products.

Marketing, selling and administrative expenses, as a percentage of sales, decreased to 26.4% in 1994 from 27.1% in 1993 and 27.6% in 1992 primarily as a result of reductions in selling expenses and the Company's ongoing commitment to contain administrative costs.

Advertising and promotion expenses in support of new and existing products increased to $1,367 million in 1994 from $1,255 million in 1993 primarily as a result of increases in the toiletries and beauty aids segment, due to the addition of Matrix, and in the pharmaceutical products segment, in preparation for the launches of certain products. In 1993, advertising and promotion expenses decreased from 1992 levels due to lower spending in the nonprescription health and pharmaceutical products segments, offset in part by increased spending in the toiletries and beauty aids segment.

The Company's investment in research and development in 1994 totaled $1,108 million, which approximated 1993 and 1992 levels. The high level of spending reflects the Company's continued commitment to research over a broad range of therapeutic areas and clinical development in support of newer products. Over the last 10 years, research and development expenses increased at a compound annual growth rate of 13%. In 1994, research and development spending dedicated to the discovery and development of pharmaceutical products was 13.6% of pharmaceutical sales compared to 14.9% and 14.8% in 1993 and 1992, respectively.

INDUSTRY SEGMENTS
-----------------
By the end of 1994, Bristol-Myers Squibb had 26 products with more than $100 million in annual sales, including products from all four industry segments. In general, the business of the Company's industry segments is not seasonal.

Sales in the Pharmaceutical Products Segment, which represents the largest segment at 58% of total company sales, increased 7% in 1994 to $6,970 million. Volume growth was the primary contributor to this increase while price increases had only a 1% effect. Exchange rate fluctuations had no effect on the segment's sales growth for the year. Domestic and international sales increased 9% and 4%, respectively, primarily due to volume growth. Sales of cardiovascular drugs, the largest product group in the segment at $2.8 billion, increased 8%. Captopril, an angiotensin converting enzyme (ACE) inhibitor and the Company's largest selling product, is primarily sold under the trademark CAPOTEN*. In the U.S., the expiration date of the CAPOTEN* patent was redefined by legislation implementing the GATT treaty to February 1996. Due to questions surrounding the implementation of the GATT legislation, the effect of the new patent expiration date on the Company's overall performance is currently being evaluated. In Germany, the patent expiration for CAPOTEN* was February 1995. Sales of captopril increased 4% in 1994 to $1.5 billion ($581 million in the U.S.) benefiting from new indications for the treatment of diabetic nephropathy and left ventricular dysfunction. PRAVACHOL*, the Company's largest selling cholesterol-lowering agent with sales exceeding $640 million, and MONOPRIL*, a second generation ACE inhibitor with once-a-day dosage, performed well, with good volume growth in the U.S. and in overseas markets. Sales of the Company's anti-infectives decreased 2% to $1.5 billion as increases in sales of CEFZIL*, an oral cephalosporin used in the treatment of respiratory infections, and introductory sales of ZERIT*, the Company's new antiretroviral drug approved in the U.S. in June 1994, were more than offset by declines in sales of AZACTAM*, VIDEX*, AMIKIN*, which is experiencing generic competition, and in broad spectrum penicillins. In the Company's line of anti-cancer drugs, sales increased 13% to $1.3 billion, strengthening the Company's leadership position in cancer therapy. Sales of TAXOL* (paclitaxel), the Company's newest anti-cancer agent, were strong. In April 1994, TAXOL* received clearance in the U.S. for use in the treatment of breast cancer after failure of combination chemotherapy for metastatic disease or relapse within six months of adjuvant chemotherapy. In late 1992, TAXOL* was initially cleared in the U.S. and Canada for treatment of patients with ovarian cancer whose first-line or subsequent chemotherapy has failed, and, during 1993 and 1994, TAXOL* received clearance for marketing in a number of countries in Europe, Latin America and the Pacific area. Sales of PLATINOL* and PARAPLATIN* also increased. These increases were partially offset by decreases in sales of VEPESID* (the patent for which expired in the U.S. in November 1993).

Sales of central nervous system drugs increased 17% primarily due to growth of STADOL NS*, a prescription nasal spray analgesic, and BUSPAR*, the Company's novel anti-anxiety agent. Dermatological drug sales increased with the introduction of DOVONEX*, a vitamin D3 analogue for the treatment of moderate psoriasis. In July 1994, the Company sold Squibb Diagnostics, its contrast media and radiopharmaceuticals businesses, to Bracco S.p.A. The Company will continue manufacturing certain diagnostic products, including ProHance and Isovue, and nuclear medicine products. The Company also will act as Bracco's distributor in Canada.

In December 1994, the Company received FDA approval to market SERZONE*, a new antidepressant. It is expected that Glucophage, the Company's new oral anti-diabetes agent for Type II non-insulin dependent diabetes, a product licensed from the French company Lipha, will be marketed in 1995.

In 1993, pharmaceutical products segment sales increased 3% with a 5% increase due to volume, a 1% increase due to pricing and a 3% decrease due to the unfavorable effect of foreign currency translation. Increases in sales of PRAVACHOL*, MONOPRIL*, CEFZIL*, VEPESID* and BUSPAR* and introductory sales of TAXOL* were offset in part by decreases in sales of CAPOTEN*, CORGARD* and AMIKIN*. In 1992, sales in the segment increased 7% primarily as a result of increased cardiovascular, anti-infective, anti-cancer and central nervous system drug sales.

Operating profit margin in 1994 of 32.6% remained relatively constant with the 32.7% reported in the prior year. In 1993, operating profit margin increased to 32.7% from 31.0% in 1992, excluding the restructuring charge. The increase in 1993 resulted from reductions in selling and advertising expenses, offset in part by higher manufacturing costs of newer pharmaceutical products.

In the Medical Devices Segment, sales of $1,685 million remained relatively constant with prior year levels. Excluding the sales of Edward Weck Incorporated, which was divested in December 1993, and Xomed-Treace, Inc., which was divested in April 1994, sales increased 6%, reflecting a 4% increase due to volume, a 1% increase due to pricing and a 1% increase due to the favorable effect of foreign currency translation. Accordingly, domestic sales increased 1%, while international sales increased 12%. Worldwide sales of prosthetic implants, which were adversely affected by competitive pressures, increased 2% with growth of the Insall/Burstein II Modular Total Knee System, the MG II* Total Knee System and the CENTRALIGN* Precoat Hip Prosthesis. Sales of ostomy care products increased 9% over the prior year, with volume growth of the ACTIVE LIFE/COLODRESS* and the SUR-FIT/COMBIHESIVE* product lines in the U.S. and in international markets. As a result of continued product enhancements, the Company is the worldwide market share leader in sales of ostomy care products. Sales of wound care products increased 18% due to the ongoing success of the DUODERM* product line. In January 1995, the Company completed the acquisition of Calgon Vestal Laboratories, a skin care and infection control products business.

In 1993, worldwide sales of medical devices increased 2% as a result of a 3% increase due to pricing, a 1% increase due to volume and a 2% decrease due to the unfavorable effect of foreign currency translation. The sales growth primarily resulted from increased sales of prosthetic implants, ostomy and wound care products. In 1992, sales in the segment increased 7% primarily due to increased sales of prosthetic implants, ostomy, wound care and arthroscopy products, offset in part by volume declines due to product lines divested in 1991.

Operating profit margin in the medical devices segment was 29.5% in 1994, 28.1% in 1993 and 27.6% in 1992, excluding the charges. The increase in 1994 resulted from declines in selling expenses as a percentage of sales, while the increase in 1993 resulted from declines in selling and administrative expenses. As a result of the special charges recorded in connection with pending and future breast implant product liability claims and related expenses, the medical devices segment recorded operating losses of $253 million in 1994 and $24 million in 1993.

Sales in the Nonprescription Health Products Segment increased 4% to $2,043 million with a 3% increase due to pricing and a 1% increase due to volume. Exchange rate fluctuations had no effect on the segment's sales growth for the year. Sales of infant formulas increased 3% over prior year levels due to ENFAMIL*, the Company's leading routine infant formula, LACTOFREE*, a milk-based, lactose-free infant formula, and introductory sales of NEXT STEP* Toddler Formula, a formula intended for toddlers up to 18 months and beyond. During 1994, several new contracts under the federal government's Women, Infants and Children (WIC) program became effective. Sales of analgesics increased 10% on a worldwide basis with the addition of EFFERALGAN*, ASPIRINE UPSA* and DAFALGAN* from UPSA, enhancing the Company's participation in Europe's growing self-medication marketplace. Sales of analgesics also reflected increased sales of EXCEDRIN*, the Company's largest selling analgesic in the U.S., and increased sales of BUFFERIN* in Japan.

In 1993, worldwide sales of nonprescription health products remained at prior year levels as domestic declines, primarily in sales of EXCEDRIN* and BUFFERIN* analgesics which were adversely affected by increased competition in the U.S. market, were offset by international increases, primarily in sales of BUFFERIN* analgesics and ISOCAL* adult nutritional products. In 1992, sales in the segment increased 3% as a result of international sales growth of ENFAMIL*, ENFAPRO* and PROSOBEE* infant formulas and BUFFERIN* analgesics.

Operating profit margin was 22.3% in 1994 compared to 23.6% in 1993 partially as a result of higher manufacturing costs. In 1993, operating profit margin of 23.6% remained relatively unchanged from the 23.7% reported in 1992, excluding the restructuring charge.

Sales in the Toiletries and Beauty Aids Segment increased 4% in 1994 to $1,286 million, reflecting a 3% increase due to pricing and a 1% increase due to volume. Exchange rate fluctuations had no effect on the segment's sales growth for the year. Domestic sales increased 8%, while international sales decreased 2%. Sales of the Company's haircoloring products reflected strong growth, increasing 16% primarily due to NICE 'N EASY*, LASTING COLOR BY LOVING CARE* and ULTRESS*, as well as introductory sales of NATURAL INSTINCTS*, launched in the U.S. in the latter part of 1994. Hair care product sales benefited from the SYSTEME BIOLAGE*, VAVOOM!* and MATRIX ESSENTIALS* lines from Matrix Essentials, Inc. Increases in sales of the Company's skin care products primarily resulted from the introduction of several new products in the SEA BREEZE* line in the U.S., as well as the addition of the MATRIX* skin care line. These increases were partially offset by decreased sales of BAN* anti-perspirants and deodorants, due to increased competition in the U.S., and the divestiture of the Clairol beauty appliance business in December 1993.

In 1993, sales in the toiletries and beauty aids segment increased 1% with a 2% increase due to pricing, a 1% increase due to volume and a 2% decrease due to the unfavorable effect of foreign currency translation. The sales growth was primarily due to introductory sales of GLINTS* Conditioning Color Enhancer, LASTING COLOR BY LOVING CARE* and BRIGHTS BY NICE 'N EASY* haircoloring products, as well as sales from Laboratori Guieu, an Italian over-the-counter skin care company acquired in early 1993. In 1992, sales in the segment increased 1% as increased sales of anti-perspirants and haircoloring products were partially offset by declines in beauty appliances and hair care products.

Operating profit margin in 1994 was 13.1%, relatively unchanged from the 13.2% reported in 1993 and the 13.1% reported in 1992, after adjusting for the restructuring charge.

GEOGRAPHIC AREAS
----------------
In 1994, sales in the U.S. increased 4% primarily due to strong pharmaceutical sales and sales from Matrix, offset in part by volume declines due to the divestiture of certain businesses in 1993 and early 1994. Excluding the special charges, operating profit margin increased to 30.1% in 1994 from 30.0% in 1993 primarily as a result of declines in selling expenses. In 1993, sales in the U.S. increased 4% primarily as a result of gains in the pharmaceutical products segment. Operating profit margin, after adjusting for the charges, increased to 30.0% in 1993 from 28.0% in 1992 due to declines in selling and administrative expenses, offset in part by increased manufacturing costs of newer pharmaceutical products.

International sales increased 7% in 1994, while in 1993 international sales remained at prior year levels. Excluding the effect of foreign currency translation, international sales increased 6% in 1994 and 5% in 1993.

Sales in Europe, Mid-East and Africa, net of inter-area sales, increased 6% in 1994 primarily due to sales from UPSA, increased sales of CAPOTEN* and MONOPRIL* and introductory sales of TAXOL*. Operating profit margin increased to 21.5% from 19.3% in 1993 primarily due to reduced operating costs in the pharmaceutical products segment. In 1993, sales in Europe, Mid-East and Africa decreased 8% as a result of unfavorable foreign currency translation and lower pharmaceutical sales in certain European countries due in part to government cost-containment measures. Operating profit margin was 19.3% compared to 21.1% in 1992, excluding the restructuring charge.

Sales in Other Western Hemisphere countries increased 6% in 1994 primarily due to increased sales of anti-infective and cardiovascular drugs, strong sales of haircoloring products and the successful launch of TAXOL* in a number of countries, including Brazil and Argentina. Operating profit margin increased to 20.5% from 20.0% in 1993 primarily due to improvement in the pharmaceutical products segment. In 1993, sales in Other Western Hemisphere countries increased 5% reflecting increased sales of anti-infectives, cardiovasculars, haircoloring products and anti-perspirants in Latin America. Operating profit margin was 20.0% in 1993, relatively unchanged from 20.1% reported in 1992 after adjusting for the restructuring charge.

Sales in the Pacific area increased 9% in 1994 with favorable foreign currency translation, increased sales of BUFFERIN* analgesics and ENFAPRO* follow-on formulas, as well as the successful launch of SEA BREEZE* shampoos and conditioners in Japan. Operating profit margin was 13.6% compared to 15.8% in 1993 partially due to declines in the medical devices and nonprescription health products segments. In 1993, sales in the Pacific area increased 15% as a result of favorable foreign currency translation and increased sales of prosthetic implants, infant formulas and anti-cancer drugs. Operating profit margin increased to 15.8% in 1993 from 12.6% in 1992, excluding the restructuring charge, primarily as a result of improvements in the pharmaceutical products and medical devices segments.

FINANCIAL POSITION
------------------
The Company considers cash, time deposits and marketable securities as its principal measures of liquidity. These items remained at a high level totaling $2.4 billion at December 31, 1994 compared to $2.7 billion and $2.4 billion at December 31, 1993 and 1992, respectively. Working capital also was strong, totaling $2.4 billion at December 31, 1994, although decreasing from 1993 and 1992 levels. The decrease in working capital primarily resulted from an increase in short-term borrowings issued in connection with the UPSA acquisition and an increase in product liability. Cash, time deposits and marketable securities and the conversion of other working capital items are expected to be adequate to fund the operations of the Company.

In order to mitigate the effect of foreign currency risk, the Company engages in hedging activities. The impact of such hedges on the Company's results of operations and on its financial position is explained further in
Note 12 to the financial statements.

Internally generated cash provided by operations remained strong and continued to be the Company's primary source of funds to finance operating needs, to pay dividends of nearly $4.4 billion over the past three years and to finance expenditures for new plant and equipment. As part of the Company's ongoing commitment to improve plant efficiency and maintain superior research facilities, the Company has invested over $1.8 billion in capital expansion over the past three years. Cash provided by operations also was used in large part to fund the $1.3 billion purchase of nearly 23 million shares of common stock during the three year period ended December 31, 1994.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                          BRISTOL-MYERS SQUIBB COMPANY
                       CONSOLIDATED STATEMENT OF EARNINGS
                (dollars in millions, except per share amounts)

                                                 Year Ended December 31,
                                               ---------------------------
                                                  1994      1993      1992
                                               -------   -------   -------
Net Sales                                      $11,984   $11,413   $11,156
                                               -------   -------   -------
Expenses:
Cost of products sold                            3,122     3,029     2,857
Marketing, selling and administrative            3,166     3,098     3,075
Advertising and product promotion                1,367     1,255     1,291
Research and development                         1,108     1,128     1,083
Special charge                                     750       500         -
Provision for restructuring                          -         -       890
Other                                              (84)     (168)      (27)
                                               -------   -------   -------
                                                 9,429     8,842     9,169
                                               -------   -------   -------
Earnings from Continuing Operations
   Before Income Taxes                           2,555     2,571     1,987

Provision for income taxes                         713       612       449
                                               -------   -------   -------
Earnings from Continuing Operations              1,842     1,959     1,538

Discontinued Operations, net                         -         -       670
                                               -------   -------   -------
Earnings Before Cumulative Effect of
   Accounting Change                             1,842     1,959     2,208

Cumulative Effect of Accounting Change
   (net of income tax benefit of $144)               -         -      (246)
                                               -------   -------   -------
Net Earnings                                   $ 1,842   $ 1,959   $ 1,962
                                               =======   =======   =======

Per Common Share:
   Earnings from continuing operations           $3.62     $3.80     $2.97
   Discontinued operations                           -         -      1.29
                                                 -----     -----     -----
   Earnings before cumulative effect of
     accounting change                            3.62      3.80      4.26
   Cumulative effect of accounting change            -         -      (.47)
                                                 -----     -----     -----
   Net earnings                                  $3.62     $3.80     $3.79
                                                 =====     =====     =====

Average Common Shares Outstanding
  (in millions)                                    509       515       518
                                                   ===       ===       ===

The accompanying notes are an integral part of these financial statements.

                           BRISTOL-MYERS SQUIBB COMPANY
                   CONSOLIDATED STATEMENT OF RETAINED EARNINGS
                              (dollars in millions)

                                        Year Ended December 31,
                                      --------------------------
                                        1994      1993      1992
                                      ------    ------    ------

Retained Earnings, January 1          $7,243    $6,769    $6,235

Net earnings                           1,842     1,959     1,962
                                      ------    ------    ------
                                       9,085     8,728     8,197

Less dividends                         1,485     1,485     1,428
                                      ------    ------    ------
Retained Earnings, December 31        $7,600    $7,243    $6,769
                                      ======    ======    ======






































The accompanying notes are an integral part of these financial statements.

                           BRISTOL-MYERS SQUIBB COMPANY
                            CONSOLIDATED BALANCE SHEET
                                      ASSETS
                              (dollars in millions)

                                                        December 31,
                                               --------------------------
                                                  1994      1993      1992
                                               -------   -------   -------
ASSETS
------
Current Assets:
Cash and cash equivalents                      $ 1,642   $ 2,421   $ 2,137
Time deposits and marketable securities            781       308       248
Receivables, net of allowances                   2,043     1,859     1,984
Inventories                                      1,397     1,322     1,490
Prepaid expenses                                   847       660       762
                                               -------   -------   -------
  Total Current Assets                           6,710     6,570     6,621

Property, Plant and Equipment                    3,666     3,374     3,141

Insurance Recoverable                              968     1,000         -

Excess of cost over net tangible assets
  received in business acquisitions                939       191       153

Other Assets                                       627       966       889
                                               -------   -------   -------
                                               $12,910   $12,101   $10,804
                                               =======   =======   =======
























The accompanying notes are an integral part of these financial statements.

                           BRISTOL-MYERS SQUIBB COMPANY
                            CONSOLIDATED BALANCE SHEET
                       LIABILITIES AND STOCKHOLDERS' EQUITY
                              (dollars in millions)
                                                      December 31,
                                          ---------------------------
                                             1994      1993      1992
                                          -------   -------   -------
LIABILITIES
-----------

Current Liabilities:
Short-term borrowings                     $   725   $   177   $   375
Accounts payable                              693       649       562
Accrued expenses                            2,116     1,550     1,422
U.S. and foreign income taxes payable         740       689       941
                                          -------   -------   -------
  Total Current Liabilities                 4,274     3,065     3,300

Product Liability                           1,201     1,370        63

Other Liabilities                           1,087     1,138     1,245

Long-Term Debt                                644       588       176
                                          -------   -------   -------
  Total Liabilities                         7,206     6,161     4,784
                                          -------   -------   -------
STOCKHOLDERS' EQUITY
--------------------

Preferred stock, $2 convertible series:
  Authorized 10 million shares; issued and
  outstanding 21,857 in 1994, 25,798 in
  1993 and 28,517 in 1992, liquidation
  value of $50 per share                        -         -         -

Common stock, par value of $.10 per share:
  Authorized 1.5 billion shares; issued
  540,173,669 in 1994, 532,688,458 in 1993
  and 532,673,413 in 1992                      54        53        53

Capital in excess of par value of stock       397       353       435

Cumulative translation adjustments           (301)     (332)     (208)

Retained earnings                           7,600     7,243     6,769
                                          -------   -------   -------
                                            7,750     7,317     7,049
Less cost of treasury stock - 32,887,848
  common shares in 1994, 20,782,281 in 1993
  and 14,689,052 in 1992                    2,046     1,377     1,029
                                          -------   -------   -------
  Total Stockholders' Equity                5,704     5,940     6,020
                                          -------   -------   -------
                                          $12,910   $12,101   $10,804
                                          =======   =======   =======

The accompanying notes are an integral part of these financial statements.

                           BRISTOL-MYERS SQUIBB COMPANY
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                              (dollars in millions)
                                             Year Ended December 31,
                                            -------------------------
                                              1994     1993      1992
                                            ------   ------    ------
Cash Flows From Operating Activities:
Earnings from continuing operations         $1,842   $1,959    $1,538
Depreciation and amortization                  328      308       295
Special charge                                 750      500         -
Provision for restructuring                      -        -       890
Other operating items                           18       49        50
Receivables                                    (63)      41      (125)
Inventories                                    (36)     129      (163)
Prepaid expenses                                27       63        14
Accounts payable                               (20)     134        75
Accrued expenses                               (73)     (77)     (268)
Income taxes                                    (8)    (197)     (213)
Product liability                             (384)     (93)       (2)
Other liabilities                              (80)    (236)      (63)
                                            ------   ------    ------
  Net Cash Provided by Operating Activities  2,301    2,580     2,028
                                            ------   ------    ------

Cash Flows From Investing Activities:
Proceeds from sales of time deposits and
  marketable securities                         35      993       169
Purchases of time deposits and marketable
  securities                                  (482)  (1,049)     (269)
Additions to fixed assets                     (573)    (570)     (647)
Proceeds from sales of businesses              285       98     1,150
Purchases of businesses and other investments (667)     (63)       (4)
Other, net                                     (22)      (6)       31
                                            ------   ------    ------
Net Cash (Used in) Provided by
    Investing Activities                    (1,424)    (597)      430
                                            ------   ------    ------
Cash Flows From Financing Activities:
Short-term borrowings                          496     (228)     (169)
Long-term debt                                  27      394        40
Issuances of common stock under stock plans     24       38        37
Purchases of treasury stock                   (701)    (419)     (228)
Dividends paid                              (1,485)  (1,485)   (1,428)
                                            ------   ------    ------
  Net Cash Used in Financing Activities     (1,639)  (1,700)   (1,748)
                                            ------   ------    ------
Effect of Exchange Rates on Cash               (17)       1        (8)
                                            ------   ------    ------
(Decrease) Increase in Cash and Cash
  Equivalents                                 (779)     284       702
Cash and Cash Equivalents at Beginning of
  Year                                       2,421    2,137     1,435
                                            ------   ------    ------
Cash and Cash Equivalents at End of Year    $1,642   $2,421    $2,137
                                            ======   ======    ======

The accompanying notes are an integral part of these financial statements.

                           BRISTOL-MYERS SQUIBB COMPANY
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (dollars in millions)

Note 1  ACCOUNTING POLICIES
---------------------------

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

Property and Depreciation - Expenditures for additions, renewals and betterments are capitalized at cost. Depreciation is generally computed by the straight-line method based on the estimated useful lives of the related assets. The range of annual rates used in computing provisions for depreciation is 2% to 20% for buildings and 5% to 33% for equipment.

Excess of Cost over Net Tangible Assets - The excess of cost over net tangible assets received in business acquisitions subsequent to October 31, 1970 is being amortized on a straight-line basis over periods not exceeding 40 years.

Earnings Per Share - Earnings per common share are computed using the weighted average number of shares outstanding during the year. The effect of shares issuable under stock plans is not significant.

Note 2  SPECIAL CHARGE
----------------------

As described in Note 18, the Company is party to a settlement concerning pending and future breast implant product liability claims (related to a previously discontinued business of a subsidiary) brought against it, its Medical Engineering Corporation subsidiary, and certain other subsidiaries. In the fourth quarter of 1993, the Company recorded a special charge of $500 million before taxes, $310 million after taxes, or $.60 per share. The charge consisted of $1.5 billion in anticipation of its share of the pending settlement and costs of the litigation ($1.4 billion recorded as a long-term liability in Product Liability and $100 million recorded as a current liability in Accrued Expenses), offset by $1 billion of expected insurance proceeds (recorded as Insurance Recoverable). Although the Company is currently engaged in coverage litigation with certain of its insurers, expected insurance proceeds represent the amount of insurance which the Company considers appropriate to record as recoverable at this time. The Company believes that ultimately it will obtain substantial additional amounts of insurance proceeds.

                           BRISTOL-MYERS SQUIBB COMPANY
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (dollars in millions)

Various events occurred in 1994, including a number of claimants opting out of the settlement. Based upon preliminary analyses of the number of such opt outs and of other issues, in the fourth quarter of 1994 the Company recorded a special charge to earnings of $750 million before taxes, $488 million after taxes, or $.96 per share ($320 million of which was recorded as a current liability in Accrued Expenses).

Note 3  ACQUISITIONS AND DIVESTITURES
-------------------------------------

In August 1994, the Company acquired Matrix Essentials, Inc., the leading manufacturer in North America of professional hair care and beauty products sold exclusively in beauty salons. In connection with the acquisition, the Company issued 7,452,818 shares of common stock.

In September 1994, the Company completed the acquisition of the remaining ownership interest in the UPSA Group, which develops and markets a wide range of nonprescription health and pharmaceutical products, including analgesics and cardiovascular and gastrointestinal specialties. The Company held a minority stake in UPSA since 1990.

In January 1995, the Company completed the acquisition of Calgon Vestal Laboratories, a skin care and infection control products business.

In April 1994, the Company completed the sale of Xomed-Treace, Inc., a manufacturer of specialty surgical products, to Merocel Corporation.

In July 1994, the Company sold Squibb Diagnostics, its diagnostic contrast media and radiopharmaceuticals businesses, to Bracco S.p.A. The Company will continue manufacturing certain diagnostic products, including ProHance and Isovue, and nuclear medicine products. The Company also will act as Bracco's distributor in Canada.

In 1993, the Company sold certain assets of Edward Weck Incorporated and completed the sale of the beauty appliance division of Clairol.

In 1992, the Company completed the sale of The Drackett Company, its household products business, to S.C. Johnson & Son, Inc., for $1.15 billion in cash. The sale resulted in a gain of $952 million before taxes, or $605 million after taxes. Drackett has been reported as a discontinued operation in 1992 and prior years.

Note 4  PROVISION FOR RESTRUCTURING
-----------------------------------

In the fourth quarter of 1992, a charge of $890 million before taxes was recorded in connection with various restructuring actions taken by the Company to strengthen its four core businesses in recognition of changing worldwide health care trends. This charge primarily covered the costs of reducing employment levels, including a voluntary retirement program for the Company's U.S. employees, and streamlining worldwide production and distribution operations. The after-tax effect of the charge was $570 million.

                           BRISTOL-MYERS SQUIBB COMPANY
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (dollars in millions)

Note 5  FOREIGN CURRENCY TRANSLATION
------------------------------------

Cumulative translation adjustments, which represent the effect of translating assets and liabilities of the Company's non-U.S. entities, except those in highly inflationary economies, were:

                                                1994    1993    1992
                                                ----    ----    ----
Balance, January 1                              $332    $208    $ 90
Effect of balance sheet translations:
  Amount                                         (43)    141     151
  Tax effect                                      12     (17)    (33)
                                                ----    ----    ----
Balance, December 31                            $301    $332    $208
                                                ====    ====    ====

Included in net earnings were (losses) gains resulting from foreign currency transactions and translation adjustments related to non-U.S. entities operating in highly inflationary economies of $(44) million, $21 million and $(63) million in 1994, 1993 and 1992, respectively.

Note 6  OTHER INCOME AND EXPENSES
---------------------------------
                                                 Year Ended December 31,
                                                -----------------------
                                                1994      1993     1992
                                                ----      ----     ----
Interest income                                 $124      $ 96      $78
Interest expense                                 (68)      (57)     (49)
Other - net                                       28       129       (2)
                                                ----      ----     ----
                                                $ 84      $168      $27
                                                ====      ====     ====

Interest expense was reduced by $15 million in 1994, $14 million in 1993 and $13 million in 1992 due to interest capitalized on major property, plant and equipment projects. Cash payments for interest, net of amounts capitalized, were $62 million, $51 million and $46 million in 1994, 1993 and 1992, respectively.

                           BRISTOL-MYERS SQUIBB COMPANY
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (dollars in millions)


Note 7  PROVISION FOR INCOME TAXES
----------------------------------

The components of earnings before income taxes were:

                                                Year Ended December 31,
                                              --------------------------
                                                1994      1993      1992
                                              ------    ------    ------
U.S.                                          $1,328    $1,561    $1,248
Non-U.S.                                       1,227     1,010       739
                                              ------    ------    ------
                                              $2,555    $2,571    $1,987
                                              ======    ======    ======

The provision for income taxes consisted of:

                                               Year Ended December 31,
                                              --------------------------
                                                1994      1993      1992
                                                ----      ----      ----
Current:
  U.S. Federal                                  $369      $257      $341
  Non-U.S.                                       377       307       310
  State and local                                 54        42        60
                                                ----      ----      ----
                                                 800       606       711
                                                ----      ----      ----
Deferred:
  U.S.                                           (92)      (35)     (178)
  Non-U.S.                                         5        41       (84)
                                                ----      ----      ----
                                                 (87)        6      (262)(*)
                                                ----      ----      ----
                                                $713      $612      $449
                                                ====      ====      ====

(*)  Primarily resulted from the provision for restructuring.

Income taxes paid during the year were $718 million, $783 million and $606 million in 1994, 1993 and 1992, respectively.

The Company's provision for income taxes in 1994, 1993 and 1992 was different from the amount computed by applying the statutory United States Federal income tax rate to earnings before income taxes, as a result of the following:

                           BRISTOL-MYERS SQUIBB COMPANY
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (dollars in millions)
                                                        % of Earnings
                                                     Before Income Taxes
                                                -------------------------
                                                 1994      1993      1992
                                                -----     -----     -----
U.S. statutory rate                              35.0%     35.0%     34.0%
Tax exemptions of operations in
  Puerto Rico                                    (7.3)    (10.1)     (8.7)
State and local taxes                             1.4       1.1        .2
Non-U.S. operations                              (1.9)      (.2)     (1.8)
Other                                              .7      (2.0)     (1.1)
                                                -----     -----     -----
                                                 27.9%     23.8%     22.6%
                                                =====     =====     =====

Prepaid taxes at December 31, 1994, 1993 and 1992 were $591 million, $377 million and $405 million, respectively. The deferred income tax asset, included in Other Assets, at December 31, 1994, 1993 and 1992 was $65 million, $230 million and $160 million, respectively.

The components of prepaid and deferred income taxes consisted of:

                                                         December 31,
                                                 -----------------------
                                                 1994      1993      1992
                                                 ----      ----      ----
Product liability                                $304      $183      $ 30
Postretirement and pension benefits               247       275       144
Restructuring and integrating businesses           38       149       356
Depreciation                                     (205)     (198)     (166)
Other                                             272       198       201
                                                 ----      ----      ----
                                                 $656      $607      $565
                                                 ====      ====      ====

The Company has settled its United States Federal income tax returns through 1989 with the Internal Revenue Service.

United States Federal income taxes have not been provided on substantially all of the unremitted earnings of non-U.S. subsidiaries, since it is management's practice and intent to reinvest such earnings in the operations of these subsidiaries. The total amount of the net unremitted earnings of non-U.S. subsidiaries was approximately $2,004 million at December 31, 1994.

Note 8  INVENTORIES                                    December 31,
-------------------                            --------------------------
                                                 1994      1993      1992
                                               ------    ------    ------
Finished goods                                 $  781    $  741    $  846
Work in process                                   233       239       272
Raw and packaging materials                       383       342       372
                                               ------    ------    ------
                                               $1,397    $1,322    $1,490
                                               ======    ======    ======

                           BRISTOL-MYERS SQUIBB COMPANY
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (dollars in millions)


Note 9  PROPERTY, PLANT AND EQUIPMENT
-------------------------------------
                                                       December 31,
                                               --------------------------
                                                 1994      1993      1992
                                               ------    ------    ------
Land                                           $  159    $  148    $  145
Buildings                                       2,103     1,814     1,741
Machinery, equipment and fixtures               3,061     2,779     2,763
Construction in progress                          513       495       383
                                               ------    ------    ------
                                                5,836     5,236     5,032

Less accumulated depreciation                   2,170     1,862     1,891
                                               ------    ------    ------
                                               $3,666    $3,374    $3,141
                                               ======    ======    ======


Note 10  ACCRUED EXPENSES AND OTHER LIABILITIES
-----------------------------------------------

The components of accrued expenses were:

                                                        December 31,
                                               --------------------------
                                                 1994      1993      1992
                                               ------    ------    ------
Product liability                              $  635    $  100    $    -
Medicaid and other rebates                        207       173        98
Restructuring and integrating
  businesses                                       92       288       326
Other                                           1,182       989       998
                                               ------    ------    ------
                                               $2,116    $1,550    $1,422
                                               ======    ======    ======

The components of other liabilities were:
                                                        December 31,
                                               --------------------------
                                                 1994      1993      1992
                                               ------    ------    ------
Postretirement benefits                        $  465    $  452    $  402
Pension benefits                                  148       305        73
Restructuring and integrating
  businesses                                        -        82       460
Other                                             474       299       310
                                               ------    ------    ------
                                               $1,087    $1,138    $1,245
                                               ======    ======    ======

                           BRISTOL-MYERS SQUIBB COMPANY
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (dollars in millions)


Note 11  SHORT-TERM BORROWINGS AND LONG-TERM DEBT
-------------------------------------------------

At December 31, 1994, short-term borrowings included amounts due to banks of $438 million, current installments of long-term debt of $21 million and a deferred payment of $266 million. At December 31, 1993 and 1992, short-term borrowings included amounts due to banks of $163 million and $314 million, respectively, and current installments of long-term debt of $14 million and $61 million, respectively. The increase in amounts due to banks and the deferred payment of $266 million at December 31, 1994 primarily resulted from the acquisition of the remaining ownership interest in UPSA. The weighted average interest rates on the Company's short-term borrowings were 7.0%, 8.0% and 9.0% at December 31, 1994, 1993 and 1992, respectively.

The Company has short-term lines of credit with domestic and foreign banks. At December 31, 1994, the unused portions of these lines of credit were approximately $200 million and $686 million, respectively.

The components of long-term debt were:
                                                      December 31,
                                                 ------------------------
                                                 1994      1993      1992
                                                 ----      ----      ----
7.15% Debentures, due in 2023                    $343      $343      $  -
5.0% Term Loan, due in 2000                        71        64         -
6.18% Term Loan, due in 1997                       65        60        53
5.3% Term Loan, due in 1996                        60        55        49
5.75% Industrial Revenue Bonds,
  due in 2024                                      34         -         -
6 3/8% and 6 1/2% Notes, due
  annually from 1995 to 2004                       27        30        30
Other, due in varying amounts
  through 2008                                     44        36        44
                                                 ----      ----      ----
                                                 $644      $588      $176
                                                 ====      ====      ====

Long-term debt at December 31, 1994 was payable:

Years Ending December 31,
-------------------------
1996                                             $ 75
1997                                               79
1998                                                9
1999                                                7
2000                                               76
2001 and later                                    398
                                                 ----
                                                 $644
                                                 ====

                           BRISTOL-MYERS SQUIBB COMPANY
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (dollars in millions)

Note 12  FINANCIAL INSTRUMENTS
------------------------------

The Company enters into foreign exchange option and forward contracts to manage its exposure to currency fluctuations.

The Company has exposures to net foreign currency denominated assets and liabilities, which approximated $1,117 million, $1,210 million and $1,081 million at December 31, 1994, 1993 and 1992, respectively, primarily in Deutsche marks, French francs, Italian lira and Japanese yen. The Company mitigates the effect of these exposures through third party borrowings and foreign exchange forward contracts.

Foreign exchange option contracts, which typically expire within one year, are used to hedge intercompany shipments expected to occur during the next year. Gains on these contracts are deferred and are recognized in the same period as the hedged transactions. Certain foreign exchange forward contracts are used to minimize exposure of foreign currency transactions and firm commitments to fluctuating exchange rates. Gains or losses on these contracts are recognized in the basis of the transaction being hedged. The notional amounts of the Company's foreign exchange option and forward contracts at December 31, 1994, 1993 and 1992 were $1,200 million, $790 million and $1,454 million, respectively.

The Company does not anticipate any material adverse effect on its financial position resulting from its involvement in these instruments, nor does it anticipate non-performance by any of its counterparties.

At December 31, 1994, 1993 and 1992, the carrying value of all financial instruments, both short and long-term, approximated their fair values.

Note 13  RETIREMENT BENEFIT PLANS
---------------------------------

The Company and certain of its subsidiaries have defined benefit pension plans for regular full-time employees. The principal pension plan is the Bristol-Myers Squibb Retirement Income Plan. The Company's funding policy is to contribute amounts to provide for current service and to fund past service liability.

Cost for the Company's defined benefit plans included the following components:

                                                 Year Ended December 31,
                                                 ------------------------
                                                  1994      1993     1992
                                                 -----     -----    -----
Service cost - benefits earned during the year   $ 114     $ 104    $  94
Interest cost on projected benefit obligation      166       152      144
Actual losses (earnings) on plan assets             11      (232)    (119)
Net amortization and deferral                     (158)       54      (73)
                                                 -----     -----    -----
Net pension expense                              $ 133     $  78    $  46
                                                 =====     =====    =====

                           BRISTOL-MYERS SQUIBB COMPANY
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (dollars in millions)

The weighted average actuarial assumptions for the Company's pension plans were as follows:

                                                       December 31,
                                                 ------------------------
                                                 1994      1993      1992
                                                 ----      ----      ----
Discount rate                                     8.8%      7.0%      8.2%
Compensation increase                             5.3%      4.5%      5.0%
Long-term rate of return                         10.0%     11.0%     12.0%


The funded status of the plans was as follows:
                                                       December 31,
                                              ---------------------------
                                                 1994      1993      1992
                                              -------   -------   -------
Actuarial present value of accumulated
  benefit obligation:
  Vested                                      $(1,624)  $(1,758)  $(1,354)
  Non-vested                                     (178)     (201)     (155)
                                              -------   -------   -------
                                              $(1,802)  $(1,959)  $(1,509)
                                              =======   =======   =======

Total projected benefit obligation            $(2,138)  $(2,339)  $(1,892)
Plan assets at fair value                       1,836     1,702     1,681
                                              -------   -------   -------
Plan assets less than projected benefit
  obligation                                     (302)     (637)     (211)
Unamortized net assets at adoption                (90)     (103)     (129)
Unrecognized prior service cost                    89        96       105
Unrecognized net losses                           309       510       313
Adjustment required to recognize minimum
  pension liability                               (23)     (171)        -
                                              -------   -------   -------

(Accrued) Prepaid pension expense             $   (17)  $  (305)  $    78
                                              =======   =======   =======

In 1994, the decrease in plan assets less than projected benefit obligation and the adjustment required to recognize minimum pension liability was primarily due to a higher discount rate.

In 1993, the increase in the actuarial present value of accumulated benefit obligation and in plan assets less than projected benefit obligation was primarily due to a lower discount rate and the effect of the voluntary retirement program offered to the Company's U.S. employees.

                           BRISTOL-MYERS SQUIBB COMPANY
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (dollars in millions)

In 1994, the adjustment required to recognize minimum pension liability was recorded in Other Assets. In 1993, $112 million of the adjustment required to recognize minimum pension liability was recorded in Other Assets and $59 million was recorded as a reduction in Stockholders' Equity.

Plan assets less than projected benefit obligation included $120 million, $113 million and $73 million in an unfunded benefit equalization plan at December 31, 1994, 1993 and 1992, respectively.

Plan benefits are primarily based on years of credited service and on participant's compensation. Plan assets principally consist of equity securities and fixed income securities.


Note 14  POSTRETIREMENT BENEFIT PLANS OTHER THAN PENSIONS
---------------------------------------------------------

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

Cost for the Company's postretirement benefit plans included the following components:
                                                            Year Ended
                                                           December 31,
                                                       --------------------
                                                       1994    1993    1992
                                                       ----    ----    ----
Service cost - benefits earned during the year          $ 9     $ 8     $ 8
Interest cost on accumulated postretirement
  benefit obligation                                     37      32      30
Actual earnings on plan assets                            -      (2)      -
Net amortization and deferral                            (2)      -       -
                                                       ----    ----    ----
Net postretirement benefit expense                      $44     $38     $38
                                                       ====    ====    ====

                           BRISTOL-MYERS SQUIBB COMPANY
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (dollars in millions)

The status of the plans was as follows:
                                                       December 31,
                                                 --------------------
                                                  1994    1993   1992
                                                 -----   -----  -----
Accumulated postretirement benefit obligation:
  Retirees                                       $(386)  $(380) $(251)
  Fully eligible active plan participants          (13)    (17)   (27)
  Other active plan participants                  (118)   (124)  (131)
                                                 -----   -----  -----
                                                  (517)   (521)  (409)
Plan assets at fair value                           41      28      7
                                                 -----   -----  -----
Accumulated postretirement benefit obligation
  in excess of plan assets                        (476)   (493)  (402)
Unrecognized prior service cost                      1      (1)     -
Unrecognized net losses                             10      42      -
                                                 -----   -----  -----
Accrued postretirement benefit expense           $(465)  $(452) $(402)
                                                 =====   =====  =====

In 1993, the increase in the accumulated postretirement benefit obligation was primarily due to a lower discount rate and the effect of the voluntary retirement program offered to the Company's U.S. employees.

For measurement purposes, an annual rate of increase in the per capita cost of covered health care benefits of 9.8% for participants under age 65 and 8.4% for participants age 65 and over was assumed for 1995; the rate was assumed to decrease gradually to 6.0% in 2007 and to remain at that level thereafter. Increasing the assumed medical care cost trend rates by 1 percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1994 by $29 million and the aggregate of the service and interest cost components of net postretirement benefit expense for the year then ended by $2 million. The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 8.8% in 1994, 7.0% in 1993 and 8.2% in 1992.

Plan assets principally consist of equity securities and fixed income securities. The expected long-term rate of return on plan assets was 10.0% in 1994, 11.0% in 1993 and 12.0% in 1992.

                           BRISTOL-MYERS SQUIBB COMPANY
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (dollars in millions)

Note 15  STOCKHOLDERS' EQUITY
-----------------------------

Changes in capital shares and capital in excess of par value of stock were:



                                                                Capital In
                                    Shares of Common Stock       Excess of
                                 -------------------------       Par Value
                                      Issued      Treasury        of Stock
                                 -----------    ----------   -------------
Balance, December 31, 1991       532,659,944    13,142,575       $485
Issued pursuant to stock plans,
  options, rights and warrants         3,052    (1,464,223)       (50)
Conversions of preferred stock        10,417             -          -
Purchases                                  -     3,010,700          -
                                 -----------    ----------       ----
Balance, December 31, 1992       532,673,413    14,689,052        435
Issued pursuant to stock plans,
  options, rights and warrants         3,530    (1,183,365)       (23)
Conversions of preferred stock        11,515             -          -
Purchases                                  -     7,276,594          -
Other                                      -             -        (59)
                                 -----------    ----------       ----
Balance, December 31, 1993       532,688,458    20,782,281        353
Issued pursuant to stock plans,
  options, rights and warrants        15,747      (518,733)       (15)
Conversions of preferred stock        16,646             -          -
Purchases                                  -    12,624,300          -
Other                              7,452,818             -         59
                                 -----------    ----------       ----
Balance, December 31, 1994       540,173,669    32,887,848       $397
                                 ===========    ==========       ====

Each share of the Company's preferred stock is convertible into 4.24 shares of common stock and is callable at the Company's option. The reductions in the number of issued shares of preferred stock in 1994, 1993 and 1992 were due to conversions into common stock.

Dividends per common share were $2.92 in 1994, $2.88 in 1993 and $2.76 in 1992.

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

                           BRISTOL-MYERS SQUIBB COMPANY
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (dollars in millions)

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

The Company's restricted stock award plan provides for the granting of up to 3,000,000 shares of common stock to key employees, subject to restrictions as to continuous employment except in the case of death or normal retirement. Restrictions generally expire over a five-year period from date of grant. At December 31, 1994, a total of 565,668 shares were outstanding under the plan.

Stock option and long-term performance award transactions were:

                                              Shares of Common Stock
                                            ------------------------
                                             Available
                                                for          Under
                                            Option/Award     Plan
                                            ------------  -----------
Balance, December 31, 1991                    7,385,732   14,102,731
Granted                                      (3,593,775)   3,593,775
Exercised                                             -   (2,258,396)
Surrendered                                           -       (7,243)
Lapsed                                          467,773     (475,107)
                                             ----------   ----------
Balance, December 31, 1992                    4,259,730   14,955,760
Authorized                                    4,661,859            -
Granted                                      (5,464,022)   5,464,022
Exercised                                             -   (1,264,638)
Lapsed                                          787,946     (790,981)
                                             ----------   ----------
Balance, December 31, 1993                    4,245,513   18,364,163
Authorized                                    4,607,156            -
Granted                                      (5,296,982)   5,296,982
Exercised                                             -     (686,507)
Lapsed                                        1,012,237   (1,027,651)
                                              ---------   ----------
Balance, December 31, 1994                    4,567,924   21,946,987
                                              =========   ==========

At December 31, 1994, there were exercisable options outstanding to purchase 12,450,900 shares of common stock at prices ranging from $16.45 to $87.31 per share. Shares of common stock under option were exercised at prices ranging from $10.94 to $56.56 in 1994, from $9.44 to $56.13 in 1993 and from
$9.34 to $76.38 in 1992.

At December 31, 1994, 33,428,296 shares of common stock were reserved for issuance pursuant to stock plans, options and conversions of preferred stock.

                           BRISTOL-MYERS SQUIBB COMPANY
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (dollars in millions)

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

Note 16  LEASES
---------------

Minimum rental commitments under all noncancelable operating leases, primarily real estate, in effect at December 31, 1994 were:

Years Ending December 31,
------------------------
1995                                                 $122
1996                                                   98
1997                                                   76
1998                                                   63
1999                                                   50
Later years                                           299
                                                     ----
Total minimum payments                                708
Less total minimum sublease rentals                   198
                                                     ----
Net minimum rental commitments                       $510
                                                     ====

Operating lease rental expense (net of sublease rental income of $23 million in 1994, $21 million in 1993 and $20 million in 1992) was $136 million in 1994, $142 million in 1993 and $141 million in 1992.

Note 17  SEGMENT INFORMATION
----------------------------

The Company's products are reported in four industry segments as follows:

Pharmaceutical Products:
-----------------------
Includes prescription medicines, mainly cardiovascular, anti-infective and anti-cancer drugs, which comprise about 40%, 25% and 20%, respectively, of the segment's sales, central nervous system drugs and other pharmaceutical products.

Medical Devices:
---------------
Includes orthopaedic implants, which comprise about 40% of the segment's sales, ostomy and wound care products, surgical instruments and other medical devices.

                          BRISTOL-MYERS SQUIBB COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in millions)
Nonprescription Health Products:
-------------------------------
Includes infant formulas and other nutritional products, which comprise about 65% of the segment's sales, analgesics, cough/cold remedies and skin care products.

Toiletries and Beauty Aids:
--------------------------
Includes haircoloring and hair care preparations, which comprise about 75% of the segment's sales in 1994 and 65% in both 1993 and 1992, and deodorants, anti-perspirants and other toiletries and beauty aids.

Unallocated expenses principally consist of general administrative expenses and net interest income, and in 1992 include a portion of the charge for restructuring. Other assets are principally cash and cash equivalents, time deposits and marketable securities. Inter-area sales by geographic area for the years ended December 31, 1994, 1993 and 1992, respectively, were: United States - $867 million, $859 million and $915 million;
Europe, Mid-East and Africa - $428 million, $504 million and $382 million; Other Western Hemisphere - $37 million, $41 million and $36 million; and Pacific - $28 million, $43 million and $26 million. These sales are usually billed at or above manufacturing costs.

Net assets relating to operations outside the United States amounted to $2,286 million, $1,511 million and $1,369 million at December 31, 1994, 1993 and 1992, respectively.

INDUSTRY SEGMENTS                  Net Sales                   Profit
-----------------          ------------------------   -------------------------
                              1994     1993    1992   1994(a)  1993(a)   1992(b)
                            ------- ------- -------   ------   ------    ------
Pharmaceutical Products     $ 6,970 $ 6,524 $ 6,313   $2,270   $2,133    $1,584
Medical Devices               1,685   1,693   1,665     (253)     (24)      305
Nonprescription
 Health Products              2,043   1,964   1,959      456      463       268
Toiletries & Beauty Aids      1,286   1,232   1,219      168      163        10
                            ------- ------- -------   ------   ------    ------
Net sales and
 operating profit           $11,984 $11,413 $11,156   $2,641   $2,735    $2,167
                            ======= ======= =======   ======   ======    ======

GEOGRAPHIC AREAS                    Net Sales                   Profit
----------------            -----------------------   -------------------------
                              1994     1993    1992   1994(a)  1993(a)   1992(c)
                            ------- ------- -------   ------   ------    ------
United States               $ 7,846 $ 7,586 $ 7,362   $1,610   $1,777    $1,467
Europe, Mid-East & Africa     3,139   3,062   3,163      675      591       534
Other Western Hemisphere      1,039     987     939      213      197       138
Pacific                       1,320   1,225   1,051      179      194        86
Inter-area eliminations      (1,360) (1,447) (1,359)     (36)     (24)      (58)
                            ------- ------- -------   ------   ------    ------
Net sales and
 operating profit           $11,984 $11,413 $11,156    2,641     2,735    2,167
                            ======= ======= =======
Unallocated expenses                                     (86)     (164)    (180)
                                                      ------    ------   ------
Earnings before income                                $2,555    $2,571   $1,987
  taxes                                               ======    ======   ======

                           BRISTOL-MYERS SQUIBB COMPANY
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (dollars in millions)


(a) The operating profit of the Medical Devices segment and of the United States included a special charge for pending and future product liability claims of $750 million in 1994 and $500 million in 1993.

(b) The 1992 operating profit of the Company's industry segments included the charge for restructuring as follows: Pharmaceutical Products - $371 million; Medical Devices - $155 million; Nonprescription Health Products - $150 million; and Toiletries and Beauty Aids - $150 million.

(c) The 1992 earnings before income taxes included the charge for restructuring as follows: United States - $595 million; Europe, Mid-East and Africa - $134 million; Other Western Hemisphere - $51 million; Pacific - $46 million; and unallocated expenses - $64 million.


INDUSTRY SEGMENTS                          Year-End Assets
-----------------                    --------------------------
                                       1994      1993      1992
                                     ------    ------    ------
Pharmaceutical Products              $5,180    $4,628    $4,622
Medical Devices                       2,001     2,030     1,063
Nonprescription Health Products       1,635       872       839
Toiletries and Beauty Aids              663       548       547
                                     ------    ------    ------
Identifiable segment assets          $9,479    $8,078    $7,071
                                     ======    ======    ======

GEOGRAPHIC AREAS                           Year-End Assets
----------------                    ---------------------------
                                       1994      1993      1992
                                    -------   -------   -------
United States                       $ 5,637   $ 5,591   $ 4,587
Europe, Mid-East and Africa           2,894     1,708     1,813
Other Western Hemisphere                416       443       426
Pacific                                 949       829       717
Inter-area eliminations                (417)     (493)     (472)
                                    -------   -------   -------
Identifiable geographic assets        9,479     8,078     7,071

Other assets                          3,431     4,023     3,733
                                    -------   -------   -------
Total assets                        $12,910   $12,101   $10,804
                                    =======   =======   =======

                           BRISTOL-MYERS SQUIBB COMPANY
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (dollars in millions)

                                   Capital
INDUSTRY SEGMENTS               Expenditures            Depreciation
-----------------            -----------------       ----------------
                             1994   1993   1992      1994  1993  1992
                             ----   ----   ----      ----  ----  ----
Pharmaceutical Products      $379   $379   $426      $205  $194  $186
Medical Devices                37     55     84        38    35    34
Nonprescription
  Health Products             112     81     70        38    34    28
Toiletries and Beauty Aids     26     23     34        23    24    28
                             ----   ----   ----      ----  ----  ----
Identifiable industry
  totals                      554    538    614       304   287   276
Other                          23     42     40        24    21    19
                             ----   ----   ----      ----  ----  ----
Consolidated totals          $577   $580   $654      $328  $308  $295
                             ====   ====   ====      ====  ====  ====
Note 18  CONTINGENCIES
----------------------

Various lawsuits, claims and proceedings of a nature considered normal to its businesses are pending against the Company and certain of its subsidiaries. The most significant of these are described below.

Breast Implant Litigation
-------------------------
  As of December 31, 1994, approximately 20,000 plaintiffs have filed suit against the Company, its subsidiary, Medical Engineering Corporation
  (MEC), and certain other subsidiaries, in federal and state courts and in certain Canadian provincial courts, alleging damages for personal injuries of various types resulting from polyurethane covered breast implants and smooth walled breast implants. Most of these plaintiffs are participants in a class action settlement approved by the federal District Court in Birmingham, Alabama, and that settlement is now subject to appeals. Of those who have chosen to opt out of the settlement, the Company estimates that approximately 3,000 United States claimants may assert claims based upon MEC implants. Under the settlement, the Company would make payments totaling $1.154 billion over a period of 30 years.
  Note 2 sets forth the special charges recorded in connection with this litigation. If the value of approved current disease claims under the settlement exceeds certain limits, payments to claimants would be reduced and claimants would have another opportunity to opt out of the settlement. If this were to occur, the Company and other defendants could renegotiate the terms of the settlement or withdraw. The Company is unable to predict when these events may occur but, based on information available at this time, it does not seem likely before late 1995. Dependent on these and other future developments, the Company would record such additional charge as may be required. The amount of such a charge, if any, cannot be estimated.

Other Actions
-------------
  The Company is a defendant in a number of actions brought against it and other pharmaceutical companies in federal and state courts by the children or grandchildren of women who ingested diethylstilbestrol (DES), a product which had been, but is no longer, manufactured or sold by an affiliate of the Company.

                           BRISTOL-MYERS SQUIBB COMPANY
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (dollars in millions)

  The Company is a defendant in several state antitrust actions (some of which have been removed to federal court) filed on behalf of purported classes of individual purchasers of infant formula products, and by three state Attorneys General, alleging a conspiracy regarding pricing of infant formula products and other violations of state antitrust or deceptive trade practice laws and seeking treble damages, statutory and civil penalties and injunctive relief. Five other state Attorneys General have commenced civil investigations of pricing practices and marketing activities in the infant formula industry. The Canadian Bureau of Competition Policy has commenced a civil and criminal investigation of the Canadian infant formula market. The Company is also a defendant in one federal court action filed by the State of Louisiana on behalf of indirect purchasers of infant formula alleging a conspiracy regarding pricing of infant formula products and seeking treble damages, civil penalties and injunctive relief.

  As of December 31, 1994, the Company is a defendant in over 60 separate actions commenced against the Company and other pharmaceutical manufacturers, wholesalers and others in various federal district courts on behalf of certain chain pharmacies, supermarket chains and independent drug stores. Plaintiffs' actions have been brought by drug retailers either on an individual basis or as representatives of nationwide classes of retail pharmacies. These cases all seek treble damages in an as yet unspecified amount and injunctive relief on account of alleged antitrust violations in the pricing and marketing of brand-name prescription drugs. A class of retail pharmacists has been certified in the multi-district litigation and the individual claims have been coordinated for purposes of pre-trial proceedings. State court cases brought under state law and alleging similar grounds are proceeding in California, Alabama and Wisconsin, but generally these actions are less advanced than the coordinated federal cases.

  The Company has entered into a settlement of a class action filed in the United States District Court for the Southern District of New York alleging violations of federal securities laws and regulations in connection with, among other things, earnings projections. The settlement is subject to approval by the Court.

  The Company, together with others, is a party to, or otherwise involved in, a number of proceedings brought by the Environmental Protection Agency or comparable state agencies under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA or Superfund) or comparable state laws directed at the cleanup of hazardous waste sites.

  While it is not possible to predict with certainty the outcome of these cases, it is the opinion of management that these lawsuits, claims and proceedings which are pending against the Company are without merit or will not have a material adverse effect on the Company's operating results, liquidity or consolidated financial position.

                           BRISTOL-MYERS SQUIBB COMPANY
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (dollars in millions, except per share amounts)



Note 19  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
------------------------------------------------------


                              First   Second    Third   Fourth
                            Quarter  Quarter  Quarter  Quarter      Year
                            -------  -------  -------  -------   -------
1994:
Net Sales                    $2,834   $2,970   $2,932   $3,248   $11,984
Gross Profit                  2,089    2,228    2,172    2,373     8,862
Net Earnings*                   581      542      621       98     1,842
Earnings Per Common Share*     1.14     1.07     1.22      .19      3.62

1993:
Net Sales                    $2,755   $2,802   $2,862   $2,994   $11,413
Gross Profit                  2,014    2,085    2,099    2,186     8,384
Net Earnings*                   575      521      608      255     1,959
Earnings Per Common Share*     1.11     1.01     1.18      .50      3.80

* The fourth quarter and annual results included a special charge of $750 million ($488 million after taxes, or $.96 per share) in 1994 and $500 million ($310 million after taxes, or $.60 per share) in 1993 for pending and future product liability claims.

                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ---------------------------------


To the Board of Directors
and Stockholders of
Bristol-Myers Squibb Company



In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page 52 present fairly, in all material respects, the financial position of Bristol-Myers Squibb Company and its subsidiaries at December 31, 1994, 1993 and 1992, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 14 to the financial statements, effective January 1, 1992, the Company adopted Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions.


/s/ Price Waterhouse LLP
------------------------

1177 Avenue of the Americas
New York, New York  10036


January 19, 1995

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


                                     PART III
                                     --------


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

(a) Reference is made to the Proxy Statement for the Annual Meeting of Stockholders on May 2, 1995 with respect to the Directors of the Registrant which is incorporated herein by reference and made a part hereof in response to the information required by Item 10.

(b) The information required by Item 10 with respect to the Executive Officers of the Registrant has been included in Part IA of this Form 10-K Annual Report in reliance on General Instruction G of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.


Item 11.  EXECUTIVE COMPENSATION.

Reference is made to the Proxy Statement for the Annual Meeting of Stockholders on May 2, 1995 with respect to Executive Compensation which is incorporated herein by reference and made a part hereof in response to the information required by Item 11.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

Reference is made to the Proxy Statement for the Annual Meeting of Stockholders on May 2, 1995 with respect to the security ownership of certain beneficial owners and management which is incorporated herein by reference and made a part hereof in response to information required by Item 12.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Reference is made to the Proxy Statement for the Annual Meeting of Stockholders on May 2, 1995 with respect to certain relationships and related transactions which is incorporated herein by reference and made a part hereof in response to the information required by Item 13.

                                     PART IV
                                     -------

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

                                                                 Page
                                                                Number
                                                                ------
(a)  1. Financial Statements                                     26-30
        Notes to Consolidated Financial
          Statements                                             31-49
        Report of Independent Accountants                        50

     2. Financial Statement Schedules

                                                   Schedule      Page
                                                    Number      Number
                                                   --------     ------

       Valuation and qualifying accounts              II          S-1

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

     3b. Bylaws of Bristol-Myers Squibb Company, as amended through May 4, 1993 (incorporated herein by reference to Exhibit 3b to the Form 10-K for the fiscal year ended December 31, 1993).

     4a. Letter of Agreement dated March 28, 1984 (incorporated herein by reference to Exhibit 4 to Form 10-K for the fiscal year ended December 31, 1983).

     4b. Rights Agreement, dated as of December 4, 1987, between Bristol-Myers Squibb Company and Manufacturers Hanover Trust Company, as amended (incorporated herein by reference to Exhibit 1 to the Form 8-A dated December 10, 1987, and Exhibit 1 to the Form 8 dated July 27, 1989).

     4c. Indenture, dated as of June 1, 1993, between Bristol-Myers Squibb Company and The Chase Manhattan Bank (National Association), as trustee (incorporated herein by reference to Exhibit 4.1 to the Form 8-K dated May 27, 1993, and filed on June 3, 1993).

     4d. Form of 7.15% Debenture Due 2023 of Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 4.2 to the Form 8-K dated May 27, 1993, and filed on June 3, 1993).

  **10a. Bristol-Myers Squibb Company 1983 Stock Option Plan, as Amended and Restated as of January 1, 1993, as amended (as adopted and incorporating amendments as of October 1, 1993, and incorporated herein by reference to Exhibit 10a to the Form 10-K for the fiscal year ended December 31, 1993).

  **10b. Squibb Corporation 1982 Option, Restricted Stock and Performance Unit Plan, as amended (incorporated herein by reference to Exhibit 10b to the Form 10-K for the fiscal year ended December 31, 1993).

  **10c. Squibb Corporation 1986 Option, Restricted Stock and Performance Unit Plan, as amended (as adopted, incorporated herein by reference to Exhibit 10k to the Squibb Corporation Form 10-K for the fiscal year ended December 31, 1988, File No. 1-5514; as amended effective July 1, 1993, incorporated herein by reference to Exhibit 10c to the Form 10-K for the fiscal year ended December 31, 1993).

  **10d. Bristol-Myers Squibb Company Performance Incentive Plan, as amended (as adopted, incorporated herein by reference to Exhibit 2 to the Form 10-K for the fiscal year ended December 31, 1978; as amended as of January 8, 1990, incorporated herein by reference to Exhibit 19b to the Form 10-K for the fiscal year ended December 31, 1990; as amended on April 2, 1991, incorporated herein by reference to
          Exhibit 19b to the Form 10-K for the fiscal year ended December 31, 1991; as amended effective January 1, 1994, incorporated herein by reference to Exhibit 10d to the Form 10-K for the fiscal year ended December 31, 1993; as amended January 1, 1994, and filed herewith).

  **10e. Benefit Equalization Plan of Bristol-Myers Squibb Company and its Subsidiary or Affiliated Corporations Participating in the Bristol-Myers Squibb Company Retirement Income Plan or the Bristol-Myers Squibb Puerto Rico, Inc. Retirement Income Plan, as amended (as amended and restated as of January 1, 1993, as amended effective October 1, 1993, incorporated herein by reference to Exhibit 10e to the Form 10-K for the fiscal year ended December 31, 1993).

  **10f. Benefit Equalization Plan of Bristol-Myers Squibb Company and its Subsidiary or Affiliated Corporations Participating in the Bristol-Myers Squibb Company Savings and Investment Program, as amended (as amended and restated as of May 1, 1990, incorporated herein by reference to Exhibit 19d to the Form 10-K for the fiscal year ended December 31, 1990; as amended as of January 1, 1991, incorporated herein by reference to Exhibit 19g to the Form 10-K for the fiscal year ended December 31, 1990; as amended as of January 1, 1991, incorporated herein by reference to Exhibit 19e to the Form 10-K for the fiscal year ended December 31, 1991, as amended effective October 1, 1994, filed herewith).

  **10g. Squibb Corporation Supplementary Pension Plan, as amended (as previously amended and restated, incorporated herein by reference to Exhibit 19g to the Form 10-K for the fiscal year ended December 31, 1991; as amended as of September 14, 1993, incorporated herein by reference to Exhibit 10g to the Form 10-K for the fiscal year ended December 31, 1993).

  **10h. Bristol-Myers Squibb Company Restricted Stock Award Plan, as amended (as adopted on November 7, 1989, incorporated herein by reference to Exhibit 10t to the Form 10-K for the fiscal year ended December 31, 1989; as amended on December 4, 1990, incorporated herein by reference to Exhibit 19a to the Form 10-K for the fiscal year ended December 31, 1990; as amended as of July 1, 1993, incorporated herein by reference to Exhibit 10h to the Form 10-K for the fiscal year ended December 31, 1993; as amended effective December 6, 1994, filed herewith).

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

  **10l. Squibb Corporation Deferral Plan for Fees of Outside Directors, as amended (as adopted, incorporated herein by reference to Exhibit 10e to the Squibb Corporation Form 10-K for the fiscal year ended December 31, 1987, File No. 1-5514; as amended as of December 31, 1991, incorporated herein by reference to Exhibit 10m to the Form 10-K for the fiscal year ended December 31, 1992).

  **10m. Amendment to all of the Company's plans, agreements, legal documents and other writings, pursuant to action of the Board of Directors on October 3, 1989, to reflect the change of the Company's name to Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 10v to the Form 10-K for the fiscal year ended December 31, 1989).

     11.  Computation of Per Share Earnings (filed herewith).

     21.  Subsidiaries of the Registrant (filed herewith).

     23.  Consent of Price Waterhouse LLP (filed herewith).

     27. Bristol-Myers Squibb Company Financial Data Schedule (filed herewith).

(b)  Reports on Form 8-K

     The Registrant did not file any reports on Form 8-K during the quarter ended December 31, 1994.

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

                                       BRISTOL-MYERS SQUIBB COMPANY
                                               (Registrant)


                                  By /s/  Richard L. Gelb
                                  ------------------------------
                                            Richard L. Gelb
                                        Chairman of the Board

                                               March 29, 1995
                                  ------------------------------
                                                   Date


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

  Signature                           Title                Date
  ---------                           -----                ----
                                   Chairman of the
/s/  Richard L. Gelb               Board and Director      March 29, 1995
------------------------------
    (Richard L. Gelb)

                                   President, Chief
                                   Executive Officer
                                     and Director
                                 (Principal Executive
/s/  Charles A. Heimbold, Jr.          Officer)            March 29, 1995
-----------------------------
   (Charles A. Heimbold, Jr.)

                                 Chief Financial Officer
                                  and Senior Vice President
                                    Corporate Staff
                                 (Principal Financial
/s/  Michael F. Mee                    Officer)            March 29, 1995
-----------------------------
   (Michael F. Mee)

                                     Controller
                                 and Vice President
                                  Corporate Staff
                                 (Principal Accounting
/s/  Frederick S. Schiff               Officer)            March 29, 1995
-----------------------------
   (Frederick S. Schiff)

Signature                        Title                     Date
---------                        -----                     ----


/s/  Robert E. Allen             Director                  March 29, 1995
-----------------------------
    (Robert E. Allen)


                                 Executive Vice
/s/  Michael E. Autera           President and             March 29, 1995
-----------------------------    Director
    (Michael E. Autera)


/s/  Ellen V. Futter             Director                  March 29, 1995
-----------------------------
    (Ellen V. Futter)


/s/  Louis V. Gerstner, Jr.      Director                  March 29, 1995
-----------------------------
    (Louis V. Gerstner, Jr.)


/s/  John D. Macomber            Director                  March 29, 1995
-----------------------------
    (John D. Macomber)


/s/  Alexander Rich, M.D.        Director                  March 29, 1995
-----------------------------
    (Alexander Rich, M.D.)


/s/  James D. Robinson III       Director                  March 29, 1995
-----------------------------
    (James D. Robinson III)


/s/  Andrew C. Sigler            Director                  March 29, 1995
-----------------------------
    (Andrew C. Sigler)


/s/  Louis W. Sullivan, M.D.     Director                  March 29, 1995
-----------------------------
    (Louis W. Sullivan, M.D.)

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

    Exhibit Number and Description                              Page
    ------------------------------                              ----

    3a. Restated Certificate of Incorporation of                  *
        Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 4a to Registration Statement No. 33-33682 on
        Form S-3).

    3b. Bylaws of Bristol-Myers Squibb Company, as                *
        amended through May 4, 1993 (incorporated herein by reference to Exhibit 3b to Form
        10-K for the fiscal year ended December 31,
        1993).

    4a. Letter of Agreement dated March 28, 1984                  *
        (incorporated herein by reference to Exhibit
        4 to Form 10-K for the fiscal year ended
        December 31, 1983).

    4b. Rights Agreement, dated as of December 4,                 *
        1987, between Bristol-Myers Squibb Company and Manufacturers Hanover Trust Company, as amended (incorporated herein by reference to Exhibit 1 to the Form 8-A dated December 10,
        1987, and Exhibit 1 to the Form 8 dated July
        27, 1989).

    4c. Indenture, dated as of June 1, 1993, between              *
        Bristol-Myers Squibb Company and The Chase
        Manhattan Bank (National Association), as trustee
        (incorporated herein by reference to Exhibit 4.1 to the Form 8-K dated May 27, 1993, and filed on June 3, 1993).

    4d. Form of 7.15% Debenture Due 2023 of Bristol-Myers         *
        Squibb Company (incorporated herein by reference to Exhibit 4.2 to the Form 8-K dated May 27, 1993, and filed on June 3, 1993).

       Exhibit Number and Description                           Page
       ------------------------------                           ----

** 10a. Bristol-Myers Squibb Company 1983 Stock Option Plan,      *
        As Amended and Restated as of January 1, 1993, as amended (as adopted and incorporating amendments as of October 1, 1993, incorporated herein by reference to Exhibit 10a to Form 10-K for the fiscal year ended December 31, 1993).

** 10b. Squibb Corporation 1982 Option, Restricted Stock          *
        and Performance Unit Plan, as amended (incorporated by reference to Exhibit 10b to the Form 10-K for the fiscal year ended December 31, 1993).

** 10c. Squibb Corporation 1986 Option, Restricted Stock          *
        and Performance Unit Plan, as amended (as adopted, incorporated herein by reference to Exhibit 10k to the Squibb Corporation Form 10-K for the fiscal year ended December 31, 1988, File No. 1-5514, as amended effective July 1, 1993, incorporated herein by reference to Exhibit 10c to the Form 10-K for the fiscal year ended December 31, 1993).

** 10d. Bristol-Myers Squibb Company Performance Incentive        *
        Plan, as amended (as adopted, incorporated herein by reference to Exhibit 2 to the Form 10-K for the fiscal year ended December 31, 1978; as amended as of January 8, 1990, incorporated herein by reference to Exhibit 19b to the Form 10-K for the fiscal year ended December 31, 1990; as amended on April 2, 1991, incorporated herein by reference to Exhibit 19b to the Form 10-K for the fiscal year ended December 31, 1991; as amended on January 1, 1994, incorporated herein by reference to Exhibit 10d to the Form 10-K for the fiscal year ended December 31, 1993).

        Amendment, effective January 1, 1994, to the  E-1-1
        Bristol-Myers Squibb Company Performance Incentive
        Plan.

** 10e. Benefit Equalization Plan of Bristol-Myers Squibb         *
        Company and its Subsidiary or Affiliated
        Corporations Participating in the Bristol-Myers
        Squibb Company Retirement Income Plan or the
        Bristol-Myers Squibb Puerto Rico, Inc. Retirement
        Income Plan, as amended (as amended and restated as of January 1, 1993, as amended effective October 1,
        1993, incorporated herein by reference to Exhibit
        10e to the Form 10-K for the fiscal year ended
        December 31, 1993).

       Exhibit Number and Description                           Page
       ------------------------------                           ----

** 10f. Benefit Equalization Plan of Bristol-Myers Squibb         *
        Company and its Subsidiary or Affiliated Corporations
        Participating in the Bristol-Myers Squibb Company
        Savings and Investment Program, as amended (as amended and restated as of May 1, 1990, incorporated herein by reference to Exhibit 19d to the Form 10-K for the fiscal year ended December 31, 1990; as amended as of January 1, 1991, incorporated herein by reference to Exhibit 19g to the Form 10-K for the fiscal year ended December 31, 1990; as amended as of January 1, 1991, incorporated herein by reference to Exhibit 19e to the Form 10-K for the fiscal year ended December 31, 1991).

        Amendment, effective October 1, 1994, to                E-2-1
        the Benefit Equalization Plan of Bristol-Myers
        Squibb Company and its Subsidiary or Affiliated
        Corporations Participating in the Bristol-Myers
        Squibb Company Savings and Investment Program, as amended.

** 10g. Squibb Corporation Supplementary Pension Plan, as         *
        amended (as previously amended and restated, incorporated herein by reference to Exhibit 19g to the Form 10-K for the fiscal year ended December 31, 1991; as amended as of September 14, 1993, incorporated herein by reference to Exhibit 10g to the Form 10-K for the fiscal year ended December 31, 1993).

** 10h. Bristol-Myers Squibb Company Restricted Stock Award       *
        Plan, as amended (as adopted on November 7, 1989, incorporated herein by reference to Exhibit 10t to the Form 10-K for the fiscal year ended December 31, 1989; as amended on December 4, 1990, incorporated herein by reference to Exhibit 19a to the Form 10-K for the fiscal year ended December 31, 1990; as amended effective July 1, 1993, incorporated herein by reference to Exhibit 10h to the Form 10-K for the fiscal year ended December 31, 1993).

        Amendment, effective December 6, 1994, to the           E-3-1
        Bristol-Myers Squibb Company Restricted Stock
        Award Plan.

** 10i. Bristol-Myers Squibb Company Retirement Income Plan       *
        for Non-Employee Directors, as amended to October 3, 1989 (incorporated herein by reference to Exhibit
        10u to the Form 10-K for the fiscal year ended
        December 31, 1989).

       Exhibit Number and Description                           Page
       ------------------------------                           ----

** 10j. Bristol-Myers Squibb Company 1987 Deferred                *
        Compensation Plan for Non-Employee Directors, as amended (incorporated herein by reference to Exhibit 19d to the Form 10-K for the fiscal year ended December 31, 1991).

** 10k. Bristol-Myers Squibb Company Non-Employee Directors'      *
        Stock Option Plan, as amended (as approved by the Stockholders on May 1, 1990, incorporated herein by reference to Exhibit 28 to Registration Statement
        No. 33-38587 on Form S-8; as amended May 7, 1991, incorporated herein by reference to Exhibit 19c to the Form 10-K for the fiscal year ended December 31,
        1991).

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

** 10m. Amendment to all of the Company's plans, agreements,      *
        legal documents and other writings, pursuant to action of the Board of Directors on October 3, 1989, to reflect the change of the Company's name to Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 10v to the Form 10-K for the fiscal year ended December 31, 1989).

   11. Computation of Per Share Earnings.                       E-4-1

   21. Subsidiaries of the Registrant.                          E-5-1

   23. Consent of Price Waterhouse LLP.                         E-6-1

   27. Bristol-Myers Squibb Company Financial Data Schedule     E-7-1

                                                                SCHEDULE II
                           BRISTOL-MYERS SQUIBB COMPANY         -----------
                        VALUATION AND QUALIFYING ACCOUNTS
                              (dollars in millions)


                                   Additions
                       Balance at  charged to   Deductions-    Balance at
                       beginning   costs and    bad debts         end
    Description        of period   expenses     written off    of period
---------------------  ----------  ----------   ------------   ----------

Allowances for
  discounts and
  doubtful accounts:

For the year ended
  December 31, 1994           $80         $31            $34          $77
                       ==========  ==========   ============   ===========

For the year ended
  December 31, 1993          $106         $19            $45           $80
                       ==========  ==========   ============   ===========


For the year ended
  December 31, 1992           $90         $41            $25          $106
                       ==========  ==========   ============   ===========