Form 10-Q
period 1995-03-31
BRISTOL MYERS SQUIBB CO
filed 1995-05-12
CIK 14272

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                  FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1995

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

                      Yes  [ X ]               No  [    ]


At March 31, 1995, there were 507,014,925 shares outstanding of the Registrant's $.10 par value Common Stock.

                          BRISTOL-MYERS SQUIBB COMPANY


                               INDEX TO FORM 10-Q


                                 March 31, 1995



                                                         Page No.
                                                         --------
Part I - Financial Information:

  Condensed Financial Statements (Unaudited):

  Consolidated Balance Sheet - March 31, 1995
    and December 31, 1994                                   2 - 3

  Consolidated Statement of Earnings for the three
    months ended March 31, 1995 and 1994                        4

  Consolidated Statement of Cash Flows for the three
    months ended March 31, 1995 and 1994                        5

  Management's Discussion and Analysis of Financial
    Condition and Results of Operations                     6 - 9


Part II - Other Information                               10 - 13

Signatures                                                     14

                     BRISTOL-MYERS SQUIBB COMPANY
             CONDENSED CONSOLIDATED BALANCE SHEET - ASSETS
       (Unaudited, in millions of dollars except share amounts)



                                          March 31,       December 31,
                                            1995              1994
                                        ------------      ------------

Current Assets:

  Cash and cash equivalents                $ 1,766             $ 1,642
  Time deposits and marketable
    securities                                 680                 781
  Receivables, net of allowances             2,078               2,043

  Finished goods                               920                 781
  Work in process                              179                 233
  Raw and packaging materials                  389                 383
                                           -------             -------
  Inventories                                1,488               1,397

  Prepaid expenses                             852                 847
                                           -------             -------
    Total Current Assets                     6,864               6,710
                                           -------             -------


Property, Plant and Equipment                5,960               5,836

Less: Accumulated depreciation               2,259               2,170
                                           -------             -------
                                             3,701               3,666
                                           -------             -------


Insurance Recoverable                          967                 968

Excess of cost over net tangible assets
  received in business acquisitions          1,207                 939

Other Assets                                   715                 627
                                           -------             -------


  Total Assets                             $13,454             $12,910
                                           =======             =======

                      BRISTOL-MYERS SQUIBB COMPANY
                CONDENSED CONSOLIDATED BALANCE SHEET -
                  LIABILITIES AND STOCKHOLDERS' EQUITY
        (Unaudited, in millions of dollars except share amounts)



                                          March 31,      December 31,
                                            1995             1994
                                        ------------     ------------
Current Liabilities:

  Short-term borrowings                    $   796           $   725
  Accounts payable                             773               693
  Accrued expenses                           1,676             1,481
  Product liability                            526               635
  U.S. and foreign income taxes
    payable                                    818               740
                                           -------           -------
    Total Current Liabilities                4,589             4,274


Product Liability                            1,206             1,201

Other Liabilities                            1,035             1,087

Long-Term Debt                                 665               644
                                           -------           -------
    Total Liabilities                        7,495             7,206
                                           -------           -------
Stockholders' Equity:

  Preferred stock, $2 convertible series:
    Authorized 10 million shares; issued
    and outstanding 21,346 in 1995 and
    21,857 in 1994, liquidation value
    of $50 per share                             -                 -

  Common stock, par value of $.10 per share:
    Authorized 1.5 billion shares; issued
    540,175,824 in 1995 and 540,173,669
    in 1994                                     54                54

  Capital in excess of par value of
    stock                                      391               397

  Cumulative translation adjustments          (303)             (301)

  Retained earnings                          7,881             7,600
                                           -------           -------
                                             8,023             7,750

  Less cost of treasury stock -
    33,160,899 common shares in
    1995 and 32,887,848 in 1994              2,064             2,046
                                           -------           -------
       Total Stockholders' Equity            5,959             5,704
                                           -------           -------

  Total Liabilities and Stockholders'
    Equity                                 $13,454           $12,910
                                           =======           =======

                     BRISTOL-MYERS SQUIBB COMPANY
             CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
     (Unaudited, in millions of dollars except per share amounts)




                                               Three Months Ended
                                                   March 31,
                                               ------------------
                                                1995        1994
                                               ------      ------

Net Sales                                      $3,301      $2,834
                                               ------      ------

Expenses:

  Cost of products sold                           877         745
  Marketing, selling, administrative
    and other                                     827         685
  Advertising and product promotion               375         315
  Research and development                        290         261
                                               ------      ------
                                                2,369       2,006
                                               ------      ------
Earnings Before Income Taxes                      932         828

Provision for Income Taxes                        275         247
                                               ------      ------

Net Earnings                                   $  657      $  581
                                               ======      ======


Earnings per share of common stock             $ 1.29      $ 1.14
                                               ======      ======


Average common shares outstanding
 (in millions)                                   507         511
                                                 ===         ===


Dividends per share of common stock              $.74        $.73
                                                 ====        ====

                             BRISTOL-MYERS SQUIBB COMPANY
                     CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                          (Unaudited, in millions of dollars)




                                              Three Months Ended
                                                  March 31,
                                              ------------------
                                               1995        1994
                                              ------      ------
Cash Flows From Operating Activities:
Net earnings                                  $  657      $  581
Depreciation and amortization                     86          80
Other operating items                             14          15
 Receivables                                      15          68
Inventories                                      (57)        (58)
Prepaid expenses                                 (46)         (6)
Accounts payable                                  65         (12)
Accrued expenses                                 115          10
Product liability                               (104)        (56)
Income taxes                                     127         117
Other liabilities                               (119)        (43)
                                              ------      ------
  Net Cash Provided by Operating Activities      753         696
                                              ------      ------

Cash Flows From Investing Activities:
Proceeds from sales of time deposits and
  marketable securities                          112           -
Purchases of time deposits and marketable
  securities                                     (11)        (16)
Additions to fixed assets                        (90)       (107)
Acquisition of business                         (262)          -
Other, net                                       (16)         (8)
                                              ------      ------
  Net Cash Used in Investing Activities         (267)       (131)
                                              ------      ------
Cash Flows From Financing Activities:
Short-term borrowings                             38          31
Long-term debt                                    (1)         33
Issuances of common stock under stock plans       16          10
Purchases of treasury stock                      (40)       (161)
Dividends paid                                  (376)       (374)
                                               ------     ------
  Net Cash Used in Financing Activities         (363)       (461)
                                               ------     ------

Effect of Exchange Rates on Cash                   1          (2)
                                              ------      ------

Increase in Cash and Cash Equivalents            124         102
Cash and Cash Equivalents at Beginning of
  Period                                       1,642       2,421
                                              ------      ------

Cash and Cash Equivalents at End of Period    $1,766      $2,523
                                              ======      ======

                       BRISTOL-MYERS SQUIBB COMPANY
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (in millions of dollars, except per share amounts)

Basis of Presentation
- ----------------------

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal adjustments) necessary for a fair presentation of the financial position of Bristol-Myers Squibb Company (the "Company") at March 31, 1995 and December 31, 1994, the results of operations for the three months ended March 31, 1995 and 1994, and cash flows for the three months ended March 31, 1995 and 1994. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company's 1994 Annual Report on Form 10-K.


First Quarter Results of Operations
- -----------------------------------

Sales
- -----

Worldwide sales for the first quarter of 1995 increased 16% over the prior year to $3,301. The consolidated sales growth resulted from a 14% increase due to volume, a 2% increase due to the favorable effect of foreign currency translation, and no effect due to selling prices. Domestic sales increased 11% and international sales increased 25% (20% excluding the favorable effect of foreign currency translation). All four of the Company's core businesses had good growth, in both domestic and international markets. The three acquisitions made in the last nine months, Calgon Vestal Laboratories, Matrix Essentials, Inc. and the UPSA Group, accounted for 6% of the reported 16% increase for the Company as a whole. Worldwide sales for the first quarter of 1994 increased 3% compared to the first quarter of 1993. In general, the business of the Company's industry segments is not seasonal.

Industry Segments
- -----------------
                                       Net Sales          % Change
                                  ------------------ ------------------
                                  Three Months Ended Three Months Ended
                                  ------------------ ------------------
                                  3/31/95   3/31/94  3/31/95    3/31/94
                                  -------   -------  -------    -------
Pharmaceutical Products            $1,895    $1,675      13%         6%
Medical Devices                       453       417       9%         2%
Nonprescription Health Products       580       460      26%        (3%)
Toiletries and Beauty Aids            373       282      32%        (3%)
                                   ------    ------
  Total Company                    $3,301    $2,834      16%         3%
                                   ======    ======

Sales of the pharmaceutical products segment, which is the largest segment at 57% of total company sales, increased 13% over the first

                      BRISTOL-MYERS SQUIBB COMPANY
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (in millions of dollars, except per share amounts)

quarter of 1994 to $1,895. Sales growth resulted from a 12% increase in volume, a 1% decrease in selling prices and a 2% increase due to the favorable effect of foreign currency
translation.   Sales of cardiovascular drugs, the largest product
group in the segment, increased to $685 from $681 in 1994. Sales of captopril, an angiotensin converting enzyme (ACE) inhibitor sold primarily under the trademark CAPOTEN* and the Company's largest selling product, were $372 compared to $374 in 1994. In the U.S., the expiration date of the CAPOTEN* patent was redefined by legislation implementing the GATT treaty to February 1996. Due to questions surrounding the implementation of the GATT legislation, the effect of the new patent expiration date on the Company's overall performance is currently being evaluated. In Germany, the patent expiration for CAPOTEN* occurred in February 1995. PRAVACHOL*, the Company's cholesterol-lowering agent, contributed to the increase in cardiovascular sales. During the first quarter the Company received regulatory approvals for pravastatin's new indication in the U.K., France, the Netherlands and New Zealand as treatment to reduce the incidence of clinical cardiac events and/or slow the progression of atherosclerosis in hypercholesterolemic patients. In the U.S., PRAVACHOL* clinical pharmacology labeling was changed to reflect a 67% reduction in the incidence of fatal and non-fatal heart attacks in hypercholesterolemic patients. Anti-infective drug sales increased 16% to $426 compared to $366 in 1994 due to increased sales of DURICEF* and CEFZIL*, oral cephalosporin antibiotics, and ZERIT*, a new antiretroviral drug approved by the FDA in June 1994, as well as strong sales of broad spectrum penicillins. In the Company's line of anti-cancer drugs, sales increased 32% to $403. TAXOL* (paclitaxel), which continues to benefit from the April 1994 approval for use in the treatment of breast cancer after failure of combination chemotherapy for metastatic disease or relapse within six months of adjuvant chemotherapy, experienced very strong growth. Sales of PLATINOL* and PARAPLATIN* also increased in domestic and international markets. Sales of central nervous system drugs increased due to introductory sales of SERZONE*, the Company's newly launched antidepressant which offers a low incidence of side effects, and increases in sales of STADOL NS*, a prescription nasal spray analgesic, and BUSPAR*, the Company's novel anti-anxiety agent. Dermatological drug sales increased primarily due to very strong sales of DOVONEX*, a vitamin D3 analogue for the treatment of moderate psoriasis. In March 1995, the Company received FDA approval to market Glucophage, a new oral anti-diabetes agent for Type II non-insulin dependent diabetes. For the first quarter of 1994, sales of the pharmaceutical products segment increased 6% over the first quarter of 1993 primarily as a result of increases in sales of cardiovascular, anti-cancer and central nervous system drugs.

In the medical devices segment, sales increased 9% to $453. In January 1995, the Company acquired Calgon Vestal Laboratories, a skin care and infection control products business. Excluding the effect of the acquisition and the divestiture of Xomed-Treace, Inc. in April 1994, sales increased 5%, reflecting a 2% increase due to

* Indicates brand names of products which are registered trademarks owned by the Company.
                                  - 7 -

                      BRISTOL-MYERS SQUIBB COMPANY
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (in millions of dollars, except per share amounts)

volume, a 1% decrease due to selling prices, and a 4% increase due to the favorable effect of foreign currency translation. Sales of ostomy care products increased due to the growth of the ACTIVE LIFE/COLODRESS* and the SUR-FIT/ COMBIHESIVE* product lines. Worldwide sales of prosthetic implants, which were adversely affected by competitive pressures, increased 1% with growth of the Insall/Burstein II Modular Total Knee System, the MGII* Total Knee System, and the CENTRALIGN* Precoat Hip Prosthesis. During the first quarter, the Company launched the NEXGEN* Complete Knee Solution, its advanced knee replacement system. In the Company's line of wound care products, sales increased reflecting volume growth of DUODERM* products. For the first quarter of 1994, medical devices segment sales increased 2% (an increase of 5% excluding the effect of businesses divested in the fourth quarter of 1993) over the prior year due to increased sales of prosthetic implants, ostomy and wound care products.

Sales of the nonprescription health products segment increased 26% to $580. In September 1994, the Company acquired the remaining ownership interest of the UPSA Group, the leading maker and marketer of analgesics in France and Belgium and a world leader in effervescent technology. Excluding the acquisition of UPSA, sales increased 9%, reflecting a 6% increase due to volume, a 2% increase due to selling prices, and a 1% increase due to the favorable effect of foreign currency translation. ENFAMIL* and PROSOBEE* infant formula sales increased with the addition of new sole-source contracts in late 1994 and early 1995 under the federal government's Women, Infants and Children program. Sales of LACTOFREE*, a milk-based, lactose-free infant formula, and NUTRAMIGEN* infant formula also increased. Sales of analgesics also increased due to the sales of EXCEDRIN* in the U.S. and the strong sales of BUFFERIN* in Japan. With the addition of EFFERALGAN*, ASPIRINE UPSA* and DAFALGAN* from UPSA, the Company's participation in Europe's growing self-medication market place has been enhanced. For the first quarter of 1994, the nonprescription health products segment sales were 3% below the first quarter of the prior year primarily as a result of decreases in sales of analgesics, cough/cold remedies and Gerber Baby Formula.

Sales of the toiletries and beauty aids segment increased 32% over the prior year to $373. In August 1994, the Company acquired Matrix Essentials, Inc., the leading manufacturer in North America of professional hair care and beauty products sold exclusively in beauty salons. Excluding the acquisition of Matrix, sales increased 11%, reflecting a 10% increase due to volume, a 3% increase due to selling prices, and a 2% decrease due to the unfavorable effect of foreign currency translation. Strong market growth led to increased sales of haircoloring products. Introductory sales of NATURAL INSTINCTS*, launched in the U.S. in the latter part of 1994, contributed to the sales growth in haircoloring products. Sales of hair care products increased, benefiting from the addition of the SYSTEME BIOLAGE*, VAVOOM!* and MATRIX ESSENTIALS* lines from Matrix, as well as the launch of the HERBAL ESSENCES* complete line of shampoos and conditioners. For the first quarter of 1994, sales of the toiletries and beauty aids segment were 3% below the first quarter of the prior year (an

                      BRISTOL-MYERS SQUIBB COMPANY
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (in millions of dollars, except per share amounts)

increase of 2% excluding the effect of businesses divested in the fourth quarter of 1993) as increased sales of haircoloring and skin care products were more than offset by decreased sales of anti-perspirants and hair care products.

Cost of Products Sold and Operating Expenses
- --------------------------------------------

Total costs and expenses for the quarters ended March 31, 1995 and 1994 as a percentage of sales were 71.8% and 70.8%, respectively, increasing primarily due to the acquired businesses. Cost of products sold increased to 26.6% of sales from 26.3% in 1994. Marketing, selling, administrative and other expenses as a percentage of sales were 25.1% in 1995 and 24.2% in 1994. Expenditures for advertising and promotion in support of new and existing products increased 19% to $375 from $315 in 1994.
Research and development expenses increased 11% to $290 from $261 in 1994, and as a percentage of sales were 8.8% compared to 9.2%. Pharmaceutical research and development spending increased 10% over the prior year and as a percentage of pharmaceutical sales, was 13.0% compared to 13.4% in 1994.

Earnings
- --------

Earnings before income taxes for the first quarter increased 13% to $932 from $828 in 1994. Net earnings increased 13% to $657 from $581 and earnings per share increased 13% to $1.29 from $1.14 in 1994.

Financial Position
- ------------------

The balance sheet at March 31, 1995 and the statement of cash flows for the three months then ended reflect the Company's strong financial position. The Company continues to maintain a high level of working capital totaling $2,275 at March 31, 1995 compared to $2,436 at December 31, 1994.

Internally generated funds continue to be the Company's primary source for financing expenditures for new plant and equipment.
Additions to fixed assets for the three months ended March 31, 1995 were $90 compared to $107 during the same period of 1994.

During the three months ended March 31, 1995, the Company purchased 651,600 shares of its common stock.

Reference is made to Part II, Item 1 - Legal Proceedings in which developments are described for various lawsuits, claims and proceedings in which the Company is involved.

                      BRISTOL-MYERS SQUIBB COMPANY
                       PART II - OTHER INFORMATION
                       ---------------------------


Item 1.  Legal Proceedings
- --------------------------

Various lawsuits, claims and proceedings of a nature considered normal to its business are pending against the Company and certain of its subsidiaries. The most significant of these are reported in the Company's Form 10-K for the fiscal year ended December 31, 1994 with material developments since that report described below.

Breast Implant Litigation
- -------------------------

At the end of April, 1995, the federal judge overseeing the pending settlement of the breast implant litigation concluded from a random sampling of claims filed during the settlement process that the total amount of the "current claims" portion of the settlement that are likely to be approved for payment would substantially exceed the amount allocated for that purpose. Under the global settlement agreement, approximately $1.2 billion of the $4.25 billion settlement total for all defendants is presently allocated to this "current claims" fund. The settlement agreement provides that if current claims do exceed the amount allocated, a reduction of the amount to be paid to individual claimants would be required. This would afford class members a "second opt out" right permitting them to pursue their claims individually. If claimants opt out because of such reduction, defendants may choose to withdraw from the settlement. The settlement agreement requires that before any such reduction, the parties attempt to negotiate satisfactory adjustments. At the judge's request, the Company and the other parties to the settlement agreement have commenced such negotiations.

Infant Formula Matters
- ----------------------

The Company, one of its subsidiaries and others are defendants in 22 antitrust actions in 19 states filed on behalf of purported statewide classes of indirect purchasers of infant formula products and by the Attorneys General of Mississippi and Texas alleging a price fixing conspiracy and other violations of state antitrust or deceptive trade practices laws and seeking certification of statewide classes, damages, statutory and civil penalties and other relief. In the Louisiana indirect purchaser case, the federal district court's decision to remand the case has been reversed by the appellate court with directions to the federal district court to retain jurisdiction. In Nevada, the state court dismissed the complaint but plaintiffs are expected to appeal as has been done in the already dismissed Colorado and Florida state actions. The suit filed by the State of Louisiana in federal court is still pending. The investigations of domestic infant formula pricing and marketing started by five state Attorneys General are still pending. The civil and criminal inquiries by the Canadian Bureau of Competition Policy into alleged anticompetitive practices by the Company and certain other members of the Canadian infant formula industry are ongoing. While it is not possible to determine the outcome of the foregoing and of other pending matters, the Company believes that

                      BRISTOL-MYERS SQUIBB COMPANY
                       PART II - OTHER INFORMATION
                       ---------------------------

the ultimate disposition of such matters will not have a material adverse effect on the Company's operating results, liquidity or consolidated financial position.

Pharmaceutical Pricing Litigation
- ---------------------------------

The Company, along with more than 30 other pharmaceutical manufacturers, drug wholesalers and pharmacy benefit managers, is a defendant in over 100 actions brought by over 3000 plaintiffs in various federal courts seeking damages and injunctive relief under the federal antitrust laws for alleged antitrust violations in the pricing and marketing of brand-name prescription drugs. The federal court cases have been transferred for pre-trial purposes to the United States District Court for the Northern District of Illinois. These lawsuits are of three different varieties: (1) individual actions by independent retail pharmacies; (2) class actions by retail pharmacies seeking to represent a class comprised of those alleged to be similarly situated; and (3) individual actions by large retail pharmacy chains and supermarkets.
Discovery is ongoing in the cases. The defendants have entered into a Judgment Sharing Agreement; the Court has denied plaintiffs' motion seeking to invalidate that arrangement. The Court has set a trial date of April 1, 1996. A Case Management Order agreed to by the defendants and counsel for the individual and chain store plaintiffs stipulates that discovery of those plaintiffs' price discrimination claims under the federal Robinson-Patman Act will go forward now only as to a subset of 20 individual drug stores and four chain stores as plaintiffs against a subset of five pharmaceutical manufacturer defendants, not including the Company. In addition, the Company, along with other pharmaceutical manufacturers, wholesalers, certain pharmacy benefit managers and others, has been named as a defendant in state court actions commenced in California, Alabama, Wisconsin, Washington and Minnesota. These actions seek damages and injunctive relief under antitrust and other laws of the states in question for alleged violations in the pricing of prescription drugs, in some cases including those not sold under brand names. The actions in Wisconsin and Minnesota and several of the California actions are brought on behalf of purported classes of retail pharmacies. The Alabama case is brought on behalf of individual retail pharmacies and also asserts a claim for fraud. The Washington action and one of the California actions are brought on behalf of purported classes of consumers. Discovery has commenced in some of these actions. Others are still at the pleading stage. The Company believes that these actions are without merit and that their ultimate disposition will not have a material adverse effect on the Company's results of operations, liquidity or consolidated financial position.

Securities Litigation
- ---------------------

On April 5, 1995, the United States District Court for the Southern District of New York entered a final judgment approving the settlement of a class action which alleged violations of federal securities laws and regulations in connection with, among other

                      BRISTOL-MYERS SQUIBB COMPANY
                       PART II - OTHER INFORMATION
                       ---------------------------

things, earnings projections. The settlement will not have a material adverse effect on the Company's operating results, liquidity or consolidated financial position.


Item 4.  Submission of Matters to a Vote of Security Holders
- ------------------------------------------------------------
The Annual Meeting of Stockholders was held on May 2, 1995 for the purpose of:

A.    election of directors;

B. ratification of the appointment of Price Waterhouse LLP as independent accountants for the year 1995;

C. voting on a stockholder-proposed resolution to establish a one-year term of office for directors;

D. voting on a stockholder-proposed resolution to withdraw the retirement plan for non-employee directors.

At the meeting, 444,095,057 shares of the Registrant's Common and $2 Convertible Preferred Stock were represented.

The following persons were elected to the Board of Directors of the Registrant at the meeting to serve until the 1998 Annual Meeting:

Louis V. Gerstner, Jr.
Charles A. Heimbold, Jr.
Kenneth E. Weg

Mr. Gerstner received 440,117,096 votes for election, votes were withheld on proxies for 3,977,961 shares and there were no broker non-votes. Mr. Heimbold received 440,154,738 votes for election, votes were withheld on proxies for 3,940,319 shares and there were no broker non-votes. Mr. Weg received 440,039,463 votes for election, votes were withheld on proxies for 4,055,594 shares and there were no broker non-votes.

Ellen V. Futter, Andrew C. Sigler and Louis W. Sullivan, M.D., continue as directors with terms expiring at the 1996 Annual Meeting. Robert E. Allen, Michael E. Autera, John D. Macomber and James D. Robinson III continue as directors with terms expiring at the 1997 Annual Meeting.

The appointment of Price Waterhouse LLP was ratified by a vote of 440,385,413 shares in favor of the appointment, with 1,953,586 shares voting against, 1,755,257 shares abstaining and 801 broker non-votes.

The stockholder-proposed resolution recommending that the Board of Directors take the necessary steps to reinstate the election of directors annually was defeated by a vote of 233,471,387 shares against the proposal, 125,462,056 shares voting for the proposal, 7,478,344 abstaining and 77,683,270 broker non-votes.

                      BRISTOL-MYERS SQUIBB COMPANY
                       PART II - OTHER INFORMATION
                       ---------------------------

The stockholder-proposed resolution recommending that the Board of Directors withdraw the retirement plan for non-employee directors was defeated by a vote of 275,491,768 shares against the proposal, 79,962,933 shares voting for the proposal, 10,954,688 shares abstaining and 77,685,668 broker non-votes.


Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

(a)Exhibits (listed by number corresponding to the Exhibit Table of Item 601 in Regulation S-K).

Exhibit Number and Description                                     Page
- ------------------------------                                     ----

3b.  Bylaws of Bristol-Myers Squibb Company, as amended
     effective May 2, 1995.                                        E-1-1

27.  Bristol-Myers Squibb Company Financial Data
     Schedule.                                                     E-2-1

(b)  Reports on Form 8-K.

The Registrant did not file any reports on Form 8-K during the quarter ended March 31, 1995.

The Registrant filed a report on Form 8-K on May 3, 1995, reporting a development in Item 3, Legal Proceedings, in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 in connection with the Breast Implant Litigation.

                       BRISTOL-MYERS SQUIBB COMPANY



                                SIGNATURES
                                ----------


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                      BRISTOL-MYERS SQUIBB COMPANY
                                      ----------------------------
                                              (Registrant)





Date         May  11, 1995            /s/ Harrison M. Bains, Jr.
    ----------------------------      -----------------------------
                                          Harrison M. Bains, Jr.
                                       Vice President and Treasurer






Date         May 11, 1995             /s/ Frederick S. Schiff
    ----------------------------      -----------------------------
                                          Frederick S. Schiff
                                      Vice President and Controller