Form 10-Q
period 1995-06-30
BRISTOL MYERS SQUIBB CO
filed 1995-08-14
CIK 14272

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                  FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1995
                         Commission File Number 1-1136


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

                      Yes  [ X ]               No  [    ]


At June 30, 1995, there were 507,176,672 shares outstanding of the Registrant's $.10 par value Common Stock.

                          BRISTOL-MYERS SQUIBB COMPANY


                               INDEX TO FORM 10-Q


                                 June 30, 1995



                                                         Page No.
                                                         --------
Part I - Financial Information:

  Condensed Financial Statements (Unaudited):

  Consolidated Balance Sheet - June 30, 1995
    and December 31, 1994                                  2 - 3

  Consolidated Statement of Earnings for the three
    and six months ended June 30, 1995 and 1994                4

  Consolidated Statement of Cash Flows for the six
    months ended June 30, 1995 and 1994                        5

  Management's Discussion and Analysis of Financial
    Condition and Results of Operations                   6 - 12


Part II - Other Information                              13 - 14

Signatures                                                    15

                     BRISTOL-MYERS SQUIBB COMPANY
             CONDENSED CONSOLIDATED BALANCE SHEET - ASSETS
       (Unaudited, in millions of dollars except share amounts)



                                           June 30,      December 31,
                                             1995            1994
                                           --------      ------------

Current Assets:

  Cash and cash equivalents                 $ 1,719           $ 1,642
  Time deposits and marketable
    securities                                  583               781
  Receivables, net of allowances              2,234             2,043

  Finished goods                                914               781
  Work in process                               186               233
  Raw and packaging materials                   372               383
                                            -------           -------
  Inventories                                 1,472             1,397

  Prepaid expenses                              882               847
                                            -------           -------
    Total Current Assets                      6,890             6,710
                                            -------           -------


Property, Plant and Equipment                 6,073             5,836

Less: Accumulated depreciation                2,329             2,170
                                            -------           -------
                                              3,744             3,666
                                            -------           -------


Insurance Recoverable                           966               968

Excess of cost over net tangible assets
  received in business acquisitions           1,201               939

Other Assets                                    778               627
                                            -------           -------


  Total Assets                              $13,579           $12,910
                                            =======           =======

                        BRISTOL-MYERS SQUIBB COMPANY
                   CONDENSED CONSOLIDATED BALANCE SHEET -
                    LIABILITIES AND STOCKHOLDERS' EQUITY
          (Unaudited, in millions of dollars except share amounts)



                                             June 30,    December 31,
                                               1995          1994
                                             --------    ------------
Current Liabilities:

  Short-term borrowings                       $   832         $   725
  Accounts payable                                745             693
  Accrued expenses                              1,681           1,481
  Product liability                               435             635
  U.S. and foreign income taxes
    payable                                       706             740
                                              -------         -------
    Total Current Liabilities                   4,399           4,274


Product Liability                               1,260           1,201

Other Liabilities                               1,030           1,087

Long-Term Debt                                    679             644
                                              -------         -------
    Total Liabilities                           7,368           7,206
                                              -------         -------
Stockholders' Equity:

  Preferred stock, $2 convertible series:
    Authorized 10 million shares; issued
    and outstanding 20,182 in 1995 and
    21,857 in 1994, liquidation value
    of $50 per share                                -               -

  Common stock, par value of $.10 per share:
    Authorized 1.5 billion shares; issued
    540,180,753 in 1995 and 540,173,669
    in 1994                                        54              54

  Capital in excess of par value of
    stock                                         386             397

  Cumulative translation adjustments             (286)           (301)

  Retained earnings                             8,113           7,600
                                              -------         -------
                                                8,267           7,750

  Less cost of treasury stock -
    33,004,081 common shares in
    1995 and 32,887,848 in 1994                 2,056           2,046
                                              -------         -------
       Total Stockholders' Equity               6,211           5,704
                                              -------         -------

  Total Liabilities and Stockholders'
    Equity                                    $13,579         $12,910
                                              =======         =======

                           BRISTOL-MYERS SQUIBB COMPANY
                   CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
           (Unaudited, in millions of dollars except per share amounts)




                                    Three Months Ended   Six Months Ended
                                        June 30,             June 30,
                                    ------------------   ----------------
                                      1995      1994      1995      1994
                                     ------    ------    ------    ------

Net Sales                            $3,445    $2,970    $6,746    $5,804
                                     ------    ------    ------    ------

Expenses:

  Cost of products sold                 909       742     1,786     1,486
  Marketing, selling,
   administrative and other             979       846     1,807     1,532
  Advertising and product
   promotion                            401       339       776       654
  Research and development              294       271       583       532
                                     ------    ------    ------    ------
                                      2,583     2,198     4,952     4,204
                                     ------    ------    ------    ------

Earnings Before Income Taxes            862       772     1,794     1,600

Provision for income taxes              254       230       530       477
                                     ------    ------    ------    ------

Net Earnings                         $  608    $  542    $1,264    $1,123
                                     ======    ======    ======    ======


Earnings Per Common Share            $ 1.20    $ 1.07    $ 2.49     $2.21
                                     ======    ======    ======     =====


Average Common Shares
 Outstanding (in millions)              507       507       507       509
                                        ===       ===       ===       ===


Dividends Per Common Share             $.74      $.73    $ 1.48     $1.46
                                       ====      ====    ======     =====

                           BRISTOL-MYERS SQUIBB COMPANY
                   CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                        (Unaudited, in millions of dollars)

                                                     Six Months Ended
                                                         June 30,
                                                    ------------------
                                                      1995        1994
                                                    ------      ------
Cash Flows From Operating Activities:
Net earnings                                        $1,264      $1,123
Depreciation and amortization                          172         160
Other operating items                                   32          (6)
Receivables                                           (112)          2
Inventories                                            (36)        (84)
Prepaid expenses                                       (85)        (23)
Accounts payable                                        30         (21)
Accrued expenses                                       112           8
Product liability                                     (141)        (82)
Income taxes                                            44         101
Other liabilities                                     (190)        (16)
                                                    ------      ------
  Net Cash Provided by Operating Activities          1,090       1,162
                                                    ------      ------

Cash Flows From Investing Activities:
Proceeds from sales of time deposits and
  marketable securities                                221          24
Purchases of time deposits and marketable
  securities                                           (23)       (167)
Additions to fixed assets                             (210)       (239)
Acquisition of business                               (262)          -
Proceeds from sale of business                           -          83
Other, net                                             (24)        (12)
                                                    ------      ------
  Net Cash Used in Investing Activities               (298)       (311)
                                                    ------      ------
Cash Flows From Financing Activities:
Short-term borrowings                                   59          40
Long-term debt                                          (2)         37
Issuances of common stock under stock plans             30          14
Purchases of treasury stock                            (51)       (409)
Dividends paid                                        (751)       (745)
                                                    ------      ------
  Net Cash Used in Financing Activities               (715)     (1,063)
                                                    ------      ------

Effect of Exchange Rates on Cash                         -          (9)
                                                    ------      ------

Increase/(Decrease) in Cash and Cash Equivalents        77        (221)
Cash and Cash Equivalents at Beginning of
  Period                                             1,642       2,421
                                                    ------      ------

Cash and Cash Equivalents at End of Period          $1,719      $2,200

                           BRISTOL-MYERS SQUIBB COMPANY
                       MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                (in millions of dollars, except per share amounts)

Basis of Presentation
---------------------

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal adjustments) necessary for a fair presentation of the financial position of Bristol-Myers Squibb Company (the "Company") at June 30, 1995 and December 31, 1994, the results of operations for the three and six months ended June 30, 1995 and 1994, and cash flows for for the six months ended June 30, 1995 and 1994. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company's 1994 Annual Report on Form 10-K. In general, the business of the Company's industry segments is not seasonal.



Second Quarter Results of Operations
------------------------------------

Sales
-----

Worldwide sales for the second quarter of 1995 increased 16% over the prior year to $3,445. The consolidated sales growth resulted from a 13% increase due to volume, a 3% increase due to the favorable effect of foreign currency translation, and no effect due to changes in selling prices. Domestic sales increased 6% and international sales increased 30% (23% excluding the favorable effect of foreign currency translation. All four of the Company's core businesses reported sales increases in both domestic and international markets. The three acquisitions made in the last year, Calgon Vestal Laboratories, Matrix Essentials, Inc. and the UPSA Group, accounted for one-third of the increase in the Company's sales growth. Worldwide sales for the second quarter of 1994 increased 6% compared to the second quarter of 1993, reflecting a 6% increase due to volume, a 1% increase due to changes in selling prices, offset in part by a 1% decrease due to the unfavorable effect of foreign currency translation.

Industry Segments
-----------------
                                     Net Sales             % Change
                                ------------------    ------------------
                                Three Months Ended    Three Months Ended
                                ------------------    ------------------
                                6/30/95   6/30/94     6/30/95    6/30/94
                                -------   -------     -------    -------
Pharmaceutical Products          $1,946    $1,756         11%        12%
Medical Devices                     483       413         17%        (3%)
Nonprescription
  Health Products                   598       473         26%          -
Toiletries and Beauty Aids          418       328         27%        (3%)
                                 ------    ------
  Total Company                  $3,445    $2,970         16%         6%
                                 ======    ======

                      BRISTOL-MYERS SQUIBB COMPANY
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (in millions of dollars, except per share amounts)

Sales in the pharmaceutical products segment, which is the largest segment at 56% of total company sales, increased 11% over the second quarter of 1994 to $1,946. Sales growth resulted from a 7% increase in volume and a 4% increase due to the favorable effect of foreign currency translation. Changes in selling prices had no
effect on sales growth for the quarter.   Sales of cardiovascular
drugs, the largest product group in the segment, increased 9% to $758 from $694 in 1994. Sales of captopril, an angiotensin converting enzyme (ACE) inhibitor sold primarily under the trademark CAPOTEN* and the Company's largest selling product, increased 7% to $408 from $381 in 1994. PRAVACHOL*, the Company's cholesterol-lowering agent, and MONOPRIL*, a second generation ACE inhibitor with once-a-day dosage, contributed to the increase in cardiovascular sales. In the U.S., PRAVACHOL* benefited from a change in the clinical pharmacology section of its labeling to reflect a 67% reduction in the incidence of fatal and non-fatal heart attacks in hypercholesterolemic patients. In Canada, this data was added to PRAVACHOL'S* indications. Anti-infective drug sales increased 14% to $412 compared to $360 in 1994 due to sales of ZERIT*, an antiretroviral drug approved by the FDA in June 1994, strong international sales of DURICEF*, an oral cephalosporin antibiotic, and strong sales growth of broad spectrum penicillins. In the Company's line of anti-cancer drugs, sales increased 8% to $370. TAXOL* (paclitaxel), which continues to benefit from the April 1994 approval for its use in the treatment of breast cancer after failure of combination chemotherapy for metastatic disease or relapse within six months of adjuvant chemotherapy, experienced very strong growth. Sales of PARAPLATIN* increased in domestic and international markets. During the quarter, the company entered into an agreement with Taiho Pharmaceutical Co., Ltd. in which it obtained the exclusive rights to the anti-cancer drug UFT (tegafur and uracil) in most parts of the world. Sales of central nervous system drugs increased due to introductory sales of SERZONE*, the Company's newly launched antidepressant which offers a favorable side effect profile, and increases in sales of BUSPAR*, the Company's novel anti-anxiety agent and STADOL NS*, a prescription nasal spray analgesic. Dermatological drug sales increased primarily due to strong sales of DOVONEX*, a vitamin D3 analogue for the treatment of moderate psoriasis. During the second quarter, the Company began selling Glucophage, a new oral anti-diabetes agent for Type II non-insulin dependent diabetes. For the second quarter of 1994, sales of the pharmaceutical products segment increased 12% over the second quarter of 1993 primarily as a result of increases in sales of cardiovascular, anti-cancer, central nervous system and dermatological drugs.

In the medical devices segment, sales increased 17% to $483. In January 1995, the Company acquired Calgon Vestal Laboratories, a skin care and infection control products business. Excluding the effect of that acquisition and the divestiture of Xomed-Treace, Inc. in April 1994, sales increased 10%, reflecting a 4% increase due to volume and a 6% increase due to the favorable effect of foreign currency translation. Changes in selling prices had no effect on

* Indicates brand names of products which are registered trademarks owned by the Company.

                      BRISTOL-MYERS SQUIBB COMPANY
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (in millions of dollars, except per share amounts)

sales growth for the quarter. Sales of ostomy care products increased due to the growth of the ACTIVE LIFE/COLODRESS* and the SUR-FIT/ COMBIHESIVE* product lines. Worldwide sales of prosthetic implants increased 6% with growth of the Insall/Burstein II Modular Total Knee System and the CENTRALIGN* Precoat Hip Prosthesis. The NEXGEN* Complete Knee Solution, the Company's advanced knee replacement system introduced in the first quarter, has received strong initial acceptance. In the Company's line of wound care products, sales increased reflecting volume growth of DUODERM* products. For the second quarter of 1994, medical devices segment sales decreased 3% over the prior year. Excluding the effect of divested businesses, sales increased 4% primarily due to increased sales of prosthetic implants, ostomy and wound care products.

Sales of the nonprescription health products segment increased 26% to $598. In September 1994, the Company acquired the remaining ownership interest of the UPSA Group, the leading maker and marketer of analgesics in France and Belgium and a world leader in effervescent technology. Excluding the acquisition of UPSA, sales increased 10%, reflecting a 10% increase due to volume. Foreign currency translation and changes in selling prices had no effect on sales growth for the quarter. ENFAMIL* and PROSOBEE* infant formula sales increased with the addition of new sole-source contracts in late 1994 and early 1995 under the federal government's Women, Infants and Children (WIC) program including
New York, Florida and Georgia. During the quarter, the company was awarded the WIC contract for the Western States Alliance, significantly increasing its overall participation in the federal government's WIC program. Sales of LACTOFREE*, a milk-based, lactose-free infant formula, and NUTRAMIGEN* infant formula also increased, as did the Company's line of SUSTAGEN* products. Sales of analgesics also grew well due to increases in the sales of EXCEDRIN* in the U.S., BUFFERIN* in Japan and EFFERALGAN* in Europe. For the second quarter of 1994, the nonprescription health products segment sales remained at prior year levels as increases in sales of LACTOFRR*, ENFAPRO* and analgesics were offset by decreases in sales of ENFAMIL* and PROSOBEE*.

Sales of the toiletries and beauty aids segment increased 27% over the prior year to $418. In August 1994, the Company acquired Matrix Essentials, Inc., the leading manufacturer in North America of professional hair care and beauty products sold exclusively in beauty salons. Excluding the acquisition of Matrix, sales increased 7%, reflecting a 3% increase due to volume, a 2% increase due to selling prices, and a 2% increase due to the favorable effect of foreign currency translation. Sales of the company's haircoloring products increased primarily due to the introductory sales of NATURAL INSTINCTS*, launched in the U.S. in the latter part of 1994, and NICE 'N EASY*. Sales of hair care products increased due to the launch of the HERBAL ESSENCES* complete line of shampoos and conditioners, as well as the addition of the SYSTEME BIOLAGE*, VAVOOM!* and MATRIX ESSENTIALS* lines from Matrix. Skin care products sales increased primarily due to strong international volume growth of SEA BREEZE*. For the second quarter of 1994, sales of the toiletries and beauty aids segment were 3%

                      BRISTOL-MYERS SQUIBB COMPANY
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (in millions of dollars, except per share amounts)

below the second quarter of the prior year. Excluding the sales of the Clairol beauty appliance business, sales increased 1% as increased sales of haircoloring and haircare products were partially offset by decreased sales of anti-perspirants and skin care products.

Cost of Products Sold and Operating Expenses
--------------------------------------------

Total costs and expenses for the quarters ended June 30, 1995 and 1994 as a percentage of sales were 75.0% and 74.0%, respectively, increasing primarily due to the acquired businesses. Cost of products sold increased to 26.4% of sales from 25.0% in 1994. Marketing, selling, administrative and other expenses as a percentage of sales were 28.4% in 1995 and 28.5% in 1994. Expenditures for advertising and promotion in support of new and existing products increased 18% to $401 from $339 in 1994.
Research and development expenses increased 8% to $294 from $271 in 1994, and as a percentage of sales were 8.5% compared to 9.1%. Pharmaceutical research and development spending increased 7% over the prior year and as a percentage of pharmaceutical sales, was 12.9% compared to 13.4% in 1994.

Earnings
--------

Earnings before income taxes for the second quarter increased 12% to $862 from $772 in 1994. Net earnings increased 12% to $608 from $542 and earnings per share increased 12% to $1.20 from $1.07 in 1994.

Year-to-Date Results of Operations
----------------------------------
Sales
-----

Worldwide sales for the first six months of 1995 increased 16% over the prior year to $6,746. The consolidated sales growth resulted from a 14% increase due to volume and a 2% increase due to the favorable effect of foreign currency translation. Changes in selling prices had no effect on sales growth. Domestic sales increased 9%, and international sales increased 28% (22% excluding the favorable effect of foreign currency translation). The three acquisitions made during the last year accounted for one-third of the increase in the Company's sales growth. Worldwide sales for the first six months of 1994 increased 4% compared to the prior year, reflecting a 4% increase due to volume, a 2% increase due to selling prices, offset in part by a 2% decrease due to the unfavorable effect of foreign currency translation.

                      BRISTOL-MYERS SQUIBB COMPANY
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (in millions of dollars, except per share amounts)

Industry Segments
-----------------
                                     Net Sales             % Change
                                ------------------    ------------------
                                 Six Months Ended      Six Months Ended
                                ------------------    ------------------
                                6/30/95   6/30/94     6/30/95    6/30/94
                                -------   -------     -------    -------
Pharmaceutical Products          $3,841    $3,432         12%         9%
Medical Devices                     936       830         13%        (1%)
Nonprescription
  Health Products                 1,178       933         26%        (2%)
Toiletries and Beauty Aids          791       609         30%        (3%)
                                 ------    ------
  Total Company                  $6,746    $5,804         16%         4%
                                 ======    ======

Sales of the pharmaceutical products segment increased 12% to $3,841, reflecting a 9% increase due to volume and a 3% increase due to the favorable effect of foreign currency translation. Domestic sales increased 5% and international sales increased 21% (10% excluding acquisitions and the favorable effect of foreign currency translation). Cardiovascular drug sales of $1,443 were 5% above prior year levels. Sales of CAPOTEN* increased 3% to $780 as the benefit from new indications for the treatment of diabetic nephropathy and left ventricular dysfunction were partially offset by increasing competition in the ACE inhibitor market. In the U.S., the expiration date of the CAPOTEN* patent was redefined by legislation implementing the GATT treaty to February 1996. Due to questions surrounding the implementation of the GATT legislation, the effect of the new patent expiration date on the Company's overall performance is currently being evaluated. In Germany, the patent expiration for CAPOTEN* occurred in February 1995. PRAVACHOL* and MONOPRIL* also reported strong worldwide increases. Sales of anti-infectives increased with the strong growth of DURICEF* and CEFZIL*, particularly in international markets, and the introductory sales of ZERIT*. Increases in sales of anti-cancer drugs were very strong, primarily due to the continued growth of TAXOL*, and the strong performance of PARAPLATIN* and PLATINOL*. Sales of the Company's central nervous system drugs increased, reflecting the introductory sales of SERZONE*, as well as the strong growth of BUSPAR* and STADOL NS*. Dermatological drug sales increased primarily due to strong sales of DOVONEX*.
For the first six months of 1994, sales of the pharmaceutical products segment increased 9% over the first six months of the prior year primarily as a result of increases in sales of cardiovascular, anti-cancer and central nervous system drugs.

Sales of the medical devices segment increased 13% to $936. Excluding the acquisition of Calgon Vestal and the sales of divested businesses, sales increased 8%, with a 3% increase due to volume and a 5% increase due to the favorable effect of foreign currency translation. Domestic sales increased 10% (excluding acquisitions and divestitures, sales remained at prior year levels) and international sales increased 16% (5% excluding acquisitions, divestitures and the favorable effect of foreign currency

                      BRISTOL-MYERS SQUIBB COMPANY
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (in millions of dollars, except per share amounts)

translation). Increases in sales of the SUR-FIT/COMBIHESIVE* and the ACTIVE LIFE/COLODRESS* product lines led to the increase in sales of ostomy care products. Worldwide sales of prosthetic implants increased due to growth overseas and continued success in the U.S. of the Insall/Burstein II Modular Total Knee System and the CENTRALIGN* Precoat Hip Prosthesis. Increased sales of wound care products resulted from the success of the DUODERM* product line. For the first six months of 1994, medical devices segment sales decreased 1% over the prior year. Excluding the effect of divested businesses, sales increased 5% primarily as a result of sales growth in prosthetic implants, ostomy and wound care products.

In the nonprescription health products segment, sales increased 26% to $1,178. Excluding the acquisition of UPSA, sales increased 9% reflecting a 7% increase due to volume, a 1% increase due to the favorable effect of foreign currency translation and a 1% increase due to selling prices. Domestic sales increased 5% and international sales increased 63% (15% excluding acquisitions and the favorable effect of foreign currency translation). Sales of infant formulas increased primarily due to the Company's increased participation in the federal government's WIC program. Sales of analgesics were strong due to increased sales of EXCEDRIN* in the U.S., BUFFERIN* in Japan and EFFERALGAN* in Europe. For the first six months of 1994, nonprescription health products segment sales decreased 2% over the first six months of the prior year primarily due to decreased sales of analgesics and cough/cold remedies.

Sales of the toiletries and beauty aids segment increased 30% to $791. Excluding the acquisition of Matrix, sales increased 9% reflecting a 3% increase due to selling prices, a 6% increase due to volume and no effect due to foreign currency translation. Domestic sales increased 34% (6% excluding the effect of acquisitions) and international sales increased 22% (13% excluding acquisitions and the favorable effect of foreign currency translation). Sales growth of the Company's haircoloring products was led by NICE 'N EASY* and NATURAL INSTINCTS*. Increases in sales of shampoos and conditioners benefited from the introduction of HERBAL ESSENCES* as well as the addition of the SYSTEME BIOLAGE*, VAVOOM!* and MATRIX ESSENTIALS* lines from Matrix. For the first six months of 1994, sales of the toiletries and beauty aids segment decreased 3% over the prior year. Excluding the sales of the Clairol beauty appliance business, sales increased 2% primarily due to increases in sales of NICE 'N EASY*, LASTING COLOR BY LOVING CARE* and ULTRESS* haircoloring products and SEA BREEZE* skin care products.

Cost of Product Sold and Operating Expenses
-------------------------------------------

Total costs and expenses for the six months ended June 30, 1995 as a percentage of sales increased to 73.4% from 72.4% for the same period of 1994 primarily as a result of acquired businesses. Cost of products sold increased to 26.5% of sales from 25.6% in 1994. Marketing, selling, administrative and other expenses, as a percentage of sales, were 26.8% compared to 26.4% in 1994.

                      BRISTOL-MYERS SQUIBB COMPANY
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (in millions of dollars, except per share amounts)

Expenditures for advertising and promotion in support of new and existing products were $776 compared to $654 in the prior year, an increase of 19%. Research and development increased 10% to $583 compared to $532 in the prior year, and as a percentage of sales were 8.6% in 1995 and 9.2% in 1994. Pharmaceutical research and development spending increased 8% over prior year levels and as a percentage of pharmaceutical sales was 13.0% compared to 13.4% in 1994.

Earnings
--------

Earnings before income taxes for the first six months increased 12% to $1,794 from $1,600 in 1994, and pretax margins decreased to 26.6% from 27.6% primarily as a result of the acquired businesses. Net earnings increased 13% to $1,264 from $1,123 and earnings per share increased 13% to $2.49 from $2.21 in 1994.

Financial Position
------------------

The balance sheet at June 30, 1995 and the statement of cash flows for the six months then ended reflect the Company's strong financial position. The Company continues to maintain a high level of working capital totaling $2,491 at June 30, 1995.

Internally generated funds continue to be the Company's primary source for financing expenditures for new plant and equipment. Additions to fixed assets for the six months ended June 30, 1995 were $210 compared to $239 during the same period of 1994.

During the six months ended June 30, 1995, the Company purchased
819,100 shares of its common stock.

Reference is made to Part II, Item 1 - Legal Proceedings in which developments are described for various lawsuits, claims and proceedings in which the Company is involved.

                      BRISTOL-MYERS SQUIBB COMPANY
                       PART II - OTHER INFORMATION
                       ---------------------------


Item 1.  Legal Proceedings
--------------------------

Various lawsuits, claims and proceedings of a nature considered normal to its business are pending against the Company and certain of its subsidiaries. The most significant of these are reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, and material developments in such matters are described in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, the Company's Reports on Form 8-K, filed on May 3, 1995 and June 19, 1995, and below.

Breast Implant Litigation
-------------------------

On June 14, 1995, the Claims Administrator for the Federal Judge overseeing the pending global settlement of the breast implant litigation made another in a series of recorded telephone statements to Claimants about its sampling of claims in which she pointed out that, based on an analysis of about 3,000 of the approximately 375,000 registrations filed by domestic class members in respect of all defendants participating in the settlement, the Court estimates that over 96,000 individuals timely submitted a claim under the Current Disease Compensation Program with some supporting medical documentation. The Court estimated that almost 20,000 of these claims would likely be approved and that an additional 50,000 would be notified of only minor deficiencies and given an opportunity to correct these deficiencies. The Court concluded that a severe decrease in the amounts scheduled to be paid for each claim in the settlement would occur under the present criteria provided in the settlement if the Current Disease Compensation Program remains at its present level ($1.2 billion). At this funding level the Court estimated that actual payment percentages for current claims would fall somewhere between 5% and 12-16% of the scheduled amounts provided for in the settlement, depending on the disease and the severity level approved. This would entail a second opportunity for Claimants to withdraw from the settlement ("opt-out"). The Court also indicated that its decision concerning the contents of a second opt-out notice (or, indeed, whether the settlement should go forward at all) would be made in the next several months, taking into account the results of any settlement renegotiations, but without waiting for all claims to be reviewed, since the Court does not expect the review process to be completed until the first half of 1996.

The Company announced that it would participate in discussions about a renegotiated settlement and would consider a reasonable compromise, but will not provide more money to cover claims which have no medical basis.

In late July, the Court reported that if the parties do not deliver to the Court a signed statement of principle for a renegotiated agreement by August 30, 1995, the Court will make the decision referred to above. The Company continues to participate in renegotiation discussions.

                      BRISTOL-MYERS SQUIBB COMPANY
                       PART II - OTHER INFORMATION
                       ---------------------------

Infant Formula Matters
----------------------

The Company, one of its subsidiaries, and others are defendants in 25 antitrust actions in 19 states filed on behalf of purported statewide classes of indirect purchasers of infant formula products and by the Attorneys General of Louisiana, Minnesota, Mississippi and Texas alleging a price fixing conspiracy and other violations of state antitrust or deceptive trade practices laws and seeking certification on statewide classes, damages, statutory and civil penalties and other relief. The state courts in Colorado, Florida, Nevada, North Carolina and Tennessee have dismissed the complaints, but the plaintiffs have or are expected to appeal those dismissals. On June 29, 1995, the Texas Supreme Court handed down a decision in the Company's favor, holding that the plaintiffs, as indirect purchasers, were barred from proceeding under the Texas Deceptive Trade Practices-Consumer Protection Act. The civil and criminal inquiries by the Canadian Bureau of Competition Policy into alleged anticompetitive practices by the Company and certain other members of the Canadian infant formula industry are ongoing.

Pharmaceutical Pricing Litigation
---------------------------------

The Company, along with more than 30 other pharmaceutical manufacturers, drug wholesalers and pharmacy benefit managers, is a defendant in over 100 actions brought by over 3000 plaintiffs in various federal courts seeking damages and injunctive relief under the federal antitrust laws for alleged antitrust violations in the pricing and marketing of brand-name prescription drugs. The federal actions have been transferred for pretrial purposes to the United States District Court for the Northern District of Illinois, and discovery is proceeding. Additional actions continue to be filed.
The Federal Court has denied a motion by the defendants to consolidate for trial all of the conspiracy claims brought by the various plaintiffs under the Sherman Antitrust Act. In the California state court litigation, the Court has certified a class of independent California retail pharmacies/pharmacists and a class of California consumers who purchased brand-name prescription drugs from independent California pharmacies. Additional actions claiming damages on behalf of purported classes of consumers have been filed in state courts in Colorado and New York.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a) Exhibits (listed by number corresponding to the Exhibit Table of Item 601 in Regulation S-K).

27. Bristol-Myers Squibb Company Financial Data Schedule.  Page E-
    1-1.

(b) Reports on Form 8-K.

Reports on Form 8-K were filed on May 3, 1995 and June 19, 1995, covering Item 5 - Other Events, and Item 7 - Financial Statements and Exhibits, relative to the Breast Implant Litigation.

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





Date       August 11, 1995            /s/ Harrison M. Bains, Jr.
    ----------------------------      -----------------------------
                                          Harrison M. Bains, Jr.
                                       Vice President and Treasurer






Date       August 11, 1995            /s/ Frederick S. Schiff
    ----------------------------      -----------------------------
                                          Frederick S. Schiff
                                      Vice President and Controller