Form 10-Q
period 1995-09-30
BRISTOL MYERS SQUIBB CO
filed 1995-11-14
CIK 14272

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                  FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1995
                         Commission File Number 1-1136


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

                      Yes  [ X ]               No  [    ]


At September 30, 1995, there were 504,566,630 shares outstanding of the Registrant's $.10 par value Common Stock.

                       BRISTOL-MYERS SQUIBB COMPANY


                            INDEX TO FORM 10-Q


                            September 30, 1995



                                                            Page No.
                                                            --------
Part I - Financial Information:

  Condensed Financial Statements (Unaudited):

  Consolidated Balance Sheet - September 30, 1995
    and December 31, 1994                                      2 - 3

  Consolidated Statement of Earnings for the three
    and nine months ended September 30, 1995 and 1994              4

  Consolidated Statement of Cash Flows for the nine
    months ended September 30, 1995 and 1994                       5

  Management's Discussion and Analysis of Financial
    Condition and Results of Operations                       6 - 12


Part II - Other Information                                  13 - 17

Signatures                                                        18

Exhibit:

  Exhibit 27 - Financial Data Schedule                        E-27-1

                   BRISTOL-MYERS SQUIBB COMPANY
          CONDENSED CONSOLIDATED BALANCE SHEET - ASSETS
     (Unaudited, in millions of dollars except share amounts)



                                          September 30,      December 31,
                                               1995              1994
                                          -------------      ------------

Current Assets:

  Cash and cash equivalents                     $ 1,674           $ 1,642
  Time deposits and marketable
    securities                                      510               781
  Receivables, net of allowances                  2,189             2,043

  Finished goods                                    891               781
  Work in process                                   168               233
  Raw and packaging materials                       379               383
                                                -------           -------
  Inventories                                     1,438             1,397

  Prepaid expenses                                  799               847
                                                -------           -------
    Total Current Assets                          6,610             6,710
                                                -------           -------


Property, Plant and Equipment                     6,123             5,836

Less: Accumulated depreciation                    2,333             2,170
                                                -------           -------
                                                  3,790             3,666
                                                -------           -------


Insurance Recoverable                               961               968

Excess of cost over net tangible assets
  received in business acquisitions               1,178               939

Other Assets                                        843               627
                                                -------           -------


  Total Assets                                  $13,382           $12,910
                                                =======           =======

                      BRISTOL-MYERS SQUIBB COMPANY
                CONDENSED CONSOLIDATED BALANCE SHEET -
                  LIABILITIES AND STOCKHOLDERS' EQUITY
        (Unaudited, in millions of dollars except share amounts)



                                            September 30,    December 31,
                                                 1995            1994
                                            -------------    ------------
Current Liabilities:

  Short-term borrowings                            $  699         $   725
  Accounts payable                                    759             693
  Accrued expenses                                  1,720           1,481
  Product liability                                   296             635
  U.S. and foreign income taxes
    payable                                           737             740
                                                  -------         -------
    Total Current Liabilities                       4,211           4,274


Product Liability                                   1,224           1,201

Other Liabilities                                     998           1,087

Long-Term Debt                                        632             644
                                                  -------         -------
    Total Liabilities                               7,065           7,206
                                                  -------         -------
Stockholders' Equity:

  Preferred stock, $2 convertible series:
    Authorized 10 million shares; issued
    and outstanding 19,552 in 1995 and
    21,857 in 1994, liquidation value
    of $50 per share                                    -               -

  Common stock, par value of $.10 per share:
    Authorized 1.5 billion shares; issued
    540,183,404 in 1995 and 540,173,669
    in 1994                                            54              54

  Capital in excess of par value of
    stock                                             383             397

  Cumulative translation adjustments                 (316)           (301)

  Retained earnings                                 8,431           7,600
                                                  -------         -------
                                                    8,552           7,750

  Less cost of treasury stock -
    35,616,774 common shares in
    1995 and 32,887,848 in 1994                     2,235           2,046
                                                  -------         -------
       Total Stockholders' Equity                   6,317           5,704
                                                  -------         -------

  Total Liabilities and Stockholders'
    Equity                                        $13,382         $12,910
                                                  =======         =======

                           BRISTOL-MYERS SQUIBB COMPANY
                   CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
           (Unaudited, in millions of dollars except per share amounts)




                                    Three Months Ended   Nine Months Ended
                                       September 30,       September 30,
                                    ------------------   -----------------
                                       1995      1994       1995     1994
                                     ------    ------    -------   ------

Net Sales                            $3,413    $2,932    $10,159   $8,736
                                     ------    ------    -------   ------

Expenses:

  Cost of products sold                 930       760      2,716    2,246
  Marketing, selling,
   administrative and other             826       706      2,633    2,239
  Advertising and product
   promotion                            406       318      1,182      972
  Research and development              293       274        876      806
                                     ------    ------     ------   ------
                                      2,455     2,058      7,407    6,263
                                     ------    ------     ------   ------

Earnings Before Income Taxes            958       874      2,752    2,473

Provision for income taxes              269       253        798      729
                                     ------    ------     ------   ------

Net Earnings                         $  689    $  621     $1,954   $1,744
                                     ======    ======     ======   ======


Earnings Per Common Share             $1.36     $1.22      $3.86    $3.43
                                      =====     =====      =====    =====


Average Common Shares
 Outstanding (in millions)              506       509        507      509
                                        ===       ===        ===      ===


Dividends Per Common Share             $.74      $.73      $2.22    $2.19
                                       ====      ====      =====    =====

                          BRISTOL-MYERS SQUIBB COMPANY
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                      (Unaudited, in millions of dollars)

                                                      Nine Months Ended
                                                         September 30,
                                                      ------------------
                                                        1995        1994
                                                      ------      ------
Cash Flows From Operating Activities:
 Net earnings                                         $1,954      $1,744
 Depreciation and amortization                           259         242
 Other operating items                                    34           3
 Receivables                                            (147)        (65)
 Inventories                                             (33)        (55)
 Prepaid expenses                                        (15)          7
 Accounts payable                                         69         (85)
 Accrued expenses                                        162          54
 Product liability                                      (316)       (230)
 Income taxes                                             91         109
 Other liabilities                                      (201)        (78)
                                                      ------      ------
  Net Cash Provided by Operating Activities            1,857       1,646
                                                      ------      ------

Cash Flows From Investing Activities:
 Proceeds from sales of time deposits and
   marketable securities                                 336          34
 Purchases of time deposits and marketable
   securities                                            (66)       (447)
 Additions to fixed assets                              (332)       (381)
 Purchases of businesses and other investments          (361)       (657)
 Proceeds from sale of business                            -         285
 Other, net                                              (23)         (6)
                                                      ------      ------
  Net Cash Used in Investing Activities                 (446)     (1,172)
                                                      ------      ------
Cash Flows From Financing Activities:
 Short-term borrowings                                   (43)        536
 Long-term debt                                           (7)         31
 Issuances of common stock under stock plans              41          21
 Purchases of treasury stock                            (244)       (506)
 Dividends paid                                       (1,123)     (1,112)
                                                      ------      ------
  Net Cash Used in Financing Activities               (1,376)     (1,030)
                                                      ------      ------

Effect of Exchange Rates on Cash                          (3)        (22)
                                                      ------      ------

Increase/(Decrease) in Cash and Cash Equivalents          32        (578)
Cash and Cash Equivalents at Beginning of
  Period                                               1,642       2,421
                                                      ------      ------

Cash and Cash Equivalents at End of Period            $1,674      $1,843
                                                      ======      ======

                     BRISTOL-MYERS SQUIBB COMPANY
                 MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          (in millions of dollars, except per share amounts)

Basis of Presentation
---------------------

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal adjustments) necessary for a fair presentation of the financial position of Bristol-Myers Squibb Company (the "Company") at September 30, 1995 and December 31, 1994, the results of operations for the three and nine months ended September 30, 1995 and 1994, and cash flows for the nine months ended September 30, 1995 and 1994. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company's 1994 Annual Report on Form 10-K. In general, the business of the Company's industry segments is not seasonal.

Third Quarter Results of Operations
------------------------------------

Sales
-----

Worldwide sales for the third quarter of 1995 increased 16% over the prior year to $3,413. Excluding the three acquisitions during the last year, sales for the quarter increased 11%. The consolidated sales growth resulted from a 14% increase due to volume, a 1% increase due to the favorable effect of foreign currency translation, and a 1% increase in selling prices.
Domestic sales increased 12% and international sales increased 23% (21% excluding the favorable effect of foreign currency translation). All four of the Company's industry segments reported sales increases in both domestic and international markets. Worldwide sales for the third quarter of 1994 increased 2% compared to the third quarter of 1993, reflecting a 1% increase due to volume, a 1% increase due to the favorable effect of foreign currency translation, with no effect due to changes in selling prices.

Industry Segments
-----------------
                                      Three Months Ended September 30,
                                   -------------------------------------
                                       Net Sales          % Change
                                   ------------------ ------------------
                                      1995      1994     1995       1994
                                   -------   -------  -------    -------
Pharmaceutical Products             $1,932    $1,682      15%         2%
Medical Devices                        458       407      13%        (2%)(a)
Nonprescription
  Health Products                      623       492      27%         1%
Toiletries and Beauty Aids             400       351      14%        11%
                                    ------    ------
  Total Company                     $3,413    $2,932      16%         2%
                                    ======    ======

(a) Excluding the effect of businesses divested in 1994, sales increased 6%.

                     BRISTOL-MYERS SQUIBB COMPANY
                 MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          (in millions of dollars, except per share amounts)

Sales in the pharmaceutical products segment, which is the largest segment at 57% of total company sales, increased 15% over the third quarter of 1994 to $1,932. Sales growth resulted from a 13% increase in volume, a 1% increase due to changes in selling prices and a 1% increase due to the favorable effect of foreign currency translation. Sales of cardiovascular drugs, the largest product group in the segment, increased 5% to $721. Sales of captopril, an angiotensin converting enzyme (ACE) inhibitor sold primarily under the trademark CAPOTEN* and the Company's largest selling product, decreased 2% to $376, due to increased competition in the ACE inhibitor category and the loss of patent exclusivity in Germany in February 1995. PRAVACHOL*, the Company's leading cholesterol-lowering agent, and MONOPRIL*, a second generation ACE inhibitor with once-a-day dosage, contributed to the increase in cardiovascular sales. In the U.S., PRAVACHOL* benefited from a change in the clinical pharmacology section of its labeling to reflect a 67% reduction in the incidence of fatal and non-fatal heart attacks in hypercholesterolemic patients. Anti-infective drug sales increased 11% to $393 due to sales of ZERIT*, an antiretroviral drug approved by the FDA in June 1994, introductory sales of MAXIPIME*, launched in Japan in August 1995 and strong sales growth of CEFZIL* and broad spectrum penicillins. In the Company's line of anti-cancer drugs, sales increased 20% to $409. TAXOL* (paclitaxel), which continues to benefit from the April 1994 approval for its use in the treatment of breast cancer after failure of combination chemotherapy for metastatic disease or relapse within six months of adjuvant chemotherapy, increased 62% over the prior year. Sales of PARAPLATIN* and PLATINOL* increased in domestic and international markets. Sales of central nervous system drugs increased due to introductory sales of SERZONE*, the Company's newly launched antidepressant which offers a favorable side effect profile, and increases in sales of BUSPAR*, the Company's novel anti-anxiety agent and STADOL NS*, a prescription nasal spray analgesic. Dermatological drug sales increased primarily due to strong sales of DOVONEX*, a vitamin D3 analogue for the treatment of moderate psoriasis. Glucophage, a new oral anti-diabetes agent for Type II non-insulin dependent diabetes introduced in the second quarter of 1995, contributed to the sales growth for the segment. For the third quarter of 1994, sales of the pharmaceutical products segment increased 2% over the third quarter of 1993 primarily as a result of increases in sales of cardiovascular, anti-cancer, central nervous system and dermatological drugs.

In the medical devices segment, sales increased 13% to $458. In January 1995, the Company acquired Calgon Vestal Laboratories, a skin care and infection control products business. Excluding the effect of that acquisition, sales increased 5%, reflecting a 3% increase due to volume and a 2% increase due to the favorable effect of foreign currency translation, with no effect due to changes in selling prices. Sales of ostomy care products increased due to the growth of the ACTIVE LIFE/COLODRESS* and the SUR-FIT/COMBIHESIVE* product lines. Worldwide sales of prosthetic implants increased 3% with growth of the Insall/Burstein II Modular Total Knee System and the CENTRALIGN* Precoat Hip Prosthesis. The NEXGEN* Complete Knee Solution, the

* Indicates brand names of products which are registered trademarks owned by the Company.

                     BRISTOL-MYERS SQUIBB COMPANY
                  MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           (in millions of dollars, except per share amounts)

Company's advanced knee replacement system introduced in the first quarter, has received strong initial acceptance. In the Company's line of wound care products, sales increased reflecting volume growth of DUODERM* products. For the third quarter of 1994, medical devices segment sales decreased 2% over the prior year. Excluding the effect of divested businesses, sales increased 6% primarily due to increased sales of prosthetic implants, ostomy and wound care products.

Sales of the nonprescription health products segment increased 27% to $623. In September 1994, the Company acquired the remaining ownership interest of the UPSA Group, the leading maker and marketer of analgesics in France and Belgium and a world leader in effervescent technology. Excluding the acquisition of UPSA, sales increased 14%, reflecting a 15% increase due to volume and a 1% decrease in selling prices. Exchange rate fluctuations had no effect on sales growth for the quarter. ENFAMIL* and PROSOBEE* infant formula sales increased with the addition of new sole-source contracts in late 1994 and 1995 under the federal government's Women, Infants and Children (WIC)
Program including New York, Florida, Georgia, California and the
Western States Alliance. Sales of LACTOFREE*, a milk-based, lactose-free infant formula, and NUTRAMIGEN* infant formula also increased, as did the Company's line of SUSTAGEN* products. Sales of analgesics also increased due to EXCEDRIN* in the U.S., BUFFERIN* in Japan and EFFERALGAN* in Europe. For the third quarter of 1994, the nonprescription health products segment sales increased 1% over the prior year, primarily due to increases in ENFAMIL*, LACTOFREE*, NUTRAMIGEN* and EXCEDRIN*.

Sales of the toiletries and beauty aids segment increased 14% over the prior year to $400. In August 1994, the Company acquired Matrix Essentials, Inc., the leading manufacturer in North America of professional hair care and beauty products sold exclusively in beauty salons. Excluding the acquisition of Matrix, sales increased 7%, reflecting a 5% increase due to volume, a 3% increase due to selling prices, and a 1% decrease due to the unfavorable effect of foreign currency translation. Sales of the Company's haircoloring products were strong, reflecting worldwide growth of NICE 'N EASY*, LOVING CARE* and the continued success of NATURAL INSTINCTS*. Sales of hair care products increased due to the launch of the HERBAL ESSENCES* complete line of shampoos and conditioners, as well as the addition of the SYSTEME BIOLAGE*, MATRIX ESSENTIALS* and VAVOOM!* lines from Matrix. Skin care products sales increased primarily due to strong international volume growth of SEA BREEZE*. For the third quarter of 1994, sales of the toiletries and beauty aids segment increased 11% over the prior year primarily due to the acquisition of Matrix Essentials and increased sales of haircoloring and haircare products.

Cost of Products Sold and Operating Expenses
--------------------------------------------

Total costs and expenses for the quarters ended September 30, 1995 and 1994 as a percentage of sales were 71.9% and 70.2%, respectively, increasing primarily due to increased costs associated with recent acquisitions and lower gross margins as a result of increased

                     BRISTOL-MYERS SQUIBB COMPANY
                 MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          (in millions of dollars, except per share amounts)

participation in the WIC program. Cost of products sold increased to 27.2% of sales from 25.9% in 1994. Marketing, selling, administrative and other expenses as a percentage of sales were 24.2% in 1995 and 24.1% in 1994. Expenditures for advertising and promotion in support of new and existing products increased 28% to $406 from $318 in 1994 and, as a percentage of sales, increased to 11.9% from 10.8% in 1994 primarily due to spending by acquisitions, as well as spending in support of new product launches. Research and development expenses increased 7% to $293 from $274 in 1994, and as a percentage of sales were 8.6% compared to 9.3%. Pharmaceutical research and development spending increased 2% over the prior year and as a percentage of pharmaceutical sales, was 12.5% compared to 14.1% in 1994.

On September 1, 1995, the Company acquired A/S GEA Farmaceutisk
Fabrik, a leading manufacturer and marketer of branded generic pharmaceuticals for the Scandinavian market.

During the second quarter, research alliances with the following companies were announced: Somatix Therapy Corporation, a biotechnology company specializing in gene therapy; SIBIA, Inc., a biotechnology company engaged in the development of products based on cloned receptor and functional assay technology; and ChromaXome Corporation, a company that uses DNA technology to tap novel sources of chemical diversity. In October, 1995, the Company announced research collaborations with Ixsys, Inc., a biopharmaceutical company engaged in the development of molecular design technologies. In November, 1995, the Company made an additional equity investment in Cadus Pharmaceutical Corporation, a biotechnology company that specializes in developing novel drug screening techniques.

Earnings
--------

Earnings before income taxes for the third quarter increased 10% to $958 from $874 in 1994. Net earnings increased 11% to $689 from $621 and earnings per share increased 11% to $1.36 from $1.22 in 1994. The effective tax rate on earnings before taxes decreased to 28.1% in 1995 from 28.9% in 1994 reflecting the benefit of increased earnings in lower tax jurisdictions.

Year-to-Date Results of Operations
----------------------------------
Sales
-----

Worldwide sales for the first nine months of 1995 increased 16% over the prior year to $10,159. Excluding the three acquisitions during the last year, sales increased 10% for the nine months. The consolidated sales growth resulted from a 14% increase due to volume and a 2% increase due to the favorable effect of foreign currency translation. Changes in selling prices had no effect on sales growth. Domestic sales increased 10%, and international sales increased 26% (21% excluding the favorable effect of foreign currency translation). Worldwide sales for the first nine months of 1994 increased 4% compared to the prior year, reflecting a 3% increase due to volume and a 1% increase due to selling prices. Exchange rate fluctuations had

                     BRISTOL-MYERS SQUIBB COMPANY
                 MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           (in millions of dollars, except per share amounts)

no effect on sales growth for the nine months.

Industry Segments
-----------------
                                       Nine Months Ended September 30,
                                   -------------------------------------
                                        Net Sales          % Change
                                   ------------------ ------------------
                                      1995      1994     1995       1994
                                   -------   -------  -------    -------
Pharmaceutical Products             $5,773    $5,114      13%         7%
Medical Devices                      1,394     1,237      13%        (1%)(a)
Nonprescription
  Health Products                    1,801     1,425      26%        (1%)
Toiletries and Beauty Aids           1,191       960      24%         1%
                                   -------    ------
  Total Company                    $10,159    $8,736      16%         4%
                                   =======    ======

(a) Excluding the effect of businesses divested in 1994, sales increased 5%.

Sales of the pharmaceutical products segment increased 13% to $5,773, reflecting an 11% increase due to volume and a 2% increase due to the favorable effect of foreign currency translation. Changes in selling prices had no effect on sales growth. Domestic sales increased 7% and international sales increased 20% (11% excluding acquisitions and foreign currency translation). Cardiovascular drug sales increased 5% to $2,163. Sales of CAPOTEN* increased 2% to $1,156 as the benefit from new indications for the treatment of diabetic nephropathy and left ventricular dysfunction were partially offset by increasing competition in the ACE inhibitor market. In the U.S., the expiration date of the CAPOTEN* patent was redefined by legislation implementing the GATT treaty to February 1996, although the subject of ongoing litigation. PRAVACHOL*, MONOPRIL*, and SOTALOL* also reported strong worldwide increases. Sales of anti-infectives increased 14% to $1,230 primarily due to the strong growth of DURICEF* and CEFZIL*, particularly in international markets, and the introductory sales of ZERIT* and MAXIPIME*. Increases in sales of anti-cancer drugs were very strong, primarily due to the continued growth of TAXOL*, and the strong performance of PARAPLATIN* and PLATINOL*. Sales of the Company's central nervous system drugs increased, reflecting the introductory sales of SERZONE*, as well as the strong growth of BUSPAR* and STADOL NS*. Dermatological drug sales increased primarily due to strong sales of DOVONEX*. For the first nine months of 1994, sales of the pharmaceutical products segment increased 7% over the first nine months of the prior year primarily as a result of increases in sales of cardiovascular, anti-cancer and central nervous system drugs partially offset by decreases in anti-infectives.

Sales of the medical devices segment increased 13% to $1,394. Excluding the acquisition of Calgon Vestal and the sales of divested businesses, sales increased 7%, with a 3% increase due to volume and a 4% increase due to the favorable effect of foreign currency translation. Domestic sales increased 11% (excluding acquisitions and divestitures, sales remained at prior year levels) and international

                     BRISTOL-MYERS SQUIBB COMPANY
                 MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           (in millions of dollars, except per share amounts)

sales increased 15% (6% excluding acquisitions, divestitures and foreign currency translation). Increases in sales of the SUR-FIT/ COMBIHESIVE* and the ACTIVE LIFE/COLODRESS* product lines led to the increase in sales of ostomy care products. Worldwide sales of prosthetic implants increased due to growth overseas and continued success in the U.S. of the Insall/Burstein II Modular Total Knee System. Increased sales of wound care products resulted from the success of the DUODERM* product line. For the first nine months of 1994, medical devices segment sales decreased 1% over the prior year. Excluding the effect of divested businesses, sales increased 5% primarily as a result of sales growth in prosthetic implants, ostomy and wound care products.

In the nonprescription health products segment, sales increased 26% to $1,801. Excluding the acquisition of UPSA, sales increased 11%, with a 10% increase due to volume and a 1% increase due to the favorable effect of foreign exchange. Changes in selling prices had no effect on sales growth. Domestic sales increased 7% and international sales increased 59% (17% excluding acquisitions and foreign currency translation). Sales of infant formulas increased primarily due to the Company's increased participation in the federal government's WIC program. Sales of analgesics were strong due to increased sales of EXCEDRIN* in the U.S., BUFFERIN* in Japan and EFFERALGAN* in Europe. For the first nine months of 1994, nonprescription health products segment sales decreased 1%, primarily due to decreased sales of analgesics and cough/cold remedies which were partially offset by increases in sales of infant formulas.

Sales of the toiletries and beauty aids segment increased 24% to $1,191. Excluding the acquisition of Matrix, sales increased 8% reflecting a 6% increase due to volume, a 2% increase due to selling prices, and no effect due to foreign currency translation. Domestic sales increased 26% (6% excluding the effect of acquisitions) and international sales increased 20% (14% excluding acquisitions and the unfavorable effect of foreign currency translation). Sales growth of the Company's haircoloring products was led by NATURAL INSTINCTS*, NICE 'N EASY* and LOVING CARE*. Increases in sales of shampoos and conditioners benefited from the introduction of HERBAL ESSENCES* as well as the addition of the SYSTEME BIOLAGE*, MATRIX ESSENTIALS* and VAVOOM!* lines from Matrix. For the first nine months of 1994, sales of the toiletries and beauty aids segment increased 1% over the prior year, primarily due to increases in sales of NICE 'N EASY*, LASTING COLOR BY LOVING CARE* and ULTRESS* haircoloring products and SEA BREEZE* skin care products.

Cost of Product Sold and Operating Expenses
-------------------------------------------

Total costs and expenses for the nine months ended September 30, 1995 as a percentage of sales increased to 72.9% from 71.7% for the same period of 1994 primarily as a result of acquired businesses. Cost of products sold increased to 26.7% of sales from 25.7% in 1994. Marketing, selling, administrative and other expenses, as a percentage of sales, were 25.9% compared to 25.6% in 1994. Expenditures for advertising and promotion in support of new and existing products were $1,182 compared to $972 in the prior year, an increase of 22%

                     BRISTOL-MYERS SQUIBB COMPANY
                 MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           (in millions of dollars, except per share amounts)

primarily due to spending by acquisitions, as well as spending in support of new product launches. Research and development increased 9% to $876 compared to $806 in the prior year, and as a percentage of sales were 8.6% in 1995 and 9.2% in 1994. Pharmaceutical research and development spending increased 6% over prior year levels and as a percentage of pharmaceutical sales was 12.8% compared to 13.6% in 1994.

Earnings
--------

Earnings before income taxes for the first nine months increased 11% to $2,752 from $2,473 in 1994, and pretax margins decreased to 27.1% from 28.3% primarily due to increased costs associated with recent acquisitions and lower gross margins as a result of increased participation in the WIC program. Net earnings increased 12% to $1,954 from $1,744 and earnings per share increased 13% to $3.86 from $3.43 in 1994. The effective tax rate on earnings before taxes decreased to 29.0% in 1995 from 29.5% in 1994 reflecting the benefit of increased earnings in lower tax jurisdictions.

Financial Position
------------------

The balance sheet at September 30, 1995 and the statement of cash flows for the nine months then ended reflect the Company's strong financial position. The Company continues to maintain a high level of working capital totaling $2,399 at September 30, 1995.

Internally generated funds continue to be the Company's primary source for financing expenditures for new plant and equipment. Additions to fixed assets for the nine months ended September 30, 1995 were $332 compared to $381 during the same period of 1994.

During the nine months ended September 30, 1995, the Company purchased 3,668,000 shares of its common stock at a total cost of $244.

Reference is made to Part II, Item 1 - Legal Proceedings in which developments are described for various lawsuits, claims and proceedings in which the Company is involved.

                      BRISTOL-MYERS SQUIBB COMPANY
                       PART II - OTHER INFORMATION
                      ----------------------------


Item 1.  Legal Proceedings
--------------------------

Various lawsuits, claims and proceedings of a nature considered normal to its business are pending against the Company and certain of its subsidiaries. The most significant of these are reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, and material developments in such matters are described in the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 1995 and June 30, 1995, and below.

Breast Implant Litigation
-------------------------

The Company and its subsidiary, Medical Engineering Corporation ("MEC"), together with certain other companies, are defendants in numerous breast implant product liability suits, including a class action pending in the United States District Court in Birmingham, Alabama (Honorable Sam C. Pointer, Jr.). As of November 1, 1995 there were approximately 20,000 plaintiffs with pending suits against the Company and its subsidiaries. Typically the plaintiffs allege personal injuries and seek compensatory and punitive damages.

On September 1, 1994 Judge Pointer approved a settlement of the class action, subject to various conditions, involving payments totalling $4.25 billion by the defendants over 30 years. The settlement provided, among other things, that if the total amount of approved current disease compensation claims as defined in the settlement agreement against all defendants exceeded $1.2 billion, scheduled benefits would be reduced and claimants would have a second opportunity to withdraw or opt out from the settlement.

On October 7, 1995, Judge Pointer issued an order declaring that class members in the breast implant class action settlement would be accorded such a second opt-out right because the value of current claims would likely far exceed the $1.2 billion set aside for such claims, that negotiations were not successful in eliminating the need for a reduction in benefits under the program, that large numbers of class members would opt out and thus defendants would withdraw from the settlement.

Under the Order, class members would be permitted to opt out and pursue litigation beginning on or about December 1, 1995. The court stated, however, that class members would not be required to take immediate action to file suit to preserve their claims, for the class action would be maintained and the statute of limitations would remain suspended until a class member opts out. The court also indicated that a modified settlement program may be offered by the Company, Baxter Healthcare and 3M Company.

The Board of Directors of the Company recently conditionally authorized management to enter into such a modified settlement program. Baxter Healthcare, 3M Company, McGhan Medical Corporation and Union Carbide Corporation are also expected to participate.

This fifteen-year settlement program, if approved by the district

                     BRISTOL-MYERS SQUIBB COMPANY
                      PART II - OTHER INFORMATION
                      ---------------------------

court and any appellate courts, would provide benefits to those breast implant recipients, other than foreign claimants, who have had at least one breast implant manufactured by one of the settling defendants (or their predecessors or subsidiaries). Several kinds of benefits would be available for eligible participants: (1) for current claimants, compensation ranging from $10,000 to $50,000 based on disease and disability definitions of the original settlement, plus supplemental benefits of an additional $15,000 to $50,000 for claimants with ruptured implants; (2) for current claimants seeking higher benefits and for other registrants, compensation ranging from $75,000 to $250,000 based on new, more stringent disease and disability definitions; and (3) although the settling defendants are not recommending removal of implants absent some specific medical reason, a $3,000 payment for those class members (other than late registrants) who seek removal of implants. In addition, current claimants would be eligible for an advance payment of $5,000, and other existing registrants would be eligible for an advance payment of $1,000. For certain current claimants, benefits would be payable regardless of the number of claimants seeking compensation, regardless of the total dollar value of approved claims, and regardless of the outcome of appeals from the order approving the settlement. For other claimants, benefits would be subject to an aggregate $755 million cap for all participating companies over the fifteen year life of the program.

The settlement notice is expected to be disseminated in December 1995; it will provide for opt-out rights for class members, which must be exercised within 45 days after they receive notice of the status of their registration and claim. Certain class members who had not previously registered by certain deadlines will have the opportunity to opt out provided they register by April 1, 1996. In the event the dollar value of claims subject to the cap exceeds $755 million, claimants may be afforded additional opt-out rights but without the right to assert punitive or other statutory multiple damage claims.
It is not possible on any reliable basis to estimate how many class members will participate in or opt out of the settlement.

The cost of the settlement is dependent upon the number of class members that participate, the kinds of claims asserted and approved under the settlement, and their dollar value. In light of the uncertainties attendant to these and other factors, it is not possible to achieve any precision at this time in estimating the cost of the settlement to the Company. The court has advised that approximately 440,000 women with implants of all manufacturer companies had registered with the claims office under the original settlement, including approximately 57,000 foreign class members. However, since all women with implants were urged by the court to register, the number of registrants will not necessarily indicate the number of women who have filed or will file claims against the settlement funds.

In July of 1995, the Company entered into a $20.5 million (U.S. funds) class action settlement with plaintiff representatives in the provinces of Ontario and Quebec. The class includes persons who have or had MEC breast implants and who reside in Ontario and Quebec or who received their MEC implants there. The settlement has been approved by the provincial courts of Ontario and Quebec. The Company has the right to withdraw from the settlement depending upon the number of

                     BRISTOL-MYERS SQUIBB COMPANY
                      PART II - OTHER INFORMATION
                      ---------------------------

claimants who opt out or participate in the program.

The Company's insurers have been notified of the breast implant claims and the settlement and certain insurers have reserved their rights or declined to confirm coverage. In 1993, the Company commenced litigation in state court, Jefferson County, Texas, against most of the Company's insurers, seeking damages and a declaration of coverage. A trial of this insurance coverage case is expected in 1996.
Judge Pointer reported that as of February 28, 1995, 7,270 United States women and 2,174 foreign women had elected to opt out of the original settlement as to all defendants. With respect to such opt outs by women from the United States, the Company has estimated that approximately 3,000 women may assert claims based upon MEC implants, approximately 2,000 of whom reside in Texas. The Company has, at this time, identified approximately 300 of the foreign opt-outs as having MEC implants. A number of the opt-outs cannot, at this time, be identified as having implants of any particular manufacturer. The exact number of lawsuits that will remain in the event the settlement becomes effective is unknown at this time.

The cost to the Company of resolving opt-out claims is subject to a number of uncertainties in addition to the unknown quantity and quality of such claims. While there have been large judgments, the relatively few trials against breast implant manufacturers have produced mixed results, and additional trials may affect the outlook. The Company has maintained throughout this litigation that breast implants do not cause disease and recent medical and scientific data supports the Company's position. The results of continuing medical research and a variety of additional factors, including the success of other legal defenses, may substantially affect the cost of resolving opt out cases.

In the fourth quarter of 1993, the Company recorded a charge of $500 million before taxes ($310 million after taxes) in respect of breast implant claims. The charge consisted of $1.5 billion for potential liabilities and expenses, offset by $1 billion of expected insurance proceeds. In the fourth quarter of 1994, the Company recorded an additional special charge of $750 million before taxes ($488 million after taxes) related to breast implant product liability claims. Although the revised settlement has just been reached and its effect cannot at present be predicted, the Company believes that after its consequences are analyzed and more information becomes available, an additional charge to earnings may likely be required with respect to breast implant litigation which may have a material effect on the Company's results of operations for the year. Such charge should not have a material adverse effect on the Company's liquidity or consolidated financial position.

Infant Formula Matters
----------------------

The Company, one of its subsidiaries, and others are defendants in 25 antitrust actions in 19 states filed on behalf of purported statewide classes of indirect purchasers of infant formula products and by the Attorneys General of Louisiana, Minnesota, Mississippi and Texas alleging a price fixing conspiracy and other violations of state antitrust or deceptive trade practices laws and seeking penalties and

                     BRISTOL-MYERS SQUIBB COMPANY
                      PART II - OTHER INFORMATION
                      ---------------------------

other relief. The state courts in Colorado, Florida, Nevada, North Carolina and Tennessee have dismissed the complaints, but the plaintiffs have or are expected to appeal those dismissals. On June 29, 1995, the Texas Supreme Court handed down a decision in the Company's favor, holding that the plaintiffs, as indirect purchasers, were barred from proceeding under the Texas Deceptive Trade Practices-Consumer Protection Act. On October 10, 1995, a trial in which the Company and Abbott Laboratories are defendants began in state court in Wichita, Kansas and is expected to continue through early December. Courts in Wisconsin and South Dakota have also certified classes of indirect purchasers of infant formula. Class certification motions have been denied in Minnesota and Michigan. The civil and criminal inquiries by the Canadian Bureau of Competition Policy into alleged anticompetitive practices by the Company and certain other members of the Canadian infant formula industry are ongoing.

Pharmaceutical Pricing Litigation
---------------------------------

The Company, along with more than 30 other pharmaceutical manufacturers, drug wholesalers and pharmacy benefit managers, is a defendant in over 100 actions brought by a class of retail pharmacists and by over 3,000 independent and chain pharmacies in various federal courts seeking damages and injunctive relief under the federal antitrust laws for alleged antitrust violations in the pricing and marketing of brand-name prescription drugs. The federal actions have been transferred for pre-trial purposes to the United States District Court for the Northern District of Illinois, where fact discovery has been completed, and discovery of expert witnesses is proceeding. The court has indicated that trial of the consolidated class actions will begin on April 1, 1996. Additional actions continue to be filed. In the California state court litigation, petitions for writ of mandate concerning orders that certified a class of independent California retail pharmacies/pharmacists and a class of California consumers who purchased brand name prescription drugs from independent California pharmacies have been denied. In the Alabama state court litigation, the plaintiffs have purported to amend their complaint to add class action allegations. In the Wisconsin state court litigation, the Court has denied the defendants' motion to dismiss plaintiffs' complaint, but has required plaintiffs to replead. In the Washington state court litigation, the Court entered an order dismissing all of the plaintiff's claims, and the plaintiff has appealed. An additional action claiming damages on behalf of a purported class of consumers has been filed in state court in Arizona.

                      BRISTOL-MYERS SQUIBB COMPANY
                      PART II - OTHER INFORMATION
                      ----------------------------


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a) Exhibit (listed by number corresponding to the Exhibit Table of Item 601 in Regulation S-K).

27. Bristol-Myers Squibb Company Financial Data Schedule.
    Page E-27-1.

(b) Reports on Form 8-K.

The Registrant did not file any reports on Form 8-K during the quarter ended September 30, 1995.

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





Date     November 13, 1995            /s/ Harrison M. Bains, Jr.
    ----------------------------      -----------------------------
                                          Harrison M. Bains, Jr.
                                       Vice President and Treasurer






Date     November 13, 1995            /s/ Frederick S. Schiff
    ----------------------------      -----------------------------
                                          Frederick S. Schiff
                                      Vice President and Controller