Form 10-K
period 1995-12-31
BRISTOL MYERS SQUIBB CO
filed 1996-03-28
CIK 14272

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-K

        [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934  [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.  Yes  [ X ]    No  [   ]

The aggregate market value of voting stock held by non-affiliates of the registrant as of February 29, 1996 was $42,737,239,493. At February 29, 1996, there were 503,514,330 shares of common stock outstanding.


                      Documents incorporated by reference


Proxy Statement for Annual Meeting of Stockholders on May 7, 1996.   Part III

                                        PART I
                                        ------

Item 1.   BUSINESS.

DESCRIPTION OF BRISTOL-MYERS SQUIBB COMPANY
-------------------------------------------

General:
-------
Bristol-Myers Squibb Company ("Bristol-Myers Squibb" or the "Company") was incorporated under the laws of the State of Delaware in August 1933 under the name Bristol-Myers Company as successor to a New York business started in 1887. In 1989, the Bristol-Myers Company changed its name to Bristol-Myers Squibb Company, as a result of a merger. The Company, through its divisions and subsidiaries, is a major producer and distributor of pharmaceutical products, medical devices, nonprescription health products, toiletries and beauty aids. In general, the business of the Company's industry segments is not seasonal.

INDUSTRY SEGMENTS
-----------------
Reference is made to Note 3 Acquisitions and Divestitures and Note 16 Segment Information in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K Annual Report.

DESCRIPTION OF SEGMENTS
-----------------------

Pharmaceutical Products:
-----------------------
This segment includes sales of prescription medicines, mainly cardiovascular, anti-infective and anti-cancer drugs, which comprise about 40%, 20% and 20%, respectively, of the segment's sales, central nervous system drugs and other pharmaceutical products. Cardiovascular drugs include captopril, an angiotensin converting enzyme (ACE) inhibitor sold primarily under the trademarks CAPOTEN* and CAPOZIDE*; pravastatin sodium, an HMG Co-A reductase inhibitor, sold primarily under the trademark PRAVACHOL*; fosinopril sodium, a second-generation ACE inhibitor with convenient once-a-day dosage, sold primarily under the trademark MONOPRIL*; cholestyramine, a cholesterol-reducing agent, sold primarily under the trademark QUESTRAN*; nadolol, a once-a-day beta blocker used in the treatment of hypertension and angina pectoris, sold primarily under the trademarks CORGARD* and CORZIDE*; and sotalol, a beta blocker with unique antiarrhythmic qualities, sold primarily under the trademark SOTACOR*. Anti-infective drugs include cefadroxil monohydrate, an oral cephalosporin, sold primarily under the trademark DURICEF*; cefprozil, an oral cephalosporin used in the treatment of respiratory infections, sold primarily under the trademark CEFZIL*; cephradine, an oral cephalosporin sold primarily under the trademark VELOSEF*; amikacin, an aminoglycoside sold primarily under the trademark AMIKIN*; aztreonam, a monobactam antibiotic sold primarily under the trademark AZACTAM*; didanosine, an antiretroviral drug used in the treatment of adult and pediatric patients with advanced human immunodeficiency virus (HIV) infection, sold under the trademark VIDEX*; synthetic penicillins, sold under the trademarks POLYCILLIN* and POLYMOX*; cefatrizine, an oral cephalosporin, sold

* Indicates brand names of products which are registered trademarks owned by the Company.

primarily under the trademarks CEFAPEROS* and ZANITRIN*; stavudine, used in the treatment of persons with advanced HIV disease, sold under the trademark ZERIT*, cleared for marketing in the U.S. under the FDA's accelerated approval program in June 1994, and which received full FDA approval in January 1996; amphotericin B, an anti-fungal sold primarily under the trademark FUNGIZONE*; and a fourth generation injectable cephalosporin introduced in international markets in 1995 and approved for marketing in the U.S. in early 1996, sold primarily under the trademark, MAXIPIME*. Anti-cancer drugs include paclitaxel, used in the treatment of refractory ovarian cancer, and in treatment of breast cancer after failure of combination chemotherapy for metastatic disease or relapse within six months of adjuvant chemotherapy sold under the trademark TAXOL*;
carboplatin, a chemotherapeutic agent used in the treatment of ovarian cancer, sold primarily under the trademark PARAPLATIN*; etoposide, used in the treatment of small cell lung cancer and refractory testicular cancer, sold primarily under the trademark VEPESID*; PLATINOL*, IFEX* and MEGACE*. Central nervous system drugs include BUSPAR*, an anxiolytic; SERZONE*, a new antidepressant launched in the U.S. and other markets in 1995; and STADOL NS*, a prescription nasal spray analgesic. In March 1995, the Company received FDA approval to market Glucophage, a new oral anti-diabetes agent for type II non-insulin dependent diabetes. Dermatological drugs include DOVONEX*, a vitamin D3 analog for the treatment of moderate psoriasis, and LAC-HYDRIN*, used in the treatment of moderate to severe dry skin. Other pharmaceutical products include OVCON*, an oral contraceptive; ESTRACE*, a low-dose estrogen replacement therapy; and acetycysteine, a medicine that destroys or dissolves mucus sold primarily under the trademark, MUCOMYST*.

In March 1996, the Company acquired Argentia, SA, one of Argentina's largest manufacturers and marketers of ethical pharmaceutical products.

Medical Devices:
---------------
This segment includes sales of orthopaedic implants, which comprise about 40% of the segment's sales, ostomy and wound care products, surgical instruments, arthroscopy products and other medical devices. Some of the principal products in this segment are the ZIMMER* Total System of artificial hips, the Insall/Burstein II Modular Total Knee System, the MGII* Total Knee System, the NEXGEN* Complete Knee Solution, and the CENTRALIGN* Precoat Hip Prosthesis orthopaedic implants; the APEX* Universal Drive and Irrigation System, arthroscopy products introduced in 1995; ACTIVE LIFE/COLODRESS* and SUR-FIT/COMBIHESIVE/SECURE* ostomy care products; and DUODERM* wound care products.

Nonprescription Health Products:
-------------------------------
This segment includes sales of infant formulas and other nutritional products, which comprise about 65% of the segment's sales, analgesics, cough/cold remedies and skin care products. Some of the principal products in this segment are ENFAMIL*, PROSOBEE*, NUTRAMIGEN*, and LACTOFREE* infant formula products; ENFAPRO*, NEXT STEP* and ALACTA*, follow-on formula products for older babies; SUSTAGEN*, ISOCAL*, SUSTACAL*, NUTRAMENT* and BOOST*, nutritional supplements and specialties; THERAGRAN*, VI-FLOR*, VI-SOL* and NATALINS* vitamins; EXCEDRIN*, BUFFERIN*, EFFERALGAN*, ASPIRINE UPSA* and DAFALGAN* analgesics; COMTREX*, a multi-symptom cold reliever; KERI*, a moisturizing body lotion; and ALPHA KERI*, a shower and bath oil.

Toiletries and Beauty Aids:
--------------------------
This segment includes sales of haircoloring and hair care preparations, which comprise about 75% of the segment's sales in 1995 and 1994 and 65% in 1993, deodorants, anti-perspirants and other toiletries and beauty aids. Among the principal products in this segment are NICE 'N EASY*, MISS CLAIROL*, LOVING CARE*, ULTRESS*, NATURAL INSTINCTS* haircolorings and salon haircolorings; the HERBAL ESSENCES* complete line of shampoos and conditioners and other shampoos and after-shampoo treatment products; SYSTEME BIOLAGE* and MATRIX ESSENTIALS*, professional hair care products sold exclusively in beauty salons; INFUSIUM 23* professional hair care products; VAVOOM!* and FINAL NET* hair fixatives; VITALIS* hair preparations; BAN* and MUM*, anti-perspirants and deodorants; and SEA BREEZE* and MATRIX* skin care products.

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

PATENTS, TRADEMARKS AND LICENSES
--------------------------------
The Company owns or is licensed under a number of patents in the United States and foreign countries covering products, principally in the pharmaceutical products and medical devices segments, and has also developed many brand names and trademarks for products in each industry segment. Reference is made to Industry Segments in the Management's Discussion and Analysis of Financial Condition and Results of Operations,
Item 7 of this Form 10-K Annual Report. The Company considers the overall protection of its patent, trademark and license rights to be of material value and acts to protect these rights from infringement. The Company believes that, except for the U.S. patent relating to captopril whose expiration date was redefined by legislation implementing the GATT treaty to February 1996, no single patent or license is of material importance in relation to the business as a whole.

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

Bristol-Myers Squibb spent $1,199 million in 1995, $1,108 million in 1994 and $1,128 million in 1993 on company sponsored research and development activities. Pharmaceutical research and development spending, as a percentage of pharmaceutical sales, was 12.9% in 1995 compared to 13.6% in 1994 and 14.9% in 1993.

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

EMPLOYEES
---------
Bristol-Myers Squibb employed approximately 49,140 people at December 31, 1995.

DOMESTIC AND FOREIGN OPERATIONS
-------------------------------
Reference is made to Note 16 Segment Information in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K Annual Report.

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

Item 2.   PROPERTIES.

Bristol-Myers Squibb's world headquarters is located at 345 Park Avenue, New York, New York, where it leases approximately 841,800 square feet of floor space, approximately 285,880 square feet of which is sublet to others. The Company's pharmaceutical world headquarters is located in Princeton, New Jersey. Other major domestic pharmaceutical facilities are located in Evansville, Indiana, New Brunswick and Plainsboro, New Jersey and Buffalo and Syracuse, New York. The Company's major domestic medical devices facilities are located in Warsaw, Indiana, St. Louis, Missouri, Skillman, New Jersey and Greensboro, North Carolina.

Bristol-Myers Squibb manufactures products at forty-eight major worldwide locations with an aggregate floor space of approximately 13,278,000 square feet. Forty-six are owned by Bristol-Myers Squibb and two facilities are leased. The U.S. manufacturing facilities total eighteen, of which 44% and 28% are used in the manufacture of pharmaceutical products and medical devices, respectively. The non-U.S. operations include a total of thirty major manufacturing facilities, of which 73% and 3% are used in the manufacture of pharmaceutical products and medical devices, respectively. These facilities are located in Australia, Brazil, Canada, China, Colombia, France, Germany, Ireland, Indonesia, Italy, Japan, Mexico, the Netherlands, the Philippines, South Africa, Taiwan, the United Kingdom and Venezuela, and aggregate approximately 6,539,800 square feet of space.

Portions of these facilities and other facilities owned or leased by Bristol-Myers Squibb in the United States and elsewhere are used for research, administration, storage and distribution. Bristol-Myers Squibb's facilities are well-maintained, adequately insured and in satisfactory condition.

Capital expenditures for the construction, expansion and modernization of production, research and administrative facilities aggregated $517 million, $577 million and $580 million in 1995, 1994 and 1993, respectively.

Item 3.   LEGAL PROCEEDINGS.

Reference is made to Note 17 Contingencies in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K Annual Report.

Breast Implant Litigation
-------------------------
As of December 31, 1995, approximately 20,000 plaintiffs had filed suit against the Company, its subsidiary, Medical Engineering Corporation ("MEC"), and certain other companies, in federal and state courts and in certain Canadian provincial courts, alleging damages for personal injuries of various types resulting from polyurethane covered breast implants and smooth walled breast implants formerly manufactured by MEC or its predecessors. Most of these plaintiffs are participants in the 1994 class action settlement referred to below. A number of other manufacturers of breast implants, as well as suppliers of component parts and other parties, are also defendants in many of these cases.
The plaintiffs typically seek compensatory damages for alleged medical conditions and emotional distress as well as punitive damages. Some of these women have sued numerous manufacturers without specifying the manufacturer of the implants involved.

In June 1992, all federal breast implant cases were consolidated for pre-trial purposes in the Northern District of Alabama before the Honorable Sam C. Pointer, Jr. On September 1, 1994, Judge Pointer approved a class action settlement, subject to various conditions, involving payments totaling up to approximately $4.25 billion by the defendants over 30 years. The Court excluded claimants from Quebec, Ontario and Australia from the settlement but allowed voluntary participation by such women. Appeals of the Court's order approving the settlement were filed, primarily by health insurers, health care organizations and foreign claimants. These appeals are still pending.

The settlement permitted claimants to elect not to participate (opt out) and, as stated below, over 9,000 foreign and domestic women (as to all defendants) had elected to opt out of the settlement. The settlement also provided, among other things, that if the total dollar value of all approved current disease compensation claims, as defined in the settlement agreement, exceeded $1.2 billion, scheduled benefits would be reduced and claimants would have a second opportunity to withdraw or opt out of the settlement. On October 7, 1995, after reviewing a sample of about 3,000 claims, Judge Pointer issued an order declaring that class members in the breast implant class action settlement would be accorded such a second opt out right because the value of current claims would likely far exceed the $1.2 billion set aside for such claims.

Under the October 7 order, class members would be permitted to opt out and pursue litigation beginning on or about December 1, 1995. The Court stated, however, that class members would not be required to take immediate action to file suit to preserve their claims, for the class action would be maintained and statutes of limitations would remain suspended until a class member opts out (subject to any cut-off dates). The Court also then indicated that a revised settlement program might be offered by the Company, Baxter Healthcare and 3M Company.

On November 13, 1995, the Board of Directors of the Company authorized management to enter into such a revised settlement program. Baxter Healthcare, 3M Company, McGhan Medical Corporation and Union Carbide Corporation also agreed to participate. On December 22, 1995, Judge Pointer approved the revised settlement. New appeals have been filed from the order approving the revised settlement.

The fifteen-year revised settlement program generally provides benefits to those breast implant recipients, other than foreign claimants, who have had at least one breast implant manufactured by one of the settling defendants (or their predecessors or subsidiaries). Several kinds of benefits are available for eligible participants with breast implants made by companies affiliated with Bristol-Myers Squibb, Baxter and 3M:
(1) for current claimants, compensation ranging from $10,000 to $50,000 based on disease and disability definitions of the original settlement, plus supplemental benefits of an additional $15,000 to $50,000 for claimants with ruptured implants; (2) for current claimants seeking higher benefits and for other registrants, compensation ranging from $75,000 to $250,000 based on new, more stringent disease and disability definitions; and (3) although the settling defendants are not recommending removal of implants absent some specific medical reason, a $3,000 payment for those class members (other than late registrants) who seek removal of implants. In addition, current claimants would be eligible for an advance payment of $5,000, and other existing registrants would be eligible for an advance payment of $1,000. For certain current claimants, benefits would be payable regardless of the number of claimants seeking compensation, regardless of the total dollar value of approved claims, and, in many cases, regardless of the outcome of appeals from the order approving the settlement. For other claimants, benefits would be subject to annual limits aggregating $755 million for all participating companies over the fifteen-year life of the program. The Company's aggregate limit for such benefits over that period is $400 million. In the event the dollar value of claims subject to the limit exceeds the annual amount, affected claimants may be afforded a new opt out right but without the right to assert punitive or other statutory multiple damage claims.

In January 1996, the settlement notice was mailed to approximately 450,000 persons. In addition to explaining potential class members' rights and benefits under the settlement, the notice packet also provides instructions for class members who may wish to opt out of the settlement. Although class members are now permitted to opt out of the settlement, the Court has cautioned class members against doing so and has "strongly recommend[ed]" that most class members delay any decision about opting out until they receive a Notification of Status letter from the claims office. Class members must then decide whether to participate in the settlement or opt out no later than 45 days after they receive the Notification of Status letter. Class members who had not previously registered by certain deadlines will have the opportunity to opt out provided they register by April 1, 1996. At this time, it is not possible on any reliable basis to estimate with any precision how many class members will participate in or opt out of the settlement.

The cost of the settlement is dependent upon complex and varying factors, including the number of class members that participate in the settlement, the kinds of claims approved and their dollar value. In light of the uncertainties attendant to these and other factors, it is not possible to achieve any precision at this time in estimating the cost of the settlement to the Company. The Court has advised that approximately 440,000 women with implants of all manufacturer companies had registered with the claims office under the original settlement, including approximately 57,000 foreign class members. However, since all women with implants were urged by the Court to register, the number of registrants does not indicate the number of women who have filed or will file claims against the settlement funds.

In July of 1995, the Company entered into a $20.5 million (U.S. funds) class action settlement with plaintiff representatives in the provinces of Ontario and Quebec. The class includes persons who have or had MEC breast implants and who reside in Ontario and Quebec or who received their MEC implants there. The settlement has been approved by the provincial courts of Ontario and Quebec. The Company has the right to withdraw from the settlement if the number of persons participating in the settlement is unacceptably low.

The Company's insurers have been notified of the breast implant claims, the settlement and revised settlement, and generally have reserved their rights or declined to confirm coverage. In 1993, the Company commenced litigation in state court, Jefferson County, Texas, against most of the Company's insurers, seeking damages and a declaration of coverage. The Company has reached settlements with some of its insurers and trial of this insurance coverage case currently is expected in late 1996.

As of December 1, 1995, 7,115 United States women and 2,140 foreign women (excluding those from Australia, Ontario and Quebec) had elected to opt out of the original settlement as to all defendants. With respect to such opt outs by women from the United States, and after accounting for settlements and other case dispositions since that time, the Company now estimates that approximately 2,600 women, a large number of whom reside in Texas, may have remaining claims based upon MEC implants. The Company has, at this time, identified approximately 300 of the foreign opt outs as having MEC implants. A number of the opt outs cannot, at this time, be identified as having implants of any particular manufacturer, although it is expected that such manufacturer identification will ultimately be possible in most cases. In addition, as indicated above, it is not possible at this time to estimate the number of women who will opt out of the revised settlement so that the exact number of lawsuits that will remain outstanding against the Company with respect to breast implant litigation cannot be determined at this time.

The cost to the Company of resolving opt out claims is subject to a number of complex uncertainties in addition to the unknown quantity and quality of such claims. While there have been some large judgments, the relatively few trials against breast implant manufacturers have produced mixed results and additional trials may affect the outlook. The Company expects to try a number of breast implant cases in various states in 1996. It has maintained throughout this litigation that breast implants do not cause disease and recent medical and scientific data support the Company's position. The results of continuing medical research and a variety of additional factors, including the success of other legal defenses and the success of the revised settlement program, may substantially affect the cost of resolving opt out cases.

In 1993, the Company recorded a special charge of $500 million before taxes ($310 million after taxes) in respect of breast implant product liability claims. The charge consisted of $1.5 billion for potential liabilities and expenses, offset by $1 billion of expected insurance proceeds. In 1994, the Company recorded an additional special charge of $750 million before taxes ($488 million after taxes) in respect of breast implant product liability claims. In the fourth quarter of 1995, the Company recorded an additional special charge in respect of such claims. The 1995 charge consisted of $950 million before taxes, $590 million after taxes, or $1.17 per share. Since so much information about these claims is not yet known, predictions about the existence or amount of any future charges cannot be definitely made at this time; it can only be said that an additional charge may be required as additional information relating to the revised settlement and the litigation becomes known and that, while any such charge could have a material adverse effect on the results of operations in the period in which taken, the Company does not believe that such a charge would have a material adverse effect on its liquidity or its consolidated financial position.

Infant Formula Matters
----------------------
The Company, one of its subsidiaries, and others are defendants in a number of antitrust actions in various states filed on behalf of purported statewide classes of indirect purchasers of infant formula products and by the Attorneys General of Louisiana, Minnesota and Mississippi, alleging a price fixing conspiracy and other violations of state antitrust or deceptive trade practices laws and seeking damages and/or penalties and other relief. On December 6, 1995, a trial in state court in Wichita, Kansas in which the Company and Abbott Laboratories were defendants concluded with a jury verdict in favor of the defendants. This case in Kansas was the first infant formula indirect purchaser case to go to trial. The court subsequently denied the plaintiff's motion for a new trial. Courts in Colorado, Florida, Kentucky, Nevada, North Carolina and Tennessee have dismissed similar complaints, and the plaintiffs have appealed or are expected to appeal those dismissals. On June 29, 1995, the Texas Supreme Court handed down a decision in the Company's favor, holding that the plaintiffs, as indirect purchasers, were barred from proceeding under the Texas Deceptive Trade Practices-Consumer Protection Act. The Company subsequently settled a separate action brought by the Texas Attorney General. Motions to certify classes of indirect purchasers of infant formula have been denied in Minnesota, in Michigan and by two courts in Alabama, and have been granted in Wisconsin and South Dakota. A trial date of June 10, 1996 has been set in the Wisconsin case. The Canadian Bureau of Competition Policy has discontinued its inquiries into alleged anticompetitive practices by the Company and certain other members of the Canadian infant formula industry. The Competition Law Enforcement Authority in France, the Conseil de la Concurrence, has brought a complaint against seven infant formula companies (including Bristol-Myers Squibb SA) and five food outlet chains alleging violations by manufacturers in obtaining infant milk rotations from hospitals and against both manufacturers and retailers for allegedly engaging in resale price maintenance of infant formula. The Company is in the process of responding to these allegations. The Company believes that these actions are without merit and that their ultimate disposition will not have a material adverse effect on the Company's results of operations, liquidity or consolidated financial position.

Pharmaceutical Pricing Litigation
---------------------------------
As of December 31, 1995, the Company is a defendant in over 100 actions brought against the Company and more than 30 other pharmaceutical manufacturers, drug wholesalers and pharmacy benefit managers in various federal district courts by certain chain drugstores, supermarket chains and independent drugstores, suing either individually or as a representative of a nationwide class of retail pharmacies that has been certified. These cases, which have been coordinated for pretrial purposes in the United States District Court for the Northern District of Illinois, all seek treble damages and injunctive relief on account of an alleged antitrust conspiracy concerning the pricing and marketing of brand name prescription drugs; the plaintiffs who are suing individually are also asserting claims of unlawful price discrimination under the Robinson-Patman Act. Discovery has been completed with respect to claims concerning the alleged antitrust conspiracy. Completion of additional discovery with respect to Robinson-Patman Act claims against the Company has been stayed. None of the plaintiffs has specified the amount of damages claimed, but plaintiffs in the class action have indicated that they intend to claim damages, before trebling, ranging from 5% to approximately 20% of the value of their purchases of brand name prescription drugs from defendants since October 15, 1989. It is estimated that the class members who have not opted out represent approximately two-thirds of retail pharmacy purchases of brand name prescription drugs during the alleged damages period. As of January 31, 1996, the Company, without admitting any wrongdoing, reached an agreement, which is subject to approval by the Court, to settle the class action for payments by the Company over three years totaling $33.9 million. The settlement involved twelve other defendants as well and was preliminarily approved by the Court on February 15, 1996. A hearing concerning final approval is scheduled for March 27, 1996. Federal cases brought by retail pharmacies that have opted out of the class remain pending, and the Company has moved for summary judgment with respect to the conspiracy claims asserted in those actions. Class action cases brought by retail pharmacies in state courts against a similar group of defendants and alleging similar grounds under state law are proceeding in California, Alabama, Wisconsin and Minnesota. The California court has certified a class of California retail pharmacies. Class action cases brought by consumers in state courts against a similar group of defendants and alleging similar grounds under state law have been brought in California, Washington, Colorado, New York, Arizona, Maine, Alabama, Michigan, Minnesota, the District of Columbia
and Wisconsin.   The California court has certified a class of
California consumers. The Alabama court has purported to certify a class consisting of consumers in Alabama and other states, including the District of Columbia, Kansas, Maine, Michigan, Minnesota, Mississippi, New Mexico and Wisconsin. The consumer actions brought in Washington and Colorado have been dismissed; an appeal is pending in the Washington action. The Company believes that these actions are without merit and that their ultimate disposition will not have a material adverse effect on the Company's results of operations, liquidity or consolidated financial position.

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

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                 PART IA
                                 -------

EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------

The following are the executive corporate officers and the other executive officers of the Registrant:


                                 Positions and Offices Presently
         Name               Age     Held With The Registrant
------------------------    ---  -------------------------------

Charles A. Heimbold, Jr.    62   Chairman of the Board, Chief Executive
                                 Officer, President and Director

Michael E. Autera           57   Executive Vice President and Director

Harrison M. Bains, Jr.      52   Treasurer and Vice President,
                                 Corporate Staff

Alice C. Brennan            43   Secretary and Vice President,
                                 Corporate Staff

George P. Kooluris          51   Senior Vice President, Corporate
                                 Development, Corporate Staff

John L. McGoldrick          55   General Counsel and Senior Vice
                                 President, Corporate Staff

Michael F. Mee              53   Chief Financial Officer and Senior
                                 Vice President, Corporate Staff

Leon E. Rosenberg, M.D.     63   President, Bristol-Myers Squibb
                                 Pharmaceutical Research Institute

Frederick S. Schiff         48   Controller and Vice President,
                                 Corporate Staff

Charles G. Tharp, Ph.D.     44   Senior Vice President, Human
                                 Resources, Corporate Staff

Kenneth E. Weg              57   Executive Vice President, Director
                                 and President, Bristol-Myers Squibb
                                 Pharmaceutical Group


     Persons who hold titles as elected corporate officers of the Registrant were last elected or reelected to the office held at the general election of officers by the Registrant's Board of Directors on May 7, 1995. Officers of the Registrant serve in such capacity at the pleasure of the Board of Directors of the Registrant.

     CHARLES A. HEIMBOLD, JR. - From 1989 to 1992, Executive Vice President of the Registrant. Mr. Heimbold has been a director of the Registrant since 1989, President of the Registrant since 1992, the Chief Executive Officer of the Registrant since 1994 and Chairman of the Board since May 1995.

     MICHAEL E. AUTERA - From 1977 to 1994, Chief Financial Officer of the Registrant. Mr. Autera has been a director of the Registrant since 1991 and Executive Vice President of the Registrant since 1989.

     HARRISON M. BAINS, JR. - Mr. Bains has been Treasurer and Vice President, Corporate Staff of the Registrant since 1988.

     ALICE C. BRENNAN - From 1988 to 1992, Manager, Agricultural Section-Patent Law Department and from 1992 to 1994, Secretary of American Cyanamid Company, a pharmaceutical and agricultural company. Ms. Brennan has been Secretary and Vice President, Corporate Staff of the Registrant since 1994.

     GEORGE P. KOOLURIS - From 1980 to 1993, Vice President, Corporate Development, Corporate Staff of the Registrant. Mr. Kooluris has been Senior Vice President, Corporate Development, Corporate Staff of the Registrant since 1994.

     JOHN L. McGOLDRICK - From 1974 to 1994, Partner, McCarter &
English.  Mr. McGoldrick has been General Counsel and Senior Vice
President, Corporate Staff of the Registrant since January 1995.

     MICHAEL F. MEE - From 1990 to 1992, Executive Vice President, Finance and Chief Financial Officer, from 1990 to 1993, director and from 1992 to 1993, Chairman of the Board and Chief Financial Officer of Wang Laboratories, Inc., a provider of computer-based information processing products and services. Mr. Mee has been Chief Financial Officer and Senior Vice President, Corporate Staff of the Registrant since 1994.

     LEON E. ROSENBERG, M.D. - From 1980 to 1991, C.N.H. Long Professor of Human Genetics and from 1984 to 1991, Dean, Yale University School of Medicine, an educational institution. Dr. Rosenberg has been President, Bristol-Myers Squibb Pharmaceutical Research Institute, a division of the Registrant since 1991.

     FREDERICK S. SCHIFF - Mr. Schiff has been Controller and Vice President, Corporate Staff of the Registrant since 1990.

     CHARLES G. THARP, Ph.D. - From 1990 to 1991, Vice President, Compensation and Human Resource Development, Corporate Staff of the Registrant. From 1991 to 1993, Vice President, Compensation, Benefits and Human Resource Development, Corporate Staff the Registrant.
Dr. Tharp has been Senior Vice President, Human Resources, Corporate Staff of the Registrant since 1993.

     KENNETH E. WEG - From 1990 to 1991, President, Bristol-Myers Squibb International Pharmaceutical Group, a division of the Registrant and from 1991 to 1993, President, Bristol-Myers Squibb Pharmaceutical Operations, a division of the Registrant. Mr. Weg has been President, Bristol-Myers Squibb Pharmaceutical Group, a division of the Registrant since 1993, a director of the Registrant since May 1995 and Executive Vice President of the Registrant since May 1995.

     In addition to the positions and offices heretofore listed, all of the foregoing executive corporate officers and other executive officers of the Registrant are directors and/or officers of one or more affiliates of the Registrant, with the exception of Messrs. Autera and Tharp.

                                PART II
                                -------
Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
        STOCKHOLDER MATTERS.

MARKET PRICES
-------------
Bristol-Myers Squibb common and preferred stocks are traded on the New York Stock Exchange and the Pacific Stock Exchange (symbol: BMY). A quarterly summary of the high and low market prices is presented below:

                                    1995                 1994
                            ------------------   -------------------
                               High        Low      High         Low
Common:                     -------   --------   -------     -------
First Quarter               $65 7/8   $57 3/4    $59 7/8     $50
Second Quarter               69 7/8    61 7/8     56 1/4      50 1/8
Third Quarter                74 7/8    66 1/2     58 3/4      51 1/8
Fourth Quarter               87 1/8    72         61          55 3/4

                                    1995                 1994
                            ------------------   ------------------
                               High        Low      High         Low
Preferred:                  -------   --------   -------     -------
First Quarter               $300      $230       $244        $244
Second Quarter               325       225        232         214
Third Quarter                335       250        232         220
Fourth Quarter               359 1/2   330        262         231

HOLDERS OF COMMON STOCK
-----------------------
The approximate number of record holders of common stock at December 31, 1995 was 147,254.

The number of record holders is based upon the actual number of holders registered on the books of Bristol-Myers Squibb at such date and does not include holders of shares in "street names" or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

In March 1996, the Board of Directors of the Company authorized an increase in the Company's current share repurchase program from 50 million shares to 75 million shares. Additional shares will be repurchased from time to time in the open market or through private transactions, as market conditions permit.

DIVIDENDS
---------
Dividend payments per share in 1995 and 1994 were:

                                 Common              Preferred
                            ---------------      ----------------
                             1995      1994       1995       1994
                            -----     -----      -----      -----
First Quarter               $ .74     $ .73      $ .50      $ .50
Second Quarter                .74       .73        .50        .50
Third Quarter                 .74       .73        .50        .50
Fourth Quarter                .74       .73        .50        .50
                            -----     -----      -----      -----
  Year                      $2.96     $2.92      $2.00      $2.00
                            =====     =====      =====      =====

In December 1995, the Board of Directors of the Company declared a quarterly dividend of $.75 per share on the common stock of the Company, payable on February 1, 1996 to shareholders of record as of January 5, 1996. The 1996 indicated annual payment of $3.00 per share represents the twenty-fourth consecutive year that the Company has raised the dividend on its common stock.

Item 6. SELECTED FINANCIAL DATA.

FIVE-YEAR FINANCIAL SUMMARY
---------------------------
OPERATING RESULTS
-----------------

(dollars in millions,
 except per share amounts)        1995      1994      1993      1992      1991
                               -------   -------   -------   -------   -------

Net Sales                      $13,767   $11,984   $11,413   $11,156   $10,571
                               -------   -------   -------   -------   -------
Expenses:
Cost of products sold            3,637     3,122     3,029     2,857     2,717
Marketing, selling and
  administrative                 3,670     3,166     3,098     3,075     2,946
Advertising and product
  promotion                      1,646     1,367     1,255     1,291     1,263
Research and development         1,199     1,108     1,128     1,083       983
Other (*)                        1,213       666       332       863      (122)
                               -------   -------   -------   -------   -------
                                11,365     9,429     8,842     9,169     7,787
                               -------   -------   -------   -------   -------
Earnings Before
  Income Taxes (*)               2,402     2,555     2,571     1,987     2,784

Provision for income taxes         590       713       612       449       793
                               -------   -------   -------   -------    ------
Net Earnings (*)               $ 1,812   $ 1,842   $ 1,959   $ 1,538   $ 1,991
                               =======   =======   =======   =======    ======
Dividends paid on common
  and preferred stock          $ 1,495   $ 1,485   $ 1,485   $ 1,428   $ 1,249

Earnings per
  common share (*)                3.58      3.62      3.80      2.97      3.82

Dividends per common share        2.96      2.92      2.88      2.76      2.40

(*) Includes a special charge for pending and future product liability claims of $950 million before taxes, $590 million after taxes, or $1.17 per share, in 1995, $750 million before taxes, $488 million after taxes, or $.96 per share, in 1994 and $500 million before taxes, $310 million after taxes, or $.60 per share, in 1993. Includes a provision for restructuring of $310 million before taxes, $198 million after taxes, in 1995 and $890 million before taxes, $570 million after taxes, in 1992.

Item 6. SELECTED FINANCIAL DATA. (con'd.)

FIVE-YEAR FINANCIAL SUMMARY
---------------------------
FINANCIAL POSITION AT DECEMBER 31
---------------------------------

(dollars in millions)             1995      1994      1993      1992      1991
                               -------   -------   -------    ------    ------

Current assets                 $ 7,018   $ 6,710   $ 6,570   $ 6,621    $5,567
Property, plant and
  equipment                      3,760     3,666     3,374     3,141     2,936
Total assets                    13,929    12,910    12,101    10,804     9,416

Current liabilities              4,806     4,274     3,065     3,300     2,752
Long-term debt                     635       644       588       176       135
Total liabilities                8,107     7,206     6,161     4,784     3,621

Stockholders' equity             5,822     5,704     5,940     6,020     5,795

Average common shares
  outstanding (in millions)        506       509       515       518       521


Reference is made to Note 2 Special Charge, Note 3 Acquisitions and Divestitures, Note 4 Restructuring and Note 17 Contingencies, appearing in the Notes to Consolidated Financial Statements included in Part II,
Item 8 of this Form 10-K Annual Report.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SUMMARY
-------
In 1995, Bristol-Myers Squibb achieved record sales, with all four of the Company's segments reporting sales increases. Sales increased 15% over the prior year to $13.8 billion. Domestic sales increased 10% to $7.7 billion, while international sales increased 22% to $6.1 billion. Exchange rate fluctuations had a favorable effect of 1% on worldwide sales and 3% on international sales.

Earnings before income taxes, excluding the 1995 and 1994 special charges and the 1995 provision for restructuring, increased 11% to $3,662 million in 1995, as net earnings increased 12% to $2,600 million and earnings per share increased 12% to $5.14 from $4.58 in 1994. Including these charges, earnings before income taxes were $2,402 million in 1995 and $2,555 million in 1994, net earnings were $1,812 million in 1995 and $1,842 million in 1994, and earnings per share were $3.58 in 1995 and $3.62 in 1994.

During the past two years, the Company has broadened and enhanced its product lines with a number of strategic acquisitions and collaborations. In 1994, the Company acquired the remaining interest in the UPSA Group, the leading maker and marketer of analgesics in France and Belgium, acquired Matrix Essentials, Inc., the leading manufacturer in North America of professional hair care products for beauty salons, and acquired an equity interest in Azupharma GmbH, one of Germany's major generic pharmaceutical companies. In 1995, the Company acquired Calgon Vestal Laboratories, a wound and skin care and infection control products business, and A/S GEA Farmaceutisk Fabrik, a leading manufacturer and marketer of branded generic pharmaceuticals for the Scandinavian market. During 1995, the Company announced research alliances and biotechnology collaborations, which are described later in the research and development discussion. In January 1996, the Company acquired control of Pharmavit Gyogyszer-es Elelmiszeripari Reszvenytarsasag, one of Hungary's leading manufacturers of over-the-counter medicines, nutritional products and generic pharmaceuticals.

In addition to its strong product lines, the Company continues to benefit from its strong financial position. At December 31, 1995, the Company held $2.2 billion in cash, time deposits and marketable securities. Cash provided by operating activities, which totaled $2.5 billion in 1995, continued as the primary source of financing Company growth, research, new product development and introductions, capital spending and working capital needs. It also was used to pay dividends of nearly $1.5 billion in 1995. Dividends per common share were $2.96 in 1995, increasing from $2.92 per share paid in 1994. An additional dividend increase was announced in December 1995. The 1996 indicated annual payment of $3.00 per share represents the twenty-fourth consecutive year that the Company has raised the dividend on its common stock. With this 1996 annual payment, Bristol-Myers Squibb dividends will have increased at a compound annual growth rate of 11% over the past 10 years. Bristol-Myers Squibb's strong financial position is evidenced by its triple A credit rating from both Moody's and Standard & Poor's, making Bristol-Myers Squibb one of only nine U.S. companies with this distinction. The Company as a result, has substantial unused borrowing capacity by which it can pursue its objectives.

NET SALES AND EARNINGS
----------------------
Worldwide sales increased 15% in 1995 to $13.8 billion, compared to increases of 5% and 2% in 1994 and 1993, respectively. Volume growth was the primary contributor to the increase in sales in 1995, with price increases having minimal impact. Price increases and the favorable effect of exchange rate fluctuations each contributed 1% to sales growth on a worldwide basis. Price increases had no impact on domestic sales growth in 1995. In 1994, the 5% increase in sales reflected a 4% increase due to volume and a 1% increase due to price increases. Exchange rate fluctuations had no attributable effect on total Company sales growth. Domestic sales increased 10% in 1995 and 4% in both 1994 and 1993, while international sales increased 22% in 1995, 7% in 1994 and remained at prior year levels in 1993.

As described in Notes 2 and 17 to the financial statements, the Company previously reported its agreement to settle pending and future breast implant product liability claims (related to a previously discontinued business of a subsidiary) brought against it, its Medical Engineering Corporation subsidiary, and certain other subsidiaries. In the fourth quarter of 1995, the Company recorded a special charge to earnings of $950 million before taxes, $590 million after taxes, or $1.17 per share. The 1995 special charge is in addition to a charge of $750 million before taxes, $488 million after taxes, or $.96 per share, recorded in the fourth quarter of 1994 and a charge of $500 million before taxes ($1.5 billion of liability offset by expected insurance proceeds of $1.0 billion), $310 million after taxes, or $.60 per share, recorded in the fourth quarter of 1993.

During the fourth quarter of 1995, the Company recorded a provision for restructuring of $310 million before taxes, $198 million after taxes, or $.39 per share. The provision primarily relates to the consolidation of plants and facilities, and related employee termination costs.

As a result of the special charges and the provision for restructuring, net earnings were $1,812 million, or $3.58 per share, in 1995, $1,842 million, or $3.62 per share, in 1994 and $1,959 million, or $3.80 per share, in 1993. Excluding the special charges and the 1995 provision for restructuring, net earnings were $2,600 million, or $5.14 per share, in 1995, $2,330 million, or $4.58 per share, in 1994 and $2,269 million, or $4.40 per share, in 1993.

The effective income tax rate on earnings before income taxes was 24.6% in 1995 compared with 27.9% and 23.8% in 1994 and 1993, respectively. Excluding the special charges and the provision for restructuring, the effective income tax rate on earnings before income taxes was 29.0% in 1995, 29.5% in 1994 and 26.1% in 1993. The 1995 effective income tax rate, a decrease of 0.5% from 1994, resulted from higher levels of income from lower tax jurisdictions. The increase in the 1994 effective income tax rate to 29.5% from 26.1% in 1993 resulted from the curtailment of certain tax benefits from Puerto Rico operations, enacted in the Omnibus Budget Reconciliation Act of 1993.

EXPENSES
--------
Total costs and expenses as a percentage of sales, excluding the special charges and the provision for restructuring, were 73.4% in 1995, compared with 72.4% in 1994 and 73.1% in 1993. The increase in 1995 primarily resulted from increased advertising and promotion expenditures in the nonprescription health products and toiletries and beauty aids segments. In addition, due to the Company's increased participation in the federal government's Women, Infants, and Children (WIC) program, gross margins in the nonprescription health products segment were lower than the prior year. The decrease in 1994 primarily resulted from reductions in selling expenses, improvements in gross margin and the divestiture of businesses with higher costs.

Cost of products sold, as a percentage of sales, increased to 26.4% in 1995 from 26.1% in 1994. The increase in 1995 is due to increased participation in the WIC program and lower gross margins in connection with recent acquisitions. These increases were partially offset by a favorable product mix and improved manufacturing efficiencies. In 1994, cost of products sold decreased as a percentage of sales from 26.5% in 1993 to 26.1% due to a favorable product mix and the divestiture of businesses with higher cost of sales.

Marketing, selling and administrative expenses, as a percentage of sales, were 26.7% in 1995 compared to 26.4% in 1994 and 27.1% in 1993.

Advertising and promotion expenses in support of new and existing products increased to $1,646 million in 1995 from $1,367 million in 1994, primarily due to spending in support of new product launches. In 1994, advertising and promotion expenses increased from 1993 levels primarily as a result of increases in the toiletries and beauty aids segment, with the addition of Matrix Essentials, Inc., and in the pharmaceutical products segment, in preparation for the launches of new products.

The Company's investment in research and development totaled $1,199 million in 1995, an increase of 8% over 1994. The higher level of spending reflects the Company's continued commitment to research over a broad range of therapeutic areas and to clinical development in support of new products. Over the last 10 years, research and development expenses increased at a compound annual rate of 11%. In 1995, research and development spending dedicated to the discovery and development of pharmaceutical products was 12.9% of pharmaceutical sales compared to 13.6% and 14.9% in 1994 and 1993, respectively. During 1995, the Company announced research alliances and biotechnology collaborations with the following companies: SEQ LTD, for ultra-high speed DNA sequencing; Genzyme Transgenics, for the production of antibodies from goats' milk; Phyton, Inc., for an option to license plant cell culture for the production of TAXOL(R)*(paclitaxel); and Spec/Biospecs, for access to its libraries of novel organic chemicals. The Company entered into a licensing arrangement with Taiho of Japan to develop and market UFT (tegafur and uracil), an oral anti-tumor agent which may have fewer debilitating side effects than current therapy. The Company made equity investments in the following companies: Somatix Therapy Corporation, a company specializing in gene therapy; SIBIA, Inc., a company developing products based on cloned receptor and functional assay technology for Alzheimer's disease treatment; IXSYS, Inc., a company engaged in the development of tumor antigens and antibodies; and EntreMed, Inc., a leader in the field of angiogenesis research. During 1995, an additional equity investment was made in Cadus Pharmaceutical Corporation, a company that specializes in developing novel drug screening techniques. In January 1996, the Company announced a collaboration with NeuroSearch A/S of Denmark, to develop an oral compound for the treatment of Parkinson's disease.

INDUSTRY SEGMENTS
-----------------
At the end of 1995, Bristol-Myers Squibb had 29 product lines each with more than $100 million in annual sales, representing products from all four of its industry segments. In general, the business of the Company's industry segments is not seasonal.

Sales in the Pharmaceutical Products Segment, which represents the largest segment at 57% of total Company sales, increased 12% in 1995 to $7,810 million. Volume growth was the primary contributor to this increase, as price increases and the favorable effect of exchange rate fluctuations each had a 1% effect on the segment's sales growth for the year. Domestic and international sales increased 7% and 18%, respectively. The Company has a strong and growing cardiovascular product franchise. Sales of cardiovascular drugs, the largest product group in the segment at $2.9 billion, increased 6%. Captopril, an angiotensin converting enzyme (ACE) inhibitor and the Company's largest selling product, is primarily sold under the trademark CAPOTEN*. Captopril sales remained at prior year levels despite increased competition in the ACE inhibitor market in the U.S. and loss of patent exclusivity, primarily in Germany. In the U.S., the expiration date of the CAPOTEN* patent was redefined by legislation implementing the GATT treaty to February 1996. PRAVACHOL*, the Company's largest selling cholesterol-lowering agent with sales of $770 million, was the largest contributor to the increase in cardiovascular sales. In the U.S. and several other markets, PRAVACHOL* benefited from expanded labeling describing that it reduces by 67% the risk of recurrent myocardial infarction in patients with elevated cholesterol. In the fourth quarter of 1995, the results were released from the West of Scotland Coronary Prevention Study, which found that PRAVACHOL* is associated with an early and sustained reduction of heart attack and death in individuals with high cholesterol who have never had a heart attack. MONOPRIL*, a second generation ACE inhibitor with once-a-day dosage, performed well, with strong volume growth in the U.S. and in overseas markets. The Company also has a strong presence in the anti-infectives market. Sales of the Company's anti-infective products increased 12% to $1.7 billion due to increases in sales of ZERIT*, the Company's newest antiretroviral drug, cleared for marketing in the U.S. under the FDA's accelerated approval program in June 1994, and which received full FDA approval in January 1996, CEFZIL*, an oral cephalosporin, used in the treatment of respiratory infections, DURICEF*, an oral cephalosporin, VIDEX*, an antiretroviral drug, and broad spectrum penicillins. In addition, MAXIPIME*, a fourth generation injectable cephalosporin introduced in international markets in 1995 and approved for marketing in the U.S. in early 1996, contributed to the growth of anti-infectives. Offsetting these increases were lower sales of AMIKIN* and AZACTAM* due to increased generic competition. Bristol-Myers Squibb remains the leader in the anti-cancer therapeutics category. Sales of its anti-cancer drugs increased 20% to $1.6 billion. Sales of TAXOL* (the exclusivity for which expires in the U.S. in December 1997), the Company's leading anti-cancer agent, were $580 million in 1995, increasing 68% over the prior year. In April 1994, TAXOL* received clearance in the U.S. for use in the treatment of breast cancer after failure of combination chemotherapy for metastatic disease or after relapse within six months of adjuvant chemotherapy. In late 1992, TAXOL* was initially cleared in the U.S. and Canada for treatment of patients with ovarian cancer whose first-line or subsequent chemotherapy has failed. Also in 1995, 1994 and 1993, TAXOL* received clearance for marketing in a number of countries in Europe, Latin America and the Pacific area. Sales of PARAPLATIN* and PLATINOL* (the patent for which expires in the U.S. in December 1996), also increased due to their use in combination therapy with TAXOL*. These increases were partially offset by decreases in sales of VEPESID* (the exclusivity for which expired in the U.S. in November 1993). The Company has a growing position in the central nervous system drug category. Sales of central nervous system drugs increased 27% primarily due to growth of BUSPAR*, the Company's novel anti-anxiety agent, STADOL NS*, a prescription nasal spray analgesic, and sales of SERZONE*, an antidepressant treatment which offers a low incidence of side effects, launched in the U.S. and other markets in 1995. In addition, PRODAFALGAN*, from the UPSA Group, also contributed to the growth of central nervous system drugs. Dermatological drug sales increased 9%, largely due to sales of DOVONEX*, a vitamin D3 analog for the treatment of moderate psoriasis. Increases in sales of ESTRACE*, a low-dose estrogen replacement therapy, also contributed to sales growth. Glucophage, the Company's new oral hypoglycemic agent for type II (non-insulin dependent) diabetes, a product licensed from the French company Lipha for sale in the U.S., was introduced in 1995 and performed exceptionally well during its first year on the market.

In 1994, pharmaceutical products segment sales increased 7%, as increases in sales of PRAVACHOL*, TAXOL*, CAPOTEN*, MONOPRIL*, CEFZIL* and BUSPAR* were offset in part by decreases in sales of VEPESID*, CORGARD*, Isovue and AMIKIN*. In 1993, sales in the segment increased 3%, primarily as a result of increases in PRAVACHOL*, MONOPRIL*, anti-cancer, anti-infective and central nervous system drug sales which were partially offset by decreases in CAPOTEN* and CORGARD*.

Operating profit margin, excluding the 1995 provision for restructuring, remained relatively constant at 32.7% in 1995, compared to 32.6% in 1994 and 32.7% in 1993.

In the Medical Devices Segment, the Company continued to maintain its strong leadership positions in the orthopaedic implants, arthroscopy, powered instruments, ostomy and wound care products markets. Sales of $1,906 million reflected a 13% increase over prior year levels. Excluding Calgon Vestal Laboratories, a wound and skin care and infection control products business purchased in January 1995, and Xomed-Treace, Inc., which was divested in April 1994, sales increased 7%, reflecting a 4% increase due to volume and a 3% increase due to the favorable effect of foreign currency translation. Price increases had no effect on sales growth for the year. Excluding the acquisition, divestiture and the effect of exchange rate fluctuations, domestic sales increased 1% and international sales increased 7%. ConvaTec, a division of the Company, is the worldwide market share leader in ostomy care products. Sales of these products increased 14% over the prior year, primarily due to volume growth of the ACTIVE LIFE/COLODRESS* and SURFIT/COMBIHESIVE/SECURE* product lines in the U.S. and international markets. Excluding the acquisition of Calgon Vestal Laboratories, sales of ConvaTec wound care products increased 17%, due to the ongoing success of the DUODERM* product line. The Company's Zimmer division is the world market share leader in knee and hip replacements. Worldwide sales of its prosthetic implants increased 3%, led by sales of the NEXGEN* Complete Knee Solution, introduced in 1995, and the continued success of the CENTRALIGN* Precoat Hip Prosthesis. Sales of the Company's arthroscopy products experienced strong growth, driven by the APEX* Universal Drive and Irrigation System, introduced in 1995.

In 1994, worldwide sales of medical devices increased 6% as a result of increased sales of prosthetic implants, ostomy and wound care products, offset in part by volume declines of other product lines divested in 1994 and 1993. In 1993, sales in the segment increased 2%, primarily due to increased sales of prosthetic implants, ostomy and wound care products.

Operating profit margin in the medical devices segment, excluding the 1995 provision for restructuring, was 27.0% in 1995, 29.5% in 1994 and 28.1% in 1993. The 1995 decline resulted from increased research and development and sales force expenditures. The increase in 1994 to 29.5% from 28.1% in 1993 resulted from declines in selling expenses as a percentage of sales.

Sales in the Nonprescription Health Products Segment, which includes the Company's worldwide consumer medicines and nutritional products businesses, increased 22% to $2,495 million. In September 1994, the Company acquired the remaining ownership interest of the UPSA Group, the leading maker and marketer of analgesics in France and Belgium and a world leader in effervescent technology. Excluding the acquisition of the UPSA Group, sales increased 11%, reflecting volume growth. Price increases and foreign currency translation had no effect on sales growth for the year. Excluding the acquisition and the effect of exchange rate fluctuations, domestic sales increased 10%, while international sales increased 15%. In 1995, the Company's Mead Johnson Nutritional Group became the U.S. market leader in infant formula. Volume gains in the Company's principal infant formulas, the milk-based ENFAMIL* and the soy-based PROSOBEE*, increased with the addition of new sole-source contracts, including New York, Florida, Georgia, California and the Western States Alliance in late 1994 and 1995 under the federal government's WIC program, as well as strong gains in the non-WIC segments. Sales of LACTOFREE*, a milk-based, lactose-free infant formula, and NUTRAMIGEN* infant formula also increased, as did the Company's line of SUSTAGEN* products. BOOST* and SUSTACAL*, two nutritional beverages launched to consumers in 1995, performed well. Sales of analgesics increased primarily due to the strong performance of EXCEDRIN*, the Company's leading analgesic in the U.S., benefiting from the introduction of EXCEDRIN* Gel Tabs in 1995, strong growth of BUFFERIN* in Japan and sales of EFFERALGAN*, DAFALGAN* and ASPIRINE UPSA* in Europe.

In 1994, worldwide sales of nonprescription health products increased 4%, due to increased sales of ENFAMIL*, the introductory sales of NEXT STEP* Toddler Formula, as well as increased sales of EXCEDRIN*, BUFFERIN* and the addition of products from the UPSA Group. In 1993, sales in the segment remained at prior year levels as domestic declines, primarily in analgesics sales, were offset by international increases, primarily in sales of BUFFERIN* and ISOCAL* adult nutritional products.

Operating profit margin, excluding the 1995 provision for restructuring, decreased to 18.5% in 1995 compared to 22.3% in 1994, primarily due to lower margins on infant formula products as a result of increased participation in the WIC program and increased advertising and marketing expenses in support of the BOOST* and the SUSTACAL* product launches.
In 1994, operating profit margin decreased to 22.3% from 23.6% in 1993, partially as a result of higher manufacturing costs.

Sales in the Toiletries and Beauty Aids Segment, where Bristol-Myers Squibb has strong franchises in haircoloring, hair care and skin care products, increased 21% in 1995 to $1,556 million. In August 1994, the Company acquired Matrix Essentials, Inc., the leading manufacturer in North America of professional hair care and beauty products sold exclusively in beauty salons. Excluding the acquisition of Matrix, sales increased 10%, reflecting an 8% increase due to volume, a 3% increase due to pricing and a 1% decrease due to the unfavorable effect of foreign currency translation. Excluding the acquisition and foreign currency translation, domestic sales increased 7%, while international sales increased 18% over 1994. The Company's Clairol division continued to maintain its market share leadership in the U.S. in the haircolorings product line. Sales of the Company's haircoloring products were higher, increasing 10% primarily due to NICE 'N EASY* and the continued success of NATURAL INSTINCTS*. Hair care product sales benefited from the SYSTEME BIOLAGE*, VAVOOM!* and MATRIX ESSENTIALS* lines from Matrix Essentials, Inc., and from the introduction of the HERBAL ESSENCES* complete line of shampoos and conditioners. The Company's skin care products, primarily the SEA BREEZE* and MATRIX* skin care lines, and the MUM* line of anti-perspirants and deodorants, also contributed to the segment's growth.

In 1994, sales in the toiletries and beauty aids segment increased 4%, primarily due to increased sales of haircoloring, hair care and skin care products, partially offset by decreases in anti-perspirants and deodorants sales and the 1993 divestiture of the Clairol beauty appliance business. In 1993, sales in the segment increased 1% primarily due to increases in sales of haircoloring and skin care products.

Operating profit margin in 1995, excluding the 1995 provision for restructuring, was 10.2% compared to 13.1% in 1994, due to increased advertising and promotion expenditures related to new product introductions and established products. In 1994, the operating profit margin of 13.1% remained relatively unchanged from the 13.2% reported in 1993.


GEOGRAPHIC AREAS
----------------
Bristol-Myers Squibb products are available in virtually every country in the world; its largest markets are the U.S., France and Japan.

In 1995, sales in the U.S. increased 10%, primarily due to strong growth from sales of TAXOL*, PRAVACHOL*, PARAPLATIN*, ZERIT*, ENFAMIL*, PROSOBEE*, LACTOFREE*, EXCEDRIN* and NATURAL INSTINCTS* haircoloring. Also contributing to sales growth in the U.S., were the successful product launches of Glucophage, SERZONE*, the NEXGEN* Complete Knee Solution, BOOST* and the HERBAL ESSENCES* complete line of shampoos and conditioners, in addition to products from the acquisitions of Matrix

Essentials and Calgon Vestal Laboratories. Sales in the U.S., excluding acquisitions, increased 7% compared to 1994. Excluding the 1995 provision for restructuring, operating profit margin was 27.3% in 1995 compared to 30.1% in 1994. The decrease in 1995 was the result of lower gross margins on WIC sales and increased advertising and promotion expenditures for new product launches. In 1994, sales in the U.S. increased 4%, primarily due to strong pharmaceutical sales and sales from Matrix Essentials, offset in part by volume declines due to the divestiture of certain businesses in 1993 and early 1994. Operating profit margin remained relatively constant at 30.1% in 1994 from 30.0% in 1993.

In 1995 and 1994, international sales increased 22% and 7%, respectively. Excluding the effect of foreign currency translation, international sales increased 19% in 1995 and 6% in 1994.

Sales in Europe, Mid-East and Africa increased 30% due to strong sales growth of PRAVACHOL*, TAXOL*, ampicillin, amoxicillin, DURICEF*, ostomy and wound care products and the introductory sales of MAXIPIME*. Sales of EFFERALGAN*, DAFALGAN*, and ASPIRINE UPSA*, analgesic products from the UPSA Group, also contributed to sales growth in the region. Excluding the 1995 provision for restructuring, operating profit margin increased 25.6% in 1995 from 21.5% in 1994, primarily as a result of higher utilization of manufacturing facilities in lower tax jurisdictions. In 1994, sales in Europe, Mid-East and Africa increased 6%, primarily due to sales from UPSA, increased sales of CAPOTEN* and MONOPRIL* and introductory sales of TAXOL*. In 1994, operating profit margin increased to 21.5% from 19.3% in 1993, primarily due to reduced operating costs in the pharmaceutical products segment.

Sales in Other Western Hemisphere countries, net of inter-area sales, increased 5% in 1995 due to strong sales of TAXOL*, cardiovascular drugs, SERZONE* and ostomy care products. These increases were partially offset by the unfavorable effect of foreign currency translation. Excluding the 1995 provision for restructuring, operating profit margin decreased to 15.2% from 20.5% in 1994 primarily as a result of lower foreign exchange gains. In 1994, sales in Other Western Hemisphere countries increased 6% primarily due to increased sales of anti-infective and cardiovascular drugs, haircoloring products and the successful launch of TAXOL* in a number of countries, including Brazil and Argentina. The 1994 operating profit margin increased to 20.5% in 1994 from 20.0% in 1993 primarily due to improvements in the pharmaceutical products segment.

Sales in the Pacific, net of inter-area sales, increased 16% in 1995 as a result of increased sales of BUFFERIN*, ENFALAC*, ENFAPRO*, SUSTAGEN JUNIOR*, ALACTA*, anti-infective and cardiovascular drugs, and the SEA BREEZE* product line. Excluding the 1995 provision for restructuring, operating profit margin was 10.8% in 1995 compared to 13.6% in 1994 due to increased advertising and promotion expenses in support of new product launches. In 1994, sales in the Pacific area increased 9%, as a result of favorable foreign currency translation, increased sales of BUFFERIN* analgesics, ENFAPRO* follow-on formulas and the launch of SEA BREEZE* hair care products in Japan. In 1994, operating profit margin decreased to 13.6% from 15.8% in 1993, partially due to declines in the medical devices and nonprescription health products segments.

FINANCIAL POSITION
------------------
The Company considers cash, time deposits and marketable securities as its principal measures of liquidity. These items totaled $2.2 billion at December 31, 1995, compared to $2.4 billion and $2.7 billion at December 31, 1994 and 1993, respectively. Working capital was $2.2 billion at December 31, 1995, compared to $2.4 billion and $3.5 billion at December 31, 1994 and 1993, respectively. Working capital decreased in large measure as a result of product liability costs, acquisitions, dividends and the Company's continuing share repurchase program. Cash, time deposits and marketable securities and the conversion of other working capital items are expected to be adequate to fund the near-term operating needs of the Company.

In order to mitigate the effect of foreign currency risk, the Company engages in hedging activities. The impact of such hedges on the Company's results of operations and on its financial position is explained further in Note 11 to the financial statements.

Internally generated cash provided by operations was $2.5 billion in 1995, $2.3 billion in 1994 and $2.6 billion in 1993. Cash provided by operations continued to be the Company's primary source of funds used to finance operating needs, productivity initiatives and expenditures for new plant and equipment. As part of the Company's ongoing commitment to improve plant efficiency and maintain superior research facilities, the Company has invested over $1.7 billion in capital expansion during the past three years. In 1995, the Company opened powder-processing plants in Zeeland, Michigan, the largest infant formula powder plant in the world, and in Guangzhou, China. Cash provided by operations was also used to pay dividends of nearly $4.5 billion over the past three years and to fund the $1.4 billion purchase of nearly 24 million shares of the Company's common stock over the same period.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                       BRISTOL-MYERS SQUIBB COMPANY
                    CONSOLIDATED STATEMENT OF EARNINGS
             (dollars in millions, except per share amounts)

                                                 Year Ended December 31,
                                               ---------------------------
                                                  1995      1994      1993
                                               -------   -------   -------
Net Sales                                      $13,767   $11,984   $11,413
                                               -------   -------   -------
Expenses:
Cost of products sold                            3,637     3,122     3,029
Marketing, selling and administrative            3,670     3,166     3,098
Advertising and product promotion                1,646     1,367     1,255
Research and development                         1,199     1,108     1,128
Special charge                                     950       750       500
Provision for restructuring                        310         -         -
Other                                              (47)      (84)     (168)
                                               -------   -------   -------
                                                11,365     9,429     8,842
                                               -------   -------   -------
Earnings Before Income Taxes                     2,402     2,555     2,571

Provision for income taxes                         590       713       612
                                               -------   -------   -------
Net Earnings                                   $ 1,812   $ 1,842   $ 1,959
                                               =======   =======   =======

Earnings Per Common Share                        $3.58     $3.62     $3.80
                                                 =====     =====     =====
Average Common Shares Outstanding
  (in millions)                                    506       509       515
                                                   ===       ===       ===


                                                 Year Ended December 31,
                                                --------------------------
                                                  1995      1994      1993
                                                ------    ------    ------

Retained Earnings, January 1                    $7,600    $7,243    $6,769

Net earnings                                     1,812     1,842     1,959
                                                ------    ------    ------
                                                 9,412     9,085     8,728

Less dividends                                   1,495     1,485     1,485
                                                ------    ------    ------
Retained Earnings, December 31                  $7,917    $7,600    $7,243
                                                ======    ======    ======



The accompanying notes are an integral part of these financial statements.

                        BRISTOL-MYERS SQUIBB COMPANY
                         CONSOLIDATED BALANCE SHEET
                                   ASSETS
                           (dollars in millions)

                                                          December 31,
                                                  ---------------------------
                                                     1995      1994      1993
                                                  -------   -------   -------
ASSETS
------
Current Assets:
Cash and cash equivalents                         $ 1,645   $ 1,642   $ 2,421
Time deposits and marketable securities               533       781       308
Receivables, net of allowances                      2,356     2,043     1,859
Inventories                                         1,451     1,397     1,322
Prepaid expenses                                    1,033       847       660
                                                  -------   -------   -------
  Total Current Assets                              7,018     6,710     6,570

Property, Plant and Equipment                       3,760     3,666     3,374

Insurance Recoverable                                 959       968     1,000

Excess of cost over net tangible assets
  received in business acquisitions                 1,219       939       191

Other Assets                                          973       627       966
                                                  -------   -------   -------
                                                  $13,929   $12,910   $12,101
                                                  =======   =======   =======

The accompanying notes are an integral part of these financial statements.

                        BRISTOL-MYERS SQUIBB COMPANY
                         CONSOLIDATED BALANCE SHEET
                    LIABILITIES AND STOCKHOLDERS' EQUITY
                           (dollars in millions)

                                                        December 31,
                                               ---------------------------
                                                  1995      1994      1993
                                               -------   -------   -------
LIABILITIES
-----------
Current Liabilities:
Short-term borrowings                          $   575   $   725   $   177
Accounts payable                                   848       693       649
Accrued expenses                                 1,939     1,481     1,450
U.S. and foreign income taxes payable              744       740       689
Product liability                                  700       635       100
                                               -------   -------   -------
  Total Current Liabilities                      4,806     4,274     3,065

Product Liability                                1,645     1,201     1,370

Other Liabilities                                1,021     1,087     1,138

Long-Term Debt                                     635       644       588
                                               -------   -------   -------
  Total Liabilities                              8,107     7,206     6,161
                                               -------   -------   -------

STOCKHOLDERS' EQUITY
--------------------
Preferred stock, $2 convertible series:
  Authorized 10 million shares; issued and
  outstanding 19,023 in 1995, 21,857 in
  1994 and 25,798 in 1993, liquidation
  value of $50 per share                             -         -         -

Common stock, par value of $.10 per share:
  Authorized 1.5 billion shares; issued
  540,185,639 in 1995, 540,173,669 in 1994
  and 532,688,458 in 1993                           54        54        53

Capital in excess of par value of stock            375       397       353

Cumulative translation adjustments                (327)     (301)     (332)

Retained earnings                                7,917     7,600     7,243
                                               -------   -------   -------
                                                 8,019     7,750     7,317
Less cost of treasury stock - 34,953,311
  common shares in 1995, 32,887,848 in 1994
  and 20,782,281 in 1993                         2,197     2,046     1,377
                                               -------   -------   -------
  Total Stockholders' Equity                     5,822     5,704     5,940
                                               -------   -------   -------
                                               $13,929   $12,910   $12,101
                                               =======   =======   =======

The accompanying notes are an integral part of these financial statements.

                       BRISTOL-MYERS SQUIBB COMPANY
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                           (dollars in millions)

                                                  Year Ended December 31,
                                                 -------------------------
                                                   1995     1994      1993
                                                 ------   ------    ------
Cash Flows From Operating Activities:
Net Earnings                                     $1,812   $1,842    $1,959
Depreciation and amortization                       448      328       308
Special charge                                      950      750       500
Provision for restructuring                         310        -         -
Other operating items                               (34)      18        49
Receivables                                        (319)     (63)       41
Inventories                                         (50)     (36)      129
Accounts payable                                    155      (20)      134
Accrued expenses                                    166      (73)      (77)
Income taxes                                       (252)      (8)     (197)
Product liability                                  (441)    (384)      (93)
Other assets and liabilities                       (246)     (53)     (173)
                                                  -----   ------     -----
  Net Cash Provided by Operating Activities       2,499    2,301     2,580
                                                 ------   ------    ------
Cash Flows From Investing Activities:
Proceeds from sales of time deposits and
  marketable securities                             349       35       993
Purchases of time deposits and marketable
  securities                                        (80)    (482)   (1,049)
Additions to fixed assets                          (513)    (573)     (570)
Proceeds from sales of businesses                     -      285        98
Business acquisitions                              (350)    (667)      (63)
Other, net                                          (37)     (22)       (6)
                                                 ------   ------    ------
Net Cash Used in Investing Activities              (631)  (1,424)     (597)
                                                 ------   ------    ------
Cash Flows From Financing Activities:
Short-term borrowings                              (181)     496      (228)
Long-term debt                                      (10)      27       394
Issuances of common stock under stock plans          71       24        38
Purchases of treasury stock                        (244)    (701)     (419)
Dividends paid                                   (1,495)  (1,485)   (1,485)
                                                 ------   ------    ------
  Net Cash Used in Financing Activities          (1,859)  (1,639)   (1,700)
                                                 ------   ------    ------
Effect of Exchange Rates on Cash                     (6)     (17)        1
                                                 ------   ------    ------
Increase (Decrease) in Cash and Cash
  Equivalents                                         3     (779)      284
Cash and Cash Equivalents at Beginning of
  Year                                            1,642    2,421     2,137
                                                 ------   ------    ------
Cash and Cash Equivalents at End of Year         $1,645   $1,642    $2,421
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

Note 2  SPECIAL CHARGE
----------------------

As described in Note 17, the Company is party to a revised settlement concerning pending and future breast implant product liability claims (related to a previously discontinued business of a subsidiary) brought against it, its Medical Engineering Corporation subsidiary, and certain other subsidiaries. In the fourth quarter of 1993, the Company recorded a special charge of $500 million before taxes, $310 million after taxes, or $.60 per share. The charge consisted of $1.5 billion in anticipation of its share of the then pending settlement and cost of the litigation (recorded as Product Liability), offset by $1.0 billion of expected insurance proceeds (recorded as Insurance Recoverable). Although the Company is currently engaged in coverage litigation with certain of its insurers, expected insurance proceeds represent the amount of insurance which the Company considers appropriate to record as recoverable at this time.

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

In the fourth quarter of 1995, the Company, with certain other defendants, entered into a revised settlement of the breast implant product liability litigation. The actual cost to the Company of the breast implant litigation may be dependant upon a number of factors which will not become known for some time, including the number of class members that participate in the revised settlement, the kinds of claims approved, the dollar value thereof and the disposition of claims of non-participants. However, based on current estimates, the Company has recorded a charge to earnings in respect of breast implant litigation of $950 million before taxes, $590 million after taxes, or $1.17 per share.

Note 3  ACQUISITIONS AND DIVESTITURES
-------------------------------------

In January 1996, the Company acquired control of Pharmavit
Gyogyszer-es Elelmiszeripari Reszvenytarsasag, one of Hungary's leading manufacturers of over-the-counter medicines, nutritional products and generic pharmaceuticals.

In September 1995, the Company acquired A/S GEA Farmaceutisk Fabrik, a leading manufacturer and marketer of branded generic pharmaceuticals for the Scandinavian market.

In January 1995, the Company completed the acquisition of Calgon
Vestal Laboratories, a wound and skin care and infection control products business.

In 1994, the Company acquired Matrix Essentials Inc., the leading manufacturer in North America of professional hair care and beauty products sold exclusively in beauty salons, and completed the acquisition of the remaining interest in the UPSA Group which develops and markets a wide range of nonprescription health and pharmaceutical products. The Company sold Squibb Diagnostics and completed the sale of Xomed-Treace, Inc.

Note 4  RESTRUCTURING
---------------------

The Company recorded a $310 million restructuring charge, $198 million after taxes, in the fourth quarter of 1995. The restructuring charge relates to the consolidation of plants and facilities, and related employee terminations. The restructuring charge consists of employee-related costs of $190 million, $100 million of asset write-downs and $20 million of other related expenses.

                     BRISTOL-MYERS SQUIBB COMPANY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (dollars in millions)


Note 5  FOREIGN CURRENCY TRANSLATION
------------------------------------

Cumulative translation adjustments, which represent the effect of translating assets and liabilities of the Company's non-U.S. entities, except those in highly inflationary economies, were:

                                                     1995    1994    1993
                                                     ----    ----    ----
Balance, January 1                                   $301    $332    $208
Effect of balance sheet translations:
  Amount                                               21     (43)    141
  Tax effect                                            5      12     (17)
                                                     ----    ----    ----
Balance, December 31                                 $327    $301    $332
                                                     ====    ====    ====

Included in net earnings were losses of $33 million in 1995, $44 million in 1994 and a gain of $21 million in 1993 resulting from foreign currency transactions and translation adjustments.



Note 6  OTHER INCOME AND EXPENSES
---------------------------------
                                                     Year Ended December 31,
                                                     -----------------------
                                                     1995      1994     1993
                                                     ----      ----     ----
Interest income                                      $139      $124     $ 96
Interest expense                                      (97)      (68)     (57)
Other - net                                             5        28      129
                                                     ----      ----     ----
                                                     $ 47      $ 84     $168
                                                     ====      ====     ====


Interest expense was reduced by $15 million in 1995, $15 million in 1994 and $14 million in 1993 due to interest capitalized on major property, plant and equipment projects. Cash payments for interest, net of amounts capitalized, were $78 million, $62 million and $51 million in 1995, 1994 and 1993, respectively.

                     BRISTOL-MYERS SQUIBB COMPANY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (dollars in millions)


Note 7  PROVISION FOR INCOME TAXES
----------------------------------

The components of earnings before income taxes were:

                                                    Year Ended December 31,
                                                   ------------------------
                                                     1995      1994    1993
                                                   ------    ------  ------
U.S.                                               $1,195    $1,328  $1,561
Non-U.S.                                            1,207     1,227   1,010
                                                   ------    ------  ------
                                                   $2,402    $2,555  $2,571
                                                   ======    ======  ======

The provision for income taxes consisted of:

                                                    Year Ended December 31,
                                                   ------------------------
                                                     1995      1994    1993
                                                   ------     -----   -----
Current:
  U.S.                                               $466      $423    $299
  Non-U.S.                                            356       377     307
                                                     ----      ----    ----
                                                      822       800     606
                                                     ----      ----    ----
Deferred:
  U.S.                                               (200)      (92)    (35)
  Non-U.S.                                            (32)        5      41
                                                     ----      ----    ----
                                                     (232)      (87)      6
                                                     ----      ----    ----
                                                     $590      $713    $612
                                                     ====      ====    ====

Income taxes paid during the year were $856 million, $718 million and $783 million in 1995, 1994 and 1993, respectively.

The Company's provision for income taxes in 1995, 1994 and 1993 was different from the amount computed by applying the statutory United States Federal income tax rate to earnings before income taxes, as a result of the following:

                     BRISTOL-MYERS SQUIBB COMPANY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (dollars in millions)

                                                           % of Earnings
                                                         Before Income Taxes
                                                     -------------------------
                                                      1995      1994      1993
                                                     -----     -----     -----
U.S. statutory rate                                  35.0%     35.0%     35.0%
Effect of operations in
  Puerto Rico and Ireland                            (9.7)     (9.4)    (11.5)
State and local taxes                                  .8       1.4       1.1
Other                                                (1.5)       .9       (.8)
                                                    -----     -----     -----
                                                     24.6%     27.9%     23.8%
                                                    =====     =====     =====

Prepaid taxes at December 31, 1995, 1994 and 1993 were $786 million, $591 million and $377 million, respectively. The deferred income tax asset, included in Other Assets, at December 31, 1995, 1994 and 1993 was $130 million, $65 million and $230 million, respectively.

The components of prepaid and deferred income taxes consisted of:

                                                              December 31,
                                                      ------------------------
                                                      1995      1994      1993
                                                      ----      ----      ----
Product liability                                     $527      $304      $183
Postretirement and pension benefits                    163       247       275
Restructuring and integrating businesses               130        38       149
Depreciation                                          (210)     (205)     (198)
Other                                                  306       272       198
                                                      ----      ----      ----
                                                      $916      $656      $607
                                                      ====      ====      ====

The Company has settled its United States Federal income tax returns through 1989 with the Internal Revenue Service.

United States Federal income taxes have not been provided on substantially all of the unremitted earnings of non-U.S. subsidiaries, since it is management's practice and intent to reinvest such earnings in the operations of these subsidiaries. The total amount of the net unremitted earnings of non-U.S. subsidiaries was approximately $2,254 million at December 31, 1995.

Note 8  INVENTORIES                                          December 31,
-------------------                                 --------------------------
                                                      1995      1994      1993
                                                    ------    ------    ------
Finished goods                                      $  892    $  781    $  741
Work in process                                        180       233       239
Raw and packaging materials                            379       383       342
                                                    ------    ------    ------
                                                    $1,451    $1,397    $1,322
                                                    ======    ======    ======

                       BRISTOL-MYERS SQUIBB COMPANY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (dollars in millions)


Note 9  PROPERTY, PLANT AND EQUIPMENT
-------------------------------------
                                                             December 31,
                                                    --------------------------
                                                      1995      1994      1993
                                                    ------    ------    ------
Land                                                $  160    $  159    $  148
Buildings                                            2,296     2,103     1,814
Machinery, equipment and fixtures                    3,403     3,061     2,779
Construction in progress                               405       513       495
                                                    ------    ------    ------
                                                     6,264     5,836     5,236

Less accumulated depreciation                        2,504     2,170     1,862
                                                    ------    ------    ------
                                                    $3,760    $3,666    $3,374
                                                    ======    ======    ======

Note 10  SHORT-TERM BORROWINGS AND LONG-TERM DEBT
-------------------------------------------------

Short-term borrowings included amounts due to banks of $558 million, $438 million and $163 million at December 31, 1995, 1994 and 1993, respectively, and current installments of long-term debt of $17 million, $21 million and $14 million at December 31, 1995, 1994 and 1993, respectively. At December 31, 1994, short-term borrowings included a deferred payment of $266 million primarily resulting from the acquisition of the remaining ownership interest in the UPSA Group.

The Company has short-term lines of credit with domestic and foreign banks. At December 31, 1995, the unused portions of these lines of credit were approximately $200 million and $597 million, respectively.

The components of long-term debt were:
                                                            December 31,
                                                      ------------------------
                                                      1995      1994      1993
                                                      ----      ----      ----
7.15% Debentures, due in 2023                         $343      $343      $343
5.0% Term Loan, due in 2000                             69        71        64
6.18% Term Loan, due in 1997                            64        65        60
3.51% Term Loan, due in 2005                            59         -         -
5.75% Industrial Revenue Bonds,
  due in 2024                                           34        34         -
6 3/8% and 6 1/2% Notes, due
  annually from 1995 to 2004                            24        27        30
5.3% Term Loan, paid in 1995                             -        60        55
Other, due in varying amounts
  through 2016                                          42        44        36
                                                      ----      ----      ----
                                                      $635      $644      $588
                                                      ====      ====      ====

                      BRISTOL-MYERS SQUIBB COMPANY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (dollars in millions)

Long-term debt at December 31, 1995 was payable:

Years Ending December 31,
-------------------------
1997                                                  $ 81
1998                                                    11
1999                                                     9
2000                                                    74
2001                                                     5
2002 and later                                         455
                                                      ----
                                                      $635
                                                      ====

Note 11  FINANCIAL INSTRUMENTS
------------------------------

The Company enters into foreign exchange option and forward contracts to manage its exposure to currency fluctuations.

The Company has exposures to net foreign currency denominated assets and liabilities, which approximated $1,385 million, $1,117 million and $1,210 million at December 31, 1995, 1994 and 1993, respectively, primarily in Deutsche marks, French francs, Italian lira and Japanese yen. The Company mitigates the effect of these exposures through third party borrowings and foreign exchange forward contracts.

Foreign exchange option contracts, which typically expire within one year, are used to hedge intercompany shipments expected to occur during the next year. Gains on these contracts are deferred and are recognized in the same period as the hedged transactions. Certain foreign exchange forward contracts are used to minimize exposure of foreign currency transactions and firm commitments to fluctuating exchange rates. Gains or losses on these contracts are recognized in the basis of the transaction being hedged. The notional amounts of the Company's foreign exchange option and forward contracts at December 31, 1995, 1994 and 1993 were $1,377 million, $1,200 million and $790 million, respectively.

The Company does not anticipate any material adverse effect on its financial position resulting from its involvement in these instruments, nor does it anticipate non-performance by any of its counterparties.

At December 31, 1995, 1994 and 1993, the carrying value of all financial instruments, both short and long-term, approximated their fair values.

                      BRISTOL-MYERS SQUIBB COMPANY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (dollars in millions)

Note 12  RETIREMENT BENEFIT PLANS
---------------------------------

The Company and certain of its subsidiaries have defined benefit pension plans for regular full-time employees. The principal pension plan is the Bristol-Myers Squibb Retirement Income Plan. The Company's funding policy is to contribute amounts to provide for current service and to fund past service liability.

Cost for the Company's defined benefit plans included the following components:

                                                       Year Ended December 31,
                                                      ------------------------
                                                       1995      1994     1993
                                                      -----     -----    -----
Service cost - benefits earned during the year        $ 101     $ 114    $ 104
Interest cost on projected benefit obligation           183       166      152
Actual (earnings) losses on plan assets                (406)       11     (232)
Net amortization and deferral                           213      (158)      54
                                                      -----     -----    -----
Net pension expense                                   $  91     $ 133    $  78
                                                      =====     =====    =====

The weighted average actuarial assumptions for the Company's pension plans were as follows:

                                                             December 31,
                                                      -------------------------
                                                       1995      1994      1993
                                                      -----     -----     -----
Discount rate                                          7.3%      8.8%      7.0%
Compensation increase                                  4.5%      5.3%      4.5%
Long-term rate of return                              10.0%     10.0%     11.0%

                       BRISTOL-MYERS SQUIBB COMPANY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (dollars in millions)

The funded status of the plans was as follows:
                                                             December 31,
                                                   ---------------------------
                                                      1995      1994      1993
                                                   -------   -------   -------
Actuarial present value of accumulated
  benefit obligation:
   Vested                                          $(2,059)  $(1,624)  $(1,758)
   Non-vested                                         (217)     (178)     (201)
                                                   -------   -------   -------
                                                   $(2,276)  $(1,802)  $(1,959)
                                                   =======   =======   =======


Total projected benefit obligation                 $(2,689)  $(2,138)  $(2,339)
Plan assets at fair value                            2,307     1,836     1,702
                                                   -------   -------   -------
Plan assets less than projected benefit
  obligation                                          (382)     (302)     (637)
Unamortized net assets at adoption                     (76)      (90)     (103)
Unrecognized prior service cost                         78        89        96
Unrecognized net losses                                516       309       510
Adjustment required to recognize minimum
  pension liability                                    (48)      (23)     (171)
                                                   -------   -------   -------

Prepaid (Accrued) pension expense                  $    88   $   (17)  $  (305)
                                                   =======   =======   =======

In 1995, the increase in total projected benefit obligation is due to a lower discount rate and the increase in plan assets is due to significantly higher earnings and cash contributions.

In 1994, the decrease in plan assets less than projected benefit obligation and the adjustment required to recognize minimum pension liability was primarily due to a higher discount rate.

In 1995 and 1994, the adjustment required to recognize minimum pension liability was recorded in Other Assets. In 1993, $112 million of the adjustment required to recognize minimum pension liability was recorded in Other Assets and $59 million was recorded as a reduction in Stockholders' Equity.

Plan assets less than projected benefit obligation included $150 million, $120 million and $113 million in an unfunded benefit equalization plan at December 31, 1995, 1994 and 1993, respectively.

Plan benefits are primarily based on years of credited service and on participant's compensation. Plan assets principally consist of equity securities and fixed income securities.

                     BRISTOL-MYERS SQUIBB COMPANY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (dollars in millions)

Note 13  STOCKHOLDERS' EQUITY
-----------------------------
Changes in capital shares and capital in excess of par value of stock were:
                                                                Capital In
                                       Shares of Common Stock    Excess of
                                      -------------------------  Par Value
                                           Issued      Treasury   of Stock
                                      -----------    ----------  ---------
Balance, December 31, 1992            532,673,413    14,689,052       $435
Issued pursuant to stock plans,
  options, rights and warrants              3,530    (1,183,365)       (23)
Conversions of preferred stock             11,515             -          -
Purchases                                       -     7,276,594          -
Other                                           -             -        (59)
                                      -----------    ----------       ----
Balance, December 31, 1993            532,688,458    20,782,281        353
Issued pursuant to stock plans,
  options, rights and warrants             15,747      (518,733)       (15)
Conversions of preferred stock             16,646             -          -
Purchases                                       -    12,624,300          -
Other                                   7,452,818             -         59
                                      -----------    ----------       ----
Balance, December 31, 1994            540,173,669    32,887,848        397
Issued pursuant to stock plans,
  options, and rights                           -    (1,602,537)       (22)
Conversions of preferred stock             11,970             -          -
Purchases                                       -     3,668,000          -
                                      -----------    ----------       ----
Balance, December 31, 1995            540,185,639    34,953,311       $375
                                      ===========    ==========       ====

Each share of the Company's preferred stock is convertible into 4.24 shares of common stock and is callable at the Company's option. The reductions in the number of issued shares of preferred stock in 1995, 1994 and 1993 were due to conversions into shares of common stock.

Dividends per common share were $2.96 in 1995, $2.92 in 1994 and $2.88 in 1993.

Stock Compensation Plans
------------------------
Under the Company's stock option plans, officers, directors and key employees may be granted options to purchase the Company's common stock at no less than 100% of the market price on the date the option is granted. Options generally become exercisable in installments of 25% per year on each of the first through the fourth anniversaries of the grant date and have a maximum term of ten years. Additionally, the plans provide for the granting of stock appreciation rights whereby the grantee may surrender exercisable options and receive common stock and/or cash measured by the excess of the market price of the common stock over the option exercise price. The plans also provide for the granting of performance-based stock options to certain key executives.

                      BRISTOL-MYERS SQUIBB COMPANY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (dollars in millions)

On May 4, 1993, the stockholders approved amendments to the 1983 Stock Option Plan extending its term for 10 years, authorizing additional shares in the amount of 0.9% of the outstanding shares per year for each of the additional 10 years, incorporating the Company's existing long-term performance award plan and providing for the payment of long-term performance awards in shares of common stock.

Under the TeamShare Stock Option Plan, all full-time employees, excluding key executives, meeting certain years of service requirements are granted options to purchase the Company's common stock at the market price on the date the options are granted. The Company has authorized 15,000,000 shares for issuance under the plan. A total of 7,673,600 options were granted in 1995 under the plan with 200 options granted to each eligible employee. Individual grants generally become exercisable on or after the third anniversary of the grant date.

The Company's restricted stock award plan provides for the granting of up to 3,000,000 shares of common stock to key employees, subject to restrictions as to continuous employment except in the case of death or normal retirement. Restrictions generally expire over a five-year period from date of grant. Compensation expense is recognized over the restricted period. At December 31, 1995, a total of 653,335 shares were outstanding under the plan.

The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans other than for restricted stock and performance-based awards. Had compensation cost for the Company's other stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, the Company's net income and earnings per share would have been reduced by approximately $35 million, or $.07 per share. The fair value of the options granted during 1995 is estimated as $12.94 on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield 4.2%, volatility of 18.2%, risk-free interest rate of 6.9%, assumed forfeiture rate of 3%, and an expected life of 7 years.

                      BRISTOL-MYERS SQUIBB COMPANY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (dollars in millions)

Stock option and long-term performance award transactions were:

                                                               Weighted
                                                              Average of
                                 Shares of Common Stock        Exercise
                              ---------------------------       Price
                              Available for      Under        of Shares
                              Option/Award       Plan         Under Plan
                              -------------   -----------     ----------
Balance, December 31, 1992        4,259,730    14,955,760         $61.57
Authorized                        4,661,859             -              -
Granted                          (5,464,022)    5,464,022          56.58
Exercised                                 -    (1,264,638)         32.65
Lapsed                              787,946      (790,981)         70.52
                                 ----------    ----------
Balance, December 31, 1993        4,245,513    18,364,163          60.80
Authorized                        4,607,156             -              -
Granted                          (5,296,982)    5,296,982          51.93
Exercised                                 -      (686,507)         32.97
Lapsed                            1,012,237     1,027,651)         62.48
                                 ----------    ----------
Balance, December 31, 1994        4,567,924    21,946,987          56.99
Authorized                       19,565,572             -              -
Granted                         (13,449,952)   13,449,952          61.79
Exercised                                 -    (2,012,827)         40.96
Lapsed                            1,129,560    (1,129,574)         61.92
                                 ----------    ----------
Balance, December 31, 1995       11,813,104    32,254,538         $59.76
                                 ==========    ==========


The following table summarizes information concerning currently outstanding and exercisable options:

                          Options Outstanding            Options Exercisable
                 ------------------------------------  -----------------------
                               Weighted
                                Average     Weighted                  Weighted
                               Remaining     Average                   Average
   Range of         Number    Contractual   Exercise     Number       Exercise
Exercise Prices  Outstanding     Life         Price    Exercisable     Price
---------------  -----------  -----------   --------   -----------    --------
   $20 - $40        782,226      1.93         $28.34       782,226      $28.34
   $40 - $50      1,103,858      2.68          43.44     1,103,858       43.44
   $50 - $60     11,811,741      6.22          53.64     7,370,348       53.82
   $60 - $70     12,928,294      9.15          62.11        80,325       64.37
   $70 - $90      5,628,419      5.80          77.23     4,897,199       77.31
                 ----------                             ----------
                 32,254,538                             14,233,956
                 ==========                             ==========

At December 31, 1995, 51,379,361 shares of common stock were reserved for issuance pursuant to stock plans, options and conversions of preferred stock.

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

Note 14  LEASES
---------------

Minimum rental commitments under all noncancelable operating leases, primarily real estate, in effect at December 31, 1995 were:

Years Ending December 31,
-------------------------
1996                                                      $118
1997                                                        99
1998                                                        85
1999                                                        72
2000                                                        66
Later years                                                282
                                                          ----
Total minimum payments                                     722
Less total minimum sublease rentals                        169
                                                          ----
Net minimum rental commitments                            $553
                                                          ====

Operating lease rental expense (net of sublease rental income of $25 million in 1995, $23 million in 1994 and $21 million in 1993) was $135 million in 1995, $136 million in 1994 and $142 million in 1993.


Note 15  POSTRETIREMENT BENEFIT PLANS OTHER THAN PENSIONS
---------------------------------------------------------

The Company provides comprehensive medical and group life benefits to substantially all U.S. retirees who elect to participate in the Company's comprehensive medical and group life plans. The medical plan is contributory. Contributions are adjusted periodically and vary by date of retirement and the original retiring company. The life insurance plan is non-contributory.

                   BRISTOL-MYERS SQUIBB COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (dollars in millions)

Cost for the Company's postretirement benefit plans included the following components:
                                                                Year Ended
                                                                December 31,
                                                             -----------------
                                                            1995    1994  1993
                                                            ----    ----  ----
Service cost - benefits earned during the year              $  8    $  9  $  8
Interest cost on accumulated postretirement
  benefit obligation                                          41      37    32
Actual earnings on plan assets                               (11)      -    (2)
Net amortization and deferral                                  7      (2)    -
                                                            ----    ----  ----
Net postretirement benefit expense                          $ 45    $ 44  $ 38
                                                            ====    ====  ====

The status of the plans was as follows:
                                                                December 31,
                                                           -------------------
                                                            1995   1994   1993
                                                           -----  -----  -----
Accumulated postretirement benefit obligation:
  Retirees                                                 $(403) $(386) $(380)
  Fully eligible active plan participants                    (17)   (13)   (17)
  Other active plan participants                            (159)  (118)  (124)
                                                           -----  -----  -----
                                                            (579)  (517)  (521)
Plan assets at fair value                                     74     41     28
                                                           -----  -----  -----
Accumulated postretirement benefit obligation
  in excess of plan assets                                  (505)  (476)  (493)
Unrecognized prior service cost                                3      1     (1)
Unrecognized net losses                                       38     10     42
                                                           -----  -----  -----
Accrued postretirement benefit expense                     $(464) $(465) $(452)
                                                           =====  =====  =====

For measurement purposes, an annual rate of increase in the per capita cost of covered health care benefits of 9.1% for participants under age 65 and 7.9% for participants age 65 and over was assumed for 1996; the rate was assumed to decrease gradually to 4.8% in 2007 and to remain at that level thereafter. Increasing the assumed medical care cost trend rates by 1 percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1995 by $29 million and the aggregate of the service and interest cost components of net postretirement benefit expense for the year then ended by $2 million. The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.3% in 1995, 8.8% in 1994 and 7.0% in 1993.

Plan assets principally consist of equity securities and fixed income securities. The expected long-term rate of return on plan assets was 10.0% in 1995 and 1994 and 11.0% in 1993.

                       BRISTOL-MYERS SQUIBB COMPANY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (dollars in millions)


Note 16  SEGMENT INFORMATION
----------------------------

The Company's products are reported in four industry segments as follows:

Pharmaceutical Products:
-----------------------
Includes prescription medicines, mainly cardiovascular, anti-infective and anti-cancer drugs, which comprise about 40%, 20% and 20%, respectively, of the segment's sales, central nervous system drugs and other pharmaceutical products.

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

Toiletries and Beauty Aids:
--------------------------
Includes haircoloring and hair care preparations, which comprise about 75% of the segment's sales in 1995 and 1994 and 65% in 1993, and deodorants, anti-perspirants and other toiletries and beauty aids.

Unallocated expenses principally consist of general administrative expenses and net interest income. Other assets are principally cash and cash equivalents, time deposits and marketable securities. Inter-area sales by geographic area for the years ended December 31, 1995, 1994 and 1993, respectively, were: United States - $977 million, $867 million and $859 million; Europe, Mid-East and Africa - $542 million, $428 million and $504 million; Other Western Hemisphere - $49 million, $37 million and $41 million; and Pacific - $21 million, $28 million and $43 million. These sales are usually billed at or above manufacturing costs.

Net assets relating to operations outside the United States amounted to $2,609 million, $2,286 million and $1,511 million at December 31, 1995, 1994 and 1993, respectively.

                    BRISTOL-MYERS SQUIBB COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (dollars in millions)


INDUSTRY SEGMENTS                  Net Sales                    Profit(a)
-----------------           -----------------------   -------------------------
                               1995    1994    1993     1995      1994     1993
                            -------  ------ -------   ------    ------   ------
Pharmaceutical Products     $ 7,810 $ 6,970 $ 6,524   $2,300    $2,270   $2,133
Medical Devices               1,906   1,685   1,693      493       497      476
Nonprescription
  Health Products             2,495   2,043   1,964      454       456      463
Toiletries & Beauty Aids      1,556   1,286   1,232      128       168      163
                            ------- ------- -------   ------    ------   ------
Net sales and
 operating profit           $13,767 $11,984 $11,413   $3,375    $3,391   $3,235
                            ======= ======= =======   ======    ======   ======


GEOGRAPHIC AREAS                   Net Sales                    Profit(b)
----------------            -----------------------   -------------------------
                               1995    1994    1993     1995      1994     1993
                            ------- ------- -------   ------    ------   ------
United States               $ 8,662 $ 7,846 $ 7,586   $2,299    $2,360   $2,277
Europe, Mid-East and
  Africa                      4,074   3,139   3,062      833       675      591
Other Western Hemisphere      1,097   1,039     987      152       213      197
Pacific                       1,523   1,320   1,225      147       179      194
Inter-area eliminations      (1,589) (1,360) (1,447)     (56)      (36)     (24)
                            -------  ------ -------   ------    ------   ------
Net sales and
 operating profit           $13,767 $11,984 $11,413    3,375     3,391    3,235
                            ======= ======= =======
Unallocated expenses(c)                                 (973)     (836)    (664)
                                                      ------    ------   ------
Earnings before
   income taxes                                       $2,402    $2,555   $2,571
                                                      ======    ======   ======


(a) The 1995 operating profit of the Company's industry segments included the provision for restructuring as follows: Pharmaceutical Products - $252 million; Medical Devices - $22 million;
    Nonprescription Health Products - $6 million; and Toiletries and Beauty Aids - $30 million.

(b) The earnings before income taxes included the 1995 provision for restructuring as follows: United States - $66 million; Europe, Mid-East and Africa - $211 million; Other Western Hemisphere - $15 million; Pacific - $18 million.

(c) Unallocated expenses included a special charge for pending and future product liability claims of $950 million, $750 million and $500 million in 1995, 1994 and 1993, respectively.

                      BRISTOL-MYERS SQUIBB COMPANY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (dollars in millions)

INDUSTRY SEGMENTS                               Year-End Assets
-----------------                         --------------------------
                                            1995      1994      1993
                                          ------    ------    ------
Pharmaceutical Products                   $5,497    $5,180    $4,628
Medical Devices                            1,414     1,033     1,030
Nonprescription Health Products            1,800     1,635       872
Toiletries and Beauty Aids                   669       663       548
                                          ------    ------    ------
Identifiable segment assets               $9,380    $8,511    $7,078
                                          ======    ======    ======

GEOGRAPHIC AREAS                                Year-End Assets
----------------                         ---------------------------
                                            1995      1994      1993
                                         -------   -------   -------
United States                            $ 5,254   $ 4,669   $ 4,591
Europe, Mid-East and Africa                3,157     2,894     1,708
Other Western Hemisphere                     462       416       443
Pacific                                    1,032       949       829
Inter-area eliminations                     (525)     (417)     (493)
                                         -------   -------   -------
Identifiable geographic assets             9,380     8,511     7,078

Other assets(d)                            4,549     4,399     5,023
                                         -------   -------   -------
Total assets                             $13,929   $12,910   $12,101
                                         =======   =======   =======


                                        Capital
INDUSTRY SEGMENTS                    Expenditures           Depreciation
-----------------                 ------------------      ----------------
                                  1995   1994   1993      1995  1994  1993
                                  ----   ----   ----      ----  ----  ----
Pharmaceutical Products           $327   $379   $379      $218  $205  $194
Medical Devices                     56     37     55        52    38    35
Nonprescription Health
  Products                          78    112     81        46    38    34
Toiletries and Beauty Aids          33     26     23        26    23    24
                                  ----   ----   ----      ----  ----  ----
Identifiable industry
  totals                           494    554    538       342   304   287
Other                               23     23     42        23    24    21
                                  ----   ----   ----      ----  ----  ----
Consolidated totals               $517   $577   $580      $365  $328  $308
                                  ====   ====   ====      ====  ====  ====


(d) Other Assets included Insurance Recoverable related to the 1993 special charge of $959 million, $968 million and $1,000 million in 1995, 1994 and 1993, respectively.

                      BRISTOL-MYERS SQUIBB COMPANY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (dollars in millions)

Note 17  CONTINGENCIES
----------------------
Various lawsuits, claims and proceedings of a nature considered normal to its businesses are pending against the Company and certain of its subsidiaries. The most significant of these are described below.

Breast Implant Litigation
-------------------------
As of December 31, 1995, approximately 20,000 plaintiffs had filed suit against the Company, its subsidiary, Medical Engineering Corporation (MEC), and certain other subsidiaries, in federal and state courts and in certain Canadian provincial courts, alleging damages for personal injuries of various types resulting from polyurethane covered breast implants and smooth walled breast implants. Most of these plaintiffs are participants in a 1994 class action settlement approved by the Federal District Court in Birmingham, Alabama; that settlement is now subject to appeals. A revision of that settlement, known as the revised settlement, which includes the Company, MEC and certain other defendants, was approved on December 22, 1995. The order approving the settlement has been appealed. The revised settlement, applicable only to domestic claimants, currently does not include approximately 2,600 claimants who may assert claims based upon MEC implants and who opted out of the original settlement. Separate class action settlements for eligible claimants have been approved in the provincial courts of Quebec and Ontario. In January 1996, a notice of the revised settlement was mailed to approximately 450,000 persons. Class members who wish to do so may now opt out of the revised settlement although the Court has cautioned class members against doing so until they receive additional information as to the status of their claims. It is not possible on any reliable basis to estimate how many class members will participate in or opt out of the settlement. The cost of the settlement is dependent upon complex and varying factors, including the number of class members that participate in the settlement, the kinds of claims approved and their dollar value. The cost to the Company of resolving opt out claims is also subject to a number of complex uncertainties in addition to the unknown quantity and quality of such claims. In light of the uncertainties attendant to these and other factors, it is difficult at this time to estimate with any precision the cost of the breast implant product liability claims to the Company. Note 2 sets forth the special charges recorded in connection with this litigation. An additional charge to earnings may be required as additional information relating to the revised settlement and the litigation becomes known.

Other Actions
-------------
The Company, one of its subsidiaries, and others are defendants in a number of antitrust actions in various states filed on behalf of purported statewide classes of indirect purchasers of infant formula products and by the Attorneys General of Louisiana, Minnesota and Mississippi, alleging a price fixing conspiracy and other violations of state antitrust or deceptive trade practice laws and seeking penalties and other relief. On December 6, 1995, a trial in state court in Wichita, Kansas, in which the Company and Abbott Laboratories were defendants, concluded with a jury verdict in favor

                     BRISTOL-MYERS SQUIBB COMPANY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (dollars in millions)


of the defendants. This was the first infant formula indirect purchaser case to go to trial. The courts in Colorado, Florida, Kentucky, Nevada, North Carolina and Tennessee have dismissed similar complaints, and the plaintiffs have or are expected to appeal those dismissals. On June 29, 1995, the Texas Supreme Court handed down a decision in the Company's favor, holding that the plaintiffs, as indirect purchasers, were barred from proceeding under the Texas Deceptive Trade Practices-Consumer Protection Act. The Company subsequently settled a separate action brought by the Texas Attorney General. Motions to certify classes of indirect purchasers of infant formula have been denied in Minnesota, Michigan and by two courts in Alabama, but granted by courts in Wisconsin and South Dakota.

As of December 31, 1995, the Company is a defendant in over 100 actions brought against the Company and more than 30 other pharmaceutical manufacturers, drug wholesalers and pharmacy benefit managers in various federal district courts by certain chain drugstores, supermarket chains and independent drugstores, suing either individually or as representatives of a nationwide class of retail pharmacies that has been certified. These cases, which have been coordinated for pretrial purposes, all seek treble damages and injunctive relief on account of alleged antitrust violations in the pricing and marketing of brand name prescription drugs. None of the plaintiffs has specified the amount of damages claimed, but plaintiffs in the class action have indicated that they intend to claim damages, before trebling, ranging from 5% to approximately 20% of the value of their purchases of brand name prescription drugs from defendants since October 15, 1989. It is estimated that the class represents approximately two-thirds of retail pharmacy purchases of brand name prescription drugs during the alleged damages period. The class action case had been scheduled to go to trial on April 11, 1996. The Company, without admitting any wrongdoing, reached an agreement as of January 31, 1996, to settle the class action. The settlement is subject to approval by the court. Federal cases brought by retail pharmacies that have opted out of the class remain pending. Cases brought by retail pharmacies in state court under state law alleging similar grounds are proceeding in California, Alabama, Wisconsin and Minnesota. Cases brought by consumers in state court under state law alleging similar grounds have been brought in California, Washington, Colorado, New York, Arizona, Maine, Alabama and Michigan.

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

                     BRISTOL-MYERS SQUIBB COMPANY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (dollars in millions, except per share amounts)


Note 18  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
------------------------------------------------------


                                   First   Second    Third   Fourth
                                 Quarter  Quarter  Quarter  Quarter      Year
                                 -------  -------  -------  -------   -------
1995:
Net Sales                         $3,301   $3,445   $3,413   $3,608   $13,767
Gross Profit                       2,424    2,536    2,483    2,687    10,130
Net Earnings/(Loss)*                 657      608      689     (142)    1,812
Earnings/(Loss) Per
   Common Share*                    1.29     1.20     1.36     (.28)     3.58


1994:
Net Sales                         $2,834   $2,970   $2,932   $3,248   $11,984
Gross Profit                       2,089    2,228    2,172    2,373     8,862
Net Earnings**                       581      542      621       98     1,842
Earnings Per Common Share**         1.14     1.07     1.22      .19      3.62


* In 1995, the fourth quarter and annual results included a charge of $950 million ($590 million after taxes, or $1.17 per share) for pending and future product liability claims, and a provision for restructuring of $310 million ($198 million after taxes).

** In 1994, the fourth quarter and annual results included a charge of $750 million ($488 million after taxes, or $.96 per share) for pending and future product liability claims.

                     REPORT OF INDEPENDENT ACCOUNTANTS
                     ---------------------------------


To the Board of Directors
and Stockholders of
Bristol-Myers Squibb Company



In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of earnings and retained earnings and of cash flows present fairly, in all material respects, the financial position of Bristol-Myers Squibb Company and its subsidiaries at December 31, 1995, 1994 and 1993, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ Price Waterhouse LLP
------------------------

1177 Avenue of the Americas
New York, New York  10036


January 23, 1996

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                               PART III
                               --------

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

(a) Reference is made to the Proxy Statement for the Annual Meeting of Stockholders on May 7, 1996 with respect to the Directors of the Registrant which is incorporated herein by reference and made a part hereof in response to the information required by Item 10.

(b) The information required by Item 10 with respect to the Executive Officers of the Registrant has been included in Part IA of this Form 10-K Annual Report in reliance on General Instruction G of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.


Item 11.  EXECUTIVE COMPENSATION.

Reference is made to the Proxy Statement for the Annual Meeting of Stockholders on May 7, 1996 with respect to Executive Compensation which is incorporated herein by reference and made a part hereof in response to the information required by Item 11.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

Reference is made to the Proxy Statement for the Annual Meeting of Stockholders on May 7, 1996 with respect to the security ownership of certain beneficial owners and management which is incorporated herein by reference and made a part hereof in response to information required by Item 12.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Reference is made to the Proxy Statement for the Annual Meeting of Stockholders on May 7, 1996 with respect to certain relationships and related transactions which is incorporated herein by reference and made a part hereof in response to the information required by Item 13.

                            PART IV
                            -------

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

                                                               Page
                                                              Number
                                                              ------
(a) 1. Financial Statements                                   27-30
       Notes to Consolidated Financial Statements             31-50
       Report of Independent Accountants                      51

    2. Financial Statement Schedules

                                                 Schedule      Page
                                                  Number      Number
                                                 --------     ------

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

  3b. Bylaws of Bristol-Myers Squibb Company, as amended through May 2,
      1995 (incorporated herein by reference to Exhibit 3b to the Form 10-Q for the quarterly period ended March 31, 1995).

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

**10c. Squibb Corporation 1986 Option, Restricted Stock and Performance
       Unit Plan, as amended (as adopted, incorporated herein by reference to Exhibit 10k to the Squibb Corporation Form 10-K for the fiscal year ended December 31, 1988, File No. 1-5514; as amended effective July 1, 1993, and incorporated herein by reference to Exhibit 10c to the Form 10-K for the fiscal year ended December 31, 1993).

**10d. Bristol-Myers Squibb Company Performance Incentive Plan, as amended (as adopted, incorporated herein by reference to Exhibit 2 to the Form 10-K for the fiscal year ended December 31, 1978; as amended as of January 8, 1990, incorporated herein by reference to Exhibit 19b to the Form 10-K for the fiscal year ended December 31, 1990; as amended on April 2, 1991, incorporated herein by reference to Exhibit 19b to the Form 10-K for the fiscal year ended December 31, 1991; as amended effective January 1, 1994, incorporated herein by reference to
       Exhibit 10d to the Form 10-K for the fiscal year ended December 31, 1993; and as amended effective January 1, 1994, incorporated herein by reference to Exhibit 10d to the Form
       10-K for the fiscal year ended December 31, 1994).

**10e. Benefit Equalization Plan of Bristol-Myers Squibb Company and its Subsidiary or Affiliated Corporations Participating in the Bristol-Myers Squibb Company Retirement Income Plan or the Bristol-Myers Squibb Puerto Rico, Inc. Retirement Income Plan, as amended (as amended and restated as of January 1, 1993, as amended effective October 1, 1993, incorporated herein by reference to Exhibit 10e to the Form 10-K for the fiscal year ended December 31, 1993; as amended effective February 1, 1995, filed herewith).

**10f. Benefit Equalization Plan of Bristol-Myers Squibb Company and its Subsidiary or Affiliated Corporations Participating in the Bristol-Myers Squibb Company Savings and Investment Program, as amended (as amended and restated as of May 1, 1990, incorporated herein by reference to Exhibit 19d to the Form 10-K for the fiscal year ended December 31, 1990; as amended as of January 1, 1991, incorporated herein by reference to Exhibit 19g to the Form 10-K for the fiscal year ended December 31, 1990; as amended as of January 1, 1991, incorporated herein by reference to Exhibit 19e to the Form 10-K for the fiscal year ended December 31, 1991, as amended as of October 1, 1994, incorporated herein by reference to Exhibit 10f to the Form
       10-K for the fiscal year ended December 31, 1994).

**10g. Squibb Corporation Supplementary Pension Plan, as amended (as previously amended and restated, incorporated herein by reference to Exhibit 19g to the Form 10-K for the fiscal year ended December 31, 1991; as amended as of September 14, 1993, and incorporated herein by reference to Exhibit 10g to the Form 10-K for the fiscal year ended December 31, 1993).

**10h. Bristol-Myers Squibb Company Restricted Stock Award Plan, as amended (as adopted on November 7, 1989, incorporated herein by reference to Exhibit 10t to the Form 10-K for the fiscal year ended December 31, 1989; as amended on December 4, 1990, incorporated herein by reference to Exhibit 19a to the Form 10-K for the fiscal year ended December 31, 1990; as amended effective July 1, 1993, incorporated herein by reference to
       Exhibit 10h to the Form 10-K for the fiscal year ended December 31, 1993; as amended effective December 6, 1994, incorporated herein by reference to Exhibit 10h to the Form 10-K for the fiscal year ended December 31, 1994).

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

                                  BRISTOL-MYERS SQUIBB COMPANY
                                         (Registrant)


                                  By /s/ Charles A. Heimbold, Jr.
                                  ------------------------------
                                       Charles A. Heimbold, Jr.
                                       Chairman of the Board,
                                        President and Chief
                                         Executive Officer
                                           March 28, 1996
                                  ------------------------------
                                               Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

  Signature                    Title                            Date
  ---------                    -----                            ----
                               Chairman of the Board,
                               President, Chief Executive
                               Officer and Director
/s/  Charles A. Heimbold, Jr.  (Principal Executive Officer)    March 28, 1996
------------------------------
    (Charles A. Heimbold, Jr.)



                               Chief Financial Officer
                               and Senior Vice President
                               Corporate Staff (Principal
/s/  Michael F. Mee            Financial Officer)               March 28, 1996
-----------------------------
    (Michael F. Mee)

                               Controller and Vice
                               President Corporate Staff
                               (Principal Accounting
/s/  Frederick S. Schiff       Officer)                         March 28, 1996
-----------------------------
    (Frederick S. Schiff)

  Signature                    Title                            Date
  ---------                    -----                            ----



/s/  Robert E. Allen           Director                         March 28, 1996
-----------------------------
    (Robert E. Allen)


                               Executive Vice
/s/  Michael E. Autera         President and                    March 28, 1996
-----------------------------  Director
    (Michael E. Autera)


/s/  Ellen V. Futter           Director                         March 28, 1996
-----------------------------
    (Ellen V. Futter)


/s/  Louis V. Gerstner, Jr.    Director                         March 28, 1996
-----------------------------
    (Louis V. Gerstner, Jr.)


/s/  John D. Macomber          Director                         March 28, 1996
-----------------------------
    (John D. Macomber)


/s/  James D. Robinson III     Director                         March 28, 1996
-----------------------------
    (James D. Robinson III)


/s/  Andrew C. Sigler          Director                         March 28, 1996
-----------------------------
    (Andrew C. Sigler)


/s/  Louis W. Sullivan, M.D.   Director                         March 28, 1996
-----------------------------
    (Louis W. Sullivan, M.D.)


/s/  Kenneth E. Weg            Executive Vice                   March 28, 1996
-----------------------------  President, President-
    (Kenneth E. Weg)           Pharmaceutical Group
                               and Director

                             EXHIBIT INDEX
                             -------------

The Exhibits listed below are identified by numbers corresponding to the Exhibit Table of Item 601 of Regulation S-K. The Exhibits designed by two asterisks (**) are management contracts or compensatory plans or arrangements required to be filed pursuant to this Item 14. An asterisk (*) in the Page column indicates that the Exhibit has been previously filed with the Commission and is incorporated herein by reference. Unless otherwise indicated, all Exhibits are part of Commission File Number 1-1136.

Exhibit Number and Description                                  Page
------------------------------                                  ----

3a.  Restated Certificate of Incorporation of                     *
     Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 4a to Registration Statement No. 33-33682 on
     Form S-3).

3b.  Bylaws of Bristol-Myers Squibb Company, as                   *
     amended through May 2, 1995 (incorporated herein by reference to Exhibit 3b to Form
     10-Q for the quarterly period ended
     March 31, 1995).

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

4d.  Form of 7.15% Debenture Due 2023 of Bristol-Myers            *
     Squibb Company (incorporated herein by reference to Exhibit 4.2 to the Form 8-K dated May 27, 1993, and filed on June 3, 1993).

Exhibit Number and Description                                  Page
------------------------------                                  ----

** 10a. Bristol-Myers Squibb Company 1983 Stock Option Plan,      *
        As Amended and Restated as of January 1, 1993, as amended (as adopted and incorporating amendments as of October 1, 1993, and incorporated herein by reference to Exhibit 10a to Form 10-K for the fiscal year ended December 31, 1993).

** 10b. Squibb Corporation 1982 Option, Restricted Stock          *
        and Performance Unit Plan, as amended (incorporated by reference to Exhibit 10b to the Form 10-K for the fiscal year ended December 31, 1993).

** 10c. Squibb Corporation 1986 Option, Restricted Stock          *
        and Performance Unit Plan, as amended (as adopted, incorporated herein by reference to Exhibit 10k to the Squibb Corporation Form 10-K for the fiscal year ended December 31, 1988, File No. 1-5514, as amended July 1, 1993, incorporated herein by reference to Exhibit 10c to the Form 10-K for the fiscal year ended December 31, 1993).

** 10d. Bristol-Myers Squibb Company Performance Incentive        *
        Plan, as amended (as adopted, incorporated herein by reference to Exhibit 2 to the Form 10-K for the fiscal year ended December 31, 1978; as amended as of January 8, 1990, incorporated herein by reference to Exhibit 19b to the Form 10-K for the fiscal year ended December 31, 1990; as amended on April 2, 1991, incorporated herein by reference to Exhibit 19b to the Form 10-K for the fiscal year ended December 31, 1991; as amended effective on January 1, 1994, and incorporated herein by reference to Exhibit 10d to the Form 10-K for the fiscal year ended December 31, 1994).

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

        Amendment, effective February 1, 1995, to the             E-1-1
        Benefit Equalization Plan of Bristol-Myers Squibb
        Company and its Subsidiary or Affiliated Corporations
        Participating in the Bristol-Myers Squibb Company
        Retirement Income Plan or the Bristol-Myers Squibb
        Puerto Rico, Inc. Retirement Income Plan.

Exhibit Number and Description                                   Page
------------------------------                                   ----

** 10f. Benefit Equalization Plan of Bristol-Myers Squibb         *
        Company and its Subsidiary or Affiliated Corporations
        Participating in the Bristol-Myers Squibb Company
        Savings and Investment Program, as amended (as amended and restated as of May 1, 1990, incorporated herein by reference to Exhibit 19d to the Form 10-K for the fiscal year ended December 31, 1990; as amended as of January 1, 1991, incorporated herein by reference to Exhibit 19g to the Form 10-K for the fiscal year ended December 31, 1990; as amended as of January 1, 1991, incorporated herein by reference to Exhibit 19e to the Form 10-K for the fiscal year ended December 31, 1991; as amended as of October 1, 1994, incorporated herein by reference to Exhibit
        10f of the Form 10-K for the fiscal year ended
        December 31, 1994).

** 10g. Squibb Corporation Supplementary Pension Plan, as         *
        amended (as previously amended and restated, incorporated herein by reference to Exhibit 19g to the Form 10-K for the fiscal year ended December 31, 1991; as amended on September 14, 1993, incorporated by reference to Exhibit 10g to the Form 10-K for the fiscal year ended December 31, 1993).

** 10h. Bristol-Myers Squibb Company Restricted Stock Award       *
        Plan, as amended (as adopted on November 7, 1989, incorporated herein by reference to Exhibit 10t to the Form 10-K for the fiscal year ended December 31, 1989; as amended on December 4, 1990, incorporated herein by reference to Exhibit 19a to the Form 10-K for the fiscal year ended December 31, 1990; as amended July 1, 1993, incorporated by reference to
        Exhibit 10h to the Form 10-K for the fiscal year ended December 31, 1993; as amended effective
        December 6, 1994, incorporated by reference to
        Exhibit 10h to the Form 10-K for the fiscal year
        Ended January 31, 1994).

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

   11.  Computation of Per Share Earnings.                        E-2-1

   21.  Subsidiaries of the Registrant.                           E-3-1

   23.  Consent of Price Waterhouse LLP.                          E-4-1

   27.  Bristol-Myers Squibb Company Financial Data Schedule.     E-5-1

                                                        SCHEDULE II
                    BRISTOL-MYERS SQUIBB COMPANY        -----------
                  VALUATION AND QUALIFYING ACCOUNTS
                        (dollars in millions)



                                      Additions
                       Balance at    charged to    Deductions-   Balance at
                        beginning     costs and    bad debts         end
    Description         of period      expenses    written off    of period
------------------     ----------    ----------   ------------   ----------

Allowances for
  discounts and
  doubtful accounts:

For the year ended
  December 31, 1995           $77           $31             $8          $100
                       ==========    ==========   ============   ===========

For the year ended
  December 31, 1994           $80           $31            $34           $77
                       ==========    ==========   ============   ===========


For the year ended
  December 31, 1993          $106           $19            $45           $80
                       ==========    ==========   ============   ===========