Form 10-Q
period 1996-03-31
BRISTOL MYERS SQUIBB CO
filed 1996-05-15
CIK 14272

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-Q

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

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

                       Yes  [ X ]            No  [   ]

At March 31, 1996, there were 502,892,408 shares of outstanding of the Registrant's $.10 par value Common Stock.

                      BRISTOL-MYERS SQUIBB COMPANY


                           INDEX TO FORM 10-Q


                             March 31, 1996



                                                              Page No.
                                                              --------
Part I - Financial Information:

  Condensed Financial Statements (Unaudited):

  Consolidated Balance Sheet - March 31, 1996
    and December 31, 1995                                      2 - 3

  Consolidated Statement of Earnings for the three
    months ended March 31, 1996 and 1995                           4

  Consolidated Statement of Cash Flows for the three
    months ended March 31, 1996 and 1995                           5

  Management's Discussion and Analysis of Financial
    Condition and Results of Operations                        6 - 9


Part II - Other Information                                  10 - 12

Signatures                                                        13

                   BRISTOL-MYERS SQUIBB COMPANY
          CONDENSED CONSOLIDATED BALANCE SHEET - ASSETS
     (Unaudited, in millions of dollars except share amounts)



                                                March 31,     December 31,
                                                  1996            1995
                                               ----------     -----------

Current Assets:
  Cash and cash equivalents                     $ 1,305           $ 1,645
  Time deposits and marketable
    securities                                      501               533
  Receivables, net of allowances                  2,386             2,356

  Finished goods                                    945               892
  Work in process                                   173               180
  Raw and packaging materials                       366               379
                                             ----------        ----------
  Inventories                                     1,484             1,451

  Prepaid expenses                                1,086             1,033
                                             ----------        ----------
    Total Current Assets                          6,762             7,018
                                             ----------        ----------

Property, Plant and Equipment                     6,341             6,264

Less: Accumulated depreciation                    2,576             2,504
                                             ----------        ----------
                                                  3,765             3,760
                                             ----------        ----------

Insurance Recoverable                               941               959

Excess of cost over net tangible assets
  received in business acquisitions               1,419             1,219

Other Assets                                        937               973
                                             ----------        ----------

  Total Assets                                  $13,824           $13,929
                                             ==========        ==========

                      BRISTOL-MYERS SQUIBB COMPANY
                CONDENSED CONSOLIDATED BALANCE SHEET -
                  LIABILITIES AND STOCKHOLDERS' EQUITY
        (Unaudited, in millions of dollars except share amounts)

                                                March 31,     December 31,
                                                  1996            1995
                                               ----------     -----------

Current Liabilities:
  Short-term borrowings                          $    526        $    575
  Accounts payable                                    843             848
  Accrued expenses                                  1,929           1,939
  U.S. and foreign income taxes payable               762             744
  Product liability                                   700             700
                                               ----------      ----------
    Total Current Liabilities                       4,760           4,806

Product Liability                                   1,504           1,645

Other Liabilities                                     998           1,021

Long-Term Debt                                        626             635
                                               ----------      ----------
    Total Liabilities                               7,888           8,107
                                               ----------      ----------
Stockholders' Equity:
  Preferred stock, $2 convertible series:
    Authorized 10 million shares; issued
    and outstanding 17,180 in 1996 and
    19,023 in 1995, liquidation value
    of $50 per share                                    -               -

  Common stock, par value of $.10 per share:
    Authorized 1.5 billion shares; issued
    540,194,751 in 1996 and 540,185,639
    in 1995                                            54              54

  Capital in excess of par value of stock             371             375

  Cumulative translation adjustments                 (336)           (327)

  Retained earnings                                 8,264           7,917
                                               ----------      ----------
                                                    8,353           8,019
  Less cost of treasury stock - 37,302,343
    common shares in 1996 and 34,953,311
    in 1995                                         2,417           2,197
                                               ----------      ----------
       Total Stockholders' Equity                   5,936           5,822
                                               ----------      ----------
  Total Liabilities and Stockholders' Equity      $13,824         $13,929
                                               ==========      ==========

                           BRISTOL-MYERS SQUIBB COMPANY
                   CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
           (Unaudited, in millions of dollars except per share amounts)


                                                         Three Months Ended
                                                              March 31,
                                                         ------------------
                                                            1996       1995
                                                         -------    -------

Net Sales                                                 $3,669     $3,301
                                                          ------     ------
Expenses:

   Cost of products sold                                     935        877
   Marketing, selling, administrative
      and other                                              983        827
   Advertising and product promotion                         427        375
   Research and development                                  302        290
                                                          ------     ------
                                                           2,647      2,369
                                                          ------     ------

Earnings Before Income Taxes                               1,022        932

Provision for income taxes                                   296        275
                                                          ------     ------

Net Earnings                                              $  726     $  657
                                                          ======     ======

Earnings Per Common Share                                  $1.44      $1.29
                                                          ======     ======



Average Common Shares Outstanding (in millions)              504        507
                                                          ======     ======

Effective Tax Rate                                         29.0%      29.5%
                                                          ======     ======

Dividends Per Common Share                                  $.75       $.74
                                                          ======     ======

                BRISTOL-MYERS SQUIBB COMPANY
         CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
              (Unaudited, in millions of dollars)


                                                     Three Months Ended
                                                           March 31,
                                                    -------------------
                                                       1996        1995
                                                    -------    --------
Cash Flows From Operating Activities:
    Net earnings                                    $   726     $   657
    Depreciation and amortization                       131          86
    Other operating items                                (5)         14
    Receivables                                         (57)         15
    Inventories                                         (52)        (57)
    Accounts payable                                      6          65
    Accrued expenses                                     56         115
    Product liability                                  (142)       (104)
    Income taxes                                         60         127
    Other assets and liabilities                       (108)       (165)
                                                   --------    --------
Net Cash Provided by Operating Activities               615         753
                                                   --------    --------
Cash Flows From Investing Activities:
    Proceeds from sales of time deposits
      and marketable securities                          59         112
    Purchases of time deposits
      and marketable securities                         (16)        (11)
    Additions to fixed assets                          (115)        (90)
    Acquisition of businesses                          (243)       (262)
    Other, net                                            4         (16)
                                                   --------    --------
  Net Cash Used in Investing Activities                (311)       (267)
                                                   --------    --------
Cash Flows From Financing Activities:
    Short-term borrowings                               (38)         38
    Long-term debt                                       (1)         (1)
    Issuances of common stock under stock plans          40          16
    Purchases of treasury stock                        (264)        (40)
    Dividends paid                                     (379)       (376)
                                                   --------    --------
  Net Cash Used in Financing Activities                (642)       (363)
                                                   --------    --------

Effect of Exchange Rates on Cash                         (2)          1
                                                   --------    --------

(Decrease) Increase in Cash and Cash Equivalents       (340)        124
Cash and Cash Equivalents at Beginning of Period      1,645       1,642
                                                   --------    --------
Cash and Cash Equivalents at End of Period           $1,305      $1,766
                                                   ========    ========

                   BRISTOL-MYERS SQUIBB COMPANY
               MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        (in millions of dollars, except per share amounts)


Basis of Presentation
- ---------------------

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal adjustments) necessary for a fair presentation of the financial position of Bristol-Myers Squibb Company (the "Company") at March 31, 1996 and
December 31, 1995, the results of operations for the three months ended
March 31, 1996 and 1995, and cash flows for the three months ended
March 31, 1996 and 1995. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company's 1995 Annual Report on Form 10-K.

First Quarter Results of Operations
- -----------------------------------

Sales
- ------

Worldwide sales for the first quarter of 1996 increased 11% over the prior year to $3,669. The consolidated sales growth resulted from a 12% increase due to volume and a 1% decrease due to the unfavorable effect of foreign currency translation. Changes in selling prices had no effect on total sales growth. Domestic sales increased 10% and international sales increased 12% (14% excluding the favorable effect of foreign currency translation). Worldwide sales for the first quarter of 1995 increased 16% compared to the first quarter of 1994. Excluding the acquisitions of the UPSA Group, Matrix Essentials, Inc. and Calgon Vestal Laboratories and the divestiture of Xomed-Treace, Inc., sales increased 10% for the first quarter of 1995.
In general, the business of the Company's industry segments is not seasonal.

Industry Segments
- -----------------
                                        Three Months Ended March 31,
                                 ---------------------------------------
                                       Net Sales              % Change
                                 -------------------    ----------------
                                      1996      1995      1996      1995
                                 --------- ---------    ------    ------
Pharmaceutical Products             $2,155    $1,895      14 %       13%
Medical Devices                        438       453      (3)%        9%
Nonprescription Health Products        674       580      16 %       26%
Toiletries and Beauty Aids             402       373       8 %       32%
                                 --------- ---------
Total Company                       $3,669    $3,301      11 %       16%
                                 ========= =========

                   BRISTOL-MYERS SQUIBB COMPANY
               MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        (in millions of dollars, except per share amounts)


Sales in the pharmaceutical products segment, which is the largest segment at 59% of total Company sales, increased 14% over the first quarter of 1995 to $2,155. Sales growth resulted from an increase in volume, with no effect due to changes in selling prices and foreign currency translation. Sales of cardiovascular drugs, the largest product group in the segment, increased
8% to $738. Sales of PRAVACHOL*, a cholesterol-lowering agent, increased 47%. PRAVACHOL* is benefiting from a number of clinical studies, including the landmark Pravastatin Primary Prevention Study, demonstrating its potential benefits for a wide range of patients. The recently issued Cholesterol and Recurrent Events (CARE) study is expected to yield additional benefits in
future quarters.   MONOPRIL*, a second generation ACE inhibitor with
once-a-day dosage, also contributed to the increase in cardiovascular sales. Increases in sales of these products were partially offset by the 15%
decline in sales of captopril, an angiotensin converting enzyme (ACE) inhibitor sold primarily under the trademark CAPOTEN*. This decrease is primarily due to the loss of its patent exclusivity in the U.S. in February
1996 and in Germany in February 1995.   Sales of anti-cancer drugs increased
12% to $450, due to strong sales of TAXOL* (paclitaxel), the Company's leading anti-cancer agent, and PARAPLATIN*. These increases were partially offset by decreases in sales of PLATINOL* and VEPESID*. Anti-infective drug sales increased 1% to $430. Strong gains were recorded for VIDEX* and ZERIT*, the Company's two antiretroviral agents, both of which benefited from positive regulatory agency actions in the U.S. and Europe, expanding markets for both of the products. MAXIPIME*, a fourth generation injectable cephalosporin, introduced in international markets in 1995 and recently approved for marketing in the U.S., also contributed to the growth of anti-infectives. Growth in these products was partially offset by decreases in DURICEF* and CEFZIL*. Sales of central nervous system drugs including BUSPAR*, the Company's novel anti-anxiety agent, SERZONE*, an anti-depressant which offers a low incidence of side effects, and STADOL NS*, a prescription nasal spray analgesic, continued to experience very good growth. Dermatological drug sales increased primarily due to strong sales of DOVONEX*, a vitamin D3 analog for the treatment of moderate psoriasis. Glucophage, an oral medication for non-insulin dependent diabetes, launched in April 1995 in the U.S., performed exceptionally well. The Company expanded its market position in the important Argentina pharmaceutical market, becoming the seventh largest drug company there with the acquisition in March of Argentia SA, one of that country's largest manufacturers and marketers of ethical pharmaceuticals. Also, the integration of two other recent acquisitions is proceeding. They are A/S GEA, acquired in September 1995, a leading manufacturer and marketer of branded generic products for the Scandinavian market, and Pharmavit, acquired in January 1996, one of Hungary's leading manufacturers of over-the-counter medicines, nutritional products and generic pharmaceuticals. For the first quarter of 1995, sales of the pharmaceutical products segment increased 13% over the first quarter of 1994 as a result of increases in sales of anti-cancer, anti-infective, cardiovascular, central nervous system and dermatological drugs.


* Indicates brand names of products which are registered trademarks owned by the Company.

                   BRISTOL-MYERS SQUIBB COMPANY
                MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         (in millions of dollars, except per share amounts)


In the medical devices segment, sales of $438 were 3% below prior year levels, reflecting a 1% decrease due to selling prices and a 2% decrease due to volume. Foreign currency translation had no effect on sales for the quarter. The Company continues to be the world market share leader in knee and hip replacements as well as ostomy and modern wound care products and is developing a number of new product enhancements in each of these categories. The
Company expects to launch a major new hip replacement device, the VERSYS* Hip System, later this year. The NEXGEN* Complete Knee Solution continues to gain worldwide acceptance. In addition, Seabrook Medical Systems, Inc. a manufacturer and distributor of thermal therapy products, was acquired in April 1996. For the first quarter of 1995, medical devices segment sales increased 9% (5% excluding the effect of the acquisition of Calgon Vestal Laboratories and the divestiture of Xomed-Treace, Inc.) over the prior year due to increased sales of prosthetic implants, ostomy and wound care products.

Sales of the nonprescription health products segment increased 16% to $674, reflecting a 16% increase due to volume, a 1% increase in selling prices, and a 1% decrease due to the unfavorable effect of foreign currency. Nutritional product sales also increased 16%. Sales of ENFAMIL*, the Company's largest selling infant formula, as well as NUTRAMIGEN* and LACTOFREE*, special infant formulas, performed well. During the first quarter, the Company was awarded sole-source contracts for Oklahoma and the New England States Alliance under the Women, Infants and Children (WIC) Program. BOOST* and SUSTACAL* nutritional beverages, launched directly to consumers in the fourth quarter of 1995, also contributed to sales growth. Sales of analgesics, increased primarily due to the strong performance of EXCEDRIN*, the Company's leading analgesic in the U.S. Sales of the UPSA Group grew, driven by sales of EFFERALGAN*, DAFALGAN* and ASPIRINE UPSA* in Europe. For the first quarter of 1995, the nonprescription health products segment sales increased 26%
(an increase of 9% excluding the effect of the acquisition of the UPSA Group in September, 1994) over the prior year, primarily due to increased sales of infant formulas and analgesics.

Sales of the toiletries and beauty aids segment increased 8% over the prior year to $402, reflecting a 7% increase due to volume, a 2% increase due to selling prices, and a 1% decrease due to the unfavorable effect of foreign currency. Sales of hair care products increased due to strong market growth of HERBAL ESSENCES*, SYSTEME BIOLAGE* and INFUSIUM 23* complete lines of shampoos and conditioners. Haircoloring product sales increased, primarily due to sales of NATURAL INSTINCTS* and salon haircolorings. Skin care products sales increased, primarily due to strong introductory sales of KERI* facial care products in Japan. For the first quarter of 1995, sales of the toiletries and beauty aids segment increased 32% (an increase of 11% excluding the effect of the acquisition of Matrix Essentials, Inc. in August, 1994) over the prior year, primarily due to increases in sales of haircoloring and hair care products.

                   BRISTOL-MYERS SQUIBB COMPANY
               MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        (in millions of dollars, except per share amounts)


Cost of Products Sold and Operating Expenses
- --------------------------------------------

Total costs and expenses for the quarters ended March 31, 1996 and 1995, as a percentage of sales, were 72.1% and 71.8%, respectively. Cost of products sold decreased to 25.5% of sales from 26.6%, in 1995 due to a favorable product mix and improved manufacturing efficiencies. Expenditures for advertising and promotion in support of new and existing products increased 14% to $427 from $375 in 1995 and, as a percentage of sales, increased to 11.6% from 11.4% in 1995. The increase is primarily due to the incremental spending over the prior year in support of nonprescription health products. Marketing, selling, administrative and other expenses, as a percentage of sales, were 26.8% in 1996 and 25.1%, in 1995. Research and development expenses increased 4% to $302 from $290 in 1995, and as a percentage of sales were, 8.2% compared to 8.8%. Pharmaceutical research and development spending increased 3% over the prior year and as a percentage of pharmaceutical sales, was 11.8% compared to 13.0% in 1995.

Earnings
- --------

Earnings before income taxes for the first quarter increased 10% to $1,022 from $932 in 1995. Net earnings increased 11% to $726 from $657 and earnings per share increased 12% to $1.44 from $1.29 in 1995. The growth in earnings per share exceeded the growth in net earnings by 1% as a result of the Company's share repurchase program. The effective tax rate on earnings before taxes decreased to 29.0% in the first quarter of 1996 from 29.5% in 1995, reflecting the benefit of increased earnings in lower tax jurisdictions.

Financial Position
- ------------------

The balance sheet at March 31, 1996 and the statement of cash flows for the three months then ended reflect the Company's strong financial position. The Company continues to maintain a high level of working capital totaling approximately $2 billion at March 31, 1996.

Internally generated funds continue to be the Company's primary source for financing expenditures for new plant and equipment. Additions to fixed assets for the three months ended March 31, 1996 were $115 compared to $90 during the same period of 1995.

During the three months ended March 31, 1996, the Company purchased 3,082,200 shares of its common stock at a total cost of $264. On March 5, 1996, the authorization for the Company's current share repurchase program was increased from 50 million shares to 75 million shares.

Reference is made to Part II, Item 1 - Legal Proceedings in which developments are described for various lawsuits, claims and proceedings in which the Company is involved.

                   BRISTOL-MYERS SQUIBB COMPANY
                    PART II - OTHER INFORMATION
                   ----------------------------


Item 1.  Legal Proceedings
- --------------------------

Various lawsuits, claims and proceedings of a nature considered normal to its business are pending against the Company and certain of its subsidiaries. The most significant of these are reported in the Company's Form 10-K for the fiscal year ended December 31, 1995 with material developments since that report described below.

Infant Formula Matters
- ----------------------

As previously reported in the Company's Form 10-K referred to above, the Company, one of its subsidiaries, and others are defendants in a number of antitrust actions in various states filed on behalf of purported statewide classes of indirect purchasers of infant formula products and by the Attorneys General of Louisiana, Minnesota and Mississippi, alleging a price fixing conspiracy and other violations of state antitrust or deceptive trade practices laws and seeking damages and/or penalties and other relief. On December 6, 1995, a trial in state court in Wichita, Kansas in which the Company and Abbott Laboratories were defendants concluded with a jury verdict in favor of the defendants. The court subsequently denied the plaintiff's motion for a new trial, and the plaintiff has appealed. Courts in Colorado, Florida, Kentucky, Nevada, North Carolina and Tennessee have dismissed similar complaints, and the plaintiffs have appealed or are expected to appeal those dismissals. In Colorado, the intermediate appellate court affirmed the trial court's dismissal of the plaintiff's complaint. In Tennessee, the intermediate appellate court reversed the trial court's dismissal of the plaintiff's case. The intermediate appellate court found that the plaintiff has standing, that the plaintiff must show a predominately intrastate conspiracy under state law and that there was not yet sufficient information in the record to determine whether the conspiracy alleged was intrastate or interstate in scope. In Florida, the intermediate appellate court reversed the trial court's dismissal of the plaintiff's complaint for lack of standing under the Florida Deceptive and Unfair Trade Practices Act but certified the issue to the Florida Supreme Court. Motions to certify classes of indirect purchasers of infant formula have been denied in Minnesota, in Michigan and by two courts in Alabama, and have been granted in Kansas, Wisconsin and South Dakota.

Pharmaceutical Pricing Litigation
- ---------------------------------

As previously reported in the Company's Form 10-K referred to above, the Company is a defendant in over 100 class and individual antitrust actions brought against the Company and more than 30 other pharmaceutical manufacturers, drug wholesalers and pharmacy benefit managers by retailers that have been coordinated for pretrial purposes in the United States District Court for the Northern District of Illinois. On April 4, 1996, the Court declined to approve a settlement that had previously been reached by the Company and certain other defendants with the plaintiffs in the class action.

                   BRISTOL-MYERS SQUIBB COMPANY
                    PART II - OTHER INFORMATION
                   ----------------------------


The Court also denied motions for summary judgment as against the conspiracy claims of the class and individual plaintiffs that had been made by the drug manufacturer defendants, including the Company; denied motions made by the drug manufacturer defendants for summary judgment dismissing plaintiffs' damage claims based on purchases of drugs from wholesalers; and granted a motion for summary judgment on behalf of certain wholesalers that are defendants in the class action. Defendants who had participated in the class action settlement filed a motion for reconsideration of or leave to appeal from the order denying approval of the settlement. The Company and certain of the other manufacturer defendants who participated in the settlement subsequently reached an agreement with the class plaintiffs on an amendment to the settlement agreement that the Company believes will resolve the concerns raised by the Court. The class settlement as amended was preliminarily approved by the Court on May 8 and any objections by class members to Court approval will be heard on June 11, 1996. The Company and other drug manufacturers are seeking leave to appeal the order containing the denial of summary judgment with respect to damage claims based on purchases of drugs from wholesalers. The defendant wholesalers have asked the Court to enter final judgment dismissing them from the case. Certain of the class plaintiffs have made, and the Court has presently denied, motions for a preliminary injunction concerning the alleged pricing practices of the defendant manufacturers, including the Company. The May 7, 1996 date for commencement of trial of the class action has been vacated, and the Court has not set a new date. In the state court litigation pending in California, a class action complaint has been filed on behalf of consumers who purchase from California chain pharmacies, and an individual complaint on behalf of certain California chain pharmacies has also been filed. The judge presiding over the retailer case pending in Alabama state court has recused himself, and a new judge has been appointed. In the retailer case pending in Wisconsin state court, a motion to dismiss made by the Company and certain other defendants has been denied.

Item 4.  Submission of Matters to a Vote of Security Holders
- ------------------------------------------------------------

The Annual Meeting of Stockholders was held on May 7, 1996 for the purpose of:

A. election of directors;

B. ratification of the appointment of Price Waterhouse LLP as independent accountants for the year 1996;

C. voting on a stockholder-proposed resolution to establish a one-year term of office for directors.

At the meeting, 433,866,044 shares of the Registrant's Common and $2 Convertible Preferred Stock were represented.

                   BRISTOL-MYERS SQUIBB COMPANY
                    PART II - OTHER INFORMATION
                   ----------------------------


The following persons were elected to the Board of Directors of the Registrant at the meeting to serve until the 1999 Annual Meeting:

Ellen V. Futter
Andrew C. Sigler
Louis W. Sullivan, M.D.

Ms. Futter received 428,040,057 votes for election, votes were withheld on proxies for 5,825,987 shares and there were no broker non-votes. Mr. Sigler received 428,030,295 votes for election, votes were withheld on proxies for 5,835,749 shares and there were no broker non-votes. Dr. Sullivan received 428,356,553 votes for election, votes were withheld on proxies for 5,509,491 shares and there were no broker non-votes.

Robert E. Allen, Michael E. Autera, John D. Macomber and James D. Robinson III continue as directors with terms expiring at the 1997 Annual Meeting.
Louis V. Gerstner, Jr., Charles A. Heimbold, Jr., and Kenneth E. Weg continue as directors with terms expiring at the 1998 Annual Meeting.

The appointment of Price Waterhouse LLP was ratified by a vote of 431,074,613 shares in favor of the appointment, with 1,389,777 shares voting against, 1,401,304 shares abstaining and 350 broker non-votes.

The stockholder-proposed resolution recommending that the Board of Directors take the necessary steps to reinstate the election of directors annually was defeated by a vote of 201,323,719 shares against the proposal, 158,355,299 shares voting for the proposal 7,310,076 abstaining and 66,876,950 broker non-votes.

Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

(a) Exhibits (listed by number corresponding to the Exhibit Table of Item 601 in Regulation S-K).

Exhibit Number and Description                                        Page
- ------------------------------                                        -----

3b.  Bylaws of Bristol-Myers Squibb Company, as amended
     effective January 8, 1996.                                       E-3-1

27.  Bristol-Myers Squibb Company Financial Data Schedule.           E-27-1

(b)  Reports on Form 8-K.

The Registrant did not file any reports on Form 8-K during the quarter ended March 31, 1996.

                    BRISTOL-MYERS SQUIBB COMPANY


                             SIGNATURES
                             ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                         BRISTOL-MYERS SQUIBB COMPANY
                                       --------------------------------
                                                (Registrant)





Date:     May 13, 1996                 /s/ Harrison M. Bains, Jr.
                                       --------------------------------
                                           Harrison M. Bains, Jr.
                                       Vice President and Treasurer






Date:     May 13, 1996                 /s/ Frederick S. Schiff
                                       --------------------------------
                                           Frederick S. Schiff
                                       Vice President and Controller