Form 10-Q
period 1996-06-30
BRISTOL MYERS SQUIBB CO
filed 1996-08-14
CIK 14272

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-Q

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

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

                       Yes  [ X ]            No  [   ]

At June 30, 1996, there were 501,592,892 shares outstanding of the Registrant's $.10 par value Common Stock.

                      BRISTOL-MYERS SQUIBB COMPANY


                           INDEX TO FORM 10-Q


                             June 30, 1996



                                                            Page No.
                                                            --------
Part I - Financial Information:

  Condensed Financial Statements (Unaudited):

  Consolidated Balance Sheet - June 30, 1996
    and December 31, 1995                                      2 - 3

  Consolidated Statement of Earnings for the three and
    six months ended June 30, 1996 and 1995                        4

  Consolidated Statement of Cash Flows for the six
    months ended June 30, 1996 and 1995                            5

  Management's Discussion and Analysis of Financial
    Condition and Results of Operations                       6 - 13


Part II - Other Information                                  14 - 15

Signatures                                                        16

                   BRISTOL-MYERS SQUIBB COMPANY
          CONDENSED CONSOLIDATED BALANCE SHEET - ASSETS
     (Unaudited, in millions of dollars except share amounts)


                                               June 30,       December 31,
                                                 1996             1995
                                              ---------       ------------

Current Assets:
  Cash and cash equivalents                    $  1,124           $  1,645
  Time deposits and marketable securities           491                533
  Receivables, net of allowances                  2,468              2,356

  Finished goods                                    971                892
  Work in process                                   172                180
  Raw and packaging materials                       412                379
                                                -------            -------
  Inventories                                     1,555              1,451

  Prepaid expenses                                1,091              1,033
                                                -------            -------
    Total Current Assets                          6,729              7,018
                                                -------            -------

Property, Plant and Equipment                     6,422              6,264

Less: Accumulated depreciation                    2,624              2,504
                                                -------            -------
                                                  3,798              3,760
                                                -------            -------

Insurance Recoverable                               934                959

Excess of cost over net tangible assets
  received in business acquisitions               1,430              1,219

Other Assets                                        859                973
                                                -------            -------

  Total Assets                                  $13,750            $13,929
                                                =======            =======

                      BRISTOL-MYERS SQUIBB COMPANY
                CONDENSED CONSOLIDATED BALANCE SHEET -
                  LIABILITIES AND STOCKHOLDERS' EQUITY
        (Unaudited, in millions of dollars except share amounts)


                                              June 30,       December 31,
                                                1996            1995
                                              --------       ------------
Current Liabilities:
  Short-term borrowings                       $    496           $    575
  Accounts payable                                 896                848
  Accrued expenses                               1,995              1,939
  U.S. and foreign income taxes payable            679                744
  Product liability                                700                700
                                               -------            -------
    Total Current Liabilities                    4,766              4,806

Product Liability                                1,350              1,645

Other Liabilities                                  997              1,021

Long-Term Debt                                     572                635
                                               -------            -------
    Total Liabilities                            7,685              8,107
                                               -------            -------
Stockholders' Equity:
  Preferred stock, $2 convertible series:
    Authorized 10 million shares;
    issued and outstanding
    16,500 in 1996 and 19,023 in 1995,
    liquidation value of $50 per share               -                  -

  Common stock, par value of $.10 per share:
    Authorized 1.5 billion shares;
    issued 540,216,271 in 1996
    and 540,185,639 in 1995                         54                 54

  Capital in excess of par value of stock          363                375

  Cumulative translation adjustments              (360)              (327)

  Retained earnings                              8,542              7,917
                                               -------            -------
                                                 8,599              8,019
  Less cost of treasury stock - 38,623,379
    common shares in 1996
    and 34,953,311 in 1995                       2,534              2,197
                                               -------            -------
       Total Stockholders' Equity                6,065              5,822
                                               -------            -------
  Total Liabilities and Stockholders' Equity   $13,750            $13,929
                                               =======            =======
                                 -3-

                           BRISTOL-MYERS SQUIBB COMPANY
                   CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
           (Unaudited, in millions of dollars except per share amounts)


                                   Three Months Ended    Six Months Ended
                                         June 30,            June 30,
                                   ------------------  ------------------
                                      1996     1995      1996       1995
                                     ------- --------  --------   -------

Net Sales                             $3,696   $3,445    $7,365    $6,746
                                      ------   ------    ------    ------
Expenses:

   Cost of products sold                 962      909     1,896     1,786
   Marketing, selling,
    administrative and other           1,015      979     1,999     1,807
   Advertising and
    product promotion                    487      401       914       776
   Research and development              309      294       611       583
                                      ------    -----    ------    ------
                                       2,773    2,583     5,420     4,952
                                      ------    -----    ------    ------

Earnings Before Income Taxes             923      862     1,945     1,794

Provision for income taxes               268      254       564       530
                                      ------    -----    ------    ------

Net Earnings                          $  655   $  608    $1,381    $1,264
                                      ======   ======    ======    ======


Earnings Per Common Share              $1.31    $1.20     $2.75     $2.49
                                      ======   ======    ======    ======

Average Common Shares
  Outstanding (in millions)              501      507       503       507
                                      ======   ======    ======    ======

Effective Tax Rate                     29.0%    29.5%     29.0%     29.5%
                                      ======   ======    ======    ======

Dividends Per Common Share              $.75     $.74     $1.50     $1.48
                                      ======   ======    ======    ======

                 BRISTOL-MYERS SQUIBB COMPANY
         CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
              (Unaudited, in millions of dollars)


                                                      Six Months Ended
                                                          June 30,
                                                    -------------------
                                                      1996        1995
                                                    -------     -------
Cash Flows From Operating Activities:
  Net earnings                                       $1,381      $1,264
  Depreciation and amortization                         254         172
  Other operating items                                  (6)         32
  Receivables                                          (144)       (112)
  Inventories                                          (119)        (36)
  Accounts payable                                       51          30
  Accrued expenses                                      119         112
  Product liability                                    (295)       (141)
  Income taxes                                           38          (1)
  Other assets and liabilities                          (38)       (230)
                                                     ------      ------
Net Cash Provided by Operating Activities             1,241       1,090
                                                     ------      ------
Cash Flows From Investing Activities:
  Proceeds from sales of time deposits
   and marketable securities                            308         221
  Purchases of time deposits
   and marketable securities                           (256)        (23)
  Additions to fixed assets                            (250)       (210)
  Acquisition of businesses                            (271)       (262)
  Other, net                                            (72)        (24)
                                                     ------      ------
  Net Cash Used in Investing Activities                (541)       (298)
                                                     ------      ------
Cash Flows From Financing Activities:
  Short-term borrowings                                (120)         59
  Long-term debt                                          8          (2)
  Issuances of common stock under stock plans            81          30
  Purchases of treasury stock                          (430)        (51)
  Dividends paid                                       (756)       (751)
                                                     ------      ------
  Net Cash Used in Financing Activities              (1,217)       (715)
                                                     ------      ------

Effect of Exchange Rates on Cash                         (4)         -
                                                     ------      ------

(Decrease) Increase in Cash and Cash Equivalents       (521)         77
Cash and Cash Equivalents at Beginning of Period      1,645       1,642
                                                     ------      ------
Cash and Cash Equivalents at End of Period           $1,124      $1,719
                                                     ======      ======

                BRISTOL-MYERS SQUIBB COMPANY
             MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        (in millions of dollars, except per share amounts)


Basis of Presentation
- ---------------------

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal adjustments) necessary for a fair presentation of the financial position of Bristol-Myers Squibb Company (the "Company") at June 30, 1996 and December 31, 1995, the results of operations for the three and six months ended June 30, 1996 and 1995, and cash flows for the six months ended June 30, 1996 and 1995. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company's 1995 Annual Report on Form 10-K.
In general, the business of the Company's industry segments is not seasonal.

Second Quarter Results of Operations
- ------------------------------------

Sales
- -----

Worldwide sales for the second quarter of 1996 were $3,696, an increase of 7% over the second quarter of 1995. The consolidated sales growth resulted from a 10% increase due to volume and a 3% decrease due to the unfavorable effect of foreign exchange rate fluctuations. Changes in selling prices had no effect on total sales growth. Domestic sales increased 6% and international sales increased 8%. Excluding the unfavorable effect of foreign exchange rate fluctuations, international sales increased 15% over the same period in 1995. Worldwide sales for the second quarter of 1995 increased 16% compared to the prior year, reflecting a 13% increase due to volume, a 3% increase due to the favorable effect of foreign exchange rate fluctuations, with no effect due to changes in selling prices. The acquisitions of Calgon Vestal Laboratories in 1995, and Matrix Essentials, Inc. and the UPSA Group, in 1994, accounted for one-third of the Company's 1995 sales growth.

Industry Segments
- -----------------                        Three Months Ended June 30,
                                    ------------------------------------
                                      Net Sales              % Change
                                    ----------------      --------------
                                     1996      1995       1996      1995
                                    ------    ------      ----      ----
Pharmaceutical Products             $2,092    $1,946        7 %      11%
Medical Devices                        465       483       (4)%      17%
Nonprescription Health Products        669       598       12 %      26%
Toiletries and Beauty Aids             470       418       13 %      27%
                                    ------    ------
  Total Company                     $3,696    $3,445        7 %      16%
                                    ======    ======
                                  -6-

                   BRISTOL-MYERS SQUIBB COMPANY
               MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        (in millions of dollars, except per share amounts)


Sales in the pharmaceutical products segment, which is the largest segment at 57% of total Company sales, were $2,092, an increase of 7% over the second quarter of 1995. Sales growth resulted from a 10% increase in volume offset by a 3% decrease due to the unfavorable effect of foreign exchange rate fluctuations. Changes in selling prices had no effect on sales growth. Excluding the sales of CAPOTEN* (discussed below), pharmaceutical product sales increased 19% in the quarter (22% before the effect of foreign exchange).

Sales of cardiovascular drugs, the largest product group in the segment, decreased 10% to $685. Sales of PRAVACHOL*, a cholesterol-lowering agent, increased 32% benefiting from a number of clinical studies, including the landmark Pravastatin Primary Prevention Study, demonstrating its potential benefits for a wide range of patients. Further, in July, the U.S. Food and Drug Administration cleared PRAVACHOL* as the only cholesterol-lowering agent to help prevent a first heart attack and reduce death from cardiovascular disease in patients with elevated cholesterol who are at risk of a first heart attack. MONOPRIL*, a second generation angiotensin converting enzyme (ACE) inhibitor with once-a-day dosage, also contributed to the increase in cardiovascular sales. Increases in sales of these products were offset by the 35% decline in sales of captopril, an ACE inhibitor sold primarily under the trademark CAPOTEN*. This decrease is attributable to the loss of its patent exclusivity in the U.S. in February 1996. Excluding the sales of CAPOTEN*, cardiovascular sales increased 20%.

Sales of anti-cancer drugs increased 22% to $452. Sales of TAXOL* (paclitaxel), the Company's leading anti-cancer agent, increased 51%. A study conducted by the Gynecologic Oncology Group (GOG), showed a notable improvement in survival for advanced ovarian cancer patients when they received a first-line regimen combining TAXOL* and PLATINOL*, a platinum-containing compound. Sales of PARAPLATIN* and PLATINOL* have also increased. These increases were partially offset by decreases in sales of VEPESID*. Bristol-Myers Squibb is the world's market leader in oncology chemotherapy sales. To enhance its core oncology franchise, the Company announced in August that it entered into an agreement to acquire Axion's share of Oncology Therapeutics Network, a specialty distributor of anti-cancer medicines and related products, which had been jointly owned by Axion and the Company.

Anti-infective drug sales were $452, an increase of 10% over the prior year. Strong gains were recorded for VIDEX* and ZERIT*, the Company's two antiretroviral agents, both of which benefited from positive regulatory agency actions in the U.S. and Europe, and from clinical trials showing the efficacy of combination therapy. These actions are expanding markets for both products. MAXIPIME*, a fourth generation injectable cephalosporin introduced in some international markets in 1995, also contributed to the growth of anti-infectives. Growth of these products was partially offset by a sales decrease in DURICEF*, due to a weak 1996 flu season and increased generic

* Indicates brand names of products which are registered trademarks owned by the Company.

                   BRISTOL-MYERS SQUIBB COMPANY
                MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         (in millions of dollars, except per share amounts)


competition. Sales of central nervous system drugs including SERZONE*, an anti-depressant which offers a low incidence of side effects, and STADOL NS*, a prescription nasal spray analgesic, continued to experience very good growth. Glucophage, an oral medication for non-insulin dependent diabetes launched in April 1995 in the U.S., continued to have exceptionally strong growth. Sales of ESTRACE*, a low-dose estrogen replacement therapy, also performed well.

For the second quarter of 1995, sales of the pharmaceutical products segment increased 11% primarily as a result of increases in sales of cardiovascular, anti-cancer, anti-infective, central nervous system and dermatological drugs.

In the medical devices segment, sales were $465, a decrease of 4%. Excluding the unfavorable effect of foreign exchange rate fluctuations, medical devices segment sales increased 1%. Volume gains of 4% in the quarter were offset by a 5% decrease due to the unfavorable effect of foreign exchange rate fluctuations and a 3% decrease due to selling prices. The Company continues to be the world market share leader in knee and hip replacements as well as ostomy and modern wound care products and is developing a number of new product enhancements in each of these categories. Sales of ostomy care products decreased 2% for the second quarter. Excluding the unfavorable effect of foreign exchange, sales increased 2%, primarily due to the volume growth of the ACTIVE LIFE/COLODRESS* and the SURFIT/COMBIHESIVE/SECURE* product lines. Prosthetic implant sales decreased 4%. Excluding the unfavorable effect of foreign exchange, sales increased 2% due to the continued worldwide acceptance of the NEXGEN* Complete Knee Solution. The Company expects to launch a major new hip replacement device, the VERSYS* Hip System, later this year. For the second quarter of 1995, medical devices segment sales increased 17% (10% excluding the effect of the acquisition of Calgon Vestal Laboratories and the sales of a divested business) due to increased sales of prosthetic implants, ostomy and wound care products.

Sales of the nonprescription health products segment increased 12% to $669, reflecting a 15% increase due to volume, a 2% decrease due to the unfavorable effect of foreign exchange rate fluctuations, and a 1% decrease in selling prices. Nutritional product sales increased 21%.
Sales of ENFAMIL*, the Company's largest selling infant formula, as well as NUTRAMIGEN* and LACTOFREE*, special infant formulas, performed well in both the U.S. and international markets. Contributing to infant formula sales in the U.S. were several sole-source contracts awarded to the Company over the past year under the Women, Infants and Children (WIC) Program. BOOST* and SUSTACAL* nutritional beverages, launched directly to consumers in the fourth quarter of 1995, also contributed to sales growth. For the second quarter of 1995, the nonprescription health products segment sales increased 26% over the prior year (an increase of 10% excluding the effect of the acquisition of the UPSA Group in September, 1994), primarily due to increased sales of infant formulas and analgesics.

Sales of the toiletries and beauty aids segment increased 13% over the prior year to $470, reflecting a 15% increase due to volume, a 2% increase due to selling prices, and a 4% decrease due to the unfavorable effect of foreign exchange rate fluctuations. Hair care and haircoloring products experienced strong market growth in the second quarter increasing 22% and 16%,

                   BRISTOL-MYERS SQUIBB COMPANY
                MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         (in millions of dollars, except per share amounts)


respectively, over the prior year. Among the products contributing to this excellent performance were: HERBAL ESSENCES*, SYSTEME BIOLAGE* and INFUSIUM 23* complete lines of shampoos and conditioners, as well as NICE`N EASY*, NATURAL INSTINCTS* and salon haircolorings and the introduction, in the second quarter, of CLAIROL HYDRIENCE*, a unique water-based permanent haircolor. Skin care products sales increased, primarily due to strong introductory sales of KERI* facial care products in Japan. For the second quarter of 1995, sales of the toiletries and beauty aids segment increased 27% over the prior year, (a 7% increase excluding the acquisition of Matrix Essentials, Inc.) primarily due to increases in sales of haircoloring and hair care products.


Cost of Products Sold and Other Operating Expenses
- --------------------------------------------------

Total costs and expenses for the quarters ended June 30, 1996 and 1995, as a percentage of sales, remained constant at 75.0%. Cost of products sold decreased to 26.0% of sales from 26.4%, in 1995 due to a favorable product mix and improved manufacturing efficiencies related to pharmaceutical products. Expenditures for advertising and promotion in support of new and existing products increased 21% to $487 from $401 in 1995 and, as a percentage of sales, were 13.2% compared to 11.6% in 1995. The increase is primarily due to the incremental spending over the prior year in support of pharmaceutical products and toiletries and beauty aids. Marketing, selling, administrative and other expenses, as a percentage of sales, decreased to 27.5% in 1996 from
28.4%, in the second quarter of 1995.   Research and development expenses
increased 5% to $309 from $294 in 1995 and, as a percentage of sales, were 8.4% compared to 8.5%. Pharmaceutical research and development spending increased 4% over the prior year, and as a percentage of pharmaceutical sales, was 12.4% compared to 12.9% in the second quarter of 1995.


Earnings
- --------

Earnings before income taxes for the second quarter were $923, an increase of 7% from $862 in 1995. Net earnings increased 8% to $655 from $608 and earnings per share increased 9% to $1.31 from $1.20 in the second quarter of 1995. The growth in earnings per share exceeded the growth in net earnings by 1% as a result of the Company's share repurchase program. The effective tax rate on earnings before income taxes decreased to 29.0% in the second quarter of 1996 from 29.5% in 1995, reflecting the benefit of increased earnings in lower tax jurisdictions.

                   BRISTOL-MYERS SQUIBB COMPANY
                MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         (in millions of dollars, except per share amounts)


Year-to-Date Results of Operations
- ----------------------------------

Sales
- -----

Worldwide sales for the first six months of 1996 increased 9% over the prior year to $7,365. The consolidated sales growth resulted from an 11% increase due to volume offset by a 2% decrease due to the unfavorable effect of foreign exchange rate fluctuations. Overall price changes had no effect on sales growth for the six months. Domestic sales increased 8%, and international sales increased 10% (14% excluding the unfavorable effect of foreign exchange rate fluctuations). Worldwide sales for the first six months of 1995 increased 16% compared to the prior year, reflecting a 14% increase due to volume and a 2% increase due to the favorable effect of foreign exchange rate fluctuations. Changes in selling prices had no effect on sales growth. The three acquisitions made in 1995 and 1994, accounted for one-third of the Company's 1995 sales growth.


Industry Segments
- -----------------                        Six Months Ended June 30,
                                    ------------------------------------
                                       Net Sales            % Change
                                    ----------------     ---------------
                                     1996      1995       1996      1995
                                    ------    ------     -----     -----
Pharmaceutical Products             $4,247    $3,841      11 %       12%
Medical Devices                        904       936      (3)%       13%
Nonprescription Health Products      1,342     1,178      14 %       26%
Toiletries and Beauty Aids             872       791      10 %       30%
                                    ------    ------
Total Company                       $7,365    $6,746       9 %       16%
                                    ======    ======

Pharmaceutical products segment sales were $4,247, an increase of 11% over the prior year, reflecting a 12% increase due to volume, a 1% decrease due to the unfavorable effect of foreign exchange rate fluctuations and no effect due to overall changes in selling prices. Domestic and international sales experienced strong growth with increases of 10% and 11%, respectively. Excluding the unfavorable effect of foreign exchange rate fluctuations, international sales increased 15% for the six months. Excluding the sales of CAPOTEN*, pharmaceutical sales increased 20% (22% before the effect of foreign exchange). Sales of cardiovascular drugs decreased 1% to $1,424 (excluding the effect of unfavorable foreign exchange, sales remained at prior year levels).

                 BRISTOL-MYERS SQUIBB COMPANY
             MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         (in millions of dollars, except per share amounts)

PRAVACHOL* and MONOPRIL* sales grew 39% and 38%, respectively. Increases in sales of these products were offset by the 25% decline in sales of CAPOTEN*. This decrease is primarily due to the loss of its patent exclusivity in the U.S. in February 1996 and in Germany in February 1995. Excluding the sales of CAPOTEN*, cardiovascular sales increased 27%. Sales of anti-cancer drugs increased 17% to $903 due to strong sales of TAXOL* and PARAPLATIN*. These increases were partially offset by decreases in sales of VEPESID*. Anti-infective drug sales increased 5% to $882. Strong gains were recorded for VIDEX*, ZERIT* and MAXIPIME*. Growth in these products was partially offset by decreases in sales of DURICEF*. Sales of central nervous system drugs including BUSPAR*, the Company's novel anti-anxiety agent, SERZONE* and STADOL NS*, continued to experience very good growth. Dermatological drug sales increased primarily due to strong sales of DOVONEX*, a vitamin D3 analog for the treatment of moderate psoriasis. Glucophage continued to have exceptionally strong growth. Sales of ESTRACE* continued to perform well. For the first six months of 1995, sales of the pharmaceutical products segment increased 12% over the prior year primarily as a result of increases in sales of cardiovascular, anti-cancer and central nervous system drugs.

Sales of the medical devices segment decreased 3% to $904. Domestic sales decreased 4% and international sales decreased 3% (an increase of 2% excluding the unfavorable effect of foreign exchange rate fluctuations). Volume gains of 1% were more than offset by a 2% decrease due to the unfavorable effect of foreign exchange and a 2% decrease in selling prices. Sales of ostomy care products decreased 4% (3% excluding the unfavorable effect of foreign exchange rate fluctuations). Prosthetic implant sales decreased 3% (an increase of 1% excluding the unfavorable effect of foreign exchange). Sales of knee implants remained at prior year levels. Excluding the unfavorable effect of foreign exchange, knee implant sales increased 2% led by sales of the NEXGEN* Complete Knee Solution. For the first six months of 1995, medical devices segment sales increased 13% over the prior year (8% excluding the acquisition of Calgon Vestal Laboratories and the sales of a divested business) as a result of sales growth in prosthetic implants, ostomy and wound care products.

In the nonprescription health products segment, sales increased 14% to $1,342 reflecting a 16% increase due to volume, a 2% decrease due to the unfavorable effect of foreign exchange rate fluctuations and no effect due to selling prices. Domestic sales increased 14% and international sales increased 13% (18% excluding the unfavorable effect of foreign exchange rate fluctuations). Nutritional product sales increased 18%, due to increased sales of ENFAMIL*, NUTRAMIGEN*, LACTOFREE*, BOOST* and SUSTACAL*. Sales of analgesics, increased primarily due to the strong performance of the UPSA Group, driven by sales of EFFERALGAN*, DAFALGAN* and ASPIRINE UPSA* in Europe and volume growth of BUFFERIN* in Japan. For the first six months of 1995, nonprescription health products segment sales increased 26% (9% excluding the acquisition of the UPSA Group) over the prior year, primarily due to increased sales of infant formulas and analgesics.

Sales of the toiletries and beauty aids segment increased 10% to $872, reflecting an 11% increase due to volume, a 2% increase in selling prices, and a 3% decrease due to unfavorable foreign exchange rate fluctuations. Domestic sales increased 9% and international sales increased 12% (19% excluding the unfavorable effect of foreign exchange rate fluctuations). Sales of hair care products increased due to strong market growth of HERBAL ESSENCES*, SYSTEME BIOLAGE*, INFUSIUM 23* and VAVOOM!* complete lines of shampoos and conditioners.

                   BRISTOL-MYERS SQUIBB COMPANY
                MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         (in millions of dollars, except per share amounts)


Haircoloring product sales experienced growth primarily due to sales of NATURAL INSTINCTS*, NICE 'N EASY*, ULTRESS*, salon haircolorings and introductory sales of CLAIROL HYDRIENCE*. For the first six months of 1995, sales of the toiletries and beauty aids segment increased 30% over the prior year. Excluding the acquisition of Matrix Essentials,Inc., sales increased 9% primarily due to increased sales of haircoloring and hair care products.


Cost of Products Sold and Other Operating Expenses
- --------------------------------------------------

Total costs and expenses for the six months ended June 30, 1996 as a percentage of sales increased to 73.6% from 73.4% for the same period of 1995. Cost of products sold decreased to 25.7% of sales from 26.5% in 1995. Marketing, selling, administrative and other expenses, as a percentage of sales, were 27.1% compared to 26.8% in 1995. Expenditures for advertising and promotion in support of new and existing products were $914 compared to $776 in the prior year, an increase of 18%. The increase is due to the incremental spending over the prior year in support of pharmaceutical products, nonprescription health products and toiletries and beauty aids. Research and development increased 5% to $611 compared to $583 in the prior year, and as a percentage of sales were 8.3% in 1996 compared to 8.6% in 1995. Pharmaceutical research and development spending increased 3% over prior year levels, and as a percentage of pharmaceutical sales, was 12.1% compared to 13.0% in 1995.


Earnings
- --------

Earnings before income taxes for the six months increased 8% to $1,945 from $1,794 in 1995. Net earnings increased 9% to $1,381 from $1,264 and earnings per share increased 10% to $2.75 from $2.49 in 1995. The growth in earnings per share exceeded the growth in net earnings by 1% as a result of the Company's share repurchase program. The effective tax rate on earnings before income taxes decreased to 29.0% in 1996 from 29.5% in 1995, reflecting the benefit of increased earnings in lower tax jurisdictions.


Financial Position
- ------------------

The balance sheet at June 30, 1996 and the statement of cash flows for the six months then ended reflect the Company's strong financial position. The Company continues to maintain a high level of working capital totaling approximately
$2 billion at June 30, 1996.

The decrease in short-term borrowings from December 1995 is attributable to the payment of short-term obligations in Europe.

Internally generated funds continue to be the Company's primary source for financing expenditures for new plant and equipment. Additions to fixed assets for the six months ended June 30, 1996 were $250 compared to $210 during the same period of 1995.

                   BRISTOL-MYERS SQUIBB COMPANY
                MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         (in millions of dollars, except per share amounts)


In January 1996, the Company acquired control of Pharmavit, one of Hungary's leading manufacturers of over-the-counter medicines, nutritional products and generic pharmaceuticals.

In March 1996, the Company acquired Argentia SA, one of Argentina's largest manufacturers and marketers of ethical pharmaceuticals.

During the six months ended June 30, 1996, the Company purchased 5,083,400 shares of its common stock at a total cost of $430.

Reference is made to Part II, Item 1 - Legal Proceedings in which developments are described for various lawsuits, claims and proceedings in which the Company is involved.

                     BRISTOL-MYERS SQUIBB COMPANY
                      PART II - OTHER INFORMATION
                    ------------------------------



Item 1.  Legal Proceedings
- --------------------------

Various lawsuits, claims and proceedings of a nature considered normal to its business are pending against the Company and certain of its subsidiaries. The most significant of these are reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, and material developments in such matters are described in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, and below.

Infant Formula Matters
- ----------------------

As previously reported in the Company's Form 10-K and its Form 10-Q referred to above, the Company, one of its subsidiaries, and others are defendants in a number of antitrust actions in various states filed on behalf of purported statewide classes of indirect purchasers of infant formula products and by the Attorneys General of Louisiana, Minnesota and Mississippi alleging a price fixing conspiracy and other violations of state antitrust or deceptive trade
practices laws and seeking damages and/or penalties and other relief.   In the
only such trial conducted, the Company won a defense verdict in state court in Wichita, Kansas on December 6, 1995. In June 1996, the Company and the attorneys representing the plaintiffs in all but two of these cases reached an agreement to settle all of their litigation against the Company. The Company is now in the process of obtaining the necessary court approvals to settle these cases, which would leave only two remaining cases not covered by this settlement.

Pharmaceutical Pricing Litigation
- ---------------------------------

As previously reported in the Company's Form 10-K and its Form 10-Q referred to above, the Company is a defendant in numerous antitrust actions brought by retailers against the Company and other pharmaceutical manufacturers, drug wholesalers and pharmacy benefit managers that have been coordinated for pretrial purposes in the United States District Court for the Northern District of Illinois. On May 16, 1996, the district court entered final judgment dismissing all claims against the wholesalers in the class action case. On June 21, 1996, the district court approved an amended settlement reached by the Company and ten other manufacturer defendants with plaintiffs in the class action. On July 3, 1996, the largest opt-out retailer plaintiffs purported to quantify their conspiracy damage claims against the defendants, including the Company, asserting damages before trebling aggregating approximately $2.4 billion. On July 8,1996, the Seventh Circuit Court of Appeals granted the petition of the Company and other drug manufacturer defendants for leave to appeal the district court's April 4, 1996, denial of their motion for summary judgment on Sherman Act damage claims on all retailer plaintiffs' purchases from wholesalers. A class of retail pharmacies has been certified in the Wisconsin state court litigation. The conspiracy claims against the Company and other defendants have been dismissed from the suit brought by retailers in Minnesota state court. In the consumer case brought in Arizona state court, a motion to dismiss made by the Company and other defendants was denied on July 9, 1996.

                     BRISTOL-MYERS SQUIBB COMPANY
                      PART II - OTHER INFORMATION
                    ------------------------------


Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------
(a) Exhibits (listed by number corresponding to the Exhibit Table of Item 601 in Regulation S-K).

Exhibit Number and Description
- ------------------------------
27.  Bristol-Myers Squibb Company Financial Data Schedule.

(b)  Reports on Form 8-K.

The Registrant did not file any reports on Form 8-K during the quarter ended June 30, 1996.

                    BRISTOL-MYERS SQUIBB COMPANY


                             SIGNATURES
                            ------------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                        BRISTOL-MYERS SQUIBB COMPANY
                                      ----------------------------------
                                               (Registrant)





Date:     August 14, 1996              /s/ Harrison M. Bains, Jr.
                                       ---------------------------------
                                           Harrison M. Bains, Jr.
                                        Vice President and Treasurer






Date:     August 14, 1996               /s/ Frederick S. Schiff
                                       ---------------------------------
                                           Frederick S. Schiff
                                       Vice President and Controller