Form 10-Q
period 1996-09-30
BRISTOL MYERS SQUIBB CO
filed 1996-11-13
CIK 14272

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-Q

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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

                       Yes  [ X ]            No  [   ]

At September 30, 1996, there were 500,793,513 shares outstanding of the Registrant's $.10 par value Common Stock.

                      BRISTOL-MYERS SQUIBB COMPANY


                           INDEX TO FORM 10-Q


                           September 30, 1996



                                                             Page No.
                                                             --------
Part I - Financial Information:

  Condensed Financial Statements (Unaudited):

  Consolidated Balance Sheet - September 30, 1996
    and December 31, 1995                                      2 - 3

  Consolidated Statement of Earnings for the three and
    nine months ended September 30, 1996 and 1995                  4

  Consolidated Statement of Cash Flows for the nine
    months ended September 30, 1996 and 1995                       5

  Management's Discussion and Analysis of Financial
    Condition and Results of Operations                       6 - 14


Part II - Other Information                                  15 - 16

Signatures                                                        17

                   BRISTOL-MYERS SQUIBB COMPANY
          CONDENSED CONSOLIDATED BALANCE SHEET - ASSETS
     (Unaudited, in millions of dollars except share amounts)


                                         September 30,       December 31,
                                             1996                1995
                                         -------------       ------------

Current Assets:
  Cash and cash equivalents                    $ 1,368            $ 1,645
  Time deposits and marketable securities          520                533
  Receivables, net of allowances                 2,451              2,356

  Finished goods                                   913                892
  Work in process                                  190                180
  Raw and packaging materials                      441                379
                                               -------            -------
  Inventories                                    1,544              1,451

  Prepaid expenses                               1,052              1,033
                                               -------            -------
    Total Current Assets                         6,935              7,018
                                               -------            -------

Property, Plant and Equipment                    6,563              6,264

Less: Accumulated depreciation                   2,686              2,504
                                               -------            -------
                                                 3,877              3,760
                                               -------            -------

Insurance Recoverable                              873                959

Excess of cost over net tangible assets
  received in business acquisitions              1,434              1,219

Other Assets                                       886                973
                                               -------            -------

  Total Assets                                 $14,005            $13,929
                                               =======            =======

                      BRISTOL-MYERS SQUIBB COMPANY
                CONDENSED CONSOLIDATED BALANCE SHEET -
                  LIABILITIES AND STOCKHOLDERS' EQUITY
        (Unaudited, in millions of dollars except share amounts)


                                         September 30,       December 31,
                                             1996                1995
                                         -------------       ------------
Current Liabilities:
  Short-term borrowings                        $   530            $  575
  Accounts payable                                 794               848
  Accrued expenses                               2,046             1,939
  U.S. and foreign income taxes payable            745               744
  Product liability                                700               700
                                               -------           -------
    Total Current Liabilities                    4,815             4,806

Product Liability                                1,251             1,645

Other Liabilities                                  964             1,021

Long-Term Debt                                     626               635
                                               -------           -------
    Total Liabilities                            7,656             8,107
                                               -------           -------
Stockholders' Equity:
  Preferred stock, $2 convertible series:
    Authorized 10 million shares; issued and
    outstanding 16,106 in 1996 and 19,023 in
    1995, liquidation value of $50 per share         -                -

  Common stock, par value of $.10 per share:
    Authorized 1.5 billion shares;
    issued 540,245,523 in 1996 and
    540,185,639 in 1995                             54                54

  Capital in excess of par value of stock          355               375

  Cumulative translation adjustments              (350)             (327)

  Retained earnings                              8,919             7,917
                                               -------           -------
                                                 8,978             8,019
  Less cost of treasury stock -
  39,452,010 common shares in 1996 and
  34,953,311 in 1995                             2,629             2,197
                                               -------           -------
       Total Stockholders' Equity                6,349             5,822
                                               -------           -------
  Total Liabilities and Stockholders' Equity   $14,005           $13,929
                                               =======           =======
                                 -3-

                           BRISTOL-MYERS SQUIBB COMPANY
                   CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
           (Unaudited, in millions of dollars except per share amounts)


                                      Three Months Ended    Nine Months Ended
                                         September 30,         September 30,
                                      ------------------  -------------------
                                        1996      1995      1996        1995
                                      --------  --------  -------     -------

Net Sales                               $3,745    $3,413  $11,110     $10,159
                                        ------    ------  -------     -------
Expenses:

   Cost of products sold                 1,003       930    2,899       2,716
   Marketing, selling, administrative
      and other                            858       826    2,857       2,633
   Advertising and product promotion       488       406    1,401       1,182
   Research and development                336       293      948         876
                                        ------     -----  -------     -------
                                         2,685     2,455    8,105       7,407
                                        ------     -----  -------     -------

Earnings Before Income Taxes             1,060       958    3,005       2,752

Provision for income taxes                 307       269      871         798
                                        ------     -----  -------     -------

Net Earnings                            $  753    $  689  $ 2,134     $ 1,954
                                        ======    ======  =======     =======

Earnings Per Common Share                $1.50     $1.36    $4.25       $3.86
                                        ======    ======  =======     =======

Average Common Shares
  Outstanding (in millions)                501       506      502         507
                                        ======    ======  =======     =======


Dividends Per Common Share                $.75      $.74    $2.25       $2.22
                                        ======    ======  =======     =======

                  BRISTOL-MYERS SQUIBB COMPANY
         CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
              (Unaudited, in millions of dollars)


                                                     Nine Months Ended
                                                        September 30,
                                                     ------------------
                                                      1996       1995
                                                     ------     -------
Cash Flows From Operating Activities:
  Net earnings                                       $2,134      $1,954
  Depreciation and amortization                         380         259
  Other operating items                                 (22)         34
  Receivables                                          (126)       (147)
  Inventories                                          (104)        (33)
  Accounts payable                                      (52)         69
  Accrued expenses                                      126         162
  Product liability                                    (394)       (316)
  Income taxes                                          124          91
  Other assets and liabilities                          (83)       (216)
                                                     ------      ------
  Net Cash Provided by Operating Activities           1,983       1,857
                                                     ------      ------
Cash Flows From Investing Activities:
  Proceeds from sales of time deposits
     and marketable securities                          334         336
  Purchases of time deposits and
     marketable securities                             (309)        (66)
  Additions to fixed assets                            (388)       (332)
  Acquisition of businesses                            (298)       (361)
  Other, net                                             10         (23)
                                                     ------      ------
  Net Cash Used in Investing Activities                (651)       (446)
                                                     ------      ------
Cash Flows From Financing Activities:
  Short-term borrowings                                 (28)        (43)
  Long-term debt                                          4          (7)
  Issuances of common stock under stock plans           134          41
  Purchases of treasury stock                          (586)       (244)
  Dividends paid                                     (1,132)     (1,123)
                                                     ------      ------
  Net Cash Used in Financing Activities              (1,608)     (1,376)
                                                     ------      ------

Effect of Exchange Rates on Cash                         (1)         (3)
                                                     ------      ------

(Decrease) Increase in Cash and Cash Equivalents       (277)         32
Cash and Cash Equivalents at Beginning of Period      1,645       1,642
                                                     ------      ------
Cash and Cash Equivalents at End of Period           $1,368      $1,674
                                                     ======      ======
                                -5-

                   BRISTOL-MYERS SQUIBB COMPANY
               MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        (in millions of dollars, except per share amounts)


Basis of Presentation
---------------------

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal adjustments) necessary for a fair presentation of the financial position of Bristol-Myers Squibb Company (the "Company") at September 30, 1996 and
December 31, 1995, the results of operations for the three and nine months ended September 30, 1996 and 1995, and cash flows for the nine months ended September 30, 1996 and 1995. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company's 1995 Annual Report on Form 10-K. In general, the business of the Company's industry segments is not seasonal.

Third Quarter Results of Operations
-----------------------------------

Sales
-----

Worldwide sales for the third quarter of 1996 were $3,745, an increase of 10% over the third quarter of 1995. The consolidated sales growth resulted from a 12% increase due to volume and a 2% decrease due to the unfavorable effect of foreign exchange rate fluctuations. Changes in selling prices had no effect on total sales growth. Domestic sales increased 12% and international sales increased 7%. Excluding the unfavorable effect of foreign exchange rate fluctuations, international sales increased 12% over the same period in 1995. Worldwide sales for the third quarter of 1995 increased 16% compared to the prior year, reflecting a 14% increase due to volume, a 1% increase due to the favorable effect of foreign exchange rate fluctuations, and a 1% increase in selling prices. Excluding the acquisitions made in 1995 and in 1994, sales for the quarter increased 11%.

                  BRISTOL-MYERS SQUIBB COMPANY
              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS




Industry Segments
-----------------                     Three Months Ended September 30,
                                  ---------------------------------------
                                     Net Sales               % Change
                                  ----------------       ----------------
                                    1996       1995        1996    1995(a)
                                   ------    ------       -----    ------
Pharmaceutical Products            $2,152    $1,932         11%      15%
Nonprescription Health Products       661       623          6%      27%
Medical Devices                       456       458           -      13%
Toiletries and Beauty Aids            476       400         19%      14%
                                   ------    ------
Total Company                      $3,745    $3,413         10%      16%
                                   ======    ======

(a) Excluding the acquisitions made in 1995 and in 1994, nonprescription health products, medical devices and toiletries and beauty aids segment sales increased 14%, 5% and 7%, respectively.

Sales in the pharmaceutical products segment, which is the largest segment at 57% of total Company sales, were $2,152, an increase of 11% over the third quarter of 1995. Sales growth resulted from a 13% increase in volume offset by a 2% decrease due to the unfavorable effect of foreign exchange rate fluctuations. Changes in selling prices had no effect on sales growth. Excluding the sales of CAPOTEN* (which experienced significant decreases due to the loss of its patent exclusivity in the U.S. in February 1996), pharmaceutical product sales increased 21% in the quarter (23% before the effect of foreign exchange).

Sales of cardiovascular drugs, the largest product group in the segment, decreased 6% to $677. Excluding the sales of CAPOTEN*, cardiovascular drugs, increased 20%. Sales of PRAVACHOL*, a cholesterol-lowering agent, increased 35%, benefiting from the results of studies demonstrating clinical benefits, including the landmark five-year Pravastatin Primary Prevention Study and the five-year Cholesterol and Recurrent Events (CARE) trial, and by expanded labeling granted by the U.S. Food and Drug Administration (FDA). In July, the FDA cleared PRAVACHOL* for use with diet to help reduce the risk of first heart attack in people who have elevated cholesterol but no history of heart disease. PRAVACHOL* is the first and only cholesterol-lowering drug of its kind proven to reduce the risk of a first heart attack. With this new indication, in September the Company announced a nationwide program, the PRAVACHOL* Public Awareness Program on First Heart Attack Prevention, to raise awareness about the risks of a first heart attack and to help motivate people to take action with their physicians to reduce their risks. The program

* Indicates brand names of products which are registered trademarks owned by the Company.

                 BRISTOL-MYERS SQUIBB COMPANY
               MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

focuses on the millions of Americans with high cholesterol who are considered at risk of a first heart attack. MONOPRIL*, a second generation angiotensin converting enzyme (ACE) inhibitor with once-a-day dosage, also contributed to the increase in cardiovascular sales with strong international growth, primarily in Italy. Increases in sales of these products were offset by the domestic decline of 72% in sales of captopril, an ACE inhibitor sold primarily under the trademark CAPOTEN*. This decrease is attributable to the loss of its patent exclusivity in the U.S. in February 1996.

Sales of anti-cancer drugs increased 25% to $511. Sales of TAXOL* (paclitaxel), the Company's leading anti-cancer agent, increased 34%. In October 1996, TAXOL* was approved for first line use in the treatment of ovarian cancer in the United Kingdom. Sales of PARAPLATIN*, used in the treatment of ovarian cancer, also increased. These increases were partially offset by decreases in sales of VEPESID* due to increased generic competition. In October, the Company completed its acquisition of Axion Inc.'s share of Oncology Therapeutics Network, a specialty distributor of anti-cancer medicines and related products, which had been jointly owned by Axion and the Company. Anti-infective drug sales were $449, an increase of 14% over the prior year. Strong growth was recorded for VIDEX* and ZERIT*, the Company's two antiretroviral agents, both of which benefited from positive regulatory agency actions in the U.S. and Europe, and from ongoing clinical trials showing the efficacy of combination therapy. During the quarter, VIDEX* received clearance from the FDA to be used for first line treatment of HIV. These actions are expanding markets for both products. Sales of CEFZIL*, an oral cephalosporin used in the treatment of respiratory infections, and MAXIPIME*, a fourth generation injectable cephalosporin introduced in some international markets in 1995, also contributed to the growth of anti-infectives. In October
1996, CEFZIL* received clearance from the FDA to be used for treatment of acute bacterial sinusitis in adult and pediatric patients. Growth of these products was partially offset by a sales decrease in DURICEF*, due to increased generic competition. Sales of central nervous system drugs increased 28% to $193, due to the strong growth of BUSPAR*, the Company's novel anti-anxiety agent, SERZONE*, an anti-depressant which offers a low incidence of side effects, and STADOL NS*, a prescription nasal spray analgesic. Dermatological drug sales increased due to strong sales of DOVONEX*, a vitamin D3 analog for the treatment of moderate psoriasis. Glucophage, an oral medication for non-insulin dependent diabetes launched in April 1995 in the U.S., continued to experience strong growth. For the third quarter of 1995, sales of the pharmaceutical products segment increased 15%, primarily as a result of increases in sales of cardiovascular, anti-cancer, anti-infective, central nervous system and dermatological drugs.

Sales of the nonprescription health products segment increased 6% to $661, reflecting a 10% increase due to volume, a 2% decrease due to the unfavorable effect of foreign exchange rate fluctuations, and a 2% decrease in selling prices primarily on nutritional products. Nutritional product sales increased 10%. Sales of ENFAMIL*, the Company's largest selling infant formula, as well as NUTRAMIGEN* and LACTOFREE*, special infant formulas, performed well in both the U.S. and international markets. Contributing to infant formula sales in the U.S. were several sole-source contracts awarded to the Company during the past year under the Women, Infants and Children (WIC) Program. The Company's

                   BRISTOL-MYERS SQUIBB COMPANY
                MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         (in millions of dollars, except per share amounts)

Mead Johnson Nutritional Group, increased its infant formula market share and continues to be the U.S. market share leader in infant formula. BOOST* and SUSTACAL* to consumers in the fourth quarter of 1995, and ALACTA NF*, a nutritious beverage for pre-school age children, sold outside the U.S., also contributed to sales growth. Sales of analgesic products were at prior year levels and excluding the unfavorable effect of foreign exchange rate fluctuations, increased 5%. Strong sales of EFFERALGAN*, DAFALGAN* and ASPIRINE UPSA* were offset by declines in BUFFERIN*. For the third quarter of 1995, the nonprescription health products segment sales increased 27% over the prior year (an increase of 14% excluding the effect of the acquisition of the UPSA Group in September 1994), primarily due to increased sales of infant formulas and analgesics.

Medical devices segment sales were at prior year levels of $456. Volume gains of 6% in the quarter were achieved despite a 4% decrease due to changes in selling prices. Sales were also impacted by a 2% decrease due to the unfavorable effect of foreign exchange rate fluctuations. The Company continues to be the world market share leader in knee and hip replacements as well as ostomy and modern wound care products and is developing a number of new products in each of these categories. Sales of ostomy care products increased 1% in the third quarter (excluding the unfavorable effect of foreign exchange, sales increased 3%). The ACTIVE/LIFE/COLODRESS* and the SUR-FIT/COMBIHESIVE* product lines contributed to sales growth.
Prosthetic implant sales decreased 3% (excluding the unfavorable effect of foreign exchange, sales increased 1%). Sales of knee implants increased
2% in the third quarter,(excluding the unfavorable effect of foreign exchange, sales increased 5%) due to the continued worldwide acceptance of the NEXGEN* Complete Knee Solution. The Company expects to launch a major new hip replacement device, the VERSYS* Hip System, in the fourth quarter. For the third quarter of 1995, medical devices segment sales increased 13% (5% excluding the effect of the acquisition of Calgon Vestal Laboratories) due to increased sales of prosthetic implants, ostomy and wound care products.

Sales of the toiletries and beauty aids segment increased 19% over the prior year to $476,reflecting a 20% increase due to volume, a 2% increase due to selling prices, and a 3% decrease due to the unfavorable effect of foreign exchange rate fluctuations. Haircoloring and hair care products experienced strong growth in the third quarter, increasing 23% and 20%, respectively, over the prior year. Among the products contributing to this performance were:
NICE`N EASY*, NATURAL INSTINCTS*, LASTING COLOR BY LOVING CARE*, ULTRESS* and salon haircolorings as well as HERBAL ESSENCES* and INFUSIUM 23* complete lines of shampoos and conditioners. CLAIROL HYDRIENCE*, a unique water-based permanent haircolor with sea proteins and minerals, introduced at the end of the second quarter, is finding growing acceptance in the marketplace and is contributing to the growth of the haircoloring segment. The Company's Clairol division increased its domestic haircoloring market share and continues to be the U.S. market share leader in haircolorings. The Company's anti-perspirant products, BAN* and MUM* also contributed to sales growth. For the third quarter of 1995, sales of the toiletries and beauty aids segment increased 14% over the prior year, (a 7% increase excluding the acquisition of Matrix Essentials, Inc.) primarily due to increases in sales of haircoloring and hair care products.

                   BRISTOL-MYERS SQUIBB COMPANY
                MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         (in millions of dollars, except per share amounts)


Cost of Products Sold and Other Operating Expenses
--------------------------------------------------

Total costs and expenses for the quarter ended September 30, 1996, as a percentage of sales were 71.7%, and remained at prior year levels. Cost of products sold decreased to 26.8% of sales from 27.2%, in 1995 due to a favorable product mix. Expenditures for advertising and of new and existing products increased 20% to $488 from $406 in 1995 and, as a percentage of sales, were 13.0% compared to 11.9% in 1995. The increase is primarily due to the incremental spending over the prior year in support of pharmaceutical products and toiletries and beauty aids. Marketing, selling, administrative and other expenses, as a percentage of sales, decreased to 22.9% in 1996 from 24.2% in the third quarter of 1995. Research and development expenses increased 15% to $336 from $293 in 1995 and, as a percentage of sales, were 9.0% compared to 8.6%. Pharmaceutical research and development spending increased 17% over the prior year, and as a percentage of pharmaceutical sales, was 13.1% compared to 12.5% in the third quarter of 1995. In October 1996, regulatory applications for irbesartan, a new drug for hypertension that was co-developed with Sanofi, were submitted in the U.S. and the European Union member states. Irbesartan belongs to a relatively new class of drugs known as angiotensin II receptor antagonists.


Earnings
--------

Earnings before income taxes for the third quarter were $1,060, an increase of 11% from $958 in 1995. Net earnings increased 9% to $753 from $689. The quarter's effective tax rate on earnings of 29.0% was higher than the year-ago quarter rate of 28.1%, which benefitted from a retroactive decrease in the Company's tax rate for the first six months of that year. Earnings per share increased 10% to $1.50 from $1.36 in the third quarter of 1995. The growth in earnings per share exceeded the growth in net earnings by 1% as a result of the Company's share repurchase program.

                    BRISTOL-MYERS SQUIBB COMPANY
                MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         (in millions of dollars, except per share amounts)

Year-to-Date Results of Operations
----------------------------------

Sales
-----

Worldwide sales for the first nine months of 1996 increased 9% over the prior year to $11,110. The consolidated sales growth resulted from an 11% increase due to volume offset by a 2% decrease due to the unfavorable effect of foreign exchange rate fluctuations. Overall price changes had no effect on sales growth for the nine months. Domestic sales increased 10%, and international sales increased 9% (13% excluding the unfavorable effect of foreign exchange rate fluctuations). Worldwide sales for the first nine months of 1995 increased 16% compared to the prior year, reflecting a 14% increase due to volume and a 2% increase due to the favorable effect of foreign exchange rate fluctuations. Changes in selling prices had no effect on sales growth. Excluding the acquisitions in 1995 and 1994, sales increased 10% for the nine months.

Industry Segments
-----------------                   Nine Months Ended September 30,
                               ----------------------------------------
                                   Net Sales              % Change
                               -----------------      -----------------
                                  1996     1995       1996      1995(a)
                                -------  -------      ----      -------
Pharmaceutical Products         $ 6,399  $ 5,773      11 %        13%
Nonprescription Health Products   2,003    1,801      11 %        26%
Medical Devices                   1,360    1,394      (2)%        13%
Toiletries and Beauty Aids        1,348    1,191      13 %        24%
                                -------  -------
Total Company                   $11,110  $10,159       9 %        16%
                                =======  =======

(a) Excluding the acquisitions made in 1995 and in 1994, nonprescription health products, medical devices and toiletries and beauty aids segment sales increased 11%, 7% and 8%,respectively.

Pharmaceutical products segment sales were $6,399, an increase of 11% over the prior year, reflecting a 12% increase due to volume, a 1% decrease due to the unfavorable effect of foreign exchange rate fluctuations and no effect due to overall changes in selling prices. Domestic and international sales experienced strong growth with increases for both of 11%. Excluding the unfavorable effect of foreign exchange rate fluctuations, international sales increased 14% for the nine months. Excluding the sales of CAPOTEN*, pharmaceutical sales increased 20%. Sales of cardiovascular drugs decreased 3% to $2,101 (a 2% decrease excluding the effect of unfavorable foreign exchange). PRAVACHOL* and MONOPRIL* sales grew 38% and 35%, respectively. Increases in sales of these products were offset by a decline of 27% in sales

                   BRISTOL-MYERS SQUIBB COMPANY
                MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         (in millions of dollars, except per share amounts)

of CAPOTEN*. This decrease is primarily due to the loss of its patent exclusivity in the U.S. in February 1996 and in Germany in February 1995. Excluding the sales of CAPOTEN*, cardiovascular sales increased 25%.
Sales of anti-cancer drugs increased 20% to $1,414 due to strong sales of TAXOL* and PARAPLATIN*. These increases were partially offset by decreases in sales of VEPESID*. Anti-infective drug sales increased 8% to $1,331. Strong gains were recorded for VIDEX*, ZERIT*, MAXIPIME* and CEFZIL*.
Growth in these products was partially offset by decreases in sales of DURICEF*. Sales of central nervous system drugs including BUSPAR*, the Company's novel anti-anxiety agent, SERZONE* and STADOL NS*, continued to experience strong growth. Dermatological drug sales increased due to strong sales of DOVONEX*, a vitamin D3 analog for the treatment of moderate psoriasis. Sales of ESTRACE* continued to perform well. Glucophage continued to experience strong growth. For the first nine months of 1995, sales of the pharmaceutical products segment increased 13% over the prior year primarily as a result of increases in sales of cardiovascular, anti-cancer, anti-infective and central nervous system drugs.

In the nonprescription health products segment, sales increased 11% to $2,003, reflecting a 14% increase due to volume, a 2% decrease due to the unfavorable effect of foreign exchange rate fluctuations and a 1% decrease in selling prices. Domestic sales and international sales both increased 11%.
Excluding the unfavorable effect of foreign exchange rate fluctuations, international sales increased 16%. Nutritional product sales increased 15%, due to increased sales of ENFAMIL*, NUTRAMIGEN*, LACTOFREE*, BOOST*, ALACTA NF*, SUSTACAL* and ENFAPRO*. Sales of analgesics increased 5%, primarily due to the strong performance of the UPSA Group, driven by sales of EFFERALGAN*, DAFALGAN* and ASPIRINE UPSA*. For the first nine months of 1995, nonprescription health products segment sales increased 26% (11% excluding the acquisition of the UPSA Group) over the prior year, primarily due to increased sales of infant formulas and analgesics.

Sales of the medical devices segment decreased 2% to $1,360. Domestic sales decreased 2% and international sales decreased 3% (an increase of 2% excluding the unfavorable effect of foreign exchange rate fluctuations). Volume gains of 3% were more than offset by a 2% decrease due to the unfavorable effect of foreign exchange and a 3% decrease in selling prices. Prosthetic implant sales decreased 3% (excluding the unfavorable effect of foreign exchange, sales remained at prior year levels). Sales of knee implants remained at prior year levels. Excluding the unfavorable effect of foreign exchange, knee implant sales increased 3% led by sales of the NEXGEN* Complete Knee Solution. For the first nine months of 1995, medical devices segment sales increased 13% over the prior year (7% excluding the acquisition of Calgon Vestal Laboratories and the sales of a divested business) as a result of sales growth in prosthetic implants, ostomy and wound care products.

                   BRISTOL-MYERS SQUIBB COMPANY
               MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        (in millions of dollars, except per share amounts)

Sales of the toiletries and beauty aids segment increased 13% to $1,348, reflecting a 14% increase due to volume, a 2% increase in selling prices, and a 3% decrease due to unfavorable foreign exchange rate fluctuations. Domestic sales and international sales both increased 13%. Excluding the unfavorable effect of foreign exchange rate fluctuations, international sales increased 22%. Hair care product sales increased due to strong market growth of the HERBAL ESSENCES*, INFUSIUM 23* and SYSTEME BIOLAGE* complete lines of shampoos and conditioners. Sales of haircoloring products experienced double-digit growth due to strong sales of NICE N' EASY*, NATURAL INSTINCTS*, ULTRESS*, salon haircolorings and introductory sales of CLAIROL HYDRIENCE*. For the first nine months of 1995, sales of the toiletries and beauty aids segment increased 24% over the prior year. Excluding the acquisition of Matrix Essentials, Inc., sales increased 8% primarily due to increased sales of haircoloring and hair care products.

Cost of Products Sold and Other Operating Expenses
--------------------------------------------------

Total costs and expenses as a percentage of sales were 73.0% for the nine months ended September 30, 1996 and remained at prior year levels.
Cost of products sold decreased to 26.1% of sales from 26.7% in 1995 due to a favorable product mix and improved manufacturing efficiencies. Marketing, selling, administrative and other expenses, as a percentage of sales, were 25.7% compared to 25.9% in 1995. Expenditures for advertising and promotion in support of new and existing products were $1,401 compared to $1,182 in the prior year, an increase of 19%. The increase is due to incremental spending over the prior year in support of pharmaceutical products, nonprescription health products and toiletries and beauty aids. Research and development expenditures increased 8% to $948 compared to $876 in the prior year, and as a percentage of sales were 8.5% in 1996 compared to 8.6% in 1995. Pharmaceutical research and development spending increased 8% over prior year levels, and, as a percentage of pharmaceutical sales, was 12.4% compared to 12.8% in 1995.


Earnings
--------

Earnings before income taxes for the nine months increased 9% to $3,005 from $2,752 in 1995. Net earnings increased 9% to $2,134 from $1,954 and earnings per share increased 10% to $4.25 from $3.86 in 1995. The growth in earnings per share exceeded the growth in net earnings by 1% as a result of the Company's share repurchase program. Average shares outstanding for the nine months were reduced to 502 million from 507 million in the prior year. The effective tax rate on earnings before income taxes was 29.0% in 1996 and 1995.

                   BRISTOL-MYERS SQUIBB COMPANY
                MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         (in millions of dollars, except per share amounts)

Financial Position
------------------

The balance sheet at September 30, 1996 and the statement of cash flows for the nine months then ended reflect the Company's strong financial position. The Company continues to maintain a high level of working capital totaling over $2 billion at September 30, 1996.

Internally generated funds continue to be the Company's primary source for financing expenditures for new plant and equipment. Additions to fixed assets for the nine months ended September 30, 1996 were $388 compared to $332 during the same period of 1995.

In January 1996, the Company acquired control of Pharmavit, one of Hungary's leading manufacturers of over-the-counter medicines, nutritional products and generic pharmaceuticals.

In March 1996, the Company acquired Argentia SA, one of Argentina's largest manufacturers and marketers of ethical pharmaceuticals.

In October 1996, the Company completed the acquisition of Oncology Therapeutics Network, a specialty distributor of anti-cancer medicines and related products and services.

On November 12, 1996, the Company announced the offering of $350 million principal amount of 6.80% Debentures due November 15, 2026.

During the nine months ended September 30, 1996, the Company purchased 6,809,700 shares of its common stock at a total cost of $586.

Reference is made to Part II, Item 1 - Legal Proceedings in which developments are described for various lawsuits, claims and proceedings in which the Company is involved.

                   BRISTOL-MYERS SQUIBB COMPANY
                    PART II - OTHER INFORMATION
                   -----------------------------

Item 1.  Legal Proceedings
--------------------------
Various lawsuits, claims and proceedings of a nature considered normal to its business are pending against the Company and certain of its subsidiaries. The most significant of these are reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, and material developments in such matters are described in the Company's Quarterly Reports on Form 10-Q for the quarters ended March 30, 1996 and June 30, 1996, and below.

Breast Implant Litigation
-------------------------

As previously reported in the Company's Form 10-K referred to above, the Company, its subsidiary, Medical Engineering Corporation ("MEC"), and certain other companies are defendants in a number of cases in federal and state courts and in certain foreign courts alleging damages for personal injuries of various types resulting from breast implants formerly manufactured by MEC or its predecessors. As of October 21, 1996, approximately 21,500 plaintiffs were parties in suits filed against the Company, MEC and certain other companies. The majority of the suits are presently stayed except for those filed by plaintiffs who have opted out of the revised settlement, as described below.

On December 22, 1995, a revised settlement program was approved by Federal Judge Sam C. Pointer, Jr., before whom all federal breast implant cases have been consolidated for pre-trial purposes. In addition to providing benefits to those class members wishing to participate in the settlement, the revised settlement affords registered class members the right to opt out. This right terminates 45 days after the date of such a class member's Notification of Status letter, which advises of her settlement status.

The claims office sends Notification of Status letters to class members on an ongoing basis, and it is expected that such letters will continue to be mailed to class members at least through the second quarter of 1997. Although it is not possible on any reliable basis to estimate with any precision how many class members will participate in or opt out of the settlement, preliminary reports indicate that over 42,000 Notification of Status letters were sent to class members having implants made by all settling defendants by mid-October 1996. Of these, over 29,000 chose to participate in the settlement by accepting an advance payment, and 2,146 class members with implants associated with defendants participating in the revised settlement opted out. The remaining recipients of Notification of Status letters had not as of then been reported to have yet decided whether or not to participate in or opt out of the revised settlement. An additional 7,096 domestic class members with implants of all manufacturers (including Dow Corning, which has filed for protection under the bankruptcy laws and which is not a settling defendant in the revised settlement) opted out of the global settlement approved by Judge Pointer in 1994. In October 1996, it was reported that 6,215 domestic class members (with implants of all manufacturers) opted out after receiving the initial notice of the revised settlement program. Because the process of sending Notification of Status letters is incomplete, it is still not possible at this time to estimate either the number of women who will opt out of the revised settlement or, of those that opt out, the number that will file lawsuits against the Company.

                   BRISTOL-MYERS SQUIBB COMPANY
                    PART II - OTHER INFORMATION
                  -----------------------------


Pharmaceutical Pricing Litigation
---------------------------------

As previously reported in the Company's Form 10-K and its Forms 10-Q referred to above, the Company is a defendant in numerous antitrust actions brought by retailers against the Company and other pharmaceutical manufacturers, drug wholesalers and pharmacy benefit managers that have been coordinated for pretrial purposes in the United States District Court for the Northern
District of Illinois.  On July 16, 1996, defendant Ciba-Geigy Corporation filed a petition for a writ of mandamus in the United States Court of Appeals for the Seventh Circuit, seeking to vacate the District Court's order declining to approve the original settlement by some defendants in the class
action case.   On July 30 and July 31, 1996, certain retail pharmacies that are members of the class purported to appeal from the ruling of the District Court approving the amended settlement reached by the Company and ten other manufacturer defendants with the class plaintiffs; the class plaintiffs and the settling defendants, including the Company, have moved to dismiss those appeals. In the suit brought by retailers in Minnesota state court, the plaintiffs have filed a second amended complaint, and the defendants have moved to dismiss it. The suits brought by retailers and consumers in California have been stayed. In the consumer case brought in Arizona state court, a petition for special action to review the denial of the motion to dismiss made by the Company and other defendants was denied by the Court of Appeals on August 28, 1996. In July 1996, the Company received a subpoena from the Federal Trade Commission in an investigation it is conducting to determine whether U.S. pharmaceutical manufacturers have engaged in unfair methods of competition by engaging in unlawful concerted activities on prices of pharmaceutical products.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------
(a) Exhibits (listed by number corresponding to the Exhibit Table of Item 601 in Regulation S-K).

Exhibit Number and Description                                       Page
------------------------------                                      -------
3b.  Bylaws of Bristol-Myers Squibb Company, as amended              E-3
        effective November 5, 1996.

27.  Bristol-Myers Squibb Company Financial Data Schedule.           E-27-1

(b) Reports on Form 8-K.

     The Registrant did not file any reports on Form 8-K during the quarter ended September 30, 1996.

                   BRISTOL-MYERS SQUIBB COMPANY


                            SIGNATURES
                            ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                       BRISTOL-MYERS SQUIBB COMPANY
                                       -----------------------------
                                             (Registrant)





Date:     November 13, 1996            /s/ Harrison M. Bains, Jr.
                                       -----------------------------
                                           Harrison M. Bains, Jr.
                                        Vice President and Treasurer






Date:     November 13, 1996            /s/ Frederick S. Schiff
                                       -----------------------------
                                           Frederick S. Schiff
                                       Vice President and Controller