Form 10-K
period 1996-12-31
BRISTOL MYERS SQUIBB CO
filed 1997-03-31
CIK 14272

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-K

        [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

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

The aggregate market value of voting stock held by non-affiliates of the registrant as of February 28, 1997 was $65,053,327,887. At February 28, 1997, there were 1,000,142,148 shares of common stock outstanding.


                      Documents incorporated by reference


Proxy Statement for Annual Meeting of Stockholders on May 6, 1997.   Part III

                                        PART I
                                        ------
Item 1.   BUSINESS.

DESCRIPTION OF BRISTOL-MYERS SQUIBB COMPANY
-------------------------------------------

General:
-------

Bristol-Myers Squibb Company ("Bristol-Myers Squibb" or the "Company") was incorporated under the laws of the State of Delaware in August 1933 under the name Bristol-Myers Company as successor to a New York business started in 1887. In 1989, the Bristol-Myers Company changed its name to Bristol-Myers Squibb Company, as a result of a merger. The Company, through its divisions and subsidiaries, is a major producer and distributor of pharmaceutical products, nonprescription health products, medical devices and toiletries and beauty aids. In general, the business of the Company's industry segments is not seasonal.


INDUSTRY SEGMENTS
-----------------

Reference is made to Note 2 Acquisitions and Divestitures and Note 12 Segment Information in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K Annual Report.


DESCRIPTION OF SEGMENTS
-----------------------

Pharmaceutical Products:
-----------------------

This segment includes sales of prescription medicines, mainly cardiovascular, anti-cancer and anti-infective drugs, which comprise about 30%, 25% and 20%, respectively, in 1996, and 40%, 20% and 20%, respectively in both 1995 and 1994, of the segment's sales, central nervous system drugs and other pharmaceutical products. Cardiovascular drugs include captopril, an angiotensin converting enzyme (ACE) inhibitor sold primarily under the trademarks CAPOTEN* and CAPOZIDE*; pravastatin sodium, an HMG Co-A reductase inhibitor, sold primarily under the trademark PRAVACHOL*; fosinopril sodium, a second-generation ACE inhibitor with convenient once-a-day dosage, sold primarily under the trademark MONOPRIL*; cholestyramine, a cholesterol-reducing agent, sold primarily under the trademark QUESTRAN*; nadolol, a once-a-day beta blocker used in the treatment of hypertension and angina pectoris, sold primarily under the trademarks CORGARD* and CORZIDE*; and sotalol, a beta blocker with unique antiarrhythmic qualities, sold primarily under the trademark SOTACOR*. Anti-cancer drugs include paclitaxel, used in the treatment of refractory ovarian cancer, and in treatment of breast cancer after failure of combination chemotherapy for metastatic disease or relapse within six months of adjuvant chemotherapy sold under the trademark TAXOL*(R)(with an exclusivity period, granted pursuant to the Hatch-Waxman Act in the U.S., expiring in December 1997); carboplatin, a chemotherapeutic agent used in the treatment of ovarian cancer, sold primarily under the trademark

* Indicates brand names of products which are registered trademarks owned by the Company.

PARAPLATIN*; etoposide, used in the treatment of small cell lung cancer and refractory testicular cancer, sold primarily under the trademark VEPESID*; PLATINOL*, IFEX* and MEGACE*. Anti-infective drugs include cefadroxil monohydrate, an oral cephalosporin, sold primarily under the trademark DURICEF*; cefprozil, an oral cephalosporin used in the treatment of respiratory infections, sold primarily under the trademark CEFZIL*; cephradine, an oral cephalosporin sold primarily under the trademark VELOSEF*; amikacin, an aminoglycoside sold primarily under the trademark AMIKIN*; aztreonam, a monobactam antibiotic sold primarily under the trademark AZACTAM*; didanosine, an antiretroviral drug used in the treatment of adult and pediatric patients with advanced human immunodeficiency virus (HIV) infection, sold under the trademark VIDEX*; stavudine, used in the treatment of persons with advanced HIV disease, sold under the trademark ZERIT*; amphotericin B, an anti-fungal sold primarily under the trademark FUNGIZONE*; and cefepime, a fourth generation injectable cephalosporin introduced in international markets in 1995 and approved for marketing in the U.S. in early 1996, sold primarily under the trademark, MAXIPIME*. Central nervous system drugs include BUSPAR*, an anxiolytic; SERZONE*, an antidepressant; and STADOL NS*, a prescription nasal spray analgesic. Dermatological drugs include DOVONEX*, a vitamin D3 analog for the treatment of moderate psoriasis, and LAC-HYDRIN*, used in the treatment of moderate to severe dry skin. Other pharmaceutical products include Glucophage, a new oral anti-diabetes agent for type II non-insulin dependent diabetes; OVCON*, an oral contraceptive; and ESTRACE*, a low-dose estrogen replacement therapy.

In March 1996, the Company acquired Argentia SA, one of Argentina's largest manufacturers and marketers of ethical pharmaceutical products. In October 1996, the Company completed the acquisition of Oncology Therapeutics Network, a specialty distributor of anti-cancer medicines and related products.


Nonprescription Health Products:
-------------------------------

This segment includes sales of infant formulas and other nutritional products, which comprise about 65% of the segment's sales, analgesics, cough/cold remedies and skin care products. Some of the principal products in this segment are ENFAMIL*, PROSOBEE*, NUTRAMIGEN*, and LACTOFREE*, infant formula products; ENFAPRO*, NEXT STEP* and ALACTA NF*, follow-on formula products for older babies; SUSTAGEN*, ISOCAL*, SUSTACAL*, NUTRAMENT* and BOOST*, nutritional supplements and specialties; THERAGRAN*, VI-FLOR*, VI-SOL*, NATALINS* and PLUSSSZ*, vitamins; EXCEDRIN*, BUFFERIN*, EFFERALGAN*, ASPIRINE UPSA* and DAFALGAN*, analgesics; COMTREX*, a multi-symptom cold reliever; and KERI*, a line of moisturizing body lotions and shower and bath oils.


Medical Devices:
---------------

This segment includes sales of orthopaedic implants, which comprise about 40% of the segment's sales, ostomy and wound care products, surgical instruments, arthroscopy products and other medical devices. Some of the principal products in this segment are the NEXGEN* Complete Knee Solution, the Insall/Burstein II Modular Total Knee System, the MGII* Total Knee System, VERSYS* Hip System, and the CENTRALIGN* Precoat Hip Prosthesis orthopaedic implants; the APEX* Universal Drive and Irrigation System; ACTIVE LIFE/COLODRESS* and SUR-FIT/ COMBIHESIVE/SECURE* ostomy care products; and DUODERM* wound care products.

Toiletries and Beauty Aids:
--------------------------

This segment includes sales of haircoloring and hair care preparations, which comprise about 80% of the segment's sales in 1996 and 75% in 1995 and 1994, deodorants, anti-perspirants and other toiletries and beauty aids. Among the principal products in this segment are NICE 'N EASY*, MISS CLAIROL*, LOVING CARE*, ULTRESS*, NATURAL INSTINCTS* and HYDRIENCE* haircolorings; HERBAL ESSENCES* and INFUSIUM 23* complete lines of shampoos and conditioners, and other shampoos and after-shampoo treatment products; SYSTEME BIOLAGE*, MATRIX ESSENTIALS* and VAVOOM*, professional hair care products sold exclusively in beauty salons; BAN* and MUM*, anti-perspirants and deodorants; and SEA BREEZE* and MATRIX* skin care products.


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


PATENTS, TRADEMARKS AND LICENSES
--------------------------------

The Company owns or is licensed under a number of patents in the United States and foreign countries covering products, principally in the pharmaceutical products and medical devices segments, and has also developed many brand names and trademarks for products in each industry segment. The Company considers the overall protection of its patent, trademark and license rights to be of material value and acts to protect these rights from infringement. The Company believes that no single patent or license is of material importance in relation to the business as a whole.


COMPETITION, DISTRIBUTION AND CUSTOMERS
---------------------------------------

The markets in which Bristol-Myers Squibb competes are generally broad based, heavily competitive and include many competitors. The principal means of competition utilized to market the products of Bristol-Myers Squibb include quality, service, price and product performance. The products of the pharmaceutical products segment and the medical devices segment are promoted on a national and international basis in medical journals and directly to the medical profession. The Company is also utilizing direct-to-consumer advertising for a number of its pharmaceutical products. Most of the other products of Bristol-Myers Squibb are generally advertised and promoted on a national and international basis through the use of television, radio, print media, consumer offers, and window and in-store displays. Bristol-Myers Squibb's products are principally sold to the wholesale and retail trade both nationally and internationally. Certain products of the pharmaceutical products and medical devices segments are also sold to other drug manufacturers, hospitals and the medical profession. None of the segments is dependent upon a single customer, or a few customers, such that the loss of any one or more would not have a material adverse effect on the segment.

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

Bristol-Myers Squibb spent $1,276 million in 1996, $1,199 million in 1995 and $1,108 million in 1994 on company sponsored research and development activities. Pharmaceutical research and development spending, as a percentage of pharmaceutical sales, was 12.3% in 1996 compared to 12.9% in 1995 and 13.6% in 1994.


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

EMPLOYEES
---------

Bristol-Myers Squibb employed approximately 51,200 people at December 31,
1996.


DOMESTIC AND FOREIGN OPERATIONS
-------------------------------

Reference is made to Note 10 Financial Instruments, and Note 12 Segment Information in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K Annual Report.

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


Item 2.   PROPERTIES.

Bristol-Myers Squibb's world headquarters is located at 345 Park Avenue, New York, New York, where it leases approximately 841,800 square feet of floor space, approximately 285,880 square feet of which is sublet to others. The Company's pharmaceutical world headquarters is located in Princeton, New Jersey. Other major domestic pharmaceutical facilities are located in Evansville, Indiana; New Brunswick and Plainsboro, New Jersey; and Buffalo and Syracuse, New York. The Company's major domestic medical devices facilities are located in Warsaw, Indiana, St. Louis, Missouri, Skillman, New Jersey and Greensboro, North Carolina.

Bristol-Myers Squibb manufactures products at forty-four major worldwide locations with an aggregate floor space of approximately 13,052,000 square feet. Forty-two facilities are owned by Bristol-Myers Squibb and two are leased. The U.S. manufacturing facilities total sixteen, of which 50% and 25% are used in the manufacture of pharmaceutical products and medical devices, respectively. The non-U.S. operations include a total of twenty-eight major manufacturing facilities, of which 71% and 4% are used in the manufacture of pharmaceutical products and medical devices, respectively. These facilities are located in Australia, Brazil, Canada, China, Colombia, France, Germany, Ireland, Indonesia, Italy, Japan, Mexico, the Netherlands, the Philippines, South Africa, Taiwan, the United Kingdom and Venezuela, and aggregate approximately 6,341,300 square feet of space.

Portions of these facilities and other facilities owned or leased by Bristol-Myers Squibb in the United States and elsewhere are used for research, administration, storage and distribution. Bristol-Myers Squibb's facilities are well-maintained, adequately insured and in satisfactory condition.

Capital expenditures for the construction, expansion and modernization of production, research and administrative facilities aggregated $607 million, $517 million and $577 million in 1996, 1995 and 1994, respectively.

Item 3.   LEGAL PROCEEDINGS.

Breast Implant Litigation
------------------------------

Reference is made to Note 15 Contingencies in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K Annual Report.

As of December 31, 1996, approximately 22,000 plaintiffs had filed suit against the Company, its subsidiary, Medical Engineering Corporation (MEC), and certain other companies, in federal and state courts and in certain Canadian provincial courts, alleging damages for personal injuries of various types resulting from polyurethane covered breast implants and smooth walled breast implants formerly manufactured by MEC or its predecessors. A number of other manufacturers of breast implants, as well as suppliers of component parts and other parties, are also defendants in many of these cases. The plaintiffs typically seek compensatory damages for alleged medical conditions and emotional distress as well as punitive damages. Some of these women have sued numerous manufacturers without specifying the manufacturer of the implants involved. The majority of the suits are presently stayed. Those that are not stayed have been filed by plaintiffs who have opted out of the Revised Settlement, which is described below.

In addition to individual suits, the Company has been named as a defendant, together with other defendants, in a number of class action lawsuits, including one pending in Louisiana entitled IN RE: LOUISIANA BREAST IMPLANT CLASS ACTION (previously SPITZFADEN, ET AL. VS. DOW CORNING CORP., ET AL.), No. 92-2589, purportedly consisting of all Louisiana residents who have opted out of the Revised Settlement described below. The Company is also a defendant in a purported class action brought on behalf of children allegedly exposed to silicone in utero and through breast milk. (FEUER, ET AL., V. MCGHAN, ET AL., U.S.D.C., E. Dist. NY, 93-0146.) The suit, which has not been certified as a class action, names all breast implant manufacturers as defendants and seeks to establish a medical monitoring fund. On April 11, 1996, a class action on behalf of all women in the Canadian province of British Columbia was certified in the provincial court of British Columbia on the single issue of whether silicone gel breast implants are reasonably fit for their intended purpose (HARRINGTON V. DOW CORNING CORPORATION ET AL., Supreme Court, British Columbia, C954330).

The Company is a participant in a class action settlement approved by the Honorable Sam C. Pointer, Jr., Chief Judge of the United States District Court for the Northern District of Alabama (LINDSEY, ET AL., V. DOW CORNING, ET AL., CV-94-P-11558-S), before whom all federal breast implant cases were consolidated for pretrial purposes. On December 22, 1995, Judge Pointer approved a revised settlement program (Revised Settlement) for resolution of claims seeking damages for personal injuries from allegedly defective breast implants. The Revised Settlement arises out of a settlement approved by the Court on September 1, 1994. On January 16, 1996, the Company, Baxter Healthcare Corporation and Baxter International (collectively, Baxter), and Minnesota, Mining & Manufacturing Company (3M) (hereinafter, the Settling Defendants) each paid $125 million into a court-established fund as an initial reserve to pay claims under the Revised Settlement.

The fifteen-year Revised Settlement generally provides benefits to those breast implant recipients, other than foreign claimants, who have had at least one breast implant manufactured by one of the Settling Defendants (or their predecessors or subsidiaries). Several kinds of benefits are available for eligible participants with breast implants made by companies affiliated with Bristol-Myers Squibb, Baxter and 3M: (1) for current claimants, compensation generally ranging from $10,000 to $50,000 based on disease and disability definitions of the original settlement, plus supplemental benefits of an additional $15,000 to $50,000 for claimants with ruptured implants; (2) for current claimants seeking higher benefits and for other registrants, compensation ranging from $75,000 to $250,000 based on new disease and disability definitions (Long-Term Benefits); and (3) although the Settling Defendants are not recommending removal of implants absent some specific medical reason, a $3,000 payment for those class members (other than late registrants) who seek removal of implants. In addition, current claimants are eligible for an advance payment of $5,000, and other existing registrants are eligible for an advance payment of $1,000. For certain current claimants, benefits would be payable regardless of the number of claimants seeking compensation, regardless of the total dollar value of approved claims, and regardless of the outcome of appeals from the order approving the settlement. For other claimants, benefits would be subject to an aggregate $755 million limit for all participating companies over the fifteen year life of the program. The Company's individual aggregate limit for such benefits is $400 million. In the event the dollar value of the future claims subject to the limit exceeds this amount, claimants may be afforded additional opt-out rights but without the right to assert punitive or other statutory multiple damage claims. The Company's obligations to make payments under the Revised Settlement are not affected by the number of class members electing to opt-out of the settlement or the number of class members making claims under it. However, the Company's obligations to fund Long-Term Benefits are cancelable if certain provisions of the Revised Settlement are disapproved on appeal.

The Revised Settlement was the subject of an appeal filed by certain foreign
breast implant recipients.   In November 1996, the Settling Defendants settled
that appeal, and the benefits of the Revised Settlement will be extended, with certain modifications, to foreign breast implant recipients. Pursuant to the settlement, the Settling Defendants each paid approximately $8.3 million into a court-approved settlement fund as an initial reserve for payment of foreign claims. Other appeals related to the Revised Settlement are pending.

In early 1996, notices describing the Revised Settlement were mailed to breast implant recipients, including the approximately 380,000 domestic class members (with implants of all manufacturers, not just Bristol-Myers Squibb, Baxter and 3M) who originally registered with the settlement. The claims office has reported that as of December 16, 1996, approximately 122,000 of these registrants had submitted proof of manufacturer documentation, which will enable the claims office to determine whether they have a breast implant made by a Settling Defendant. The claims office has further reported that, as of December 16, 1996, over 52,000 of the 122,000 registrants who submitted proof of manufacturer had been sent Notification of Status letters advising them of their status in the settlement. Of the recipients of Notification of Status letters, over 35,000 have established to the satisfaction of the claims office that they have a Settling Defendant's implant and have chosen to participate in the settlement, while approximately 3,300 opted out. The decisions of the remaining recipients of Notification of Status letters were not reported as of December 31, 1996.

The right of registered class members to opt-out terminates 45 days after the date of such a class member's Notification of Status letter. The claims office has been sending Notification of Status letters to class members on an ongoing basis, and is expected to continue to do so during the first half of 1997. The claims office has reported that, as of December 16, 1996, approximately 8,000 of the original 380,000 domestic registrants (with implants of all manufacturers) opted out after receiving the initial notice of the Revised Settlement in 1996. Based on all the information supplied to the Company as of December 31, 1996, the Company has identified approximately 3,300 such opt-outs as plaintiffs in pending suits which name the Company as a defendant. Many of these plaintiffs, however, have not yet affirmatively identified the manufacturer of their implants, and the total number of opt-outs with claims against the Company will not be known until the opt-out period ends and complete information is made available. In addition, approximately 7,100 domestic breast implant recipients with implants of all manufacturers, including manufacturers not participating in the Revised Settlement, had previously opted out in connection with the original 1994 approval of this class action settlement. Of this group, the Company has identified approximately 2,300 domestic opt-outs, a large number of whom reside in Texas, as allegedly having MEC implants and as having pending claims against the Company. Because the opt-out period for most class members has not expired, and because our information is incomplete, it is not reasonably possible at this time to estimate on any reliable and precise basis either the total number of women who will opt-out of the Revised Settlement or, of those who opt-out, the number who will file lawsuits against the Company.

The cost of the settlement is dependent upon complex and varying factors, including the number of class members that participate, the kinds of claims asserted and approved under the settlement, and their dollar value. In light of the continuing uncertainties attendant to these and other factors, it is not possible to achieve any precision at this time in estimating the cost of the settlement to the Company.

In May of 1996, the Company, together with other Settling Defendants, entered into a $50 million settlement of claims asserted by certain health insurers based upon payments made or benefits provided by insurers and represented health plans to participating registrants that allegedly involve or relate to silicone gel breast implants. The Company has paid $20.2 million to the settlement, which extinguishes the potential claims of the majority of the U.S. commercial and non-governmental health care insurer market against both the defendants and settlement class members.

In July of 1995, the Company entered into a $20.5 million (U.S. funds) class action settlement with plaintiff representatives in the provinces of Ontario and Quebec. The class includes persons who have or had MEC breast implants and who reside in Ontario and Quebec or who received their MEC implants there. The settlement, which had minimal opt-outs, has been approved by the provincial courts of Ontario and Quebec.

The Company's insurers have been notified of the breast implant claims and the Revised Settlement, and generally have reserved their rights or declined to confirm coverage. In 1993, the Company commenced litigation in state court, Jefferson County, Texas, against most of the Company's insurers, seeking damages and a declaration of coverage. In the litigation, the Company has obtained favorable rulings on certain coverage issues which, in the Company's judgment, make it probable that certain policies issued by insurers in the 1982-86 period will be held to respond to the claims. The Company has entered into settlement agreements with certain insurers providing cash or confirming coverage of a substantial amount of expected insurance proceeds. A trial of the insurance coverage case currently is expected in the second quarter of 1997.

The cost to the Company of resolving opt-out claims is subject to a number of complex uncertainties. Primary among them is the difficulty of estimating with any precision the quantity and quality of such claims. While there have been large judgments in some cases, defendants have won more trials than they have lost, and in 1996, the Company's trial experience was generally favorable. The Company has maintained throughout this litigation that breast implants do not cause disease and recent medical and scientific information continues to support the Company's position. The Company's view has found strong support in the December 1996 decision of a federal judge in Oregon, who ruled to exclude the testimony of plaintiffs' experts concerning a causal link between silicone gel breast implants and systemic illness on the ground that it fails to satisfy standards for reliability under current Supreme Court guidelines. In addition, a science panel appointed by Judge Pointer is in the process of reviewing the scientific literature regarding any relation between breast implants and disease, and is expected to report its findings in 1997. The results of continuing medical research and a variety of additional factors, including the success of other legal defenses and the success of the Revised Settlement program, may substantially affect the cost of resolving opt-out cases.

In the fourth quarter of 1993, the Company recorded a charge of $500 million before taxes ($310 million after taxes) in respect of breast implant cases. The charge consisted of $1.5 billion for potential liabilities and expenses, offset by $1 billion of expected insurance proceeds. In the fourth quarters of 1994 and 1995, the Company recorded additional special charges of $750 million before taxes ($488 million after taxes) and $950 million before taxes ($590 million after taxes), respectively, related to breast implant product liability claims. The Company views the Revised Settlement, litigation results in 1996, and ongoing science and medicine about breast implants as favorable developments. Nonetheless, since the ultimate effects of the Revised Settlement and the ongoing litigation cannot at present be reasonably predicted, after more information becomes available it is possible that an additional charge to earnings might be required with respect to breast implant litigation. In the opinion of the Company, such charge, if taken, should not have a material adverse effect on the Company's liquidity or consolidated financial position, although it is possible that it might have a material adverse effect on the Company's results of operations for the period in which the charge would be recorded.


Infant Formula Matters
---------------------------

The Company, one of its subsidiaries, and others are or have been defendants in a number of antitrust actions in various states filed on behalf of purported statewide classes of indirect purchasers of infant formula products and by the Attorneys General of Louisiana, Minnesota and Mississippi, alleging a price fixing conspiracy and other violations of state antitrust or deceptive trade practice laws and seeking penalties and other relief. On June 7, 1996, the Company reached a settlement covering all the then pending infant formula indirect purchaser cases except the case in Massachusetts and the case brought by the Louisiana Attorney General. On September 29, 1996, a federal district court in Tallahassee, Florida, entered an order in favor of the defendants, effectively dismissing the Louisiana Attorney General action. No appeal was taken from that decision. In December 1996, the Company entered an agreement in principle to settle the Massachusetts action. Final court approval of the above settlements has been granted in every case except those pending in Louisiana, Massachusetts, Michigan and Nevada. In Louisiana on January 21, 1997, the court entered an order disapproving the settlement. In the other jurisdictions, joint motions for final approval of the settlement have either not yet been filed (Massachusetts) or not yet been ruled upon (Michigan and Nevada). The Company believes that these actions are without merit and that their ultimate disposition will not have a material adverse effect on the Company's results of operations, liquidity or consolidated financial position.


Prescription Drug Litigation
----------------------------

As of December 31, 1996, the Company is a defendant in over 100 actions brought against the Company and more than 30 other pharmaceutical manufacturers, drug wholesalers and pharmacy benefit managers in various federal district courts by certain chain drugstores, supermarket chains and independent drugstores, suing either individually or as a representative of a nationwide class of retail pharmacies that has been certified. These cases, which have been coordinated for pretrial purposes in the United States
District Court for the Northern District of Illinois, all seek treble damages and injunctive relief on account of an alleged antitrust conspiracy concerning the pricing and marketing of brand name prescription drugs; the plaintiffs who are suing individually are also asserting claims of unlawful price discrimination under the Robinson-Patman Act. Discovery has been completed with respect to claims concerning the alleged antitrust conspiracy.
Completion of additional discovery with respect to Robinson-Patman Act claims against the Company has been stayed. Plaintiffs in the class action have indicated that they intend to claim damages, before trebling, ranging from 5% to approximately 20% of the value of their purchases of brand name prescription drugs from defendants since October 15, 1989. It is estimated that the class members who have not opted out represent approximately two-thirds of retail pharmacy purchases of brand name prescription drugs during the alleged damages period. As of May 1, 1996, the Company, without admitting any wrongdoing, reached an amended agreement to settle the class action. The settlement, as amended, has been approved by the Court, and purported appeals from that approval are pending. On April 4, 1996, the Court denied motions for summary judgment brought by the drug manufacturer defendants, including the Company, with respect to the conspiracy claims asserted by retail pharmacies that have opted out of the class. The largest opt-out retailer plaintiffs have purported to quantify their conspiracy damage claims against the defendants, including the Company, asserting damages aggregating approximately $2.4 billion before trebling. An interlocutory appeal by the drug manufacturer defendants, including the Company, from an April 4, 1996 ruling by the District Court that denied their motions for summary judgment as to damage claims based on retailers' purchases from wholesalers is pending in the Court of Appeals. Class action cases brought by retail pharmacies in state courts against a similar group of defendants and alleging similar grounds under state law are proceeding in California, Alabama, Wisconsin and Minnesota. The California court has certified a class of California retail pharmacies. The Wisconsin court has certified a class of Wisconsin retail pharmacies. Class action cases brought by consumers in state courts against a similar group of defendants and alleging similar grounds under state law have been brought in California, Washington, New York, Arizona, Maine,
Alabama, Michigan, Minnesota, the District of Columbia, Wisconsin, Kansas, Florida and Tennessee. The consumer actions brought in Washington and New
York have been dismissed; appeals are pending in both states. The California court has certified a class of California consumers. In the Alabama case, the Alabama court had purported to certify a class consisting of consumers in Alabama and other states, including the District of Columbia, Kansas, Maine, Michigan, Minnesota, Mississippi, New Mexico and Wisconsin, but that order has been vacated. A class of consumers has been certified in the District of Columbia consumer case, while class certification has been denied in the Minnesota consumer case. In July 1996, the Company received a subpoena from the Federal Trade Commission in an investigation it is conducting to determine whether U.S. pharmaceutical manufacturers have engaged in unfair methods of competition by engaging in unlawful concerted activities on prices of pharmaceutical products. The Company believes that these actions are without merit and that their ultimate disposition will not have a material adverse effect on the Company's results of operations, liquidity or consolidated financial position.






Environmental Matters
---------------------

The Company, together with others, is a party to, or otherwise involved in, a number of proceedings brought by the Environmental Protection Agency or comparable state agencies under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA or Superfund) or comparable state laws directed at the cleanup of hazardous waste sites. While it is not possible to predict with certainty the outcome of these cases, the Company believes that the ultimate disposition of these matters will not have a material adverse effect on the Company's results of operations, liquidity or consolidated financial position.


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                  PART IA
                                  -------

EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------
The following are the executive corporate officers and the other executive officers of the Registrant:

                               Positions and Offices Presently
         Name  Age                Held with the Registrant
------------------------       ---  -------------------------------

Charles A. Heimbold, Jr.       63   Chairman of the Board, Chief Executive
                                    Officer and Director

Michael E. Autera              58   Executive Vice President and Director

Harrison M. Bains, Jr.         53   Treasurer and Vice President,
                                    Corporate Staff

Alice C. Brennan               44   Secretary and Vice President,
                                    Corporate Staff

George P. Kooluris             52   Senior Vice President, Corporate
                                    Development, Corporate Staff

John L. McGoldrick             56   General Counsel and Senior Vice President,
                                    Corporate Staff

Michael F. Mee                 54   Chief Financial Officer and Senior Vice
                                    President, Corporate Staff

Peter S. Ringrose, Ph.D.       51   President, Bristol-Myers Squibb
                                    Pharmaceutical Research Institute

Leon E. Rosenberg, M.D.        64   Senior Vice President,
                                    Scientific Affairs

Frederick S. Schiff            49   Controller and Vice President,
                                    Corporate Staff

Charles G. Tharp, Ph.D.        45   Senior Vice President, Human Resources,
                                    Corporate Staff

Kenneth E. Weg                 58   Executive Vice President, President,
                                    Worldwide Medicines Group and Director

     Persons who hold titles as elected corporate officers of the Registrant were last elected or reelected to the office held at the general election of officers by the Registrant's Board of Directors on May 7, 1996. Officers of the Registrant serve in such capacity at the pleasure of the Board of

Directors of the Registrant.



     CHARLES A. HEIMBOLD, JR. - From 1989 to 1992, Executive Vice President of the Registrant. Mr. Heimbold has been a director of the Registrant since 1989, President of the Registrant from 1992 to 1996, the Chief Executive Officer of the Registrant since 1994 and Chairman of the Board since 1995.

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

     JOHN L. McGOLDRICK - From 1974 to 1994, Partner, McCarter & English. Mr. McGoldrick has been General Counsel and Senior Vice President, Corporate Staff of the Registrant since 1995.

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

     PETER S. RINGROSE, Ph.D. - From 1992 to 1994, Senior Vice President, Medicinal Research & Development, Europe and from 1994 to 1996, Senior Vice President, Worldwide Discovery and Medicinal Research & Development, Europe of Pfizer Inc., a health care company. Dr. Ringrose has been President, Bristol-Myers Squibb Pharmaceutical Research Institute, a division of the Registrant since January 1997.

     LEON E. ROSENBERG, M.D. - From 1991 to 1996, President, Bristol-Myers Squibb Pharmaceutical Research Institute, a division of the Registrant and Senior Vice President, Scientific Affairs of the Registrant since January 1997.

     FREDERICK S. SCHIFF - Mr. Schiff has been Controller and Vice President, Corporate Staff of the Registrant since 1990.

     CHARLES G. THARP, Ph.D. - From 1991 to 1993, Vice President, Compensation,

Benefits and Human Resource Development, Corporate Staff of the Registrant. Dr. Tharp has been Senior Vice President, Human Resources, Corporate Staff of the Registrant since 1993.

     KENNETH E. WEG - From 1991 to 1993, President, Bristol-Myers Squibb Pharmaceutical Operations, a division of the Registrant, and from 1993 to 1996, President, Bristol-Myers Squibb Pharmaceutical Group, a division of the Registrant. Mr. Weg has been President, Worldwide Medicines Group, a division of the Registrant, since January 1997 and a director of the Registrant since 1995 and Executive Vice President of the Registrant since 1995.

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

                                    PART II
                                    -------

Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
        STOCKHOLDER MATTERS.

MARKET PRICES
-------------
Bristol-Myers Squibb common and preferred stocks are traded on the New York Stock Exchange and the Pacific Stock Exchange (symbol: BMY). A quarterly summary of the high and low market prices is presented below:

                                    1996                 1995
                            ------------------   ---------------------
                              High       Low        High        Low
                            --------  --------   ---------   ---------
Common:
First Quarter               $45  1/8  $40 9/16   $32 15/16   $28   7/8
Second Quarter               45  1/8   39         34 15/16    30 15/16
Third Quarter                49        41  1/2    37  7/16    33   1/4
Fourth Quarter               58 3/16   48  1/4    43  9/16    36

                                  1996                   1995
                            ------------------   ---------------------
                              High       Low        High        Low
                            --------  --------   ---------   ---------
Preferred:
First Quarter                    No Trades       $300        $230
Second Quarter              $369      $350 1/2    325         225
Third Quarter                370       364        335         250
Fourth Quarter               450       450        359 1/2     330

HOLDERS OF COMMON STOCK
-----------------------
The approximate number of record holders of common stock at December 31, 1996 was 133,638.

The number of record holders is based upon the actual number of holders registered on the books of Bristol-Myers Squibb at such date and does not include holders of shares in "street names" or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

In March 1996, the Board of Directors of the Company authorized an increase in the Company's current share repurchase program from 100 million shares to 150 million shares. Additional shares will be repurchased from time to time in the open market or through private transactions, as market conditions permit.

DIVIDENDS
---------

Dividend payments per share in 1996 and 1995 were:

                               Common               Preferred
                        -------------------      ---------------
                             1996      1995       1996      1995
                        ---------     -----      -----     -----
First Quarter           $ .37 1/2     $ .37      $ .50     $ .50
Second Quarter            .37 1/2       .37        .50       .50
Third Quarter             .37 1/2       .37        .50       .50
Fourth Quarter            .37 1/2       .37        .50       .50
                        ---------     -----      -----     -----
  Year                  $1.50         $1.48      $2.00     $2.00
                        =========     =====      =====     =====

In December 1996, the Board of Directors of the Company declared a quarterly dividend of $.38 per share on the common stock of the Company, payable on February 1, 1997 to shareholders of record as of January 3, 1997. The 1997 indicated annual payment of $1.52 per share represents the twenty-fifth consecutive year that the Company has raised the dividend on its common stock.

Item 6. SELECTED FINANCIAL DATA.

FIVE-YEAR FINANCIAL SUMMARY
OPERATING RESULTS
-----------------
(dollars in millions,
 except per share amounts)
                                  1996      1995      1994      1993      1992
                               -------   -------   -------   -------   -------

Net Sales                      $15,065   $13,767   $11,984   $11,413   $11,156
                               -------   -------   -------   -------   -------
Expenses:
Cost of products sold            3,965     3,637     3,122     3,029     2,857
Marketing, selling and
  administrative                 3,925     3,670     3,166     3,098     3,075
Advertising and product
  promotion                      1,946     1,646     1,367     1,255     1,291
Research and development         1,276     1,199     1,108     1,128     1,083
Other (*)                          (60)    1,213       666       332       863
                               -------   -------   -------   -------   -------
                                11,052    11,365     9,429     8,842     9,169
                               -------   -------   -------   -------   -------
Earnings Before
  Income Taxes (*)               4,013     2,402     2,555     2,571     1,987

Provision for income taxes       1,163       590       713       612       449
                               -------   -------   -------   -------   -------

Net Earnings (*)               $ 2,850   $ 1,812   $ 1,842   $ 1,959   $ 1,538
                               =======   =======   =======   =======   =======
Dividends paid on common
  and preferred stock          $ 1,507   $ 1,495   $ 1,485   $ 1,485   $ 1,428

Earnings per
  common share (*)/(**)           2.84      1.79      1.81      1.90      1.48
Dividends per
  common share (**)               1.50      1.48      1.46      1.44      1.38


(*) Includes a special charge for pending and future product liability claims of $950 million before taxes, $590 million after taxes, or $.58 per share, in 1995, $750 million before taxes, $488 million after taxes, or $.48 per share, in 1994 and $500 million before taxes, $310 million after taxes, or $.30 per share, in 1993. Includes a provision for restructuring of $310 million before taxes, $198 million after taxes, in 1995 and $890 million before taxes, $570 million after taxes, in 1992.

(**) Average common shares outstanding and per common share amounts have been adjusted for the two-for-one stock split.

Item 6. SELECTED FINANCIAL DATA. (cont'd.)

FIVE-YEAR FINANCIAL SUMMARY
FINANCIAL POSITION AT DECEMBER 31
---------------------------------
(dollars in millions)
 except per share amounts)

                                  1996      1995      1994      1993      1992
                               -------   -------   -------    ------    ------

Current assets                 $ 7,528   $ 7,018   $ 6,710   $ 6,570   $ 6,621
Property, plant and
  equipment                      3,964     3,760     3,666     3,374     3,141
Total assets                    14,685    13,929    12,910    12,101    10,804

Current liabilities              5,050     4,806     4,274     3,065     3,300
Long-term debt                     966       635       644       588       176
Total liabilities                8,115     8,107     7,206     6,161     4,784

Stockholders' equity             6,570     5,822     5,704     5,940     6,020

Average common shares
  outstanding
  (in millions) (**)             1,004     1,012     1,017     1,030     1,036

Book Value per common
  share (**)                    $ 6.57    $ 5.67    $ 5.63    $ 5.81    $ 5.81


(**) Average common shares outstanding and per common share amounts have been adjusted for the two-for-one stock split.


Reference is made to Note 2 Acquisitions and Divestitures, Note 7 Property, Plant and Equipment and Note 15 Contingencies, appearing in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K Annual Report.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Summary

Nineteen ninety-six marked another year of record growth in sales and earnings for Bristol-Myers Squibb. Worldwide sales were $15.1 billion, a 9% increase over 1995. Domestic sales increased 10% to $8.5 billion, while international sales increased 9% to $6.6 billion. Exchange rate fluctuations had an unfavorable effect of 2% on worldwide sales and 4% on international sales. Sales growth resulted from an 11% increase due to volume with no changes overall from pricing activity. In 1996, significant contributions to the Company's sales growth were made by the thirty-six products, representing all four business segments, with annual sales of at least $100 million. In fact, sixteen of these products experienced double- digit sales growth or better.

Earnings before income taxes increased 10% to $4,013 million in 1996, net earnings increased 10% to $2,850 million and earnings per share increased 11% to $2.84, excluding the 1995 charges. Including these charges, earnings before income taxes were $4,013 million in 1996 and $2,402 million in 1995, net earnings were $2,850 million in 1996 and $1,812 million in 1995, and earnings per share were $2.84 in 1996 and $1.79 in 1995.

Bristol-Myers Squibb's financial position remains strong. At December 31, 1996, the Company held $2.2 billion in cash, time deposits and marketable securities. Cash provided by operating activities totaled $2.6 billion and continued to be the primary source of funding to finance research, new product development and introductions, capital spending and working capital needs. It was also used to pay dividends of $1.5 billion in 1996. Dividends per common share were $1.50 in 1996, increasing from $1.48 per share paid in 1995. In December 1996, the Company announced an additional dividend increase, the twenty-fifth consecutive year that dividends have increased. The 1997 indicated annual payment is $1.52 per share compared with the $1.50 per share paid in 1996. With this 1997 annual payment, Bristol-Myers Squibb dividends have increased at a compound annual growth rate of 8% over the past 10 years. Bristol-Myers Squibb's strong financial position is evidenced further by its triple-A credit rating from both Moody's and Standard & Poor's, making Bristol-Myers Squibb one of only eight U.S. companies with this distinction. Accordingly, the Company has substantial borrowing capacity at its disposal.

Total market capitalization was $54.5 billion as of December 31, 1996, a 25.7% increase over last year. Total return to shareholders, capital appreciation together with reinvested dividends, was 32.1% for 1996, which compares favorably to the 23.0% return of the Standard & Poor's 500.

In March 1996, the Board of Directors extended the Company's share repurchase program, increasing the program's authorization to 150 million shares. During 1996, the Company purchased 19 million shares of common stock at a cost of $852 million, bringing the total shares acquired since the program's inception to 107 million.

On December 3, 1996, the Company's Board of Directors declared a two-for-one stock split of the common stock of the Company, effective February 1997. The Board of Directors also recommended that an amendment be considered for stockholder approval at the annual meeting of stockholders to increase the number of authorized shares of common stock from 1.5 billion to 2.25 billion. All share and per share information presented herein has been adjusted for the effect of the stock split.

Net Sales and Earnings

Worldwide sales increased 9% in 1996 to $15.1 billion, compared with increases of 15% and 5% in 1995 and 1994, respectively. The consolidated sales growth resulted from an 11% increase due to volume, a 2% decrease due to unfavorable foreign exchange rate fluctuations and no changes overall from pricing activity. In 1995, the 15% increase in sales reflected a 13% increase due to volume, while price increases and exchange rate fluctuations each contributed 1% to growth on a worldwide basis. In 1994, the 5% increase in sales reflected a 4% increase due to volume, a 1% increase due to pricing and exchange rate fluctuations had no effect. Domestic sales increased 10% in both 1996 and 1995 and 4% in 1994, while international sales increased 9% in 1996, 22% in 1995 and 7% in 1994. In general, the businesses of the Company's industry segments are not seasonal.

The effective income tax rate on earnings before income taxes was 29.0% in 1996 compared to 24.6% and 27.9% in 1995 and 1994, respectively. Excluding the 1995 special charge and the provision for restructuring, the effective income tax rate on earnings before income taxes was 29.0% in 1996 and 1995, and 29.5% in 1994. The lower 1996 and 1995 effective income tax rates compared to 1994 resulted from increased income in lower tax rate jurisdictions, partially offset by reduced benefits from operations in Puerto Rico.

As described in the notes to the financial statements, the Company recorded special charges to earnings of $950 million before taxes, $590 million after taxes, or $.58 per share in the fourth quarter of 1995 and $750 million before taxes, $488 million after taxes or $.48 per share, in the fourth quarter of 1994. Also, during the fourth quarter of 1995, the Company recorded a provision for restructuring of $310 million before taxes, $198 million after taxes, or $.20 per share.

Expenses

Total costs and expenses as a percentage of sales, excluding the 1995 special charge and the provision for restructuring, were 73.4% in both 1996 and 1995 compared with 72.4% in 1994. In 1996, the increases in advertising and promotion in support of new and existing products were offset by decreases in marketing, selling and administrative expenses and research and development spending. The increase in 1995 primarily resulted from increased advertising and promotion expenditures in the nonprescription health products and toiletries and beauty aids segments. In addition, gross margins in the nonprescription health products segment were lower in 1995 than in the prior year, due to the Company's expanded participation in the federal government's Women, Infants and Children (WIC) program.

As a percentage of sales, cost of products sold remained relatively unchanged at 26.3% in 1996 compared to 26.4% in 1995. Excluding 1996 acquisitions, cost of products sold, as a percentage of sales, decreased to 25.5% due to a favorable product mix, the introduction of a semi-synthetic material yielding lower production costs for TAXOL*(R)(paclitaxel) and manufacturing efficiencies. In 1995, cost of products sold as a percentage of sales increased to 26.4% from 26.1% in 1994 as a result of the increased participation in the WIC program and lower gross margins in connection with acquisitions, offset by a favorable product mix and improved manufacturing efficiencies.

Marketing, selling and administrative expenses, as a percentage of sales, decreased to 26.1% in 1996 from 26.7% in 1995 and 26.4% in 1994. In 1996, increases in marketing and selling expenses in the pharmaceutical segment were more than offset by decreases in administrative costs.

Advertising and promotion expenses in support of new and existing products increased 18% to $1,946 million in 1996 from $1,646 million in 1995, principally due to incremental spending in the pharmaceutical and toiletries and beauty aids segments, supporting direct-to-consumer campaigns and new product launches, respectively. In 1995, advertising and promotion expenses increased from 1994 levels primarily due to spending in support of new product launches.

The Company's investment in research and development totaled $1,276 million in 1996, an increase of 6% over 1995. This spending level reflects the Company's commitment to research over a broad range of therapeutic areas and clinical development in support of new products. Over the past 10 years, research and development expenses have increased at a compound annual growth rate of 11%.
In 1996, research and development spending dedicated to the discovery and development of pharmaceutical products was 12.3% of pharmaceutical sales compared to 12.9% and 13.6% in 1995 and 1994, respectively. During 1996 and 1995, the Company entered into a number of research alliances, licensing
agreements and biotechnology collaborations.   These agreements are providing
important new products as well as early stage compounds for further development and new processes that will help us screen for new drugs more effectively. Our collaboration with Sanofi, a French pharmaceutical company, has resulted in the worldwide filings in 1996 for irbesartan, a drug that represents an advanced class of anti-hypertensive medicines.

Industry Segments

The Pharmaceutical Products Segment, which is the Company's largest segment at 58% of total Company sales, increased 11% to $8,702 million in 1996. Sales growth resulted from a 13% increase in volume offset by a 2% decrease due to the unfavorable effect of foreign exchange rate fluctuations. Changes in selling prices had no effect on sales growth. Domestic and international sales increased 13% and 10%, respectively, primarily due to volume growth. Excluding CAPOTEN* sales (discussed below), pharmaceutical product sales increased 21% (23% before the effect of foreign exchange).

Strong sales increases by established pharmaceutical products more than offset a $377 million domestic decline, or 68%, and a $71 million international decline, or 7%, in sales of captopril, an angiotensin converting enzyme (ACE) inhibitor sold primarily under the trademark CAPOTEN*, due to the loss of its patent exclusivity in the U.S. in February 1996. Worldwide CAPOTEN* sales were $1.1 billion in 1996. During 1997, CAPOTEN* will lose its exclusivity in several countries outside the U.S., which contributed $208 million of CAPOTEN* sales in 1996.

Sales of cardiovascular drugs, the largest product group in the segment, decreased 3% to $2,816 million. Excluding CAPOTEN* sales, cardiovascular drugs increased 26%. Sales of PRAVACHOL*, a cholesterol-lowering agent, were $1.1 billion, an increase of 39%. PRAVACHOL* is the first and only cholesterol-lowering drug of its kind proven to reduce the risk of a first heart attack. This important claim is founded upon the results of studies that demonstrated important clinical benefits, including the landmark five-year Pravastatin Primary Prevention Study and the five-year Cholesterol and Recurrent Events

(CARE) trial. The U.S. Food and Drug Administration (FDA)in July granted expanded labeling that cleared PRAVACHOL* for use with diet to help reduce the risk of first heart attack in people who have elevated cholesterol but no history of heart disease. With this indication, in September the Company announced a nationwide program, the PRAVACHOL* Public Awareness Program on First Heart Attack Prevention, to raise awareness about the risks of a first heart attack and to help motivate people to take action with their physicians to reduce their risks. The program focuses on the millions of Americans with high cholesterol who are considered at risk of a first heart attack. MONOPRIL*, a second generation ACE inhibitor with once-a-day dosage, also increased with strong growth in both domestic and international markets.

Sales of anti-cancer drugs increased 23% to $1,971 million. Sales of TAXOL* (with an exclusivity period in the U.S. expiring in December 1997), the Company's leading anti-cancer agent, increased 40% to $813 million. In late 1992, TAXOL* was initially cleared in the U.S. and Canada for the treatment of patients with ovarian cancer whose first-line or subsequent chemotherapy has failed, and, during 1993 and 1994, TAXOL* received clearance for marketing in a number of countries in Europe, Latin America and the Pacific area. In 1994, TAXOL* received clearance in the U.S. for use in the treatment of breast cancer after failure of combination chemotherapy for metastatic disease or after relapse within six months of adjuvant chemotherapy. In October 1996, TAXOL* was approved in the United Kingdom for first-line use in the treatment of ovarian cancer. The Company announced in December 1996 an agreement with the National Institutes of Health to continue and extend its collaborative research for the development of TAXOL*. Sales of PARAPLATIN* (with an exclusivity period in the U.S. expiring in April 2004), used in the treatment of ovarian cancer, also increased 16%. These increases were partially offset by decreases in sales of VEPESID* (the exclusivity for which expired in the U.S. in November 1993) and PLATINOL*. In October 1996, the Company acquired Oncology Therapeutics Network, a specialty distributor of anti-cancer medicines and related products.

Anti-infective drug sales were $1,856 million, an increase of 9% over the prior year. Strong growth was recorded for ZERIT* and VIDEX*, the Company's two antiretroviral agents, both of which benefited from positive regulatory agency actions in the U.S., Canada and Europe, and from ongoing clinical trials demonstrating efficacy in combination therapy. During the third quarter, VIDEX* received clearance from the FDA to be used for first-line treatment of HIV.
In January 1997, a new oral solution of ZERIT*, representing a significant addition to the limited therapeutic options available to treat HIV-infected infants and children, was introduced. These actions are expanding markets for both products. Sales of CEFZIL*, an oral cephalosporin used in the treatment of respiratory infections, and MAXIPIME*, a fourth generation injectable cephalosporin introduced in some international markets in 1995 and in the U.S. in the third quarter of 1996, also contributed to the growth of anti-infectives. In October 1996, CEFZIL* received clearance from the FDA for use in the treatment of acute bacterial sinusitis in adult and pediatric patients. Growth of these products was partially offset by sales decreases in DURICEF* and AMIKIN* due to generic competition.

Sales of central nervous system drugs increased 26% to $760 million, due to the strong growth of BUSPAR*, the Company's novel anti-anxiety agent; SERZONE*, an antidepressant that offers a low incidence of side effects; and STADOL NS*, a prescription nasal spray analgesic. Glucophage (the exclusivity period for which expires in the U.S. in December 1999), an oral medication for non-insulin dependent diabetes licensed from the French company Lipha for sale in the U.S., was launched in 1995. In 1996, Glucophage continued to experience exceptionally strong growth, due to its rapid acceptance in the U.S. market. Dermatological drug sales increased largely due to sales of DOVONEX*, a vitamin D3 analog for the treatment of moderate psoriasis.

In 1995, pharmaceutical products segment sales increased 12%. Increases in sales of PRAVACHOL*, TAXOL*, PARAPLATIN*, ZERIT*, MONOPRIL*, BUSPAR*, CEFZIL*, and introductory sales of Glucophage, SERZONE* and MAXIPIME* were partially offset by decreases in sales of AZACTAM*, VEPESID*, CORGARD*, ISOVUE* and AMIKIN*. In 1994, sales in the segment increased 7% due to increased sales of cardiovascular, anti-cancer and anti-infective drugs offset in part by decreases in sales of diagnostic agents.

Operating profit margin was relatively constant at 33.0% in 1996, 33.3% in 1995, excluding the 1995 provision for restructuring, and 32.6% in 1994.

Sales in the Nonprescription Health Products Segment increased 10% to $2,750 million, reflecting a 12% increase due to volume and a 2% decrease due to the
unfavorable effect of foreign exchange rate fluctuations.   International sales
increased 12% (16% excluding the unfavorable effect of foreign exchange), while domestic sales increased 9%. Sales of the milk-based ENFAMIL*, the Company's largest-selling infant formula, as well as NUTRAMIGEN* and LACTOFREE* special infant formulas, performed well in both the U.S. and international markets. Mead Johnson Nutritional Group's leadership in the WIC program allowed the Company to maintain its position as the U.S. market leader, while also increasing its share of the overall infant formula market. Contributing to infant formula sales in the U.S. were several sole-source contracts awarded to the Company during the past year under the WIC program as well as gains in non-WIC segments. BOOST* and SUSTACAL* adult nutritional beverages, launched directly to consumers in the fourth quarter of 1995, and ALACTA NF*, a nutritious beverage for pre-school age children, sold outside the U.S., also contributed to sales growth. Sales of analgesic products increased 7% (11% excluding the effect of foreign exchange), due to volume growth from EFFERALGAN*, DAFALGAN* and ASPIRINE UPSA*, from the UPSA Group, as well as EXCEDRIN* and BUFFERIN*. The KERI* line of skin care products and COMTREX* cough/cold remedies also performed well.

In 1995, worldwide sales of nonprescription health products increased 22% (an increase of 11%, excluding the effect of the acquisition of the UPSA Group in September 1994), primarily due to increased sales of infant formulas, adult consumer nutritionals, EXCEDRIN*, BUFFERIN* and analgesics from the UPSA Group. In 1994, sales increased 4%, primarily due to increased sales of infant formulas and analgesics.

Operating profit margin improved to 19.9% in 1996, compared to 19.2% in 1995, excluding the 1995 provision for restructuring, partially as a result of improved manufacturing efficiencies. In 1995, operating profit margin, excluding the 1995 provision for restructuring, decreased to 19.2% from 22.3% in 1994, primarily due to lower margins on infant formula products and increased advertising and marketing expenses.

In the Medical Devices Segment, sales of $1,860 million reflected a 2% decrease over prior year levels. Volume gains of 3% were achieved despite a 3% decrease due to changes in selling prices. Sales also were impacted by a 2% decrease due to the unfavorable effect of foreign exchange. International sales decreased 3%(excluding the unfavorable effect of foreign exchange, sales increased 1%), while domestic sales decreased 1%. The Company's Zimmer division continues to be the world market share leader in knee and hip replacements.

Worldwide sales of prosthetic implants increased 1%, excluding the unfavorable effect of foreign exchange, led by strong growth of the NEXGEN* Complete Knee Solution. The Company launched a major new hip replacement, the VERSYS* Hip System, the most extensive component system on the market that features a single set of instruments, in the fourth quarter of 1996. ConvaTec, a division of the Company, is the worldwide market share leader in ostomy care products. Sales of ostomy care products decreased over the prior year due to the overall negative impact of foreign exchange, product rationalization and the restructuring of distribution arrangements. Volume growth of the ACTIVE LIFE/COLODRESS* product line was achieved in international markets. Sales of wound care products decreased. ConvaTec continues to be the world market share leader in modern wound care products.

In 1995, worldwide sales of medical devices increased 13%. Excluding the acquisition of Calgon Vestal Laboratories, and a divestiture in 1994, sales increased 7% as a result of increased sales of knee implants, ostomy and wound care products. In 1994, medical device sales increased 6% due to volume growth of prosthetic implants, ostomy and wound care products, offset in part by declines in product lines divested in 1994 and 1993.

Operating profit margin in the medical devices segment increased to 30.2% in 1996 from 27.9% in 1995, excluding the 1995 provision for restructuring, due to improved manufacturing efficiencies. In 1995, operating profit margin of 27.9%, excluding the 1995 provision for restructuring, decreased from 29.5% in 1994. The decrease in 1995 resulted from increased research and development and sales force expenditures.

Sales in the Toiletries and Beauty Aids Segment increased 13% in 1996 to $1,753 million, reflecting a 14% increase due to volume, a 2% increase due to pricing and a 3% decrease due to foreign exchange rate fluctuations. Excluding the unfavorable effect of foreign exchange, international sales increased 19% over 1995, while domestic sales increased 13%. The Company's Clairol division continued to maintain its market share leadership in the U.S. in haircolorings and is the fastest growing hair care company in the U.S. Sales of the Company's haircoloring products were strong, increasing 14%, primarily due to the continued success of NATURAL INSTINCTS*, NICE 'N EASY*, ULTRESS*, LASTING COLOR by LOVING CARE* and salon haircolorings and the introduction of CLAIROL HYDRIENCE*, a unique, water-based permanent haircolor. Introduced in June 1996, CLAIROL HYDRIENCE* is finding growing acceptance in the marketplace and is contributing to the growth of the haircoloring segment. Hair care product sales benefited from the strong sales of the HERBAL ESSENCES* complete line of shampoos, conditioners and styling aids and INFUSIUM 23*, as well as the strong performances from the SYSTEME BIOLAGE* and VAVOOM* hair care lines from Matrix Essentials. The Company's skin care products, primarily the SEA BREEZE* and KERI* skin care lines, and the BAN* line of anti-perspirants and deodorants, also contributed to the segment's volume growth.

In 1995, sales in the toiletries and beauty aids segment increased 21%. Excluding the acquisition of Matrix Essentials in 1994, sales increased 10%, primarily due to increased sales of haircoloring, hair and skin care products, anti-perspirants and deodorants. In 1994, sales in the segment increased 4%, primarily due to increased sales of haircoloring, hair and skin care products, partially offset by decreases in anti-perspirant and deodorant sales and the 1993 divestiture of the Clairol beauty appliance business.

Operating profit margin in 1996 was 13.7% compared to 10.7% in 1995, excluding the 1995 provision for restructuring. The 1996 increase is primarily due to increased gross margins. Operating profit margin, excluding the 1995 provision for restructuring, in 1995 was 10.7%, compared with 13.1% in 1994, due to higher costs of new product introductions and high costs from acquired businesses.

Geographic Areas

Sales in the U.S., net of inter-area sales, increased 10% in 1996, primarily due to anti-cancer and anti-infective drugs from the pharmaceutical segment, infant formulas from the nonprescription health segment and haircoloring and hair care products from the toiletries and beauty aids segment. Strong sales increases were achieved despite a 68% decline in sales of CAPOTEN*. Excluding the sales of CAPOTEN*, U.S. sales increased 16% compared to 1995. Operating profit margin was 27.8% in 1996 and 28.4% in 1995, excluding the 1995 provision for restructuring, primarily due to increased advertising and promotion expenses. In 1995, sales in the U.S. increased 10% due to strong sales in the pharmaceutical and nonprescription health segments, as well as introductory sales of products from every segment. Excluding the 1995 provision for restructuring, operating profit margin decreased to 28.4% in 1995 from 30.1% in 1994, primarily as a result of lower gross margins on WIC sales and increased advertising and promotion expenditures for new and existing products.

International sales increased 9% in 1996 and 22% in 1995. Excluding the effect of foreign exchange rate fluctuations, international sales in 1996 and 1995 increased 13% and 19%, respectively.

Sales in Europe, Mid-East and Africa, net of inter-area sales, increased 8% due to strong sales growth of products from the pharmaceutical segment including anti-cancer and antiretroviral drugs, which were partially offset by decreases in sales of CAPOTEN* and penicillins and from the medical devices segment, including ostomy and wound care products. In the nonprescription health segment, sales of PLUSSSZ*, vitamins from the 1996 acquisition of Pharmavit, and analgesic products from the UPSA Group, contributed to sales growth in the region. The operating profit margin was 25.4% in 1996, a slight decrease from 25.6% in 1995, excluding the 1995 provision for restructuring. In 1995, sales in Europe, Mid-East and Africa increased 30%, primarily due to increased sales of cardiovascular, anti-cancer and anti-infective drugs, and ostomy and wound care products. Sales from the UPSA acquisition also contributed to sales growth in the region. Excluding the 1995 provision for restructuring, operating profit margin increased to 25.6% in 1995 from 21.5% in 1994, primarily as a result of higher utilization of manufacturing facilities in lower tax rate jurisdictions.

Sales in Other Western Hemisphere countries increased 19% in 1996, due to increased sales of products from the pharmaceutical segment, including cardiovascular, anti-cancer and anti-infective drugs; from the nonprescription health segment, including infant formulas; and from the toiletries and beauty aids segments, including haircoloring and hair care products. Sales of pharmaceutical products from the 1996 acquisition of Argentia SA also contributed to sales growth in the region. Operating profit margin decreased to 14.8% from 15.2% in 1995, excluding the 1995 provision for restructuring. In 1995, sales in Other Western Hemisphere countries, net of inter-area sales, increased 5% due to strong sales of anti-cancer and cardiovascular drugs, SERZONE* and ostomy products, offset by the unfavorable effect of foreign exchange rate fluctuations. Excluding the 1995 provision for restructuring, operating profit margin decreased to 15.2% in 1995 from 20.5% in 1994, primarily as a result of lower foreign exchange gains.

Sales in the Pacific region, net of inter-area sales, increased 2% in 1996. Excluding the effect of unfavorable foreign exchange, sales increased 10% as a result of increased sales from the nonprescription health segment including analgesics, infant formulas, school-age nutritional beverages and skin care product lines and from the pharmaceutical segment, products including anti-infective and cardiovascular drugs. Operating profit margin was 8.6% in 1996 compared to 10.8% in 1995, excluding the 1995 provision for restructuring, primarily as a result of increases in advertising and promotion expenditures in support of new and existing products and increased research and development spending. In 1995, sales in the Pacific region, net of inter-area sales, increased 16% as a result of increased sales of analgesics, infant formulas, anti-infectives, cardiovascular drugs and skin care products. Operating profit margin was 10.8% in 1995, excluding the 1995 provision for restructuring, compared to 13.6% in 1994 due to increases in advertising and promotion expenditures in support of new product launches.

Financial Position

The Company considers cash, time deposits and marketable securities as its principal measures of liquidity. These items totaled $2.2 billion at December 31, 1996, compared to $2.2 billion and $2.4 billion at December 31, 1995 and 1994, respectively. Working capital levels remain high at $2.5 billion at December 31, 1996, compared to $2.2 billion and $2.4 billion at December 31, 1995 and 1994, respectively. Cash, time deposits and marketable securities and the conversion of other working capital items are expected to fund near-term operations of the Company.

In November 1996, the Company issued $350 million principal amount of 6.80% Debentures due November 15, 2026. Proceeds from the sale of these securities will be used for general corporate purposes, which may include working capital, capital expenditures, stock repurchase programs, repayment or refinancing of borrowings and acquisitions.

In order to mitigate the effect of foreign currency risk, the Company engages in hedging activities. The impact of such hedges on the Company's results of operations and on its financial position is explained further in the notes to the financial statements.

Internally generated cash provided by operations increased to $2.6 billion in 1996 from $2.5 billion in 1995 and $2.3 billion in 1994. Cash provided by operations continued to be the Company's primary source of funds to finance operating needs and expenditures for new plant and equipment. As part of the Company's ongoing commitment to improve plant efficiency and maintain superior research facilities, the Company has invested over $1.7 billion in capital expansion over the past three years.

Cash provided by operations was also used to pay dividends of nearly $4.5 billion over the past three years, to fund acquisitions and to finance the share repurchase program. The Company's share repurchase program authorizes the purchase of common stock from time to time in the open market or through private transactions as market conditions permit. During the past three years, the Company has repurchased 51 million shares at a cost of $1.8 billion.

During 1996, the Company made a number of external investments to extend sales and earnings growth and increase its global reach. Acquisitions included Pharmavit, one of Hungary's leading manufacturers of over-the-counter medicines, nutritional products and generic pharmaceuticals; Argentia SA, one of Argentina's largest manufacturers and marketers of ethical pharmaceuticals;

Oncology Therapeutics Network, a specialty distributor of anti-cancer medicines and related products, and a number of smaller acquisitions. The Company also divested several small business lines in 1996.

On December 3, 1996, the Company's Board of Directors declared a two-for-one stock split of the common stock of the Company, effective February 1997. The Board of Directors also recommended that an amendment be considered for stockholder approval at the annual meeting of stockholders to increase the number of authorized shares of common stock from 1.5 billion to 2.25 billion.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                        BRISTOL-MYERS SQUIBB COMPANY
          CONSOLIDATED STATEMENT OF EARNINGS AND RETAINED EARNINGS
               (dollars in millions, except per share amounts)

                                                      Year Ended December 31,
EARNINGS                                            ---------------------------
--------                                               1996      1995      1994
                                                    -------   -------   -------

Net Sales                                           $15,065   $13,767   $11,984
                                                    -------   -------   -------
Expenses:
Cost of products sold                                 3,965     3,637     3,122
Marketing, selling and administrative                 3,925     3,670     3,166
Advertising and product promotion                     1,946     1,646     1,367
Research and development                              1,276     1,199     1,108
Special charge                                            -       950       750
Provision for restructuring                               -       310         -
Other                                                   (60)      (47)      (84)
                                                    -------   -------   -------
                                                     11,052    11,365     9,429
                                                    -------   -------   -------

Earnings Before Income Taxes                          4,013     2,402     2,555

Provision for income taxes                            1,163       590       713
                                                    -------   -------   -------
Net Earnings                                        $ 2,850   $ 1,812   $ 1,842
                                                    =======   =======   =======

Earnings Per Common Share                             $2.84     $1.79     $1.81
                                                      =====     =====     =====
Average Common Shares
  Outstanding (in millions)                           1,004     1,012     1,017
                                                      =====     =====     =====


                                                       Year Ended December 31,
RETAINED EARNINGS                                    --------------------------
------------------                                     1996      1995      1994
                                                     ------    ------    ------

Retained Earnings, January 1                         $7,917    $7,600    $7,243

Net earnings                                          2,850     1,812     1,842
                                                     ------    ------    ------
                                                     10,767     9,412     9,085

Less dividends                                        1,507     1,495     1,485
                                                     ------    ------    ------
Retained Earnings, December 31                       $9,260    $7,917    $7,600
                                                     ======    ======    ======



The accompanying notes are an integral part of these financial statements.

                         BRISTOL-MYERS SQUIBB COMPANY
                         CONSOLIDATED BALANCE SHEET
                                   ASSETS
                           (dollars in millions)

                                                             December 31,
                                                    ---------------------------
                                                       1996      1995      1994
                                                    -------   -------   -------
ASSETS
------
Current Assets:
Cash and cash equivalents                           $ 1,681   $ 1,645   $ 1,642
Time deposits and marketable securities                 504       533       781
Receivables, net of allowances                        2,651     2,356     2,043
Inventories                                           1,669     1,451     1,397
Prepaid expenses                                      1,023     1,033       847
                                                    -------   -------   -------
  Total Current Assets                                7,528     7,018     6,710
Property, Plant and Equipment                         3,964     3,760     3,666

Insurance Recoverable                                   853       959       968

Excess of cost over net tangible assets
  received in business acquisitions                   1,508     1,219       939

Other Assets                                            832       973       627
                                                    -------   -------   -------
                                                    $14,685   $13,929   $12,910
                                                    =======   =======   =======























The accompanying notes are an integral part of these financial statements.

                        BRISTOL-MYERS SQUIBB COMPANY
                         CONSOLIDATED BALANCE SHEET
                    LIABILITIES AND STOCKHOLDERS' EQUITY
                           (dollars in millions)

                                                       December 31,
                                               ---------------------------
                                                  1996      1995      1994
                                               -------   -------   -------
LIABILITIES
-----------
Current Liabilities:
Short-term borrowings                          $   513   $   575   $   725
Accounts payable                                 1,064       848       693
Accrued expenses                                 1,962     1,939     1,481
Product liability                                  800       700       635
U.S. and foreign income taxes payable              711       744       740
                                               -------   -------   -------
  Total Current Liabilities                      5,050     4,806     4,274

Product Liability                                1,031     1,645     1,201

Other Liabilities                                1,068     1,021     1,087

Long-Term Debt                                     966       635       644
                                               -------   -------   -------
  Total Liabilities                              8,115     8,107     7,206
                                               -------   -------   -------
STOCKHOLDERS' EQUITY
--------------------
Preferred stock, $2 convertible series:
  Authorized 10 million shares; issued and
  outstanding 15,245 in 1996, 19,023 in
  1995 and 21,857 in 1994, liquidation
  value of $50 per share                             -         -         -

Common stock, par value of $.10 per share:
  Authorized 1.5 billion shares; issued
1,082,496,016 in 1996, 540,185,639 in 1995
  and 540,173,669 in 1994                          108        54        54
Capital in excess of par value of stock            382       375       397
Cumulative translation adjustments                (361)     (327)     (301)

Retained earnings                                9,260     7,917     7,600
                                               -------   -------   -------
                                                 9,389     8,019     7,750
Less cost of treasury stock - 81,806,550
  common shares in 1996, 34,953,311 in 1995
  and 32,887,848 in 1994                         2,819     2,197     2,046
                                               -------   -------   -------

  Total Stockholders' Equity                     6,570     5,822     5,704
                                               -------   -------   -------
                                               $14,685   $13,929   $12,910
                                               =======   =======   =======

The accompanying notes are an integral part of these financial statements.

                         BRISTOL-MYERS SQUIBB COMPANY
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                           (dollars in millions)

                                                    Year Ended December 31,
                                                  ---------------------------
                                                     1996      1995      1994
                                                  -------   -------   -------
Cash Flows From Operating Activities:
Net Earnings                                       $2,850    $1,812    $1,842
Depreciation and amortization                         519       448       328
Special charge                                          -       950       750
Provision for restructuring                             -       310         -
Other operating items                                 (52)      (34)       18
Receivables                                          (262)     (319)      (63)
Inventories                                          (227)      (50)      (36)
Accounts payable                                      177       155       (20)
Accrued expenses                                       42       166       (73)
Income taxes                                          250      (252)       (8)
Product liability                                    (514)     (441)     (384)
Other assets and liabilities                         (142)     (246)      (53)
                                                  -------   -------   -------
  Net Cash Provided by Operating Activities         2,641     2,499     2,301
                                                  -------   -------   -------
Cash Flows From Investing Activities:
Proceeds from sales of time deposits and
  marketable securities                               406       349        35
Purchases of time deposits and marketable
  securities                                         (379)      (80)     (482)
Additions to fixed assets                            (601)     (513)     (573)
Proceeds from sales of businesses                     213         -       285
Business acquisitions                                (316)     (350)     (667)
Other, net                                            (40)      (37)      (22)
                                                  -------   -------   -------
Net Cash Used in Investing Activities                (717)     (631)   (1,424)
                                                  -------   -------   -------
Cash Flows From Financing Activities:
Short-term borrowings                                 (78)     (181)      496
Long-term debt                                        346       (10)       27
Issuances of common stock under stock plans           206        71        24
Purchases of treasury stock                          (852)     (244)     (701)
Dividends paid                                     (1,507)   (1,495)   (1,485)
                                                  -------   -------   -------
  Net Cash Used in Financing Activities            (1,885)   (1,859)   (1,639)
                                                  -------   -------   -------
Effect of Exchange Rates on Cash                       (3)       (6)      (17)
                                                  -------   -------   -------
Increase (Decrease) in Cash and Cash
  Equivalents                                          36         3      (779)
Cash and Cash Equivalents at Beginning
  of Year                                           1,645     1,642     2,421
                                                  -------   -------   -------


Cash and Cash Equivalents at End of Year           $1,681    $1,645    $1,642
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

Capital Assets and Depreciation - Expenditures for additions, renewals and betterments are capitalized at cost. Depreciation is generally computed by the straight-line method based on the estimated useful lives of the related assets. The range of annual rates used in computing provisions for depreciation is 2% to 20% for buildings and 5% to 33% for equipment.

Excess of Cost over Net Tangible Assets - The excess of cost over net tangible assets received in business acquisitions is being amortized on a straight-line basis over periods not exceeding 40 years.

Earnings Per Share - Earnings per common share are computed using the weighted average number of shares outstanding during the year. The effect of shares issuable under stock plans is not significant.

Note 2  ACQUISITIONS AND DIVESTITURES
-------------------------------------

In January 1996, the Company acquired Pharmavit Gyogyszer-es
Elelmiszeripari Reszvenytarsasag, one of Hungary's leading manufacturers of over-the-counter medicines, nutritional products and generic pharmaceuticals.

In March 1996, the Company acquired Argentia SA, one of Argentina's largest manufacturers and marketers of ethical pharmaceuticals.

In October 1996, the Company completed the acquisition of Oncology Therapeutics Network, a specialty distributor of anti-cancer medicines and related products.

In 1995, the Company acquired A/S GEA Farmaceutisk Fabrik, a leading manufacturer and marketer of branded generic pharmaceuticals for the Scandinavian market, and completed the acquisition of Calgon Vestal Laboratories, a wound and skin care and infection control products business.

                     BRISTOL-MYERS SQUIBB COMPANY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (dollars in millions)

In 1994, the Company acquired Matrix Essentials, Inc., the leading manufacturer in North America of professional hair care and beauty products sold exclusively in beauty salons, and completed the acquisition of the remaining interest in the UPSA Group, which develops and markets a wide range of nonprescription health and pharmaceutical products. The Company sold Squibb Diagnostics and completed the sale of Xomed-Treace, Inc.


Note 3  OTHER INCOME AND EXPENSES
---------------------------------

                                                     Year Ended December 31,
                                                     -----------------------
                                                     1996      1995     1994
                                                     ----      ----     ----
Interest income                                      $ 95      $139     $124
Interest expense                                      (78)      (97)     (68)
Other - net                                            43         5       28
                                                     ----      ----     ----
                                                     $ 60      $ 47     $ 84
                                                     ====      ====     ====

Interest expense was reduced by $15 million in 1996, 1995 and 1994 due to interest capitalized on major property, plant and equipment projects. Cash payments for interest, net of amounts capitalized, were $61 million, $78 million and $62 million in 1996, 1995 and 1994, respectively.


Note 4  FOREIGN CURRENCY TRANSLATION
------------------------------------

Cumulative translation adjustments, which represent the effect of translating assets and liabilities of the Company's non-U.S. entities, except those in highly inflationary economies, were:

                                                     1996      1995     1994
                                                     ----      ----     ----
Balance, January 1                                   $327      $301     $332
Effect of balance sheet translations:
  Amount                                               38        21      (43)
  Tax effect                                           (4)        5       12
                                                     ----      ----     ----
Balance, December 31                                 $361      $327     $301
                                                     ====      ====     ====

Included in net earnings were losses of $19 million in 1996, $33 million in 1995 and $44 million in 1994 resulting from foreign currency transactions and translation adjustments.

                       BRISTOL-MYERS SQUIBB COMPANY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (dollars in millions)


Note 5  PROVISION FOR INCOME TAXES
----------------------------------

The components of earnings before income taxes were:

                                                    Year Ended December 31,
                                                   ------------------------
                                                     1996     1995     1994
                                                   ------   ------   ------
U.S.                                               $2,332   $1,195   $1,328
Non-U.S.                                            1,681    1,207    1,227
                                                   ------   ------   ------
                                                   $4,013   $2,402   $2,555
                                                   ======   ======   ======

The provision for income taxes consisted of:

                                                    Year Ended December 31,
                                                   ------------------------
                                                     1996    1995     1994
                                                   -------  ------   ------
Current:
  U.S.                                              $  462    $466    $423
  Non-U.S.                                             442     356     377
                                                   -------   -----   -----
                                                       904     822     800
                                                   -------   -----   -----
Deferred:
  U.S.                                                 232    (200)    (92)
  Non-U.S.                                              27     (32)      5
                                                   -------   -----   -----
                                                       259    (232)    (87)
                                                   -------   -----   -----
                                                    $1,163    $590    $713
                                                   =======   =====   =====

Income taxes paid during the year were $861 million, $856 million and $718 million in 1996, 1995 and 1994, respectively.

                       BRISTOL-MYERS SQUIBB COMPANY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (dollars in millions)


The Company's provision for income taxes in 1996, 1995 and 1994 was different from the amount computed by applying the statutory United States Federal income tax rate to earnings before income taxes, as a result of the following:
                                                           % of Earnings
                                                        Before Income Taxes
                                                     -------------------------
                                                      1996      1995      1994
                                                     -----     -----     -----
U.S. statutory rate                                  35.0%     35.0%     35.0%
Effect of operations in
  Puerto Rico and Ireland                            (5.5)     (9.7)     (9.4)
State and local taxes                                  .6        .8       1.4
Other                                                (1.1)     (1.5)       .9
                                                    -----     -----     -----
                                                     29.0%     24.6%     27.9%
                                                    =====     =====     =====

Prepaid taxes at December 31, 1996, 1995 and 1994 were $757 million, $786 million and $591 million, respectively. The deferred income tax liability, included in Other Liabilities, at December 31, 1996 was $124 million. The deferred income tax asset, included in Other Assets, at December 31, 1995 and 1994 was $130 million and $65 million, respectively.

The components of prepaid and deferred income taxes consisted of:

                                                            December 31,
                                                      -----------------------
                                                      1996      1995     1994
                                                      ----      ----     ----
Product liability                                     $383      $527     $304
Postretirement and pension benefits                    129       163      247
Restructuring and integrating businesses                88       130       38
Depreciation                                          (245)     (210)    (205)
Other                                                  278       306      272
                                                      ----      ----     ----
                                                      $633      $916     $656
                                                      ====      ====     ====

The Company has settled its United States Federal income tax returns with the Internal Revenue Service through 1991.

United States Federal income taxes have not been provided on substantially all of the unremitted earnings of non-U.S. subsidiaries, since it is management's practice and intent to reinvest such earnings in the operations of these subsidiaries. The total amount of the net unremitted earnings of non-U.S. subsidiaries was approximately $2,506 million at December 31, 1996.

                         BRISTOL-MYERS SQUIBB COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (dollars in millions)


Note 6  INVENTORIES
-------------------
                                                            December 31,
                                                    --------------------------
                                                      1996      1995      1994
                                                    ------    ------    ------
Finished goods                                       $ 994    $  892    $  781
Work in process                                        223       180       233
Raw and packaging materials                            452       379       383
                                                    ------    ------    ------
                                                    $1,669    $1,451    $1,397
                                                    ======    ======    ======

Note 7  PROPERTY, PLANT AND EQUIPMENT
-------------------------------------
                                                            December 31,
                                                    --------------------------
                                                      1996      1995      1994
                                                    ------    ------    ------
Land                                                $  160    $  160    $  159
Buildings                                            2,427     2,296     2,103
Machinery, equipment and fixtures                    3,626     3,403     3,061
Construction in progress                               433       405       513
                                                    ------    ------    ------
                                                     6,646     6,264     5,836
Less accumulated depreciation                        2,682     2,504     2,170
                                                    ------    ------    ------
                                                    $3,964    $3,760    $3,666
                                                    ======    ======    ======

The Company recorded a $310 million restructuring charge, $198 million after taxes, in the fourth quarter of 1995. The restructuring charge related to the consolidation of plants and facilities, and related employee terminations. The restructuring charge consisted of employee-related costs of $190 million, $100 million of asset write-downs and $20 million of other related expenses.


Note 8  SHORT-TERM BORROWINGS AND LONG-TERM DEBT
-------------------------------------------------

Short-term borrowings included amounts primarily due to banks of $440 million, $558 million and $704 million at December 31, 1996, 1995 and 1994, respectively, and current installments of long-term debt of $73 million, $17 million and $21 million at December 31, 1996, 1995 and 1994, respectively.

The Company has short-term lines of credit with domestic and foreign banks. At December 31, 1996, the unused portions of these lines of credit were approximately $200 million and $578 million, respectively.

                        BRISTOL-MYERS SQUIBB COMPANY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (dollars in millions)

The components of long-term debt were:
                                                            December 31,
                                                      ------------------------
                                                      1996      1995      1994
                                                      ----      ----      ----
6.80% Debentures, due in 2026                         $344         -         -
7.15% Debentures, due in 2023                          343      $343      $343
3.51% Term Loan, due in 2005                            53        59         -
5.75% Industrial Revenue Bonds, due in 2024             34        34        34
6.18% Term Loan, due in 1997                             -        64        65
Other, 2.83% to 6.50%,
  due in varying amounts through 2016                  192       135       202
                                                      ----      ----      ----
                                                      $966      $635      $644
                                                      ====      ====      ====

Long-term debt at December 31, 1996 was payable:

Years Ending December 31,
-------------------------
1998                                            $ 18
1999                                              10
2000                                              38
2001                                               6
2002                                              32
2003 and later                                   862
                                                ----
                                                $966
                                                ====


Note 9  STOCKHOLDERS' EQUITY
----------------------------

On December 3, 1996, the Company's Board of Directors authorized a two-for-one split of its common stock, effective February 1997. Per common share amounts in the accompanying consolidated financial statements give effect to the stock split. The Board of Directors also recommended that an amendment be considered for stockholder approval at the annual meeting of stockholders to increase the number of authorized shares of common stock from 1.5 billion shares to 2.25 billion shares.

                       BRISTOL-MYERS SQUIBB COMPANY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (dollars in millions)

Changes in capital shares and capital in excess of par value of stock were:

                                                                  Capital in
                                       Shares of Common Stock      Excess of
                                     --------------------------    Par Value
                                           Issued      Treasury     of Stock
                                    -------------    ----------   ----------

Balance, December 31, 1993            532,688,458    20,782,281       $353
Issued pursuant to stock plans,
  options, rights and warrants             15,747      (518,733)       (15)
Conversions of preferred stock             16,646             -          -
Purchases                                       -    12,624,300          -
Other                                   7,452,818             -         59
                                    -------------    ----------       ----
Balance, December 31, 1994            540,173,669    32,887,848        397
Issued pursuant to stock plans,
  options and rights                            -    (1,602,537)       (22)
Conversions of preferred stock             11,970             -          -
Purchases                                       -     3,668,000          -
                                    -------------    ----------       ----
Balance, December 31, 1995            540,185,639    34,953,311        375
Effect of two-for-one
  stock split                         540,185,639    34,953,311        (54)
Issued pursuant to stock plans,
  options and rights                      221,032    (6,623,272)       (25)
Conversions of preferred stock             31,960             -          -
Purchases                                       -    18,523,200          -
Other                                   1,871,746             -         86
                                    -------------    ----------       ----
Balance, December 31, 1996          1,082,496,016    81,806,550       $382
                                    =============    ==========       ====

Each share of the Company's preferred stock is convertible into 8.48 shares of common stock and is callable at the Company's option. The reductions in the number of issued shares of preferred stock in 1996, 1995 and 1994 were due to conversions into shares of common stock.

Dividends per common share were $1.50 in 1996, $1.48 in 1995 and $1.46 in 1994.

Stock Compensation Plans
------------------------

Under the Company's stock option plans, officers, directors and key employees may be granted options to purchase the Company's common stock at no less than 100% of the market price on the date the option is granted. Options generally become exercisable in installments of 25% per year on each of the first through the fourth anniversaries of the grant date and have a maximum term of 10 years. Additionally, the plans provide for the granting of stock appreciation rights whereby the grantee may surrender exercisable options and receive common stock and/or cash measured by the excess of the market price of the common stock over the option exercise price. The plans also provide for the granting of performance-based stock options to certain key executives.

                      BRISTOL-MYERS SQUIBB COMPANY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (dollars in millions)

Under the terms of the 1983 Stock Option Plan, as amended, additional shares are authorized in the amount of 0.9% of the outstanding shares per year through 2003 and incorporates the Company's long-term performance award plan.

Under the TeamShare Stock Option Plan, all full-time employees, excluding key executives, meeting certain years of service requirements are granted options to purchase the Company's common stock at the market price on the date the options are granted. The Company has authorized 30,000,000 shares for issuance under the plan. As of December 31, 1996, a total of 20,250,800 options were granted under the plan with 400 options granted to each eligible employee. Individual grants generally become exercisable on or after the third anniversary of the grant date.

The Company's restricted stock award plan provides for the granting of up to 6,000,000 shares of common stock to key employees, subject to restrictions as to continuous employment except in the case of death or normal retirement. Restrictions generally expire over a five-year period from date of grant. Compensation expense is recognized over the restricted period. At December 31, 1996, a total of 1,261,112 shares were outstanding under the plan.

The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans other than for restricted stock and performance-based awards. Had compensation cost for the Company's other stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, the Company's net income and earnings per share would have been reduced by approximately $55 million, or $.05 per share in 1996 and $35 million, or $.03 per share in 1995. The fair value of the options granted during 1996 and 1995 was estimated as $8.51 per share and $6.47 per share, respectively, on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                           1996       1995
                                                          -----      -----

Dividend yield                                             4.3%       4.2%
Volatility                                                17.0%      18.2%
Risk-free interest rate                                    6.5%       6.9%
Assumed forfeiture rate                                    3.0%       3.0%
Expected life (years)                                      7          7

                       BRISTOL-MYERS SQUIBB COMPANY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (dollars in millions)

Stock option and long-term performance award transactions were:

                                                                       Weighted
                                                                     Average of
                                     Shares of Common Stock            Exercise
                                  ----------------------------            Price
                                  Available for          Under        of Shares
                                   Option/Award           Plan       Under Plan
                                  -------------     ----------       ----------

Balance, December 31, 1993            4,245,513     18,364,163          $60.80
Authorized                            4,607,156              -               -
Granted                              (5,296,982)     5,296,982           51.93
Exercised                                     -       (686,507)          32.97
Lapsed                                1,012,237     (1,027,651)          62.48
                                  -------------     ----------
Balance, December 31, 1994            4,567,924     21,946,987           56.99
Authorized                           19,565,572              -               -
Granted                             (13,449,952)    13,449,952           61.79
Exercised                                     -     (2,012,827)          40.96
Lapsed                                1,129,560     (1,129,574)          61.92
                                  -------------     ----------
Balance, December 31, 1995           11,813,104     32,254,538           59.76
Effect of two-for-one
 stock split                         11,813,104     32,254,538               -
Authorized                            9,094,182              -               -
Granted                             (16,179,560)    16,179,560           46.92
Exercised                                     -     (8,863,078)          27.62
Lapsed                                1,788,528     (1,796,826)          33.00
                                  -------------     ----------
Balance, December 31, 1996           18,329,358     70,028,732          $34.27
                                  =============     ==========

The following table summarizes information concerning currently outstanding and exercisable options/awards:

                     Options/Awards Outstanding           Options Exercisable
                 ----------------------------------      ---------------------
                               Weighted
                                Average    Weighted                   Weighted
                               Remaining    Average                    Average
   Range of         Number    Contractual  Exercise        Number     Exercise
Exercise Prices  Outstanding     Life         Price      Exercisable     Price
---------------  -----------  -----------  --------      -----------  --------

   $10 - $20        781,054      1.60        $13.61          781,054    $13.61
   $20 - $30     19,915,520      5.76         26.56       14,770,870     26.57
   $30 - $40     33,445,632      7.24         33.20       12,712,644     36.60
   $40 - $50     11,876,650      9.17         43.71          102,000     42.41
   $50 - $60      4,009,876      9.29         57.55                -         -
                 ----------                               ----------
                 70,028,732                               28,366,568
                 ==========                               ==========

                      BRISTOL-MYERS SQUIBB COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (dollars in millions)

At December 31, 1996, 104,976,640 shares of common stock were reserved for issuance pursuant to stock plans, options and conversions of preferred stock.

Attached to each outstanding share of the Company's common stock is one half of a Right. The Rights will be exercisable if a person or group acquires beneficial interest of 15% or more of the Company's outstanding common stock, or commences a tender or exchange offer for 15% or more of the Company's outstanding common stock. Each one half of a Right will entitle stockholders to buy one one-thousandth of a share of a new series of participating preferred stock of the Company at an exercise price of $200. The Rights will expire on December 18, 1997. In the event of certain merger, sale of assets or self-dealing transactions, each one half of a Right will then entitle its holder to acquire shares having a value of twice the Right's exercise price. The Company may redeem the Rights at $.01 per one half of a Right at any time until the 15th day following public announcement that a 15% position has been acquired.


Note 10  FINANCIAL INSTRUMENTS
------------------------------

The Company enters into foreign exchange option and forward contracts to manage its exposure to currency fluctuations.

The Company has exposures to net foreign currency denominated assets and liabilities, which approximated $1,640 million, $1,385 million and $1,117 million at December 31, 1996, 1995 and 1994, respectively, primarily in Deutsche marks, French francs, Italian lira and Japanese yen. The Company mitigates the effect of these exposures through third party borrowings and foreign exchange forward contracts.

Foreign exchange option contracts, which typically expire within one year, are used to hedge intercompany shipments expected to occur during the next year. Gains on these contracts are deferred and are recognized in the same period as the hedged transactions. Certain foreign exchange forward contracts are used to minimize exposure of foreign currency transactions and firm commitments to fluctuating exchange rates. Gains or losses on these contracts are recognized in the basis of the transaction being hedged. The notional amounts of the Company's foreign exchange option and forward contracts at December 31, 1996, 1995 and 1994 were $1,331 million, $1,377 million and $1,200 million, respectively.

The Company does not anticipate any material adverse effect on its financial position resulting from its involvement in these instruments, nor does it anticipate non-performance by any of its counterparties.

At December 31, 1996, 1995 and 1994, the carrying value of all financial instruments, both short- and long-term, approximated their fair values.

                   BRISTOL-MYERS SQUIBB COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (dollars in millions)


Note 11  LEASES
---------------

Minimum rental commitments under all noncancelable operating leases, primarily real estate, in effect at December 31, 1996 were:

Years Ending December 31,
-------------------------
1997                                                      $121
1998                                                       101
1999                                                        80
2000                                                        65
2001                                                        61
Later years                                                212
                                                          ----
Total minimum payments                                     640
Less total minimum sublease rentals                        152
                                                          ----
Net minimum rental commitments                            $488
                                                          ====

Operating lease rental expense (net of sublease rental income of $27 million in 1996, $25 million in 1995 and $23 million in 1994) was $129 million in 1996, $135 million in 1995 and $136 million in 1994.


Note 12  SEGMENT INFORMATION
----------------------------

The Company's products are reported in four industry segments as follows:

Pharmaceutical Products:
------------------------

Includes prescription medicines, mainly cardiovascular, anti-cancer and anti-infective drugs, which comprise about 30%, 25% and 20%, respectively, in 1996, and 40%, 20% and 20%, respectively, in both 1995 and 1994, of the segment's sales, central nervous system drugs and other pharmaceutical products.


Nonprescription Health Products:
--------------------------------

Includes infant formulas and other nutritional products, which comprise about 65% of the segment's sales, analgesics, cough/cold remedies and skin care products.

                   BRISTOL-MYERS SQUIBB COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (dollars in millions)


Medical Devices:
----------------

Includes orthopaedic implants, which comprise about 40% of the segment's sales, ostomy and wound care products, surgical instruments and other medical devices.


Toiletries and Beauty Aids:
---------------------------

Includes haircoloring and hair care preparations, which comprise about 80% of the segment's sales in 1996, and 75% in both 1995 and 1994, and deodorants, anti-perspirants and other toiletries and beauty aids.

Unallocated expenses principally consist of general administrative expenses and net interest income. Other assets are principally cash and cash equivalents, time deposits and marketable securities and insurance recoverable. Inter-area sales by geographic area for the years ended December 31, 1996, 1995 and 1994, respectively, were:
United States - $1,210 million, $977 million and $867 million; Europe, Mid-East and Africa - $692 million, $542 million and $428 million; Other Western Hemisphere - $59 million, $49 million and $37 million; and Pacific - $25 million, $21 million and $28 million. These sales are usually billed at or above manufacturing costs.

Net assets relating to operations outside the United States amounted to $3,057 million, $2,609 million and $2,286 million at December 31, 1996, 1995 and 1994, respectively.

                       BRISTOL-MYERS SQUIBB COMPANY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (dollars in millions)


INDUSTRY SEGMENTS                   Net Sales                  Profit(a)
-----------------           -----------------------   ------------------------
                               1996    1995    1994     1996     1995     1994
                            ------- ------- -------   ------   ------   ------
Pharmaceutical Products     $ 8,702 $ 7,810 $ 6,970   $2,871   $2,351   $2,270
Nonprescription
 Health Products              2,750   2,495   2,043      548      471      456
Medical Devices               1,860   1,906   1,685      562      510      497
Toiletries & Beauty Aids      1,753   1,556   1,286      241      136      168
                            ------- ------- -------   ------   ------   ------
Net sales and
 operating profit           $15,065 $13,767 $11,984   $4,222   $3,468   $3,391
                            ======= ======= =======   ======   ======   ======


GEOGRAPHIC AREAS                    Net Sales                  Profit(b)
----------------            -----------------------   ------------------------
                               1996    1995    1994     1996     1995     1994
                            ------- ------- -------   ------   ------   ------
United States               $ 9,661 $ 8,662 $ 7,846   $2,688   $2,392   $2,360
Europe, Mid-East and
  Africa                      4,520   4,074   3,139    1,147      833      675
Other Western Hemisphere      1,307   1,097   1,039      193      152      213
Pacific                       1,563   1,523   1,320      135      147      179
Inter-area eliminations      (1,986) (1,589) (1,360)      59      (56)     (36)
                             ------ ------- -------   ------   ------   ------
Net sales and
 operating profit           $15,065 $13,767 $11,984    4,222    3,468    3,391
                            ======= ======= =======
Unallocated expenses(c)                                 (209)  (1,066)    (836)
                                                      ------   ------   ------
Earnings before
   income taxes                                       $4,013   $2,402   $2,555
                                                      ======   ======   ======

(a) The 1995 operating profit of the Company's industry segments included the provision for restructuring as follows: Pharmaceutical Products - $252 million; Nonprescription Health Products - million; Medical Devices - $22 million; and Toiletries and Beauty Aids - $30 million.

(b) The earnings before income taxes included the 1995 provision for restructuring as follows: United States - $66 million; Europe, Mid-East and Africa - $211 million; Other Western Hemisphere - $15 million; and Pacific - $18 million.

(c) Unallocated expenses included a special charge for pending and future product liability claims of $950 million and $750 million in 1995 and 1994, respectively.

                     BRISTOL-MYERS SQUIBB COMPANY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (dollars in millions)

INDUSTRY SEGMENTS                              Year-End Assets
-----------------                        ---------------------------
                                            1996      1995      1994
                                         -------    ------    ------
Pharmaceutical Products                  $ 6,319    $5,497    $5,180
Nonprescription Health Products            1,992     1,800     1,635
Medical Devices                            1,382     1,414     1,033
Toiletries and Beauty Aids                   786       669       663
                                         -------    ------    ------
Identifiable segment assets              $10,479    $9,380    $8,511
                                         =======    ======    ======

GEOGRAPHIC AREAS                               Year-End Assets
----------------                         ---------------------------
                                            1996      1995      1994
                                         -------   -------   -------
United States                            $ 5,948   $ 5,254   $ 4,669
Europe, Mid-East and Africa                3,344     3,157     2,894
Other Western Hemisphere                     740       462       416
Pacific                                    1,026     1,032       949
Inter-area eliminations                     (579)     (525)     (417)
                                         -------   -------   -------
Identifiable geographic assets            10,479     9,380     8,511

Other assets(d)                            4,206     4,549     4,399
                                         -------   -------   -------
Total assets                             $14,685   $13,929   $12,910
                                         =======   =======   =======

                                       Capital
INDUSTRY SEGMENTS                    Expenditures           Depreciation
-----------------                 ------------------      ----------------
                                  1996   1995   1994      1996  1995  1994
                                  ----   ----   ----      ----  ----  ----
Pharmaceutical Products           $408   $336   $379      $235  $228  $205
Nonprescription Health
  Products                          72     78    112        61    46    38
Medical Devices                     36     47     37        43    42    38
Toiletries and Beauty Aids          70     33     26        27    26    23
                                  ----   ----   ----      ----  ----  ----
Identifiable industry
  totals                           586    494    554       366   342   304
Other                               21     23     23        21    23    24
                                  ----   ----   ----      ----  ----  ----
Consolidated totals               $607   $517   $577      $387  $365  $328
                                  ====   ====   ====      ====  ====  ====

(d) Other Assets included Insurance Recoverable related to the 1993 special charge of $853 million, $959 million and $968 million in 1996, 1995 and 1994, respectively.

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

Cost for the Company's defined benefit plans included the following components:

                                                       Year Ended December 31,
                                                      ------------------------
                                                       1996      1995     1994
                                                      -----     -----    -----
Service cost - benefits earned during the year        $ 127     $ 101    $ 114
Interest cost on projected benefit obligation           191       183      166
Actual (earnings) losses on plan assets                (359)     (406)      11
Net amortization and deferral                           171       213     (158)
                                                      -----     -----    -----
Net pension expense                                   $ 130     $  91    $ 133
                                                      =====     =====    =====

The weighted average actuarial assumptions for the Company's pension plans were as follows:

                                                             December 31,
                                                      ------------------------
                                                       1996      1995     1994
                                                      -----     -----    -----
Discount rate                                          7.8%      7.3%     8.8%
Compensation increase                                  4.8%      4.5%     5.3%
Long-term rate of return                              10.0%     10.0%    10.0%

                         BRISTOL-MYERS SQUIBB COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (dollars in millions)


The funded status of the plans was as follows:
                                                       December 31,
                                                  ----------------------------
                                                      1996      1995      1994
                                                  --------   -------   -------
Actuarial present value of
  accumulated benefit obligation:
    Vested                                        $ (2,044)  $(2,059)  $(1,624)
    Non-vested                                        (252)     (217)     (178)
                                                   -------   -------   -------
                                                  $ (2,296)  $(2,276)  $(1,802)
                                                   =======   =======   =======


Total projected benefit obligation                $ (2,734)  $(2,689)  $(2,138)
Plan assets at fair value                            2,596     2,307     1,836
                                                   -------   -------   -------
Plan assets less than projected benefit
  obligation                                          (138)     (382)     (302)
Unamortized net assets at adoption                     (62)      (76)      (90)
Unrecognized prior service cost                         67        78        89
Unrecognized net losses                                235       516       309
Adjustment required to recognize minimum
  pension liability in Other Assets                    (26)      (48)      (23)
                                                   -------   -------   -------

Prepaid (Accrued) pension expense                  $    76   $    88   $   (17)
                                                   =======   =======   =======


Plan assets less than projected benefit obligation included $184 million, $150 million and $120 million in an unfunded benefit equalization plan at December 31, 1996, 1995 and 1994, respectively.

In 1995, the increase in total projected benefit obligation was due to a lower discount rate and the increase in plan assets was due to significantly higher earnings and cash contributions.

                      BRISTOL-MYERS SQUIBB COMPANY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (dollars in millions)




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

Cost for the Company's postretirement benefit plans included the following components:
                                                                Year Ended
                                                               December 31,
                                                           -------------------
                                                           1996    1995   1994
                                                           ----    ----   ----
Service cost - benefits earned during the year             $  9    $  8   $  9
Interest cost on accumulated postretirement
  benefit obligation                                         34      41     37
Actual earnings on plan assets                              (13)    (11)     -
Net amortization and deferral                                 6       7     (2)
                                                           ----    ----   ----
Net postretirement benefit expense                         $ 36    $ 45   $ 44
                                                           ====    ====   ====

The status of the plans was as follows:
                                                               December 31,
                                                          --------------------
                                                           1996    1995   1994
                                                          -----   -----  -----
Accumulated postretirement benefit obligation:
  Retirees                                                $(347)  $(403) $(386)
  Fully eligible active plan participants                   (17)    (17)   (13)
  Other active plan participants                           (147)   (159)  (118)
                                                          -----   -----  -----
                                                           (511)   (579)  (517)
Plan assets at fair value                                    89      74     41
                                                          -----   -----  -----
Accumulated postretirement benefit obligation
  in excess of plan assets                                 (422)   (505)  (476)
Unrecognized prior service cost                               5       3      1
Unrecognized net (gain) losses                              (56)     38     10
                                                          -----   -----  -----
Accrued postretirement benefit expense                    $(473)  $(464) $(465)
                                                          =====   =====  =====

                       BRISTOL-MYERS SQUIBB COMPANY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (dollars in millions)


For measurement purposes, an annual rate of increase in the per capita cost of covered health care benefits of 8.4% for participants under age 65 and 7.4% for participants age 65 and over was assumed for 1997; the rate was assumed to decrease gradually to 5.0% in 2007 and to remain at that level thereafter. Increasing the assumed medical care cost trend rates by 1 percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1996 by $25 million and the aggregate of the service and interest cost components of net postretirement benefit expense for the year then ended by $2 million. The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.8% in 1996, 7.3% in 1995 and 8.8% in 1994.

Plan assets principally consist of equity securities and fixed income securities. The expected long-term rate of return on plan assets was 10.0% in 1996, 1995 and 1994.


Note 15  CONTINGENCIES
----------------------

Various lawsuits, claims and proceedings of a nature considered normal to its businesses are pending against the Company and certain of its subsidiaries. The most significant of these are described below.

Breast Implant Litigation
-------------------------

As of December 31, 1996, approximately 22,000 plaintiffs had filed suit against the Company, its subsidiary, Medical Engineering Corporation (MEC), and certain other subsidiaries, in federal and state courts and in certain Canadian provincial courts, alleging damages for personal injuries of various types resulting from polyurethane covered breast implants and smooth walled breast implants. The Company, MEC and certain other defendants are participants in a settlement program originally approved on September 1, 1994, and revised on December 22, 1995, by the Federal District Court in Birmingham, Alabama. A number, yet unknown, of these plaintiffs have participated or are expected to participate in the revised settlement, and thereby discontinue their lawsuits. Separate class action settlements have been approved in the provincial courts of Ontario and Quebec, and an agreement has been reached under which other foreign breast implant recipients may settle their claims. Approximately 7,100 domestic class members with implants of all manufacturers, including manufacturers not participating in the revised settlement, opted out of the class action settlement approved in 1994. Of this group, the Company has identified approximately 2,300 domestic opt-outs with active claims based upon alleged MEC implants. In connection with the revised settlement, the claims office reports that, as of December 16, 1996, over 122,000 registered class members have submitted proof of manufacturer documentation. The claims office also reports that, as of December 16, 1996, over 52,000 of these registrants had been sent Notification of Status letters advising them of their status in the settlement. Of recipients of such letters, over 35,000 have proved that they have an implant of one of three settling defendants (or their subsidiaries or predecessor companies) and have chosen to participate in the settlement, while approximately 3,300 opted out. The decisions of the

                       BRISTOL-MYERS SQUIBB COMPANY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (dollars in millions)

remaining recipients of Notification of Status letters were not reported as of December 31, 1996. The claims office also reports that approximately 8,000 domestic class members (with implants of all manufacturers) opted out after receiving the initial notice of the revised settlement in early 1996. Because the opt-out period has not expired for most class members, and because our information is incomplete, it is not possible at this time to estimate with any reasonable precision the total number of women who will opt out of the revised settlement.

The cost of the settlement is dependent upon complex and varying factors, including the number of class members that participate in the settlement, the kinds of claims approved and their dollar value. The cost to the company of resolving opt-out claims is also subject to a number of complex uncertainties in addition to the unknown quantity and quality of such claims. In connection with breast implant product liability claims, the company recorded special charges in 1993 of $500 million before taxes, $310 million after taxes, or $.30 per share, in 1994 of $750 million before taxes, $488 million after taxes, or $.48 per share, and in 1995 of $950 million before taxes, $590 million after taxes, or $.58 per share. The 1993 special charge consisted of $1.5 billion (recorded as Product Liability), offset by $1.0 billion of expected insurance proceeds (recorded as Insurance Recoverable).

In light of the continuing uncertainties attendant to these and other factors (including insurance recoveries), it is difficult at this time to estimate with any precision the cost of the breast implant product liability claims to the Company. An additional future charge to earnings might be required as additional information relating to the revised settlement and the litigation becomes known.

Other Actions
-------------

The Company, one of its subsidiaries, and others are or have been defendants in a number of antitrust actions in various states filed on behalf of purported statewide classes of indirect purchasers of infant formula products and by the Attorneys General of Louisiana, Minnesota and Mississippi, alleging a price fixing conspiracy and other violations of state antitrust or deceptive trade practice laws and seeking penalties and other relief. On June 7, 1996, the Company reached a settlement covering all the then pending infant formula indirect purchaser cases except the case in Massachusetts and the case brought by the Louisiana Attorney General.
On September 29, 1996, a federal district court in Tallahassee, Florida, entered an order in favor of the defendants, effectively dismissing the Louisiana Attorney General action. No appeal was taken from that decision. In December 1996, the company entered an agreement in principle to settle the Massachusetts action. Final court approval of the above settlements has been granted in every case except those pending in Louisiana, Massachusetts, Michigan and Nevada. In Louisiana on January 21, 1997, the court entered an order disapproving the settlement. In the other jurisdictions, joint motions for final approval of the settlement have either not yet been filed (Massachusetts) or not yet been ruled upon (Michigan and Nevada).

                       BRISTOL-MYERS SQUIBB COMPANY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (dollars in millions)

As of December 31, 1996, the Company is a defendant in over 100 actions brought against the Company and more than 30 other pharmaceutical manufacturers, drug wholesalers and pharmacy benefit managers in various federal district courts by certain chain drugstores, supermarket chains and independent drugstores, suing either individually or as representatives of a nationwide class of retail pharmacies that has been certified. These cases, which have been coordinated for pretrial purposes, all seek treble damages and injunctive relief on account of alleged antitrust violations in the pricing and marketing of brand name prescription drugs. Plaintiffs in the class action have indicated that they intend to claim damages, before trebling, ranging from 5% to approximately 20% of the value of their purchases of brand name prescription drugs from defendants since October 15, 1989. It is estimated that the class represents approximately two-thirds of retail pharmacy purchases of brand name prescription drugs during the alleged damages period. The Company, without admitting any wrongdoing, reached an amended agreement as of May 1, 1996, to settle the class action. The settlement, as amended, has been approved by the court, and purported appeals from that approval are pending. Federal cases brought by retail pharmacies that have opted out of the class remain pending. The largest opt-out retailer plaintiffs have purported to quantify their conspiracy damage claims against the defendants, including the Company, asserting damages aggregating approximately $2.4 billion before trebling. Cases brought by retail pharmacies in state court under state law alleging similar grounds are proceeding in California, Alabama, Wisconsin and Minnesota. Cases brought by consumers in state court under state law alleging similar grounds have been brought in California, Washington, Colorado, New York, Arizona, Maine, Alabama, Michigan, Minnesota, Wisconsin, the District of Columbia, Kansas and Florida.

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

                       BRISTOL-MYERS SQUIBB COMPANY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (dollars in millions, except per share amounts)



Note 18  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
------------------------------------------------------


                                   First   Second    Third   Fourth
                                 Quarter  Quarter  Quarter  Quarter      Year
                                 -------  -------  -------  -------   -------
1996:
Net Sales                         $3,669   $3,696   $3,745   $3,955   $15,065
Gross Profit                       2,734    2,734    2,742    2,890    11,100
Net Earnings                         726      655      753      716     2,850
Earnings Per Common Share            .72      .65      .75      .71      2.84

1995:
Net Sales                         $3,301   $3,445   $3,413   $3,608   $13,767
Gross Profit                       2,424    2,536    2,483    2,687    10,130
Net Earnings/(Loss)*                 657      608      689     (142)    1,812
Earnings/(Loss) Per
   Common Share*                     .65      .60      .68     (.14)     1.79



* In 1995, the fourth quarter and annual results included a charge of $950 million ($590 million after taxes, or $.58 per share) for pending and future product liability claims, and a provision for restructuring of $310 million ($198 million after taxes).

                     REPORT OF INDEPENDENT ACCOUNTANTS
                     ---------------------------------


To the Board of Directors
and Stockholders of
Bristol-Myers Squibb Company



In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page 55 present fairly, in all material respects, the financial position of Bristol-Myers Squibb Company and its subsidiaries at December 31, 1996, 1995 and 1994, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ Price Waterhouse LLP
------------------------

1177 Avenue of the Americas
New York, New York  10036


January 22, 1997

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                               PART III
                               --------

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

(a) Reference is made to the Proxy Statement for the Annual Meeting of Stockholders on May 6, 1997 with respect to the Directors of the Registrant which is incorporated herein by reference and made a part hereof in response to the information required by Item 10.

(b) The information required by Item 10 with respect to the Executive Officers of the Registrant has been included in Part IA of this Form 10-K Annual Report in reliance on General Instruction G of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

Item 11.  EXECUTIVE COMPENSATION.

Reference is made to the Proxy Statement for the Annual Meeting of Stockholders on May 6, 1997 with respect to Executive Compensation which is incorporated herein by reference and made a part hereof in response to the information required by Item 11.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

Reference is made to the Proxy Statement for the Annual Meeting of Stockholders on May 6, 1997 with respect to the security ownership of certain beneficial owners and management which is incorporated herein by reference and made a part hereof in response to information required by
Item 12.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Reference is made to the Proxy Statement for the Annual Meeting of Stockholders on May 6, 1997 with respect to certain relationships and related transactions which is incorporated herein by reference and made a part hereof in response to the information required by Item 13.

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

                                                                       Page
                                                                     Number
                                                                     ------
(a)
    1. Financial Statements                                           28-31
       Notes to Consolidated Financial Statements                     32-52
       Report of Independent Accountants                                 53

     2.  Financial Statement Schedules

                                                        Schedule      Page
                                                         Number      Number
                                                        --------     ------

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

   3b. Bylaws of Bristol-Myers Squibb Company, as amended through November 5, 1996, filed herewith.

   4a. Letter of Agreement dated March 28, 1984 (incorporated herein by reference to Exhibit 4 to Form 10-K for the fiscal year ended December 31, 1983).

   4b. Rights Agreement, dated as of December 4, 1987, between Bristol-Myers Squibb Company and Manufacturers Hanover Trust Company, as amended (incorporated herein by reference to Exhibit 1 to the Form 8-A dated December 10, 1987 and Exhibit 1 to the Form 8 dated July 27, 1989) and Rights Agreement Certificate, filed herewith.

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

   4d.    Form of 7.15% Debenture Due 2023 of Bristol-Myers Squibb Company

          (incorporated herein by reference to Exhibit 4.2 to the Form 8-K dated May 27, 1993, and filed on June 3, 1993).

   4e. Form of 6.80% Debenture Due 2026 of Bristol-Myers Squibb Company, filed herewith.

**10a. Bristol-Myers Squibb Company 1997 Stock Incentive Plan, filed herewith.

**10b. Bristol-Myers Squibb Company Executive Performance Incentive Plan, filed herewith.

**10c. Bristol-Myers Squibb Company 1983 Stock Option Plan, as Amended and Restated as of September 10, 1996, filed herewith.

**10d. Squibb Corporation 1982 Option, Restricted Stock and Performance Unit Plan, as amended (incorporated herein by reference to Exhibit 10b to the Form 10-K for the fiscal year ended December 31, 1993).

**10e. Squibb Corporation 1986 Option, Restricted Stock and Performance Unit Plan, as amended (as adopted, incorporated herein by reference to Exhibit 10k to the Squibb Corporation Form 10-K for the fiscal year ended December 31, 1988, File No. 1-5514; as amended effective July 1, 1993, and incorporated herein by reference to Exhibit 10c to the Form 10-K for the fiscal year ended December 31, 1993).

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

**10g. Benefit Equalization Plan of Bristol-Myers Squibb Company and its Subsidiary or Affiliated Corporations Participating in the Bristol-Myers Squibb Company Retirement Income Plan or the Bristol-Myers Squibb Puerto Rico, Inc. Retirement Income Plan, as amended (as amended and restated as of January 1, 1993, as amended effective October 1, 1993, incorporated herein by reference to
          Exhibit 10e to the Form 10-K for the fiscal year ended December 31, 1993; and as amended effective February 1, 1995, incorporated herein by reference to Exhibit 10e to the Form 10-K for the fiscal year ended December 31, 1996).

**10h. Benefit Equalization Plan of Bristol-Myers Squibb Company and its Subsidiary or Affiliated Corporations Participating in the Bristol-Myers Squibb Company Savings and Investment Program, as amended (as amended and restated as of May 1, 1990, incorporated herein by reference to Exhibit 19d to the Form 10-K for the fiscal year ended December 31, 1990; as amended as of January 1, 1991, incorporated herein by reference to Exhibit 19g to the Form 10-K for the fiscal year ended December 31, 1990; as amended as of January 1, 1991, incorporated herein by reference to Exhibit 19e to the Form 10-K for the fiscal year ended December 31, 1991, as amended as of October 1, 1994, incorporated herein by reference to Exhibit 10f to the Form 10-K for the fiscal year ended December 31, 1994).

**10i. Squibb Corporation Supplementary Pension Plan, as amended (as previously amended and restated, incorporated herein by reference to
          Exhibit 19g to the Form 10-K for the fiscal year ended December 31, 1991; as amended as of September 14, 1993, and incorporated herein by reference to Exhibit 10g to the Form 10-K for the fiscal year ended December 31, 1993).

**10j. Bristol-Myers Squibb Company Restricted Stock Award Plan, as amended (as adopted on November 7, 1989, incorporated herein by reference to Exhibit 10t to the Form 10-K for the fiscal year ended December 31, 1989; as amended on December 4, 1990, incorporated herein by reference to Exhibit 19a to the Form 10-K for the fiscal year ended December 31, 1990; as amended effective July 1, 1993, incorporated herein by reference to Exhibit 10h to the Form 10-K for the fiscal year ended December 31, 1993; as amended effective December 6, 1994, incorporated herein by reference to Exhibit 10h to the Form 10-K for the fiscal year ended December 31, 1994).


**10k. Bristol-Myers Squibb Company Retirement Income Plan for Non-Employee Directors, as amended to March 5, 1996, filed herewith.

**10l. Bristol-Myers Squibb Company 1987 Deferred Compensation Plan for Non-Employee Directors, as amended to January 13, 1997, filed herewith.

**10m. Bristol-Myers Squibb Company Non-Employee Directors' Stock Option Plan, as amended (as approved by the Stockholders on May 1, 1990, incorporated herein by reference to Exhibit 28 to Registration Statement No. 33-38587 on Form S-8; as amended May 7, 1991, incorporated herein by reference to Exhibit 19c to the Form 10-K for the fiscal year ended December 31, 1991).

**10n. Squibb Corporation Deferral Plan for Fees of Outside Directors, as amended (as adopted, incorporated herein by reference to Exhibit 10e to the Squibb Corporation Form 10-K for the fiscal year ended December 31, 1987, File No. 1-5514; as amended effective December 31, 1991, incorporated herein by reference to Exhibit 10m to the Form 10-K for the fiscal year ended December 31, 1992).

**10o. Amendment to all of the Company's plans, agreements, legal documents and other writings, pursuant to action of the Board of Directors on October 3, 1989, to reflect the change of the Company's name to Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 10v to the Form 10-K for the fiscal year ended December 31,
          1989).

  11.     Computation of Per Share Earnings (filed herewith).

  21.     Subsidiaries of the Registrant (filed herewith).

  23.     Consent of Price Waterhouse LLP(filed herewith).

  27.     Bristol-Myers Squibb Company Financial Data Schedule
          (filed herewith).

  99.     Additional Exhibit (filed herewith).

(b)  Reports on Form 8-K

              None.

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


                                   BRISTOL-MYERS SQUIBB COMPANY
                                           (Registrant)


                                   By /s/    Charles A. Heimbold, Jr.
                                   ----------------------------------
                                        Charles A. Heimbold, Jr.
                                       Chairman of the Board and
                                        Chief Executive Officer

                                            March 31, 1997
                                   ----------------------------------
                                                 Date


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     Signature                          Title                   Date
     ---------                          -----                   --------------

                                Chairman of the Board,
                                Chief Executive Officer
                                and Director (Principal
/s/ Charles A. Heimbold, Jr.    Executive Officer)              March 31, 1997
-----------------------------
   (Charles A. Heimbold, Jr.)

                                Chief Financial Officer
                                and Senior Vice President
                                Corporate Staff(Principal
/s/ Michael F. Mee              Financial Officer)              March 31, 1997
-----------------------------
   (Michael F. Mee)



                                Controller and Vice
                                President, Corporate
                                Staff(Principal
/s/ Frederick S. Schiff         Accounting Officer)             March 31, 1997
-----------------------------
   (Frederick S. Schiff)

     Signature                          Title                   Date
     ---------                          -----                   -------------


/s/  Robert E. Allen            Director                        March 31, 1997
-----------------------------
    (Robert E. Allen)


                                Executive Vice
/s/  Michael E. Autera          President and Director          March 31, 1997
-----------------------------
    (Michael E. Autera)


/s/  Ellen V. Futter            Director                        March 31, 1997
-----------------------------
    (Ellen V. Futter)


/s/  Louis V. Gerstner, Jr.     Director                        March 31, 1997
-----------------------------
    (Louis V. Gerstner, Jr.)


/s/  John D. Macomber           Director                        March 31, 1997
-----------------------------
    (John D. Macomber)


/s/  James D. Robinson III      Director                        March 31, 1997
-----------------------------
    (James D. Robinson III)


/s/  Andrew C. Sigler           Director                        March 31, 1997
-----------------------------
    (Andrew C. Sigler)


/s/  Louis W. Sullivan, M.D.    Director                        March 31, 1997
-----------------------------
    (Louis W. Sullivan, M.D.)


                                Executive Vice President,
                                President Worldwide
                                Medicines Group and
/s/ Kenneth E. Weg              Director                        March 31, 1997
----------------------------
    (Kenneth E. Weg)

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

       Exhibit Number and Description                              Page
       ------------------------------                              ----

 3a.   Restated Certificate of Incorporation of Bristol-           *
       Myers Squibb Company (incorporated herein by reference to Exhibit 4a to Registration Statement
       No. 33-33682 on Form S-3).

 3b.   Bylaws of Bristol-Myers Squibb Company, as amended         E-1-1
         through November 5, 1996.

   4a.   Letter of Agreement dated March 28, 1984                     *
         (incorporated herein by reference to Exhibit 4 to Form 10-K for the fiscal year ended December 31,1983).

   4b.   Rights Agreement Certificate.                              E-2-1

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

   4e.   Form of 6.80% Debenture Due 2026 of Bristol-Myers          E-3-1
         Squibb Company.

         Exhibit Number and Description                              Page
         ------------------------------                              ----

** 10a.  Bristol-Myers Squibb Company 1997 Stock Incentive          E-4-1
         Plan.

** 10b.  Bristol-Myers Squibb Company Executive Performance         E-5-1
         Incentive Plan.

** 10c.  Bristol-Myers Squibb Company 1983 Stock Option Plan,       E-6-1
         as Amended and Restated as of September 10, 1996.

** 10d.  Squibb Corporation 1982 Option, Restricted Stock             *
         and Performance Unit Plan, as amended (incorporated by reference to Exhibit 10b to the Form 10-K for the fiscal year ended December 31, 1993).

** 10e.  Squibb Corporation 1986 Option, Restricted Stock             *
         and Performance Unit Plan, as amended (as adopted, incorporated herein by reference to Exhibit 10k to the Squibb Corporation Form 10-K for the fiscal year ended December 31, 1988, File No. 1-5514, as amended July 1, 1993, incorporated herein by reference to Exhibit 10c to the Form 10-K for the fiscal year ended December 31, 1993).

** 10f.  Bristol-Myers Squibb Company Performance Incentive           *
         Plan, as amended (as adopted, incorporated herein by reference to Exhibit 2 to the Form 10-K for the fiscal year ended December 31, 1978; as amended as of January 8, 1990, incorporated herein by reference to Exhibit 19b to the Form 10-K for the fiscal year ended December 31, 1990; as amended on April 2, 1991, incorporated herein by reference to Exhibit 19b to the Form 10-K for the fiscal year ended December 31, 1991; as amended effective on January 1, 1994, and incorporated herein by reference to Exhibit 10d to the Form 10-K for the fiscal year ended December 31, 1994).

** 10g.  Benefit Equalization Plan of Bristol-Myers Squibb            *
         Company and its Subsidiary or Affiliated
         Corporations Participating in the Bristol-Myers
         Squibb Company Retirement Income Plan or the
         Bristol-Myers Squibb Puerto Rico, Inc. Retirement
         Income Plan, as amended (as amended and restated as of January 1, 1993, as amended effective October 1,
         1993, incorporated herein by reference to Exhibit
         10e to the Form 10-K for the fiscal year ended
         December 31, 1993 and amended effective February 1,
         1995, incorporated by reference to Exhibit 10e to the Form 10-K for the fiscal year ended
         December 31, 1995).

         Exhibit Number and Description                              Page
         ------------------------------                              ----

** 10h.  Benefit Equalization Plan of Bristol-Myers Squibb            *
         Company and its Subsidiary or Affiliated Corporations
         Participating in the Bristol-Myers Squibb Company
         Savings and Investment Program, as amended (as amended and restated as of May 1, 1990, incorporated herein by reference to Exhibit 19d to the Form 10-K for the fiscal year ended December 31, 1990; as amended as of January 1, 1991, incorporated herein by reference to Exhibit 19g to the Form 10-K for the fiscal year ended December 31, 1990; as amended as of January 1, 1991, incorporated herein by reference to Exhibit 19e to the Form 10-K for the fiscal year ended December 31, 1991; as amended as of October 1, 1994, incorporated herein by reference to Exhibit
         10f of the Form 10-K for the fiscal year ended
         December 31, 1994).

** 10i.  Squibb Corporation Supplementary Pension Plan, as            *
         amended (as previously amended and restated, incorporated herein by reference to Exhibit 19g to the Form 10-K for the fiscal year ended December 31, 1991; as amended on September 14, 1993, incorporated by reference to Exhibit 10g to the Form 10-K for the fiscal year ended December 31, 1993).

** 10j.  Bristol-Myers Squibb Company Restricted Stock Award          *
         Plan, as amended (as adopted on November 7, 1989, incorporated herein by reference to Exhibit 10t to the Form 10-K for the fiscal year ended December 31, 1989; as amended on December 4, 1990, incorporated herein by reference to Exhibit 19a to the Form 10-K for the fiscal year ended December 31, 1990; as amended July 1, 1993, incorporated by reference to
         Exhibit 10h to the Form 10-K for the fiscal year ended December 31, 1993; as amended effective
         December 6, 1994, incorporated by reference to
         Exhibit 10h to the Form 10-K for the fiscal year
         Ended January 31, 1994).

** 10k.  Bristol-Myers Squibb Company Retirement Income Plan        E-7-1
         for Non-Employee Directors, as amended to March 5,1996.

** 10l.  Bristol-Myers Squibb Company 1987 Deferred                 E-8-1
         Compensation Plan for Non-Employee Directors, as amended to January 13, 1997.

         Exhibit Number and Description                              Page
         ------------------------------                              ----

** 10m.  Bristol-Myers Squibb Company Non-Employee Directors'         *
         Stock Option Plan, as amended (as approved by the Stockholders on May 1, 1990, incorporated herein by reference to Exhibit 28 to Registration Statement
         No. 33-38587 on Form S-8; as amended May 7, 1991, incorporated herein by reference to Exhibit 19c to the Form 10-K for the fiscal year ended December 31,
         1991).

** 10n.  Squibb Corporation Deferral Plan for Fees of Outside         *
         Directors, as amended (as adopted, incorporated herein by reference to Exhibit 10e to the Squibb
         Corporation Form 10-K for the fiscal year ended
         December 31, 1987, File No. 1-5514; as amended effective December 31, 1991, incorporated herein by reference to Exhibit 10m to the Form 10-K for the fiscal year ended December 31, 1992).

** 10o.  Amendment to all of the Company's plans, agreements,         *
         legal documents and other writings, pursuant to action of the Board of Directors on October 3, 1989, to reflect the change of the Company's name to Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 10v to the Form 10-K for the fiscal year ended December 31, 1989).

   11.   Computation of Per Share Earnings.                         E-9-1

   21.   Subsidiaries of the Registrant.                           E-10-1

   23.   Consent of Price Waterhouse LLP.                          E-11-1

   27.   Bristol-Myers Squibb Company Financial                    E-12-1
         Data Schedule

   99.   Additional Exhibit                                        E-13-1

                                                                SCHEDULE II
                                                                -----------
                      BRISTOL-MYERS SQUIBB COMPANY
                VALUATION AND QUALIFYING ACCOUNTS
                      (dollars in millions)



                                       Additions
                          Balance at  charged to     Deductions-   Balance at
                           beginning   costs and      bad debts        end
Description                of period    expenses    written off     of period
---------------           ----------  ----------   ------------   -----------

Allowances for
  discounts and
  doubtful accounts:
For the year ended
  December 31, 1996             $100         $39            $32          $107
                          ==========  ==========   ============   ===========

For the year ended
  December 31, 1995              $77         $31             $8          $100
                          ==========  ==========   ============   ===========

For the year ended
  December 31, 1994              $80         $31            $34           $77
                          ==========  ==========   ============   ===========