Form 10-Q
period 1997-03-31
BRISTOL MYERS SQUIBB CO
filed 1997-05-15
CIK 14272

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549


                                FORM 10-Q


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997


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

Yes  [ X ]            No  [   ]



At March 31, 1997, there were 999,876,385 shares outstanding of the Registrant's $.10 par value Common Stock.

                      BRISTOL-MYERS SQUIBB COMPANY


                           INDEX TO FORM 10-Q


                             March 31, 1997



                                                            Page No.
                                                           ---------
Part I - Financial Information:

  Condensed Financial Statements (Unaudited):

  Consolidated Balance Sheet - March 31, 1997
    and December 31, 1996                                      2 - 3

  Consolidated Statement of Earnings for the three
    months ended March 31, 1997 and 1996                           4

  Consolidated Statement of Cash Flows for the three
    months ended March 31, 1997 and 1996                           5

  Management's Discussion and Analysis of Financial
    Condition and Results of Operations                       6 - 10


Part II - Other Information                                  11 - 14

Signatures                                                        15

                        BRISTOL-MYERS SQUIBB COMPANY
               CONDENSED CONSOLIDATED BALANCE SHEET - ASSETS
          (Unaudited, in millions of dollars except share amounts)



                                              March 31,      December 31,
                                                1997               1996
                                             ----------      ------------

Current Assets:
  Cash and cash equivalents                     $ 1,807           $ 1,681
  Time deposits and marketable
    securities                                      495               504
  Receivables, net of allowances                  2,715             2,651

  Finished goods                                  1,052               994
  Work in process                                   230               223
  Raw and packaging materials                       456               452
                                             ----------        ----------
  Inventories                                     1,738             1,669

  Prepaid expenses                                1,035             1,023
                                             ----------        ----------
    Total Current Assets                          7,790             7,528
                                             ----------        ----------

Property, Plant and Equipment                     6,645             6,646

Less: Accumulated depreciation                    2,723             2,682
                                             ----------        ----------
                                                  3,922             3,964
                                             ----------        ----------

Insurance Recoverable                               809               853

Excess of cost over net tangible assets
  received in business acquisitions               1,531             1,508

Other Assets                                        808               832
                                             ----------        ----------

  Total Assets                                  $14,860           $14,685
                                             ==========        ==========

                         BRISTOL-MYERS SQUIBB COMPANY
                   CONDENSED CONSOLIDATED BALANCE SHEET -
                     LIABILITIES AND STOCKHOLDERS' EQUITY
           (Unaudited, in millions of dollars except share amounts)

                                                March 31,    December 31,
                                                  1997            1996
                                               ----------    ------------
Current Liabilities:
  Short-term borrowings                           $   591         $   513
  Accounts payable                                  1,014           1,064
  Accrued expenses                                  1,925           1,962
  Product liability                                   800             800
  U.S. and foreign income taxes payable               811             711
                                               ----------      ----------
    Total Current Liabilities                       5,141           5,050

Product Liability                                     949           1,031

Other Liabilities                                   1,048           1,068

Long-Term Debt                                        961             966
                                               ----------      ----------
    Total Liabilities                               8,099           8,115
                                               ----------      ----------
Stockholders' Equity:
  Preferred stock, $2 convertible series:
    Authorized 10 million shares; issued
    and outstanding 14,709 in 1997 and
    15,245 in 1996, liquidation value
    of $50 per share                                    -               -

  Common stock, par value of $.10 per share:
    Authorized 2.25 billion shares; issued
    1,082,776,925 in 1997 and
    1,082,496,016 in 1996                             108             108

  Capital in excess of par value of stock             392             382

  Cumulative translation adjustments                 (441)           (361)

  Retained earnings                                 9,690           9,260
                                               ----------      ----------
                                                    9,749           9,389
  Less cost of treasury stock - 82,900,540
    common shares in 1997 and 81,806,550
    in 1996                                         2,988           2,819
                                               ----------      ----------
       Total Stockholders' Equity                   6,761           6,570
                                               ----------      ----------
  Total Liabilities and Stockholders' Equity      $14,860         $14,685
                                               ==========      ==========
                                 -3-

                           BRISTOL-MYERS SQUIBB COMPANY
                   CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
           (Unaudited, in millions of dollars except per share amounts)


                                                        Three Months Ended
                                                              March 31,
                                                       -------------------
                                                            1997      1996
                                                       ---------  --------

Net Sales                                                 $4,045    $3,669
                                                       ---------  --------
Expenses:

   Cost of products sold                                   1,078       935
   Marketing, selling, administrative
      and other                                            1,011       983
   Advertising and product promotion                         497       427
   Research and development                                  326       302
                                                       ---------  --------
                                                           2,912     2,647
                                                       ---------  --------

Earnings Before Income Taxes                               1,133     1,022

Provision for income taxes                                   323       296
                                                       ---------  --------

Net Earnings                                              $  810    $  726
                                                       =========  ========

Earnings Per Common Share                                   $.81      $.72
                                                       =========  ========


Average Common Shares Outstanding (in millions)              999     1,008
                                                       =========  ========


Dividends Per Common Share                                  $.38     $.375
                                                       =========  ========

                         BRISTOL-MYERS SQUIBB COMPANY
               CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                     (Unaudited, in millions of dollars)


                                                        Three Months Ended
                                                             March 31,
                                                      ---------------------
                                                           1997        1996
                                                      ---------   ---------
Cash Flows From Operating Activities:
     Net earnings                                       $  810      $  726
     Depreciation and amortization                         134         131
     Other operating items                                   8          (5)
     Receivables                                          (152)        (57)
     Inventories                                          (134)        (52)
     Accounts payable                                      (20)          6
     Accrued expenses                                      (67)         56
     Product liability                                     (82)       (142)
     Income taxes                                          118          60
     Other assets and liabilities                           72        (108)
                                                      --------    --------
     Net Cash Provided by Operating Activities             687         615
                                                      --------    --------
Cash Flows From Investing Activities:
     Proceeds from sales of time deposits
       and marketable securities                            42          59
     Purchases of time deposits and
       marketable securities                               (30)        (16)
     Additions to fixed assets                            (121)       (115)
     Acquisition of businesses                             (37)       (243)
     Other, net                                             11           4
                                                      --------    --------
     Net Cash Used in Investing Activities                (135)       (311)
                                                      --------    --------
Cash Flows From Financing Activities:
     Short-term borrowings                                 111         (38)
     Long-term debt                                          9          (1)
     Issuances of common stock under stock plans            94          40
     Purchases of treasury stock                          (253)       (264)
     Dividends paid                                       (380)       (379)
                                                      --------    --------
     Net Cash Used in Financing Activities                (419)       (642)
                                                      --------    --------

Effect of Exchange Rates on Cash                            (7)         (2)
                                                      --------    --------

Increase (Decrease) in Cash and Cash Equivalents           126        (340)
Cash and Cash Equivalents at Beginning of Period         1,681       1,645
                                                      --------    --------
Cash and Cash Equivalents at End of Period              $1,807      $1,305
                                                      ========    ========

                       BRISTOL-MYERS SQUIBB COMPANY
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (in millions of dollars, except per share amounts)

Basis of Presentation
---------------------

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal adjustments) necessary for a fair presentation of the financial position of Bristol-Myers Squibb Company (the "Company") at March 31, 1997 and December 31, 1996, the results of operations for the three months ended March 31, 1997 and 1996, and cash flows for the three months ended March 31, 1997 and 1996. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company's 1996 Annual Report on Form 10-K. In general, the business of the Company's industry segments is not seasonal.

First Quarter Results of Operations
-----------------------------------

Sales
-----

Worldwide sales for the first quarter of 1997 increased 10% over the prior
year to $4,045.   The consolidated sales growth resulted from a 12% increase due to volume and a 2% decrease due to the unfavorable effect of foreign currency translation. Changes in selling prices had no effect on total sales growth. Domestic sales increased 11% and international sales increased 9% (14% excluding the favorable effect of foreign currency translation). Worldwide sales for the first quarter of 1996 increased 11% compared to the first quarter of 1995.


Industry Segments
-----------------
                                                Three Months Ended March 31,
                                              ---------------------------------
                                                  Net Sales          % Change
                                              -----------------   -------------
                                                 1997      1996     1997   1996
                                              -------   -------   ------ ------
Pharmaceutical Products                        $2,416    $2,155     12 %   14 %
Nonprescription Health Products                   741       674     10 %   16 %
Toiletries and Beauty Aids                        453       402     13 %    8 %
Medical Devices                                   435       438     (1)%   (3)%
                                              -------   -------
      Total Company                            $4,045    $3,669     10 %   11 %
                                              =======   =======

                   BRISTOL-MYERS SQUIBB COMPANY
              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
       (in millions of dollars, except per share amounts)


Sales in the pharmaceutical products segment, which is the largest segment at 60% of total Company sales, increased 12% over the first quarter of 1996 to $2,416. Sales growth resulted from a 14% increase in volume and a 2% decrease due to the unfavorable effect of foreign exchange. Selling prices had no effect on sales for the quarter. Excluding sales of CAPOTEN*, sales of pharmaceutical products increased 20%. Sales of PRAVACHOL*, the Company's largest selling product, increased 48% to $374. PRAVACHOL* continues to benefit from the results of the landmark five-year West of Scotland Coronary Prevention Study and the five-year Cholesterol and Recurrent Events (CARE) trial, and from the PRAVACHOL* Public Awareness Program on First Heart Attack Prevention. This direct-to-consumer campaign is raising awareness about the risks of a first heart attack and is helping to motivate people to take action
with their physicians to reduce the risks.   Sales of TAXOL* (R) (paclitaxel),
the company's leading anti-cancer agent, increased 10% to $218 as compared to a strong first quarter in 1996. Sales of PARAPLATIN* increased 12% to $99. Glucophage, an oral medication for treatment of non-insulin dependent diabetes, sales increased 97% to $126. BUSPAR*, the Company's novel anti-anxiety agent, and SERZONE*, an antidepressant with a low incidence of side effects, recorded strong growth at 21% and 59%, respectively. Strong gains were also recorded for ZERIT* and VIDEX*, the Company's two antiretroviral agents, both of which have benefited from positive regulatory agency actions in the U.S., Canada and Europe and from ongoing clinical trials showing the efficacy of combination therapy. In January 1997, a new oral solution of ZERIT* was introduced, representing a significant addition to the limited therapeutic options available to treat HIV-infected infants and children. Sales of CEFZIL*, which received additional clearance from the U.S. Food and Drug Administration (FDA) for use in the treatment of acute bacterial sinusitis in adult and pediatric patients during the fourth quarter of 1996, increased 84% to $100. Strong growth of the anti-hypertensive MONOPRIL*, a second generation angiotensin converting enzyme (ACE) inhibitor with once-a-day dosage, increase 29% to
$75. Sales of MAXIPIME*, a fourth generation injectable cephalosporin, were $21, an increase of 122% over the prior year. Sales of the Oncology Therapeutics Network, a company acquired in September 1996, also contributed to the sales growth of the segment. Increases in sales of these products were partially offset by a 33% decline in sales of captopril, sold primarily under
the trademark CAPOTEN*.   This decrease is primarily due to the loss of its
patent exclusivity in the U.S. in February 1996. For the first quarter of 1996, sales of the pharmaceutical products segment increased 14% over the first quarter of 1995 as a result of increases in sales of TAXOL*, PRAVACHOL*, BUSPAR*, MONOPRIL*, SERZONE*, ZERIT* and VIDEX*, and the introductory sales of Glucophage and MAXIPIME*. The increases in sales of these products was partially offset by a decrease in sales of CAPOTEN*.




* Indicates brand names of products which are registered trademarks owned by the Company.

                  BRISTOL-MYERS SQUIBB COMPANY
               MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        (in millions of dollars, except per share amounts)


Sales of the nonprescription health products segment increased 10% to $741, reflecting a 12% increase due to volume, and a 2% decrease due to the unfavorable effect of foreign currency. Nutritional product sales increased 12%. Sales of ENFAMIL*, the Company's largest selling infant formula, as well as PROSOBEE*, NUTRAMIGEN* and LACTOFREE* special infant formulas performed well. Mead Johnson, the Company's nutritional division, continues to build on its leading share of the U.S. infant formula market. BOOST*, SUSTAGEN* and
SUSTACAL* nutritional beverages also contributed to sales growth.   Sales of
analgesics, increased primarily due to strong volume growth of EFFERALGAN*, DAFALGAN* and ASPIRINE UPSA* from the UPSA Group. KERI* skin care products and COMTREX* cough/cold remedies also contributed to domestic sales growth. During the first quarter, the Company received clearance from the FDA to market VAGISTAT-1*, the first and only one-dose over-the-counter (OTC) medication for vaginal yeast infections, which was launched in April 1997. For the first quarter of 1996, the nonprescription health products segment sales increased 16%, compared to the first quarter of 1995, primarily due to increased sales of infant formulas and analgesics.

Sales of the toiletries and beauty aids segment increased 13% over the prior year to $453, reflecting a 13% increase due to volume, a 1% increase due to selling prices, and a 1% decrease due to the unfavorable effect of foreign currency. Sales of hair care products increased due to strong market growth of HERBAL ESSENCES*, INFUSIUM 23* and SYSTEME BIOLAGE* complete lines of shampoos and conditioners. CLAIROL HYDRIENCE*, a unique water-based permanent haircolor, launched in June 1996, has achieved rapid market acceptance and exhibited strong sales growth. Also contributing to the growth of the Company's haircoloring products were NICE 'N EASY*, NATURAL INSTINCTS* and LASTING COLOR BY LOVING CARE*. Clairol is the U.S. haircoloring market leader and continues to expand its market share. SEA BREEZE* skin care products, experienced significant volume growth in the Japanese marketplace. BAN* antiperspirants and deodorants contributed to domestic sales growth. For the first quarter of 1996, sales of the toiletries and beauty aids segment increased 8% over the prior year, primarily due to increases in sales of haircoloring and hair care products.

In the medical devices segment, sales of $435 were 1% below prior year levels, reflecting a 4% increase due to volume, a 2% decrease due to selling prices and a 3% decrease due to the unfavorable effect of foreign currency translation. Sales of ostomy and DUODERM* wound care products increased 10% and 20%, respectively, due to volume growth in the U.S. and international markets. Zimmer achieved volume growth of 3% which was more than offset by significant pressure on price and the unfavorable effect of foreign exchange rate fluctuations. The Company's Zimmer knee and hip replacements, and ConvaTec's ostomy and modern wound care products, continue to be world market share leaders. For the first quarter of 1996, medical devices segment sales decreased 3% from the prior year, due to decreased sales of ostomy and wound care products and prosthetic implants.

                  BRISTOL-MYERS SQUIBB COMPANY
              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
       (in millions of dollars, except per share amounts)


Cost of Products Sold and Operating Expenses
--------------------------------------------

Total costs and expenses for the quarter ended March 31, 1997, as a percentage of sales, remained at prior year levels of approximately 72.0%. Cost of products sold increased to 26.7% of sales from 25.5% in 1996 due to changes in product sales mix. Expenditures for advertising and promotion in support of new and existing products increased 16% to $497 from $427 in 1996 and, as a percentage of sales, increased to 12.3% from 11.6% in 1996. This increase is primarily due to increased spending on direct-to-consumer campaigns for several pharmaceutical products as well as incremental support of toiletries and beauty aids. Marketing, selling, administrative and other expenses increased 3% to $1,011 and, as a percentage of sales, decreased to 25.0% in 1997 from 26.8% in 1996. Research and development expenses increased 8% to $326 from $302 in 1996, and as a percentage of sales, were 8.1% compared to 8.2%. Pharmaceutical research and development spending increased 12% over the first quarter of 1996. In 1996, pharmaceutical research and development spending increased 3% over the first quarter of 1995.

Earnings
--------

Earnings before income taxes for the first quarter increased 11% to $1,133 from $1,022 in 1996. The effective tax rate on earnings before taxes decreased to 28.5% in the first quarter of 1997 from 29.0% in 1996, reflecting the benefit of increased earnings in lower tax jurisdictions. Net earnings increased 12% to $810 from $726 and earnings per share increased 13% to $.81 from $.72 in 1996. The growth in earnings per share exceeded the growth in net earnings by 1% as a result of the Company's share repurchase program. (In accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share, diluted earnings per share was $.79 in 1997 and $.71 in 1996.)

                  BRISTOL-MYERS SQUIBB COMPANY
              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
       (in millions of dollars, except per share amounts)


Financial Position
------------------

The balance sheet at March 31, 1997 and the statement of cash flows for the three months then ended reflect the Company's strong financial position. The Company continues to maintain a high level of working capital totaling
$2.6 billion at March 31, 1997.

Internally generated funds continue to be the Company's primary source for financing expenditures for new plant and equipment. Additions to fixed assets for the three months ended March 31, 1997 were $121 compared to $115 during the same period of 1996.

During the three months ended March 31, 1997, the Company purchased 4.2 million shares of its common stock at a total cost of $253.

Reference is made to Part II, Item 1 - Legal Proceedings in which developments are described for various lawsuits, claims and proceedings in which the Company is involved.

                         BRISTOL-MYERS SQUIBB COMPANY
                         PART II - OTHER INFORMATION
                         ----------------------------

Item 1.  Legal Proceedings
--------------------------

Various lawsuits, claims and proceedings of a nature considered normal to its business are pending against the Company and certain of its subsidiaries. The most significant of these are reported in the Company's Form 10-K for the fiscal year ended December 31, 1996 with material developments since that report described below.

Breast Implant Litigation
-------------------------

As previously reported in the Company's Form 10-K, the Company, together with its subsidiary, Medical Engineering Corporation (MEC) and certain other companies, has been named as a defendant in a number of claims and lawsuits in federal and state courts and in certain Canadian provincial courts, alleging damages for personal injuries of various types resulting from polyurethane covered breast implants and smooth walled breast implants formerly manufactured by MEC or its predecessors. As of April 17, 1997, approximately 23,800 such plaintiffs had filed suit. A number of other manufacturers of breast implants, as well as suppliers of component parts and other parties, are also defendants in the majority of these cases. The majority of the suits are presently stayed except for those filed by plaintiffs who have opted out of a revised class action settlement approved by the Honorable Sam C. Pointer, Jr., Chief Judge of the United States District Court for the Northern District of Alabama. Appeals related to the Revised Settlement are pending.

In early 1996, notices describing the Revised Settlement were mailed to breast implant recipients, including the approximately 380,000 domestic class members (with implants of all manufacturers, not just MEC, Baxter and 3M) who originally registered with the settlement. The claims office has reported that as of April 11, 1997, approximately 133,000 of these registrants (28,000 of whom do not have an implant of MEC, Baxter or 3M) had submitted proof of manufacturer documentation, which will enable the claims office to determine whether they have a breast implant made by MEC, Baxter or 3M. The claims office has further reported that as of April 11, 1997, over 71,000 of these registrants had been sent Notification of Status letters advising them of their status in the settlement. Over 50,000 of these persons have established to the satisfaction of the claims office that they have an implant of one of the three major Settling Defendants and have chosen to participate in the settlement.

The claims office has been sending Notification of Status letters to class members on an ongoing basis, and is expected to continue to do so during the first half of 1997. The claims office reports that as of April 11, 1997, approximately 29,000 of the original 380,000 domestic registrants (with implants of all manufacturers) opted out. Many of these opt-outs have not had to identify the manufacturer of their implants and are not expected to have an implant associated with MEC. The Company also estimates that approximately 2,200 claims based upon MEC implants remain from among the 7,100 domestic class members who previously opted out of the settlement originally approved in 1994. Because the opt-out period for many class members has not expired, and because our information is incomplete, it is not possible to estimate on any

                   BRISTOL-MYERS SQUIBB COMPANY
                   PART II - OTHER INFORMATION
                   ----------------------------

reliable and precise basis either the total number of women who will opt-out of the Revised Settlement or, of those who opt-out, the number who will file lawsuits against the Company.


Infant Formula Matters
----------------------

As previously reported in the Company's Form 10-K referred to above, the Company, one of its subsidiaries, and others are or have been defendants in a number of antitrust actions in various states filed on behalf of purported statewide classes of indirect purchasers of infant formula products and by the Attorneys General of Louisiana, Minnesota and Mississippi, alleging a price fixing conspiracy and other violations of state antitrust or deceptive trade practice laws and seeking penalties and other relief. On June 7, 1996, the Company reached a settlement covering all the then pending infant formula indirect purchaser cases except the case in Massachusetts and the case brought by the Louisiana Attorney General. On September 29, 1996, a federal district court in Tallahassee, Florida, entered an order in favor of the defendants, effectively dismissing the Louisiana Attorney General action. No appeal was taken from that decision. In December, 1996 the Company entered an agreement in principle to settle the Massachusetts action. Final court approval of the above settlements has been granted in every case except those pending in Louisiana, Massachusetts, Michigan and Nevada. In Louisiana, on
January 21, 1997, the court entered an order disapproving the settlement.
On April 22, 1997, the Louisiana court denied a motion for reconsideration of its January 21, 1997 ruling. In the other jurisdictions, joint motions for the final approval of the settlement have either not yet been filed (Massachusetts) or not yet been ruled upon (Michigan and Nevada). In April 1997, a new case was filed in state court in Missouri. No responsive pleadings or other actions have yet occurred in that case.

Pharmaceutical Pricing Litigation
---------------------------------

As previously reported in the Company's Form 10-K, the Company is a defendant in numerous antitrust actions brought by retailers against the Company and other pharmaceutical manufacturers, drug wholesalers and pharmacy benefit managers that have been coordinated for pretrial purposes in the United States District Court for the Northern District of Illinois. On April 8, 1997, eight retail pharmacies, representative plaintiffs for the class of retailers previously certified in the federal brand name prescription drug pricing litigation and with whom the Company and certain other manufacturer defendants entered into the settlement agreement approved by the District Court in 1996 and currently subject to appeals by objecting class members in the United States Court of Appeals for the Seventh Circuit, filed a new class action
complaint against the Company and the other settling defendants.   The new
complaint alleges that the Company and the other defendants have continued since the settlement to engage in a price fixing conspiracy and seeks injunctive relief. These plaintiffs have requested an "interlocutory" injunction against the Company and the other settling defendants in this new action and against the defendants that have not settled in the original prescription drug class action. Plaintiffs have moved for a hearing on their application for an "interlocutory" injunction, but the Court has not yet granted that motion or scheduled such a hearing.

                   BRISTOL-MYERS SQUIBB COMPANY
                   PART II - OTHER INFORMATION
                   -----------------------------

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

The Annual Meeting of Stockholders was held on May 6, 1997 for the purpose of:

A.  election of directors;

B. ratification of the appointment of Price Waterhouse LLP as independent accountants for the year 1997;

C.  approval to increase the number of authorized shares of Common Stock;

D.  approval of the Executive Performance Incentive Plan;

E.  approval of the 1997 Stock Incentive Plan; and

F. voting on a stockholder-proposed resolution to recommend that the Board of Directors take the necessary steps to reinstate the annual election of directors.

At the meeting, 867,122,691 shares of the Registrant's Common and $2 Convertible Preferred Stock were represented.

The following persons were elected to the Board of Directors of the Registrant at the meeting to serve until the 2000 Annual Meeting:

Robert E. Allen
John D. Macomber
James D. Robinson, III

Mr. Allen received 852,880,280 votes for election, votes were withheld on proxies for 14,242,411 shares and there were no broker non-votes. Mr. Macomber received 855,470,675 votes for election, votes were withheld on proxies for 11,652,016 shares and there were no broker non-votes. Mr. Robinson received 852,580,213 votes for election, votes were withheld on proxies for 14,542,478 shares and there were no broker non-votes.

Louis V. Gerstner, Jr., Charles A. Heimbold, Jr., and Kenneth E. Weg continue as directors with terms expiring at the 1998 Annual Meeting. Ellen V. Futter, Andrew C. Sigler and Louis W. Sullivan, M.D., continue as directors with terms expiring at the 1999 Annual Meeting.

The appointment of Price Waterhouse LLP was ratified by a vote of 861,829,996 shares in favor of the appointment, with 2,122,057 shares voting against, 3,170,638 shares abstaining and there were no broker non-votes.

An increase in the number of authorized shares of Common Stock was approved by a vote of 843,921,476 shares in favor of the increase, with 18,043,277 shares voting against, 5,153,537 shares abstaining and 4,401 broker non-votes.

                   BRISTOL-MYERS SQUIBB COMPANY
                   PART II - OTHER INFORMATION
                   ----------------------------

The Executive Incentive Plan was approved by a vote of 808,329,760 shares in favor, with 48,137,102 shares voting against, 10,649,830 shares abstaining and 5,999 broker non-votes.

The 1997 Stock Incentive Plan was approved by a vote of 672,180,275 shares in favor, with 64,702,286 shares voting against, 10,368,685 shares abstaining and 119,871,445 broker non-votes.

The stockholder-proposed resolution to recommend that the Board of Directors take the necessary steps to reinstate the annual election of directors received a vote of 384,097,680 shares in favor, with 349,759,497 shares voting against, 13,368,620 shares abstaining and 119,896,894 broker non-votes.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a) Exhibits (listed by number corresponding to the Exhibit Table of Item 601 in Regulation S-K).

Exhibit Number and Description                                Page
------------------------------                               -------

27. Bristol-Myers Squibb Company Financial Data Schedule.     E-27-1

(b) Reports on Form 8-K.

The Registrant did not file any reports on Form 8-K during the quarter ended March 31, 1997.

                   BRISTOL-MYERS SQUIBB COMPANY


                            SIGNATURES
                       -------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                       BRISTOL-MYERS SQUIBB COMPANY
                                       ----------------------------
                                               (Registrant)





Date:     May 15, 1997                 /s/ Harrison M. Bains, Jr.
                                       --------------------------------
                                       Harrison M. Bains, Jr.
                                       Vice President and Treasurer






Date:     May 15, 1997                 /s/ Frederick S. Schiff
                                       -----------------------------
                                       Frederick S. Schiff
                                       Vice President and Controller