Form 10-Q
period 1997-06-30
BRISTOL MYERS SQUIBB CO
filed 1997-08-07
CIK 14272

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549


                                FORM 10-Q


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997


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

Yes  [ X ]            No  [   ]



At June 30, 1997, there were 996,763,586 shares outstanding of the Registrant's $.10 par value Common Stock.

                      BRISTOL-MYERS SQUIBB COMPANY


                           INDEX TO FORM 10-Q


                             June 30, 1997



                                                             Page No.
                                                             --------
Part I - Financial Information:

  Condensed Financial Statements (Unaudited):

  Consolidated Balance Sheet - June 30, 1997
    and December 31, 1996                                      2 - 3

  Consolidated Statement of Earnings for the three and
    six months ended June 30, 1997 and 1996                        4

  Consolidated Statement of Cash Flows for the six
    months ended June 30, 1997 and 1996                            5

  Management's Discussion and Analysis of Financial
    Condition and Results of Operations                       6 - 13


Part II - Other Information                                  14 - 16

Signatures                                                        17

                   BRISTOL-MYERS SQUIBB COMPANY
          CONDENSED CONSOLIDATED BALANCE SHEET - ASSETS
          (Unaudited, in millions except share amounts)



                                             June 30,        December 31,
                                               1997               1996
                                           ------------      ------------

Current Assets:
  Cash and cash equivalents                     $ 1,493           $ 1,681
  Time deposits and marketable
    securities                                      382               504
  Receivables, net of allowances                  2,775             2,651

  Finished goods                                  1,125               994
  Work in process                                   201               223
  Raw and packaging materials                       482               452
                                             ----------        ----------
  Inventories                                     1,808             1,669

  Prepaid expenses                                1,082             1,023
                                             ----------        ----------
    Total Current Assets                          7,540             7,528
                                             ----------        ----------

Property, Plant and Equipment                     6,783             6,646

Less: Accumulated depreciation                    2,808             2,682
                                             ----------        ----------
                                                  3,975             3,964
                                             ----------        ----------

Insurance Recoverable                               691               853

Excess of cost over net tangible assets
  received in business acquisitions               1,513             1,508

Other Assets                                        805               832
                                             ----------        ----------

  Total Assets                                  $14,524           $14,685
                                             ==========        ==========

                      BRISTOL-MYERS SQUIBB COMPANY
                CONDENSED CONSOLIDATED BALANCE SHEET -
                  LIABILITIES AND STOCKHOLDERS' EQUITY
             (Unaudited, in millions except share amounts)

                                                June 30,     December 31,
                                                 1997            1996
                                              -----------     -----------
Current Liabilities:
  Short-term borrowings                          $    622        $    513
  Accounts payable                                    968           1,064
  Accrued expenses                                  1,831           1,962
  Product liability                                   800             800
  U.S. and foreign income taxes payable               644             711
                                               ----------      ----------
    Total Current Liabilities                       4,865           5,050

Product Liability                                     791           1,031

Other Liabilities                                   1,080           1,068

Long-Term Debt                                        971             966
                                               ----------      ----------
    Total Liabilities                               7,707           8,115
                                               ----------      ----------
Stockholders' Equity:
  Preferred stock, $2 convertible series:
    Authorized 10 million shares; issued and
    outstanding 14,172 in 1997 and 15,245 in
    1996, liquidation value
    of $50 per share                                    -               -

  Common stock, par value of $.10 per share:
    Authorized 2.25 billion shares; issued
     1,082,928,242 in 1997 and
     1,082,496,016 in 1996                            108             108

  Capital in excess of par value of stock             416             382

  Cumulative translation adjustments                (454)           (361)

  Retained earnings                                10,048           9,260
                                               ----------      ----------
                                                   10,118           9,389
  Less cost of treasury stock - 86,164,656
    common shares in 1997 and 81,806,550
    in 1996                                         3,301           2,819
                                               ----------      ----------
       Total Stockholders' Equity                   6,817           6,570
                                               ----------      ----------
  Total Liabilities and Stockholders' Equity      $14,524         $14,685
                                               ==========      ==========

                           BRISTOL-MYERS SQUIBB COMPANY
                   CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                (Unaudited, in millions except per share amounts)


                                    Three Months Ended      Six Months Ended
                                           June 30,             June 30,
                                    -------------------   -------------------
                                       1997      1996        1997      1996
                                    --------- ---------   --------- ---------

Net Sales                              $4,064    $3,696      $8,109    $7,365
                                    --------- ---------   --------- ---------


   Cost of products sold                1,097       962       2,175     1,896
   Marketing, selling,
     administrative and other           1,057     1,015       2,068     1,999
   Advertising and product
     promotion                            557       487       1,054       914
   Research and development               321       309         647       611
                                    --------- ---------   --------- ---------
                                        3,032     2,773       5,944     5,420
                                    --------- ---------   --------- ---------

Earnings Before Income Taxes            1,032       923       2,165     1,945

Provision for income taxes                294       268         617       564
                                    --------- ---------   --------- ---------

Net Earnings                           $  738    $  655      $1,548    $1,381
                                    ========= =========   ========= =========


Earnings Per Common Share                $.74      $.65       $1.55     $1.37
                                    ========= =========   ========= =========

Average Common Shares
  Outstanding                             996     1,003         998     1,005
                                    ========= =========   ========= =========


Dividends Per Common Share               $.38     $.375        $.76      $.75
                                    ========= =========   ========= =========

                   BRISTOL-MYERS SQUIBB COMPANY
         CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                    (Unaudited, in millions)

                                                         Six Months Ended
                                                              June 30,
                                                     ------------------------
                                                        1997           1996
                                                     ---------      ---------
Cash Flows From Operating Activities:
          Net earnings                                  $1,548        $ 1,381
          Depreciation and amortization                    269            254
          Other operating items                              6             (6)
          Receivables                                     (204)          (144)
          Inventories                                     (206)          (119)
          Accounts payable                                 (69)            51
          Accrued expenses                                (133)           119
          Product liability                               (240)          (295)
          Insurance recoverable                            162             25
          Income taxes                                      (1)            38
          Other assets and liabilities                     (74)           (63)
                                                      --------       --------
          Net Cash Provided by Operating Activities      1,058          1,241
                                                      --------       --------
Cash Flows From Investing Activities:
          Proceeds from sales of time deposits
            and marketable securities                      274            308
          Purchases of time deposits
            and marketable securities                     (152)          (256)
          Additions to fixed assets                       (269)          (250)
          Acquisition of businesses                        (37)          (271)
          Other, net                                         8            (72)
                                                      --------       --------
          Net Cash Used in Investing Activities           (176)          (541)
                                                      --------       --------
Cash Flows From Financing Activities:
          Short-term borrowings                            141           (120)
          Long-term debt                                     6              8
          Issuances of common stock under stock plans      179             81
          Purchases of treasury stock                     (627)          (430)
          Dividends paid                                  (760)          (756)
                                                      --------       --------
          Net Cash Used in Financing Activities         (1,061)        (1,217)
                                                      --------       --------

Effect of Exchange Rates on Cash                            (9)            (4)
                                                      --------       --------

Decrease in Cash and Cash Equivalents                     (188)          (521)
Cash and Cash Equivalents at Beginning of Period         1,681          1,645
                                                      --------       --------
Cash and Cash Equivalents at End of Period              $1,493         $1,124
                                                      ========       ========
                                   -5-

                       BRISTOL-MYERS SQUIBB COMPANY
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 (in millions, except per share amounts)


Basis of Presentation
---------------------------

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal adjustments) necessary for a fair presentation of the financial position of Bristol-Myers Squibb Company (the "Company") at June 30, 1997 and December 31, 1996, the results of operations for the three and six months ended June 30, 1997 and 1996, and cash flows for the six months ended June 30, 1997 and 1996. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company's 1996 Annual Report on Form 10-K.


Second Quarter Results of Operations
------------------------------------

Sales
-----

Worldwide sales for the second quarter of 1997 increased 10% (13% excluding the effect of foreign exchange) over the prior year to $4,064. The consolidated sales growth resulted from a 13% increase due to volume and a 3% decrease due to the effect of foreign exchange. Changes in selling prices had no effect on total sales growth. Domestic sales increased 15% and international sales increased 4% (11% excluding the effect of foreign exchange). Worldwide sales for the second quarter of 1996 increased 7% compared to the second quarter of 1995.

                  BRISTOL-MYERS SQUIBB COMPANY
              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (in millions, except per share amounts)


Industry Segments
-----------------                          Three Months Ended June 30,
                                   -------------------------------------------
                                        Net Sales               % Change
                                   -------------------     -------------------
                                      1997      1996          1997      1996
                                   --------- ---------     --------- ---------
Pharmaceutical Products               $2,380    $2,092          14 %       7 %
Nonprescription Health Products          685       669          2  %      12 %
Toiletries and Beauty Aids               544       470          16 %      13 %
Medical Devices                          455       465         (2) %     (4) %
                                   --------- ---------
     Total Company                    $4,064    $3,696          10 %       7 %
                                   ========= =========


Sales in the pharmaceutical products segment, which is the largest segment at 59% of total company sales, increased 14% (18% excluding foreign exchange) over the second quarter of 1996 to $2,380. Sales growth resulted from an 18% increase in volume and a 4% decrease due to the effect of foreign exchange. Selling prices had no effect on sales. Domestic pharmaceutical sales increased 26% and international sales increased 9% excluding foreign exchange.

Sales of cardiovascular drugs, the largest product group in the segment, decreased 1% to $677. Excluding the sales of CAPOTEN*, cardiovascular sales increased 12%. Sales of PRAVACHOL*, the Company's largest selling product, increased 21% to $307, with growing evidence of PRAVACHOL's* benefits in cholesterol-lowering and clinical event reduction. In May, the Long-Term Intervention with Pravastatin in Ischemic Disease (LIPID) trial was halted early because of compelling evidence that therapy with PRAVACHOL* significantly benefited patients enrolled in the trial. Strong growth of the anti-hypertensive MONOPRIL*, a second generation angiotensin converting enzyme (ACE) inhibitor with once-a-day dosage, increased sales 28% to $81. Sales growth for these products was offset by a 22% decline in CAPOTEN* sales.

Sales of anti-cancer drugs increased 29% to $583. Sales of TAXOL* (R) (paclitaxel), the Company's leading anti-cancer agent, increased 13% to $225. In June 1997, the Company was allowed a use patent in the U.S. for short infusion administration in breast and ovarian cancer patients, and the Oncology Drugs Advisory Committee recommended that the U.S. Food and Drug
Administration (FDA) approve TAXOL* for the treatment of Kaposi's sarcoma, a


* Indicates brand names of products which are registered trademarks owned by the Company.

                  BRISTOL-MYERS SQUIBB COMPANY
               MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             (in millions, except per share amounts)


rare form of cancer primarily affecting HIV-infected individuals. TAXOL's* five year Hatch-Waxman exclusivity period in the U.S. will expire in December 1997. Sales of PARAPLATIN*, an anti-cancer agent, increased 14% to $105. Sales of the Oncology Therapeutics Network (OTN), a company acquired in September 1996, contributed $114 to anti-cancer drug sales growth.

Anti-infective drug sales of $535 increased 18% over the prior year. Strong gains were recorded for ZERIT*, an antiretroviral agent that has benefited from positive regulatory actions in the U.S., Canada and Europe and from ongoing clinical trials showing the efficacy of ZERIT* in combination with other anti-viral agents. Sales of CEFZIL*, used in the treatment of respiratory infections, increased 31% to $66. Sales of MAXIPIME*, a fourth generation injectable cephalosporin, were $24, an increase of 136% over the prior year. Sales of central nervous system drugs increased 26% over the prior year, primarily as a result of SERZONE*, an antidepressant with a low incidence of side effects, which recorded strong growth of 96%. In May 1997, studies presented at the American Psychiatric Association meeting demonstrated that SERZONE* increased sleep efficacy in people suffering from depression. Glucophage, an oral medication for treatment of non-insulin dependent diabetes, continued its strong growth rate with sales increasing 93% to $145.

For the second quarter of 1996, sales of the pharmaceutical products segment increased 7% over the second quarter of 1995 to $2,092 as a result of increases in sales of PRAVACHOL*, TAXOL*, MONOPRIL*, SERZONE*, ZERIT* and VIDEX*, MAXIPIME*, and the introductory sales of Glucophage. Sales growth resulted from a 10% increase in volume offset by a 3% decrease due to exchange rate fluctuations. Changes in selling prices had no effect on sales growth.


Sales of the nonprescription health products segment increased 2% to $685, reflecting a 7% increase due to volume, a 3% decrease due to the effect of foreign exchange and a 2% decrease due to changes in selling prices. Total infant formula sales were $296 for the second quarter of 1997, and $310 in the prior year. LACTOFREE* and ENFAPRO* infant formulas performed well, while BOOST*, SUSTAGEN* and SUSTACAL* nutritional supplements also contributed to sales growth. ENFALAC* and ENFALAC AR* were launched in Latin America during the first six months of 1997. The Company's Mead Johnson subsidiary is the number one infant formula company in the world. Sales of analgesics increased primarily due to volume growth of EFFERALGAN*, DAFALGAN*, ASPIRINE UPSA* and EXCEDRIN*. KERI* skin care products contributed to sales growth domestically, and in Japan. In April, the Company launched VAGISTAT-1*, the first and only one-dose over-the-counter (OTC) medication for vaginal yeast infections. In March 1997, the Company acquired Sal de Uvas PICOT, a leading effervescent antacid product in Mexico. For the second quarter of 1996, the nonprescription health products segment sales increased 12% to $669, compared to the second quarter of 1995, primarily due to increased sales of infant formulas and analgesics. The increase reflected a 15% increase due to volume, a 2% decrease due to exchange rate fluctuations and a 1% decrease due to changes in selling prices.

                  BRISTOL-MYERS SQUIBB COMPANY
              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (in millions, except per share amounts)


Sales of the toiletries and beauty aids segment increased 16% over the prior year to $544, reflecting a 17% increase due to volume, a 1% increase due to changes in selling prices and a 2% decrease due to the effect of foreign exchange. Sales of hair care products increased 25% due to strong market growth of the HERBAL ESSENCES* and INFUSIUM 23* complete lines of shampoos and conditioners. Haircoloring products grew 11% over the prior year primarily due to established products NICE N EASY* and NATURAL INSTINCTS* as well as CLAIROL HYDRIENCE*, a unique water-based permanent haircolor, launched in June 1996. Combining success in hair care and haircolor, Clairol is the number one hair products company in the U.S. SEA BREEZE* skin care products experienced significant volume growth in the Japanese marketplace. For the second quarter of 1996, sales of the toiletries and beauty aids segment were $470, an increase of 13% over the prior year, reflecting a 15% increase due to volume, a 2% increase due to changes in selling prices and a 4% decrease due to foreign exchange. This increase was primarily due to volume growth of haircoloring and hair care products.

In the medical devices segment, sales of $455 were 2% below prior year levels (an increase of 4% excluding the effect of foreign exchange and the 1996 disposition of certain businesses), reflecting an increase of 1% due to volume and a 3% decrease due to the effect of foreign exchange. Selling prices had no effect on sales for the quarter. ConvaTec's growth of 8%, excluding foreign exchange and the 1996 disposition, leads the medical devices segment as sales of ostomy and wound care products increased 5% and 14%, respectively, both excluding foreign exchange. Zimmer sales were at prior year levels due to significant price pressure and the effect of foreign exchange. The Company's ConvaTec ostomy and modern wound care products, and Zimmer's knee and hip prosthetic joint replacements, continue to be world market share leaders. In July 1997, the Company announced its intention to sell the arthroscopy and surgical instruments businesses of Zimmer's Linvatec and Hall business units, as Zimmer will focus on its core businesses of prosthetic implants and fracture fixation devices. For the second quarter of 1996, medical devices segment sales of $465 decreased 4% (an increase of 1% excluding foreign exchange). Volume gains of 4% were offset by a 5% decrease due to exchange rate fluctuations and a 3% decrease due to changes in selling prices.

Cost of Products Sold and Operating Expenses
--------------------------------------------

Total costs and expenses for the quarter ended June 30, 1997, as a percentage of sales, decreased to 74.6% from 75.0%. Cost of products sold increased to 27.0% of sales from 26.0% in 1996 due to changes in product sales mix. Expenditures for advertising and promotion in support of new and existing products increased 14% to $557 from $487 in 1996 and, as a percentage of sales, increased to 13.7% from 13.2% in 1996. This increase is primarily due to increased spending on direct-to-consumer campaigns for several pharmaceutical products as well as incremental support of toiletries and beauty aids products. Marketing, selling, administrative and other expenses increased 4% to $1,057 on increased spending to support growth products and, as a percentage of sales, decreased to 26.0% in 1997 from 27.5% in 1996. Research and development expenditures increased 4% to $321 from $309 in 1996. Pharmaceutical research and development spending increased 7% over the prior year, and as a percentage

                  BRISTOL-MYERS SQUIBB COMPANY
              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (in millions, except per share amounts)


of pharmaceutical sales, was 11.7% compared to 12.4% in the second quarter of 1996.

Earnings
--------

Earnings before income taxes for the second quarter increased 12% to $1,032 from $923 in 1996. The effective tax rate on earnings before taxes decreased to 28.5% in the second quarter of 1997 from 29.0% in 1996, reflecting the benefit of increased earnings in lower tax jurisdictions. Net earnings increased 13% to $738 from $655 and earnings per share increased 14% to $.74 from $.65 in 1996. The growth in earnings per share exceeded the growth in net earnings by 1% as a result of the Company's share repurchase program. (In accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share, diluted earnings per share for the quarter was $.73 in 1997 and $.64 in 1996.)


Year-To-Date Results of Operations
----------------------------------

Sales
-----

Worldwide sales for the first six months of 1997 increased 10% (13% excluding the effect of foreign exchange) over the prior year to $8,109. The consolidated sales growth resulted from a 13% increase due to volume and a 3% decrease due to the effect of foreign exchange. Changes in selling prices had no effect on total sales growth. Domestic sales increased 13% and international sales increased 7% (13% excluding the effect of foreign exchange). Worldwide sales for the six months of 1996 increased 9% compared to the first six months of 1995.

Industry Segments
-----------------                              Six Months Ended June 30,
                                    ------------------------------------------
                                        Net Sales                 % Change
                                    ------------------      ------------------
                                      1997      1996          1997      1996
                                    --------  --------      --------  --------
Pharmaceutical Products               $4,796    $4,247          13 %     11  %
Nonprescription Health Products        1,426     1,342           6 %     14  %
Toiletries and Beauty Aids               997       872          14 %     10  %
Medical Devices                          890       904         (2) %     (3) %
                                    --------  --------
Total Company                         $8,109    $7,365          10 %      9  %
                                    ========  ========

                  BRISTOL-MYERS SQUIBB COMPANY
               MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             (in millions, except per share amounts)


Pharmaceutical products segment sales were $4,796, an increase of 13% over the prior year, reflecting a 16% increase due to volume, a 3% decrease due to the effect of foreign exchange and no effect due to overall changes in selling prices.

Domestic and international sales experienced strong growth with increases of 20% and 5%, respectively. Excluding the unfavorable effect of foreign exchange, international sales increased 11% for the six months. Cardiovascular drug sales of $1,418 remained at prior year levels (excluding the effect of foreign exchange, sales increased 3%). Excluding the sales of CAPOTEN*,
cardiovascular sales increased 19%.   PRAVACHOL* and MONOPRIL* sales grew 35%
and 28%, respectively. Sales growth for these products was offset by a 28% decline in CAPOTEN* sales, due to the loss of its patent exclusivity in the U.S. in February 1996 and certain countries in Europe during the second quarter of 1997. Sales of anti-cancer drugs increased 28% to $1,151 due to strong sales of TAXOL*, PARAPLATIN* and OTN sales. Anti-infective drug sales increased 22% to $1,080. Strong gains were recorded for ZERIT*, CEFZIL*, MAXIPIME* and VIDEX*. Sales of central nervous system drugs including SERZONE*, an antidepressant which offers a low incidence of side effects, and BUSPAR*, the Company's novel anti-anxiety agent, continued to experience very good growth. Glucophage continued to have exceptionally strong growth. For the first six months of 1996, sales of the pharmaceutical products segment increased 11% over the prior year primarily as a result of increases in sales of PRAVACHOL*, MONOPRIL*, anti-cancer and central nervous system drugs.

In the nonprescription health products segment, sales increased 6% to $1,426, reflecting a 10% increase due to volume, a 3% decrease due to the effect of foreign exchange and a 1% decrease in selling prices. Domestic sales increased 4% and international sales increased 9% (14% excluding the effect of foreign exchange). Nutritional product sales increased 5% due to increased sales of LACTOFREE*, ENFAPRO*, BOOST*, ALACTA NF and SUSTACAL*. Sales of analgesics increased primarily due to the strong performance of the UPSA Group, driven by sales of EFFERALGAN*, DAFALGAN* and ASPIRINE UPSA* in Europe. In July 1997, three FDA Advisory Committees recommended that EXCEDRIN* Extra Strength headache medication be approved for treatment of migraine headache pain. If the FDA approves these recommendations, EXCEDRIN* would become the first and only over-the-counter medication approved for relief of migraine headaches. KERI* skin care products increased 18% with strong growth domestically, and in Japan. For the first six months of 1996, nonprescription health products segment sales increased 14% over the prior year, primarily due to increased sales of infant formulas and analgesics.

Sales of the toiletries and beauty aids segment increased 14% to $997 reflecting a 15% increase due to volume, a 1% increase in selling prices, and a 2% decrease due to the effect of foreign exchange. Domestic sales increased 12% and international sales increased 19% (24% excluding the effect of foreign exchange). Sales of hair care products increased due to strong market growth of the HERBAL ESSENCES*, INFUSIUM 23* and SYSTEM BIOLAGE* complete

                  BRISTOL-MYERS SQUIBB COMPANY
               MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             (in millions, except per share amounts)


lines of shampoos and conditioners. Haircoloring product sales experienced growth primarily due to sales of NICE N' EASY*, NATURAL INSTINCTS*, and CLAIROL HYDRIENCE*. Sales of skin care products increased primarily due to strong volume growth of SEA BREEZE* in the Japanese marketplace. For the first six months of 1996, sales in the toiletries and beauty aids segment increased 10% over the prior year primarily due to increased sales of haircoloring and hair care products.

Sales of the medical devices segment decreased 2% to $890. Domestic sales decreased 4% and international sales increased 1% (8% excluding the effect of foreign exchange). Sales of ostomy and wound care products from the Company's ConvaTec subsidiary increased 4% and 11%, respectively, (9% and 15%, respectively, excluding foreign exchange). Zimmer sales decreased 1% from prior year levels due to significant price pressure and the effect of foreign exchange rate fluctuations. For the first six months of 1996, medical devices segment sales decreased 3% from the prior year as a result of sales declines in prosthetic implants and ostomy and wound care products.


Cost of Products Sold and Other Operating Expenses
--------------------------------------------------

Total costs and expenses for the six months ended June 30, 1997 as a percentage of sales decreased to 73.3% from 73.6% for the same period of 1996. Cost of products sold increased to 26.8% of sales from 25.7% in 1996 due to changes in product sales mix. Expenditures for advertising and promotion in support of new and existing products increased 15% to $1,054 compared to $914 in the prior year. This increase is primarily due to increased spending on direct-to-consumer campaigns for several pharmaceutical products as well as incremental support of toiletries and beauty aids products. Marketing, selling, administrative and other expenses, as a percentage of sales, were 25.5% compared to 27.1% in 1996. Research and development expenditures increased 6% to $647 compared to $611 in the prior year. Pharmaceutical research and development spending increased 10% over prior year levels, and as a percentage of pharmaceutical sales, was 11.7% compared to 12.1% in 1996.


Earnings
-----------

Earnings before income taxes for the six months increased 11% to $2,165 from $1,945 in 1996. The effective tax rate on earnings before income taxes decreased to 28.5% in 1997 from 29.0% in 1996 reflecting the benefit of increased earnings in lower tax jurisdictions. Net earnings increased 12% to
$1,548 from $1,381 in 1996.   Earnings per share increased 13% to $1.55 from
$1.37 in 1996. The growth in earnings per share exceeded the growth in net earnings by 1% as a result of the Company's share repurchase program. (In accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share, diluted earnings per share for the six months was $1.52 in 1997 and $1.35 in 1996.)

                  BRISTOL-MYERS SQUIBB COMPANY
               MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             (in millions, except per share amounts)


Financial Position
------------------

The balance sheet at June 30, 1997 and the statement of cash flows for the six months then ended reflect the Company's strong financial position. The Company continues to maintain a high level of working capital totaling $2.7 billion at June 30, 1997.

Internally generated funds continue to be the Company's primary source for financing expenditures for new plant and equipment. Additions to fixed assets for the six months ended June 30, 1997 were $269 compared to $250 during the same period of 1996. During the quarter, the company announced it will be expanding its research and development operations to help meet long-term growth and performance objectives. These expansion plans include a significant increase in scientists, physicians and support staff, and the purchase of a 433-acre site in Hopewell Township, N.J.

During the six months ended June 30, 1997, the Company purchased 10.1 million shares of its common stock at a total cost of $627.

Reference is made to Part II, Item 1 - Legal Proceedings in which developments are described for various lawsuits, claims and proceedings in which the Company is involved.

                   BRISTOL-MYERS SQUIBB COMPANY
                   PART II - OTHER INFORMATION
          ----------------------------------------------

Item 1.  Legal Proceedings
--------------------------

Various lawsuits, claims and proceedings of a nature considered normal to its business are pending against the Company and certain of its subsidiaries. The most significant of these are reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, and material developments in such matters are described in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, and below.

Breast Implant Litigation
-------------------------

As previously reported in the Company's Form 10-K and its Form 10-Q referred to above, the Company, together with its subsidiary, Medical Engineering Corporation (MEC) and certain other companies, has been named as a defendant in a number of claims and lawsuits alleging damages for personal injuries of various types resulting from smooth walled breast implants and polyurethane covered breast implants formerly manufactured by MEC or its predecessors.
These are pending in federal and state courts in the United States and in certain courts in Canada and Australia. As of July 15, 1997, approximately 25,900 such plaintiffs had filed suit but an as yet undetermined number of these suits will have been resolved by the Revised Settlement described below. A number of other manufacturers of breast implants, as well as suppliers of component parts and other parties, are also defendants in the majority of these cases. The majority of the suits are presently stayed. Only those filed by plaintiffs who have opted out of a revised class action settlement approved by the Honorable Sam C. Pointer, Jr., Chief Judge of the United States District
Court for the Northern District of Alabama, may proceed.    Appeals related to
the Revised Settlement are pending.

In early 1996, notices describing the Revised Settlement were mailed to breast implant recipients, including the approximately 380,000 domestic class members (with implants of all manufacturers, not just MEC, Baxter and 3M) who originally registered with the settlement. The claims office has reported that by early July 1997, substantially all domestic registrants had been sent Notification of Status letters advising them of their status in the settlement. As of mid July 1997, the claims office has further reported that about 100,000 of these registrants had submitted proof of manufacturer documentation, which will enable the claims office to determine whether they have a breast implant made by MEC, Baxter, 3M or McGhan Medical Corporation. Over 62,000 of these women have established to the satisfaction of the claims office that they have an implant of MEC, Baxter or 3M and have chosen to participate in the settlement. According to the claims office, over 35,700 of these women have at least one implant manufactured by MEC or a related company.

The claims office reports that as of June 24, 1997, approximately 40,000 of the original 380,000 domestic registrants (with implants of all manufacturers) had opted out. The Company has identified approximately 9,100 of the opt-outs as plaintiffs in pending lawsuits against it. This number is expected to increase as additional persons opt out of the settlement and/or file suit.

                   BRISTOL-MYERS SQUIBB COMPANY
                   PART II - OTHER INFORMATION
          ----------------------------------------------

The Company also estimates that approximately 2,000 claims based upon MEC implants remain from among the domestic class members who previously opted out of the settlement originally approved in 1994. The majority of those who opted out have not had to identify the manufacturer of their implants. As a result, it is not known with any reasonable degree of certainty how many of the opt-outs actually have potential claims against the Company. Because the opt-out period for many class members has not expired, and because our information is incomplete, it is still not possible to estimate on any reliable and precise basis either the total number of women with MEC implants who will have opted out after the opt-out period expires, or, of those who opt out, the number who will file lawsuits against the Company.

The trial related to insurance coverage scheduled in the second quarter of this year resulted in settlement agreements providing cash or confirming coverage with certain insurers. Further proceedings remain involving the balance of the insurers.


Infant Formula Matters
----------------------

As previously reported in the Company's 10-K and its Form 10-Q referred to above, the Company, one of its subsidiaries, and others are or have been defendants in a number of antitrust actions in various states filed on behalf of purported statewide classes of indirect purchasers of infant formula products and by the Attorneys General of Louisiana, Minnesota and Mississippi, alleging a price fixing conspiracy and other violations of state antitrust or deceptive trade practice laws and seeking penalties and other relief. The Company has previously reported reaching settlements and receiving final court approval in the majority of these cases. The only open cases are in Louisiana (motion to dismiss pending), Massachusetts (final approval hearing scheduled for later in 1997), and Missouri (motion to dismiss pending).


Pharmaceutical Pricing Litigation
---------------------------------

As previously reported in the Company's Form 10-K and its Form 10-Q referred to above, the Company is a defendant in numerous antitrust actions brought by retailers and purported consumer classes against the Company and other pharmaceutical manufacturers, drug wholesalers and pharmacy benefit managers. Most of the retailer cases have been coordinated for pretrial purposes in the United States District Court for the Northern District of Illinois. On June 16, 1997, Judge Kocoras denied plaintiffs' request to schedule an interlocutory relief hearing in the purported retailer class action filed April 8, 1997 against the manufacturers who had earlier settled with the retailer class. On May 7, 1997, the Seventh Circuit Court of Appeals denied Ciba-Geigy Corporation's mandamus on Judge Kocoras' rejection of the original class settlement; and on May 30, 1997, the Seventh Circuit Court of Appeals dismissed the appeals of certain retail pharmacy class members challenging the District Court's approval of the amended class settlement. Certain of those retailers have sought en banc review of this ruling. On June 25, 1997, the Seventh

                   BRISTOL-MYERS SQUIBB COMPANY
                   PART II - OTHER INFORMATION
          ----------------------------------------------


Circuit heard oral argument on four appeals: defendant manufacturers' appeal on ILLINOIS BRICK grounds seeking dismissal of retailer damage claims on indirect purchases; retailer class plaintiffs' two appeals of summary judgments granted defendant Dupont-Merck and the wholesaler defendants; and class consumer plaintiffs' appeal in HUGGINS seeking remand of that action to Alabama state court. On March 14, 1997, an action for damages and injunctive relief on behalf of Mississippi pharmacy retailers was filed (but not immediately served) in Chancery Court for the State of Mississippi. A motion to dismiss is pending. In July 1997, the manufacturer defendants reached an agreement in principle with plaintiffs' counsel in retailer cases pending in Wisconsin and Minnesota state courts to resolve the purported class claims of retailers in those states who had opted out of the federal class. On June 23, 1997, the intermediate Washington appellate court affirmed the dismissal of the consumer class complaint. Plaintiffs are seeking review in Washington Supreme Court.
On July 5, 1997, a new purported class action on behalf of North Carolina consumers was filed in North Carolina state court.


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a) Exhibits (listed by number corresponding to the Exhibit Table of Item 601 in Regulation S-K).


Exhibit Number and Description                                    Page
------------------------------                                   -------

12.  Ratio of Earnings to Fixed Charges.                          E-12-1

27.  Bristol-Myers Squibb Company Financial Data Schedule.        E-27-1

(b)   Reports on Form 8-K.

The Registrant did not file any reports on Form 8-K during the quarter ended June 30, 1997.

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




                                       BRISTOL-MYERS SQUIBB COMPANY
                                       ----------------------------
                                              (Registrant)





Date:     August 7, 1997          /s/ Harrison M. Bains, Jr.
                                  ---------------------------------
                                  Harrison M. Bains, Jr.
                                  Vice President and Treasurer






Date:     August 7, 1997          /s/ Frederick S. Schiff
                                  ---------------------------------
                                  Frederick S. Schiff
                                  Vice President and Controller