Form 10-Q
period 1997-09-30
BRISTOL MYERS SQUIBB CO
filed 1997-11-14
CIK 14272

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549


                                FORM 10-Q


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997


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

Yes  [ X ]            No  [   ]



At September 30, 1997, there were 994,278,231 shares outstanding of the Registrant's $.10 par value Common Stock.

                      BRISTOL-MYERS SQUIBB COMPANY


                           INDEX TO FORM 10-Q


                           September 30, 1997






                                                            Page No.
                                                         -----------
Part I - Financial Information:

  Condensed Financial Statements (Unaudited):

  Consolidated Balance Sheet - September 30, 1997
    and December 31, 1996                                      2 - 3

  Consolidated Statement of Earnings for the three and
    nine months ended September 30, 1997 and 1996                  4

  Consolidated Statement of Cash Flows for the nine
    months ended September 30, 1997 and 1996                       5

  Management's Discussion and Analysis of Financial
    Condition and Results of Operations                       6 - 13


Part II - Other Information                                  14 - 16

Signatures                                                        17

                   BRISTOL-MYERS SQUIBB COMPANY
          CONDENSED CONSOLIDATED BALANCE SHEET - ASSETS
          (Unaudited, in millions except share amounts)



                                          September 30,      December 31,
                                              1997               1996
                                         --------------     -------------

Current Assets:
  Cash and cash equivalents                     $ 1,664           $ 1,681
  Time deposits and marketable
    securities                                      304               504
  Receivables, net of allowances                  2,806             2,651

  Finished goods                                  1,104               994
  Work in process                                   224               223
  Raw and packaging materials                       491               452
                                             ----------        ----------
  Inventories                                     1,819             1,669

  Prepaid expenses                                1,064             1,023
                                             ----------        ----------
    Total Current Assets                          7,657             7,528
                                             ----------        ----------

Property, Plant and Equipment                     6,785             6,646

Less: Accumulated depreciation                    2,791             2,682
                                             ----------        ----------
                                                  3,994             3,964
                                             ----------        ----------

Insurance Recoverable                               630               853

Excess of cost over net tangible assets
  received in business acquisitions               1,623             1,508

Other Assets                                        814               832
                                             ----------        ----------

  Total Assets                                  $14,718           $14,685
                                             ==========        ==========

                    BRISTOL-MYERS SQUIBB COMPANY
                CONDENSED CONSOLIDATED BALANCE SHEET -
                  LIABILITIES AND STOCKHOLDERS' EQUITY
             (Unaudited, in millions except share amounts)

                                             September 30,    December 31,
                                                 1997            1996
                                           --------------   -------------
Current Liabilities:
  Short-term borrowings                          $    540        $    513
  Accounts payable                                    980           1,064
  Accrued expenses                                  1,826           1,962
  Product liability                                   750             800
  U.S. and foreign income taxes payable               612             711
                                               ----------      ----------
    Total Current Liabilities                       4,708           5,050

Product Liability                                     660           1,031

Other Liabilities                                   1,158           1,068

Long-Term Debt                                      1,265             966
                                               ----------      ----------
    Total Liabilities                               7,791           8,115
                                               ----------      ----------
Stockholders' Equity:
  Preferred stock, $2 convertible series:
    Authorized 10 million shares; issued and
    and outstanding 13,981 in 1997 and 15,245
    in 1996, liquidation value of $50 per share         -               -

  Common stock, par value of $.10 per share:
    Authorized 2.25 billion shares; issued
    1,083,087,153 in 1997 and                         108             108
    1,082,496,016 in 1996

  Capital in excess of par value of stock             465             382

  Cumulative translation adjustments                 (524)           (361)

  Retained earnings                                10,525           9,260
                                               ----------      ----------
                                                   10,574           9,389
  Less cost of treasury stock - 88,808,922
    common shares in 1997 and 81,806,550
    in 1996                                         3,647           2,819
                                               ----------      ----------
       Total Stockholders' Equity                   6,927           6,570
                                               ----------      ----------
  Total Liabilities and Stockholders' Equity      $14,718         $14,685
                                               ==========      ==========

                           BRISTOL-MYERS SQUIBB COMPANY
                   CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                (Unaudited, in millions except per share amounts)


                                      Three Months Ended    Nine Months Ended
                                          September 30,       September 30,
                                      ------------------    ------------------
                                        1997      1996        1997      1996
                                      --------  --------    --------  --------

Net Sales                               $4,151    $3,745     $12,260   $11,110
                                      --------  --------    --------  --------


   Cost of products sold                 1,110     1,003       3,285     2,899
   Marketing, selling, administrative
      and other                            949       858       3,017     2,857
   Advertising and product promotion       550       488       1,604     1,401
   Research and development                346       336         993       948
                                      --------  --------    --------  --------
                                         2,955     2,685       8,899     8,105
                                      --------  --------    --------  --------

Earnings Before Income Taxes             1,196     1,060       3,361     3,005

Provision for income taxes                 341       307         958       871
                                      --------  --------    --------  --------

Net Earnings                           $   855   $   753      $2,403    $2,134
                                      ========  ========    ========  ========


Earnings Per Common Share                 $.86      $.75       $2.41     $2.12
                                      ========  ========    ========  ========

Average Common Shares
  Outstanding                              995     1,003         997     1,004
                                      ========  ========    ========  ========


Dividends Per Common Share                $.38     $.375       $1.14    $1.125
                                      ========  ========    ========  ========

                  BRISTOL-MYERS SQUIBB COMPANY
         CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                    (Unaudited, in millions)

                                                          Nine Months Ended
                                                            September 30,
                                                       ---------------------
                                                           1997        1996
                                                       ---------    --------
Cash Flows From Operating Activities:
          Net earnings                                    $2,403     $ 2,134
          Depreciation and amortization                      409         380
          Other operating items                              (10)        (22)
          Receivables                                       (290)       (126)
          Inventories                                       (265)       (104)
          Accounts payable                                   (41)        (52)
          Accrued expenses                                   (79)        126
          Product liability                                 (421)       (394)
          Insurance recoverable                              223          86
          Income taxes                                        50         124
          Other assets and liabilities                       (96)       (169)
                                                       ---------    --------
          Net Cash Provided by Operating Activities        1,883       1,983
                                                       ---------    ---------
Cash Flows From Investing Activities:
          Proceeds from sales of time deposits and
             marketable securities                           465         334
          Purchases of time deposits and marketable
             securities                                     (266)       (309)
          Additions to fixed assets                         (438)       (388)
          Acquisition of businesses                         (170)       (298)
          Other, net                                          26          10
                                                       ---------    --------
          Net Cash Used in Investing Activities             (383)       (651)
                                                       ---------    --------
Cash Flows From Financing Activities:
          Short-term borrowings                               80         (28)
          Long-term debt                                     305           4
          Issuances of common stock under stock plans        226         134
          Purchases of treasury stock                       (971)       (586)
          Dividends paid                                  (1,138)     (1,132)
                                                       ---------    --------
          Net Cash Used in Financing Activities           (1,498)     (1,608)
                                                       ---------    --------

Effect of Exchange Rates on Cash                             (19)         (1)
                                                       ---------    --------

Decrease in Cash and Cash Equivalents                        (17)       (277)
Cash and Cash Equivalents at Beginning of Period           1,681       1,645
                                                       ---------    --------
Cash and Cash Equivalents at End of Period                $1,664      $1,368
                                                       =========    ========
                                   -5-

                       BRISTOL-MYERS SQUIBB COMPANY
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 (in millions, except per share amounts)


Basis of Presentation
---------------------

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal adjustments) necessary for a fair presentation of the financial position of Bristol-Myers Squibb Company (the "Company") at September 30, 1997 and December 31, 1996, the results of operations for the three and nine months ended September 30, 1997 and 1996, and cash flows for the nine months ended September 30, 1997 and 1996. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company's 1996 Annual Report on Form 10-K.


Third Quarter Results of Operations
-----------------------------------

Sales
------

Worldwide sales for the third quarter of 1997 increased 11% (15% excluding the
effect of foreign exchange) over the prior year to $4,151.   The consolidated
sales growth resulted from a 15% increase due to volume and a 4% decrease due to the effect of foreign exchange. Changes in selling prices had no effect on total sales growth. Domestic sales increased 15% and international sales increased 5% (14% excluding the effect of foreign exchange). Worldwide sales for the third quarter of 1996 increased 10% compared to the third quarter of 1995.

Industry Segments
-----------------                         Three Months Ended September 30,
                                  -------------------------------------------
                                         Net Sales              % Change
                                  ---------------------    ------------------
                                     1997         1996       1997       1996
                                  ---------    --------    -------    -------
Pharmaceutical Products             $2,457       $2,152       14 %       11 %
Nonprescription Health Products        712          661        8 %        6 %
Toiletries and Beauty Aids             538          476       13 %       19 %
Medical Devices                        444          456       (3)%        -
                                  --------     --------
Total Company                       $4,151       $3,745       11 %       10 %
                                  ========     ========

                  BRISTOL-MYERS SQUIBB COMPANY
              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (in millions, except per share amounts)


Sales in the pharmaceutical products segment, which is the largest segment at 59% of total company sales, increased 14% (19% excluding foreign exchange) over the third quarter of 1996 to $2,457. Sales growth resulted from a 19% increase in volume and a 5% decrease due to the effect of foreign exchange. Selling prices had no effect on sales. Domestic pharmaceutical sales increased 25% and international sales increased 11% excluding foreign exchange.

Sales of cardiovascular drugs, the largest product group in the segment, increased 4% to $703. Sales of PRAVACHOL*, the Company's largest selling product, increased 34% to $350. Domestic sales of PRAVACHOL* increased 36% to $214. Sales of the anti-hypertensive MONOPRIL*, a second generation angiotensin converting enzyme (ACE) inhibitor with once-a-day dosage, increased 17% to $76. Sales growth for these products was offset by a 28% decline in CAPOTEN* sales.

In October, 1997, the Company and Sanofi S.A. received U.S. marketing clearance from the United States Food and Drug Administration (FDA) for irbesartan, which will be sold in the United States under the brand name AVAPRO, an angiotensin II receptor blocker for the treatment of hypertension. AVAPRO was co-developed and will be jointly marketed with Sanofi. In September, irbesartan was launched in the United Kingdom and Germany. Also in October, an FDA advisory committee voted to recommend approval of the use of PLAVIX to prevent strokes and heart attacks.

Sales of anti-cancer drugs increased 25% to $638. Sales of TAXOL* (R) (paclitaxel), the Company's leading anti-cancer agent, increased 18% to $242. In August 1997, the FDA cleared TAXOL* for use in second-line treatment of AIDS-related Kaposi's sarcoma, a rare form of cancer primarily affecting HIV-infected individuals. TAXOL's* five year Hatch-Waxman exclusivity period in the U.S. will expire in December 1997. Sales of PARAPLATIN*, an anti-cancer agent, increased 25% to $118. Sales of the Oncology Therapeutics Network (OTN), a company acquired in September 1996, contributed $125 to anti-cancer drug sales.

Anti-infective drug sales of $517 increased 15% over the prior year.   ZERIT*,
an antiretroviral agent, recorded strong gains increasing 181% to $109. In August, ZERIT* received approval by the European Union for use in combination therapy in the first-line treatment of HIV. Sales of CEFZIL*, used in the treatment of respiratory infections, increased 22% to $52. Sales of MAXIPIME*, a fourth generation injectable cephalosporin, were $23, an increase of 26% over the prior year. Central nervous system drug sales increased 22% over the prior year, primarily as a result of BUSPAR*, an anti-anxiety agent, and SERZONE*, an anti-depressant, which recorded strong growth of 21% to $112 and 38% to $40, respectively. GLUCOPHAGE, an oral medication for treatment of non-insulin dependent diabetes, continued its strong growth rate with sales increasing 82% to $167. The Company has sponsored a public awareness program that offers information to physicians and their patients on the proper




* Indicates brand names of products which are registered trademarks owned by the Company.

                  BRISTOL-MYERS SQUIBB COMPANY
               MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             (in millions, except per share amounts)


management of type 2 diabetes, a serious, under treated medical condition that afflicts more than 15 million Americans. GLUCOPHAGE is the leading product in the United States for this indication.

For the third quarter of 1996, sales of the pharmaceutical products segment increased 11% over the third quarter of 1995 to $2,152 as a result of increases in sales of PRAVACHOL*, TAXOL*, MONOPRIL*, SERZONE*, ZERIT*, VIDEX*, MAXIPIME*, and GLUCOPHAGE. Sales growth resulted from a 13% increase in volume offset by a 2% decrease due to exchange rate fluctuations. Changes in selling prices had no effect on sales growth.

Sales of the nonprescription health products segment increased 8% over the third quarter of 1996 to $712, reflecting a 12% increase due to volume and a 4% decrease due to the effect of foreign exchange. Selling prices had no effect on sales. The Company's Mead Johnson subsidiary is the number one infant formula company in the world. Total infant formula sales were $299 for the third quarter of 1997, a 2% increase over the prior year. LACTOFREE*, NUTRAMIGEN* and ENFAPRO* infant formulas performed well, increasing 31%, 18% and 12%, respectively. BOOST* and SUSTACAL* nutritional supplements also contributed to sales growth increasing 31% and 11%, respectively. In July 1997, the Company acquired CHOCO MILK*, Mexico's leading milk-based nutritional supplement. Sales of EXCEDRIN* increased 10% to $55. In July, an FDA advisory committee recommended the approval of EXCEDRIN* as an effective and appropriate over-the-counter treatment for the relief of migraine headache pain. Analgesic product sales were further strengthened by EFFERALGAN* and ASPIRINE UPSA*, with increases of 24% to $32 and 23% to $9, respectively, excluding foreign exchange. In March 1997, the Company acquired Sal de Uvas PICOT, a leading effervescent antacid product in Mexico. KERI* skin care products contributed to growth, increasing 36% to $22. VAGISTAT-1*, the first and only one-dose over-the-counter (OTC) medication for vaginal yeast infections, was launched in April and contributed sales of $6. For the third quarter of 1996, the nonprescription health products segment sales increased 6% to $661, compared to the third quarter of 1995, primarily due to increased sales of infant formulas. The increase reflected a 10% increase due to volume, a 2% decrease due to exchange rate fluctuations and a 2% decrease due to changes in selling prices.

Sales of the toiletries and beauty aids segment increased 13% over the third quarter of 1996, to $538, reflecting a 13% increase due to volume, a 1% increase due to changes in selling prices and a 1% decrease due to the effect of foreign exchange. HERBAL ESSENCES* and INFUSIUM 23* complete lines of shampoos and conditioners experienced strong volume growth, increasing 198% to $107 and 15% to $23, respectively. Sales of Clairol's NATURAL INSTINCTS* haircolor increased by 8% to $23. CLAIROL HYDRIENCE*, a unique water-based permanent haircolor, launched in June 1996, grew 43% during the quarter to $27. In September 1997, Clairol launched DAILY DEFENSE*, a complete line of shampoos and conditioners designed to purify and fortify hair to protect it from environmental and styling stresses. Combining its success in hair care and haircolor, Clairol is the number one hair products company in the U.S.
For the third quarter of 1996, sales of the toiletries and beauty aids segment were $476, an increase of 19% over the prior year, reflecting a 20% increase

                  BRISTOL-MYERS SQUIBB COMPANY
              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (in millions, except per share amounts)

due to volume, a 2% increase due to changes in selling prices and a 3% decrease due to foreign exchange. This increase was primarily due to volume growth of haircoloring and hair care products.

In the medical devices segment, sales of $444 were 3% below prior year levels (an increase of 5% excluding the effect of foreign exchange and a 1996 disposition), reflecting an increase of 5% due to volume, a 5% decrease due to the effect of foreign exchange, and a 3% decrease due to changes in selling prices. The Company's ConvaTec ostomy and modern wound care products, and Zimmer's knee and hip prosthetic joint replacements, continue to be world market share leaders. ConvaTec's growth of 9%, excluding foreign exchange and the 1996 disposition, leads the medical devices segment as sales of wound care and ostomy products increased 18% and 5%, respectively, both excluding foreign exchange. Zimmer sales decreased 1% from prior year levels.
Excluding the effect of foreign exchange rate fluctuations, sales increased 3%. Total prosthetic implant sales increased 2% excluding foreign exchange, as knee prosthetic joint replacement sales increased 5% and hip replacement sales decreased 1%, both excluding foreign exchange. Zimmer is restructuring to focus on its core businesses of orthopaedic implants and fracture fixation devices. Accordingly, in July 1997, Zimmer announced the intention to divest its arthroscopy and surgical powered instruments businesses. In September 1997, Zimmer announced as part of its restructuring, a reduction of approximately 250 in its work force, which represents 10% of its domestic employment, as well as a restructuring of its European business. For the third quarter of 1996, medical devices segment sales of $456 were at prior year levels. Volume gains of 6% were offset by a 2% decrease due to exchange rate fluctuations and a 4% decrease due to changes in selling prices.

Cost of Products Sold and Operating Expenses
--------------------------------------------

Total costs and expenses for the quarter ended September 30, 1997, as a percentage of sales, decreased to 71.2% from 71.7%. Cost of products sold decreased to 26.7% of sales from 26.8% in 1996 due to changes in product sales mix. Expenditures for advertising and promotion in support of new and existing products increased 13% to $550 from $488 in 1996 and, as a percentage of sales, increased to 13.2% from 13.0% in 1996. This increase is primarily due to increased spending on direct-to-consumer campaigns for several pharmaceutical products as well as incremental support of toiletries and beauty aids. Marketing, selling, administrative and other expenses increased 11% to $949 on increased sales force spending to support high growth products and, as a percentage of sales, remained at 22.9%. Research and development expenditures increased 3% to $346 from $336 in 1996. Pharmaceutical research and development spending increased 7% over the prior year, and as a percentage of pharmaceutical sales, was 12.3% compared to 13.1% in the third quarter of 1996.

Earnings
--------

Earnings before income taxes for the third quarter increased 13% to $1,196 from $1,060 in 1996. The effective tax rate on earnings before income taxes decreased to 28.5% in 1997 from 29.0% in 1996, reflecting the benefit of

                  BRISTOL-MYERS SQUIBB COMPANY
              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (in millions, except per share amounts)


increased earnings in lower tax jurisdictions. Net earnings increased 14% to $855 from $753 and earnings per share increased 15% to $.86 from $.75 in 1996. The growth in earnings per share exceeded the growth in net earnings by 1% as a result of the Company's share repurchase program. (In accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share, diluted earnings per share for the quarter was $.84 in 1997 and $.74 in 1996.)


Year-To-Date Results of Operations
----------------------------------

Sales
-----

Worldwide sales for the first nine months of 1997 increased 10% (13% excluding the effect of foreign exchange) over the prior year to $12,260. The consolidated sales growth resulted from a 13% increase due to volume and a 3% decrease due to the effect of foreign exchange. Changes in selling prices had no effect on total sales growth. Domestic sales increased 14% and international sales increased 6% (13% excluding the effect of foreign exchange). Worldwide sales for the first nine months of 1996 increased 9% compared to the nine months of 1995.

Industry Segments
-----------------                           Nine Months Ended September 30,
                                      ---------------------------------------
                                           Net Sales             % Change
                                      --------------------   ----------------
                                          1997        1996     1997      1996
                                      --------    --------   ------    ------
Pharmaceutical Products                 $7,253      $6,399     13 %      11 %
Nonprescription Health Products          2,138       2,003      7 %      11 %
Toiletries and Beauty Aids               1,535       1,348     14 %      13 %
Medical Devices                          1,334       1,360     (2)%      (2)%
                                      --------    --------
Total Company                          $12,260     $11,110     10 %       9 %
                                      ========    ========


Pharmaceutical products segment sales were $7,253, an increase of 13% over the prior year, reflecting a 17% increase due to volume, a 4% decrease due to the effect of foreign exchange and no effect due to overall changes in selling prices.

Domestic and international sales increased 22% and 4%, respectively. Excluding the unfavorable effect of foreign exchange, international sales increased 11% for the nine months. Cardiovascular drug sales of $2,122 increased 1% from the prior year (excluding the effect of foreign exchange,

                  BRISTOL-MYERS SQUIBB COMPANY
               MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             (in millions, except per share amounts)

sales increased 5%).  Excluding the sales of CAPOTEN*, cardiovascular sales
increased 20%.   PRAVACHOL* and MONOPRIL* sales grew 34% and 24%, respectively.
Sales growth for these products was offset by a 28% decline in CAPOTEN* sales, due to the loss of its patent exclusivity in certain countries in Europe during the first quarter of 1997 and in the U.S. in February 1996. Sales of anti-cancer drugs increased 27% to $1,789 due to strong sales of TAXOL* and PARAPLATIN*, up 13% and 17%, respectively, as well as OTN sales. Anti-infective drug sales increased 20% to $1,598. Strong gains were recorded for ZERIT* and VIDEX*, increasing 241% and 24%, respectively. Sales of CEFZIL* and MAXIPIME* also had strong growth increasing 48% and 80%, respectively. Sales of central nervous system drugs continued to experience very good growth, increasing 22% to $686. Sales of SERZONE* and BUSPAR* increased 62% and 15%, respectively. GLUCOPHAGE continued to have exceptionally strong growth, increasing 90% to $438. For the first nine months of 1996, sales of the pharmaceutical products segment increased 11% over the prior year primarily as a result of increases in sales of PRAVACHOL*, MONOPRIL*, GLUCOPHAGE, anti-cancer and central nervous system drugs, offset by the decline in CAPOTEN* sales.

In the nonprescription health products segment, sales increased 7% to $2,138, reflecting a 10% increase due to volume, a 3% decrease due to the effect of foreign exchange and no changes in selling prices. Domestic sales increased 4% and international sales increased 10% (16% excluding the effect of foreign exchange). Nutritional product sales increased 6% for the nine months.
Total infant formula sales increased 2% due to increased sales of  LACTOFREE*
and ENFAPRO*, up 25% and 9%, respectively.   BOOST*, ALACTA NF* and SUSTACAL*
also contributed to nutritional growth, increasing 42%, 29% and 13%, respectively. Sales of analgesics increased primarily due to the strong performance of the UPSA Group, driven by sales of EFFERALGAN* and ASPIRINE UPSA*, with increases of 24% and 31% excluding foreign exchange, respectively. KERI* skin care products increased 24% with strong growth domestically, and in Japan. For the first nine months of 1996, nonprescription health products segment sales increased 11% over the prior year, primarily due to increased sales of infant formulas and analgesics.

Sales of the toiletries and beauty aids segment increased 14% over the prior year, to $1,535 reflecting a 14% increase due to volume, a 1% increase in selling prices, and a 1% decrease due to the effect of foreign exchange. Domestic sales increased 10% while international sales increased 21% reflecting the launch of HERBAL ESSENCES* in several international markets. Sales of hair care products increased 32% due to strong market growth of the HERBAL ESSENCES* and INFUSIUM 23* complete lines of shampoos and conditioners, up 155% and 19%, respectively. Haircoloring product sales increased 5% primarily due to sales of CLAIROL HYDRIENCE* and NATURAL INSTINCTS* with increases of 96% and 12%, respectively. Sales of skin care products increased 18% primarily due to strong volume growth in the Japanese marketplace of SEA BREEZE*, which increased 17% excluding foreign exchange. For the first nine months of 1996, sales in the toiletries and beauty aids segment increased 13% over the prior year primarily due to increased sales of haircoloring and hair care products.

                  BRISTOL-MYERS SQUIBB COMPANY
               MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             (in millions, except per share amounts)


Sales of the medical devices segment decreased 2% from prior year levels, to $1,334 (an increase of 5% excluding the effect of foreign exchange and a 1996 disposition), reflecting a 3% increase due to volume, a 1% decrease in selling prices, and a 4% decrease due to the effect of foreign exchange. Domestic sales decreased 5% and international sales increased 1% (9% excluding the effect of foreign exchange). Sales of ostomy and wound care products from the Company's ConvaTec subsidiary increased 8% and 16% respectively, excluding foreign exchange. Zimmer sales decreased 1% from prior year levels. Excluding the effect of foreign exchange rate fluctuations sales increased 2%. Knee prosthetic joint replacement sales increased 3% and hip replacement sales decreased 3%, both excluding foreign exchange. For the first nine months of 1996, medical devices segment sales decreased 2% from the prior year as a result of sales declines in prosthetic implants and ostomy and wound care products.


Cost of Products Sold and Other Operating Expenses
--------------------------------------------------

Total costs and expenses for the nine months ended September 30, 1997 as a percentage of sales decreased to 72.6% from 73.0% for the same period of 1996. Cost of products sold increased to 26.8% of sales from 26.1% in 1996 principally due to incremental OTN sales, which carry lower margins, partially offset by increased sales of higher margin promoted pharmaceutical products. Expenditures for advertising and promotion in support of new and existing products increased 14% to $1,604 compared to $1,401 in the prior year. This increase is primarily due to increased spending on direct-to-consumer campaigns for several pharmaceutical products as well as incremental support of toiletries and beauty aids. Marketing, selling, administrative and other expenses, as a percentage of sales, were 24.6% compared to 25.7% in 1996. Research and development expenditures increased 5% to $993 compared to $948 in the prior year. Pharmaceutical research and development spending increased 9% over prior year levels, and as a percentage of pharmaceutical sales, was 11.9% compared to 12.4% in 1996.

Earnings
--------

Earnings before income taxes for the nine months increased 12% to $3,361 from $3,005 in 1996. The effective tax rate on earnings before income taxes decreased to 28.5% in 1997 from 29.0% in 1996 reflecting the benefit of increased earnings in lower tax jurisdictions. Net earnings increased 13% to
$2,403 from $2,134 in 1996.   Earnings per share increased 14% to $2.41 from
$2.12 in 1996. The growth in earnings per share exceeded the growth in net earnings by 1% as a result of the Company's share repurchase program. (In accordance with Statement of Financial Accounting Standards No. 128,
Earnings Per Share, diluted earnings per share for the nine months was $2.36 in 1997 and $2.10 in 1996).

                  BRISTOL-MYERS SQUIBB COMPANY
               MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             (in millions, except per share amounts)


Financial Position
------------------

The balance sheet at September 30, 1997 and the statement of cash flows for the nine months then ended reflect the Company's strong financial position. The Company continues to maintain a high level of working capital totaling $2.9 billion at September 30, 1997.

Internally generated funds continue to be the Company's primary source for financing expenditures for new plant and equipment. Additions to fixed assets for the nine months ended September 30, 1997 were $438 compared to $388 during the same period of 1996.

During the nine months ended September 30, 1997, the Company purchased 14.6 million shares of its common stock at a total cost of $971.

During August 1997, the Company issued $300 million principal amount of 6.875% Debentures due August 1, 2097.

Reference is made to Part II, Item 1 - Legal Proceedings in which developments are described for various lawsuits, claims and proceedings in which the Company is involved.

                  BRISTOL-MYERS SQUIBB COMPANY
                   PART II - OTHER INFORMATION
                 -------------------------------

Item 1.  Legal Proceedings
--------------------------

Various lawsuits, claims and proceedings of a nature considered normal to its business are pending against the Company and certain of its subsidiaries. The most significant of these are reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, and material developments in such matters are described in the Company's Quarterly Reports on Form 10-Q for the quarters ended March 30, 1997 and June 30, 1997, and below.

Breast Implant Litigation
-------------------------

As previously reported in the Company's Form 10-K and its Forms 10-Q referred to above, the Company, together with its subsidiary, Medical Engineering Corporation (MEC) and certain other companies, has been named as a defendant in a number of claims and lawsuits alleging damages for personal injuries of various types resulting from smooth walled breast implants and polyurethane covered breast implants formerly manufactured by MEC or its predecessors. As of September 30, 1997, approximately 22,000 persons were plaintiffs in pending lawsuits filed in federal and state courts in the United States and in certain courts in Canada and Australia. Other manufacturers of breast implants, as well as suppliers of component parts and other parties, are also defendants in the majority of these cases. A significant number of these plaintiffs have accepted the Revised Settlement, approved by the Honorable Sam C. Pointer, Jr., Chief Judge of the United States District Court for the Northern District of Alabama (discussed below), and their claims are expected to be dismissed. Only those suits filed by plaintiffs who have opted out of the Revised Settlement may proceed. Appeals related to the Revised Settlement are pending.

In early 1996, notices describing the Revised Settlement were mailed to breast implant recipients, including the approximately 380,000 domestic class members (with implants of all manufacturers, not just MEC, Baxter and 3M) who originally registered with the settlement. The claims office has reported that by early July 1997, substantially all domestic registrants had been sent Notification of Status letters advising them of their status in the settlement. About 102,000 of these registrants had submitted proof of manufacturer documentation, which has enabled the claims office to determine whether they have a breast implant of MEC, Baxter, 3M or McGhan Medical Corporation. As of September 23, 1997, over 76,000 of the registrants who submitted proof of manufacturer documentation established to the satisfaction of the claims office that they have an implant of MEC, Baxter or 3M and have chosen to participate in the settlement. Over 40,000 of these women have at least one implant manufactured by MEC or a related company.

The claims office reports that the opt-out period has ended for over ninety-nine percent of the 380,000 persons who registered with the settlement. As of August 29, 1997, approximately 44,700 of the original 380,000 domestic registrants (with implants of all manufacturers) had opted out. Because the opt-out period is essentially over, the number of opt-outs is not expected to increase materially.

                   BRISTOL-MYERS SQUIBB COMPANY
                   PART II - OTHER INFORMATION
               -----------------------------------


The claims office reports that about 6,300 of the 44,700 opt-outs have proved to the satisfaction of the claims office that they have or had a breast implant manufactured by MEC or a related company, and another approximately 8,000 opt-outs have indicated their belief (but have not proved) that they have or had an MEC breast implant. The Company has identified approximately 10,500 of the 44,700 opt-outs as plaintiffs in pending lawsuits against it. An as yet undetermined number of these 10,500 plaintiffs do not have MEC implants and their claims against the Company are expected to be dismissed. An additional 1,925 claims based upon MEC implants remain from among the domestic class members who previously opted out of the settlement originally approved in 1994. Because of continuing uncertainties, it is still not possible to predict on any precise basis the total number of women with MEC implants who will pursue lawsuits against the Company. However, based on the information set forth above and on related estimates, the Company continues to believe that previously established reserves should be adequate to address this litigation.


Infant Formula Matters
----------------------

As previously reported in the Company's Form 10-K and its Forms 10-Q referred to above, the Company, one of its subsidiaries, and others are or have been defendants in a number of antitrust actions in various states filed on behalf of purported statewide classes of indirect purchasers of infant formula products and by the Attorneys General of Louisiana, Minnesota and Mississippi, alleging a price fixing conspiracy and other violations of state antitrust or deceptive trade practice laws and seeking penalties and other relief. The Company has previously reported reaching settlements and receiving final court approval in the majority of these cases. The only open cases are in Massachusetts (final approval pending), and Missouri (motion to dismiss pending). On November 6, 1997, the court in Louisiana dismissed the plaintiffs' case. An appeal is possible.


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

On August 15, 1997, the United States Court of Appeals for the Seventh Circuit reversed a ruling of the District Court that had denied a motion made by the manufacturer defendants, including the Company, for summary judgment dismissing the overcharge damage claims of the retailer plaintiffs based on
purchases of drugs from wholesalers.   Because the Court of Appeals reversed

                   BRISTOL-MYERS SQUIBB COMPANY
                   PART II - OTHER INFORMATION
                 -------------------------------


summary judgments that had been granted in the class action to the wholesaler defendants, it stated further that the retailers might be able to recover such overcharge damages based on indirect purchases if, among other things, they could demonstrate that the wholesaler defendants participated in the alleged price fixing conspiracy. The retailer plaintiffs who opted out of the class action have subsequently sought leave from the District Court to add the wholesalers as defendants in their actions. The Court of Appeals also reversed the District Court denial of plaintiff's motion to remand to Alabama state court in Huggins, a purported multi-state consumer class action. The manufacturer defendants have filed a petition for certiorari with respect to this ruling in the United States Supreme Court. The Court of Appeals also denied the petitions for en banc review of the ruling dismissing the appeals of certain retail pharmacy class members that had challenged the District Court's approval of the amended class settlement. The settlements of the retailer cases pending in Wisconsin and Minnesota state courts are being documented. In the Mississippi retailer case, the defendants' motion to dismiss has been granted in part. The Company has received and responded to an additional subpoena and civil investigative demand from the Federal Trade Commission in its investigation concerning practices of U.S. pharmaceutical manufacturers. The Court in the California retailer and consumer cases has set a November 16, 1998 trial date. Class certification has been denied in the Michigan and Maine consumer cases. In the Wisconsin consumer case, the court has denied the defendants' motion to dismiss, but has required the plaintiffs to replead.


Item 6.  Exhibits and Reports on Form 8-K
------------------------------------------

(a) Exhibits (listed by number corresponding to the Exhibit Table of Item 601 in Regulation S-K).

Exhibit Number and Description
-------------------------------

4f.  Form of 6.875% Debenture Due 2097 of Bristol-Myers Squibb Company.

27.  Bristol-Myers Squibb Company Financial Data Schedule.

(b)   Reports on Form 8-K.

The Registrant did not file any reports on Form 8-K during the quarter ended September 30, 1997.

                   BRISTOL-MYERS SQUIBB COMPANY


                            SIGNATURES
                       -------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                       BRISTOL-MYERS SQUIBB COMPANY
                                       -------------------------------
                                                          (Registrant)





Date:     November 14, 1997       /s/ Harrison M. Bains, Jr.
                                  -----------------------------
                                  Harrison M. Bains, Jr.
                                  Vice President and Treasurer






Date:     November 14, 1997       /s/ Frederick S. Schiff
                                  -----------------------------
                                  Frederick S. Schiff
                                  Vice President and Controller