Form 10-K
period 1997-12-31
BRISTOL MYERS SQUIBB CO
filed 1998-03-31
CIK 14272

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

             [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended December 31, 1997

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

 Common Stock, $.10 Par Value                     New York Stock Exchange
                                                  Pacific Exchange, Inc.

 $2 Convertible Preferred Stock, $1 Par Value     New York Stock Exchange
                                                  Pacific Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes [X]   No [  ]

The aggregate market value of voting stock held by non-affiliates of the registrant as of February 28, 1998 was $99,481,748,374. At February 28, 1998, there were 994,247,077 shares of common stock outstanding.

                    Documents incorporated by reference

Proxy Statement for Annual Meeting of Stockholders on May 5, 1998.    Part III

                                PART I
                                ------

Item 1.   BUSINESS.

DESCRIPTION OF BRISTOL-MYERS SQUIBB COMPANY
-------------------------------------------

General:
-------

Bristol-Myers Squibb Company ("Bristol-Myers Squibb" or the "Company") was incorporated under the laws of the State of Delaware in August 1933 under the name Bristol-Myers Company as successor to a New York business started in 1887. In 1989, the Bristol-Myers Company changed its name to Bristol-Myers Squibb Company, as a result of a merger. The Company, through its divisions and subsidiaries, is a major producer and distributor of pharmaceuticals, consumer medicines, nutritionals, medical devices and beauty care products. In general, the business of the Company's segments is not seasonal.

BUSINESS SEGMENTS
-----------------

Reference is made to Note 2 Acquisitions and Divestitures and Note 13 Segment Information in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K Annual Report.


DESCRIPTION OF SEGMENTS
-----------------------

PHARMACEUTICALS:
---------------

This segment includes sales of prescription medicines, mainly cardiovascular, anti-cancer, anti-infective and central nervous system drugs.

                                      1997         1996        1995
                                    ------       ------      ------
Cardiovascular                      $2,905       $2,816      $2,911
Anti-cancer                          2,420        1,971       1,600
Anti-infective                       2,235        1,856       1,701
Central nervous system                 955          760         601
Other                                1,417        1,263         932
                                    ------       ------      ------
Total Segment                       $9,932       $8,666      $7,745
                                    ------       ------      ------


The principal products in this segment are:

Cardiovascular:
--------------

PRAVACHOL*            Pravastatin sodium, an HMG Co-A reductase inhibitor


* Indicates brand names of products which are registered trademarks owned by the Company.

CAPOTEN*/CAPOZIDE*    captopril, an angiotensin converting enzyme (ACE)
                      inhibitor

MONOPRIL*             fosinopril sodium, a second-generation ACE inhibitor
                      with convenient once-a-day dosing

QUESTRAN*             cholestyramine, a cholesterol-reducing agent

SOTACOR* sotalol, a beta blocker with unique antiarrhythmic qualities

AVAPRO irbesartan, an angiotensin II receptor antagonist, co-developed and jointly marketed with Sanofi S.A.

CORGARD*/CORZIDE*     nadolol, a once-a-day beta blocker used in the
                      treatment of hypertension and angina pectoris


Anti-cancer:
-----------

TAXOL*(R)             paclitaxel, used in the treatment of refractory ovarian
                      cancer, the second-line treatment of AIDS-related
                      Kaposi's sarcoma, and in treatment of breast cancer after failure of combination chemotherapy for metastatic disease or relapse within six months of adjuvant chemotherapy (with an exclusivity period, granted pursuant to the Hatch-Waxman Act in the U.S., which expired in December 1997)

PARAPLATIN*           carboplatin, a chemotherapeutic agent used in the
                      treatment of ovarian cancer

VEPESID* etoposide, used in the treatment of small-cell lung cancer and refractory testicular cancer

PLATINOL*             cisplatin, used in the treatment of ovarian, testicular
                      and advanced bladder cancer


Anti-infective:
--------------

ZERIT* stavudine, used in the treatment of persons with advanced HIV disease

CEFZIL* cefprozil, an oral cephalosporin used in the treatment of respiratory infections

VIDEX* didanosine, an antiretroviral drug used in the treatment of adult and pediatric patients with advanced human immunodeficiency virus (HIV) infection

DURICEF*              cefadroxil, an oral cephalosporin

MAXIPIME*             cefepime, a fourth generation injectable cephalosporin

VELOSEF*              cephradine, an oral cephalosporin

AMIKIN*               amikacin, an aminoglycoside

AZACTAM*              aztreonam, a monobactam antibiotic

FUNGIZONE*            amphotericin B, an anti-fungal


Central nervous system:
----------------------

BUSPAR* buspirone, a novel anti-anxiety agent that effectively relieves persistent anxiety with or without accompanying deprssive symptoms

SERZONE* nefazodone, an antidepressant treatment which offers a low incidence of side-effects

STADOL NS*            butorphanol NS, a prescription nasal spray analgesic


Other:
-----

DOVONEX* calcipotriene, a vitamin D3 analog for the treatment of moderate psoriasis

LAC-HYDRIN*           used in the treatment of moderate to severe dry skin

GLUCOPHAGE            metformin, an oral anti-diabetes agent for type 2 non-
                      insulin-dependent diabetes

OVCON*                an oral contraceptive

ESTRACE*              stradiol, a low-dose estrogen replacement therapy


CONSUMER MEDICINES:
------------------

This segment includes sales of analgesics, skin care, cough/cold remedies, antiperspirants and deodorants, and other consumer medicines.

                                      1997         1996        1995
                                    ------       ------      ------
Analgesics                          $  739       $  718      $  669
Other                                  612          561         551
                                    ------       ------      ------
Total Segment                       $1,351       $1,279      $1,220
                                    ------       ------      ------

The principal products in this segment are:


EXCEDRIN*             analgesics
BUFFERIN*
EFFERALGAN*
DAFALGAN*
ASPIRINE UPSA*

KERI* a line of moisturizing body lotions and shower and bath oils

SEA BREEZE*           skin care products

COMTREX*              a multi-symptom cold reliever

BAN*                  anti-perspirants and deodorants

VAGISTAT-1*           for vaginal yeast infections

On March 14, 1998, the Company completed the sale of the assets related to the BAN* brand of anti-perspirant and deodorant products.


BEAUTY CARE:
-----------

This segment includes sales of haircoloring and hair care preparations and other beauty care products.

                                      1997         1996        1995
                                    ------       ------      ------
Haircoloring                        $  841       $  812      $  714
Hair care                              794          586         487
Other                                   70           69         103
                                    ------       ------      ------
Total Segment                       $1,705       $1,467      $1,304
                                    ------       ------      ------


The principal products in this segment are:

NICE 'N EASY*         haircolorings
MISS CLAIROL*
HYDRIENCE*
NATURAL INSTINCTS*
ULTRESS*
LOVING CARE*

HERBAL ESSENCES*      complete lines of shampoos and conditioners
INFUSIUM 23*
DAILY DEFENSE*

SYSTEME BIOLAGE*      professional hair care products sold
MATRIX ESSENTIALS*    exclusively in beauty salons
VITAL NUTRIENTS*
VAVOOM*

MUM*                  anti-perspirants and deodorants

NUTRITIONALS:
------------

This segment includes sales of infant formulas and other nutritional products.


                                      1997         1996        1995
                                    ------       ------      ------
Infant formulas                     $1,219       $1,201      $1,086
Other                                  692          592         506
                                    ------       ------      ------
Total Segment                       $1,911       $1,793      $1,592
                                    ------       ------      ------


The principal products in this segment are:

ENFAMIL*              infant formula products
PROSOBEE*
NUTRAMIGEN*
LACTOFREE*

ENFAPRO*              follow-up formula products for older babies
NEXT STEP*
ALACTA NF*

SUSTAGEN*             nutritional supplements and specialties
CHOCO MILK*
ISOCAL*
SUSTACAL*
NUTRAMENT*
BOOST*

THERAGRAN*            vitamins
PLUSSSZ*
POLY-VI-SOL*
POLY-VI-FLOR*
NATALINS*


MEDICAL DEVICES:
---------------

This segment includes sales of orthopaedic implants, ostomy and wound care products and other medical devices.


                                      1997         1996        1995
                                    ------       ------      ------
Orthopaedic implants                $  615       $  644      $  657
Ostomy                                 451          452         472
Other                                  736          764         777
                                    ------       ------      ------
Total Segment                       $1,802       $1,860      $1,906
                                    ------       ------      ------

The principal products in this segment are:

NEXGEN*               Complete Knee Solution

VERSYS*               Hip System

CENTRALIGN*           Precoat Hip Prosthesis orthopaedic implants

ACTIVE LIFE/          ostomy care products
COLODRESS*
SUR-FIT/
COMBIHESIVE/SECURE*

DUODERM*              wound care products


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


PATENTS, TRADEMARKS AND LICENSES
--------------------------------

The Company owns or is licensed under a number of patents in the United States and foreign countries covering products, principally in the pharmaceuticals and medical devices segments, and has also developed many brand names and trademarks for products in each industry segment. The Company considers the overall protection of its patent, trademark and license rights to be of material value and acts to protect these rights from infringement. The Company believes that no single patent or license is of material importance in relation to the business as a whole.


COMPETITION, DISTRIBUTION AND CUSTOMERS
---------------------------------------

The markets in which Bristol-Myers Squibb competes are generally broad based, heavily competitive and include many competitors. The principal means of competition utilized to market the products of Bristol-Myers Squibb include quality, service, price and product performance. The products of the pharmaceuticals segment and the medical devices segment are promoted on a national and international basis in medical journals and directly to the medical profession. The Company is also utilizing direct-to-consumer advertising for a number of its pharmaceutical products. Most of the other products of Bristol-Myers Squibb are generally advertised and promoted on a national and international basis through the use of television, radio, print media, consumer offers, and window and in-store displays. Bristol-Myers Squibb's products are principally sold to the wholesale and retail trade both nationally and internationally. Certain products of the pharmaceuticals and medical devices segments are also sold to other drug manufacturers, hospitals and the medical profession. None of the segments is dependent upon a single customer, or a few customers, such that the loss of any one or more would have a material adverse effect on the segment.

RESEARCH AND DEVELOPMENT
------------------------

Research and development is essential to Bristol-Myers Squibb's businesses, particularly to the Pharmaceuticals Segment. Management continues to place great emphasis on these activities. Pharmaceutical research and development is carried out by the Bristol-Myers Squibb Pharmaceutical Research Institute which has major facilities in Princeton, Hopewell and New Brunswick, New Jersey; and Wallingford, Connecticut. Pharmaceutical research and development is also carried out at various other facilities in the United States and in Belgium, France, Germany, Italy, Japan, and the United Kingdom.

Bristol-Myers Squibb spent $1,385 million in 1997, $1,276 million in 1996 and $1,199 million in 1995 on company sponsored research and development activities. Pharmaceutical research and development spending, as a percentage of pharmaceutical sales, was 12.0% in 1997 compared to 12.3% in 1996 and 12.9% in 1995.


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

EMPLOYEES
---------

Bristol-Myers Squibb employed approximately 53,600 people at December 31,
1997.


DOMESTIC AND FOREIGN OPERATIONS
-------------------------------

Reference is made to Note 11 Financial Instruments, and Note 13 Segment Information in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K Annual Report.

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


Item 2.   PROPERTIES.

Bristol-Myers Squibb's world headquarters is located at 345 Park Avenue, New York, New York, where it leases approximately 841,800 square feet of floor space, approximately 301,800 square feet of which is sublet to others. The headquarters for the Company's segments are as follows: Pharmaceutical world headquarters is located in Princeton, New Jersey; Consumer Medicines in Plainsboro, New Jersey; Beauty Care in Stamford, Connecticut; Nutritionals in Evansville, Indiana; and Medical Devices in Warsaw, Indiana.

Bristol-Myers Squibb manufactures products at forty-three major worldwide locations with an aggregate floor space of approximately 12,896,000 square feet. Forty-one facilities are owned by Bristol-Myers Squibb and two are leased. The following table illustrates the segment and geographic location of the Company's significant manufacturing facilities.

                                            Cons   Beauty         Med
                                     Pharm   Med   Care   Nutri   Dev   Total
                                     -----  -----  -----  -----  -----  -----
United States                            7      1      2      2      3     15
Europe, Mid East and Africa              5      5      1      1      1     13
Other Western Hemisphere                 6             1      2             9
Pacific                                  4      1             1             6
                                     -----  -----  -----  -----  -----  -----
Total                                   22      7      4      6      4     43
                                     -----  -----  -----  -----  -----  -----



Portions of these facilities and other facilities owned or leased by Bristol-Myers Squibb in the United States and elsewhere are used for research, administration, storage and distribution. Bristol-Myers Squibb's facilities are well-maintained, adequately insured and in satisfactory condition.

Item 3.                    LEGAL PROCEEDINGS.

Breast Implant Litigation
-------------------------

Reference is made to Note 16 Contingencies in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K Annual Report.

As of December 31, 1997, approximately 23,000 domestic and 1,300 foreign breast implant recipients were plaintiffs in lawsuits pending in federal and state courts in the United States and in certain courts in Canada and Australia. Of the 23,000 domestic plaintiffs, about 12,300 have opted out of the class action settlement described below. The remaining 10,700 plaintiffs have chosen to participate in the settlement, and their lawsuits are expected to be dismissed. Some 400 foreign breast implant recipients have opted out of the Revised Settlement but the opt-out period has not yet expired for foreign women. Only those suits filed by plaintiffs who have opted out of the class action settlement may proceed in the United States. Appeals related to the Revised Settlement are pending.

Other manufacturers of breast implants, as well as suppliers of component parts and other parties, are also defendants in the majority of these cases. Some of these plaintiffs have sued numerous manufacturers without specifying the manufacturer of the implants involved.

In addition to individual suits, the Company has been named as a defendant, together with other defendants, in a purported class action brought on behalf of children allegedly exposed to silicone in utero and through breast milk.
(FEUER, ET AL., V. MCGHAN, ET AL., U.S.D.C, E. Dist. NY, 93-0146.)   The
suit, which has not been certified as a class action, names all breast implant manufacturers as defendants and seeks to establish a medical monitoring fund. On April 11, 1996, a class action on behalf of all women in the Canadian province of British Columbia was certified in the provincial court of British Columbia on the single issue of whether silicone gel breast implants are reasonably fit for their intended purpose (HARRINGTON V. DOW CORNING CORPORATION ET AL., Supreme Court, British Columbia, C954330). A previously certified class action lawsuit entitled IN RE: LOUISIANA BREAST IMPLANT CLASS ACTION (previously SPITZFADEN, ET AL. VS. DOW CORNING CORP., ET AL.), No. 92-2589, was decertified by the trial court in December 1997 and is not expected to proceed as a class action.

The Company is a participant in a class action settlement approved by the Honorable Sam C. Pointer, Jr., Chief Judge of the United States District Court for the Northern District of Alabama (LINDSEY, ET AL., V. DOW CORNING, ET AL., CV-94-P-11558-S), before whom all federal breast implant cases were consolidated for pretrial purposes. On December 22, 1995, Judge Pointer approved a revised settlement program (Revised Settlement) for resolution of claims seeking damages for personal injuries from allegedly defective breast implants. The Revised Settlement arises out of a class action settlement approved by the Court on September 1, 1994. On January 16, 1996, the Company, Baxter Healthcare Corporation and Baxter International (collectively, Baxter), and Minnesota, Mining and Manufacturing Company (3M) (hereinafter, the Settling Defendants) each paid $125 million into a court-established fund as an initial reserve to pay claims under the Revised Settlement. In 1997, the Company made additional contributions to the court-established fund totaling approximately $190 million. McGhan Medical Corporation and Union Carbide Corporation are also parties to the Revised Settlement.

The fifteen-year Revised Settlement program provides benefits to those breast implant recipients who have had at least one breast implant manufactured by one of the Settling Defendants (or their predecessors or subsidiaries). Several kinds of benefits are available for eligible participants with breast implants made by companies affiliated with Bristol-Myers Squibb, Baxter and 3M: (1) for current claimants, compensation generally ranging from $10,000 to $50,000 based on disease and disability definitions of the original settlement, plus supplemental benefits of an additional $15,000 to $50,000 for claimants with ruptured implants; (2) for current claimants seeking higher benefits and for other registrants, compensation ranging from $75,000 to $250,000 based on more stringent disease and disability definitions (Long-Term Benefits); and (3) although the Settling Defendants are not recommending removal of implants absent some specific medical reason, a $3,000 payment for those class members (other than late registrants) who seek removal of implants. In addition, current claimants are eligible for an advance payment of $5,000, and other registrants are eligible for an advance payment of $1,000. For current claimants, benefits would be payable regardless of the number of claimants seeking compensation, regardless of the total dollar value of approved claims, and regardless of the outcome of appeals from the order approving the settlement. For other registrants, benefits would be subject to an aggregate $755 million limit for all participating companies over the fifteen-year life of the program. The Company's individual aggregate limit for such benefits is $400 million. In the event the dollar value of the future claims subject to the limit exceeds this amount, claimants may be afforded additional opt-out rights but without the right to assert punitive or other statutory multiple damage claims. The Company's obligations to make payments under the Revised Settlement are not affected by the number of class members electing to opt out of the settlement or the number of class members making claims under it. However, the Company's obligations to fund Long-Term Benefits are cancelable if certain provisions of the Revised Settlement are disapproved on appeal.

The Revised Settlement was the subject of an appeal filed by certain foreign breast implant recipients. In November 1996, the Settling Defendants settled that appeal, and the benefits of the Revised Settlement were extended, with certain modifications, to foreign breast implant recipients. Pursuant to the settlement, the Settling Defendants paid (on an equal basis) an aggregate of $25 million into a court-approved settlement fund as an initial reserve for payment of foreign claims.

Approximately 380,000 domestic class members (with implants of all manufacturers, not just MEC, Baxter and 3M) registered with the original settlement approved in 1994. Around 88,000 of these class members have indicated that they received at least one breast implant manufactured by MEC or a related company. Of these 88,000 registrants, 14,300 have opted out of the Revised Settlement; 6,300 of these have proved to the satisfaction of the claims office that they received a breast implant of MEC or a related company, while the remaining 8,000 opt-outs have indicated their belief (but have not proved) that they received an MEC breast implant. The 14,300 opt-outs who have or claim to have MEC implants are among the 44,800 domestic registrants (with implants of all manufacturers) who opted out of the Revised Settlement. The Company has identified approximately 10,800 persons from among the 44,800 opt-outs (with implants of all defendants, not just MEC) as plaintiffs in lawsuits against it. An as yet undetermined number of these 10,800 plaintiffs do not have MEC implants and their claims against the Company are expected to be dismissed. An additional 1,570 plaintiffs with claims based upon MEC implants remain from among domestic class members who previously opted out of the settlement originally approved in 1994. Because the opt-out period is essentially over for domestic class members, the number of opt-outs is not expected to increase materially. However, because of continuing uncertainties, it is still not possible to predict on any precise basis the total number of women with MEC implants who will pursue lawsuits against the Company.

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

The Company's insurers were notified of the breast implant claims and the Revised Settlement, and generally reserved their rights or declined to confirm coverage. The Company has reached settlements with many of the insurers (generally in connection with coverage litigation filed by the Company in Texas state court). The settlement agreements provided cash or confirmed coverage. Legal proceedings remain unresolved against some of the insurers.

The cost to the Company of resolving opt-out claims is subject to a number of complex uncertainties. Primary among them is the difficulty of estimating with any precision the quantity and quality of such claims. While there have been large judgments, defendants have won more trials than they have lost, and in 1996 and 1997, the Company's trial experience was highly favorable. The Company has maintained throughout this litigation that breast implants do not cause disease and medical and scientific data support the Company's position. The Company's view has found strong support in the December 1996 decision of a federal judge in Oregon, who ruled to exclude the testimony of plaintiffs' experts concerning a causal link between silicone gel breast implants and systemic illness on the ground that it fails to satisfy standards for reliability under current Supreme Court guidelines. In addition, a science panel appointed by Judge Pointer is in the process of reviewing the scientific literature regarding any relation between breast
implants and disease, and is expected to report its findings in 1998.   The
results of continuing medical research and a variety of additional factors, including the success of other legal defenses and the success of the Revised Settlement program, might substantially affect the cost of resolving opt-out cases.

In the fourth quarter of 1993, the Company recorded a charge of $500 million before taxes ($310 million after taxes) in respect of breast implant cases. The charge consisted of $1.5 billion for potential liabilities and expenses, offset by $1 billion of expected insurance proceeds. In the fourth quarters of 1994 and 1995, the Company recorded additional special charges of $750 million before taxes ($488 million after taxes) and $950 million before taxes ($590 million after taxes), respectively, related to breast implant product liability claims. Although the cost of the Revised Settlement and the ongoing litigation cannot at present be predicted with any reasonable degree of precision, the Company, based on the information set forth above and on related estimates, continues to believe that previously established reserves should be adequate to address these claims.

Infant Formula Matters
----------------------

The Company, one of its subsidiaries, and others are or have been defendants in a number of antitrust actions in various states filed on behalf of purported statewide classes of indirect purchasers of infant formula products and by the Attorneys General of Louisiana, Minnesota and Mississippi, alleging a price fixing conspiracy and other violations of state antitrust or deceptive trade practice laws and seeking penalties and other relief. The Company has previously reported reaching settlements and receiving final court approval in the majority of these cases. The only open cases are in Louisiana and Missouri. On November 6, 1997, the court in Louisiana dismissed the plaintiffs' case. The plaintiffs are appealing that dismissal. In Missouri, the Company has a motion to dismiss pending. The Company believes that these actions are without merit and that their ultimate disposition will not have a material adverse effect on the Company's results of operations, liquidity or consolidated financial position.

Prescription Drug Litigation
----------------------------

As of December 31, 1997, the Company is a defendant in over 100 actions brought against the Company and more than 30 other pharmaceutical manufacturers, drug wholesalers and pharmacy benefit managers in various federal district courts by certain chain drugstores, supermarket chains and independent drugstores, suing either individually or as a representative of a nationwide class of retail pharmacies that has been certified. These cases, which have been coordinated for pretrial purposes in the United States District Court for the Northern District of Illinois, seek treble damages and injunctive relief on account of an alleged antitrust conspiracy concerning the pricing and marketing of brand name prescription drugs in violation of the Sherman Act; individual retailer plaintiffs also assert claims of unlawful price discrimination under the Robinson-Patman Act. Discovery has been completed with respect to claims concerning the alleged Sherman Act violations. Completion of additional discovery with respect to Robinson-Patman Act claims against the Company has been stayed. It is estimated that the class members who have not opted out represent approximately two-thirds of retail pharmacy purchases of brand name prescription drugs during the alleged damages period. As of May 1, 1996, the Company, without admitting any wrongdoing, reached an amended agreement to settle the class action. On May 30, 1997, the United States Court of Appeals for the Seventh Circuit dismissed appeals challenging the District Court's approval of the amended class action settlement. On October 29, 1997, the class settlement became final. Trial in the class case against the manufacturer and wholesaler defendants who have not settled is scheduled for September 14, 1998, with trial in the actions brought by the individual retailer plaintiffs to follow. The largest opt-out retailer plaintiffs have purported to quantify their

Sherman Act damage claims against the defendants, including the Company, asserting damages aggregating approximately $2.4 billion before trebling. On November 20, 1997, two large retail chains, Eckerd Corporation and American Drug Stores, initiated similar actions in the Northern District of Illinois against several manufacturer and wholesaler defendants, including the Company. On August 15, 1997, the Seventh Circuit ruled on consolidated appeals from several District Court rulings. The Appeals Court reversed the District Court's denial of summary judgment to the manufacturer defendants, including the Company, on the overcharge damages claims based on plaintiffs' indirect purchases from wholesalers of defendant manufacturers' drugs. However, the Court of Appeals also reversed the District Court's grant of summary judgment to the wholesaler defendants in the class action and stated that class and individual plaintiffs might be able to recover overcharge damages on indirect purchases from wholesalers if they demonstrated that wholesalers participated in the alleged Sherman Act violations. After remand, the District Court granted the individual plaintiffs leave to amend their complaints to join the wholesalers as defendants. Class action cases brought by retail pharmacies in state courts against similar defendants including the Company and alleging similar claims under state law have been filed in California, Alabama, Wisconsin, Minnesota and Mississippi. Final settlements have been approved in the Wisconsin and Minnesota class actions. The Mississippi court has ruled that the case may not proceed as a class action, but has refused to dismiss the claims of named plaintiffs. Class action cases brought by consumers in state courts against similar defendants including the Company and alleging similar claims under state law have been brought in Alabama, California, Washington, New York, Arizona, the District of Columbia, Maine, Michigan, Minnesota, Wisconsin, Kansas, Florida, Tennessee and North Carolina. Four of these state consumer cases were removed to federal court and transferred to the consolidated proceedings in the Northern District of Illinois. These four cases have recently been remanded to state court and all the consumer class actions are now in state court. The consumer actions brought in Washington and New York have been dismissed; an appeal is pending in New York. A consumer class has been certified in the District of Columbia case, while class certification has been denied in the Maine, Michigan and Minnesota consumer cases. Plaintiffs in Minnesota responded to the denial of class certification by filing a new consumer class action seeking only injunctive relief on August 14, 1997. In July 1996, the Company received a subpoena from the Federal Trade Commission
(FTC) in an investigation it is conducting to determine whether U.S. pharmaceutical manufacturers have engaged in unfair methods of competition by engaging in unlawful concerted activities on prices of pharmaceutical products. On May 27, 1997, the FTC served a second subpoena and a Civil Investigative Demand (CID) on the Company for information and documents. The Company responded to this CID and has completed its document production. On December 31, 1997, the FTC requested additional documents. The Company believes that the above-described actions are without merit and that their ultimate disposition will not have a material adverse effect on the Company's results of operations, liquidity or consolidated financial position.

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

                                   PART IA
                                  ------------

EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------
The following are the executive corporate officers and the other executive officers of the Registrant:


                                      Positions and Offices Presently
      Name                     Age    Held with the Registrant
----------------               ---  ---------------------------------


Charles A. Heimbold, Jr.       64   Chairman of the Board, Chief Executive
                                    Officer and Director

Hamed M. Adbou, Ph.D.          57   President, Technical Operations, Worldwide
                                    Medicines Group

Harrison M. Bains, Jr.         54   Treasurer and Vice President, Corporate
                                    Staff

Samuel L. Barker, Ph.D.        55   Executive Vice President, Franchise
                                    Management and Strategy, Worldwide
                                    Medicines Group

Alice C. Brennan               45   Secretary, Head of the Office of Corporate
                                    Conduct and Vice President, Corporate Staff

Peter R. Dolan                 42   President, Pharmaceutical Group - Europe
                                    and Worldwide Consumer Medicines

Donald J. Hayden, Jr.          42   President, Intercontinental, Worldwide
                                    Medicines Group

George P. Kooluris             53   Senior Vice President, Corporate
                                    Development, Corporate Staff

Richard J. Lane                47   President, U.S. Pharmaceutical Group

John L. McGoldrick             57   General Counsel and Senior Vice President,
                                    Law and Strategic Planning, Corporate Staff

Michael F. Mee                 55   Chief Financial Officer and Senior Vice
                                    President, Corporate Staff

Christine A. Poon              45   President, Medical Devices Group

Peter S. Ringrose, Ph.D.       52   President, Bristol-Myers Squibb
                                    Pharmaceutical Research Institute

Stephen I. Sadove              46   President, Worldwide Beauty Care and
                                    Nutritionals

Frederick S. Schiff            50   Controller and Vice President, Financial
                                    Operations, Corporate Staff

John L. Skule                  54   Vice President, Public Affairs, Corporate
                                    Staff

Charles G. Tharp, Ph.D.        46   Senior Vice President, Human Resources,
                                    Corporate Staff

Kenneth E. Weg                 59   Executive Vice President, President,
                                    Worldwide Medicines Group and Director



     Persons who hold titles as elected corporate officers of the Registrant were last elected or reelected to the office held at the general election of officers by the Registrant's Board of Directors on May 6, 1997. Officers of the Registrant serve in such capacity at the pleasure of the Board of Directors of the Registrant.

     CHARLES A. HEIMBOLD, JR. - From 1992 to 1996, President of the Registrant. Mr. Heimbold has been a director of the Registrant since 1989, the Chief Executive Officer of the Registrant since 1994 and Chairman of the Board of Directors of the Registrant since 1995.

     HAMED M. ABDOU, Ph.D. - From 1993 to 1995, Vice President QA/QC, Technical Operations PG, a division of the Registrant, and from 1995 to 1997, Senior Vice President, North America and Intercontinental Manufacturing, Technical Operations PG, a division of the Registrant. Dr. Abdou has been President, Technical Operations, Worldwide Medicines Group, a division of the Registrant since 1997.

     HARRISON M. BAINS, JR. - Mr. Bains has been Treasurer and Vice President, Corporate Staff of the Registrant since 1988.

     SAMUEL L. BARKER, Ph.D. - From 1992 to 1994, President, U.S. Pharmaceutical Group, a division of the Registrant, from 1994 to 1995, Executive Vice President, and President, U.S. Pharmaceutical Group, a division of the Registrant and from 1995 to 1997, President, U.S. Pharmaceutical Group, Worldwide Medicines Group, a division of the Registrant. Dr. Barker has been Executive Vice President, Franchise Management and Strategy, Worldwide Medicines Group, a division of the Registrant since 1997.

     ALICE C. BRENNAN - From 1992 to 1994, Secretary of American Cyanamid Company, a pharmaceutical and agricultural company. Ms. Brennan has been Secretary and Vice President, Corporate Staff of the Registrant since 1994 and Head of the Office of Corporate Conduct since 1997.

     PETER R. DOLAN - From 1993 to 1995, President, Bristol-Myers Products, a division of the Registrant, from 1995 to 1996, President, Mead Johnson Nutritional Group, a division of the Registrant, and from 1996 to 1997, President, Nutritionals and Medical Device Group, a division of the Registrant. Mr. Dolan has been President, Pharmaceutical Group - Europe and Worldwide Consumer Medicines, divisions of the Registrant since 1997.

     DONALD J. HAYDEN, JR. - From 1993 to 1994, Vice President & General Manager, Bristol-Myers Oncology Division, Specialty Pharmaceuticals, a division of the Registrant, in 1994, Vice President & General Manager, Bristol-Myers Oncology Division, a division of the Registrant, from 1994 to 1995, Vice President & General Manager, Bristol-Myers Oncology/Immunology Division, a division of the Registrant, in 1995, President Oncology & Immunology, a division of the Registrant, from 1995 to 1997, Senior Vice President, Worldwide Franchise Management and Business Development, a division of the Registrant, and in 1997, President, Intercontinental Pharmaceutical Group and Senior Vice President, Worldwide Business Development, Worldwide Medicines Group, a division of the Registrant. Mr. Hayden has been President, Intercontinental, Worldwide Medicines Group, a division of the Registrant since 1997.

     GEORGE P. KOOLURIS - From 1980 to 1993, Vice President, Corporate Development, Corporate Staff of the Registrant. Mr. Kooluris has been Senior Vice President, Corporate Development, Corporate Staff of the Registrant since 1994.

     RICHARD J. LANE - From 1993 to 1994, President, Human Health - U.S., Merck Co., Inc., in 1994, President, Human Health N.A., Merck & Co., Inc., a pharmaceutical company, from 1994 to 1995, consultant Schering-Plough Corporation, a pharmaceutical company, and in 1995, Senior Vice President Marketing Operations, Sandoz Pharmaceuticals, a pharmaceutical, nutritionals and chemicals company. From 1995 to 1997, Senior Vice President Marketing, U.S. Pharmaceuticals, a division of the Registrant, and in 1997, President, U.S. Primary Care, a division of the Registrant. Mr. Lane has been President, U.S. Pharmaceuticals, a division of the Registrant since 1997.

     JOHN L. McGOLDRICK - From 1974 to 1994, Partner, McCarter & English and from 1995 to 1997, General Counsel and Senior Vice President, Corporate Staff of the Registrant. Mr. McGoldrick has been General Counsel and Senior Vice President, Law and Strategic Planning, Corporate Staff of the Registrant since 1997.

     MICHAEL F. MEE - From 1990 to 1993, director and from 1992 to 1993, Chairman of the Board and Chief Financial Officer of Wang Laboratories, Inc., a provider of computer-based information processing products and services. Mr. Mee has been Chief Financial Officer and Senior Vice President, Corporate Staff of the Registrant since 1994.

     CHRISTINE A. POON - From 1993 to 1994, Vice President, Business Strategy, Specialty Pharmaceuticals, a division of the Registrant, from 1994 to 1995, President & General Manager - Canada, Pharmaceutical Group - Intercontinental, a division of the Registrant, in 1995 Vice President OPS-Planning - Intercontinental & President, Canada, a division of the Registrant, from 1995 to 1996, Vice President, Canada and Northern Latin America, Intercontinental, a division of the Registrant, from 1996 to 1997, Senior Vice President, Intercontinental Northern Latin America and Canada, a division of the Registrant, and in 1997, President, Latin America and Canada, Worldwide Pharmaceutical Group, a division of the Registrant. Ms. Poon has been President, Medical Devices Group, a division of the Registrant since 1997.

     PETER S. RINGROSE, Ph.D. - From 1992 to 1994, Senior Vice President, Medicinal Research & Development, Europe and from 1994 to 1996, Senior Vice President, Worldwide Discovery and Medicinal Research & Development, Europe of Pfizer Inc., a health care company. Dr. Ringrose has been President, Bristol-Myers Squibb Pharmaceutical Research Institute, a division of the Registrant since 1997.

     STEPHEN I. SADOVE - From 1991 to 1994, President, Clairol Incorporated, a division of the Registrant, from 1994 to 1996, President, Worldwide Clairol and 1996 to 1997, President, Worldwide Beauty Care, a division of the Registrant. Mr. Sadove has been President, Worldwide Beauty Care and Nutritionals, a division of the Registrant since 1997.

     FREDERICK S. SCHIFF - From 1990 to 1997, Controller and Vice President, Corporate Staff of the Registrant. Mr. Schiff has been Controller and Vice President, Financial Operations, Corporate Staff of the Registrant since 1997.

     JOHN L. SKULE - Mr. Skule has been Vice President, Public Affairs, Corporate Staff of the Registrant since 1993.

     CHARLES G. THARP, Ph.D. - Dr. Tharp has been Senior Vice President, Human Resources, Corporate Staff of the Registrant since 1993.

     KENNETH E. WEG - From 1993 to 1996, President, Bristol-Myers Squibb Pharmaceutical Group, a division of the Registrant. Mr. Weg has been President, Worldwide Medicines Group, a division of the Registrant, since 1997 and a director of the Registrant since 1995 and Executive Vice President of the Registrant since 1995.

     In addition to the positions and offices heretofore listed, all of the foregoing executive corporate officers and other executive officers of the Registrant are directors and/or officers of one or more affiliates of the Registrant, with the exception of Mr. Skule and Dr. Tharp.

                                    PART II
                                  ------------

Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
        STOCKHOLDER MATTERS.


MARKET PRICES
-------------

Bristol-Myers Squibb common and preferred stocks are traded on the New York Stock Exchange and the Pacific Exchange, Inc. (symbol: BMY). A quarterly summary of the high and low market prices is presented below:

                                   1997                  1996
                            -------------------  ---------------------
                              High       Low       High         Low
                            --------   --------  ---------   ---------
Common:

First Quarter               $69  1/4  $53  1/4   $45   1/8   $40  9/16
Second Quarter               85  3/4   57  1/4    45   1/8    39
Third Quarter                88  5/8   71         49          41  1/2
Fourth Quarter               98 3/16   80         58  3/16    48  1/4


Preferred:

During all four quarters of 1997 and the first quarter of 1996, there were no trades of the Company's preferred stock. The Company's preferred stock traded at a high of $369 and a low of $350 1/2 during the second quarter of 1996, a high of $370 and low of $364 during the third quarter of 1996 and a high and low of $450 during the fourth quarter of 1996.


HOLDERS OF COMMON STOCK
-----------------------

The approximate number of record holders of common stock at December 31, 1997 was 127,036.

The number of record holders is based upon the actual number of holders registered on the books of Bristol-Myers Squibb at such date and does not include holders of shares in "street names" or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

DIVIDENDS
---------

Dividend payments per share in 1997 and 1996 were:

                              Common                 Preferred
                        -------------------      ----------------
                           1997      1996         1997       1996
                        -------   ---------      -----      -----
First Quarter           $   .38   $ .37 1/2      $ .50      $ .50
Second Quarter              .38     .37 1/2        .50        .50
Third Quarter               .38     .37 1/2        .50        .50
Fourth Quarter              .38     .37 1/2        .50        .50
                        -------   ---------      -----      -----
Year                    $  1.52   $1.50          $2.00      $2.00
                        =======   =========      =====      =====

In December 1997, the Board of Directors of the Company declared a quarterly dividend of $.39 per share on the common stock of the Company, payable on February 1, 1998 to shareholders of record as of January 2, 1998. The 1998 indicated annual payment of $1.56 per share represents the twenty-sixth consecutive year that the Company has raised the dividend on its common stock.

Item 6. SELECTED FINANCIAL DATA.

FIVE-YEAR FINANCIAL SUMMARY
OPERATING RESULTS
---------------------------
(in millions,
 except per share amounts)
                                  1997      1996      1995      1994      1993
                               -------   -------   -------   -------   -------

Net Sales                      $16,701   $15,065   $13,767   $11,984   $11,413
                               -------   -------   -------   -------   -------
Expenses:
Cost of products sold            4,464     3,965     3,637     3,122     3,029
Marketing, selling and
  administrative                 4,173     3,925     3,670     3,166     3,098
Advertising and product
  promotion                      2,241     1,946     1,646     1,367     1,255
Research and development         1,385     1,276     1,199     1,108     1,128
Other(*)                          (44)      (60)     1,213       666       332
                               -------   -------   -------   -------   -------
                                12,219    11,052    11,365     9,429     8,842
                               -------   -------   -------   -------   -------
Earnings Before
  Income Taxes(*)                4,482     4,013     2,402     2,555     2,571

Provision for income taxes       1,277     1,163       590       713       612
                               -------   -------   -------   -------   -------

Net Earnings(*)                $ 3,205   $ 2,850   $ 1,812   $ 1,842   $ 1,959
                               =======   =======   =======   =======   =======
Dividends paid on common
  and preferred stock          $ 1,515   $ 1,507   $ 1,495   $ 1,485   $ 1,485
Earnings per
  common share - Basic(*)         3.22      2.84      1.79      1.81      1.90
Earnings per
  common share - Diluted(*)       3.14      2.80      1.78      1.81      1.89

Dividends per common share        1.52      1.50      1.48      1.46      1.44


(*) Includes a gain on the sale of a business of $225 million before taxes, $140 million after taxes, in 1997. Includes a special charge for pending and future product liability claims of $950 million before taxes, $590 million after taxes, or $.58 per common share, basic and diluted in 1995; $750 million before taxes, $488 million after taxes, or $.48 per common share, basic and diluted in 1994; and $500 million before taxes, $310 million after taxes, or $.30 per common share, basic and diluted in 1993. Includes a provision for restructuring of $225 million before taxes, $140 million after taxes, in 1997 and $310 million before taxes, $198 million after taxes, in 1995.

Item 6. SELECTED FINANCIAL DATA. (Con't.)

FIVE-YEAR FINANCIAL SUMMARY
FINANCIAL POSITION AT DECEMBER 31
---------------------------------
(in millions)
 except per share amounts)

                                  1997      1996      1995      1994      1993
                               -------   -------   -------    ------    ------

Current assets                 $ 7,736   $ 7,528   $ 7,018   $ 6,710   $ 6,570
Property, plant and
  equipment                      4,156     3,964     3,760     3,666     3,374
Total assets                    14,977    14,685    13,929    12,910    12,101

Current liabilities              5,032     5,050     4,806     4,274     3,065
Long-term debt                   1,279       966       635       644       588
Total liabilities                7,758     8,115     8,107     7,206     6,161

Stockholders' equity           $ 7,219   $ 6,570   $ 5,822   $ 5,704   $ 5,940

Average common shares
  outstanding - Basic              996     1,004     1,012     1,017     1,030

Average common shares
  outstanding - Diluted          1,021     1,018     1,016     1,020     1,038


Reference is made to Note 2 Acquisitions and Divestitures, Note 8 Property, Plant and Equipment and Note 16 Contingencies, appearing in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K Annual Report.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

Summary

In 1997, Bristol-Myers Squibb achieved record levels of sales, earnings and earnings per share. Worldwide sales grew to $16.7 billion, an 11% increase over 1996. Domestic sales, which represent 58% of worldwide sales, increased 14% to $9.6 billion, while international sales increased 7% to $7.1 billion. Exchange rate fluctuations had an unfavorable effect of 3% on worldwide sales and 8% on international sales. Sales growth resulted from a 14% increase due to volume with no changes overall from pricing activity. In 1997, significant contributions to the Company's sales growth were made by the Company's most important products, many of which experienced double- and even triple-digit sales growth on a worldwide basis.

Earnings before income taxes increased 12% to $4,482 million in 1997, net earnings increased 12% to $3,205 million, basic earnings per share increased 13% to $3.22 and diluted earnings per share increased 12% to $3.14. Net earnings and basic earnings per share have increased at compound annual growth rates of 12% and 13%, respectively, over the past 10 years.

Bristol-Myers Squibb's financial position remains strong. At December 31, 1997, the Company held $1.8 billion in cash, time deposits and marketable securities. Cash provided by operating activities totaled $2.5 billion and continued to be the primary source of funding to finance dividend distributions of $1.5 billion and treasury stock repurchases of $1.2 billion. Dividends per common share were $1.52 in 1997, increasing from $1.50 per share paid in 1996. The Company's payout ratio, calculated as dividends per common share over basic earnings per common share, were 47.2%, 52.8% and 57.6%, in 1997, 1996 and 1995, respectively, excluding the 1995 special charge and provision for restructuring. In December 1997, the Company announced another dividend increase, the twenty-sixth consecutive year that dividends have increased. The 1998 indicated annual payment is $1.56 per share. Bristol-Myers Squibb's strong financial position is evidenced further by its triple-A credit rating from both Moody's and Standard & Poor's, making Bristol-Myers Squibb one of only seven U.S. companies with this distinction.

In 1997, Bristol-Myers Squibb established its long-term strategic objective to be the number one company in earnings per share growth within its competitive universe. To achieve this objective, the Company is making strategic investments behind a number of high priority projects. The Company's top priority project is to become the most productive, respected and innovative pharmaceutical research and development organization in the world. Other high priority projects focus on high growth products in fast growing markets, including PRAVACHOL*, TAXOL*(R) (paclitaxel), GLUCOPHAGE and HERBAL ESSENCES*, as well as enhancing the balanced strength of its core businesses. During 1997, increases were made in advertising and promotion expenditures, sales force personnel and research and development facilities and personnel to help ensure the success of these high priority projects.

Total equity market capitalization was $94 billion as of December 31, 1997, a 72.3% increase over last year. Total return to stockholders, share price appreciation together with reinvested dividends, was 77.0% for 1997, which compares favorably to the 33.4% return of the Standard & Poor's 500 Index.

Employment levels at December 1997 increased to 53,600 from 51,200 at December 1996, with increases in the pharmaceutical sales force and increases due to acquisitions.

During the year, the Company made a number of strategic acquisitions. In January 1998, the Company completed the acquisition of Redmond Products, Inc., a leading hair care manufacturer in the United States which markets well-known products including AUSSIE Mega Shampoo, AUSSIE 3 Minute Miracle Conditioner and AUSSIE Sprunch Spray, among others. In Latin America, the Company acquired Abeefe S.A., Peru's largest pharmaceutical manufacturer and marketer of a broad range of prescription and nonprescription anti-infective, respiratory, anti-inflammatory and dermatological products; CHOCO MILK*, Mexico's leading milk-based nutritional supplement; and SAL DE UVAS PICOT*, a leading effervescent antacid product.

Net Sales and Earnings

Worldwide sales increased 11% in 1997 to $16.7 billion, compared with increases of 9% and 15% in 1996 and 1995, respectively. The consolidated sales growth resulted from a 14% increase due to volume, a 3% decrease due to unfavorable foreign exchange rate fluctuations and no changes overall from pricing activity. In 1996, the 9% increase in sales reflected an 11% increase due to volume, a 2% decrease due to unfavorable foreign exchange rate fluctuations and no changes overall from pricing activity. In 1995, the 15% increase in sales reflected a 13% increase due to volume, while price increases and exchange rate fluctuations each contributed 1% to growth on a worldwide basis. Domestic sales increased 14% in 1997, and 10% in both 1996 and 1995, while international sales increased 7% in 1997, 9% in 1996 and 22% in 1995. In general, the businesses of the Company's industry segments are not seasonal.

Net earnings and basic earnings per share in 1997 increased 12% to $3,205 million and 13% to $3.22 per share from $2,850 million and $2.84 per share in 1996. 1995 net earnings and basic earnings per share were $1,812 million and $1.79 per share ($2,600 million and $2.57 per share excluding the 1995 provision for restructuring and special charge). Diluted earnings per share in 1997, 1996 and 1995 were $3.14, $2.80 and $1.78, respectively. Net earnings margins increased to 19.2% in 1997 from 18.9% in both 1996 and 1995, excluding the 1995 charges.

The effective income tax rate on earnings before income taxes was 28.5% in 1997 compared to 29.0% and 24.6% in 1996 and 1995, respectively. Excluding the 1995 special charge and provision for restructuring, the effective income tax rate on earnings before income taxes was 29.0% in 1995. The lower 1997 effective income tax rate compared to 1996 and 1995 resulted from increased income in lower tax rate jurisdictions.

As described in the notes to the financial statements, in the fourth quarter of 1997, the Company divested Linvatec Corporation, its arthroscopy and surgical powered instrument business, for $370 million, resulting in a gain of $225 million before taxes, $140 million after taxes. At the same time, the Company recorded a provision for restructuring of $225 million before taxes, $140 million after taxes. The provision for restructuring primarily relates to the consolidation of plants and facilities and related employee termination costs. In the fourth quarter of 1995, the Company recorded a special charge to earnings of $950 million before taxes, $590 million after taxes, or $.58 per common share, basic and diluted (see Note 16 - Contingencies), as well as a provision for restructuring of $310 million before taxes, $198 million after taxes.

Expenses

Total costs and expenses as a percentage of sales were 73.2% in 1997 compared with 73.4% in both 1996 and 1995, excluding the 1995 special charge and provision for restructuring.

As a percentage of sales, cost of products sold increased to 26.7% in 1997 from 26.3% in 1996, principally due to incremental low margin Oncology Therapeutic Network sales, partially offset by increased sales of higher margin promoted pharmaceutical products. In 1996, cost of products sold as a percentage of sales remained relatively unchanged at 26.3% compared to 26.4% in 1995. Excluding 1996 acquisitions, cost of products sold as a percentage of sales decreased to 25.5% in 1996 due to a favorable product mix and manufacturing efficiencies.

Advertising and promotion expenses in support of new and existing products increased 15% to $2,241 million in 1997 from $1,946 million in 1996, and as a percentage of sales, increased to 13.5% from 12.9%, principally due to increased spending on direct-to-consumer campaigns for several pharmaceutical products as well as incremental advertising support of beauty care products. In 1996, advertising and promotion expenses increased 18% from 1995 levels primarily due to incremental spending in the Pharmaceuticals and Beauty Care Segments, supporting direct-to-consumer campaigns and new product launches, respectively.

Marketing, selling and administrative expenses increased 6% to $4,173 million in 1997 from $3,925 million in 1996, and as a percentage of sales, decreased to 25.0% in 1997 from 26.1% in 1996 and 26.7% in 1995 as a direct result of the Company's productivity programs and higher sales volumes.

The Company's investment in research and development totaled $1,385 million in 1997, an increase of 9% over 1996, and as a percentage of sales, decreased to 8.3% in 1997 from 8.5% in 1996. This spending level reflects the Company's commitment to research over a broad range of therapeutic areas and clinical development in support of new products. The Company acquired a new research facility in Hopewell, N.J., and announced its intention to hire 2,000 additional scientists over the next several years. Over the past 10 years, research and development expenses have increased at a compound annual growth rate of 10%. In 1997, research and development spending dedicated to the research and development of pharmaceutical products was 12.0% of pharmaceutical sales compared to 12.3% and 12.9% in 1996 and 1995, respectively. During 1997, 1996 and 1995, the Company entered into a number of research alliances, licensing agreements and biotechnology collaborations. These agreements are providing important new products as well as early-stage compounds for further development and new processes that will help the Company screen for new drugs more effectively.

Business Segments

All five of the Company's business segments - Pharmaceuticals, Consumer Medicines, Nutritionals, Medical Devices and Beauty Care - reported sales increases, excluding foreign exchange, during the year. By the end of 1997, Bristol-Myers Squibb had 63 products with more than $50 million in annual sales, 33 of which had more than $100 million in annual sales.

Sales in the Pharmaceuticals Segment, which is the Company's largest segment at 59% of total Company, increased 15% to $9,932 million in 1997. Sales growth resulted from a 17% increase in volume and a 1% increase in selling prices, offset by a 3% decrease due to the unfavorable effect of foreign exchange rate fluctuations. Domestic sales increased 23% and international sales increased 13%, excluding foreign exchange, primarily due to volume growth.

Sales of PRAVACHOL*, a cholesterol-lowering agent, and the Company's largest selling product, were $1.4 billion, an increase of 34%. Domestic sales increased 39% to $875 million. Results of the Long-term Intervention with Pravastatin in Ischaemic Disease (LIPID) trial showed PRAVACHOL* treatment reduced consequences of coronary heart disease, including heart attack, stroke and death, by 20% to 30%. Sales of MONOPRIL*, a second generation angiotensin converting enzyme (ACE) inhibitor with once-a-day dosing, increased 28% to $328 million, with strong growth in both domestic and international markets. The Company and Sanofi S.A. received U.S. marketing clearance from the U.S. Food and Drug Administration (FDA) for irbesartan and clopidogrel. Irbesartan, sold as AVAPRO in the United States, is an angiotensin II receptor blocker for the treatment of hypertension, and clopidogrel, to be sold as PLAVIX in the United States, is a platelet inhibitor for the reduction of stroke and heart attack in patients with atherosclerosis. AVAPRO was launched in the United States during the fourth quarter, and PLAVIX is planned to launch in early 1998. Sales of cardiovascular drugs, the largest product group in the segment, increased 3% to $2,905 million. Due to the loss of patent exclusivity in several European countries in the first quarter of 1997, and in the United States in February 1996, sales of captopril, an ACE inhibitor sold primarily under the trademark CAPOTEN*, declined $296 million to $795 million. Excluding CAPOTEN* sales, cardiovascular drugs increased 22%.

Sales of anti-cancer drugs increased 23% to $2,420 million. Sales of TAXOL*, the Company's leading anti-cancer agent, increased 16% to $941 million. In June and September 1997, the Company was granted use patents in the United States covering specific dosage regimes for TAXOL*, and in August 1997, the FDA cleared TAXOL* for use in second-line treatment of AIDS-related Kaposi's sarcoma. Sales of PARAPLATIN*, which is used in combination therapy for the treatment of ovarian cancer, increased 17%. Sales in the Oncology Therapeutics Network (OTN), a specialty distributor of anti-cancer medicines and related products, acquired in October 1996, were $480 million.

Anti-infective drug sales were $2,235 million, an increase of 20% over the prior year. Strong growth was recorded for ZERIT* and VIDEX*, the Company's two antiretroviral agents. Sales of ZERIT*, the Company's fastest growing product, increased by $258 million, or 185% to $398 million, while sales of VIDEX* grew 35% to $152 million. In December 1997, ZERIT* became the most commonly prescribed thymidine nucleoside reverse transcriptase inhibitor in HIV therapy in the United States, surpassing AZT. In August 1997, ZERIT* received approval from the European Union for use in combination therapy for first-line treatment of HIV, and in January 1997, a new oral solution of ZERIT*, representing a significant addition to the limited therapeutic options available to treat HIV-infected infants and children, was introduced. Sales of CEFZIL*, an oral cephalosporin used in the treatment of respiratory infections, and MAXIPIME*, a fourth generation injectable cephalosporin, also contributed to the growth of anti-infectives.

Sales of central nervous system drugs increased 26% to $955 million, due to the strong growth of BUSPAR*, the Company's novel anti-anxiety agent, and SERZONE*, an antidepressant that offers a low incidence of side effects. Sales of BUSPAR* increased 20% to $443 million, while sales of SERZONE* increased 70% to $185 million. In May 1997, studies presented at an American Psychiatric Association meeting demonstrated that SERZONE* increased sleep efficiency in people suffering from depression.

GLUCOPHAGE, an oral medication for type 2 (non-insulin-dependent) diabetes continued to experience strong growth, with sales increasing 74% to $579 million. The Company has sponsored a public awareness program that offers information to physicians and their patients on the proper management of type 2 diabetes, a serious undertreated medical condition that afflicts more than 15 million Americans. GLUCOPHAGE is the leading branded product in the United States for this disease.

In 1996, Pharmaceuticals Segment sales increased 12% over 1995 levels. Increases in sales of PRAVACHOL*, TAXOL*, PARAPLATIN*, ZERIT*, MONOPRIL*, BUSPAR*, CEFZIL*, GLUCOPHAGE, SERZONE* and VIDEX* were partially offset by decreases in sales of CAPOTEN*, due to the loss of patent exclusivity, DURICEF*, QUESTRAN*, VEPESID* and ISOVUE*.

The margin on earnings before taxes decreased to 29.7% in 1997 from 30.4% in 1996 primarily due to increased investment in advertising and promotion expenses in support of high priority products, and lower margin sales for OTN. In 1996, the margin on earnings before taxes increased to 30.4% from 29.6% in 1995 due to a decrease, as a percentage of sales, in research and development spending.

Sales in the Consumer Medicines Segment increased 6% to $1,351 million, reflecting a 13% increase due to volume, a 6% decrease due to the unfavorable effect of foreign exchange rate fluctuations and a 1% decrease in selling prices. International sales increased 6% (17% excluding the unfavorable effect of foreign exchange), while domestic sales increased 5%. Sales of analgesic products increased 3% (9% excluding the effect of foreign exchange), due to volume growth from EFFERALGAN* and ASPIRINE UPSA* from the UPSA Group, as well as domestic growth of EXCEDRIN*. In January 1998, the Company received clearance from the FDA to market EXCEDRIN* Migraine, the first and only medication for migraine headache pain available to consumers
without a prescription.   The SEA BREEZE* and KERI* lines of skin care
products also performed well, with strong growth in the Japanese marketplace. VAGISTAT-1*, the first and only one-dose over-the-counter medication for vaginal yeast infections, was introduced in April 1997.

In 1996, worldwide sales of Consumer Medicines increased 5% from 1995 levels, (an increase of 11%, excluding foreign exchange), primarily due to increased sales of EXCEDRIN*, BUFFERIN* and analgesics from the UPSA Group including EFFERALGAN*, DAFALGAN* and ASPIRINE UPSA*.

The margin on earnings before taxes improved to 9.3% in 1997, from 7.7% in 1996 and 5.8% in 1995, as a result of efficiency gains due to productivity programs.

Sales in the Nutritionals Segment increased 7% to $1,911 million, reflecting a 10% increase due to volume, a 2% decrease due to the unfavorable effect of foreign exchange rate fluctuations and a 1% decrease in selling prices. International sales increased 15% (21% excluding the unfavorable effect of foreign exchange), while domestic sales increased 1%. Mead Johnson continues to increase its worldwide and U.S. leadership position in the infant formula market. Total infant formula sales increased due to growth of NUTRAMIGEN*, LACTOFREE* and PROSOBEE* special infant formulas. Sales of ENFAMIL*, the Company's largest selling infant formula, decreased 3% to $674 million worldwide, while increasing 9% internationally to $167 million, excluding foreign exchange. BOOST* and SUSTACAL* adult nutritional beverages, and ALACTA NF*, a nutritious beverage for preschool-age children sold outside the U.S., also contributed to sales growth.

In 1996, worldwide sales of Nutritionals increased 13% from 1995 levels, primarily due to increased sales of infant formulas, including ENFAMIL*, and adult consumer nutritionals.

The margin on earnings before taxes improved to 21.1% in 1997, from 20.7% in 1996 and 19.9% in 1995, primarily due to higher sales volumes, improved manufacturing efficiencies and gains due to productivity programs.

In the Medical Devices Segment, sales of $1,802 million reflected a 3% decrease from prior year levels. Volume gains of 2% were achieved, while sales were impacted by a 1% decrease due to changes in selling prices and a 4% decrease due to the effect of foreign exchange. International sales remained constant (excluding the effect of foreign exchange, sales increased 8%), while domestic sales decreased 6%. The Company's ConvaTec division is the worldwide market share leader in ostomy and advanced wound care products. Sales of ostomy and wound care products increased 6% and 16%, respectively, excluding foreign exchange. The Company's Zimmer division continues to be the world market share leader in knee and hip replacements. Worldwide sales of knee prosthetic joint implants increased 2%, excluding the effect of foreign exchange, led by growth of the NEXGEN* Complete Knee Solution. Hip replacement sales decreased 4%, excluding the effect of foreign exchange. Zimmer is restructuring to focus on its core businesses of orthopaedic implants and fracture fixation devices. As discussed in the notes to the financial statements, the Company completed the sale of Linvatec Corporation, its arthroscopy and surgical powered instruments business, in December 1997. Also, as part of its restructuring, Zimmer announced a 10% reduction in its domestic work force, as well as a restructuring of its European business.

In 1996, worldwide sales of Medical Devices declined by $46 million and 2%, although excluding foreign exchange, remained at 1995 levels. In 1995, medical device sales increased 13% as a result of increased sales of knee implants, and ostomy and wound care products. Excluding the acquisition of Calgon Vestal Laboratories, and a divestiture in 1994, sales increased 7% in 1995.

The margin on earnings before taxes in the Medical Devices Segment decreased to 20.0% in 1997, from 22.5% in 1996 and 22.8% in 1995, due to price decreases, lower sales volumes and incremental manufacturing costs in connection with recently introduced products.

Sales in the Beauty Care Segment increased 16% in 1997 to $1,705 million, reflecting a 16% increase due to volume, a 1% increase due to pricing and a 1% decrease due to foreign exchange rate fluctuations. Excluding the effect of foreign exchange, international sales increased 28% over 1996, while domestic sales increased 12%. The Company's Clairol division is the number one hair products company in the United States and continues to maintain its market share leadership in U.S. haircolorings. Sales of the Company's hair care products were especially strong, increasing 36% in 1997, primarily due to sales of the HERBAL ESSENCES* complete line of shampoos, conditioners, styling aids and body wash, which increased 168% to $351 million, aided by its launch into additional countries in 1997. Sales of INFUSIUM 23* hair care products also contributed to growth of hair care products. In September, Clairol launched DAILY DEFENSE*, a complete line of shampoos and conditioners designed to purify and fortify hair to protect it from environmental and styling stresses. Also in September, the Company's Matrix Essentials division launched VITAL NUTRIENTS*, an innovative hair care line that provides micro-nutrients, daily protection and internal moisture balance. Haircoloring product sales increased 4%, benefiting from the continued success of NICE N EASY*, NATURAL INSTINCTS*, salon haircolorings and HYDRIENCE*, which increased 86% following its launch into international markets.

In 1996, sales in the Beauty Care Segment increased 13% from 1995 levels, primarily due to increased sales of haircoloring, hair and skin care products.

The margin on earnings before taxes in 1997 was 17.1% compared to 17.0% in 1996, and increased from 15.3% in 1995 primarily due to higher volumes and productivity programs, offset by the cost of new product introductions and other spending programs.

Geographic Areas

Bristol-Myers Squibb products are available in virtually every country in the world; its largest markets are the United States, France, Japan, Germany and Canada.

Sales in the U.S., net of inter-area sales, increased 14% in 1997. Sales in the Pharmaceuticals, Beauty Care and Nutritionals segments, comprised 59%, 12% and 11%, respectively, of the region's sales. Products with strong growth in the region included PRAVACHOL*, GLUCOPHAGE, ZERIT*, HERBAL ESSENCES*, TAXOL*, BUSPAR*, PARAPLATIN*, NUTRAMIGEN*, BOOST* and incremental sales from the OTN acquisition. The margin on earnings before taxes decreased to 24.5% in 1997 from 26.0% in 1996 primarily due to increases, as a percentage of sales, in cost of products sold and advertising and promotion expenses. In 1996, sales in the U.S. increased 10%, net of inter-area sales, primarily due to anti-cancer and anti-infective drugs from the Pharmaceuticals Segment, infant formulas from the Nutritionals Segment and haircoloring and hair care products from the Beauty Care Segment. Strong sales increases were achieved despite a 68% decline in sales of CAPOTEN*.
The margin on earnings before taxes increased to 26.0% in 1996 from 25.6% in 1995.

Sales in Europe, Mid-East and Africa, net of inter-area sales, increased 2% (12% excluding foreign exchange). Pharmaceuticals and Consumer Medicines, which comprised nearly 73% of sales in the region, increased 10% and 17%, respectively, excluding foreign exchange. Products with strong growth in the region included ZERIT*, PRAVACHOL*, TAXOL*, MAXIPIME*, EFFERALGAN*, PLUSSSZ*, a vitamin-enriched effervescent drink, and the introductions of HERBAL ESSENCES* and HYDRIENCE*. Increases in sales of these products were partially offset by decreases in sales of CAPOTEN* due to the loss of exclusivity in several European countries in early 1997. The margin on earnings before taxes increased to 23.8% in 1997 from 21.9% in 1996 primarily due to manufacturing efficiencies as a result of the Company's productivity programs. In 1996, sales in Europe, Mid-East and Africa, net of inter-area sales, increased 8% (10% excluding foreign exchange), due to strong sales growth of products from the Pharmaceuticals Segment including anti-cancer and antiretroviral drugs, which were partially offset by decreases in sales of CAPOTEN* and penicillins and from the Medical Devices Segment, including ostomy and wound care products. In the Nutritionals Segment, sales of PLUSSSZ* and vitamins from the 1996 acquisition of Pharmavit, as well as analgesic products in the Consumer Medicines Segment, contributed to sales growth in the region. The margin on earnings before taxes decreased to 21.9% in 1996 from 22.7% in 1995.

Sales in Other Western Hemisphere countries, net of inter-area sales, increased 25% in 1997 (26% excluding foreign exchange). Pharmaceuticals, which comprised nearly 66% of the region's sales, increased 22%. Products with strong growth included PRAVACHOL*, VIDEX*, ZERIT*, TAXOL*, introductory sales of HYDRIENCE* and HERBAL ESSENCES*, and sales from the acquisitions of CHOCO MILK* and SAL DE UVAS PICOT*. The margin on earnings before taxes increased to 14.2% in 1997 from 11.1% in 1996 reflecting improved gross margins due to manufacturing efficiencies. In 1996, sales in Other Western Hemisphere countries increased 19% (25% excluding foreign exchange), due to increased sales of cardiovascular, anti-cancer and anti-infective drugs from the Pharmaceuticals Segment, infant formulas from the Nutritionals Segment, and haircoloring and hair care products from the Beauty Care Segment. Sales of pharmaceutical products from the 1996 acquisition of Argentia S.A. also contributed to sales growth in the region. The margin on earnings before taxes decreased to 11.1% in 1996 from 12.2% in 1995.

Sales in the Pacific region increased 5%, net of inter-area sales, (13% excluding foreign exchange) in 1997. Pharmaceuticals and Nutritionals comprised 38% and 30%, respectively, of the region's sales. Products with strong growth included PRAVACHOL*, SEA BREEZE*, ZERIT*, TAXOL*, KERI* products, ALACTA NF*, ENFAMIL* and the launch of HERBAL ESSENCES*. The margin on earnings before taxes decreased to 3.2% in 1997 from 4.4% in 1996 due to increases, as a percentage of sales, in cost of products sold and sales force expenses. In 1996, sales in the Pacific region, net of inter-area sales, increased 2% (12% excluding foreign exchange), as a result of increased sales from analgesics, infant formulas, school-age nutritional beverages, skin care, anti-infective and cardiovascular drugs. The margin on earnings before taxes decreased to 4.4% in 1996 from 5.8% in 1995, primarily as a result of increases, as a percentage of sales, in advertising and promotion expenditures in support of new and existing products.

Financial Position

Cash and cash equivalents, time deposits and marketable securities totaled $1.8 billion at December 31, 1997, compared to $2.2 billion at both December 31, 1996 and 1995. Working capital was $2.7 billion at December 31, 1997, compared to $2.5 billion and $2.2 billion at December 31, 1996 and 1995, respectively. Cash and cash equivalents, time deposits and marketable securities, and the conversion of other working capital items are expected to fund near-term operations of the Company.

In August 1997, the Company issued $300 million principal amount of 6.875% Debentures due August 1, 2097, and in November 1996, the Company issued $350 million principal amount of 6.80% Debentures due November 15, 2026. Proceeds from the sale of these securities have been used for general corporate purposes, including working capital, capital expenditures, stock repurchase programs, repayment or refinancing of borrowings, and acquisitions.

The Company is exposed to market risk, including changes in currency exchange rates and interest rates. To reduce financial risks, the Company enters into certain derivative financial instruments where available on a cost effective basis to hedge its underlying economic exposure. These instruments are also managed on a consolidated basis to efficiently net exposures and thus take advantage of any natural offsets.

It is the Company's policy to hedge underlying economic exposures to reduce foreign exchange and interest rate risk. Derivative financial instruments are not used for trading purposes. Gains and losses on hedging transactions are offset by gains and losses on the underlying exposures being hedged.

Foreign exchange option contracts and, to a lesser extent, forward contracts, are used to hedge anticipated transactions. The Company's primary foreign currency exposures in relation to the U.S. dollar are the French franc, Deutsche mark, Spanish peseta and Japanese yen.

The table below summarizes the Company's outstanding foreign exchange option contracts as of December 31, 1997. The fair value of option contracts, which will change over time, is estimated based on forward currency rates and other relevant market factors. The fair value of option contracts should be viewed in relation to the fair value of the underlying hedged transactions and the overall reduction in exposure to adverse fluctuations in foreign currency exchange rates.




Dollars in Millions

                     Weighted
                       Average     Notional     Carrying      Fair
                   Strike Price      Amount       Value       Value     Maturity
                   ------------    --------     --------      -----     --------


Option Contracts Purchased

Right to Sell:
 French franc          FF 5.89      $461         $6           $19          1998
 Deutsche mark         DM 1.77       286          6            11          1998
 Spanish peseta     Pts 147.07       113          2             6          1998
 Other Currencies      Various       175          3            12          1998
Right to Buy:
 Japanese yen         Y 127.60       103          2             3          1998
 Japanese yen for
    Deutsche marks    DM 73.77       113          2             3          1998
 Other Currencies      Various        28          1             1          1998
                                  ------        ---           ---
                                  $1,279        $22           $55
                                  ======        ===           ===



The Company maintains cash and cash equivalents, time deposits and marketable securities with various financial institutions. These financial institutions are located primarily in the U.S., Puerto Rico and Ireland, and Company policy is designed to limit exposure to any one financial institution.

Cash and cash equivalents, time deposits and marketable securities at December 31, 1997 were denominated primarily in U.S. dollar instruments with near-term maturities. The average interest yield on cash and cash equivalents was 5.6% at December 31, 1997 while interest yields on time deposits and marketable securities averaged 5.1% at December 31, 1997.

Short-term borrowings and long-term debt at December 31, 1997 are denominated primarily in U.S. dollars but also include French franc short-term borrowings due to banks of $191 million and Japanese yen long-term debt of $171 million. Disclosures related to short-term borrowings and long-term debt are included in the notes to the financial statements.

Internally generated cash provided by operations was $2.5 billion in 1997, $2.6 billion in 1996 and $2.5 billion in 1995. Cash provided by operations continued to be the Company's primary source of funds to finance operating needs and expenditures for new plants and equipment. As part of the Company's ongoing commitment to improve plant efficiency and maintain superior research facilities, the Company has invested nearly $1.9 billion in capital expansion over the past three years.

Cash provided by operations was also used to pay dividends of over $4.5 billion over the past three years, to fund acquisitions at a cost of $920 million over the last three years, and to finance the share repurchase program. The Company's share repurchase program authorizes the purchase of common stock from time to time in the open market or through private transactions as market conditions permit. During 1997, the Company purchased
16.8 million shares of common stock at a cost of $1,162 million, bringing the total shares acquired since the program's inception to 123 million. During the past three years, the Company has repurchased 43 million shares at a cost of $2.3 billion.

Return on Stockholder's Equity was 46.5% in 1997, 46.0% in 1996 and 45.1% in 1995, excluding the 1995 special charge and the provision for restructuring.

The Company will adopt recently issued Statement of Financial Accounting Standards No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, in 1998. This statement does not change the measurement or the recognition of pension and postretirement expenses. It eliminates certain current disclosures, and requires additional disclosures or changes on the benefit obligation and fair value of plan assets.

Subsequent to year end, the Company entered into two revolving credit facility agreements totaling $500 million. They are available for use as needed for general corporate purposes.

The Company has reviewed its information systems for YEAR 2000 compliance and has initiated plans to remedy any deficiencies in a timely manner. As a result of the review and action plan, the Company believes the cost of such remedial corrective actions are not material to the Company's financial position, results of operations or cash flows.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                        BRISTOL-MYERS SQUIBB COMPANY
        CONSOLIDATED STATEMENT OF EARNINGS, COMPREHENSIVE INCOME and
                             RETAINED EARNINGS
                   (in millions, except per share amounts)

                                                     Year Ended December 31,
EARNINGS                                           ---------------------------
                                                    1997      1996      1995
                                                   -------   -------   -------
Net Sales                                          $16,701   $15,065   $13,767
                                                   -------   -------   -------
Expenses:
Cost of products sold                                4,464     3,965     3,637
Marketing, selling and administrative                4,173     3,925     3,670
Advertising and product promotion                    2,241     1,946     1,646
Research and development                             1,385     1,276     1,199
Provision for restructuring                            225         -       310
Gain on sale of a business                            (225)        -         -
Special charge                                           -         -       950
Other                                                  (44)      (60)      (47)
                                                   -------   -------   -------
                                                    12,219    11,052    11,365
                                                   -------   -------   -------

Earnings Before Income Taxes                         4,482     4,013     2,402

Provision for income taxes                           1,277     1,163       590
                                                   -------   -------   -------
Net Earnings                                       $ 3,205   $ 2,850   $ 1,812
                                                   =======   =======   =======

Earnings Per Common Share:
Basic                                                $3.22     $2.84     $1.79
Diluted                                              $3.14     $2.80     $1.78

Average Common Shares Outstanding:
Basic                                                  996     1,004     1,012
Diluted                                              1,021     1,018     1,016


COMPREHENSIVE INCOME
--------------------
Net Earnings                                        $3,205    $2,850    $1,812

Other Comprehensive Income:
     Foreign currency translation                     (195)      (38)      (21)
     Tax effect                                         23         4        (5)
                                                    ------    ------    ------
  Total Other Comprehensive Income                    (172)      (34)      (26)
                                                    ------    ------    ------
Comprehensive Income                                $3,033    $2,816    $1,786
                                                    ======    ======    ======

The accompanying notes are an integral part of these financial statements.

                       BRISTOL-MYERS SQUIBB COMPANY
        CONSOLIDATED STATEMENT OF EARNINGS, COMPREHENSIVE INCOME and
                             RETAINED EARNINGS
                   (in millions, except per share amounts)



                                                      Year Ended December 31,
                                                    --------------------------
                                                      1997      1996      1995
                                                    ------    ------    ------
RETAINED EARNINGS
-----------------

Retained Earnings, January 1                       $ 9,260   $ 7,917    $7,600

Net earnings                                         3,205     2,850     1,812
                                                   -------   -------    ------
                                                    12,465    10,767     9,412
Less dividends                                       1,515     1,507     1,495
                                                   -------   -------    ------
Retained Earnings, December 31                     $10,950   $ 9,260    $7,917
                                                   =======   =======    ======

The accompanying notes are an integral part of these financial statements.

                        BRISTOL-MYERS SQUIBB COMPANY
                         CONSOLIDATED BALANCE SHEET
                                   ASSETS
                            (dollars in millions)


                                                           December 31,
                                                   ---------------------------
                                                      1997      1996      1995
                                                   -------    -------  -------
ASSETS
------
Current Assets:
Cash and cash equivalents                          $ 1,456   $ 1,681   $ 1,645
Time deposits and marketable securities                338       504       533
Receivables, net of allowances                       2,973     2,651     2,356
Inventories                                          1,799     1,669     1,451
Prepaid expenses                                     1,170     1,023     1,033
                                                   -------   -------   -------
  Total Current Assets                               7,736     7,528     7,018
Property, Plant and Equipment                        4,156     3,964     3,760

Insurance Recoverable                                  619       853       959

Excess of cost over net tangible assets
  received in business acquisitions                  1,625     1,508     1,219

Other Assets                                           841       832       973
                                                   -------   -------   -------
                                                   $14,977   $14,685   $13,929
                                                   =======   =======   =======



















The accompanying notes are an integral part of these financial statements.

                      BRISTOL-MYERS SQUIBB COMPANY
                         CONSOLIDATED BALANCE SHEET
                    LIABILITIES AND STOCKHOLDERS' EQUITY
                            (dollars in millions)
                                                       December 31,
                                               ---------------------------
                                                 1997      1996      1995
                                               -------   -------   -------
LIABILITIES
-----------
Current Liabilities:
Short-term borrowings                          $   543   $   513   $   575
Accounts payable                                 1,017     1,064       848
Accrued expenses                                 1,939     1,962     1,939
Product liability                                  865       800       700
U.S. and foreign income taxes payable              668       711       744
                                               -------   -------   -------
  Total Current Liabilities                      5,032     5,050     4,806

Product Liability                                  171     1,031     1,645

Other Liabilities                                1,276     1,068     1,021

Long-Term Debt                                   1,279       966       635
                                               -------   -------   -------
  Total Liabilities                              7,758     8,115     8,107
                                               -------   -------   -------
STOCKHOLDERS' EQUITY
--------------------
Preferred stock, $2 convertible series:
  Authorized 10 million shares; issued and
  outstanding 12,936 in 1997, 15,245 in 1996
  and 19,023 in 1995, liquidation value of
  $50 per share                                      -         -         -

Common stock, par value of $.10 per share:
  Authorized 2.25 billion shares; issued
1,083,253,703 in 1997, 1,082,496,016 in
1996 and 540,185,639 in 1995                       108       108        54
Capital in excess of par value of stock            544       382       375
Cumulative translation adjustments                (533)     (361)     (327)

Retained earnings                               10,950     9,260     7,917
                                               -------   -------   -------
                                                11,069     9,389     8,019
Less cost of treasury stock - 90,069,383
  common shares in 1997, 81,806,550 in
  1996 and 34,953,311 in 1995                    3,850     2,819     2,197
                                               -------   -------   -------

  Total Stockholders' Equity                     7,219     6,570     5,822
                                               -------   -------   -------
                                               $14,977   $14,685   $13,929
                                               =======   =======   =======
The accompanying notes are an integral part of these financial statements.

                       BRISTOL-MYERS SQUIBB COMPANY
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                            (dollars in millions)
                                                  Year Ended December 31,
                                                --------------------------
                                                  1997       1996     1995
                                                ------     ------   ------
Cash Flows From Operating Activities:
Net Earnings                                    $3,205     $2,850   $1,812
Depreciation and amortization                      591        519      448
Provision for restructuring                        225          -      310
Gain on sale of a business                        (225)         -        -
Special charge                                       -          -      950
Other operating items                               33       (52)      (34)
Receivables                                       (479)     (262)     (319)
Inventories                                       (288)     (227)      (50)
Accounts payable                                     2       177       155
Accrued expenses                                  (181)       42       166
Income taxes                                       318       250      (252)
Product liability                                 (795)     (514)     (441)
Insurance recoverable                              234       106         9
Other assets and liabilities                      (164)     (248)     (255)
                                                ------    ------    ------
  Net Cash Provided by Operating Activities      2,476     2,641     2,499
                                                ------    ------    ------
Cash Flows From Investing Activities:
Proceeds from sales of time deposits and
  marketable securities                            530       406       349
Purchases of time deposits and marketable
  securities                                      (363)     (379)      (80)
Additions to fixed assets                         (767)     (601)     (513)
Proceeds from sales of businesses                  370       213         -
Business acquisitions                             (254)     (316)     (350)
Other, net                                         (48)      (40)      (37)
                                                ------    ------    ------
  Net Cash Used in Investing Activities           (532)     (717)     (631)
                                                ------    ------    ------
Cash Flows From Financing Activities:
Short-term borrowings                               81       (78)     (181)
Long-term debt                                     328       346       (10)
Issuances of common stock under stock plans        117       206        71
Purchases of treasury stock                     (1,162)     (852)     (244)
Dividends paid                                  (1,515)   (1,507)   (1,495)
                                                ------    ------    ------
  Net Cash Used in Financing Activities         (2,151)   (1,885)   (1,859)
                                                ------    ------    ------
Effect of Exchange Rates on Cash                   (18)       (3)       (6)
                                                ------    ------    ------
(Decrease) Increase in Cash and
   Cash Equivalents                               (225)       36         3
Cash and Cash Equivalents at Beginning
  of Year                                        1,681     1,645     1,642
                                                ------    ------    ------
Cash and Cash Equivalents at End of Year        $1,456    $1,681    $1,645
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

Earnings Per Share - Basic earnings per common share are computed using the weighted average number of shares outstanding during the year. Diluted earnings per common share are computed using the weighted average number of shares outstanding during the year, plus the incremental shares outstanding assuming the exercise of dilutive stock options.

Note 2  ACQUISITIONS AND DIVESTITURES
-------------------------------------

In January 1998, the Company acquired Redmond Products, Inc., a leading hair care manufacturer in the United States.

On December 31, 1997, the Company completed the sale of Linvatec
Corporation, its arthroscopy and surgical powered instrument business, for $370 million in cash. The sale resulted in a gain of $225 million before taxes, $140 million after taxes.

In November 1997, the Company acquired Abeefe S.A., Peru's largest pharmaceutical manufacturer and marketer of a broad range of prescription and nonprescription anti-infective, respiratory, anti-inflammatory and dermatological products.

                     BRISTOL-MYERS SQUIBB COMPANY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (dollars in millions)

In July 1997, the Company acquired CHOCO MILK*, Mexico's leading milk-based nutritional supplement.

In March 1997, the Company acquired SAL DE UVAS PICOT*, a leading effervescent antacid product in Mexico.

In 1996, the Company acquired Pharmavit Gyogyszer-es Elelmiszeripari Reszvenytarsasag, one of Hungary's leading manufacturers of over-the-counter medicines, nutritional products and generic pharmaceuticals. The Company also acquired Argentia S.A., one of Argentina's largest manufacturers and marketers of ethical pharmaceuticals and completed the acquisition of Oncology Therapeutics Network, a specialty distributor of anti-cancer medicines and related products.

In 1995, the Company acquired A/S GEA Farmaceutisk Fabrik, a leading manufacturer and marketer of branded generic pharmaceuticals for the Scandinavian market, and completed the acquisition of Calgon Vestal Laboratories, a wound and skin care and infection control products business.


Note 3  RESTRUCTURING
---------------------

The Company recorded a $225 million restructuring charge, $140 million after taxes, in the fourth quarter of 1997. The restructuring charge primarily relates to the consolidation of plants and facilities, and related employee terminations. The restructuring charge consists of employee-related costs of $93 million, $74 million of asset write-downs and $58 million of other related expenses.

The Company recorded a $310 million restructuring charge, $198 million after taxes, in the fourth quarter of 1995. The restructuring charge related to the consolidation of plants and facilities, and related employee terminations. The restructuring charge consisted of employee-related costs of $190 million, $100 million of asset write-downs and $20 million of other related expenses.


Note 4  OTHER INCOME AND EXPENSES
---------------------------------

                                                Year Ended December 31,
                                                -----------------------
                                                 1997     1996     1995
                                                 ----     ----     ----
Interest income                                  $106      $95     $139
Interest expense                                 (118)     (78)     (97)
Other - net                                        56       43        5
                                                 ----     ----     ----
                                                 $ 44     $ 60     $ 47
                                                 ====     ====     ====

                      BRISTOL-MYERS SQUIBB COMPANY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (dollars in millions)


Cash payments for interest were $110 million, $76 million and $93 million in 1997, 1996 and 1995, respectively.


Note 5  FOREIGN CURRENCY TRANSLATION
------------------------------------

Cumulative translation adjustments, which represent the effect of translating assets and liabilities of the Company's non-U.S. entities, except those in highly inflationary economies, were:

                                                1997    1996    1995
                                                ----    ----    ----
Balance, January 1                              $361    $327    $301
Effect of balance sheet translations:
  Amount                                         195      38      21
  Tax effect                                     (23)     (4)      5
                                                ----    ----    ----
Balance, December 31                            $533    $361    $327
                                                ====    ====    ====

Note 6  PROVISION FOR INCOME TAXES
----------------------------------

The components of earnings before income taxes were:

                                              Year Ended December 31,
                                              -----------------------
                                                1997    1996     1995
                                              ------  ------   ------
U.S.                                          $2,858  $2,332   $1,195
Non-U.S.                                       1,624   1,681    1,207
                                              ------  ------   ------
                                              $4,482  $4,013   $2,402
                                              ======  ======   ======

The provision for income taxes consisted of:

                                               Year Ended December 31,
                                              ------------------------
                                                1997    1996     1995
                                              ------  ------   ------
Current:
  U.S.                                          $633    $462     $466
  Non-U.S.                                       471     442      356
                                              ------  ------   ------
                                               1,104     904      822
                                              ------  ------   ------

                      BRISTOL-MYERS SQUIBB COMPANY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (dollars in millions)


                                                  Year Ended December 31,
                                                  -----------------------
                                                    1997    1996    1995
                                                  ------   -----   -----
Deferred:
  U.S.                                               220     232    (200)
  Non-U.S.                                           (47)     27     (32)
                                                  ------   -----   -----
                                                     173     259    (232)
                                                  ------   -----   -----
                                                  $1,277  $1,163    $590
                                                  ======  ======   =====

Income taxes paid during the year were $898 million, $861 million and $856 million in 1997, 1996 and 1995, respectively.

The Company's provision for income taxes in 1997, 1996 and 1995 was different from the amount computed by applying the statutory United States Federal income tax rate to earnings before income taxes, as a result of the following:

                                                       % of Earnings
                                                    Before Income Taxes
                                                  ----------------------
                                                    1997    1996    1995
                                                  ------   -----   -----

U.S. statutory rate                                35.0%   35.0%   35.0%
Effect of operations in
  Puerto Rico and Ireland                          (5.5)   (5.5)   (9.7)
State and local taxes                                .6      .6      .8
Other                                              (1.6)   (1.1)   (1.5)
                                                  -----   -----   -----
                                                   28.5%   29.0%   24.6%
                                                  =====   =====   =====

Prepaid taxes at December 31, 1997, 1996 and 1995 were $818 million, $757 million and $786 million, respectively. The deferred income tax liability, included in Other Liabilities, at December 31, 1997 and 1996 was $352 and $124 million, respectively. The deferred income tax asset, included in Other Assets, at December 31, 1995 was $130 million.

The components of prepaid and deferred income taxes consisted of:

                       BRISTOL-MYERS SQUIBB COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (dollars in millions)

                                                           December 31,
                                                      ----------------------
                                                      1997     1996     1995
                                                      ----     ----     ----
Product liability                                     $154     $383     $527
Postretirement and pension benefits                    191      129      163
Restructuring                                           77       88      130
Depreciation                                          (278)    (245)    (210)
Other                                                  322      278      306
                                                      ----     ----     ----
                                                      $466     $633     $916
                                                      ====     ====     ====

The Company has settled its United States Federal income tax returns with the Internal Revenue Service through 1991.

United States Federal income taxes have not been provided on substantially all of the unremitted earnings of non-U.S. subsidiaries, since it is management's practice and intent to reinvest such earnings in the operations of these subsidiaries. The total amount of the net unremitted earnings of non-U.S. subsidiaries was approximately $2.6 billion at December 31, 1997.


Note 7  INVENTORIES
-------------------                                          December 31,
                                                      ------------------------
                                                        1997     1996     1995
                                                      ------   ------   ------
Finished goods                                        $1,153    $ 994   $  892
Work in process                                          197      223      180
Raw and packaging materials                              449      452      379
                                                      ------   ------   ------
                                                      $1,799   $1,669   $1,451
                                                      ======   ======   ======

Note 8  PROPERTY, PLANT AND EQUIPMENT
-------------------------------------
                                                           December 31,
                                                    -------------------------
                                                     1997      1996     1995
                                                    ------    ------   ------
Land                                                $  180    $  160   $  160
Buildings                                            2,631     2,427    2,296
Machinery, equipment and fixtures                    3,646     3,626    3,403
Construction in progress                               544       433      405
                                                    ------    ------   ------
                                                     7,001     6,646    6,264
Less accumulated depreciation                        2,845     2,682    2,504
                                                    ------    ------   ------
                                                    $4,156    $3,964   $3,760
                                                    ======    ======   ======

                   BRISTOL-MYERS SQUIBB COMPANY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (dollars in millions)


Note 9  SHORT-TERM BORROWINGS AND LONG-TERM DEBT
------------------------------------------------

Short-term borrowings included amounts primarily due to foreign banks of $524 million, $440 million and $558 million at December 31, 1997, 1996 and 1995, respectively, and current installments of long-term debt of $19 million, $73 million and $17 million at December 31, 1997, 1996 and 1995, respectively. The average interest rate on short-term borrowings was 13.9% at December 31, 1997 and 7.6% on current installments of long-term debt.

The Company has short-term lines of credit with domestic and foreign banks. At December 31, 1997, the unused portions of these lines of credit were approximately $200 million and $593 million, respectively.

The components of long-term debt were:
                                                           December 31,
                                                    --------------------------
                                                      1997      1996      1995
                                                    ------      ----      ----
6.80% Debentures, due in 2026                       $  344      $344         -
7.15% Debentures, due in 2023                          343       343      $343
6.875% Debentures, due in 2097                         296         -         -
Various Rate Yen Term Loans, due in 2003                70        76         -
3.51% Deutsche Mark Interest on Yen Principal
  Term Loan, due in 2005                                49        53        59
5.75% Industrial Revenue Bonds, due in 2024             34        34        34
5.00% Yen Term Loan, due in 2000                        29        31        69
Various Rate Turkish Lira Term Loans,
  due in 1999                                           26         -         -
2.83% Yen Term Loan, due in 2002                        24        27         -
Capitalized Leases                                      26        19        19
6.18% Yen Term Loan, paid in 1997                        -         -        64
Other, 4.30% to 10.25%,due in varying
  amounts through 2014                                  38        39        47
                                                    ------      ----      ----
                                                    $1,279      $966      $635
                                                    ======      ====      ====

Subsequent to year end, the Company entered into two revolving credit facility agreements totaling $500 million. They are available for use as needed for general corporate purposes.

                      BRISTOL-MYERS SQUIBB COMPANY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (dollars in millions)


Note 10  STOCKHOLDERS' EQUITY
-----------------------------
Changes in capital shares and capital in excess of par value of stock were:

                                                                  Capital in
                                                                   Excess of
                                       Shares of Common Stock      Par Value
                                    ---------------------------     of Stock
                                        Issued        Treasury   (in millions)
                                    -------------    ----------   ----------

Balance, December 31, 1994            540,173,669    32,887,848       $397
Issued pursuant to stock plans,
  options and rights                            -    (1,602,537)       (22)
Conversions of preferred stock             11,970             -          -
Purchases                                       -     3,668,000          -
                                    -------------    ----------       ----
Balance, December 31, 1995            540,185,639    34,953,311        375
Effect of two-for-one
  stock split                         540,185,639    34,953,311        (54)
Issued pursuant to stock plans,
  options and rights                      221,032    (6,623,272)       (25)
Conversions of preferred stock             31,960             -          -
Purchases                                       -    18,523,200          -
Other                                   1,871,746             -         86
                                    -------------    ----------       ----
Balance, December 31, 1996          1,082,496,016    81,806,550        382
Issued pursuant to stock plans
 and options                              738,151    (8,514,867)       162
Conversions of preferred stock             19,536             -          -
Purchases                                       -    16,777,700          -
                                    -------------    ----------       ----
Balance, December 31, 1997          1,083,253,703    90,069,383       $544
                                    =============    ==========       ====

Each share of the Company's preferred stock is convertible into 8.48 shares of common stock and is callable at the Company's option. The reductions in the number of issued shares of preferred stock in 1997, 1996 and 1995 were due to conversions into shares of common stock.

Dividends per common share were $1.52 in 1997, $1.50 in 1996 and $1.48 in 1995.

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

                     BRISTOL-MYERS SQUIBB COMPANY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (dollars in millions)


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

Under the TeamShare Stock Option Plan, all full-time employees, excluding key executives, meeting certain years of service requirements are granted options to purchase the Company's common stock at the market price on the date the options are granted. The Company has authorized 30,000,000 shares for issuance under the plan. As of December 31, 1997, a total of 21,984,200 options were granted under the plan with generally 400 options granted to each eligible employee. Individual grants generally become exercisable on or after the third anniversary of the grant date.

The Company's restricted stock award plan provides for the granting of up to 6,000,000 shares of common stock to key employees, subject to restrictions as to continuous employment except in the case of death or normal retirement. Restrictions generally expire over a five-year period from date of grant. Compensation expense is recognized over the restricted period. At December 31, 1997, a total of 1,253,352 shares were outstanding under the plan.

The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans other than for restricted stock and performance-based awards. Had compensation cost for the Company's other stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, the Company's net income and basic earnings per share would have been reduced by approximately $85 million, or $.09 per common share - basic and $.08 per common share - diluted, in 1997, $55 million, or $.05 per common share, basic and diluted in 1996 and $35 million, or $.03 per common share, basic and diluted in 1995. The fair value of the options granted during 1997, 1996 and 1995 was estimated as $12.82 per common share, $8.51 per share and $6.47 per share, respectively, on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                     BRISTOL-MYERS SQUIBB COMPANY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (dollars in millions)




                                               1997        1996       1995
                                              -----       -----      -----

Dividend yield                                 4.3%        4.3%       4.2%
Volatility                                    19.3%       17.0%      18.2%
Risk-free interest rate                        6.5%        6.5%       6.9%
Assumed forfeiture rate                        3.0%        3.0%       3.0%
Expected life (years)                          7           7          7


Stock option transactions were:
                                                                 Weighted
                                                                Average of
                                    Shares of Common Stock       Exercise
                                   --------------------------      Price
                                    Available        Under       of Shares
                                    for Option        Plan      Under Plan
                                   -----------     -----------  ----------
Balance, December 31, 1994           4,567,924      21,946,987      $56.99
Authorized                          19,565,572               -           -
Granted                            (13,449,952)     13,449,952       61.79
Exercised                                    -      (2,012,827)      40.96
Lapsed                               1,129,560      (1,129,574)      61.92
                                   -----------     -----------
Balance, December 31, 1995          11,813,104      32,254,538       59.76
                                   -----------     -----------
Effect of two-for-one
 stock split                        11,813,104      32,254,538           -
Authorized                           9,094,182               -           -
Granted                            (16,179,560)     16,179,560       46.92
Exercised                                    -      (8,863,078)      27.62
Lapsed                               1,788,528      (1,796,826)      33.00
                                   -----------     -----------
Balance, December 31, 1996          18,329,358      70,028,732       34.27
                                   -----------     -----------
Authorized                           9,006,205               -           -
Granted                            (11,347,801)     11,347,801       65.77
Exercised                                    -     (12,787,811)      30.34
Lapsed                               2,284,788      (2,287,820)      45.63
                                   -----------     -----------
Balance, December 31, 1997          18,272,550      66,300,902      $40.08
                                   ===========     ===========

The following table summarizes information concerning currently outstanding and exercisable options:

                       BRISTOL-MYERS SQUIBB COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (dollars in millions)




                              Options Outstanding     Options Exercisable
                 -----------------------------------  --------------------
                               Weighted
                                Average     Weighted                Weighted
  Range of                     Remaining     Average                 Average
  Exercise         Number     Contractual   Exercise     Number     Exercise
   Prices        Outstanding     Life        Price     Exercisable    Price
------------     -----------  -----------   --------   -----------  ---------
 $ 0 - $ 20          325,808     0.94        $14.07       325,808     $14.07
 $20 - $ 40       40,931,295     6.02         30.88    22,779,341      31.10
 $40 - $ 60       16,621,274     8.45         48.74     3,007,105      43.68
 $60 - $ 80        7,620,950     9.18         67.36             -          -
 $80 - $100          801,575     9.55         82.10             -          -
                  ----------                           ----------
                  66,300,902                           26,112,254
                  ==========                           ==========

At December 31, 1997, 104,710,291 shares of common stock were reserved for issuance pursuant to stock plans, options and conversions of preferred stock.


Note 11  FINANCIAL INSTRUMENTS
------------------------------

Foreign exchange option contracts and, to a lesser extent, forward contracts, are used to hedge anticipated transactions.

The Company has exposures to net foreign currency denominated assets and liabilities, which approximated $2,070 million, $1,640 million and $1,385 million at December 31, 1997, 1996 and 1995, respectively, primarily in Deutsche marks, French francs, Italian lire and Japanese yen. The Company mitigates the effect of these exposures through third-party borrowings and foreign exchange forward contracts.

The risk of loss associated with the types of foreign exchange option contracts entered into by the Company is limited to premium amounts paid for the option contracts. Premiums are deferred in Prepaid expenses and amortized in the consolidated statement of earnings (in the Other caption) over the time frame of the underlying hedged transaction. Gains and losses related to the option contracts, which qualify as hedges of foreign currency anticipated transactions, are recognized in earnings when the hedged transactions are recognized. Gains and losses on foreign exchange forward contracts are recognized in the basis of the underlying transaction being hedged.

The notional amounts of the Company's foreign exchange option contracts at December 31, 1997, 1996 and 1995 were $1,279 million, $1,172 million and $1,126 million, respectively.

                    BRISTOL-MYERS SQUIBB COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (dollars in millions)


The Company does not anticipate any material adverse effect on its financial position resulting from its involvement in these instruments, nor does it anticipate non-performance by any of its counterparties.

At December 31, 1997, 1996 and 1995, the carrying value of all financial instruments, both short- and long-term, approximated their fair values.


Note 12  LEASES
---------------

Minimum rental commitments under all noncancelable operating leases, primarily real estate, in effect at December 31, 1997 were:

Years Ending December 31,
-------------------------
1998                                                      $116
1999                                                        88
2000                                                        71
2001                                                        59
2002                                                        45
Later years                                                159
                                                          ----
Total minimum payments                                     538
Less total minimum sublease rentals                        152
                                                          ----
Net minimum rental commitments                            $386
                                                          ====

Operating lease rental expense (net of sublease rental income of $26 million in 1997, $27 million in 1996 and $25 million in 1995) was $124 million in 1997, $129 million in 1996 and $135 million in 1995.


Note 13  SEGMENT INFORMATION
----------------------------

The major product categories for each business segment are as follows:

                                               Year Ended December 31,
                                              ------------------------
                                                1997     1996      1995
                                              ------   ------    ------

Pharmaceuticals
  Cardiovascular                              $2,905   $2,816    $2,911
  Anti-cancer                                  2,420    1,971     1,600
  Anti-infective                               2,235    1,856     1,701
  Central nervous system                         955      760       601
Consumer Medicines

                     BRISTOL-MYERS SQUIBB COMPANY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (dollars in millions)



  Analgesics                                     739      718       669
Nutritionals
  Infant formulas                              1,219    1,201     1,086
Medical Devices
  Orthopaedic implants                           615      644       657
  Ostomy                                         451      452       472
Beauty Care
  Haircolor                                      841      812       714
  Hair care                                      794      586       487

Inter-area sales, which are usually billed at or above manufacturing costs, by geographic area, were:

                                                 Year Ended December 31,
                                               -------------------------
                                                 1997      1996     1995
                                               ------    ------   ------

United States                                  $1,370    $1,210   $  977
Europe, Mid-East and Africa                       762       692      542
Other Western Hemisphere                           32        59       49
Pacific                                            24        25       21
                                               ------    ------   ------
Total inter-area eliminations                  $2,188    $1,986   $1,589
                                               ======    ======   ======

Included in earnings before taxes of each segment is a cost of capital charge. The offset to the cost of capital share is included in Other. In addition, Other principally consists of interest income, interest expense and certain administrative expenses, and in 1996, the cost of certain of the Company's productivity programs. In 1997, Other includes the gain on sale of a business of $225 million and the provision for restructuring of $225 million. In 1995, Other includes the provision for restructuring of $310 million and the special charge of $950 million for pending and future product liability claims. Other assets principally consist of cash and cash equivalents, time deposits and marketable securities and certain other assets.

BUSINESS SEGMENTS                  Net Sales           Earnings Before Taxes
-----------------           -----------------------   ----------------------
                               1997    1996    1995     1997    1996    1995
                            ------- ------- -------   ------  ------  ------
Pharmaceuticals             $ 9,932 $ 8,666 $ 7,745   $2,945  $2,634  $2,290
Consumer Medicines            1,351   1,279   1,220      125      99      71
Nutritionals                  1,911   1,793   1,592      403     371     317
Medical Devices               1,802   1,860   1,906      361     419     435
Beauty Care                   1,705   1,467   1,304      292     250     200
                            ------- ------- -------   ------  ------  ------
Net sales and earnings
 before taxes               $16,701 $15,065 $13,767   $4,126  $3,773  $3,313
                            ======= ======= =======   ======  ======  ======

                           BRISTOL-MYERS SQUIBB COMPANY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (dollars in millions)


GEOGRAPHIC AREAS                   Net Sales            Earnings Before Taxes
----------------           ------------------------   ------------------------
                              1997    1996     1995     1997     1996     1995
                           ------- -------  -------   ------   ------   ------
United States              $11,014 $ 9,661  $ 8,662   $2,700   $2,512   $2,220
Europe, Mid-East and
  Africa                     4,653   4,520    4,074    1,109      988      925
Other Western Hemisphere     1,586   1,307    1,097      225      145      134
Pacific                      1,636   1,563    1,523       52       69       89
Inter-area eliminations     (2,188) (1,986)  (1,589)      40       59      (55)
                           -------  ------   ------   ------    -----    -----
Net sales and earnings
 before taxes              $16,701 $15,065  $13,767    4,126    3,773    3,313
                           ======= =======  =======
Other                                                    356      240     (911)
                                                      ------   ------   ------
Earnings before taxes                                 $4,482   $4,013   $2,402
                                                      ======   ======   ======

BUSINESS SEGMENTS                        Year-End Assets
-----------------                   --------------------------
                                       1997     1996     1995
                                    -------  -------  -------
Pharmaceuticals                     $ 6,705  $ 6,098   $5,221
Consumer Medicines                    1,573    1,450    1,474
Nutritionals                          1,021      910      797
Medical Devices                       1,225    1,376    1,407
Beauty Care                             743      652      537
                                    -------  -------   ------
Identifiable segment assets         $11,267  $10,486   $9,436
                                    =======  =======   ======

GEOGRAPHIC AREAS                         Year-End Assets
----------------                    -------------------------
                                       1997     1996     1995
                                    -------  -------  -------
United States                       $ 6,545  $ 5,925  $ 5,239
Europe, Mid-East and Africa           3,430    3,376    3,230
Other Western Hemisphere              1,063      741      462
Pacific                                 989    1,023    1,030
Inter-area eliminations                (760)    (579)    (525)
                                    -------  -------  -------
Identifiable geographic assets       11,267   10,486    9,436

Other assets                          3,710    4,199    4,493
                                    -------  -------  -------
Total assets                        $14,977  $14,685  $13,929
                                    =======  =======  =======

                     BRISTOL-MYERS SQUIBB COMPANY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (dollars in millions)


                                        Capital
BUSINESS SEGMENTS                    Expenditures           Depreciation
-----------------                 ------------------      ----------------
                                  1997   1996   1995      1997  1996  1995
                                  ----   ----   ----      ----  ----  ----
Pharmaceuticals                   $525   $402   $333      $241  $232  $225
Consumer Medicines                  48     32     17        24    20    19
Nutritionals                        55     43     60        43    45    30
Medical Devices                     24     36     47        46    43    42
Beauty Care                         53     67     33        20    26    26
                                  ----   ----   ----      ----  ----  ----
Business segment total             705    580    490       374   366   342
Other                               62     21     23        23    21    23
                                  ----   ----   ----      ----  ----  ----
Total                             $767   $601   $513      $397  $387  $365
                                  ====   ====   ====      ====  ====  ====


Note 14  RETIREMENT BENEFIT PLANS
---------------------------------

The Company and certain of its subsidiaries have defined benefit pension plans for regular full-time employees. The principal pension plan is the Bristol-Myers Squibb Retirement Income Plan. The Company's funding policy is to contribute amounts to provide for current service and to fund past service liability. Plan benefits are primarily based on years of credited service and on participants' compensation. Plan assets principally consist of equity securities and fixed income securities.

Cost for the Company's defined benefit plans included the following components:

                                                      Year Ended December 31,
                                                      -----------------------
                                                       1997     1996     1995
                                                      -----    -----    -----
Service cost - benefits earned during the year        $ 135    $ 127    $ 101
Interest cost on projected benefit obligation           203      191      183
Actual earnings on plan assets                         (504)    (359)    (406)
Net amortization and deferral                           283      171      213
                                                      -----    -----    -----
Net pension expense                                   $ 117    $ 130    $  91
                                                      =====    =====    =====

The weighted average actuarial assumptions for the Company's pension plans were as follows:

                                                             December 31,
                                                       -----------------------
                                                        1997     1996     1995
                                                       -----    -----    -----
Discount rate                                           7.5%     7.8%     7.3%
Compensation increase                                   4.5%     4.8%     4.5%
Long-term rate of return                               10.0%    10.0%    10.0%

                       BRISTOL-MYERS SQUIBB COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (dollars in millions)



The funded status of the plans was as follows:
                                                          December 31,
                                                  ---------------------------
                                                    1997      1996      1995
                                                  -------   -------   -------
Actuarial present value of
  accumulated benefit obligation:
    Vested                                        $(2,174)  $(2,044)  $(2,059)
    Non-vested                                       (257)     (252)     (217)
                                                  -------   -------   -------
                                                  $(2,431)  $(2,296)  $(2,276)
                                                  =======   =======   =======


Total projected benefit obligation                $(2,928)  $(2,734)  $(2,689)
Plan assets at fair value                           2,949     2,596     2,307
                                                  -------   -------   -------
Plan assets in excess of (less than)
  projected benefit obligation                         21      (138)     (382)
Unamortized net assets at adoption                    (47)      (62)      (76)
Unrecognized prior service cost                        56        67        78
Unrecognized net losses                                13       235       516
Adjustment required to recognize minimum
  pension liability recorded in Other Assets          (22)      (26)      (48)
                                                  =======   =======   =======
Prepaid pension expense                           $    21   $    76   $    88
                                                  =======   =======   =======

Plan assets in excess of (less than) projected benefit obligation included $188 million, $184 million and $150 million in an unfunded benefit equalization plan at December 31, 1997, 1996 and 1995, respectively.


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

Cost for the Company's postretirement benefit plans included the following components:

                        BRISTOL-MYERS SQUIBB COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in millions)

                                                               Year Ended
                                                               December 31,
                                                          --------------------
                                                           1997    1996   1995
                                                          -----   -----  -----
Service cost - benefits earned during the year              $ 9    $  9   $  8
Interest cost on accumulated postretirement
  benefit obligation                                         36      34     41
Actual earnings on plan assets                              (20)    (13)   (11)
Net amortization and deferral                                 9       6      7
                                                           ----    -----  ----
Net postretirement benefit expense                         $ 34    $ 36   $ 45
                                                           ====    ====   ====

The status of the plans was as follows:
                                                              December 31,
                                                          -------------------
                                                           1997   1996   1995
                                                          -----  -----  -----
Accumulated postretirement benefit obligation:
  Retirees                                                $(338) $(347) $(403)
  Fully eligible active plan participants                   (19)   (17)   (17)
  Other active plan participants                           (171)  (147)  (159)
                                                          -----  -----  -----
                                                           (528)  (511)  (579)
Plan assets at fair value                                   113     89     74
                                                          -----  -----  -----
Accumulated postretirement benefit obligation
  in excess of plan assets                                 (415)  (422)  (505)
Unrecognized prior service cost                               4      5      3
Unrecognized net (earnings) losses                          (65)   (56)    38
                                                          -----  -----  -----
Accrued postretirement benefit expense                    $(476) $(473) $(464)
                                                          =====  =====  =====

For measurement purposes, an annual rate of increase in the per capita cost of covered health care benefits of 7.8% for participants under age
65 and 7.0% for participants age 65 and over was assumed for 1998; the rate was assumed to decrease gradually to 5.0% in 2007 and to remain at that level thereafter. Increasing the assumed medical care cost trend rates by 1 percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1997 by $23 million and the aggregate of the service and interest cost components of net postretirement benefit expense for the year then ended by $2 million. The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.5% in 1997, 7.8% in 1996 and 7.3% in 1995.

Plan assets principally consist of equity securities and fixed income securities. The expected long-term rate of return on plan assets was 10.0% in 1997, 1996 and 1995.

                     BRISTOL-MYERS SQUIBB COMPANY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (dollars in millions)


Note 16  CONTINGENCIES
----------------------

Various lawsuits, claims and proceedings of a nature considered normal to its businesses are pending against the Company and certain of its subsidiaries. The most significant of these are described below.
Reference is made to Item 3 Legal Proceedings in Part 1 of this Form 10-K Annual Report.

Breast Implant Litigation
-------------------------

As of December 31, 1997, approximately 24,000 persons were plaintiffs in suits against the Company, its subsidiary, Medical Engineering Corporation
(MEC), and certain other subsidiaries, in federal and state courts in the United States and in certain courts in Canada and Australia, alleging damages for personal injuries of various types resulting from polyurethane-covered breast implants and smooth-walled breast implants. The Company, MEC and certain other defendants are participants in a settlement program originally approved on September 1, 1994, and revised on December 22, 1995, by the Federal District Court in Birmingham, Alabama. About 11,000 of these plaintiffs are participating in the revised settlement, and are expected to discontinue their lawsuits. Separate class action settlements have been approved in the provincial courts of Ontario and Quebec, and an agreement has been reached under which other foreign breast implant recipients may settle their claims.

Approximately 380,000 domestic class members (with implants of all manufacturers, not just MEC, Baxter and 3M) originally registered with the revised settlement. Around 88,000 of these class members have indicated that they received at least one breast implant manufactured by MEC or a related company. Of these 88,000 registrants, 14,300 have opted out of the revised settlement; 6,300 of these have proved to the satisfaction of the claims office that they received a breast implant of MEC or a related company, while the remaining 8,000 opt-outs have indicated their belief (but have not proved) that they received an MEC breast implant. The 14,300 opt-outs who have or claim to have MEC implants are among the 44,800 domestic registrants (with implants of all manufacturers) who opted out of the revised settlement. The Company has identified approximately 10,800 persons from among the 44,800 opt-outs (with implants of all defendants, not just MEC) as plaintiffs in lawsuits against it. An as yet undetermined number of these 10,800 plaintiffs do not have MEC implants and their claims against the Company are expected to be dismissed. An additional 1,570 claims based upon MEC implants remain from among domestic class members who previously opted out of the settlement originally approved in 1994. Because the opt-out period is essentially over, the number of opt-outs in not expected to increase materially. However, because of continuing uncertainties, it is still not possible to predict on any precise basis the total number of women with MEC implants who will pursue lawsuits against the Company.

The cost of the settlement is dependent upon complex and varying factors, including the number of class members that participate, the kinds of claims approved and their dollar value. The cost to the Company of

                     BRISTOL-MYERS SQUIBB COMPANY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (dollars in millions)


resolving opt-out claims is also subject to a number of complex uncertain-ties in addition to the unknown quantity and quality of such claims. As set forth in the Consolidated Statement of Cash Flows, in 1995, 1996 and 1997, the Company paid substantial sums to settle litigation and opt-out claims and for litigation expenses, as well as to the revised settlement.

In connection with breast implant product liability claims, the Company recorded special charges in 1993 of $500 million before taxes, $310 million after taxes, or $.30 per common share, basic and diluted; in 1994 of $750 million before taxes, $488 million after taxes, or $.48 per common share, basic and diluted; and in 1995 of $950 million before taxes, $590 million after taxes, or $.58 per common share, basic and diluted. The 1993 special charge consisted of $1.5 billion (recorded as Product Liability), offset by $1.0 billion of expected insurance proceeds (recorded as Insurance Recoverable).

In light of the continuing uncertainties (including additional insurance recoveries), the cost of the revised settlement and the ongoing litigation cannot at present be predicted with any reasonable degree of precision. However, the Company, based on the information set forth above and on related estimates, continues to believe that previously established reserves should be adequate to address these claims.

Other Actions
-------------

The Company, one of its subsidiaries, and others are or have been defendants in a number of antitrust actions in various states filed on behalf of purported statewide classes of indirect purchasers of infant formula products and by the Attorneys General of Louisiana, Minnesota and Mississippi, alleging a price fixing conspiracy and other violations of state antitrust or deceptive trade practice laws and seeking penalties and other relief. The Company has previously reported reaching settlements and receiving final court approval in the majority of these cases. The only open cases are in Louisiana and Missouri. On November 6, 1997, the court in Louisiana dismissed the plaintiffs' case. The plaintiffs are appealing that dismissal. In Missouri, the Company has a motion to dismiss pending.

As of December 31, 1997, the Company is a defendant in over 100 actions brought against the Company and more than 30 other pharmaceutical manufacturers, drug wholesalers and pharmacy benefit managers in various federal district courts by certain chain drugstores, supermarket chains and independent drugstores, suing either individually or as representatives of a nationwide class of retail pharmacies that has been certified. These cases, which have been coordinated for pretrial purposes, all seek treble damages and injunctive relief on account of alleged antitrust violations in the pricing and marketing of brand name prescription drugs. The Company, without admitting any wrongdoing, reached an amended agreement as of May 1, 1996, to settle the class action, and that settlement has become final. The largest opt-out retailer plaintiffs have purported to quantify their damage claims against the defendants, including the Company, asserting damages aggregating approximately $2.4 billion before trebling. Cases brought by retail pharmacies in state court under state law alleging similar grounds are proceeding in California, Alabama, Mississippi, Wisconsin and Minnesota; the Wisconsin and Minnesota cases are subject to settlements. Purported class actions brought by consumers in state court under state law alleging similar grounds have been brought in California, Washington, New York, Arizona, Maine, Alabama, Michigan, Minnesota, Wisconsin, the District of Columbia, Kansas, Florida, Tennessee and North Carolina.

While it is not possible to predict with certainty the outcome of these cases, it is the opinion of management that these lawsuits, claims and proceedings which are pending against the Company are without merit or will not have a material adverse effect on the Company's operating results, liquidity or consolidated financial position.


Note 17  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
------------------------------------------------------


                                    First   Second    Third   Fourth
                                  Quarter  Quarter  Quarter  Quarter     Year
                                  -------  -------  -------  -------   ------
1997:
Net Sales                         $4,045   $4,064   $4,151   $4,441   $16,701
Gross Profit                       2,967    2,967    3,041    3,262    12,237
Net Earnings *                       810      738      855      802     3,205
Earnings Per Common Share
 Basic                               .81      .74      .86      .81      3.22
 Diluted                             .79      .73      .84      .78      3.14

1996:
Net Sales                         $3,669   $3,696   $3,745   $3,955   $15,065
Gross Profit                       2,734    2,734    2,742    2,890    11,100
Net Earnings                         726      655      753      716     2,850
Earnings Per Common Share
 Basic                               .72      .65      .75      .71      2.84
 Diluted                             .71      .64      .74      .70      2.80



* In 1997, the fourth quarter and annual results included a gain on the sale of a business of $225 million ($140 million after taxes) and a provision for restructuring of $225 million ($140 million after taxes).

                     REPORT OF INDEPENDENT ACCOUNTANTS
                     ---------------------------------


To the Board of Directors
and Stockholders of
Bristol-Myers Squibb Company



In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page 59 present fairly, in all material respects, the financial position of Bristol-Myers Squibb Company and its subsidiaries at December 31, 1997, 1996 and 1995, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ Price Waterhouse LLP
------------------------

1177 Avenue of the Americas
New York, New York  10036


January 22, 1998

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                PART III
                               ---------

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

(a) Reference is made to the Proxy Statement for the Annual Meeting of Stockholders on May 5, 1998 with respect to the Directors of the Registrant which is incorporated herein by reference and made a part hereof in response to the information required by Item 10.

(b) The information required by Item 10 with respect to the Executive Officers of the Registrant has been included in Part IA of this Form 10-K Annual Report in reliance on General Instruction G of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.


Item 11.  EXECUTIVE COMPENSATION.

Reference is made to the Proxy Statement for the Annual Meeting of Stockholders on May 5, 1998 with respect to Executive Compensation which is incorporated herein by reference and made a part hereof in response to the information required by Item 11.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

Reference is made to the Proxy Statement for the Annual Meeting of Stockholders on May 5, 1998 with respect to the security ownership of certain beneficial owners and management which is incorporated herein by reference and made a part hereof in response to information required by
Item 12.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Reference is made to the Proxy Statement for the Annual Meeting of Stockholders on May 5, 1998 with respect to certain relationships and related transactions which is incorporated herein by reference and made a part hereof in response to the information required by Item 13.

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

                                                                Page
                                                               Number
                                                               ------
(a)
    1. Financial Statements                                     33-37
       Notes to Consolidated Financial Statements               38-56
       Report of Independent Accountants                        57

    2. Financial Statement Schedules

                                                 Schedule      Page
                                                  Number      Number
                                                 --------     ------

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

   3a. Restated Certificate of Incorporation of Bristol-Myers Squibb Company (filed as Exhibit 4a to Registrant's Registration Statement on Form S-3, Registration Statement No. 33-33682, dated March 7, 1990, as amended through May 6, 1997).

   3b. Bylaws of Bristol-Myers Squibb Company, as amended through January 1, 1998 (incorporated herein by reference to Exhibit 4(b) to Registration Statement on Form S-8 filed March 5, 1998).

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

   4c. Form of 7.15% Debenture Due 2023 of Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 4.2 to the Form 8-K dated May 27, 1993, and filed on June 3, 1993).

   4d. Form of 6.80% Debenture Due 2026 of Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 4e to the Form 10-K for the fiscal year ended December 31, 1996).

   4e. Form of 6.875% Debenture Due 2097 of Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 4f to the Form 10-Q for the quarterly period ended September 30, 1997).

   4f. Five Year Competitive Advance and Revolving Credit Facility Agreement dated as of March 17, 1998 among Bristol-Myers Squibb Company, the Borrowing Subsidiaries (as defined in the Agreement), the Lenders listed in Schedule 2.1 to the Agreement, The Chase Manhattan Bank as Administrative Agent and Citibank, N.A., as Administrative Agent, filed herewith.

   4g. 364-Day Competitive Advance and Revolving Credit Facility Agreement dated as of March 17, 1998 among Bristol-Myers Squibb Company, the Borrowing Subsidiaries (as defined in the Agreement), the Lenders listed in Schedule 2.1 to the Agreement, The Chase Manhattan Bank as Administrative Agent and Citibank, N.A., as Administrative Agent, filed herewith.

**10a. Bristol-Myers Squibb Company 1997 Stock Incentive Plan, effective as of May 6, 1997 and as amended effective December 2, 1997 (incorporated herein by reference to Exhibit 99(a) to the Registration Statement on Form S-8 filed March 5, 1998), filed herewith.

**10b. Bristol-Myers Squibb Company Executive Performance Incentive Plan (incorporated herein by reference to Exhibit 10b to the Form 10-K for the fiscal year ended December 31, 1996).

**10c. Bristol-Myers Squibb Company 1983 Stock Option Plan, as amended and restated as of September 10, 1996, as amended January 1, 1997, filed herewith.

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

**10k. Bristol-Myers Squibb Company Retirement Income Plan for Non-Employee Directors, as amended to March 5, 1996 (incorporated herein by reference to Exhibit 10k to the Form 10-K for the fiscal year ended December 31, 1996).

**10l. Bristol-Myers Squibb Company 1987 Deferred Compensation Plan for Non-Employee Directors, as amended to January 13, 1998, filed herewith.

**10m. Bristol-Myers Squibb Company Non-Employee Directors' Stock Option Plan, as amended (as approved by the Stockholders on May 1, 1990, incorporated herein by reference to Exhibit 28 to Registration Statement No. 33-38587 on Form S-8; as amended May 7, 1991, incorporated herein by reference to Exhibit 19c to the Form 10-K for the fiscal year ended December 31, 1991), as amended January 13, 1998, filed herewith.

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

**10p. Employment agreement of March 1998 for Charles A. Heimbold, Jr., filed herewith.

  21.     Subsidiaries of the Registrant (filed herewith).

  23.     Consent of Price Waterhouse LLP(filed herewith).

  27.     Bristol-Myers Squibb Company Financial Data Schedule (filed herewith).

  99.     Additional Exhibit (filed herewith).

(b)  Reports on Form 8-K

              None.

                                SIGNATURES
                                -----------

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


                                        BRISTOL-MYERS SQUIBB COMPANY
                                               (Registrant)


                                      By /s/    Charles A. Heimbold, Jr.
                                      ----------------------------------
                                      Charles A. Heimbold, Jr.
                                      Chairman of the Board and
                                      Chief Executive Officer

                                            March 31, 1998
                                      ----------------------------------
                                            Date


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     Signature                        Title                       Date
     ----------                      --------                    -------

                               Chairman of the Board,
                               Chief Executive Officer
                               And Director (Principal
/s/ Charles A. Heimbold, Jr.   Executive Officer)             March 31, 1998
------------------------------
   (Charles A. Heimbold, Jr.)

                               Chief Financial Officer
                                and Senior Vice President
                               Corporate Staff(Principal
/s/ Michael F. Mee             Financial Officer)             March 31, 1998
------------------------------
   (Michael F. Mee)
                               Controller and Vice President,
                               Financial Operations,
                               Corporate Staff (Principal
/s/ Frederick S. Schiff        Accounting Officer)            March 31, 1998
------------------------------
   (Frederick S. Schiff)

Signature                          Title                          Date
--------                           ------                        ------

/s/  Robert E. Allen          Director                        March 31, 1998
-----------------------------
    (Robert E. Allen)


/s/  Vance D. Coffman         Director                        March 31, 1998
-----------------------------
    (Vance D. Coffman)


/s/  Ellen V. Futter          Director                        March 31, 1998
-----------------------------
    (Ellen V. Futter)


/s/  Louis V. Gerstner, Jr.   Director                        March 31, 1998
-----------------------------
    (Louis V. Gerstner, Jr.)


/s/  Laurie H. Glimcher, M.D. Director                        March 31, 1998
-----------------------------
    (Laurie H. Glimcher, M.D.)


/s/  John D. Macomber         Director                        March 31, 1998
-----------------------------
    (John D. Macomber)


/s/  James D. Robinson III    Director                        March 31, 1998
-----------------------------
    (James D. Robinson III)


/s/  Andrew C. Sigler         Director                        March 31, 1998
-----------------------------
    (Andrew C. Sigler)


/s/  Louis W. Sullivan, M.D.  Director                        March 31, 1998
-----------------------------
    (Louis W. Sullivan, M.D.)
                              Executive Vice President,
                              President Worldwide Medicines
/s/  Kenneth E. Weg           Group and Director              March 31, 1998
----------------------------
    (Kenneth E. Weg)

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

   3b.   Bylaws of Bristol-Myers Squibb Company, as amended            *
         through January 1, 1998 (incorporated herein by reference to Exhibit 4(b) to Registration Statement on Form S-8 filed March 5, 1998).

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

   4c.   Form of 7.15% Debenture Due 2023 of Bristol-Myers             *
         Squibb Company (incorporated herein by reference to Exhibit 4.2 to the Form 8-K dated May 27, 1993, and filed on June 3, 1993).

   4d.   Form of 6.80% Debenture Due 2026 of Bristol-Myers             *
         Squibb Company (incorporated herein by reference to Exhibit 4e to the Form 10-K for the fiscal year ended December 31, 1996).

   4e.   Form of 6.875% Debenture Due 2097 of Bristol-Myers            *
         Squibb Company (incorporated herein by reference to Exhibit 4f to the Form 10-Q for the quarterly period ended September 30, 1997).

         Exhibit Number and Description                               Page
         ------------------------------                               ----

   4f.   Five Year Competitive Advance and Revolving                  E-1-1
         Credit Facility Agreement dated as of March 17,
         1998 among Bristol-Myers Squibb Company, the
         Borrowing Subsidiaries (as defined in the Agreement), the Lenders listed in Schedule 2.1 to the Agreement, The Chase Manhattan Bank as Administrative Agent and
         Citibank, N.A., as Administrative Agent.

   4g.   364-Day Competitive Advance and Revolving Credit             E-2-1
         Facility Agreement dated as of March 17, 1998 among
         Bristol-Myers Squibb Company, the Borrowing
         Subsidiaries (as defined in the Agreement), the Lenders listed in Schedule 2.1 to the Agreement, The Chase
         Manhattan Bank as Administrative Agent and Citibank,
         N.A., as Administrative Agent.

** 10a.  Bristol-Myers Squibb Company 1997 Stock Incentive            E-3-1
         Plan, effective as of May 6, 1997 and as amended effective December 2, 1997 (incorporated herein by reference to Exhibit 99(a) to the Registration
         Statement on Form S-8 filed March 5, 1998).

** 10b.  Bristol-Myers Squibb Company Executive Performance            *
         Incentive Plan (incorporated herein by reference to Exhibit 10b to the Form 10-K for the fiscal year ended December 31, 1996).

** 10c.  Bristol-Myers Squibb Company 1983 Stock Option Plan,         E-4-1
         as amended and restated as of September 10, 1996, as amended January 1, 1997.

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

** 10f.  Bristol-Myers Squibb Company Performance Incentive            *
         Plan, as amended (as adopted, incorporated herein by reference to Exhibit 2 to the Form 10-K for the

         Exhibit Number and Description                              Page
         ------------------------------                              ----
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

** 10j.  Bristol-Myers Squibb Company Restricted Stock Award           *
         Plan, as amended (as adopted on November 7, 1989,

         Exhibit Number and Description                              Page
         ------------------------------                              ----

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

** 10k.  Bristol-Myers Squibb Company Retirement Income Plan           *
         for Non-Employee Directors, as amended to March 5,1996
         (incorporated herein by reference to Exhibit 10k to the Form 10-K for the fiscal year ended December
         31, 1996).

** 10l.  Bristol-Myers Squibb Company 1987 Deferred                  E-5-1
         Compensation Plan for Non-Employee Directors, as amended to January 13, 1998.

** 10m.  Bristol-Myers Squibb Company Non-Employee Directors'        E-6-1
         Stock Option Plan, as amended (as approved by the Stockholders on May 1, 1990, incorporated herein by reference to Exhibit 28 to Registration Statement
         No. 33-38587 on Form S-8; as amended May 7, 1991, incorporated herein by reference to Exhibit 19c to the Form 10-K for the fiscal year ended December 31,
         1991), as amended January 13, 1998.

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

         Exhibit Number and Description                              Page
         ------------------------------                              ----

** 10p.  Employment agreement of March 1998 for Charles A.           E-7-1
         Heimbold, Jr.

   21.   Subsidiaries of the Registrant.                             E-8-1

   23.   Consent of Price Waterhouse LLP.                            E-9-1

   27.   Bristol-Myers Squibb Company Financial                     E-10-1
         Data Schedule

   99.   Additional Exhibit                                         E-11-1

                                                      SCHEDULE II
                                                      -----------

                     BRISTOL-MYERS SQUIBB COMPANY
                VALUATION AND QUALIFYING ACCOUNTS
                      (dollars in millions)

                                 Additions
                    Balance at  charged to    Deductions-   Balance at
                     beginning   costs and     bad debts       end
Description          of period   expenses     written off    of period
---------------     ----------  ----------   ------------   ----------

Allowances for
  discounts and
  doubtful accounts:

For the year ended
  December 31, 1997       $107         $19            $17          $109
                    ==========  ==========   ============   ===========

For the year ended
  December 31, 1996       $100         $39            $32          $107
                    ==========  ==========   ============   ===========

For the year ended
  December 31, 1995        $77         $31             $8          $100
                    ==========  ==========   ============   ===========