Form 10-Q
period 1998-03-31
BRISTOL MYERS SQUIBB CO
filed 1998-05-14
CIK 14272

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549


                                FORM 10-Q


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


              FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998


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

Yes  [ X ]            No  [   ]



At March 31, 1998, there were 995,294,315 shares outstanding of the Registrant's $.10 par value Common Stock.

                      BRISTOL-MYERS SQUIBB COMPANY


                           INDEX TO FORM 10-Q


                             March 31, 1998



                                                         Page No.
                                                         -----------
Part I - Financial Information:

  Financial Statements (Unaudited):

  Consolidated Balance Sheet - March 31, 1998
    and December 31, 1997                                      2 - 3

  Consolidated Statement of Earnings and Comprehensive Income
    for the three months ended March 31, 1998 and 1997             4

  Consolidated Statement of Cash Flows for the three
    months ended March 31, 1998 and 1997                           5

  Management's Discussion and Analysis of Financial
    Condition and Results of Operations                       6 - 10


Part II - Other Information                                  11 - 12

Signatures                                                        13

                   BRISTOL-MYERS SQUIBB COMPANY
               CONSOLIDATED BALANCE SHEET - ASSETS
          (Unaudited, in millions except share amounts)



                                              March 31,      December 31,
                                                 1998             1997
                                            -----------      ------------

Current Assets:
  Cash and cash equivalents                     $ 1,565           $ 1,456
  Time deposits and marketable
    securities                                      320               338
  Receivables, net of allowances                  3,035             2,973

  Finished goods                                  1,165             1,153
  Work in process                                   215               197
  Raw and packaging materials                       462               449
                                             ----------        ----------
  Inventories                                     1,842             1,799

  Prepaid expenses                                1,233             1,170
                                             ----------        ----------
    Total Current Assets                          7,995             7,736
                                             ----------        ----------

Property, Plant and Equipment                     7,026             7,001

Less: Accumulated depreciation                    2,843             2,845
                                             ----------        ----------
                                                  4,183             4,156
                                             ----------        ----------

Insurance Recoverable                               597               619

Excess of cost over net tangible assets
  received in business acquisitions               1,606             1,625

Other Assets                                        862               841
                                             ----------        ----------

  Total Assets                                  $15,243           $14,977
                                                =======           =======

                    BRISTOL-MYERS SQUIBB COMPANY
                     CONSOLIDATED BALANCE SHEET -
                  LIABILITIES AND STOCKHOLDERS' EQUITY
             (Unaudited, in millions except share amounts)

                                               March 31,     December 31,
                                                 1998            1997
                                             ------------    ------------
Current Liabilities:
  Short-term borrowings                          $    542        $    543
  Accounts payable                                  1,116           1,017
  Accrued expenses                                  2,150           1,939
  Product liability                                   702             865
  U.S. and foreign income taxes payable               683             668
                                               ----------      ----------
    Total Current Liabilities                       5,193           5,032

Other Liabilities                                   1,478           1,447

Long-Term Debt                                      1,387           1,279
                                               ----------      ----------
    Total Liabilities                               8,058           7,758
                                               ----------      ----------
Stockholders' Equity:
  Preferred stock, $2 convertible series:
    Authorized 10 million shares; issued and
    outstanding 12,452 in 1998 and 12,936 in
    1997, liquidation value of $50 per share           -               -

  Common stock, par value of $.10 per share:
    Authorized 2.25 billion shares; issued
    1,090,606,643 in 1998 and 1,083,253,703
    in 1997                                           109             108

  Capital in excess of par value of stock             781             544

  Cumulative translation adjustments                (621)           (533)

  Retained earnings                                11,489          10,950
                                               ----------      ----------
                                                   11,758          11,069
  Less cost of treasury stock - 95,312,328 common
    shares in 1998 and 90,069,383 in 1997           4,573           3,850
                                               ----------      ----------
       Total Stockholders' Equity                   7,185           7,219
                                               ----------      ----------
  Total Liabilities and Stockholders' Equity      $15,243         $14,977
                                               ==========      ==========

                           BRISTOL-MYERS SQUIBB COMPANY
                        CONSOLIDATED STATEMENT OF EARNINGS
                            AND COMPREHENSIVE INCOME
           (Unaudited, in millions of dollars except per share amounts)

                                                         Three Months Ended
                                                                 March 31,
                                                         ------------------
                                                            1998     1997
   EARNINGS                                              --------- --------
   --------

Net Sales                                                 $4,446    $4,045
                                                         -------    ------
Expenses:
   Cost of products sold                                   1,152     1,078
   Marketing, selling, administrative
      and other                                            1,048     1,011
   Advertising and product promotion                         571       497
   Research and development                                  383       326
   Provision for restructuring                               125         -
   Gain on sale of business                                 (125)        -
                                                         -------   -------
                                                           3,154     2,912
                                                         -------   -------
Earnings Before Income Taxes                               1,292     1,133

Provision for income taxes                                   365       323
                                                         -------   -------
Net Earnings                                               $ 927     $ 810
                                                         =======   =======

Earnings Per Common Share
   Basic                                                    $.93      $.81
   Diluted                                                  $.91      $.79

Average Common Shares Outstanding (in millions)
   Basic                                                     993       999
   Diluted                                                 1,017     1,020

Dividends Per Common Share                                  $.39      $.38

   COMPREHENSIVE INCOME
   --------------------

Net Earnings                                                $927      $810

Other Comprehensive Income:
   Foreign currency translation                             (104)      (96)
   Tax effect                                                 16        16
                                                          -------   -------
   Total Other Comprehensive Income                          (88)      (80)
                                                          -------   -------
Comprehensive Income                                        $839      $730
                                                          =======   =======

                 BRISTOL-MYERS SQUIBB COMPANY
              CONSOLIDATED STATEMENT OF CASH FLOWS
              (Unaudited, in millions of dollars)

                                                     Three Months Ended
                                                          March 31,
                                                  ----------------------
                                                       1998        1997
                                                  ---------    ---------
Cash Flows From Operating Activities:
      Net earnings                                    $ 927       $ 810
      Depreciation and amortization                     155         142
      Provision for restructuring                       125           0
      Gain on sale of business                         (125)          0
      Other operating items                              (6)          7
      Receivables                                      (100)       (152)
      Inventories                                       (95)       (134)
      Accounts payable                                   89         (20)
      Accrued expenses                                    8         (67)
      Product liability                                (169)        (82)
      Insurance recoverable                              21          44
      Income taxes                                      163         118
      Other assets and liabilities                     (113)         28
                                                   --------    --------
      Net Cash Provided by Operating Activities         880         694
                                                   --------    --------
Cash Flows From Investing Activities:
      Proceeds from sales of time deposits and
          marketable securities                          87          42
      Purchases of time deposits and marketable
          securities                                    (70)        (30)
      Additions to fixed assets                        (154)       (121)
      Proceeds from sale of business                    165           0
      Acquisition of businesses                           0         (37)
      Other, net                                         18           4
                                                   --------    --------
      Net Cash Provided by /(Used in) Investing
         Activities                                      46        (142)
                                                   --------    --------
Cash Flows From Financing Activities:
      Short-term borrowings                              19         111
      Long-term debt                                    112           9
      Issuances of common stock under stock plans        70          94
      Purchases of treasury stock                      (625)       (253)
      Dividends paid                                   (388)       (380)
                                                   --------    --------
      Net Cash Used in Financing Activities            (812)       (419)
                                                   --------    --------

Effect of Exchange Rates on Cash                         (5)         (7)
                                                   --------    --------

Increase in Cash and Cash Equivalents                   109         126
Cash and Cash Equivalents at Beginning of Period      1,456       1,681
                                                   --------    --------
Cash and Cash Equivalents at End of Period           $1,565      $1,807
                                                   ========    ========

                       BRISTOL-MYERS SQUIBB COMPANY
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 (in millions, except per share amounts)


Basis of Presentation
---------------------

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal adjustments) necessary for a fair presentation of the financial position of Bristol-Myers Squibb Company (the "Company") at March 31, 1998 and December 31, 1997, the results of operations for the three months ended March 31, 1998 and 1997, and cash flows for the three months ended March 31, 1998 and 1997. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company's 1997 Annual Report on Form 10-K.


First Quarter Results of Operations
-----------------------------------

Sales
------

Worldwide sales for the first quarter of 1998 increased 10% (14% excluding
the effect of foreign exchange) over the prior year to $4,446.   The
consolidated sales growth resulted from a 12% increase due to volume, a 4% decrease due to the effect of foreign exchange and a 2% increase due to changes in selling prices. Domestic sales increased 16% and international sales increased 2% (11% excluding the effect of foreign exchange). Worldwide sales for the first quarter of 1997 increased 10% compared to the first quarter of 1996.

Industry Segments
-----------------                           Three Months Ended March 31,
                                  ------------------------------------------
                                        Net Sales              % Change
                                  --------------------    ------------------
                                      1998        1997       1998       1997
                                  --------    --------    -------    -------
Pharmaceutical Products             $2,713      $2,379       14 %       11 %
Consumer Medicines                     343         357       (4)%       13 %
Medical Devices                        408         435       (6)%       (1)%
Nutritional Products                   448         454       (1)%       12 %
Beauty Care Products                   534         420       27 %       13 %
                                  --------    --------
Total Company                       $4,446      $4,045       10 %       10 %
                                  ========    ========

                  BRISTOL-MYERS SQUIBB COMPANY
              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (in millions, except per share amounts)


Sales in the pharmaceutical products segment, which is the largest segment at 61% of total company sales, increased 14% (17% excluding foreign exchange) over the first quarter of 1997 to $2,713. Sales growth resulted from a 15% increase in volume, a 3% decrease due to the effect of foreign exchange and a 2% increase in selling prices. Domestic pharmaceutical sales increased 23% and international sales increased 10% excluding foreign exchange.

Sales of cardiovascular drugs, the largest product group in the segment, increased 9% to $801. Sales of PRAVACHOL*, the Company's largest selling product, increased 19% to $444. Domestic sales of PRAVACHOL* increased 21% to $300 and international sales increased 14% to $144 (23% excluding foreign exchange). In March 1998, the U.S. Food and Drug Administration (FDA) cleared PRAVACHOL* for use in reducing the risk of a stroke in patients who have had a heart attack and have normal cholesterol levels, and to reduce the risk of a recurrent heart attack and death from heart disease in this patient population. PRAVACHOL* is the only drug in its class indicated to reduce the risk of heart attack in patients with and without established coronary heart disease. Sales of the anti-hypertensive MONOPRIL*, a second generation angiotensin converting enzyme (ACE) inhibitor with once-a-day dosing, increased 27% to $95. Sales growth for these products was partially offset by a 19% decline in CAPOTEN* sales due to loss of patent exclusivity in Europe.

AVAPRO, an angiotensin II receptor blocker for the treatment of hypertension, and PLAVIX, a platelet inhibitor for the prevention of stroke and heart attack, contributed $28 to first quarter sales. AVAPRO and PLAVIX are products from the Bristol-Myers Squibb and Sanofi S.A. joint venture.

Sales of anti-cancer drugs increased 14% to $650. Sales of TAXOL* (R) (paclitaxel), the Company's leading anti-cancer agent, increased 15% to $251. In March 1998, the Oncologic Drugs Advisory committee recommended that the FDA approve TAXOL* for use in combination with PLATINOL* (cisplatin) for the first-line treatment of non-small-cell lung cancer and for the first-line treatment of advanced ovarian cancer. TAXOL's* five year Hatch-Waxman exclusivity period in the U.S. expired in December 1997. Sales of PARAPLATIN*, an anti-cancer agent used in combination with TAXOL*, increased 30% to $129. Sales in the Oncology Therapeutics Network increased 32% to $140.

Anti-infective drug sales of $606 increased 11% over the prior year.   ZERIT*,
an antiretroviral agent, increased 69% to $129. ZERIT* is now the most commonly prescribed thymidine nucleoside reverse transcriptase inhibitor in HIV therapy. Sales of CEFZIL*, used in the treatment of respiratory infections and the treatment of sinusitis, increased 19% to $119. Sales of MAXIPIME*, a fourth generation injectable cephalosporin, were $27, an increase of 28% over the prior year.




* Indicates brand names of products which are registered trademarks owned by the Company.

                  BRISTOL-MYERS SQUIBB COMPANY
               MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             (in millions, except per share amounts)


Central nervous system drug sales of $264 increased 23% over the prior year, primarily as a result of BUSPAR*, an anti-anxiety agent, and SERZONE*, an anti-depressant, which recorded strong growth of 21% to $145 and 76% to $64, respectively.

GLUCOPHAGE, the leading oral medication for treatment of non-insulin dependent diabetes, continued its strong growth rate with sales increasing 43% to $181. The Company has partnered with the American Diabetes Association, Prevention Magazine and Wal*Mart to launch Operation Detect Diabetes, a nationwide program to help people assess their risk of type 2 diabetes, a serious, undertreated medical condition that afflicts more than 15 million Americans.

For the first quarter of 1997, sales of the pharmaceutical products segment increased 11% over the first quarter of 1996 to $2,379 as a result of increases in sales of PRAVACHOL*, TAXOL*, GLUCOPHAGE, MONOPRIL*, BUSPAR*, SERZONE*, ZERIT*, VIDEX*, CEFZIL* and MAXIPIME*.

Sales in the consumer medicines segment decreased 4% from first quarter 1997 levels to $343, reflecting no change in volume, a 5% decrease due to the effect of foreign exchange and a 1% increase due to changes in selling prices. Sales of EXCEDRIN* increased 38% to $66. In January 1998, the Company received clearance from the FDA to market EXCEDRIN* Migraine, the first and only migraine medication available to consumers without a prescription. Total analgesic product sales decreased 6% (a decrease of 1% excluding the effect of foreign exchange) due to a mild influenza season in Europe. For the first quarter of 1997, consumer medicines segment sales increased 13% to $357, compared to the first quarter of 1996 due to increased sales of analgesics.

In the medical devices segment, sales of $408 were 6% below prior year levels (a decrease of 3% excluding the effect of foreign exchange), reflecting decreases of 2% due to volume, 3% due to the effect of foreign exchange and 1% due to changes in selling prices. Excluding the December 1997 divestiture of Zimmer's arthroscopy and surgical powered instrument business, medical device sales increased 11% (15% excluding the effect of foreign exchange.
The Company's Zimmer's knee and hip prosthetic joint replacements, and ConvaTec ostomy and modern wound care products, continue to be world market share leaders. ConvaTec's sales increased 8%, excluding the effect of foreign exchange, as sales of wound care and ostomy products each increased 7% excluding foreign exchange. Zimmer sales decreased 12% from prior year levels. Excluding the December 1997 divestiture, Zimmer sales increased 17% (21% excluding the effect of foreign exchange rate fluctuations). The 1998 increase is due primarily to the inclusion of revenue under a distribution agreement with the acquirer of the divested business. Knee prosthetic joint replacement sales increased 4% and hip replacement sales increased 3%, both excluding foreign exchange. For the first quarter of 1997, medical devices segment sales of $435 were 1% below 1996 levels due to significant pressure on price for prosthetic replacements and the unfavorable effect of foreign exchange rate fluctuation.

Sales in the nutritional products segment decreased 1% from the first quarter of 1997 to $448 (an increase of 6% excluding the effect of foreign exchange), reflecting a 2% increase due to volume, a 7% decrease due to the effect of foreign exchange and a 4% increase in selling prices.

                  BRISTOL-MYERS SQUIBB COMPANY
              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (in millions, except per share amounts)

The Company's Mead Johnson subsidiary maintains its worldwide leadership position in the infant formula market. Total infant formula sales were $308 for the first quarter of 1997, a decrease of 4% from prior year levels. LACTOFREE*, and NUTRAMIGEN* special infant formulas each increased 10% to $29. BOOST* an adult nutritional supplement also contributed to sales growth, increasing 31% to $19. For the first quarter of 1997, nutritional products segment sales increased 13% to $454, compared to the first quarter of 1996 due to increased sales of infant formulas.

Sales in the beauty care products segment increased 27% over the first quarter of 1997 to $534, reflecting a 28% increase due to volume, a 2% increase due to changes in selling prices and a 3% decrease due to the effect of foreign exchange. Clairol continues to be the number one hair products company in the U.S., increasing its market share following the January 1998 acquisition of Redmond Products, Inc. The Redmond AUSSIE brand has added $23 to Beauty Care sales in the quarter. HERBAL ESSENCES*, complete lines of shampoos and conditioners experienced strong volume growth, increasing 114% to $129.
HERBAL ESSENCES* is now the number two shampoo in the U.S. Clairol's HYDRIENCE* haircolor grew 45% during the quarter to $22. Sales of DAILY DEFENSE*, launched in September 1997, contributed $17 to first quarter sales. For the first quarter of 1997, sales of the beauty care products segment were $420, an increase of 13% over the first quarter of 1996 due to increased sales in hair care and hair coloring products.

Cost of Products Sold and Operating Expenses
--------------------------------------------

Total costs and expenses for the quarter ended March 31, 1998, as a percentage of sales, decreased to 70.9% from 72.0%. Cost of products sold decreased to 25.9% of sales from 26.7% in 1997 due to increased sales of higher margin pharmaceutical products. Expenditures for advertising and promotion in support of new and existing products increased 15% to $571 from $497 in 1997 and, as a percentage of sales, increased to 12.8% from 12.3% in 1997. This increase is primarily due to increased spending on the Company's promoted pharmaceutical and beauty care products. Marketing, selling, administrative and other expenses increased 4% to $1,048. Research and development expenditures increased 17% to $383 from $326 in 1997. Pharmaceutical research and development spending increased 20% over the prior year, and as a percentage of pharmaceutical sales, was 12.5% compared to 11.9% in the first quarter of 1997.

Earnings
--------

Earnings before income taxes for the first quarter increased 14% to $1,292 from $1,133 in 1997. The effective tax rate on earnings before income taxes decreased to 28.25% in 1998 from 28.5% in 1997. Net earnings increased 14% to $927 from $810. Basic earnings per share increased 15% to $.93 from $.81 in 1997 and diluted earnings per share increased 15% to $.91 from $.79 in 1997. The growth in earnings per share exceeded the growth in net earnings by 1%.

                  BRISTOL-MYERS SQUIBB COMPANY
              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (in millions, except per share amounts)



Financial Position
------------------

The balance sheet at March 31, 1998 and the statement of cash flows for the three months then ended reflect the Company's strong financial position. The Company continues to maintain a high level of working capital totaling $2.8 billion at March 31, 1998.

Long-Term Debt increased to $1,387 from $1,279 at December 1997 due to the issuance of $100 million principal 2.14% and 1.73% Yen denominated notes due in 2003 and 2005.

Internally generated funds continue to be the Company's primary source for financing expenditures for new plant and equipment. Additions to fixed assets for the three months ended March 31, 1998 were $154 compared to $121 during the same period of 1997.

During the three months ended March 31, 1998, the Company purchased 6.4 million shares of its common stock at a total cost of $625. During the quarter, the Company issued 2.5 million shares in connection with an acquisition, and issued 7.4 million shares in connection with the exercise of stock options.

During the first quarter of 1998, the Company divested its BAN brand of anti-perspirants and deodorants for $165 million, resulting in a gain of $125 million before taxes. The Company also recorded a provision for restructuring of $125 million before taxes. The restructuring charge primarily relates to the consolidation and closure of plants and facilities as part of the Company's on-going productivity programs.

In May 1998, the Company's Board of Directors approved a $2 billion increase in the Company's common stock repurchase program, raising the previously approved spending limit of $6 billion to $8 billion.

In March 1998, the Company entered into its first-ever syndicated bank facilities providing for an aggregate of $500 million of borrowings, which may be increased to $1 billion at the Company's option.

In April 1998, the Company filed a shelf registration statement with the Securities and Exchange Commission under which the Company could issue up to $1 billion of debt securities.

Reference is made to Part II, Item 1 - Legal Proceedings in which developments are described for various lawsuits, claims and proceedings in which the Company is involved.

                  BRISTOL-MYERS SQUIBB COMPANY
                   PART II - OTHER INFORMATION
                 -----------------------------

Item 1.  Legal Proceedings
--------------------------

Various lawsuits, claims and proceedings of a nature considered normal to its business are pending against the Company and certain of its subsidiaries.
The most significant of these are reported in the Company's Form 10-K for the fiscal year ended December 31, 1997 with material developments since that report described below.


Prescription Drug Litigation
----------------------------

As previously reported in the Company's Form 10-K referred to above, the Company is a defendant in numerous antitrust actions brought by retailers and purported consumer classes against the Company and other pharmaceutical manufacturers, drug wholesalers and pharmacy benefit managers. Most of the retailer cases have been coordinated for pretrial purposes in the United States District Court for the Northern District of Illinois. On March 19, 1998, the retailer plaintiffs that had opted out of the retailer class in the federal litigation filed a motion to set deadlines for the remand of those plaintiffs' antitrust claims under the Sherman Act to the district courts in which those actions had originally been filed. On March 26 , 1998, the Chicago district court denied that motion. The Company and almost all of the other pharmaceutical manufacturers named as defendants in the cases brought as class actions on behalf of consumers in Arizona, the District of Columbia, Florida, Kansas, Maine, Michigan, Minnesota, New York, North Carolina, Tennessee and Wisconsin have entered into settlements of those actions, which are subject to court approval in each state.


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

The Annual Meeting of Stockholders was held on May 5, 1998 for the purpose of:

A.  election of directors;

B. ratification of the appointment of Price Waterhouse LLP as independent accountants for the year 1998; and

C. voting on a stockholder-proposed resolution to recommend that the Board of Directors take the necessary steps to reinstate the annual election of directors.

At the meeting, 831,852,627 shares of the Registrant's Common and Convertible Preferred Stock were represented.

                   BRISTOL-MYERS SQUIBB COMPANY
                   PART II - OTHER INFORMATION
                 --------------------------------


The following persons were elected to the Board of Directors of the Registrant at the meeting to serve until the 2001 Annual Meeting:

Louis V. Gerstner, Jr.
Charles A. Heimbold, Jr.
Kenneth E. Weg


Mr. Gerstner received 823,083,522 votes for election, votes were withheld on proxies for 8,769,105 shares and there were no broker non-votes. Mr. Heimbold received 823,059,520 votes for election, votes were withheld on proxies for 8,793,107 shares and there were no broker non-votes. Mr. Weg received 823,167,700 votes for election, votes were withheld on proxies for 8,684,927 shares and there were no broker non-votes.

Vance D. Coffman, Ellen V. Futter, Andrew C. Sigler and Louis W. Sullivan, M.D., continue as directors with terms expiring at the 1999 Annual Meeting. Robert E. Allen, Laurie H. Glimcher M.D. and James D. Robinson III continue as directors with terms expiring at the 2000 Annual Meeting.

The appointment of Price Waterhouse LLP was ratified by a vote of 827,156,618 shares in favor of the appointment, with 1,721,046 shares voting against, 2,974,963 shares abstaining and there were no broker non-votes.

The stockholder-proposed resolution to recommend that the Board of Directors take the necessary steps to reinstate the annual election of directors received a vote of 441,537,955 shares in favor, with 152,747,032 shares voting against, 118,410,085 shares abstaining and 119,157,555 broker non-votes.


Item 6.  Exhibits and Reports on Form 8-K
------------------------------------------

(a) Exhibits (listed by number corresponding to the Exhibit Table of Item 601 in Regulation S-K).


Exhibit Number and Description                                    Page
------------------------------                                  -------

27.  Bristol-Myers Squibb Company Financial Data Schedule.       E-27-1

(b)   Reports on Form 8-K.

The Registrant did not file any reports on Form 8-K during the quarter ended March 31, 1998.

                            SIGNATURES
                          -------------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                       BRISTOL-MYERS SQUIBB COMPANY
                                  ------------------------------------
                                                          (Registrant)





Date:     May 14, 1998            /s/ Harrison M. Bains, Jr.
                                  --------------------------------
                                      Harrison M. Bains, Jr.
                                  Vice President and Treasurer






Date:     May 14, 1998            /s/ Frederick S. Schiff
                                  -----------------------------
                                      Frederick S. Schiff
                                  Vice President and Controller