Form 10-Q
period 1998-06-30
BRISTOL MYERS SQUIBB CO
filed 1998-08-13
CIK 14272

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549


                                FORM 10-Q


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


              FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998


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

Yes  [ X ]            No  [   ]



At June 30, 1998, there were 994,708,607 shares outstanding of the Registrant's $.10 par value Common Stock.

                      BRISTOL-MYERS SQUIBB COMPANY


                           INDEX TO FORM 10-Q


                             June 30, 1998



                                                                 Page No.
                                                               -----------
Part I - Financial Information:

  Financial Statements (Unaudited):

  Consolidated Balance Sheet - June 30, 1998
    and December 31, 1997                                          2 - 3

  Consolidated Statement of Earnings and Comprehensive Income
    for the three and six months ended June 30, 1998 and 1997          4

  Consolidated Statement of Cash Flows for the six
    months ended June 30, 1998 and 1997                                5

  Management's Discussion and Analysis of Financial
    Condition and Results of Operations                           6 - 13


Part II - Other Information                                           14

Signatures                                                            15

                   BRISTOL-MYERS SQUIBB COMPANY
               CONSOLIDATED BALANCE SHEET - ASSETS
          (Unaudited, in millions except share amounts)



                                             June 30,        December 31,
                                              1998               1997
                                           ------------      ------------

Current Assets:
  Cash and cash equivalents                     $ 1,005           $ 1,456
  Time deposits and marketable
    securities                                      308               338
  Receivables, net of allowances                  3,122             2,973

  Finished goods                                  1,151             1,153
  Work in process                                   206               197
  Raw and packaging materials                       455               449
                                             ----------        ----------
  Inventories                                     1,812             1,799

  Prepaid expenses                                1,066             1,170
                                             ----------        ----------
    Total Current Assets                          7,313             7,736
                                             ----------        ----------

Property, Plant and Equipment                     7,134             7,001

Less: Accumulated depreciation                    2,929             2,845
                                             ----------        ----------
                                                  4,205             4,156
                                             ----------        ----------

Insurance Recoverable                               594               619

Excess of cost over net tangible assets
  received in business acquisitions               1,611             1,625

Other Assets                                        870               841
                                             ----------        ----------

  Total Assets                                  $14,593           $14,977
                                             ==========        ==========

                    BRISTOL-MYERS SQUIBB COMPANY
                     CONSOLIDATED BALANCE SHEET -
                  LIABILITIES AND STOCKHOLDERS' EQUITY
             (Unaudited, in millions except share amounts)

                                               June 30,      December 31,
                                                 1998            1997
                                              -----------    ------------
Current Liabilities:
  Short-term borrowings                          $    453        $    543
  Accounts payable                                  1,071           1,017
  Accrued expenses                                  2,070           1,939
  Product liability                                   459             865
  U.S. and foreign income taxes payable               548             668
                                               ----------      ----------
    Total Current Liabilities                       4,601           5,032

Other Liabilities                                   1,412           1,447

Long-Term Debt                                      1,336           1,279
                                               ----------      ----------
    Total Liabilities                               7,349           7,758
                                               ----------      ----------
Stockholders' Equity:
  Preferred stock, $2 convertible series:
    Authorized 10 million shares; issued and
    outstanding 12,128 in 1998 and 12,936 in
    1997, liquidation value of $50 per share            -               -

  Common stock, par value of $.10 per share:
    Authorized 2.25 billion shares; issued
    1,092,385,064 in 1998 and 1,083,253,703
    in 1997                                           109             108

  Capital in excess of par value of stock             957             544

  Cumulative translation adjustments                (615)           (533)

  Retained earnings                                11,936          10,950
                                               ----------      ----------
                                                   12,387          11,069
  Less cost of treasury stock - 97,676,457
  common shares in 1998 and 90,069,383 in 1997      5,143           3,850
                                               ----------      ----------
       Total Stockholders' Equity                   7,244           7,219
                                               ----------      ----------
  Total Liabilities and Stockholders' Equity      $14,593         $14,977
                                               ==========      ==========

                          BRISTOL-MYERS SQUIBB COMPANY
                        CONSOLIDATED STATEMENT OF EARNINGS
                            AND COMPREHENSIVE INCOME
           (Unaudited, in millions of dollars except per share amounts)


                                       Three Months Ended     Six Months Ended
                                             June 30,             June 30,
                                      -------------------   -------------------
                                        1998       1997       1998       1997
EARNINGS                              --------   --------   --------   --------
---------------
Net Sales                               $4,430     $4,064     $8,876     $8,109
                                      --------   --------   --------   --------

   Cost of products sold                 1,206      1,097      2,358      2,175
   Marketing, selling, administrative
      and other                          1,034      1,057      2,082      2,068
   Advertising and product promotion       642        557      1,213      1,054
   Research and development                384        321        767        647
   Provision for restructuring              76          -        201          -
   Gain on sale of businesses              (76)         -       (201)         -
                                      --------   --------   --------   --------
                                         3,266      3,032      6,420      5,944
                                      --------   --------   --------   --------

Earnings Before Income Taxes             1,164      1,032      2,456      2,165

Provision for income taxes                 329        294        694        617
                                      --------   --------   --------   --------

Net Earnings                           $   835    $   738     $1,762     $1,548
                                      ========   ========   ========   ========

Earnings Per Common Share

Basic                                     $.84       $.74      $1.77      $1.55
Diluted                                   $.82       $.73      $1.73      $1.52

Average Common Shares Outstanding (in millions)

Basic                                      993        996        993        998
Diluted                                  1,016      1,019      1,016      1,018


Dividends Per Common Share                $.39       $.38       $.78       $.76

COMPREHENSIVE INCOME
--------------------

Net Earnings                              $835       $738     $1,762     $1,548

Other Comprehensive Income:
   Foreign currency translation             17        (18)       (87)      (114)
   Tax effect                              (11)         6          5         21
                                      --------   --------   --------   --------
   Total Other Comprehensive Income          6        (13)       (82)       (93)
                                      --------   --------   --------   --------
Comprehensive Income                      $841       $725      1,680      1,455
                                      ========   ========   ========   ========

                  BRISTOL-MYERS SQUIBB COMPANY
              CONSOLIDATED STATEMENT OF CASH FLOWS
              (Unaudited, in millions of dollars)

                                                          Six Months Ended
                                                              June 30,
                                                   ---------------------------
                                                         1998           1997
                                                     ---------      ---------
Cash Flows From Operating Activities:
      Net earnings                                     $ 1,762       $ 1,548
      Depreciation and amortization                        301           269
      Provision for restructuring                          201             0
      Gain on sale of businesses                          (201)            0
      Other operating items                                 22             6
      Receivables                                         (215)         (204)
      Inventories                                          (84)         (206)
      Accounts payable                                      79           (69)
      Accrued expenses                                    (271)         (133)
      Product liability                                   (381)         (240)
      Insurance recoverable                                 25           162
      Income taxes                                         187            (1)
      Other assets and liabilities                         (67)          (74)
                                                      --------      --------
      Net Cash Provided by Operating Activities          1,358         1,058
                                                      --------      --------
Cash Flows From Investing Activities:
      Proceeds from sales of time deposits and
      marketable securities                                167           274
      Purchases of time deposits and marketable
      securities                                          (137)         (152)
      Additions to fixed assets                           (365)         (269)
      Proceeds from sale of business                       406             0
      Acquisition of businesses                            (67)          (37)
      Other, net                                            16             8
                                                      --------      --------
      Net Cash Provided by /(Used in) Investing
      Activities                                            20          (176)
                                                      --------      --------
Cash Flows From Financing Activities:
      Short-term borrowings                                (89)          141
      Long-term debt                                        70             6
      Issuances of common stock under stock plans           98           179
      Purchases of treasury stock                       (1,126)         (627)
      Dividends paid                                      (776)         (760)
                                                      --------      --------
      Net Cash Used in Financing Activities             (1,823)       (1,061)
                                                      --------      --------

Effect of Exchange Rates on Cash                            (6)           (9)
                                                      --------      --------

Decrease in Cash and Cash Equivalents                     (451)         (188)
Cash and Cash Equivalents at Beginning of Period         1,456         1,681
                                                      --------      --------
Cash and Cash Equivalents at End of Period              $1,005        $1,493
                                                      ========      ========

                     BRISTOL-MYERS SQUIBB COMPANY
                 MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               (in millions, except per share amounts)


Basis of Presentation
---------------------

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal adjustments) necessary for a fair presentation of the financial position of Bristol-Myers Squibb Company (the "Company") at June 30, 1998 and December 31, 1997, the results of operations for the three and six months ended June 30, 1998 and 1997, and cash flows for the six months ended
June 30, 1998 and 1997. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company's 1997 Annual Report on Form 10-K.


Second Quarter Results of Operations
------------------------------------

Sales
-----

Worldwide sales for the second quarter of 1998 increased 9% (13% excluding
the effect of foreign exchange) over the prior year to $4,430.   The
consolidated sales growth resulted from an 11% increase due to volume, a 4% decrease due to the effect of foreign exchange and a 2% increase due to changes in selling prices. Domestic sales increased 12% and international sales increased 5% (13% excluding the effect of foreign exchange). Worldwide sales for the second quarter of 1997 increased 10% compared to the second quarter of 1996.

Industry Segments
-----------------                       Three Months Ended June 30,
                            ------------------------------------------------
                                    Net Sales                 % Change
                            -----------------------     --------------------
                               1998           1997        1998         1997
                            -------        -------      ------       -------
Pharmaceutical Products      $2,691         $2,345        15 %          13 %
Consumer Medicines              295            320        (8)%          14 %
Medical Devices                 417            455        (8)%          (2)%
Nutritional Products            424            432        (2)%           1 %
Beauty Care Products            603            512        18 %          13 %
                            -------        -------
Total Company                $4,430         $4,064         9 %          10 %
                            =======        =======

Sales in the pharmaceutical products segment, which is the largest segment at 61% of total company sales, increased 15% (18% excluding foreign exchange) over the second quarter of 1997 to $2,691. Sales growth resulted from a 16% increase in volume, a 3% decrease due to the effect of foreign exchange and a 2% increase in selling prices. Domestic pharmaceutical sales increased 21% and international sales increased 14% excluding foreign exchange.

Sales of cardiovascular drugs, the largest product group in the segment, increased 9% to $732 (12% excluding foreign exchange). Sales of PRAVACHOL*, the Company's largest selling product, increased 18% to $362. Domestic sales of PRAVACHOL* increased 16% to $202 and international sales increased 20%
to $160 (26% excluding foreign exchange). In June 1998, the U.S. Food and Drug Administration (FDA) cleared enhanced drug interaction labeling for PRAVACHOL*, which is metabolized differently than other drugs in its class and thus has reduced potential to interact with some commonly-prescribed medications. In March 1998, the FDA cleared PRAVACHOL* for use in reducing the risk of stroke in patients who have had a heart attack and have normal
cholesterol levels.    PRAVACHOL* is the only drug of its type indicated to
reduce the risk of a heart attack in patients with and without established coronary heart disease. Sales of the anti-hypertensive MONOPRIL*, a second generation angiotensin converting enzyme (ACE) inhibitor with once-a-day dosing, increased 31% to $106. Sales growth for these products was partially offset by a 25% decline in CAPOTEN* sales due to the loss of patent exclusivity in Europe.

AVAPRO and PLAVIX, recently launched products from the Bristol-Myers Squibb and Sanofi S.A. joint venture, contributed $31 to sales in the second quarter. AVAPRO is an angiotensin II receptor blocker for the treatment of hypertension and PLAVIX is a platelet aggregation inhibitor for the reduction of stroke, heart attack and vascular disease.

Sales of anti-cancer drugs increased 22% to $714. Sales of TAXOL* (R) (paclitaxel), the Company's leading anti-cancer agent, increased 35% to $304. In May 1998, a U.S. based cooperative group study sponsored under the Bristol-Myers Squibb Cooperative Research and Development Agreement with the National Cancer Institute showed that by adding TAXOL* to other commonly used chemotherapy drugs, the risk of death for women with early-stage breast cancer was decreased by 26%. This study, which enrolled over 3,000 women, was the first to show such a significant survival benefit in early-stage breast cancer in over twenty years. In April 1998, TAXOL*, in combination with cisplatin, was approved by the FDA for first line treatment of ovarian cancer. TAXOL's* five year Hatch-Waxman exclusivity period in the U.S. expired in December 1997. Sales of PARAPLATIN*, an anti-cancer agent used in combination with other chemotherapy agents, increased 18% to $124.
Sales in the Oncology Therapeutics Network increased 36% to $155.

Anti-infective drug sales of $585 increased 10% over the prior year.   ZERIT*
and VIDEX*, the Company's two antiretroviral agents, increased 39% to $127 and 34% to $39, respectively. ZERIT* is now the most commonly prescribed thymidine nucleoside reverse transcriptase inhibitor in HIV therapy. In June 1998, the Company announced a large phase III study to evaluate the safety and efficacy of once-daily dosing of VIDEX*, as Bristol-Myers Squibb seeks to develop a more convenient dosing regimen for HIV patients. Sales of



* Indicates brand names of products which are registered trademarks owned by the Company.

CEFZIL*, used in the treatment of respiratory infections and the treatment of sinusitis, increased 19% to $78. Sales of MAXIPIME*, a fourth generation injectable cephalosporin, were $31, an increase of 28% over the prior year.

Central nervous system drug sales of $229 increased 9% over the prior year, primarily as a result of SERZONE*, an anti-depressant, and BUSPAR*, an anti-anxiety agent, which recorded growth of 53% to $71 and 3% to $84, respectively.

GLUCOPHAGE, the leading oral medication for the treatment of non-insulin dependent diabetes, continued its strong growth rate with sales increasing 64% to $238. The Company has partnered with the American Diabetes Association, Prevention Magazine and Wal*Mart to launch Operation Detect Diabetes, a nationwide program to help people assess their risk of developing type 2 diabetes.

For the second quarter of 1997, sales of the pharmaceutical products segment increased 13% over the second quarter of 1996 to $2,345 as a result of increases in sales of PRAVACHOL*, TAXOL*, GLUCOPHAGE, MONOPRIL*, SERZONE*, ZERIT*, CEFZIL* and MAXIPIME*.

Sales in the consumer medicines segment decreased 8% from second quarter 1997 levels to $295, reflecting a 4% decrease in volume, a 6% decrease due to the effect of foreign exchange and a 2% increase due to changes in selling prices. Excluding the March 1998 divestiture of the Company's BAN* brand of antiperspirants and deodorants, consumer medicines sales increased 1%. International consumer medicines sales increased 4% (13% excluding foreign exchange). EFFERALGAN*, an analgesic product from the Company's UPSA group, increased 6% to $36. Sales of EXCEDRIN* increased 9% to $50 following clearance by the FDA in January 1998 to market EXCEDRIN* MIGRAINE, the first and only migraine medication available to consumers without a prescription. For the second quarter of 1997, consumer medicines segment sales increased
14% to $320, compared to the second quarter of 1996 due to increased sales of analgesics.

In the medical devices segment, second quarter sales of $417 were 8% below prior year levels, reflecting decreases of 5% due to volume and 3% due to the effect of foreign exchange. Changes in selling prices had no effect on sales for the quarter. Excluding the December 1997 divestiture of Zimmer's arthroscopy and surgical powered instrument business, medical device sales increased 7% (11% excluding the effect of foreign exchange). ConvaTec's sales increased 8% to $179, excluding the effect of foreign exchange, as sales of wound care and ostomy products increased 14% to $58 and 4% to $114, respectively, excluding foreign exchange. Zimmer sales decreased 16% from prior year levels to $238. Excluding the December 1997 divestiture, Zimmer sales increased 10% (14% excluding the effect of foreign exchange rate fluctuations). The 1998 increase is due primarily to the inclusion of revenue under a distribution agreement with the acquirer of the divested business. Knee prosthetic joint replacement sales decreased 2% to $85 and hip replacement sales decreased 2% to $66, both excluding foreign exchange. For the second quarter of 1997, medical devices segment sales of $455 were 2% below 1996 levels as decreases in hip and knee replacement sales were offset in part by increases in wound care and ostomy products.

Sales in the nutritional products segment decreased 2% from the second quarter of 1997 to $424 (an increase of 4% excluding the effect of foreign exchange), reflecting a 1% increase due to volume, a 6% decrease due to the effect of foreign exchange and a 3% increase in selling prices. The Company's Mead Johnson subsidiary maintains its worldwide leadership position in the infant formula market. Total infant formula sales were $286 for the second quarter of 1998, a decrease of 3% from prior year levels. LACTOFREE*, and NUTRAMIGEN* special infant formulas increased 13% to $29 and 10% to $30, respectively. BOOST* an adult nutritional supplement also contributed to sales growth, increasing 18% to $20. For the second quarter of 1997, nutritional products segment sales increased 1% to $432, compared to the second quarter of 1996.

Sales in the beauty care products segment increased 18% over the second quarter of 1997 to $603, reflecting a 19% increase due to volume, a 2% increase due to changes in selling prices and a 3% decrease due to the effect of foreign exchange. Clairol continues to be the number one hair products company in the U.S., increasing its market share following the January 1998 acquisition of Redmond Products, Inc. The Redmond AUSSIE brand has added $27 to Beauty Care sales in the quarter. HERBAL ESSENCES*, complete lines of shampoos and conditioners experienced strong volume growth, increasing 72% to $137. Clairol's HYDRIENCE* haircolor grew 24% during the quarter to $23. Sales of DAILY DEFENSE*, launched in September 1997, contributed $15 to second quarter sales. In June 1998, the Company introduced REVITALIQUE*, a new permanent haircolor. In May 1998, the Company acquired the Phytoervas hair care business from a privately held Brazilian company. Phytoervas manufactures and markets premium retail shampoos and conditioners with natural ingredients. For the second quarter of 1997, sales of the beauty care products segment were $512, an increase of 13% over the second quarter of 1996 due to increased sales in hair care and haircoloring products.

Cost of Products Sold and Operating Expenses
--------------------------------------------

Total costs and expenses for the quarter ended June 30, 1998, as a percentage of sales, decreased to 73.7% from 74.6%. Cost of products sold increased to 27.2% of sales from 27.0% in 1997 due to a greater percentage of pharmaceutical sales coming from lower margin products. Expenditures for advertising and promotion in support of new and existing products increased 15% to $642 from $557 in 1997 and, as a percentage of sales, increased to 14.5% from 13.7% in 1997. This increase is primarily due to increased spending on the Company's promoted pharmaceutical and beauty care products. Marketing, selling, administrative and other expenses decreased 2% to $1,034. Research and development expenditures increased 20% to $384 from $321 in 1997. Pharmaceutical research and development spending increased 22% over the prior year, and as a percentage of pharmaceutical sales, was 12.6% compared to 11.9% in the second quarter of 1997.

Earnings
--------

Earnings before income taxes for the second quarter increased 13% to $1,164 from $1,032 in 1997. The effective tax rate on earnings before income taxes decreased to 28.3% in 1998 from 28.5% in 1997. Net earnings increased 13% to $835 from $738. Basic earnings per share increased 14% to $.84 from $.74 in 1997 and diluted earnings per share increased 12% to $.82 from $.73 in 1997.

Year-To-Date Results of Operations
----------------------------------

Sales
------

Worldwide sales for the first six months of 1998 increased 9% (13% excluding
the effect of foreign exchange) over the prior year to $8,876.   The
consolidated sales growth resulted from an 11% increase due to volume, a 4% decrease due to the effect of foreign exchange and a 2% increase due to changes in selling prices. Domestic sales increased 14% and international sales increased 3% (12% excluding the effect of foreign exchange). Worldwide sales for the first six months of 1997 increased 10% compared to the first six months of 1996.

Industry Segments
-----------------                       Six Months Ended June 30,
                            -----------------------------------------------
                                  Net Sales                   % Change
                            --------------------       --------------------
                                1998        1997          1998         1997
                            --------    --------       -------      -------
Pharmaceutical Products       $5,404      $4,724          14 %         12 %
Consumer Medicines               639         677          (6)%         14 %
Medical Devices                  825         890          (7)%         (2)%
Nutritional Products             872         886          (2)%          6 %
Beauty Care Products           1,136         932          22 %         13 %
                            --------    --------
Total Company                 $8,876      $8,109           9 %         10 %
                            ========    ========

Pharmaceutical products segment sales were $5,404, an increase of 14% over the prior year, reflecting a 16% increase due to volume, a 3% decrease due to the effect of foreign exchange and a 1% increase due to changes in selling prices.

Domestic and international sales increased 22% and 5%, respectively. Excluding the unfavorable effect of foreign exchange, international sales increased 12% for the six months. Cardiovascular drug sales of $1,534 increased 9% from the prior year (excluding the effect of foreign exchange, sales increased 13%). PRAVACHOL* and MONOPRIL* sales grew 18% and 29%, respectively. Sales growth for these products was partially offset by a 22% decline in CAPOTEN* sales, due to the loss of its patent exclusivity in certain countries in Europe during 1997. Sales of anti-cancer drugs increased 18% to $1,364 due to strong sales of TAXOL* and PARAPLATIN*, up 25% and 24%, respectively, as well as OTN sales which increased 34%.

Anti-infective drug sales increased 10% to $1,191. Gains were recorded for ZERIT* and VIDEX*, increasing 53% and 7%, respectively, as well as CEFZIL* and MAXIPIME*, up 19% and 28%, respectively. Sales of central nervous system drugs continued to experience growth, increasing 16% to $493. Sales of SERZONE* and BUSPAR* increased 63% and 14%, respectively. GLUCOPHAGE continued its growth, increasing 55% to $419. For the first six months of 1997, sales of the pharmaceutical products segment increased 12% over the prior year primarily as a result of increases in sales of PRAVACHOL*, MONOPRIL*, GLUCOPHAGE, anti-cancer, anti-infective and central nervous system drugs, partially offset by the decline in CAPOTEN* sales.

In the consumer medicines segment, sales decreased 6% to $639, reflecting a 2% decrease due to volume, a 5% decrease due to the effect of foreign exchange and a 1% increase due to changes in selling prices. Domestic sales decreased 13% primarily due to the divestiture of the BAN* brand of anti-perspirants and deodorants, and international sales decreased 1% (an increase of 7% excluding the effect of foreign exchange). Excluding the divestiture of BAN*, consumer medicines sales decreased 2% (an increase of 3% excluding foreign exchange). Sales of EXCEDRIN* increased 23% to $116. For the first six months of 1997, consumer medicines segment sales increased 14% over the prior year, primarily due to the strong performance of analgesics from the UPSA Group.

Sales in the medical devices segment decreased 7% from prior year levels to $825, reflecting a 3% decrease due to volume, a 4% decrease due to the effect of foreign exchange, and no effect from changes in selling prices. Excluding the December 1997 divestiture, domestic sales increased 12% and international sales increased 7% (14% excluding the effect of foreign exchange). Sales of ostomy and wound care products from the Company's ConvaTec subsidiary increased 6% and 10% respectively, excluding foreign exchange. Zimmer sales decreased 14% from prior year levels (11% excluding the effect of foreign exchange rate fluctuations) due to the 1997 divestiture. Knee prosthetic joint replacement and hip replacement sales both increased 1% excluding foreign exchange. For the first six months of 1997, medical devices segment sales decreased 2% from the prior year as decreases in hip and knee replacement sales were offset in part by increases in wound care and ostomy products.

In the nutritional products segment, sales decreased 2% to $872, reflecting a 1% increase due to volume, a 6% decrease due to the effect of foreign exchange and a 3% increase due to changes in selling prices. Domestic sales decreased 1% and international sales decreased 3% (an increase of 13% excluding the effect of foreign exchange). Total infant formula sales decreased 4% (sales remained constant excluding foreign exchange). ENFAMIL*, the Company's largest selling infant formula had sales of $320, a decrease of 8% (5% excluding foreign exchange). Gains were recorded for LACTOFREE*, NUTRAMIGEN* and BOOST*, up 11%, 10% and 25%, respectively. For the first six months of 1997, nutritional products segment sales increased 6% over the prior year, primarily due to increased sales of LACTOFREE*, ENFAPRO* and BOOST*.

Sales in the beauty care products segment increased 22% over the prior year, to $1,136 reflecting a 23% increase due to volume, a 2% increase in selling prices, and a 3% decrease due to the effect of foreign exchange. Both domestic and international sales increased 22%. Sales of hair care products increased 59% due to market growth of the HERBAL ESSENCES* complete line of shampoos and conditioners, which increased 90%, initial sales of the Redmond AUSSIE brand of $50, and introductory sales of DAILY DEFENSE* of $32. Sales of HYDRIENCE* haircolor grew 34% to $46 and introductory sales of REVITALIQUE*, a new permanent haircolor, were $17. For the first six months of 1997, sales in the beauty care products segment increased 13% over the prior year primarily due to increased sales of haircoloring and hair care products.

Cost of Products Sold and Operating Expenses
--------------------------------------------

Total costs and expenses for the six months ended June 30, 1998, as a percentage of sales, decreased to 72.3% from 73.3%. Cost of products sold decreased to 26.6% of sales from 26.8% in 1997 due to increased sales in the higher margin pharmaceutical segment. Expenditures for advertising and promotion in support of new and existing products increased 15% to $1,213 from $1,054 in 1997 and, as a percentage of sales, increased to 13.7% from 13.0% in 1997. This increase is primarily due to increased spending on the Company's promoted pharmaceutical and beauty care products. Marketing, selling, administrative and other expenses increased 1% to $2,082. Research and development expenditures increased 19% to $767 from $647 in 1997. Pharmaceutical research and development spending increased 21% over the prior year, and as a percentage of pharmaceutical sales, was 12.6% compared to 11.9% in the same period of 1997.

Earnings
--------

Earnings before income taxes for the six months increased 13% to $2,456 from $2,165 in 1997. The effective tax rate on earnings before income taxes decreased to 28.3% in 1998 from 28.5% in 1997. Net earnings increased 14% to $1,762 from $1,548. Basic earnings per share increased 14% to $1.77 from $1.55 in 1997 and diluted earnings per share increased 14% to $1.73 from $1.52 in 1997.

Financial Position
------------------

The balance sheet at June 30, 1998 and the statement of cash flows for the six months then ended reflect the Company's strong financial position. The Company continues to maintain a high level of working capital totaling $2.7 billion at June 30, 1998.

Long-Term Debt increased to $1,336 from $1,279 at December 1997 due to the issuance of $100 million principal 2.14% and 1.73% Yen denominated notes due in 2003 and 2005.

Internally generated funds continue to be the Company's primary source for financing expenditures for new plant and equipment. Additions to fixed assets for the six months ended June 30, 1998 were $365 compared to $269 during the same period of 1997.

During the six months ended June 30, 1998, the Company purchased 11.2 million shares of its common stock at a total cost of $1,126. In 1998, 2.4 million shares were issued in connection with an acquisition.

During the second quarter of 1998, the Company sold GEA, a Denmark based generic drug business, and Hexachimie, a fine chemical manufacturer based in France. A pretax gain of $76 million was recorded on these sales. The Company also recorded a provision for restructuring of $76 million before taxes. The restructuring charge primarily relates to the consolidation and closure of plants and facilities as part of the Company's on-going productivity programs.

Reference is made to Part II, Item 1 - Legal Proceedings in which developments are described for various lawsuits, claims and proceedings in which the Company is involved.

                   BRISTOL-MYERS SQUIBB COMPANY
                   PART II - OTHER INFORMATION
                ---------------------------------

Item 1.  Legal Proceedings
--------------------------

Various lawsuits, claims and proceedings of a nature considered normal to its business are pending against the Company and certain of its subsidiaries.
The most significant of these are reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, and material developments in such matters described in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, and below.


Prescription Drug Litigation
----------------------------

As previously reported in the Company's Forms 10-K and 10-Q referred to above, the Company is a defendant in numerous antitrust actions brought by retailers and purported consumer classes against the Company and other pharmaceutical manufacturers, drug wholesalers and pharmacy benefit managers. Most of the retailer cases have been coordinated for pretrial purposes in the United States District Court for the Northern District of Illinois. On May 21,
1998, the Company settled claims asserted by American Drug Stores, Inc., and Eckerd Corp.



Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a) Exhibits (listed by number corresponding to the Exhibit Table of Item 601 in Regulation S-K).


Exhibit Number and Description                                          Page
------------------------------                                        -------

27.  Bristol-Myers Squibb Company Financial Data Schedule.             E-27-1

(b)   Reports on Form 8-K.

The Registrant did not file any reports on Form 8-K during the quarter ended June 30, 1998.

                           SIGNATURES
                       -------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                       BRISTOL-MYERS SQUIBB COMPANY
                                  ---------------------------------------
                                                          (Registrant)





Date:     August 14, 1998         /s/ Harrison M. Bains, Jr.
                                  -----------------------------------
                                       Harrison M. Bains, Jr.
                                  Vice President and Treasurer






Date:     August 14, 1998         /s/ Frederick S. Schiff
                                  -----------------------------------
                                       Frederick S. Schiff
                                  Vice President Financial Operations
                                          and Controller