Form 10-Q
period 1998-09-30
BRISTOL MYERS SQUIBB CO
filed 1998-11-16
CIK 14272

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549


                                FORM 10-Q


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998


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

Yes  [ X ]            No  [   ]



At September 30, 1998, there were 993,571,678 shares outstanding of the Registrant's $.10 par value Common Stock.

                      BRISTOL-MYERS SQUIBB COMPANY


                           INDEX TO FORM 10-Q


                           September 30, 1998



                                                                  Page No.
                                                                -----------
Part I - Financial Information:

  Financial Statements (Unaudited):

  Consolidated Balance Sheet - September 30, 1998
    and December 31, 1997                                            2 - 3

  Consolidated Statement of Earnings and Comprehensive Income for
    the three and nine months ended September 30, 1998 and 1997          4

  Consolidated Statement of Cash Flows for the nine
    months ended September 30, 1998 and 1997                             5

  Management's Discussion and Analysis of Financial
    Condition and Results of Operations                             6 - 14


Part II - Other Information                                        15 - 20

Signatures                                                              21

                   BRISTOL-MYERS SQUIBB COMPANY
               CONSOLIDATED BALANCE SHEET - ASSETS
          (Unaudited, in millions except share amounts)



                                           September 30      December 31,
                                               1998              1997
                                           ------------      ------------

Current Assets:
  Cash and cash equivalents                     $ 1,531           $ 1,456
  Time deposits and marketable
    securities                                      308               338
  Receivables, net of allowances                  3,129             2,973

  Finished goods                                  1,101             1,153
  Work in process                                   241               197
  Raw and packaging materials                       433               449
                                             ----------        ----------
  Inventories                                     1,775             1,799

  Prepaid expenses                                  977             1,170
                                             ----------        ----------
    Total Current Assets                          7,720             7,736
                                             ----------        ----------

Property, Plant and Equipment                     7,221             7,001

Less: Accumulated depreciation                    2,973             2,845
                                             ----------        ----------
                                                  4,248             4,156
                                             ----------        ----------

Insurance Recoverable                               529               619

Excess of cost over net tangible assets
  received in business acquisitions               1,580             1,625

Other Assets                                        848               841
                                             ----------        ----------

  Total Assets                                  $14,925           $14,977
                                             ==========        ==========

                    BRISTOL-MYERS SQUIBB COMPANY
                     CONSOLIDATED BALANCE SHEET -
                  LIABILITIES AND STOCKHOLDERS' EQUITY
             (Unaudited, in millions except share amounts)

                                             September 30,   December 31,
                                                 1998            1997
                                              -----------    ------------
Current Liabilities:
  Short-term borrowings                          $    504        $    543
  Accounts payable                                  1,067           1,017
  Accrued expenses                                  2,117           1,939
  Product liability                                   343             865
  U.S. and foreign income taxes payable               614             668
                                               ----------      ----------
    Total Current Liabilities                       4,645           5,032

Other Liabilities                                   1,419           1,447

Long-Term Debt                                      1,314           1,279
                                               ----------      ----------
    Total Liabilities                               7,378           7,758
                                               ----------      ----------
Stockholders' Equity:
  Preferred stock, $2 convertible series:
    Authorized 10 million shares; issued and
    outstanding 12,112 in 1998 and 12,936 in
    1997, liquidation value of $50 per share            -               -

  Common stock, par value of $.10 per share:
    Authorized 2.25 billion shares; issued
    1,093,589,093 in 1998 and 1,083,253,703
    in 1997                                           109             108

  Capital in excess of par value of stock           1,102             544

  Cumulative translation adjustments                (677)           (533)

  Retained earnings                                12,514          10,950
                                               ----------      ----------
                                                   13,048          11,069
  Less cost of treasury stock - 100,017,415
  common shares in 1998 and 90,069,383 in 1997      5,501           3,850
                                               ----------      ----------
       Total Stockholders' Equity                   7,547           7,219
                                               ----------      ----------
  Total Liabilities and Stockholders' Equity      $14,925         $14,977
                                               ==========      ==========

                          BRISTOL-MYERS SQUIBB COMPANY
                        CONSOLIDATED STATEMENT OF EARNINGS
                            AND COMPREHENSIVE INCOME
           (Unaudited, in millions of dollars except per share amounts)


                                       Three Months Ended    Nine Months Ended
                                          September 30,         September 30,
                                      -------------------   -------------------
                                        1998       1997       1998       1997
EARNINGS                              --------   --------   --------   --------
---------------
Net Sales                               $4,523     $4,151    $13,399    $12,260
                                      --------   --------   --------   --------

   Cost of products sold                 1,191      1,110      3,549      3,285
   Marketing, selling, administrative
      and other                          1,034        949      3,116      3,017
   Advertising and product promotion       554        550      1,767      1,604
   Research and development                398        346      1,165        993
   Provision for restructuring               -          -        201          -
   Gain on sale of businesses                -          -       (201)         -
                                      --------   --------   --------   --------
                                         3,177      2,955      9,597      8,899
                                      --------   --------   --------   --------

Earnings Before Income Taxes             1,346      1,196      3,802      3,361

Provision for income taxes                 380        341      1,074        958
                                      --------   --------   --------   --------

Net Earnings                           $   966    $   855     $2,728     $2,403
                                      ========   ========   ========   ========

Earnings Per Common Share

Basic                                     $.97       $.86      $2.74      $2.41
Diluted                                   $.95       $.84      $2.68      $2.36

Average Common Shares Outstanding (in millions)

Basic                                      995        995        994        997
Diluted                                  1,015      1,021      1,016      1,018


Dividends Per Common Share                $.39       $.38      $1.17      $1.14

COMPREHENSIVE INCOME
--------------------

Net Earnings                              $966       $855     $2,728     $2,403

Other Comprehensive Income:
   Foreign currency translation            (68)       (87)      (155)      (201)
   Tax effect                                6         17         11         38
                                      --------   --------   --------   --------
   Total Other Comprehensive Income        (62)       (70)      (144)      (163)
                                      --------   --------   --------   --------
Comprehensive Income                      $904       $785     $2,584     $2,240
                                      ========   ========   ========   ========

                  BRISTOL-MYERS SQUIBB COMPANY
              CONSOLIDATED STATEMENT OF CASH FLOWS
              (Unaudited, in millions of dollars)

                                                         Nine Months Ended
                                                           September 30,
                                                   ---------------------------
                                                         1998           1997
                                                     ---------      ---------
Cash Flows From Operating Activities:
      Net earnings                                     $ 2,728       $ 2,403
      Depreciation and amortization                        457           409
      Provision for restructuring                          201             0
      Gain on sale of businesses                          (201)            0
      Other operating items                                 27           (10)
      Receivables                                         (262)         (290)
      Inventories                                          (81)         (265)
      Accounts payable                                      89           (41)
      Accrued expenses                                    (242)          (79)
      Product liability                                   (493)         (421)
      Insurance recoverable                                 89           223
      Income taxes                                         468            50
      Other assets and liabilities                        (103)          (96)
                                                      --------      --------
      Net Cash Provided by Operating Activities          2,677         1,883
                                                      --------      --------
Cash Flows From Investing Activities:
      Proceeds from sales of time deposits and
      marketable securities                                225           465
      Purchases of time deposits and marketable
      securities                                          (195)         (266)
      Additions to fixed assets                           (537)         (438)
      Proceeds from sale of business                       413             0
      Acquisition of businesses                            (67)         (170)
      Other, net                                            10            26
                                                      --------      --------
      Net Cash Used in Investing Activities               (151)         (383)
                                                      --------      --------
Cash Flows From Financing Activities:
      Short-term borrowings                                (30)           80
      Long-term debt                                        69           305
      Issuances of common stock under stock plans          129           226
      Purchases of treasury stock                       (1,448)         (971)
      Dividends paid                                    (1,163)       (1,138)
                                                      --------      --------
      Net Cash Used in Financing Activities             (2,443)       (1,498)
                                                      --------      --------

Effect of Exchange Rates on Cash                            (8)          (19)
                                                      --------      --------

Increase / (Decrease) in Cash and Cash Equivalents          75           (17)
Cash and Cash Equivalents at Beginning of Period         1,456         1,681
                                                      --------      --------
Cash and Cash Equivalents at End of Period              $1,531        $1,664
                                                      ========      ========

                     BRISTOL-MYERS SQUIBB COMPANY
                 MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               (in millions, except per share amounts)


Basis of Presentation
---------------------



In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal adjustments) necessary for a fair presentation of the financial position of Bristol-Myers Squibb Company (the "Company") at September 30, 1998 and December 31, 1997, the results of operations for the three and nine months ended September 30, 1998 and 1997, and cash flows for the nine months ended September 30, 1998 and 1997. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company's 1997 Annual Report on Form 10-K.


Third Quarter Results of Operations
-----------------------------------

Sales
------

Worldwide sales for the third quarter of 1998 increased 9% (12% excluding
the effect of foreign exchange) over the prior year to $4,523.   The
consolidated sales growth resulted from a 10% increase due to volume, a 3% decrease due to the effect of foreign exchange and a 2% increase due to changes in selling prices. Domestic sales increased 16% and international sales decreased 2% (an increase of 5% excluding the effect of foreign exchange). Worldwide sales for the third quarter of 1997 increased 11% compared to the third quarter of 1996.

Industry Segments
-----------------                    Three Months Ended September 30,
                            ------------------------------------------------
                                    Net Sales                 % Change
                            -----------------------     --------------------
                               1998           1997        1998         1997
                            -------        -------      ------       -------
Pharmaceutical Products      $2,812         $2,424        16 %          13 %
Consumer Medicines              288            321       (10)%          18 %
Medical Devices                 385            444       (13)%          (3)%
Nutritional Products            441            452        (2)%           6 %
Beauty Care Products            597            510        17 %          13 %
                            -------        -------
Total Company                $4,523         $4,151         9 %          11 %
                            =======        =======

Sales in the pharmaceutical products segment, which is the largest segment at 62% of total company sales, increased 16% (18% excluding foreign exchange) over the third quarter of 1997 to $2,812. Sales growth resulted from a 16% increase in volume, a 2% decrease due to the effect of foreign exchange and a 2% increase in selling prices. Domestic pharmaceutical sales increased 26% and international sales increased 6% excluding foreign exchange.

Sales of cardiovascular drugs, the largest product group in the segment, increased 11% to $775 (13% excluding foreign exchange). Sales of PRAVACHOL*, the Company's largest selling product, increased 11% to $390. Domestic sales of PRAVACHOL* increased 14% to $244 and international sales increased 7% to $146 (11% excluding foreign exchange). In July 1998, additional findings of the Cholesterol and Recurrent Events (CARE) Trial were published in the Journal of the American College of Cardiology. The results of the analysis showed extensive proof of cardiovascular protection in women, the subgroup that was studied, as well as for a broad range of patients. PRAVACHOL* is the only drug of its type indicated to reduce the risk of a heart attack in patients with and without established coronary heart disease. Sales of the anti-hypertensive MONOPRIL*, a second generation angiotensin converting enzyme (ACE) inhibitor with once-a-day dosing, increased 13% to $86. AVAPRO and PLAVIX, recently launched products from the Bristol-Myers Squibb and Sanofi S.A. joint venture, contributed $86 to sales in the third quarter. AVAPRO is an angiotensin II receptor blocker for the treatment of hypertension and PLAVIX is a platelet aggregation inhibitor for the reduction of stroke, heart attack and vascular death in atherosclerotic patients. Sales growth for these cardiovascular products was partially offset by a 21% decline in CAPOTEN* sales due to the loss of patent exclusivity in Europe.

Sales of anti-cancer drugs increased 21% to $774. Sales of TAXOL(r)* (paclitaxel), the Company's leading anti-cancer agent, increased 25% to $304. In September 1998, the FDA approved another company's product, Herceptin(r)**, as a first-line therapy in combination with TAXOL* for treatment of patients with metastatic breast cancer. Also in September, the European Community approved a TAXOL* indication for non-small cell lung cancer. Sales of PARAPLATIN*, an anti-cancer agent used in combination with other chemotherapy agents, increased 25% to $148. Sales in the Oncology Therapeutics Network increased 36% to $171.

Anti-infective drug sales of $589 increased 14% over the prior year.   ZERIT*
and VIDEX*, the Company's two antiretroviral agents, increased 22% to $133 and 17% to $43, respectively. ZERIT* is now the most commonly prescribed thymidine nucleoside reverse transcriptase inhibitor in HIV therapy. Sales of CEFZIL*, used in the treatment of respiratory infections and the treatment of sinusitis, increased 89% to $98, in anticipation of the upcoming flu season. Sales of MAXIPIME*, a fourth generation injectable cephalosporin, were $30, an increase of 29% over the prior year.


* Indicates brand names of products which are registered trademarks owned by the Company.
**  Herceptin is a registered trademark of Genentech Inc.

Central nervous system drug sales of $255 increased 14% over the prior year, primarily as a result of BUSPAR*, an anti-anxiety agent, and SERZONE*, an anti-depressant, which recorded growth of 23% to $138, and 53% to $61, respectively.

GLUCOPHAGE, the leading branded oral medication for the treatment of non-insulin dependent (type 2) diabetes, continued its strong growth rate with sales increasing 33% to $222. In September 1998, results of the United Kingdom Prospective Diabetes Study demonstrated the excellent therapeutic efficacy profile of GLUCOPHAGE in the treatment of type 2 diabetes.

For the third quarter of 1997, sales of the pharmaceutical products segment increased 13% over the third quarter of 1996 to $2,424 as a result of increases in sales of PRAVACHOL*, GLUCOPHAGE, ZERIT*, TAXOL*, BUSPAR*, and PARAPLATIN*, which were partially offset by a decrease in CAPOTEN* sales.

Sales in the consumer medicines segment decreased 1% to $288, excluding the March 1998 divestiture of the Company's BAN* brand of antiperspirants and deodorants. Including the divested business, sales decreased 10% reflecting a 9% decrease in volume, a 3% decrease due to the effect of foreign exchange and a 2% increase due to changes in selling prices. Sales of EXCEDRIN* increased 7% to $58 following clearance by the FDA in January 1998 to market EXCEDRIN* MIGRAINE, the first and only non-prescription medication approved for relief of migraine pain. International consumer medicines sales decreased 2% (an increase of 3% excluding foreign exchange). BUFFERIN* sales of $26 increased 1%, and sales of EFFERALGAN*, an analgesic product from the Company's UPSA group, decreased 2% to $31, both excluding foreign exchange. For the third quarter of 1997, consumer medicines segment sales increased 18% to $321, compared to the third quarter of 1996 due to increased sales of EXCEDRIN* and EFFERALGAN*.

Medical Device sales increased 1% to $385 (5% excluding the effect of foreign exchange) excluding the December 1997 divestiture of Zimmer's arthroscopy and surgical powered instrument business. Including sales of the divested products, sales were 13% below prior year levels, reflecting decreases of 10% due to volume and 3% due to the effect of foreign exchange. Changes in selling prices had no effect on sales for the quarter. ConvaTec's sales increased 3% to $176, excluding the effect of foreign exchange, as sales of wound care and ostomy products increased 6% to $59 and 1% to $112, respectively, excluding foreign exchange. Zimmer sales decreased 22% from prior year levels to $209. Excluding the December 1997 divestiture, Zimmer sales increased 2% (7% excluding the effect of foreign exchange rate fluctuations). The 1998 increase is due primarily to the inclusion of revenue under a distribution agreement with the acquirer of the divested business. Knee prosthetic joint replacement sales decreased 1% to $78 and hip replacement sales decreased 2% to $59, both excluding foreign exchange. For the third quarter of 1997, medical devices segment sales of $444 were 3% below 1996 levels as decreases due to the effect of foreign exchange and changes in selling prices offset increased sales in prosthetic implants, wound care and ostomy products.

Sales in the nutritional products segment decreased 2% from the third quarter of 1997 to $441 (an increase of 3% excluding the effect of foreign exchange), reflecting a 1% increase due to volume, a 5% decrease due to the effect of foreign exchange and a 2% increase in selling prices. The Company's Mead Johnson subsidiary maintains its worldwide leadership position in the infant formula market. Total infant formula sales were $304 for the third quarter of 1998, an increase of 2% from prior year levels. ENFAMIL* increased 3% to $166 (6% excluding foreign exchange) and total special infant formulas
increased 8% to $110.   BOOST* an adult nutritional supplement also
contributed to sales growth, increasing 23% to $24. For the third quarter of 1997, nutritional products segment sales increased 6% to $452 compared to the third quarter of 1996 due to increased sales of NUTRAMIGEN* and LACTOFREE*.

Sales in the beauty care products segment increased 17% over the third quarter of 1997 to $597, reflecting a 19% increase due to volume, a 2% increase due to changes in selling prices and a 4% decrease due to the effect of foreign exchange. Clairol continues to be the number one hair products company in the U.S., increasing its market share to its highest level to date, following the January 1998 acquisition of Redmond Products, Inc. The Redmond AUSSIE brand has added $30 to Beauty Care sales in the quarter. HERBAL ESSENCES*, the number two brand in total hair care and the number two shampoo in the U.S., after only three years in the market, continued its strong growth, increasing 44% to $154. NICE 'N EASY* sales increased 4% to $45 following its recent re-stage. Sales of DAILY DEFENSE*, launched in September 1997, contributed $26 to third quarter sales, and REVITALIQUE*, a new permanent haircolor launched in June 1998, reached sales of $18. For the third quarter of 1997, sales of the beauty care products segment were $510, an increase of 13% over the third quarter of 1996 due to increased sales of HERBAL ESSENCES*, HYDRIENCE* and INFUSIUM 23*.

Cost of Products Sold and Operating Expenses
--------------------------------------------

Total costs and expenses for the quarter ended September 30, 1998, as a percentage of sales, decreased to 70.2% from 71.2%. Cost of products sold decreased to 26.3% of sales from 26.7% in 1997 due to the lower margins of the divested businesses. Expenditures for advertising and promotion in support of new and existing products increased 1% to $554 from $550 in 1997. Marketing, selling, administrative and other expenses increased 9% to $1,034. Research and development expenditures increased 15% to $398 from $346 in 1997. Pharmaceutical research and development spending increased 17% over the prior year, and as a percentage of pharmaceutical sales, was 12.6% in 1998 and 12.3% in 1997.

Earnings
--------


Earnings before income taxes for the third quarter increased 13% to $1,346 from $1,196 in 1997. The effective tax rate on earnings before income taxes decreased to 28.2% in 1998 from 28.5% in 1997. Net earnings increased 13%
to $966 from $855. Basic earnings per share increased 13% to $.97 from $.86 in 1997 and diluted earnings per share increased 13% to $.95 from $.84 in 1997.

Year-To-Date Results of Operations
----------------------------------

Sales
------

Worldwide sales for the first nine months of 1998 increased 9% (13% excluding
the effect of foreign exchange) over the prior year to $13,399.   The
consolidated sales growth resulted from an 11% increase due to volume, a 4% decrease due to the effect of foreign exchange and a 2% increase due to changes in selling prices. Domestic sales increased 15% and international sales increased 2% (10% excluding the effect of foreign exchange). Worldwide sales for the first nine months of 1997 increased 10% compared to the first nine months of 1996.

Industry Segments
-----------------                    Nine Months Ended September 30,
                            -----------------------------------------------
                                  Net Sales                   % Change
                            --------------------       --------------------
                                1998        1997          1998         1997
                            --------    --------       -------      -------
Pharmaceutical Products      $ 8,216     $ 7,148          15 %         13 %
Consumer Medicines               927         999          (7)%         15 %
Medical Devices                1,210       1,334          (9)%         (2)%
Nutritional Products           1,313       1,337          (2)%          6 %
Beauty Care Products           1,733       1,442          20 %         13 %
                            --------    --------
Total Company                $13,399     $12,260           9 %         10 %
                            ========    ========



Pharmaceutical products segment sales were $8,216, an increase of 15% over the prior year, reflecting a 16% increase due to volume, a 3% decrease due to the effect of foreign exchange and a 2% increase due to changes in selling prices.


Domestic and international sales increased 23% and 3%, respectively.
Excluding the unfavorable effect of foreign exchange, international sales increased 10% for the nine months. Cardiovascular drug sales of $2,309 increased 9% from the prior year (excluding the effect of foreign exchange, sales increased 13%). PRAVACHOL* and MONOPRIL* sales grew 16% to $1,196 and 24% to $288, respectively. Initial sales of AVAPRO and PLAVIX reached $71 and $74, respectively. Sales growth for these products was partially offset by a 21% decline in CAPOTEN* sales, due to the loss of its patent exclusivity in certain countries in Europe during 1997. Sales of anti-cancer drugs increased 19% to $2,138 due to strong sales of TAXOL* and PARAPLATIN*, up 25% to $859 and 24% to $401, respectively, as well as OTN sales which increased 35% to $466. Anti-infective drug sales increased 12% to $1,780. Gains were recorded for ZERIT* and VIDEX*, increasing 41% to $390 and 11% to $117, respectively, as well as CEFZIL* and MAXIPIME*, up 36% to $296 and 28% to $88, respectively. Sales of central nervous system drugs continued to experience growth, increasing 15% to $748. Sales of SERZONE* and BUSPAR* increased 60% to $196 and 17% to $368, respectively. GLUCOPHAGE continued its strong growth, increasing 46% to $641. For the first nine months of 1997, sales of the pharmaceutical products segment increased 13% over the prior year primarily as a result of increases in sales of PRAVACHOL*, MONOPRIL*, GLUCOPHAGE, anti-cancer, anti-infective and central nervous system drugs, partially offset by the decline in CAPOTEN* sales.

In the consumer medicines segment, excluding the divestiture of BAN*, consumer medicines sales decreased 2% (an increase of 3% excluding foreign exchange). Including the divested business, sales decreased 7% to $927, reflecting a 4% decrease due to volume, a 4% decrease due to the effect of foreign exchange and a 1% increase due to changes in selling prices. International sales decreased 2% to (an increase of 5% excluding the effect of foreign exchange). Sales of EXCEDRIN* increased 17% to $174. For the first nine months of 1997, consumer medicines segment sales increased 15% over the prior year, primarily due to the strong performance of analgesics from the UPSA Group.

Sales in the medical devices segment decreased 9% from prior year levels to $1,210, reflecting a 6% decrease due to volume, a 3% decrease due to the effect of foreign exchange, and no effect from changes in selling prices. Excluding the December 1997 divestiture of Zimmer's arthroscopy and surgical powered instrument business, domestic sales increased 9% and international sales increased 5% (12% excluding the effect of foreign exchange). Sales of ostomy and wound care products from the Company's ConvaTec subsidiary increased 4% to $332 and 9% to $172 respectively, excluding foreign exchange. Zimmer sales decreased 17% from prior year levels (14% excluding the effect of foreign exchange rate fluctuations) due to the 1997 divestiture. Knee prosthetic joint replacement sales increased 1% to $250 and hip replacement sales remained at prior year levels at $191, excluding foreign exchange. For the first nine months of 1997, medical devices segment sales decreased 2% from the prior year levels as decreases due to the effect of foreign exchange offset increased sales in prosthetic implants, wound care and ostomy products.

In the nutritional products segment, sales decreased 2% to $1,313, reflecting a 1% increase due to volume, a 6% decrease due to the effect of foreign exchange and a 3% increase due to changes in selling prices. Domestic sales increased 2% and international sales decreased 7% (an increase of 7% excluding the effect of foreign exchange). Total infant formula sales decreased 2% to $899 (sales increased 2% excluding foreign exchange). ENFAMIL*, the Company's largest selling infant formula had sales of $486, a decrease of 4% (2% excluding foreign exchange). Gains were recorded for LACTOFREE*, NUTRAMIGEN* and BOOST*, up 9% to $86, 8% to $89 and 24% to $65, respectively. For the first nine months of 1997, nutritional products segment sales increased 6% over the prior year, primarily due to increased sales of LACTOFREE*, ENFAPRO* and BOOST*.

Sales in the beauty care products segment increased 20% over the prior year, to $1,733 reflecting a 22% increase due to volume, a 2% increase in selling prices, and a 4% decrease due to the effect of foreign exchange. Domestic sales increased 22% and international sales increased 17%. Sales of hair care products increased 49% to $877 due to strong growth of the HERBAL ESSENCES* complete line of shampoos and conditioners, which increased 70% to $419, initial sales of the Redmond AUSSIE* brand of $81, and introductory sales of DAILY DEFENSE* of $58. Sales of HYDRIENCE* haircolor grew 20% to $73 and introductory sales of REVITALIQUE*, a new permanent haircolor, were $34. For the first nine months of 1997, sales in the beauty care products segment increased 13% over the prior year primarily due to increased sales of HERBAL ESSENCES*, HYDRIENCE* and INFUSIUM 23*.

Cost of Products Sold and Operating Expenses
--------------------------------------------

Total costs and expenses for the nine months ended September 30, 1998, as a percentage of sales, decreased to 71.6% from 72.6%. Cost of products sold decreased to 26.5% of sales from 26.8% in 1997 primarily due to the lower margin of divested businesses. Expenditures for advertising and promotion in support of new and existing products increased 10% to $1,767 from $1,604 in 1997. This increase is primarily due to increased spending on the Company's promoted pharmaceutical and beauty care products. Marketing, selling, administrative and other expenses increased 3% to $3,116. Research and development expenditures increased 17% to $1,165 from $993 in 1997. Pharmaceutical research and development spending increased 19% over the prior year, and as a percentage of pharmaceutical sales, was 12.6% compared to 11.9% in the same period of 1997.

Earnings
--------

Earnings before income taxes for the nine months increased 13% to $3,802 from $3,361 in 1997. The effective tax rate on earnings before income taxes decreased to 28.3% in 1998 from 28.5% in 1997. Net earnings increased 14% to $2,728 from $2,403. Basic earnings per share increased 14% to $2.74 from $2.41 in 1997 and diluted earnings per share increased 14% to $2.68 from $2.36 in 1997.

Financial Position
------------------

The balance sheet at September 30, 1998 and the statement of cash flows for the nine months then ended reflect the Company's strong financial position. The Company continues to maintain a high level of working capital increasing to $3.1 billion at September 30, 1998, from $2.7 billion at December 31, 1997.

Long-Term Debt increased to $1,314 from $1,279 at December 1997 due to the issuance, in February 1998, of $100 million principal 2.14% and 1.73% Yen denominated notes due in 2003 and 2005.

Internally generated funds continue to be the Company's primary source for financing expenditures for new plant and equipment. Additions to fixed assets for the nine months ended September 30, 1998 were $537 compared to $438 during the same period of 1997.

During the nine months ended September 30, 1998, the Company purchased 14.2 million shares of its common stock at a total cost of $1,448. In 1998, 2.4 million shares were issued in connection with an acquisition.

YEAR 2000
---------

As described in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, the Company has reviewed its information systems for YEAR 2000 compliance. The YEAR 2000 problem arises because many computer systems use only two digits to represent the year. These programs may not process dates beyond 1999, which may cause miscalculations or system failures.

The Company has a comprehensive compliance program to assess the YEAR 2000 problem in the processing of data in the Company's information technology ("IT"), and non-IT systems, including manufacturing, and research and development systems. With regard to information technology systems, this program has been implemented, and the assessment as well as the required corrective actions is substantially complete. With regard to the critical manufacturing, and research and development systems, the assessment has been completed, with corrective actions to be substantially completed by mid-year 1999.

In connection with this compliance program, the Company has also asked critically important vendors, customers, suppliers, governmental regulatory authorities, and financial institutions whose incomplete or untimely resolution of the YEAR 2000 problem could potentially have a significant impact on the Company's operations to assess their YEAR 2000 readiness. This assessment will be substantially completed by the end of 1998.

Contingency plans are being prepared, where necessary, to minimize any significant exposures from the failures of these third parties to be YEAR 2000 compliant. These plans will be substantially completed by mid-year 1999, and include development of backup procedures, identification of alternate suppliers, and possible increases in inventory levels.

The Company does not expect the YEAR 2000 problem, as well as the cost of the compliance program, to have a material impact on the results of operations, financial condition or cash flows. However, there can be no absolute assurance that third parties will convert their systems in a timely manner and in a way that is compatible with the Company's systems.

Euro Conversion
---------------

On January 1, 1999, certain members of the European Union are scheduled to establish fixed conversion rates between their existing currencies and the European Union's common currency, known as the Euro. The transition period for the introduction of the Euro will be between January 1, 1999 and January 1, 2002. It is planned that by July 1, 2002, the participating countries will withdraw all currencies and exclusively use the Euro.

The Company has committed resources to conduct assessments and to take corrective actions to ensure the Company is prepared for the introduction of the Euro. The Company is currently evaluating methods to address the many areas involved with the introduction of the Euro, including information management, finance, legal, and tax. This review includes the conversion of information technology business and financial systems, evaluating currency risk and the effect on the company's financial instruments, as well as the impact concerning the pricing and the distribution of our products.

The Company believes the effect of the introduction of the Euro, as well as any related cost of conversion, will not have a material impact on the results of operations, financial condition and cash flows.

Recently Issued Accounting Standard
-----------------------------------

In June 1998, the Financial Accounting Standards Board issued Statement
No. 133, "Accounting for Derivative Instruments and Hedging Activities" which requires that companies recognize all derivatives as either assets or liabilities in the balance sheet and measure these instruments at fair value. The Company is required to adopt this Statement by the first quarter of 2000 and is currently assessing the effect of the new standard.


Reference is made to Part II, Item 1 - Legal Proceedings in which developments are described for various lawsuits, claims and proceedings in which the Company is involved.

                      BRISTOL-MYERS SQUIBB COMPANY
                      PART II - OTHER INFORMATION
                      ----------------------------

Item 1.  Legal Proceedings
--------------------------

Various lawsuits, claims and proceedings of a nature considered normal to its business are pending against the Company and certain of its subsidiaries.
The most significant of these are reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, and material developments in such matters are described in the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 1998 and June 30, 1998, and below.

Breast Implant Product Liability Litigation and Prescription Drug Litigation - Additional Litigation Reserves
-------------------------------

As previously reported in the Company's Form 10-K for the fiscal year referred to above, the Company, together with its subsidiary Medical Engineering Corporation (MEC) and certain other companies, has been named as a defendant in a number of claims and lawsuits alleging damages for personal injuries of various types resulting from polyurethane-covered silicone breast implants and smooth-walled silicone breast implants formerly manufactured by MEC or a related company.

Also, as previously reported in the Company's Form 10-K and 10-Q Reports referred to above, the Company is a defendant in a number of actions against the Company, other pharmaceutical manufacturers, drug wholesalers and pharmacy benefit managers, in various federal and state courts, brought by certain chain drugstores, supermarket chains, independent drugstores and consumers, suing either individually or as representatives of classes of retail pharmacies or consumers. These cases all seek treble damages and injunctive relief on account of alleged antitrust violations in the pricing and marketing of brand name prescription drugs.

For breast implants, the litigation has now reached a point where substantial information is known about its size and scope. In the fourth quarter of 1998 a number of events are expected to have conjoined to permit the Company to make a reasoned projection of the overall financial impact on the Company of breast implant product liability litigation. The Revised Settlement Program pending before Federal Judge Sam C. Pointer, Jr. (see below) has progressed to a point where substantial information is now known about the nature of the claims of persons participating in the Program. In recent months, more knowledge has been acquired about the nature of the claims of persons opting out of the Revised Settlement Program and into the court system (see below). Accordingly, the Company now believes it can estimate within reasonable range the financial impact of this litigation on the Company, and it expects to take in the fourth quarter of 1998 an additional special charge to earnings in the range of $700 to $800 million before taxes and to increase insurance receivables in the approximate amount of $100 million leaving a net charge to earnings in the range of $375 to $435 million after taxes in respect of breast implant product liability. The Company does not expect any additional special charge in the future in respect of this loss contingency.

As to the prescription drug litigation, as previously reported, the Company, along with most other defendant pharmaceutical companies, entered into a settlement of the national retailer class action pending before Federal Judge Charles P. Kocoras (see below), which is now on trial as to remaining pharmaceutical company defendants and others. In addition, the Company has also entered into settlements with certain retailer class members who opted out of the national class action, and is vigorously defending its position in court as to other opt-out retailers. The Company is also defending state cases asserting so-called consumer antitrust claims based on the same or similar theories of antitrust liability. In light of the foregoing, the Company expects to take in the fourth quarter of 1998, a special charge to earnings, in respect of prescription drug litigation in the approximate amount of $100 million, or approximately $60 million after taxes.

More details with respect to these matters are as follows:

Breast Implant Litigation
-------------------------

Of the more than 90,000 claims or potential claims against the Company in direct lawsuits or through registration in the national class action Revised Settlement Program, most have been dealt with through the Revised Settlement, other settlements, or trial. It is expected that as of January 1, 1999, the Company's contingent liability in respect of breast implant claims will be limited to residual unpaid Revised Settlement Program obligations and to roughly 6,000 remaining opt-outs who have pursued or may pursue their claims in court. As of October 9, 1998, approximately 15,750 U.S. and 1,300 foreign breast implant recipients were still at least technically plaintiffs in lawsuits pending in federal and state courts in the U.S. and in certain courts in Canada and Australia. In these lawsuits, about 10,400 U.S. and 380 foreign plaintiffs have opted out of the Revised Settlement. The lawsuits of the 5,350 U.S. plaintiffs who have not opted out are expected to be dismissed since these plaintiffs are among the estimated 74,000 women with MEC implants who have chosen to participate in the nationwide settlement. Of the remaining opt-out plaintiffs, some have claims based upon products which were not manufactured and sold by MEC; many others have claims that are in the process of being settled. Under the terms of the Revised Settlement Program, additional opt-outs are expected to be minimal since the deadline for U.S. class members to opt out has passed. In addition, the Company's remaining obligations under the Revised Settlement Program are limited because most payments to "Current Claimants" (see below) have already been made, no additional "Current Claims" may be filed without court approval, and because payments of claims to so-called "Other Registrants" and "Late Registrants" are limited by the terms of the Revised Settlement Program. The Company believes it will be able to address remaining opt-out claims as well as expected remaining obligations under the Revised Settlement Program within its existing reserves as augmented by the expected fourth quarter 1998 special charge to earnings referred to above.

Breast implants were manufactured by several companies, including MEC, which the Company acquired in 1982. Until 1991, MEC manufactured two types of breast implants, polyurethane-covered silicone breast implants and smooth-walled silicone breast implants. In these lawsuits, plaintiffs typically contend that silicone in breast implants causes systemic disease and/or local complications. Some plaintiffs with polyurethane-covered silicone breast implants contend that the polyurethane component causes injury, including cancer. Most of the disease claims involve non-specific complaints such as chronic fatigue, aches and pains and other symptoms that commonly affect the population at large. Many women claim local complications such as rupture, hardening or contracture, and disfigurement or scarring.
The plaintiffs typically seek compensatory damages for alleged medical conditions and emotional distress as well as punitive damages. The defendants have based their defense in part on the lack of credible scientific evidence that breast implants cause disease. Many large scale epidemiological studies have found no connection between breast implants and alleged diseases. Defendants also contend that warnings set forth in the product literature adequately advised physicians and surgeons of the risks of local complications.

The Company is a participant in the national class action Revised Settlement Program approved on December 22, 1995, by the Honorable Sam C. Pointer, Jr., Chief Judge of the United States District Court for the Northern District of Alabama (Lindsey, et al., v. Dow Corning, et al., CV-94-P-11558-S), before whom all federal breast implant cases were consolidated for pretrial purposes. The Revised Settlement arises out of the class action settlement originally approved by the Court on September 1, 1994. All appeals from the Order approving the Revised Settlement have been dismissed. On January 16, 1996, the Company, Baxter Healthcare Corporation and Baxter International (collectively, Baxter), and Minnesota, Mining and Manufacturing Company (3M) (hereinafter, the Settling Defendants) each paid $125 million into a court-established fund as an initial reserve to pay claims under the Revised Settlement. The Company has made and will make additional contributions to the court-established fund. The fifteen-year Revised Settlement Program provides benefits to those U.S. breast implant recipients who have had at least one breast implant manufactured by one of the Settling Defendants
(or their related companies). Several kinds of benefits are available for eligible participants with breast implants made by companies affiliated with Bristol-Myers Squibb, Baxter and 3M: (1) for Current Claimants, compensation generally ranging from $10,000 to $50,000 based on disease and disability definitions of the original settlement, plus supplemental benefits of an additional $15,000 to $50,000 for claimants with ruptured implants; (2) for Current Claimants seeking higher benefits and for Other and Late Registrants, compensation ranging from $75,000 to $250,000 based on more stringent disease and disability definitions (Long-Term Benefits); and (3) although the Settling Defendants are not recommending removal of implants absent some specific medical reason, a $3,000 payment for those class members (other than Late Registrants) who seek removal of implants. Current Claimants are eligible for an advance payment of $5,000, and Other Registrants are eligible for an advance payment of $1,000. Other Registrants who receive their $1,000 advance payment by June 15, 1999, will be eligible for an additional $2,500 payment if they relinquish their rights to further benefits under the Revised Settlement and provide a full release of their breast implant claims. For Current Claimants, benefits are payable regardless of the number of claimants seeking compensation, and regardless of the total dollar value of approved claims. For Other and Late Registrants, benefits are subject to an aggregate $755 million limit for all participating companies over the fifteen-year life of the Program. The Company's aggregate limit for such benefits is $400 million. In the event the dollar value of the claims subject to the limit were to exceed this amount, claimants may be afforded additional opt-out rights but without the right to assert punitive or other statutory multiple damage claims. The Company's obligations to make payments under the Revised Settlement are not affected by the number of class members electing to opt out of the settlement or the number of class members making claims under it except to the extent of the above-mentioned dollar limits.

In addition to individual suits and the Lindsey class action, the Company continues as a defendant, together with other defendants, in two other class action proceedings. On April 11, 1996, a class action on behalf of all women in the Canadian province of British Columbia was certified in the provincial court of British Columbia on the single issue of whether silicone gel breast implants are reasonably fit for their intended purpose (Harrington v. Dow Corning Corporation, et al., Supreme Court, British Columbia, C954330).
Also, there is an action pending on behalf of children allegedly exposed to silicone in utero and through breast milk (Feuer, et al., v. McGhan, et al., U.S.D.C., E. Dist. NY, 93-0146), which has not been certified as a class action, and which names all breast implant manufacturers as defendants and seeks to establish a medical monitoring fund.

The Company entered into several other settlements of breast implant related claims. In July of 1995, the Company entered into a $20.5 million (U.S. funds) class action settlement with plaintiff representatives in the provinces of Ontario and Quebec. The class includes persons who have or had MEC breast implants and who reside in Ontario and Quebec or who received their MEC implants there. The settlement, which had minimal opt-outs, has been approved by the provincial courts of Ontario and Quebec. In May of 1996, the Company, together with other Settling Defendants in the Revised Settlement Program, entered into a $50 million settlement of claims asserted by certain health insurers based upon payments made or benefits provided by insurers and represented health plans to participating registrants that allegedly involve or relate to silicone gel breast implants. The Company has contributed $22.5 million to this settlement, which extinguishes the potential claims of the majority of the U.S. commercial and non-governmental health care insurer market against both the defendants and settlement class members. In November 1996, the benefits of the Revised Settlement were extended, with certain modifications, to foreign breast implant recipients. Pursuant to this settlement, the Settling Defendants paid (on an equal basis) an aggregate of $25 million into a court-approved settlement fund as an initial reserve for payment of foreign claims.

The Company's insurers were notified of the breast implant claims and the Revised Settlement, and a number reserved their rights or declined coverage. The Company reached settlement with many of these insurers in connection with coverage litigation filed by it in state court in Texas. Certain proceedings remain involving some insurers. In 1993, the Company offset its breast implant product liability special charges by $1.0 billion of expected insurance proceeds (recorded as Insurance Recoverable). The Company now believes that it will obtain additional amounts of insurance proceeds above that amount and expects to record an additional Insurance Recoverable in the fourth quarter of 1998 of approximately $100 million.

While there have been a few large judgments, defendants have won more trials than they have lost, and since 1992 the Company's trial experience has been favorable. The Company has maintained throughout this litigation that breast implants do not cause disease and medical and scientific data support the Company's position. The Company's view has found support in the trial courts. So far, courts in seven states have ruled to exclude the testimony of plaintiffs' experts concerning a causal link between silicone gel breast implants and systemic illness on the ground that it fails to satisfy standards for reliability under current U.S. Supreme Court guidelines. A science panel appointed by Judge Pointer is in the process of reviewing the scientific literature regarding any relationship between breast implants and disease, and is expected to report its findings in 1998. The Company intends to dispose of the claims of remaining opt-outs by continuing to implement its plan to settle cases at values it deems acceptable, and to wage a vigorous defense, including taking cases to trial, of those cases that do not settle at such values.

In the fourth quarter of 1993, the Company recorded a charge of $500 million before taxes ($310 million after taxes) in respect of breast implant cases. The charge consisted of $1.5 billion for potential liabilities and expenses, offset by $1.0 billion of expected insurance proceeds. In the fourth quarters of 1994 and 1995, the Company recorded additional special charges of $750 million before taxes ($488 million after taxes) and $950 million before taxes ($590 million after taxes), respectively, related to breast implant product liability claims. Those reserves are now expected to be augmented by the fourth quarter 1998 charge to earnings described above.

Prescription Drug Litigation
----------------------------

The Company, without admitting any wrongdoing, previously reached an amended agreement to settle the national class action brought against the Company, other pharmaceutical manufacturers, drug wholesalers and pharmacy benefit managers by certain chain drugstores, supermarket chains and independent drugstores and consolidated in the United States District Court for the Northern District of Illinois, before Federal Judge Charles P. Kocoras. That settlement has become final. Settlements have also been reached with some of the opt-out retailers who brought federal antitrust claims and settlement negotiations have been conducted with others. Cases brought by retail pharmacies in state court under state law alleging similar grounds are proceeding in Alabama, California and Mississippi, while settlements have been reached by the Company of such cases brought in Minnesota and Wisconsin. The Company and almost all of the other pharmaceutical manufacturers named as defendants in cases brought as class actions on behalf of consumers in Arizona, the District of Columbia, Florida, Kansas, Maine, Michigan, Minnesota, New York, North Carolina, Tennessee and Wisconsin, have entered into settlements of those actions, which have received final approvals in Arizona, Michigan, New York and Wisconsin, and are subject to court approval in each remaining state. On July 30, 1998, a class action on behalf of consumers was brought in Tennessee against the Company and other pharmaceutical manufacturers which sought state recoveries in Tennessee, as well as in Alabama, Arizona, Florida, Kansas, Maine, Michigan, Minnesota, New Mexico, North Carolina, North Dakota, South Dakota, West Virginia and Wisconsin. Based on recent activity, the Company expects to take the charge against earnings referred to above in respect of prescription drug litigation. The Company will continue to defend vigorously its position in this ongoing litigation, considering settlement of some or all of the remaining cases only where the cost of litigation and any associated litigation risk make this a practical and sensible course.


Item 6.  Exhibits and Reports on Form 8-K
------------------------------------------

(a) Exhibits (listed by number corresponding to the Exhibit Table of Item 601 in Regulation S-K).


Exhibit Number and Description                                        Page
------------------------------                                      -------

3b.  Bylaws of Bristol-Myers Squibb Company, as amended,
       effective November 3, 1998.                                   E- 3-1

27.  Bristol-Myers Squibb Company Financial Data Schedule.           E-27-1

99.  Additional Exhibit.                                             E-99-1



(b)   Reports on Form 8-K.

The Registrant did not file any reports on Form 8-K during the quarter ended September 30, 1998.

                              SIGNATURES
                              ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                          BRISTOL-MYERS SQUIBB COMPANY
                                         ---------------------------------
                                                  (Registrant)





Date:     November 16, 1998                /s/ Harrison M. Bains, Jr.
                                         ---------------------------------
                                          Harrison M. Bains, Jr.
                                          Vice President and Treasurer






Date:     November 16, 1998                /s/ Frederick S. Schiff
                                         ---------------------------------
                                          Frederick S. Schiff
                                          Vice President Financial Operations
                                               and Controller