Form 10-K
period 1998-12-31
BRISTOL MYERS SQUIBB CO
filed 1999-03-30
CIK 14272

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

             [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended December 31, 1998

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

The aggregate market value of voting stock held by non-affiliates of the registrant as of February 28, 1999 was $124,844,900,316. At February 28, 1999, there were 1,985,569,810 shares of common stock outstanding.

                    Documents incorporated by reference

Proxy Statement for Annual Meeting of Stockholders on May 4, 1999.    Part III

                                PART I
                                ------




Item 1.BUSINESS.

DESCRIPTION OF BRISTOL-MYERS SQUIBB COMPANY
-------------------------------------------

General:
--------

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

BUSINESS SEGMENTS
-----------------

Reference is made to Note 4 Acquisitions and Divestitures and Note 13 Segment Information in the Notes to Consolidated Financial Statements included in
Part II, Item 8 of this Form 10-K Annual Report.


DESCRIPTION OF SEGMENTS
-----------------------

MEDICINES:
----------

This segment includes sales of pharmaceuticals, mainly cardiovascular, anti-cancer, anti-infective and central nervous system drugs, and consumer medicines, mainly analgesics.

                             1998          1997           1996
                           ------       -------        -------
Cardiovascular             $3,210        $2,905         $2,816
Anti-cancer                 2,925         2,420          1,971
Anti-infective              2,412         2,235          1,856
Central nervous system      1,099           955            760
Analgesics                    722           739            718
Other                       2,205         1,957          1,727
                           ------       -------        -------
Total Segment             $12,573       $11,211         $9,848
                           ------       -------        -------

The principal products in this segment are:

Cardiovascular:
---------------

PRAVACHOL*           pravastatin sodium, an HMG Co-A reductase inhibitor.
                     Patents expire in the U.S. in October 2005 and in international markets from 2000 through 2010.

CAPOTEN*/CAPOZIDE*   captopril, an angiotensin converting enzyme (ACE)
                     inhibitor. Patents have expired in the U.S. and in all significant international markets.

MONOPRIL*            fosinopril sodium, a second-generation ACE inhibitor with
                     convenient once-a-day dosing. U.S. patent expires in December 2002 and in international markets from 2001 through 2008.

PLAVIX clopidogrel, a platelet inhibitor, co-developed and jointly marketed with Sanofi S.A.

AVAPRO irbesartan, an angiotensin II receptor antagonist, co-developed and jointly marketed with Sanofi S.A.

SOTACOR* sotalol, a beta blocker with unique antiarrhythmic qualities

QUESTRAN*            cholestyramine, a cholesterol-reducing agent

CORGARD*/CORZIDE*    nadolol, a once-a-day beta blocker used in the treatment
                     of hypertension and angina pectoris

Anti-cancer:
------------

TAXOL*(R)            paclitaxel, used in the treatment of refractory ovarian
                     cancer, the second-line treatment of AIDS-related
                     Kaposi's sarcoma, and in treatment of breast cancer after failure of combination chemotherapy for metastatic disease or relapse within six months of adjuvant chemotherapy. Three hour infusion method of administration patent expiring from 2012 through 2013.
                     Hatch-Waxman exclusivity for first line ovarian cancer expires April 2001.

PARAPLATIN*          carboplatin, a chemotherapeutic agent used in the
                     treatment of ovarian cancer. Patent expires in the U.S.
                     in April 2004 and in France in June 2000.

PLATINOL*            cisplatin, used in the treatment of ovarian, testicular
                     and advanced bladder cancer

VEPESID* etoposide, used in the treatment of small-cell lung cancer and refractory testicular cancer


* Indicates brand names of products which are registered trademarks owned by the Company.

IFEX* ifosfamide, injectable alkylating agent used as third-line therapy of germ cell testicular cancer

Anti-infective:
---------------

ZERIT* stavudine, used in the treatment of persons with advanced HIV disease. Patent expires in the U.S. in June 2008 and internationally from 2007 through 2008.

CEFZIL* cefprozil, an oral cephalosporin used in the treatment of respiratory infections and sinusitis

DURICEF*             cefadroxil, an oral cephalosporin.  U.S. patent expires
                     March 2002.

VIDEX* didanosine, an antiretroviral drug used in the treatment of adult and pediatric patients with advanced human immunodeficiency virus (HIV) infection. Patent expires in the U.S. in August 2006 and internationally from 2006 through 2009.

MAXIPIME*            cefepime, a fourth generation injectable cephalosporin


VELOSEF*             cephradine, an oral cephalosporin

AMIKIN*              amikacin, an aminoglycoside

AZACTAM*             aztreonam, a monobactam antibiotic

Central nervous system:
-----------------------

BUSPAR* buspirone, a novel anti-anxiety agent that effectively relieves persistent anxiety with or without accompanying depressive symptoms. U.S. anxiolytic use patent expires in May 2000. Other international patents expire in May 1999.

SERZONE* nefazodone, an antidepressant treatment which offers a low incidence of side-effects. Patent expires in the U.S. in March 2003 and internationally from 2002 through 2010.

STADOL NS*           butorphanol NS, a prescription nasal spray analgesic.
                     U.S. patent expires August 2001.

Analgesics:
-----------

EXCEDRIN*            an analgesic with acetaminophen and caffeine

EFFERALGAN*          an analgesic which uses effervescent technology

BUFFERIN*            an analgesic with buffered aspirin

Other:
------

GLUCOPHAGE           metformin, an oral anti-diabetes agent for type 2
                     non-insulin-dependent diabetes. Hatch-Waxman exclusivity expires in March 2000.

DOVONEX* calcipotriene, a vitamin D3 analog for the treatment of moderate psoriasis

ESTRACE*             stradiol, a low-dose estrogen replacement therapy

KERI* a line of moisturizing body lotions and shower and bath oils

COMTREX*             a multi-symptom cold reliever


BEAUTY CARE:
------------

This segment includes sales of haircoloring and hair care preparations and other beauty care products.

                         1998          1997          1996
                      --------      --------      --------
Hair care              $1,179        $  794        $  586
Haircolor                 894           841           812
Other                     232           260           265
                      --------      --------      --------
Total Segment          $2,305        $1,895        $1,663
                      --------      --------      --------



The principal products in this segment are:

NICE 'N EASY*         haircolorings
MISS CLAIROL*
HYDRIENCE*
NATURAL INSTINCTS*
ULTRESS*
LOVING CARE*
REVITALIQUE*

HERBAL ESSENCES*      complete lines of shampoos and conditioners
AUSSIE*
INFUSIUM 23*
DAILY DEFENSE*

SYSTEME BIOLAGE*      professional hair care products sold
MATRIX ESSENTIALS*    exclusively in beauty salons
VITAL NUTRIENTS*
VAVOOM*

MUM*                  anti-perspirants and deodorants


SEA BREEZE*           skin care products


NUTRITIONALS:
-------------

This segment includes sales of infant formulas and other nutritional products.

                             1998          1997         1996
                          --------      --------     --------
Infant formulas            $1,203        $1,219       $1,201
Other                         556           574          493
                          --------      --------     --------
Total Segment              $1,759        $1,793       $1,694
                          --------      --------     --------


The principal products in this segment are:

ENFAMIL*/ENFALAC*     infant formula products
PROSOBEE*
NUTRAMIGEN*
LACTOFREE*

ENFAPRO*              follow-up formula products for older babies
NEXT STEP*
ALACTA NF*
ENFAGROW*

SUSTAGEN*             nutritional supplements and specialties
CHOCO MILK*
ISOCAL*
SUSTACAL*
NUTRAMENT*
BOOST*

PLUSSSZ*              vitamins
POLY-VI-SOL*
POLY-VI-FLOR*
NATALINS*

MEDICAL DEVICES:
----------------

This segment includes sales of orthopaedic implants, ostomy and wound care products and other medical devices.



                             1998         1997        1996
                          --------     --------    --------
Orthopaedic implants       $  596       $  615      $  644
Ostomy                        464          451         452
Other                         587          736         764
                          --------     --------    --------
Total Segment              $1,647       $1,802      $1,860
                          --------     --------    --------


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


PATENTS, TRADEMARKS AND LICENSES
--------------------------------

The Company owns or is licensed under a number of patents in the United States and foreign countries covering products, principally in the medicines and medical devices segments, and has also developed many brand names and trademarks for products in each industry segment. The Company considers the overall protection of its patent, trademark and license rights to be of material value and acts to protect these rights from infringement. The Company believes that no single patent or license is of material importance in relation to the business as a whole.

COMPETITION, DISTRIBUTION AND CUSTOMERS
---------------------------------------

The markets in which Bristol-Myers Squibb competes are generally broad based, heavily competitive and include many competitors. The principal means of competition utilized to market the products of Bristol-Myers Squibb include quality, service, price and product performance. The pharmaceutical products of the medicines segment and the products of the medical devices segment are promoted on a national and international basis in medical journals and directly to the medical profession. The Company is also utilizing direct-to-consumer advertising for a number of its pharmaceutical products. Most of the other products of Bristol-Myers Squibb are generally advertised and promoted on a national and international basis through the use of television, radio, print media, consumer offers, and window and in-store displays. Bristol-Myers Squibb's products are principally sold to the wholesale and retail trade both nationally and internationally. Certain products of the medicines and medical devices segments are also sold to other drug manufacturers, hospitals and the medical profession. None of the segments is dependent upon a single customer, or a few customers, such that the loss of any one or more would have a material adverse effect on the segment.


RESEARCH AND DEVELOPMENT
------------------------

Research and development is essential to Bristol-Myers Squibb's businesses, particularly to the Medicines Segment. Management continues to emphasize leadership, innovation and productivity as strategies for success in the Research Institute. Pharmaceutical research and development is carried out by the Bristol-Myers Squibb Pharmaceutical Research Institute which has major facilities in Princeton, Hopewell and New Brunswick, New Jersey; and Wallingford, Connecticut. Pharmaceutical research and development is also carried out at various other facilities in the United States and in Belgium, France, Italy, Japan, and the United Kingdom.

Bristol-Myers Squibb spent $1,577 million in 1998, $1,385 million in 1997 and $1,276 million in 1996 on Company sponsored research and development activities. Pharmaceutical research and development spending, as a percentage of pharmaceutical sales, was 12.4% in 1998 compared to 12.0% in 1997 and 12.3% in 1996.


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



EMPLOYEES
---------

Bristol-Myers Squibb employed approximately 54,700 people at December 31, 1998.


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


Item 2.   PROPERTIES.

Bristol-Myers Squibb's world headquarters is located at 345 Park Avenue, New York, New York, where it leases approximately 635,500 square feet of floor space, approximately 301,800 square feet of which is sublet to others. The headquarters for the Company's segments are as follows: Medicines world headquarters is located in Princeton, New Jersey; Beauty Care in Stamford, Connecticut; Nutritionals in Evansville, Indiana; and Medical Devices in Warsaw, Indiana and Skillman, New Jersey.

Bristol-Myers Squibb manufactures products at forty-three major worldwide locations with an aggregate floor space of approximately 12,950,000 square feet. Forty-one facilities are owned by Bristol-Myers Squibb and two are leased. The following table illustrates the segment and geographic location of the Company's significant manufacturing facilities.

                                         Beauty                Medical
                              Medicines   Care   Nutritionals  Devices   Total
                              ---------  ------  ------------  -------   -----
United States                        8       2            2         3       15
Europe, Mid East and Africa          9       1            1         1       12
Other Western Hemisphere             7       1            2         -       10
Pacific                              5       -            1         -        6
                                  ----    ----         ----      ----     ----
Total                               29       4            6         4       43
                                  ----    ----         ----      ----     ----



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

The Company, together with its subsidiary, Medical Engineering Corporation
(MEC), and certain other companies, has been named as a defendant in a number of claims and lawsuits alleging damages for personal injuries of various types resulting from breast implants formerly manufactured by MEC or a related company. Of the more than 90,000 claims or potential claims against the Company in direct lawsuits or through registration in the national class action Revised Settlement Program (described below), most have been dealt with through the Revised Settlement, other settlements, or trial. As of January 1, 1999, the Company's contingent liability in respect of breast implant claims was limited to residual unpaid Revised Settlement Program obligations and to roughly 6,000 remaining opt-outs who have pursued or may pursue their claims in court.

As of December 31, 1998, approximately 15,000 United States and 1,300 foreign breast implant recipients were plaintiffs in lawsuits pending in federal and state courts in the United States and in certain courts in Canada and Australia. These figures include the claims of plaintiffs that are in the process of being settled and/or dismissed. In these lawsuits, about 10,200 U.S. and 400 foreign plaintiffs opted out of the Revised Settlement. The lawsuits of the 4,800 U.S. plaintiffs who did not opt out are expected to be dismissed since these plaintiffs are among the estimated 74,000 women with MEC implants who chose to participate in the nationwide settlement. Of the remaining opt-out plaintiffs, some have claims based upon products that were not manufactured and sold by MEC; many others have claims that are in the process of being settled. Under the terms of the Revised Settlement Program, additional opt-outs are expected to be minimal since the deadline for U.S. class members to opt out has passed. In addition, the Company's remaining obligations under the Revised Settlement Program are limited because most payments to "Current Claimants" (see below) have already been made, no additional "Current Claims" may be filed without court approval, and payments of claims to so-called "Other Registrants" and "Late Registrants" are limited by the terms of the Revised Settlement Program. The Company believes it will be able to address remaining opt-out claims as well as expected remaining obligations under the Revised Settlement Program within its reserves described below.

Breast implants were manufactured by several companies, including MEC, which the Company acquired in 1982. Until 1991, MEC manufactured two types of breast implants, polyurethane-covered silicone breast implants and smooth-walled silicone breast implants. In these lawsuits, plaintiffs typically contend that silicone in breast implants causes systemic disease and/or local complications. Some plaintiffs with polyurethane-covered silicone breast implants contend that the polyurethane component causes injury, including cancer. Most of the disease claims involve non-specific complaints such as chronic fatigue, aches and pains and other symptoms that commonly affect the population at large. Many women claim local complications such as rupture, hardening or contracture, and disfigurement or scarring. The plaintiffs typically seek compensatory damages for alleged medical conditions and emotional distress as well as punitive damages. The defendants have based their defense in part on the lack of credible scientific evidence that breast implants cause disease. Many large scale epidemiological studies have found no connection between breast implants and the alleged diseases. Defendants also contend that warnings set forth in the product literature adequately advised physicians and surgeons of the risks of local complications.

The Company is a participant in the national class action Revised Settlement Program approved on December 22, 1995, by the Honorable Sam C. Pointer, Jr., Chief Judge of the United States District Court for the Northern District of Alabama (Lindsey, et al., v. Dow Corning, et al., CV-94-P-11558-S), before whom all federal breast implant cases were consolidated for pretrial purposes. The Revised Settlement arises out of the class action settlement approved by the Court on September 1, 1994. All appeals from the Order approving the Revised Settlement have been dismissed. On January 16, 1996, the Company, Baxter Healthcare Corporation and Baxter International (collectively, Baxter), and Minnesota, Mining and Manufacturing Company (3M) (hereinafter, the Settling Defendants) each paid $125 million into a court-established fund as an initial reserve to pay claims under the Revised Settlement. The Company has made and will make additional contributions to the court-established fund.

The fifteen-year Revised Settlement provides benefits to those U.S. breast implant recipients who have had at least one breast implant manufactured by one of the Settling Defendants (or their related companies). Several kinds of benefits are available for eligible participants with breast implants made by companies affiliated with the Company, Baxter and 3M: (1) for Current Claimants, compensation generally ranging from $10,000 to $50,000 based on disease and disability definitions of the original settlement, plus supplemental benefits of an additional $15,000 to $50,000 for claimants with ruptured implants; (2) for Current Claimants seeking higher benefits and for Other and Late Registrants, compensation ranging from $75,000 to $250,000 based on more stringent disease and disability definitions (Long-Term Benefits); and (3) although the Settling Defendants are not recommending removal of implants absent some specific medical reason, a $3,000 payment for those class members (other than Late Registrants) who seek removal of implants. Current Claimants are eligible for an advance payment of $5,000, and Other Registrants are eligible for an advance payment of $1,000. Other Registrants who receive their $1,000 advance payment by June 15, 1999, are eligible for an additional $2,500 payment if they relinquish their rights to further benefits under the Revised Settlement and provide a full release of their breast implant claims. For Current Claimants, benefits are payable regardless of the number of claimants seeking compensation, and regardless of the total dollar value of approved claims. For Other and Late Registrants, benefits are subject to an aggregate $725 million limit for the three Settling Defendants over the fifteen-year life of the program. The Company's individual aggregate limit for such benefits is $400 million. In the event the dollar value of the claims subject to the limit were to exceed this amount, claimants may be afforded additional opt-out rights but without the right to assert punitive or other statutory multiple damage claims. The Company's obligations to make payments under the Revised Settlement are not affected by the number of class members electing to opt out of the settlement or the number of class members making claims under it except to the extent of the above-mentioned dollar limits.

In addition to individual suits and the Lindsey class action, the Company continues as a defendant, together with other defendants, in two other class action proceedings. On April 11, 1996, a class action on behalf of all women in the Canadian province of British Columbia was certified in the provincial court of British Columbia on the single issue of whether silicone gel breast implants are reasonably fit for their intended purpose (Harrington v. Dow Corning Corporation et al., Supreme Court, British Columbia, C954330). Also, there is an action pending on behalf of children allegedly exposed to silicone in utero and through breast milk (Feuer, et al., v. McGhan, et al., U.S.D.C., E.D.N.Y., 93-0146), which has not been certified as a class action, and which names all breast implant manufacturers as defendants and seeks to establish a medical monitoring fund.

The Company entered into several other settlements of breast implant-related claims. In July of 1995, the Company entered into a $20.5 million
(U.S. funds) class action settlement with plaintiff representatives in the provinces of Ontario and Quebec. The class includes persons who have or had MEC breast implants and who reside in Ontario and Quebec or who received their MEC implants there. The settlement, which had minimal opt-outs, has been approved by the provincial courts of Ontario and Quebec. In May of 1996, the Company, together with other Settling Defendants in the Revised Settlement Program, entered into a $50 million settlement of claims asserted by certain health insurers based upon payments made or benefits provided by insurers and represented health plans to participating registrants that allegedly involve or relate to silicone gel breast implants. The Company has contributed $22.5 million to the settlement, which extinguishes the potential claims of the majority of the U.S. commercial and non-governmental health care insurer market against both the defendants and settlement class members. In November 1996, the benefits of the Revised Settlement were extended, with certain modifications, to foreign breast implant recipients. Pursuant to this settlement, the Settling Defendants paid (on an equal basis) an aggregate of $25 million into a court-approved settlement fund as an initial reserve for payment of foreign claims.

The Company's insurers were notified of the breast implant claims and the Revised Settlement, and a number reserved their rights or declined coverage. The Company reached settlement with many of these insurers in connection with coverage litigation filed by it in state court in Texas. In 1993, the Company offset its breast implant product liability special charges by $1.0 billion of expected insurance proceeds (recorded as Insurance Recoverable). The Company now believes that it will obtain additional amounts of insurance proceeds above that amount and has recorded an additional Insurance Recoverable in the fourth quarter of 1998 of approximately $100 million.

While there have been a few large judgments, defendants have won more trials than they have lost, and the Company's trial experience has been mostly favorable. The Company has maintained throughout this litigation that breast implants do not cause disease, and medical and scientific data support the Company's position. The Company's view has found support in the trial courts. Courts in several states have ruled to exclude the testimony of plaintiffs' experts concerning a causal link between silicone gel breast implants and systemic illness on the ground that it fails to satisfy standards for reliability under current U.S. Supreme Court guidelines. A national science panel of four independent experts appointed by Judge Pointer has recently issued its unanimous report, based on a comprehensive review of the medical and scientific literature, that there is no evidence linking silicone breast implants and systemic disease. The Company intends to dispose of the claims of remaining opt-outs by continuing to implement its plan to settle cases at values it deems acceptable, and to wage a vigorous defense, including taking cases to trial, of those cases that do not settle at such values.

In the fourth quarter of 1993, the Company recorded a charge of $500 million before taxes ($310 million after taxes) in respect of breast implant cases. The charge consisted of $1.5 billion for potential liabilities and expenses, offset by $1.0 billion of expected insurance proceeds. In the fourth quarters of 1994 and 1995, the Company recorded additional special charges of $750 million before taxes ($488 million after taxes) and $950 million before taxes ($590 million after taxes), respectively, related to breast implant product liability claims. In the fourth quarter of 1998, the Company recorded an additional special charge to earnings in the amount of $800 million before taxes and increased its insurance receivable in the amount of $100 million, resulting in a net charge to earnings of $433 million after taxes in respect of breast implant product liability claims.

Infant Formula Matters
----------------------

The Company, one of its subsidiaries, and others have been defendants in a number of antitrust actions in various states filed on behalf of purported statewide classes of indirect purchasers of infant formula products and by the Attorneys General of Louisiana, Minnesota and Mississippi, alleging a price fixing conspiracy and other violations of state antitrust or deceptive trade practice laws and seeking penalties and other relief. The Company has resolved all of these cases, except for a private action in Louisiana. On November 6, 1997, the court in Louisiana dismissed the plaintiffs' case. The plaintiffs appealed the dismissal to the United States Court of Appeals for the Fifth Circuit. The Company believes that this action is without merit and that its ultimate disposition will not have a material adverse effect on the Company's results of operations, liquidity or consolidated financial position.

Prescription Drug Litigation
----------------------------

As of December 31, 1998, the Company is a defendant in over 100 actions brought against the Company and more than 30 other pharmaceutical manufacturers, drug wholesalers and pharmacy benefit managers in various federal district courts by certain chain drugstores, supermarket chains and independent drugstores, suing individually. These cases, which have been coordinated for pretrial purposes in the United States District Court for the Northern District of Illinois, seek treble damages and injunctive relief on account of an alleged antitrust conspiracy concerning the pricing and marketing of brand name prescription drugs in violation of the Sherman Act and also assert claims of unlawful price discrimination under the Robinson-Patman Act. The Company and a number of other pharmaceutical manufacturers previously settled a class action case brought against it and other pharmaceutical manufacturers and wholesalers that made similar claims under the Sherman Act and has also settled claims brought by some of the in dividual plaintiffs who opted out of the retailer class action. On August 4, 1998, the court denied motions made in the individual retailer cases by manufacturer defendants, including the Company, for partial summary judgment dismissing the plaintiffs' Sherman Act damage claims to the extent based on purchases from wholesalers that occurred more than four years prior to November 20, 1997, when the court permitted those plaintiffs to amend their complaints to name wholesalers as defendants. On December 15, 1998, the United States Court of Appeals for the Seventh Circuit declined to accept an interlocutory appeal from the ruling denying partial summary judgment. A trial in the class action case against the manufacturer and wholesaler defendants who had not settled the class action commenced on September 14, 1998, and ended on November 30, 1998, when the court granted the defendants' motion for a directed verdict. The class plaintiffs have appealed from that ruling. Cases brought by retail pharmacies in state court under state law alleging similar grounds are pending in Alabama, California and Mississippi. Settlements of cases brought as class actions in state court on behalf of consumers in those states have received final approval in Arizona, the District of Columbia, Florida, Kansas, Maine, Michigan, Minnesota, New York, North Carolina and Wisconsin; settlements of such cases are subject to final court approval in California and Tennessee. A purported class action on behalf of consumers in Alabama and eight other states that was brought in state court in Alabama against the Company and other pharmaceutical manufacturers remains pending; on December 29, 1998, activity in that case was stayed pending resolution of certain appeals, including an appeal in the Alabama retailer case, by the Supreme Court of Alabama. On June 16, 1998, a purported class action on behalf of consumers in Tennessee and 12 other states was filed in state court in Tennessee against the Company and other pharmaceutical manufacturers. On July 6, 1998, a class consisting of consumers in Tennessee and the other states was conditionally certified, without notice to the defendants. By order dated November 13, 1998, the court in that action denied the defendants' motion to vacate the conditional class certification and also stayed all further proceedings pending further order of the court. On March 9, 1999, a purported class action on behalf of consumers in North Dakota was brought in state court in North Dakota against the Company and other pharmaceutical manufacturers. In the fourth quarter of 1998, the Company recorded a special charge to earnings in the amount of $100 million before taxes ($62 million after taxes) in respect of prescription drug litigation.

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


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART IA
-------

EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------
The following are the executive corporate officers and the other executive officers of the Registrant:


                                  Positions and Offices Presently
 Name                     Age     Held with the Registrant
------                    ---     -------------------------------

Charles A. Heimbold, Jr.   65     Chairman of the Board, Chief Executive
                                  Officer and Director

Hamed M. Adbou, Ph.D.      58     President, Technical Operations, Worldwide
                                  Medicines Group

Harrison M. Bains, Jr.     55     Treasurer and Vice President, Corporate Staff

Alice C. Brennan           46     Secretary, Head of the Office of Corporate
                                  Conduct and Vice President, Corporate Staff

Peter R. Dolan             43     Senior Vice President, Strategy and
                                  Organizational Effectiveness, Corporate Staff

Donald J. Hayden, Jr.      43     President, Worldwide Medicines Group and
                                  Senior Vice President, Corporate Staff

George P. Kooluris         54     Senior Vice President, Corporate Development,
                                  Corporate Staff

Richard J. Lane            48     President, U.S. Medicines and Global
                                  Marketing

John L. McGoldrick         58     President, Medical Devices Group and General
                                  Counsel and Senior Vice President,
                                  Corporate Staff

Michael F. Mee             56     Chief Financial Officer and Senior Vice
                                  President, Corporate Staff

Christine A. Poon          46     President, International Medicines

Peter S. Ringrose, Ph.D.   53     President, Bristol-Myers Squibb
                                  Pharmaceutical Research Institute

Stephen I. Sadove          47     President, Worldwide Beauty Care and
                                  Nutritionals and Senior Vice President,
                                  Corporate Staff

Frederick S. Schiff        51     Controller and Vice President, Financial
                                  Operations, Corporate Staff

John L. Skule              55     Senior Vice President, Corporate and
                                  Environmental Affairs, Corporate Staff

Charles G. Tharp, Ph.D.    47     Senior Vice President, Human Resources,
                                  Corporate Staff

Kenneth E. Weg             60     Executive Vice President and Director



Persons who hold titles as elected corporate officers of the Registrant were last elected or reelected to the office held at the general election of officers by the Registrant's Board of Directors on May 5, 1998. Officers of the Registrant serve in such capacity at the pleasure of the Board of Directors of the Registrant.

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

HARRISON M. BAINS, JR. - Mr. Bains has been Treasurer and Vice President, Corporate Staff of the Registrant since 1988.

ALICE C. BRENNAN - Ms. Brennan has been Secretary and Vice President, Corporate Staff of the Registrant since 1994 and Head of the Office of Corporate Conduct since 1997.

PETER R. DOLAN - From 1993 to 1995, President, Bristol-Myers Products, a division of the Registrant, from 1995 to 1996, President, Mead Johnson Nutritional Group, a division of the Registrant, from 1996 to 1997, President, Nutritionals and Medical Devices Group, a division of the Registrant and from 1997 to 1998, President, Pharmaceutical Group - Europe, a division of the Registrant. Mr. Dolan has been Senior Vice President, Strategy and Organizational Effectiveness, Corporate Staff of the Registrant since 1998.

DONALD J. HAYDEN, JR. - From 1993 to 1994, Vice President & General Manager, Bristol-Myers Oncology Division, Specialty Pharmaceuticals, a division of the Registrant, in 1994, Vice President & General Manager, Bristol-Myers Oncology Division, a division of the Registrant, from 1994 to 1995, Vice President & General Manager, Bristol-Myers Oncology/Immunology Division, a division of the Registrant, in 1995, President Oncology & Immunology, a division of the Registrant, from 1995 to 1997, Senior Vice President, Worldwide Franchise Management and Business Development, a division of the Registrant, in 1997, President, Intercontinental Pharmaceutical Group and Senior Vice President, Worldwide Business Development, Worldwide Medicines Group, a division of the Registrant and from 1997 to 1998, President, Intercontinental, Worldwide Medicines Group, a division of the Registrant. Mr. Hayden has been President, Worldwide Medicines Group, a division of the Registrant, and Senior Vice President, Corporate Staff since 1998.

GEORGE P. KOOLURIS - Mr. Kooluris has been Senior Vice President, Corporate Development, Corporate Staff of the Registrant since 1994.


RICHARD J. LANE - From 1993 to 1994, President, Human Health - U.S.,
Merck Co., Inc., in 1994, President, Human Health N.A., Merck & Co., Inc., a pharmaceutical company, from 1994 to 1995, consultant Schering-Plough Corporation, a pharmaceutical company, in 1995, Senior Vice President Marketing Operations, Sandoz Pharmaceuticals, a pharmaceutical, nutritionals and chemicals company, from 1995 to 1997, Senior Vice President Marketing, U.S. Pharmaceuticals, a division of the Registrant, in 1997, President, U.S. Primary Care, a division of the Registrant and from 1997 to 1998, President, U.S. Pharmaceuticals, a division of the Registrant. Mr. Lane has been President, U.S. Medicines and Global Marketing, a division of the Registrant since 1998.

JOHN L. McGOLDRICK - From 1974 to 1994, Partner, McCarter & English, 1995 to 1997, General Counsel and Senior Vice President, Corporate Staff of the Registrant and from 1997 to 1998, General Counsel and Senior Vice President, Law and Strategic Planning, Corporate Staff of the Registrant. Mr. McGoldrick has been General Counsel and Senior Vice President, Corporate Staff of the Registrant and President, Medical Devices Group, a division of the Registrant since 1998.

MICHAEL F. MEE - Mr. Mee has been Chief Financial Officer and Senior Vice President, Corporate Staff of the Registrant since 1994.

CHRISTINE A. POON - From 1994 to 1995, President & General Manager - Canada, Pharmaceutical Group - Intercontinental, a division of the Registrant, in 1995, Vice President OPS-Planning - Intercontinental & President, Canada, a division of the Registrant, from 1995 to 1996, Vice President, Northern Region Latin America, Intercontinental, a division of the Registrant, from 1996 to 1997, Senior Vice President, Intercontinental Northern Region & Canada, a division of the Registrant, in 1997, President, Latin America and Canada, Worldwide Pharmaceutical Group, a division of the Registrant and from 1997 to 1998, President, Medical Devices Group, a division of the Registrant. Ms. Poon has been President, International Medicines, a division of the Registrant since 1998.

PETER S. RINGROSE, Ph.D. - From 1992 to 1994, Senior Vice President, Medicinal Research & Development, Europe and from 1994 to 1996, Senior Vice President, Worldwide Discovery and Medicinal Research & Development, Europe of Pfizer Inc., a health care company. Dr. Ringrose has been President, Bristol-Myers Squibb Pharmaceutical Research Institute, a division of the Registrant since 1997.

STEPHEN I. SADOVE - From 1991 to 1994, President, Clairol Incorporated, a division of the Registrant, from 1994 to 1996, President, Worldwide Clairol, a division of the Registrant, and from 1996 to 1997, President, Worldwide Beauty Care, a division of the Registrant. Mr. Sadove has been President, Worldwide Beauty Care and Nutritionals, a division of the Registrant since 1997 and Senior Vice President, Corporate Staff of the Registrant since 1998.

FREDERICK S. SCHIFF - From 1990 to 1997, Controller and Vice President, Corporate Staff of the Registrant. Mr. Schiff has been Controller and Vice President, Financial Operations, Corporate Staff of the Registrant since 1997.

JOHN L. SKULE - From 1993 to 1997, Vice President, Public Affairs, Corporate Staff of the Registrant. Mr. Skule has been Senior Vice President, Corporate and Environmental Affairs, Corporate Staff of the Registrant since 1998.

CHARLES G. THARP, Ph.D. - Dr. Tharp has been Senior Vice President, Human Resources, Corporate Staff of the Registrant since 1993.

KENNETH E. WEG - From 1993 to 1996, President, Bristol-Myers Squibb Pharmaceutical Group, a division of the Registrant, and from 1997 to 1998, President, Worldwide Medicines Group, a division of the Registrant. Mr. Weg has been director and Executive Vice President of the Registrant since 1995 and a member of the Office of the Chairman since 1998.


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

                         PART II
                         -------

Item 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS.


MARKET PRICES
-------------

Bristol-Myers Squibb common and preferred stocks are traded on the New York Stock Exchange and the Pacific Exchange, Inc. (symbol: BMY). A quarterly summary of the high and low market prices is presented below:

                                 1998                          1997
                       -------------------------     -------------------------
                          High            Low            High           Low
                       ----------    -----------     -----------    ----------
Common:

First Quarter           $54  1/4      $44  29/32       $34   5/8     $26   5/8
Second Quarter           59  7/32      49  19/32        42   7/8      28   5/8
Third Quarter            62  29/32     48  15/16        44  5/16      35   1/2
Fourth Quarter           66  29/32     46  1/8          49  3/32      40

Preferred:

The Company's preferred stock traded at a high of $906 and a low of $906 during the first quarter of 1998. During the second, third and fourth quarters of 1998, and all four quarters of 1997, there were no trades of the Company's preferred stock.


HOLDERS OF COMMON STOCK
-----------------------

The approximate number of record holders of common stock at December 31, 1998 was 121,840.

The number of record holders is based upon the actual number of holders registered on the books of Bristol-Myers Squibb at such date and does not include holders of shares in "street names" or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

DIVIDENDS
---------

Dividend payments per share in 1998 and 1997 were:

                              Common                         Preferred
                     ------------------------       -------------------------
                        1998          1997              1998           1997
                     ---------    -----------       ----------      ---------
First Quarter        $  .19 1/2      $ .19              $ .50          $ .50
Second Quarter          .19 1/2        .19                .50            .50
Third Quarter           .19 1/2        .19                .50            .50
Fourth Quarter          .19 1/2        .19                .50            .50
                     ----------   -----------       ----------      ---------
Year                 $  .78          $ .76              $2.00          $2.00
                     ==========   ===========       ==========      =========

In December 1998, the Board of Directors of the Company declared a quarterly dividend of $.21 1/2 per share on the common stock of the Company, payable on February 1, 1999 to shareholders of record as of January 8, 1999, and will be paid on a pre-split basis. The 1999 indicated annual payment of $.86 per share represents the twenty-seventh consecutive year that the Company has raised the dividend on its common stock.

Item 6.   SELECTED FINANCIAL DATA.

FIVE-YEAR FINANCIAL SUMMARY
OPERATING RESULTS
---------------------------
(in millions, except per share amounts)

                               1998      1997      1996      1995      1994
                           --------  --------  --------  --------  --------
Net Sales                   $18,284   $16,701   $15,065   $13,767   $11,984
                           --------  --------  --------  --------  --------
Expenses:
Cost of products sold         4,856     4,464     3,965     3,637     3,122
Marketing, selling and
  administrative              4,418     4,173     3,925     3,670     3,166
Advertising and product
  promotion                   2,312     2,241     1,946     1,646     1,367
Research and development      1,577     1,385     1,276     1,199     1,108
Other(*)                        853       (44)      (60)    1,213       666
                           --------  --------  --------  --------  --------
                             14,016    12,219    11,052    11,365     9,429
                           --------  --------  --------  --------  --------

Earnings Before Income
   Taxes(*)                   4,268     4,482     4,013     2,402     2,555

Provision for income taxes    1,127     1,277     1,163       590       713
                           --------  --------  --------  --------  --------

Net Earnings(*)             $ 3,141   $ 3,205   $ 2,850   $ 1,812   $ 1,842
                           ========  ========  ========  ========  ========

Dividends paid on common
  and preferred stock       $ 1,551   $ 1,515   $ 1,507   $ 1,495   $ 1,485
Earnings per
  common share - Basic(*)      1.58      1.61      1.42       .89       .91
Earnings per
  common share - Diluted(*)    1.55      1.57      1.40       .89       .90

Dividends per common share      .78       .76       .75       .74       .73


(*) Includes a gain on the sale of a business of $201 million before taxes, $125 million after taxes, in 1998; and $225 million before taxes, $140 million after taxes, in 1997. Includes a special charge for prescription drug pricing litigation of $100 million before taxes, $62 million after taxes, or $.03 per common share, basic and diluted, in 1998. Includes a special charge for pending and future product liability claims of $700 million before taxes, $433 million after taxes, or $.22 per common share, basic, and $.21 per common share, diluted, in 1998; $950 million before taxes, $590 million after taxes, or $.29 per common share, basic and diluted in 1995; and $750 million before taxes, $488 million after taxes, or $.24 per common share, basic and diluted in 1994. Includes a provision for restructuring of $201 million before taxes, $125 million after taxes, in 1998; $225 million before taxes, $140 million after taxes, in 1997; and $310 million before taxes, $198 million after taxes, in 1995.

Item 6.  SELECTED FINANCIAL DATA. (Con't.)

FIVE-YEAR FINANCIAL SUMMARY
FINANCIAL POSITION AT DECEMBER 31
---------------------------------
(in millions, except per share amounts)

                               1998      1997      1996       1995       1994
                           --------  --------  --------   --------   --------

Current assets              $ 8,782   $ 7,736   $ 7,528    $ 7,018    $ 6,710
Property, plant and
   equipment                  4,429     4,156     3,964      3,760      3,666

Total assets                 16,272    14,977    14,685     13,929     12,910

Current liabilities           5,791     5,032     5,050      4,806      4,274
Long-term debt                1,364     1,279       966        635        644
Total liabilities             8,696     7,758     8,115      8,107      7,206

Stockholders' equity        $ 7,576   $ 7,219   $ 6,570    $ 5,822    $ 5,704

Average common shares
  outstanding - Basic         1,987     1,992     2,007      2,024      2,035

Average common shares
  outstanding - Diluted       2,031     2,042     2,035      2,032      2,039



Reference is made to Note 4 Acquisitions and Divestitures, Note 8 Property, Plant and Equipment and Note 16 Contingencies, appearing in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K Annual Report.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Summary

In 1998, Bristol-Myers Squibb achieved record levels of sales, with all four of the Company's business segments reporting sales increases, excluding the effects of foreign exchange and divestitures. Worldwide sales grew to $18.3 billion, a 9% increase over 1997. Domestic sales, which represent 61% of worldwide sales, increased 15% to $11.1 billion, while international sales increased 2% to $7.2 billion. Sales growth resulted from a 10% increase due to volume and a 2% increase from changes in selling prices. Exchange rate fluctuations had an unfavorable effect of 3% on worldwide sales and 7% on international sales, primarily due to Asian and Latin American currencies.

In 1998, the Company's most important products, most of which experienced double-digit sales increases on a worldwide basis, made significant contributions to the Company's sales growth. Two products, PRAVACHOL* and TAXOL*(R) (paclitaxel), exceeded $1 billion in sales for 1998. An additional seven products exceeded over a half billion dollars in annual sales. By the end of 1998, Bristol-Myers Squibb had 64 product lines with more than $50 million in annual sales, 36 of which had more than $100 million in annual sales.

Earnings before income taxes, excluding the 1998 special charge, increased 13% to $5.1 billion in 1998. Net earnings, on this basis, increased 13% to $3.6 billion; basic and diluted earnings per share increased 14% to $1.83 and $1.79, respectively. Net earnings and diluted earnings per share, excluding special charges, have both increased at a compound annual growth rate of 10% over the past five years.

Bristol-Myers Squibb's financial position remains strong. At December 31, 1998, the Company held $2.5 billion in cash, time deposits and marketable securities. Cash provided by operating activities reached an all time high of $4.1 billion. Returns to shareholders included dividend distributions of $1.6 billion and treasury stock repurchases of $1.6 billion. Dividends per common share were $.78 in 1998, increasing from $.76 per share paid in 1997. The Company's payout ratio was 43%, 47% and 53% of net income in 1998, 1997 and 1996, respectively, excluding the 1998 special charge. In December 1998, the Company announced another dividend increase, the 27th consecutive year that dividends have increased. The 1999 indicated annual payment is $.86 per share, a 10% increase over 1998. Bristol-Myers Squibb's strong financial position is evidenced further by its triple-A credit rating from both Moody's and Standard & Poor's, making Bristol-Myers Squibb one of only eight U.S. industrial companies with this distinction.

Bristol-Myers Squibb's priorities over the past five years have been focused on growth, productivity and a dynamic operating culture. In 1997, the Company established a long-term strategic objective to be the number one company in earnings per share growth year after year within its competitive universe.
To help achieve this objective, the Company is making strategic investments behind a number of high priority projects. During the year, progress was made in a number of areas in these projects, including:

    * All goals for pharmaceutical research and development were exceeded. Eleven major regulatory approvals were obtained and nine major dossiers were filed during the year.
    * PRAVACHOL*, a cholesterol-lowering agent, was shown to provide additional cardiovascular benefits in addition to the established reduction in deaths from coronary heart disease and the risk of heart attacks.
    * TAXOL*, the Company's leading anti-cancer agent, received a new indication in combination with cisplatin for first-line ovarian cancer.
    * GLUCOPHAGE, the leading branded oral medication for treatment of non-insulin-dependent (type 2) diabetes, was shown to have an excellent therapeutic efficacy profile in the treatment of type 2 diabetes and is the leader in the U.S. Oral Anti-diabetic market.
    * HERBAL ESSENCES* became number two in the U.S. shampoo/conditioner category after only three years on the market.
    * The Company's productivity for growth program contributed more than $600 million in incremental benefits.


Total equity market capitalization was $133 billion as of December 31, 1998, a 42% increase over last year. 1997 equity market capitalization was $94 billion, an increase of 72% over 1996. Total return to stockholders, share price appreciation together with reinvested dividends, was 43.0% for 1998, 77.0% for 1997 and 32.1% for 1996. The 1998 return compares favorably to the 28.6% return of the Standard & Poor's 500 Index.


On December 1, 1998, the Company's Board of Directors declared a two-for-one stock split of the common stock of the Company, effective February 1999.
This is the second stock split in the past two years. The Board of Directors also recommended that an amendment be considered for stockholder approval at the annual meeting of stockholders to increase the number of authorized shares of common stock from 2.25 billion to 4.5 billion. All share and per share information presented herein has been adjusted for the effect of the stock split.

Net Sales and Earnings

Worldwide sales increased 9% in 1998 to $18.3 billion, compared with increases of 11% and 9% in 1997 and 1996, respectively. The consolidated sales growth resulted from a 10% increase due to volume, a 3% decrease due to foreign exchange rate fluctuations and a 2% increase due to changes in selling prices. In 1997, the 11% increase in sales reflected a 14% increase due to volume, a 3% decrease due to foreign exchange rate fluctuations and no changes overall from pricing activity. In 1996, the 9% increase in sales reflected an 11% increase due to volume, a 2% decrease due to foreign exchange rate fluctuations and no changes overall from pricing activity. Domestic sales increased 15% in 1998, 14% in 1997 and 10% in 1996, while international sales increased 2% in 1998 (9% excluding foreign exchange), 7% in 1997 (15% excluding foreign exchange) and 9% in 1996 (13% excluding foreign exchange).
In general, the businesses of the Company's industry segments are not seasonal.

As described in Notes 2 and 16 to the financial statements, the Company has determined the final cost of its breast implant product liability (related to a previously discontinued business of a subsidiary) and the cost of litigation for prescription drug pricing cases. Accordingly, in the fourth quarter of 1998, the Company recorded a special charge of $800 million before taxes, $495 million after taxes, or $.24 per diluted share, to augment the reserve for breast implant liability and for the prescription drug pricing litigation, offset by expected insurance recoveries. The breast implant component of the charge is $700 million before taxes ($800 million of liability offset by insurance receivables of $100 million), and the prescription drug pricing component is $100 million before taxes. As a result of the special charge, 1998 net earnings were $3,141 million, basic earnings per share were $1.58 and diluted earnings per share were $1.55.

Net earnings, excluding the special charge, were $3,636 million, a 13% increase over the prior year. Basic earnings per share were $1.83 and diluted earnings per share were $1.79, both increasing 14% over 1997. In 1997, net earnings of $3,205 million increased 12% from $2,850 million in 1996. Basic and diluted earnings per share of $1.61 and $1.57, respectively, increased 13% and 12%, from $1.42 and $1.40, respectively, in 1996. Net earnings margins, excluding the special charge, increased to 19.9% in 1998 from 19.2% in 1997 and 18.9% in 1996.

The effective income tax rate on earnings before income taxes was 28.3% in 1998, excluding the special charge, compared to 28.5% and 29.0% in 1997 and 1996, respectively. The effective income tax rate has decreased since 1996 due to increased income in lower tax rate jurisdictions.

As described in Note 4 to the financial statements, in 1998 the Company completed the acquisition of Redmond Products, Inc., a leading hair care manufacturer in the United States. The Company also, in 1998, acquired Phytoervas, a line of premium retail hair care products in Brazil, and Dong-A Biotech Co., Ltd., a marketer and distributor of pharmaceutical products in South Korea. In 1997, the Company acquired Abeefe S.A., Peru's largest pharmaceutical manufacturer and marketer. The Company also, in 1997, acquired CHOCO MILK*, Mexico's leading milk-based nutritional supplement, and SAL DE UVAS PICOT*, a leading effervescent antacid product in Mexico.
In 1996, the Company acquired Pharmavit, one of Hungary's leading manufacturers of over-the-counter medicines, nutritional products and generic pharmaceuticals. The Company also, in 1996, acquired Argentia S.A., one of Argentina's largest manufacturers and marketers of ethical pharmaceuticals, and completed the acquisition of Oncology Therapeutics Network, a specialty distributor of anti-cancer medicines and related products.

As described in Note 4 to the financial statements, in the first quarter of 1998, the Company divested its BAN brand of anti-perspirants and deodorants. In the second quarter of 1998, the Company divested A/S GEA, a Denmark-based generic drug business, and Hexachimie, a specialty chemical manufacturer based in France. In the fourth quarter of 1997, the Company divested Linvatec Corporation, its arthroscopy and surgical powered instrument business.
These divestitures resulted in gains before taxes of $201 million in 1998 and $225 million in 1997.

The Company recorded restructuring charges of $201 million in 1998 and $225 million in 1997. These restructuring charges consist primarily of asset write-downs and employee-related costs related to the consolidation and closure of plants and facilities.


Expenses

Total costs and expenses as a percentage of sales, excluding the special charge, were 72.3% in 1998 compared with 73.2% in 1997 and 73.4% in 1996.

As a percentage of sales, cost of products sold remained relatively unchanged at 26.6% in 1998 compared to 26.7% in 1997. In 1997, cost of products sold as a percentage of sales increased to 26.7% from 26.3% in 1996, principally due to incremental lower margin Oncology Therapeutics Network sales, partially offset by increased sales of higher margin promoted pharmaceutical products.

Following a 15% increase in advertising and promotion expenses in 1997 due to product launches and direct-to-consumer campaigns for our high priority pharmaceutical products, 1998 expenses increased 3% to $2,312 million from $2,241 million.

Marketing, selling and administrative expenses, as a percentage of sales, decreased to 24.2% in 1998 from 25.0% in 1997 and 26.1% in 1996. This decreasing trend is a direct result of the Company's productivity programs partially offset by increases in pharmaceutical sales force personnel.

The Company's investment in research and development totaled $1,577 million in 1998, an increase of 14% over 1997, and as a percentage of sales, increased to 8.6% in 1998 from 8.3% in 1997. This spending level reflects the Company's commitment to research over a broad range of therapeutic areas and to clinical development in support of new products. Over the past 10 years, research and development expenses have increased at a compound annual growth rate of 9%. In 1998, research and development spending dedicated to the research and development of pharmaceutical products increased 16%, and was 12.4% of pharmaceutical sales compared to 12.0% and 12.3% in 1997 and 1996, respectively. In 1998, the Company initiated filings with the U.S. Food and Drug Administration (FDA) for ORZEL, the first oral agent for colorectal cancer in the U.S., and TEQUIN, a broad-spectrum oral quinolone antibiotic. Additional filings are expected in 1999 for omapatrilat, a novel antihypertensive. During 1998, 1997 and 1996, the Company entered into a number of research alliances, licensing agreements and biotechnology collaborations. These agreements are providing important new products, early-stage compounds for further development and new processes that will help the Company screen for new drugs more effectively.

Business Segments

All four of the Company's business segments - Medicines, Nutritionals, Medical Devices and Beauty Care - reported sales increases, excluding foreign exchange and divestitures, during the year.

Sales in the Medicines Segment (Pharmaceuticals and Consumer Medicines), which is the Company's largest segment at 69% of the total Company, increased 12% to $12,573 million in 1998. Sales growth resulted from a 13% increase due to volume and a 2% increase from selling prices, offset by a 3% decrease due to the effect of foreign exchange rate fluctuations. Domestic sales increased 20% and international sales increased 8%, excluding foreign exchange, primarily due to volume growth.

Sales of PRAVACHOL*, the Company's largest-selling product, were $1.6 billion, an increase of 14%. Domestic sales increased 17% to $1,022 million. In November 1998, results from the landmark LIPID trial were published in the New England Journal of Medicine showing that PRAVACHOL* improved total mortality, improved results for patients with unstable angina and reduced total hospitalizations. In July 1998, additional findings of the Cholesterol and Recurrent Events (CARE) Trial were published in the Journal of the American College of Cardiology, demonstrating cardiovascular protection in women, the subgroup studied, as well as for a broad range of patients. In June 1998, the FDA cleared enhanced drug interaction labeling for PRAVACHOL*, for reduced potential to interact with some commonly prescribed medications. In March 1998, the FDA cleared PRAVACHOL* for use in reducing the risk of stroke in patients who have had a heart attack and have normal cholesterol levels. PRAVACHOL* is the only drug of its type indicated to reduce the risk of a heart attack in patients with and without established coronary heart disease. Sales of MONOPRIL*, a second generation angiotensin converting enzyme (ACE) inhibitor with once-a-day dosing, increased 16% to $380 million, with strong growth in both domestic and international markets and strong acceptance among managed care organizations in the United States. Products from the Bristol-Myers Squibb and Sanofi S.A. joint venture, AVAPRO and PLAVIX, were launched in the fourth quarter of 1997 and first quarter of 1998, respectively. PLAVIX, a platelet aggregation inhibitor for the reduction of stroke, heart attack and vascular death in atherosclerotic patients, reached sales of $144 million for the year, and AVAPRO, an angiotensin II receptor blocker for the treatment of hypertension, had sales of $120 million. Sales of cardiovascular drugs, the largest product group in the Medicines segment, increased 11% to $3,210 million. Due to the loss of patent exclusivity in several European countries in the first quarter of 1997, and in the United States in February 1996, sales of captopril, an ACE inhibitor sold primarily under the trademark CAPOTEN*, declined 20% to $636 million. Excluding CAPOTEN* sales, cardiovascular drug sales increased 22%.

Sales of anti-cancer drugs increased 21% to $2,925 million. Sales of TAXOL* increased 28% to $1,206 million. In September 1998, the FDA approved
Genentech Inc.'s product, Herceptin(R), as a first-line therapy in combination with TAXOL* for treatment of patients with metastatic breast cancer. Also in September, the European Community approved a TAXOL* indication for non-small cell lung cancer. In May 1998, a U.S.-based cooperative group study, sponsored under the Bristol-Myers Squibb Cooperative Research and Development Agreement with the National Cancer Institute, showed that by adding TAXOL* to a regimen with other commonly used chemotherapy drugs, the risk of death for women with early-stage breast cancer was reduced by 26%. This study, which enrolled over 3,000 women, was the first to show such a significant survival benefit in early-stage breast cancer in over 20 years.
In April 1998, TAXOL*, in combination with cisplatin, was approved by the FDA for first line treatment of ovarian cancer. Sales of PARAPLATIN*, which is used in combination therapy for the treatment of ovarian cancer, increased 20% to $525 million. Sales by the Oncology Therapeutics Network (OTN) were $657 million.

Anti-infective drug sales were $2,412 million, an increase of 8% over the prior year. Sales of ZERIT*, an antiretroviral agent, increased 38% to $551 million, and sales of VIDEX* grew 7% to $162 million. ZERIT* is the most commonly prescribed thymidine nucleoside reverse transcriptase inhibitor in HIV therapy in the United States. In June 1998, the Company announced a large phase III study to evaluate the safety and efficacy of once-daily dosing of VIDEX*, as Bristol-Myers Squibb seeks to develop a more convenient dosing regimen for HIV patients. Sales of CEFZIL*, an oral cephalosporin used in the treatment of respiratory infections and sinusitis, and MAXIPIME*, a fourth generation injectable cephalosporin, also contributed to the growth of anti-infectives.

Sales of central nervous system drugs increased 15% to $1,099 million, due to the strong growth of BUSPAR*, the Company's novel anti-anxiety agent, and SERZONE*, an antidepressant. Sales of BUSPAR* increased 20% to $531 million, while sales of SERZONE* increased 39% to $257 million.

GLUCOPHAGE continued to experience strong growth, with sales increasing 49% to $861 million. In September 1998, results of the United Kingdom Prospective Diabetes Study demonstrated the excellent therapeutic efficacy profile of GLUCOPHAGE in the treatment of type 2 diabetes.

Sales of EXCEDRIN* increased 17% to $241 million following clearance by the FDA in January 1998 to market EXCEDRIN* Migraine, the first and only non-prescription medication approved for relief of migraine pain.

In 1997, Medicines Segment sales increased 14% over 1996 levels. Increases in sales of PRAVACHOL*, TAXOL*, PARAPLATIN*, ZERIT*, MONOPRIL*, BUSPAR*, CEFZIL*, GLUCOPHAGE, SERZONE*, VIDEX* and volume growth of EFFERALGAN* and ASPIRINE UPSA* from the UPSA Group were partially offset by decreases in sales of CAPOTEN*.

The margin on earnings before taxes decreased slightly to 27.8% in 1998 from 27.9% in 1997, as increases, as a percentage of sales, in research and development expenditures and sales force expenditures were offset by decreases in advertising and promotional spending and general administrative expenses, In 1997, the margin on earnings before taxes decreased to 27.9% from 28.0% in 1996 due to increased investment in advertising and promotion expenses in support of high priority products and lower margin sales for OTN.

Sales in the Medical Devices Segment, excluding the December 1997 divestiture of Zimmer's arthroscopy and surgical powered instrument business, increased 7% over prior year levels to $1,647 million, reflecting a 10% increase due to volume, a 3% decrease due the effect of foreign exchange and no effect from selling prices. Domestic sales increased 9% and international sales increased 6% (11% excluding the effect of foreign exchange). Including the divestiture, Medical Device sales decreased 9%. The Company's ConvaTec division is the worldwide market share leader in ostomy and advanced wound care products. Sales of ostomy and wound care products increased 5% and 9%, respectively, excluding foreign exchange. Worldwide sales of knee prosthetic joint implants increased 1% and hip replacement sales decreased 2%, excluding the effect of foreign exchange.

In 1997, worldwide sales of Medical Devices decreased 3%, an increase of 1% excluding foreign exchange.

The margin on earnings before taxes in the Medical Devices Segment improved to 20.5% in 1998, from 19.5% in 1997 due to decreases, as a percentage of sales, in other marketing and general administrative expenses, partially offset by increases in cost of products sold due to higher costs for products sold under a distribution agreement with the acquirer of Linvatec. The margin on earnings before taxes in the Medical Devices Segment decreased to 19.5% in 1997 from 22.5% in 1996, due to incremental manufacturing costs in connection with recently introduced products.

Sales in the Nutritionals Segment decreased 2% to $1,759 million, reflecting a 2% increase due to volume, a 6% decrease due to the effect of foreign exchange rate fluctuations primarily in Asia and a 2% increase due to changes
in selling prices.   International sales decreased 7% (an increase of 7%
excluding the effect of foreign exchange), and domestic sales increased 2%. Mead Johnson continues to be the leader in the worldwide and U.S. infant formula markets. Total infant formula sales decreased 1% to $1,203 million (an increase of 2% excluding foreign exchange). Sales of ENFAMIL*, the Company's largest selling infant formula, decreased 3% to $649 million worldwide (a decrease of 1% excluding foreign exchange). Gains were recorded for NUTRAMIGEN* and LACTO FREE* specialty infant formulas. BOOST*, an adult nutritional beverage, and CHOCO MILK*, a milk-based nutritional supplement acquired in July 1997, also contributed to sales growth.

In 1997, worldwide sales of Nutritionals increased 6% from 1996 levels, primarily due to growth of NUTRAMIGEN*, LACTO FREE* and PROSOBEE* specialty infant formulas, and adult consumer nutritionals.

The margin on earnings before taxes improved to 21.4% in 1998 from 20.6% in 1997, primarily due to a decrease, as a percentage of sales, in cost of products sold, resulting from improved manufacturing efficiencies and productivity programs. The margin on earnings before taxes in the Nutritionals Segment decreased to 20.6% in 1997 from 21.1% in 1996.

Sales in the Beauty Care Segment increased 22% in 1998 to $2,305 million, reflecting a 22% increase due to volume, a 3% increase due to pricing and a 3% decrease due to foreign exchange rate fluctuations. Excluding the effect of foreign exchange, international sales increased 26% over 1997, while domestic sales increased 25%. The Company's Clairol division continues to be the number one hair products company in the United States. Sales of the Company's hair care products were especially strong, increasing 49% in 1998, primarily due to sales of the HERBAL ESSENCES* complete line of shampoos, conditioners, styling aids and body wash, which increased 60% to $561 million. HERBAL ESSENCES* is the number two brand in the total shampoo and conditioner market in the U.S. after only three years on the market, and number three in body wash after less than two years on the market. The Redmond AUSSIE* brand, acquired in January 1998, has added more than $100 million in sales for the year. DAILY DEFENSE* and VITAL NUTRIENTS*, both launched in September 1997, contributed $82 million and $34 million, respectively, in sales for the year. Haircoloring product sales increased 6%, benefiting from the continued success of HYDRIENCE*, NATURAL INSTINCTS*, salon haircolorings and the launch of REVITALIQUE*, a new premium permanent haircolor.

In 1997, sales in the Beauty Care Segment increased 14% from 1996 levels, primarily due to increased sales of hair care products, led by HERBAL ESSENCES*.

The margin on earnings before taxes in 1998 improved to 15.7% from 14.8% in 1997 and 14.4% in 1996, primarily due to higher volumes and manufacturing efficiencies due to productivity programs, partially offset by investment spending behind new product introductions.

Geographic Areas

Bristol-Myers Squibb products are available in virtually every country in the world; its largest markets are the United States, France, Japan, Germany and Canada.

Sales in the U.S., net of inter-area sales, increased 15% in 1998.
Sales in the Medicines and Beauty Care Segments, comprised 68% and 15%, respectively, of the region's sales. Products with strong growth in the region included GLUCOPHAGE, TAXOL*, PRAVACHOL*, HERBAL ESSENCES*, BUSPAR*, PARAPLATIN*, and initial sales of PLAVIX and AUSSIE* hair care products.
The margin on earnings before taxes increased to 26.2% in 1998 from 24.5% in 1997 primarily due to decreases, as a percentage of sales, in cost of products sold, advertising and general administrative expenses. In 1997, sales in the U.S. increased 14%, net of inter-area sales, primarily due to anti-cancer and anti-infective drugs from the Medicines Segment, specialty infant formulas from the Nutritionals Segment and hair care products from the Beauty Care Segment. The margin on earnings before taxes decreased to 24.5% in 1997 from 26.0% in 1996 primarily due to increases, as a percentage of sales, in cost of products sold and advertising and promotion expenses.

Sales in Europe, Mid-East and Africa, net of inter-area sales, increased
4% (6% excluding foreign exchange). Medicines Segment comprise nearly 77% of sales in the region. Products with strong growth in the region included TAXOL*, ZERIT*, PRAVACHOL*, HERBAL ESSENCES* and initial sales of AVAPRO. Increases in sales of these products were partially offset by decreases in sales of CAPOTEN* of $104 million due to the loss of exclusivity in several European countries in early 1997. The margin on earnings before taxes decreased to 23.4% in 1998 from 23.8% in 1997 primarily due to increases, as a percentage of sales, in promotional expenses. In 1997, sales in Europe, Mid-East and Africa, net of inter-area sales, increased 2% (12% excluding foreign exchange), due to sales growth of products from the Medicines Segment including anti-cancer, antiretroviral and analgesic products, and the introductions of HERBAL ESSENCES* and HYDRIENCE* from the Beauty Care segment. These increases were partially offset by decreases in sales of CAPOTEN* due to loss of exclusivity. The margin on earnings before taxes increased to 23.8% in 1997 from 21.9% in 1996 due to manufacturing efficiencies as a result of the Company's productivity programs.

Sales in Other Western Hemisphere countries, net of inter-area sales, increased 11% in 1998 (20% excluding foreign exchange). Medicines and Beauty Care Segments comprised nearly 62% and 18%, respectively, of the region's sales. Products with strong growth included HERBAL ESSENCES* and CHOCO MILK*, due to their recent introductions into the region. The margin on earnings before taxes decreased to 12.8% in 1998 from 14.2% in 1997 reflecting increases, as a percentage of sales, in cost of products sold. In 1997, sales in Other Western Hemisphere countries, net of inter-area sales, increased 25% (26% excluding foreign exchange), due to increased sales of cardiovascular, anti-cancer and anti-infective drugs from the Medicines Segment, introductory sales of HYDRIENCE* and HERBAL ESSENCES* from the Beauty Care Segment, and sales from the acquisitions of CHOCO MILK* and SAL DE UVAS PICOT*. The margin on earnings before taxes increased to 14.2% in 1997 from 11.1% in 1996, reflecting improved gross margins due to manufacturing efficiencies.

Sales in the Pacific region increased 5% in 1998, net of inter-area sales and excluding the effect of foreign exchange. Including foreign exchange, sales decreased 11% primarily due to currency fluctuations in Japan, the Philippines, Thailand and Australia and economic downturns in the region. Medicines and Nutritionals Segments comprised 45% and 22%, respectively, of the region's sales. Increases in TAXOL* and HERBAL ESSENCES* (launched in the region in 1997) were offset in part by decreases in infant formulas and CAPOTEN*, which lost patent exclusivity in Japan in 1997. As a result of economic downturns and unfavorable fluctuations in exchange rates, earnings before taxes in the Pacific region were minimal in 1998. In 1997, sales in the Pacific region, net of inter-area sales, increased 5% (13% excluding foreign exchange), as a result of increased sales from pharmaceuticals, skin care products, infant formulas and the launch of HERBAL ESSENCES*. The margin on earnings before taxes decreased to 3.2% in 1997 from 4.4% in 1996, primarily as a result of increases, as a percentage of sales, in cost of products sold and sales force expenses.

Financial Instruments


Cash and cash equivalents, time deposits and marketable securities totaled $2.5 billion at December 31, 1998, compared to $1.8 billion and $2.2 billion at December 31, 1997 and 1996, respectively. Working capital was $3.0 billion at December 31, 1998, compared to $2.7 billion and $2.5 billion at December 31, 1997 and 1996, respectively. Cash and cash equivalents, time deposits and marketable securities, and the conversion of other working capital items are expected to fund near-term operations of the Company.

The Company is exposed to market risk, including changes in currency exchange rates and interest rates. To reduce these risks, the Company enters into certain derivative financial instruments where available on a cost-effective basis to hedge its underlying economic exposure. These instruments also are managed on a consolidated basis to efficiently net exposures and thus take advantage of any natural offsets.

It is the Company's policy to hedge certain underlying economic exposures to reduce foreign exchange and interest rate risk. Derivative financial instruments are not used for trading purposes. Gains and losses on hedging transactions are offset by gains and losses on the underlying exposures being hedged.

Foreign exchange option contracts and, to a lesser extent, forward contracts are used to hedge anticipated transactions. The Company's primary foreign currency exposures in relation to the U.S. dollar are the French franc, Deutsche mark and Japanese yen.

The table below summarizes the Company's outstanding foreign exchange option contracts as of December 31, 1998. The fair value of option contracts, which will change over time, is estimated based on forward currency rates and other relevant market factors. The fair value of option contracts should be viewed in relation to the fair value of the underlying hedged transactions and the overall reduction in exposure to adverse fluctuations in foreign currency exchange rates.



Dollars in Millions

                     Weighted
                      Average      Notional     Carrying     Fair
                   Strike Price      Amount       Value      Value     Maturity
                   ------------    --------     --------     -----     --------


Option Contracts Purchased

Right to Sell:
 French franc          FF 5.60        $342          $6          $ 6        1999
 Deutsche mark         DM 1.69         388           7            6        1999
 Other Currencies      Various         312           9            6        1999

Other Contracts        Various         265           5           13        1999
                                    ------         ---          ---
                                    $1,307         $27          $31
                                    ======         ===          ===



At December 31, 1997, the Company held right to sell option contracts with an aggregate notional amount, carrying value and fair value of $1,035 million, $17 million and $48 million, respectively. These contracts primarily related to option contracts with the right to sell French francs and Deutsche marks. The Company also held right to buy option contracts, primarily to buy Japanese yen for U.S. dollars and Japanese yen for Deutsche marks, with an aggregate notional amount, carrying value and fair value of $244 million, $5 million and $7 million, respectively.

The Company maintains cash and cash equivalents, time deposits and marketable securities with various financial institutions. These financial institutions are located primarily in the U.S. and Europe, and Company policy is designed to limit exposure to any one financial institution.

Recently Issued Accounting Standard

On June 15, 1998, the Financial Accounting Standards Board (FASB) issued
SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133), which becomes effective for financial statements beginning
January 1, 2000. FAS 133 requires that companies recognize all derivatives as either assets or liabilities on the balance sheet and measure these instruments at fair value. The Company is currently evaluating this statement and its impact on the Company's existing accounting policies and financial reporting disclosures.

Year 2000

The Company has reviewed its information systems for Year 2000 compliance. The Year 2000 problem arises because many computer systems use only two digits to represent the year. These programs may not process dates beyond 1999, which may cause miscalculations or system failures.

The Company has a comprehensive compliance program to assess the Year 2000 problem in the processing of data in the Company's information technology
(IT) and non-IT systems, including manufacturing, and research and development systems. With regard to IT systems, this program has been implemented, and the assessment as well as the required corrective actions and testing are substantially complete. With regard to the critical manufacturing, and research and development systems, the assessment has been completed, with corrective actions and testing to be substantially completed by mid-year 1999.

In connection with this compliance program, the Company also has asked critically important vendors, customers, suppliers, governmental regulatory authorities and financial institutions, whose incomplete or untimely resolution of the Year 2000 problem could potentially have a significant impact on the Company's operations, to assess their Year 2000 readiness. This assessment has been substantially completed.

Contingency plans are being prepared, where necessary, to minimize any significant exposures from the failures of these third parties to be Year 2000 compliant. These plans will be substantially completed by mid-year 1999, and include development of backup procedures, identification of alternate suppliers, and possible increases in inventory levels.

The Company does not expect the Year 2000 problem, as well as the cost of the compliance program, to have a material impact on the Company's results of operations, financial condition or cash flows. However, there can be no absolute assurance that third parties will convert their systems in a timely manner and in a way that is compatible with the Company's systems.

Euro Conversion

On January 1, 1999, certain members of the European Union established fixed conversion rates between their existing currencies and the European Union's common currency, known as the Euro. The transition period for the introduction of the Euro will be between January 1, 1999, and January 1, 2002. It is planned that by July 1, 2002, the participating countries will withdraw all currencies and use the Euro exclusively.

The Company has committed resources to conduct assessments and to take corrective actions to ensure it is prepared for the introduction of the Euro. The Company is currently evaluating methods to address the many areas involved with the introduction of the Euro, including information management, finance, legal and tax. This review includes the conversion of information technology, business and financial systems, evaluating currency risk and the effect on the Company's financial instruments as well as the impact on the pricing and the distribution of the Company's products.

The Company believes the effect of the introduction of the Euro, as well as any related cost of conversion, will not have a material impact on the Company's results of operations, financial condition and cash flows.

Financial Position

Cash and cash equivalents, time deposits and marketable securities at December 31, 1998 were denominated primarily in U.S. dollar instruments with near-term maturities. The average interest yield on cash and cash equivalents was 4.7% at December 31, 1998 while interest yields on time deposits and marketable securities averaged 4.5% at December 31, 1998.

Short-term borrowings and long-term debt at December 31, 1998 are denominated primarily in U.S. dollars; however, a subsidiary of the Company had $167 million of commercial paper outstanding at December 31, 1998. This commercial paper has original maturities not exceeding 270 days. $116 million is denominated in ECU's (Euros) and $51 million is denominated in U.S. dollars. Also included is Japanese yen long-term debt of $284 million.

During 1998, the Company entered into two credit facilities, aggregating
$500 million, with a syndicate of lenders as support for its commercial paper program. The credit facilities consist of a $250 million, 364-day credit facility which may be renewed annually with the consent of the lenders for an additional 364-day period and a $250 million, 5-year credit facility, extendible at each anniversary date with the consent of the lenders. There were no borrowings outstanding under the credit facilities at December 31, 1998. In addition, the Company has unused short-term lines of credit with foreign banks of $494 million.

Disclosures related to short-term borrowings and long-term debt are included in the notes to the financial statements.

Internally generated cash provided by operations was $4.1 billion in 1998, $2.5 billion in 1997 and $2.6 billion in 1996. Cash provided by operations continued to be the Company's primary source of funds to finance operating needs and expenditures for new plants and equipment. As part of the Company's ongoing commitment to improve plant efficiency and maintain superior research facilities, the Company has invested over $2.1 billion in capital expansion over the past three years.

Cash provided by operations also was used to pay dividends of over $4.5 billion over the past three years, to fund acquisitions at a cost of $663 million over the past three years, and to finance the share repurchase program. The Company's share repurchase program authorizes the purchase of common stock from time to time in the open market or through private transactions as market conditions permit. During 1998, the Company purchased
30.6 million shares of common stock at a cost of $1.6 billion, bringing the total shares acquired since the program's inception to 277 million. During the past three years, the Company has repurchased 101 million shares at a cost of $3.6 billion.

Employment levels at December 1998 increased to 54,700 from 53,600 at December 1997, with increases primarily in pharmaceutical sales force and research and development personnel.

Return on Stockholders' Equity continued to improve over the last three years and was 49.2% in 1998, excluding the special charge, 46.5% in 1997 and 46.0% in 1996.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                       BRISTOL-MYERS SQUIBB COMPANY
          CONSOLIDATED STATEMENT OF EARNINGS, COMPREHENSIVE INCOME and
                           RETAINED EARNINGS
                  (in millions, except per share amounts)

                                                     Year Ended December 31,
EARNINGS                                           ---------------------------
                                                      1998      1997      1996
                                                   -------   -------   -------
Net Sales                                          $18,284   $16,701   $15,065
                                                   -------   -------   -------
Expenses:
Cost of products sold                                4,856     4,464     3,965
Marketing, selling and administrative                4,418     4,173     3,925
Advertising and product promotion                    2,312     2,241     1,946
Research and development                             1,577     1,385     1,276
Special charge                                         800         -         -
Provision for restructuring                            201       225         -
Gain on sale of a business                            (201)     (225)        -
Other                                                   53       (44)      (60)
                                                   -------   -------   -------
                                                    14,016    12,219    11,052
                                                   -------   -------   -------

Earnings Before Income Taxes                         4,268     4,482     4,013

Provision for income taxes                           1,127     1,277     1,163
                                                   -------   -------   -------
Net Earnings                                       $ 3,141   $ 3,205   $ 2,850
                                                   =======   =======   =======

Earnings Per Common Share:
Basic                                                $1.58     $1.61     $1.42
Diluted                                              $1.55     $1.57     $1.40

Average Common Shares Outstanding:
Basic                                                1,987     1,992     2,007
Diluted                                              2,031     2,042     2,035


COMPREHENSIVE INCOME
--------------------
Net Earnings                                        $3,141    $3,205    $2,850

Other Comprehensive Income:
     Foreign currency translation                      (86)     (195)      (38)
     Tax effect                                         (3)       23         4
                                                    ------    ------    ------

Comprehensive Income                                $3,052    $3,033    $2,816
                                                    ======    ======    ======

The accompanying notes are an integral part of these financial statements.

                       BRISTOL-MYERS SQUIBB COMPANY
        CONSOLIDATED STATEMENT OF EARNINGS, COMPREHENSIVE INCOME and
                             RETAINED EARNINGS
                   (in millions, except per share amounts)



                                                      Year Ended December 31,
                                                    --------------------------
                                                      1998      1997      1996
                                                    ------    ------    ------
RETAINED EARNINGS
-----------------

Retained Earnings, January 1                       $10,950   $ 9,260   $ 7,917

Net earnings                                         3,141     3,205     2,850
                                                   -------   -------   -------
                                                    14,091    12,465    10,767
Less dividends                                       1,551     1,515     1,507
                                                   -------   -------   -------
Retained Earnings, December 31                     $12,540   $10,950   $ 9,260
                                                   =======   =======   =======

The accompanying notes are an integral part of these financial statements.

                        BRISTOL-MYERS SQUIBB COMPANY
                         CONSOLIDATED BALANCE SHEET
                                   ASSETS
                            (dollars in millions)


                                                           December 31,
                                                   ---------------------------
                                                      1998      1997      1996
                                                   -------    -------  -------
ASSETS
------
Current Assets:
Cash and cash equivalents                          $ 2,244   $ 1,456   $ 1,681
Time deposits and marketable securities                285       338       504
Receivables, net of allowances                       3,190     2,973     2,651
Inventories                                          1,873     1,799     1,669
Prepaid expenses                                     1,190     1,170     1,023
                                                   -------   -------   -------
  Total Current Assets                               8,782     7,736     7,528

Property, Plant and Equipment                        4,429     4,156     3,964

Insurance Recoverable                                  523       619       853

Excess of cost over net tangible assets
  received in business acquisitions                  1,587     1,625     1,508

Other Assets                                           951       841       832
                                                   -------   -------   -------
    Total Assets                                   $16,272   $14,977   $14,685
                                                   =======   =======   =======



















The accompanying notes are an integral part of these financial statements.

                      BRISTOL-MYERS SQUIBB COMPANY
                         CONSOLIDATED BALANCE SHEET
                    LIABILITIES AND STOCKHOLDERS' EQUITY
                            (dollars in millions)
                                                       December 31,
                                               ---------------------------
                                                 1998      1997      1996
                                               -------   -------   -------
LIABILITIES
-----------
Current Liabilities:
Short-term borrowings                          $   482   $   543   $   513
Accounts payable                                 1,380     1,017     1,064
Accrued expenses                                 2,302     1,939     1,962
Product liability                                  877       865       800
U.S. and foreign income taxes payable              750       668       711
                                               -------   -------   -------
  Total Current Liabilities                      5,791     5,032     5,050


Other Liabilities                                1,541     1,447     2,099

Long-Term Debt                                   1,364     1,279       966
                                               -------   -------   -------
  Total Liabilities                              8,696     7,758     8,115
                                               -------   -------   -------

STOCKHOLDERS' EQUITY
--------------------
Preferred stock, $2 convertible series:
  Authorized 10 million shares; issued and
  outstanding 11,684 in 1998, 12,936 in 1997
  and 15,245 in 1996, liquidation value of
  $50 per share                                      -         -         -

Common stock, par value of $.10 per share:
  Authorized 2.25 billion shares; issued
  2,188,316,808 in 1998, 1,083,253,703 in
  1997 and 1,082,496,016 in 1996                   219       108       108
Capital in excess of par value of stock          1,075       544       382
Cumulative translation adjustments                (622)     (533)     (361)
Retained earnings                               12,540    10,950     9,260
                                               -------   -------   -------
                                                13,212    11,069     9,389
Less cost of treasury stock - 199,550,532
  common shares in 1998, 90,069,383 in
  1997 and 81,806,550 in 1996                    5,636     3,850     2,819
                                               -------   -------   -------

  Total Stockholders' Equity                     7,576     7,219     6,570
                                               -------   -------   -------
  Total Liabilities and Stockholders' Equity   $16,272   $14,977   $14,685
                                               =======   =======   =======

The accompanying notes are an integral part of these financial statements.

                       BRISTOL-MYERS SQUIBB COMPANY
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                            (dollars in millions)
                                                  Year Ended December 31,
                                                --------------------------
                                                  1998       1997     1996
                                                ------     ------   ------
Cash Flows From Operating Activities:
Net earnings                                    $3,141     $3,205    $2,850
Depreciation and amortization                      625        591       519
Special charge                                     800          -         -
Provision for restructuring                        201        225         -
Gain on sale of a business                        (201)      (225)        -
Other operating items                               (1)        33       (52)
Receivables                                       (253)      (479)     (262)
Inventories                                       (139)      (288)     (227)
Accounts payable                                   376          2       177
Accrued expenses                                  (134)      (181)       42
Income taxes                                       414        318       250
Product liability                                 (715)      (795)     (514)
Insurance recoverable                              196        234       106
Other assets and liabilities                      (190)      (164)     (248)
                                                ------     ------    ------
  Net Cash Provided by Operating Activities      4,120      2,476     2,641
                                                ------     ------    ------
Cash Flows From Investing Activities:
Proceeds from sales of time deposits and
  marketable securities                            309        530       406
Purchases of time deposits and marketable
  securities                                      (256)      (363)     (379)
Additions to fixed assets                         (788)      (767)     (601)
Proceeds from sales of businesses                  417        370       213
Business acquisitions                              (93)      (254)     (316)
Other, net                                          65        (48)      (40)
                                                ------     ------    ------
  Net Cash Used in Investing Activities           (346)      (532)     (717)
                                                ------     ------    ------
Cash Flows From Financing Activities:
Short-term borrowings                              (81)        81       (78)
Long-term debt                                      73        328       346
Issuances of common stock under stock plans        140        117       206
Purchases of treasury stock                     (1,561)    (1,162)     (852)
Dividends paid                                  (1,551)    (1,515)   (1,507)
                                                ------     ------    ------
  Net Cash Used in Financing Activities         (2,980)    (2,151)   (1,885)
                                                ------     ------    ------
Effect of Exchange Rates on Cash                    (6)       (18)       (3)
                                                ------     ------    ------
Increase/(Decrease) in Cash and
   Cash Equivalents                                788       (225)       36
Cash and Cash Equivalents at Beginning
  of Year                                        1,456      1,681     1,645
                                                ------     ------    ------
Cash and Cash Equivalents at End of Year        $2,244     $1,456    $1,681
                                                ======     ======    ======

The accompanying notes are an integral part of these financial statements.

 .                                   37

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


Note 2  SPECIAL CHARGE
----------------------

As described in Note 16, the Company has determined the final cost of its breast implant product liability (related to a previously discontinued business of a subsidiary) and the cost of litigation for prescription drug pricing cases. Accordingly, in the fourth quarter of 1998, the Company recorded a special charge of $800 million before taxes, $495 million after taxes, or $.24 per diluted share, to augment the reserve for breast implant liability and for the prescription drug pricing litigation, offset by expected insurance recoveries. The breast implant component of the charge is $700 million before taxes ($800 million of liability offset by insurance receivables of $100 million), and the prescription drug pricing component is $100 million before taxes.

                     BRISTOL-MYERS SQUIBB COMPANY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (dollars in millions)

Note 3  RESTRUCTURING
---------------------

The Company recorded a restructuring charge of $201 million in 1998 and $225 million in 1997. These restructuring charges consist primarily of asset write-downs and employee-related costs related to the consolidation and closure of plants and facilities. The restructuring reserve at December 31, 1998 was approximately $150 million.


Note 4  ACQUISITIONS AND DIVESTITURES
-------------------------------------

In January 1998, the Company acquired Redmond Products, Inc., a leading hair care manufacturer in the United States.

In March 1998, the Company divested its BAN brand of anti-perspirants and deodorants, and in June 1998, the Company divested A/S GEA, a Denmark-based generic drug business, and Hexachimie, a specialty chemical manufacturer based in France, resulting in a combined pretax gain of $201 million.

In May 1998, the Company acquired Phytoervas, a line of premium retail shampoos and conditioners in Brazil.

In December 1998, the Company acquired Dong-A-Biotech Co., Ltd., a marketer and distributor of pharmaceutical products in South Korea.

In 1997, the Company completed the sale of Linvatec Corporation, its arthroscopy and surgical powered instrument business, resulting in a pretax gain of $225 million. The Company acquired Abeefe S.A., Peru's largest pharmaceutical manufacturer and marketer of a broad range of prescription and nonprescription anti-infective, respiratory, anti-inflammatory and dermatological products. The Company also acquired CHOCO MILK*, Mexico's leading milk-based nutritional supplement, and SAL DE UVAS PICOT*, a leading effervescent antacid product in Mexico.

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

                 BRISTOL-MYERS SQUIBB COMPANY
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (dollars in millions)


Note 5  OTHER INCOME AND EXPENSES
---------------------------------

                                   Year Ended December 31,
                                 --------------------------
                                    1998     1997     1996
                                 -------  -------  -------
Interest income                    $  87    $ 106    $  95
Interest expense                    (154)    (118)     (78)
Other - net                           14       56       43
                                 -------  -------  -------
                                   $ (53)   $  44    $  60
                                 =======  =======  =======


Cash payments for interest were $157 million, $110 million and $76 million in 1998, 1997 and 1996, respectively.


Note 6  PROVISION FOR INCOME TAXES
----------------------------------

The components of earnings before income taxes were:

                                        Year Ended December 31,
                                   --------------------------------
                                       1998        1997        1996
                                   --------    --------    --------
U.S.                                 $2,623      $2,858      $2,332
Non-U.S.                              1,645       1,624       1,681
                                   --------    --------    --------
                                     $4,268      $4,482      $4,013
                                   ========    ========    ========


The provision for income taxes consisted of:
                                        Year Ended December 31,
                                   --------------------------------
                                       1998        1997        1996
                                   --------    --------    --------
Current:
  U.S.                                 $827        $633        $462
  Non-U.S.                              346         471         442
                                   --------    --------    --------
                                      1,173       1,104         904
                                   --------    --------    --------

                        BRISTOL-MYERS SQUIBB COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (dollars in millions)


                                         Year Ended December 31,
                                   --------------------------------
                                       1998        1997        1996
                                   --------    --------    --------
Deferred:
  U.S.                                  (64)        220         232
  Non-U.S.                               18         (47)         27
                                   --------    --------    --------
                                        (46)        173         259
                                   --------    --------    --------
                                     $1,127      $1,277      $1,163
                                   ========    ========    ========

Income taxes paid during the year were $654 million, $898 million and $861 million in 1998, 1997 and 1996, respectively.

The Company's provision for income taxes in 1998, 1997 and 1996 was different from the amount computed by applying the statutory United States Federal income tax rate to earnings before income taxes, as a result of the following:

                                              % of Earnings
                                           Before Income Taxes
                                   --------------------------------
                                       1998        1997        1996
                                   --------    --------    --------

U.S. statutory rate                    35.0%       35.0%       35.0%
Effect of operations in Puerto Rico    (2.5)       (2.9)       (3.4)
Foreign                                (4.4)       (2.6)       (2.1)
Special charge                          (.6)          -           -
State and local taxes                    .6          .6          .6
Other                                  (1.7)       (1.6)       (1.1)
                                   --------    --------    --------
                                       26.4%       28.5%       29.0%
                                   ========    ========    ========

Prepaid taxes at December 31, 1998, 1997 and 1996 were $809 million, $818 million and $757 million, respectively. The deferred income tax liability, included in Other Liabilities, at December 31, 1998, 1997 and 1996 was $277 million, $352 million and $124 million, respectively.

                        BRISTOL-MYERS SQUIBB COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (dollars in millions)


The components of prepaid and deferred income taxes consisted of:
                                                 December 31,
                                   ------------------------------------
                                       1998           1997         1996
                                   --------       --------     --------
Product liability                      $248           $154         $383
Postretirement and pension benefits     195            191          129
Restructuring                            55             77           88
Depreciation                           (278)          (278)        (245)
Other                                   312            322          278
                                   --------       --------     --------
                                       $532           $466         $633
                                   ========       ========     ========

The Company has settled its United States Federal income tax returns with the Internal Revenue Service through 1991.

United States Federal income taxes have not been provided on substantially all of the unremitted earnings of non-U.S. subsidiaries, since it is management's practice and intent to reinvest such earnings in the operations of these subsidiaries. The total amount of the net unremitted earnings of non-U.S. subsidiaries was approximately $3.2 billion at December 31, 1998.


Note 7  INVENTORIES
-------------------
                                            December 31,
                                   ---------------------------
                                      1998      1997      1996
                                   -------   -------   -------
Finished goods                      $1,209   $ 1,153     $ 994
Work in process                        236       197       223
Raw and packaging materials            428       449       452
                                   -------   -------   -------
                                    $1,873    $1,799    $1,669
                                   =======   =======   =======

                     BRISTOL-MYERS SQUIBB COMPANY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (dollars in millions)


Note 8  PROPERTY, PLANT AND EQUIPMENT
-------------------------------------
                                                   December 31,
                                       -----------------------------------
                                           1998         1997          1996
                                       --------     --------      --------
Land                                     $  176       $  180        $  160
Buildings                                 2,875        2,631         2,427
Machinery, equipment and fixtures         3,885        3,646         3,626
Construction in progress                    572          544           433
                                       --------     --------      --------
                                          7,508        7,001         6,646
Less accumulated depreciation             3,079        2,845         2,682
                                       --------     --------      --------
                                         $4,429       $4,156        $3,964
                                       ========     ========      ========



Note 9  SHORT-TERM BORROWINGS AND LONG-TERM DEBT
------------------------------------------------

Included in short-term borrowings were amounts due to banks, primarily foreign banks, of $272 million, $524 million and $440 million at December 31, 1998, 1997 and 1996, respectively, and current installments of long-term debt of $43 million, $19 million and $73 million at December 31, 1998, 1997, and 1996, respectively. Also included in short-term borrowings at December 31, 1998, was $167 million of commercial paper outstanding issued by a subsidiary of the Company. This commercial paper has original maturities not exceeding 270 days and is denominated in ECUs (Euros) and U.S. dollars. The average interest rate on short-term borrowings was 8.84% and on current installments of long-term debt was 6.56% at December 31, 1998.

During 1998, the Company entered into two credit facilities, aggregating
$500 million, with a syndicate of lenders as support for its commercial paper program. The credit facilities consist of a $250 million, 364-day credit facility, which may be renewed annually with the consent of the lenders for an additional 364-day period and a $250 million, 5-year credit facility, extendible at each anniversary date with the consent of the lenders. There were no borrowings outstanding under the credit facilities at December 31, 1998. In addition, the Company has unused short-term lines of credit with foreign banks of $494 million.

                         BRISTOL-MYERS SQUIBB COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in millions)

The components of long-term debt were:
                                                       December 31,
                                               --------------------------
                                                 1998      1997      1996
                                               ------   -------   -------
6.80% Debentures, due in 2026                  $  345    $  344       344
7.15% Debentures, due in 2023                     344       343       343
6.875% Debentures, due in 2097                    296       296         -
1.73% & 2.14% Yen Notes, due in 2003 & 2005       109         -         -
Various Rate Yen Term Loans, due in 2003           71        70        76
3.51% Deutsche Mark Interest on Yen Principal
  Term Loan, due in 2005                           50        49        53
5.75% Industrial Revenue Bonds, due in 2024        34        34        34
5.00% Yen Term Loan, due in 2000                   29        29        31
Various Rate Term Loans, due in 1999                -        26         -
2.83% Yen Term Loan, due in 2002                   25        24        27
Capitalized Leases                                 29        26        19
Other, 5.69% to 10.25%,due in varying
  amounts through 2014                             32        38        39
                                               ------   -------   -------
                                               $1,364    $1,279      $966
                                               ======   =======   =======



Note 10  STOCKHOLDERS' EQUITY
-----------------------------

On December 1, 1998, the Company's Board of Directors authorized a two-for-one split of its common stock, effective February 1999. Per common share amounts in the accompanying consolidated financial statements give effect to the stock split. The Board of Directors also recommended that an amendment be considered for stockholder approval at the annual meeting of stockholders to increase the number of authorized shares of common stock from 2.25 billion shares to 4.5 billion shares.

                       BRISTOL-MYERS SQUIBB COMPANY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (dollars in millions)

Changes in capital shares and capital in excess of par value of stock were:

                                                                 Capital in
                                                                Excess of Par
                                   Shares of Common Stock      Value of Stock
                               ----------------------------      (dollars in
                                     Issued       Treasury         millions)
                               -------------    -----------    --------------
Balance, December 31, 1995       540,185,639     34,953,311          $ 375
Effect of two-for-one
  stock split                    540,185,639     34,953,311            (54)
Issued pursuant to stock plans,
  options and rights                 221,032     (6,623,272)           (25)
Conversions of preferred stock        31,960              -              -
Purchases                                  -     18,523,200              -
Other                              1,871,746              -             86
                               -------------    -----------         ------
Balance, December 31, 1996     1,082,496,016     81,806,550            382
Issued pursuant to stock plans
 and options                         738,151     (8,514,867)           162
Conversions of preferred stock        19,536              -              -
Purchases                                  -     16,777,700              -
                               -------------    -----------         ------
Balance, December 31, 1997     1,083,253,703     90,069,383            544
Effect of two-for-one
  stock split                  1,083,253,703     90,069,383           (108)
Issued pursuant to stock plans
 and options                      16,931,302    (11,189,998)           700
Conversions of preferred stock        21,230              -              -
Purchases                                  -     30,601,764              -
Other                              4,856,870              -            (61)
                               -------------    -----------         ------
Balance, December 31, 1998     2,188,316,808    199,550,532         $1,075
                               =============    ===========         ======

Each share of the Company's preferred stock is convertible into 16.96 shares of common stock and is callable at the Company's option. The reductions in the number of issued shares of preferred stock in 1998, 1997 and 1996 were due to conversions into shares of common stock.

Dividends per common share were $.78 in 1998, $.76 in 1997 and $.75 in 1996.

                         BRISTOL-MYERS SQUIBB COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (dollars in millions)

Stock Compensation Plans
------------------------

Under the Company's 1997 Stock Incentive Plan, officers, directors and key employees may be granted options to purchase the Company's common stock at no less than 100% of the market price on the date the option is granted. Options generally become exercisable in installments of 25% per year on each of the first through the fourth anniversaries of the grant date and have a maximum term of 10 years. Additionally, the plan provides for the granting of stock appreciation rights whereby the grantee may surrender exercisable options and receive common stock and/or cash measured by the excess of the market price of the common stock over the option exercise price. The plan also provides for the granting of performance-based stock options to certain key executives.

Under the terms of the 1997 Stock Incentive Plan, as amended, additional shares are authorized in the amount of 0.9% of the outstanding shares per year through 2002. The plan incorporates the Company's long-term performance awards.

In addition, the 1997 Stock Incentive Plan provides for the granting of up to 20,000,000 shares of common stock to key employees, subject to restrictions as to continuous employment except in the case of death or normal retirement. Restrictions generally expire over a five-year period from date of grant. Compensation expense is recognized over the restricted period. At December 31, 1998, a total of 2,536,364 restricted shares were outstanding under the plan.

Under the TeamShare Stock Option Plan, all full-time employees, excluding key executives, meeting certain years of service requirements are granted options to purchase the Company's common stock at the market price on the date the options are granted. The Company has authorized 60,000,000 shares for issuance under the plan. As of December 31, 1998, a total of 59,482,400 options were granted under the plan with generally 800 options granted to each eligible employee. Individual grants generally become exercisable on or after the third anniversary of the grant date. As of December 31, 1998, 18,841,100 shares have been exercised under the plan.

The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans other than for restricted stock and performance-based awards. Had compensation cost for the Company's other stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, the Company's net income and earnings per share would have been reduced by approximately $136 million, or $.07 per common share, basic and diluted, in 1998, $85 million, or $.04 per common share, basic and diluted, in 1997 and $55 million, or $.03 per common share, basic and diluted, in 1996. The fair value of the options granted during 1998, 1997 and 1996 was estimated as $11.80 per common share, $6.41 per common share and $4.26 per common share, respectively, on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                        BRISTOL-MYERS SQUIBB COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (dollars in millions)

                                            1998      1997      1996
                                         -------   -------   -------

Dividend yield                               3.1%      4.3%      4.3%
Volatility                                  18.2%     19.3%     17.0%
Risk-free interest rate                      6.3%      6.5%      6.5%
Assumed forfeiture rate                      3.0%      3.0%      3.0%
Expected life (years)                        7         7         7


Stock option transactions were:
                                                                  Weighted
                                   Shares of Common Stock          Average
                                 --------------------------      Exercise Price
                                   Available         Under        of Shares
                                   for Option         Plan        Under Plan
                                 -------------   -----------    --------------
Balance, December 31, 1995          11,813,104    32,254,538          $59.76
Effect of two-for-one stock split   11,813,104    32,254,538               -
Authorized                           9,094,182             -               -
Granted                            (16,179,560)   16,179,560           46.92
Exercised                                    -    (8,863,078)          27.62
Lapsed                               1,788,528    (1,796,826)          33.00
                                 -------------   -----------
Balance, December 31, 1996          18,329,358    70,028,732           34.27
Authorized                           9,006,205             -               -
Granted                            (11,347,801)   11,347,801           65.77
Exercised                                    -   (12,787,811)          30.34
Lapsed                               2,284,788    (2,287,820)          45.63
                                 -------------   -----------
Balance, December 31, 1997          18,272,550    66,300,902           40.08
Effect of two-for-one stock split   18,272,550    66,300,902               -
Authorized                          17,877,318             -               -
Granted                            (35,498,350)   35,498,350           51.40
Exercised                                    -   (36,697,942)          16.30
Lapsed                               2,382,746    (2,382,746)          34.27
                                 -------------   -----------
Balance, December 31, 1998          21,306,814   129,019,466          $29.47
                                 =============   ===========

                             BRISTOL-MYERS SQUIBB COMPANY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (dollars in millions)


The following table summarizes information concerning currently outstanding and exercisable options:



                          Options Outstanding           Options Exercisable
                 -----------------------------------  ----------------------
                               Weighted
                                Average     Weighted                Weighted
  Range of                     Remaining     Average                 Average
  Exercise         Number     Contractual   Exercise     Number     Exercise
   Prices        Outstanding     Life        Price     Exercisable    Price
------------     -----------  -----------   --------   -----------  ---------
 $10 - $ 20       49,284,336     4.96        $15.51    45,862,418     $15.51
 $20 - $ 30       29,702,906     7.26         24.39    11,330,106      23.10
 $30 - $ 40       13,915,674     8.18         33.68     3,938,994      33.67
 $40 - $ 50        3,709,050     8.89         44.65        79,080      43.45
 $50 -   up       32,407,500     9.18         51.82             -          -
                 -----------                           ----------
                 129,019,466                           61,210,598
                 -==========                           ==========


At December 31, 1998, 199,155,370 shares of common stock were reserved for issuance pursuant to stock plans, options and conversions of preferred stock.


Note 11  FINANCIAL INSTRUMENTS
------------------------------

Foreign exchange option contracts and, to a lesser extent, forward contracts, are used to hedge anticipated transactions.

The Company has exposures to net foreign currency denominated assets and liabilities, which approximated $2,310 million, $2,070 million and $1,640 million at December 31, 1998, 1997 and 1996, respectively, primarily in Deutsche marks, French francs, Italian lire and Japanese yen. The Company mitigates the effect of these exposures through third-party borrowings.

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

                      BRISTOL-MYERS SQUIBB COMPANY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (dollars in millions)


The notional amounts of the Company's foreign exchange option contracts at December 31, 1998, 1997 and 1996 were $1,307 million, $1,279 million and $1,172 million, respectively.


The Company does not anticipate any material adverse effect on its financial position resulting from its involvement in these instruments, nor does it anticipate non-performance by any of its counterparties.

At December 31, 1998, 1997 and 1996, the carrying value of all financial instruments, both short- and long-term, approximated their fair values.


Note 12  LEASES
---------------

Minimum rental commitments under all noncancelable operating leases, primarily real estate, in effect at December 31, 1998 were:

Years Ending December 31,
-------------------------

1999                                    $119
2000                                      89
2001                                      74
2002                                      50
2003                                      37
Later years                              154
                                      ------
Total minimum payments                   523
Less total minimum sublease rentals      126
                                      ------
Net minimum rental commitments          $397
                                      ======

Operating lease rental expense (net of sublease rental income of $27 million in 1998, $26 million in 1997 and $27 million in 1996) was $105 million in 1998, $124 million in 1997 and $129 million in 1996.

                        BRISTOL-MYERS SQUIBB COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (dollars in millions)

Note 13  SEGMENT INFORMATION
----------------------------

The major product categories for each business segment are as follows:

                                                     Year Ended December 31,
                                                   --------------------------
                                                      1998      1997     1996
                                                   -------    ------   ------

Medicines
  Cardiovascular                                    $3,210    $2,905   $2,816
  Anti-cancer                                        2,925     2,420    1,971
  Anti-infective                                     2,412     2,235    1,856
  Central nervous system                             1,099       955      760
  Analgesics                                           722       739      718
Beauty Care
  Hair care                                          1,179       794      586
  Haircolor                                            894       841      812
Nutritionals
  Infant formulas                                    1,203     1,219    1,201
Medical Devices
  Orthopaedic implants                                 596       615      644
  Ostomy                                               464       451      452


Inter-area sales, which are usually billed at or above manufacturing costs, by geographic area, were:

                                                     Year Ended December 31,
                                                  ----------------------------
                                                      1998      1997      1996
                                                  --------   -------   -------

United States                                       $1,434    $1,370    $1,210
Europe, Mid-East and Africa                            843       762       692
Other Western Hemisphere                                29        32        59
Pacific                                                 16        24        25
                                                  --------   -------   -------
Total inter-area eliminations                       $2,322    $2,188    $1,986
                                                  ========   =======   =======

The Medicines Segment represents pharmaceuticals and consumer medicines businesses. In addition, the segment information reflects certain internal organizational changes made in 1998. Prior year data has been restated accordingly.

                            BRISTOL-MYERS SQUIBB COMPANY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (dollars in millions)

Included in earnings before taxes of each segment is a cost of capital charge. The offset to the cost of capital charge is included in Other. In addition, Other principally consists of interest income, interest expense and certain administrative expenses, and in 1996, the cost of certain of the Company's productivity programs. In 1998, Other includes the gain on sale of businesses of $201 million and the provision for restructuring of $201 million. In 1997, Other includes the gain on sale of a business of $225 million and the provision for restructuring of $225 million. Other assets principally consist of cash and cash equivalents, time deposits and marketable securities, and certain other assets.


BUSINESS SEGMENTS                  Net Sales           Earnings Before Taxes
-----------------           -----------------------   ----------------------
                               1998    1997    1996     1998    1997    1996
                            ------- ------- -------   ------  ------  ------
Medicines                   $12,573 $11,211 $ 9,848   $3,491  $3,124  $2,758
Beauty Care                   2,305   1,895   1,663      361     280     240
Nutritionals                  1,759   1,793   1,694      376     370     357
Medical Devices               1,647   1,802   1,860      338     352     418
                            ------- ------- -------   ------  ------  ------
Net sales and earnings
 before taxes               $18,284 $16,701 $15,065   $4,566  $4,126  $3,773
                            ======= ======= =======   ======  ======  ======



GEOGRAPHIC AREAS                   Net Sales            Earnings Before Taxes
----------------           ------------------------   ------------------------
                              1998    1997     1996     1998     1997     1996
                           ------- -------  -------   ------   ------   ------
United States              $12,527 $11,014  $ 9,661   $3,278   $2,700   $2,512
Europe, Mid-East and
  Africa                     4,873   4,653    4,520    1,139    1,109      988
Other Western Hemisphere     1,749   1,586    1,307      223      225      145
Pacific                      1,457   1,636    1,563        2       52       69
Inter-area eliminations     (2,322) (2,188)  (1,986)     (76)      40       59
                           -------  ------   ------   ------    -----    -----
Net sales and earnings
 before taxes              $18,284 $16,701  $15,065    4,566    4,126    3,773
                           ======= =======  =======
Special Charge                                          (800)       -        -
Other                                                    502      356      240
                                                      ------   ------   ------
Earnings before taxes                                 $4,268   $4,482   $4,013
                                                      ======   ======   ======

                   BRISTOL-MYERS SQUIBB COMPANY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (dollars in millions)


BUSINESS SEGMENTS                        Year-End Assets
-----------------                   -------------------------
                                       1998     1997     1996
                                    -------  -------  -------
Medicines                           $ 8,545  $ 8,278  $ 7,548
Beauty Care                           1,058      743      652
Nutritionals                          1,094    1,021      910
Medical Devices                       1,174    1,225    1,376
                                    -------  -------  -------
Identifiable segment assets         $11,871  $11,267  $10,486
                                    =======  =======  =======

GEOGRAPHIC AREAS                         Year-End Assets
----------------                    -------------------------
                                       1998     1997     1996
                                    -------  -------  -------
United States                       $ 6,897  $ 6,545  $ 5,925
Europe, Mid-East and Africa           3,540    3,430    3,376
Other Western Hemisphere              1,238    1,063      741
Pacific                                 944      989    1,023
Inter-area eliminations                (748)    (760)    (579)
                                    -------  -------  -------
Identifiable geographic assets       11,871   11,267   10,486

Other assets                          4,401    3,710    4,199
                                    -------  -------  -------
Total assets                        $16,272  $14,977  $14,685
                                    =======  =======  =======



                                        Capital
BUSINESS SEGMENTS                    Expenditures           Depreciation
-----------------                 ------------------      ----------------
                                  1998   1997   1996      1998  1997  1996
                                  ----   ----   ----      ----  ----  ----
Medicines                         $575   $573   $434      $290  $265  $252
Beauty Care                         71     53     67        29    20    26
Nutritionals                        59     55     43        38    43    45
Medical Devices                     33     24     36        36    46    43
                                  ----   ----   ----      ----  ----  ----
Business segment total             738    705    580       393   374   366
Other                               50     62     21        20    23    21
                                  ----   ----   ----      ----  ----  ----
Total                             $788   $767   $601      $413  $397  $387
                                  ====   ====   ====      ====  ====  ====

                          BRISTOL-MYERS SQUIBB COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in millions)

Note 14  RETIREMENT PLANS
-------------------------

The Company and certain of its subsidiaries have defined benefit pension plans and defines contribution plans for regular full-time employees. The principal pension plan is the Bristol-Myers Squibb Retirement Income Plan. The Company's funding policy is to contribute amounts to provide for current service and to fund past service liability. Plan benefits are primarily based on years of credited service and on the participants' compensation. Plan assets principally consist of equity and fixed income securities.

Cost for the Company's defined benefit plans included the following components:

                                                    Year Ended December 31,
                                                   ------------------------
                                                     1998     1997     1996
                                                   ------   ------   ------
Service cost -- benefits earned during the year     $ 132    $ 135    $ 127
Interest cost on projected benefit obligation         207      203      191
Expected earnings on plan assets                     (258)    (231)    (213)
Net amortization and deferral                          (1)      10       25
                                                   ------   ------   ------
Net pension expense                                  $ 80    $ 117    $ 130
                                                   ======   ======   ======

The weighted average actuarial assumptions for the Company's pension plans were as follows:

                                                         December 31,
                                                  ------------------------
                                                    1998     1997     1996
                                                  ------   ------   ------
Discount rate                                        7.0%     7.5%     7.8%
Compensation increase                                4.3%     4.5%     4.8%
Long-term rate of return                            10.0%    10.0%    10.0%

                            BRISTOL-MYERS SQUIBB COMPANY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (dollars in millions)

Changes in benefit obligation and plan assets were:

                                                    Year Ended December 31,
                                                -----------------------------
                                                    1998      1997       1996
                                                --------   -------   --------
Benefit obligation at beginning of year           $2,928    $2,734     $2,689
Service cost - benefits earned during the year       132       135        127
Interest cost on projected benefit obligation        207       203        191
Actuarial (gains) and losses                         160        45       (118)
Benefits paid                                       (211)     (189)      (155)
                                                --------   -------   --------
Benefit obligation at end of year                 $3,216    $2,928     $2,734
                                                ========   =======   ========

Fair value of plan assets at beginning of year     2,949     2,596      2,307
Actual earnings on plan assets                       359       504        359
Employer contribution                                 40        38         85
Benefits paid                                       (211)     (189)      (155)
                                                --------   -------   --------
Fair value of plan assets at end of year          $3,137    $2,949     $2,596
                                                ========   =======   ========

                                                         December 31,
                                                -----------------------------
                                                    1998      1997       1996
                                                --------   -------   --------
Plan assets in excess of (less than)
      projected benefit obligation                 $ (79)     $ 21     $ (138)
Unamortized net assets at adoption                   (33)      (47)       (62)
Unrecognized prior service cost                       48        56         67
Unrecognized net losses                               87        13        235
                                                --------   -------   --------
Net amount recognized                               $ 23      $ 43      $ 102
                                                ========   =======   ========

Amounts recognized in the consolidated balance
 sheet consist of:
    Prepaid benefit cost                             187       194        241
    Accrued benefit liability                       (190)     (173)      (165)
    Other asset                                       26        22         26
                                                --------   -------   --------
Net amount recognized                              $  23     $  43      $ 102
                                                ========   =======   ========

                           BRISTOL-MYERS SQUIBB COMPANY
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (dollars in millions)

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $288 million, $230 million and $40 million, respectively, as of December 31, 1998, $271 million, $208 million and $37 million, respectively, as of December 31, 1997, and $272 million, $202 million and $38 million, respectively, as of December 31, 1996. This is primarily attributable to an unfunded benefit equalization plan.

In 1998, the increase in total projected benefit obligation was due to a lower discount rate.

The principal defined contribution plan is the Bristol-Myers Squibb Savings and Investment Program. The Company's contribution is based on employee contributions and the level of company match. Company contributions to the plan were $45 million in 1998, $40 million in 1997 and $39 million in 1996.


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

Cost for the Company's postretirement benefit plans included the following components:


                                                          Year Ended
                                                          December 31,
                                                 ---------------------------
                                                    1998      1997      1996
                                                 -------   -------   -------
Service cost -- benefits earned during the year      $ 8      $  9      $  9
Interest cost on accumulated postretirement
  benefit obligation                                  35        36        34
Expected earnings on plan assets                     (11)       (9)       (8)
Net amortization and deferral                         (3)       (2)        1
                                                 -------   -------   -------
Net postretirement benefit expense                  $ 29      $ 34      $ 36
                                                 =======   =======   =======

                        BRISTOL-MYERS SQUIBB COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (dollars in millions)

The weighted average actuarial assumptions for the Company's postretirement benefit plans were as follows:

                                                         December 31,
                                                   ------------------------
                                                     1998     1997     1996
                                                   ------   ------   ------
Discount rate                                         7.0%     7.5%     7.8%
Long-term rate of return                             10.0%    10.0%    10.0%


Changes in benefit obligation and plan assets were:

                                                  Year Ended December 31,
                                              -----------------------------
                                                 1998       1997       1996
                                              -------    -------    -------
Benefit obligation at beginning of year        $  495     $  482     $  554
Service cost - benefits earned during the year      8          9          9
Interest cost on accumulated post-retirement
     benefit obligation                            35         36         34
Plan participants' contributions                    2          2          2
Plan amendments                                    (1)         -          -
Acquisition                                         -          -          2
Actuarial (gains) and losses                        6         (2)       (87)
Benefits paid                                     (38)       (32)       (32)
                                              -------    -------    -------
Benefit obligation at end of year              $  507     $  495     $  482
                                              =======    =======    =======

Fair value of plan assets at beginning of year  $ 113      $  89      $  74
Actual earnings on plan assets                     15         20         13
Employer contribution                              36         34         32
Plan participants' contributions                    2          2          2
Benefits paid                                     (38)       (32)       (32)
                                              -------    -------    -------
Fair value of plan assets at end of year        $ 128      $ 113       $ 89
                                              =======    =======    =======

                            BRISTOL-MYERS SQUIBB COMPANY
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (dollars in millions)

                                                         December 31,
                                                 --------------------------
                                                    1998     1997      1996
                                                 -------  -------  --------
Accumulated portretirement benefit obligation
     In excess of plan assets                     $ (379)  $ (382)   $ (393)
Unrecognized prior service cost                        3        4         5
Unrecognized net earnings                            (60)     (65)      (56)
                                                 -------  -------  --------
Accrued postretirement benefit expense            $ (436)  $ (443)   $ (444)
                                                 =======  =======  ========


For measurement purposes, an annual rate of increase in the per capita cost of covered health care benefits of 7.2% for participants under age 65 and 6.7% for participants age 65 and over was assumed for 1999; the rate was assumed to decrease gradually to 4.75% in 2007 and to remain at that level thereafter.

A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                1-Percentage-    1-Percentage-
                                               Point Increase    Point Decrease
                                               --------------    --------------

Effect on the aggregate of the service
  and interest cost Components of net
  postretirement benefit expense                     $  1             $  (1)
Effect on the accumulated postretirement
  benefit obligation                                 $ 22             $ (20)

In 1998, the increase in total benefit obligation was due to a lower discount rate.


Note 16  CONTINGENCIES
----------------------

Various lawsuits, claims and proceedings of a nature considered normal to its businesses are pending against the Company and certain of its subsidiaries. The most significant of these are described below. Reference is made to
Item 3 Legal Proceedings in Part 1 of this Form 10-K Annual Report.

Breast Implant Litigation
-------------------------

The Company, together with its subsidiary, Medical Engineering Corporation
(MEC), and certain other companies, has been named as a defendant in a number of claims and lawsuits alleging damages for personal injuries of various types resulting from polyurethane-covered breast implants and smooth-walled breast implants formerly manufactured by MEC or a related company. Of the more than 90,000 claims or potential claims against the Company in direct

                    BRISTOL-MYERS SQUIBB COMPANY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (dollars in millions)

lawsuits or through registration in the nationwide class action settlement approved by the Federal District Court in Birmingham, Alabama (the Revised Settlement), most have been dealt with through the Revised Settlement, other settlements, or trial. It is expected that as of January 1, 1999, the Company's contingent liability in respect of breast implant claims will be limited to residual unpaid Revised Settlement obligations and to roughly 6,000 remaining opt-outs who have pursued or may pursue their claims in court.

As of December 31, 1998, approximately 15,000 United States and 1,300 foreign breast implant recipients were plaintiffs in lawsuits pending in federal and state courts in the United States and in certain courts in Canada and Australia. These figures include the claims of plaintiffs that are in the process of being settled and/or dismissed. In these lawsuits, about 10,200 U.S. and 400 foreign plaintiffs opted out of the Revised Settlement. The lawsuits of the 4,800 U.S. plaintiffs who did not opt out are expected to be dismissed since these plaintiffs are among the estimated 74,000 women with MEC implants who chose to participate in the nationwide settlement. Of the remaining opt-out plaintiffs, some have claims based upon products that were not manufactured and sold by MEC; many others have claims that are in the process of being settled. Under the terms of the Revised Settlement, additional opt-outs are expected to be minimal since the deadline for U.S. class members to opt out has passed. In addition, the Company's remaining obligations under the Revised Settlement Program are limited because most payments to "Current Claimants" already have been made, no additional
"Current Claims" may be filed without court approval, and because payments of claims to so-called "Other Registrants" and "Late Registrants" are limited by the terms of the Revised Settlement. Separate class action settlements have been approved in the provincial courts of Ontario and Quebec, and an agreement has been reached under which other foreign breast implant recipients may settle their claims. The Company believes it will be able to address remaining opt-out claims as well as expected remaining obligations under the Revised Settlement Program within its reserves described below.

In the fourth quarter of 1993, the Company recorded a charge of $500 million before taxes ($310 million after taxes) in respect of breast implant cases. The charge consisted of $1.5 billion for potential liabilities and expenses, offset by $1.0 billion of expected insurance proceeds. In the fourth quarters of 1994 and 1995, the Company recorded additional special charges of $750 million before taxes ($488 million after taxes) and $950 million before taxes ($590 million after taxes), respectively, related to breast implant product liability claims. In the fourth quarter of 1998, the Company recorded an additional special charge to earnings in the amount of $800 million before taxes and increased its insurance receivable in the amount of $100 million, resulting in a net charge to earnings of $433 million after taxes in respect of breast implant product liability claims. At December 31, 1998, 1997 and 1996 the amount of insurance recoverable was $523 million, $619 million and $853 million, respectively, and included in current and other liabilities for product liability claims was $1,121 million, $1,036 million and $1,831 million, respectively.

Prescription Drug Litigation
----------------------------

As of December 31, 1998, the Company is a defendant in over 100 actions brought against the Company and more than 30 other pharmaceutical manufacturers, drug wholesalers and pharmacy benefit managers in various federal district courts by certain chain drugstores, supermarket chains and independent drug stores, which opted out of a nationwide class (previously settled by the Company) and are suing individually. These cases have been coordinated for pretrial purposes and all seek treble damages and injunctive relief on account of alleged antitrust violations in the pricing and marketing of brand name prescription drugs. Cases brought by retail pharmacies in state court under state law alleging similar grounds are pending in California, Alabama and Mississippi. Purported class actions, some

                  BRISTOL-MYERS SQUIBB COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (dollars in millions)


purportedly multistate in reach, brought by consumers in state court under state law alleging similar grounds have been settled, subject to court approval, in California and remain pending in Alabama and Tennessee. In the fourth quarter of 1998, the Company recorded a special charge to earnings in the amount of $100 million before taxes ($62 million after taxes) in respect of this prescription drug litigation. While it is not possible to predict with certainty the outcome of these cases, it is the opinion of management that they will not have a material adverse effect on the Company's operating results, liquidity or consolidated financial position.

Note 17  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
-----------------------------------------------------


                                   First   Second    Third   Fourth
                                  Quarter  Quarter  Quarter  Quarter    Year
                                  -------  -------  -------  -------   ------
1998:
Net Sales                         $4,446   $4,430   $4,523   $4,885   $18,284
Gross Profit                       3,294    3,224    3,332    3,578    13,428
Net Earnings                         927      835      966      413     3,141
Earnings Per Common Share
 Basic                               .47      .42      .49      .21      1.58
 Diluted                             .46      .41      .47      .20      1.55

1997:
Net Sales                         $4,045   $4,064   $4,151   $4,441   $16,701
Gross Profit                       2,967    2,967    3,041    3,262    12,237
Net Earnings                         810      738      855      802     3,205
Earnings Per Common Share
 Basic                               .41      .37      .43      .40      1.61
 Diluted                             .40      .36      .42      .39      1.57


* In 1998, the first quarter results included a gain on the sale of a business of $125 million ($78 million after taxes) and a provision for restructuring of $125 million ($78 million after taxes). The second quarter results included a gain on the sale of businesses of $76 million ($47 million after taxes) and a provision for restructuring of $76 million ($47 million after taxes). The fourth quarter results included a charge of $800 million ($495 million after taxes; or $.25 per common share - basic and $.24 per common share - diluted) for litigation of breast implant and prescription drug pricing cases, offset by expected insurance recoveries.

* In 1997, the fourth quarter results included a gain on the sale of a business of $225 million ($140 million after taxes) and a provision for restructuring of $225 million ($140 million after taxes).

REPORT OF INDEPENDENT ACCOUNTANTS
---------------------------------


To the Board of Directors
and Stockholders of
Bristol-Myers Squibb Company



In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page 63 present fairly, in all material respects, the financial position of Bristol-Myers Squibb Company and its subsidiaries at December 31, 1998, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PricewaterhouseCoopers LLP
------------------------------

11 Madison Avenue
New York, New York  10010



January 20, 1999

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


None.



                             PART III
                             --------

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

(a) Reference is made to the Proxy Statement for the Annual Meeting of Stockholders on May 4, 1999 with respect to the Directors of the Registrant which is incorporated herein by reference and made a part hereof in response to the information required by Item 10.

(b) The information required by Item 10 with respect to the Executive Officers of the Registrant has been included in Part IA of this Form 10-K Annual Report in reliance on General Instruction G of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.


Item 11.  EXECUTIVE COMPENSATION.

Reference is made to the Proxy Statement for the Annual Meeting of Stockholders on May 4, 1999 with respect to Executive Compensation which is incorporated herein by reference and made a part hereof in response to the information required by Item 11.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

Reference is made to the Proxy Statement for the Annual Meeting of Stockholders on May 4, 1999 with respect to the security ownership of certain beneficial owners and management which is incorporated herein by reference and made a part hereof in response to information required by
Item 12.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Reference is made to the Proxy Statement for the Annual Meeting of Stockholders on May 4, 1999 with respect to certain relationships and related transactions which is incorporated herein by reference and made a part hereof in response to the information required by Item 13.

                         PART IV
                        --------

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

                                                               Page
                                                               Number
                                                             ----------
(a)

   1.  Financial Statements                                    33-37
       Notes to Consolidated Financial Statements              38-60
       Report of Independent Accountants                       61

   2.  Financial Statement Schedules

                                               Schedule           Page
                                               Number             Number
                                              ---------         ----------

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


3b. Bylaws of Bristol-Myers Squibb Company, as amended through November 3, 1998
    (incorporated herein by reference to Exhibit 3(b) to Form 10-Q for the quarterly period ended September 30, 1998).

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

4f. Five Year Competitive Advance and Revolving Credit Facility Agreement dated as of March 17, 1998 among Bristol-Myers Squibb Company, the Borrowing Subsidiaries (as defined in the Agreement), the Lenders listed in Schedule 2.1 to the Agreement, The Chase Manhattan Bank as Administrative Agent and Citibank, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 4f to the Form 10-K for the fiscal year ended December 31, 1997).

4g. 364-Day Competitive Advance and Revolving Credit Facility agreement dated as of March 17, 1998 among Bristol-Myers Squibb Company, the Borrowing Subsidiaries (as defined in the Agreement), the Lenders listed in Schedule
    2.1 to the Agreement, The Chase Manhattan Bank as Administrative Agent and Citibank, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 4g to the Form 10-K for the fiscal year ended December 31,
    1997).


**10a. Bristol-Myers Squibb Company 1997 Stock Incentive Plan, effective as of
       May 6, 1997 and as amended effective November 3, 1998, filed herewith.

**10b. Bristol-Myers Squibb Company Executive Performance Incentive Plan
       (incorporated herein by reference to Exhibit 10b to the Form 10-K for the fiscal year ended December 31, 1996).

**10c. Bristol-Myers Squibb Company 1983 Stock Option Plan, as amended and restated as of January 1, 1997, as amended November 3, 1998, filed herewith.

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

**10l. Bristol-Myers Squibb Company 1987 Deferred Compensation Plan for Non-
       Employee Directors, as amended to January 13, 1998, (incorporated herein by reference to Exhibit 10l to the Form 10-K for the fiscal year ended December 31, 1997).

**10m. Bristol-Myers Squibb Company Non-Employee Directors' Stock Option Plan, as amended (as approved by the Stockholders on May 1, 1990, incorporated herein by reference to Exhibit 28 to Registration Statement No. 33-38587 on Form S-8; as amended May 7, 1991, incorporated herein by reference to
       Exhibit 19c to the Form 10-K for the fiscal year ended December 31,
       1991), as amended January 12, 1999, filed herewith.

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

**10p. Employment agreement of March 12, 1999 for Charles A. Heimbold, Jr., filed herewith.

21.    Subsidiaries of the Registrant (filed herewith).

23.    Consent of PricewaterhouseCoopers LLP(filed herewith).

27.    Bristol-Myers Squibb Company Financial Data Schedule (filed herewith).

99.    Additional Exhibit (filed herewith).


(b)    Reports on Form 8-K

   None.

                                 SIGNATURES
                                ------------

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


                                           BRISTOL-MYERS SQUIBB COMPANY
                                              (Registrant)


                                          By /s/    Charles A. Heimbold, Jr.
                                          ----------------------------------
                                          Charles A. Heimbold, Jr.
                                          Chairman of the Board and
                                          Chief Executive Officer

                                               March 31, 1999
                                          ----------------------------------
                                               Date


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



     Signature                        Title                       Date
     ----------                      --------                    -------

                               Chairman of the Board,
                               Chief Executive Officer
                               And Director (Principal
/s/ Charles A. Heimbold, Jr.   Executive Officer)             March 31, 1999
------------------------------
   (Charles A. Heimbold, Jr.)

                               Chief Financial Officer
                                and Senior Vice President
                               Corporate Staff(Principal
/s/ Michael F. Mee             Financial Officer)             March 31, 1999
------------------------------
   (Michael F. Mee)
                               Controller and Vice President,
                               Financial Operations,
                               Corporate Staff (Principal
/s/ Frederick S. Schiff        Accounting Officer)            March 31, 1999
------------------------------
   (Frederick S. Schiff)

Signature                          Title                          Date
--------                           ------                        ------

/s/  Robert E. Allen          Director                        March 31, 1999
-----------------------------
    (Robert E. Allen)


/s/  Lewis B. Campbell        Director                        March 31, 1999
-----------------------------
    (Lewis B. Campbell)


/s/  Vance D. Coffman         Director                        March 31, 1999
-----------------------------
    (Vance D. Coffman)


/s/  Ellen V. Futter          Director                        March 31, 1999
-----------------------------
    (Ellen V. Futter)


/s/  Louis V. Gerstner, Jr.   Director                        March 31, 1999
-----------------------------
    (Louis V. Gerstner, Jr.)


/s/  Laurie H. Glimcher, M.D. Director                        March 31, 1999
-----------------------------
    (Laurie H. Glimcher, M.D.)


/s/  Leif Johansson           Director                        March 31, 1999
-----------------------------
    (Leif Johansson)


/s/  James D. Robinson III    Director                        March 31, 1999
-----------------------------
    (James D. Robinson III)


/s/  Louis W. Sullivan, M.D.  Director                        March 31, 1999
-----------------------------
    (Louis W. Sullivan, M.D.)

                              Executive Vice President,
/s/  Kenneth E. Weg           and Director                    March 31, 1999
----------------------------
    (Kenneth E. Weg)

                                 EXHIBIT INDEX
                                ---------------

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


   Exhibit Number and Description                                       Page
   ------------------------------                                      -------

 3a. Restated Certificate of Incorporation of Bristol-Myers Squibb         *
     Company (incorporated herein by reference to Exhibit 4a to Registration Statement No. 33-33682 on Form S-3).

 3b. Bylaws of Bristol-Myers Squibb Company, as amended through            *
     November 3, 1998 (incorporated herein by reference to Exhibit 3(b) to form 10-Q for the quarterly period ended September 30, 1998).

 4a. Letter of Agreement dated March 28, 1984 (incorporated                *
     herein by reference to Exhibit 4 to Form 10-K for the fiscal year ended December 31,1983).

 4b. Indenture, dated as of June 1, 1993, between Bristol-Myers Squibb     *
     Company and The Chase Manhattan Bank (National Association), as trustee (incorporated herein by reference to Exhibit 4.1 to the Form 8-K dated May 27, 1993, and filed on June 3, 1993).

 4c. Form of 7.15% Debenture Due 2023 of Bristol-Myers Squibb              *
     Company (incorporated herein by reference to Exhibit 4.2 to the Form 8-K dated May 27, 1993, and filed on June 3, 1993).

 4d. Form of 6.80% Debenture Due 2026 of Bristol-Myers Squibb              *
     Company (incorporated herein by reference to Exhibit 4e to the Form 10-K for the fiscal year ended December 31, 1996).

 4e. Form of 6.875% Debenture Due 2097 of Bristol-Myers Squibb             *
     Company (incorporated herein by reference to Exhibit 4f to the Form 10-Q for the quarterly period ended September 30, 1997).

     Exhibit Number and Description                                      Page
     ------------------------------                                     ------

 4f. Five Year Competitive Advance and Revolving Credit Facility           *
     Agreement dated as of March 17, 1998 among Bristol-Myers Squibb Company, the Borrowing Subsidiaries (as defined in the Agreement), the Lenders listed in Schedule 2.1 to the Agreement, The Chase Manhattan Bank as Administrative Agent and
     Citibank, N.A., as Administrative Agent.

 4g. 364-Day Competitive Advance and Revolving Credit Facility             *
     Agreement dated as of March 17, 1998 among Bristol-Myers Squibb Company, the Borrowing Subsidiaries (as defined in the Agreement), the Lenders listed in Schedule 2.1 to the Agreement, The Chase Manhattan Bank as Administrative Agent and Citibank, N.A., as Administrative Agent.

** 10a. Bristol-Myers Squibb Company 1997 Stock Incentive Plan,          E-1-1
     effective as of May 6, 1997 and as amended effective
     November 3, 1998.

** 10b. Bristol-Myers Squibb Company Executive Performance Incentive       *
     Plan (incorporated herein by reference to Exhibit 10b to the Form 10-K for the fiscal year ended December 31, 1996).

** 10c. Bristol-Myers Squibb Company 1983 Stock Option Plan, as          E-2-1
     amended and restated as of January 1, 1997, as amended
     November 3, 1998.

** 10d. Squibb Corporation 1982 Option, Restricted Stock and               *
     Performance Unit Plan, as amended (incorporated by reference to Exhibit 10b to the Form 10-K for the fiscal year ended
     December 31, 1993).

** 10e. Squibb Corporation 1986 Option, Restricted Stock and Performance   *
     Unit Plan, as amended (as adopted, incorporated herein by reference to Exhibit 10k to the Squibb Corporation Form 10-K for the fiscal year ended December 31, 1988, File No. 1-5514, as amended
     July 1, 1993, incorporated herein by reference to Exhibit 10c to the Form 10-K for the fiscal year ended December 31, 1993).

     Exhibit Number and Description                                       Page
     ------------------------------                                      ------

** 10f. Bristol-Myers Squibb Company Performance Incentive Plan, as        *
     amended (as adopted, incorporated herein by reference to Exhibit 2 to the Form 10-K for the fiscal year ended December 31, 1978; as amended as of January 8, 1990, incorporated herein by reference to Exhibit 19b to the Form 10-K for the fiscal year ended
     December 31, 1990; as amended on April 2, 1991, incorporated herein by reference to Exhibit 19b to the Form 10-K for the fiscal year ended December 31, 1991; as amended effective on January 1, 1994, and incorporated herein by reference to Exhibit 10d to the Form 10-K for the fiscal year ended December 31, 1994).

** 10g. Benefit Equalization Plan of Bristol-Myers Squibb Company and its  *
     Subsidiary or Affiliated corporations Participating in the Bristol-Myers Squibb Company Retirement Income Plan or the Bristol-Myers
     Squibb Puerto Rico, Inc. Retirement Income Plan, as amended (as amended and restated as of January 1, 1993, as amended effective October 1, 1993, incorporated herein by reference to Exhibit 10e to the Form 10-K for the fiscal year ended December 31, 1993 and amended effective February 1, 1995, incorporated by reference to
     Exhibit 10e to the Form 10-K for the fiscal year ended December 31,
     1995).

** 10h. Benefit Equalization Plan of Bristol-Myers Squibb Company and      *
     its Subsidiary or Affiliated Corporation Participating in the Bristol-Myers Squibb Company Savings and Investment
     Program, as amended (as amended and restated as of May 1, 1990, incorporated herein by reference to Exhibit 19d to the Form 10-K for the fiscal year ended December 31, 1990;
     as amended as of January 1, 1991, incorporated herein by reference to Exhibit 19g to the Form 10-K for the fiscal year ended December 31, 1990; as amended as of January 1, 1991, incorporated herein by reference to Exhibit 19e to the Form 10-K for the fiscal year ended December 31, 1991; as amended as of October 1, 1994, incorporated herein by reference to Exhibit 10f of the Form 10-K for the fiscal year ended December 31, 1994).


** 10i. Squibb Corporation Supplementary Pension Plan, as amended (as      *
     previously amended and restated, incorporated herein by reference to Exhibit 19g to the Form 10-K for the fiscal year ended
     December 31, 1991; as amended on September 14, 1993, incorporated by reference to Exhibit 10g to the Form 10-K for the fiscal year ended December 31, 1993).

     Exhibit Number and Description                                      Page
     ------------------------------                                     ------

** 10j. Bristol-Myers Squibb Company Restricted Stock Award Plan, as       *
     amended (as adopted on November 7, 1989, incorporated herein by reference to Exhibit 10t to the Form 10-K for the fiscal year ended December 31, 1989; as amended on December 4, 1990, incorporated herein by reference to Exhibit 19a to the Form 10-K for the fiscal year ended December 31, 1990; as amended July 1, 1993, incorporated by reference to Exhibit 10h to the Form 10-K for the fiscal year ended December 31, 1993;
     as amended effective December 6, 1994, incorporated by reference to Exhibit 10h to the Form 10-K for the fiscal year
     Ended January 31, 1994).

** 10k. Bristol-Myers Squibb Company Retirement Income Plan for            *
     Non-Employee Directors, as amended to March 5,1996
     (incorporated herein by reference to Exhibit 10k to the Form 10-K for the fiscal year ended December 31, 1996).

** 10l. Bristol-Myers Squibb Company 1987 Deferred Compensation            *
     Plan for Non-Employee Directors, as amended to January 13, 1998.

** 10m. Bristol-Myers Squibb Company Non-Employee Directors' Stock       E-3-1
     Option Plan, as amended (as approved by the Stockholders on May 1, 1990, incorporated herein by reference to Exhibit 28 to Registration Statement No. 33-38587 on Form S-8; as amended
     May 7, 1991, incorporated herein by reference to Exhibit 19c to the Form 10-K for the fiscal year ended December 31, 1991), as amended January 12, 1999.

** 10n. Squibb Corporation Deferral Plan for Fees of Outside Directors,    *
     as amended (as adopted, incorporated herein by reference to Exhibit 10e to the Squibb Corporation Form 10-K for the fiscal year ended December 31, 1987, File No. 1-5514; as amended effective December 31, 1991, incorporated herein by reference to Exhibit 10m to the Form 10-K for the fiscal year ended December 31, 1992).

** 10o. Amendment to all of the Company's plans, agreements, legal         *
     documents and other writings, pursuant to action of the Board of Directors on October 3, 1989, to reflect the change of the Company's name to Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 10v to the Form 10-K for the fiscal year ended December 31, 1989).

     Exhibit Number and Description                                      Page
     ------------------------------                                     ------

** 10p. Employment agreement of March 12, 1999 for Charles A.            E-4-1
     Heimbold, Jr.

21.  Subsidiaries of the Registrant.                                     E-5-1

23.  Consent of PricewaterhouseCoopers LLP.                              E-6-1

27.  Bristol-Myers Squibb Company Financial Data Schedule.               E-7-1

99.  Additional Exhibit                                                  E-8-1

                                                              SCHEDULE II
                                                              -----------

                       BRISTOL-MYERS SQUIBB COMPANY
                     VALUATION AND QUALIFYING ACCOUNTS
                          (dollars in millions)




                                 Additions
                    Balance at  charged to    Deductions-   Balance at
                     beginning   costs and     bad debts       end
Description          of period   expenses     written off    of period
---------------     ----------  ----------   ------------   ----------

Allowances for
  discounts and
  doubtful accounts:

For the year ended
  December 31, 1998       $109         $57            $19          $147
                    ==========  ==========   ============   ===========

For the year ended
  December 31, 1997       $107         $19            $17          $109
                    ==========  ==========   ============   ===========

For the year ended
  December 31, 1996       $100         $39            $32          $107
                    ==========  ==========   ============   ===========