Form 10-Q
period 1999-03-31
BRISTOL MYERS SQUIBB CO
filed 1999-05-14
CIK 14272

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549


                                FORM 10-Q


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999


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

Yes  [ X ]            No  [   ]



At March 31, 1999, there were 1,985,837,447 shares outstanding of the Registrant's $.10 par value Common Stock.

                      BRISTOL-MYERS SQUIBB COMPANY


                           INDEX TO FORM 10-Q


                             March 31, 1999



                                                                  Page No.
                                                                -----------
Part I - Financial Information:

  Financial Statements (Unaudited):

  Consolidated Balance Sheet - March 31, 1999
    and December 31, 1998                                            2 - 3

  Consolidated Statement of Earnings and Comprehensive Income
    for the three months ended March 31, 1999 and 1998                   4

  Consolidated Statement of Cash Flows for the three
    months ended March 31, 1999 and 1998                                 5

  Notes to Consolidated Financial Statements                             6

  Management's Discussion and Analysis of Financial
    Condition and Results of Operations                             7 - 11


Part II - Other Information                                        12 - 13

Signatures                                                              14

PART I - FINANCIAL INFORMATION
------------------------------

Item 1. Financial Statements
        --------------------


                   BRISTOL-MYERS SQUIBB COMPANY
               CONSOLIDATED BALANCE SHEET - ASSETS
          (Unaudited, in millions except share amounts)



                                             March 31,       December 31,
                                               1999              1998
                                           ------------      ------------

Current Assets:
  Cash and cash equivalents                     $ 2,003           $ 2,244
  Time deposits and marketable
    securities                                      280               285
  Receivables, net of allowances                  3,164             3,190

  Finished goods                                  1,229             1,209
  Work in process                                   376               236
  Raw and packaging materials                       350               428
                                             ----------        ----------
  Inventories                                     1,955             1,873

  Prepaid expenses                                1,095             1,190
                                             ----------        ----------
    Total Current Assets                          8,497             8,782
                                             ----------        ----------

Property, Plant and Equipment                     7,542             7,508

Less: Accumulated depreciation                    3,113             3,079
                                             ----------        ----------
                                                  4,429             4,429
                                             ----------        ----------

Insurance Recoverable                               509               523

Excess of cost over net tangible assets
  received in business acquisitions               1,568             1,587

Other Assets                                        983               951
                                             ----------        ----------

  Total Assets                                  $15,986           $16,272
                                             ==========        ==========

                    BRISTOL-MYERS SQUIBB COMPANY
                     CONSOLIDATED BALANCE SHEET -
                  LIABILITIES AND STOCKHOLDERS' EQUITY
             (Unaudited, in millions except share amounts)

                                               March 31,     December 31,
                                                 1999            1998
                                              -----------    ------------
Current Liabilities:
  Short-term borrowings                          $    535        $    482
  Accounts payable                                  1,271           1,380
  Accrued expenses                                  2,188           2,302
  Product liability                                   569             877
  U.S. and foreign income taxes payable               756             750
                                               ----------      ----------
    Total Current Liabilities                       5,319           5,791

Other Liabilities                                   1,548           1,541

Long-Term Debt                                      1,369           1,364
                                               ----------      ----------
    Total Liabilities                               8,236           8,696
                                               ----------      ----------
Stockholders' Equity:
  Preferred stock, $2 convertible series:
    Authorized 10 million shares; issued and
    outstanding 11,337 in 1999 and 11,684 in
    1998, liquidation value of $50 per share            -               -

  Common stock, par value of $.10 per share:
    Authorized 4.5 billion shares; issued
    2,189,316,218 in 1999 and 2,188,316,808
    in 1998                                           219             219

  Capital in excess of par value of stock           1,184           1,075

  Cumulative translation adjustment                  (721)           (622)

  Retained earnings                                13,179          12,540
                                               ----------      ----------
                                                   13,861          13,212
  Less cost of treasury stock - 203,478,771
  common shares in 1999 and 199,550,532 in 1998     6,111           5,636
                                               ----------      ----------
       Total Stockholders' Equity                   7,750           7,576
                                               ----------      ----------
  Total Liabilities and Stockholders' Equity      $15,986         $16,272
                                               ==========      ==========

                          BRISTOL-MYERS SQUIBB COMPANY
                        CONSOLIDATED STATEMENT OF EARNINGS
                            AND COMPREHENSIVE INCOME
           (Unaudited, in millions of dollars except per share amounts)


                                                         Three Months Ended
                                                              March 31,
                                                        -------------------
                                                           1999       1998
   EARNINGS                                             --------   --------
   --------

Net Sales                                                 $4,854    $4,446
                                                         -------    ------
Expenses:
   Cost of products sold                                   1,305     1,152
   Marketing, selling, administrative
      and other                                            1,121     1,048
   Advertising and product promotion                         529       571
   Research and development                                  423       383
   Provision for restructuring                                 -       125
   Gain on sale of business                                    -      (125)
                                                         -------   -------
                                                           3,378     3,154
                                                         -------   -------
Earnings Before Income Taxes                               1,476     1,292

Provision for income taxes                                   410       365
                                                         -------   -------
Net Earnings                                              $1,066     $ 927
                                                         =======   =======

Earnings Per Common Share
   Basic                                                    $.54      $.47
   Diluted                                                  $.53      $.46

Average Common Shares Outstanding (in millions)
   Basic                                                   1,985     1,987
   Diluted                                                 2,029     2,035

Dividends Per Common Share                                 $.215     $.195

   COMPREHENSIVE INCOME
   --------------------

Net Earnings                                              $1,066     $ 927

Other Comprehensive Income:
   Foreign currency translation                             (104)     (104)
   Tax effect                                                  5        16
                                                         -------   -------
   Total Other Comprehensive Income                          (99)      (88)
                                                         -------   -------
Comprehensive Income                                      $  967     $ 839
                                                         =======   =======

                  BRISTOL-MYERS SQUIBB COMPANY
              CONSOLIDATED STATEMENT OF CASH FLOWS
              (Unaudited, in millions of dollars)

                                                        Three Months Ended
                                                             March 31,
                                                     ------------------------
                                                         1999           1998
                                                     ---------      ---------
Cash Flows From Operating Activities:
      Net earnings                                     $ 1,066        $  927
      Depreciation and amortization                        167           155
      Provision for restructuring                            -           125
      Gain on sale of businesses                             -          (125)
      Other operating items                                (34)           (6)
      Receivables                                          (14)         (100)
      Inventories                                         (113)          (95)
      Accounts payable                                    (105)           89
      Accrued expenses                                    (132)            8
      Product liability                                   (318)         (169)
      Insurance recoverable                                 14            21
      Income taxes                                         258           163
      Other assets and liabilities                         (68)         (113)
                                                      --------      --------
      Net Cash Provided by Operating Activities            721           880
                                                      --------      --------
Cash Flows From Investing Activities:
      Proceeds from sales of time deposits and
      marketable securities                                 13            87
      Purchases of time deposits and marketable
      securities                                            (9)          (70)
      Additions to fixed assets                           (122)         (154)
      Proceeds from sale of business                         -           165
      Other, net                                           (28)           18
                                                      --------      --------
      Net Cash (Used in)/Provided by Investing
       Activities                                         (146)           46
                                                      --------      --------
Cash Flows From Financing Activities:
      Short-term borrowings                                 59            19
      Long-term debt                                        (4)          112
      Issuances of common stock under stock plans          (24)           70
      Purchases of treasury stock                         (410)         (625)
      Dividends paid                                      (427)         (388)
                                                      --------      --------
      Net Cash Used in Financing Activities               (806)         (812)
                                                      --------      --------

Effect of Exchange Rates on Cash                           (10)           (5)
                                                      --------      --------

(Decrease) / Increase in Cash and Cash Equivalents        (241)          109
Cash and Cash Equivalents at Beginning of Period         2,244         1,456
                                                      --------      --------
Cash and Cash Equivalents at End of Period              $2,003        $1,565
                                                      ========      ========

                        BRISTOL-MYERS SQUIBB COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (UNAUDITED)


Basis of Presentation
---------------------

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal adjustments) necessary for a fair presentation of the financial position of Bristol-Myers Squibb Company (the "Company") at March 31, 1999 and December 31, 1998, the results of operations for the three months ended March 31, 1999 and 1998, and cash flows for the three months ended March 31, 1999 and 1998. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company's 1998 Annual Report on Form 10-K.


Industry Segments
(in millions)
-----------------
                                            Three Months Ended March 31,
                                    ----------------------------------------
                                        Net Sales      Earnings Before Taxes
                                    ----------------   ---------------------
                                      1999      1998       1999       1998
                                    ------    ------     ------     ------
Medicines Products                  $3,431    $3,057     $1,001       $894
Beauty Care Products                   572       534         65         71
Nutritional Products                   449       447        101         95
Medical Devices                        402       408         72         67
Other                                    -         -        237        165
                                    ------    ------     ------     ------
Total Company                       $4,854    $4,446     $1,476     $1,292
                                    ======    ======     ======     ======



Included in earnings before taxes of each segment is a cost of capital charge. The offset to the cost of capital charge is included in Other. In addition, Other principally consists of interest income, interest expense, certain administrative expenses and allocations to the industry segments for certain corporate programs. In 1998, Other also includes the gain on sale of a business of $125 million and a provision for restructuring of $125 million.
In addition, the segment information reflects certain internal organizational changes made in 1999. Prior year data has been restated accordingly.

                 BRISTOL-MYERS SQUIBB COMPANY
          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


First Quarter Results of Operations
-----------------------------------

Industry Segments
-----------------

Worldwide sales for the first quarter of 1999 increased 9% over the prior year to $4,854 million, which included double digit or greater growth for 16 major products across all segments. The consolidated sales growth resulted from a 7% increase due to volume and a 2% increase due to changes in selling prices. Foreign exchange rate fluctuations had no effect on sales for the quarter. Domestic sales increased 13% and international sales increased 4%
(3% excluding the effect of foreign exchange). On a continuing basis, first quarter sales increased 10% over the prior year excluding divested businesses.

Sales in the medicines products segment, which is the largest segment at 71% of total company sales, increased 12% over the first quarter of 1998 to $3,431 million. Pharmaceutical sales increased 15% and consumer medicines sales increased 5%. Sales growth resulted from a 10% increase in volume, and a 2% increase in selling prices. Foreign exchange rate fluctuations had no effect on sales for the first quarter. Domestic pharmaceutical sales increased 21% and international sales increased 5%. Sales were adversely affected by economic downturns in Brazil and Mexico.

Sales of cardiovascular drugs, the largest product group in the segment, increased 15% to $921 million (14% excluding foreign exchange). Sales of PRAVACHOL*, a cholesterol-lowering agent and the Company's largest selling product, increased 9% to $486 million. Domestic sales of PRAVACHOL* increased 8% to $323 million and international sales increased 13% to $163 million (11% excluding foreign exchange). Sales of the anti-hypertensive MONOPRIL*, a second generation angiotensin converting enzyme (ACE) inhibitor with once-a-day dosing, increased 12% to $106 million. PLAVIX, a platelet aggregation inhibitor for the reduction of stroke, heart attack and vascular death in atherosclerotic patients with recent stroke, recent heart attack or peripheral arterial disease, reached sales of $88 million for the quarter. AVAPRO, an angiotensin II receptor blocker for the treatment of hypertension, had sales of $50 million. AVAPRO and PLAVIX are cardiovascular products that were launched from the Bristol-Myers Squibb and Sanofi S.A. joint venture. Sales growth for these cardiovascular products was partially offset by a 26% decline in CAPOTEN* sales due to the loss of patent exclusivity in Europe.

Sales of anti-cancer drugs increased 28% to $835 million. Sales of TAXOL(r)* (paclitaxel), the Company's leading anti-cancer agent, increased 31% to $329 million as the product continues to benefit from increased use in breast cancer and non-small cell lung cancer. In April 1999, the Company applied for regulatory approval to extend the use of TAXOL* to treat breast cancer patients following surgery. Sales of PARAPLATIN*, an anti-cancer agent used in combination


* Indicates brand names of products which are registered trademarks owned by the Company.

with other chemotherapy agents, increased 16% to $149 million. Sales in the Oncology Therapeutics Network, a specialty distributor of anti-cancer medicines and related products, increased 44% to $201 million.

Anti-infective drug sales of $633 million increased 7% over the prior year. ZERIT* and VIDEX*, the Company's two anti-retroviral agents, increased 17% to $152 million and 27% to $45 million, respectively. ZERIT* is the most commonly prescribed thymidine nucleoside reverse transcriptase inhibitor in HIV therapy in most major markets in the world. Sales of CEFZIL*, used in the treatment of respiratory infections and the treatment of sinusitis, increased 19% to $142 million. Sales of MAXIPIME*, a fourth generation injectable cephalosporin, were $30 million, an increase of 33% over the prior year. Effective January 1, 1999, Dura Pharmaceuticals, Inc. was appointed the exclusive distributor for MAXIPIME* in the United States.

Central nervous system drug sales of $268 million decreased 4% with sales in BUSPAR*, an anti-anxiety agent, and SERZONE*, an anti-depressant, decreasing 10% to $131 million, and 1% to $63 million, respectively.

GLUCOPHAGE, the leading branded oral medication for the treatment of non-insulin dependent (type 2) diabetes, continued its strong growth rate with sales increasing 55% to $282 million. In April 1999, the Company entered into an agreement with SmithKline Beecham to co-promote AVANDIA in the United States for the treatment of type 2 diabetes.

In March 1999, the Company completed a regulatory filing with the U.S. Food and Drug Administration (FDA) to gain marketing approval for ORZEL*, the first oral therapy for colorectal cancer.

Analgesic sales increased 9% to $192 million primarily due to increases in products from the Company's UPSA group including EFFERALGAN*, an effervescent analgesic, which increased 26% to $51 million. Sales of EXCEDRIN* decreased 11% to $59 million coming off significant increases in 1998 due to the launch of EXCEDRIN* MIGRAINE, the first and only non-prescription medication approved for relief of migraine pain. BUFFERIN* sales of $29 million increased 26% due to increased sales in Japan.

Medicines segment margin on earnings before taxes remained constant at 29.2%, as increases, as a percentage of sales, in cost of products sold due to a product mix shift to lower margin products were offset by decreases, as a percentage of sales, in advertising and promotion and sales force expenses.

Sales in the beauty care products segment increased 7% (8% excluding the effect of foreign exchange) to $572 million, coming off comparative growth in 1998 of 27% due to the acquisition of Redmond Products, Inc. in January 1998 and the launch of HERBAL ESSENCES* into international markets. The sales growth of 7% reflects a 6% increase due to volume, a 2% increase due to changes in selling prices and a 1% decrease due to the effect of foreign exchange. Clairol continues to be the number one hair products company in the U.S. in part due to the January 1998 acquisition of the Redmond AUSSIE* brand which has contributed $29 million to sales in the quarter. AUSSIE* KIDS, hair products for children, was launched in March 1999. HERBAL ESSENCES*, the number two brand in the U.S. shampoo/conditioner category after only three years on the market and number three in body wash after two years on the market, continued its strong growth, increasing 28% to $164 million. HERBAL ESSENCES* FACE, a line of skin care products, was launched in March 1999. Sales of DAILY DEFENSE* increased 101% to $34 million for the first quarter following its launch into international markets, and REVITALIQUE*, a new premium permanent haircolor launched in June 1998, contributed $11 million to sales.

Beauty care segment margin on earnings before taxes decreased to 11.4% from 13.3%, as increases, as a percentage of sales, in cost of products sold and advertising expenses were partially offset by decreases, as a percentage of sales, in promotional expenses.

Sales in the nutritional products segment remained at prior year levels at $449 million (an increase of 1% excluding the effect of foreign exchange). Domestic sales growth of 6% was offset by the adverse effects of economic downturns in Asian markets. Nutritional growth reflects a 1% increase due to volume and a 1% decrease due to the effect of foreign exchange. Changes in selling prices had no effect on sales for the first quarter. The Company's Mead Johnson subsidiary continues to build on its U.S. and worldwide leadership position in the infant formula market. Total infant formula sales were $318 million for the first quarter of 1999, an increase of 3% from prior year levels. ENFAMIL* increased 5% to $179 million and total specialty infant formulas increased 1% to $111 million. BOOST* an adult nutritional supplement also contributed to sales growth, increasing 16% to $23 million. In March 1999, Mead Johnson Nutritionals introduced VIACTIV* Soft Calcium Chews to address women's needs for a convenient, great-tasting calcium supplement.

Nutritional segment margin on earnings before taxes increased to 22.5% from 21.3%, as a result of decreases, as a percentage of sales, in general administrative and other marketing expenses, offset by increases, as a percentage of sales, in the cost of products sold.

Medical device segment sales increased 3% to $402 million (1% excluding the effect of foreign exchange), excluding sales from a 1998 distribution agreement with the acquirer of Zimmer's divested arthroscopy and surgical powered instrument business. On this basis sales increased 2% due to the effect of foreign exchange and 1% due to changes in selling prices. Zimmer sales increased 6% to $238 million (4% excluding foreign exchange) excluding sales from the 1998 distribution agreement. Knee joint replacement sales increased 9% to $94 million and hip replacement sales increased 8% to $71 million. ConvaTec's sales decreased 1% to $164 million (a decrease of 2% excluding foreign exchange), as sales of ostomy products decreased 4% to $102 million partially offset by increases in wound care products of 2% to $56 million.

Medical device segment margin on earnings before taxes increased to 17.9% from 16.4%, resulting from decreases, as a percentage of sales, in cost of products sold.

                    BRISTOL-MYERS SQUIBB COMPANY
              ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Cost of Products Sold and Operating Expenses
--------------------------------------------

Total costs and expenses for the quarter ended March 31, 1999, as a percentage of sales, decreased to 69.6% from 70.9%. Cost of products sold increased to 26.9% of sales from 25.9% in 1998 due to product mix shift to lower margin pharmaceutical products including GLUCOPHAGE, AVAPRO, PLAVIX and OTN sales, as well as the impact from the decrease in sales of CAPOTEN*. Expenditures for advertising and promotion in support of new and existing products decreased 7% to $529 million from $571 million primarily due to higher spending in 1998 for the PRAVACHOL* direct-to-consumer campaign, the January 1998 launch of EXCEDRIN* MIGRAINE and spending for the product launches of AVAPRO and PLAVIX. Marketing, selling, administrative and other expenses increased 7% to $1,121 million. Research and development expenditures increased 10% to $423 million from $383 million in 1998. Pharmaceutical research and development spending increased 11% over the prior year, and as a percentage of pharmaceutical sales, was 12.0% in the first quarter of 1999 and 12.5% in the first quarter of 1998. There are currently two filings pending before the U.S. Food and Drug Administration (FDA), for our anti-cancer agent ORZEL*, an oral drug for colorectal cancer, and TEQUIN*, a broad-spectrum oral quinolone antibiotic. Additional filings are expected within the year for omapatrilat, a novel antihypertensive.


Earnings
--------


Earnings before income taxes for the first quarter increased 14% to $1,476 million from $1,292 million in 1998. The effective tax rate on earnings before income taxes decreased to 27.8% in 1999 from 28.3% in 1998. The effective income tax rate has decreased due to increased income in lower tax rate jurisdictions. Net earnings increased 15% to $1,066 million from $927 million. Basic earnings per share increased 15% to $.54 from $.47 in 1998 and diluted earnings per share increased 15% to $.53 from $.46 in 1998.


Financial Position
------------------

The balance sheet at March 31, 1999 and the statement of cash flows for the three months then ended reflect the Company's strong financial position.
The Company continues to maintain a high level of working capital increasing to $3.2 billion at March 31, 1999, from $3.0 billion at December 31, 1998.

Long-Term Debt remained relatively constant, increasing slightly to $1,369 million from $1,364 million at December 1998.

Internally generated funds continue to be the Company's primary source for financing expenditures for new plant and equipment. Additions to fixed assets for the three months ended March 31, 1999 were $122 million compared to $154 million during the same period of 1998

During the three months ended March 31, 1999, the Company purchased 6.6 million shares of its common stock at a total cost of $410 million.

During the first quarter of 1998, the Company divested its BAN brand of anti-perspirants and deodorants for $165 million, resulting in a gain of $125 million before taxes. The Company also recorded a provision for restructuring of $125 million before taxes. The restructuring charge primarily related to the consolidation and closure of plants and facilities as part of the Company's on-going productivity programs.

PART II - OTHER INFORMATION
---------------------------


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

The Annual Meeting of Stockholders was held on May 4, 1999 for the purpose of:

A.   election of directors;

B. ratification of the appointment of PricewaterhouseCoopers LLP as independent accountants for the year 1999;

C.   approval to increase the number of authorized shares of Common Stock; and

D. voting on a stockholder-proposed resolution to recommend that the Board of Directors take the necessary steps to reinstate the annual election of directors.

At the meeting, 1,691,417,987 shares of the Registrant's Common and $2 Convertible Preferred Stock were represented.

The following persons were elected to the Board of Directors of the Registrant at the meeting to serve until the year 2002 Annual Meeting:

Vance D. Coffman
Ellen V. Futter
Louis W. Sullivan, M.D.


Mr. Coffman received 1,664,609,135 votes for election, votes were withheld on proxies for 26,808,852 shares and there were no broker non-votes. Ms. Futter received 1,665,072,808 votes for election, votes were withheld on proxies for 26,345,179 shares and there were no broker non-votes. Dr. Sullivan received 1,663,682,348 votes for election, votes were withheld on proxies for 27,735,639 shares and there were no broker non-votes.

Robert E. Allen, Lewis B. Campbell, Laurie H. Glimcher, M.D. and James D. Robinson III continue as directors with terms expiring at the 2000 Annual Meeting. Louis V. Gerstner, Jr., Charles A. Heimbold, Jr. Leif Johansson and Kenneth E. Weg continue as directors with terms expiring at the year 2001 Annual Meeting.

The appointment of PricewaterhouseCoopers LLP was ratified by a vote of 1,680,808,862 shares in favor of the appointment, with 4,135,703 shares voting against, 6,473,418 shares abstaining and there were 4 broker non-votes.


An increase in the number of authorized shares of Common Stock was approved by a vote of 1,561,315,391 shares in favor of the increase, with 121,090,888 shares voting against, 9,011,703 shares abstaining and 5 broker non-votes.

The stockholder-proposed resolution to recommend that the Board of Directors take the necessary steps to reinstate the annual election of directors received a vote of 770,302,452 shares in favor, with 641,481,177 shares voting against, 25,328,539 shares abstaining and 254,305,819 broker non-votes.


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

a) Exhibits (listed by number corresponding to the Exhibit Table of Item 601 in Regulation S-K).


     Exhibit Number and Description                                   Page
     ------------------------------                                  -------

     27.  Bristol-Myers Squibb Company Financial Data Schedule.       E-27-1


b) Reports on Form 8-K.

     The Registrant did not file any reports on Form 8-K during the quarter ended March 31, 1999.

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




                                          BRISTOL-MYERS SQUIBB COMPANY
                                       ----------------------------------
                                                    (Registrant)





Date:     May 14, 1999                 /s/ Harrison M. Bains, Jr.
                                       ----------------------------------
                                       Harrison M. Bains, Jr.
                                       Vice President and Treasurer






Date:     May 14, 1999                 /s/ Frederick S. Schiff
                                       ----------------------------------
                                       Frederick S. Schiff
                                       Vice President Financial Operations
                                            and Controller