Form 10-Q
period 1999-06-30
BRISTOL MYERS SQUIBB CO
filed 1999-08-13
CIK 14272

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549


                                 FORM 10-Q


          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934


               FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999


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

Yes  [ X ]            No  [    ]



At June 30, 1999, there were 1,986,075,102 shares outstanding of the Registrant's $.10 par value Common Stock.

                    BRISTOL-MYERS SQUIBB COMPANY

                         INDEX TO FORM 10-Q

                            June 30, 1999




                                                                Page No.

Part I - Financial Information:

Financial Statements (Unaudited):

Consolidated Balance Sheet - June 30, 1999 and December  31,      2 - 3
1998

Consolidated Statement of Earnings and Comprehensive  Income
for the three and six months ended June 30, 1999 and 1998             4

Consolidated Statement of Cash Flows for the six months ended
June 30, 1999 and 1998                                                5

Management's Discussion and Analysis of Financial  Condition
and Results of Operations                                        6 - 12


Part II - Other Information                                          13

Signatures                                                           14

PART I  FINANCIAL INFORMATION
-----------------------------

Item 1.  Financial Statements
-----------------------------


                     BRISTOL-MYERS SQUIBB COMPANY
                  CONSOLIDATED BALANCE SHEET - ASSETS
             (Unaudited, in millions except share amounts)





                                                 June 30,   December 31,
                                                    1999         1998
Current Assets:
Cash and cash equivalents                          $2,081      $2,244
Time deposits and marketable securities               267         285
Receivables, net of allowances                      3,218       3,190

Finished goods                                      1,402       1,209
Work in process                                       336         236
Raw and packaging materials                           306         428
Inventories                                         2,044       1,873
Prepaid expenses                                    1,048       1,190

  Total Current Assets                              8,658       8,782

Property, Plant and Equipment                       7,613       7,508
Less: Accumulated depreciation                      3,158       3,079

Net Property, Plant and Equipment                   4,455       4,429

Insurance Recoverable                                 504         523
Excess of cost over net tangible assets received
in business acquisitions                            1,590       1,587
Other Assets                                        1,007         951

Total Assets                                      $16,214     $16,272

                    BRISTOL-MYERS SQUIBB COMPANY
                    CONSOLIDATED BALANCE SHEET -
                LIABILITIES AND STOCKHOLDERS' EQUITY
            (Unaudited, in millions except share amounts)





                                                    June 30,  December 31,
                                                      1999       1998
Current Liabilities:
Short-term borrowings                                 $546       $482
Accounts payable                                     1,373      1,380
Accrued expenses                                     2,160      2,302
Product liability                                      566        877
U.S. and foreign income taxes payable                  722        750

  Total Current Liabilities                          5,367      5,791
Other Liabilities                                    1,460      1,541
Long-Term Debt                                       1,327      1,364

  Total Liabilities                                  8,154      8,696

Stockholders' Equity:
Preferred stock, $2 convertible series:
     Authorized  10 million shares;  issued  and
     outstanding  11,284 in 1999 and  11,684  in         -          -
     1998, liquidation value of $50 per share
Common stock, par value of $.10 per share:
     Authorized   4.5  billion  shares;   issued
     2,190,336,925 in 1999 and 2,188,316,808  in       219        219
     1998
Capital in excess of par value of stock              1,291      1,075
Cumulative translation adjustment                    (783)      (622)
Retained earnings                                   13,705     12,540
                                                    14,432     13,212
Less  cost of treasury stock 204,261,823  common
shares in 1999 and 199,550,532 in 1998               6,372      5,636

Total Stockholders' Equity                           8,060      7,576

Total Liabilities and Stockholders' Equity         $16,214    $16,272

                    BRISTOL-MYERS SQUIBB COMPANY
                 CONSOLIDATED STATEMENT OF EARNINGS
                      AND COMPREHENSIVE INCOME
    (Unaudited, in millions of dollars except per share amounts)




                                      Three Months       Six Months
                                     Ended June 30,    Ended June 30,
                                     1999      1998     1999     1998
EARNINGS

Net Sales                          $4,920    $4,430   $9,774   $8,876

Expenses:
Cost of products sold               1,361     1,206    2,666    2,358
Marketing,selling,                  1,122     1,034    2,243    2,082
administrative and other
Advertising and product               666       642    1,195    1,213
promotion
Research and development              453       384      876      767
Provision for restructuring             -        76        -      201
Gain on sale of businesses              -      (76)        -    (201)
                                    3,602     3,266    6,980    6,420
Earnings Before Income Taxes        1,318     1,164    2,794    2,456
Provision for income taxes            366       329      775      694

Net Earnings                         $952      $835   $2,019   $1,762

Earnings Per Common Share
   Basic                             $.48      $.42    $1.02     $.89
   Diluted                           $.47      $.41    $1.00     $.87
Average Common Shares
Outstanding (in millions)
   Basic                            1,984     1,987    1,985    1,987
   Diluted                          2,027     2,031    2,027    2,033

Dividends Per Common Share          $.215     $.195     $.43     $.39

COMPREHENSIVE INCOME

Net Earnings                         $952      $835   $2,019   $1,762

Other Comprehensive Income:
Foreign currency translation         (65)        17    (169)     (87)
Tax effect                              3      (11)        8        5

Total Other Comprehensive Income     (62)         6    (161)     (82)

Comprehensive Income                 $890      $841   $1,858   $1,680

                       BRISTOL-MYERS SQUIBB COMPANY
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                    (Unaudited, in millions of dollars)

                                                     Six Months Ended
                                                         June 30,
                                                      1999       1998
Cash Flows From Operating Activities:
Net earnings                                        $2,019     $1,762
Depreciation and amortization                          331        301
Provision for restructuring                              -        201
Gain on sale of businesses                               -      (201)
Other operating items                                 (65)         22
Receivables                                          (115)      (215)
Inventories                                          (229)       (84)
Accounts payable                                        16         79
Accrued expenses                                     (160)      (271)
Product liability                                    (432)      (381)
Insurance recoverable                                   19         25
Income taxes                                           348        187
Other assets and liabilities                         (146)       (67)

Net Cash Provided by Operating Activities            1,586      1,358

Cash Flows From Investing Activities:
Proceeds  from  sales  of  time  deposits   and         22        167
marketable securities
Purchases   of  time  deposits  and  marketable        (3)      (137)
securities
Additions to fixed assets                            (299)      (365)
Proceeds from sale of business                           -        406
Acquisition of businesses                                -       (67)
Other, net                                            (59)         16

Net  Cash  (Used  in) / Provided  by  Investing      (339)         20
Activities

Cash Flows From Financing Activities:
Short-term borrowings                                   87       (89)
Long-term debt                                        (34)         70
Issuances of common stock under stock plans            (2)         98
Purchases of treasury stock                          (633)    (1,126)
Dividends paid                                       (854)      (776)

Net Cash Used in Financing Activities              (1,436)    (1,823)

Effect of Exchange Rates on Cash                        26        (6)

Decrease in Cash and Cash Equivalents                (163)      (451)
Cash  and  Cash  Equivalents  at  Beginning  of      2,244      1,456
Period

Cash and Cash Equivalents at End of Period          $2,081     $1,005

                       BRISTOL-MYERS SQUIBB COMPANY
              ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                (UNAUDITED)


Basis of Presentation
---------------------

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal adjustments) necessary for a fair presentation of the financial position of Bristol-Myers Squibb Company (the "Company") at June 30, 1999 and December 31, 1998, the results of operations for the three and six months ended June 30, 1999 and 1998, and cash flows for the six months ended June 30, 1999 and 1998. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company's 1998 Annual Report on Form 10-K.

Second Quarter Results of Operations
------------------------------------

Worldwide sales for the second quarter of 1999 increased 11% over the prior year to $4,920 million. The consolidated sales growth resulted from a 10% increase due to volume, a 2% increase due to changes in selling prices and a 1% decrease due to foreign exchange rate fluctuations. U.S. sales increased 19% and international sales remained at prior year levels (an increase of 3% excluding the effect of foreign exchange).

Sales in the medicines products segment, which is the largest segment at 70% of total Company sales, increased 15% over the second quarter of 1998 to $3,435 million. Worldwide pharmaceutical sales increased 17% with U.S. pharmaceutical sales up 29% over the prior year. Sales growth in the second quarter resulted from a 14% increase in volume, a 2% increase in selling prices and a 1% decrease due to foreign exchange rate fluctuations.

Sales of cardiovascular drugs, the largest product group in the segment, increased 20% to $881 million (22% excluding foreign exchange). Sales of PRAVACHOL*, the Company's largest selling product, increased 5% to $380 million. Sales of the anti-hypertensive MONOPRIL*, a second generation angiotensin converting enzyme (ACE) inhibitor, increased 9% to $116 million. PLAVIX, a platelet aggregation inhibitor for the reduction of stroke, heart attack and vascular death in atherosclerotic patients with recent stroke, recent heart attack or peripheral arterial disease, had sales of $128 million for the quarter. AVAPRO, an angiotensin II receptor blocker for the treatment of hypertension, had sales of $64 million. AVAPRO and PLAVIX are cardiovascular products that were launched from the Bristol-Myers Squibb and Sanofi S.A. joint venture. In May 1999, the Company and Sanofi S.A. announced the availability in the U.S. of the anti-hypertensive AVALIDE, an angiotensin II receptor blocker combined with a thiazide diuretic. Sales growth for these cardiovascular products was partially offset by an 18% decline in CAPOTEN* sales due to the loss of patent exclusivity in international markets.



* Indicates brand names of products which are registered trademarks owned by the Company.

Sales of anti-cancer drugs increased 19% to $852 million. Sales of TAXOL* (paclitaxel), the Company's leading anti-cancer agent, increased 19% to $362 million as the product continues to benefit from increased use in ovarian, breast and non-small cell lung cancer. In April 1999, the Company applied for regulatory approval to extend the use of TAXOL* to treat breast cancer patients following surgery. In June 1999, the Company submitted a regulatory application to the Food and Drug Administration
(FDA) to gain marketing approval for TAXOL* injection in combination with Genentech, Inc's Herceptin r as first-line therapy for women with metastatic breast cancer. Also in June, the Company filed for European marketing authorization to the Dutch Health Authorities for the use of TAXOL* for the adjuvant treatment of node-positive breast cancer. Sales of PARAPLATIN*, an anti-cancer agent used in combination with other chemotherapy agents, increased 11% to $138 million. Sales from Oncology Therapeutics Network (OTN), a specialty distributor of anti-cancer medicines and related products, increased 41% to $219 million.

Anti-infective drug sales of $584 million increased 2% over the prior year. ZERIT* and VIDEX*, the Company's two anti-retroviral agents, increased 19% to $151 million and 41% to $55 million, respectively. ZERIT* is one of the most commonly prescribed thymidine nucleoside reverse transcriptase inhibitor in HIV therapy in most major markets in the world. During the quarter, the European Union gave a mutual recognition agreement on the once-daily dosing of VIDEX* for the treatment of HIV. International sales of MAXIPIME*, a fourth generation injectable cephalosporin, increased 19% to $32 million in the quarter. Effective January 1, 1999, Dura Pharmaceuticals, Inc. was appointed the exclusive distributor for MAXIPIME* in the United States.

The Company is committing $100 million over the next five years in connection with the Secure the Future program, whose goals are to speed research, train doctors and enhance community outreach to fight HIV/AIDS in Southern Africa.

Central nervous system drug sales of $306 million increased  26%
with  sales of BUSPAR*, an anti-anxiety agent, and SERZONE*,  an anti-depressant, increasing 57% to $132 million, and 18% to  $84 million, respectively.

GLUCOPHAGE, the leading branded oral medication for the treatment of non-insulin dependent (type 2) diabetes, continued its strong growth rate with sales increasing 47% to $350 million. In May 1999, the FDA approved AVANDIA in combination with GLUCOPHAGE for the treatment of type 2 diabetes. AVANDIA is a product of SmithKline Beecham, and is being co-promoted by Bristol-Myers Squibb Company in the United States.

Analgesic sales decreased 2% to $168 million. EXCEDRIN* sales increased 6% to $53 million and sales of EFFERALGAN*, an effervescent analgesic sold primarily in France, decreased 6% to $34 million.

Earnings before taxes for the medicines products segment increased 19% to $893 million in 1999. As a percentage of sales, earnings before taxes for this segment improved to 26.0% in 1999 from 25.2% in 1998. Advertising and promotion, and sales force expenses improved, as a percentage of sales, partially offset by increases in cost of goods sold, as a percentage of sales.

Sales  in  the  beauty care products segment  increased  4%  (5%
excluding the effect of foreign exchange) to $626 million. Sales growth in the second quarter resulted from a 3% increase in volume, a 2% increase in selling prices and a 1% decrease due to foreign exchange rate fluctuations. Clairol continues to be the number one hair products company in the U.S. The introduction of a demand management manufacturing system slowed shipments during the quarter. HERBAL ESSENCES*, the number two brand in the U.S. shampoo/conditioner category and number three in the body wash category, continued its strong growth, increasing 16% to $159 million. HERBAL ESSENCES FACIAL CARE*, a line of skin care products, was launched in March 1999, and contributed $6 million in second quarter sales. AUSSIE* products contributed $33 million to second quarter sales, an increase of 22%. AUSSIE LAND*, hair products for children, was launched in March 1999 and contributed $7 million to second quarter sales. Sales of DAILY DEFENSE* increased 100% to $30 million for the second quarter, following its launch into international markets. Earnings before taxes for the beauty care segment decreased to $44 million in 1999 from $89 million in 1998, primarily due to the introduction of a demand management manufacturing system.

Sales in the nutritional products segment increased 4% to $438 million (6% excluding the effect of foreign exchange). U.S. sales increased 7% and international sales decreased 1% primarily due to market conditions in Asia. Sales growth in the second quarter resulted from a 4% increase in volume, a 2% increase in selling prices and a 2% decrease due to foreign exchange rate fluctuations. The Company's Mead Johnson subsidiary continues to build on its U.S. and worldwide leadership position in the infant formula market. ENFAMIL*, the Company's largest-selling infant formula, recorded sales of $163 million, a 5% increase over the prior year. BOOST*, an adult nutritional supplement, also contributed to sales growth, increasing 45% to $29 million. In March 1999, Mead Johnson Nutritionals introduced VIACTIV* Soft Calcium Chews to address the need for a convenient, great-tasting calcium supplement for women. Sales of VIACTIV* reached $6 million in the second quarter. Earnings before taxes for the nutritional segment decreased to $71 million in 1999 from $74 million in 1998, and as a percentage of sales, decreased to 16.2% in 1999 from 17.5% in 1998 primarily due to market conditions in Asia.

Medical device segment sales increased 4% to $421 million, excluding sales from a 1998 distribution agreement with the acquirer of Zimmer's divested arthroscopy and powered surgical instrument business. On this basis, medical device sales increased 5% due to volume and decreased 1% due to changes in selling prices. Fluctuations in foreign exchange had no effect on medical devices sales. Zimmer sales on this same basis increased 7% to $240 million (6% excluding foreign exchange). Knee joint replacement sales increased 12% to $95 million and hip replacement sales increased 9% to $72 million. ConvaTec sales increased 1% to $180 million (2% excluding foreign exchange). Sales of ostomy products increased 2% to $116 million partially offset by a decrease in wound care products of 3% to $56 million. Earnings before taxes for the medical device segment increased 12% to $91 million in 1999 from $81 million in 1998 and, as a percentage of sales, increased to 21.6% in 1999 from 19.4% in 1998, primarily due to improved manufacturing efficiencies.

Operating Expenses
------------------

Total expenses for the quarter ended June 30, 1999, as a percentage of sales, decreased to 73.2% from 73.7% in 1998. Cost of products sold, as a percentage of sales, increased to 27.7% from 27.2% in 1998 due to revenue growth of OTN which carries significantly lower margins. Expenditures for advertising and promotion in support of new and existing products increased 4%
to   $666   million  from  $642  million.   Marketing,  selling,
administrative  and  other  expenses  increased  9%  to   $1,122
million. Research and development expenditures increased 18% to $453 million from $384 million in 1998. Pharmaceutical research and development spending increased 19% over the prior year, and as a percentage of pharmaceutical sales, was 12.7% in the second quarter of 1999 and 12.6% in the second quarter of 1998. In research and development highlights this quarter, data on the Company's new novel cardiovascular agent in Phase II trials, VANLEV* (omapatrilat), were presented at the American Society
of  Hypertension.   The  Phase II results  showed  that  use  of
VANLEV* was effective in reducing both systolic (top number) and diastolic (bottom number) blood pressure. The Company plans to file for regulatory approval for VANLEV* with the FDA by the end of the year with worldwide regulatory filings to follow. The
Company is also awaiting marketing approval from the FDA for ORZEL* (UFT), an oral therapy for colorectal cancer, and TEQUIN* (gatifloxacin), a broad-spectrum quinolone antibiotic for the treatment of multiple common infections, including those of the respiratory tract.

Earnings
--------

Earnings before income taxes for the second quarter increased 13% to $1,318 million from $1,164 million in 1998. The effective tax rate on earnings before income taxes decreased to 27.8% in 1999 from 28.3% in 1998. The decrease in the effective tax rate is due to increased earnings from lower tax rate jurisdictions. Net earnings increased 14% to $952 million from $835 million in 1998. Basic earnings per share increased 14% to $.48 from $.42 in 1998 and diluted earnings per share increased 15% to $.47 from $.41 in 1998.

Six Months Results of Operations
--------------------------------

Worldwide sales for the first six months of 1999 increased 10% (11% excluding the effect of foreign exchange) over the prior year to $9,774 million. The consolidated sales growth resulted from a 9% increase due to volume, a 2% increase due to changes in selling prices and a 1% decrease due to the effect of foreign exchange. U.S. sales increased 16% and international sales increased 2% (3% excluding the effect of foreign exchange).

Sales in the medicines products segment increased 14% over the prior year to $6,865 million. Worldwide pharmaceutical sales increased 16% with U.S. pharmaceutical sales up 25% over the prior year. Sales growth for the six months resulted from a 12% increase in volume, a 2% increase in selling prices and no effect from foreign exchange rate fluctuations.

Cardiovascular drug sales of $1,802 million increased 17% from the prior year. PRAVACHOL* increased 7% to $866 million and MONOPRIL* increased 10% to $222 million. PLAVIX had sales of $216 million for the six months and AVAPRO had sales of $114 million. Sales growth for these products was partially offset by a 22% decline in CAPOTEN* sales, due to the loss of patent exclusivity in international markets. Sales of anti-cancer drugs increased 24% to $1,687 million due to strong sales of TAXOL* and PARAPLATIN* which increased 24% to $692 million and 13% to $287 million, respectively. Sales from OTN increased 42% to $420 million. Anti-infective drug sales increased 5% to $1,217 million as ZERIT* and VIDEX* recorded gains of 18% to $302 million and 34% to $99 million, respectively. International sales of MAXIPIME* increased 24% to $62 million for the six months and sales of CEFZIL* increased 12% to $220 million. Sales of central nervous system drugs increased 10% to $574 million as BUSPAR* and SERZONE* increased 15% to $264 million and 9% to $147 million, respectively. GLUCOPHAGE continued its strong growth and increased 51% to $631 million. Analgesic sales of $360 million increased 3% primarily due to increases in EFFERALGAN* of 11% to $84 million and DAFALGAN* of 16% to $36 million partially offset by decreases in EXCEDRIN* of 3% to $112 million, coming off significant increases in 1998 due to the launch of EXCEDRIN MIGRAINE*.

Earnings  before  taxes  for  the  medicines  products   segment
increased  15%  to $1,894 million in 1999.  As a  percentage  of sales, earnings before taxes for this segment improved to  27.6%
in 1999 from 27.2% in 1998.

Sales  in  the  beauty care products segment  increased  5%  (6%
excluding the effect of foreign exchange) to $1,198 million. Sales growth resulted from a 4% increase in volume, a 2% increase in selling prices and a 1% decrease due to foreign exchange rate fluctuations. HERBAL ESSENCES* continued its strong growth, increasing 21% to $323 million. HERBAL ESSENCES FACIAL CARE* contributed $12 million in six month sales. AUSSIE* products contributed $61 million, an increase of 22%, and sales of DAILY DEFENSE* increased 100% to $64 million for the six months. Earnings before taxes for the beauty care segment decreased to $109 million in 1999 from $161 million in 1998, primarily due to the introduction of a demand management manufacturing system.

Sales in the nutritional products segment increased 2% to $888 million (3% excluding the effect of foreign exchange). Sales growth for the six months resulted from a 2% increase in volume, a 1% increase in selling prices and a 1% decrease due to foreign exchange rate fluctuations. Total infant formula sales increased 2% to $605 million. ENFAMIL* recorded sales of $350 million, a 6% increase over the prior year. BOOST*, an adult nutritional supplement, increased 30% to $52 million. Six month sales of VIACTIV* were $9 million. Earnings before taxes for the nutritional segment were $172 million in 1999 compared to $169 million in 1998 and, as a percentage of sales, were 19.4% in both 1999 and 1998.

Medical device segment sales increased 4% to $823 million, excluding sales from a 1998 distribution agreement with the acquirer of Zimmer's divested arthroscopy and powered surgical instrument business. On this basis, medical device sales increased 3% due to volume and 1% due to foreign exchange with no effect from price changes. Zimmer sales on the same basis increased 7% to $478 million. Knee joint replacement sales increased 10% to $189 million and hip replacement sales increased 8% to $143 million. ConvaTec remained at prior year levels of $344 million as sales of ostomy products increased 2% to $224 million and wound care products decreased 2% to $111 million. Earnings before taxes for the medical devices segment increased 10% to $163 million in 1999 from $148 million in 1998 and, as a percentage of sales, improved to 19.8% in 1999 from 17.9% in 1998, resulting from a decrease, as a percentage of sales, in cost of products sold.

Operating Expenses
------------------

Total expenses for the six months ended June 30, 1999, as a percentage of sales, decreased to 71.4% from 72.3% in 1998. Cost of products sold increased to 27.3% of sales from 26.6% in 1998
primarily  due  to  revenue  growth of  OTN.   Expenditures  for
advertising and promotion in support of new and existing products decreased 1% to $1,195 million from $1,213 million in 1998. Marketing, selling, administrative and other expenses increased 8% to $2,243 million from $2,082 million in 1998. Research and development expenditures increased 14% to $876 million from $767 million in 1998. Pharmaceutical research and development spending increased 15% over the prior year, and as a percentage of pharmaceutical sales, was 12.4% compared to 12.6%
in the same period of 1998.

Earnings
--------

Earnings before income taxes for the six months increased 14% to $2,794 million from $2,456 million in 1998. The effective tax rate on earnings before income taxes decreased to 27.8% in 1999 from 28.3% in 1998. Net earnings increased 15% to $2,019 million from $1,762 million in 1998. Basic earnings per share increased 15% to $1.02 from $.89 in 1998 and diluted earnings per share increased 15% to $1.00 from $.87 in 1998.

Financial Position
------------------

The balance sheet at June 30, 1999 and the statement of cash flows for the six months then ended reflect the Company's strong financial position. The Company continues to maintain a high level of working capital, increasing to $3.3 billion at June 30, 1999, from $3.0 billion at December 31, 1998.

Long-Term Debt decreased slightly to $1,327 million from  $1,364 million at December 1998.

Internally generated funds continue to be the Company's primary source for financing expenditures for new plant and equipment. Net cash provided by Operating Activities increased 17% to $1,586 million in 1999. Additions to fixed assets for the six months ended June 30, 1999 were $299 million compared to $365 million during the same period of 1998.

During the six months ended June 30, 1999, the Company purchased
10.2 million shares of its common stock at a total cost of $633 million.

During the first quarter of 1998, the Company divested its BAN brand of anti-perspirants and deodorants for $165 million, resulting in a gain of $125 million before taxes. During the second quarter, the Company divested A/S GEA, a Denmark-based generic drug business, and Hexachimie, a fine chemical manufacturer based in France, resulting in a combined gain of $76 million before taxes. The Company recorded provisions for restructuring of $125 million before taxes in the first quarter and $76 million before taxes in the second quarter. The restructuring charges primarily related to the consolidation and closure of plants and facilities as part of the Company's on-going productivity programs.

Business Segments
-----------------



                                 Three Months Ended June 30,

                              Net Sales          Earnings Before
                                                       Taxes
(in millions)              1999        1998       1999       1998

Medicines Products       $3,435      $2,987       $893       $753
Beauty Care Products        626         603         44         89
Nutritional Products        438         423         71         74
Medical Devices             421         417         91         81
Other                         -           -        219        167
Total Company            $4,920      $4,430     $1,318     $1,164




                                  Six Months Ended June 30,

                              Net Sales          Earnings Before
                                                       Taxes
(in millions)              1999        1998       1999       1998

Medicines Products       $6,865      $6,044     $1,894     $1,646
Beauty Care Products      1,198       1,137        109        161
Nutritional Products        888         870        172        169
Medical Devices             823         825        163        148
Other                         -           -        456        332
Total Company            $9,774      $8,876     $2,794     $2,456



Included in earnings before taxes of each segment is a cost of capital charge. The offset to the cost of capital charge is included in Other. In addition, Other principally consists of interest income, interest expense, certain administrative expenses and allocations to the industry segments for certain corporate programs. In the second quarter of 1998, Other also includes the gain on sale of a business of $76 million and a provision for restructuring of $76 million. For the first six months of 1998, Other also includes the gain on sale of businesses of $201 million and a provision for restructuring of $201 million. In addition, the segment information reflects certain internal organizational changes made in 1999. Prior year data have been restated accordingly.

PART II - OTHER INFORMATION
---------------------------


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

a) Exhibits (listed by number corresponding to the Exhibit Table of Item 601 in Regulation S-K).


   Exhibit Number and Description                         Page
   -------------------------------                        -----

   27.  Bristol-Myers Squibb Company Financial Data ScheduleE-27-1


b) Reports on Form 8-K.

The Registrant did not file any reports on Form 8-K during the quarter ended June 30, 1999.

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






                                 BRISTOL-MYERS SQUIBB COMPANY
                                         (Registrant)







Date: August 13, 1999              /s/ Harrison M. Bains, Jr.

                                       Harrison M. Bains, Jr.
                                   Vice President and Treasurer







Date: August 13, 1999              /s/ Frederick S. Schiff

                                       Frederick S. Schiff
                                 Vice President Financial Operations
                                          and Controller