Form 10-Q
period 1999-09-30
BRISTOL MYERS SQUIBB CO
filed 1999-11-12
CIK 14272

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549


                                 FORM 10-Q


          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934


             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999


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

Yes  [ X ]            No  [    ]



At September 30, 1999, there were 1,983,692,284 shares outstanding of the Registrant's $.10 par value Common Stock.

                    BRISTOL-MYERS SQUIBB COMPANY

                         INDEX TO FORM 10-Q

                         September 30, 1999



Part I - Financial Information:                                Page

Item 1.

Financial Statements (Unaudited):

Consolidated Balance Sheet - September 30, 1999 and December     2 - 3
31, 1998

Consolidated Statement of Earnings and Comprehensive  Income
for the three and nine months ended September 30, 1999 and         4
1998

Consolidated  Statement of Cash Flows for  the  nine  months
ended September 30, 1999 and 1998                                  5

Notes to Condensed Consolidated Financial Statements             6 - 7

 Report of Independent Accountants                                 8

Item 2.

 Management's   Discussion  and  Analysis   of   Financial    9 - 17
 Condition and Results of Operations

Part II - Other Information

Item 1.

 Legal Proceedings                                           18 - 19

Item 6.

 Exhibits and Reports on Form 8-K                                 20

Signatures                                                        21

PART I  FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements
-----------------------------


                     BRISTOL-MYERS SQUIBB COMPANY
                  CONSOLIDATED BALANCE SHEET - ASSETS
             (Unaudited, in millions except share amounts)




                                               September   December
                                               30, 1999    31, 1998
                                               ---------- ----------

Current Assets:
Cash and cash equivalents                          $2,455      $2,244
Time deposits and marketable securities               235         285
Receivables, net of allowances                      3,306       3,190
Inventories                                         2,052       1,873
Prepaid expenses                                      909       1,190
                                                ---------   ---------

  Total Current Assets                              8,957       8,782
                                                ---------   ---------

Property, Plant and Equipment, net                  4,489       4,429

Insurance Recoverable                                 466         523
Excess of cost over net tangible assets arising
         from business acquisitions                 1,550       1,587
Other Assets                                        1,150         951
                                                ---------   ---------

Total Assets                                      $16,612     $16,272
                                                =========   =========

                    BRISTOL-MYERS SQUIBB COMPANY
                    CONSOLIDATED BALANCE SHEET -
                LIABILITIES AND STOCKHOLDERS' EQUITY
            (Unaudited, in millions except share amounts)




                                                September   December
                                                30, 1999    31, 1998
                                                ---------   ---------

Current Liabilities:
Short-term borrowings                               $  512     $  482
Accounts payable                                     1,506      1,380
Accrued expenses                                     2,309      2,302
Product liability                                      378        877
U.S. and foreign income taxes payable                  696        750
                                                    ------   --------

        Total Current Liabilities                    5,401      5,791

Other Liabilities                                    1,439      1,541
Long-Term Debt                                       1,331      1,364
                                                    ------   --------


  Total Liabilities                                  8,171      8,696
                                                    ------   --------


Stockholders' Equity:
Preferred stock, $2 convertible series:
     Authorized  10 million shares; issued  and
     outstanding 11,153 in 1999 and  11,684  in          -          -
     1998, liquidation value of $50 per share
Common stock, par value of $.10 per share:
     Authorized  4.5  billion  shares;   issued
     2,190,910,985 in 1999 and 2,188,316,808 in        219        219
     1998
Capital in excess of par value of stock              1,394      1,075
Other Comprehensive Income                            (796)     (622)
Retained earnings                                   14,374     12,540
                                                    ------   --------

                                                    15,191     13,212
Less  cost  of  treasury  stock  -  207,218,701
common shares in 1999 and 199,550,532 in 1998        6,750      5,636
                                                    ------   --------


Total Stockholders' Equity                           8,441      7,576
                                                    ------   --------


Total Liabilities and Stockholders' Equity         $16,612    $16,272
                                                   =======    =======

                    BRISTOL-MYERS SQUIBB COMPANY
                 CONSOLIDATED STATEMENT OF EARNINGS
                      AND COMPREHENSIVE INCOME
          (Unaudited, in millions except per share amounts)


                                    Three Months       Nine Months
                                        Ended             Ended
                                    September 30,      September 30,
                                  -----------------  ----------------

EARNINGS                             1999      1998     1999     1998
--------                          -------   -------  -------  -------


Net Sales                          $5,040    $4,523  $14,814  $13,399
                                   ------    ------  -------  -------


Expenses:
Cost of products sold               1,402     1,191    4,068    3,549
Marketing,selling, administrative   1,095     1,034    3,338    3,116
     and other
Advertising and product promotion     573       554    1,768    1,767
Research and development              452       398    1,328    1,165
Provision for restructuring             -         -        -      201
Gain on sale of businesses              -         -        -     (201)
                                   ------    ------  -------  -------

                                    3,522     3,177   10,502    9,597
                                   ------    ------  -------  -------

Earnings Before Income Taxes        1,518     1,346    4,312    3,802

Provision for income taxes            421       380    1,197    1,074
                                   ------    ------  -------  -------


Net Earnings                       $1,097      $966   $3,115   $2,728
                                   ======    ======   ======   ======

Earnings Per Common Share
Basic                                $.55      $.49    $1.57    $1.37
Diluted                              $.54      $.47    $1.54    $1.34

Average Common Shares Oustanding
      Basic                         1,984     1,988    1,985    1,987
      Diluted                       2,028     2,030    2,027    2,032

Dividends Per Common Share          $.215     $.195    $.645    $.585

COMPREHENSIVE INCOME
--------------------


Net Earnings                       $1,097      $966   $3,115   $2,728

Other Comprehensive Income:
Foreign currency translation          (18)      (68)    (187)    (155)
Tax effect                              5         6       13       11
                                   ------    ------  -------  -------


Total Other Comprehensive Income      (13)      (62)    (174)    (144)
                                  -------   -------  -------  -------


Comprehensive Income               $1,084      $904   $2,941   $2,584
                                   ======    ======   ======   ======

                       BRISTOL-MYERS SQUIBB COMPANY
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                         (Unaudited, in millions)
                                                  Nine Months Ended
                                                    September 30,
                                                  -----------------

                                                   1999       1998
                                                  ------     ------

Cash Flows From Operating Activities:
Net earnings                                        $3,115     $2,728
Depreciation and amortization                          489        457
Provision for restructuring                              -        201
Gain on sale of businesses                               -       (201)
Other operating items                                  (59)        27
Receivables                                           (208)      (262)
Inventories                                           (245)       (81)
Accounts payable                                       (21)        89
Accrued expenses                                       (53)      (242)
Product liability                                     (622)      (493)
Insurance recoverable                                   57         89
Income taxes                                           478        468
Other assets and liabilities                           (79)      (103)
                                                 ---------  ---------
      Net Cash Provided by Operating Activities      2,852      2,677
                                                 ---------  ---------
Cash Flows From Investing Activities:
Proceeds from sales of time deposits and                51        225
    marketable securities
Purchases of time deposits and marketable               (1)      (195)
   securities
Additions to fixed assets                             (455)      (537)
Proceeds from sale of business                           -        413
Acquisition of businesses                                -        (67)
Other, net                                              (9)        10
                                                 ---------  ---------
      Net Cash Used in Investing Activities           (414)      (151)
                                                 ---------  ---------
Cash Flows From Financing Activities:
Short-term borrowings                                   27        (30)
Long-term debt                                         (12)        69
Issuances of common stock under stock plans             (7)       129
Purchases of treasury stock                           (915)    (1,448)
Dividends paid                                      (1,281)    (1,163)
                                                 ---------  ---------
      Net Cash Used in Financing Activities         (2,188)    (2,443)
                                                 ---------  ---------

Effect of Exchange Rates on Cash                       (39)        (8)
                                                 ---------  ---------
Increase in Cash and Cash Equivalents                  211         75
Cash and Cash Equivalents at Beginning of            2,244      1,456
     Period                                      ---------  ---------

Cash and Cash Equivalents at End of Period          $2,455     $1,531
                                                 =========  =========

                       BRISTOL-MYERS SQUIBB COMPANY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Unaudited, in millions except per share amounts)


Note 1:   Basis of Presentation
-------------------------------

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal adjustments) necessary for a fair presentation of the financial position of Bristol-Myers Squibb Company (the "Company") at September 30, 1999 and December 31, 1998, the results of operations for the three and nine months ended September 30, 1999 and 1998, and cash flows for the nine months ended September 30, 1999 and 1998. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company's 1998 Annual Report on Form 10-K. PricewaterhouseCoopers LLP, the Company's independent auditors, have performed a review of the unaudited consolidated financial statements included herein, and their review report thereon accompanies this filing.

Note 2:   Accounting Policies
-----------------------------

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

Inventory Valuation - Inventories are generally stated at average cost, not in excess of market. As of September 30, 1999, the amounts of finished goods, work in process, and raw and packaging materials were $1,362, $340 and $350, respectively. These amounts as of December 31, 1998 were $1,209, $236 and $428, respectively.

Capital Assets and Depreciation - Expenditures for additions, renewals and betterments are capitalized at cost. Depreciation is generally computed by the straight-line method based on the estimated useful lives of the related assets. The estimated useful lives of the major classes of depreciable assets are 50 years for buildings and 3 to 40 years for machinery, equipment and fixtures. Accumulated depreciation as of September 30, 1999 and December 31, 1998 amounted to $3,234 and $3,079, respectively.

Excess of Cost over Net Tangible Assets - The excess of cost over net tangible assets arising from business acquisitions is amortized on a straight-line basis over periods ranging from 15 to 40 years. The excess of cost over net tangible assets is periodically reviewed for impairment based on an assessment of future operations (including cash flows) to ensure the excess of cost over net tangible assets is appropriately valued.

Product Liability - Accruals for product liability are recorded, on an undiscounted basis, when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on existing information. These accruals are adjusted periodically as assessment efforts progress or as additional information becomes available. Receivables for related insurance or other third party recoveries for product liabilities are recorded, on an undiscounted basis, when it is probable that a recovery will be realized. Insurance recoverable recorded on the balance sheet has, in general, payment terms of three years or less.

Revenue Recognition - Revenue from product sales is recognized upon shipment to customers.

Note 3: Earnings Per Share
--------------------------

Basic earnings per common share are computed using the weighted average number of shares outstanding during the year. Diluted earnings per common share are computed using the weighted average number of shares outstanding during the year, plus the incremental shares outstanding assuming the exercise of dilutive stock options. The computations for basic earnings per common share and diluted earnings per common share are as follows:


                                Three Months Ended      Nine Months Ended
                                   September 30,          September 30,
                              --------------------     ------------------

                                 1999         1998        1999       1998
                              -------      -------     -------    -------
Earnings per Common Share  -
   Basic:

Net Earnings                   $1,097       $  966      $3,115     $2,728

Average Common Shares           1,984        1,988       1,985      1,987
   Outstanding

Earnings Per Common Share -
Basic                          $ 0.55       $ 0.49      $ 1.57     $ 1.37




                                Three Months Ended      Nine Months Ended
                                   September 30,          September 30,
                              --------------------      ------------------

                                 1999         1998         1999       1998
                              -------      -------      -------    -------
Earnings per Common Share -
   Diluted:

Net Earnings                   $1,097       $  966       $3,115    $2,728

Average Common Shares           1,984        1,988        1,985     1,987
   Outstanding
Incremental Shares Outstanding
   Assuming the Exercise of        44           42           42        45
   Dilutive Stock Options

Average Common Shares           2,028        2,030        2,027     2,032
   Outstanding

Earnings Per Common Share -
   Diluted                     $ 0.54       $ 0.47       $ 1.54    $ 1.34

                  Report of Independent Accountants



To the Board of Directors
and Stockholders of
Bristol-Myers Squibb Company

We have reviewed the accompanying consolidated balance sheet of Bristol-Myers Squibb Company and its subsidiaries as of September 30, 1999, and the related consolidated statement of earnings and comprehensive income for each of the three-month and nine-month periods ended September 30, 1999 and 1998 and the consolidated statement of cash flows for the nine-month periods ended September 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based   on  our  review,  we  are  not  aware  of  any  material
modifications   that   should  be  made  to   the   accompanying
consolidated interim financial statements for them to be in conformity with generally accepted accounting principles.

We previously audited in accordance with generally accepted auditing standards, the consolidated balance sheet as of
December 31, 1998, and the related consolidated statements of earnings, comprehensive income and retained earnings and of cash flows for the year then ended (not presented herein), and in our report dated January 20, 1999 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1998 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.




PricewaterhouseCoopers LLP
New York, New York
November 9, 1999

Item 2.     Management's  Discussion and Analysis  of  Financial
            Condition and Results of Operations


Third Quarter Results of Operations
-----------------------------------

Worldwide sales for the third quarter of 1999 increased 11% over the prior year to $5,040 million. The consolidated sales growth resulted from a 10% increase due to volume, a 2% increase due to changes in selling prices and a 1% decrease due to foreign exchange rate fluctuations. U.S. sales increased 15% and international sales increased 5% (7% excluding the effect of foreign exchange).

Sales in the medicines products segment, which is the largest segment at 70% of total Company sales, increased 14% over the third quarter of 1998 to $3,548 million. Sales growth resulted from a 13% increase in volume, a 3% increase in selling prices and a 2% decrease due to foreign exchange rate fluctuations. Worldwide pharmaceutical sales increased 15% with U.S. pharmaceutical sales up 22% over the prior year.

Sales of cardiovascular drugs increased 12% to $871 million (14% excluding foreign exchange). Sales of PRAVACHOL*, the Company's largest selling product, decreased 1% to $386 million. Sales of the anti-hypertensive MONOPRIL*, a second generation angiotensin converting enzyme (ACE) inhibitor, increased 9% to $94 million. PLAVIX(R), a platelet aggregation inhibitor for the reduction of stroke, heart attack and vascular death in atherosclerotic patients with recent stroke, heart attack or peripheral arterial disease, had sales of $148 million compared to $45 million for the same quarter last year. AVAPRO(r), an angiotensin II receptor blocker for the treatment of hypertension, increased 55% to $62 million. AVAPRO(r) and PLAVIX(r) are cardiovascular products that were launched from the Bristol-Myers Squibb and Sanofi S.A. joint venture. Sales growth for these cardiovascular products was partially offset by a 23% decline in CAPOTEN* sales due to the loss of patent exclusivity in international markets.

Sales of anti-cancer drugs, the largest product group in the segment, increased 16% to $898 million. Sales of TAXOL* (paclitaxel), the Company's leading anti-cancer agent, increased 23% to $375 million as the product continues to benefit from increased use in ovarian, breast and non-small cell lung cancer. Sales from Oncology Therapeutics Network (OTN), a specialty distributor of anti-cancer medicines and related products, increased 38% to $236 million.

Anti-infective drug sales of $602 million increased 3% over  the
prior year.   Sales of ZERIT* and VIDEX*, the Company's two anti-
retroviral agents, increased 17% to $155 million and 14% to $49 million, respectively. International sales of MAXIPIME*, a fourth generation injectable cephalosporin, increased 35% to $31 million in the quarter.

Central nervous system drug sales of $314 million increased  16%
with  sales  of BUSPAR*, an anti-anxiety agent, and SERZONE*,  a novel  anti-depressant, increasing 12% to $155 million, and  41%
to $86 million, respectively.


* Indicates brand names of products which are trademarks of the Company.

GLUCOPHAGE(r), the leading  branded  oral  medication  for   the
treatment  of non-insulin dependent (type 2) diabetes, continued
its  strong  growth  rate  with sales  increasing  57%  to  $349 million.

Analgesic sales increased 11% to $180 million. EXCEDRIN* sales increased 5% to $61 million, BUFFERIN* sales increased 19% to $32 million and sales of EFFERALGAN*, an effervescent analgesic sold primarily in France, increased 3% to $33 million. In October 1999, the U.S. Food and Drug Administration expanded the EXCEDRIN* migraine indication from just the treatment of mild to moderate migraine pain to encompass even the severe pain and associated symptoms of the full migraine syndrome. Also in October, the Company introduced THERAGRAN HEART RIGHT*, a complete multivitamin with a formula specially created to help support a healthy heart.

Earnings before taxes for the medicines products segment increased 20% to $1,049 million in 1999. As a percentage of sales, earnings before taxes for this segment improved to 29.6% in 1999 from 28.2% in 1998. Advertising and promotion, sales force and general administrative expenses improved, as a percentage of sales, partially offset by increases in cost of goods sold, as a percentage of sales.

Sales  in  the  beauty care products segment  increased  5%  (4%
excluding  the  effect  of foreign exchange)  to  $624  million.
Sales growth resulted from a 2% increase in volume, a 2% increase in selling prices and a 1% increase due to foreign exchange rate fluctuations. Clairol continues to be the number one hair products company in the U.S. The introduction of a demand management manufacturing system slowed shipments during the quarter. HERBAL ESSENCES*, the number two brand in the U.S. shampoo/conditioner category and number three in the body wash category, continued its strong growth, increasing 6% to $163 million. AUSSIE* products contributed $32 million to third quarter sales, an increase of 7%. Sales of DAILY DEFENSE* increased 12% to $29 million, following its launch into international markets. Haircolor sales increased 12% due to increases in NICE 'N EASY* of 24% to $56 million and NATURAL INSTINCTS* of 24% to $26 million. Earnings before taxes for the beauty care products segment decreased to $92 million in 1999 from $96 million in 1998, primarily due to the introduction of a demand management manufacturing system.

Sales in the nutritional products segment increased 6% to $466 million. Sales growth resulted from an 8% increase in volume, a 2% decrease in selling prices and no effect due to foreign exchange rate fluctuations. The Company's Mead Johnson subsidiary continues to build on its U.S. and worldwide leadership position in the infant formula market. ENFAMIL*, the Company's largest-selling infant formula, recorded sales of $176 million, an increase of 1% over the prior year. BOOST*, an adult nutritional supplement, also contributed to sales growth, increasing 38% to $33 million and sales of VIACTIV* Calcium Chews reached $10 million. Earnings before taxes for the nutritional segment increased to $96 million in 1999 from $91 million in 1998, and as a percentage of sales, remained at prior year levels of approximately 20.6%. Sales force and general administrative expenses improved as a percentage of sales, offset by increases in cost of goods sold and advertising and promotion expenses, as a percentage of sales.

Medical device segment sales increased 4% to $402 million, due to volume increases of 3% and increases due to changes in selling prices of 1%. Fluctuations in foreign exchange had no effect on medical devices sales. Zimmer sales increased 8% to $226 million (5% excluding foreign exchange). Knee joint replacement sales increased 13% to $88 million and hip replacement sales increased 14% to $67 million. ConvaTec sales remained at prior year levels at $176 million (a 1% increase excluding foreign exchange). Sales of modern wound care products increased 5% to $62 million while sales of ostomy products decreased 11% to $100 million. Earnings before taxes for the medical device segment increased 15% to $91 million in 1999 from $79 million in 1998 and, as a percentage of sales, increased to 22.6% in 1999 from 20.5% in 1998, primarily due to improved manufacturing processes.


Operating Expenses
------------------

Total expenses, as a percentage of sales, decreased to 69.9% from 70.2% in 1998. Cost of products sold, as a percentage of sales, increased to 27.8% from 26.3% in 1998 due to revenue growth of Oncology Therapeutics Network (OTN) which carries significantly lower margins. Excluding OTN, cost of products sold, as a percentage of sales, increased to 24.5% in 1999 from 23.6% in 1998 due primarily to decreased sales of CAPOTEN* and a product mix shift to lower margin pharmaceutical products. Expenditures for advertising and promotion in support of new and existing products increased 3% to $573 million from $554 million.

Marketing, selling administrative and other expenses, as a percentage of sales, decreased to 21.7% in the third quarter of 1999 from 22.9% in the third quarter of 1998, primarily due to sales force effectiveness and reductions in general administrative expenses as a percentage of sales. Research and development expenditures increased 14% to $452 million from $398 million in 1998. Pharmaceutical research and development spending increased 13% over the prior year, and as a percentage of pharmaceutical sales, was 12.5% in the third quarter of 1999 and 12.6% in the third quarter of 1998.

In research and development highlights this quarter, the Company and Otsuka Pharmaceutical Co., Ltd., announced a development, commercialization and collaboration agreement for aripiprazole, a novel drug under study in Phase III trials as a treatment for schizophrenia. This new compound has a unique mechanism of action and has the potential to expand the options for safely and effectively treating schizophrenia and, possibly, other forms of mental illness. In October, the U.S. Food and Drug Administration (FDA) approved the use of TAXOL* injection for adjuvant treatment of node-positive breast cancer. In September, the Oncologic Drugs Advisory Committee recommended that the FDA approve UFT(r) capsules in combination with leucovorin calcium tablets for treatment of metastatic colorectal cancer. Also in September, ZERIT* and VIDEX* were both approved by the FDA for use as a first-line component of a combination antiretroviral therapy regimen for HIV-infected patients.

The Company also submitted a regulatory application to the FDA in September to gain marketing approval for a new oral antidiabetic combination drug. The new drug, which is the first fixed combination product of its kind to be developed in the United States, leverages the benefits of two widely prescribed oral antidiabetic medications, GLUCOPHAGE(r) (metformin) and glyburide, a well established sulfonylurea antidiabetic. A regulatory application was filed with the FDA in September to gain marketing approval for VANIQA*, a topical treatment for excessive facial hair in women.

The Company is awaiting marketing approval from the FDA for TEQUIN* (gatifloxacin), a broad-spectrum quinolone antibiotic for the treatment of multiple common infections, including those of the respiratory tract. The Company also plans to file for regulatory approval with the FDA for a new hypertension drug, VANLEV*, by the end of the year with worldwide regulatory filings to follow. A research agreement between the Company and Exelixis Pharmaceuticals was recently announced to identify novel, validated targets for new medicines using the genetics of yeast, worms and fruit flies.


Earnings
--------

Earnings before income taxes increased 13% to $1,518 million from $1,346 million in 1998. The effective tax rate on earnings before income taxes decreased to 27.7% in 1999 from 28.2% in 1998. The decrease in the effective tax rate is due to increased earnings from lower tax rate jurisdictions. Net earnings increased 14% to $1,097 million from $966 million in 1998. Basic earnings per share increased 12% to $.55 from $.49 in 1998 and diluted earnings per share increased 15% to $.54 from $.47 in 1998.


Nine Months Results of Operations
---------------------------------

Worldwide sales for the first nine months of 1999 increased 11% over the prior year to $14,814 million. The consolidated sales growth resulted from a 9% increase due to volume and a 2% increase due to changes in selling prices. Foreign exchange had no effect on sales for the nine months. U.S. sales increased 16% and international sales increased 3% (4% excluding the effect of foreign exchange).

Sales in the medicines products segment increased 14% over the prior year to $10,413 million. Sales growth for the nine months resulted from a 13% increase in volume, a 2% increase in selling prices and a 1% decrease due to foreign exchange rate fluctuations. Worldwide pharmaceutical sales increased 15% with U.S. pharmaceutical sales up 23% over the prior year.

Cardiovascular drug sales of $2,673 million increased 15% from the prior year. PRAVACHOL* increased 5% to $1,252 million and MONOPRIL* increased 10% to $316 million. PLAVIX(r) had sales of $364 million for the nine months and AVAPRO(r) had sales of $176 million. Sales growth for these products was partially offset by a 22% decline in CAPOTEN* sales, due to the loss of patent exclusivity in international markets. Sales of anti-cancer drugs increased 21% to $2,585 million due to strong sales of TAXOL* and OTN which increased 24% to $1,067 million and 41% to $656 million, respectively. Anti-infective drug sales increased 4% to $1,819 million as ZERIT* and VIDEX* recorded gains of 17% to $458 million and 26% to $148 million, respectively. International sales of MAXIPIME* increased 26% to $92 million for the nine months and sales of CEFZIL* increased 11% to $329 million. Sales of central nervous system drugs increased 13% to $888 million as BUSPAR* and SERZONE* increased 14% to $418 million and 19% to $233 million, respectively. GLUCOPHAGE(r) continued its strong growth and increased 53% to $980 million. Analgesic sales of $540 million increased 6% primarily due to increases in EFFERALGAN* of 9% to $118 million and BUFFERIN* of 14% to $97 million. Sales of EXCEDRIN* decreased 1% to $173 million, coming off significant increases in 1998 due to the launch of EXCEDRIN MIGRAINE*.

Earnings before taxes for the medicines products segment increased 17% to $2,943 million in 1999. As a percentage of sales, earnings before taxes for this segment improved to 28.3% in 1999 from 27.5% in 1998. Advertising and promotion, sales force and general administrative expenses improved, as a percentage of sales, partially offset by an increase in cost of goods sold, as a percentage of sales.

Sales  in  the  beauty care products segment  increased  5%  (6%
excluding the effect of foreign exchange) to $1,822 million. Sales growth resulted from a 4% increase in volume, a 2% increase in selling prices and a 1% decrease due to foreign exchange rate fluctuations. HERBAL ESSENCES* continued its strong growth, increasing 16% to $486 million. HERBAL ESSENCES FACIAL CARE* contributed $15 million in nine month sales. AUSSIE* products contributed $93 million, an increase of 15%, and sales of DAILY DEFENSE* increased 60% to $93 million for the nine months. Earnings before taxes for the beauty care segment decreased to $202 million in 1999 from $257 million in 1998, primarily due to the introduction of a demand management manufacturing system.

Sales in the nutritional products segment increased 3% to $1,354 million (4% excluding the effect of foreign exchange). Sales growth for the nine months resulted from a 4% increase in volume, and a 1% decrease due to foreign exchange rate fluctuations. Changes in selling prices had no effect on sales for the nine months. Total infant formula sales of $896 million were at prior year levels. ENFAMIL* recorded sales of $525 million, a 4% increase over the prior year. BOOST*, an adult nutritional supplement, increased 29% to $84 million. Nine month sales of VIACTIV* were $19 million. Earnings before taxes for the nutritional products segment were $268 million in 1999 compared to $260 million in 1998 and, as a percentage of sales, earnings before taxes were 19.8% in both 1999 and 1998. Increases, as a percentage of sales, in cost of products sold and advertising and promotion expenses were offset by decreases, as a percentage of sales, in sales force and general and administrative expenses.

Medical device segment sales increased 4% to $1,225 million, excluding sales from a 1998 distribution agreement with the acquirer of Zimmer's divested arthroscopy and powered surgical instrument business. On this basis, medical device sales increased 3% due to volume and 1% due to foreign exchange with no effect from price changes. Zimmer sales on the same basis increased 7% to $704 million. Knee joint replacement sales increased 11% to $277 million and hip replacement sales increased 9% to $209 million. ConvaTec remained at prior year levels of $521 million as sales of ostomy products decreased 2% to $324 million and wound care products increased 1% to $173 million. Earnings before taxes for the medical devices segment increased 11% to $253 million in 1999 from $227 million in 1998 and, as a percentage of sales, improved to 20.7% in 1999 from 18.8% in 1998, resulting from a decrease, as a percentage of sales, in cost of products sold.

Operating Expenses
------------------

Total expenses for the nine months ended September 30, 1999, as a percentage of sales, decreased to 70.9% from 71.6% in 1998. Cost of products sold increased to 27.5% of sales from 26.5% in 1998 primarily due to revenue growth of OTN which carries significantly lower margins. Excluding OTN, cost of products sold, as a percentage of sales, increased to 24.3% in 1999 from 24.0% in 1998 due to decreased sales of CAPOTEN*. Expenditures for advertising and promotion in support of new and existing products remained at prior year levels of $1,768 million. Marketing, selling, administrative and other expenses increased 7% to $3,338 million from $3,116 million in 1998. Research and development expenditures increased 14% to $1,328 million from $1,165 million in 1998. Pharmaceutical research and development spending increased 14% over the prior year, and as a percentage of pharmaceutical sales, was 12.4% compared to 12.6% in the same period of 1998.


Earnings
--------

Earnings before income taxes for the nine months increased 13% to $4,312 million from $3,802 million in 1998. The effective tax rate on earnings before income taxes decreased to 27.8% in 1999 from 28.2% in 1998. Net earnings increased 14% to $3,115 million from $2,728 million in 1998. Basic earnings per share increased 15% to $1.57 from $1.37 in 1998 and diluted earnings per share increased 15% to $1.54 from $1.34 in 1998.


Financial Position
------------------

The balance sheet at September 30, 1999 and the statement of cash flows for the nine months then ended reflect the Company's strong financial position. The Company continues to maintain a high level of working capital, increasing to $3.6 billion at September 30, 1999, from $3.0 billion at December 31, 1998.

Long-Term Debt decreased to $1,331 million from $1,364 million at December 1998.

Internally generated funds continue to be the Company's primary source for financing expenditures for new plant and equipment. Net Cash Provided by Operating Activities increased 7% to $2,852 million in 1999. Additions to fixed assets for the nine months ended September 30, 1999 were $455 million compared to $537 million during the same period of 1998.

During the nine months ended September 30, 1999, the Company purchased 15.2 million shares of its common stock.

The Company is exposed to market risk, including changes in currency exchange rates. To reduce these risks, the Company enters into certain derivative financial instruments where available on a cost-effective basis to hedge its underlying economic exposure. These instruments also are managed on a consolidated basis to efficiently net exposures and thus take advantage of any natural offsets.

It is the Company's policy to hedge certain underlying economic exposures to reduce foreign exchange risk. Derivative financial instruments are not used for trading purposes. Gains and losses on hedging transactions are offset by gains and losses on the underlying exposures being hedged. Foreign exchange option contracts and, to a lesser extent, forward contracts are used to hedge anticipated transactions.

During the first quarter of 1998, the Company divested its BANr brand of anti-perspirants and deodorants for $165 million, resulting in a gain of $125 million before taxes. During the second quarter, the Company divested A/S GEA, a Denmark-based generic drug business, and Hexachimie, a fine chemical manufacturer based in France, resulting in a combined gain of $76 million before taxes. The Company recorded provisions for restructuring of $201 million before taxes in the first nine months of 1998.


Business Segments
-----------------

                           Three Months Ended September 30,
                      ------------------------------------------

                                                  Earnings
                            Net Sales            Before Taxes
                      --------------------   -------------------

                           1999       1998        1999      1998
                      ---------  ---------   --------- ---------
(in millions)
Medicines Products       $3,548     $3,101      $1,049    $  873
Beauty Care Products        624        597          92        96
Nutritional Products        466        440          96        91
Medical Devices             402        385          91        79
Other                         -          -         190       207
                      ---------  ---------   --------- ---------
Total Company            $5,040     $4,523      $1,518    $1,346
                      =========  =========   ========= =========



                            Nine Months Ended September 30,
                      ------------------------------------------

                                                   Earnings
                            Net Sales            Before Taxes
                      --------------------   -------------------

                           1999       1998        1999      1998
                      ---------  ---------   --------- ---------
(in millions)
Medicines Products      $10,413    $ 9,145      $2,943    $2,519
Beauty Care Products      1,822      1,733         202       257
Nutritional Products      1,354      1,311         268       260
Medical Devices           1,225      1,210         253       227
Other                         -          -         646       539
                       --------  ---------   --------- ---------

Total Company           $14,814    $13,399      $4,312    $3,802
                       ========  =========   ========= =========

Included in earnings before taxes of each segment is a cost of capital charge. The offset to the cost of capital charge is included in Other. In addition, Other principally consists of interest income, interest expense, certain administrative expenses and allocations to the industry segments for certain corporate programs. For the first nine months of 1998, Other also includes the gain on sale of businesses of $201 million and a provision for restructuring of $201 million. In addition, the segment information reflects certain internal organizational changes made in 1999. Prior year data have been restated accordingly.


Year 2000
---------

The Company has reviewed its information, manufacturing, and research and development systems for Year 2000 compliance. The Year 2000 problem arises because many computer systems use only two digits to represent the year. These programs may not process dates beyond 1999, which may cause miscalculations or system failures.

The Company has completed a comprehensive compliance program used to assess the Year 2000 problem in the processing of data in the Company's information technology (IT) and non-IT systems, including manufacturing, and research and development systems. This program was executed in five phases which included:
Assessment, Planning, Execution, Testing and Certification,  and
Implementation.

In connection with this compliance program, the Company also has asked critically important vendors, customers, suppliers, governmental regulatory authorities and financial institutions, whose incomplete or untimely resolution of the Year 2000 problem could potentially have a significant impact on the Company's operations, to assess their Year 2000 readiness. This assessment has been completed. The follow-up phase of this work (which includes ongoing monitoring of Year 2000 readiness of the third parties and developing contingency plans relating to those third parties whose responses raise issues or who did not respond) is being undertaken by the business continuity and contingency planning committees referred to below.

Contingency plans are in place to minimize any significant exposures from the failures of third parties to be Year 2000 compliant. The contingency plans include backup procedures, identification of alternate suppliers, and increases in inventory levels where appropriate. The contingency plans are complete and will continue to be tested during the rest of the year. In addition, the Company has formed business steering committees to monitor contingency planning activities at various business-unit and corporate levels. These committees proactively monitor critical internal systems as well as the external environment. The Company has set up procedures to receive relevant information regarding any Year 2000 related events from all of the markets during the year-end change. This information will be collected by these committees, who will initiate the implementation of contingency plans in a timely manner, as necessary.

As a result of the comprehensive compliance program, information received from critically important third parties regarding their Year 2000 readiness, and the contingency plans in place, the Company does not expect the Year 2000 problem, as well as the cost of the compliance program, to have a material impact on the Company's results of operations, financial condition or cash flows. However, there can be no assurance that third parties will convert their systems in a timely manner and in a way that is compatible with the Company's systems.


Reference is made to Part II, Item 1 - Legal Proceedings in which developments are described for various lawsuits, claims and proceedings in which the Company is involved.

PART II - OTHER INFORMATION
---------------------------


Item 1.  Legal Proceedings
--------------------------

Various lawsuits, claims and proceedings of a nature considered normal to its business are pending against the Company and certain of its subsidiaries. The most significant of these are reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and any subsequent material developments in such matters are described below.


Breast Implant Litigation
-------------------------

As previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, the Company, together with its subsidiary, Medical Engineering Corporation
(MEC), and certain other companies, has been named as a defendant in a number of claims and lawsuits alleging damages for personal injuries of various types resulting from breast implants formerly manufactured by MEC or a related company.

Of  the  more than 90,000 claims or potential claims against  the
Company in direct lawsuits or through registration in the national class action Revised Settlement Program, most have been dealt with through the Revised Settlement, other settlements, or trial. Since December 31, 1998, the Company has settled, reached agreements to settle, or otherwise disposed of large numbers of
claims  of  persons  with breast implants made  by  MEC.   As  of
November 1, 1999, the Company's contingent liability in respect of breast implant claims was limited to residual unpaid Revised Settlement Program obligations and to roughly 2,200 remaining opt-outs who have pursued or may pursue their claims in court.

As of November 1, 1999, approximately 7,400 United States and 200 foreign breast implant recipients were plaintiffs in lawsuits pending in federal and state courts in the United States and in certain courts in Canada and Australia. These figures include the claims of plaintiffs that are in the process of being settled and/or dismissed. In these lawsuits, about 4,200 U.S. plaintiffs and 50 foreign plaintiffs opted out of the Revised Settlement. The lawsuits of approximately 3,200 U.S. plaintiffs who did not opt out are expected to be dismissed as these plaintiffs are among the estimated 74,000 women with MEC implants who chose to participate in the nationwide settlement. Of the 4,200 opt-out plaintiffs, an estimated 2,000 plaintiffs have claims based upon products that were not manufactured and sold by MEC or that have been or are in the process of being settled and/or dismissed. Accordingly, the number of remaining plaintiffs who have pursued or may pursue their claims in court against the Company is roughly 2,200 as stated in the preceding paragraph.

Under the terms of the Revised Settlement Program, additional opt-outs are expected to be minimal since the deadline for U.S. class members to opt out has passed. In addition, the Company's remaining obligations under the Revised Settlement Program are limited because most payments to "Current Claimants" have already been made, no additional "Current Claims" may be filed without court approval, and because payments of claims to so-called "Other Registrants" and "Late Registrants" are limited by the terms of the Revised Settlement Program. The Company believes it will be able to address remaining opt-out claims as well as remaining obligations under the Revised Settlement Program within its reserves as described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

Prescription Drug Litigation
----------------------------

The Company remains a defendant in several actions challenging pricing on brand name prescription drugs. These actions include several currently consolidated antitrust actions brought against the Company and more than thirty other pharmaceutical manufacturers, drug wholesalers and pharmacy benefit managers by certain chain drugstores, supermarket chains and independent drugstores; state pharmaceutical actions; and purported class actions on behalf of consumers. The Company will continue to defend vigorously its position in this ongoing litigation and believes it will be able to address all remaining claims within its reserves as described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.


Infant Formula Matters
----------------------

As previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, the Company, one of its subsidiaries, and others have been defendants in a number of antitrust actions in various states filed on behalf of purported statewide classes of indirect purchasers of infant formula products and by the Attorneys General of Louisiana, Minnesota and Mississippi, alleging a price fixing conspiracy and other violations of state antitrust or deceptive trade practice laws and seeking penalties and other relief. The Company has resolved all of these actions except for a purported statewide class action of indirect purchasers in Louisiana in which the plaintiffs filed a petition for certiorari in the United States Supreme Court on jurisdictional grounds following the United States Court of Appeals' affirmation of the district court's dismissal of such action.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

a) Exhibits (listed by number corresponding to the Exhibit Table of Item 601 in Regulation S-K).



Exhibit Number and Description                                Page
-------------------------------                             --------



10q.  Form  of Agreement, effective June 1, 1999,
      entered into between the Registrant and each           E-10q-1
      of the following officers on the following dates: Hamed M. Abdou, Ph.D., August 9, 1999;
      Peter R. Dolan, July 29,  1999; Donald J. Hayden,
      Jr., July 30, 1999; Richard J. Lane, August 6,
      1999; John L. McGoldrick, August 10, 1999;
      Michael F. Mee, July  28,  1999; Christine A.
      Poon, July 29, 1999; Peter S. Ringrose, Ph.D.,
      August 5, 1999;  Stephen  I. Sadove, July 29, 1999;
      Frederick S. Schiff, July 29, 1999; John L. Skule,
      August 5, 1999; Charles G. Tharp, Ph.D., July 28,
      1999; and Kenneth E. Weg, July 29, 1999.

15.  Independent Accountants' Awareness  Letter              E-15-1


27.  Bristol-Myers Squibb Company Financial Data Schedule    E-27-1


b) Reports on Form 8-K.

The Registrant did not file any reports on Form 8-K during the quarter ended September 30, 1999.

                                SIGNATURES
                             ----------------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                 BRISTOL-MYERS SQUIBB COMPANY
                                  (Registrant)








Date:  November 12, 1999        By:   /s/ Harrison M. Bains, Jr.
                                      ---------------------------


                                      Harrison M. Bains, Jr.
                                      Vice President and Treasurer







Date:  November 12, 1999        By:   /s/ Frederick S. Schiff
                                      ---------------------------

                                      Frederick S. Schiff
                                      Vice President -
                                      Financial Operations and Controller