Form 10-K
period 1999-12-31
BRISTOL MYERS SQUIBB CO
filed 2000-03-30
CIK 14272

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-K

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended December 31, 1999

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


     Common Stock,$.10 Par Value                     New York Stock Exchange
                                                     Pacific Exchange, Inc.


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

The aggregate market value of voting stock held by non-affiliates of the registrant as of February 29, 2000 was $112,954,123,592. At February 29, 2000, there were 1,975,859,149 shares of common stock outstanding.

                    Documents incorporated by reference

Proxy Statement for Annual Meeting of Stockholders on May 2, 2000.Part III

                                   PART I
                                 ---------
Item 1.        BUSINESS.

DESCRIPTION OF BRISTOL-MYERS SQUIBB COMPANY
-------------------------------------------

General:
---------

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

DESCRIPTION OF SEGMENTS
-----------------------

MEDICINES:
----------

This segment includes sales of pharmaceuticals and consumer medicines. Sales of selected products and product categories are as follows:

                                          1999      1998     1997
                                        ------    ------   ------
 PRAVACHOL*                             $1,704    $1,643   $1.437
 TAXOL*                                  1,481     1,206      941
 GLUCOPHAGE                              1,317       862      579
 Oncology Therapeutics Network             894       657      480
 BUSPAR*                                   605       531      443
 ZERIT*                                    605       551      398
 PARAPLATIN*                               600       525      437
 PLAVIX                                    547       144        -
 CAPOTEN*/CAPOZIDE*                        484       636      795
 MONOPRIL*                                 424       380      328
 CEFZIL*                                   402       358      318
 SERZONE*                                  332       257      185
 AVAPRO                                    255       123       28
 EXCEDRIN*                                 240       241      206
 VIDEX*                                    205       162      152

PRAVACHOL*            pravastatin  sodium, an HMG Co-A reductase  inhibitor
                      indicated  for  primary  hypercholestermia.   Patents
                      expire   in   the  U.S.  in  October  2005   and   in
                      international markets from 2000 through 2010.

TAXOL* paclitaxel, used in the treatment of refractory ovarian cancer, first-line treatment of ovarian cancer in combination with cisplatin, second-line treatment of AIDS-related Kaposi's Sarcoma, treatment of metastatic breast cancer after failure of combination chemotherapy, adjuvant treatment of node positive breast cancer and in the treatment of non-small cell lung carcinoma with cisplatin. Certain patent claims related to the three-hour method of administration patents expire in 2012 in the U.S. and 2013 outside the U.S. Reference is also made to Item 3 Legal Proceedings in Part 1 of this Form 10-K Annual Report and to Note 15 Litigation in Part 2,
                      Item 8, of this Form 10-K Annual Report. Hatch-Waxman exclusivity for first-line ovarian cancer expires April 2001, for non-small cell lung cancer in January 2002 and for adjuvant breast cancer in October 2002.

GLUCOPHAGE            metformin, an oral anti-diabetes agent for type 2 non-
                      insulin-dependent diabetes. Hatch-Waxman exclusivity expires in September 2000.

Oncology Therapeutics
Network a specialty distributor of anti-cancer medicines and related products.

BUSPAR* buspirone, a novel anti-anxiety agent for persistent anxiety with or without accompanying depressive symptoms. U.S. anxiolytic use patent expires in May 2000. Other international patents expired in 1999.

ZERIT* stavudine, used in the treatment of persons with advanced HIV disease. Patent expires in the U.S. in June 2008 and internationally from 2007 through 2008.

PARAPLATIN*           carboplatin,  a chemotherapeutic agent  used  in  the
                      treatment of ovarian cancer. Patent expires in the U.S. in April 2004 and in France in June 2000.

PLAVIX clopidogrel, a platelet inhibitor, co-developed and jointly marketed with Sanofi S.A.

CAPOTEN*/CAPOZIDE*    captopril,  an  angiotensin converting  enzyme  (ACE)
                      inhibitor. Patents have expired in the U.S. and in all significant international markets.

MONOPRIL*             fosinopril sodium, a second-generation ACE  inhibitor
                      with once-a-day dosing indicated for the treatment of
                      hypertension.  U.S. patent expires in  December  2002
                      and in international markets from 2001 through 2008.

CEFZIL* cefprozil, an oral cephalosporin used in the treatment of respiratory infections and sinusitis. U.S. patent expires in December 2005 and in international markets from 2003 through 2009.


* Indicates brand names of products which are registered trademarks owned by the Company.

SERZONE*              nefazodone,   an  antidepressant  treatment.   Patent
                      expires in the U.S. in March 2003 and internationally from 2002 through 2010.

AVAPRO irbesartan, an angiotensin II receptor antagonist indicated for the treatment of hypertension, co-developed and jointly marketed with Sanofi S.A.

EXCEDRIN*             an   analgesic   with  acetaminophen  and   caffeine.
                      EXCEDRIN* Migraine is indicated for the treatment of the full migraine syndrome.

VIDEX* didanosine, an antiretroviral drug used in the treatment of adult and pediatric patients with advanced human immunodeficiency virus (HIV) infection. Patent expires in the U.S. in August 2006 and internationally from 2006 through 2009.


BEAUTY CARE:
------------

This segment includes sales of haircoloring and hair care preparations and other beauty care products.

                                          1999      1998     1997
                                        ------    ------   ------
Hair care                               $1,250    $1,179     $794
Haircolor                                  905       894      841

The principal products in this segment are:

NICE 'N EASY*         haircolorings
MISS CLAIROL*
HYDRIENCE*
NATURAL INSTINCTS*
ULTRESS*
LOVING CARE*
REVITALIQUE*

HERBAL ESSENCES*      complete lines of shampoos and conditioners
AUSSIE*
INFUSIUM 23*
DAILY DEFENSE*

SYSTEME BIOLAGE*      professional hair care products sold
MATRIX ESSENTIALS*    exclusively in beauty salons
VITAL NUTRIENTS*
VAVOOM*

MUM*                  anti-perspirants and deodorants
SEA BREEZE*           skin care products

NUTRITIONALS:
-------------

This segment includes sales of infant formulas and other nutritional products.

                                          1999      1998     1997
                                        ------    ------   ------
Infant formulas                         $1,233    $1,203   $1,219

The principal products in this segment are:

ENFAMIL*/ENFALAC*     infant formula products
PROSOBEE*
NUTRAMIGEN*
LACTOFREE*

ENFAPRO*              follow-up formula products for older babies
NEXT STEP*
ALACTA NF*
ENFAGROW*

SUSTAGEN*             nutritional supplements and specialties
CHOCO MILK*
ISOCAL*
SUSTACAL*
NUTRAMENT*
BOOST*
VIACTIV*

PLUSSSZ*              vitamins
POLY-VI-SOL*
POLY-VI-FLOR*
NATALINS*


MEDICAL DEVICES:
----------------

This segment includes sales of orthopaedic implants, ostomy and wound care products and other medical devices.
                                          1999      1998     1997
                                        ------    ------   ------
Orthopaedic implants                      $665      $596     $615
Ostomy                                     449       464      451

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

CENTRALIGN*           Precoat Hip Prosthesis orthopaedic implants

ACTIVE LIFE/          ostomy care products
COLODRESS*
SUR-FIT/
COMBIHESIVE/SECURE*

DUODERM*              wound care products


SOURCES AND AVAILABILITY OF RAW MATERIALS
-----------------------------------------

In general, Bristol-Myers Squibb purchases the principal raw materials and supplies used in each industry segment in the open market. Substantially all such materials are obtainable from a number of sources so that the loss of any one source of supply would not have a material adverse effect on the Company.


PATENTS, TRADEMARKS AND LICENSES
--------------------------------

The Company owns or is licensed under a number of patents in the United States and foreign countries covering products, principally in the medicines and medical devices segments, and has also developed many brand names and trademarks for products in each industry segment. The Company considers the overall protection of its patent, trademark and license rights to be of material value and acts to protect these rights from infringement. In the years 2000 and 2001 exclusivity periods are scheduled to expire or have expired for GLUCOPHAGE, BUSPAR* and certain TAXOL* claims. The Company believes that no single patent or license is of material importance in relation to the business as a whole.


COMPETITION, DISTRIBUTION AND CUSTOMERS
---------------------------------------

The markets in which Bristol-Myers Squibb competes are generally broad-based and highly competitive. The principal means of competition utilized to market the products of Bristol-Myers Squibb include quality, service, price and product performance. The pharmaceutical products of the Medicines segment and the products of the Medical Devices segment are promoted on a national and international basis in medical journals and directly to the medical profession. The Company is also utilizing direct-to-consumer advertising for a number of its pharmaceutical products. Most of the other products of Bristol-Myers Squibb are generally advertised and promoted on a national and international basis through the use of television, radio, print media, consumer offers, and window and in-store displays. Bristol-Myers Squibb's products are principally sold to the wholesale and retail trade both nationally and internationally. Certain products of the
Medicines and Medical Devices segments are also sold to other drug manufacturers, hospitals and the medical profession. None of the segments is dependent upon a single customer, or a few customers, such that the loss of any one or more would have a material adverse effect on the segment.

RESEARCH AND DEVELOPMENT
------------------------

Research and development is essential to Bristol-Myers Squibb's businesses, particularly to the Medicines Segment. Pharmaceutical research and development is carried out by the Bristol-Myers Squibb Pharmaceutical Research Institute which has major facilities in Princeton, Hopewell and New Brunswick, New Jersey; and Wallingford, Connecticut. Pharmaceutical research and development is also carried out at various other facilities in the United States and in Belgium, Canada, France, Italy, Japan, and the United Kingdom. Management continues to emphasize leadership, innovation and productivity as strategies for success in the Research Institute.

Bristol-Myers Squibb spent $1,843 million in 1999, $1,577 million in 1998 and $1,385 million in 1997 on Company sponsored research and development activities. Pharmaceutical research and development spending, as a percentage of pharmaceutical sales, was 12.6% in 1999 compared to 12.4% in 1998 and 12.0% in 1997.


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


EMPLOYEES
---------

Bristol-Myers Squibb employed approximately 54,500 people at  December  31,
1999.

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


Item 2.        PROPERTIES.

Bristol-Myers Squibb's world headquarters is located at 345 Park Avenue, New York, New York, where it leases approximately 460,500 square feet of floor space, approximately 206,300 square feet of which is sublet to others. The headquarters for the Company's segments are as follows:
Medicines world headquarters is located in Princeton, New Jersey; Beauty Care in Stamford, Connecticut; Nutritionals in Evansville, Indiana; and Medical Devices in Warsaw, Indiana and Skillman, New Jersey.

Bristol-Myers Squibb manufactures products at forty-two major worldwide locations with an aggregate floor space of approximately 13,300,000 square feet. All facilities are owned by Bristol-Myers Squibb. The following table illustrates the segment and geographic location of the Company's significant manufacturing facilities.


                                    Beauty                   Medical
                          Medicines  Care     Nutritionals   Devices   Total
                          --------------------------------------------------
United States                  8        2            2           4       16
Europe, Mid East and Africa    7        1            1           1       10
Other Western Hemisphere       6        3            2           -       11
Pacific                        4        -            1           -        5
                            ----     ----         ----        ----     ----
Total                         25        6            6           5       42
                            ----     ----         ----        ----     ----


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

Reference is made to Note 15 Litigation in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Report.

Breast Implant Litigation
-------------------------

The  Company, together with its subsidiary, Medical Engineering Corporation
(MEC), and certain other companies, has been named as a defendant in a number of claims and lawsuits alleging damages for personal injuries of various types resulting from polyurethane-covered breast implants and smooth-walled breast implants formerly manufactured by MEC or a related Company. Of the more than 90,000 claims or potential claims against the Company in direct lawsuits or through registration in the nationwide class action settlement approved by the Federal District Court in Birmingham, Alabama (the "Revised Settlement"), most have been dealt with through the Revised Settlement, other settlements, or trial. As of December 31, 1999, the Company's contingent liability in respect of breast implant claims was limited to residual unpaid Revised Settlement obligations and to roughly 1,700 remaining opt-outs who have pursued or may pursue their claims in court.

As of December 31, 1999, approximately 6,700 United States and 200 foreign breast implant recipients were plaintiffs in lawsuits pending in federal and state courts in the United States and certain courts in Canada and Australia. These figures include the claims of plaintiffs that are in the process of being settled and/or dismissed. In these lawsuits, about 3,660 U.S. and 49 foreign plaintiffs opted out of the Revised Settlement. The lawsuits of the 3,040 U.S. plaintiffs who did not opt out are expected to be dismissed since these plaintiffs are among the estimated 74,000 women with MEC implants who chose to participate in the nationwide settlement. Of the 3,660 opt-out plaintiffs, an estimated 1,960 have claims based upon products that were not manufactured or sold by MEC or that have been or are in the process of being settled and/or dismissed. Accordingly, the number of remaining plaintiffs who have pursued or may pursue their claims in court against the Company is roughly 1,700, as stated in the preceding paragraph.

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

The Company is a participant in the national class action Revised Settlement Program approved on December 22, 1995, by the Honorable Sam C. Pointer, Jr., formerly Chief Judge of the United States District Court for the Northern District of Alabama (Lindsey, et al., v. Dow Corning, et al., CV-94-P-11558-S), before whom all federal breast implant cases were consolidated for pretrial purposes. The Revised Settlement arises out of the class action settlement approved by the Court on September 1, 1994. All appeals from the Order approving the Revised Settlement have been dismissed. On January 16, 1996, the Company, Baxter Healthcare Corporation and Baxter International (collectively, Baxter), and Minnesota, Mining and Manufacturing Company (3M) (hereinafter, the Settling Defendants) each paid $125 million into a court-established fund as an initial reserve to pay claims under the Revised Settlement. The Company has made and will make additional contributions to the court-established fund.

The fifteen-year Revised Settlement, which ends on December 15, 2010, provides benefits to those U.S. breast implant recipients who have had at least one breast implant manufactured by one of the Settling Defendants (or their related companies). For Current Claimants - those who submitted the proper documentation to the Claims Office in Houston by the 1994 deadline - benefits are payable regardless of the number of claimants seeking compensation, and regardless of the total dollar value of approved claims. For Other and Late Registrants - those who registered with the Claims Office after the Current Claimant deadline - benefits are subject to an aggregate $725 million limit for the three Settling Defendants over the fifteen-year life of the program. The Company's individual aggregate limit for such benefits is $400 million, $27.6 million annually for the first ten years, and $24.8 million annually for the last five years. Amounts unused in one year may be rolled over to pay claims in ensuing years. In the event the dollar value of the claims subject to these limits were to exceed the amounts available to pay claims, claimants may be afforded additional opt-out rights but without the right to assert punitive or other statutory multiple damage claims. The Company's obligations to make payments under the Revised Settlement are not affected by the number of class members electing to opt out of the settlement or the number of class members making claims under it except to the extent of the above-mentioned dollar limits.

In addition to individual suits and the Lindsey class action, the Company is a defendant, together with other defendants, in a class action certified on April 11, 1996, in the Canadian province of British Columbia, on the single issue of whether silicone gel breast implants are reasonably fit for their intended purpose (Harrington v. Dow Corning Corporation et al., Supreme Court, British Columbia, C954330). A putative class action filed on behalf of children allegedly exposed to silicone in utero and through breast milk (Feuer, et al., v. McGhan, et al., U.S.D.C., E.D.N.Y., 93-
0146), which named all breast implant manufacturers and sought to establish a medical monitoring fund, has been dismissed.

The Company entered into several other settlements of breast implant-related claims. In July of 1995, the Company entered into a $20.5 million (U.S. funds) class action settlement with plaintiff representatives in the provinces of Ontario and Quebec. The class includes persons who have or had MEC breast implants and who reside in Ontario and Quebec or who received their MEC implants there. The settlement, which had minimal opt-outs, has been approved by the provincial courts of Ontario and Quebec. In May of 1996, the Company, together with other Settling Defendants in the Revised Settlement Program, entered into a $50 million settlement of claims asserted by certain health insurers based upon payments made or benefits provided by insurers and represented health plans to participating registrants that allegedly involve or relate to silicone gel breast implants. The Company has contributed $22.5 million to the settlement, which extinguishes the potential claims of the majority of the U.S. commercial and non-governmental health care insurer market against both the defendants and settlement class members. In November 1996, the benefits of the Revised Settlement were extended, with certain modifications, to foreign breast implant recipients. Pursuant to this settlement, the Settling Defendants paid (on an equal basis) an aggregate of $25 million into a court-approved settlement fund as an initial reserve for payment of foreign claims. On January 5, 2000, the Court advised the parties that the foreign settlement was overfunded, and directed the transfer of $13.4 million of the $25 million fund to the Revised Settlement. The Company's share of the $13.4 million transferred was approximately $3 million.

The Company's insurers were notified of the breast implant claims and the Revised Settlement, and a number reserved their rights or declined coverage. The Company reached settlement with many of these insurers in connection with coverage litigation filed by it in state court in Texas. In 1993, the Company offset its breast implant product liability special charges by $1.0 billion of expected insurance proceeds (recorded as Insurance Recoverable). Because of its belief that additional amounts of insurance proceeds above that amount will be recovered, the Company recorded an additional Insurance Recoverable in the fourth quarter of 1998 of approximately $100 million.

While there have been a few large judgments, defendants have won more trials than they have lost, and the Company's trial experience has been mostly favorable. The Company has maintained throughout this litigation that breast implants do not cause disease, and medical and scientific data support the Company's position. The Company's view has found support in the trial courts. Courts in several states have ruled to exclude the testimony of plaintiffs' experts concerning a causal link between silicone gel breast implants and systemic illness on the ground that it fails to satisfy standards for reliability under current U.S. Supreme Court guidelines. In 1998, a national science panel of four independent experts appointed by Judge Pointer issued its unanimous report, based on a comprehensive review of the medical and scientific literature, that there is no evidence linking silicone breast implants and systemic disease. Similarly, in 1999, the Institute of Medicine of the National Academy of Sciences - while commenting that the frequency of local injuries is greater than expected - concluded there is insufficient evidence to link silicone breast implants with disease. The Company intends to dispose of the claims of remaining opt-outs by continuing to implement its plan to settle cases at values it deems acceptable, and to wage a vigorous defense, including taking cases to trial, of those cases that do not settle at such values.

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

Prescription Drug Litigation
----------------------------

The Company remains a defendant in several actions challenging pricing on brand name prescription drugs. These actions include several currently consolidated antitrust actions brought against the Company and more than thirty other pharmaceutical manufacturers, drug wholesalers and pharmacy benefit managers by certain chain drugstores, supermarket chains and independent drugstores; state pharmaceutical actions; and purported class actions on behalf of consumers. In the fourth quarter of 1998, the Company recorded a special charge to earnings in the amount of $100 million before taxes ($62 million after taxes) in respect of this prescription drug litigation. The Company will continue to defend vigorously its position in this ongoing litigation and believes it will be able to address all remaining claims within its reserves.

Infant Formula Matters
----------------------

The Company, one of its subsidiaries, and others have been defendants in a number of antitrust actions in various states filed on behalf of purported statewide classes of indirect purchasers of infant formula products and by the Attorneys General of Louisiana, Minnesota and Mississippi, alleging a price fixing conspiracy and other violations of state antitrust or deceptive trade practice laws and seeking penalties and other relief. The Company has resolved all of these actions except for a purported statewide class action of indirect purchasers in Louisiana in which the plaintiffs filed a petition for certiorari in the United States Supreme Court on jurisdictional grounds following the United States Court of Appeals' affirmation of the district court's dismissal of such action. On November 29, 1999, the United States Supreme Court granted the plantiffs' petition.

TAXOL* Litigation
-----------------

There is no composition of matter patent for paclitaxel (the active ingredient in TAXOL*). In the United States, the Company is presently the only manufacturer and marketer of a product containing paclitaxel. In 1997 and 1998, the Company filed several lawsuits alleging that a number of generic drug companies infringed its patents covering certain methods of administering paclitaxel when they filed abbreviated new drug applications seeking regulatory approval to sell paclitaxel. The generic drug company defendants are Boehringer Ingelheim Corp.; Ben Venue Laboratories, Inc.; Bedford Laboratories; Immunex Corporation; Zenith Goldline Pharmaceuticals, Inc.; Ivax Corporation; Mylan Pharmaceuticals, Inc.; Marsam Pharmaceuticals, Inc.; and Schien Pharmaceuticals, Inc. These actions were consolidated for discovery in the United States District Court for the District of New Jersey. The Company does not assert a monetary claim against any of the defendants, but seeks to prevent the defendants from marketing paclitaxel in a manner that violates the Company's patents. The defendants have asserted that they do not infringe the Company's patents and that these patents are invalid and unenforceable. Some defendants also asserted counterclaims seeking damages for alleged antitrust and unfair competition violations.

On January 4, 2000, the District Court granted the Company's motion to dismiss certain of the antitrust and unfair competition counterclaims. The Company's motion for summary judgment on the remaining antitrust and unfair competition counterclaims was denied on March 17, 2000.

On February 29, 2000, the District Court granted in part the generic companies' summary judgment motions for invalidity by finding all claims of the Company's patents in dispute invalid, except for claims limited to the treatment of ovarian cancer. As a result of this ruling, the generic companies may obtain U.S. Food and Drug Administration approval to market paclitaxel solely for treatment of metastatic breast cancer after failure of combination chemotherapy. The District Court's opinion left for determination at trial the validity of the claims of the Company's patents directed to the low dose, three-hour administration of paclitaxel for ovarian cancer and denied the generic companies' summary judgment motion arguing non-infringement of the Company's patents. The Company may pursue its appeal rights in the future.

The claims remaining in the lawsuits are currently scheduled for trial in May 2000. It is not possible at this time to make a reasonable assessment of the outcome of the remaining claims in these actions nor to reasonably estimate the impact on TAXOL* sales or the amount of damages were the Company not to prevail.

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


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                  PART IA
                               ------------

EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------
The following are the executive corporate officers and the other executive officers of the Company:


                                Positions and Offices Presently
Name                      Age   Held with the Company
----                      ----  -----------------------------------

Charles A. Heimbold, Jr.   66   Chairman of the Board,Chief Executive
                                Officer and Director

Harrison M. Bains, Jr.     56   Treasurer and Vice President, Corporate Staff

Peter R. Dolan             44   President and Director

Donald J. Hayden, Jr.      44   Executive Vice President, E-Business and
                                Strategy, Corporate Staff

George P. Kooluris         55   Senior Vice President, Corporate Development,
                                Corporate Staff

Richard J. Lane            49   President, Worldwide Medicines Group

Sandra Leung               39   Secretary and Head  of  Office  of  Corporate
                                Conduct, Corporate Staff

John L. McGoldrick         59   President, Medical Devices Group and Executive
                                Vice President and General Counsel,Corporate
                                Staff

Michael F. Mee             57   Executive Vice President and Chief Financial
                                Officer, Corporate Staff

Christine A. Poon          47   President, International Medicines

Peter S. Ringrose, Ph.D.   53   Chief Scientific Officer and President,
                                Bristol-Myers Squibb Company Pharmaceutical
                                Research Institute

Stephen I. Sadove          48   President, Worldwide Beauty Care and
                                Nutritionals and Senior Vice President,
                                Corporate Staff

Frederick S. Schiff        52   Controller and Senior Vice President, Financial
                                Operations, Corporate Staff

John L. Skule              56   Senior Vice President, Corporate and
                                Environmental Affairs, Corporate Staff

Charles G. Tharp, Ph.D.    48   Senior Vice President, Human Resources,
                                Corporate Staff

Kenneth E. Weg             61   Vice Chairman and Director

     Persons who hold titles as elected corporate officers of the Company were last elected or reelected to the office held at the general election of officers by the Company's Board of Directors on May 4, 1999 unless otherwise indicated. Officers of the Company serve in such capacity at the pleasure of the Board of Directors of the Company.

     CHARLES A. HEIMBOLD, JR. - From 1992 to 1996, President of the Company. Mr. Heimbold has been a director of the Company since 1989, the Chief Executive Officer of the Company since 1994 and Chairman of the Board of Directors of the Company since 1995.

     HARRISON M. BAINS, JR. - Mr. Bains has been Treasurer and Vice President, Corporate Staff of the Company since 1988.

     PETER R. DOLAN - From 1993 to 1995, President, Bristol-Myers Products, a division of the Company, from 1995 to 1996, President, Mead Johnson Nutritional Group, a division of the Company, from 1996 to 1997, President, Nutritionals and Medical Devices Group, a division of the Company and from 1997 to 1998, President, Pharmaceutical Group - Europe, a division of the Company, and from 1998 to 2000, Senior Vice President, Strategy and Organizational Effectiveness, Corporate Staff. Mr. Dolan has been President of the Company, a Director of the Company, a member of the Office of the Chairman and Chairman of the Corporate Operating Committee since January 2000.

     DONALD J. HAYDEN, JR. - From 1994 to 1995, Vice President & General Manager, Bristol-Myers Oncology/Immunology Division, a division of the Company, in 1995, President Oncology & Immunology, a division of the
Company, from 1995 to 1997, Senior Vice President, Worldwide Franchise Management and Business Development, a division of the Company, in 1997, President, Intercontinental Pharmaceutical Group and Senior Vice President, Worldwide Business Development, Worldwide Medicines Group, a division of the Company, from 1997 to 1998, President, Intercontinental, Worldwide Medicines Group, a division of the Company from 1998-2000, President, Worldwide Medicines Group, a division of the Company. Mr. Hayden has been Executive Vice President of the Company and a member of the Office of the Chairman since January 2000.

     GEORGE P. KOOLURIS - Mr. Kooluris has been Senior Vice President, Corporate Development, Corporate Staff of the Company since 1994.

     RICHARD  J.  LANE  -  From  1994 to 1995,  consultant  Schering-Plough
Corporation, a pharmaceutical company, in 1995, Senior Vice President Marketing Operations, Sandoz Pharmaceuticals, a pharmaceutical, nutritionals and chemicals company, from 1995 to 1997, Senior Vice President Marketing, U.S. Pharmaceuticals, a division of the Company, in 1997, President, U.S. Primary Care, a division of the Company, from 1997 to 1998, President, U.S. Pharmaceuticals, a division of the Company, and from 1998 to 2000, President, U.S. Medicines and Global Pharmaceutical Group, a division of the Company. Mr. Lane has been President, Worldwide Medicines Group, a division of the Company, and a member of the Office of the Chairman since January 2000.

     SANDRA LEUNG - From 1994 to 1996, Senior Staff Attorney, Corporate Staff, from 1996 to 1997, Assistant Counsel, Corporate Staff, from 1997 to 1999, Associate Counsel, 1999, Counsel, Corporate Staff. Ms. Leung has been Secretary, Corporate Staff, and Head of the Office of Corporate Conduct since 1999. Ms. Leung was elected to her current position on September 14, 1999.

     JOHN L. McGOLDRICK - From 1995 to 1997, General Counsel and Senior Vice President, Corporate Staff of the Company and from 1997 to 1998,
General  Counsel  and  Senior Vice President, Law and  Strategic  Planning,

Corporate Staff of the Company, and General Counsel and Senior Vice President, Corporate Staff of the Company and President, Medical Devices Group, a division of the Company, since 1998. Mr. McGoldrick has been Executive Vice President and General Counsel of the Company, President, Medical Devices Group, a division of the Company, and a member of the Office of the Chairman since January 2000.

     MICHAEL F. MEE - From 1994 to 2000, Chief Financial Officer and Senior Vice President, Corporate Staff of the Company. Mr. Mee has been Executive Vice President and Chief Financial Officer, Corporate Staff of the Company and a member of the Office of the Chairman since January 2000.

     CHRISTINE A. POON - From 1994 to 1995, President & General Manager - Canada, Pharmaceutical Group - Intercontinental, a division of the Company, in 1995 Vice President OPS-Planning - Intercontinental & President, Canada, a division of the Company, from 1995 to 1996, Vice President, Northern Region Latin America, Intercontinental, a division of the Company, from 1996 to 1997, Senior Vice President, Intercontinental Northern Region & Canada, a division of the Company, in 1997, President, Latin America and
Canada, Worldwide Pharmaceutical Group, a division of the Company and President, Medical Devices Group, a division of the Company from 1997 to 1998. Ms. Poon has been President, Intercontinental Medicines Group, division of the Company since 1998.

     PETER S. RINGROSE, Ph.D. - From 1994 to 1996, Senior Vice President, Worldwide Discovery and Medicinal Research Development, Europe of Pfizer Inc., a health care company. From 1997-2000, President, Bristol-Myers Squibb Pharmaceutical Research Institute, a division of the Company. Dr. Ringrose has been Chief Scientific Officer of the Company and a member of the Office of the Chairman since January 2000.

     STEPHEN I. SADOVE - From 1994 to 1996, President, Worldwide Clairol, a division of the Company, from 1996 to 1997, President, Worldwide Beauty Care, a division of the Company. Mr. Sadove has been President, Worldwide Beauty Care and Nutritionals, a division of the Company, since 1997 and Senior Vice President, Corporate Staff since 1998. Mr. Sadove has been a member of the Office of the Chairman since January 2000.

     FREDERICK S. SCHIFF - From 1990 to 1997, Controller and Vice President, Corporate Staff of the Company, from 1997 to 2000 Controller and Vice President, Financial Operations, Corporate Staff of the Company. Mr. Schiff has been Controller and Senior Vice President, Financial Operations, Corporate Staff of the Company since March 2000.

     JOHN L. SKULE - From 1993 to 1997, Vice President, Public Affairs, Corporate Staff of the Company. Mr. Skule has been Senior Vice President, Corporate and Environmental Affairs, Corporate Staff of the Company since 1998.

     CHARLES G. THARP, Ph.D. - Dr. Tharp has been Senior Vice President, Human Resources, Corporate Staff of the Company since 1993.

     KENNETH E. WEG - From 1993 to 1996, President, Bristol-Myers Squibb Pharmaceutical Group, a division of the Company, and from 1997 to 1998, President, Worldwide Medicines Group, a division of the Company, and Executive Vice President of the Company from 1995 to 1999. Mr. Weg has been a Director of the Company since 1995, a member of the Office of the Chairman since 1998 and Vice Chairman of the Company since 1999.

     In addition to the positions and offices heretofore listed, all of the foregoing executive corporate officers and other executive officers of the Company are directors and/or officers of one or more affiliates of the Company, with the exception of Mr. Skule and Dr. Tharp.

                                 PART II
                               ------------

Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
        STOCKHOLDER MATTERS.


MARKET PRICES
-------------

Bristol-Myers Squibb common and preferred stocks are traded on the New York Stock Exchange and the Pacific Exchange, Inc. (symbol: BMY). A quarterly summary of the high and low market prices is presented below:

                                      1999                  1998
                              -----------------   -------------------
                              High        Low        High        Low

Common:

First Quarter                 $66 3/16      $58  1/2   $54  1/4   $44 29/32
Second Quarter                 70 7/16       57  7/16   59  7/32   49 19/32
Third Quarter                  75 15/16      64  5/8    62  19/32  48 15/16
Fourth Quarter                 77 15/16      60  1/8    66  29/32  46  1/8


Preferred:

There were no trades of the Company's preferred stock except in the first quarter of 1999 and 1998 when the stock traded at a price of $1,000 and $906, respectively.


HOLDERS OF COMMON STOCK
-----------------------

The approximate number of record holders of common stock at December 31, 1999 was 120,358.

The number of record holders is based upon the actual number of holders registered on the books of Bristol-Myers Squibb at such date and does not include holders of shares in "street names" or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

DIVIDENDS
----------------

Dividend payments per share in 1999 and 1998 were:

                               Common            Preferred
                         ------------------  ------------------

                            1999     1998     1999     1998
                         --------  --------  -------- -------
First Quarter            $.21 1/2  $.19 1/2   $.50     $.50
Second Quarter            .21 1/2   .19 1/2    .50      .50
Third Quarter             .21 1/2   .19 1/2    .50      .50
Fourth Quarter            .21 1/2   .19 1/2    .50      .50
                         --------  --------  -----    -----
                         $.86      $.78      $2.00    $2.00
                         =====     =====     =====    =====


In December 1999, the Board of Directors of the Company declared a quarterly dividend of $.245 per share on the common stock of the Company, payable on February 1, 2000 to shareholders of record as of January 8, 2000. The 2000 indicated annual payment of $.98 per share represents the twenty-eighth consecutive year that the Company has raised the dividend on its common stock.

Item 6. SELECTED FINANCIAL DATA.

FIVE-YEAR FINANCIAL SUMMARY
OPERATING RESULTS
-----------------
(in millions, except per share amounts)


                                 1999     1998     1997     1996     1995

Net Sales                     $20,222   $18,284  $16,701  $15,065  $13,767
                              -------   -------  -------  -------  -------
Expenses:
Cost of products sold          5,539     4,856    4,464    3,965    3,637
Marketing, selling and         4,578     4,418    4,173    3,925    3,670
administrative
Advertising and product        2,409     2,312    2,241    1,946    1,646
promotion
Research and development       1,843     1,577    1,385    1,276    1,199
Other(*)                          86       853     (44)     (60)    1,213
                              -------  -------  -------  -------  -------
                               14,455   14,016   12,219   11,052   11,365
                              -------  -------  -------  -------  -------
Earnings Before Income         5,767     4,268    4,482    4,013    2,402
Taxes(*)

Provision for income taxes     1,600     1,127    1,277    1,163      590
                              -------  -------  -------  -------  -------
Net Earnings(*)               $4,167    $3,141   $3,205   $2,850   $1,812
                               =====     =====    =====    =====    =====

Dividends paid on common
and preferred stock           $1,707    $1,551   $1,515   $1,507   $1,495

Earnings per common share -     2.10      1.58     1.61     1.42      .89
Basic(*)
Earnings per common share -     2.06      1.55     1.57     1.40      .89
Diluted(*)

Dividends per common share       .86       .78      .76      .75      .74


(*)  Includes  a  gain  on the sale of a business of $201  million  before taxes,  $125  million after taxes, in 1998; and $225  million  before taxes, $140 million after taxes, in 1997. Includes a special charge for prescription drug pricing litigation of $100 million before taxes, $62 million after taxes, or $.03 per common share, basic and diluted, in 1998. Includes a special charge for pending and future product liability claims of $700 million before taxes, $433 million after taxes, or $.22 per common share, basic, and $.21 per common share, diluted, in 1998; $950 million before taxes, $590 million after taxes, or $.29 per common share, basic and diluted in 1995. Includes a provision for restructuring of $201 million before taxes, $125 million after taxes, in 1998; $225 million before taxes, $140 million after taxes, in 1997; and $310 million before taxes, $198 million after taxes, in 1995.

Item 6. SELECTED FINANCIAL DATA. (Con't.)

FIVE-YEAR FINANCIAL SUMMARY
FINANCIAL POSITION AT DECEMBER 31
---------------------------------
(in millions, except per share amounts)

                                  1999      1998    1997    1996    1995

Current assets                  $9,267    $8,782  $7,736  $7,528  $7,018
Property, plant and equipment    4,621     4,429   4,156   3,964   3,760

Total assets                    17,114    16,272  14,977  14,685  13,929

Current liabilities              5,537     5,791   5,032   5,050   4,806
Long-term debt                   1,342     1,364   1,279     966     635
Total liabilities                8,469     8,696   7,758   8,115   8,107

Stockholders' equity            $8,645    $7,576  $7,219  $6,570  $5,822

Average common shares            1,984     1,987   1,992   2,007   2,024
outstanding - Basic

Average common shares
outstanding - Diluted            2,027     2,031   2,042   2,035   2,032


Reference  is  made  to  Note  2 Acquisitions  and  Divestitures,  Note  7
Property, Plant and Equipment and Note 15 Litigation, appearing in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K Annual Report.

Item 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Summary

In 1999, Bristol-Myers Squibb surpassed $20 billion in annual global sales and achieved record levels of sales and earnings. All four of the Company's business segments achieved record levels of sales, bringing the worldwide sales to $20.2 billion, an 11% increase over 1998. Domestic sales, representing 63% of worldwide sales, increased 15% to $12.8 billion, while international sales increased 3% to $7.4 billion. Sales growth resulted from a 9% increase due to volume and a 2% increase from changes in selling prices. Exchange rate fluctuations had no effect on worldwide sales, but did have an unfavorable effect of 2% on international sales, primarily due to Latin American and European currencies.

The Company's most important product lines experienced double-digit sales increases on a worldwide basis. In fact, three products, PRAVACHOL*, TAXOL* (paclitaxel) and GLUCOPHAGE exceeded $1 billion in sales, while six additional products exceeded over one-half billion dollars in annual sales. Bristol-Myers Squibb had 64 product lines with more than $50 million in annual sales, including 35 with more than $100 million in annual sales.

Earnings before income taxes, excluding the 1998 special charge described below, increased 14% to $5.8 billion in 1999. Net earnings, on this basis, increased 15% to $4.2 billion; basic and diluted earnings per share each increased 15% to $2.10 and $2.06, respectively. Over the past five years net earnings and diluted earnings per share, excluding special charges, have increased at compound annual growth rates of 12% and 13%, respectively. In 1999, the Company reported 15% diluted earnings per share growth over the prior year for each of the first three quarters and excluding the 1998 special charge, a 16% growth rate in the fourth quarter.

In 1999, consistent with the mission of the Company to extend and enhance human life and develop the highest quality products, the Company invested more than $1.8 billion in research and development, a 17% growth over the prior year and growing at an annualized rate of 11% over the past five years. This continuing investment has led to the discovery of innovative new products and the development of new indications for existing products including: VANLEV* (omapatrilat), a novel cardiovascular compound for the treatment of hypertension, which is the first antihypertensive ever to receive priority review from the U.S. Food and Drug Administration (FDA) under the Prescription Drug User Fee Act;
a  GLUCOPHAGE/glyburide  product  and  GLUCOPHAGE  XR  Extended Release
Tablets, both for diabetes; VANIQA*, a topical treatment for excessive facial hair in women; TEQUIN*, an advanced antibiotic for the treatment of multiple common infections; an easier-to-digest, enteric-coated treatment form of VIDEX* for HIV/AIDS; and TAXOL*,for adjuvant treatment of node-positive breast cancer.

Bristol-Myers Squibb's financial position remains strong. At December 31, 1999, the Company held almost $3.0 billion in cash, time deposits and marketable securities. Cash provided by operating activities reached $4.5 billion, the highest in the last 10 years. Returns to shareholders included dividend distributions of $1.7 billion and stock repurchases of $1.4 billion. Dividends per common share were $.86 in 1999, increasing from $.78 per share paid in 1998. The Company has continued to lower its dividend payout ratio, which represents cash dividends paid per common share divided by diluted earnings per common share, that amounted to 42%, 43% and 48% in 1999, 1998 and 1997, respectively, excluding the 1998 special charge. In December 1999, the Company announced a dividend increase, the 28th consecutive year that dividends have increased, and expanded the share repurchase program authorization by an additional $2 billion. The 2000 indicated annual payment is $.98 per common share, a 14% increase over 1999, following a 10% dividend increase in 1999. As further evidence of its strong financial position, Bristol-Myers Squibb is one of only seven U.S. industrial companies to receive a triple-A credit rating from both Moody's and Standard & Poor's.

Net Sales and Earnings

Worldwide sales increased 11% in 1999 to $20.2 billion, compared with increases of 9% and 11% in 1998 and 1997, respectively. The consolidated sales growth in 1999 resulted from a 9% increase due to volume, a 2% increase due to changes in selling prices and no change due to foreign exchange rate fluctuations. In 1998, the 9% increase in sales reflected a 10% increase due to volume, a 3% decrease due to foreign exchange rate fluctuations and a 2% increase due to changes in selling prices. In 1997, the 11% increase in sales reflected a 14% increase due to volume, a 3% decrease due to foreign exchange rate fluctuations and no changes overall from pricing activity. Domestic sales increased 15% in both 1999 and 1998, and 14% in 1997, while international sales increased 3% in 1999 (5% excluding foreign exchange), 2% in 1998 (9% excluding foreign exchange) and 7% in 1997 (15% excluding foreign exchange). In general, the businesses of the Company's industry segments are not seasonal.

Earnings before income taxes, excluding the 1998 charge described below, increased 14% to $5,767 million from $5,068 million in 1998. Net earnings on this basis increased 15% to $4,167 million compared to $3,636 million in 1998. Basic earnings per share increased 15% to $2.10 from $1.83 in the prior year and diluted earnings per share increased 15% to $2.06 from $1.79. Net earnings margins, excluding the 1998 special charge, increased to 20.6% in 1999 from 19.9% in 1998. As described in the notes to the financial statements, in the fourth quarter of 1998, the Company recorded a special charge of $800 million before taxes, $495 million after taxes, or $.24 per diluted share, to augment the reserve for breast implant liability and for prescription drug pricing litigation, offset by expected insurance recoveries. The breast implant component of the charge was $700 million before taxes ($800 million of liability offset by insurance receivables of $100 million), and the prescription drug pricing component was $100 million before taxes. As a result of the special charge, 1998 net earnings were $3,141 million, basic earnings per share were $1.58 and diluted earnings per share were $1.55. In 1998, net earnings, excluding the 1998 special charge, were $3,636 million, a 13% increase over 1997. Basic earnings per share were $1.83 and diluted earnings per share were $1.79, both increasing 14% over 1997. Net earnings margins, excluding the special charge, increased to 19.9% in 1998 from 19.2% in 1997.

The effective income tax rate on earnings before income taxes was 27.7% in 1999, compared to 28.3% in 1998, excluding the special charge, and 28.5% in 1997. The effective income tax rate has decreased since 1997 due to increased income in lower tax rate jurisdictions.

As described in Note 2 to the financial statements, in 1999, the Company acquired CAL-C-TOSE*, a leading nutritional milk modifier product in Mexico. In 1998, the Company acquired Redmond Products, Inc., a leading hair care manufacturer in the U.S. In 1998, the Company also acquired Phytoervas, a line of premium retail hair care products in Brazil, and Dong-A Biotech Co., Ltd., a marketer and distributor of pharmaceutical products in South Korea. In 1997, the Company acquired Abeefe S.A., Peru's largest pharmaceutical manufacturer and marketer. The Company also, in 1997, acquired CHOCO MILK*, Mexico's leading milk-based nutritional supplement, and SAL DE UVAS PICOT*, a leading effervescent antacid product in Mexico.

As described in Note 2 to the financial statements, in the fourth quarter of 1999, the Company completed the sale of Laboratori Guieu, SpA, an
Italian-based gynecological, pediatric and dermatological products business. In the first quarter of 1998, the Company divested its Ban brand of anti-perspirants and deodorants. In the second quarter of 1998, the Company divested A/S GEA, a Denmark-based generic drug business, and

Hexachimie, a specialty chemical manufacturer based in France. In the fourth quarter of 1997, the Company divested Linvatec Corporation, its arthroscopy and powered surgical instrument business.

In January 2000, the Company announced its intention to sell its Matrix Essentials, Inc. subsidiary, a manufacturer of professional hair care products sold exclusively through beauty salons.

Expenses

Total costs and expenses, as a percentage of sales, improved over the last three years to 71.5% in 1999 compared with 72.3% in 1998, excluding the 1998 special charge, and 73.2% in 1997.

As a percentage of sales, cost of products sold increased to 27.4% in 1999 compared to 26.6% in 1998, principally due to sales growth of lower margin products from the Oncology Therapeutics Network (OTN), a specialty distributor of anti-cancer medicines and related products. In 1998, cost of products sold as a percentage of sales remained at the prior year's level of 26.6% compared to 26.7% in 1997. Accordingly, the Company has maintained its cost of goods sold as a percentage of sales consistently over the last three years, excluding its oncology distribution business.

Advertising and promotion expenses increased 4% over the prior year to $2,409 million in 1999, primarily due to the continued support of PRAVACHOL*, EXCEDRIN*, GLUCOPHAGE and PLAVIX in the Medicines segment and for promotional campaigns related to existing products and new product launches in the Beauty Care and Nutritional segments, including ENFAMIL*, BOOST*, ULTRESS*, VIACTIV* Soft Calcium Chews and AUSSIE LAND*. In 1998, advertising and promotion expenses increased 3% to $2,312 million from $2,241 million in 1997. As a percentage of sales, advertising and promotion expenses decreased to 11.9% in 1999 from 12.6% in 1998 and 13.4% in 1997, reflecting an improvement in the effectiveness of the advertising and promotion spending. This decreasing trend is primarily due to reductions in direct-to-consumer advertising and increases in medical education efforts in the Medicines segment.

Marketing, selling and administrative expenses, as a percentage of sales, decreased to 22.6% in 1999 from 24.2% in 1998 and 25.0% in 1997. This decreasing trend is a result of slower rates of increase in marketing, sales force and general administrative expenses as compared to revenue increases in the same period.

The Company's investment in research and development totaled $1,843 million in 1999, an increase of 17% over 1998, and an increase to 9.1% in 1999 as a percentage of sales, from 8.6% in 1998 and 8.3% in 1997. This spending level reflects the Company's commitment to research over a broad range of therapeutic areas and to clinical development of new products. Over the past five years, research and development expenses have increased at a compound annual growth rate of 11%. In 1999, research and development spending dedicated to pharmaceutical products increased 18%, and was 12.6% of pharmaceutical sales compared to 12.4% and 12.0% in 1998 and 1997, respectively.

In 1999, eight regulatory approvals were obtained and 10 dossiers were filed in the U.S. Most notably, in December 1999, the Company received FDA approval for TEQUIN*, an advanced antibiotic for the treatment of multiple common infections, including those of the respiratory tract. The Company also received marketing clearance for new indications for several products, including: in October 1999, the use of TAXOL* by injection for adjuvant treatment of node-positive breast cancer following standard chemotherapy; and, in September 1999, ZERIT* and VIDEX* were approved for use as first-line components of a combination antiretroviral therapy regimen for HIV-infected patients. In January 2000, the Company submitted a New Drug Application (NDA) for VIDEX* (didanosine) a once-daily, easier-to-digest, enteric-coated form of VIDEX*. In December 1999, the Company submitted a filing for VANLEV* (omapatrilat) in the U.S., European Union and Canada. VANLEV* is the most clinically developed member of a new class of cardiovascular compounds developed for the treatment of hypertension. In 1999, the Company also initiated filings to gain marketing approval for two antidiabetic drugs - a new oral antidiabetic combination drug that leverages the benefits of two widely prescribed oral antidiabetic medications, GLUCOPHAGE (metformin) and glyburide, a well-established sulfonylurea antidiabetic, and GLUCOPHAGE XR (metformin hydrochloride) Extended Release Tablets, a once-daily version of GLUCOPHAGE. A NDA for VANIQA*, a topical treatment for excessive facial hair in women, was filed in September 1999. In 1999, the Company announced a number of research alliances, collaborations and commercialization agreements with other companies, including a development, commercialization and collaboration agreement with Otsuka Pharmaceutical Co., Ltd., for aripiprazole, a novel drug under study in Phase III trials as a treatment for schizophrenia; an alliance with Millennium Predictive Medicine, Inc., a subsidiary of Millennium Pharmaceutical, Inc., in the emerging field of cancer pharmacogenomics; and a licensing agreement and research collaboration with OXiGENE, Inc., to develop and commercialize combretastatin anti-tumor vascular targeting agents.

The Company recorded $201 million and $225 million in gains from the sale of businesses in 1998 and 1997, respectively. The Company also recorded restructuring charges of $201 million in 1998 and $225 million in 1997. These restructuring charges consisted primarily of asset write-downs and employee-related costs related to the consolidation and closure of plants and facilities.

Business Segments

All four of the Company's business segments - Medicines, Beauty Care, Medical Devices and Nutritionals - reported sales increases during the year.

Sales  in  the Medicines segment (Pharmaceuticals and Consumer Medicines), which is Bristol-Myers Squibb's largest segment at 71% of the total Company, increased 14% to $14,309 million in 1999. Sales growth resulted from a 12% increase due to volume and a 3% increase from selling prices, offset by a 1% decrease due to the effect of foreign exchange rate fluctuations. Domestic sales increased 23% and international sales increased 5%, excluding foreign exchange, primarily due to volume growth.

Sales of PRAVACHOL*, the Company's largest selling product, increased 4% to $1,704 million. International sales increased 8% (10% excluding foreign exchange) to $671 million. Domestic sales increased 1% to $1,033 million, reflecting intensifying competition. The product's U.S. market share leveled off at 15% for the year. In 1999, the results of the Prospective Pravastatin Pooling Project, the largest statin drug analysis, found that PRAVACHOL* consistently helps reduce the risk of recurrent coronary events in women, older patients and patients with diabetes. The Company also announced the launch of the Pravastatin or Atorvastatin Evaluation and Infection Therapy, or PROVE IT, trial, the first major clinical trial to compare the effects of PRAVACHOL* versus Lipitor in reducing the risk of heart attacks and other cardiac events. This clinical trial also seeks to further examine the role of infection in atherosclerosis.

Sales of TAXOL*, the Company's leading anti-cancer agent, increased 23% to $1.5 billion as the product continued to benefit from increased use in ovarian, breast and non-small cell lung cancer following standard chemotherapy. In October 1999, the FDA approved the use of TAXOL* by injection for adjuvant treatment of node-positive breast cancer following standard chemotherapy. There is no composition of matter patent for paclitaxel (the active ingredient in TAXOL*). In the United States, the Company is presently the only manufacturer and marketer of a product containing paclitaxel. In 1997 and 1998, the Company filed several lawsuits alleging that a number of generic drug companies infringed its patents covering certain methods of administering paclitaxel when they filed abbreviated new drug applications seeking regulatory approval to sell paclitaxel. The defendants have asserted that they do not infringe the Company's patents and that these patents are invalid and unenforceable. Some defendants also asserted counterclaims seeking damages for alleged antitrust and unfair competition violation. On January 4, 2000, the District Court granted the Company's motion to dismiss certain of the antitrust and unfair competition counterclaims. The Company's motion for summary judgment on the remaining antitrust and unfair competition counterclaims was denied on March 17, 2000. On February 29, 2000, the District Court granted in part the generic companies' summary judgment motions for invalidity by finding all claims of the Company's patents in dispute invalid, except for claims limited to the treatment of ovarian cancer. As a result of this ruling, the generic companies may obtain U.S. Food and Drug Administration approval to market paclitaxel solely for treatment of metastatic breast cancer after failure of combination chemotherapy. The District Court's opinion left for determination at trial the validity of the claims of the Company's patents directed to the low dose, three-hour administration of paclitaxel for ovarian cancer and denied the generic companies' summary judgment motion arguing non-infringement of the Company's patents. The Company may pursue its appeal rights in the future. The claims remaining in the lawsuits are currently scheduled for trial in May 2000. It is not possible at this time to make a reasonable assessment of the outcome of the remaining claims in these actions nor to reasonably estimate the impact on TAXOL* sales or the amount of damages were the Company not to prevail.

GLUCOPHAGE sales increased 53% to $1,317 million. GLUCOPHAGE, the leading branded oral medication for treatment of non-insulin dependent (type 2) diabetes, had a 1999 market share of 31.3%, up from 26.9% in the prior year. In May 1999, the FDA approved AVANDIA in combination with GLUCOPHAGE for the treatment of type 2 diabetes. AVANDIA is a product of SmithKline Beecham, and is being co-promoted by Bristol-Myers Squibb in the U.S. The Hatch-Waxman legislation exclusivity for GLUCOPHAGE expires in September 2000.

PLAVIX, a platelet aggregation inhibitor for the reduction of stroke, heart attack and vascular death in atherosclerotic patients, reached sales of $547 million for the year compared to $144 million in the prior year. Sales of AVAPRO, an angiotensin II receptor blocker for the treatment of hypertension, increased 107% to $255 million. AVAPRO and PLAVIX are cardiovascular products that were launched from the Bristol-Myers Squibb and Sanofi S.A. joint venture.

Sales of ZERIT* and VIDEX*, the Company's two anti-retroviral agents, increased 10% to $605 million and 27% to $205 million, respectively. ZERIT* is the most commonly prescribed thymidine nucleoside reverse transcriptase inhibitor in HIV therapy in the U.S. In 1999, ZERIT* and VIDEX* received regulatory approvals for use as first-line components of a combination antiretroviral therapy regimen for HIV-infected patients. Also, in November, the FDA approved once-daily dosing for VIDEX*.

Sales of BUSPAR*, the Company's novel anti-anxiety agent, increased 14% to $605 million, while sales of SERZONE*, a novel antidepressant, increased 29% to $332 million. The exclusivity period for BUSPAR* expires in May 2000.

Sales of PARAPLATIN*, which is used in combination therapy for the treatment of ovarian cancer, increased 14% to $600 million.

Sales  of  CEFZIL*,  an  oral  cephalosporin  used  in  the  treatment  of respiratory  infections  and sinusitis, increased  12%  to  $402  million.
MONOPRIL*, a second-generation angiotensin converting enzyme (ACE) inhibitor with once-a-day dosing, had increased sales of 12% reaching $424 million.

Sales from the Oncology Therapeutics Network, a specialty distributor of anti-cancer medicines and related products, reached $894 million for the year, an increase of 36% over 1998.

International sales of MAXIPIME*, a fourth-generation injectable cephalosporin, increased 28% to $133 million. Effective January 1, 1999, Dura Pharmaceuticals, Inc. was appointed the exclusive domestic distributor for MAXIPIME*.

Sales of EXCEDRIN* remained at prior year levels of $240 million. In October 1999, the FDA expanded the EXCEDRIN* Migraine indication from the treatment of mild to moderate migraine pain to encompass the severe pain and associated symptoms of the full migraine syndrome. Sales of BUFFERIN* increased 18% to $147 million due to increased sales in Japan, while sales of EFFERALGAN*, an effervescent analgesic sold primarily in France, increased 9% to $166 million.

Sales of captopril, an ACE inhibitor sold primarily under the trademark CAPOTEN*, declined 24% to $484 million due to the loss of patent exclusivity in international markets.

In 1998, Medicines segment sales increased 12% over 1997 levels. Increases in sales of PRAVACHOL*, TAXOL*, PARAPLATIN*, ZERIT*, MONOPRIL*, BUSPAR*, CEFZIL*, GLUCOPHAGE, SERZONE*, VIDEX*, AVAPRO, PLAVIX and EXCEDRIN* were partially offset by decreases in sales of CAPOTEN*.

The margin on earnings before taxes in the Medicines segment improved to 28.1% in 1999 from 27.1% in 1998, as reductions, as a percentage of sales, in sales force expenditures, advertising and promotion spending and general administrative expenses were partially offset by increases in cost of products sold. In 1998, the margin on earnings before taxes of 27.1% remained at the prior year level as increases in research and development and sales force expenditures were offset by decreases in advertising and promotional spending and general administrative expenses.

Sales in the Beauty Care segment increased 3% in 1999 to $2,381 million, reflecting a 2% increase due to volume, a 2% increase due to pricing and a 1% decrease due to foreign exchange rate fluctuations. International sales increased 7% (9% excluding the effect of foreign exchange) and domestic sales increased 1%. A softening in market demand in combination with other operating factors, including the introduction of a new demand management manufacturing system, slowed domestic shipments during the year. The Company's Clairol division continues to be the number one hair products Company in the U.S. Hair care product sales increased 6% in 1999, primarily due to sales of the HERBAL ESSENCES* complete line of shampoos, conditioners, styling aids, body wash and facial care. Sales of the HERBAL ESSENCES* line increased 14% to $637 million due to the launch of the HERBAL ESSENCES* facial care line in the U.S. and the launch of the HERBAL ESSENCES* hair care line in Japan, Germany and Brazil. HERBAL ESSENCES* is the number three brand in the total shampoo and conditioner market in the U.S., and is number four in body wash. Sales of DAILY DEFENSE* increased 44% to $118 million following its launch into international markets. Sales of AUSSIE* products were $124 million, an increase of 15% over the prior year. Haircolor sales increased 1% with increases in NICE 'N EASY* of 3% to $187 million and NATURAL INSTINCTS* of 9% to $94 million, partially offset by a decrease of 8% in HYDRIENCE* to $92 million.

In 1998, sales in the Beauty Care segment increased 22% from 1997 levels, primarily due to increased sales of hair care products, led by HERBAL ESSENCES*.

The margin on earnings before taxes in the Beauty Care segment decreased to 10.4% in 1999, from 14.9% in 1998, primarily due to an increase, as a percentage of sales, in cost of products sold reflecting a change in product mix, higher levels of operating costs, and slower product shipments compared to the prior year. Increased promotional expenditures for new product introductions and support for existing products, including ULTRESS* and AUSSIE LAND*, also contributed to the decline. In 1998, the margin on earnings before taxes improved to 14.9% from 14.2% in 1997 primarily due to higher volumes and manufacturing efficiencies, partially offset by investment spending behind new product introductions.

Sales in the Medical Devices segment increased 4% to $1,682 million, excluding sales from a 1998 distribution agreement with the acquirer of Zimmer's divested arthroscopy and powered surgical instrument business. Including the sales from the 1998 distribution agreement, Medical Devices sales increased 2%, reflecting a 1% increase due to volume, a 1% increase due to the effect of foreign exchange and no effect from changes in selling prices. Domestic sales increased 2% and international sales increased 3% (1% excluding the effect of foreign exchange). Worldwide sales of knee prosthetic joint replacements in the Company's Zimmer division increased 11% and hip replacement sales increased 12%. The Company's ConvaTec division is the worldwide market share leader in ostomy and advanced wound care products. ConvaTec sales decreased 1% to $719 million while remaining at prior year levels excluding foreign exchange. Sales of ostomy products decreased 3% and sales of wound care products were slightly below prior year levels.

In 1998, worldwide sales in the Medical Devices segment, excluding the December 1997 divestiture of Zimmer's arthroscopy and surgical powered instrument business, increased 7%.

The margin on earnings before taxes in the Medical Devices segment improved to 21.7% in 1999 from 20.4% in 1998, primarily due to a decrease in cost of products sold as a result of improved manufacturing processes. The margin on earnings before taxes in the Medical Devices segment improved to 20.4% in 1998 from 19.1% in 1997, due to decreases, as a percentage of sales, in other marketing and general administrative expenses, partially offset by increases in cost of products sold due to higher costs for products sold under a distribution agreement with the acquirer of Linvatec.

Sales in the Nutritionals segment increased 5% to $1,850 million, reflecting a 5% increase due to volume, a 1% decrease due to the effect of foreign exchange rate fluctuations primarily in Latin America and a 1% increase due to changes in selling prices. International sales increased 2% (5% excluding the effect of foreign exchange), and domestic sales increased 7%. Mead Johnson continues to be the leader in the worldwide and U.S. infant formula markets. Total infant formula sales increased 2% to $1,233 million (3% excluding foreign exchange). Sales of ENFAMIL*, the Company's largest selling infant formula, increased 9% to $735 million worldwide. Adult consumer nutritional sales increased 27% as a result of a 32% increase in sales of BOOST*, and $29 million in sales of VIACTIV* Soft Calcium Chews launched in December 1998.

In 1998, worldwide sales of Nutritionals decreased 2% from 1997 levels, primarily due to decreases in infant formula sales partially offset by growth of NUTRAMIGEN*, LACTO FREE*, BOOST* and CHOCO MILK*.

The margin on earnings before taxes in the Nutritionals segment decreased to 20.3% in 1999 from 21.1% in 1998, primarily due to increased advertising and promotion expenditures for ENFAMIL*, BOOST* and VIACTIV* Soft Calcium Chews. The margin on earnings before taxes in the Nutritionals segment improved to 21.1% in 1998 from 20.1% in 1997 due to decreases, as a percentage of sales, in cost of products sold, resulting from improved manufacturing efficiencies.

Geographic Areas

Bristol-Myers Squibb products are available in virtually every country in the world; its largest markets are the U.S., France, Japan, Germany and Canada.

Sales in the United States, net of inter-area sales, increased 15% in 1999. Sales in the Medicines and Beauty Care segments comprised 72% and 12%, respectively, of the region's sales. Products with strong growth in the region included GLUCOPHAGE, TAXOL*, ENFAMIL*, BUSPAR*, PLAVIX, PARAPLATIN* and AVAPRO. The margin on earnings before taxes decreased to 24.2% in 1999 from 25.3% in 1998 primarily due to increases, as a percentage of sales, in cost of products sold. In 1998, sales in the United States increased 15%, net of inter-area sales, primarily due to growth of products from the Medicines segment including GLUCOPHAGE, TAXOL*, PRAVACHOL* and hair care products from the Beauty Care segment. The margin on earnings before taxes increased to 25.3% in 1998 from 23.4% in 1997 primarily due to decreases, as a percentage of sales, in cost of products sold, advertising and general administrative expenses.

Sales in Europe, Mid-East and Africa, net of inter-area sales, increased 2% (4% excluding foreign exchange). The Medicines segment comprised nearly 79% of sales in the region. Products with strong growth in the region included PRAVACHOL*, TAXOL*, PLAVIX, AVAPRO and DAILY DEFENSE*. Increases in sales of these products were partially offset by decreases in sales of ostomy supplies and of CAPOTEN*, due to the loss of exclusivity and generic competition. The margin on earnings before taxes increased to 25.2% in 1999 from 23.4% in 1998, primarily due to improved sales force effectiveness as evidenced by lower sales force expense, as a percentage of sales, and a decrease in promotional expenses. In 1998, sales in Europe, Mid-East and Africa, net of inter-area sales, increased 4% (6% excluding foreign exchange), due to sales growth of products, including TAXOL*, ZERIT*, PRAVACHOL* and HERBAL ESSENCES*. These increases were partially offset by decreases in sales of CAPOTEN* due to loss of exclusivity. The margin on earnings before taxes decreased to 23.4% in 1998 from 23.8% in 1997 due to increases, as a percentage of sales, in promotional expenses.

Sales in Other Western Hemisphere countries, net of inter-area sales and excluding foreign exchange, increased 6% in 1999. The Medicines and Beauty Care segments comprised nearly 57% and 21%, respectively, of the region's sales. Including foreign exchange, sales decreased 5% primarily resulting from decreases in sales of CAPOTEN* and PRAVACHOL*, partially offset by growth in HERBAL ESSENCES*, ENFAMIL*, DAILY DEFENSE*, AVAPRO and PLAVIX. The margin on earnings before taxes decreased to 6.5% in 1999 from 12.8% in 1998 as a result of the currency devaluation in Brazil and regional economic downturns. In 1998, sales in Other Western Hemisphere countries, net of inter-area sales, increased 11% (20% excluding foreign exchange), due to the introduction of HERBAL ESSENCES* and CHOCO MILK* to the region. The margin on earnings before taxes decreased to 12.8% in 1998 from 14.2% in 1997, reflecting increases, as a percentage of sales, in cost of products sold.

Sales  in  the Pacific region, net of inter-area sales, increased  17%  in
1999 (8% excluding foreign exchange). The favorable effect from foreign exchange was primarily experienced in Japan. The Medicines and Nutritionals segments comprised 49% and 20%, respectively, of the region's sales. Products with strong growth included BUFFERIN*, TAXOL*, HERBAL ESSENCES* and PARAPLATIN*. TAXOL* sales improved 90% over the prior year following the Japanese Ministry of Health and Welfare clearance of new indications for TAXOL* as a treatment for breast and non-small cell lung cancers. In 1999, margin on earnings before taxes increased to 4.9% primarily due to a decrease, as a percentage of sales, in advertising and promotion spending. As a result of economic downturns and unfavorable fluctuations in exchange rates, earnings before taxes in the Pacific region were minimal in 1998 and sales, net of inter-area sales, decreased 11%. Excluding foreign exchange, sales in 1998 increased 5% as a result of increases in TAXOL* and HERBAL ESSENCES*, partly offset by decreases in infant formulas and CAPOTEN*.

Financial Instruments

Cash and cash equivalents, time deposits and marketable securities totaled almost $3.0 billion at December 31, 1999, compared to $2.5 billion and $1.8 billion at December 31, 1998 and 1997, respectively. Working capital continued to improve in 1999 with $3.7 billion at December 31, 1999, compared to $3.0 billion and $2.7 billion at December 31, 1998 and 1997, respectively. Cash and cash equivalents, time deposits and marketable securities, and the conversion of other working capital items are expected to fund near-term operations of the Company.

The Company is exposed to market risk due to changes in currency exchange rates. To reduce this risk, the Company enters into certain derivative financial instruments, where available on a cost-effective basis, to hedge its underlying economic exposure. These instruments also are managed on a consolidated basis to efficiently net exposures and thus take advantage of any natural offsets.

It is the Company's policy to hedge certain underlying economic exposures to reduce foreign exchange risk. Derivative financial instruments are not used for trading purposes. Gains and losses on hedging transactions are offset by gains and losses on the underlying exposures being hedged.

Foreign exchange option contracts and, to a lesser extent, forward contracts are used to hedge anticipated transactions. The Company's primary foreign currency exposures in relation to the U.S. dollar are the European currencies and the Japanese yen.

The  table  below  summarizes the Company's outstanding  foreign  exchange option contracts as of December 31, 1999. The fair value of option contracts, which will change over time, is estimated based on currency rates and other relevant market factors. The fair value of option contracts should be viewed in relation to the fair value of the underlying hedged transactions and the overall reduction in exposure to adverse fluctuations in foreign currency exchange rates.

                        Weighted
                         Average
Dollars in Millions      Strike    Notional  Carrying   Fair
                          Price    Amount     Value     Value  Maturity
Option Contracts
Purchased
Right to Sell:
  Euro                  1.07          $971      $10      $56   2000
  Mexican Peso          11.16          212        6        -   2000
  Canadian Dollar       1.48           111        1        -   2000
  British Pound         1.64            66        1        2   2000
  Brazilian Real        1.94            63        5        2   2000
  Australian Dollar     0.65            53        1        1   2000
  Greek Drachma         316.26          40        1        2   2000
  Swiss Franc           1.48            28        -        2   2000
  Other Currencies      Various         77        3        4   2000
Right to buy:
  Japanese Yen          114.49         123        -       19   2000
  British Pound         1.61            18        -        1   2000
                                     -----     ----     ----
                                     $1762      $28      $89
                                     =====     ====     ====

At December 31, 1998, the Company held right-to-sell option contracts with an aggregate notional amount, carrying value and fair value of $1,042 million, $22 million and $18 million, respectively. These contracts primarily related to option contracts with the right to sell French francs and Deutsche marks. Other contracts at December 31, 1998 included right-to-buy option contracts, primarily to buy Japanese yen for U.S. dollars and British pounds for Deutsche marks, as well as other option contracts, that include the right to buy and sell several currencies. These contracts had an aggregate notional amount, carrying value and fair value of $265 million, $5 million and $13 million, respectively.

The Company maintains cash and cash equivalents, time deposits and marketable securities with various financial institutions. These financial institutions are located primarily in the U.S. and Europe. Company policy is designed to limit exposure to any one financial institution.

Recently Issued Accounting Standards

In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the effective date of FASB Statement No. 133. This statement defers the effective date of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, to fiscal years beginning after June 15, 2000. This statement requires that companies recognize all derivatives as either assets or liabilities on the balance sheet and measure these instruments at fair value. The Company will adopt this statement on January 1, 2001 and is currently evaluating its impact on the Company's existing accounting policies and financial reporting disclosures.

Euro Conversion

On January 1, 1999, certain members of the European Union established fixed conversion rates between their existing currencies and the European Union's common currency, known as the euro. It is planned that by July 1, 2002, the participating countries will withdraw all currencies and exclusively use the euro.

The Company has committed resources to conduct assessments and to take corrective actions to ensure it is prepared for the introduction of the euro. The Company is actively addressing the many areas involved with the introduction of the euro, including information management, finance, legal and tax. This review includes the conversion of information technology, business and financial systems, evaluating currency risk and the effect on the Company's financial instruments, as well as the impact on the pricing and distribution of Company products.

The Company believes the effect of the introduction of the euro, as well as any related cost of conversion, will not have a material impact on the results of operations, financial condition and cash flows.

Financial Position

Cash and cash equivalents, time deposits and marketable securities at December 31, 1999 were denominated primarily in U.S. dollar instruments with near-term maturities. The average interest yield on cash and cash equivalents was 5.9% at December 31, 1999, while interest yields on time deposits and marketable securities averaged 4.8% at December 31, 1999.

Short-term  borrowings  and  long-term  debt  at  December  31,  1999  are denominated primarily in U.S. dollars; however, the Company had $177 million of commercial paper outstanding at December 31, 1999. This commercial paper has original maturities not exceeding 270 days and is denominated in Euros and U.S. dollars. Also included is Japanese yen long-term debt of $280 million.

Internally generated cash provided by operations was $4.5 billion in 1999, $4.1 billion in 1998 and $2.5 billion in 1997. Cash provided by operations continued to be the Company's primary source of funds to finance operating needs and expenditures for new plants and equipment. As part of the Company's ongoing commitment to improve plant efficiency and maintain superior research facilities, the Company has invested $2.3 billion in capital expansion over the past three years. Cash flow from operations also included product liability payments, net of insurance recoverable receipts of $667 million in 1999, $519 million in 1998 and $561 million in 1997.

Cash provided by operations also was used over the past three years to pay dividends of $4.8 billion, to finance $4.1 billion of the Company's share repurchase program and to fund business acquisitions at a cost of $613 million. The Company's share repurchase program authorizes the Company to purchase common stock from time to time in the open market or through private transactions as market conditions permit. During 1999, the Company purchased 22.3 million shares of common stock at a cost of $1.4 billion, bringing the total shares acquired since the program's inception to 299.6 million. In December 1999, the Company announced a $2 billion increase in the stock repurchase program authorization. During the past three years, the Company has repurchased 86.5 million shares at a cost of $4.1 billion. In May 1999, at the annual meeting of stockholders, the stockholders approved the increase in the number of shares of common stock authorized to 4.5 billion shares.

Employment levels of 54,500 at December 1999 essentially remained at prior year levels of 54,700. Sales per employee improved to $371 thousand in 1999 from $335 thousand in 1998 and $310 thousand in 1997.

Return on Stockholders' Equity improved over the last three years and was 51.4% in 1999, 49.2% in 1998, excluding the special charge, and 46.5% in 1997.

Forward Looking Information

Certain statements in this Form 10-K Annual Report may constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from expected and historical results. Certain factors that may affect the Company's operations and prospects are discussed in Exhibit 99 to this Form 10-K Annual Report.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                       BRISTOL-MYERS SQUIBB COMPANY
      CONSOLIDATED STATEMENT OF EARNINGS and COMPREHENSIVE INCOME
                 (in millions, except per share amounts)

                                                   Year Ended December 31,
                                                  --------------------------

EARNINGS                                             1999      1998     1997
---------------                                   -------   -------   ------

Net Sales                                         $20,222   $18,284  $16,701
                                                   ------   -------   ------

Expenses:
Cost of products sold                               5,539     4,856   4,464
Marketing, selling, administrative and other        4,578     4,418   4,173
Advertising and product promotion                   2,409     2,312   2,241
Research and development                            1,843     1,577   1,385
Special Charge                                          -       800       -
Provision for restructuring                             -       201     225
Gain on sale of businesses                              -      (201)   (225)
Other                                                  86        53     (44)
                                                   ------   -------   -----
                                                   14,455   14,016   12,219
                                                   ------   -------   -----

Earnings Before Income Taxes                        5,767    4,268    4,482

Provision for income taxes                          1,600     1,127   1,277
                                                   ------   -------   -----

Net Earnings                                       $4,167    $3,141  $3,205
                                                    =====     =====   =====

Earnings Per Common Share
Basic                                               $2.10    $1.58    $1.61
Diluted                                             $2.06    $1.55    $1.57

Average Common Shares Outstanding
      Basic                                         1,984    1,987    1,992
      Diluted                                       2,027    2,031    2,042

Dividends Per Common Share                           $.86     $.78     $.76

COMPREHENSIVE INCOME
--------------------
Net Earnings                                       $4,167    $3,141  $3,205

Other Comprehensive Income:
Foreign currency translation                        (212)       (86)   (195)
Tax effect                                            18         (3)     23
                                                   ------   -------   -----

Total Other Comprehensive Income                    (194)       (89)   (172)
                                                  -------   -------  ------

Comprehensive Income                              $3,973     $3,052  $3,033
                                                   =====      =====   =====

The accompanying notes are an integral part of these financial statements.

                        BRISTOL-MYERS SQUIBB COMPANY
                CONSOLIDATED STATEMENT OF RETAINED EARNINGS
                               (in millions)


                                                   Year Ended December 31,
                                                  --------------------------
                                                     1999      1998     1997
                                                   ------    ------   ------


 Retained Earnings, January 1                     $12,540   $10,950   $9,260


 Net earnings                                       4,167     3,141    3,205

                                                   ------    ------   ------
                                                   16,707    14,091   12,465
 Less dividends                                     1,707     1,551    1,515
                                                  -------   -------  -------

Retained Earnings, December 31                    $15,000   $12,540  $10,950
                                                   ======    ======   ======



The accompanying notes are an integral part of these financial statements.

                        BRISTOL-MYERS SQUIBB COMPANY
                         CONSOLIDATED BALANCE SHEET
                                   ASSETS
                           (dollars in millions)


                                                   December 31,
                                             -------------------------

                                                1999     1998     1997
                                               -----    -----    -----

Current Assets:
Cash and cash equivalents                     $2,720   $2,244   $1,456
Time deposits and marketable securities          237      285      338
Receivables, net of allowances                 3,272    3,190    2,973
Inventories                                    2,126    1,873    1,799
Prepaid expenses                                 912    1,190    1,170
                                             -------  -------  -------

  Total Current Assets                         9,267    8,782    7,736
                                             -------  -------  -------

Property, Plant and Equipment, net             4,621    4,429    4,156

Insurance Recoverable                            468      523      619
Excess of cost over net tangible assets
  received in business acquisitions            1,502    1,587    1,625

Other Assets                                   1,256      951      841
                                             -------  -------  -------

Total Assets                                 $17,114  $16,272  $14,977
                                               =====    =====    =====


















The accompanying notes are an integral part of these financial statements.

                        BRISTOL-MYERS SQUIBB COMPANY
                         CONSOLIDATED BALANCE SHEET
                    LIABILITIES AND STOCKHOLDERS' EQUITY
                           (dollars in millions)


                                                   December 31,
                                             -------------------------

                                                1999     1998     1997
LIABILITIES                                  -------  -------  -------
-----------
Current Liabilities:
Short-term borrowings                           $432     $482     $543
Accounts payable                               1,657    1,380    1,017
Accrued expenses                               2,367    2,302    1,939
Product liability                                287      877      865
U.S. and foreign income taxes payable            794      750      668
                                             -------   ------  -------

        Total Current Liabilities              5,537    5,791    5,032

Other Liabilities                              1,590    1,541    1,447
Long-Term Debt                                 1,342    1,364    1,279
                                             -------   ------  -------

  Total Liabilities                            8,469    8,696    7,758
                                             -------   ------  -------

STOCKHOLDERS' EQUITY
--------------------
Preferred stock, $2 convertible series:
     Authorized  10 million shares;  issued
     and outstanding 10,977 in 1999, 11,684
     in    1998   and   12,936   in   1997,       -        -        -
     liquidation value of $50 per share
Common stock, par value of $.10 per share:
     Authorized 4.5 billion shares;  issued
     2,192,970,504  in 1999,  2,188,316,808      219      219      108
     in 1998 and 1,083,253,703 in 1997
Capital in excess of par value of stock        1,533    1,075      544
Other Comprehensive Income                      (816)   (622)    (533)
Retained earnings                             15,000   12,540   10,950
                                             -------   ------  -------

                                              15,936   13,212   11,069
Less  cost  of treasury stock - 212,164,851
common shares in 1999, 199,550,532 in  1998    7,291    5,636    3,850
and 90,069,383 in 1997
                                             -------   ------  -------

Total Stockholders' Equity                     8,645    7,576    7,219
                                             -------   ------  -------

Total Liabilities and Stockholders' Equity   $17,114  $16,272  $14,977
                                              ======   ======   ======



The accompanying notes are an integral part of these financial statements.

                        BRISTOL-MYERS SQUIBB COMPANY
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                           (dollars in millions)

                                                  Year Ended December
                                                          31,
                                               --------------------------
                                                 1999     1998     1997
                                               -------  -------  -------

Cash Flows From Operating Activities:
Net earnings                                    $4,167   $3,141   $3,205
Depreciation and amortization                      678      625      591
Special Charge                                       -      800        -
Provision for restructuring                          -      201      225
Gain on sale of businesses                           -     (201)    (225)
Other operating items                              (79)     (1)       33
Receivables                                       (176)    (253)    (479)
Inventories                                       (317)    (139)    (288)
Accounts payable and accrued expenses              243      242     (179)
Income taxes                                       738      414      318
Product liability                                 (726)    (715)    (795)
Insurance recoverable                               59      196      234
Other assets and liabilities                      (117)    (190)    (164)
                                               -------- -------- -------

   Net Cash Provided by Operating Activities     4,470    4,120    2,476
                                               -------  -------  -------

Cash Flows From Investing Activities:
Proceeds  from  sales of  time  deposits  and       51      309      530
marketable securities
Purchases  of  time deposits  and  marketable       (4)    (256)    (363)
securities
Additions to fixed assets                         (709)    (788)    (767)
Proceeds from sale of business                     134      417      370
Acquisition of businesses                         (266)     (93)    (254)
Other, net                                          35       65      (48)
                                               -------  -------  --------

   Net Cash Used in Investing Activities          (759)    (346)    (532)
                                               -------- -------- --------
Cash Flows From Financing Activities:
Short-term borrowings                              (26)     (81)      81
Long-term debt                                     (54)      73      328
Issuances of common stock under stock plans          8      140      117
Purchases of treasury stock                     (1,419)  (1,561)  (1,162)
Dividends paid                                  (1,707)  (1,551)  (1,515)
                                               -------- -------- --------

   Net Cash Used in Financing Activities        (3,198)  (2,980)  (2,151)
                                               -------- -------  -------

Effect of Exchange Rates on Cash                   (37)      (6)     (18)
                                               -------  -------  -------

Increase (Decrease) in Cash and Cash               476      788     (225)
Equivalents
Cash  and  Cash Equivalents at  Beginning  of    2,244    1,456    1,681
Period                                         -------  -------  -------

Cash and Cash Equivalents at End of Period      $2,720   $2,244   $1,456
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

Excess of Cost over Net Tangible Assets - The excess of cost over net tangible assets received in business acquisitions is being amortized on a straight-line basis over periods not exceeding 40 years. The excess of cost over net tangible assets is periodically reviewed for impairment based on an assessment of future operations (including cash flows) to ensure that the excess of cost over net tangible assets is appropriately valued.

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

Earnings Per Share - Basic earnings per common share are computed using the weighted average number of shares outstanding during the year. Diluted earnings per common share are computed using the weighted average number of shares outstanding during the year, plus the incremental shares outstanding assuming the exercise of dilutive stock options

                      BRISTOL-MYERS SQUIBB COMPANY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (dollars in millions)


Note 2  ACQUISITIONS AND DIVESTITURES
-------------------------------------

In June 1999, the Company acquired Cal-C-Tose, a nutritional milk modifier. In September 1999, the Company entered into a development and commercialization agreement for aripiprazole, a novel drug under study in Phase III trials as a treatment for schizophrenia, with Otsuka Pharmaceutical Co., Ltd. In December 1999 the Company completed the sale of Laboratori Guieu, a gynecological, pediatric and dermatological products business headquartered in Milan Italy. The gain on the sale was not material.

In 1998 the Company acquired Redmond Products, Inc., a leading hair care manufacturer in the United States, and Phytoervas, a line of premium retail shampoos and conditioners in Brazil. The Company also in 1998 acquired Dong-A-Biotech Co., Ltd., a marketer and distributor of pharmaceutical products in South Korea. In 1998, the Company divested its Ban brand of anti-perspirants and deodorants, A/S GEA, a Denmark-based generic drug business, and Hexachimie, a specialty chemical manufacturer based in France, resulting in a combined pretax gain of $201 million.

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


Note 3  EARNINGS PER SHARE
--------------------------

The computations for basic earnings per common share and diluted earnings per common share are as follows:

Earnings per Common Share  - Basic:
-----------------------------------
                                                      Year Ended
                                                      December 31,
                                                     -------------

Dollars in Millions (Except per Share             1999     1998     1997
Amounts)                                        ------   ------   ------
-------------------------------------

Net Earnings                                    $4,167   $3,141   $3,205
                                                  ====     ====     ====

Average Common Shares Outstanding                1,984    1,987    1,992
                                                  ====     ====     ====

Earnings Per Common Share - Basic                $2.10    $1.58    $1.61
                                                  ====     ====     ====

                      BRISTOL-MYERS SQUIBB COMPANY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in millions)


Earnings per Common Share - Diluted:
------------------------------------
                                              Year Ended December 31,
                                             -------------------------

Dollars in Millions (Except per Share            1999     1998     1997
Amounts)                                       ------   ------   ------
-------------------------------------

Net Earnings                                   $4,167   $3,141   $3,205
                                                 ====     ====     ====

Average Common Shares Outstanding               1,984    1,987    1,992
Incremental Shares Outstanding Assuming the
Exercise of Dilutive Stock Options                 43       44       50
                                                -----    -----    -----

Average Common Shares Outstanding               2,027    2,031    2,042
                                                =====    =====    =====

Earnings Per Common Share - Diluted             $2.06    $1.55    $1.57
                                                =====    =====    =====


Note 4  OTHER INCOME AND EXPENSES
---------------------------------

                                                 Year Ended December 31,
                                               ---------------------------
                                                1999       1998      1997
                                              ------     ------    ------
Interest income                                 $107        $87      $106
Interest expense                                (130)      (154)     (118)
Other - net                                      (63)        14        56
                                               -----      -----     -----
                                                $(86)      $(53)      $44
                                                ====       ====      ====


Cash payments for interest were $119 million, $157 million and $110 million in 1999, 1998 and 1997, respectively.

                      BRISTOL-MYERS SQUIBB COMPANY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (dollars in millions)


Note 5  PROVISION FOR INCOME TAXES
----------------------------------

The components of earnings before income taxes were:

                                                     December 31,
                                              ---------------------------
                                                1999       1998      1997
                                               -----      -----     -----
U.S.                                          $3,644     $2,623    $2,858
Non-U.S.                                       2,123      1,645     1,624
                                               -----     ------    ------
                                              $5,767     $4,268    $4,482
                                               =====      =====     =====

The provision for income taxes consisted of:

                                                     December 31,
                                              ---------------------------
                                                1999       1998      1997
                                               -----      -----     -----
Current:
U.S.                                            $780       $827      $633
Non-U.S.                                         405        346       471
                                               -----      -----     -----
                                               1,185      1,173     1,104
                                               =====      =====     =====

The components of prepaid and deferred income taxes consisted of:

                                                     December 31,
                                              ---------------------------
                                                1999       1998      1997
                                               -----      -----     -----
Deferred:
U.S.                                             365        (64)      220
Non-U.S.                                          50         18       (47)
                                               -----     ------     -----
                                                 415        (46)      173
                                               -----     ------     -----
                                              $1,600     $1,127    $1,277
                                               =====      =====     =====

                      BRISTOL-MYERS SQUIBB COMPANY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (dollars in millions)


Income taxes paid during the year were $805 million, $654 million and $898 million in 1999, 1998 and 1997, respectively.

The Company's provision for income taxes in 1999, 1998 and 1997 was different from the amount computed by applying the statutory United States Federal income tax rate to earnings before income taxes, as a result of the following:

                                                   % of Earnings
                                                Before Income Taxes
                                                ----------------------
                                               1999      1998     1997
                                              -----     -----    -----
U.S. statutory rate                           35.0%     35.0%    35.0%
Foreign                                       (5.0)     (4.4)    (2.6)
Effect of operations in Puerto Rico           (1.8)     (2.5)    (2.9)
Special charge                                   -       (.6)       -
State and local taxes                           .6        .6       .6
Other                                         (1.1)     (1.7)    (1.6)
                                              -----     -----    -----
                                              27.7%     26.4%    28.5%
                                              =====     =====    =====


Prepaid taxes at December 31, 1999, 1998 and 1997 were $567 million, $809 million and $818 million, respectively. The deferred income tax liability, included in Other Liabilities, at December 31, 1999, 1998 and 1997 was $445 million, $277 million and $352 million, respectively.

The components of prepaid and deferred income taxes consisted of:

                                                   December 31,
                                               ----------------------
                                               1999      1998     1997
                                              -----     -----    -----
Depreciation                                 $(278)    $(278)   $(278)
Postretirement and pension benefits            120       195      191
Product liability                              (13)      248      154
Restructuring                                   25        55       77
Other                                          268       312      322
                                              -----     -----    -----
                                              $122      $532     $466
                                              ====      ====     ====

                     BRISTOL-MYERS SQUIBB COMPANY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (dollars in millions)


The Company has settled its United States Federal income tax returns with the Internal Revenue Service through 1991.

United States Federal income taxes have not been provided on substantially all of the unremitted earnings of non-U.S. subsidiaries, since it is management's practice and intent to reinvest such earnings in the operations of these subsidiaries. The total amount of the net unremitted earnings of non-U.S. subsidiaries was approximately $4.4 billion at December 31, 1999.


Note 6  INVENTORIES
-------------------
                                                   December 31,
                                               ----------------------
                                               1999      1998     1997
                                             ------    ------   ------
Finished goods                               $1,472    $1,209   $1,153
Work in process                                 302       236      197
Raw and packaging materials                     352       428      449
                                              -----     -----    -----
                                             $2,126    $1,873   $1,799
                                              =====     =====    =====


Note 7  PROPERTY, PLANT AND EQUIPMENT
-------------------------------------

                                                   December 31,
                                               ----------------------
                                               1999      1998     1997
                                              -----     -----    -----
Land                                           $170      $176     $180
Buildings                                     3,096     2,875    2,631
Machinery, equipment and fixtures             4,093     3,885    3,646
Construction in progress                        482       572      544
                                              -----     -----    -----
                                              7,841     7,508    7,001
Less accumulated depreciation                 3,220     3,079    2,845
                                              -----     -----    -----
                                             $4,621    $4,429   $4,156
                                              =====     =====    =====

                     BRISTOL-MYERS SQUIBB COMPANY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (dollars in millions)


Note 8  SHORT-TERM BORROWINGS AND LONG-TERM DEBT
------------------------------------------------

Included in short-term borrowings were amounts due to banks, primarily foreign banks, of $245 million, $272 million and $524 million at December 31, 1999, 1998 and 1997, respectively, and current installments of long-term debt of $10 million, $43 million and $19 million at December 31, 1999, 1998, and 1997, respectively. Also included in short-term borrowings at December 31, 1999 and 1998, was $177 million and $167 million, respectively, of commercial paper outstanding. This commercial paper has original maturities not exceeding 270 days and is denominated in euros and U.S. dollars. The average interest rate on short-term borrowings was 6.76% and on current installments of long-term debt was 6.81% at December 31, 1999.

During 1999, the Company renewed two credit facilities, aggregating $500 million, with a syndicate of lenders as support for its commercial paper program. The credit facilities consist of a $250 million, 364-day credit facility, which may be renewed annually with the consent of the lenders for an additional 364-day period and a $250 million, four- and five-year credit facility, extendible at each anniversary date with the consent of the lenders. There were no borrowings outstanding under the credit facilities at December 31, 1999. In addition, the Company has unused short-term lines of credit with foreign banks of $420 million.


The components of long-term debt were:
                                                   December 31,
                                               ----------------------
                                               1999      1998     1997
                                              -----     -----    -----
6.80% Debentures, due in 2026                  $345      $345     $344
7.15% Debentures, due in 2023                   344       344      343
6.875% Debentures, due in 2097                  296       296      296
Various Rate Yen Term Loans, due in 2003         71        71       70
2.14% Yen Notes, due in 2005                     62        55        -
1.73% Yen Notes, due in 2003                     62        54        -
3.51% Deutsche Mark Interest on Yen
Principal Term Loan, due in 2005                 57        50       49
5.75% Industrial Revenue Bonds, due in 2024      34        34       34
5.00% Yen Term Loan, paid in 1999                 -        29       29
Various Rate Term Loans, paid in 1999             -         -       26
2.83% Yen Term Loan, due in 2002                 28        25       24
Capitalized Leases                               22        29       26
Other, 4.30% to 10.25%,due in varying
  amounts through 2014                           21        32       38
                                             ------   -------  -------
                                             $1,342    $1,364   $1,279
                                              =====     =====    =====

                     BRISTOL-MYERS SQUIBB COMPANY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (dollars in millions)


Note 9  STOCKHOLDERS' EQUITY
----------------------------

Changes in capital shares and capital in excess of par value of stock were:


                                    Shares of Common Stock      Capital in
                                   -----------------------      Excess of
                                                                Par Value
                                                                of Stock
                                                                (dollars in
                                                                millions)

                                        Issued      Treasury
                                      ----------   -----------      ------

Balance, December 31, 1996         1,082,496,016    81,806,550        $382
Issued pursuant to stock plans
and options                              738,151    (8,514,867)        162
Conversions of preferred stock            19,536             -           -
Purchases                                      -    16,777,700           -
                                      ----------   -----------      ------

Balance, December 31, 1997         1,083,253,703    90,069,383         544
Effect of two-for-one stock split  1,083,253,703    90,069,383        (108)
Issued  pursuant to  stock  plans
and options                           16,931,302   (11,189,998)        700
Conversions of preferred stock            21,230             -           -
Purchases                                      -    30,601,764           -
Other                                  4,856,870             -         (61)
                                      ----------   -----------      ------

Balance, December 31, 1998         2,188,316,808   199,550,532       1,075
Issued  pursuant to  stock  plans
and options                            4,641,700   (9,694,871)         458
Conversions of preferred stock            11,996            -            -
Purchases                                      -   22,309,190            -
                                      ----------   -----------      ------

Balance, December 31, 1999         2,192,970,504   212,164,851      $1,533
                                   =============   ===========      ======


Each share of the Company's preferred stock is convertible into 16.96 shares of common stock and is callable at the Company's option. The reductions in the number of issued shares of preferred stock in 1999, 1998 and 1997 were due to conversions into shares of common stock.

Dividends per common share were $.86 in 1999, $.78 in 1998  and  $.76 in 1997.

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

In addition, the 1997 Stock Incentive Plan provides for the granting of up to 20,000,000 shares of common stock to key employees, subject to restrictions as to continuous employment except in the case of death or normal retirement. Restrictions generally expire over a five-year period from date of grant. Compensation expense is recognized over the restricted period. At December 31, 1999, a total of 2,135,524 restricted shares were outstanding under the plan.

Under the TeamShare Stock Option Plan, all full-time employees, excluding key executives, meeting certain years of service requirements are granted options to purchase the Company's common stock at the market price on the date the options are granted. The Company has authorized 62,000,000 shares for issuance under the plan. As of December 31, 1999, a total of 23,579,400 shares have been exercised under the plan.

The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans other than for restricted stock and performance-based awards. Had compensation cost for the Company's other stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, the Company's net income and earnings per share would have been reduced by approximately $198 million, or $.10 per common share, basic and diluted, in 1999, $136 million, or $.07 per common share, basic and diluted, in 1998 and $85 million, or $.04 per common share, basic and diluted, in 1997. The fair value of the options granted during 1999, 1998 and 1997 was estimated as $17.37 per common share, $11.80 per common share and $6.41 per common share, respectively, on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                     BRISTOL-MYERS SQUIBB COMPANY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (dollars in millions)


                                               1999      1998     1997
                                             ------    ------   ------
Dividend yield                                 2.4%      3.1%     4.3%
Volatility                                    21.8%     18.2%    19.3%
Risk-free interest rate                        5.5%      6.3%     6.5%
Assumed forfeiture rate                        3.0%      3.0%     3.0%
Expected life (years)                           7        7        7



Stock option transactions were:
                                                              Weighted
                                                              Average
                                    Shares of Common Stock    Exercise
                                   -----------------------    Price of
                                                              Shares
                                                             Under Plan
                                    Available      Under
                                   for Option      Plan
                                   ----------   -----------      ------

Balance, December 31, 1996         18,329,358    70,028,732      $34.27
Authorized                          9,006,205             -           -
Granted                           (11,347,801)   11,347,801       65.77
Exercised                                   -   (12,787,811)      30.34
Lapsed                              2,284,788    (2,287,820)      45.63
                                   ----------   -----------

Balance, December 31, 1997         18,272,550    66,300,902       40.08
Effect of two-for-one stock split  18,272,550    66,300,902           -
Authorized                         17,877,318             -           -
Granted                           (35,498,350)   35,498,350       51.40
Exercised                                   -   (36,697,942)      16.30
Lapsed                              2,382,746    (2,382,746)      34.27
                                   ----------   -----------

Balance, December 31, 1998         21,306,814   129,019,466       29.47
Authorized                         19,898,896             -           -
Granted                           (24,221,950)   24,221,950       65.39
Exercised                                   -   (20,425,070)      20.41
Lapsed                              3,552,037    (3,552,037)      42.51
                                   ----------   -----------

Balance, December 31, 1999         20,535,797   129,264,309      $37.27
                                   ==========   ===========

                     BRISTOL-MYERS SQUIBB COMPANY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (dollars in millions)


The   following   table   summarizes  information  concerning   currently
outstanding and exercisable options:


                     Options Outstanding            Options Exercisable
            ------------------------------------- ------------------------

 Range of     Number      Weighted     Weighted     Number      Weighted
 Exercise   Outstanding    Average     Average    Exercisable    Average
  Prices                  Remaining    Exercise                 Exercise
                         Contractual    Price                     Price
                            Life
$10 - $20     36,055,360    4.10       $15.61     36,050,360     $15.61
$20 - $30     23,777,750    6.29        24.32     19,415,975      24.57
$30 - $40     12,441,697    7.19        33.68      6,530,637      33.68
$40 - $50      4,319,338    8.09        45.70        158,263      44.10
$50 - $60     29,924,664    8.18        51.73      5,012,685      51.00
$60 - up      22,745,500    9.19        66.49        152,319      61.10
             -----------                          ----------
             129,264,309                          67,320,239
             ===========                          ==========


At December 31, 1999, 204,705,699 shares of common stock were reserved for issuance pursuant to stock plans, options and conversions of preferred stock.


Note 10  FINANCIAL INSTRUMENTS
------------------------------

Foreign exchange option contracts and, to a lesser extent, forward contracts, are used to hedge anticipated foreign currency transactions, primarily intercompany inventory purchases expected to occur within the next year.

The Company has exposures to net foreign currency denominated assets and liabilities, which approximated $2,179 million, $2,310 million and $2,070 million at December 31, 1999, 1998 and 1997, respectively, primarily in Europe, Japan and Canada. The Company mitigates the effect of these exposures through third-party borrowings.

The risk of loss associated with the types of foreign exchange option contracts entered into by the Company is limited to premium amounts paid for the option contracts. Premiums are deferred in Prepaid Expenses and amortized in the consolidated statement of earnings (in the Other caption) over the time frame of the underlying hedged transaction. Gains related to the option contracts, which qualify as hedges of foreign currency anticipated transactions, are recognized in earnings when the hedged transactions are recognized. Gains and losses on foreign exchange forward contracts are recognized in the basis of the underlying transaction being hedged.

                       BRISTOL-MYERS SQUIBB COMPANY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (dollars in millions)


The notional amounts of the Company's foreign exchange option contracts at December 31, 1999, 1998 and 1997 were $1,762 million, $1,307 million and $1,279 million, respectively.

The Company does not anticipate any material adverse effect on its financial position resulting from its involvement in these instruments, nor does it anticipate non-performance by any of its counterparties.

At December 31, 1999, 1998 and 1997, the carrying value of all financial instruments, both short- and long-term, approximated their fair values.


Note 11  LEASES
---------------

Minimum   rental  commitments  under  all  noncancelable  operating
leases, primarily real estate, in effect at December 31, 1999 were:

Years Ending December 31,
-------------------------
2000                                            $109
2001                                              97
2002                                              80
2003                                              60
2004                                              46
Later years                                      141
                                              ------
Total minimum payments                           533
Less total minimum sublease rentals              111
                                              ------
Net minimum rental commitments                  $422
                                                 ===


Operating lease rental expense (net of sublease rental income of $24 million in 1999, $27 million in 1998 and $26 million in 1997) was $90 million in 1999, $105 million in 1998 and $124 million in 1997.

                     BRISTOL-MYERS SQUIBB COMPANY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (dollars in millions)


Note 12  SEGMENT INFORMATION
----------------------------

The  major  product  categories for each business  segment  are  as follows:
                                              Year Ended December 31,
                                              ----------------------
                                              1999     1998     1997
                                             ------   ------   ------
Medicines
 PRAVACHOL*                                  $1,704    $1,643   $1.437
 TAXOL*                                       1,481     1,206      941
 GLUCOPHAGE                                   1,317       862      579
 Oncology Therapeutics Network                  894       657      480
 BUSPAR*                                        605       531      443
 ZERIT*                                         605       551      398
 PARAPLATIN*                                    600       525      437
 PLAVIX                                         547       144        -
Beauty Care
 Hair care                                    1,250     1,179      794
 Haircolor                                      905       894      841
Nutritionals
 Infant formulas                              1,233     1,203    1.219
Medical Devices
 Orthopaedic implants                           665       596      615
 Ostomy                                         449       464      451


Inter-area sales, which are usually billed at or above manufacturing costs, by geographic area, were:

                                                   December 31,
                                              ----------------------
                                               1999      1998     1997
                                             ------    ------   ------
United States                                $1,647    $1,434   $1,370
Europe, Mid-East and Africa                     937       843      762
Other Western Hemisphere                         46        29       32
Pacific                                          25        16       24
                                             ------   -------  -------
Total inter-area eliminations                $2,655    $2,322   $2,188
                                              =====     =====    =====

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

BUSINESS SEGMENTS              Net Sales            Earnings Before Taxes
-----------------       ------------------------    ----------------------

                           1999     1998     1997    1999    1998    1997
                          -----    -----    -----   -----   -----   -----
Medicines               $14,309  $12,573  $11,211  $4,018  $3,402  $3,033
Beauty Care               2,381    2,305    1,895     247     343     269
Nutritionals              1,850    1,759    1,793     375     371     360
Medical Devices           1,682    1,647    1,802     365     336     345
                          -----    -----    -----   -----   -----   -----
Net sales and earnings
before taxes            $20,222  $18,284  $16,701  $5,005  $4,452  $4,007

                          =====    =====    =====   =====   =====   =====


GEOGRAPHIC AREAS               Net Sales          Earnings Before Taxes
----------------       -------------------------- -----------------------

                           1999     1998     1997    1999    1998    1997
                          -----    -----    -----   -----   -----   -----
United States           $14,445  $12,527  $11,014  $3,491  $3,164  $2,581
Europe, Mid-East and
Africa                    5,040    4,873    4,653   1,268   1,139   1,109
Other Western Hemisphere  1,681    1,749    1,586     110     223     225
Pacific                   1,711    1,457    1,636      83       2      52
Inter-area eliminations  (2,655)  (2,322)  (2,188)     53     (76)     40
                          -----     -----    -----  -----  -----   -----
Net sales and earnings
before taxes            $20,222  $18,284  $16,701   5,005   4,452   4,007
                          =====    =====    =====
Special Charge                                          -    (800)      -
Other                                                 762     616     475
                                                    -----   -----   -----
                                                   $5,767  $4,268  $4,482
                                                    =====   =====   =====

                        BRISTOL-MYERS SQUIBB COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (dollars in millions)


BUSINESS SEGMENTS                                 Year-End Assets
-----------------                               ----------------------
                                               1999      1998     1997
                                             ------    ------   ------
Medicines                                    $8,769    $8,296   $7,964
Beauty Care                                   1,121     1,058      833
Nutritionals                                  1,190     1,094    1,113
Medical Devices                               1,185     1,174    1,225
                                             ------   -------  -------
Identifiable segment assets                 $12,265   $11,622  $11,135
                                             ======    ======   ======


GEOGRAPHIC AREAS                                  Year-End Assets
----------------                                ----------------------
                                              1999       1998     1997
                                             -----     ------   ------
United States                               $6,989     $6,657   $6,417
Europe, Mid-East and Africa                  3,622      3,533    3,426
Other Western Hemisphere                     1,425      1,238    1,063
Pacific                                        943        942      989
Inter-area eliminations                       (714)     (748)    (760)
                                            ------    -------  -------
Identifiable geographic assets             $12,265    $11,622  $11,135
Other assets                                 4,849      4,650    3,842
                                            ------    -------  -------
                                           $17,114    $16,272  $14,977
                                            ======     ======   ======


BUSINESS SEGMENTS             Capital Expenditures        Depreciation
-----------------           --------------------------  -----------------

                              1999     1998    1997    1999    1998    1997
                               ---   ------   -----  ------   -----   -----
Medicines                     $457     $535    $524    $279    $272    $244
Beauty Care                     58       71      58      35      29      22
Nutritionals                    56       59      61      43      38      42
Medical Devices                 44       33      24      32      36      46
                               ---   ------   -----  ------   -----   -----
Business segment total         615      698     667     389     375     354
                                94       90     100      49      38      43
                               ---   ------   -----  ------   -----   -----
                              $709     $788    $767    $438    $413    $397
                               ===      ===     ===     ===     ===     ===

                       BRISTOL-MYERS SQUIBB COMPANY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (dollars in millions)

Note 13  RETIREMENT PLANS
-------------------------

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

Cost for the Company's defined benefit plans included the following components:


                                                 Year Ended December 31,
                                                 ----------------------
                                                1999       1998     1997
                                               -----     ------   ------

Service cost - benefits earned during the year  $161       $132     $135
Interest cost on projected benefit obligation    217        207      203
obligation
Expected earnings on plan assets                (285)      (258)    (231)
Net amortization and deferral                      4         (1)      10
                                                ----       ----     ----
Net pension expense                              $97        $80     $117
                                                ====       ====     ====


The weighted average actuarial assumptions for the Company's pension plans were as follows:

                                                   December 31,
                                             -------------------------
                                               1999      1998     1997
                                             ------    ------   ------
Discount rate                                  7.8%      7.0%     7.5%
Compensation increase                          4.8%      4.3%     4.5%
Long-term rate of return                      10.0%     10.0%    10.0%

                       BRISTOL-MYERS SQUIBB COMPANY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (dollars in millions)

Changes in benefit obligation and plan assets were:

                                                   Year Ended December 31,
                                                   ----------------------
                                                  1999      1998     1997
                                                  ----      ----     ----
Benefit obligation at beginning of year         $3,216    $2,928   $2,734
Service cost - benefits earned during the year     161       132      135
year
Interest cost on projected benefit obligation      217       207      203
Actuarial (gains) and losses                      (203)      160       45
Benefits paid                                     (254)     (211)    (189)
                                                 -----     -----    -----
Benefit obligation at end of year               $3,137    $3,216   $2,928
                                                 =====     =====    =====

                                                       December 31,
                                                    ----------------------
                                                  1999      1998     1997
                                                 -----    ------   ------
Fair value of plan assets at beginning of year  $3,137    $2,949   $2,596
Actual earnings on plan assets                     561       359      504
Employer contribution                               46        40       38
Benefits paid                                     (254)     (211)    (189)
                                                ------    ------   ------
Fair value of plan assets at end of year        $3,490    $3,137   $2,949
                                                 =====     =====    =====

                                                     December 31,
                                                   ----------------------
                                                  1999      1998     1997
                                                 -----     -----    -----
Plan assets in excess of (less than)
projected benefit obligation                      $353      $(79)     $21
Unamortized net assets at adoption                  (2)      (33)     (47)
Unrecognized prior service cost                     37        48       56
Unrecognized net (gains) and losses               (385)       87       13
                                                 -----     -----    -----
Net amount recognized                               $3       $23      $43
                                                  ====      ====     ====

Amounts recognized in the consolidated balance sheet
    consist of:
Prepaid benefit cost                               181       187      194
Accrued benefit liability                         (190)     (190)    (173)
Other asset                                         12        26       22
                                                 -----     -----    -----
Net amount recognized                               $3       $23      $43
                                                  ====      ====     ====

                       BRISTOL-MYERS SQUIBB COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (dollars in millions)


The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $319 million, $245 million and $56 million, respectively, as of December 31, 1999, $288 million, $230 million and $40 million, respectively, as of December 31, 1998 and $271 million, $208 million and $37 million, respectively, as of December 31, 1997. This is primarily attributable to an unfunded benefit equalization plan.

The principal defined contribution plan is the Bristol-Myers Squibb Savings and Investment Program. The Company's contribution is based on employee contributions and the level of company match. Company contributions to the plan were $49 million in 1999, $45 million in 1998 and $40 million in 1997.


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

Cost for the Company's postretirement benefit plans included the following components:

                                              Year Ended December 31,
                                              ----------------------
                                                1999       1998     1997
                                               -----      -----    -----

Service cost - benefits earned during the year   $10         $8       $9
Interest cost on accumulated postretirement       36         35       36
benefit obligation
Expected earnings on plan assets                 (13)       (11)      (9)
Net amortization and deferral                      1         (3)      (2)
                                               -----      -----    -----
Net postretirement benefit expense               $34        $29      $34
                                                ====       ====     ====

                      BRISTOL-MYERS SQUIBB COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (dollars in millions)


The   weighted   average  actuarial  assumptions  for   the   Company's
postretirement benefit plans were as follows:

                                                   December 31,
                                              ----------------------
                                               1999      1998     1997
                                             ------    ------   ------
Discount rate                                  7.8%      7.0%     7.5%
Long-term rate of return                      10.0%     10.0%    10.0%


Changes in benefit obligation and plan assets were:

                                              Year Ended December 31,
                                              -----------------------
                                              1999       1998     1997
                                             -----      -----    -----
Benefit obligation at beginning of year       $507       $495     $482
Service cost - benefits earned during the
year                                            10          8        9
Interest cost on accumulated post-
retirement benefit obligation                   36         35       36
Plan participants' contributions                 2          2        2
Plan amendments                                 (9)        (1)       -
Actuarial (gains) and losses                    16          6       (2)
Benefits paid                                  (41)       (38)     (32)
                                             -----      -----    -----
Benefit obligation at end of year             $521       $507     $495
                                              ====       ====     ====

                                                   December 31,
                                              ----------------------
                                              1999       1998     1997
                                             -----     ------   ------
Fair value of plan assets at beginning of
year                                          $128       $113      $89
Actual earnings on plan assets                  24         15       20
Employer contribution                           39         36       34
Plan participants' contributions                 2          2        2
Benefits paid                                  (41)       (38)     (32)
                                             -----      -----   ------
Fair value of plan assets at end of year      $152       $128     $113
                                              ====       ====     ====

                      BRISTOL-MYERS SQUIBB COMPANY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (dollars in millions)


                                                   December 31,
                                              ----------------------
                                               1999      1998     1997
                                             ------    ------   ------
Accumulated postretirement benefit
obligation in excess of plan assets           $(369)    $(379)   $(382)
Unrecognized prior service cost                  (6)        3        4
Unrecognized net earnings                       (55)      (60)     (65)
                                              -----     -----    -----
Accrued postretirement benefit expense        $(430)    $(436)   $(443)
                                               ====      ====     ====

For measurement purposes, an annual rate of increase in the per capita cost of covered health care benefits of 7% for participants was assumed for 2000; the rate was assumed to decrease gradually to 5% in 2007 and to remain at that level thereafter.

A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                            1-Percentage-  1-Percentage-
                                                Point          Point
                                              Increase       Decrease

                                             ----------   ------------

Effect on the aggregate of the service and
interest cost components of net postretirement
benefit expense                                  $1            $(1)
Effect on the accumulated postretirement
benefit obligation                              $21           $(19)


Note 15  LITIGATION
-------------------

Various lawsuits, claims and proceedings of a nature considered normal to its businesses are pending against the Company and certain of its subsidiaries. The most significant of these are described below. Reference is made to Item 3 Legal Proceedings in Part 1 of this Form 10-K Annual Report.

Breast Implant
--------------

The Company, together with its subsidiary, Medical Engineering Corporation (MEC), and certain other companies, has been named as a defendant in a number of claims and lawsuits alleging damages for personal injuries of various types resulting from polyurethane-covered breast implants and smooth-walled breast implants formerly manufactured by MEC or a related Company. Of the more than 90,000 claims or potential claims against the Company in direct lawsuits or through registration in the nationwide class action settlement approved by the Federal District Court in Birmingham, Alabama (the "Revised Settlement"), most have been dealt with through the Revised Settlement, other settlements, or trial.

                      BRISTOL-MYERS SQUIBB COMPANY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (dollars in millions)

As of December 31, 1999, the Company's contingent liability in respect of breast implant claims was limited to residual unpaid Revised Settlement obligations and to roughly 1,700 remaining opt-outs who have pursued or may pursue their claims in court.

As of December 31, 1999, approximately 6,700 United States and 200 foreign breast implant recipients were plaintiffs in lawsuits pending in federal and state courts in the United States and certain courts in Canada and Australia. These figures include the claims of plaintiffs that are in the process of being settled and/or dismissed.In these lawsuits, about 3,660 U.S. and 49 foreign plaintiffs opted out of the Revised Settlement. The lawsuits of the 3,040 U.S. plaintiffs who did not opt out are expected to be dismissed since these plaintiffs are among the estimated 74,000 women with MEC implants who chose to participate in the nationwide settlement. Of the 3,660 opt-out plaintiffs, an estimated 1,960 have claims based upon products that were not manufactured or sold by MEC or that have been or are in the process of being settled and/or dismissed. Accordingly, the number of remaining plaintiffs who have pursued or may pursue their claims in court against the Company is roughly 1,700, as stated in the preceding paragraph.

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

In  the  fourth  quarter of 1993, the Company recorded a charge  of  $500 million before taxes ($310 million after taxes) in respect of breast implant cases. The charge consisted of $1.5 billion for potential liabilities and expenses, offset by $1.0 billion of expected insurance proceeds. In the fourth quarters of 1994 and 1995, the Company recorded additional special charges of $750 million before taxes ($488 million after taxes) and $950 million before taxes ($590 million after taxes), respectively, related to breast implant product liability claims. In the fourth quarter of 1998, the Company recorded an additional special charge to earnings in the amount of $800 million before taxes and increased its insurance receivable in the amount of $100 million, resulting in a net charge to earnings of $433 million after taxes in respect of breast implant product liability claims. During 1999, 1998 and 1997, cash payments, net of insurance receipts, of $631 million, $551 million and $549 million, respectively, were made related to the breast implant product liability claims. At December 31, 1999, $354 million was included in current and other liabilities for breast implant product liability claims.

Prescription Drug
-----------------

As of December 31, 1999, the Company remains a defendant in several actions challenging pricing on brand name prescription drugs. These actions include several currently consolidated antitrust actions brought against the Company and more than 30 other pharmaceutical manufacturers, drug wholesalers and pharmacy benefit managers by certain chain drugstores, supermarket chains and independent drugstores; state pharmaceutical actions; and purported class actions on behalf of consumers. In the fourth quarter of 1998, the Company recorded a special

                      BRISTOL-MYERS SQUIBB COMPANY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (dollars in millions)

charge to earnings in the amount of $100 million before taxes ($62 million after taxes) in respect of this prescription drug litigation.
The Company will continue to defend vigorously its position in this ongoing litigation and believes it will be able to address all remaining claims within its reserves. During 1999, cash payments of $59 million were made related to the pricing litigation claims.

TAXOL*
------

There is no composition of matter patent for paclitaxel (the active ingredient in TAXOL*). In the United States, the Company is presently the only manufacturer and marketer of a product containing paclitaxel. In 1997 and 1998, the Company filed several lawsuits alleging that a number of generic drug companies infringed its patents covering certain methods of administering paclitaxel when they filed abbreviated new drug applications seeking regulatory approval to sell paclitaxel. These actions were consolidated for discovery in the United States District Court for the District of New Jersey. The Company does not assert a monetary claim against any of the defendants, but seeks to prevent the defendants from marketing paclitaxel in a manner that violates the Company's patents. The defendants have asserted that they do not infringe the Company's patents and that these patents are invalid and unenforceable. Some defendants also asserted counterclaims seeking damages for alleged antitrust and unfair competition violations.

On January 4, 2000, the District Court granted the Company's motion to dismiss certain of the antitrust and unfair competition counterclaims. The Company's motion for summary judgment on the remaining antitrust and unfair competition counterclaims was denied on March 17, 2000.

On February 29, 2000, the District Court granted in part the generic companies' summary judgment motions for invalidity by finding all claims of the Company's patents in dispute invalid, except for claims limited to the treatment of ovarian cancer. As a result of this ruling, the generic companies may obtain U.S. Food and Drug Administration approval to market paclitaxel solely for treatment of metastatic breast cancer after failure of combination chemotherapy. The District Court's opinion left for determination at trial the validity of the claims of the Company's patents directed to the low dose, three-hour administration of paclitaxel for ovarian cancer and denied the generic companies' summary judgment motion arguing non-infringement of the Company's patents. The Company may pursue its appeal rights in the future.

The claims remaining in the lawsuits are currently scheduled for trial in May 2000. It is not possible at this time to make a reasonable assessment of the outcome of the remaining claims in these actions nor to reasonably estimate the impact on TAXOL* sales or the amount of damages were the Company not to prevail.


While it is not possible to predict with certainty the outcome of these cases, it is the opinion of management that they will not have a material adverse effect on the Company's operating results, liquidity or consolidated financial position.

Note 16  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
------------------------------------------------------
(in millions, except per share amounts)

                               First   Second    Third   Fourth
                              Quarter  Quarter  Quarter  Quarter     Year
1999:                         -------  -------  -------  -------  -------
Net Sales                     $4,854    $4,920   $5,040   $5,408  $20,222
Gross Profit                   3,549     3,559    3,638    3,937   14,683
Net Earnings                   1,066       952    1,097    1,052    4,167
Earnings Per Common Share
Basic                            .54       .48      .55      .53     2.10
Diluted                          .53       .47      .54      .52     2.06

1998:
Net Sales                     $4,446    $4,430   $4,523   $4,885  $18,284
Gross Profit                   3,294     3,224    3,332    3,578   13,428
Net Earnings                     927       835      966      413    3,141
Earnings Per Common Share
Basic                            .47       .42      .49      .21     1.58
Diluted                          .46       .41      .47      .20     1.55



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

                   REPORT OF INDEPENDENT ACCOUNTANTS
                   ---------------------------------


To the Board of Directors
and Stockholders of
Bristol-Myers Squibb Company



In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 61 present fairly, in all material respects, the financial position of Bristol-Myers Squibb Company and its subsidiaries at December 31, 1999, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 61 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PricewaterhouseCoopers LLP
------------------------------

PRICEWATERHOUSECOOPERS LLP
New York, New York
January 24, 2000

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                               PART III
                             ------------

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

(a) Reference is made to the Proxy Statement for the Annual Meeting of Stockholders on May 2, 2000 with respect to the Directors of the Registrant which is incorporated herein by reference and made a part hereof in response to the information required by Item 10.

(b) The information required by Item 10 with respect to the Executive Officers of the Registrant has been included in Part IA of this Form 10-K Annual Report in reliance on General Instruction G of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.


Item 11.  EXECUTIVE COMPENSATION.

Reference is made to the Proxy Statement for the Annual Meeting of Stockholders on May 2, 2000 with respect to Executive Compensation which is incorporated herein by reference and made a part hereof in response to the information required by Item 11.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

Reference is made to the Proxy Statement for the Annual Meeting of Stockholders on May 2, 2000 with respect to the security ownership of certain beneficial owners and management which is incorporated herein by reference and made a part hereof in response to information required by Item 12.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Reference is made to the Proxy Statement for the Annual Meeting of Stockholders on May 2, 2000 with respect to certain relationships and related transactions which is incorporated herein by reference and made a part hereof in response to the information required by Item 13.

                                 PART IV
                              -------------

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

                                                                  Page
                                                                 Number
                                                                 ------
(a)
 1.  Financial Statements                                        31-35
     Notes to Consolidated Financial Statements                  36-58
     Report of Independent Accountants                           59

 2.  Financial Statement Schedules

                                                  Schedule      Page
                                                   Number      Number
                                                  --------     ------

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

3a. Restated Certificate of Incorporation of Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 4a to Registrant's Registration Statement on Form S-3, Registration Statement No. 33-33682, dated March 7, 1990, as amended through May 5, 1999 by Certificate of Amendment, filed herewith).

3b. Bylaws of Bristol-Myers Squibb Company, as amended through January 20, 2000, filed herewith.

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

**10a. Bristol-Myers Squibb Company 1997 Stock Incentive Plan, effective as of May 6, 1997 and as amended effective November 3, 1998 (incorporated herein by reference to Exhibit 4g to the Form 10-K for the fiscal year ended December 31, 1998).

**10b. Bristol-Myers  Squibb Company Executive Performance  Incentive
       Plan (incorporated herein by reference to Exhibit 10b to the Form 10-K for the fiscal year ended December 31, 1996).

**10c. Bristol-Myers Squibb Company 1983 Stock Option Plan, as amended and restated as of January 1, 1997, as amended November 3, 1998 (incorporated herein by reference to Exhibit 4g to the Form 10-K for the fiscal year ended December 31, 1998).

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

**10k. Bristol-Myers Squibb Company Retirement Income Plan  for  Non-
       Employee Directors, as amended to March 5, 1996 (incorporated herein by reference to Exhibit 10k to the Form 10-K for the fiscal year ended December 31, 1996).

**10l. Bristol-Myers  Squibb Company 1987 Deferred Compensation  Plan
       for   Non-Employee  Directors,  as  amended  to  January  13,  1998,
       (incorporated herein by reference to Exhibit 10l to the Form 10-K for the fiscal year ended December 31, 1997).

**10m. Bristol-Myers Squibb Company Non-Employee Directors'  Stock  Option
       Plan, as amended (as approved by the Stockholders on May 1, 1990, incorporated herein by reference to Exhibit 28 to Registration Statement No. 33-38587 on Form S-8; as amended May 7, 1991, incorporated herein by reference to Exhibit 19c to the Form 10-K for the fiscal year ended December 31, 1991), as amended January 12, 1999 (incorporated herein by reference to Exhibit 4g to the Form 10-K for the fiscal year ended December 31, 1998).

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

**10p. Employment agreement of March 12, 1999 for Charles A. Heimbold,
       Jr. (incorporated herein by reference to Exhibit 4g to the Form 10-K for the fiscal year ended December 31, 1998).

**10q. Form of Agreement, effective June 1, 1999, entered into between the Registrant and each of the following officers on the following dates: Peter R. Dolan, July 29, 1999; Donald J. Hayden, Jr., July 30, 1999; Richard J. Lane, August 6, 1999; John L. McGoldrick, August 10, 1999; Michael F. Mee, July 28, 1999; Christine A. Poon, July 29, 1999; Peter S. Ringrose, Ph.D., August 5, 1999; Stephen I. Sadove, July 29, 1999; Frederick S. Schiff, July 29, 1999; John L. Skule, August 5, 1999; Charles G. Tharp, Ph.D., July 28, 1999; and Kenneth E. Weg, July 29, 1999. (incorporated herein by reference to
       Exhibit 10q to the Form 10-Q for the quarterly period ended September 30, 1999).

21.    Subsidiaries of the Registrant (filed herewith).

23.    Consent of PricewaterhouseCoopers LLP(filed herewith).

27. Bristol-Myers Squibb Company Financial Data Schedule (filed herewith).

99.    Additional Exhibit (filed herewith).


(b)  Reports on Form 8-K

        None.

                                SIGNATURES
                           --------------------

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


                                       BRISTOL-MYERS SQUIBB COMPANY
                                               (Registrant)


                                           By  /s/   Charles A. Heimbold, Jr.

                                           ----------------------------------
                                           Charles A. Heimbold, Jr.
                                           Chairman of the Board and
                                           Chief Executive Officer

                                                March 30, 2000
                                           ----------------------------------
                                                Date


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


 Signature                              Title                        Date
 ------------                          --------                      ----
                                 Chairman of the Board,
                                 Chief Executive Officer
                                 And Director (Principal
/s/  Charles A. Heimbold, Jr.    Executive Officer)              March 30, 2000
------------------------------
   (Charles A. Heimbold, Jr.)

                                 Chief Financial Officer
                                 and Executive Vice President
                                 Corporate Staff (Principal
/s/  Michael F. Mee              Financial Officer)              March 30, 2000
------------------------------
   (Michael F. Mee)

                                 Controller and Senior Vice
                                 President, Financial Operations,
                                 Corporate Staff (Principal
/s/  Frederick S. Schiff         Accounting Officer)             March 30, 2000
------------------------------
   (Frederick S. Schiff)

Signature                               Title                        Date
--------                                ------                       ----

/s/   Robert E. Allen            Director                        March 30, 2000
-----------------------------
    (Robert E. Allen)

/s/ Lewis B. Campbell            Director                        March 30, 2000
-----------------------------
    (Lewis B. Campbell)

/s/  Vance D. Coffman            Director                        March 30, 2000
-----------------------------
    (Vance D. Coffman)

/s/  Peter R. Dolan              President and Director          March 30, 2000
-----------------------------
    (Peter R. Dolan)

/s/   Ellen  V. Futter           Director                        March 30, 2000
-----------------------------
    (Ellen V. Futter)

/s/   Louis  V. Gerstner, Jr.    Director                        March 30, 2000
-----------------------------
    (Louis V. Gerstner, Jr.)

/s/   Laurie H. Glimcher, M.D.   Director                        March 30, 2000
-----------------------------
    (Laurie H. Glimcher, M.D.)

/s/   Leif  Johansson            Director                        March 30, 2000
-----------------------------
    (Leif Johansson)

/s/  James D. Robinson III       Director                        March 30, 2000
-----------------------------
    (James D. Robinson III)

/s/   Louis  W. Sullivan, M.D.   Director                        March 30, 2000
-----------------------------
    (Louis W. Sullivan, M.D.)

                                 Vice Chairman,
/s/  Kenneth E. Weg              and Director                    March 30, 2000
----------------------------
    (Kenneth E. Weg)

                            EXHIBIT INDEX
                       -----------------------

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

      Exhibit Number and Description                                    Page
      ------------------------------                                   -----

 3a.  Restated Certificate of Incorporation of Bristol-Myers Squibb    E-1-1
      Company (incorporated herein by reference to Exhibit 4a to Registration Statement No. 33-33682 on Form S-3, dated March
      7, 1990, as amended through May 5, 1999 by Certificate of
      Amendment filed herewith).

 3b.  Bylaws of Bristol-Myers Squibb Company, as amended through       E-2-1
      January 20, 2000.

 4a.  Letter of Agreement dated March 28, 1984 (incorporated           *
      herein by reference to Exhibit 4 to Form 10-K for the fiscal year ended December 31,1983).

 4b.  Indenture, dated as of June 1, 1993, between Bristol-Myers       *
      Squibb Company and The Chase Manhattan Bank (National
      Association),as trustee (incorporated herein by reference to
      Exhibit 4.1 to the Form 8-K dated May 27, 1993, and filed on
      June 3, 1993).

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

 4e.  Form of 6.875% Debenture Due 2097 of Bristol-Myers Squibb        *
      Company (incorporated herein by reference to Exhibit 4f to the Form 10-Q for the quarterly period ended September 30, 1997).

        Exhibit Number and Description                                  Page
        ------------------------------                               -------

 4f.    Five Year Competitive Advance and Revolving Credit Facility      *
        Agreement dated as of March 17, 1998 among Bristol-Myers Squibb Company, the Borrowing Subsidiaries (as defined in the Agreement), the Lenders listed in Schedule 2.1 to the Agreement, The Chase Manhattan Bank as Administrative Agent and
        Citibank, N.A., as Administrative Agent.

 4g.    364-Day   Competitive  Advance  and  Revolving  Credit  Facility
        Agreement dated as of March 17, 1998 among Bristol-Myers Squibb Company, the Borrowing Subsidiaries (as defined in the Agreement the Lenders listed in Schedule 2.1 to the Agreement, The Chase Manhattan Bank as Administrative Agent and Citibank, N.A., as Administrative Agent.

** 10a. Bristol-Myers Squibb Company 1997 Stock Incentive Plan,          *
        effective as of May 6, 1997 and as amended effective
        November 3, 1998 (incorporated herein by reference to Exhibit
        10a  to  the  Form 10-K for the fiscal year ended  December  31,
        1998).

** 10b. Bristol-Myers  Squibb  Company Executive  Performance  Incentive *
        Plan (incorporated herein by reference to Exhibit 10b to the Form 10-K for the fiscal year ended December 31, 1996).

** 10c. Bristol-Myers Squibb Company 1983 Stock Option Plan, as          *
        amended and restated as of January 1, 1997, as amended
        November 3, 1998 (incorporated herein by reference to Exhibit
        10c  to  the  Form 10-K for the fiscal year ended  December  31,
        1998).

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

        Exhibit Number and Description                                  Page
        ------------------------------                                ------

** 10f. Bristol-Myers Squibb Company Performance Incentive Plan, as      *
        amended (as adopted, incorporated herein by reference to Exhibit 2 to the Form 10-K for the fiscal year ended
        December 31, 1978; as amended as of January 8, 1990, incorporated herein by reference to Exhibit 19b to the Form
        10-K for the fiscal year ended December 31, 1990; as amended on April 2, 1991, incorporated herein by reference to
        Exhibit 19b to the Form 10-K  for  the fiscal year ended
        December 31, 1991; as amended effective on January 1,1994, and incorporated herein by reference to Exhibit 10d to the Form 10-K for the fiscal year ended December 31, 1994).

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

** 10h. Benefit Equalization Plan of Bristol-Myers Squibb Company        *
        and its Subsidiary or Affiliated Corporation Participating in the Bristol-Myers Squibb Company Savings and Investment Program, as amended (as amended and restated as of May 1, 1990, incorporated herein by reference to Exhibit 19d to the Form 10-K for the fiscal year ended December 31, 1990;
        as amended as of January 1, 1991, incorporated herein by reference to Exhibit 19g to the Form 10-K for the fiscal year ended December 31, 1990; as amended as of January 1, 1991, incorporated herein by reference to Exhibit 19e to the Form 10-
        K for the fiscal year ended December 31, 1991; as amended as of October 1, 1994, incorporated herein by reference to Exhibit 10f of the Form 10-K for the fiscal year ended December 31, 1994).

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

** 10l. Bristol-Myers Squibb Company 1987 Deferred Compensation          *
        Plan for Non-Employee Directors, as amended to January 13,
        1998, (incorporated herein by reference to Exhibit 10l to the Form 10-K for the fiscal year ended December 31, 1997).

** 10m. Bristol-Myers Squibb Company Non-Employee Directors' Stock       *
        Option Plan, as amended (as approved by the Stockholders on May 1, 1990, incorporated herein by reference to Exhibit 28 to Registration Statement No. 33-38587 on Form S-8; as amended
        May 7, 1991, incorporated herein by reference to Exhibit 19c to the Form 10-K for the fiscal year ended December 31, 1991; as amended January 12, 1999, incorporated herein by reference to
        Exhibit 10m to the Form 10-K for the fiscal year ended December
        31, 1998).

** 10n. Squibb Corporation Deferral Plan for Fees of Outside Directors, * as amended (as adopted, incorporated herein by reference to Exhibit 10e to the Squibb Corporation Form 10-K for the fiscal year ended December 31, 1987, File No. 1-5514; as amended effective December 31, 1991, incorporated herein by reference to Exhibit 10m to the Form 10-K for the fiscal year ended December 31, 1992).

        Exhibit Number and Description                                  Page
        ------------------------------                                ------

** 10o. Amendment to all of the Company's plans, agreements, legal       *
        documents and other writings, pursuant to action of the Board of Directors on October 3, 1989, to reflect the change of the Company's name to Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 10v to the Form 10-K for the fiscal year ended December 31, 1989).

** 10p. Employment agreement of March 12, 1999 for Charles A.            *
        Heimbold, Jr. (incorporated herein by reference to Exhibit
        10p to the Form 10-K for the fiscal year ended December 31,
        1998).

** 10q. Form of Agreement, effective June 1, 1999, entered into          *
        between the Registrant and each of the following officers on the following dates: Peter R. Dolan, July 29, 1999; Donald J. Hayden, Jr., July 30, 1999; Richard J. Lane, August 6, 1999;
        John L. McGoldrick, August 10, 1999; Michael F. Mee, July 28, 1999; Christine A. Poon, July 29, 1999; Peter S. Ringrose,
        Ph.D., August 5, 1999; Stephen I. Sadove, July 29, 1999;
        Frederick S. Schiff, July 29, 1999; John L. Skule, August 5,
        1999; Charles G. Tharp, Ph.D., July 28, 1999; and Kenneth E.
        Weg, July 29, 1999. (incorporated herein by reference to
        Exhibit 10q to the Form 10-Q for the quarterly period ended September 30, 1999).


21.     Subsidiaries of the Registrant.                                  E-3-1

23.     Consent of PricewaterhouseCoopers LLP.                           E-4-1

27.     Bristol-Myers Squibb Company Financial Data Schedule.            E-5-1

99.     Additional Exhibit                                               E-6-1

                                                     SCHEDULE II
                                                ---------------------

                       BRISTOL-MYERS SQUIBB COMPANY
                     VALUATION AND QUALIFYING ACCOUNTS
                           (dollars in millions)



                              Additions
                  Balance at  charged to   Deductions-    Balance at
                  beginning   costs and     bad debts        end
Description       of period    expenses    written off     of period
-----------      -----------  ----------  ------------    -----------

Allowances for
  discounts and
  doubtful accounts:

For the year ended
  December 31, 1999    $147        $65          $44            $168


For the year ended
  December 31, 1998    $109        $57          $19            $147


For the year ended
  December 31, 1997    $107        $19          $17            $109