Form 10-Q
period 2000-03-31
BRISTOL MYERS SQUIBB CO
filed 2000-05-15
CIK 14272

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549


                                 FORM 10-Q


          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934


               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000


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

Yes  [ X ]            No  [    ]



At April 30, 2000, there were 1,972,590,510 shares outstanding of the Registrant's $.10 par value Common Stock.

                        BRISTOL-MYERS SQUIBB COMPANY

                             INDEX TO FORM 10-Q

                               March 31, 2000



Part I - Financial Information:                                Page

Item 1.

Financial Statements (Unaudited):

Consolidated Balance Sheet - March 31, 2000 and December 31,     2 - 3
1999

Consolidated Statement of Earnings and Comprehensive  Income
for the three  months ended March 31, 2000 and 1999                4

Consolidated  Statement of Cash Flows for the  three  months
ended March 31, 2000 and 1999                                      5

Notes to Condensed Consolidated Financial Statements             6 - 7

 Report of Independent Accountants                                 8

Item 2.

 Management's   Discussion  and  Analysis   of   Financial    9 - 12
     Condition and Results of Operations

Part II - Other Information

Item 1.

 Legal Proceedings                                           13 - 15

Item 4.

 Submission of Matters to a Vote of Security Holders              16

Item 6.

 Exhibits and Reports on Form 8-K                                 17

Signatures                                                        18

PART I  FINANCIAL INFORMATION
-----------------------------

Item 1.  Financial Statements
-----------------------------

                        BRISTOL-MYERS SQUIBB COMPANY
                     CONSOLIDATED BALANCE SHEET - ASSETS
                      (Unaudited, dollars in millions)



                                                March 31,   December
                                                  2000     31, 1999
                                                --------   ----------
Current Assets:
Cash and cash equivalents                          $2,468      $2,720
Time deposits and marketable securities               212         237
Receivables, net of allowances                      3,349       3,272

Finished goods                                      1,340       1,472
Work in process                                       439         302
Raw and packaging materials                           267         352
                                                   ------      ------
Inventories                                         2,046       2,126

Prepaid expenses                                      971         912
                                                   ------      ------

  Total Current Assets                              9,046       9,267
                                                   ------      ------

Property, Plant and Equipment                       7,833       7,841

Less: Accumulated depreciation                      3,283       3,220
                                                   ------      ------
                                                    4,550       4,621
                                                   ------      ------


Insurance Recoverable                                 450         468
Excess of cost over net tangible assets received
         in business acquisitions                   1,483       1,502
Other Assets                                        1,507       1,256
                                                   ------      ------

Total Assets                                      $17,036     $17,114
                                                   ======      ======


The accompanying notes are an integral part of these financial statements.

                        BRISTOL-MYERS SQUIBB COMPANY
                        CONSOLIDATED BALANCE SHEET -
                    LIABILITIES AND STOCKHOLDERS' EQUITY
                      (Unaudited, dollars in millions)



                                                March 31,   December
                                                   2000     31, 1999
                                                ---------   ---------

Current Liabilities:
Short-term borrowings                                 $365       $432
Accounts payable                                     1,514      1,657
Accrued expenses                                     2,321      2,367
Product liability                                      235        287
U.S. and foreign income taxes payable                  882        794
                                                    ------     ------
        Total Current Liabilities                    5,317      5,537

Other Liabilities                                    1,577      1,590
Long-Term Debt                                       1,333      1,342
                                                    ------     ------

  Total Liabilities                                  8,227      8,469
                                                    ------     ------

Stockholders' Equity:
Preferred stock, $2 convertible series:
     Authorized  10 million shares; issued  and
     outstanding 10,782 in 2000 and  10,977  in          -          -
     1999, liquidation value of $50 per share
Common stock, par value of $.10 per share:
     Authorized  4.5  billion  shares;   issued
     2,193,990,890 in 2000 and 2,192,970,504 in        219        219
     1999
Capital in excess of par value of stock              1,612      1,533
Other comprehensive income                            (870)      (816)
Retained earnings                                   15,736     15,000
                                                    ------     ------
                                                    16,697     15,936
Less  cost  of  treasury  stock  -  220,713,423
common shares in 2000 and 212,164,851 in 1999        7,888      7,291
                                                    ------     ------

Total Stockholders' Equity                           8,809      8,645
                                                    ------     ------

Total Liabilities and Stockholders' Equity         $17,036    $17,114
                                                    ======     ======




The accompanying notes are an integral part of these financial statements.

                        BRISTOL-MYERS SQUIBB COMPANY
                     CONSOLIDATED STATEMENT OF EARNINGS
                          AND COMPREHENSIVE INCOME
          (Unaudited, dollars in millions except per share amounts)


                                                 Three Months
                                                Ended March 31,
                                                 -------------

EARNINGS                                         2000     1999
--------                                       ------   ------

Net Sales                                      $5,260   $4,854
                                               ------   ------

Expenses:
Cost of products sold                           1,379    1,305
Marketing,selling,
administrative and other                        1,165    1,121
Advertising and product promotion                 570      529
Research and development                          468      423
                                               ------   ------
                                                3,582    3,378
                                               ------  -------
Earnings Before Income Taxes                    1,678    1,476

Provision for income taxes                        457      410
                                               ------   ------

Net Earnings                                   $1,221   $1,066
                                               ======   ======

Earnings Per Common Share
Basic                                            $.62     $.54
Diluted                                          $.61     $.53

Average Common Shares
Outstanding
      Basic                                     1,976    1,985
      Diluted                                   2,009    2,029

Dividends Per Common Share                      $.245    $.215

COMPREHENSIVE INCOME
--------------------

Net Earnings                                   $1,221   $1,066

Other Comprehensive Income:
Foreign currency translation                      (51)    (104)
Tax effect                                         (3)       5
                                               ------   ------

                                                  (54)     (99)
                                               ------   ------

Comprehensive Income                           $1,167     $967
                                               ======   ======

The accompanying notes are an integral part of these financial statements.

                        BRISTOL-MYERS SQUIBB COMPANY
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                      (Unaudited, dollars in millions)
                                                      Three Months
                                                     Ended March 31,
                                                     --------------
                                                     2000       1999
                                                    ------     ------

Cash Flows From Operating Activities:
Net earnings                                        $1,221     $1,066
Depreciation and amortization                          187        167
Provision for restructuring (See Note 3)               120          -
Gain from product divestitures (See Note 4)           (120)         -
Other operating items                                   (3)       (34)
Receivables                                           (114)       (14)
Inventories                                             47       (113)
Accounts payable and accrued expenses                 (302)      (237)
Income taxes                                            96        258
Product liability                                      (56)      (318)
Insurance recoverable                                   18         14
Pension contribution (See Note 5)                     (230)         -
Other assets and liabilities                          (126)       (68)
                                                    -------    ------
      Net Cash Provided by Operating Activities        738        721
                                                    -------    ------
Cash Flows From Investing Activities:
Proceeds from sales of time deposits and
marketable securities                                   39         13
Purchases of time deposits and marketable
securities                                             (13)        (9)
Additions to fixed assets                              (91)      (122)
Proceeds from product divestitures                     180          -
Other, net                                             (10)       (28)
                                                    -------    ------
       Net Cash Provided by (Used in) Investing        105       (146)
Activities                                          -------    ------
Cash Flows From Financing Activities:
Short-term borrowings                                  (58)        59
Long-term debt                                          (1)        (4)
Issuances of common stock under stock plans             26        (24)
Purchases of treasury stock                           (563)      (410)
Dividends paid                                        (485)      (427)
                                                    -------    ------
      Net Cash Used in Financing Activities         (1,081)      (806)
                                                    -------    ------

Effect of Exchange Rates on Cash                       (14)       (10)
                                                     ------    ------
Decrease in Cash and Cash Equivalents                 (252)      (241)
Cash and Cash Equivalents at Beginning of Period     2,720      2,244
                                                    -------    ------

Cash and Cash Equivalents at End of Period          $2,468     $2,003
                                                     ======    ======

The accompanying notes are an integral part of these financial statements.

                  BRISTOL-MYERS SQUIBB COMPANY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    (Unaudited, dollars in millions except per share amounts)

Note 1:   Basis of Presentation
-------------------------------

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal adjustments) necessary for a fair presentation of the financial position of Bristol-Myers Squibb Company (the "Company") at March 31, 2000 and December 31, 1999, the results of operations for the three months ended March 31, 2000 and 1999, and cash flows for the three months ended March 31, 2000 and 1999. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company's 1999 Annual Report on Form 10-K. PricewaterhouseCoopers LLP, the Company's independent accountants, have performed a review of the unaudited consolidated financial statements included herein, and their review report thereon accompanies this filing.


Note 2: Earnings Per Share
--------------------------
Basic earnings per common share are computed using the weighted average number of shares outstanding during the year. Diluted earnings per common share are computed using the weighted average number of shares outstanding during the year, plus the incremental shares outstanding assuming the exercise of dilutive stock options.

The computations for basic earnings per common share and diluted earnings per common share are as follows:

                                                    Three Months Ended
                                                         March 31,
                                                      2000          1999
                                                     -----         -----
Earnings per Common Share  -
Basic:

Net Earnings                                        $1,221        $1,066


Average Common Shares
Outstanding                                          1,976         1,985

Earnings Per Common Share - Basic                     $.62          $.54

                                                     Three Months Ended
                                                          March 31,
                                                      2000         1999
                                                     -----        -----
Earnings per Common Share -
Diluted:

Net Earnings                                        $1,221       $1,066

Average Common Shares
Outstanding                                          1,976        1,985
Incremental Shares Outstanding
Assuming the Exercise of
Dilutive Stock Options                                  33           44

Average Common Shares
Outstanding                                          2,009        2,029


Earnings Per Common Share -                           $.61         $.53
Diluted


Note 3: Restructuring
---------------------

During the first quarter of 2000, the Company recorded a pretax charge of $120 million in marketing, selling, administrative and other expenses for restructuring activities. The charge related to work-force reductions, downsizing and streamlining of operations in certain international markets and the ConvaTec business, and the reorganization of the Company's Global Business Services.

Of the total restructuring charge, $77 million relates to employee termination benefits for approximately 1,400 employees. The remaining $43 million represents the closure of facilities, primarily in the ConvaTec business and certain international markets. At March 31, 2000, $77 million was included in accrued expenses related to these activities. The Company expects to substantially complete these restructuring activities by the end of 2000.


Note 4: Divestitures
--------------------

In February 2000, the Company completed the sale of three pharmaceutical products - Estrace Cream, Ovcon 35 and Ovcon 50, resulting in a pre-tax gain of $120 million.


Note 5: Pension Contribution
----------------------------

In January 2000, the Company made a contribution of $230 million to fund its U.S. Retirement Income Plan.

                Report of Independent Accountants

To the Board of Directors
and Stockholders of
Bristol-Myers Squibb Company

We have reviewed the accompanying consolidated balance sheet of Bristol-Myers Squibb Company and its subsidiaries as of March 31, 2000, and the related consolidated statement of earnings and comprehensive income and of cash flows for the three-month periods ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States.

We previously audited in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet as of December 31, 1999, and the related consolidated statements of earnings, comprehensive income and retained earnings and of cash flows for the year then ended (not presented herein), and in our report dated January 24, 2000 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1999, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.




PricewaterhouseCoopers LLP
New York, New York
April 20, 2000

Item 2.    Management's Discussion and Analysis of Financial
      Condition and Results of Operations

First Quarter Results of Operations
-----------------------------------

Worldwide sales for the first quarter of 2000 increased 8% over the prior year to $5,260 million. The consolidated sales growth resulted from a 8% increase due to volume, a 3% increase due to changes in selling prices and a 3% decrease due to foreign exchange rate fluctuations. U.S. sales increased 14% and international sales decreased 2% (a 4% increase excluding the effect of foreign exchange).

Sales in the medicines products segment (pharmaceuticals and consumer medicines), which is the largest segment at 72% of total Company sales, increased 10% over the first quarter of 1999 to $3,783 million. Sales growth resulted from a 10% increase in volume, a 3% increase in selling prices and a 3% decrease due to foreign exchange rate fluctuations. Worldwide pharmaceutical sales increased 12% with U.S. pharmaceutical sales up 20% over the prior year. Consumer medicines sales increased 2% (9% excluding foreign exchange).

GLUCOPHAGE (metformin), the leading branded oral medication for treatment of non-insulin dependent (type 2) diabetes, continued its strong growth rate with sales increasing 51% to $426 million. In March 2000, the U.S. marketing exclusivity of GLUCOPHAGE was extended through September 3, 2000 based on the Company's completion of pediatric studies which qualify for benefits under U.S. research incentive legislation.

Sales of TAXOL* (paclitaxel), the Company's leading anti-cancer agent, increased 17% to $385 million.
PLAVIX, a platelet aggregation inhibitor for the reduction of stroke, heart attack and vascular death in atherosclerotic patients with recent stroke, recent heart attack or peripheral arterial disease, increased 128% to $201 million for the quarter. AVAPRO, an angiotensin II receptor blocker for the treatment of hypertension, increased 74% to $87 million. AVAPRO and PLAVIX are cardiovascular products that were launched from the Bristol-Myers Squibb and Sanofi S.A. joint venture.

Sales of BUSPAR*, an anti-anxiety agent, increased 24% to $163 million following a direct-to-consumer campaign launched in December 1999. The exclusivity period for BUSPAR expires in May 2000. Sales of SERZONE*, a novel anti-depressant, increased 38% to $87 million.

Sales of the anti-cancer agent PARAPLATIN* increased 7% to  $160 million as the product continues to benefit from its use in combination with other chemotherapy agents.

Sales  of  ZERIT*  and VIDEX*, the Company's two  antiretroviral agents,  remained at prior year levels of $151 million  and  $45 million, respectively.

* Indicates brand names of products which are registered trademarks owned by the Company.

Sales of TEQUIN*, a broad-spectrum fluoroquinolone antibiotic, launched in December 1999, were $15 million. In just three months on the market, TEQUIN has been prescribed to more than 200,000 people. In March 2000, the Company entered into an agreement to have Schering-Plough co-promote TEQUIN in the United States.

Sales  of Oncology Therapeutics Network, a specialty distributor of  anti-cancer  medicines and related  products,  reached  $244 million, an increase of 21% over the prior year.

Worldwide sales of PRAVACHOL*, the Company's largest selling product, decreased 5% to $461 million for the quarter.

Sales  of  EXCEDRIN* increased 5% to $62 million  and  sales  of
BUFFERIN* increased 14% (7% excluding foreign exchange)  to  $33 million.

Earnings before taxes for the medicines products segment increased 17% to $1,169 million in 2000. As a percentage of sales, earnings before taxes for this segment improved to 30.9% in 2000 from 29.2% in 1999 primarily due to improvements, as a percentage of sales, in cost of products sold.

Sales in the beauty care products segment decreased 4% to $549 million. The decline in sales resulted from a 5% decrease in volume, a 1% increase in selling prices and no effect due to foreign exchange. Haircolor sales increased 3% with increases in NICE 'N EASY* of 4% to $48 million and HYDRIENCE* of 9% to $24 million. AUSSIE* products added $32 million to Beauty Care sales, an increase of 10% over the prior year. HERBAL ESSENCES*, a complete line of shampoos, conditioners, styling aids, body wash and facial care, decreased 5% to $151 million. Clairol continues to be the number one hair products company in the U.S. Earnings before taxes for the beauty care segment increased 17% to $76 million in 2000 from $65 million in 1999 primarily due to a decrease, as a percentage of sales, in advertising expenses. In April, the Company reached an agreement to sell Matrix Essentials to Cosmair, Inc., a wholly-owned U.S. subsidiary of L'Oreal S.A. The transaction is expected to close sometime during the second quarter.

Sales in the nutritional products segment increased 13% to $506 million. Sales growth resulted from a 12% increase in volume, a 1% increase in selling prices and no effect due to foreign exchange rate fluctuations. The Company's Mead Johnson subsidiary continues to build on its U.S. and worldwide leadership position in the infant formula market. ENFAMIL*, the Company's largest-selling infant formula, recorded sales of $204 million, an increase of 9% from the prior year. Adult consumer nutritional sales increased 41% as a result of a 39% increase in sales of BOOST* to $32 million and $15 million in sales of VIACTIV* Soft Calcium Chews. Earnings before taxes for the nutritional segment increased to $120 million in 2000 from $101 million in 1999, and as a percentage of sales, increased to 23.7% from 22.5% in 1999 primarily due to a decrease, as a percentage of sales, in cost of products sold and sales force expenses.

Medical device segment sales increased 5% to $422 million, due to volume increases of 7% and a 2% decrease due to foreign exchange. Zimmer sales increased 9% to $260 million (8%
excluding foreign exchange). Knee joint replacement sales increased 9% to $102 million, hip replacement sales increased 13% to $80 million and fracture management sales increased 23% to $37 million. ConvaTec sales decreased 1% to $162 million (a 4% increase excluding foreign exchange). Sales of modern wound care products increased 2% to $57 million (7% excluding foreign exchange) while sales of ostomy products decreased 4% to $98 million. Earnings before taxes for the medical device segment increased 11% to $80 million in 2000 from $72 million in 1999 and, as a percentage of sales, increased to 19.0% in 2000 from 17.9% in 1999, resulting from decreases, as a percentage of sales, in research and development expenses.

Operating Expenses
------------------

Total  expenses,  as a percentage of sales, decreased  to  68.1%
from 69.6% in 1999. Cost of products sold, as a percentage of sales, decreased to 26.2% from 26.9% in 1999 primarily due to product mix.

Marketing, selling, administrative and other expenses, as a percentage of sales, decreased to 22.1% in the first quarter of 2000 from 23.1% in 1999. Also included in marketing, selling, administrative and other expenses were a pre-tax gain of $120 million from the divestiture of three pharmaceutical products - Estrace Cream, Ovcon 35 and Ovcon 50, and a $120 million provision for restructuring. The restructuring charge related to work-force reductions in certain of the international medicines markets, ConvaTec and the reorganization of the Company's Global Business Services. (See also Note 3 to the financial statements)

Expenditures for advertising and promotion in support of new and existing products increased 8% to $570 million from $529 million in 1999. Research and development expenditures increased 11% to $468 million from $423 million in 1999. Pharmaceutical research and development spending increased 13% over the prior year, and as a percentage of pharmaceutical sales, was 12.3% in the first quarter of 2000 and 12.2% in the first quarter of 1999. In
April, the Company voluntarily withdrew its current New Drug Application (NDA) for VANLEV* (omapatrilat) from the U.S. Food and Drug Administration (FDA). The Company now expects to resubmit its application early next year. Also, in April 2000, the Company resubmitted its NDA to the FDA for UFT(R) capsules for use with leucovorin calcium tablets in the first-line treatment of advanced colorectal cancer.

Earnings
--------

Earnings before income taxes increased 14% to $1,678 million from $1,476 million in 1999. The effective tax rate on earnings before income taxes decreased to 27.2% in 2000 from 27.8% in 1999. The decrease in the effective tax rate is attributable to higher operating earnings from lower tax jurisdictions. Net earnings increased 15% to $1,221 million from $1,066 million in 1999. Basic earnings per share increased 15% to $.62 from $.54 in 1999 and diluted earnings per share increased 15% to $.61 from $.53 in 1999.

Financial Position
------------------

The balance sheet at March 31, 2000 and the statement of cash flows for the three months then ended reflect the Company's strong financial position. The Company continues to maintain a high level of working capital, $3.7 billion at March 31, 2000, at approximately the same level as December 31, 1999.

Long-Term Debt decreased slightly to $1,333 million from  $1,342 million at December 1999.

Internally generated funds continue to be the Company's primary source for financing expenditures for new plant and equipment. Net Cash Provided by Operating Activities increased to $738 million in 2000. Additions to fixed assets for the three months ended March 31, 2000 were $91 million compared to $122 million during the same period of 1999.

In  January  2000, the Company made a contribution  of  $230 million to fund its U.S. Retirement Income Plan.

During the three months ended March 31, 2000, the Company purchased 9.9 million shares of its common stock at a cost of $563 million.


Business Segments
-----------------
                                 Three Months Ended March 31,
                                 ----------------------------
                                 Net                  Earnings
                                Sales               Before Taxes
                           ---------------      ------------------
                            2000        1999       2000       1999
                          ------      ------     ------     ------
      (in millions)
 Medicines Products       $3,783      $3,431     $1,169     $1,001
 Beauty Care Products        549         572         76         65
 Nutritional Products        506         449        120        101
 Medical Devices             422         402         80         72
 Other                         -           -        233        237
                          ------      ------     ------     ------
 Total Company            $5,260      $4,854     $1,678     $1,476
                           =====       =====      =====      =====

Included in earnings before taxes of each segment is a cost of capital charge. The offset to the cost of capital charge is included in Other. In addition, Other principally consists of interest income, interest expense, certain administrative expenses and allocations to the industry segments for certain corporate programs. For the first three months of 2000, Other also includes a provision for restructuring of $120 million and the gain on product divestitures of $120 million. (See also Note 3 and Note 4 to the financial statements)

Reference is made to Part II, Item 1 - Legal Proceedings in which developments are described for various lawsuits, claims and proceedings in which the Company is involved.

Forward Looking Information
---------------------------

Certain statements in this Form 10-Q may constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from expected and historical results. Certain factors that may affect the Company's operations and prospects are discussed in
Exhibit 99 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

PART II - OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings
--------------------------

Various lawsuits, claims and proceedings of a nature considered normal to its business are pending against the Company and certain of its subsidiaries. The most significant of these are reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and any subsequent material developments in such matters are described below.

Breast Implant Litigation
-------------------------

As previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, the Company, together with its subsidiary, Medical Engineering Corporation (MEC), and certain other companies, has been named as a defendant in a number of claims and lawsuits alleging damages for personal injuries of various types resulting from breast implants formerly manufactured by MEC or a related company.

Of the more than 90,000 claims or potential claims against the Company in direct lawsuits or through registration in the national class action Revised Settlement Program, most have been dealt with through the Revised Settlement, other settlements, or trial. As of May 1, 2000, the Company's contingent liability in respect of breast implant claims was limited to residual unpaid Revised Settlement Program obligations and to roughly 1,550 remaining opt-outs who have pursued or may pursue their claims in court.

As  of  May  1,  2000, approximately 5,800 United States  and  200 foreign breast implant recipients were plaintiffs in lawsuits pending in federal and state courts in the United States and in certain courts in Canada and Australia. These figures include the claims of plaintiffs that are in the process of being settled and/or dismissed. In these lawsuits, about 3,000 U.S. plaintiffs and 46 foreign plaintiffs opted out of the Revised Settlement. The lawsuits of approximately 2,800 U.S. plaintiffs who did not opt out are expected to be dismissed as these plaintiffs are among the estimated 74,000 women with MEC implants who chose to participate in the nationwide settlement. Of the 3,000 opt-out plaintiffs, an estimated 1,450 plaintiffs have claims based upon products that were not manufactured and sold by MEC or that have been or are in the process of being settled and/or dismissed. Accordingly, the number of remaining plaintiffs who have pursued or may pursue their claims in court against the Company is roughly 1,550 as stated in the preceding paragraph.

Under the terms of the Revised Settlement Program, additional opt-outs are expected to be minimal since the deadline for U.S. claim members to opt out has passed. In addition, the Company's remaining obligations under the Revised Settlement Program are limited because most payments to "Current Claimants" have already been made, no additional "Current Claims" may be filed without court approval, and because payments of claims to so-called "Other Registrants" and "Late Registrants" are limited by the terms of the Revised Settlement Program. The Company believes it will be able to address remaining opt-out claims as well as remaining obligations under the Revised Settlement Program within its reserves as described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

On March 31, 2000, the federal government filed a civil suit in federal district court in Birmingham, Alabama, against several parties in the breast implant litigation, including the Company. The government claims it is entitled to reimbursement for certain costs incurred in connection with medical treatment provided to women with breast implants. The Company believes it will be able to address the government lawsuit within its reserves as described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

Prescription Drug Litigation
----------------------------

The Company remains a defendant in several actions challenging pricing on brand name prescription drugs. These actions include: several currently consolidated antitrust actions brought against the Company and more than thirty other pharmaceutical manufacturers, drug wholesalers and pharmacy benefit managers by certain chain drugstores, supermarket chains and independent drugstores; state pharmaceutical actions; and purported class actions on behalf of consumers. The Company will continue to defend vigorously its position in this ongoing litigation and believes it will be able to address all remaining claims within its reserves as described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

Infant Formula Matters
----------------------

As previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, the Company, one of its subsidiaries, and others have been defendants in a number of antitrust actions in various states filed on behalf of purported statewide classes of indirect purchasers of infant formula products and by the Attorneys General of Louisiana, Minnesota and Mississippi, alleging a price fixing conspiracy and other violations of state antitrust or deceptive trade practice laws and seeking penalties and other relief. The Company has resolved all of these actions. On April 3, 2000, the U.S. Supreme Court decided to let stand the lower court's decision dismissing a case pending in Louisiana, which had been the only open case remaining.

TAXOL* Litigation
-----------------

As previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, in 1997 and 1998, the Company filed several lawsuits alleging that a number of generic drug companies infringed its patents covering certain methods of administering paclitaxel when they filed abbreviated new drug applications seeking regulatory approval to sell paclitaxel. The generic drug company defendants are Boehringer Ingelheim Corp.; Ben Venue Laboratories, Inc.; Bedford Laboratories; Immunex Corporation; Zenith Goldline Pharmaceuticals, Inc.; Ivax Corporation; Mylan Pharmaceuticals, Inc.; Marsam Pharmaceuticals, Inc.; and Schein Pharmaceuticals, Inc. These actions were consolidated for discovery in the United States District Court for the District of New Jersey. The Company does not assert a monetary claim against any of the defendants, but seeks to prevent the defendants from marketing paclitaxel in a manner that violates the Company's patents. The defendants have asserted that they do not infringe the Company's patents and that these patents are invalid and unenforceable. Some defendants also asserted counterclaims seeking damages for alleged antitrust and unfair competition violations.

On January 4, 2000, the District Court granted the Company's motion to dismiss certain of the antitrust and unfair competition counterclaims. The Company's motion for summary judgment on the remaining antitrust and unfair competition counterclaims was denied on March 17, 2000.

On February 29, 2000, the District Court granted in part the generic companies' summary judgment motions for invalidity by finding all claims of the Company's patents invalid, except for claims limited to the treatment of ovarian cancer. As a result of this ruling, the generic companies may obtain U.S. Food and Drug Administration approval to market paclitaxel for treatment of metastatic breast cancer after failure of combination chemotherapy. The District Court's opinion left for determination at trial the validity of the claims of the Company's patents directed to the low dose, three-hour administration of paclitaxel for ovarian cancer and denied the generic companies' summary judgment motion arguing non-infringement of the Company's patents.

In order to pursue an immediate appellate review of the District Court's invalidity findings, the Company voluntarily relinquished all rights in the remaining ovarian tumor specific claims of its patents. On April 7, 2000, the District Court granted the Company's request for an entry of judgment. The Company subsequently filed a notice of appeal with the Federal Circuit Court of Appeals. If the Company is successful on appeal and the trial that would follow a successful appeal, the Company believes its remaining patent rights would apply to all tumor types.

It is not possible at this time to make a reasonable assessment of the outcome of the appeal and the remaining claims in these actions nor to reasonably estimate the impact on TAXOL* sales or the amount of damages were the Company not to prevail.

VANLEV* Litigation
------------------

The Company, its Chairman of the Board and Chief Executive Officer, Charles A. Heimbold, Jr. and its Chief Scientific Officer and President - Pharmaceutical Research Institute, Peter S. Ringrose, Ph.D., are defendants in a number of purported class actions filed in April and May in the U.S. District Court for the District of New Jersey alleging violations of federal securities laws and regulations. Plaintiffs claim that the defendants disseminated materially false and misleading statements and failed to disclose information concerning the safety and expected availability of its product VANLEV* during the period November 8, 1999 through April 19, 2000. Plaintiffs seek compensatory damages and costs and expenses.

PART II - OTHER INFORMATION
---------------------------


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

The following matters were voted upon at the Annual Meeting of Stockholders held on May 2, 2000, and received the votes set forth below:

All of the following persons nominated were elected to serve as directors and received the number of votes set opposite their respective names:

                                For                   Withheld

     Robert E. Allen          1,385,704,476       250,629,475
     Lewis B. Campbell        1,389,533,562       246,800,389
     Laurie H. Glimcher, M.D. 1,388,315,582       248,018,369
     James D. Robinson        1,384,091,216       252,242,735


The appointment of PricewaterhouseCoopers LLP was ratified by a vote of 1,622,096,652 shares in favor of the appointment, with 7,535,257 shares voting against, 6,702,042 shares abstaining and there were no broker non-votes.

The proposal to approve the Company's 2000 Non-Employee Directors' Stock Option Plan was approved by a vote of 1,463,265,181 shares in favor, with 156,828,923 shares voting against, 16,239,847 shares abstaining and there were no broker non-votes.

The stockholder-proposed resolution to recommend that the Board of Directors take the necessary steps to reinstate the annual election of directors received a vote of 754,765,598 shares in favor, with 581,773,904 shares voting against, 22,762,538 shares abstaining and 277,031,911 broker non-votes.

The stockholder-proposed resolution requesting the Board of Directors adopt a policy of pharmaceutical price restraint received a vote of 66,100,719 shares in favor, with 1,255,878,413 shares voting against, 37,412,433 shares abstaining and 276,942,386 broker non-votes.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

a) Exhibits (listed by number corresponding to the Exhibit Table of Item 601 in Regulation S-K).


Exhibit Number and Description                           Page
------------------------------

10m.   Bristol-Myers Squibb Company 2000
       Non-Employee  Directors' Stock                   E-10-1
      Option Plan.

15.  Independent Accountants' Awareness Letter.         E-15-1

27.  Bristol-Myers Squibb Company Financial
     Data Schedule.                                     E-27-1



b) Reports on Form 8-K.

On April 19, 2000, the Company filed a current report on Form 8-K under Item 5 concerning the withdrawal of its New Drug
Application (NDA) for VANLEV*.

                                SIGNATURES
                                ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                 BRISTOL-MYERS SQUIBB COMPANY
                                  (Registrant)








Date:  May 15, 2000       By:   /s/ Harrison M. Bains, Jr.
                                  ------------------------

                                    Harrison M. Bains, Jr.
                               Vice President and Treasurer







Date:  May 15, 2000       By:   /s/ Frederick S. Schiff
                                  ---------------------
                                    Frederick S. Schiff
                             Senior Vice President - Financial
                                 Operations and Controller