Form 10-Q
period 2000-06-30
BRISTOL MYERS SQUIBB CO
filed 2000-08-15
CIK 14272

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

Commission File Number 1-1136

BRISTOL-MYERS SQUIBB COMPANY

(Exact name of registrant as specified in its charter)

Delaware	22-079-0350
(State or other jurisdiction of incorporation or organization)	IRS Employer Identification No.)

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

Yes [ X ] No [ ]

  At July 31, 2000, there were 1,965,317,493 shares outstanding of the Registrant's $.10 par value Common Stock.

BRISTOL-MYERS SQUIBB COMPANY

INDEX TO FORM 10-Q

June 30, 2000

Part I - Financial Information:	Page
Item 1.
Financial Statements (Unaudited):
Consolidated Balance Sheet - June 30, 2000 and December 31, 1999	2 - 3

Consolidated Statement of Earnings and Comprehensive Income for the three and six months ended June 30, 2000 and 1999	4

Consolidated Statement of Cash Flows for the six months ended June 30, 2000 and 1999	5
Notes to Condensed Consolidated Financial Statements	6 - 7
Report of Independent Accountants	8
Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations	9 - 15
Part II - Other Information
Item 1.
Legal Proceedings	16 - 18
Item 6.
Exhibits and Reports on Form 8-K	19
Signatures	20

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED BALANCE SHEET - ASSETS

(Unaudited, dollars in millions)

	June 30, 2000 -----------	December 31, 1999 -----------
Current Assets:
Cash and cash equivalents	$2,222	$2,720
Time deposits and marketable securities	202	237
Receivables, net of allowances	3,575	3,272

Finished goods	1,161	1,472
Work in process	565	302
Raw and packaging materials	291	352
	---------	---------
Inventories	2,017	2,126

Prepaid expenses	923	912
	---------	---------
Total Current Assets	8,939	9,267
	---------	---------
Property, Plant and Equipment	7,822	7,841
Less: Accumulated depreciation	3,310 ---------	3,220 ---------
	4,512 ---------	4,621 ---------

Insurance Recoverable	418	468
Excess of cost over net tangible assets arising From business acquisitions	1,463	1,502
Other Assets	1,499	1,256
	---------	---------
Total Assets	$16,831 =====	$17,114 =====

The accompanying notes are an integral part of these financial statements.

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED BALANCE SHEET -

LIABILITIES AND STOCKHOLDERS' EQUITY

(Unaudited, dollars in millions)

	June 30, 2000 -----------	December 31, 1999 -----------
Current Liabilities:
Short-term borrowings	$258	$432
Accounts payable	1,586	1,657
Accrued expenses	2,362	2,367
Product liability	200	287
U.S. and foreign income taxes payable	725	794
	-------	---------
Total Current Liabilities	5,131	5,537

Other Liabilities	1,453	1,590
Long-Term Debt	1,330	1,342
	-------	---------
Total Liabilities	7,914	8,469
	-------	---------
Stockholders' Equity:
Preferred stock, $2 convertible series: Authorized 10 million shares; issued and outstanding 10,598 in 2000 and 10,977 in 1999, liquidation value of $50 per share	-	-
Common stock, par value of $.10 per share: Authorized 4.5 billion shares; issued 2,194,773,373 in 2000 and 2,192,970,504 in 1999	219	219
Capital in excess of par value of stock	1,691	1,533
Other comprehensive income	(978)	(816)
Retained earnings	16,343	15,000
	-------	---------
	17,275	15,936
Less cost of treasury stock - 227,691,074 common shares in 2000 and 212,164,851 in 1999	8,358	7,291
	-------	---------
Total Stockholders' Equity	8,917	8,645
	-------	---------
Total Liabilities and Stockholders' Equity	$16,831 =====	$17,114 =====

  The accompanying notes are an integral part of these financial statements.

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED STATEMENT OF EARNINGS

AND COMPREHENSIVE INCOME

(Unaudited, in millions except per share amounts)

	Three Months Ended June 30, -----------------------		Six Months Ended June 30, -----------------------
EARNINGS	2000	1999	2000	1999
---------------	--------	--------	--------	--------
Net Sales	$5,275	$4,920	$10,535	$9,774
	----------	----------	----------	----------
Expenses:
Cost of products sold	1,386	1,361	2,764	2,666
Marketing, selling, administrative and other	1,180	1,122	2,345	2,243
Advertising and product promotion	738	666	1,308	1,195
Research and development	472	453	941	876
	----------	----------	----------	----------
	3,776	3,602	7,358	6,980
	----------	----------	----------	----------
Earnings Before Income Taxes	1,499	1,318	3,177	2,794

Provision for income taxes	408	366	865	775
	----------	----------	----------	----------
Net Earnings	$1,091 =====	$952 =====	$2,312 =====	$2,019 =====
Earnings Per Common Share
Basic	$.55	$.48	$1.17	$1.02
Diluted	$.54	$.47	$1.15	$1.00
Average Common Shares Outstanding
Basic	1,970	1,984	1,973	1,985
Diluted	2,002	2,027	2,005	2,027
Dividends Per Common Share	$.245	$.215	$.49	$.43
COMPREHENSIVE INCOME

Net Earnings	$1,091	$952	$2,312	$2,019
Other Comprehensive Income:
Foreign currency translation	(113)	(65)	(164)	(169)
Tax effect	5	3	2	8
	----------	----------	----------	----------
	(108)	(62)	(162)	(161)
	----------	----------	----------	----------
Comprehensive Income	$983 =====	$890 =====	$2,150 =====	$1,858 =====

The accompanying notes are an integral part of these financial statements.

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited, dollars in millions)

	Six Months Ended June 30, ----------------------------
	2000 -------	1999 --------
Cash Flows From Operating Activities:
Net earnings	$2,312	$2,019
Depreciation and amortization	373	331
Provision for restructuring (See Note 3)	140	-
Gain from product divestitures (See Note 4)	(160)	-
Other operating items	-	(65)
Receivables	(397)	(115)
Inventories	10	(229)
Accounts payable and accrued expenses	(124)	(144)
Income taxes	10	348
Product liability	(105)	(432)
Insurance recoverable	51	19
Pension contribution (See Note 5)	(230)	-
Other assets and liabilities	(236) ---------	(146) ---------
Net Cash Provided by Operating Activities	1,644 ---------	1,586 ---------
Cash Flows From Investing Activities:
Proceeds from sales of time deposits and marketable securities	45	22
Purchases of time deposits and marketable securities	(10)	(3)
Additions to fixed assets	(192)	(299)
Proceeds from product divestitures	248	-
Other, net	(86) ---------	(59) ---------
Net Cash Provided by (Used in) Investing Activities	5 ---------	(339) ---------
Cash Flows From Financing Activities:
Short-term borrowings	(156)	87
Long-term debt	(4)	(34)
Issuances of common stock under stock plans	63	(2)
Purchases of treasury stock	(1,047)	(633)
Dividends paid	(969) ---------	(854) ---------
Net Cash Used in Financing Activities	(2,113) ---------	(1,436) ---------
Effect of Exchange Rates on Cash	(34) ---------	26 ---------
Decrease in Cash and Cash Equivalents	(498)	(163)
Cash and Cash Equivalents at Beginning of Period	2,720 ---------	2,244 ---------
Cash and Cash Equivalents at End of Period	$2,222 =====	$2,081 =====

The accompanying notes are an integral part of these financial statements.

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, dollars in millions except per share amounts)

Note 1: Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal adjustments) necessary for a fair presentation of the financial position of Bristol-Myers Squibb Company (the "Company") at June 30, 2000 and December 31, 1999, the results of operations for the three and six months ended June 30, 2000 and 1999, and cash flows for the six months ended June 30, 2000 and 1999. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company's 1999 Annual Report on Form 10-K. PricewaterhouseCoopers LLP, the Company's independent accountants, have performed a review of the unaudited consolidated financial statements included herein, and their review report thereon accompanies this filing.

 Note 2: Earnings Per Share

Basic earnings per common share are computed using the weighted average number of shares outstanding during the year. Diluted earnings per common share are computed using the weighted average number of shares outstanding during the year, plus the incremental shares outstanding assuming the exercise of dilutive stock options.

The computations for basic earnings per common share and diluted earnings per common share are as follows:
	Three Months Ended June 30, -------------		Six Months Ended June 30, -------------
Earnings per Common Share - Basic:	2000 ------	1999 ------	2000 ------	1999 ------

Net Earnings	$1,091	$952	$2,312	$2,019

Average Common Shares Outstanding	1,970	1,984	1,973	1,985
Earnings Per Common Share - Basic	$.55	$.48	$1.17	$1.02

	Three Months Ended June 30, -------------		Six Months Ended June 30, -------------
Earnings per Common Share - Diluted:	2000 ------	1999 ------	2000 ------	1999 ------

Net Earnings	$1,091	$952	$2,312	$2,019

Average Common Shares Outstanding	1,970	1,984	1,973	1,985
Incremental Shares Outstanding Assuming the Exercise of Dilutive Stock Options	32	43	32	42

Average Common Shares Outstanding	2,002	2,027	2,005	2,027
Earnings Per Common Share - Diluted	$.54	$.47	$1.15	$1.00

Note 3: Restructuring

During the first six months of 2000, the Company recorded a pretax charge of $140 million in marketing, selling, administrative and other expenses for restructuring activities. The charge related to work-force reductions, downsizing and streamlining of operations in certain international markets and the ConvaTec business, and the reorganization of the Company's Global Business Services. Of the total restructuring charge, $86 million relates to employee termination benefits for approximately 1,500 employees. The remaining $54 million represents the closure of facilities, primarily in the ConvaTec business and certain international markets. The $101 million liability originally recorded in accrued expenses has been reduced to $68 million as of June 30, 2000. The Company expects to substantially complete these restructuring activities by the end of 2000.

Note 4: Divestitures

During the first six months of 2000, the Company completed the sale of three pharmaceutical products - Estrace Cream, Ovcon 35 and Ovcon 50, and its Seabreeze brand in Japan, resulting in a pre-tax gain of $160 million.

In July 2000, the Company completed the sale of Matrix Essentials Inc., to Cosmair, Inc., a wholly-owned U.S. subsidiary of L'Oreal S.A.

Note 5: Pension Contribution

In January 2000, the Company made a contribution of $230 million to fund its U.S. Retirement Income Plan.

Report of Independent Accountants

To the Board of Directors

and Stockholders of

Bristol-Myers Squibb Company

We have reviewed the accompanying consolidated balance sheet of Bristol-Myers Squibb Company and its subsidiaries as of June 30, 2000, and the related consolidated statement of earnings and comprehensive income for each of the three-month and six-month periods ended June 30, 2000 and 1999 and the consolidated statement of cash flows for the six-month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

July 20, 2000

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Second Quarter Results of Operations

Worldwide sales for the second quarter of 2000 increased 7% over the prior year to $5,275 million. The consolidated sales growth resulted from a 6% increase due to volume, a 3% increase due to changes in selling prices and a 2% decrease due to foreign exchange rate fluctuations. U.S. sales increased 11% and international sales increased 1% (6% excluding the effect of foreign exchange).

Sales in the medicines products segment (pharmaceuticals and consumer medicines), which is the largest segment at 72% of total Company sales, increased 11% over the second quarter of 1999 to $3,805 million. Sales growth resulted from a 10% increase in volume, a 3% increase in selling prices and a 2% decrease due to foreign exchange rate fluctuations. Worldwide pharmaceutical sales increased 11% with U.S. pharmaceutical sales up 18% over the prior year.

GLUCOPHAGE (metformin), the leading branded oral medication for treatment of non-insulin dependent (type 2) diabetes and the Company's largest selling product, continued its strong growth rate with sales increasing 39% to $485 million. The U.S. marketing exclusivity for GLUCOPHAGE expires in September 2000.

Sales of TAXOL* (paclitaxel), the Company's leading anti-cancer agent, increased 14% to $413 million. On July 11, the U.S. Food and Drug Administration (FDA) approved a novel, shorter administration regimen for TAXOL injection for the first-line treatment of advanced ovarian cancer. The new three-hour regimen allows it to be administered in an outpatient setting, avoiding hospitalization for patients. Also, during the second quarter, the National Institute for Clinical Excellence in the United Kingdom recommended the use of TAXOL in combination with a platinum therapy for patients with advanced and recurrent ovarian cancer following surgery and advanced breast cancer where initial chemotherapy has failed or is inappropriate.

Worldwide sales of PRAVACHOL*, a cholesterol-lowering agent, increased 7% to $407 million for the quarter.

Sales of PLAVIX, a platelet aggregation inhibitor for the reduction of stroke, heart attack and vascular death in atherosclerotic patients with recent stroke, recent heart attack or peripheral arterial disease, increased 73% to $222 million for the quarter. AVAPRO, an angiotensin II receptor blocker for the treatment of hypertension, increased 42% to $91 million. AVAPRO and PLAVIX are cardiovascular products that were launched from the Bristol-Myers Squibb and Sanofi S.A. joint venture .

Sales of BUSPAR*, an anti-anxiety agent, increased 47% to $194 million. In May 2000, the U.S. marketing exclusivity of BUSPAR was extended through November 22, 2000 based on the Company's completion of pediatric studies that qualify for benefits under U.S. research incentive legislation. Sales of SERZONE*, a novel anti-depressant, increased 11% to $93 million.

* Indicates brand names of products which are registered trademarks owned by the Company.

Sales of ZERIT*, an antiretroviral agent, increased 9% to $165 million. Sales of MAXIPIME*, a fourth-generation injectable cephalosporin antibiotic, increased 19% to $38 million. Sales of MEGACE*, megestrol acetate, indicated for the treatment of anorexia and cachexia in patients with AIDS, increased 42% to $37 million.

Sales of the anti-cancer agent PARAPLATIN* increased 15% to $159 million as the product continues to benefit from its use in combination with other chemotherapy agents.

Sales of Oncology Therapeutics Network, a specialty distributor of anti-cancer medicines and related products, reached $257 million, an increase of 17% over the prior year.

Consumer medicines sales increased 13% (17% excluding foreign exchange). Sales of EXCEDRIN* increased 6% to $56 million, sales of BUFFERIN*, sold mainly in Japan, increased 25% (14% excluding foreign exchange) to $45 million and sales of EFFERALGAN, an effervescent analgesic from the Company's UPSA group, increased 15% (29% excluding foreign exchange) to $39 million.

Earnings before taxes for the medicines products segment increased 23% to $1,095 million in 2000. As a percentage of sales, earnings before taxes for this segment improved to 28.8% in 2000 from 26.0% in 1999 primarily due to improved gross margins.

Sales in the beauty care products segment decreased 6% to $590 million. The decline in sales resulted from a 9% decrease in volume, a 4% increase in selling prices and a 1% decrease due to foreign exchange. Sales of NICE 'N EASY* increased 10% to $44 million. Sales of HERBAL ESSENCES*, a complete line of shampoos, conditioners, styling aids, body wash and facial care, increased 4% to $171 million. Clairol continues to be the number one hair products company in the U.S. Earnings before taxes for the beauty care segment decreased 11% to $39 million in 2000 from $44 million in 1999. As a percentage of sales, earnings before taxes declined to 6.6% in 2000 from 7.0% in 1999. In July 2000, the Company completed the sale of Matrix Essentials Inc., to Cosmair, Inc., a wholly-owned U.S. subsidiary of L'Oreal S.A.

Sales in the nutritional products segment remained at prior year levels of $440 million. Sales were impacted by a 5% decrease in volume, a 6% increase in selling prices and 1% decrease due to foreign exchange rate fluctuations. The Company's Mead Johnson subsidiary continues to be the leader in the worldwide and U.S. infant formula markets. ENFAMIL*, the Company's largest-selling infant formula, recorded sales of $160 million, a decrease of 2% from the prior year. Adult consumer nutritional sales increased 17% with sales of VIACTIV* Soft Calcium Chews reaching $15 million. Earnings before taxes for the nutritional segment decreased to $49 million in 2000 from $71 million in 1999. As a percentage of sales, earnings before taxes declined to 11.1% in 2000 from 16.2% in 1999 primarily due to increases in cost of products sold.

Medical device segment sales increased 5% to $440 million, due to volume increases of 6% and a 1% decrease due to foreign exchange. Zimmer sales increased 11% (10% excluding foreign exchange) to $267 million. Knee joint replacement sales increased 9% to $104 million, hip replacement sales increased 15% to $83 million and fracture management sales increased 20% to $36 million. ConvaTec sales decreased 4% (remaining at prior year levels excluding the impact of foreign exchange) to $173 million. Sales of modern wound care products remained at prior year levels (a 4% increase excluding foreign exchange) of $56 million while sales of ostomy products decreased 6% (2% excluding foreign exchange) to $109 million. Earnings before taxes for the medical device segment increased 5% to $96 million in 2000 from $91 million in 1999. As a percentage of sales, earnings before taxes improved to 21.8% in 2000 from 21.6% in 1999.

Operating Expenses

Total expenses for the quarter ended June 30, 2000, as a percentage of sales, improved to 71.6% from 73.2% in 1999 primarily due to improved gross margins.

Marketing, selling, administrative and other expenses, as a percentage of sales, decreased to 22.4% in the second quarter of 2000 from 22.8% in 1999. Expenditures for advertising and promotion in support of new and existing products increased 11% to $738 million from $666 million in 1999. Research and development expenditures increased 4% to $472 million from $453 million in 1999. Pharmaceutical research and development spending increased 7% over the prior year, and as a percentage of pharmaceutical sales, was 12.3% in the second quarter of 2000 and 12.7% in the second quarter of 1999

In research and development, the Company, in July received marketing approval from the FDA for VANIQA*, a novel medicine for the reduction of unwanted facial hair in women. In August, the Company also received marketing approval for GLUCOVANCE, an oral antidiabetic combination drug.

The Company is also awaiting marketing approval from the FDA for GLUCOPHAGE XR Extended Release tablets, a once-daily version of GLUCOPHAGE; and UFT*, an oral therapy for the treatment of colorectal cancer.

The FDA has extended the priority review for the Company's New Drug Application (NDA) for VIDEX* (didanosine) capsules with enteric-coated beadlets. The extension to October 31, 2000 will allow the Company to submit additional data regarding the new VIDEX capsules.

In July, the Company entered into a drug discovery alliance in the field of genomics with 3-Dimensional Pharmaceuticals, Inc. The Company will receive worldwide rights to compounds discovered or developed through the collaboration. This agreement is the latest of more than a dozen major genomics agreements the Company has entered into over the last three years.

Earnings

Earnings before income taxes increased 14% to $1,499 million from $1,318 million in 1999. The effective tax rate on earnings before income taxes decreased to 27.2% in 2000 from 27.8% in 1999. The decrease in the effective tax rate is attributable to higher operating earnings from lower tax jurisdictions. Net earnings increased 15% to $1,091 million from $952 million in 1999. Basic earnings per share increased 15% to $.55 from $.48 in 1999 and diluted earnings per share increased 15% to $.54 from $.47 in 1999.

 Six Months Results of Operations

Worldwide sales for the first six months of 2000 increased 8% over the prior year to $10,535 million. The consolidated sales growth resulted from a 7% increase due to volume, a 3% increase due to changes in selling prices and a 2% decrease due to foreign exchange rate fluctuations. U.S. sales increased 13% and international sales remained at prior year levels (a 5% increase excluding the effect of foreign exchange).

Sales in the medicines products segment increased 11% over the prior year to $7,588 million. Sales growth resulted from a 11% increase in volume, a 3% increase in selling prices and a 3% decrease due to foreign exchange rate fluctuations. Worldwide pharmaceutical sales increased 11% with U.S. pharmaceutical sales up 19% over the prior year.

GLUCOPHAGE (metformin) sales increased 45% to $912 million. Worldwide sales of PRAVACHOL* remained at prior year levels of $868 million. Sales of TAXOL* (paclitaxel) increased 15% to $798 million. Sales of PLAVIX increased 96% to $423 million. Sales of AVAPRO increased 56% to $178 million. Sales of BUSPAR* increased 35% to $357 million. Sales of SERZONE* increased 22% to $180 million. Sales of PARAPLATIN* increased 11% to $318 million. Sales of ZERIT* increased 5% to $317 million. Sales of MAXIPIME* increased 19% to $74 million. Sales of MEGACE* increased 39% to $75 million.

Sales of Oncology Therapeutics Network reached $501 million, an increase of 19% over the prior year.

Consumer medicines sales increased 7% (13% excluding foreign exchange). Sales of EXCEDRIN* increased 6% to $119 million, sales of BUFFERIN* increased 20% (10% excluding foreign exchange) to $78 million and sales of EFFERALGAN increased 5% (20% excluding foreign exchange) to $88 million.

Earnings before taxes for the medicines products segment increased 20% to $2,264 million in 2000. As a percentage of sales, earnings before taxes for this segment improved to 29.8% in 2000 from 27.6% in 1999 primarily due to improved gross margins.

Sales in the beauty care products segment decreased 5% to $1,139 million. The decline in sales resulted from a 7% decrease in volume, a 2% increase in selling prices and no effect from foreign exchange. Haircolor sales increased 1% with increases in NICE 'N EASY* of 6% to $91 million and HYDRIENCE* of 5% to $44 million. HERBAL ESSENCES*, a complete line of shampoos, conditioners, styling aids, body wash and facial care, remained at prior year levels of $322 million. AUSSIE* products added $63 million to Beauty Care sales, an increase of 3% over the prior year. Clairol continues to be the number one hair products company in the U.S. Earnings before taxes for the beauty care segment increased 6% to $115 million in 2000 from $109 million in 1999. As a percentage of sales, earnings before taxes improved to 10.1% in 2000 from 9.1% in 1999 primarily due to effectiveness in advertising and promotion expenses.

Sales in the nutritional products segment increased 7% to $946 million. Sales growth resulted from a 3% increase in volume, a 4% increase in selling prices and no effect due to foreign exchange rate fluctuations. ENFAMIL*, the Company's largest-selling infant formula, recorded sales of $364 million, an increase of 4% from the prior year. Sales of NUTRAMIGEN*, a specialty infant formula, increased 10% to $67 million. Sales of BOOST*, an adult consumer nutritional, increased 17% to $61 million. Sales of VIACTIV* Soft Calcium Chews were $29 million. Earnings before taxes for the nutritional segment decreased to $169 million in 2000 from $172 million in 1999, and as a percentage of sales, declined to 17.9% from 19.4% in 1999 primarily due to increases in cost of products sold.

Medical device segment sales increased 5% to $862 million, due to volume increases of 6% and a 1% decrease due to foreign exchange. Zimmer sales increased 10% (9% excluding foreign exchange) to $526 million. Knee joint replacement sales increased 9% to $206 million, hip replacement sales increased 14% to $163 million and fracture management sales increased 20% to $73 million. ConvaTec sales decreased 2% (a 2% increase excluding foreign exchange) to $336 million. Sales of modern wound care products increased 2% (6% excluding foreign exchange) to $113 million while sales of ostomy products decreased 5% (no change excluding foreign exchange) to $207 million. Earnings before taxes for the medical device segment increased 8% to $176 million in 2000 from $163 million in 1999 and, as a percentage of sales, improved to 20.4% in 2000 from 19.8% in 1999.

Operating Expenses

Total expenses for the six months ended June 30, 2000, as a percentage of sales, improved to 69.8% from 71.4% in 1999 primarily due to improved gross margins.

Marketing, selling, administrative and other expenses, as a percentage of sales, decreased to 22.3% in the second quarter of 2000 from 22.9% in 1999. Expenditures for advertising and promotion in support of new and existing products increased 9% to $1,308 million from $1,195 million in 1999. Research and development expenditures increased 7% to $941 million from $876 million in 1999. Pharmaceutical research and development spending increased 10% over the prior year, and as a percentage of pharmaceutical sales, was 12.3% for the six months and 12.4% in 1999

Earnings

Earnings before income taxes for the six months increased 14% to $3,177 million from $2,794 million in 1999. The effective tax rate on earnings before income taxes decreased to 27.2% in 2000 from 27.7% in 1999. Net earnings increased 15% to $2,312 million from $2,019 million in 1999. Basic earnings per share increased 15% to $1.17 from $1.02 in 1999 and diluted earnings per share increased 15% to $1.15 from $1.00 in 1999.

Financial Position

The balance sheet at June 30, 2000 and the statement of cash flows for the six months then ended reflect the Company's strong financial position. The Company continues to maintain a high level of working capital, $3.8 billion at June 30, 2000, increasing from $3.7 billion at December 31, 1999.

Short-Term borrowings decreased to $258 million from $432 million at December 31, 1999, primarily as a result of cash balances being used to pay down the international commercial paper program.

Long-Term Debt decreased to $1,330 million from $1,342 million at December 31, 1999.

Internally generated funds continue to be the Company's primary source for financing expenditures for new plant and equipment. Net Cash Provided by Operating Activities increased to $1,644 million in 2000 from $1,586 in 1999. Additions to fixed assets for the six months ended June 30, 2000 were $192 million compared to $299 million during the same period of 1999.

During the six months ended June 30, 2000, the Company purchased 18.3 million shares of its common stock at a cost of $1,047 million.

Business Segments

	Three Months Ended June 30,
	Net Sales		Earnings Before Taxes
	2000	1999	2000	1999
(in millions)
Medicines Products	$3,805	$3,435	$1,095	$893
Beauty Care Products	590	626	39	44
Nutritional Products	440	438	49	71
Medical Devices	440	421	96	91
Other	- ---------	- ---------	220 ---------	219 ---------
Total Company	$5,275 =====	$4,920 =====	$1,499 =====	$1,318 =====
	Six Months Ended June 30,
	Net Sales		Earnings Before Taxes
	2000	1999	2000	1999
(in millions)
Medicines Products	$7,588	$6,865	$2,264	$1,894
Beauty Care Products	1,139	1,198	115	109
Nutritional Products	946	888	169	172
Medical Devices	862	823	176	163
Other	- ---------	- ---------	453 ---------	456 ---------
Total Company	$10,535 =====	$9,774 =====	$3,177 =====	$2,794 =====

Included in earnings before taxes of each segment is a cost of capital charge. The offset to the cost of capital charge is included in Other. In addition, Other principally consists of interest income, interest expense, certain administrative expenses and allocations to the industry segments for certain corporate programs. For the first six months of 2000, Other also includes a provision for restructuring of $140 million and the gain on product divestitures of $160 million. (See also Note 3 and Note 4 to the financial statements)

Reference is made to Part II, Item 1 - Legal Proceedings in which developments are described for various lawsuits, claims and proceedings in which the Company is involved.

Recently Issued Accounting Standards

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement requires that companies recognize all derivatives as either assets or liabilities on the balance sheet and measure these instruments at fair value. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the effective date of FASB Statement No. 133". This statement deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities" which made minor amendments to SFAS 133. The Company will adopt SFAS 133, as amended, on January 1, 2001 and is currently evaluating its impact on the Company's existing accounting policies and financial reporting disclosures.

In May 2000, the Emerging Issues Task Force (EITF) issued EITF 00-14, "Accounting for Certain Sales Incentives", which requires companies to classify certain promotional expenses as a reduction in revenue, effective July 1, 2000 and retroactively restate prior period financial statements. In July 2000, the EITF delayed implementation of this Issue until October 1, 2000. The adoption of this accounting requirement is not expected to have a material effect on the consolidated financial statements.

In July 2000, the EITF issued EITF 00-15, "Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Non-qualified Employee Stock Option", which requires companies to classify the income tax benefits related to employee exercises of stock options on the statement of cash flows as an operating activity. This accounting requirement is effective in the third quarter of 2000, and requires retroactive restatements of prior period financial statements. The adoption of this accounting requirement is not expected to have a material effect on the consolidated financial statements.

Forward Looking Information

Certain statements in this Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from expected and historical results. Certain factors that may affect the Company's operations and prospects are discussed in Exhibit 99 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Various lawsuits, claims and proceedings of a nature considered normal to its business are pending against the Company and certain of its subsidiaries. The most significant of these are reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and any subsequent material developments in such matters are described below.

Breast Implant Litigation

As previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and in the Company's Form 10-Q for the quarter ending March 31, 2000, the Company, together with its subsidiary, Medical Engineering Corporation (MEC), and certain other companies, has been named as a defendant in a number of claims and lawsuits alleging damages for personal injuries of various types resulting from breast implants formerly manufactured by MEC or a related company. Of the more than 90,000 claims or potential claims against the Company in direct lawsuits or through registration in the national class action Revised Settlement Program, most have been dealt with through the Revised Settlement, other settlements, or trial. As of August 1, 2000, the Company's contingent liability in respect of breast implant claims was limited to residual unpaid Revised Settlement Program obligations and to roughly 1,170 remaining opt outs who have pursued or may pursue their claims in court.

As of August 1, 2000, approximately 5,200 United States and 200 foreign breast implant recipients were plaintiffs in lawsuits pending in federal and state courts in the United States and in certain courts in Canada and Australia. These figures include the claims of plaintiffs that are in the process of being settled and/or dismissed. In these lawsuits, about 2,500 U.S. plaintiffs and 40 foreign plaintiffs opted out of the Revised Settlement. The lawsuits of approximately 2,700 U.S. plaintiffs who did not opt out are expected to be dismissed as these plaintiffs are among the estimated 74,000 women with MEC implants who chose to participate in the nationwide settlement. Of the 2,500 opt out plaintiffs, an estimated 1,330 plaintiffs have claims based upon products that were not manufactured and sold by MEC or that have been or are in the process of being settled and/or dismissed. Accordingly, the number of remaining plaintiffs who have pursued or may pursue their claims in court against the Company is roughly 1,170 as stated in the preceding paragraph. Under the terms of the Revised Settlement Program, additional opt outs are expected to be minimal since the deadline for U.S. claim members to opt out has passed. In addition, the Company's remaining obligations under the Revised Settlement Program are limited because most payments to "Current Claimants" have already been made, no additional "Current Claims" may be filed without court approval, and because payments of claims to so-called "Other Registrants" and "Late Registrants" are limited by the terms of the Revised Settlement Program. The Company believes it will be able to address remaining opt out claims as well as remaining obligations under the Revised Settlement Program within its reserves as described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

On March 31, 2000, the federal government filed a civil suit in federal district court in Birmingham, Alabama, against several parties in the breast implant litigation, including the Company. The government claims it is entitled to reimbursement for certain costs incurred in connection with medical treatment provided to women with breast implants. The Company believes this case is wholly without merit, and in all events it will be able to address the government lawsuit within its reserves as described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

Prescription Drug Litigation

As previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and in the Company's Form 10-Q for the quarter ending March 31, 2000, the Company remains a defendant in several actions challenging pricing on brand name prescription drugs. These actions include: several currently consolidated antitrust actions brought against the Company and more than thirty other pharmaceutical manufacturers, drug wholesalers and pharmacy benefit managers by certain chain drugstores, supermarket chains and independent drugstores; state pharmaceutical actions; and purported class actions on behalf of consumers. The Company will continue to defend vigorously its position in this ongoing litigation and believes it will be able to address all remaining claims within its reserves as described in the Company's Annual Report Form 10-K for the fiscal year ended December 31, 1999.

 TAXOL* LITIGATION

As previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and in the Company's Form 10Q for the period ended March 31, 2000, in 1997 and 1998, the Company filed several lawsuits alleging that a number of generic drug companies infringed its patents covering certain methods of administering paclitaxel when they filed abbreviated new drug applications seeking regulatory approval to sell paclitaxel. The generic drug company defendants are Boehringer Ingelheim Corp.; Ben Venue Laboratories, Inc.; Bedford Laboratories; Immunex Corporation; Zenith Goldline Pharmaceuticals, Inc.; Ivax Corporation; Mylan Pharmaceuticals, Inc.; Marsam Pharmaceuticals, Inc.; and Schein Pharmaceuticals, Inc. These actions were consolidated for discovery in the United States District Court for the District of New Jersey. The Company does not at this time assert a monetary claim against any of the defendants, but seeks to prevent the defendants from marketing paclitaxel in a manner that violates the Company's patents. The defendants have asserted that they do not infringe the Company's patents and that these patents are invalid and unenforceable. Some defendants also asserted counterclaims seeking damages for alleged antitrust and unfair competition violations.

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

In order to pursue an immediate appellate review of the District Court's invalidity findings, the Company voluntarily relinquished all rights in the remaining ovarian tumor specific claims of its patents. On April 7, 2000, the District Court granted the Company's request for an entry of judgment. The Company's appeal of the District Court's judgment is pending before the Federal Circuit Court of Appeals. If the Company is successful on appeal and the trial that would follow a successful appeal, the Company believes its remaining patent rights would apply to all tumor types.

It is not possible at this time to make a reasonable assessment of the outcome of the appeal and the remaining claims in these actions nor to reasonably estimate the impact on TAXOL* sales or the amount of damages were the Company not to prevail.

VANLEV* Litigation

As previously reported on the Company's Form 10Q for the quarter ended March 31, 2000, the Company, its Chairman of the Board and Chief Executive Officer, Charles A. Heimbold, Jr. and its Chief Scientific Officer and President - Pharmaceutical Research Institute, Peter S. Ringrose, Ph.D., are defendants in a number of purported class actions filed in the U.S. District Court for the District of New Jersey in April, May and June alleging violations of federal securities laws and regulations. Plaintiffs claim that the defendants disseminated materially false and misleading statements and failed to disclose information concerning the safety and expected availability of its product VANLEV* during the period November 8, 1999 through April 19, 2000. Plaintiffs seek compensatory damages and costs and expenses.

It is not possible at this time to make a reasonable assessment of the outcome of this matter or the amount of damages were the Company not to prevail.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

a) Exhibits (listed by number corresponding to the Exhibit Table of Item 601 in Regulation S-K).

Exhibit Number and Description	Page
Independent Accountants' Awareness Letter	E-15-1
Bristol-Myers Squibb Company Financial Data Schedule.	E-27-1

b) Reports on Form 8-K.

The Registrant did not file any reports on Form 8-K during the quarter ended June 30, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRISTOL-MYERS SQUIBB COMPANY
(Registrant)

Date: August 15, 2000	By: /s/ Harrison M. Bains, Jr.
Harrison M. Bains, Jr. Vice President and Treasurer

Date: August 15, 2000	By: /s/ Frederick S. Schiff
Frederick S. Schiff Senior Vice President - Financial Operations and Controller