Form 10-Q
period 2000-09-30
BRISTOL MYERS SQUIBB CO
filed 2000-11-14
CIK 14272

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

Commission File Number 1-1136

BRISTOL-MYERS SQUIBB COMPANY

(Exact name of registrant as specified in its charter)

Delaware	22-079-0350
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Yes [ X ] No [ ]

At October 31, 2000, there were 1,955,360,370 shares outstanding of the Registrant's $.10 par value Common Stock.

BRISTOL-MYERS SQUIBB COMPANY

INDEX TO FORM 10-Q

September 30, 2000

Part I - Financial Information:	Page
Item 1.
Financial Statements (Unaudited):
Consolidated Balance Sheet - September 30, 2000 and December 31, 1999	2 - 3
Consolidated Statement of Earnings and Comprehensive Income for the three and nine months ended September 30, 2000 and 1999	4 - 5
Consolidated Statement of Cash Flows for the nine months ended September 30, 2000 and 1999	6
Notes to Condensed Consolidated Financial Statements	7 - 10
Report of Independent Accountants	11
Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations	12 18
Part II - Other Information
Item 1.
Legal Proceedings	19 - 21
Item 6.
Exhibits and Reports on Form 8-K	22
Signatures	22

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED BALANCE SHEET - ASSETS

(Unaudited, dollars in millions)
	September 30, 2000	December 31, 1999
Current Assets:
Cash and cash equivalents	$2,760	$2,720
Time deposits and marketable securities	202	237
Receivables, net of allowances	3,782	3,272

Finished goods	1,221	1,472
Work in process	451	302
Raw and packaging materials	180	352
Inventories	1,852	2,126
Prepaid expenses	1,075	912
Total Current Assets	9,671	9,267
Property, Plant and Equipment	7,798	7,841
Less: Accumulated depreciation	3,367	3,220
	4,431	4,621

Insurance Recoverable	388	468
Excess of cost over net tangible assets arising from business acquisitions	1,445	1,502
Other Assets	1,532	1,256
Total Assets	$17,467	$17,114

The accompanying notes are an integral part of these financial statements.

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED BALANCE SHEET -

LIABILITIES AND STOCKHOLDERS' EQUITY

(Unaudited, dollars in millions)
	September 30, 2000	December 31, 1999
Current Liabilities:
Short-term borrowings	$173	$432
Accounts payable	1,430	1,657
Accrued expenses	2,853	2,367
Product liability	161	287
U.S. and foreign income taxes payable	942	794
Total Current Liabilities	5,559	5,537
Other Liabilities	1,429	1,590
Long-Term Debt	1,323	1,342
Total Liabilities	8,311	8,469
Stockholders' Equity:
Preferred stock, $2 convertible series: Authorized 10 million shares; issued and outstanding 10,272 in 2000 and 10,977 in 1999, liquidation value of $50 per share	-	-
Common stock, par value of $.10 per share: Authorized 4.5 billion shares; issued 2,195,807,218 in 2000 and 2,192,970,504 in 1999	220	219
Capital in excess of par value of stock	1,774	1,533
Other comprehensive income	(982)	(816)
Retained earnings	17,098	15,000
	18,110	15,936
Less cost of treasury stock 237,265,920 common shares in 2000 and 212,164,851 in 1999	8,954	7,291
Total Stockholders' Equity	9,156	8,645
Total Liabilities and Stockholders' Equity	$17,467	$17,114

 The accompanying notes are an integral part of these financial statements.

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED STATEMENT OF EARNINGS

AND COMPREHENSIVE INCOME

(Unaudited, in millions except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
EARNINGS	2000	1999	2000	1999
Net Sales	$4,563	$4,190	$13,432	$12,288
Expenses:
Cost of products sold	1,200	1,155	3,471	3,322
Marketing, selling, administrative and other	1,001	892	2,967	2,740
Advertising and product promotion	356	370	1,239	1,108
Research and development	479	431	1,375	1,268
Provision for restructuring/other (See Note 2)	386	-	508	-
Gain on sales of businesses (See Note 2)	-	-	(160)	-
	3,422	2,848	9,400	8,438
Earnings from Continuing Operations Before Income Taxes	1,141	1,342	4,032	3,850
Provision for income taxes	248	354	1,005	1,021
Earnings from Continuing Operations	$893	$988	$3,027	$2,829
Discontinued Operations
Net earnings	103	109	281	286
Net gain on disposal	240	-	240	-
	343	109	521	286
Net Earnings	$1,236	$1,097	$3,548	$3,115
Earnings Per Common Share
Basic
Earnings from Continuing Operations	$.45	$.50	$1.53	$1.43
Discontinued Operations
Net earnings	.05	.05	.14	.14
Net gain on disposal	.13	-	.13	-
	.18	.05	.27	.14
Net Earnings	$.63	$.55	$1.80	$1.57

Diluted
Earnings from Continuing Operations	$.45	$.49	$1.51	$1.40
Discontinued Operations
Net earnings	.05	.05	.14	.14
Net gain on disposal	.12	-	.12	-
	.17	.05	.26	.14
Net Earnings	$.62	$.54	$1.77	$1.54
Average Common Shares Outstanding
Basic	1,963	1,984	1,969	1,985
Diluted	1,991	2,028	2,000	2,027
Dividends per common share	$.245	$.215	$.735	$.645

The accompanying notes are an integral part of these financial statements.

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED STATEMENT OF EARNINGS

AND COMPREHENSIVE INCOME (continued)

(Unaudited, in millions except per share amounts)

 COMPREHENSIVE INCOME

	Three Months Ended September 30,	Nine Months Ended September 30,
2000		1999	2000	1999
Net Earnings	$1,236	$1,097	$3,548	$3,115
Other Comprehensive Income
Foreign currency translation	(6)	(18)	(170)	(187)
Tax effect	2	5	4	13
	(4)	(13)	(166)	(174)
Comprehensive Income	$1,232	$1,084	$3,382	$2,941

The accompanying notes are an integral part of these financial statements.

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited, dollars in millions)

	Nine Months Ended September 30,
	2000	1999
Cash Flows From Operating Activities:
Net earnings	$3,548	$3,115
Depreciation and amortization	560	489
Provision for restructuring/ other (See Note 2)	542	-
Gain from sale of businesses/ product divestitures (See Note 2)	(562)	-
Other operating items	9	(59)
Receivables	(636)	(208)
Inventories	137	(245)
Accounts payable and accrued expenses	(183)	(60)
Income taxes	(2)	286
Product liability	(133)	(622)
Insurance recoverable	80	57
Pension contribution (See Note 5)	(230)	-
Other assets and liabilities	(298)	(79)
Net Cash Provided by Operating Activities	2,832	2,674
Cash Flows From Investing Activities:
Proceeds from sales of time deposits and marketable securities	36	51
Purchases of time deposits and marketable securities	-	(1)
Additions to fixed assets	(331)	(455)
Proceeds from sale of businesses/product divestitures	848	-
Purchases of trademarks and patents	(149)	(71)
Other, net	(53)	62
Net Cash Provided by (Used in) Investing Activities	351	(414)
Cash Flows From Financing Activities:
Short-term borrowings	(240)	27
Long-term debt	(8)	(12)
Issuances of common stock under stock plans	201	171
Purchases of treasury stock	(1,614)	(915)
Dividends paid	(1,450)	(1,281)
Net Cash Used in Financing Activities	(3,111)	(2,010)
Effect of Exchange Rates on Cash	(32)	(39)
Increase in Cash and Cash Equivalents	40	211
Cash and Cash Equivalents at Beginning of Period	2,720	2,244
Cash and Cash Equivalents at End of Period	$2,760	$2,455

The accompanying notes are an integral part of these financial statements.

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, dollars in millions except per share amounts)

Note 1: Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal adjustments) necessary for a fair presentation of the financial position of Bristol-Myers Squibb Company (the "Company") at September 30, 2000 and December 31, 1999, the results of operations for the three and nine months ended September 30, 2000 and 1999, and cash flows for the nine months ended September 30, 2000 and 1999. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company's 1999 Annual Report on Form 10-K. PricewaterhouseCoopers LLP, the Company's independent accountants, have performed a review of the unaudited consolidated financial statements included herein, and their review report thereon accompanies this filing.

Note 2: Divestitures and Restructuring/other

During the third quarter, the Company completed the sale of Matrix Essentials Inc., (an affiliate of Clairol) to Cosmair, Inc., a wholly owned U.S. subsidiary of L'Oreal S.A. resulting in a pre-tax gain of $402 million. This gain is included in gain on disposal of discontinued operations. At the same time, the Company recorded a pre-tax charge of $402 million of which $386 million is included in continuing operations and $16 million is included in earnings from discontinued operations. This charge was primarily for restructuring activities related to work-force reductions and downsizing international businesses. The restructuring charge consisted of $231 million of employee termination benefits for approximately 4,100 employees, $105 million of asset write-downs related to the closure of manufacturing and research facilities and $66 million of other expenses. The $297 million liability originally recorded in accrued expenses has been reduced to $246 million at September 30, 2000. The Co mpany expects to substantially complete these restructuring activities by mid-2001.

During the first six months, the Company completed the sale of three pharmaceutical products Estrace Cream, Ovcon 35 and Ovcon 50 and its Seabreeze brand in Japan, resulting in a pre-tax gain of $160 million. The Company also recorded a pre-tax charge of $140 million of which $122 million is included in continuing operations and $18 million is included in discontinued operations. The charge was for restructuring activities related to work-force reductions, downsizing and streamlining of operations in certain international markets and the ConvaTec business, and the reorganization of the Company's Global Business Services. Of the total restructuring charge, $86 million related to employee termination benefits for approximately 1,500 employees and the remaining $54 million represents the closure of facilities. The $101 million liability originally recorded in accrued expenses has been reduced to $48 million at September 30, 2000. The Company expects to substantially complete these restructur ing activities by the end of 2000.

Note 3: Discontinued Operations

In September 2000, the Company announced the planned divestitures of Clairol and Zimmer. The Company expects these businesses to be divested in 2001. Accordingly, the operations of Clairol (which includes its Matrix affiliate) and Zimmer have been reflected as discontinued operations in the accompanying condensed consolidated financial statements.

The net sales and earnings of discontinued operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999

Net sales	$736	$850	$2,402	$2,526

Earnings before income taxes	168	176	454	462
Income taxes	65	67	173	176

Net earnings from discontinued operations	$103	$109	$281	$286

Earnings before income taxes for the quarter and nine months ended September 30, 2000 include restructuring charges of $16 million and $34 million, respectively.

The consolidated balance sheet and consolidated statement of cash flows include the Clairol and Zimmer businesses ("Discontinued Operations"). The net assets of Discontinued Operations at September 30, 2000 were $941 million and consisted of accounts receivable ($481 million), inventory ($357 million), fixed assets and other ($652 million), accounts payable ($187 million) and accrued liabilities and other ($362 million). Cash flows from operating and investing activities of Discontinued Operations for the nine months ended September 30, 2000 were $956 million, including $600 million of proceeds from the sale of Matrix Essentials.

Note 4: Earnings Per Share

Basic earnings per common share are computed using the weighted average number of shares outstanding during the year. Diluted earnings per common share are computed using the weighted average number of shares outstanding during the year, plus the incremental shares outstanding assuming the exercise of dilutive stock options.

The computations for basic earnings per common share and diluted earnings per common share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

Earnings per Common Share - Basic:	2000	1999	2000	1999

Net Earnings from Continuing Operations	$893	$988	$3,027	$2,829
Discontinued Operations
Net Earnings	103	109	281	286
Net Gain on Disposal	240	-	240	-
	343	109	521	286
Net Earnings	$1,236	$1,097	$3,548	$3,115

Average Common Shares Outstanding	1,963	1,984	1,969	1,985
Earnings Per Common Share Basic
Earnings from Continuing Operations	$.45	$.50	$1.53	$1.43
Discontinued Operations
Net Earnings	.05	.05	.14	.14
Net Gain on Disposal	.13	-	.13	-
	.18	.05	.27	.14
Net Earnings	$.63	$.55	$1.80	$1.57

Earnings per Common Share - Diluted:

Net Earnings from Continuing Operations	$893	$988	$3,027	$2,829
Discontinued Operations
Net Earnings	103	109	281	286
Net Gain on Disposal	240	-	240	-
	343	109	521	286
Net Earnings	$1,236	$1,097	$3,548	$3,115

Average Common Shares Outstanding	1,963	1,984	1,969	1,985
Incremental Shares Outstanding Assuming the Exercise of Dilutive Stock Options	28	44	31	42
	1,991	2,028	2,000	2,027
Earnings Per Common Share Diluted
Earnings from Continuing Operations	$.45	$.49	$1.51	$1.40
Discontinued Operations
Net Earnings	.05	.05	.14	.14
Net Gain on Disposal	.12	-	.12	-
	.17	.05	.26	.14
Net Earnings	$.62	$.54	$1.77	$1.54

Note 5: Pension Contribution

In January 2000, the Company made a contribution of $230 million to fund its U.S. Retirement Income Plan.

Note 6: Segment Reporting

In September 2000, as described in Note 3, the Company announced its planned divestitures of the Clairol and Zimmer businesses. Consistent with this announcement and the Company's decision to focus its resources on the medicines business, effective with the third quarter 2000 Form 10-Q, the Company has reduced the number of its reporting segments from four segments to one segment. The Company will continue to operate its Nutritional and ConvaTec businesses, however, these are not material and share many of the same economic and operating characteristics as the medicines business. As a result the Company will report as one segment.

Report of Independent Accountants

To the Board of Directors

and Stockholders of

Bristol-Myers Squibb Company

We have reviewed the accompanying consolidated balance sheet of Bristol-Myers Squibb Company and its subsidiaries as of September 30, 2000, and the related consolidated statement of earnings and comprehensive income for each of the three-month and nine-month periods ended September 30, 2000 and 1999 and the consolidated statement of cash flows for the nine-month periods ended September 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

October 20, 2000

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Third Quarter Results of Operations

In September 2000, as described in Note 3, the Company announced the planned divestitures of the Zimmer and Clairol businesses. Accordingly, their results have been excluded from consolidated sales and expenses for all years.

Sales for the third quarter of 2000 increased 9% (11% excluding foreign exchange) over the prior year to $4,563 million. The consolidated sales growth resulted from an 8% increase due to volume, a 3% increase due to changes in selling prices and a 2% decrease due to foreign exchange rate fluctuations. U.S. sales increased 13% and international sales increased 1% (7% excluding foreign exchange).

Worldwide pharmaceutical sales increased 12% with U.S. pharmaceutical sales up 18% over the prior year.

Worldwide sales of PRAVACHOL*, a cholesterol-lowering agent, increased 16% to $446 million for the quarter.

GLUCOPHAGE (metformin), the leading branded oral medication for treatment of non-insulin dependent (type 2) diabetes, continued its strong growth rate with sales increasing 25% to $435 million.

Sales of TAXOL* (paclitaxel), the Company's leading anti-cancer agent, increased 11% to $417 million.

Sales of PLAVIX, a platelet aggregation inhibitor for the reduction of stroke, heart attack and vascular death in atherosclerotic patients with recent stroke, recent heart attack or peripheral arterial disease, increased 58% to $234 million for the quarter. AVAPRO, an angiotensin II receptor blocker for the treatment of hypertension, increased 61% to $100 million. AVAPRO and PLAVIX are cardiovascular products that were launched from the Bristol-Myers Squibb and Sanofi-Synthelabo joint venture.

Sales of BUSPAR*, an anti-anxiety agent, increased 13% to $175 million. U.S. marketing exclusivity of BUSPAR has been extended through November 22, 2000 based on the Company's completion of pediatric studies that qualify for benefits under U.S. research incentive legislation. Sales of SERZONE*, a novel anti-depressant, increased 15% to $99 million.

Sales of the anti-cancer agent PARAPLATIN* increased 13% to $163 million as the product continues to benefit from its use in combination with other chemotherapy agents.

 * Indicates brand names of products which are trademarks owned by the Company.

Sales of the anti-hypertensive MONOPRIL*, a second-generation angiotensin converting enzyme (ACE) inhibitor, increased 16% to $109 million.

Sales of TEQUIN*, a quinolone antibiotic, reached $52 million. In June 2000, TEQUIN* became the first quinolone antibiotic to be prescribed for more than 500,000 patients in the U.S., during the first six months on the market.

Sales of MEGACE*, megestrol acetate, indicated for the treatment of anorexia and cachexia in patients with AIDS, increased 24% to $41 million. Sales of MAXIPIME*, a fourth-generation injectable cephalosporin antibiotic, increased 6% to $33 million.

Sales of Oncology Therapeutics Network, a specialty distributor of anti-cancer medicines and related products, reached $274 million, an increase of 16% over the prior year.

Sales of BUFFERIN*, sold mainly in Japan, increased 19% (12% excluding foreign exchange) to $38 million and sales of EFFERALGAN*, an effervescent analgesic from the Company's UPSA group, increased 9% (21% excluding foreign exchange) to $36 million.

ENFAMIL*, the Company's largest-selling infant formula, recorded sales of $179 million, an increase of 2% from the prior year. Sales of the VIACTIV* brand reached $14 million, an increase of 40% from the prior year.

Sales of ostomy products increased 6% (11% excluding foreign exchange) to $106 million while sales of modern wound care products decreased 3% (a 2% increase excluding foreign exchange) to $60 million.

Operating Expenses

As described in Note 2 to the financial statements, in the third quarter of 2000 the Company recorded a restructuring charge to earnings of continuing operations of $386 million before taxes in connection with work-force reductions and downsizing international businesses. The after-tax effect of this charge was $240 million or $.12 per diluted share.

Total expenses for the quarter ended September 30, 2000, excluding the restructuring charge, as a percentage of sales, improved to 66.5% from 68.0% in 1999 primarily due to improved gross margins.

Cost of products sold, as a percentage of sales, improved to 26.3% from 27.6% in 1999 primarily due to product mix. Marketing, selling, administrative and other expenses, as a percentage of sales, increased to 21.9% in the third quarter of 2000 from 21.3% in 1999. Expenditures for advertising and promotion in support of new and existing products declined 4% to $356 million from $370 million in 1999. Research and development expenditures increased 11% to $479 million from $431 million in 1999. Pharmaceutical research and development spending increased 15% over the prior year, and as a percentage of pharmaceutical sales, was 12.7% in the third quarter of 2000 and 12.5% in the third quarter of 1999.

In October, the Company entered into a global agreement (excluding Japan) with Novartis AG to co-develop and co-promote ZELMAC (tegaserod), Novartis' new investigational drug treatment for irritable bowel syndrome. Also, in October, the Company received marketing approval for GLUCOPHAGE XR Extended Release tablets, a once-daily version of GLUCOPHAGE.

During the third quarter, the Company received FDA approval for GLUCOVANCE, an important advance in diabetes treatment, and VANIQA*, a novel medicine for reduction of unwanted facial hair in women. Sales of GLUCOVANCE and VANIQA * for the quarter were $54 million and $9 million, respectively.

In October, the Company received FDA approval for VIDEX* EC delayed release capsules with enteric-coated beadlets for HIV/AIDS. The Company is also seeking marketing approval from the FDA for UFT*, an oral therapy for the treatment of colorectal cancer.

Earnings

As a result of the restructuring charge, earnings before income taxes were $1,141 million and net earnings were $893 million or $.45 per diluted share in the third quarter. Excluding the restructuring charge, earnings before income taxes increased 14% to $1,527 million from $1,342 million in 1999. On this basis, net earnings increased 15% to $1,133 million from $988 million in 1999. Basic earnings per share increased 16% to $.58 from $.50 in 1999 and diluted earnings per share increased 16% to $.57 from $.49 in 1999.

The effective income tax rate on earnings before income taxes declined to 21.7% from 26.4% in 1999. Excluding the restructuring charge the effective tax rate on earnings before income taxes declined to 25.8% from 26.4% in 1999 as a result of higher operating earnings from lower tax jurisdictions.

Discontinued Operations

Clairol sales decreased 8% (7% excluding foreign exchange) to $484 million. Domestic sales decreased 6% while international sales decreased 12% (9% excluding foreign exchange).

Zimmer sales increased 12% (11% excluding foreign exchange) to $252 million led by an increase in sales of knee joint replacements of 14% to $100 million, hip replacements of 19% to $80 million and fracture management of 13% to $35 million.

As described in Note 2 to the financial statements, in the third quarter of 2000 the Company recorded a restructuring charge to discontinued operations of $16 million before taxes in connection with work-force reductions. Also during the quarter, the Company recorded a pre-tax gain of $402 million on the sale of Matrix Essentials, Inc. (an affiliate of Clairol). The gain is included in gain on disposal of discontinued operations.

Net earnings from discontinued operations, excluding the restructuring charge, increased 5% to $114 million compared to $109 million for the third quarter of 1999. Net earnings from discontinued operations including the charge was $103 million for the third quarter of 2000, compared to $109 million in 1999.

Nine Months Results of Operations

Sales for the first nine months of 2000 increased 9% over the prior year to $13,432 million. The consolidated sales growth resulted from an 8% increase due to volume, a 3% increase due to changes in selling prices and a 2% decrease due to foreign exchange rate fluctuations. U.S. sales increased 15% and international sales remained at prior year levels (a 7% increase excluding the effect of foreign exchange).

Worldwide pharmaceutical sales increased 12% with U.S. pharmaceutical sales up 19% over the prior year. GLUCOPHAGE (metformin) sales increased 37% to $1,347 million. Worldwide sales of PRAVACHOL* increased 5% to $1,314 million. Sales of TAXOL* (paclitaxel) increased 14% to $1,215 million. Sales of PLAVIX increased 80% to $657 million. Sales of AVAPRO increased 58% to $278 million. Sales of BUSPAR* increased 27% to $532 million. Sales of SERZONE* increased 20% to $279 million. Sales of PARAPLATIN* increased 12% to $482 million. Sales of MONOPRIL* increased 5% to $332 million. Sales of MAXIPIME* increased 15% to $106 million. Sales of MEGACE* increased 32% to $116 million. Sales of TEQUIN* were $89 million.

Sales of Oncology Therapeutics Network reached $775 million, an increase of 18% over the prior year.

Consumer medicines sales increased 3% (8% excluding foreign exchange). Sales of BUFFERIN* increased 20% (11% excluding foreign exchange) to $116 million and sales of EFFERALGAN* increased 5% (20% excluding foreign exchange) to $124 million.

ENFAMIL*, the Company's largest-selling infant formula, recorded sales of $543 million, an increase of 3% from the prior year. Sales of NUTRAMIGEN*, a specialty infant formula, increased 8% to $99 million. Sales of BOOST*, an adult consumer nutritional, increased 7% to $90 million. Sales of the VIACTIV* brand were $44 million.

Sales of modern wound care products remained at prior year levels of $173 million (a 4% increase excluding foreign exchange) while sales of ostomy products decreased 3% (a 2% increase excluding foreign exchange) to $314 million

Operating Expenses

As described in Note 2 to the financial statements, in the first nine months of 2000 the Company recorded restructuring charges to earnings of continuing operations of $508 million before taxes in connection with work-force reductions and downsizing international businesses. The after-tax effect of these charges was $329 million or $.17 per diluted share. The Company also recorded a pre-tax gain on sales of businesses of $160 million, $116 million after taxes or $.06 per diluted share.

Total expenses for the nine months ended September 30, 2000, excluding the restructuring charges and gain on sales of businesses, as a percentage of sales, improved to 67.4% from 68.7% in 1999 primarily due to improved gross margins.

Cost of products sold, as a percentage of sales, improved to 25.8% from 27.0% in 1999 primarily due to product mix. Marketing, selling, administrative and other expenses, as a percentage of sales, decreased to 22.1% in the third quarter of 2000 from 22.3% in 1999. Expenditures for advertising and promotion in support of new and existing products increased 12% to $1,239 million from $1,108 million in 1999. Research and development expenditures increased 8% to $1,375 million from $1,268 million in 1999. Pharmaceutical research and development spending increased 11% over the prior year, and as a percentage of pharmaceutical sales, remained at 12.5%.

Earnings

As a result of the gain on sales of businesses and restructuring charges, earnings before income taxes were $4,032 million and net earnings were $3,027 million or $1.51 per diluted share in the first nine months of 2000. Excluding the gain on sales of businesses and restructuring charges, earnings before income taxes increased 14% to $4,380 million from $3,850 million in 1999. On this basis, net earnings increased 15% to $3,240 million from $2,829 million in 1999. Basic earnings per share increased 15% to $1.65 from $1.43 in 1999 and diluted earnings per share increased 16% to $1.62 from $1.40 in 1999.

The effective income tax rate on earnings before income taxes declined to 24.9% from 26.5% in 1999. Excluding the gain on sales of businesses and restructuring charges, the effective tax rate on earnings before income taxes declined to 26.0% from 26.5% in 1999 as a result of higher operating earnings from lower tax jurisdictions.

Discontinued Operations

Clairol sales decreased 6% (5% excluding foreign exchange) to $1,455 million. Domestic sales decreased 4% while international sales decreased 9% (7% excluding foreign exchange).

Zimmer sales increased 11% (10% excluding foreign exchange) to $779 million led by an increase in sales of knee joint replacements of 10% to $306 million, hip replacements of 16% to $243 million and fracture management of 19% to $108 million.

Matrix sales, included for the first six months of 2000, were $168 in 2000 and $275 for the first nine months of 1999.

As described in Note 2 to the financial statements, in the first nine months of 2000 the Company recorded restructuring charges to discontinued operations of $34 million before taxes in connection with work-force reductions. The Company also recorded a pre-tax gain of $402 million on the sale of Matrix Essentials, Inc. (an affiliate of Clairol). The gain is included in gain on disposal of discontinued operations.

Net earnings from discontinued operations, excluding the restructuring charges, increased 5% to $303 million compared to $286 million for the first nine months of 1999. Net earnings from discontinued operations including the charge was $281 million for the first nine months of 2000, compared to $286 million in 1999.

Financial Position

The balance sheet at September 30, 2000 and the statement of cash flows for the nine months then ended reflect the Company's strong financial position. The Company continues to maintain a high level of working capital, $4.1 billion at September 30, 2000, increasing from $3.7 billion at December 31, 1999. Net assets of Discontinued Operations of $941 million are included in the balance sheet at September 30, 2000.

Short-Term borrowings decreased to $173 million from $432 million at December 31, 1999, primarily as a result of cash balances being used to pay down the international commercial paper program.

Long-Term Debt decreased to $1,323 million from $1,342 million at December 31, 1999.

Internally generated funds continue to be the Company's primary source for financing expenditures for new plant and equipment. Net Cash Provided by Operating Activities increased to $2,832 million in 2000 from $2,674 million in 1999. Additions to fixed assets for the nine months ended September 30, 2000 were $331 million compared to $455 million during the same period of 1999.

Cash flows from operating and investing activities of Discontinued Operations for the nine months ended September 30, 2000 were $956 million, including $600 million of proceeds from the sale of Matrix Essentials.

During the nine months ended September 30, 2000, the Company purchased 29 million shares of its common stock at a cost of $1.6 billion.

Recently Issued Accounting Standards

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement requires that companies recognize all derivatives as either assets or liabilities on the balance sheet and measure these instruments at fair value. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the effective date of FASB Statement No. 133". This statement deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities" which made minor amendments to SFAS 133. The Company will adopt SFAS 133, as amended, on January 1, 2001 and has evaluated its impact on the Company's existing accounting policies and financial reporting disclosures. The adoption of this accounting requi rement is not expected to have a material effect on the consolidated financial statements.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Various lawsuits, claims and proceedings of a nature considered ordinary and routine to its business are pending against the Company and certain of its subsidiaries. The most significant of these are reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and material developments in such matters are described in the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 2000, June 30, 2000, and below.

Breast Implant Litigation

As previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and in the Company's Forms 10-Q for the quarters ended March 31, 2000, and June 30, 2000, the Company, together with its subsidiary, Medical Engineering Corporation (MEC), and certain other companies, has been named as a defendant in a number of claims and lawsuits alleging damages for personal injuries of various types resulting from breast implants formerly manufactured by MEC or a related company. Of the more than 90,000 claims or potential claims against the Company in direct lawsuits or through registration in the national class action Revised Settlement Program, most have been dealt with through the Revised Settlement, other settlements, or trial. As of August 1, 2000, the Company's contingent liability in respect of breast implant claims was limited to residual unpaid Revised Settlement Program obligations and to roughly 950 remaining opt-outs who have pursued or may pu rsue their claims in court.

As of October 31, 2000, approximately 5,000 United States and 300 foreign breast implant recipients were plaintiffs in lawsuits pending in federal and state courts in the United States and in certain courts in Canada and Australia. These figures include the claims of plaintiffs that are in the process of being settled and/or dismissed. In these lawsuits, about 2,300 U.S. plaintiffs and 70 foreign plaintiffs opted out of the Revised Settlement. The lawsuits of approximately 2,700 U.S. plaintiffs who did not opt out are expected to be dismissed as these plaintiffs are among the estimated 74,000 women with MEC implants who chose to participate in the nationwide settlement. Of the 2,300 opt-out plaintiffs, an estimated 1,350 plaintiffs have claims based upon products that were not manufactured and sold by MEC or that have been or are in the process of being settled and/or dismissed. Accordingly, the number of remaining plaintiffs who have pursued or may pursue their claims in court against the Company is roughly 950 as stated in the preceding paragraph. Under the terms of the Revised Settlement Program, additional opt-outs are expected to be minimal since the deadline for U.S. claim members to opt out has passed. In addition, the Company's remaining obligations under the Revised Settlement Program are limited because most payments to"Current Claimants" have already been made, no additional "Current Claims" may be filed without court approval, and because payments of claims to so-called "Other Registrants" and "Late Registrants" are limited by the terms of the Revised Settlement Program. The Company believes it will be able to address remaining opt-out claims as well as remaining obligations under the Revised Settlement Program within its reserves as described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

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

TAXOL* Litigation

As previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and in the Company's Form 10-Q for the quarters ended March 31, 2000 and June 30, 2000, in 1997 and 1998, the Company filed several lawsuits alleging that a number of generic drug companies infringed its patents covering certain methods of administering paclitaxel when they filed abbreviated new drug applications seeking regulatory approval to sell paclitaxel. The generic drug company defendants are Boehringer Ingelheim Corp.; Ben Venue Laboratories, Inc.; Bedford Laboratories; Immunex Corporation; Zenith Goldline Pharmaceuticals, Inc.; Ivax Corporation; Mylan Pharmaceuticals, Inc.; Marsam Pharmaceuticals, Inc.; and Schein Pharmaceuticals, Inc. These actions were consolidated for discovery in the United States District Court for the District of New Jersey. The Company does not at this time assert a monetary claim against any of the defendants, but seeks to prevent the defendan ts from marketing paclitaxel in a manner that violates the Company's patents. The defendants have asserted that they do not infringe the Company's patents and that these patents are invalid and unenforceable. Some defendants also asserted counterclaims seeking damages for alleged antitrust and unfair competition violations.

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

In September 2000, one of the defendants received final approval from the United States Food and Drug Administration for its Abbreviated New Drug Application for paclitaxel and can market the product. Also in September, another defendant received tentative approval from the United States Food and Drug Administration and can market their paclitaxel product after the other defendant's statutory six-month period of generic exclusivity expires.

It is not possible at this time to make a reasonable assessment of the outcome of the appeal and the remaining claims in these actions nor to reasonably estimate the impact on TAXOL* sales or the amount of damages were the Company not to prevail.

VANLEV* Litigation

As previously reported on the Company's Form 10-Q for the quarters ended March 31, 2000 and June 30, 2000, the Company, its Chairman of the Board and Chief Executive Officer, Charles A. Heimbold, Jr. and its Chief Scientific Officer and President - Pharmaceutical Research Institute, Peter S. Ringrose, Ph.D., are defendants in a number of purported class actions filed in the U.S. District Court for the District of New Jersey in April, May and June alleging violations of federal securities laws and regulations. Plaintiffs claim that the defendants disseminated materially false and misleading statements and failed to disclose information concerning the safety and expected availability of its product VANLEV* during the period November 8, 1999 through April 19, 2000. Plaintiffs seek compensatory damages and costs and expenses.

It is not possible at this time to make a reasonable assessment of the outcome of this matter or the amount of damages were the Company not to prevail.

Item 6. Exhibits and Reports on Form 8-K

a) Exhibits (listed by number corresponding to the Exhibit Table of Item 601 in Regulation S-K).

Exhibit Number and Description Page
15.	Independent Accountants' Awareness Letter.	E-15-1
27.	Bristol-Myers Squibb Company Financial Data Schedule	E-27-1

b) Reports on Form 8-K.

The Registrant did not file any reports on Form 8-K during the quarter ended September 30, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRISTOL-MYERS SQUIBB COMPANY
(Registrant)

Date: November 14, 2000	By: /s/ Harrison M. Bains, Jr. ----------------------------------------------
Harrison M. Bains, Jr. Vice President and Treasurer

Date: November 14, 2000	By: /s/ Frederick S. Schiff ----------------------------------------------
Frederick S. Schiff Senior Vice President Financial Operations and Controller