Form 10-K
period 2000-12-31
BRISTOL MYERS SQUIBB CO
filed 2001-04-02
CIK 14272

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

Commission File Number 1-1136

BRISTOL-MYERS SQUIBB COMPANY

(Exact name of registrant as specified in its charter)

Delaware	22-079-0350
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

345 Park Avenue, New York, N.Y. 10154

(Address of principal executive offices)

Telephone: (212) 546-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.10 Par Value	New York Stock Exchange Pacific Exchange, Inc.

$2 Convertible Preferred Stock, $1 Par Value	New York Stock Exchange Pacific Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The aggregate market value of voting stock held by non-affiliates of the registrant as of February 28, 2001 was $123,348,473,200. At February 28, 2001, there were 1,948,495,117 shares of common stock outstanding.

Documents incorporated by reference

Proxy Statement for Annual Meeting of Stockholders on Mary 1, 2001 Part III

PART I

Item 1. BUSINESS

DESCRIPTION OF BRISTOL-MYERS SQUIBB COMPANY

General:

Bristol-Myers Squibb Company ("Bristol-Myers Squibb" or the "Company") was incorporated under the laws of the State of Delaware in August 1933 under the name Bristol-Myers Company as successor to a New York business started in 1887. In 1989, the Bristol-Myers Company changed its name to Bristol-Myers Squibb Company, as a result of a merger. The Company, through its divisions and subsidiaries, is a major producer and distributor in one significant business segment - medicines. Operations of the Nutritional and ConvaTec businesses are not material to the financial statements. In general, the business of the Company is not seasonal.

On September 28, 2000, the Company announced the planned divestiture of its Clairol and Zimmer businesses in 2001. The Company announced on February 22, 2001 its intention to separate the Zimmer business in a tax-free spin-off to shareholders. Completion is expected by the end of the third quarter of 2001. Accordingly, the operations of these businesses have been reflected as discontinued operations in the financial statements.

Sales of selected products and product categories from continuing operations are as follows:

	2000	1999	1998

PRAVACHOL*	$1,817	$1,704	$1,643
GLUCOPHAGE	1,732	1,317	862
TAXOL*	1,592	1,481	1,206
Oncology Therapeutics Network	1,080	894	657
PLAVIX	903	547	144
BUSPAR*	709	605	531
PARAPLATIN*	690	600	525
ZERIT*	618	605	551
MONOPRIL*	442	424	380
CEFZIL*	391	402	358
AVAPRO	381	255	123
SERZONE*	360	332	257
CAPOTEN*/CAPOZIDE*	356	484	636
EXCEDRIN*	233	240	241
VIDEX*	202	205	162
Infant formulas	1,212	1,233	1,203
Ostomy	428	449	464
Wound Care	232	238	239

_____________________________________________________________________________________________

PRAVACHOL*	pravastatin sodium, an HMG Co-A reductase inhibitor indicated for primary hypercholestermia. Patents expire in the U.S. in October 2005 and in international markets from 2000 through 2010.
GLUCOPHAGE	metformin, an oral anti-diabetes agent for type 2 non-insulin-dependent diabetes. Hatch-Waxman exclusivity expired in September 2000; however, no generic competition existed at the end of the year.
TAXOL*

paclitaxel, used in the treatment of refractory ovarian cancer, first-line treatment of ovarian cancer in combination with cisplatin, second-line treatment of AIDS- related Kaposi's Sarcoma, treatment of metastatic breast cancer after failure of combination chemotherapy, adjuvant treatment of node positive breast cancer and in the treatment of non-small cell lung carcinoma with cisplatin. Reference is also made to Item 3 Legal Proceedings in Part 1 of this Form 10-K Annual Report and to Note 17 Litigation in Part 2, Item 8, of this Form 10-K Annual Report.

Oncology Therapeutics Network	a specialty distributor of anti-cancer medicines and related products.
PLAVIX	clopidogrel, a platelet inhibitor, co-developed and jointly marketed with Sanofi-Synthelabo.
BUSPAR*

buspirone, a novel anti-anxiety agent for persistent anxiety with or without accompanying depressive symptoms. The US anxiolytic use patent expired on May 22, 2000. The Food and Drug Administration granted the company an additional six months exclusivity based on its performance of pediatric studies. Patents outside of the US expired in 1999. Reference is made to the discussion on BUSPAR* in Item 7 in Part 2 of this Form 10-K Annual Report.

PARAPLATIN*	carboplatin, a chemotherapeutic agent used in the treatment of ovarian cancer. Patent expired in France in June 2000 and expires in the US in April 2004.
ZERIT*	stavudine, used in the treatment of persons with advanced HIV disease. Patent expires in the US in June 2008 and internationally from 2007 through 2011.
MONOPRIL*

fosinopril sodium, a second-generation ACE inhibitor with once-a-day dosing indicated for the treatment of hypertension. Composition of matter US patent expires in December 2002 and in international markets from 2001 through 2008.

CEFZIL*	cefprozil, an oral cephalosporin used in the treatment of respiratory infections and sinusitis. US patent expires in December 2005 and in international markets from 2003 through 2008.
AVAPRO	irbesartan, an angiotensin II receptor antagonist indicated for the treatment of hypertension, CO-developed and jointly marketed with Sanofi-Synthelabo.
SERZONE*	nefazodone, an antidepressant treatment. Patent expires in the US in March 2003 and internationally from 2002 through 2010.
CAPOTEN*/ CAPOZIDE*	captopril, an angiotensin converting enzyme (ACE) inhibitor. Patents have expired in the US and in all significant international markets.
EXCEDRIN*	an analgesic with acetaminophen and caffeine. EXCEDRIN* Migraine is indicated for the treatment of the full migraine syndrome.
VIDEX*

didanosine, an antiretroviral drug used in the treatment of adult and pediatric patients with advanced human immunodeficiency virus (HIV) infection. Patent expires in the US in August 2006 and internationally from 2006 through 2009.

* Indicates brand names of products which are registered trademarks owned by the Company.

_____________________________________________________________________________________________

SOURCES AND AVAILABILITY OF RAW MATERIALS

In general, Bristol-Myers Squibb purchases its principal raw materials and supplies in the open market. Substantially all such materials are obtainable from a number of sources so that the loss of any one source of supply would not have a material adverse effect on the Company.

PATENTS, TRADEMARKS AND LICENSES

The Company owns or is licensed under a number of patents in the United States and foreign countries covering products, and has also developed many brand names and trademarks for products. The Company considers the overall protection of its patent, trademark and license rights to be of material value and acts to protect these rights from infringement. In the years 2001 and 2002 exclusivity periods are scheduled to expire or have expired for MONOPRIL* and certain TAXOL* claims. The Company believes that no single patent or license is of material importance in relation to the business as a whole.

COMPETITION, DISTRIBUTION AND CUSTOMERS

The markets in which Bristol-Myers Squibb competes are generally broad-based and highly competitive. The principal means of competition utilized to market the products of Bristol-Myers Squibb include quality, service, price and product performance. Pharmaceutical products and the products of ConvaTec are promoted on a national and international basis in medical journals and directly to the medical profession. The Company is also utilizing direct-to-consumer advertising for a number of its pharmaceutical products. Most of the other products of Bristol-Myers Squibb are generally advertised and promoted on a national and international basis through the use of television, radio, print media, consumer offers, and window and in-store displays. Bristol-Myers Squibb's products are principally sold to the wholesale and retail trade both nationally and internationally. Certain products are also sold to other drug manufacturers, hospitals and the medical profession. Two wholesalers accounted for approximately 13% and 12% of net sales from continuing operations in 2000.

_____________________________________________________________________________________________

RESEARCH AND DEVELOPMENT

Research and development is essential to Bristol-Myers Squibb's business. Pharmaceutical research and development is carried out by the Bristol-Myers Squibb Pharmaceutical Research Institute, which has major facilities in Princeton, Hopewell and New Brunswick, New Jersey and Wallingford, Connecticut. Pharmaceutical research and development is also carried out at various other facilities in the United States and in Belgium, Canada, France, Italy and the United Kingdom. Management continues to emphasize leadership, innovation and productivity as strategies for success in the Research Institute.

Bristol-Myers Squibb spent $1,939 million in 2000, $1,759 million in 1999 and $1,506 million in 1998 on Company sponsored research and development activities. Pharmaceutical research and development spending, as a percentage of pharmaceutical sales, was 13.0% in 2000 compared with 12.6% in 1999 and 12.4% in 1998.

REGULATION

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

In the United States, the drug, medical device, diagnostic and food industries in which the Company operates have long been subject to regulation by various federal, state and local agencies, primarily as to product manufacture, safety, efficacy, advertising and labeling.

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

_____________________________________________________________________________________________ 5

EMPLOYEES

Bristol-Myers Squibb employees from continuing operations were approximately 44,000 people at December 31, 2000.

DOMESTIC AND FOREIGN OPERATIONS

Reference is made to Note 12 Financial Instruments, and Note 14 Segment Information in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K Annual Report.

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

Item 2. PROPERTIES.

Bristol-Myers Squibb's world headquarters is located at 345 Park Avenue, New York, New York, where it leases approximately 460,000 square feet of floor space, approximately 206,300 square feet of which is sublet to others.

Bristol-Myers Squibb manufactures products at forty major worldwide locations with an aggregate floor space of approximately 12,800,000 square feet. All facilities are owned by Bristol-Myers Squibb. The following table illustrates the geographic location of the Company's significant manufacturing facilities.

United States	15
Europe, Mid East and Africa	11
Other Western Hemisphere	9
Pacific	5
Total	40

Portions of these facilities and other facilities owned or leased by Bristol-Myers Squibb in the United States and elsewhere are used for research, administration, storage and distribution. Bristol-Myers Squibb's facilities are well-maintained, adequately insured and in satisfactory condition.

_____________________________________________________________________________________________

Item 3. LEGAL PROCEEDINGS.

Various lawsuits, claims and proceedings of a nature considered normal to its businesses are pending against the Company and certain of its subsidiaries. The most significant of these are described below.

Reference is made to Note 17 Litigation in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Report.

Breast Implant Litigation

The Company, together with its subsidiary, Medical Engineering Corporation (MEC), and certain other companies, has been named as a defendant in a number of claims and lawsuits alleging damages for personal injuries of various types resulting from polyurethane-covered breast implants and smooth-walled breast implants formerly manufactured by MEC or a related Company. Of the more than 90,000 claims or potential claims against the Company in direct lawsuits or through registration in the nationwide class action settlement approved by the Federal District Court in Birmingham, Alabama (the "Revised Settlement"), most have been dealt with through the Revised Settlement, other settlements, or trial. As of December 31, 2000, the Company's contingent liability in respect of breast implant claims was limited to residual unpaid Revised Settlement obligations and to roughly 850 remaining opt-outs who have pursued or may pursue their claims in court.

As of December 31, 2000, approximately 4,790 United States and 310 foreign breast implant recipients were plaintiffs in lawsuits pending in federal and state courts in the United States and certain courts in Canada and Australia. These figures include the claims of plaintiffs that are in the process of being settled and/or dismissed. In these lawsuits, about 2,140 US and 68 foreign plaintiffs opted out of the Revised Settlement. The lawsuits of the 2,650 US plaintiffs who did not opt out are expected to be dismissed since these plaintiffs are among the estimated 74,000 women with MEC implants who chose to participate in the nationwide settlement. Of the 2,140 opt-out plaintiffs, an estimated 1,290 have claims based upon products that were not manufactured or sold by MEC or that have been or are in the process of being settled and/or dismissed. Accordingly, the number of remaining plaintiffs who have pursued or may pursue their claims in court against the Company is roughly 850, as stated in the preceding paragraph.

Under the terms of the Revised Settlement, additional opt-outs are expected to be minimal since the deadline for US class members to opt out has passed. In addition, the Company's remaining obligations under the Revised Settlement Program are limited because most payments to "Current Claimants" have already been made, no additional "Current Claims" may be filed without court approval, and because payments of claims to so-called "Other Registrants" and "Late Registrants" are limited by the terms of the Revised Settlement. Separate class action settlements have been approved in the provincial courts of Ontario and Quebec, and an agreement has been reached under which other foreign breast implant recipients may settle their claims. The Company believes it will be able to address remaining opt-out claims as well as expected remaining obligations under the Revised Settlement Program within its reserves described below.

Breast implants were manufactured by several companies, including MEC, which the Company acquired in 1982. Until 1991, MEC manufactured two types of breast implants, polyurethane-covered silicone breast implants and smooth-walled silicone breast implants. In these lawsuits, plaintiffs typically contend that silicone in breast implants causes systemic disease and/or local complications. Some plaintiffs with polyurethane-covered silicone implants contend that the polyurethane component causes injury, including cancer. Most of the disease claims involve non-specific complaints such as chronic fatigue, aches and pains and other symptoms that commonly affect the population at large. Many women claim local complications such as rupture, hardening or contracture, and disfigurement or scarring. The plaintiffs typically seek compensatory damages for alleged medical conditions and emotional distress as well as punitive damages. The defendants have based their defense in part on the lack of credible scientific evidence that breast implants cause disease. Many large-scale epidemiological studies have found no connection between breast implants and the alleged diseases. Defendants also contend that warnings set forth in the product literature adequately advised physicians and surgeons of the risks of local complications.

_____________________________________________________________________________________________

The Company is a participant in the national class action Revised Settlement Program approved on December 22, 1995, by the federal court in Alabama (Lindsey, et al., v. Dow Corning, et al., CV-94-P-11558-S), before which all federal breast implant cases were consolidated for pretrial purposes. On January 16, 1996, the Company, Baxter Healthcare Corporation and Baxter International (collectively, Baxter), and Minnesota, Mining and Manufacturing Company (3M) (hereinafter, the Settling Defendants) each paid $125 million into a court-established fund as an initial reserve to pay claims under the Revised Settlement. The Company has made and will make additional contributions to the court-established fund.

The fifteen-year Revised Settlement, which ends on December 15, 2010, provides benefits to those US breast implant recipients who have had at least one breast implant manufactured by one of the Settling Defendants (or their related companies). For Current Claimants - those who submitted the proper documentation to the Claims Office in Houston by the 1994 deadline - benefits are payable regardless of the number of claimants seeking compensation, and regardless of the total dollar value of approved claims. For Other and Late Registrants - those who registered with the Claims Office after the Current Claimant deadline - benefits are subject to an aggregate $725 million limit for the three Settling Defendants over the fifteen-year life of the program. The Company's individual aggregate limit for such benefits is $400 million, $27.6 million annually for the first ten years, and $24.8 million annually for the last five years. Amounts unused in one year may be rolled over to pay claims in ensuing years. In the event the dollar value of the claims subject to these limits were to exceed the amounts available to pay claims, claimants may be afforded additional opt-out rights but without the right to assert punitive or other statutory multiple damage claims. The Company's obligations to make payments under the Revised Settlement are not affected by the number of class members electing to opt out of the settlement or the number of class members making claims under it except to the extent of the above-mentioned dollar limits.

In addition to individual suits and the Lindsey class action, the Company is a defendant, together with other defendants, in a class action certified on April 11, 1996, in the Canadian province of British Columbia, on the single issue of whether silicone gel breast implants are reasonably fit for their intended purpose (Harrington v. Dow Corning Corporation et al., Supreme Court, British Columbia, C954330). On March 31, 2000, the federal government filed a civil suit in federal court in Birmingham, Alabama, against several parties in the breast implant litigation, including the Company. The government claims it is entitled to reimbursement for certain costs allegedly incurred in connection with the medical treatment provided to women with breast implants. The Company believes it will be able to address the government lawsuit within its reserves as described below.

The Company entered into several other settlements of breast implant-related claims. In July of 1995, the Company entered into a $20.5 million (US funds) class action settlement with plaintiff representatives in the provinces of Ontario and Quebec. The class includes persons who have or had MEC breast implants and who reside in Ontario

_____________________________________________________________________________________________

and Quebec or who received their MEC implants there. The settlement, which had minimal opt-outs, was approved by the provincial courts of Ontario and Quebec. In May of 1996, the Company, together with other Settling Defendants in the Revised Settlement Program, entered into a $50 million settlement of claims asserted by certain health insurers based upon payments made or benefits provided by insurers and represented health plans to participating registrants that allegedly involve or relate to silicone gel breast implants. The Company has contributed $22.5 million to the settlement which extinguished the potential claims of the majority of the US commercial and non-governmental health care insurer market against both the defendants and settlement class members. In November 1996, the benefits of the Revised Settlement were extended, with certain modifications, to foreign breast implant recipients. The Company paid roughly $5.3 million into a court-approved fund in settlement of these claims.

The Company's insurers were notified of the breast implant claims and the Revised Settlement, and a number reserved their rights or declined coverage. The Company reached settlement with many of these insurers in connection with coverage litigation filed by it in state court in Texas. In 1993, the Company offset its breast implant product liability special charges by $1.0 billion of expected insurance proceeds (recorded as Insurance Recoverable). Because of its belief that additional amounts of insurance proceeds above that amount will be recovered, the Company recorded an additional Insurance Recoverable in the fourth quarter of 1998 of approximately $100 million. As a result of certain settlements, the Company has recovered or reached agreements to recover the $1.1 billion offset amount.

While there have been a few large judgments, defendants have won more trials than they have lost, and the Company's trial experience has been mostly favorable. The Company has maintained throughout this litigation that breast implants do not cause disease, and medical and scientific data support the Company's position. The Company's view has found support in the trial courts. Courts in several states have ruled to exclude the testimony of plaintiffs' experts concerning a causal link between silicone gel breast implants and systemic illness on the ground that it fails to satisfy standards for reliability under current US Supreme Court guidelines. In 1998, a national science panel of four independent experts appointed by the federal court issued its unanimous report, based on a comprehensive review of the medical and scientific literature, that there is no evidence linking silicone breast implants and systemic disease. Similarly, in 1999, the Institute of Medicine of the National Academy of Sciences - while commenting that the frequency of local injuries is greater than expected - concluded there is insufficient evidence to link silicone breast implants with disease. The Company intends to dispose of the claims of remaining opt-outs by continuing to implement its plan to settle cases at values it deems acceptable, and to wage a vigorous defense, including taking cases to trial, of those cases that do not settle at such values.

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

TAXOL* Litigation

In 1997 and 1998, the company filed several lawsuits alleging that a number of generic drug companies infringed its patents covering methods of administering paclitaxel when they filed abbreviated new drug applications seeking regulatory approval to sell paclitaxel. These actions were consolidated for discovery in the United States District Court for the District of New Jersey. The company does not assert a monetary claim against any of the defendants, but seeks to prevent the defendants from marketing paclitaxel in a manner that violates the company's patents.

_____________________________________________________________________________________________

The defendants have asserted that they do not infringe the company's patents and that these patents are invalid and unenforceable. Some defendants also asserted counterclaims seeking damages for alleged antitrust and unfair competition violations. The company believes its patents are valid and the counterclaims asserted are without merit.

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

In September 2000, one of the defendants received final approval from the United States Food and Drug Administration for its Abbreviated New Drug Application (ANDA) for paclitaxel and is marketing the product. FDA approvals of additional ANDAs for paclitaxel can occur at any time beginning in April 2001.

It is not possible at this time to make a reasonable assessment of the outcome of the appeal and the remaining claims in these actions nor to reasonably estimate the impact on TAXOL* sales or the amount of damages were the company not to prevail.

VANLEV* Litigation

The Company, its Chairman of the Board and Chief Executive Officer, Charles A. Heimbold, Jr. and its Chief Scientific Officer and President - Pharmaceutical Research Institute, Peter S. Ringrose, Ph.D., are defendants in a number of purported class actions filed in the US District Court for the District of New Jersey in April, May and June 2000 alleging violations of federal securities laws and regulations. Plaintiffs claim that the defendants disseminated materially false and misleading statements and failed to disclose information concerning the safety and expected availability of its product VANLEV* during the period November 8, 1999 through April 19, 2000. Plaintiffs seek compensatory damages and costs and expenses.

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

_____________________________________________________________________________________________

While it is not possible to predict with certainty the outcome of these cases, it is the opinion of management that they will not have a material adverse effect on the Company's operating results, liquidity or consolidated financial position.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

_____________________________________________________________________________________________

PART IA

EXECUTIVE OFFICERS OF THE REGISTRANT

The following are the executive corporate officers and the other executive officers of the Company:

Name	Age	Positions and Offices Presently Held with the Company
Charles A. Heimbold, Jr.	67	Chairman of the Board, Chief Executive Officer and Director
Harrison M. Bains, Jr.	57	Treasurer and Vice President, Corporate Staff
Peter R. Dolan	57	President, Chief Executive Officer-Designate and Director
Donald J. Hayden, Jr.	45	Executive Vice President, E-Business and Strategy, Corporate Staff
George P. Kooluris	56	Senior Vice President, Corporate Development, Corporate Staff
Richard J. Lane	50	President, Worldwide Medicines Group
Sandra Leung	40	Secretary and Head of Office of Corporate Conduct, Corporate Staff
John L. McGoldrick	60	President, Medical Devices Group and Executive Vice President and General Counsel, Corporate Staff
Michael F. Mee	58	Executive Vice President and Chief Financial Officer, Corporate Staff
Peter S. Ringrose, Ph. D.	54	Chief Scientific Officer and President, Bristol-Myers Squibb Company Pharmaceutical Research Institute
Stephen I. Sadove	49	President, Worldwide Beauty Care and Senior Vice President, Corporate Staff
Frederick S. Schiff	53	Controller and Senior Vice President Financial Operations, Corporate Staff
John L. Skule	57	Senior Vice President, Corporate and Environmental Affairs, Corporate Staff
Charles G. Tharp, Ph.D.	49	Senior Vice President, Human Resources, Corporate Staff

Persons who hold titles as elected corporate officers of the Company were last elected or reelected to the office held at the general election of officers by the Company's Board of Directors on May 2, 2000 unless otherwise indicated. Officers of the Company serve in such capacity at the pleasure of the Board of Directors of the Company.

_____________________________________________________________________________________________

CHARLES A. HEIMBOLD, JR. - From 1992 to 1996, President of the Company. Mr. Heimbold has been a director of the Company since 1989, the Chief Executive Officer of the Company since 1994 and Chairman of the Board of Directors of the Company since 1995.

HARRISON M. BAINS, JR. - Mr. Bains has been Treasurer and Vice President, Corporate Staff of the Company since 1988.

PETER R. DOLAN - From 1995 to 1996, President, Mead Johnson Nutritional Group, a division of the Company, from 1996 to 1997, President, Nutritionals and Medical Devices Group, a division of the Company and from 1997 to 1998, President, Pharmaceutical Group - Europe, a division of the Company, and from 1998 to 2000, Senior Vice President, Strategy and Organizational Effectiveness, Corporate Staff. From 2000 to the present, Mr. Dolan has been President of the Company, a Director of the Company, a member of the Office of the Chairman and Chairman of the Corporate Operating Committee. In addition, Mr. Dolan was named Chief Executive Officer-Designate earlier this year. He will be the Chief Executive Officer of the Company on May 1, 2001.

DONALD J. HAYDEN, JR. - From 1995 to 1997, Senior Vice President, Worldwide Franchise Management and Business Development, a division of the Company, in 1997, President, Intercontinental Pharmaceutical Group and Senior Vice President, Worldwide Business Development, Worldwide Medicines Group, a division of the Company, from 1997 to 1998, President, Intercontinental, Worldwide Medicines Group, a division of the Company, from 1998-2000, President, Worldwide Medicines Group, a division of the Company. Mr. Hayden has been Executive Vice President of the Company and a member of the Office of the Chairman and Corporate Operating Committee since 2000.

GEORGE P. KOOLURIS - Mr. Kooluris has been Senior Vice President, Corporate Development, Corporate Staff of the Company since 1994.

RICHARD J. LANE - From 1995 to 1997, Senior Vice President Marketing, US Pharmaceuticals, a division of the Company, in 1997, President, US Primary Care, a division of the Company, from 1997 to 1998, President, US Pharmaceuticals, a division of the Company, and from 1998 to 2000, President, US Medicines and Global Pharmaceutical Group, a division of the Company. Mr. Lane has been President, Worldwide Medicines Group, a division of the Company, and a member of the Office of the Chairman and Corporate Operating Committee since 2000.

SANDRA LEUNG - From 1994 to 1996, Senior Staff Attorney, Corporate Staff of the Company, from 1996 to 1997, Assistant Counsel, Corporate Staff of the Company, from 1997 to 1999, Associate Counsel, 1999, Counsel, Corporate Staff of the Company. Ms. Leung has been Secretary, Corporate Staff of the Company, and Head of the Office of Corporate Conduct since 1999.

JOHN L. McGOLDRICK - From 1995 to 1997, General Counsel and Senior Vice President, Corporate Staff of the Company and from 1997 to 1998, General Counsel and Senior Vice President, Law and Strategic Planning, Corporate Staff of the Company, and General Counsel and Senior Vice President, Corporate Staff of the Company and President, Medical Devices Group, a division of the Company, since 1998. Mr. McGoldrick has been Executive Vice President and General Counsel of the Company, President, Medical Devices Group, a division of the Company, and a member of the Office of the Chairman and Corporate Operating Committee since 2000.

_____________________________________________________________________________________________

MICHAEL F. MEE - From 1994 to 2000, Chief Financial Officer and Senior Vice President, Corporate Staff of the Company. Mr. Mee has been Executive Vice President and Chief Financial Officer, Corporate Staff of the Company and a member of the Office of the Chairman and Corporate Operating Committee since 2000.

PETER S. RINGROSE, Ph.D. - From 1994 to 1996, Senior Vice President, Worldwide Discovery and Medicinal Research Development, Europe of Pfizer Inc., a health care company. From 1997-2000, President, Bristol-Myers Squibb Pharmaceutical Research Institute, a division of the Company. Dr. Ringrose has been Chief Scientific Officer of the Company and a member of the Office of the Chairman and Corporate Operating Committee since 2000.

STEPHEN I. SADOVE - From 1994 to 1996, President, Worldwide Clairol, a division of the Company. Mr. Sadove has been President, Worldwide Beauty Care, a division of the Company, since 1996 and Senior Vice President, Corporate Staff of the Company since 1998. Mr. Sadove has been a member of the Office of the Chairman and Corporate Operating Committee since 2000.

FREDERICK S. SCHIFF - From 1990 to 1997, Controller and Vice President, Corporate Staff of the Company, from 1997 to 2000 Controller and Vice President, Financial Operations, Corporate Staff of the Company. Mr. Schiff has been Controller and Senior Vice President, Financial Operations, Corporate Staff of the Company since March 2000. Mr. Schiff has been a member of the Corporate Operating Committee since 2000.

JOHN L. SKULE - From 1993 to 1997, Vice President, Public Affairs, Corporate Staff of the Company. Mr. Skule has been Senior Vice President, Corporate and Environmental Affairs, Corporate Staff of the Company since 1998. Mr. Skule has been a member of the Corporate Operating Committee since 2000.

CHARLES G. THARP, Ph.D. Dr. Tharp has been Senior Vice President, Human Resources, Corporate Staff of the Company since 1993. Mr. Tharp has been a member of the Corporate Operating Committee since 2000.

In addition to the positions and offices heretofore listed, all of the foregoing executive corporate officers and other executive officers of the Company are directors and/or officers of one or more affiliates of the Company, with the exception of Mr. Skule and Dr. Tharp.

_____________________________________________________________________________________________

PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND

RELATED STOCKHOLDER MATTERS.

MARKET PRICES

Bristol-Myers Squibb common and preferred stocks are traded on the New York Stock Exchange and the Pacific Exchange, Inc. (symbol: BMY). A quarterly summary of the high and low market prices is presented below:

	2000		1999
	High	Low	High	Low
Common:

First Quarter	$68.50	$43.50	$66.19	$58.50
Second Quarter	66.50	49.50	70.44	57.44
Third Quarter	58.94	47.75	75.94	64.63
Fourth Quarter	73.94	55.50	77.00	60.13

Preferred:

The Company's preferred stock traded at a high of $962 and a low of $857 during the second quarter of 2000 and at a price of $1,000 in the first quarter of 1999. During the first, third and fourth quarters of 2000, and the second, third and fourth quarters of 1999, there were no trades of the Company's preferred stock.

HOLDERS OF COMMON STOCK

The approximate number of record holders of common stock at December 31, 2000 was 114,096.

The number of record holders is based upon the actual number of holders registered on the books of Bristol-Myers Squibb at such date and does not include holders of shares in "street names" or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

VOTING SECURITIES AND PRINCIPAL HOLDERS

At the close of business on March 5, 2001, there were 1,949,674,068 shares of $0.10 par value Common Stock and 9,702 shares of $2.00 Convertible Preferred Stock outstanding and entitled to vote.

The following table sets forth, as of February 1, 2001, beneficial ownership of shares of Common Stock of the company by each director, each of the named executive officers and all directors and officers as a group. None of these persons beneficially owns greater than 1% of the outstanding Common Shares nor any Preferred Shares. In addition, the table sets forth, as of the indicated dates, the beneficial ownership of shares of Common Stock of the company by each person known to be a beneficial holder of more than 5% of the outstanding class of Common Stock.

_____________________________________________________________________________________________

Unless otherwise noted, such shares are owned directly or indirectly with sole voting and investment power.

Name	Total Shares Owned (a)	Common Shares Acquirable In 60 Days(b)	Deferred Common Share Units(c)
R. E. Allen	89,908	29,625	54,415
L. B. Campbell	6,400	625	3,665
V. D. Coffman	9,522(d)	2,625	6,825
P. R. Dolan	490,547	299,625	0
E. V. Futter	35,788	25,625	6,387
L. V. Gerstner, Jr.	67,586	22,625	14,761(e)
L. H. Glimcher, M.D.	8,150	2,625	5,525
C. A. Heimbold, Jr.	4,723,451(f)	3,173,550	0
L. Johansson	5,665	625	3,040
R. J. Lane	374,967	294,625	0
J. L. McGoldrick	749,390	726,000	0
M. F. Mee	434,137(g)	113,500	0
J. D. Robinson III	52,691	25,625	6,866
L. W. Sullivan, MD	29,751(h)	21,625	7,674
K. E. Weg	1,791,113	1,672,934	0
All Directors and Officers as a Group	11,787,810(i)	8,408,548	109,158
FMR Corp.	120,731,785(j)	0	0
  includes direct and indirect ownership of shares, stock options that are currently exercisable, stock options that will become exercisable in 60 days and deferred common share units.
  includes stock options that are currently exercisable and stock options that will be exercisable within 60 days.
  amounts credited to directors' accounts in the 1987 Deferred Compensation Plan for Non-Employee Directors as deferred common share units which are valued according to the market value and stockholder return on equivalent shares of Common Stock.
  includes 72 shares held by a family living trust over which neither Dr. Coffman nor his wife exercise voting or investment power.
  includes 5,742 deferred common share units credited to Mr. Gerstner's account in the Squibb Corporation Deferred Plan for Fees of Outside Directors which are valued according to the market value and stockholder return on equivalent shares of Common Stock.
  includes 5,000 shares held by Mr. Heimbold's wife over which he exercises shared voting and investment power and also includes 78,438 shares owned by a family charitable foundation over which Mr. Heimbold exercises shared voting and investment power. Mr. Heimbold disclaims beneficial ownership of the shares owned by the family charitable foundation. __________________________________________________________________________________________

  includes 550 shares held by one of Mr. Mee's children over which he exercises shared voting and investment power.
  includes 452 shares owned jointly by Dr. Sullivan and his wife over which he exercises shared voting and investment power.
  Includes 24,428 shares and 300 stock options held by other executive officers' immediate family members over which the executive officers share voting and investment power.
  The source of this information is the Schedule 13G dated February 12, 2001 filed by FMR Corp. and certain other persons with the Securities and Exchange Commission reporting beneficial ownership as of December 31, 2000. Assuming that such persons continued to beneficially own the same number of shares at February 1, 2001, such beneficial ownership would represent approximately 6.2% of the outstanding class of Common Stock. The Schedule 13G reported that Edward C. Johnson, 3rd, Abigail P. Johnson, and certain other family members may be deemed to form a controlling group with respect to FMR Corp. and, therefore, Mr. Johnson and Ms. Johnson each also had beneficial ownership of 120,731,785 shares (which shares are the same shares as those beneficially owned by FMR Corp.) The Schedule 13G stated that Fidelity Management & Research Company, a wholly-owned subsidiary of FMR Corp. and a registered investment advisor, beneficially owned 110,721,446 shares at December 31, 2000 (representing approximately 5.7% of the outstanding class as of February 1, 2001; these shares are included in the shares reported as beneficially owned by FMR Corp.) The address of FMR Corp. and the named affiliates is 82 Devonshire Street, Boston, MA 02109

DIVIDENDS

Dividend payments per share in 2000 and 1999 were:

	Common		Preferred
	2000	1999	2000	1999
First Quarter	$ .245	$ .215	$ .50	$ .50
Second Quarter	.245	.215	.50	.50
Third Quarter	.245	.215	.50	.50
Fourth Quarter	.245	.215	.50	.50
	$ .98	$ .86	$2.00	$2.00

In December 2000, the Board of Directors of the Company declared a quarterly dividend of $.275 per share on the common stock of the Company, payable on February 1, 2001 to shareholders of record as of January 5, 2001. The 2001 indicated annual payment of $1.10 per share represents the twenty-ninth consecutive year that the Company has raised the dividend on its common stock.

_____________________________________________________________________________________________

Item 6. SELECTED FINANCIAL DATA.

FIVE-YEAR FINANCIAL SUMMARY

OPERATING RESULTS

(in millions, except per share amounts)

	2000	1999	1998	1997	1996

Net Sales	$18,216	$16,878	$15,061	$13,698	$12,268

Expenses:
Cost of products sold	4,759	4,542	3,896	3,548	3,134
Marketing, selling and administrative	3,860	3,789	3,685	3,425	3,220
Advertising and product promotion	1,672	1,549	1,518	1,582	1,355
Research and development	1,939	1,759	1,506	1,322	1,203
Other (*)	508	81	818	83	(67)

	12,738	11,720	11,423	9,960	8,845

Earnings from Continuing Operations Before Income Taxes (*)	5,478	5,158	3,638	3,738	3,423

Provision for income taxes	1,382	1,369	888	994	939

Earnings from Continuing Operations (*)	$4,096	$3,789	$2,750	$2,744	$2,484

Earnings per common share

Basic	$2.08	$1.91	$1.38	$1.38	$1.24

Diluted	$2.05	$1.87	$1.36	$1.34	$1.22

Dividends per common share	.98	.86	.78	.76	.75

(*) Includes a gain on sale of businesses of $160 million before taxes, $116 million after taxes, or $.06 per common share, basic and diluted, in 2000; and $201 million before taxes, $125 million after taxes, or $.06 per common share, basic and diluted, in 1998. Includes a special charge for prescription drug pricing litigation of $100 million before taxes, $62 million after taxes, or $.03 per common share, basic and diluted, in 1998. Includes a special charge for pending and future product liability claims of $700 million before taxes, $433 million after taxes, or $.22 per common share, basic, and $.21 per common share, diluted, in 1998. Includes a provision for restructuring of $508 million before taxes, $329 million after taxes, or $.17 per common share, basic and diluted, in 2000; $157 million before taxes, $98 million after taxes, or $.05 per common share, basic and diluted, in 1998; and $120 million before taxes, $74 million after taxes, or $.04 per common share, basic and diluted, in 1997.

______________________________________________________________________________________

SELECTED FINANCIAL DATA. (Con't.)

FIVE-YEAR FINANCIAL SUMMARY

FINANCIAL POSITION AT DECEMBER 31**

(in millions, except per share amounts)

	2000	1999	1998	1997	1996

Total assets	$17,578	$17,114	$16,272	$14,977	$14,685

Long-term debt	1,336	1,342	1,364	1,279	966

Average common shares outstanding - Basic	1,965	1,984	1,987	1,992	2,007

Average common shares outstanding - Diluted	1,997	2,027	2,031	2,042	2,035

Reference is made to Note 2 Discontinued Operations, Note 3 Acquisitions and Divestitures, Note 4 Restructuring and Note 17 Litigation, appearing in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K Annual Report.

** Financial position data relates to the Company's assets and liabilities, including discontinued operations.

_____________________________________________________________________________________________

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Summary

In September 2000, the Company announced the planned divestitures of the Zimmer and Clairol businesses. Accordingly, their results have been reported as discontinued operations and excluded from consolidated sales and expenses for all years. In February 2001, the Company announced its intention to separate the Zimmer business in a tax-free spin-off to shareholders. This transaction is expected to be completed by the end of the third quarter of 2001.

In 2000, Bristol-Myers Squibb reported $18.2 billion in annual global sales, an increase of 8% (11% excluding foreign exchange) over 1999. Domestic sales, representing 67% of worldwide sales, increased 14% to $12.1 billion, while international sales decreased 2% (a 5% increase excluding foreign exchange) to $6.1 billion. Sales growth resulted from an 8% increase due to volume, a 3% increase from changes in selling prices and a 3% decrease due to exchange rate fluctuations. Total Company sales including discontinued operations increased 5% (8% excluding foreign exchange) to $21.3 billion.

The Company's most important product lines made significant contributions to the Company's sales growth, many of which experienced double-digit growth on a worldwide basis. Three products, PRAVACHOL*, TAXOL* (paclitaxel) and GLUCOPHAGE, each exceeded $1.5 billion in annual sales, while five additional products exceeded $500 million in annual sales. Bristol-Myers Squibb had 54 product lines with more than $50 million in annual sales, including 31 with more than $100 million in annual sales.

Total Company earnings (continuing and discontinued operations) before income taxes increased 12% to $6.5 billion from $5.8 billion in 1999. Net earnings increased 13% to $4.7 billion; basic and diluted earnings per share increased 14% to $2.40 and 15% to $2.36, respectively. Earnings from continuing operations before income taxes, excluding restructuring charges and gain on sales of businesses, increased 13% to $5.8 billion in 2000. Net earnings, on this basis, increased 14% to $4.3 billion; basic and diluted earnings per share increased 15% to $2.19 and 16% to $2.16, respectively. Over the past five years, net earnings and diluted earnings per share from continuing operations, excluding gains from sales of businesses and restructuring and special charges, have increased at a compound annual growth rate of 14%. This growth rate enabled the Company to achieve its goal of doubling 1993 earnings and earnings per share by the end of 2000.

In 2000, consistent with the Company's mission to extend and enhance human life and to develop the highest quality products, the Company invested more than $1.9 billion in research and development, a 10% increase over the prior year. Research and development expenditure dedicated to pharmaceutical products increased 14% over 1999 with a compound annualized rate of 14% over the past five years. This significant investment has led to the discovery of innovative new products and the development of new indications for existing products leading, in 2000, to eight regulatory approvals and the filing of three dossiers in the US Notable approvals included GLUCOVANCE, a new oral combination drug, and GLUCOPHAGE XR Extended Release Tablets, a once-daily version of GLUCOPHAGE, both for diabetes; VANIQA*, a topical treatment for unwanted facial hair in women; and VIDEX* EC, a once-a-day, easier-to-digest, enteric-coated form of VIDEX* for HIV/AIDS.

Also in 2000, the Company announced a number of research alliances, collaborations and commercialization agreements with other companies, including a global agreement (excluding Japan) with Novartis AG to codevelop and copromote tegaserod, Novartis's new investigational drug treatment for irritable bowel syndrome; and a drug discovery alliance in the field of genomics with 3-Dimensional Pharmaceuticals, Inc., under which the Company will receive worldwide rights to compounds discovered or developed through the collaboration. This agreement is one of more than a dozen major genomics agreements the Company has entered into over the past three years.

_____________________________________________________________________________________________

Bristol-Myers Squibb's financial position remains strong. At December 31, 2000, the Company held almost $3.4 billion in cash, time deposits and marketable securities. Cash provided by operating activities reached $4.7 billion, the highest in the past 10 years. Returns to shareholders included dividend distributions of $1.9 billion and stock repurchases of $2.3 billion. Dividends per common share were $.98 in 2000, increasing from $.86 per share paid in 1999. In December 2000, the Company announced a dividend increase, the 29th consecutive year that dividends have increased. The 2001 indicated annual payment is $1.10 per common share, a 12% increase over 2000. As further evidence of its strong financial position, Bristol-Myers Squibb is one of only seven US industrial companies to receive a triple-A credit rating from both Moody's and Standard & Poor's.

Net Sales

Sales increased 8% in 2000 to $18.2 billion, compared with increases of 12% and 10% in 1999 and 1998, respectively. The consolidated sales growth in 2000 resulted from an 8% increase due to volume, a 3% increase due to changes in selling prices and a 3% decrease due to foreign exchange rate fluctuations. In 1999, the 12% increase in sales reflected an 11% increase due to volume, a 2% increase due to changes in selling prices and a 1% decrease due to foreign exchange rate fluctuations. In 1998, the 10% increase in sales reflected an 11% increase due to volume, a 2% increase due to changes in selling prices and a 3% decrease due to foreign exchange rate fluctuations. Domestic sales increased 14% in 2000 and 19% in 1999, while international sales decreased 2% in 2000 (a 5% increase excluding foreign exchange) and increased 2% in 1999 (5% excluding foreign exchange). In general, the business of the Company is not seasonal.

In 2000, worldwide pharmaceutical sales increased 11% with US pharmaceutical sales up 18% over the prior year. Key pharmaceutical product sales include:

Sales of PRAVACHOL*, a cholesterol-lowering agent and the Company's largest selling product, increased 7% to $1,817 million primarily as a result of an increase in retail prescriptions. Domestic sales increased 9% to $1,127 million, while international sales increased 3% (14% excluding foreign exchange) to $690 million.

GLUCOPHAGE sales increased 32% to $1,732 million. GLUCOPHAGE, the leading branded oral medication for treatment of non-insulin dependent (type 2) diabetes, had a market share of 33.4% in 2000, up from 31.3% in the prior year. The marketing exclusivity for GLUCOPHAGE expired in September 2000; however, no generic competition existed at the end of the year. During the year, the Company received FDA approval for

GLUCOVANCE, an important advance in diabetes treatment, and for GLUCOPHAGE XR Extended Release tablets, a once-daily version of GLUCOPHAGE. Sales of GLUCOVANCE and GLUCOPHAGE XR since their launches were $110 million and $50 million, respectively.

Sales of TAXOL*, the Company's leading anticancer agent, increased 7% to $1,592 million as the product continued to benefit from increased use in ovarian, breast and non-small cell lung cancer following standard chemotherapy. Generic paclitaxel became available in the US during the third quarter of 2000.

Sales of PLAVIX, an anti-platelet medication, increased 65% to $903 million. Results of the landmark CURE trial (Clopidogrel in Unstable Angina to Prevent Recurrent Ischemic Events), jointly sponsored by the company and Sanofi-Synthelabo, were announced in March 2001. In this international trial of more than 12,500 patients with acute coronary syndromes (unstable angina or non-Q wave myocardial infarction), PLAVIX was significantly superior to standard therapies, including aspirin, in reducing a cluster of clinical events: heart attack, stroke and cardiovascular death. Sales of AVAPRO, an angiotensin II receptor blocker for the treatment of hypertension, increased 49% to $381 million. AVAPRO and PLAVIX are cardiovascular products that were launched from the Bristol-Myers Squibb and Sanofi-Synthelabo joint venture.

_____________________________________________________________________________________________

Sales of BUSPAR*, the Company's novel antianxiety agent, increased 17% to $709 million. The US anxiolytic use patent expired in June 2000. The Food and Drug Administration (FDA) granted the company an additional six months exclusivity based on its performance of pediatric studies. In November 2000, the Company received a patent covering the anxiolytic use of a BUSPAR* metabolite, a compound produced in the body by the oral administration of BUSPAR* and buspirone itself. The patent was subsequently de-listed during the course of litigation brought by generic manufacturers. On March 28, 2001, three generic manufacturers received final approval from the FDA for their respective Abbreviated New Drug Applications (ANDAs) for buspirone. Each of these three ANDAs covers a separate dosage strength of buspirone. FDA approvals of additional ANDAs for buspirone (of any dosage strength) can occur at any time beginning in September 2001. The litigation is on-going.

Sales of SERZONE*, a novel antidepressant, increased 8% to $360 million.

Sales of PARAPLATIN*, which is used in combination therapy for the treatment of ovarian cancer, increased 15% to $690 million.

Sales of MEGACE* O/S, indicated for the treatment of anorexia and cachexia in patients with AIDS, increased 58% to $180 million. Sales of MAXIPIME*, a fourth-generation injectable cephalosporin antibiotic, increased 10% to $146 million.

Sales of TEQUIN*, a quinolone antibiotic launched in December 1999, were $131 million. In November 2000, TEQUIN* became the first quinolone antibiotic to be prescribed for more than one million patients in the US after just 10 months on the market.

Sales of DOVONEX*, an adult dermatological treatment, increased 20% from the prior year to $121 million. Sales of IFEX*, used in combination chemotherapy treatment, increased 23% to $108 million.

Sales of captopril, an ACE inhibitor sold primarily under the trademark CAPOTEN*, declined 26% to $356 million due to generic competition.

Sales from the Oncology Therapeutics Network, a specialty distributor of anticancer medicines and related products, were $1,080 million for the year, an increase of 21% over 1999.

Nonpharmaceutical sales included sales of BUFFERIN*, which increased 10% (5% excluding foreign exchange) to $161 million due to increased sales in Japan, while sales of EFFERALGAN*, an effervescent analgesic sold primarily in France, increased 4% (20% excluding foreign exchange) to $172 million.

Total infant formula sales decreased 2% to $1,212 million. Sales of ENFAMIL*, the Company's largest selling infant formula, remained at prior year levels of $732 million worldwide. Sales of ostomy products decreased 5% (a 1% increase excluding foreign exchange) to $428 million while sales of wound care products decreased 3% (a 3% increase excluding foreign exchange) to $232 million.

_____________________________________________________________________________________________

Earnings

In 2000, earnings from continuing operations before income taxes, excluding the nonrecurring items described below, increased 13% to $5,826 million from $5,158 million in 1999. Net earnings, on this basis, increased 14% to $4,309 million compared with $3,789 million in 1999. Basic earnings per share increased 15% to $2.19 from $1.91 in the prior year and diluted earnings per share increased 16% to $2.16 from $1.87. Net earnings margins increased to 23.7% in 2000 from 22.4% in 1999. In 1999, net earnings were $3,789 million, an 18% increase over 1998, excluding the nonrecurring items described below. On this basis, basic earnings per share and diluted earnings per share both increased 18% over 1998 and net earnings margins increased to 22.4% in 1999 from 21.4% in 1998.

The Company recorded certain nonrecurring items ("nonrecurring items") in 2000 to earnings of continuing operations, including the gain on sales of businesses (three pharmaceutical products - Estrace Cream, Ovcon 35 and Ovcon 50 as well as its Sea Breeze brand in Japan) of $160 million before taxes, $116 million after taxes or $.06 per diluted share; as well as restructuring charges of $508 million before taxes, $329 million after taxes or $.17 per diluted share, in connection with workforce reductions and asset write-downs related to the consolidation and closure of plants and facilities and other expenses. In 1998, the Company recorded certain nonrecurring items to earnings of continuing operations, including the gain on sales of businesses (Ban, A/S GEA and Hexachimie) of $201 million before taxes, $125 million after taxes or $.06 per diluted share; as well as restructuring charges of $157 million before taxes, $98 million after taxes or $.05 per diluted share in connection with asset write-downs and employee-related costs related to the consolidation and closure of plants and facilities. Also, in 1998, the Company recorded a special charge of $800 million before taxes, $495 million after taxes, or $.24 per diluted share, to augment the reserve for breast implant liability and for prescription drug pricing litigation, offset by expected insurance recoveries.

The effective income tax rate on earnings from continuing operations before income taxes was 25.2% in 2000, compared with 26.5% in 1999, and 24.4% in 1998. The effective income tax rate on earnings from continuing operations before income taxes, excluding the nonrecurring items, was 26.0% in 2000, compared with 26.5% in 1999, and 26.8% in 1998. The effective income tax rate has decreased since 1998 due to increased income in lower tax jurisdictions.

Total Company earnings (continuing and discontinued operations) before taxes increased 12% to $6,486 million from $5,767 million in 1999. Net earnings increased 13% to $4,711 million compared with $4,167 million in 1999. Basic earnings per share increased 14% to $2.40 from $2.10 in the prior year and diluted earnings per share increased 15% to $2.36 from $2.06. In 1999, net earnings were $4,167 million, an increase of 15% from $3,636 million in 1998, excluding the special charge. On this basis, basic earnings per share were $2.10 and diluted earnings per share were $2.06, both increasing 15% over 1998.

Expenses

Total costs and expenses, excluding the nonrecurring items, as a percentage of sales, improved over the past three years to 68.0% in 2000 compared with 69.4% in 1999, and 70.8% in 1998.

Cost of products sold, as a percentage of sales, improved to 26.1% in 2000 from 26.9% in 1999, principally due to manufacturing efficiencies. In 1999, cost of products sold as a percentage of sales increased to 26.9%, compared with 25.9% in 1998, principally due to sales growth of lower margin products from the Oncology Therapeutics Network.

_____________________________________________________________________________________________

Advertising and promotion expenses increased 8% over the prior year to $1,672 million in 2000, primarily as a result of a direct-to-consumer campaign for PRAVACHOL* and launch spending for GLUCOVANCE and TEQUIN*. In 1999, advertising and promotion expenses increased 2% from 1998 to $1,549 million. As a percentage of sales, advertising and promotion expenses remained at prior year levels of 9.2% and decreased from 10.1% in 1998, reflecting an improvement in the effectiveness of the advertising and promotion spending.

Marketing, selling and administrative expenses, as a percentage of sales, decreased to 21.2% in 2000 from 22.4% in 1999 and 24.5% in 1998. This decreasing trend is a result of slower rates of increase in marketing, sales force and general administrative expenses compared with revenue increases in the same period.

The Company's investment in research and development totaled $1,939 million in 2000, an increase of 10% over 1999, and to 10.6% in 2000, as a percentage of sales, compared with 10.4% in 1999 and 10.0% in 1998. This spending level reflects the Company's commitment to research over a broad range of therapeutic areas and to clinical development of new products. Over the past five years, research and development expenses have increased at a compound annual growth rate of 11%. In 2000, research and development spending dedicated to pharmaceutical products increased 14%, and was 13.0% of pharmaceutical sales compared with 12.6% and 12.4% in 1999 and 1998, respectively.

As described in the notes to the financial statements, in the first quarter of 2000, the Company completed the sale of three pharmaceutical products - Estrace Cream, Ovcon 35 and Ovcon 50 as well as its Sea Breeze brand in Japan. In 1999, the Company acquired CAL-C-TOSE*, a leading nutritional milk modifier product in Mexico. Also, in 1999, the Company completed the sale of Laboratori Guieu, SpA, an Italian-based gynecological, pediatric and dermatological products business. In 1998, the Company acquired Dong-A Biotech Co., Ltd., a marketer and distributor of pharmaceutical products in South Korea. Also, in 1998, the Company divested its Ban brand of anti-perspirants and deodorants; A/S GEA, a Denmark-based generic drug business; and Hexachimie, a specialty chemical manufacturer based in France.

Discontinued Operations

Clairol sales decreased 6% to $1,894 million. Domestic sales decreased 4% while international sales decreased 9% (8% excluding foreign exchange). In 1999, Clairol sales increased 4% to $2,020 million from $1,940 million in 1998.

Zimmer sales increased 9% to $1,053 million, led by an increase in sales of knee joint replacements of 10% to $416 million, of hip replacements of 14% to $329 million and of fracture management products of 15% to $145 million. In 1999, Zimmer sales increased 5% to $963 million from $919 million in 1998.

As described in the notes to the financial statements, in the third quarter of 2000, the Company completed the sale of Matrix Essentials, Inc. (Matrix), an affiliate of Clairol. Matrix sales for the first six months of 2000 were $168 million and were $361 million for the full year in 1999.

As described in Note 2 to the financial statements, in 2000 and 1998 the Company recorded restructuring charges to discontinued operations of $34 million and $44 million before taxes, respectively, primarily in connection with workforce reductions. In 2000, the Company recorded a pretax gain of $402 million ($240 million after taxes) on the sale of Matrix. The gain is included in the gain on disposal of discontinued operations.

As a result of the restructuring charges, net earnings from discontinued operations were $375 million in 2000 and $391 million in 1998. Net earnings from discontinued operations, excluding the restructuring charges, increased 5% to $397 million in 2000 and decreased 10% to $378 million in 1999.

_____________________________________________________________________________________________

Geographic Areas

Bristol-Myers Squibb products are available in virtually every country in the world; the Company's largest markets are the US, France, Japan, Germany and Canada.

Sales in the United States increased 14% in 2000. Products with strong growth in the region included GLUCOPHAGE, PLAVIX, BUSPAR*, PARAPLATIN* and AVAPRO. In 1999, sales in the United States increased 19%, primarily due to growth of GLUCOPHAGE, TAXOL*, ENFAMIL*, BUSPAR*, PLAVIX, PARAPLATIN* and AVAPRO.

Sales in Europe, Mid-East and Africa decreased 9% in 2000. Sales increased 3%, excluding foreign exchange, as a result of growth in France due to increased sales of PRAVACHOL* and EFFERALGAN*, partially offset by decreased sales of CAPOTEN* due to generic competition; in Italy due to increased sales of TAXOL* and AVAPRO; and in Spain due to increased sales of PRAVACHOL*, AVAPRO and PLAVIX. Excluding foreign exchange, sales in Germany were 2% below prior year levels due to increased emphasis on generics and governmental spending controls. In 1999, sales in Europe, Mideast and Africa increased 2% (4% excluding foreign exchange), due to sales growth of products including PRAVACHOL*, TAXOL*, PLAVIX and AVAPRO. These increases were partially offset by decreases in sales of ostomy supplies and of CAPOTEN* due to generic competition.

Sales in Other Western Hemisphere countries increased 3% (6% excluding foreign exchange) in 2000 primarily as a result of growth in Canada due to increased sales of PLAVIX, AVAPRO and ENFAMIL*, and in Mexico due to growth of ENFAMIL* and CAL-C-TOSE*. In 1999, sales in Other Western Hemisphere countries decreased 9% (a 3% increase excluding foreign exchange) primarily resulting from decreases in sales of CAPOTEN* and PRAVACHOL*, partially offset by growth in ENFAMIL*, AVAPRO and PLAVIX.

Sales in the Pacific region increased 12% in 2000 (11% excluding foreign exchange). Products with strong growth included BUFFERIN*, TAXOL* and PARAPLATIN* in Japan and nutritional products in the Philippines and Thailand. In 1999, Pacific region sales increased 18% (10% excluding foreign exchange) as a result of increases in BUFFERIN*, TAXOL* and PARAPLATIN*. The favorable effect from foreign exchange was experienced primarily in Japan.

Financial Instruments

Cash and cash equivalents, time deposits and marketable securities totaled almost $3.4 billion at December 31, 2000 compared with $3.0 billion and $2.5 billion at December 31, 1999 and 1998, respectively. Working capital continued to improve with $4.2 billion at December 31, 2000, compared with $3.7 billion and $3.0 billion at December 31, 1999 and 1998, respectively. Cash and cash equivalents, time deposits and marketable securities, in addition to the conversion of other working capital items are expected to fund near-term operations of the Company.

The Company is exposed to market risk due to changes in currency exchange rates. To reduce this risk, the Company enters into certain derivative financial instruments when available on a cost-effective basis to hedge its underlying economic exposure. These instruments also are managed on a consolidated basis to efficiently net exposures and thus take advantage of any natural offsets. Derivative financial instruments are not used for trading purposes. Gains and losses on hedging transactions are offset by gains and losses on the underlying exposures being hedged.

_____________________________________________________________________________________________

Foreign exchange option contracts and, to a lesser extent, forward contracts are used to hedge anticipated transactions. The Company's primary foreign currency exposures in relation to the US dollar are the euro, Mexican peso, Canadian dollar, Brazilian real and Japanese yen.

The table below summarizes the Company's outstanding foreign exchange option contracts as of December 31, 2000. The fair value of option contracts, which changes over time, is estimated by using the Black-Scholes model and is based on year-end currency rates. The fair value of option contracts should be viewed in relation to the fair value of the underlying hedged transactions and the overall reduction in exposure to adverse fluctuations in foreign currency exchange rates.

Dollars in Millions	Weighted Average Strike Price	Notional Amount	Carrying Value	Fair Value	Maturity
Option Contracts Purchased Right to Sell:
Euro	0.95	$842	$16	$31	2001
Mexican Peso	9.42	143	7	11	2001
Brazilian Real	1.78	119	5	17	2001
Australian Dollar	0.58	47	1	3	2001
Philippine Peso	44.56	37	2	5	2001
Canadian Dollar	1.49	23	-	-	2001
Chinese renminbi	8.28	21	1	-	2001
British Pound	1.56	20	-	1	2001
Other Currencies	Various	67	1	5	2001
Right to buy:
Japanese Yen	108.78	76	-	1	2001
TOTAL		$1,395	$33
$74

At December 31, 1999, the Company held right-to-sell option contracts with an aggregate notional amount, carrying value and fair value of $1,621 million, $28 million and $69 million, respectively. These contracts related primarily to option contracts with the right to sell euros, Mexican pesos and Canadian dollars. Other contracts at December 31, 1999 included right-to-buy option contracts, primarily to buy Japanese yen for US dollars. These contracts had an aggregate notional amount and fair value of $141 million and $20 million, respectively, and no carrying value.

The Company maintains cash and cash equivalents, time deposits and marketable securities with various financial institutions. These financial institutions are located primarily in the US and Europe. Company policy is designed to limit exposure to any one financial institution.

Recently Issued Accounting Standards

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement requires that companies recognize all derivatives as either assets or liabilities on the balance sheet and measure these instruments at fair value. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the effective date of FASB Statement No. 133. This statement deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which made minor amendments to SFAS No. 133. The Company adopted SFAS No. 133, as amended, on January 1, 2001. The adoption of this accounting requirement will not have a material effect on either the Company's consolidated financial statements or hedging programs.

_____________________________________________________________________________________________

Euro Conversion

On January 1, 1999, certain members of the European Union established fixed conversion rates between their existing currencies and the European Union's common currency, known as the euro. It is planned that by July 1, 2002 the participating countries will withdraw all currencies and use the euro exclusively.

The Company has committed resources to conduct assessments and to take corrective actions to ensure it is prepared for the introduction of the euro. The Company is actively addressing the many areas involved with the introduction of the euro, including information management, finance, legal and tax. This review includes the conversion of information technology, business and financial systems; evaluation of currency risk; and the effect on the Company's financial instruments, as well as the impact on the pricing and distribution of Company products.

The Company believes the effect of introduction of the euro, as well as any related cost of conversion, will not have a material impact on the results of operations, financial condition and cash flows.

Financial Position

Cash and cash equivalents, time deposits and marketable securities at December 31, 2000 were denominated primarily in US dollar instruments with near-term maturities. The average interest yield on cash and cash equivalents was 5.9% at December 31, 2000, while interest yields on time deposits and marketable securities averaged 5.7% at December 31, 2000.

Short-term borrowings and long-term debt at December 31, 2000 are denominated primarily in US dollars but also include Japanese yen long-term debt of $272 million. During the year the Company reduced short-term borrowings by $247 million primarily as a result of the paydown of the international commercial paper program.

Internally generated cash provided by operations was $4.7 billion in 2000, $4.2 billion in 1999 and $3.8 billion in 1998. Cash provided by operations continued to be the Company's primary source of funds to finance operating needs and expenditures for new plants and equipment. As part of the Company's ongoing commitment to improve plant efficiency and maintain superior research facilities, the Company has invested $2.1 billion in capital expansion over the past three years. Cash flow from operations also included product liability payments, net of insurance recoverable receipts of $73 million in 2000, $667 million in 1999 and $519 million in 1998.

Cash provided by operations also was used over the past three years to pay dividends of $5.2 billion, to finance $5.3 billion of the Company's share repurchase program and to fund business acquisitions, including the purchase of patents and trademarks, at a cost of $555 million. The Company's share repurchase program authorizes the Company to purchase common stock from time to time in the open market or through private transactions as market conditions permit.

_____________________________________________________________________________________________

During 2000, the Company purchased 40 million shares of common stock at a cost of $2.3 billion, bringing the total shares acquired since the program's inception to 340 million. In September 2000, the Company announced a $2 billion increase in the stock repurchase program authorization. During the past three years, the Company has repurchased 93 million shares at a cost of $5.3 billion.

Employment levels for continuing operations of 44,004 at December 2000 decreased from prior year levels of 45,955. Sales per employee improved to $414 thousand in 2000 from $367 thousand in 1999 and $324 thousand in 1998.

Return on Stockholders' Equity, excluding nonrecurring items, improved over the last three years and was 48.3% in 2000, 46.7% in 1999 and 43.5% in 1998.

Forward Looking Information

This Form 10-K Annual Report, and other written and oral statements that the Company makes from time to time, contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding, among other things, statements relating to goals, plans and projections with respect to the Company's financial position, results of operations, market position, product development and business strategy. These statements may be identified by the fact that they use words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. Such forward-looking statements are based on current expectations and involve inherent risks and uncertainties, including factors that could delay, divert or change any of them, and could cause actual outcomes and results to differ materially from current expectations. These factors include, among other things, market factors, competitive product development, governmental regulations and legislation, patent positions and litigation. Further details and a discussion of these and other risks and uncertainties, are included in Exhibit 99 to this Form 10-K Annual Report. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise.

_____________________________________________________________________________________________

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED STATEMENT OF EARNINGS

(in millions except per share amounts)

	Year Ended December 31,
EARNINGS	2000	1999	1998
Net Sales	$18,216	$16,878	$15,061
Expenses:
Cost of products sold	4,759	4,542	3,896
Marketing, selling and administrative	3,860	3,789	3,685
Advertising and product promotion	1,672	1,549	1,518
Research and development	1,939	1,759	1,506
Special charge	-	-	800
Provision for restructuring	508	-	157
Gain on sale of business	(160)	-	(201)
Other	160	81	62
	12,738	11,720	11,423
Earnings from Continuing Operations Before Income Taxes	5,478	5,158	3,638

Provision for income taxes	1,382	1,369	888
Earnings from Continuing Operations	4,096	3,789	2,750

Discontinued Operations
Net earnings	375	378	391
Net gain on disposal	240	-	-
	615	378	391
Net Earnings	$4,711	$4,167	$3,141
Earnings Per Common Share

Basic
Earnings from Continuing Operations	$2.08	$1.91	$1.38
Discontinued Operations
Net earnings
	.19	.19	.20
Net gain on disposal
	.13	-	-
	.32	19.20
Net Earnings	$2.40	$2.10	$1.58

Diluted
Earnings from Continuing Operations	$2.05	$1.87	$1.36
Discontinued Operations
Net earnings
	.19	.19	.19
Net gain on disposal
	.12	-	-
	.31	.19	.19
Net Earnings	$2.36	$2.06	$1.55
Average Common Shares Outstanding
Basic	1,965	1,984	1,987
Diluted	1,997	2,027	2,031

Dividends Per Common Share	$.98	$.86	$.78

The accompanying notes are an integral part of these financial statements.

_____________________________________________________________________________________________

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED STATEMENT OF

COMPREHENSIVE INCOME AND RETAINED EARNINGS

(in millions except per share amounts)

	Year Ended December 31,
	2000	1999	1998
COMPREHENSIVE INCOME
Net Earnings	$4,711	$4,167	$3,141
Other Comprehensive Income:
Foreign currency translation	(282)	(212)	(86)
Tax effect	(5)	18	(3)

Total Other Comprehensive Income	(287)	(194)	(89)

Comprehensive Income	$4,424	$3,973	$3,052

RETAINED EARNINGS
Retained Earnings, January 1	$15,000	$12,540	$10,950
Net earnings	4,711	4,167	3,141
	19,711	16,707	14,091
Less dividends	1,930	1,707	1,551
Retained Earnings, December 31	$17,781	$15,000	$12,540

The accompanying notes are an integral part of these financial statements.

_____________________________________________________________________________________________

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED BALANCE SHEET

ASSETS

(dollars in millions)

	December 31,
ASSETS	2000	1999	1998
Current Assets:
Cash and cash equivalents	$3,182	$2,720	$2,244
Time deposits and marketable securities	203	237	285
Receivables, net of allowances	3,662	3,272	3,190
Inventories	1,831	2,126	1,873
Prepaid expenses	946	912	1,190
Total Current Assets	9,824	9,267	8,782
Property, Plant and Equipment, net	4,548	4,621	4,429
Insurance Recoverable	262	468	523
Excess of cost over net tangible assets arising from business acquisitions	1,436	1,502	1,587
Other Assets	1,508	1,256	951
Total Assets	$17,578	$17,114	$16,272

The accompanying notes are an integral part of these financial statements.

_____________________________________________________________________________________________

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED BALANCE SHEET

LIABILITIES AND STOCKHOLDERS' EQUITY

(dollars in millions)

	December 31,
LIABILITIES	2000	1999	1998

Current Liabilities:
Short-term borrowings	$162	$432	$482
Accounts payable	1,702	1,657	1,380
Accrued expenses	2,881	2,367	2,302
Product liability	186	287	877
US and foreign income taxes payable	701	794	750
Total Current Liabilities	5,632	5,537	5,791

Other Liabilities	1,430	1,590	1,541
Long-Term Debt	1,336	1,342	1,364
Total Liabilities	8,398	8,469	8,696
STOCKHOLDERS' EQUITY

Preferred stock, $2 convertible series: Authorized 10 million shares; issued and outstanding 9,864 in 2000, 10,977 in 1999 and 11,684 in 1998, liquidation value of $50 per share	-	-	-
Common stock, par value of $.10 per share: Authorized 4.5 billion shares; issued 2,197,900,835 in 2000, 2,192,970,504 in 1999 and 2,188,316,808 in 1998	220	219	219
Capital in excess of par value of stock	2,002	1,533	1,075
Other Comprehensive Income	(1,103)	(816)	(622)
Retained earnings	17,781	15,000	12,540
	18,900	15,936	13,212
Less cost of treasury stock - 244,365,726 common shares in 2000, 212,164,851 in 1999 and 199,550,532 in 1998	9,720	7,291	5,636
Total Stockholders' Equity	9,180	8,645	7,576
Total Liabilities and Stockholders' Equity	$17,578	$17,114	$16,272

The accompanying notes are an integral part of these financial statements.

_____________________________________________________________________________________________

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS

(dollars in millions)

	Year Ended December 31,
	2000	1999	1998

Cash Flows From Operating Activities:
Net earnings	$4,711	$4,167	$3,141
Depreciation and amortization	746	678	625
Special Charge	-	-	800
Provision for restructuring/other	542	-	201
Gain on sale of businesses/product divestitures	(562)	-	(201)
Other operating items	10	(79)	(1)
Receivables	(494)	(176)	(253)
Inventories	75	(317)	(139)
Accounts payable and accrued expenses	256	258	284
Income taxes	(54)	477	34
Product liability	(173)	(726)	(715)
Insurance recoverable	100	59	196
Pension Contribution	(230)	-	-
Other assets and liabilities	(275)	(117)	(190)
Net Cash Provided by Operating Activities	4,652	4,224	3,782
Cash Flows From Investing Activities:
Proceeds from sales of time deposits and marketable securities	45	51	309
Purchases of time deposits and marketable securities	(10)	(4)	(256)
Additions to fixed assets	(589)	(709)	(788)
Proceeds from sale of businesses/product divestitures	848	134	417
Businesses acquisitions(including purchase of trademarks/patents)	(196)	(266)	(93)
Other, net	(82)	35	65
Net Cash Provided by (Used in) Investing Activities	16	(759)	(346)
Cash Flows From Financing Activities:
Short-term borrowings	(247)	(26)	(81)
Long-term debt	6	(54)	73
Issuances of common stock under stock plans	352	254	478
Purchases of treasury stock	(2,338)	(1,419)	(1,561)
Dividends paid	(1,930)	(1,707)	(1,551)
Net Cash Used in Financing Activities	(4,157)	(2,952)	(2,642)

Effect of Exchange Rates on Cash	(49)	(37)	(6)
Increase in Cash and Cash Equivalents	462	476	788
Cash and Cash Equivalents at Beginning of Period	2,720	2,244	1,456

Cash and Cash Equivalents at End of Period	$3,182	$2,720	$2,244

The accompanying notes are an integral part of these financial statements.

_____________________________________________________________________________________________

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions)

Note 1 ACCOUNTING POLICIES

Basis of Consolidation - The consolidated financial statements include the accounts of Bristol-Myers Squibb Company and all of its subsidiaries.

Cash and Cash Equivalents - Cash and cash equivalents primarily include securities with a maturity of three months or less at the time of purchase, recorded at cost, which approximates market value.

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

Product Liability - Accruals for product liability are recorded, on an undiscounted basis, when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on existing information. These accruals are adjusted periodically as assessment efforts progress or as additional information becomes available. Receivables for related insurance or other third-party recoveries for product liabilities are recorded, on an undiscounted basis, when it is probable that a recovery will be realized. Insurance recoverable recorded on the balance sheet has, in general, payment terms of two years or less.

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

Reclassifications - Certain reclassifications have been made to prior year amounts to conform with current year presentation.

_____________________________________________________________________________________________

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions)

Note 2 DISCONTINUED OPERATIONS

On September 28, 2000, the Company announced the planned divestitures of its Clairol and Zimmer businesses. The Company expects these businesses to be divested in 2001. Accordingly, the operations of Clairol (which includes its Matrix Essentials, Inc. "Matrix" affiliate) and Zimmer have been reflected as discontinued operations in the accompanying consolidated statement of earnings.

In 2000, the Company completed the sale of Matrix to Cosmair, Inc., a wholly owned US subsidiary of L'Oreal S.A., resulting in a pretax gain of $402 million ($240 million after taxes). This gain is included in gain on disposal of discontinued operations.

The net sales and earnings of discontinued operations are as follows:

	Year Ended December 31,
	2000	1999	1998

Net sales	$3,115	$3,344	$3,223

Earnings before income taxes	606	609	630
Income taxes	231	231	239
Net earnings from discontinued operations	$375	$378	$391

Earnings before income taxes for the years ended December 31, 2000 and 1998 include restructuring charges of $34 million and $44 million, respectively.

The consolidated balance sheet and consolidated statement of cash flows include the Clairol and Zimmer businesses. The net assets of discontinued operations expected to be disposed at December 31, 2000, 1999 and 1998 were as follows:

	December 31,
	2000	1999	1998
Current assets	$866	$1,141	$1,055
Property, Plant and Equipment, net	340	396	375
Noncurrent Assets	276	280	236
Less:
Liabilities (principally current)	558	622	466

Net assets of discontinued operations	$924	$1,195	$1,200

The Company uses a centralized approach to cash management and financing of its operations and, accordingly, the Company did not allocate debt to these businesses.

Cash flows from operating and investing activities of discontinued operations for the years ended December 31, 2000, 1999 and 1998 were $988 million (including $438 million of net proceeds from the sale of Matrix), $261 million and $289 million, respectively.

_____________________________________________________________________________________________

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions)

Note 3 ACQUISITIONS AND DIVESTITURES

In 2000, the company completed the sale of three pharmaceutical products - Estrace Cream, Ovcon 35 and Ovcon 50 as well as its Sea Breeze brand in Japan, resulting in a pretax gain of $160 million, recorded in continuing operations.

In June 1999, the company acquired CAL-C-TOSE*, a nutritional milk modifier. In September 1999, the company entered into a development and commercialization agreement for aripiprazole, a novel drug under study in phase III trials as a treatment for schizophrenia, with Otsuka Pharmaceutical Co., Ltd. In December 1999, the company completed the sale of Laboratori Guieu, a gynecological, pediatric and dermatological products business headquartered in Milan, Italy. The gain on the sale was not material.

In 1998, the company acquired Dong-A Biotech Co., Ltd., a marketer and distributor of pharmaceutical products in South Korea. In 1998, the company divested its Ban brand of antiperspirants and deodorants, A/S GEA, a Denmark-based generic drug business, and Hexachimie, a specialty chemical manufacturer based in France, resulting in a combined pretax gain of $201 million.

Note 4 RESTRUCTURING

During 2000, the Company recorded pretax charges of $508 million for continuing operations. These charges were primarily for restructuring activities related to workforce reductions, downsizing and streamlining of operations in certain international markets and the ConvaTec business, and the reorganization of the Company's Global Business Services. The $508 million of restructuring charges consisted of $298 million of employee termination benefits for approximately 5,200 employees, $136 million of asset write-downs related to the closure of manufacturing and research facilities and $74 million of other expenses. The $398 million liability originally recorded in accrued expenses was reduced to $247 million at December 31, 2000. The Company expects to substantially complete these restructuring activities by mid-2001.

In 1998, the Company recorded pretax charges of $157 million for continuing operations. These restructuring charges consisted primarily of asset write-downs and employee-related costs related to the consolidation and closure of plants and facilities.
_____________________________________________________________________________________________

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions)

Note 5 EARNINGS PER SHARE

The computations for basic earnings per common share and diluted earnings per common share are as follows:

	Year Ended December 31,

	2000	1999	1998

Net Earnings from Continuing Operations	$4,096	$3,789	$2,750
Discontinued Operations
Net Earnings	375	378	391
Net Gain on Disposal	240	-	-
	615	378	391
Net Earnings	$4,711	$4,167	$3,141

Basic:
Average Common Shares Outstanding	1,965	1,984	1,987

Earnings from Continuing Operations	$2.08	$1.91	$1.38
Discontinued Operations
Net Earnings	.19	.19	.20
Net Gain on Disposal	.13	-	-
	.32	.19	.20
Net Earnings
	$2.40	$2.10	$1.58
Diluted:

Average Common Shares Outstanding
	1,965	1,984	1,987
Incremental Shares Outstanding Assuming the Exercise of Dilutive Stock Options
	32	43	44
	1,997	2,027	2,031

Earnings from Continuing Operations
	$2.05	$1.87	$1.36
Discontinued Operations

Net Earnings
	.19	.19	.19
Net Gain on Disposal	.12	-	-
	.31	.19	.19
Net Earnings	$2.36	$2.06	$1.55

_____________________________________________________________________________________________

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions)

Note 6 OTHER INCOME AND EXPENSES

	Year Ended December 31,
	2000	1999	1998
Interest income	$157	$107	$87
Interest expense	(108)	(130)	(154)
Other - net	(209)	(58)	5
	$(160)	$(81)	$(62)

Cash payments for interest were $112 million, $119 million and $157 million in 2000, 1999 and 1998, respectively.

Note 7 PROVISION FOR INCOME TAXES

The components of earnings from continuing operations before income taxes were:

	December 31,
	2000	1999	1998
US	$2,570	$3,203	$2,191
Non-U.S.	2,908	1,955	1,447
	$5,478	$5,158	$3,638

The above amounts are categorized based on the location of the taxing authorities. In 2000, the Company continued to convert domestic Puerto Rico operations to non-U.S. operations.

The provision for income taxes attributable to continuing operations consisted of:

	Year Ended December 31,
	2000	1999	1998
Current:
US	$900	$602	$658
Non-U.S.	447	346	271
	1,347	948	929
Deferred:
US	44	369	(71)
Non-U.S.	(9)	52	30
	35	421	(41)
	$1,382	$1,369	$888

_____________________________________________________________________________________________

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions)

The Company's provision for income taxes in 2000, 1999 and 1998 was different from the amount computed by applying the statutory United States Federal income tax rate to earnings before income taxes, as a result of the following:

	% of Earnings
	Before Income Taxes
	2000	1999	1998
US statutory rate	35.0%	35.0%	35.0%
Effect of operations in Ireland and Puerto Rico	(12.2)	(8.1)	(7.8)
Special charge	-	-	(.7)
State and local taxes	1.2	.5	.4
Foreign/ Other	1.2	(.9)	(2.5)
	25.2%	26.5%	24.4%

Prepaid taxes at December 31, 2000, 1999 and 1998 were $537 million, $567 million and $809 million, respectively. The deferred income tax liability, included in Other Liabilities, at December 31, 2000, 1999 and 1998 was $425 million, $445 million and $277 million, respectively.

The components of prepaid and deferred income taxes consisted of:

	December 31,
	2000	1999	1998
Depreciation	$(285)	$(278)	$(278)
Postretirement and pension benefits	49	120	195
Product liability	(54)	(13)	248
Restructuring	142	25	55
Other	260	268	312
	$112	$122	$532

Income taxes paid during the year were $1,620 million, $805 million and $654 million in 2000, 1999 and 1998, respectively.

The Company has settled its United States Federal income tax returns with the Internal Revenue Service through 1991.

United States Federal income taxes have not been provided on substantially all of the unremitted earnings of non-U.S. subsidiaries, since it is management's practice and intent to reinvest such earnings in the operations of these subsidiaries. The total amount of the net unremitted earnings of non-U.S. Subsidiaries was approximately $6.0 billion at December 31, 2000.
_____________________________________________________________________________________________

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions)

Note 8 INVENTORIES

	December 31,
	2000	1999	1998
Finished goods	$890	$1,472	$1,209
Work in process	473	302	236
Raw and packaging materials	468	352	428
	$1,831	$2,126	$1,873

Inventories of discontinued operations constituted approximately 18% of total Company inventory for the year ended December 31, 2000 and 23% of total Company inventory for the years ended December 31, 1999 and 1998.

Note 9 PROPERTY, PLANT AND EQUIPMENT

	December 31,
	2000	1999	1998
Land	$167	$170	$176
Buildings	3,142	3,096	2,875
Machinery, equipment and fixtures	4,059	4,093	3,885
Construction in progress	558	482	572
	7,926	7,841	7,508
Less accumulated depreciation	3,378	3,220	3,079
	$4,548	$4,621	$4,429

Depreciation expense for the years ended December 31, 2000, 1999 and 1998 was $408 million, $384 million and $359 million, respectively.

Property, plant and equipment of discontinued operations constituted approximately 8% of total Company property, plant and equipment for the years ended December 31, 2000, 1999 and 1998.

Note 10 SHORT-TERM BORROWINGS AND LONG-TERM DEBT

Included in short-term borrowings were amounts due to banks, primarily foreign banks, of $152 million, $245 million and $272 million at December 31, 2000, 1999 and 1998, respectively, and current installments of long-term debt of $10 million at December 31, 2000 and 1999 and $43 million at December 31, 1998. Also included in short-term borrowings at December 31, 1999 and 1998, was $177 million and $167 million, respectively, of commercial paper outstanding. The average interest rate on short-term borrowings was 7.97% and on current installments of long-term debt was 6.38% at December 31, 2000.

During 2000, the Company renewed two credit facilities, aggregating $500 million, with a syndicate of lenders as support for its commercial paper program. The credit facilities consist of a $250 million, 364-day credit facility, which may be renewed annually with the consent of the lenders for an additional 364-day period and a $250 million, five-year credit facility, extendible at each anniversary date with the consent of the lenders. There were no borrowings outstanding under the credit facilities at December 31, 2000. In addition, the Company has unused short-term lines of credit with foreign banks of $337 million.

_____________________________________________________________________________________________

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions)

The components of long-term debt were:

	December 31,
	2000	1999	1998
6.80% Debentures, due in 2026	$345	$345	$345
7.15% Debentures, due in 2023	344	344	344
6.875% Debentures, due in 2097	296	296	296
Various Rate Yen Term Loans, due in 2003	69	71	71
2.14% Yen Notes, due in 2005	60	62	55
1.73% Yen Notes, due in 2003	60	62	54
3.51% Deutsche Mark Interest on Yen Principal Term Loan, due in 2005	55	57	50
5.75% Industrial Revenue Bonds, due in 2024	34	34	34
5.00% Yen Term Loan, paid in 1999	-	-	29
2.83% Yen Term Loan, due in 2002	28	28	25
Variable Rate Industrial Revenue Bonds, due in 2030	15	-	-
Capitalized Leases	19	22	29
Other, 4.50% to 7.9%,due in varying amounts through 2014	11	21	32
	$1,336	$1,342	$1,364

Note 11 STOCKHOLDERS' EQUITY

Changes in capital shares and capital in excess of par value of stock were:

	Shares of Common Stock		Capital in Excess of Par
	Issued	Treasury	Value of Stock
Balance, December 31, 1997	1,083,253,703	90,069,383	$544
Effect of two-for-one stock split	1,083,253,703	90,069,383	(108)
Issued pursuant to stock plans and options	16,931,302	(11,189,998)	700
Conversions of preferred stock	21,230	-	-
Purchases	-	30,601,764	-
Other	4,856,870	-	(61)
Balance, December 31, 1998	2,188,316,808	199,550,532	1,075
Issued pursuant to stock plans and options	4,641,700	(9,694,871)	458
Conversions of preferred stock	11,996	-	-
Purchases	-	22,309,190	-
Balance, December 31, 1999	2,192,970,504	212,164,851	1,533
Issued pursuant to stock plans and options	4,911,457	(8,197,329)	469
Conversions of preferred stock	18,874	-	-
Purchases	-	40,398,204	-
Balance, December 31, 2000	2,197,900,835	244,365,726	$2,002

_____________________________________________________________________________________________

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions)

Each share of the Company's preferred stock is convertible into 16.96 shares of common stock and is callable at the Company's option. The reductions in the number of issued shares of preferred stock in 2000, 1999 and 1998 were due to conversions into shares of common stock.

Dividends per common share were $.98 in 2000, $.86 in 1999 and $.78 in 1998.

Stock Compensation Plans

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

In addition, the 1997 Stock Incentive Plan provides for the granting of up to 20,000,000 shares of common stock to key employees, subject to restrictions as to continuous employment except in the case of death or normal retirement. Restrictions generally expire over a five-year period from date of grant. Compensation expense is recognized over the restricted period. At December 31, 2000, a total of 1,821,194 restricted shares were outstanding under the plan.

Under the TeamShare Stock Option Plan, all full-time employees, excluding key executives, meeting certain years of service requirements are granted options to purchase the Company's common stock at the market price on the date the options are granted. The Company has authorized 62,000,000 shares for issuance under the plan. As of December 31, 2000, a total of 28,455,134 shares have been exercised under the plan.

The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans other than for restricted stock and performance-based awards. Had compensation cost for the Company's other stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, the Company's net income and earnings per share would have been reduced by approximately $218 million, or $.11 per common share, basic and diluted, in 2000, $198 million, or $.10 per common share, basic and diluted, in 1999 and $136 million, or $.07 per common share, basic and diluted, in 1998. The fair value of the options granted during 2000, 1999 and 1998 was estimated as $17.17 per common share, $17.37 per common share and $11.80 per common share, respectively, on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

_____________________________________________________________________________________________

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions)

	2000	1999	1998
Dividend yield	1.5%	2.4%	3.1%
Volatility	24.5%	21.8%	18.2%
Risk-free interest rate	6.3%	5.5%	6.3%
Assumed forfeiture rate	3.0%	3.0%	3.0%
Expected life (years)	7	7	7

Stock option transactions were:

	Shares of Common Stock		Weighted Average Exercise Price of Shares Under Plan
	Available for Option	Under Plan
Balance, December 31, 1997	18,272,550	66,300,902	40.08
Effect of two-for-one stock split	18,272,550	66,300,902	-
Authorized	17,877,318	-	-
Granted	(35,498,350)	35,498,350	51.40
Exercised	-	(36,697,942)	16.30
Lapsed	2,382,746	(2,382,746)	34.27
Balance, December 31, 1998	21,306,814	129,019,466	29.47
Authorized	19,898,896	-	-
Granted	(24,221,950)	24,221,950	65.39
Exercised	-	(20,425,070)	20.41
Lapsed	3,552,037	(3,552,037)	42.51
Balance, December 31, 1999	20,535,797	129,264,309	37.27
Authorized	17,827,251	-	-
Granted	(20,851,475)	20,851,475	49.72
Exercised	-	(17,605,519)	25.26
Lapsed	3,665,969	(3,665,969)	58.12
Balance, December 31, 2000	21,177,542	128,844,296	$40.32

_____________________________________________________________________________________________

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions)

The following table summarizes information concerning currently outstanding and exercisable options:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$10 - $20	28,016,861	3.27	$15.54	28,016,861	$15.54
$20 - $30	18,124,623	5.44	24.05	18,124,623	24.05
$30 - $40	10,657,762	6.18	33.68	8,169,537	33.68
$40 - $50	18,976,088	8.77	45.14	1,146,224	41.46
$50 - $60	28,272,049	7.32	51.95	8,398,277	51.01
$60 - up	24,796,913	8.32	66.10	6,984,005	65.41
	128,844,296			70,839,527

At December 31, 2000, 209,405,290 shares of common stock were reserved for issuance pursuant to stock plans, options and conversions of preferred stock. Options related to discontinued operations and included in the above amounts are not material.

Note 12 FINANCIAL INSTRUMENTS

Foreign exchange option contracts and, to a lesser extent, forward contracts, are used to hedge anticipated foreign currency transactions, primarily intercompany inventory purchases expected to occur within the next year.

The Company has exposures to net foreign currency denominated assets and liabilities, which approximated $1,781 million, $2,179 million and $2,310 million at December 31, 2000, 1999 and 1998, respectively, primarily in Europe, Japan and Mexico. The Company mitigates the effect of these exposures through third-party borrowings. The exposures to net foreign currency denominated assets and liabilities related to discontinued operations and included in the above amounts are not material.

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

The notional amounts of the Company's foreign exchange option contracts at December 31, 2000, 1999 and 1998 were $1,395 million, $1,762 million and $1,307 million, respectively. The notional amounts of foreign exchange contracts related to discontinued operations and included in the above amounts are not material.

_____________________________________________________________________________________________

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions)

The Company does not anticipate any material adverse effect on its financial position resulting from its involvement in these instruments, nor does it anticipate nonperformance by any of its counterparties.

At December 31, 2000, 1999 and 1998, the carrying value of all financial instruments, both short- and long-term, approximated their fair values.

Note 13 LEASES

Minimum rental commitments under all noncancelable operating leases, primarily real estate, in effect at December 31, 2000 were:

Years Ending December 31,
2001	$102
2002	81
2003	61
2004	48
2005	42
Later years	141
Total minimum payments	475
Less total minimum sublease rentals	90
Net minimum rental commitments	$385

Minimum rental commitments and operating lease rental expense related to discontinued operations and included in the above amounts are not material. Operating lease rental expense (net of sublease rental income of $21 million in 2000, $24 million in 1999 and $27 million in 1998) was $85 million in 2000, $87 million in 1999 and $102 million in 1998.

_____________________________________________________________________________________________

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions)

Note 14 SEGMENT INFORMATION

The Company operates in one significant business segment - medicines. Operations of the Nutritional and ConvaTec businesses are not material and share many of the same economic and operating characteristics as the medicines business. Most of the pharmaceutical products are distributed through wholesalers. Two wholesalers accounted for approximately 13% and 12% of net sales from continuing operations in 2000.

Sales of selected products and product categories are as follows:

	Year Ended December 31,
	2000	1999	1998

PRAVACHOL*	$1,817	$1,704	$1,643
GLUCOPHAGE	1,732	1,317	862
TAXOL*	1,592	1,481	1,206
Oncology Therapeutics Network	1,080	894	657
PLAVIX	903	547	144
BUSPAR*	709	605	531
PARAPLATIN*	690	600	525
ZERIT*	618	605	551
Infant formulas	1,212	1,233	1,203
Ostomy	428	449	464

GEOGRAPHIC AREAS

	Net Sales
	2000	1999	1998
United States	$12,114	$10,631	$8,955
Europe, Mideast and Africa	3,414	3,738	3,665
Other Western Hemisphere	1,314	1,279	1,398
Pacific	1,374	1,230	1,043
Net sales	$18,216	$16,878	$15,061

	Year-End Assets
	2000	1999	1998
United States	$10,640	$9,708	$9,348
Europe, Mideast and Africa	4,453	4,942	4,620
Other Western Hemisphere	1,376	1,432	1,322
Pacific	1,109	1,032	982
Total Assets	$17,578	$17,114	$16,272

_____________________________________________________________________________________________

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions)

Note 15 RETIREMENT PLANS

The Company and certain of its subsidiaries have defined benefit pension plans and defined contribution plans for regular full-time employees. The principal pension plan is the Bristol-Myers Squibb Retirement Income Plan. The Company's funding policy is to contribute amounts to provide for current service and to fund past service liability. Plan benefits are primarily based on years of credited service and on the participants' compensation. Plan assets principally consist of equity and fixed income securities.

The Company's share of the components of total net pension expense and pension assets and obligation, related to continuing operations as well as any curtailment gain or loss, has not yet been determined, and therefore the following information relates to the Company's pension plan including discontinued operations. The amounts related to discontinued operations are estimated to represent approximately 10% of total pension obligations and assets of the Company's retirement plans.

Cost for the Company's defined benefit plans included the following components:

	Year Ended December 31,
	2000	1999	1998
Service cost - benefits earned during the year	$159	$161	$132
Interest cost on projected benefit obligation	235	217	207
Expected earnings on plan assets	(332)	(285)	(258)
Net amortization and deferral	3	4	(1)
Net pension expense	$65	$97	$80

The weighted average actuarial assumptions for the Company's pension plans were as follows:

	December 31,
	2000	1999	1998
Discount rate	7.8%	7.8%	7.0%
Compensation increase	4.8%	4.8%	4.3%
Long-term rate of return	10.0%	10.0%	10.0%

Changes in benefit obligation and plan assets were:

	December 31,
	2000	1999	1998
Benefit obligation at beginning of year	$3,137	$3,216	$2,928
Service cost - benefits earned during the year	159	161	132
Interest cost on projected benefit obligation	235	217	207
Actuarial (gains) and losses	22	(203)	160
Benefits paid	(259)	(254)	(211)
Benefit obligation at end of year	$3,294	$3,137	$3,216

_____________________________________________________________________________________________

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions)

	December 31,
	2000	1999	1998
Fair value of plan assets at beginning of year	$3,490	$3,137	$2,949
Actual earnings on plan assets	25	561	359
Employer contribution	267	46	40
Benefits paid	(259)	(254)	(211)
Fair value of plan assets at end of year	$3,523	$3,490	$3,137

Plan assets in excess of (less than) projected benefit obligation	$229	$353	$(79)
Unamortized net obligation (assets) at adoption	7	(2)	(33)
Unrecognized prior service cost	55	37	48
Unrecognized net (gains) and losses	(83)	(385)	87
Net amount recognized	$208	$3	$23

Amounts recognized in the consolidated balance sheet consist of:

Prepaid benefit cost	405	181	187
Accrued benefit liability	(214)	(190)	(190)
Other asset	17	12	26
Net amount recognized	$208	$3	$23

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $332 million, $254 million and $47 million, respectively, as of December 31, 2000, $319 million, $245 million and $56 million, respectively, as of December 31, 1999 and $288 million, $230 million and $40 million, respectively, as of December 31, 1998. This is primarily attributable to an unfunded benefit equalization plan.

The principal defined contribution plan is the Bristol-Myers Squibb Savings and Investment Program. The Company's contribution is based on employee contributions and the level of company match. Company contributions to the plan were $53 million in 2000, $49 million in 1999 and $45 million in 1998.
_____________________________________________________________________________________________

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions)

Note 16 POSTRETIREMENT BENEFIT PLANS OTHER THAN PENSIONS

The Company provides comprehensive medical and group life benefits to substantially all US retirees who elect to participate in the Company's comprehensive medical and group life plans. The medical plan is contributory. Contributions are adjusted periodically and vary by date of retirement and the original retiring company. The life insurance plan is noncontributory. Plan assets principally consist of equity securities and fixed income securities.

The Company's share of the components of total postretirement benefit expense and postretirement benefit assets and obligation, related to continuing operations as well as any curtailment gain or loss, has not yet been determined, and therefore the following information relates to the Company's postretirement benefit plans including discontinued operations.

Cost for the Company's postretirement benefit plans included the following components:

	Year Ended December 31,
	2000	1999	1998
Service cost - benefits earned during the year	$9	$10	$8
Interest cost on accumulated postretirement benefit obligation	39	36	35
Expected earnings on plan assets	(17)	(13)	(11)
Net amortization and deferral	(2)	1	(3)
Net postretirement benefit expense	$29	$34	$29

The weighted average actuarial assumptions for the Company's postretirement benefit plans were as follows:

	December 31,
	2000	1999	1998
Discount rate	7.8%	7.8%	7.0%
Long-term rate of return	10.0%	10.0%	10.0%

Changes in benefit obligation and plan assets were:

	Year Ended December 31,
	2000	1999	1998
Benefit obligation at beginning of year	$521	$507	$495
Service cost - benefits earned during the year	9	10	8
Interest cost on accumulated post-retirement benefit obligation	39	36	35
Plan participants' contributions	2	2	2
Plan amendments	-	(9)	(1)
Actuarial losses	21	16	6
Benefits paid	(44)	(41)	(38)
Benefit obligation at end of year	$548	$521	$507

_____________________________________________________________________________________________

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions)

	December 31,
	2000	1999	1998
Fair value of plan assets at beginning of year	$152	$128	$113
Actual earnings on plan assets	6	24	15
Employer contribution	63	39	36
Plan participants' contributions	2	2	2
Benefits paid	(44)	(41)	(38)
Fair value of plan assets at end of year	$179	$152	$128
Accumulated postretirement benefit obligation in excess of plan assets	$(369)	$(369)	$(379)
Unrecognized prior service cost	(5)	(6)	3
Unrecognized net earnings	(22)	(55)	(60)
Accrued postretirement benefit expense	$(396)	$(430)	$(436)

For measurement purposes, an annual rate of increase in the per capita cost of covered health care benefits of 9% for participants was assumed for 2001; the rate was assumed to decrease gradually to 5% in 2007 and to remain at that level thereafter.

A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage- Point Increase	1-Percentage- Point Decrease

Effect on the aggregate of the service and interest cost components of net postretirement benefit expense	$1	$(1)
Effect on the accumulated postretirement benefit obligation	$22	$(20)

Note 17 LITIGATION

Various lawsuits, claims and proceedings of a nature considered normal to its businesses are pending against the Company and certain of its subsidiaries. The most significant of these are described below.

Breast Implant

The Company, together with its subsidiary, Medical Engineering Corporation (MEC), and certain other companies, has been named as a defendant in a number of claims and lawsuits alleging damages for personal injuries of various types resulting from polyurethane-covered breast implants and smooth-walled breast implants formerly manufactured by MEC or a related company. Of the more than 90,000 claims or potential claims against the Company in direct lawsuits or through registration in the nationwide class action settlement approved by the Federal District Court in Birmingham, Alabama (the "Revised Settlement"), most have been dealt with through the Revised Settlement, other settlements, or trial. As of December 31, 2000, the Company's contingent liability in respect of breast implant claims was limited to residual unpaid Revised Settlement obligations and to roughly 850 remaining opt-outs who have pursued or may pursue their claims in court.
_____________________________________________________________________________________________

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions)

As of December 31, 2000, approximately 4,790 US and 310 foreign breast implant recipients were plaintiffs in lawsuits pending in federal and state courts in the United States and certain courts in Canada and Australia. These figures include the claims of plaintiffs that are in the process of being settled and/or dismissed. In these lawsuits, about 2,140 US and 68 foreign plaintiffs opted out of the Revised Settlement. The lawsuits of the 2,650 US plaintiffs who did not opt out are expected to be dismissed since these plaintiffs are among the estimated 74,000 women with MEC implants who chose to participate in the nationwide settlement. Of the 2,140 opt-out plaintiffs, an estimated 1,290 have claims based upon products that were not manufactured or sold by MEC or that have been or are in the process of being settled and/or dismissed. Accordingly, the number of remaining plaintiffs who have pursued or may pursue their claims in court against the Company is roughly 850, as stated in the preceding paragraph.

Under the terms of the Revised Settlement, additional opt-outs are expected to be minimal since the deadline for US class members to opt out has passed. In addition, the Company's remaining obligations under the Revised Settlement Program are limited because most payments to "Current Claimants" have already been made, no additional "Current Claims" may be filed without court approval, and because payments of claims to so-called "Other Registrants" and "Late Registrants" are limited by the terms of the Revised Settlement. Separate class action settlements have been approved in the provincial courts of Ontario and Quebec, and an agreement has been reached under which other foreign breast implant recipients may settle their claims. The Company believes it will be able to address remaining opt-out claims as well as expected remaining obligations under the Revised Settlement program within its reserves described below.

In the fourth quarter of 1993, the Company recorded a charge of $500 million before taxes ($310 million after taxes) in respect of breast implant cases. The charge consisted of $1.5 billion for potential liabilities and expenses, offset by $1.0 billion of expected insurance proceeds. In the fourth quarters of 1994 and 1995, the Company recorded additional special charges of $750 million before taxes ($488 million after taxes) and $950 million before taxes ($590 million after taxes), respectively, related to breast implant product liability claims. In the fourth quarter of 1998, the Company recorded an additional special charge to earnings in the amount of $800 million before taxes and increased its insurance receivable in the amount of $100 million, resulting in a net charge to earnings of $433 million after taxes in respect of breast implant product liability claims. During 2000, 1999 and 1998, cash payments, net of insurance receipts, of $68 million, $631 million and $551 million, respectively, were made related to the breast implant product liability claims. At December 31, 2000, $186 million was included in current liabilities for breast implant product liability claims.

TAXOL*

In 1997 and 1998, the Company filed several lawsuits alleging that a number of generic drug companies infringed its patents covering methods of administering paclitaxel when they filed Abbreviated New Drug Applications seeking regulatory approval to sell paclitaxel. These actions were consolidated for discovery in the US District Court for the District of New Jersey. The Company does not assert a monetary claim against any of the defendants, but seeks to prevent the defendants from marketing paclitaxel in a manner that violates the Company's patents.

The defendants have asserted that they do not infringe the Company's patents and that these patents are invalid and unenforceable. Some defendants also asserted counterclaims seeking damages for alleged antitrust and unfair competition violations. The Company believes its patents are valid and the counterclaims asserted are without merit.
_____________________________________________________________________________________________

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions)

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

In order to pursue an immediate appellate review of the District Court's invalidity findings, the Company voluntarily relinquished all rights in the remaining ovarian tumor-specific claims of its patents.

On April 7, 2000, the District Court granted the Company's request for an entry of judgment. The Company's appeal of the District Court's judgment is pending before the Federal Circuit Court of Appeals. If the Company is successful on appeal and the trial that would follow a successful appeal, the Company believes its remaining patent rights would apply to all tumor types.

In September 2000, one of the defendants received final approval from the US Food and Drug Administration for its Abbreviated New Drug Application for paclitaxel and is marketing the product. Two additional tentative approvals have been announced by the United States Food and Drug Administration. One has been issued to a company in the same corporate family as the defendant that received final approval. The other tentative approval was issued to an unrelated defendant.

It is not possible at this time to make a reasonable assessment of the outcome of the appeal and the remaining claims in these actions or to reasonably estimate the impact on TAXOL* sales or the amount of damages were the Company not to prevail.

VANLEV*

The Company, its Chairman of the Board and Chief Executive Officer, Charles A. Heimbold, Jr., and its Chief Scientific Officer and President - Pharmaceutical Research Institute, Peter S. Ringrose, Ph.D., are defendants in a number of purported class actions filed in the US District Court for the District of New Jersey in April, May and June alleging violations of federal securities laws and regulations. Plaintiffs claim that the defendants disseminated materially false and misleading statements and failed to disclose information concerning the safety and expected availability of its product Vanlev during the period November 8, 1999 through April 19, 2000. Plaintiffs seek compensatory damages and costs and expenses.

It is not possible at this time to make a reasonable assessment of the outcome of this matter or the amount of damages were the Company not to prevail.

While it is not possible to predict with certainty the outcome of these cases, it is the opinion of management that they will not have a material adverse effect on the Company's operating results or consolidated financial position.

_____________________________________________________________________________________________

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions)

Note 18 SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2000:
Net Sales	$4,451	$4,418	$4,563	$4,784	$18,216
Gross Profit	3,310	3,288	3,363	3,496	13,457
Net earnings from Continuing Operations *	1,129	1,005	893	1,069	4,096
Net earnings from Discontinued Operations **	92	86	343	94	615
Net earnings	1,221	1,091	1,236	1,163	4,711
Earnings Per Common Share
Basic
Earnings from Continuing Operations *	.57	.51	.45	.55	2.08
Discontinued Operations **	.05	.04	.18	.05	.32
Net Earnings	.62	.55	.63	.60	2.40
Diluted
Earnings from Continuing Operations *	.56	.50	.45	.54	2.05
Discontinued Operations **	.05	.04	.17	.05	.31
Net Earnings	.61	.54	.62	.59	2.36
1999:
Net Sales	$4,044	$4,054	$4,190	$4,590	$16,878
Gross Profit	2,983	2,948	3,035	3,370	12,336
Net earnings from Continuing Operations	975	865	988	961	3,789
Net earnings from Discontinued Operations	91	87	109	91	378
Net earnings	1,066	952	1,097	1,052	4,167
Earnings Per Common Share
Basic
Earnings from Continuing Operations	.49	.44	.50	.48	1.91
Discontinued Operations	.05	.04	.05	.05	.19
Net Earnings	.54	.48	.55	.53	2.10
Diluted
Earnings from Continuing Operations	.48	.43	.49	.47	1.87
Discontinued Operations	.05	.04	.05	.05	.19
Net Earnings	.53	.47	.54	.52	2.06

* In 2000, the first quarter results included a gain on the sale of a business of $120 million ($87 million after taxes) and a provision for restructuring of $102 million ($74 million after taxes). The second quarter results included a gain on the sale of businesses of $40 million ($29 million after taxes) and a provision for restructuring of $20 million ($15 million after taxes). The third quarter results included a provision for restructuring of $386 million ($240 million after taxes).

** In 2000, the first quarter results included a provision for restructuring of $18 million ($11 million after taxes). The third quarter results included a gain on the sale of businesses of $402 million ($240 million after taxes) and a provision for restructuring of $16 million ($11 million after taxes).
_____________________________________________________________________________________________

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors

and Stockholders of

Bristol-Myers Squibb Company

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 56 present fairly, in all material respects, the financial position of Bristol-Myers Squibb Company and its subsidiaries at December 31, 2000, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 56 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

PRICEWATERHOUSECOOPERS LLP

New York, New York

January 24, 2001
_____________________________________________________________________________________________

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

(a) Reference is made to the Proxy Statement for the Annual Meeting of Stockholders on May 1, 2001 with respect to the Directors of the Registrant which is incorporated herein by reference and made a part hereof in response to the information required by Item 10.

(b) The information required by Item 10 with respect to the Executive Officers of the Registrant has been included in Part IA of this Form 10-K Annual Report in reliance on General Instruction G of Form 10-K and Instruction 3 to Item 401(b) of Regulation SK

Item 11. EXECUTIVE COMPENSATION.

Reference is made to the Proxy Statement for the Annual Meeting of Stockholders on May 1, 2001 with respect to Executive Compensation which is incorporated herein by reference and made a part hereof in response to the information required by Item 11.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Reference is made to the Proxy Statement for the Annual Meeting of Stockholders on May 1, 2001 with respect to the security ownership of certain beneficial owners and management which is incorporated herein by reference and made a part hereof in response to information required by Item 12.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Reference is made to the Proxy Statement for the Annual Meeting of Stockholders on May 1, 2001 with respect to certain relationships and related transactions which is incorporated herein by reference and made a part hereof in response to the information required by Item 13.

_____________________________________________________________________________________________

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

Page Number
(a)
1. Financial Statements
29-33
Notes to Consolidated Financial Statements
34-53
Report of Independent Accountants
54

2. Financial Statement Schedules
	Schedule Number	Page Number
Valuation and qualifying accounts	II	S-1

All other schedules not included with this additional financial data are omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

3. Exhibit List

The Exhibits listed below are identified by numbers corresponding to the Exhibit Table of Item 601 of Regulation SK The Exhibits designated by two asterisks (**) are management contracts or compensatory plans or arrangements required to be filed pursuant to this Item 14. Unless otherwise indicated, all Exhibits are part of Commission File Number 1-1136.

3a. Restated Certificate of Incorporation of Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 4a to Registrant's Registration Statement on Form S-3, Registration Statement No. 33-33682, dated March 7, 1990, as amended through May 5, 1999 by Certificate of Amendment incorporated herein by reference to Exhibit 3a to Form 10-K for the fiscal year ended December 31,1999).

3b. Bylaws of Bristol-Myers Squibb Company, as amended through February 1, 2001, filed herewith.

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
_____________________________________________________________________________________________

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
_____________________________________________________________________________________________

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

**10l. Bristol-Myers Squibb Company 1987 Deferred Compensation Plan for Non-Employee Directors, as amended to January 13, 1998 (incorporated herein by reference to Exhibit 10l to the Form 10-K for the fiscal year ended December 31, 1997).

**10m.Bristol-Myers Squibb Company Non-Employee Directors' Stock Option Plan, as amended (as approved by the Stockholders on May 1, 1990, incorporated herein by reference to Exhibit 28 to Registration Statement No. 33-38587 on Form S-8; as amended May 7, 1991, incorporated herein by reference to Exhibit 19c to the Form 10-K for the fiscal year ended December 31, 1991), as amended January 12, 1999 (incorporated herein by reference to Exhibit 10m to the Form 10-K for the fiscal year ended December 31, 1998).
_____________________________________________________________________________________________

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

**10q. Form of Agreement, effective June 1, 1999, entered into between the Registrant and each of the following officers on the following dates: Peter R. Dolan, July 29, 1999; Donald J. Hayden, Jr., July 30, 1999; Richard J. Lane, August 6, 1999; John L. McGoldrick, August 10, 1999; Michael F. Mee, July 28, 1999; Peter S. Ringrose, Ph.D., August 5, 1999; Stephen I. Sadove, July 29, 1999; Frederick S. Schiff, July 29, 1999; John L. Skule, August 5, 1999; and Charles G. Tharp, Ph.D., July 28, 1999; (incorporated herein by reference to Exhibit 10q to the Form 10-Q for the quarterly period ended September 30, 1999).

**10r. Form of Agreement, effective February 1, 2001, entered into between the Registrant and Kenneth E. Weg, filed herewith.

21. Subsidiaries of the Registrant (filed herewith).

23. Consent of PricewaterhouseCoopers LLP (filed herewith).

99. Additional Exhibit (filed herewith).

(b) Reports on Form 8-K

A Form 8-K, as of January 24, 2001, was filed by the Company, including financial statements restated to present Clairol (which includes its Matrix Essentials, Inc. affiliate) and Zimmer as discontinued operations.

_____________________________________________________________________________________________

59

_____________________________________________________________________________________________

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRISTOL-MYERS SQUIBB COMPANY (Registrant)
By /s/ Charles A. Heimbold, Jr.
Charles A. Heimbold, Jr. Chairman of the Board and Chief Executive Officer

March 30, 2001
Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Charles A. Heimbold, Jr.	Chairman of the Board, Chief Executive Officer And Director (Principal Executive Officer)	March 30, 2001
(Charles A. Heimbold, Jr.)
/s/ Michael F. Mee	Chief Financial Officer and Executive Vice President Corporate Staff (Principal Financial Officer)	March 30, 2001
(Michael F. Mee)
/s/ Frederick S. Schiff	Controller and Senior Vice President, Financial Operations, Corporate Staff (Principal Accounting Officer)	March 30, 2001
(Frederick S. Schiff)

_____________________________________________________________________________________________

Signature	Title	Date

/s/ Robert E. Allen	Director	March 30, 2001
(Robert E. Allen)
/s/ Lewis B. Campbell	Director	March 30, 2001
(Lewis B. Campbell)
/s/ Vance D. Coffman	Director	March 30, 2001
(Vance D. Coffman)
/s/ Peter R. Dolan	President, Chief Executive Officer-Designate and Director	March 30, 2001
(Peter R. Dolan)
/s/ Ellen V. Futter	Director	March 30, 2001
(Ellen V. Futter)
/s/ Louis V. Gerstner, Jr.	Director	March 30, 2001
(Louis V. Gerstner, Jr.)
/s/ Laurie H. Glimcher, MD	Director	March 30, 2001
(Laurie H. Glimcher, MD)
/s/ Leif Johansson	Director	March 30, 2001
(Leif Johansson)
/s/ James D. Robinson III	Director	March 30, 2001
(James D. Robinson III)
/s/ Louis W. Sullivan, MD	Director	March 30, 2001
(Louis W. Sullivan, MD)

_____________________________________________________________________________________________

EXHIBIT INDEX

The Exhibits listed below are identified by numbers corresponding to the Exhibit Table of Item 601 of Regulation SK The Exhibits designed by two asterisks (**) are management contracts or compensatory plans or arrangements required to be filed pursuant to this Item 14. An asterisk (*) in the Page column indicates that the Exhibit has been previously filed with the Commission and is incorporated herein by reference. Unless otherwise indicated, all Exhibits are part of Commission File Number 1-1136.

Exhibit No.	Description	Page No.
3a.

Restated Certificate of Incorporation of Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 4a to Registration Statement No. 33-33682 on Form S-3, dated March 7, 1990, as amended through May 5, 1999 by Certificate of Amendment incorporated herein by reference to Exhibit 3a to Form 10-K for the fiscal year ended December 31,1999).

*
3b.	Bylaws of Bristol-Myers Squibb Company, as amended through February 1, 2001, filed herewith.	E-1-1
4a.	Letter of Agreement dated March 28, 1984 (incorporated herein by reference to Exhibit 4 to Form 10-K for the fiscal year ended December 31,1983).	*
4b.

Indenture, dated as of June 1, 1993, between Bristol-Myers Squibb Company and The Chase Manhattan Bank (National Association), as trustee (incorporated herein by reference to Exhibit 4.1 to the Form 8-K dated May 27, 1993, and filed on June 3, 1993).

*
4c.	Form of 7.15% Debenture Due 2023 of Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 4.2 to the Form 8-K dated May 27, 1993, and filed on June 3, 1993).	*
4d.	Form of 6.80% Debenture Due 2026 of Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 4e to the Form 10-K for the fiscal year ended December 31, 1996).	*
4e.	Form of 6.875% Debenture Due 2097 of Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 4f to the Form 10-Q for the quarterly period ended September 30, 1997).	*

_____________________________________________________________________________________________

Exhibit No.	Description	Page No.
4f.

Five Year Competitive Advance and Revolving Credit Facility Agreement dated as of March 17, 1998 among Bristol-Myers Squibb Company, the Borrowing Subsidiaries (as defined in the Agreement), the Lenders listed in Schedule 2.1 to the Agreement, The Chase Manhattan Bank as Administrative Agent and Citibank, N.A., as Administrative Agent.

*
4g.

364-Day Competitive Advance and Revolving Credit Facility Agreement dated as of March 17, 1998 among Bristol-Myers Squibb Company, the Borrowing Subsidiaries (as defined in the Agreement), the Lenders listed in Schedule 2.1 to the Agreement, The Chase Manhattan Bank as Administrative Agent and Citibank, N.A., as Administrative Agent.

*
** 10a.

Bristol-Myers Squibb Company 1997 Stock Incentive Plan, effective as of May 6, 1997 and as amended effective November 3, 1998 (incorporated herein by reference to Exhibit 10a to the Form 10-K for the fiscal year ended December 31, 1998).

*
** 10b	Bristol-Myers Squibb Company Executive Performance Incentive Plan (incorporated herein by reference to Exhibit 10b to the Form 10-K for the fiscal year ended December 31, 1996).	*
** 10c.

Bristol-Myers Squibb Company 1983 Stock Option Plan, as amended and restated as of January 1, 1997, as amended November 3, 1998 (incorporated herein by reference to Exhibit 10c to the Form 10-K for the fiscal year ended December 31, 1998).

*
** 10d.	Squibb Corporation 1982 Option, Restricted Stock and Performance Unit Plan, as amended (incorporated by reference to Exhibit 10b to the Form 10-K for the fiscal year ended December 31, 1993).	*
** 10e.

Squibb Corporation 1986 Option, Restricted Stock and Performance Unit Plan, as amended (as adopted, incorporated herein by reference to Exhibit 10k to the Squibb Corporation Form 10-K for the fiscal year ended December 31, 1988, File No. 1-5514, as amended July 1, 1993, incorporated herein by reference to Exhibit 10c to the Form 10-K for the fiscal year ended December 31, 1993).

*

_____________________________________________________________________________________________

Exhibit No.	Description	Page No.
** 10f.

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

*
** 10g.

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

*
** 10h

Benefit Equalization Plan of Bristol-Myers Squibb Company an its Subsidiary or Affiliated Corporation Participating in the Bristol-Myers Squibb Company Savings and Investment Program, as amended (as amended and restated as of May 1, 1990, incorporated herein by reference to Exhibit 19d to the Form 10-K for the fiscal year ended December 31, 1990; as amended as of January 1, 1991, incorporated herein by reference to Exhibit 19g to the Form 10-K for the fiscal year ended December 31, 1990; as amended as of January 1, 1991, incorporated herein by reference to Exhibit 19e to the Form 10-K for the fiscal year ended December 31, 1991; as amended as of October 1, 1994, incorporated herein by reference to Exhibit 10f of the Form 10-K for the fiscal year ended December 31, 1994).

*
** 10i

Squibb Corporation Supplementary Pension Plan, as amended (as previously amended and restated, incorporated herein by reference to Exhibit 19g to the Form 10-K for the fiscal year ended December 31, 1991; as amended on September 14, 1993, incorporated by reference to Exhibit 10g to the Form 10-K for the fiscal year ended December 31, 1993).

*
_____________________________________________________________________________________________ 64
Exhibit No.	Description	Page No.
** 10j.

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

*
** 10k.

Bristol-Myers Squibb Company Retirement Income Plan for Non-Employee Directors, as amended to March 5,1996 (incorporated herein by reference to Exhibit 10k to the Form 10-K for the fiscal year ended December 31, 1996).

*
** 10l.

Bristol-Myers Squibb Company 1987 Deferred Compensation Plan for Non-Employee Directors, as amended to January 13, 1998 (incorporated herein by reference to Exhibit 10l to the Form 10-K for the fiscal year ended December 31, 1997).

*
** 10m.

Bristol-Myers Squibb Company Non-Employee Directors' Stock Option Plan, as amended (as approved by the Stockholders on May 1, 1990, incorporated herein by reference to Exhibit 28 to Registration Statement No. 33-38587 on Form S-8; as amended May 7, 1991, incorporated herein by reference to Exhibit 19c to the Form 10-K for the fiscal year ended December 31, 1991; as amended January 12, 1999, incorporated herein by reference to Exhibit 10m to the Form 10-K for the fiscal year ended December 31, 1998; as amended May 2, 2000, incorporated herein by reference to Exhibit 10m to the Form 10-Q for the quarterly period ended March 31, 2000).

*
** 10n.

Squibb Corporation Deferral Plan for Fees of Outside Directors, as amended (as adopted, incorporated herein by reference to Exhibit 10e to the Squibb Corporation Form 10-K for the fiscal year ended December 31, 1987, File No. 1-5514; as amended effective December 31, 1991, incorporated herein by reference to Exhibit 10m to the Form 10-K for the fiscal year ended December 31, 1992).

*

_____________________________________________________________________________________________

Exhibit No.	Description	Page No.
** 10o.

Amendment to all of the Company's plans, agreements, legal documents and other writings, pursuant to action of the Board of Directors on October 3, 1989, to reflect the change of the Company's name to Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 10v to the Form 10-K for the fiscal year ended December 31, 1989).

*
** 10p.	Employment agreement of March 12, 1999 for Charles A. Heimbold, Jr. (incorporated herein by reference to Exhibit 10p to the Form 10-K for the fiscal year ended December 31, 1998).	*
** 10q.

Form of Agreement, effective June 1, 1999, entered into between the Registrant and each of the following officers on the following dates: Peter R. Dolan, July 29, 1999; Donald J. Hayden, Jr., July 30, 1999; Richard J. Lane, August 6, 1999; John L. McGoldrick, August 10, 1999; Michael F. Mee, July 28, 1999; Peter S. Ringrose, Ph.D., August 5, 1999; Stephen I. Sadove, July 29, 1999; Frederick S. Schiff, July 29, 1999; John L. Skule, August 5, 1999; and Charles G. Tharp, Ph.D., July 28, 1999. (incorporated herein by reference to Exhibit 10q to the Form 10-Q for the quarterly period ended September 30, 1999).

*
** 10r.	Form of Agreement, effective February 1, 2001, entered into between the Registrant and Kenneth E. Weg, filed herewith.	E-2-1
21.	Subsidiaries of the Registrant	E-3-1
23.	Consent of PricewaterhouseCoopers LLP.	E-4-1
99.	Additional Exhibit	E-5-1

_____________________________________________________________________________________________

SCHEDULE II

---------------------

BRISTOL-MYERS SQUIBB COMPANY

VALUATION AND QUALIFYING ACCOUNTS

(dollars in millions)

Description	Balance at beginning Of period	Additions charged to costs and expenses	Deductions - bad debts written off	Balance at End of period
Allowances for Discounts and Doubtful accounts:
For the year ended December 31, 2000	$168	$37	$34	$171
For the year ended December 31, 1999	$147	$65	$44	$168
For the year ended December 31, 1998	$109	$57	$19	$147

_____________________________________________________________________________________________

S-1