Form 10-Q
period 2001-03-31
BRISTOL MYERS SQUIBB CO
filed 2001-05-16
CIK 14272

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

Yes [ X ] No [ ]

At April 30, 2001, there were 1,943,469,546 shares outstanding of the Registrant's $.10 par value Common Stock.

BRISTOL-MYERS SQUIBB COMPANY
INDEX TO FORM 10-Q
March 31, 2001

PART I - Financial Information

Item 1.

Financial Statements (Unaudited):

Consolidated Balance Sheet - March 31, 2001 and December 31, 2000

Consolidated Statement of Earning and Comprehensive Income for the three months ended March 31, 2001 and 2000

Consolidated Statement of Cash Flows for the three months ended March 31, 2001 and 2000

Notes to Condensed Consolidated Financial Statements

Report of Independent Accountants

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings

Item 4.

Submission of Matters to a Vote of Security Holders

Item 6.

Exhibits and Reports on Form 8-K

Signatures

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED BALANCE SHEET - ASSETS
(Unaudited, dollars in millions)

	March 31,	December 31,
	2001	2000
Current Assets:
Cash and cash equivalents	$2,634	$3,182
Time deposits and marketable securities	302	203
Receivables, net of allowances	3,946	3,662

Finished goods	1,076	890
Work in process	461	473
Raw and packaging materials	401	468
Inventories	1,938	1,831

Prepaid expenses	931	946

Total Current Assets
	9,751	9,824

Property, Plant and Equipment	8,060	7,926
Less: Accumulated depreciation	3,460	3,378
	4,600	4,548

Insurance Recoverable	201	262
Excess of cost over net tangible assets arising from business acquisitions	1,420	1,436
Other Assets	1,692	1,508

Total Assets
	$17,664	$17,578

The accompanying notes are an integral part of these financial statements.

BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED BALANCE SHEET - LIABILITIES AND STOCKHOLDERS' EQUITY
(Unaudited, dollars in millions)

	March 31,	December 31,
	2001	2000
Current Liabilities:
Short-term borrowings
	$181	$162
Accounts payable
	1,608	1,702
Accrued expenses and other current liabilities
	2,862	3,067
U.S. and foreign income taxes payable
	847	701
Total Current Liabilities
	5,498	5,632
Other Liabilities	1,408	1,430
Long-Term Debt	1,316	1,336
Total Liabilities
	8,222	8,398
Stockholders' Equity:
Preferred stock, $2 convertible series:
Authorized 10 million shares; issued and outstanding 9,780 in 2001 and 9,864 in 2000, liquidation value of $50 per share
	-	-
Common stock, par value of $.10 per share:
Authorized 4.5 billion shares; issued 2,198,617,946 in 2001 and 2,197,900,835 in 2000
	220	220
Capital in excess of par value of stock
	2,138	2,002
Other comprehensive income
	(1,004)	(1,103)
Retained earnings
	18,580	17,781
	19,934	18,900
Less cost of treasury stock - 252,906,357 common shares in 2001 and 244,365,726 in 2000	10,492	9,720

Total Stockholders' Equity
	9,442	9,180

Total Liabilities and Stockholders' Equity	$17,664	$17,578

The accompanying notes are an integral part of these financial statements.

BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED STATEMENT OF EARNINGS
AND COMPREHENSIVE INCOME
(Unaudited, in millions except per share amounts)

	Three Months
	Ended March 31,
EARNINGS	2001	2000
Net Sales	$4,689	$4,451
Expenses:
Cost of products sold
	1,283	1,141
Marketing, selling, administrative and other
	834	944
Advertising and product promotion
	377	390
Research and development
	508	446
	3,002	2,921
Earnings from Continuing Operations Before Income Taxes	1,687	1,530
Provision for income taxes	444	401
Earnings from Continuing Operations	1,243	1,129
Discontinued Operations, net	93	92
Net Earnings	$1,336	$1,221

Earnings Per Common Share
Basic
Earnings from Continuing Operations
	$0.64	$0.57
Discontinued Operations
	0.05	0.05
Net Earnings
	$0.69	$0.62
Diluted
Earnings from Continuing Operations
	$0.63	$0.56
Discontinued Operations
	0.05	0.05
Net Earnings
	$0.68	$0.61
Average Common Shares Outstanding
Basic
	1,948	1,976
Diluted
	1,978	2,009
Dividends per Common Share
	$.275	$.245
COMPREHENSIVE INCOME
Net Earnings	$1,336	$1,221
Other Comprehensive Income
Foreign currency translation, net of taxes of $(19) in 2001 and $3 in 2000
	82	(54)
Deferred gains on derivatives qualifying as hedges, net of taxes of $13
	17	-
	99	(54)
Comprehensive Income
$1,435

$1,167

The accompanying notes are an integral part of these financial statements.

BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited, dollars in millions)

	Three Months
	Ended March 31,
	2001	2000
Cash Flows From Operating Activities:
Net earnings	$1,336	$1,221
Depreciation and Ammortization	185	187
Provision for Restructuring	-	120
Gain from product divestitures	(32)	(120)
Receivables	(251)	(114)
Inventories	(86)	47
Accounts payable and accrued expenses	(255)	(302)
Income taxes	219	64
Product Liability	(72)	(56)
Insurance recoverable	77	18
Pension contribution	(215)	(230)
Other assets and liabilities	(37)	(129)
Net Cash Provided by Operating Activities	869	706
Cash Flows From Investing Activities:
Proceeds from sales of time deposits and marketable securities	404	39
Purchases of time deposits and marketable securities	(512)	(13)
Additions to fixed assets	(175)	(91)
Proceeds from product divestitures	40	180
Purchases of Trademarks and Patents	(22)	(7)
Other, net	(45)	(3)
Net Cash (Used in) Provided by Investing Activities:	(310)	105
Cash Flow From Financing Activities
Short-term borrowings	17	(58)
Long-term debt	-	(1)
Issuances of common stock under stock plans	64	58
Purchases of treasury stock	(668)	(563)
Dividends paid	(537)	(485)
Net Cash Used in Financing Activities	(1,124)	(1,049)
Effect of Exchange Rates on Cash	17	(14)
Decrease in Cash and Cash Equivalents	(548)	(252)
Cash and Cash Equivalents at Begining of Period	3,182	2,720

Cash and Cash Equivalents at End of Period	$2,634	$2,468

The accompanying notes are an integral part of these financial statements.

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, dollars in millions except per share amounts)

Note 1: Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal adjustments) necessary for a fair presentation of the financial position of Bristol-Myers Squibb Company (the "Company") at March 31, 2001 and December 31, 2000, and the results of operations and cash flows for the three months ended March 31, 2001 and 2000. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company's 2000 Annual Report on Form 10-K. PricewaterhouseCoopers LLP, the Company's independent accountants, have performed a review of the unaudited consolidated financial statements included herein, and their review report thereon accompanies this filing.

Note 2: Discontinued Operations

In September 2000, the Company announced the planned divestitures of Clairol and Zimmer. Accordingly, the operations of Clairol (which includes its Matrix affiliate) and Zimmer have been reflected as discontinued operations in the accompanying condensed consolidated financial statements. In February 2001, the Company further announced its intention to separate the Zimmer business in a tax-free spin-off to shareholders. This transaction is expected to be completed by the end of the third quarter of 2001.

The net sales and earnings of discontinued operations are as follows:
	Three Months
	Ended March 31,
	2001	2000
Net sales	$747	$809
Earnings before income taxes	150	148
Income taxes	57	56
Net earnings from discontinued operations	$93	$92

The consolidated balance sheet and consolidated statement of cash flows include the Clairol and Zimmer businesses. The net assets of discontinued operations expected to be disposed at March 31, 2001 and December 31, 2000 were as follows:
	March 31,	December 31,
	2001	2000
Current assets	$917	$866
Property, Plant and Equipment, net	341	340
Noncurrent Assets	285	276
Less:
Liabilities (principally current)	616	558
Net assets of discontinued operations	$927	$924

Cash flows from operating and investing activities of discontinued operations for the three months ended March 31, 2001 and 2000 were $122 million and $173 million, respectively.

Note 3: Financial Instruments

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standard (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which requires that all derivative instruments be recognized as either assets or liabilities on the balance sheet and measured at fair value. The adoption of this accounting requirement did not have a material effect on the Company's consolidated financial statements.

The Company is exposed to market risk due to changes in currency exchange rates. As a result, the Company utilizes foreign exchange option and forward contracts to offset the effect of exchange rate fluctuations on anticipated foreign currency transactions, primarily intercompany inventory purchases expected to occur within the next year. For these derivatives, which qualify as hedges of future cash flows, the effective portion of changes in fair value is temporarily recorded in comprehensive income, then recognized in earnings when the hedged item affects earnings. Any ineffective portion of hedges is reported in earnings as it occurs. The fair value of derivative instruments, which is recorded in prepaid expenses, at March 31, 2001 was $58 million.

The Company recorded a transition adjustment as of January 1, 2001 of $26 million, net of taxes, in other comprehensive income to record the hedging instruments at their fair value. A reconciliation of current period changes, net of taxes, included in other comprehensive income follows:

Transition adjustment as of January 1, 2001, net	$26
Current period declines in fair value, net	(2)
Recognized in earnings, net	(7)
Balance at March 31, 2001	$17

Substantially all of the $17 million, net of taxes, gain on cash flow hedging deferred in other comprehensive income, is expected to be reclassified to earnings over the next year. The change in time value of options, excluded from the measure of effectiveness, reported in first quarter earnings, was not material.

Note 4: Earnings Per Share

Basic earnings per common share are computed using the weighted average number of shares outstanding during the year. Diluted earnings per common share are computed using the weighted average number of shares outstanding during the year, plus the incremental shares outstanding assuming the exercise of dilutive stock options.

The computations for basic earnings per common share and diluted earnings per common share are as follows:
	Three Months
	Ended March 31,
	2001	2000
Net Earnings from Continuing Operations	$1,243	$1,129
Discontinued Operations, net	93	92
Net Earnings	$1,336	$1,221
Basic:
Average Common Shares Outstanding	1,948	1,976

Earnings from Continuing Operations	$.64	$.57
Discontinued Operations, net	.05	.05
Net Earnings	$.69	$.62
Diluted:
Average Common Shares Outstanding	1,948	1,976
Incremental Shares Outstanding Assuming the Exercise of Dilutive Stock Options	30	33
	1,978	2,009
Earnings from Continuing Operations	$.63	$.56
Discontinued Operations, net	.05	.05
Net Earnings	$.68	$.61

Note 5: Divestitures and Restructuring

During the first quarter of 2001, the Company completed the sale of its Apothecon commodity business, resulting in a pretax gain of $32 million. During the first quarter of 2000, the Company completed the sale of three pharmaceutical products - Estrace Cream, Ovcon 35 and Ovcon 50 resulting in a pretax gain of $120 million. The Company also recorded a pretax charge of $102 million in marketing, selling, administrative and other for restructuring activities.

The reserve balance, for all restructuring activities taken in the first three quarters of 2000, was reduced to $203 million at March 31, 2001 from $247 million at December 31, 2000. Restructuring activities include workforce reductions and the downsizing and streamlining of operations. These restructuring activities are expected to be substantially complete by mid-2001.

Note 6: Pension Contribution

In January 2001, the Company made a contribution of $215 million to fund its U.S. Retirement Income Plan.

Report of Independent Accountants

To the Board of Directors
and Stockholders of
Bristol-Myers Squibb Company

We have reviewed the accompanying consolidated balance sheet of Bristol-Myers Squibb Company and its subsidiaries as of March 31, 2001, and the related consolidated statements of earnings and comprehensive income and of cash flows for the three-month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2000, and the related consolidated statements of earnings, comprehensive income and retained earnings and of cash flows for the year then ended (not presented herein), and in our report dated January 24, 2001 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2000, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.
PricewaterhouseCoopers LLP
New York, New York
April 25, 2001

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

First Quarter Results of Operations

Sales for the first quarter of 2001 increased 5% (8% excluding foreign exchange) over the prior year to $4,689 million. The consolidated sales growth resulted from a 5% increase due to volume, a 3% increase due to changes in selling prices and a 3% decrease due to foreign exchange rate fluctuations. U.S. sales increased 10% and international sales decreased 3% (a 5% increase excluding foreign exchange).

Worldwide pharmaceutical sales increased 8% (10% excluding foreign exchange). U.S. pharmaceutical sales increased 13% and international pharmaceutical sales decreased 4% (a 4% increase excluding foreign exchange).

GLUCOPHAGE (metformin), is the leading branded oral medication for treatment of non-insulin dependent (type 2) diabetes. The entire GLUCOPHAGE franchise continued its strong growth rate, with sales increasing 31% to $557 million. GLUCOPHAGE sales increased 22% to $519 million while GLUCOVANCE, launched in August 2000, and GLUCOPHAGE XR, launched in October 2000, had sales of $24 million and $14 million, respectively. Since their launch, GLUCOVANCE sales have been $134 million and GLUCOPHAGE XR sales have been $64 million.

Worldwide sales of PRAVACHOL*, a cholesterol-lowering agent, increased 10% to $507 million for the quarter.

Sales of TAXOL* (paclitaxel), the Company's leading anti-cancer agent, decreased 14% to $330 million. Domestic sales decreased 28% to $179 million, due to generic competition while international sales increased 9% (20% excluding foreign exchange) to $151 million, led by strong sales growth in Japan and France.

Sales of PLAVIX, a platelet aggregation inhibitor for the reduction of stroke, heart attack and vascular death in atherosclerotic patients with recent stroke, recent heart attack or peripheral arterial disease, increased 48% to $298 million for the quarter. In March 2001, the results of the CURE trial (Clopidogrel in Unstable Angina to Prevent Recurrent Ischemic Events) demonstrated that PLAVIX dramatically reduces the risk of heart attack, stroke and cardiovascular death by 20% in patients with acute coronary syndrome. The company anticipates the filing of a supplemental application with the FDA for a new indication based upon this study. Sales of AVAPRO, an angiotensin II receptor blocker for the treatment of hypertension, increased 28% to $111 million. AVAPRO and PLAVIX are cardiovascular products that were launched from the Bristol-Myers Squibb and Sanofi-Synthelabo joint venture.

Sales of BUSPAR*, an anti-anxiety agent, increased 25% to $203 million. The U.S. anxiolytic use patent expired in June 2000. The Food and Drug Administration (FDA) granted the company an additional six months exclusivity based on its performance of pediatric studies. In November 2000,

* Indicates brand names of products which are trademarks owned by the Company.

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

Sales of SERZONE*, a novel anti-depressant, increased 10% to $96 million.

Sales of the anti-cancer agent PARAPLATIN* increased 21% to $193 million as the product continues to benefit from its use in combination with other chemotherapy agents.

Sales of TEQUIN*, a quinolone antibiotic, were $69 million compared with $15 million in the same period of 2000.

Sales of VIDEX*, an anti-retroviral agent, increased 33% to $60 million due to increased sales of VIDEX EC* enteric-coated beadlets launched in 2000.

Sales of Oncology Therapeutics Network (OTN), a specialty distributor of anti-cancer medicines and related products, were $322 million, an increase of 32% over the prior year.

ENFAMIL*, the Company's largest-selling infant formula, recorded sales of $212 million, an increase of 4% from the prior year.

Sales of ostomy products increased 6% (12% excluding foreign exchange) to $104 million while sales of modern wound care products increased 5% (11% excluding foreign exchange) to $60 million.

Operating Expenses

Total expenses for the quarter ended March 31, 2001, as a percentage of sales, improved to 64.0% from 65.6% in 2000 primarily due to containment of operating expenses.

Cost of products sold, as a percentage of sales, increased to 27.4% from 25.6% in 2000 due to increased sales of lower margin products from OTN and from a change in product mix, primarily a decline in TAXOL* sales. Marketing, selling, administrative and other expenses, as a percentage of sales, declined to 17.8% in the first quarter of 2001 from 21.2% in 2000 as a result of foreign exchange, cost efficiencies and cost effectiveness. Expenditures for advertising and promotion in support of new and existing products declined 3% to $377 million from $390 million in 2000. Research and development expenditures increased 14% to $508 million from $446 million in 2000 as the Company increased its investment in late stage compounds. Pharmaceutical research and development spending increased 17% over the prior year, and as a percentage of pharmaceutical sales, was 13.3% in the first quarter of 2001 and 12.3% in the first quarter of 2000.

Earnings

Earnings before income taxes increased 10% to $1,687 million compared with $1,530 million in 2000. Net earnings increased 10% to $1,243 million compared with $1,129 million in 2000. Basic earnings per share increased 12% to $.64 from $.57 in 2000 and diluted earnings per share increased 13% to $.63 from $.56 in 2000.

The effective income tax rate on earnings before income taxes was 26.3% compared with 26.2% in 2000.

Discontinued Operations

Clairol sales increased 3% (5% excluding foreign exchange) to $461 million. Domestic sales increased 3% while international sales increased 3% (8% excluding foreign exchange).

Zimmer sales increased 10% (13% excluding foreign exchange) to $286 million. Domestic sales increased 16% while international sales increased 1% (10% excluding foreign exchange). Sales of knee joint replacements increased 12% to $114 million, hip replacements increased 15% to $92 million and fracture management sales rose 8% to $40 million.

In the second and third quarters of 2000, the Company sold its Seabreeze brand in Japan and Matrix Essentials, Inc. subsidiary, respectively. Sales and earnings before taxes from these divested businesses/products, included in the first three months of 2000, were $102 million and $13 million, respectively.

In 2001, earnings before income taxes include $6 million in costs related to the spin-off of Zimmer and in 2000 include an $18 million restructuring charge.

Net earnings from discontinued operations were $93 million compared with $92 million for the first quarter of 2000.

Financial Position

The balance sheet at March 31, 2001 and the statement of cash flows for the three months then ended reflect the Company's strong financial position. The Company continues to maintain a high level of working capital, $4.3 billion at March 31, 2001, increasing from $4.2 billion at December 31, 2000. Net assets of discontinued operations of $927 million are included in the balance sheet at March 31, 2001.

Short-Term borrowings were $181 million compared with $162 million at December 31, 2000.

Long-Term Debt decreased to $1,316 million from $1,336 million at December 31, 2000.

Internally generated funds continue to be the Company's primary source for financing expenditures for new plant and equipment. Net Cash Provided by Operating Activities increased to $869 million in 2001 from $706 million in 2000. As a result of the Company's investment in manufacturing and research facilities, additions to fixed assets for the three months ended March 31, 2001 increased to $175 million from $91 million during the same period of 2000.

Cash flows from operating and investing activities of Discontinued Operations for the three months ended March 31, 2001 were $122 million.

During the three months ended March 31, 2001, the Company purchased 11 million shares of its common stock at a cost of $668 million.

Forward-Looking Information

This Form 10-Q Quarterly Report, and other written and oral statements that the Company makes from time to time, contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding, among other things, statements relating to goals, plans and projections with respect to the Company's financial position, results of operations, market position, product development and business strategy. These statements may be identified by the fact that they use words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. Such forward-looking statements are based on current expectations and involve inherent risks and uncertainties, including factors that could delay, divert or change any of them, and could cause actual outcomes and results to differ materially from current expectations. These factors include, among other things, market factors, competitive product development, governmental regulations and legislation, patent positions and litigation. Certain factors that may affect the Company's operations and prospects are discussed in Exhibit 99 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Various lawsuits, claims and proceedings of a nature considered ordinary and routine to its business are pending against the Company and certain of its subsidiaries. The most significant of these are reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and material developments in such matters are described below.

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

In order to pursue an immediate appellate review of the District Court's invalidity findings, the Company voluntarily relinquished all rights in the remaining ovarian tumor specific claims of its patents. On April 7, 2000, the District Court granted the Company's request for an entry of judgment. On April 20, 2001, the United States Court of Appeals for the Federal Circuit affirmed the District Court's summary judgment of invalidity of all but two claims of the patents at issue. Those two claims relate to the low dose, three-hour administration of paclitaxel in which the patient is premedicated before the administration of paclitaxel. The appellate court remanded those two claims to the District Court for further proceedings. The Company has filed a combined petition for rehearing and rehearing en banc with the Federal Circuit.

In September 2000, one of the defendants received final approval from the United States Food and Drug Administration for its Abbreviated New Drug Application for paclitaxel and is marketing the product. Additional tentative approvals have since been announced by the United States Food and Drug Administration.

It is not possible at this time to make a reasonable assessment of the outcome of the appeal and the remaining claims in these actions nor to reasonably estimate the impact on TAXOL* sales or the amount of damages were the company not to prevail.

Item 4. Submission of Matters to a Vote of Security Holders

The following matters were voted upon at the Annual Meeting of Stockholders held on May 1, 2001, and received the votes set forth below:

All of the following persons nominated were elected to serve as directors and received the number of votes set opposite their respective names:

	For	Withheld
Louis V. Gerstner, Jr.	1,398,068,025	253,974,856
Charles A. Heimbold Jr.	1,397,258,037	254,784,844
Leif Johansson	1,398,208,414	253,834,467

The appointment of PricewaterhouseCoopers LLP was ratified by a vote of 1,596,391,478 shares in favor of the appointment, with 47,488,986 shares voting against, 8,162,417 shares abstaining and there were no broker non-votes.

The stockholder-proposed resolution to recommend that the Board of Directors take the necessary steps to reinstate the annual election of directors received a vote of 755,243,432 shares in favor, with 587,816,735 shares voting against, 19,989,371 shares abstaining and 288,993,343 broker non-votes.

The stockholder-proposed resolution requesting the Board of Directors adopt a policy of pharmaceutical price restraint received a vote of 99,215,471 shares in favor, with 1,220,880,018 shares voting against, 42,954,049 shares abstaining and 288,993,343 broker non-votes.

Item 6. Exhibits and Reports on Form 8-K

a) Exhibits (listed by number corresponding to the Exhibit Table of Item 601 in Regulation S-K).

Exhibit Number and Description		Page
3b.	Bylaws of Bristol-Myers Squibb Company, as amended through May 1, 2001	E-1-1
15.	Independent Accountants' Awareness Letter.	E-15-1

b) Reports on Form 8-K.

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

BRISTOL-MYERS SQUIBB COMPANY
(Registrant)

Date: May 15, 2001	By: /s/ Frederick S. Schiff
Frederick S. Schiff
Senior Vice President and Chief
Financial Officer

Date: May 15, 2001	By: /s/ Harrison M. Bains, Jr.
Harrison M. Bains, Jr.
Vice President and Treasurer