Form 10-Q
period 2001-06-30
BRISTOL MYERS SQUIBB CO
filed 2001-08-14
CIK 14272

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

YES |X|  NO |_|

At July 31, 2001, there were 1,937,057,618 shares outstanding of the Registrant's $.10 par value Common Stock.

                          BRISTOL-MYERS SQUIBB COMPANY

                               INDEX TO FORM 10-Q

                                 JUNE 30, 2001

PART I - FINANCIAL INFORMATION:                                           PAGE

ITEM 1.

   Financial Statements (Unaudited):

     Consolidated Balance Sheet - June 30, 2001 and December 31, 2000      2 - 3

     Consolidated Statement of Earnings and Comprehensive Income for
        the three and six months ended June 30, 2001 and 2000                  4

     Consolidated Statement of Cash Flows for the six months ended
        June 30, 2001 and 2000                                                 5

     Notes to Condensed Consolidated Financial Statements                  6 - 9

   Report of Independent Accountants                                          10

ITEM 2.
   Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                            11 - 16

PART II - OTHER INFORMATION

ITEM 1.
   Legal Proceedings                                                     17 - 18

ITEM 6.
   Exhibits and Reports on Form 8-K                                           19

SIGNATURES                                                                    20

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          BRISTOL-MYERS SQUIBB COMPANY
                      CONSOLIDATED BALANCE SHEET - ASSETS
                        (Unaudited, dollars in millions)

                                                     June 30,       December 31,
                                                       2001            2000
                                                    ----------      ------------
Current Assets:
   Cash and cash equivalents                           $ 2,944          $ 3,182
   Time deposits and marketable securities                 204              203
   Receivables, net of allowances                        3,551            3,662

   Finished goods                                        1,084              890
   Work in process                                         454              473
   Raw and packaging materials                             371              468
                                                       -------          -------
   Inventories                                           1,909            1,831

   Prepaid expenses                                        911              946
                                                       -------          -------
    Total Current Assets                                 9,519            9,824

Property, Plant and Equipment                            8,097            7,926
Less: Accumulated depreciation                           3,416            3,378
                                                       -------          -------
                                                         4,681            4,548

Insurance Recoverable                                      201              262
Excess of cost over net tangible assets arising
     from business acquisitions                          1,401            1,436
Other Assets                                             1,674            1,508
                                                       -------          -------

     Total Assets                                      $17,476          $17,578
                                                       =======          =======

The accompanying notes are an integral part of these financial statements.

                          BRISTOL-MYERS SQUIBB COMPANY
                          CONSOLIDATED BALANCE SHEET -
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                        (Unaudited, dollars in millions)

                                                     June 30,       December 31,
                                                       2001            2000
                                                    ----------      ------------
Current Liabilities:
    Short-term borrowings                              $   162          $   162
    Accounts payable                                     1,629            1,702
    Accrued expenses and other current liabilities       2,770            3,067
    U.S. and foreign income taxes payable                  700              701
                                                       -------          -------
    Total Current Liabilities                            5,261            5,632

Other Liabilities                                        1,374            1,430
Long-Term Debt                                           1,302            1,336
                                                       -------          -------

    Total Liabilities                                    7,937            8,398
                                                       -------          -------

Stockholders' Equity:
    Preferred stock, $2 convertible series:
       Authorized 10 million shares; issued and
       outstanding 9,757 in 2001 and 9,864
       in 2000, liquidation value of $50 per share          --               --
    Common stock, par value of $.10 per share:
       Authorized 4.5 billion shares; issued
       2,199,052,539 in 2001 and 2,197,900,835
       in 2000                                             220              220
    Capital in excess of par value of stock              2,201            2,002
    Other comprehensive income                          (1,047)          (1,103)
    Retained earnings                                   19,246           17,781
                                                       -------          -------
                                                        20,620           18,900
    Less cost of treasury  stock - 261,965,350
    common shares in 2001 and 244,365,726
    in 2000                                             11,081            9,720
                                                       -------          -------

       Total Stockholders' Equity                        9,539            9,180
                                                       -------          -------

    Total Liabilities and Stockholders' Equity         $17,476          $17,578
                                                       =======          =======

The accompanying notes are an integral part of these financial statements.

                          BRISTOL-MYERS SQUIBB COMPANY
                       CONSOLIDATED STATEMENT OF EARNINGS
                            AND COMPREHENSIVE INCOME
               (Unaudited, in millions except per share amounts)

                                                                           Three Months                 Six Months
                                                                          Ended June 30,              Ended June 30,
                                                                          --------------              --------------
EARNINGS                                                                 2001          2000          2001          2000
--------                                                                ------        ------        ------        ------

Net Sales                                                               $4,709        $4,418        $9,398        $8,869
                                                                        ------        ------        ------        ------
Expenses:
   Cost of products sold                                                 1,347         1,130         2,630         2,271
   Marketing, selling, administrative and other                            942           984         1,776         1,928
   Advertising and product promotion                                       424           493           801           883
   Research and development                                                495           450         1,003           896
                                                                        ------        ------        ------        ------
                                                                         3,208         3,057         6,210         5,978
                                                                        ------        ------        ------        ------
Earnings from Continuing Operations Before Income Taxes                  1,501         1,361         3,188         2,891
                                                                        ------        ------        ------        ------
Provision for income taxes                                                 399           356           843           757
                                                                        ------        ------        ------        ------
Earnings from Continuing Operations                                      1,102         1,005         2,345         2,134
Discontinued Operations, net                                                99            86           192           178
                                                                        ------        ------        ------        ------

Net Earnings                                                            $1,201        $1,091        $2,537        $2,312
                                                                        ======        ======        ======        ======

EARNINGS PER COMMON SHARE

Basic
   Earnings from Continuing Operations                                  $  .57        $  .51        $ 1.21        $ 1.08
   Discontinued Operations                                                 .05           .04           .10           .09
                                                                        ------        ------        ------        ------
   Net Earnings                                                         $  .62        $  .55        $ 1.31        $ 1.17
                                                                        ======        ======        ======        ======

Diluted
   Earnings from Continuing Operations                                  $  .56        $  .50        $ 1.19        $ 1.06
   Discontinued Operations                                                 .05           .04           .10           .09
                                                                        ------        ------        ------        ------
   Net Earnings                                                         $  .61        $  .54        $ 1.29        $ 1.15
                                                                        ======        ======        ======        ======

Average Common Shares Outstanding
   Basic                                                                 1,940         1,970         1,944         1,973
   Diluted                                                               1,964         2,002         1,971         2,005

Dividends per common share                                              $ .275        $ .245        $ .55         $ .49

COMPREHENSIVE INCOME

Net Earnings                                                            $1,201        $1,091        $2,537        $2,312
Other Comprehensive Income

 Foreign currency translation, net of taxes of $(13) and
 $(5) for the three months ended June 30 2001 and 2000 and
 $(32) and $(2) for the six months ended June 30 2001 and 2000             (52)         (108)           30          (162)

 Deferred gains on derivatives qualifying as hedges, net of
 taxes of $6 and $19 for the three and six months ended June
 30, 2001, respectively                                                      9            --            26            --
                                                                        ------        ------        ------        ------
                                                                           (43)         (108)           56          (162)
                                                                        ------        ------        ------        ------
Comprehensive Income                                                    $1,158        $  983        $2,593        $2,150
                                                                        ======        ======        ======        ======

The accompanying notes are an integral part of these financial statements.

                          BRISTOL-MYERS SQUIBB COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                        (Unaudited, dollars in millions)

                                                                            Six Months
                                                                          Ended June 30,
                                                                          --------------
                                                                         2001       2000
                                                                         ----       ----
Cash Flows From Operating Activities:
    Net earnings                                                     $ 2,537    $ 2,312
    Depreciation and amortization                                        363        373
    Provision for restructuring                                           --        140
    Gain from product divestitures                                       (77)      (160)
    Other operating items                                                  6         --
    Receivables                                                          102       (397)
    Inventories                                                         (116)        10
    Accounts payable and accrued expenses                               (225)      (124)
    Income taxes                                                          54        (50)
    Product liability                                                   (119)      (105)
    Insurance recoverable                                                125         51
    Pension contribution                                                (215)      (230)
    Other assets and liabilities                                         (52)      (236)
                                                                     -------    -------

    Net Cash Provided by Operating Activities                          2,383      1,584
                                                                     -------    -------

Cash Flows From Investing Activities:
    Proceeds from sales of time deposits and marketable securities       729         45
    Purchases of time deposits and marketable securities                (742)       (10)
    Additions to fixed assets                                           (411)      (192)
    Proceeds from product divestitures                                   135        248
    Purchases of trademarks and patents                                  (60)       (83)
    Other, net                                                           (72)        (3)
                                                                     -------    -------

    Net Cash (Used in) Provided by Investing Activities                 (421)         5
                                                                     -------    -------

Cash Flows From Financing Activities:
    Short-term borrowings                                                  2       (156)
    Long-term debt                                                        (1)        (4)
    Issuances of common stock under stock plans                          132        123
    Purchases of treasury stock                                       (1,272)    (1,047)
    Dividends paid                                                    (1,072)      (969)
                                                                     -------    -------

    Net Cash Used in Financing Activities                             (2,211)    (2,053)
                                                                     -------    -------

Effect of Exchange Rates on Cash                                          11        (34)
                                                                     -------    -------

Decrease in Cash and Cash Equivalents                                   (238)      (498)
Cash and Cash Equivalents at Beginning of Period                       3,182      2,720
                                                                     -------    -------

Cash and Cash Equivalents at End of Period                           $ 2,944    $ 2,222
                                                                     =======    =======

The accompanying notes are an integral part of these financial statements.

                          BRISTOL-MYERS SQUIBB COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           (Unaudited, dollars in millions except per share amounts)

NOTE 1: BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal adjustments) necessary for a fair presentation of the financial position of Bristol-Myers Squibb Company (the "Company") at June 30, 2001 and December 31, 2000, and the results of operations for the three and six months ended June 30, 2001 and 2000, and cash flows for the six months ended June 30, 2001 and 2000. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company's 2000 Annual Report on Form 10-K. PricewaterhouseCoopers LLP, the Company's independent accountants, have performed a review of the unaudited consolidated financial statements included herein, and their review report thereon accompanies this filing.

NOTE 2: DISCONTINUED OPERATIONS

In September 2000, the Company announced the planned divestitures of its beauty care business "Clairol" and orthopaedic business "Zimmer". Accordingly, the operations of Clairol (which includes its Matrix affiliate) and Zimmer have been reflected as discontinued operations in the accompanying condensed consolidated financial statements.

On August 6, 2001, Zimmer was distributed to the Company's stockholders in a tax-free spin-off. In May 2001, the Company reached an agreement to sell Clairol to Procter & Gamble for $4.95 billion.

The net sales and earnings of discontinued operations are as follows:

                                            Three Months          Six Months
                                           Ended June 30,       Ended June 30,
                                           -------------        -------------
                                            2001      2000       2001      2000
                                            ----      ----       ----      ----

Net sales                                   $784      $857     $1,530    $1,666
                                            ====      ====     ======    ======

Earnings before income taxes                 159       139        309       287
Income taxes                                  60        53        117       109
                                            ----      ----     ------    ------

Net earnings from discontinued operations   $ 99      $ 86     $  192    $  178
                                            ====      ====     ======    ======

                          BRISTOL-MYERS SQUIBB COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           (Unaudited, dollars in millions except per share amounts)

The consolidated balance sheet and consolidated statement of cash flows include the Clairol and Zimmer businesses. The net assets of discontinued operations expected to be disposed at June 30, 2001 and December 31, 2000 were as follows:

                                                 June 30,         December 31,
                                                   2001               2000
                                                   ----               ----
Current assets                                     $935               $866
Property, Plant and Equipment, net                  347                340
Noncurrent Assets                                   291                276
Less:
Liabilities (principally current)                   625                558
                                                   ----               ----

Net assets of discontinued operations              $948               $924
                                                   ====               ====

Cash flows from operating and investing activities of discontinued operations for the six months ended June 30, 2001 and 2000 were $119 million and $245 million, respectively.

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

The Company is exposed to market risk due to changes in currency exchange rates and interest rates. As a result, the Company utilizes foreign exchange option and forward contracts to offset the effect of exchange rate fluctuations on anticipated foreign currency transactions, primarily intercompany inventory purchases expected to occur within the next year. For these derivatives, which qualify as hedges of future cash flows, the effective portion of changes in fair value is temporarily recorded in comprehensive income, then recognized in earnings when the hedged item affects earnings. Any ineffective portion of hedges is reported in earnings as it occurs. The fair value of derivative instruments, which is recorded in prepaid expenses, at June 30, 2001 was $48 million.

To manage interest rate risk, the Company utilizes interest rate swap contracts. The Company will enter into interest rate swaps to hedge against the effects of adverse changes in interest rates on consolidated results of operations and future cash outflows for interest. These interest rate swap contracts allow the Company to establish a fixed interest rate on anticipated debt issuances. Gains and losses from changes in fair value on interest rate swap contracts designated as cash flow hedges are initially deferred and recorded in other comprehensive income. Amounts are transferred from other comprehensive income and recognized in earnings as Interest Expense in the same period that the hedged item is recognized in earnings.

In the second quarter 2001, the Company entered into interest rate hedge contracts, with a notional amount of $1 billion, to manage its exposure to changes in interest rates for long-term fixed-rate debt expected to be issued in a future period in connection with the acquisition of the DuPont Pharmaceuticals Company (see note 5). The contracts were designated as hedges of the variability of the cash flows due to changes in the long-term benchmark interest rates. At June 30, 2001, the Company recorded the contract at

                          BRISTOL-MYERS SQUIBB COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           (Unaudited, dollars in millions except per share amounts)

fair value, resulting in a $7 million deferred gain in accumulated other comprehensive income.

The Company recorded a transition adjustment as of January 1, 2001 of $26 million, net of taxes, in other comprehensive income to record the hedging instruments at their fair value. A reconciliation of current period changes, net of taxes, included in other comprehensive income follows:

       Transition adjustment as of January 1, 2001, net            $ 26
       Current period increases in fair value, net                   28
       Recognized in earnings, net                                  (28)
                                                                   ----
       Balance at June 30, 2001                                    $ 26
                                                                   ====

Substantially all of the $26 million, net of taxes, gain on cash flow hedging deferred in other comprehensive income, is expected to be reclassified to earnings over the next year. The change in time value of options, excluded from the measure of effectiveness, reported in earnings for the second quarter and six months, was not material.

NOTE 4: EARNINGS PER SHARE

Basic earnings per common share are computed using the weighted average number of shares outstanding during the year. Diluted earnings per common share are computed using the weighted average number of shares outstanding during the year, plus the incremental shares outstanding assuming the exercise of dilutive stock options.

The computations for basic earnings per common share and diluted earnings per common share are as follows:

                                                      Three Months                  Six Months
                                                     Ended June 30,                Ended June 30,
                                                     --------------                --------------

                                                      2001          2000          2001          2000
                                                      ----          ----          ----          ----

Net Earnings from Continuing Operations             $1,102        $1,005        $2,345        $2,134
Discontinued Operations, net                            99            86           192           178
                                                    ------        ------        ------        ------
Net Earnings                                        $1,201        $1,091        $2,537        $2,312
                                                    ======        ======        ======        ======

Basic:
Average Common Shares Outstanding                    1,940         1,970         1,944         1,973
                                                    ======        ======        ======        ======

Earnings from Continuing Operations                 $  .57        $  .51        $ 1.21        $ 1.08
Discontinued Operations, net                           .05           .04           .10           .09
                                                    ------        ------        ------        ------
Net Earnings                                        $  .62        $  .55        $ 1.31        $ 1.17
                                                    ======        ======        ======        ======

Diluted:
Average Common Shares Outstanding                    1,940         1,970         1,944         1,973
Incremental Shares Outstanding Assuming the
   Exercise of Dilutive Stock Options                   24            32            27            32
                                                    ------        ------        ------        ------
                                                     1,964         2,002         1,971         2,005
                                                    ======        ======        ======        ======

Earnings from Continuing Operations                 $  .56        $  .50        $ 1.19        $ 1.06
Discontinued Operations, net                           .05           .04           .10           .09
                                                    ------        ------        ------        ------
Net Earnings                                        $  .61        $  .54        $ 1.29        $ 1.15
                                                    ======        ======        ======        ======

                          BRISTOL-MYERS SQUIBB COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           (Unaudited, dollars in millions except per share amounts)

NOTE 5: ACQUISITIONS, DIVESTITURES AND RESTRUCTURING

In June 2001, the Company announced a definitive agreement to purchase the DuPont Pharmaceuticals Company, a wholly owned subsidiary of DuPont for $7.8 billion.

In May 2001, the Company announced a definitive agreement to sell Clairol to Procter and Gamble for $4.95 billion.

In the second quarter 2001, the company recorded a pretax gain of $45 million on the sale of its Estrace tablets. In the second quarter 2000, the Company completed the sale of its Sea Breeze brand in Japan, resulting in a pre-tax gain of $40 million. In 2000, the Company also recorded a pre-tax charge of $20 million for restructuring activities.

In the first six months of 2001, the company recorded a pretax gain of $77 million on the sale of its Estrace tablets and its Apothecon commodity business. In the first six months of 2000, the company recorded a pretax gain of $160 million related to the sale of three pharmaceutical products - Estrace Cream, Ovcon 35, and Ovcon 50 and its Sea Breeze brand in Japan. These gains were recorded in marketing, selling, administrative and other. In 2000, the company also recorded a charge of $140 million, of which $122 million is included in marketing, selling, administrative and other in continuing operations and $18 million is included in discontinued operations.

The reserve balance, for all restructuring activities taken in the first three quarters of 2000, was reduced to $131 million at June 30, 2001 from $247 million at December 31, 2000. Restructuring activities include workforce reductions and the downsizing and streamlining of operations. These restructuring activities are expected to be substantially complete in the third quarter 2001.

NOTE 6: PENSION CONTRIBUTION

In January 2001, the Company made a contribution of $215 million to fund its U.S. Retirement Income Plan.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and Stockholders of
Bristol-Myers Squibb Company

We have reviewed the accompanying consolidated balance sheet of Bristol-Myers Squibb Company and its subsidiaries as of June 30, 2001, and the related consolidated statements of earnings and comprehensive income for the three-month and six-month periods ended June 30, 2001 and 2000 and the consolidated statement of cash flows for the six-month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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


PricewaterhouseCoopers LLP
New York, New York
July 25, 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SECOND QUARTER RESULTS OF OPERATIONS

Sales for the second quarter of 2001 increased 7% (9% excluding foreign exchange) over the prior year to $4,709 million. The consolidated sales growth resulted from a 7% increase due to volume, a 2% increase due to changes in selling prices and a 2% decrease due to foreign exchange rate fluctuations. U.S. sales increased 10% and international sales increased 1% (8% excluding foreign exchange).

Worldwide pharmaceutical sales increased 8% (10% excluding foreign exchange). U.S. pharmaceutical sales increased 12% and international pharmaceutical sales increased 1% (8% excluding foreign exchange).

GLUCOPHAGE (metformin), is the leading branded oral medication for treatment of non-insulin dependent (type 2) diabetes. The entire GLUCOPHAGE franchise continued its strong growth rate, with sales increasing 57% to $763 million. GLUCOPHAGE sales increased 7% to $517 million while sales of GLUCOVANCE, launched in August 2000, and GLUCOPHAGE XR, launched in October 2000, were $135 million and $111 million, respectively.

Worldwide sales of PRAVACHOL*, a cholesterol-lowering agent, increased 10% to $448 million including a 16% increase in international sales net of foreign exchange.

Sales of TAXOL* (paclitaxel), the Company's leading anti-cancer agent, decreased 21% to $325 million. International sales increased 7% (15% excluding foreign exchange) to $165 million, led by strong sales growth in Japan and France while domestic sales decreased 38% to $160 million, due to generic competition.

Sales of PLAVIX, a platelet aggregation inhibitor for the reduction of stroke, heart attack and vascular death in atherosclerotic patients with recent stroke, recent heart attack or peripheral arterial disease, continued their strong growth, increasing 43% to $317 million. Sales of AVAPRO, an angiotensin II receptor blocker for the treatment of hypertension, increased 21% to $110 million. AVAPRO and PLAVIX are cardiovascular products that were launched from the Bristol-Myers Squibb and Sanofi-Synthelabo joint venture.

Sales of the anti-cancer agent PARAPLATIN* increased 8% to $172 million as the product continues to benefit from its use in combination with other chemotherapy agents.

Sales of BUSPAR*, an anti-anxiety agent, declined to $89 million from $194 million in the same period of 2000, due to generic competition.

Sales of VIDEX*, an anti-retroviral agent, increased 39% to $68 million due to increased sales of VIDEX EC* enteric-coated beadlets, launched in 2000.

* Indicates brand names of products which are trademarks owned by the Company.

Sales of TEQUIN*, a quinolone antibiotic, more than doubled to $58 million in the quarter.

Sales of Oncology Therapeutics Network (OTN), a specialty distributor of anti-cancer medicines and related products, increased 39% to $357 million.

ENFAMIL*, the Company's largest-selling infant formula, recorded sales of $172 million, an increase of 8% from the prior year.

Sales of ostomy products increased 5% (10% excluding foreign exchange) to $114 million while sales of modern wound care products increased 9% (16% excluding foreign exchange) to $61 million.

OPERATING EXPENSES

Total expenses for the quarter ended June 30, 2001, as a percentage of sales, improved to 68.1% from 69.2% in 2000 primarily due to containment of operating expenses.

Cost of products sold, as a percentage of sales, increased to 28.6% from 25.6% in 2000 due to increased sales of lower margin products from OTN and from a change in product mix, primarily a decline in TAXOL* and BUSPAR* sales resulting from generic competition. Marketing, selling, administrative and other expenses, as a percentage of sales, declined to 20.0% in the quarter from 22.3% in 2000 as a result of productivity, cost efficiencies and cost effectiveness. Expenditures for advertising and promotion in support of new and existing products declined 14% to $424 million from $493 million in 2000 due to a reduction in support for TAXOL* and BUSPAR*. Research and development expenditures increased 10% to $495 million from $450 million in 2000 as the Company increased its investment in late stage compounds. Pharmaceutical research and development spending increased 11% over the prior year, and as a percentage of pharmaceutical sales, was 12.7% in the second quarter of 2001 compared with 12.3% in the second quarter of 2000.

EARNINGS

Earnings before income taxes increased 10% to $1,501 million compared with $1,361 million in 2000. Net earnings increased 10% to $1,102 million compared with $1,005 million in 2000. Basic earnings per share increased 12% to $.57 from $.51 in 2000 and diluted earnings per share increased 12% to $.56 from $.50 in 2000.

The effective income tax rate on earnings before income taxes was 26.6% compared with 26.2% in 2000, as a result of lower production of TAXOL* and BUSPAR*.

DISCONTINUED OPERATIONS

Clairol sales increased 3% (5% excluding foreign exchange) to $489 million led by an increase in sales of HERBAL ESSENCES*, a complete line of shampoos, conditioners, styling aids, haircolor and body wash. Domestic sales increased 8% while international sales decreased 4% (a 1% increase excluding foreign exchange).

Zimmer sales increased 10% (14% excluding foreign exchange) to $294 million. Domestic sales increased 18% while international sales remained at prior year levels (a 10% increase excluding foreign exchange). Sales of knee joint replacements increased 16% (20% excluding foreign exchange) to $121 million, hip replacements increased 14% (19% excluding foreign exchange) to $95 million and fracture management sales rose 6% to $38 million.

On August 6, 2001, Zimmer was distributed to the Company's stockholders in a tax-free spin-off.

In the second and third quarters of 2000, the Company sold its Sea Breeze brand in Japan and Matrix Essentials, Inc. subsidiary, respectively. Sales and earnings before taxes from these divested businesses/products, included in the second quarter of 2000, were $117 million and $14 million, respectively.

Net earnings from discontinued operations were $99 million compared with $86 million for the second quarter of 2000.

SIX MONTHS RESULTS OF OPERATIONS

Sales for the first six months of 2001 increased 6% (8% excluding foreign exchange) over the prior year to $9,398 million. The consolidated sales growth resulted from a 6% increase due to volume, a 2% increase due to changes in selling prices and a 2% decrease due to foreign exchange rate fluctuations. U.S. sales increased 10% and international sales decreased 1% (a 6% increase excluding foreign exchange).

Worldwide pharmaceutical sales increased 8% (10% excluding foreign exchange). U.S. pharmaceutical sales increased 12% and international pharmaceutical sales decreased 1% (a 6% increase excluding foreign exchange).

The entire GLUCOPHAGE franchise continued its strong growth rate, with sales increasing 45% to $1,320 million. GLUCOPHAGE sales increased 14% to $1,036 million while GLUCOVANCE, launched in August 2000, and GLUCOPHAGE XR, launched in October 2000, had sales of $160 million and $124 million, respectively.

Worldwide sales of PRAVACHOL* increased 10% (13% excluding foreign exchange) to $955 million. Sales of TAXOL* (paclitaxel) decreased 18% to $655 million. International sales increased 9% (18% excluding foreign exchange) to $316 million while domestic sales decreased 33% to $339 million due to generic competition. Sales of PLAVIX increased 45% to $615 million. Sales of AVAPRO increased 25% to $222 million. Sales of PARAPLATIN* increased 15% to $365 million. Sales of VIDEX*, an anti-retroviral agent, increased 35% to $127 million due to increased sales of VIDEX EC* enteric-coated beadlets launched in 2000. Sales of TEQUIN* were $127 million compared with $37 million in the same period of 2000.

Sales of Oncology Therapeutics Network (OTN) were $678 million, an increase of 35% over the prior year.

ENFAMIL*, the Company's largest-selling infant formula, recorded sales of $383 million, an increase of 5% from the prior year.

Sales of ostomy products increased 5% (11% excluding foreign exchange) to $218 million while sales of modern wound care products increased 7% (13% excluding foreign exchange) to $121 million.

OPERATING EXPENSES

Total expenses for the six months ended June 30, 2001, as a percentage of sales, improved to 66.1% from 67.4% in 2000 primarily due to containment of operating expenses.

Cost of products sold, as a percentage of sales, increased to 28.0% from 25.6% in 2000 due to increased sales of lower margin products from OTN and from a change in product mix, primarily a decline in TAXOL* and BUSPAR* sales. Marketing, selling, administrative and other expenses, as a percentage of sales, declined to 18.9% in the first six months of 2001 from 21.7% in 2000 as a result of productivity, cost efficiencies and cost effectiveness. Expenditures for advertising and promotion declined 9% to $801 million from $883 million in 2000. Research and development expenditures increased 12% to $1,003 million from $896 million in 2000 as the Company increased its investment in late stage compounds. Pharmaceutical research and development spending increased 14% over the prior year, and as a percentage of pharmaceutical sales, was 13.0% in the first six months of 2001 and 12.3% in the first six months of 2000.

EARNINGS

Earnings before income taxes increased 10% to $3,188 million compared with $2,891 million in 2000. Net earnings increased 10% to $2,345 million compared with $2,134 million in 2000. Basic earnings per share increased 12% to $1.21 from $1.08 in 2000 and diluted earnings per share increased 12% to $1.19 from $1.06 in 2000.

The effective income tax rate on earnings before income taxes was 26.4% compared with 26.2% in 2000.

DISCONTINUED OPERATIONS

Clairol sales increased 3% (5% excluding foreign exchange) to $950 million. Domestic sales increased 5% while international sales decreased 1% (a 4% increase excluding foreign exchange).

Zimmer sales increased 10% (14% excluding foreign exchange) to $580 million. Domestic sales increased 17% while international sales increased 1% (a 10% increase excluding foreign exchange). Sales of knee joint replacements increased 15% (18% excluding foreign exchange) to $236 million, hip replacements increased 15% (19% excluding foreign exchange) to $187 million and fracture management sales rose 6% to $78 million.

In the second and third quarters of 2000, the Company sold its Sea Breeze brand in Japan and Matrix Essentials, Inc. subsidiary, respectively. Sales and earnings before taxes from these divested businesses/products, included in the first six months of 2000, were $220 million and $27 million, respectively.

In 2001, earnings before income taxes include $11 million in costs related to the spin-off of Zimmer and in 2000 include an $18 million restructuring charge.

Net earnings from discontinued operations were $192 million compared with $178 million for the first six months of 2000.

FINANCIAL POSITION

The balance sheet at June 30, 2001 and the statement of cash flows for the six months then ended reflect the Company's strong financial position. The Company continues to maintain a high level of working capital, $4.3 billion at June 30, 2001, increasing from $4.2 billion at December 31, 2000. Net assets of discontinued operations of $948 million are included in the balance sheet at June 30, 2001.

Short-Term borrowings were $162 million at June 30, 2001 and December 31, 2000.

Long-Term Debt decreased to $1,302 million from $1,336 million at December 31, 2000.

In connection with the financing of the Dupont Pharmaceuticals acquisition, in July 2001, the Company filed a registration statement with the Securities and Exchange Commission under which the Company may issue up to $5 billion of securities in the future in the form of debt securities, preferred stock, common stock or warrants.

Internally generated funds continue to be the Company's primary source for financing expenditures for new plant and equipment. Net Cash Provided by Operating Activities increased to $2,383 million in 2001 from $1,584 million in 2000. As a result of the Company's investment in manufacturing and research facilities, additions to fixed assets for the six months ended June 30, 2001 increased to $411 million from $192 million during the same period of 2000.

Cash flows from operating and investing activities of Discontinued Operations for the six months ended June 30, 2001 were $119 million.

During the six months ended June 30, 2001, the Company purchased 22 million shares of its common stock at a cost of $1.3 billion. In June 2001, the Company announced a $2 billion increase in the amount authorized for the stock repurchase program from $12 billion to $14 billion.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141 "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets" effective for fiscal years beginning after December 15, 2001. SFAS No.

141 requires that companies use the purchase method of accounting for all business combinations initiated after June 30, 2001 and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside a business combination and the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition. Under the new rules, goodwill and indefinite-lived intangible assets will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives. The adoption of these accounting requirements will not have a material effect on the Company's consolidated financial statements.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Various lawsuits, claims and proceedings of a nature considered ordinary and routine to its business are pending against the Company and certain of its subsidiaries. The most significant of these are reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000. Current developments are described below.

TAXOL* LITIGATION

In 1997 and 1998, the Company filed several lawsuits alleging that a number of generic drug companies infringed its patents covering methods of administering paclitaxel when they filed abbreviated new drug applications seeking regulatory approval to sell paclitaxel. These actions were consolidated for discovery in the United States District Court for the District of New Jersey. The Company did not assert a monetary claim against any of the defendants, but sought to prevent the defendants from marketing paclitaxel in a manner that violates the company's patents.

The defendants asserted that they did not infringe the Company's patents and that these patents are invalid and unenforceable. Some defendants also asserted counterclaims seeking damages for alleged antitrust and unfair competition violations. The Company believed its patents were valid when it filed the suits and the counterclaims asserted are believed to be without merit. Since the filing of the suits four private actions have been filed by parties alleging antitrust, consumer protection and similar claims relating to the Company's action to obtain and enforce patent rights. The Federal Trade Commission and the Attorney General of the State of Florida have each initiated investigations relating to paclitaxel. At this time, neither agency has brought any claims against the Company relating to paclitaxel, nor have they indicated whether any such claims will be brought. The Company is cooperating in these investigations.

In early 2000 the District Court invalidated most claims of the company's patents. On April 20, 2001, the United States Court of Appeals for the Federal Circuit affirmed the District Court's summary judgment of invalidity of all but two claims of the patents at issue. Those two claims relate to the low dose, three-hour administration of paclitaxel in which the patient is given a specified regimen of premedicants before the administration of paclitaxel. The appellate court remanded those two claims to the District Court for further proceedings.

In September 2000, one of the defendants received final approval from the United States Food and Drug Administration for its Abbreviated New Drug Application for paclitaxel and is marketing the product. Additional final approvals have since been announced by the United States Food and Drug Administration and sales of additional generic products have begun.

The Company is considering its options with respect to the two remaining claims of its patents. It is not possible at this time to make a reasonable assessment as to the final outcome of these lawsuits and investigations. Nor is it possible to reasonably estimate the impact those litigations and investigations might have if the Company were not to prevail.

BUSPAR*

On November 21, 2000, the Company obtained a patent, U.S. Patent No. 6,150,365 ("'365 patent"), relating to a method of using BuSpar* or buspirone. The Company timely submitted information relating to the '365 patent to the FDA for listing in an FDA publication commonly known as the "Orange Book", and the FDA thereafter listed the patent in the Orange Book.

Delisting Suits. Generic drug manufacturers sued the FDA and the Company to compel the delisting of the '365 patent from the Orange Book. Although one district court declined to order the delisting of the '365 patent, another ordered the company to cause the delisting of the patent from the Orange Book. The Company complied with the court's order but appealed the decision to the United States Court of Appeals for the Federal Circuit, which has not yet decided the appeal.

Patent Suits. The Company is seeking to enforce the '365 patent in actions against two generic drug manufacturers.

Antitrust Suits. Following the delisting of the '365 patent from the Orange Book, a number of purchasers of buspirone and several generic drug makers filed lawsuits against the company alleging that it improperly triggered statutory [Hatch-Waxman] marketing exclusivity. The central issue raised by these cases is whether the Company improperly caused the listing of the '365 patent in the Orange Book. Plaintiffs seek declaratory judgment, damages, disgorgement and injunctive relief.

Multidistrict Litigation (MDL) proceedings. The Company filed motions with the Judicial Panel on MDL to have all of the patent and antitrust cases consolidated and/or coordinated in a single forum. The Panel heard oral argument on the motions in July and has taken them under advisement.

Government Investigations. The Federal Trade Commission and a number of state attorneys general have initiated investigations concerning the listing of the '365 patent in the Orange Book. The Company is cooperating in these investigations.

It is not possible at this time to make a reasonable assessment as to the final outcome of these lawsuits and investigations. Nor is it possible to reasonably estimate the impact these litigations and investigations might have if the company were not to prevail.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits (listed by number corresponding to the Exhibit Table of Item 601 in Regulation S-K).

EXHIBIT NUMBER AND DESCRIPTION                                             PAGE
------------------------------                                             ----

15.     Independent Accountants' Awareness Letter.                        E-15-1

99.1    DuPont Pharmaceuticals Purchase Agreement                         E-99-1

99.2    Stock and Asset Purchase Agreement for Clairol Incorporated       E-99-2

b) Reports on Form 8-K.

A form 8-K, as of June 7, 2001, was filed by the Company, announcing that it had entered into a definitive agreement to purchase DuPont Pharmaceuticals Company for $7.8 billion in cash.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           BRISTOL-MYERS SQUIBB COMPANY
                                          -----------------------------
                                           (Registrant)


Date: August 14, 2001                   BY: /s/ FREDERICK S. SCHIFF
                                        ---------------------------
                                         Frederick S. Schiff
                                         Senior Vice President and Chief
                                         Financial Officer


Date: August 14, 2001                   BY: /s/ HARRISON M. BAINS, JR.
                                        ------------------------------
                                         Harrison M. Bains, Jr.
                                         Vice President and Treasurer