Form 10-Q
period 2001-09-30
BRISTOL MYERS SQUIBB CO
filed 2001-11-15
CIK 14272

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

Yes [ X ] No [ ]

At Ocotber 31, 2001, there were 1,934,856,629 shares outstanding of the Registrant's $.10 par value Common Stock.

BRISTOL-MYERS SQUIBB COMPANY
INDEX TO FORM 10-Q
September 30, 2001

PART I - Financial Information

Item 1.

Financial Statements (Unaudited):

Consolidated Balance Sheet - September 30, 2001 and December 31, 2000

Consolidated Statement of Earning and Comprehensive Income for the nine months ended September 30, 2001 and 2000

Consolidated Statement of Cash Flows for the nine months ended September 30, 2001 and 2000

Notes to Condensed Consolidated Financial Statements

Report of Independent Accountants

Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations
 PART II - OTHER INFORMATION Item 1.
Legal Proceedings
Item 6.
Exhibits and Reports on Form 8-K
Signatures

  PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED BALANCE SHEET - ASSETS
(Unaudited, dollars in millions)
	September 30,	December 31,
	2001	2000
Current Assets:
Cash and cash equivalents	$2,801	$3,182
Time deposits and marketable securities	279	203
Receivables, net of allowances	3,738	3,662

Finished goods	1,078	890
Work in process	383	473
Raw and packaging materials	209	468
Inventories	1,670	1,831

Prepaid expenses	985	946

Total Current Assets	9,473	9,824

Property, Plant and Equipment	7,953	7,926
Less: Accumulated depreciation	3,268	3,378
	4,685	4,548
Excess of cost over net tangible assets arising from business acquisisitions	1,377	1,436
Cash Held for Acquisition of DuPont Pharmaceuticals Long-Term Assets (See Note 8)	7,156	-
Other Assets	1,944	1,770

Total Assets	$24,635	$17,578

The accompanying notes are an integral part of these financial statements.

BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED BALANCE SHEET - LIABILITIES AND STOCKHOLDERS' EQUITY (Unaudited, dollars in millions)
	September 30,	December 31,
	2001	2000
Current Liabilities:
Short-term borrowings (see Note 7)	$1,734	$162
Accounts payable	1,432	1,702
Accrued expenses and other current liabilities	2,809	3,067
U.S. and foreign income taxes payable	1,072	701
Total Current Liabilities	7,047	5,632

Other Liabilities	1,394	1,430
Long-Term Debt (see Note 7)	6,259	1,336
Total Liabilities	14,700	8,398
Stockholders' Equity:
Preferred stock, $2 convertible series: Authorized 10 million shares; issued and outstanding 8,952 in 2001 and 9,864 in 2000, liquidation value of $50 per share	-	-
Common stock, par value of $.10 per share: Authorized 4.5 billion shares; issued 2,199,549,703 in 2001 and 2,197,900,835 in 2000	220	220
Capital in excess of par value of stock	2,272	2,002
Other comprehensive income	(1,127)	(1,103)
Retained earnings	19,756	17,781
	21,121	18,900
Less cost of treasury stock - 262,535,055 common shares in 2001 and 244,365,726 in 2000	11,186	9,720
Total Stockholders' Equity	9,935	9,180
Total Liabilities and Stockholders' Equity	$24,635	$17,578

The accompanying notes are an integral part of these financial statements.

BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED STATEMENT OF EARNINGS
AND COMPREHENSIVE INCOME
(Unaudited, in millions except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
EARNINGS
Net Sales	$4,743	$4,563	$14,141	$13,432
Expenses:
Cost of products sold	1,331	1,200	3,961	3,471
Marketing, selling, administrative and other	939	1,001	2,792	2,967
Advertising and product promotion	302	356	1,103	1,239
Research and development	496	479	1,499	1,375
Provision for restructuring/other (See Note 4)	240	386	240	508
Gain on sales of businesses (See Note 4)	(240)	-	(317)	(160)
	3,068	3,422	9,278	9,400
Earnings from Continuing Operations Before Income Taxes	______ 1,675	______ 1,141	______ 4,863	______ 4,032

Provision for income taxes	444	248	1,287	1,005

Earnings from Continuing Operations	1,231	893	3,576	3,027

Discontinued Operations
Net earnings
	14	103	206	281
Net gain on disposal
	-	240	-	240
	14	343	206	521
Net Earnings	$1,245	$1,236	$3,782	$3,548
Earnings Per Common Share

Basic
Earnings from Continuing Operations	$.64	$.45	$1.84	$1.53
Discontinued Operations
Net earnings	-	.05	.11	.14
Net gain on disposal	-	.13	-	.13
	-	.18	.11	.27

Net Earnings	$.64	$.63	$1.95	$1.80

Diluted
Earnings from Continuing Operations	$.63	$.45	$1.82	$1.51
Discontinued Operations
Net earnings	-	.05	.10	.14
Net gain on disposal	-	.12	-	.12
	-	.17	.10	.26

Net earnings	$.63	$.62	$1.92	$1.77

Average Common Shares Outstanding
Basic	1,936	1,963	1,941	1,969
Diluted	1,960	1,991	1,967	2,000

Dividends per common share	$.275	$.245	$.825	$.735

BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED STATEMENT OF EARNINGS
AND COMPREHENSIVE INCOME - continued
(Unaudited, in millions except per share amounts)

Net Earnings	$1,245	$1,236	$3,782	$3,548
Other Comprehensive Income
Foreign currency translation, net of taxes of $52 and $(2) for the three months ended September 30, 2001 and 2000 and $20 and $(4) for the nine months ended September 30, 2001 and 2000	1	(4)	31	(166)
Deferred losses on derivatives qualifying as hedges, net of taxes of $(49) and $(30) for the three and nine months ended September 30, 2001, respectively	(81)	-	(55)	-
	(80)	(4)	(24)	(166)
Comprehensive Income	$1,165	$1,232	$3,758	$3,382

The accompanying notes are an integral part of these financial statements.

BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited, dollars in millions)
	Nine Months Ended September 30,
	2001	2000
Cash Flows From Operating Activities:
Net earnings	$3,782	$3,548
Depreciation and amortization	533	560
Provision for restructuring/other	240	542
Gain from sale of businesses/product divestitures	(317)	(562)
Receivables	(387)	(636)
Inventories	(116)	137
Accounts payable and accrued expenses	(484)	(183)
Income taxes	350	(2)
Product liability	(128)	(133)
Insurance recoverable	163	80
Pension contribution	(215)	(230)
Other assets and liabilities	15	(289)
Net Cash Provided by Operating Activities	3,436	2,832
Cash Flows From Investing Activities:
Proceeds from sales of time deposits and marketable securities	1,030	36
Purchases of time deposits and marketable securities	(1,120)	-
Additions to fixed assets	(687)	(331)
Proceeds from sale of businesses/product divestitures	447	848
Purchases of businesses	(298)	(149)
Cash held for acquisition of DuPont Pharmaceuticals long-term assets	(7,156)	-
Other, net	(151)	(53)
Net Cash (Used in) Provided by Investing Activities	(7,935)	351
Cash Flows From Financing Activities:
Short-term borrowings	1,976	(240)
Proceed from long-term debt	4,853	2
Repayments of long-term debt	(2)	(10)
Issuances of common stock under stock plans	202	201
Purchases of treasury stock	(1,320)	(1,614)
Dividends paid	(1,604)	(1,450)
Net Cash Provided by (Used in) Financing Activities	4,105	(3,111)
Effect of Exchange Rates on Cash	13	(32)
(Decrease)/Increase in Cash and Cash Equivalents	(381)	40
Cash and Cash Equivalents at Beginning of Period	3,182	2,720
Cash and Cash Equivalents at End of Period	$2,801	$2,760

The accompanying notes are an integral part of these financial statements.

BRISTOL-MYERS SQUIBB COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in millions except per share amounts)

Note 1: Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal adjustments) necessary for a fair presentation of the financial position of Bristol-Myers Squibb Company (the "Company") at September 30, 2001 and December 31, 2000, and the results of operations for the three and nine months ended September 30, 2001 and 2000, and cash flows for the nine months ended September 30, 2001 and 2000. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company's 2000 Annual Report on Form 10-K. PricewaterhouseCoopers LLP, the Company's independent accountants, have performed a review of the unaudited consolidated financial statements included herein, and their review report thereon accompanies this filing.

Note 2: Earnings Per Share

Basic earnings per common share are computed using the weighted average number of shares outstanding during the year. Diluted earnings per common share are computed using the weighted average number of shares outstanding during the year, plus the incremental shares outstanding assuming the exercise of dilutive stock options.

The computations for basic earnings per common share and diluted earnings per common share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2001	2000	2001	2000

Net Earnings from Continuing Operations	$1,231	$893	$3,576	$3,027
Discontinued Operations
Net Earnings
	14	103	206	281
Net gain on disposal
	_____-	___240	_____-	___240
	____14	___343	__206	___521
Net Earnings	_$1,245	_$1,236	_$3,782	_$3,548

Basic:
Average Common Shares Outstanding	1,936	1,963	1,941	1,969

Earnings from Continuing Operations	$.64	$.45	$1.84	$1.53
Discontinued Operations
Net Earnings
	___-	_.05	_.11	___-
Net gain on disposal
	___-	.13	___-	_.13
Net Earnings	$.64	$.63	$1.95	$1.80
Diluted:
Average Common Shares Outstanding	1,936	1,963	1,941	1,969
Incremental Shares Outstanding Assuming the Exercise of Dilutive Stock Options	__24	__28	__26	__31
	1,960	1,991	1,967	2,000

Earnings from Continuing Operations	$.63	$.45	$1.82	$1.51
Discontinued Operations
Net earnings	-	.05	.10	.14
Net gain on disposal	-	.12	-	.12
	-	.17	.10	.26
Net Earnings	$.63	$.62	$1.92	$1.77

Note 3: Discontinued Operations

In September 2000, the Company announced the planned divestitures of its beauty care business "Clairol" and orthopaedic business "Zimmer". Accordingly, the operations of Clairol (which includes its Matrix affiliate) and Zimmer have been reported as discontinued operations in the accompanying condensed consolidated financial statements.

BRISTOL-MYERS SQUIBB COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in millions except per share amounts)

The net sales and earnings of discontinued operations are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000
Net Sales	$578	$736	$2,108	$2,402
Earnings before income taxes	109	168	418	454
Income taxes (1)	_95	__65	212	_173
Net earnings from discontinued operations	$14	$103	$206	$281

(1) Provision for income taxes in the third quarter 2001 includes an additional $53 tax provision related to certain Zimmer international jurisdictions.

The consolidated balance sheet includes the Clairol business at September 30, 2001 and both the Clairol and Zimmer businesses at December 31, 2000. The net assets of discontinued operations expected to be disposed at September 30, 2001 and December 31, 2000 were as follows:

	September 30,	December 31,
	2001	2000
Current assets	$527	$866
Property, Plant and Equipment, net	208	340
Noncurrent Assets	104	276
Less:
Liabilities (principally current)	376	558

Net assets of discontinued operations	$463	$924

The consolidated statement of cash flows includes the Clairol and Zimmer businesses. Cash flows from operating and investing activities of discontinued operations for the nine months ended September 30, 2001 and 2000 were $295 million and $956 million, including $600 million of proceeds from the sale of Matrix Essentials, respectively.

Note 4: Divestitures and Restructuring

On August 6, 2001, the Company distributed to its shareholders all the shares of Zimmer Holdings in a tax-free spin-off, resulting in a reduction of Stockholders' Equity of $203 million.

In May 2001, the Company announced a definitive agreement to sell Clairol to Procter & Gamble for $4.95 billion. The sale is expected to be completed in the fourth quarter 2001, at which time a gain of approximately $2.5 billion after-taxes will be recorded in discontinued operations.

In the third quarter and nine months of 2001, the Company recorded a pre-tax gain of $240 million on the sale of three pharmaceutical products (Corzide, Delestrogen and Florinef) and the licensing rights to CORGARD* in the U.S. to King Pharmaceuticals. At the same time, the Company recorded a pre-tax charge of $240 million of which $198 million related to the termination of a contract sales force in the U.S. and closure of certain overseas manufacturing facilities, and $42 million for settlement of a litigation over promotional claims brought by a distributor of store brand infant formula against Mead Johnson. The restructuring charge consisted of $95 million of contract sales force termination fees, $28 million of employee termination benefits for approximately 700 employees, $60 million of asset write-downs and $15 million of other expenses. The $138 million restructuring liability originally recorded in accrued expenses has been reduced to $69 million at September 30, 2001. The Company expects to substantially complete these restructuring activities by mid-2002. Also for the nine months of 2001, the Company recorded a pre-tax gain of $77 million on the sale of its Estrace tablets and Apothecon commodity business.

In the third quarter 2000, the Company recorded a pre-tax gain of $402 million ($240 million after tax) on the sale of its Matrix subsidiary. This gain is included in gain on disposal of discontinued operations. During the third quarter of 2000, the Company also recorded a charge of $402 million, of which $386 million is included in continuing operations and $16 million is included in earnings from discontinued operations. In the first nine months of 2000, the Company recorded a pre-tax gain of $562 million, of which $160 million of the gain primarily related to the sale of Estrace cream, Ovcon 35, and Ovcon 50 was recorded in continuing operations, and $402 million ($240 million after tax) related to the sale of Matrix was recorded in net gain on disposal in discontinued operations.

In the first nine months of 2000, the Company also recorded restructuring charges of $542 million, of which $508 million is included in continuing operations and $34 million is included in discontinued operations. The reserve balance, for these restructuring charges, was reduced to $93 million at September 30, 2001 from $247 million at December 31, 2000. Restructuring activities include workforce reductions and the downsizing and streamlining of operations. These restructuring activities are expected to be substantially completed by the end of the year.

Note 5: Financial Instruments

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which requires that all derivative instruments be recognized as either assets or liabilities on the balance sheet and measured at fair value. The adoption of this accounting requirement did not have a material effect on the Company's consolidated financial statements.

The Company recorded a transition adjustment as of January 1, 2001 of $26 million, net of taxes, in other comprehensive income/(loss) to record the hedging instruments at their fair value. A reconciliation of current period changes, net of taxes, included in other comprehensive income follows:

Transition adjustment as of January 1, 2001, net	$26
Current period decreases in fair value, net	(40)
Recognized in earnings, net	(41)
Balance at September 30, 2001	$(55)

The Company is exposed to market risk due to changes in currency exchange rates and interest rates. As a result, the Company utilizes foreign exchange option and forward contracts to offset the effect of exchange rate fluctuations on anticipated foreign currency transactions, primarily intercompany inventory purchases expected to occur within the next year. For these derivatives, which qualify as hedges of future cash flows, the effective portion of changes in fair value is temporarily recorded in comprehensive income, then recognized in earnings when the hedged item affects earnings. Any ineffective portion of hedges is reported in earnings as it occurs. The fair value of derivative instruments, which is recorded in prepaid expenses at September 30, 2001, was $68 million.

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

In the third quarter and nine months of 2001, the Company entered into interest rate hedge contracts, with a notional amount of $1 billion and $2 billion, respectively, to manage its exposure to changes in interest rates for long-term fixed rate debt issues in connection with the DuPont Pharmaceuticals business and ImClone transactions (see Note 7). The contracts were designated as hedges of the variability of the cash flows due to changes in the long-term benchmark interest rates. In the third quarter 2001, the Company settled all existing interest rate hedge contracts, with a notional amount of $2 billion, which coincided with the issuance of the long-term fixed-rate debt. The Company recorded the contract settlements at fair value, resulting in a $69 million deferred loss, net of taxes, in accumulated other comprehensive income/(loss), which will be recognized as a yield adjustment over the terms of the related borrowings.

In June 2001, the FASB approved issuance of an interpretation of Statement of Financial Accounting Standard (SFAS) 133, Derivatives Implementation Group Issue G-20, that will allow buyers of options to include the time value of the option in the assessment of hedge effectiveness when hedging forecasted cash flows. As a result, in the third quarter 2001, the Company deferred $10 million, net of taxes, related to the change in time value in other comprehensive income/(loss).

Note 6: Pension Contribution

In January 2001, the Company made a contribution of $215 million to fund its U.S. Retirement Income Plan.

Note 7: Debt

In connection with the DuPont Pharmaceuticals and ImClone transactions, in September 2001, the company issued $1.5 billion of commercial paper and $5 billion of medium-term notes. The notes consist of $2.5 billion of 4.75% notes due in 2006 and $2.5 billion of 5.75% notes due in 2011. In the nine months of 2001, the company entered into hedge contracts, with a notional amount of $2 billion to manage its exposure to changes in interest rates on the medium-term notes. In the third quarter of 2001, the Company settled all existing interest rate hedge contracts resulting in a deferred loss that will be amortized as an adjustment to the yield of the notes. The effective rates for the 2006 and 2011 notes are 5.4% and 6.27%, respectively.

Note 8: Subsequent Events

In November 2001, the Company purchased 14,392,003 shares of ImClone Systems Incorporated, at $70 per share, which represented approximately 19.9% of the ImClone shares outstanding just prior to the commencement of the offer. This transaction will be accounted for as an equity investment in the fourth quarter of 2001. The completion of the tender offer is part of a strategic agreement between the Company and ImClone to co-develop and co-promote an investigational cancer drug (ERBITUX) for a series of payments totaling $1 billion and to acquire an equity stake in ImClone for an additional $1 billion.

These transactions will be recorded in the fourth quarter 2001 and will result in a pre-tax charge of approximately $1 billion for the write-off of in-process research and development. In addition, the preliminary purchase price allocation will result in approximately $400 - $450 million of goodwill that will no longer be amortized but instead will be reviewed for impairment in accordance with Statement of Financial Accounting Standards (SFAS) No. 142. and intangible assets that will be amortized over their useful lives.

In October 2001, the Company completed its acquisition of the DuPont Pharmaceuticals business, a wholly owned subsidiary of E.I. du Pont de Nemours and Company for $7.8 billion. DuPont Pharmaceuticals is primarily a domestic business focused on research, development and delivery of pharmaceuticals and imaging products. This acquisition was financed with the proceeds from the issuance of $1.5 billion of commercial paper, issuance of $5 billion of medium-term notes and internal cash flow for the balance. At September 30, 2001, $7,156 million of cash paid out on October 1, 2001 for the long-term assets of the DuPont Pharmaceuticals business was classified as a long-term asset on the consolidated balance sheet.

This acquisition will be recorded in the fourth quarter of 2001 using the purchase method of accounting. Accordingly, the purchase price will be allocated to the assets acquired and liabilities assumed on the basis of their fair values at the date of acquisition. The purchase price allocation has been prepared on a preliminary basis and reasonable changes are expected as the valuations of assets and liabilities are completed and additional information becomes available. The preliminary purchase price allocation will result in a purchase accounting charge before taxes of approximately $1.9 billion for the write-off of in-process research and development. In addition, this allocation will also result in $2.2 billion of intangible assets that will be amortized over their useful lives and $3.8 billion of goodwill, which will no longer be amortized but instead will be reviewed for impairment in accordance with Statement of Financial Accounting Standards (SFAS) No. 142.

The following unaudited pro forma financial information presents results as if the acquisition had occurred at the beginning of the respective periods:

	Nine Months
	Ended September 30,
	2001	2000
Net Sales	$15,066	$14,570
Net Income	3,199	2,846
Earnings Per Share - Basic	$1.65	$1.45
Earnings Per Share - Diluted	$1.63	$1.42

These pro forma results have been prepared for comparative purposes only, and include certain adjustments such as additional amortization expense as a result of intangibles arising from the purchase, and increased interest expense on acquisition debt. The pro forma results are not necessarily indicative of the results of operations which actually would have resulted had the purchase been in effect at the beginning of the respective periods or of future results.

Report of Independent Accountants

To the Board of Directors
and Stockholders of
Bristol-Myers Squibb Company

We have reviewed the accompanying consolidated balance sheet of Bristol-Myers Squibb Company and its subsidiaries as of September 30, 2001, and the related consolidated statements of earnings and comprehensive income for the three-month and nine-month periods ended September 30, 2001 and 2000 and the consolidated statement of cash flows for the nine-month periods ended September 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

PricewaterhouseCoopers LLP
New York, New York
October 23, 2001, except as to the discussion of the ImClone transaction described in the first and second paragraphs of Note 8, which is as of November 1, 2001

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Third Quarter Results of Operations

Sales for the third quarter of 2001 increased 4% (7% excluding foreign exchange) over the prior year to $4,743 million. excluding the impact of generic competition in the U.S. for TAXOL* and BUSPAR*, sales would have increased 11% (14% excluding foreign exchange). The consolidated sales growth resulted from a 5% increase due to volume, a 2% increase due to changes in selling prices and a 3% decrease due to foreign exchange rate fluctuations. U.S. sales increased 5% and international sales increased 1% (9% excluding foreign exchange).

Worldwide pharmaceutical sales increased 6% (8% excluding foreign exchange). U.S. pharmaceutical sales increased 7% and international pharmaceutical sales increased 2% (10% excluding foreign exchange).

GLUCOPHAGE (metformin), is the leading branded oral medication for treatment of non-insulin dependent (type 2) diabetes. The entire GLUCOPHAGE franchise continued its strong growth rate, with sales increasing 44% to $702 million. GLUCOPHAGE sales increased 16% to $505 million while sales of GLUCOVANCE, launched in August 2000, and GLUCOPHAGE XR, launched in October 2000, were $95 million and $102 million, respectively.

Worldwide sales of PRAVACHOL*, a cholesterol-lowering agent, increased 26% to $561 million, benefiting from the early withdrawal from the market of a competitor product in August 2001.

Sales of PLAVIX, a platelet aggregation inhibitor, continued their strong growth, increasing 64% to $384 million, driven in part by the positive results of the CURE study (Clopidogrel in Unstable angina to prevent Recurrent ischemic Events), which were published in the New England Journal of Medicine in August 2001. In September 2001, the U.S. Food and Drug Administration (FDA) granted a priority review for the supplemental New Drug Application the Company filed for PLAVIX based on the CURE study, which demonstrated that initiating therapy with clopidogrel early, on top of standard therapy including aspirin, and continuing its use long-term, significantly reduces the risk of heart attack, stroke and cardiovascular death by 20 percent in patients with acute coronary syndrome compared with patients who received standard therapy alone.

Sales of AVAPRO, an angiotensin II receptor blocker for the treatment of hypertension, increased 37% to $137 million. In September 2001, the FDA granted a priority review for the supplemental New Drug Application filed in the U.S. based on the results of the PRIME study (Program for Irbersartan Mortality and Morbidity Evaluations), which demonstrated that Avapro protects against the progression of kidney disease in people with hypertension and type 2 diabetes. AVAPRO and PLAVIX are cardiovascular products that were launched from Bristol-Myers Squibb and Sanofi-Synthelabo.

Sales of TAXOL* (paclitaxel), the Company's leading anti-cancer agent, decreased 33% to $279 million. International sales increased 2% (11% excluding foreign exchange) to $159 million, led by strong sales growth in Japan while domestic sales decreased 54% to $120 million, due to generic competition.

Sales of TEQUIN*, a quinolone antibiotic, increased 54% to $80 million in the quarter.

Sales of VIDEX*, an anti-retroviral agent, increased 34% to $67 million due to increased sales of VIDEX EC* enteric-coated beadlets, launched in 2000.

Sales of BUSPAR*, an anti-anxiety agent, declined 84% to $28 million from $175 million in the same period of 2000, due to generic competition.

Sales of Oncology Therapeutics Network (OTN), a specialty distributor of anti-cancer medicines and related products, increased 34% to $366 million.

ENFAMIL*, the Company's largest-selling infant formula, recorded sales of $189 million, an increase of 6% from the prior year.

Sales of ostomy products increased 6% (11% excluding foreign exchange) to $112 million while sales of modern wound care products increased 5% (10% excluding foreign exchange) to $63 million.

Operating Expenses

Total expenses for the quarter ended September 30, 2001, excluding non-recurring items, as a percentage of sales, improved to 64.7% from 66.5% in 2000 primarily due to cost efficiencies and cost effectiveness.

In the third quarter 2001, the Company recorded non-recurring items, including a gain on the sale of three pharmaceutical products and the licensing rights to CORGARD*, of $240 million before taxes and a pre-tax charge of $240 million for termination of a contract sales force in the U.S. and closure of certain overseas manufacturing facilities, and for settlement of a litigation against Mead Johnson. In the third quarter 2000, the Company recorded a restructuring charge to earnings from continuing operations of $386 million before taxes.

Cost of products sold, as a percentage of sales, increased to 28.1% from 26.3% in 2000 due to increased sales of lower margin products from OTN and a decline in TAXOL* and BUSPAR* sales resulting from generic competition. Marketing, selling, administrative and other expenses, as a percentage of sales, declined to 19.8% in the quarter from 21.9% in 2000 as a result of cost efficiencies and cost effectiveness as well as sales force reductions. Expenditures for advertising and promotion in support of new and existing products declined 15% to $302 million from $356 million in 2000 due to a reduction in support for TAXOL* and BUSPAR*.

Research and development expenditures increased 4% to $496 million from $479 million in 2000. Pharmaceutical research and development spending as a percentage of pharmaceutical sales, was 12.5%, essentially the same as prior year levels.

In November 2001, the Company and Otsuka Pharmaceutical Co., Ltd. announced that a New Drug Application (NDA) was submitted to the U.S. Food and Drug Administration (FDA) for aripiprazole, an investigational novel drug for the treatment of schizophrenia. A filing to market aripiprazole in Europe, with the European Medicines Evaluation Agency (EMEA), is anticipated later this year. Also in November 2001, the FDA approved TEQUIN* for short-course (5-day) regimen in the treatment of acute bacterial exacerbation of chronic bronchitis. In addition, the Company and ImClone Systems Incorporated announced that ImClone completed its Biologics License Application (BLA) submission to the FDA for approval of ERBITUX (formerly known as IMC-C225) for the treatment of irinotecan-refractory colorectal cancer. Bristol-Myers Squibb and ImClone have entered into an agreement to co-develop and co-promote ERBITUX in the U.S., Canada and Japan.

Earnings

Earnings before income taxes, as reported, were $1,675 compared to $1,141 million in 2000. Net earnings increased to $1,231 million from $893 million in 2000 and diluted earnings per share increased to $.63 from $.45. Excluding the non-recurring items, earnings before income taxes increased 10% to $1,675 million from $1,527 million in 2000. On this basis, net earnings increased 9% to $1,231 million compared with $1,133 million in 2000. Basic earnings per share increased 10% to $.64 from $.58 in 2000 and diluted earnings per share increased 11% to $.63 from $.57 in 2000.

The effective income tax rate on earnings before income taxes was 26.5% compared with 21.7% in 2000. Excluding the non-recurring items, the effective tax rate on earnings before income taxes increased to 26.5% from 25.8% in 2000 as a result of lower production of TAXOL* and BUSPAR*.

Discontinued Operations

Clairol sales decreased 4% (3% excluding foreign exchange) to $462 million. Domestic sales decreased 3% while international sales decreased 5% (a 3% decrease excluding foreign exchange).

On August 6, 2001, the Company distributed to its shareholders all the shares of Zimmer Holdings in a tax-free spin-off.

Net earnings from discontinued operations were $14 million compared with $103 million for the third quarter of 2000. This decline is primarily the result of an additional tax provision of $53 million recorded in the quarter related to certain Zimmer international jurisdictions.

Nine Months Results of Operations

Sales for the first nine months of 2001 increased 5% (8% excluding foreign exchange) over the prior year to $14,141 million. Excluding the impace of generic competition in the U.S. TAXOL* and BUSPAR* sales would have increased 10% (13% excluding foreign exchange). The consolidated sales growth resulted from a 6% increase due to volume, a 2% increase due to changes in selling prices, and a 3% decrease due to foreign exchange rate fluctuations. U.S. sales increased 8% and international sales remained at prior year levels (a 7% increase excluding foreign exchange).

Worldwide pharmaceutical sales increased 7% (10% excluding foreign exchange). U.S. pharmaceutical sales increased 10% and international pharmaceutical sales remained at prior year levels (a 7% increase excluding foreign exchange).

The entire GLUCOPHAGE franchise continued its strong growth rate, with sales increasing 44% to $2,022 million. GLUCOPHAGE sales increased 14% to $1,541 million while GLUCOVANCE, launched in August 2000, and GLUCOPHAGE XR, launched in October 2000, had sales of $255 million and $226 million, respectively.

Worldwide sales of PRAVACHOL* increased 15% (19% excluding foreign exchange) to $1,516 million. Sales of PLAVIX increased 52% to $999 million. Sales of TAXOL* (paclitaxel) decreased 23% to $934 million. International sales increased 6% (15% excluding foreign exchange) to $476 million while domestic sales decreased 40% to $458 million, due to generic competition. Sales of PARAPLATIN* increased 10% to $530 million. Sales of AVAPRO increased 29% to $359 million. Sales of TEQUIN* were $208 million compared with $89 million in the same period of 2000. Sales of VIDEX*, an anti-retroviral agent, increased 35% to $195 million due to increased sales of VIDEX EC* enteric-coated beadlets launched in 2000.

Sales of Oncology Therapeutics Network (OTN) were $1,044 million, an increase of 35% over the prior year.

ENFAMIL*, the Company's largest-selling infant formula, recorded sales of $572 million, an increase of 5% from the prior year.

Sales of ostomy products increased 5% (11% excluding foreign exchange) to $330 million while sales of modern wound care products increased 6% (12% excluding foreign exchange) to $184 million.

Operating Expenses

In the first nine months of 2001, the Company recorded non-recurring items, including a gain on the sale of three pharmaceutical products and the licensing rights to CORGARD*, of $240 million before taxes and a pre-tax charge of $240 million for termination of a contract sales force in the U.S. and closure of certain overseas manufacturing facilities, and for settlement of litigation against Mead Johnson. In the first nine months of 2000, the Company recorded restructuring charges of $508 million before taxes. The Company also recorded a pre-tax gain on sale of businesses of $160 million.

Total expenses for the nine months ended September 30, 2001, as a percentage of sales, excluding the non-recurring items, improved to 65.6% from 67.4% in 2000 primarily due to cost efficiencies and cost effectiveness.

Cost of products sold, as a percentage of sales, increased to 28.0% from 25.8% in 2000 due to increased sales of lower margin products from OTN and a decline in TAXOL* and BUSPAR* sales. Marketing, selling, administrative and other expenses, as a percentage of sales, declined to 19.7% in the first nine months of 2001 from 22.1% in 2000 as a result of productivity, cost efficiencies and cost effectiveness. Expenditures for advertising and promotion declined 11% to $1,103 million from $1,239 million in 2000 primarily due to reduced spending on, TAXOL* and BUSPAR*. Research and development expenditures increased 9% to $1,499 million from $1,375 million in 2000 as the Company increased its investment in late stage compounds. Pharmaceutical research and development spending increased 11% over the prior year, and as a percentage of pharmaceutical sales, was 12.8% in the first nine months of 2001 and 12.5% in the first nine months of 2000.

Earnings

Earnings before income taxes, as reported, were $4,863 million compared with $4,032 million in 2000. Excluding the non-recurring items, earnings before income taxes increased 11% to $4,863 million from $4,380 million in 2000. On this basis, net earnings increased 10% to $3,576 million compared with $3,240 million in 2000. Basic earnings per share increased 12% to $1.84 from $1.65 in 2000 and diluted earnings per share increased 12% to $1.82 from $1.62 in 2000.

The effective income tax rate on earnings before income taxes was 26.5% compared with 24.9% in 2000. Excluding the non-recurring items, the effective tax rate on earnings before income taxes increased to 26.5% from 26.0% in 2000, as a result of lower production of TAXOL* and BUSPAR*.

Discontinued Operations

Clairol sales increased 1% (2% excluding foreign exchange) to $1,412 million. Domestic sales increased 2% while international sales decreased 2% (a 2% increase excluding foreign exchange).

Net earnings from discontinued operations were $206 million compared with $281 million for the first nine months of 2000. In 2001, earnings before income taxes include a pre-tax charge of $29 million in costs related to Zimmer as well as an additional $53 million tax provision related to certain Zimmer international jurisdictions.

Financial Position

The balance sheet at September 30, 2001 and the statement of cash flows for the nine months then ended reflect the Company's strong financial position. Net Cash Provided by Operating Activities increased to $3,436 million in 2001 from $2,832 million in 2000. Net assets of discontinued operations of $463 million are included in the balance sheet at September 30, 2001.

Short-Term borrowings were $1,734 million at September 30, 2001 increasing from $162 million at December 31, 2000. This increase is a result of commercial paper issued in connection with the DuPont transaction.

Long-Term Debt increased to $6,259 million from $1,336 million at December 31, 2000, as a result of the financing for the DuPont Pharmaceuticals and ImClone transactions. In September 2001, the Company issued $5 billion of debt securities of which $2.5 billion mature in 2006, and the remaining $2.5 billion mature in 2011. In connection with this financing, Moody's and Standard & Poor's reaffirmed the Company's AAA credit rating.

As a result of the Company's investment in manufacturing and research facilities, additions to fixed assets for the nine months ended September 30, 2001 increased to $687 million from $331 million during the same period of 2000. Internally generated funds continue to be the Company's primary source for financing expenditures for new plant and equipment.

Cash flows from operating and investing activities of Discontinued Operations for the nine months ended September 30, 2001 were $295 million.

During the nine months ended September 30, 2001, the Company purchased 24 million shares of its common stock at a cost of $1.3 billion. Also, the Company announced a $2 billion increase in the amount authorized for the stock repurchase program from $12 billion to $14 billion.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141 "Business Combinations", No. 142, "Goodwill and Other Intangible Assets" effective for fiscal years beginning after December 15, 2001. SFAS No. 141 requires that companies use the purchase method of accounting for all business combinations initiated after June 30, 2001 and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside a business combination and the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition. Under the new rules, goodwill and indefinite-lived intangible assets will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives. The elimination of goodwill amortization prior to the DuPont Pharmaceuticals and ImClone transactions will not have a material effect on the Company's consolidated financial statements. Goodwill associated with the DuPont Pharmaceuticals and ImClone transactions and all future business combinations will not be amortized, but instead be reviewed for impairment at least annually.

Also, in June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No 143 "Accounting for Asset Retirement Obligations" effective for fiscal years beginning after June 15, 2002. SFAS No 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The adoption of this accounting requirement will not have a material effect on the Company's consolidated financial statements.

In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", effective for fiscal years beginning after December 15, 2001. SFAS No. 144 addresses accounting models for use in determining impairment of long lived assets and the appropriate methodology for recording and impairment loss. The implementation of this accounting requirement is not expected to have a material effect upon adoption on the Company's consolidated financial statements.

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

TAXOL* LITIGATION

In 1997 and 1998, the Company filed several lawsuits alleging that a number of generic drug companies infringed its patents covering methods of administering paclitaxel when they filed abbreviated new drug applications seeking regulatory approval to sell paclitaxel. These actions were consolidated for discovery in the United States District Court for the District of New Jersey ("District Court"). The Company did not assert a monetary claim against any of the defendants, but sought to prevent the defendants from marketing paclitaxel in a manner that violates the Company's patents.

The defendants asserted that they did not infringe the Company's patents and that these patents are invalid and unenforceable. Some defendants also asserted counterclaims seeking damages for alleged antitrust and unfair competition violations. The Company believed its patents were valid when it filed the suits and the counterclaims asserted are believed to be without merit. Since the filing of the suits five private actions have been filed by parties alleging antitrust, consumer protection and similar claims relating to the Company's action to obtain and enforce patent rights. The Federal Trade Commission and the Attorney General of the State of Florida have each initiated investigations relating to paclitaxel. At this time, neither agency has brought any claims against the Company relating to paclitaxel, nor have they indicated whether any such claims will be brought. The Company is cooperating in these investigations.

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

In September 2000, one of the defendants received final approval from the United States Food and Drug Administration for its Abbreviated New Drug Application for paclitaxel and is marketing the product. Additional final approvals have since been announced by the United States Food and Drug Administration and sales of additional generic products have begun. On November 6, 2001, the United States Appeals Court for the District of Columbia Circuit,in a case brought by a company not affiliated with Bristol-Myers Squibb against the FDA, ruled the FDA approval order was "arbitrary and capricious" and directed the lower court to vacate it. The Court stated, "We frankly do not know what recourse is left to the FDA or other government agencies to take any steps that would affect the marketing of generic versions of Taxol."

The Company is considering its options with respect to the two remaining claims of its patents. It is not possible at this time to make a reasonable assessment as to the final outcome of these lawsuits and investigations. Nor is it possible to reasonably estimate the impact those litigation's and investigations might have if the Company were not to prevail.

BUSPAR*

On November 21, 2000, the Company obtained a patent, U.S. Patent No. 6,150,365 ( "'365 patent"), relating to a method of using BuSpar* or buspirone. The Company timely submitted information relating to the '365 patent to the FDA for listing in an FDA publication commonly known as the "Orange Book", and the FDA thereafter listed the patent in the Orange Book.

Delisting Suits. Generic drug manufacturers sued the FDA and the Company to compel the delisting of the '365 patent from the Orange Book. Although one district court declined to order the delisting of the '365 patent, another ordered the Company to cause the delisting of the patent from the Orange Book. The Company complied with the court's order but appealed the decision to the United States Court of Appeals for the Federal Circuit, which ruled that it was improper for the district court to order the Company to delist its patent from the Orange Book. It is not possible at this time to predict what impact, if any, this decision will have on sales of Buspar*.

Patent Suits. The Company is seeking to enforce the '365 patent in actions against two generic drug manufacturers.

Antitrust Suits. Following the delisting of the '365 patent from the Orange Book, a number of purchasers of buspirone and several generic drug makers filed lawsuits against the Company alleging that it improperly triggered statutory marketing exclusivity. The central issue raised by these cases is whether the Company improperly caused the listing of the '365 patent in the Orange Book. Plaintiffs seek declaratory judgment, damages, disgorgement and injunctive relief.

Multidistrict Litigation (MDL) proceedings. The Judicial Panel on MDL granted the Company's motions to have all of the patent and antitrust cases consolidated in a single forum.

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

b) Reports on Form 8-K.

On October 12, 2001, the Company filed a form 8-K announcing the completion of the purchase of the DuPont Pharmaceuticals business on October 1, 2001.

On September 25, 2001, a form 8-K was filed by the Company announcing that it expects to re-file its New Drug Application (NDA) with the U.S. Food and Drug Administration (FDA) for VANLEV *.

On September 20, 2001, as amended on September 25, 2001, the Company filed forms 8-K/A, which included the financial statements and pro forma financial information required in connection with the anticipated acquisition of the DuPont Pharmaceuticals business.

On September 19, 2001, a form 8-K was filed by the Company announcing that it had reached an agreement with ImClone Systems Incorporated to co-develop and co-promote a cancer drug in the United States, Canada and Japan and to acquire through tender offer approximately 19.9% of the outstanding shares of the Company.

  * Indicates brand names of products which are trademarks owned by the company

GLUCOPHAGE, GLUCOPHAGE XR and GLUCOVANCE are trademarks owned by

Lipha SA PLAVIX, AVAPRO and CURE are trademarks owned by Sanofi-Synthelabo

ERBITUX is a trademark owned by ImClone Systems Incorporated

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRISTOL-MYERS SQUIBB COMPANY
(Registrant)

Date: November 14, 2001	By: /s/ Curtis L. Tomlin
Curtis L. Tomlin Vice President and Controller

Date: November 14, 2001	By: /s/ Harrison M. Bains, Jr.
Harrison M. Bains, Jr. Vice President and Treasurer

Exhibit No. 15

Securities and Exchange Commission

450 Fifth Street, N.W.

Washington, D.C. 20549

Commissioners:

We are aware that our report dated October 23, 2001, except as to the discussion of the ImClone transaction described in the first and second paragraphs of note 8, which is as of November 1, 2001, on our review of interim financial information of Bristol-Myers Squibb Company (the "Company") as of and for the period ended September 30, 2001 and included in the Company's quarterly report on Form 10-Q for the quarter then ended is incorporated by reference in its Registration Statements on Form S-8 (Nos. 33-30856, 33-38411, 33-38587, 33-44788, 333-47403, 33-52691, 33-30756-02, 33-58187, 333-02873 and 333-65424), Form S-4 (No. 333-09519) and Form S-3 (Nos. 33-33682, 33-62496, 333-65444 and 333-49227).

Such report is not a "report" or "part" of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the independent accountants' liability under Section 11 does not extend to such report.

Very truly yours,

PricewaterhouseCoopers LLP

New York, New York

November 14, 2001