Form 10-K405
period 2001-12-31
BRISTOL MYERS SQUIBB CO
filed 2002-04-01
CIK 14272

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]        No        [  ]

The aggregate market value of voting stock held by non-affiliates of the registrant as of February 28, 2002 was $91,009,872,502. At February 28, 2002, there were 1,936,675,006 shares of common stock outstanding.

Documents incorporated by reference

Portions of the 2002 Proxy Statement to be filed on or before April 5, 2002. Part III

PART I

Item 1. BUSINESS.

DESCRIPTION OF BRISTOL-MYERS SQUIBB COMPANY

General:

Bristol-Myers Squibb Company ("Bristol-Myers Squibb" or the "Company") was incorporated under the laws of the State of Delaware in August 1933 under the name Bristol-Myers Company as successor to a New York business started in 1887. In 1989, the Bristol-Myers Company changed its name to Bristol-Myers Squibb Company, as a result of a merger. The Company, through its divisions and subsidiaries, is a major producer and distributor in one significant business segment—medicines. Operations of the Nutritional and ConvaTec businesses are not material to the financial statements. In general, the business of the Company is not seasonal.

In 2000, the Company announced the planned divestiture of its Clairol and Zimmer businesses. Accordingly, the operations of these businesses have been reflected as discontinued operations in the accompanying financial statements. On November 15, 2001, the Company completed the sale of Clairol for $4.95 billion and on August 6, 2001, the Company spun off Zimmer Holdings, Inc., in a tax-free distribution.

In October 2001, the Company acquired the DuPont Pharmaceuticals business for cash of $7.8 billion. DuPont Pharmaceuticals is primarily a domestic pharmaceutical and imagery product business focused on research and development. In addition, in November 2001, the Company purchased 14.4 million shares of ImClone Systems, Inc. ("ImClone") for $70 per share, which represented 19.9% of the shares outstanding just prior to the commencement of the public tender offer. The completion of the public tender offer is part of a strategic agreement between the Company and ImClone that also includes an arrangement to codevelop and copromote an investigational cancer drug, Erbitux. These transactions were financed with proceeds from the issuance of $1.5 billion of commercial paper, issuance of $5.0 billion of medium-term notes and internal cash flows.

Sales of selected products and product categories from continuing operations are as follows:

	2001	2000	1999
PRAVACHOL*	$2,173	$1,817	$1,704
GLUCOPHAGE	2,049	1,732	1,317
Oncology Therapeutics Network	1,433	1,080	894
PLAVIX	1,350	903	547
Infant formulas	1,255	1,212	1,233
TAXOL*	1,197	1,592	1,481
PARAPLATIN*	702	690	600
ZERIT*	546	618	605
AVAPRO	510	381	255
MONOPRIL*	458	442	424
Ostomy	450	428	449
SERZONE*	409	360	332
CEFZIL*	363	391	402
BUSPAR*	338	709	605
GLUCOVANCE	330	110	—
TEQUIN*	320	131	30
GLUCOPHAGE XR	303	50	—
CAPOTEN/CAPOZIDE	285	356	484
VIDEX*	259	202	205
Wound Care	252	232	238

PRAVACHOL*	pravastatin sodium, an HMG Co-A reductase inhibitor indicated for primary hypercholestermia. Patents expire in the U.S. in October 2005 and in international markets from 2000 through 2010.
GLUCOPHAGE/ GLUCOPHAGE XR/ GLUCOVANCE
metformin, an oral anti-diabetes agent for type 2 non-insulin-dependent diabetes. Hatch-Waxman exclusivity expired for GLUCOPHAGE in September 2000, however generic metformin did not become available in the U.S. until January 2002. Hatch-Waxman data protection will expire for GLUCOPHAGE XR in October 2003 and GLUCOVANCE in July 2003.
Oncology Therapeutics Network	A specialty distributor of anti-cancer medicines and related products.
PLAVIX	clopidogrel, a platelet inhibitor, codeveloped and jointly marketed with Sanofi-Synthelabo.
TAXOL*
paclitaxel, used in the treatment of refractory ovarian cancer, first-line treatment of ovarian cancer in combination with cisplatin, second-line treatment of AIDS- related Kaposi's Sarcoma, treatment of metastatic breast cancer after failure of combination chemotherapy, adjuvant treatment of node positive breast cancer and in the treatment of non-small cell lung carcinoma with cisplatin. Reference is made to Item 3 Legal Proceedings in Part I of this Form 10-K Annual Report and to Note 18 Litigation in Part II, Item 8, of this Form 10-K Annual Report.
PARAPLATIN*	carboplatin, a chemotherapeutic agent used in the treatment of ovarian cancer. Patent expired in France in June 2000 and expires in the U.S. in April 2004.
ZERIT*	stavudine, used in the treatment of persons with advanced HIV disease. Patent expires in the U.S. in June 2008 and internationally from 2007 through 2011.
AVAPRO	irbesartan, an angiotensin II receptor antagonist indicated for the treatment of hypertension, codeveloped and jointly marketed with Sanofi-Synthelabo.
MONOPRIL*
fosinopril sodium, a second-generation ACE inhibitor with once-a-day dosing indicated for the treatment of hypertension. Composition of matter U.S. patent expires in December 2002 and in international markets from 2001 through 2008.
SERZONE*	nefazodone, an antidepressant treatment. Patent expires in the U.S. in March 2003 and internationally from 2002 through 2010.
CEFZIL*	cefprozil, an oral cephalosporin used in the treatment of respiratory infections and sinusitis. U.S. patent expires in December 2005 and in international markets from 2003 through 2008.
BUSPAR*
buspirone, a novel anti-anxiety agent for persistent anxiety with or without accompanying depressive symptoms. The U.S. anxiolytic use patent expired on May 22, 2000. The Food and Drug Administration granted the Company an additional six months exclusivity based on its performance of pediatric studies. Patents outside of the U.S. expired in 1999. Reference is made to Item 3 Legal Proceedings in Part I of this Form 10-K Annual Report and to Note 18 Litigation in Part II, Item 8, of this Form 10-K Annual Report.

TEQUIN*
gatifloxacin, an advanced quinolone anti-infective. Patents expire in the U.S. in December 2007, with an expected patent term extension to 2009, and internationally from January 2003 through June 2017.
CAPOTEN/CAPOZIDE	captopril, an angiotensin converting enzyme (ACE) inhibitor. Patents have expired in the U.S. and in all significant international markets.
VIDEX*
didanosine, an antiretroviral drug used in the treatment of adult and pediatric patients with advanced human immunodeficiency virus (HIV) infection. Patent expires in the U.S. in August 2006 and internationally from 2006 through 2009. The patent is held by the National Institutes of Health. The Company's license under the patent became non-exclusive in October 2001.
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

PATENTS, TRADEMARKS AND LICENSES

The Company owns or is licensed under a number of patents in the United States and foreign countries covering products, and has also developed many brand names and trademarks for products. The Company considers the overall protection of its patent, trademark and license rights to be of material value and acts to protect these rights from infringement. U.S. patents that are expected to expire in the next three years include the composition of matter patents for MONOPRIL* (December 2002) and SERZONE* (March 2003). In addition, a use patent for PARAPLATIN* will expire in April 2004. Hatch-Waxman data protection will expire for GLUCOPHAGE XR in October 2003 and GLUCOVANCE in July 2003. All of these expiry dates could be extended by an additional six months under the pediatric extension, upon the completion and acceptance of pediatric studies by the U.S Food and Drug Administration (FDA) in advance of the expiration. The Company believes that no single patent or license is of material importance in relation to the business as a whole.

COMPETITION, DISTRIBUTION AND CUSTOMERS

The markets in which Bristol-Myers Squibb competes are generally broad-based and highly competitive. The principal means of competition utilized to market the products of Bristol-Myers Squibb include quality, service, price and product performance. Pharmaceutical products and the products of ConvaTec are promoted on a national and international basis in medical journals and directly to the medical profession. The Company is also utilizing direct-to-consumer advertising for a number of its pharmaceutical products. Most of the other products of Bristol-Myers Squibb are generally advertised and promoted on a national and international basis through the use of television, radio, print media, consumer offers, and window and in-store displays. Bristol-Myers Squibb's products are principally sold to the wholesale and retail trade both nationally and internationally. Certain products are also sold to other drug manufacturers, hospitals and the medical profession. Three wholesalers accounted for approximately 45% of net sales from continuing operations in 2001.

RESEARCH AND DEVELOPMENT

Research and development is essential to Bristol-Myers Squibb's business. Pharmaceutical research and development is carried out by the Bristol-Myers Squibb Pharmaceutical Research Institute, which has major facilities in Princeton, Hopewell and New Brunswick, New Jersey; Wilmington, Delaware and Wallingford, Connecticut. Pharmaceutical research and development is also carried out at various other facilities in the United States and in Belgium, Canada, France, Italy and the United Kingdom.

Management continues to emphasize leadership, innovation and productivity as strategies for success in the Research Institute.

Bristol-Myers Squibb, excluding DuPont and ImClone, spent $2,124 million in 2001, $1,939 million in 2000 and $1,759 million in 1999 on Company sponsored research and development activities. On this basis, pharmaceutical research and development spending, as a percentage of pharmaceutical sales, was 13.5% in 2001 compared with 13.0% in 2000 and 12.6% in 1999.

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

EMPLOYEES

Bristol-Myers Squibb employees from continuing operations were approximately 46,000 people at December 31, 2001.

DOMESTIC AND FOREIGN OPERATIONS

Reference is made to Note 13 Financial Instruments, and Note 14 Segment Information in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K Annual Report.

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

Item 2. PROPERTIES.

Bristol-Myers Squibb's world headquarters is located at 345 Park Avenue, New York, New York, where it leases approximately 460,000 square feet of floor space, approximately 215,000 square feet of which is sublet to others.

Bristol-Myers Squibb manufactures products at thirty-seven major worldwide locations with an aggregate floor space of approximately 13,300,000 square feet. All facilities are owned by Bristol-Myers Squibb. The following table illustrates the geographic location of the Company's significant manufacturing facilities.

United States	14
Europe, Mid East and Africa	10
Other Western Hemisphere	6
Pacific	7

Total	37

Portions of these facilities and other facilities owned or leased by Bristol-Myers Squibb in the United States and elsewhere are used for research, administration, storage and distribution. Bristol-Myers Squibb's facilities are well maintained, adequately insured and in satisfactory condition.

Item 3. LEGAL PROCEEDINGS.

Various lawsuits, claims and proceedings of a nature considered normal to its businesses are pending against the Company and certain of its subsidiaries. The most significant of these are described below.

Reference is made to Note 18 Litigation in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K Annual Report.

BREAST IMPLANT LITIGATION

The Company, together with its subsidiary Medical Engineering Corporation (MEC) and certain other companies, remains a defendant in a number of claims and lawsuits alleging damages for personal injuries of various types resulting from polyurethane-covered breast implants and smooth-walled breast implants formerly manufactured by MEC or a related company. The vast majority of claims against the Company in direct lawsuits have been resolved through settlements or trial. Likewise, claims or potential claims against the Company registered in the nationwide class action settlement approved by the Federal District Court in Birmingham, Alabama (Revised Settlement), have been or will be resolved through the Revised Settlement. The Company expects it will be able to address all remaining claims or potential claims through its product liability reserves.

TAXOL* LITIGATION

In 1997 and 1998, the Company filed several lawsuits alleging that a number of generic drug companies infringed its patents covering methods of administering paclitaxel when they filed Abbreviated New Drug Applications seeking regulatory approval to sell paclitaxel. These actions were consolidated for discovery in the U.S. District Court for the District of New Jersey (District Court). The Company did not assert a monetary claim against any of the defendants, but sought to prevent the defendants from marketing paclitaxel in a manner that violates the Company's patents. The defendants asserted that they did not infringe the Company's patents and that these patents are invalid and unenforceable.

In early 2000, the District Court invalidated most claims of the Company's patents. On April 20, 2001, the U.S. Court of Appeals for the Federal Circuit affirmed the District Court's summary judgment of the invalidity of all but two claims of the patents at issue. Those two claims relate to the low-dose, three-hour administration of paclitaxel in which the patient is given a specified regimen of premedicants before the administration of paclitaxel. The appellate court remanded those two claims to the District Court for further proceedings. In 2001 the Company filed an additional patent infringement suit against another company seeking to market generic paclitaxel.

In September 2000, one of the defendants received final approval from the U.S. Food and Drug Administration (FDA) for its Abbreviated New Drug Application for paclitaxel and is marketing the product. Additional final approvals have since been announced by the FDA and sales of additional generic products have begun.

Some of the defendants asserted counterclaims seeking damages for alleged antitrust and unfair competition violations. The Company believed its patents were valid when it filed the suits, and the counterclaims asserted are believed to be without merit. Since the filing of the suits, six private actions have been filed by parties alleging antitrust, consumer protection and similar claims relating to the Company's actions to obtain and enforce patent rights. The plaintiffs seek declaratory judgment, damages (treble and/or punitive where allowed), disgorgement and injunctive relief. In September 2000, the Federal Trade Commission initiated an investigation relating to paclitaxel. Various state attorneys general have also initiated investigations regarding paclitaxel. At this time, none of these federal and state agencies has brought any claims against the Company relating to paclitaxel, nor have they indicated whether any such claims will be brought. The Company is cooperating in these investigations.

The lawsuits with four of the defendants have been settled with defendants agreeing to drop all claims against the Company relating to paclitaxel and the Company granting licenses to the four defendants under certain paclitaxel patent rights. The Company is considering its options with respect to the two remaining patent infringement defendants. It is not possible at this time to make a reasonable assessment as to the final outcome of these lawsuits and investigations. Nor is it possible to reasonably estimate the impact those litigations and investigations might have if the Company were not to prevail.

BUSPAR* LITIGATION

On November 21, 2000, the Company obtained a patent, U.S. Patent No. 6,150,365 ("365 patent"), relating to a method of using BUSPAR* or buspirone. The Company submitted timely information relating to the "365 patent" to the FDA for listing in an FDA publication commonly known as the "Orange Book," and the FDA thereafter listed the patent in the Orange Book.

Delisting Suits. Generic-drug manufacturers sued the FDA and the Company to compel the delisting of the "365 patent" from the Orange Book. Although one district court declined to order the delisting of the "365 patent", another ordered the Company to cause the delisting of the patent from the Orange Book. The Company complied with the court's order but appealed the decision to the United States Court of Appeals for the Federal Circuit. The Federal Circuit reversed the district court that ordered the delisting.

Patent Suits. The Company is seeking to enforce the "365 patent" in actions against two generic drug manufacturers.

Antitrust Suits. Following the delisting of the "365 patent" from the Orange Book, a number of purchasers of buspirone and several generic drug makers filed lawsuits against the Company alleging that it improperly triggered statutory marketing exclusivity. The attorneys general of 29 states and Puerto Rico have also filed suit against the Company with parallel allegations. Some of the private plaintiffs have amended their allegations to include charges that a 1994 agreement between the Company and a generic company improperly blocked the entry of generic buspirone to the market. The central issues raised by these cases are whether the Company improperly caused the listing of the "365 patent" in the Orange Book and whether the 1994 agreement was improper. Plaintiffs seek declaratory judgment, damages (treble and/or punitive where allowed), disgorgement and injunctive relief.

Multidistrict Litigation (MDL) proceedings. The Judicial Panel on MDL granted the Company's motions to have all of the patent and antitrust cases consolidated in a single forum. The court before which the buspirone litigations are now pending issued two opinions dated February 14, 2002. In the first opinion, the court found that the "365 patent" does not cover uses of buspirone and therefore is not infringed. In the second opinion, the court denied the Company's motion to dismiss the federal antitrust and state law claims against the Company. The second opinion allows the claims against the Company to proceed, except as to federal antitrust claims for damages accrued more than four years before the filing of the complaints.

Government Investigations. The Federal Trade Commission and a number of state attorneys general have initiated investigations concerning the listing of the "365 patent" in the Orange Book. The Company is cooperating in these investigations. A number of attorneys general, but not all of them, filed an action against the Company, as noted earlier.

It is not possible at this time to make a reasonable assessment as to the final outcome of these lawsuits and investigations. If the Company were not to prevail in final, non-appealable determinations of these litigations and investigations, the impact on the Company could be material.

VANLEV* LITIGATIONS

In April, May and June 2000, the Company, its former chairman of the board and chief executive officer, Charles A. Heimbold, Jr., and its chief scientific officer, Peter S. Ringrose, Ph.D., were named as defendants in a number of class action lawsuits alleging violations of federal securities laws and regulations. These actions have been consolidated into one action for pretrial proceedings in the U.S. District Court for the District of New Jersey. The plaintiff claims that the defendants disseminated materially false and misleading statements and failed to disclose information concerning the safety and expected availability of its product VANLEV during the period November 8, 1999, through April 19, 2000. The plaintiff seeks compensatory damages, costs and expenses.

In March 2002, the Company and its Chairman and Chief Executive Officer, Peter R. Dolan, were named as defendants in a purported securities class action lawsuit alleging violations of federal securities laws and regulations. The action is pending in the U.S. District Court for the Southern District of New York. The plaintiffs allege that the defendants disseminated materially false and misleading statements and failed to disclose safety data of its product VANLEV during the period September 25, 2001, through March 19, 2002. The plaintiffs seek compensatory damages, costs and expenses.

It is not possible at this time to make a reasonable assessment of the final outcome of these matters or the amount of damages if the Company were not to prevail.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to security holders during this period.

PART IA

EXECUTIVE OFFICERS OF THE REGISTRANT

Listed below is information on executive officers of the Company as of March 22, 2002. Executive officers are elected by the Board of Directors for an initial term which continues until the first Board meeting following the next annual meeting of stockholders and thereafter are elected for a one-year term or until their successors have been elected. All executive officers serve at the pleasure of the Board of Directors.

Name and Current Position	Age	Employment History for the Past 5 Years
Peter R. Dolan Chairman of the Board and Chief Executive Officer	46
		1997 to 1998—President, Pharmaceutical Group, a division of the Company. 1998 to 2000—Senior Vice President, Strategy and Organizational Effectiveness, Corporate Staff of the Company. 2000—President and Director of the Company. 2001 to present—Chairman of the Board and Chief Executive Officer of the Company.
Harrison M. Bains Vice President, Tax & Treasury, Corporate Staff	58	1988 to 2002—Vice President and Treasurer, Corporate Staff of the Company. 2002 to present—Vice President, Tax & Treasury, Corporate Staff of the Company.
Stephen E. Bear Senior Vice President, Human Resources, Corporate Staff	50	1997 to 1998—President, Worldwide Consumer Medicines, a division of the Company. 1998 to 1999—Vice President, Strategic Business Development, Worldwide Beauty Care/Nutritional & Medical Devices, Corporate Staff of the Company. 1999 to 2001—Vice President, Marketing and Business Development of the New York Botanical Gardens, a non-profit organization. 2001 to present—Senior Vice President, Human Resources, Corporate Staff. Mr. Bear is a member of the Executive Committee.
Andrew G. Bodnar, M.D. Senior Vice President, Medical and External Affairs, Corporate Staff	54	1995 to 1998—Vice President, Medical & Legal Affairs, Corporate Staff of the Company. 1998 to 1999—Vice President, Strategic Business Development, Worldwide Medicines Group, a division of the Company. 2000 to 2001—Vice President, Medical and External Affairs, Corporate Staff of the Company. 2001 to present—Senior Vice President, Medical and External Affairs, Corporate Staff of the Company. Dr. Bodnar is a member of the Executive Committee.
Wendy L. Dixon Chief Marketing Officer and President, Global Marketing	46	1996 to 2001—Vice President, Pfizer Inc. 2001—Senior Vice President, Pfizer Inc. 2001 to present—Chief Marketing Officer and President, Global Marketing, Worldwide Medicines Group, a division of the Company.
Donald J. Hayden Executive Vice President, Health Care Group	46	1997 to 1998—President, Intercontinental, Worldwide Medicines Group, a division of the Company. 1998 to 2000—Senior Vice President, Corporate Staff of the Company and President, Worldwide Medicines Group, a division of the Company. 2000 to 2001—Executive Vice President, e-Business & Strategy, Corporate Staff of the Company. 2001 to present—Executive Vice President, Health Care Group. Mr. Hayden is a member of the Executive Committee.

Tamar D. Howson Senior Vice President, Corporate Development, Corporate Staff	53	1996 to 1998—Senior Vice President and Director, Worldwide Business Operations of SmithKline Beecham Corporation, a health care company. 1998 to 2000—Senior Vice President and Director, Business Development of SmithKline Beecham Corporation. 2000 to 2001—biotechnology consultant to chief executive officers and other business executives. 2001 to present—Senior Vice President, Corporate Development, Corporate Staff of the Company. Ms. Howson is a member of the Executive Committee.
George P. Kooluris Senior Vice President, Corporate Development, Corporate Staff	57	1994 to present—Senior Vice President, Corporate Development, Corporate Staff of the Company.
Richard J. Lane Executive Vice President, Corporate Staff and President, Worldwide Medicine Group	51	1997 to 1998—President, U.S. Pharmaceuticals, a division of the Company. 1998 to 2000—President, U.S. Medicines and Global Pharmaceutical Group, a division of the Company. 2000 to present—Executive Vice President, Corporate Staff of the Company and President, Worldwide Medicines Group, a division of the Company. Mr. Lane is a member of the Executive Committee.
Sandra Leung Corporate Secretary and Head of the Office of Corporate Conduct, Corporate Staff	41	1997 to 1999—Associate Counsel, Corporate Staff of the Company. 1999 to present—Secretary, Corporate Staff, and Head of the Office of Corporate Conduct since 1999.
John L. McGoldrick Executive Vice President and General Counsel, Corporate Staff	61	1997 to 1998—General Counsel and Senior Vice President, Law and Strategic Planning, Corporate Staff of the Company. 1998 to 2000—General Counsel and Senior Vice President, Corporate Staff of the Company and President, Medical Devices Group, a division of the Company. 2000 to 2001—Executive Vice President and General Counsel of the Company, President, Medical Devices Group, a division of the Company. 2001 to present—Executive Vice President and General Counsel, Corporate Staff of the Company. Mr. McGoldrick is a member of the Executive Committee.
Peter S. Ringrose, Ph.D Chief Scientific Officer, Corporate Staff and President, Bristol-Myers Squibb Company Pharmaceutical Research Institute	55	1997 to 2000—President, Bristol-Myers Squibb Pharmaceutical Research Institute, a division of the Company. 2000 to present—Chief Scientific Officer, Corporate Staff of the Company and President, Bristol-Myers Squibb Pharmaceutical Research Institute, a division of the Company. Dr. Ringrose is a member of the Executive Committee.
Frederick S. Schiff Senior Vice President and Chief Financial Officer, Corporate Staff	54	1997 to 2000—Vice President, Financial Operations and Controller, Corporate Staff of the Company. 2000 to 2001—Senior Vice President, Financial Operations & Controller. 2001 to present—Senior Vice President and Chief Financial Officer. Mr. Schiff is a member of the Executive Committee.

Elliott Sigal, M.D., Ph.D Senior Vice President, Drug Discovery & Exploratory Development, Bristol-Myers Squibb Company Pharmaceutical Research Institute	50	1997 to 1999—Vice President, Applied Genomics, Pharmaceutical Research Institute, a division of the Company. 1999 to 2001—Senior Vice President, Early Discovery and Applied Technology, Pharmaceutical Research Institute, a division of the Company. 2001 to present—Senior Vice President, Drug Discovery & Exploratory Development, Pharmaceutical Research Institute, a division of the Company. Dr. Sigal is a member of the Executive Committee.
John L. Skule Senior Vice President, Corporate and Environmental Affairs, Corporate Staff	58	1993 to 1997—Vice President, Public Affairs, Corporate Staff of the Company. 1998 to present—Senior Vice President, Corporate and Environmental Affairs, Corporate Staff of the Company. Mr. Skule is a member of the Executive Committee.
Curtis L. Tomlin Vice President and Controller, Corporate Staff	49	1996 to 1999—Vice President, Finance, Hercules Inc. 1999 to 2000—Vice President, Auditing Services, Pharmacia & Upjohn. 2000 to 2001—Vice President and Controller, Pharmacia Corporation, Monsanto Division. 2001 to present—Vice President and Controller, Corporate Staff of the Company.

PART II

Item 5.    MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

MARKET PRICES

Bristol-Myers Squibb common and preferred stocks are traded on the New York Stock Exchange and the Pacific Exchange, Inc. (symbol: BMY). A quarterly summary of the high and low market prices is presented below:

Common:

	2001		2000
	High	Low	High	Low
First Quarter	$71.50	$54.75	$68.50	$43.50
Second Quarter	59.85	52.10	66.50	49.50
Third Quarter	59.73	50.50	58.94	47.75
Fourth Quarter	59.70	49.00	73.94	55.50

Preferred:

The Company's preferred stock traded at a high of $962 and a low of $857 during the second quarter of 2000. During all four quarters of 2001, and the first, third and fourth quarters of 2000, there were no trades of the Company's preferred stock.

HOLDERS OF COMMON STOCK

The approximate number of record holders of common stock at December 31, 2001 was 107,626.

The number of record holders is based upon the actual number of holders registered on the books of Bristol-Myers Squibb at such date and does not include holders of shares in "street names" or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

VOTING SECURITIES AND PRINCIPAL HOLDERS

Reference is made to the 2002 Proxy Statement to be filed on or before April 5, 2002 with respect to voting securities and principal holders which is incorporated herein by reference and made a part hereof in response to the information required by Item 5.

DIVIDENDS

Dividend payments per share in 2001 and 2000 were:

	Common		Preferred
	2001	2000	2001	2000
First Quarter	$.275	$.245	$.50	$.50
Second Quarter	.275	.245	.50	.50
Third Quarter	.275	.245	.50	.50
Fourth Quarter	.275	.245	.50	.50

	$1.10	$.98	$2.00	$2.00

In December 2001, the Board of Directors of the Company declared a quarterly dividend of $.28 per share on the common stock of the Company, payable on February 1, 2002 to shareholders of record as of January 4, 2002. The 2002 indicated annual payment of $1.12 per share represents the thirtieth consecutive year that the Company has raised the dividend on its common stock.

Item 6.    SELECTED FINANCIAL DATA.

Five-Year Financial Summary

	Operating Results
	2001	2000	1999	1998	1997
	(in millions, except per share amounts)
Net Sales	$19,423	$18,216	$16,878	$15,061	$13,698

Expenses:
Cost of products sold	5,575	4,759	4,542	3,896	3,548
Marketing, selling and administrative	3,903	3,860	3,789	3,685	3,425
Advertising and product promotion	1,433	1,672	1,549	1,518	1,582
Research and development	2,259	1,939	1,759	1,506	1,322
Acquired in-process research and development(*)	2,744	—	—	—	—
Other(*)	523	508	81	818	83

	16,437	12,738	11,720	11,423	9,960

Earnings from Continuing Operations Before Income Taxes(*)	2,986	5,478	5,158	3,638	3,738
Provision for income taxes	459	1,382	1,369	888	994

Earnings from Continuing Operations(*)	$2,527	$4,096	$3,789	$2,750	$2,744

Earnings per common share
Basic(*)	$1.30	$2.08	$1.91	$1.38	$1.38

Diluted(*)	$1.29	$2.05	$1.87	$1.36	$1.34

Dividends per common share	1.10	.98	.86	.78	.76
(*)
Includes gain on sales of businesses before taxes of $315 million in 2001; $160 million in 2000; and $201 million in 1998. Includes special charges for acquired in-process research and development of $2,744 million and for expenses related to the DuPont and ImClone transactions, including loss from operations, amortization and interest expenses and other onetime costs of $246 million before taxes in 2001. Includes a provision for restructuring and other charges before taxes of $781 million in 2001; $508 million in 2000; $157 million in 1998; and $120 million in 1997. Includes special charges for prescription drug pricing litigation of $100 million and for pending and future product liability claims of $700 million before taxes in 1998.

Five-Year Financial Summary

	Financial Position at December 31**
	2001	2000	1999	1998	1997
	(in millions, except per share amounts)
Total assets	$27,057	$17,578	$17,114	$16,272	$14,977
Long-term debt	6,237	1,336	1,342	1,364	1,279
Average common shares outstanding —
Basic	1,940	1,965	1,984	1,987	1,992
Average common shares outstanding —
Diluted	1,965	1,997	2,027	2,031	2,042

Reference is made to Note 2 Discontinued Operations, Note 3 Acquisitions and Divestitures, Note 4 Restructuring, Note 7 Alliances and Investments and Note 18 Litigation, appearing in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K Annual Report.

**
Financial position data relates to the Company's assets and liabilities, including discontinued operations for the years 1997 through 2000.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Summary

The year 2001 was one of change for Bristol-Myers Squibb. Consistent with the strategy to become a more focused pharmaceutical Company, a number of transactions were completed during the year, including the divestiture of two nonpharmaceutical businesses: Clairol (beauty care) and Zimmer (orthopaedics). The results for these businesses have been reported as discontinued operations and excluded from consolidated sales and expenses for all years. In addition, in the fourth quarter 2001, the Company acquired the DuPont Pharmaceuticals business (DuPont) and made a 19.9% equity investment in a biotechnology company—ImClone Systems, Inc. (ImClone).

Including sales by DuPont, Bristol-Myers Squibb reported $19.4 billion in annual global sales for 2001, an increase of 7% (9% excluding foreign exchange) over 2000. Domestic sales, representing 68% of worldwide sales, increased 9% to $13.1 billion, while international sales increased 3% (8% excluding foreign exchange) to $6.3 billion. Sales for the Company, excluding sales by DuPont, were $19.1 billion, an increase of 5% (7% excluding foreign exchange) over 2000.

The Company's most important product lines made a significant contribution to the Company's sales growth. Many of these experienced double digit growth on a worldwide basis. During the year, the Company had four blockbuster products, each with annual sales in excess of $1 billion—PRAVACHOL*, GLUCOPHAGE, PLAVIX and TAXOL* (paclitaxel). In fact, PRAVACHOL* and GLUCOPHAGE each had annual sales in excess of $2 billion. The Company had 50 product lines with more than $50 million in annual sales, including 28 with more than $100 million in annual sales and four with more than $500 million in annual sales.

Earnings from continuing operations before income taxes increased 11% to $6.4 billion from $5.8 billion in 2000 on a stand-alone basis, which excludes the effects of the DuPont and ImClone transactions and nonrecurring items. On this basis, net earnings increased 10% to $4.7 billion; basic and diluted earnings per share increased 11% to $2.44 and 12% to $2.41, respectively. Net earnings for the total Company (continuing and discontinued operations) increased 11% to $5.2 billion in 2001. On this same basis, basic and diluted earnings per share increased 13% to $2.70 and $2.67, respectively.

Bristol-Myers Squibb's financial position remains strong. At December 31, 2001, the Company held almost $5.7 billion in cash, time deposits and marketable securities. Cash provided from operating activities reached $5.4 billion in 2001. In connection with the DuPont and ImClone transactions, the Company issued $5.0 billion of notes of which $2.5 billion matures in 2006 and $2.5 billion matures in 2011 with coupon interest rates of 4.75% and 5.75%, respectively. Returns to shareholders included dividend distributions of $2.1 billion and stock repurchases of $1.6 billion. Dividends per common share were $1.10 in 2001, increasing from $0.98 per share paid in 2000. In December 2001, the Company announced a dividend increase, the 30th consecutive year that dividends have increased. The 2002 indicated annual payment is $1.12 per common share, a 2% increase over 2001. As further evidence of its strong financial position, Bristol-Myers Squibb is one of only seven U.S. industrial companies to receive a AAA credit rating from both Moody's and Standard & Poor's investment rating agencies.

In 2001, consistent with our mission to extend and enhance human life, by developing the highest-quality products, the Company on a stand-alone basis invested $2.1 billion in research and development, a 10% growth over 2000. Research and development dedicated to pharmaceutical products increased 11% over 2000, with a compound annualized growth in spending of 14% over the past five years. That continuing investment led to the discovery of innovative new products and the development of new indications for existing products in 2001 that led to twelve regulatory filings, including VANLEV* for hypertension, ARIPIPRAZOLE for schizophrenia and PLAVIX for acute coronary syndrome. In addition, the Company received seven regulatory approvals for supplemental submissions, including TEQUIN* for short-course (five-day) regimen.

U.S. patents that are expected to expire in the next three years include the composition of matter patents for MONOPRIL* (December 2002) and SERZONE* (March 2003). In addition, a use patent for PARAPLATIN* will expire in April 2004. Hatch-Waxman data protection will expire for GLUCOPHAGE XR in October 2003 and GLUCOVANCE in July 2003. All of these expiry dates could be extended by an additional six months under the pediatric extension, upon the completion and acceptance of pediatric studies by the U.S Food and Drug Administration (FDA) in advance of the expiration.

In October 2001, the Company acquired the DuPont Pharmaceuticals business from E. I. duPont de Nemours and Company for $7.8 billion. In 2001, the Company also announced a collaboration agreement with Exelixis, Inc., to create a new generation of cancer drugs that selectively destroy cancers that harbor defects in tumor-suppressed gene pathways.

In September 2001, the Company entered into a commercial agreement with ImClone to codevelop and copromote an investigational cancer drug, Erbitux. Under the commercial agreement, the Company was required to pay ImClone an aggregate of $1 billion upon the achievement of three milestones, of which $200 million was paid in 2001. In November 2001, the Company also purchased 14.4 million shares of ImClone for $70 per share, which represented approximately 19.9% of the ImClone shares outstanding just prior to the commencement of the public tender offer.

On December 28, 2001, ImClone announced that the FDA refused to accept for filing the Biologics License Application (BLA) that had been submitted by ImClone for Erbitux. The BLA had been submitted to gain marketing approval to treat irinotecan-refractory colorectal carcinoma.

On January 18, 2002, the Subcommittee on Oversight and Investigations of the House Energy and Commerce Committee announced it is investigating questions about the conduct of ImClone in the development of Erbitux. On January 25, 2002, ImClone announced it had received an informal inquiry from the Securities and Exchange Commission as well as inquiries from the Justice Department and the aforementioned subcommittee. The Company will cooperate with these investigations.

The Company and ImClone met with the FDA in February 2002 and are currently evaluating next steps.

On March 5, 2002, the agreement with ImClone was revised to reduce the total payments to $900 million from $1 billion. Under the new agreement the Company paid ImClone $140 million in the first quarter of 2002 and will pay ImClone $60 million in March 2003 and an aggregate of $500 million upon the achievement of two milestones. Also under the agreement, the Company will pay ImClone a distribution fee based on a flat rate of 39% of product revenues in North America.

The carrying value of the Company's approximately 19.9% equity investment in ImClone was $481 million as of December 31, 2001. On a per-share basis, the carrying value of the Company's ImClone investment and the closing market value of ImClone shares as of December 31, 2001, were $33.40 and $46.46, respectively. Given the FDA's December 28, 2001, action and the market value of ImClone shares since December 31, 2001 ($19.58 per share as of January 24, 2002), it is possible that the Company could recognize a charge for impairment of the investment in ImClone in future periods based upon further developments of the status of Erbitux and the market value of ImClone.

Net Sales

Sales increased 7% in 2001 to $19.4 billion, including the sales from the DuPont acquisition. Domestic sales increased 9% in 2001 and 14% in 2000, while international sales increased 3% in 2001 (8% excluding foreign exchange) and decreased 2% in 2000 (a 5% increase excluding foreign exchange). On a stand-alone basis, excluding sales from the DuPont acquisition, sales increased 5% in 2001 to $19.1 billion compared with increases of 8% and 12% in 2000 and 1999, respectively. The consolidated sales growth in

2001, on a stand-alone basis, resulted from a 5% increase due to volume, a 2% increase due to changes in selling prices and a 2% decrease due to foreign exchange rate fluctuations. In 2000, the 8% increase in sales reflected an 8% increase due to volume, a 3% increase due to changes in selling prices and a 3% decrease due to foreign exchange rate fluctuations. In 1999, the 12% increase in sales reflected an 11% increase due to volume, a 2% increase due to changes in selling prices and a 1% decrease due to foreign exchange rate fluctuations. In general, the business of the Company is not seasonal.

A significant portion of the Company's domestic pharmaceutical sales is made to wholesalers. As a result, the financial results and quarterly comparisons are affected by fluctuations in the buying patterns of these major wholesalers and the corresponding changes in inventory levels maintained by these wholesalers. These changes may not reflect underlying prescriber demand. While the Company cannot verify wholesaler inventory levels, the Company believes average wholesaler inventories of products in the U.S. increased during 2001 by approximately four weeks of its average sales to these wholesalers primarily due to sales incentives offered by the Company to them. As a result, the Company estimates the Company's 2001 domestic pharmaceutical sales included approximately four weeks of additional sales. The Company believes current inventories of its products held by wholesalers in the U.S. significantly exceed levels the Company considers desirable on a going-forward basis. The Company is in the process of developing a plan to reduce these wholesaler inventory levels. The Company expects this reduction in wholesaler inventories to lower levels will negatively impact its financial results in future periods. The Company will make further disclosure later in April 2002 about the plans it is developing to reduce wholesaler inventory levels and the Company's expectations with respect to the likely impact on its financial results.

In 2001, worldwide pharmaceutical sales, on a stand-alone basis, increased 6% (8% excluding foreign exchange), with U.S. pharmaceutical sales up 8% over the prior year. Key pharmaceutical products and their sales include the following:

Sales of PRAVACHOL*, a cholesterol-lowering agent and the Company's largest-selling product, increased 20% to $2,173 million. Domestic sales increased 21% to $1,366 million, while international sales increased 17% (22% excluding foreign exchange) to $807 million. In December 2001, the FDA approved an 80-milligram version of PRAVACHOL*.

GLUCOPHAGE franchise sales increased 42% to $2,682 million. GLUCOPHAGE IR, the leading branded oral medication for treatment of non-insulin-dependent (type 2) diabetes, saw sales increase 18% to $2,049 million. The Company expects sales of GLUCOPHAGE IR will decline significantly because generic metformin became available in the U.S. in January 2002. GLUCOVANCE, a new oral combination drug, and GLUCOPHAGE XR Extended Release tablets had sales of $330 million and $303 million, respectively, compared with introductory sales in 2000 of $110 million and $50 million, respectively.

Sales of PLAVIX, a platelet aggregation inhibitor, increased 50% to $1,350 million, driven in part by the positive results of the CURE study (Clopidogrel in Unstable angina to prevent Recurrent ischemic Events), which were published in the New England Journal of Medicine in August 2001. Sales of AVAPRO, an angiotensin II receptor blocker for the treatment of hypertension, increased 34% to $510 million. AVAPRO and PLAVIX are cardiovascular products that were launched from the alliance between Bristol-Myers Squibb and Sanofi-Synthelabo.

Sales of TAXOL*, the Company's leading anticancer agent, decreased 25% to $1,197 million. International sales increased 8% (15% excluding foreign exchange) to $652 million, led by strong sales in Japan and France. Domestic sales decreased 45% to $545 million due to generic competition.

Sales of PARAPLATIN*, which is used in combination therapy for the treatment of ovarian cancer, increased 2% to $702 million.

MONOPRIL*, a second-generation angiotensin converting enzyme (ACE) inhibitor, had increased sales of 4% reaching $458 million.

Sales of SERZONE*, a novel treatment for depression, increased 14% to $409 million.

Sales of BUSPAR*, an antianxiety agent, decreased 52% to $338 million due to generic competition.

Sales of TEQUIN*, a quinolone antibiotic, increased to $320 million from $131 million in 2000. In November 2001, the FDA approved TEQUIN* for short-course (five-day) regimen in treatment of acute bacterial exacerbation of chronic bronchitis.

Sales of VIDEX*, an antiretroviral agent, increased 28% to $259 million due to increased sales of VIDEX* EC enteric-coated beadlets, launched in 2000.

Sales from the Oncology Therapeutics Network, a specialty distributor of anticancer medicines and related products, increased 33% to $1,433 million.

Total infant formula sales increased 4% to $1,255 million. Worldwide sales of ENFAMIL*, the Company's largest-selling infant formula, increased 6% to $773 million.

Sales of ostomy products increased 5% (9% excluding foreign exchange) to $450 million, while sales of wound care products increased 9% (13% excluding foreign exchange) to $252 million.

Earnings

In 2001, earnings from continuing operations before income taxes increased 11% to $6,442 million from $5,826 million in 2000 on a stand-alone basis, which excludes the impact of the DuPont, ImClone and nonrecurring items described below. Net earnings, on this basis, increased 10% to $4,736 million compared with $4,309 million in 2000. Basic earnings per share increased 11% to $2.44 from $2.19 in the prior year, and diluted earnings per share increased 12% to $2.41 from $2.16. Net earnings margins increased to 24.8% in 2001 from 23.7% in 2000. In 2000, net earnings excluding the nonrecurring items described below were $4,309 million, a 14% increase over 1999. On this basis, basic earnings per share and diluted earnings per share increased 15% and 16%, respectively, over 1999, and net earnings margins increased to 23.7% in 2000 from 22.4% in 1999.

The Company recorded certain nonrecurring items (nonrecurring items) in 2001 and 2000 to earnings from continuing operations. The nonrecurring items included in 2001 were acquired in-process research and development charges of $2,744 million before taxes related to the DuPont and ImClone transactions, pretax expenses on the DuPont and ImClone transactions of $246 million (which includes the loss from operations, amortization and interest expenses and other onetime costs), a gain on sales of businesses (three branded pharmaceutical products—CORZIDE*, DELESTROGEN* and FLORINEF*; the licensing rights to CORGARD* in the U.S.; and its SOLAGE product line) of $315 million before taxes and restructuring and other charges of $781 million before taxes, related primarily to workforce reductions, contract sales force termination, exiting product lines and the downsizing and streamlining of business operations. In 2000, nonrecurring items include the gain on sales of businesses (three pharmaceutical products—ESTRACE CREAM*, OVCON 35* and OVCON 50*—and its SEA BREEZE* brand in Japan) of $160 million pretax, as well as restructuring charges of $508 million before taxes in connection with workforce reductions and asset write-downs related to the consolidation and closure of plants and facilities.

The effective income tax rate on earnings from continuing operations before income taxes was 15.4% in 2001 compared with 25.2% in 2000 and 26.5% in 1999. The decline in the effective income tax rate to 15.4% in 2001 is due to lower pretax income in the U.S. as a result of the write-off of acquired in-process research and development and other nonrecurring items. The effective income tax rate on earnings from continuing operations before income taxes, on a stand-alone basis, was 26.5% in 2001 compared with 26.0% in 2000, excluding nonrecurring items, and 26.5% in 1999. The effective income tax rate for 2001, on a stand-alone basis, increased as a result of lower production of TAXOL* and BUSPAR* in lower tax jurisdictions.

Expenses

Total costs and expenses, on a stand-alone basis excluding the impact of the DuPont and ImClone transactions and nonrecurring items, as a percentage of sales, improved over the last three years to 66.2% in 2001 compared with 68.0% in 2000 and 69.4% in 1999. Including DuPont, ImClone and nonrecurring items, continuing operations total cost and expenses, as a percentage of sales, were 84.6%.

Cost of products sold, as a percentage of sales, increased to 28.4% in 2001 from 26.1% in 2000 principally due to increased sales of lower-margin products from the Oncology Therapeutics Network and from a decline in higher-margin TAXOL* and BUSPAR* sales. Including DuPont, cost of products sold for continuing operations, as a percentage of sales, increased to 28.7%. In 2000, cost of products sold, as a percentage of sales, declined to 26.1% compared with 26.9% in 1999 principally due to manufacturing variances.

Advertising and promotion expenses decreased 14% from the prior year to $1,433 million in 2001 primarily due to lower spending on TAXOL* and BUSPAR*. In 2000, advertising and promotion expenses increased 8% from 1999 to $1,672 million. As a percentage of sales, 2001 advertising and promotion expenses decreased to 7.4%, while 2000 expenses remained at the 1999 level of 9.2%.

Marketing, selling and administrative expenses, as a percentage of sales, decreased to 20.1% in 2001 from 21.2% in 2000 and 22.4% in 1999. This decreasing trend is a result of continued improvement in cost-efficiencies. In 2001, the decline is also partially due to a reduction in sales force expenses.

The Company's investment in research and development, on a stand-alone basis, totaled $2,124 million in 2001, an increase of 10% over 2000, and as a percentage of sales, increased to 11.1% in 2001, compared with 10.6% in 2000 and 10.4% in 1999. This spending level reflects the Company's commitment to research over a broad range of therapeutic areas and to the clinical development of new products. In 2001, research and development spending dedicated to pharmaceutical products increased 11%, and was 13.5% of pharmaceutical sales compared with 13.0% and 12.6% in 2000 and 1999, respectively. Including DuPont and ImClone, research and development expenses increased 17% to $2,259 million, or 11.6% of sales.

As described in the notes to the financial statements, in 2001 the Company divested three pharmaceutical products—CORZIDE*, DELESTROGEN*, and FLORINEF*; the licensing rights to CORGARD* in the U.S.; ESTRACE* tablets; the Apothecon commodity business; and its SOLAGE product line. In 2000, the Company completed the sale of three pharmaceutical products—ESTRACE CREAM*, OVCON 35* AND OVCON 50*—as well as its SEA BREEZE* brand in Japan. In 1999, the Company completed the sale of Laboratori Guieu, SpA, an Italian-based gynecologic, pediatric and dermatologic products business. Also in 1999, the Company acquired CAL-C-TOSE*, a nutritional milk modifier product in Mexico.

Discontinued Operations

As described in Note 2 to the financial statements, in the fourth quarter 2001, the Company completed the sale of Clairol, which resulted in a pretax gain of $4.2 billion ($2.5 billion after taxes). The gain is included in the net gain on disposal of discontinued operations. Also in 2001, the Company spun off Zimmer Holdings, Inc., in a tax-free transaction, resulting in a common stock dividend of $203 million.

In 2000, the Company completed the sale of Matrix Essentials, Inc. (an affiliate of Clairol), resulting in a pretax gain of $402 million ($240 million after tax). The gain is included in the net gain on disposal of discontinued operations. Also in 2000, the Company recorded restructuring charges to discontinued operations of $34 million before taxes in connection with workforce reductions.

Net earnings from discontinued operations, which includes earnings only through the date of divestiture, decreased to $226 million in 2001 from $375 million in 2000 and $378 million in 1999.

Geographic Areas

Bristol-Myers Squibb products are available in virtually every country in the world. The Company's largest markets are the U.S., France, Japan, Germany, Italy and Canada.

Sales in the U.S. increased 9% in 2001. Products with strong growth included GLUCOPHAGE, PLAVIX, PRAVACHOL*, TEQUIN* and AVAPRO. TAXOL* and BUSPAR* sales declined due to generic competition. In 2000, sales in the U.S. increased 14% primarily due to the growth of GLUCOPHAGE, PLAVIX, BUSPAR*, PARAPLATIN* and AVAPRO.

Sales in Europe, Mid-East and Africa increased 6% in 2001. Excluding foreign exchange, sales increased 10% as a result of the strong growth of PRAVACHOL* and TAXOL* in France and Italy. In 2000, sales in Europe, Mid-East and Africa decreased 9%. Sales increased 3% excluding foreign exchange as a result of the growth of PRAVACHOL*, TAXOL*, AVAPRO and PLAVIX in France, Italy and Spain. These increases were partially offset by a decrease in CAPOTEN sales due to generic competition.

Sales in Other Western Hemisphere countries decreased 2% in 2001. Excluding foreign exchange, sales in the region increased 3%. The unfavorable impact of foreign exchange was felt primarily in Brazil. Growth was driven primarily by increased sales in Mexico. In 2000, sales in Other Western Hemisphere countries increased 3% (6% excluding foreign exchange) primarily as a result of growth in Canada due to increased sales of AVAPRO and ENFAMIL* and in Mexico, due to the growth of ENFAMIL* and CAL-C-TOSE*.

Sales in the Pacific region decreased 1% in 2001 (an 11% increase excluding foreign exchange). The unfavorable impact of foreign exchange was felt primarily in Japan. Products with strong growth included TAXOL* and PARAPLATIN* in Japan and nutritional products in the Philippines, Thailand and China. In 2000, Pacific region sales increased 12% (11% excluding foreign exchange) as a result of increases in BUFFERIN*, TAXOL* and PARAPLATIN*.

Financial Instruments

The Company is exposed to market risk due to changes in currency exchange rates and interest rates. To reduce that risk, the Company enters into certain derivative financial instruments, when available on a cost-effective basis, to hedge its underlying economic exposure. These instruments also are managed on a consolidated basis to efficiently net exposures and thus take advantage of any natural offsets. Derivative financial instruments are not used for trading purposes. Gains and losses on hedging transactions are offset by gains and losses on the underlying exposures being hedged.

Foreign exchange option contracts and forward contracts are used to hedge anticipated transactions. The Company's primary foreign currency exposures in relation to the U.S. dollar are the Japanese yen, euro, Mexican peso and Canadian dollar.

The table below summarizes the Company's outstanding foreign exchange contracts as of December 31, 2001. The fair value of foreign exchange option contracts is estimated by using the Black-Scholes model and is based on year-end currency rates. The fair value of foreign exchange forward contracts is based on year-end forward currency rates. The fair value of option contracts and forward contracts should be viewed in relation to the fair value of the underlying hedged transactions and the overall reduction in exposure to adverse fluctuations in foreign currency exchange rates.

Dollars in Millions, Except Per Share Amounts	Weighted Average Strike Price	Notional Amount	Fair Value	Maturity
Foreign Exchange Forwards:
Euro	0.90	$348	$3	2002/2003
Mexican Peso	9.92	219	(8)	2002
Japanese Yen	119.32	125	(3)	2002
British Pound	1.52	58	—	2002/2003
Taiwan Dollar	33.55	58	2	2002
Thai Baht	45.91	32	—	2002
Brazilian Real	2.59	29	3	2002
Hong Kong Dollar	7.81	23	—	2002
Argentine Peso	1.29	10	2	2002

Total Forwards		$902	$(1)
Foreign Exchange Options:
Japanese Yen	125.98	$318	$18	2002/2003
Canadian Dollar	1.54	117	4	2002
Australian Dollar	0.52	50	2	2002

Total Options		$485	$24

Total Contracts		$1,387	$23

At December 31, 2000, the Company held right-to-sell option contracts with an aggregate notional amount and fair value of $1,319 million and $73 million, respectively. These contracts primarily related to option contracts with the right to sell euros, Mexican pesos and Brazilian reals. Other contracts at December 31, 2000, primarily included option contracts with the right to buy Japanese yen for U.S. dollars, which had an aggregate notional amount and fair value of $76 million and $1 million.

The Company maintains cash and cash equivalents, time deposits and marketable securities with various financial institutions. These financial institutions are located primarily in the U.S. and Europe. Company policy is designed to limit exposure to any one financial institution.

Recently Issued Accounting Standards

In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective for fiscal years beginning after December 15, 2001. SFAS No. 144 addresses accounting models for use in determining the impairment of long-lived assets and the appropriate methodology for recording an impairment loss. The initial adoption of this accounting requirement will not have a material effect on the Company's consolidated financial statements.

In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside a business combination and the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition. Under the new rules, goodwill and indefinite-lived intangible assets will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. Application of the nonamortization provisions will not have a material effect on the Company's financial statements.

Goodwill associated with the DuPont and ImClone transactions and all future business combinations will not be amortized, but will instead be reviewed for impairment at least annually. The Company will adopt the new rules on accounting for goodwill and other intangible assets as of January 1, 2002.

Critical Accounting Policies

The critical accounting policies of the Company are described in Note 1 to the financial statements. The policies on investments, goodwill, and acquired in-process research and development are considered noteworthy because they involve estimates, judgments or significant transactions.

Financial Position

Cash and cash equivalents, time deposits and marketable securities totaled $5.7 billion at December 31, 2001, compared with $3.4 billion at December 31, 2000. Working capital was $3.5 billion at December 31, 2001, compared with $4.2 billion at December 31, 2000, resulting from higher accrued liabilities due to the restructuring reserves established in the current year. Cash and cash equivalents, time deposits, marketable securities and the conversion of other working-capital items are expected to fund the near-term operations of the Company.

Cash and cash equivalents, time deposits and marketable securities at December 31, 2001, were denominated primarily in U.S. dollar instruments with near-term maturities. The average interest yield on cash and cash equivalents was 2.0% at December 31, 2001, while interest yields on time deposits and marketable securities averaged 1.7%.

Short-term borrowings and long-term debt at December 31, 2001, are denominated primarily in U.S. dollars but also include Japanese yen long-term debt of $217 million.

Internally generated cash provided from operations was $5.4 billion in 2001, $4.7 billion in 2000 and $4.2 billion in 1999. Cash provided from operations continued to be the Company's primary source of funds to finance operating needs and expenditures for new plants and equipment. As part of the Company's ongoing commitment to improve plant efficiency and maintain superior research facilities, the Company has invested $2.3 billion in capital expansion over the past three years. Cash flow from operations also included product liability payments and pension contributions.

Cash provided from operations also was used over the past three years to pay dividends of $5.8 billion, to finance $5.3 billion of the Company's share repurchase program and to fund business acquisitions, including the purchase of patents and trademarks at a cost of $595 million. The Company's share repurchase program authorizes the Company to purchase common stock from time to time in the open market or through private transactions as market conditions permit.

During 2001, the Company purchased 27 million shares of common stock at a cost of $1.6 billion, bringing the total shares acquired since the program's inception to 367 million shares. During the past three years, the Company has repurchased 89 million shares at a cost of $5.3 billion.

Employment levels of 46,000 at December 2001 increased from prior-year levels of 44,000 as a result of the DuPont acquisition.

Forward Looking Information

This annual report on Form 10K (including documents incorporated by reference) and other written and oral statements the Company makes from time to time contain certain "forward-looking" statements within the meaning of the Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. You can identify these forward-looking statements by the fact they use words such as "should", "anticipate", "estimate", "may", "will", "project", "intend", "plan", "believe" and other words of similar meaning and expression in connection with any discussion of future operating or financial performance. One can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements are likely to relate to, among other things, our goals, plans and projections regarding our financial position, results of operations, market position and product development, which are based on current expectations that involve inherent risks and uncertainties, including factors that could delay, divert or change any of them in the next several years.

Although it is not possible to predict or identify all factors, they may including the following:

  •
  New government laws and regulations, such as (i) health care reform initiatives in the United States at the state and federal level and in other countries; (ii) changes in the FDA and foreign regulatory approval processes that may cause delays in approving, or preventing the approval of, new products; (iii) tax changes such as the phasing out of tax benefits heretofore available in the United States and certain foreign countries; and (iv) new laws, regulations and judicial decisions affecting pricing or marketing.

  •
  Competitive factors, such as (i) new products developed by competitors that have lower prices or superior performance features or that are otherwise competitive with Bristol-Myers Squibb's current products; (ii) generic competition as Bristol-Myers Squibb products mature and patents expire on products; (iii) technological advances and patents attained by competitors; and (iv) problems with licensors, suppliers and distributors; and business combinations among the Company's competitors or major customers.

  •
  Difficulties and delays inherent in product development, manufacturing and sale, such as (i) products that may appear promising in development may fail to reach market for numerous reasons, including efficacy or safety concerns, the inability to obtain necessary regulatory approvals and the difficulty or excessive cost to manufacture; (ii) seizure or recall of products; (iii) the failure to obtain, the imposition of limitations on the use of, or loss of patent and other intellectual property rights; (iv) failure to comply with Current Good Manufacturing Practices and other application regulations and quality assurance guidelines that could lead to temporary manufacturing shutdowns, product shortages and delays in product manufacturing; and (v) other manufacturing or distribution problems.

  •
  Legal difficulties, any of which can preclude or delay commercialization of products or adversely affect profitability, including (i) intellectual property disputes; (ii) adverse decisions in litigation, including product liability and commercial cases; (iii) the inability to obtain adequate insurance with respect to this type of liability; (iv) recalls of pharmaceutical products or forced closings of manufacturing plants; (v) government investigations; (vi) claims asserting violations of securities, antitrust and other laws; and (vii) environmental matters.

  •
  Increasing pricing pressures worldwide, including rules and practices of managed care groups and institutional and governmental purchasers, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical reimbursement and pricing in general.

  •
  Fluctuations in buying patterns of major distributors, retail chains and other trade buyers which may result from seasonality, pricing, wholesaler buying decisions or other factors.

  •
  Greater than expected costs and other difficulties related to the integration of DuPont Pharmaceuticals and unanticipated effects and difficulties of other acquisitions, dispositions and other events, including obtaining regulatory approvals occurring in connection with evolving business strategies.

  •
  Changes to advertising and promotional spending and other categories of spending that may affect sales.

  •
  Changes in the Company's structure resulting from acquisitions, divestitures, mergers, restructurings or other strategic initiatives.

  •
  Economic factors over which Bristol-Myers Squibb has no control such as changes of business and economic conditions including, but not limited to, changes in interest rates and fluctuation of foreign currency exchange rates.

  •
  Changes in business, political and economic conditions due to the recent terrorist attacks in the U.S., the threat of future terrorist activity in the U.S. and other parts of the world and related U.S. military action overseas.

  •
  Changes in accounting standards promulgated by the Financial Accounting Standards Board, the Securities and Exchange Commission or the American Institute of Certified Public Accountants, which may require adjustments to financial statements.

No assurance can be given that any goal or plan set forth in forward-looking statements can be achieved and readers are cautioned not to place undue reliance on such statements, which speak only as of the date made. Bristol-Myers Squibb undertakes no obligation to release publicly any revisions to forward-looking statement as a result of future events or developments.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED STATEMENT OF EARNINGS

(in millions, except per share amounts)

	Year Ended December 31,
EARNINGS
	2001	2000	1999
Net Sales	$19,423	$18,216	$16,878

Expenses:
Cost of products sold	5,575	4,759	4,542
Marketing, selling and administrative	3,903	3,860	3,789
Advertising and product promotion	1,433	1,672	1,549
Research and development	2,259	1,939	1,759
Acquired in-process research and development	2,744	—	—
Provision for restructuring and nonrecurring items	781	508	—
Gain on sales of businesses	(392)	(160)	—
Other	134	160	81

	16,437	12,738	11,720

Earnings from Continuing Operations Before Income Taxes	2,986	5,478	5,158
Provision for income taxes	459	1,382	1,369

Earnings from Continuing Operations	2,527	4,096	3,789
Discontinued Operations
Net earnings	226	375	378
Net gain on disposal	2,492	240	—

	2,718	615	378

Net Earnings	$5,245	$4,711	$4,167

Earnings Per Common Share
Basic
Earnings from Continuing Operations	$1.30	$2.08	$1.91
Discontinued Operations
Net earnings	.12	.19	.19
Net gain on disposal	1.28	.13	—

	1.40	.32	.19

Net Earnings	$2.70	$2.40	$2.10

Diluted
Earnings from Continuing Operations	$1.29	$2.05	$1.87
Discontinued Operations
Net earnings	.11	.19	.19
Net gain on disposal	1.27	.12	—

	1.38	.31	.19

Net Earnings	$2.67	$2.36	$2.06

Average Common Shares Outstanding
Basic	1,940	1,965	1,984
Diluted	1,965	1,997	2,027
Dividends Per Common Share	$1.10	$.98	$.86

The accompanying notes are an integral part of these financial statements.

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED STATEMENT OF

COMPREHENSIVE INCOME AND RETAINED EARNINGS

(in millions, except per share amounts)

	Year Ended December 31,
	2001	2000	1999
COMPREHENSIVE INCOME (LOSS)
Net Earnings	$5,245	$4,711	$4,167
Other Comprehensive Income:
Foreign currency translation, net of taxes of $(25) in 2001, $(5) in 2000, and $18 in 1999	48	(287)	(194)
Deferred losses on derivatives qualifying as hedges, net of taxes of $(37) in 2001	(62)	—	—

Total Other Comprehensive Income	(14)	(287)	(194)

Comprehensive Income	$5,231	$4,424	$3,973

RETAINED EARNINGS
Retained Earnings, January 1	$17,781	$15,000	$12,540
Net earnings	5,245	4,711	4,167

	23,026	19,711	16,707
Cash dividends	(2,137)	(1,930)	(1,707)
Zimmer Common Stock dividend	(203)	—	—

Retained Earnings, December 31	$20,686	$17,781	$15,000

The accompanying notes are an integral part of these financial statements.

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED BALANCE SHEET

ASSETS

(dollars in millions)

	December 31,
ASSETS	2001	2000
Current Assets:
Cash and cash equivalents	$5,500	$3,182
Time deposits and marketable securities	154	203
Receivables, net of allowances	3,949	3,662
Inventories	1,487	1,831
Prepaid expenses	1,259	946

Total Current Assets	12,349	9,824

Property, Plant and Equipment, net	4,879	4,548
Goodwill	5,200	1,436
Intangible Assets, net	2,247	384
Other Assets	2,382	1,386

Total Assets	$27,057	$17,578

The accompanying notes are an integral part of these financial statements.

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED BALANCE SHEET

LIABILITIES AND STOCKHOLDERS' EQUITY

(dollars in millions)

	December 31,
	2001	2000
LIABILITIES
Current Liabilities:
Short-term borrowings	$174	$162
Accounts payable	1,587	1,702
Accrued expenses	4,207	3,067
U.S. and foreign income taxes payable	2,858	701

Total Current Liabilities	8,826	5,632
Other Liabilities	1,258	1,430
Long-Term Debt	6,237	1,336

Total Liabilities	16,321	8,398

STOCKHOLDERS' EQUITY
Preferred stock, $2 convertible series: Authorized 10 million shares; issued and outstanding 8,914 in 2001 and 9,864 in 2000, liquidation value of $50 per share	—	—
Common stock, par value of $.10 per share: Authorized 4.5 billion shares; issued 2,200,010,476 issued in 2001 and 2,197,900,835 in 2000	220	220
Capital in excess of par value of stock	2,336	2,002
Other accumulated comprehensive income (loss)	(1,117)	(1,103)
Retained earnings	20,686	17,781

	22,125	18,900
Less cost of treasury stock—264,389,570 common shares in 2001 and 244,365,726 in 2000	11,389	9,720

Total Stockholders' Equity	10,736	9,180

Total Liabilities and Stockholders' Equity	$27,057	$17,578

The accompanying notes are an integral part of these financial statements.

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS

(dollars in millions)

	Year Ended December 31,
	2001	2000	1999
Cash Flows From Operating Activities:
Net earnings	$5,245	$4,711	$4,167
Depreciation	481	461	438
Amortization	300	285	240
Acquired in-process research and development	2,744	—	—
Provision for restructuring and nonrecurring items	781	542	—
Gain on sales of businesses	(4,544)	(562)	—
Other operating items	20	10	(79)
Receivables	(359)	(494)	(176)
Inventories	(10)	75	(317)
Accounts payable and accrued expenses	(170)	256	258
Income taxes	1,015	(54)	477
Product liability	(176)	(173)	(726)
Insurance recoverable	174	100	59
Pension contribution	(215)	(230)	—
Other assets and liabilities	116	(275)	(117)

Net Cash Provided by Operating Activities	5,402	4,652	4,224

Cash Flows From Investing Activities:
Proceeds from sales of time deposits and marketable securities	1,412	45	51
Purchases of time deposits and marketable securities	(1,375)	(10)	(4)
Additions to fixed assets	(1,023)	(589)	(709)
Proceeds from sales of businesses	537	848	134
Proceeds from sale of Clairol	4,965	—	—
Acquisition of DuPont	(7,774)	—	—
Investment in ImClone	(1,207)	—	—
Businesses acquisitions (including purchase of trademarks/patents)	(133)	(196)	(266)
Other, net	(266)	(82)	35

Net Cash (Used in) Provided by Investing Activities	(4,864)	16	(759)

Cash Flows From Financing Activities:
Short-term borrowings	392	(247)	(26)
Long-term debt borrowings	4,854	17	2
Long-term debt repayments	(3)	(11)	(56)
Issuances of common stock under stock plans	251	352	254
Purchases of treasury stock	(1,589)	(2,338)	(1,419)
Dividends paid	(2,137)	(1,930)	(1,707)

Net Cash Provided by (Used in) Financing Activities	1,768	(4,157)	(2,952)

Effect of Exchange Rates on Cash	12	(49)	(37)

Increase in Cash and Cash Equivalents	2,318	462	476
Cash and Cash Equivalents at Beginning of Year	3,182	2,720	2,244

Cash and Cash Equivalents at End of Year	$5,500	$3,182	$2,720

The accompanying notes are an integral part of these financial statements.

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions)

Note 1    ACCOUNTING POLICIES

Basis of Consolidation—The consolidated financial statements include the accounts of Bristol-Myers Squibb Company and all of its subsidiaries.

Cash and Cash Equivalents—Cash and cash equivalents primarily include securities with maturities of three months or less at the time of purchase, recorded at cost, which approximates market value.

Time Deposits and Marketable Securities—Time deposits and marketable securities are available for sale and are recorded at fair value, which approximates cost.

Inventory Valuation—Inventories are generally stated at average cost, not in excess of market.

Capital Assets and Depreciation—Expenditures for additions, renewals and betterments are capitalized at cost. Depreciation is generally computed by the straight-line method based on the estimated useful lives of the related assets. The estimated useful lives of the major classes of depreciable assets are 50 years for buildings and 3 to 40 years for machinery, equipment and fixtures. The Company periodically evaluates whether current events or circumstances indicate that the carrying value of its depreciable assets may not be recoverable. An estimate of undiscounted future cash flows produced by the asset, or the appropriate group of assets, is compared with the carrying value to determine whether impairment exists.

Investments—The Company consolidates all majority (more than 50 percent) owned subsidiaries. The Company accounts for 50 percent or less owned companies over which it has the ability to exercise significant influence using the equity method of accounting. The Company's share of net income or losses of investments is included in the consolidated statement of earnings. The Company periodically reviews these investments for impairment and adjusts these investments to their fair value when a decline in market value is deemed to be other than temporary.

Acquisitions—The Company adopted Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations. This statement requires that companies use the purchase method of accounting for all business combinations initiated and/or consummated after June 30, 2001.

Goodwill—In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside a business combination and the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests. In connection with this accounting change, the goodwill resulting from the Company's DuPont Pharmaceuticals acquisition and ImClone investment will not be amortized.

The goodwill arising from business acquisitions, prior to June 30, 2001, is amortized on a straight-line basis over periods ranging from 15 to 40 years. This goodwill will not be amortized after December 31, 2001. Application of the nonamortization provisions will not have a material effect on the Company's financial statements.

Intangible Assets—Intangible assets consist of patents, technology and licenses and are amortized on a straight-line basis over periods ranging from 3 to 17 years. Accumulated amortization on intangible assets was $631 million in 2001 and $495 million in 2000.

Intangible assets are periodically reviewed for impairment based on an assessment of future operations (including cash flows).

Acquired In-Process Research and Development—The fair value of acquired in-process research and development is determined by independent appraisal and based on the present value of each research project's projected cash flows, utilizing an income approach. Future cash flows are predominately based on the net income forecast of each project consistent with historical pricing, margins and expense levels of similar products. Revenues are estimated based on relevant market size and growth factors, expected industry trends, individual project life cycles and the life of each research project's underlying patent. In determining the fair value of each research project, expected revenues are first adjusted for technical risk of completion. The resulting cash flows are then discounted at a rate approximating the Company's weighted average cost of capital, 13% in 2001.

Product Liability—Accruals for product liability are recorded, on an undiscounted basis, when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on existing information. These accruals are adjusted periodically as assessment efforts progress or as additional information becomes available.

Receivables for related insurance or other third-party recoveries for product liabilities are recorded, on an undiscounted basis, when it is probable that a recovery will be realized. Insurance recoverable recorded on the balance sheet has, in general, payment terms of two years or less.

Derivative Financial Instruments—Derivative financial instruments are used by the Company principally in the management of its interest rate and foreign currency exposures. The Company does not hold or issue derivative financial instruments for trading purposes.

The Company records all derivative instruments on the balance sheet at fair value. Changes in a derivative's fair value are recognized in earnings unless specific hedge criteria are met. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized as a charge or credit to earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (loss) and are recognized in the consolidated statement of earnings when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized as a charge or credit to earnings.

The Company designates and assigns derivatives as hedges of forecasted transactions, specific assets or specific liabilities. When hedged assets or liabilities are sold or extinguished or the forecasted transactions being hedged are no longer expected to occur, the Company recognizes the gain or loss on the designated hedging financial instruments.

Revenue Recognition—Revenue from product sales is recognized upon shipment to customers.

Earnings Per Share—Basic earnings per common share are computed using the weighted average number of shares outstanding during the year. Diluted earnings per common share are computed using the weighted average number of shares outstanding during the year plus the incremental shares outstanding assuming the exercise of dilutive stock options.

Note 2    DISCONTINUED OPERATIONS

In 2000, the Company announced the planned divestitures of its Clairol and Zimmer businesses. Accordingly, the operations of Clairol (which includes its Matrix Essentials, Inc. [Matrix] affiliate) and

Zimmer have been reflected as discontinued operations in the accompanying consolidated statement of earnings.

On November 15, 2001, the Company completed the sale of Clairol to Procter & Gamble for cash proceeds of approximately $5.0 billion. The sale resulted in a pretax gain of $4.2 billion ($2.5 billion after taxes), which is included in the gain on disposal of discontinued operations.

On August 6, 2001, the Company spun off Zimmer Holdings, Inc., in a tax-free distribution, resulting in a common stock dividend of $203 million.

In 2000, the Company completed the sale of Matrix to Cosmair, Inc., a wholly owned U.S. subsidiary of L'Oreal S.A., resulting in a pretax gain of $402 million ($240 million after taxes). The gain is included in the gain on disposal of discontinued operations.

The net sales and earnings of discontinued operations are as follows:

	Year Ended December 31,
	2001	2000	1999
Net sales	$2,294	$3,115	$3,344

Earnings before income taxes (1)	451	606	609
Income taxes	225	231	231

Net earnings from discontinued operations	$226	$375	$378

(1)
Earnings before income taxes for the year ended December 31, 2000, include restructuring charges of $34 million.

The consolidated balance sheet and consolidated statement of cash flows include the Clairol and Zimmer businesses through date of disposition. The net assets of discontinued operations at December 31, 2000, were $924 million, consisting of current assets of $866 million and long-term assets of $616 million less liabilities (principally current) of $558 million.

The Company uses a centralized approach to the cash management and financing of its operations and accordingly, the Company did not allocate debt to these businesses.

Cash flows from operating and investing activities of discontinued operations for the years ended December 31, 2001, 2000 and 1999 were $5.3 billion (including approximately $5.0 billion of proceeds from the sale of Clairol), $998 million (including $438 million of proceeds from the sale of Matrix) and $261 million, respectively.

Note 3    ACQUISITIONS AND DIVESTITURES

DuPont Pharmaceuticals Acquisition

On October 1, 2001, the Company acquired the DuPont Pharmaceuticals business (DuPont) from E. I. duPont de Nemours and Company for cash of $7.8 billion. The results of DuPont have been included in the consolidated financial statements from the date of acquisition. DuPont is primarily a domestic pharmaceutical and imagery product business focused on research and development. This acquisition was financed with proceeds from the issuance of $1.5 billion of commercial paper, issuance of $5.0 billion of medium-term notes and internal cash flows.

The purchase price allocation has been prepared on a preliminary basis, and reasonable changes are expected as additional information becomes available. Following is a summary of the estimated fair values of the assets acquired and liabilities assumed as of the date of the acquisition:

Current assets	$520
Property, plant and equipment	321
Intangible assets	1,976
Acquired in-process research and development	2,009
Goodwill	3,884
Other assets	280

Total assets acquired	8,990
Current liabilities	353
Restructuring costs	640
Acquisition costs	100
Long term liabilities	123

Total liabilities assumed	1,216
Purchase Price	$7,774

The total intangible assets of $1,976 million will be amortized over their weighted-average useful lives and include core and developed technology of $1,783 million (15 and 11 years weighted-average useful life, respectively) and patents of $193 million (11 year weighted-average useful life).

The goodwill of $3,884 million was assigned to the pharmaceuticals reporting unit. Of that total amount, $2,418 million is expected to be deductible for tax purposes over a 15 year period.

The preliminary value of $2,009 million assigned to acquired in-process research and development was charged to earnings in the fourth quarter of 2001. The charge was associated with five research projects in the Cardiovascular, Central Nervous System, Oncology, and Anti-Infective therapeutic areas ranging from the preclinical to the phase II development stage. The amount was determined by identifying research projects for which technological feasibility has not been established and for which there is no alternative future use. The projected FDA approval dates are years 2005 through 2008, at which time the Company expects these projects to begin to generate cash flows. The cost to complete these research projects is estimated at $1.2 billion. All of the research and development projects considered in the valuation are subject to the normal risks and uncertainties associated with demonstrating the safety and efficacy required to obtain FDA approval.

In connection with the acquisition, the Company incurred $640 million of restructuring costs as a result of severance and relocation of workforce, the elimination of duplicate facilities and contract terminations. Such costs have been recognized by the Company as a liability assumed as of the acquisition date, resulting in additional goodwill.

These restructuring costs consisted of $350 million of employee termination benefits for approximately 1,800 employees, $110 million related to the closure of facilities and $180 million for contract terminations. The $640 million originally recorded in accrued expenses was reduced to $523 million at December 31, 2001.

The Company also incurred $61 million for purchase accounting adjustments and other costs in connection with the acquisition, which were expensed in the fourth quarter 2001.

The following unaudited pro forma financial information presents results as if the acquisition had occurred at the beginning of the respective periods:

	Year Ended December 31,
	2001	2000
Net Sales	$20,348	$19,675
Net Income	4,262	3,688
Earnings Per Share—Basic	2.20	1.88
Earnings Per Share—Diluted	$2.17	$1.85

These pro forma results have been prepared for comparative purposes only and include certain adjustments such as additional amortization expense as a result of identifiable intangible assets arising from the acquisition and from increased interest expense on acquisition debt. The pro forma results are not necessarily indicative either of the results of operations that actually would have resulted had the acquisition been in effect at the beginning of the respective periods or of future results.

Other

In 2001, the Company completed the sale of three pharmaceutical products—CORZIDE*, DELESTROGEN* and FLORINEF*; the licensing rights to CORGARD* in the U.S.; ESTRACE* tablets; the Apothecon commodity business; and its SOLAGE product line, all of which resulted in a pretax gain of $392 million.

In 2000, the Company completed the sale of three pharmaceutical products—ESTRACE CREAM*, OVCON 35* and OVCON 50*—as well as its SEA BREEZE* brand in Japan resulting in a pretax gain of $160 million, recorded in continuing operations.

In June 1999, the Company acquired CAL-C-TOSE*, a nutritional milk modifier. In September 1999, the Company entered into a development and commercialization agreement for ARIPIPRAZOLE, a novel drug under study in phase III trials as a treatment for schizophrenia, with Otsuka Pharmaceutical Co., Ltd. In December 1999, the Company completed the sale of Laboratori Guieu, a gynecologic, pediatric and dermatologic products business headquartered in Milan, Italy. The gain on the sale was not material.

Note 4    RESTRUCTURING

During 2001, the Company recorded pretax charges of $739 million for continuing operations. These charges were primarily for restructuring activities related to workforce reductions, contract sales force termination, exiting product lines and the downsizing and streamlining of business operations and consisted of $272 million of employee termination benefits for approximately 3,900 employees, $128 million of asset write-downs related to the closure of manufacturing and research facilities, $95 million of contract sales force termination, $150 million of costs to exit certain product lines and $94 million of other expenses. The $739 million of charges were reported on the balance sheet as a reduction of current assets ($150 million) and property, plant and equipment ($128 million) and an increase in accrued expenses ($461 million). The $461 million liability originally recorded in accrued expenses was reduced to $308 million at December 31, 2001. The Company expects to substantially complete these restructuring activities by the end of 2002. Also during 2001, the Company recorded a pretax charge of $42 million for settlement of litigation over promotional claims brought by a distributor of store-brand infant formula against Mead Johnson.

In 2000, the Company recorded pretax charges of $508 million for continuing operations. These restructuring charges consisted primarily of workforce reductions and the downsizing and streamlining of operations in certain international markets and the ConvaTec business, as well as reorganization of the Company's Global Business Services. At December 31, 2001, these actions were substantially complete and the remaining liability was $40 million.

Note 5    EARNINGS PER SHARE

The computations for basic earnings per common share and diluted earnings per common share are as follows:

	Year Ended December 31,
	2001	2000	1999
Net Earnings from Continuing Operations	$2,527	$4,096	$3,789
Discontinued Operations
Net Earnings	226	375	378
Net Gain on Disposal	2,492	240	—

	2,718	615	378

Net Earnings	$5,245	$4,711	$4,167

Basic:
Average Common Shares Outstanding	1,940	1,965	1,984

Earnings from Continuing Operations	$1.30	$2.08	$1.91
Discontinued Operations
Net Earnings	.12	.19	.19
Net Gain on Disposal	1.28	.13	—

	1.40	.32	.19

Net Earnings	$2.70	$2.40	$2.10

Diluted:
Average Common Shares Outstanding	1,940	1,965	1,984
Incremental Shares Outstanding Assuming the Exercise of Dilutive Stock Options	25	32	43

	1,965	1,997	2,027

Earnings from Continuing Operations	$1.29	$2.05	$1.87
Discontinued Operations
Net Earnings	.11	.19	.19
Net Gain on Disposal	1.27	.12	—

	1.38	.31	.19

Net Earnings	$2.67	$2.36	$2.06

Weighted-average shares issuable upon the exercise of stock options, which were not included in the diluted earnings per share calculation because they were antidilutive, were 43 million in 2001, 3 million in 2000 and 1 million in 1999.

Note 6    OTHER INCOME AND EXPENSES

	Year Ended December 31,
	2001	2000	1999
Interest income	$133	$157	$107
Interest expense	(182)	(108)	(130)
Other—net	(85)	(209)	(58)

	$(134)	$(160)	$(81)

Cash payments for interest were $100 million, $112 million and $119 million in 2001, 2000 and 1999, respectively.

Note 7    ALLIANCES AND INVESTMENTS

In November 2001, the Company purchased 14.4 million shares of ImClone Systems, Inc. (ImClone), for $70 per share, or $1,007 million, which represented approximately 19.9% of the ImClone shares outstanding just prior to the commencement of the public tender offer. This transaction is being accounted for using the equity method of accounting. The completion of the public tender offer is part of a strategic agreement between the Company and ImClone that also includes an arrangement to codevelop and copromote an investigational cancer drug, Erbitux, for a series of payments totaling $1 billion of which $200 million was paid in 2001.

On March 5, 2002, the agreement with ImClone was revised to reduce the total payments to $900 million from $1 billion. Under the new agreement the Company paid ImClone $140 million in the first quarter of 2002 and will pay ImClone $60 million in March 2003 and an aggregate of $500 million upon the achievement of two milestones. Also under the agreement, the Company will pay ImClone a distribution fee based on a flat rate of 39% of product revenues in North America.

In the fourth quarter of 2001, these transactions resulted in a pretax charge of approximately $735 million, comprised of $575 million for the write-off of acquired in-process research and development related to the equity investment and $160 million for the write-off of milestone payments. The $140 million paid upon signing the revised agreement will be expensed to in-process research and development in the first quarter of 2002. The acquired in-process research and development charge related to three oncology research projects in the Phase I or later stage of development with one research project, Erbitux, in late Phase III development. The amount was determined by identifying research projects in areas for which technological feasibility has not been established and for which there is no alternative future use. The projected U.S. Food and Drug Administration (FDA) approval dates used were years 2002 through 2008, at which time the Company expects these projects to begin to generate cash flows. The cost to complete these projects is estimated at $323 million. All of the research and development projects considered in the valuation are subject to the normal risks and uncertainties associated with demonstrating the safety and efficacy required to obtain FDA approval. The purchase price allocation resulted in $66 million of patent and technology intangible assets that will be amortized over their weighted-average useful lives of 17 years and approximately $375 million of goodwill, which is not amortized.

On December 28, 2001, ImClone announced that the FDA refused to accept for filing the Biologics License Application (BLA) that had been submitted by ImClone for Erbitux. The BLA had been submitted to gain marketing approval to treat irinotecan-refractory colorectal carcinoma. The Company and ImClone met with the FDA in February 2002 and are currently evaluating next steps.

On January 18, 2002, the Subcommittee on Oversight and Investigations of the House Energy and Commerce Committee announced it is investigating questions about the conduct of ImClone in the development of Erbitux. On January 25, 2002, ImClone announced it had received an informal inquiry from the Securities and Exchange Commission as well as inquiries from the Justice Department and the aforementioned subcommittee. The Company will cooperate with these investigations.

Of the $1,207 million paid for the equity investment ($1,007 million) and the milestone payment ($200 million), $735 million was expensed as acquired in-process research and development and the remaining $472 million was recorded as an equity investment. An additional $9 million was recorded to the investment primarily for acquisition costs, resulting in a carrying value of $481 million at December 31, 2001. On a per-share basis, the carrying value of the Company's ImClone investment and the closing market value of ImClone shares as of December 31, 2001, were $33.40 and $46.46, respectively. Given the FDA's December 28, 2001, action and the market value of ImClone shares since December 31, 2001 ($19.58 per share as of January 24, 2002), it is possible that the Company could recognize a charge for impairment of the investment in ImClone in future periods based upon further evaluation of the status of Erbitux and the market value of ImClone.

In 1997, the Company and Sanofi-Synthelabo (Sanofi) entered into a codevelopment, comarketing agreement for two products: AVAPRO (irbesartan), an angiotensin II receptor antagonist indicated for the treatment of hypertension, and PLAVIX (clopidogrel), a platelet inhibitor. The worldwide alliance operates under the framework of two geographic territories: one in the Americas and Australia and the other in Europe and Asia. Two territory partnerships were formed to manage central expenses, such as marketing, research and development, royalties, and to supply finished product to the individual countries. At the country level, agreements to either copromote (whereby a partnership is formed between the parties to sell each brand) or to comarket (whereby the parties operate and sell their brands independently of each other) are in place.

The Company acts as the operating partner for the territories covering the Americas principally the U.S., Canada, Puerto Rico, and Latin America countries, and Australia and owns the majority controlling interest in the territory. As such, the Company consolidates all country partnership results and records Sanofi's share of the results as a minority interest expense, included in other income/expense. The Company recorded sales in this territory and in comarketing countries of $1,859 million, $1,284 million and $802 million for 2001, 2000 and 1999, respectively.

Sanofi acts as the operating partner of the territories covering Europe and Asia. The Company accounts for the investment in partnership entities in these territories as an equity investment and records its share of results in other income/expense. Income before taxes from these partnership entities for the years ended December 31, 2001, 2000 and 1999 was $82 million, $57 million and $14 million, respectively.

Note 8    PROVISION FOR INCOME TAXES

The components of earnings from continuing operations before income taxes were:

	December 31,
	2001	2000	1999
U.S.	$(31)	$2,705	$3,339
Non-U.S.	3,017	2,773	1,819

	$2,986	$5,478	$5,158

The above amounts are categorized based on the location of the taxing authorities.

The provision for income taxes attributable to continuing operations consisted of:

	Year Ended December 31,
	2001	2000	1999
Current:
U.S.	$1,104	$900	$602
Non-U.S.	522	447	346

	1,626	1,347	948

Deferred:
U.S.	(1,123)	67	397
Non-U.S.	(44)	(32)	24

	(1,167)	35	421

	$459	$1,382	$1,369

The Company's provision for income taxes in 2001, 2000 and 1999 was different from the amount computed by applying the statutory U.S. federal income tax rate to earnings from continuing operations before income taxes, as a result of the following:

	% of Earnings Before Income Taxes
	2001		2000		1999
Earnings from Continuing Operations Before Income Taxes	$2,986	100%	$5,478	100%	$5,158	100%

U.S. statutory rate	$1,045	35.0%	$1,918	35.0%	$1,805	35.0%
Effect of operations in Ireland and Puerto Rico	(696)	(23.3)	(642)	(11.7)	(397)	(7.7)
State and local taxes	81	2.7	63	1.2	26	0.5
Foreign/Other	29	1.0	43	0.7	(65)	(1.3)

	$459	15.4%	$1,382	25.2%	$1,369	26.5%

The effective tax rate on continuing operations declined to 15.4% in 2001 from 25.2% in 2000 due primarily to lower pretax income in the U.S. resulting from the write-off of acquired in-process research and development and other nonrecurring items in 2001.

Prepaid taxes at December 31, 2001 and 2000, were $890 million and $537 million, respectively. The deferred income taxes, included in Other Assets/(Liabilities), at December 31, 2001 and 2000, were $630 million and $(425) million, respectively.

The components of prepaid and deferred income taxes consisted of:

	December 31,
	2001	2000
Depreciation	$(289)	$(285)
Postretirement and pension benefits	39	49
Restructuring	368	142
Acquired in-process research and development	952	—
Deferred income	61	—
Other	389	206

	$1,520	$112

The increase in the net prepaid and deferred tax assets to $1,520 million at December 31, 2001 from $112 million at December 31, 2000 relates primarily to acquired in-process research and development and restructuring charges in 2001 that will give rise to tax deductions in future years.

Income taxes paid during the year were $1,021 million, $1,620 million and $805 million in 2001, 2000 and 1999, respectively.

The Company has settled its U.S. federal income tax returns with the Internal Revenue Service through 1994.

U.S. federal income taxes have not been provided on substantially all of the unremitted earnings of non-U.S. subsidiaries, since it is management's practice and intent to reinvest such earnings in the operations of these subsidiaries. The total amount of the net unremitted earnings of non-U.S. subsidiaries was approximately $8.8 billion at December 31, 2001.

Note 9    PROPERTY, PLANT AND EQUIPMENT

	December 31,
	2001	2000
Land	$216	$167
Buildings	3,154	3,142
Machinery, equipment and fixtures	3,787	4,059
Construction in progress	854	558

	8,011	7,926
Less accumulated depreciation	3,132	3,378

	$4,879	$4,548

Property, plant and equipment of discontinued operations constituted approximately 8% of total Company property, plant and equipment for the year ended December 31, 2000.

Note 10    INVENTORIES

	December 31,
	2001	2000
Finished goods	$829	$890
Work in process	411	473
Raw and packaging materials	247	468

	$1,487	$1,831

Inventories of discontinued operations constituted approximately 18% of total Company inventory for the year ended December 31, 2000.

Note 11    SHORT-TERM BORROWINGS AND LONG-TERM DEBT

Included in short-term borrowings were amounts due to banks, primarily foreign, of $140 million and $152 million at December 31, 2001 and 2000, respectively, and current installments of long-term debt of $34 million at December 31, 2001, and $10 million at December 31, 2000. The average interest rate on short-term borrowings was 7.41% and on current installments of long-term debt was 4.03% at December 31, 2001.

During 2001, the Company consolidated its two credit facilities, aggregating $500 million with a syndicate of lenders as support for its commercial paper program. The new credit facility consists of a $500 million, five-year revolving credit facility, extendable at each anniversary date with the consent of the lenders. There were no borrowings outstanding under the credit facility at December 31, 2001. In addition, the Company has unused short-term lines of credit with foreign banks of $290 million.

The components of long-term debt were:

	December 31,
	2001	2000
4.75% Notes, due in 2006	$2,484	$—
5.75% Notes, due in 2011	2,478	—
6.80% Debentures, due in 2026	345	345
7.15% Debentures, due in 2023	344	344
6.875% Debentures, due in 2097	296	296
Various Rate Yen Term Loans, due in 2003	62	69
2.14% Yen Notes, due in 2005	53	60
1.73% Yen Notes, due in 2003	53	60
3.51% Deutsche Mark Interest on Yen Principal Term Loan, due in 2005	49	55
5.75% Industrial Revenue Bonds, due in 2024	34	34
2.83% Yen Term Loan, due in 2002	—	28
Variable Rate Industrial Revenue Bonds, due in 2030	15	15
Capitalized Leases	17	19
Other, 6.375% to 6.50%,due in Varying amounts through 2004	7	11

	$6,237	$1,336

Long-term debt at December 31, 2001, increased to $6,237 million from $1,336 million at December 31, 2000, largely as a result of the financing for the DuPont and ImClone transactions. During 2001, the Company issued $5.0 billion of debt notes, of which $2.5 billion matures in 2006, and of which the remaining $2.5 billion matures in 2011.

Note 12    STOCKHOLDERS' EQUITY

Changes in capital shares and capital in excess of par value of stock were:

	Shares of Common Stock
			Capital in Excess of Par Value of Stock
	Issued	Treasury
Balance, December 31, 1998	2,188,316,808	199,550,532	$1,075
Issued pursuant to stock plans and options	4,641,700	(9,694,871)	458
Conversions of preferred stock	11,996	—	—
Purchases	—	22,309,190	—

Balance, December 31, 1999	2,192,970,504	212,164,851	1,533
Issued pursuant to stock plans and options	4,911,457	(8,197,329)	469
Conversions of preferred stock	18,874	—	—
Purchases	—	40,398,204	—

Balance, December 31, 2000	2,197,900,835	244,365,726	2,002
Issued pursuant to stock plans and options	2,093,530	(7,175,057)	334
Conversions of preferred stock	16,111	—	—
Purchases	—	27,198,901	—

Balance, December 31, 2001	2,200,010,476	264,389,570	$2,336

Each share of the Company's preferred stock is convertible into 16.96 shares of common stock and is callable at the Company's option. The reductions in the number of issued shares of preferred stock in 2001, 2000 and 1999 were due to conversions into shares of common stock.

Dividends per common share were $1.10 in 2001, $0.98 in 2000 and $0.86 in 1999.

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

In addition, the 1997 Stock Incentive Plan provides for the granting of up to 20,000,000 shares of common stock to key employees, subject to restrictions as to continuous employment except in the case of death or normal retirement. Restrictions generally expire over a five-year period from date of grant. Compensation expense is recognized over the restricted period. At December 31, 2001, a total of 1,286,771 restricted shares were outstanding under the plan.

Under the TeamShare Stock Option Plan, all full-time employees, excluding key executives, meeting certain years of service requirements, are granted options to purchase the Company's common stock at the market price on the date the options are granted. The Company has authorized 62,000,000 shares for issuance under the plan. Individual grants generally became exercisable on or after the third anniversary of the grant date. As of December 31, 2001, 30,430,045 shares have been exercised under the plan.

The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans other than for restricted stock and performance-based awards. Had compensation cost for the Company's other stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net income and earnings per share would have been reduced by approximately $246 million, or $.13 per common share, basic and diluted, in 2001, $218 million, or $.11 per common share, basic and diluted, in 2000 and $198 million, or $.10 per common share, basic and diluted, in 1999. The fair value of the options granted during 2001, 2000 and 1999 was estimated as $22.59 per common share, $17.17 per common share and $17.37 per common share, respectively, on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2001	2000	1999
Dividend yield	1.5%	1.5%	2.4%
Volatility	28.6%	24.5%	21.8%
Risk-free interest rate	5.75%	6.3%	5.5%
Assumed forfeiture rate	3.0%	3.0%	3.0%
Expected life (years)	7	7	7

Stock option transactions were:

	Shares of Common Stock
	Available for Option Plan	Under Shares	Weighted Average of Exercise Price of Under Plan
Balance, December 31, 1998	21,306,814	129,019,466	$29.47
Authorized	19,898,896	—	—
Granted	(24,221,950)	24,221,950	65.39
Exercised	—	(20,425,070)	20.41
Lapsed	3,552,037	(3,552,037)	42.51

Balance, December 31, 1999	20,535,797	129,264,309	37.27
Authorized	17,827,251	—	—
Granted	(20,851,475)	20,851,475	49.72
Exercised	—	(17,605,519)	25.26
Lapsed	3,665,969	(3,665,969)	58.12

Balance, December 31, 2000	21,177,542	128,844,296	40.32
Authorized	17,581,816	—	—
Granted	(21,200,624)	21,200,624	62.45
Granted as a result of the Zimmer spin-off(1)	—	6,764,516	41.87
Exercised	—	(13,916,580)	25.17
Lapsed	13,578,556	(13,578,556)	52.92

Balance, December 31, 2001	31,137,290	129,314,300	$42.19

(1)
Effective with the spin-off of Zimmer on August 6, 2001, unexercised Bristol-Myers Squibb stock options held by Zimmer employees were converted into Zimmer stock options. For remaining unexercised Bristol-Myers Squibb stock options, the number of stock options and the exercise price were adjusted to preserve the intrinsic value of the stock options that existed prior to the spin-off.

The following table summarizes information concerning currently outstanding and exercisable options:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$10 — $20	21,242,049	2.44	$14.41	21,242,049	$14.41
$20 — $30	15,369,461	4.42	22.70	15,369,461	22.70
$30 — $40	10,375,757	5.20	32.50	10,375,757	32.50
$40 — $50	38,807,555	6.90	46.44	21,296,617	47.00
$50 — $60	19,468,789	8.93	58.38	945,548	55.97
$60 and up	24,050,689	7.49	63.39	10,895,175	62.82

	129,314,300			80,124,607

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions)

At December 31, 2001, 217,702,408 shares of common stock were reserved for issuance pursuant to stock plans, options and conversions of preferred stock. Options related to discontinued operations and included in the above amounts are not material.

Note 13    FINANCIAL INSTRUMENTS

The Company is exposed to market risk due to changes in currency exchange rates and interest rates. As a result, the Company utilizes foreign exchange option and forward contracts to offset the effect of exchange rate fluctuations on anticipated foreign currency transactions, primarily intercompany inventory purchases expected to occur within the next year.

The Company has exposures to net foreign currency denominated assets and liabilities, which approximated $2,079 million and $1,781 million at December 31, 2001 and 2000, respectively, primarily in Europe, Japan, Mexico and Canada. The Company mitigates the effect of these exposures through third-party borrowings. The exposures to net foreign currency denominated assets and liabilities related to discontinued operations and included in the above amounts are not material.

Foreign exchange option contracts and forward contracts are used to hedge anticipated transactions. The Company's primary foreign currency exposures in relation to the U.S. dollar are the Japanese yen, euro, Mexican peso and Canadian dollar. The notional amounts of the Company's foreign exchange derivative contracts at December 31, 2001 and 2000, were $1,387 million and $1,395 million, respectively. For these derivatives, which qualify as hedges of future cash flows, the effective portion of changes in fair value is temporarily recorded in comprehensive income and then recognized in earnings when the hedged item affects earnings. Any ineffective portion of hedges is reported in earnings as it occurs. The notional amounts of foreign exchange derivative contracts related to discontinued operations and included in the above amounts are not material.

To manage interest rate risk, the Company utilizes interest rate swap contracts. The Company enters into interest rate swaps to hedge against the effects of adverse changes in interest rates on future cash outflows for interest. Gains and losses from changes in fair value on interest rate swap contracts designated as cash flow hedges are initially deferred and recorded in other comprehensive income. Amounts are transferred from other comprehensive income and recognized in earnings as interest expense in the same period as the hedged item is recognized in earnings.

In 2001, the Company entered into interest rate hedge contracts, with a notional amount of $2 billion, to manage its exposure to changes in interest rates for long-term fixed-rate debt issues in connection with the DuPont and ImClone transactions (see Notes 3 and 7). The contracts were designated as hedges of the variability of the cash flows due to changes in the long-term benchmark interest rates. In the third quarter of 2001, the Company settled all existing interest rate hedge contracts, which coincided with the issuance of the long-term fixed-rate debt. The Company recorded the contract settlements at fair value, resulting in a $69 million deferred loss, net of taxes, in accumulated other comprehensive income/(loss), which will be recognized as a yield adjustment over the terms of the related borrowings.

The fair value of derivative instruments, which is recorded in prepaid expenses at December 31, 2001, was $27 million. The fair values of the Company's derivative instruments are based on relevant market information including current forward currency exchange rates and current interest rates. The fair value of option contracts is estimated by using the Black-Scholes model and is based on year-end currency rates. The fair value of foreign exchange forward contracts is based on year-end forward currency rates. The carrying amount of the Company's other financial instruments, which include cash equivalents, marketable securities, accounts receivable, long-term debt and accounts payable, approximates the fair value at December 31, 2001 and 2000.

In accordance with SFAS No. 133, the Company recorded a transition adjustment as of January 1, 2001, of $26 million, net of taxes, in other comprehensive income/(loss) to record derivative instruments at their fair value.

A reconciliation of current period changes, net of taxes, included in other comprehensive income/(loss) follows:

Transition adjustment as of January 1, 2001, net	$26
Current period decreases in fair value, net	(37)
Recognized in earnings, net	(51)

Balance at December 31, 2001	$(62)

Note 14    SEGMENT INFORMATION

The Company operates in one significant business segment: Medicines. Operations of the Nutritional and ConvaTec businesses are not material and share the same economic and operating characteristics as the Medicines business.

The Company's products are sold principally to the wholesale and retail trade both nationally and internationally. Certain products are also sold to other drug manufacturers, hospitals and the medical profession. Three wholesalers accounted for approximately 45% of net sales from continuing operations in 2001 while two wholesalers accounted for 24% in 2000.

Sales of selected products and product categories are as follows:

	Year Ended December 31,
	2001	2000	1999
PRAVACHOL*	$2,173	$1,817	$1,704
GLUCOPHAGE	2,049	1,732	1,317
Oncology Therapeutics Network	1,433	1,080	894
PLAVIX	1,350	903	547
Infant formulas	1,255	1,212	1,233
TAXOL*	1,197	1,592	1,481
PARAPLATIN*	702	690	600
ZERIT*	546	618	605
AVAPRO	510	381	255
MONOPRIL*	458	442	424
Ostomy	450	428	449
SERZONE*	409	360	332
BUSPAR*	338	709	605

GEOGRAPHIC AREAS

	Net Sales
	2001	2000	1999
United States	$13,154	$12,114	$10,631
Europe, Mid-East and Africa	3,613	3,414	3,738
Other Western Hemisphere	1,290	1,314	1,279
Pacific	1,366	1,374	1,230

Net sales	$19,423	$18,216	$16,878

	Year-End Assets
	2001	2000
United States	$20,843	$10,640
Europe, Mid-East and Africa	4,280	4,453
Other Western Hemisphere	1,135	1,376
Pacific	799	1,109

Total Assets	$27,057	$17,578

Note 15    LEASES

Minimum rental commitments under all noncancelable operating leases, primarily real estate, in effect at December 31, 2001, were:

Years Ending December 31,
2002	$113
2003	88
2004	63
2005	37
2006	34
Later years	99

Total minimum payments	434
Less total minimum sublease rentals	85

Net minimum rental commitments	$349

Operating lease rental expense (net of sublease rental income of $25 million in 2001, $21 million in 2000 and $24 million in 1999) was $80 million in 2001, $85 million in 2000 and $87 million in 1999.

Note 16    RETIREMENT PLANS

The Company and certain of its subsidiaries have defined benefit pension plans and defined contribution plans for regular full-time employees. The principal pension plan is the Bristol-Myers Squibb Retirement Income Plan. The Company's funding policy is to contribute amounts to provide for current service and to fund past service liability. Plan benefits are based primarily on years of credited service and on the participant's compensation. Plan assets consist principally of equity and fixed-income securities.

During 2001, the Company had a domestic curtailment/settlement loss of approximately $25 million resulting from reductions in employment levels primarily in connection with restructuring activities and the Clairol divestiture.

Cost of the Company's defined benefit plans included the following components:

	Year Ended December 31,
	2001	2000	1999
Service cost — benefits earned during the year	$152	$159	$161
Interest cost on projected benefit obligation	246	235	217
Expected earnings on plan assets	(361)	(332)	(285)
Net amortization and deferral	15	3	4

Net pension expense	$52	$65	$97
Curtailments and settlements	25	—	—

Total pension expense	$77	$65	$97

The weighted-average actuarial assumptions for the Company's pension plans were as follows:

	December 31,
	2001	2000	1999
Discount rate	7.3%	7.8%	7.8%
Compensation increase	4.3%	4.8%	4.8%
Long-term rate of return	10.0%	10.0%	10.0%

Changes in benefit obligation and plan assets were:

	December 31,
	2001	2000	1999
Benefit obligation at beginning of year	$3,294	$3,137	$3,216
Service cost — benefits earned during the year	152	159	161
Interest cost on projected benefit obligation	246	235	217
Curtailments and settlements	(171)	—	—
Transfer from DuPont	313	—	—
Actuarial (gains) and losses	360	22	(203)
Benefits paid	(280)	(259)	(254)

Benefit obligation at end of year	$3,914	$3,294	$3,137

Fair value of plan assets at beginning of year	$3,523	$3,490	$3,137
Actual earnings on plan assets	(188)	25	561
Employer contribution	300	267	46
Settlements	(65)	—	—
Transfer from DuPont	218	—	—
Benefits paid	(280)	(259)	(254)

Fair value of plan assets at end of year	$3,508	$3,523	$3,490

Plan assets in excess of (less than) projected benefit obligation	$(406)	$229	$353
Unamortized net obligation (assets) at adoption	6	7	(2)
Unrecognized prior service cost	107	55	37
Unrecognized net (gains) and losses	645	(83)	(385)

Net amount recognized	$352	$208	$3

Amounts recognized in the consolidated balance sheet consist of:
Prepaid benefit cost	$629	$405	$181
Accrued benefit liability	(314)	(214)	(190)
Other asset	37	17	12

Net amount recognized	$352	$208	$3

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $665 million, $562 million and $306 million, respectively, as of December 31, 2001, $332 million, $254 million and $47 million, respectively, as of December 31, 2000 and $319 million, $245 million and $56 million, respectively, as of December 31, 1999. This is attributable primarily to an unfunded benefit equalization plan and, at December 31, 2001, a DuPont Pharmaceuticals Company U.S. pension plan.

Note 16    RETIREMENT PLANS (Continued)

The principal defined contribution plan is the Bristol-Myers Squibb Savings and Investment Program. The Company's contribution is based on employee contributions and the level of Company match. Company contributions to the plan were $54 million in 2001, $53 million in 2000 and $49 million in 1999.

Note 17    POSTRETIREMENT BENEFIT PLANS OTHER THAN PENSIONS

The Company provides comprehensive medical and group life benefits for substantially all U.S. retirees who elect to participate in the Company's comprehensive medical and group life plans. The medical plan is contributory. Contributions are adjusted periodically and vary by date of retirement and the original retiring Company. The life insurance plan is noncontributory. Plan assets consist principally of equity securities and fixed-income securities.

Cost of the Company's postretirement benefit plans included the following components:

	Year Ended December 31,
	2001	2000	1999
Service cost—benefits earned during the year	$10	$9	$10
Interest cost on accumulated postretirement benefit obligation	45	39	36
Expected earnings on plan assets	(17)	(17)	(13)
Net amortization and deferral	1	(2)	1
Curtailments	3	—	—

Net postretirement benefit expense	$42	$29	$34

The weighted-average actuarial assumptions for the Company's postretirement benefit plans were as follows:

	December 31,
	2001	2000	1999
Discount rate	7.3%	7.8%	7.8%
Long-term rate of return	10.0%	10.0%	10.0%

Changes in benefit obligation and plan assets were:

	Year Ended December 31,
	2001	2000	1999
Benefit obligation at beginning of year	$548	$521	$507
Service cost—benefits earned during the year	10	9	10
Interest cost on accumulated postretirement benefit obligation	45	39	36
Plan participants' contributions	3	2	2
Plan amendments	—	—	(9)
Actuarial (gains) and losses	77	21	16
Curtailments	5	—	—
Benefits paid	(49)	(44)	(41)

Benefit obligation at end of year	$639	$548	$521

	December 31,
	2001	2000	1999
Fair value of plan assets at beginning of year	$179	$152	$128
Actual earnings on plan assets	(11)	6	24
Employer contribution	46	63	39
Plan participants' contributions	3	2	2
Benefits paid	(49)	(44)	(41)

Fair value of plan assets at end of year	$168	$179	$152

Accumulated postretirement benefit obligation in excess of plan assets	$(471)	$(369)	$(369)
Unrecognized prior service cost	(5)	(5)	(6)
Unrecognized net (gains) and losses	70	(22)	(55)

Accrued postretirement benefit expense	$(406)	$(396)	$(430)

The reported curtailments relate to the Company's restructuring and divestiture activities.

For measurement purposes, an annual rate of increase in the per capita cost of covered health care benefits of 8% for participants was assumed for 2002; the rate was assumed to decrease gradually to 4.8% in 2007 and to remain at that level thereafter.

A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on the aggregate of the service and interest cost components of net postretirement benefit expense	$2	$(2)
Effect on the accumulated postretirement benefit obligation	$26	$(24)

Note 18    LITIGATION

Various lawsuits, claims and proceedings of a nature considered normal to its businesses are pending against the Company and certain of its subsidiaries. The most significant of these are described below.

BREAST IMPLANT LITIGATION

The Company, together with its subsidiary Medical Engineering Corporation (MEC) and certain other companies, remains a defendant in a number of claims and lawsuits alleging damages for personal injuries of various types resulting from polyurethane-covered breast implants and smooth-walled breast implants formerly manufactured by MEC or a related company. The vast majority of claims against the Company in direct lawsuits have been resolved through settlements or trial. Likewise, claims or potential claims against the Company registered in the nationwide class action settlement approved by the Federal District Court in Birmingham, Alabama (Revised Settlement), have been or will be resolved through the Revised Settlement. The Company expects it will be able to address all remaining claims or potential claims through its product liability reserves.

TAXOL* LITIGATION

In 1997 and 1998, the Company filed several lawsuits alleging that a number of generic drug companies infringed its patents covering methods of administering paclitaxel when they filed Abbreviated New Drug Applications seeking regulatory approval to sell paclitaxel. These actions were consolidated for discovery in the U.S. District Court for the District of New Jersey (District Court). The Company did not assert a monetary claim against any of the defendants, but sought to prevent the defendants from marketing paclitaxel in a manner that violates the Company's patents. The defendants asserted that they did not infringe the Company's patents and that these patents are invalid and unenforceable.

In early 2000, the District Court invalidated most claims of the Company's patents. On April 20, 2001, the U.S. Court of Appeals for the Federal Circuit affirmed the District Court's summary judgment of the invalidity of all but two claims of the patents at issue. Those two claims relate to the low-dose, three-hour administration of paclitaxel in which the patient is given a specified regimen of premedicants before the administration of paclitaxel. The appellate court remanded those two claims to the District Court for further proceedings. In 2001 the Company filed an additional patent infringement suit against another company seeking to market generic paclitaxel.

In September 2000, one of the defendants received final approval from the U.S. Food and Drug Administration (FDA) for its Abbreviated New Drug Application for paclitaxel and is marketing the product. Additional final approvals have since been announced by the FDA and sales of additional generic products have begun.

Some of the defendants asserted counterclaims seeking damages for alleged antitrust and unfair competition violations. The Company believed its patents were valid when it filed the suits, and the counterclaims asserted are believed to be without merit. Since the filing of the suits, six private actions have been filed by parties alleging antitrust, consumer protection and similar claims relating to the Company's actions to obtain and enforce patent rights. The plaintiffs seek declaratory judgment, damages (treble and/or punitive where allowed), disgorgement and injunctive relief. In September 2000, the Federal Trade Commission initiated an investigation relating to paclitaxel. Various state attorneys general have also initiated investigations regarding paclitaxel. At this time, none of these federal and state agencies has brought any claims against the Company relating to paclitaxel, nor have they indicated whether any such claims will be brought. The Company is cooperating in these investigations.

The lawsuits with four of the defendants have been settled with defendants agreeing to drop all claims against the Company relating to paclitaxel and the Company granting licenses to the four defendants under certain paclitaxel patent rights. The Company is considering its options with respect to the two remaining patent infringement defendants. It is not possible at this time to make a reasonable assessment as to the final outcome of these lawsuits and investigations. Nor is it possible to reasonably estimate the impact those litigations and investigations might have if the Company were not to prevail.

BUSPAR* LITIGATION

On November 21, 2000, the Company obtained a patent, U.S. Patent No. 6,150,365 ('365 patent), relating to a method of using BUSPAR* or buspirone. The Company submitted timely information relating to the '365 patent to the FDA for listing in an FDA publication commonly known as the "Orange Book," and the FDA thereafter listed the patent in the Orange Book.

Delisting Suits. Generic-drug manufacturers sued the FDA and the Company to compel the delisting of the '365 patent from the Orange Book. Although one district court declined to order the delisting of the '365 patent, another ordered the Company to cause the delisting of the patent from the Orange Book. The Company complied with the court's order but appealed the decision to the United States Court of Appeals for the Federal Circuit. The Federal Circuit reversed the district court that ordered the delisting.

Patent Suits. The Company is seeking to enforce the '365 patent in actions against two generic drug manufacturers.

Antitrust Suits. Following the delisting of the '365 patent from the Orange Book, a number of purchasers of buspirone and several generic drug makers filed lawsuits against the Company alleging that it improperly triggered statutory marketing exclusivity. The attorneys general of 29 states and Puerto Rico have also filed suit against the Company with parallel allegations. Some of the private plaintiffs have amended their allegations to include charges that a 1994 agreement between the Company and a generic company improperly blocked the entry of generic buspirone to the market. The central issues raised by these cases are whether the Company improperly caused the listing of the '365 patent in the Orange Book and whether the 1994 agreement was improper. Plaintiffs seek declaratory judgment, damages (treble and/or punitive where allowed), disgorgement and injunctive relief.

Multidistrict Litigation (MDL) proceedings. The Judicial Panel on MDL granted the Company's motions to have all of the patent and antitrust cases consolidated in a single forum. The court before which the buspirone litigations are now pending issued two opinions dated February 14, 2002. In the first opinion, the court found that the '365 patent does not cover uses of buspirone and therefore is not infringed. In the second opinion, the court denied the Company's motion to dismiss the federal antitrust and state law claims against the Company. The second opinion allows the claims against the Company to proceed, except as to federal antitrust claims for damages accrued more than four years before the filing of the complaints.

Government Investigations. The Federal Trade Commission and a number of state attorneys general have initiated investigations concerning the listing of the '365 patent in the Orange Book. The Company is cooperating in these investigations. A number of attorneys general, but not all of them, filed an action against the Company, as noted earlier.

It is not possible at this time to make a reasonable assessment as to the final outcome of these lawsuits and investigations. If the Company were not to prevail in final, non-appealable determinations of these litigations and investigations, the impact on the Company could be material.

VANLEV* LITIGATIONS

In April, May and June 2000, the Company, its former chairman of the board and chief executive officer, Charles A. Heimbold, Jr., and its chief scientific officer, Peter S. Ringrose, Ph.D., were named as defendants in a number of class action lawsuits alleging violations of federal securities laws and regulations. These actions have been consolidated into one action for pretrial proceedings in the U.S. District Court for the District of New Jersey. The plaintiff claims that the defendants disseminated materially false and misleading statements and failed to disclose information concerning the safety and expected availability of its product VANLEV during the period November 8, 1999, through April 19, 2000. The plaintiff seeks compensatory damages, costs and expenses.

In March 2002, the Company and its Chairman and Chief Executive Officer, Peter R. Dolan, were named as defendants in a purported securities class action lawsuit alleging violations of federal securities laws and regulations. The action is pending in the U.S. District Court for the Southern District of New York. The plaintiffs allege that the defendants disseminated materially false and misleading statements and failed to disclose safety data of its product VANLEV during the period September 25, 2001, through March 19, 2002. The plaintiffs seek compensatory damages, costs and expenses.

It is not possible at this time to make a reasonable assessment of the final outcome of these matters or the amount of damages if the Company were not to prevail.

While it is not possible to predict with certainty the outcome of these cases, it is the opinion of management that they will not have a material adverse effect on the Company's operating results or consolidated financial position.

Note 19    SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2001:
Net Sales(1)	$4,689	$4,709	$4,743	$5,282	$19,423
Gross Margin	3,406	3,362	3,412	3,668	13,848
Net Earnings from Continuing Operations(2)	1,243	1,102	1,231	(1,049)	2,527
Discontinued Operations, net(3)	93	99	14	2,512	2,718
Net Earnings	1,336	1,201	1,245	1,463	5,245
Earnings per Common Share
Basic
Earnings from Continuing Operations(2)	.64	.57	.64	(.54)	1.30
Discontinued Operations, net(3)	.05	.05	—	1.29	1.40
Net Earnings	.69	.62	.64	.75	2.70

Diluted(4)
Earnings from Continuing Operations(2)	.63	.56	.63	(.54)	1.29
Discontinued Operations, net(3)	.05	.05	—	1.29	1.38
Net Earnings	.68	.61	.63	.75	2.67

2000:
Net Sales(1)	$4,451	$4,418	$4,563	$4,784	$18,216
Gross Margin	3,310	3,288	3,363	3,496	13,457
Net Earnings from Continuing Operations(2)	1,129	1,005	893	1,069	4,096
Discontinued Operations, net(3)	92	86	343	94	615
Net Earnings	1,221	1,091	1,236	1,163	4,711
Earnings per Common Share
Basic
Earnings from Continuing Operations(2)	.57	.51	.45	.55	2.08
Discontinued Operations, net(3)	.05	.04	.18	.05	.32
Net Earnings	.62	.55	.63	.60	2.40

Diluted (4)
Earnings from Continuing Operations (2)	.56	.50	.45	.54	2.05
Discontinued Operations, net (3)	.05	.04	.17	.05	.31
Net Earnings	.61	.54	.62	.59	2.36
(1)
In 2001, the fourth quarter includes sales by DuPont of $336 million.

(2)
In 2001, the third quarter results included a gain on the sale of three pharmaceutical products and licensing rights of $240 million as well as a provision for restructuring/other of $240 million. The fourth quarter results included a gain on the sale of a dermatologic product of $75 million, a provision for restructuring/other of $541 million, acquired in-process research and development write-offs of $2,744 million, and expenses related to the DuPont and ImClone transactions, including loss from operations, amortization and interest expenses and other onetime costs of $246 million. In 2000, the first quarter results included a gain on the sale of a business of $120 million and a provision for restructuring of $102 million. The second quarter results included a gain on the sale of a business of $40 million and a provision for restructuring of $20 million. The third quarter results included a provision for restructuring of $386 million.

(3)
In 2001, the fourth quarter results included a gain on the sale of a business of $4,152 million. In 2000, the first quarter results included a provision for restructuring of $18 million. The third quarter results included a gain on the sale of a business of $402 million and a provision for restructuring of $16 million.

(4)
Common equivalent shares have been excluded from the computation of diluted loss per share in the fourth quarter 2001 because the effect would be antidilutive.

REPORT OF MANAGEMENT

Management is responsible for the accompanying consolidated financial statements, which are prepared in accordance with generally accepted accounting principles. In management's opinion, the consolidated financial statements present fairly the Company's financial position, results of operations and cash flows. In addition, information and representations included in the Company's Annual Report are consistent with the financial statements.

The Company maintains a system of internal accounting policies, procedures and controls intended to provide reasonable assurance, given the inherent limitations of all internal control systems, at appropriate costs, that transactions are executed in accordance with Company authorization, that they are properly recorded and reported in the financial statements and that assets are adequately safeguarded. The Company's internal auditors continually evaluate the adequacy and effectiveness of this system of internal accounting policies, procedures and controls, and actions are taken to correct deficiencies as they are identified.

The Audit Committee of the Board of Directors is composed solely of nonemployee directors and is responsible for overseeing and monitoring the quality of the Company's accounting and auditing practices. The Audit Committee meets several times during the year with management, the internal auditors and the independent accountants to discuss audit activities, internal controls and financial reporting matters. The internal auditors and the independent accountants have full and free access to the Audit Committee.

The appointment of PricewaterhouseCoopers LLP as the Company's independent accountants by the Board of Directors was ratified by the stockholders. PricewaterhouseCoopers LLP's Report to the Board of Directors and Stockholders of Bristol-Myers Squibb Company appears in this Form 10-K Annual Report.

Peter R. Dolan Chairman of the Board and Chief Executive Officer	Frederick S. Schiff Senior Vice President and Chief Financial Officer

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and Stockholders of
Bristol-Myers Squibb Company

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 58 present fairly, in all material respects, the financial position of Bristol-Myers Squibb Company and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 58 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 1, the Company changed its method of accounting for business combinations and goodwill for transactions consummated subsequent to June 30, 2001, pursuant to new standards issued by the Financial Accounting Standards Board.

/s/ PricewaterhouseCoopers LLP
PRICEWATERHOUSECOOPERS LLP
New York, New York
January 24, 2002, except as to the fifth paragraph under the BUSPAR* Litigation discussion in Note 18 which is as of February 14, 2002 and as to the second paragraph in Note 7 which is as of March 5, 2002 and as to the second paragraph under the VANLEV* Litigation discussion in Note 18 which is as of March 25, 2002.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  (a)
  Reference is made to the 2002 Proxy Statement to be filed on or before April 5, 2002 with respect to the Directors of the Registrant which is incorporated herein by reference and made a part hereof in response to the information required by Item 10.

  (b)
  The information required by Item 10 with respect to the Executive Officers of the Registrant has been included in Part IA of this Form 10-K Annual Report in reliance on General Instruction G of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

Item 11. EXECUTIVE COMPENSATION.

Reference is made to the 2002 Proxy Statement to be filed on or before April 5, 2002 with respect to Executive Compensation which is incorporated herein by reference and made a part hereof in response to the information required by Item 11.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Reference is made to the 2002 Proxy Statement to be filed on or before April 5, 2002 with respect to the security ownership of certain beneficial owners and management which is incorporated herein by reference and made a part hereof in response to information required by Item 12.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Reference is made to the 2002 Proxy Statement to be filed on or before April 5, 2002 with respect to certain relationships and related transactions which is incorporated herein by reference and made a part hereof in response to the information required by Item 13.

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)

		Page Number
1.	Financial Statements	24-28
	Notes to Consolidated Financial Statements	29-55
	Report of Management	56
	Report of Independent Accountants	57
2.	Financial Statement Schedule
	Schedule Number	Page Number
Valuation and Qualifying Accounts	II	S-1

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

3a.	Restated Certificate of Incorporation of Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 4a to Registrant's Registration Statement on Form S-3, Registration Statement No. 33-33682, dated March 7, 1990, as amended as of May 5, 1999 by Certificate of Amendment incorporated herein by reference to Exhibit 3a to Form 10-K for the fiscal year ended December 31,1999).
3b.	Bylaws of Bristol-Myers Squibb Company, as amended as of November 6, 2001, filed herewith.
4a.	Letter of Agreement dated March 28, 1984 (incorporated herein by reference to Exhibit 4 to Form 10-K for the fiscal year ended December 31, 1983).
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
4h.	Form of 4.75% Note Due 2006 and Form of 5.75% Note Due 2011 of Bristol-Myers Squibb Company (incorporated herein by reference to the Form 424(b)(5) filed on September 26, 2001).
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
**10g.
Benefit Equalization Plan of Bristol-Myers Squibb Company and its Subsidiary or Affiliated Corporations Participating in the Bristol- Myers Squibb Company Retirement Income Plan or the Bristol-Myers Squibb Puerto Rico, Inc. Retirement Income Plan, as amended (as amended and restated as of January 1, 1993, as amended effective October 1, 1993, incorporated herein by reference to Exhibit 10e to the Form 10-K for the fiscal year ended December 31, 1993; and as amended effective February 1, 1995, incorporated herein by reference to Exhibit 10e to the Form 10-K for the fiscal year ended December 31, 1996).
**10h.
Benefit Equalization Plan of Bristol-Myers Squibb Company and its Subsidiary or Affiliated Corporations Participating in the Bristol- Myers Squibb Company Savings and Investment Program, as amended (as amended and restated effective as of January 1, 1996) filed herewith.
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
**101.
Bristol-Myers Squibb Company 1987 Deferred Compensation Plan for Non-Employee Directors, as amended to January 13, 1998 (incorporated herein by reference to Exhibit 101 to the Form 10-K for the fiscal year ended December 31, 1997).
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

**10q.
Form of Agreement entered into between the Registrant and each of the following officers on the following dates: Stephen E. Bear, December 4, 2001; Peter R. Dolan, July 29, 1999; Donald J. Hayden, Jr., July 30, 1999; Tamar D. Howson, October 11, 2001; Richard J. Lane, August 6, 1999; John L. McGoldrick, August 10, 1999; Peter S. Ringrose, Ph.D., August 5, 1999; Frederick S. Schiff, July 29, 1999; and John L. Skule, August 5, 1999. (incorporated herein by reference to Exhibit 10q to the Form 10-Q for the quarterly period ended September 30, 1999).
21.	Subsidiaries of the Registrant (filed herewith).
23.	Consent of PricewaterhouseCoopers LLP (filed herewith).
  (b)
  Reports on Form 8-K

    On October 12, 2001, the Company filed a Form 8-K announcing the completion of the purchase of the DuPont Pharmaceuticals business on October 1, 2001.

    On November 15, 2001, the Company filed a Form 8-K announcing the completion of the sale of its Clairol beauty care business ("Clairol") to Procter & Gamble.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      BRISTOL-MYERS SQUIBB COMPANY
                          (Registrant)
                      By /s/  Peter R. Dolan
                      Peter R. Dolan
                      Chairman of the Board of Directors and
                      Chief Executive Officer

                      Date: April 1, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PETER R. DOLAN (Peter R. Dolan)	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	April 1, 2002
/s/ FREDERICK S. SCHIFF (Frederick S. Schiff)	Senior Vice President and Chief Financial Officer, Corporate Staff (Principal Financial Officer)	April 1, 2002
/s/ CURTIS L. TOMLIN (Curtis L. Tomlin)	Vice President and Controller, Corporate Staff (Principal Accounting Officer)	April 1, 2002
/s/ ROBERT E. ALLEN (Robert E. Allen)	Director	April 1, 2002
/s/ LEWIS B. CAMPBELL (Lewis B. Campbell)	Director	April 1, 2002
/s/ VANCE D. COFFMAN (Vance D. Coffman)	Director	April 1, 2002
/s/ ELLEN V. FUTTER (Ellen V. Futter)	Director	April 1, 2002
/s/ LOUIS V. GERSTNER, JR. (Louis V. Gerstner, Jr.)	Director	April 1, 2002

/s/ LAURIE H. GLIMCHER, M.D. (Laurie H. Glimcher, M.D.)	Director	April 1, 2002
/s/ LEIF JOHANSSON (Leif Johansson)	Director	April 1, 2002
/s/ JAMES D. ROBINSON III (James D. Robinson III)	Director	April 1, 2002
/s/ LOUIS W. SULLIVAN, M.D. (Louis W. Sullivan, M.D.)	Director	April 1, 2002

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

Exhibit No.	Description	Page No.
3a.	Restated Certificate of Incorporation of Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 4a to Registration Statement No. 33--33682 on Form S-3, dated March 7, 1990, as amended as of May 5, 1999 by Certificate of Amendment incorporated herein by reference to Exhibit 3a to Form 10-K for the fiscal year ended December 31, 1999).	*
3b.	Bylaws of Bristol-Myers Squibb Company, as amended as of November 6, 2001, filed herewith.	E-1-1
4a.	Letter of Agreement dated March 28, 1984 (incorporated herein by reference to Exhibit 4 to Form 10-K for the fiscal year ended December 31, 1983).	*
4b.	Indenture, dated as of June 1, 1993, between Bristol-Myers Squibb Company and The Chase Manhattan Bank (National Association), as trustee (incorporated herein by reference to Exhibit 4.1 to the Form 8-K dated May 27, 1993, and filed on June 3, 1993).	*
4c.	Form of 7.15% Debenture Due 2023 of Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 4.2 to the Form 8-K dated May 27, 1993, and filed on June 3, 1993).	*
4d.	Form of 6.80% Debenture Due 2026 of Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 4e to the Form 10-K for the fiscal year ended December 31, 1996).	*
4e.	Form of 6.875% Debenture Due 2097 of Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 4f to the Form 10-Q for the quarterly period ended September 30, 1997).	*
4f.	Five Year Competitive Advance and Revolving Credit Facility Agreement dated as of March 17, 1998 among Bristol-Myers Squibb Company, the Borrowing Subsidiaries (as defined in the Agreement), the Lenders listed in Schedule 2.1 to the Agreement, The Chase Manhattan Bank as Administrative Agent and Citibank, N.A., as Administrative Agent.	*
4g.	364-Day Competitive Advance and Revolving Credit Facility Agreement dated as of March 17, 1998 among Bristol-Myers Squibb Company, the Borrowing Subsidiaries (as defined in the Agreement), the Lenders listed in Schedule 2.1 to the Agreement, The Chase Manhattan Bank as Administrative Agent and Citibank, N.A., as Administrative Agent.	*
4h.	Form of 4.75% Note Due 2006 and Form of 5.75% Note Due 2011 of Bristol-Myers Squibb Company (incorporated herein by reference to the Form 424(b)(5) filed on September 26, 2001).	*
**10a.	Bristol-Myers Squibb Company 1997 Stock Incentive Plan, effective as of May 6, 1997 and as amended effective November 3, 1998 (incorporated herein by reference to Exhibit 10a to the Form 10-K for the fiscal year ended December 31, 1998).	*
**10b	Bristol-Myers Squibb Company Executive Performance Incentive Plan (incorporated herein by reference to Exhibit 10b to the Form 10-K for the fiscal year ended December 31, 1996).	*

**10c.	Bristol-Myers Squibb Company 1983 Stock Option Plan, as amended and restated as of January 1, 1997, as amended November 3, 1998 (incorporated herein by reference to Exhibit 10c to the Form 10-K for the fiscal year ended December 31, 1998).	*
**10d.	Squibb Corporation 1982 Option, Restricted Stock and Performance Unit Plan, as amended (incorporated by reference to Exhibit 10b to the Form 10-K for the fiscal year ended December 31, 1993).	*
**10e.	Squibb Corporation 1986 Option, Restricted Stock and Performance Unit Plan, as amended (as adopted, incorporated herein by reference to Exhibit 10k to the Squibb Corporation Form 10-K for the fiscal year ended December 31, 1988, File No. 1-5514, as amended July 1, 1993, incorporated herein by reference to Exhibit 10c to the Form 10-K for the fiscal year ended December 31, 1993).	*
**10f.	Bristol-Myers Squibb Company Performance Incentive Plan, as amended (as adopted, incorporated herein by reference to Exhibit 2 to the Form 10-K for the fiscal year ended December 31, 1978; as amended as of January 8, 1990, incorporated herein by reference to Exhibit 19b to the Form 10-K for the fiscal year ended December 31, 1990; as amended on April 2, 1991, incorporated herein by reference to Exhibit 19b to the Form 10-K for the fiscal year ended December 31, 1991; as amended effective on January 1, 1994, and incorporated herein by reference to Exhibit 10d to the Form 10-K for the fiscal year ended December 31, 1994).	*
**10g.	Benefit Equalization Plan of Bristol-Myers Squibb Company and its Subsidiary or Affiliated corporations Participating in the Bristol-Myers Squibb Company Retirement Income Plan or the Bristol-Myers Squibb Puerto Rico, Inc. Retirement Income Plan, as amended (as amended and restated as of January 1, 1993, as amended effective October 1, 1993, incorporated herein by reference to Exhibit 10e to the Form 10-K for the fiscal year ended December 31, 1993 and amended effective February 1, 1995, incorporated by reference to Exhibit 10e to the Form 10-K for the fiscal year ended December 31, 1995).	*
**10h	Benefit Equalization Plan of Bristol-Myers Squibb Company and its Subsidiary or Affiliated Corporations Participating in the Bristol-Myers Squibb Company Savings and Investment Program, as amended (as amended and restated effective as of January 1, 1996) filed herewith.	E-2-1
**10i	Squibb Corporation Supplementary Pension Plan, as amended (as previously amended and restated, incorporated herein by reference to Exhibit 19g to the Form 10-K for the fiscal year ended December 31, 1991; as amended on September 14, 1993, incorporated by reference to Exhibit 10g to the Form 10-K for the fiscal year ended December 31, 1993).	*
**10j.	Bristol-Myers Squibb Company Restricted Stock Award Plan, as amended (as adopted on November 7, 1989, incorporated herein by reference to Exhibit 10t to the Form 10-K for the fiscal year ended December 31, 1989; as amended on December 4, 1990, incorporated herein by reference to Exhibit 19a to the Form 10-K for the fiscal year ended December 31, 1990; as amended July 1, 1993, incorporated by reference to Exhibit 10h to the Form 10-K for the fiscal year ended December 31, 1993; as amended effective December 6, 1994, incorporated by reference to Exhibit 10h to the Form 10-K for the fiscal year ended January 31, 1994).	*
**10k.	Bristol-Myers Squibb Company Retirement Income Plan for Non-Employee Directors, as amended to March 5, 1996 (incorporated herein by reference to Exhibit 10k to the Form 10-K for the fiscal year ended December 31, 1996).	*
**10l.	Bristol-Myers Squibb Company 1987 Deferred Compensation Plan for Non-Employee Directors, as amended to January 13, 1998 (incorporated herein by reference to Exhibit 101 to the Form 10-K for the fiscal year ended December 31, 1997).	*

**10m.	Bristol-Myers Squibb Company Non-Employee Directors' Stock Option Plan, as amended (as approved by the Stockholders on May 1, 1990, incorporated herein by reference to Exhibit 28 to Registration Statement No. 33--38587 on Form S-8; as amended May 7, 1991, incorporated herein by reference to Exhibit 19c to the Form 10-K for the fiscal year ended December 31, 1991; as amended January 12, 1999, incorporated herein by reference to Exhibit 10m to the Form 10-K for the fiscal year ended December 31, 1998; as amended May 2, 2000, incorporated herein by reference to Exhibit 10m to the Form 10-Q for the quarterly period ended March 31, 2000).	*
**10n.	Squibb Corporation Deferral Plan for Fees of Outside Directors, as amended (as adopted, incorporated herein by reference to Exhibit 10e to the Squibb Corporation Form 10-K for the fiscal year ended December 31, 1987, File No. 1-5514; as amended effective December 31, 1991, incorporated herein by reference to Exhibit 10m to the Form 10-K for the fiscal year ended December 31, 1992).	*
**10o.	Amendment to all of the Company's plans, agreements, legal documents and other writings, pursuant to action of the Board of Directors on October 3, 1989, to reflect the change of the Company's name to Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 10v to the Form 10-K for the fiscal year ended December 31, 1989).	*
**10p.	Employment agreement of March 12, 1999 for Charles A. Heimbold, Jr. (incorporated herein by reference to Exhibit 10p to the Form 10-K for the fiscal year ended December 31, 1998).	*
**10q.	Form of Agreement entered into between the Registrant and each of the following officers on the following dates: Stephen E. Bear, December 4, 2001; Peter R. Dolan, July 29, 1999; Donald J. Hayden, Jr., July 30, 1999; Tamar D. Howson, October 11, 2001; Richard J. Lane, August 6, 1999; John L. McGoldrick, August 10, 1999; Peter S. Ringrose, Ph.D., August 5, 1999; Frederick S. Schiff, July 29, 1999; and John L. Skule, August 5, 1999. (incorporated herein by reference to Exhibit 10q to the Form 10-Q for the quarterly period ended September 30, 1999).	*
21.	Subsidiaries of the Registrant	E-3-1
23.	Consent of PricewaterhouseCoopers LLP	E-4-1

SCHEDULE II

BRISTOL-MYERS SQUIBB COMPANY

VALUATION AND QUALIFYING ACCOUNTS

(dollars in millions)

Description	Balance at beginning of period	Additions charged to costs and expenses	Deductions- bad debts written off	Balance at End of period
Allowances for Discounts and Doubtful accounts:
For the year ended December 31, 2001	$171	$49	$58	$162
For the year ended December 31, 2000	$168	$37	$34	$171
For the year ended December 31, 1999	$147	$65	$44	$168

S-1

QuickLinks

PART I
PART IA
PART II
Five-Year Financial Summary
Five-Year Financial Summary
BRISTOL-MYERS SQUIBB COMPANY CONSOLIDATED STATEMENT OF EARNINGS (in millions, except per share amounts)
BRISTOL-MYERS SQUIBB COMPANY CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME AND RETAINED EARNINGS (in millions, except per share amounts)
BRISTOL-MYERS SQUIBB COMPANY CONSOLIDATED BALANCE SHEET ASSETS (dollars in millions)
BRISTOL-MYERS SQUIBB COMPANY CONSOLIDATED BALANCE SHEET LIABILITIES AND STOCKHOLDERS' EQUITY (dollars in millions)
BRISTOL-MYERS SQUIBB COMPANY CONSOLIDATED STATEMENT OF CASH FLOWS (dollars in millions)
BRISTOL-MYERS SQUIBB COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (dollars in millions)
BRISTOL-MYERS SQUIBB COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (dollars in millions)
REPORT OF MANAGEMENT
REPORT OF INDEPENDENT ACCOUNTANTS
PART III
PART IV
SIGNATURES
EXHIBIT INDEX
BRISTOL-MYERS SQUIBB COMPANY VALUATION AND QUALIFYING ACCOUNTS (dollars in millions)