Form 10-Q
period 2002-03-31
BRISTOL MYERS SQUIBB CO
filed 2002-05-15
CIK 14272

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

Commission File Number 1-1136

BRISTOL-MYERS SQUIBB COMPANY
(Exact name of registrant as specified in its charter)

Delaware	22-079-0350
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

345 Park Avenue, New York, N.Y. 10154
(Address of principal executive offices)

Telephone: (212) 546-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒         No  ☐

At April 30, 2002, there were 1,938,343,702 shares outstanding of the Registrant’s $.10 par value Common Stock.

BRISTOL-MYERS SQUIBB COMPANY

INDEX TO FORM 10-Q

March 31, 2002

Page
PART I—FINANCIAL INFORMATION:

Item 1.

Financial Statements (Unaudited):

Consolidated Balance Sheet at March 31, 2002 and December 31, 2001	3-4

Consolidated Statement of Earnings and Comprehensive Income for the three months ended March 31, 2002 and 2001	5

Consolidated Statement of Cash Flows for the three months ended March 31, 2002 and 2001	6

Notes to Condensed Consolidated Financial Statements	7-13

Report of Independent Accountants	14

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-19

PART II—OTHER INFORMATION

Item 1.

Legal Proceedings	20

Item 4.

Submission of Matters to a Vote of Security Holders	20-21

Item 6.

Exhibits and Reports on Form 8-K	21

Signatures	22

PART I    FINANCIAL INFORMATION

Item 1.    Financial Statements

BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED BALANCE SHEET—ASSETS
(UNAUDITED)

(millions of dollars)	March 31, 2002	December 31, 2001
Current Assets:
Cash and cash equivalents	$3,382	$5,500
Time deposits and marketable securities	198	154
Receivables, net of allowances	3,599	3,949

Inventories:
Finished goods	895	829
Work in process	410	411
Raw and packaging materials	253	247

Total Inventories	1,558	1,487
Prepaid expenses	1,203	1,259

Total Current Assets	9,940	12,349
Property, Plant and Equipment	8,087	8,011
Less: Accumulated depreciation	3,167	3,132

	4,920	4,879
Goodwill	5,225	5,200
Intangible Assets, net	2,200	2,247
Other Assets	2,632	2,382

Total Assets	$24,917	$27,057

The accompanying notes are an integral part of these financial statements.

BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED BALANCE SHEET—
LIABILITIES AND STOCKHOLDERS’ EQUITY
(UNAUDITED)

(millions of dollars)	March 31, 2002	December 31, 2001
Current Liabilities:
Short-term borrowings	$308	$174
Accounts payable	1,438	1,587
Accrued expenses	3,850	4,207
U.S. and foreign income taxes payable	1,211	2,858

Total Current Liabilities	6,807	8,826
Other Liabilities	1,206	1,258
Long-Term Debt	6,170	6,237

Total Liabilities	14,183	16,321

Stockholders’ Equity:
Preferred stock, $2 convertible series:
Authorized 10 million shares; issued and outstanding 8,857 in 2002 and 8,914 in 2001, liquidation value of $50 per share	–	–
Common stock, par value of $.10 per share:
Authorized 4.5 billion shares; issued 2,200,575,063 in 2002 and 2,200,010,476 in 2001	220	220
Capital in excess of par value of stock	2,394	2,336
Other accumulated comprehensive income (loss)	(1,174)	(1,117)
Retained earnings	20,729	20,686

	22,169	22,125
Less cost of treasury stock – 261,962,677 common shares in 2002 and 264,389,570 in 2001	11,435	11,389

Total Stockholders’ Equity	10,734	10,736

Total Liabilities and Stockholders’ Equity	$24,917	$27,057

The accompanying notes are an integral part of these financial statements.

BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED STATEMENT OF EARNINGS
AND COMPREHENSIVE INCOME
(UNAUDITED)

(millions, except per share data)	Three Months Ended March 31,
	2002	2001
EARNINGS
Net Sales	$4,082	$4,689

Expenses:
Cost of products sold	1,391	1,283
Marketing, selling and administrative	896	911
Advertising and product promotion	288	377
Research and development	512	508
Acquired in-process research & development	112	—
Other expense (income), net	165	(77)

	3,364	3,002

Earnings from Continuing Operations Before Income Taxes	718	1,687
Provision for income taxes	133	444

Earnings from Continuing Operations	585	1,243
Discontinued Operations, net	—	93

Net Earnings	$585	$1,336

Earnings Per Common Share
Basic
Earnings from Continuing Operations	$.30	$.64
Discontinued Operations	—	.05

Net Earnings	$.30	$.69

Diluted
Earnings from Continuing Operations	$.30	$.63
Discontinued Operations	—	.05

Net Earnings	$.30	$.68

Average Common Shares Outstanding
Basic	1,935	1,948
Diluted	1,952	1,978
Dividends per common share	$.280	$.275

COMPREHENSIVE INCOME (LOSS)
Net Earnings	$585	$1,336
Other Comprehensive Income
Foreign currency translation, net of tax benefit of $10 in 2002 and $19 in 2001	(48)	82
Deferred (loss) gain on derivatives qualifying as hedges, net of tax benefit of $4 in 2002 and taxes of $13 in 2001	(9)	17

Total Other Comprehensive Income (Loss)	(57)	99

Comprehensive Income	$528	$1,435

The accompanying notes are an integral part of these financial statements.

BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

(millions of dollars)	Three Months Ended March 31,
	2002	2001
Cash Flows From Operating Activities:
Net earnings	$585	$1,336
Depreciation	105	118
Amortization	83	67
Acquired in-process research and development	112	—
Gain from product divestitures	(30)	(32)
Other operating items	(16)	4
Receivables	291	(251)
Inventories	(70)	(86)
Accounts payable and accrued expenses	(240)	(255)
Income taxes	(1,627)	219
Product liability	(27)	(72)
Insurance recoverable	11	77
Pension contribution	(171)	(215)
Other assets and liabilities	(92)	(41)

Net Cash (Used in) Provided by Operating Activities	(1,086)	869

Cash Flows From Investing Activities:
Proceeds from sales of time deposits and marketable securities	83	404
Purchases of time deposits and marketable securities	(123)	(512)
Additions to fixed assets	(211)	(175)
Proceeds from product divestitures	40	40
Business acquisitions (including purchase of trademarks/patents)	(186)	(22)
Other, net	(192)	(45)

Net Cash (Used in) Investing Activities	(589)	(310)

Cash Flows From Financing Activities:
Short-term borrowings	87	17
Long-term debt borrowings	1	—
Issuances of common stock under stock plans	83	64
Purchases of treasury stock	(67)	(668)
Dividends paid	(542)	(537)

Net Cash (Used in) Financing Activities	(438)	(1,124)

Effect of Exchange Rates on Cash	(5)	17

Decrease in Cash and Cash Equivalents	(2,118)	(548)
Cash and Cash Equivalents at Beginning of Period	5,500	3,182

Cash and Cash Equivalents at End of Period	$3,382	$2,634

The accompanying notes are an integral part of these financial statements.

BRISTOL-MYERS SQUIBB COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1:    Basis of Presentation and New Accounting Standards

We prepared the unaudited condensed consolidated financial statements following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. Generally Accepted Accounting Principles (GAAP) can be condensed or omitted. We are responsible for the unaudited financial statements included in this document. The consolidated financial statements include all normal and recurring adjustments necessary for a fair presentation of our financial position at March 31, 2002 and December 31, 2001, and the results of our operations and cash flows for the three months ended March 31, 2002 and 2001. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in our Company’s 2001 Annual Report on Form 10-K. PricewaterhouseCoopers LLP, our independent accountants, have performed a review of the unaudited consolidated financial statements included herein, and their review report thereon accompanies this filing.

Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.

Use of Estimates—the preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition—we record revenue from the sale of products upon shipment to customers net of discounts, rebates and returns. Returns are recorded based on actual products returned during the period. We estimate that this practice results in an earnings effect that generally approximates the accrual method.

Reclassifications—certain prior year amounts have been reclassified to conform to the current year presentation.

Gain or Loss on Debt Extinguishment —In April 2002, Financial Accounting Standards Board (FASB) issued Statement No. 145, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses. SFAS 145 amends SFAS 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The initial adoption of this accounting requirement will not have a material effect on our consolidated financial statements.

Goodwill and Other Intangible Assets—In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. We adopted SFAS No. 142 on January 1, 2002, with certain provisions of the Statement applied, upon acquisition, to goodwill and other acquired intangible assets acquired after June 30, 2001. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired and the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition. Under the new rules, goodwill and intangible assets with indefinite lives will no longer be amortized but will be subject to annual impairment tests. The goodwill arising from business acquisitions, prior to June 30, 2001, was

BRISTOL-MYERS SQUIBB COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1:    Basis of Presentation and New Accounting Standards (continued)

amortized on a straight-line basis over periods ranging from 15 to 40 years. This goodwill is no longer being amortized effective in 2002. Total expenses related to the amortization of goodwill included in the Consolidated Statement of Earnings for the three months ended March 31, 2001 was $19 million, or $.01 per share on a basic and fully diluted basis. We are currently in the process of completing the transitional goodwill impairment test under SFAS No. 142 and we do not believe it will have a material effect on our financial statements.

The changes in the carrying amount of goodwill for the quarter ended March 31, 2002, were as follows:

(dollars in millions)	Pharmaceuticals Segment	Nutritionals Segment	Other Healthcare Segment	Total
Balance as of January 1, 2002	$4,819	$191	$190	$5,200
Purchase accounting adjustments related to recent acquisitions	25	—	—	25

Balance as of March 31, 2002	$4,844	$191	$190	$5,225

As of March 31, 2002, intangible assets consisted of the following:
(dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
Patents/Trademarks	$ 213	$ 23	$ 190	11 years
Licenses	909	611	298	5 years
Technology	1,783	71	1,712	11 years

Total	$2,905	$705	$2,200

Amortization expense for intangible assets for the quarter ended March 31, 2002 was $75 million. Expected amortization expense related to intangible assets is as follows:

(dollars in millions)
For the year ended December 31, 2002	$309
For the year ended December 31, 2003	$218
For the year ended December 31, 2004	$197
For the year ended December 31, 2005	$193
For the year ended December 31, 2006	$192

BRISTOL-MYERS SQUIBB COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 2:    Earnings Per Share

Basic earnings per common share are computed using the weighted average number of shares outstanding during the year. Diluted earnings per common share are computed using the weighted average number of shares outstanding during the year, plus the incremental shares outstanding assuming the exercise of dilutive stock options.

The computations for basic earnings per common share and diluted earnings per common share are as follows:

(millions, except per share data)	Three Months Ended March 31,
	2002	2001
Net Earnings from Continuing Operations	$585	$1,243
Discontinued Operations, net	—	93

Net Earnings	$585	$1,336

Basic:
Average Common Shares Outstanding	1,935	1,948

Earnings from Continuing Operations	$.30	$.64
Discontinued Operations, net	—	.05

Net Earnings	$.30	$.69

Diluted:
Average Common Shares Outstanding	1,935	1,948
Incremental Shares Outstanding Assuming the Exercise of Dilutive Stock
Options	17	30

	1,952	1,978

Earnings from Continuing Operations	$.30	$.63
Discontinued Operations, net	—	.05

Net Earnings	$.30	$.68

Weighted-average shares issuable upon the exercise of stock options, which were not included in the diluted earnings per share calculation because they were antidilutive, were 81 million in 2002 and 43 million in 2001.

Note 3:    Sales Rebate Accrual Adjustment

During the first quarter of 2002, we determined that the estimated Medicaid and prime vendor rebate accrual balance for our U.S. Medicines business was understated and recorded an adjustment to reduce revenues. The pretax earnings effect of the adjustment was a reduction in earnings in 2002 of $262 million ($162 million after tax or $.08 per diluted share). The adjustment for the accrual relates to increases in domestic wholesaler inventories in 2000 and 2001. In our judgment, the impact in 2000 and 2001 was not material and on a per diluted share basis would have approximated $.02 in the first quarter of 2000, and $.01 in the third and fourth quarters of 2000 and in each quarter of 2001.

BRISTOL-MYERS SQUIBB COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 4:    Alliances and Investments

The terms of our commercialization agreement, for the co-development and co-promotion of Erbitux in the United States, Canada and Japan, with ImClone Systems, Inc. (ImClone) were revised in March 2002. Under the revised terms:

•
In lieu of the $300 million milestone payment originally due upon FDA acceptance of the Erbitux filing, we paid ImClone $140 million upon the signing of the revised agreement, and we will pay an additional $60 million on the one year anniversary of the signing;

•
We will now pay ImClone a $500 million milestone payment, originally due in its entirety upon FDA approval of Erbitux, in two parts: $250 million will be paid upon approval of the initial indication, and the remaining $250 million will be paid upon approval of a second indication;

•	ImClone will receive a distribution fee based on a flat rate of 39 percent of product revenues in North America; and
•	The terms of the agreement will continue through 2018.

Of the $140 million paid in March 2002, $112 million was expensed as acquired in-process research and development, and the remaining $28 million was recorded as an additional equity investment. The total equity investment in ImClone as of March 31, 2002 was $509 million. As of March 31, 2002, we believe that the carrying value of our investment in ImClone is not impaired. However, we continue to monitor our investment in ImClone for impairment and it is possible that we could recognize a charge for impairment in future periods based upon further evaluation of the status of Erbitux and the market value of ImClone.

Note 5:    Acquisitions and Divestitures

DuPont Pharmaceuticals Acquisition

On October 1, 2001, we acquired the DuPont Pharmaceuticals Business (DuPont) from E. I. DuPont de Nemours and Company for cash of $7.8 billion. The results of DuPont have been included in the consolidated financial statements from the date of acquisition. DuPont is primarily a domestic pharmaceutical and imagery product business focused on research and development. This acquisition was financed with proceeds from the issuance of $1.5 billion of commercial paper, issuance of $5.0 billion of medium-term notes and operating cash flows. The purchase price allocation was prepared on a preliminary basis, and reasonable changes are expected as additional information becomes available.

In connection with the acquisition, we incurred $640 million of restructuring costs resulting from severance and relocation of workforce, the elimination of duplicate facilities and contract terminations. Such costs have been recognized as a liability assumed as of the acquisition date, resulting in additional goodwill. The $640 million originally recorded in accrued expenses was reduced to $328 million at March 31, 2002.

BRISTOL-MYERS SQUIBB COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 5:    Acquisitions and Divestitures (continued)

The following unaudited pro forma financial information for the three months ended March 31, 2001 presents results as if the acquisition had occurred at the beginning of 2001:

(dollars in millions, except per share amounts)
Net Sales	$4,903
Net Earnings	1,085
Earnings Per Share—Basic	.56
Earnings Per Share—Diluted	$.55

These pro forma results have been prepared for comparative purposes only and include certain adjustments such as additional amortization expense as a result of identifiable intangible assets arising from the acquisition and from increased interest expense on acquisition debt. The pro forma results are not necessarily indicative either of the results of operations that actually would have resulted had the acquisition been in effect at the beginning of the period presented.

Divestitures

During the first quarter of 2002, we completed the sale of two branded products resulting in a pretax gain of $30 million. In 2001, the sale of the Apothecon commodity business was completed, resulting in a pretax gain of $32 million.

Discontinued operations in the three months ended March 31, 2001 reflect the results of the Clairol and Zimmer businesses, which were divested in 2001.

Note 6:    Restructuring

The reserve balance for restructuring activities taken in 2001 was reduced to $222 million at March 31, 2002 from $308 million at December 31, 2001. Restructuring activities include workforce reductions, contract sales force termination, exiting product lines and the downsizing and streamlining of business operations. We expect to substantially complete these restructuring activities by the end of 2002.

Note 7:    Business Segments

Effective in 2002, we reorganized into three groups in support of being a pharmaceutical company with related healthcare businesses. As a result of this reorganization, the company has three reportable segments—the Pharmaceutical Group, the Nutritional Group and Other Healthcare. The Pharmaceutical Group is comprised of the global pharmaceutical, and international (excluding Japan) consumer medicines businesses. The Nutritional Group consists of Mead Johnson Nutritionals, primarily an infant formula business. Other Healthcare consists of the ConvaTec, Medical Imaging, and Consumer Medicines (U.S and Japan) businesses.

BRISTOL-MYERS SQUIBB COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 7:    Business Segments (continued)

The data for 2001 has been restated to conform to the new segment organization.

(millions of dollars)	Net Sales		Earnings Before Income Taxes
	For the Period Ended March 31,
	2002	2001	2002	2001
Pharmaceuticals	$3,240	$3,904	$427	$1,228
Nutritionals	463	502	125	150
Other Healthcare	379	283	86	42

Total Segments	4,082	4,689	638	1,420
Corporate/Other	—	—	80	267

Continuing Operations	$4,082	$4,689	$718	$1,687

Included in earnings before income taxes of each segment is a cost of capital charge. The offset to the cost of capital charge is in Corporate/Other. Corporate/Other also includes interest expense, interest income, certain administrative expenses and allocations to the segments. In 2002, Pharmaceuticals and Corporate/Other include certain nonrecurring items: Pharmaceuticals—a $262 million Medicaid and prime vendor rebate adjustment (adjustment affects Sales and Earnings Before Income Taxes), and a $112 million in-process research and development charge related to the first payment under the revised agreement with ImClone; Corporate/Other—litigation expenses of $125 million and a $30 million gain on the sale of two branded products.

Note 8:    Other (Income)/Expense

The components of Other (Income)/Expense are:

(millions of dollars)	March 31,	March 31,
	2002	2001
Minority interest	$56	$57
Interest expense	98	26
Interest (income)	(23)	(44)
Other	34	(116)

Total	$165	$(77)

Minority interest is primarily related to our partnerships with Sanofi-Synthelabo (Sanofi) to co-develop and co-market two products: AVAPRO and PLAVIX.

BRISTOL-MYERS SQUIBB COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 8:    Other (Income)/Expense

Interest expense in 2002 is primarily related to the $5.0 billion debt issuance in conjunction with the DuPont and ImClone transactions.

Other in 2002 includes the $125 million accrual for litigation, including the Watson Pharmaceutical settlement, partially offset by the $30 million gain on sale of two branded products as well as gains on the sale of certain assets. In 2001, Other includes the gain on sale of the Apothecon commodity business and the settlement of the gain on the sale of Matrix.

Report of Independent Accountants

To the Board of Directors
and Stockholders of
Bristol-Myers Squibb Company

We have reviewed the accompanying consolidated balance sheet of Bristol-Myers Squibb Company and its subsidiaries as of March 31, 2002, and the related consolidated statements of earnings and comprehensive income and of cash flows for each of the three-month periods ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company’s management.

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

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2001, and the related consolidated statements of earnings, comprehensive income and retained earnings and of cash flows for the year then ended (not presented herein), and in our report dated January 24, 2002, except as to the fifth paragraph under the BUSPAR* Litigation discussion in Note 18 which is as of February 14, 2002 and as to the second paragraph in Note 7 which is as of March 5, 2002 and as to the second paragraph under the VANLEV* Litigation discussion in Note 18 which is as of March 25, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2001 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

PRICEWATERHOUSECOOPERS LLP
New York, New York
April 25, 2002

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

FIRST QUARTER RESULTS OF OPERATIONS

Worldwide sales for the first quarter of 2002 decreased 13% (12% excluding foreign exchange) to $4,082 million in 2002 from $4,689 in 2001. Excluding the adjustment for the Medicaid and prime vendor accruals in the U.S. Medicines business (“rebate adjustment”) discussed below, sales decreased 7% (5% excluding foreign exchange) from the prior year to $4,344 million. This sales decline resulted from a 4% decrease in volume, a 2% decrease due to foreign exchange rate fluctuations and a 1% decrease due to changes in selling prices (the price decline was primarily the result of a price reduction on TAXOL* in the U.S. due to generic competition). Sales for the quarter include $411 million of sales related to the DuPont (“DuPont”) Pharmaceuticals acquisition. Excluding the rebate adjustment, U.S. sales decreased 15% to $2,769 million and international sales increased 10% (15% excluding foreign exchange) to $1,574 million. During the quarter, we estimate that reductions in inventory at U.S. pharmaceutical wholesalers reduced pretax earnings by approximately $160 million to $190 million or $.06 to $.07 earnings per diluted share.

A significant portion of our domestic pharmaceutical sales is made to wholesalers. As a result, the financial results and quarterly comparisons are affected by fluctuations in the buying patterns of these major wholesalers and the corresponding changes in inventory levels maintained by these wholesalers. These changes may not reflect underlying prescriber demand. While we can not verify wholesaler inventory levels, we believe average wholesaler inventories of products in the U.S. increased during 2000 and 2001 primarily due to sales incentives offered by us to them. As a result, we estimate our 2001 domestic pharmaceutical sales included approximately four weeks of additional sales. We believe current inventories of our products held by wholesalers in the U.S. significantly exceed levels we consider desirable on a going-forward basis. We have begun to reduce shipments in an attempt to lower inventory to levels more consistent with market demand. We estimate this reduction in wholesaler inventory levels will negatively affect sales and earnings by approximately $.40 in diluted earnings per share over the next four quarters beginning with the second quarter of 2002.

During the first quarter of 2002, we determined that the estimated Medicaid and prime vendor rebate accrual balance for our U.S. Medicines business was understated and recorded an adjustment to revenues. The pretax earnings effect of the adjustment was $262 million ($162 million after tax or $.08 per share). The adjustment for the accrual primarily relates to the increases in domestic wholesaler inventories in 2000 and 2001.

Pharmaceuticals

Sales for the pharmaceuticals segment decreased 17% (16% excluding foreign exchange) to $3,240 million from $3,904 in 2001. Excluding the rebate adjustment, pharmaceutical sales decreased 10% (8% excluding foreign exchange) to $3,502 million. On this same basis, U.S. pharmaceutical sales decreased 20% to $2,210 million in 2002 from $2,750 million in 2001 due to generic competition for GLUCOPHAGE IR, TAXOL*, and BUSPAR*. U.S. sales for these products were $87 million in the first quarter of 2002 as compared to $888 million in 2001. Excluding the rebate adjustment, sales for the remainder of the U.S. pharmaceutical business increased 14% to $2,123 million.

International sales for the pharmaceuticals segment increased 12% (17% excluding foreign exchange). Sales in Europe increased 19% (23% excluding foreign exchange) primarily due to strong sales of PRAVACHOL* across the region and the addition of new products from the DuPont acquisition. Japan realized sales growth of 1% (16% excluding foreign exchange) led by growth in TAXOL* sales.

*	Indicates brand names of products which are trademarks owned by the Company.

Sales of selected products are as follows:

•	Worldwide sales of PRAVACHOL*, our cholesterol-lowering agent, increased 7% (8% excluding foreign exchange), to $542 million. Excluding the rebate adjustment, sales of PRAVACHOL* increased 11%.
•
Sales of PLAVIX, a platelet aggregation inhibitor, increased 29% to $384 million from $298 million in 2001. Sales of AVAPRO increased 22% to $135 million. Excluding the rebate adjustment, sales of PLAVIX and AVAPRO increased 35% and 26%, respectively. PLAVIX and AVAPRO are cardiovascular products launched from the alliance between Bristol-Myers Squibb and Sanofi-Synthelabo. In February 2002, the U.S. Food and Drug Administration approved the supplemental new drug application for PLAVIX for acute coronary syndrome. In March 2002, the American College of Cardiology and the American Heart Association issued updated guidelines adding PLAVIX to standard therapy, includintg aspirin, to treat people with acute coronary syndrome.

•	Sales of SUSTIVA*, an antiretroviral agent acquired from DuPont, were $138 million.
•	Sales of ZERIT*, an antiretroviral agent, were $85 million, a decrease of 41% (40% excluding foreign exchange). Excluding the rebate adjustment, sales of ZERIT* decreased 34%.
•	Sales of VIDEX*, an antiretroviral agent, were $70 million, an increase of 17% (21% excluding foreign exchange). Excluding the rebate adjustment, sales of VIDEX* increased 22%.
•
Sales of GLUCOPHAGE XR and GLUCOVANCE were $56 million and $23 million, respectively, as compared to $14 million and $24 million in 2001. Excluding the rebate adjustment, sales for GLUCOPHAGE XR and GLUCOVANCE were $62 million and $33 million, respectively.

•
The loss of exclusivity and the introduction of generic competition in the U.S. resulted in significant declines in sales for GLUCOPHAGE IR, TAXOL* and BUSPAR*. In 2002, excluding the rebate adjustment, sales for GLUCOPHAGE IR declined to $69 million from $519 million in 2001, sales for TAXOL* declined to $174 million from $330 million in 2001, and BUSPAR* sales declined to $12 million from $203 million in 2001.

Earnings before income taxes for the pharmaceuticals segment declined to $427 million in the first quarter of 2002. Excluding the rebate adjustment and other nonrecurring items described below, earnings before income taxes in 2002 were $801 million as compared to $1,228 million in 2001. The decline in earnings before income taxes is primarily the result of a decrease in sales of several key products and an increase in cost of goods sold.

Nutritionals

Sales for the nutritionals segment were $463 million for the three months ended March 31, 2002, a decrease of 8% (7% excluding foreign exchange) from prior year. Mead Johnson continues to be the leader in the U.S. infant formula market. ENFAMIL*, our largest-selling infant formula, recorded sales of $186 million, a decrease of 12% from the prior year.

Earnings before income taxes for the Nutritionals segment decreased to $125 million in 2002 from $150 million in 2001. This decline in earnings before income taxes is primarily a result of a decrease in infant formula sales in the U.S. partially offset by reduced advertising and promotion spending.

*	Indicates brand names of products which are trademarks owned by the Company.

Other Healthcare

Other healthcare is comprised of the ConvaTec, Medical Imaging and the Consumer Medicines (U.S. and Japan only) businesses.

•
ConvaTec sales increased 5% (8% excluding foreign exchange) to $178 million. Sales of ostomy products increased 5% (8% excluding foreign exchange) to $109 million, while sales of modern wound care products increased 12% (15% excluding foreign exchange) to $67 million.

•	Medical Imaging sales were $104 million. The Medical Imaging business was part of the DuPont Pharmaceuticals acquisition, which occurred on October 1, 2001.
•	U.S./Japan Consumer Medicines sales decreased 16% (13% excluding foreign exchange).

Earnings before income taxes for the other healthcare segment increased to $86 million in 2002 from $42 million in 2001 primarily as a result of the addition of the Medical Imaging business from the DuPont acquisition and strong growth in the ConvaTec business.

OPERATING EXPENSES

Total expenses for the quarter ended March 31, 2002, as a percentage of sales, increased to 82.4% from 64.0% in 2001. Excluding the nonrecurring items discussed below, total expenses, as a percentage of sales, increased to 72.7% from 64.0% in 2001.

During the first quarter of 2002, we recorded certain nonrecurring items that affected continuing operations, including a reduction in pretax earnings in the amount of $262 million as a result of an adjustment to the accrual for estimated Medicaid and prime vendor rebates relating to increases in domestic wholesaler inventories in 2000 and 2001; a pretax charge of $125 million for litigation, including the Watson Pharmaceutical settlement; a pretax in-process research and development charge of $112 million related to the first payment under the revised agreement with ImClone; and a pretax gain of $30 million on the sale of two branded products.

Cost of products sold, as a percentage of sales, increased to 34.1% from 27.4% in 2001. This increase is primarily due to higher cost of goods sold in the U.S. as a result of increased sales from the Oncology Therapeutics Network (a specialty distributor of anticancer medicines and related products) and from a change in product mix, primarily a decline in GLUCOPHAGE IR, TAXOL* and BUSPAR* sales. Excluding nonrecurring items, cost of products sold in 2002, as a percentage of sales were 32.0%.

Marketing, selling, and administrative expenses decreased 2% from $911 million in 2001 to $896 million in 2002. As a percentage of sales, marketing, selling and administrative expenses increased to 22.0% in the first quarter of 2002 from 19.4% in 2001. Excluding nonrecurring items, marketing, selling and administrative expenses in 2002 as a percentage of sales were 20.6%.

Expenditures for advertising and promotion in support of new and existing products declined 23.6% to $288 million from $377 million in 2001, primarily as a result of reduced direct-to-consumer spend.

Research and development expenditures increased 1% to $512 million from $508 million in 2001. Pharmaceutical research and development spending decreased 1% over the prior year, and as a

*	Indicates brand names of products which are trademarks owned by the Company.

percentage of pharmaceutical sales, was 15.2% in the first quarter of 2002 and 12.7% in the first quarter of 2001. Excluding nonrecurring items, pharmaceutical research and development spending as a percentage of pharmaceutical sales, was 14.0% in the first quarter of 2002.

Results from the VANLEV* OCTAVE (Omapatrilat Cardiovascular Treatment Assesment Versus Enalapril) and OVERTURE (Omapatrilat Versus Enalapril Randomized Trial of Utility in Reducing Events) studies were presented at the American College of Cardiology meeting in Atlanta in March 2002. The OCTAVE study, for hypertension, demonstrated consistently greater systolic blood pressure reductions with VANLEV* versus enalapril in all patient groups. The safety profiles of VANLEV* and enalapril were similar, except for a higher rate of angioedema ovserved in VANLEV-treated patients. Preliminary results of the OVERTURE study, for heart failure, indicate that VANLEV* is as effective as enalapril on the primary endpoint.

Other (income) expense was $165 million of expense in the first quarter of 2002 versus $77 million of income in the same period of 2001. The expense in 2002 is primarily due to the inclusion of $125 million of litigation charges and an increase in interest expense related to the issuance of long-term debt for the DuPont and ImClone Systems, Inc. transactions.

EARNINGS

Earnings before income taxes decreased 57% to $718 million compared with $1,687 million in 2001. Net earnings were $585 million compared with $1,243 million in 2001. Basic earnings per share decreased to $.30 from $.64 in 2001 and diluted earnings per share decreased to $.30 from $.63 in 2001. The effective income tax rate on earnings before income taxes was 18.5% compared with 26.3% in 2001. The decline in the effective income tax rate to 18.5% in 2002 is due to lower pretax income in the U.S. as a result of the nonrecurring items.

Excluding nonrecurring items, earnings before income taxes decreased 30% to $1,186 million compared with $1,687 million in 2001. Net earnings on this basis, decreased 30% to $875 million compared with $1,243 million in 2001. Basic earnings per share decreased 30% to $.45 from $.64 in 2001 and diluted earnings per share decreased 29% to $.45 from $.63 in 2001. The effective income tax rate on earnings before income taxes was 26.2% compared with 26.3% in 2001.

FINANCIAL POSITION

Our balance sheet at March 31, 2002 and our statement of cash flows for the three months then ended reflect our strong financial position. We continue to maintain a high level of working capital, $3.1 billion at March 31, 2002, decreasing from $3.5 billion at December 31, 2001. Net assets related to discontinued operations of $927 million are included in the balance sheet at March 31, 2001.

Short-Term borrowings were $308 million compared with $174 million at December 31, 2001, primarily as a result of the issuance of commercial paper. In April 2002, our credit rating from Moody’s investment rating agency was reduced from AAA to AA.

Long-Term Debt remained at the December 31, 2001 year-end level of $6.2 billion.

As a result of our investment in manufacturing and research facilities, additions to fixed assets for the three months ended March 31, 2002 increased to $211 million from $175 million during the same period of 2001.

Net cash used in operating activities was $1,086 million in 2002 as compared to net cash provided by operating activities of $869 million in 2001. The use of cash in 2002 is attributable to income tax payments of $1,627 million, which is primarily related to taxes on the gain arising from the sale of the Clairol business.

Cash flows from operating and investing activities of Discontinued Operations for the three months ended March 31, 2001 were $122 million.

During the three months ended March 31, 2002, we purchased 1.5 million shares of common stock at a cost of $67 million.

CRICITIAL ACCOUNTING POLICIES

The use of estimates and judgments are an inherent part of our accounting policies. Some of those judgments can be subjective and complex. The accounting policies for the following areas are deemed noteworthy as they involve estimates or subjective judgments:

1.
Sales rebate accruals—are established in the same period the related revenue is recognized resulting in a reduction to sales and the establishment of a liability. An accrual is recorded based on an estimate of the proportion of recorded revenue that will result in a rebate.

2.
Acquired in-process research and development—the fair value of acquired in-process research and development is determined by an independent appraisal and based on the present value of a research project’s projected cash flows, utilizing an income approach, and is generally charged to earnings if regulatory approval has not been obtained for the acquired technology or compound.

3.
Intangible Assets—consist of patents/trademarks, technology and licenses and are amortized on a straight-line basis over periods ranging from 3 to 17 years. Intangible assets are periodically reviewed for impairment based on an assessment of future operations (including cash flows).

4.
Equity Investment in ImClone—the shares of ImClone we hold have restrictions on when they can be sold. Therefore, we periodically review this investment for impairment based on an assessment of future operations (including cash flows).

5.
Contingencies—in the normal course of business, we are subject to contingencies, including legal proceedings and claims arising out of our business that cover a wide range of matters, including among others, product liability and environmental liability. We record accruals for such contingencies based upon our assessment of the probability of occurrence and, when determinable, an estimate of the liability.

Because of the uncertainty of factors surrounding the estimates or judgments used in the preparation of the consolidated financial statements actual results may vary from these estimates.

FORWARD LOOKING INFORMATION

This quarterly report on Form 10-Q (including documents incorporated by reference) includes certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding, among other things, statements relating to goals, plans and projections regarding our financial position, results of operations, market position, product development and business strategy. These statements may be identified by the fact that they use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. Such forward-looking statements are based on current expectations and involve inherent risks and uncertainties, including factors that could delay, divert or change any of them, and could cause actual outcomes and results to differ materially from current expectations. These factors include, among other things, market factors, competitive product development, changes to wholesaler inventory levels, governmental regulations and legislation, patent positions and litigation. There can be no guarantees with respect to pipeline products that future clinical studies will support the data described in this release, that the products will receive regulatory approvals, or that they will prove to be commercially successful. For further details and a discussion of these and other risks and uncertainties, see Item 7 in our Form 10-K filing for the 2001 fiscal year under the heading “Forward Looking Information”. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise.

PART II—OTHER INFORMATION

Item 1.     Legal Proceedings

The most significant lawsuits, claims and proceedings pending against the Company and certain of its subsidiaries are discussed in Part I, Item 3, in the Annual Report on Form 10-K for the fiscal year ended December 31, 2001. There were no material developments in the three month period ended March 31, 2002, except as otherwise disclosed in the Annual Report on Form 10-K for the fiscal year ended December 31, 2001 or in this quarterly report on Form 10-Q.

Item 4.     Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on May 7, 2002 for the purpose of:

A.	election of four directors;

B.	ratification of the appointment of PricewaterhouseCoopers LLP as independent accountants for 2002;

C.	approval of the 2002 Stock Incentive Plan;

D.	voting on a stockholder proposal recommending that the Board of Directors take the necessary steps to reinstate the annual election of directors;

E.	voting on a stockholder proposal requesting that the Board of Directors adopt a policy on drug pricing;

F.	voting on a stockholder proposal requesting the Board of Directors seek shareholder approval prior to adopting a poison pill.

The following persons nominated were elected to serve as directors and received the number of votes set opposite their respective names:

	For	Withheld
Peter R. Dolan	1,254,025,609	400,452,556
Vance D. Coffman	1,268,161,560	386,316,605
Ellen V. Futter	1,267,116,531	387,361,634
Louis W. Sullivan	1,266,533,415	387,944,750

The appointment of PricewaterhouseCoopers LLP was ratified by a vote of 1,565,257,736 shares in favor of the appointment, with 76,793,926 shares voting against, 12,431,864 shares abstaining.

The 2002 Stock Incentive Plan was approved by a vote of 1,391,305,421 shares in favor, with 244,114,980 shares voting against, 19,036,826 shares abstaining.

The stockholder-proposed resolution to recommend that the Board of Directors take the necessary

Item 4.     Submission of Matters to a Vote of Security Holders (continued)

steps to reinstate the annual election of directors received a vote of 899,649,969 shares in favor, with 397,725,602 shares voting against, 20,151,063 shares abstaining and 336,957,393 broker non-votes.

The stockholder-proposed resolution requesting the Board of Directors adopt a policy on drug pricing received a vote of 45,135,755 shares in favor, with 1,227,531,882 shares voting against, 44,859,098 shares abstaining and 336,957,292 broker non-votes.

The stockholder-proposed resolution requesting the Board of Directors adopt a policy seeking shareholder approval prior to adoption of a poison pill and also redeem or terminate any pill now in effect received a vote of 873,276,898 shares in favor, with 418,590,119 shares voting against, 25,649,316 shares abstaining and 336,967,694 broker non-votes.

Item 6.     Exhibits and Reports on Form 8-K

a)  Exhibits (listed by number corresponding to the Exhibit Table of Item 601 in Regulation S-K).

Exhibit Number	Description	Page

15.	Independent Accountants’ Awareness Letter.	E-15-1

10q.
Form of agreement entered into between the Registrant and the following executive officers on the following dates: Harrison M. Bains, Jr., May 8, 2002, and Dean Mitchell, May 7, 2002 (incorporated herein by reference to Exhibit 10q to the Form 10-Q for the quarterly period ended September 30, 1999).

10r.	Bristol-Myers Squibb Company 2002 Stock Incentive Plan (incorporated by reference from the Appendix to Proxy Statement filed on April 5, 2002).

b)  The Registrant did not file any reports on Form 8-K during the quarter ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRISTOL-MYERS SQUIBB COMPANY
(Registrant)

Date: May 15, 2002	By: /S/ HARRISON M. BAINS, JR.
Harrison M. Bains, Jr.
Vice President—Tax and Treasury and Acting Chief Financial Officer

Date: May 15, 2002	By: /S/ SANDRA LEUNG
Sandra Leung
Secretary