Form 10-Q
period 2002-06-30
BRISTOL MYERS SQUIBB CO
filed 2002-08-14
CIK 14272

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

Yes ☒     No ☐

At July 31, 2002, there were 1,937,044,877 shares outstanding of the Registrant’s $.10 par value Common Stock.

BRISTOL-MYERS SQUIBB COMPANY

INDEX TO FORM 10-Q

June 30, 2002

		Page
PART I—FINANCIAL INFORMATION:

Item 1.	Financial Statements (Unaudited):

	Consolidated Balance Sheet at June 30, 2002 and December 31, 2001	3	-	4

	Consolidated Statement of Earnings and Comprehensive Income for the three and six months ended June 30, 2002 and 2001	5	-	6

	Consolidated Statement of Cash Flows for the six months ended June 30, 2002 and 2001			7

	Notes to Condensed Consolidated Financial Statements	8	-	18

	Report of Independent Accountants			19

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20	-	27

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings	28	-	30

Item 4.	Submission of Matters to a Vote of Security Holders			31

Item 6.	Exhibits and Reports on Form 8-K			31

Signatures				32

PART I    FINANCIAL INFORMATION

Item 1.    Financial Statements

BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED BALANCE SHEET—ASSETS
(UNAUDITED)

(millions of dollars)	June 30, 2002	December 31, 2001
Current Assets:
Cash and cash equivalents	$3,547	$5,500
Time deposits and marketable securities	72	154
Receivables, net of allowances	3,470	3,949
Inventories:
Finished goods	948	829
Work in process	428	411
Raw and packaging materials	270	247

Total Inventories	1,646	1,487
Prepaid expenses	1,213	1,259

Total Current Assets	9,948	12,349
Property, Plant and Equipment	8,319	8,011
Less: Accumulated depreciation	3,256	3,132

	5,063	4,879
Goodwill	5,091	5,200
Intangible Assets, net	2,126	2,247
Other Assets	2,555	2,382

Total Assets	$24,783	$27,057

The accompanying notes are an integral part of these financial statements.

BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED BALANCE SHEET—
LIABILITIES AND STOCKHOLDERS’ EQUITY
(UNAUDITED)

(millions of dollars)	June 30, 2002	December 31, 2001
Current Liabilities:
Short-term borrowings	$785	$174
Accounts payable	1,483	1,587
Accrued expenses	3,510	4,207
U.S. and foreign income taxes payable	982	2,858

Total Current Liabilities	6,760	8,826
Other Liabilities	1,169	1,258
Long-Term Debt	6,140	6,237

Total Liabilities	14,069	16,321

Stockholders’ Equity:
Preferred stock, $2 convertible series:
Authorized 10 million shares; issued and outstanding 8,613 in 2002 and 8,914 in 2001, liquidation value of $50 per share	—	—
Common stock, par value of $.10 per share:
Authorized 4.5 billion shares; issued 2,200,746,902 in 2002 and 2,200,010,476 in 2001	220	220
Capital in excess of par value of stock	2,423	2,336
Other accumulated comprehensive income (loss)	(1,082)	(1,117)
Retained earnings	20,627	20,686

	22,188	22,125
Less cost of treasury stock—262,839,720 common shares in 2002 and 264,389,570 in 2001	11,474	11,389

Total Stockholders’ Equity	10,714	10,736

Total Liabilities and Stockholders’ Equity	$24,783	$27,057

The accompanying notes are an integral part of these financial statements.

BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED STATEMENT OF EARNINGS
AND COMPREHENSIVE INCOME
(UNAUDITED)

(millions, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
EARNINGS

Net Sales	$4,053	$4,709	$8,135	$9,398

Cost of products sold	1,396	1,347	2,787	2,630
Marketing, selling and administrative	941	966	1,837	1,877
Advertising and product promotion	390	424	678	801
Research and development	536	495	1,048	1,003
Acquired in-process research & development	—	—	112	—
Other (income) expense, net	193	(24)	358	(101)

	3,456	3,208	6,820	6,210

Earnings from Continuing Operations Before Income Taxes	597	1,501	1,315	3,188
Provision for income taxes	157	399	290	843

Earnings from Continuing Operations	440	1,102	1,025	2,345
Discontinued Operations, net	—	99	—	192

Net Earnings	$440	$1,201	$1,025	$2,537

Earnings Per Common Share
Basic
Earnings from Continuing Operations	$.23	$.57	$.53	$1.21
Discontinued Operations	—	.05	—	.10

Net Earnings	$.23	$.62	$.53	$1.31

Diluted
Earnings from Continuing Operations	$.23	$.56	$.53	$1.19
Discontinued Operations	—	.05	—	.10

Net Earnings	$.23	$.61	$.53	$1.29

Average Common Shares Outstanding
Basic	1,937	1,940	1,936	1,944
Diluted	1,944	1,964	1,946	1,971
Dividends per common share	$.280	$.275	$.56	$.55

The accompanying notes are an integral part of these financial statements.

BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED STATEMENT OF EARNINGS
AND COMPREHENSIVE INCOME (CONTINUED)
(UNAUDITED)

(millions of dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
COMPREHENSIVE INCOME (LOSS)

Net Earnings	$440	$1,201	$1,025	$2,537
Other Comprehensive Income
Foreign currency translation, net of tax benefit of $1 and $13 for the three months ended June 30, 2002 and 2001; and $11 and $32 for the six months ended June 30, 2002 and 2001	56	(52)	8	30

Deferred gains on derivatives qualifying as hedges, net of tax of $12 and $6 for the three months ended June 30, 2002 and 2001; and $8 and $19 for the six months ended June 30, 2002 and 2001	36	9	27	26

Total Other Comprehensive Income (Loss)	92	(43)	35	56

Comprehensive Income	$532	$1,158	$1,060	$2,593

The accompanying notes are an integral part of these financial statements.

BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

(millions of dollars)	Six Months Ended June 30,
	2002	2001
Cash Flows From Operating Activities:
Net earnings	$1,025	$2,537
Depreciation	212	232
Amortization	166	131
Provision for litigation	125	—
Acquired in-process research and development	112	—
Gain from product divestitures	(30)	(77)
Other operating items	(10)	6
Receivables	427	102
Inventories	(133)	(116)
Accounts payable and accrued expenses	(493)	(225)
Income taxes	(1,755)	54
Pension contribution	(171)	(215)
Other assets and liabilities	(155)	(46)

Net Cash (Used in) Provided by Operating Activities	(680)	2,383

Cash Flows From Investing Activities:
Proceeds from sales of time deposits and marketable securities	314	729
Purchases of time deposits and marketable securities	(225)	(742)
Additions to fixed assets	(477)	(411)
Proceeds from product divestitures	88	135
Business acquisitions (including purchase of trademarks/patents)	(200)	(60)
Other, net	(218)	(72)

Net Cash (Used in) Investing Activities	(718)	(421)

Cash Flows From Financing Activities:
Short-term borrowings	530	2
Long-term debt	(4)	(1)
Issuances of common stock under stock plans	120	132
Purchases of treasury stock	(117)	(1,272)
Dividends paid	(1,084)	(1,072)

Net Cash (Used in) Financing Activities	(555)	(2,211)

Effect of Exchange Rates on Cash	—	11

Decrease in Cash and Cash Equivalents	(1,953)	(238)
Cash and Cash Equivalents at Beginning of Period	5,500	3,182

Cash and Cash Equivalents at End of Period	$3,547	$2,944

The accompanying notes are an integral part of these financial statements.

BRISTOL-MYERS SQUIBB COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1:    Basis of Presentation and New Accounting Standards

We prepared the unaudited condensed consolidated financial statements following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. Generally Accepted Accounting Principles (GAAP) can be condensed or omitted. We are responsible for the unaudited financial statements included in this document. The consolidated financial statements include all normal and recurring adjustments necessary for a fair presentation of our financial position at June 30, 2002 and December 31, 2001, and the results of our operations for the three and six month periods ended June 30, 2002 and 2001, and cash flows for the six months ended June 30, 2002 and 2001. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in our company’s 2001 Annual Report on Form 10-K. PricewaterhouseCoopers LLP, our independent accountants, have performed a review of the unaudited consolidated financial statements included herein, and their review report thereon accompanies this filing.

Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.

Use of Estimates—the preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Exit or Disposal Activities—In June 2002, the Financial Accounting Standards Board (FASB) approved for issuance Statement No. 146, Accounting for Exit or Disposal Activities, effective for exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 addresses issues regarding the recognition, measurement, and reporting of costs that are associated with exit and/or disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (EITF) has set forth in EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), and the SEC has set forth in the Staff Accounting Bulletin (SAB) 100, Restructuring and Impairment Charges. The initial adoption of this accounting requirement will not have a material effect on our consolidated financial statements.

Gain or Loss on Debt Extinguishment—In April 2002, the FASB issued SFAS No. 145, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Bulletin No. 30 will now be used to classify those gains and losses. SFAS 145 amends SFAS 13 to require that certain lease

BRISTOL-MYERS SQUIBB COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1:    Basis of Presentation and New Accounting Standards (continued)

modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The initial adoption of this accounting requirement will not have an effect on our existing accruals for restructuring and exit activities.

Goodwill and Other Intangible Assets—In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. We adopted SFAS No. 142 on January 1, 2002, with certain provisions applied earlier, upon acquisition, to goodwill and other acquired intangible assets acquired after June 30, 2001. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired and the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition. Under the new rules, goodwill and intangible assets with indefinite lives will no longer be amortized but will be subject to annual impairment tests. The goodwill arising from business acquisitions, prior to June 30, 2001, was amortized on a straight-line basis over periods ranging from 15 to 40 years. This goodwill is no longer being amortized effective in 2002. Total expenses related to the amortization of goodwill included in the Consolidated Statement of Earnings for the three and six month periods ended June 30, 2001 were $18 million and $37 million, respectively, or $.01 per share on a basic and fully diluted basis. We have completed the transitional goodwill assessment which indicated no impairment of goodwill.

The changes in the carrying amount of goodwill for the six months ended June 30, 2002, were as follows:

(dollars in millions)	Pharmaceuticals Segment	Nutritionals Segment	Other Healthcare Segment	Total
Balance as of January 1, 2002	$4,819	$191	$190	$5,200
Purchase accounting adjustments related to recent acquisitions:
— change in exit cost estimate	(105)	—	—	(105)
— purchase price adjustments	(4)	—	—	(4)

Sub-total	(109)	—	—	(109)

Balance as of June 30, 2002	$4,710	$191	$190	$5,091

As of June 30, 2002, intangible assets consisted of the following:

(dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
Patents / Trademarks	$213	$25	$188	11 years
Licenses	902	635	267	5 years
Technology	1,783	112	1,671	11 years

Total	$2,898	$772	$2,126

BRISTOL-MYERS SQUIBB COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1:    Basis of Presentation and New Accounting Standards (continued)

Amortization expense for intangible assets for the three month periods ended June 30, 2002 and 2001 were $74 million and $37 million, respectively, and for the six month periods ended June 30, 2002 and 2001 were $149 million and $77 million. The increase in 2002 from prior year is primarily due to intangible assets obtained in the DuPont acquisition.

Expected amortization expense related to intangible assets is as follows (dollars in millions):

For the year ended December 31, 2002	$320
For the year ended December 31, 2003	$206
For the year ended December 31, 2004	$198
For the year ended December 31, 2005	$193
For the year ended December 31, 2006	$192
For the year ended December 31, 2007	$191

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

(millions, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net Earnings from Continuing Operations	$440	$1,102	$1,025	$2,345
Discontinued Operations, net	—	99	—	192

Net Earnings	$440	$1,201	$1,025	$2,537

Basic:
Average Common Shares Outstanding	1,937	1,940	1,936	1,944

Earnings from Continuing Operations	$.23	$.57	$.53	$1.21
Discontinued Operations, net	—	.05	—	.10

Net Earnings	$.23	$.62	$.53	$1.31

Diluted:
Average Common Shares Outstanding	1,937	1,940	1,936	1,944
Incremental Shares Outstanding Assuming the Exercise of Dilutive Stock Options	7	24	10	27

	1,944	1,964	1,946	1,971

Earnings from Continuing Operations	$.23	$.56	$.53	$1.19
Discontinued Operations, net	—	.05	—	.10

Net Earnings	$.23	$.61	$.53	$1.29

BRISTOL-MYERS SQUIBB COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 2:    Earnings Per Share (continued)

Weighted-average shares issuable upon the exercise of stock options, which were not included in the diluted earnings per share calculation because they were antidilutive, were 119 million for the three and six month periods ended June 30, 2002 and 45 million for the three and six month periods ended June 30, 2001.

Note 3:    Restructuring

In the second quarter of 2002, we recorded a pretax restructuring charge of $59 million related to workforce reductions and downsizing and streamlining of worldwide operations. Of this charge, $30 million relates to employee termination benefits for approximately 540 employees. The remaining $29 million represents the closure of facilities and other related expenses. As of June 30, 2002, $28 million related to these activities was included in accrued liabilities. We expect to substantially complete these restructuring activities by mid 2003.

During the second quarter of 2002, the restructuring charge of $59 million was offset by an adjustment to prior period restructuring reserves of $47 million due to higher than anticipated proceeds from the sale of exited businesses and $12 million primarily due to lower than expected separation payments.

Restructuring activities in prior years include workforce reductions, contract sales force termination, exiting product lines and the downsizing and streamlining of business operations. We expect to substantially complete these restructuring activities by the end of 2002.

Restructuring charges and spending in accrued liabilities associated with prior and current plans are as follows:

(dollars in millions)	Workforce Reductions	Other Costs	Total
Balance—January 1, 2002	$260	$88	$348
Cash payments	(94)	(56)	(150)
Additions	30	—	30
Other deductions	(4)	(5)	(9)

Balance—June 30, 2002	$192	$27	$219

Note 4:    Sales Rebate Accrual Adjustment

During the first quarter of 2002, we determined that the estimated Medicaid and prime vendor rebate accrual balance for our U.S. Medicines business was understated and recorded an adjustment to reduce revenues. The pretax earnings effect of the adjustment was a reduction in pretax earnings in 2002 of $262 million ($162 million after tax or $.08 per diluted share). The adjustment for the accrual primarily relates to increases in domestic wholesaler inventories in 2000 and 2001. In our judgment, the impact in 2000 and 2001 was not material and would have approximated on a per diluted share basis $.02 in the first quarter of 2000 and $.01 in the third and fourth quarters of 2000 and in each quarter of 2001.

BRISTOL-MYERS SQUIBB COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 5:    Alliances and Investments

The terms of our commercialization agreement, for the codevelopment and copromotion of Erbitux in the United States, Canada and Japan, with ImClone Systems, Inc. (ImClone) were revised in March 2002. Under the revised terms:
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

Of the $140 million paid in March 2002, $112 million was expensed as acquired in-process research and development, and the remaining $28 million was recorded as an additional equity investment. The total equity investment in ImClone as of June 30, 2002 was $486 million. On a per share basis, the carrying value of the ImClone investment and the closing market price of ImClone shares as of June 30, 2002 were $33.75 and $8.69, respectively. If the market price of ImClone remains significantly below our carrying value and the decline is not temporary, it is likely we will take a one-time charge to pretax earnings to write down our ImClone investment.

In 1997, we entered into a codevelopment, comarketing agreement with Sanofi-Synthelabo (Sanofi) for two products: AVAPRO (irbesartan), an angiotensin II receptor antagonist indicated for the treatment of hypertension, and PLAVIX (clopidogrel), a platelet inhibitor. The worldwide alliance operates under the framework of two geographic territories: one in the Americas and Australia and the other in Europe and Asia.

We act as the operating partner for the territories covering the Americas principally the U.S., Canada, Puerto Rico, and Latin America countries, and Australia and own the majority controlling interest in the territory. As such, we consolidate all country partnership results and record Sanofi’s share of the results as a minority interest expense, included in Other Income/Expense. For the three month periods ended June 30, 2002 and 2001 we recorded sales in this territory and in comarketing countries of $553 million and $427 million, respectively, and for the six month periods ended June 30, 2002 and 2001 we recorded sales of $1,072 million and $837 million, respectively.

In March and May 2002, Sanofi, its United States subsidiary and Bristol-Myers Squibb Sanofi Pharmaceuticals Holding Partnership filed suit in the U.S. District Court for the Southern District of New York against two generic pharmaceutical companies alleging they infringed patents providing exclusivity for PLAVIX when they filed Abbreviated New Drug Applications seeking regulatory approval to sell clopidogrel. The plaintiffs seek to prevent the defendants from infringing the patents by marketing a generic version of the product prior to the expiration of the patents in 2011 and 2014, respectively. The defendants have asserted that the patents are invalid.

On August 6, 2002 a separate patent was issued to Sanofi covering our currently marketed form of clopidogrel. The importance of this patent cannot be determined until it is known what form of clopidogrel the generics seek to market.

BRISTOL-MYERS SQUIBB COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 6:    Acquisitions and Divestitures

DuPont Pharmaceuticals Acquisition

On October 1, 2001, we acquired the DuPont Pharmaceuticals Business (DuPont) from E. I. DuPont de Nemours and Company for cash of $7.8 billion. The results of DuPont have been included in the consolidated financial statements from the date of acquisition. DuPont is primarily a domestic pharmaceutical and imagery product business focused on research and development. This acquisition was financed with proceeds from the issuance of $1.5 billion of commercial paper, issuance of $5.0 billion of medium-term notes and operating cash flows. The purchase price allocation was initially prepared on a preliminary basis and a final adjustment to the purchase price has been recorded. Certain acquisition related liabilities are based on preliminary estimates and final adjustments are expected as additional information becomes available.

In connection with the acquisition, we incurred $640 million of restructuring costs resulting from severance and relocation of workforce, the elimination of duplicate facilities and contract terminations. Such costs have been recognized as a liability assumed as of the acquisition date, resulting in additional goodwill. Of the $640 million originally recorded in accrued expenses, $523 million remained at December 31, 2001, which was reduced to $174 million at June 30, 2002. During the six month period ended June 30, 2002 the balance in this account was reduced by cash payments of $246 million and by an adjustment to reverse previously recorded exit accruals of $103 million. This adjustment resulted from lower than expected costs associated with exiting certain acquired contracts and activities and was recorded by reducing goodwill.

The following unaudited pro forma financial information, on a continuing operations basis, presents results as if the acquisition had occurred at the beginning of 2001:

(dollars in millions, except per share amounts)	Three Months Ended June 30, 2001	Six Months Ended June 30, 2001
Net Sales	$5,037	$9,940
Net Earnings	995	2,080
Earnings Per Share—Basic	.51	1.07
Earnings Per Share—Diluted	$.51	$1.06

These pro forma results have been prepared for comparative purposes only and include certain adjustments such as additional amortization expense as a result of identifiable intangible assets arising from the acquisition and from increased interest expense on acquisition debt. The pro forma results are not necessarily indicative of the results of operations that actually would have resulted had the acquisition been in effect at the beginning of the periods presented.

Divestitures

During the first quarter of 2002, we completed the sale of two branded products resulting in a pretax gain of $30 million. In the second quarter of 2001, we recorded a pretax gain of $45 million on the sale of ESTRACE tablets. For the first six months of 2001, we recorded a pretax gain of $77 million, which includes the sale of ESTRACE tablets and the Apothecon commodity business.

Discontinued operations in the three and six months ended June 30, 2001 reflect the results of the Clairol and Zimmer businesses, which were divested in 2001.

BRISTOL-MYERS SQUIBB COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 7:    Business Segments

Effective in 2002, we reorganized into three groups in support of being a pharmaceutical company with related healthcare businesses. As a result of this reorganization, the company has three reportable segments—the Pharmaceuticals Group, the Nutritionals Group and Other Healthcare. The Pharmaceuticals Group is comprised of the global pharmaceutical, and international (excluding Japan) consumer medicines businesses. The Nutritionals Group consists of Mead Johnson Nutritionals, primarily an infant formula business. Other Healthcare consists of the ConvaTec, Medical Imaging, and Consumer Medicines (U.S. and Japan) businesses. The data for 2001 has been restated to conform to the new segment organization:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(millions of dollars)	Net Sales		Earnings Before Income Taxes		Net Sales		Earnings Before Income Taxes
	2002	2001	2002	2001	2002	2001	2002	2001
Pharmaceuticals	$3,168	$3,965	$335	$1,127	$6,408	$7,869	$762	$2,355
Nutritionals	489	442	124	81	952	944	249	231
Other Healthcare	396	302	92	57	775	585	178	99

Total Segments	4,053	4,709	551	1,265	8,135	9,398	1,189	2,685
Corporate/Other	—	—	46	236	—	—	126	503

Continuing Operations	$4,053	$4,709	$597	$1,501	$8,135	$9,398	$1,315	$3,188

Included in earnings before income taxes of each segment is a cost of capital charge. The offset to the cost of capital charge is included in Corporate/Other. Corporate/Other also includes interest expense, interest income, certain administrative expenses and allocations to the segments. In 2002, Pharmaceuticals and Corporate/Other include certain nonrecurring items: Pharmaceuticals—a $262 million Medicaid and prime vendor rebate adjustment (adjustment affects Sales and Earnings Before Income Taxes), and a $112 million in-process research and development charge related to the first payment under the revised agreement with ImClone; Corporate/Other—litigation expenses of $125 million and a $30 million gain on the sale of two branded products.

Note 8:    Other (Income)/Expense

The components of Other (Income)/Expense are:

(millions of dollars)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2002	2001	2002	2001
Minority interest expense	$91	$87	$186	$170
Net income from unconsolidated affiliates	(43)	(45)	(82)	(71)
Interest expense	102	23	200	49
Interest income	(18)	(32)	(41)	(76)
Other	61	(57)	95	(173)

Other (Income) / Expense, net	$193	$(24)	$358	$(101)

BRISTOL-MYERS SQUIBB COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 8:    Other (Income)/Expense (continued)

Minority interest expense is primarily related to our partnerships with Sanofi to co-develop and co-market two products: AVAPRO and PLAVIX. For the regions in which we are the operating partner, the consolidated operating results of the partnership are included in our financial statements and our partner’s share of these results are recorded as minority interest expense.

Income from unconsolidated affiliates is primarily related to our partnerships with Sanofi in regions where we are not the operating partner. For these regions, we record our investment in the partnership as an equity investment and record our share of the results in Other (Income)/Expense.

Interest expense in 2002 is primarily related to the $5.0 billion debt issuance in conjunction with the DuPont and ImClone transactions.

Other Expense for the three months ended June 30, 2002 includes litigation and other expenses. For the three months ended June 30, 2001, Other Income includes the gain on sale of ESTRACE tablets. Other Expense for the six months ended June 30, 2002 includes litigation expenses, including the Watson Pharmaceutical settlement, partially offset by the $30 million gain on sale of two branded products as well as gains on the sale of certain assets. For the six months in 2001, Other Income includes the gains on the sale of ESTRACE tablets and the Apothecon commodity business and the settlement of the gain on the sale of Matrix.

Note 9:    Litigation

Various lawsuits, claims and proceedings are pending against the company and certain of its subsidiaries. The most significant of these are described below.

TAXOL Litigation

In 1997 and 1998, we filed several lawsuits alleging that a number of generic drug companies infringed our patents covering methods of administering paclitaxel when they filed Abbreviated New Drug Applications seeking regulatory approval to sell paclitaxel. These actions were consolidated for discovery in the U.S. District Court for the District of New Jersey (District Court). We did not assert a monetary claim against any of the defendants, but sought to prevent the defendants from marketing paclitaxel in a manner that violates our patents. The defendants asserted that they did not infringe our patents and that these patents are invalid and unenforceable.

In early 2000, the District Court invalidated most claims of our patents. On April 20, 2001, the U.S. Court of Appeals for the Federal Circuit affirmed the District Court’s summary judgment of the invalidity of all but two claims of the patents at issue. Those two claims relate to the low-dose, three-hour administration of paclitaxel in which the patient is given a specified regimen of premedicants before the administration of paclitaxel. The appellate court remanded those two claims to the District Court for further proceedings. In 2001 we filed an additional patent infringement suit against another company seeking to market generic paclitaxel.

BRISTOL-MYERS SQUIBB COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 9:    Litigation (continued)

In September 2000, one of the defendants received final approval from the U.S. Food and Drug Administration (FDA) for its Abbreviated New Drug Application for paclitaxel and is marketing the product. Additional final approvals have since been announced by the FDA and sales of additional generic products have begun.

Some of the defendants asserted counterclaims seeking damages for alleged antitrust and unfair competition violations. We believed our patents were valid when we filed the suits, and the counterclaims asserted are believed to be without merit. The lawsuits with four of the defendants have been settled with the defendants agreeing to drop all claims relating to paclitaxel and our granting licenses to the four defendants under certain paclitaxel patent rights. We are considering our options with respect to the two remaining patent infringement defendants.

Since the filing of the initial patent infringement suits, six private actions have been filed by parties alleging antitrust, consumer protection and similar claims relating to our actions to obtain and enforce patent rights. The plaintiffs seek declaratory judgment, damages (treble and/or punitive where allowed), disgorgement and injunctive relief. In June 2002, a group of 29 state attorneys general brought similar claims. In September 2000, the Federal Trade Commission (FTC) initiated an investigation relating to paclitaxel. At this time, the FTC has not brought any claims against us relating to paclitaxel, nor has it indicated whether any such claims will be brought. We are cooperating in these investigations.

It is not possible at this time to make a reasonable assessment as to the final outcome of these lawsuits and investigations. If we were not to prevail in final, non-appealable determinations of these litigations and investigations the impact could be material.

BUSPAR Litigation

On November 21, 2000, we obtained a patent, U.S. Patent No. 6,150,365 (‘365 patent), relating to a method of using BUSPAR or buspirone. We submitted timely information relating to the ‘365 patent to the FDA for listing in a FDA publication commonly known as the “Orange Book,” and the FDA thereafter listed the patent in the Orange Book.

Delisting Suits. Generic-drug manufacturers sued the FDA and the company to compel the delisting of the ‘365 patent from the Orange Book. Although one district court declined to order the delisting of the ‘365 patent, another ordered us to cause the delisting of the patent from the Orange Book. We complied with the court’s order but appealed the decision to the United States Court of Appeals for the Federal Circuit. The Federal Circuit reversed the district court that ordered the delisting.

Patent Suits. We are seeking to enforce the ‘365 patent in actions against two generic drug manufacturers.

Antitrust Suits. Following the delisting of the ‘365 patent from the Orange Book, a number of purchasers of buspirone and several generic drug makers filed lawsuits against us alleging that it improperly triggered statutory marketing exclusivity. The attorneys general of approximately 40 states and Puerto Rico have also

BRISTOL-MYERS SQUIBB COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 9:    Litigation (continued)

filed suit against us with parallel allegations. The plaintiffs have amended their allegations to include charges that a 1994 agreement between us and a generic company improperly blocked the entry of generic buspirone to the market. Plaintiffs seek declaratory judgment, damages (treble and/or punitive where allowed), disgorgement and injunctive relief.

Multidistrict Litigation (MDL) proceedings. The Judicial Panel on MDL granted our motions to have all of the patent and antitrust cases consolidated in a single forum. The court before which the buspirone litigations are now pending issued two opinions dated February 14, 2002. In the first opinion, the court found that the ‘365 patent does not cover uses of buspirone and therefore is not infringed. In the second opinion, the court denied our motion to dismiss the federal antitrust and state law claims. The second opinion allows the claims against us to proceed, except as to federal antitrust claims for damages accrued more than four years before the filing of the complaints.

Government Investigations. The FTC and a number of state attorneys general have initiated investigations concerning the listing of the ‘365 patent in the Orange Book. We are cooperating in these investigations. A number of attorneys general, but not all of them, filed an action against us, as noted earlier. The FTC is also investigating the 1994 agreement discussed above.

It is not possible at this time to make a reasonable assessment as to the final outcome of these lawsuits and investigations. If we were not to prevail in final, non-appealable determinations of these litigations and investigations the impact could be material.

Average Wholesale Pricing Litigation

We, together with a number of pharmaceutical manufacturers, are a defendant in a series of state and federal actions by private plaintiffs, brought as purported class actions, and complaints filed by the Attorneys General of two states, alleging that the manufacturers’ reporting of prices for certain products has resulted in a false and overstated Average Wholesale Price (AWP), which in turn improperly inflated the reimbursement paid by Medicare beneficiaries, insurers, state Medicaid programs, medical plans, and others to health care providers who prescribed and administered those products. The complaints variously assert claims under the federal RICO statute, the federal antitrust laws, Medicaid laws, state antitrust laws, state racketeering laws, and state consumer protection and fair trade statutes. In April, 2002, the federal actions were consolidated for pre-trial purposes and transferred to the United States District Court for the District of Massachusetts, In re Pharmaceutical Industry Average Wholesale Price Litigation. As to the state court actions, one has been stayed pending the consolidated action in Massachusetts, (The National Automatic Sprinkler Industry Welfare Fund and the National Elevator Industry Health Benefit Plan v. Bristol Myers Squibb Co.), a stay is sought in a second action, (The National Asbestos Workers Medical Fund v. Bristol Myers Squibb Co.), and a third action was recently filed and served on the company, (Rice v. Bristol Myers Squibb, et al.). Plaintiffs seek damages as well as injunctive relief aimed at manufacturer price reporting practices. These cases are at a very preliminary stage and we are unable to assess the outcome and any possible effect on our business and profitability.

BRISTOL-MYERS SQUIBB COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 9:    Litigation (continued)

We, together with a number of other pharmaceutical manufacturers, also have received subpoenas and other document requests from various government agencies seeking records relating to its pricing and marketing practices for drugs covered by Medicare and/or Medicaid. The requests for records have come from, the United States Attorney’s Office for the District of Massachusetts, the Office of the Inspector General of the Department of Health and Human Services in conjunction with the Civil Division of the Department of Justice, and several states.

We are producing documents and actively cooperating with these investigations, which could result in the assertion of criminal and/or civil claims. We are unable to assess the outcome of these investigations, which could include the imposition of fines, penalties and administrative remedies.

Securities Matters

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

In March-May 2002, the company and a number of its current and former officers were named as defendants in a number of securities class action lawsuits alleging violations of federal securities laws and regulations. The actions are pending in the U.S. District Court for the Southern District of New York. The plaintiffs variously allege that the defendants disseminated materially false and misleading statements and failed to disclose material information concerning three different matters: (1) safety data of our product VANLEV, (2) our sales incentives to certain wholesalers and the inventory levels of those wholesalers, and (3) our investment in and relations with ImClone Systems, Inc., and ImClone’s product, Erbitux. The allegations of these actions cover the period September 2001 through March 2002. The plaintiffs seek compensatory damages, costs and expenses.

In April 2002, the SEC initiated an inquiry into our wholesaler inventory situation, which we anticipate may become a more formal investigation. We are cooperating with the SEC. We are not able to predict the outcome of this matter which by its nature, and particularly in the current environment, is uncertain. However, one possible outcome could be a restatement of our results reflecting the previously disclosed wholesaler inventory buildup. We believe our accounting treatment for the wholesaler inventory buildup was appropriate and, accordingly, believe that this outcome is unlikely.

It is not possible at this time to make a reasonable assessment of the final outcome of these matters and investigations. If we were not to prevail in final, non-appealable determinations of these litigations and investigations the impact could be material.

While it is not possible to predict with certainty the outcome of these cases, it is the opinion of management that there will not be a material adverse effect on our operating results or consolidated financial position.

Report of Independent Accountants

To the Board of Directors
and Stockholders of
Bristol-Myers Squibb Company

We have reviewed the accompanying consolidated balance sheet of Bristol-Myers Squibb Company and its subsidiaries as of June 30, 2002, and the related consolidated statements of earnings and comprehensive income for each of the three- and six-month periods ended June 30, 2002 and 2001, and the consolidated statement of cash flows for the six-month periods ended June 30, 2002 and 2001. These financial statements are the responsibility of the Company’s management.

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

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2001, and the related consolidated statements of earnings, comprehensive income and retained earnings and of cash flows for the year then ended (not presented herein), and in our report dated January 24, 2002, except as to the fifth paragraph under the Buspar Litigation discussion in Note 18 which is as of February 14, 2002 and as to the second paragraph in Note 7 which is as of March 5, 2002 and as to the second paragraph under the Vanlev Litigation discussion in Note 18 which is as of March 25, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2001 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

PricewaterhouseCoopers LLP
New York, New York
August 13, 2002

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

SECOND QUARTER RESULTS OF OPERATIONS

Worldwide sales for the second quarter of 2002 decreased 14% (13% excluding foreign exchange) to $4,053 million in 2002 from $4,709 million in 2001. This sales decline resulted from a 13% decrease in volume, a 1% decrease due to foreign exchange rate fluctuations and no change due to changes in selling prices. International sales increased 5% (7% excluding foreign exchange) and domestic sales decreased 23%. Sales for the quarter include $394 million of sales related to the DuPont Pharmaceuticals (DuPont) acquisition.

As previously disclosed, at December 31, 2001, U.S. wholesaler inventory levels significantly exceeded desirable levels. The buildup in wholesaler inventory levels resulted primarily from sales incentives offered by us to wholesalers during 2000 and 2001. We have made substantial progress in reducing U.S. wholesaler inventories to desirable levels. We estimate that nearly half of the total earnings per share impact of the workdown of domestic wholesaler inventory to desirable levels was achieved in the first half of 2002.

We estimate that the value of the wholesaler inventory workdown will reduce diluted earnings per share by an aggregate of approximately $.61 per diluted share, approximately $.11 per diluted share in the first quarter of 2002, approximately $.18 per diluted share in the second quarter of 2002, approximately $.24 per diluted share in the last two quarters of 2002, and approximately $.08 per diluted share in 2003. The majority of the earnings per share impact remaining at year-end 2002 is expected to be related to three of our non-exclusive products, GLUCOPHAGE IR, BUSPAR* and MEGACE O/S*.

These estimates exceed our previously announced estimates of approximately $.06 to $.07 per diluted share in the first quarter of 2002 and approximately $.40 per diluted share over the next four quarters, including approximately $.14 to $.17 per diluted share in the second quarter of 2002. The revised estimate for the aggregate impact of the value of wholesaler inventory workdown on diluted earnings per share is due largely to an increase in our estimate of the value of domestic wholesaler inventory above desirable levels at December 31, 2001. The revised estimate for the amount of wholesaler inventory workdown in the first quarter of 2002 is largely due to greater demand-based sales in the quarter than had previously been estimated. The revised estimate for the amount of wholesaler inventory workdown in the second quarter of 2002 is due to reduced shipments in the quarter. We estimate that completion of the wholesaler inventory workdown process will extend through the full year 2003 rather than the previously disclosed first quarter of 2003 primarily due to additional time that will be required to work down wholesaler inventories of three of our non-exclusive products, GLUCOPHAGE IR, BUSPAR* and MEGACE O/S*, to desirable levels.

The actual earnings per share impact and timing of the wholesaler inventory workdown are subject to a number of factors, some of which are not within our control and are subject to change. These factors include prescription sales demand for our products, competitive market pressures and actions of the wholesalers. In addition, the workdown of our non-exclusive products, which include BUSPAR*, GLUCOPHAGE IR, MEGACE O/S* and TAXOL*, may be adversely impacted by generic competition.

Moreover, all amounts related to the impact of the wholesaler inventory workdown on earnings per share are estimates. We estimate the impact of the wholesaler inventory workdown on our diluted

*	Indicates brand names of products which are trademarks we own.

earnings per share by calculating the difference between estimated U.S. demand-based sales and our actual U.S. sales. The result of this inventory workdown calculation is then compared with inventory information received from selected wholesalers. We estimate demand-based sales of our products in the U.S. based on historical and current information obtained from a variety of third parties, including data related to retail and mail order prescriptions, average selling prices, information on discounts and rebates, doses per day, average therapy days, price increases, mix shifts, and hospital, HMO, government and other sales data. We estimate the level of domestic wholesaler inventories based on information provided by third parties, our internal information related to actual sales and our estimate of demand-based sales. All third party data (other than information reported directly by certain of our wholesalers with respect to their own inventory levels) are themselves estimates. We are not able to verify independently any of the third party data, including the information provided directly by such wholesalers. In addition, although the vast majority of this third-party information is available within 30 days after the close of a quarter and reflected in our announced estimates, some information is received as much as 45 days or more after the end of the quarter. Accordingly, our estimates are subject to revision as additional information becomes available and are subject to the inherent limitations of estimates that rely on third-party data.

Pharmaceuticals

Sales for the pharmaceuticals segment decreased 20% (19% excluding foreign exchange) to $3,168 million from $3,965 million in 2001. Domestic pharmaceutical sales decreased 32% to $1,843 million in 2002 from $2,716 million in 2001 due to wholesaler inventory workdown and generic competition for GLUCOPHAGE IR, TAXOL*, and BUSPAR*. U.S. sales for these products were $51 million in the second quarter of 2002 as compared to $753 million in 2001.

International sales for the pharmaceuticals segment increased 6% (8% excluding foreign exchange). Sales in Europe increased 10% (11% excluding foreign exchange) primarily due to strong sales of PRAVACHOL* across the region and the addition of new products from the DuPont acquisition. Japan realized sales growth of 3% (11% excluding foreign exchange) led by growth in TAXOL* sales.

Sales of selected products are as follows:

•
Worldwide sales of PRAVACHOL*, our cholesterol-lowering agent, increased 6% to $474 million. In July 2002, the U.S. Food and Drug Administration (FDA) Cardiovascular and Renal Drugs Advisory Committee issued a recommendation to the FDA in favor of the approval of our PRAVACHOL* plus aspirin New Drug Application.

•
Sales of PLAVIX, a platelet aggregation inhibitor, increased 25% to $396 million from $317 million in 2001. Sales of AVAPRO increased 43% to $157 million. PLAVIX and AVAPRO are cardiovascular products launched from the alliance between Bristol-Myers Squibb and Sanofi-Synthelabo.

•	Sales of SUSTIVA*, an antiretroviral agent acquired from DuPont, were $129 million.

•	Sales of ZERIT*, an antiretroviral agent, were $86 million, a decrease of 39%.

•	Sales of VIDEX*, an antiretroviral agent, were $46 million, a decrease of 32%.

•	Sales of GLUCOPHAGE XR and GLUCOVANCE were $60 million and $26 million, respectively, as compared to $111 million and $135 million in 2001.

•
The loss of exclusivity and the introduction of generic competition in the U.S. resulted in significant declines in sales for GLUCOPHAGE IR, TAXOL* and BUSPAR*. In 2002 sales for GLUCOPHAGE IR declined to $11 million from $511 million, sales for TAXOL* declined to $38 million from $160 million, and BUSPAR* sales declined to $2 million from $82 million.

*	Indicates brand names of products which are trademarks we own.

Earnings before income taxes for the pharmaceuticals segment declined to $335 million in the second quarter of 2002 from $1,127 million in the same period in 2001. The decline in earnings before income taxes is primarily the result of the workdown in U.S. wholesalers inventory levels and generic competition.

Nutritionals

Sales for the nutritionals segment were $489 million for the three months ended June 30, 2002, an increase of 11% (foreign exchange had no impact on sales) from prior year. Mead Johnson continues to be the leader in the U.S. infant formula market. ENFAMIL*, our largest-selling infant formula, recorded sales of $203 million, an increase of 18% from the prior year largely due to the introduction of ENFAMIL* LIPIL in the first quarter of 2002.

Earnings before income taxes for the nutritionals segment increased to $124 million in 2002 from $81 million in 2001. This increase in earnings before income taxes is driven by higher sales and manufacturing efficiencies.

Other Healthcare

Other Healthcare is comprised of the ConvaTec, Medical Imaging and the Consumer Medicines (U.S. and Japan only) businesses.

•
ConvaTec sales remained at prior year levels of $180 million (1% increase excluding foreign exchange). Sales of ostomy products decreased 1% (flat excluding foreign exchange) to $113 million, while sales of modern wound care products increased 7% (8% excluding foreign exchange) to $65 million.

•	Medical Imaging sales were $118 million. The Medical Imaging business was part of the DuPont Pharmaceuticals acquisition, which occurred on October 1, 2001.

•	U.S./Japan Consumer Medicines sales decreased 19% (17% excluding foreign exchange) to $99 million, primarily due to lower sales of Excedrin in the U.S. and Bufferin sales in Japan.

Earnings before income taxes for the other healthcare segment increased to $92 million in 2002 from $57 million in 2001 primarily as a result of the addition of the Medical Imaging business from the DuPont acquisition.

OPERATING EXPENSES

Total expenses for the quarter ended June 30, 2002, as a percentage of sales, increased to 85.3% from 68.1% in 2001, largely due to the reduction in sales as a result of the U.S. wholesaler inventory workdown and the increase in cost of products sold.

Cost of products sold, as a percentage of sales, increased to 34.4% from 28.6% in 2001. This increase is primarily due to higher cost of goods sold in the U.S. as a result of increased sales from the Oncology Therapeutics Network (a specialty distributor of anticancer medicines and related products) and from a change in product mix, attributable to the U.S. wholesaler inventory workdown and a decline in GLUCOPHAGE IR, TAXOL* and BUSPAR* sales.

*	Indicates brand names of products which are trademarks we own

Marketing, selling, and administrative expenses decreased 3% from $966 million in 2001 to $941 million in 2002. As a percentage of sales, marketing, selling and administrative expenses increased to 23.2% in the second quarter of 2002 from 20.5% in 2001, due to lower sales in 2002.

Expenditures for advertising and promotion in support of new and existing products declined 8% to $390 million from $424 million in 2001, primarily as a result of reduced direct-to-consumer spend. As a percentage of sales, advertising and promotion expenditures increased to 9.6% in the second quarter of 2002 from 9.0% in 2001.

Research and development expenditures increased 8% to $536 million from $495 million in 2001. Pharmaceutical research and development spending increased 6% over the prior year, and as a percentage of pharmaceutical sales, was 16.1% in the second quarter of 2002 and 12.1% in the second quarter of 2001.

In May 2002, we announced the submission of a Marketing Authorization Application to the European Medicines Evaluation Agency for atazanavir, a novel protease inhibitor under investigation for the treatment of HIV/AIDS.

In July 2002, the FDA Cardiovascular and Renal Drugs Advisory Committee recommended against the approval of VANLEV* (omapatrilat) New Drug Application (NDA) for the treatment of hypertension. The FDA Advisory Committee recommendation is not binding. However, the FDA usually follows the guidance of the Advisory Committee. We expect to receive a final decision from the FDA later this year and we continue to evaluate our options.

Development of a lead candidate compound in our superstatin program has been terminated; however we will continue with back-up compounds moving forward in preclinical research.

Other (Income)/Expense was $193 million of expense in the second quarter of 2002 versus $24 million of income in the same period of 2001. The expense in 2002 is primarily due to increases in litigation expenses and interest expense related to the issuance of long-term debt for the DuPont and ImClone transactions. The second quarter of 2001 includes the gain on the sale of ESTRACE* tablets.

EARNINGS

Earnings from continuing operations before income taxes decreased 60% to $597 million compared with $1,501 million in 2001. Net earnings, on this basis, were $440 million compared with $1,102 million in 2001. Basic earnings per share decreased to $.23 from $.57 in 2001 and diluted earnings per share decreased to $.23 from $.56 in 2001. The effective income tax rate on earnings before income taxes was 26.3% compared with 26.6% in 2001.

SIX MONTHS RESULTS OF OPERATIONS

Worldwide sales for the first six months of 2002 decreased 13% (12% excluding foreign exchange) to $8,135 million in 2002 from $9,398 million in 2001. This sales decline resulted from a 9% decrease in volume, a 1% decrease due to foreign exchange rate fluctuations and a 3% decrease due to changes in selling prices. Excluding the rebate adjustment recorded in the first quarter of 2002, selling prices decreased 1% from the prior year.

*	Indicates brand names of products which are trademarks we own.

International sales increased 7% (11% excluding foreign exchange) and domestic sales decreased 23%. Sales for the six months include $805 million of sales related to the DuPont acquisition.

As previously discussed, nearly half of the total earnings per share impact of the workdown of domestic wholesaler inventory to desired levels was achieved in the first half of 2002. As a result, diluted earnings per share for the first six months was reduced by an estimated $.29.

Pharmaceuticals

Sales for the pharmaceuticals segment decreased 19% (17% excluding foreign exchange) to $6,408 million from $7,869 million in 2001. Domestic pharmaceutical sales decreased 31% to $3,792 million in 2002 from $5,466 million in 2001 due to wholesaler inventory workdown and generic competition for GLUCOPHAGE IR, TAXOL*, and BUSPAR*.

International sales for the pharmaceuticals segment increased 9% (13% excluding foreign exchange). Sales in Europe increased 14% (17% excluding foreign exchange) primarily due to strong sales of PRAVACHOL* across the region and the addition of new products from the DuPont acquisition. Japan realized sales growth of 2% (13% excluding foreign exchange) led by growth in TAXOL* sales.

Sales of selected products are as follows:

•	Worldwide sales of PRAVACHOL*, our cholesterol-lowering agent, increased 6% to $1,016 million.

•	Sales of PLAVIX increased 27% to $780 million from $615 million in 2001. Sales of AVAPRO increased 32% to $292 million.

•	Sales of SUSTIVA*, a product acquired from DuPont, were $267 million.

•	Sales of Oncology Therapeutics Network (OTN) were $873 million, an increase of 29% over prior year.

Earnings before income taxes for the pharmaceuticals segment declined to $762 million from $2,355 million in 2001. The decline in earnings before income taxes is primarily the result of the workdown in U.S. wholesalers inventory levels.

Nutritionals

Sales for the nutritionals segment were $952 million for the six months ended June 30, 2002, an increase of 1% (2% excluding foreign exchange) from prior year. Mead Johnson continues to be the leader in the U.S. infant formula market. ENFAMIL*, our largest-selling infant formula, recorded sales of $389 million, an increase of 2% from the prior year.

Earnings before income taxes for the nutritionals segment increased to $249 million in 2002 from $231 million in 2001. This increase in earnings before income taxes is driven by favorable sales mix and manufacturing efficiencies.

Other Healthcare

Other Healthcare is comprised of the ConvaTec, Medical Imaging and the Consumer Medicines (U.S. and Japan only) businesses.

*	Indicates brand names of products which are trademarks we own.

•
ConvaTec sales increased 3% (5% excluding foreign exchange) to $358 million. Sales of ostomy products increased 2% (4% excluding foreign exchange) to $222 million, while sales of modern wound care products increased 9% (11% excluding foreign exchange) to $132 million.

•	Medical Imaging sales were $222 million, driven by CARDIOLITE* sales of $142 million.

•	U.S./Japan Consumer Medicines sales decreased 17% (15% excluding foreign exchange) to $195 million, primarily due to lower sales of Excedrin in the U.S.

Earnings before income taxes for the other healthcare segment increased to $178 million in 2002 from $99 million in 2001 primarily as a result of the addition of the Medical Imaging business from the DuPont acquisition and strong growth in the ConvaTec business.

OPERATING EXPENSES

Total expenses for the six months ended June 30, 2002, as a percentage of sales, increased to 83.8% from 66.1% in 2001, largely due to the reduction in sales as a result of the U.S. wholesaler inventory workdown and the increase in cost of products sold.

Cost of products sold, as a percentage of sales, increased to 34.3% from 28.0% in 2001. This increase is primarily due to higher cost of goods sold in the U.S. as a result of increased sales from the Oncology Therapeutics Network (a specialty distributor of anticancer medicines and related products) and from a change in product mix, attributable to the U.S. wholesaler inventory workdown and a decline in GLUCOPHAGE IR, TAXOL* and BUSPAR* sales.

Marketing, selling, and administrative expenses decreased 2% from $1,877 million in 2001 to $1,837 million in 2002. As a percentage of sales, marketing, selling and administrative expenses increased to 22.5% in the second quarter of 2002 from 20.0% in 2001, due to lower sales in 2002.

Expenditures for advertising and promotion declined 15% to $678 million from $801 million in 2001, primarily as a result of reduced direct-to-consumer spend. As a percentage of sales, advertising and promotion expenditures slightly decreased to 8.3% in 2002 from 8.5% in 2001.

Research and development expenditures increased 4% to $1,048 million from $1,003 million in 2001. Pharmaceutical research and development spending increased 3% over the prior year, and as a percentage of pharmaceutical sales, was 15.7% for the six months ended June 30, 2002 and 12.4% in the same period in 2001.

Other (income) expense was $358 million of expense in the first six months 2002 versus $101 million of income in the same period of 2001. The expense in 2002 is primarily due to interest expense related to the issuance of long-term debt for the DuPont and ImClone transactions, and litigation charges. The income in 2001 is mainly comprised of gains on the sale of ESTRACE* tablets and the Apothecon business plus the settlement of the gain on the sale of Matrix.

*	Indicates brand names of products which are trademarks we own.

EARNINGS

Earnings from continuing operations before income taxes decreased 59% to $1,315 million compared with $3,188 million in 2001. Net earnings, on this basis, were $1,025 million compared with $2,345 million in 2001. Basic earnings per share decreased to $.53 from $1.21 in 2001 and diluted earnings per share decreased to $.53 from $1.19 in 2001. The effective income tax rate on earnings before income taxes was 22.1% compared with 26.4% in 2001. The decrease in the effective tax rate was due to lower pretax income in the U.S as a result of the nonrecurring items.

During the first six months of 2002, we recorded certain nonrecurring items that affected continuing operations, including a reduction in pretax earnings in the amount of $262 million as a result of an adjustment to the accrual for estimated Medicaid and prime vendor rebates relating to increases in domestic wholesaler inventories in 2000 and 2001; a pretax charge of $125 million for litigation, including the Watson Pharmaceutical settlement; a pretax in-process research and development charge of $112 million related to the first payment under the revised agreement with ImClone; and a pretax gain of $30 million on the sale of two branded products. Nonrecurring items recorded in the first six months of 2002 reduced diluted earnings per share by $.15.

FINANCIAL POSITION

Our balance sheet at June 30, 2002 and our statement of cash flows for the six months then ended reflect our strong financial position. We continue to maintain a high level of working capital, $3.2 billion at June 30, 2002, decreasing from $3.5 billion at December 31, 2001. Net assets related to discontinued operations of $948 million are included in the balance sheet at June 30, 2001.

Inventory increased to $1,646 million from the December 31, 2001 balance of $1,487 million. The increase in 2002 is primarily the result of the workdown of inventory levels at U.S. wholesalers.

Short-Term borrowings were $785 million compared with $174 million at December 31, 2001, primarily as a result of the issuance of commercial paper.

Long-Term Debt decreased to $6.1 billion from the December 31, 2001 year-end level of $6.2 billion. In 2002, our long-term credit ratings, from both Moody’s and Standard and Poor’s credit rating agencies were reduced from Aaa/AAA to Aa2 and AA, respectively.

As a result of our investment in manufacturing and research facilities, additions to fixed assets for the six months ended June 30, 2002 increased to $477 million from $411 million for the same period of 2001.

Net cash used in operating activities was $680 million in 2002 as compared to net cash provided by operating activities of $2,383 million in 2001. The use of cash in 2002 is attributable to income tax payments of $1,755 million, which is primarily related to taxes on the gain arising from the sale of the Clairol business. The additional decrease in cash from operating activities is mainly due to lower net earnings. Cash flows from operating and investing activities of Discontinued Operations for the six months ended June 30, 2001 were $119 million.

During the six months ended June 30, 2002, we purchased 3.1 million shares of common stock at a total cost of $117 million.

*	Indicates brand names of products which are trademarks we own.

CRITICAL ACCOUNTING POLICIES

The use of estimates and judgments are an inherent part of our accounting policies. Some of those judgments can be subjective and complex. The accounting policies for the following areas are deemed noteworthy as they involve estimates or subjective judgments:

1.
Sales rebate accruals—Medicaid and prime vendors sales rebate accruals are established in the same period the related revenue is recognized resulting in a reduction to sales and the establishment of a liability. An accrual is recorded based on an estimate of the proportion of recorded revenue that will result in a rebate. Managed healthcare sales rebate accruals, which are also recorded as reductions to sales, are established based on the expected amounts due to managed care plans for rebates associated with performance measurements related to prescriptions sold to those plans’ patients during the period.

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

4.	Equity Investment in ImClone—we review this investment for impairment based on our judgment whether the decline in market value of ImClone’s shares is other than temporary.

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

PART II—OTHER INFORMATION

Item 1.     Legal Proceedings

The most significant lawsuits, claims and proceedings pending against the company and certain of its subsidiaries are discussed in Part I, Item 3, in the Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and material developments in such and other matters in the six month period ended June 30, 2002 are described below.

TAXOL* Litigation

In 1997 and 1998, we filed several lawsuits alleging that a number of generic drug companies infringed our patents covering methods of administering paclitaxel when they filed Abbreviated New Drug Applications seeking regulatory approval to sell paclitaxel. These actions were consolidated for discovery in the U.S. District Court for the District of New Jersey (District Court). We did not assert a monetary claim against any of the defendants, but sought to prevent the defendants from marketing paclitaxel in a manner that violates our patents. The defendants asserted that they did not infringe our patents and that these patents are invalid and unenforceable.

In early 2000, the District Court invalidated most claims of our patents. On April 20, 2001, the U.S. Court of Appeals for the Federal Circuit affirmed the District Court’s summary judgment of the invalidity of all but two claims of the patents at issue. Those two claims relate to the low-dose, three-hour administration of paclitaxel in which the patient is given a specified regimen of premedicants before the administration of paclitaxel. The appellate court remanded those two claims to the District Court for further proceedings. In 2001 we filed an additional patent infringement suit against another company seeking to market generic paclitaxel.

In September 2000, one of the defendants received final approval from the U.S. Food and Drug Administration (FDA) for its Abbreviated New Drug Application for paclitaxel and is marketing the product. Additional final approvals have since been announced by the FDA and sales of additional generic products have begun.

Some of the defendants asserted counterclaims seeking damages for alleged antitrust and unfair competition violations. We believed our patents were valid when we filed the suits, and the counterclaims asserted are believed to be without merit. The lawsuits with four of the defendants have been settled with the defendants agreeing to drop all claims relating to paclitaxel and our granting licenses to the four defendants under certain paclitaxel patent rights. We are considering our options with respect to the two remaining patent infringement defendants.

Since the filing of the initial patent infringement suits, six private actions have been filed by parties alleging antitrust, consumer protection and similar claims relating to our actions to obtain and enforce patent rights. The plaintiffs seek declaratory judgment, damages (treble and/or punitive where allowed), disgorgement and injunctive relief. In June 2002, a group of 29 state attorneys general brought similar claims. In September 2000, the Federal Trade Commission (FTC) initiated an investigation relating to paclitaxel. At this time, the FTC has not brought any claims against us relating to paclitaxel, nor has it indicated whether any such claims will be brought. We are cooperating in these investigations.

It is not possible at this time to make a reasonable assessment as to the final outcome of these lawsuits and investigations. If we were not to prevail in final, non-appealable determinations of these litigations and investigations the impact could be material.

BUSPAR* Litigation

On November 21, 2000, we obtained a patent, U.S. Patent No. 6,150,365 (‘365 patent), relating to a method of using BUSPAR* or buspirone. We submitted timely information relating to the ‘365 patent to the FDA for listing in a FDA publication commonly known as the “Orange Book,” and the FDA thereafter listed the patent in the Orange Book.

Delisting Suits. Generic-drug manufacturers sued the FDA and the company to compel the delisting of the ‘365 patent from the Orange Book. Although one district court declined to order the delisting of the ‘365 patent, another ordered us to cause the delisting of the patent from the Orange Book. We complied with the court’s order but appealed the decision to the United States Court of Appeals for the Federal Circuit. The Federal Circuit reversed the district court that ordered the delisting.

Patent Suits. We are seeking to enforce the ‘365 patent in actions against two generic drug manufacturers.

Antitrust Suits. Following the delisting of the ‘365 patent from the Orange Book, a number of purchasers of buspirone and several generic drug makers filed lawsuits against us alleging that it improperly triggered statutory marketing exclusivity. The attorneys general of approximately 40 states and Puerto Rico have also filed suit against us with parallel allegations. The plaintiffs have amended their allegations to include charges that a 1994 agreement between us and a generic company improperly blocked the entry of generic buspirone to the market. Plaintiffs seek declaratory judgment, damages (treble and/or punitive where allowed), disgorgement and injunctive relief.

Multidistrict Litigation (MDL) proceedings. The Judicial Panel on MDL granted our motions to have all of the patent and antitrust cases consolidated in a single forum. The court before which the buspirone litigations are now pending issued two opinions dated February 14, 2002. In the first opinion, the court found that the ‘365 patent does not cover uses of buspirone and therefore is not infringed. In the second opinion, the court denied our motion to dismiss the federal antitrust and state law claims. The second opinion allows the claims against us to proceed, except as to federal antitrust claims for damages accrued more than four years before the filing of the complaints.

Government Investigations. The FTC and a number of state attorneys general have initiated investigations concerning the listing of the ‘365 patent in the Orange Book. We are cooperating in these investigations. A number of attorneys general, but not all of them, filed an action against us, as noted earlier. The FTC is also investigating the 1994 agreement discussed above.

It is not possible at this time to make a reasonable assessment as to the final outcome of these lawsuits and investigations. If we were not to prevail in final, non-appealable determinations of these litigations and investigations the impact could be material.

Average Wholesale Pricing Litigation

We, together with a number of pharmaceutical manufacturers, are a defendant in a series of state and federal actions by private plaintiffs, brought as purported class actions, and complaints filed by the Attorneys General of two states, alleging that the manufacturers’ reporting of prices for certain products has resulted in a false and overstated Average Wholesale Price (AWP), which in turn improperly inflated the reimbursement paid by Medicare beneficiaries, insurers, state Medicaid programs, medical plans, and others to health care providers who prescribed and administered those products. The complaints variously assert claims under the federal RICO statute, the federal antitrust laws, Medicaid laws, state antitrust laws, state racketeering laws, and state consumer protection and fair trade statutes. In April, 2002, the federal actions were consolidated for pre-trial purposes and transferred to the United States District Court for the District of Massachusetts, In re Pharmaceutical Industry Average Wholesale Price Litigation. As to the state court actions, one has been stayed pending the consolidated action in Massachusetts, (The National Automatic Sprinkler Industry Welfare Fund and the National Elevator Industry Health Benefit Plan v. Bristol Myers Squibb Co.), a stay is sought in a second action, (The National Asbestos Workers Medical Fund v. Bristol Myers Squibb Co.), and a third action was recently filed and served on the company, (Rice v. Bristol Myers Squibb, et al.). Plaintiffs seek damages as well as injunctive relief aimed at manufacturer price reporting practices. These cases are at a very preliminary stage and we are unable to assess the outcome and any possible effect on our business and profitability.

We, together with a number of other pharmaceutical manufacturers, also have received subpoenas and other document requests from various government agencies seeking records relating to its pricing and marketing practices for drugs covered by Medicare and/or Medicaid. The requests for records have come from, the United States Attorney’s Office for the District of Massachusetts, the Office of the Inspector General of the Department of Health and Human Services in conjunction with the Civil Division of the Department of Justice, and several states.

We are producing documents and actively cooperating with these investigations, which could result in the assertion of criminal and/or civil claims. We are unable to assess the outcome of these investigations, which could include the imposition of fines, penalties and administrative remedies.

Securities Matters

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

In March-May 2002, the company and a number of its current and former officers were named as defendants in a number of securities class action lawsuits alleging violations of federal securities laws and regulations. The actions are pending in the U.S. District Court for the Southern District of New York. The plaintiffs variously allege that the defendants disseminated materially false and misleading statements and failed to disclose material information concerning three different matters: (1) safety data of our product VANLEV, (2) our sales incentives to certain wholesalers and the inventory levels of those wholesalers, and (3) our investment in and relations with ImClone Systems, Inc., and ImClone’s product, Erbitux. The allegations of these actions cover the period September 2001 through March 2002. The plaintiffs seek compensatory damages, costs and expenses.

In April 2002, the SEC initiated an inquiry into our wholesaler inventory situation, which we anticipate may become a more formal investigation. We are cooperating with the SEC. We are not able to predict the outcome of this matter which by its nature, and particularly in the current environment, is uncertain. However, one possible outcome could be a restatement of our results reflecting the previously disclosed wholesaler inventory buildup. We believe our accounting treatment for the wholesaler inventory buildup was appropriate and, accordingly, believe that this outcome is unlikely.

It is not possible at this time to make a reasonable assessment of the final outcome of these matters and investigations. If we were not to prevail in final, non-appealable determinations of these litigations and investigations the impact could be material.

While it is not possible to predict with certainty the outcome of these cases, it is the opinion of management that there will not be a material adverse effect on our operating results or consolidated financial position.

Item 4.     Submission of Matters to a Vote of Security Holders

Item 4 of the Form 10-Q for the quarterly period ended March 31, 2002 is hereby incorporated by reference.

Item 6.     Exhibits and Reports on Form 8-K

a)	Exhibits (listed by number corresponding to the Exhibit Table of Item 601 in Regulation S-K).

Exhibit Number and Description		Page

10a.	Bristol-Myers Squibb Company 1997 Stock Incentive Plan, effective as of May 6, 1997 and as amended effective July 17, 2002.	E-	1	-	1

10b.	Bristol-Myers Squibb Company 2002 Stock Incentive Plan, effective as of May 7, 2002 and as amended effective July 17, 2002.	E-	2	-	1

10q.
Form of agreement entered into between the Registrant and Wendy Dixon on March 20, 2002 (incorporated herein by reference to Exhibit 10q to the Form 10-Q for the quarterly period ended September 30, 1999).
		N/A

10r.	Employment and Separation Agreement dated as of June 5, 2002 between the Registrant and Peter S. Ringrose.	E-	3	-	1

15.	Independent Accountants’ Awareness Letter.	E-	4	-	1

99.1.	Section 906 Certification Letter	E-	5	-	1

99.2.	Statement under oath of Principal Executive Officer dated August 14, 2002.	E-	6	-	1

99.3.	Statement under oath of Principal Financial Officer dated August 14, 2002.	E-	7	-	1

b)	The Registrant did not file any reports on Form 8-K during the quarter ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRISTOL-MYERS SQUIBB COMPANY (Registrant)

Date: August 14, 2002	By:	/s/ PETER R. DOLAN
Peter R. Dolan Chairman and Chief Executive Officer

Date: August 14, 2002	By:	/s/ HARRISON M. BAINS, JR.
Harrison M. Bains, Jr. Vice President – Tax and Treasury and Acting Chief Financial Officer