Form 10-K/A
period 2001-12-31
BRISTOL MYERS SQUIBB CO
filed 2003-03-19
CIK 14272

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

Commission File Number 1-1136

BRISTOL-MYERS SQUIBB COMPANY
(Exact name of registrant as specified in its charter)

Delaware	22-079-0350
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

345 Park Avenue, New York, N.Y. 10154
(Address of principal executive offices)
Telephone: (212) 546-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.10 Par Value	New York Stock Exchange Pacific Exchange, Inc.
$2 Convertible Preferred Stock, $1 Par Value	New York Stock Exchange Pacific Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of January 31, 2003 was $45,686,589,568. At January 31, 2003, there were 1,936,997,518 shares of common stock outstanding.

Documents incorporated by reference

Portions of the 2002 Proxy Statement filed on April 5, 2002. Part III

Explanatory Note

This Amendment No. 1 to Bristol-Myers Squibb Company's Annual Report on Form 10-K for the year ended December 31, 2001 includes restated consolidated financial statements as of December 31, 2001 and 2000 and for each of the three years in the period ended December 31, 2001.

The Company experienced a substantial buildup of wholesaler inventories in its U.S. pharmaceuticals business over several years, primarily in 2000 and 2001. This buildup was primarily due to sales incentives offered by the Company to its wholesalers. These incentives were generally offered towards the end of a quarter in order to incentivize wholesalers to purchase products in an amount sufficient to meet the Company's quarterly sales projections established by the Company's senior management. In April 2002, the Company disclosed this substantial buildup, and developed and subsequently undertook a plan to work down in an orderly fashion these wholesaler inventory levels.

In late October 2002, based on further review and consideration of the previously disclosed buildup of wholesaler inventories in the Company's U.S. pharmaceuticals business and the incentives offered to certain wholesalers, and on advice from the Company's independent auditors, PricewaterhouseCoopers LLP, the Company determined that it was required to restate its sales and earnings to correct errors in timing of revenue recognition for certain sales to certain U.S. pharmaceuticals wholesalers. Since that time, the Company has undertaken an analysis of its transactions and incentive practices with U.S. pharmaceuticals wholesalers. The Company has now determined that certain incentivized transactions with certain wholesalers should be accounted for under the consignment model rather than recognizing revenue for such transactions upon shipment. This determination involved evaluation of a variety of criteria and a number of complex accounting judgments. As a result of its analysis, the Company determined that certain of its sales to two of the largest wholesalers for the U.S. pharmaceuticals business should be accounted for under the consignment model, based in part on the relationship between the amount of incentives offered to these wholesalers and the amount of inventory held by these wholesalers.

Following its determination to restate its sales and earnings for the matters described above, the Company also determined that it would correct certain of its historical accounting policies to conform the accounting to U.S. generally accepted accounting principles (GAAP) and certain known errors made in the application of GAAP that were previously not recorded because in each such case the Company believed the amount of any such error was not material to the Company's consolidated financial statements. In addition, as part of the restatement process, the Company investigated its accounting practices in certain areas that involve significant judgments and determined to restate additional items with respect to which the Company concluded errors were made in the application of GAAP, including certain revisions of inappropriate accounting.

Senior management set aggressive targets for each of the Company's businesses. The errors and inappropriate accounting which are corrected by the restatement arose, at least in part, from a period of unrealistic expectations for, and consequent over-estimation of the anticipated performance of, certain of the Company's products and programs.

As a result of the foregoing, the Company has restated its financial statements for the three years ended December 31, 2001, including the corresponding 2001 and 2000 interim periods, and the quarterly periods ended March 31, 2002 and June 30, 2002. The restatement affects periods prior to 1999. The impact of the restatement on such prior periods is reflected as an adjustment to opening retained earnings as of January 1, 1999.

In connection with their audits of the restatement of previously issued financial statements and the Company's consolidated financial statements for the year ended December 31, 2002, the Company's independent auditors, PricewaterhouseCoopers LLP, have identified and communicated to the Company and the Audit Committee two "material weaknesses" (as defined under standards established by the American Institute of Certified Public Accountants) relating to the Company's accounting and public financial reporting of significant matters and to its initial recording and management review and oversight of certain accounting matters.

In the last year, the Company searched for and hired a new chief financial officer from outside the Company, restaffed the controller position, created a position of chief compliance officer and changed leadership at the Pharmaceuticals group.

In response to the wholesaler inventory buildup and the other matters identified as restatement adjustments, under the direction of the Audit Committee, in the last year, senior management has directed that the Company dedicate resources and take steps to strengthen control processes and procedures in order to identify and rectify past accounting errors and prevent a recurrence of the circumstances that resulted in the need to restate prior period financial statements. The Company also revised its budgeting process to emphasize a bottom-up approach in contrast to a top-down approach. The Company has implemented a review and certification process of its annual and quarterly reports under the Securities Exchange Act of 1934, as amended, as well as processes designed to enhance the monitoring of wholesaler inventories. In addition, the Company is in the process of expanding its business risks and disclosure group, which includes senior management, including the chief executive officer and the chief financial officer, and is taking a number of additional steps designed to create a more open environment for communications and flow of information throughout the Company. The Company continues to identify and implement actions to improve the effectiveness of its disclosure controls and procedures and internal controls, including plans to enhance its resources and training with respect to financial reporting and disclosure responsibilities, and to review such actions with its Audit Committee and independent auditors.

The restatement of previously issued financial statements reduced the Company's net earnings and diluted earnings per share in the years ended December 31, 2001, 2000 and 1999 by approximately $411 million or $0.21, $240 million or $0.12 and $366 million or $0.18, respectively, and increased the Company's net earnings and diluted earnings per share in the six months ended June 30, 2002 by approximately $310 million or $0.16.

The Company's accounting using the consignment model for certain sales to two of the largest wholesalers for the U.S. pharmaceuticals business is discussed in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in Part II of this Form 10-K/A.

Note 2, Restatement of Previously Issued Financial Statements, to the restated consolidated financial statements discloses the nature of the restatement adjustments and shows the impact of each category of restatement adjustments on net sales, earnings from continuing operations before minority interest and income taxes, earnings from continuing operations, discontinued operations and net earnings and related per share amounts for each restated annual period, and the cumulative impact of the adjustments on the condensed statement of operations and condensed balance sheet for each restated annual period. In addition, Note 2 to the restated consolidated financial statements shows the effects of the adjustment to opening retained earnings as of January 1, 1999, which adjustment reflects the impact of the restatement on periods prior to 1999. For information on the impact of the restatement on the years 1998 and 1997, reference is made to Item 6, Selected Financial Data, in Part II of this Form 10-K/A.

For a discussion of the Company's revenue recognition policy, reference is made to Note 1, Accounting Policies, to the restated consolidated financial statements. The Company revised Note 1 to the restated consolidated financial statements to present the revised accounting policies for certain matters included in the restatement. Other notes to the consolidated financial statements affected by the restatement have also been revised.

This Form 10-K/A amends and restates Items 1 and 3 of Part I, Items 6, 7 and 8 of Part II, and Item 14 of Part IV of the original Form 10-K, and no other information included in the original Form 10-K is amended hereby. The explanatory caption at the beginning of each item of this Form 10-K/A sets forth the nature of the revisions to that item.

The Company did not amend its Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for periods affected by the restatement that ended prior to December 31, 2001, and the financial statements and related financial information contained in such reports should no longer be relied upon.

For a discussion of events and developments subsequent to December 31, 2001, see the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, which is being filed concurrently with this Form 10-K/A, and the Company's subsequent filings.

Item 1. BUSINESS.

This Item 1 has been revised to reflect the restatement, the Company's business segment reorganization that became effective in the first quarter of 2002 and certain developments occurring subsequent to the filing of the original Form 10-K with respect to the Company's business, including an update of information with respect to patents owned or licensed by the Company. In addition, this Item 1 has been revised to incorporate certain conforming changes.

DESCRIPTION OF BRISTOL-MYERS SQUIBB COMPANY

General

Bristol-Myers Squibb Company (Bristol-Myers Squibb or the Company) was incorporated under the laws of the State of Delaware in August 1933 under the name Bristol-Myers Company as successor to a New York business started in 1887. In 1989, the Bristol-Myers Company changed its name to Bristol-Myers Squibb Company as a result of a merger. The Company, through its divisions and subsidiaries, is a major producer and distributor of pharmaceuticals and other healthcare related products and has three reportable segments—Pharmaceuticals, Nutritionals and Other Healthcare.

In 2000, the Company announced the planned divestiture of its Clairol and Zimmer businesses. Accordingly, the operations of these businesses have been reflected as discontinued operations in the accompanying restated consolidated financial statements. On November 15, 2001, the Company completed the sale of Clairol for $4.95 billion and on August 6, 2001, the Company spun off Zimmer Holdings, Inc., in a tax-free distribution.

In October 2001, the Company acquired the DuPont Pharmaceuticals business (DuPont) from E.I. du Pont de Nemours and Company for $7.8 billion in cash. DuPont is primarily a domestic pharmaceutical and imaging product business focused on research and development. In addition, in November 2001, the Company purchased 14.4 million shares of ImClone Systems Incorporated (ImClone) for $70 per share, or $1,007 million, which represented 19.9% of the shares outstanding just prior to the Company's commencement of a public tender offer for ImClone shares. The equity investment in ImClone is part of a strategic agreement between the Company and ImClone that also includes an arrangement (subject to additional payments by the Company) to codevelop and copromote an investigational cancer drug, ERBITUX*. These transactions were financed with proceeds from the issuance of $1.5 billion of commercial paper, the issuance of $5.0 billion of medium-term notes and internal cash flows.

Business Segments

Reference is made to Note 16, Segment Information, to the restated consolidated financial statements.

The Company has three reportable segments—Pharmaceuticals, Nutritionals and Other Healthcare.

Pharmaceuticals Segment

The Pharmaceuticals segment manufactures, distributes and sells branded and generic ethical pharmaceuticals. These products are sold worldwide, primarily to wholesalers, retail pharmacies, hospitals, and the medical profession. The Company manufactures these products in the U.S. and Puerto Rico and in fifteen foreign countries. Pharmaceuticals sales accounted for approximately 83%, 82% and 81% of the Company's restated sales in 2001, 2000 and 1999, respectively.

Sales of selected products and product categories from the Pharmaceuticals segment were as follows:

	Restated 2001	Restated 2000	Restated 1999
	(dollars in millions)
PRAVACHOL	$2,108	$1,768	$1,637
GLUCOPHAGE*	1,838	1,718	1,218
Oncology Therapeutics Network	1,433	1,080	894
PLAVIX*	1,171	889	525
TAXOL®	1,115	1,563	1,453
PARAPLATIN	592	654	589
ZERIT	515	578	580
AVAPRO*	487	361	249
MONOPRIL	413	404	422
SERZONE	334	318	323
CEFZIL	304	330	379
BUSPAR	298	672	575
CAPOTEN/CAPOZIDE	285	355	484
GLUCOVANCE*	269	—	—
TEQUIN	250	131	—
VIDEX	240	207	185
GLUCOPHAGE* XR	233	33	—
PRAVACHOL
Pravastatin sodium, an HMG Co-A reductase inhibitor indicated for primary hypercholesterolemia. The compositon of matter patent expires in the U.S. in October 2005, and patents expire and have expired internationally from 2000 through 2010.
GLUCOPHAGE*/ GLUCOPHAGE* XR/ GLUCOVANCE*	Metformin, an oral anti-diabetes agent for type 2 non-insulin-dependent diabetes. Hatch-Waxman exclusivity expired for GLUCOPHAGE* in September 2000. Generic metformin did not become available in the U.S. until January 2002. Hatch-Waxman data protection will expire for GLUCOPHAGE* XR in October 2003 and for GLUCOVANCE* in July 2003.
Oncology Therapeutics Network (OTN)	A specialty distributor of anti-cancer medicines and related products. In 2001, the Company entered into an agreement with McKesson Corporation for distribution of pharmaceutical products relating to OTN. The Company has restated its previously issued financial statements to account for sales under this agreement using the consignment model, as described more fully in Note 2, Restatement of Previously Issued Financial Statements, to the restated consolidated financial statements.
PLAVIX*	Clopidogrel, a platelet inhibitor, codeveloped and jointly marketed with Sanofi-Synthelabo. Composition of matter patents in the U.S. expire in July 2003 and November 2011, and internationally 2008 through 2013. For a discussion of related litigation, reference is made to Item 3, Legal Proceedings, in Part I of this Form 10-K/A and Note 20, Litigation Matters, to the restated consolidated financial statements.

TAXOL®	Paclitaxel, used in the treatment of refractory ovarian cancer, first-line treatment of ovarian cancer in combination with cisplatin, second-line treatment of AIDS-related Kaposi's Sarcoma, treatment of metastatic breast cancer after failure of combination chemotherapy, adjuvant treatment of node positive breast cancer and in the treatment of non-small cell lung carcinoma with cisplatin. Data exclusivity for TAXOL® in Japan will expire in July 2003 and in the European Union in September 2003. Patents covering various aspects of TAXOL® extend beyond 2003 in Japan and Europe. For a discussion of related litigation, reference is made to Item 3, Legal Proceedings, in Part I of this Form 10-K/A and Note 20, Litigation Matters, to the restated consolidated financial statements.
PARAPLATIN	Carboplatin, a chemotherapeutic agent used in the treatment of ovarian cancer. Patent expired in France in June 2000 and will expire in the U.S. in April 2004.
ZERIT	Stavudine, used in the treatment of persons with advanced human immunodeficiency virus (HIV) infection. Patent expires in the U.S. in June 2008 and internationally from 2007 through 2011.
AVAPRO*	Irbesartan, an angiotensin II receptor antagonist indicated for the treatment of hypertension, codeveloped and jointly marketed with Sanofi-Synthelabo. Composition of matter patent in the U.S. expires in September 2011 and internationally in 2011 and 2012.
MONOPRIL	Fosinopril sodium, a second-generation angiotensin converting enzyme (ACE) inhibitor with once-a-day dosing indicated for the treatment of hypertension. Composition of matter patent in the U.S. expired in December 2002, but was extended for six months under the pediatric extension and is now expected to expire in June 2003. Composition of matter patents expire and have expired internationally from 2001 through 2008.
SERZONE	Nefazodone, an antidepressant treatment. Patent expired in the U.S. in March 2003, but was extended for six months under the pediatric extension and is now expected to expire in September 2003. Patents expire and have expired internationally from 2002 through 2010.
CEFZIL	Cefprozil, an oral cephalosporin used in the treatment of respiratory infections and sinusitis. The U.S. patent expires in December 2005 and internationally from 2003 through 2008.
BUSPAR	Buspirone, a novel anti-anxiety agent for persistent anxiety with or without accompanying depressive symptoms. The U.S. anxiolytic use patent expired on May 22, 2000. The U.S. Food and Drug Administration (FDA) granted the Company an additional six months exclusivity based on its performance of pediatric studies. Patents outside of the U.S. expired in 1999. For a discussion of related litigation, reference is made to Item 3, Legal Proceedings, in Part I of this Form 10-K/A and Note 20, Litigation Matters, to the restated consolidated financial statements.
CAPOTEN/CAPOZIDE	Captopril, an ACE inhibitor. Patents expired in the U.S. and in all significant international markets.
TEQUIN	Gatifloxacin, an advanced quinolone anti-infective. Patents expire in the U.S. in December 2007, with an expected patent term extension to 2009, and expire and have expired internationally from January 2003 through June 2017.

VIDEX/VIDEX EC	Didanosine, an antiretroviral drug used in the treatment of adult and pediatric patients with advanced HIV infection. Method of use patent expires in the U.S. in August 2006 and internationally from 2006 through 2009. The patent is held by the National Institutes of Health. The Company's license under the patent became non-exclusive in October 2001.

Nutritionals Segment

The Nutritionals segment manufactures, distributes and sells infant formulas and other nutritional products. These products are generally sold by wholesalers and retailers and are promoted primarily to consumers worldwide through advertising. The Company manufactures these products in the U.S. and Puerto Rico and in five foreign countries. Nutritionals sales accounted for 10%, 11% and 11% of the Company's restated sales in 2001, 2000 and 1999, respectively.

Sales of selected products and product categories in the Nutritionals segment were as follows:

	Restated 2001	Restated 2000	Restated 1999
	(dollars in millions)
ENFAMIL / ENFALAC	$773	$731	$736
NUTRAMIGEN	142	131	126
PROSOBEE	116	118	127
Children's Nutritional Supplements	316	306	265

Other Healthcare Segment

The Other Healthcare segment consists of ConvaTec, Medical Imaging and Consumer Medicines (U.S. and Japan). Other Healthcare sales accounted for 7% of the Company's restated sales in 2001 and 2000 and 8% of the Company's restated sales in 1999.

  ConvaTec

ConvaTec manufactures, distributes and sells ostomy, modern wound and skin care products. Principal brands of ConvaTec include SUR-FIT, ESTEEM, AQUACEL and DUODERM. These products are marketed and sold worldwide, primarily to hospitals and the medical profession. The Company manufactures these products in the U.S. and the United Kingdom.

ConvaTec sales accounted for approximately 4% of the Company's sales in each of 2001, 2000 and 1999, in each case as restated.

  Medical Imaging

Medical Imaging manufactures, distributes and sells cardiovascular imaging products. Principal brands of Medical Imaging include CARDIOLITE and DEFINITY. These products are marketed and sold worldwide, primarily to hospitals and the medical profession. The Company manufactures these products in the U.S. and Puerto Rico.

Medical Imaging was purchased as part of the DuPont acquisition completed on October 1, 2001 and generated sales of $100 million in the fourth quarter of 2001.

  Consumer Medicines

Consumer Medicines manufactures, distributes and sells over-the-counter health care products. Principal consumer health care brands include EXCEDRIN, BUFFERIN and COMTREX. These products are generally sold to retailers and promoted primarily to consumers in the U.S. and Japan through advertising. These products are manufactured in the U.S., Puerto Rico and Japan.

Consumer Medicines sales accounted for 3% of the Company's restated sales in each of 2001, 2000 and 1999.

SOURCES AND AVAILABILITY OF RAW MATERIALS

In general, Bristol-Myers Squibb purchases its principal raw materials and supplies in the open market. Substantially all such materials are obtainable from a number of sources, and the loss of any one source of supply would not have a material adverse effect on the Company.

PATENTS, TRADEMARKS AND LICENSES

The Company owns or is licensed under a number of patents in the United States and foreign countries covering products, and has also developed many brand names and trademarks for products. The Company considers the overall protection of its patent, trademark and license rights to be of material value and acts to protect these rights from infringement. The composition of matter patent for MONOPRIL expired in December 2002, but was extended for six months under the pediatric extension and is now expected to expire in June 2003. The composition of matter patent for SERZONE expired in March 2003, but was extended for six months under the pediatric extension and is now expected to expire in September 2003. Additional U.S. patents that are expected to expire in the next three years include the patent for CEFZIL (December 2005) and a composition of matter patent for PLAVIX* (July 2003). In addition, a use patent for PARAPLATIN will expire in April 2004. Hatch-Waxman data protection will expire for GLUCOPHAGE* XR in October 2003, GLUCOVANCE* in July 2003, and VIDEX EC in October 2003. Except as already noted above, all of these expiry dates could be extended by an additional six months under the pediatric extension, upon the completion and acceptance of pediatric studies by the FDA in advance of the expiration.

COMPETITION, DISTRIBUTION AND CUSTOMERS

The markets in which Bristol-Myers Squibb competes are generally broad-based and highly competitive. The principal means of competition used to market the products of Bristol-Myers Squibb include quality, service, price, and product performance. Pharmaceutical products and the products of ConvaTec are promoted on a national and international basis in medical journals and directly to the medical profession. The Company is also using direct-to-consumer advertising for a number of its pharmaceutical products. Most of the other products of Bristol-Myers Squibb are generally advertised and promoted on a national and international basis through the use of television, radio, print media, consumer offers, and window and in-store displays. Bristol-Myers Squibb's products are principally sold to the wholesale and retail trade both nationally and internationally. Certain products are also sold to other drug manufacturers, hospitals and the medical profession. In 2001, sales to each of AmerisourceBergen Corporation, Cardinal Health, Inc. (Cardinal) and McKesson Corporation (McKesson) accounted for 14% of the Company's net sales, as restated. Sales to Cardinal accounted for 12% of the Company's net sales in 2000, as restated. Sales to McKesson accounted for 10% of the Company's net sales in each of 2000 and 1999, as restated.

The Company accounts for certain sales of pharmaceutical products to Cardinal and McKesson using the consignment model. For a discussion of the Company's accounting using the consignment model and its relationship with wholesalers, see Note 1, Accounting Policies, and Note 2, Restatement of Previously Issued Financial Statements, to the restated consolidated financial statements and Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in Part II of this Form 10-K/A.

RESEARCH AND DEVELOPMENT

Research and development is essential to Bristol-Myers Squibb's business. Pharmaceutical research and development is carried out by the Bristol-Myers Squibb Pharmaceutical Research Institute, which has major facilities in Princeton, Hopewell and New Brunswick, New Jersey, Wilmington, Delaware and Wallingford, Connecticut. Pharmaceutical research and development is also carried out at various other facilities in the United States and in Belgium, Canada, France, Italy and the United Kingdom. Management continues to emphasize leadership, innovation and productivity as strategies for success in the Pharmaceutical Research Institute.

Bristol-Myers Squibb spent $2,183 million in 2001, $1,878 million in 2000 and $1,705 million in 1999 on Company sponsored research and development activities. Pharmaceutical research and development spending, as a percentage of restated pharmaceutical sales, was 14.1% in 2001 compared with 12.4% in 2000 and 12.0% in 1999. Research and development spending in the fourth quarter of 2001 related to DuPont and ImClone was $135 million.

REGULATION

Most aspects of the Company's business are subject to some degree of government regulation in the countries in which its operations are conducted. The Company's policy is to comply fully with all regulatory requirements applying to its products and operations. For some products, and in some countries, government regulation is significant and, in general, there is a trend towards more stringent regulation. The Company devotes significant time, effort and expense addressing the extensive governmental regulatory requirements applicable to its business. Governmental regulatory actions can result in the recall or seizure of products, suspension or revocation of the authority necessary for the production or sale of a product, and other civil and criminal sanctions.

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

DOMESTIC AND FOREIGN OPERATIONS

Reference is made to Note 15, Financial Instruments, and Note 16, Segment Information, to the restated consolidated financial statements.

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

* Indicates brand names of products which are registered trademarks not owned by the Company. ERBITUX is a trademark of ImClone Systems Incorporated; AVAPRO and PLAVIX are trademarks of Sanofi-Synthelabo France Corp.; CORZIDE, DELESTROGEN, CORGARD and FLORINEF are trademarks of King Pharmaceuticals, Inc.; ESTRACE is a trademark of Galen (Chemicals) Limited; VIACTIV is a trademark of McNeil-PPC., Inc.; GLUCOPHAGE, GLUCOPHAGE XR, and GLUCOVANCE are trademarks of Merck Sante S.A.S., an associate of Merck KGaA of Darmstadt, Germany, licensed to Bristol-Myers Squibb Company; SOLAGE is a trademark of Galderma S.A.; OVCON is a trademark of Warner Chilcott, Inc.; SEA BREEZE is a trademark of Shiseido Company, Ltd.; and ABILIFY is a trademark of Otsuka Pharmaceutical Company, Ltd.

Item 3. LEGAL PROCEEDINGS.

This Item 3 has been updated for events and developments occurring subsequent to the filing of the original Form 10-K. In addition, this Item 3 has been revised to incorporate certain conforming changes.

Various lawsuits, claims and proceedings are pending against the Company and certain of its subsidiaries. The most significant of these are described below.

TAXOL® LITIGATION

In 1997 and 1998, the Company filed several lawsuits asserting that a number of generic drug companies infringed its patents covering methods of administering paclitaxel when they filed Abbreviated New Drug Applications seeking regulatory approval to sell paclitaxel. These actions were consolidated for discovery in the U.S. District Court for the District of New Jersey (District Court). The Company did not assert a monetary claim against any of the defendants, but sought to prevent the defendants from marketing paclitaxel in a manner that violates its patents. The defendants asserted that they did not infringe the Company's patents and that these patents are invalid and unenforceable.

In early 2000, the District Court invalidated most claims of the Company's patents at issue. On April 20, 2001, the U.S. Court of Appeals for the Federal Circuit affirmed the District Court's summary judgment of the invalidity of all but two claims of the patents at issue. Those two claims relate to the low-dose, three-hour administration of paclitaxel in which the patient is given a specified regimen of premedicants before the administration of paclitaxel. The appellate court remanded those two claims to the District Court for further proceedings. In 2001, the Company filed an additional patent infringement suit against another company seeking to market generic paclitaxel.

In September 2000, one of the defendants received final approval from the U.S. Food and Drug Administration (FDA) for its Abbreviated New Drug Application for paclitaxel and is marketing the product. The FDA has since announced additional final approvals and sales of additional generic products have begun.

Some of the defendants asserted counterclaims seeking damages for alleged antitrust and unfair competition violations. The Company believed its patents were valid when it filed the suits, and the counterclaims asserted are believed to be without merit. The lawsuits with all defendants who asserted counterclaims have been settled, with the defendants agreeing to drop all claims relating to paclitaxel and the Company granting licenses to them under certain paclitaxel patent rights.

Since the filing of the initial patent infringement suits, six private actions have been filed by parties alleging antitrust, consumer protection and similar claims relating to the Company's actions to obtain and enforce patent rights. The plaintiffs seek declaratory judgment, damages (including treble and/or punitive damages where allowed), disgorgement and injunctive relief. In June 2002, a group of 32 state attorneys general, the District of Columbia, Puerto Rico and the Virgin Islands brought similar claims. In September 2000, the Federal Trade Commission (FTC) initiated an investigation relating to paclitaxel.

On January 7, 2003, the Company announced that it reached agreements in principle that would settle substantially all antitrust litigation surrounding TAXOL®. The amount of the TAXOL® antitrust settlements is expected to be $135 million; this amount was accrued in the third quarter of 2002. Certain important terms and conditions of the settlements remain to be finalized, and certain settlements require court approval. Final approval by the state attorneys general in the TAXOL® litigation is contingent upon further agreements relating to the terms of injunctive relief. Among the provisions remaining to be negotiated are the terms for incorporating certain claimants, including a number of health insurers, into the existing settlement framework. The Company is in discussions with a number of insurers. Whether they will ultimately join the proposed settlement cannot be predicted with certainty at this time.

The Company has also reached agreement with the FTC staff on the terms of a consent order that would resolve the FTC's investigation. The proposed consent order is subject to review and approval by the FTC commissioners.

Other than with respect to the abovementioned proposed settlements, it is not possible at this time reasonably to assess the final outcome of these lawsuits or reasonably to estimate the possible loss or range of loss with respect to these lawsuits. If the proposed settlements do not become final or do not resolve all TAXOL®-related antitrust, consumer protection and similar claims, and if the Company were not to prevail in final, non-appealable determinations of ensuing litigation, the impact could be material.

BUSPAR LITIGATION

On November 21, 2000, the Company obtained a patent, U.S. Patent No. 6,150,365 ('365 patent), relating to a method of using BUSPAR or buspirone. The Company timely submitted information relating to the '365 patent to the FDA for listing in an FDA publication commonly known as the "Orange Book", and the FDA thereafter listed the patent in the Orange Book.

Delisting and Patent Suits. Generic-drug manufacturers sued the FDA and the Company to compel the delisting of the '365 patent from the Orange Book. Although one district court declined to order the delisting of the '365 patent, another ordered the Company to cause the delisting of the patent from the Orange Book. The Company complied with the court's order but appealed the decision to the United States Court of Appeals for the Federal Circuit. The appellate court reversed the district court that ordered the delisting. Concurrently, the Company sought to enforce the '365 patent in actions against two generic drug manufacturers.

Antitrust Suits. Following the delisting of the '365 patent from the Orange Book, a number of purchasers of buspirone and several generic drug makers filed lawsuits against the Company alleging that it improperly triggered statutory marketing exclusivity. The plaintiffs claimed that this was a violation of antitrust, consumer protection and other similar laws. The attorneys general of 36 states and Puerto Rico also filed suit against the Company with parallel allegations. The plaintiffs have amended their allegations to include charges that a 1994 agreement between the Company and a generic company improperly blocked the entry of generic buspirone into the market. Plaintiffs seek declaratory judgment, damages (including treble and/or punitive damages where allowed), disgorgement and injunctive relief.

Multidistrict Litigation (MDL) Proceedings. The Judicial Panel on MDL granted the Company's motions to have all of the patent and antitrust cases consolidated in a single forum. The court before which the buspirone litigations are now pending issued two opinions dated February 14, 2002. In the first opinion, the court found that the '365 patent does not cover uses of buspirone and therefore is not infringed. In the second opinion, the court denied the Company's motion to dismiss the federal antitrust and various state law claims. The second opinion allows the claims against the Company to proceed, except as to federal antitrust claims for damages accrued more than four years before the filing of the complaints.

Government Investigations. The FTC and a number of state attorneys general initiated investigations concerning the matters alleged in the antitrust suits and discussed above. The Company cooperated in these investigations. A number of attorneys general, but not all of them, filed an action against the Company, as noted above.

Proposed Settlements. On January 7, 2003, the Company announced that it reached agreements in principle that would settle substantially all antitrust litigation surrounding BUSPAR. The amount of the BUSPAR settlements is expected to be $535 million, of which $35 million was accrued in the fourth quarter of 2001, $90 million was accrued in the first quarter of 2002, and $410 million was accrued in the third quarter of 2002. Written settlement agreements with a number of parties have not been signed. Certain of these settlements require court approval. A number of health insurers have not agreed to the proposed settlement framework. Whether these cases will ultimately be settled cannot be predicted with certainty at this time.

The Company has also reached agreement with the FTC staff on the terms of a consent order that would resolve the FTC's investigation. The proposed consent order is subject to review and approval by the FTC commissioners.

Other than with respect to the abovementioned proposed settlements of BUSPAR antitrust litigation, it is not possible at this time reasonably to assess the final outcome of these lawsuits or reasonably to estimate the possible loss or range of loss with respect to these lawsuits. If the proposed settlements do not become final or do not resolve all BUSPAR-related antitrust, consumer protection and similar claims, and if the Company were not to prevail in final, non-appealable determinations of ensuing litigation, the impact could be material.

VANLEV LITIGATION

In April, May and June 2000, the Company, its former chairman of the board and chief executive officer, Charles A. Heimbold, Jr., and its former chief scientific officer, Peter S. Ringrose, Ph.D., were named as defendants in a number of class action lawsuits alleging violations of federal securities laws and regulations. These actions have been consolidated into one action in the U.S. District Court for the District of New Jersey. The plaintiff claims that the defendants disseminated materially false and misleading statements and/or failed to disclose material information concerning the safety, efficacy and commercial viability of its product VANLEV during the period November 8, 1999 through April 19, 2000.

In May 2002, the plaintiff submitted an amended complaint adding allegations that the Company, its present chairman of the board and chief executive officer, Peter R. Dolan, its former chairman of the board and chief executive officer, Charles A. Heimbold, Jr., and its former chief scientific officer, Peter S. Ringrose, Ph.D., disseminated materially false and misleading statements and/or failed to disclose material information concerning the safety, efficacy, and commercial viability of VANLEV during the period April 19, 2000 through March 20, 2002. A number of related class actions, making essentially the same allegations, were also filed in the U.S. District Court for the Southern District of New York. These actions have been transferred to the U.S. District Court for the District of New Jersey. The plaintiff purports to seek compensatory damages, costs and expenses on behalf of shareholders.

It is not possible at this time reasonably to assess the final outcome of this litigation or reasonably to estimate the possible loss or range of loss with respect to this litigation. If the Company were not to prevail in final, non-appealable determinations of this litigation, the impact could be material.

PLAVIX* LITIGATION

The Company is part owner of an entity that is a plaintiff in two pending patent infringement lawsuits in the United States District Court for the Southern District of New York, entitled Sanofi-Synthelabo, Sanofi-Synthelabo Inc., and Bristol-Myers Squibb Sanofi Pharmaceuticals Holding Partnership v. Apotex Inc. and Apotex Corp., 02-CV-2255 (RWS) and Sanofi-Synthelabo, Sanofi-Synthelabo Inc. and Bristol-Myers Squibb Sanofi Pharmaceuticals Holding Partnership v. Dr. Reddy's Laboratories, LTD, and Dr. Reddy's Laboratories, Inc., 02-CV-3672 (RWS). The suits are based on U.S. Patent No. 4,847,265, which discloses and claims, among other things, the hydrogen sulfate salt of clopidogrel, which is marketed as PLAVIX*, and on U.S. Patent No. 5,576,328, which discloses and claims, among other things, the use of clopidogrel to prevent a secondary ischemic event. Plaintiffs' infringement position is based on defendants' filing of their Abbreviated New Drug Applications with the FDA, seeking approval to sell generic clopidogrel prior to the expiration of the patents in suit.

It is not possible at this time reasonably to assess the final outcome of these lawsuits or reasonably to estimate the possible loss or range of loss with respect to these lawsuits. If patent protection for PLAVIX* were lost, the impact on the Company's operations could be material.

OTHER SECURITIES MATTERS

During the period March through May 2002, the Company and a number of its current and former officers were named as defendants in a number of securities class action lawsuits alleging violations of federal securities laws and regulations. The plaintiffs variously alleged that the defendants disseminated materially false and misleading statements and failed to disclose material information concerning three different matters: (1) safety, efficacy and commercial viability of VANLEV (as discussed above), (2) the Company's sales incentives to certain wholesalers and the inventory levels of those wholesalers, and (3) the Company's investment in and relations with ImClone Systems Incorporated (ImClone), and ImClone's product, ERBITUX*. As discussed above, the allegations concerning VANLEV have been transferred to the U.S. District Court for the District of New Jersey and consolidated with the action pending there. The remaining actions have been consolidated and are pending in the U.S. District Court for the Southern District of New York. The allegations of these remaining actions cover the period January 2001 through April 2002. The plaintiffs seek compensatory damages, costs and expenses.

In October 2002, a number of the Company's officers, directors and former directors were named as defendants in a shareholder derivative suit pending in the U.S. District Court for the Southern District of New York. The Company is a nominal defendant. The suit alleges, among other things, violations of the federal securities laws and breaches of contract and fiduciary duty in connection with the Company's sales incentives to certain wholesalers, the inventory levels of those wholesalers and its investment in ImClone and ImClone's product, ERBITUX*. Two similar actions are pending in New York State court. Plaintiffs seek damages, costs and attorneys' fees.

In April 2002, the SEC initiated an inquiry into the wholesaler inventory issues referenced above, which became a formal investigation in August 2002. In December 2002, that investigation was expanded to include certain accounting issues, including issues related to the establishment of reserves, and accounting for certain asset and other sales. In October 2002, the United States Attorney's Office for the District of New Jersey announced an investigation into the wholesaler inventory issues referenced above, which has since expanded to cover the same subject matter as the SEC investigation. In the opinion of management, all material adjustments necessary to correct the previously issued financial statements have been recorded as part of the restatement, and the Company does not expect any further restatement. As described below, however, the Company cannot reasonably assess the final outcome of these investigations at this time. The Company is cooperating with both of these investigations.

It is not possible at this time reasonably to assess the final outcome of these litigations and investigations or reasonably to estimate the possible loss or range of loss with respect to these litigations and investigations. The Company is producing documents and actively cooperating with these investigations, which investigations could result in the assertion of criminal and/or civil claims. If the Company were not to prevail in final, non-appealable determinations of these litigations and investigations, the impact could be material.

ERISA LITIGATION

In December 2002 and in the first quarter of 2003, the Company and others were named as defendants in a number of class actions brought under the federal Employee Retirement Income Security Act (ERISA). The cases are pending in the U.S. District Courts for the Southern District of New York and the District of New Jersey. Plaintiffs allege that defendants breached various fiduciary duties imposed by ERISA and owed to participants in the Bristol-Myers Squibb Company Savings and Investment Program (Program), including a duty to disseminate material information concerning: (1) safety data of the Company's product VANLEV, (2) the Company's sales incentives to certain wholesalers and the inventory levels of those wholesalers, and (3) the Company's investment in and relations with ImClone, and ImClone's product, ERBITUX*. In connection with the above allegations, plaintiffs further assert that defendants breached fiduciary duties to diversify Program assets, to monitor investment alternatives, to avoid conflicts of interest, and to remedy alleged fiduciary breaches by co-fiduciaries. In the case pending in the District of New Jersey, plaintiffs additionally allege violation by defendants of a duty to disseminate material information concerning alleged anti-competitive activities related to the Company's products BUSPAR, TAXOL®, and PRAVACHOL. Plaintiffs seek to recover losses caused by defendants' alleged violations of ERISA and attorneys' fees.

It is not possible at this time reasonably to assess the final outcome of these matters or reasonably to estimate possible loss or range of loss with respect to these lawsuits. If the Company were not to prevail in final, non-appealable determinations of these matters, the impact could be material.

AVERAGE WHOLESALE PRICING LITIGATION

The Company, together with a number of other pharmaceutical manufacturers, is a defendant in a series of state and federal actions by private plaintiffs, brought as purported class actions, and complaints filed by the attorneys general of two states and one county, alleging that the manufacturers' reporting of prices for certain products has resulted in a false and overstated Average Wholesale Price (AWP), which in turn improperly inflated the reimbursement paid by Medicare beneficiaries, insurers, state Medicaid programs, medical plans, and others to health care providers who prescribed and administered those products. The federal cases (and many of the state cases, including the attorney general cases, which have been removed to federal courts) have been consolidated for pre-trial purposes and transferred to the United States District Court for the District of Massachusetts, In re Pharmaceutical Industry Average Wholesale Price Litigation (AWP MultiDistrict Litigation). On September 6, 2002, several of the private plaintiffs in the AWP MultiDistrict Litigation filed a Master Consolidated Complaint (Master Complaint), which superseded the complaints in their pre-consolidated constituent cases. The Master Complaint asserts claims under the federal RICO statute and state consumer protection and fair trade statutes. The Company and the other defendants moved to dismiss the Master Complaint, and motions were heard on January 13, 2003. The Nevada and Montana Attorneys General have moved to have their respective cases remanded to state court and argument on the motion is scheduled for March 7, 2003. The Company is also a defendant in related state court proceedings in New York, New Jersey, California, Arizona and Tennessee, and in one federal court proceeding in New York commenced by the County of Suffolk. The New York and New Jersey state court proceedings are currently stayed. The Company, and the other defendants, have removed, or intend to remove, the other state court cases to federal court and will seek to have them transferred to the AWP MultiDistrict Litigation. The Company anticipates that the County of Suffolk case will also be transferred there. Plaintiffs seek damages as well as injunctive relief aimed at manufacturer price reporting practices. These cases are at a very preliminary stage, and the Company is unable to assess the outcome and any possible effect on its business and profitability, or reasonably to estimate possible loss or range of loss with respect to these cases.

The Company, together with a number of other pharmaceutical manufacturers, also has received subpoenas and other document requests from various government agencies seeking records relating to its pricing and marketing practices for drugs covered by Medicare and/or Medicaid. The requests for records have come from the United States Attorney's Office for the District of Massachusetts, the Office of the Inspector General of the Department of Health and Human Services in conjunction with the Civil Division of the Department of Justice, and several states.

The Company is producing documents and actively cooperating with these investigations, which could result in the assertion of criminal and/or civil claims. The Company is unable to assess the outcome of, or to reasonably estimate the possible loss or range of loss with respect to, these investigations, which could include the imposition of fines, penalties and administrative remedies.

BREAST IMPLANT LITIGATION

The Company, together with its subsidiary Medical Engineering Corporation (MEC) and certain other companies, remains a defendant in a number of claims and lawsuits alleging damages for personal injuries of various types resulting from polyurethane-covered breast implants and smooth-walled breast implants formerly manufactured by MEC or a related company. The vast majority of claims against the Company in direct lawsuits have been resolved through settlements or trial. Likewise, claims or potential claims against the Company registered in the nationwide class action settlement approved by the Federal District Court in Birmingham, Alabama (Revised Settlement), have been or will be resolved through the Revised Settlement. The Company has established accruals in respect of breast implant product liability litigation. The Company believes that any possible loss in addition to the amounts accrued will not be material.

Item 6.    SELECTED FINANCIAL DATA.

The Five-Year Financial Summary set forth in this Item 6 has been revised to reflect the restatement.

Five-Year Financial Summary

	Restated 2001	Restated 2000	Restated 1999	Restated 1998(4)	Restated 1997(4)
	(in millions, except per share data)
Income Statement Data:
Net Sales	$18,139	$17,695	$16,502	$15,007	$13,664
Expenses:
Cost of products sold	5,454	4,729	4,458	3,896	3,613
Marketing, selling and administrative	3,909	3,863	3,789	3,685	3,425
Advertising and product promotion	1,433	1,672	1,549	1,518	1,582
Research and development	2,183	1,878	1,705	1,476	1,298
Acquired in-process research and development	2,772	38	193	39	57
Provision for restructuring and other items	583	443	—	215	55
Other(1)	(413)	(175)	18	666	(37)

	15,921	12,448	11,712	11,495	9,993

Earnings from Continuing Operations Before Minority Interest and Income Taxes(1)	2,218	5,247	4,790	3,512	3,671
Provision for income taxes	73	1,320	1,318	829	995
Minority interest, net of taxes(2)	102	97	49	9	—

Earnings from Continuing Operations	$2,043	$3,830	$3,423	$2,674	$2,676

Earnings from Continuing Operations per Common Share
Basic	$1.05	$1.95	$1.73	$1.35	$1.34
Diluted	$1.04	$1.92	$1.69	$1.32	$1.31
Dividends declared per Common Share	$1.11	$1.01	$0.89	$0.80	$0.77
Financial Position Data (at December 31):(3)
Total Assets	$27,812	$17,756	$17,101	$16,243	$14,943
Long-term debt	6,237	1,336	1,342	1,364	1,279
Stockholders' Equity	9,075	7,888	7,644	7,488	7,151
Average common shares outstanding—
Basic	1,940	1,965	1,984	1,987	1,992
Average common shares outstanding—
Diluted	1,965	1,997	2,027	2,031	2,042

(1)
Includes gain on sale of businesses/product lines before taxes of $475 million in 2001, $216 million in 2000, $50 million in 1999 and $266 million in 1998. Includes charges for prescription drug pricing litigation of $100 million and for pending and future product liability claims of $700 million before taxes in 1998.
(2)
Includes minority interest expense and income from unconsolidated affiliates.
(3)
Financial position data relate to the Company's assets and liabilities, including discontinued operations for the years 1997 through 2000.

(4)
The restatement adjustments affecting the years 1998 and 1997 are set forth in the following table:

	1998		1997
	As Previously Reported	As Restated	As Previously Reported	As Restated
		(dollars in millions)
Net Sales	$15,061	$15,007	$13,698	$13,664
Earnings from Continuing Operations	2,750	2,674	2,744	2,676
Earnings from Continuing Operations per Common Share:
Basic	$1.38	$1.35	$1.38	$1.34
Diluted	$1.36	$1.32	$1.34	$1.31
Financial Position Data (at December 31):
Total Assets	$16,272	$16,243	$14,977	$14,943
Stockholders' Equity	7,576	7,488	7,219	7,151

The restatement adjustments affecting the years 1998 and 1997 are adjustments with respect to sales returns, sales rebate accruals, capitalized research and development payments, acquisition and divestiture liabilities, income taxes and other restatement items, as described in Note 2, Restatement of Previously Issued Financial Statements, to the restated consolidated financial statements. Certain adjustments to stockholders' equity affecting periods prior to January 1, 1999, including the adjustment for the dividend accrual, are reflected as an adjustment to opening retained earnings as of January 1, 1999 and have not been restated to the years 1998 and 1997.

For further information, see Note 2, Restatement of Previously Issued Financial Statements, Note 3, Discontinued Operations, Note 4, Acquisitions and Divestitures, Note 5, Restructuring and Other Items, Note 8, Alliances and Investments, and Note 20, Litigation Matters, to the restated consolidated financial statements.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in this Item 7 has been revised to reflect the restatement, the Company's business segment reorganization that became effective in the first quarter of 2002 and certain events occurring subsequent to the filing of the original Form 10-K, as well as to incorporate certain conforming changes. In addition, the Company updated its disclosure with respect to recently issued accounting standards, critical accounting policies, contractual obligations and retirement benefits.

Recent Developments

The Company experienced a substantial buildup of wholesaler inventories in its U.S. pharmaceuticals business over several years, primarily in 2000 and 2001. This buildup was primarily due to sales incentives offered by the Company to its wholesalers. These incentives were generally offered towards the end of a quarter in order to incentivize wholesalers to purchase products in an amount sufficient to meet the Company's quarterly sales projections established by the Company's senior management. In April 2002, the Company disclosed this substantial buildup, and developed and subsequently undertook a plan to work down in an orderly fashion these wholesaler inventory levels.

In late October 2002, based on further review and consideration of the previously disclosed buildup of wholesaler inventories in the Company's U.S. pharmaceuticals business and the incentives offered to certain wholesalers, and on advice from the Company's independent auditors, PricewaterhouseCoopers LLP, the Company determined that it was required to restate its sales and earnings to correct errors in timing of revenue recognition for certain sales to certain U.S. pharmaceuticals wholesalers. Since that time, the Company has undertaken an analysis of its transactions and incentive practices with U.S. pharmaceuticals wholesalers. The Company has now determined that certain incentivized transactions with certain wholesalers should be accounted for under the consignment model rather than recognizing revenue for such transactions upon shipment. This determination involved evaluation of a variety of criteria and a number of complex accounting judgments. As a result of its analysis, the Company determined that certain of its sales to two of the largest wholesalers for the U.S. pharmaceuticals business should be accounted for under the consignment model, based in part on the relationship between the amount of incentives offered to these wholesalers and the amount of inventory held by these wholesalers.

Following its determination to restate its sales and earnings for the matters described above, the Company also determined that it would correct certain of its historical accounting policies to conform the accounting to U.S. generally accepted accounting principles (GAAP) and certain known errors made in the application of GAAP that were previously not recorded because in each such case the Company believed the amount of any such error was not material to the Company's consolidated financial statements. In addition, as part of the restatement process, the Company investigated its accounting practices in certain areas that involve significant judgments and determined to restate additional items with respect to which the Company concluded errors were made in the application of GAAP, including certain revisions of inappropriate accounting. For a description of each restatement adjustment and the impact of such adjustment on the Company's previously issued financial statements, see Note 2, Restatement of Previously Issued Financial Statements, to the restated consolidated financial statements.

Senior management set aggressive targets for each of the Company's businesses. The errors and inappropriate accounting which are corrected by the restatement arose, at least in part, from a period of unrealistic expectations for, and consequent over-estimation of the anticipated performance of, certain of the Company's products and programs.

As a result of the foregoing, the Company has restated its financial statements for the three years ended December 31, 2001, including the corresponding 2001 and 2000 interim periods, and the quarterly periods ended March 31, 2002 and June 30, 2002. The restatement affects periods prior to 1999. The impact of the restatement on such prior periods is reflected as an adjustment to opening retained earnings as of January 1, 1999.

In connection with their audits of the restatement of previously issued financial statements and the Company's consolidated financial statements for the year ended December 31, 2002, the Company's independent auditors, PricewaterhouseCoopers LLP, have identified and communicated to the Company and the Audit Committee two "material weaknesses" (as defined under standards established by the American Institute of Certified Public Accountants) relating to the Company's accounting and public financial reporting of significant matters and to its initial recording and management review and oversight of certain accounting matters.

In the last year, the Company searched for and hired a new chief financial officer from outside the Company, restaffed the controller position, created a position of chief compliance officer and changed leadership at the Pharmaceuticals group.

In response to the wholesaler inventory buildup and the other matters identified as restatement adjustments, under the direction of the Audit Committee, in the last year, senior management has directed that the Company dedicate resources and take steps to strengthen control processes and procedures in order to identify and rectify past accounting errors and prevent a recurrence of the circumstances that resulted in the need to restate prior period financial statements. The Company also revised its budgeting process to emphasize a bottom-up approach in contrast to a top-down approach. The Company has implemented a review and certification process of its annual and quarterly reports under the Securities Exchange Act of 1934, as amended, as well as processes designed to enhance the monitoring of wholesaler inventories. In addition, the Company is in the process of expanding its business risks and disclosure group, which includes senior management, including the chief executive officer and the chief financial officer, and is taking a number of additional steps designed to create a more open environment for communications and flow of information throughout the Company. The Company continues to identify and implement actions to improve the effectiveness of its disclosure controls and procedures and internal controls, including plans to enhance its resources and training with respect to financial reporting and disclosure responsibilities, and to review such actions with its Audit Committee and independent auditors.

The Company's accounting for certain of its sales to two of the largest wholesalers for the U.S. pharmaceuticals business under the consignment model is discussed below under —Net Sales and in Note 2, Restatement of Previously Issued Financial Statements, to the restated consolidated financial statements.

Throughout the following Management's Discussion and Analysis of Financial Condition and Results of Operations, all referenced amounts reflect the balances and amounts on a restated basis.

Summary

Consistent with the Company's strategy to become a more focused pharmaceutical company, a number of transactions were completed during 2001, including the divestiture of two nonpharmaceutical businesses, Clairol (beauty care) and Zimmer (orthopaedics). The results for these businesses have been reported as discontinued operations and excluded from consolidated sales and expenses for all years presented. In addition, in the fourth quarter of 2001, the Company acquired the DuPont Pharmaceuticals business (DuPont) and made a 19.9% equity investment in ImClone Systems Incorporated (ImClone), a biotechnology company.

Bristol-Myers Squibb reported $18.1 billion in annual restated global sales for 2001, an increase of 3% over 2000. Domestic restated sales, representing 65% of worldwide restated sales, increased 2% to $11.8 billion, while international sales increased 3% (foreign exchange had an unfavorable 5% impact) to $6.3 billion. Sales for the Company in 2001 include sales from the DuPont acquisition of $331 million from the date of acquisition.

The Company's most important product lines made a significant contribution to the Company's sales growth. Many of these experienced double digit growth, as restated, on a worldwide basis. During the year, the Company had four blockbuster products, each with annual restated sales in excess of $1 billion—PRAVACHOL, GLUCOPHAGE*, PLAVIX* and TAXOL® (paclitaxel). In fact, PRAVACHOL had annual restated sales in excess of $2 billion. In addition to these four products, the Company had 50 product lines with more than $50 million in annual sales, including 23 with more than $100 million in annual sales and three with more than $500 million in annual sales, in each case as restated. For information on U.S. pharmaceuticals prescriber demand, reference is made to the table on page 27, which compares changes in net sales on a restated basis to the estimated total (both retail and mail order customers) prescription growth for certain of the Company's primary care pharmaceutical products.

Earnings from continuing operations before minority interest and income taxes as restated decreased to $2.2 billion from $5.2 billion in 2000. Net earnings from continuing operations as restated decreased to $2.0 billion from $3.8 billion; basic and diluted earnings per share from continuing operations as restated decreased to $1.05 and $1.04, respectively, from $1.95 and $1.92, respectively, in 2000. This decline in earnings for the Company was largely due to a $2.7 billion pre-tax charge for the write-off of in-process research and development in connection with the DuPont and ImClone transactions. Net earnings for the total Company (continuing and discontinued operations) as restated increased to $4.8 billion in 2001 from $4.5 billion in 2000. Total Company basic and diluted earnings per share as restated increased to $2.49 and $2.46, respectively, from $2.28 and $2.24, respectively, in 2000. The increase in total Company earnings was driven by a $2.6 billion after-tax gain as restated on the sale of Clairol.

Bristol-Myers Squibb's financial position remains strong. At December 31, 2001, the Company held almost $5.7 billion in cash, time deposits and marketable securities. Approximately $3.0 billion of such cash, time deposits and marketable securities is held by the Company's foreign subsidiaries. Repatriation of this cash to the U.S. may likely require additional tax provisions, which are not reflected in the restated consolidated financial statements. For a further discussion of this matter, see Critical Accounting Policies—Income Taxes below. Cash provided from operating activities reached $5.4 billion as restated in 2001. In connection with the DuPont and ImClone transactions, the Company issued $5.0 billion of notes of which $2.5 billion matures in 2006 and $2.5 billion matures in 2011, bearing coupon interest rates of 4.75% and 5.75%, respectively. Returns to shareholders included dividend distributions of $2.1 billion and stock repurchases of $1.6 billion. Dividends declared per common share were $1.11 in 2001, increasing from $1.01 per share paid in 2000. Dividends declared per common share were $1.12 in 2002.

In 2001, consistent with the Company's mission to extend and enhance human life by developing the highest-quality products, the Company invested $2.2 billion as restated in research and development, a 16% increase over 2000 as restated. Research and development spending in 2001 includes $135 million related to DuPont and ImClone. Research and development dedicated to pharmaceutical products increased 17.1% over 2000, with a compound annualized growth in spending of 15% over the past five years. That continuing investment led to the discovery of innovative new products and the development of new indications for existing products in 2001 that led to twelve regulatory filings, including VANLEV for hypertension, aripiprazole for schizophrenia and PLAVIX* for acute coronary syndrome. In addition, the Company received seven regulatory approvals for supplemental submissions, including TEQUIN for short-course (five-day) regimen.

The composition of matter patent for MONOPRIL expired in December 2002, but was extended for six months under the pediatric extension and is now expected to expire in June 2003. The composition of matter patent for SERZONE expired in March 2003, but was extended for six months under the pediatric extension and is now expected to expire in September 2003. Additional U.S. patents that are expected to expire in the next three years include the patent for CEFZIL (December 2003) and a composition of matter patent for PLAVIX* (July 2003). In addition, a use patent for PARAPLATIN will expire in April 2004. Hatch-Waxman data protection will expire for GLUCOPHAGE* XR in October 2003, GLUCOVANCE* in July 2003 and VIDEX EC in October 2003. All of these expiry dates could be extended by an additional six months under the pediatric extension, upon the completion and acceptance of pediatric studies by the U.S. Food and Drug Administration (FDA) in advance of the expiration.

In October 2001, the Company acquired the DuPont Pharmaceuticals business from E. I. du Pont de Nemours and Company for $7.8 billion. In 2001, the Company also announced a collaboration agreement with Exelixis, Inc., to create a new generation of cancer drugs that selectively destroy cancers that harbor defects in tumor-suppressed gene pathways.

In September 2001, the Company entered into a commercial agreement with ImClone to codevelop and copromote an investigational cancer drug, ERBITUX*. Under the commercial agreement, the Company was required to pay ImClone an aggregate of $1 billion upon the achievement of three milestones, of which $200 million was paid in 2001 ($160 million of this payment was charged to earnings and the remaining $40 million was recorded as an equity investment). In November 2001, the Company also purchased 14.4 million shares of ImClone for $70 per share, or $1,007 million, which represented approximately 19.9% of the ImClone shares outstanding just prior to the commencement of the public tender offer.

On December 28, 2001, ImClone announced that the FDA refused to accept for filing the Biologics License Application (BLA) that had been submitted by ImClone for ERBITUX*. The BLA had been submitted to gain marketing approval to treat irinotecan-refractory colorectal carcinoma.

On January 18, 2002, the Subcommittee on Oversight and Investigations of the House Energy and Commerce Committee announced that it is investigating questions about the conduct of ImClone in the development of ERBITUX*. On January 25, 2002, ImClone announced it had received an informal inquiry from the Securities and Exchange Commission as well as inquiries from the Department of Justice and the aforementioned subcommittee. The Company is cooperating with these investigations.

On March 5, 2002, the agreement with ImClone was revised to reduce the total payments to $900 million from $1 billion. Under the revised agreement, the Company agreed to pay ImClone $140 million in March 2002, $60 million in March 2003 and an aggregate of $500 million upon achievement of two milestones. Also under the revised agreement, the Company agreed to pay ImClone a distribution fee based on a flat rate of 39% of product revenues in North America. For a discussion of the Company's accounting for its equity investment in ImClone and payments under the revised agreement with ImClone, see Note 8, Alliances and Investments, to the restated consolidated financial statements. As described in Note 2, Restatement of Previously Issued Financial Statements, to the unaudited consolidated financial statements included in the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, which is being filed concurrently with this Form 10-K/A, the Company has now determined that the $60 million payable in March 2003 should have been recognized in March 2002. Accordingly, the Company has corrected this error by restating its first quarter of 2002 acquired in-process research and development charge to expense $48 million of the $60 million payment and recorded the remainder of that payment as an additional equity investment to eliminate the income statement effect of the portion of the payment for which the Company has an economic claim through its 19.9% equity investment in ImClone.

The carrying value of the Company's approximately 19.9% equity investment in ImClone was $481 million as of December 31, 2001. On a per-share basis, the carrying value of the Company's ImClone investment and the closing market value of ImClone shares as of December 31, 2001, were $33.40 and $46.46, respectively. In the third quarter of 2002, the Company recorded a pre-tax charge to earnings of $379 million for an other than temporary decline in the market value of ImClone. The fair value of the equity investment in ImClone used to determine this charge was based on the market value of ImClone shares on September 30, 2002.

Net Sales

Sales as restated increased 3% in 2001 to $18.1 billion, including sales of $331 million related to the DuPont acquisition completed on October 1, 2001. Domestic sales as restated increased 2% in 2001 and

13% in 2000, while international sales increased 3% in 2001 (foreign exchange unfavorably impacted sales by 5%) and decreased 2% in 2000 (foreign exchange unfavorably impacted sales by 7%). The sales growth in 2001 resulted from a 3% increase due to volume, a 2% increase due to changes in selling prices and a 2% decrease due to foreign exchange rate fluctuations. In 2000, sales increased 7% to $17.7 billion, this increase reflecting an 8% increase due to volume, a 2% increase due to changes in selling prices and a 3% decrease due to foreign exchange rate fluctuations. In 1999, sales increased 10% to $16.5 billion as a result of a 9% increase due to volume, a 2% increase due to changes in selling prices and a 1% decrease due to foreign exchange rate fluctuations. In general, the business of the Company is not seasonal. For information on U.S. pharmaceuticals prescriber demand, reference is made to the table on page 27, which compares changes in net sales on a restated basis to the estimated total (both retail and mail order customers) prescription growth for certain of the Company's primary care pharmaceutical products.

A significant portion of the Company's sales is made to wholesalers. The Company experienced a substantial buildup of wholesaler inventories in its U.S. pharmaceuticals business over several years, primarily in 2000 and 2001. This buildup was primarily due to sales incentives offered by the Company to its wholesalers, including discounts, buy-ins in anticipation of price increases, and extended payment terms to certain U.S. pharmaceuticals wholesalers. These incentives were generally offered towards the end of a quarter in order to incentivize wholesalers to purchase products in an amount sufficient to meet the Company's quarterly sales projections established by the Company's senior management. The timing of the Company's recognition of revenue from its sales to wholesalers differs by wholesaler and by period.

Historically, the Company recognized revenue for sales upon shipment of product to its customers. Under GAAP, revenue is recognized when substantially all the risks and rewards of ownership have transferred. In the case of sales made to wholesalers (1) as a result of incentives, (2) in excess of the wholesaler's ordinary course of business inventory level, (3) at a time when there was an understanding, agreement, course of dealing or consistent business practice that the Company would extend incentives based on levels of excess inventory in connection with future purchases and (4) at a time when such incentives would cover substantially all, and vary directly with, the wholesaler's cost of carrying inventory in excess of the wholesaler's ordinary course of business inventory level, substantially all the risks and rewards of ownership do not transfer upon shipment and, accordingly, such sales should be accounted for using the consignment model. The determination of when, if at all, sales to a wholesaler meet the foregoing criteria involves evaluation of a variety of factors and a number of complex judgments.

Under the consignment model, the Company does not recognize revenue upon shipment of product. Rather, upon shipment of product the Company invoices the wholesaler, records deferred revenue at gross invoice sales price and classifies the inventory held by the wholesalers as consignment inventory at the Company's cost of such inventory. The Company recognizes revenue (net of discounts, rebates, estimated sales allowances and accruals for returns) when the consignment inventory is no longer subject to incentive arrangements but not later than when such inventory is sold through to the wholesalers' customers, on a first-in first-out (FIFO) basis. For additional discussion of the Company's revenue recognition policy, see Note 1, Accounting Policies, to the restated consolidated financial statements.

The Company has restated its previously issued financial statements to correct the timing of revenue recognition for certain previously recognized U.S. pharmaceuticals sales to Cardinal Health, Inc. (Cardinal) and McKesson Corporation (McKesson), two of the largest wholesalers for the Company's U.S. pharmaceuticals business, that, based on the application of the criteria described above, were recorded in error at the time of shipment and should have been accounted for using the consignment model. The Company has determined that shipments of product to Cardinal and shipments of product to McKesson met the consignment model criteria set forth above as of July 1, 1999 and July 1, 2000, respectively, and, in each case, continuing through the end of 2001 and for some period thereafter. Accordingly, the consignment model was required to be applied to such shipments. Prior to those respective periods, the Company recognized revenue with respect to sales to Cardinal and McKesson upon shipment of product. Although the Company generally views approximately one month of supply as a desirable level of wholesaler inventory on a going-forward basis and as a level of wholesaler inventory representative of an industry average, in applying the consignment model to sales to Cardinal and McKesson, the Company defined inventory in excess of the wholesaler's ordinary course of business inventory level as inventory above two weeks and three weeks of supply, respectively, based on the levels of inventory that Cardinal and McKesson required to be used as the basis for negotiation of incentives granted. For additional discussion of the application of the consignment model to sales to Cardinal and McKesson, see Note 2, Restatement of Previously Issued Financial Statements, to the restated consolidated financial statements. As a result of this restatement adjustment, net sales were reduced by $1,015 million, $475 million and $409 million in 2001, 2000 and 1999, respectively. The corresponding reduction in earnings from continuing operations before minority interest and income taxes was $789 million, $399 million and $322 million, respectively.

Separately from the above discussion, in March 2001, the Company entered into a distribution agreement with McKesson for provision of warehousing and order fulfillment services for the Company's Oncology Therapeutics Network (OTN), a specialty distributor of anti-cancer medicines and related products. Prior to the restatement, the Company recorded in error sales under this agreement upon shipment of product to McKesson. The Company has restated its previously issued financial statements to account for these sales using the consignment model, as described more fully in Note 2, Restatement of Previously Issued Financial Statements, to the restated consolidated financial statements. The resulting reduction in net sales and earnings from continuing operations before minority interest and income taxes in 2001 was $81 million and $77 million, respectively.

At December 31, 2001, 2000 and 1999, the Company's aggregate cost of the pharmaceutical products held by Cardinal and, with respect to 2001 and 2000 only, McKesson that were accounted for using the consignment model (and, accordingly, were reflected as consignment inventory on the Company's consolidated balance sheet) was approximately $208 million, $99 million and $53 million, respectively, of which approximately $4 million at December 31, 2001 related to OTN. The deferred revenue, recorded at gross invoice sales price, related to the inventory of pharmaceutical products accounted for using the consignment model was approximately $2,026 million, $908 million and $417 million at December 31, 2001, 2000 and 1999, respectively, of which approximately $81 million at December 31, 2001 related to OTN. As a result of the restatement for the application of the consignment model, approximately $1,980 million of sales (calculated net of customary 2% early pay cash discounts) has been reversed from the period 1999 through 2001, of which approximately $1,395 million is expected to be recognized in 2002 and approximately $422 million is projected to be recognized in 2003. Sales to Cardinal and McKesson represent approximately 52%, 41%, and 37% of U.S. pharmaceuticals net sales in 2001, 2000, and 1999, respectively, on a restated basis.

The Company has determined that, although sales incentives were offered to other wholesalers and there was a buildup of inventories at such wholesalers, the consignment model criteria discussed above were not met. Accordingly, the Company recognized revenue when the products were shipped to these wholesalers. The Company estimates that the inventory of pharmaceutical products held by these other U.S. pharmaceuticals wholesalers in excess of approximately one month of supply in the case of the Company's exclusive products, approximately one and a half months of supply in the case of PLAVIX* and AVAPRO*, which are marketed under the Company's alliance with Sanofi-Synthelabo, and approximately two months of supply in the case of the Company's non-exclusive products, was in the range of approximately $550 million to $750 million at December 31, 2001. The Company's estimate is based on the projected prescription demand-based sales for such products, as well as the Company's analysis of third-party information, including information obtained from certain wholesalers with respect to their inventory levels and sell-through to customers and third-party market research data, and the Company's internal information. The Company's estimate is subject to inherent limitations of estimates that rely on third-party data, as certain third-party information was itself in the form of estimates, and reflects other limitations.

In April 2002, the Company disclosed the substantial buildup of wholesaler inventories in its U.S. pharmaceuticals business, and developed and subsequently undertook a plan to work down in an orderly fashion these wholesaler inventory levels. To facilitate an orderly workdown, the Company's plan included continuing to offer sales incentives, at reduced levels, to certain wholesalers. With respect to McKesson and Cardinal, the Company entered into agreements for an orderly workdown that provide for these wholesalers to make specified levels of purchases and for the Company to offer specified levels of incentives through the workdown period.

The Company expects that the orderly workdown of inventories of its pharmaceutical products held by all U.S. pharmaceuticals wholesalers will be substantially completed at or before the end of 2003. The Company also expects that the consignment model criteria will no longer be met with respect to the Company's U.S. pharmaceuticals sales to Cardinal and McKesson (other than the abovementioned sales related to OTN) at or before the end of 2003. At December 31, 2002, the Company's aggregate cost of pharmaceutical products held by Cardinal and McKesson that were accounted for using the consignment model (and, accordingly, were reflected as consignment inventory on the Company's consolidated balance sheet) was approximately $58 million. At December 31, 2002, the deferred revenue, recorded at gross invoice sales price, related to such inventory was approximately $470 million, including approximately $39 million related to OTN. The Company estimates, based on the data noted above, that the inventory of pharmaceutical products held by the other U.S. pharmaceuticals wholesalers in excess of approximately one month of supply in the case of the Company's exclusive products, approximately one and a half months of supply in the case of PLAVIX* and AVAPRO*, which are marketed under the Company's alliance with Sanofi-Synthelabo, and approximately two months of supply in the case of the Company's non-exclusive products was in the range of approximately $100 million below this level of supply to $100 million in excess of this level of supply at December 31, 2002. This estimate is subject to inherent limitations noted above. The Company expects to account for certain pharmaceutical sales relating to OTN using the consignment model until the abovementioned agreement with McKesson expires in 2006.

The Company's financial results and prior period and quarterly comparisons are affected by the buildup and orderly workdown of wholesaler inventories, as well as the application of the consignment model to certain sales to certain wholesalers. In addition, with respect to sales not accounted for using the consignment model, the Company's financial results and prior period and quarterly comparisons are affected by fluctuations in the buying patterns of wholesalers, including the effect of incentives offered, and the corresponding changes in inventory levels maintained by these wholesalers. These wholesaler buying patterns and wholesaler inventory levels may not reflect underlying prescriber demand. For information on U.S. pharmaceuticals prescriber demand, reference is made to the table on page 27, which compares changes in net sales on a restated basis to the estimated total (both retail and mail order customers) prescription growth for certain of the Company's primary care pharmaceutical products. The Company expects that when the consignment model is no longer being applied with respect to sales to Cardinal or McKesson, the buying patterns and fluctuations in inventory levels of these wholesalers will have an effect on the Company's financial results and prior period and quarterly comparisons.

Earnings

In 2001, earnings from continuing operations before minority interest and income taxes decreased to $2,218 million from $5,247 million in 2000, in each case as restated. Earnings from continuing operations decreased to $2,043 million in 2001 from $3,830 million in 2000, in each case as restated. Basic earnings per share decreased to $1.05 in 2001 from $1.95 in 2000, and diluted earnings per share decreased to $1.04 in 2001 from $1.92 in 2000, in each case as restated. In 2000, earnings from continuing operations before minority interest and income taxes were $5,247 million, a 10% increase over 1999, and earnings from continuing operations were $3,830 million, a 12% increase over 1999, in each case as restated. Basic earnings per share and diluted earnings per share in 2000 increased 13% and 14%, respectively, over 1999, in each case as restated.

During the years ended December 31, 2001, 2000 and 1999, the Company recorded several significant items that affected the comparability of results of the periods presented herein, which are set forth in the following table. For a discussion of these items, see Note 4, Acquisitions and Divestitures, Note 5,

Restructuring and Other Items, and Note 8, Alliances and Investments, to the restated consolidated financial statements.

	Restated 2001	Restated 2000	Restated 1999
	(dollars in millions)

In-process research and development charge	$2,772	$38	$193
Restructuring and other items(1)	715	483	—
Gain on sales of businesses/product lines	(475)	(216)	(50)

	3,012	305	143
Income taxes on items above	(1,236)	(106)	(59)

	$1,776	$199	$84

(1)
The $715 million in 2001 includes $58 million of inventory write-downs classified in cost of products sold and $74 million for the write-off of receivables as a reduction to net sales. The $483 million in 2000 includes $40 million in cost of products sold.

In 2001, the Company also incurred $61 million of costs related to the DuPont acquisition, of which $30 million is included in cost of goods sold.

Gross margins were 69.9%, 73.3% and 73.0% in 2001, 2000 and 1999, respectively. Gross margins were adversely impacted by generic competition, a change in product mix and, to a lesser extent, wholesaler sales incentives in 2001.

The effective income tax rate on earnings from continuing operations on a restated basis was 3.3% in 2001 compared with 25.2% in 2000 and 27.5% in 1999. The negative effective income tax rate in 2001 is due to lower pre-tax income in the U.S., primarily as a result of the write-off of acquired in-process research and development, restructuring charges and other items.

In the three months ended September 30, 2002, the Company recognized an income tax benefit of $235 million due to the settlement of certain tax matters existing as of December 31, 2001 and the determination by the Company as to the expected settlement of ongoing tax litigation.

Expenses

Continuing operations total cost and expenses, as a percentage of sales, were 87.8% in 2001, 70.3% in 2000 and 71.0% in 1999, in each case as restated.

Cost of products sold, as a percentage of sales, increased to 30.1% in 2001 from 26.7% in 2000, in each case as restated, principally due to increased sales of lower-margin products from OTN and from a decline in higher-margin TAXOL® and BUSPAR sales and, to a lesser extent, an increase in wholesaler sales incentives. In 2000, cost of products sold, as a percentage of sales, declined to 26.7% compared with 27.0% in 1999, in each case as restated, principally due to favorable manufacturing variances.

Advertising and promotion expenses decreased 14% from the prior year to $1,433 million in 2001, primarily due to lower spending on TAXOL® and BUSPAR. In 2000, advertising and promotion expenses increased 8% from 1999 to $1,672 million. As a percentage of sales as restated, 2001 advertising and promotion expenses decreased to 7.9%, while 2000 expenses of 9.4% remained at the same level as 1999.

Marketing, selling and administrative expenses, as a percentage of sales, decreased to 21.6% in 2001 from 21.8% in 2000 and 23.0% in 1999, in each case as restated. This decrease resulted from continued improvement in cost-efficiencies.

The Company's investment in research and development totaled $2,183 million in 2001, an increase of 16.2% over 2000, and as a percentage of sales increased to 12.0% in 2001, compared with 10.6% in 2000 and 10.3% in 1999, in each case as restated. This spending level reflects the Company's commitment to research over a broad range of therapeutic areas and to the clinical development of new products. In 2001, research and development spending dedicated to pharmaceutical products increased 17.1%, and was 14.1% of pharmaceuticals sales as restated compared with 12.4% and 12.0% in 2000 and 1999, respectively.

Acquired in-process research and development in 2001 includes a $2,744 million write-off related to the DuPont and ImClone transactions. In addition, in-process research and development for all years includes licensing payments related to products not yet approved for marketing and which have no alternative future use of $28 million, $38 million, and $193 million in 2001, 2000 and 1999, respectively. The 1999 charge primarily relates to a payment to Otsuka Pharmaceutical Co., Ltd of $157 million for ABILIFY*.

Restructuring programs were implemented in 2001 to downsize, realign and streamline operations in order to increase productivity, reduce operating expenses and rationalize the Company's manufacturing network and research facilities.

Under the program, approximately 3,400 employees are to be terminated, including sales force, manufacturing, administration and research personnel. In addition, a contract sales force has been terminated. The Company also exited a nutritional business in Eastern Europe, a pharmaceutical production facility in the U.S. and a research facility in France. As a result of these actions, the Company expects the annual benefit to earnings from continuing operations before minority interest and income taxes to be approximately $400 million in future years. These actions are expected to be substantially complete by early 2003.

Restructuring programs were implemented in 2000 to downsize, realign and streamline operations in order to increase productivity, reduce operating expenses and rationalize the Company's manufacturing network and research facilities.

Under the program, approximately 5,200 employees were to be terminated, including sales force, manufacturing, administration and research personnel. In addition, the Company also exited a production facility in the U.S., certain international operations of ConvaTec and a research facility in Japan. As a result of these actions, the Company expects the annual benefit to earnings from continuing operations before minority interest and income taxes of approximately $275 million in future years. These actions are substantially complete.

For additional information on restructuring, see Note 5, Restructuring and Other Items, to the restated consolidated financial statements.

In 2001, 2000 and 1999, the Company recognized gains on sales of businesses/product lines of $475 million, $216 million and $50 million, respectively. As described in Note 4, Acquisitions and Divestitures, to the restated consolidated financial statements, in 2001 the Company divested CORZIDE*, DELESTROGEN*, and FLORINEF*, three of its pharmaceutical products; the licensing rights to CORGARD* in the U.S.; ESTRACE* tablets; the Apothecon commodity business; and its VIACTIV* and SOLAGE* product lines. In 2000, the Company completed the sale of three pharmaceutical products—ESTRACE* CREAM, OVCON* 35 and OVCON* 50—as well as its SEA BREEZE* brand in Japan. In 1999, the Company completed the sale of Laboratori Guieu, SpA, an Italian-based gynecologic, pediatric and dermatologic products business. Also in 1999, the Company acquired CAL-C-TOSE, a nutritional milk modifier product in Mexico.

Business Segments

The Company operates in three reportable operating segments—Pharmaceuticals, Nutritionals and Other Healthcare.

Pharmaceuticals

Pharmaceuticals sales, which is the Company's largest segment at 83% of the total Company's sales, increased 3% to $14,968 million in 2001 as restated. Sales growth resulted from a 2% increase due to volume, a 2% decrease due to the effect of foreign exchange rate fluctuations, and a 3% increase as a result of changes in selling prices. In 2000, pharmaceuticals sales increased 9% over 1999 as restated driven by a 10% increase due to volume, 2% increase due to changes in selling prices, and 3% decrease due to the effect of foreign exchange rate fluctuations. In 2001, U.S. pharmaceuticals sales increased 2% to $9,773 million, and in 2000 U.S. pharmaceuticals sales increased 17% to $9,547 million, in each case as restated.

These increases reflect the favorable impact of the previously disclosed buildup of wholesaler inventories in the Company's U.S. pharmaceuticals business and the impact of the restatement for the application of the consignment model to certain sales to two of the largest wholesalers for the U.S. pharmaceuticals business. For additional information on the restatement for the application of the consignment model, see Note 2, Restatement of Previously Issued Financial Statements, to the restated consolidated financial statements.

Key pharmaceutical products and their sales as restated include the following:

Sales of PRAVACHOL, a cholesterol-lowering agent and the Company's largest-selling product, increased 19% to $2,108 million, as restated. Domestic sales increased 21% to $1,302 million, while international sales increased 17% (foreign exchange had a negative 5% impact) to $806 million, in each case as restated. In December 2001, the FDA approved an 80-milligram version of PRAVACHOL.

GLUCOPHAGE* franchise sales increased 34% to $2,340 million in 2001 as restated. GLUCOPHAGE*, the leading branded oral medication for treatment of non-insulin dependent (type 2) diabetes, saw sales increase 7% to $1,838 million as restated. The Company expects sales of GLUCOPHAGE* to decline significantly because generic metformin became available in the U.S. in January 2002. GLUCOVANCE*, a new oral combination drug, and GLUCOPHAGE* Extended Release tablets had sales of $269 million and $233 million, respectively, in 2001, as restated.

Sales of PLAVIX*, a platelet aggregation inhibitor, increased 32% to $1,171 million, as restated, driven in part by the positive results of the CURE study (Clopidogrel in Unstable angina to prevent Recurrent ischemic Events), which were published in the New England Journal of Medicine in August 2001. Sales of AVAPRO*, an angiotensin II receptor blocker for the treatment of hypertension, increased 35% to $487 million in 2001 as restated. AVAPRO* and PLAVIX* are cardiovascular products that were launched from the alliance between Bristol-Myers Squibb and Sanofi-Synthelabo.

Sales of TAXOL®, the Company's leading anticancer agent, decreased 29% to $1,115 million as restated. International sales increased 8% (foreign exchange had a negative impact of 7%) to $649 million as restated, led by strong sales in Japan and France. Domestic sales decreased 52% to $465 million as restated due to generic competition. TAXOL® sales increased 8% to $1,563 million in 2000 as restated.

Sales of PARAPLATIN, which is used in combination therapy for the treatment of ovarian cancer, decreased 9% to $592 million in 2001 and increased 11% to $654 million in 2000, in each case as restated.

Sales of MONOPRIL, a second-generation angiotensin converting enzyme (ACE) inhibitor, increased 2% to $413 million in 2001 and decreased 4% to $404 million in 2000, in each case as restated.

Sales of SERZONE, a novel treatment for depression, increased 5% to $334 million in 2001 and decreased 2% to $318 million in 2000, in each case as restated.

Sales of BUSPAR, an antianxiety agent, decreased 56% to $298 million due to generic competition in 2001 and increased 17% to $672 million in 2000, in each case as restated.

Sales of TEQUIN, a quinolone antibiotic, increased to $250 million from $131 million in 2000 as restated. In November 2001, the FDA approved TEQUIN for short-course (five-day) regimen in treatment of acute bacterial exacerbation of chronic bronchitis.

Sales of VIDEX, an antiretroviral agent, increased 16% to $240 million as restated due to increased sales of VIDEX EC enteric-coated beadlets, launched in 2000. VIDEX sales increased 12% to $207 million in 2000 as restated.

Sales from OTN, a specialty distributor of anticancer medicines and related products, increased 33% to $1,433 million in 2001 and 21% to $1,080 million in 2000, in each case as restated.

The following table sets forth a comparison of reported net sales changes on a restated basis and the estimated total (both retail and mail order customers) prescription growth for certain of the Company's U.S. primary care pharmaceutical products. The estimated prescription growth amounts are based on third-party data. A significant portion of the Company's domestic pharmaceutical sales is made to wholesalers. Where the change in reported net sales exceeds prescription growth, this change in net sales may not reflect underlying prescriber demand.

	2001		2000		1999
	% Change in Net Sales	% Change in Total Prescriptions	% Change in Net Sales	% Change in Total Prescriptions	% Change in Net Sales	% Change in Total Prescriptions
PRAVACHOL	21	9	12	4	(5)	3
GLUCOPHAGE*	7	(8)	41	20	41	32
PLAVIX*	28	35	70	48	**	**
AVAPRO*	33	20	56	45	105	137
MONOPRIL	3	(1)	(5)	3	11	13
SERZONE	8	(2)	(1)	8	29	14
CEFZIL	(9)	(11)	(16)	(16)	5	1
BUSPAR	(58)	(53)	19	13	10	5

**
In excess of 200%

Earnings before minority interest and income taxes as restated decreased to $1,158 million in 2001 from $4,371 million in 2000 as a result of the write-off of $2,744 million of acquired in-process research and development related to the DuPont and ImClone transactions and a decline in TAXOL® and BUSPAR sales resulting from generic competition. In 2000, earnings before minority interest and income taxes as restated increased to $4,371 million from $3,578 million in 1999 as a result of increases in sales prices and manufacturing efficiencies.

Nutritionals

Nutritionals sales of $1,886 million as restated were comparable to the prior year level, reflecting a 1% decrease due to volume, a 3% increase due to pricing and a 2% decrease due to foreign exchange. Mead Johnson continues to be the leader in the U.S. infant formula markets. Total infant formula sales as restated increased 4% (foreign exchange had a 1% favorable impact) to $1,255 million. Sales of ENFAMIL, the Company's largest selling infant formula, increased 6% to $773 million worldwide, as restated. In 2000, Nutritionals sales of $1,880 million as restated were comparable to the prior year level.

Earnings before minority interest and income taxes as restated in the Nutritionals segment increased to $482 million in 2001 from $348 million in 2000, in each case as restated, primarily due to copromotion income for CEFZIL from the Pharmaceuticals segment and lower promotion spending on VIACTIV*. In 2000, earnings before minority interest and income taxes as restated decreased to $348 million from $378 million in 1999 due to lower sales of non-WIC formula.

Other Healthcare

The Other Healthcare segment includes the ConvaTec and Medical Imaging businesses as well as Consumer Medicines in the U.S. and Japan.

Sales in the Other Healthcare segment as restated increased 4% to $1,285 million, including sales of $100 million from Medical Imaging, which was acquired in October 2001 as part of the DuPont acquisition. The Other Healthcare 4% sales increase was a result of a 7% increase due to volume, a 3% decrease due to the effect of foreign exchange, and no changes from pricing. In 2000, the Other Healthcare segment sales as restated declined to $1,233 million from $1,268 million in 1999 primarily due to lower ostomy sales.

Other Healthcare sales by business were as follows:

				% Change
	Restated 2001	Restated 2000	Restated 1999
				01/00	00/99
	(dollars in millions)
ConvaTec	$717	$691	$719	4	(4)
Consumer Medicines	468	542	549	(14)	(1)
Medical Imaging	100	—	—	n/a	n/a

Total Other Healthcare products	$1,285	$1,233	$1,268	4	(3)

Earnings before minority interest and income taxes as restated increased to $287 million in 2001 from $252 million in 2000 primarily due to the inclusion of the Medical Imaging business purchased in October 2001 as part of the DuPont acquisition. In 2000, earnings before minority interest and income taxes as restated increased to $252 million from $232 million in 1999.

Discontinued Operations

As described in Note 3, Discontinued Operations, to the restated consolidated financial statements, in the fourth quarter of 2001, the Company completed the sale of Clairol, which resulted in a pre-tax gain of $4.3 billion ($2.6 billion after taxes) as restated. The gain is included in the net gain on disposal of discontinued operations. Also in 2001, the Company spun off Zimmer Holdings, Inc., in a tax-free transaction, resulting in a common stock dividend of $156 million as restated, representing the net book value at the date of the spin-off.

In 2000, the Company completed the sale of Matrix Essentials, Inc. (an affiliate of Clairol), resulting in a pre-tax gain of $444 million ($266 million after tax) as restated. The gain is included in the net gain on disposal of discontinued operations. Also in 2000, the Company recorded restructuring charges to discontinued operations of $34 million before taxes in connection with workforce reductions related to the discontinued operations.

Net earnings from discontinued operations, which includes earnings only through the date of divestiture, decreased to $226 million in 2001 from $375 million in 2000 and $378 million in 1999.

Geographic Areas

Bristol-Myers Squibb products are available in virtually every country in the world. The Company's largest markets are the U.S., France, Japan, Germany, Italy and Canada.

Sales in the U.S. increased 2% in 2001 as restated. Products with strong growth included GLUCOPHAGE*, PLAVIX*, PRAVACHOL, TEQUIN and AVAPRO*. TAXOL® and BUSPAR sales declined due to generic competition. In 2000, sales as restated in the U.S. increased 13% primarily due to the growth of GLUCOPHAGE*, PLAVIX*, BUSPAR, PARAPLATIN and AVAPRO*. For information on U.S. pharmaceuticals prescriber demand, reference is made to the table on page 27, which compares changes in net sales on a restated basis to the estimated total (both retail and mail order customers) prescription growth for certain of the Company's primary care pharmaceutical products.

Sales in Europe, Mid-East and Africa increased 6%, as restated, including a 4% negative effect from foreign exchange, in 2001, as a result of strong growth of PRAVACHOL and TAXOL® in France and Italy. Sales in Europe, Mid-East and Africa decreased 9%, as restated, including a 12% negative effect from foreign exchange in 2000. PRAVACHOL, TAXOL®, AVAPRO* and PLAVIX* in France, Italy and Spain experienced strong growth in 2000. These increases were partially offset by a decrease in CAPOTEN sales due to generic competition.

Sales in Other Western Hemisphere countries decreased 2%, as restated, including a 5% negative effect from foreign exchange, in 2001. The unfavorable impact of foreign exchange was felt primarily in Brazil. The underlying sales growth was driven primarily by increased sales in Mexico. In 2000, sales in Other Western Hemisphere countries increased 3%, as restated, including a 3% negative effect of foreign exchange. This increase was primarily as a result of growth in Canada due to increased sales of AVAPRO* and ENFAMIL and in Mexico, due to the growth of ENFAMIL and CAL-C-TOSE.

Sales in the Pacific region decreased 1% in 2001, as restated. Foreign exchange had a 12% negative impact on sales. The unfavorable impact of foreign exchange was felt primarily in Japan. Products with strong growth included TAXOL® and PARAPLATIN in Japan and nutritional products in the Philippines, Thailand and China. In 2000, Pacific region sales increased 12%, including a 1% positive effect from foreign exchange, as a result of increases in BUFFERIN, TAXOL® and PARAPLATIN.

Financial Instruments

The Company is exposed to market risk due to changes in currency exchange rates and interest rates. To reduce that risk, the Company enters into certain derivative financial instruments, when available on a cost-effective basis, to hedge its underlying economic exposure. These instruments are managed on a consolidated basis to efficiently net exposures and thus take advantage of any natural offsets. Derivative financial instruments are not used for trading purposes. Gains and losses on hedging transactions are offset by gains and losses on the underlying exposures being hedged.

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

	Weighted Average Strike Price	Notional Amount	Fair Value	Maturity
	(dollars in millions, except currency rates)
Foreign Exchange Forwards:
Euro	0.90	$348	$3	2002/2003
Mexican Peso	9.92	219	(8)	2002
Japanese Yen	119.32	125	(3)	2002
British Pound	1.52	58	—	2002/2003
Taiwan Dollar	33.55	58	2	2002
Thai Baht	45.91	32	—	2002
Brazilian Real	2.59	29	3	2002
Hong Kong Dollar	7.81	23	—	2002
Argentine Peso	1.29	10	2	2002

Total Forwards		$902	$(1)

Foreign Exchange Options:
Japanese Yen	125.98	$318	$18	2002/2003
Canadian Dollar	1.54	117	4	2002
Australian Dollar	0.52	50	2	2002

Total Options		$485	$24

Total Contracts		$1,387	$23

At December 31, 2000, the Company held right-to-sell option contracts with an aggregate notional amount and fair value of $1,319 million and $73 million, respectively. These contracts primarily related to option contracts with the right to sell euros, Mexican pesos and Brazilian reals. Other contracts at December 31,

2000, primarily included option contracts with the right to buy Japanese yen for U.S. dollars, which had an aggregate notional amount and fair value of $76 million and $1 million, respectively.

The Company maintains cash and cash equivalents, time deposits and marketable securities with various financial institutions. These financial institutions are located primarily in the U.S. and Europe. Company policy is designed to limit exposure to any one financial institution.

Contractual Obligations

	Payments due by period
	Total	2002	2003-2004	2005-2006
	(dollars in millions)

Short-term borrowings	$174	$174	$—	$—
Long-term debt	2,768	34	132	2,602
Operating leases	335	113	151	71

Total	$3,277	$321	$283	$2,673

For a discussion of contractual obligations, reference is made to Note 13, Short-Term Borrowings and Long-Term Debt, Note 15, Financial Instruments, and Note 17, Leases, to the restated consolidated financial statements.

On March 5, 2002, the Company and ImClone revised their agreement, reducing the total payment to $900 million from $1 billion. Pursuant to this agreement, the Company paid ImClone $200 million in 2001, $140 million in 2002 and $60 million in 2003, and will pay an aggregate of $500 million upon achievement of two milestones. For a discussion of the Company's agreement with ImClone, see Note 8, Alliances and Investments, to the restated consolidated financial statements.

Recently Issued Accounting Standards

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company is in the process of assessing what impact this pronouncement will have on its consolidated financial statements. Based on its preliminary analysis of the impact of FIN 46, the Company believes that it is reasonably possible that ImClone will meet the criteria to be considered a variable interest entity in relation to the Company. Accordingly, the Company included the required transitional disclosures of FIN 46 in Note 8, Alliances and Investments, to the restated consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for financial statements for fiscal years and interim periods ending after December 15, 2002. SFAS No. 148 will not have a material impact on the Company's consolidated financial statements, as the adoption of this standard does not require the Company to change, and the Company does not plan to change, to the fair value based method of accounting for stock-based compensation.

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). FIN 45 requires a guarantor to recognize a liability at the inception of the guarantee for the fair value of the obligation undertaken in issuing the guarantee and include more detailed disclosure with respect to guarantees. The types of contracts the Company enters into that meet the scope of this interpretation are financial and performance standby letters of credit on behalf of wholly-owned subsidiaries. FIN 45 is effective for guarantees issued or modified after December 31, 2002. The initial adoption of this accounting pronouncement will not have a material effect on the Company's consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, Accounting for Exit or Disposal Activities, effective for exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 addresses issues regarding the recognition, measurement, and reporting of costs that are associated with exit and/or disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (EITF) has set forth in EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), and the SEC has set forth in the Staff Accounting Bulletin No. 100, Restructuring and Impairment Charges. The initial adoption of this accounting standard will not have a material effect on the Company's consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, which superseded SFAS No. 4 and the requirement to aggregate all gains and losses from extinguishment of debt and to classify, if material, as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board Opinion No. 30 will be used to classify those gains and losses. SFAS No. 145 also amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions.

As part of the restatement of previously issued financial statements, the Company adopted EITF Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products), as of January 1, 2002, reflecting the cost of certain vendor considerations (e.g., cooperative advertising payments, shelving allowances and manufacturers coupons) as reductions of revenue instead of advertising and product promotion expenses. The effect of EITF 01-9 is not material to the Company.

Effective January 1, 2002, the Company adopted the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of business. SFAS No. 144 addresses accounting for use in determining the impairment of long-lived assets and the appropriate methodology for recording an impairment loss. The initial adoption of this statement did not have a material impact on the consolidated financial statements of the Company.

In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 142 on January 1, 2002, within certain provisions, applied earlier, upon acquisition, to goodwill and other acquired intangible assets acquired after June 30, 2001. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired other than in a business combination and the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition. Under the new rules, goodwill and indefinite-lived intangible assets will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. In accordance with SFAS No.142, goodwill and indefinite-lived intangible assets are tested for impairment upon adoption of the standard and annually thereafter. SFAS No. 142 requires that goodwill be tested for impairment using a two-step process. The first step is to identify a potential impairment and the second step measures the amount of the impairment loss, if any. SFAS No. 142 requires that indefinite-lived intangible assets be tested for impairment using a one-step process, which consists of a comparison of the fair value to the carrying value of the intangible asset. Goodwill is deemed to be impaired if the carrying amount of a reporting unit's goodwill exceeds its estimated fair value. Intangible assets are deemed to be impaired if the net book value exceeds the estimated fair value.

The goodwill arising from business acquisitions prior to July 1, 2001 was amortized on a straight-line basis over periods ranging from 15 to 40 years. This goodwill is no longer being amortized effective in 2002. Goodwill associated with the DuPont acquisition and all future business combinations will not be amortized, but will instead be reviewed for impairment at least annually. Application of the nonamortization provisions did not have a material effect on the Company's financial statements.

In addition, in June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. Under SFAS No. 143, the fair value of a liability for an asset retirement obligation must be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The provisions of SFAS No. 143 are effective for financial statements for fiscal years beginning after June 15, 2002. The initial adoption of this standard is not expected to have a material impact on the Company's consolidated financial statements.

Retirement Benefits

  Plan Description

The Company and certain of its subsidiaries have defined benefit pension plans and defined contribution plans for regular full-time employees. The principal defined benefit pension plan is the Bristol-Myers Squibb Retirement Income Plan and the principal defined contribution plan is the Bristol-Myers Squibb Savings and Investment Program.

Approximately 85% of total Company defined benefit pension plan assets and liabilities are held in U.S. plans. The assets for the U.S. plans are held in a single trust with a common asset allocation. Unless specified otherwise, the references in this section are to total Company plans (U.S. plans together with international plans).

Benefits under the Company's defined benefit pension plans are based primarily on years of credited service and on participants' compensation. Assets under the Company's defined benefit plans consist primarily of equity and fixed-income securities. At December 31, 2001, the fair market value of plan assets for the Company's defined benefit plans was $3,508 million. For the U.S. plans, assets were allocated 70% to equity securities, 23% to fixed income securities and 7% to real estate and other investments. At December 31, 2002, the fair market value of plan assets for the Company's defined benefit plans was $3,267 million. For the U.S. plans, assets were allocated 67% to equity securities, 26% to fixed income securities and 7% to real estate and other investments. Bristol-Myers Squibb common stock represented less than 1% of assets for the U.S. plans at the end of 2001 and 2002.

The Company provides comprehensive medical and group life benefits for substantially all U.S. retirees who elect to participate in the Company's comprehensive medical and group life plans. The asset allocation for these postretirement plans is identical to the asset allocation described above for the U.S. defined benefit pension plans.

  Accrual Accounting and Significant Assumptions

Consistent with the GAAP requirements set forth in SFAS No. 87, Employers' Accounting for Pensions, the Company accounts for pension benefits using the accrual method, recognizing pension expense before the payment of benefits to retirees. The accrual method of accounting for pension benefits necessarily requires actuarial assumptions concerning future events that will determine the amount and timing of the benefit payments.

The Company's key assumptions used in calculating its cost of pension benefits are the discount rate, the rate of compensation increase and the expected long-term rate of return on plan assets. The Company, in consultation with its actuaries, evaluates the key actuarial assumptions and other assumptions used in calculating its cost of pension benefits, such as retirement, turnover and mortality rates, based on expectations or actual experience, as appropriate, and determines such assumptions on December 31 of each year to calculate liability information as of that date and pension expense for the following year. Depending on the assumptions used, the pension expense could vary within a range of outcomes and have a material effect on reported earnings. In addition, the assumptions can materially affect accumulated benefit obligations and future cash funding. Actual results in any given year may differ from those estimated because of economic and other factors.

The assumed discount rate used by the Company for determining future pension obligations under the U.S. plans is based on indices of AA and AAA-rated corporate bonds. The indices of high quality corporate bonds selected reflect the weighted-average remaining period of benefit payments. The assumed rate of compensation increase used by the Company for determining future pension obligations reflects an estimate of the change in actual future compensation levels due to general price levels, productivity, seniority and other factors.

In 2001, net pension expense for the Company's defined benefit pension plans included in earnings before minority interest and income taxes was $77 million, including $25 million for a U.S. curtailment/settlement loss.

The U.S. plans pension expense for 2001 was determined using a 7.75% assumed discount rate and a 4.75% assumed rate of compensation increase. The accumulated benefit obligation at December 31, 2001 for the U.S. plans was determined using a 7.25% assumed discount rate. If the assumed discount rate used in determining the U.S. plans pension expense for 2001 had been reduced by 0.5%, such expense would have increased by approximately $16 million. If the assumed rate of compensation increase used in determining the U.S. plans pension expense for 2001 had been reduced by 0.5%, such expense would have decreased by approximately $8 million. If the assumed discount rate used in determining the accumulated benefit obligation for the U.S. plans at December 31, 2001 had been reduced by 0.5%, the accumulated benefit obligation would have increased by $274 million.

In determining the expected long-term rate of return on plan assets, the Company evaluates allocation of assets and the expected returns on various asset classes. The Company evaluates any short-term volatility in the context of long-term nature of pension commitments. The U.S. plans pension expense for 2001 was determined using a 10% expected long-term rate of return on plan assets. If the expected long-term rate of return on plan assets used in determining the U.S. plans pension expense for 2001 had been reduced by 1%, such expense would have increased by $32 million.

Actual rates of return earned on U.S. plan assets for each of the last ten years were as follows:

Year	Return	Year	Return
2001	(6.1%)	1996	17.0%
2000	3.5%	1995	23.0%
1999	18.2%	1994	0.0%
1998	13.3%	1993	13.5%
1997	22.2%	1992	6.8%

The actual rate of return earned on U.S. plans assets for 2002 was (13.4%). As discussed below, accounting principles provide that differences between expected and actual returns are recognized over the average future service of employees.

At December 31, 2001, the Company lowered its assumed discount rate from 7.75% to 7.25%, to reflect a decline in yields on high quality corporate bonds, and its assumed rate of compensation increase from 4.75% to 4.25%, to reflect expectations of lower inflation in the future and consistent with the reduction in the assumed discount rate. The reduction in the assumed discount rate increased the present value of future benefit obligations and, accordingly, had the effect of increasing U.S. plans pension expense for 2002. In contrast, a reduction in the assumed rate of compensation increase decreased the present value of benefit obligations and, accordingly, had the effect of decreasing U.S. plans pension expense for 2002. Net pension expense for the Company's defined benefit pension plans included in earnings before minority interest and income taxes is expected to be $45 million in 2002.

At December 31, 2002, the Company further lowered its assumed discount rate for U.S. plans from 7.25% to 6.75% and its assumed rate of compensation increase for U.S. plans from 4.25% to 4%. In the aggregate, these revisions had the effect of increasing the present value of future benefit obligations and, accordingly, will have the effect of increasing pension expense for 2003. In addition, the Company revised, based on a change in its expectations of future terminations and retirements, its retirement and turnover assumptions. This revision had the effect of decreasing the present value of future benefit obligations and, accordingly, will have the effect of decreasing pension expense for 2003.

Over the course of the last several years, global equity markets have experienced negative returns. The negative equity market returns of 2001 and 2000 have been compounded by a further market decline in 2002 (S&P 500 declined by 22.1%). The Company evaluates market conditions in determining its expected long-term rate of return on plan assets. The Company has determined to reduce the expected rate of return on U.S. plans assets at December 31, 2002 from 10% to 9%. This reduction is expected to result in higher pension expense for 2003 of approximately $34 million.

The Company expects that the net pension expense for its defined benefit pension plans included in earnings before minority interest and income taxes will be approximately $120 million higher in 2003 than in 2002, reflecting, among other things, the decreases in the assumed discount rate and expected long-term rate of return outlined above and a decrease in the value of the assets in the Company's defined benefit pension plans.

The Company used the same assumed discount rates and expected long-term rates of return on plan assets in calculating its cost of postretirement benefits as it did in calculating its cost of pension benefits.

  Delayed Recognition of Actuarial Gains and Losses

At December 31, 2001 and 2002, unrecognized net actuarial losses for the Company's defined benefit plans totaled $645 million and $1,635 million, respectively, based on the fair market value of plan assets, compared to an unrecognized net actuarial gain of $83 million at December 31, 2000. These unrecognized net actuarial losses reflect a decline in the fair market value of plan assets and a reduction of the weighted-average discount rate in 2001 and 2002.

SFAS No. 87 provides for delayed recognition of actuarial gains and losses, including amounts arising from changes in the estimated plan benefit obligations due to changes in the assumed discount rate, differences between the actual and expected returns on plan assets, and other assumption changes. SFAS No. 87 requires that unrecognized net actuarial gain or loss, determined based on the market-related value of plan assets (which differs from fair market value and is a calculated value that recognizes changes in fair value in a systematic and rational manner over not more than five years), be amortized in pension income or expense for the year to the extent that such unrecognized net actuarial gain or loss exceeds 10% of the greater of the projected benefit obligation or the market-related value of plan assets at the beginning of the year. These net gains and losses are recognized as pension income or expense prospectively over a period that approximates the average remaining service period of active employees expected to receive benefits under the plans (approximately 10 years) to the extent that they are not offset by losses and gains in subsequent years.

At December 31, 2000, the unrecognized net actuarial gain, determined based on the market-related value of plan assets, was $132 million. This amount did not exceed 10% of the greater of the projected benefit obligation or the market-related value of plan assets and, accordingly, was not required to be amortized as pension income for 2001. At December 31, 2001, the unrecognized net actuarial loss, determined based on the market-related value of plan assets, was $180 million. This amount did not exceed 10% of the greater of the projected benefit obligation or the market-related value of plan assets and, accordingly, will not be required to be amortized as pension expense for 2002. At December 31, 2002, the unrecognized net actuarial loss, determined based on the market-related value of plan assets, was $971 million. This amount exceeded 10% of the greater of the projected benefit obligation or the market-related value of plan assets by $565 million. Unless offset by future unrecognized gains from higher discount rates or higher than expected returns on plan assets, amortization of this $565 million amount is expected to increase pension expense for 2003 and each of the following nine years by approximately $57 million per year.

In the event the fair market value of assets of a particular pension plan is less than the accumulated benefit obligation for such plan at year-end, GAAP may require an additional minimum liability and, in such circumstances, a reduction in stockholders' equity or an establishment of an intangible asset. At December 31, 2001, fair market value of the Company's defined benefit pension plans assets was $3,508 million and the related accumulated benefit obligation was $3,300 million. At December 31, 2002, fair market value of the Company's defined benefit pension plans assets decreased to $3,267 million and the related accumulated benefit obligation increased to $3,500 million. The Company recognized an additional minimum liability of approximately $37 million and $17 million at December 31, 2001 and 2000. The Company also recognized an additional minimum liability of $138 million at December 31, 2002, which was offset by creation of a $10 million intangible asset and $128 million reduction in stockholders' equity.

  Plan Funding

The Company's funding policy for defined benefit plans is to contribute amounts to provide for current service and to fund past service liability. The Company contributed to the defined benefit plans $300 million, $267 million and $46 million in 2001, 2000 and 1999, respectively. The recent decline in the global equity markets has resulted in a decrease in the value of the assets in the Company's pension plans. This decline is expected to adversely affect the Company's related accounting results in future periods through higher pension expense and increased cash funding requirements. In 2002, the Company contributed to its defined benefit plans $547 million, including a contribution of $325 million in the fourth quarter of 2002.

The Company's contribution to the defined contribution plans is based on employee contributions and the level of Company match. The Company contributed to the principal defined contribution plan $54 million, $53 million and $49 million in 2001, 2000 and 1999, respectively. In 2002, the Company contributed to the principal defined contribution plan $50 million.

Critical Accounting Policies

The Company prepares its financial statements in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, including disclosure of contingent assets and contingent liabilities, at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company's critical accounting policies are those that are both most important to the Company's financial condition and results of operations and require the most difficult, subjective or complex judgments on the part of management in their application, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Because of the uncertainty of factors surrounding the estimates or judgments used in the preparation of the consolidated financial statements, actual results may vary from these estimates.

The Company believes that the following represent its critical accounting policies. For a summary of all of the Company's significant accounting policies, including the critical accounting policies discussed below, see Note 1, Accounting Policies, to the restated consolidated financial statements. Management and the

Company's independent accountants have discussed the Company's critical accounting policies with the Audit Committee of the board of directors.

  Revenue Recognition

The Company's accounting policy for revenue recognition has a substantial impact on its reported results and relies on certain estimates that require the most difficult, subjective and complex judgments on the part of management. The Company recognizes revenue for sales upon shipment of product to its customers, except in the case of certain transactions with its U.S. pharmaceuticals wholesalers which are accounted for using the consignment model. Under GAAP, revenue is recognized when substantially all the risks and rewards of ownership have transferred. In the case of sales made to wholesalers (1) as a result of incentives, (2) in excess of the wholesaler's ordinary course of business inventory level, (3) at a time when there was an understanding, agreement, course of dealing or consistent business practice that the Company would extend incentives based on levels of excess inventory in connection with future purchases and (4) at a time when such incentives would cover substantially all, and vary directly with, the wholesaler's cost of carrying inventory in excess of the wholesaler's ordinary course of business inventory level, substantially all the risks and rewards of ownership do not transfer upon shipment and, accordingly, such sales should be accounted for using the consignment model. The determination of when, if at all, sales to a wholesaler meet the foregoing criteria involves evaluation of a variety of factors and a number of complex judgments. Under the consignment model, the Company does not recognize revenue upon shipment of product. Rather, upon shipment of product the Company invoices the wholesaler, records deferred revenue at gross invoice sales price and classifies the inventory held by the wholesalers as consignment inventory at the Company's cost of such inventory. The Company recognizes revenue (net of discounts, rebates, estimated sales allowances and accruals for returns) when the consignment inventory is no longer subject to incentive arrangements but not later than when such inventory is sold through to the wholesalers' customers, on a first-in first-out (FIFO) basis.

  Acquired In-Process Research and Development

The fair value of in-process research and development acquired in a business combination (acquired IPR&D) is determined by independent appraisal and based on the present value of each research project's projected cash flows, utilizing an income approach consistent with the AICPA Practice Aid, Assets Acquired in Business Combinations to be Used in Research and Development Activities: A Focus in Software, Electronic Devices and Pharmaceutical Industries. Future cash flows are predominately based on the net income forecast of each project consistent with historical pricing, margins and expense levels of similar products. Revenues are estimated based on relevant market size and growth factors, expected industry trends, individual project life cycles and the life of each research project's underlying patent. In determining the fair value of each research project, expected revenues are first adjusted for technical risk of completion. The resulting cash flows are then discounted at a rate approximating the Company's weighted average cost of capital.

  Impairment of Long-Lived Assets

The Company assesses the carrying value of its goodwill, identifiable intangible assets and long-lived assets at least annually and whenever events or changes in circumstances indicate that the carrying amount of the underlying asset may not be recoverable. Such circumstances may include a change in the Company's use of the underlying asset or underperformance relative to expected projected results. The Company assesses recoverability from future operations using undiscounted cash flows. Impairments are recorded for the amount by which the present value of future cash flows is less than the carrying value of these assets. The estimates of future cash flows, based on reasonable and supportable assumptions and projections, require management's judgement. Any changes in key assumptions about the Company's businesses and their prospects, or changes in market condition could result in an impairment charge.

  Equity Investments

The Company reviews its equity investments for impairment based on its determination of whether the decline in market value of the investment below the Company's carrying value is other than temporary. In making this determination, the Company considers Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, which sets forth factors to be evaluated in determining whether a loss in value should be recognized, including the Company's ability to hold its investment, the market price and market price fluctuations of the investment's publicly traded shares and inability of the investee to sustain an earnings capacity which would justify the carrying amount of the investment. The Company's investment in ImClone is subject to this accounting.

  Retirement Benefits

The Company's pension plans and postretirement benefit plans are accounted for using actuarial valuations required by SFAS No. 87, Employers' Accounting for Pensions, and SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. The Company considers accounting for retirement plans critical because management is required to make significant subjective judgments about a number of actuarial assumptions, including discount rates, salary growth, long-term return on plan assets, retirement, turnover, health care cost trends rates and mortality rates. Depending on the assumptions and estimates used, the pension and postretirement benefit expense could vary within a range of outcomes and have a material effect on reported earnings. In addition, the assumptions can materially affect accumulated benefit obligations and future cash funding. For a detailed discussion of the Company's retirement benefits, see —Retirement Benefits above, and Note 18, Retirement Plans, and Note 19, Postretirement Benefit Plans Other Than Pensions, to the restated consolidated financial statements.

  Restructuring

To downsize and streamline operations and rationalize manufacturing facilities, the Company has periodically recorded restructuring charges. As a result, the Company has made estimates and judgements regarding its future plans, including future termination benefits and other exit costs to be incurred when the restructuring actions take place. Actual results could vary from these estimates resulting in an adjustment to earnings.

  Contingencies

In the normal course of business, the Company is subject to contingencies, such as legal proceedings and claims arising out of its business, that cover a wide range of matters, including, among others, product liability, environmental liability and tax matters. In accordance with SFAS No. 5, Accounting for Contingencies, the Company records accruals for such contingencies when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. For a discussion of contingencies, reference is made to Note 9, Income Taxes, and Note 20, Litigation Matters, to the restated consolidated financial statements.

  Income Taxes

As of December 31, 2001, taxes were not provided on approximately $8.8 billion of undistributed earnings of foreign subsidiaries, as the Company has invested or will invest the undistributed earnings indefinitely. If in the future these earnings are repatriated to the United States, or if the Company determines such earnings will be remitted in the foreseeable future, additional tax provisions would likely be required. Due to complexities in the tax laws and the assumptions that would have to be made, it is not practicable to estimate the amounts of income taxes that would have to be provided.

The Company evaluates the need for a deferred tax asset valuation allowance by assessing whether it is more likely than not that it will realize its deferred tax assets in the future. The assessment of whether or not a valuation allowance is required often requires significant judgement including the forecast of future taxable income and the evaluation of tax planning initiatives. Adjustments to the deferred tax valuation allowance are made to earnings in the period when such assessment is made.

In addition, the Company has operations in tax jurisdictions located in most areas of the world and is subject to audit in these jurisdictions. Tax audits by their nature are often complex and can require several years to resolve. Accruals for tax contingencies require management to make estimates and judgements with respect to the ultimate outcome of a tax audit. Actual results could vary from these estimates.

Financial Position

Cash and cash equivalents, time deposits and marketable securities totaled $5.7 billion at December 31, 2001, compared with $3.4 billion at December 31, 2000. Approximately $3.0 billion of such cash, cash equivalents, time deposits and marketable securities was held by the Company's foreign subsidiaries. Repatriation of this cash to the U.S. may likely require additional tax provisions, which are not reflected in the restated consolidated financial statements. For a further discussion of this matter, see Critical Accounting Policies—Income Taxes above. Working capital as restated was $2.1 billion at December 31, 2001, compared with $3.1 billion at December 31, 2000, resulting from higher accrued liabilities due to the restructuring liabilities established in 2001 and an increase in deferred revenue on consignment inventory. Cash and cash equivalents, time deposits, marketable securities and the conversion of other working-capital items are expected to fund the near-term operations of the Company.

Cash and cash equivalents, time deposits and marketable securities at December 31, 2001, were denominated primarily in U.S. dollar instruments with near-term maturities. The average interest yield on cash and cash equivalents was 2.0% and 5.9% at December 31, 2001 and 2000, respectively, while interest yields on time deposits and marketable securities averaged 1.7% and 5.7%, respectively.

Short-term borrowings and long-term debt at December 31, 2001, are denominated primarily in U.S. dollars but also include Japanese yen long-term debt of $217 million. As a result of the restatement, the Company delayed filing its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 (third quarter 2002 Form 10-Q). As previously disclosed, this delay resulted in a breach by the Company of delivery of SEC filing obligations under the 1993 Indenture (Indenture) between the Company and JPMorgan Chase Bank (formerly The Chase Manhattan Bank), as trustee, under which the Company has approximately $6.1 billion of long-term debt outstanding, and certain other credit agreements, and gave certain rights to the trustee under the Indenture and the respective lenders under such credit agreements to accelerate maturity of the Company's indebtedness. Neither the trustees nor the respective lenders exercised their right to accelerate. The filing of the third quarter 2002 Form 10-Q, which is being made concurrently with the filing of this Form 10-K/A, has cured the noncompliance with the abovementioned obligations in the Indenture and these other credit agreements. Accordingly, the debt outstanding under the Indenture and these other credit agreements no longer can be accelerated and has not been classified as current on the Company's consolidated balance sheet.

In 2002, the Company's long-term credit ratings, from both Moody's and Standard and Poor's credit rating agencies were reduced from Aaa/AAA to Aa2 and AA, respectively. In December 2002, Moody's placed the Company's long-term and short-term debt ratings under review for possible downgrade. Since then, the Company has held discussions with Moody's and has provided additional information requested to facilitate their review. At this time, the Company's ratings remain under credit review with Moody's and no action has been taken.

Internally generated cash provided from operations on a restated basis was $5.4 billion in 2001, $4.6 billion in 2000 and $4.2 billion in 1999. Cash provided from operations continued to be the Company's primary source of funds to finance operating needs and expenditures for new plants and equipment. As part of the Company's ongoing commitment to improve plant efficiency and maintain superior research facilities, the Company has invested $2.3 billion in capital expansion over the past three years. Cash flow from operations also included product liability payments and pension contributions.

Cash provided from operations also was used over the past three years to pay dividends of $5.8 billion, to finance $5.3 billion of the Company's share repurchase program and to fund business acquisitions, including the purchase of patents and trademarks, at a cost of $595 million. The Company's share repurchase program authorizes the Company to purchase common stock from time to time in the open market or through private transactions as market conditions permit.

During 2001, the Company purchased 27 million shares of common stock at a cost of $1.6 billion, bringing the total shares acquired since the program's inception to 367 million shares. During the past three years, the Company has repurchased 89 million shares at a cost of $5.3 billion.

Employment levels of 46,000 at December 31, 2001 increased from prior-year levels of 44,000 as a result of the DuPont acquisition.

Cautionary Factors That May Affect Future Results

This annual report on Form 10-K/A (including documents incorporated by reference) and other written and oral statements the Company makes from time to time contain certain "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by the fact they use words such as "should", "expect", "anticipate", "estimate", "may", "will", "project", "guidance", "intend", "plan", "believe" and other words and terms of similar meaning and expression in connection with any discussion of future operating or financial performance. One can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Such forward-looking statements are based on current expectations and involve inherent risks and uncertainties, including factors that could delay, divert or change any of them, and could cause actual outcomes to differ materially from current expectations. These statements are likely to relate to, among other things, the Company's goals, plans and projections regarding its financial position, results of operations, market position, product development, product approvals, sales efforts, expenses, performance or results of current and anticipated products and the outcome of contingencies such as legal proceedings, and financial results which are based on current expectations that involve inherent risks and uncertainties, including factors that could delay, divert or change any of them in the next several years.

Although it is not possible to predict or identify all factors, they may include the following:

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
  •
  Competitive factors, such as (i) new products developed by competitors that have lower prices or superior performance features or that are otherwise competitive with Bristol-Myers Squibb's current products; (ii) generic competition as the Company's products mature and patents expire on products; (iii) technological advances and patents attained by competitors; (iv) problems with licensors, suppliers and distributors; and (v) business combinations among the Company's competitors or major customers.
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
  •
  Legal difficulties, any of which can preclude or delay commercialization of products or adversely affect profitability, including (i) intellectual property disputes; (ii) adverse decisions in litigation, including product liability and commercial cases; (iii) the inability to obtain adequate insurance with respect to this type of liability; (iv) recalls of pharmaceutical products or forced closings of manufacturing plants; (v) government investigations; (vi) claims asserting violations of securities, antitrust and other laws; (vii) environmental matters; and (viii) tax liabilities.

  •
  Increasing pricing pressures worldwide, including rules and practices of managed care groups and institutional and governmental purchasers, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical reimbursement and pricing in general.
  •
  Fluctuations in buying patterns and inventory levels of major distributors, retail chains and other trade buyers which may result from seasonality, pricing, wholesaler buying decisions (including the effect of incentives offered), the Company's wholesaler inventory management policies (including the workdown of wholesaler inventory levels) or other factors.
  •
  Greater than expected costs and other difficulties including unanticipated effects and difficulties of acquisitions, dispositions and other events, including obtaining regulatory approvals occurring in connection with evolving business strategies, legal defense costs, insurance expense, settlement costs and the risk of an adverse decision related to litigation.
  •
  Changes to advertising and promotional spending and other categories of spending that may affect sales.
  •
  Changes in the Company's structure resulting from acquisitions, divestitures, mergers, restructurings or other strategic initiatives.
  •
  Economic factors over which the Company has no control such as changes of business and economic conditions including, but not limited to, changes in interest rates and fluctuation of foreign currency exchange rates.
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

Although the Company believes it has been prudent in its plans and assumptions, no assurance can be given that any goal or plan set forth in forward-looking statements can be achieved and readers are cautioned not to place undue reliance on such statements, which speak only as of the date made. The Company undertakes no obligation to release publicly any revisions to forward-looking statements as a result of new information, future events or otherwise.

Item 8.    RESTATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The restated consolidated financial statements and supplementary data, including the notes to the restated consolidated financial statements, set forth in this Item 8 have been revised to reflect the restatement, the Company's business segment reorganization that became effective in the first quarter of 2002 and certain events occurring subsequent to the filing of the original Form 10-K.

BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED STATEMENT OF EARNINGS
(dollars in millions, except per share data)

EARNINGS	Restated 2001	Restated 2000	Restated 1999
Net Sales	$18,139	$17,695	$16,502

Cost of products sold	5,454	4,729	4,458
Marketing, selling and administrative	3,909	3,863	3,789
Advertising and product promotion	1,433	1,672	1,549
Research and development	2,183	1,878	1,705
Acquired in-process research and development	2,772	38	193
Provision for restructuring and other items	583	443	—
Gain on sales of businesses/product lines	(475)	(216)	(50)
Other (income)/expense, net	62	41	68

	15,921	12,448	11,712

Earnings from Continuing Operations Before Minority Interest and Income Taxes	2,218	5,247	4,790
Provision for income taxes	73	1,320	1,318
Minority interest, net of taxes(1)	102	97	49

Earnings from Continuing Operations	2,043	3,830	3,423

Discontinued Operations:
Net earnings	226	375	378
Net gain on disposal	2,565	266	—

	2,791	641	378

Net Earnings	$4,834	$4,471	$3,801

Earnings per Common Share
Basic
Earnings from Continuing Operations	$1.05	$1.95	$1.73
Discontinued Operations:
Net earnings	.12	.19	.19
Net gain on disposal	1.32	.14	—

	1.44	.33	.19

Net Earnings	$2.49	$2.28	$1.92

Diluted
Earnings from Continuing Operations	$1.04	$1.92	$1.69
Discontinued Operations:
Net earnings	.11	.19	.19
Net gain on disposal	1.31	.13	—

	1.42	.32	.19

Net Earnings	$2.46	$2.24	$1.88

Average Common Shares Outstanding
Basic	1,940	1,965	1,984
Diluted	1,965	1,997	2,027
Dividends declared per Common Share	$1.11	$1.01	$.89

(1)
Includes minority interest expense and income from unconsolidated affiliates.

The accompanying notes are an integral part of these financial statements.

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED STATEMENT OF COMPREHENSIVE

INCOME AND RETAINED EARNINGS

(dollars in millions)

	2001 Restated	2000 Restated	1999 Restated
COMPREHENSIVE INCOME
Net Earnings	$4,834	$4,471	$3,801

Other Comprehensive Income:
Foreign currency translation, net of tax benefit of $25 in 2001, and taxes of $5 for the twelve months ended December 31, 2001 and 2000; and tax benefit of $18 in 1999	48	(287)	(194)
Deferred losses on derivatives qualifying as hedges, net of tax benefit of $37 in 2001	(62)	—	—

Total Other Comprehensive Loss	(14)	(287)	(194)

Comprehensive Income	$4,820	$4,184	$3,607

RETAINED EARNINGS
Retained Earnings, January 1	$16,422	$13,932	$11,895
Net earnings	4,834	4,471	3,801

	21,256	18,403	15,696
Cash dividends declared	(2,142)	(1,981)	(1,764)
Zimmer Common Stock dividend	(156)	—	—

Retained Earnings, December 31	$18,958	$16,422	$13,932

The accompanying notes are an integral part of these financial statements.

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED BALANCE SHEET

(dollars in millions)

	December 31,
	Restated 2001	Restated 2000
ASSETS
Current Assets:
Cash and cash equivalents	$5,500	$3,182
Time deposits and marketable securities	154	203
Receivables, net of allowances of $122 and $154	3,992	3,682
Inventories, including consignment inventory	1,699	1,930
Prepaid expenses	1,904	1,245

Total Current Assets	13,249	10,242
Property, plant and equipment, net	4,887	4,509
Goodwill	5,119	1,409
Intangible assets, net	2,084	196
Other assets	2,473	1,400

Total Assets	$27,812	$17,756

LIABILITIES
Current Liabilities:
Short-term borrowings	$174	$162
Deferred revenue on consigned inventory	2,026	908
Accounts payable	1,478	1,668
Dividends payable	542	537
Accrued expenses	3,176	2,332
Accrued rebates and returns	888	794
U.S. and foreign income taxes payable	2,825	701

Total Current Liabilities	11,109	7,102
Other liabilities	1,391	1,430
Long-term debt	6,237	1,336

Total Liabilities	18,737	9,868

Commitments and contingencies
STOCKHOLDERS' EQUITY
Preferred stock, $2 convertible series: Authorized 10 million shares; issued and outstanding 8,914 in 2001 and 9,864 in 2000, liquidation value of $50 per share	—	—
Common stock, par value of $0.10 per share: Authorized 4.5 billion shares; issued 2,200,010,476 issued in 2001 and 2,197,900,835 in 2000	220	220
Capital in excess of par value of stock	2,403	2,069
Other accumulated comprehensive loss	(1,117)	(1,103)
Retained earnings	18,958	16,422

	20,464	17,608
Less cost of treasury stock—264,389,570 common shares in 2001 and 244,365,726 in 2000	11,389	9,720

Total Stockholders' Equity	9,075	7,888

Total Liabilities and Stockholders' Equity	$27,812	$17,756

The accompanying notes are an integral part of these financial statements.

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS

(dollars in millions)

	Year Ended December 31,
	Restated 2001	Restated 2000	Restated 1999
Cash Flows From Operating Activities:
Net earnings	$4,834	$4,471	$3,801
Depreciation	481	461	438
Amortization	247	224	185
Acquired in-process research and development	2,772	38	193
Provision for restructuring and other items	715	517	—
Gain on sales of businesses/product lines (including discontinued operations)	(4,750)	(660)	(50)
Other operating items	20	10	(79)
Receivables	(381)	(507)	(183)
Inventories	(120)	30	(371)
Deferred revenue on consigned inventory	1,118	491	417
Accounts payable and accrued expenses	(131)	317	270
Income taxes	618	(157)	396
Product liability	(176)	(173)	(726)
Insurance recoverable	174	100	59
Pension contribution	(300)	(267)	(46)
Other assets and liabilities	281	(243)	(80)

Net Cash Provided by Operating Activities	5,402	4,652	4,224
Cash Flows From Investing Activities:
Proceeds from sales of time deposits and marketable securities	1,412	45	51
Purchases of time deposits and marketable securities	(1,375)	(10)	(4)
Additions to property, plant and equipment	(1,023)	(589)	(709)
Proceeds from sales of businesses/product lines	537	848	134
Proceeds from sale of Clairol	4,965	—	—
Acquisition of DuPont	(7,774)	—	—
Investment in ImClone	(1,207)	—	—
Other business acquisitions (including purchase of trademarks/patents)	(133)	(196)	(266)
Other, net	(266)	(82)	35

Net Cash (Used in) Provided by Investing Activities	(4,864)	16	(759)

Cash Flows From Financing Activities:
Short-term borrowings	392	(247)	(26)
Long-term debt borrowings	4,854	17	2
Long-term debt repayments	(3)	(11)	(56)
Issuances of common stock under stock plans	251	352	254
Purchases of treasury stock	(1,589)	(2,338)	(1,419)
Dividends paid	(2,137)	(1,930)	(1,707)

Net Cash Provided by (Used in) Financing Activities	1,768	(4,157)	(2,952)

Effect of Exchange Rates on Cash	12	(49)	(37)

Increase in Cash and Cash Equivalents	2,318	462	476
Cash and Cash Equivalents at Beginning of Year	3,182	2,720	2,244

Cash and Cash Equivalents at End of Year	$5,500	$3,182	$2,720

The accompanying notes are an integral part of these financial statements.

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS

Throughout these notes to the restated consolidated financial statements, all referenced amounts reflect the balances and amounts on a restated basis. All intercompany balances and transactions have been eliminated.

Note 1    ACCOUNTING POLICIES

Basis of Consolidation—The consolidated financial statements include the accounts of Bristol-Myers Squibb Company and all of its majority owned subsidiaries.

Use of Estimates—The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant assumptions are employed in estimates used in determining values of intangible assets, restructuring charges and accruals, sales rebate and return accruals, legal contingencies and tax assets and tax liabilities, as well as in estimates used in applying the revenue recognition policy and accounting for retirement and postretirement benefits (including the actuarial assumptions). Actual results could differ from estimated results.

Revenue Recognition—The Company recognizes revenue for sales upon shipment of product to its customers, except in the case of certain transactions with its U.S. pharmaceuticals wholesalers which are accounted for using the consignment model. Under GAAP, revenue is recognized when substantially all the risks and rewards of ownership have transferred. In the case of sales made to wholesalers (1) as a result of incentives, (2) in excess of the wholesaler's ordinary course of business inventory level, (3) at a time when there was an understanding, agreement, course of dealing or consistent business practice that the Company would extend incentives based on levels of excess inventory in connection with future purchases and (4) at a time when such incentives would cover substantially all, and vary directly with, the wholesaler's cost of carrying inventory in excess of the wholesaler's ordinary course of business inventory level, substantially all the risks and rewards of ownership do not transfer upon shipment and, accordingly, such sales should be accounted for using the consignment model. The determination of when, if at all, sales to a wholesaler meet the foregoing criteria involves evaluation of a variety of factors and a number of complex judgments. Under the consignment model, the Company does not recognize revenue upon shipment of product. Rather, upon shipment of product the Company invoices the wholesaler, records deferred revenue at gross invoice sales price and classifies the inventory held by the wholesalers as consignment inventory at the Company's cost of such inventory. The Company recognizes revenue when the consignment inventory is no longer subject to incentive arrangements but not later than when such inventory is sold through to the wholesalers' customers, on a first-in first-out (FIFO) basis.

Revenues are reduced at the time of sale to reflect expected returns that are estimated based on historical experience. Additionally, provision is made at the time of sale for all discounts, rebates and estimated sales allowances based on historical experience updated for changes in facts and circumstances, as appropriate. Such provision is recorded as a reduction of revenue.

Sales Rebate and Return Accruals—Medicaid and managed healthcare sales rebate and sales returns accruals are established in the same period the related revenue is recognized resulting in a reduction to sales and the establishment of a liability, which is included in accrued liabilities. An accrual is recorded based on an estimate of the proportion of recorded revenue that will result in a rebate. Prime vendor charge-backs, established in a similar manner, are recorded as a reduction in accounts receivable.

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

Capital Assets and Depreciation—Expenditures for additions, renewals and improvements are capitalized at cost. Depreciation is generally computed on a straight-line method based on the estimated useful lives of the related assets. The estimated useful lives of the major classes of depreciable assets are 50 years for buildings and 3 to 40 years for machinery, equipment and fixtures. The Company periodically evaluates whether current events or circumstances indicate that the carrying value of its depreciable assets may not be recoverable. An estimate of undiscounted future cash flows produced by the asset, or the appropriate group of assets, is compared with the carrying value to determine whether impairment exists.

Capitalized Software—Certain costs to obtain internal use software for significant systems projects are capitalized and amortized over the estimated useful life of the software, which ranges from four to ten years. Costs to obtain software for projects that are not significant are expensed as incurred.

Investments—The Company consolidates all majority (more than 50%) owned subsidiaries. The Company accounts for 50% or less owned companies over which it has the ability to exercise significant influence using the equity method of accounting. The Company's share of net income or losses of equity investments is included in minority interest expense in the consolidated statement of earnings. The Company periodically reviews these equity investments for impairment and adjusts these investments to their fair value when a decline in market value is deemed to be other than temporary.

Long-term investments in securities, which comprises marketable equity securities and other securities and investments for which market values are not readily available, are included in other assets. Marketable equity securities are classified as available-for-sale and reported at fair value. Fair value is based on quoted market prices as of the end of the reporting period. Unrealized gains and losses are reported, net of their related tax effects, as a component of accumulated other comprehensive income (loss) in stockholders' equity until sold. At the time of sale, any gains or losses calculated by the specific identification method are recognized in other (income)/expense. Losses are also recognized in income when a decline in market value is deemed to be other than temporary. Other securities and investments for which market values are not readily available are carried at cost.

Acquisitions—The Company adopted SFAS No. 141, Business Combinations, in 2001. This statement requires that companies use the purchase method of accounting for all business combinations initiated after June 30, 2001.

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

The goodwill arising from business acquisitions prior to July 1, 2001 was amortized on a straight-line basis over periods ranging from 15 to 40 years. This goodwill will not be amortized after December 31, 2001. Beginning on January 1, 2002, goodwill amortization expense will no longer be recorded. In 2001, goodwill amortization expense was $75 million.

Intangible Assets—Intangible assets, consisting of patents, technology and licenses, are amortized on a straight-line basis over periods ranging from 3 to 17 years, representing the remaining life of the assets. Accumulated amortization on intangible assets was $426 million at December 31, 2001 and $325 million at December 31, 2000. Amortization expense on intangible assets was $116 million, $80 million and $46 million in 2001, 2000 and 1999, respectively.

Intangible assets are periodically reviewed for impairment based on an assessment of future operations (including cash flows). Any asset identified as impaired is written down to its fair market value.

Acquired In-Process Research and Development—The fair value of in-process research and development acquired in a business combination is determined by independent appraisal and based on the present value of each research project's projected cash flows, utilizing an income approach consistent with the AICPA Practice Aid, Assets Acquired in Business Combinations to be Used in Research and Development Activities: A Focus in Software, Electronic Devices and Pharmaceutical Industries. Future cash flows are predominately based on the net income forecast of each project consistent with historical pricing, margins and expense levels of similar products. Revenues are estimated based on relevant market size and growth factors, expected industry trends, individual project life cycles and the life of each research project's underlying patent. In determining the fair value of each research project, expected revenues are first adjusted for technical risk of completion. The resulting cash flows are then discounted at a rate approximating the Company's weighted average cost of capital, 13% in 2001. Other acquired in-process research and development is expensed as incurred when the underlying product has not received regulatory approval and does not have any future alternative use. In addition, costs that are nonrefundable, related to the acquisition or licensing of products that have not yet received regulatory approval to be marketed and that have no alternative future use are charged to earnings as incurred.

Income Taxes—The provision for income taxes has been determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax bases of the Company's assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted.

Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. The Company does not record a provision for income taxes on undistributed earnings of foreign subsidiaries which it does not expect to repatriate in the foreseeable future.

Product Liability—Accruals for product liability are recorded, on an undiscounted basis, when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on existing information. These accruals are adjusted periodically as assessment efforts progress or as additional information becomes available.

Receivables for related insurance or other third-party recoveries for product liabilities are recorded, on an undiscounted basis, when it is probable that a recovery will be realized. Insurance recoverable recorded on the balance sheet has, in general, payment terms of two years or less. Amounts recognized, not in excess of related liabilities, as of December 31, 2001 and 2000 were $158 million and $106 million, respectively.

Derivative Financial Instruments—Derivative financial instruments are used by the Company principally in the management of its interest rate and foreign currency exposures. The Company does not hold or issue derivative financial instruments for trading purposes.

The Company records all derivative instruments on the balance sheet at fair value. Changes in a derivative's fair value are recognized in earnings unless specific hedge criteria are met. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized as a charge or credit to earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (loss) and are recognized in the consolidated statement of earnings when the hedged item affects earnings and the cash flows are classified consistent with the underlying hedged item. For purchased foreign currency options the entire change in fair value is included in the measurement of hedge effectiveness for cash flow hedges. Ineffective portions of changes in the fair value of cash flow hedges are recognized as a charge or credit to earnings.

The Company designates and assigns derivatives as hedges of forecasted transactions, specific assets or specific liabilities. When hedged assets or liabilities are sold or extinguished or the forecasted transactions being hedged are no longer expected to occur, the Company recognizes the gain or loss on the designated hedging financial instruments.

Shipping and Handling Costs—The Company typically does not charge customers for shipping and handling costs. Shipping and handling costs are included in marketing, selling and administrative expenses and for 2001, 2000 and 1999 were $266 million, $268 million and $271 million, respectively.

Advertising Costs—Advertising costs are expensed as incurred. Advertising expense was $406 million, $490 million and $519 million in 2001, 2000 and 1999, respectively.

Stock-Based Compensation—The Company applies Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock-based compensation plans. The Company does not recognize compensation expense for stock options granted under the plans as the exercise price of the option on the date of grant is equal to the fair market value as of that date. For grants of restricted stock, the Company recognizes compensation expense on a straight-line basis over the period that the restrictions expire.

Earnings Per Share—Basic earnings per common share are computed using the weighted-average number of shares outstanding during the year. Diluted earnings per common share are computed using the weighted-average number of shares outstanding during the year plus the incremental shares outstanding assuming the exercise of dilutive stock options.

Note 2    RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company experienced a substantial buildup of wholesaler inventories in its U.S. pharmaceuticals business over several years, primarily in 2000 and 2001. This buildup was primarily due to sales incentives offered by the Company to its wholesalers. These incentives were generally offered towards the end of a quarter in order to incentivize wholesalers to purchase products in an amount sufficient to meet the Company's quarterly sales projections established by the Company's senior management. In April 2002, the Company disclosed this substantial buildup, and developed and subsequently undertook a plan to work down in an orderly fashion these wholesaler inventory levels.

In late October 2002, based on further review and consideration of the previously disclosed buildup of wholesaler inventories in the Company's U.S. pharmaceuticals business and the incentives offered to certain wholesalers, and on advice from the Company's independent auditors, PricewaterhouseCoopers LLP, the Company determined that it was required to restate its sales and earnings to correct errors in timing of revenue recognition for certain sales to certain U.S. pharmaceuticals wholesalers. Since that time, the Company has undertaken an analysis of its transactions and incentive practices with U.S. pharmaceuticals wholesalers. The Company has now determined that certain incentivized transactions with certain wholesalers should be accounted for under the consignment model rather than recognizing revenue for such transactions upon shipment. This determination involved evaluation of a variety of criteria and a number of complex accounting judgments. As a result of its analysis, the Company determined that certain of its sales to two of the largest wholesalers for the U.S. pharmaceuticals business should be accounted for under the consignment model, based in part on the relationship between the amount of incentives offered to these wholesalers and the amount of inventory held by these wholesalers.

Following its determination to restate its sales and earnings for the matters described above, the Company also determined that it would correct certain of its historical accounting policies to conform the accounting to GAAP and certain known errors made in the application of GAAP that were previously not recorded because in each such case the Company believed the amount of any such error was not material to the Company's consolidated financial statements. In addition, as part of the restatement process, the Company investigated its accounting practices in certain areas that involve significant judgments and determined to restate additional items with respect to which the Company concluded errors were made in the application of GAAP, including certain revisions of inappropriate accounting.

Senior management set aggressive targets for each of the Company's businesses. The errors and inappropriate accounting which are corrected by the restatement arose, at least in part, from a period of unrealistic expectations for, and consequent over-estimation of the anticipated performance of, certain of the Company's products and programs.

As a result of the foregoing, the Company has restated its financial statements for the three years ended December 31, 2001, including the corresponding 2001 and 2000 interim periods, and the quarterly periods ended March 31, 2002 and June 30, 2002. The restatement affects periods prior to 1999. The impact of the restatement on such prior periods is reflected as an adjustment to opening retained earnings as of January 1, 1999.

In connection with their audits of the restatement of previously issued financial statements and the Company's consolidated financial statements for the year ended December 31, 2002, the Company's independent auditors, PricewaterhouseCoopers LLP, have identified and communicated to the Company and the Audit Committee two "material weaknesses" (as defined under standards established by the American Institute of Certified Public Accountants) relating to the Company's accounting and public financial reporting of significant matters and to its initial recording and management review and oversight of certain accounting matters.

In the last year, the Company searched for and hired a new chief financial officer from outside the Company, restaffed the controller position, created a position of chief compliance officer and changed leadership at the Pharmaceuticals group.

In response to the wholesaler inventory buildup and the other matters identified as restatement adjustments, under the direction of the Audit Committee, in the last year, senior management has directed that the Company dedicate resources and take steps to strengthen control processes and procedures in order to identify and rectify past accounting errors and prevent a recurrence of the circumstances that resulted in the need to restate prior period financial statements. The Company also revised its budgeting process to emphasize a bottom-up approach in contrast to a top-down approach. The Company has implemented a review and certification process of its annual and quarterly reports under the Securities Exchange Act of 1934, as amended, as well as processes designed to enhance the monitoring of wholesaler inventories. In addition, the Company is in the process of expanding its business risks and disclosure group, which includes senior management, including the chief executive officer and the chief financial officer, and is taking a number of additional steps designed to create a more open environment for communications and flow of information throughout the Company. The Company continues to identify and implement actions to improve the effectiveness of its disclosure controls and procedures and internal controls, including plans to enhance its resources and training with respect to financial reporting and disclosure responsibilities, and to review such actions with its Audit Committee and independent auditors.

Set forth below are the restatement adjustments included in the restatement of the previously issued financial statements, each of which is an "error" within the meaning of Accounting Principles Board Opinion No. 20, Accounting Changes.

Revenue Recognition Restatement Adjustments

Consignment Sales

Historically, the Company recognized revenue for sales upon shipment of product to its customers. Under GAAP, revenue is recognized when substantially all the risks and rewards of ownership have transferred. In the case of sales made to wholesalers (1) as a result of incentives, (2) in excess of the wholesaler's ordinary course of business inventory level, (3) at a time when there was an understanding, agreement, course of dealing or consistent business practice that the Company would extend incentives based on levels of excess inventory in connection with future purchases and (4) at a time when such incentives would cover substantially all, and vary directly with, the wholesaler's cost of carrying inventory in excess of the wholesaler's ordinary course of business inventory level, substantially all the risks and rewards of ownership do not transfer upon shipment and, accordingly, such sales should be accounted for using the consignment model. The above analysis is based on Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements, Topic 13A, Question 2, and the SEC Observer's comment in EITF Issue No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products, (now codified in EITF Issue No. 01-9), Example 14-Payment of Reseller Financing Costs. The determination of when, if at all, sales to a wholesaler meet the foregoing criteria involves evaluation of a variety of factors and a number of complex judgments.

Under the consignment model, the Company does not recognize revenue upon shipment of product. Rather, upon shipment of product the Company invoices the wholesaler, records deferred revenue at gross invoice sales price and classifies the inventory held by the wholesalers as consignment inventory at the Company's cost of such inventory. The Company recognizes revenue (net of discounts, rebates, estimated sales allowances and accruals for returns) when the consignment inventory is no longer subject to incentive arrangements but not later than when such inventory is sold through to the wholesalers' customers, on a first-in first-out (FIFO) basis.

The Company has restated its previously issued financial statements to correct the timing of revenue recognition for certain previously recognized U.S. pharmaceuticals sales to Cardinal and McKesson, two of the largest wholesalers for the Company's U.S. pharmaceuticals business, that, based on the application of the criteria described above, were recorded in error at the time of shipment and should have been accounted for using the consignment model. The Company has determined that shipments of product to Cardinal and shipments of product to McKesson met the consignment model criteria set forth above as of July 1, 1999 and July 1, 2000, respectively, and, in each case, continuing through the end of 2001 and for some period thereafter. Accordingly, the consignment model was required to be applied to such shipments. Prior to those respective periods, the Company recognized revenue with respect to sales to Cardinal and McKesson upon shipment of product. Although the Company generally views approximately one month of supply as a desirable level of wholesaler inventory on a going-forward basis and as a level of wholesaler inventory representative of an industry average, in applying the consignment model to sales to Cardinal and McKesson, the Company defined inventory in excess of the wholesaler's ordinary course of business inventory level as inventory above two weeks and three weeks of supply, respectively, based on the levels of inventory that Cardinal and McKesson required to be used as the basis for negotiation of incentives granted.

As a result of this restatement adjustment, net sales were reduced by $1,015 million, $475 million and $409 million in 2001, 2000 and 1999, respectively. The corresponding reduction in earnings from continuing operations before minority interest and income taxes was $789 million, $399 million and $322 million, respectively.

Separately from the above discussion, in March 2001, the Company entered into a distribution agreement with McKesson for provision of warehousing and order fulfillment services for the Company's Oncology Therapeutics Network (OTN), a specialty distributor of anti-cancer medicines and related products. Under the terms of the agreement, McKesson purchases oncology products to service OTN's fulfillment needs from a number of vendors, including the Company. Subsequent to shipment of product to McKesson, the Company has a significant continuing involvement in the transaction, including marketing the product to the end-user, invoicing the customer and collecting receivables from the customer on behalf of McKesson. In addition, OTN keeps all the credit risk and is responsible for shipping costs to the customer. Prior to the restatement, the Company recorded in error sales under this agreement upon shipment of product to McKesson. The Company has restated its previously issued financial statements to account for these sales using the consignment model and to defer recognition of revenue until the products are sold by McKesson. The resulting reduction in net sales and earnings from continuing operations before minority interest and income taxes was $81 million and $77 million, respectively, for the year ended December 31, 2001.

Sales Returns

Historically, the Company recorded returns based on actual product returns during the period. Although such accounting policy was not in accordance with GAAP and, accordingly, was an error, the Company believed that the amount of such error was not material, as over time the level of returns has been consistently low on an absolute dollar basis and the Company's practice has historically approximated the accrual method of accounting in all material respects. As part of the restatement, the Company adopted the accrual method of accounting for returns to conform to GAAP. This restatement adjustment reduced opening retained earnings as of January 1, 1999 by $68 million to give effect to amounts affecting periods prior to 1999 and reduced net sales and earnings from continuing operations before minority interest and income taxes for the years ended December 31, 2001, 2000 and 1999 by $28 million, $47 million and $5 million, respectively.

Sales Rebate Accrual

The Company restated its Medicaid and prime vendor rebate liabilities for its U.S. pharmaceuticals business to correct an error in the determination of the accrual. An important component of determining the required accrual is an estimate of the amount of inventory at the wholesalers which has not sold through and upon which the Company expects to pay a rebate. As the Company experienced a substantial buildup of wholesaler inventories in its U.S. pharmaceuticals business over several years, primarily in 2000 and 2001, the accrual did not fully reflect the growth of such inventory levels. In the first quarter of 2002, the Company determined that the estimated Medicaid and prime vendor sales rebate accrual balance for its U.S. pharmaceuticals business was understated and recorded a one-time adjustment to its accrual that resulted in a decrease in sales and earnings of approximately $290 million and $262 million, respectively. As part of the restatement, the Company correctly considered inventory at the wholesalers and reversed the previously recorded first quarter of 2002 one-time adjustment. The restatement is also attributable in part to the impact of the consignment sales adjustment, as the deferral of certain previously recognized sales resulted in a deferral of recording of the related rebates.

The Company also recorded a restatement adjustment to correct an error in its methodology for establishing managed healthcare sales rebate accruals to accrue an estimate for rebates at the time of sale, rather than ratably over the period during which the managed health care entities perform their obligations under the agreements providing for rebates. As with Medicaid and prime vendor rebates discussed above, the estimated amount of inventory at the wholesalers which has not sold through and upon which the Company expects to pay a rebate is an important component of determining the required accrual. Previously, the impact of the excess inventory held by wholesalers erroneously was not considered in the determination of the accrual.

The restatement adjustments for Medicaid, prime vendor and managed care rebates reduced opening retained earnings as of January 1, 1999 by $59 million to give effect to amounts affecting periods prior to 1999, reduced net sales and earnings from continuing operations before minority interest and income taxes for the year ended December 31, 2001 by $86 million, increased net sales for the year ended December 31, 2000 by $1 million, and increased net sales and earnings from continuing operations before minority interest and income taxes for the year ended December 31, 1999 by $38 million and $37 million, respectively.

Other Restatement Adjustments

Capitalized Research and Development Payments

Prior to the Company's investment in ImClone in the fourth quarter of 2001, the Company's accounting policy for payments related to the acquisition or license of patent rights was to capitalize such payments regardless of whether the underlying asset had received marketing approval from the FDA or other regulatory agencies. The Company's prior accounting policy was based on the principle that payments made to acquire or license products should be capitalized and amortized over the period that the Company expected it would benefit from the revenue stream associated with the underlying product or over the research and development term, depending on the arrangement. These capitalized payments were subsequently amortized to earnings using a straight-line method over the term of the agreement or expected life of the underlying product. This policy was not in accordance with GAAP and, accordingly, was an error. GAAP requires that incurred costs related to the acquisition or licensing of products that have not yet received regulatory approval to be marketed, and that have no alternative future use, be charged to earnings. As part of the restatement, the Company corrected its accounting policy for payments related to the acquisition or license of patent rights to conform to GAAP. As a result, opening retained earnings were reduced as of January 1, 1999 by $46 million to give effect to amounts affecting periods prior to 1999, earnings from continuing operations before minority interest and income taxes for the years ended December 31, 2001 and 2000 were increased by $25 million and $24 million, respectively, and earnings from continuing operations before minority interest and income taxes for the year ended December 31, 1999 were reduced by $139 million.

Irbesartan Transaction

In the fourth quarter of 2001, the Company and Sanofi-Synthelabo (Sanofi) modified their existing codevelopment arrangement for Irbesartan (AVAPRO*) to form an alliance to which the Company contributed the Irbesartan intellectual property and in which the Company owns a 50.1% interest and Sanofi owns a 49.9% interest, with profits being shared in proportion to their ownership interest. Sanofi agreed to pay the Company $200 million and $150 million in the fourth quarters of 2001 and 2002, respectively. The Company accounts for this transaction as a sale of an interest in a license and defers and amortizes the $350 million payment into income over the expected useful life of the license. The Company's previous accounting was based on a determination that the useful life of the license was through 2003 due to the anticipated FDA approval of a competing product. The Company has reviewed the accounting for this transaction and has determined that the previous amortization based on the anticipated approval of a competing product was not in accordance with GAAP and, accordingly, was an error because the approval of the competing product had not been received. As part of the restatement, the Company corrected this error and is now amortizing the $350 million payment over the remaining patent life, which is approximately eleven years. Consequently, earnings from continuing operations before minority interest and income taxes for the year ended December 31, 2001 were reduced by $30 million.

Acquisition Liabilities

The Company recorded certain liabilities for contingencies identified at the date of acquisition in connection with acquisitions during the period 1997 through 2001. In subsequent periods, substantial portions of these liabilities were determined to be in excess and reversed into other income, except for amounts related to the DuPont acquisition, which were reversed to goodwill. Based on its investigation of accounting practices in certain areas that involve significant judgments, the Company has determined that certain portions of these liabilities were established inappropriately, as there does not appear to have been any related quantifiable or specific category of liability supporting the establishment of such portions of these liabilities and that such amounts were ultimately inappropriately reversed. In the restatement, the Company adjusted goodwill and the liabilities at the dates of acquisition and reversed the amounts inappropriately recognized in other income in subsequent periods.

In addition, the Company recorded in error $67 million of acquisition costs in paid-in capital in connection with its 1998 acquisition of Redmond Products, Inc., a leading U.S. hair care manufacturer, that was accounted for using the pooling-of-interests accounting method. The Company has determined that classification of these costs in paid-in capital was in error. Of this amount, $42 million was charged to other expense in 1998, resulting in a decrease to opening retained earnings as of January 1, 1999. Based on its investigation of accounting practices in certain areas that involve significant judgments, the Company has determined that the remaining $25 million was established inappropriately, as there does not appear to have been any related quantifiable or specific category of liability supporting the establishment of such amount, and the $25 million was restated as described above.

The following table presents the amounts of pre-tax acquisition reserves inappropriately established and reversed into income by year:

	Reserves Inappropriately Established	Amounts Inappropriately Reversed
	(dollars in millions)
Pre-1999	$63	$25
1999	7	37
2001	—	7
2002	—	1

Totals	$70	$70

The aggregate effect of the restatement of these transactions decreased opening retained earnings as of January 1, 1999 by approximately $36 million to give effect to amounts affecting prior periods. In addition, the adjustment for the Redmond acquisition described above increased the additional paid-in capital component of stockholders' equity by $67 million. These adjustments also decreased goodwill by $36 million and decreased earnings from continuing operations before minority interest and income taxes by $7 million and $37 million for the years ended December 31, 2001 and 1999, respectively.

Divestiture Liabilities

In connection with divestiture transactions consummated during the period 1997 through 2001, the Company recorded certain liabilities for contingencies identified at the date of divestiture. In subsequent periods, substantial portions of these liabilities were determined to be in excess and reversed into other income. Based on its investigation of its accounting practices in certain areas that involve significant judgments, the Company has now determined that certain portions of these liabilities were established inappropriately, as there does not appear to have been any quantifiable or specific category of liability supporting the establishment of such portions of these liabilities and such amounts were ultimately inappropriately reversed. Accordingly, the Company eliminated the amounts inappropriately recognized in other income in subsequent periods and increased the gain on sale in the periods of the related divestiture by an equal amount. In addition, the Company has determined that certain liabilities were inappropriately established as a reduction of equity in connection with the spin-off of Zimmer in 2001. Accordingly, the Company has reversed the establishment of these liabilities.

The following table presents the amounts of pre-tax divestiture reserves inappropriately established and reversed into income by year:

	Reserves Inappropriately Established	Amounts Inappropriately Reversed
	(dollars in millions)
Pre-1999	$110	$65
1999	50	40
2000	104	66
2001	269	157
2002	—	205	(2)

Totals(1)	$533	$533

  (1)
  Includes reserves inappropriately established and inappropriately reversed of $235 million and $168 million, respectively, related to discontinued operations.
  (2)
  Represents amounts inappropriately reversed in 2002 together with amounts corrected by the restatement.

These restatement adjustments increased opening retained earnings as of January 1, 1999 by $28 million to give effect to amounts affecting periods prior to 1999, decreased earnings from continuing operations before minority interest and income taxes by $56 million and $4 million for the years ended December 31, 2001 and 2000, respectively, and increased earnings from continuing operations before minority interest and income taxes by $10 million for the year ended December 31, 1999. In addition, the net gain on sale of discontinued operations increased by $73 million and $26 million for the years ended December 31, 2001 and 2000, respectively. The Zimmer spin-off dividend in 2001 was decreased by $47 million, with a corresponding decrease to accrued liabilities.

Restructuring and Other Items

During the period 1997 through 2001, the Company recorded restructuring and asset write-down charges in connection with the decision to exit certain activities and to streamline operations. Based on its investigation of its accounting practices in certain areas that involve significant judgments, the Company has now determined that certain charges were established in error, including some that were inappropriately established or classified as "provision for restructuring and other items" in the statement of earnings.

As part of the restatement, with respect to 2001, the Company reversed $93 million, of which $22 million was recorded as restructuring expenses for liabilities that were established in error, $65 million related to liabilities that were inappropriately established for asset write-downs and restructuring expenses, primarily for manufacturing facility closures to which management had not yet committed, and $6 million of expenses related to discontinued operations erroneously recorded as restructuring expenses. These charges were partially offset by $12 million of other items that were inappropriately charged to the restructuring liability. In 2000, $25 million of costs were inappropriately established in error as restructuring expense. With respect to certain of the operating expense items established as restructuring expenses, the error had not been previously corrected because the amount of such error was not material to the Company's consolidated financial statements.

In addition, certain operating items of $45 million were inappropriately classified in error as restructuring expenses, of which $6 million related to discontinued operations. The Company also determined that $23 million of restructuring charges in 2001 related to the closure of a research facility were classified in error as research and development expense. In addition, the Company reclassified certain write-offs of inventory made in connection with the restructuring actions in 2001 and 2000 of $58 million and $40 million, respectively, from restructuring expense to cost of products sold.

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS

Note 2    RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (Continued)

During 2001, the Company recorded in error the write-off of certain receivables of exited product lines of approximately $74 million to restructuring and other non-recurring charges. The Company recorded a restatement adjustment to properly record the write-off of these receivables as a reduction of net sales.

The aggregate adjustment for restructuring and other items resulted in an increase in earnings from continuing operations before minority interest and income taxes of $81 million and $25 million for the years ended December 31, 2001 and 2000, respectively.

Litigation Accrual Adjustment

On Sunday, March 31, 2002, the Company entered into a binding letter agreement with Watson Pharmaceuticals, Inc. to settle a lawsuit relating to BUSPAR. Under GAAP, the $35 million charge incurred under the letter agreement should have been accrued in the fourth quarter of 2001, as the letter agreement was entered into prior to the original issuance of the 2001 consolidated financial statements, which were filed on April 1, 2002. The Company erroneously accrued the $35 million charge in the first quarter of 2002. As part of the restatement, the Company restated this charge to recognize it in the fourth quarter of 2001. Accordingly, earnings from continuing operations before minority interest and income taxes for the year ended December 31, 2001 were reduced by $35 million related to the BUSPAR litigation.

Income Taxes

Under SFAS No. 109, no impact should be recorded on intercompany sales of inventory until the related product is ultimately sold to an unrelated third party. For intercompany sales between consolidated subsidiaries located in different tax jurisdictions, a current tax expense and liability are recognized in the country of sale, and a corresponding offsetting deferred tax benefit and asset are recognized to offset this tax until the product is sold to an unrelated third party. As part of the restatement, the Company recorded an adjustment to correct an erroneous calculation of a deferred tax asset related to intercompany profit in inventory and intercompany royalties and to reflect the impact on the intercompany profit in inventory and intercompany royalties from the consignment sales restatement adjustment discussed above. This restatement adjustment reduced opening retained earnings as of January 1, 1999 by $11 million, decreased net earnings by $53 million for 1999, and increased net earnings by $102 million and $32 million for 2001 and 2000, respectively. The cumulative adjustment to net deferred tax assets was an increase of $70 million as of December 31, 2001, and net decreases of $32 million and $64 million as of December 31, 2000 and 1999, respectively.

In the fourth quarter of 2001, the Company erroneously reduced the deferred tax benefit related to acquired in-process research and development due to an inappropriate conclusion regarding the realization of the related deferred tax assets. The Company erroneously determined that the deferred tax asset associated with the purchase price premium paid on its tender offer for ImClone stock should not be recorded due to the uncertainty of realization. The Company has restated the deferred tax asset in the fourth quarter of 2001 by recognizing a deferred tax benefit of $65 million. Additionally, during 2001, the Company recognized excess liabilities related to income tax contingencies due to an error in determining interest relating to recorded tax liabilities. The error resulted from the use of an incorrect interest rate. As part of the restatement, the Company has restated income taxes payable at December 31, 2001 by recognizing a current benefit of $33 million.

To reflect the tax impact of the pre-tax restatement adjustments described herein, the income tax expense has been adjusted for each restated annual period. The tax impact of the restatement adjustments was to increase opening retained earnings by $126 million as of January 1, 1999 and to reduce tax provision and increase earnings from continuing operations, including taxes on minority interest, by $246 million, $86 million, and $135 million for the years ended December 31, 2001, 2000, and 1999, respectively. The tax provision was increased and net earnings from discontinued operations were reduced by $50 million in 2001 and $16 million in 2000 as a result of the restatement adjustments. The cumulative adjustment related to the pre-tax adjustment items from continuing operations, including minority interest, was an increase to net deferred tax assets of $593 million, $347 million, and $261 million at December 31, 2001, 2000, and 1999, respectively.

Dividend Accrual

Historically, the Company recognized a liability for declared dividends as of the record date, which typically was approximately two weeks after the declaration date. This accounting policy was not in accordance with GAAP and, accordingly, was an error because declaration of a lawful dividend creates, under the laws of the State of the Company's incorporation, an obligation on the part of the corporation as of the declaration date and requires recognition of a dividend accrual as of such date. As part of the restatement, the Company corrected its accounting policy to record a liability for dividends as of the declaration date. This restatement resulted in a reduction of $429 million in opening retained earnings as of January 1, 1999 to give effect to amounts affecting periods prior to 1999, with a corresponding increase in dividends payable. Stockholders' equity and dividends payable were similarly restated by $5 million, $51 million and $57 million for the years ended December 31, 2001, 2000 and 1999, respectively, for this revision.

Other Restatement Items

In the first quarter of 1998, the Company entered into a like-kind exchange agreement with respect to certain of its aircraft and erroneously recognized a pre-tax gain of $39 million at that time, recognizing the excess of the proceeds received upon trade-in over the recorded net book value as a gain rather than as a reduction of the basis of the new aircraft. As part of the restatement, the Company corrected this error, which resulted in a decrease of $24 million to opening retained earnings as of January 1, 1999 to give effect to amounts affecting prior periods and to reflect a reduction in the book value of the aircraft acquired by $39 million.

In addition, the Company determined that a portion of its accrued liability for employee medical benefits was inappropriately reversed, and that certain insurance and retirement costs were inappropriately charged to discontinued operations and corrected these errors. This restatement adjustment increased earnings from continuing operations before minority interest and income taxes for the years ended December 31, 2001 and 2000 by $3 million and $12 million, respectively.

Summary of Restatement Items

The following table presents the effects of the restatement adjustments on net sales:

Increase (decrease) to net sales:

	Year Ended December 31,
	2001	2000	1999
	(dollars in millions)

Net Sales, as previously reported	$19,423	$18,216	$16,878

Adjustments:
Consignment sales	(1,096)	(475)	(409)
Sales returns	(28)	(47)	(5)
Sales rebate accruals	(86)	1	38
Restructuring and other items	(74)	—	—

Decrease in net sales	(1,284)	(521)	(376)

Net Sales, as restated	$18,139	$17,695	$16,502

As a result of the restatement for the application of the consignment model, approximately $1,980 million of sales (calculated net of customary 2% early pay cash discounts) recognized in error in the period 1999 through 2001 has been reversed. Of this amount, approximately $1,395 million is expected to be recognized in 2002 and approximately $422 million is projected to be recognized in 2003.

The following table presents the effects of the restatement adjustments on earnings from continuing operations before minority interest and income taxes, earnings from continuing operations and net earnings from and gain on sale of discontinued operations.

	Year Ended December 31,
	2001	2000	1999
	(dollars in millions)
Earnings from Continuing Operations Before Minority
Interest and Income Taxes, as previously reported(1)	$3,217	$5,636	$5,246
Revenue recognition restatement adjustments:
Consignment sales	(866)	(399)	(322)
Sales returns	(28)	(47)	(5)
Sales rebate accruals	(86)	—	37

Subtotal	(980)	(446)	(290)

Other restatement adjustments:
Capitalized research and development payments	25	24	(139)
Irbesartan transaction	(30)	—	—
Acquisition liabilities	(7)	—	(37)
Divestiture liabilities	(56)	(4)	10
Restructuring and other items	81	25	—
Litigation accrual adjustment	(35)	—	—
Other restatement items	3	12	—

Subtotal	(19)	57	(166)

Total restatement adjustments	(999)	(389)	(456)

Earnings from Continuing Operations Before Minority Interest and Income Taxes, as restated	$2,218	$5,247	$4,790
Provision for income taxes, previously reported	545	1,440	1,402
Tax related restatement adjustments	(200)	(32)	53
Tax for all other restatement adjustments	(272)	(88)	(137)
Minority interest, net of taxes	102	97	49

Earnings from Continuing Operations, as restated	$2,043	$3,830	$3,423

Net earnings from and gain on disposal of discontinued operations, as previously reported	$2,718	$615	$378
Adjustment to divestiture liabilities	73	26	—

Net earnings from and gain on disposal on sale of discontinued operations, as restated	$2,791	$641	$378

  (1)
  Minority interest was included in other expense on a pre-tax basis as originally reported. Minority interest is now being shown together with income from unconsolidated affiliates net of taxes, after earnings from continuing operations before income taxes on the consolidated statement of earnings. Therefore, the amounts previously reported have been reclassified to be on a comparable basis.

The following table presents the impact of the restatement adjustments affecting periods prior to 1999 on stockholders' equity as of January 1, 1999:

Increase (decrease) in Stockholders' Equity (dollars in millions):

Stockholders' Equity—January 1, 1999, as previously reported	$7,576
Sales returns	(68)
Sales rebate accruals	(59)
Capitalized research and development payments	(46)
Acquisition liabilities	31
Divestiture liabilities	28
Other restatement items	(24)
Deferred taxes on intercompany profit	(11)
Dividend accrual	(429)

Decrease in Stockholders' Equity	(578)

Stockholders' Equity—January 1, 1999, as restated	$6,998

The following tables present the impact of the restatement adjustments on the Company's previously reported 2001, 2000 and 1999 results on a condensed basis:

	Year Ended December 31,
	2001		2000		1999
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
	(dollars in millions, except per share data)
Statement of Operations:
Net Sales	$19,423	$18,139	$18,216	$17,695	$16,878	$16,502
Total costs and expenses	16,896	16,096	14,120	13,865	13.089	13,079

Earnings from Continuing Operations	2,527	2,043	4,096	3,830	3,789	3,423
Discontinued Operations:
Net earnings	226	226	375	375	378	378
Net gain on disposal	2,492	2,565	240	266	—	—

Net Earnings	$5,245	$4,834	$4,711	$4,471	$4,167	$3,801

Basic earnings per common share:
Continuing Operations	$1.30	$1.05	$2.08	$1.95	$1.91	$1.73
Discontinued Operations:
Net earnings	.12	.12	.19	.19	.19	.19
Net gain on disposal	1.28	1.32	0.13	0.14	—	—

Net Earnings	$2.70	$2.49	$2.40	$2.28	$2.10	$1.92

Diluted earnings per common share:
Continuing Operations	$1.29	$1.04	$2.05	$1.92	$1.87	$1.69
Discontinued Operations:
Net earnings	.11	.11	.19	.19	.19	.19
Net gain on disposal	1.27	1.31	0.12	0.13	—	—

Net Earnings	$2.67	$2.46	$2.36	$2.24	$2.06	$1.88

Balance Sheet:
Cash and marketable securities	$5,654	$5,654	$3,385	$3,385
Receivables, net	3,949	3,992	3,662	3,682
Inventories, including consignment inventory	1,487	1,699	1,831	1,930
Prepaid expenses	1,259	1,904	946	1,245

Total Current Assets	$12,349	$13,249	$9,824	$10,242

Property, plant and equipment, net	$4,879	$4,887	$4,548	$4,509
Goodwill	5,200	5,119	1,436	1,409
Intangible assets, net	2,247	2,084	384	196
Other assets	2,382	2,473	1,386	1,400

Total Assets	$27,057	$27,812	$17,578	$17,756

Short-term debt borrowings	$174	$174	$162	$162
Deferred revenue on consigned inventory	—	2,026	—	908
Other current liabilities	8,652	8,909	5,470	6,032

Total Current Liabilities	8,826	11,109	5,632	7,102

Long-term debt	6,237	6,237	1,336	1,336
Other long-term liabilities	1,258	1,391	1,430	1,430

Total Liabilities	16,321	18,737	8,398	9,868

Stockholders' Equity	10,736	9,075	9,180	7,888

Total Liabilities and Stockholders' Equity	$27,057	$27,812	$17,578	$17,756

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS

Note 3    DISCONTINUED OPERATIONS

In 2000, the Company announced the planned divestitures of its Clairol and Zimmer businesses. Accordingly, the operations of Clairol (which includes its Matrix Essentials, Inc. (Matrix) affiliate) and Zimmer have been reflected as discontinued operations in the consolidated statement of earnings.

On November 15, 2001, the Company completed the sale of Clairol to Procter & Gamble for cash proceeds of approximately $5.0 billion. The sale resulted in a pre-tax gain of $4.3 billion ($2.6 billion after taxes) as restated, which is included in the gain on disposal of discontinued operations.

On August 6, 2001, the Company spun off Zimmer Holdings, Inc., in a tax-free distribution, resulting in a common stock dividend of $156 million as restated.

In 2000, the Company completed the sale of Matrix to Cosmair, Inc., a wholly owned U.S. subsidiary of L'Oreal S.A., resulting in a pre-tax gain of $444 million ($266 million after taxes) as restated. The gain is included in the gain on disposal of discontinued operations.

The net sales and earnings of discontinued operations are as follows:

	2001	2000	1999
	(dollars in millions)
Net sales	$2,294	$3,115	$3,344

Earnings before income taxes(1)	$451	$606	$609
Income taxes	225	231	231

Net earnings from discontinued operations	$226	$375	$378

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

Note 4    ACQUISITIONS AND DIVESTITURES

DuPont Pharmaceuticals Acquisition

On October 1, 2001, the Company acquired the DuPont Pharmaceuticals business (DuPont) from E. I. du Pont de Nemours and Company for $7.8 billion in cash. The results of DuPont have been included in the consolidated financial statements from the date of acquisition. DuPont is primarily a domestic pharmaceutical and imaging product business focused on research and development. This acquisition was financed with proceeds from the issuance of $1.5 billion of commercial paper, the issuance of $5.0 billion of medium-term notes and internal cash flows.

The purchase price allocation has been prepared on a preliminary basis, and certain changes are expected in 2002 as additional information becomes available. Following is a summary of the estimated fair values of the assets acquired and liabilities assumed as of the date of the acquisition:

Restated
(dollars in millions)
Current assets	$520
Property, plant and equipment	321
Intangible assets	1,976
Acquired in-process research and development	2,009
Goodwill	3,809
Other assets	280

Total assets acquired	8,915
Current liabilities	353
Restructuring liabilities	575
Acquisition liabilities	90
Long term liabilities	123

Total liabilities assumed	1,141

Purchase Price	$7,774

The total intangible assets of $1,976 million are being amortized over their weighted-average useful lives and include core and developed technology of $1,783 million (15 and 11 years weighted-average useful life, respectively) and patents of $193 million (11 year weighted-average useful life).

The goodwill of $3,809 million was assigned to the pharmaceuticals reporting unit. Of that total amount, $2,418 million is expected to be deductible for tax purposes over a 15 year period.

The value of $2,009 million assigned to acquired in-process research and development was charged to earnings in the fourth quarter of 2001. The charge was associated with five research projects in the Cardiovascular, Central Nervous System, Oncology and Anti-Infective therapeutic areas ranging from the preclinical to the phase II development stage. The amount was determined by identifying research projects for which technological feasibility has not been established and for which there is no alternative future use. The projected FDA approval dates were years 2005 through 2008, at which time the Company expected these projects to begin to generate cash flows. The cost to complete these research projects was estimated at $1.2 billion. All of the research and development projects considered in the valuation are subject to the normal risks and uncertainties associated with demonstrating the safety and efficacy required to obtain

FDA approval. In 2002, the Company terminated one of the projects in the Anti-Infective therapeutic area.

In connection with the acquisition, the Company recorded $575 million of restructuring liabilities as a result of severance and relocation of workforce, the elimination of duplicate facilities and contract terminations. Such costs have been recognized by the Company as a liability assumed as of the acquisition date, resulting in additional goodwill. These restructuring liabilities consisted of $325 million of employee termination benefits for approximately 1,800 employees, $80 million related to the closure of facilities and $170 million for contract terminations. The $575 million originally recorded in accrued expenses was reduced to $458 million by December 31, 2001.

The following unaudited pro forma financial information presents results as if the acquisition had occurred at the beginning of the respective periods:

	Restated 2001	Restated 2000
	(dollars in millions, except per share data)
Net Sales	$19,400	$19,154
Net Earnings	5,740	4,063
Earnings Per Share—Basic	2.96	2.07
Earnings Per Share—Diluted	2.92	2.03

The pro forma results have been prepared for comparative purposes only and include certain adjustments such as additional amortization expense as a result of identifiable intangible assets arising from the acquisition and from increased interest expense on acquisition debt. Pro forma net earnings and earnings per share amounts for 2001 include a $2.6 billion gain on the sale of Clairol. The pro forma results are not necessarily indicative either of the results of operations that actually would have resulted had the acquisition been in effect at the beginning of the respective periods or of future results.

Other

In 2001, the Company completed the sale of CORZIDE*, DELESTROGEN* and FLORINEF*, three of its pharmaceutical products; the licensing rights to CORGARD* in the U.S.; ESTRACE* tablets; the Apothecon commodity business; and its VIACTIV* and SOLAGE* product lines, all of which resulted in a pre-tax gain of $475 million.

In 2000, the Company completed the sale of three pharmaceutical products—ESTRACE* CREAM, OVCON* 35 and OVCON* 50—as well as its SEA BREEZE* brand in Japan resulting in a pre-tax gain of $216 million.

In June 1999, the Company acquired CAL-C-TOSE, a nutritional milk modifier for $30 million. In September 1999, the Company entered into a development and commercialization agreement for aripiprazole, a novel drug under study in phase III trials as a treatment for schizophrenia, with Otsuka Pharmaceutical Co., Ltd. In connection with this agreement, the Company made payments of $187 million in 1999 through 2001, of which $157 million was expensed, as in-process research and development. In December 1999, the Company completed the sale of Laboratori Guieu, SpA, a gynecologic, pediatric and dermatologic products business headquartered in Milan, Italy for a pre-tax gain of $50 million.

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS

Note 5    RESTRUCTURING AND OTHER ITEMS

2001 Activities

During 2001, the Company recorded pre-tax restructuring and other charges on a restated basis of $583 million. The restructuring programs included termination benefits, asset write-downs and other costs and were implemented in 2001 to downsize and streamline operations, rationalize manufacturing facilities, and terminate certain sales force and research contract obligations. At the time recorded, these actions were expected to be substantially completed within twelve months and are now expected to be substantially complete by early 2003. Additional costs associated with restructuring projects in the year 2001 include $74 million of deductions and customer charge backs relating to abandoned non-strategic pharmaceutical product lines, which has been included as a reduction in sales, as restated, and $58 million of related inventory write-offs, which has been included in cost of products sold, as restated. Current year restructuring charges are offset by a reversal of $63 million as a result of a change in estimate relating to separation costs or cancellation of projects previously provided for.

The 2001 charge as restated consisted of $229 million for employee termination benefits for approximately 3,400 employees. Severance actions were the result of a Company wide restructuring effort to downsize and streamline operations and impact virtually all areas including sales force, manufacturing, administration and research personnel. In addition $95 million was accrued for the termination of a contract sales force and $65 million was accrued for other exit costs, primarily related to costs associated with closure of certain manufacturing operations.

The charge also included $104 million of fixed asset write-downs and $15 million of other asset write-downs primarily related to the exit of a nutritionals business in Eastern Europe, the closure of a pharmaceutical production facility in the U.S. and the closure of a research facility in France.

The following table presents a detail of the charges as restated by operating segment and type. The Company does not allocate restructuring and other charges to its business segments.

	Employee Terminations	Restated Employee Termination Benefits	Restated Asset Write Downs	Restated Other Exit Costs	Restated Other Items	Restated Totals
	(dollars in millions, except employee terminations data)
Pharmaceuticals	2,029	$139	$81	$145	$11	$376
Nutritionals	698	24	37	10		71
Other Healthcare	262	22	1	—	—	23
Corporate/Other	411	44	—	5	127	176

Totals	3,400	$229	$119	$160	$138	$646

Reduction in reserves for changes in estimates						(63)

Restructuring and other items as reflected in the statement of earnings						$583

Other items recorded in 2001 as restated include a pre-tax charge of $77 million for the settlement of litigation for promotion claims brought by a distributor of store-brand infant formula against Mead-Johnson and BUSPAR patent litigation, a $30 million contribution to the BMS Foundation, $20 million to establish additional reserves for future breast implant claims and $11 million for costs associated with a product recall.

2000 Activities

During 2000, the Company recorded pre-tax restructuring and other charges as restated of $443 million. The restructuring programs, which included termination benefits, asset write-downs and other costs were implemented in 2000 to consolidate the U.S. sales force, rationalize manufacturing facilities and downsize and streamline operations. Additional costs associated with restructuring projects, in the year 2000, include $40 million of related inventory write-offs, which has been included in cost of products sold, as restated. These actions are substantially complete.

The 2000 charge as restated consisted of $291 million of employee termination benefits for approximately 5,200 employees. Severance actions were focused on sales force, manufacturing and administrative personnel. In addition, $24 million of other costs were recorded, consisting mainly of certain contract termination and facility remediation expenses.

The charge also included $79 million of asset write-downs primarily related to the exit of a research facility in Japan, manufacturing operations in the U.S. and certain international operations of ConvaTec. In addition other assets of $10 million were written off, which consisted primarily of capitalized software no longer used as a result of sales force actions described above.

The following table presents a detail of the charges as restated by operating segment and type. The Company does not allocate restructuring and other charges to its business segments.

	Employee Terminations	Restated Employee Termination Benefits	Restated Asset Write Downs	Restated Other Exit Costs	Restated Other Items	Restated Totals
	(dollars in millions, except employee terminations data)
Pharmaceuticals	3,739	$216	$76	$12	$7	$311
Nutritionals	526	27	1	3	—	31
Other Healthcare	684	26	9	9	—	44
Corporate/Other	251	22	3	—	32	57

Totals	5,200	$291	$89	$24	$39	$443

Other items recorded in 2000, as restated, include a $32 million contribution to the BMS Foundation and $7 million for costs associated with a product recall.

The following table presents the restructuring charges and spending against liabilities associated with prior and current actions:

	Restated Employee Termination Liability	Restated Other Exit Cost Liability	Restated Total
	(dollars in millions)
Balance at December 31, 1999	$5	$3	$8
Charges	291	24	315
Spending	(77)	(14)	(91)
Changes in estimates	1	(5)	(4)

Balance at December 31, 2000	220	8	228
Charges	229	160	389
Spending	(122)	(130)	(252)
Changes in estimates	(84)	3	(81)

Balance at December 31, 2001	$243	$41	$284

Note 6    EARNINGS PER SHARE

The computations for basic earnings per common share and diluted earnings per common share are as follows:

	Restated 2001	Restated 2000	Restated 1999
	(dollars and shares in millions, except per share data)
Net Earnings from Continuing Operations	$2,043	$3,830	$3,423

Discontinued Operations:
Net earnings	226	375	378
Net gain on disposal	2,565	266	—

	2,791	641	378

Net Earnings	$4,834	$4,471	$3,801

Basic:
Average Common Shares Outstanding	1,940	1,965	1,984
Earnings from Continuing Operations	$1.05	$1.95	$1.73

Discontinued Operations:
Net earnings	.12	.19	.19
Net gain on disposal	1.32	.14	—

	1.44	.33	.19

Net Earnings	$2.49	$2.28	$1.92

Diluted:
Average Common Shares Outstanding	1,940	1,965	1,984
Incremental Shares Outstanding Assuming the Exercise of Dilutive Stock Options	25	32	43

Weighted Average Shares—Diluted	1,965	1,997	2,027

Earnings from Continuing Operations	$1.04	$1.92	$1.69

Discontinued Operations:
Net earnings	.11	.19	.19
Net gain on disposal	1.31	.13	—

	1.42	.32	.19

Net Earnings	$2.46	$2.24	$1.88

Weighted-average shares issuable upon the exercise of stock options, which were not included in the diluted earnings per share calculation because they were not dilutive, were 43 million in 2001, 3 million in 2000 and 1 million in 1999.

Note 7    OTHER (INCOME) / EXPENSE

	Year Ended December 31,
	Restated 2001	Restated 2000	Restated 1999
	(dollars in millions)
Interest income	$(133)	$(157)	$(107)
Interest expense	182	108	130
Foreign exchange (gains) losses	(27)	(67)	2
Other, net	40	157	43

Other (income) / expense, net	$62	$41	$68

Interest paid in 2001, 2000 and 1999 was $100 million, $112 million and $119 million, respectively.

Other, net is primarily amortization of goodwill and capitalized software, partially offset by insurance settlements in 2001 and 2000 and royalty income in 1999. In 2001 and 2000, other, net also includes payments relating to a product collaboration agreement with Ivax Corporation.

Note 8    ALLIANCES AND INVESTMENTS

In November 2001, the Company purchased 14.4 million shares of ImClone Systems Incorporated (ImClone) for $70 per share, or $1,007 million, which represented approximately 19.9% of the ImClone shares outstanding just prior to the commencement of the public tender offer. This transaction is being accounted for using the equity method of accounting. ImClone is a biopharmaceutical company focused on developing targeted cancer treatments, which include growth factor blockers, cancer vaccines, and anti-angiogenesis therapeutics. The equity investment in ImClone is part of a strategic agreement between the Company and ImClone that also includes an arrangement to codevelop and copromote an investigational cancer drug, ERBITUX*, for a series of payments totaling $1 billion. The Company paid ImClone a milestone payment of $200 million in 2001.

On March 5, 2002, the agreement with ImClone was revised to reduce the total payments to $900 million from $1 billion. Under the revised agreement, the Company paid ImClone $140 million in the first quarter of 2002 and $60 million in March 2003 and will pay an aggregate of $500 million upon the achievement of two milestones. Also under the revised agreement, the Company will pay ImClone a distribution fee based on a flat rate of 39% of product revenues in North America.

In the fourth quarter of 2001, these transactions resulted in a pre-tax charge of approximately $735 million, comprised of $575 million for the write-off of acquired in-process research and development related to the equity investment and $160 million for the write-off of a portion of the $200 million milestone payment. The remaining $40 million of the $200 million milestone payment was recorded as an additional equity investment to eliminate the income statement effect of the portion of the milestone payment for which the Company has an economic claim through its 19.9% ownership interest in ImClone. Of the $200 million milestone payment made under the revised agreement, $160 million was expensed to in-process research and development in the first quarter of 2002. The remaining $40 million was recorded as an additional equity investment to eliminate the income statement effect of the portion of the milestone payment for which the Company has an economic claim through its 19.9% ownership interest in ImClone. The acquired in-process research and development charge related to three oncology research projects in Phase I or later stage of development with one research project, ERBITUX*, in late Phase III development. The amount was determined by identifying research projects in areas for which technological feasibility has not been established and for which there is no alternative future use. The projected U.S. Food and Drug Administration (FDA) approval dates used were years 2002 through 2008, at which time the Company expects these projects to begin to generate cash flows. The cost to complete these projects is estimated at $323 million. All of the research and development projects considered in the valuation are subject to the normal risks and uncertainties associated with demonstrating the safety and efficacy required to obtain FDA approval. The purchase price allocation resulted in $66 million of patent and technology intangible assets that will be amortized over their weighted-average useful lives of 17 years and approximately $375 million of goodwill, which is not amortized.

On December 28, 2001, ImClone announced that the FDA refused to accept for filing the Biologics License Application (BLA) that had been submitted by ImClone for ERBITUX*. The BLA had been submitted to gain marketing approval to treat irinotecan-refractory colorectal carcinoma.

On January 18, 2002, the Subcommittee on Oversight and Investigations of the House Energy and Commerce Committee announced that it is investigating questions about the conduct of ImClone in the development of ERBITUX*. On January 25, 2002, ImClone announced it had received an informal inquiry from the Securities and Exchange Commission, as well as inquiries from the Department of Justice and the aforementioned subcommittee. The Company is cooperating with these investigations.

Of the $1,207 million paid for the equity investment ($1,007 million) and the milestone payment ($200 million), $735 million was expensed as acquired in-process research and development and the remaining $472 million was recorded as an equity investment. An additional $9 million was recorded to the investment primarily for acquisition costs, resulting in a carrying value of $481 million at December 31, 2001. On a per-share basis, the carrying value of the Company's ImClone investment and the closing market value of ImClone shares as of December 31, 2001, were $33.40 and $46.46, respectively. In the third quarter of 2002, the Company recorded a pre-tax charge to earnings of $379 million for an other than temporary decline in the market value of ImClone. The fair value of the equity investment in ImClone used to determine the charge was based on the market value of ImClone shares on September 30, 2002.

As of December 31, 2001, ImClone had total assets of $474 million, a total stockholders' deficit of $5 million, and an accumulated deficit of $346 million. For the year ended December 31, 2001, ImClone had a $102 million net loss. The Company is in the process of assessing what impact FASB Interpretation No. 46, Consolidation of Variable Interest Entities, will have on its consolidated financial statements. Based on its preliminary analysis of the impact of FIN 46, the Company believes that it is reasonably possible that ImClone will meet the criteria to be considered a variable interest entity in relation to the Company.

In 1997, the Company and Sanofi-Synthelabo (Sanofi) entered into a codevelopment and comarketing agreement for two products: AVAPRO* (irbesartan), an angiotensin II receptor antagonist indicated for the treatment of hypertension, and PLAVIX* (clopidogrel), a platelet inhibitor. The worldwide alliance operates under the framework of two geographic territories: one in the Americas and Australia and the other in Europe and Asia. Two territory partnerships were formed to manage central expenses, such as marketing, research and development, royalties, and to supply finished product to the individual countries. At the country level, agreements either to copromote (whereby a partnership was formed between the parties to sell each brand) or to comarket (whereby the parties operate and sell their brands independently of each other) are in place.

The Company acts as the operating partner for the territory covering the Americas (principally the U.S., Canada, Puerto Rico, and Latin American countries) and Australia and owns the majority controlling interest in this territory. As such, the Company consolidates all country partnership results for this territory and records Sanofi's share of the results as a minority interest expense. The Company recorded sales in this territory and in comarketing countries of $1,658 million, $1,249 million and $774 million for 2001, 2000 and 1999, respectively, in each case as restated.

Sanofi acts as the operating partner of the territory covering Europe and Asia and owns the majority controlling interest in this territory. The Company accounts for the investment in partnership entities in this territory under the equity method and records its share of results as net income from unconsolidated affiliates (included together with minority interest, net of taxes). Income before taxes from these partnership entities for the years ended December 31, 2001, 2000 and 1999 was $82 million, $57 million and $14 million, respectively.

Note 9    INCOME TAXES

The components of earnings (loss) from continuing operations before minority interest and income taxes were:

	Year Ended December 31,
	Restated 2001	Restated 2000	Restated 1999
	(dollars in millions)
U.S.	$(799)	$2,474	$2,971
Non-U.S.	3,017	2,773	1,819

	$2,218	$5,247	$4,790

The above amounts are categorized based on the location of the taxing authorities.

The provision for income taxes attributable to continuing operations consisted of:

	Year Ended December 31,
	Restated 2001	Restated 2000	Restated 1999
	(dollars in millions)
Current:
U.S.	$1,071	$900	$602
Non-U.S.	522	447	346

	1,593	1,347	948

Deferred:
U.S.	(1,476)	5	346
Non-U.S.	(44)	(32)	24

	(1,520)	(27)	370

	$73	$1,320	$1,318

The Company's provision for income taxes in 2001, 2000 and 1999 was different from the amount computed by applying the statutory U.S. federal income tax rate to earnings from continuing operations before minority interest and income taxes, as a result of the following:

	% of Earnings Before Minority Interest and Income Taxes
	Restated 2001		Restated 2000		Restated 1999
	(dollars in millions)
Earnings from Continuing Operations Before Minority Interest and Income Taxes	$2,218	100%	$5,247	100%	$4,790	100%
U.S. statutory rate	776	35.0	1,837	35.0	1,677	35.0
Effect of operations in Ireland, Puerto Rico, and Switzerland	(726)	(32.7)	(692)	(13.2)	(429)	(9.0)
State and local taxes	(36)	(1.6)	64	1.2	54	1.1
Foreign/Other	59	2.6	111	2.2	16	0.4

	$73	3.3%	$1,320	25.2%	$1,318	27.5%

The effective tax rate on continuing operations declined to 3.3% in 2001 from 25.2% in 2000 due primarily to lower pre-tax income in the U.S. resulting from the write-off of acquired in-process research and development and other non-recurring items in 2001. On a restated basis, the effective rate was also reduced from the amount as originally reported as a result of the impact of the tax matters discussed in Note 2, Restatement of Previously Issued Financial Statements, to the consolidated financial statements. The increase in the effective tax rate benefit from operations in Ireland, Puerto Rico and Switzerland to (32.7%) in 2001 from (13.2%) in 2000 reflects that a greater percentage of the total pre-tax income was generated in these jurisdictions in 2001 at tax rates lower than the U.S. statutory tax rate.

Prepaid taxes at December 31, 2001 and 2000 were $1,524 million and $836 million, respectively. The deferred income taxes, included in Other Assets and (Liabilities), at December 31, 2001 and 2000, were $630 million and $(425) million, respectively.

The components of prepaid and deferred income taxes consisted of:

	Year Ended December 31,
	Restated 2001	Restated 2000
	(dollars in millions)
Acquired in-process research and development	$1,018	$—
Consignment and other inventory items	750	404
Restructuring, acquisition and divestiture reserves	342	153
Sales returns and allowances	134	124
Depreciation	(274)	(270)
Other, net	184	—

	$2,154	$411

The increase in the net prepaid and deferred tax assets to $2,154 million at December 31, 2001 from $411 million at December 31, 2000 relates primarily to acquired in-process research and development, consignment and other inventory items, as well as restructuring, acquisition and divestiture reserve charges in 2001 that will give rise to tax deductions in future years.

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS

Note 9    INCOME TAXES (Continued)

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

Certain tax contingencies exist and when probable and reasonably estimable, amounts are included in taxes payable. As of December 31, 2001, there are certain tax contingencies which either are not considered probable or are not reasonably estimable by the Company at this time. Although the Company cannot reasonably estimate the possible amount of any such contingency, it is possible that such contingencies could be material. The effect of changes in estimates related to unresolved tax matters is included in foreign/other in the rate reconciliation.

The Company has settled its U.S. federal income tax returns with the Internal Revenue Service through 1994.

Subsequent to the end of 2001, in the three months ended September 30, 2002, the Company recognized an income tax benefit of $235 million due to the settlement of certain tax matters and the determination by the Company as to the expected settlement of ongoing tax litigation, each of which existed as of December 31, 2001.

The current tax benefit realized upon the exercise of stock options is charged to capital in excess of par and amounted to $157 million, $184 million, and $262 million in 2001, 2000, and 1999, respectively.

Note 10    ACCOUNTS RECEIVABLE

	December 31,
	Restated 2001	Restated 2000
	(dollars in millions)
Accounts receivable—trade	$3,380	$3,456
Accounts receivable—miscellaneous	734	380

	4,114	3,836
Less Allowances for receivables(1)	122	154

Receivables, net	$3,992	$3,682

  (1)
  Allowances for receivables includes allowances for bad debts.

Note 11    INVENTORIES

	December 31,
	Restated 2001	Restated 2000
	(dollars in millions)
Finished goods	$833	$890
Work in process	411	473
Raw and packaging materials	247	468
Consignment inventory	208	99

Total Inventory	$1,699	$1,930

Inventories of discontinued operations constituted approximately 17% of total Company inventory at December 31, 2000.

Note 12    PROPERTY, PLANT AND EQUIPMENT

	December 31,
	Restated 2001	Restated 2000
	(dollars in millions)
Land	$216	$167
Buildings	3,154	3,142
Machinery, equipment and fixtures	3,748	4,020
Construction in progress	854	558

	7,972	7,887
Less accumulated depreciation	3,085	3,378

	$4,887	$4,509

Property, plant and equipment of discontinued operations constituted approximately 8% of total Company property, plant and equipment at December 31, 2000.

Note 13    SHORT-TERM BORROWINGS AND LONG-TERM DEBT

Included in short-term borrowings were amounts due to banks, primarily foreign, of $140 million and $152 million at December 31, 2001 and 2000, respectively, and current installments of long-term debt of $34 million at December 31, 2001, and $10 million at December 31, 2000. The weighted average interest rate on short-term borrowings was 7.41% and 7.97%, and on current installments of long-term debt was 4.03% and 6.38%, at December 31, 2001 and 2000, respectively.

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

The components of long-term debt were:

	December 31,
	2001	2000
	(dollars in millions)
4.75% Notes, due in 2006	$2,484	$—
5.75% Notes, due in 2011	2,478	—
6.80% Debentures, due in 2026	345	345
7.15% Debentures, due in 2023	344	344
6.875% Debentures, due in 2097	296	296
Various Rate Yen Term Loans, due in 2003	62	69
2.14% Yen Notes, due in 2005	53	60
1.73% Yen Notes, due in 2003	53	60
3.51% Deutsche Mark Interest on Yen Principal Term Loan, due in 2005	49	55
5.75% Industrial Revenue Bonds, due in 2024	34	34
2.83% Yen Term Loan, due in 2002	—	28
Variable Rate Industrial Revenue Bonds, due in 2030	15	15
Capitalized Leases	17	19
Other, 6.375% to 6.50%, due in varying amounts through 2004	7	11

	$6,237	$1,336

Long-term debt at December 31, 2001, increased to $6,237 million from $1,336 million at December 31, 2000, largely as a result of the financing for the DuPont and ImClone transactions. During 2001, the Company issued $5.0 billion of debt notes, of which $2.5 billion matures in 2006, and of which the remaining $2.5 billion matures in 2011. The effective interest rates for these two notes are 5.26% and 6.05%, respectively. The effective interest rates for all other issuances approximated the stated interest rate.

	Payments due by period
	Total	2002	2003-2004	2005-2006
	(dollars in millions)
Long-Term Debt	$2,768	$34	$132	$2,602

The Company has the option to redeem, at any time, all or a portion of the notes at a redemption price equal to the sum of: (1) the principal amount of the notes to be redeemed, plus accrued interest to the redemption date, and (2) a premium over face value paid to redeem the notes.

As a result of the restatement, the Company delayed filing its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 (third quarter 2002 Form 10-Q). As previously disclosed, this delay resulted in a breach by the Company of delivery of SEC filing obligations under the 1993 Indenture (Indenture) between the Company and JPMorgan Chase Bank (formerly The Chase Manhattan Bank), under which the Company has approximately $6.1 billion of long-term debt outstanding, and certain other credit agreements, and gave certain rights to the trustee under the Indenture and the respective lenders under such credit agreements to accelerate maturity of the Company's indebtedness. Neither the trustee nor the respective lenders exercised their right to accelerate. The filing of the third quarter 2002 Form 10-Q, which is being made concurrently with the filing of this Form 10-K/A, has cured the noncompliance with the abovementioned obligations in the Indenture and these other credit agreements. Accordingly, the debt outstanding under the Indenture and these other credit agreements no longer can be accelerated and, therefore, has not been classified as current on the Company's consolidated balance sheet.

Note 14    STOCKHOLDERS' EQUITY

Changes in capital shares and capital in excess of par value of stock were:

	Shares of Common Stock		Restated Capital in Excess of Par Value of Stock
	Issued	Treasury
Balance, December 31, 1998	2,188,316,808	199,550,532	$1,142
Issued pursuant to stock plans and options	4,641,700	(9,694,871)	458
Conversions of preferred stock	11,996	—	—
Purchases	—	22,309,190	—

Balance, December 31, 1999	2,192,970,504	212,164,851	1,600
Issued pursuant to stock plans and options	4,911,457	(8,197,329)	469
Conversions of preferred stock	18,874	—	—
Purchases	—	40,398,204	—

Balance, December 31, 2000	2,197,900,835	244,365,726	2,069
Issued pursuant to stock plans and options	2,093,530	(7,175,057)	334
Conversions of preferred stock	16,111	—	—
Purchases	—	27,198,901	—

Balance, December 31, 2001	2,200,010,476	264,389,570	$2,403

Each share of the Company's preferred stock is convertible into 16.96 shares of common stock and is callable at the Company's option. The reductions in the number of issued shares of preferred stock in 2001, 2000 and 1999 were due to conversions into shares of common stock.

Dividends declared per common share were $1.11 in 2001, $1.01 in 2000 and $0.89 in 1999.

The accumulated balances related to each component of other comprehensive income (loss) were as follows:

	Foreign Currency Translation	Deferred Loss on Effective Hedges	Accumulated Other Comprehensive Loss
	(dollars in millions)
Balance at December 31, 2000	$(1,103)	$—	$(1,103)
Adoption of SFAS No. 133	—	26	26
Other comprehensive income (loss)	48	(88)	(40)

Balance at December 31, 2001	$(1,055)	$(62)	$(1,117)

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

In addition, the 1997 Stock Incentive Plan provides for the granting of up to 20,000,000 shares of common stock to key employees, subject to restrictions as to continuous employment except in the case of death or normal retirement. Restrictions generally expire over a five-year period from date of grant. Compensation expense is recognized over the restricted period on a straight-line basis. At December 31, 2001, a total of 1,286,771 restricted shares were outstanding under the plan.

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

The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans other than for restricted stock and performance-based awards. Had compensation cost for the Company's other stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net income and earnings per share would have been reduced on an unaudited pro forma basis by approximately $246 million, or $0.13 per common share, basic and diluted, in 2001, $218 million, or $0.11 per common share, basic and diluted, in 2000 and $198 million, or $0.10 per common share, basic and diluted, in 1999. The fair value of the options granted during 2001, 2000 and 1999 was estimated as $22.59 per common share, $17.17 per common share and $17.37 per common share, respectively, on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2001	2000	1999
Dividend yield	1.5%	1.5%	2.4%
Volatility	28.6%	24.5%	21.8%
Risk-free interest rate	5.75%	6.3%	5.5%
Assumed forfeiture rate	3.0%	3.0%	3.0%
Expected life (years)	7	7	7

Stock option transactions were:

	Shares Available for Option Plan	Shares Under Plan	Weighted Average of Exercise Price of Shares Under Plan
Balance, December 31, 1998	21,306,814	129,019,466	$29.47
Authorized	19,898,896	—	—
Granted	(24,221,950)	24,221,950	65.39
Exercised	—	(20,425,070)	20.41
Lapsed	3,552,037	(3,552,037)	42.51

Balance, December 31, 1999	20,535,797	129,264,309	37.27
Authorized	17,827,251	—	—
Granted	(20,851,475)	20,851,475	49.72
Exercised	—	(17,605,519)	25.26
Lapsed	3,665,969	(3,665,969)	58.12

Balance, December 31, 2000	21,177,542	128,844,296	40.32
Authorized	17,581,816	—	—
Granted	(21,200,624)	21,200,624	62.45
Granted as a result of the Zimmer spin-off(1)	—	6,764,516	41.87
Exercised	—	(13,916,580)	25.17
Lapsed	13,578,556	(13,578,556)	52.92

Balance, December 31, 2001	31,137,290	129,314,300	$42.19

  (1)
  Effective with the spin-off of Zimmer on August 6, 2001, unexercised Bristol-Myers Squibb stock options held by Zimmer employees were converted into Zimmer stock options. For remaining unexercised Bristol-Myers Squibb stock options, the number of stock options and the exercise price were adjusted to preserve the intrinsic value of the stock options and the ratio of exercise price to fair value that existed prior to the spin-off.

The following table summarizes information concerning currently outstanding and exercisable options:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$10 - $20	21,242,049	2.44	$14.41	21,242,049	$14.41
$20 - $30	15,369,461	4.42	22.70	15,369,461	22.70
$30 - $40	10,375,757	5.20	32.50	10,375,757	32.50
$40 - $50	38,807,555	6.90	46.44	21,296,617	47.00
$50 - $60	19,468,789	8.93	58.38	945,548	55.97
$60 and up	24,050,689	7.49	63.39	10,895,175	62.82

	129,314,300			80,124,607

At December 31, 2001, 217,702,408 shares of common stock were reserved for issuance pursuant to stock plans, options and conversions of preferred stock. Options related to discontinued operations and included in the above amounts are not material.

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS

Note 15    FINANCIAL INSTRUMENTS

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

In 2001, the Company entered into interest rate hedge contracts, with a notional amount of $2 billion, to manage its exposure to changes in interest rates for long-term fixed-rate debt issues in connection with the DuPont and ImClone transactions (see Note 4, Acquisitions and Divestitures, and Note 8, Alliances and Investments, to these restated consolidated financial statements). The contracts were designated as hedges of the variability of the cash flows due to changes in the long-term benchmark interest rates. In the third quarter of 2001, the Company settled all existing interest rate hedge contracts, which coincided with the issuance of the long-term fixed-rate debt. The Company recorded the contract settlements at fair value, resulting in a $69 million deferred loss, net of taxes, in accumulated other comprehensive income/(loss), which will be recognized as a yield adjustment over the terms of the related borrowings.

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

A reconciliation of current period changes, net of taxes, included in other comprehensive income/(loss) follows (in millions):

Transition adjustment as of January 1, 2001, net	$26
Current period decreases in fair value, net	(37)
Recognized in earnings, net	(51)

Balance at December 31, 2001	$(62)

The portion of the ending balance included in other comprehensive income (loss) that is expected to be reclassified into earnings over the next twelve months is approximately a $9 million loss.

Note 16    SEGMENT INFORMATION

Effective in the first quarter of 2002, the Company reorganized into three groups in support of being a pharmaceutical company with related healthcare businesses. As a result of this reorganization, the Company has three reportable segments—Pharmaceuticals, Nutritionals, and Other Healthcare. The Pharmaceuticals segment is comprised of the global pharmaceutical and international (excluding Japan) consumer medicines businesses. The Nutritionals segment consists of Mead Johnson Nutritionals, primarily an infant formula business. The Other Healthcare segment consists of the ConvaTec, Medical Imaging, and Consumer Medicines (U.S. and Japan) businesses.

The Company's products are sold principally to the wholesale and retail trade both nationally and internationally. Certain products are also sold to other drug manufacturers, hospitals and the medical profession. Three wholesalers each accounted for approximately 14% of net sales as restated in 2001. In 2000, sales to two wholesalers accounted for 12% and 10% of net sales as restated, and in 1999 sales to one wholesaler accounted for 10% of net sales as restated.

Included in earnings before income taxes of each segment is a cost of capital charge. The offset to the cost of capital charge is included in Corporate/Other. Corporate/Other also includes interest expense, interest income, legal settlements, restructuring charges, gain on sales of assets, certain administrative expenses and allocations to the segments.

Sales of selected products and product categories for each business segment were as follows:

	Year Ended December 31,
	Restated 2001	Restated 2000	Restated 1999
	(dollars in millions)
Pharmaceuticals
PRAVACHOL	$2,108	$1,768	$1,637
GLUCOPHAGE*	1,838	1,718	1,218
Oncology Therapeutics Network	1,433	1,080	894
PLAVIX*	1,171	889	525
TAXOL®	1,115	1,563	1,453
PARAPLATIN	592	654	589
ZERIT	515	578	580
AVAPRO*	487	361	249
MONOPRIL	413	404	422
SERZONE	334	318	323
BUSPAR	298	672	575
Nutritionals
ENFAMIL	773	731	736
Other Healthcare
Ostomy	450	428	449
	Net Sales			Earnings Before Minority Interest and Income Taxes
Business Segment	Restated 2001	Restated 2000	Restated 1999	Restated 2001	Restated 2000	Restated 1999
	(dollars in millions)
Pharmaceuticals	$14,968	$14,582	$13,382	$1,158	$4,371	$3,578
Nutritionals	1,886	1,880	1,852	482	348	378
Other Healthcare	1,285	1,233	1,268	287	252	232

Total Segment	18,139	17,695	16,502	1,927	4,971	4,188
Corporate/Other	—	—	—	291	276	602

Net earnings before minority interest and income taxes	$18,139	$17,695	$16,502	$2,218	$5,247	$4,790

Included in earnings before minority interest and income taxes is a cost of capital charge. The offset to the cost of capital charge is included in Corporate/Other. In addition, Corporate/Other principally consists of interest income, interest expense, certain administrative expenses and allocations to the business segments of certain corporate programs. Corporate/Other also includes the gain on sale of businesses/product lines of $475 million, $216 million, and $50 million in 2001, 2000 and 1999, respectively, and a provision for restructuring and other items of $641 million, and $483 million in 2001 and 2000, respectively.

The Pharmaceuticals segment includes a charge for acquired in-process research and development of $2,772 million, $38 million and $193 million in 2001, 2000 and 1999, respectively.

Corporate/Other assets consist of cash and cash equivalents, time deposits and marketable securities, goodwill, and certain other assets.

	Year End Assets
	Restated 2001	Restated 2000
	(dollars in millions)
Pharmaceuticals	$12,111	$9,408
Nutritionals	1,100	1,082
Other Healthcare	1,414	615

Identifiable segment assets	$14,625	$11,105
Corporate/Other	13,187	6,651

Total assets	$27,812	$17,756

				Depreciation
	Capital Expenditures
				Restated 2001	Restated 2000	Restated 1999
	2001	2000	1999
	(dollars in millions)
Pharmaceuticals	$706	$484	$452	$328	$293	$277
Nutritional	57	38	56	46	42	43
Other Healthcare	70	15	25	14	16	15

Business Segment Total	833	537	533	388	351	335
Corporate/Other	143	69	94	62	57	49

Total(1)	$976	$606	$627	$450	$408	$384

    (1)
    Capital expenditures and depreciation expense on the consolidated statement of cash flows includes capital expenditures related to discontinued operations of $17 million, $58 million and $82 million in 2001, 2000 and 1999, respectively, and $19 million, $53 million and $54 million of depreciation expense related to discontinued operations in 2001, 2000 and 1999, respectively.

GEOGRAPHIC AREAS

	Net Sales			Year-End Assets
	Restated 2001	Restated 2000	Restated 1999	Restated 2001	Restated 2000
	(dollars in millions)
United States	$11,871	$11,593	$10,255	$21,598	$10,817
Europe, Mid-East and Africa	3,613	3,414	3,738	4,280	4,453
Other Western Hemisphere	1,290	1,314	1,279	1,135	1,376
Pacific	1,365	1,374	1,230	799	1,110

Total	$18,139	$17,695	$16,502	$27,812	$17,756

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS

Note 17    LEASES

Minimum rental commitments under all noncancelable operating leases, primarily real estate, in effect at December 31, 2001, were:

(dollars in millions)
Years Ending December 31,
2002	$113
2003	88
2004	63
2005	37
2006	34
Later years	99

Total minimum payments	434
Less total minimum sublease rentals	85

Net minimum rental commitments	$349

Operating lease rental expense (net of sublease rental income of $25 million in 2001, $21 million in 2000 and $24 million in 1999) was $80 million in 2001, $85 million in 2000 and $87 million in 1999.

Note 18    RETIREMENT PLANS

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

Cost of the Company's defined benefit plans included the following components:

	Year Ended December 31,
	2001	2000	1999
	(dollars in millions)
Service cost benefits earned during the year	$152	$159	$161
Interest cost on projected benefit obligation	246	235	217
Expected earnings on plan assets	(361)	(332)	(285)
Net amortization and deferral	15	3	4

Net pension expense	$52	$65	$97
Curtailments and settlements	25	—	—

Total pension expense	$77	$65	$97

The weighted-average actuarial assumptions for the Company's pension plans were as follows:

	December 31,
	2001	2000	1999
Discount rate	7.25%	7.75%	7.75%
Compensation increase	4.25%	4.75%	4.75%
Long-term rate of return	10.00%	10.00%	10.00%

Changes in projected benefit obligation and plan assets were:

	December 31,
	2001	2000	1999
	(dollars in millions)
Benefit obligation at beginning of year	$3,294	$3,137	$3,216
Service cost benefits earned during the year	152	159	161
Interest cost on projected benefit obligation	246	235	217
Curtailments and settlements	(171)	—	—
Transfer from DuPont	313	—	—
Actuarial (gains) and losses	360	22	(203)
Benefits paid	(280)	(259)	(254)

Benefit obligation at end of year	$3,914	$3,294	$3,137

Fair value of plan assets at beginning of year	$3,523	$3,490	$3,137
Actual earnings on plan assets	(188)	25	561
Employer contribution	300	267	46
Settlements	(65)	—	—
Transfer from DuPont	218	—	—
Benefits paid	(280)	(259)	(254)

Fair value of plan assets at end of year	$3,508	$3,523	$3,490

Plan assets in excess of (less than) projected benefit obligation	$(406)	$229	$353
Unamortized net obligation (assets) at adoption	6	7	(2)
Unrecognized prior service cost	107	55	37
Unrecognized net (gains) and losses	645	(83)	(385)

Net amount recognized	$352	$208	$3

Amounts recognized in the consolidated balance sheet consist of:
Prepaid benefit cost	$629	$405	$181
Accrued benefit liability	(314)	(214)	(190)
Other asset	37	17	12

Net amount recognized	$352	$208	$3

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $665 million, $562 million and $306 million, respectively, as of December 31, 2001, $332 million, $254 million and $47 million, respectively, as of December 31, 2000 and $319 million, $245 million and $56 million, respectively, as of December 31, 1999. This is attributable primarily to an unfunded benefit equalization plan and, at December 31, 2001, a DuPont Pharmaceuticals Company U.S. pension plan. The Company recognized a minimum pension liability of approximately $37 million and $17 million as of December 31, 2001 and 2000, respectively.

The principal defined contribution plan is the Bristol-Myers Squibb Savings and Investment Program. The Company's contribution is based on employee contributions and the level of Company match. Company contributions to the plan were $54 million in 2001, $53 million in 2000 and $49 million in 1999.

For additional information on the Company's retirement plans, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in this Form 10-K/A.

Note 19    POSTRETIREMENT BENEFIT PLANS OTHER THAN PENSIONS

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

Cost of the Company's postretirement benefit plans included the following components:

	Year Ended December 31,
	2001	2000	1999
	(dollars in millions)
Service cost-benefits earned during the year	$10	$9	$10
Interest cost on accumulated postretirement benefit obligation	45	39	36
Expected earnings on plan assets	(17)	(17)	(13)
Net amortization and deferral	1	(2)	1
Curtailments	3	—	—

Net postretirement benefit expense	$42	$29	$34

The weighted-average actuarial assumptions for the Company's postretirement benefit plans were as follows:

	December 31,
	2001	2000	1999
	(dollars in millions)
Discount rate	7.25%	7.75%	7.75%
Long-term rate of return	10.00%	10.00%	10.00%

Changes in benefit obligation and plan assets were:

	Year Ended December 31,
	2001	2000	1999
	(dollars in millions)
Benefit obligation at beginning of year	$548	$521	$507
Service cost benefits earned during the year	10	9	10
Interest cost on accumulated postretirement benefit obligation	45	39	36
Plan participants' contributions	3	2	2
Plan amendments	—	—	(9)
Actuarial (gains) and losses	77	21	16
Curtailments	5	—	—
Benefits paid	(49)	(44)	(41)

Benefit obligation at end of year	$639	$548	$521

	December 31,
	2001	2000	1999
	(dollars in millions)
Fair value of plan assets at beginning of year	$179	$152	$128
Actual earnings on plan assets	(11)	6	24
Employer contribution	46	63	39
Plan participants' contributions	3	2	2
Benefits paid	(49)	(44)	(41)

Fair value of plan assets at end of year	$168	$179	$152

Accumulated postretirement benefit obligation in excess of plan assets	$(471)	$(369)	$(369)
Unrecognized prior service cost	(5)	(5)	(6)
Unrecognized net (gains) and losses	70	(22)	(55)

Accrued postretirement benefit expense	$(406)	$(396)	$(430)

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
	(dollars in millions)
Effect on the aggregate of the service and interest cost components of net postretirement benefit expense	$2	$(2)
Effect on the accumulated postretirement benefit obligation	$26	$(24)

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS

Note 20    LITIGATION MATTERS

Various lawsuits, claims and proceedings are pending against the Company and certain of its subsidiaries. In accordance with SFAS No. 5, Accounting for Contingencies, the Company records accruals for such contingencies when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. The most significant of these litigation matters are described below.

TAXOL® LITIGATION

In 1997 and 1998, the Company filed several lawsuits asserting that a number of generic drug companies infringed its patents covering methods of administering paclitaxel when they filed Abbreviated New Drug Applications seeking regulatory approval to sell paclitaxel. These actions were consolidated for discovery in the U.S. District Court for the District of New Jersey (District Court). The Company did not assert a monetary claim against any of the defendants, but sought to prevent the defendants from marketing paclitaxel in a manner that violates its patents. The defendants asserted that they did not infringe the Company's patents and that these patents are invalid and unenforceable.

In early 2000, the District Court invalidated most claims of the Company's patents at issue. On April 20, 2001, the U.S. Court of Appeals for the Federal Circuit affirmed the District Court's summary judgment of the invalidity of all but two claims of the patents at issue. Those two claims relate to the low-dose, three-hour administration of paclitaxel in which the patient is given a specified regimen of premedicants before the administration of paclitaxel. The appellate court remanded those two claims to the District Court for further proceedings. In 2001, the Company filed an additional patent infringement suit against another company seeking to market generic paclitaxel.

In September 2000, one of the defendants received final approval from the U.S. Food and Drug Administration (FDA) for its Abbreviated New Drug Application for paclitaxel and is marketing the product. The FDA has since announced additional final approvals and sales of additional generic products have begun.

Some of the defendants asserted counterclaims seeking damages for alleged antitrust and unfair competition violations. The Company believed its patents were valid when it filed the suits, and the counterclaims asserted are believed to be without merit. The lawsuits with all defendants who asserted counterclaims have been settled, with the defendants agreeing to drop all claims relating to paclitaxel and the Company granting licenses to them under certain paclitaxel patent rights.

Since the filing of the initial patent infringement suits, six private actions have been filed by parties alleging antitrust, consumer protection and similar claims relating to the Company's actions to obtain and enforce patent rights. The plaintiffs seek declaratory judgment, damages (including treble and/or punitive damages where allowed), disgorgement and injunctive relief. In June 2002, a group of 32 state attorneys general, the District of Columbia, Puerto Rico and the Virgin Islands brought similar claims. In September 2000, the Federal Trade Commission (FTC) initiated an investigation relating to paclitaxel.

On January 7, 2003, the Company announced that it reached agreements in principle that would settle substantially all antitrust litigation surrounding TAXOL®. The amount of the TAXOL® antitrust settlements is expected to be $135 million; this amount was accrued in the third quarter of 2002. Certain important terms and conditions of the settlements remain to be finalized, and certain settlements require court approval. Final approval by the state attorneys general in the TAXOL® litigation is contingent upon further agreements relating to the terms of injunctive relief. Among the provisions remaining to be negotiated are the terms for incorporating certain claimants, including a number of health insurers, into the existing settlement framework. The Company is in discussions with a number of insurers. Whether they will ultimately join the proposed settlement cannot be predicted with certainty at this time.

The Company has also reached agreement with the FTC staff on the terms of a consent order that would resolve the FTC's investigation. The proposed consent order is subject to review and approval by the FTC commissioners. Other than with respect to the abovementioned proposed settlements, it is not possible at this time reasonably to assess the final outcome of these lawsuits or reasonably to estimate the possible loss or range of loss with respect to these lawsuits. If the proposed settlements do not become final or do not resolve all TAXOL®-related antitrust, consumer protection and similar claims, and if the Company were not to prevail in final, non-appealable determinations of ensuing litigation, the impact could be material.

BUSPAR LITIGATION

On November 21, 2000, the Company obtained a patent, U.S. Patent No. 6,150,365 ('365 patent), relating to a method of using BUSPAR or buspirone. The Company timely submitted information relating to the '365 patent to the FDA for listing in an FDA publication commonly known as the "Orange Book," and the FDA thereafter listed the patent in the Orange Book.

Delisting and Patent Suits. Generic-drug manufacturers sued the FDA and the Company to compel the delisting of the '365 patent from the Orange Book. Although one district court declined to order the delisting of the '365 patent, another ordered the Company to cause the delisting of the patent from the Orange Book. The Company complied with the court's order but appealed the decision to the United States Court of Appeals for the Federal Circuit. The appellate court reversed the district court that ordered the delisting. Concurrently, the Company sought to enforce the '365 patent in actions against two generic drug manufacturers.

Antitrust Suits. Following the delisting of the '365 patent from the Orange Book, a number of purchasers of buspirone and several generic drug makers filed lawsuits against the Company alleging that it improperly triggered statutory marketing exclusivity. The plaintiffs claimed that this was a violation of antitrust, consumer protection and other similar laws. The attorneys general of 36 states and Puerto Rico also filed suit against the Company with parallel allegations. The plaintiffs have amended their allegations to include charges that a 1994 agreement between the Company and a generic company improperly blocked the entry of generic buspirone into the market. Plaintiffs seek declaratory judgment, damages (including treble and/or punitive damages where allowed), disgorgement and injunctive relief.

Multidistrict Litigation (MDL) Proceedings. The Judicial Panel on MDL granted the Company's motions to have all of the patent and antitrust cases consolidated in a single forum. The court before which the buspirone litigations are now pending issued two opinions dated February 14, 2002. In the first opinion, the court found that the '365 patent does not cover uses of buspirone and therefore is not infringed. In the second opinion, the court denied the Company's motion to dismiss the federal antitrust and various state law claims. The second opinion allows the claims against the Company to proceed, except as to federal antitrust claims for damages accrued more than four years before the filing of the complaints.

Government Investigations. The FTC and a number of state attorneys general initiated investigations concerning the matters alleged in the antitrust suits and discussed above. The Company cooperated in these investigations. A number of attorneys general, but not all of them, filed an action against the Company, as noted above.

Proposed Settlements. On January 7, 2003, the Company announced that it reached agreements in principle that would settle substantially all antitrust litigation surrounding BUSPAR. The amount of the BUSPAR settlements is expected to be $535 million, of which $35 million was accrued in the fourth quarter of 2001, $90 million was accrued in the first quarter of 2002 and $410 million was accrued in the third quarter of 2002. Written settlement agreements with a number of parties have not been signed. Certain of these settlements require court approval. A number of health insurers have not agreed to the proposed settlement framework. Whether these cases will ultimately be settled cannot be predicted with certainty at this time.

The Company has also reached agreement with the FTC staff on the terms of a consent order that would resolve the FTC's investigation. The proposed consent order is subject to review and approval by the FTC commissioners.

Other than with respect to the abovementioned proposed settlements of BUSPAR antitrust litigation, it is not possible at this time reasonably to assess the final outcome of these lawsuits or reasonably to estimate the possible loss or range of loss with respect to these lawsuits. If the proposed settlements do not become final or do not resolve all BUSPAR-related antitrust, consumer protection and similar claims, and if the Company were not to prevail in final, non-appealable determinations of ensuing litigation, the impact could be material.

VANLEV LITIGATION

In April, May and June 2000, the Company, its former chairman of the board and chief executive officer, Charles A. Heimbold, Jr., and its former chief scientific officer, Peter S. Ringrose, Ph.D., were named as defendants in a number of class action lawsuits alleging violations of federal securities laws and regulations. These actions have been consolidated into one action in the U.S. District Court for the District of New Jersey. The plaintiff claims that the defendants disseminated materially false and misleading statements and failed to disclose material information concerning the safety, efficacy and commercial viability of its product VANLEV during the period November 8, 1999 through April 19, 2000.

In May 2002, the plaintiff submitted an amended complaint adding allegations that the Company, its present chairman of the board and chief executive officer, Peter R. Dolan, its former chairman of the board and chief executive officer, Charles A. Heimbold, Jr., and its former chief scientific officer, Peter S. Ringrose, Ph.D., disseminated materially false and misleading statements and/or failed to disclose material information concerning the safety, efficacy, and commercial viability of VANLEV during the period April 19, 2000 through March 20, 2002. A number of related class actions, making essentially the same allegations, were also filed in the U.S. District Court for the Southern District of New York. These actions have been transferred to the U.S. District Court for the District of New Jersey. The plaintiff purports to seek compensatory damages, costs and expenses on behalf of shareholders.

It is not possible at this time reasonably to assess the final outcome of this litigation or reasonably to estimate the possible loss or range of loss with respect to this litigation. If the Company were not to prevail in final, non-appealable determinations of this litigation, the impact could be material.

PLAVIX* LITIGATION

The Company is part owner of an entity that is a plaintiff in two pending patent infringement lawsuits in the United States District Court for the Southern District of New York, entitled Sanofi-Synthelabo, Sanofi-

Synthelabo Inc., and Bristol-Myers Squibb Sanofi Pharmaceuticals Holding Partnership v. Apotex Inc. and Apotex Corp., 02-CV-2255 (RWS) and Sanofi-Synthelabo, Sanofi-Synthelabo Inc. and Bristol-Myers Squibb Sanofi Pharmaceuticals Holding Partnership v. Dr. Reddy's Laboratories, LTD, and Dr. Reddy's Laboratories, Inc., 02-CV-3672 (RWS). The suits are based on U.S. Patent No. 4,847,265, which discloses and claims, among other things, the hydrogen sulfate salt of clopidogrel, which is marketed as PLAVIX*, and on U.S. Patent No. 5,576,328, which discloses and claims, among other things, the use of clopidogrel to prevent a secondary ischemic event. Plaintiffs' infringement position is based on defendants' filing of their Abbreviated New Drug Applications with the FDA, seeking approval to sell generic clopidogrel prior to the expiration of the patents in suit.

It is not possible at this time reasonably to assess the final outcome of these lawsuits or reasonably to estimate the possible loss or range of loss with respect to these lawsuits. If patent protection for PLAVIX* were lost, the impact on the Company's operations could be material.

OTHER SECURITIES MATTERS

During the period March through May 2002, the Company and a number of its current and former officers were named as defendants in a number of securities class action lawsuits alleging violations of federal securities laws and regulations. The plaintiffs variously alleged that the defendants disseminated materially false and misleading statements and failed to disclose material information concerning three different matters: (1) safety, efficacy and commercial viability of VANLEV (as discussed above), (2) the Company's sales incentives to certain wholesalers and the inventory levels of those wholesalers, and (3) the Company's investment in and relations with ImClone Systems Incorporated (ImClone), and ImClone's product, ERBITUX*. As discussed above, the allegations concerning VANLEV have been transferred to the U.S. District Court for the District of New Jersey and consolidated with the action pending there. The remaining actions have been consolidated and are pending in the U.S. District Court for the Southern District of New York. The allegations of these remaining actions cover the period January 2001 through April 2002. The plaintiffs seek compensatory damages, costs and expenses.

In October 2002, a number of the Company's officers, directors and former directors were named as defendants in a shareholder derivative suit pending in the U.S. District Court for the Southern District of New York. The Company is a nominal defendant. The suit alleges, among other things, violations of the federal securities laws and breaches of contract and fiduciary duty in connection with the Company's sales incentives to certain wholesalers, the inventory levels of those wholesalers and its investment in ImClone and ImClone's product, ERBITUX*. Two similar actions are pending in New York State court. Plaintiffs seek damages, costs and attorneys' fees.

In April 2002, the SEC initiated an inquiry into the wholesaler inventory issues referenced above, which became a formal investigation in August 2002. In December 2002, that investigation was expanded to include certain accounting issues, including issues related to the establishment of reserves, and accounting for certain asset and other sales. In October 2002, the United States Attorney's Office for the District of New Jersey announced an investigation into the wholesaler inventory issues referenced above, which has since expanded to cover the same subject matter as the SEC investigation. The Company is cooperating with both of these investigations.

It is not possible at this time reasonably to assess the final outcome of these litigations and investigations or reasonably to estimate the possible loss or range of loss with respect to these litigations and investigations. The Company is producing documents and actively cooperating with these investigations, which investigations could result in the assertion of criminal and/or civil claims. If the Company were not to prevail in final, non-appealable determinations of these litigations and investigations, the impact could be material.

ERISA LITIGATION

In December 2002 and in the first quarter of 2003, the Company and others were named as defendants in a number of class actions brought under the federal Employee Retirement Income Security Act (ERISA). The cases are pending in the U.S. District Courts for the Southern District of New York and the District of New Jersey. Plaintiffs allege that defendants breached various fiduciary duties imposed by ERISA and owed to participants in the Bristol-Myers Squibb Company Savings and Investment Program (Program), including a duty to disseminate material information concerning: (1) safety data of the Company's product VANLEV, (2) the Company's sales incentives to certain wholesalers and the inventory levels of those wholesalers, and (3) the Company's investment in and relations with ImClone, and ImClone's product, ERBITUX*. In connection with the above allegations, plaintiffs further assert that defendants breached fiduciary duties to diversify Program assets, to monitor investment alternatives, to avoid conflicts of interest, and to remedy alleged fiduciary breaches by co-fiduciaries. In the case pending in the District of New Jersey, plaintiffs additionally allege violation by defendants of a duty to disseminate material information concerning alleged anti-competitive activities related to the Company's products BUSPAR, TAXOL®, and PRAVACHOL. Plaintiffs seek to recover losses caused by defendants' alleged violations of ERISA and attorneys' fees.

It is not possible at this time reasonably to assess the final outcome of these matters or reasonably to estimate possible loss or range of loss with respect to these lawsuits. If the Company were not to prevail in final, non-appealable determinations of these matters, the impact could be material.

AVERAGE WHOLESALE PRICING LITIGATION

The Company, together with a number of other pharmaceutical manufacturers, is a defendant in a series of state and federal actions by private plaintiffs, brought as purported class actions, and complaints filed by the attorneys general of two states and one county, alleging that the manufacturers' reporting of prices for certain products has resulted in a false and overstated Average Wholesale Price (AWP), which in turn improperly inflated the reimbursement paid by Medicare beneficiaries, insurers, state Medicaid programs, medical plans, and others to health care providers who prescribed and administered those products. The federal cases (and many of the state cases, including the attorney general cases, which have been removed to federal courts) have been consolidated for pre-trial purposes and transferred to the United States District Court for the District of Massachusetts, In re Pharmaceutical Industry Average Wholesale Price Litigation (AWP MultiDistrict Litigation). On September 6, 2002, several of the private plaintiffs in the AWP MultiDistrict Litigation filed a Master Consolidated Complaint (Master Complaint), which superseded the complaints in their pre-consolidated constituent cases. The Master Complaint asserts claims under the federal RICO statute and state consumer protection and fair trade statutes. The Company and the other defendants moved to dismiss the Master Complaint, and motions were heard on January 13, 2003. The Nevada and Montana Attorneys General have moved to have their respective cases remanded to state court and argument on the motion is scheduled for March 7, 2003. The Company is also a defendant in related state court proceedings in New York, New Jersey, California, Arizona and Tennessee, and in one federal court proceeding in New York commenced by the County of Suffolk. The

New York and New Jersey state court proceedings are currently stayed. The Company, and the other defendants, have removed, or intend to remove, the other state court cases to federal court and will seek to have them transferred to the AWP MultiDistrict Litigation. The Company anticipates that the County of Suffolk case will also be transferred there. Plaintiffs seek damages as well as injunctive relief aimed at manufacturer price reporting practices. These cases are at a very preliminary stage, and the Company is unable to assess the outcome and any possible effect on its business and profitability, or reasonably to estimate possible loss or range of loss with respect to these cases.

The Company, together with a number of other pharmaceutical manufacturers, also has received subpoenas and other document requests from various government agencies seeking records relating to its pricing and marketing practices for drugs covered by Medicare and/or Medicaid. The requests for records have come from the United States Attorney's Office for the District of Massachusetts, the Office of the Inspector General of the Department of Health and Human Services in conjunction with the Civil Division of the Department of Justice, and several states.

The Company is producing documents and actively cooperating with these investigations, which could result in the assertion of criminal and/or civil claims. The Company is unable to assess the outcome of, or to reasonably estimate the possible loss or range of loss with respect to, these investigations, which could include the imposition of fines, penalties and administrative remedies.

BREAST IMPLANT LITIGATION

The Company, together with its subsidiary Medical Engineering Corporation (MEC) and certain other companies, remains a defendant in a number of claims and lawsuits alleging damages for personal injuries of various types resulting from polyurethane-covered breast implants and smooth-walled breast implants formerly manufactured by MEC or a related company. The vast majority of claims against the Company in direct lawsuits have been resolved through settlements or trial. Likewise, claims or potential claims against the Company registered in the nationwide class action settlement approved by the Federal District Court in Birmingham, Alabama (Revised Settlement), have been or will be resolved through the Revised Settlement. The Company has established accruals in respect of breast implant product liability litigation. The Company believes that any possible loss in addition to the amounts accrued will not be material.

Note 21    SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

For a description of the restatement items and the effect on annual periods for 2001 and 2000, which also affect the unaudited quarterly data, see Note 2, Restatement of Previously Issued Financial Statements, to these restated consolidated financial statements.

	First Quarter		Second Quarter		Third Quarter
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
	(dollars in millions, except per share data)
2001:
Net Sales(1)	$4,689	$4,631	$4,709	$4,319	$4,743	$4,530
Gross Margin	3,406	3,368	3,362	3,054	3,412	3,213
Net Earnings from Continuing Operations(2)	1,243	1,217	1,102	954	1,231	1,173
Discontinued Operations, net(3)	93	93	99	99	14	14

Net Earnings	$1,336	$1,310	$1,201	$1,053	$1,245	$1,187

Earnings per Common Share
Basic
Earnings from Continuing Operations(2)	$.64	$.62	$.57	$.49	$.64	$.60
Discontinued Operations, net(3)	.05	.05	.05	.05	—	.01

Net Earnings	$.69	$.67	$.62	$.54	$.64	$.61

Diluted(4)
Earnings from Continuing Operations(2)	$.63	$.61	$.56	$.49	$.63	$.60
Discontinued Operations, net(3)	.05	.05	.05	.05	—	.01

Net Earnings	$.68	$.66	$.61	$.54	$.63	$.61

2000:
Net Sales	$4,451	$4,432	$4,418	$4,411	$4,563	$4,183
Gross Margin	3,310	3,282	3,288	3,285	3,363	3,006
Net Earnings from Continuing Operations(2)	1,129	1,106	1,005	982	893	717
Discontinued Operations, net(3)	92	92	86	86	343	369

Net Earnings	$1,221	$1,198	$1,091	$1,068	$1,236	$1,086

Earnings per Common Share
Basic
Earnings from Continuing Operations(2)	$.57	$.56	$.51	$.50	$.45	$.36
Discontinued Operations, net(3)	.05	.05	.04	.04	.18	.19

Net Earnings	$.62	$.61	$.55	$.54	$.63	$.55

Diluted(4)
Earnings from Continuing Operations(2)	$.56	$.55	$.50	$.49	$.45	$.36
Discontinued Operations, net(3)	.05	.05	.04	.04	.17	.19

Net Earnings	$.61	$.60	$.54	$.53	$.62	$.55

	Fourth Quarter		Year
	As Previously Reported	As Restated	As Previously Reported	As Restated
	(dollars in millions, except per share data)
2001:
Net Sales(1)	$5,282	$4,659	$19,423	$18,139
Gross Margin	3,668	3,050	13,848	12,685
Net Earnings from Continuing Operations(2)	(1,049)	(1,301)	2,527	2,043
Discontinued Operations, net(3)	2,512	2,585	2,718	2,791

Net Earnings	$1,463	$1,284	$5,245	$4,834

Earnings per Common Share
Basic
Earnings from Continuing Operations(2)	$(.54)	$(.67)	$1.30	$1.05
Discontinued Operations, net(3)	1.29	1.34	1.40	1.44

Net Earnings	$.75	$.66	$2.70	$2.49

Diluted(4)
Earnings from Continuing Operations(2)	$(.54)	$(.66)	$1.29	$1.04
Discontinued Operations, net(3)	1.29	1.34	1.38	1.42

Net Earnings	$.75	$.67	$2.67	$2.46

2000:
Net Sales	$4,784	$4,669	$18,216	$17,695
Gross Margin	3,496	3,393	13,457	12,966
Net Earnings from Continuing Operations(2)	1,069	1,025	4,096	3,830
Discontinued Operations, net(3)	94	94	615	641

Net Earnings	$1,163	$1,119	$4,711	$4,471

Earnings per Common Share
Basic
Earnings from Continuing Operations(2)	$.55	$.52	$2.08	$1.95
Discontinued Operations, net(3)	.05	.05	.32	.33

Net Earnings	$.60	$.57	$2.40	$2.28

Diluted(4)
Earnings from Continuing Operations(2)	$.54	$.52	$2.05	$1.92
Discontinued Operations, net(3)	.05	.04	.31	.32

Net Earnings	$.59	$.56	$2.36	$2.24

(1)
In 2001, the fourth quarter includes sales by DuPont of $331 million.

(2)
In 2001, includes pre-tax gain on sales of businesses/product lines of $32 million in the first quarter, $67 million in the second quarter, $287 million in the third quarter and $89 million in the fourth quarter. The first quarter, third quarter and fourth quarter also include pre-tax charges for acquired in-process research and development of $3 million, $23 million and $2,746 million, respectively. The second quarter, third quarter and fourth quarter include $9 million of reversals of prior restructuring liabilities and restructuring and other charges of $219 million and $505 million, respectively. In addition, $61 million of costs related to the DuPont acquisition are included in the fourth quarter. In 2000, the first quarter results included a gain on the sale of a business of $175 million and a provision for restructuring and other items of $102 million. The second quarter results included a gain on the sale of a business of $41 million and a provision for restructuring and other items of $21 million. The third quarter results included a provision for restructuring and other items of $360 million.

(3)
In 2001, the fourth quarter results included a gain on the sale of a business of $4,275 million ($2,565 million after taxes). In 2000, the first quarter results included a pre-tax provision for restructuring of $18 million ($11 million after taxes). The third quarter results included a pre-tax gain on the sale of a business of $444 million ($266 million after taxes) and a pre-tax provision for restructuring of $16 million ($10 million after taxes).

(4)
Common equivalent shares have been excluded from the computation of diluted loss per share in the fourth quarter 2001 because the effect would be antidilutive.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and Stockholders of
Bristol-Myers Squibb Company

In our opinion, the restated consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 97 present fairly, in all material respects, the restated financial position of Bristol-Myers Squibb Company and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows as restated for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the restated financial statement schedule listed in the index appearing under Item 14(a)(2) on page 97 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 2, Restatement of Previously Issued Financial Statements, the Company has restated previously issued financial statements.

As described in Note 1, Accounting Policies, the Company changed its method of accounting for business combinations and goodwill for transactions consummated subsequent to June 30, 2001.

/s/ PricewaterhouseCoopers LLP PRICEWATERHOUSECOOPERS LLP New York, New York March 18, 2003

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART IV

Item 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)

		Page Number
1.	Restated Consolidated Financial Statements	41-44
	Notes to Restated Consolidated Financial Statements	45-95
	Report of Independent Accountants	96
2.	Financial Statements Schedule	108
	Schedule Number	Page Number
Valuation and Qualifying Accounts	II	108

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

3a.	Restated Certificate of Incorporation of Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 4a to Registrant's Registration Statement on Form S-3, Registration Statement No. 33-33682, dated March 7, 1990, as amended as of May 5, 1999 by Certificate of Amendment incorporated herein by reference to Exhibit 3a to Form 10-K for the fiscal year ended December 31, 1999).
3b.	Bylaws of Bristol-Myers Squibb Company, as amended as of November 6, 2001, previously filed as an exhibit to this Annual Report on Form 10-K.
4a.	Letter of Agreement dated March 28, 1984 (incorporated herein by reference to Exhibit 4 to Form 10-K for the fiscal year ended December 31, 1983).
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
**10h.
Benefit Equalization Plan of Bristol-Myers Squibb Company and its Subsidiary or Affiliated Corporations Participating in the Bristol- Myers Squibb Company Savings and Investment Program, as amended (as amended and restated effective as of January 1, 1996) (previously filed).
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
**10m.
Bristol-Myers Squibb Company Non-Employee Directors' Stock Option Plan, as amended (as approved by the Stockholders on May 1, 1990, incorporated herein by reference to Exhibit 28 to Registration Statement No. 33-38587 on Form S-8; as amended May 7, 1991, incorporated herein by reference to Exhibit 19c to the Form 10-K for the fiscal year ended December 31, 1991; as amended January 12, 1999, incorporated herein by reference to Exhibit 10m to the Form 10-K for the fiscal year ended December 31, 1998; as amended May 2, 2000, incorporated herein by reference to Exhibit 10M to the Form 10-Q for the quarterly period ended March 31, 2000.
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
21.	Subsidiaries of the Registrant (previously filed).
23.	Consent of PricewaterhouseCoopers LLP (filed herewith).
99.1	Section 906 Certification Letter (filed herewith).
99.2	Section 906 Certification Letter (filed herewith).

(b)    Reports on Form 8-K

  On October 12, 2001, the Company filed a Form 8-K announcing the completion of the purchase of the DuPont Pharmaceuticals business on October 1, 2001.

  On November 15, 2001, the Company filed a Form 8-K announcing the completion of the sale of its Clairol beauty care business to Procter & Gamble.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRISTOL-MYERS SQUIBB COMPANY
(Registrant)
By:	/s/ PETER R. DOLAN Peter R. Dolan Chairman of the Board of Directors and Chief Executive Officer
Date: March 18, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ PETER R. DOLAN (Peter R. Dolan)	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 18, 2003
/s/ ANDREW R.J. BONFIELD (Andrew R.J. Bonfield)	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 18, 2003
/s/ DAVID L. ZABOR (David L. Zabor)	Vice President and Controller (Principal Accounting Officer)	March 18, 2003
/s/ ROBERT E. ALLEN (Robert E. Allen)	Director	March 18, 2003
/s/ LEWIS B. CAMPBELL (Lewis B. Campbell)	Director	March 18, 2003
/s/ VANCE D. COFFMAN (Vance D. Coffman)	Director	March 18, 2003
/s/ ELLEN V. FUTTER (Ellen V. Futter)	Director	March 18, 2003

/s/ LOUIS V. GERSTNER (Louis V. Gerstner, Jr.)	Director	March 18, 2003
/s/ LAURIE H. GLIMCHER (Laurie H. Glimcher, M.D.)	Director	March 18, 2003
/s/ LEIF JOHANSSON (Leif Johansson)	Director	March 18, 2003
/s/ JAMES D. ROBINSON (James D. Robinson III)	Director	March 18, 2003
/s/ LOUIS W. SULLIVAN (Louis W. Sullivan, M.D.)	Director	March 18, 2003

CERTIFICATIONS PURSUANT TO SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION BY CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE OFFICER

I, Peter R. Dolan, certify that:

  1.
  I have reviewed Bristol-Myers Squibb Company's Amendment No. 1 to the Annual Report on Form 10-K for the year ended December 31, 2001;

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: March 18, 2003

/s/ Peter R. Dolan
Peter R. Dolan
Chairman of the Board and
Chief Executive Officer

CERTIFICATION BY THE SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

I, Andrew R.J. Bonfield, certify that:

  1.
  I have reviewed Bristol-Myers Squibb Company's Amendment No. 1 to the Annual Report on Form 10-K for the year ended December 31, 2001;

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: March 18, 2003

/s/ Andrew R.J. Bonfield
Andrew R.J. Bonfield
Senior Vice President and
Chief Financial Officer

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

Exhibit No.	Description	Page No.
3a.	Restated Certificate of Incorporation of Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 4a to Registration Statement No. 33 — 33682 on Form S-3, dated March 7, 1990, as amended as of May 5, 1999 by Certificate of Amendment incorporated herein by reference to Exhibit 3a to Form 10-K for the fiscal year ended December 31, 1999).	*
3b.	Bylaws of Bristol-Myers Squibb Company, as amended as of November 6, 2001 previously filed as an exhibit to this Annual Report on Form 10-K.	*
4a.	Letter of Agreement dated March 28, 1984 (incorporated herein by reference to Exhibit 4 to Form 10-K for the fiscal year ended December 31, 1983).	*
4b.	Indenture, dated as of June 1, 1993, between Bristol-Myers Squibb Company and The Chase Manhattan Bank (National Association), as trustee (incorporated herein by reference to Exhibit 4.1 to the Form 8-K dated May 27, 1993, and filed on June 3, 1993).	*
4c.	Form of 7.15% Debenture Due 2023 of Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 4.2 to the Form 8-K dated May 27, 1993, and filed on June 3, 1993).	*
4d.	Form of 6.80% Debenture Due 2026 of Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 4e to the Form 10-K for the fiscal year ended December 31, 1996).	*
4e.	Form of 6.875% Debenture Due 2097 of Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 4f to the Form 10-Q for the quarterly period ended September 30, 1997).	*
4f.	Five Year Competitive Advance and Revolving Credit Facility Agreement dated as of March 17, 1998 among Bristol- Myers Squibb Company, the Borrowing Subsidiaries (as defined in the Agreement), the Lenders listed in Schedule 2.1 to the Agreement, The Chase Manhattan Bank as Administrative Agent and Citibank, N.A., as Administrative Agent incorporated herein by reference to Exhibit 4F to the Form 10-K for the fiscal year ended December 31, 1997.	*
4g.	364-Day Competitive Advance and Revolving Credit Facility Agreement dated as of March 17, 1998 among Bristol- Myers Squibb Company, the Borrowing Subsidiaries (as defined in the Agreement), the Lenders listed in Schedule 2.1 to the Agreement, The Chase Manhattan Bank as Administrative Agent and Citibank, N.A., as Administrative Agent incorporated herein by reference to Exhibit 4g to the Form 10-K for the fiscal year ended December 31, 1997.	*
4h.	Form of 4.75% Note Due 2006 and Form of 5.75% Note Due 2011 of Bristol-Myers Squibb Company (incorporated herein by reference to the Form 424(b)(5) filed on September 26, 2001).	*
**10a.	Bristol-Myers Squibb Company 1997 Stock Incentive Plan, effective as of May 6, 1997 and as amended effective November 3, 1998 (incorporated herein by reference to Exhibit 10a to the Form 10-K for the fiscal year ended December 31, 1998).	*

**10b	Bristol-Myers Squibb Company Executive Performance Incentive Plan (incorporated herein by reference to Exhibit 10b to the Form 10-K for the fiscal year ended December 31, 1996).	*
**10c.	Bristol-Myers Squibb Company 1983 Stock Option Plan, as amended and restated as of January 1, 1997, as amended November 3, 1998 (incorporated herein by reference to Exhibit 10c to the Form 10-K for the fiscal year ended December 31, 1998).	*
**10d.	Squibb Corporation 1982 Option, Restricted Stock and Performance Unit Plan, as amended (incorporated herein by reference to Exhibit 10b to the Form 10-K for the fiscal year ended December 31, 1993).	*
**10e.	Squibb Corporation 1986 Option, Restricted Stock and Performance Unit Plan, as amended (as adopted, incorporated herein by reference to Exhibit 10k to the Squibb Corporation Form 10-K for the fiscal year ended December 31, 1988, File No. 1-5514; as amended effective July 1, 1993, incorporated herein by reference to Exhibit 10c to the Form 10-K for the fiscal year ended December 31, 1993).	*
**10f.	Bristol-Myers Squibb Company Performance Incentive Plan, as amended (as adopted, incorporated herein by reference to Exhibit 2 to the Form 10-K for the fiscal year ended December 31, 1978; as amended as of January 8, 1990, incorporated herein by reference to Exhibit 19b to the Form 10-K for the fiscal year ended December 31, 1990; as amended on April 2, 1991, incorporated herein by reference to Exhibit 19b to the Form 10-K for the fiscal year ended December 31, 1991; as amended effective January 1, 1994, incorporated herein by reference to Exhibit 10d to the Form 10-K for the fiscal year ended December 31, 1993); and as amended effective January 1, 1994, incorporated herein by reference to Exhibit 10d to the Form 10-K for the fiscal year ended December 31, 1994.	*
**10g.	Benefit Equalization Plan of Bristol-Myers Squibb Company and its Subsidiary or Affiliated Corporations Participating in the Bristol-Myers Squibb Company Retirement Income Plan or the Bristol-Myers Squibb Puerto Rico, Inc. Retirement Income Plan, as amended (as amended and restated as of January 1, 1993, as amended effective October 1, 1993, incorporated herein by reference to Exhibit 10e to the Form 10-K for the fiscal year ended December 31, 1993; and as amended effective February 1, 1995, incorporated herein by reference to Exhibit 10e to the Form 10-K for the fiscal year ended December 31, 1995).	*
**10h	Benefit Equalization Plan of Bristol-Myers Squibb Company and its Subsidiary or Affiliated Corporations Participating in the Bristol-Myers Squibb Company Savings and Investment Program, as amended (as amended and restated effective as of January 1, 1996) (previously filed).	*
**10i	Squibb Corporation Supplementary Pension Plan, as amended (as previously amended and restated, incorporated herein by reference to Exhibit 19g to the Form 10-K for the fiscal year ended December 31, 1991; as amended as of September 14, 1993, incorporated herein by reference to Exhibit 10g to the Form 10-K for the fiscal year ended December 31, 1993).	*
**10j.	Bristol-Myers Squibb Company Restricted Stock Award Plan, as amended (as adopted on November 7, 1989, incorporated herein by reference to Exhibit 10t to the Form 10-K for the fiscal year ended December 31, 1989; as amended on December 4, 1990, incorporated herein by reference to Exhibit 19a to the Form 10-K for the fiscal year ended December 31, 1990; as amended July 1, 1993, incorporated herein by reference to Exhibit 10h to the Form 10-K for the fiscal year ended December 31, 1993; as amended effective December 6, 1994, incorporated herein by reference to Exhibit 10h to the Form 10-K for the fiscal year ended December 31, 1994).	*

**10k.	Bristol-Myers Squibb Company Retirement Income Plan for Non-Employee Directors, as amended to March 5, 1996 (incorporated herein by reference to Exhibit 10k to the Form 10-K for the fiscal year ended December 31, 1996).	*
**10l.	Bristol-Myers Squibb Company 1987 Deferred Compensation Plan for Non-Employee Directors, as amended to January 13, 1998 (incorporated herein by reference to Exhibit 101 to the Form 10-K for the fiscal year ended December 31, 1997).	*
**10m.	Bristol-Myers Squibb Company Non-Employee Directors' Stock Option Plan, as amended (as approved by the Stockholders on May 1, 1990, incorporated herein by reference to Exhibit 28 to Registration Statement No. 33 — 38587 on Form S-8; as amended May 7, 1991, incorporated herein by reference to Exhibit 19c to the Form 10-K for the fiscal year ended December 31, 1991; as amended January 12, 1999, incorporated herein by reference to Exhibit 10m to the Form 10-K for the fiscal year ended December 31, 1998; as amended May 2, 2000, incorporated herein by reference to Exhibit 10m to the Form 10-Q for the quarterly period ended March 31, 2000).	*
**10n.	Squibb Corporation Deferral Plan for Fees of Outside Directors, as amended (as adopted, incorporated herein by reference to Exhibit 10e to the Squibb Corporation Form 10-K for the fiscal year ended December 31, 1987, File No. 1-5514; as amended effective December 31, 1991, incorporated herein by reference to Exhibit 10m to the Form 10-K for the fiscal year ended December 31, 1992).	*
**10o.	Amendment to all of the Company's plans, agreements, legal documents and other writings, pursuant to action of the Board of Directors on October 3, 1989, to reflect the change of the Company's name to Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 10v to the Form 10-K for the fiscal year ended December 31, 1989).	*
**10p.	Employment agreement of March 12, 1999 for Charles A. Heimbold, Jr. (incorporated herein by reference to Exhibit 10p to the Form 10-K for the fiscal year ended December 31, 1998).	*
**10q.	Form of Agreement entered into between the Registrant and each of the following officers on the following dates: Stephen E. Bear, December 4, 2001; Peter R. Dolan, July 29, 1999; Donald J. Hayden, Jr., July 30, 1999; Tamar D. Howson, October 11, 2001; Richard J. Lane, August 6, 1999; John L. McGoldrick, August 10, 1999; Peter S. Ringrose, Ph.D., August 5, 1999; Frederick S. Schiff, July 29, 1999; and John L. Skule, August 5, 1999. (incorporated herein by reference to Exhibit 10q to the Form 10-Q for the quarterly period ended September 30, 1999).	*
21.	Subsidiaries of the Registrant (previously filed).	*
23.	Consent of PricewaterhouseCoopers LLP (filed herewith).	E-23-1
99.1	Section 906 Certification Letter (filed herewith).	E-99-1
99.2	Section 906 Certification Letter (filed herewith).	E-99-2

SCHEDULE II

BRISTOL-MYERS SQUIBB COMPANY
VALUATION AND QUALIFYING ACCOUNTS
(dollars in millions)

Description	Balance at Beginning of period	Additions charged to costs and expenses	Deductions- bad debts written off	Balance at End of period
Allowances for Discounts and Doubtful accounts:
For the year ended December 31, 2001 (restated)	$154	$49	$81	$122
For the year ended December 31, 2000 (restated)	$162	$37	$45	$154
For the year ended December 31, 1999 (restated)	$147	$65	$50	$162

See Note 2, Restatement of Previously Issued Financial Statements, to the restated consolidated financial statements included in this Form 10-K/A.

QuickLinks

Five-Year Financial Summary
BRISTOL-MYERS SQUIBB COMPANY CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME AND RETAINED EARNINGS (dollars in millions)
BRISTOL-MYERS SQUIBB COMPANY CONSOLIDATED BALANCE SHEET (dollars in millions)
BRISTOL-MYERS SQUIBB COMPANY CONSOLIDATED STATEMENT OF CASH FLOWS (dollars in millions)
BRISTOL-MYERS SQUIBB COMPANY NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS
BRISTOL-MYERS SQUIBB COMPANY NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS
BRISTOL-MYERS SQUIBB COMPANY NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS
BRISTOL-MYERS SQUIBB COMPANY NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS
BRISTOL-MYERS SQUIBB COMPANY NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS
BRISTOL-MYERS SQUIBB COMPANY NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS
BRISTOL-MYERS SQUIBB COMPANY NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS
BRISTOL-MYERS SQUIBB COMPANY NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT ACCOUNTANTS
PART IV
SIGNATURES
CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION BY THE SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
EXHIBIT INDEX