Form 10-Q
period 2002-09-30
BRISTOL MYERS SQUIBB CO
filed 2003-03-19
CIK 14272

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

Yes    ☐                No    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes    ☒                No    ☐

At January 31, 2003, there were 1,936,997,518 shares outstanding of the Registrant's $0.10 par value Common Stock.

Explanatory Note

As a result of the restatement of previously issued financial statements, which is described in Note 2, Restatement of Previously Issued Financial Statements, to the accompanying consolidated financial statements, Bristol-Myers Squibb Company delayed filing this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002. As previously disclosed, this delay resulted in a breach by the Company of delivery of Securities and Exchange Commission filing obligations under the 1993 Indenture between Bristol-Myers Squibb Company and JPMorgan Chase Bank (formerly The Chase Manhattan Bank), as the trustee, and certain other credit agreements, and gave certain rights to the trustee under the 1993 Indenture and the respective lenders under such credit agreements to accelerate maturity of the Company's indebtedness. Neither the trustee nor the respective lenders exercised their right to accelerate. By filing this Form 10-Q with the Securities and Exchange Commission and delivering a copy of this Form 10-Q to the trustee under the 1993 Indenture and to lenders under these other credit agreements, the Company has cured the noncompliance with the abovementioned obligations in the 1993 Indenture and these other credit agreements. Accordingly, the debt outstanding under the 1993 Indenture and these other credit agreements no longer can be accelerated and has not been classified as current on the Company's consolidated balance sheet.

For a description of the restatement, see Note 2, Restatement of Previously Issued Financial Statements, to the accompanying consolidated financial statements and Note 2, Restatement of Previously Issued Financial Statements, to the restated consolidated financial statements included in Amendment No. 1 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 2001, which is being filed concurrently with this Form 10-Q.

BRISTOL-MYERS SQUIBB COMPANY

INDEX TO FORM 10-Q

September 30, 2002

Page
PART I—FINANCIAL INFORMATION
Item 1.
Financial Statements (unaudited):
Consolidated Balance Sheet at September 30, 2002 and December 31, 2001 (restated)	4
Consolidated Statement of Earnings, Comprehensive Income and Retained Earnings for the three and nine months ended September 30, 2002 and September 30, 2001 (restated)	5-6
Consolidated Statement of Cash Flows for the nine months ended September 30, 2002 and September 30, 2001 (restated)	7
Notes to Consolidated Financial Statements	8-31
Report of Independent Accountants	32
Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations	33-50
Item 3.
Quantitative and Qualitative Disclosures About Market Risk	50
Item 4.
Controls and Procedures	50-51
PART II—OTHER INFORMATION
Item 1.
Legal Proceedings	52-56
Item 5.
Submission of Matters to a Vote of Security Holders	57
Item 6.
Exhibits and Reports on Form 8-K	57
Signatures	58
Certifications	59-60

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	September 30, 2002	Restated December 31, 2001
	(dollars in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$3,562	$5,500
Time deposits and marketable securities	35	154
Receivables, net of allowances: $129 and $122	3,617	3,992
Inventories:
Finished goods	902	833
Work in process	443	411
Raw and packaging materials	271	247
Consignment inventory	119	208

Total Inventories	1,735	1,699
Prepaid expenses	1,624	1,904

Total Current Assets	10,573	13,249

Property, plant and equipment	8,561	7,972
Less: Accumulated depreciation	3,318	3,085

	5,243	4,887

Goodwill	4,865	5,119
Intangible assets, net	1,931	2,084
Other assets	2,356	2,473

Total Assets	$24,968	$27,812

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Short-term borrowings	$799	$174
Deferred revenue on consigned inventory	1,157	2,026
Accounts payable	1,427	1,478
Dividends payable	542	542
Accrued litigation settlements	614	35
Accrued expenses	2,252	3,141
Accrued rebates and returns	788	888
U.S. and foreign income taxes payable	559	2,825

Total Current Liabilities	8,138	11,109
Other liabilities	1,430	1,391
Long-term debt	6,204	6,237

Total Liabilities	15,772	18,737

Commitments and contingencies
Stockholders' Equity:
Preferred stock, $2 convertible series: Authorized 10 million shares; issued and outstanding 8,598 in 2002 and 8,914 in 2001, liquidation value of $50 per share	—	—
Common stock, par value of $0.10 per share: Authorized 4.5 billion shares; issued 2,200,790,733 in 2002 and 2,200,010,476 in 2001	220	220
Capital in excess of par value of stock	2,492	2,403
Other accumulated comprehensive loss	(1,037)	(1,117)
Retained earnings	19,023	18,958

	20,698	20,464
Less cost of treasury stock—264,045,175 common shares in 2002 and 264,389,570 in 2001	11,502	11,389

Total Stockholders' Equity	9,196	9,075

Total Liabilities and Stockholders' Equity	$24,968	$27,812

The accompanying notes are an integral part of these financial statements.

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED STATEMENT OF EARNINGS,

COMPREHENSIVE INCOME AND RETAINED EARNINGS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
EARNINGS	2002	Restated 2001	2002	Restated 2001
	(dollars and shares in millions, except per share data)
Net Sales	$4,537	$4,500	$13,325	$13,375

Cost of products sold	1,654	1,317	4,622	3,846
Marketing, selling and administrative	971	906	2,820	2,780
Advertising and product promotion	302	280	906	1,011
Research and development	535	485	1,564	1,466
Acquired in-process research and development	7	23	167	26
Gain on sales of businesses/product lines	—	(287)	(30)	(386)
Provision for restructuring and other items	(11)	152	(10)	143
Litigation settlement charge	569	42	659	42
Asset impairment charge for ImClone	379	—	379	—
Other (income)/expense, net	16	(21)	181	(52)

	4,422	2,897	11,258	8,876

Earnings from Continuing Operations Before Minority Interest and Income Taxes	115	1,603	2,067	4,499
Provision (benefit) for income taxes	(252)	385	290	1,078
Minority interest, net of taxes(1)	28	45	117	77

Earnings from Continuing Operations	339	1,173	1,660	3,344

Discontinued Operations:
Net earnings	—	14	—	206
Adjustment to prior period net gain on disposal	18	—	32	—

	18	14	32	206

Net Earnings	$357	$1,187	$1,692	$3,550

Earnings Per Common Share
Basic
Earnings from Continuing Operations	$.18	$.60	$.86	$1.72

Discontinued Operations:
Net earnings	—	.01	—	.11
Adjustment to prior period net gain on disposal	.01	—	.02	—

	.01	.01	.02	.11

Net Earnings	$.19	$.61	$.88	$1.83

Diluted
Earnings from Continuing Operations	$.17	$.60	$.85	$1.70

Discontinued Operations:
Net earnings	—	.01	—	.10
Adjustment to prior period net gain on disposal	.01	—	.02	—

	.01	.01	.02	.10

Net Earnings	$.18	$.61	$.87	$1.80

Average Common Shares Outstanding
Basic	1,936	1,936	1,936	1,941
Diluted	1,941	1,960	1,943	1,967
Dividends declared per Common Share	$.280	$.275	$.840	$.825

(1)
Includes minority interest expense and income from unconsolidated affiliates.

The accompanying notes are an integral part of these financial statements.

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED STATEMENT OF EARNINGS,

COMPREHENSIVE INCOME AND RETAINED EARNINGS (Continued)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	]2002	Restated 2001	2002	Restated 2001
	(dollars in millions)
COMPREHENSIVE INCOME (LOSS)
Net Earnings	$357	$1,187	$1,692	$3,550

Other Comprehensive Income
Foreign currency translation, net of tax benefit of $9 and taxes of $52 for the three months ended September 30, 2002 and 2001; and net of tax benefit of $20 for the nine months ended September 30, 2002 and taxes of $20 for the nine months ended September 30, 2001.	93	1	101	31
Decline in market value of investments	(13)	—	(13)	—
Deferred losses on derivatives qualifying as hedges, net of tax benefit of $13 and $49 for the three months ended September 30, 2002 and 2001; and net of tax benefit of $5 and $30 for the nine months ended September 30, 2002 and 2001	(35)	(81)	(8)	(55)

Total Other Comprehensive Income (Loss)	45	(80)	80	(24)

Comprehensive Income	$402	$1,107	$1,772	$3,526

RETAINED EARNINGS
Retained Earnings, January 1			$18,958	$16,422
Net Earnings			1,692	3,550

Cash dividends declared			(1,627)	(1,600)
Zimmer Common Stock dividend			—	(156)

Retained Earnings, September 30			$19,023	$18,216

The accompanying notes are an integral part of these financial statements.

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2002	Restated 2001
	(dollars in millions)
Cash Flows From Operating Activities:
Net earnings	$1,692	$3,550
Depreciation	321	332
Amortization	228	168
Litigation settlement charge	669	42
Provision for restructuring and other items	(25)	169
Acquired in-process research and development	167	26
Asset impairment charge for ImClone	379	—
Gain on sales of businesses/product lines	(95)	(386)
Other operating items	44	15
Receivables	303	(409)
Inventories	46	(177)
Deferred revenue on consigned inventory	(869)	648
Accounts payable and accrued expenses	(555)	(405)
Income taxes	(2,046)	95
Product liability	(21)	(128)
Insurance recoverable	150	163
Pension contribution to the U.S. retirement income plan	(150)	(215)
Other assets and liabilities	26	(52)

Net Cash Provided by Operating Activities	264	3,436

Cash Flows From Investing Activities:
Proceeds from sales of time deposits and marketable securities	362	1,030
Purchases of time deposits and marketable securities	(231)	(1,120)
Additions to property, plant and equipment	(714)	(687)
Proceeds from product divestitures	88	447
Adjustments to proceeds from sale of Clairol	45	—
Cash held for acquisition of DuPont	—	(7,156)
Other business acquisitions (including purchase of trademarks/patents)	(222)	(298)
Other, net	(379)	(151)

Net Cash (Used) in Investing Activities	(1,051)	(7,935)

Cash Flows From Financing Activities:
Short-term borrowings	497	1,976
Long-term debt borrowings	3	4,853
Long-term debt repayments	(6)	(2)
Issuances of common stock under stock plans	129	202
Purchases of treasury stock	(154)	(1,320)
Dividends paid	(1,626)	(1,604)

Net Cash (Used in) Provided by Financing Activities	(1,157)	4,105

Effect of Exchange Rates on Cash	6	13

Decrease in Cash and Cash Equivalents	(1,938)	(381)
Cash and Cash Equivalents at Beginning of Period	5,500	3,182

Cash and Cash Equivalents at End of Period	$3,562	$2,801

The accompanying notes are an integral part of these financial statements.

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Throughout these notes to consolidated financial statements, all referenced amounts for prior periods and prior period comparisons reflect the balances and amounts on a restated basis. For information on the restatement, see Note 2, Restatement of Previously Issued Financial Statements, to these consolidated financial statements.

Note 1: Basis of Presentation and New Accounting Standards

Bristol-Myers Squibb Company (the Company) prepared these unaudited consolidated financial statements following the requirements of the Securities and Exchange Commission (SEC) and U.S. generally accepted accounting principles (GAAP) for interim reporting. Under those rules, certain footnotes and other financial information that are normally required by GAAP for annual financial statements can be condensed or omitted. The Company is responsible for the consolidated financial statements included in this Form 10-Q. The consolidated financial statements include all normal and recurring adjustments necessary for a fair presentation of the Company's financial position at September 30, 2002 and December 31, 2001, and the results of its operations for the three and nine month periods ended September 30, 2002 and 2001, and cash flows for the nine months ended September 30, 2002 and 2001. The statement of financial position at December 31, 2001, the results of operations for the three and nine months ended September 30, 2001 and cash flow for the nine months ended September 30, 2001 were restated. In addition, the results of operations and statement of cash flows for the six months ended June 30, 2002, reflected in the statements for the nine months ended September 30, 2002, were restated. Note 2, Restatement of Previously Issued Financial Statements, to these consolidated financial statements provides a summary discussion of the restatement. The consolidated financial statements included in this Form 10-Q should be read in conjunction with the restated consolidated financial statements and the related notes included in Amendment No. 1 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 2001 (2001 Form 10-K/A), which is being filed concurrently with this Form 10-Q. PricewaterhouseCoopers LLP, the Company's independent accountants, have performed a review of the unaudited consolidated financial statements included in this Form 10-Q, and their review report thereon accompanies this Form 10-Q.

Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these unaudited consolidated interim financial statements may not be the same as those for the full year.

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

The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant assumptions are employed in estimates used in determining values of intangible assets, restructuring charges and accruals, sales rebate and return accruals, legal contingencies and tax assets and tax liabilities, as well as in estimates used in applying the revenue recognition policy and accounting for retirement and postretirement benefits (including the actuarial assumptions). Actual results could differ from the estimated results.

For a discussion of the Company's critical accounting policies, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in the Company's 2001 Form 10-K/A, which is being filed concurrently with this Form 10-Q.

Certain prior year amounts have been reclassified to conform to the current year presentation.

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company is in the process of assessing what impact this pronouncement will have on its consolidated financial statements. Based on its preliminary analysis of the impact of FIN 46, the Company believes that it is reasonably possible that ImClone Systems Incorporated will meet the criteria to be considered a variable interest entity in relation to the Company. Accordingly, the Company included the required transitional disclosures of FIN 46 in Note 5, Alliances and Investments, to these consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for financial statements for fiscal years and interim periods ending after December 15, 2002. SFAS No. 148 will not have a material impact on the Company's consolidated financial statements, as the adoption of this standard does not require the Company to change, and the Company does not plan to change, to the fair value based method of accounting for stock-based compensation.

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

In April 2002, the FASB issued SFAS No. 145 (SFAS No. 145), which superseded SFAS No. 4 and the requirement to aggregate all gains and losses from extinguishment of debt and to classify, if material, as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board Opinion No. 30 will be used to classify those gains and losses. SFAS No. 145 also amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions.

As part of the restatement of previously issued financial statements, the Company adopted EITF Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products), as of January 1, 2002, reflecting the cost of certain vendor considerations (e.g., cooperative advertising payments, shelving allowances and manufacturer's coupons) as reductions of revenue instead of selling and marketing expenses. Financial information for all prior periods presented has been reclassified to comply with the new income statement classification requirements. Pursuant to EITF 01-9, certain advertising and promotion expenses were reclassified from advertising and promotion expenses to a reduction in net sales in the three and nine months ended September 30, 2002 in the amount of $20 million and $106 million, respectively, and in the three and nine months ended September 30, 2001 in the amount of $29 million and $104 million, respectively.

Effective January 1, 2002, the Company adopted the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supersedes SFAS No. 121, Accounting for the

Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. SFAS No. 144 addresses accounting for the impairment of long-lived assets and the appropriate methodology for recording an impairment loss. The adoption of this statement did not have a material impact on the consolidated financial statements of the Company.

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

In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 142 on January 1, 2002, with certain provisions applied earlier (upon acquisition) to goodwill and other intangible assets acquired after June 30, 2001. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired and the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition. Under the new rules, goodwill and intangible assets acquired other than in a business combination with indefinite lives will no longer be amortized but will be subject to annual impairment tests. The goodwill arising from business acquisitions prior to July 1, 2001 was amortized on a straight-line basis over periods ranging from 15 to 40 years. This goodwill is no longer being amortized effective in 2002. Total expenses related to the amortization of goodwill included in earnings for the three and nine month periods ended September 30, 2001 were $19 million and $57 million, respectively, or $0.01 per share and $0.02 per share on a basic and fully diluted basis.

In accordance with SFAS No. 142, goodwill and indefinite-lived intangible assets are tested for impairment upon adoption of the standard and annually thereafter. SFAS No. 142 requires that goodwill be tested for impairment using a two-step process. The first step is to identify a potential impairment and the second step measures the amount of the impairment loss, if any. SFAS No. 142 requires that indefinite-lived intangible assets be tested for impairment using a one-step process, which consists of a comparison of the fair value to the carrying value of the intangible asset. Goodwill is deemed to be impaired if the carrying amount of a reporting unit's goodwill exceeds its estimated fair value. Intangible assets are deemed to be impaired if the net book value exceeds the estimated fair value. The Company has completed the transitional goodwill impairment assessment and the annual reassessment, each of which indicated no impairment of goodwill.

The changes in the carrying amount of goodwill for the year ended December 31, 2001 and the nine months ended September 30, 2002, were as follows:

	Pharmaceuticals Segment	Nutritionals Segment	Other Healthcare Segment	Total
	(dollars in millions)
Balance as of December 31, 2000 (restated)	$944	$208	$202	$1,354
Amortization expense	(43)	(18)	(14)	(75)
Additions	3,837	1	2	3,840

Balance as of December 31, 2001 (restated)	4,738	191	190	5,119
Purchase accounting adjustments related to recent acquisitions:
— change in exit cost estimate	(173)	—	—	(173)
— purchase price and allocation adjustments	(81)	—	—	(81)

Subtotal	(254)	—	—	(254)

Balance as of September 30, 2002	$4,484	$191	$190	$4,865

As of September 30, 2002 and December 31, 2001, intangible assets consisted of the following:

	September 30, 2002	Restated December 31, 2001
	(dollars in millions)
Patents / Trademarks	$214	$213
Licenses	523	514
Technology	1,783	1,783

	2,520	2,510
Accumulated Amortization	589	426

Net Carrying Amount	$1,931	$2,084

Amortization expense for intangible assets (the majority of which is included in cost of goods sold) for the three month periods ended September 30, 2002 and 2001 were $66 million and $18 million, respectively, and for the nine month periods ended September 30, 2002 and 2001 were $198 million and $73 million, respectively. The increase in 2002 from the prior year is primarily due to intangible assets acquired in the DuPont acquisition.

Expected amortization expense related to the current balance of intangible assets is as follows (dollars in millions):

For the year ended December 31, 2002	$256
For the year ended December 31, 2003	$201
For the year ended December 31, 2004	$193
For the year ended December 31, 2005	$193
For the year ended December 31, 2006	$191
For the year ended December 31, 2007	$190

Note 2: Restatement of Previously Issued Financial Statements

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

For additional description of each restatement adjustment, see Note 2, Restatement of Previously Issued Financial Statements, to the restated consolidated financial statements included in the Company's 2001 Form 10-K/A, which is being filed concurrently with this Form 10-Q.

In addition to the restatement matters described in Note 2, Restatement of Previously Issued Financial Statements, to the restated consolidated financial statements included in the Company's 2001
Form 10-K/A, and as part of the restatement of previously issued financial statements, the Company restated its acquired in-process research and development charge for the first quarter of 2002. On March 5, 2002, the Company's agreement with ImClone was revised. Under the revised agreement with ImClone, which is described in Note 5, Alliances and Investments, to these consolidated financial statements, the

Company agreed to pay ImClone a $200 million milestone payment, of which $140 million was paid upon signing of the revised agreement in March 2002 and $60 million was payable on the one year anniversary of signing. With respect to the $140 million paid in March 2002, the Company expensed $112 million (or 80.1%) as acquired in-process research and development and recorded $28 million (or 19.9%) as an additional equity investment to eliminate the income statement effect of the portion of the milestone payment for which the Company has an economic claim through its 19.9% ownership interest in ImClone. The Company has now determined that the $60 million portion of the milestone payment that was payable on the one year anniversary of signing the revised agreement should have been recognized in March 2002. Accordingly, the Company has corrected this error by restating its first quarter of 2002 acquired in-process research and development charge to expense $48 million (or 80.1%) of such portion of the milestone payment and recorded $12 million or (19.9%) of such portion of the milestone payment as an additional equity investment. This additional equity investment was written-off as part of the Company's ImClone impairment charge, recorded in the third quarter of 2002. For additional information on the Company's equity investment in ImClone, see Note 5, Alliances and Investments, to these consolidated financial statements.

Furthermore, as part of the restatement of previously issued financial statements, the Company adopted EITF 01-9, which it originally began to apply in the third quarter of 2002, as of January 1, 2002. For additional information, see Note 1, Basis of Presentation and New Accounting Standards, to these consolidated financial statements.

As a result of the restatement, the Company delayed filing this Form 10-Q. As previously disclosed, this delay resulted in a breach by the Company of delivery of Securities and Exchange Commission (SEC) filing obligations under the 1993 Indenture (Indenture) between Bristol-Myers Squibb Company and JPMorgan Chase Bank (formerly The Chase Manhattan Bank), as the trustee, and certain other credit agreements, and gave certain rights to the trustee under the Indenture and the respective lenders under such credit agreements to accelerate maturity of the Company's indebtedness. Neither the trustee nor the respective lenders exercised their right to accelerate. By filing this Form 10-Q with the SEC and delivering a copy of this Form 10-Q to the trustee under the Indenture and to lenders under these other credit agreements, the Company has cured the noncompliance with the abovementioned obligations in the Indenture and these other credit agreements. Accordingly, the debt outstanding under the Indenture and these other credit agreements no longer can be accelerated and, therefore, has not been classified as current in the Company's consolidated balance sheet.

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 2: Restatement of Previously Issued Financial Statements (Continued)

The following table presents the impact of the restatement adjustments on the Company's previously reported net sales, earnings from continuing operations before minority interest and income taxes and earnings from continuing operations for the six months ended June 30, 2002 (included in the financial statements for the nine months ended September 30, 2002) and the three and nine months ended September 30, 2001:

	Six Months Ended June 30, 2002	Three Months Ended September 30, 2001	Nine Months Ended September 30, 2001
	(dollars in millions)
Net Sales, as previously reported:	$8,135	$4,743	$14,141

Adjustments:
Consignment sales	533	(195)	(633)
Sales rebate accruals	206	(19)	(29)

Increase (decrease) in net sales	739	(214)	(662)

Net Sales, as restated	8,874	4,529	13,479
EITF 01-9 reclassification	(86)	(29)	(104)

Net Sales, as reported	$8,788	$4,500	$13,375

Earnings from Continuing Operations Before Minority Interest and Income Taxes, as previously reported:	$1,419	$1,751	$5,038

Revenue recognition restatement adjustments:
Consignment sales	436	(150)	(484)
Sales rebate accruals	209	(17)	(28)

Subtotal	645	(167)	(512)

Other Restatement Adjustments:
Capitalized research and development payments	18	(12)	7
Irbesartan transaction	(62)	—	—
Acquisition liabilities	—	(5)	(7)
Divestiture liabilities	(42)	37	(22)
Restructuring and other items	(5)	—	(4)
Other	(21)	(1)	(1)

Total restatement adjustments	533	(148)	(539)

Earnings from Continuing Operations Before Minority Interest and Income Taxes, as restated:	1,952	1,603	4,499

Taxes as previously reported	330	473	1,353
Deferred taxes on intercompany profit	59	(25)	(76)
Current tax reserves-interest	—	(8)	(25)
Tax effect of other restatement adjustments	153	(55)	(174)

	542	385	1,078

Minority interest, as previously reported	63	47	109
Effect of restatement adjustments on minority interest	26	(2)	(32)

	89	45	77

Earnings from Continuing Operations, as restated	$1,321	$1,173	$3,344

The restatement adjustments resulted in a cumulative net reduction of stockholders' equity of $1.4 billion as of June 30, 2002. As discussed above, the impact of the restatement on periods prior to 1999 is reflected as an adjustment to opening retained earnings as of January 1, 1999. The following table presents the impact of the restatement adjustments on stockholders' equity from January 1, 1999 to June 30, 2002:

Adjustment to opening retained earnings as of January 1, 1999:
Increase (decrease) in Stockholders' Equity (dollars in millions):
Stockholders' Equity—January 1, 1999, as previously reported	$7,576
Sales returns	(68)
Sales rebate accruals	(59)
Capitalized research and development payments	(46)
Acquisition liabilities	31
Divestiture liabilities	28
Other restatement items	(24)
Dividend accrual	(429)
Deferred taxes on intercompany profit	(11)

Decrease in Stockholders' Equity	(578)

Stockholders' Equity—January 1, 1999, as restated	$6,998

Additional stockholders' equity adjustments—subsequent to adjustment to opening retained earnings as of January 1, 1999:
Increase (decrease) January 1, 1999 - June 30, 2002:
Net earnings	(707)
Impact of dividend accrual	(113)
Zimmer common stock dividend adjustment	46

Decrease in Stockholders' Equity from January 1, 1999 - June 30, 2002	$(774)

The following table presents the impact of the restatement adjustments on the Company's previously reported results for the six months ended June 30, 2002 (included in the financial statements for the nine months ended September 30, 2002) and the three and nine months ended September 30, 2001 on a condensed basis:

	Six Months Ended June 30, 2002		Three Months Ended September 30, 2001		Nine Months Ended September 30, 2001
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
	(dollars in millions, except per share data)
Net Sales	$8,135	$8,788	$4,743	$4,500	$14,141	$13,375
Total costs and expenses	7,110	7,467	3,512	3,327	10,565	10,031

Earnings from Continuing Operations	1,025	1,321	1,231	1,173	3,576	3,344

Discontinued Operations:
Net Earnings	—	—	14	14	206	206
Adjustment to prior period net gain on disposal	—	14	—	—	—	—

	—	14	14	14	206	206

Net Earnings	$1,025	$1,335	$1,245	$1,187	$3,782	$3,550

Basic earnings per share:
Continuing operations	$.53	$.68	$.64	$.60	$1.84	$1.72

Discontinued operations:
Net Earnings	—	—	—	.01	.11	.11
Adjustment to prior period net gain on disposal	—	.01	—	—	—	—

	—	.01	—	.01	.11	.11

Net Earnings	$.53	$.69	$.64	$.61	$1.95	$1.83

Diluted earnings per share:
Continuing operations	$.53	$.68	$.63	$.60	$1.82	$1.70

Discontinued operations:
Net Earnings	—	—	—	.01	.10	.10
Adjustment to prior period net gain on disposal	—	.01	—	—	—	—

	—	.01	—	.01	.10	.10

Net Earnings	$.53	$.69	$.63	$.61	$1.92	$1.80

The impact of the restatement adjustments on the Company's December 31, 2001 consolidated balance sheet is being reported in the Company's 2001 Form 10-K/A, which is being filed concurrently with this Form 10-Q.

Note 3: Restructuring and Other Items

In the third quarter of 2002, the Company recorded pre-tax charges of $79 million related to the reduction or elimination of non-strategic research efforts as well as the consolidation of research facilities. Of this charge, $41 million relates to termination benefits for approximately 500 employees dedicated to drug discovery. The remaining $38 million relates to lease termination and facility remediation. This charge was offset by an adjustment to prior period restructuring reserves of $90 million, of which $56 million was due to reduced estimates of separation costs, $22 million was due to cancellation of projects previously provided for, and $12 million was due to higher than anticipated proceeds on sale of facilities. In addition, $17 million of inventory relating to these adjustments was included in cost of goods sold.

In the second quarter of 2002, the Company recorded a pretax charge of $57 million (as restated) related to termination benefits for workforce reductions and downsizing and streamlining of worldwide operations. Of this charge, $30 million relates to employee termination benefits for approximately 540 employees. The remaining $27 million relates to asset write-downs for the closure of a manufacturing facility in Puerto Rico and other related expenses. Severance actions are a result of efforts to rationalize and consolidate manufacturing and downsize and streamline operations. In addition, $2 million of inventory associated with the plans described above was included in cost of goods sold (as restated). The $57 million charge was offset by an adjustment to prior period restructuring liabilities of $47 million due to higher than anticipated proceeds from the sale of exited businesses and $8 million due to lower than expected separation payments.

In the first quarter of 2002, an adjustment to prior year reserves of $1 million was made to reflect reduced estimates of separation costs.

The following table presents a detail of the charges by segment and type for the nine months ended September 30, 2002. The Company expects to substantially complete these activities by mid 2003. The Company does not allocate restructuring charges to its business segments.

	Employees	Termination Benefits	Asset Write Downs	Other Exit Costs	Totals
	(dollars in millions)
Pharmaceuticals	901	$62	$19	$38	$119
Nutritionals	92	5	—	—	5
Other Healthcare	22	2	5	—	7
Corporate	25	2	3	—	5

Subtotal	1,040	$71	$27	$38	136

Reduction of reserves for changes in estimate					(146)

Restructuring and other as reflected in the statement of earnings					$(10)

As part of the restructuring activities, the Company identified approximately $69 million of research and development assets which will be abandoned by December 31, 2002. These assets will be depreciated through the date that they cease to be used. This depreciation expense will be recorded through research and development expense, consistent with its historical classification.

Restructuring charges and spending against accrued liabilities associated with prior and current actions are as follows:

	Employee Termination Liability	Other Exit Cost Liability	Total
	(dollars in millions)
Balance at December 31, 2000 (restated)	$220	$8	$228
Charges	229	160	389
Spending	(122)	(130)	(252)
Changes in estimate	(84)	3	(81)

Balance at December 31, 2001 (restated)	243	41	284
Charges	71	38	109
Spending	(129)	(23)	(152)
Changes in estimate	(92)	(8)	(100)

Balance at September 30, 2002	$93	$48	$141

Note 4: Earnings Per Share

Basic earnings per common share are computed using the weighted-average number of shares outstanding during the year. Diluted earnings per common share are computed using the weighted-average number of shares outstanding during the year, plus the incremental shares outstanding assuming the exercise of dilutive stock options. The computations for basic earnings per common share and diluted earnings per common share are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2002		Restated 2001		2002		Restated 2001
	(in millions, except per share data)
Earnings from Continuing Operations		$339		$1,173		$1,660	$3,344

Discontinued Operations:
Net earnings		—		14		—	206
Adjustment to prior period net gain on disposal		18		—		32	—

		18		14		32	206

Net Earnings		$357		$1,187		$1,692	$3,550

Basic:
Average Common Shares Outstanding		1,936		1,936		1,936	1,941

Earnings from Continuing Operations	$	..18	$	..60	$	..86	$1.72

Discontinued Operations:
Net earnings		—		.01		—	.11
Adjustment to prior period net gain on disposal		.01		—		.02	—

		.01		.01		.02	.11

Net Earnings		$.19		$.61		$.88	$1.83

Diluted:
Average Common Shares Outstanding		1,936		1,936		1,936	1,941
Incremental Shares Outstanding Assuming the Exercise of Dilutive Stock Options		5		24		7	26

		1,941		1,960		1,943	1,967

Earnings from Continuing Operations	$	..17	$	..60	$	..85	$1.70

Discontinued Operations:
Net earnings		—		.01		—	.10
Adjustment to prior period net gain on disposal		.01		—		.02	—

		.01		.01		.02	.10

Net Earnings		$.18		$.61		$.87	$1.80

Weighted-average shares issuable upon the exercise of stock options, which were not included in the diluted earnings per share calculation because they were not dilutive, were 124 million for the three and nine month periods ended September 30, 2002 and 44 million for the three and nine month periods ended September 30, 2001.

Note 5: Alliances and Investments

The terms of the Company's commercialization agreement with ImClone Systems Incorporated (ImClone), a biopharmaceutical company focused on developing targeted cancer treatments, for the codevelopment and copromotion of ERBITUX* in the U.S., Canada and Japan were revised on March 5, 2002. Under the revised terms:

  •
  In lieu of the $300 million milestone payment originally due upon U.S. Food and Drug Administration (FDA) acceptance of the ERBITUX* filing, the Company agreed to pay ImClone $200 million, of which $140 million was paid upon the signing of the revised agreement in March 2002 and $60 million was paid on the one year anniversary of the signing.

  •
  The Company will pay ImClone the $500 million milestone payment, originally due in its entirety upon the FDA approval of ERBITUX*, in two parts: $250 million upon approval of the initial indication and the remaining $250 million upon approval of a second indication.

  •
  ImClone will receive a distribution fee based on a flat rate of 39% of product revenues in North America.

  •
  The terms of the revised agreement will continue through 2018.

With respect to the $140 million paid in March 2002, the Company expensed $112 million (or 80.1%) as acquired in-process research and development and recorded $28 million (or 19.9%) as an additional equity investment to eliminate the income statement effect of the portion of the milestone payment for which the Company has an economic claim through its 19.9% ownership interest in ImClone. As described in Note 2, Restatement of Previously Issued Financial Statements, to these consolidated finanical statements, the Company has now determined that the $60 million paid in March 2003 should have been accrued for in March 2002. Accordingly, the Company has corrected this error by restating its first quarter of 2002 acquired in-process research and development charge to expense $48 million (or 80.1%) of the $60 million payment and recorded $12 million or (19.9%) of such payment as an additional equity investment.

In the third quarter of 2002, the Company recorded a pre-tax charge of $379 million for an other than temporary decline in the market value of ImClone. The fair value of the equity investment in ImClone used to determine this charge was based on the market value of ImClone shares on September 30, 2002. The equity investment in ImClone as of September 30, 2002 was $111 million.

As of December 31, 2001, ImClone had total assets of $474 million, a total stockholders' deficit of $5 million, and an accumulated deficit of $346 million. For the year ended December 31, 2001, ImClone recognized a $102 million net loss. Based on its preliminary analysis of the impact of FIN 46, the Company believes that it is reasonably possible that ImClone will meet the criteria to be considered a variable interest entity in relation to the Company.

In 1997, the Company entered into a codevelopment and comarketing agreement with Sanofi-Synthelabo (Sanofi) for two products: AVAPRO* (irbesartan), an angiotensin II receptor antagonist indicated for the treatment of hypertension, and PLAVIX* (clopidogrel), a platelet inhibitor. The worldwide alliance operates under the framework of two geographic territories: one in the Americas and Australia and the other in Europe and Asia. Two territory partnerships were formed to manage central expenses, such as marketing, research and developments, royalties, and to supply finished product to the individual countries. At the country level, agreements either to copromote (whereby a partnership was formed between the parties to sell each brand) or to comarket (whereby the parties operate and sell their brands independently of each other) are in place.

The Company acts as the operating partner for the territory covering the Americas (principally the U.S., Canada, Puerto Rico, and Latin American countries) and Australia and owns the majority financial controlling interest in this territory. As such, the Company consolidates all country partnership results for this territory and records Sanofi's share of the results as a minority interest expense, net of taxes, which was $58 million and $174 million for the three and nine months ended September 30, 2002, respectively, and $54 million and $114 million for the three and nine months ended September 30, 2001, respectively. For the three month periods ended September 30, 2002 and 2001, the Company recorded sales in this territory and in comarketing countries of $565 million and $493 million, respectively, and for the nine month periods ended September 30, 2002 and 2001, the Company recorded sales of $1,741 million and $1,199 million, respectively.

Sanofi acts as the operating partner of the territory covering Europe and Asia and owns the majority controlling interest in this territory. The Company accounts for the investment in partnership entities in this territory under the equity method and records its share of the results as net income from unconsolidated affiliates (included together with minority interest, net of taxes). The Company recorded its share of equity earnings in this territory of $23 million and $62 million for the three and nine months ended September 30, 2002, respectively, and $9 million and $35 million for the three and nine months ended September 30, 2001, respectively.

Note 6: Acquisitions, Divestitures and Discontinued Operations

DuPont Pharmaceuticals Acquisition

On October 1, 2001, the Company acquired the DuPont Pharmaceuticals business (DuPont) from E.I. du Pont de Nemours and Company for $7.8 billion in cash. The results of DuPont have been included in the consolidated financial statements from the date of acquisition. DuPont is primarily a domestic pharmaceutical and imaging product business focused on research and development. This acquisition was financed with proceeds from the issuance of $1.5 billion of commercial paper, the issuance of $5.0 billion of medium-term notes and internal cash flows. The purchase price allocation was initially prepared on a preliminary basis, and a final adjustment to the purchase price has been recorded.

In connection with the acquisition, the Company recorded $575 million of restructuring liabilities as a result of severance and relocation of workforce, the elimination of duplicate facilities and contract terminations. Such costs have been recognized as a liability assumed as of the acquisition date, resulting in additional goodwill. The $575 million originally recorded in accrued expenses was reduced to $458 million by December 31, 2001 and to $34 million by September 30, 2002. During the nine month period ended September 30, 2002, the balance in this account was reduced by cash payments of $263 million and by an adjustment to reverse previously recorded liabilities of $161 million with a corresponding reduction in goodwill. The adjustment was primarily due to lower than expected separation costs, contract termination expenses and other facilities exit costs related to the acquisition.

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 6: Acquisitions, Divestitures and Discontinued Operations (Continued)

The following unaudited pro forma financial information presents results as if the acquisition had occurred at the beginning of the respective period:

Restated Nine Months Ended September 30,
2001
(dollars in millions, except per share data)
Net Sales	$14,300
Net Earnings	3,173
Earnings Per Share—Basic	1.64
Earnings Per Share—Diluted	$1.62

The pro forma results have been prepared for comparative purposes only and include sales and earnings of DuPont for the nine months ended September 30, 2001 and certain adjustments such as additional amortization expense as a result of identifiable intangible assets arising from the acquisition and from increased interest expense on acquisition debt. The pro forma results are not necessarily indicative of the results of operations that actually would have resulted had the acquisition been in effect at the beginning of the periods presented or of future results.

Divestitures

During the first nine months of 2002, the Company completed the sale of two branded products resulting in a pre-tax gain of $30 million. For the three and nine months of 2001, the Company recorded a pre-tax gain of $287 million, primarily from the sale of three pharmaceutical products (CORZIDE*, DELESTROGEN*, FLORINEF*), the licensing rights to CORGARD* in the U.S. and the sale of the VIACTIV product line. The nine months also includes a $99 million pre-tax gain on the sale of ESTRACE Tablets and the Apothecon commodity business.

Discontinued Operations

Discontinued operations in the three and nine months ended September 30, 2002 consist of an after-tax adjustment to increase the gain on the sale of Clairol as a result of lower than expected post-closing costs. Discontinued operations in the three and nine months ended September 30, 2001 reflect the results of the Clairol and Zimmer businesses, which were divested in 2001.

Note 7: Business Segments

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

The data for 2001 has been presented to conform to the new segment organization:

	Three Months Ended September 30,				Nine Months Ended September 30,
	Net Sales		Earnings Before Minority Interest and Income Taxes		Net Sales		Earnings Before Minority Interest and Income Taxes
	2002	Restated 2001	2002	Restated 2001	2002	Restated 2001	2002	Restated 2001
	(dollars in millions)
Pharmaceuticals	$3,687	$3,781	$655	$1,214	$10,809	$11,193	$2,069	$3,336
Nutritionals	445	444	111	115	1,365	1,351	360	346
Other Healthcare	405	275	105	79	1,151	831	288	183

Total Segments	4,537	4,500	871	1,408	13,325	13,375	2,717	3,865
Corporate/Other	—	—	(756)	195	—	—	(650)	634

Continuing Operations	$4,537	$4,500	$115	$1,603	$13,325	$13,375	$2,067	$4,499

Included in earnings before minority interest and income taxes is a cost of capital charge. The offset to the cost of capital charge is included in Corporate/Other. In addition, Corporate/Other principally consists of interest income, interest expense, legal settlements, restructuring charges, gain on sales of assets, impairment of certain assets, certain administrative expenses and allocations to the business segments of certain corporate programs.

Corporate/Other reflects certain other items for the nine months ended September 30, 2002, including:

  •
  The three and nine months include a $569 million litigation provision, primarily related to the BUSPAR and TAXOL® proposed settlements. The nine months also includes a $90 million accrual for BUSPAR litigation, which was recorded in the first quarter.
  •
  The three and nine months include a pre-tax asset impairment charge of $379 million for the write-down of the Company's equity investment in ImClone.
  •
  The three and nine months include a pre-tax restructuring charge of $79 million related to work force reductions and facility closures in the Company's Pharmaceutical Research Institute, offset by an adjustment to prior period restructuring liabilities of $90 million due to lower than anticipated separation and other exit payments and the cancellation of facility closures, primarily in the manufacturing network. In addition, the three and nine months include a reversal of $17 million of prior period restructuring liabilities in cost of products sold. The nine months includes an additional $3 million charge of which $2 million is in cost of products sold.
  •
  The nine months includes a $30 million gain on the sale of two branded products.

Corporate/Other also reflects certain other items for the nine months ended September 30, 2001, including:

  •
  The three months and nine months include a $287 million pre-tax gain on the sale of three pharmaceutical products (CORZIDE*, DELESTROGEN*, and FLORINEF*), the licensing rights to CORGARD* in the U.S., and the sale of the VIACTIV* product line. The nine months also includes a $99 million pre-tax gain on the sale of ESTRACE* Tablets and the Apothecon commodity business.

  •
  The three and nine months include a $193 million pre-tax restructuring charge of which $25 million is included in cost of goods sold. This charge is partially offset by the reversal of $16 million of prior restructuring liabilities. The nine months also includes an additional $9 million reversal of prior period restructuring liabilities.
  •
  The three and nine months include a $42 million charge for litigation settlement for promotional claims brought by a distributor of infant formula.

In the nine months ended September 30, 2002, Pharmaceuticals includes a $160 million in-process research and development charge related to the milestone payment under the revised agreement with ImClone.

Note 8: Other (Income)/Expense

The components of Other (Income)/Expense are:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	Restated 2001	2002	Restated 2001
	(dollars in millions)
Interest expense	$104	$26	$304	$75
Interest income	(39)	(29)	(80)	(105)
Foreign exchange transaction (gains)/losses	(7)	(17)	4	(10)
Other, net	(42)	(1)	(47)	(12)

Other (Income)/Expense, net	$16	$(21)	$181	$(52)

Interest expense in 2002 is primarily related to the $5.0 billion debt issuance in conjunction with the DuPont and ImClone transactions.

Note 9: Litigation Matters

Various lawsuits, claims and proceedings are pending against the Company and certain of its subsidiaries. In accordance with SFAS No. 5, Accounting for Contingencies, the Company records accruals for such contingencies when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. In the three and nine months ended September 30, 2002, the Company recognized $569 million and $659 million, respectively, related to litigation matters. In the three and nine months ended September 30, 2001, the Company recognized $42 million related to litigation matters. The most significant of these litigation matters are described below.

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

Since the filing of the initial patent infringement suits, six private actions have been filed by parties alleging antitrust, consumer protection and similar claims relating to the Company's actions to obtain and enforce patent rights. The plaintiffs seek declaratory judgment, damages (including treble and/or punitive damages where allowed), disgorgement and injunctive relief. In June 2002, a group of 32 state attorneys general, the District of Colombia, Puerto Rico and the Virgin Islands brought similar claims. In September 2000, the Federal Trade Commission (FTC) initiated an investigation relating to paclitaxel.

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

VANLEV LITIGATION

In April, May and June 2000, the Company, its former chairman of the board and chief executive officer, Charles A. Heimbold, Jr., and its former chief scientific officer, Peter S. Ringrose, Ph.D., were named as defendants in a number of class action lawsuits alleging violations of federal securities laws and regulations. These actions have been consolidated into one action in the U.S. District Court for the District of New Jersey. The plaintiff claims that the defendants disseminated materially false and misleading statements and/or failed to disclose material information concerning the safety, efficacy, and commercial viability of its product VANLEV during the period November 8, 1999 through April 19, 2000.

In May 2002, the plaintiff submitted an amended complaint adding allegations that the Company, its present chairman of the board and chief executive officer, Peter R. Dolan, its former chairman of the board and chief executive officer, Charles A. Heimbold, Jr., and its former chief scientific officer, Peter S. Ringrose, Ph.D., disseminated materially false and misleading statements and/or failed to disclose material information concerning the safety, efficacy, and commercial viability of VANLEV during the period April 19, 2000 through March 20, 2002. A number of related class actions, making essentially the same allegations, were also filed in the U.S. District Court for the Southern District of New York. These actions have been transferred to the U.S. District Court for the District of New Jersey. The plaintiff purports to seek compensatory damages, costs, and expenses on behalf of shareholders.

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

In October 2002, a number of the Company's officers, directors, and former directors were named as defendants in a shareholder derivative suit pending in the U.S. District Court for the Southern District of New York. The Company is a nominal defendant. The suit alleges, among other things, violations of the federal securities laws and breaches of contract and fiduciary duty in connection with the Company's sales incentives to certain wholesalers, the inventory levels of those wholesalers and its investment in ImClone and ImClone's product ERBITUX*. Two similar actions are pending in New York State court. Plaintiffs seek damages, costs and attorneys' fees.

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

The Company is producing documents and actively cooperating with these investigations, which could result in the assertion of criminal and/or civil claims. The Company is unable to assess the outcome of, or reasonably to estimate possible loss or range of loss with respect to, these investigations, which could include the imposition of fines, penalties, and administrative remedies.

Note 10: Tax Matters

In the three months ended September 30, 2002, the Company recognized an income tax benefit of $235 million due to the settlement of certain prior year tax matters and the determination by the Company as to the expected settlement of ongoing tax litigation. During the nine months ended September 30, 2002, the Company also established valuation allowances of $127 million related to certain state net deferred tax assets and $34 million related to certain state tax net operating loss carryforwards that it currently does not believe are more likely than not to be realized in the future.

In 2002, the Company reorganized the structure of its ownership of many of its non-U.S. subsidiaries. The principal purpose of the reorganization was to facilitate the Company's ability to efficiently deploy its financial resources outside of the U.S. The Company believes that the reorganization transactions were generally tax-free both inside and outside the U.S. It is possible, however, that taxing authorities in particular jurisdictions could assert tax liabilities arising from the reorganization transactions or the operations of the reorganized subsidiaries. It is not reasonably possible to predict whether any taxing authority will assert such a tax liability or reasonably to estimate the possible loss or range of loss with respect to any such asserted tax liability. The Company would vigorously challenge any such assertion and believes that it would prevail, but there can be no assurance of such a result. If the Company were not to prevail in final, non-appealable determinations, it is possible that the impact could be material.

Note 11: Comprehensive Income

	Foreign Currency Translation	Deferred Loss on Effective Hedges	Available for Sale Securities	Other Accumulated Comprehensive Loss
	(dollars in millions)
Balance at December 31, 2001	$(1,055)	$(62)	$—	$(1,117)
Other comprehensive income (loss)	101	(8)	(13)	80

Balance at September 30, 2002	$(954)	$(70)	$(13)	$(1,037)

Report of Independent Accountants

To the Board of Directors
and Stockholders of
Bristol-Myers Squibb Company

We have reviewed the accompanying consolidated balance sheet of Bristol-Myers Squibb Company and its subsidiaries as of September 30, 2002, and the related consolidated statements of earnings and comprehensive income for each of the three- and nine-month periods ended September 30, 2002 and 2001 (restated), and the consolidated statement of cash flows for the nine-month periods ended September 30, 2002 and 2001 (restated). These financial statements are the responsibility of the Company's management.

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

As described in Note 2 to the accompanying consolidated financial statements, the Company has restated previously issued financial statements.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited in accordance with auditing standards generally accepted in the United States of America the restated consolidated balance sheet as of December 31, 2001, and the related restated consolidated statements of earnings, comprehensive income and retained earnings and of cash flows for the year then ended (not presented herein), and in our report dated March 18, 2003 included in the Company's amended 2001 Form 10-K/A, we expressed an unqualified opinion on those restated consolidated financial statements. In our opinion, the information set forth in the accompanying restated consolidated balance sheet as of December 31, 2001 is fairly stated in all material respects in relation to the restated consolidated balance sheet from which it has been derived.

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

Following its determination to restate its sales and earnings for the matters described above, the Company also determined that it would correct certain of its historical accounting policies to conform the accounting to GAAP and certain known errors made in the application of GAAP that were previously not recorded because in each such case the Company believed the amount of any such error was not material to the Company's consolidated financial statements. In addition, as part of the restatement process, the Company investigated its accounting practices in certain areas that involve significant judgments and determined to restate additional items with respect to which the Company concluded errors were made in the application of GAAP, including certain revisions of inappropriate accounting. For a description of each restatement adjustment and the impact of such adjustment on the Company's previously issued financial statements, see Note 2, Restatement of Previously Issued Financial Statements, to the accompanying consolidated financial statements and Note 2, Restatement of Previously Issued Financial Statements, to the restated consolidated financial statements included in Amendment No. 1 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 2001 (2001 Form 10-K/A), which is being filed concurrently with this Form 10-Q.

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

The Company's accounting using the consignment model for certain sales to two of the largest wholesalers for the U.S. pharmaceuticals business is discussed below. See Note 2, Restatement of Previously Issued Financial Statements, to the restated consolidated financial statements included in the Company's 2001 Form 10-K/A, which is being filed concurrently with this Form 10-Q for additional information on the restatement.

Throughout the following Management's Discussion and Analysis of Financial Condition and Results of Operations, all referenced amounts for prior periods and prior period comparisons reflect the balances and amounts on a restated basis.

Three Months Results of Operations

Worldwide sales for the third quarter were level at $4,537 million in 2002 compared to $4,500 million in 2001 (restated). These level sales resulted from a 1% increase in volume, a 2% favorable impact from foreign exchange and a 2% decrease due to changes in selling prices. International sales increased 13%, including a 5% favorable impact from foreign exchange, and domestic sales decreased 5%. Sales for the quarter include approximately $394 million of sales related to the DuPont Pharmaceuticals (DuPont) acquisition, which was completed on October 1, 2001. The Company estimates that approximately $386 million of sales (calculated net of customary 2% early pay cash discounts) that were recognized in the three months ended September 30, 2002 had been restated from prior periods.

Pharmaceuticals

A significant portion of the Company's pharmaceutical sales is made to wholesalers. The Company experienced a substantial buildup of wholesaler inventories in its U.S. pharmaceuticals business over several years, primarily in 2000 and 2001. This buildup was primarily due to sales incentives offered by the Company to its wholesalers, including discounts, buy-ins in anticipation of price increases, and extended payment terms to certain U.S. pharmaceuticals wholesalers. These incentives were generally offered towards the end of a quarter in order to incentivize wholesalers to purchase products in an amount sufficient to meet the Company's quarterly sales projections established by the Company's senior management. The timing of the Company's recognition of revenue from its sales to wholesalers differs by wholesaler and by period.

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

Under the consignment model, the Company does not recognize revenue upon shipment of product. Rather, upon shipment of product the Company invoices the wholesaler, records deferred revenue at gross invoice sales price and classifies the inventory held by the wholesalers as consignment inventory at the Company's cost of such inventory. The Company recognizes revenue (net of discounts, rebates, estimated sales allowances and accruals for returns) when the consignment inventory is no longer subject to incentive arrangements but not later than when such inventory is sold through to the wholesalers' customers, on a first-in first-out (FIFO) basis. For additional discussion of the Company's revenue recognition policy, see Note 1, Accounting Policies, to the restated consolidated financial statements included in the Company's 2001 Form 10-K/A, as well as the Critical Accounting Policies section in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, Part II of the Company's 2001 Form 10-K/A.

The Company has restated its previously issued financial statements to correct the timing of revenue recognition for certain previously recognized U.S. pharmaceuticals sales to Cardinal Health, Inc. (Cardinal) and McKesson Corporation (McKesson), two of the largest wholesalers for the Company's U.S. pharmaceuticals business, that, based on the application of the criteria described above, were recorded in error at the time of shipment and should have been accounted for using the consignment model. The Company has determined that shipments of product to Cardinal and shipments of product to McKesson met the consignment model criteria set forth above as of July 1, 1999 and July 1, 2000, respectively, and, in each case, continuing through the end of 2001 and for some period thereafter. Accordingly, the consignment model was required to be applied to such shipments. Prior to those respective periods, the Company recognized revenue with respect to sales to Cardinal and McKesson upon shipment of product. Although the Company generally views approximately one month of supply as a desirable level of wholesaler inventory on a going-forward basis and as a level of wholesaler inventory representative of an industry average, in applying the consignment model to sales to Cardinal and McKesson, the Company defined inventory in excess of the wholesaler's ordinary course of business inventory level as inventory above two weeks and three weeks of supply, respectively, based on the levels of inventory that Cardinal and McKesson required to be used as the basis for negotiation of incentives granted. For additional discussion of the application of the consignment model to Cardinal and McKesson, see Note 2, Restatement of Previously Issued Financial Statements, to the restated consolidated financial statements included in the Company's 2001 Form 10-K/A.

As a result of this restatement adjustment, net sales were reduced by $1,015 million, $475 million and $409 million in 2001, 2000 and 1999, respectively. The corresponding reduction in earnings from continuing operations before minority interest and income taxes was $789 million, $399 million and $322 million, respectively.

Separately from the above discussion, in March 2001, the Company entered into a distribution agreement with McKesson for provision of warehousing and order fulfillment services for the Company's Oncology Therapeutics Network (OTN), a specialty distributor of anti-cancer medicines and related products. Prior to the restatement, the Company recorded in error sales under this agreement upon shipment of product. The Company has restated its previously issued financial statements to account for these sales using the consignment model, as described more fully in Note 2, Restatement of Previously Issued Financial Statements, to the restated consolidated financial statements included in the Company's 2001 Form 10-K/A. The resulting reduction in net sales and earnings from continuing operations before minority interest and income taxes in 2001 was $81 million and $77 million, respectively.

At September 30, 2002, the Company's aggregate cost of the pharmaceutical products held by Cardinal and McKesson that were accounted for using the consignment model (and, accordingly, were reflected as consignment inventory on the Company's consolidated balance sheet) was approximately $119 million, of which approximately $1 million related to OTN. The deferred revenue, recorded at gross invoice sales price, related to the inventory of pharmaceutical products accounted for using the consignment model was approximately $1,157 million at September 30, 2002, of which approximately $39 million related to OTN. As a result of the restatement for the application of the consignment model, approximately $1,980 million of sales (calculated net of customary 2% early pay cash discounts) has been reversed from the period 1999 through 2001, of which $846 million is estimated to have been recognized in the nine months ended September 30, 2002, approximately $549 million is expected to be recognized in the fourth quarter of 2002 and approximately $422 million is projected to be recognized in 2003. Sales to Cardinal and McKesson represent approximately 47% of U.S. pharmaceuticals net sales for the nine months ended September 30, 2002 on a restated basis.

The Company has determined that, although sales incentives were offered to other wholesalers and there was a buildup of inventories at such wholesalers, the consignment model criteria discussed above were not met. Accordingly, the Company recognized revenue when the products were shipped to these wholesalers. The Company estimates that the inventory of pharmaceutical products held by these other U.S. pharmaceuticals wholesalers in excess of approximately one month of supply in the case of the Company's exclusive products, approximately one and a half months of supply in the case of PLAVIX* and AVAPRO*, which are marketed under the Company's alliance with Sanofi-Synthelabo, and approximately two months of supply in the case of the Company's non-exclusive products, was in the range of no excess to approximately $200 million of excess at September 30, 2002. The Company's estimate is based on the projected prescription demand-based sales for such products, as well as its analysis of third-party information, including information obtained from certain wholesalers with respect to their inventory levels and sell-through to customers and third-party market research data, and the Company's internal information. The Company's estimate is subject to inherent limitations of estimates that rely on third-party data, as certain third-party information was itself in the form of estimates, and reflects other limitations.

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

The Company's financial results and prior period and quarterly comparisons are affected by the buildup and orderly workdown of wholesaler inventories, as well as the application of the consignment model to certain sales to certain wholesalers. In addition, with respect to sales not accounted for using the consignment model, the Company's financial results and prior period and quarterly comparisons are affected by fluctuations in the buying patterns of wholesalers, including the effect of incentives offered, and the corresponding changes in inventory levels maintained by these wholesalers. These wholesaler buying patterns and wholesaler inventory levels may not reflect underlying prescriber demand. For information on U.S. pharmaceuticals prescriber demand, reference is made to the table on page 38, which compares changes in net sales to the estimated total (both retail and mail order customers) prescription growth for certain of the Company's primary care pharmaceutical products. The Company expects that when the consignment model is no longer being applied with respect to sales to Cardinal or McKesson, the buying patterns and fluctuations in inventory levels of these wholesalers will have an effect on the Company's financial results and prior period and quarterly comparisons.

Sales for the Pharmaceuticals segment in the three months ended September 30, 2002 decreased 2%, including a 2% favorable effect of foreign exchange, to $3,687 million from $3,781 million in 2001 (restated). Domestic pharmaceutical sales decreased 11% to $2,288 million in 2002 from $2,562 million in 2001 (restated) primarily due to generic competition for GLUCOPHAGE*, TAXOL®, and BUSPAR. U.S. sales for these products were $45 million in the third quarter of 2002, compared to $588 million in 2001 (restated). In addition, the decrease in domestic pharmaceutical sales was impacted by the buildup in the prior period of U.S. wholesaler inventory levels at those wholesalers not accounted for under the consignment model and the subsequent workdown.

International sales for the Pharmaceuticals segment increased 15% to $1,399 million in 2002, including a 5% favorable effect of foreign exchange, from $1,219 million in 2001 (restated). Sales in Europe increased 22% to $849 million in 2002, including an 11% favorable effect of foreign exchange, primarily due to strong sales of PRAVACHOL across the region and the addition of new products from the DuPont acquisition. Japan realized sales growth of 19% to $112 million in 2002, including a 2% favorable effect of foreign exchange, led by growth in TAXOL® sales. Sales in Canada increased 34% as a result of strong performance of new products from the DuPont acquisition and PLAVIX*.

Sales for the third quarter of selected products were as follows (2001 amounts reflect the restatement):

  •
  Worldwide sales of PRAVACHOL, the Company's cholesterol-lowering agent, increased 19% to $677 million.
  •
  Sales of PLAVIX*, a platelet aggregation inhibitor, increased 18% to $442 million from $373 million in 2001 (restated). Sales of AVAPRO* increased 3% to $123 million. PLAVIX* and AVAPRO* are cardiovascular products launched from the alliance between Bristol-Myers Squibb and Sanofi-Synthelabo.

  •
  Sales of SUSTIVA, an antiretroviral agent acquired from DuPont, were $110 million.
  •
  Sales of ZERIT, an antiretroviral agent, were $120 million, an increase of 10%.
  •
  Sales of VIDEX, an antiretroviral agent, were $67 million, an increase of 14%.
  •
  Sales of GLUCOPHAGE* XR and GLUCOVANCE* were $90 million and $63 million, respectively, as compared to $97 million and $112 million in 2001 (restated).
  •
  The loss of exclusivity and the introduction of generic competition in the U.S. resulted in significant declines in sales for GLUCOPHAGE*, TAXOL® and BUSPAR. In 2002 sales for GLUCOPHAGE* declined to $37 million from $456 million in 2001, sales for TAXOL® declined to $195 million from $267 million in 2001, and sales for BUSPAR declined to $10 million from $36 million in 2001.

The following table sets forth a comparison of reported net sales changes (on a restated basis for 2001) and the estimated total (for retail and mail order customers) prescription growth for certain of the Company's U.S. primary care pharmaceutical products. The estimated prescription growth amounts are based on third-party data. A significant portion of the Company's domestic pharmaceutical sales is made to wholesalers. Where the change in reported net sales exceeds prescription growth, this change in net sales may not reflect underlying prescriber demand.

	Three Months Ended September 30, 2002		Restated Three Months Ended September 30, 2001
	% Change in Net Sales	% Change in Total Prescriptions	% Change in Net Sales	% Change in Total Prescriptions
PRAVACHOL	17	2	55	11
GLUCOPHAGE*	(92)	(88)	21	(15)
PLAVIX*	16	34	70	37
AVAPRO*	(16)	15	67	16
MONOPRIL	13	(8)	34	(2)
SERZONE	(48)	(40)	26	(3)
CEFZIL	(36)	(13)	23	(16)
BUSPAR	(90)	(67)	(80)	(75)

Earnings before minority interest and income taxes for the Pharmaceuticals segment declined to $655 million in the third quarter of 2002 from $1,214 million in the same period in 2001 (restated). The decline in earnings before minority interest and income taxes is primarily the result of the buildup in the prior period of U.S. wholesaler inventory levels at wholesalers not accounted for under the consignment model and the subsequent workdown, generic competition and higher cost of products sold due to higher sales of lower-margin OTN products.

Nutritionals

Sales for the Nutritionals segment remained consistent with the prior year level of $445 million for the three months ended September 30, 2002. Mead Johnson continues to be the leader in the U.S. infant formula market. ENFAMIL, the Company's largest-selling infant formula, recorded sales of $196 million, an increase of 5% from the prior year largely due to the introduction of ENFAMIL LIPIL in the first quarter of 2002.

Earnings before minority interest and income taxes for the Nutritionals segment decreased to $111 million in 2002 from $115 million in 2001 (restated) primarily due to the increase in cost of goods sold as a result of the addition of ENFAMIL LIPIL to the infant formula portfolio.

Other Healthcare

The Other Healthcare segment is comprised of the ConvaTec, Medical Imaging and Consumer Medicines (U.S. and Japan) businesses.

  •
  ConvaTec sales increased 7% to $187 million, including a 5% favorable impact from foreign exchange for sales in total and for each product category. Sales of ostomy products increased 3% to $114 million, while sales of modern wound care products increased 13% to $70 million, in each case including a 5% favorable impact from foreign exchange.
  •
  Medical Imaging sales were $118 million. The Medical Imaging business was acquired as part of the DuPont acquisition, which was completed on October 1, 2001.
  •
  U.S./Japan Consumer Medicines sales of $100 million in the third quarter of 2002 remained consistent with the prior year level.

Earnings before minority interest and income taxes for the Other Healthcare segment increased to $105 million in 2002 from $79 million in 2001 (restated) primarily as a result of the addition of the Medical Imaging business from the DuPont acquisition.

Total expenses for the three months ended September 30, 2002, as a percentage of sales, increased to 97.5% from 64.4% in 2001 (restated). During the third quarter of 2002, the Company recorded several significant items that affected the comparability of the results of the periods presented herein. To make it easier to understand the underlying business, the Company has included a schedule of these expense (income) items as follows:

	Three Months Ended September 30,
	2002	Restated 2001
	(dollars in millions)
Litigation settlement charge	$569	$42
Asset impairment for ImClone	379	—
Restructuring and other items(1)	(28)	177
Gain on sales of businesses/product lines	—	(287)

	920	(68)
Income taxes on items above	(350)	26
Settlement of prior year tax matters	(235)	—

	$335	$(42)

  (1)
  $17 million of restructuring reversals and $25 million of restructuring expense are included in cost of products sold in 2002 and 2001, respectively.

For a discussion of these items, see Note 3, Restructuring and Other Items, Note 5, Alliances and Investments, Note 6, Acquisitions and Divestitures, Note 9, Litigation Matters, and Note 10, Tax Matters, to the consolidated financial statements included in this Form 10-Q.

Cost of products sold, as a percentage of sales, increased to 36.5% from 29.3% in 2001. This increase is primarily due to higher cost of goods sold in the U.S. as a result of increased sales from the Company's OTN business and a decline in GLUCOPHAGE*, TAXOL® and BUSPAR sales due to generic competition. Cost of products sold in 2002 includes a $17 million reversal of prior period restructuring reserves for inventory write-offs related to actions that have been cancelled. Cost of products sold in 2001 includes $25 million of restructuring expense.

Marketing, selling, and administrative expenses increased 7% to $971 million in 2002 from $906 million in 2001 (restated) primarily as a result of a $30 million charge to sales force expense for the termination of a copromotion agreement in September 2002. As a percentage of sales, marketing, selling and administrative expenses increased to 21.4% in the third quarter of 2002 from 20.1% in 2001.

Expenditures for advertising and promotion increased 8% to $302 million from $280 million in 2001 (restated) due to increased support of PLAVIX*, AVAPRO* and ABILIFY*. As a percentage of sales, advertising and promotion expenditures increased to 6.7% in the third quarter of 2002 from 6.2% in 2001 (restated).

Research and development expenditures increased 10% to $535 million from $485 million in 2001 (restated). Pharmaceutical research and development spending increased 9% compared to the prior year, and as a percentage of pharmaceutical sales, was 13.9% in the third quarter of 2002 and 12.4% in the third quarter of 2001. The increased spending in research and development was primarily due to the integration of DuPont research facilities, which were acquired in October 2001.

In October 2002, the Company announced setting new priorities to ensure that it can fully realize the value of its research and development pipeline. The new priorities include rebalancing drug discovery and development to increase support for the Company's full late-stage development pipeline. They also include devoting greater resources to ensuring successful near-term product launches and increasing the Company's efforts on in-licensing opportunities. As part of this effort, the Company took a pre-tax charge of $79 million in the three months ended September 30, 2002, to streamline its drug discovery processes, including consolidation of several research facilities. Additionally, the Company decided to abandon certain research and development assets with a net book value of $69 million as of September 30, 2002. As the assets are still in use, they will be depreciated until their cease use date, which is expected to be no later than December 31, 2002.

The effective income tax rate on earnings from continuing operations before minority interest and income taxes was (219.1%) compared with 24.0% in 2001. The effective income tax rate in 2002 is due to lower pre-tax income in the U.S. primarily as a result of the litigation and asset impairment charges recorded in the third quarter of 2002, and an income tax benefit of $235 million due to the settlement of certain prior year tax matters and the determination by the Company as to the expected settlement of ongoing tax litigation.

Recent regulatory developments:

In February 2003	—	The Company submitted a Supplemental New Drug Application to the FDA for the long-term treatment of schizophrenia for ABILIFY* (aripiprazole).
In December 2002	—
The Company announced the results of a federally-funded study published in the Journal of the American Medical Association that showed that the addition of CARDIOLITE, a noninvasive heart imaging test, to conventional evaluation techniques can help doctors in the emergency room distinguish between those patients that are having a heart attack and those who are not.
—
The Company submitted a New Drug Application (NDA) to the FDA for Atazanavir (currently in Phase III), an investigational protease inhibitor under development for the treatment of HIV/AIDS in combination with other antiretroviral agents.
In November 2002	—
The Company announced that the FDA approved ABILIFY*, a new anitpsychotic medication indicated for the treatment of schizophrenia. BMS and Otsuka America Pharmaceutical Inc. will jointly market ABILIFY* in the U.S.

—
The Company announced that the results of the CREDO (Clopidogrel for Reduction of Events During Observation) study demonstrated that patients who undergo a percutaneous coronary intervention (PCI), such as angioplasty, can significantly reduce the risk of death, heart attack and stroke by continuing treatment long-term (one-year) with PLAVIX* (clopidogrel)/Iscover and aspirin.
In October 2002	—
The Company announced that the FDA approved a new indication for PRAVACHOL (pravastatin sodium) for use in treating pediatric patients with heterozygous familial hypercholesterolemia (HeFH). Additionally, the Company was granted a six-month exclusivity extension for PRAVACHOL through April 2006, for conducting clinical studies for this indication.
—
The Company announced that the FDA approved METAGLIP* (glipizide and metformin HCI Tablets) for use, along with diet and exercise, as initial drug therapy for people with type 2 diabetes whose hyperglycemia cannot be satisfactorily managed with diet and exercise alone and for use as second-line therapy in type 2 diabetes when diet, exercise, and initial treatment with sulfonylurea or metformin do not result in adequate glycemic control.
—
The Company received an action letter from the FDA pertaining to a NDA for VANLEV (omapatrilat). The FDA letter specifies additional actions, including at least one additional clinical trial, that must be taken by the Company before the FDA can consider approval of the compound. The Company is evaluating its options with VANLEV in light of this approvable letter.
—
The Company announced that the FDA approved a new indication for GLUCOVANCE* (Glyburide and Metformin HCI Tablets), a widely-prescribed oral antidiabetic agent. The new indication provides physicians with yet another GLUCOVANCE* therapy option by offering the flexibility of adding a thiazolidinedione (TZD) when patients require additional blood sugar control.
In September 2002	—
The Company and Sanofi-Synthelabo announced that the FDA approved AVAPRO* (irbesartan) for a new indication: the treatment of diabetic nephropathy (kidney disease) in people who have hypertension and type 2 diabetes.
—
The Company and Otsuka Pharmaceutical Company, Ltd. received an approvable letter from the FDA for ABILIFY*, an investigational treatment for schizophrenia. Final approval of ABILIFY* is contingent upon the successful completion of ongoing discussions with the FDA.
—
The European Commission granted approval of PLAVIX* in combination with aspirin for the new indication of prevention of atherothrombotic events in patients suffering from non-ST segment elevation acute coronary syndrome (ACS)—unstable angina or mild heart attack (non-Q-wave myocardial infarction).

Nine Months Results of Operations

Worldwide sales for the first nine months of 2002 were $13,325 million compared to $13,375 million in 2001 (restated). This sales decrease resulted from a 2% increase in volume, no change in foreign exchange rate fluctuations and a 2% decrease due to changes in selling prices. International sales increased 9%, including a 1% unfavorable impact from foreign exchange, and domestic sales decreased 5%. Sales for the nine months include $1,172 million of sales related to the DuPont acquisition made October 1, 2001.

Pharmaceuticals

Sales for the Pharmaceuticals segment decreased 3% (foreign exchange had no significant impact on sales) to $10,809 million from $11,193 million in 2001 (restated) due to a decrease in domestic sales. Domestic pharmaceutical sales decreased 10% to $6,802 million in 2002 from $7,580 million in 2001 (restated) primarily due to generic competition for GLUCOPHAGE*, TAXOL®, and BUSPAR. U.S. sales for these products were $324 million in 2002, compared to $2,051 million in 2001. In addition, the decrease in domestic pharmaceutical sales was impacted by the buildup of U.S. wholesaler inventory levels at those wholesalers not accounted for under the consignment model and the subsequent workdown.

As described earlier, the Company accounts for certain domestic sales of pharmaceutical products to two of the largest wholesalers for the U.S. pharmeaceuticals business using the consignment model. The Company estimates that approximately $1,125 million of sales (calculated net of customary 2% early pay cash discounts) that were recognized in the nine months ended September 30, 2002 had been restated from prior periods.

International sales for the pharmaceuticals segment increased 11% to $4,007 million in 2002, including a 1% unfavorable impact from foreign exchange, from $3,613 million in 2001 (restated). Sales in Europe increased 17% to $2,442 million in 2002, including a 2% favorable impact from foreign exchange, primarily due to strong sales of PRAVACHOL across the region and the addition of new products from the DuPont acquisition. Japan realized sales growth of 8% to $301 million in 2002, including a 6% unfavorable impact from foreign exchange, led by growth in TAXOL® sales.

Sales for the nine months of selected products are as follows (2001 amounts reflect the restatement):

  •
  Worldwide sales of PRAVACHOL increased 10% to $1,667 million.
  •
  Sales of PLAVIX* increased 54% to $1,328 million from $860 million in 2001 (restated). Sales of AVAPRO* increased 22% to $413 million.
  •
  Sales of SUSTIVA, a product acquired from DuPont, were $348 million.
  •
  Sales of OTN were $1,368 million, an increase of 31% over prior year.

The following table sets forth a comparison of reported net sales changes (on a restated basis for 2001)and the estimated total (for retail and mail order customers) prescription growth for certain of the Company's U.S. primary care pharmaceutical products. The estimated prescription growth amounts are based on third-party data. A significant portion of the Company's domestic pharmaceutical sales is made to wholesalers. Where the change in reported net sales exceeds prescription growth, this change in net sales may not reflect underlying prescriber demand.

	Nine Months Ended September 30, 2002		Restated Nine Months Ended September 30, 2001
	% Change in Net Sales	% Change in Total Prescriptions	% Change in Net Sales	% Change in Total Prescriptions
PRAVACHOL	5	7	20	7
GLUCOPHAGE*	(87)	(74)	10	(5)
PLAVIX*	54	36	33	33
AVAPRO*	15	13	32	22
MONOPRIL	2	(7)	16	—
SERZONE	(29)	(30)	14	(1)
CEFZIL	(29)	(15)	7	(9)
BUSPAR	(89)	(82)	(46)	(43)

Earnings before minority interest and income taxes for the Pharmaceuticals segment declined to $2,069 million in 2002 from $3,336 million in the same period in 2001 (restated). The decline in earnings before minority interest and income taxes is primarily the result of the buildup in the prior period of U.S. wholesaler inventory levels at wholesalers not accounted for under the consignment model in the prior period and the subsequent workdown, generic competition and higher cost of product sold due to higher sales of lower-margin OTN products.

Nutritionals

Sales for the Nutritionals segment were $1,365 million for the nine months ended September 30, 2002, an increase of 1% from prior year (foreign exchange had no significant impact on sales). Mead Johnson continues to be the leader in the U.S. infant formula market. ENFAMIL, the Company's largest-selling infant formula, recorded sales of $571 million, an increase of 2% from the prior year.

Earnings before minority interest and income taxes for the Nutritionals segment increased to $360 million in 2002 from $346 million in 2001 (restated) primarily due to productivity and cost reduction efforts throughout the segment.

Other Healthcare

The Other Healthcare segment is comprised of the ConvaTec, Medical Imaging and Consumer Medicines (U.S. and Japan) businesses.

  •
  ConvaTec sales increased 4% to $539 million. Sales of ostomy products increased 2% to $333 million, while sales of modern wound care products increased 10% to $199 million. Foreign exchange had virtually no impact on sales.
  •
  Medical Imaging sales were $340 million, driven by CARDIOLITE sales of $217 million.
  •
  U.S./Japan Consumer Medicines sales decreased 13%, including a 2% unfavorable impact from foreign exchange, to $272 million, primarily due to lower sales of EXCEDRIN in the U.S.

Earnings before minority interest and income taxes for the Other Healthcare segment increased to $288 million in 2002 from $183 million in 2001 (restated) primarily as a result of the addition of the Medical Imaging business from the DuPont acquisition and strong growth in the ConvaTec business.

Total expenses for the nine months ended September 30, 2002, as a percentage of sales, increased to 84.5% from 66.4% in 2001 (restated). During the first nine months of 2002, the Company recorded several significant items that affected the comparability of the results of the periods presented herein. To make it easier to understand the underlying business, the Company has included a schedule of these expense (income) items as follows:

	Nine Months Ended September 30,
	2002	Restated 2001
	(dollars in millions)
Litigation settlement charge	$659	$42
Asset impairment for ImClone	379	—
Restructuring and other items(1)	(25)	168
Gain on sales of businesses/product lines	(30)	(386)
Acquired in-process research and development	160	—

	1,143	(176)
Income taxes on items	(435)	67
Settlement of prior year tax matters	(235)	—
Valuation allowances	161	—

	$634	$(109)

(1)
$15 million of restructuring reversals and $25 million of restructuring expense are included in cost of products sold in 2002 and 2001, respectively.

For a discussion of these items, see Note 3, Restructuring and Other Items, Note 5, Alliances and Investments, Note 6, Acquisitions and Divestitures, Note 9, Litigation Matters, and Note 10, Tax Matters, to the consolidated financial statements included in this Form 10-Q.

Cost of products sold, as a percentage of sales, increased to 34.7% from 28.8% in 2001 (restated). This increase is primarily due to higher cost of goods sold in the U.S. as a result of increased sales from the Company's OTN business and a decline in GLUCOPHAGE*, TAXOL®, and BUSPAR sales due to generic competition. Cost of products sold includes a $15 million reversal of prior period reserves for inventory write-offs related to actions that have been cancelled in 2002 and $25 million of restructuring expense in 2001.

Marketing, selling, and administrative expenses increased 1% to $2,820 million in 2002 from $2,780 million in 2001 (restated). As a percentage of sales, marketing, selling and administrative expenses increased to 21.2% in the third quarter of 2002 from 20.8% in 2001, primarily due to lower sales in 2002.

Expenditures for advertising and promotion declined 10% to $906 million from $1,011 million in 2001 (restated), primarily as a result of reduced direct-to-consumer spend. As a percentage of sales, advertising and promotion expenditures slightly decreased to 6.8% in 2002 from 7.6% in 2001.

Research and development expenditures increased 7% to $1,564 million from $1,466 million in 2001 (restated) primarily due to the inclusion of DuPont research facilities for the first nine months of 2002. Pharmaceutical research and development spending increased 5% over the prior year, and, as a percentage of pharmaceutical sales, was 13.8% for the nine months ended September 30, 2002 and 12.7% in the same period in 2001.

Other (income)/expense, net was $181 million of expense in the first nine months of 2002 compared to $52 million of income in the same period of 2001. The decrease was primarily driven by higher interest expense as a result of the issuance of $5 billion of debt in September 2001.

The effective income tax rate on earnings from continuing operations before minority interest and income taxes was 14.0%, compared with 24.0% in 2001.

Comparison to the Previously Announced Unaudited Non-GAAP Pre-Restatement Results

As a result of the restatement, the Company delayed issuing its financial statements for the third quarter. In its October 24, 2002 press release announcing the restatement, the Company included unaudited non-GAAP third quarter results prior to giving effect to the restatement. Such pre-restatement results were not in accordance with GAAP and were presented for informational purposes only. The Company's reported unaudited third quarter results set forth in this Form 10-Q differ from the previously announced unaudited non-GAAP pre-restatement results due to the effects of the prior period restatement adjustments. As noted above, the Company estimates that approximately $313 million of net sales that were recognized in the three months ended September 30, 2002 had been restated from prior periods.

The Company's unaudited third quarter results set forth in this Form 10-Q also differ from the previously announced unaudited non-GAAP pre-restatement results due to changes in certain accounting estimates relating to recorded assets and liabilities and certain subsequent events. Most of this impact relates to subsequent events, which the Company announced on January 7, 2003, concerning proposed settlement of substantially all antitrust litigation surrounding BUSPAR and TAXOL®. In connection with these proposed settlement developments, in the third quarter the Company accrued $410 million on a pre-tax basis for the BUSPAR settlements and $135 million on a pre-tax basis for the TAXOL® settlements. Income tax expense for the third quarter was favorably impacted by $235 million due to the settlement of certain prior year tax matters and the determination by the Company as to the expected settlement of ongoing litigation.

The previously announced unaudited non-GAAP pre-restatement results and the reported unaudited results for the third quarter are presented in the following table:

	Three Months Ended September 30, 2002
	As Previously Announced	As Reported
Net Sales	$4,171	$4,537

Cost of products sold	1,548	1,654
Marketing, selling and administrative	968	971
Advertising and product promotion	326	302
Research and development	542	535
Acquired in-process research and development	—	7
Provision for restructuring and other special items	42	(11)
Litigation charge	—	569
Asset impairment charge for ImClone	367	379
Other (income)/expense, net(1)	52	16

	3,845	4,422

Earnings from continuing operations before
minority interest and income taxes(1)	326	115
Provision (benefit) for income taxes	45	(252)
Minority interest, net of taxes(1)	36	28

Earnings from continuing operations	245	339
Discontinued operations
Net gain on disposal(2)	69	18

Net earnings	$314	$357

Basic Earnings per share:
Earnings from continuing operations	$.13	$.18

Discontinued operations(2)	.03	.01

Net earnings	$.16	$.19

Average common shares outstanding (in millions)	1,936	1,936

Diluted Earnings per share:
Earnings from continuing operations	$.13	$.17

Discontinued operations(2)	.03	.01

Net earnings	$.16	$.18

Average common shares outstanding (in millions)	1,941	1,941

(1)
Minority interest was included in other expense on a pre-tax basis in the unaudited non-GAAP pre-restatement results included in the press release issued on October 24, 2002. Minority interest is now being shown net of taxes after earnings from continuing operations before minority interest and income taxes together with equity income from unconsolidated affiliates. Accordingly, the amounts reported in the press release have been reclassified to be consistent. Minority interest, net of taxes, includes minority interest expense and income from unconsolidated affiliates.
(2)
Adjustment to prior period net gain on disposal.

Financial Position

The Company's balance sheet at September 30, 2002 and its statement of cash flows for the nine months then ended reflect the Company's strong financial position. The Company continues to maintain a high level of working capital, which is $2.4 billion at September 30, 2002, increasing from $2.1 billion at December 31, 2001 (restated). Net assets related to discontinued operations of $463 million are included in the balance sheet at September 30, 2001 (restated).

Short-term borrowings were $799 million at September 30, 2002, compared with $174 million at December 31, 2001, primarily as a result of the issuance of commercial paper.

Long-term debt remained at December 31, 2001 year-end level of $6.2 billion. In 2002, the Company's long-term credit ratings, from both Moody's and Standard and Poor's credit rating agencies, were reduced from Aaa/AAA to Aa2 and AA, respectively. In December 2002, Moody's placed the Company's long-term and short-term debt ratings under review for possible downgrade. Since then, the Company has held discussions with Moody's and has provided additional information requested to facilitate their review. At this time, the Company's ratings remain under credit review with Moody's and no action has been taken.

As a result of the Company's investment in manufacturing and research facilities, additions to fixed assets for the nine months ended September 30, 2002 increased to $714 million from $687 million for the same period of 2001.

Net cash provided by operating activities was $264 million in 2002 as compared to $3,436 million in 2001 (restated). The decrease in 2002 is attributable to income tax cash outflows of $2,046 million, which is primarily related to taxes on the gain arising from the sale of the Clairol business, and a decrease in deferred revenue, relating to sales of consignment product to certain wholesalers. The additional decrease in cash from operating activities is mainly due to lower net earnings. Net cash used in investing activities was $1,051 million in 2002 as compared to $7,935 million in 2001 (restated). In 2001, investing activities included $7,156 million of cash earmarked for the Company's acquisition of the DuPont Pharmaceuticals business. Cash flows from operating and investing activities of discontinued operations for the nine months were $45 million in 2002 and $295 million in 2001.

During the nine months ended September 30, 2002, the Company purchased 5 million shares of common stock at a total cost of $154 million. For the same period in 2001, the Company purchased 24 million shares of common stock at a total cost of $1,320 million.

For the three and nine months ended September 30, 2002, dividends declared per common share were $.280 and $.840, respectively. For the three and nine months ended September 30, 2001, dividends declared per common share were $.275 and $.825, respectively.

Retirement Benefits

The recent decline in the global equity markets has resulted in a decrease in the value of the assets in the Company's pension plans. This decline is expected to adversely affect the Company's related accounting results in future periods through higher pension expense and increased cash funding requirements. In 2002, the Company contributed to its defined benefit plans a total of $547 million, including a contribution of $325 million in the fourth quarter of 2002.

The Company reduced its assumed discount rate for its major pension plans in response to a decline in corporate bond yields. The Company also reduced its 2003 expected long-term rate of return on U.S. plans assets from 10% to 9% following a reassessment of the long-term outlook. The lower assumed discount rate and expected long-term rate of return on plan assets, combined with negative asset returns in 2001 and

2002, is currently estimated to increase the Company's pension expense in 2003 by approximately $120 million compared to 2002.

For additional discussion of the Company's retirement benefits, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in the Company's 2001 Form 10-K/A, which is being filed concurrently with this Form 10-Q.

Critical Accounting Policies

For a discussion of the Company's critical accounting policies, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in the Company's 2001 Form 10-K/A, which is being filed concurrently with this Form 10-Q.

Cautionary Factors That May Affect Future Results

This quarterly report on Form 10-Q (including documents incorporated by reference) and other written and oral statements the Company makes from time to time contain certain "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by the fact they use words such as "should", "expect", "anticipate", "estimate", "may", "will", "project", "guidance", "intend", "plan", "believe" and other words and terms of similar meaning and expression in connection with any discussion of future operating or financial performance. One can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Such forward-looking statements are based on current expectations and involve inherent risks and uncertainties, including factors that could delay, divert or change any of them, and could cause actual outcomes to differ materially from current expectations. These statements are likely to relate to, among other things, the Company's goals, plans and projections regarding its financial position, results of operations, market position, product development, product approvals, sales efforts, expenses, performance or results of current and anticipated products and the outcome of contingencies such as legal proceedings, and financial results which are based on current expectations that involve inherent risks and uncertainties, including factors that could delay, divert or change any of them in the next several years.

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

* Indicates brand names of products which are registered trademarks not owned by the Company. ERBITUX is a trademark of ImClone Systems Incorporated; AVAPRO and PLAVIX are trademarks of Sanofi-Synthelabo France Corp.; CORZIDE, DELESTROGEN and FLORINEF are trademarks of King Pharmaceuticals, Inc.; CORGARD is a trademark of King Pharmaceuticals, Inc.; ESTRACE is a trademark of Galen (Chemicals) Limited; VIACTIV is a tradmark of McNeil-PPC, Inc.; GLUCOPHAGE, GLUCOPHAGE XR, GLUCOVANCE and METAGLIP are trademarks of Merck Sante S.A.S., an associate of Merck KGaA of Darmstadt, Germany, licensed to Bristol-Myers Squibb Company; and ABILIFY is a trademark of Otsuka Pharmaceutical Company, Ltd.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk disclosures have not materially changed from those appearing in the Company's 2001 Form 10-K/A, which is being filed concurrently with this Form 10-Q.

The Company entered into approximately $1.5 billion notional amount of U.S. interest rate swaps in the three and nine months ended September 30, 2002. These swaps are designated as cash flow hedges of fixed rate notes and serve to convert from a fixed rate on these notes to a variable rate of LIBOR plus 0.54%. Their maturity coincides with the maturity of the fixed rate notes, which are due in 2006.

In the nine months ended September 30, 2002, the Company purchased $626 million notional amount of foreign exchange put options (primarily euro, Australian and Canadian dollars), sold a net $730 million notional amount of forward exchange contracts, primarily the euro, and sold a net $75 million notional amount of Japanese yen call options to partially hedge the exchange impact related to forecasted intercompany inventory purchases for up to the next 14 months.

Item 4. CONTROLS AND PROCEDURES

As discussed above, the Company has restated its consolidated financial statements for the three years ended December 31, 2001, including the corresponding 2001 and 2000 interim periods, and the quarterly periods ended March 31, 2002 and June 30, 2002.

Within 90 days prior to the filing date of this Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of its chief executive officer and chief financial officer, pursuant to Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended, of the effectiveness of the design and operation of its disclosure controls and procedures.

In making this evaluation, the Company has considered matters relating to its restatement of previously issued financial statements, including the substantial process that was undertaken to ensure that all material adjustments necessary to correct the previously issued financial statements were recorded. The Company believes that certain of the restatement adjustments occurred because the Company's control processes and procedures related to the matters underlying such adjustments were not effective. In connection with their audits of the restatement of previously issued financial statements and the Company's consolidated financial statements for the year ended December 31, 2002, the Company's independent auditors, PricewaterhouseCoopers LLP, have identified and communicated to the Company and the Audit Committee two "material weaknesses" (as defined under standards established by the American Institute of Certified Public Accountants) relating to the Company's accounting and public financial reporting of significant matters and to its initial recording and management review and oversight of certain accounting matters.

In the last year, the Company searched for and hired a new chief financial officer from outside the Company, restaffed the controller position, created a position of chief compliance officer and changed leadership at the Pharmaceuticals group.

In response to the wholesaler inventory buildup and the other matters identified as restatement adjustments, under the direction of the Audit Committee, in the last year, senior management has directed that the Company dedicate resources and take steps to strengthen control processes and procedures in order to identify and rectify past accounting errors and prevent a recurrence of the circumstances that resulted in the need to restate prior period financial statements. The Company also revised its budgeting process to emphasize a bottom-up approach in contrast to a top-down approach. The Company has implemented a review and certification process of its annual and quarterly reports under the Securities Exchange Act of 1934, as amended, as well as processes designed to enhance the monitoring of wholesaler inventories. In addition, the Company is in the process of expanding its business risks and disclosure group, which includes senior management, including the chief executive officer and the chief financial officer, and is taking a number of additional steps designed to create a more open environment for communications and flow of information throughout the Company. The Company continues to identify and implement actions to improve the effectiveness of its disclosure controls and procedures and internal controls, including plans to enhance its resources and training with respect to financial reporting and disclosure responsibilities, and to review its actions with its Audit Committee and independent auditors.

Based on this evaluation, the Company's chief executive officer and chief financial officer concluded that as of the evaluation date, such disclosure controls and procedures were reasonably designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Other than as described above, since the evaluation date by the Company's management of its internal controls, there have not been any significant changes in the internal controls or in other factors that could significantly affect the internal controls.

PART II—OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

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

Since the filing of the initial patent infringement suits, six private actions have been filed by parties alleging antitrust, consumer protection and similar claims relating to the Company's actions to obtain and enforce patent rights. The plaintiffs seek declaratory judgment, damages (including treble and/or punitive damages where allowed), disgorgement and injunctive relief. In June 2002, a group of 32 state attorneys general, the District of Colombia, Puerto Rico and the Virgin Islands brought similar claims. In September 2000, the Federal Trade Commission (FTC) initiated an investigation relating to paclitaxel.

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

OTHER SECURITIES MATTERS

During the period March through May 2002, the Company and a number of its current and former officers were named as defendants in a number of securities class action lawsuits alleging violations of federal securities laws and regulations. The plaintiffs variously alleged that the defendants disseminated materially false and misleading statements and failed to disclose material information concerning three different matters: (1) safety, efficacy and commercial viability of VANLEV (as discussed above), (2) the Company's sales incentives to certain wholesalers and the inventory levels of those wholesalers, and (3) the Company's investment in and relations with ImClone Systems Incorporate (ImClone), and ImClone's product, ERBITUX*. As discussed above, the allegations concerning VANLEV have been transferred to the U.S. District Court for the District of New Jersey and consolidated with the action pending there. The remaining actions have been consolidated and are pending in the U.S. District Court for the Southern District of New York. The allegations of these remaining actions cover the period January 2001 through April 2002. The plaintiffs seek compensatory damages, costs and expenses.

In October 2002, a number of the Company's officers, directors, and former directors were named as defendants in a shareholder derivative suit pending in the U.S. District Court for the Southern District of New York. The Company is a nominal defendant. The suit alleges, among other things, violations of the federal securities laws and breaches of contract and fiduciary duty in connection with the Company's sales incentives to certain wholesalers, the inventory levels of those wholesalers and its investment in ImClone and ImClone's product ERBITUX*. Two similar actions are pending in New York State court. Plaintiffs seek damages, costs and attorneys' fees.

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

It is not possible at this time reasonably to assess the final outcome of these matters or reasonably to estimate the possible loss or range of loss with respect to these lawsuits. If the Company were not to prevail in final, non-appealable determinations of these matters, the impact could be material.

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

The Company is producing documents and actively cooperating with these investigations, which could result in the assertion of criminal and/or civil claims. The Company is unable to assess the outcome of, or reasonably to estimate `possible loss or range of loss with respect to, these investigations, which could include the imposition of fines, penalties and administrative remedies.

Item 5. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

a)
Exhibits (listed by number corresponding to the Exhibit Table of Item 601 in Regulation S-K).

Exhibit Number and Description		Page
10q.	Form of agreement entered into between the Registrant and Lamberto Andreotti effective on August 30, 2002 and between the Registrant and Andrew Bonfield effective on September 23, 2002 (incorporated herein by reference to Exhibit 10q to the Form 10-Q for the quarterly period ended September 30, 1999)	N/A
15.	Independent Accountants' Awareness Letter	E-15-1
99.1.	Section 906 Certification Letter by the Chief Executive Officer	E-99-1
99.2.	Section 906 Certification Letter by the Chief Financial Officer	E-99-2
b)
The Registrant did not file any reports on Form 8-K during the quarter ended September 30, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRISTOL-MYERS SQUIBB COMPANY
(Registrant)
Date: March 18, 2003	By:	/s/ PETER R. DOLAN Peter R. Dolan Chairman and Chief Executive Officer
Date: March 18, 2003	By:	/s/ ANDREW R. J. BONFIELD Andrew R. J. Bonfield Senior Vice President and Chief Financial Officer

QuickLinks

BRISTOL-MYERS SQUIBB COMPANY INDEX TO FORM 10-Q September 30, 2002
BRISTOL-MYERS SQUIBB COMPANY CONSOLIDATED BALANCE SHEET (UNAUDITED)
BRISTOL-MYERS SQUIBB COMPANY CONSOLIDATED STATEMENT OF EARNINGS, COMPREHENSIVE INCOME AND RETAINED EARNINGS (UNAUDITED)
BRISTOL-MYERS SQUIBB COMPANY CONSOLIDATED STATEMENT OF EARNINGS, COMPREHENSIVE INCOME AND RETAINED EARNINGS (Continued) (UNAUDITED)
BRISTOL-MYERS SQUIBB COMPANY CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
BRISTOL-MYERS SQUIBB COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
BRISTOL-MYERS SQUIBB COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
BRISTOL-MYERS SQUIBB COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Report of Independent Accountants
  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  Item 4. CONTROLS AND PROCEDURES
  Item 1. LEGAL PROCEEDINGS
  Item 5. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  Item 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES