Form 10-Q/A
period 2002-03-31
BRISTOL MYERS SQUIBB CO
filed 2003-03-28
CIK 14272

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002
 Commission File Number 1-1136

BRISTOL-MYERS SQUIBB COMPANY
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-079-0350 (IRS Employer Identification No.)

345 Park Avenue, New York, N.Y. 10154
(Address of principal executive offices)
Telephone: (212) 546-4000

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        At February 28, 2003, there were 1,937,432,047 shares outstanding of the Registrant's $.10 par value Common Stock.

Explanatory Note

        This Amendment No. 1 to Bristol-Myers Squibb Company's Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 2002 includes unaudited restated consolidated financial statements at March 31, 2002 and December 31, 2001 and for the three months ended March 31, 2002 and March 31, 2001.

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

        In late October 2002, based on further review and consideration of the previously disclosed buildup of wholesaler inventories in the Company's U.S. pharmaceuticals business and the incentives offered to certain wholesalers, and on advice from the Company's independent auditors, PricewaterhouseCoopers LLP, the Company determined that it was required to restate its sales and earnings to correct errors in the timing of revenue recognition for certain sales to certain U.S. pharmaceuticals wholesalers. Since that time, the Company undertook an analysis of its transactions and incentive practices with U.S. pharmaceuticals wholesalers. As a result of its analysis, the Company determined that certain of its sales to two of the largest wholesalers for the U.S. pharmaceuticals business should be accounted for under the consignment model rather than recognizing revenue for such transactions upon shipment, based in part on the relationship between the amount of incentives offered to these wholesalers and the amount of inventory held by these wholesalers. This determination involved evaluation of a variety of criteria and a number of complex accounting judgments.

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

        Senior management set aggressive targets for each of the Company's businesses. The errors and inappropriate accounting which were corrected by the restatement arose, at least in part, from a period of unrealistic expectations for, and consequent over-estimation of the anticipated performance of, certain of the Company's products and programs.

        As a result of the foregoing, the Company restated its financial statements for the three years ended December 31, 2001, including the corresponding 2001 and 2000 interim periods, and the quarterly periods ended March 31, 2002 and June 30, 2002. The restatement affected periods prior to 1999. The impact of the restatement on such prior periods was reflected as an adjustment to opening retained earnings as of January 1, 1999.

        In connection with their audits of the restatement of previously issued annual financial statements and the Company's consolidated financial statements for the year ended December 31, 2002, the Company's independent auditors, PricewaterhouseCoopers LLP, identified and communicated to the Company and the Audit Committee two "material weaknesses" (as defined under standards established by the American Institute of Certified Public Accountants) relating to the Company's accounting and public financial reporting of significant matters and to its initial recording and management review and oversight of certain accounting matters.

        In the last year, the Company searched for and hired a new chief financial officer from outside the Company, restaffed the controller position, created a position of chief compliance officer and changed leadership at the Pharmaceuticals group.

        In response to the wholesaler inventory buildup and the other matters identified as restatement adjustments, under the direction of the Audit Committee, in the last year, senior management has directed that the Company dedicate resources and take steps to strengthen control processes and procedures in order to identify and rectify past accounting errors and prevent a recurrence of the circumstances that resulted in the need to restate prior period financial statements. The Company also revised its budgeting process to emphasize a bottom-up approach in contrast to a top-down approach. The Company has implemented a review and certification process of its annual and quarterly reports under the Securities Exchange Act of 1934, as amended, as well as processes designed to enhance the monitoring of wholesaler inventories. In addition, the Company is in the process of expanding its business risks and disclosure group, which includes senior management, including the chief executive officer and the chief financial officer, and is taking a number of additional steps designed to create a more open environment for communications and flow of information throughout the Company. The Company continues to identify and implement actions to improve the effectiveness of its disclosure controls and procedures and internal controls, including plans to enhance its resources and training with respect to the Company's financial reporting and disclosure responsibilities, and to review such actions with its Audit Committee and independent auditors.

        The restatement of previously issued financial statements reduced the Company's net earnings and diluted earnings per share in the years ended December 31, 2001, 2000 and 1999 by approximately $411 million or $0.21, $240 million or $0.12 and $366 million or $0.18, respectively, and increased the Company's net earnings and diluted earnings per share in the quarterly period ended March 31, 2002 by approximately $271 million or $.14 and in the quarterly period ended June 30, 2002 by approximately $39 million or $.02.

        The Company's use of the consignment model to account for certain sales to two of the largest wholesalers for the U.S. pharmaceuticals business is discussed in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, in Part I of this Form 10-Q/A.

        For a description of the restatement, see Note 2, Restatement of Previously Issued Financial Statements, to the accompanying restated consolidated financial statements and Amendment No. 1 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 2001, which was previously filed with the Securities and Exchange Commission (SEC).

        For a discussion of the Company's revenue recognition policy, reference is made to Note 1, Basis of Presentation and Accounting Standards, to the accompanying restated consolidated financial statements.

        This Form 10-Q/A amends and restates Items 1 and 2 of Part I and Items 1 and 6 of Part II of the original Form 10-Q, and no other information included in the original Form 10-Q is amended hereby. The explanatory caption at the beginning of each item of this Form 10-Q/A sets forth the nature of the revisions to that item.

        The Company did not amend its Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for periods affected by the restatement that ended prior to December 31, 2001, and the financial statements and related financial information contained in such reports should no longer be relied upon.

        For a discussion of events and developments subsequent to March 31, 2002, see Amendment No. 1 to the Company's Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2002, which is being filed concurrently with this Form 10-Q/A, the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, which was previously filed with the SEC, the Company's Annual Report on Form 10-K for the year ended December 31, 2002, which is being filed concurrently with this Form 10-Q/A, and the Company's subsequent filings.

BRISTOL-MYERS SQUIBB COMPANY

INDEX TO FORM 10-Q/A

March 31, 2002

Page
PART I—FINANCIAL INFORMATION:
Item 1.
Restated Financial Statements (Unaudited):
Consolidated Balance Sheet at March 31, 2002 and December 31, 2001	5
Consolidated Statement of Earnings, Comprehensive Income and Retained Earnings for the three months ended March 31, 2002 and 2001	6-7
Consolidated Statement of Cash Flows for the three months ended March 31, 2002 and 2001	8
Notes to Restated Consolidated Financial Statements	9-33
Report of Independent Accountants	34
Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations	35-45
PART II—OTHER INFORMATION
Item 1.
Legal Proceedings	46-51
Item 6.
Exhibits and Reports on Form 8-K	51
Signatures	52
Certifications	53-54

PART I—FINANCIAL INFORMATION

Item 1.    RESTATED FINANCIAL STATEMENTS

        The restated consolidated financial statements, including the notes to the restated consolidated financial statements, set forth in this Item 1 have been revised to reflect the restatement and certain events occurring subsequent to the filing of the original Form 10-Q.

BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	Restated March 31, 2002	Restated December 31, 2001
	(dollars in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$3,382	$5,500
Time deposits and marketable securities	198	154
Receivables, net of allowances $125 and $122	3,774	3,992
Inventories:
Finished goods	895	833
Work in process	410	411
Raw and packaging materials	257	247
Consignment inventory	166	208

Total Inventories	1,728	1,699
Prepaid expenses	1,672	1,904

Total Current Assets	10,754	13,249

Property, plant and equipment	8,048	7,972
Less: Accumulated depreciation	3,120	3,085

	4,928	4,887

Goodwill	5,119	5,119
Intangible assets, net	2,047	2,084
Other assets	2,730	2,473

Total Assets	$25,578	$27,812

LIABILITIES
Current Liabilities:
Short-term borrowings	$308	$174
Deferred revenue on consigned inventory	1,674	2,026
Accounts payable	1,352	1,478
Accrued litigation settlements	125	35
Dividends payable	542	542
Accrued expenses	2,651	3,141
Accrued rebates and returns	864	888
U.S. and foreign income taxes payable	1,179	2,825

Total Current Liabilities	8,695	11,109
Other liabilities	1,370	1,391
Long-term debt	6,170	6,237

Total Liabilities	16,235	18,737

Commitments and contingencies
STOCKHOLDERS' EQUITY
Preferred stock, $2 convertible series: Authorized 10 million shares; issued and outstanding 8,857 in 2002 and 8,914 in 2001, liquidation value of $50 per share	—	—
Common stock, par value of $.10 per share: Authorized 4.5 billion shares; issued 2,200,575,063 in 2002 and 2,200,010,476 in 2001	220	220
Capital in excess of par value of stock	2,461	2,403
Other accumulated comprehensive loss	(1,174)	(1,117)
Retained earnings	19,271	18,958

	20,778	20,464
Less cost of treasury stock — 261,962,677 common shares in 2002 and 264,389,570 in 2001	11,435	11,389

Total Stockholders' Equity	9,343	9,075

Total Liabilities and Stockholders' Equity	$25,578	$27,812

The accompanying notes are an integral part of these financial statements

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED STATEMENT OF EARNINGS,
COMPREHENSIVE INCOME AND RETAINED EARNINGS

(UNAUDITED)

	Three Months Ended March 31,
	Restated 2002	Restated 2001
	(in millions, except per share data)
EARNINGS
Net Sales	$4,661	$4,589

Cost of products sold	1,502	1,263
Marketing, selling and administrative	912	913
Advertising and product promotion	259	339
Research and development	502	498
Acquired in-process research and development	160	3
Gain on sales of businesses/product lines	(30)	(32)
Provision for restructuring and other items	(1)	—
Litigation settlement charge	90	—
Other (income)/expense, net	39	(25)

	3,433	2,959

Earnings from Continuing Operations Before Minority Interest and Income Taxes	1,228	1,630
Provision for income taxes	333	386
Minority interest, net of taxes(1)	53	27

Earnings from Continuing Operations	842	1,217

Discontinued Operations:
Net earnings	—	93
Net gain on disposal	14	—

	14	93

Net Earnings	$856	$1,310

Earnings Per Common Share
Basic
Earnings from Continuing Operations	$.43	$.62

Discontinued Operations:
Net earnings	—	.05
Net gain on disposal	.01	—

	.01	.05

Net Earnings	$.44	$.67

Diluted
Earnings from Continuing Operations	$.43	$.61

Discontinued Operations:
Net earnings	—	.05
Net gain on disposal	.01	—

	.01	.05

Net Earnings	$.44	$.66

Average Common Shares Outstanding
Basic	1,935	1,948
Diluted	1,952	1,978
Dividends declared per Common Share	$.280	$.275

(1)
Includes minority interest expense and income from unconsolidated affiliates.

The accompanying notes are an integral part of these financial statements.

	Three Months Ended March 31,
	Restated 2002	Restated 2001
	(dollars in millions)
COMPREHENSIVE INCOME
Net Earnings	$856	$1,310
Other Comprehensive (Loss) Income:
Foreign currency translation, net of tax benefit of $10 in 2002 and $19 in 2001	(48)	82
Deferred (loss) gain on derivatives qualifying as hedges, net of tax benefit of $4 in 2002 and taxes of $13 in 2001	(9)	17

Total Other Comprehensive (Loss) Income	(57)	99

Comprehensive Income	$799	$1,409

RETAINED EARNINGS
Retained Earnings, January 1	$18,958	$16,422
Net Earnings	856	1,310
Cash dividends declared	(543)	(534)

Retained Earnings, March 31	$19,271	$17,198

The accompanying notes are an integral part of these financial statements.

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	Restated 2002	Restated 2001
	(dollars in millions)
Cash Flows From Operating Activities:
Net earnings	$856	$1,310
Depreciation	105	118
Amortization	74	56
Litigation settlement charge	90	—
Provision for restructuring and other items	(1)	—
Acquired in-process research and development	160	3
Gain on sales of businesses/product lines	(54)	(32)
Other operating items	(17)	4
Receivables	159	(253)
Inventories	(28)	(84)
Deferred revenue on consigned inventory	(353)	37
Accounts payable and accrued expenses	(434)	(170)
Income taxes	(1,449)	146
Product liability	(27)	(72)
Insurance recoverable	11	77
Pension contribution to the U.S. retirement income plan	(150)	(215)
Other assets and liabilities	(28)	(56)

Net Cash (Used In) Provided by Operating Activities	(1,086)	869

Cash Flows From Investing Activities:
Proceeds from sales of time deposits and marketable securities	83	404
Purchases of time deposits and marketable securities	(123)	(512)
Additions to property, plant and equipment	(211)	(175)
Proceeds from product divestitures	40	40
Business acquisitions (including purchase of trademarks/patents)	(186)	(22)
DuPont acquisition costs and liabilities	(242)	—
Other, net	50	(45)

Net Cash Used in Investing Activities	(589)	(310)

Cash Flows From Financing Activities:
Short-term borrowings	87	17
Long-term debt borrowings	1	—
Issuances of common stock under stock plans	83	64
Purchases of treasury stock	(67)	(668)
Dividends paid	(542)	(537)

Net Cash Used in Financing Activities	(438)	(1,124)

Effect of Exchange Rates on Cash	(5)	17

Decrease in Cash and Cash Equivalents	(2,118)	(548)
Cash and Cash Equivalents at Beginning of Period	5,500	3,182

Cash and Cash Equivalents at End of Period	$3,382	$2,634

The accompanying notes are an integral part of these financial statements.

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

        Throughout these notes to restated consolidated financial statements, all referenced amounts for current and prior periods and prior period comparisons reflect the balances and amounts on a restated basis.

Note 1: Basis of Presentation and New Accounting Standards

        Bristol-Myers Squibb Company (the Company) prepared these unaudited restated consolidated financial statements following the requirements of the Securities and Exchange Commission (SEC) and U.S. generally accepted accounting principles (GAAP) for interim reporting. Under those rules, certain footnotes and other financial information that are normally required by GAAP for annual financial statements can be condensed or omitted. The Company is responsible for the restated consolidated financial statements included in this Form 10-Q/A. These restated consolidated financial statements include all normal and recurring adjustments necessary for a fair presentation of the Company's restated financial position at March 31, 2002 and December 31, 2001, and the restated results of its operations and restated cash flows for the three months ended March 31, 2002 and March 31, 2001. Note 2, Restatement of Previously Issued Financial Statements, to these restated consolidated financial statements provides a summary discussion of the restatement. These restated consolidated financial statements should be read in conjunction with the restated consolidated financial statements and the related notes included in Amendment No. 1 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 2001 (2001 Form 10-K/A). PricewaterhouseCoopers LLP, the Company's independent accountants, have performed a review of the unaudited restated consolidated financial statements included in this Form 10-Q/A, and their review report thereon accompanies this Form 10-Q/A.

        Revenues, expenses, assets and liabilities can vary during each quarter of the year. Accordingly, the results and trends in these unaudited restated consolidated interim financial statements may not be the same as those for the full year.

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

        In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company is in the process of assessing what impact this pronouncement will have on its consolidated financial statements. Based on its preliminary analysis of the impact of FIN 46, the Company believes that it is reasonably possible that ImClone Systems Incorporated (ImClone) could meet the criteria to be considered a variable interest entity in relation to the Company. Accordingly, the Company has included the required transitional disclosures of FIN 46 in Note 4, Alliances and Investments, to these restated consolidated financial statements.

        In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for financial statements for fiscal years and interim periods ending after December 15, 2002. SFAS No. 148 did not have a material impact on the Company's consolidated financial statements, as the adoption of this standard did not require the Company to change, and the Company does not plan to change, to the fair value based method of accounting for stock-based compensation.

        In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). FIN 45 requires a guarantor to recognize a liability at the inception of the guarantee for the fair value of the obligation undertaken in issuing the guarantee and include more detailed disclosure with respect to guarantees. The types of contracts the Company enters into that meet the scope of this interpretation are financial and performance standby letters of credit on behalf of wholly-owned subsidiaries. FIN 45 is effective for guarantees issued or modified after December 31, 2002. The initial adoption of this accounting pronouncement is not expected to have a material effect on the Company's consolidated financial statements.

        In June 2002, the FASB issued SFAS No. 146, Accounting for Exit or Disposal Activities, effective for exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 addresses issues regarding the recognition, measurement, and reporting of costs that are associated with exit and/or disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (EITF) has set forth in EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), and the SEC has set forth in the Staff Accounting Bulletin No. 100, Restructuring and Impairment Charges. The initial adoption of this accounting standard is not expected to have a material effect on the Company's consolidated financial statements.

        In April 2002, the FASB issued SFAS No. 145, which superseded SFAS No. 4 and the requirement to aggregate all gains and losses from extinguishment of debt and to classify, if material, as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board Opinion No. 30 will be used to classify those gains and losses. SFAS No. 145 also amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The Company does not believe the initial adoption of this standard will have a material effect on its consolidated financial statements.

        As part of the restatement of previously issued financial statements, the Company adopted EITF Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products), as of January 1, 2002, and now presents the cost of certain vendor considerations (e.g., cooperative advertising payments, shelving allowances and manufacturer's coupons) as reductions of revenue instead of advertising and promotion expenses. Financial information for all prior periods presented has been reclassified to comply with the new income statement classification requirements. Pursuant to EITF 01-9, certain advertising and promotion expenses were reclassified from advertising and promotion expenses to a reduction in net sales in the three months ended March 31, 2002 in the amount of $41 million and in the three months ended March 31, 2001 in the amount of $42 million.

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

        In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 142 on January 1, 2002, with certain provisions applied earlier (upon acquisition) to goodwill and other intangible assets acquired after June 30, 2001. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired and the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition. Under the new rules, goodwill and intangible assets acquired other than in a business combination with indefinite lives will no longer be amortized but will be subject to annual impairment tests. The goodwill arising from business acquisitions prior to July 1, 2001 was amortized on a straight-line basis over periods ranging from 15 to 40 years. This goodwill is no longer being amortized effective in 2002. Total restated expenses related to the amortization of goodwill included in earnings for the three month period ended March 31, 2001 was $19 million, or $0.01 per share on a basic and diluted basis.

        In accordance with SFAS No. 142, goodwill and indefinite-lived intangible assets are tested for impairment upon adoption of the standard and annually thereafter. SFAS No. 142 requires that goodwill be tested for impairment using a two-step process. The first step is to identify a potential impairment and the second step measures the amount of the impairment loss, if any. Goodwill is deemed to be impaired if the carrying amount of a reporting unit's goodwill exceeds its estimated fair value. SFAS No. 142 requires that indefinite-lived intangible assets be tested for impairment using a one-step process, which consists of a comparison of the fair value to the carrying value of the intangible asset. Intangible assets are deemed to be impaired if the net book value exceeds the estimated fair value. The Company has completed its goodwill impairment assessment which indicated no impairment of goodwill.

Note 1: Basis of Presentation and New Accounting Standards (Continued)

        The changes in the carrying amount of goodwill for the year ended December 31, 2001 and the three months ended March 31, 2002, were as follows:

	Restated Pharmaceuticals Segment	Restated Nutritionals Segment	Restated Other Healthcare Segment	Restated Total
	(dollars in millions)
Balance as of December 31, 2000(1)	$944	$208	$202	$1,354
Amortization expense	(43)	(18)	(14)	(75)
Additions	3,837	1	2	3,840

Balance as of December 31, 2001 and March 31, 2002	$4,738	$191	$190	$5,119

(1)
Excludes $55 million of goodwill related to discontinued operations.

        As of March 31, 2002 and December 31, 2001, intangible assets consisted of the following:

	Restated March 31, 2002	Restated December 31, 2001
	(dollars in millions)
Patents / Trademarks	$213	$213
Licenses	539	514
Technology	1,783	1,783

	2,535	2,510
Accumulated Amortization	488	426

Net Carrying Amount	$2,047	$2,084

        Amortization expense as restated for intangible assets (the majority of which is included in cost of products sold) for the three months ended March 31, 2002 and 2001 was $66 million and $29 million, respectively. The increase in 2002 from the prior year is primarily due to intangible assets acquired in the DuPont acquisition, which was completed on October 1, 2001. Expected amortization expense through 2007 related to the current balance of intangible assets is as follows:

(dollars in millions)
For the year ended December 31, 2002	$268
For the year ended December 31, 2003	$212
For the year ended December 31, 2004	$194
For the year ended December 31, 2005	$186
For the year ended December 31, 2006	$184
For the year ended December 31, 2007	$183

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

        In late October 2002, based on further review and consideration of the previously disclosed buildup of wholesaler inventories in the Company's U.S. pharmaceuticals business and the incentives offered to certain wholesalers, and on advice from the Company's independent auditors, PricewaterhouseCoopers LLP, the Company determined that it was required to restate its sales and earnings to correct errors in the timing of revenue recognition for certain sales to certain U.S. pharmaceuticals wholesalers. Since that time, the Company undertook an analysis of its transactions and incentive practices with U.S. pharmaceuticals wholesalers. As a result of its analysis, the Company determined that certain of its sales to two of the largest wholesalers for the U.S. pharmaceuticals business should be accounted for under the consignment model rather than recognizing revenue for such transactions upon shipment, based in part on the relationship between the amount of incentives offered to these wholesalers and the amount of inventory held by these wholesalers. This determination involved evaluation of a variety of criteria and a number of complex accounting judgments.

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

        Senior management set aggressive targets for each of the Company's businesses. The errors and inappropriate accounting which were corrected by the restatement arose, at least in part, from a period of unrealistic expectations for, and consequent over-estimation of the anticipated performance of, certain of the Company's products and programs.

        As a result of the foregoing, the Company restated its financial statements for the three years ended December 31, 2001, including the corresponding 2001 and 2000 interim periods, and the quarterly periods ended March 31, 2002 and June 30, 2002. The restatement affected periods prior to 1999. The impact of the restatement on such prior periods was reflected as an adjustment to opening retained earnings as of January 1, 1999.

        In connection with their audits of the restatement of previously issued annual financial statements and the Company's consolidated financial statements for the year ended December 31, 2002, the Company's independent auditors, PricewaterhouseCoopers LLP, identified and communicated to the Company and the Audit Committee two "material weaknesses" (as defined under standards established by the American Institute of Certified Public Accountants) relating to the Company's accounting and public financial reporting of significant matters and to its initial recording and management review and oversight of certain accounting matters.

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

        In addition to the restatement matters described in Note 2, Restatement of Previously Issued Financial Statements, to the restated consolidated financial statements included in the Company's 2001 Form 10-K/A, and as part of the restatement of previously issued financial statements, the Company restated its acquired in-process research and development charge for the first quarter of 2002. On March 5, 2002, the Company's agreement with ImClone was revised. Under the revised agreement with ImClone, which is described in Note 4, Alliances and Investments, to these restated consolidated financial statements, the Company agreed to pay ImClone a $200 million milestone payment, of which $140 million was paid upon signing of the revised agreement in March 2002 and $60 million was payable on the one year anniversary of signing. With respect to the $140 million paid in March 2002, the Company expensed $112 million (or 80.1%) as acquired in-process research and development and recorded $28 million (or 19.9%) as an additional equity investment to eliminate the income statement effect of the portion of the milestone payment for which the Company has an economic claim through its 19.9% ownership interest in ImClone. The Company determined that the $60 million portion of the milestone payment that was payable on the one year anniversary of signing the revised agreement should have been recognized in March 2002. Accordingly, the Company corrected this error by restating its first quarter of 2002 acquired in-process research and development charge to expense $48 million (or 80.1%) of such portion of the milestone payment and recorded $12 million (or 19.9%) of such portion of the milestone payment as an additional equity investment. This additional equity investment was written-off as part of the Company's ImClone impairment charge, recorded in the third quarter of 2002.

        As part of the restatement of previously issued financial statements, the Company adopted EITF 01-9, which it originally began to apply in the third quarter of 2002, as of January 1, 2002. For additional information, see Note 1, Basis of Presentation and New Accounting Standards, to these restated consolidated financial statements.

        As a result of the restatement, the Company delayed filing its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 (third quarter 2002 Form 10-Q). As previously disclosed, this delay resulted in a breach by the Company of delivery of SEC filing obligations under the 1993 Indenture (Indenture) between Bristol-Myers Squibb Company and JPMorgan Chase Bank (formerly The Chase Manhattan Bank), as the trustee, and certain other credit agreements, and gave certain rights to the trustee under the Indenture and the respective lenders under such credit agreements to accelerate maturity of the Company's indebtedness. Neither the trustee nor the respective lenders exercised their right to accelerate. The Company has filed the third quarter 2002 Form 10-Q with the SEC and cured the noncompliance with the abovementioned obligations in the Indenture and these other credit agreements. Accordingly, the debt outstanding under the Indenture and these other credit agreements no longer can be accelerated and, therefore, is classified as long-term debt in the Company's consolidated balance sheet.

Note 2: Restatement of Previously Issued Financial Statements (Continued)

        The following table presents the impact of the restatement adjustments on the Company's previously reported net sales, earnings from continuing operations before minority interest and income taxes and earnings from continuing operations for the three months ended March 31, 2002 and 2001:

	Three Months Ended March 31, 2002	Three Months Ended March 31, 2001
	(dollars in millions)
Net Sales, as previously reported	$4,082	$4,689

Restatement adjustments:
Consignment sales	346	(33)
Sales rebate accruals	274	(25)
EITF 01-9 reclassification	(41)	(42)

Net sales, as restated	$4,661	$4,589

Earnings from Continuing Operations Before Minority Interest and Income Taxes, as previously reported	$774	$1,744

Revenue recognition restatement adjustments:
Consignment sales	268	(17)
Sales rebate accruals	266	(24)

Subtotal	534	(41)

Other restatement adjustments:
Capitalized research and development payments	10	8
Irbesartan transaction	(31)	—
Acquisition liabilities	—	—
Divestiture liabilities	(42)	(79)
Restructuring and other items	—	(2)
Other	(17)	—

Total restatement adjustments	454	(114)

Earnings from Continuing Operations Before Minority Interest and Income Taxes, as restated	1,228	1,630

Taxes, as previously reported	155	465
Deferred taxes on intercompany profit	30	(25)
Current taxes-interest	—	(8)
Tax effect of other restatement adjustments	148	(46)

Income taxes, as restated	333	386

Minority interest, as previously reported	34	36
Effect of restatement adjustments on minority interest	19	(9)

Minority interest, as restated	53	27

Earnings from Continuing Operations, as restated	$842	$1,217

        The restatement adjustments resulted in a cumulative net reduction of stockholders' equity of $1.4 billion as of March 31, 2002. As discussed above, the impact of the restatement on periods prior to 1999 was reflected as an adjustment to opening retained earnings as of January 1, 1999. The following table presents the impact of the restatement adjustments on stockholders' equity from January 1, 1999 to March 31, 2002:

(dollars in millions)
Adjustment to opening retained earnings as of January 1, 1999:
Increase (decrease) in Stockholders' Equity:
Stockholders' Equity—January 1, 1999, as previously reported	$7,576
Sales returns	(68)
Sales rebate accruals	(59)
Capitalized research and development payments	(46)
Acquisition liabilities	31
Divestiture liabilities	28
Other restatement items	(24)
Dividend accrual	(429)
Deferred taxes on intercompany profit	(11)

Decrease in Stockholders' Equity	(578)

Stockholders' Equity—January 1, 1999, as restated	$6,998

Additional Stockholders' Equity adjustments—subsequent to adjustments to opening retained earnings as of January 1, 1999:
Increase (decrease) January 1, 1999—March 31, 2002:
Net earnings	$(746)
Impact of dividend accrual	(113)
Zimmer common stock dividend adjustment	46

Decrease in Stockholders' Equity—January 1, 1999 to March 31, 2002	($813)

Note 2: Restatement of Previously Issued Financial Statements (Continued)

        The following tables present the impact of the restatement adjustments on the Company's previously reported results for the three months ended March 31, 2002 and 2001 and on the balance sheet as of March 31, 2002, on a condensed basis:

	Three Months Ended March 31, 2002		Three Months Ended March 31, 2001
	As Previously Reported	As Restated	As Previously Reported	As Restated
	(dollars in millions, except per share data)

Net Sales	$4,082	$4,661	$4,689	$4,589
Total costs and expenses	3,497	3,819	3,446	3,372

Earnings from Continuing Operations	585	842	1,243	1,217

Discontinued Operations:
Net earnings	—	—	93	93
Net gain on disposal	—	14	—	—

Net Earnings	$585	$856	$1,336	$1,310

Basic earnings per share:
Continuing Operations	$.30	$.43	$.64	$.62

Discontinued Operations:
Net earnings	—	—	.05	.05
Net gain on disposal	—	.01	—	—

Net Earnings	$.30	$.44	$.69	$.67

Diluted earnings per share:
Continuing Operations	$.30	$.43	$.63	$.61

Discontinued Operations:
Net earnings	—	—	.05	.05
Net gain on disposal	—	.01	—	—

Net Earnings	$.30	$.44	$.68	$.66

	March 31, 2002
	As Previously Reported	As Restated
	(dollars in millions)
Balance Sheet:
Cash and marketable securities	$3,580	$3,580
Receivables, net	3,599	3,774
Inventories, including consignment inventory	1,558	1,728
Prepaid expenses	1,203	1,672

Total Current Assets	9,940	10,754

Property, plant and equipment, net	4,920	4,928
Goodwill	5,225	5,119
Intangible assets, net	2,200	2,047
Other assets	2,632	2,730

Total Assets	$24,917	$25,578

Short-term debt borrowings	$308	$308
Deferred revenue on consigned inventory	—	1,674
Other current liabilities	6,499	6,713

Total Current Liabilities	6,807	8,695

Long-term debt	6,170	6,170
Other long-term liabilities	1,206	1,370

Total Liabilities	14,183	16,235

Stockholders' Equity	10,734	9,343

Total Liabilities and Stockholders' Equity	$24,917	$25,578

        The impact of the restatement adjustments on the Company's December 31, 2001 consolidated balance sheet was reported in the Company's 2001 Form 10-K/A. For a description of each restatement adjustment, see Note 2, Restatement of Previously Issued Financial Statements, to the restated consolidated financial statements included in the Company's 2001 Form 10-K/A.

Note 3: Earnings Per Share

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

	Three Months Ended March 31,
	Restated 2002	Restated 2001
	(in millions, except per share data)
Earnings from Continuing Operations	$842	$1,217

Discontinued Operations:
Net earnings	—	93
Net gain on disposal	14	—

	14	93

Net Earnings	$856	$1,310

Basic:
Average Common Shares Outstanding	1,935	1,948

Earnings from Continuing Operations	$.43	$.62

Discontinued Operations:
Net earnings	—	.05
Net gain on disposal	.01	—

	.01	.05

Net Earnings	$.44	$.67

Diluted:
Average Common Shares Outstanding	1,935	1,948
Incremental Shares Outstanding Assuming the Exercise of Dilutive Stock Options	17	30

	1,952	1,978

Earnings from Continuing Operations	$.43	$.61

Discontinued Operations:
Net earnings	—	.05
Net gain on disposal	.01	—

	.01	.05

Net Earnings	$.44	$.66

        Weighted-average shares issuable upon the exercise of stock options, which were not included in the diluted earnings per share calculation because they were not dilutive, were 81 million for the three month period ended March 31, 2002 and 43 million for the three month period ended March 31, 2001.

Note 4: Alliances and Investments

        The terms of the Company's commercialization agreement with ImClone, a biopharmaceutical company focused on developing targeted cancer treatments, for the codevelopment and copromotion of ERBITUX* in the U.S., Canada and Japan were revised on March 5, 2002. Under the revised terms:

  •
  In lieu of the $300 million milestone payment originally due upon FDA acceptance of the ERBITUX* filing, the Company agreed to pay ImClone $200 million, of which $140 million was paid upon the signing of the revised agreement in March 2002 and $60 million was paid on the one year anniversary of the signing.

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

        With respect to the $200 million of milestone payments the Company agreed to pay ImClone, $160 million (or 80.1%) was expensed in the first quarter of 2002 as acquired in-process research and development, and $40 million (or 19.9%) was recorded as an additional equity investment to eliminate the income statement effect of the portion of the milestone payment for which the Company has an economic claim through its 19.9% ownership interest in ImClone.

        In the third quarter of 2002, the Company recorded a pre-tax charge of $379 million for an other than temporary decline in the market value of ImClone based on the decline in value of ImClone's shares during 2002. The fair value of the equity investment in ImClone used to record the impairment was based on the market value of ImClone shares on September 30, 2002. The equity investment in ImClone as of September 30, 2002 was $111 million.

        As of March 31, 2002, ImClone had total assets of $579 million and total stockholders' deficit of $32 million. For the three months ended March 31, 2002, ImClone recognized a $30 million net loss. The Company is in the process of assessing what impact FIN 46 could have on its consolidated financial statements. Based on its preliminary analysis of the impact of FIN 46, the Company believes that it is reasonably possible that ImClone could meet the criteria to be considered a variable interest entity in relation to the Company.

        In 1997, the Company entered into a codevelopment and comarketing agreement with Sanofi-Synthelabo (Sanofi) for two products: AVAPRO* (irbesartan), an angiotensin II receptor antagonist indicated for the treatment of hypertension, and PLAVIX* (clopidogrel), a platelet inhibitor. The worldwide alliance operates under the framework of two geographic territories: one in the Americas and Australia and the other in Europe and Asia. Two territory partnerships were formed to manage central expenses, such as marketing, research and development and royalties, and to supply finished product to the individual countries. At the country level, agreements either to copromote (whereby a partnership was formed between the parties to sell each brand) or to comarket (whereby the parties operate and sell their brands independently of each other) are in place.

        The Company acts as the operating partner for the territory covering the Americas (principally the U.S., Canada, Puerto Rico, and Latin American countries) and Australia and owns the majority financial controlling interest in this territory. As such, the Company consolidates all country partnership results for this territory and records Sanofi's share of the results as a minority interest expense, net of taxes, which was $65 million and $40 million for the three months ended March 31, 2002, and 2001, respectively. For the three months ended March 31, 2002 and 2001, the Company recorded sales in this territory and in comarketing countries of $600 million and $367 million, respectively.

        Sanofi acts as the operating partner for the territory covering Europe and Asia and owns the majority controlling interest in this territory. The Company accounts for the investment in partnership entities in this territory under the equity method and records its share of the results as net income from unconsolidated affiliates (included in minority interest, net of taxes). The Company recorded its share of equity earnings in this territory of $20 million and $12 million for the three months ended March 31, 2002, and 2001, respectively.

Note 5: Acquisitions, Divestitures and Discontinued Operations

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

        In connection with the acquisition, the Company recorded $575 million of restructuring liabilities as a result of severance and relocation of workforce, the elimination of duplicate facilities and contract terminations. Such costs were recognized by the Company as a liability assumed as of the acquisition date, resulting in additional goodwill. These liabilities consisted of $325 million of employee termination benefits for approximately 1,800 employees, $80 million related to the closure of facilities and $170 million for contract terminations. The $575 million originally recorded in accrued expenses was reduced to $458 million by December 31, 2001 and to $262 million by March 31, 2002. During the three month period ended March 31, 2002, the balance in this account was reduced by cash payments of $196 million.

        The following unaudited pro forma financial information presents results as if the acquisition had occurred at the beginning of the period presented:

Restated Three Months Ended March 31, 2001
(dollars in millions, except per share data)
Net Sales	$4,803
Net Earnings	1,152
Earnings Per Share—Basic	.59
Earnings Per Share—Diluted	.58

        The pro forma results have been prepared for comparative purposes only and include sales and earnings of DuPont for the three months ended March 31, 2001 and certain adjustments such as additional amortization expense as a result of identifiable intangible assets arising from the acquisition and from increased interest expense on acquisition debt. The pro forma earnings exclude the in-process research and development charge related to the DuPont acquisition. The pro forma results are not necessarily indicative of the results of operations that actually would have resulted had the acquisition been in effect at the beginning of the period presented or of future results.

Divestitures

        During the first quarter of 2002, the Company completed the sale of two branded products resulting in pretax gain of $30 million. In the first quarter of 2001, the sale of the Apothecon commodity business was completed, resulting in a pretax gain of $32 million.

Discontinued Operations

        Discontinued operations in the three months ended March 31, 2002 consist of an after-tax adjustment to increase the gain on the sale of Clairol as a result of lower than expected post-closing costs.

        Discontinued operations in the three months ended March 31, 2001 reflect the results of the Clairol and Zimmer businesses, which were divested in 2001.

Note 6: Restructuring and Other Items

        Restructuring charges and spending against accrued liabilities associated with prior and current actions are as follows:

	Restated Employee Termination Liability	Restated Other Exit Cost Liability	Restated Total
	(dollars in millions)
Balance at December 31, 2000	$220	$8	$228
Charges	229	160	389
Spending	(122)	(130)	(252)
Changes in estimate	(84)	3	(81)

Balance at December 31, 2001	243	41	284
Spending	(53)	(15)	(68)
Changes in estimate	(1)	—	(1)

Balance at March 31, 2002	$189	$26	$215

Note 7: Business Segments

        Effective in the first quarter of 2002, the Company reorganized into three groups in support of being a pharmaceutical company with related healthcare businesses. As a result of this reorganization, the company has three reportable segments—Pharmaceuticals, Nutritionals, and Other Healthcare. The Pharmaceuticals segment is comprised of the global pharmaceutical and international (excluding Japan) consumer medicines businesses. The Nutritionals segment consists of Mead Johnson Nutritionals, primarily an infant formula business. The Other Healthcare segments consists of the ConvaTec, Medical Imaging, and Consumer Medicines (U.S and Japan) businesses.

        The data for 2001 has been presented to conform to the new segment organization:

	Three Months Ended March 31,
	Net Sales		Earnings from Continuing Operations Before Minority Interest and Income Taxes
	Restated 2002	Restated 2001	Restated 2002	Restated 2001
	(dollars in millions)
Pharmaceuticals	$3,848	$3,841	$946	$1,249
Nutritionals	449	482	125	151
Other Healthcare	364	266	88	44

Total Segments	4,661	4,589	1,159	1,444
Corporate/Other	—	—	69	186

Continuing Operations	$4,661	$4,589	$1,228	$1,630

Note 7: Business Segments (Continued)

        Included in earnings from continuing operations before minority interest and income taxes of each segment is a cost of capital charge. The elimination of the cost of capital charge is in Corporate/Other. Corporate/Other principally consists of interest expense, interest income, certain administrative expenses and allocations to the segments. In 2002, Pharmaceuticals and Corporate/Other include the following items: Pharmaceuticals—a $160 million in-process research and development charge related to payments under the revised agreement with ImClone; Corporate/Other—a $90 million accrual for BUSPAR litigation and a $30 million gain on the sale of two branded products. In 2001, Corporate/Other includes a $32 million gain on sale of the Apothecon commodity business.

Note 8: Other (Income)/Expense

        The components of other (income)/expense are:

	Three Months Ended March 31,
	Restated 2002	Restated 2001
	(dollars in millions)
Interest expense	$98	$26
Interest income	(23)	(44)
Foreign exchange transaction losses	3	10
Other, net	(39)	(17)

Other (Income)/Expense, net	$39	$(25)

        Interest expense in 2002 is primarily related to the $5.0 billion debt issuance in conjunction with the DuPont and ImClone transactions.

Note 9: Litigation Matters

        Various lawsuits, claims and proceedings are pending against the Company and certain of its subsidiaries. In accordance with SFAS No. 5, Accounting for Contingencies, the Company records accruals for such contingencies when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. In the three months ended March 31, 2002, the Company recognized $90 million related to litigation matters. The most significant of the Company's litigation matters are described below.

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

        In September 2000, one of the defendants received final approval from the FDA for its Abbreviated New Drug Application for paclitaxel and is marketing the product. The FDA has since announced additional final approvals and sales of additional generic products have begun.

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

        On January 7, 2003, the Company announced that it reached agreements in principle that would settle substantially all antitrust litigation surrounding TAXOL®. The amount of the TAXOL® antitrust settlements is expected to be $135 million, the full amount of which was accrued in the third quarter of 2002. Certain important terms and conditions of the settlements remain to be finalized, and certain settlements require court approval. Final approval by the state attorneys general in the TAXOL® litigation is contingent upon further agreements relating to the terms of injunctive relief. Among the provisions remaining to be negotiated are the terms for incorporating certain claimants, including a number of health insurers, into the existing settlement framework. The Company is in discussions with a number of insurers. Whether they will ultimately join the proposed settlement cannot be predicted with certainty at this time.

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

BUSPAR LITIGATION

        On November 21, 2000, the Company obtained a patent, U.S. Patent No. 6,150,365 (‘365 patent), relating to a method of using BUSPAR or buspirone. The Company timely submitted information relating to the ‘365 patent to the FDA for listing in an FDA publication commonly known as the "Orange Book," and the FDA thereafter listed the patent in the Orange Book.

        Delisting and Patent Suits. Generic-drug manufacturers sued the FDA and the Company to compel the delisting of the ‘365 patent from the Orange Book. Although one district court declined to order the delisting of the ‘365 patent, another ordered the Company to cause the delisting of the patent from the Orange Book. The Company complied with the court's order but appealed the decision to the United States Court of Appeals for the Federal Circuit. The appellate court reversed the district court that ordered the delisting. Concurrently, the Company sought to enforce the ‘365 patent in actions against two generic drug manufacturers.

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

        Proposed Settlements. On January 7, 2003, the Company announced that it reached agreements in principle that would settle substantially all antitrust litigation surrounding BUSPAR. The amount of the BUSPAR settlements is expected to be $535 million, of which $35 million was accrued in the fourth quarter of 2001, $90 million was accrued in the first quarter of 2002 and $410 million was accrued in the third quarter of 2002. Written settlement agreements with a number of parties have now been signed. Certain of these settlements require court approval. A number of health insurers have not agreed to the proposed settlement framework. Whether these cases will ultimately be settled cannot be predicted with certainty at this time.

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

        It is not possible at this time reasonably to assess the final outcome of these lawsuits or reasonably to estimate the potential loss or range of loss with respect to these lawsuits. If patent protection for PLAVIX* were lost, the impact on the Company's operations could be material.

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

        In April 2002, the SEC initiated an inquiry into the wholesaler inventory issues referenced above, which became a formal investigation in August 2002. In December 2002, that investigation was expanded to include certain accounting issues, including issues related to the establishment of reserves, and accounting for certain asset and other sales. In October 2002, the United States Attorney's Office for the District of New Jersey announced an investigation into the wholesaler inventory issues referenced above, which has since expanded to cover the same subject matter as the SEC investigation. The Company is cooperating with both of these investigations. The Company's own investigation is also continuing.

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

AVERAGE WHOLESALE PRICING LITIGATION

        The Company, together with a number of other pharmaceutical manufacturers, is a defendant in a series of state and federal actions by private plaintiffs, brought as purported class actions, and complaints filed by the attorneys general of two states and one county, alleging that the manufacturers' reporting of prices for certain products has resulted in a false and overstated Average Wholesale Price (AWP), which in turn improperly inflated the reimbursement paid by Medicare beneficiaries, insurers, state Medicaid programs, medical plans, and others to health care providers who prescribed and administered those products. The federal cases (and many of the state cases, including the attorney general cases, which have been removed to federal courts) have been consolidated for pre-trial purposes and transferred to the United States District Court for the District of Massachusetts, In re Pharmaceutical Industry Average Wholesale Price Litigation (AWP MultiDistrict Litigation). On September 6, 2002, several of the private plaintiffs in the AWP MultiDistrict Litigation filed a Master Consolidated Complaint (Master Complaint), which superseded the complaints in their pre-consolidated constituent cases. The Master Complaint asserts claims under the federal RICO statute and state consumer protection and fair trade statutes. The Company and the other defendants moved to dismiss the Master Complaint, and motions were heard on January 13, 2003. The Nevada and Montana Attorneys General have moved to have their respective cases remanded to state court and argument on the motion was held on March 7, 2003. The Company is also a defendant in related state court proceedings in New York, New Jersey, California, Arizona and Tennessee, and in one federal court proceeding in New York commenced by the County of Suffolk. The New York and New Jersey state court proceedings are currently stayed. The Company, and the other defendants, have removed, or intend to remove, the other state court cases to federal court and will seek to have them transferred to the AWP MultiDistrict Litigation. The Company anticipates that the County of Suffolk case will also be transferred there. Plaintiffs seek damages as well as injunctive relief aimed at manufacturer price reporting practices. These cases are at a very preliminary stage, and the Company is unable to assess the outcome and any possible effect on its business and profitability, or reasonably to estimate possible loss or range of loss with respect to these cases.

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

Note 10: Tax Matters

        Subsequent to March 31, 2002, in the three months ended September 30, 2002, the Company recognized an income tax benefit of $235 million due to the settlement of certain tax matters and the determination by the Company as to the expected settlement of ongoing tax litigation, each of which existed as of March 31, 2002 and December 31, 2001. In addition, during the nine months ended September, 30, 2002, the Company established valuation allowances of $127 million related to certain state net deferred tax assets and $34 million related to certain state tax net operating loss carryforwards that it currently does not believe are more likely than not to be realized in the future.

Note 10: Tax Matters (Continued)

        In addition, subsequent to March 31, 2002, the Company reorganized the structure of its ownership of many of its non-U.S. subsidiaries. The principal purpose of the reorganization was to facilitate the Company's ability to efficiently deploy its financial resources outside of the U.S. The Company believes that the reorganization transactions were generally tax-free both inside and outside the U.S. It is possible, however, that taxing authorities in particular jurisdictions could assert tax liabilities arising from the reorganization transactions or the operations of the reorganized subsidiaries. It is not reasonably possible to predict whether any taxing authority will assert such a tax liability or reasonably to estimate the possible loss or range of loss with respect to any such asserted tax liability. The Company would vigorously challenge any such assertion and believes that it would prevail, but there can be no assurance of such a result. If the Company were not to prevail in final, non-appealable determinations, it is possible that the impact could be material.

Note 11: Comprehensive Income (Loss)

	Foreign Currency Translation	Deferred Loss on Effective Hedges	Total Other Accumulated Comprehensive Loss
	(dollars in millions)
Balance at December 31, 2001	$(1,055)	$(62)	$(1,117)
Change in other comprehensive loss	(48)	(9)	(57)

Balance at March 31, 2002	$(1,103)	$(71)	$(1,174)

Report of Independent Accountants

To the Board of Directors
and Stockholders of
Bristol-Myers Squibb Company

        We have reviewed the accompanying restated consolidated balance sheet of Bristol-Myers Squibb Company and its subsidiaries as of March 31, 2002, and the related restated consolidated statements of earnings, comprehensive income and retained earnings and of cash flows for each of the three-month periods ended March 31, 2002 and 2001. These restated financial statements are the responsibility of the Company's management.

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

        As discussed in Note 2 to the accompanying restated consolidated financial statements, the Company has restated previously issued financial statements.

        Based on our review, we are not aware of any material modifications that should be made to the accompanying restated consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

        We previously audited in accordance with auditing standards generally accepted in the United States of America, the restated consolidated balance sheet as of December 31, 2001, and the related restated consolidated statements of earnings, comprehensive income and retained earnings and of cash flows for the year then ended (not presented herein), and in our report dated March 18, 2003, included in the Company's amended 2001 Form 10-K/A, we expressed an unqualified opinion on those restated consolidated financial statements. In our opinion, the information set forth in the accompanying restated consolidated balance sheet as of December 31, 2001 is fairly stated in all material respects in relation to the restated consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP PricewaterhouseCoopers LLP New York, New York
March 18, 2003

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in this Item 2 has been revised to reflect the restatement and certain events occurring subsequent to the filing of the original Form 10-Q, as well as to incorporate certain conforming changes.

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

        In late October 2002, based on further review and consideration of the previously disclosed buildup of wholesaler inventories in the Company's U.S. pharmaceuticals business and the incentives offered to certain wholesalers, and on advice from the Company's independent auditors, PricewaterhouseCoopers LLP, the Company determined that it was required to restate its sales and earnings to correct errors in the timing of revenue recognition for certain sales to certain U.S. pharmaceuticals wholesalers. Since that time, the Company undertook an analysis of its transactions and incentive practices with U.S. pharmaceuticals wholesalers. As a result of its analysis, the Company determined that certain of its sales to two of the largest wholesalers for the U.S. pharmaceuticals business should be accounted for under the consignment model rather than recognizing revenue for such transactions upon shipment, based in part on the relationship between the amount of incentives offered to these wholesalers and the amount of inventory held by these wholesalers. This determination involved evaluation of a variety of criteria and a number of complex accounting judgments.

        Following its determination to restate its sales and earnings for the matters described above, the Company also determined that it would correct certain of its historical accounting policies to conform the accounting to U.S. generally accepted accounting principles (GAAP) and certain known errors made in the application of GAAP that were previously not recorded because in each such case the Company believed the amount of any such error was not material to the Company's consolidated financial statements. In addition, as part of the restatement process, the Company investigated its accounting practices in certain areas that involve significant judgments and determined to restate additional items with respect to which the Company concluded errors were made in the application of GAAP, including certain revisions of inappropriate accounting. For a description of each restatement adjustment and the impact of such adjustment on the Company's previously issued financial statements, see Note 2, Restatement of Previously Issued Financial Statements, to the accompanying restated consolidated financial statements and Amendment No. 1 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 2001 (2001 Form 10-K/A), which was previously filed with the SEC.

        Senior management set aggressive targets for each of the Company's businesses. The errors and inappropriate accounting which were corrected by the restatement arose, at least in part, from a period of unrealistic expectations for, and consequent over-estimation of the anticipated performance of, certain of the Company's products and programs.

        As a result of the foregoing, the Company restated its financial statements for the three years ended December 31, 2001, including the corresponding 2001 and 2000 interim periods, and the quarterly periods ended March 31, 2002 and June 30, 2002. The restatement affected periods prior to 1999. The impact of the restatement on such prior periods was reflected as an adjustment to opening retained earnings as of January 1, 1999.

        In connection with their audits of the restatement of previously issued annual financial statements and the Company's consolidated financial statements for the year ended December 31, 2002, the Company's independent auditors, PricewaterhouseCoopers LLP, identified and communicated to the Company and the Audit Committee two "material weaknesses" (as defined under standards established by the American Institute of Certified Public Accountants) relating to the Company's accounting and public financial reporting of significant matters and to its initial recording and management review and oversight of certain accounting matters.

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

        The Company's accounting for certain of its sales to two of the largest wholesalers for the U.S. pharmaceuticals business under the consignment model is discussed below under Three Months Results of Operations—Pharmaceuticals and in the Company's 2001 Form 10-K/A.

        Throughout the following Management's Discussion and Analysis of Financial Condition and Results of Operations, all referenced amounts reflect the balances and amounts on a restated basis.

Three Months Results of Operations

        Worldwide sales for the first quarter of 2002 increased 2% to $4,661 million from $4,589 in 2001. This sales increase resulted from a 5% increase in volume, a 1% decrease due to foreign exchange rate fluctuations and a 2% decrease due to changes in selling prices (the price decline was primarily the result of a price reduction on TAXOL® in the U.S. due to generic competition). Sales for the quarter include $404 million of sales related to the acquisition of the DuPont Pharmaceuticals business (DuPont), which was completed on October 1, 2001. Approximately $346 million of sales (calculated net of customary 2% early pay cash discounts) recognized in the three months ended March 31, 2002 had been restated from prior periods.

Pharmaceuticals

        A significant portion of the Company's U.S. pharmaceuticals sales is made to wholesalers. The Company experienced a substantial buildup of wholesaler inventories in its U.S. pharmaceuticals business over several years, primarily in 2000 and 2001. This buildup was primarily due to sales incentives offered by the Company to its wholesalers, including discounts, buy-ins in anticipation of price increases, and extended payment terms to certain U.S. pharmaceuticals wholesalers. These incentives were generally offered towards the end of a quarter in order to incentivize wholesalers to purchase products in an amount sufficient to meet the Company's quarterly sales projections established by the Company's senior management. The timing of the Company's recognition of revenue from its sales to wholesalers differs by wholesaler and by period.

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

        Under the consignment model, the Company does not recognize revenue upon shipment of product. Rather, upon shipment of product the Company invoices the wholesaler, records deferred revenue at gross invoice sales price and classifies the inventory held by the wholesalers as consignment inventory at the Company's cost of such inventory. The Company recognizes revenue (net of discounts, rebates, estimated sales allowances and accruals for returns) when the consignment inventory is no longer subject to incentive arrangements but not later than when such inventory is sold through to the wholesalers' customers, on a first-in first-out (FIFO) basis. For additional discussion of the Company's revenue recognition policy, see Note 1, Accounting Policies, to the accompanying restated consolidated financial statements.

        The Company restated its previously issued financial statements to correct the timing of revenue recognition for certain previously recognized U.S. pharmaceuticals sales to Cardinal Health, Inc. (Cardinal) and McKesson Corporation (McKesson), two of the largest wholesalers for the Company's U.S. pharmaceuticals business, that, based on the application of the criteria described above, were recorded in error at the time of shipment and should have been accounted for using the consignment model. The Company determined that shipments of product to Cardinal and shipments of product to McKesson met the consignment model criteria set forth above as of July 1, 1999 and July 1, 2000, respectively, and, in each case, continuing through the end of 2002 and for some period thereafter. Accordingly, the consignment model was required to be applied to such shipments. Prior to those respective periods, the Company recognized revenue with respect to sales to Cardinal and McKesson upon shipment of product. Although the Company generally views approximately one month of supply as a desirable level of wholesaler inventory on a going-forward basis and as a level of wholesaler inventory representative of an industry average, in applying the consignment model to sales to Cardinal and McKesson, the Company defined inventory in excess of the wholesaler's ordinary course of business inventory level as inventory above two weeks and three weeks of supply, respectively, based on the levels of inventory that Cardinal and McKesson required to be used as the basis for negotiation of incentives granted. For additional discussion of the application of the consignment model to sales to Cardinal and McKesson, see the Company's 2001 Form 10-K/A.

        As a result of this restatement adjustment, net sales were reduced by $1,015 million, $475 million, and $409 million in 2001, 2000, and 1999, respectively, and increased by $321 million and $187 million in the three months ended March 31, 2002 and June 30, 2002, respectively. The corresponding effect on earnings from continuing operations before minority interest and income taxes was a reduction of $789 million, $399 million and $322 million in 2001, 2000, and 1999, respectively, and an increase of $244 million and $168 million in the three months ended March 31, 2002 and June 30, 2002, respectively.

        Separately from the above discussion, in March 2001, the Company entered into a distribution agreement with McKesson for provision of warehousing and order fulfillment services for the Company's

Oncology Therapeutics Network (OTN), a specialty distributor of anti-cancer medicines and related products. Prior to the restatement, the Company recorded in error sales of the Company's product under this agreement upon shipment of product to McKesson. The Company restated its previously issued financial statements to account for these sales using the consignment model, as described more fully in the Company's 2001 Form 10-K/A. The resulting effect on net sales and earnings from continuing operations before minority interest and income taxes was a reduction of $81 million and $77 million, respectively, in 2001, and an increase of $25 million and $24 million, respectively, in the three months ended March 31, 2002 and no impact in the three months ended June 30, 2002.

        At March 31, 2002, the Company's aggregate cost of the pharmaceutical products held by Cardinal and McKesson that were accounted for using the consignment model (and, accordingly, were reflected as consignment inventory on the Company's consolidated balance sheet) was approximately $166 million, of which approximately $2 million related to OTN. The deferred revenue, recorded at gross invoice sales price, related to the inventory of pharmaceutical products accounted for using the consignment model was approximately $1,674 million at March 31, 2002, of which approximately $56 million related to OTN. As a result of the restatement for the application of the consignment model, approximately $1,980 million of sales (calculated net of customary 2% early pay cash discounts) had been reversed from the period 1999 through 2001, of which approximately $346 million was recognized in the three months ended March 31, 2002, approximately $1,049 million was recognized in the nine months ended December 31, 2002 and approximately $422 million is projected to be recognized in 2003, a significant portion of which is expected to be recognized in the first quarter of 2003. Sales to Cardinal and McKesson represent approximately 48% of the Company's U.S. pharmaceuticals net sales for the three months ended March 31, 2002, on a restated basis.

        The Company has determined that, although sales incentives were offered to other wholesalers and there was a buildup of inventories at such wholesalers, the consignment model criteria discussed above were not met. Accordingly, the Company recognized revenue when the products were shipped to these wholesalers. The Company estimates that the inventory of pharmaceutical products held by these other U.S. pharmaceuticals wholesalers in excess of approximately one month of supply in the case of the Company's exclusive products, approximately one and a half months of supply in the case of PLAVIX* and AVAPRO*, which are marketed under the Company's alliance with Sanofi-Synthelabo, and approximately two months of supply in the case of the Company's non-exclusive products, was in the range of approximately $550 million to $750 million at December 31, 2001 and approximately $625 million to $825 million at March 31, 2002.

        The Company's estimates of inventories held by wholesalers are based on the projected prescription demand-based sales for its products, as well as the Company's analysis of third-party information, including information obtained from certain wholesalers with respect to their inventory levels and sell-through to customers and third-party market research data, and the Company's internal information. The Company's estimates are subject to inherent limitations of estimates that rely on third-party data, as certain third-party information was itself in the form of estimates, and reflect other limitations.

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

        The Company expects that the orderly workdown of inventories of its pharmaceutical products held by all U.S. pharmaceuticals wholesalers will be substantially completed at or before the end of 2003. The Company also expects that the consignment model criteria will no longer be met with respect to the

Company's U.S. pharmaceuticals sales to Cardinal and McKesson (other than the abovementioned sales related to OTN) at or before the end of 2003. At December 31, 2002, the Company's aggregate cost of pharmaceutical products held by Cardinal and McKesson that were accounted for using the consignment model (and, accordingly, were reflected as consignment inventory on the Company's consolidated balance sheet) was approximately $58 million. At December 31, 2002, the deferred revenue, recorded at gross invoice sales price, related to such inventory was approximately $470 million, including approximately $39 million related to OTN. The Company estimates, based on the data noted above, that the inventory of pharmaceutical products held by the other U.S. pharmaceuticals wholesalers in excess of or below approximately one month of supply in the case of the Company's exclusive products, approximately one and a half months of supply in the case of PLAVIX* and AVAPRO*, which are marketed under the Company's alliance with Sanofi-Synthelabo, and approximately two months of supply in the case of the company's non-exclusive products was in the range of approximately $100 million below this level of supply to $100 million in excess of this level of supply at December 31, 2002. This estimate is subject to inherent limitations noted above. The Company expects to account for certain pharmaceutical sales relating to OTN using the consignment model until the abovementioned agreement with McKesson expires in 2006.

        The Company's financial results and prior period and quarterly comparisons are affected by the buildup and orderly workdown of wholesaler inventories, as well as the application of the consignment model to certain sales to certain wholesalers. In addition, with respect to sales not accounted for using the consignment model, the Company's financial results and prior period and quarterly comparisons are affected by fluctuations in the buying patterns of wholesalers, including the effect of incentives offered, and the corresponding changes in inventory levels maintained by these wholesalers. These wholesaler buying patterns and wholesaler inventory levels may not reflect underlying prescriber demand. For information on U.S. pharmaceuticals prescriber demand, reference is made to the table on page 40, which sets forth a comparison of changes in net sales on a restated basis to the estimated total (both retail and mail order customers) prescription growth for certain of the Company's primary care pharmaceutical products. The Company expects that when the consignment model is no longer being applied with respect to sales to Cardinal or McKesson, the buying patterns and fluctuations in inventory levels of these wholesalers will have an effect on the Company's financial results and prior period and quarterly comparisons.

        Sales for the Pharmaceuticals segment on a restated basis for the three months ended March 31, 2002 of $3,848 million were comparable to the prior year level. Domestic pharmaceutical sales on a restated basis decreased 5% to $2,561 million in 2002 from $2,692 million in 2001, primarily due to generic competition for GLUCOPHAGE*, TAXOL®, and BUSPAR. U.S. sales for these products were $225 million in the first quarter of 2002 as compared to $863 million in 2001. In addition, the decrease in domestic pharmaceutical sales was impacted by the buildup in the prior period of inventory levels at those U.S. wholesalers not accounted for under the consignment model and the subsequent workdown in 2002. Approximately $346 million of sales (calculated net of customary 2% early pay cash discounts) recognized in the three months ended March 31, 2002, had been reversed from prior periods.

        International sales on a restated basis for the Pharmaceuticals segment increased 12% to $1,287 million in 2002, including a 5% unfavorable effect of foreign exchange. Sales in Europe increased 19%, including a 4% unfavorable effect of foreign exchange, primarily due to strong sales of PRAVACHOL across the region and the addition of new products from the DuPont acquisition. Japan realized sales growth of 2%, including a 14% unfavorable effect of foreign exchange, led by growth in TAXOL® sales.

        Sales of selected products in the first quarter of 2002 on a restated basis were as follows:

  •
  Worldwide sales of PRAVACHOL, the Company's cholesterol-lowering agent, increased 8% to $543 million in 2002.
  •
  Sales of PLAVIX*, a platelet aggregation inhibitor, increased 79% to $461 million in 2002 from $258 million in 2001. Sales of AVAPRO* increased 28% to $139 million in 2002. PLAVIX* and AVAPRO* are cardiovascular products launched from the alliance between the Company and Sanofi-Synthelabo. In February 2002, the U.S. Food and Drug Administration (FDA) approved the supplemental new drug application for PLAVIX* for acute coronary syndrome. In March 2002, the American College of Cardiology and the American Heart Association issued updated guidelines adding PLAVIX* to standard therapy, including aspirin, to treat people with acute coronary syndrome.
  •
  Sales of SUSTIVA, an antiretroviral agent, and COUMADIN, an oral anti-coagulant, both acquired from DuPont on October 1, 2001, were $127 million and $80 million, respectively in 2002. COUMADIN's total U.S. prescriptions for the three months ended March 31, 2002 declined 17% and 3% compared with the same period in 2001 and 2000, respectively.
  •
  Sales of ZERIT, an antiretroviral agent, were $116 million in 2002, a decrease of 18%.
  •
  Sales of VIDEX, an antiretroviral agent, were $79 million in 2002, an increase of 36% (foreign exchange had a 3% unfavorable impact).
  •
  Sales of GLUCOPHAGE* XR and GLUCOVANCE* were $79 million and $57 million in 2002, respectively, as compared to $15 million and $46 million in 2001.
  •
  The loss of exclusivity and the introduction of generic competition in the U.S. resulted in significant declines in sales of GLUCOPHAGE*, TAXOL® and BUSPAR. In 2002, sales of GLUCOPHAGE* declined to $151 million from $514 million in 2001, sales of TAXOL® declined to $220 million from $340 million in 2001, and sales of BUSPAR declined to $21 million from $172 million in 2001.

        The following table sets forth a comparison of reported net sales changes and the estimated total (for retail and mail order customers) prescription growth for certain of the Company's U.S. primary care pharmaceutical products. The estimated prescription growth amounts are based on third-party data. A significant portion of the Company's domestic pharmaceutical sales is made to wholesalers. Where the change in reported net sales differs from prescription growth, this change in net sales may not reflect underlying prescriber demand.

	Three Months Ended March 31, 2002		Three Months Ended March 31, 2001
	% Change in U.S. Net Sales (Restated)	% Change in Total U.S. Prescriptions	% Change in U.S. Net Sales (Restated)	% Change in Total U.S. Prescriptions
PRAVACHOL	2	10	10	7
GLUCOPHAGE*	(71)	(53)	21	9
PLAVIX*	79	39	32	29
AVAPRO*	22	10	29	31
MONOPRIL	46	(7)	9	4
SERZONE	9	(18)	28	2
CEFZIL	(4)	(18)	(5)	(2)
BUSPAR	(92)	(87)	6	—

        Earnings before minority interest and income taxes on a restated basis for the Pharmaceuticals segment declined to $946 million in the first quarter of 2002 from $1,249 million in 2001. The decline in earnings before minority interest and income taxes is primarily the result of generic competition, the buildup in the prior periods of inventory levels at those U.S. wholesalers not accounted for under the consignment model and the subsequent workdown in 2002, and higher cost of products sold due to higher sales of lower-margin OTN products.

Nutritionals

        Sales for the Nutritionals segment on a restated basis were $449 million for the three months ended March 31, 2002, a decrease of 7% from the prior year. Mead Johnson continues to be the leader in the U.S. infant formula market with a market share of 49%. ENFAMIL, the Company's largest-selling infant formula, recorded sales of $180 million, a decrease of 12% from the prior year.

        Earnings before minority interest and income taxes on a restated basis for the Nutritionals segment decreased to $125 million in 2002 from $151 million in 2001 primarily due to a decrease in infant formula sales in the U.S. partially offset by reduced advertising and promotion spending.

Other Healthcare

        The Other Healthcare segment is comprised of the ConvaTec, Medical Imaging and Consumer Medicines (U.S. and Japan) businesses.

  •
  ConvaTec sales on a restated basis for the three months ended March 31, 2002, increased 5%, including a 3% unfavorable impact from foreign exchange, to $175 million. Sales of ostomy products increased 6% to $108 million, while sales of modern wound care products increased 10% to $65 million, in each case including a 3% unfavorable impact from foreign exchange.

  •
  Medical Imaging sales on a restated basis for the three months ended March 31, 2002, were $105 million. The Medical Imaging business was acquired as part of the DuPont acquisition, which was completed on October 1, 2001.

  •
  U.S./Japan Consumer Medicines sales on a restated basis for the three months ended March 31, 2002, decreased 15% to $84 million, including a 3% unfavorable impact of foreign exchange, primarily due to lower sales of EXCEDRIN.

        Earnings before minority interest and income taxes on a restated basis for the Other Healthcare segment increased to $88 million in 2002 from $44 million in 2001 primarily as a result of the addition of the Medical Imaging business from the DuPont acquisition and strong growth in the ConvaTec business.

        Total expenses on a restated basis for the three months ended March 31, 2002, as a percentage of sales, increased to 73.7% from 64.5% in 2001. During the first quarter of 2002, the Company recorded several significant items that affected the comparability of the results of the periods presented herein:

	Three Months Ended March 31,
	Restated 2002	Restated 2001
	(dollars in millions)
Litigation settlement charge	$90	$—
Gain on sales of businesses/product lines	(30)	(32)
Acquired in-process research and development	160	3

	220	(29)
Income taxes (benefit) on items above	(83)	11

	$137	$(18)

        For additional information, see Note 4, Alliances and Investments, Note 5, Acquisitions, Divestitures and Discontinued Operations, Note 6, Restructuring and Other Items, and Note 9, Litigation Matters, to the restated consolidated financial statements included in this Form 10-Q/A.

        Cost of products sold on a restated basis, as a percentage of sales, increased to 32.2% in 2002 from 27.5% in 2001. This increase is primarily due to higher cost of goods sold in the U.S. as a result of increased sales from the Company's OTN business and a decline in GLUCOPHAGE*, TAXOL® and BUSPAR sales due to generic competition.

        Marketing, selling, and administrative expenses on a restated basis of $912 million in 2002 were comparable to 2001. As a percentage of sales, marketing, selling and administrative expenses decreased to 19.6% in the first quarter of 2002 from 19.9% in 2001.

        Expenditures for advertising and promotion on a restated basis in support of new and existing products declined 23.6% to $259 million from $339 million in 2001, primarily as a result of reduced direct-to-consumer spending.

        Research and development expenditures on a restated basis increased 1% to $502 million in 2002 from $498 million in 2001. Pharmaceutical research and development spending decreased 1% over the prior year and, as a percentage of pharmaceutical sales, was 12.5% in the first quarter of 2002 and 12.6% in the first quarter of 2001.

        Other (income)/expense, net on a restated basis was $39 million of expense in the first quarter of 2002 compared with $25 million of income in the first quarter of 2001.

        The effective income tax rate on earnings from continuing operations before minority interest and income taxes on a restated basis was 27.1% compared with 23.7% in 2001. The increase in the effective income tax rate to 27.1% in 2002 reflects that a smaller percentage of total pre-tax income was generated in low-tax jurisdictions.

Financial Position

        The Company's balance sheet at March 31, 2002 and statement of cash flows for the three months then ended reflect its strong financial position. The Company continues to maintain a high level of working capital, which was $2.1 billion on a restated basis at March 31, 2002, representing no change from December 31, 2001. Net assets related to discontinued operations of $927 million on a restated basis were included in the restated balance sheet at March 31, 2001.

        Short-term borrowings were $308 million at March 31, 2002, compared with $174 million at December 31, 2001, primarily as a result of the issuance of commercial paper.

        Long-term debt remained consistent at March 31, 2002 with the December 31, 2001 year-end level of $6.2 billion. In 2002, the Company's long-term credit ratings, from both Moody's and Standard and Poor's credit rating agencies, were reduced from Aaa/AAA to Aa2 and AA, respectively. In December 2002, Moody's placed the Company's long-term and short-term debt ratings under review for possible downgrade. Since then, the Company has held discussions with Moody's and has provided additional information requested to facilitate their review. In March 2003, Moody's confirmed the Prime-1 short-term ratings for the Company. The Company's long-term ratings remain under review for a possible downgrade.

        As a result of the Company's further investment in manufacturing and research facilities, additions to property, plant and equipment for the three months ended March 31, 2002 increased to $211 million from $175 million during the same period of 2001.

        Net cash used in operating activities on a restated basis was $1,086 million in the first quarter of 2002 as compared to net cash provided by operating activities of $869 million in 2001. The use of cash in 2002 is attributable to income tax outflows of $1,449 million, which is primarily related to taxes on the gain arising from the sale of the Clairol business. The additional decrease in cash from operating activities is mainly due to lower net earnings.

        Cash flows from operating and investing (principally operating) activities of discontinued operations for the three months ended March 31, 2001 were $122 million.

        During the three months ended March 31, 2002, the Company purchased 1.5 million shares of its common stock at a cost of $67 million. For the same period in 2001, the Company purchased 11 million shares of its common stock at a cost of $668 million.

        For the three months ended March 31, 2002 and 2001, dividends declared per common share were $.280 and $.275, respectively, while amounts paid during the quarter were $542 million and $537 million, respectively.

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

        The Company reduced its assumed discount rate for its major pension plans in response to a decline in corporate bond yields. The Company also reduced its 2003 expected long-term rate of return on U.S. plans assets from 10% to 9% following a reassessment of the long-term outlook. The lower assumed discount rate and expected long-term rate of return on plan assets, combined with negative asset returns in 2001 and 2002, is currently estimated to increase the Company's annual pension expense in 2003 by approximately $120 million compared to 2002.

        For additional discussion of the Company's retirement benefits, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 (2002 Form 10-K), which is being filed concurrently with this Form 10-Q/A.

Critical Accounting Policies

        For a discussion of the Company's critical accounting policies, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in the Company's 2002 Form 10-K, which is being filed concurrently with this Form 10-Q/A.

Cautionary Factors that May Affect Future Results

        This quarterly report on Form 10-Q/A (including documents incorporated by reference) and other written and oral statements the Company makes from time to time contain certain "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by the fact they use words such as "should", "expect", "anticipate", "estimate", "may", "will", "project", "guidance", "intend", "plan", "believe" and other words and terms of similar meaning and expression in connection with any discussion of future operating or financial performance. One can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Such forward-looking statements are based on current expectations and involve inherent risks and uncertainties, including factors that could delay, divert or change any of them, and could cause actual outcomes to differ materially from current expectations. These statements are likely to relate to, among other things, the Company's goals, plans and projections regarding its financial position, results of operations, market position, product development, product approvals, sales efforts, expenses, performance or results of current and anticipated products and the outcome of contingencies such as legal proceedings, and financial results which are based on current expectations that involve inherent risks and uncertainties, including factors that could delay, divert or change any of them in the next several years.

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

PART II—OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

        This Item 1 has been updated for events and developments occurring subsequent to the filing of the original Form 10-Q. In addition, this Item 1 has been revised to incorporate certain conforming changes.

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

        On January 7, 2003, the Company announced that it reached agreements in principle that would settle substantially all antitrust litigation surrounding TAXOL®. The amount of the TAXOL® antitrust settlements is expected to be $135 million, the full amount of which was accrued in the third quarter of 2002. Certain important terms and conditions of the settlements remain to be finalized, and certain settlements require court approval. Final approval by the state attorneys general in the TAXOL® litigation is contingent upon further agreements relating to the terms of injunctive relief. Among the provisions remaining to be negotiated are the terms for incorporating certain claimants, including a number of health insurers, into the existing settlement framework. The Company is in discussions with a number of insurers. Whether they will ultimately join the proposed settlement cannot be predicted with certainty at this time.

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

BUSPAR LITIGATION

        On November 21, 2000, the Company obtained a patent, U.S. Patent No. 6,150,365 (‘365 patent), relating to a method of using BUSPAR or buspirone. The Company timely submitted information relating to the ‘365 patent to the FDA for listing in an FDA publication commonly known as the "Orange Book", and the FDA thereafter listed the patent in the Orange Book.

        Delisting and Patent Suits. Generic-drug manufacturers sued the FDA and the Company to compel the delisting of the ‘365 patent from the Orange Book. Although one district court declined to order the delisting of the ‘365 patent, another ordered the Company to cause the delisting of the patent from the Orange Book. The Company complied with the court's order but appealed the decision to the United States Court of Appeals for the Federal Circuit. The appellate court reversed the district court that ordered the delisting. Concurrently, the Company sought to enforce the ‘365 patent in actions against two generic drug manufacturers.

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

        Proposed Settlements. On January 7, 2003, the Company announced that it reached agreements in principle that would settle substantially all antitrust litigation surrounding BUSPAR. The amount of the BUSPAR settlements is expected to be $535 million, of which $35 million was accrued in the fourth quarter of 2001, $90 million was accrued in the first quarter of 2002, and $410 million was accrued in the third quarter of 2002. Written settlement agreements with a number of parties have now been signed. Certain of these settlements require court approval. A number of health insurers have not agreed to the proposed settlement framework. Whether these cases will ultimately be settled cannot be predicted with certainty at this time.

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

        In April 2002, the SEC initiated an inquiry into the wholesaler inventory issues referenced above, which became a formal investigation in August 2002. In December 2002, that investigation was expanded to include certain accounting issues, including issues related to the establishment of reserves, and accounting for certain asset and other sales. In October 2002, the United States Attorney's Office for the District of New Jersey announced an investigation into the wholesaler inventory issues referenced above, which has since expanded to cover the same subject matter as the SEC investigation. In the opinion of management, all material adjustments necessary to correct the previously issued financial statements have been recorded as part of the restatement, and the Company does not expect any further restatement. As described below, however, the Company cannot reasonably assess the final outcome of these investigations at this time. The Company is cooperating with both of these investigations. The Company's own investigation is also continuing.

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

AVERAGE WHOLESALE PRICING LITIGATION

        The Company, together with a number of other pharmaceutical manufacturers, is a defendant in a series of state and federal actions by private plaintiffs, brought as purported class actions, and complaints filed by the attorneys general of two states and one county, alleging that the manufacturers' reporting of prices for certain products has resulted in a false and overstated Average Wholesale Price (AWP), which in turn improperly inflated the reimbursement paid by Medicare beneficiaries, insurers, state Medicaid programs, medical plans, and others to health care providers who prescribed and administered those products. The federal cases (and many of the state cases, including the attorney general cases, which have been removed to federal courts) have been consolidated for pre-trial purposes and transferred to the United States District Court for the District of Massachusetts, In re Pharmaceutical Industry Average Wholesale Price Litigation (AWP MultiDistrict Litigation). On September 6, 2002, several of the private plaintiffs in the AWP MultiDistrict Litigation filed a Master Consolidated Complaint (Master Complaint), which superseded the complaints in their pre-consolidated constituent cases. The Master Complaint asserts claims under the federal RICO statute and state consumer protection and fair trade statutes. The Company and the other defendants moved to dismiss the Master Complaint, and motions were heard on January 13, 2003. The Nevada and Montana Attorneys General have moved to have their respective cases remanded to state court and argument on the motion was held on March 7, 2003. The Company is also a defendant in related state court proceedings in New York, New Jersey, California, Arizona and Tennessee, and in one federal court proceeding in New York commenced by the County of Suffolk. The New York and New Jersey state court proceedings are currently stayed. The Company, and the other defendants, have removed, or intend to remove, the other state court cases to federal court and will seek to have them transferred to the AWP MultiDistrict Litigation. The Company anticipates that the County of Suffolk case will also be transferred there. Plaintiffs seek damages as well as injunctive relief aimed at manufacturer price reporting practices. These cases are at a very preliminary stage, and the Company is unable to assess the outcome and any possible effect on its business and profitability, or reasonably to estimate possible loss or range of loss with respect to these cases.

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

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

  a)
  Exhibits (listed by number corresponding to the Exhibit Table of Item 601 in Regulation S-K).

Exhibit Number and Description		Page
15.	Independent Accountants' Awareness Letter	E-15-1
10q.
Form of agreement entered into between the Registrant and the following executive officers on the following dates: Harrison M. Bains, Jr., May 8, 2002, and Dean Mitchell, May 7, 2002 (incorporated herein by reference to Exhibit 10q to the Form 10-Q for the quarterly period ended September 30, 1999).
10r.	Bristol-Myers Squibb Company 2002 Stock Incentive Plan (incorporated by reference from the Appendix to Proxy Statement filed on April 5, 2002).
99.1	Section 906 Certification Letter	E-99-1
99.2	Section 906 Certification Letter	E-99-2
  b)
  The Registrant did not file any reports on Form 8-K during the quarterly period ended March 31, 2002.

            *      Indicates, in this Form 10-Q/A, brand names of products which are registered trademarks not owned by the Company or its subsidiaries. ERBITUX is a trademark of ImClone Systems Incorporated; AVAPRO and PLAVIX are trademarks of Sanofi-Synthelabo S.A.; and GLUCOPHAGE, GLUCOPHAGE XR and GLUCOVANCE are trademarks of Merck Sante S.A.S., an associate of Merck KGaA of Darmstadt, Germany.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRISTOL-MYERS SQUIBB COMPANY (REGISTRANT)
Date: March 28, 2003	By:	/s/ PETER R. DOLAN Peter R. Dolan Chairman of the Board and Chief Executive Officer
Date: March 28, 2003	By:	/s/ ANDREW R. J. BONFIELD Andrew R. J. Bonfield Senior Vice President and Chief Financial Officer

CERTIFICATIONS PURSUANT TO SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION BY CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE OFFICER

I, Peter R. Dolan, certify that:

1.
I have reviewed Bristol-Myers Squibb Company's Amendment No. 1 to the Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2002;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: March 28, 2003
/s/ PETER R. DOLAN Peter R. Dolan Chairman of the Board and Chief Executive Officer

CERTIFICATION BY THE SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

I, Andrew R.J. Bonfield, certify that:

1.
I have reviewed Bristol-Myers Squibb Company's Amendment No. 1 to the Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2002;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: March 28, 2003
/s/ ANDREW R. J. BONFIELD Andrew R. J. Bonfield Senior Vice President and Chief Financial Officer

QuickLinks

BRISTOL-MYERS SQUIBB COMPANY INDEX TO FORM 10-Q/A March 31, 2002
BRISTOL-MYERS SQUIBB COMPANY CONSOLIDATED STATEMENT OF EARNINGS, COMPREHENSIVE INCOME AND RETAINED EARNINGS (UNAUDITED)
BRISTOL-MYERS SQUIBB COMPANY CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
BRISTOL-MYERS SQUIBB COMPANY NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Report of Independent Accountants
SIGNATURES
CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002