Form 10-Q/A
period 2002-06-30
BRISTOL MYERS SQUIBB CO
filed 2003-03-28
CIK 14272

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

Explanatory Note

        This Amendment No. 1 to Bristol-Myers Squibb Company's Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2002 includes unaudited restated consolidated financial statements at June 30, 2002 and December 31, 2001 and for the three and six months ended June 30, 2002 and June 30, 2001.

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

        The restatement of previously issued financial statements reduced the Company's net earnings and diluted earnings per share in the years ended December 31, 2001, 2000 and 1999 by approximately $411 million or $0.21, $240 million or $0.12 and $366 million or $0.18, respectively, and reduced the Company's net earnings and diluted earnings per share in the three and six month periods ended June 30, 2001 by approximately $148 million and $174 million, respectively, or $.07 and $.09 per share, respectively, and increased the Company's net earnings and diluted earnings per share in the quarterly period ended March 31, 2002 by approximately $271 million or $.14 and in the quarterly period ended June 30, 2002 by approximately $39 million or $.02.

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

        For a discussion of events and developments subsequent to June 30, 2002, see the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, which was previously filed with the SEC, the Company's Annual Report on Form 10-K for the year ended December 31, 2002, which is being filed concurrently with this Form 10-Q/A, and the Company's subsequent filings.

BRISTOL-MYERS SQUIBB COMPANY

INDEX TO FORM 10-Q/A

June 30, 2002

Page
PART I—FINANCIAL INFORMATION:
Item 1.
Restated Financial Statements (Unaudited):
Consolidated Balance Sheet at June 30, 2002 and December 31, 2001	5
Consolidated Statement of Earnings, Comprehensive Income and Retained Earnings for the three and six months ended June 30, 2002 and 2001	6-7
Consolidated Statement of Cash Flows for the six months ended June 30, 2002 and 2001	8
Notes to Restated Consolidated Financial Statements	9-32
Report of Independent Accountants	33
Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations	34-46
PART II—OTHER INFORMATION
Item 1.
Legal Proceedings	47-51
Item 6.
Exhibits and Reports on Form 8-K	52
Signatures	53
Certifications	54-55

PART I—FINANCIAL INFORMATION

Item 1. Restated Financial Statements

        The restated consolidated financial statements, including the notes to the restated consolidated financial statements, set forth in this Item 1 have been revised to reflect the restatement and certain events occurring subsequent to the filing of the original Form 10-Q.

BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	Restated June 30, 2002	Restated December 31, 2001
	(dollars in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$3,547	$5,500
Time deposits and marketable securities	72	154
Receivables, net of allowances: $134 and $122	3,599	3,992
Inventories:
Finished goods	948	833
Work in process	428	411
Raw and packaging materials	274	247
Consignment inventory	152	208

Total Inventories	1,802	1,699

Prepaid expenses	1,615	1,904

Total Current Assets	10,635	13,249
Property, plant and equipment	8,280	7,972
Less: Accumulated depreciation	3,209	3,085

	5,071	4,887

Goodwill	4,965	5,119
Intangible assets, net	1,982	2,084
Other assets	2,701	2,473

Total Assets	$25,354	$27,812

LIABILITIES
Current Liabilities:
Short-term borrowings	$785	$174
Deferred revenue on consigned inventory	1,476	2,026
Accounts payable	1,401	1,478
Dividend payable	542	542
Accrued litigation settlements	90	35
Accrued expenses	2,420	3,141
Accrued rebates and returns	822	888
U.S. and foreign income taxes payable	952	2,825

Total Current Liabilities	8,488	11,109
Other liabilities	1,364	1,391
Long-term debt	6,140	6,237

Total Liabilities	15,992	18,737

Commitments and contingencies
STOCKHOLDERS' EQUITY
Preferred stock, $2 convertible series:
Authorized 10 million shares; issued and outstanding 8,613 in 2002 and 8,914 in 2001, liquidation value of $50 per share	—	—
Common stock, par value of $.10 per share:
Authorized 4.5 billion shares; issued 2,200,746,902 in 2002 and 2,200,010,476 in 2001	220	220
Capital in excess of par value of stock	2,490	2,403
Other accumulated comprehensive loss	(1,082)	(1,117)
Retained earnings	19,208	18,958

	20,836	20,464
Less cost of treasury stock—262,839,720 common shares in 2002 and 264,389,570 in 2001	11,474	11,389

Total Stockholders' Equity	9,362	9,075

Total Liabilities and Stockholders' Equity	$25,354	$27,812

The accompanying notes are an integral part of these financial statements.

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED STATEMENT OF EARNINGS, COMPREHENSIVE
INCOME AND RETAINED EARNINGS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	Restated 2002	Restated 2001	Restated 2002	Restated 2001
	(in millions, except per share data)
EARNINGS
Net Sales	$4,127	$4,286	$8,788	$8,875

Cost of products sold	1,466	1,266	2,968	2,529
Marketing, selling and administrative	937	961	1,849	1,874
Advertising and product promotion	345	392	604	731
Research and development	527	483	1,029	981
Acquired in-process research and development	—	—	160	3
Gain on sales of businesses/product lines	—	(67)	(30)	(99)
Provision for restructuring and other items	2	(9)	1	(9)
Litigation settlement charge	—	—	90	—
Other (income)/expense, net	126	(6)	165	(31)

	3,403	3,020	6,836	5,979

Earnings from Continuing Operations Before Minority Interest and Income Taxes	724	1,266	1,952	2,896
Provision (benefit) for income taxes	209	307	542	693
Minority interest, net of taxes(1)	36	5	89	32

Earnings from Continuing Operations	479	954	1,321	2,171

Discontinued Operations
Net earnings	—	99	—	192
Net gain on disposal	—	—	14	—

	—	99	14	192

Net Earnings	$479	$1,053	$1,335	$2,363

Earnings Per Common Share
Basic
Earnings from Continuing Operations	$.25	$.49	$.68	$1.12

Discontinued Operations:
Net earnings	—	.05	—	.10
Net gain on disposal	—	—	.01	—

	—	.05	.01	.10

Net Earnings	$.25	$.54	$.69	$1.22

Diluted
Earnings from Continuing Operations	$.25	$.49	$.68	$1.10

Discontinued Operations:
Net earnings	—	.05	—	.10
Net gain on disposal	—	—	.01	—

	—	.05	.01	.10

Net Earnings	$.25	$.54	$.69	$1.20

Average Common Shares Outstanding
Basic	1,937	1,940	1,936	1,944
Diluted	1,944	1,964	1,946	1,971
Dividends declared per Common Share	$.280	$.275	$.560	$.550

(1)
Includes minority interest expense and income from unconsolidated affiliates.

The accompanying notes are an integral part of these financial statements.

	Three Months Ended June 30,		Six Months Ended June 30,
	Restated 2002	Restated 2001	Restated 2002	Restated 2001
COMPREHENSIVE INCOME
Net Earnings	$479	$1,053	$1,335	$2,363
Other Comprehensive Income (Loss):
Foreign currency translation, net of tax benefit of $1 and $13 for the three months ended June 30, 2002 and 2001; and $11 and $32 for the six months ended June 30, 2002 and 2001.	56	(52)	8	30
Deferred gains on derivatives qualifying as hedges, net of tax of $12 and $6 for the three months ended June 30, 2002 and 2001; and $8 and $19 for the six months ended June 30, 2002 and 2001.	36	9	27	26

Total Other Comprehensive Income (Loss)	92	(43)	35	56

Comprehensive Income	$571	$1,010	$1,370	$2,419

RETAINED EARNINGS
Retained Earnings, January 1			$18,958	$16,422
Net Earnings			1,335	2,363
Cash dividends declared			(1,085)	(1,067)

Retained Earnings, June 30			$19,208	$17,718

The accompanying notes are an integral part of these financial statements.

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	Restated 2002	Restated 2001
	(dollars in millions)
Cash Flows From Operating Activities:
Net earnings	$1,335	$2,363
Depreciation	212	232
Amortization	149	109
Litigation settlement charge	90	—
Provision for restructuring and other items	4	(9)
Acquired in-process research and development	160	3
Gain on sales of businesses/product lines	(54)	(99)
Other operating items	(11)	6
Receivables	340	86
Inventories	(78)	(163)
Deferred revenue on consigned inventory	(550)	449
Accounts payable and accrued expenses	(531)	(170)
Income taxes	(1,547)	(114)
Product liability	(38)	(119)
Insurance recoverable	34	125
Pension contribution to the U.S. retirement income plan	(150)	(215)
Other assets and liabilities	(45)	(101)

Net Cash (Used In) Provided by Operating Activities	(680)	2,383

Cash Flows From Investing Activities:
Proceeds from sales of time deposits and marketable securities	314	729
Purchases of time deposits and marketable securities	(225)	(742)
Additions to property, plant and equipment	(477)	(411)
Proceeds from product divestitures	88	135
Business acquisitions (including purchase of trademarks/patents)	(200)	(60)
DuPont acquisition costs and liabilities	(306)	—
Other, net	88	(72)

Net Cash Used in Investing Activities	(718)	(421)

Cash Flows From Financing Activities:
Short-term borrowings	530	2
Long-term debt borrowings	2	—
Long-term debt repayments	(6)	(1)
Issuances of common stock under stock plans	120	132
Purchases of treasury stock	(117)	(1,272)
Dividends paid	(1,084)	(1,072)

Net Cash Used in Financing Activities	(555)	(2,211)

Effect of Exchange Rates on Cash	—	11

Decrease in Cash and Cash Equivalents	(1,953)	(238)
Cash and Cash Equivalents at Beginning of Period	5,500	3,182

Cash and Cash Equivalents at End of Period	$3,547	$2,944

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

Note 1: Basis of Presentation and New Accounting Standards

        Bristol-Myers Squibb Company (the Company) prepared these unaudited restated consolidated financial statements following the requirements of the Securities and Exchange Commission (SEC) and U.S. generally accepted accounting principles (GAAP) for interim reporting. Under those rules, certain footnotes and other financial information that are normally required by GAAP for annual financial statements can be condensed or omitted. The Company is responsible for the restated consolidated financial statements included in this Form 10-Q/A. These restated consolidated financial statements include all normal and recurring adjustments necessary for a fair presentation of the Company's restated financial position at June 30, 2002 and December 31, 2001, and the restated results of its operations for the three and six months ended June 30, 2002 and 2001 and restated cash flows for the six months ended June 30, 2002 and 2001. Note 2, Restatement of Previously Issued Financial Statements, to these restated consolidated financial statements provides a summary discussion of the restatement. These restated consolidated financial statements should be read in conjunction with the restated consolidated financial statements and the related notes included in Amendment No. 1 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 2001 (2001 Form 10-K/A). PricewaterhouseCoopers LLP, the Company's independent accountants, have performed a review of the unaudited restated consolidated financial statements included in this Form 10-Q/A, and their review report thereon accompanies this Form 10-Q/A.

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

        In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for financial statements for fiscal years and interim periods ending after December 15, 2002. SFAS No. 148 did not have a material impact on the Company's consolidated financial statements, as the adoption of this standard did not require the Company to change, and the Company does not plan to change, to the fair value based method of accounting for stock-based compensation.

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

        As part of the restatement of previously issued financial statements, the Company adopted EITF Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products), as of January 1, 2002, and now presents the cost of certain vendor considerations (e.g., cooperative advertising payments, shelving allowances and manufacturer's coupons) as reductions of revenue instead of advertising and promotion expenses. Financial information for all prior periods presented has been reclassified to comply with the new income statement classification requirements. Pursuant to EITF 01-9, certain advertising and promotion expenses were reclassified from advertising and promotion expenses to a reduction in net sales in the three and six months ended June 30, 2002 in the amount of $45 million and $86 million, respectively, and in the three and six months ended June 30, 2001 in the amount of $33 million and $75 million, respectively.

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

        In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 142 on January 1, 2002, with certain provisions applied earlier (upon acquisition) to goodwill and other tangible assets acquired after June 30, 2001. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired and the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition. Under the new rules, goodwill and intangible assets acquired other than in a business combination with indefinite lives will no longer be amortized but will be subject to annual impairment tests. The goodwill arising from business acquisitions prior to July 1, 2001 was amortized on a straight-line basis over periods ranging from 15 to 40 years. This goodwill is no longer being amortized effective in 2002. Total restated expenses related to the amortization of goodwill included in earnings for the three and six month periods ended June 30, 2001 were $19 million and $38 million, respectively, or $0.01 per share on a basic and diluted basis for both periods.

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

        The changes in the carrying amount of goodwill for the year ended December 31, 2001 and the six months ended June 30, 2002 were as follows:

	Restated Pharmaceuticals Segment	Restated Nutritionals Segment	Restated Other Healthcare Segment	Restated Total
	(dollars in millions)
Balance as of December 31, 2000(1)	$944	$208	$202	$1,354
Amortization expense	(43)	(18)	(14)	(75)
Additions	3,837	1	2	3,840

Balance as of December 31, 2001	4,738	191	190	5,119
Purchase accounting adjustments related to recent acquisitions:
—change in exit cost estimate	(73)	—	—	(73)
—purchase price and allocation adjustments	(81)	—	—	(81)

Subtotal	(154)	—	—	(154)

Balance as of June 30, 2002	$4,584	$191	$190	$4,965

(1)
Excludes $55 million of goodwill related to discontinued operations.

        As of June 30, 2002 and December 31, 2001, intangible assets consisted of the following:

	Restated June 30, 2002	Restated December 31, 2001
	(dollars in millions)
Patents / Trademarks	$213	$213
Licenses	540	514
Technology	1,783	1,783

	2,536	2,510
Accumulated Amortization	554	426

Net Carrying Amount	$1,982	$2,084

        Amortization expense as restated for intangible assets (the majority of which is included in cost of products sold) for the three months ended June 30, 2002 and 2001 was $67 million and $26 million, respectively, and for the six months ended June 30, 2002 and 2001 was $133 million and $55 million, respectively. The increase in 2002 from the prior year is primarily due to intangible assets acquired in the DuPont acquisition, which was completed on October 1, 2001. Expected amortization expense through 2007 related to the current balance of intangible assets is as follows:

(dollars in millions)
For the year ended December 31, 2002	$266
For the year ended December 31, 2003	$212
For the year ended December 31, 2004	$195
For the year ended December 31, 2005	$186
For the year ended December 31, 2006	$185
For the year ended December 31, 2007	$183

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

        The following table presents the impact of the restatement adjustments on the Company's previously reported net sales, earnings from continuing operations before minority interest and income taxes and earnings from continuing operations for the three and six months ended June 30, 2002 and 2001:

	Three Months Ended		Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
	(dollars in millions)
Net Sales, as previously reported:	$4,053	$4,709	$8,135	$9,398
Restatement adjustments:
Consignment sales	187	(405)	533	(438)
Sales rebate accruals	(68)	15	206	(10)
EITF 01-9 reclassification	(45)	(33)	(86)	(75)

Net Sales, as restated	$4,127	$4,286	$8,788	$8,875

Earnings from Continuing Operations Before Minority Interest and Income Taxes, as previously reported:	$645	$1,543	$1,419	$3,287
Revenue recognition restatement adjustments:
Consignment sales	168	(317)	436	(334)
Sales rebate accruals	(57)	13	209	(11)

Subtotal	111	(304)	645	(345)

Other Restatement Adjustments:
Capitalized research and development payments	8	11	18	19
Irbesartan transaction	(31)	—	(62)	—
Acquisition liabilities	—	(2)	—	(2)
Divestiture liabilities	—	20	(42)	(59)
Restructuring and other items	(5)	(2)	(5)	(4)
Other	(4)	—	(21)	—

Total restatement adjustments	79	(277)	533	(391)

Earnings from Continuing Operations Before Minority Interest and Income Taxes, as restated:	724	1,266	1,952	2,896

Taxes, as previously reported	175	415	330	880
Deferred taxes on intercompany profit	29	(26)	59	(51)
Current taxes-interest	—	(9)	—	(17)
Tax effect of other restatement adjustments	5	(73)	153	(119)

Taxes, as restated	209	307	542	693

Minority interest, as previously reported	29	26	63	62
Effect of restatement adjustments on minority interest	7	(21)	26	(30)

Minority interest, as restated	36	5	89	32

Earnings from Continuing Operations, as restated	$479	$954	$1,321	$2,171

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

(dollars in millions)
Adjustment to opening retained earnings as of January 1, 1999:
Increase (decrease) in Stockholders' Equity:
Stockholders' Equity—January 1, 1999, as previously reported	$7,576
Sales returns	(68)
Sales rebate accruals	(59)
Capitalized research and development payments	(46)
Acquisition liabilities	31
Divestiture liabilities	28
Other restatement items	(24)
Dividend accrual	(429)
Deferred taxes on intercompany profit	(11)

Decrease in Stockholders' Equity	(578)

Stockholders' Equity—January 1, 1999, as restated	$6,998

Additional Stockholders' Equity adjustments—subsequent to adjustments to opening retained earnings as of January 1, 1999:
Increase (decrease) January 1, 1999 through June 30, 2002:
Net earnings	$(707)
Impact of dividend accrual	(113)
Zimmer common stock dividend adjustment	46

Decrease in Stockholders' Equity—January 1, 1999 to June 30, 2002	$(774)

        The following tables present the impact of the restatement adjustments on the Company's previously reported results for the three and six months ended June 30, 2002 and 2001 and on the balance sheet as of June 30, 2002 on a condensed basis:

	Three Months Ended June 30, 2002		Three Months Ended June 30, 2001		Six Months Ended June 30, 2002		Six Months Ended June 30, 2001
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
	(dollars in millions, except per share data)
Net Sales	$4,053	$4,127	$4,709	$4,286	$8,135	$8,788	$9,398	$8,875
Total costs and expenses	3,613	3,648	3,607	3,332	7,110	7,467	7,053	6,704

Earnings from Continuing Operations	440	479	1,102	954	1,025	1,321	2,345	2,171

Discontinued Operations:
Net Earnings	—	—	99	99	—	—	192	192
Net gain on disposal	—	—	—	—	—	14	—	—

Net Earnings	$440	$479	$1,201	$1,053	$1,025	$1,335	$2,537	$2,363

Basic earnings per common share:
Continuing Operations	$.23	$.25	$.57	$.49	$.53	$.68	$1.21	$1.12

Discontinued Operations:
Net Earnings	$—	$—	$.05	$.05	$—	$—	$.10	$.10
Net gain on disposal	—	—	—	—	—	.01	—	—

Net Earnings	$.23	$.25	$.62	$.54	$.53	$.69	$1.31	$1.22

Diluted earnings per common share:
Continuing Operations	$.23	$.25	$.56	$.49	$.53	$.68	$1.19	$1.10

Discontinued Operations:
Net Earnings	$—	$—	$.05	$.05	$—	$—	$.10	$.10
Net gain on disposal	—	—	—	—	—	.01	—	—

Net Earnings	$.23	$.25	$.61	$.54	$.53	$.69	$1.29	$1.20

	June 30, 2002
	As Previously Reported	As Restated
	(dollars in millions)
Balance Sheet:
Cash and marketable securities	$3,619	$3,619
Receivables, net	3,470	3,599
Inventories, including consignment inventory	1,646	1,802
Prepaid expenses	1,213	1,615

Total Current Assets	9,948	10,635

Property, plant and equipment, net	5,063	5,071
Goodwill	5,091	4,965
Intangible assets, net	2,126	1,982
Other assets	2,555	2,701

Total Assets	$24,783	$25,354

Short-term debt borrowings	$785	$785
Deferred revenue on consigned inventory	—	1,476
Other current liabilities	5,975	6,227

Total Current Liabilities	6,760	8,488

Long-term debt	6,140	6,140
Other long-term liabilities	1,169	1,364
Total Liabilities	14,069	15,992

Stockholders' Equity	10,714	9,362

Total Liabilities and Stockholders' Equity	$24,783	$25,354

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

	Three Months Ended June 30,		Six Months Ended June 30,
	Restated 2002	Restated 2001	Restated 2002	Restated 2001
	(in millions, except per share data)
Earnings from Continuing Operations	$479	$954	$1,321	$2,171

Discontinued Operations:
Net earnings	—	99	—	192
Net gain on disposal	—	—	14	—

	—	99	14	192

Net Earnings	$479	$1,053	$1,335	$2,363

Basic:
Average Common Shares Outstanding	1,937	1,940	1,936	1,944

Earnings from Continuing Operations	$.25	$.49	$.68	$1.12

Discontinued Operations:
Net earnings	$—	$.05	$—	$.10
Net gain on disposal	—	—	.01	—

	—	.05	.01	.10

Net Earnings	$.25	$.54	$.69	$1.22

Diluted:
Average Common Shares Outstanding	1,937	1,940	1,936	1,944
Incremental Shares Outstanding Assuming the Exercise of Dilutive Stock Options	7	24	10	27

	1,944	1,964	1,946	1,971

Earnings from Continuing Operations	$.25	$.49	$.68	$1.10

Discontinued Operations:
Net earnings	$—	$.05	$—	$.10
Net gain on disposal	—	—	.01	—

	—	.05	.01	.10

Net Earnings	$.25	$.54	$.69	$1.20

        Weighted-average shares issuable upon the exercise of stock options, which were not included in the diluted earnings per share calculation because they were not dilutive, were 119 million for the three and six month periods ended June 30, 2002 and 45 million for the three and six month periods ended June 30, 2001.

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

        As of June 30, 2002, ImClone had total assets of $544 million and total stockholders' deficit of $75 million. For the six months ended June 30, 2002, ImClone recognized a $73 million net loss. The Company is in the process of assessing what impact FIN 46 could have on its consolidated financial statements. Based on its preliminary analysis of the impact of FIN 46, the Company believes that it is reasonably possible that ImClone could meet the criteria to be considered a variable interest entity in relation to the Company.

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

        The Company acts as the operating partner for the territory covering the Americas (principally the U.S., Canada, Puerto Rico, and Latin American countries) and Australia and owns the majority financial controlling interest in this territory. As such, the Company consolidates all country partnership results for this territory and records Sanofi's share of the results as a minority interest expense, net of taxes, which was $52 million and $28 million for the three months ended June 30, 2002, and 2001, respectively, and $117 million and $68 million for the six months ended June 30, 2002 and 2001, respectively. For the three months ended June 30, 2002 and 2001, the Company recorded sales in this territory and in comarketing countries of $576 million and $339 million, respectively, and $1,176 million and $706 million for the six months ended June 30, 2002 and 2001, respectively.

        Sanofi acts as the operating partner for the territory covering Europe and Asia and owns the majority controlling interest in this territory. The Company accounts for the investment in partnership entities in this territory under the equity method and records its share of the results as net income from unconsolidated affiliates (included in minority interest, net of taxes). The Company recorded its share of equity earnings in this territory of $19 million and $23 million for the three months ended June 30, 2002 and 2001, respectively, and $39 million and $35 million for the six months ended June 30, 2002 and 2001, respectively.

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

        In connection with the acquisition, the Company incurred $575 million of restructuring liabilities as a result of severance and relocation of workforce, the elimination of duplicate facilities and contract terminations. Such costs were recognized by the Company as a liability assumed as of the acquisition date, resulting in additional goodwill. These liabilities consisted of $325 million of employee termination benefits for approximately 1,800 employees, $80 million related to the closure of facilities and $170 million for contract terminations. The $575 million originally recorded in accrued expenses was reduced to $458 million by December 31, 2001 and to $109 million by June 30, 2002. During the six month period ended June 30, 2002, the balance in this account was reduced by cash payments of $246 million and by an adjustment to reverse previously recorded liabilities of $103 million with a corresponding reduction in goodwill. This adjustment was primarily due to lower than expected separation costs, contract termination expenses and other facilities exit costs related to the acquisition.

        The following unaudited pro forma financial information, on a continuing operations basis, presents results as if the acquisition had occurred at the beginning of the period presented:

Restated Six Months Ended June 30, 2001
(dollars in millions, except per share data)
Net Sales	$9,417
Net Earnings	2,098
Earnings Per Share—Basic	1.08
Earnings Per Share—Diluted	1.06

        The pro forma results have been prepared for comparative purposes only and include sales and earnings of DuPont for the six months ended June 30, 2001 and certain adjustments such as additional amortization expense as a result of identifiable intangible assets arising from the acquisition and from increased interest expense on acquisition debt. The pro forma earnings exclude the in-process research and development charge related to the DuPont acquisition. The pro forma results are not necessarily indicative of the results of operations that actually would have resulted had the acquisition been in effect at the beginning of the period presented or of future results.

Divestitures

        During the first quarter of 2002, the Company completed the sale of two branded products resulting in a pretax gain of $30 million. For the three and six months of 2001, the Company recorded a pretax gain of $67 million and $99 million, respectively, on the sale of ESTRACE* tablets and the Apothecon commodity business.

Discontinued Operations

        Discontinued operations in the six months ended June 30, 2002 consist of an after-tax adjustment to increase the gain on sale of Clairol as a result of lower than expected post-closing costs.

        Discontinued operations in the three and six months ended June 30, 2001 reflect the results of the Clairol and Zimmer businesses, which were divested in 2001.

Note 6: Restructuring and Other Items

        In the second quarter of 2002, the Company recorded a pretax charge of $57 million (as restated) related to termination benefits for workforce reductions and downsizing and streamlining of worldwide operations. Of this charge, $30 million relates to employee termination benefits for approximately 540 employees. The remaining $27 million relates to asset write-downs for the closure of a manufacturing facility in Puerto Rico and other related expenses. Severance actions are a result of efforts to rationalize and consolidate manufacturing and downsize and streamline operations. In addition, $2 million of inventory associated with the plans described above was included in cost of products sold. The $57 million charge was offset by an adjustment as restated to prior period restructuring liabilities of $47 million due to higher than anticipated proceeds from the sale of exited businesses and $8 million due to lower than expected separation payments.

        The following table presents a detail of the charges by segment and type for the six months ended June 30, 2002. The Company expects to substantially complete these activities by mid 2003. The Company does not allocate restructuring charges to its business segments.

	Employees	Restated Termination Benefits	Restated Asset Write Downs	Restated Total
	(dollars in millions)
Pharmaceuticals	401	$21	$19	$40
Nutritionals	92	5	—	5
Other Healthcare	22	2	5	7
Corporate	25	2	3	5

Subtotal	540	$30	$27	$57

Reduction of reserves for changes in estimate				(56)

Restructuring and other as reflected in the statement of earnings				$1

        Restructuring charges and spending against accrued liabilities associated with prior and current actions are as follows:

	Restated Employee Termination Liability	Restated Other Exit Cost Liability	Restated Total
	(dollars in millions)
Balance at December 31, 2000	$220	$8	$228
Charges	229	160	389
Spending	(122)	(130)	(252)
Changes in estimate	(84)	3	(81)

Balance at December 31, 2001	243	41	284
Charges	30	—	30
Spending	(95)	(29)	(124)
Changes in estimate	(9)	—	(9)

Balance at June 30, 2002	$169	$12	$181

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

        The data for 2001 has been presented to conform to the new segment organization:

	Three Months Ended June 30,				Six Months Ended June 30,
	Net Sales		Earnings from Continuing Operations Before Minority Interest and Income Taxes		Net Sales		Earnings from Continuing Operations Before Minority Interest and Income Taxes
	Restated 2002	Restated 2001	Restated 2002	Restated 2001	Restated 2002	Restated 2001	Restated 2002	Restated 2001
	(dollars in millions)
Pharmaceuticals	$3,274	$3,571	$468	$873	$7,122	$7,412	$1,414	$2,122
Nutritionals	471	425	124	80	920	907	249	231
Other Healthcare	382	290	95	60	746	556	183	104

Total Segments	4,127	4,286	687	1,013	8,788	8,875	1,846	2,457
Corporate/Other	—	—	37	253	—	—	106	439

Continuing Operations	$4,127	$4,286	$724	$1,266	$8,788	$8,875	$1,952	$2,896

        Included in earnings from continuing operations before minority interest and income taxes of each business segment is a cost of capital charge. The elimination of the cost of capital charge is included in Corporate/Other. Corporate/Other principally consists of interest expense, interest income, certain administrative expenses and allocations to the segments. In the six months ended June 30, 2002, Pharmaceuticals and Corporate/Other include the following items: Pharmaceuticals—a $160 million in-process research and development charge related to payments under the revised agreement with ImClone; Corporate/Other—a $90 million accrual for BUSPAR litigation and a $30 million gain on the sale of two branded products. For the three and six months of 2001, Corporate/Other includes a gain of $67 million and $99 million, respectively, on the sale of ESTRACE* tablets and the Apothecon commodity business.

Note 8: Other (Income)/Expense

        The components of other (income)/expense are:

	Three Months Ended June 30,		Six Months Ended June 30,
	Restated 2002	Restated 2001	Restated 2002	Restated 2001
	(dollars in millions)
Interest expense	$102	$23	$200	$49
Interest income	(18)	(32)	(41)	(76)
Foreign exchange transaction (gains)/losses	8	(3)	11	7
Other, net	34	6	(5)	(11)

Other (Income) / Expense, net	$126	$(6)	$165	$(31)

        Interest expense in 2002 is primarily related to the $5.0 billion debt issuance in conjunction with the DuPont and ImClone transactions.

Note 9: Litigation Matters

        Various lawsuits, claims and proceedings are pending against the Company and certain of its subsidiaries. In accordance with SFAS No. 5, Accounting for Contingencies, the Company records accruals for such contingencies when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. In the six months ended June 30, 2002, the Company recognized $90 million related to litigation matters. The most significant of the Company's litigation matters are described below.

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

Note 10: Tax Matters

        Subsequent to June 30, 2002, in the three months ended September 30, 2002, the Company recognized an income tax benefit of $235 million due to the settlement of certain tax matters and the determination by the Company as to the expected settlement of ongoing tax litigation, each of which existed as of June 30, 2002 and December 31, 2001. In addition, during the nine months ended September 30, 2002, the Company established valuation allowances of $127 million related to certain state net deferred tax assets and $34 million related to certain state tax net operating loss carryforwards that it currently does not believe are more likely than not to be realized in the future.

        In addition, subsequent to June 30, 2002, the Company reorganized the structure of its ownership of many of its non-U.S. subsidiaries. The principal purpose of the reorganization was to facilitate the Company's ability to efficiently deploy its financial resources outside of the U.S. The Company believes that the reorganization transactions were generally tax-free both inside and outside the U.S. It is possible, however, that taxing authorities in particular jurisdictions could assert tax liabilities arising from the reorganization transactions or the operations of the reorganized subsidiaries. It is not reasonably possible to predict whether any taxing authority will assert such a tax liability or reasonably to estimate the possible loss or range of loss with respect to any such asserted tax liability. The Company would vigorously challenge any such assertion and believes that it would prevail, but there can be no assurance of such a result. If the Company were not to prevail in final, non-appealable determinations, it is possible that the impact could be material.

Note 11: Comprehensive Income (Loss)

	Foreign Currency Translation	Deferred Loss on Effective Hedges	Total Other Accumulated Comprehensive Loss
	(dollars in millions)
Balance at December 31, 2001	$(1,055)	$(62)	$(1,117)
Change in other comprehensive income	8	27	35

Balance at June 30, 2002	$(1,047)	$(35)	$(1,082)

Report of Independent Accountants

To the Board of Directors
and Stockholders of
Bristol-Myers Squibb Company

        We have reviewed the accompanying restated consolidated balance sheet of Bristol-Myers Squibb Company and its subsidiaries as of June 30, 2002, and the related restated consolidated statements of earnings, comprehensive income and retained earnings for each of the three- and six-month periods ended June 30, 2002 and 2001 and of cash flows for each of the six-month periods ended June 30, 2002 and 2001. These restated financial statements are the responsibility of the Company's management.

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

        As described in Note 2 to the accompanying restated consolidated financial statements, the Company has restated previously issued financial statements.

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

Three Months Results of Operations

        Worldwide sales on a restated basis for the second quarter of 2002 decreased 4% to $4,127 million from $4,286 million in 2001. This sales decline was not impacted on a net basis by a change in volume, and resulted from a 1% decrease due to foreign exchange rate fluctuations and a 3% decrease due to changes in selling prices. International sales increased 5%, including a 3% favorable impact from foreign exchange, and domestic sales decreased 9%. Sales for the quarter include $374 million of sales related to the acquisition of the DuPont Pharmaceuticals business (DuPont), which was completed on October 1, 2001. Approximately $187 million of sales (calculated net of customary 2% early pay cash discounts) recognized in the three months ended June 30, 2002 had been restated from prior periods.

Pharmaceuticals

        A significant portion of the Company's U.S pharmaceuticals sales is made to wholesalers. The Company experienced a substantial buildup of wholesaler inventories in its U.S. pharmaceuticals business over several years, primarily in 2000 and 2001. This buildup was primarily due to sales incentives offered by the Company to its wholesalers, including discounts, buy-ins in anticipation of price increases, and extended payment terms to certain U.S. pharmaceuticals wholesalers. These incentives were generally offered towards the end of a quarter in order to incentivize wholesalers to purchase products in an amount sufficient to meet the Company's quarterly sales projections established by the Company's senior management. The timing of the Company's recognition of revenue from its sales to wholesalers differs by wholesaler and by period.

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

        At June 30, 2002, the Company's aggregate cost of the pharmaceutical products held by Cardinal and McKesson that were accounted for using the consignment model (and, accordingly, were reflected as consignment inventory on the Company's consolidated balance sheet) was approximately $152 million, of which approximately $2 million related to OTN. The deferred revenue, recorded at gross invoice sales price, related to the inventory of pharmaceutical products accounted for using the consignment model was approximately $1,476 million at June 30, 2002, of which approximately $56 million related to OTN. As a result of the restatement for the application of the consignment model, approximately $1,980 million of sales (calculated net of customary 2% early pay cash discount) had been reversed from the period 1999 through 2001, of which approximately $346 million was recognized in the three months ended March 31, 2002, approximately $187 million was recognized in the three months ended June 30, 2002, approximately $862 million was recognized in the six months ended December 31, 2002 and approximately $422 million is projected to be recognized in 2003, a significant portion of which is expected to be recognized in the first quarter of 2003. Sales to Cardinal and McKesson represent approximately 48% of U.S. pharmaceuticals net sales for the six months ended June 30, 2002, on a restated basis.

        The Company has determined that, although sales incentives were offered to other wholesalers and there was a buildup of inventories at such wholesalers, the consignment model criteria discussed above were not met. Accordingly, the Company recognized revenue when the products were shipped to these wholesalers. The Company estimates that the inventory of pharmaceutical products held by these other U.S. pharmaceuticals wholesalers in excess of approximately one month of supply in the case of the Company's exclusive products, approximately one and a half months of supply in the case of PLAVIX* and AVAPRO*, which are marketed under the Company's alliance with Sanofi-Synthelabo, and approximately two months of supply in the case of the Company's non-exclusive products, was in the range of approximately $550 million to $750 million at December 31, 2001, approximately $625 million to $825 million at March 31, 2002 and approximately $150 million to $350 million at June 30, 2002.

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

        The Company's financial results and prior period and quarterly comparisons are affected by the buildup and orderly workdown of wholesaler inventories, as well as the application of the consignment model to certain sales to certain wholesalers. In addition, with respect to sales not accounted for using the consignment model, the Company's financial results and prior period and quarterly comparisons are affected by fluctuations in the buying patterns of wholesalers, including the effect of incentives offered, and the corresponding changes in inventory levels maintained by these wholesalers. These wholesaler buying patterns and wholesaler inventory levels may not reflect underlying prescriber demand. For information on U.S. pharmaceuticals prescriber demand, reference is made to the table on page 39, which sets forth a comparison of changes in net sales on a restated basis to the estimated total (both retail and mail order customers) prescription growth for certain of the Company's primary care pharmaceutical products. The Company expects that when the consignment model is no longer being applied with respect to sales to Cardinal or McKesson, the buying patterns and fluctuations in inventory levels of these wholesalers will have an effect on the Company's financial results and prior period and quarterly comparisons.

        Sales for the Pharmaceuticals segment on a restated basis in the three months ended June 30, 2002 decreased 8%, including a 1% unfavorable effect of foreign exchange, to $3,274 million from $3,571 million in 2001 due to a decrease in domestic sales. Domestic pharmaceutical sales on a restated basis decreased 16% to $1,953 million in 2002 from $2,326 million in 2001, primarily due to generic competition for GLUCOPHAGE*, TAXOL®, and BUSPAR. U.S. sales for these products were $54 million in the second quarter of 2002 as compared to $600 million in 2001. In addition, the decrease in 2002 domestic pharmaceutical sales was impacted by the buildup in the prior period of inventory levels at those U.S. wholesalers not accounted for under the consignment model and the subsequent workdown in 2002. Approximately $187 million of sales (calculated net of customary 2% early pay cash discounts) recognized in the three months ended June 30, 2002 had been reversed from prior periods.

        International sales for the Pharmaceuticals segment on a restated basis increased 6% to $1,321 million in 2002, including a 2% unfavorable effect of foreign exchange, from $1,245 million in 2001. Sales in Europe increased 10% primarily due to strong sales of PRAVACHOL across the region and the addition of new products from the DuPont acquisition. Japan realized sales growth of 2%, including a 8% unfavorable effect of foreign exchange, led by growth in TAXOL® sales.

        Sales of selected products in the second quarter of 2002 were as follows on a restated basis:

  •
  Worldwide sales of PRAVACHOL, the Company's cholesterol-lowering agent, increased 2% to $447 million in 2002. In July 2002, the Cardiovascular and Renal Drugs Advisory Committee of the U.S. Food and Drug Administration (FDA) issued a recommendation to the FDA in favor of the approval of PRAVACHOL plus aspirin New Drug Application.

  •
  Sales of PLAVIX*, a platelet aggregation inhibitor, increased 86% to $425 million in 2002 from $229 million in 2001. Sales of AVAPRO* increased 37% to $151 million. PLAVIX* and AVAPRO* are cardiovascular products launched from the alliance between the Company and Sanofi-Synthelabo.

  •
  Sales of SUSTIVA, an antiretroviral agent, and COUMADIN, an oral anti-coagulant, both acquired from DuPont on October 1, 2001, were $111 million and $75 million, respectively in 2002. COUMADIN's total U.S. prescriptions for the three months ended June 30, 2002 and 2001 declined 15% and 7% compared with the same period in 2001 and 2000, respectively.

  •
  Sales of ZERIT, an antiretroviral agent, were $106 million in 2002, a decrease of 22%.

  •
  Sales of VIDEX, an antiretroviral agent, were $52 million in 2002, a decrease of 21%.

  •
  Sales of GLUCOPHAGE* XR and GLUCOVANCE* were $79 million and $51 million in 2002, respectively, as compared to $62 million and $97 million in 2001.

  •
  The loss of exclusivity and the introduction of generic competition in the U.S. resulted in significant declines in sales of GLUCOPHAGE*, TAXOL® and BUSPAR. In 2002, sales of these products in the aggregate declined to $240 million from $780 million in 2001.

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

	Three Months Ended June 30, 2002		Three Months Ended June 30, 2001
	% Change in U.S. Net Sales (Restated)	% Change in Total U.S. Prescriptions	% Change in U.S. Net Sales (Restated)	% Change in Total U.S. Prescriptions
PRAVACHOL	(11)	10	(2)	4
GLUCOPHAGE*	(102)	(85)	(9)	(6)
PLAVIX*	90	36	(4)	33
AVAPRO*	42	14	11	21
MONOPRIL	(66)	(6)	9	(1)
SERZONE	(49)	(33)	(8)	(2)
CEFZIL	(67)	(11)	13	(13)
BUSPAR	(83)	(80)	(65)	(51)

        Earnings before minority interest and income taxes for the Pharmaceuticals segment on a restated basis declined to $468 million in the second quarter of 2002 from $873 million in the same period in 2001. The decline in earnings before minority interest and income taxes is primarily the result of generic competition, the buildup in the prior period of inventory levels at those U.S. wholesalers not accounted for under the consignment model and the subsequent workdown in 2002, and higher cost of products sold due to higher sales of lower-margin OTN products.

Nutritionals

        Sales for the Nutritionals segment on a restated basis were $471 million for the three months ended June 30, 2002, an increase of 11% from the prior year. Mead Johnson continues to be the leader in the U.S. infant formula market. ENFAMIL, the Company largest-selling infant formula, recorded sales of

$195 million, an increase of 17% from the prior year largely due to the introduction of ENFAMIL LIPIL in the first quarter of 2002.

        Earnings before minority interest and income taxes for the Nutritionals segment on a restated basis increased to $124 million in 2002 from $80 million in 2001. This increase in earnings before minority interest and income taxes is driven by higher sales and manufacturing efficiencies.

Other Healthcare

        The Other Healthcare segment is comprised of the ConvaTec, Medical Imaging and the Consumer Medicines (U.S. and Japan) businesses.

  •
  ConvaTec sales on a restated basis for the three months ended June 30, 2002 of $177 million remained consistent with prior year levels. Sales of ostomy products decreased 3% to $111 million, while sales of modern wound care products increased 7% to $64 million.

  •
  Medical Imaging sales on a restated basis for the three months ended June 30, 2002 were $117 million. The Medical Imaging business was acquired as part of the DuPont acquisition, which was completed on October 1, 2001.

  •
  U.S./Japan Consumer Medicines sales on a restated basis for the three months ended June 30, 2002 decreased 21% to $88 million, primarily due to lower sales of EXCEDRIN in the U.S. and of BUFFERIN in Japan.

        Earnings before minority interest and income taxes for the Other Healthcare segment on a restated basis increased to $95 million in 2002 from $60 million in 2001 primarily as a result of the addition of the Medical Imaging business from the DuPont acquisition.

        Total expenses on a restated basis for the three months ended June 30, 2002, as a percentage of sales, increased to 82.5% from 70.5% in 2001, largely due to the increase in cost of products sold.

        Cost of products sold on a restated basis, as a percentage of sales, increased to 35.5% from 29.5% in 2001. This increase is primarily due to higher cost of goods sold in the U.S. as a result of increased sales from the OTN business and a decline in GLUCOPHAGE*, TAXOL® and BUSPAR sales due to generic competition.

        Marketing, selling, and administrative expenses on a restated basis decreased 2% from $961 million in 2001 to $937 million in 2002. As a percentage of sales, marketing, selling and administrative expenses increased to 22.7% in the second quarter of 2002 from 22.4% in 2001 due to lower sales in 2002.

        Expenditures for advertising and promotion on a restated basis declined 12% to $345 million in 2002 from $392 million in 2001, primarily as a result of reduced direct-to-consumer spending. As a percentage of sales, advertising and promotion expenditures decreased to 8.4% in the second quarter of 2002 from 9.1% in 2001.

        Research and development expenditures on a restated basis increased 9% to $527 million in 2002 from $483 million in 2001. Pharmaceutical research and development spending increased 7% over the prior year and, as a percentage of pharmaceutical sales, was 15.4% in the second quarter of 2002 compared to 13.2% in the second quarter of 2001.

        Other (income)/expense, net on a restated basis was $126 million of expense in the second quarter of 2002 compared with $6 million of income in the same period of 2001. The decrease was primarily due to the increase in interest expense as a result of the issuance of $5 billion of debt in September 2001.

        The effective income tax rate on earnings from continuing operations before minority interest and income taxes on a restated basis was 28.9% compared with 24.2% in 2001.

        In May 2002, the Company announced the submission of a Marketing Authorization Application to the European Medicines Evaluation Agency for atazanavir, a novel protease inhibitor under investigation for the treatment of HIV/AIDS.

        In July 2002, the FDA Cardiovascular and Renal Drugs Advisory Committee recommended against the approval of the Company's New Drug Application (NDA) for VANLEV (omipatrilat) for the treatment of hypertension. The FDA Advisory Committee recommendation is not binding. However, the FDA usually follows the guidance of the Advisory Committee.

        Development of a lead candidate compound in the Company's superstatin program has been terminated. The Company will continue, however, with back-up compounds moving forward in preclinical research.

Six Months Results of Operations

        Worldwide sales for the first six months of 2002 on a restated basis decreased 1% to $8,788 million from $8,875 million in 2001. Volume increases favorably affected sales by 2%, while foreign exchange rate fluctuations and changes in selling prices negatively impacted sales by 1% and 2%, respectively. International sales increased 7% and domestic sales decreased 5%. Sales for the first six months of 2002 include $778 million of sales related to the DuPont acquisition, which was completed on October 1, 2001.

Pharmaceuticals

        Sales for the Pharmaceuticals segment on a restated basis decreased 4% to $7,122 million from $7,412 million in 2001 due to a decrease in domestic sales. Domestic pharmaceutical sales decreased 10% to $4,514 million in 2002 from $5,018 million in 2001, primarily due to generic competition for GLUCOPHAGE*, TAXOL®, and BUSPAR. U.S. sales for these products were $279 million in 2002 compared to $1,463 million in 2001. In addition, the decrease in domestic pharmaceutical sales in 2002 was impacted by the buildup in the prior period of inventory levels at those U.S. wholesalers not accounted for under the consignment model and the subsequent workdown in 2002. Approximately $533 million of sales (calculated net of customary 2% early pay cash discounts) recognized in the six months ended June 30, 2002 had been reversed from prior periods.

        International sales for the Pharmaceuticals segment on a restated basis increased 9% to $2,608 in 2002, including a 4% unfavorable impact from foreign exchange, from $2,394 million in 2001. Sales in Europe increased 15%, including a 2% unfavorable impact from foreign exchange, primarily due to strong sales of PRAVACHOL across the region and the addition of new products from the DuPont acquisition. Japan realized sales growth of 2%, including a 10% unfavorable impact from foreign exchange, led by growth in TAXOL® sales.

        Sales of selected products for the six months ended June 30, 2002 were as follows on a restated basis:

  •
  Worldwide sales of PRAVACHOL, the Company's cholesterol-lowering agent, increased 5% to $990 million.

  •
  Sales of PLAVIX* increased 82% to $886 million from $487 million in 2001. Sales of AVAPRO* increased 32% to $290 million.

  •
  Sales of SUSTIVA and COUMADIN, products acquired from DuPont, were $238 million and $155 million, respectively. COUMADIN's total U.S. prescriptions for the six months ended June 30, 2002 and 2001 declined 16% and 5% compared with the same period in 2001 and 2000, respectively.

  •
  Sales of OTN were $873 million, an increase of 29% over the prior year.

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

	Six Months Ended June 30, 2002		Six Months Ended June 30, 2001
	% Change in U.S. Net Sales (Restated)	% Change in Total U.S. Prescriptions	% Change in U.S. Net Sales (Restated)	% Change in Total U.S. Prescriptions
PRAVACHOL	(3)	10	5	5
GLUCOPHAGE*	(85)	(68)	5	1
PLAVIX*	84	37	13	31
AVAPRO*	32	12	20	25
MONOPRIL	(4)	(6)	9	1
SERZONE	(18)	(26)	8	—
CEFZIL	(26)	(15)	1	(6)
BUSPAR	(89)	(84)	(31)	(27)

        Earnings before minority interest and income taxes for the Pharmaceuticals segment on a restated basis declined to $1,414 million from $2,122 million in 2001. The decline in earnings before minority interest and income taxes is primarily the result of generic competition, the buildup in the prior period of inventory levels at those U.S. wholesalers not accounted for under the consignment model and the subsequent workdown in 2002 and higher cost of product sold due to higher sales of lower-margin OTN products.

Nutritionals

        Sales for the Nutritionals segment on a restated basis were $920 million for the six months ended June 30, 2002, an increase of 1% from the prior year. Mead Johnson continues to be the leader in the U.S. infant formula market. ENFAMIL, the Company's largest-selling infant formula, recorded sales of $375 million, an increase of 1% from the prior year.

        Earnings before minority interest and income taxes for the Nutritionals segment increased to $249 million in 2002 from $231 million in 2001. This increase in earnings before minority interest and income taxes is primarily due to a favorable sales mix and manufacturing efficiencies.

Other Healthcare

        The Other Healthcare segment is comprised of the ConvaTec, Medical Imaging and the Consumer Medicines (U.S. and Japan) businesses.

  •
  ConvaTec sales on a restated basis for the six months ended June 30, 2002 increased 2% to $352 million, including a 2% unfavorable impact from foreign exchange for sales in total and for each product category. Sales of ostomy products increased 1% to $219 million, while sales of modern wound care products increased 8% to $129 million.

  •
  Medical Imaging sales on a restated basis for the six months ended June 30, 2002 were $222 million, driven by CARDIOLITE sales of $142 million. The Medical Imaging business was acquired as part of the DuPont acquisition, which was completed on October 1, 2001

  •
  U.S./Japan Consumer Medicines sales on a restated basis for the six months ended June 30, 2002 decreased 18%, including a 2% unfavorable impact from foreign exchange, to $172 million, primarily due to lower sales of EXCEDRIN in the U.S.

        Earnings before minority interest and income taxes on a restated basis for the Other Healthcare segment increased to $183 million in 2002 from $104 million in 2001 primarily as a result of the addition of the Medical Imaging business from the DuPont acquisition and strong growth in the ConvaTec business.

        Total expenses on a restated basis for the six months ended June 30, 2002, as a percentage of sales, increased to 77.8% from 67.4% in 2001, primarily due to the increase in cost of products sold. During the first six months of 2002, the Company recorded several significant items that affected the comparability of the results of the periods presented herein:

	Six Months Ended June 30,
	Restated 2002	Restated 2001
	(dollars in millions)
Litigation settlement charge	$90	$—
Gain on sales of businesses/product lines	(30)	(99)
Acquired in-process research and development	160	3

	220	(96)
Income taxes on items	(83)	36

	$137	$(60)

        For additional information, see Note 4, Alliances and Investments, Note 5, Acquisitions, Divestitures and Discontinued Operations, Note 6, Restructuring and Other Items, and Note 9, Litigation Matters, to the restated consolidated financial statements included in this Form 10-Q/A.

        Cost of products sold on a restated basis, as a percentage of sales, increased to 33.8% from 28.5% in 2001. This increase is primarily due to higher cost of goods sold in the U.S. as a result of increased sales from OTN and a decline in GLUCOPHAGE*, TAXOL® and BUSPAR sales due to generic competition.

        Marketing, selling, and administrative expenses on a restated basis decreased 1% from $1,874 million in 2001 to $1,849 million in 2002. As a percentage of sales, marketing, selling and administrative expenses decreased to 21.0% in 2002 from 21.1% in 2001.

        Expenditures for advertising and promotion on a restated basis declined 17% to $604 million in 2002 from $731 million in 2001, primarily as a result of reduced direct-to-consumer spending. As a percentage of sales, advertising and promotion expenditures decreased to 6.9% in 2002 from 8.2% in 2001.

        Research and development expenditures on a restated basis increased 5% to $1,029 million in 2002 from $981 million in 2001. Pharmaceutical research and development spending increased 3% over the prior year, and as a percentage of pharmaceutical sales, was 13.8% for the six months ended June 30, 2002 compared with 12.9% in the same period in 2001.

        Other (income)/expense, net on a restated basis was $165 million of expense in the first six months 2002 compared with $31 million of income in the same period of 2001. The expense in 2002 is primarily due to interest expense related to the issuance of $5 billion of debt in September 2001. The income in 2001 is mainly comprised of interest income, net of interest expense.

        The effective income tax rate on earnings from continuing operations before minority interest and income taxes on a restated basis was 27.8% in the six months ended June 30, 2002 compared with 23.9% in 2001.

Financial Position

        The Company's balance sheet at June 30, 2002 and statement of cash flows for the six months then ended reflect its strong financial position. The Company continues to maintain a high level of working capital, which was $2.1 billion at June 30, 2002 on a restated basis, representing no change from December 31, 2001.

        Short-term borrowings were $785 million at June 30, 2002 compared with $174 million at December 31, 2001, primarily as a result of the issuance of commercial paper.

        Long-term debt decreased to $6.1 billion at June 30, 2002 from $6.2 billion at December 31, 2001. In 2002, the Company's long-term credit ratings, from both Moody's and Standard and Poor's credit rating agencies, were reduced from Aaa/AAA to Aa2 and AA, respectively. In December 2002, Moody's placed the Company's long-term and short-term debt ratings under review for possible downgrade. Since then, the Company has held discussions with Moody's and has provided additional information requested to facilitate their review. In March 2003, Moody's confirmed the Prime-1 short-term ratings for the Company. The Company's long-term ratings remain under review for a possible downgrade.

        As a result of the Company's investment in manufacturing and research facilities, additions to property, plant and equipment for the six months ended June 30, 2002 increased to $477 million from $411 million for the same period of 2001.

        Net cash used in operating activities on a restated basis was $680 million in 2002 as compared to net cash provided by operating activities of $2,383 million in 2001. The use of cash in 2002 is attributable to income tax outflows of $1,547 million, which is primarily related to taxes on the gain arising from the sale of the Clairol business. The additional decrease in cash from operating activities is mainly due to lower net earnings. Cash flows from operating and investing (primarily operating) activities of discontinued operations for the six months ended June 30, 2001 were $119 million.

        During the six months ended June 30, 2002, the Company purchased 3.1 million shares of common stock at a total cost of $117 million. For the same period in 2001, the Company purchased 22 million shares of common stock at a total cost of $1,272 million.

        For the three and six months ended June 30, 2002, dividends declared per common share were $.280 and $.56, respectively. For the three and six months ended June 30, 2001, dividends declared per common share were $.275 and $.55, respectively.

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

Cautionary Factors That May Affect Future Results

        This quarterly report on Form 10-Q/A (including documents incorporated by reference) and other written and oral statements the Company makes from time to time contain certain "forward-looking"

statements within the meaning of Section 27A of Securities Act of 1933 and Section 21E of Securities Exchange Act of 1934. You can identify these forward-looking statements by the fact they use words such as "should", "expect", "anticipate", "estimate", "may", "will", "project", "guidance", "intend", "plan", "believe" and other words and terms of similar meaning and expression in connection with any discussion of future operating or financial performance. One can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Such forward-looking statements are based on current expectations and involve inherent risks and uncertainties, including factors that could delay, divert or change any of them, and could cause actual outcomes to differ materially from current expectations. These statements are likely to relate to, among other things, the Company's goals, plans and projections regarding its financial position, results of operations, market position, product development, product approvals, sales efforts, expenses, performance or results of current and anticipated products and the outcome of contingencies such as legal proceedings, and financial results which are based on current expectations that involve inherent risks and uncertainties, including factors that could delay, divert or change any of them in the next several years.

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

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

a)
Exhibits (listed by number corresponding to the Exhibit Table of Item 601 in Regulation S-K).

Exhibit Number and Description		Page
10a.	Bristol-Myers Squibb Company 1997 Stock Incentive Plan, Effective as of May 6, 1997 and as amended effective July 17, 2002 (previously filed).	N/A
10b.	Bristol-Myers Squibb Company 2002 Stock Incentive Plan, Effective as of May 7, 2002 and as amended effective July 17, 2002 (previously filed).	N/A
10q.
	Form of agreement entered into between the Registrant and Wendy Dixon on March 20, 2002 (incorporated herein by reference to Exhibit 10q to the Form 10-Q for the quarterly period ended September 30, 1999).	N/A
10r.	Employment and Separation Agreement dated as of June 5, 2002 between the Registrant and Peter S. Ringrose (previously filed).	N/A
15.	Independent Accountants' Awareness Letter.	E-15-1
99.1.	Section 906 Certification Letter.	E-99-1
99.2.	Section 906 Certification Letter.	E-99-2
b)
The Registrant did not file any reports on Form 8-K during the quarterly period ended June 30, 2002.

        *    Indicates, in this Form 10-Q/A, brand names of products which are registered trademarks not owned by the Company or its subsidiaries. ERBITUX is a trademark of ImClone Systems Incorporated; AVAPRO and PLAVIX are trademarks of Sanofi-Synthelabo S.A.; GLUCOPHAGE, GLUCOPHAGE XR and GLUCOVANCE are trademarks of Merck Sante S.A.S., an associate of Merck KGaA of Darmstadt, Germany; and ESTRACE is a trademark of Galen (Chemicals) Limited.

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

CERTIFICATIONS PURSUANT TO SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002

        CERTIFICATION BY CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE OFFICER

I, Peter R. Dolan, certify that:

  1.
  I have reviewed Bristol-Myers Squibb Company's Amendment No. 1 to the Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2002;

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

Date: March 28, 2003

/s/ Peter R. Dolan Peter R. Dolan Chairman of the Board and Chief Executive Officer

CERTIFICATION BY THE SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

I, Andrew R.J. Bonfield, certify that:

  1.
  I have reviewed Bristol-Myers Squibb Company's Amendment No. 1 to the Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2002;

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

Date: March 28, 2003

/s/ Andrew R.J. Bonfield Andrew R.J. Bonfield Senior Vice President and Chief Financial Officer

QuickLinks

BRISTOL-MYERS SQUIBB COMPANY INDEX TO FORM 10-Q/A June 30, 2002
  PART I—FINANCIAL INFORMATION
  Item 1. Restated Financial Statements
BRISTOL-MYERS SQUIBB COMPANY CONSOLIDATED BALANCE SHEET (UNAUDITED)
BRISTOL-MYERS SQUIBB COMPANY CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
BRISTOL-MYERS SQUIBB COMPANY NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Accountants
  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  PART II—OTHER INFORMATION
  Item 1. LEGAL PROCEEDINGS
  Item 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION BY THE SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER