Form 10-K
period 2002-12-31
BRISTOL MYERS SQUIBB CO
filed 2003-03-28
CIK 14272

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒    No ☐

        The aggregate market value of the 1,937,127,101 shares of voting common equity held by non-affiliates of the registrant, computed by reference to the closing price as reported on the New York Stock Exchange, as of the last business day of the registrant's most recently completed second fiscal quarter (June 28, 2002) was approximately $49,784,166,496. Bristol-Myers Squibb has no non-voting common equity. At February 28, 2003, there were 1,937,432,047 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the 2002 Proxy Statement to be filed on or before April 4, 2003. Part III

PART I

Item 1.    BUSINESS.

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

        In 2000, the Company announced the planned divestiture of its Clairol and Zimmer businesses. Accordingly, the operations of these businesses have been reflected as discontinued operations in the accompanying consolidated financial statements. On November 15, 2001, the Company completed the sale of Clairol for $4.95 billion and on August 6, 2001, the Company spun off Zimmer Holdings, Inc., in a tax-free distribution.

        On October 1, 2001, the Company acquired the DuPont Pharmaceuticals business (DuPont) from E.I. du Pont de Nemours and Company for $7.8 billion in cash. DuPont is primarily a domestic pharmaceutical and imaging product business focused on research and development. In addition, in November 2001, the Company purchased 14.4 million shares of ImClone Systems Incorporated (ImClone) for $70 per share, or $1,007 million, which represented 19.9% of the shares outstanding just prior to the Company's commencement of a public tender offer for ImClone shares. The equity investment in ImClone is part of a strategic agreement between the Company and ImClone that also includes an arrangement to codevelop and copromote an investigational cancer drug, ERBITUX*. These transactions were financed with proceeds from the issuance of $1.5 billion of commercial paper, the issuance of $5.0 billion of medium-term notes and internal cash flows.

        The Company's Internet website address is www.bms.com. The Company makes available free of charge on its website its annual, quarterly and current reports, including amendments to such reports, as soon as reasonably practicable after the Company electronically files such material with, or furnishes such material to, the Securities and Exchange Commission.

Business Segments

        Reference is made to Note 18, Segment Information, to the consolidated financial statements.

        The Company has three reportable segments—Pharmaceuticals, Nutritionals and Other Healthcare.

Pharmaceuticals Segment

        The Pharmaceuticals segment manufactures, distributes and sells branded and generic ethical pharmaceuticals. These products are sold worldwide, primarily to wholesalers, retail pharmacies, hospitals, and the medical profession. The Company manufactures these products in the U.S. and Puerto Rico and in fifteen foreign countries. Pharmaceuticals sales accounted for approximately 81% of the Company's sales in 2002, and 83% of the Company's sales in each of 2001 and 2000, respectively.

        Sales of selected products and product categories from the Pharmaceuticals segment were as follows:

Pharmaceuticals	2002	2001	2000
	(dollars in millions)
PRAVACHOL	$2,266	$2,101	$1,766
Oncology Therapeutics Network	1,900	1,433	1,080
PLAVIX*	1,890	1,171	889
TAXOL®	857	1,112	1,561
PARAPLATIN	727	592	654
AVAPRO*	586	487	361
SUSTIVA	455	68	—
ZERIT	443	515	578
MONOPRIL	426	413	404
COUMADIN	300	63	—
GLUCOPHAGE* XR	297	230	33
VIDEX/VIDEX EC	262	240	207
GLUCOVANCE*	246	269	—
SERZONE	221	334	318
GLUCOPHAGE* IR	220	1,838	1,718
BUSPAR	53	297	672
PRAVACHOL	Pravastatin sodium, an HMG Co-A reductase inhibitor indicated for primary hypercholesterolemia. The composition of matter patent was scheduled to expire in the U.S. in October 2005, but has been extended for six months under the pediatric extension law to April 2006. Patents expire and have expired internationally from 2000 through 2010.
Oncology Therapeutics Network (OTN)
A specialty distributor of anti-cancer medicines and related products. In 2001, the Company entered into an agreement with McKesson Corporation for distribution of pharmaceutical products relating to OTN. The Company accounts for sales under this agreement using the consignment model, as described more fully in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in Part II of this Form 10-K.
PLAVIX*
Clopidogrel, a platelet inhibitor, codeveloped and jointly marketed with Sanofi-Synthelabo. Composition of matter patents in the U.S. expire in July 2003 and November 2011, and internationally from 2008 through 2013. For a discussion of related litigation, reference is made to Item 3, Legal Proceedings, in Part I of this Form 10-K and Note 22, Litigation Matters, to the consolidated financial statements.

TAXOL®
Paclitaxel, used in the treatment of refractory ovarian cancer, first-line treatment of ovarian cancer in combination with cisplatin, second-line treatment of AIDS related Kaposi's Sarcoma, treatment of metastatic breast cancer after failure of combination chemotherapy, adjuvant treatment of node positive breast cancer and in the treatment of non-small cell lung carcinoma with cisplatin. Data exclusivity for TAXOL® in Japan will expire in July 2003 and in the European Union in September 2003. Patents covering various aspects of TAXOL® extend beyond 2003 in Japan and Europe. For a discussion of related litigation, reference is made to Item 3, Legal Proceedings, in Part I of this Form 10-K and Note 22, Litigation Matters, to the consolidated financial statements.
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
SUSTIVA
An anti-retroviral drug used in the treatment of HIV. SUSTIVA was acquired as part of the DuPont acquisition, which was completed on October 1, 2001. The composition of matter patent expires in 2013 and method of use patent expires in 2014.
ZERIT
Stavudine, used in the treatment of persons with advanced human immunodeficiency virus (HIV) disease. Patent was scheduled to expire in the U.S. in June 2008, but has been extended for six months under the pediatric extension law to December 2008. The patent expires internationally from 2007 through 2011.
MONOPRIL
Fosinopril sodium, a second-generation angiotensin converting enzyme (ACE) inhibitor with once-a-day dosing indicated for the treatment of hypertension. Composition of matter patent in the U.S. expired in December 2002, but was extended for six months under the pediatric extension law, and is now expected to expire in June 2003. Composition of matter patents expire and have expired internationally from 2001 through 2008.
COUMADIN
An oral anti-coagulant used predominantly in patients with atrial fibrillation or DVT/pulmonary embolism. COUMADIN was acquired as part of the DuPont acquisition, which was completed on October 1, 2001.
GLUCOPHAGE* IR/ GLUCOPHAGE* XR/ GLUCOVANCE*
Metformin, an oral anti-diabetes agent for type 2 non-insulin-dependent diabetes. Hatch-Waxman exclusivity expired for GLUCOPHAGE* IR in September 2000. However generic metformin did not become available in the U.S. until January 2002. Hatch-Waxman data protection will expire for GLUCOPHAGE* XR in October 2003 and for GLUCOVANCE* in July 2003.

VIDEX/VIDEX EC
Didanosine, an anti-retroviral drug used in the treatment of adult and pediatric patients with advanced HIV infection. Method of use patent expires in the U.S. in August 2006 and internationally from 2006 through 2009. The patent is held by the National Institutes of Health. The Company's license under the patent became non-exclusive in October 2001. Hatch-Waxman data protection for VIDEX EC expires in May 2004.
SERZONE
Nefazodone, an anti-depressant treatment. Patent expired in the U.S. in March 2003, but was extended for six months under the pediatric extension law and is now expected to expire in September 2003. Patents expire and have expired internationally from 2002 through 2010.
BUSPAR
Buspirone, an anti-anxiety agent for persistent anxiety with or without accompanying depressive symptoms. The U.S. anxiolytic use patent expired on May 22, 2000. The U.S. Food and Drug Administration (FDA) granted the Company an additional six months exclusivity based on its performance of pediatric studies. Patents outside of the U.S. expired in 1999. For a discussion of related litigation, reference is made to Item 3, Legal Proceedings, in Part I of this Form 10-K and Note 22, Litigation Matters, to the consolidated financial statements.

Nutritionals Segment

        The Nutritionals segment manufactures, distributes and sells infant formulas and other nutritional products. These products are generally sold by wholesalers and retailers and are promoted primarily to consumers worldwide through advertising. The Company manufactures these products in the U.S. and Puerto Rico and in five foreign countries. Nutritionals sales accounted for 10% of the Company's sales in each of 2002, 2001 and 2000.

        Sales of selected products and product categories in the Nutritionals segment were as follows:

	2002	2001	2000
	(dollars in millions)
ENFAMIL / ENFALAC	$750	$753	$719
NUTRAMIGEN	127	139	130
PROSOBEE	84	114	118
Children's Nutritional Supplements	383	308	296

Other Healthcare Segment

        The Other Healthcare segment consists of ConvaTec, Medical Imaging and Consumer Medicines (U.S. and Japan). Other Healthcare sales accounted for 9% of the Company's sales in 2002, and 7% of the Company's sales in each of 2001 and 2000.

  ConvaTec

        ConvaTec manufactures, distributes and sells ostomy, modern wound and skin care products. Principal brands of ConvaTec include SUR-FIT, ESTEEM, AQUACEL and DUODERM. These products are marketed and sold worldwide, primarily to hospitals and the medical profession. The Company manufactures these products in the U.S. and the United Kingdom.

        ConvaTec sales accounted for approximately 4% of the Company's sales in each of 2002, 2001 and 2000.

  Medical Imaging

        Medical Imaging manufactures, distributes and sells cardiovascular imaging products. Principal brands of Medical Imaging include CARDIOLITE and DEFINITY. These products are marketed and sold worldwide, primarily to hospitals and the medical profession. The Company manufactures these products in the U.S. and Puerto Rico.

        Medical Imaging was purchased as part of the DuPont acquisition, which was completed on October 1, 2001, and had sales that accounted for 3% and 1% of the Company's sales in 2002 and 2001, respectively.

  Consumer Medicines

        Consumer Medicines manufactures, distributes and sells over-the-counter health care products. Principal consumer health care brands include EXCEDRIN, BUFFERIN and COMTREX. These products are generally sold to retailers and promoted primarily to consumers in the U.S. and Japan through advertising. These products are manufactured in the U.S., Puerto Rico and Japan.

        Consumer Medicines sales accounted for 2% of the Company's sales in each of 2002 and 2001, and 3% of the Company's sales in 2000.

SOURCES AND AVAILABILITY OF RAW MATERIALS

        In general, Bristol-Myers Squibb purchases its principal raw materials and supplies in the open market. Substantially all such materials are obtainable from a number of sources, and the loss of any one source of supply would not have a material adverse effect on the Company.

PATENTS, TRADEMARKS AND LICENSES

        The Company owns or is licensed under a number of patents in the U.S. and foreign countries covering products and has also developed many brand names and trademarks for products. The Company considers the overall protection of its patent, trademark and license rights to be of material value and acts to protect these rights from infringement. U.S. patents that are expected to expire in the next three years include the patent for CEFZIL (December 2005) and one of several patents relating to PLAVIX* (July 2003). In addition, a use patent for PARAPLATIN will expire in April 2004. Hatch-Waxman data protection will expire for GLUCOPHAGE* XR in October 2003 and for GLUCOVANCE* in July 2003. All of these expiry dates could be extended by six months under the pediatric extension upon the completion and acceptance of pediatric studies by the FDA in advance of the expiration. The Company received the six month pediatric extension for the composition of matter patent for MONOPRIL, which is now expected to expire in June 2003, the composition of matter patent for SERZONE, which is now expected to expire in September 2003, and a patent covering the formulation of VIDEX EC, which is now expected to expire in May 2004. Except with respect to PLAVIX*, as discussed in Item 3, Legal Proceedings, in Part I of this Form 10-K and Note 22, Litigation Matters, to the consolidated financial statements, the Company believes that no single patent or license is of material importance in relation to the business as a whole.

COMPETITION, DISTRIBUTION AND CUSTOMERS

        The markets in which Bristol-Myers Squibb competes are generally broad-based and highly competitive. The principal means of competition used to market the products of Bristol-Myers Squibb include quality, service, price, and product performance. Pharmaceutical products and the products of ConvaTec are promoted on a national and international basis in medical journals and directly to the medical profession. The Company is also using direct-to-consumer advertising for a number of its pharmaceutical products. Most of the other products of Bristol-Myers Squibb are generally advertised and promoted on a national and international basis through the use of television, radio, print media, consumer offers, and window and in-store displays. Bristol-Myers Squibb's products are principally sold to the wholesale and retail trade both nationally and internationally. Certain products are also sold to other drug manufacturers, hospitals and the medical profession. In 2002 and 2001, sales to AmerisourceBergen Corporation, Cardinal Health, Inc. (Cardinal) and McKesson Corporation (McKesson) each accounted for approximately 14% of the Company's net sales. In 2000, sales to Cardinal and McKesson accounted for approximately 12% and 10%, respectively, of the Company's net sales.

        The Company accounts for certain sales of pharmaceutical products to Cardinal and McKesson using the consignment model. For a discussion of the Company's accounting using the consignment model and its relationship with wholesalers, see Note 1, Accounting Policies, to the consolidated financial statements and Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in Part II of this Form 10-K.

RESEARCH AND DEVELOPMENT

        Research and development is essential to Bristol-Myers Squibb's business. Pharmaceutical research and development is carried out by the Bristol-Myers Squibb Pharmaceutical Research Institute, which has major facilities in Princeton, Hopewell and New Brunswick, New Jersey and Wallingford, Connecticut. Pharmaceutical research and development is also carried out at various other facilities in the U.S. and in Belgium, Canada, France, and the United Kingdom. Management continues to emphasize leadership, innovation and productivity as strategies for success in the Pharmaceutical Research Institute.

        Bristol-Myers Squibb spent $2,218 million in 2002, $2,183 million in 2001, and $1,878 million in 2000 on Company sponsored research and development activities. Pharmaceutical research and development spending, as a percentage of pharmaceutical sales, was 14.4% in 2002 compared with 14.2% in 2001 and 12.4% in 2000.

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

        In the U.S., the drug, medical device, diagnostic and food industries in which the Company operates have long been subject to regulation by various federal, state and local agencies, primarily as to product manufacture, safety, efficacy, advertising and labeling.

        In addition, governmental bodies in the U.S. as well as other countries have expressed concern about costs relating to health care and, in some cases, have focused attention on the pricing of drugs and on appropriate drug utilization. Government regulation in these areas already exists in some countries and may be expanded significantly in the U.S. and other countries in the future.

        While the Company is unable to predict the extent to which its business may be affected by future regulatory developments, it believes that its substantial experience in dealing with governmental regulatory requirements and restrictions on its operations throughout the world and its development of new and improved products should enable it to compete effectively within this environment.

EMPLOYEES

        Bristol-Myers Squibb employed approximately 44,000 people at December 31, 2002.

DOMESTIC AND FOREIGN OPERATIONS

        Reference is made to Note 17, Financial Instruments, and Note 18, Segment Information, to the consolidated financial statements.

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

        Bristol-Myers Squibb manufactures products at 35 major worldwide locations with an aggregate floor space of approximately 10,700,000 square feet. All facilities are owned by Bristol-Myers Squibb. The following table illustrates the geographic location of the Company's significant manufacturing facilities.

United States	13
Europe, Mid-East and Africa	10
Other Western Hemisphere	5
Pacific	7

Total	35

        Portions of these facilities and other facilities owned or leased by Bristol-Myers Squibb in the U.S. and elsewhere are used for research, administration, storage and distribution. Bristol-Myers Squibb's facilities are well maintained, adequately insured and in satisfactory condition.

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

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2002.

PART IA

EXECUTIVE OFFICERS OF THE REGISTRANT

        Listed below is information on executive officers of the Company as of March 25, 2003. Executive officers are elected by the Board of Directors for an initial term which continues until the first Board meeting following the next annual meeting of stockholders and thereafter are elected for a one-year term or until their successors have been elected. All executive officers serve at the pleasure of the Board of Directors.

Name and Current Position	Age	Employment History for the Past 5 Years
Peter R. Dolan Chairman of the Board and Chief Executive Officer, Member of the Executive Committee	47	1998 to 2000 — Senior Vice President, Strategy and Organizational Effectiveness, Corporate Staff of the Company. 2000 to 2001 — President and Director of the Company. 2001 to present — Chairman of the Board and Chief Executive Officer of the Company.
Lamberto Andreotti Senior Vice President President, International Member of the Executive Committee	52
		1998 to 1999 — Vice President and General Manager of Italy & Oncology Europe, Worldwide Pharma — Europe, a division of the Company. 1999 to 2000 — Senior Vice President and General Manager of Italy, CEEI & European Oncology, Worldwide Medicines Pharmaceuticals Group International, a division of the Company. 2000 to 2002 — President, Europe, Worldwide Medicines Group, a division of the Company. 2002 to present — Senior Vice President, President, International.
Harrison M. Bains, Jr. Vice President, Tax and Treasury, Corporate Staff	59
		1989 to 2002 — Vice President and Treasurer, Corporate Staff of the Company. 2002 — Vice President, Acting Chief Financial Officer, Corporate Staff of the Company. 2002 to present — Vice President, Tax & Treasury, Corporate Staff of the Company.
Stephen E. Bear Senior Vice President, Human Resources, Corporate Staff Member of the Executive Committee	51
		1998 to 1999 — Vice President, Strategic Business Development, Worldwide Beauty Care/Nutritionals & Medical Devices, Corporate Staff of the Company. 1999 to 2001 — Vice President, Marketing and Business Development of the New York Botanical Gardens, a non-profit organization. 2001 to present — Senior Vice President, Human Resources, Corporate Staff of the Company.
Andrew G. Bodnar, M.D. Senior Vice President, Strategy and Medical & External Affairs, Corporate Staff Member of the Executive Committe	55
		1998 to 1999 — Vice President, Strategic Business Development, Worldwide Medicines Group, a division of the Company. 1999 to 2000 — Vice President, Corporate Development, Worldwide Medicines Group, a division of the Company. 2000 to 2001 — Vice President, Medical and External Affairs, Corporate Staff of the Company. 2001 to 2002 — Senior Vice President, Medical and External Affairs, Corporate Staff of the Company. 2002 to present — Senior Vice President, Strategy and Medical & External Affairs, Corporate Staff of the Company.

Andrew R. J. Bonfield Senior Vice President and Chief Financial Officer, Corporate Staff Member of the Executive Committee	40
		1998 to 1999 — Deputy Finance Director, SmithKline Beecham plc. 1999 to 2000 — Chief Financial Officer, SmithKline Beecham plc. 2000 to 2002 — Executive Director, Finance, BG Group PLC. 2002 to present — Senior Vice President and Chief Financial Officer, Corporate Staff of the Company.
Wendy L. Dixon, Ph.D. Chief Marketing Officer and President, Global Marketing, Member of the Executive Committee	47
		1996 to 2001 — Vice President, Marketing, Merck & Co. 2001 — Senior Vice President, Merck & Co. 2001 to present — Chief Marketing Officer and President, Global Marketing, Worldwide Medicines Pharmaceuticals Group, a division of the Company.
Donald J. Hayden, Jr. Executive Vice President, President, Americas Member of the Executive Committee	47
		1998 to 2000 — Senior Vice President, Corporate Staff of the Company and President, Worldwide Medicines Group, a division of the Company. 2000 to 2001 — Executive Vice President, e-Business & Strategy, Corporate Staff of the Company. 2001 — Executive Vice President, e-Business & Strategy, Investor Relations and Corporate Intelligence, Corporate Staff of the Company. 2001 to 2002 — Executive Vice President, Health Care Group. 2002 — President, North America Medicines. 2002 to present — Executive Vice President, President, Americas.
Tamar D. Howson Senior Vice President, Corporate Development, Corporate Staff Member of the Executive Committee	54
		1998 to 2000 — Senior Vice President and Director, Business Development of SmithKline Beecham plc. 2000 to 2001 — biotechnology consultant to chief executive officers and other business executives. 2001 to present — Senior Vice President, Corporate Development, Corporate Staff of the Company.
Sandra Leung Vice President and Corporate Secretary, Corporate Staff	42
		1997 to 1999 — Associate Counsel, Corporate Staff of the Company. 1999 — Counsel, Corporate Staff of the Company. 1999 to 2002 — Corporate Secretary, Corporate Staff of the Company. 2002 to present — Vice President and Corporate Secretary, Corporate Staff of the Company.
John L. McGoldrick Executive Vice President and General Counsel, Corporate Staff Member of the Executive Committee	62
		1998 to 2000 — General Counsel and Senior Vice President, Corporate Staff of the Company and President, Medical Devices Group, a division of the Company. 2000 to 2001 —Executive Vice President and General Counsel, Corporate Staff of the Company and President, Medical Devices Group, a division of the Company. 2001 to present — Executive Vice President and General Counsel, Corporate Staff of the Company.
Dean J. Mitchell President, U.S. Primary Care, Worldwide Medicines Group Member of the Executive Committee	47
		1995 to 1999 — Vice President and General Manager, Specialty Divisions, Strategic Planning and Business Development, Glaxo Wellcome plc. 1999 to 2001 — Senior Vice President, Clinical Development and Product Strategy, GlaxoSmithKline plc. 2001 to 2002 — President, International, Worldwide Medicines Pharmaceuticals Group, a division of the Company. 2002 to Present — President, U.S. Primary Care, Worldwide Medicines Pharmaceuticals Group, a division of the Company.

James B. D. Palmer. M.D., F.R.C.P. Chief Scientific Officer, Corporate Staff and President, Pharmaceutical Research Institute Member of the Executive Committee	49
		1998 to 2000 — Senior Vice President and Director, Group Medical Regulatory and Product Strategy, Glaxo Welcome Research and Development. 2000 to 2002 — Senior Vice President, New Product Development, GlaxoSmithKline plc. 2002 to present — Chief Scientific Officer, Corporate Staff of the Company and President, Pharmaceutical Research Institute, a division of the Company.
Elliott Sigal, M.D., Ph.D. Senior Vice President, Global Clinical and Pharmaceutical Development, Pharmaceutical Research Institute, Member of the Executive Committee	51
		1997 to 1999 — Vice President, Applied Genomics, Pharmaceutical Research Institute, a division of the Company. 1999 to 2001 — Senior Vice President, Early Discovery and Applied Technology, Pharmaceutical Research Institute, a division of the Company. 2001 to 2002 — Senior Vice President, Drug Discovery & Exploratory Development, Pharmaceutical Research Institute, a division of the Company. 2002 to present — Senior Vice President, Global Clinical and Pharmaceutical Development, Pharmaceutical Research Institute, a division of the Company.
John L. Skule Senior Vice President, Corporate and Environmental Affairs, Corporate Staff Member of the Executive Committee	59	1998 to present — Senior Vice President, Corporate and Environmental Affairs, Corporate Staff of the Company.
David L. Zabor Vice President and Controller, Corporate Staff	48
		1998 to 2000 — Vice President, Financial Analysis Medical Devices, Corporate Staff of the Company. 2000 — Vice President and Assistant Treasurer, Corporate Staff of the Company. 2000 to 2001 — Vice President — Finance, Technical Operations, Worldwide Medicines Group, a division of the Company. 2001 to 2002 — Vice President — Financial Planning, Corporate Staff of the Company. 2002 — Vice President and Acting Controller, Corporate Staff of the Company. 2002 to present — Vice President and Controller, Corporate Staff of the Company.

PART II

Item 5.    MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

MARKET PRICES

        Bristol-Myers Squibb common and preferred stocks are traded on the New York Stock Exchange and the Pacific Exchange, Inc. (symbols: BMY; BMYPR). A quarterly summary of the high and low market prices is presented below:

        Common:

	2002		2001
	High	Low	High	Low
First Quarter	$51.30	$39.50	$71.50	$54.75
Second Quarter	40.40	25.14	59.85	52.10
Third Quarter	26.17	20.55	59.73	50.50
Fourth Quarter	27.84	21.05	59.70	49.00

        Preferred:

        The Company's preferred stock traded at a high and low of $460 during the fourth quarter of 2002. During each of the quarters of 2001 and the first, second and third quarters of 2002, there were no trades of the Company's preferred stock. The preferred stock pays a quarterly dividend of $.50 per share.

HOLDERS OF COMMON STOCK

        The approximate number of record holders of common stock at December 31, 2002 was 101,954.

        The number of record holders is based upon the actual number of holders registered on the books of Bristol-Myers Squibb at such date and does not include holders of shares in "street names" or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

VOTING SECURITIES AND PRINCIPAL HOLDERS

        Reference is made to the 2003 Proxy Statement to be filed on or before April 4, 2003 with respect to voting securities and principal holders, which is incorporated herein by reference and made a part hereof in response to the information required by this Item 5.

DIVIDENDS

        Dividends declared per share in 2002 and 2001 were:

	Common		Preferred
	2002	2001	2002	2001
First Quarter	$.280	$.275	$.50	$.50
Second Quarter	.280	.275	.50	.50
Third Quarter	.280	.275	.50	.50
Fourth Quarter	.280	.280	.50	.50

	$1.12	$1.11	$2.00	$2.00

        In December 2002, the Board of Directors of the Company declared a quarterly dividend of $.280 per share on the common stock of the Company, which was paid on February 1, 2003 to shareholders of record as of January 3, 2003.

Item 6.    SELECTED FINANCIAL DATA.

Five-Year Financial Summary

Income Statement Data:	2002	2001	2000	1999	1998
	(in millions, except per share data)
Net Sales	$18,119	$17,987	$17,538	$16,502	$15,007

Cost of products sold	6,388	5,453	4,730	4,458	3,896
Marketing, selling and administrative	3,923	3,894	3,852	3,789	3,685
Advertising and product promotion	1,295	1,299	1,526	1,549	1,518
Research and development	2,218	2,183	1,878	1,705	1,476
Acquired in-process research and development	169	2,772	38	193	39
Provision for restructuring and other items	14	506	443	—	215
Litigation settlement charge	659	77	—	—	800
Gain on sales of businesses/product lines	(30)	(475)	(216)	(50)	(266)
Other (income) expense, net(1)	836	60	40	68	132

	15,472	15,769	12,291	11,712	11,495

Earnings from Continuing Operations Before Minority Interest and Income Taxes	2,647	2,218	5,247	4,790	3,512
Provision for income taxes	435	73	1,320	1,318	829
Minority interest, net of taxes(2)	178	102	97	49	9

Earnings from Continuing Operations	$2,034	$2,043	$3,830	$3,423	$2,674

Earnings from Continuing Operations per Common Share:
Basic	$1.05	$1.05	$1.95	$1.73	$1.35

Diluted	$1.05	$1.04	$1.92	$1.69	$1.32

Average common shares outstanding—Basic	1,936	1,940	1,965	1,984	1,987
Average common shares outstanding—Diluted	1,942	1,965	1,997	2,027	2,031
Dividends paid on common and preferred stock	$2,168	$2,137	$1,930	$1,707	$1,551
Dividends declared per Common Share	$1.12	$1.11	$1.01	$.89	$.80
Financial Position Data at December 31:(3)
Total Assets	$24,874	$27,812	$17,756	$17,101	$16,243
Long-term debt	6,261	6,237	1,336	1,342	1,364
Stockholders' Equity	8,967	9,075	7,888	7,644	7,488

(1)
Includes asset impairment charge of $379 million for the Company's investment in ImClone in 2002. Also includes interest expense of $410 million, $182 million, $108 million, $130 million and $154 million for the years ended December 31, 2002, 2001, 2000, 1999 and 1998, respectively.

(2)
Includes minority interest expense and income from unconsolidated affiliates.

(3)
Financial position data relates to the Company's assets and liabilities, including discontinued operations for the years 1998 through 2000.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Recent Developments

        The Company restated its previously issued financial statements for the three years ended December 31, 2001, including the corresponding 2001 and 2000 interim periods, and the quarterly periods ended March 31, 2002 and June 30, 2002. The restatement affected periods prior to 1999. The impact of the restatement on such prior periods was reflected as an adjustment to opening retained earnings as of January 1, 1999. The restatement was reported in Amendment No. 1 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 2001, and Amendments No. 1 to the Company's Quarterly Reports on Form 10-Q/A for the quarterly periods ended March 31, 2002 and June 30, 2002.

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

        Senior management set aggressive targets for each of the Company's businesses. The errors and inappropriate accounting, which were corrected by the restatement, arose, at least in part, from a period of unrealistic expectations for, and consequent over-estimation of the anticipated performance of, certain of the Company's products and programs.

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

        The Company's accounting for certain of its sales to two of the largest wholesalers for the U.S. pharmaceuticals business under the consignment model is discussed below under —Net Sales.

        Throughout the following Management's Discussion and Analysis of Financial Condition and Results of Operations, all referenced amounts for prior periods and prior period comparisons reflect the balances and amounts on a restated basis.

Summary

        In 2002, the Company reported annual global sales of $18.1 billion. Sales increased 1% from the prior year level, reflecting volume increases of 4%, offset by net price declines of 3%, and no net impact from foreign exchange fluctuations. Earnings from continuing operations in 2002 were $2,034 million, or $1.05 per share on a basic and diluted basis, compared to $2,043 million, or $1.05 basic earnings per share and $1.04 diluted earnings per share, in 2001. Several items affected the comparability of the results between 2002 and 2001, as discussed below under —Earnings.

        In addition to these items, earnings in 2002 were adversely affected by generic competition in the U.S. on several key pharmaceutical products and an increase in interest expense due to the $5.0 billion of debt issued in the third quarter of 2001 to finance the DuPont and ImClone transactions. Partially offsetting this decline in 2002 was the favorable impact of DuPont operations.

        In 2002, the Company had two blockbuster products, each with sales of over $1.5 billion—PRAVACHOL and PLAVIX*. PRAVACHOL sales grew 8% to $2.3 billion, and PLAVIX* sales grew 61% to $1.9 billion. In addition to these two products, the Company had 42 product lines with more than $50 million in annual sales, including 27 products with more than $100 million in annual sales, of which four had annual sales in excess of $500 million.

        The Company's financial position remains strong. At December 31, 2002, the Company held almost $4.0 billion in cash, time deposits and marketable securities. Approximately $3.7 billion of such cash, time deposits and marketable securities is held by the Company's foreign subsidiaries. Repatriation of this cash to the U.S. would require additional tax provisions, which are not reflected in the consolidated financial statements. For a further discussion of this matter, see Critical Accounting Policies—Income Taxes below. Cash provided from operating activities was $1.0 billion, and working capital was a healthy $1.8 billion. The Company paid dividends of approximately $2.2 billion, which provided a dividend yield of 4.8% in 2002.

        In 2002, consistent with the Company's mission to extend and enhance human life by developing the highest-quality products, the Company invested $2.2 billion in research and development, a 2% growth over 2001. Research and development dedicated to pharmaceutical products was $2.1 billion and increased to 14.4% of pharmaceutical sales compared to 14.2% in 2001. The compound annualized growth in pharmaceutical research and development spending was 12% over the past five years.

        Research and development highlights included:

  •
  U.S. Food and Drug Administration (FDA) regulatory approval for the new chemical entity (NCE) ABILIFY*, a new anti-psychotic medication indicated for the treatment of schizophrenia. In the U.S., the Company markets ABILIFY* jointly with Otsuka America Pharmaceutical.

  •
  Eight FDA regulatory approvals for the following life cycle management (LCM) indications: VIDEX EC once daily tablet, SUSTIVA once daily tablet, PLAVIX* acute coronary syndrome, AVAPRO*/APROVEL* diabetic nephropathy, GLUCOVANCE* in combination with thiazolidinediones, PRAVACHOL pediatrics, ZERIT XR and Prolonged Release Capsule, and TEQUIN for the uncomplicated skin and skin structure indication.

  •
  Seven regulatory filings were achieved in 2002, including U.S. and European submissions for the NCE atazanavir and six LCM supplemental filings (SERZONE pediatrics, TAXOL® first-line metastatic breast cancer, PRAVACHOL pediatrics, MONOPRIL pediatrics, PLATINOL hepatocellular carcinoma and GLUCOPHAGE* XR 750 mg Reduced Mass Tablet).

        Patent expirations in the U.S. on several key products, including GLUCOPHAGE* IR, TAXOL® and BUSPAR, had a significant impact on the Company's financial performance during 2002. U.S. patents that are expected to expire in the next three years include the patent for CEFZIL (December 2005) and one of several patents relating to PLAVIX* (July 2003). In addition, a use patent for PARAPLATIN will expire in April 2004. Hatch-Waxman data protection will expire for GLUCOPHAGE* XR in October 2003, and for GLUCOVANCE* in July 2003. All of these expiry dates could be extended by six-months under the pediatric extension upon the completion and acceptance of pediatric studies by the FDA in advance of the expiration. The Company received the six-month pediatric extension for the composition of matter patent for MONOPRIL, which is now expected to expire in June 2003, and the composition of matter patent for SERZONE, which is now expected to expire in September 2003, and a patent covering the formulation of VIDEX EC, which is now expected to expire in May 2004. Except with respect to PLAVIX*, as discussed in Item 3, Legal Proceedings, in Part I of this Form 10-K and Note 22, Litigation Matters, to the consolidated financial statements, the Company believes that no single patent or license is of material importance in relation to the business as a whole.

Net Sales

        Sales in 2002 were $18.1 billion, an increase of 1% from the prior year, compared to sales increases of 3% and 6% in 2001 and 2000, respectively. Sales in 2002 and 2001 include approximately $1,540 million and $331 million, respectively, of sales related to products acquired as part of the DuPont acquisition, which was completed on October 1, 2001. Domestic sales decreased 3% to $11,361 million in 2002, compared to an increase of 2% to $11,744 million in 2001, while international sales increased 8% to $6,758 million in 2002 (foreign exchange had no significant impact), compared to an increase of 3% to $6,243 million in 2001 (foreign exchange unfavorably impacted sales by 6%). In general, the Company's business is not seasonal. For information on U.S. pharmaceuticals prescriber demand, reference is made to the table on page 31, which sets forth a comparison of changes in net sales to the estimated total (both retail and mail order customers) prescription growth for certain of the Company's primary care pharmaceutical products.

        The composition of the net increase in sales is as follows:

	2002		2001		2000
Foreign Exchange	—		(2%	)	(3%	)
Volume	4%		2%		7%
Selling prices, net	(3%	)	3%		2%

Increase in sales	1%		3%		6%

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

        Under the consignment model, the Company does not recognize revenue upon shipment of product. Rather, upon shipment of product the Company invoices the wholesaler, records deferred revenue at gross invoice sales price and classifies the inventory held by the wholesalers as consignment inventory at the Company's cost of such inventory. The Company recognizes revenue (net of discounts, rebates, estimated sales allowances and accruals for returns) when the consignment inventory is no longer subject to incentive arrangements but not later than when such inventory is sold through to the wholesalers' customers, on a first-in first-out (FIFO) basis. For additional discussion of the Company's revenue recognition policy, see Note 1, Accounting Policies, to the consolidated financial statements.

        The Company restated its previously issued financial statements for the period 1999 through the second quarter of 2002 to correct the timing of revenue recognition for certain previously recognized U.S. pharmaceuticals sales to Cardinal Health, Inc. (Cardinal) and McKesson Corporation (McKesson), two of the largest wholesalers for the Company's U.S. pharmaceuticals business, that, based on the application of the criteria described above, were recorded in error at the time of shipment and should have been accounted for using the consignment model. The Company determined that shipments of product to Cardinal and shipments of product to McKesson met the consignment model criteria set forth above as of July 1, 1999 and July 1, 2000, respectively, and, in each case, continuing through the end of 2002 and for some period thereafter. Accordingly, the consignment model was required to be applied to such shipments. Prior to those respective periods, the Company recognized revenue with respect to sales to Cardinal and McKesson upon shipment of product. Although the Company generally views approximately one month of supply as a desirable level of wholesaler inventory on a going-forward basis and as a level of wholesaler inventory representative of an industry average, in applying the consignment model to sales to Cardinal and McKesson, the Company defined inventory in excess of the wholesaler's ordinary course of business inventory level as inventory above two weeks and three weeks of supply, respectively, based on the levels of inventory that Cardinal and McKesson required to be used as the basis for negotiation of incentives granted.

        As a result of this restatement adjustment, net sales were reduced by $1,015 million, $475 million and $409 million in 2001, 2000 and 1999, respectively, and increased by $508 million in the six months ended June 30, 2002. The corresponding effect on earnings from continuing operations before minority interest and income taxes was a reduction of $789 million, $399 million and $322 million in 2001, 2000 and 1999, respectively, and an increase of $412 million in the six months ended June 30, 2002.

        Separately from the above discussion, in March 2001, the Company entered into a distribution agreement with McKesson for provision of warehousing and order fulfillment services for the Company's Oncology Therapeutics Network (OTN), a specialty distributor of anti-cancer medicines and related products. Prior to the restatement, the Company recorded in error sales of the Company's products under this agreement upon shipment of product to McKesson. The Company restated its previously issued financial statements to account for these sales under the consignment model. The resulting effect on net sales and earnings from continuing operations before minority interest and income taxes was a reduction of $81 million and $77 million, respectively, in 2001, and an increase of $25 million and $24 million, respectively, in the six months ended June 30, 2002.

        At December 31, 2002, 2001 and 2000, the Company's aggregate cost of the pharmaceutical products held by Cardinal and McKesson that were accounted for using the consignment model (and, accordingly, were reflected as consignment inventory on the Company's consolidated balance sheet) was approximately $58 million, $208 million and $99 million, respectively, of which approximately $1 million and $4 million at December 31, 2002 and 2001, respectively, related to OTN. The deferred revenue, recorded at gross invoice sales price, related to the inventory of pharmaceutical products accounted for using the consignment model was approximately $470 million, $2,026 million and $908 million at December 31, 2002, 2001 and 2000, respectively, of which approximately $39 million and $81 million at December 31, 2002 and 2001, respectively, related to OTN. As a result of the restatement for the application of the consignment model, approximately $1,980 million of sales (calculated net of customary 2% early pay cash discounts) had been reversed from the period 1999 through 2001, of which approximately $1,395 million was recognized in 2002 as inventory held by Cardinal and McKesson was worked down and approximately $422 million is projected to be recognized in 2003, a significant portion of which is expected to be recognized in the first quarter of 2003. The corresponding effect on earnings from continuing operations before minority interest and income taxes was an increase of $1,093 million in 2002. The corresponding projected effect on earnings from continuing operations before minority interest and income taxes for 2003 is an increase of approximately $290 million, a significant portion of which is expected to be recognized in the first quarter of 2003. Sales to Cardinal and McKesson represented approximately 56%, 52%, and 41% of U.S. pharmaceuticals net sales in 2002, 2001, and 2000, respectively.

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

        The Company expects that the orderly workdown of inventories of its pharmaceutical products held by all U.S. pharmaceuticals wholesalers will be substantially completed at or before the end of 2003. The Company also expects that the consignment model criteria will no longer be met with respect to the Company's U.S. pharmaceuticals sales to Cardinal and McKesson (other than the abovementioned sales related to OTN) at or before the end of 2003. At December 31, 2002, the Company's aggregate cost of pharmaceutical products held by Cardinal and McKesson that were accounted for using the consignment model (and, accordingly, were reflected as consignment inventory on the Company's consolidated balance sheet) was approximately $58 million. At December 31, 2002, the deferred revenue, recorded at gross invoice sales price, related to such inventory was approximately $470 million, including approximately $39 million related to OTN. The Company estimates, based on the data noted above, that the inventory of pharmaceutical products held by the other U.S. pharmaceuticals wholesalers in excess of or below approximately one month of supply in the case of the Company's exclusive products, approximately one and a half months of supply in the case of PLAVIX* and AVAPRO*, which are marketed under the Company's alliance with Sanofi-Synthelabo, and approximately two months of supply in the case of the Company's non-exclusive products was in the range of approximately $100 million below this level of supply to $100 million in excess of this level of supply at December 31, 2002. This estimate is subject to the inherent limitations noted above. The Company expects to account for certain pharmaceutical sales relating to OTN using the consignment model until the abovementioned agreement with McKesson expires in 2006.

        The Company's financial results and prior period and quarterly comparisons are affected by the buildup and orderly workdown of wholesaler inventories, as well as the application of the consignment model to certain sales to certain wholesalers. In addition, with respect to sales not accounted for using the consignment model, the Company's financial results and prior period and quarterly comparisons are affected by fluctuations in the buying patterns of wholesalers, including the effect of incentives offered, and the corresponding changes in inventory levels maintained by these wholesalers. These wholesaler buying patterns and wholesaler inventory levels may not reflect underlying prescriber demand. For information on U.S. pharmaceuticals prescriber demand, reference is made to the table on page 31, which sets forth a comparison of changes in net sales to the estimated total (both retail and mail order customers) prescription growth for certain of the Company's primary care pharmaceutical products. The Company expects that when the consignment model is no longer being applied with respect to sales to

Cardinal or McKesson, the buying patterns and fluctuations in inventory levels of these wholesalers will have an effect on the Company's financial results and prior period and quarterly comparisons.

Earnings

        In 2002, earnings from continuing operations before minority interest and income taxes increased 19% to $2,647 million from $2,218 million in 2001. Earnings from continuing operations in 2002 of $2,034 million were consistent with the $2,043 million earned in 2001. Basic earnings per share from continuing operations were flat with the prior year at $1.05, and diluted earnings per share from continuing operations increased 1% to $1.05 from $1.04 in the prior year. In 2001, earnings from continuing operations before minority interest and income taxes decreased 58% to $2,218 million from $5,247 million in 2000. Earnings from continuing operations decreased 47% in 2001 to $2,043 million from $3,830 million in 2000. Basic earnings per share from continuing operations decreased 46% to $1.05 in 2001 from $1.95 in 2000, and diluted earnings per share from continuing operations decreased 46% to $1.04 in 2001 from $1.92 in 2000. Net earnings margins for continuing operations decreased to 11.2% in 2002 from 11.4% in 2001 and 21.8% in 2000.

        During the years ended December 31, 2002, 2001 and 2000, the Company recorded several items that affected the comparability of results of the periods presented herein, which are set forth in the following table. For a discussion of these items, see Note 2, Alliances and Investments, Note 3, Restructuring and Other Items, Note 4, Acquisitions and Divestitures, and Note 5, Discontinued Operations, to the consolidated financial statements.

	2002	2001	2000
	(dollars in millions)
Acquired in-process research and development	$169	$2,772	$38
Litigation settlement charge	659	77	—
Asset impairment charge for ImClone	379	—	—
Restructuring and other items(1)	68	638	483
Gain on sales of businesses/product lines	(30)	(475)	(216)

	1,245	3,012	305
Income tax benefit on above items	(472)	(1,076)	(114)
Settlement of prior year tax matters	(235)	—	—

	$538	$1,936	$191

(1)
$15 million of restructuring reversal and $58 million and $40 million of restructuring expense are included in cost of products sold in 2002, 2001 and 2000, respectively. $69 million of accelerated depreciation on research facilities is included in research and development in 2002. $74 million of deductions and customer chargebacks related to abandoned product lines are included as a reduction of net sales in 2001.

        In 2001, the Company also incurred $61 million of costs related to the DuPont acquisition, of which $30 million is included in cost of products sold.

        Gross margin percentages were 64.7%, 69.7% and 73.0% in 2002, 2001 and 2000, respectively. Gross margins were adversely impacted by generic competition and a change in product mix.

        The effective income tax rate on earnings from continuing operations before minority interest and income taxes was 16.4% in 2002 compared with 3.3% in 2001 and 25.2% in 2000. The 2002 effective income tax rate includes an income tax benefit of $235 million due to the settlement of certain prior year tax matters and the determination by the Company as to the expected settlement of ongoing tax litigation, partially offset by $192 million of valuation allowances, comprised of $112 million related to certain state net deferred tax assets, $45 million related to certain state tax net operating loss carryforwards and $35 million related to foreign tax credit carryforwards, each of which the Company currently does not believe are more likely than not to be realized in the future. The low effective income tax rate in 2001 results primarily from lower pre-tax income in the U.S., caused by the write-off of acquired in-process research and development, as well as proportionately greater income earned in low-tax jurisdictions.

Expenses

        Total costs and expenses, as a percentage of sales, were 85.4% in 2002 compared with 87.7% in 2001 and 70.1% in 2000.

        Cost of products sold, as a percentage of sales, increased over the last three years to 35.3% in 2002 compared with 30.3% in 2001 and 27.0% in 2000, principally due to increased sales of lower-margin products from OTN and from a decline in higher-margin GLUCOPHAGE* IR, TAXOL® and BUSPAR sales as a result of the introduction of generic products in the U.S. Cost of products sold includes a $15 million reversal of prior period reserves for inventory write-offs related to actions that have been cancelled in 2002 and $58 million and $40 million of other restructuring expense in 2001 and 2000, respectively.

        Advertising and promotion expenses decreased slightly to $1,295 million in 2002 from $1,299 million in 2001, primarily as a result of reduced spending on the metformin franchise and VANIQA*, partially offset by ABILIFY* product launch expenses and increased support of PLAVIX* and AVAPRO* in the U.S. In 2001, advertising and promotion expenses decreased 15% from 2000 to $1,299 million as a result of lower spending on TAXOL® and BUSPAR. As a percentage of sales, 2002 advertising and promotion expenses decreased to 7.1% from 7.2% in 2001 and 8.7% in 2000.

        Marketing, selling and administrative expenses, as a percentage of sales, increased to 21.7% in 2002 from 21.6% in 2001. The slight increase in 2002 was mainly due to higher sales force expenses as a result of the addition of the Medical Imaging business, which was acquired in October 2001 as part of the DuPont acquisition. In 2001, marketing, selling and administrative expenses, as a percentage of sales, decreased to 21.6% from 22.0% in 2000, primarily as a result of cost-efficiencies and a reduction in sales force expenses.

        The Company's investment in research and development totaled $2,218 million in 2002, an increase of 2% over 2001, and as a percentage of sales, increased to 12.2% in 2002, compared with 12.1% in 2001 and 10.7% in 2000. Research and development included $69 million of accelerated depreciation on research facilities in 2002. In 2002, research and development spending dedicated to pharmaceutical products increased to 14.4% of pharmaceutical sales compared with 14.2% and 12.4% in 2001 and 2000, respectively. The lower growth in research and development spending in 2002 is consistent with the new priorities the Company announced to ensure that the Company can fully realize the value of its research and development pipeline. The new priorities include rebalancing drug discovery and development to increase support for the Company's full late-stage development pipeline. They also include devoting greater resources to ensuring successful near-term product launches and increasing the Company's efforts on in-licensing opportunities. Consistent with these priorities, the Company expects a mid-to-high teens increase on a percentage basis to spending in advertising and promotion.

        In 2002, the charges related to acquired in-process research and development were $169 million and primarily related to milestone payments to ImClone for ERBITUX*. Of the $200 million milestone payable to ImClone, $160 million (or 80.1%) was expensed to acquired in-process research and development in the first quarter of 2002. The remaining $40 million was recorded as an additional equity investment to eliminate the income statement effect of the portion of the milestone payment for which the Company has an economic claim through its 19.9% ownership interest in ImClone. The acquired in-process research and development charge in 2001 was $2,772 million, including $2,009 million related to the DuPont acquisition and $735 million attributable to the ImClone equity investment. In addition, acquired in-process research and development for 2002, 2001 and 2000 include charges of $9 million, $28 million and $38 million, respectively, for licensing payments related to products not yet approved for marketing.

        Restructuring programs were implemented in 2002 to downsize, realign and streamline operations in order to increase productivity, reduce operating expenses and rationalize the Company's manufacturing network and research facilities. The programs include costs for the termination of approximately 1,040 employees including research, manufacturing and administrative personnel. In addition, the Company eliminated non-strategic research efforts and consolidated research facilities in the U.S. Actions under the restructuring program are expected to be substantially complete by late 2003. As a result of these actions, the Company expects the annual benefit to earnings from continuing operations before minority interest and income taxes to be approximately $150 million in future years.

        Restructuring programs were implemented in 2001 to downsize, realign and streamline operations in order to increase productivity, reduce operating expenses and rationalize the Company's manufacturing network and research facilities. The programs include costs for the termination of approximately 3,400 employees including sales force, manufacturing, administrative and research personnel. In addition, a contract sales force has been terminated. The Company also exited a nutritional business in Eastern Europe, a pharmaceutical production facility in the U.S. and a research facility in France. Actions under the restructuring program are expected to be substantially complete in early 2003. As a result of these actions, the Company expects the annual benefit to earnings from continuing operations before minority interest and income taxes to be approximately $400 million in future years, of which a portion was realized in 2002.

        Restructuring programs were implemented in 2000 to downsize, realign and streamline operations in order to increase productivity, reduce operating expenses and rationalize the Company's manufacturing network and research facilities. Under the program, approximately 5,200 employees were to be terminated, including sales force, manufacturing and administrative personnel. In addition, the Company also exited a production facility in the U.S., certain international operations of ConvaTec and a research facility in Japan. As a result of these actions, the Company expects the annual benefit to earnings from continuing operations before minority interest and income taxes of approximately $275 million in future years, a majority of which has been realized. These actions are substantially complete.

        For additional information on restructuring, see Note 3, Restructuring and Other Items, to the consolidated financial statements.

Business Segments

        The Company operates in three reportable segments—Pharmaceuticals, Nutritionals and Other Healthcare. The percent of the Company's sales by segment were as follows:

	% of Total Sales
	2002	2001	2000
Pharmaceuticals	81	83	83
Nutritionals	10	10	10
Other Healthcare	9	7	7

Pharmaceuticals

        In 2002, worldwide pharmaceuticals sales decreased 2% to $14,705 million, reflecting a 4% price decline, 2% volume increase, and no foreign exchange impact. Domestic sales declined 7% to

$9,174 million, primarily due to generic competition in the U.S. on GLUCOPHAGE* IR, TAXOL® and BUSPAR, partially offset by increased sales of PLAVIX* and the addition of products acquired from the DuPont acquisition, which was completed on October 1, 2001. In addition, the decrease in domestic pharmaceutical sales was impacted by the buildup in the prior period of inventory levels at those U.S. wholesalers not accounted for under the consignment model and the subsequent workdown in 2002. International sales increased 9% to $5,531 million (foreign exchange had no significant impact) primarily due to increased sales of PRAVACHOL and PLAVIX* in Europe, TAXOL® in Japan and the addition of products acquired from the DuPont acquisition. Approximately $1,395 million of sales (calculated net of customary 2% early pay cash discounts) recognized in the year ended December 31, 2002 had been reversed from prior years.

        In 2001, worldwide pharmaceuticals sales increased 3% to $14,941 million, reflecting a 3% price increase, 2% volume increase partially offset by a 2% decrease in foreign exchange. Domestic sales in 2001 increased 2% to $9,853 million primarily due to strong growth of PLAVIX*, PRAVACHOL, TEQUIN and GLUCOPHAGE* IR, partially offset by decreased sales in TAXOL® and BUSPAR due to generic competition. In addition, the 2001 domestic sales increase reflects the favorable impact of the previously disclosed buildup of inventory levels at those U.S. wholesalers not accounted for under the consignment model. International sales in 2001 increased 4% to $5,088 million, including a 6% decrease from foreign exchange, as a result of increased sales of PRAVACHOL in Europe, PLAVIX* internationally and TAXOL® in Japan, partially offset by decreased sales of CAPOTEN.

        Key pharmaceutical products and their sales include the following:

  •
  Sales of PRAVACHOL, a cholesterol-lowering agent and the Company's largest-selling product, increased 8% to $2,266 million in 2002. Domestic sales increased 1% to $1,311 million in 2002, while international sales increased 18% (foreign exchange had a 4% favorable impact) to $955 million. In October 2002, the FDA approved a new indication for use in treating pediatric patients with heterozygous familial hypercholesterolemia. Additionally, a six-month exclusivity extension was granted through April 2006. PRAVACHOL sales increased 19% to $2,101 million in 2001.

  •
  Sales from OTN, a specialty distributor of anticancer medicines and related products, increased 33% to $1,900 million in 2002 and 33% to $1,433 million in 2001.

  •
  Sales of PLAVIX*, a platelet aggregation inhibitor, increased 61% to $1,890 million in 2002, driven in part by the positive results of the CURE (Clopidogrel in Unstable angina to prevent Recurrent ischemic Events) study. In addition, the American College of Cardiology and the American Heart Association issued updated guidelines adding PLAVIX* to standard therapy, including aspirin, to treat people with acute coronary syndrome. Sales of AVAPRO*, an angiotensin II receptor blocker for the treatment of hypertension, increased 20% to $586 million in 2002. Sales of AVAPRO* and PLAVIX* increased 35% and 32% to $487 million and $1,171 million, respectively, in 2001. AVAPRO* and PLAVIX* are cardiovascular products that were launched from the alliance between Bristol-Myers Squibb and Sanofi-Synthelabo.

  •
  GLUCOPHAGE* franchise sales decreased 67% to $778 million in 2002, compared to a 34% increase to $2,337 million in 2001. GLUCOPHAGE* IR, the leading branded oral medication for treatment of non-insulin- dependent (type 2) diabetes, saw 2002 sales decrease 88% to $220 million. The decline in GLUCOPHAGE* IR was due to the introduction of generic metformin in the U.S. in early 2002. GLUCOPHAGE* IR sales increased 7% to $1,838 million in 2001. GLUCOVANCE*, an oral combination drug, and GLUCOPHAGE* XR Extended Release tablets had sales in 2002 of $246 million and $297 million, respectively, compared with sales in 2001 of $269 million and $230 million, respectively. In 2002, the FDA approved METAGLIP*, a combination of glipizide and metformin HCI tablets, as initial drug therapy for people with type 2 diabetes. Sales of METAGLIP* were $15 million in 2002.

  •
  Sales of TAXOL® decreased 23% to $857 million in 2002. International sales increased 11% (foreign exchange had a 1% favorable impact), to $719 million, led by strong sales in Japan and France. Domestic sales decreased 70% to $138 million due to generic competition. TAXOL® sales decreased 29% to $1,112 million in 2001.

  •
  Sales of PARAPLATIN, which is used in combination therapy for the treatment of ovarian cancer, increased 23% to $727 million in 2002. PARAPLATIN sales decreased 9% to $592 million in 2001.

  •
  Sales of ZERIT, an anti-retroviral drug used in the treatment of HIV, decreased 14% to $443 million in 2002, primarily as a result of decreased demand due to adverse side effects. ZERIT sales decreased 11% to $515 million in 2001.

  •
  MONOPRIL, a second-generation angiotensin converting enzyme (ACE) inhibitor, had increased sales of 3% reaching $426 million in 2002. MONOPRIL sales increased 2% to $413 million in 2001.

  •
  Sales of SUSTIVA and COUMADIN, products acquired from DuPont in October 2001, were $455 million and $300 million, respectively, in 2002. Total U.S. prescriptions for COUMADIN decreased 16% in 2002.

  •
  Sales of VIDEX/VIDEX EC, an anti-retroviral agent, increased 9% to $262 million in 2002. VIDEX/VIDEX EC sales increased 16% to $240 million in 2001.

  •
  Sales of SERZONE, a treatment for depression, decreased 34% to $221 million in 2002, primarily as a result of a labeling change indicating a serious side effect of the product. SERZONE sales increased 5% to $334 million in 2001.

        The following table sets forth a comparison of reported net sales changes and the estimated total (both retail and mail order customers) prescription growth for certain of the Company's U.S. primary care pharmaceutical products. The estimated prescription growth amounts are based on third-party data. A significant portion of the Company's domestic pharmaceutical sales is made to wholesalers. Where changes in reported net sales differs from prescription growth, this change in net sales may not reflect underlying prescriber demand.

	2002		2001		2000
	% Change in U.S. Net Sales	% Change in U.S. Total Prescriptions	% Change in U.S. Net Sales	% Change in U.S. Total Prescriptions	% Change in U.S. Net Sales	% Change in U.S. Total Prescriptions
PRAVACHOL	1	5	20	9	12	4
GLUCOPHAGE*IR	(89)	(78)	7	(8)	41	20
PLAVIX*	63	35	28	35	70	48
AVAPRO*	16	13	33	20	56	45
MONOPRIL	2	(8)	3	(1)	(5)	3
SERZONE	(34)	(34)	8	(2)	(1)	8
CEFZIL	(7)	(14)	(9)	(11)	(16)	(16)
BUSPAR	(91)	(80)	(58)	(53)	19	13

        Earnings before minority interest and income taxes in 2002 and 2001 were $2,413 million and $1,158 million, respectively. The increase in 2002 is mainly due to lowered earnings in 2001 as a result of the write-off of $2,772 million of acquired in-process research and development. Earnings in 2002 were unfavorably affected by higher sales of lower margin products, including products from the OTN business, and the full year impact of generic competition on GLUCOPHAGE* IR, TAXOL® and BUSPAR in the U.S. Earnings before minority interest and income taxes of $1,158 million in 2001 decreased from $4,371 million in 2000, primarily due to the acquired in-process research and development expenses in 2001, together with the impact of generic competition on TAXOL® and BUSPAR in the U.S.

Nutritionals

        In 2002, Nutritionals sales were comparable to the prior year level at $1.8 billion, reflecting a 3% increase due to price, offset by a 2% decrease due to volume and a 1% decrease due to foreign exchange. Worldwide infant formula sales decreased 4% to $1,176 million, primarily in the specialty infant formula business. Worldwide sales of ENFAMIL, the Company's largest-selling infant formula, of $750 million in 2002 were consistent with $753 million in 2001. Mead Johnson continues to be the leader in the U.S. infant formula markets. Worldwide children's nutritionals sales increased 24%, including a 2% decrease from foreign exchange, to $383 million in 2002 from $308 million in 2001, as a result of a 53% increase in sales of ENFAGROW, primarily across the Pacific region, to $121 million in 2002. Sales of ENFAGROW increased 34% to $79 million in 2001. In 2001, Nutritionals sales were flat with prior year at $1.8 billion, reflecting a 3% increase due to price, offset by a 1% decrease due to volume and a 2% decrease due to foreign exchange. Worldwide infant formula sales increased 3%, including a 1% decrease from foreign exchange, to $1,226 million in 2001, primarily due to a 5% increase in sales of ENFAMIL. Worldwide adult nutritional sales decreased 15% to $143 million from $169 million in 2000 as a result of the divestiture of the VIACTIV* business.

        Earnings before minority interest and income taxes in the Nutritionals segment decreased to $444 million in 2002 from $482 million in 2001 as a result of increased promotional spending and sales force expense related to the ENFAMIL product line. In 2001, earnings before minority interest and income taxes in the Nutritionals segment increased to $482 million from $348 million in 2000 primarily due to copromotion income for CEFZIL from the Pharmaceuticals segment and lower advertising and promotion spending on VIACTIV*.

Other Healthcare

        The Other Healthcare segment includes ConvaTec, the Medical Imaging business and Consumer Medicines in the U.S. and Japan.

        Sales in the Other Healthcare segment increased 30% to $1,586 million in 2002, including $465 million of sales from Medical Imaging, which was purchased in October 2001 as part of the DuPont acquisition. The Other Healthcare sales increase was a result of a 28% increase due to volume and a 2% increase from changes in selling prices. Foreign exchange did not have a net impact on the sales change. In 2001, sales in this segment increased 6% to $1,219 million from $1,152 million in 2000. In 2001, the Other Healthcare sales increase was a result of a 9% increase due to volume, 1% increase from changes in selling prices and 4% decrease due to foreign exchange. Other Healthcare sales by business were as follows:

				% Change
	2002	2001	2000	2002 to 2001	2001 to 2000
	(dollars in millions)
ConvaTec	$744	$706	$685	5	3
Medical Imaging	465	100	—	n/a	n/a
Consumer Medicines	377	413	467	(9)	(12)

Total Other Healthcare	$1,586	$1,219	$1,152	30	6

        In 2002, the increase in ConvaTec sales was due to a 3% increase in sales of ostomy products to $459 million and strong growth of wound care products, which increased 11% to $276 million. Foreign exchange contributed 1% to the sales increase in 2002. In 2001, the increase in ConvaTec sales was due to a 4% increase in sales of ostomy products to $444 million and strong growth of wound care products, which increased 9% to $248 million. Foreign exchange in 2001 had a 4% negative effect on sales.

        The steady decline in sales of Consumer Medicines, from $467 million in 2000 to $377 million in 2002, is primarily a result of lower demand for analgesics and KERI products in the U.S.

        Earnings before minority interest and income taxes in the Other Healthcare segment increased to $394 million in 2002 from $287 million in 2001, primarily due to the strong growth in the ConvaTec business and the addition of the Medical Imaging business in October 2001. Earnings before minority interest and income taxes in this segment increased to $287 million in 2001 from $252 million in 2000, primarily due to the addition of the Medical Imaging business.

Geographic Areas

        The Company's products are available in virtually every country in the world. The largest markets are in the U.S., France, Japan, Germany, Spain, Canada and Italy.

        Sales in the U.S. decreased 3% in 2002, primarily due to generic competition in the U.S. on GLUCOPHAGE* IR, TAXOL® and BUSPAR and, to a lesser extent, the buildup in the prior period of inventory levels at those U.S. wholesalers not accounted for under the consignment model and the subsequent workdown in 2002. This decrease was partially offset by an increase in PLAVIX* sales and the addition of the products acquired from DuPont. DuPont pharmaceuticals U.S. sales in 2002 were $603 million. In 2001, sales in the U.S. increased 2%, primarily due to the growth of PLAVIX*, PRAVACHOL and GLUCOPHAGE* IR, offset by declines in TAXOL® and BUSPAR. DuPont pharmaceuticals U.S. sales in 2001 were $106 million. The Company's acquisition of DuPont was completed on October 1, 2001. For information on U.S. pharmaceuticals prescriber demand, reference is made to the table on page 31, which sets forth a comparison of changes in net sales to the estimated total (both retail and mail order customers) prescription growth for certain of the Company's primary care pharmaceutical products.

        Sales in Europe, Mid-East and Africa increased 12% in 2002, including a 4% increase from foreign exchange, as a result of the strong growth of PRAVACHOL in France and the United Kingdom, PLAVIX* in Spain, and the addition of the DuPont products throughout the region. DuPont sales in the region were $309 million in 2002. In 2001, sales in Europe, Mid-East and Africa increased 6%, including a 4% decrease from foreign exchange, primarily due to the growth of PRAVACHOL in France and Italy.

        Sales in Other Western Hemisphere countries decreased 6%, including an 8% decrease from foreign exchange in 2002. The unfavorable impact of foreign exchange was primarily in Brazil and Argentina. The underlying sales growth was primarily due to increased sales of PLAVIX* in Canada and increased sales of nutritional products in Mexico. In 2001, sales in the Other Western Hemisphere countries decreased 2%, including a 5% decrease from foreign exchange. The unfavorable impact of foreign exchange was mainly in Brazil. The underlying sales growth in 2001 was primarily driven by increased sales of nutritional products in Mexico.

        Sales in the Pacific region increased 12%, including a 2% decrease from foreign exchange in 2002. Products with strong growth included TAXOL® and PARAPLATIN in Japan and nutritional products in China and Indonesia. In 2001, Pacific region sales decreased 1%, including a 12% decrease from foreign exchange. The underlying sales growth in 2001 was driven primarily by the strong growth of TAXOL® in Japan and nutritional products in the Philippines, Thailand and China.

Financial Position

        Cash and cash equivalents, time deposits and marketable securities totaled approximately $4.0 billion at December 31, 2002, compared with $5.7 billion at December 31, 2001. Approximately $3.7 billion of such cash, cash equivalents, time deposits and marketable securities was held by the Company's foreign subsidiaries. Repatriation of this cash to the U.S. would require additional tax provisions, which are not reflected in the consolidated financial statements. For a further discussion of this matter, see Critical Accounting Policies-Income Taxes below. Working capital decreased to $1.8 billion at December 31, 2002, from $2.1 billion at December 31, 2001, primarily as a result of a decrease in cash and cash equivalents, and an increase in commercial paper outstanding, partially offset by lower deferred revenue on consigned inventory. Cash and cash equivalents, time deposits, marketable securities and the conversion of other working-capital items are expected to fund near-term operations.

        Cash and cash equivalents, time deposits and marketable securities at December 31, 2002, were denominated primarily in U.S. dollar instruments with near-term maturities. The average interest yield on cash and cash equivalents was 1.5% and 2.0% at December 31, 2002 and 2001, respectively, while interest yields on time deposits and marketable securities averaged 1.3% and 1.7%, respectively.

        Short-term borrowings and long-term debt at December 31, 2002, are denominated primarily in U.S. dollars but also include Japanese yen long-term debt of $102 million. A majority of the Company's debt is fixed rate. The Company has entered into fixed to floating interest rate swaps for $3.0 billion of its long-term debt. Interest expense in 2002, 2001 and 2000 was $410 million, $182 million and $108 million, respectively. The average interest rate on short-term borrowings was 9.58% and 7.41% and on current installments of long-term debt was 2.77% and 4.03%, in each case at December 31, 2002 and 2001, respectively. In 2002, the Company's long-term credit ratings, from both Moody's and Standard and Poor's credit rating agencies, were reduced from Aaa/AAA to Aa2 and AA, respectively. In December 2002, Moody's placed the Company's long-term and short-term debt ratings under review for possible downgrade. Since then, the Company has held discussions with Moody's and has provided additional information requested to facilitate their review. In March 2003, Moody's confirmed the

Prime-1 short-term ratings for the Company. The Company's long-term ratings remain under review for a possible downgrade.

        Net cash provided by operating activities was approximately $1.0 billion in 2002, $5.4 billion in 2001 and $4.7 billion in 2000. The decrease in 2002 is attributable to lower net earnings and income tax cash outflows of $2.1 billion, which is primarily related to taxes on the gain arising from the sale of the Clairol business. Cash flow from operations also included pension contributions of $547 million, $300 million and $267 million in 2002, 2001 and 2000, respectively.

        Cash provided from operations was primarily used over the past three years to pay dividends of $6.2 billion and repurchase 73 million shares at a cost of $4.1 billion. The Company has also invested $2.6 billion over the past three years in capital expansion to improve plant efficiency and maintain superior research facilities.

        During 2002, the Company purchased 5 million shares of common stock at a cost of $164 million, bringing the total shares acquired since the share repurchase program's inception to 372 million shares. The Company repurchased 27 million and 41 million shares of common stock at a cost of $1,589 million and $2,338 million in 2001 and 2000, respectively. The share repurchase program authorizes the Company to purchase common stock from time to time in the open market or through private transactions as market conditions permit. This program is intended to reduce the increase in shares outstanding from option exercises and to obtain shares for general corporate purposes.

        Employment levels of 44,000 at December 2002 decreased from prior-year levels of 46,000 as a result of workforce reductions associated with restructuring activities and overall attrition.

        Dividends declared per common share in 2002, 2001 and 2000 were $1.12, $1.11 and $1.01, respectively. In December 2002, the Company declared a quarterly dividend of $.280 per common share and an indicated dividend for the full year 2003 of $1.12 per share.

Contractual Obligations

	Obligations Expiring by Period
	Total	2003	2004-2005	2006-2007
	(dollars in millions)
Short-term borrowings	$1,247	$1,247	$—	$—
Long-term debt(1)	2,744	132	111	2,501
Operating leases	283	86	121	76
Stand-by letters of credit(2)	20	8	12	—
Performance bond guarantees	3	3	—	—

Total	$4,297	$1,476	$244	$2,577

(1)
2003 payments are included in short-term borrowings on the Company's consolidated balance sheet.

(2)
Excludes $40 million which has no expiry date.

        For a discussion of contractual obligations, reference is made to Note 15, Short-Term Borrowings and Long-Term Debt, Note 17, Financial Instruments, and Note 19, Leases, to the consolidated financial statements.

        On March 5, 2002, the Company and ImClone revised their agreement, reducing the total payment to $900 million from $1 billion. Pursuant to this agreement, the Company paid ImClone $200 million in 2001, $140 million in 2002, and $60 million in 2003 and will pay an aggregate of $500 million upon achievement of two milestones. For a discussion of the Company's agreement with ImClone, see Note 2, Alliances and Investments, to the consolidated financial statements.

Recently Issued Accounting Standards

        In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company is in the process of assessing what impact this pronouncement will have on its consolidated financial statements. Based on its preliminary analysis of the impact of FIN 46, the Company believes that it is reasonably possible that ImClone could meet the criteria to be considered a variable interest entity in relation to the Company. Accordingly, the Company included the required transitional disclosures of FIN 46 in Note 2, Alliances and Investments, to the consolidated financial statements.

        In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for financial statements for the year ended December 31, 2002. SFAS No. 148 did not have a material impact on the Company's consolidated financial statements as the adoption of this standard did not require the Company to change, and the Company does not plan to change, to the fair value based method of accounting for stock-based compensation.

        In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). FIN 45 requires a guarantor to recognize a liability at the inception of the guarantee for the fair value of the obligation undertaken in issuing the guarantee and include more detailed disclosure with respect to guarantees. The types of contracts the Company enters into that meet the scope of this interpretation are financial and performance standby letters of credit on behalf of wholly-owned subsidiaries. FIN 45 is effective for guarantees issued or modified after December 31, 2002. The initial adoption of this accounting pronouncement did not have a material effect on the Company's consolidated financial statements.

        In June 2002, the FASB issued SFAS No. 146, Accounting for Exit or Disposal Activities, effective for exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 addresses issues regarding the recognition, measurement, and reporting of costs that are associated with exit and/or disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (EITF) has set forth in EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), and the SEC has set forth in the Staff Accounting Bulletin No. 100, Restructuring and Impairment Charges. The initial adoption of this accounting standard did not have a material effect on the Company's consolidated financial statements.

        In April 2002, the FASB issued SFAS No. 145, which superseded SFAS No. 4 and the requirement to aggregate all gains and losses from extinguishment of debt and to classify, if material, as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board Opinion No. 30 will be used to classify those gains and losses. SFAS No. 145 also amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The initial adoption of this standard did not materially affect the Company's consolidated financial statements.

        In 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. See Note 1, Accounting Policies, to the accompanying consolidated financial statements for more information.

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

        Benefits under the Company's defined benefit pension plans are based primarily on years of credited service and on participants' compensation. Assets under the Company's defined benefit plans consist primarily of equity and fixed-income securities. At December 31, 2002, the fair market value of plan assets for the Company's defined benefit plans decreased to $3,267 million from $3,508 million at December 31, 2001. For the U.S. plans, assets were allocated 67% to equity securities (compared to 70% at the end of 2001), 26% to fixed income securities (compared to 23% at the end of 2001) and 7% to real estate and other investments (no change from the end of 2001). Bristol-Myers Squibb common stock represented less than 1% of assets for the U.S. plans at the end of 2002 and 2001.

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

        In 2002, net pension expense for the Company's defined benefit pension plans included in earnings before minority interest and income taxes was $45 million, compared to $77 million in 2001 (which included $25 million for a U.S. curtailment/settlement loss).

        The U.S. plans pension expense for 2002 was determined using a 7.25% assumed discount rate and a 4.25% assumed rate of compensation increase. The accumulated benefit obligation at December 31, 2002 for the U.S. plans was determined using a 6.75% assumed discount rate. If the assumed discount rate used in determining the U.S. plans pension expense for 2002 had been reduced by 0.5%, such expense would have increased by approximately $14 million. If the assumed rate of compensation increase used in determining the U.S. plans pension expense for 2002 had been reduced by 0.25%, such expense would have decreased by approximately $5 million. If the assumed discount rate used in determining the accumulated benefit obligation at December 31, 2001 had been reduced by 0.5%, the accumulated benefit obligation would have increased by $217 million.

        In determining the expected long-term rate of return on plan assets, the Company evaluates allocation of assets and the expected returns on various asset classes. The Company evaluates any short-term market volatility in the context of the long-term nature of pension commitments. The U.S. plans' pension expense for 2002 was determined using a 10% expected long-term rate of return on plan assets. If the expected long-term rate of return on plan assets used in determining the U.S. plans pension expense for 2002 had been reduced by 1%, such expense would have increased by $35 million.

        Actual rates of return earned on U.S. plan assets for each of the last ten years were as follows:

Year	Return	Year	Return
2002	(13.4%)	1997	22.2%
2001	(6.1%)	1996	17.0%
2000	3.5%	1995	23.0%
1999	18.2%	1994	0.0%
1998	13.3%	1993	13.5%

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

        Over the course of the last several years, global equity markets have experienced negative returns. The negative equity market returns of 2001 and 2000 have been compounded by a further market decline in 2002 (S&P 500 declined by 22.1%). The Company evaluates market conditions in determining its expected long-term rate of return on plan assets. The Company reduced the expected rate of return on U.S. plans assets at December 31, 2002 from 10% to 9%. This reduction is expected to result in higher pension expense for 2003 of approximately $34 million.

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

  Delayed Recognition of Actuarial Gains and Losses

        At December 31, 2002 and 2001, unrecognized net actuarial losses for the Company's defined benefit plans were $1,635 million and $645 million, respectively, based on the fair market value of plan assets. These unrecognized net actuarial losses reflect a decline in the fair market value of plan assets and a reduction of the weighted-average discount rate in 2002 and 2001.

        SFAS No. 87 provides for delayed recognition of actuarial gains and losses, including amounts arising from changes in the estimated plan benefit obligations due to changes in the assumed discount rate, differences between the actual and expected returns on plan assets, and other assumption changes. SFAS No. 87 requires that unrecognized net actuarial gain or loss, determined based on the market-related value of plan assets (which differs from fair market value and is a calculated value that recognizes changes in fair value in a systematic and rational manner over not more than five years), be amortized in pension income or expense for the year to the extent that such unrecognized net actuarial loss or gain exceeds 10% of the greater of the projected benefit obligation or the market-related value of plan assets at the beginning of the year. These net gains and losses are recognized as pension income or expense prospectively over a period that approximates the average remaining service period of active employees expected to receive benefits under the plans (approximately 10 years) to the extent that they are not offset by losses and gains in subsequent years.

        At December 31, 2001, the unrecognized net actuarial loss, determined based on the market-related value of plan assets, was $180 million. This amount did not exceed 10% of the greater of the projected benefit obligation or the market-related value of plan assets at the beginning of the year and, accordingly, was not required to be amortized as pension expense for 2002. At December 31, 2002, the unrecognized net actuarial loss, determined based on the market-related value of plan assets, was $971 million. This amount exceeded 10% of the greater of the projected benefit obligation or the market related value of plan assets by $565 million. Unless offset by future unrecognized gains from higher discount rates or higher than expected returns on plan assets, amortization of this $565 million unrecognized loss is expected to increase pension expense for each of the following ten years by approximately $57 million per year, which amount is reflected in the expected increase in pension expense for 2003 of approximately $120 million compared to 2002.

        In the event the fair market value of pension plan assets of a particular plan is less than the accumulated benefit obligation for such plan at year-end, GAAP may require an additional minimum liability and, in such circumstances, a reduction in stockholders' equity or an establishment of an intangible asset. At December 31, 2002, fair market value of the Company's defined benefit pension plan assets was $3,267 million, and the related accumulated benefit obligation was $3,500 million. At December 31, 2001, the fair market value of the Company's defined benefit pension plans assets was $3,508 million and the related accumulated benefit obligation was $3,300 million. The Company recognized an additional minimum liability of $138 million at December 31, 2002, which was offset by the creation of a $10 million intangible asset and $128 million charge in other comprehensive income included in stockholders' equity. The Company also recognized an additional minimum liability of approximately $37 million and $17 million at December 31, 2001 and 2000, respectively.

  Plan Funding

        The Company's funding policy for defined benefit plans is to contribute amounts to provide for current service and to fund past service liability. The Company contributed to the defined benefit plans $547 million, $300 million and $267 million in 2002, 2001 and 2000, respectively. The recent decline in the global equity markets has resulted in a decrease in the value of the assets in the Company's pension plans. This decline is expected to adversely affect the Company's related accounting results in future periods through higher pension expense and increased cash funding requirements.

        The Company's contribution to the defined contribution plans is based on employee contributions and the level of Company match. The Company contributed to the principal defined contribution plan $50 million, $54 million and $53 million in 2002, 2001 and 2000, respectively.

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

        The Company believes that the following represent its critical accounting policies. For a summary of all of the Company's significant accounting policies, including the critical accounting policies discussed below, see Note 1, Accounting Policies, to the consolidated financial statements. Management and the Company's independent accountants have discussed the Company's critical accounting policies with the Audit Committee of the board of directors.

  Revenue Recognition

        The Company's accounting policy for revenue recognition has a substantial impact on its reported results and relies on certain estimates that require the most difficult, subjective and complex judgments on the part of management. The Company recognizes revenue for sales upon shipment of product to its customers, except in the case of certain transactions with its U.S. pharmaceuticals wholesalers which are accounted for using the consignment model. Under GAAP, revenue is recognized when substantially all the risks and rewards of ownership have transferred. In the case of sales made to wholesalers (1) as a result of incentives, (2) in excess of the wholesaler's ordinary course of business inventory level, (3) at a time when there was an understanding, agreement, course of dealing or consistent business practice that the Company would extend incentives based on levels of excess inventory in connection with future purchases and (4) at a time when such incentives would cover substantially all, and vary directly with, the wholesaler's cost of carrying inventory in excess of the wholesaler's ordinary course of business inventory level, substantially all the risks and rewards of ownership do not transfer upon shipment and, accordingly, such sales should be accounted for using the consignment model. The determination of when, if at all, sales to a wholesaler meet the foregoing criteria involves evaluation of a variety of factors and a number of complex judgments. Under the consignment model, the Company does not recognize revenue upon shipment of product. Rather, upon shipment of product the Company invoices the wholesaler, records deferred revenue at gross invoice sales price and classifies the inventory held by the wholesalers as consignment inventory at the Company's cost of such inventory. The Company recognizes revenue (net of discounts, rebates, sales allowances and accruals for returns, all of which involve significant estimates and judgments) when the consignment inventory is no longer subject to incentive arrangements but not later than when such inventory is sold through to the wholesalers' customers, on a first-in first-out (FIFO) basis.

        The Company's estimates of inventory at the wholesalers and deferred revenue on consigned inventory are based on the projected prescription demand-based sales for its products, as well as the Company's analysis of third-party information, including information obtained from certain wholesalers with respect to their inventory levels and sell-through to customers and third-party market research data, and the Company's internal information. The Company's estimates are subject to inherent limitations of estimates that rely on third-party data, as certain third-party information was itself in the form of estimates, and reflect other limitations.

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

  Impairment of Long-Lived Assets

        In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company periodically evaluates whether current facts or circumstances indicate that the carrying value of its depreciable long-lived assets to be held and used may not be recoverable. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived asset, or the appropriate grouping of assets, is compared to the carrying value to determine whether an impairment exists. If an asset is determined to be impaired, the loss is measured based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows. The Company reports an asset to be disposed of at the lower of its carrying value or its estimated net realizable value.

        Goodwill is evaluated at least annually for impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill be tested for impairment using a two-step process. The first step is to identify a potential impairment, and the second step measures the amount of the impairment loss, if any. Goodwill is deemed to be impaired if the carrying amount of a reporting unit's goodwill exceeds its estimated fair value. SFAS No. 142 requires that indefinite-lived intangible assets be tested for impairment using a one-step process, which consists of a comparison of the fair value to the carrying value of the intangible asset. Intangible assets are deemed to be impaired if the net book value exceeds the estimated fair value.

        The estimates of future cash flows, based on reasonable and supportable assumptions and projections, require management's judgment. Any changes in key assumptions about the Company's businesses and their prospects, or changes in market conditions, could result in an impairment charge.

  Equity Investments

        The Company reviews its equity investments for impairment based on its determination of whether the decline in market value of the investment below the Company's carrying value is other than temporary. In making this determination, the Company considers Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, which sets forth factors to be evaluated in determining whether a loss in value should be recognized, including the Company's ability to hold its investment, the market price and market price fluctuations of the investment's publicly traded shares and inability of the investee to sustain an earnings capacity which would justify the carrying amount of the investment. The Company's investment in ImClone is subject to this accounting. See Note 2, Alliances and Investments, to the consolidated financial statements for a discussion of the Company's investment in ImClone.

  Retirement Benefits

        The Company's pension plans and postretirement benefit plans are accounted for using actuarial valuations required by SFAS No. 87, Employers' Accounting for Pensions, and SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. The Company considers accounting for retirement plans critical because management is required to make significant subjective judgments about a number of actuarial assumptions, including discount rates, salary growth, long-term return on plan assets, retirement, turnover, health care cost trend rates and mortality rates. Depending on the assumptions and estimates used, the pension and postretirement benefit expense could vary within a range of outcomes and have a material effect on reported earnings. In addition, the assumptions can materially affect accumulated benefit obligations and future cash funding. For a detailed discussion of the Company's retirement benefits, see —Retirement Benefits above, and Note 20, Retirement Plans, and Note 21, Postretirement Benefit Plans Other Than Pensions, to the consolidated financial statements.

  Restructuring

        To downsize and streamline operations and rationalize manufacturing facilities, the Company has periodically recorded restructuring charges. As a result, the Company has made estimates and judgments regarding its future plans, including future termination benefits and other exit costs to be incurred when the restructuring actions take place. Actual results could vary from these estimates resulting in an adjustment to earnings.

  Contingencies

        In the normal course of business, the Company is subject to contingencies, such as legal proceedings and claims arising out of its business, that cover a wide range of matters, including product liability, environmental liability and tax matters. In accordance with SFAS No. 5, Accounting for Contingencies, the Company records accruals for such contingencies when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. For a discussion of contingencies, reference is made to Note 8, Income Taxes, and Note 22, Litigation Matters, to the consolidated financial statements.

  Income Taxes

        As of December 31, 2002, taxes were not provided on approximately $9.0 billion of undistributed earnings of foreign subsidiaries, as the Company has invested or expects to invest the undistributed earnings indefinitely. If in the future these earnings are repatriated to the United States, or if the Company determines such earnings will be remitted in the foreseeable future, additional tax provisions would be required. Due to complexities in the tax laws and the assumptions that would have to be made, it is not practicable to estimate the amounts of income taxes that would have to be provided.

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

        In addition, the Company has operations in tax jurisdictions located in most areas of the world and is subject to audit in these jurisdictions. Tax audits by their nature are often complex and can require several years to resolve. Accruals for tax contingencies require management to make estimates and judgments with respect to the ultimate outcome of a tax audit. Actual results could vary from these estimates.

Outlook for 2003

        The Company currently expects 2003 sales growth to more closely reflect underlying prescription trends. Sales growth is expected to benefit from the absence of significant inventory workdown at wholesalers not on the consignment model.

        Expected 2003 sales growth drivers are several key products, including, PLAVIX*, AVAPRO*, PRAVACHOL, PARAPLATIN, ABILIFY* and the expected introduction of atazanavir, subject to FDA approval, as well as growth in the OTN business. The Company also expects significant sales growth for SUSTIVA and CARDIOLITE, products obtained through the October 2001 acquisition of DuPont Pharmaceuticals. Partially offsetting the growth drivers are the expected loss of exclusivity in 2003 for several products, including MONOPRIL, SERZONE and GLUCOPHAGE* XR in the U.S. and TAXOL® in Europe.

        Gross margins for 2003 are expected to be consistent with gross margins for 2002, as the adverse impact of generic competition and changes in product mix are expected to be offset by the growth of new products and continued growth of current key products.

        The Company plans to increase product advertising and promotion in 2003 by approximately the mid-to high teens on a percentage basis focusing on support for ABILIFY*, AVAPRO*, PLAVIX* and PRAVACHOL. Research and development expenses are expected to be comparable to 2002, with continued rebalancing of drug discovery and development to provide additional support for late-stage development pipeline. Selling, general and administrative expenses are expected to increase in the single digits on a percentage basis. Underlying drivers of operating expense growth in 2003 include expected higher pension cost, which is estimated to negatively impact earnings before minority interest and income taxes by approximately $120 million, and, to a lesser extent, the expected increase in sales force expense due to full-year ABILIFY* sales force support and fewer open sales force positions compared to 2002. Minority interest expense is expected to increase, due to higher sales of products in the worldwide alliance with Sanofi.

        The Company projects fully diluted earnings per share in 2003 will be $1.60 to $1.65, excluding the impact from any in-process research and development that may arise from any external development agreements and other non-comparable items.

        The Company expects the consignment model will no longer be applied to sales to any U.S. pharmaceuticals wholesalers at or before the end of 2003, except as to sales under the distribution agreement related to OTN. Thereafter, the Company expects buying patterns and fluctuations in inventory levels of wholesalers will have an effect on the Company's financial results and the comparability to prior periods.

        Actual results may differ materially from the estimates and expectations described above. Some of the factors that could affect these estimates and expectations are described below under —Cautionary Factors That May Affect Future Results.

Cautionary Factors That May Affect Future Results

        This annual report on Form 10-K (including documents incorporated by reference) and other written and oral statements the Company makes from time to time contain certain "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the

Securities Exchange Act of 1934. You can identify these forward-looking statements by the fact they use words such as "should", "expect", "anticipate", "estimate", "may", "will", "project", "guidance", "intend", "plan", "believe" and other words and terms of similar meaning and expression in connection with any discussion of future operating or financial performance. One can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Such forward-looking statements are based on current expectations and involve inherent risks and uncertainties, including factors that could delay, divert or change any of them, and could cause actual outcomes to differ materially from current expectations. These statements are likely to relate to, among other things, the Company's goals, plans and projections regarding the Company's financial position, results of operations, market position, product development, product approvals, sales efforts, expenses, performance or results of current and anticipated products and the outcome of contingencies such as legal proceedings, and financial results which are based on current expectations that involve inherent risks and uncertainties, including factors that could delay, divert or change any of them in the next several years.

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

  •
  Competitive factors, such as (i) new products developed by competitors that have lower prices or superior performance features or that are otherwise competitive with the Company's current products; (ii) generic competition as its products mature and patents expire on products; (iii) technological advances and patents attained by competitors; (iv) problems with licensors, suppliers and distributors; and (v) business combinations among the Company's competitors or major customers.

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

  •
  Fluctuations in buying patterns of major distributors, retail chains and other trade buyers which may result from seasonality, pricing, wholesaler buying decisions or other factors (including the effect of incentives offered), the Company's wholesaler inventory management policies (including the workdown of wholesaler inventory levels) or other factors.

  •
  Greater than expected costs and other difficulties including unanticipated effects and difficulties of acquisitions, dispositions and other events, including obtaining regulatory approvals occurring in connection with evolving business strategies; legal defense costs, insurance expense, settlement costs and the risk of an adverse decision related to litigation.

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

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

        Foreign exchange option contracts and forward contracts are used to hedge anticipated transactions. The Company's primary foreign currency exposures in relation to the U.S. dollar are the euro, Canadian dollar, Japanese yen and Mexican peso.

        The table below summarizes the Company's outstanding foreign exchange contracts as of December 31, 2002. The fair value of foreign exchange option contracts is estimated by using the Black-Scholes model and is based on year-end currency rates. The fair value of option contracts and forward contracts should be viewed in relation to the fair value of the underlying hedged transactions and the overall reduction in exposure to adverse fluctuations in foreign currency exchange rates.

	Weighted Average Strike Price	Notional Amount	Fair Value	Maturity
	(dollars in million, except currency rates)
Foreign Exchange Forwards:
Euro	$1.00	$915	$23	2003
Swedish Krona	9.13	51	(2)	2003
Swiss Franc	1.44	39	1	2003
South African Rand	9.67	13	1	2003
British Pound	1.44	3	—	2003

Total Forwards		$1,021	$23
Foreign Exchange Options:
Euro	$ .99	$573	$13	2003
Canadian Dollar	1.55	113	3	2003
Australian Dollar	.55	68	2	2003

Total Options		$754	$18

Total Contracts		$1,775	$41

        At December 31, 2001, the Company held option contracts with an aggregate notional amount and fair value of $485 million and $24 million, respectively. These contracts primarily related to the right to buy Japanese yen, and the right to sell Canadian and Australian dollars. The Company also held foreign exchange forward contracts with an aggregate notional amount of $902 million and fair value of ($1) million. These contracts primarily related to exposures in the euro, Mexican peso, Japanese yen and British pound.

        The Company uses derivative instruments as part of its interest rate risk management policy. The derivative instruments used include interest rate swaps, which are subject to fair-value hedge accounting treatment. During 2002, the Company executed with five financial institutions several fixed to floating interest rate swaps to convert $3.0 billion of the Company's fixed rate debt to be paid in 2006 and 2011 to variable rate debt. For the year ended December 31, 2002, the Company recognized a reduction of interest expense of $23 million that reflects the benefit of the lower floating rate obtained in the swap agreement. SFAS No. 133 requires the revaluation, at fair value, of the swap contracts as well as the underlying debt being hedged. As such, the swap contracts and the underlying debt have been revalued resulting in an increase in the current assets and long-term debt of $133 million. Swap contracts are generally held to maturity and are not used for trading or speculative purposes. The following table summarizes the interest rate swaps executed in 2002:

	Notional Amount of Underlying Debt	Variable Rate Received	Maturity	Fair Value
	(dollars in millions)
Interest Rate Contracts
Swaps associated with 4.75% Notes due 2006	$1,500	1 month US $ LIBOR + .54%	2006	$83
Swaps associated with 5.75% Notes due 2011	1,500	1 month US $ LIBOR + 1.31%	2011	50

	$3,000			$133

        The Company also has outstanding several interest rate and foreign currency swaps related to Japanese yen notes due through 2005. The aggregate fair value of these instruments as of December 31, 2002 and 2001 was $1 million and $(3) million, respectively.

        The Company had $6,261 million and $6,237 million of long-term debt outstanding at December 31, 2002 and 2001, respectively. See Note 15, Short-Term Borrowings and Long-Term Debt, and Note 17, Financial Instruments, to the consolidated financial statements for additional information.

        The Company maintains cash and cash equivalents, time deposits and marketable securities with various financial institutions, in order to limit exposure to any one financial institution. These financial institutions are located primarily in the U.S. and Europe.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED STATEMENT OF EARNINGS
(in millions, except per share data)

	Year Ended December 31,
	2002	2001	2000
EARNINGS
Net Sales	$18,119	$17,987	$17,538

Cost of products sold	6,388	5,453	4,730
Marketing, selling and administrative	3,923	3,894	3,852
Advertising and product promotion	1,295	1,299	1,526
Research and development	2,218	2,183	1,878
Acquired in-process research and development	169	2,772	38
Provision for restructuring and other items	14	506	443
Litigation settlement charge	659	77	—
Gain on sales of businesses / product lines	(30)	(475)	(216)
Asset impairment charge for ImClone	379	—	—
Interest expense	410	182	108
Other expense/(income), net	47	(122)	(68)

	15,472	15,769	12,291

Earnings from Continuing Operations Before Minority Interest and Income Taxes	2,647	2,218	5,247
Provision for income taxes	435	73	1,320
Minority interest, net of taxes(1)	178	102	97

Earnings from Continuing Operations	2,034	2,043	3,830

Discontinued Operations
Net (loss)/earnings	(6)	226	375
Net gain on disposal	38	2,565	266

	32	2,791	641

Net Earnings	$2,066	$4,834	$4,471

Earnings per Common Share
Basic
Earnings from Continuing Operations	$1.05	$1.05	$1.95

Discontinued Operations
Net earnings	—	.12	.19
Net gain on disposal	.02	1.32	.14

	.02	1.44	.33

Net Earnings	$1.07	$2.49	$2.28

Diluted
Earnings from Continuing Operations	$1.05	$1.04	$1.92
Discontinued Operations
Net earnings	—	.11	.19
Net gain on disposal	.02	1.31	.13

	.02	1.42	.32

Net Earnings	$1.07	$2.46	$2.24

Average Common Shares Outstanding
Basic	1,936	1,940	1,965
Diluted	1,942	1,965	1,997
Dividends declared per common share	$1.12	$1.11	$1.01

(1)
Includes minority interest expense and net income (loss) from unconsolidated affiliates.

The accompanying notes are an integral part of these financial statements.

BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED STATEMENT OF COMPREHENSIVE
INCOME AND RETAINED EARNINGS
(dollars in millions)

	2002	2001	2000
COMPREHENSIVE INCOME
Net Earnings	$2,066	$4,834	$4,471
Other Comprehensive Income (Loss):
Foreign currency translation, net of tax benefit of $45 in 2002 and $25 in 2001; and taxes of $5 in 2000	125	48	(287)
Deferred gains (losses) on derivatives qualifying as hedges, net of taxes of $3 in 2002 and tax benefit of $37 in 2001	18	(62)	—
Minimum pension liability adjustment	(128)	—	—

Total Other Comprehensive Income (Loss)	15	(14)	(287)

Comprehensive Income	$2,081	$4,820	$4,184

RETAINED EARNINGS
Retained Earnings, January 1	$18,958	$16,422	$13,932
Net earnings	2,066	4,834	4,471

	21,024	21,256	18,403
Cash dividends declared	(2,168)	(2,142)	(1,981)
Zimmer common stock dividend	4	(156)	—

Retained Earnings, December 31	$18,860	$18,958	$16,422

The accompanying notes are an integral part of these financial statements.

BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED BALANCE SHEET
(dollars in millions)

	December 31,
	2002	2001
ASSETS
Current Assets:
Cash and cash equivalents	$3,978	$5,500
Time deposits and marketable securities	11	154
Receivables, net of allowances of $129 and $122	2,968	3,992
Inventories, including consignment inventory	1,573	1,699
Prepaid expenses	1,445	1,904

Total Current Assets	9,975	13,249

Property, plant and equipment, net	5,321	4,887
Goodwill	4,864	5,119
Intangible assets, net	1,904	2,084
Other assets	2,810	2,473

Total Assets	$24,874	$27,812

LIABILITIES
Current Liabilities:
Short-term borrowings	$1,379	$174
Deferred revenue on consigned inventory	470	2,026
Accounts payable	1,553	1,478
Dividends payable	542	542
Accrued litigation settlements	600	35
Accrued expenses	2,374	3,141
Accrued rebates and returns	819	888
U.S. and foreign income taxes payable	483	2,825

Total Current Liabilities	8,220	11,109
Other liabilities	1,426	1,391
Long-term debt	6,261	6,237

Total Liabilities	15,907	18,737

Commitments and contingencies
STOCKHOLDERS' EQUITY
Preferred stock, $2 convertible series: Authorized 10 million shares; issued and outstanding 8,308 in 2002 and 8,914 in 2001, liquidation value of $50 per share	—	—
Common stock, par value of $.10 per share: Authorized 4.5 billion shares; 2,200,823,544 issued in 2002 and 2,200,010,476 in 2001	220	220
Capital in excess of par value of stock	2,491	2,403
Other accumulated comprehensive loss	(1,102)	(1,117)
Retained earnings	18,860	18,958

	20,469	20,464
Less cost of treasury stock — 263,994,580 common shares in 2002 and 264,389,570 in 2001	11,502	11,389

Total Stockholders' Equity	8,967	9,075

Total Liabilities and Stockholders' Equity	$24,874	$27,812

The accompanying notes are an integral part of these financial statements.

BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS
(dollars in millions)

	Year Ended December 31,
	2002	2001	2000
Cash Flows From Operating Activities:
Net earnings	$2,066	$4,834	$4,471
Depreciation	427	481	461
Amortization	308	247	224
Acquired in-process research and development	169	2,772	38
Litigation settlement charge	669	77	—
Asset impairment charge for ImClone	379	—	—
Provision for restructuring and other items	68	638	517
Gain on sales of businesses/product lines (including discontinued operations)	(95)	(4,750)	(660)
Other operating items	116	20	10
Receivables	904	(381)	(507)
Inventories	206	(120)	30
Deferred revenue on consigned inventory	(1,556)	1,118	491
Accounts payable and accrued expenses	(311)	(131)	317
Income taxes	(2,110)	618	(157)
Product liability	4	(176)	(173)
Insurance recoverable	193	174	100
Pension contribution	(547)	(300)	(267)
Other assets and liabilities	67	281	(243)

Net Cash Provided by Operating Activities	957	5,402	4,652

Cash Flows From Investing Activities:
Proceeds from sales of time deposits and marketable securities	383	1,412	45
Purchases of time deposits and marketable securities	(241)	(1,375)	(10)
Additions to property, plant and equipment	(997)	(1,023)	(589)
Proceeds from sales of businesses/product lines	115	537	848
Proceeds from sale of Clairol	45	4,965	—
Purchase of DuPont	29	(7,774)	—
DuPont acquisition costs and liabilities	(348)	(148)	—
Investment in ImClone	(140)	(1,207)	—
Other business acquisitions (including purchase of trademarks/patents)	(116)	(133)	(196)
Other, net	(109)	(118)	(82)

Net Cash (Used in) Provided by Investing Activities	(1,379)	(4,864)	16

Cash Flows From Financing Activities:
Short-term borrowings	1,080	392	(247)
Long-term debt borrowings	6	4,854	17
Long-term debt repayments	(9)	(3)	(11)
Issuances of common stock under stock plans	138	251	352
Purchases of treasury stock	(164)	(1,589)	(2,338)
Dividends paid	(2,168)	(2,137)	(1,930)

Net Cash (Used in) Provided by Financing Activities	(1,117)	1,768	(4,157)

Effect of Exchange Rates on Cash	17	12	(49)

(Decrease) Increase in Cash and Cash Equivalents	(1,522)	2,318	462
Cash and Cash Equivalents at Beginning of Year	5,500	3,182	2,720

Cash and Cash Equivalents at End of Year	$3,978	$5,500	$3,182

The accompanying notes are an integral part of these financial statements.

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1    ACCOUNTING POLICIES

Basis of Consolidation

        The consolidated financial statements include the accounts of Bristol-Myers Squibb Company and all of its controlled majority owned subsidiaries. All intercompany balances and transactions have been eliminated.

Use of Estimates

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

Revenue Recognition

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

        The Company's estimates of inventory at the wholesalers and deferred revenue on consigned inventory are based on the projected prescription demand-based sales for its products, as well as the Company's analysis of third-party information, including information obtained from certain wholesalers with respect to their inventory levels and sell-through to customers and third-party market research data, and the Company's internal information. The Company's estimates are subject to inherent limitations of estimates that rely on third-party data, as certain third-party information was itself in the form of estimates, and reflect other limitations.

        Revenues are reduced at the time of sale to reflect expected returns that are estimated based on historical experience. Additionally, provision is made at the time of sale for all discounts, rebates and estimated sales allowances based on historical experience updated for changes in facts and circumstances, as appropriate. Such provision is recorded as a reduction of revenue.

        The Company adopted Emerging Issues Task Force (EITF) 01-9 as of January 1, 2002 and now presents the cost of certain vendor considerations (e.g., cooperative advertising payments, shelving allowances and manufacturers coupons) as reductions of revenue instead of advertising and promotion expenses. Financial information for all prior periods presented has been reclassified to comply with the income statement classification requirements of the new guidance. In 2002, $104 million of promotional expenses was recorded as a reduction of net sales. Certain promotional expenses were reclassified primarily from advertising and promotion expenses to a reduction in net sales in 2001 and 2000, in the amount of $152 million and $157 million, respectively.

Sales Rebate and Return Accruals

        Medicaid and managed healthcare sales rebate and return accruals are established in the same period the related revenue is recognized resulting in a reduction to sales and the establishment of a liability which is included in accrued liabilities. An accrual is recorded based on an estimate of the proportion of recorded revenue that will result in a rebate or return. Prime vendor charge-backs, established in a similar manner, are recorded as a reduction to accounts receivable ($126 million and $159 million at December 31, 2002 and 2001, respectively).

Income Taxes

        The provision for income taxes has been determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax bases of the Company's assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted.

        Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. The Company does not record a provision for income taxes on undistributed earnings of foreign subsidiaries, which it does not expect to repatriate in the foreseeable future.

Cash and Cash Equivalents

        Cash and cash equivalents primarily include securities with maturities of three months or less at the time of purchase, recorded at cost, which approximates market value.

Time Deposits and Marketable Securities

        Time deposits and marketable securities are available for sale and are recorded at fair value, which approximates cost.

Inventory Valuation

        Inventories are generally stated at average cost, not in excess of market.

Capital Assets and Depreciation

        Expenditures for additions, renewals and improvements are capitalized at cost. Depreciation is generally computed on a straight-line method based on the estimated useful lives of the related assets. The estimated useful lives of the major classes of depreciable assets are 50 years for buildings and 3 to 40 years for machinery, equipment and fixtures. The Company periodically evaluates whether current events or circumstances indicate that the carrying value of its depreciable assets may not be recoverable.

Impairment of Long-Lived Assets

        Effective January 1, 2002, the Company adopted the provisions of SFAS No. 144, Accounting for the Impairment of Long-Lived Assets. The adoption of SFAS No. 144 did not have a material effect on the consolidated financial statements of the Company. SFAS No. 144 establishes the accounting for impairment of long-lived tangible and intangible assets other than goodwill and for the disposal of a segment of a business. Pursuant to SFAS No. 144, the Company periodically evaluates whether current facts or circumstances indicate that the carrying value of its depreciable assets to be held and used may not be recoverable. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived asset, or the appropriate grouping of assets, is compared to the carrying value to determine whether an impairment exists. If an asset is determined to be impaired, the loss is measured based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows. The Company reports an asset to be disposed of at the lower of its carrying value or its estimated net realizable value.

Capitalized Software

        Certain costs to obtain internal use software for significant systems projects are capitalized and amortized over the estimated useful life of the software, which ranges from four to ten years. Costs to obtain software for projects that are not significant are expensed as incurred. Capitalized software, net of accumulated amortization, as of December 31, 2002 and 2001 was $370 million and $333 million, respectively.

Acquisitions

        The Company adopted SFAS No. 141, Business Combinations, in 2001. SFAS No. 141 requires that companies use the purchase method of accounting for all business combinations initiated after June 30, 2001.

Investments

        The Company consolidates all majority (more than 50%) owned subsidiaries where it has the ability to exercise control. The Company accounts for 50% or less owned companies over which it has the ability to exercise significant influence using the equity method of accounting. The Company's share of net income or losses of equity investments is included in minority interest in the consolidated statement of earnings. The Company periodically reviews these equity investments for impairment and adjusts these investments to their fair value when a decline in market value is deemed to be other than temporary. During 2002, the Company recorded an asset impairment charge of $379 million for an other than temporary decline in the market value of ImClone Systems Incorporated (ImClone).

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

Goodwill

        The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, on January 1, 2002, with certain provisions adopted as of July 1, 2001 with respect to amortization of goodwill arising from acquisitions made after June 30, 2001. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside a business combination and the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition. Under the new rules, goodwill is no longer amortized but is subject to annual impairment tests. In connection with this accounting change, the goodwill resulting from the Company's acquisition of the DuPont pharmaceuticals business and investment in ImClone is not amortized.

        The goodwill arising from business acquisitions prior to July 1, 2001 was amortized on a straight-line basis over periods ranging from 15 to 40 years. This goodwill is not amortized effective January 1, 2002. In each of 2001 and 2000, goodwill amortization expense was $75 million.

        In accordance with SFAS No. 142, goodwill is tested for impairment upon adoption of the new standard and annually thereafter. SFAS No. 142 requires that goodwill be tested for impairment using a two-step process. The first step is to identify a potential impairment and the second step measures the amount of the impairment loss, if any. Goodwill is deemed to be impaired if the carrying amount of a reporting unit's goodwill exceeds its estimated fair value. The Company has completed its goodwill impairment assessment which indicated no impairment of goodwill.

Intangible Assets

        Intangible assets, consisting of patents, technology and licenses, are amortized on a straight-line basis over periods ranging from 3 to 17 years, representing the remaining life of the assets. SFAS No. 142 requires that indefinite-lived intangible assets be tested for impairment using a one-step process which consists of a comparison of the fair value to the carrying value of the intangible asset. Intangible assets are deemed to be impaired if the net book value exceeds the estimated fair value. All other intangible assets are evaluated for impairment in accordance with SFAS No. 144 as described above.

Product Liability

        Accruals for product liability are recorded, on an undiscounted basis, when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on existing information. These accruals are adjusted periodically as assessment efforts progress or as additional information becomes available. Receivables for related insurance or other third-party recoveries for product liabilities are recorded, on an undiscounted basis, when it is probable that a recovery will be realized. Insurance recoverable recorded on the balance sheet has, in general, payment terms of two years or less. Amounts of receivables recognized, not in excess of related liabilities, as of December 31, 2002 and 2001 were $1 million and $158 million, respectively.

Contingencies

        In the normal course of business, the Company is subject to contingencies, such as legal proceedings and claims arising out of its business, that cover a wide range of matters, including, among others, product liability, environmental liability and tax matters. In accordance with SFAS No. 5, Accounting for Contingencies, the Company records accruals for such contingencies when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. For a discussion of contingencies, reference is made to Note 8, Income Taxes, and Note 22, Litigation Matters, to these consolidated financial statements.

Derivative Financial Instruments

        Derivative financial instruments are used by the Company principally in the management of its interest rate and foreign currency exposures. The Company does not hold or issue derivative financial instruments for trading purposes.

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

Shipping and Handling Costs

        The Company typically does not charge customers for shipping and handling costs. Shipping and handling costs are included in marketing, selling and administrative expenses and for 2002, 2001 and 2000 were $248 million, $258 million and $262 million, respectively.

Advertising Costs

        Advertising costs are expensed as incurred. Advertising expense was $393 million, $401 million and $483 million in 2002, 2001 and 2000, respectively.

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

Stock Compensation Plans

        The Company applies Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock-based compensation plans. The Company does not recognize compensation expense for stock options granted under the plans as the exercise price of the option on the date of grant is equal to the fair market value as of that date. For grants of restricted stock, the Company recognizes compensation expense on a straight-line basis over the period that the restrictions expire.

        The following table summarizes the Company's results on a pro forma basis as if it had recorded compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, Accounting for Stock-Based Compensation, for 2002, 2001 and 2000:

(dollars in millions, except per share data)	2002	2001	2000
Net Earnings:
As reported	$2,066	$4,834	$4,471
Pro forma	1,819	4,588	4,253
Basic earnings per share:
As reported	$1.07	$2.49	$2.28
Pro forma	.94	2.36	2.17
Diluted earnings per share:
As reported	$1.07	$2.46	$2.24
Pro forma	.94	2.33	2.13

        See Note 16, Stockholders' Equity, to the consolidated financial statements for additional information.

        In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for financial statements for the year ended December 31, 2002. SFAS No. 148 did not have a material impact on the Company's consolidated financial statements, as the adoption of this standard does not require the Company to change, and the Company does not plan to change, to the fair value based method of accounting for stock-based compensation.

Reclassifications

        Certain prior year amounts have been reclassified to conform to the current year presentation.

Accounting Policies to be Implemented

  Variable Interest Entities

        In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company is in the process of assessing what impact this pronouncement will have on its consolidated financial statements. Based on its preliminary analysis of the impact of FIN 46, the Company believes that it is reasonably possible that ImClone could meet the criteria to be considered a variable interest entity in relation to the Company. Accordingly, the Company included the required transitional disclosures of FIN 46 in Note 2, Alliances and Investments, to these consolidated financial statements.

  Guarantees

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

Note 2    ALLIANCES AND INVESTMENTS

Sanofi-Synthelabo

        In 1997, the Company entered into a codevelopment and comarketing agreement with Sanofi-Synthelabo (Sanofi) for two products: AVAPRO*/AVALIDE* (irbesartan), an angiotensin II receptor antagonist indicated for the treatment of hypertension, and PLAVIX* (clopidogrel), a platelet inhibitor. The worldwide alliance operates under the framework of two geographic territories; one in the Americas and Australia and the other in Europe and Asia. Two territory partnerships were formed to manage central expenses, such as marketing, research and development and royalties, and to supply finished product to the individual countries. At the country level, agreements either to copromote (whereby a partnership was formed between the parties to sell each brand) or to comarket (whereby the parties operate and sell their brands independently of each other) are in place.

        The Company acts as the operating partner for the territory covering the Americas (principally the U.S., Canada, Puerto Rico and Latin American countries) and Australia and owns the majority controlling interest in this territory. As such, the Company consolidates all country partnership results for this territory and records Sanofi's share of the results as a minority interest expense, net of taxes, which was $258 million in 2002, $158 million in 2001 and $128 million in 2000. The Company recorded sales in this territory and in comarketing countries of $2,476 million in 2002, $1,658 million in 2001 and $1,249 million in 2000.

        Sanofi acts as the operating partner of the territory covering Europe and Asia and owns the majority controlling interest in this territory. The Company accounts for the investment in partnership entities in this territory under the equity method and records its share of the results as net income from unconsolidated affiliates (included in minority interest, net of taxes). The Company's share of net income from these partnership entities was $87 million in 2002, $51 million in 2001, and $36 million in 2000.

        In the fourth quarter of 2001, the Company and Sanofi modified their codevelopment arrangement for irbesartan to form an alliance, as part of which the Company contributed the irbesartan intellectual property and Sanofi agreed to pay the Company $200 million and $150 million in the fourth quarters of 2001 and 2002, respectively. The Company accounts for this transaction as a sale of an interest in a license and defers and amortizes the $350 million into income over the expected useful life of the license, which is approximately eleven years. The Company amortized into income $31 million and $8 million, respectively, in 2002 and 2001.

Otsuka

        In 1999, the Company entered into a worldwide commercialization agreement with Otsuka Pharmaceutical Co., Ltd. (Otsuka), to codevelop and copromote ABILIFY* (aripiprazole) for the treatment of schizophrenia. Total milestone payments made to Otsuka from 1999 through December 2002 were $207 million, of which $157 million was expensed as acquired in-process research and development in 1999. Of the remaining $50 million that was capitalized, $30 million was refundable if ABILIFY* was not granted approval by the U.S. Food and Drug Administration (FDA) and $20 million was paid upon FDA approval of the product in November 2002. The $50 million of capitalized payments are being amortized over the remaining patent life of the product, which is approximately 10 years. The Company began copromoting the product with Otsuka in the U.S. and Puerto Rico in November 2002. Revenue is earned when Otsuka ships the product and title passes to the customer. The Company records alliance revenue for its 65% share of the net sales in these copromotion countries and records all expenses related to the product. Introductory sales in these copromotion countries were $25 million in 2002.

ImClone

        In November 2001, the Company purchased 14.4 million shares of ImClone for $70 per share, or $1,007 million, which represented approximately 19.9% of the ImClone shares outstanding just prior to the Company's commencement of a public tender offer for ImClone shares. This transaction is being accounted for using the equity method of accounting. ImClone is a biopharmaceutical company focused on developing targeted cancer treatments, which include growth factor blockers, cancer vaccines, and anti-angiogenesis therapeutics. The equity investment in ImClone is part of a strategic agreement between the Company and ImClone that also included an arrangement to codevelop and copromote an investigational cancer drug, ERBITUX*, for a series of payments originally totaling $1 billion. The Company paid ImClone a milestone payment of $200 million in 2001.

        On March 5, 2002, the agreement with ImClone was revised to reduce the total payments to $900 million from $1 billion. Under the revised agreement, the Company paid ImClone $140 million in March 2002 and $60 million in March 2003 and will pay an aggregate of $500 million upon achievement of two milestones. Of the $200 million paid to ImClone in March 2002 and 2003, $160 million was expensed to in-process research and development in the first quarter of 2002. The remaining $40 million was recorded as an additional equity investment to eliminate the income statement effect of the portion of the milestone payment for which the Company has an economic claim through its 19.9% ownership interest in ImClone. Also under the revised agreement, the

Company will pay ImClone a distribution fee based on a flat rate of 39% of product revenues in North America. The terms of the revised agreement will continue through 2018.

        In the fourth quarter of 2001, the Company recorded a pre-tax charge of approximately $735 million, comprised of $575 million for the write-off of acquired in-process research and development related to the equity investment and $160 million for the write-off of a portion of the $200 million milestone payment made in 2001. The remaining $40 million of the $200 million milestone payment was recorded as an additional equity investment to eliminate the income statement effect of the portion of the milestone payment for which the Company has an economic claim through its 19.9% ownership interest in ImClone. The acquired in-process research and development charge related to three oncology research projects in the Phase I or later stage of development with one research project, ERBITUX*, in late Phase III development. The amount was determined by identifying research projects in areas for which technological feasibility has not been established and for which there is no alternative future use. The projected FDA approval dates used were years 2002 through 2008, at which time the Company expected these projects to begin to generate cash flows. The cost to complete these projects was estimated at $323 million. All of the research and development projects considered in the valuation are subject to the normal risks and uncertainties associated with demonstrating the safety and efficacy required to obtain FDA approval. The purchase price allocation resulted in $66 million of patent and technology intangible assets which are being amortized over their weighted-average useful lives of 17 years and approximately $375 million of goodwill, which is not amortized.

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

        Of the $1,207 million paid in 2001 for the equity investment ($1,007 million) and the milestone payment ($200 million), $735 million was expensed as acquired in-process research and development in 2001 and the remaining $472 million was recorded as an equity investment. An additional $9 million was recorded to the investment primarily for acquisition costs, resulting in a carrying value of $481 million at December 31, 2001. In the third quarter of 2002, the Company recorded a pre-tax charge to earnings of $379 million for an other than temporary decline in the market value of ImClone based on the decline in value of ImClone's shares during 2002. The fair value of the equity investment in ImClone used to record the impairment was determined based on the market value of ImClone shares on September 30, 2002. The total equity investment in ImClone as of December 31, 2002 was $102 million. On a per share basis, the carrying value of the ImClone investment and the closing market price of ImClone shares as of December 31, 2002 were $7.09 and $10.62, respectively, compared to $33.40 and $46.46, respectively, as of December 31, 2001. The closing market price of ImClone shares as of February 28, 2003 was $13.33 per share.

        In 2002, the Company recorded a $23 million net loss for its share of ImClone's losses.

        The Company is in the process of assessing what impact FIN 46, Consolidation of Variable Interest Entities, could have on its consolidated financial statements. Based on its preliminary assessment of the impact of FIN 46, the Company believes that it is reasonably possible that ImClone could be considered a variable interest entity in relation to the Company. As of September 30, 2002, ImClone had total assets of $501 million, a total stockholders' deficit of $118 million, and an accumulated deficit of $461 million. For the nine months ended September 30, 2002, ImClone had a $115 million net loss.

Summary Financial Information

        The following presents summarized financial information for the Company's equity investments in ImClone and Sanofi in Europe and Asia:

	2002	2001	2000
	(dollars in millions)
Revenues	$1,046	$685	$459
Gross profit	495	303	217
Net income	102	100	63
Current assets	808	726
Non-current assets	199	124
Current liabilities	517	252
Non-current liabilities	629	603

        The above summarized financial information includes ImClone data from the date of investment, November 2001.

        ImClone, a public company, has not yet filed with the SEC its audited financial statements, or otherwise made public disclosure of its audited financial results, for the year ended December 31, 2002. The summarized financial information for 2002 with respect to ImClone is based on estimated preliminary unaudited financial information provided to the Company by ImClone. The Company recorded its share of ImClone's losses for 2002 based on such preliminary unaudited information for the year ended December 31, 2002. Although the Company believes such preliminary unaudited information to be reliable, ImClone's financial information is the responsibility of ImClone's management. In the event ImClone's reported financial information for the year ended December 31, 2002 differs significantly from such preliminary unaudited information, the Company will record an adjustment to its equity earnings and will disclose the impact of any such difference on its results and provide revised summarized financial information in the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 or in other public filings.

Note 3    RESTRUCTURING AND OTHER ITEMS

2002 Activities

        During 2002, the Company recorded pretax restructuring and other charges of $160 million, relating to a reduction or elimination of non-strategic research efforts as well as the consolidation of research facilities, workforce reductions and downsizing and streamlining of worldwide operations. Of this charge, $71 million relates to employee termination benefits for approximately 1,040 employees, including research, manufacturing and administrative personnel. Of the remaining $89 million, $65 million represents asset write downs and other exit costs for the closure of facilities and other related expenses and $24 million is an impairment charge for the Company's investment in Deltagen. In addition, $69 million of accelerated depreciation relating to the planned shutdown of research facilities in the U.S. has been included in research and development expense, and $2 million for inventory write-offs associated with these projects has been included in cost of products sold. These charges were offset by an adjustment to prior period restructuring reserves of $146 million, $65 million of which is due to lower than expected separation costs, $59 million due to higher than anticipated proceeds from disposal of assets previously written off as restructuring and $22 million for projects that have been cancelled. In addition, a $17 million adjustment to cost of products sold was made to reflect the reversal of inventory reserves associated with cancelled projects. The Company expects to substantially complete these restructuring activities by late 2003.

        The following table presents a detail of the charges by operating segment and type. The Company does not allocate restructuring charges to its business segments.

	Employee Terminations	Employee Termination Benefits	Asset Write Downs	Other Exit Costs	Total
	(dollars in millions)
Pharmaceuticals	901	$62	$19	$38	$119
Nutritionals	92	5	—	—	5
Other Healthcare	22	2	5	—	7
Corporate/Other	25	2	27	—	29

Subtotal	1,040	$71	$51	$38	160

Reduction in reserves for changes in estimates					(146)

Restructuring and other as reflected in the consolidated statement of earnings					$14

2001 Activities

        During 2001, the Company recorded pre-tax restructuring and other charges of $569 million. The restructuring programs included termination benefits, asset write-downs and other costs and were implemented in 2001 to downsize and streamline operations, rationalize manufacturing facilities, and terminate certain sales force and research contract obligations. At the time recorded, these actions were expected to be completed within twelve months and are now expected to be substantially complete in early 2003. Additional costs associated with restructuring projects in 2001 include $74 million of sales deductions and customer charge backs relating to abandonment of non-strategic pharmaceutical product lines, which has been included as a reduction in sales, and $58 million of related inventory write-offs, which has been included in cost of products sold. Restructuring charges were offset by a reversal of $63 million as a result of a change in estimate relating to separation costs or cancellation of projects previously provided for.

        The 2001 charge consisted of $229 million for employee termination benefits for 3,400 employees. Severance actions were the result of a Company-wide restructuring effort to downsize and streamline operations and impacted virtually all areas including sales force, manufacturing, administrative and research personnel. In addition, $95 million was accrued for the termination of a contract sales force, and $65 million was accrued for other exit costs, primarily related to costs associated with the closure of certain manufacturing operations.

        The charge also included $104 million of fixed asset write-downs and $15 million of other asset write-downs primarily related to the exit of a Nutritionals business in Eastern Europe, the closure of a pharmaceutical production facility in the U.S. and the closure of a research facility in France.

        The following table presents a detail of the charges by operating segment and type. The Company does not allocate restructuring charges to its business segments.

	Employee Terminations	Employee Termination Benefits	Asset Write Downs	Other Exit Costs	Other Items	Total
	(dollars in millions)
Pharmaceuticals	2,029	$139	$81	$145	$11	$376
Nutritionals	698	24	37	10	—	71
Other Healthcare	262	22	1	—	—	23
Corporate/Other	411	44	—	5	50	99

Subtotal	3,400	$229	$119	$160	$61	569

Reduction in reserves for changes in estimates						(63)

Restructuring and other as reflected in the consolidated statement of earnings						$506

        Other items recorded in 2001 include a pretax charge of $30 million for a contribution to the BMS Foundation, $20 million to establish additional reserves for future breast implant claims and $11 million for costs associated with a product recall.

2000 Activities

        During 2000, the Company recorded pre-tax restructuring and other charges of $443 million. The restructuring programs, which included termination benefits, asset write-downs and other costs, were implemented in 2000 to consolidate the U.S. sales force, rationalize manufacturing facilities and downsize and streamline operations. Additional costs associated with restructuring projects, in the year 2000, include $40 million of related inventory write-offs, which has been included in cost of products sold. These actions are substantially complete.

        The 2000 charge consisted of $291 million of employee termination benefits for approximately 5,200 employees. Severance actions were focused on sales force, manufacturing and administrative personnel. In addition, $24 million of other costs were recorded, consisting mainly of certain contract termination and facility remediation expenses.

        The charge also included $79 million of asset write-downs primarily related to the exit of a research facility in Japan, manufacturing operations in the U.S. and certain international operations of ConvaTec. In addition, other assets of $10 million were written off, which consisted primarily of capitalized software no longer used as a result of sales force actions described above.

        The following table presents a detail of the charges by operating segment and type. The Company does not allocate restructuring and other charges to its business segments.

	Employee Terminations	Employee Termination Benefits	Asset Write Downs	Other Exit Costs	Other Items	Total
	(dollars in millions)
Pharmaceuticals	3,739	$216	$76	$12	$7	$311
Nutritionals	526	27	1	3	—	31
Other Healthcare	684	26	9	9	—	44
Corporate/Other	251	22	3	—	32	57

Totals	5,200	$291	$89	$24	$39	$443

        Other items recorded in 2000 include a pretax charge of $32 million for a contribution to the BMS Foundation and $7 million for costs associated with a product recall.

        Restructuring charges and spending against liabilities associated with prior and current actions are as follows.

	Employee Termination Liability	Other Exit Cost Liability	Total
	(dollars in millions)
Balance at December 31, 1999	$5	$3	$8
Charges	291	24	315
Spending	(77)	(14)	(91)
Changes in Estimate	1	(5)	(4)

Balance at December 31, 2000	220	8	228
Charges	229	160	389
Spending	(122)	(130)	(252)
Changes in Estimate	(84)	3	(81)

Balance at December 31, 2001	243	41	284
Charges	71	38	109
Spending	(155)	(29)	(184)
Changes in Estimate	(92)	(8)	(100)

Balance at December 31, 2002	$67	$42	$109

        These liabilities are reflected in accrued expenses in the consolidated balance sheet.

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

        Following is a summary of the final allocation of the estimated fair values of the assets acquired and liabilities assumed (dollars in millions):

Current assets	$520
Property, plant and equipment	321
Intangible assets	1,976
Acquired in-process research and development	2,009
Goodwill	3,780
Other assets	280

Total assets acquired	8,886

Current liabilities	353
Restructuring liabilities	575
Acquisition liabilities	90
Long term liabilities	123

Total liabilities assumed	1,141

Purchase Price	$7,745

        The total intangible assets of $1,976 million are being amortized over their weighted-average useful lives and include core and developed technology of $1,783 million (15 and 11 years weighted-average useful life, respectively) and patents of $193 million (11 year weighted-average useful life).

        The goodwill of $3,780 million was assigned to the Pharmaceuticals segment. Of that total amount, $2,418 million is expected to be deductible for tax purposes over a 15 year period.

        At the time of acquisition, $2.0 billion of the purchase price was allocated to acquired in-process research and development and was charged to earnings in the fourth quarter of 2001. This charge was associated with five research projects in the Cardiovascular, Central Nervous System, Oncology and Anti-Infective therapeutic areas ranging from the preclinical to the phase II development stage. The amount was determined by identifying research projects for which technological feasibility has not been established and for which there is no alternative future use. The projected FDA approval dates were years 2005 through 2008, at which time the Company expected these projects to begin to generate cash flows. The cost to complete these research projects was estimated at $1.2 billion. All of the research and development projects considered in the valuation are subject to the normal risks and uncertainties associated with demonstrating the safety and efficacy required to obtain FDA approval. In 2002, the Company terminated one of the projects in the Anti-Infective therapeutic area. The termination of this project is not expected to have a material impact on the Company's future earnings and cash flow. The remaining four projects are currently proceeding consistent with the original assumptions used in their valuation. All of the research and development projects considered in the valuation are subject to the normal risks and uncertainties associated with demonstrating the safety and efficiency required for FDA approval.

        In connection with the acquisition, the Company recorded $575 million of restructuring liabilities as a result of severance and relocation of workforce, the elimination of duplicate facilities and contract terminations. Such costs have been recognized by the Company as a liability assumed as of the acquisition date, resulting in additional goodwill. These liabilities consisted of $325 million of employee termination benefits for approximately 1,800 employees, $80 million related to the closure of facilities, and $170 million for contract terminations. The $575 million originally recorded in accrued expenses was reduced to $458 million by December 31, 2001 and to $13 million by December 31, 2002. The reduction of the balance during 2002 was due to cash payments of $284 million and an adjustment to reverse previously recorded liabilities of $161 million, with a corresponding reduction in goodwill. The adjustment was primarily due to lower than expected separation costs, contract termination expenses and other facilities exit costs related to the acquisition.

        The following unaudited pro forma financial information presents results as if the acquisition had occurred at the beginning of the respective periods:

	Year Ended December 31,
	2001	2000
	(dollars in millions, except per share data)
Net Sales	$19,248	$18,997
Net Earnings	5,740	4,063
Earnings Per Share—Basic	2.96	2.07
Earnings Per Share—Diluted	2.92	2.03

        The unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments such as additional amortization expense as a result of identifiable intangible assets arising from the acquisition and from increased interest expense on acquisition debt, and exclude the acquired in-process research and development charge related to the DuPont acquisition. Pro forma net earnings and earnings per share amounts for 2001 include a $2.6 billion gain on the sale of Clairol. The pro forma results are not necessarily indicative either of the results of operations that actually would have resulted had the acquisition been in effect at the beginning of the respective periods or of future results.

Other

        In 2002, the Company completed the sale of two branded products, MOISTUREL* and DURICEF*, which resulted in a pretax gain of $30 million.

        In 2001, the Company completed the sale of three pharmaceutical products, CORZIDE*, DELESTROGEN* and FLORINEF*, the licensing rights to CORGARD* in the U.S., ESTRACE* tablets, the Apothecon commodity business, and its SOLAGE* and VIACTIV* product lines, all of which resulted in a pretax gain of $475 million.

        In 2000, the Company completed the sale of three pharmaceutical products, ESTRACE* Cream, OVCON* 35 and OVCON* 50, as well as its SEA BREEZE* brand in Japan, resulting in a pretax gain of $216 million.

Note 5    DISCONTINUED OPERATIONS

        In 2001, the Company completed the sale of Clairol to Procter & Gamble for cash proceeds of approximately $5.0 billion. The sale resulted in a pretax gain of $4.3 billion ($2.6 billion after taxes), which is included in the gain on disposal of discontinued operations. In addition, in 2001, the Company spun off Zimmer Holdings, Inc., in a tax-free distribution, resulting in a common stock dividend of $156 million. In 2002, the Company resolved several post-closing matters associated with previously discontinued businesses, resulting in an increase of $38 million to gain on disposal. In 2002, the Company recorded a $4 million credit to retained earnings related to an adjustment for a Zimmer pension liability affecting the spin-off of Zimmer.

        In 2000, the Company completed the sale of Matrix to Cosmair, Inc., a wholly owned U.S. subsidiary of L'Oreal S.A., resulting in a pretax gain of $444 million ($266 million after taxes). The gain is included in the gain on disposal of discontinued operations.

        The net sales and earnings of discontinued operations are as follows:

	2001	2000
	(dollars in millions)
Net sales	$2,152	$2,911

Earnings before income taxes(1)	$451	$606
Income taxes	225	231

Net earnings from discontinued operations	$226	$375

(1)
Earnings before income taxes for 2000 include restructuring charges of $34 million.

        The net loss of $6 million in 2002 reflected in the statement of earnings reflects the settlement of litigation related to a business included in discontinued operations.

        The consolidated statement of cash flows includes the Clairol and Zimmer businesses through date of disposition. The net assets of discontinued operations at December 31, 2000 were $924 million, consisting of current assets of $866 million and long-term assets of $616 million less liabilities (principally current) of $558 million. The Company uses a centralized approach to the cash management and financing of its operations and accordingly, the Company does not allocate debt to these businesses.

        Cash flows from operating and investing activities (principally investing) of discontinued operations for the years ended December 31, 2002, 2001 and 2000 were $(17) million, $5.3 billion (including approximately $5.0 billion of proceeds from the sale of Clairol), and $998 million (including $438 million of proceeds from the sale of Matrix), respectively.

Note 6    EARNINGS PER SHARE

        The computations for basic earnings per common share and diluted earnings per common share are as follows:

	Year Ended December 31,
	2002	2001	2000
	(in millions, except per share amounts)
Earnings from Continuing Operations	$2,034	$2,043	$3,830

Discontinued Operations:
Net (loss)/earnings	(6)	226	375
Net gain on disposal	38	2,565	266

	32	2,791	641

Net Earnings	$2,066	$4,834	$4,471

Basic:
Average Common Shares Outstanding	1,936	1,940	1,965

Earnings from Continuing Operations	$1.05	$1.05	$1.95

Discontinued Operations:
Net earnings	—	.12	.19
Net gain on disposal	.02	1.32	.14

	.02	1.44	.33

Net Earnings	$1.07	$2.49	$2.28

Diluted:
Average Common Shares Outstanding	1,936	1,940	1,965
Incremental Shares Outstanding Assuming the Exercise of Dilutive Stock Options	6	25	32

	1,942	1,965	1,997

Earnings from Continuing Operations	$1.05	$1.04	$1.92

Discontinued Operations:
Net earnings	—	.11	.19
Net gain on disposal	.02	1.31	.13

	.02	1.42	.32

Net Earnings	$1.07	$2.46	$2.24

        Weighted-average shares issuable upon the exercise of stock options, which were not included in the diluted earnings per share calculation because they were not dilutive, were 121 million in 2002, 43 million in 2001 and 3 million in 2000.

Note 7    OTHER (INCOME)/EXPENSE

        The components of other (income)/expense are:

	Year Ended December 31,
	2002	2001	2000
	(dollars in millions)
Interest income	$(127)	$(133)	$(157)
Foreign exchange transaction loss/(gain)	1	(27)	(67)
Other, net	173	38	156

Other (income) / expense, net	$47	$(122)	$(68)

Note 8    INCOME TAXES

        The components of earnings (loss) from continuing operations before minority interest and income taxes were:

	Year Ended December 31,
	2002	2001	2000
	(dollars in millions)
U.S.	$(553)	$(799)	$2,474
Non-U.S.	3,200	3,017	2,773

	$2,647	$2,218	$5,247

        The above amounts are categorized based on the location of the taxing authorities.

        The provision for income taxes attributable to continuing operations consisted of:

	Year Ended December 31,
	2002	2001	2000
	(dollars in millions)
Current:
U.S.	$129	$1,071	$900
Non-U.S.	706	522	447

	835	1,593	1,347

Deferred:
U.S.	(439)	(1,476)	5
Non-U.S.	39	(44)	(32)

	(400)	(1,520)	(27)

	$435	$73	$1,320

        The Company's provision for income taxes in 2002, 2001 and 2000 was different from the amount computed by applying the statutory U.S. federal income tax rate to earnings from continuing operations before minority interest and income taxes, as a result of the following:

	% of Earnings Before Minority Interest and Income Taxes
	2002		2001		2000
	(dollars in millions)
Earnings from Continuing Operations Before Minority Interest and Income Taxes	$2,647	100.0%	$2,218	100.0%	$5,247	100.0%

U.S. statutory rate	926	35.0%	776	35.0%	1,837	35.0%
Effect of operations in Ireland, Puerto Rico and Switzerland	(494)	(18.7%)	(726)	(32.7%)	(692)	(13.2%)
State and local taxes	(36)	(1.4%)	(36)	(1.6%)	64	1.2%
Increase in valuation allowance	192	7.2%	—	—	—	—
Changes in estimate for contingent tax matters	(78)	(2.9%)	160	7.2%	168	3.2%
Foreign/Other	(75)	(2.8%)	(101)	(4.6%)	(57)	(1.0%)

	$435	16.4%	$73	3.3%	$1,320	25.2%

        The effective tax rate on continuing operations increased to 16.4% in 2002 from 3.3% in 2001 due primarily to the decrease in the effective tax rate benefit from operations in Ireland, Puerto Rico and Switzerland to (18.7%) in 2002 from (32.7%) in 2001 reflecting a lesser percentage of the total pre-tax income generated in these jurisdictions in 2002, as well as the current year U.S. tax cost associated with a dividend from Switzerland.

        Prepaid taxes at December 31, 2002 and 2001 were $927 million and $1,524 million, respectively. The deferred income taxes included in other assets at December 31, 2002 and 2001 were $942 million and $630 million, respectively.

        The components of prepaid and deferred income taxes consisted of:

	December 31,
	2002	2001
	(dollars in millions)
Acquired in-process research and development	$1,098	$1,018
Consignment and other inventory items	435	750
Foreign tax credit carryforward	270	—
Legal settlement	207	—
Restructuring, acquisition and divestiture reserves	169	342
State tax net operating loss carryforward	96	—
Sales returns and allowances	82	134
Research and experimentation tax credit carryforward	24	—
Postretirement and pension benefits	(122)	39
Depreciation	(221)	(274)
Other, net	23	145

	2,061	2,154
Valuation allowance	(192)	—

	$1,869	$2,154

        The decrease in the net prepaid and deferred tax assets to $1,869 at December 31, 2002 from $2,154 at December 31, 2001 relates primarily to consignment and other inventory items as well as restructuring, acquisition and divestiture reserve reductions.

        The valuation allowance of $192 million at December 31, 2002 relates to $112 million of state net deferred tax assets, $45 million of state net operating loss carryforwards, and $35 million of foreign tax credit carryforwards that the Company does not currently believe are more likely than not to be realized in the future.

        Income taxes paid during the year were $2,491 million, $1,021 million and $1,620 million in 2002, 2001 and 2000, respectively.

        The current tax benefit realized upon the exercise of stock options is charged to capital in excess of par and amounted to $45 million, $157 million and $184 million in 2002, 2001 and 2000, respectively.

        The Company has settled its U.S. Federal income tax returns with the Internal Revenue Service through 1997.

        U.S. federal income taxes have not been provided on substantially all of the unremitted earnings of non-U.S. subsidiaries, since it is management's practice and intent to indefinitely postpone their remittance. The total amount of the net unremitted earnings of non-U.S. subsidiaries was approximately $9.0 billion at December 31, 2002.

        Certain tax contingencies exist and when probable and reasonably estimable, amounts are recognized. As of December 31, 2002, there are certain tax contingencies that either are not considered probable or are not reasonably estimable by the Company at this time. Although the Company cannot reasonably estimate the possible amount of any such contingency, it is possible that such contingencies could be material. The effect of changes in estimates related to contingent tax matters is included in the rate reconciliation above. During the year ended December 31, 2002, the Company recognized an income tax benefit of $235 million due to the settlement of certain prior year tax matters and the determination by the Company as to the expected settlement of ongoing tax litigation.

        Also in 2002, the Company reorganized the structure of its ownership of many of its non-U.S. subsidiaries. The principal purpose of the reorganization was to facilitate the Company's ability to efficiently deploy its financial resources outside the U.S. The Company believes that the reorganization transactions were generally tax-free both inside and outside the U.S. It is possible, however, that taxing authorities in particular jurisdictions could assert tax liabilities arising from the reorganization transactions or the operations of the reorganized subsidiaries. It is not reasonably possible to predict whether any taxing authority will assert such a tax liability or to reasonably estimate the possible loss or range of loss with respect to any such asserted tax liability. The Company would vigorously challenge any such assertion and believes that it would prevail but there can be no assurance of such a result. If the Company were not to prevail in final, non-appealable determinations, it is possible the impact could be material.

Note 9    ACCOUNTS RECEIVABLE

	December 31,
	2002	2001
	(dollars in millions)
Accounts receivable—trade	$2,670	$3,380
Accounts receivable—miscellaneous	427	734

	3,097	4,114
Less allowances for receivables(1)	129	122

Receivables, net	$2,968	$3,992

(1)
Reflects allowances for bad debts.

Note 10    INVENTORIES

        The major categories of inventory follow:

	December 31,
	2002	2001
	(dollars in millions)
Finished goods	$884	$833
Work in process	415	411
Raw and packaging materials	216	247
Consignment inventory	58	208

	$1,573	$1,699

Note 11    CONSIGNMENT

        A significant portion of the Company's U.S. pharmaceuticals sales is made to wholesalers. The Company experienced a substantial buildup of wholesaler inventories in its U.S. pharmaceuticals business over several years, primarily in 2000 and 2001. This buildup was primarily due to sales incentives offered by the Company to its wholesalers. The Company accounts for certain sales of pharmaceutical products to Cardinal Health, Inc. (Cardinal) and McKesson Corporation (McKesson) using the consignment model, based in part on the relationship between the amount of incentives offered to these wholesales and the amount of inventory held by these wholesalers.

        The Company determined that shipments of product to Cardinal and shipments of product to McKesson met the consignment model criteria set forth under Revenue Recognition in Note 1, Accounting Policies, to these consolidated financial statements as of July 1, 1999 and July 1, 2000, respectively, and, in each case, continuing through the end of 2002 and for some period thereafter. Accordingly, the consignment model is required to be applied to such shipments. Prior to those respective periods, the Company recognized revenue with respect to sales to Cardinal and McKesson upon shipment of product. Although the Company generally views approximately one month of supply as a desirable level of wholesaler inventory on a going-forward basis and as a level of wholesaler inventory representative of an industry average, in applying the consignment model to sales to Cardinal and McKesson, the Company defined inventory in excess of the wholesaler's ordinary course of business inventory level as inventory above two weeks and three weeks of supply, respectively, based on the levels of inventory that Cardinal and McKesson required to be used as the basis for negotiation of incentives granted.

        In March 2001, the Company entered into a distribution agreement with McKesson for provision of warehousing and order fulfillment services for the Company's Oncology Therapeutics Network (OTN), a specialty distributor of anti-cancer medicines and related products. Under the terms of the agreement, McKesson purchases oncology products to service OTN's fulfillment needs from a number of vendors, including the Company. Subsequent to shipment of product to McKesson, the Company has a significant continuing involvement in the transaction, including marketing the product to the end-user, invoicing the customer and collecting receivables from the customer on behalf of McKesson. In addition, OTN keeps all the credit risk and is responsible for shipping costs to the customer. The Company accounts for these sales using the consignment model and defers recognition of revenue until the products are sold by McKesson.

        These transactions resulted in deferred revenue of $470 million and $2,026 million as of December 31, 2002 and 2001, respectively. The Company recognized approximately $1,395 million of previously recorded deferred revenue as net sales in 2002. The Company projects approximately $422 million of deferred revenue to be recognized as net sales in 2003, a significant portion of which is expected to be recognized in the first quarter of 2003.

Note 12    PROPERTY, PLANT AND EQUIPMENT

        The major categories of property, plant and equipment follow:

	December 31,
	2002	2001
	(dollars in millions)
Land	$234	$216
Buildings	3,383	3,154
Machinery, equipment and fixtures	3,889	3,748
Construction in progress	1,187	854

	8,693	7,972
Less accumulated depreciation	3,372	3,085

	$5,321	$4,887

        Capitalized interest is included in the categories of property, plant and equipment shown above. The Company capitalized $16 million of interest in each of the years ended December 31, 2002 and 2001.

Note 13    GOODWILL

        The changes in the carrying amount of goodwill for the years ended December 31, 2002 and 2001 were as follows:

	Pharmaceuticals Segment	Nutritionals Segment	Other Healthcare Segment	Total
	(dollars in millions)
Balance as of December 31, 2000(1)	$944	$208	$202	$1,354
Amortization expense	(43)	(18)	(14)	(75)
Additions	3,837	1	2	3,840

Balance as of December 31, 2001	4,738	191	190	5,119
Purchase accounting adjustments relate to recent acquisitions:
Change in exit cost estimate	(165)	—	—	(165)
Purchase price and allocation adjustments	(89)	(1)	—	(90)

Balance as of December 31, 2002	$4,484	$190	$190	$4,864

  (1)
  Excludes $55 million of goodwill related to discontinued operations.

Note 14    INTANGIBLE ASSETS

        Intangible assets by major asset class are as follows:

	December 31,
	2002	2001
	(dollars in millions)
Patents/Trademarks	$214	$213
Licenses	554	514
Technology	1,783	1,783

	2,551	2,510
Less accumulated amortization	647	426

Net carrying amount	$1,904	$2,084

        Amortization expense for intangible assets (the majority of which is included in costs of products sold) for the years ended December 31, 2002, 2001 and 2000 was $269 million, $116 million and $80 million, respectively.

        Expected amortization expense for the next five years related to the current balance of intangible assets is as follows:

Years Ending December 31,	(dollars in millions)
2003	$223
2004	195
2005	195
2006	194
2007	192

Note 15    SHORT-TERM BORROWINGS AND LONG-TERM DEBT

        Included in short-term borrowings were amounts due to foreign banks of $89 million and $140 million, and current installments of long-term debt of $132 million and $34 million at December 31, 2002 and 2001, respectively. U.S. commercial paper outstanding at December 31, 2002 was $1,158 million, with an average interest rate of 1.40%. There was no commercial paper outstanding at December 31, 2001. The proceeds from the commercial paper issuances in 2002 were used for general corporate purposes. The average interest rate on short-term borrowings was 9.58% and 7.41%, and 2.77% and 4.03% on current installments of long-term debt at December 31, 2002 and 2001, respectively.

        During 2001, the Company consolidated two credit facilities, aggregating $500 million with a syndicate of lenders as support for its commercial paper program. The credit facility consists of a $500 million, five-year revolving credit facility, extendable at each anniversary date with the consent of the lenders. There were no borrowings outstanding under the credit facility at December 31, 2002. The Company had unused short-term lines of credit with foreign banks of $392 million at December 31, 2002.

        The components of long-term debt were:

	December 31,
	2002	2001
	(dollars in millions)
4.75% Notes, due in 2006	$2,570	$2,484
5.75% Notes, due in 2011	2,530	2,478
6.80% Debentures, due in 2026	345	345
7.15% Debentures, due in 2023	344	344
6.875% Debentures, due in 2097	296	296
2.14% Yen Notes, due in 2005	53	53
3.51% Euro Interest on Yen Principal Term Loan, due in 2005	49	49
5.75% Industrial Revenue Bonds, due in 2024	34	34
Variable Rate Industrial Revenue Bonds, due in 2030	15	15
Various Rate Yen Term Loans, due in 2003	—	62
1.73% Yen Notes, due in 2003	—	53
Capitalized Leases	13	17
Other	12	7

	$6,261	$6,237

        During 2001, the Company issued $5.0 billion of debt notes, of which $2.5 billion matures in 2006 and the remaining $2.5 billion matures in 2011. The Company has the option to redeem, at any time, all or a portion of the notes at a redemption price equal to the sum of: (1) the principal amount of the notes to be redeemed, plus accrued interest to the redemption date, and (2) a premium over face value paid to redeem the notes. The effective interest rates for these series of notes are 5.26% and 6.05%, respectively. The effective interest rates for all other issuances approximated the stated interest rate. The Company has entered into fixed to floating interest rate swaps for $3.0 billion of its long-term debt. Cash payments for interest were $375 million, $100 million and $112 million in 2002, 2001 and 2000, respectively.

	Payments due by period
	Total	2003	2004-2005	2006-2007
	(dollars in millions)
Long-Term Debt(1)	$2,744	$132	$111	$2,501

(1)
2003 payments are included in short-term borrowings on the Company's consolidated balance sheet.

        As a result of the previously disclosed restatement of previously issued financial statements, the Company delayed filing its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 (third quarter 2002 Form 10-Q). As previously disclosed, this delay resulted in a breach by the Company of delivery of SEC filing obligations under the 1993 Indenture (Indenture) between the Company and JPMorgan Chase Bank (formerly The Chase Manhattan Bank), under which the Company has approximately $6.1 billion of long-term debt outstanding, and certain other credit agreements, and gave certain rights to the trustee under the Indenture and the respective lenders under such credit agreements to accelerate maturity of the Company's indebtedness. Neither the trustee nor the respective lenders exercised their right to accelerate. The Company has filed the third quarter 2002 Form 10-Q with the SEC and cured the noncompliance with the abovementioned obligations in the Indenture and these other credit agreements. Accordingly, the debt outstanding under the Indenture and these other credit agreements no longer can be accelerated and, therefore, has been classified as long-term debt on the Company's consolidated balance sheet.

        At December 31, 2002, the Company had provided financial guarantees in the form of stand-by letters of credit and performance bonds. The majority of the stand-by letters of credit are with the U.S. Nuclear Regulatory Commission and Massachusetts Department of Public Health relating to the Company's Medical Imaging manufacturing operations and with insurance companies in support of third party liability programs. The performance bonds relate to the sale of Company product to various foreign ministries of health in the Middle East. The Company believes the significant majority of these guarantees will expire without being funded. The amounts of these obligations are presented in the following table:

	Expiration Period
	Total	Less than 1 year	1 to 2 years	No Expiry
	(dollars in millions)
Stand-by letters of credit	$60	$8	$12	$40
Performance bonds and guarantees	3	3	—	—

Total other commercial commitments	$63	$11	$12	$40

Note 16    STOCKHOLDERS' EQUITY

        Changes in capital shares, treasury stock and capital in excess of par value of stock were:

		Common Stock in Treasury
	Common Stock Shares Issued	Shares	Cost of Treasury Stock	Capital in Excess of Par Value of Stock
			(dollars in millions)
Balance, December 31, 1999	2,192,970,504	212,164,851	$7,291	$1,600
Issued pursuant to stock plans and options	4,911,457	(8,197,329)	118	469
Conversions of preferred stock	18,874	—	—	—
Purchases	—	40,398,204	2,311	—

Balance, December 31, 2000	2,197,900,835	244,365,726	9,720	2,069
Issued pursuant to stock plans and options	2,093,530	(7,175,057)	83	334
Conversions of preferred stock	16,111	—	—	—
Purchases	—	27,198,901	1,586	—

Balance, December 31, 2001	2,200,010,476	264,389,570	11,389	2,403
Issued pursuant to stock plans and options	802,797	(5,551,344)	(50)	88
Conversions of preferred stock	10,271	—	—	—
Purchases	—	5,156,354	163	—

Balance, December 31, 2002	2,200,823,544	263,994,580	$11,502	$2,491

        Each share of the Company's preferred stock is convertible into 16.96 shares of common stock and is callable at the Company's option. The reductions in the number of issued shares of preferred stock in 2002, 2001 and 2000 were due to conversions into shares of common stock.

        Dividends declared per common share were $1.12 in 2002, $1.11 in 2001 and $1.01 in 2000.

        The accumulated balances related to each component of other comprehensive income (loss) were as follows:

	Foreign Currency Translation	Deferred Loss on Effective Hedges	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Loss
	(dollars in millions)
Balance at December 31, 2000	$(1,103)	$—	$—	$(1,103)
Adoption of SFAS No. 133	—	26	—	26
Other comprehensive income (loss)	48	(88)	—	(40)

Balance at December 31, 2001	(1,055)	(62)	—	(1,117)
Other comprehensive income (loss)	125	18	(128)	15

Balance at December 31, 2002	$(930)	$(44)	$(128)	$(1,102)

        The Company expects to recognize $8 million of deferred hedging gains in earnings in the next twelve months.

Stock Compensation Plans

        Under the Company's 2002 Stock Incentive Plan, officers, directors and key employees may be granted options to purchase the Company's common stock at no less than 100% of the market price on the date the option is granted. Options generally become exercisable in installments of 25% per year on each of the first through the fourth anniversaries of the grant date and have a maximum term of 10 years. Additionally, the plan provides for the granting of stock appreciation rights whereby the grantee may surrender exercisable rights and receive common stock and/or cash measured by the excess of the market price of the common stock over the option exercise price. The plan also provides for the granting of performance-based stock options to certain key executives.

        Under the terms of the 2002 Stock Incentive Plan, authorized shares include 0.9% of the outstanding shares per year through 2007, as well as the number of shares tendered in a prior year to pay the purchase price of options and the number of shares previously utilized to satisfy withholding tax obligations upon exercise. Shares which were available for grant in a prior year but were not granted in such year and shares which were cancelled, forfeited or expired are also available for future grant. The plan incorporates the Company's long-term performance awards.

        In addition, the 2002 Stock Incentive Plan provides for the granting of up to 20,000,000 shares of common stock to key employees, subject to restrictions as to continuous employment. Restrictions generally expire over a five-year period from date of grant. Compensation expense is recognized over the restricted period. At December 31, 2002 and 2001, there were 1,705,503 and 1,286,771 restricted shares outstanding under the plan, respectively.

        Under the TeamShare Stock Option Plan, all full-time employees, excluding key executives, are granted options to purchase the Company's common stock at the market price on the date the options are granted. The Company has authorized 66,000,000 shares for issuance under the plan. Individual grants generally become exercisable evenly on the third, fourth, and fifth anniversary of the grant date and have a maximum term of 10 years. As of December 31, 2002, 31,334,729 shares have been exercised under the plan.

        The fair value of the options granted during 2002, 2001 and 2000 was estimated as $11.12 per common share, $22.59 per common share and $17.17 per common share, respectively, on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2002	2001	2000
Dividend yield	3.0%	1.5%	1.5%
Volatility	31.3%	28.6%	24.5%
Risk-free interest rate	5.0%	5.75%	6.3%
Assumed forfeiture rate	3.0%	3.0%	3.0%
Expected life (years)	7	7	7

        Stock option transactions were:

	Shares of Common Stock
			Weighted Average of Exercise Price of Shares Under Plan
	Available for Option Plans	Under Plan
Balance, December 31, 1999	20,535,797	129,264,309	$37.27
Authorized	17,827,251	—	—
Granted	(20,851,475)	20,851,475	49.72
Exercised	—	(17,605,519)	25.26
Lapsed	3,665,969	(3,665,969)	58.12

Balance, December 31, 2000	21,177,542	128,844,296	40.32
Authorized	17,581,816	—	—
Granted	(21,200,624)	21,200,624	62.45
Granted as a result of the Zimmer spin-off(1)	—	6,764,516	41.87
Exercised	—	(13,916,580)	25.17
Lapsed	13,578,556	(13,578,556)	52.92

Balance, December 31, 2001	31,137,290	129,314,300	42.19
Authorized	21,708,554	—	—
Granted	(40,112,732)	40,112,732	37.55
Exercised	—	(7,352,080)	21.64
Lapsed	12,878,965	(12,878,965)	51.44

Balance, December 31, 2002	25,612,077	149,195,987	$41.20

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

        The following tables summarize information concerning the Company's stock compensation plans and currently outstanding and exercisable options:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	118,633,508	$41.78	20,107,830
Equity compensation plans not approved by security holders	30,562,479	38.97	5,504,247

	149,195,987	$41.20	25,612,077

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$10 — $20	16,807,259	1.66	$13.96	16,807,259	$13.96
$20 — $30	34,318,842	7.11	$26.44	13,286,780	$22.67
$30 — $40	9,458,923	4.22	$32.41	9,411,923	$32.42
$40 — $50	50,023,642	6.93	$46.97	25,961,152	$46.92
$50 — $60	17,795,418	8.01	$58.00	4,532,074	$58.18
$60 and up	20,791,903	6.49	$63.34	13,473,528	$63.09

	149,195,987			83,472,716

        At December 31, 2002, 233,046,550 shares of common stock were reserved for issuance pursuant to stock plans, options and conversions of preferred stock. Options related to discontinued operations and included in the above amounts are not material.

Note 17 FINANCIAL INSTRUMENTS

        The Company is exposed to market risk due to changes in currency exchange rates and interest rates. As a result, the Company utilizes foreign exchange option and forward contracts to offset the effect of exchange rate fluctuations on anticipated foreign currency transactions, primarily intercompany inventory purchases expected to occur within the next year.

        The Company had exposures to net foreign currency denominated assets and liabilities, which approximated $2,093 million and $2,079 million at December 31, 2002 and 2001, respectively, primarily in Europe, Japan, Mexico and Canada. The Company mitigates the effect of these exposures through third-party borrowings. The exposures to net foreign currency denominated assets and liabilities related to discontinued operations and included in the above amounts are not material.

        Foreign exchange option contracts and forward contracts are used to hedge anticipated transactions. The Company's primary foreign currency exposures in relation to the U.S. dollar are the euro, Canadian dollar, Japanese yen and Mexican peso. The notional amounts of the Company's foreign exchange derivative contracts at December 31, 2002 and 2001, were $1,775 million and $1,387 million, respectively. For these derivatives, which qualify as hedges of future cash flows, the effective portion of changes in fair value is temporarily recorded in comprehensive income and then recognized in earnings when the hedged item affects earnings. Any ineffective portion of hedges is reported in earnings as it occurs. The notional amounts of foreign exchange derivative contracts related to discontinued operations and included in the above amounts are not material. The fair value of option and forward contracts, which is recorded in prepaid expenses, at December 31, 2002 and 2001 was $41 million and $27 million, respectively. The fair values of the Company's derivative instruments are based on relevant market information including current forward currency exchange rates and current interest rates. The fair value of option contracts is estimated by using the Black-Scholes model and is based on year-end currency rates. The fair value of foreign exchange forward contracts is based on year-end forward currency rates.

        The Company uses derivative instruments as part of its interest rate risk management policy. The derivative instruments used include fixed to floating rate interest rate swaps, which are subject to fair-value hedge accounting treatment. During 2002, the Company entered into several fixed to floating interest rate swap contracts with five financial institutions. The notional amount of these transactions was $3.0 billion. For the period ended December 31, 2002, in accordance with SFAS No. 133, the Company recognized a reduction of interest expense of $23 million that reflects the benefit of the lower floating rate obtained in the swap as compared to the fixed rate of the underlying debt. The swap contracts as well as the underlying debt being hedged are recorded at fair value, which resulted in an increase in current assets and long-term debt of $133 million. Swap contracts are generally held to maturity and the Company does not use derivative financial instruments for trading or speculative purposes.

        In 2001, the Company entered into interest rate hedge contracts, with a notional amount of $2.0 billion, to manage the exposure to changes in interest rates for long-term fixed-rate debt issues in connection with the DuPont and ImClone transactions (see Note 2, Alliances and Investments, and Note 4, Acquisitions and Divestitures, to these consolidated financial statements). The contracts were designated as hedges of the variability of the cash flows due to changes in the long-term benchmark interest rates. Also, in 2001, the Company settled all existing interest rate hedge contracts, and recorded the contract settlements at fair value, resulting in a $69 million deferred loss, net of taxes, in accumulated other comprehensive loss, which is being recognized as a yield adjustment over the terms of the related borrowings.

        The carrying amount of the Company's other financial instruments, which include cash equivalents, marketable securities, accounts receivable and accounts payable, approximates their fair value at December 31, 2002 and 2001. For long-term debt (other than noted above) the difference between the fair value and carrying value is not material.

Note 18 SEGMENT INFORMATION

        Effective in the first quarter of 2002, the Company reorganized into three groups in support of being a pharmaceutical company with related healthcare businesses. As a result of this reorganization, there are three reportable segments—Pharmaceuticals, Nutritionals and Other Healthcare. The Pharmaceuticals segment is comprised of the global pharmaceutical and international (excluding Japan) consumer medicines businesses. The Nutritionals segment consists of Mead Johnson Nutritionals, primarily an infant formula business. The Other Healthcare segment consists of the ConvaTec, Medical Imaging, and Consumer Medicines (U.S. and Japan) businesses.

        The Company's products are sold principally to the wholesale and retail trade both nationally and internationally. Certain products are also sold to other drug manufacturers, hospitals and the medical profession. Three wholesalers each accounted for approximately 14% of the Company's net sales in 2002 and 2001. In 2000, two wholesalers accounted for 12% and 10%, respectively, of the Company's net sales. These sales were concentrated in the Pharmaceuticals segment.

        Sales of selected products and product categories are as follows:

(dollars in millions)	2002	2001	2000
Pharmaceuticals
PRAVACHOL	$2,266	$2,101	$1,766
Oncology Therapeutics Network	1,900	1,433	1,080
PLAVIX*	1,890	1,171	889
TAXOL®	857	1,112	1,561
PARAPLATIN	727	592	654
AVAPRO*	586	487	361
SUSTIVA	455	68	—
ZERIT	443	515	578
MONOPRIL	426	413	404
COUMADIN	300	63	—
GLUCOPHAGE* XR	297	230	33
VIDEX/VIDEX EC	262	240	207
GLUCOVANCE*	246	269	—
SERZONE	221	334	318
GLUCOPHAGE* IR	220	1,838	1,718
Nutritionals
Infant formulas	1,176	1,226	1,195
Other Healthcare
Ostomy	459	444	425
CARDIOLITE	299	66	—
Wound Care	276	248	228

BUSINESS SEGMENTS

				Earnings Before Minority Interest and Income Taxes
	Net Sales						Year-end Assets
(dollars in millions)
	2002	2001	2000	2002	2001	2000	2002	2001	2000
Pharmaceuticals	$14,705	$14,941	$14,566	$2,413	$1,158	$4,371	$11,046	$12,111	$9,408
Nutritionals	1,828	1,827	1,820	444	482	348	1,075	1,100	1,082
Other Healthcare	1,586	1,219	1,152	394	287	252	1,279	1,414	615

Total segments	18,119	17,987	17,538	3,251	1,927	4,971	13,400	14,625	11,105
Corporate/Other	—	—	—	(604)	291	276	11,474	13,187	6,651

Total	$18,119	$17,987	$17,538	$2,647	$2,218	$5,247	$24,874	$27,812	$17,756

        Included in earnings before minority interest and income taxes of the operating segments is a cost of capital charge. The elimination of the cost of capital charge is included in Corporate/Other. In addition, Corporate/Other principally consists of interest income, interest expense, certain administrative expenses and allocations to the business segments of certain corporate programs. Corporate/Other also includes the gain on sales of businesses/product lines of $30 million, $475 million and $216 million in 2002, 2001 and 2000, respectively, a provision for restructuring and other items of $68 million, $564 million and $483 million in 2002, 2001 and 2000, respectively, and a litigation settlement provision of $659 million and $77 million in 2002 and 2001, respectively.

        The Pharmaceuticals segment includes a charge for acquired in-process research and development of $169 million, $2,772 million and $38 million in 2002, 2001 and 2000, respectively. In addition,

Pharmaceuticals includes $74 million of deductions and customer chargebacks related to abandoned product lines that are included as a reduction of net sales in 2001.

        Corporate/Other assets consist of cash and cash equivalents, time deposits and marketable securities, goodwill, and certain other assets.

	Capital Expenditures			Depreciation
(dollars in millions)
	2002	2001	2000	2002	2001	2000
Pharmaceuticals	$884	$706	$484	$313	$328	$293
Nutritionals	72	57	38	45	46	42
Other Healthcare	25	70	15	17	14	16

Total segments	981	833	537	375	388	351
Corporate/Other	55	143	69	52	62	57

Total(1)	$1,036	$976	$606	$427	$450	$408

(1)
Capital expenditures and depreciation expense on the consolidated statement of cash flows includes capital expenditures related to discontinued operations of $17 million and $58 million in 2001 and 2000, respectively, and $31 million and $53 million of depreciation expense related to discontinued operations in 2001 and 2000, respectively.

GEOGRAPHIC AREAS

	Net Sales			Year-end Assets
(dollars in millions)
	2002	2001	2000	2002	2001	2000
United States	$11,361	$11,744	$11,461	$15,531	$21,598	$10,817
Europe, Mid-East and Africa	4,041	3,607	3,405	4,275	4,280	4,453
Other Western Hemisphere	1,215	1,289	1,312	4,149	1,135	1,376
Pacific	1,502	1,347	1,360	919	799	1,110

Total	$18,119	$17,987	$17,538	$24,874	$27,812	$17,756

Note 19 LEASES

        Minimum rental commitments under all non-cancelable operating leases, primarily real estate, in effect at December 31, 2002, were:

Years Ending December 31,	(dollars in millions)
2003	$86
2004	69
2005	52
2006	40
2007	36
Later years	56

Total minimum payments	339
Less total minimum sublease rentals	63

Net minimum rental commitments	$276

        Operating lease rental expense (net of sublease rental income of $25 million in 2002 and in 2001, and $21 million in 2000) was $95 million in 2002, $80 million in 2001 and $85 million in 2000.

Note 20 RETIREMENT PLANS

        The Company and certain of its subsidiaries have defined benefit pension plans and defined contribution plans for regular full-time employees. The principal pension plan is the Bristol-Myers Squibb Retirement Income Plan. The funding policy is to contribute amounts to provide for current service and to fund past service liability. Plan benefits are based primarily on years of credited service and on the participant's compensation. Plan assets consist principally of equity and fixed-income securities.

        During 2001, the Company had a domestic curtailment/settlement loss of approximately $25 million resulting from reductions in employment levels primarily in connection with restructuring activities and the Clairol divestiture.

        Cost of the Company's defined benefit plans included the following components:

	2002	2001	2000
	(dollars in millions)
Service cost — benefits earned during the year	$158	$152	$159
Interest cost on projected benefit obligation	270	246	235
Expected earnings on plan assets	(400)	(361)	(332)
Net amortization and deferral	20	15	3

Net pension expense	48	52	65
Curtailments and settlements	(3)	25	—

Total pension expense	$45	$77	$65

        The weighted-average actuarial assumptions for the Company's pension plans were as follows:

	December 31,
	2002	2001	2000
Discount rate	6.75%	7.25%	7.75%
Compensation increase	4.00%	4.25%	4.75%
Long-term rate of return on plan assets	9.00%	10.00%	10.00%

        Changes in projected benefit obligation and plan assets were:

	December 31,
	2002	2001	2000
	(dollars in millions)
Benefit obligation at beginning of year	$3,914	$3,294	$3,137
Service cost—benefits earned during the year	158	152	159
Interest cost on projected benefit obligation	270	246	235
Curtailments and settlements	(13)	(171)	—
Transfer from DuPont	7	313	—
Actuarial losses	142	360	22
Benefits paid	(416)	(280)	(259)

Benefit obligation at end of year	$4,062	$3,914	$3,294

Fair value of plan assets at beginning of year	$3,508	$3,523	$3,490
Actual earnings (losses) on plan assets	(430)	(188)	25
Employer contribution	547	300	267
Settlements	(10)	(65)	—
Transfer from DuPont	68	218	—
Benefits paid	(416)	(280)	(259)

Fair value of plan assets at end of year	$3,267	$3,508	$3,523

Plan assets in excess of (less than) projected benefit obligation	$(795)	$(406)	$229
Unamortized net obligation at adoption	5	6	7
Unrecognized prior service cost	95	107	55
Unrecognized net (gains) and losses	1,635	645	(83)

Net amount recognized	$940	$352	$208

Amounts recognized in the consolidated balance sheet consist of:
Prepaid benefit cost	$1,124	$629	$405
Accrued benefit liability	(322)	(314)	(214)
Other asset	10	37	17
Other comprehensive income	128	—	—

Net amount recognized	$940	$352	$208

        The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $669 million, $577 million and $289 million, respectively, as of December 31, 2002, $665 million, $562 million and $306 million, respectively, as of December 31, 2001 and $332 million, $254 million and $47 million, respectively, as of December 31, 2000. This is attributable primarily to a U.S unfunded benefit equalization plan, several plans in international markets and, at December 31, 2001, a DuPont Pharmaceuticals Company U.S. pension plan.

        At December 31, 2002, the unrecognized net actuarial loss, determined based on the market related value of plan assets, was $971 million. This amount exceeded 10% of the greater of the projected benefit obligation or the market related value of plan assets by $565 million. Unless offset by future unrecognized gains from higher discount rates or higher than expected returns on plan assets, amortization of this $565 million unrecognized loss is expected to increase pension expense for 2003 and each of the following nine years by approximately $57 million per year.

        Several plans had underfunded accrued benefit obligations that exceeded their accrued benefit liabilities at December 31, 2002. Additional minimum liabilities were established to increase the accrued benefit liabilities to the values of the underfunded accrued benefit obligations. This totaled $138 million for a U.S. unfunded benefit equalization plan and for the plans in the U.K., Japan, Canada and Belgium. The additional minimum liability was offset by the creation of a $10 million intangible asset and $128 million charge in other comprehensive income included in stockholders' equity.

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

        The Company reduced its assumed discount rate for the major pension plans in response to a decline in corporate bond yields. The Company also reduced the 2003 expected long-term rate of return on U.S. plan assets from 10% to 9% following a reassessment of the long-term outlook. In addition, the Company revised, based on a change in its expectations of future terminations and retirements, its retirement and turnover assumptions. The pension expense for the Company's defined benefit pension plans is expected to increase in 2003 by approximately $120 million compared to 2002, reflecting, among other things, lower assumed discount rate and expected long-term rate of return on U.S. plan assets and negative asset returns in 2001 and 2002.

        The principal defined contribution plan is the Bristol-Myers Squibb Savings and Investment Program. The Company's contribution is based on employee contributions and the level of Company match. The Company's contributions to the plan were $50 million in 2002, $54 million in 2001 and $53 million in 2000.

Note 21 POSTRETIREMENT BENEFIT PLANS OTHER THAN PENSIONS

        The Company provides comprehensive medical and group life benefits for substantially all U.S. retirees who elect to participate in its comprehensive medical and group life plans. The medical plan is contributory. Contributions are adjusted periodically and vary by date of retirement and the original retiring Company. The life insurance plan is noncontributory. Plan assets consist principally of equity securities and fixed-income securities.

        Cost of the Company's postretirement benefit plans included the following components:

(dollars in millions)	2002	2001	2000
Service cost—benefits earned during the year	$9	$10	$9
Interest cost on accumulated postretirement benefit obligation	46	45	39
Expected earnings on plan assets	(19)	(17)	(17)
Net amortization and deferral	2	1	(2)
Curtailments	—	3	—

Net postretirement benefit expense	$38	$42	$29

        The weighted-average actuarial assumptions for the Company's postretirement benefit plans were as follows:

	December 31,
	2002	2001	2000
Discount rate	6.75%	7.25%	7.75%
Long-term rate of return	9.00%	10.00%	10.00%

        Changes in benefit obligation and plan assets were:

	2002	2001	2000
	(dollars in millions)
Benefit obligation at beginning of year	$639	$548	$521
Service cost—benefits earned during the year	9	10	9
Interest cost on accumulated postretirement benefit obligation	46	45	39
Plan participants' contributions	4	3	2
Actuarial (gains) and losses	56	77	21
Curtailments	—	5	—
Benefits paid	(59)	(49)	(44)

Benefit obligation at end of year	$695	$639	$548

Fair value of plan assets at beginning of year	$168	$179	$152
Actual earnings on plan assets	(26)	(11)	6
Employer contribution	77	46	63
Plan participants' contributions	4	3	2
Benefits paid	(59)	(49)	(44)

Fair value of plan assets at end of year	$164	$168	$179

Accumulated postretirement benefit obligation in excess of plan assets	$(531)	$(471)	$(369)
Unrecognized prior service cost	(5)	(5)	(5)
Unrecognized net (gains) and losses	169	70	(22)

Accrued postretirement benefit expense	$(367)	$(406)	$(396)

        The reported curtailments relate to the Company's restructuring and divestiture activities.

        For measurement purposes, an annual rate of increase in the per capita cost of covered health care benefits of 11% for participants was assumed for 2003; the rate was assumed to decrease gradually to 4.5% in 2010 and to remain at that level thereafter.

        A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage- Point Increase	1-Percentage- Point Decrease
	(dollars in millions)
Effect on the aggregate of the service and interest cost components of net postretirement benefit expense	$2	$(2)
Effect on the accumulated postretirement benefit obligation	$33	$(30)

BRISTOL-MYERS SQUIBB COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 22    LITIGATION MATTERS

        Various lawsuits, claims and proceedings are pending against the Company and certain of its subsidiaries. In accordance with SFAS No. 5, Accounting for Contingencies, the Company records accruals for such contingencies when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. In the years ended December 31, 2002 and 2001, the Company recognized $669 million (includes $10 million for discontinued operations) and $77 million, respectively, related to litigation matters. The most significant of the Company's litigation matters are described below.

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

PLAVIX* LITIGATION

        The Company is part of an entity that is a plaintiff in two pending patent infringement lawsuits in the United States District Court for the Southern District of New York, entitled Sanofi-Synthelabo, Sanofi-Synthelabo Inc., and Bristol-Myers Squibb Sanofi Pharmaceuticals Holding Partnership v. Apotex Inc. and Apotex Corp., 02-CV-2255 (RWS) and Sanofi-Synthelabo, Sanofi-Synthelabo Inc. and Bristol-Myers Squibb Sanofi Pharmaceuticals Holding Partnership v. Dr. Reddy's Laboratories, LTD, and Dr. Reddy's Laboratories, Inc., 02-CV-3672 (RWS). The suits are based on U.S. Patent No. 4,847,265, which discloses and claims, among other things, the hydrogen sulfate salt of clopidogrel, which is marketed as PLAVIX*, and on U.S. Patent No. 5,576,328, which discloses and claims, among other things, the use of clopidogrel to prevent a secondary ischemic event. Plaintiffs' infringement position is based on defendants' filing of their Abbreviated New Drug Applications with the FDA, seeking approval to sell generic clopidogrel prior to the expiration of the patents in suit.

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

Note 23    SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

2002: (dollars in millions, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net Sales	$4,661	$4,127	$4,537	$4,794	$18,119
Gross Margin	3,159	2,661	2,883	3,028	11,731
Earnings from Continuing Operations(1)	842	479	339	374	2,034
Discontinued Operations, net(2)	14	—	18	—	32

Net Earnings	$856	$479	$357	$374	$2,066

Earnings per common share
Basic
Earnings from Continuing Operations(1)	$.43	$.25	$.18	$.19	$1.05
Discontinued Operations, net(2)	.01	—	.01	—	.02

Net Earnings	$.44	$.25	$.19	$.19	$1.07

Diluted(3)
Earnings from Continuing Operations(1)	$.43	$.25	$.17	$.19	$1.05
Discontinued Operations, net(2)	.01	—	.01	—	.02

Net Earnings	$.44	$.25	$.18	$.19	$1.07

Dividends declared per common share	$.280	$.280	$.280	$.280	$1.12
2001: (dollars in million, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net Sales	$4,589	$4,286	$4,500	$4,612	$17,987
Gross Margin	3,326	3,020	3,183	3,005	12,534
Earnings (loss) from Continuing Operations(1)	1,217	954	1,173	(1,301)	2,043
Discontinued Operations, net(2)	93	99	14	2,585	2,791

Net Earnings	$1,310	$1,053	$1,187	$1,284	$4,834

Earnings per common share:
Basic
Earnings from Continuing Operations(1)	$.62	$.49	$.60	$(.67)	$1.05
Discontinued Operations, net(2)	.05	.05	.01	1.33	1.44

Net Earnings	$.67	$.54	$.61	$.66	$2.49

Diluted(3)
Earnings from Continuing Operations(1)	$.61	$.49	$.60	$(.67)	$1.04
Discontinued Operations, net(2)	.05	.05	.01	1.33	1.42

Net Earnings	$.66	$.54	$.61	$.66	$2.46

Dividends declared per Common Share	$.275	$.275	$.275	$.280	$1.11

Note: Earnings per share for the quarters may not add to the amounts for the year, as each period is computed on a discrete basis.

(1)
2002 includes a gain from the sale of product lines of $30 million in the first quarter. The first, third and fourth quarters include write-offs for acquired in-process research and development of $160 million, $7 million and $2 million, respectively. The second and fourth quarters include provisions for restructuring and other items of $4 million and $93 million, respectively. The first and third quarters include reversals of prior period restructuring and other items of $1 million and $28 million, respectively. Litigation settlement charges of $90 million and $569 million were included in the first and third quarters, respectively. Also, the third quarter includes a $379 million asset impairment charge for ImClone. In 2001, the first, second, third and fourth quarters include gain on sales of businesses/product lines of $32 million, $67 million, $287 million and $89 million, respectively. The first, third and fourth quarters include write-offs for acquired in-process research and development of $3 million, $23 million and $2,746 million, respectively. The second quarter includes a reversal of prior period restructuring and other liabilities of $9 million. The third and fourth quarters include provisions for restructuring and other items of $177 million and $470 million, respectively. The third and fourth quarters include litigation settlement charges of $42 million and $35 million, respectively.

(2)
In 2002, the first quarter discontinued operations results included a purchase price adjustment related to the Clairol transaction of $24 million. The third quarter discontinued operations results included a litigation provision of $10 million and a gain adjustment relating to the Clairol transaction of $41 million. In 2001, the fourth quarter discontinued operations results included a gain on the sale of a business related to the Clairol transaction of $4.3 billion.

(3)
Common equivalent shares excluded from the computation of diluted earnings per share because the effect would be antidilutive were as follows (in millions):
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2002	81	119	124	121	121
2001	43	45	44	130	43

Report of Independent Accountants

To the Board of Directors
and Stockholders of
Bristol-Myers Squibb Company

        In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Bristol-Myers Squibb Company and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As described in Note 1, Accounting Policies, the Company in 2001 changed its method of accounting for business combinations and goodwill arising from transactions consummated subsequent to June 30, 2001 and in 2002 changed its method of accounting for goodwill arising from transactions consummated prior to July 1, 2001 and for the impairment of long-lived assets.

/s/ PricewaterhouseCoopers LLP PricewaterhouseCoopers LLP New York, New York March 26, 2003

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  (a)
  Reference is made to the 2003 Proxy Statement to be filed on or before April 4, 2003 with respect to the Directors of the Registrant, which is incorporated herein by reference and made a part hereof in response to the information required by Item 10.

  (b)
  The information required by Item 10 with respect to the Executive Officers of the Registrant has been included in Part IA of this Form 10-K in reliance on General Instruction G of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

Item 11.    EXECUTIVE COMPENSATION.

        Reference is made to the 2003 Proxy Statement to be filed on or before April 4, 2003 with respect to Executive Compensation, which is incorporated herein by reference and made a part hereof in response to the information required by Item 11.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        Reference is made to the 2003 Proxy Statement to be filed on or before April 4, 2003 with respect to the security ownership of certain beneficial owners and management, which is incorporated herein by reference and made a part hereof in response to the information required by Item 12.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        Reference is made to the 2003 Proxy Statement to be filed on or before April 4, 2003 with respect to certain relationships and related transactions, which is incorporated herein by reference and made a part hereof in response to the information required by Item 13.

Item 14.    CONTROLS AND PROCEDURES.

        The Company restated its consolidated financial statements for the three years ended December 31, 2001, including the corresponding 2001 and 2000 interim periods, and the quarterly periods ended March 31, 2002 and June 30, 2002. For a description of the restatement, see Amendment No. 1 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 2001 and Amendments No. 1 to the Company's Quarterly Reports on Form 10-Q/A for the quarterly periods ended March 31, 2002 and June 30, 2002.

        Within 90 days prior to the filing date of this Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of its chief executive officer and chief financial officer, pursuant to Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended, of the effectiveness of the design and operation of its disclosure controls and procedures.

        In making this evaluation, the Company has considered matters relating to its restatement of previously issued financial statements, including the substantial process that was undertaken to ensure that all material adjustments necessary to correct the previously issued financial statements were recorded. The Company believes that certain of the restatement adjustments occurred because the Company's control processes and procedures related to the matters underlying such adjustments were not effective. The Company has also considered the two "material weaknesses" (as defined under standards established by the American Institute of Certified Public Accountants) relating to its accounting and public financial reporting of significant matters and to its initial recording and management review and oversight of certain accounting matters, that were identified and communicated to the Company and its Audit Committee by the Company's independent auditors in connection with their audits of the restatement of previously issued financial statements and the consolidated financial statements for the year ended December 31, 2002.

        In the last year, the Company searched for and hired a new chief financial officer from outside the Company, restaffed the controller position, created a position of chief compliance officer and changed leadership at the Pharmaceuticals group.

        In response to the wholesaler inventory buildup and the other matters identified as restatement adjustments, under the direction of the Audit Committee, in the last year, senior management has directed that the Company dedicate resources and take steps to strengthen control processes and procedures in order to identify and rectify past accounting errors and prevent a recurrence of the circumstances that resulted in the need to restate prior period financial statements. The Company also revised its budgeting process to emphasize a bottom-up approach in contrast to a top-down approach. The Company has implemented a review and certification process of its annual and quarterly reports under the Securities Exchange Act of 1934, as amended (Exchange Act), as well as processes designed to enhance the monitoring of wholesaler inventories. In addition, the Company is in the process of expanding its business risks and disclosure group, which includes senior management, including the chief executive officer and the chief financial officer, and is taking a number of additional steps designed to create a more open environment for communications and flow of information throughout the Company. The Company continues to identify and implement actions to improve the effectiveness of its disclosure controls and procedures and internal controls, including plans to enhance its resources and training with respect to its financial reporting and disclosure responsibilities, and to review its actions with its Audit Committee and independent auditors.

        Based on this evaluation, the Company's chief executive officer and chief financial officer concluded that as of the evaluation date, such disclosure controls and procedures were reasonably designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

        Other than as described above, since the evaluation date by the Company's management of its internal controls, there have not been any significant changes in the internal controls or in other factors that could significantly affect the internal controls.

PART IV

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (a)

Page Number
1.	Consolidated Financial Statements	48-51
	Notes to Consolidated Financial Statements	52-96
	Report of Independent Accountants	97
2.	Financial Statement Schedule
	Schedule Number	Page Number
Valuation and Qualifying Accounts	II	111

        All other schedules not included with this additional financial data are omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

    3.
    Exhibit List

        The Exhibits listed below are identified by numbers corresponding to the Exhibit Table of Item 601 of Regulation S-K. The Exhibits designated by two asterisks (**) are management contracts or compensatory plans or arrangements required to be filed pursuant to this Item 15. Unless otherwise indicated, all Exhibits are part of Commission File Number 1-1136.

3a.
Restated Certificate of Incorporation of Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 4a to Registrant's Registration Statement on Form S-3, Registration Statement No. 33-33682, dated March 7, 1990, as amended as of May 5, 1999 by Certificate of Amendment incorporated herein by reference to Exhibit 3a to Form 10-K for the fiscal year ended December 31,1999).
3b.	Bylaws of Bristol-Myers Squibb Company, as amended as of March 4, 2003 (filed herewith).
4a.	Letter of Agreement dated March 28, 1984 (incorporated herein by reference to Exhibit 4 to Form 10-K for the fiscal year ended December 31, 1983).
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
**10a.
Bristol-Myers Squibb Company 1997 Stock Incentive Plan, effective as of May 6, 1997 and as amended effective July 17, 2002 (incorporated herein by reference to Exhibit 10a to the Form 10-Q for the quarterly period ended June 30, 2002).
**10b.
Bristol-Myers Squibb Company 2002 Stock Incentive Plan, effective as of May 7, 2002 and as amended effective July 17, 2002 (incorporated herein by reference to Exhibit 10b to the Form 10-Q for the quarterly period ended June 30, 2002).
**10c.	Bristol-Myers Squibb Company TeamShare Stock Option Plan, as amended and restated effective September 10, 2002 (filed herewith).
**10d.	Bristol-Myers Squibb Company Executive Performance Incentive Plan (incorporated herein by reference to Exhibit 10b to the Form 10-K for the fiscal year ended December 31, 1996).
**10e.
Bristol-Myers Squibb Company 1983 Stock Option Plan, as amended and restated as of January 1, 1997, as amended November 3, 1998 (incorporated herein by reference to Exhibit 10c to the Form 10-K for the fiscal year ended December 31, 1998).
**10f.	Squibb Corporation 1982 Option, Restricted Stock and Performance Unit Plan, as amended (incorporated herein by reference to Exhibit 10b to the Form 10-K for the fiscal year ended December 31, 1993).
**10g.
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
**10j.
Benefit Equalization Plan of Bristol-Myers Squibb Company and its Subsidiary or Affiliated Corporations Participating in the Bristol-Myers Squibb Company Savings and Investment Program, as amended and restated effective as of January 1, 1996 (incorporated herein by reference to Exhibit 10h to the Form 10-K for the fiscal year ended December 31, 2001).
**10k.
Squibb Corporation Supplementary Pension Plan, as amended (as previously amended and restated, incorporated herein by reference to Exhibit 19g to the Form 10-K for the fiscal year ended December 31, 1991; as amended as of September 14, 1993, and incorporated herein ence to Exhibit 10g to the Form 10-K for the fiscal year ended December 31, 1993).
**101.
Bristol-Myers Squibb Company Restricted Stock Award Plan, as amended (as adopted on November 7, 1989, incorporated herein by reference bit 10t to the Form 10-K for the fiscal year ended December 31, 1989; as amended on December 4, 1990, incorporated herein by e to Exhibit 19a to the Form 10-K for the fiscal year ended December 31, 1990; as amended effective July 1, 1993, incorporated y reference to Exhibit 10h to the Form 10-K for the fiscal year ended December 31, 1993; as amended effective December 6, 1994, ated herein by reference to Exhibit 10h to the Form 10-K for the fiscal year ended December 31, 1994).
**10m.
Bristol-Myers Squibb Company Retirement Income Plan for Non-Employee Directors, as amended to March 5, 1996 (incorporated herein by e to Exhibit 10k to the Form 10-K for the fiscal year ended December 31, 1996).
**10n.
Bristol-Myers Squibb Company 1987 Deferred Compensation Plan for Non-Employee Directors, as amended to January 13, 1998 (incorporated y reference to Exhibit 101 to the Form 10-K for the fiscal year ended December 31, 1997).
**10o.
Bristol-Myers Squibb Company Non-Employee Directors' Stock Option Plan, as amended (as approved by the Stockholders on May 1, 1990, ated herein by reference to Exhibit 28 to Registration Statement No. 33-38587 on Form S-8; as amended May 7, 1991, incorporated by reference to Exhibit 19c to the Form 10-K for the fiscal year ended December 31, 1991), as amended January 12, 1999 rated herein by reference to Exhibit 10m to the Form 10-K for the fiscal year ended December 31, 1998).
**10p.
Squibb Corporation Deferral Plan for Fees of Outside Directors, as amended (as adopted, incorporated herein by reference to Exhibit 10e Squibb Corporation Form 10-K for the fiscal year ended December 31, 1987, File No. 1-5514; as amended effective December 31, corporated herein by reference to Exhibit 10m to the Form 10-K for the fiscal year ended December 31, 1992).
**10q.
Amendment to all of the Company's plans, agreements, legal documents and other writings, pursuant to action of the Board of Directors on October 3, 1989, to reflect the change of the Company's name to Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 10v to the Form 10-K for the fiscal year ended December 31, 1989).
**10r.
Employment and Separation Agreement dated as of June 5, 2002 between the Registrant and Peter S. Ringrose (incorporated herein by reference to Exhibit 10r to the Form 10-Q for the quarterly period ended June 30, 2002).

**10s.
Form of Agreement entered into between the Registrant and each of the following officers effective on the following dates: Lamberto, August 30, 2002; Harrison M. Bains, Jr., May 8, 2002; Stephen E. Bear, December 4, 2001; Andrew R. J. Bonfield, September 2; Wendy Dixon, March 20, 2002; Peter R. Dolan, July 29, 1999; Donald J. Hayden, Jr., July 30, 1999; Tamar D. Howson, October 1; John L. McGoldrick, August 10, 1999; Dean J. Mitchell, May 7, 2002; Peter S. Ringrose, Ph.D., August 5, 1999; and John L. August 5, 1999 (incorporated herein by reference to Exhibit 10q to the Form 10-Q for the quarterly period ended September 30, 1999.
21.	Subsidiaries of the Registrant (filed herewith).
23.	Consent of PricewaterhouseCoopers LLP (filed herewith).
99.1	Section 906 Certification Letter (filed herewith).
99.2	Section 906 Certification Letter (filed herewith).
  (b)
  Reports on Form 8-K

        On November 1, 2002, the Company filed a Form 8-K in connection with its expected restatement, including as an exhibit to such Form 8-K its press release dated October 24, 2002.

        On November 15, 2002, the Company filed a Form 8-K, announcing the expected filing dates for its third quarter 2002 Form 10-Q and amended filings and disclosing certain matters in connection with the restatement and the delay in filing of the third quarter 2002 Form 10-Q. The Company included as an exhibit to such Form 8-K its press release dated November 15, 2002.

        * Indicates, in this Form 10-K, brand names of products which are registered trademarks not owned by the Company or its subsidiaries. ERBITUX is a trademark of ImClone Systems Incorporated; AVAPRO, APROVEL, AVALIDE and PLAVIX are trademarks of Sanofi-Synthelabo S.A.; GLUCOPHAGE IR, GLUCOPHAGE XR, GLUCOVANCE and METAGLIP are trademarks of Merck Sante S.A.S., an associate of Merck KGaA of Darmstadt, Germany; ABILIFY is a trademark of Otsuka Pharmaceutical Company, Ltd.; CORZIDE, DELESTROGEN, CORGARD and FLORINEF are trademarks of King Pharmaceuticals, Inc.; VIACTIV is a trademark of McNeil-PPC, Inc.; SOLAGE is a trademark of Galderma S.A.; OVCON is a trademark of Warner Chilcott, Inc.; SEA BREEZE is a trademark of Shiseido Company, Ltd.; VANIQA is a trademark of Women First Healthcare Inc.; and MOISTUREL, DURICEF and ESTRACE are trademarks of Galen (Chemicals) Limited.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRISTOL-MYERS SQUIBB COMPANY (Registrant)
By	/s/ PETER R. DOLAN Peter R. Dolan Chairman of the Board of Directors and Chief Executive Officer
Date: March 28, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PETER R. DOLAN (Peter R. Dolan)	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 28, 2003
/s/ ANDREW R.J. BONFIELD (Andrew R.J. Bonfield)	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 28, 2003
/s/ DAVID L. ZABOR (David L. Zabor)	Vice President and Controller (Principal Accounting Officer)	March 28, 2003
/s/ ROBERT E. ALLEN (Robert E. Allen)	Director	March 28, 2003
/s/ LEWIS B. CAMPBELL (Lewis B. Campbell)	Director	March 28, 2003

/s/ VANCE D. COFFMAN (Vance D. Coffman)	Director	March 28, 2003
/s/ ELLEN V. FUTTER (Ellen V. Futter)	Director	March 28, 2003
/s/ LOUIS V. GERSTNER, JR. (Louis V. Gerstner, Jr.)	Director	March 28, 2003
/s/ LAURIE H. GLIMCHER, M.D. (Laurie H. Glimcher, M.D.)	Director	March 28, 2003
/s/ LEIF JOHANSSON (Leif Johansson)	Director	March 28, 2003
/s/ JAMES D. ROBINSON III (James D. Robinson III)	Director	March 28, 2003
/s/ LOUIS W. SULLIVAN, M.D. (Louis W. Sullivan, M.D.)	Director	March 28, 2003

CERTIFICATIONS PURSUANT TO SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION BY CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE OFFICER

I, Peter R. Dolan, certify that:

        1.    I have reviewed this annual report on Form 10-K of Bristol-Myers Squibb Company;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and the Company has:

  a.
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b.
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c.
  presented in this annual report the Company's conclusions about the effectiveness of the disclosure controls and procedures based on its evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on the Company's most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a.
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b.
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the Company's most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ PETER R. DOLAN __________________________ Peter R. Dolan Chairman of the Board and Chief Executive Officer

CERTIFICATION BY THE SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

        I, Andrew R.J. Bonfield, certify that:

        1.    I have reviewed this annual report on Form 10-K of Bristol-Myers Squibb Company;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and the Company has:

  a.
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b.
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c.
  presented in this annual report the Company's conclusions about the effectiveness of the disclosure controls and procedures based on its evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on the Company's most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a.
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b.
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the Company's most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ ANDREW R.J. BONFIELD __________________________ Andrew R.J. Bonfield Senior Vice President and Chief Financial Officer

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

Exhibit No.	Description	Page No.
3a.	Restated Certificate of Incorporation of Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 4a to Registrant's Registration Statement on Form S-3, Registration Statement No. 33-33682, dated March 7, 1990, as amended as of May 5, 1999 by Certificate of Amendment incorporated herein by reference to Exhibit 3a to Form 10-K for the fiscal year ended December 31,1999).	*
3b.	Bylaws of Bristol-Myers Squibb Company, as amended as of March 4, 2003.	E-3-1
4a.	Letter of Agreement dated March 28, 1984 (incorporated herein by reference to Exhibit 4 to Form 10-K for the fiscal year ended December 31, 1983).	*
4b.	Indenture, dated as of June 1, 1993, between Bristol-Myers Squibb Company and The Chase Manhattan Bank (National Association), as trustee (incorporated herein by reference to Exhibit 4.1 to the Form 8-K dated May 27, 1993, and filed on June 3, 1993).	*
4c.	Form of 7.15% Debenture Due 2023 of Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 4.2 to the Form 8-K dated May 27, 1993, and filed on June 3, 1993).	*
4d.	Form of 6.80% Debenture Due 2026 of Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 4e to the Form 10-K for the fiscal year ended December 31, 1996).	*
4e.	Form of 6.875% Debenture Due 2097 of Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 4f to the Form 10-Q for the quarterly period ended September 30, 1997).	*
4f.	Five Year Competitive Advance and Revolving Credit Facility Agreement dated as of March 17, 1998 among Bristol-Myers Squibb Company, the Borrowing Subsidiaries (as defined in the Agreement), the Lenders listed in Schedule 2.1 to the Agreement, The Chase Manhattan Bank as Administrative Agent and Citibank, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 4f to the Form 10-K for the fiscal year ended December 31, 1997).	*
4g.	364-Day Competitive Advance and Revolving Credit Facility agreement dated as of March 17, 1998 among Bristol-Myers Squibb Company, the Borrowing Subsidiaries (as defined in the Agreement), the Lenders listed in Schedule 2.1 to the Agreement, The Chase Manhattan Bank as Administrative Agent and Citibank, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 4g to the Form 10-K for the fiscal year ended December 31, 1997).	*
4h.	Form of 4.75% Note Due 2006 and Form of 5.75% Note Due 2011 of Bristol-Myers Squibb Company (incorporated herein by reference to the Form 424(b)(5) filed on September 26, 2001).	*
**10a.	Bristol-Myers Squibb Company 1997 Stock Incentive Plan, effective as of May 6, 1997 and as amended effective July 17, 2002 (incorporated herein by reference to Exhibit 10a to the Form 10-Q for the quarterly period ended June 30, 2002).	*

**10b.	Bristol-Myers Squibb Company 2002 Stock Incentive Plan, effective as of May 7, 2002 and as amended effective July 17, 2002 (incorporated herein by reference to Exhibit 10b to the Form 10-Q for the quarterly period ended June 30, 2002).	*
**10c.	Bristol-Myers Squibb Company TeamShare Stock Option Plan, as amended and restated effective September 10, 2002.	E-10-1
**10d.	Bristol-Myers Squibb Company Executive Performance Incentive Plan (incorporated herein by reference to Exhibit 10b to the Form 10-K for the fiscal year ended December 31, 1996).	*
**10e.	Bristol-Myers Squibb Company 1983 Stock Option Plan, as amended and restated as of January 1, 1997, as amended November 3, 1998 (incorporated herein by reference to Exhibit 10c to the Form 10-K for the fiscal year ended December 31, 1998).	*
**10f.	Squibb Corporation 1982 Option, Restricted Stock and Performance Unit Plan, as amended (incorporated herein by reference to Exhibit 10b to the Form 10-K for the fiscal year ended December 31, 1993).	*
**10g.	Squibb Corporation 1986 Option, Restricted Stock and Performance Unit Plan, as amended (as adopted, incorporated herein by reference to Exhibit 10k to the Squibb Corporation Form 10-K for the fiscal year ended December 31, 1988, File No. 1-5514; as amended effective July 1, 1993, and incorporated herein by reference to Exhibit 10c to the Form 10-K for the fiscal year ended December 31, 1993).	*
**10h.	Bristol-Myers Squibb Company Performance Incentive Plan, as amended (as adopted, incorporated herein by reference to Exhibit 2 to the Form 10-K for the fiscal year ended December 31, 1978; as amended as of January 8, 1990, incorporated herein by reference to Exhibit 19b to the Form 10-K for the fiscal year ended December 31, 1990; as amended on April 2, 1991, incorporated herein by reference to Exhibit 19b to the Form 10-K for the fiscal year ended December 31, 1991; as amended effective January 1, 1994, incorporated herein by reference to Exhibit 10d to the Form 10-K for the fiscal year ended December 31, 1993; and as amended effective January 1, 1994, incorporated herein by reference to Exhibit 10d to the Form 10-K for the fiscal year ended December 31, 1994).	*
**10i.	Benefit Equalization Plan of Bristol-Myers Squibb Company and its Subsidiary or Affiliated Corporations Participating in the Bristol-Myers Squibb Company Retirement Income Plan or the Bristol-Myers Squibb Puerto Rico, Inc. Retirement Income Plan, as amended (as amended and restated as of January 1, 1993, as amended effective October 1, 1993, incorporated herein by reference to Exhibit 10e to the Form 10-K for the fiscal year ended December 31, 1993; and as amended effective February 1, 1995, incorporated herein by reference to Exhibit 10e to the Form 10-K for the fiscal year ended December 31, 1996).	*
**10j.	Benefit Equalization Plan of Bristol-Myers Squibb Company and its Subsidiary or Affiliated Corporations Participating in the Bristol-Myers Squibb Company Savings and Investment Program, as amended and restated effective as of January 1, 1996 (incorporated herein by reference to Exhibit 10h to the Form 10-K for the fiscal year ended December 31, 2001).	*
**10k.	Squibb Corporation Supplementary Pension Plan, as amended (as previously amended and restated, incorporated herein by reference to Exhibit 19g to the Form 10-K for the fiscal year ended December 31, 1991; as amended as of September 14, 1993, and incorporated herein by reference to Exhibit 10g to the Form 10-K for the fiscal year ended December 31, 1993).	*

**10l.	Bristol-Myers Squibb Company Restricted Stock Award Plan, as amended (as adopted on November 7, 1989, incorporated herein by reference to Exhibit 10t to the Form 10-K for the fiscal year ended December 31, 1989; as amended on December 4, 1990, incorporated herein by reference to Exhibit 19a to the Form 10-K for the fiscal year ended December 31, 1990; as amended effective July 1, 1993, incorporated herein by reference to Exhibit 10h to the Form 10-K for the fiscal year ended December 31, 1993; as amended effective December 6, 1994, incorporated herein by reference to Exhibit 10h to the Form 10-K for the fiscal year ended December 31, 1994).	*
**10m.	Bristol-Myers Squibb Company Retirement Income Plan for Non-Employee Directors, as amended to March 5, 1996 (incorporated herein by reference to Exhibit 10k to the Form 10-K for the fiscal year ended December 31, 1996).	*
**10n.	Bristol-Myers Squibb Company 1987 Deferred Compensation Plan for Non-Employee Directors, as amended to January 13, 1998 (incorporated herein by reference to Exhibit 101 to the Form 10-K for the fiscal year ended December 31, 1997).	*
**10o.	Bristol-Myers Squibb Company Non-Employee Directors' Stock Option Plan, as amended (as approved by the Stockholders on May 1, 1990, incorporated herein by reference to Exhibit 28 to Registration Statement No. 33-38587 on Form S-8; as amended May 7, 1991, incorporated herein by reference to Exhibit 19c to the Form 10-K for the fiscal year ended December 31, 1991), as amended January 12, 1999 (incorporated herein by reference to Exhibit 10m to the Form 10-K for the fiscal year ended December 31, 1998).	*
**10p.	Squibb Corporation Deferral Plan for Fees of Outside Directors, as amended (as adopted, incorporated herein by reference to Exhibit 10e to the Squibb Corporation Form 10-K for the fiscal year ended December 31, 1987, File No. 1-5514; as amended effective December 31, 1991, incorporated herein by reference to Exhibit 10m to the Form 10-K for the fiscal year ended December 31, 1992).	*
**10q.	Amendment to all of the Company's plans, agreements, legal documents and other writings, pursuant to action of the Board of Directors on October 3, 1989, to reflect the change of the Company's name to Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 10v to the Form 10-K for the fiscal year ended December 31, 1989).	*
**10r.	Employment and Separation Agreement dated as of June 5, 2002 between the Registrant and Peter S. Ringrose (incorporated herein by reference to Exhibit 10r to the Form 10-Q for the quarterly period ended June 30, 2002).	*
**10s.	Form of Agreement entered into between the Registrant and each of the following officers effective on the following dates: Lamberto Andreotti, August 30, 2002; Harrison M. Bains, Jr., May 8, 2002; Stephen E. Bear, December 4, 2001; Andrew R. J. Bonfield, September 23, 2002; Wendy Dixon, March 20, 2002; Peter R. Dolan, July 29, 1999; Donald J. Hayden, Jr., July 30, 1999; Tamar D. Howson, October 11, 2001; John L. McGoldrick, August 10, 1999; Dean J. Mitchell, May 7, 2002; Peter S. Ringrose, Ph.D., August 5, 1999; and John L. Skule, August 5, 1999 (incorporated herein by reference to Exhibit 10q to the Form 10-Q for the quarterly period ended September 30, 1999).
21.	Subsidiaries of the Registrant.	E-21-1
23.	Consent of PricewaterhouseCoopers LLP.	E-23-1
99.1	Section 906 Certification Letter.	E-99-1
99.2	Section 906 Certification Letter.	E-99-2

SCHEDULE II

BRISTOL-MYERS SQUIBB COMPANY
VALUATION AND QUALIFYING ACCOUNTS
(dollars in millions)

Description	Balance at beginning of period	Additions charged to costs and expenses	Deductions- bad debts written off	Balance at End of period
Allowances for Discounts and Doubtful accounts:
For the year ended December 31, 2002	$122	$91	$84	$129
For the year ended December 31, 2001	$154	$49	$81	$122
For the year ended December 31, 2000	$162	$37	$45	$154

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
PART I
  Item 1. BUSINESS.
  Item 2. PROPERTIES.
  Item 3. LEGAL PROCEEDINGS.
  Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
PART IA
PART II
  Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.
  Item 6. SELECTED FINANCIAL DATA.
Five-Year Financial Summary
  Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
  Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
  Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
BRISTOL-MYERS SQUIBB COMPANY CONSOLIDATED STATEMENT OF EARNINGS (in millions, except per share data)
BRISTOL-MYERS SQUIBB COMPANY CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME AND RETAINED EARNINGS (dollars in millions)
BRISTOL-MYERS SQUIBB COMPANY CONSOLIDATED BALANCE SHEET (dollars in millions)
BRISTOL-MYERS SQUIBB COMPANY CONSOLIDATED STATEMENT OF CASH FLOWS (dollars in millions)
BRISTOL-MYERS SQUIBB COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
BRISTOL-MYERS SQUIBB COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Accountants
  Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
PART III
  Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
  Item 11. EXECUTIVE COMPENSATION.
  Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
  Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
  Item 14. CONTROLS AND PROCEDURES.
PART IV
  Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
SIGNATURES
CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 CERTIFICATION BY CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE OFFICER
CERTIFICATION BY THE SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
EXHIBIT INDEX
  SCHEDULE II
BRISTOL-MYERS SQUIBB COMPANY VALUATION AND QUALIFYING ACCOUNTS (dollars in millions)