Form 10-Q
period 2003-03-31
BRISTOL MYERS SQUIBB CO
filed 2003-05-14
CIK 14272

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

At April 30, 2003, there were 1,938,328,170 shares outstanding of the Registrant’s $.10 par value Common Stock.

BRISTOL-MYERS SQUIBB COMPANY

INDEX TO FORM 10-Q

March 31, 2003

Page
PART I – FINANCIAL INFORMATION

Item 1.
Financial Statements (unaudited):
Consolidated Balance Sheet at March 31, 2003 and December 31, 2002	3
Consolidated Statement of Earnings, Comprehensive Income and Retained Earnings for the three months ended March 31, 2003 and 2002	4-5
Consolidated Statement of Cash Flows for the three months ended March 31, 2003 and 2002	6
Notes to Consolidated Financial Statements	7-21
Report of Independent Accountants	22

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations	23-30

Item 3.
Quantitative and Qualitative Disclosures About Market Risk	30

Item 4.
Controls and Procedures	30-31

PART II – OTHER INFORMATION

Item 1.
Legal Proceedings	31-36

Item 4.
Submission of Matters to a Vote of Security Holders	36

Item 6.
Exhibits and Reports on Form 8-K	37

Signatures	38

Certifications	39-40

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	March 31, 2003	December 31, 2002
	(dollars in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$4,328	$3,978
Time deposits and marketable securities	20	11
Receivables, net of allowances $154 and $129	3,187	2,968
Inventories:
Finished goods	841	884
Work in process	510	415
Raw and packaging materials	157	216
Consignment inventory	26	58

Total Inventories	1,534	1,573
Prepaid expenses	1,450	1,445

Total Current Assets	10,519	9,975

Property, plant and equipment	8,827	8,693
Less: Accumulated depreciation	3,478	3,372

	5,349	5,321

Goodwill	4,864	4,864
Intangible assets, net	1,848	1,904
Other assets	2,780	2,810

Total Assets	$25,360	$24,874

LIABILITIES
Current Liabilities:
Short-term borrowings	$2,247	$1,379
Deferred revenue on consigned inventory	174	470
Accounts payable	1,509	1,553
Dividends payable	543	542
Accrued litigation settlements	32	600
Accrued expenses	2,248	2,374
Accrued rebates and sales returns	894	819
U.S. and foreign income taxes payable	651	483

Total Current Liabilities	8,298	8,220
Other liabilities	1,398	1,426
Long-term debt	6,367	6,261

Total Liabilities	16,063	15,907

Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, $2 convertible series:
Authorized 10 million shares; issued and outstanding 8,268 in 2003 and 8,308 in 2002, liquidation value of $50 per share	—	—
Common stock, par value of $.10 per share:
Authorized 4.5 billion shares; issued 2,200,856,808 in 2003 and 2,200,823,544 in 2002	220	220
Capital in excess of par value of stock	2,475	2,491
Other accumulated comprehensive loss	(1,004)	(1,102)
Retained earnings	19,079	18,860

	20,770	20,469
Less cost of treasury stock 262,617,400 common shares in 2003 and 263,994,580 in 2002	11,473	11,502

Total Stockholders’ Equity	9,297	8,967

Total Liabilities and Stockholders’ Equity	$25,360	$24,874

The accompanying notes are an integral part of these financial statements.

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED STATEMENT OF EARNINGS,

COMPREHENSIVE INCOME AND RETAINED EARNINGS

(UNAUDITED)

	Three Months Ended March 31,
	2003	2002
	(in millions, except per share data)
EARNINGS
Net Sales	$4,711	$4,661

Cost of products sold	1,685	1,502
Marketing, selling and administrative	1,032	912
Advertising and product promotion	364	259
Research and development	476	502
Acquired in-process research and development	—	160
Gain on sales of businesses/product lines	—	(30)
Provision for restructuring	12	(1)
Litigation settlement	(21)	90
Other (income)/expense, net	88	39

	3,636	3,433

Earnings from Continuing Operations Before Minority Interest and Income Taxes	1,075	1,228
Provision for income taxes	294	333
Minority interest, net of taxes(1)	20	53

Earnings from Continuing Operations	761	842
Discontinued Operations:
Net gain on disposal	—	14

Net Earnings	$761	$856

Earnings Per Common Share
Basic
Earnings from Continuing Operations	$.39	$.43
Discontinued Operations:
Net gain on disposal	—	.01

Net Earnings	$.39	$.44

Diluted
Earnings from Continuing Operations	$.39	$.43
Discontinued Operations:
Net gain on disposal	—	.01

Net Earnings	$.39	$.44

Average Common Shares Outstanding
Basic	1,936	1,935
Diluted	1,940	1,952
Dividends declared per Common Share	$.280	$.280

(1)	Includes minority interest expense and income from unconsolidated affiliates.

The accompanying notes are an integral part of these financial statements.

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED STATEMENT OF EARNINGS,

COMPREHENSIVE INCOME AND RETAINED EARNINGS (Continued)

(UNAUDITED)

	Three Months Ended March 31,
	2003	2002
	(dollars in millons)
COMPREHENSIVE INCOME
Net Earnings	$761	$856
Other Comprehensive (Loss) Income:
Foreign currency translation, net of tax benefit of $43 in 2003 and $10 in 2002	150	(48)
Decline in market value of investments, net of tax benefit of $1 in 2003	(2)	—
Deferred (loss) gain on derivatives qualifying as hedges, net of tax benefit of $30 in 2003 and $4 in 2002	(50)	(9)

Total Other Comprehensive (Loss) Income	98	(57)

Comprehensive Income	$859	$799

RETAINED EARNINGS
Retained Earnings, January 1	$18,860	$18,958
Net Earnings	761	856
Cash dividends declared	(542)	(543)

Retained Earnings, March 31	$19,079	$19,271

The accompanying notes are an integral part of these financial statements.

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2003	2002
	(dollars in millions)
Cash Flows From Operating Activities:
Net earnings	$761	$856
Depreciation	105	105
Amortization	73	74
Litigation settlement charge	—	90
Provision for restructuring	12	(1)
Acquired in-process research and development	—	160
Gain on sales of businesses/product lines (including discontinued operations)	—	(54)
Other operating items	13	(17)
Receivables	(197)	159
Inventories	60	(28)
Deferred revenue on consigned inventory	(296)	(353)
Litigation settlement payments	(565)	—
Accounts payable and accrued expenses	17	(434)
Income taxes	75	(1,449)
Pension contribution to the U.S. retirement income plan	—	(150)
Other assets and liabilities	105	(44)

Net Cash Provided by (Used In) Operating Activities	163	(1,086)

Cash Flows From Investing Activities:
Proceeds from sales of time deposits and marketable securities	1	83
Purchases of time deposits and marketable securities	(9)	(123)
Additions to property, plant and equipment	(190)	(211)
Investment in ImClone	(60)	—
Proceeds from product divestitures	—	40
Business acquisitions (including purchase of trademarks/patents)	(2)	(186)
DuPont acquisition costs and liabilities	(3)	(242)
Other, net	—	50

Net Cash Used in Investing Activities	(263)	(589)

Cash Flows From Financing Activities:
Short-term borrowings	923	87
Long-term debt borrowings	52	1
Issuances of common stock under stock plans	12	83
Purchases of treasury stock	—	(67)
Dividends paid	(542)	(542)

Net Cash Provided by (Used in) Financing Activities	445	(438)

Effect of Exchange Rates on Cash	5	(5)

Increase/(Decrease) in Cash and Cash Equivalents	350	(2,118)
Cash and Cash Equivalents at Beginning of Period	3,978	5,500

Cash and Cash Equivalents at End of Period	$4,328	$3,382

The accompanying notes are an integral part of these financial statements.

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1: Basis of Presentation and New Accounting Standards

Bristol-Myers Squibb Company (the Company) prepared these unaudited consolidated financial statements following the requirements of the Securities and Exchange Commission (SEC) and U.S. generally accepted accounting principles (GAAP) for interim reporting. Under those rules, certain footnotes and other financial information that are normally required by GAAP for annual financial statements can be condensed or omitted. The Company is responsible for the consolidated financial statements included in this Form 10-Q. These consolidated financial statements include all normal and recurring adjustments necessary for a fair presentation of the Company’s financial position at March 31, 2003 and December 31, 2002, and the results of its operations and cash flows for the three months ended March 31, 2003 and March 31, 2002. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (2002 Form 10-K). PricewaterhouseCoopers LLP, the Company’s independent accountants, have performed a review of the unaudited consolidated financial statements included in this Form 10-Q, and their review report thereon accompanies this Form 10-Q.

Revenues, expenses, assets and liabilities can vary during each quarter of the year. Accordingly, the results and trends in these unaudited consolidated interim financial statements may not be the same as those for the full year.

The Company recognizes revenue for sales upon shipment of product to its customers, except in the case of certain transactions with its U.S. pharmaceuticals wholesalers which are accounted for using the consignment model. Under GAAP, revenue is recognized when substantially all the risks and rewards of ownership have transferred. In the case of sales made to wholesalers (1) as a result of incentives, (2) in excess of the wholesaler’s ordinary course of business inventory level, (3) at a time when there was an understanding, agreement, course of dealing or consistent business practice that the Company would extend incentives based on levels of excess inventory in connection with future purchases and (4) at a time when such incentives would cover substantially all, and vary directly with, the wholesaler’s cost of carrying inventory in excess of the wholesaler’s ordinary course of business inventory level, substantially all the risks and rewards of ownership do not transfer upon shipment and, accordingly, such sales should be accounted for using the consignment model. The determination of when, if at all, sales to a wholesaler meet the foregoing criteria involves evaluation of a variety of factors and a number of complex judgments. Under the consignment model, the Company does not recognize revenue upon shipment of product. Rather, upon shipment of product the Company invoices the wholesaler, records deferred revenue at gross invoice sales price and classifies the inventory held by the wholesalers as consignment inventory at the Company’s cost of such inventory. The Company recognizes revenue when the consignment inventory is no longer subject to incentive arrangements but not later than when such inventory is sold through to the wholesalers’ customers, on a first-in first-out (FIFO) basis.

Revenues are reduced at the time of sale to reflect expected returns that are estimated based on historical experience. Additionally, provision is made at the time of sale for all discounts, rebates and estimated sales allowances based on historical experience updated for changes in facts and circumstances, as appropriate. Such provision is recorded as a reduction of revenue.

In addition, the Company includes alliance revenue in net sales. The Company has agreements to promote pharmaceuticals discovered by other companies. Alliance revenue is based upon a percentage of the Company’s co-promotion partners’ net sales and is earned when the co-promotion partners ship the related product and title passes to their customer.

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

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. Based on its assessment of FIN 46, the Company has concluded that ImClone Systems Incorporated (ImClone) does not meet the criteria to be considered a variable interest entity in relation to the Company.

In accordance with SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, the following table summarizes the Company’s results on a pro forma basis as if it had recorded compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, Accounting for Stock-Based Compensation, for the three months ended March 31, 2003 and 2002:

	March 31,
(dollars in millions, except per share data)	2003	2002
Net Earnings:
As reported	$761	$856
Deduct : Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(26)	(45)

Pro forma	$735	$811

Basic earnings per share:
As reported	$.39	$.44
Pro forma	.38	.42
Diluted earnings per share:
As reported	$.39	$.44
Pro forma	.38	.42

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). FIN 45 requires a guarantor to recognize a liability at the inception of the guarantee for the fair value of the obligation undertaken in issuing the guarantee and include more detailed disclosure with respect to guarantees. The types of contracts the Company enters into that meet the scope of this interpretation are financial and performance standby letters of credit on behalf of wholly-owned subsidiaries. FIN 45 is effective for guarantees issued or modified after December 31, 2002. The initial adoption of this accounting pronouncement did not have a material effect on the Company’s consolidated financial statements.

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1: Basis of Presentation and New Accounting Standards (Continued)

In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. EITF No. 00-21 provides guidance on how to determine when an arrangement that involves multiple revenue-generating activities or deliverables should be divided into separate units of accounting for revenue recognition purposes, and if this division is required, how the arrangement consideration should be allocated among the separate units of accounting. The guidance in the consensus is effective for revenue arrangements entered into in the fiscal periods beginning after June 15, 2003. The Company is currently waiting for the EITF to complete its deliberations on certain implementation provisions to finalize its evaluation of the effect that the adoption of EITF No. 00-21 will have on its consolidated financial statements.

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. Under SFAS No. 143, the fair value of a liability for an asset retirement obligation must be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The provisions of SFAS No. 143 are effective for financial statements for fiscal years beginning after June 15, 2002. The initial adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Note 2: Restructuring and Other Items

In the first quarter of 2003, the Company recorded a pretax charge of $12 million, related to termination benefits for workforce reductions of 340 manufacturing employees in the Pharmaceuticals segment and downsizing and streamlining of worldwide manufacturing operations. In addition, the Company recorded $10 million in cost of products sold for asset impairments and $4 million in other (income)/ expense for accelerated depreciation of certain manufacturing facilities in North America expected to be closed by the end of 2004.

In the first quarter of 2002, an adjustment to prior year reserves of $1 million was made to reflect reduced estimates of separation costs.

Restructuring charges and spending against accrued liabilities associated with prior and current actions are as follows:

	Employee Termination Liability	Other Exit Cost Liability	Total
	(dollars in millions)
Balance at December 31, 2001	$243	$41	$284
Charges	71	38	109
Spending	(155)	(29)	(184)
Changes in estimate	(92)	(8)	(100)

Balance at December 31, 2002	67	42	109
Charges	12	—	12
Spending	(23)	(17)	(40)

Balance at March 31, 2003	$56	$25	$81

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

	Three Months Ended March 31,
	2003	2002
	(in millions, except per share data)
Earnings from Continuing Operations	$761	$842
Discontinued Operations:
Net gain on disposal	—	14

Net Earnings	$761	$856

Basic:
Average Common Shares Outstanding	1,936	1,935

Earnings from Continuing Operations	$.39	$.43
Discontinued Operations:
Net gain on disposal	—	.01

Net Earnings	$.39	$.44

Diluted:
Average Common Shares Outstanding	1,936	1,935
Incremental Shares Outstanding Assuming the Exercise of Dilutive Stock Options	4	17

	1,940	1,952

Earnings from Continuing Operations	$.39	$.43
Discontinued Operations:
Net gain on disposal	—	.01

Net Earnings	$.39	$.44

Weighted-average shares issuable upon the exercise of stock options, which were not included in the diluted earnings per share calculation because they were not dilutive, were 120 million for the three month period ended March 31, 2003 and 81 million for the three month period ended March 31, 2002.

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 4: Goodwill

The changes in the carrying amount of goodwill for the year ended December 31, 2002 and the three months ended March 31, 2003, were as follows:

	Pharmaceuticals Segment	Nutritionals Segment	Other Healthcare Segment	Total
	(dollars in millions)
Balance as of December 31, 2001	$4,738	$191	$190	$5,119
Purchase accounting adjustments related to recent acquisitions:
Change in exit cost estimate	(165)	—	—	(165)
Purchase price and allocation adjustments	(89)	(1)	—	(90)

Balance as of December 31, 2002 and March 31, 2003	$4,484	$190	$190	$4,864

In accordance with SFAS No. 142, which the Company adopted in January 2002, goodwill was tested for impairment upon adoption of the standard and is required to be tested annually thereafter. The Company completed the assessment upon adoption, which indicated no impairment of goodwill. The Company uses a two-step process in testing for goodwill impairment. The first step is to identify a potential impairment, and the second step measures the amount of the impairment loss, if any. Goodwill is deemed to be impaired if the carrying amount of a reporting unit’s goodwill exceeds its estimated fair value. The Company has completed its 2003 annual goodwill impairment assessment, which indicated no impairment of goodwill.

Note 5: Intangible Assets

As of March 31, 2003 and December 31, 2002, intangible assets consisted of the following:

	March 31, 2003	December 31, 2002
	(dollars in millions)
Patents / Trademarks	$209	$214
Licenses	362	554
Technology	1,783	1,783

	2,354	2,551
Accumulated Amortization	506	647

Net Carrying Amount	$1,848	$1,904

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 5: Intangible Assets (Continued)

Amortization expense for intangible assets (the majority of which is included in cost of products sold) for the three months ended March 31, 2003 and 2002 was $59 million and $66 million, respectively. Expected amortization expense through 2008 related to the current balance of intangible assets is as follows:

(dollars in millions)
For the year ended December 31, 2003	$221
For the year ended December 31, 2004	194
For the year ended December 31, 2005	194
For the year ended December 31, 2006	194
For the year ended December 31, 2007	193
For the year ended December 31, 2008	189

Note 6: Alliances and Investments

ImClone

The Company has a commercialization agreement that expires in 2018 with ImClone, a biopharmaceutical company focused on developing targeted cancer treatments, for the codevelopment and copromotion of ERBITUX* in the U.S., Canada and Japan. In accordance with the terms of the agreement, the Company paid ImClone $200 million, of which $140 million was paid in March 2002 and $60 million was paid in March 2003. The Company will also pay ImClone $500 million in milestone payments: $250 million upon approval of the initial indication and the remaining $250 million upon approval of a second indication. Under the agreement, ImClone will receive a distribution fee based on a flat rate of 39% of product revenues in North America.

With respect to the $200 million of milestone payments the Company paid ImClone, $160 million (or 80.1%) was expensed in the first quarter of 2002 as acquired in-process research and development, and $40 million (or 19.9%) was recorded as an additional equity investment to eliminate the income statement effect of the portion of the milestone payment for which the Company has an economic claim through its 19.9% ownership interest in ImClone.

In the first quarter of 2003, the Company recorded a $23 million net loss for its share of ImClone’s losses, including $12 million reflecting the Company’s estimate of its share of ImClone’s net losses related to ImClone’s recent announcement that it will need to restate its 2001 and later financial statements and possibly certain of its earlier financial statements for certain withholding tax liabilities associated with the exercise of warrants and options held by its current and former officers, directors and employees.

On April 9, 2003, ImClone stated that it expects that the total amount to be reflected on its balance sheet relating to the matters giving rise to the expected restatement could be up to $60 million, exclusive of penalties and interest, and that the amount ultimately charged against its earnings will be determined by the results of its ongoing review of these matters. As a result of the expected restatement, ImClone delayed filing its 2002 Form 10-K and has not yet reported its results for the year 2002; in addition, ImClone has not yet reported its results for the first quarter of 2003. In the event ImClone’s restated financial information or reported financial information for the year 2002 and the first quarter of 2003 differs significantly from the financial information the Company used for recording its share of ImClone’s losses, the Company will record an adjustment to its equity earnings and will disclose the impact of any such differences on its results.

On April 9, 2003, ImClone also announced that due to the delay in filing its 2002 Form 10-K, it has failed to comply with certain filing requirements under Nasdaq listing qualification rules and its securities may be delisted from The Nasdaq National Market. In its announcement, ImClone stated that it will take certain actions to avoid a delisting of its securities and

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 6: Alliances and Investments (Continued)

that it intends to file its 2002 Form 10-K, curing non-compliance with the Nasdaq filing requirements, prior to a delisting action.

The total equity investment in ImClone as of March 31, 2003 was $79 million. On a per share basis, the carrying value of the ImClone investment and the closing market price of the ImClone shares as of March 31, 2003 were $5.52 and $16.54, respectively.

In the third quarter of 2002, the Company recorded a pre-tax charge of $379 million for an other than temporary decline in the market value of ImClone based on the decline in value of ImClone’s shares during 2002. The fair value of the equity investment in ImClone used to record the impairment was based on the market value of ImClone shares on September 30, 2002.

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

The Company acts as the operating partner for the territory covering the Americas (principally the U.S., Canada, Puerto Rico, and Latin American countries) and Australia and owns the majority financial controlling interest in this territory. As such, the Company consolidates all country partnership results for this territory and records Sanofi’s share of the results as a minority interest expense, net of taxes, which was $47 million and $65 million for the three months ended March 31, 2003 and 2002, respectively. For the three months ended March 31, 2003 and 2002, the Company recorded sales in this territory and in comarketing countries of $583 million and $600 million, respectively.

Sanofi acts as the operating partner for the territory covering Europe and Asia and owns the majority controlling interest in this territory. The Company accounts for the investment in partnership entities in this territory under the equity method and records its share of the results as net income from unconsolidated affiliates (included in minority interest, net of taxes). The Company recorded its share of equity earnings in this territory of $31 million and $20 million for the three months ended March 31, 2003 and 2002, respectively.

In 2001, the Company and Sanofi formed an alliance for the copromotion of irbesartan, as part of which the Company contributed the irbesartan intellectual property and Sanofi paid the Company $350 million. The Company accounts for this transaction as a sale of an interest in a license and defers and amortizes the $350 million into income over the expected useful life of the license, which is approximately eleven years. The Company amortized into other income $8 million in each of the three month periods ended March 31, 2003 and 2002.

Otsuka

In 1999, the Company entered into a worldwide commercialization agreement with Otsuka Pharmaceutical Co., Ltd. (Otsuka), to codevelop and copromote ABILIFY* (aripiprazole) for the treatment of schizophrenia. The Company began copromoting the product with Otsuka in the U.S. and Puerto Rico in November 2002. The Company will also copromote the product in several European countries after receiving marketing approval from the European authorities. The Company

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 6: Alliances and Investments (Continued)

records alliance revenue for its 65% share of the net sales in these copromotion countries and records all expenses related to the product. The Company also has an exclusive right to sell ABILIFY* in a number of countries in Europe, Latin America, and Asia. In these countries, the Company records 100% of the net sales. The Company recorded $37 million in alliance revenue related to ABILIFY* for the three months ended March 31, 2003.

Note 7: Divestitures and Discontinued Operations

Divestitures

During the first quarter of 2002, the Company completed the sale of two branded products resulting in a pretax gain of $30 million.

Discontinued Operations

Discontinued operations in the three months ended March 31, 2002 consist of an after-tax adjustment to increase the gain on the sale of Clairol as a result of a final purchase price settlement.

Note 8: Business Segments

The Company has three reportable segments – Pharmaceuticals, Nutritionals, and Other Healthcare. The Pharmaceuticals segment is comprised of the global pharmaceutical and international (excluding Japan) consumer medicines businesses. The Nutritionals segment consists of Mead Johnson Nutritionals, primarily an infant formula business. The Other Healthcare segment consists of the ConvaTec, Medical Imaging, and Consumer Medicines (U.S. and Japan) businesses.

	Three Months Ended March 31,
	Net Sales		Earnings from Continuing Operations Before Minority Interest and Income Taxes
	2003	2002	2003	2002
	(dollars in millions)
Pharmaceuticals	$3,906	$3,848	$887	$946
Nutritionals	433	449	69	125
Other Healthcare	372	364	54	88

Total Segments	4,711	4,661	1,010	1,159
Corporate/Other	—	—	65	69

Continuing Operations	$4,711	$4,661	$1,075	$1,228

Included in earnings from continuing operations before minority interest and income taxes of each segment is a cost of capital charge. The elimination of the cost of capital charge is in Corporate/Other. Corporate/Other principally consists of interest expense, interest income, certain administrative expenses and allocations to the segments. In 2003, Pharmaceuticals and Corporate/Other include the following items: Pharmaceuticals – income of $21 million from a vitamins litigation settlement, $4 million of accelerated depreciation expense for facilities expected to be abandoned and a $10 million asset impairment charge; Corporate/Other – a $12 million restructuring charge. In 2002, Pharmaceuticals and Corporate/Other include the following items: Pharmaceuticals – a $160 million in-process research and development charge related to milestone payments to ImClone; Corporate/Other – a $90 million accrual for BUSPAR litigation and a $30 million gain on the sale of two branded products.

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 9: Other (Income)/Expense

The components of other (income)/expense are:

	Three Months Ended March 31,
	2003	2002
	(dollars in millions)
Interest expense	$121	$98
Interest income	(60)	(23)
Foreign exchange transaction losses	4	3
Other, net	23	(39)

Other (Income)/Expense, net	$88	$39

Interest expense in 2003 and 2002 is primarily related to the $5.0 billion debt issuance in conjunction with the DuPont and ImClone transactions. In 2003, interest expense also relates to portfolio swap transactions and commercial paper. Interest income in 2003 is primarily related to portfolio swap transactions.

Note 10: Litigation Matters

Various lawsuits, claims and proceedings are pending against the Company and certain of its subsidiaries. In accordance with SFAS No. 5, Accounting for Contingencies, the Company records accruals for such contingencies when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. The Company did not incur any litigation charges in the three months ended March 31, 2003. In the three months ended March 31, 2002, the Company recognized $90 million related to litigation matters. The most significant of the Company’s litigation matters are described below.

TAXOL® LITIGATION

In 1997 and 1998, the Company filed several lawsuits asserting that a number of generic drug companies infringed its patents covering methods of administering paclitaxel when they filed Abbreviated New Drug Applications seeking regulatory approval to sell paclitaxel. These actions were consolidated for discovery in the U.S. District Court for the District of New Jersey (District Court). The Company did not assert a monetary claim against any of the defendants, but sought to prevent the defendants from marketing paclitaxel in a manner that violates its patents. The defendants asserted that they did not infringe the Company’s patents and that these patents are invalid and unenforceable.

In early 2000, the District Court invalidated most claims of the Company’s patents at issue. On April 20, 2001, the U.S. Court of Appeals for the Federal Circuit affirmed the District Court’s summary judgment of the invalidity of all but two claims of the patents at issue. Those two claims relate to the low-dose, three-hour administration of paclitaxel in which the patient is given a specified regimen of premedicants before the administration of paclitaxel. The appellate court remanded those two claims to the District Court for further proceedings. In 2001, the Company filed an additional patent infringement suit against another company seeking to market generic paclitaxel.

In September 2000, one of the defendants received final approval from the U.S. Food and Drug Administration (FDA) for its Abbreviated New Drug Application for paclitaxel and is marketing the product. The FDA has since announced additional final approvals and sales of additional generic products have begun.

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 10: Litigation Matters (Continued)

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

Since the filing of the initial patent infringement suits, seven private actions have been filed by parties alleging antitrust, consumer protection and similar claims relating to the Company’s actions to obtain and enforce patent rights. The most recent of the seven private actions was brought in March 2003 by a purported competitor alleging antitrust claims relating to the Company’s actions to obtain and enforce patent rights, an alleged conspiracy to block the entry of generic paclitaxel into the market and the alleged restriction of the supply of TAXOL® raw materials. The plaintiffs seek declaratory judgment, damages (including treble and/or punitive damages where allowed), restitution, disgorgement, equitable relief and injunctive relief. In June 2002, a group of 32 state attorneys general, the District of Columbia, Puerto Rico and the Virgin Islands brought similar claims. In April 2003, the states amended their complaint to add 18 states, Guam, Mariana Islands and American Samoa as plaintiffs. In September 2000, the Federal Trade Commission (FTC) initiated an investigation relating to paclitaxel.

On January 7, 2003, the Company announced that it reached agreements in principle that would settle substantially all antitrust litigation surrounding TAXOL®. The amount of the TAXOL® antitrust settlements is expected to be $135 million, the full amount of which was accrued in the third quarter of 2002. Certain important terms and conditions of the settlements remain to be finalized, and certain settlements require court approval and are subject to opt out periods. Among the provisions remaining to be negotiated are the terms for incorporating certain claimants, including a number of health insurers, into the existing settlement framework. The Company is in discussions with a number of insurers. Whether they will ultimately join the proposed settlement cannot be predicted with certainty at this time.

The state attorneys general have executed a settlement agreement with the Company and that agreement is subject to court approval. The Company has also reached agreement with the FTC staff on the terms of a consent order that would resolve the FTC’s investigation. The consent order was approved by the FTC commissioners on April 14, 2003 and will be in effect until April 14, 2013.

Other than with respect to the above mentioned proposed settlements, it is not possible at this time reasonably to assess the final outcome of these lawsuits or reasonably to estimate the possible loss or range of loss with respect to these lawsuits. If the proposed settlements do not become final or do not resolve all TAXOL®-related antitrust, consumer protection and similar claims, and if the Company were not to prevail in final, non-appealable determinations of ensuing litigation, the impact could be material.

BUSPAR LITIGATION

On November 21, 2000, the Company obtained a patent, U.S. Patent No. 6,150,365, (’365 patent), relating to a method of using BUSPAR or buspirone. The Company timely submitted information relating to the ’365 patent to the FDA for listing in an FDA publication commonly known as the “Orange Book”, and the FDA thereafter listed the patent in the Orange Book.

Delisting and Patent Suits. Generic-drug manufacturers sued the FDA and the Company to compel the delisting of the ’365 patent from the Orange Book. Although one district court declined to order the delisting of the ’365 patent, another ordered the Company to cause the delisting of the patent from the Orange Book. The Company complied with the court’s order but appealed the decision to the United States Court of Appeals for the Federal Circuit. The appellate court reversed the district court that ordered the delisting. Concurrently, the Company sought to enforce the ’365 patent in actions against two generic drug manufacturers.

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 10: Litigation Matters (Continued)

Antitrust Suits. Following the delisting of the ’365 patent from the Orange Book, a number of purchasers of buspirone and several generic drug makers filed lawsuits against the Company alleging that it improperly triggered statutory marketing exclusivity. The plaintiffs claimed that this was a violation of antitrust, consumer protection and other similar laws. The attorneys general of 35 states, Puerto Rico and the District of Columbia also filed suit against the Company with parallel allegations. The plaintiffs have amended their allegations to include charges that a 1994 agreement between the Company and a generic company improperly blocked the entry of generic buspirone into the market. Plaintiffs seek declaratory judgment, damages (including treble and/or punitive damages where allowed), disgorgement, equitable relief and injunctive relief. In addition, two antitrust suits brought by a number of health insurers remain pending in New Jersey Superior Court. The plaintiffs’ allegations and the relief sought are similar to those in the antitrust suits consolidated in the MDL proceeding.

Multidistrict Litigation (MDL) Proceedings. The Judicial Panel on MDL granted the Company’s motions to have all of the patent and antitrust cases consolidated in a single forum. The court before which the buspirone litigations are now pending issued two opinions dated February 14, 2002. In the first opinion, the court found that the ’365 patent does not cover uses of buspirone and therefore is not infringed. In the second opinion, the court denied the Company’s motion to dismiss the federal antitrust and various state law claims. The second opinion allows the claims against the Company to proceed, except as to federal antitrust claims for damages accrued more than four years before the filing of the complaints.

Government Investigations. The FTC and a number of state attorneys general initiated investigations concerning the matters alleged in the antitrust suits and discussed above. The Company cooperated in these investigations. A number of attorneys general, but not all of them, filed an action against the Company, as noted above.

Proposed Settlements. On January 7, 2003, the Company announced that it reached agreements in principle that would settle substantially all antitrust litigation surrounding BUSPAR in the MDL proceeding. The amount of the BUSPAR settlements is expected to be $535 million, of which $35 million was accrued in the fourth quarter of 2001, $90 million was accrued in the first quarter of 2002, and $410 million was accrued in the third quarter of 2002. Written settlement agreements with a number of parties have now been signed. Certain of these settlements require court approval and are subject to opt out periods. Whether these cases will ultimately be settled cannot be predicted with certainty at this time.

The Company has also reached agreement with the FTC staff on the terms of a consent order that would resolve the FTC’s investigation. The consent order was approved by the FTC commissioners on April 14, 2003 and will remain in effect until April 14, 2013.

Other than with respect to the above mentioned proposed settlements of BUSPAR antitrust litigation, it is not possible at this time reasonably to assess the final outcome of these lawsuits or reasonably to estimate the possible loss or range of loss with respect to these lawsuits. If the proposed settlements do not become final or do not resolve all BUSPAR-related antitrust, consumer protection and similar claims, and if the Company were not to prevail in final, non-appealable determinations of ensuing litigation, the impact could be material.

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

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 10: Litigation Matters (Continued)

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

PLAVIX* LITIGATION

The Company is part owner of an entity that is a plaintiff in two pending patent infringement lawsuits in the United States District Court for the Southern District of New York, entitled Sanofi-Synthelabo, Sanofi-Synthelabo Inc., and Bristol-Myers Squibb Sanofi Pharmaceuticals Holding Partnership v. Apotex Inc. and Apotex Corp., 02-CV-2255 (RWS) and Sanofi-Synthelabo, Sanofi-Synthelabo Inc. and Bristol-Myers Squibb Sanofi Pharmaceuticals Holding Partnership v. Dr. Reddy’s Laboratories, LTD., and Dr. Reddy’s Laboratories, Inc., 02-CV-3672 (RWS). The suits are based on U.S. Patent No. 4,847,265, which discloses and claims, among other things, the hydrogen sulfate salt of clopidogrel, which is marketed as PLAVIX*, and on U.S. Patent No. 5,576,328, which discloses and claims, among other things, the use of clopidogrel to prevent a secondary ischemic event. Plaintiffs’ infringement position is based on defendants’ filing of their Abbreviated New Drug Applications with the FDA, seeking approval to sell generic clopidogrel prior to the expiration of the patents in suit.

It is not possible at this time reasonably to assess the final outcome of these lawsuits or reasonably to estimate the possible loss or range of loss with respect to these lawsuits. If patent protection for PLAVIX* were lost, the impact on the Company’s operations could be material.

OTHER SECURITIES MATTERS

During the period March through May 2002, the Company and a number of its current and former officers were named as defendants in a number of securities class action lawsuits alleging violations of federal securities laws and regulations. The plaintiffs variously alleged that the defendants disseminated materially false and misleading statements and failed to disclose material information concerning three different matters: (1) safety, efficacy and commercial viability of VANLEV (as discussed above), (2) the Company’s sales incentives to certain wholesalers and the inventory levels of those wholesalers, and (3) the Company’s investment in and relations with ImClone, and ImClone’s product, ERBITUX*. As discussed above, the allegations concerning VANLEV have been transferred to the U.S. District Court for the District of New Jersey and consolidated with the action pending there. The remaining actions have been consolidated and are pending in the U.S. District Court for the Southern District of New York. Plaintiffs filed a consolidated class action complaint on April 11, 2003 alleging a class period of October 19, 1999 through March 10, 2003. The consolidated class action complaint additionally alleges violations of federal securities laws in connection with, among other things, certain accounting issues, including issues related to the establishment of reserves, and accounting for certain asset and other sales. The plaintiffs seek compensatory damages, costs and expenses.

In October 2002, a number of the Company’s officers, directors and former directors were named as defendants in a shareholder derivative suit pending in the U.S. District Court for the Southern District of New York. The Company is a nominal defendant. The suit alleges, among other things, violations of the federal securities laws and breaches of contract

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 10: Litigation Matters (Continued)

and fiduciary duty in connection with the Company’s sales incentives to certain wholesalers, the inventory levels of those wholesalers and its investment in ImClone and ImClone’s product, ERBITUX*. Two similar actions are pending in New York State court. Plaintiffs seek damages, costs and attorneys’ fees. In March 2003, a number of the Company’s officers, directors and former officers were named as defendants in two shareholder derivative lawsuits pending in the U.S. District Court for the District of New Jersey. The Company is a nominal defendant. One of the lawsuits also names PricewaterhouseCoopers LLP (PwC) as a defendant. The lawsuits variously allege, among other things, violations of federal securities laws and breaches of fiduciary duty by the individual defendants in connection with the Company’s conduct concerning: safety, efficacy and commercial viability of VANLEV (as discussed above); the Company’s sales incentives to certain wholesalers and the inventory levels of those wholesalers; the Company’s investment in and relations with ImClone, and ImClone’s product ERBITUX*; alleged anticompetitive behavior in connection with BUSPAR and TAXOL®; and failure of the Board of Directors to supervise management and perform other duties. One of the lawsuits alleges malpractice by PwC. The plaintiffs seek restitution and rescission of certain officers’ and directors’ compensation and alleged improper insider trading proceeds; injunctive relief; fees, costs and expenses; and contribution and indemnification from PwC.

In April 2002, the SEC initiated an inquiry into the wholesaler inventory issues referenced above, which became a formal investigation in August 2002. In December 2002, that investigation was expanded to include certain accounting issues, including issues related to the establishment of reserves, and accounting for certain asset and other sales. In October 2002, the United States Attorney’s Office for the District of New Jersey announced an investigation into the wholesaler inventory issues referenced above, which has since expanded to cover the same subject matter as the SEC investigation. In the opinion of management, all material adjustments necessary to correct the previously issued financial statements have been recorded as part of the restatement, and the Company does not expect any further restatement. As described below, however, the Company cannot reasonably assess the final outcome of these investigations at this time. The Company is cooperating with both of these investigations. The Company’s own investigation is also continuing.

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

ERISA LITIGATION

In December 2002 and in the first quarter of 2003, the Company and others were named as defendants in a number of class actions brought under the federal Employee Retirement Income Security Act (ERISA). The cases were filed in the U.S. District Court for the Southern District of New York and the District of New Jersey. The actions filed in the District of New Jersey have been transferred to the Southern District of New York, and a consolidated complaint is expected shortly. Plaintiffs variously allege that defendants breached various fiduciary duties imposed by ERISA and owed to participants in the Bristol-Myers Squibb Company Savings and Investment Program (Program), including a duty to disseminate material information concerning: (1) safety data of the Company’s product VANLEV, (2) the Company’s sales incentives to certain wholesalers and the inventory levels of those wholesalers, and (3) the Company’s investment in and relations with ImClone, and ImClone’s product, ERBITUX*. In connection with the above allegations, plaintiffs further assert that defendants breached fiduciary duties to diversify Program assets, to monitor investment alternatives, to avoid conflicts of interest, and to remedy alleged fiduciary breaches by co-fiduciaries. In the case originally filed in the District of New Jersey, plaintiffs additionally allege violation by defendants of a duty to disseminate material information concerning alleged anti-competitive activities related to the Company’s products BUSPAR, TAXOL®, and PRAVACHOL. Plaintiffs seek to recover losses caused by defendants’ alleged violations of ERISA and attorneys’ fees.

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 10: Litigation Matters (Continued)

It is not possible at this time reasonably to assess the final outcome of these matters or reasonably to estimate possible loss or range of loss with respect to these lawsuits. If the Company were not to prevail in final, non-appealable determinations of these matters, the impact could be material.

AVERAGE WHOLESALE PRICING LITIGATION

The Company, together with a number of other pharmaceutical manufacturers, is a defendant in a series of state and federal actions by private plaintiffs, brought as purported class actions, and complaints filed by the attorneys general of two states and one county, alleging that the manufacturers’ reporting of prices for certain products has resulted in a false and overstated Average Wholesale Price (AWP), which in turn improperly inflated the reimbursement paid by Medicare beneficiaries, insurers, state Medicaid programs, medical plans, and others to health care providers who prescribed and administered those products. The federal cases (and many of the state cases, including the attorney general cases, which have been removed to federal courts) have been consolidated for pre-trial purposes and transferred to the United States District Court for the District of Massachusetts, In re Pharmaceutical Industry Average Wholesale Price Litigation (AWP MultiDistrict Litigation). On September 6, 2002, several of the private plaintiffs in the AWP MultiDistrict Litigation filed a Master Consolidated Complaint (Master Complaint), which superseded the complaints in their pre-consolidated constituent cases. The Master Complaint asserts claims under the federal RICO statute and state consumer protection and fair trade statutes. The Company and the other defendants moved to dismiss the Master Complaint, and motions were heard on January 13, 2003. The Nevada and Montana Attorneys General have moved to have their respective cases remanded to state court and argument on the motion was held on March 7, 2003. The Company is also a defendant in related state court proceedings in New York, New Jersey, California, Arizona and Tennessee, and in one federal court proceeding in New York commenced by the County of Suffolk. The New York and New Jersey state court proceedings are currently stayed. The Company, and the other defendants, have removed, or intend to remove, the other state court cases to federal court and will seek to have them transferred to the AWP MultiDistrict Litigation. The Company anticipates that the County of Suffolk case will also be transferred there. Plaintiffs seek damages as well as injunctive relief aimed at manufacturer price reporting practices. These cases are at a very preliminary stage, and the Company is unable to assess the outcome and any possible effect on its business and profitability, or reasonably to estimate possible loss or range of loss with respect to these cases.

The Company, together with a number of other pharmaceutical manufacturers, also has received subpoenas and other document requests from various government agencies seeking records relating to its pricing and marketing practices for drugs covered by Medicare and/or Medicaid. The requests for records have come from the United States Attorney’s Office for the District of Massachusetts, the Office of the Inspector General of the Department of Health and Human Services in conjunction with the Civil Division of the Department of Justice, and several states.

The Company is producing documents and actively cooperating with these investigations, which could result in the assertion of criminal and/or civil claims. The Company is unable to assess the outcome of, or to reasonably estimate the possible loss or range of loss with respect to, these investigations, which could include the imposition of fines, penalties and administrative remedies.

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 11: Comprehensive Income (Loss)

	Foreign Currency Translation	Available for Sale Securities	Deferred Loss on Effective Hedges	Minimum Pension Liability Adjustment	Total Other Accumulated Comprehensive Loss
	(dollars in millions)
Balance at December 31, 2002	$(930)	$—	$(44)	$(128)	$(1,102)
Other comprehensive income/(loss)	150	(2)	(50)	—	98

Balance at March 31, 2003	$(780)	$(2)	$(94)	$(128)	$(1,004)

Note 12: Income Taxes

During the three months ended March 31, 2003, the Company recorded a valuation allowance of $19 million primarily related to certain state net operating loss carryforwards that it currently does not believe are more likely than not to be realized in the future.

In 2002, the Company reorganized the structure of its ownership of many of its non-U.S. subsidiaries. The principal purpose of the reorganization was to facilitate the Company’s ability to efficiently deploy its financial resources outside the U.S. The Company believes that the reorganization transactions were generally tax-free both inside and outside the U.S. It is possible, however, that taxing authorities in particular jurisdictions could assert tax liabilities arising from the reorganization transactions or the operations of the reorganized subsidiaries. It is not reasonably possible to predict whether any taxing authority will assert such a tax liability or to reasonably estimate the possible loss or range of loss with respect to any such asserted tax liability. The Company would vigorously challenge any such assertion and believes that it would prevail but there can be no assurance of such a result. If the Company were not to prevail in final, non-appealable determinations, it is possible the impact could be material.

Report of Independent Accountants

To the Board of Directors

and Stockholders of

Bristol-Myers Squibb Company

We have reviewed the accompanying consolidated balance sheet of Bristol-Myers Squibb Company and its subsidiaries as of March 31, 2003, and the related consolidated statements of earnings, comprehensive income and retained earnings and of cash flows for each of the three-month periods ended March 31, 2003 and 2002. These financial statements are the responsibility of the Company’s management.

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

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2002, and the related consolidated statements of earnings, comprehensive income and retained earnings and of cash flows for the year then ended (not presented herein), and in our report dated March 26, 2003, included in the Company’s 2002 Form 10-K, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2002 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/    PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

New York, New York

May 2, 2003

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Worldwide sales for the first quarter of 2003 increased 1% to $4,711 million from $4,661 million in 2002. This sales increase resulted from a 5% decrease in volume, a 3% increase due to foreign exchange rate fluctuations and a 3% increase due to changes in selling prices. International sales increased 15%, including a 9% favorable foreign exchange impact, and domestic sales decreased 6%. Sales for the first quarter of 2003 include $255 million of deferred revenue that was reversed and recognized as sales, calculated net of sales discounts and rebates.

The Company recognizes revenue for sales upon shipment of product to its customers, except in the case of certain transactions with its U.S. pharmaceuticals wholesalers that are accounted for using the consignment model. Under GAAP, revenue is recognized when substantially all the risks and rewards of ownership have transferred. The Company has determined that substantially all the risks and rewards of ownership do not transfer upon shipment for certain incentivized sales to two U.S. wholesalers, Cardinal Health, Inc. (Cardinal) and McKesson Corporation (McKesson), and, accordingly, such sales should be accounted for using the consignment model.

Under the consignment model, the Company does not recognize revenue upon shipment of product. Rather, upon shipment of product the Company invoices the wholesaler, records deferred revenue at gross invoice sales price and classifies the inventory held by the wholesalers as consignment inventory at the Company’s costs of such inventory. The Company recognizes revenue (net of discounts, rebates, estimated sales allowances and accruals for returns) when the consignment inventory is no longer subject to incentive arrangements but not later than when such inventory is sold through to the wholesalers’ customers, on a first-in first-out (FIFO) basis. For additional discussion of the Company’s revenue recognition policy, see Note 1, Basis of Presentation and New Accounting Standards, to the consolidated financial statements included in this Form 10-Q.

The Company determined that shipments of product to Cardinal and shipments of product to McKesson met the consignment model criteria set forth in the Company’s revenue recognition policy as of July 1, 1999 and July 1, 2000, respectively, and, continued through December 2002 for McKesson and February 2003 for Cardinal. Accordingly, the consignment model was required to be applied to such shipments. All shipments to McKesson in the first quarter of 2003, other than those for the OTN business, and all shipments to Cardinal after February 2003 were accounted for as sales upon shipment.

At March 31, 2003 and December 31, 2002, the Company’s aggregate cost of the pharmaceutical products held by Cardinal and McKesson that were accounted for using the consignment model (and, accordingly, were reflected as consignment inventory on the Company’s consolidated balance sheet) was approximately $26 million and $58 million, respectively. The deferred revenue, recorded at gross invoice sales price, related to the inventory of pharmaceutical products accounted for using the consignment model was approximately $174 million and $470 million at March 31, 2003 and December 31, 2002, respectively. The deferred revenue and consignment inventory recorded under the consignment model will continue to be reflected on the Company’s consolidated balance sheet until the related products are sold through to the wholesalers’ customers. The sell-through to the wholesalers’ customers is expected to be substantially complete by the end of 2003.

The Company has determined that, although sales incentives were offered to other wholesalers and there was a buildup of inventories at such wholesalers in certain periods, the consignment model criteria set forth in the Company’s revenue recognition policy were not met. Accordingly, the Company recognized revenue when the products were shipped to these wholesalers. The Company estimates that, generally, in aggregate, the inventory of pharmaceutical products held by these other U.S. pharmaceutical wholesalers in excess of or below approximately one month of supply in the case of the Company’s exclusive products (including PLAVIX* and AVAPRO*) and approximately two months in the case of the Company’s non-exclusive products, was in the range of approximately $100 million below this level of supply to $100 million in excess of this level of supply at March 31, 2003.

The Company’s estimates of inventories by wholesalers are based on the projected prescription demand-based sales for its products, as well as the Company’s analysis of third-party information, including information obtained from certain wholesalers with respect to their inventory levels and sell-through to customers and third-party market research data, and the Company’s internal information. The Company’s estimates are subject to inherent limitations of estimates that rely on third-party data, as certain third-party information was itself in the form of estimates, and reflect other limitations.

In April 2002, the Company disclosed a substantial buildup of wholesaler inventories in its U.S. pharmaceuticals business, and developed and subsequently undertook a plan to workdown in an orderly fashion these wholesaler inventory levels. To facilitate an orderly workdown, the Company’s plan included continuing to offer sales incentives, at reduced levels, to certain wholesalers. With respect to McKesson and Cardinal, the Company entered into agreements for an orderly workdown that provided for these wholesalers to make specified levels of purchases and for the Company to offer specified levels of incentives through the first quarter of 2003 for McKesson and the third quarter of 2003 for Cardinal. The Company expects that the orderly workdown of inventories of its pharmaceutical products held by all U.S. pharmaceuticals wholesalers will be substantially completed at or before the end of 2003.

The Company’s financial results and prior period and quarterly comparisons are affected by the buildup and orderly workdown of wholesaler inventories, as well as the application of the consignment model to certain sales to certain wholesalers. In addition, with respect to sales not accounted for using the consignment model, the Company’s financial results and prior period and quarterly comparisons are affected by fluctuations in the buying patterns of wholesalers, including the effect of incentives offered, and the corresponding changes in inventory levels maintained by these wholesalers. These wholesalers buying patterns and wholesaler inventory levels may not reflect underlying prescriber demand. For information on U.S. pharmaceuticals prescriber demand, reference is made to the table on page 26, which sets forth a comparison of changes in net sales to the estimated total (both retail and mail order customers) prescription growth for certain of the Company’s U.S. pharmaceutical products.

Earnings from continuing operations before minority interest and income taxes decreased 12% to $1,075 million from $1,228 million in 2002 primarily as a result of increases in cost of products sold due to a change in product mix and increased advertising and promotion spending on in-line products. Net earnings from continuing operations decreased 10% to $761 million compared to $842 million in 2002. The effective income tax rate on earnings from continuing operations, before minority interest and income taxes increased to 27.3% in 2003 from 27.1% in 2002. Basic and diluted earnings per share from continuing operations each decreased 9% to $.39 from $.43 in 2002. Basic and diluted average shares outstanding for the first quarter were 1,936 million and 1,940 million, respectively, in 2003 compared to 1,935 million and 1,952 million, respectively, in 2002.

Business Segments

Pharmaceuticals

Sales for the Pharmaceuticals segment in the three months ended March 31, 2003 increased 2% (foreign exchange had a 4% favorable impact) to $3,906 million from $3,848 million in 2002. Domestic pharmaceutical sales decreased 5% to $2,429 million in 2003 from $2,561 million in 2002, primarily due to generic competition for GLUCOPHAGE*IR and TAXOL®. U.S. sales for GLUCOPHAGE*IR and TAXOL® were $51 million in the first quarter of 2003 as compared to $211 million in 2002. Domestic pharmaceutical sales were also impacted by the buildup, in the fourth quarter of 2002, of inventory levels at those U.S. wholesalers not accounted for under the consignment model and the subsequent workdown and lower sales of PLAVIX*.

International sales for the Pharmaceuticals segment increased 15% to $1,477 million in 2003, including a 10% favorable effect of foreign exchange, from $1,287 million in 2002. Sales in Europe increased 16%, including an 18% favorable effect of foreign exchange. Strong growth in PRAVACHOL, AVAPRO* and PLAVIX* were offset by lower demand for VIDEX, ZERIT and CAPTOPRIL as well as price declines in Italy and the U.K.  Japan realized sales growth of 20%, including a 12% favorable effect of foreign exchange, led by growth in TAXOL® sales.

Sales of selected products in the first quarter of 2003 were as follows:

•	Worldwide sales of PRAVACHOL, the Company’s cholesterol-lowering agent, increased 13%, including a 7% favorable foreign exchange impact, to $613 million in 2003, largely due to stronger sales in Europe.

•	Sales by OTN, a specialty distributor of anticancer medicines and related products, increased 27% to $520 million in 2003 from $411 million in 2002.

•	Sales of PLAVIX*, a platelet aggregation inhibitor, declined 11% (foreign exchange had a 2% favorable impact) to $408 million in 2003 from $461 million in 2002. Domestic sales of PLAVIX* declined 18% to $335 million. Sales of AVAPRO* increased 26% (foreign exchange had a 4% favorable impact) to $175 million in 2003. PLAVIX* and AVAPRO* are cardiovascular products launched from the alliance between the Company and Sanofi-Synthelabo.

PLAVIX* sales at the end of 2002 increased due, in part, to purchasing by some domestic wholesalers in anticipation of a January 2003 price increase. Consequently, there was a decline in first quarter 2003 PLAVIX* sales in the U.S. The Company estimates that domestic prescription demand for PLAVIX* grew approximately 30% in the first quarter 2003 compared to the first quarter 2002. Given continued strong prescription demand and fluctuations in buying patterns of wholesalers, the Company expects full year 2003 reported sales of PLAVIX* to be largely in line with overall prescription growth and wholesaler inventory levels at the end of 2003 to be approximately the same as at the end of 2002. In addition, the first quarter year-on-year comparison is not a fully valid measure of PLAVIX* domestic performance because the inventory workdown for PLAVIX* did not begin until the second quarter of 2002.

•	Sales of TAXOL® and PARAPLATIN, the Company’s leading anti-cancer agents, were each $209 million. International sales of TAXOL® increased 23%, including favorable foreign exchange effect of 15%, to $192 million, led by strong sales growth in Japan, while domestic sales decreased 73% to $17 million, due to generic competition. PARAPLATIN sales increased by 29% driven by sales in the U.S.

•	Sales of SUSTIVA, an anti-retroviral agent, increased 18% (foreign exchange had a 5% favorable impact) to $150 million in 2003.

•	Sales of ZERIT, an antiretroviral agent, were $115 million in 2003, a decrease of 1% (foreign exchange had a 5% favorable impact).

•	Sales of the GLUCOPHAGE* franchise decreased 14% to $247 million. GLUCOPHAGE*IR sales decreased 75% to $37 million, while GLUCOVANCE* sales grew 89% to $108 million, and GLUCOPHAGE*XR Extended Release tablets sales grew 28% to $101 million. In April 2003, the Company announced that the U.S. Food and Drug Administration (FDA) approved the GLUCOPHAGE* XR (metformin HCI extended release tablets) 750 mg tablet. GLUCOPHAGE*XR 750 mg was developed to provide physicians with an additional option to make titration to higher doses more convenient, when needed and appropriate.

•	Recorded alliance revenue for ABILIFY* for the first three months of 2003 was $37 million. The schizophrenia agent was introduced in the U.S. in November 2002 and has achieved a 4% weekly new prescription share of the U.S. antipsychotic market. Bristol-Myers Squibb and its partner, Otsuka Pharmaceutical, Ltd. recently filed a Supplemental New Drug Application for the use of ABILIFY* in the long-term treatment of schizophrenia. A filing for the use of ABILIFY* in bipolar acute mania is expected to be submitted to the FDA later this year.

The following table sets forth a comparison of reported net sales changes and the estimated total (for retail and mail order customers) prescription growth for certain of the Company’s U.S. pharmaceutical products. The estimated prescription growth amounts are based on third-party data. A significant portion of the Company’s domestic pharmaceutical sales is made to wholesalers. Where the change in reported net sales differs from prescription growth, this change in net sales may reflect wholesaler buying patterns and not reflect underlying prescriber demand.

	Three Months Ended March 31, 2003		Three Months Ended March 31, 2002
	% Change in U.S. Net Sales	% Change in Total U.S. Prescriptions	% Change in U.S. Net Sales	% Change in Total U.S. Prescriptions
PRAVACHOL	3	—	2	10
PLAVIX*	(18)	30	79	39
AVAPRO/AVALIDE*	18	15	22	10
ZERIT	2	(21)	(20)	(13)
SUSTIVA	7	20	—	4
GLUCOVANCE*	91	9	22	110
GLUCOPHAGE*XR	28	6	**	**
VIDEX/VIDEX EC	(3)	5	42	8

**	In Excess of 200%.

Earnings before minority interest and income taxes for the Pharmaceuticals segment declined to $887 million in the first quarter of 2003 from $946 million in 2002. The decline in earnings before minority interest and income taxes is primarily the result of generic competition, the buildup in the prior period of inventory levels at those U.S. wholesalers not accounted for under the consignment model and the subsequent workdown, and higher cost of products sold due to a change in product mix and increased advertising and promotion spending on in-line products.

Nutritionals

Sales for the Nutritionals segment were $433 million for the three months ended March 31, 2003, a decrease of 4% (foreign exchange had a 1% unfavorable impact) from the prior year. International sales increased 6% (foreign exchange had a 3% unfavorable impact) and U.S. sales decreased 12%. Mead Johnson continues to be the leader in the U.S. infant formula market. ENFAMIL, the Company’s largest-selling infant formula, had sales of $161 million, a decrease of 11% from the prior year. Sales of ENFAGROW, a children’s nutritional supplement, increased 58% to $41 million.

Earnings before minority interest and income taxes for the Nutritionals segment decreased to $69 million in 2003 from $125 million in 2002 primarily due to a decrease in infant formula sales in the U.S. and the discontinuance of a copromotion arrangement for CEFZIL with the Pharmaceuticals segment.

Other Healthcare

Sales in the Other Healthcare segment increased 2% (foreign exchange had a 5% favorable impact) to $372 million. The Other Healthcare segment is comprised of the ConvaTec, Medical Imaging and Consumer Medicines (U.S. and Japan) businesses.

•	ConvaTec sales for the three months ended March 31, 2003 increased 1%, including an 8% favorable impact from foreign exchange, to $177 million. Sales of ostomy products remained at the same level as prior year of $108 million, while sales of modern wound care products increased 3% to $67 million.

•	Medical Imaging sales for the three months ended March 31, 2003, increased 13%, including a 1% favorable impact from foreign exchange, to $119 million. The increase in Medical Imaging sales was primarily due to a 15% increase in CARDIOLITE sales to $75 million in 2003 from $65 million in 2002.

•	Consumer Medicines sales for the three months ended March 31, 2003 decreased 10% to $76 million, including a 2% favorable impact of foreign exchange, primarily due to lower U.S. sales of EXCEDRIN and KERI products.

Earnings before minority interest and income taxes for the Other Healthcare segment decreased to $54 million in 2003 from $88 million in 2002 primarily as a result of a decline in sales and increased advertising for EXCEDRIN QUICKTABS in the Consumer Medicines business.

Expenses

Total expenses for the three months ended March 31, 2003, as a percentage of sales, increased to 77.2% from 73.7% in 2002. During the first quarters of 2003 and 2002, the Company recorded several significant items that affected the comparability of the results of the periods presented herein:

	Three Months Ended March 31,
	2003	2002
	(dollars in millions)
Litigation settlement(1)	$(21)	$90
Restructuring and other items(2)	26	—
Gain on sales of businesses/product lines	—	(30)
Acquired in-process research and development	—	160

	5	220
Income taxes/ (benefit) on items above	2	(83)

	$7	$137

(1)	In 2003, the Company recognized $21 million in pre-tax income from the settlement of antitrust litigation involving vitamins manufacturers.
(2)	$10 million of asset impairment is included in cost of products sold and $4 million of accelerated depreciation for certain North American facilities expected to be closed by the end of 2004 is included in other (income)/expense in 2003.

For additional information, see Note 2, Restructuring and Other Items, Note 6, Alliances and Investments, Note 7, Divestitures and Discontinued Operations, and Note 10, Litigation Matters, to the consolidated financial statements included in this Form 10-Q.

Cost of products sold, as a percentage of sales, increased to 35.8% in 2003 from 32.2% in 2002. This increase is primarily due to increased sales of lower margin products from OTN and a decline in higher margin GLUCOPHAGE* IR and TAXOL® sales due to the continuing impact of generic competition in the U.S. For the remainder of 2003, the Company anticipates the cost of products sold, as a percentage of sales, to be at or slightly below first quarter levels.

Marketing, selling, and administrative expenses increased 13% to $1,032 million in 2003 from $912 million in 2002. As a percentage of sales, marketing, selling and administrative expenses increased to 21.9% in the first quarter of 2003 from 19.6% in 2002. This increase is primarily due to the additional sales representatives in the Pharmaceuticals segment supporting ABILIFY*, PRAVACHOL and AVAPRO*.

Expenditures for advertising and promotion in support of new and existing products increased 41% to $364 million in 2003 from $259 million in 2002, primarily as a result of new promotional support for ABILIFY* and increased support for PRAVACHOL.

Research and development expenditures decreased 5% to $476 million in 2003 from $502 million in 2002. Pharmaceutical research and development spending decreased 7% from the prior year and, as a percentage of pharmaceutical sales, was 11.5% in the first quarter of 2003 and 12.5% in the first quarter of 2002. This decline is largely due to the timing of clinical trials and reductions in discovery spending, including the closure of a discovery facility in Wilmington, Delaware. The

Company continues to expect research and development spending levels for the full-year 2003 to be comparable to the 2002 level.

Restructuring programs were implemented in the first quarter of 2003 to downsize and streamline worldwide manufacturing operations. The programs include costs for the termination of approximately 340 manufacturing employees in the Pharmaceuticals segment. As a result of these actions, the Company expects the annual benefit to earnings from continuing operations before minority interest and income taxes to be approximately $28 million in future periods.

Other (income)/expense, net increased to $88 million in the first quarter of 2003 from $39 million in the first quarter of 2002. Other (income)/expense, net includes net interest expense of $61 million and $75 million for the three month periods ended March 31, 2003 and 2002, respectively. In addition, 2002 includes income from the sale of certain minor assets.

The effective income tax rate on earnings from continuing operations before minority interest and income taxes was 27.3% compared with 27.1% in 2002.

Financial Position

The Company had cash and cash equivalents of approximately $4.3 billion at March 31, 2003 as compared to $4.0 billion at December 31, 2002. The Company continues to maintain a high level of working capital, which was $2.2 billion at March 31, 2003, increasing from $1.8 billion at December 31, 2002.

Short-term borrowings were $2,247 million at March 31, 2003, compared with $1,379 million at December 31, 2002, primarily as a result of the issuance of commercial paper.

Long-term debt increased to $6.4 billion at March 31, 2003 from $6.3 billion at December 31, 2002. In April 2003, Moody’s Investors Service reduced the Company’s long-term credit rating from Aa2 to A1. In March 2003, Moody’s confirmed the Prime-1 short-term credit rating for the Company. There has been no change in Standard & Poor’s AA long-term and A–1+ short-term credit rating for the Company.

Net cash provided by operating activities was $163 million in the three months ended March 31, 2003 as compared to net cash used in operating activities of $1,086 million in 2002. The increase in cash provided by operating activities for 2003 is mainly attributable to income tax outflows in 2002 of $1,449 million, which primarily related to the payment of taxes on the gain arising from the sale of the Clairol business.

During the three months ended March 31, 2003, the Company did not purchase any of its common stock. During the three months ended March 31, 2002, the Company purchased 1.5 million shares of its common stock at a cost of $67 million.

For each of the three month periods ended March 31, 2003 and 2002, dividends declared per common share were $.280.

Retirement Benefits

For a discussion of the Company’s retirement benefits, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2002 Form 10-K.

Critical Accounting Policies

For a discussion of the Company’s critical accounting policies, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the Company’s 2002 Form 10-K.

Cautionary Factors that May Affect Future Results

This quarterly report on Form 10-Q (including documents incorporated by reference) and other written and oral statements the Company makes from time to time contain certain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by the fact they use words such as “should”, “expect”, “anticipate”, “estimate”, “may”, “will”, “project”, “guidance”, “intend”, “plan”, “believe” and other words and terms of similar meaning and expression in connection with any discussion of future operating or financial performance. One can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Such forward-looking statements are based on current expectations and involve inherent risks and uncertainties, including factors that could delay, divert or change any of them, and could cause actual outcomes to differ materially from current expectations. These statements are likely to relate to, among other things, the Company’s goals, plans and projections regarding its financial position, results of operations, market position, product development, product approvals, sales efforts, expenses, performance or results of current and anticipated products and the outcome of contingencies such as legal proceedings, and financial results which are based on current expectations that involve inherent risks and uncertainties, including factors that could delay, divert or change any of them in the next several years.

Although it is not possible to predict or identify all factors, they may include the following:

•	New government laws and regulations, such as (i) health care reform initiatives in the United States at the state and federal level and in other countries; (ii) changes in the FDA and foreign regulatory approval processes that may cause delays in approving, or preventing the approval of, new products; (iii) tax changes such as the phasing out of tax benefits heretofore available in the United States and certain foreign countries; and (iv) new laws, regulations and judicial decisions affecting pricing or marketing.

•	Competitive factors, such as (i) new products developed by competitors that have lower prices or superior performance features or that are otherwise competitive with Bristol-Myers Squibb’s current products; (ii) generic competition as the Company’s products mature and patents expire on products; (iii) technological advances and patents attained by competitors; (iv) problems with licensors, suppliers and distributors; and (v) business combinations among the Company’s competitors or major customers.

•	Difficulties and delays inherent in product development, manufacturing and sale, such as (i) products that may appear promising in development may fail to reach market for numerous reasons, including efficacy or safety concerns, the inability to obtain necessary regulatory approvals and the difficulty or excessive cost to manufacture; (ii) seizure or recall of products; (iii) the failure to obtain, the imposition of limitations on the use of, or loss of patent and other intellectual property rights; (iv) failure to comply with Current Good Manufacturing Practices and other application regulations and quality assurance guidelines that could lead to temporary manufacturing shutdowns, product shortages and delays in product manufacturing; and (v) other manufacturing or distribution problems.

•	Legal difficulties, any of which can preclude or delay commercialization of products or adversely affect profitability, including (i) intellectual property disputes; (ii) adverse decisions in litigation, including product liability and commercial cases; (iii) the inability to obtain adequate insurance with respect to this type of liability; (iv) recalls of pharmaceutical products or forced closings of manufacturing plants; (v) government investigations; (vi) claims asserting violations of securities, antitrust and other laws; (vii) environmental matters; and (viii) tax liabilities.

•	Increasing pricing pressures worldwide, including rules and practices of managed care groups and institutional and governmental purchasers, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical reimbursement and pricing in general.

•	Fluctuations in buying patterns and inventory levels of major distributors, retail chains and other trade buyers which may result from seasonality, pricing, wholesaler buying decisions (including the effect of incentives offered), the Company’s wholesaler inventory management policies (including the workdown of wholesaler inventory levels) or other factors.

•	Greater than expected costs and other difficulties including unanticipated effects and difficulties of acquisitions, dispositions and other events, including obtaining regulatory approvals occurring in connection with evolving business strategies, legal defense costs, insurance expense, settlement costs and the risk of an adverse decision related to litigation.

•	Changes to advertising and promotional spending and other categories of spending that may affect sales.

•	Changes in the Company’s structure resulting from acquisitions, divestitures, mergers, restructurings or other strategic initiatives.

•	Economic factors over which the Company has no control such as changes of business and economic conditions including, but not limited to, changes in interest rates and fluctuation of foreign currency exchange rates.

•	Changes in business, political and economic conditions due to the recent terrorist attacks in the U.S., the threat of future terrorist activity in the U.S. and other parts of the world and related U.S. military action overseas.

•	Changes in accounting standards promulgated by the Financial Accounting Standards Board, the Securities and Exchange Commission or the American Institute of Certified Public Accountants, which may require adjustments to financial statements.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk disclosures have not materially changed from those appearing in the Company’s 2002 Form 10-K.

In the three months ended March 31, 2003, the Company purchased $1,049 million notional amount of foreign exchange euro put options, sold $516 million notional amount of put options (primarily the euro), sold $847 million notional amount of forward contracts (primarily euro and Canadian dollar) and bought $151 million notional amount of Japanese yen forward contracts to partially hedge the exchange impact related to forecasted intercompany inventory purchases for up to the next 20 months.

Item 4. CONTROLS AND PROCEDURES

Within 90 days prior to the filing date of this Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of its chief executive officer and chief financial officer, pursuant to Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended, of the effectiveness of the design and operation of its disclosure controls and procedures.

In making this evaluation, the Company has considered the two “material weaknesses” (as defined under standards established by the American Institute of Certified Public Accountants) relating to its accounting and public financial reporting of significant matters and to its initial recording and management review and oversight of certain accounting matters, that were identified and communicated to the Company and its Audit Committee by the Company’s independent auditors in connection with their audits of the restatement of previously issued financial statements and the consolidated financial statements for the year ended December 31, 2002. The Company has also considered measures taken by the Company in the last year to strengthen control processes and procedures.

Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that as of the evaluation date, such disclosure controls and procedures were reasonably designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Other than as described above, since the evaluation date by the Company’s management of its internal controls, there have not been any significant changes in the internal controls or in other factors that could significantly affect the internal controls.

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Various lawsuits, claims and proceedings are pending against the Company and certain of its subsidiaries. The most significant of these are described below.

TAXOL® LITIGATION

In 1997 and 1998, the Company filed several lawsuits asserting that a number of generic drug companies infringed its patents covering methods of administering paclitaxel when they filed Abbreviated New Drug Applications seeking regulatory approval to sell paclitaxel. These actions were consolidated for discovery in the U.S. District Court for the District of New Jersey (District Court). The Company did not assert a monetary claim against any of the defendants, but sought to prevent the defendants from marketing paclitaxel in a manner that violates its patents. The defendants asserted that they did not infringe the Company’s patents and that these patents are invalid and unenforceable.

In early 2000, the District Court invalidated most claims of the Company’s patents at issue. On April 20, 2001, the U.S. Court of Appeals for the Federal Circuit affirmed the District Court’s summary judgment of the invalidity of all but two claims of the patents at issue. Those two claims relate to the low-dose, three-hour administration of paclitaxel in which the patient is given a specified regimen of premedicants before the administration of paclitaxel. The appellate court remanded those two claims to the District Court for further proceedings. In 2001, the Company filed an additional patent infringement suit against another company seeking to market generic paclitaxel.

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

Since the filing of the initial patent infringement suits, seven private actions have been filed by parties alleging antitrust, consumer protection and similar claims relating to the Company’s actions to obtain and enforce patent rights. The most recent of the seven private actions was brought in March 2003 by a purported competitor alleging antitrust claims relating to the Company’s actions to obtain and enforce patent rights, an alleged conspiracy to block the entry of generic paclitaxel into the market and the alleged restriction of the supply of TAXOL® raw materials. The plaintiffs seek declaratory judgment, damages (including treble and/or punitive damages where allowed), restitution, disgorgement, equitable relief and injunctive relief. In June 2002, a group of 32 state attorneys general, the District of Columbia, Puerto Rico and the Virgin Islands brought similar claims. In April 2003, the states amended their complaint to add 18 states, Guam, Mariana Islands and American Samoa as plaintiffs. In September 2000, the Federal Trade Commission (FTC) initiated an investigation relating to paclitaxel.

On January 7, 2003, the Company announced that it reached agreements in principle that would settle substantially all antitrust litigation surrounding TAXOL®. The amount of the TAXOL® antitrust settlements is expected to be $135 million, the full amount of which was accrued in the third quarter of 2002. Certain important terms and conditions of the settlements remain to be finalized, and certain settlements require court approval and are subject to opt out periods. Among the provisions remaining to be negotiated are the terms for incorporating certain claimants, including a number of health insurers, into the existing settlement framework. The Company is in discussions with a number of insurers. Whether they will ultimately join the proposed settlement cannot be predicted with certainty at this time.

The state attorneys general have executed a settlement agreement with the Company and that agreement is subject to court approval. The Company has also reached agreement with the FTC staff on the terms of a consent order that would resolve the FTC’s investigation. The consent order was approved by the FTC commissioners on April 14, 2003 and will be in effect until April 14, 2013.

Other than with respect to the above mentioned proposed settlements, it is not possible at this time reasonably to assess the final outcome of these lawsuits or reasonably to estimate the possible loss or range of loss with respect to these lawsuits. If the proposed settlements do not become final or do not resolve all TAXOL®-related antitrust, consumer protection and similar claims, and if the Company were not to prevail in final, non-appealable determinations of ensuing litigation, the impact could be material.

BUSPAR LITIGATION

On November 21, 2000, the Company obtained a patent, U.S. Patent No. 6,150,365 (’365 patent), relating to a method of using BUSPAR or buspirone. The Company timely submitted information relating to the ’365 patent to the FDA for listing in an FDA publication commonly known as the “Orange Book”, and the FDA thereafter listed the patent in the Orange Book.

Delisting and Patent Suits. Generic-drug manufacturers sued the FDA and the Company to compel the delisting of the ’365 patent from the Orange Book. Although one district court declined to order the delisting of the ’365 patent, another ordered the Company to cause the delisting of the patent from the Orange Book. The Company complied with the court’s order but appealed the decision to the United States Court of Appeals for the Federal Circuit. The appellate court reversed the district court that ordered the delisting. Concurrently, the Company sought to enforce the ’365 patent in actions against two generic drug manufacturers.

Antitrust Suits. Following the delisting of the ’365 patent from the Orange Book, a number of purchasers of buspirone and several generic drug makers filed lawsuits against the Company alleging that it improperly triggered statutory marketing exclusivity. The plaintiffs claimed that this was a violation of antitrust, consumer protection and other similar laws. The attorneys general of 35 states, Puerto Rico and the District of Columbia also filed suit against the Company with parallel allegations. The plaintiffs have amended their allegations to include charges that a 1994 agreement between the Company and a generic company improperly blocked the entry of generic buspirone into the market. Plaintiffs seek declaratory judgment, damages (including treble and/or punitive damages where allowed), disgorgement, equitable relief and injunctive relief. In addition, two antitrust suits brought by a number of health insurers remain pending in New Jersey Superior Court. The plaintiffs’ allegations and the relief sought are similar to those in the antitrust suits consolidated in the MDL proceeding.

Multidistrict Litigation (MDL) Proceedings. The Judicial Panel on MDL granted the Company’s motions to have all of the patent and antitrust cases consolidated in a single forum. The court before which the buspirone litigations are now pending issued two opinions dated February 14, 2002. In the first opinion, the court found that the ’365 patent does not cover uses of buspirone and therefore is not infringed. In the second opinion, the court denied the Company’s motion to dismiss the federal antitrust and various state law claims. The second opinion allows the claims against the Company to proceed, except as to federal antitrust claims for damages accrued more than four years before the filing of the complaints.

Government Investigations. The FTC and a number of state attorneys general initiated investigations concerning the matters alleged in the antitrust suits and discussed above. The Company cooperated in these investigations. A number of attorneys general, but not all of them, filed an action against the Company, as noted above.

Proposed Settlements. On January 7, 2003, the Company announced that it reached agreements in principle that would settle substantially all antitrust litigation surrounding BUSPAR in the MDL proceeding. The amount of the BUSPAR settlements is expected to be $535 million, of which $35 million was accrued in the fourth quarter of 2001, $90 million was accrued in the first quarter of 2002, and $410 million was accrued in the third quarter of 2002. Written settlement agreements with a number of parties have now been signed. Certain of these settlements require court approval and are subject to opt out periods. Whether these cases will ultimately be settled cannot be predicted with certainty at this time.

The Company has also reached agreement with the FTC staff on the terms of a consent order that would resolve the FTC’s investigation. The consent order was approved by the FTC commissioners on April 14, 2003 and will remain in effect until April 14, 2013.

Other than with respect to the above mentioned proposed settlements of BUSPAR antitrust litigation, it is not possible at this time reasonably to assess the final outcome of these lawsuits or reasonably to estimate the possible loss or range of loss with respect to these lawsuits. If the proposed settlements do not become final or do not resolve all BUSPAR-related antitrust, consumer protection and similar claims, and if the Company were not to prevail in final, non-appealable determinations of ensuing litigation, the impact could be material.

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

PLAVIX* LITIGATION

The Company is part owner of an entity that is a plaintiff in two pending patent infringement lawsuits in the United States District Court for the Southern District of New York, entitled Sanofi-Synthelabo, Sanofi-Synthelabo Inc., and Bristol-Myers Squibb Sanofi Pharmaceuticals Holding Partnership v. Apotex Inc. and Apotex Corp., 02-CV-2255 (RWS) and Sanofi-Synthelabo, Sanofi-Synthelabo Inc. and Bristol-Myers Squibb Sanofi Pharmaceuticals Holding Partnership v. Dr. Reddy’s Laboratories, LTD., and Dr. Reddy’s Laboratories, Inc., 02-CV-3672 (RWS). The suits are based on U.S. Patent No. 4,847,265, which discloses and claims, among other things, the hydrogen sulfate salt of clopidogrel, which is marketed as PLAVIX*, and on U.S. Patent No. 5,576,328, which discloses and claims, among other things, the use of clopidogrel to prevent a secondary ischemic event. Plaintiffs’ infringement position is based on defendants’ filing of their Abbreviated New Drug Applications with the FDA, seeking approval to sell generic clopidogrel prior to the expiration of the patents in suit.

It is not possible at this time reasonably to assess the final outcome of these lawsuits or reasonably to estimate the possible loss or range of loss with respect to these lawsuits. If patent protection for PLAVIX* were lost, the impact on the Company’s operations could be material.

OTHER SECURITIES MATTERS

During the period March through May 2002, the Company and a number of its current and former officers were named as defendants in a number of securities class action lawsuits alleging violations of federal securities laws and regulations. The plaintiffs variously alleged that the defendants disseminated materially false and misleading statements and failed to disclose material information concerning three different matters: (1) safety, efficacy and commercial viability of VANLEV (as discussed above), (2) the Company’s sales incentives to certain wholesalers and the inventory levels of those wholesalers, and (3) the Company’s investment in and relations with ImClone, and ImClone’s product, ERBITUX*. As discussed above, the allegations concerning VANLEV have been transferred to the U.S. District Court for the District of New Jersey and consolidated with the action pending there. The remaining actions have been consolidated and are pending in the U.S. District Court for the Southern District of New York. Plaintiffs filed a consolidated class action complaint on April 11, 2003 alleging a class period of October 19, 1999 through March 10, 2003. The consolidated class action complaint additionally alleges violations of federal securities laws in connection with, among other things, certain accounting issues, including issues related to the establishment of reserves, and accounting for certain asset and other sales. The plaintiffs seek compensatory damages, costs and expenses.

In October 2002, a number of the Company’s officers, directors and former directors were named as defendants in a shareholder derivative suit pending in the U.S. District Court for the Southern District of New York. The Company is a nominal defendant. The suit alleges, among other things, violations of the federal securities laws and breaches of contract and fiduciary duty in connection with the Company’s sales incentives to certain wholesalers, the inventory levels of those wholesalers and its investment in ImClone and ImClone’s product, ERBITUX*. Two similar actions are pending in New York State court. Plaintiffs seek damages, costs and attorneys’ fees. In March 2003, a number of the Company’s officers, directors and former officers were named as defendants in two shareholder derivative lawsuits pending in the U.S. District Court for the District of New Jersey. The Company is a nominal defendant. One of the lawsuits also names PricewaterhouseCoopers LLP (PwC) as a defendant. The lawsuits variously allege, among other things, violations of federal securities laws and breaches of fiduciary duty by the individual defendants in connection with the Company’s conduct concerning: safety, efficacy and commercial viability of VANLEV (as discussed above); the Company’s sales incentives to certain wholesalers and the inventory levels of those wholesalers; the Company’s investment in and relations with ImClone, and ImClone’s product ERBITUX*; alleged anticompetitive behavior in connection with BUSPAR and TAXOL®; and failure of the Board of Directors to supervise management and perform other duties. One of the lawsuits alleges malpractice by PwC. The plaintiffs seek restitution and rescission of certain officers’ and directors’ compensation and alleged improper insider trading proceeds; injunctive relief; fees, costs and expenses; and contribution and indemnification from PwC.

In April 2002, the SEC initiated an inquiry into the wholesaler inventory issues referenced above, which became a formal investigation in August 2002. In December 2002, that investigation was expanded to include certain accounting issues, including issues related to the establishment of reserves, and accounting for certain asset and other sales. In October 2002, the United States Attorney’s Office for the District of New Jersey announced an investigation into the wholesaler inventory issues referenced above, which has since expanded to cover the same subject matter as the SEC investigation. In the opinion of management, all material adjustments necessary to correct the previously issued financial statements have been recorded as part of the restatement, and the Company does not expect any further restatement. As described below, however, the Company cannot reasonably assess the final outcome of these investigations at this time. The Company is cooperating with both of these investigations. The Company’s own investigation is also continuing.

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

ERISA LITIGATION

In December 2002 and in the first quarter of 2003, the Company and others were named as defendants in a number of class actions brought under the federal Employee Retirement Income Security Act (ERISA). The cases were filed in the U.S. District Court for the Southern District of New York and the District of New Jersey. The actions filed in the District of New Jersey have been transferred to the Southern District of New York, and a consolidated complaint is expected shortly. Plaintiffs variously allege that defendants breached various fiduciary duties imposed by ERISA and owed to participants in the Bristol-Myers Squibb Company Savings and Investment Program (Program), including a duty to disseminate material information concerning: (1) safety data of the Company’s product VANLEV, (2) the Company’s sales incentives to certain wholesalers and the inventory levels of those wholesalers, and (3) the Company’s investment in and relations with ImClone, and ImClone’s product, ERBITUX*. In connection with the above allegations, plaintiffs further assert that defendants breached fiduciary duties to diversify Program assets, to monitor investment alternatives, to avoid conflicts of interest, and to remedy alleged fiduciary breaches by co-fiduciaries. In the case originally filed in the District of New Jersey, plaintiffs additionally allege violation by defendants of a duty to disseminate material information concerning alleged anti-competitive activities related to the Company’s products BUSPAR, TAXOL®, and PRAVACHOL. Plaintiffs seek to recover losses caused by defendants’ alleged violations of ERISA and attorneys’ fees.

It is not possible at this time reasonably to assess the final outcome of these matters or reasonably to estimate possible loss or range of loss with respect to these lawsuits. If the Company were not to prevail in final, non-appealable determinations of these matters, the impact could be material.

AVERAGE WHOLESALE PRICING LITIGATION

The Company, together with a number of other pharmaceutical manufacturers, is a defendant in a series of state and federal actions by private plaintiffs, brought as purported class actions, and complaints filed by the attorneys general of two states and one county, alleging that the manufacturers’ reporting of prices for certain products has resulted in a false and overstated Average Wholesale Price (AWP), which in turn improperly inflated the reimbursement paid by Medicare beneficiaries, insurers, state Medicaid programs, medical plans, and others to health care providers who prescribed and administered those products. The federal cases (and many of the state cases, including the attorney general cases, which have been removed to federal courts) have been consolidated for pre-trial purposes and transferred to the United States District Court for the District of Massachusetts, In re Pharmaceutical Industry Average Wholesale Price Litigation (AWP MultiDistrict Litigation). On September 6, 2002, several of the private plaintiffs in the AWP MultiDistrict Litigation filed a Master Consolidated Complaint (Master Complaint), which superseded the complaints in their pre-consolidated constituent cases. The Master Complaint asserts claims under the federal RICO statute and state consumer protection and fair trade statutes. The Company and the other defendants moved to dismiss the Master Complaint, and motions were heard on January 13, 2003. The Nevada and Montana Attorneys General have moved to have their respective cases remanded to state court and argument on the motion was held on March 7, 2003. The Company is also a defendant in related state court proceedings in New York, New Jersey, California, Arizona and Tennessee, and in one federal court proceeding in New York commenced by the County of Suffolk. The New York and New Jersey state court proceedings are currently stayed. The Company, and the other defendants, have removed, or intend to remove, the other state court cases to federal court and will seek to have them transferred to the AWP MultiDistrict Litigation. The Company anticipates that the County of Suffolk case will also be transferred there. Plaintiffs seek damages as well as injunctive relief aimed at manufacturer price reporting practices. These cases are at a very preliminary stage, and the Company is unable to assess the outcome and any possible effect on its business and profitability, or reasonably to estimate possible loss or range of loss with respect to these cases.

The Company, together with a number of other pharmaceutical manufacturers, also has received subpoenas and other document requests from various government agencies seeking records relating to its pricing and marketing practices for drugs covered by Medicare and/or Medicaid. The requests for records have come from the United States Attorney’s Office for the District of Massachusetts, the Office of the Inspector General of the Department of Health and Human Services in conjunction with the Civil Division of the Department of Justice, and several states.

The Company is producing documents and actively cooperating with these investigations, which could result in the assertion of criminal and/or civil claims. The Company is unable to assess the outcome of, or to reasonably estimate the possible loss or range of loss with respect to, these investigations, which could include the imposition of fines, penalties and administrative remedies.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders was held on May 6, 2003 for the purpose of:

A.	election of four directors;

B.	ratification of the appointment of PricewaterhouseCoopers LLP as independent auditors for 2003;

C.	approval of the Executive Performance Incentive Plan;

D.	approval of amendment to the Company’s Certificate of Incorporation to declassify the Board of Directors;

E.	voting on a stockholder proposal relating to a shareholder rights plan;

F.	voting on a stockholder proposal relating to separation of chairman and chief executive officer positions;

G.	voting on a stockholder proposal relating to discretionary executive compensation; and

H.	voting on a stockholder proposal relating to an executive compensation review.

The following persons were elected to serve as directors and received the number of vote set opposite their respective names:

	For	Withheld
Robert E. Allen	1,560,564,991	83,485,737
Lewis B. Campbell	1,509,551,189	134,499,539
Laurie H. Glimcher, M.D.	1,565,952,404	78,098,324
James D. Robinson	1,517,252,399	126,798,329

The appointment of PricewaterhouseCoopers LLP was ratified by a vote of 1,561,518,893 shares in favor of the appointment, with 67,745,896 shares voting against, 14,823,615 shares abstaining.

The Executive Performance Incentive Plan was approved by a vote of 1,455,961,118 shares in favor, with 163,330,550 shares voting against, 24,743,365 shares abstaining.

The amendment to the Company’s Certificate of Incorporation was approved by a vote of 1,573,985,356 in favor of the amendment, with 45,361,310 shares voting against, 24,694,239 shares abstaining.

The stockholder-proposed resolution relating to a shareholder rights plan received a vote of 891,594,209 shares in favor, with 387,028,719 shares voting against, 29,817,915 shares abstaining and 335,609,885 broker non-votes.

The stockholder-proposed resolution relating to separation of the chairman and chief executive officer positions received a vote of 512,338,895 shares in favor, with 764,104,536 shares voting against, 32,082,822 shares abstaining and 335,524,475 broker non-votes.

The stockholder-proposed resolution relating to discretionary executive compensation received a vote of 151,710,972 shares in favor, with 1,128,856,386 shares voting against, 27,963,680 shares abstaining and 335,519,690 broker non-votes.

The stockholder-proposed resolution relating to an executive compensation review received a vote of 167,888,971 shares in favor, with 1,107,767,211 shares voting against, 32,858,173 shares abstaining and 335,536,373 broker non-votes.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits (listed by number corresponding to the Exhibit Table of Item 601 in Regulation S-K).

Exhibit Number and Description		Page

10d.	Bristol-Myers Squibb Company Executive Performance Incentive Plan	E-10-1

15.	Independent Accountants’ Awareness Letter	E-15-1

99.1	Section 906 Certification Letter	E-99-1

99.2	Section 906 Certification Letter	E-99-2

b)	Reports on Form 8-K

On February 3, 2003, the Registrant filed a Form 8-K announcing that it has reached agreements in principle to settle substantially all of the antitrust litigation surrounding two of its drugs, BUSPAR and TAXOL®. Attached as an exhibit to such Form 8-K is its press release dated January 7, 2003.

On March 4, 2003, the Registrant filed a Form 8-K announcing that it expected to release the results of the restatement of its financial statements on Monday, March 10, 2003. The Registrant also announced that it expected to file its amended 2001 Form 10-K and its third quarter 2002 Form 10-Q on March 10, 2003. Attached as an exhibit to such Form 8-K is its press release dated February 27, 2003.

On March 11, 2003, the Registrant filed a Form 8-K in connection with the release of the results of the restatement of its financial statements and 2002 full year results. Attached as an exhibit to such Form 8-K is its press release dated March 10, 2003.

*	Indicates, in this Form 10-Q, brand names of products which are registered trademarks not owned by the Company or its subsidiaries. ERBITUX is a trademark of ImClone Systems Incorporated; AVAPRO/AVALIDE and PLAVIX are trademarks of Sanofi-Synthelabo S.A.; GLUCOPHAGE, GLUCOPHAGE XR and GLUCOVANCE are trademarks of Merck Sante S.A.S., an associate of Merck KGaA of Darmstadt, Germany; and ABILIFY is a trademark of Otsuka Pharmaceutical Company, Ltd.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRISTOL-MYERS SQUIBB COMPANY (REGISTRANT)

Date: May 14, 2003	By:	/S/ PETER R. DOLAN
Peter R. Dolan Chairman of the Board and Chief Executive Officer

Date: May 14, 2003	By:	/S/ ANDREW R. J. BONFIELD
Andrew R. J. Bonfield Senior Vice President and Chief Financial Officer

CERTIFICATIONS PURSUANT TO SECTION 302 OF

THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION BY CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE OFFICER

I, Peter R. Dolan, certify that:

1.	I have reviewed Bristol-Myers Squibb Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/S/    PETER R. DOLAN

Peter R. Dolan

Chairman of the Board and

Chief Executive Officer

CERTIFICATION BY THE SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

I, Andrew R.J. Bonfield, certify that:

1.	I have reviewed Bristol-Myers Squibb Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/S/    ANDREW R.J. BONFIELD

Andrew R.J. Bonfield

Senior Vice President and

Chief Financial Officer