Form 10-Q
period 2003-06-30
BRISTOL MYERS SQUIBB CO
filed 2003-08-08
CIK 14272

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

Yes  ☒    No  ☐

At June 30, 2003, there were 1,938,600,305 shares outstanding of the Registrant’s $.10 par value Common Stock.

BRISTOL-MYERS SQUIBB COMPANY

INDEX TO FORM 10-Q

June 30, 2003

Page
PART I - FINANCIAL INFORMATION

Item 1.
Financial Statements (unaudited):
Consolidated Balance Sheet at June 30, 2003 and December 31, 2002	3
Consolidated Statement of Earnings, Comprehensive Income and Retained Earnings for the three and six months ended June 30, 2003 and 2002	4-5
Consolidated Statement of Cash Flows for the six months ended June 30, 2003 and 2002	6
Notes to Consolidated Financial Statements	7-26
Report of Independent Auditors	27

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations	28-40

Item 3.
Quantitative and Qualitative Disclosures About Market Risk	41

Item 4.
Controls and Procedures	41

PART II - OTHER INFORMATION

Item 1.
Legal Proceedings	42-50

Item 4.
Submission of Matters to a Vote of Security Holders	50

Item 6.
Exhibits and Reports on Form 8-K	50

Signatures	51

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED BALANCE SHEET

	June 30, 2003	December 31, 2002
	(Unaudited)
	(dollars in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$4,307	$3,978
Time deposits and marketable securities	114	11
Receivables, net of allowances $169 and $129	3,211	2,968
Inventories:
Finished goods	947	884
Work in process	566	415
Raw and packaging materials	171	216
Consignment inventory	17	58

Total Inventories	1,701	1,573
Prepaid expenses	1,326	1,445

Total Current Assets	10,659	9,975

Property, plant and equipment	9,021	8,693
Less: Accumulated depreciation	3,605	3,372

	5,416	5,321

Goodwill	4,864	4,864
Intangible assets, net	1,826	1,904
Other assets	3,151	2,810

Total Assets	$25,916	$24,874

LIABILITIES
Current Liabilities:
Short-term borrowings	$1,902	$1,379
Deferred revenue on consigned inventory	110	470
Accounts payable	1,830	1,553
Dividends payable	543	542
Accrued litigation settlements	14	600
Accrued expenses	2,426	2,374
Accrued rebates and sales returns	914	819
U.S. and foreign income taxes payable	691	483

Total Current Liabilities	8,430	8,220
Other liabilities	1,450	1,426
Long-term debt	6,422	6,261

Total Liabilities	16,302	15,907

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, $2 convertible series:
Authorized 10 million shares; issued and outstanding 8,248 in 2003 and 8,308 in 2002, liquidation value of $50 per share	—	—
Common stock, par value of $.10 per share:
Authorized 4.5 billion shares; issued 2,200,901,569 in 2003 and 2,200,823,544 in 2002	220	220
Capital in excess of par value of stock	2,476	2,491
Other accumulated comprehensive loss	(1,030)	(1,102)
Retained earnings	19,415	18,860

	21,081	20,469
Less cost of treasury stock - 262,301,264 common shares in 2003 and 263,994,580 in 2002	11,467	11,502

Total Stockholders’ Equity	9,614	8,967

Total Liabilities and Stockholders’ Equity	$25,916	$24,874

The accompanying notes are an integral part of these financial statements.

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED STATEMENT OF EARNINGS,

COMPREHENSIVE INCOME AND RETAINED EARNINGS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(in millions, except per share data)
EARNINGS
Net Sales	$5,052	$4,127	$9,763	$8,788

Cost of products sold	1,796	1,466	3,481	2,968
Marketing, selling and administrative	1,058	937	2,090	1,849
Advertising and product promotion	418	345	782	604
Research and development	530	527	1,006	1,029
Acquired in-process research and development	—	—	—	160
Gain on sales of businesses/product lines	—	—	—	(30)
Provision for restructuring and other items, net	(17)	2	(5)	1
Litigation settlement (income) charge	(41)	—	(62)	90
Other (income) expense, net	143	126	231	165

	3,887	3,403	7,523	6,836

Earnings from Continuing Operations Before Minority Interest and Income Taxes	1,165	724	2,240	1,952
Provision for income taxes	248	209	542	542
Minority interest, net of taxes(1)	39	36	59	89

Earnings from Continuing Operations	878	479	1,639	1,321
Discontinued Operations:
Net gain on disposal	—	—	—	14

Net Earnings	$878	$479	$1,639	$1,335

Earnings Per Common Share
Basic
Earnings from Continuing Operations	$.45	$.25	$.85	$.68
Discontinued Operations:
Net gain on disposal	—	—	—	.01

Net Earnings	$.45	$.25	$.85	$.69

Diluted
Earnings from Continuing Operations	$.45	$.25	$.84	$.68
Discontinued Operations:
Net gain on disposal	—	—	—	.01

Net Earnings	$.45	$.25	$.84	$.69

Average Common Shares Outstanding
Basic	1,937	1,937	1,936	1,936
Diluted	1,942	1,944	1,941	1,946
Dividends declared per Common Share	$.280	$.280	$.560	$.560

(1)	Includes minority interest expense and income from unconsolidated affiliates.

The accompanying notes are an integral part of these financial statements.

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED STATEMENT OF EARNINGS,

COMPREHENSIVE INCOME AND RETAINED EARNINGS (Continued)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(dollars in millions)
COMPREHENSIVE INCOME

Net Earnings	$878	$479	$1,639	$1,335

Other Comprehensive Income (Loss):
Foreign currency translation, net of tax expense of $70 and tax benefit of $1 for the three months ended June 30, 2003 and 2002, respectively; and net of tax expense of $27 and tax benefit of $11 for the six months ended June 30, 2003 and 2002, respectively	45	56	195	8

Increase in market value of investments, net of tax of $2 and $1 for the three months and six months ended June 30, 2003, respectively	7	—	5	—

Deferred gains (losses) on derivatives qualifying as hedges, net of tax benefit of $25 and tax expense of $12 for the three months ended June 30, 2003 and 2002, respectively; and net of tax benefit of $54 and tax expense of $8 for the six months ended June 30, 2003 and 2002, respectively	(78)	36	(128)	27

Total Other Comprehensive Income (Loss)	(26)	92	72	35

Comprehensive Income	$852	$571	$1,711	$1,370

RETAINED EARNINGS
Retained Earnings, January 1			$18,860	$18,958
Net Earnings			1,639	1,335
Cash dividends declared			(1,084)	(1,085)

Retained Earnings, June 30			$19,415	$19,208

The accompanying notes are an integral part of these financial statements.

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2003	2002
	(dollars in millions)
Cash Flows From Operating Activities:
Net earnings	$1,639	$1,335
Depreciation	211	212
Amortization	155	149
Litigation settlement charge	16	90
Provision for restructuring and other items	20	4
Acquired in-process research and development	—	160
Gain on sales of businesses/product lines (including discontinued operations)	—	(54)
Other operating items	17	(11)
Receivables	(156)	340
Inventories	(50)	(78)
Deferred revenue on consigned inventory	(360)	(550)
Litigation settlement payments	(603)	—
Accounts payable and accrued expenses	386	(531)
Income taxes	(34)	(1,547)
Product liability	17	(38)
Insurance recoverable	1	34
Pension contribution to the U.S. retirement income plan	—	(150)
Other assets and liabilities	53	(45)

Net Cash Provided by (Used In) Operating Activities	1,312	(680)

Cash Flows From Investing Activities:
Proceeds from sales of time deposits and marketable securities	82	314
Purchases of time deposits and marketable securities	(182)	(225)
Additions to property, plant and equipment	(337)	(477)
Investment in ImClone	(60)	—
Proceeds from product divestitures	—	88
Business acquisitions (including purchase of trademarks/patents)	(38)	(200)
DuPont acquisition costs and liabilities	(5)	(306)
Other, net	(22)	88

Net Cash Used in Investing Activities	(562)	(718)

Cash Flows From Financing Activities:
Short-term borrowings	568	530
Long-term debt borrowings	53	2
Long-term debt repayments	(2)	(6)
Issuances of common stock under stock plans	19	120
Purchases of treasury stock	—	(117)
Dividends paid	(1,084)	(1,084)

Net Cash Used in Financing Activities	(446)	(555)

Effect of Exchange Rates on Cash	25	—

Increase (Decrease) in Cash and Cash Equivalents	329	(1,953)
Cash and Cash Equivalents at Beginning of Period	3,978	5,500

Cash and Cash Equivalents at End of Period	$4,307	$3,547

The accompanying notes are an integral part of these financial statements.

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1: Basis of Presentation and New Accounting Standards

Bristol-Myers Squibb Company (the Company) prepared these unaudited consolidated financial statements following the requirements of the Securities and Exchange Commission (SEC) and U.S. generally accepted accounting principles (GAAP) for interim reporting. Under those rules, certain footnotes and other financial information that are normally required by GAAP for annual financial statements can be condensed or omitted. The Company is responsible for the consolidated financial statements included in this Form 10-Q. These consolidated financial statements include all normal and recurring adjustments necessary for a fair presentation of the Company’s financial position at June 30, 2003 and December 31, 2002, and the results of its operations and cash flows for the six months ended June 30, 2003 and June 30, 2002. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (2002 Form 10-K). PricewaterhouseCoopers LLP, the Company’s independent accountants, have performed a review of the unaudited consolidated financial statements included in this Form 10-Q, and their review report thereon accompanies this Form 10-Q.

Revenues, expenses, assets and liabilities can vary during each quarter of the year. Accordingly, the results and trends in these unaudited consolidated interim financial statements may not be the same as those for the full year.

The Company recognizes revenue for sales upon shipment of product to its customers, except in the case of certain transactions with its U.S. pharmaceuticals wholesalers which are accounted for using the consignment model. Under GAAP, revenue is recognized when substantially all the risks and rewards of ownership have transferred. In the case of sales made to wholesalers (1) as a result of incentives, (2) in excess of the wholesaler’s ordinary course of business inventory level, (3) at a time when there was an understanding, agreement, course of dealing or consistent business practice that the Company would extend incentives based on levels of excess inventory in connection with future purchases and (4) at a time when such incentives would cover substantially all, and vary directly with, the wholesaler’s cost of carrying inventory in excess of the wholesaler’s ordinary course of business inventory level, substantially all the risks and rewards of ownership do not transfer upon shipment and, accordingly, such sales are accounted for using the consignment model. The determination of when, if at all, sales to a wholesaler meet the foregoing criteria involves evaluation of a variety of factors and a number of complex judgments. Under the consignment model, the Company does not recognize revenue upon shipment of product. Rather, upon shipment of product the Company invoices the wholesaler, records deferred revenue at gross invoice sales price and classifies the inventory held by the wholesalers as consignment inventory at the Company’s cost of such inventory. The Company recognizes revenue when the consignment inventory is no longer subject to incentive arrangements but not later than when such inventory is sold through to the wholesalers’ customers, on a first-in first-out (FIFO) basis.

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

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1: Basis of Presentation and New Accounting Standards (Continued)

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. Based on its assessment of FIN 46, the Company has concluded that there are currently no variable interest entities in relation to the Company.

In accordance with SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, the following table summarizes the Company’s results on a pro forma basis as if it had recorded compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, Accounting for Stock-Based Compensation, for the three and six months ended June 30, 2003 and 2002:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions, except per share data)	2003	2002	2003	2002
Net Earnings:
As reported	$878	$479	$1,639	$1,335
Deduct : Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(45)	(62)	(71)	(107)

Pro forma	$833	$417	$1,568	$1,228

Basic earnings per share:
As reported	$.45	$.25	$.85	$.69
Pro forma	.43	.22	.81	.63

Diluted earnings per share:
As reported	.45	.25	.84	.69
Pro forma	$.43	$.21	$.81	$.63

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

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1: Basis of Presentation and New Accounting Standards (Continued)

In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. EITF No. 00-21 provides guidance on how to determine when an arrangement that involves multiple revenue-generating activities or deliverables should be divided into separate units of accounting for revenue recognition purposes, and if this division is required, how the arrangement consideration should be allocated among the separate units of accounting. The guidance in the consensus is effective for revenue arrangements entered into in the fiscal periods beginning after June 15, 2003. The initial adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

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

Note 2: Restructuring and Other Items

In the second quarter of 2003, the Company recorded $25 million of charges related to the rationalization of manufacturing facilities, and $4 million related to relocation expenses. The charges related to the rationalization of its manufacturing facilities include $13 million related to termination benefits for workforce reductions of approximately 430 manufacturing employees in the Pharmaceutical segment and downsizing and streamlining of worldwide manufacturing operations, $10 million of accelerated depreciation for certain manufacturing facilities in North America expected to be closed by the end of 2006, of which $6 million is recorded in cost of products sold and $4 million is recorded in other income (expense), $1 million for asset impairments recorded in cost of products sold and $1 million for retention benefits. The charge of $25 million was offset by an adjustment to prior period restructuring reserves of $24 million due to higher than anticipated recovery on assets previously written off as restructuring, and a reduction of estimated separation expenses. In addition, the Company recorded $11 million of income related to a reduction of estimated divestiture liabilities.

In the first quarter of 2003, the Company recorded a pre-tax charge of $12 million, related to termination benefits for workforce reductions of approximately 340 manufacturing employees in the Pharmaceuticals segment and downsizing and streamlining of worldwide manufacturing operations. In addition, the Company recorded $10 million in cost of products sold for asset impairments and $4 million in other (income) expense for accelerated depreciation of certain manufacturing facilities in North America expected to be closed by the end of 2004.

In the second quarter of 2002, the Company recorded a pretax charge of $57 million related to termination benefits for workforce reductions and downsizing and streamlining of worldwide operations. Of this charge, $30 million related to employee termination benefits for approximately 540 employees. The remaining $27 million related to asset write-downs for the closure of a manufacturing facility in Puerto Rico and other related expenses. Severance actions resulted from efforts to rationalize and consolidate manufacturing and downsize and streamline operations. In addition, $2 million of inventory associated with the plans described above was included in cost of products sold. The $57 million charge was offset by an adjustment to prior period restructuring liabilities of $47 million due to higher than anticipated proceeds from the sale of exited businesses and $8 million due to lower than expected separation payments.

In the first quarter of 2002, an adjustment to prior year reserves of $1 million was made to reflect reduced estimates of separation costs.

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 2: Restructuring and Other Items (Continued)

Restructuring charges and spending against accrued liabilities associated with prior and current actions are as follows:

	Employee Termination Liability	Other Exit Cost Liability	Total
	(dollars in millions)
Balance at December 31, 2001	$243	$41	$284
Charges	71	38	109
Spending	(155)	(29)	(184)
Changes in estimate	(92)	(8)	(100)

Balance at December 31, 2002	67	42	109
Charges	25	—	25
Spending	(39)	(29)	(68)
Changes in estimate	(2)	(1)	(3)

Balance at June 30, 2003	$51	$12	$63

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(in millions, except per share data)
Earnings from Continuing Operations	$878	$479	$1,639	$1,321
Discontinued Operations:
Net gain on disposal	—	—	—	14

Net Earnings	$878	$479	$1,639	$1,335

Basic:
Average Common Shares Outstanding	1,937	1,937	1,936	1,936

Earnings from Continuing Operations	$.45	$.25	$.85	$.68
Discontinued Operations:
Net gain on disposal	—	—	—	.01

Net Earnings	$.45	$.25	$.85	$.69

Diluted:
Average Common Shares Outstanding	1,937	1,937	1,936	1,936
Incremental Shares Outstanding Assuming the Exercise of Dilutive Stock Options	5	7	5	10

	1,942	1,944	1,941	1,946

Earnings from Continuing Operations	$.45	$.25	$.84	$.68
Discontinued Operations:
Net gain on disposal	—	—	—	.01

Net Earnings	$.45	$.25	$.84	$.69

Weighted-average shares issuable upon the exercise of stock options, which were not included in the diluted earnings per share calculation because they were not dilutive, were 117 million for the three and six month periods ended June 30, 2003 and 119 million for the three and six month periods ended June 30, 2002.

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 4: Goodwill

The changes in the carrying amount of goodwill for the year ended December 31, 2002 and the six months ended June 30, 2003, were as follows:

	Pharmaceuticals Segment	Nutritionals Segment	Other Healthcare Segment	Total
	(dollars in millions)
Balance as of December 31, 2001	$4,738	$191	$190	$5,119
Purchase accounting adjustments related to recent acquisitions:
Change in exit cost estimate	(165)	—	—	(165)
Purchase price and allocation adjustments	(89)	(1)	—	(90)

Balance as of December 31, 2002 and June 30, 2003	$4,484	$190	$190	$4,864

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

Note 5: Intangible Assets

As of June 30, 2003 and December 31, 2002, intangible assets consisted of the following:

	June 30, 2003	December 31, 2002
	(dollars in millions)
Patents / Trademarks	$246	$214
Licenses	247	554
Technology	1,783	1,783

	2,276	2,551
Accumulated Amortization	450	647

Net Carrying Amount	$1,826	$1,904

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 5: Intangible Assets (Continued)

Amortization expense for intangible assets (the majority of which is included in cost of products sold) for the three months ended June 30, 2003 and 2002 was $59 million and $67 million, respectively, and for the six months ended June 30, 2003 and 2002 was $118 million and $133 million, respectively. Expected amortization expense through 2008 related to the current balance of intangible assets is as follows:

(dollars in millions)
For the year ended December 31, 2003	$225
For the year ended December 31, 2004	201
For the year ended December 31, 2005	201
For the year ended December 31, 2006	198
For the year ended December 31, 2007	197
For the year ended December 31, 2008	192

Note 6: Alliances and Investments

ImClone

The Company has a commercialization agreement that expires in 2018 with ImClone, a biopharmaceutical company focused on developing targeted cancer treatments, for the codevelopment and copromotion of ERBITUX* in the U.S., Canada and Japan. In accordance with the terms of the agreement, the Company paid ImClone $200 million, of which $140 million was paid in March 2002 and $60 million was paid in March 2003. The Company will also pay ImClone $250 million upon approval of the initial indication and an additional $250 million if a second indication is approved. Under the agreement, ImClone will receive a distribution fee based on a flat rate of 39% of product revenues in North America.

With respect to the $200 million of milestone payments the Company paid ImClone, $160 million was expensed in the first quarter of 2002 as acquired in-process research and development, and $40 million was recorded as an additional equity investment to eliminate the income statement effect of the portion of the milestone payment for which the Company has an economic claim through its ownership interest in ImClone.

On April 9, 2003, ImClone announced that due to the delay in filing its 2002 Form 10-K, it had failed to comply with certain filing requirements under Nasdaq listing qualification rules and its securities could be delisted from The Nasdaq National Market. Subsequent to this statement, ImClone filed its 2002 Form 10-K and 2003 Form 10-Q for the first quarter, and announced that its stock is eligible for continued listing on the Nasdaq National Market.

In the second quarter of 2003, the Company recorded a $3 million net loss for its share of ImClone’s losses. This amount includes an adjustment of $7 million of income to the $12 million net loss contingency the Company recorded in the first quarter of 2003, related to ImClone’s restatement of 2001 results and final reporting of 2002 full year and 2003 first quarter results. For the six months ended June 30, the Company has recorded a net loss of $26 million for its share of ImClone’s losses.

In the third quarter of 2002, the Company recorded a pre-tax charge of $379 million for an other than temporary decline in the market value of ImClone based on the decline in value of ImClone’s shares during 2002. The fair value of the equity investment in ImClone used to record the impairment was based on the market value of ImClone shares on September 30, 2002.

As of June 30, 2003, the Company’s total equity investment in ImClone was $77 million and the market value of the Company’s investment in ImClone was approximately $460 million. On a per share basis, the carrying value of the ImClone investment and the closing market price of the ImClone shares as of June 30, 2003 were $5.33 and $31.97, respectively.

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 6: Alliances and Investments (Continued)

Sanofi-Synthelabo

In 1997, the Company entered into a codevelopment and comarketing agreement with Sanofi-Synthelabo (Sanofi) for two products: AVAPRO/AVALIDE* (irbesartan), an angiotensin II receptor antagonist indicated for the treatment of hypertension, and PLAVIX* (clopidogrel), a platelet inhibitor. The worldwide alliance operates under the framework of two geographic territories: one in the Americas and Australia and the other in Europe and Asia. Two territory partnerships were formed to manage central expenses, such as marketing, research and development and royalties, and to supply finished product to the individual countries. At the country level, agreements either to copromote (whereby a partnership was formed between the parties to sell each brand) or to comarket (whereby the parties operate and sell their brands independently of each other) are in place.

The Company acts as the operating partner for the territory covering the Americas (principally the U.S., Canada, Puerto Rico, and Latin American countries) and Australia and owns the majority financial controlling interest in this territory. As such, the Company consolidates all country partnership results for this territory and records Sanofi’s share of the results as a minority interest expense, net of taxes, amounting to $63 million and $52 million for the three months ended June 30, 2003 and 2002, respectively, and $110 million and $117 million for the six months ended June 30, 2003 and 2002, respectively. For the three months ended June 30, 2003 and 2002, the Company recorded sales in this territory and in comarketing countries of $727 million and $576 million, respectively, and $1,310 million and $1,176 million for the six months ended June 30, 2003 and 2002, respectively.

Sanofi acts as the operating partner for the territory covering Europe and Asia and owns the majority controlling interest in this territory. The Company accounts for the investment in partnership entities in this territory under the equity method and records its share of the results as net income from unconsolidated affiliates (included in minority interest, net of taxes). The Company recorded its share of equity earnings in this territory of $44 million and $19 million for the three months ended June 30, 2003 and 2002, respectively, and $75 million and $39 million for the six months ended June 30, 2003 and 2002, respectively.

In 2001, the Company and Sanofi formed an alliance for the copromotion of irbesartan, as part of which the Company contributed the irbesartan distribution rights in the United States and Sanofi paid the Company $350 million. The Company accounts for this transaction as a sale of an interest in a license and defers and amortizes the $350 million into income over the expected useful life of the license, which is approximately eleven years. The Company amortized into other income $8 million in each of the three-month periods ended June 30, 2003 and 2002 and $16 million in each of the six-month periods ended June 30, 2003 and 2002.

Otsuka

The Company has a worldwide commercialization agreement with Otsuka Pharmaceutical Co., Ltd. (Otsuka), to codevelop and copromote ABILIFY* (aripiprazole) for the treatment of schizophrenia. The Company began copromoting the product with Otsuka in the U.S. and Puerto Rico in November 2002. The Company will also copromote the product in several European countries after receiving marketing approval from the European authorities. The Company records alliance revenue for its 65% share of the net sales in these copromotion countries and records all of its expenses related to the product. The Company also has an exclusive right to sell ABILIFY* in a number of countries in Europe, Latin America, and Asia. In these countries, the Company records 100% of the net sales. The Company recognized alliance revenue, which is included in net sales, of $65 million for the three months ended June 30, 2003 and $102 million for the six months ended June 30, 2003.

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 7: Divestitures and Discontinued Operations

Divestitures

During the first quarter of 2002, the Company completed the sale of two branded products resulting in a pretax gain of $30 million.

Discontinued Operations

Discontinued operations in the six months ended June 30, 2002 consisted of an after-tax adjustment of $14 million to increase the gain on the sale of Clairol as a result of lower than expected post-closing costs.

Note 8: Business Segments

The Company has three reportable segments - Pharmaceuticals, Nutritionals, and Other Healthcare. The Pharmaceuticals segment is comprised of the global pharmaceutical and international (excluding Japan) consumer medicines businesses. The Nutritionals segment consists of Mead Johnson Nutritionals, primarily an infant formula business. The Other Healthcare segment consists of the ConvaTec, Medical Imaging, and Consumer Medicines (U.S. and Japan) businesses.

	Three Months Ended June 30,				Six Months Ended June 30,
	Net Sales		Earnings from Continuing Operations Before Minority Interest and Income Taxes		Net Sales		Earnings from Continuing Operations Before Minority Interest and Income Taxes
	(dollars in millions)

	2003	2002	2003	2002	2003	2002	2003	2002
Pharmaceuticals	$4,192	$3,274	$939	$468	$8,098	$7,122	$1,826	$1,414
Nutritionals	436	471	50	124	869	920	119	249
Other Healthcare	424	382	101	95	796	746	155	183

Total Segments	5,052	4,127	1,090	687	9,763	8,788	2,100	1,846
Corporate/Other	—	—	75	37	—	—	140	106

Continuing Operations	$5,052	$4,127	$1,165	$724	$9,763	$8,788	$2,240	$1,952

Included in earnings from continuing operations before minority interest and income taxes of each segment is a cost of capital charge. The elimination of the cost of capital charge is in Corporate/Other. Corporate/Other principally consists of interest expense, interest income, certain administrative expenses and allocations to the segments. In the six months ended June 30, 2003, Pharmaceuticals and Corporate/Other include the following items: Pharmaceuticals – $21 million of income from a vitamins litigation settlement, $14 million of accelerated depreciation expense for facilities expected to be closed by the end of 2006, $11 million of asset impairment charges, $4 million of relocation expenses, and $1 million of retention benefits; Corporate/Other – $41 million of income from litigation settlements and the reimbursement of patent defense costs, $11 million of income related to the revision of estimates of certain divestiture liabilities, and $24 million of income related to adjustments of prior period restructuring reserves partially offset by expense of $25 million related to termination benefits for workforce reductions and downsizing and streamlining of worldwide manufacturing operations.

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 8: Business Segments (Continued)

In the six months ended June 30, 2002, Pharmaceuticals and Corporate/Other include the following items: Pharmaceuticals – $160 million of in-process research and development charges related to milestone payments to ImClone; Corporate/Other – $90 million of expense for BUSPAR litigation and a $30 million gain on the sale of two branded products.

Note 9: Other (Income) Expense

The components of other (income) expense are:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(dollars in millions)
Interest expense	$123	$102	$244	$200
Interest income	(57)	(18)	(117)	(41)
Foreign exchange transaction losses	—	8	4	11
Other, net	77	34	100	(5)

Other (Income)/Expense, net	$143	$126	$231	$165

Interest expense in 2003 and 2002 is primarily related to the $5.0 billion debt issuance in conjunction with the DuPont and ImClone transactions. In 2003, interest expense also relates to floating rate swap and commercial paper expense. Interest income in 2003 is primarily related to fixed rate swap and investment income.

Note 10: Litigation Matters

Various lawsuits, claims, proceedings and investigations are pending against the Company and certain of its subsidiaries. In accordance with SFAS No. 5, Accounting for Contingencies, the Company records accruals for such contingencies when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. These matters involve antitrust, securities, patent infringement, ERISA, pricing practices and product liability.

The impact of any one of a number of the pending lawsuits, claims, proceedings and investigations described below could be material if the Company were not to prevail in final, non-appealable determinations of the applicable matter. In view of the inherent difficulty of predicting the outcome of legal matters, particularly where the claimants seek very large or indeterminate damages or where the cases involve complex issues and a large number of parties, the Company is unable to predict the outcome of these matters, and cannot reasonably estimate the possible loss or range of loss with respect to these matters. Management believes that during the next few years the aggregate impact of these matters is reasonably likely to be material to the Company’s results of operations and cash flow and may be material to its financial condition and liquidity. With the exception of the accruals for the TAXOL® and BUSPAR litigation matters and the product liability matters described below, the Company has not established reserves for these lawsuits, claims, proceedings and investigations. There can be no assurance that there will not be an increase in scope of these matters or that any future lawsuits, claims, proceedings or investigations will not be material.

The most significant of the Company’s litigation matters are described below:

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

Some of the defendants asserted counterclaims seeking damages for alleged antitrust and unfair competition violations. The Company believed its patents were valid when it filed the suits, and the counterclaims asserted were believed to be without merit. The lawsuits with all defendants who asserted counterclaims have been settled, with the defendants agreeing to drop all claims relating to paclitaxel and the Company granting licenses to them under certain paclitaxel patent rights.

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

On January 7, 2003, the Company announced that it reached agreements in principle that would settle substantially all antitrust litigation surrounding TAXOL®. The amount of these TAXOL® antitrust settlements was $135 million, the full amount of which was recognized in the third quarter of 2002. The $135 million includes settlements of two class actions (which cover wholesalers and healthcare service providers who purchased TAXOL® from the Company, and insurers), as well as the states’ litigation (which covers the states and territories of the U.S. and consumers resident in those states and territories). Certain entities filed or threatened to file actions separate from the class actions. The Company has entered into settlement agreements with certain of those entities and is in discussions with certain others. The class actions and the states’ action require court approval and are subject to the rights of class members to opt out of the settlements. The supervising court has granted preliminary approval of the two class action settlements and the settlement of the states’ action. Final approval hearings are scheduled for the second half of 2003. Whether final approval will be granted cannot be predicted with certainty at this time.

The Company reached agreement with the FTC on the terms of a consent order resolving the FTC’s investigation, which was approved by the FTC commissioners and is in effect until April 14, 2013.

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

BUSPAR LITIGATION

On November 21, 2000, the Company obtained a patent, (‘365 patent), relating to a method of using BUSPAR or buspirone. The Company timely submitted information relating to the ‘365 patent to the FDA for listing in an FDA publication commonly known as the “Orange Book”, and the FDA thereafter listed the patent in the Orange Book.

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

Proposed Settlements. On January 7, 2003, the Company announced that it reached agreements in principle that would settle substantially all antitrust litigation surrounding BUSPAR in the MDL proceeding. The amount of these BUSPAR settlements was $535 million, of which $35 million was recognized in the fourth quarter of 2001, $90 million was recognized in the first quarter of 2002, and $410 million was recognized in the third quarter of 2002. The $535 million includes settlements with generic drug manufacturers and chain drug stores, settlements of two class actions (which cover wholesalers, insurers and consumers in certain states), as well as the states’ litigation (which covers the states and territories of the U.S. and consumers resident in certain of those states and territories). Certain entities filed or threatened to file additional, separate actions. The Company has entered into settlement agreements with certain of those entities and is in discussions with certain others. The

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 10: Litigation Matters (Continued)

class actions and the states’ action require court approval and are subject to the rights of class members to opt out of the settlements. The supervising court has granted final approval to one of the class action settlements and preliminary approval of both the other class action settlement and the settlement of the states’ action. Final approval hearings for the two preliminarily approved settlements are scheduled for the fourth quarter of 2003. Whether final approval will be granted cannot be predicted with certainty at this time.

The Company reached agreement with the FTC on the terms of a consent order resolving the FTC’s investigation, which was approved by the FTC commissioners and is in effect until April 14, 2013.

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

PLAVIX* LITIGATION

The Company is part owner of an entity that is a plaintiff in two pending patent infringement lawsuits in the United States District Court for the Southern District of New York, entitled Sanofi-Synthelabo, Sanofi-Synthelabo Inc., and Bristol-Myers Squibb Sanofi Pharmaceuticals Holding Partnership v. Apotex Inc. and Apotex Corp., 02-CV-2255 (RWS) and Sanofi-Synthelabo, Sanofi-Synthelabo Inc. and Bristol-Myers Squibb Sanofi Pharmaceuticals Holding Partnership v. Dr. Reddy’s Laboratories, LTD., and Dr. Reddy’s Laboratories, Inc., 02-CV-3672 (RWS). The suits were initially based on U.S. Patent No. 4,847,265, which discloses and claims, among other things, the hydrogen sulfate salt of clopidogrel, which is marketed as PLAVIX*, and on U.S. Patent No. 5,576,328, which discloses and claims, among other things, the use of clopidogrel to prevent a secondary ischemic event. The Company and its co-plaintiffs have elected to withdraw U.S. Patent No. 5,576,328

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 10: Litigation Matters (Continued)

from the litigation. Plaintiffs’ infringement position is based on defendants’ filing of their Abbreviated New Drug Applications with the FDA, seeking approval to sell generic clopidogrel prior to the expiration of the patents in suit.

It is not possible at this time reasonably to assess the final outcome of these lawsuits or reasonably to estimate the possible loss or range of loss with respect to these lawsuits. If patent protection for PLAVIX* were lost, the impact on the Company’s operations could be material.

OTHER SECURITIES MATTERS

During the period March through May 2002, the Company and a number of its current and former officers were named as defendants in a number of securities class action lawsuits alleging violations of federal securities laws and regulations. The plaintiffs variously alleged that the defendants disseminated materially false and misleading statements and failed to disclose material information concerning three different matters: (1) safety, efficacy and commercial viability of VANLEV (as discussed above), (2) the Company’s sales incentives to certain wholesalers and the inventory levels of those wholesalers, and (3) the Company’s investment in and relations with ImClone, and ImClone’s product, ERBITUX*. As discussed above, the allegations concerning VANLEV have been transferred to the U.S. District Court for the District of New Jersey and consolidated with the action pending there. The remaining actions have been consolidated and are pending in the U.S. District Court for the Southern District of New York. Plaintiffs filed a consolidated class action complaint on April 11, 2003 alleging a class period of October 19, 1999 through March 10, 2003. The consolidated class action complaint alleges violations of federal securities laws in connection with, among other things, the ImClone matter, as described above, and certain accounting issues, including issues related wholesaler inventory and sales incentives, the establishment of reserves, and accounting for certain asset and other sales. The plaintiffs seek compensatory damages, costs and expenses. On August 1, 2003, the Company moved to dismiss the consolidated class action complaint.

A number of the Company’s officers, directors and former directors were named as defendants in three shareholder derivative suits filed during the period October 2002 through May 2003 in the U.S. District Court for the Southern District of New York. The Company is a nominal defendant. All of the complaints name the Company’s independent auditors, PricewaterhouseCoopers LLP (PwC), as a defendant. The suits variously allege, among other things, violations of the federal securities laws and breaches of contract and fiduciary duty in connection with the Company’s sales incentives to certain wholesalers, the inventory levels of those wholesalers and its investment in ImClone and ImClone’s product, ERBITUX*, and, against PwC, malpractice. A number of the Company’s officers, directors and former officers were named as defendants in three shareholder derivative lawsuits filed during the period March 2003 through May 2003 in the U.S. District Court for the District of New Jersey. The Company is a nominal defendant. Two of the lawsuits also name PwC as a defendant. The lawsuits variously allege, among other things, violations of federal securities laws and breaches of fiduciary duty by the individual defendants in connection with the Company’s conduct concerning: safety, efficacy and commercial viability of VANLEV (as discussed above); the Company’s sales incentives to certain wholesalers and the inventory levels of those wholesalers; the Company’s investment in and relations with ImClone, and ImClone’s product ERBITUX*; alleged anticompetitive behavior in connection with BUSPAR and TAXOL®; and failure of the Board of Directors to supervise management and perform other duties. Two of the lawsuits allege malpractice by PwC. The plaintiffs seek restitution and rescission of certain officers’ and directors’ compensation and alleged improper insider trading proceeds; injunctive relief; fees, costs and expenses; and contribution and indemnification from PwC. In July 2003 the U.S. District Court for the District of New Jersey granted the Company’s motion to transfer two of the three shareholder derivative lawsuits that were filed in that court to the U.S. District Court for the Southern District of New York. Plaintiffs in the Third District of New Jersey lawsuit agreed to be bound by that decision and the court ordered that action transferred as well. Subsequently, the U.S. District Court for the Southern District of New York ordered all six federal shareholder derivative suits consolidated. The deadline for filing of the consolidated complaint has not been set. Two similar actions are pending in New York State court. Plaintiffs seek equitable relief, damages, costs and attorneys’ fees.

The SEC and the U.S. Attorney’s Office for the District of New Jersey are investigating the activities of the Company and certain current and former members of

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 10: Litigation Matters (Continued)

the Company’s management in connection with the wholesaler inventory issues referenced above and certain other accounting issues. As described below the Company cannot reasonably assess the final outcome of these investigations at this time. The Company is cooperating with both of these investigations. The Company’s own investigation is continuing.

It is not possible at this time reasonably to assess the final outcome of these litigations and investigations or reasonably to estimate the possible loss or range of loss with respect to these litigations and investigations. The Company is producing documents and actively cooperating with these investigations, which investigations could result in the assertion of civil and/or criminal claims against the Company and/or current or former members of the Company’s management. If the Company were not to prevail in final, non-appealable determinations of these litigations and investigations, the impact could be material.

ERISA LITIGATION

In December 2002 and the first quarter of 2003, the Company and others were named as defendants in five class actions brought under the Employee Retirement Income Security Act of 1974, as amended (ERISA) in the U.S. District Courts for the Southern District of New York and the District of New Jersey: Specifically, (i) Carrolin v. Bristol-Myers Squibb Co., et al., 02 CV 10129, was filed on December 20, 2002 in the Southern District of New York; (ii) Padovano v. Bristol-Myers Squibb Co., et al., 03 CV 0550, was filed on January 24, 2003 in the Southern District of New York; (iii) Barrett, et al. v. Bristol-Myers Squibb Co., et al., 03 CV 497, was filed on February 4, 2003 in the District of New Jersey; (iv) DeVoe v. Bristol-Myers Squibb Co., et al., 03 CV 1274, was filed on February 26, 2003 in the Southern District of New York; and (v) Krause, et al. v. Bristol-Myers Squibb Co., et al., 03 CV 1729, was filed on March 12, 2003 in the Southern District of New York. These actions have been consolidated in the Southern District of New York before Hon. Loretta A. Preska under the caption In re Bristol-Myers Squibb Co. ERISA Litigation, 02 CV 10129.

A Consolidated Complaint was filed in the Southern District of New York on April 30, 2003. The Consolidated Complaint is brought on behalf of five named plaintiffs and a putative class consisting of all participants in the Program and their beneficiaries for whose benefit the Savings Plan held and/or acquired Company stock at any time on or after January 1, 1999 (excluding the defendants, their heirs, predecessors, successors and assigns). The named defendants are the Company, the Bristol-Myers Squibb Company Savings Plan Committee (Committee), 13 individuals who presently serve on the Committee or who served on the Committee in the recent past, Charles A. Heimbold, Jr. and Peter R. Dolan (the past and present Chief Executive Officer, respectively, of the Company). The Consolidated Complaint generally alleges that the defendants breached their fiduciary duties under ERISA after January 1, 1999 by continuing to offer the Company Stock Fund and Company stock as investment alternatives under the Savings Plan; by, among other things, continuing to invest Company matching contributions in the Company Stock Fund and Company stock; and by failing to disclose that the investments in Company stock were (allegedly) imprudent. The Savings Plan’s purchases of Company stock after January 1, 1999 are alleged to have been transactions prohibited by ERISA. Finally, Defendants Heimbold and Dolan are alleged to have breached their fiduciary duties under ERISA by failing to monitor the actions of the Committee.

The litigations are at a very preliminary stage. The plaintiffs have indicated that they intend to file an amended complaint on August 14, 2003. There has not been any significant discovery. It is not possible at this time reasonably to predict the final outcome or reasonably to estimate the possible loss or range of loss with respect to the consolidated litigation. If the Company were not to prevail in final, non appealable determinations of these matters, the impact could be material.

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 10: Litigation Matters (Continued)

PRICING LITIGATION AND INVESTIGATION

The Company, together with a number of other pharmaceutical manufacturers, is a defendant in several private class actions and in actions brought by the Nevada and Montana Attorneys General and the County of Suffolk, New York that are pending in federal and state courts relating to the pricing of certain Company products. The federal cases (and many of the state cases, including both Attorneys General cases, which were removed to federal courts) were consolidated for pre-trial purposes under the caption In re Pharmaceutical Industry Average Wholesale Price Litigation, MDL No. 1456 before United States District Judge Patti B. Saris in the District of Massachusetts, Civ. Action No. 01-CV-12257-PBS (AWP Multidistrict Litigation). On September 6, 2002, several of the private plaintiffs in the AWP Multidistrict Litigation filed a Master Consolidated Class Action Complaint (Master Complaint), which superceded the complaints in their pre-consolidated constituent cases. Defendants moved to dismiss the Master Complaint and, in a decision dated May 12, 2003, the Court granted in part and denied in part the motion and gave plaintiffs leave to replead the dismissed portions.

On June 12, 2003, plaintiffs in the AWP Multidistrict Litigation served a proposed Amended Master Consolidated Complaint (Amended Master Complaint). On June 18, 2003, the Court granted plaintiffs’ motion for leave to file the Amended Master Complaint, but also set a briefing schedule on a proposed motion by defendants, including the Company, to dismiss the Amended Master Complaint for failure to state a cause of action. The Amended Master Complaint contains two sets of allegations against the Company. First, it alleges that the Company’s and many other pharmaceutical manufacturers’ reporting of prices for certain drug products (20 listed drugs in the Company’s case) had the effect of falsely overstating the Average Wholesale Price (“AWP”) published in industry compendia, which in turn improperly inflated the reimbursement paid to medical providers and others who prescribed and administered those products. Second, it alleges that the Company and certain other defendant pharmaceutical manufacturers conspired with one another in a program called the “Together Rx Card Program” to fix AWPs for certain drugs made available to consumers through the Program. The Amended Master Complaint asserts claims under the federal RICO and antitrust statutes and state consumer protection and fair trade statutes.

The Amended Master Complaint is brought on behalf of two main proposed classes, which are further divided into sub-classes: (1) all persons or entities who, from 1991 forward, (a) directly paid any portion of the price of a listed drug, which price was calculated with reference to AWP or (b) contracted with a pharmacy benefit manager to provide others with the drugs listed in the Amended Consolidated Complaint; and (2) all persons or entities who, from 2002 forward, paid or reimbursed any portion of the purchase price of a drug covered by the Together Rx Card Program based in whole or in part on AWP.

The Company and the other defendants intend to move to dismiss the Amended Master Complaint on the grounds it fails to state claims under the applicable statutes. It is anticipated that those motions will be heard by the Court on November 12, 2003. In the interim, the Court in the AWP Multidistrict Litigation has ruled that discovery should proceed on the limited claims and identified drugs against those defendant manufacturers that remain after the dismissal in part of the first Master Complaint.

The Nevada and Montana Attorneys General complaints assert claims similar to those in the Amended Master Complaint under state law, but also assert claims in the name of their respective States for alleged violations of state Medicaid fraud statutes. The Nevada and Montana Attorneys General moved to have their respective cases remanded to state court on the ground that there is no federal jurisdiction. On June 11, 2003, the Court ruled that the Nevada action should be remanded to state court on the ground that not all defendants had joined in the original removal petition. The Court retained jurisdiction over the Montana case. It is anticipated that defendants will move to dismiss that case on a motion schedule similar to that established for the Amended Master Complaint.

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 10: Litigation Matters (Continued)

Finally, the Company is a defendant in related state court proceedings commenced in New York, New Jersey, California, Arizona and Tennessee, and in one federal court proceeding commenced by the County of Suffolk, New York. The New York and New Jersey state court proceedings are currently stayed. The other proceedings have been transferred to the AWP Multidistrict Litigation for pre-trial purposes, although plaintiffs in the California, Arizona and Tennessee actions have sought to remand their cases to the state courts. No decision on these remand motions has yet been made. The County of Suffolk case alleges RICO claims similar to those contained in the first Master Complaint in the AWP Multidistrict Litigation on behalf of the County of Suffolk as a contributor to New York State’s Medicaid obligations. It is anticipated that the County of Suffolk will seek to amend its complaint based on the June 11, 2003 decision of the AWP Multidistrict Litigation and that defendants will make a motion to dismiss that amended complaint on a schedule similar to that set for the Montana Attorney General’s case.

These cases are at a very preliminary stage, and the Company is unable to assess the outcome and any possible effect on its business and profitability, or reasonably estimate possible loss or range of loss with respect to these cases. If the Company were not to prevail in final, non-appealable determinations of these litigations and investigations, the impact could be material.

The Company, together with a number of other pharmaceutical manufacturers, also has received subpoenas and other document requests from various government agencies seeking records relating to its pricing and marketing practices for drugs covered by Medicare and/or Medicaid. The requests for records have come from the United States Attorney’s Office for the District of Massachusetts, the Office of the Inspector General of the Department of Health and Human Services in conjunction with the Civil Division of the Department of Justice, and several states. In addition, a request for information has come from the House Committee on Energy & Commerce in connection with an investigation that the Committee is currently conducting into Medicaid best price issues.

On July 22, 2003, the Company announced that it had recently initiated an internal review of certain of its sales and marketing practices. That review focuses on whether these practices comply with applicable anti-kickback laws. It also includes an analysis of compliance with “Best Price” reporting requirements under the Medicaid program, and seeks to determine whether Medicaid rebates and pricing under certain other U.S. governmental programs which reference the Medicaid rebate program have been appropriate. Because the internal review is still in process, the Company cannot predict its outcome. The Company met with representatives of the U. S. Attorney’s Office for the District of Massachusetts to discuss the review and its plans for sharing the results of the review with that office. The Company subsequently received a subpoena from the U.S. Attorney’s Office relating to the subject matter of the review.

The Company is producing documents and actively cooperating with these investigations, which could result in the assertion of criminal and/or civil claims. The Company is unable to assess the outcome of, or to reasonably estimate the possible loss or range of loss with respect to, these investigations, which could include the imposition of fines, penalties, administrative remedies and/or liability for additional rebate amounts. If the Company were not to prevail in final, non-appealable determinations of these litigations and investigations, the impact could be material.

PRODUCT LIABILITY LITIGATION

The Company is a party to product liability lawsuits involving allegations of injury caused by the Company’s pharmaceutical and over-the-counter medications. The majority of these lawsuits involve certain over-the-counter medications containing phenylpropanolamine (PPA), or the Company’s SERZONE and STADOL NS prescription drugs. In addition to lawsuits, the Company also faces unfiled claims involving the same products.

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 10: Litigation Matters (Continued)

PPA. In May 2000, Yale University published the results of its Hemorrhagic Stroke Project which concluded that there was evidence of a suggestion that phenylpropanolamine (PPA) may increase the risk of hemorrhagic stroke in a limited population. In November 2000, the Food and Drug Administration (FDA) issued a Public Health Advisory and requested that manufacturers of PPA-containing products voluntarily cease manufacturing and marketing them. At that time, the only PPA-containing products manufactured or sold by the Company were COMTREX (liquigel formulation only) and NALDECON. On or about November 6, 2000, the Company, as did the other manufacturers of PPA containing products, discontinued the manufacture and marketing of PPA containing products and allowed customers to return any unused product that they had in their possession.

In January 2001, the Company was served with its first “PPA” lawsuit. The Company currently is a defendant in approximately 122 personal injury lawsuits, filed on behalf of approximately 1,158 plaintiffs, in federal and state courts throughout the U.S. The majority of these lawsuits involve multiple defendants. Among other claims, plaintiffs allege that PPA causes hemorrhagic and ischemic strokes, that the defendants were aware of the risk, failed to warn consumers and failed to remove PPA from their products. Plaintiffs seek compensatory and punitive damages. All of the federal cases have been transferred to the U.S. District Court for the Western District of Washington before U.S. District Judge Barbara Jacobs Rothstein, In re Phenylpropanolamine (PPA) Products Liability Litigation, MDL No. 1407. Judge Rothstein has denied all motions for class certification and there are no class action lawsuits pending against the Company in this litigation.

On June 18, 2003, Judge Rothstein issued a ruling effectively limiting the plaintiffs’ claims to hemorrhagic and ischemic strokes in men and women of all ages and in children. Rulings favorable for the defendants included the inadmissibility of expert testimony in cases alleging injuries occurring more than three days after ingestion of a PPA containing product and cases involving psychoses, seizures and cardiac injuries. The Company expects to be dismissed from a substantial number of cases in which its products were never used by the plaintiffs and where plaintiffs’ alleged injury occurred more than three days after ingestion of a PPA containing product or where a plaintiff suffered from cardiac injuries or psychoses.

SERZONE. SERZONE (nefazodone hydrochloride) is an antidepressant that was launched by the Company in May 1994 in Canada and in March 1995 in the U.S. In December 2001, the Company added a black box warning to its SERZONE label warning of the potential risk of severe hepatic events including possible liver failure and the need for transplantation. Within several months of the black box warning being added to the package insert for SERZONE, a number of lawsuits, including several class actions, were filed against the Company. Plaintiffs allege that the Company knew or should have known about the hepatic risks posed by SERZONE and failed to adequately warn physicians and users of the risks. They seek compensatory and punitive damages, medical monitoring, and refunds for the costs of purchasing Serzone.

At present, the Company has 126 lawsuits, on behalf of 1,657 plaintiffs, pending against it in federal and state courts throughout the U.S. Thirteen of these cases are pending in New York state court and have been consolidated for pretrial discovery. In addition, there are approximately 1,600 alleged, but unfiled, claims of injury associated with Serzone. In August 2002, the federal cases were transferred to the U.S. District Court for the Southern District of West Virginia before Judge Joseph R. Goodwin, In Re Serzone Products Liability Litigation, MDL 1477. Although discovery is still at a very early stage it appears that very few of these cases involve liver failure. In June 2003, Judge Goodwin dismissed the class claims in all but two of the class action complaints. Although a number of the class action complaints filed against the Company had sought the certification of one or more personal injury classes, the remaining class action complaints do not seek the certification of personal injury classes. On July 14, 2003, the court issued an order setting the hearing on class certification for July 21, 2004.

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 10: Litigation Matters (Continued)

STADOL NS. STADOL NS was approved in 1992 by the FDA as an unscheduled opioid analgesic nasal spray. In February 1995 the Company asked the FDA to schedule STADOL NS as a Schedule IV, low potential for abuse, drug due to post-marketing reports suggestive of inappropriate use of the product. On October 31, 1997, it became a Schedule IV drug. Since 1997, the Company has received a number of lawsuits involving STADOL. In late 2002, the number of filed suits increased due to newly passed tort reform legislation. Most, if not all, of the plaintiffs in these new suits had previously asserted claims against the Company for their alleged injuries. As a result of Mississippi tort reform that became effective on January 1, 2003, many claimants filed lawsuits prior to that date to avoid being subject to the new statute.

The Company currently is a party in 54 cases pending, on behalf of a total of approximately 928 plaintiffs, in federal and state courts throughout the U.S. Plaintiffs claim that the Company committed fraud on the FDA and wrongfully promoted STADOL NS as non-addictive. Further, plaintiffs allege that the Company failed to adequately warn of the addiction and dependency risk associated with the use of STADOL NS. In addition to these lawsuits, there are approximately 10,020 alleged and unfiled claims of which approximately 326 are active. The majority of the cases and claims are pending in Mississippi.

The Company intends to vigorously defend its product liability lawsuits and believes that the majority of these cases and claims are without merit. While it is not possible at this time to reasonably assess the final outcome of the Company’s pending product liability lawsuits and unfiled claims with certainty, management is of the opinion that the ultimate disposition of these matters should not have a material adverse effect on the Company’s financial position. The Company believes that it has adequate self-insurance reserves and commercially available excess insurance to cover potential loss related to its product liability cases and claims.

ENVIRONMENTAL MATTERS

In July 2003, the New Jersey Department of Environmental Protection (“NJDEP”) advised E.R. Squibb & Sons (“Squibb”), a wholly owned subsidiary of Bristol-Myers Squibb, that it believes Squibb violated the Clean Air Act by failing to comply with Prevention of Significant Deterioration (“PSD”) requirements in connection with its replacement of a gas turbine at its cogeneration facility at the New Brunswick, New Jersey facility in 1997. NJDEP also alleges that Squibb should have installed additional pollution control equipment at the facility pursuant to the New Jersey Air Pollution Control Act. Although NJDEP approved the cogeneration facility in 1997 and Squibb believes it demonstrated that it complied with PSD requirements, the NJDEP may nevertheless require the Company to take certain remedial steps, including performing another PSD analysis to determine if a permit is required, obtaining emissions credits, installing pollution control equipment and paying an administrative fine. Although discussions with the NJDEP are still preliminary and the agency has not yet made any specific financial demands, the Company believes that any capital expenditures, costs and/or penalties associated with this matter will not have a material impact on the consolidated financial condition or results of operations of the Company.

In May 2003, the Environmental Quality Board (“EQB”) of Puerto Rico issued a notice to Bristol-Myers Squibb alleging five violations of the Federal Resource Recovery and Conservation Act relating to recordkeeping or storage requirements for hazardous wastes at the Company’s facility in Humacao. Based on its prior dealings with EQB and the technical nature of the alleged violations, the Company believes that any penalties imposed will not be significant.

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 11: Comprehensive Income (Loss)

	Foreign Currency Translation	Available for Sale Securities	Deferred Loss on Effective Hedges	Minimum Pension Liability Adjustment	Total Other Accumulated Comprehensive Loss
	(dollars in millions)
Balance at December 31, 2002	$(930)	$—	$(44)	$(128)	$(1,102)
Other comprehensive income (loss)	195	5	(128)	—	72

Balance at June 30, 2003	$(735)	$5	$(172)	$(128)	$(1,030)

Note 12: Income Taxes

The effective income tax rate on earnings from continuing operations before minority interest and income taxes was reduced to 21.3% and 24.2% for the three and six months ended June 30, 2003, respectively, from 28.9% and 27.8% for the three and six months ended June 30, 2002, respectively, due to a revised estimate of the use of foreign tax credits relating mainly to the final implementation of the reorganization of the ownership structure of its non-U.S. subsidiaries as described below.

In 2002, the Company reorganized the structure of its ownership of many of its non-U.S. subsidiaries. The principal purpose of the reorganization was to facilitate the Company’s ability to efficiently deploy its financial resources outside the U.S. The Company believes that the reorganization transactions were generally tax-free both inside and outside the U.S. It is possible, however, that taxing authorities in particular jurisdictions could assert tax liabilities arising from the reorganization transactions or the operations of the reorganized subsidiaries. While it is not reasonably possible to predict whether any taxing authority will assert such a tax liability, the Company has established a reserve to cover this possibility. The Company would vigorously challenge any such assertion and believes that it would prevail but there can be no assurance of such a result. If the Company were not to prevail in final, non-appealable determinations, it is possible the impact could be material.

Report of Independent Auditors

To the Board of Directors

and Stockholders of

Bristol-Myers Squibb Company

We have reviewed the accompanying consolidated balance sheet of Bristol-Myers Squibb Company and its subsidiaries as of June 30, 2003 and the related consolidated statements of earnings, of comprehensive income and retained earnings for each of the three-and six-month periods ended June 30, 2003 and 2002 and statement of cash flows for each of the six-month periods ended June 30, 2003 and 2002. These financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Bristol-Myers Squibb Company as of December 31, 2002, and the related consolidated statements of earnings, of comprehensive income and retained earnings and of cash flows for the year then ended (not presented herein), and in our report dated March 26, 2003, included in the Company’s 2002 Form 10-K, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2002, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP Philadelphia, Pennsylvania August 1, 2003

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenue Recognition Under the Consignment Model

The Company recognizes revenue for sales upon shipment of product to its customers, except in the case of certain transactions with its U.S. pharmaceuticals wholesalers that are accounted for using the consignment model. Under GAAP, revenue is recognized when substantially all the risks and rewards of ownership have transferred. The Company has determined that substantially all the risks and rewards of ownership do not transfer upon shipment for certain incentivized sales to two U.S. wholesalers, Cardinal Health, Inc. (Cardinal) and McKesson Corporation (McKesson) and, accordingly, such sales should be accounted for using the consignment model.

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

The Company determined that shipments of product to Cardinal and shipments of product to McKesson met the consignment model criteria set forth in the Company’s revenue recognition policy as of July 1, 1999 and July 1, 2000, respectively, and, continued through December 2002 for McKesson and February 2003 for Cardinal. Accordingly, the consignment model was required to be applied to such shipments. All shipments to McKesson in the first six months of 2003, other than those for the OTN business, and all shipments to Cardinal after February 2003 were accounted for as sales upon shipment.

The Company has determined that, although sales incentives were offered to other wholesalers and there was a buildup of inventories at such wholesalers in certain periods, the consignment model criteria set forth in the Company’s revenue recognition policy were not met. Accordingly, the Company recognized revenue when the products were shipped to these wholesalers. The Company estimates that, generally, in aggregate, the inventory of pharmaceutical products held by these other U.S. pharmaceutical wholesalers in excess of or below approximately one month of supply in the case of the Company’s exclusive products (including PLAVIX* and AVAPRO/AVALIDE*) and approximately two months in the case of the Company’s non-exclusive products, was in the range of approximately $100 million below this level of supply to $100 million in excess of this level of supply at June 30, 2003.

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

The Company’s financial results and prior period and quarterly comparisons are affected by the buildup and orderly workdown of wholesaler inventories, as well as the application of the consignment model to certain sales to certain wholesalers. In addition, with respect to sales not accounted for using the consignment model, the Company’s financial results and prior period and quarterly comparisons are affected by fluctuations in the buying patterns of wholesalers, including the effect of incentives offered, and the corresponding changes in inventory levels maintained by these wholesalers. These wholesalers buying patterns and wholesaler inventory levels may not reflect underlying prescriber demand. The Company’s policy is to allow wholesalers to purchase product on a limited basis after a price increase at the pre-increase price. For information on U.S. pharmaceuticals prescriber demand, reference is made to the tables on pages 31 and 35, which sets forth a comparison of changes in net sales to the estimated total (both retail and mail order customers) prescription growth for certain of the Company’s U.S. pharmaceutical products for each of the three months and six months ended June 30, 2003 and 2002, respectively.

Three Months Results of Operations

Worldwide sales for the second quarter of 2003 increased 22% to $5,052 million from $4,127 million in 2002. This sales increase resulted from a 17% increase in volume, a 4% increase in foreign exchange and a 1% increase in price. Domestic sales increased 23% for the quarter, primarily as a result of continued strong prescription demand for key brands and the impact from the workdown of non-consignment wholesaler inventory in the second quarter of 2002. International sales increased 21%, including an 11% favorable foreign exchange impact. For the second quarter of 2003, $32 million of deferred revenue was reversed and recognized as sales (calculated net of sales discounts and rebates). The deferred revenue, recorded at gross invoice sales prices, related to the inventory of pharmaceutical products accounted for using the consignment model, was reduced to $110 million at June 30, 2003, compared to $174 million at March 31, 2003. The deferred revenue and consignment inventory recorded under the consignment model will continue to be reflected on the Company’s balance sheet until the related products are sold through to the wholesalers’ customers. The sell-through to the wholesalers’ customers is expected to be substantially complete by the end of 2003.

Second quarter 2003 earnings from continuing operations before minority interest and income taxes increased 61% to $1,165 million from $724 million in 2002 primarily as a result of higher sales. Net earnings from continuing operations increased 83% to $878 million in 2003 compared to $479 million in 2002. The effective income tax rate on earnings from continuing operations before minority interest and income taxes decreased to 21.3% in 2003 from 28.9% in 2002. Basic and diluted earnings per share from continuing operations each increased 80% to $.45 in 2003 from $.25 in 2002. Basic and diluted average shares outstanding for the second quarter were 1,937 million and 1,942 million, respectively, in 2003 compared to 1,937 million and 1,944 million, respectively, in 2002.

Business Segments

Pharmaceuticals

Sales for the Pharmaceuticals segment in the three months ended June 30, 2003 increased 28%, including a 5% favorable foreign exchange impact, to $4,192 million from $3,274 million in 2002. Domestic pharmaceutical sales increased 33% to $2,607 million in 2003 from $1,953 million in 2002, primarily due to increased sales of PRAVACHOL, PARAPLATIN, SUSTIVA and GLUCOVANCE*.

International sales for the Pharmaceuticals segment increased 20% to $1,585 million in 2003, including a 13% favorable foreign exchange impact, from $1,321 million in 2002. Sales in Europe and the Middle East increased 25%, including a 21% favorable foreign exchange impact, as a result of strong growth in PRAVACHOL, TAXOL®, VIDEX and Analgesic products. Japan realized sales growth of 21%, including a 10% favorable foreign exchange impact, led by growth in TAXOL® sales.

Sales of selected products in the second quarter of 2003 were as follows:

•	Alliance revenue for ABILIFY* for the quarter was $65 million. The schizophrenia agent was introduced in the U.S. in November 2002 and has achieved more than a 5% weekly new prescription share of the U.S. antipsychotic market. The Company also submitted two sNDAs for ABILIFY during the first half of this year, one for the treatment of schizophrenia/relapse prevention and the other for acute mania. ABILIFY* is being developed and marketed by Bristol-Myers Squibb and its partner Otsuka Pharmaceutical Co., Ltd.

•	Worldwide sales of PRAVACHOL, a cholesterol-lowering agent and the Company’s largest selling product, increased 56%, including a 10% favorable foreign exchange impact, to $698 million. This increase in sales is largely due to the effect of workdown of inventory in the second quarter of 2002.

•	Sales of PLAVIX*, a platelet aggregation inhibitor, increased 31% to $557 million. Sales of AVAPRO/AVALIDE*, an angiotensin II receptor blocker for the treatment of hypertension, increased 13% to $170 million. AVAPRO/AVALIDE* and PLAVIX* are cardiovascular products that were launched from the alliance between Bristol-Myers Squibb and Sanofi-Synthelabo.

•	TAXOL® and PARAPLATIN, the Company’s leading anti-cancer agents, had sales of $248 million and $247 million, respectively. International sales of TAXOL® increased 27%, including favorable foreign exchange of 17%, to $223 million, led by strong sales growth in Japan, while domestic sales decreased 52% to $25 million due to generic competition. PARAPLATIN worldwide sales increased by 44% to $247 million, driven primarily by sales in the U.S.

•	Sales by Oncology Therapeutics Network, a specialty distributor of anti-cancer medicines and related products, increased 21% to $558 million.

•	Sales of SUSTIVA, an anti-retroviral for the treatment of HIV/AIDS, were $160 million, an increase of 44% over the second quarter of the prior year.

•	Sales of the GLUCOPHAGE* franchise increased 92% to $240 million. This increase in sales is largely due to the effect of workdown of inventory in the second quarter of 2002. GLUCOPHAGE*IR sales were $26 million, while GLUCOVANCE* sales grew 127% to $116 million, and GLUCOPHAGE*XR (Extended Release) tablets sales grew 29% to $102 million.

The following table sets forth a comparison of reported net sales changes and the estimated total (for retail and mail order customers) prescription growth for certain of the Company’s U.S. pharmaceutical products. The estimated prescription growth amounts are based on third-party data. The Company’s estimates are subject to inherent limitations of estimates that rely on third-party data, or as described above. A significant portion of the Company’s domestic pharmaceutical sales is made to wholesalers. Where the change in reported net sales differs from prescription growth, this change in net sales may reflect wholesaler buying patterns and not reflect underlying prescriber demand.

	Three Months Ended June 30, 2003		Three Months Ended June 30, 2002
	% Change in U.S. Net Sales	% Change in Total U.S. Prescriptions	% Change in U.S. Net Sales	% Change in Total U.S. Prescriptions
PRAVACHOL	82	2	(11)	10
PLAVIX*	30	28	90	36
AVAPRO/AVALIDE*	(4)	13	42	14
ZERIT	(13)	(25)	(24)	(13)
SUSTIVA	67	18	—	10
GLUCOVANCE*	124	4	(47)	57
GLUCOPHAGE*XR	29	—	26	101
VIDEX/VIDEX EC	12	1	(16)	11

Earnings before minority interest and income taxes for the Pharmaceuticals segment increased to $939 million in the second quarter of 2003 from $468 million in 2002 primarily due to higher sales, with a favorable product mix, partially offset by increased advertising and product promotion spend on existing in-line products as well as spend to support new product launches.

Nutritionals

Sales for the Nutritionals segment were $436 million for the three months ended June 30, 2003, a decrease of 7%, including a 1% unfavorable foreign exchange impact, from the prior year levels, as international sales increased 11%, including a 4% unfavorable foreign exchange impact, and U.S. sales decreased 22%. During the quarter, a $60 million charge to sales was recorded related to rebates issued under the Women, Infant and Children (WIC) program. The Company now accrues for rebates expected to be issued at the date of revenue recognition, rather than at the date the WIC coupons are issued. Mead Johnson continues to be the leader in the U.S. infant formula market. ENFAMIL, the Company’s largest-selling infant formula, had sales of $150 million, a decrease of 23% from the prior year. Sales of ENFAGROW, a children’s nutritional supplement, increased 31% to $38 million.

Earnings before minority interest and income taxes for the Nutritionals segment decreased to $50 million in 2003 from $124 million in 2002. This decrease is primarily due to a decrease in infant formula sales in the U.S., the discontinuance of a copromotion arrangement for CEFZIL with the Pharmaceuticals segment and a $60 million charge to sales that was recorded related to rebates issued under the WIC program. The Company now accrues for rebates expected to be issued at the date of revenue recognition, rather than at the date the WIC coupons are issued.

Other Healthcare

Sales in the Other Healthcare segment increased 11%, including a 6% favorable foreign exchange impact, to $424 million. The Other Healthcare segment is comprised of the ConvaTec, Medical Imaging and Consumer Medicines (U.S. and Japan) businesses.

•	ConvaTec sales for the three months ended June 30, 2003 increased 15%, including a 10% favorable foreign exchange impact, to $204 million. Sales of ostomy products increased 15% to $128 million, while sales of modern wound care products increased 14% to $73 million.

•	Medical Imaging sales for the three months ended June 30, 2003, increased 10%, including a 2% favorable foreign exchange impact, to $129 million. The increase in Medical Imaging sales was primarily due to a 12% increase in CARDIOLITE sales to $86 million in 2003 from $77 million in 2002.

•	Consumer Medicines sales for the three months ended June 30, 2003 increased 3% to $91 million as a result of favorable foreign exchange.

Earnings before minority interest and income taxes for the Other Healthcare segment increased to $101 million in 2003 from $95 million in 2002.

Expenses

Total expenses for the three months ended June 30, 2003, as a percentage of sales, decreased to 76.9% from 82.5% in 2002. During the second quarter of 2003 and 2002, the Company recorded several significant items that affected the comparability of the results of the periods presented herein:

	Three Months Ended June 30,
	2003	2002
	(dollars in millions)
Litigation settlement (1)	$ (41)	$—
Restructuring and other items (2)	(6)	4

	(47)	4
Income taxes/ (benefit) on items above	20	(2)

	$(27)	$2

(1)	In 2003, the Company recognized $30 million of income for patent defense cost reimbursement and $27 million in litigation settlement income, partially offset by $16 million in TAXOL®/BuSpar litigation settlement expense.
(2)	Comprises $1 million of asset impairment included in cost of products sold, $6 million of accelerated depreciation included in cost of products sold, and $4 million of accelerated depreciation for certain North American facilities expected to be closed by the end of 2006 included in other (income) expense in 2003. Comprises $2 million included in cost of products sold in 2002.

For additional information, see Note 2, Restructuring and Other Items, Note 6, Alliances and Investments, Note 7, Divestitures and Discontinued Operations, and Note 10, Litigation Matters, to the consolidated financial statements included in this Form 10-Q.

Cost of products sold, as a percentage of sales, was relatively flat year over year at 35.6% in 2003 and 35.5% in 2002. The 2003 cost of products sold included the impact of increased sales of high margin products, such as PRAVACHOL, PLAVIX* and PARAPLATIN, offset by increased sales of lower margin products from OTN.

As a percentage of sales, marketing, selling and administrative expenses decreased to 20.9% in the second quarter of 2003 from 22.7% in 2002. Marketing, selling, and administrative expenses increased 13% to $1,058 million in 2003 from $937 million in 2002. This increase is primarily due to unfavorable foreign exchange in Europe combined with increased sales support in the Pharmaceuticals segment for new products in Europe and additional sales support for ABILIFY* and AVAPRO/AVALIDE* in the U.S., while the percentage decrease is due to increased sales. The percentage decrease in marketing, selling and administrative expense as a percentage of sales is largely due to the impact of inventory workdown in the second quarter of 2002.

Expenditures for advertising and promotion in support of new and existing products increased 21% to $418 million in 2003 from $345 million in 2002, primarily as a result of continued promotional support for ABILIFY*, PLAVIX*, PRAVACHOL and METAGLIP in the U.S.

Research and development expenditures increased 1% to $530 million in 2003 from $527 million in 2002. Pharmaceutical research and development spending remained constant in 2003 compared to 2002 and, as a percentage of pharmaceutical sales (excluding OTN sales), was 13.8% in the second quarter of 2003 and 17.9% in the second quarter of 2002. Pharmaceutical research and development activity for the quarter includes increased spending for new process development, offset by reductions in discovery spending. The Company continues to expect research and development spending levels for the full-year 2003 to be comparable to the 2002 level. The FDA granted marketing clearance for REYATAZ (atazanavir sulfate), a novel protease inhibitor also for the treatment of HIV disease in June 2003. REYATAZ is the first once-daily protease inhibitor approved by the FDA.

Restructuring programs were implemented in the second quarter of 2003 to downsize and streamline worldwide manufacturing operations. The programs include costs for the termination of approximately 430 manufacturing employees in the Pharmaceuticals segment. As a result of these actions, the Company expects the annual benefit to earnings from continuing operations before minority interest and income taxes to be approximately $12 million in future periods.

Other (income) expense, net increased to $143 million in the second quarter of 2003 from $126 million in the second quarter of 2002. Other (income) expense, net includes net interest expense of $66 million and $84 million for the three month periods ended June 30, 2003 and 2002, respectively.

The effective income tax rate on earnings from continuing operations before minority interest and income taxes was 21.3% compared with 28.9% in 2002 due to a revised estimate of the use of foreign tax credits relating mainly to the final implementation of the reorganization of the ownership structure of its non-U.S. subsidiaries. The principal purpose of the reorganization was to facilitate the Company’s ability to efficiently deploy its financial resources outside the U.S.

Six Months Results of Operations

Worldwide sales for the first six months of 2003 increased 11% to $9,763 million from $8,788 million in 2002. This sales increase resulted from a 5% increase in volume, a 4% increase in foreign exchange and a 2% increase in price. Domestic sales increased 7% and international sales increased 18%, including a 10% favorable foreign exchange impact. For the first six months of 2003, $287 million of deferred revenue was reversed and recognized as sales (calculated net of sales discounts and rebates). The deferred revenue, recorded at gross invoice sales prices, related to the inventory of pharmaceutical products accounted for using the consignment model, was reduced to $110 million at June 30, 2003, compared to $470 million at December 31, 2002. The deferred revenue and consignment inventory recorded under the consignment model will continue to be reflected on the Company’s balance sheet until the related products are sold through to the wholesalers’ customers. The sell-through to the wholesalers’ customers is expected to be substantially complete by the end of 2003.

For the six months ended June 30, 2003, earnings from continuing operations before minority interest and income taxes increased 15% to $2,240 million from $1,952 million in 2002. The increase was mainly driven by increased sales coupled with the $160 million of acquired in-process research and development expenses in 2002 which did not repeat in 2003, partially offset by an unfavorable product mix and increased investment in advertising and promotion spend as well as an increase in sales force expenses. Net earnings from continuing operations increased 24% to $1,639 million compared to $1,321 million in 2002. The effective income tax rate on earnings from continuing operations, before minority interest and income taxes decreased to 24.2% in 2003 from 27.8% in 2002. Basic earnings per share from continuing operations increased 25% to $.85 in 2003 from $.68 in 2002. Diluted earnings per share from continuing operations increased 24% to $.84 in 2003 from $.68 in 2002. Basic and diluted average shares outstanding for the second quarter were 1,936 million and 1,941 million, respectively, in 2003 compared to 1,936 million and 1,946 million, respectively, in 2002.

Business Segments

Pharmaceuticals

Sales for the Pharmaceuticals segment in the six months ended June 30, 2003 increased 14%, including a 4% favorable foreign exchange impact, to $8,098 million from $7,122 million in 2002. Domestic pharmaceutical sales increased 12% to $5,036 million in 2003 from $4,514 million in 2002, primarily due to increased sales of PRAVACHOL, GLUCOVANCE*, SUSTIVA and PARAPLATIN. International sales for the Pharmaceuticals segment increased 17% to $3,062 million in 2003, including an 11% favorable foreign exchange impact, from $2,608 million in 2002. Sales in Europe and the Middle East increased 21%, including an 18% favorable effect of foreign exchange. Strong growth in PRAVACHOL, TAXOL®, AVAPRO/AVALIDE*, SUSTIVA and PLAVIX* were partially offset by price declines in Germany and Italy. Japan realized sales growth of 20%, including an 11% favorable foreign exchange impact, led by growth in TAXOL® sales.

Sales of selected products for the six months ended June 30, 2003 were as follows:

•	Alliance revenue for ABILIFY* for the six months ended June 30, 2003 was $102 million.

•	Worldwide sales of PRAVACHOL, a cholesterol-lowering agent and the Company’s largest selling product, increased 32%, including a 7% favorable foreign exchange impact, to $1,311 million.

•	Sales of PLAVIX*, a platelet aggregation inhibitor, increased 9% to $965 million. Sales of AVAPRO/AVALIDE* an angiotensin II receptor blocker for the treatment of hypertension, increased 19% to $345 million. AVAPRO/AVALIDE* and PLAVIX* are cardiovascular products that were launched from the alliance between Bristol-Myers Squibb and Sanofi-Synthelabo.

•	TAXOL® and PARAPLATIN, the Company’s leading anti-cancer agents, had sales of $457 million and $456 million, respectively. International sales of TAXOL® increased 25%, including favorable foreign exchange of 16%, to $415 million, led by strong sales growth in Japan, while domestic sales decreased 64% to $42 million due to generic competition. PARAPLATIN sales increased by 37% to $456 million, primarily driven by sales in the U.S.

•	Sales by Oncology Therapeutics Network, a specialty distributor of anti-cancer medicines and related products, increased 23% to $1,078 million in 2003 from $873 in 2002.

•	Sales of SUSTIVA, an anti-retroviral for the treatment of HIV disease, were $310 million, an increase of 30% over the prior year.

•	Sales of the GLUCOPHAGE* franchise increased 18% to $487 million. GLUCOPHAGE*IR sales were $63 million, while GLUCOVANCE* sales grew 107% to $224 million, and GLUCOPHAGE*XR (Extended Release) tablets sales grew 28% to $203 million.

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

	Six Months Ended June 30, 2003		Six Months Ended June 30, 2002
	% Change in U.S. Net Sales	% Change in Total U.S. Prescriptions	% Change in U.S. Net Sales	% Change in Total U.S. Prescriptions
PRAVACHOL	34	1	(3)	10
PLAVIX*	4	29	84	37
AVAPRO/AVALIDE*	7	14	32	12
ZERIT	(5)	(22)	(22)	(13)
SUSTIVA	31	19	—	7
GLUCOVANCE*	107	7	(25)	79
GLUCOPHAGE*XR	29	3	104	189
VIDEX/VIDEX EC	3	3	11	9

Earnings before minority interest and income taxes for the Pharmaceuticals segment increased to $1,826 million in 2003 from $1,414 million in 2002. The increase in earnings before minority interest and income taxes was driven by increased sales which were partially offset by unfavorable product mix and increased advertising and product promotion spend on new and existing in-line products.

Nutritionals

Sales for the Nutritionals segment were $869 million for the six months ended June 30, 2003, a decrease of 6%, including a 2% unfavorable foreign exchange impact, from the prior year. International sales increased 8%, including a 4% unfavorable foreign exchange impact, and U.S. sales decreased 17%. Mead Johnson continues to be the leader in the U.S. infant formula market. ENFAMIL, the Company’s largest-selling infant formula, had sales of $311 million, a decrease of 17% from the prior year, primarily due to the charge recorded for Women, Infants and Children (WIC) accruals. Sales of ENFAGROW, a children’s nutritional supplement, increased 44% to $79 million.

Earnings before minority interest and income taxes for the Nutritionals segment decreased to $119 million in 2003 from $249 million in 2002. This decrease is primarily due to a decrease in infant formula sales in the U.S., the discontinuance of a copromotion arrangement for CEFZIL with the Pharmaceuticals segment and a $60 million charge to sales that was recorded related to rebates issued under the WIC program. The Company now accrues for rebates expected to be issued at the date of revenue recognition, rather than at the date the WIC coupons are issued.

Other Healthcare

Sales in the Other Healthcare segment increased 7%, including a 5% favorable foreign exchange impact, to $796 million. The Other Healthcare segment is comprised of the ConvaTec, Medical Imaging and Consumer Medicines (U.S. and Japan) businesses.

•	ConvaTec sales for the six months ended June 30, 2003 increased 8%, including a 9% favorable foreign exchange impact, to $381 million. Sales of ostomy products increased 8% to $236 million, while sales of modern wound care products increased 9% to $140 million.

•	Medical Imaging sales for the six months ended June 30, 2003, increased 12%, including a 1% favorable foreign exchange impact, to $248 million. The increase in Medical Imaging sales was primarily due to a 13% increase in CARDIOLITE sales to $161 million in 2003 from $142 million in 2002.

•	Consumer Medicines sales for the six months ended June 30, 2003 decreased 3% to $167 million, including a 3% favorable foreign exchange impact, primarily due to decreased demand for EXCEDRIN.

Earnings before minority interest and income taxes for the Other Healthcare segment decreased to $155 million in 2003 from $183 million in 2002 primarily as a result of a decline in sales and increased sales incentives for EXCEDRIN QUICKTABS in the Consumer Medicines business.

Expenses

Total expenses for the six months ended June 30, 2003, as a percentage of sales, decreased to 77.1% from 77.8% in 2002. During the first six months of 2003 and 2002, the Company recorded several significant items that affected the comparability of the results of the periods presented herein:

	Six Months Ended June 30,
	2003	2002
	(dollars in millions)
Litigation settlement (1)	$ (62)	$90
Restructuring and other items (2)	20	—
Gain on sales of businesses/product lines	—	(30)
Acquired in-process research and development	—	160

	(42)	220
Income taxes/ (benefit) on items above	21	(83)

	$(21)	$137

(1)	In 2003, the Company recognized $30 million of income for patent defense cost reimbursement, $27 million in litigation settlement income and $21 million in pre-tax income from the settlement of antitrust litigation involving vitamins manufacturers, partially offset by $16 million in TAXOL®/BuSpar litigation settlement expense.
(2)	Comprises $11 million of asset impairment included in cost of products sold, $6 million of accelerated depreciation included in cost of products sold, and $8 million of accelerated depreciation for certain North American facilities expected to be closed by the end of 2006 included in other (income) expense in 2003.

For additional information, see Note 2, Restructuring and Other Items, Note 6, Alliances and Investments, Note 7, Divestitures and Discontinued Operations, and Note 10, Litigation Matters, to the consolidated financial statements included in this Form 10-Q.

Cost of products sold, as a percentage of sales, increased to 35.7% in 2003 from 33.8% in 2002. This increase is primarily due to increased sales of lower margin products from OTN and a $60 million charge to sales recorded by the Nutritionals segment related to the Women, Infant and Children (WIC) program accrual, partially offset by increased sales of higher margin products such as PRAVACHOL, PARAPLATIN and SUSTIVA.

As a percentage of sales, marketing, selling and administrative expenses increased to 21.4% in the six months ended June 30, 2003 from 21.0% in 2002. Marketing, selling, and administrative expenses increased 13% to $2,090 million in 2003 from $1,849 million in 2002. This increase is primarily due to unfavorable foreign exchange in Europe combined with increased sales support in the Pharmaceuticals segment for new products in Europe and additional sales support for ABILIFY*, PRAVACHOL and AVAPRO/AVALIDE* in the U.S.

Expenditures for advertising and promotion in support of new and existing products increased 29% to $782 million in 2003 from $604 million in 2002, primarily as a result of continued promotional support for ABILIFY*, METAGLIP, and PRAVACHOL in the U.S.

Research and development expenditures decreased 2% to $1,006 million in 2003 from $1,029 million in 2002. Pharmaceutical research and development spending decreased 3% from the prior year and, as a percentage of pharmaceutical sales (excluding OTN sales), was 13.5% in the six months ended June 30, 2003 and 15.8% in the six months ended June 30, 2002. The decline in spending is largely due to reductions in discovery spending, including the closure of a discovery facility in Wilmington, Delaware, and decreased spending for new process development. The Company continues to expect research and development spending levels for the full-year 2003 to be comparable to the 2002 level.

Restructuring programs were implemented in the first six months of 2003 to downsize and streamline worldwide manufacturing operations. The programs include costs for the termination of approximately 770 manufacturing employees in the Pharmaceuticals segment. As a result of these actions, the Company expects the annual benefit to earnings from continuing operations before minority interest and income taxes to be approximately $40 million in future periods.

Other (income) expense, net increased to $231 million in the six months ended June 30, 2003 from $165 million in the six months ended June 30, 2002. Other (income) expense, net includes net interest expense of $127 million and $159 million for the six month periods ended June 30, 2003 and 2002, respectively. In addition, 2003 includes a general product liability charge and 2002 includes income from the sale of certain minor assets.

The effective income tax rate on earnings from continuing operations before minority interest and income taxes was reduced to 24.2% in 2003 from 27.8% in 2002 due to a revised estimate of the use of foreign tax credits relating mainly to the final implementation of the reorganization of the ownership structure of its non-U.S. subsidiaries. The principal purpose of the reorganization was to facilitate the Company’s ability to efficiently deploy its financial resources outside the U.S. For a discussion of the recent reorganization of the structure of the ownership of non-U.S. subsidiaries and possible tax liability, which could be material, see Note 12: Income Taxes.

Financial Position

The Company had cash and cash equivalents of approximately $4.3 billion at June 30, 2003 as compared to $4. 0 billion at December 31, 2002. The Company continues to maintain a high level of working capital, amounting to $2.2 billion at June 30, 2003, increasing from $1.8 billion at December 31, 2002. Approximately $ 4.2 billion of the Company’s cash and cash equivalents at June 30, 2003 was held by our foreign subsidiaries, which the Company does not expect to repatriate in the foreseeable future. Repatriation of this cash to the U.S. would require additional tax provisions, which are not reflected in the Company’s consolidated financial statements. Due to the complexities in the tax laws and the assumptions that would have to be made, it is not practicable to estimate the amounts of the income taxes that would have to be provided.

Short-term borrowings were $1,902 million at June 30, 2003, compared with $1,379 million at December 31, 2002, primarily as a result of the issuance of commercial paper.

Long-term debt increased to $6.4 billion at June 30, 2003 from $6.3 billion at December 31, 2002. In July 2003, Standard & Poor’s lowered its corporate credit and senior unsecured debt rating on the Company to AA- from AA. In addition, Standard & Poor’s affirmed its A-1+ short term corporate credit and commercial paper rating. In April 2003, Moody’s Investors Service reduced the Company’s long-term credit rating from Aa2 to A1. In March 2003, Moody’s confirmed the Prime-1 short-term credit rating for the Company.

Net cash provided by operating activities was $1,312 million in the six months ended June 30, 2003 as compared to net cash used in operating activities of $680 million in 2002. The increase in cash provided by operating activities in 2003 compared to 2002 is mainly attributable to income tax outflows in 2002 of $1,547 million, which primarily related to the payment of taxes on the gain arising from the sale of the Clairol business.

During the six months ended June 30, 2003, the Company did not purchase any of its common stock. During the six months ended June 30, 2002, the Company purchased 3.1 million shares of its common stock at a cost of $117 million.

For each of the three and six month periods ended June 30, 2003 and 2002 dividends declared per common share were $.280 and $.560, respectively.

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

Outlook

The Company expects to have both growth opportunities and continued exclusivity challenges over the next several years. During this period, exclusivity losses are expected to amount in each year to approximately $1 billion dollars per year in net sales. The Company expects these exclusivity losses will be more or less offset by growth in revenues resulting from growth of the Company’s in-line products, including PLAVIX*, AVAPRO/AVALIDE* and SUSTIVA, growth of recently launched exclusive products, ABILIFY* and REYATAZ, and by the introduction of late stage pipeline products that may be approved within the next six to thirty-six months such as ERBITUX*, CTLA4-Ig and Entecavir. After the impact of the loss of exclusivity of PRAVACHOL in the U.S., the Company will have several years of minimal exclusivity loss impact. External development and licensing will remain important elements of the Company’s strategy, but the potential impact is not built in the Company’s plans.

The Company also expects profit challenges that include changes in product mix, as many of the Company’s products losing exclusivity carry higher margins than the Company’s in-line products that are expected to grow sales. Other profit challenges include, adequately investing in marketing and sales spend to support the Company’s in-line products and new product launches, the Company’s maturing pipeline opportunities and research and development.

The Company has historically reviewed and will continue to review its cost base. Decisions that may be taken as a result of these reviews may result in restructuring or other charges later this year or in future periods. At this time, the Company is not able to reasonably estimate the amount of such charges, if any.

The Company is committed to establishing leadership through focus on therapy areas characterized by significant medical opportunity, where the Company can bring to bear its particular expertise and establish leadership positions.

The Company and its subsidiaries are the subject of a number of significant pending lawsuits, claims, proceedings and investigations. For a discussion of these matters and their potential impact on the Company, see “Legal Proceedings” below.

Actual results may differ materially from the expectations described above. Some of the factors that could affect these expectations are described below in the statement of cautionary factors.

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

Although it is not possible to predict or identify all factors, they may include the following:

•	New government laws and regulations, such as (i) health care reform initiatives in the United States at the state and federal level and in other countries; (ii) changes in the FDA and foreign regulatory approval processes that may cause delays in approving, or preventing the approval of, new products; (iii) tax changes such as the phasing out of tax benefits heretofore available in the United States and certain foreign countries; and (iv) new laws, regulations and judicial decisions affecting pricing or marketing; and (v) changes in intellectual property law.

•	Competitive factors, such as (i) new products developed by competitors that have lower prices or superior performance features or that are otherwise competitive with Bristol-Myers Squibb’s current products; (ii) generic competition as the Company’s products mature and patents expire on products; (iii) technological advances and patents attained by competitors; (iv) problems with licensors, suppliers and distributors; and (v) business combinations among the Company’s competitors or major customers.

•	Difficulties and delays inherent in product development, manufacturing and sale, such as (i) products that may appear promising in development may fail to reach market for numerous reasons, including efficacy or safety concerns, the inability to obtain necessary regulatory approvals and the difficulty or excessive cost to manufacture; (ii) seizure or recall of products; (iii) the failure to obtain, the imposition of limitations on the use of, or loss of patent and other intellectual property rights; (iv) failure to comply with Current Good Manufacturing Practices and other application regulations and quality assurance guidelines that could lead to temporary manufacturing shutdowns, product shortages and delays in product manufacturing; and (v) other manufacturing or distribution problems.

•	Legal difficulties, including lawsuits, claims, proceedings and investigations, any of which can preclude or delay commercialization of products or adversely affect operations, profitability, liquidity or financial condition, including (i) intellectual property disputes; (ii) adverse decisions in litigation, including product liability and commercial cases; (iii) the inability to obtain adequate insurance with respect to this type of liability; (iv) recalls of pharmaceutical products or forced closings of manufacturing plants; (v) government investigations; (vi) claims asserting violations of securities, antitrust, federal and state pricing and other laws; (vii) environmental matters; and (viii) tax liabilities. There can be no assurance that there will not be an increase in scope of these matters or that any future lawsuits, claims, proceedings or investigations will not be material.

•	Increasing pricing pressures worldwide, including rules and practices of managed care groups and institutional and governmental purchasers, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical reimbursement and pricing in general.

•	Fluctuations in buying patterns and inventory levels of major distributors, retail chains and other trade buyers which may result from seasonality, pricing, wholesaler buying decisions (including the effect of incentives offered), the Company’s wholesaler inventory management policies (including the workdown of wholesaler inventory levels) or other factors.

•	Greater than expected costs and other difficulties including unanticipated effects and difficulties of acquisitions, dispositions and other events, including obtaining regulatory approvals occurring in connection with evolving business strategies, legal defense costs, insurance expense, settlement costs and the risk of an adverse decision related to litigation.

•	Changes to advertising and promotional spending and other categories of spending that may affect sales.

•	Changes in product mix that may affect margins.

•	Changes in the Company’s structure resulting from acquisitions, divestitures, mergers, restructurings or other strategic initiatives.

•	Economic factors over which the Company has no control such as changes of business and economic conditions including, but not limited to, changes in interest rates and fluctuation of foreign currency exchange rates.

•	Changes in business, political and economic conditions due to the recent terrorist attacks in the U.S., the threat of future terrorist activity in the U.S. and other parts of the world and related U.S. military action overseas.

•	Changes in accounting standards promulgated by the Financial Accounting Standards Board, the Securities and Exchange Commission or the American Institute of Certified Public Accountants, which may require adjustments to financial statements.

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

In the six months ended June 30, 2003, the Company purchased and sold $1,049 million notional amount of foreign exchange euro put options, sold an additional $516 million notional amount of put options (primarily the euro) that had been previously purchased in 2002, sold $2,789 million notional amount of forward contracts (primarily euro and Canadian dollar) and bought a net $355 million notional amount of Japanese yen forward contracts to partially hedge the exchange impact related to forecasted intercompany inventory purchases for up to the next 22 months.

Additionally, in the three and six months ended June 30, 2003, the Company executed several fixed to floating interest rate swaps to convert an additional $1.0 billion of the Company’s fixed rate debt to be paid in 2006 and 2011 to variable rate debt.

Item 4.	CONTROLS AND PROCEDURES

As of the end of the period covered by this Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of its chief executive officer and chief financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15e or 15d-15e under the Securities Exchange Act of 1934.)

In making this evaluation the Company has considered the two “material weaknesses” (as defined under standards established by the American Institute of Certified Public Accountants) relating to its accounting and public financial reporting of significant matters and to its initial recording and management review and oversight of certain accounting matters, that were identified and communicated to the Company and its Audit Committee by the Company’s independent auditors in connection with their audits of the restatement of previously issued financial statements and the consolidated financial statements for the year ended December 31, 2002. The Company has also considered measures taken by the Company in the last year to strengthen control processes and procedures.

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

Other than as described above, since the evaluation date by the Company’s management of its internal controls over financial reporting, there have not been any change in the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II  OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

Various lawsuits, claims, proceedings and investigations are pending against the Company and certain of its subsidiaries. In accordance with SFAS No. 5, Accounting for Contingencies, the Company records accruals for such contingencies when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. These matters involve antitrust, securities, patent infringement, ERISA, pricing practices and product liability.

The impact of any one of a number of the pending lawsuits, claims, proceedings and investigations described below could be material if the Company were not to prevail in final, non-appealable determinations of the applicable matter. In view of the inherent difficulty of predicting the outcome of legal matters, particularly where the claimants seek very large or indeterminate damages or where the cases involve complex issues and a large number of parties, the Company is unable to predict the outcome of these matters, and cannot reasonably estimate the possible loss or range of loss with respect to these matters. Management believes that during the next few years the aggregate impact of these matters is reasonably likely to be material to the Company’s results of operations and cash flow and may be material to its financial condition and liquidity. With the exception of the accruals for the TAXOL® and BUSPAR litigation matters and the product liability matters described below, the Company has not established reserves for these lawsuits, claims, proceedings and investigations. There can be no assurance that there will not be an increase in scope of these matters or that any future lawsuits, claims, proceedings or investigations will not be material.

The most significant of the Company’s litigation matters are described below:

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

Some of the defendants asserted counterclaims seeking damages for alleged antitrust and unfair competition violations. The Company believed its patents were valid when it filed the suits, and the counterclaims asserted were believed to be without merit. The lawsuits with all defendants who asserted counterclaims have been settled, with the defendants agreeing to drop all claims relating to paclitaxel and the Company granting licenses to them under certain paclitaxel patent rights.

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

On January 7, 2003, the Company announced that it reached agreements in principle that would settle substantially all antitrust litigation surrounding TAXOL®. The amount of these TAXOL® antitrust settlements was $135 million, the full amount of which was recognized in the third quarter of 2002. The $135 million includes settlements of two class actions (which cover wholesalers and healthcare service providers who purchased TAXOL® from the Company, and insurers), as well as the states’ litigation (which covers the states and territories of the U.S. and consumers resident in those states and territories). Certain entities filed or threatened to file actions separate from the class actions. The Company has entered into settlement agreements with certain of those entities and is in discussions with certain others. The class actions and the states’ action require court approval and are subject to the rights of class members to opt out of the settlements. The supervising court has granted preliminary approval of the two class action settlements and the settlement of the states’ action. Final approval hearings are scheduled for the second half of 2003. Whether final approval will be granted cannot be predicted with certainty at this time.

The Company reached agreement with the FTC on the terms of a consent order resolving the FTC’s investigation, which was approved by the FTC commissioners and is in effect until April 14, 2013.

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

BUSPAR LITIGATION

On November 21, 2000, the Company obtained a patent, (‘365 patent), relating to a method of using BUSPAR or buspirone. The Company timely submitted information relating to the ‘365 patent to the FDA for listing in an FDA publication commonly known as the “Orange Book”, and the FDA thereafter listed the patent in the Orange Book.

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

Proposed Settlements. On January 7, 2003, the Company announced that it reached agreements in principle that would settle substantially all antitrust litigation surrounding BUSPAR in the MDL proceeding. The amount of these BUSPAR settlements was $535 million, of which $35 million was recognized in the fourth quarter of 2001, $90 million was recognized in the first quarter of 2002, and $410 million was recognized in the third quarter of 2002. The $535 million includes settlements with generic drug manufacturers and chain drug stores, settlements of two class actions (which cover wholesalers, insurers and consumers in certain states), as well as the states’ litigation (which covers the states and territories of the U.S. and consumers resident in certain of those states and territories). Certain entities filed or threatened to file additional, separate actions. The Company has entered into settlement agreements with certain of those entities and is in discussions with certain others. The class actions and the states’ action require court approval and are subject to the rights of class members to opt out of the settlements. The supervising court has granted final approval to one of the class action settlements and preliminary approval of both the other class action settlement and the settlement of the states’ action. Final approval hearings for the two preliminarily approved settlements are scheduled for the fourth quarter of 2003. Whether final approval will be granted cannot be predicted with certainty at this time.

The Company reached agreement with the FTC on the terms of a consent order resolving the FTC’s investigation, which was approved by the FTC commissioners and is in effect until April 14, 2013.

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

PLAVIX* LITIGATION

The Company is part owner of an entity that is a plaintiff in two pending patent infringement lawsuits in the United States District Court for the Southern District of New York, entitled Sanofi-Synthelabo, Sanofi-Synthelabo Inc., and Bristol-Myers Squibb Sanofi Pharmaceuticals Holding Partnership v. Apotex Inc. and Apotex Corp., 02-CV-2255 (RWS) and Sanofi-Synthelabo, Sanofi-

Synthelabo Inc. and Bristol-Myers Squibb Sanofi Pharmaceuticals Holding Partnership v. Dr. Reddy’s Laboratories, LTD., and Dr. Reddy’s Laboratories, Inc., 02-CV-3672 (RWS). The suits were initially based on U.S. Patent No. 4,847,265, which discloses and claims, among other things, the hydrogen sulfate salt of clopidogrel, which is marketed as PLAVIX*, and on U.S. Patent No. 5,576,328, which discloses and claims, among other things, the use of clopidogrel to prevent a secondary ischemic event. The Company and its co-plaintiffs have elected to withdraw U.S. Patent No. 5,576,328 from the litigation. Plaintiffs’ infringement position is based on defendants’ filing of their Abbreviated New Drug Applications with the FDA, seeking approval to sell generic clopidogrel prior to the expiration of the patents in suit.

It is not possible at this time reasonably to assess the final outcome of these lawsuits or reasonably to estimate the possible loss or range of loss with respect to these lawsuits. If patent protection for PLAVIX* were lost, the impact on the Company’s operations could be material.

OTHER SECURITIES MATTERS

During the period March through May 2002, the Company and a number of its current and former officers were named as defendants in a number of securities class action lawsuits alleging violations of federal securities laws and regulations. The plaintiffs variously alleged that the defendants disseminated materially false and misleading statements and failed to disclose material information concerning three different matters: (1) safety, efficacy and commercial viability of VANLEV (as discussed above), (2) the Company’s sales incentives to certain wholesalers and the inventory levels of those wholesalers, and (3) the Company’s investment in and relations with ImClone, and ImClone’s product, ERBITUX*. As discussed above, the allegations concerning VANLEV have been transferred to the U.S. District Court for the District of New Jersey and consolidated with the action pending there. The remaining actions have been consolidated and are pending in the U.S. District Court for the Southern District of New York. Plaintiffs filed a consolidated class action complaint on April 11, 2003 alleging a class period of October 19, 1999 through March 10, 2003. The consolidated class action complaint alleges violations of federal securities laws in connection with, among other things, the ImClone matter, as described above, and certain accounting issues, including issues related to wholesaler inventory and sales incentives, the establishment of reserves, and accounting for certain asset and other sales. The plaintiffs seek compensatory damages, costs and expenses. On August 1, 2003 the Company moved to dismiss the consolidated class action complaint.

A number of the Company’s officers, directors and former directors were named as defendants in three shareholder derivative suits filed during the period October 2002 through May 2003 in the U.S. District Court for the Southern District of New York. The Company is a nominal defendant. All of the complaints name the Company’s independent auditors, PricewaterhouseCoopers LLP (PwC), as a defendant. The suits variously allege, among other things, violations of the federal securities laws and breaches of contract and fiduciary duty in connection with the Company’s sales incentives to certain wholesalers, the inventory levels of those wholesalers and its investment in ImClone and ImClone’s product, ERBITUX*, and, against PwC, malpractice. A number of the Company’s officers, directors and former officers were named as defendants in three shareholder derivative lawsuits filed during the period March 2003 through May 2003 in the U.S. District Court for the District of New Jersey. The Company is a nominal defendant. Two of the lawsuits also name PwC as a defendant. The lawsuits variously allege, among other things, violations of federal securities laws and breaches of fiduciary duty by the individual defendants in connection with the Company’s conduct concerning: safety, efficacy and commercial viability of VANLEV (as discussed above); the Company’s sales incentives to certain wholesalers and the inventory levels of those wholesalers; the Company’s investment in and relations with ImClone, and ImClone’s product ERBITUX*; alleged anticompetitive behavior in connection with BUSPAR and TAXOL®; and failure of the Board of Directors to supervise management and perform other duties. Two of the lawsuits allege malpractice by PwC. The plaintiffs seek restitution and rescission of certain officers’ and directors’ compensation and alleged improper insider trading proceeds; injunctive relief; fees, costs and expenses; and contribution and indemnification from PwC. In July 2003 the U.S. District Court for the District of New Jersey granted the Company’s motion to transfer two of the three shareholder derivative lawsuits that were filed in that court to the U.S. District Court for the Southern District of New York. Plaintiffs in the Third District of New Jersey lawsuit agreed to be bound by that decision and the court ordered that action transferred as well. Subsequently, the U.S. District Court for the Southern District of New York ordered all six federal shareholder derivative suits consolidated. The deadline for filing of the consolidated complaint has not been set. Two similar actions are pending in New York State court. Plaintiffs seek equitable relief, damages, costs and attorneys’ fees.

The SEC and the U.S. Attorney’s Office for the District of New Jersey are investigating the activities of the Company and certain current and former members of the Company’s management in connection with the wholesaler inventory issues referenced above and certain other accounting issues. As described below the Company cannot reasonably assess the final outcome of these investigations at this time. The Company is cooperating with both of these investigations. The Company’s own investigation is continuing.

It is not possible at this time reasonably to assess the final outcome of these litigations and investigations or reasonably to estimate the possible loss or range of loss with respect to these litigations and investigations. The Company is producing documents and actively cooperating with these investigations, which investigations could result in the assertion of civil and/or criminal claims against the Company and/or current or former members of the Company’s management. If the Company were not to prevail in final, non-appealable determinations of these litigations and investigations, the impact could be material.

ERISA LITIGATION

In December 2002 and the first quarter of 2003, the Company and others were named as defendants in five class actions brought under the Employee Retirement Income Security Act of 1974, as amended (ERISA) in the U.S. District Courts for the Southern District of New York and the District of New Jersey: Specifically, (i) Carrolin v. Bristol-Myers Squibb Co., et al., 02 CV 10129, was filed on December 20, 2002 in the Southern District of New York; (ii) Padovano v. Bristol-Myers Squibb Co., et al., 03 CV 0550, was filed on January 24, 2003 in the Southern District of New York; (iii) Barrett, et al. v. Bristol-Myers Squibb Co., et al., 03 CV 497, was filed on February 4, 2003 in the District of New Jersey; (iv) DeVoe v. Bristol-Myers Squibb Co., et al., 03 CV 1274, was filed on February 26, 2003 in the Southern District of New York; and (v) Krause, et al. v. Bristol-Myers Squibb Co., et al., 03 CV 1729, was filed on March 12, 2003 in the Southern District of New York. These actions have been consolidated in the Southern District of New York before Hon. Loretta A. Preska under the caption In re Bristol-Myers Squibb Co. ERISA Litigation, 02 CV 10129.

A Consolidated Complaint was filed in the Southern District of New York on April 30, 2003. The Consolidated Complaint is brought on behalf of five named plaintiffs and a putative class consisting of all participants in the Program and their beneficiaries for whose benefit the Savings Plan held and/or acquired Company stock at any time on or after January 1, 1999 (excluding the defendants, their heirs, predecessors, successors and assigns). The named defendants are the Company, the Bristol-Myers Squibb Company Savings Plan Committee (Committee), 13 individuals who presently serve on the Committee or who served on the Committee in the recent past, Charles A. Heimbold, Jr. and Peter R. Dolan (the past and present Chief Executive Officer, respectively, of the Company). The Consolidated Complaint generally alleges that the defendants breached their fiduciary duties under ERISA after January 1, 1999 by continuing to offer the Company Stock Fund and Company stock as investment alternatives under the Savings Plan; by, among other things, continuing to invest Company matching contributions in the Company Stock Fund and Company stock; and by failing to disclose that the investments in Company stock were (allegedly) imprudent. The Savings Plan’s purchases of Company stock after January 1, 1999 are alleged to have been transactions prohibited by ERISA. Finally, Defendants Heimbold and Dolan are alleged to have breached their fiduciary duties under ERISA by failing to monitor the actions of the Committee.

The litigations are at a very preliminary stage. The plaintiffs have indicated that they intend to file an amended complaint on August 14, 2003. There has not been any significant discovery. It is not possible at this time reasonably to predict the final outcome or reasonably to estimate the possible loss or range of loss with respect to the consolidated litigation. If the Company were not to prevail in final, non appealable determinations of these matters, the impact could be material.

PRICING LITIGATION AND INVESTIGATION

The Company, together with a number of other pharmaceutical manufacturers, is a defendant in several private class actions and in actions brought by the Nevada and Montana Attorneys General and the County of Suffolk, New York that are pending in federal and state courts relating to the pricing of certain Company products. The federal cases (and many of the state cases, including both Attorneys General cases, which were removed to federal courts) were consolidated for pre-trial purposes under the caption In re Pharmaceutical Industry Average Wholesale Price Litigation, MDL No. 1456 before United States District Judge Patti B. Saris in the District of Massachusetts, Civ. Action No. 01-CV-12257-PBS (AWP Multidistrict Litigation). On September 6, 2002, several of the private plaintiffs in the AWP Multidistrict Litigation filed a Master

Consolidated Class Action Complaint (Master Complaint), which superceded the complaints in their pre-consolidated constituent cases. Defendants moved to dismiss the Master Complaint and, in a decision dated May 12, 2003, the Court granted in part and denied in part the motion and gave plaintiffs leave to replead the dismissed portions.

On June 12, 2003, plaintiffs in the AWP Multidistrict Litigation served a proposed Amended Master Consolidated Complaint (Amended Master Complaint). On June 18, 2003, the Court granted plaintiffs’ motion for leave to file the Amended Master Complaint, but also set a briefing schedule on a proposed motion by defendants, including the Company, to dismiss the Amended Master Complaint for failure to state a cause of action. The Amended Master Complaint contains two sets of allegations against the Company. First, it alleges that the Company’s and many other pharmaceutical manufacturers’ reporting of prices for certain drug products (20 listed drugs in the Company’s case) had the effect of falsely overstating the Average Wholesale Price (“AWP”) published in industry compendia, which in turn improperly inflated the reimbursement paid to medical providers and others who prescribed and administered those products. Second, it alleges that the Company and certain other defendant pharmaceutical manufacturers conspired with one another in a program called the “Together Rx Card Program” to fix AWPs for certain drugs made available to consumers through the Program. The Amended Master Complaint asserts claims under the federal RICO and antitrust statutes and state consumer protection and fair trade statutes.

The Amended Master Complaint is brought on behalf of two main proposed classes, which are further divided into sub-classes: (1) all persons or entities who, from 1991 forward, (a) directly paid any portion of the price of a listed drug, which price was calculated with reference to AWP or (b) contracted with a pharmacy benefit manager to provide others with the drugs listed in the Amended Consolidated Complaint; and (2) all persons or entities who, from 2002 forward, paid or reimbursed any portion of the purchase price of a drug covered by the Together Rx Card Program based in whole or in part on AWP.

The Company and the other defendants intend to move to dismiss the Amended Master Complaint on the grounds it fails to state claims under the applicable statutes. It is anticipated that those motions will be heard by the Court on November 12, 2003. In the interim, the Court in the AWP Multidistrict Litigation has ruled that discovery should proceed on the limited claims and identified drugs against those defendant manufacturers that remain after the dismissal in part of the first Master Complaint.

The Nevada and Montana Attorneys General complaints assert claims similar to those in the Amended Master Complaint under state law, but also assert claims in the name of their respective States for alleged violations of state Medicaid fraud statutes. The Nevada and Montana Attorneys General moved to have their respective cases remanded to state court on the ground that there is no federal jurisdiction. On June 11, 2003, the Court ruled that the Nevada action should be remanded to state court on the ground that not all defendants had joined in the original removal petition. The Court retained jurisdiction over the Montana case. It is anticipated that defendants will move to dismiss that case on a motion schedule similar to that established for the Amended Master Complaint.

Finally, the Company is a defendant in related state court proceedings commenced in New York, New Jersey, California, Arizona and Tennessee, and in one federal court proceeding commenced by the County of Suffolk, New York. The New York and New Jersey state court proceedings are currently stayed. The other proceedings have been transferred to the AWP Multidistrict Litigation for pre-trial purposes, although plaintiffs in the California, Arizona and Tennessee actions have sought to remand their cases to the state courts. No decision on these remand motions has yet been made. The County of Suffolk case alleges RICO claims similar to those contained in the first Master Complaint in the AWP Multidistrict Litigation on behalf of the County of Suffolk as a contributor to New York State’s Medicaid obligations. It is anticipated that the County of Suffolk will seek to amend its complaint based on the June 11, 2003 decision of the AWP Multidistrict Litigation and that defendants will make a motion to dismiss that amended complaint on a schedule similar to that set for the Montana Attorney General’s case.

These cases are at a very preliminary stage, and the Company is unable to assess the outcome and any possible effect on its business and profitability, or reasonably estimate possible loss or range of loss with respect to these cases. If the Company were not to prevail in final, non-appealable determinations of these litigations and investigations, the impact could be material.

The Company, together with a number of other pharmaceutical manufacturers, also has received subpoenas and other document requests from various government agencies seeking records relating to its pricing and marketing practices for drugs covered by Medicare and/or Medicaid. The requests for records have come from the United States Attorney’s Office for the District of Massachusetts, the Office of the Inspector General of the Department of Health and Human Services in conjunction with the Civil Division of the Department of Justice, and several states. In addition, a request for information has come from the House Committee on Energy & Commerce in connection with an investigation that the Committee is currently conducting into Medicaid best price issues.

On July 22, 2003, the Company announced that it had recently initiated an internal review of certain of its sales and marketing practices. That review focuses on whether these practices comply with applicable anti-kickback laws. It also includes an analysis of compliance with “Best Price” reporting requirements under the Medicaid program, and seeks to determine whether Medicaid rebates and pricing under certain other U.S. governmental programs which reference the Medicaid rebate program have been appropriate. Because the internal review is still in process, the Company cannot predict its outcome. The Company met with representatives of the U. S. Attorney’s Office for the District of Massachusetts to discuss the review and its plans for sharing the results of the review with that office. The Company subsequently received a subpoena from the U.S. Attorney’s Office relating to the subject matter of the review.

The Company is producing documents and actively cooperating with these investigations, which could result in the assertion of criminal and/or civil claims. The Company is unable to assess the outcome of, or to reasonably estimate the possible loss or range of loss with respect to, these investigations, which could include the imposition of fines, penalties, administrative remedies and/or liability for additional rebate amounts. If the Company were not to prevail in final, non-appealable determinations of these litigations and investigations, the impact could be material.

PRODUCT LIABILITY LITIGATION

The Company is a party to product liability lawsuits involving allegations of injury caused by the Company’s pharmaceutical and over-the-counter medications. The majority of these lawsuits involve certain over-the-counter medications containing phenylpropanolamine (PPA), or the Company’s SERZONE and STADOL NS prescription drugs. In addition to lawsuits, the Company also faces unfiled claims involving the same products.

PPA. In May 2000, Yale University published the results of its Hemorrhagic Stroke Project which concluded that there was evidence of a suggestion that phenylpropanolamine (PPA) may increase the risk of hemorrhagic stroke in a limited population. In November 2000, the Food and Drug Administration (FDA) issued a Public Health Advisory and requested that manufacturers of PPA containing products voluntarily cease manufacturing and marketing them. At that time, the only PPA-containing products manufactured or sold by the Company were COMTREX (liquigel formulation only) and NALDECON. On or about November 6, 2000, the Company, as did the other manufacturers of PPA-containing products, discontinued the manufacture and marketing of PPA-containing products and allowed customers to return any unused product that they had in their possession.

In January 2001, the Company was served with its first “PPA” lawsuit. The Company currently is a defendant in approximately 122 personal injury lawsuits, filed on behalf of approximately 1,158 plaintiffs, in federal and state courts throughout the U.S. The majority of these lawsuits involve multiple defendants. Among other claims, plaintiffs allege that PPA causes hemorrhagic and ischemic strokes, that the defendants were aware of the risk, failed to warn consumers and failed to remove PPA from their products. Plaintiffs seek compensatory and punitive damages. All of the federal cases have been transferred to the U.S. District Court for the Western District of Washington before U.S. District Judge Barbara Jacobs Rothstein, In re Phenylpropanolamine (PPA) Products Liability Litigation, MDL No. 1407. Judge Rothstein has denied all motions for class certification and there are no class action lawsuits pending against the Company in this litigation.

On June 18, 2003, Judge Rothstein issued a ruling effectively limiting the plaintiffs’ claims to hemorrhagic and ischemic strokes in men and women of all ages and in children. Rulings favorable for the defendants included the inadmissibility of expert testimony in cases alleging injuries occurring more than three days after ingestion of a PPA containing product and cases involving psychoses, seizures and cardiac injuries. The Company expects to be dismissed from a substantial number of cases in which its products were never used by the plaintiffs and where plaintiffs’ alleged injury occurred more than three days after ingestion of a PPA containing product or where a plaintiff suffered from cardiac injuries or psychoses.

SERZONE. SERZONE (nefazodone hydrochloride) is an antidepressant that was launched by the Company in May 1994 in Canada and in March 1995 in the U.S. In December 2001, the Company added a black box warning to its SERZONE label warning of the potential risk of severe hepatic events including possible liver failure and the need for transplantation. Within several months of the black box warning being added to the package insert for SERZONE, a number of lawsuits, including several class actions, were filed against the Company. Plaintiffs allege that the Company knew or should have known about the hepatic risks posed by SERZONE and failed to adequately warn physicians and users of the risks. They seek compensatory and punitive damages, medical monitoring, and refunds for the costs of purchasing Serzone

At present, the Company has 126 lawsuits, on behalf of 1,657 plaintiffs, pending against it in federal and state courts throughout the U.S. Thirteen of these cases are pending in New York state court and have been consolidated for pretrial discovery. In addition, there are approximately 1,600 alleged, but unfiled, claims of injury associated with Serzone In August 2002, the federal cases were transferred to the U.S. District Court for the Southern District of West Virginia before Judge Joseph R. Goodwin, In Re Serzone Products Liability Litigation, MDL 1477. Although discovery is still at a very early stage it appears that very few of these cases involve liver failure. In June 2003, Judge Goodwin dismissed the class claims in all but two of the class action complaints. Although a number of the class action complaints filed against the Company had sought the certification of one or more personal injury classes, the remaining class action complaints do not seek the certification of personal injury classes. On July 14, 2003, the court issued an order setting the hearing on class certification for July 21, 2004.

STADOL NS. STADOL NS was approved in 1992 by the FDA as an unscheduled opioid analgesic nasal spray. In February 1995 the Company asked the FDA to schedule STADOL NS as a Schedule IV, low potential for abuse, drug due to post-marketing reports suggestive of inappropriate use of the product. On October 31, 1997, it became a Schedule IV drug. Since 1997, the Company has received a number of lawsuits involving STADOL. In late 2002, the number of filed suits increased due to newly passed tort reform legislation. Most, if not all, of the plaintiffs in these new suits had previously asserted claims against the Company for their alleged injuries. As a result of Mississippi tort reform that became effective on January 1, 2003, many claimants filed lawsuits prior to that date to avoid being subject to the new statute.

The Company currently is a party in 54 cases pending, on behalf of a total of approximately 928 plaintiffs, in federal and state courts throughout the U.S. Plaintiffs claim that the Company committed fraud on the FDA and wrongfully promoted STADOL NS as non-addictive. Further, plaintiffs allege that the Company failed to adequately warn of the addiction and dependency risk associated with the use of STADOL NS In addition to these lawsuits, there are approximately 10,020 alleged and unfiled claims of which approximately 326 are active. The majority of the cases and claims are pending in Mississippi.

The Company intends to vigorously defend its product liability lawsuits and believes that the majority of these cases and claims are without merit. While it is not possible at this time to reasonably assess the final outcome of the Company’s pending product liability lawsuits and unfiled claims with certainty, management is of the opinion that the ultimate disposition of these matters should not have a material adverse effect on the Company’s financial position. The Company believes that it has adequate self-insurance reserves and commercially available excess insurance to cover potential loss related to its product liability cases and claims.

ENVIRONMENTAL MATTERS

In July 2003, the New Jersey Department of Environmental Protection (“NJDEP”) advised E.R. Squibb & Sons (“Squibb”), a wholly owned subsidiary of Bristol-Myers Squibb, that it believes Squibb violated the Clean Air Act by failing to comply with Prevention of Significant Deterioration (“PSD”) requirements in connection with its replacement of a gas turbine at its cogeneration facility at the New Brunswick, New Jersey facility in 1997. NJDEP also alleges that Squibb should have installed additional pollution control equipment at the facility pursuant to the New Jersey Air Pollution Control Act. Although NJDEP approved the cogeneration facility in 1997 and Squibb believes it demonstrated that it complied with PSD requirements, the NJDEP may nevertheless require the Company to take certain remedial steps, including performing another PSD analysis to determine if a permit is required, obtaining emissions credits, installing pollution control equipment and paying an administrative fine. Although discussions with the NJDEP are still preliminary and the agency has not yet made any specific financial demands, the Company believes that any capital expenditures, costs and/or penalties associated with this matter will not have a material impact on the consolidated financial condition or results of operations of the Company.

In May 2003, the Environmental Quality Board (“EQB”) of Puerto Rico issued a notice to Bristol-Myers Squibb alleging five violations of the Federal Resource Recovery and Conservation Act relating to recordkeeping or storage requirements for hazardous wastes at the Company’s facility in Humacao. Based on its prior dealings with EQB and the technical nature of the alleged violations, the Company believes that any penalties imposed will not be significant.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Item 4 of the Form 10-Q for the quarterly period ended March 31, 2003 is hereby incorporated by reference.

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits (listed by number corresponding to the Exhibit Table of Item 601 in Regulation S-K).

Exhibit Number and Description		Page
15.	Independent Accountants’ Awareness Letter	E-15-1
31a.	Section 302 Certification Letter	E-31-1
31b.	Section 302 Certification Letter	E-31-2
32a.	Section 906 Certification Letter	E-32-1
32b.	Section 906 Certification Letter	E-32-2

b)	Reports on Form 8-K

On April 29, 2003, the Registrant filed a Form 8-K under Item 9 announcing its earnings for the first quarter of 2003. Attached as an exhibit to such Form 8-K is its press release dated April 29, 2003.

*Indicates, in this Form 10-Q, brand names of products which are registered trademarks not owned by the Company or its subsidiaries. ERBITUX is a trademark of ImClone Systems Incorporated; AVAPRO/AVALIDE and PLAVIX are trademarks of Sanofi-Synthelabo S.A.; GLUCOPHAGE, GLUCOPHAGE XR and GLUCOVANCE are trademarks of Merck Sante S.A.S., an associate of Merck KGaA of Darmstadt, Germany; and ABILIFY is a trademark of Otsuka Pharmaceutical Company, Ltd.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRISTOL-MYERS SQUIBB COMPANY (REGISTRANT)

Date: August 8, 2003	By:	/s/ Peter R. Dolan
Peter R. Dolan Chairman of the Board and Chief Executive Officer

Date: August 8, 2003	By:	/s/ Andrew R. J. Bonfield
Andrew R. J. Bonfield Senior Vice President and Chief Financial Officer