Form 10-Q
period 2003-09-30
BRISTOL MYERS SQUIBB CO
filed 2003-11-12
CIK 14272

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

At September 30, 2003, there were 1,939,286,463 shares outstanding of the Registrant’s $.10 par value Common Stock.

BRISTOL-MYERS SQUIBB COMPANY

INDEX TO FORM 10-Q

September 30, 2003

Page

PART I—FINANCIAL INFORMATION

Item 1.

Financial Statements (unaudited):

Consolidated Balance Sheet at September 30, 2003 and December 31, 2002	3

Consolidated Statement of Earnings, Comprehensive Income and Retained Earnings for the three and nine months ended September 30, 2003 and 2002	4-5

Consolidated Statement of Cash Flows for the nine months ended September 30, 2003 and 2002	6

Notes to Consolidated Financial Statements	7-23

Report of Independent Accountants	24

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations	25-35

Item 3.

Quantitative and Qualitative Disclosures About Market Risk	35

Item 4.

Controls and Procedures	35-36

PART II—OTHER INFORMATION

Item 1.

Legal Proceedings	36

Item 4.

Submission of Matters to a Vote of Security Holders	36

Item 6.

Exhibits and Reports on Form 8-K	37

Signatures	38

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED BALANCE SHEET

	September 30, 2003	December 31, 2002
	(Unaudited)
	(dollars in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$4,953	$3,978
Time deposits and marketable securities	86	11
Receivables, net of allowances $168 and $129	3,588	2,968
Inventories:
Finished goods	992	884
Work in process	549	415
Raw and packaging materials	174	216
Consignment inventory	6	58

Total Inventories	1,721	1,573
Prepaid expenses and other	1,018	1,445

Total Current Assets	11,366	9,975

Property, plant and equipment	9,193	8,693
Less: Accumulated depreciation	3,713	3,372

	5,480	5,321

Goodwill	4,829	4,864
Intangible assets, net	1,782	1,904
Other assets	3,071	2,810

Total Assets	$26,528	$24,874

LIABILITIES
Current Liabilities:
Short-term borrowings	$1,288	$1,379
Deferred revenue on consigned inventory	83	470
Accounts payable	1,663	1,553
Dividends payable	543	542
Accrued litigation settlements	3	600
Accrued expenses	2,616	2,374
Accrued rebates and sales returns	922	819
U.S. and foreign income taxes payable	494	483

Total Current Liabilities	7,612	8,220
Other liabilities	1,430	1,426
Long-term debt	7,421	6,261

Total Liabilities	16,463	15,907

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, $2 convertible series:
Authorized 10 million shares; issued and outstanding 8,108 in 2003 and 8,308 in 2002, liquidation value of $50 per share	—	—
Common stock, par value of $.10 per share:
Authorized 4.5 billion shares; issued 2,200,959,763 in 2003 and 2,200,823,544 in 2002	220	220
Capital in excess of par value of stock	2,478	2,491
Other accumulated comprehensive loss	(935)	(1,102)
Retained earnings	19,756	18,860

	21,519	20,469
Less cost of treasury stock—261,673,300 common shares in 2003 and 263,994,580 in 2002	11,454	11,502

Total Stockholders’ Equity	10,065	8,967

Total Liabilities and Stockholders’ Equity	$26,528	$24,874

The accompanying notes are an integral part of these financial statements.

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED STATEMENT OF EARNINGS,

COMPREHENSIVE INCOME AND RETAINED EARNINGS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(in millions, except per share data)
EARNINGS
Net Sales	$5,337	$4,537	$15,100	$13,325

Cost of products sold	1,908	1,654	5,389	4,622
Marketing, selling and administrative	1,118	971	3,208	2,820
Advertising and product promotion	375	302	1,157	906
Research and development	568	535	1,574	1,564
Acquired in-process research and development	—	7	—	167
Gain on sales of businesses/product lines	—	—	—	(30)
Provision for restructuring and other items, net	13	(11)	8	(10)
Litigation settlement (income) charge, net	(4)	569	(66)	659
Asset impairment charge for ImClone	—	379	—	379
Other expense, net	67	16	298	181

	4,045	4,422	11,568	11,258

Earnings from Continuing Operations Before Minority Interest and Income Taxes	1,292	115	3,532	2,067
Provision for (benefit of) income taxes	317	(252)	859	290
Minority interest, net of taxes(1)	91	28	150	117

Earnings from Continuing Operations	884	339	2,523	1,660
Discontinued Operations:
Net gain on disposal	—	18	—	32

Net Earnings	$884	$357	$2,523	$1,692

Earnings Per Common Share
Basic
Earnings from Continuing Operations	$.46	$.18	$1.30	$.86
Discontinued Operations:
Net gain on disposal	—	.01	—	.02

Net Earnings	$.46	$.19	$1.30	$.88

Diluted
Earnings from Continuing Operations	$.45	$.17	$1.30	$.85
Discontinued Operations:
Net gain on disposal	—	.01	—	.02

Net Earnings	$.45	$.18	$1.30	$.87

Average Common Shares Outstanding
Basic	1,937	1,936	1,936	1,936
Diluted	1,944	1,941	1,942	1,943
Dividends declared per Common Share	$.28	$.28	$.84	$.84

(1)	Includes minority interest expense and income from unconsolidated affiliates.

The accompanying notes are an integral part of these financial statements.

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED STATEMENT OF EARNINGS,

COMPREHENSIVE INCOME AND RETAINED EARNINGS (Continued)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(dollars in millions)
COMPREHENSIVE INCOME
Net Earnings	$884	$357	$2,523	$1,692
Other Comprehensive Income (Loss):
Foreign currency translation, net of tax benefit of $15 and $9 for the three months ended September 30, 2003 and 2002, respectively; and net of tax expense of $12 and tax benefit of $20 for the nine months ended September 30, 2003 and 2002, respectively	(15)	93	180	101
Increase (decrease) in market value of investments, net of tax expense of $2 and $3 for the three and nine months ended September 30, 2003, respectively	12	(13)	17	(13)
Deferred gains (losses) on derivatives qualifying as hedges, net of tax expense of $41 and tax benefit of $13 for the three months ended September 30, 2003 and 2002, respectively; and net of tax benefit of $13 and $5 for the nine months ended September 30, 2003 and 2002, respectively	98	(35)	(30)	(8)

Total Other Comprehensive Income (Loss)	95	45	167	80

Comprehensive Income	$979	$402	$2,690	$1,772

RETAINED EARNINGS
Retained Earnings, January 1			$18,860	$18,958
Net Earnings			2,523	1,692
Cash dividends declared			(1,627)	(1,627)

Retained Earnings, September 30			$19,756	$19,023

The accompanying notes are an integral part of these financial statements.

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2003	2002
	(dollars in millions)
Cash Flows From Operating Activities:
Net earnings	$2,523	$1,692
Depreciation	325	321
Amortization	232	228
Litigation settlement charge	13	669
Provision for restructuring and other items, net	65	(25)
Acquired in-process research and development	—	160
Asset impairment charge for ImClone	—	379
Gain on sales of businesses/product lines (including discontinued operations)	—	(95)
Other operating items	54	44
Receivables	(547)	303
Inventories	(61)	46
Deferred revenue on consigned inventory	(386)	(869)
Litigation settlement payments	(606)	(90)
Accounts payable and other accrued expenses	447	(465)
Income taxes	33	(2,046)
Product liability	9	(21)
Insurance recoverable	1	150
Pension contribution to the U.S. retirement income plan	—	(150)
Other assets and liabilities	158	26

Net Cash Provided by Operating Activities	2,260	257

Cash Flows From Investing Activities:
Proceeds from sales of time deposits and marketable securities	301	362
Purchases of time deposits and marketable securities	(372)	(231)
Additions to property, plant and equipment	(538)	(714)
Investment in ImClone	(60)	—
Proceeds from product divestitures	—	88
Adjustments to proceeds from sale of Clairol	—	45
Business acquisitions (including purchase of trademarks/patents)	(53)	(215)
DuPont acquisition costs and liabilities	(8)	(326)
Other, net	(40)	(53)

Net Cash Used in Investing Activities	(770)	(1,044)

Cash Flows From Financing Activities:
Short-term borrowings, net	(46)	497
Long-term debt borrowings	1,103	3
Long-term debt repayments	(3)	(6)
Issuances of common stock under stock plans	34	129
Purchases of treasury stock	—	(154)
Dividends paid	(1,626)	(1,626)

Net Cash Used in Financing Activities	(538)	(1,157)

Effect of Exchange Rates on Cash	23	6

Increase (Decrease) in Cash and Cash Equivalents	975	(1,938)
Cash and Cash Equivalents at Beginning of Period	3,978	5,500

Cash and Cash Equivalents at End of Period	$4,953	$3,562

The accompanying notes are an integral part of these financial statements.

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1: Basis of Presentation and New Accounting Standards

Bristol-Myers Squibb Company (the Company) prepared these unaudited consolidated financial statements following the requirements of the Securities and Exchange Commission (SEC) and U.S. generally accepted accounting principles (GAAP) for interim reporting. Under those rules, certain footnotes and other financial information that are normally required by GAAP for annual financial statements can be condensed or omitted. The Company is responsible for the consolidated financial statements included in this Form 10-Q. These consolidated financial statements include all normal and recurring adjustments necessary for a fair presentation of the Company’s financial position at September 30, 2003 and December 31, 2002, results of operations for the three and nine months ended September 30, 2003 and 2002, and cash flows for the nine months ended September 30, 2003 and 2002. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (2002 Form 10-K). PricewaterhouseCoopers LLP, the Company’s independent accountants, have performed a review of the unaudited consolidated financial statements included in this Form 10-Q, and their review report thereon accompanies this Form 10-Q. Certain amounts in the unaudited consolidated financial statements for the three and nine months ended September 30, 2002 have been reclassified to conform to current year presentation.

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

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to all entities in the first fiscal year beginning after December 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. Based on its assessment of FIN 46, the Company has concluded that there are currently no variable interest entities in relation to the Company.

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1: Basis of Presentation and New Accounting Standards (Continued)

In accordance with SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, the following table summarizes the Company’s results on a pro forma basis as if it had recorded compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, Accounting for Stock-Based Compensation, for the three and nine months ended September 30, 2003 and 2002:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions, except per share data)	2003	2002	2003	2002
Net Earnings:
As reported	$884	$357	$2,523	$1,692
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(55)	(70)	(126)	(177)

Pro forma	$829	$287	$2,397	$1,515

Basic earnings per share:
As reported	$.46	$.19	$1.30	$.88
Pro forma	.43	.15	1.24	.78
Diluted earnings per share:
As reported	$.45	$.18	$1.30	$.87
Pro forma	.43	.15	1.23	.78

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

Note 2: Restructuring and Other Items

In the third quarter of 2003, the Company recorded $31 million of pre-tax charges related to the downsizing and streamlining of worldwide operations and $7 million related to relocation expenses. The charges related to downsizing and streamlining of worldwide operations include $9 million related to termination benefits for workforce reductions of approximately 100 employees in the Other Healthcare and Pharmaceuticals segments due to the rationalization of worldwide operations in Europe, North America, and Central America, $21 million of accelerated depreciation of assets in manufacturing facilities in North America expected to be closed by the end of 2006, of which $15 million is recorded in cost of products sold and $6 million is recorded in other income (expense) and $1 million for retention benefits. The charge of $9 million was partially offset by gain proceeds of $3 million from the sale of assets previously written off. In addition, the Company recorded $21 million in research and development related to the up-front payments for two licensing agreements. The Company also reported $1 million for a milestone payment received related to a developmental project sold in previous years.

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 2: Restructuring and Other Items (Continued)

In the second quarter of 2003, the Company recorded $25 million of charges related to the rationalization of manufacturing facilities, and $4 million related to relocation expenses. The charges related to the rationalization of its manufacturing facilities include $13 million related to termination benefits for workforce reductions of approximately 430 manufacturing employees in the Pharmaceuticals segment and downsizing and streamlining of worldwide manufacturing operations, $10 million of accelerated depreciation for certain manufacturing facilities in North America expected to be closed by the end of 2006, of which $6 million is recorded in cost of products sold and $4 million is recorded in other income (expense), $1 million for asset impairments recorded in cost of products sold and $1 million for retention benefits. The charge of $25 million was offset by an adjustment to prior period restructuring reserves of $24 million due to higher than anticipated recovery on assets previously written off as restructuring, and a reduction of estimated separation expenses. In addition, the Company recorded $11 million of income related to a reduction of estimated divestiture liabilities.

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

In the third quarter of 2002, the Company recorded pre-tax charges of $79 million related to the reduction or elimination of non-strategic research efforts as well as the consolidation of research facilities. Of this charge, $41 million relates to termination benefits for approximately 500 employees dedicated to drug discovery. The remaining $38 million relates to lease termination and facility remediation. This charge was offset by an adjustment to prior period restructuring reserves of $90 million, of which $56 million was due to reduced estimates of separation costs, $22 million was due to cancellation of projects previously provided for, and $12 million was due to higher than anticipated proceeds on sale of facilities. In addition, $17 million of inventory relating to these adjustments was included in cost of products sold.

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

In the first quarter of 2002, an adjustment to prior year reserves of $1 million was made to reflect reduced estimates of separation costs.

Restructuring charges and spending against accrued liabilities associated with prior and current actions are as follows:

	Employee Termination Liability	Other Exit Cost Liability	Total
	(dollars in millions)
Balance at December 31, 2001	$243	$41	$284
Charges	71	38	109
Spending	(155)	(29)	(184)
Changes in estimate	(92)	(8)	(100)

Balance at December 31, 2002	67	42	109
Charges	34	—	34
Spending	(46)	(32)	(78)
Changes in estimate	(2)	(1)	(3)

Balance at September 30, 2003	$53	$9	$62

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(in millions, except per share data)
Earnings from Continuing Operations	$884	$339	$2,523	$1,660
Discontinued Operations:
Net gain on disposal	—	18	—	32

Net Earnings	$884	$357	$2,523	$1,692

Basic:
Average Common Shares Outstanding	1,937	1,936	1,936	1,936

Earnings from Continuing Operations	$.46	$.18	$1.30	$.86
Discontinued Operations:
Net gain on disposal	—	.01	—	.02

Net Earnings	$.46	$.19	$1.30	$.88

Diluted:
Average Common Shares Outstanding	1,937	1,936	1,936	1,936
Incremental Shares Outstanding Assuming the Exercise of Dilutive Stock Options	7	5	6	7

	1,944	1,941	1,942	1,943

Earnings from Continuing Operations	$.45	$.17	$1.30	$.85
Discontinued Operations:
Net gain on disposal	—	.01	—	.02

Net Earnings	$.45	$.18	$1.30	$.87

Weighted-average shares issuable upon the exercise of stock options, which were not included in the diluted earnings per share calculation because they were not dilutive, were 116 million for the three and nine month periods ended September 30, 2003 and 124 million for the three and nine month periods ended September 30, 2002.

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 4: Goodwill

The changes in the carrying amount of goodwill for the year ended December 31, 2002 and the nine months ended September 30, 2003, were as follows:

	Pharmaceuticals Segment	Nutritionals Segment	Other Healthcare Segment	Total
	(dollars in millions)
Balance as of December 31, 2001	$4,738	$191	$190	$5,119
Purchase accounting adjustments related to recent acquisitions:
Change in exit cost estimate	(165)	—	—	(165)
Purchase price and allocation adjustments	(89)	(1)	—	(90)

Balance as of December 31, 2002	4,484	190	190	4,864
Purchase price and allocation adjustments	(35)	—	—	(35)

Balance as of September 30, 2003	$4,449	$190	$190	$4,829

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

Note 5: Intangible Assets

As of September 30, 2003 and December 31, 2002, intangible assets consisted of the following:

	September 30, 2003	December 31, 2002
	(dollars in millions)
Patents / Trademarks	$280	$214
Licenses	221	554
Technology	1,783	1,783

	2,284	2,551
Accumulated Amortization	502	647

Net Carrying Amount	$1,782	$1,904

Amortization expense for intangible assets (the majority of which is included in cost of products sold) for the three months ended September 30, 2003 and 2002 was $58 million and $66 million, respectively, and for the nine months ended September 30, 2003 and 2002 was $176 million and $198 million, respectively. Expected amortization expense through 2008 related to the current balance of intangible assets is as follows:

(dollars in millions)
For the year ended December 31, 2003	$227
For the year ended December 31, 2004	202
For the year ended December 31, 2005	202
For the year ended December 31, 2006	199
For the year ended December 31, 2007	198
For the year ended December 31, 2008	193

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 6: Alliances and Investments

ImClone

The Company has a commercialization agreement that expires in 2018 with ImClone, a biopharmaceutical company focused on developing targeted cancer treatments, for the codevelopment and copromotion of ERBITUX* in the U.S., Canada and Japan. In accordance with the terms of the agreement, the Company paid ImClone $200 million, of which $140 million was paid in March 2002 and $60 million was paid in March 2003. The Company will also pay ImClone $250 million upon approval of the initial indication and an additional $250 million if a second indication is approved. Under the agreement, ImClone will receive a distribution fee based on a flat rate of 39% of product revenues in North America. The Company will purchase all of its commercial requirements for bulk Erbitux from ImClone at a price equal to manufacturing cost plus 10%.

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

In the third quarter of 2003, the Company recorded a $7 million net loss for its share of ImClone’s losses. For the nine months ended September 30, the Company has recorded a net loss of $33 million for its share of ImClone’s losses. This amount includes an adjustment of $7 million of income to the $12 million net loss contingency the Company recorded in the first quarter of 2003, related to ImClone’s restatement of 2001 results and final reporting of 2002 full year and 2003 first quarter results.

In the third quarter of 2002, the Company recorded a pre-tax charge of $379 million for an other than temporary decline in the market value of ImClone based on the decline in value of ImClone’s shares during 2002. The fair value of the equity investment in ImClone used to record the impairment was based on the market value of ImClone shares on September 30, 2002.

As of September 30, 2003, the Company’s total equity investment in ImClone was $70 million and the market value of the Company’s investment in ImClone was approximately $560 million. On a per share basis, the carrying value of the ImClone investment and the closing market price of the ImClone shares as of September 30, 2003 were $4.83 and $38.93, respectively.

Sanofi-Synthelabo

In 1997, the Company restructured its 1993 agreements with Sanofi for the codevelopment and cocommercialization of AVAPRO/AVALIDE* (irbesartan), an angiotensin II receptor antagonist indicated for the treatment of hypertension, and PLAVIX*

(clopidogrel), a platelet inhibitor. The worldwide alliance operates under the framework of two geographic territories: one in the Americas and Australia and the other in Europe and Asia. Two territory partnerships were formed to manage central expenses, such as marketing, research and development and royalties, and to supply finished product to the individual countries. At the country level, agreements either to copromote (whereby a partnership was formed between the parties to sell each brand) or to comarket (whereby the parties operate and sell their brands independently of each other) are in place.

The Company acts as the operating partner for the territory covering the Americas (principally the U.S., Canada, Puerto Rico, and Latin American countries) and Australia and owns the majority financial controlling interest in this territory. As such, the Company consolidates all country partnership results for this territory and records Sanofi’s share of the results as a minority interest expense, net of taxes, amounting to $95 million and $58 million for the three months ended September 30, 2003 and 2002, respectively, and $205 million and $174 million for the nine months ended September 30, 2003 and 2002, respectively. For the three months ended September 30, 2003 and 2002, the Company recorded sales in this territory and in comarketing countries of $876 million and $565 million, respectively, and $2,186 million and $1,741 million for the nine months ended September 30, 2003 and 2002, respectively.

Sanofi acts as the operating partner for the territory covering Europe and Asia and owns the majority controlling interest in this territory. The Company accounts for the investment in partnership entities in this territory under the equity method and records its share of the results as net income from unconsolidated affiliates (included in minority interest, net of taxes). The Company recorded its share of equity earnings in this territory of $29 million and $23 million for the three months ended September 30, 2003 and 2002, respectively, and $104 million and $62 million for the nine months ended September 30, 2003 and 2002, respectively. The Company also recorded an expense of $48 million in September 2003 to adjust deferred tax net assets related to tax attributes of the entities in this territory.

In 2001, the Company and Sanofi formed an alliance for the copromotion of irbesartan, as part of which the Company contributed the irbesartan distribution rights in the United States and Sanofi paid the Company $350 million. The Company accounts for this transaction as a sale of an interest in a license and defers and amortizes the $350 million into income over the expected useful life of the license, which is approximately eleven years. The Company amortized into other income $8 million in each of the three-month periods ended September 30, 2003 and 2002 and $24 million in each of the nine-month periods ended September 30, 2003 and 2002.

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 6: Alliances and Investments (Continued)

Otsuka

The Company has a worldwide commercialization agreement with Otsuka Pharmaceutical Co., Ltd. (Otsuka), to codevelop and copromote ABILIFY* (aripiprazole) for the treatment of schizophrenia. The Company began copromoting the product with Otsuka in the U.S. and Puerto Rico in November 2002. The Company will also copromote the product in several European countries after receiving marketing approval from the European authorities. The Company records alliance revenue for its 65% share of the net sales in these copromotion countries as Net Sales, and records all of its expenses related to the product. The Company also has an exclusive right to sell ABILIFY* in a number of countries in Europe, Latin America, and Asia. In these countries, as sales commence, the Company will record 100% of the net sales and related cost of sales. The Company recorded revenue for ABILIFY* of $101 million for the three months ended September 30, 2003 and $203 million for the nine months ended September 30, 2003.

Note 7: Divestitures and Discontinued Operations

Divestitures

During the first nine months of 2002, the Company completed the sale of two branded products resulting in a pretax gain of $30 million.

Discontinued Operations

Discontinued operations in the three and nine months ended September 30, 2002 consisted of an after-tax adjustment of $18 million and $32 million, respectively, to increase the gain on the sale of Clairol as a result of lower than expected post-closing costs.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	Net Sales		Earnings from Continuing Operations Before Minority Interest and Income Taxes		Net Sales		Earnings from Continuing Operations Before Minority Interest and Income Taxes
	(dollars in millions)
	2003	2002	2003	2002	2003	2002	2003	2002
Pharmaceuticals	$4,389	$3,687	$1,011	$655	$12,487	$10,809	$2,837	$2,069
Nutritionals	514	445	143	111	1,383	1,365	262	360
Other Healthcare	434	405	107	105	1,230	1,151	262	288

Total Segments	5,337	4,537	1,261	871	15,100	13,325	3,361	2,717
Corporate/Other	—	—	31	(756)	—	—	171	(650)

Continuing Operations	$5,337	$4,537	$1,292	$115	$15,100	$13,325	$3,532	$2,067

Included in earnings from continuing operations before minority interest and income taxes of each segment is a cost of capital charge. The elimination of the cost of capital charge is in Corporate/Other. Corporate/Other principally consists of interest expense, interest income, certain administrative expenses and allocations to the segments. In the nine months ended September 30, 2003, Pharmaceuticals and Corporate/Other include the following items: Pharmaceuticals—$21 million of income from a vitamins litigation settlement, $35 million of accelerated depreciation expense for facilities expected to be closed by the end of 2006, $11 million of asset impairment charges, $11 million of relocation expenses, and $2 million of retention benefits; Corporate/Other—$45 million of income from litigation settlements and the reimbursement of patent defense costs, $11 million of income related to the revision of estimates of certain divestiture liabilities, $27 million of income related to adjustments of prior period restructuring reserves and $1 million of income for a milestone payment received related to a developmental project sold in previous years, partially offset by expense of $34 million related to termination benefits for workforce reductions and downsizing and streamlining of worldwide manufacturing operations, and $21 million in up-front payments for two licensing agreements.

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 8: Business Segments (Continued)

In the nine months ended September 30, 2002, Pharmaceuticals and Corporate/Other include the following items: Pharmaceuticals—$160 million of in-process research and development charges related to milestone payments to ImClone; Corporate/Other—$659 million of expense primarily for BUSPAR and TAXOL® proposed litigation settlements, $379 million pre-tax asset impairment charge for the write-down of the Company’s investment in ImClone, $79 million pre-tax restructuring charge related to work force reductions and facility closures in the Company’s Pharmaceutical Research Institute, an additional $3 million charge of which $2 million is in cost of products sold, offset by $90 million of income related to an adjustment to prior period restructuring reserves due to lower than anticipated separation and other exit payments and the cancellation of facility closures, primarily in the manufacturing network, $17 million of income related to the reversal of prior period restructuring liabilities in cost of products sold, and a $30 million gain on the sale of two branded products.

Note 9: Other (Income) Expense

The components of other (income) expense are:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(dollars in millions)
Interest expense	$106	$104	$350	$304
Interest income	(73)	(39)	(190)	(80)
Foreign exchange transaction losses (gains)	9	(7)	13	4
Other, net	25	(42)	125	(47)

Other Expense, net	$67	$16	$298	$181

Interest expense in 2003 and 2002 is primarily related to the $5.0 billion debt issuance in conjunction with the DuPont and ImClone transactions. In 2003, interest expense also relates to floating rate swap, debenture and commercial paper expense. Interest income in 2003 is primarily related to fixed rate swap and investment income.

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

In September 2000, one of the defendants received final approval from the U.S. Food and Drug Administration (FDA) for its Abbreviated New Drug Application for paclitaxel and is marketing the product. The FDA has since announced additional final approvals and additional generic products are on the market.

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

After the filing of the initial patent infringement suits, seven private actions were filed by parties alleging antitrust, consumer protection and similar claims relating to the Company’s actions to obtain and enforce patent rights. The most recent of the seven private actions was brought in March 2003 by a purported competitor alleging antitrust claims relating to the Company’s actions to obtain and enforce patent rights, an alleged conspiracy to block the entry of generic paclitaxel into the market and the alleged restriction of the supply of TAXOL® raw materials. This action was dismissed by the court and the plaintiff has sought reconsideration of the court’s decision. The plaintiffs seek declaratory judgment, damages (including treble and/or punitive damages where allowed), restitution, disgorgement, equitable relief and injunctive relief. In June 2002, a group of 32 state attorneys general, the District of Columbia, Puerto Rico and the Virgin Islands brought similar claims. In April 2003, the states amended their complaint to add 18 states, Guam, Mariana Islands and American Samoa as plaintiffs. In September 2000, the Federal Trade Commission (FTC) initiated an investigation relating to paclitaxel.

On January 7, 2003, the Company announced that it reached agreements in principle that would settle substantially all antitrust litigation surrounding TAXOL®. The amount of these TAXOL® antitrust settlements was $135 million, the full amount of which was recognized in the third quarter of 2002. The $135 million includes settlements of two class actions (which cover wholesalers and healthcare service providers who purchased TAXOL® from the Company, and insurers), as well as the states’ litigation (which covers the states and territories of the U.S. and consumers resident in those states and territories). Certain entities filed or threatened to file actions separate from the class actions. The Company has entered into settlement agreements with those entities. The class actions and the states’ action require court approval and are subject to the rights of class members to opt out of the settlements. The supervising court has granted final approval of the two class action settlements and preliminary approval of the settlement of the states’ action. A final approval hearing for settlement of the states’ action is scheduled for the fourth quarter of 2003. Whether final approval will be granted cannot be predicted with certainty at this time.

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

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 10: Litigation Matters (Continued)

Antitrust Suits. Following the delisting of the ‘365 patent from the Orange Book, a number of purchasers of buspirone and several generic drug makers filed lawsuits against the Company alleging that it improperly triggered statutory marketing exclusivity. The plaintiffs claimed that this was a violation of antitrust, consumer protection and other similar laws. The attorneys general of 35 states, Puerto Rico and the District of Columbia also filed suit against the Company with parallel allegations. The plaintiffs amended their allegations to include charges that a 1994 agreement between the Company and a generic company improperly blocked the entry of generic buspirone into the market. Plaintiffs sought declaratory judgment, damages (including treble and/or punitive damages where allowed), disgorgement, equitable relief and injunctive relief.

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

Proposed Settlements. On January 7, 2003, the Company announced that it reached agreements in principle that would settle substantially all antitrust litigation surrounding BUSPAR in the MDL proceeding. The amount of these BUSPAR settlements was

$535 million, of which $35 million was recognized in the fourth quarter of 2001, $90 million was recognized in the first quarter of 2002, and $410 million was recognized in the third quarter of 2002. The $535 million includes settlements with generic drug manufacturers and chain drug stores, settlements of two class actions (which cover wholesalers, insurers and consumers in certain states), as well as the states’ litigation (which covers the states and territories of the U.S. and consumers resident in certain of those states and territories). Certain entities filed or threatened to file additional, separate actions. The Company has entered into settlement agreements with those entities.

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

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 10: Litigation Matters (Continued)

In May 2002, the plaintiff submitted an amended complaint adding allegations that the Company, its present chairman of the board and chief executive officer, Peter R. Dolan, its former chairman of the board and chief executive officer, Charles A. Heimbold, Jr., and its former chief scientific officer, Peter S. Ringrose, Ph.D., disseminated materially false and misleading statements and/or failed to disclose material information concerning the safety, efficacy, and commercial viability of VANLEV during the period April 19, 2000 through March 20, 2002. A number of related class actions, making essentially the same allegations, were also filed in the U.S. District Court for the Southern District of New York. These actions have been transferred to the U.S. District Court for the District of New Jersey. The Company has filed a motion to dismiss the amended complaint in the U.S. District Court for the District of New Jersey. The plaintiff has opposed the motion, in part by seeking again to amend its complaint, including another attempt to expand the proposed class period. The court has not ruled on the Company’s motion to dismiss nor the plaintiff’s motion for leave to amend. The plaintiff purports to seek compensatory damages, costs and expenses on behalf of shareholders.

It is not possible at this time reasonably to assess the final outcome of this litigation or reasonably to estimate the possible loss or range of loss with respect to this litigation. If the Company were not to prevail in final, non-appealable determinations of this litigation, the impact could be material.

PLAVIX* LITIGATION

The Company is part owner of an entity that is a plaintiff in two pending patent infringement lawsuits in the United States District Court for the Southern District of New York, entitled Sanofi-Synthelabo, Sanofi-Synthelabo Inc., and Bristol-Myers Squibb Sanofi Pharmaceuticals Holding Partnership v. Apotex Inc. and Apotex Corp., 02-CV-2255 (RWS) and Sanofi-Synthelabo, Sanofi-Synthelabo Inc. and Bristol-Myers Squibb Sanofi Pharmaceuticals Holding Partnership v. Dr. Reddy’s Laboratories, LTD., and Dr. Reddy’s Laboratories, Inc., 02-CV-3672 (RWS). In these suits, the plaintiffs are seeking to enforce U.S. Patent No. 4,847,265, which discloses and claims, among other things, the hydrogen sulfate salt of clopidogrel, which is marketed as PLAVIX*. Plaintiffs’ infringement position is based on defendants’ filing of their Abbreviated New Drug Applications with the FDA, seeking approval to sell generic clopidogrel prior to the expiration of the patent in suit.

It is not possible at this time reasonably to assess the final outcome of these lawsuits or reasonably to estimate the possible loss or range of loss with respect to these lawsuits. If patent protection for PLAVIX* were lost, the impact on the Company’s operations could be material.

OTHER SECURITIES MATTERS

During the period March through May 2002, the Company and a number of its current and former officers were named as defendants in a number of securities class action lawsuits alleging violations of federal securities laws and regulations. The plaintiffs variously alleged that the defendants disseminated materially false and misleading statements and failed to disclose material information concerning three different matters: (1) safety, efficacy and commercial viability of VANLEV (as discussed above), (2) the Company’s sales incentives to certain wholesalers and the inventory levels of those wholesalers, and (3) the Company’s investment in and relations with ImClone, and ImClone’s product, ERBITUX*. As discussed above, the allegations concerning VANLEV have been transferred to the U.S. District Court for the District of New Jersey and consolidated with the action pending there. The remaining actions have been consolidated and are pending in the U.S. District Court for the Southern District of New York. Plaintiffs filed a consolidated class action complaint on April 11, 2003 alleging a class period of October 19, 1999 through March 10, 2003. The consolidated class action complaint alleges violations of federal securities laws in connection with, among other things, the ImClone matter, as described above, and certain accounting issues, including issues related to wholesaler inventory and sales incentives, the establishment of reserves, and accounting for certain asset and other sales. The plaintiffs seek compensatory damages, costs and expenses. On August 1, 2003, the Company moved to dismiss the consolidated class action complaint. The plaintiffs have opposed the Company’s motion to dismiss and the Company has replied. The motion remains pending before the court. In addition, an action was filed in early October 2003, in New York State Court, making similar factual allegations and asserting a variety of claims including, among others, common law fraud and negligent misrepresentation.

A number of the Company’s officers, directors and former directors were named as defendants in three shareholder derivative suits filed during the period October 2002 through May 2003 in the U.S. District Court for the Southern District of New York. The Company is a nominal defendant. All of the complaints name the Company’s independent auditors, PricewaterhouseCoopers LLP (PwC), as a defendant. The suits variously allege, among other things, violations of the federal securities laws and breaches of contract and fiduciary duty in connection with the Company’s sales incentives to certain wholesalers, the inventory levels of those wholesalers and its investment in ImClone and ImClone’s product, ERBITUX*, and, against PwC, malpractice. A number of the Company’s officers, directors and former officers were named as defendants in three shareholder derivative lawsuits filed during the period March 2003 through May 2003 in the U.S. District Court for the District of New Jersey. The Company is a nominal defendant. Two of the

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 10: Litigation Matters (Continued)

lawsuits also name PwC as a defendant. The lawsuits variously allege, among other things, violations of federal securities laws and breaches of fiduciary duty by the individual defendants in connection with the Company’s conduct concerning: safety, efficacy and commercial viability of VANLEV (as discussed above); the Company’s sales incentives to certain wholesalers and the inventory levels of those wholesalers; the Company’s investment in and relations with ImClone, and ImClone’s product ERBITUX*; alleged anticompetitive behavior in connection with BUSPAR and TAXOL®; and failure of the Board of Directors to supervise management and perform other duties. Two of the lawsuits allege malpractice by PwC. The plaintiffs seek restitution and rescission of certain officers’ and directors’ compensation and alleged improper insider trading proceeds; injunctive relief; fees, costs and expenses; and contribution and indemnification from PwC. In July 2003 the U.S. District Court for the District of New Jersey granted the Company’s motion to transfer two of the three shareholder derivative lawsuits that were filed in that court to the U.S. District Court for the Southern District of New York. Plaintiffs in the third District of New Jersey lawsuit agreed to be bound by that decision and the court ordered that action transferred as well. Subsequently, the U.S. District Court for the Southern District of New York ordered all six federal shareholder derivative suits consolidated. On August 29, 2003, the court signed an order directing plaintiffs to file a consolidated complaint within 45 days from entry of the order. Plaintiffs have requested an extension of time to file the consolidated complaint and the parties are negotiating a reasonable extension. Two similar actions are pending in New York State court. Plaintiffs seek equitable relief, damages, costs and attorneys’ fees.

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

A Consolidated Complaint was filed in the Southern District of New York on April 30, 2003. The Consolidated Complaint is brought on behalf of five named plaintiffs and a putative class consisting of all participants in the Program and their beneficiaries for whose benefit the Savings Plan held and/or acquired Company stock at any time on or after January 1, 1999 (excluding the defendants, their heirs, predecessors, successors and assigns). The named defendants are the Company, the Bristol-Myers Squibb Company Savings Plan Committee (Committee), 13 individuals who presently serve on the Committee or who served on the Committee in the recent past, Charles A. Heimbold, Jr. and Peter R. Dolan (the past and present Chief Executive Officer, respectively, of the Company). The Consolidated Complaint generally alleges that the defendants breached their fiduciary duties under ERISA after January 1, 1999, by continuing to offer the Company Stock Fund and Company stock as investment alternatives under the Savings Plan; by, among other things, continuing to invest Company matching contributions in the Company Stock Fund and Company stock; and by failing to disclose that the investments in Company stock were (allegedly) imprudent. The Savings Plan’s purchases of Company stock after January 1, 1999 are alleged to have been transactions prohibited by ERISA. Finally, Defendants Heimbold and Dolan are alleged to have breached their fiduciary duties under ERISA by failing to monitor the actions of the Committee.

The plaintiffs have filed an amended complaint and the defendants have made a motion to dismiss the complaint. There has not been any significant discovery. It is not possible at this time reasonably to predict the final outcome or reasonably to estimate the possible loss or range of loss with respect to the consolidated litigation. If the Company were not to prevail in final, non-appealable determinations of these matters, the impact could be material.

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 10: Litigation Matters (Continued)

PRICING LITIGATION AND INVESTIGATION

The Company, together with a number of other pharmaceutical manufacturers, is a defendant in several private class actions and in actions brought by the Nevada and Montana Attorneys General and the Counties of Suffolk, Westchester and Rockland, New York that are pending in federal and state courts relating to the pricing of certain Company products. The federal cases (and many of the state cases, including both Attorneys General cases, which were removed to federal courts) were consolidated for pre-trial purposes under the caption In re Pharmaceutical Industry Average Wholesale Price Litigation, MDL No. 1456 before United States District Judge Patti B. Saris in the District of Massachusetts, Civ. Action No. 01-CV-12257-PBS (AWP Multidistrict Litigation). On September 6, 2002, several of the private plaintiffs in the AWP Multidistrict Litigation filed a Master Consolidated Class Action Complaint (Master Complaint), which superceded the complaints in their pre-consolidated constituent cases. Defendants moved to dismiss the Master Complaint and, in a decision dated May 12, 2003, the Court granted in part and denied in part the motion and gave plaintiffs leave to replead the dismissed portions.

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

The Amended Master Complaint is brought on behalf of two main proposed classes, that are further divided into sub-classes: (1) all persons or entities who, from 1991 forward, (a) directly paid any portion of the price of a listed drug, which price was calculated with reference to AWP or (b) contracted with a pharmacy benefit manager to provide others with the drugs listed in the Amended Consolidated Complaint; and (2) all persons or entities who, from 2002 forward, paid or reimbursed any portion of the purchase price of a drug covered by the Together Rx Card Program based in whole or in part on AWP.

The Company and the other defendants have moved to dismiss the Amended Master Complaint on the grounds it fails to state claims under the applicable statutes. It is anticipated that those motions will be heard by the Court on November 21, 2003. In the interim, the Court in the AWP Multidistrict Litigation has ruled that discovery should proceed on the limited claims and identified drugs against those defendant manufacturers that remain after the dismissal in part of the first Master Complaint.

The Nevada and Montana Attorneys General complaints assert claims similar to those in the Amended Master Complaint under state law, but also assert claims in the name of their respective States for alleged violations of state Medicaid fraud statutes. The Nevada and Montana Attorneys General moved to have their respective cases remanded to state court on the ground that there is no federal jurisdiction. On June 11, 2003, the Court ruled that the Nevada action, in which the Company is named, should be remanded to state court on the ground that not all defendants had joined in the original removal petition. The Court retained jurisdiction over the Montana case. The defendants moved to dismiss the Montana and a second Nevada case, in which the Company is not named, and expect oral argument to be heard on December 12, 2003.

Finally, the Company is a defendant in related state court proceedings commenced in New York, New Jersey, California, Arizona and Tennessee, and in one federal court proceedings commenced by the Counties of Suffolk, Westchester and Rockland, New York (collectively, the New York Counties AWP cases). The New York proceedings are currently stayed. The other proceedings have been transferred to the AWP Multidistrict Litigation for pre-trial purposes, although plaintiffs in the California, Arizona and New Jersey actions have sought to remand their cases to the state courts. No decision on these remand motions has yet been made. The New York Counties AWP cases allege RICO claims similar to those made in the Amended Master Consolidated Complaint in the AWP Multidistrict Litigation, however, the claims are on behalf of the counties as contributors to New York State’s Medicaid obligations. Defendants in the first-filed Suffolk County case have moved to dismiss the amended complaint in that action and expect the court to hear that motion on December 12, 2003.

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

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 10: Litigation Matters (Continued)

The Company, together with a number of other pharmaceutical manufacturers, also has received subpoenas and other document requests from various government agencies seeking records relating to its pricing and marketing practices, and Best Price reporting for drugs covered by Medicare and/or Medicaid. The requests for records have come from the United States Attorney’s Office for the District of Massachusetts, the Office of the Inspector General of the Department of Health and Human Services in conjunction with the Civil Division of the Department of Justice, and several states. In addition, a request for information has come from the House Committee on Energy & Commerce in connection with an investigation that the Committee is currently conducting into Medicaid Best Price issues.

On July 22, 2003, the Company announced that it had recently initiated an internal review of certain of its sales and marketing practices. That review focuses on whether these practices comply with applicable anti-kickback laws. It also includes an analysis of compliance with “Best Price” reporting requirements under the Medicaid program, seeks to determine whether Medicaid rebates and pricing under certain other U.S. governmental programs which reference the Medicaid rebate program have been appropriate, and considers applicable FDA requirements. Because the internal review is still in process, the Company cannot predict its outcome. The Company has met with representatives of the U. S. Attorney’s Office for the District of Massachusetts to discuss the review. The Company has received a subpoena from the U.S. Attorney’s Office for the District of Massachusetts.

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

PPA. In May 2000, Yale University published the results of its Hemorrhagic Stroke Project which concluded that there was evidence of a suggestion that phenylpropanolamine (PPA) may increase the risk of hemorrhagic stroke in a limited population. In November 2000, the Food and Drug Administration (FDA) issued a Public Health Advisory and requested that manufacturers of PPA-containing products voluntarily cease manufacturing and marketing them. At that time, the only PPA-containing products manufactured or sold by the Company were COMTREX (liquid gel formulations only) and NALDECON. On or about November 6, 2000, the Company, as did the other manufacturers of PPA containing products, discontinued the manufacture and marketing of PPA containing products and allowed customers to return any unused product that they had in their possession.

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

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 10: Litigation Matters (Continued)

SERZONE. SERZONE (nefazodone hydrochloride) is an antidepressant that was launched by the Company in May 1994 in Canada and in March 1995 in the U.S. In December 2001, the Company added a black box warning to its SERZONE label warning of the potential risk of severe hepatic events including possible liver failure and the need for transplantation and risk of death. Within several months of the black box warning being added to the package insert for SERZONE, a number of lawsuits, including several class actions, were filed against the Company. Plaintiffs allege that the Company knew or should have known about the hepatic risks posed by SERZONE and failed to adequately warn physicians and users of the risks. They seek compensatory and punitive damages, medical monitoring, and refunds for the costs of purchasing SERZONE. The Company has discontinued sales of SERZONE in Europe and in October 2003, announced that it would discontinue sales of SERZONE in Canada by November 2003.

At present, the Company has 140 lawsuits, on behalf of 1,743 plaintiffs, pending against it in federal and state courts throughout the U.S. Twenty-one of these cases are pending in New York state court and have been consolidated for pretrial discovery. In addition, there are approximately 700 alleged, but unfiled, claims of injury associated with Serzone. In August 2002, the federal cases were transferred to the U.S. District Court for the Southern District of West Virginia before Judge Joseph R. Goodwin, In Re Serzone Products Liability Litigation, MDL 1477. Although discovery is still at a very early stage it appears that very few of these cases involve liver failure. In June 2003, Judge Goodwin dismissed the class claims in all but two of the class action complaints. Although a number of the class action complaints filed against the Company had sought the certification of one or more personal injury classes, the remaining class action complaints do not seek the certification of personal injury classes. On September 29, 2003, the court issued an order setting the hearing on class certification for September 21, 2004.

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

The Company currently is a party in 55 cases pending, on behalf of a total of approximately 907 plaintiffs, in federal and state courts throughout the U.S. Plaintiffs claim that the Company committed fraud on the FDA and wrongfully promoted STADOL NS as non-addictive. Further, plaintiffs allege that the Company failed to adequately warn of the addiction and dependency risk associated with the use of STADOL NS. In addition to these lawsuits, there are approximately 10,020 alleged and unfiled claims of which approximately 325 are active. The majority of the cases and claims are pending in Mississippi.

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

ENVIRONMENTAL MATTERS

In September 2003, the New Jersey Department of Environmental Protection (“NJDEP”) issued an administrative enforcement Directive under the New Jersey Spill Act requiring the Company and approximately 65 other companies to perform an assessment of natural resource damages (“NRD”) and to implement unspecified interim remedial measures to restore conditions in the Lower Passaic River. The Directive alleges that the Company is liable because it historically sent bulk waste to the former Inland Chemical Company facility in Newark, New Jersey. The Directive also alleges that releases of hazardous substances from this facility have migrated into Newark Bay and continue to have an adverse impact on the Lower Passaic River watershed. The Spill Act imposes strict, joint and several liability on responsible parties.

In September, the U.S. Environmental Protection Agency (“USEPA”) issued a notice letter under the federal Superfund statute to some of the same parties that received the Directive, and many other—but not including the Company nor any of the Newark Site parties—seeking their cooperation in a study of conditions in substantially the same stretch of the Passaic River that is the subject of NJDEP’s Directive. USEPA estimates this study will cost $20 million. This study may also lead to clean-up actions, directed by USEPA and the Army Corps of Engineers.

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 10: Litigation Matters (Continued)

The extent of any liability on the part of the Company, under either the Directive or USEPA’s notice letter, cannot yet be determined, but it may be substantial. In particular, the NJDEP Directive states that if the responsible parties do not cooperate, the NJDEP may perform the NRD assessment and restoration, seek to recover its costs in a civil action and, under authority of the Spill Act, seek treble damages for the cost of at least some of the required interim remedial measures.

In July 2003, the NJDEP advised E.R. Squibb & Sons (“Squibb”), a wholly owned subsidiary of Bristol-Myers Squibb, that it believes Squibb violated the Clean Air Act by failing to comply with Prevention of Significant Deterioration (“PSD”) requirements in connection with its replacement of a gas turbine at its cogeneration facility at the New Brunswick, New Jersey facility in 1997. NJDEP also alleges that Squibb should have installed additional pollution control equipment at the facility pursuant to the New Jersey Air Pollution Control Act. Although NJDEP approved the cogeneration facility in 1997 and Squibb believes it demonstrated that it complied with PSD requirements, the NJDEP may nevertheless require the Company to take certain remedial steps, including performing another PSD analysis to determine if a permit is required, obtaining emissions credits, installing pollution control equipment and paying an administrative fine. Although discussions with the NJDEP are still preliminary and the agency has not yet made any specific financial demands, the Company believes that any capital expenditures, costs and/or penalties associated with this matter will not have a material impact on the consolidated financial condition or results of operations of the Company.

In May 2003, the Environmental Quality Board (“EQB”) of Puerto Rico issued a notice to Bristol-Myers Squibb alleging five violations of the Federal Resource Recovery and Conservation Act relating to recordkeeping or storage requirements for hazardous wastes at the Company’s facility in Humacao. Based on its prior dealings with the EQB and the technical nature of the alleged violations, the Company believes that any penalties imposed will not be significant.

On October 16, 2003 the Michigan Department of Environmental Quality (“MDEQ”) sent a Letter of Violation (“LOV”) to the Company alleging that, over an unspecified period of time, certain digestion tanks at the Mead Johnson Zeeland, Michigan facility had violated an emission limit in the Company’s renewable operating air permit. The LOV requires the Company to take immediate, corrective action and to submit a compliance program report. The MDEQ may take further action to address the alleged violations. Although MDEQ has not demanded fines or penalties, if MDEQ takes further enforcement action, it could seek fines, penalties, and damages that exceed $100,000, together with injunctive relief. The Company plans to contest the allegations in the LOV.

Note 11: Comprehensive Income (Loss)

	Foreign Currency Translation	Available for Sale Securities	Deferred Loss on Effective Hedges	Minimum Pension Liability Adjustment	Total Other Accumulated Comprehensive Loss
	(dollars in millions)
Balance at December 31, 2002	$(930)	$—	$(44)	$(128)	$(1,102)
Other comprehensive income (loss)	180	17	(30)	—	167

Balance at September 30, 2003	$(750)	$17	$(74)	$(128)	$(935)

Note 12: Income Taxes

The effective income tax rate on earnings from continuing operations before minority interest and income taxes was 24.5% and 24.3% for the three and nine months ended September 30, 2003, respectively, compared to (219.1%) and 14.0% for the three and nine months ended September 30, 2002, respectively. The income tax rate for the three months ended September 30, 2002 was due primarily to low pre-tax income in the U.S. mainly as a result of the litigation and asset impairment charges, and an income tax benefit of $235 million due to the settlement of certain prior year tax matters and the determination by the Company as to the expected settlement of on-going tax litigation. During the nine months ended September 30, 2002, the Company also established valuation allowances of $127 million related to certain state net deferred tax assets and $34 million related to certain state net operating loss carryforwards. During the nine months ended September 30, 2003, the Company reversed $2 million of valuation allowances related to certain state net deferred tax assets and established additional valuation allowances of $60 million related to certain state net operating loss carryforwards. The Company does not believe that these assets are more likely than not to be realized in the future.

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 12: Income Taxes (Continued)

In 2002, the Company reorganized the structure of its ownership of many of its non-U.S. subsidiaries. The principal purpose of the reorganization was to facilitate the Company’s ability to efficiently deploy its financial resources outside the U.S. The Company believes that the reorganization transactions were generally tax-free both inside and outside the U.S. It is possible, however, that taxing authorities in particular jurisdictions could assert tax liabilities arising from the reorganization transactions or the operations of the reorganized subsidiaries. While it is not reasonably possible to predict whether any taxing authority will assert such a tax liability, the Company has established a reserve to cover this possibility. The Company would vigorously challenge any such assertion and believes that it would prevail but there can be no assurance of such a result. If the Company were not to prevail in final, non-appealable determinations, it is possible the impact could be material, to the Company’s financial position, results of operations and cash flow.

Note 13: Subsequent Events

Subsequent to September 30, 2003, the Company issued $1.2 billion of floating rate convertible debentures, maturing in 2023. These debentures are convertible into Company common stock at 24.2248 shares per $1,000 debenture ($41.28 per share), subject to increases up to a maximum of 38.7597 shares per $1,000 debenture based on increases in the market price of the stock above $41.28 per share, plus anti-dilution and certain other adjustments.

Report of Independent Accountants

To the Board of Directors

and Stockholders of

Bristol-Myers Squibb Company

We have reviewed the accompanying consolidated balance sheet of Bristol-Myers Squibb Company and its subsidiaries as of September 30, 2003 and the related consolidated statements of earnings, of comprehensive income and retained earnings for each of the three and nine-month periods ended September 30, 2003 and 2002 and statement of cash flows for each of the nine-month periods ended September 30, 2003 and 2002. These financial statements are the responsibility of the Company’s management.

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

November 3, 2003

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

The Company determined that shipments of product to Cardinal and shipments of product to McKesson met the consignment model criteria set forth in the Company’s revenue recognition policy as of July 1, 1999 and July 1, 2000, respectively, and, continued through December 2002 for McKesson and February 2003 for Cardinal. Accordingly, the consignment model was required to be applied to such shipments. All shipments to McKesson in the first nine months of 2003, other than those for the Oncology Therapeutics Network (OTN), a specialty distributor of anticancer medicines and products, and all shipments to Cardinal after February 2003, were accounted for as sales upon shipment.

The Company has determined that, although sales incentives were offered to other wholesalers and there was a buildup of inventories at such wholesalers in certain periods, the consignment model criteria set forth in the Company’s revenue recognition policy were not met. Accordingly, the Company recognized revenue when the products were shipped to these wholesalers. The Company estimates that, generally, in aggregate, the inventory of pharmaceutical products held by these other U.S. pharmaceutical wholesalers in excess of or below approximately one month of supply in the case of the Company’s exclusive products (including PLAVIX* and AVAPRO/AVALIDE*) and approximately two months in the case of the Company’s non-exclusive products, was in the range of approximately $100 million below this level of supply to $100 million in excess of this level of supply at September 30, 2003.

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

In April 2002, the Company disclosed a substantial buildup of wholesaler inventories in its U.S. pharmaceuticals business, and developed and subsequently undertook a plan to workdown in an orderly fashion these wholesaler inventory levels. To facilitate an orderly workdown, the Company’s plan included continuing to offer sales incentives, at reduced levels, to certain wholesalers. With respect to McKesson and Cardinal, the Company entered into agreements for an orderly workdown that provided for these wholesalers to make specified levels of purchases and for the Company to offer specified levels of incentives through the first quarter of 2003 for McKesson and the third quarter of 2003 for Cardinal. With the exception of the OTN business, the Company expects that the orderly workdown of inventories of its pharmaceutical products held by all U.S. pharmaceuticals wholesalers will be substantially completed at or before the end of 2003.

The Company’s financial results and prior period and quarterly comparisons are affected by the buildup and orderly workdown of wholesaler inventories, as well as the application of the consignment model to certain sales to certain wholesalers. In addition, with respect to sales not accounted for using the consignment model, the Company’s financial results and prior period and quarterly comparisons are affected by fluctuations in the buying patterns of wholesalers, including the effect of incentives offered, and the corresponding changes in inventory levels maintained by these wholesalers. These wholesalers buying patterns and wholesaler inventory levels may not reflect underlying prescriber demand. The Company’s policy is to allow wholesalers to purchase product on a limited basis after a price increase at the pre-increase price. For information on U.S. pharmaceuticals prescriber demand, reference is made to the tables on pages 27 and 30, which sets forth a comparison of changes in net sales to the estimated total (both retail and mail order customers) prescription growth for certain of the Company’s U.S. pharmaceutical products for each of the three months and nine months ended September 30, 2003 and 2002, respectively.

Three Months Results of Operations

Worldwide sales for the third quarter of 2003 increased 18% to $5,337 million from $4,537 million in 2002. This sales increase resulted from a 13% increase in volume, a 4% increase in foreign exchange and a 1% increase in price. Domestic sales increased 16% for the quarter, primarily as a result of continued strong prescription demand for key brands and the impact from the workdown of non-consignment wholesaler inventory in the third quarter of 2002. International sales increased 20%, including a 10% favorable foreign exchange impact. For the third quarter of 2003, $25 million of deferred revenue was reversed and recognized as sales (calculated net of sales discounts and rebates). The deferred revenue, recorded at gross invoice sales prices, related to the inventory of pharmaceutical products accounted for using the consignment model, was reduced to $83 million at September 30, 2003, compared to $110 million at June 30, 2003. The deferred revenue of $23 million and related consignment inventory for non-OTN products, recorded under the consignment model, will continue to be reflected on the Company’s balance sheet until the related products are sold through to the wholesalers’ customers. The sell-through of these non-OTN products to the wholesalers’ customers is expected to be substantially complete by the end of 2003.

Third quarter 2003 earnings from continuing operations before minority interest and income taxes increased to $1,292 million from $115 million in 2002 primarily as a result of higher sales in 2003, litigation settlement and asset impairment charges recorded in 2002. Net earnings from continuing operations increased 161% to $884 million in 2003 compared to $339 million in 2002. The effective income tax rate on earnings from continuing operations before minority interest and income taxes increased to 24.5% in 2003 from an income tax benefit in 2002. This income tax benefit recorded in 2002 was primarily due to the settlement of prior year tax matters. Basic earnings per share from continuing operations increased 156% to $.46 in 2003 from $.18 in 2002. Diluted earnings per share from continuing operations increased 165% to $.45 in 2003 from $.17 in 2002. Basic and diluted average shares outstanding for the third quarter were 1,937 million and 1,944 million, respectively, in 2003 compared to 1,936 million and 1,941 million, respectively, in 2002.

Business Segments

Pharmaceuticals

Sales for the Pharmaceuticals segment in the three months ended September 30, 2003 increased 19%, including a 4% favorable foreign exchange impact, to $4,389 million from $3,687 million in 2002. Domestic pharmaceutical sales increased 20% to $2,751 million in 2003 from $2,288 million in 2002, primarily due to increased sales of PLAVIX*, the OTN business, AVAPRO/AVALIDE*, the PRAVACHOL franchise and total revenue for ABILIFY*.

International sales for the Pharmaceuticals segment increased 17% to $1,638 million in 2003, including an 11% favorable foreign exchange impact, from $1,399 million in 2002. Sales in Europe and the Middle East increased 21%, including a 16% favorable foreign exchange impact, as a result of strong growth in PRAVACHOL, TAXOL®, PLAVIX* and Analgesic products. Japan realized sales growth of 13%, including a 2% favorable foreign exchange impact, led by growth in TAXOL® sales.

Sales of selected products in the third quarter of 2003 were as follows:

•	The Company recorded revenue for ABILIFY* for the quarter of $101 million. The schizophrenia agent was introduced in the U.S. in November 2002 and has achieved more than a 6% weekly new prescription share of the U.S. antipsychotic market. The Company received approval for a Supplemental New Drug Application (sNDA) for ABILIFY* for maintaining stability in patients with schizophrenia, and has announced that it submitted a sNDA for ABILIFY* for the treatment of acute mania in patients with bipolar disorder to the U.S. Food and Drug Administration (FDA). ABILIFY* is being developed and marketed by the Company and its partner Otsuka Pharmaceutical Co., Ltd.

•	Worldwide sales of the PRAVACHOL franchise, which includes PRAVACHOL, a cholesterol-lowering agent and the Company’s largest selling product, increased 16%, including a 6% favorable foreign exchange impact, to $787 million. In August 2003, PRAVIGARD™ PAC (Buffered Aspirin and Pravastatin Sodium) tablets were launched in the United States.

•	Sales of PLAVIX*, a platelet aggregation inhibitor, increased 57% to $694 million. Sales of AVAPRO/AVALIDE*, an angiotensin II receptor blocker for the treatment of hypertension, increased 48% to $182 million. AVAPRO/AVALIDE*, and PLAVIX* are cardiovascular products that were launched from the alliance between the Company and Sanofi-Synthelabo.

•	TAXOL® and PARAPLATIN, the Company’s leading anti-cancer agents, had sales of $238 million and $245 million, respectively. International sales of TAXOL® increased 22%, including favorable foreign exchange of 12%, to $229 million, led by strong sales growth in Japan, while domestic sales increased 13% to $9 million. Generic competition for TAXOL® in Europe is expected to begin in the fourth quarter. PARAPLATIN worldwide sales increased 1% to $245 million.

•	Sales by OTN increased 16% to $574 million.

•	Sales of SUSTIVA®, an anti-retroviral for the treatment of HIV/AIDS, were $95 million, a decrease of 14% over the prior year.

•	Sales for REYATAZ™, a novel protease inhibitor for the treatment of HIV/AIDS launched in the United States in July 2003, were $39 million.

•	Sales of the GLUCOPHAGE* franchise increased 24% to $236 million. GLUCOPHAGE* IR sales remained at prior year levels at $36 million, while GLUCOVANCE* sales grew 44% to $91 million, and GLUCOPHAGE* XR (Extended Release) tablets sales grew 14% to $103 million. Generic competition for GLUCOPHAGE* XR is expected to begin in the fourth quarter.

The following table sets forth a comparison of reported net sales changes and the estimated total (for retail and mail order customers) prescription growth for certain of the Company’s U.S. pharmaceutical products. The estimated prescription growth amounts are based on third-party data. The Company’s estimates are subject to inherent limitations of estimates that rely on third-party data, or as described above. A significant portion of the Company’s domestic pharmaceutical sales is made to wholesalers. Where the change in reported net sales differs from prescription growth, this change in net sales may reflect wholesaler buying patterns and not reflect underlying prescriber demand, and of the impact from the workdown of consignment wholesaler inventory in 2002.

	Three Months Ended September 30, 2003		Three Months Ended September 30, 2002
	% Change in U.S. Net Sales	% Change in Total U.S. Prescriptions	% Change in U.S. Net Sales	% Change in Total U.S. Prescriptions
PRAVACHOL/PRAVIGARD PAC	9	4	17	2
PLAVIX*	54	28	16	34
AVAPRO/AVALIDE*	60	14	(16)	15
ZERIT	(66)	(25)	35	(16)
SUSTIVA	(39)	18	—	13
GLUCOVANCE*	47	1	(45)	35
GLUCOPHAGE*XR	14	(1)	(7)	46
VIDEX/VIDEX EC	(47)	4	19	7

Earnings before minority interest and income taxes for the Pharmaceuticals segment increased to $1,011 million in the third quarter of 2003 from $655 million in 2002 primarily due to higher sales and favorable product mix. This was partially offset by increased advertising and product promotion on existing in-line products and to support new product launches.

Nutritionals

Sales for the Nutritionals segment were $514 million for the three months ended September 30, 2003, an increase of 16%, with no foreign exchange impact, from the prior year levels. International sales increased 10%, including a 1% unfavorable foreign exchange impact, while U.S. sales increased 21% primarily due to the relatively low sales base in the third quarter of 2002. Mead Johnson continues to be the leader in the U.S. infant formula market. ENFAMIL, the Company’s largest-selling infant formula, had sales of $209 million, an increase of 7% from the prior year. Sales of ENFAGROW, a children’s nutritional supplement, increased 22% to $39 million.

Earnings before minority interest and income taxes for the Nutritionals segment increased to $143 million in 2003 from $111 million in 2002. This increase is primarily due to higher sales and favorable product mix, partially offset by modification of a copromotion arrangement for CEFZIL with the Pharmaceuticals segment.

Other Healthcare

Sales in the Other Healthcare segment increased 7%, including a 4% favorable foreign exchange impact, to $434 million. The Other Healthcare segment is comprised of the ConvaTec, Medical Imaging and Consumer Medicines (U.S. and Japan) businesses.

•	ConvaTec sales for the three months ended September 30, 2003 increased 18%, including an 8% favorable foreign exchange impact, to $221 million. Sales of ostomy products increased 17% to $133 million, while sales of modern wound care products increased 21% to $85 million.

•	Medical Imaging sales for the three months ended September 30, 2003, increased 10%, including a 2% favorable foreign exchange impact, to $130 million. The increase in Medical Imaging sales was primarily due to an 11% increase in CARDIOLITE sales to $83 million in 2003 from $75 million in 2002.

•	Consumer Medicines sales for the three months ended September 30, 2003 decreased 17% to $83 million, primarily due to lower U.S. sales of EXCEDRIN and lower international sales of BUFFERIN.

Earnings before minority interest and income taxes for the Other Healthcare segment increased to $107 million in 2003 from $105 million in 2002.

Expenses

Total expenses for the three months ended September 30, 2003, as a percentage of sales, decreased to 75.8% from 97.5% in 2002. During the third quarter of 2003 and 2002, the Company recorded several significant items that affected the comparability of the results of the periods presented herein:

	Three Months Ended September 30,
	2003	2002
	(dollars in millions)
Litigation settlement	(4)	$569
Asset impairment for ImClone	—	379
Restructuring and other items (1)	55	(28)

	51	920
Income taxes/ (benefit) on items above	(13)	(350)
Settlement of prior year tax matters	—	(235)

	$38	$335

(1)	For the third quarter of 2003, comprises $21 million of accelerated depreciation of assets in manufacturing facilities in North America expected to be closed by the end of 2006 of which $15 million is recorded at cost of products sold and $6 million is recorded in other income (expense); $21 million charge related to the up-front payments for two licensing agreements recorded in research and development; $9 million of termination benefits for workforce reductions recorded in provision for restructuring and other; $7 million charge related to relocation expenses recorded in provision for restructuring and other ; $3 million gain proceeds from the sale of assets previously written off recorded in provision for restructuring and other; $1 million milestone payment received related to a developmental project sold in previous years recorded in provision for restructuring and other; and $1 million retention benefits recorded in provision for restructuring and other. For the third quarter 2002, comprises $107 million credit adjustment to prior year restructuring reserves, of which $90 million is recorded in provision for restructuring and other and $17 million is recorded in cost of products sold; $41 million of termination benefits for workforce reductions recorded in provision for restructuring and other; and $38 million charge for lease termination and facility remediation recorded in provision for restructuring and other.

For additional information, see Note 2, Restructuring and Other Items, Note 6, Alliances and Investments, Note 10, Litigation Matters, and Note 12, Income Taxes to the consolidated financial statements included in this Form 10-Q.

Cost of products sold, as a percentage of sales, decreased to 35.8% in 2003 from 36.5% in 2002. This decrease is primarily due to higher average selling prices, strong growth and favorable product mix in the U.S. Pharmaceuticals business, partially offset by sales growth in the lower margin OTN oncology distribution business.

As a percentage of sales, marketing, selling and administrative expenses decreased to 20.9% in the third quarter of 2003 from 21.3% in 2002. Marketing, selling, and administrative expenses increased 15% to $1,118 million in 2003 from $971 million in 2002. This increase is primarily due to increased sales support in the Pharmaceuticals segment, in particular for ABILIFY* and AVAPRO/AVALIDE* in the U.S., and unfavorable foreign exchange impact, principally related to the EURO.

Expenditures for advertising and promotion in support of new and existing products increased 24% to $375 million in 2003 from $302 million in 2002, primarily as a result of promotional support for ABILIFY* in the U.S.

Research and development expenditures increased 6% to $568 million in 2003 from $535 million in 2002. Pharmaceutical research and development spending increased 3% from the prior year, attributable to in-licensing payments and, as a percentage of pharmaceutical sales (excluding OTN sales), was 13.8% in the third quarter of 2003 and 16.0% in the third quarter of 2002 due to higher sales.

The Company entered into a licensing and commercialization agreement with Flamel Technologies S.A. to develop and market BASULIN®, the first controlled release, unmodified human insulin to be developed as a once-daily injection for patients with type 1 or type 2 diabetes. Basulin is now entering Phase II clinical development. Under the agreement, the Company will lead and assume the cost of future development and manufacturing efforts for Basulin and will have exclusive worldwide rights to the product. The Company accrued for an initial payment of $20 million which was paid in October 2003, with the potential for an additional $145 million in clinical and regulatory milestone payments over time, and royalty payments on product sales.

The Company entered into an agreement with QDose, a joint venture between MicroDose Technologies, Inc. and Quadrant Drug Delivery, Ltd., to license a short acting inhaled insulin product for the treatment of type 1 or type 2 diabetes. The product is currently in early Phase I development. The Company will obtain worldwide exclusive rights to the product and, with support from QDose, will take the lead on development, manufacturing and commercialization of the licensed product. Under the agreement, the Company made an initial payment of $1 million which was recognized in the third quarter, with the potential for an additional $29 million in milestone payments based on achievement of certain development and regulatory events.

The Company and Corgentech Inc., a privately held biotechnology company, entered into an agreement to jointly develop and commercialize Corgentech’s E2F Decoy (edifoligide sodium), a novel treatment for the prevention of vein graft failure following coronary artery bypass graft and peripheral artery bypass graft surgery. The product is currently being evaluated in two Phase III clinical trials and the FDA has granted fast track status for both indications. Subsequent to the third quarter, the Company made an initial payment of $45 million in October 2003, with the potential for an additional $205 million in clinical and regulatory milestone payments over time, and arrangements for profit sharing.

The Company announced in September 2003 that based on its analyses of target product profile following completion of the clinical development program and re-evaluation of its antibacterial R&D priorities, garenoxacin, a quinolone antibiotic, licensed from Toyama Chemical will be reacquired by Toyama Chemical.

Based on its review of research and development strategy, the Company has determined to discontinue the development of ravuconazole, an antifungal agent. The product will be returned to Eisai Company, Ltd.

Restructuring programs were implemented in the third quarter of 2003 to downsize and streamline worldwide manufacturing operations. The programs include costs for the termination of approximately 100 manufacturing employees in the Other Healthcare and Pharmaceuticals segments. As a result of these actions, the Company expects the annual benefit to earnings from continuing operations before minority interest and income taxes to be approximately $9 million in future periods.

Other expense, net increased to $67 million in the third quarter of 2003 from $16 million in the third quarter of 2002. Other expense, net includes net interest expense of $33 million and $65 million for the three-month periods ended September 30, 2003 and 2002, respectively.

The effective income tax rate on earnings from continuing operations before minority interest and income taxes was 24.5% compared with a benefit of 219.1% in 2002. The effective tax rate in 2002 was due primarily to lower pre-tax income in the U.S. mainly as a result of the litigation and asset impairment charges recorded, and an income tax benefit of $235 million due to the settlement of certain prior year tax matters and the determination by the Company as to the expected settlement of ongoing tax litigation. For a discussion of the recent reorganization of the structure of the ownership of non-U.S. subsidiaries and possible tax liability, which could be material, see Note 12: Income Taxes.

Nine Months Results of Operations

Worldwide sales for the first nine months of 2003 increased 13% to $15,100 million from $13,325 million in 2002. This sales increase resulted from a 7% increase in volume, a 4% increase in foreign exchange and a 2% increase in price. Domestic sales increased 10% and international sales increased 19%, including a 10% favorable foreign exchange impact. For the first nine months of 2003, $311 million of deferred revenue was reversed and recognized as sales (calculated net of sales discounts and rebates). The deferred revenue, recorded at gross invoice sales prices, related to the inventory of pharmaceutical products accounted for using the consignment model, was reduced to $83 million at September 30, 2003, compared to $470 million at December 31, 2002. The deferred revenue of $23 million and related consignment inventory for non-OTN products, recorded under the consignment model will continue to be reflected on the Company’s balance sheet until the related products are sold through to the wholesalers’ customers. The sell-through of these non-OTN products to the wholesalers’ customers is expected to be substantially complete by the end of 2003.

For the nine months ended September 30, 2003, earnings from continuing operations before minority interest and income taxes increased 71% to $3,532 million from $2,067 million in 2002. The increase was mainly driven by increased sales, partially offset by an unfavorable product mix and increased investment in advertising and promotion spend as well as an increase in sales force expenses. Net earnings from continuing operations increased 52% to $2,523 million compared to $1,660 million in 2002. The effective income tax rate on earnings from continuing operations, before minority interest and income taxes increased to 24.3% in 2003 from 14.0% in 2002. Basic earnings per share from continuing operations increased 51% to $1.30 in 2003 from $.86 in 2002. Diluted earnings per share from continuing operations increased 53% to $1.30 in 2003 from $.85 in 2002. Basic and diluted average shares outstanding for the nine months were 1,936 million and 1,942 million, respectively, in 2003 compared to 1,936 million and 1,943 million, respectively, in 2002.

Business Segments

Pharmaceuticals

Sales for the Pharmaceuticals segment in the nine months ended September 30, 2003 increased 16%, including a 4% favorable foreign exchange impact, to $12,487 million from $10,809 million in 2002. Domestic pharmaceutical sales increased 14% to $7,787 million in 2003 from $6,802 million in 2002, primarily due to increased sales of the OTN business, PLAVIX*, the PRAVACHOL franchise, AVAPRO/AVALIDE* and total revenue for ABILIFY*. International sales for the Pharmaceuticals segment increased 17% to $4,700 million in 2003, including an 11% favorable foreign exchange impact, from $4,007 million in 2002. Sales in Europe and the Middle East increased 21%, including a 17% favorable effect of foreign exchange. Strong growth in PRAVACHOL, TAXOL®, PLAVIX* and Analgesic products were partially offset by price declines in Germany and Italy. Japan realized sales growth of 17%, including a 7% favorable foreign exchange impact, led by growth in TAXOL® sales.

Sales of selected products for the nine months ended September 30, 2003 were as follows:

•	The Company recorded revenue for ABILIFY* for the nine months of $203 million.

•	Worldwide sales of the PRAVACHOL franchise, which includes PRAVACHOL, a cholesterol-lowering agent and the Company’s largest selling product, increased 26%, including a 7% favorable foreign exchange impact, to $2,098 million. In August 2003, PRAVIGARD™ PAC (Buffered Aspirin and Pravastatin Sodium) tablets were launched in the United States.

•	Sales of PLAVIX*, a platelet aggregation inhibitor, increased 25% to $1,659 million. Sales of AVAPRO/AVALIDE*, an angiotensin II receptor blocker for the treatment of hypertension, increased 28% to $527 million. AVAPRO/AVALIDE*, and PLAVIX* are cardiovascular products that were launched from the alliance between Bristol-Myers Squibb and Sanofi-Synthelabo.

•	TAXOL® and PARAPLATIN, the Company’s leading anti-cancer agents, had sales of $695 million and $701 million, respectively. International sales of TAXOL® increased 24%, including favorable foreign exchange of 14%, to $644 million, led by strong sales growth in Japan, while domestic sales decreased 59% to $51 million due to generic competition. Generic competition for TAXOL® in Europe is expected in begin in the fourth quarter. PARAPLATIN sales increased 22% to $701 million primarily driven by sales in the U.S.

•	Sales by OTN increased 21% to $1,652 million.

•	Sales of SUSTIVA, an anti-retroviral for the treatment of HIV/AIDS, were $405 million, an increase of 16% over the prior year.

•	Sales for REYATAZ™, a novel protease inhibitor for the treatment of HIV/AIDS launched in the United States in July 2003, were $39 million.

•	Sales of the GLUCOPHAGE* franchise increased 20% to $723 million. GLUCOPHAGE*IR sales were $99 million, while GLUCOVANCE* sales grew 84% to $315 million, and GLUCOPHAGE*XR (Extended Release) tablets sales grew 23% to $306 million. Generic competition for GLUCOPHAGE*XR is expected to begin in the fourth quarter.

The following table sets forth a comparison of reported net sales changes and the estimated total (for retail and mail order customers) prescription growth for certain of the Company’s U.S. pharmaceutical products. The estimated prescription growth amounts are based on third-party data. A significant portion of the Company’s domestic pharmaceutical sales is made to wholesalers. Where the change in reported net sales differs from prescription growth, this change in net sales may reflect wholesaler buying patterns and not reflect underlying prescriber demand, and of the impact from the workdown of consignment wholesaler inventory in 2002.

	Nine Months Ended September 30, 2003		Nine Months Ended September 30, 2002
	% Change in U.S. Net Sales	% Change in Total U.S. Prescriptions	% Change in U.S. Net Sales	% Change in Total U.S. Prescriptions
PRAVACHOL/PRAVIGARD PAC	23	2	5	7
PLAVIX*	21	29	54	36
AVAPRO/AVALIDE*	21	14	15	13
ZERIT	(27)	(23)	(8)	(14)
SUSTIVA	10	19	—	9
GLUCOVANCE*	85	5	(33)	61
GLUCOPHAGE*XR	23	2	42	116
VIDEX/VIDEX EC	(14)	3	13	8

Earnings before minority interest and income taxes for the Pharmaceuticals segment increased to $2,837 million in 2003 from $2,069 million in 2002. The increase in earnings before minority interest and income taxes was driven by increased sales which were partially offset by increased advertising and product promotion spend on new and existing in-line products.

Nutritionals

Sales for the Nutritionals segment were $1,383 million for the nine months ended September 30, 2003, an increase of 1%, including a 1% unfavorable foreign exchange impact, from the prior year. International sales increased 9%, including a 2% unfavorable foreign exchange impact, and U.S. sales decreased 5%. Mead Johnson continues to be the leader in the U.S. infant formula market. ENFAMIL, the Company’s largest-selling infant formula, had sales of $520 million, a decrease of 9% from the prior year, primarily due to the $60 million charge to sales that was recorded in the second quarter related to rebates issued under the Women, Infants and Children (WIC) program. The Company now accrues for rebates expected to be issued at the date of revenue recognition, rather than at the date the WIC coupons are issued. Sales of ENFAGROW, a children’s nutritional supplement, increased 36% to $118 million.

Earnings before minority interest and income taxes for the Nutritionals segment decreased to $262 million in 2003 from $360 million in 2002. This decrease is primarily due to the aforementioned $60 million charge related to the WIC program and modification of a copromotion arrangement for CEFZIL with the Pharmaceuticals segment.

Other Healthcare

Sales in the Other Healthcare segment increased 7%, including a 5% favorable foreign exchange impact, to $1,230 million. The Other Healthcare segment is comprised of the ConvaTec, Medical Imaging and Consumer Medicines (U.S. and Japan) businesses.

•	ConvaTec sales for the nine months ended September 30, 2003 increased 12%, including a 9% favorable foreign exchange impact, to $602 million. Sales of ostomy products increased 11% to $369 million, while sales of modern wound care products increased 13% to $225 million.

•	Medical Imaging sales for the nine months ended September 30, 2003, increased 11%, including a 1% favorable foreign exchange impact, to $378 million. The increase in Medical Imaging sales was primarily due to a 12% increase in CARDIOLITE sales to $244 million in 2003 from $217 million in 2002.

•	Consumer Medicines sales for the nine months ended September 30, 2003 decreased 8% to $250 million, including a 2% favorable foreign exchange impact, primarily due to decreased demand for EXCEDRIN.

Earnings before minority interest and income taxes for the Other Healthcare segment decreased to $262 million in 2003 from $288 million in 2002 primarily as a result of unfavorable product mix due to lower demand for EXCEDRIN and increased sales incentives during the first and second quarters of 2003 for EXCEDRIN QUICKTABS in the Consumer Medicines business.

Expenses

Total expenses for the nine months ended September 30, 2003, as a percentage of sales, decreased to 76.6% from 84.5% in 2002. During the first nine months of 2003 and 2002, the Company recorded several significant items that affected the comparability of the results of the periods presented herein:

	Nine Months Ended September 30,
	2003	2002
	(dollars in millions)
Litigation settlement	$(66)	$659
Asset impairment for ImClone	—	379
Restructuring and other items (1)	75	(25)
Gain on sales of businesses/product lines	—	(30)
Acquired in-process research and development	—	160

	9	1,143
Income taxes/ (benefit) on items above	8	(435)
Settlement of prior year tax matters	—	(235)
Valuation allowances, net	58	161

	$75	$634

(1)	In 2003, comprises $35 million of accelerated depreciation of assets in manufacturing facilities in North America expected to be closed by the end of 2006 of which $21 million is recorded at cost of products sold and $14 million is recorded in other income (expense); $21 million charge related to the up-front payments for two licensing agreements recorded in research and development; $34 million of termination benefits for workforce reductions recorded in provision for restructuring and other; $11 million charge related to relocation expenses recorded in provision for restructuring and other; $11 million charge for asset impairment recorded in cost of products sold; $2 million charge for retention benefits recorded in provision for restructuring and other; $27 million credit adjustment to prior year restructuring reserves due to higher than anticipated recovery on assets previously written off recorded in provision for restructuring and other; $11 million income related to a reduction of estimated liabilities recorded in provision for restructuring and other; and $1 million milestone payment received related to a developmental project sold in previous years recorded in provision for restructuring and other. In 2002, comprises $163 million credit adjustment to prior year restructuring reserves, of which $146 million is recorded in provision for restructuring and other and $17 million is recorded in cost of products sold; $71 million of termination benefits for workforce reductions recorded in provision for restructuring and other; $38 million charge for lease termination and facility remediation recorded in provision for restructuring and other; $27 million of asset write-downs for the closure of a manufacturing facility in Puerto Rico recorded in provision for restructuring and other; and $2 million of inventory write-offs due to streamlining of worldwide operations recorded in cost of products sold.

For additional information, see Note 2, Restructuring and Other Items, Note 6, Alliances and Investments, Note 7, Divestitures and Discontinued Operations, Note 10, Litigation Matters, and Note 12, Income Taxes to the consolidated financial statements included in this Form 10-Q.

Cost of products sold, as a percentage of sales, increased to 35.7% in 2003 from 34.7% in 2002. This increase is primarily due to increased sales of lower margin products from OTN and a $60 million charge to sales recorded by the Nutritionals segment related to the WIC program accrual, partially offset by increased sales of higher margin products such as PRAVACHOL. Cost of products sold also includes $11 million of asset impairment and $21 million of accelerated depreciation.

As a percentage of sales, marketing, selling and administrative expenses decreased slightly to 21.1% in the nine months ended September 30, 2003 from 21.2% in 2002. Marketing, selling, and administrative expenses increased 14% to $3,208 million in 2003 from $2,820 million in 2002. This increase is primarily due to increased sales support in the Pharmaceuticals segment, in particular for ABILIFY*, AVAPRO/AVALIDE*, PLAVIX* and PRAVACHOL in the U.S., and unfavorable foreign exchange impact, principally related to the EURO.

Expenditures for advertising and promotion in support of new and existing products increased 28% to $1,157 million in 2003 from $906 million in 2002, primarily as a result of promotional support for ABILIFY*, the PRAVACHOL franchise and PLAVIX* in the U.S.

Research and development expenditures increased 1% to $1,574 million in 2003 from $1,564 million in 2002. Pharmaceutical research and development spending decreased 1% from the prior year and, as a percentage of pharmaceutical sales (excluding OTN sales), was 13.6% in the nine months ended September 30, 2003 and 15.8% in the nine months ended September 30, 2002. The decline in spending is largely due to reductions in discovery spending, including the closure of a discovery facility in Wilmington, Delaware. The Company continues to expect research and development spending levels for the full-year 2003 to be comparable to the 2002 level.

Restructuring programs were implemented in the first nine months of 2003 to downsize and streamline worldwide manufacturing operations. The programs include costs for the termination of approximately 870 manufacturing employees in the Pharmaceuticals and Other Healthcare segments. As a result of these actions, the Company expects the annual benefit to earnings from continuing operations before minority interest and income taxes to be approximately $49 million in future periods.

Other expense, net increased to $298 million in the nine months ended September 30, 2003 from $181 million in the nine months ended September 30, 2002. Other expense, net includes net interest expense of $160 million and $224 million for the nine-month periods ended September 30, 2003 and 2002, respectively. In addition, 2003 includes a general product liability charge and 2002 includes income from the sale of certain minor assets.

The effective income tax rate on earnings from continuing operations before minority interest and income taxes increased to 24.3% in 2003 from 14.0% in 2002 due primarily to the settlement of prior year tax matters in 2002. For a discussion of the recent reorganization of the structure of the ownership of non-U.S. subsidiaries and possible tax liability, which could be material, see Note 12: Income Taxes.

Financial Position

The Company had cash and cash equivalents of approximately $5.0 billion at September 30, 2003 as compared to $4.0 billion at December 31, 2002. The Company continues to maintain a high level of working capital, amounting to $3.8 billion at September 30, 2003, increasing from $1.8 billion at December 31, 2002. Approximately $4.8 billion of the Company’s cash and cash equivalents at September 30, 2003 was held by our foreign subsidiaries, which the Company does not expect to repatriate in the foreseeable future. Repatriation of this cash to the U.S. would require additional tax provisions, which are not reflected in the Company’s consolidated financial statements. Due to the complexities in the tax laws and the assumptions that would have to be made, it is not practicable to estimate the amounts of the income taxes that would have to be provided.

Short-term borrowings were $1,288 million at September 30, 2003, compared with $1,379 million at December 31, 2002. Long-term debt increased to $7.4 billion at September 30, 2003 from $6.3 billion at December 31, 2002 primarily due to the $1 billion notes issued in August 2003. In addition, subsequent to the third quarter in October 2003, the Company issued $1.2 billion of floating rate convertible debentures, maturing in 2023. These debentures are convertible into Company common stock at 24.2248 shares per $1,000 debenture ($41.28 per share), subject to increases up to a maximum of 38.7597 shares per $1,000 debenture based on increases in the market price of the stock above $41.28 per share, plus anti-dilution and certain other adjustments. In July 2003, Standard & Poor’s lowered its corporate credit and senior unsecured debt rating on the Company to AA- from AA. In addition, Standard & Poor’s affirmed its A-1+ short-term corporate credit and commercial paper rating. In April 2003, Moody’s Investors Service reduced the Company’s long-term credit rating from Aa2 to A1. In March 2003, Moody’s confirmed the Prime-1 short-term credit rating for the Company.

Net cash provided by operating activities was $2.3 billion in the nine months ended September 30, 2003 as compared to $257 million in 2002. The increase in cash provided by operating activities in 2003 compared to 2002 is mainly attributable to income tax outflows in 2002 of $2,046 million, which primarily related to the payment of taxes on the gain arising from the sale of the Clairol business.

During the nine months ended September 30, 2003, the Company did not purchase any of its common stock. During the nine months ended September 30, 2002, the Company purchased 5 million shares of its common stock at a cost of $154 million.

For each of the three and nine month periods ended September 30, 2003 and 2002 dividends declared per common share were $.280 and $.840, respectively.

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

Outlook

With a stronger than expected third quarter, the Company now expects full year 2003 results to exceed our previous guidance of $1.60-$1.65 non-GAAP fully diluted earnings per share. However, the Company does not expect the fourth quarter to be as strong as the third quarter due primarily to the expected impact of higher research and development spending and the impact of exclusivity losses for SERZONE, MONOPRIL and GLUCOPHAGE*XR in the U.S. and TAXOL® in Europe. The timing of these exclusivity losses will have a direct impact on our 2003 fourth quarter earnings. The Company’s current estimate for 2003 non-GAAP fully diluted earnings per share excluding non-comparable items is between $1.68-$1.73. Taking into account non-comparable items to date and $22 million in restructuring charges expected to be taken later this year, in each case as described above under “Nine Months Results of Operations,” and the $45 million fourth quarter up-front licensing payment to Corgentech Inc., fully diluted earnings per share guidance on a GAAP basis would be $1.65 to $1.70. These numbers exclude the future impact of any write-off of any in-process research and development that may arise from any existing or future research and development arrangements and any other possible non-comparable items that may occur later this year including any possible restructuring, resolution of legal proceedings or other charges as described below. The Company is not currently able to estimate the timing or magnitude of any such amounts.

As the Company discussed previously, it expects to have both growth opportunities and continued exclusivity challenges over the next several years. During this period, exclusivity losses are expected to amount in each year to approximately $1 billion per year in net sales. The Company expects these exclusivity losses will be more or less offset by growth in revenues resulting from growth of the Company’s in-line products, including PLAVIX*, AVAPRO/AVALIDE* and SUSTIVA, growth of recently launched exclusive products, ABILIFY* and REYATAZ, and by the introduction of late stage pipeline products that may be approved within the next six to thirty-six months such as ERBITUX*, CTLA4Ig, entecavir and muraglitazar. Additionally, OTN sales growth is expected to continue. The Company expects the resulting product mix to pressure Company margins because the products losing exclusivity carry higher margins than products expected to grow sales.

The Company has historically reviewed and will continue to review its cost base. Decisions that may be taken as a result of these reviews may result in additional restructuring or other charges later this year or in future periods. At this time, the Company is not able to reasonably estimate the amount of such charges, if any. At the same time the Company expects to continue to invest behind in-line products and its research and development pipeline, particularly late stage products. External development and licensing will remain important elements of the Company’s strategy, but the potential impact is not built into the Company’s plans.

At this time, the Company does not expect the stronger than expected third quarter performance to continue in 2004. The Company currently expects to provide 2004 guidance by the time of the release of 2003 fourth quarter results.

The Company and its subsidiaries are the subject of a number of significant pending lawsuits, claims, proceedings and investigations. For a discussion of these matters and their potential impact on the Company, please see “Legal Proceedings” below.

Actual results may differ materially from the expectations described above. Some of the factors that could affect these expectations are described below under “Cautionary Factors that May Affect Future Results.”

Use Of Non-GAAP Financial Information

This Form 10-Q contains non-GAAP earnings per share information adjusted to exclude certain costs, expenses, gains and losses and other non-comparable items. This information is intended to enhance an investor’s overall understanding of the Company’s past financial performance and prospects for the future. For example, non-GAAP earnings per share information is an indication of the Company’s baseline performance before items that are considered by the Company to be not reflective of the Company’s operational results. In addition, this information is among the primary indicators the Company uses as a basis for planning and forecasting of future periods. This information is not intended to be considered in isolation or as a substitute for net earnings or diluted earnings per share prepared in accordance with generally accepted accounting principles.

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

Although it is not possible to predict or identify all factors, they may include the following:

•	New government laws and regulations, such as (i) health care reform initiatives in the United States at the state and federal level and in other countries; (ii) changes in the FDA and foreign regulatory approval processes that may cause delays in approving, or preventing the approval of, new products; (iii) tax changes such as the phasing out of tax benefits heretofore available in the United States and certain foreign countries; and (iv) new laws, regulations and judicial decisions affecting pricing or marketing; and (v) changes in intellectual property law.

•	Competitive factors, such as (i) new products developed by competitors that have lower prices or superior performance features or that are otherwise competitive with Bristol-Myers Squibb’s current products; (ii) generic competition as the Company’s products mature and patents expire on products; (iii) technological advances and patents attained by competitors; (iv) problems with licensors, suppliers and distributors; and (v) business combinations among the Company’s competitors or major customers.

•	Difficulties and delays inherent in product development, manufacturing and sale, such as (i) products that may appear promising in development may fail to reach market for numerous reasons, including efficacy or safety concerns, the inability to obtain necessary regulatory approvals and the difficulty or excessive cost to manufacture; (ii) seizure or recall of products; (iii) the failure to obtain, the imposition of limitations on the use of, or loss of patent and other intellectual property rights; (iv) failure to comply with Current Good Manufacturing Practices and other application regulations and quality assurance guidelines that could lead to temporary manufacturing shutdowns, product shortages and delays in product manufacturing; and (v) other manufacturing or distribution problems.

•	Legal difficulties, including lawsuits, claims, proceedings and investigations, any of which can preclude or delay commercialization of products or adversely affect operations, profitability, liquidity or financial condition, including (i)

•	intellectual property disputes; (ii) adverse decisions in litigation, including product liability and commercial cases; (iii) the inability to obtain adequate insurance with respect to this type of liability; (iv) recalls of pharmaceutical products or forced closings of manufacturing plants; (v) government investigations; (vi) claims asserting violations of securities, antitrust, federal and state pricing and other laws; (vii) environmental matters; and (viii) tax liabilities. There can be no assurance that there will not be an increase in scope of these matters or that any future lawsuits, claims, proceedings or investigations will not be material.

•	Increasing pricing pressures worldwide, including rules and practices of managed care groups and institutional and governmental purchasers, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical reimbursement and pricing in general.

•	Fluctuations in buying patterns and inventory levels of major distributors, retail chains and other trade buyers which may result from seasonality, pricing, wholesaler buying decisions (including the effect of incentives offered), the Company’s wholesaler inventory management policies (including the workdown of wholesaler inventory levels) or other factors.

•	Greater than expected costs and other difficulties including unanticipated effects and difficulties of acquisitions, dispositions and other events, including obtaining regulatory approvals occurring in connection with evolving business strategies, legal defense costs, insurance expense, settlement costs and the risk of an adverse decision related to litigation.

•	Changes to advertising and promotional spending and other categories of spending that may affect sales.

•	Changes in product mix that may affect margins.

•	Changes in the Company’s structure resulting from acquisitions, divestitures, mergers, restructurings or other strategic initiatives.

•	Economic factors over which the Company has no control such as changes of business and economic conditions including, but not limited to, changes in interest rates and fluctuation of foreign currency exchange rates.

•	Changes in business, political and economic conditions due to the recent terrorist attacks in the U.S., the threat of future terrorist activity in the U.S. and other parts of the world and related U.S. military action overseas.

•	Changes in accounting standards promulgated by the Financial Accounting Standards Board, the Securities and Exchange Commission or the American Institute of Certified Public Accountants, which may require adjustments to financial statements.

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

In the nine months ended September 30, 2003, the Company purchased and sold $1,049 million notional amount of foreign exchange euro put options, sold an additional $516 million notional amount of put options (primarily the euro) that had been previously purchased in 2002, sold $3,298 million notional amount of forward contracts (primarily euro and Canadian dollar) and bought a net $608 million notional amount of Japanese yen forward contracts. These contracts are primarily for hedging exchange impacts related to forecasted intercompany inventory purchases for up to the next 26 months.

Additionally, in the nine months ended September 30, 2003, the Company executed several fixed to floating interest rate swaps to convert an additional $2.0 billion of the Company’s fixed rate debt to be paid in 2006, 2008, 2011 and 2013 to variable rate debt.

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

Information pertaining to legal proceedings can be found in Note 10: Litigation Matters, to the interim consolidated financial statements included in Part I of this report, and is incorporated by reference herein.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Item 4 of the Form 10-Q for the quarterly period ended March 31, 2003 is hereby incorporated by reference.

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits (listed by number corresponding to the Exhibit Table of Item 601 in Regulation S-K).

Exhibit Number and Description

3c.	Restated Certificate of Incorporation (November 6, 2003)

4j.	Five-Year Competitive Advance and Revolving Credit Facility Agreement, dated as of September 11, 2001, among Bristol-Myers Squibb Company, the borrowing subsidiaries, the lenders named in the agreement, ABN Amro Bank N.V., Bank of America, N.A. and Deutsche Bank AG, New York Branch as co-syndication agents, The Chase Manhattan Bank, as Administrative Agent and Citibank, N.A., as Administrative Agent.

4k.	Third Supplemental Indenture, dated August 18, 2003, between Bristol-Myers Squibb Company and JP Morgan Chase Bank, as Trustee, to indenture dated June 1, 1993

4l.	Purchase Agreement dated August 12, 2003, between Bristol-Myers Squibb Company and Goldman, Sachs & Co., J.P. Morgan Securities Inc., as representatives to the several purchasers, named in Schedule I of the Agreement, of 4.00% Senior Notes due 2008 and 5.25% Senior Notes due 2013

4m.	Exchange and Registration Rights Agreement, dated August 18, 2003, between Bristol-Myers Squibb Company and Goldman, Sachs & Co., J.P. Morgan Securities Inc., as representatives of the several purchasers named in Schedule I to the Purchase Agreement, of 4.00% Senior Notes due 2008 and 5.25% Senior Notes due 2013

4n.	Form of 4.00% Senior Note due 2008

4o.	Form of 5.25% Senior Note due 2013

4p.	Five-Year Competitive Advance and Revolving Credit Facility Agreement dated as of August 18, 2003 among Bristol-Myers Squibb Company, the Borrowing Subsidiaries (as defined in the Agreement), the lenders named in the Agreement, Bank of American, N.A. as Syndication Agent, JP Morgan Chase Bank, as Administrative Agent and CitiCorp North America, Inc., as Administrative Agent

4q.	Indenture, dated October 1, 2003, between Bristol-Myers Squibb Company, as Issuer, and JP Morgan Chase Bank, as Trustee

4r.	Registration Rights Agreement, dated October 1, 2003, between Bristol-Myers Squibb Company and Goldman, Sachs & Co., J.P. Morgan Securities Inc., as representatives of the several purchasers named in Schedule I to the Purchase Agreement, of floating rate convertible senior debentures due 2023

4s.	Form of Floating Rate Convertible Senior Debenture Due 2023

4t.	Purchase Agreement dated September 25, 2003, between Bristol-Myers Squibb Company and Goldman, Sachs & Co., J.P. Morgan Securities Inc., as representatives of the several purchasers named in Schedule I to the Purchase Agreement, of floating rate convertible debentures due 2023.

15.	Independent Accountants’ Awareness Letter

31a.	Section 302 Certification Letter

31b.	Section 302 Certification Letter

32a.	Section 906 Certification Letter

32b.	Section 906 Certification Letter

b) Reports on Form 8-K

On July 24, 2003, the Registrant filed a Form 8-K under Item 9 and Item 12 announcing its earnings for the second quarter of 2003. Attached as an exhibit to such Form 8-K is its press release dated July 24, 2003.

On September 26, 2003, the Registrant filed a Form 8-K under Item 9 announcing its intention to offer $1 billion of convertible senior debentures. Attached as an exhibit to such Form 8-K is its press release dated September 24, 2003.

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

BRISTOL-MYERS SQUIBB COMPANY (REGISTRANT)

Date: November 12, 2003	By:	/s/ Peter R. Dolan

Peter R. Dolan
Chairman of the Board and Chief Executive Officer

Date: November 12, 2003	By:	/s/ Andrew R. J. Bonfield

Andrew R. J. Bonfield
Senior Vice President and Chief Financial Officer