Form 10-K
period 2003-12-31
BRISTOL MYERS SQUIBB CO
filed 2004-03-15
CIK 14272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

The aggregate market value of the 1,940,460,562 shares of voting common equity held by non-affiliates of the registrant, computed by reference to the closing price as reported on the New York Stock Exchange, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2003) was approximately $52,683,504,258. Bristol-Myers Squibb has no non-voting common equity. At February 18, 2004, there were 1,941,090,408 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2004 Proxy Statement to be filed on or before March 26, 2004. Part III

Explanatory Note

The Company is restating its consolidated balance sheet at December 31, 2002, and consolidated statements of earnings, cash flows, and comprehensive income and retained earnings for the years ended December 31, 2002 and 2001 (the “2003 Restatement”). The restatement affected periods prior to 2001. The impact of the restatement on such prior periods was reflected as an adjustment to opening retained earnings as of January 1, 2001. The restatement is reported in this Annual Report on Form 10-K for the year ended December 31, 2003 and will be reported in amendments to our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2003, June 30, 2003, and September 30, 2003.

The 2003 Restatement (i) corrects certain of the Company’s historical accounting policies to conform to generally accepted accounting principles (“GAAP”) and (ii) corrects certain errors made in the application of GAAP, including a revision of inappropriate accounting with respect to the Company’s accounting for tax contingency reserves. The 2003 Restatement includes adjustments to (i) earnings from continuing operations before minority interest and income taxes, (ii) minority interest, net of taxes, (iii) the provision of income taxes, (iv) earnings from discontinued operations and (v) cash and cash equivalents.

The restatement adjustments increased the Company’s net earnings and diluted earnings per share in the year ended December 31, 2002 by approximately $71 million or $0.03 per share, and reduced net earnings and diluted earnings per share in the year ended December 31, 2001 by approximately $172 million or $0.09 per share.

The restatement adjustment to the Company’s consolidated balance sheet decreased the amount of cash and cash equivalents at December 31, 2002 by approximately $1.6 billion and increased marketable securities by the same amount. If the consolidated balance sheet at December 31, 2001 were restated, cash and cash equivalents would decrease by approximately $0.9 billion with marketable securities increased by the same amount. The restatement adjustment to statements of cash flows increased the amount of net cash used in investing activities for the years ended December 31, 2001 and 2002, by approximately $0.9 billion and $0.7 billion, respectively. There is no impact on periods prior to 2001.

For a discussion of the individual restatement adjustments, see “Item 8. Financial Statements—Note 2. Restatement of Previously Issued Financial Statements for Years Ended December 31, 2002 and 2001.” Additionally, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” For more information on the impact of the restatement on years 2000 and 1999, see “Item 6. Selected Financial Data” in Part II of this report.

The Company did not amend its Annual Report on Form 10-K or Quarterly Reports on Form 10-Q for periods affected by the restatement that ended prior to March 31, 2003, and the financial statements and related financial information contained in such reports should no longer be relied upon.

All referenced amounts in this Annual Report for prior periods and prior period comparisons reflect the balances and amounts on a restated basis.

Part I

Item 1.	BUSINESS.

General

Bristol-Myers Squibb Company (which may be referred to as Bristol-Myers Squibb, BMS or the Company) was incorporated under the laws of the State of Delaware in August 1933 under the name Bristol-Myers Company, as successor to a New York business started in 1887. In 1989, Bristol-Myers Company changed its name to Bristol-Myers Squibb Company as a result of a merger. The Company, through its divisions and subsidiaries, is engaged in the discovery, development, licensing, manufacturing, marketing, distribution and sale of pharmaceuticals and other healthcare related products.

Acquisitions and Divestitures

On October 1, 2001, the Company acquired the DuPont Pharmaceuticals business (DuPont Pharmaceuticals) from E.I. du Pont de Nemours and Company for $7.8 billion in cash. DuPont Pharmaceuticals was primarily a domestic pharmaceutical and imaging product business focused on research and development. In addition, in November 2001, the Company purchased 14.4 million shares of ImClone Systems Incorporated (ImClone) for $70 per share, or $1,007 million, which represented 19.9% of the shares outstanding just prior to the Company’s commencement of a public tender offer for ImClone shares. The equity investment in ImClone is part of a strategic agreement between the Company and ImClone that also includes an arrangement to codevelop and copromote the cancer drug, ERBITUX*. These transactions were financed with proceeds from the issuance of $1.5 billion of commercial paper, the issuance of $5.0 billion of medium-term notes and internal cash flows.

In 2000, as part of the Company’s strategy to focus on its pharmaceutical and other healthcare businesses, the Company decided to divest its Clairol and Zimmer businesses. Accordingly, the operations of these businesses have been reflected as discontinued operations in the accompanying consolidated financial statements. On November 15, 2001, the Company completed the sale of Clairol for $4.95 billion, and on August 6, 2001, the Company spun off Zimmer Holdings, Inc. in a tax-free distribution.

Bristol-Myers Squibb Website

The Company’s internet website address is www.bms.com. The Company makes available free of charge on its website its annual, quarterly and current reports, including amendments to such reports, as soon as reasonably practicable after the Company electronically files such material with, or furnishes such material to, the Securities and Exchange Commission.

Information relating to corporate governance at Bristol-Myers Squibb, including the Company’s Corporate Governance Guidelines, Standards of Business Conduct and Ethics, Code of Ethics for Senior Financial Officers and information concerning the Company’s Executive Committee, Board of Directors, Board Committees, including Committee charters, and transactions in Bristol-Myers Squibb securities by Directors and officers, is available on the Company’s website at www.bms.com under the “Investors—Corporate Governance” caption. Any waivers to or material amendments to the Code of Ethics will be posted promptly on the Company’s website. Information relating to stockholder services, including the Company’s Dividend Reinvestment Plan and direct deposit of dividends, is available on the Company’s website at www.bms.com under the “Investors—Stockholder Services” caption.

The Company incorporates by reference certain information from parts of its proxy statement for the 2004 Annual Meeting of Stockholders. The SEC allows the Company to disclose important information by referring to it in that manner. Please refer to such information. The Company’s proxy statement for the 2004 Annual Meeting of Stockholders and 2003 Annual Report are available on the Company’s website (www.bms.com) under the “Investors—SEC Filings” caption.

Business Segments

The Company has four reportable segments—Pharmaceuticals, Oncology Therapeutics Network (OTN), Nutritionals and Other Healthcare. The Pharmaceuticals segment is made up of the global pharmaceutical and international (excluding Japan) consumer medicines business. The OTN segment provides oncology products, supportive care products and related supplies to office-based oncologists in the United States. The Nutritionals segment consists of Mead Johnson Nutritionals (Mead Johnson), primarily an infant formula business. The Other Healthcare segment consists of ConvaTec, Medical Imaging and Consumer Medicines (North America and Japan) businesses. For additional information about these segments, see “Item 8. Financial Statements—Note 19. Segment Information.”

Pharmaceuticals Segment

The Pharmaceuticals segment discovers, develops, licenses, manufactures, markets, distributes and sells branded pharmaceuticals. These products are sold worldwide, primarily to wholesalers, retail pharmacies, hospitals, government entities and the medical profession. The Company manufactures these products in the United States and Puerto Rico and in fifteen foreign countries. Pharmaceuticals sales accounted for approximately 71% of the Company’s sales in 2003 and in 2002 and 75% of the Company’s sales in 2001. Domestic Pharmaceuticals sales accounted for 56% of total Pharmaceuticals sales in 2003, 57% of total Pharmaceuticals sales in 2002 and 62% of total Pharmaceuticals sales in 2001, while Pharmaceuticals sales in Europe accounted for 30% of total Pharmaceuticals sales in 2003, 28% of total Pharmaceuticals sales in 2002 and 23% of total Pharmaceuticals sales in 2001, and Pharmaceuticals sales in Japan accounted for 3% of total Pharmaceuticals sales in each of the years 2003, 2002 and 2001.

The Company’s strategy is to build its pipeline and support sustainable growth by focusing its discovery and development efforts in ten disease areas, increasing its sales and marketing emphasis on specialists and high value primary care prescribers, investing in research and development and establishing a biologics business. In addition to discovering and developing products through its own research and development efforts, the Company actively pursues products through research collaborations and strategic alliances with others in the pharmaceutical industry. For additional information, see “—Strategic Alliances” and “—Research and Development” below.

The Pharmaceuticals segment competes with other worldwide research-based drug companies, smaller research companies and generic drug manufacturers. The Company expects to lose certain revenues over the next several years as a result of the expiration of market exclusivity protection for certain of its products. It also believes that this revenue loss will be more or less offset by growth in its in-line products, including recently launched products, and (subject to regulatory approval) the introduction of late-stage pipeline products. However, revenues could be negatively impacted by competitive factors including those relating to PRAVACHOL and the outcome of the PLAVIX* litigation. For more information about these and other matters, see “—Products,” “—Competition” and “—Research and Development” below, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Outlook for 2004,” and “Item 8. Financial Statements—Note 22. Legal Proceedings and Contingencies.”

Products

Most of the Company’s pharmaceutical revenues come from products in the following therapeutic classes: cardiovascular and metabolic, oncology, infectious diseases, including human immunodeficiency virus/acquired immune deficiency syndrome (HIV/AIDS), and affective (psychiatric) disorders.

In the pharmaceutical industry, the majority of an innovative product’s commercial value is usually realized during the period in which the product has market exclusivity. Market exclusivity is based upon patent rights and/or certain regulatory forms of exclusivity. When these patent rights and other forms of exclusivity expire and generic versions of a medicine are approved and marketed, there are often very substantial and rapid declines in the sales of the original innovative product. The Company’s business is focused on innovative pharmaceutical products, and the Company relies on patent rights and other forms of protection to maintain the market exclusivity of its products. For further discussion of patents rights and regulatory forms of exclusivity, see “—Intellectual Property and Product Exclusivity” below. For further discussion of the impact of generic competition on the Company’s business, see “—Generic Competition” below.

The chart below shows the net sales of key products in the Pharmaceuticals segment, together with the year in which the basic exclusivity loss (patent rights or data exclusivity) occurred or is expected to occur in the United States, the European Union (EU) and Japan. The Company also sells its pharmaceutical products in other countries; however, data is not provided on a country-by-country basis because individual country sales are not significant outside the United States, the EU and Japan. In most instances, the basic exclusivity loss date listed below is the expiration date of the patent that claims the active ingredient of the drug or the method of using the drug for the approved indication. In some instances, the basic exclusivity loss date listed in the chart is the expiration date of the data exclusivity period. In situations where there is only data exclusivity without patent protection, a competitor could seek regulatory approval by submitting its own clinical trial data to obtain marketing approval.

The Company assesses the market exclusivity period for each of its products on a case-by-case basis. The length of market exclusivity for any of the Company’s products is difficult to predict with certainty because of the complex interaction between patent and regulatory forms of exclusivity and other factors. There can be no assurance that a particular product will enjoy market exclusivity for the full period of time that the Company currently anticipates.

Pharmaceutical Product	2003	Restated 2002	Restated 2001	Past or Currently Expected Year of U.S. Basic Exclusivity Loss	Past or Currently Expected Year of EU Basic Exclusivity Loss(a)	Past or Currently Expected Year of Japanese Basic Exclusivity Loss
	(dollars in millions)
PRAVACHOL	$2,827	$2,266	$2,101	2006	2002-2007	++
PLAVIX*	2,467	1,890	1,171	2011	2013	++
TAXOL®	934	857	1,112	2002	2003	2003-2013
PARAPLATIN	905	727	592	2004	2000	1998
AVAPRO*/AVALIDE*	757	586	487	2011	2012	++
SUSTIVA	544	455	68	2013	2013	++
MONOPRIL	470	426	413	2003	2001-2008	++
GLUCOVANCE*	424	246	269	2004	++	++
GLUCOPHAGE* XR	395	297	230	2003	++	++
ZERIT/ZERIT ER	354	443	515	2008	2007-2011	2008
COUMADIN	303	300	63	1997	(b)	++
ABILIFY*	283	25	—	2009	++	++
VIDEX/VIDEX EC	267	262	240	2001	2001	2001
TEQUIN	208	184	250	2007	++	++
GLUCOPHAGE* IR	118	220	1,838	2000	++	++
SERZONE	98	221	334	2003	++	++
REYATAZ	88	—	—	2017	++	2017
BUSPAR	35	53	297	2001	1999	++

Note: The currently expected year of basic exclusivity loss includes any statutory extensions of exclusivity that have been earned, but not those that are speculative. In some instances, there may be later-expiring patents that cover particular forms or compositions of the drug, as well as methods of manufacture or methods of using the drug. Such patents may sometimes result in a favorable market position for the Company’s product, but product exclusivity beyond the date specified cannot be predicted or assured.

++ The Company does not currently market the product in the jurisdiction indicated.

(a)	References to the EU throughout this Form 10-K include the following current 15 member states: Austria, Belgium, Denmark, Finland, France, Germany, Greece, Ireland, Italy, Luxembourg, Netherlands, Portugal, Spain, Sweden and the United Kingdom. In some instances the date of basic exclusivity loss will be different in various EU member states. In such instances, the earliest and latest dates of basic exclusivity loss are listed. For those EU countries where the basic patent was not obtained, there may be data protection available.

(b)	EU basic exclusivity expired before BMS acquired the product.

Below is a summary of the indication, intellectual property position, licensing arrangements, if any, and third-party manufacturing arrangements, if any, for each of the above products in the United States and where applicable, the EU and Japan.

PRAVACHOL

Pravastatin sodium, a cardiovascular product, is an HMG Co-A reductase inhibitor indicated as an adjunct to diet for patients with primary hypercholesterolemia, for lowering the risk of a first heart attack in people without clinically evident coronary heart disease who have elevated cholesterol, and for reducing the risk of heart attack and stroke in patients with clinically evident coronary heart disease.

The Company has licensed a patent covering pravastatin from Sankyo Company, Ltd. of Japan (Sankyo) until April 2006. Under the terms of the license, the Company may market and sell pravastatin throughout the world, excluding Japan, Korea, Taiwan and Thailand (markets in which Sankyo retains exclusive patent rights). Sankyo also comarkets pravastatin in certain European countries.

The composition of matter patent was scheduled to expire in the United States in October 2005, but has been extended for six months to April 2006 under the law that provides exclusivity extensions for pediatric research. In the EU, the composition of matter patent was not obtained in Greece, Luxembourg or Portugal and expired in Spain in July 2002. The composition of matter patent will expire in August 2004 in Belgium, Denmark, Finland, Germany, Ireland, the Netherlands and the United Kingdom. In Austria, expiration will occur in November 2004. In France and Sweden, expiration will occur in August and March 2006, respectively. In Italy, expiration will occur on January 1, 2008.

The Company’s bulk requirements for pravastatin are supplied by Sankyo under an arrangement that includes a royalty payment based on product sales. BMS finishes the product in its own facilities.

PLAVIX*

Clopidogrel bisulfate, a cardiovascular product, is a platelet aggregation inhibitor, which is approved for protection against fatal or non-fatal heart attack or stroke in patients with a history of heart attack, stroke, peripheral arterial disease or acute coronary syndrome.

Clopidogrel was codeveloped and is jointly marketed with Sanofi-Synthelabo (Sanofi). The worldwide alliance operates under the framework of two geographic territories: one in the Americas and Australia (BMS’s primary territory) and the other in Europe and Asia (Sanofi’s primary territory). Two territory partnerships were formed to manage central expenses, such as marketing, research and development and royalties, and to supply finished product to the individual countries. At the country level, agreements either to copromote (whereby a partnership was formed between the parties to sell a single brand) or to comarket (whereby the parties operate and sell their brands independently of each other) are in place.

The composition of matter patent in the United States will expire in 2011 (which includes a statutory patent term extension). This patent is currently the subject of litigation. The Company continues to believe that the patent is valid and that it is infringed, and with its alliance partner and patent-holder Sanofi, is vigorously pursuing the litigation. It is not possible at this time reasonably to assess the outcome of this litigation, or if there were an adverse determination in this litigation, the timing of potential generic competition for PLAVIX*. For more information about this litigation, see “Item 8. Financial Statements—Note 22. Legal Proceedings and Contingencies.” For more information about the potential effects of generic competition on PLAVIX*, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Outlook for 2004.” In the EU, regulatory data exclusivity extends to 2008 and the key composition of matter patent will expire in 2013.

Bulk requirements for clopidogrel are supplied to each partnership by Sanofi, which produces bulk clopidogrel in its own facilities and obtains a portion of the bulk clopidogrel requirements from a third party, under an arrangement that includes royalty payments based on product sales, and each partnership then produces finished product for sale. For more information about the Company’s arrangements with Sanofi, see “—Strategic Alliances” below and “Item 8. Financial Statements—Note 3. Alliances and Investments.”

TAXOL®

Paclitaxel, an oncology product, is used in the treatment of refractory ovarian cancer, first-line treatment of ovarian cancer in combination with cisplatin, second-line treatment of AIDS related Kaposi’s Sarcoma, treatment of metastatic breast cancer after failure of combination chemotherapy, adjuvant treatment of node positive breast cancer and in the treatment of non-small cell lung carcinoma with cisplatin.

Paclitaxel was developed under a collaborative research and development agreement with the U.S. Government. Under the agreement, the Company obtained rights to the U.S. Government’s TAXOL® data.

The active ingredient in TAXOL®, paclitaxel, did not have patent protection in the United States, the EU or Japan but did have regulatory protection in the form of data exclusivity. Data exclusivity in the United States expired in 1997 although final marketing approval for generic paclitaxel did not occur until January 2002. Data exclusivity in the EU expired in September 2003. Data exclusivity for TAXOL® in Japan expired in July 2003. A patent claiming the approved dosing and administration schedule expires in Japan in 2013. Numerous factors make it impossible to predict when loss of market exclusivity in Japan will actually occur. For information regarding recently settled litigation involving TAXOL®, see “Item 8. Financial Statements—Note 22. Legal Proceedings and Contingencies.”

The Company is supplied with its bulk requirements for paclitaxel from third parties and produces finished goods in its own facilities.

PARAPLATIN

Carboplatin, an oncology product, is a chemotherapeutic agent used in the treatment of ovarian cancer.

The Company holds an exclusive patent license for carboplatin from Research Corporation Technology (RCT) and the University of Michigan for which the Company pays a royalty based on a percentage of product sales. Under the license, the Company has rights to market PARAPLATIN worldwide.

The patent for carboplatin will expire in the United States in April 2004. The Company is conducting pediatric clinical studies examining carboplatin. Upon completion of those studies and timely submission of the results to the U.S. Food and Drug Administration (FDA), the Company could earn an exclusivity extension that would extend the exclusivity period in the United States to October 2004. There is no assurance that the exclusivity for carboplatin will be extended as a result of these studies. In the EU, the basic patent covering carboplatin was obtained in France, Germany, the Netherlands, Sweden and the United Kingdom. The last patent to expire in these countries was France in 2000. In Japan, the basic patent expired in 1998.

The Company obtains its bulk requirements for carboplatin from a third party and produces finished goods in its own facilities.

AVAPRO*/AVALIDE*

Irbesartan/irbesartan-hydrochlorothiazide, a cardiovascular product, is an angiotensin II receptor antagonist indicated for the treatment of hypertension and diabetic nephropathy.

Irbesartan was codeveloped and is jointly marketed with Sanofi. The Company’s alliance with Sanofi operates under the framework of two geographic territories: one in BMS’s primary territory, and the other in Sanofi’s primary territory.

The basic composition of matter patent in the United States expires in 2011 and in the EU in 2012. Data exclusivity in the EU expires in 2007.

Irbesartan is manufactured by both Bristol-Myers Squibb and Sanofi. Bulk irbesartan is sold to the territory joint ventures at a fixed percentage per kilo. Under intellectual property license arrangements, Sanofi collects a royalty based on a percentage of net sales. For more information about the Company’s arrangements with Sanofi, see “—Strategic Alliances” below and “Item 8. Financial Statements—Note 3. Alliances and Investments.”

SUSTIVA

Efavirenz, a virology product, is an antiretroviral drug used in the treatment of HIV/AIDS.

Rights to market efavirenz in the United States, the United Kingdom, France, Germany, Ireland, Italy and Spain were acquired as part of the DuPont Pharmaceuticals acquisition, which was completed on October 1, 2001. Rights related to this product are licensed from Merck & Co. for a royalty based on a percentage of net sales.

The basic composition of matter patent expires in 2013 in the United States. A separate method of use patent expires in 2014. The basic composition of matter patents in the United Kingdom, Ireland, France, Germany, Italy and Spain expire in 2013. Data exclusivity in the EU expires in 2009.

The Company obtains its bulk requirements for efavirenz from third parties and produces finished goods in its own facilities.

MONOPRIL

Fosinopril sodium, a cardiovascular product, is a second-generation angiotensin converting enzyme (ACE) inhibitor with once-a-day dosing indicated for the treatment of hypertension.

MONOPRIL was developed internally.

The basic composition of matter patent in the United States expired in June 2003. The basic composition of matter patent expired in Denmark, Greece and Portugal in 2001 and in Spain in October 2002. A composition of matter patent was not obtained in Finland. For the rest of the EU, the composition of matter patent will expire on a country-by-country basis through 2008.

GLUCOPHAGE* IR/ GLUCOPHAGE* XR/ GLUCOVANCE*

Metformin hydrochloride/glyburide and metformin hydrochloride, metabolics products, are oral anti-diabetic agents for type 2 diabetes.

Metformin was developed by Merck Santé S.A.S. (Merck Santé). Under the terms of the arrangement, the Company may market and sell metformin in the United States. The Company purchases bulk metformin at a price (including a royalty) based on a percentage of net sales.

Data exclusivity for GLUCOPHAGE* IR expired in March 2000. Regulatory exclusivity expired for GLUCOPHAGE* XR in October 2003 and for GLUCOVANCE* in July 2003. The Company earned a pediatric exclusivity extension for GLUCOVANCE* that extended its regulatory exclusivity until January 2004.

The Company obtains its bulk requirements for metformin from Merck Santé and produces the finished product in its own facilities.

ZERIT/ZERIT ER

Stavudine, a virology product, is used in the treatment of HIV/AIDS.

The Company holds an exclusive patent license for ZERIT from Yale University pursuant to which it pays a royalty based on product sales. In Japan, the Company has an exclusive license for ZERIT from Yamasa Corporation pursuant to which it pays a royalty based on net sales in Japan.

The use patent expires in the United States in June 2008. However, a pediatric extension has been earned, and thus, exclusivity is expected to expire in December 2008. This patent series expires in the EU from 2007 through 2011 (patent applications are pending in Denmark and Finland), and in Japan in December 2008.

COUMADIN

Warfarin sodium, a cardiovascular product, is an oral anti-coagulant used predominantly in patients with atrial fibrillation or deep venous thrombosis/pulmonary embolism.

Warfarin was acquired as part of the DuPont Pharmaceuticals acquisition, which was completed on October 1, 2001.

Market exclusivity expired in the United States in 1997. Basic patent protection and regulatory data protection had expired before BMS acquired COUMADIN.

The Company obtains its bulk requirements for warfarin from a third party and produces the majority of finished goods in its own facilities.

ABILIFY*

Aripiprazole, a neuroscience product, is an atypical antipsychotic agent for patients with schizophrenia. ABILIFY* was introduced in the United States in November 2002.

The Company’s partner, Otsuka Pharmaceutical Co., Ltd. (Otsuka) received approval for a supplemental New Drug Application (sNDA) for aripiprazole for maintaining stability in patients with schizophrenia, and has announced that it submitted a sNDA for ABILIFY* for the treatment of acute mania in patients with bipolar disorder to the FDA. Otsuka holds the New Drug Application (NDA) for aripiprazole in the United States and the Marketing Authorization Application (MAA) for the EU. In the United States, Germany, Spain and France, the Company receives a fee of approximately 65% of net sales. In the rest of the EU, the Company purchases finished product at approximately 35% of net sales and books all sales.

Aripiprazole is copromoted in the United States by the Company and Otsuka. BMS’s rights to commercialize aripiprazole in the United States terminate in 2012. Thereafter, Otsuka has the sole right to commercialize aripiprazole in the United States. The Company also has the right to copromote ABILIFY* in several European countries (the United Kingdom, France, Germany and Spain) and to act as exclusive distributor for the product in the rest of the EU if marketing approval is received from the European authorities. On February 25, 2004, Otsuka received a recommendation for marketing approval for ABILIFY* in the EU by the Committee on Proprietary Medicinal Products, an expert advisory body to the European Commission. Marketing authorization is granted in the EU by the European Commission. The Company is the exclusive licensee for the product in the rest of the world, excluding Japan and certain other countries. For more information about the Company’s arrangement with Otsuka, see “—Strategic Alliances” below and “Item 8. Financial Statements—Note 3. Alliances and Investments.”

The basic U.S. composition of matter patent expires in 2009 (and may be extended until 2014 if pending supplemental protection extensions are granted). There is no composition of matter patent in Austria, Belgium, Finland, Greece, Ireland, Luxembourg and Portugal. For the other EU member states, the composition of matter patent expires in 2009 (and may be extended until 2014 if pending supplemental protection certificates are granted).

Otsuka supplies the bulk requirements for aripiprazole and both Otsuka and Bristol-Myers Squibb produce the finished product in their own facilities.

VIDEX/VIDEX EC

Didanosine, a virology product, is an antiretroviral drug used in the treatment of adult and pediatric patients with HIV/AIDS. Didanosine is marketed by the Company in three different formulations. The first is for use in an oral solution. The second is a reduced mass tablet. The third is an enteric coated capsule formulation (VIDEX EC).

The Company has a license to the U.S. Government’s patent series that claims the method of using didanosine to treat HIV. This patent series covers the approved use of all three of the aforementioned formulations. The Company’s license became non-exclusive in October 2001. Because the Company’s license under the use patent is non-exclusive, another company could potentially obtain a license from the U.S. Government and seek marketing approval.

The U.S. Government’s method of use patent expires in 2007 in the United States (which includes an earned pediatric extension) and Japan. In Europe, the U.S. Government was granted the use patent in Austria, Belgium, France, Germany, Italy, Luxembourg, the Netherlands, Sweden, the United Kingdom and the patent is pending in Ireland. Expiration of this use patent in the EU occurs between 2006 and 2009 on a country-by-country basis. This method of use patent was not obtained by the U.S. Government in Denmark, Finland, Greece, Portugal or Spain.

VIDEX (reduced mass formulation): the Company has patents covering the reduced mass formulation of VIDEX in the United States, EU and Japan that expire in 2012. Another company may attempt to develop a reduced mass formulation of didanosine that does not infringe these patents.

VIDEX EC (enteric coated capsule): the Company also has pending patent applications that cover the VIDEX EC formulation in the United States, the EU and Japan. If these patents issue, expiration will be in 2018. Another company may attempt to develop an enteric coated capsule formulation of didanosine that does not infringe these pending patent applications.

U.S. data exclusivity for VIDEX EC expires in May 2004. Japanese data exclusivity for VIDEX EC expires in March 2005.

The Company obtains the materials necessary for bulk manufacture of didanosine from a third party and produces the finished product in its own facilities.

TEQUIN

Gatifloxacin, an infectious disease product, is a broad-spectrum 8-methoxy fluoroquinolone antibiotic indicated for the treatment of respiratory tract infections in adults 18 years or older, such as acute bacterial exacerbation of chronic bronchitis, acute sinusitis and community-acquired pneumonia caused by indicated susceptible strains of gram-positive and gram-negative bacteria.

Gatifloxacin is licensed from Kyorin Pharmaceuticals Co., Ltd. The Company purchases bulk gatifloxacin, inclusive of a royalty, based on a percentage of net sales.

The basic U.S. patent expires in 2007; however, it is expected that the patent will be eligible for a statutory patent term extension until 2009. This patent term extension is granted to compensate patent holders for a portion of the patent life lost during the regulatory approval process.

Gatifloxacin is manufactured by a third party.

SERZONE

Nefazodone hydrochloride, a neuroscience product, is an anti-depressant treatment. SERZONE is the subject of pending product liability litigation in which plaintiffs allege that the Company knew or should have known about certain risks associated with the product and that it failed to adequately warn physicians and users of such risks. For a discussion of this litigation, see “Item 8. Financial Statements—Note 22. Legal Proceedings and Contingencies.”

Nefazodone was developed internally.

The basic patent expired in the United States in September 2003. SERZONE is no longer marketed in Europe, Canada, Australia and Asia.

REYATAZ

Atazanavir sulfate, a virology product, is a protease inhibitor for the treatment of HIV/AIDS. REYATAZ was launched in the United States in July 2003.

The Company developed atazanavir under a worldwide license from Novartis for which it pays a royalty based on a percentage of net sales.

The basic composition of matter patent expires in the United States in 2017. Atazanavir has received marketing approval from the European authorities, and in many of the current EU member states applications for the basic composition of matter patent are still pending. If issued, these patents will expire in 2017. In Japan, the basic composition of matter patent expires in 2017.

BUSPAR

Buspirone hydrochloride, a neuroscience product, is an anti-anxiety agent for persistent anxiety with or without accompanying depressive symptoms. For information regarding recently settled litigation involving BUSPAR, see “Item 8. Financial Statements—Note 22. Legal Proceedings and Contingencies.”

Buspirone was developed internally.

The U.S. anxiolytic use patent expired in 2000 although final marketing approval for generic buspirone did not occur until March 2001. Patents outside of the United States expired in 1999.

ERBITUX* (cetuximab), a biologics product, is an IgG1 monoclonal antibody designed to exclusively target and block the Epidermal Growth Factor Receptor (EGFR), which is expressed on the surface of certain cancer cells in multiple tumor types as well as some normal cells. ERBITUX* is designed to bind to and internalize EGFR and prevent natural ligands called growth factors from binding to the receptor and activating signaling to the tumor. ERBITUX* was approved by the FDA on February 12, 2004 for the treatment in combination with irinotecan of patients with EGFR-expressing metastatic colorectal cancer who had failed an irinotecan-based regimen and as monotherapy for patients who are intolerant of irinotecan. ERIBTUX* is also being studied in earlier stages of colorectal cancer, as well as in other types of cancer that frequently express the EGF receptor, including lung, pancreatic, ovarian and head and neck cancers. ERBITUX* is marketed in North America by Bristol-Myers Squibb under a distribution and copromotion agreement with ImClone. In accordance with the agreement, the Company paid ImClone $250 million in March 2004 as a milestone payment for the approval of ERBITUX* by the FDA. The Company and ImClone will share distribution rights to ERBITUX* with Merck KGaA in Japan. For a description of the Company’s alliance with ImClone, see “—Strategic Alliances” below and “Item 8. Financial Statements—Note 3. Alliances and Investments.” For a description of the Company’s supply agreement with ImClone, see “—Manufacturing and Quality Assurance” below.

There is no composition of matter patent that specifically claims ERBITUX*. ERBITUX* has been approved for monotherapy, for which there is no use patent. The use of ERBITUX* in combination with an anti-neoplastic agent is also approved by the FDA. Such combination use is claimed in a granted U.S. patent that expires in 2017. For more information about biologics patents, see “—Intellectual Property and Product Exclusivity” below. The inventorship of this use patent is being challenged by three scientists from the Weizmann Institute who claim they should have been named as co-inventors. For more information about this litigation, see “Item 8. Financial Statements—Note 22. Legal Proceedings and Contingencies.” The European equivalent of this use patent has been opposed.

In addition to the pharmaceutical products discussed above, the Company’s Pharmaceuticals segment also includes the Company’s wholly owned UPSA business in Europe. The UPSA brand of acetaminophen, EFFERALGAN, is marketed for pain relief across the continent. The Company also markets ASPIRINE UPSA, DAFALGAN and FERVEX in Europe and other overseas markets.

Strategic Alliances

The Company enters into strategic alliances with third parties, which give the Company rights to develop, manufacture, market and/or sell pharmaceutical products, the rights to which are owned by such third parties. These alliances can take many forms, including licensing arrangements, codevelopment and comarketing agreements, copromotion arrangements and joint ventures. Such alliances reduce the risk of research and development expenses that do not lead to revenue-generating products; however, the gross margins on alliance products are generally lower, sometimes substantially so, than the gross margins on the Company’s own products because profits from alliance products are shared with the Company’s alliance partners. While there can be no assurance that new alliances will be formed, the Company actively pursues such arrangements, and views alliances as an important complement to its own discovery and development activities. The Company’s most significant current alliances are those with Sanofi for PLAVIX* and AVAPRO*, Otsuka for ABILIFY*, ImClone for ERBITUX* and Sankyo for PRAVACHOL. Additionally, the Company has licensing arrangements with RCT for PARAPLATIN, with Yale for ZERIT, with the U.S. Government for VIDEX, with Novartis for REYATAZ and with Kyorin for TEQUIN.

Sanofi In 1993, the Company entered into a codevelopment and commercialization agreement, which was subsequently restructured in 1997, with Sanofi for two products: AVAPRO*/AVALIDE* (irbesartan), an angiotensin II receptor antagonist indicated for the treatment of hypertension and diabetic nephropathy, which is copromoted in certain countries in the EU under the trade name APROVEL* and comarketed in certain countries in the EU by the Company under the tradename KARVEA, and PLAVIX* (clopidogrel), a platelet aggregation inhibitor, which is copromoted in certain countries in the EU under the tradename PLAVIX* and comarketed in certain countries in the EU by the Company under the tradename ISCOVER. The worldwide alliance operates under the framework of two geographic territories: one in the Americas and Australia and the other in Europe and Asia. Two territory partnerships were formed to manage central expenses, such as marketing, research and development and royalties, and to supply finished product to the individual countries. At the country level, agreements either to copromote or to comarket are in place. In the fourth quarter of 2001, the Company and Sanofi modified their commercialization arrangement for irbesartan in the United States to form a copromotion joint venture, as part of which, the Company contributed the irbesartan intellectual property and Sanofi agreed to pay the Company a total of $200 million in 2001 and $150 million in 2002.

The Company acts as the operating partner for the territory covering the Americas (principally the United States, Canada, Puerto Rico and Latin American countries) and Australia and owns the majority controlling interest in this territory. As such, the Company consolidates all country partnership results for this territory and records Sanofi’s share of the results as a minority interest expense, net of taxes, which was $351 million in 2003, $292 million in 2002 and $174 million in 2001. The Company recorded sales in this territory and in comarketing countries (Germany, Italy, Spain and Greece) of $3,224 million in 2003, $2,476 million in 2002 and $1,658 million in 2001.

Sanofi acts as the operating partner of the territory covering Europe and Asia and owns the majority controlling interest in this territory. The Company accounts for the investment in partnership entities in this territory under the equity method and records its share of the results in equity in net income of affiliates in the consolidated statement of earnings. The Company’s share of net income from these partnership entities before taxes was $187 million in 2003, $120 million in 2002 and $78 million in 2001. For further discussion of this matter, see “Item 8. Financial Statements—Note 3. Alliances and Investments.”

Otsuka In 1999, the Company entered into a worldwide commercialization agreement with Otsuka, to codevelop and commercialize ABILIFY* (aripiprazole) for the treatment of schizophrenia. Total milestone payments made to Otsuka from 1999 through December 2002 were $207 million, which were expensed. The Company began copromoting the product with Otsuka in the United States and Puerto Rico in November 2002. The Company also has the right to copromote the product in several European countries if marketing approval is received from the European authorities. The Company records alliance revenue for its 65% share of the net sales in these copromotion countries and records all expenses related to the product. The Company also has an exclusive right to sell ABILIFY* in a number of countries in Europe, Latin America and Asia. In these countries, as sales commence, the Company will record 100% of the net sales and related cost of sales. The Company recorded revenue for ABILIFY* of $283 million in 2003 and $25 million in 2002. For further discussion of this matter, see “Item 8. Financial Statements—Note 3. Alliances and Investments.”

ImClone In November 2001, the Company purchased 14.4 million shares of ImClone for $70 per share, or $1,007 million, which represented approximately 19.9% of the ImClone shares outstanding just prior to the Company’s commencement of a public tender offer for those ImClone shares. ImClone is a biopharmaceutical company focused on developing targeted cancer treatments, which include growth factor blockers, cancer vaccines, and anti-angiogenesis therapeutics. The equity investment in ImClone is part of a strategic agreement between the Company and ImClone that also included an arrangement to codevelop and copromote the cancer drug, ERBITUX*, for a series of payments originally totaling $1 billion. The Company paid ImClone a milestone payment of $200 million in 2001. On March 5, 2002, the agreement with ImClone was revised to reduce the total payments to $900 million from $1 billion. Under the revised agreement, the Company paid ImClone $140 million in March 2002 and $60 million in March 2003. In accordance with the agreement, the Company paid ImClone in March 2004, $250 million as a milestone payment for the approval of ERBITUX* by the FDA. These payments have been capitalized and are being amortized to cost of products sold over the remaining term of the agreement. Under the agreement, ImClone will receive a distribution fee based on a flat rate of 39% of product revenues in North America. The Company will purchase all of its commercial requirements for bulk ERBITUX* from ImClone at a price equal to manufacturing cost plus 10%. For further discussion of this matter, see “Item 8. Financial Statements—Note 3. Alliances and Investments.”

In 2003, the Company entered into the following significant alliances for products in clinical development:

Corgentech On October 13, 2003, the Company and Corgentech Inc., a biotechnology company, entered into an agreement to jointly develop and commercialize Corgentech’s E2F Decoy (edifoligide), a novel treatment for the prevention of vein graft failure following coronary artery bypass graft and peripheral artery bypass graft surgery. The product is currently in Phase III clinical trials and the FDA has granted fast track status for both indications. The Company made and expensed an initial payment of

$45 million in October 2003, with the potential for an additional $205 million in clinical and regulatory milestone payments over time, and arrangements for profit sharing.

Flamel Technologies S.A. On August 27, 2003, the Company entered into an exclusive license agreement with Flamel Technologies S.A. to develop and market BASULIN, the first controlled release, unmodified human insulin to be developed as a once-daily injection for patients with type 1 or type 2 diabetes. BASULIN has entered Phase II clinical development. Under the agreement, the Company will lead and assume the cost of future development and manufacturing efforts for BASULIN and will have exclusive worldwide rights to the product. The Company paid and expensed $20 million in October 2003, with the potential for an additional $145 million in clinical and regulatory milestone payments over time, and royalty payments on product sales.

For information on alliances relating to drug discovery, see “— Research and Development” below.

Oncology Therapeutics Network Segment

OTN is a leading specialty distributor of oncology drugs, supportive care products and related supplies to office-based oncologists in the United States. The wholesale market for cancer pharmaceuticals in the United States has seen a shift from the administration of chemotherapy almost exclusively in the hospital setting to increased administration of chemotherapy in physicians’ offices outside the hospital. Hospital-based oncologists are typically served by drug wholesalers, who provide daily deliveries of large quantities of pharmaceutical products, including oncology drugs and related supplies, to hospital pharmacies. Hospital-based oncologists rely on hospital pharmacies to order, receive and inventory drugs as well as to maintain clinical drug information. Office-based oncologists, lacking a hospital pharmacy and related services and support, generally face significant administrative burdens when ordering, stocking and paying for oncology drugs and related supplies. OTN’s objective is to address the cost containment needs and reduce the administrative burdens of office-based oncologists by attempting to serve as a convenient, cost-effective, single source of supply of oncology drugs and related supplies, to reduce inventory and other associated carrying costs, to increase the productivity of the oncology office, and to provide reliable, customer-oriented service. OTN contracts with individual healthcare providers as well as certain professional organizations, which negotiate discounts and terms on behalf of member healthcare providers.

OTN provides a full range of oncology products and supplies from a variety of manufacturers, eliminating the need for its customers to interact with multiple suppliers. OTN’s product catalog has over 2,700 line items from over 190 manufacturers. However, as is characteristic of the U.S. market for oncology pharmaceuticals, a small number of products account for a majority of OTN’s sales. OTN sales accounted for 11% of the Company’s net sales in 2003, 10% of the Company’s net sales in 2002 and 8% of the Company’s net sales in 2001. The dollar volume of products shipped by OTN in 2003 was $2,241 million compared to $1,900 million in 2002 and $1,433 million in 2001. Sales could be negatively affected by new Medicare legislation that could impact oncologists and their treatment patterns as reimbursement levels have been reduced. For further discussion of the new Medicare legislation, see “—Government Regulation and Price Constraints” below.

Nutritionals Segment

The Nutritionals segment, through Mead Johnson, manufactures, markets, distributes and sells infant formulas and other nutritional products, including the entire line of ENFAMIL products. In 2002, the Company commenced sales of ENFAMIL LIPIL, the first infant formula in the United States to contain the nutrients DHA (docosahexaenoic acid) and ARA (arachidonic acid). The Company obtains these nutrients from a sole provider under a licensing and supply arrangement. Also naturally found in breast milk, DHA and ARA are believed to support infant brain and eye development.

The Company’s Nutritionals products are generally sold by wholesalers and retailers and are promoted primarily to healthcare professionals. The Company also promotes Nutritionals products directly to consumers worldwide through advertising. The Company manufactures these products in the United States and in seven foreign countries. Nutritionals sales accounted for 10% of the Company’s sales in 2003, 2002 and 2001. Domestic Nutritionals sales accounted for 54% of total Nutritionals sales in 2003, 53% of total Nutritionals sales in 2002 and 57% of total Nutritionals sales in 2001, while international Nutritionals sales accounted for 46% of total Nutritionals sales in 2003, 47% of total Nutritionals sales in 2002 and 43% of total Nutritionals sales in 2001. Approximately one-half of U.S. sales of infant formula are subject to rebates issued under the Women, Infants and Children (WIC) program. Sales subject to WIC rebates have much lower margins than those of non-WIC sales.

Net sales of selected products and product categories in the Nutritionals segment were as follows:

	2003	Restated 2002	Restated 2001
	(dollars in millions)
ENFAMIL / ENFALAC	$808	$746	$753
NUTRAMIGEN	138	127	139
Children’s Nutritional	421	383	308

On December 13, 2003, as part of its strategy to focus on infant and children’s nutrition, Mead Johnson agreed to sell its Adult Nutritional business to Novartis Nutrition Corporation, a business unit of Novartis AG. Mead Johnson Adult Nutritional brands involved in the sale include BOOST, a complete oral nutritional beverage, ISOCAL, an isotonic tube-feeding formula, and ULTRACAL, a general tube-feeding formula. In 2003, Adult Nutritional products recorded sales of over $200 million. Under the terms of the agreement, Mead Johnson sold to Novartis the finished goods inventory, brands, trademarks, patents and intellectual property rights of the Mead Johnson global adult medical nutrition business for $385 million including $20 million contingent on a product conversion and a $22 million upfront payment for a supply agreement. Mead Johnson will continue to manufacture and supply the majority of the sold products. The transaction closed in February 2004 and a pre-tax gain of approximately $290 million is expected to be recorded in the first quarter of 2004.

Other Healthcare Segment

The Other Healthcare segment consists of ConvaTec, Medical Imaging and Consumer Medicines (North America and Japan). Other Healthcare sales accounted for 8% of the Company’s sales in 2003, 9% of the Company’s sales in 2002 and 7% of the Company’s sales in 2001. Domestic Other Healthcare sales accounted for 55% of total Other Healthcare sales in 2003, 57% of total Other Healthcare sales in 2002 and 51% of total Other Healthcare sales in 2001, while international Other Healthcare sales accounted for 45% of total Other Healthcare sales in 2003, 43% of total Other Healthcare sales in 2002 and 49% of total Other Healthcare sales in 2001.

ConvaTec

ConvaTec manufactures, distributes and sells ostomy and modern wound and skin care products. Principal brands of ConvaTec include NATURA, SUR-FIT, ESTEEM, AQUACEL and DUODERM. These products are marketed worldwide, primarily to hospitals, the medical profession and medical suppliers. The Company mainly relies on an internal sales force, and sales are made through various distributors around the world. The Company manufactures these products in the United States and the United Kingdom.

ConvaTec sales accounted for approximately 4% of the Company’s sales in each of 2003, 2002 and 2001. Domestic ConvaTec sales accounted for 33% of total ConvaTec sales in 2003 and 34% of total ConvaTec sales in 2002 and in 2001, while international ConvaTec sales accounted for 67% of total ConvaTec sales in 2003 and 66% of total ConvaTec sales in 2002 and in 2001.

The Company announced in January 2004 that it has agreed to acquire Acordis Speciality Fibres (Acordis), a privately held company based in the United Kingdom that licenses patent rights and supplies materials to ConvaTec for its Wound Therapeutics line. The transaction is subject to regulatory approval which has not been received. If the transaction is completed, the Company expects to record an in-process research and development charge between $50 to $70 million.

Medical Imaging

Medical Imaging manufactures, distributes and sells cardiovascular imaging products including radiopharmaceuticals and ultra-sound agents. Principal brands of Medical Imaging include CARDIOLITE and DEFINITY. These products are marketed through an internal sales force and sold worldwide, primarily to radiopharmacies, hospitals, clinics and the medical profession, using a small and concentrated network of radiopharmacies for distribution. In connection with the Company’s international business, Medical Imaging owns certain radiopharmacies outside the United States. CARDIOLITE is covered by a series of patents that claim its components. The patent coverage differs somewhat on a country-by-country basis. In the United States, these patents expire between December 2004 and 2008, and the Company’s currently expected year of basic exclusivity loss is 2008. In the EU, these patents expire between December 2006 through 2008. In Japan, these patents expire between August 2006 and 2008. The Company manufactures these products in the United States and Puerto Rico.

Medical Imaging was purchased as part of the DuPont Pharmaceuticals acquisition, which closed on October 1, 2001. Medical Imaging sales accounted for 2% of the Company’s sales in 2003, 3% of the Company’s sales in 2002 and 1% of the Company’s sales in 2001.

Domestic Medical Imaging sales accounted for 85% of total Medical Imaging sales in 2003, 84% of total Medical Imaging sales in 2002 and 86% of total Medical Imaging sales in 2001, while international Medical Imaging sales accounted for 15% of total Medical Imaging sales in 2003, 16% of total Medical Imaging sales in 2002 and 14% of total Medical Imaging sales in 2001. On January 1, 2004, the Company entered into a new license and supply agreement with Cardinal Health Nuclear Pharmacy Services, which provides Cardinal the right to sell CARDIOLITE from its licensed pharmacy locations.

Consumer Medicines

Consumer Medicines manufactures, distributes and sells over-the-counter health care products. Principal consumer health care brands include the EXCEDRIN brand of products for headache relief, BUFFERIN analgesics, COMTREX for cold, cough and flu, and the KERI line of moisturizers. In addition, the Company began marketing its ChoiceDM line of diabetic care products in August 2003. These products are generally sold to retailers and promoted primarily to consumers in the United States and Japan through advertising. These products are manufactured in the United States, Puerto Rico and Japan.

Consumer Medicines sales accounted for 2% of the Company’s sales in each of 2003, 2002 and 2001. North American Consumer Medicines sales accounted for 67% of Consumer Medicines sales in 2003, 68% of Consumer Medicines sales in 2002 and 72% of Consumer Medicines sales in 2001, while Consumer Medicines sales in Japan accounted for 28% of Consumer Medicines sales in 2003 and in 2002 and 24% of Consumer Medicines sales in 2001.

Sources and Availability of Raw Materials

In general, Bristol-Myers Squibb purchases its raw materials in the open market. Substantially all such materials are obtainable from a number of sources, and the loss of any one source of supply would not likely have a material adverse effect on the Company. For further discussion of sourcing, see “—Manufacturing and Quality Assurance” below and discussions of particular products.

Manufacturing and Quality Assurance

The Company seeks to design and operate its manufacturing facilities and maintain inventory in a way that will allow it to meet all expected product demand while maintaining flexibility to reallocate manufacturing capacity to improve efficiency and respond to changes in supply and demand. Pharmaceutical production processes are complex, highly regulated and vary widely from product to product. Shifting or adding manufacturing capacity can be a very lengthy process requiring significant capital expenditures and regulatory approvals. For further discussion of the regulatory impact on the Company’s manufacturing, see “—Government Regulation and Price Constraints” below.

Pharmaceutical manufacturing facilities require significant ongoing capital investment for both maintenance and to comply with increasing regulatory requirements. In addition, as the Company adds to its product line and realigns its focus, the Company expects to close, partially close or modify many of its existing facilities and devote substantial resources in excess of historical levels to convert its facilities or to meet heightened processing standards that may be required for sterile or newly introduced products, in particular biologics. Biologics manufacturing involves more complex processes than those of traditional pharmaceutical operations. Although the Company does have the capacity to manufacture biologics for clinical trials and commercial launch, its capacity to manufacture larger commercial volumes of these products is limited. As biologics become more important to the Company’s product portfolio, the Company may continue to make arrangements with third-party manufacturers or may make substantial investments in facilities to increase and maintain its capacity to produce biologics on a commercial scale.

The Company relies on third parties to manufacture, or to supply it with active ingredients necessary for it to manufacture certain products, including PRAVACHOL, PLAVIX, ABILIFY*, COUMADIN, PARAPLATIN, SUSTIVA, TAXOL®, TEQUIN and VIDEX/VIDEX EC. To maintain a stable supply of these products, the Company takes a variety of actions designed to ensure that there is an adequate safety stock of these ingredients held by the third-party supplier, Bristol-Myers Squibb or both, so that the Company’s manufacturing operations are not interrupted. As an additional protection, in some cases, the Company takes steps to maintain an approved back-up source where available.

The Company relies on ImClone to supply ERBITUX* (cetuximab) for all of its bulk requirements for commercial use in North America and Japan. ImClone is currently seeking, with the Company’s support, FDA approval to manufacture ERBITUX* at ImClone’s manufacturing facility in Somerville, New Jersey. ImClone has contracted with Lonza Biologics plc (Lonza) to act as the manufacturer of cetuximab for commercial launch and Cardinal Health, Inc. (Cardinal) will provide the finishing. There can be no assurance that ImClone will be granted regulatory approval to manufacture ERBITUX*, or that such approval will occur before the supply of cetuximab obtained from Lonza is exhausted.

The Company also expects to rely on Lonza to manufacture ABATACEPT and LEA29Y on a commercial scale if these products are commercialized. ABATACEPT and LEA29Y are investigational biologics compounds in late stage development. The Company has not made any filings with the FDA seeking approval for Lonza to manufacture or for the Company to market and sell these products, and there can be no assurance that regulatory approval of either of these products will be obtained. However, the Company has entered into an agreement with Lonza to reserve a portion of Lonza’s biologics manufacturing capacity for the Company’s future requirements of these products if regulatory approval is obtained. Under the terms of the agreement, the Company has minimum purchase requirements and will be obligated to pay Lonza a one-time termination fee if these products do not obtain regulatory approval. For additional information about ABATACEPT and LEA29Y, see “—Research and Development” below.

If the Company or any third-party manufacturer that the Company relies on for existing or future products is unable to maintain a stable supply of products, operate at sufficient capacity to meet its order requirements, comply with government regulations for manufacturing pharmaceuticals or meet the heightened processing requirements for biologics, the Company’s business performance and prospects could be negatively impacted. Additionally, if the Company or any of its third-party suppliers were to experience extended plant shutdowns or substantial unplanned increases in demand or suspension of manufacturing for regulatory reasons, the Company could experience an interruption in supply of certain products or product shortages until production could be resumed or expanded.

In connection with divestitures, licensing arrangements or distribution agreements of certain of the Company’s pharmaceuticals or in certain other circumstances, the Company has entered into agreements under which the Company has agreed to supply such products to third parties. In addition to liabilities that could arise from the Company’s failure to supply such products under the agreements, these arrangements could require the Company to invest in facilities for the production of non-strategic products, result in additional regulatory filings and obligations or cause an interruption in the manufacturing of its own products.

The Company’s success depends in great measure upon customer confidence in the quality of its products and in the integrity of the data that support their safety and effectiveness. Product quality arises from a total commitment to quality in all parts of the Company’s operations, including research and development, purchasing, facilities planning, manufacturing, and distribution. The Company maintains quality-assurance procedures relating to the quality and integrity of scientific information and production processes.

Control of production processes involves rigid specifications for ingredients, equipment and facilities, manufacturing methods, processes, packaging materials, and labeling. The Company performs tests at various stages of production processes and on the final product to assure that the product meets all regulatory requirements and the Company’s standards. These tests may involve chemical and physical chemical analyses, microbiological testing, or a combination of these along with other analyses. Quality control is provided by business unit/site quality assurance groups that monitor existing manufacturing procedures and systems used by the Company, its subsidiaries and third-party suppliers.

Intellectual Property and Product Exclusivity

The Company owns or is licensed under a number of patents in the United States and foreign countries primarily covering its pharmaceutical products. The Company has also developed many brand names and trademarks for products in all areas. The Company considers the overall protection of its patent, trademark, license and other intellectual property rights to be of material value and acts to protect these rights from infringement.

In the pharmaceutical industry, the majority of an innovative product’s commercial value is usually realized during the period in which the product has market exclusivity. When market exclusivity expires and generic versions of a product are approved and marketed, there can often be very substantial and rapid declines in the product’s sales. The rate of this decline varies by country and by therapeutic category. For a discussion of how generic versions of a product can impact that product’s sales, see “—Generic Competition” below.

A product’s market exclusivity is generally determined by two forms of intellectual property: patent rights held by the innovator company and any regulatory forms of exclusivity to which the innovative drug is entitled.

Patents are a key determinant of market exclusivity for most branded pharmaceuticals. Patents provide the innovator with the right to exclude others from practicing an invention related to the medicine. Patents may cover, among other things, the active ingredient(s), various uses of a drug product, pharmaceutical formulations, drug delivery mechanisms and processes for (or intermediates useful in) the manufacture of products. Protection for individual products extends for varying periods in accordance with the expiration dates of patents in the various countries. The protection afforded, which may also vary from country to country, depends upon the type of patent, its scope of coverage and the availability of meaningful legal remedies in the country.

Market exclusivity is also sometimes influenced by regulatory intellectual property rights. Many developed countries provide certain non-patent incentives for the development of medicines. For example, the United States, the EU and Japan each provide for a minimum period of time after the approval of a new drug during which the regulatory agency may not rely upon the innovator’s data to approve a competitor’s generic copy. Regulatory intellectual property rights are also available in certain markets as incentives for research on new indications, on orphan drugs and on medicines useful in treating pediatric patients.

Regulatory intellectual property rights are independent of any patent rights that the Company may possess and can be particularly important when a drug lacks broad patent protection. However, most regulatory forms of exclusivity do not prevent a competitor from gaining regulatory approval on the basis of the competitor’s own safety and efficacy data on its drug, even when that drug is identical to that marketed by the innovator.

The Company assesses the likely market exclusivity period for each of its products on a case-by-case basis. It is not possible to predict the length of market exclusivity for any of the Company’s products with certainty because of the complex interaction between patent and regulatory forms of exclusivity, and inherent uncertainties about the enforceability of certain intellectual property rights. There can be no assurance that a particular product will enjoy market exclusivity for the full period of time that the Company currently anticipates. The Company expects to have continued exclusivity challenges over the next several years. For further discussion of these exclusivity challenges, see “—Pharmaceuticals Segment” above and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Outlook for 2004” below.

In addition to patents and regulatory forms of exclusivity, the Company also holds intellectual property in the form of trademarks, on products such as EXCEDRIN, ENFAMIL, THERAGRAN, KERI and BUFFERIN. Trademarks have no effect on market exclusivity for a product, but are considered to have marketing value. Worldwide, all of the Company’s important products are sold under trademarks that are considered in the aggregate to be of material importance. Trademark protection continues in some countries as long as used; in other countries, as long as registered. Registration is for fixed terms and can be renewed indefinitely.

Specific aspects of the law governing market exclusivity for pharmaceuticals vary from country to country. The following summarizes key exclusivity rules in markets representing significant Company sales:

United States

A company seeking to market an innovative pharmaceutical in the United States must file a complete set of safety and efficacy data to the FDA. The type of application filed depends on whether the drug is a chemical (a small molecule) or a biological product (a large molecule). If the innovative pharmaceutical is a chemical, the company files a NDA. If the medicine is a biological product, a Biologics License Application is filed. The type of application filed affects regulatory exclusivity rights.

A competitor seeking to launch a generic substitute of a chemical innovative drug in the United States must file an Abbreviated New Drug Application (ANDA) with the FDA. In the ANDA, the generic manufacturer needs to demonstrate only “bioequivalence” between the generic substitute and the approved NDA drug. The ANDA relies upon the safety and efficacy data previously filed by the innovator in its NDA.

Medicines approved under an NDA can receive several types of regulatory data protection. An innovative chemical pharmaceutical (also known as a new chemical entity) is entitled to five years of regulatory data protection, during which an ANDA cannot be filed with the FDA. If an innovator’s patent is challenged, as described below, the generic manufacturer may file its ANDA after the fourth year of the five-year data protection period. A pharmaceutical drug product that contains an active ingredient that has been previously approved in an NDA, but is approved in a new formulation or for a new indication on the basis of new clinical trials, receives three years of data protection. Finally, an NDA that is designated as an Orphan Drug, which is a drug that gains an indication for treatment of a condition that occurs only rarely in the United States, can receive seven years of exclusivity for the orphan indication. During this time period neither NDAs nor ANDAs for the same drug product can be approved for the same orphan use.

Because a significant portion of patent life can be lost during the time it takes to obtain regulatory approval, the innovator can extend one patent to compensate the innovator for the lost patent term, at least in part. More specifically, the innovator may identify one patent, which claims the product or its approved method of use, and, depending on a number of factors, may extend the expiration of that patent. There are two limits to these extensions. First, the maximum a patent can be extended is 5 years, and second, the extension cannot cause the patent to be in effect for more than 14 years from the date of NDA approval.

A company may also earn six months of additional exclusivity for a drug where specific clinical trials are conducted at the written request of the FDA to study the use of the medicine to treat pediatric patients, and submission to the FDA is made prior to the loss of basic exclusivity. This six-month period extends all forms of exclusivity (patent and regulatory) that are listed with the FDA at the time the studies are completed and submitted to the FDA.

Currently, generic versions of biological products cannot be approved under U.S. law; however, the FDA is taking steps toward allowing generic versions of biologics, and these laws could change in the near future. Competitors seeking approval of biological products must file their own safety and efficacy data.

Beyond the minimum period of regulatory exclusivity provided by U.S. law, many (but not all) innovative drugs are also covered by patents held by the NDA sponsor.

The innovator company is required to list certain of its patents covering the medicine with the FDA in what is commonly known as the Orange Book. Absent a successful patent challenge, the FDA cannot approve an ANDA until after the innovator’s listed patents expire. However, after the innovator has marketed its product for four years, a generic manufacturer may file an ANDA and allege that one or more of the patents listed in the Orange Book under an innovator’s NDA is either invalid or not infringed. This allegation is commonly known as a “Paragraph IV certification.” The innovator then must choose whether to file suit against the generic manufacturer to protect its patents. If one or more of the NDA-listed patents are successfully challenged, or if the innovator chooses not to sue, the first filer of a Paragraph IV certification may be entitled to a 180-day period of market exclusivity as against all other generic manufacturers. From time to time ANDAs, including Paragraph IV certifications, are filed with respect to certain of the Company’s products. The Company evaluates these ANDAs on a case-by-case basis and, where warranted, files suit against the generic manufacturer to protect its patent rights.

Several recent developments in the United States have increased the likelihood of generic challenges to innovators’ intellectual property, and thus, increased the risk of loss of innovators’ market exclusivity. First, generic companies have increasingly sought to challenge innovators’ basic patents covering major pharmaceutical products. For a discussion of one such litigation related to patent challenges by generic companies, see “Item 8. Financial Statements—Note 22. Legal Proceedings and Contingencies—PLAVIX* Litigation.” This is a reflection of the statutory incentive to challenge patents—six months of semi-exclusivity in certain situations—as described above. Second, new statutory and regulatory provisions in the United States limit the ability of an innovator company to prevent generic drugs from being approved and launched while patent litigation is ongoing. Third, the FDA is actively considering abbreviated regulatory approval processes for drugs that are similar to, but not generic copies of, innovative drugs. As a result of all of these developments, it is not possible to predict the length of market exclusivity for a particular Company product with certainty based solely on the expiration of the relevant patent(s) or the current forms of regulatory exclusivity. For more information about new legislation, see “—Government Regulation and Price Constraints” below.

European Union

In the EU, most innovative pharmaceuticals are entitled to ten years of regulatory data protection if marketing approval is obtained via the centralized procedure. Consequently, regardless of whether or not the innovative medicine is covered by patents, generic copies relying on the innovator’s data usually cannot be approved for a minimum of ten years after approval. For innovative pharmaceuticals that gain marketing approval using the non-centralized mutual recognition procedure, this period is six or ten years depending on the individual EU member state. However, regardless of regulatory exclusivity, competitors may obtain approval of an identical product on the basis of their own safety and efficacy data at any time. For more information regarding the regulation of pharmaceutical products in the EU, see “—Government Regulation and Price Constraints” below.

Patents on pharmaceutical products are generally enforceable in the EU. However, in contrast to the United States, patents are not listed with regulatory authorities. Generic copies can be approved after data protection expires, regardless of whether the innovator holds patents covering its drug. Thus, it is possible that an innovator may be seeking to enforce its patents against a generic competitor that is already marketing its product. Also, the European patent system has an opposition procedure in which generic manufacturers may challenge the validity of patents covering innovator products within nine months of grant. As in the United States, patents in the EU may be extended to compensate for the patent term lost during the regulatory review process. Such extensions are granted on a country-by-country basis.

In general, EU law treats chemically synthesized drugs and biologically derived drugs the same with respect to intellectual property and market exclusivity.

Japan

In Japan, medicines of new chemical entities are entitled to six years of protection for approved indications and dosage. Patents on pharmaceutical products are enforceable. Generic copies can receive regulatory approval after data protection and patent expirations. As in the United States, patents in Japan may be extended to compensate for the patent term lost during the regulatory review process.

In general, Japanese law treats chemically synthesized and biologically derived drugs the same with respect to intellectual property and market exclusivity.

Rest of World

In countries outside of the United States, the EU and Japan, there is a wide variety of legal systems with respect to intellectual property and market exclusivity of pharmaceuticals. Most other developed countries utilize systems similar to either the United States (e.g., Canada) or the EU (e.g., Switzerland). Among less developed countries, some have adopted patent laws and/or regulatory exclusivity laws, while others have not. Some less developed nations have formally adopted laws in order to comply with World Trade Organization (WTO) commitments, but have not taken steps to implement these laws in a meaningful way. Enforcement of WTO obligations is a long process, and there is no assurance of the outcome. Thus, in assessing the likely future market exclusivity of the Company’s innovative drugs in less developed countries, the Company takes into account not only formal legal rights but political and other factors as well.

Marketing, Distribution and Customers

In the Company’s Pharmaceuticals segment and in its ConvaTec and Medical Imaging businesses, the Company promotes its products in medical journals and directly to health care providers such as doctors, nurse practitioners, physician assistants, pharmacists, hospitals, Pharmacy Benefit Managers (PBMs), Managed Care Organizations (MCOs) and government agencies. The Company also markets directly to consumers in the United States through direct-to-consumer print, radio and television advertising. In addition, the Company sponsors general advertising to educate the public about its innovative medical research. For a discussion of the regulation of promotion and marketing of pharmaceuticals, see “—Government Regulation and Price Constraints” below.

Through the Company’s sales and marketing organizations, the Company explains the approved uses and advantages of its products to medical professionals. The Company works to gain access to health authority, PBM and MCO formularies (lists of recommended or approved medicines and other products) and reimbursement lists by demonstrating the qualities and treatment benefits of its products. The Company also works with MCOs and PBMs to assist them with disease management, patient education and other tools that benefit patients by improving their medical treatment routines.

Marketing of prescription pharmaceuticals is limited to the approved uses of the particular product, but the Company continues to develop information about its products and provides such information in response to inquiries from doctors and other medical professionals. All drugs must complete clinical trials required by regulatory authorities to show they are safe and effective for treating one or more medical problems. A manufacturer may choose, however, to undertake additional studies, including comparative clinical trials with competitive products, to demonstrate additional advantages of a compound. Those studies can be costly and take years to complete, and the results are uncertain. Balancing these considerations makes it difficult to decide whether and when to undertake such additional studies. But, when they are successful, such studies can have a major impact on approved marketing claims and strategies.

The Company’s operations include several pharmaceutical sales organizations. Each sales organization markets a distinct group of products and is typically based on particular therapeutic areas or physician groups. These sales organizations often focus on selling new products when they are introduced, and marketing to physicians is increasingly targeted at specialists and high value primary care physicians.

The Company’s prescription pharmaceutical products are sold principally to wholesalers, but the Company also sells directly to retailers, hospitals, clinics, government agencies and pharmacies. In 2003, sales to three pharmaceutical wholesalers in the United States, McKesson Corporation (McKesson), Cardinal and AmerisourceBergen Corporation (AmerisourceBergen) accounted for approximately 15%, 12% and 12%, respectively, of the Company’s total net sales. In 2002, sales to AmerisourceBergen and McKesson each accounted for approximately 14% of the Company’s total net sales and sales to Cardinal accounted for 13% of the Company’s total net sales. In 2001, sales to AmerisourceBergen, Cardinal and McKesson each accounted for approximately 14% of the Company’s total net sales. Sales to these U.S. wholesalers were concentrated in the Pharmaceuticals segment. Apart from these instances, none of the Company’s business segments is dependent on any one customer or group of related customers.

In April 2002, the Company disclosed a substantial buildup of wholesaler inventories in its U.S. pharmaceuticals business, and developed and subsequently undertook a plan to workdown in an orderly fashion these wholesaler inventory levels. In 2003, the Company took steps intended to moderate investment buying by U.S. pharmaceutical wholesalers, which can result in sales fluctuations unrelated to consumer demand. In 2003, the Company entered into new inventory management agreements (IMAs) with AmerisourceBergen, Cardinal, McKesson and other wholesalers. The agreements have terms of 2 years, cancelable by either parties after 1 year. The IMAs generally establish limits on inventory levels of BMS pharmaceutical products held by the wholesalers, permit limited buy-ins of BMS pharmaceutical products by the wholesalers after price increases, at pre-price increase prices and require the wholesalers to provide the Company with data in association with the wholesalers’ sales and inventory levels of BMS pharmaceutical products.

OTN acts as BMS’s exclusive sales distributor for BMS oncology products to office-based oncologists. OTN believes that its extensive customer base, coupled with its overall competitive pricing and customer service, make it attractive to drug manufacturers that wish to serve the office-based oncologist community through a focused distribution channel. OTN provides services to manufacturers that include support for product launch, customer specific marketing programs, data services and rapid market research. In 2001, the Company entered into an agreement with McKesson under which McKesson acts as the exclusive distributor of pharmaceutical products to OTN. Under the terms of the agreement, McKesson provides warehousing, packing, shipping, purchasing and inventory management and administrative support services for BMS products and other pharmaceutical products, which are marketed, promoted and sold by OTN. OTN recognizes revenue under the terms of the McKesson agreement using the consignment model as described in “Item 8. Financial Statements—Note 1. Accounting Policies, Revenue Recognition.”

The Company is the exclusive distributor of ERBITUX* in North America through OTN. Under the terms of an agreement with McKesson, McKesson provides OTN with warehousing, packing and shipping for filling orders for ERBITUX*. To maintain the integrity of the product, special storage conditions and handling are required. Accordingly, all sales of ERBITUX*, including purchase requests from other wholesalers, are processed through OTN, and McKesson will only ship ERBITUX* to end-users of the product and not to other intermediaries to hold for later sales.

For information on sales and marketing of consumer medicines and nutritionals, see “—Nutritionals Segment” and “—Other Healthcare Segment—Consumer Medicines” above.

Competition

The markets in which Bristol-Myers Squibb competes are generally broad-based and highly competitive. The principal means of competition vary among product categories and business groups.

The Company’s Pharmaceuticals segment competes with other worldwide research-based drug companies, many smaller research companies with more limited therapeutic focus and generic drug manufacturers. Important competitive factors include product efficacy, safety and ease of use, price and demonstrated cost-effectiveness, marketing effectiveness, product labeling, service and research and development of new products and processes. Sales of the Company’s products can be impacted by new studies that indicate a competitor’s product has greater efficacy for treating a disease or particular form of disease than one of the Company’s products. The Company’s sales also can be impacted by additional labeling requirements for better tolerability, safety or convenience that may be imposed on its products by the FDA or by similar regulatory agencies in different countries. If competitors introduce new products and processes with therapeutic or cost advantages, the Company’s products can be subject to progressive price reductions or decreased volume of sales, or both. For example, in the growing market for statins, which reduce cholesterol, PRAVACHOL, the Company’s largest product by net sales, competes with established brands and new entrants of several of the world’s largest pharmaceutical companies. While the product is beginning to lose exclusivity in some markets, between now and its loss of U.S. exclusivity in 2006, its expected rate of decline in market share could be accelerated by recent clinical studies.

To successfully compete for business with managed care and pharmacy benefits management organizations, the Company must often demonstrate that its products offer not only medical benefits but also cost advantages as compared with other forms of care. Most new products that the Company introduces must compete with other products already on the market or products that are later developed by competitors. Manufacturers of generic pharmaceuticals typically invest far less in research and development than research-based pharmaceutical companies and therefore can price their products significantly lower than branded products. Accordingly, when a branded product loses its market exclusivity, it normally faces intense price competition from generic forms of the product. In certain countries outside the United States, patent protection is weak or nonexistent and the Company must compete with generic versions shortly after it launches its innovative product.

Many other companies, large and small, manufacture and sell one or more products that are similar to those marketed by the Company’s Nutritionals and Other Healthcare segments. Sources of competitive advantage include product quality and efficacy, brand identity, advertising and promotion, product innovation, broad distribution capabilities, customer satisfaction and price. Significant expenditures for advertising, promotion and marketing are generally required to achieve both consumer and trade acceptance of these products.

The Company believes its long-term competitive position depends upon its success in discovering and developing innovative, cost-effective products that serve unmet medical needs, together with its ability to manufacture the products efficiently and to market them effectively in a highly competitive environment. There can be no assurance that the Company’s research and development efforts will result in commercially successful products or that its products or processes will not become outmoded from time to time as a result of products or processes developed by its competitors.

Managed Care Organizations

The growth of MCOs in the United States has been a major factor in the competitive make-up of the healthcare marketplace. Over half the U.S. population now participates in some version of managed care. Because of the size of the patient population covered by MCOs, marketing of prescription drugs to them and the PBMs that serve many of those organizations has become important to the Company’s business. MCOs can include medical insurance companies, medical plan administrators, health-maintenance organizations, alliances of hospitals and physicians and other physician organizations. Those organizations have been consolidating into fewer, even larger entities, enhancing their purchasing strength and importance to the Company.

A major objective of MCOs is to contain and, where possible, reduce health care expenditures. They typically use formularies, volume purchases and long-term contracts to negotiate discounts from pharmaceutical providers. MCOs and PBMs typically develop formularies to reduce their cost for medications. Formularies can be based on the prices and therapeutic benefits of the available products. Due to their generally lower cost, generic medicines are often favored. The breadth of the products covered by formularies can vary considerably from one MCO to another, and many formularies include alternative and competitive products for treatment of particular medical problems. MCOs use a variety of means to encourage patients’ use of products listed on their formularies.

Exclusion of a product from a formulary can lead to its sharply reduced usage in the MCO patient population. Consequently, pharmaceutical companies compete aggressively to have their products included. Where possible, companies compete for inclusion based upon unique features of their products, such as greater efficacy, better patient ease of use or fewer side effects. A lower overall cost of therapy is also an important factor. Products that demonstrate fewer therapeutic advantages must compete for inclusion based primarily on price. The Company has been generally, although not universally, successful in having its major products included on MCO formularies.

Generic Competition

One of the biggest competitive challenges that the Company faces in the United States and internationally is from generic pharmaceutical manufacturers. Upon the expiration or loss of market exclusivity on a product, the Company can lose the major portion of sales of that product in a very short period of time. In the United States, the FDA approval process exempts generics from costly and time-consuming clinical trials to demonstrate their safety and efficacy, and allows generic manufacturers to rely on the safety and efficacy of the pioneer product. Therefore, generic competitors operate without the Company’s large research and development expenses and its costs of conveying medical information about the product to the medical community. For more information about market exclusivity, see “—Intellectual Property and Product Exclusivity” above.

The rate of sales decline of a product after the expiration of exclusivity varies by country. In general, the decline in the U.S. market is more rapid than in most other developed countries. Also, the declines in developed countries tend to be more rapid than in less developed countries.

The rate of sales decline after the expiration of exclusivity has also historically been influenced by product characteristics. For example, drugs that are used in a large patient population (e.g., those prescribed by primary care physicians) tend to experience more rapid declines than drugs in specialized areas of medicine (e.g., oncology). Drugs that are more complex to manufacture (e.g., sterile injectable products) usually experience a slower decline than those that are simpler to manufacture.

As noted above, MCOs that focus primarily on the immediate cost of drugs often favor generics over brand-name drugs. Many governments also encourage the use of generics as alternatives to brand-name drugs in their health care programs. Laws in the United States generally allow, and in some cases require, pharmacists to substitute generic drugs that have been rated under government procedures to be therapeutically equivalent to a brand-name drug. The substitution must be made unless the prescribing physician expressly forbids it. These laws and policies provide an added incentive for generic manufacturers to seek marketing approval as the automatic substitution removes the need for generic manufacturers to incur the sales and marketing costs, which innovators must incur.

Research and Development

The Company invests heavily in research and development because it believes it is critical to its long-term competitiveness. Pharmaceutical research and development is carried out by the Bristol-Myers Squibb Pharmaceutical Research Institute, which has major facilities in Princeton, Hopewell and New Brunswick, New Jersey and Wallingford, Connecticut. Pharmaceutical research and development is also carried out at various other facilities in the United States and in Belgium, Canada, France, and the United Kingdom. Management continues to emphasize leadership, innovation, productivity and quality as strategies for success in the Pharmaceutical Research Institute.

The Company spent $2,279 million in 2003, $2,206 million in 2002 and $2,157 million in 2001 on Company sponsored research and development activities. Company sponsored pharmaceutical research and development spending (including certain payments under third-party collaborations and contracts), as a percentage of Pharmaceutical sales, was 14.2% in 2003, compared with 16.5% in 2002 and 15.5% in 2001. At the end of 2003, the Company employed approximately 7,000 people in research and development throughout the Company, including 5,300 in the Pharmaceutical Research Institute, including a substantial number of physicians, scientists holding graduate or postgraduate degrees and higher skilled technical personnel.

The Company concentrates its pharmaceutical research and development efforts in the following ten disease areas: Affective (psychiatric) Disorders, Alzheimer’s/Dementia, Atherosclerosis/Thrombosis, Diabetes, Hepatitis, HIV/AIDS, Obesity, Oncology, Rheumatoid Arthritis and Related Diseases and Solid Organ Transplant. However, the Company continues to analyze and selectively pursue promising leads in other therapeutic areas. In addition to discovering and developing new chemical compounds, the Company looks for ways to expand the value of existing products through new uses and formulations that can provide additional benefits to patients.

To supplement the Company’s internal efforts, the Company collaborates with independent research organizations, including educational institutions and research-based pharmaceutical and biotechnology companies, and the Company contracts with others for the performance of research in their facilities. The Company uses the services of physicians, hospitals, medical schools and other research organizations worldwide to conduct clinical trials to establish the safety and effectiveness of new products. The Company actively seeks out investments in external research and technologies that hold the promise to complement and strengthen its own research efforts. These investments can take many forms, including licensing arrangements, codevelopment and comarketing agreements, copromotion arrangements and joint ventures.

Drug development is time-consuming, expensive and risky. In the development of human health products, industry practice and government regulations in the United States and most foreign countries provide for the determination of effectiveness and safety of new chemical compounds through preclinical tests and controlled clinical evaluation. Before a new drug may be marketed in the United States, recorded data on preclinical and clinical experience are included in the NDA or the Biological Product License Application (BPLA) to the FDA for the required approval. The development of certain other products is also subject to government regulations covering safety and efficacy in the United States and many foreign countries. There can be no assurance that a compound that is the result of any particular program will obtain the regulatory approvals necessary for it to be marketed for any particular disease indication.

On average, only about one in ten thousand chemical compounds discovered by pharmaceutical industry researchers proves to be both medically effective and safe enough to become an approved medicine. The process from discovery to regulatory approval typically takes ten years or longer. Drug candidates can fail at any stage of the process, and even late-stage product candidates sometimes fail to receive regulatory approval. The Company believes its investments in research, both internally and in collaboration with others, have been rewarded by the number of new pharmaceutical compounds and indications it has in all stages of development.

Bristol-Myers Squibb’s drug discovery program includes many alliances and collaborative agreements. These agreements bring new products into the pipeline or help the company remain on the cutting edge of technology in the search for novel medicines. For example, in December 2003, the Company formed a partnership with Lexicon Genetics Incorporated (Lexicon) to develop drugs in the field of depression, anxiety, schizophrenia, pain and Alzheimer’s disease. Under the terms of the agreement, Lexicon will contribute the products of 13 of its drug discovery programs and the alliance will give the Company exclusive access to discoveries in the neurological sciences field from a Lexicon gene analysis program known as Genome5000. Lexicon received an upfront payment of $36 million from Bristol-Myers Squibb in the fourth quarter of 2003 (which was expensed by the Company) and will receive a minimum of $30 million in research funding over the first three years of the agreement. Bristol-Myers Squibb has the option to extend part of the agreement for another two years in return for providing additional research funding of up to $50 million. Lexicon will receive further funding for each novel drug developed under the alliance, and it will earn royalties on sales of any drugs commercialized by Bristol-Myers Squibb. On December 18, 2003, the Company also announced the extension and expansion of its oncology research collaboration with Exelixis, Inc. (Exelixis) under which the two companies will continue to identify and validate molecular targets implicated in the genesis of cancer. The original agreement was established for a three-year term in July 2001. Under the terms of the extended collaboration, BMS provided Exelixis with an upfront payment of $3 million and increased annual research funding and milestone payments on certain cancer targets arising from the collaboration. Exelixis and Bristol-Myers Squibb agreed to extend their collaboration until December 2006, and Bristol-Myers Squibb has the right to continue the collaboration until July 2009. The goal of the extension is to increase the total number and degree of validation of cancer targets that Exelixis will deliver to the Company. Exelixis and Bristol-Myers Squibb will each maintain the option to obtain exclusive worldwide rights to equal numbers of validated targets arising from the collaboration.

Listed below are several investigational compounds that the Company has in the later stages of development. All of these compounds are in or entering Phase IIb or Phase III clinical trials. Whether or not any of these investigational compounds ultimately becomes one of the Company’s marketed products depends on the results of pre-clinical and clinical studies, the competitive landscape of the potential product’s market and the manufacturing processes necessary to produce the potential product on a commercial scale. The Company expects to file for FDA approval of Abatacept, Entecavir and Muraglitazar in 2004 or early 2005. However, as noted above, there can be no assurance that the Company will seek regulatory approval of any of these compounds or that, if such approval is sought, it will be obtained. At this stage of development, the Company cannot determine all intellectual property issues or all the patent protection that may, or may not, be available for these investigational compounds. The patent coverage highlighted below does not include potential term extensions.

ABATACEPT	CTLA4Ig, a biological product which has been developed internally and is currently in Phase III clinical trials, is a fusion protein with novel immunosuppressive activity targeted initially at rheumatoid arthritis. The Company has a series of patents covering CTLA4Ig and its method of use. The latest of the composition of matter patents expires in the United States in 2016. Repligen Corporation (Repligen) has a patent that claims the use of CTLA4Ig to treat specific autoimmune diseases, including rheumatoid arthritis. Litigation concerning the inventorship of CTLA4Ig is also ongoing. For more information about this litigation, see “Item 8. Financial Statements—Note 22. Legal Proceedings and Contingencies.”

Entecavir	Entecavir, which has been developed internally and is currently in Phase III clinical trials, is a potent and selective inhibitor of hepatitis B virus. The Company has a composition of matter patent that expires in the United States in 2010.

E2F Decoy	Edifoligide, which is being developed jointly with Corgentech and is entering Phase III clinical trials, is a novel treatment for the prevention of vein graft failure following coronary artery bypass graft and peripheral artery bypass graft surgery. The Company has a license to Corgentech’s numerous issued and pending patent applications that cover the product. Two such patents that have been issued in the United States expire in 2015.

Ixabepilone	Ixabepilone, an epothilone, which has been developed internally and is currently in Phase III clinical trials, is a novel tubulin inhibitor for multiple tumor types. The Company has a composition of matter patent in the United States that will expire in 2018.

Muraglitazar	Muraglitazar, which has been developed internally and is currently in Phase III clinical trials, is a dual PPAR agonist for the treatment of type 2 diabetes and other metabolic disorders. The Company has a composition-of-matter patent which expires in the United States in 2020.

LEA29Y	LEA29Y, a biological product, which is being developed internally and is currently in Phase IIb clinical trials, is a fusion protein with novel immunosuppressive activity targeted at solid organ transplant. The Company has pending patent applications in the United States, the EU and Japan covering LEA29Y.

Razaxaban	Razaxaban, which is currently in Phase IIb clinical trials, is a factor Xa inhibitor for the prevention of deep vein thrombosis. Razaxaban was acquired as part of the Company’s acquisition of DuPont Pharmaceuticals and is being developed internally. The Company has a composition of matter patent which expires in the United States in 2018.

The Company’s competitors also devote substantial funds and resources to research and development. In addition, the consolidation that has occurred in the Company’s industry has created companies with substantial research and development resources. The extent to which the Company’s competitors are successful in their research could result in erosion of the sales of its products and unanticipated product obsolescence.

Government Regulation and Price Constraints

The pharmaceutical industry is subject to extensive global regulation by regional, country, state and local agencies. The Federal Food, Drug, and Cosmetic Act (FDC Act), other federal statutes and regulations, various state statutes and regulations, and laws and regulations of foreign governments govern to varying degrees the testing, approval, production, labeling, distribution, post-market surveillance, advertising, dissemination of information, and promotion of the Company’s products. The lengthy process of laboratory and clinical testing, data analysis, manufacturing development, and regulatory review necessary for required governmental approvals is extremely costly and can significantly delay product introductions in a given market. Promotion, marketing, manufacturing, and distribution of pharmaceutical products are extensively regulated in all major world markets. In addition, the Company’s operations are subject to complex federal, state, local, and foreign environmental and occupational safety laws and regulations. The Company anticipates that the laws and regulations affecting the manufacture and sale of current products and the introduction of new products will continue to require substantial scientific and technical effort, time, expense and significant capital investment.

Of particular importance is the FDA in the United States. It has jurisdiction over virtually all of the Company’s businesses and imposes requirements covering the testing, safety, effectiveness, manufacturing, labeling, marketing, advertising and post-marketing surveillance of the Company’s pharmaceutical products. The FDA also regulates most of the Company’s Nutritionals and Other Healthcare products. In many cases, the FDA requirements have increased the amount of time and money necessary to develop new products and bring them to market in the United States.

The Company’s pharmaceutical products are subject to pre-market approval requirements in the United Sates. New drugs are approved under, and are subject to, the FDC Act and related regulations. Biological drugs are subject to both the FDC Act and the Public Health Service Act, known as the “PHS Act,” and related regulations. Biological drugs are licensed under the PHS Act.

The FDA mandates that drugs be manufactured, packaged and labeled in conformity with current Good Manufacturing Practices (cGMP) established by the FDA. In complying with cGMP regulations, manufacturers must continue to expend time, money and effort in production, record keeping and quality control to ensure that the product meets applicable specifications and other requirements to ensure product safety and efficacy. The FDA periodically inspects drug manufacturing facilities to ensure compliance with applicable cGMP requirements. Failure to comply with the statutory and regulatory requirements subjects the manufacturer to possible legal or regulatory action, such as suspension of manufacturing, seizure of product or voluntary recall of a product. Adverse experiences with the use of products must be reported to the FDA and could result in the imposition of market restrictions through labeling changes or in product removal. Product approvals may be withdrawn if compliance with regulatory requirements is not maintained or if problems concerning safety or efficacy of the product occur following approval.

The federal government has extensive enforcement powers over the activities of pharmaceutical manufacturers, including authority to withdraw product approvals, commence actions to seize and prohibit the sale of unapproved or non-complying products, to halt manufacturing operations that are not in compliance with cGMPs, and to impose or seek injunctions, voluntary recalls, and civil monetary and criminal penalties. Such a restriction or prohibition on sales or withdrawal of approval of products marketed by the Company could materially adversely affect its business, financial condition and results of operations.

Marketing authorization for the Company’s products is subject to revocation by the applicable governmental agencies. In addition, modifications or enhancements of approved products or changes in manufacturing locations are in many circumstances subject to additional FDA approvals, which may or may not be received and which may be subject to a lengthy application process.

The distribution of pharmaceutical products is subject to the Prescription Drug Marketing Act, known as “PDMA,” as part of the FDC Act, which regulates such activities at both the federal and state level. Under the PDMA and its implementing regulations, states are permitted to require registration of manufacturers and distributors who provide pharmaceuticals even if such manufacturers or distributors have no place of business within the state. States are also permitted to adopt regulations limiting the distribution of product samples to licensed practitioners. The PDMA also imposes extensive licensing, personnel record keeping, packaging, quantity, labeling, product handling and facility storage and security requirements intended to prevent the sale of pharmaceutical product samples or other diversions.

The Company is also subject to the jurisdiction of various other federal and state regulatory and enforcement departments and agencies, such as the Federal Trade Commission (FTC), the Department of Justice and the Department of Health and Human Services in the United States. The Company is also licensed by the U.S. Drug Enforcement Agency to procure and produce controlled substances. The Company is, therefore, subject to possible administrative and legal proceedings and actions by those organizations. Such actions may result in the imposition of civil and criminal sanctions, which may include fines, penalties and injunctive or administrative remedies.

Various federal and state agencies have regulatory authority regarding the manufacture, storage, transportation and disposal of many Medical Imaging products because of their radioactive nature.

The Company’s activities outside the United States are also subject to regulatory requirements governing the testing, approval, safety, effectiveness, manufacturing, labeling and marketing of the Company’s products. These regulatory requirements vary from country to country. In the EU, there are two ways that a company can obtain marketing authorization for a pharmaceutical product. The first route is the “centralized procedure.” This procedure is compulsory for certain pharmaceutical products, in particular those using biotechnological processes, but also is available for certain new chemical compounds and products. A product that receives approval under the centralized procedure automatically receives approval in every member state of the EU. However, a company then must obtain pricing and reimbursement for the pharmaceutical product, which is typically subject to member state law. The pricing and reimbursement procedure can take months, and sometimes years, to obtain. The second route to obtain marketing authorization in the EU is the “mutual recognition procedure.” Applications are made to a single member state, and if the member state approves the pharmaceutical product under a national procedure, then the applicant may submit that approval to the mutual recognition procedure of some or all other member states. As set forth above, pricing and reimbursement of the product continues to be the subject of member state law.

Whether or not FDA approval or approval of the European Medicines Evaluation Agency has been obtained for a product, approval of the product by comparable regulatory authorities of countries outside of the United States or the EU, as the case may be, must be obtained prior to marketing the product in those countries. The approval process may be more or less rigorous from country to country and the time required for approval may be longer or shorter than that required in the United States. Approval in one country does not assure that such product will be approved in another country.

In most markets outside the United States, the Company operates in an environment of government-mandated, cost-containment programs. Several governments have placed restrictions on physician prescription levels and patient reimbursements, emphasized greater use of generic drugs and/or enacted across-the-board price cuts as methods of cost control. With the exception of Germany and the United Kingdom, no European country has market pricing for new medicines. Pricing freedom is limited in the United Kingdom by the operation of a profit control scheme and in Germany by the operation of a reference price system. Companies also face significant delays in market access for new products, and more than two years can elapse before new medicines become available on some national markets. Additionally, member states of the EU have regularly imposed new or additional cost containment measures for pharmaceuticals. In recent years, Italy, for example, has imposed mandatory price decreases.

The existence of price differentials within Europe due to the different national pricing and reimbursement laws leads to significant parallel trade flows.

In recent years, Congress and some state legislatures have considered a number of proposals and have enacted laws that could effect major changes in the health care system, either nationally or at the state level. Driven in part by budget concerns, Medicaid access and reimbursement restrictions have been implemented in some states and proposed in many others. Similar issues exist in many foreign countries where the Company does business.

On December 8, 2003, new Medicare legislation was enacted that provides outpatient prescription drug coverage to senior citizens in the United States. Under the legislation, an interim drug discount card program is scheduled to begin in June 2004, while the main drug benefit, eligibility for a stand-alone drug plan, is scheduled to begin in 2006. The new drug benefit will be administered regionally through private insurance plans or pharmacy benefit managers, and the law allows Medicare to negotiate directly with pharmaceutical companies in regions without a private drug benefit program. The legislation allows for the importation of less expensive prescription drugs from Canada, but only if the U.S. Health and Human Services Department certifies safety, which it has so far not done. There can be no assurance that this certification requirement will be maintained in future legislation or that the certification will continue to be withheld. The Company cannot predict the potential impact that this legislation will have on its business, because it is not clear how the law will be implemented by regulators or received by consumers and physicians. The impact will be negative for the Company’s U.S. oncology business in 2004, as reimbursement levels have been reduced for certain oncology products administered in the outpatient setting, including PARAPLATIN. The impact could also be negative over the intermediate and longer term for the Company’s U.S. pharmaceutical business generally as greater federal involvement and budget constraints may increase the likelihood of pricing pressures or controls in the future.

Federal and state governments also have pursued direct methods to reduce the cost of drugs for which they pay. For example, federal laws require the Company to pay specified rebates for medicines reimbursed by Medicaid, to provide discounts for outpatient medicines purchased by certain Public Health Service entities and “disproportionate share” hospitals (hospitals meeting certain criteria), and to provide minimum discounts off of a defined “non-federal average manufacturer price” for purchases by certain components of the federal government such as the Department of Veterans Affairs and the Department of Defense.

In the United States, governmental cost-containment efforts have extended to the federally funded Special Supplemental Nutrition Program for WIC. All states participate in WIC and have sought and obtained rebates from manufacturers of infant formula whose products are used in the program. All states have conducted competitive bidding for infant formula contracts, which require the use of specific infant formula products by the state WIC program, unless a physician requests a non-contract formula for WIC customer. States participating in WIC are required to engage in competitive bidding or to use another cost containment measure that yields savings equal to or greater than the savings generated by a competitive bidding system. Mead Johnson participates in this program and approximately 50% of its U.S. sales are subject to rebates under WIC.

Pending pharmaceutical legislation in the EU, which is expected to be adopted this year, will have an impact on the procedures for authorization of pharmaceutical products in the EU under both the centralized and mutual recognition procedures. In particular, the legislation contains new data protection provisions. All products (regardless of whether they have been approved under the centralized or the national/mutual recognition procedures) will be subject to an “8+2+1” regime. Eight years after the innovator has received its first community authorization for a medicinal product, a generic company may file a marketing authorization application for that product with the health authorities. However, the generic company may not commercialize the product until after either ten or eleven years have elapsed from the initial marketing authorization granted to the innovator. The possible one year extension is available if the innovator, during the first eight years of the marketing authorization, obtains an additional indication that is of significant clinical benefit in comparison with existing treatments. There is a transitional provision for these new data protection requirements, and it is expected that these provisions will apply as new innovator products are approved under the new legislation.

In Japan, recently adopted regulations for the filing of new drugs effective July 2003 may streamline the filing process for international companies introducing new compounds in Japan by allowing some international clinical and non-clinical data to be used in the filing process. The planned merger of two Japanese pharmaceutical regulatory offices may also lead to gains in efficiency and timeliness of drug registration in Japan. However, the pricing policy for pharmaceuticals in Japan remains challenging due to bi-annual government mandated price reductions.

Environmental Regulation

The Company’s facilities and operations are subject to extensive U.S. and foreign laws and regulations relating to environmental protection and human health and safety, including those governing discharges of pollutants into the air and water, the use, management and disposal of hazardous, radioactive and biological materials and wastes, and the cleanup of contamination. Pollution controls and permits are required for many of the Company’s operations, and these permits are subject to modification, renewal or revocation by the issuing authorities.

A corporate environment, health and safety group monitors operations around the world, providing the Company with an overview of regulatory requirements and overseeing the implementation of company standards for compliance. The Company also incurs operating and capital costs for such matters on an ongoing basis. The Company expended approximately $60 million and $55 million on capital environmental projects undertaken specifically to meet environmental requirements in 2002 and 2003, respectively, and expects to spend approximately $50 million in 2004. Although the Company believes that it is in substantial compliance with applicable environmental, health and safety requirements and the permits required for its operations, the Company nevertheless could incur additional costs, including civil or criminal fines or penalties, clean-up costs, or third-party claims for property damage or personal injury, for violations or liabilities under these laws.

Many of the Company’s current and former facilities have been in operation for many years, and, over time, the Company and other operators of those facilities have generated, used, stored or disposed of substances or wastes that are considered hazardous under environmental laws. As a result, the soil and groundwater at or under certain of these facilities is or may be contaminated, and the Company may be required to make significant expenditures to investigate, control and remediate such contamination. The Company is also potentially responsible for environmental conditions at a number of waste disposal or reprocessing facilities operated by third parties. Currently, the Company is involved in investigation or remediation activities at approximately 56 sites, and has been named as a potentially responsible party (PRP) under the U.S. Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) at approximately 24 of these sites.

CERCLA and similar state statutes may impose liability for the entire cost of investigation or remediation of contaminated sites on any party, regardless of fault or ownership at the time of the disposal or release. Generally, where there are multiple potentially responsible parties, liability has been apportioned based on the nature and amount of hazardous substances disposed of by each party at the site and the number of financially viable parties.

Based on the Company’s current estimates of cleanup costs and its expected share of financial responsibility, the Company does not expect expenditures in connection with CERCLA or other remediation matters to be material. Expenditures could rise in the future if substantial unknown contamination is discovered at one of the Company’s current or former facilities, or if other PRPs fail to participate in cost-sharing at any site at which it has financial responsibility.

For additional information about these matters, see “Item 8. Financial Statements—Note 22. Legal Proceedings and Contingencies.”

Employees

Bristol-Myers Squibb employed approximately 44,000 people at December 31, 2003.

Foreign Operations

The Company has significant operations outside the United States. They are conducted both through the Company’s subsidiaries and through distributors, and involve three of the same business segments—Pharmaceuticals, Nutritionals and Other Healthcare—as the Company’s U.S. operations.

Revenues from operations outside the United States of $8.0 billion accounted for 38% of the Company’s total revenues in 2003. Revenues exceeded $500 million in each of six countries outside the United States in 2003. No single country outside the United States contributed more than 10% of the Company’s total revenues. For a geographic breakdown of net sales and year-end assets, see the table captioned Geographic in “Item 8. Financial Statements—Note 19. Segment Information.”

International operations are subject to certain risks, which are inherent in conducting business abroad, including currency fluctuations, possible nationalization or expropriation, price and exchange controls, limitations on foreign participation in local enterprises and other restrictive governmental actions. The Company’s international businesses are also subject to government-imposed constraints, including laws on pricing or reimbursement for use of products.

Depending on the direction of change relative to the U.S. dollar, foreign currency values can increase or reduce the reported dollar value of the Company’s net assets and results of operations. In 2003, the change in foreign exchange rates had a net favorable impact on revenues. While the Company cannot predict with certainty future changes in foreign exchange rates or the effect they will have on it, the Company attempts to mitigate their impact through operational means and by using various financial instruments. See the discussion under “Item 8. Financial Statements—Note 18. Financial Instruments.”

At December 31, 2003, approximately $5.4 billion of cash, cash equivalents and marketable securities was held by the Company’s foreign subsidiaries, which the Company does not expect to repatriate in the foreseeable future. In 2004, the Company expects cash generated by its U.S. operations, together with borrowings from the capital markets, to sufficiently cover cash needs for working capital, capital expenditures and dividends in the U.S. Repatriation of this cash to the United States would require additional tax provisions, which are not reflected in the consolidated financial statements. For a further discussion of this matter, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Income Taxes.”

Item 2.	PROPERTIES.

Bristol-Myers Squibb’s world headquarters is located at 345 Park Avenue, New York, New York, where it leases approximately 406,000 square feet of floor space, approximately 215,000 square feet of which is sublet to others.

Bristol-Myers Squibb manufactures products at 38 major worldwide locations with an aggregate floor space of approximately 13,789,000 square feet. All facilities are owned by Bristol-Myers Squibb. The following table illustrates the geographic location of the Company’s significant manufacturing facilities by business segment.

	Total Company	Pharmaceuticals	Nutritionals	Other Healthcare
United States	13	8	3	2
Europe, Middle East and Africa	12	10	1	1
Other Western Hemisphere	6	5	1	—
Pacific	7	4	3	—

Total	38	27	8	3

Portions of these facilities and other facilities owned or leased by Bristol-Myers Squibb in the United States and elsewhere are used for research, administration, storage and distribution. For further information about the Company’s facilities, see “Item 1. Business—Manufacturing and Quality Assurance.”

Item 3.	LEGAL PROCEEDINGS.

Information pertaining to legal proceedings can be found in “Item 8. Financial Statements—Note 22. Legal Proceedings and Contingencies” and is incorporated by reference herein.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2003.

PART IA

Executive Officers of the Registrant

Listed below is information on executive officers of the Company as of March 11, 2004. Executive officers are elected by the Board of Directors for an initial term, which continues until the first Board meeting following the next annual meeting of stockholders and thereafter are elected for a one-year term or until their successors have been elected. All executive officers serve at the pleasure of the Board of Directors.

Name and Current Position	Age	Employment History for the Past 5 Years
Lamberto Andreotti Senior Vice President and President International Member of the Executive Committee	53

1998 to 1999 – Vice President and General Manager of Italy & Oncology Europe, a division of the company.

1999 to 2000 – Senior Vice President and General Manager of Italy, CEEI & European Oncology, a division of the Company.

2000 to 2002 - President, Europe.

2002 to present – Senior Vice President and President International.

Harrison M. Bains, Jr. Vice President, Tax and Treasury, Corporate Staff	60

1989 to 2002 – Vice President and Treasurer, Corporate Staff of the Company.

2002 to 2002 – Vice President, Acting Chief Financial Officer, Corporate Staff of the Company.

2002 to present – Vice President, Tax & Treasury, Corporate Staff of the Company.

Stephen E. Bear Senior Vice President, Human Resources, Corporate Staff Member of the Executive Committee	52

1998 to 1999 - Vice President, Strategic Business Development, Worldwide Beauty Care/Nutritionals & Medical Devices, Corporate Staff of the Company.

1999 to 2001 - Vice President, Marketing and Business Development of the New York Botanical Gardens, a non-profit organization.

2001 to present – Senior Vice President, Human Resources, Corporate Staff of the Company.

Andrew G. Bodnar, M.D. Senior Vice President, Strategy and Medical & External Affairs, Corporate Staff Member of the Executive Committee	56

1998 to 1999 – Vice President, Strategic Business Development, Worldwide Medicines Group, a division of the Company.

1999 to 2000 – Vice President, Corporate Development, Worldwide Medicines Group, a division of the Company.

2000 to 2001 – Vice President, Medical and External Affairs, Corporate Staff of the Company.

2001 to 2002 – Senior Vice President, Medical and External Affairs, Corporate Staff of the Company.

2002 to present – Senior Vice President, Strategy and Medical & External Affairs, Corporate Staff of the Company.

Andrew R. J. Bonfield Senior Vice President and Chief Financial Officer, Corporate Staff Member of the Executive Committee	41

1998 to 1999 – Deputy Finance Director SmithKline Beecham PLC.

1999 to 2000 – Chief Financial Officer, SmithKline Beecham PLC.

2000 to 2002 – Executive Director, Finance, BG Group PLC.

2002 to present – Senior Vice President and Chief Financial Officer, Corporate Staff of the Company.

Wendy L. Dixon, Ph.D Chief Marketing Officer and President, Global Marketing Member of the Executive Committee	48

1996 to 2001 – Vice President, Marketing, Merck & Co.

2001 to 2001 – Senior Vice President, Merck & Co.

2001 to present, Chief Marketing Officer and President, Global Marketing, Worldwide Medicines Pharmaceuticals Group, a division of the Company.

Name and Current Position	Age	Employment History for the Past 5 Years

Peter R. Dolan Chairman of the Board and Chief Executive Officer Member of the Executive Committee	48

1998 to 2000 – Senior Vice President, Strategy and Organizational Effectiveness, Corporate Staff of the Company.

2000 to 2001 – President and Director of the Company.

2001 to present – Chairman of the Board and Chief Executive Officer of the Company.

Donald J. Hayden Executive Vice President and President, Americas Member of the Executive Committee	48

1998 to 2000 – Senior Vice President and President, Worldwide Medicines Group, a division of the Company.

2000 to 2001 – Executive Vice President, e-Business & Strategy, Corporate Staff of the Company.

2001 to 2001 – Executive Vice President, e-Business & Strategy, Investor Relations and Corporate Intelligence, Corporate Staff of the Company.

2001 to 2002 – Executive Vice President, Health Care Group.

2002 to 2002 –Executive Vice President and President, North America Medicines.

2002 to present – Executive Vice President and President, Americas.

Anthony C. Hooper President, U.S. Pharmaceuticals Member of the Executive Committee	49

1999 to 2000 – Vice President and General Manager, Northern Europe, International Medicines.

2000 to 2001 – President, Asia-Pacific, Middle East & Southern Africa, International Medicines.

2001 to 2002 – President, Intercontinental, International Medicines.

2002 to 2004 – President, Europe, ME & Africa, Worldwide Medicines Group.

2004 to present – President, U.S. Pharmaceuticals, Worldwide Medicines Group.

Tamar D. Howson Senior Vice President, Corporate Development, Corporate Staff Member of the Executive Committee	55

1998 to 2000 – Senior Vice President and Director, Business Development of SmithKline Beecham Corporation.

2000 to 2001 – biotechnology consultant to chief executive officers and other business executives.

2001 to present – Senior Vice President, Corporate Development, Corporate Staff of the Company.

Paul W. Karr Vice President and Financial Controller, Corporate Staff	48

1995 to 2003 – Deputy Controller, GE Capital Services.

2003 to 2003 – Senior Vice President and Chief Accounting Officer, GE Capital Markets Services.

2003 to present – Vice President and Financial Controller, Corporate Staff of the Company.

Sandra Leung Vice President and Corporate Secretary, Corporate Staff	43

1997 to 1999 - Associate Counsel, Corporate Staff of the Company.

1999 to 1999 – Counsel, Corporate Staff of the Company.

1999 to 2002 – Corporate Secretary, Corporate Staff of the Company.

2002 to present – Vice President and Corporate Secretary, Corporate Staff of the Company.

Name and Current Position	Age	Employment History for the Past 5 Years
John L. McGoldrick Executive Vice President and General Counsel, Corporate Staff Member of the Executive Committee	63

1998 to 2000 – General Counsel and Senior Vice President, Corporate Staff of the Company and President, Medical Devices Group, a division of the Company.

2000 to 2001 – Executive Vice President and General Counsel, Corporate Staff of the Company and President, Medical Devices Group, a division of the Company.

2001 to present – Executive Vice President and General Counsel, Corporate Staff of the Company.

James B. D. Palmer M.D., F.R.C.P. Chief Scientific Officer, Corporate Staff and President, Pharmaceutical Research Institute Member of the Executive Committee	50

1998 to 2000 – Senior Vice President and Director, Group Medical Regulatory and Product Strategy, Glaxo Wellcome Research and Development.

2000 to 2002 – Senior Vice President, New Product Development, GlaxoSmith Kline.

2002 to present – Chief Scientific Officer, Corporate Staff of the Company and President, Pharmaceutical Research Institute, a division of the Company.

Elliott Sigal, M.D., Ph.D. Senior Vice President, Global Clinical and Pharmaceutical Development, Pharmaceutical Research Institute Member of the Executive Committee	52

1997 to 1999 – Vice President, Applied Genomics, Pharmaceutical Research Institute, a division of the Company.

1999 to 2001 – Senior Vice President, Early Discovery and Applied Technology, Pharmaceutical Research Institute, a division of the Company.

2001 to 2002 – Senior Vice President, Drug Discovery & Exploratory Development, Pharmaceutical Research Institute, a division of the Company.

2002 to present – Senior Vice President, Global Clinical and Pharmaceutical Development, Pharmaceutical Research Institute, a division of the Company.

John L. Skule Senior Vice President, Corporate and Environmental Affairs, Corporate Staff Member of the Executive Committee	60	1998 to present—Senior Vice President, Corporate and Environmental Affairs, Corporate Staff of the Company.

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

Market Prices

Bristol-Myers Squibb common and preferred stocks are traded on the New York Stock Exchange and the Pacific Exchange, Inc. (symbols: BMY; BMYPR). A quarterly summary of the high and low market prices is presented below:

Common:

	2003		2002
	High	Low	High	Low
First Quarter	$25.41	$21.13	$51.30	$39.50
Second Quarter	28.86	21.85	40.40	25.14
Third Quarter	27.60	25.17	26.17	20.55
Fourth Quarter	28.60	24.25	27.84	21.05

Preferred:

	2003		2002
	High	Low	High	Low
First Quarter	*	*	*	*
Second Quarter	$398.00	$398.00	*	*
Third Quarter	433.00	430.00	*	*
Fourth Quarter	429.50	429.50	$460.00	$460.00

*	During the first, second and third quarters of 2002 and the first quarter of 2003, there were no trades of the Company’s preferred stock. The preferred stock pays a quarterly dividend of $.50 per share.

Holders of Common Stock

The number of record holders of common stock at December 31, 2003 was 96,752.

The number of record holders is based upon the actual number of holders registered on the books of Bristol-Myers Squibb at such date and does not include holders of shares in “street names” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

Voting Securities and Principal Holders

Reference is made to the 2004 Proxy Statement to be filed on or before March 26, 2004 with respect to voting securities and principal holders, which is incorporated herein by reference and made a part hereof in response to the information required by this Item 5.

Dividends

Dividends declared per share in 2003 and 2002 were:

	Common		Preferred
	2003	2002	2003	2002
First Quarter	$.28	$.28	$.50	$.50
Second Quarter	.28	.28	.50	.50
Third Quarter	.28	.28	.50	.50
Fourth Quarter	.28	.28	.50	.50

	$1.12	$1.12	$2.00	$2.00

In December 2003, the Board of Directors of the Company declared a quarterly dividend of $.28 per share on the common stock of the Company, which was paid on February 2, 2004 to shareholders of record as of January 2, 2004.

Item 6.	SELECTED FINANCIAL DATA.

The Five-Year Financial Summary set forth in this Item 6 has been revised to reflect the restatement. For a discussion of the restatement, see “Item 8. Financial Statements. —Note 2. Restatement of Previously Issued Financial Statements for Years Ended December 31, 2002 and 2001.”

Five-Year Financial Summary

	2003	Restated 2002	Restated 2001	Restated 2000(2)	Restated 1999(2)
	(in millions, except per share data)
Income Statement Data:(1)
Net Sales	$20,894	$18,106	$18,044	$17,519	$16,491
Earnings from Continuing Operations Before Minority Interest and Income Taxes	4,694	2,761	2,263	5,263	4,733
Earnings from Continuing Operations	3,106	2,067	1,871	3,686	3,664
Earnings from Continuing Operations per Common Share:
Basic	$1.60	$1.07	$.96	$1.87	$1.85
Diluted	$1.59	$1.06	$.95	$1.85	$1.81
Average common shares outstanding
Basic	1,937	1,936	1,940	1,965	1,984
Diluted	1,950	1,942	1,965	1,997	2,027

Dividends paid on common and preferred stock	$2,169	$2,168	$2,137	$1,930	$1,707
Dividends declared per Common Share	$1.12	$1.12	$1.11	$1.01	$.89
Financial Position Data at December 31:(3)
Total Assets	$27,471	$25,022	$27,864	$17,924	$17,310
Cash and cash equivalents	2,444	2,367	4,552	3,085	2,646
Marketable securities	3,013	1,622	1,102	300	311
Long-term debt	8,522	6,261	6,237	1,336	1,342
Stockholders’ Equity	9,786	8,756	8,762	7,634	7,538

(1)	The Company recorded several items that affected the comparability of results, which are set forth in the table under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Earnings” for the years 2003, 2002 and 2001. For a discussion of these items, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Net Sales,” “Item 8. Financial Statements—Note 3. Alliances and Investments,” “—Note 4. Restructuring and Other Items,” “—Note 5. Acquisitions and Divestitures” and “—Note 6. Discontinued Operations.”

(2)	The 2003 Restatement adjustments affecting the years 2000 and 1999 are set forth in the following table:

(3)	Includes discontinued operations for the years 1999 and 2000.

	2000		1999
	As Previously Reported	As Restated	As Previously Reported	As Restated
	(dollars in millions)
Net Sales	$17,538	$17,519	$16,502	$16,491
Earnings from Continuing Operations	3,830	3,686	3,423	3,664
Earnings from Continuing Operations per Common Share:
Basic	$1.95	$1.87	$1.73	$1.85
Diluted	$1.92	$1.85	$1.69	$1.81
Financial Position Data (at December 31):
Total Assets	$17,756	$17,924	$17,101	$17,310
Stockholders’ Equity	7,888	7,634	7,644	7,538

The 2003 Restatement adjustments affecting the years 2000 and 1999 are adjustments with respect to net sales, intercompany foreign exchange gains and losses, international pension and employee benefit plan accruals, income taxes and other restatement items, as described in “Item 8. Financial Statements—Note 2. Restatement of Previously Issued Financial Statements.”

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in this Item 7 has been revised to reflect the restatement.

Summary

For 2003, the Company reported annual global sales of $20.9 billion. Sales increased 15% from the prior year level, reflecting volume increases of 9%, net price increases of 2%, and a 4% impact from foreign exchange fluctuations. U.S. sales increased 14%, partly due to the impact on 2002 sales from the workdown of non-consignment wholesaler inventory, while international sales increased 18%, including a 10% favorable foreign exchange impact. In 2003, the Company had two product lines with sales of over $2.0 billion each—PRAVACHOL and PLAVIX*. PRAVACHOL sales grew 25%, including a 7% favorable foreign exchange impact, to $2.8 billion, and PLAVIX* sales grew 31%, including a 3% favorable foreign exchange impact, to $2.5 billion. In addition to these two products, the Company had 45 product lines with more than $50 million each in annual sales, including 29 product lines with more than $100 million each in annual sales, of which six had annual sales in excess of $500 million each.

Earnings from continuing operations before minority interest and income taxes increased 70% to $4,694 million in 2003 from $2,761 million in 2002. Net earnings from continuing operations were $3,106 million, or $1.60 and $1.59 per share on a basic and diluted basis, respectively, compared to $2,067 million, or $1.07 and $1.06 per share each on a basic and diluted basis in 2002. While the Company expects exclusivity losses and new product mix to challenge its margins, the Company remains committed to investing in its businesses to maximize key growth drivers and to advance its pipeline. Several items affected the comparability of the results between 2003 and 2002, as discussed below under “—Earnings” and “—Outlook for 2004.”

At December 31, 2003, the Company held almost $5.5 billion in cash, cash equivalents, and marketable securities. Approximately $5.4 billion of such cash, cash equivalents, and marketable securities were held by the Company’s foreign subsidiaries, which the Company does not expect to repatriate in the foreseeable future. In 2004, the Company expects cash generated by its U.S. operations, together with borrowings from the capital markets, to sufficiently cover cash needs for working capital, capital expenditures and dividends in the U.S. Repatriation to the United States would require additional tax provisions not reflected in the consolidated financial statements. For a further discussion of this matter, see “—Critical Accounting Policies—Income Taxes” below.

The Company and its subsidiaries are the subject of a number of significant pending lawsuits, claims, proceedings and investigations. It is not possible at this time reasonably to assess the final outcome of these investigations or litigations. Management continues to believe, as previously disclosed, that during the next few years, the aggregate impact, beyond current reserves, of these and other legal matters affecting the Company is reasonably likely to be material to the Company’s results of operations and cash flows, and may be material to its financial condition and liquidity. For additional discussion of this matter, see “Item 8. Financial Statements—Note 22. Legal Proceedings and Contingencies.”

Long-term debt increased to $8.5 billion at December 31, 2003 from $6.3 billion at December 31, 2002 primarily due to the $1.0 billion of fixed rate notes and $1.2 billion of floating rate convertible debentures issued in August 2003 and October 2003, respectively. The proceeds from these issuances were used to repay short-term borrowings and fund the cash needs of the U.S. operations. Cash provided from operating activities was $3.5 billion in 2003, and working capital was $4.4 billion at December 31, 2003. The Company paid dividends of approximately $2.2 billion, which provided a dividend yield of 4.4% in 2003.

In 2003, consistent with the Company’s mission to extend and enhance human life by developing the highest-quality products, the Company invested $2.3 billion in research and development, a 3% growth over 2002. Research and development dedicated to pharmaceutical products, including milestone payments for in-licensing and development programs, was $2.1 billion and as a percentage of Pharmaceutical sales was 14.2% compared to 16.5% in 2002. The compound annualized growth in pharmaceutical research and development spending was 9% over the past five years.

Restatement of Previously Issued Financial Statements

The Company is restating its consolidated balance sheet at December 31, 2002, and consolidated statements of earnings, cash flows, and comprehensive income and retained earnings for the years ended December 31, 2002 and 2001, and its financial statements for the first, second and third quarters of 2003, including comparable interim periods in 2002 (the “2003 Restatement”). The restatement affects periods prior to 2001. The impact of the restatement on such prior periods is reflected as an adjustment to opening retained earnings as of January 1, 2001. The restatement is reported in this Annual Report on Form 10-K for the year ended December 31, 2003 and will be reported in amendments to our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2003, June 30, 2003, and September 30, 2003. The 2003 Restatement (i) corrects certain of the Company’s historical accounting policies to conform to U.S. generally accepted accounting principles (“GAAP”) and (ii) corrects certain errors made in the application of GAAP.

In late October 2002, the Company determined that certain of its sales to certain wholesalers for its U.S. pharmaceuticals business should be accounted for under the consignment sales accounting model and, accordingly, determined to restate its sales and earnings for sales to these wholesalers. Following that determination, the Company also determined that it would correct certain of its historical accounting policies to conform the accounting to GAAP and certain known errors made in the application of GAAP that were previously not recorded because in each such case the Company believed the amount of any such error was not material to the Company’s consolidated financial statements. In addition, as part of the restatement process, the Company investigated its accounting practices in certain areas that involve significant judgments and determined to restate additional items with respect to which the Company concluded errors were made in the application of GAAP, including certain revisions of inappropriate accounting. In March 2003, the Company completed the restatement of its financial statements for these items and restated its financial statements for the three years ended December 31, 2001, including the corresponding interim periods, and the first and second quarters of 2002, including comparable prior interim periods in 2001 (the “2002 Restatement”).

After completing the 2002 Restatement, the Company continued to identify and implement actions to improve the effectiveness of its disclosure controls and procedures and internal controls over financial reporting. In connection with this effort, the Company (i) has substantially strengthened the organization and personnel of the senior financial and control functions, (ii) adopted more rigorous policies and procedures with respect to its balance sheet review process, (iii) focused its internal audit function on financial reporting controls, (iv) engaged a consultant to assist in the evaluation and documentation of certain financial reporting and disclosure processes throughout the Company and (v) engaged a consultant to assist in a comprehensive and detailed review of certain of the Company’s tax reporting and accounting. In addition, at the request of the Company’s Audit Committee, the Company’s independent auditors performed more extensive procedures with respect to the Company’s interim financial information during 2003 and, based on the auditors’ assessment of the Company’s risk profile, expanded the scope and amount of field work to be performed for certain areas in connection with its audit of the Company for 2003. These actions contributed significantly to the Company identifying additional errors relating to prior periods not reflected in the 2002 Restatement. For a discussion of the individual restatement adjustments, see “Item 8. Financial Statements—Note 2. Restatement of Previously Issued Financial Statements for Years Ended December 31, 2002 and 2001.”

In connection with their audits of the 2002 Restatement and the Company’s consolidated financial statements for the year ended December 31, 2002, the Company’s independent auditors, PricewaterhouseCoopers LLP (PwC), identified and communicated to the Company and the Audit Committee two “material weaknesses” (as defined under standards established by the American Institute of Certified Public Accountants) relating to the Company’s accounting and public financial reporting of significant matters and to its initial recording and management review and oversight of certain accounting matters. In addition, at that time, PwC identified and communicated to the Company and its Audit Committee a “reportable condition” (as defined under standards established by the American Institute of Certified Public Accountants) relating to the Company’s internal controls over its financial reporting for income taxes. In 2003, the Company dedicated substantial resources to improving its controls over its accounting and financial disclosure and reporting, and the auditors have not identified material weaknesses in connection with their audit of the 2003 financial statements. In addition, the Company has devoted substantial resources towards remedying the reportable condition in relation to taxes. The Company also retained a consultant to assist in a comprehensive and detailed review of certain aspects of its tax accounting and reporting. The Company examined its financial reporting for taxes in each significant jurisdiction where the Company or one of its subsidiaries was subject to tax. As a result of this review, a number of prior period errors were identified, which are reflected in the 2003 Restatement. In addition, the Company undertook a review to evaluate certain issues that had been raised concerning the manner in which the Company determined its provision for income taxes. The Company has determined that prior to 2000 there were certain inappropriate adjustments to tax contingency reserves made for the improper purpose of recording a provision for income taxes consistent with the Company’s projected effective tax rate. In addition, there may have been inappropriate adjustments in 2001 and 2002. The Company has completed a review and has not been able to determine whether or not any of the errors relating to its tax contingency reserves being corrected in the restatement are related to inappropriate accounting. In connection with the audit of the Company’s consolidated financial statements for the year ended December 31, 2003, PwC has advised the Company and its Audit Committee that the “reportable condition” in the income tax accounting area remains, and the Company expects to complete remediation of this reportable condition by the end of 2004.

Throughout Management’s Discussion and Analysis of Financial Condition and Result of Operations, all referenced amounts for prior periods and prior period comparisons reflect the balances and amounts on a restated basis.

Net Sales

Sales in 2003 were $20.9 billion, an increase of 15% from the prior year. The increase in sales in 2003 is driven by volume, which increased over 2002 levels, partly due to the impact on 2002 sales from the workdown of non-consignment wholesaler inventory. U.S. sales increased 14% to $12,897 million in 2003 compared to a decrease of 4% to $11,348 million in 2002, while international sales increased 18% to $7,997 million in 2003, including a 10% favorable foreign exchange impact, compared to an increase of 8% to $6,758 million in 2002 (with no significant foreign exchange impact). In general, the Company’s business is not seasonal. For information on U.S. pharmaceuticals prescriber demand, reference is made to the table within Business Segments under the Pharmaceuticals section below, which sets forth a comparison of changes in net sales to the estimated total prescription growth (for both retail and mail order customers) for certain of the Company’s primary care pharmaceutical products. Sales in 2002 were

$18.1 billion compared with $18.0 billion in 2001, an increase of 1%. Sales in 2002 and 2001 included approximately $1,540 million and $331 million, respectively, of sales related to products acquired as part of the DuPont Pharmaceuticals acquisition (DuPont Pharmaceuticals), which was completed on October 1, 2001. Domestic sales in 2002 decreased 4% to $11,348 million, while international sales increased 8% to $6,758 million in 2002 (foreign exchange had no significant impact).

The composition of the net increase in sales is as follows:

	2003	Restated 2002
Volume	9%	3%
Selling prices, net	2%	(3%)
Foreign exchange	4%	—

Increase in sales	15%	—

A significant portion of the Company’s U.S. pharmaceuticals sales is made to wholesalers. The Company experienced a substantial buildup of wholesaler inventories in its U.S. pharmaceuticals business over several years, primarily in 2000 and 2001. This buildup was primarily due to sales incentives offered by the Company to its wholesalers, including discounts, buy-ins in anticipation of price increases, and extended payment terms to certain U.S. pharmaceuticals wholesalers. These were generally offered toward the end of a quarter as an incentive to wholesalers to purchase products in an amount sufficient to meet the Company’s quarterly sales projections established by the Company’s senior management. The timing of the Company’s recognition of revenue from its sales to wholesalers differs by wholesaler and by period.

Historically, the Company recognized revenue for sales upon shipment of products to its customers. Under GAAP, revenue is recognized when substantially all the risks and rewards of ownership have transferred. In the case of sales made to wholesalers (1) as a result of incentives, (2) in excess of the wholesaler’s ordinary course of business inventory level, (3) at a time when there was an understanding, agreement, course of dealing or consistent business practice that the Company would extend incentives based on levels of excess inventory in connection with future purchases and (4) at a time when such incentives would cover substantially all, and vary directly with, the wholesaler’s cost of carrying inventory in excess of the wholesaler’s ordinary course of business inventory level, substantially all the risks and rewards of ownership do not transfer upon shipment and, accordingly, such sales should be accounted for using the consignment model. The determination of when, if at all, sales to a wholesaler meet the foregoing criteria involves evaluation of a variety of factors and a number of complex judgments.

Under the situations described above, utilizing the consignment model, the Company does not recognize revenue upon shipment of product. Rather, upon shipment of product the Company invoices the wholesaler, records deferred revenue at gross invoice sales price and classifies the inventory held by the wholesalers as consignment inventory at the Company’s cost of such inventory. The Company recognizes revenue (net of discounts, rebates, estimated sales allowances and accruals for returns) when the consignment inventory is no longer subject to incentive arrangements but not later than when such inventory is sold through to the wholesalers’ customers, on a first-in first-out (FIFO) basis. For additional discussion of the Company’s revenue recognition policy, see “Item 8. Financial Statements—Note 1. Accounting Policies.”

In the 2002 Restatement, the Company restated its previously issued financial statements for the period 1999 through the second quarter of 2002 to correct the timing of revenue recognition for certain previously recognized U.S. pharmaceuticals sales to Cardinal Health, Inc. (Cardinal) and McKesson Corporation (McKesson), two of the largest wholesalers for the Company’s U.S. pharmaceuticals business, that, based on the application of the criteria above, were recorded in error at the time of shipment and should have been accounted for using the consignment model.

At December 31, 2003 and 2002, the Company’s aggregate cost of the pharmaceutical products held by Cardinal and McKesson that were accounted for using the consignment model (and, accordingly, were reflected as consignment inventory on the Company’s consolidated balance sheet) was approximately $4 million and $58 million, respectively, of which approximately $2 million and $1 million at December 31, 2003 and 2002, respectively, related to oncology products sold through the Oncology Therapeutics Network (OTN). The deferred revenue, recorded at gross invoice sales price, related to the inventory of pharmaceutical products accounted for using the consignment model was approximately $76 million and $470 million at December 31, 2003 and 2002, respectively, of which approximately $64 million and $39 million at December 31, 2003 and 2002, respectively, related to OTN. As a result of the restatement for the application of the consignment model, approximately $1,980 million of sales (excluding OTN and net of discounts, rebates and other adjustments) had been reversed from the period 1999 through 2001, of which approximately $321 million and $1,397 million were recognized in 2003 and 2002, respectively, as consigned inventory held by Cardinal and McKesson was worked down. A significant portion of the 2003 workdown was recognized in the first quarter. The corresponding effect on earnings from continuing operations before minority interest and income taxes was an increase of $237 million and $1,095 million in 2003 and 2002, respectively. Sales to Cardinal and McKesson represented approximately 66%, 70% and 60% of U.S. Pharmaceuticals net sales in 2003, 2002 and 2001, respectively.

The Company estimates, based on the data noted above, that the inventory of pharmaceutical products held by the other U.S. pharmaceuticals wholesalers was in the range of approximately $100 million in excess of or below approximately one month of supply at December 31, 2003. This estimate is subject to the inherent limitations of estimates that rely on third-party data, as certain third-party information was itself in the form of estimates, and reflect other limitations. The Company expects to account for certain pharmaceutical sales relating to OTN using the consignment model until its agreement with McKesson expires in 2006.

Earnings

In 2003, earnings from continuing operations before minority interest and income taxes increased 70% to $4,694 million from $2,761 million in 2002. The increase was primarily a result of the sales increase and specified charges of $1,207 million recorded in 2002 for litigation settlements, asset impairments and write-offs for in-process research and development. This increase was partially offset by increased investment in advertising and promotion, and in marketing, selling and administrative expenses. Earnings from continuing operations increased 50% in 2003 to $3,106 million from $2,067 million in 2002. In 2003, basic and diluted earnings per share from continuing operations increased 50% each to $1.60 and $1.59, respectively, each from $1.07 and $1.06 in 2002, respectively. In 2002, earnings from continuing operations before minority interest and income taxes increased 22% to $2,761 million from $2,263 million in 2001. Earnings from continuing operations in 2002 increased 10% to $2,067 million from $1,871 million in 2001. In 2002, basic and diluted earnings per share from continuing operations increased 11% and 12% to $1.07 and $1.06, respectively, from $.96 and $.95 in 2001, respectively. Net earnings margins for continuing operations increased to 14.9% in 2003 from 11.4% in 2002 and 10.4% in 2001.

During the years ended December 31, 2003, 2002 and 2001, the Company recorded several items that affected the comparability of results of the periods presented herein, which are set forth in the following table. For a discussion of these items, see “Item 8. Financial Statements—Note 3. Alliances and Investments,” “—Note 4. Restructuring and Other Items,” “—Note 5. Acquisitions and Divestitures” and “—Note 6. Discontinued Operations.

	2003	Restated 2002	Restated 2001
	(dollars in millions)
Acquired in-process research and development	$—	$169	$2,772
Litigation charge, net	199	659	77
Asset impairment charge for investment in ImClone	—	379	—
Restructuring and other items(1)	195	68	588
Gain on sales of businesses/product lines	—	(30)	(475)

	394	1,245	2,962
Income tax benefit on above items	(36)	(472)	(1,057)
Settlement of prior year tax matters	—	(261)	—

	$358	$512	$1,905

(1)	Restructuring and other items consist of the following:

Year ended December 31, 2003	Cost of Products Sold	R&D	Provision for Restructuring & Other	Total
	(dollars in millions)
Up-front payments for four licensing agreements	$—	$102	$—	$102
Accelerated depreciation of assets	53	—	—	53
Termination benefits and other exit costs	—	—	50	50
Relocation expenses	—	—	13	13
Asset impairment charges	14	—	—	14
Retention benefits	—	—	2	2
Change in estimates	—	—	(39)	(39)

	$ 67	$102	$ 26	$195

Year ended December 31, 2002	Cost of Products Sold	R&D	Provision for Restructuring & Other	Total
	(dollars in millions)
Termination benefits	$ —	$ —	$ 71	$ 71
Other exit costs	—	—	38	38
Accelerated depreciation of assets	—	69	—	69
Asset write-down and impairment charges	2	—	51	53
Change in estimates	(17)	—	(146)	(163)

	$ (15)	$ 69	$ 14	$ 68

Year ended December 31, 2001	Decrease in Net Sales	Cost of Products Sold	Provision for Restructuring & Other	Total
	(dollars in millions)
Downsized and rationalized operations and facilities	$ —	$ —	$519	$519
Abandonment of non-strategic pharmaceutical product lines	74	—	—	74
Change in estimates	—	58	(63)	(5)

	$ 74	$ 58	$456	$588

Gross margin percentages were 63.7%, 63.9% and 69.4% in 2003, 2002 and 2001, respectively. Gross margins were negatively impacted in 2003 due to increased sales of lower-margin products in the OTN segment, $53 million in accelerated depreciation charges and a $14 million charge for asset impairment and other restructuring expenses largely offset by increased sales of higher margin products such as PRAVACHOL. The lower gross margin in 2002 compared to 2001 was principally due to the impact of generic competition in the United States for GLUCOPHAGE* IR, TAXOL® and BUSPAR, and an adverse change in product mix due to increased sales in the OTN segment.

The effective income tax rate on earnings from continuing operations before minority interest and income taxes was 25.9% in 2003 compared with 14.2% in 2002 and 9.4% in 2001. The increase in the 2003 effective tax rate over the 2002 effective tax rate is primarily due to the decrease in effective tax rate benefit from operations in Ireland, Puerto Rico and Switzerland, treatment of provisions for certain litigation reserves as non-deductible, and an increase in estimates for contingent tax matters in 2003 compared to 2002. The increase in the 2002 effective tax rate over the 2001 effective tax rate was primarily due to the decrease in effective tax rate benefit from operations in Ireland, Puerto Rico and Switzerland, and the provision of $205 million of valuation allowances, comprised of $112 million related to certain state and foreign net deferred tax assets, $93 million related to certain state and foreign tax net operating loss and tax credit carryforwards, partially offset by a $261 million net release of tax contingency reserves related primarily to the settlement of prior year tax matters, and the determination by the Company as to the expected settlement of ongoing tax litigation, which was resolved in 2003. The Company currently believes that the state net deferred tax assets, state net operating loss and tax credit carryforwards, and foreign net operating loss and tax credit carryforwards for which valuation allowances have been provided, more likely than not, will not be realized in the future. The lower effective income tax rate in 2001 results primarily from lower pre-tax income in the United States, due to the write-off of acquired in-process research and development, as well as proportionately greater tax benefits from income earned in lower tax rate jurisdictions such as Ireland, Puerto Rico and Switzerland.

Expenses

Total costs and expenses, as a percentage of sales, were 77.5% in 2003 compared with 84.8% in 2002 and 87.5% in 2001.

Cost of products sold, as a percentage of sales, increased over the last three years to 36.3% in 2003 compared with 36.1% in 2002 and 30.6% in 2001, principally due to increased sales of lower-margin products from OTN largely offset by increased sales of higher margin products such as PRAVACHOL. In 2003, cost of products sold includes $53 million of accelerated depreciation of assets in manufacturing facilities in North America expected to be closed by the end of 2006 and a $14 million charge for asset impairment and other restructuring expenses. Cost of products sold in 2002 included a $15 million reversal of prior period reserves for inventory write-offs related to cancelled actions and in 2001 included $58 million of other restructuring expenses.

Marketing, selling and administrative expenses, as a percentage of sales, decreased to 22.3% in 2003 from 22.8% in 2002. In 2003, marketing, selling and administrative expenses increased 13% to $4,660 million from $4,124 million in 2002 primarily due to increased sales support for ABILIFY* and AVAPRO*/AVALIDE*, higher pension costs, higher charges related to system infrastructure, higher insurance premiums, and unfavorable foreign exchange impact, principally related to the euro. Marketing, selling and administrative expenses, as a percentage of sales, increased to 22.8% in 2002 from 22.5% in 2001, or 2% to $4,124 million from $4,058 million. This slight increase was mainly due to higher sales force expenses as a result of the addition of the Medical Imaging business, acquired in October 2001.

Advertising and promotion expenses increased to $1,416 million in 2003 from $1,143 million in 2002, primarily as a result of promotional support for the ABILIFY* and REYATAZ launches and PLAVIX* in the United States, and additional support for in-line products and unfavorable foreign exchange impact in Europe. In 2002, advertising and promotion expenses decreased to $1,143 million from $1,201 million in 2001, primarily as a result of reduced spending on the metformin franchise and VANIQA*, partially offset by ABILIFY* product launch expenses and increased support of PLAVIX* and AVAPRO*/AVALIDE* in the United States. As a percentage of sales, 2003 advertising and promotion expenses increased to 6.8% from 6.3% in 2002 and 6.7% in 2001.

The Company’s investment in research and development totaled $2,279 million in 2003, an increase of 3% over 2002 and an increase from 2002 of 2% over 2001, but as a percentage of sales decreased to 10.9% in 2003 compared with 12.2% in 2002 and 12.0% in 2001. Research and development costs included $102 million of charges related to the up-front payments for licensing agreements in 2003 and $69 million of accelerated depreciation on research facilities in 2002. In 2003, research and development spending dedicated to pharmaceutical products decreased to 14.2% of Pharmaceuticals sales compared with 16.5% and 15.5% in 2002 and 2001, respectively. The Company is focusing its research and development activities so that it can fully realize the value of its research and development pipeline. The new priorities include rebalancing drug discovery and development to increase support for the Company’s full late-stage development pipeline and closing unnecessary facilities. They also include devoting greater resources to ensuring successful near-term product launches and increasing the Company’s efforts on in-licensing opportunities.

In 2002, the charges related to acquired in-process research and development were $169 million, primarily related to milestone payments to ImClone Systems Incorporated (ImClone) for ERBITUX*. Of the $200 million milestone payment to ImClone, $160 million was expensed as acquired in-process research and development in the first quarter of 2002. The remaining $40 million was recorded as an additional equity investment to eliminate the income statement effect of the portion of the milestone payment for which the Company has an economic claim through its ownership interest in ImClone. The acquired in-process research and development charge in 2001 was $2,772 million, including $2,009 million related to the DuPont Pharmaceuticals acquisition and $735 million attributable to the ImClone equity investment. In addition, acquired in-process research and development for 2002 and 2001 includes charges of $9 million and $28 million, respectively, for licensing payments related to products not yet approved for marketing.

Restructuring programs were implemented to downsize, realign and streamline operations in order to increase productivity, reduce operating expenses and rationalize the Company’s manufacturing network, research facilities and administrative functions. Actions under the 2003 restructuring program are expected to be complete by 2006 while actions under the 2002 and 2001 restructuring programs were substantially complete at December 31, 2003. As a result of these actions, the Company expects the future annual benefit to earnings from continuing operations before minority interest and income taxes to be approximately $64 million, $150 million and $400 million for the 2003, 2002 and 2001 programs, respectively. For additional information on restructuring, see “Item 8. Financial Statements—Note 4. Restructuring and Other Items.”

Litigation charges, net of settlement income, were $199 million in 2003, compared to $659 million in 2002 and $77 million in 2001. In the fourth quarter of 2003, the Company established reserves for liabilities in the total amount of $250 million, comprised of $150 million in relation to wholesaler inventory issues and certain other accounting matters, and $100 million in relation to pharmaceutical pricing and sales and marketing practices. In addition, the Company recorded charges of $31 million for other litigation matters and recognized income of $82 million. The $82 million income consists primarily of $30 million of income for patent defense cost reimbursement, $27 million in litigation settlement income and $21 million from the settlement of anti-trust litigation involving vitamin manufacturers. The 2002 charges of $659 million primarily related to BUSPAR and TAXOL® proposed settlements. For additional information on litigation, see “Item 8. Financial Statements—Note 22. Legal Proceedings and Contingencies.”

Equity in net income of affiliates for 2003 was $151 million, compared with $80 million and $78 million in 2002 and 2001, respectively. Equity in net income of affiliates principally related to the Company’s joint venture with Sanofi and investment in ImClone. In 2003, the increase in equity in net income of affiliates primarily reflects higher net income in the Sanofi joint venture. For additional information on equity in net income of affiliates, see “Item 8. Financial Statements—Note 3. Alliances and Investments.”

Other expenses, net of income were $179 million, $229 million and $98 million in 2003, 2002 and 2001, respectively. Other expenses include net interest expense, interest income, foreign exchange gains and losses, royalty income, and gains and losses on disposal of property, plant and equipment. The decrease in expenses in 2003 from 2002 was primarily due to net gains from interest rate swaps. The increase in expenses in 2002 compared to 2001 was principally due to higher interest expenses related to borrowings of $6.5 billion related to the DuPont Pharmaceuticals and ImClone transactions in 2001.

Business Segments

The Company operates in four reportable segments—Pharmaceuticals, OTN, Nutritionals and Other Healthcare. In 2003, OTN, which was previously included in the Pharmaceuticals segment, met the quantitative thresholds of a reportable segment as outlined in SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. Accordingly, prior periods have been reclassified to conform with current year presentations. The percent of the Company’s sales by segment were as follows:

	% of Total Sales
	2003	Restated 2002	Restated 2001
Pharmaceuticals	71	71	75
Oncology Therapeutics Network	11	10	8
Nutritionals	10	10	10
Other Healthcare	8	9	7

Pharmaceuticals

In 2003, worldwide Pharmaceuticals sales increased 16% to $14,925 million, reflecting a 2% price increase, 9% volume increase and a 5% increase in foreign exchange. Domestic sales in 2003 increased 16% to $8,431 million primarily due to increased sales of PLAVIX*, the PRAVACHOL franchise, ABILIFY* (total revenue), GLUCOVANCE* and PARAPLATIN and partly due to the impact on 2002 sales from the workdown of non-consignment wholesaler inventory, partially offset by decreased sales of GLUCOPHAGE* IR and TAXOL® primarily due to generic competition. REYATAZ was launched in July 2003, with $83 million in domestic sales. International sales in 2003 increased 17% to $6,494 million, including an 11% favorable foreign exchange impact, primarily due to increased sales of PRAVACHOL, TAXOL®, PLAVIX*, AVAPRO*/AVALIDE* and Analgesic products in Europe partially offset by price declines principally in Germany and Italy.

In 2002, worldwide pharmaceuticals sales decreased 6% to $12,812 million, reflecting a 4% price decline, 2% volume decline, and no foreign exchange impact. Domestic sales declined 14% to $7,273 million, primarily due to generic competition in the United States on GLUCOPHAGE* IR, TAXOL® and BUSPAR, partially offset by increased sales of PLAVIX* and the addition of products acquired from the DuPont Pharmaceuticals acquisition, which was completed on October 1, 2001. In addition, the decrease in domestic pharmaceutical sales was impacted by the buildup in the prior period of inventory levels at those U.S. wholesalers not accounted for under the consignment model and the subsequent workdown in 2002. Approximately $1,395 million of sales (calculated net of discounts, rebates and other adjustments) recognized in the year ended December 31, 2002 had been reversed from prior years. International sales increased 9% to $5,539 million (with no significant foreign exchange impact) primarily due to increased sales of PRAVACHOL and PLAVIX* in Europe, TAXOL® in Japan and the addition of products acquired from the DuPont Pharmaceuticals acquisition.

Key pharmaceutical products and their sales include the following:

•	Total revenue for ABILIFY*, which is primarily domestic alliance revenue for the Company’s 65% share of net sales in copromotion countries with Otsuka Pharmaceutical Co., Ltd. (Otsuka), was $283 million. The schizophrenia agent was introduced in the United States in November 2002 and by December 2003, had achieved more than a 7% weekly new prescription share of the U.S. antipsychotic market. The Company received approval for a Supplemental New Drug Application (sNDA) for ABILIFY* for maintaining stability in patients with schizophrenia, and has announced that it submitted an sNDA for ABILIFY* for the treatment of acute mania in patients with bipolar disorder to the U.S. Food and Drug Administration (FDA). ABILIFY* is being developed and marketed by Bristol-Myers Squibb and its partner Otsuka.

•	Sales of the PRAVACHOL franchise increased 25%, including a 7% favorable foreign exchange impact, to $2,827 million in 2003. Domestic sales increased 22% to $1,605 million in 2003, while international sales increased 28%, including a 17% favorable foreign exchange impact, to $1,222 million. Sales for the PRAVACHOL franchise increased 8% to $2,266 million in 2002 from $2,101 million in 2001. A six-month exclusivity extension was granted through April 2006.

•	Sales of PLAVIX*, a platelet aggregation inhibitor, increased 31%, including a 3% favorable foreign exchange impact, to $2,467 million in 2003. Sales of AVAPRO*/AVALIDE*, an angiotensin II receptor blocker for the treatment of hypertension, increased 29%, including a 6% favorable foreign exchange impact, to $757 million in 2003. Sales of PLAVIX* and AVAPRO*/AVALIDE* increased 61% and 20% to $1,890 million and $586 million, respectively, in 2002. Sales of PLAVIX* and AVAPRO*/AVALIDE* were $1,171 million and $487 million in 2001. PLAVIX* and AVAPRO*/AVALIDE* are cardiovascular products that were launched from the alliance between Bristol-Myers Squibb and Sanofi.

•	Sales of TAXOL® and PARAPLATIN, the Company’s leading anticancer agents, increased 9%, including a 12% favorable foreign exchange impact, to $934 million and 24% to $905 million (with no significant foreign exchange impact), respectively, in 2003. International sales of TAXOL® increased 23%, including a 14% favorable foreign exchange impact, to $882 million, led by strong sales in Japan and France. Domestic sales of TAXOL® decreased 62% to $52 million due to generic competition. Domestic sales of PARAPLATIN increased 26% to $769 million. In 2002, TAXOL® sales decreased 23% to $857 million from $1,112 million in 2001 and PARAPLATIN sales increased 23% to $727 million from $592 million in 2001.

•	Sales of SUSTIVA, an antiretroviral agent for the treatment of human immunodeficiency virus/auto-immune immunodeficiency virus (HIV/AIDS), increased 20%, including a 7% favorable foreign exchange impact, to $544 million in 2003 from $455 million in the prior year. International sales of SUSTIVA increased 31%, including an 18% favorable foreign exchange impact, to $210 million in 2003. SUSTIVA was acquired from DuPont Pharmaceuticals in October 2001 and recorded sales were $68 million for that year.

•	MONOPRIL, a second-generation angiotensin converting enzyme (ACE) inhibitor for the treatment of hypertension, had increased sales of 10%, including a 5% favorable foreign exchange impact, reaching $470 million in 2003. MONOPRIL sales increased 3% to $426 million in 2002 from $413 million in 2001.

•	GLUCOPHAGE* franchise sales increased 22% to $948 million in 2003, compared to a 67% decrease to $778 million in 2002 from $2,337 million in 2001. GLUCOPHAGE* IR, an oral medication for treatment of non-insulin dependent (type 2) diabetes, saw 2003 sales decrease 46% to $118 million. The decline in GLUCOPHAGE* IR was due to the introduction of generic metformin in the United States in early 2002. GLUCOPHAGE* IR sales decreased 88% to $220 million in 2002 from $1,838 million in 2001. GLUCOVANCE*, an oral combination drug, and GLUCOPHAGE* XR (Extended Release) tablets had sales in 2003 of $424 million and $395 million, respectively, compared with sales in 2002 of $246 million and $297 million, respectively, and sales in 2001 of $269 million and $230 million, respectively.

•	Sales of ZERIT, an antiretroviral agent used in the treatment of HIV/AIDS, decreased 20%, including a 5% favorable foreign exchange impact, to $354 million in 2003, primarily as a result of decreased demand due to potential adverse side effects. ZERIT sales decreased 14% to $443 million in 2002 from $515 million in 2001.

•	Sales of VIDEX/VIDEX EC, an antiretroviral agent used in the treatment of HIV/AIDS, increased 2%, including an 8% favorable foreign exchange impact, to $267 million in 2003. VIDEX/VIDEX EC sales increased 9% to $262 million in 2002 from $240 million in 2001.

•	Sales of SERZONE, a treatment for depression, decreased 56% to $98 million in 2003 as a result of loss of exclusivity and a labeling change indicating a potential serious side effect of the product. SERZONE sales decreased 34% to $221 million in 2002 from $334 million in 2001.

The following table sets forth a comparison of reported net sales changes and the estimated total prescription growth (for both retail and mail order customers) for certain of the Company’s U.S. pharmaceutical prescription products. The estimated prescription growth amounts are based on third-party data provided by IMS Health, a supplier of market research to the pharmaceutical industry. A significant portion of the Company’s domestic pharmaceutical sales is made to wholesalers. Where changes in reported net sales differ from prescription growth, this change in net sales may not reflect underlying prescriber demand.

	2003		2002		2001
	% Change in U.S. Net Sales(a)	% Change in U.S. Total Prescriptions(b)	Restated % Change in U.S. Net Sales(a)	% Change in U.S. Total Prescriptions(b)	Restated % Change in U.S. Net Sales(a)		% Change in U.S. Total Prescriptions(b)
PRAVACHOL	22	2	1	5	20		9
PLAVIX*	27	29	63	35	28		35
AVAPRO*/AVALIDE*	24	15	16	13	33		20
SUSTIVA	13	17	* *	16	—		N/A
MONOPRIL	16	(16)	2	(8)	3		(1)
GLUCOVANCE*	72	3	(9)	48	*	*	* *
GLUCOPHAGE*XR	33	(3)	29	81	*	*	* *
ZERIT	(29)	(25)	(13)	(11)	(12)		(8)
CEFZIL	14	(4)	(7)	(14)	(9)		(11)
COUMADIN	1	(15)	* *	(16)	—		N/A
VIDEX/VIDEX EC	(11)	3	15	13	22		13

**	In excess of 200%.

(a)	Reflects change in net sales in dollar terms, including change in average selling prices and wholesaler buying patterns.

(b)	Reflects change in total prescriptions in unit terms, based on third-party data.

Earnings before minority interest and income taxes of $4,369 million in 2003 increased from $3,185 million in 2002 primarily due to increased sales, which were partially offset by increased advertising and product spending on new and existing in-line products. Earnings before minority interest and income taxes in 2002 and 2001 were $3,185 million and $1,857 million, respectively. The increase in 2002 is mainly due to lower earnings in 2001 as a result of the write-off of $2,772 million of acquired in-process research and development. Earnings in 2002 were unfavorably affected by higher sales of lower margin products, and the full year impact of generic competition on GLUCOPHAGE* IR, TAXOL® and BUSPAR in the United States.

Oncology Therapeutics Network

In 2003, OTN sales were $2,241 million, an increase of 18% over the prior year due to volume growth and manufacturers’ price changes. In 2002, sales increased 33% to $1,900 million from $1,433 million in 2001. OTN sales accounted for 11%, 10%, and 8% of the Company’s net sales in 2003, 2002 and 2001, respectively.

Earnings before minority interest and income taxes of $14 million in 2003 decreased slightly from $15 million in 2002 and $16 million in 2001 due to margin erosion and investments in system infrastructure.

Nutritionals

In 2003, Nutritionals sales were $2,023 million, an increase of 11% over 2002. This increase was due to a 7% increase in volume and a 5% price increase, partially offset by a 1% decrease due to foreign exchange. International sales increased 9%, including a 2% unfavorable foreign exchange impact, to $938 million from $862 million in 2002. Domestic sales increased 13% to $1,085 million from $959 million in 2002. Worldwide children’s nutritionals sales increased 10%, including a 5% unfavorable foreign exchange impact, to $421 million in 2003 from $383 million in 2002, as a result of a 29% increase in sales of ENFAGROW, primarily throughout the Pacific region, to $156 million in 2003. Worldwide infant formula sales increased 10% to $1,284 million in 2003 (with no significant foreign exchange impact), primarily due to increased sales of ENFAMIL, the Company’s largest-selling infant formula. International sales of ENFAMIL increased 5% to $239 million in 2003 from $228 million in 2002 (with no significant foreign exchange impact) and domestic sales of ENFAMIL increased 10% to $569 million in 2003 from $518 million in 2002. Mead Johnson Nutritionals (Mead Johnson) continues to be the leader in the U.S. infant formula market. In 2002, Nutritionals sales remained consistent with 2001 sales at $1.8 billion, reflecting a 2% increase due to price, offset by a 1% decrease due to volume and a 1% decrease due to foreign exchange. Worldwide infant formula sales decreased 4% to $1,172 million, primarily in the specialty infant formula business. In 2002, worldwide sales of ENFAMIL decreased 1% to $746 million from $753 million in 2001. Worldwide children’s nutritional sales increased 24%, including a 2% unfavorable foreign exchange impact, to $383 million in 2002 from $308 million in 2001, as a result of a 53% increase in sales of ENFAGROW, primarily across the Pacific region, to $121 million in 2002.

Earnings before minority interest and income taxes in the Nutritionals segment increased to $542 million in 2003 from $486 million in 2002. This increase is primarily due to increased sales of ENFAMIL in the United States. In 2002, earnings before minority interest and income taxes in the Nutritionals segment decreased to $486 million from $517 million in 2001 as a result of increased promotional spending and sales force expenses related to the ENFAMIL product line.

Other Healthcare

The Other Healthcare segment includes ConvaTec, the Medical Imaging business and Consumer Medicines in the United States and Japan.

Sales in the Other Healthcare segment increased 8% to $1,705 million in 2003 from $1,573 million in 2002. In 2003, the Other Healthcare sales increase was a result of a 2% increase due to volume, a 1% increase from changes in selling prices and a 5% increase due to foreign exchange. In 2002, sales in this segment increased 28% to $1,573 million, including $462 million of sales from Medical Imaging, which was purchased in October 2001 as part of the DuPont Pharmaceuticals acquisition. The Other Healthcare sales increase in 2002 was a result of a 25% increase due to volume, a 2% increase from changes in selling prices and a 1% favorable foreign exchange impact. Other Healthcare sales by business were as follows:

	2003	Restated 2002	Restated 2001	% Change
				2003 to 2002	2002 to 2001
	(dollars in millions)
ConvaTec	$843	$734	$710	15%	3%
Medical Imaging	508	462	98	10%	* *
Consumer Medicines	354	377	424	(6%)	(11%)

Total Other Healthcare	$1,705	$1,573	$1,232	8%	28%

**	In excess of 200%.

In 2003, the increase in ConvaTec sales was due to a 13% increase, including a 9% favorable foreign exchange impact, in worldwide sales of ostomy products to $512 million and strong growth of worldwide wound care products, which increased 17%, including a 9% favorable foreign exchange impact, to $319 million. Foreign exchange in 2003 had a 9% favorable effect on sales. In 2002, the increase in ConvaTec sales was due to a 1% increase in worldwide sales of ostomy products to $453 million and strong growth of worldwide wound care products, which increased 10% to $273 million. Foreign exchange contributed 1% to the sales increase in 2002.

In 2003, the increase in Medical Imaging sales was from a 4% increase in volume, a 4% increase from changes in selling prices and a 2% increase due to foreign exchange. Worldwide sales of CARDIOLITE increased 8% to $324 million from $299 million in 2002. The Medical Imaging business was purchased in October 2001 as part of the DuPont Pharmaceuticals acquisition.

The steady decline in sales of Consumer Medicines, from $424 million in 2001 to $377 million in 2002 to $354 million in 2003, is in part due to distributors reducing inventory levels to more desirable levels. Consumption of EXCEDRIN and other consumer brands remain flat.

Earnings before minority interest and income taxes in the Other Healthcare segment decreased to $408 million in 2003 from $427 million in 2002, primarily as a result of unfavorable product mix and inventory write-offs for EXCEDRIN QUICKTABS in the Consumer Medicines business. In 2002, earnings before minority interest and income taxes in this segment increased to $427 million from $328 million in 2001, primarily due to the strong growth in the ConvaTec business and the addition of the Medical Imaging business in October 2001.

Geographic Areas

The Company’s products are available in virtually every country in the world. The largest markets are in the United States, France, Japan, Germany, Spain, Italy and Canada.

Sales in the United States increased 14% in 2003, primarily due to increased sales of PLAVIX*, the OTN segment, the PRAVACHOL franchise, ABILIFY* (total revenue), GLUCOVANCE* and PARAPLATIN. These sales increases were partially offset by the continued impact of generic competition in the United States on GLUCOPHAGE* IR and TAXOL® and the result of loss of exclusivity and a label change indicating a potential serious side effect of SERZONE. In 2002, sales in the United States decreased 4%, primarily due to the impact of generic competition in the United States on GLUCOPHAGE* IR, TAXOL® and BUSPAR and, to a lesser extent, the buildup in the prior period of inventory levels at those U.S. wholesalers not accounted for under the consignment model and the subsequent workdown in 2002. This decrease was partially offset by an increase in PLAVIX* sales and the addition of the products acquired from DuPont.

DuPont Pharmaceuticals’ U.S. pharmaceuticals sales in 2002 were $603 million. The Company’s acquisition of DuPont Pharmaceuticals was completed on October 1, 2001. For information on U.S. pharmaceuticals prescriber demand, refer to the table within “Item 1. Business—Business Segments—Pharmaceutical Segment”, which sets forth a comparison of changes in net sales to the estimated total prescription growth (for both retail and mail order customers) for certain of the Company’s primary care pharmaceutical products.

Sales in Europe, Middle East and Africa increased 23%, including a 16% increase from foreign exchange, as a result of sales growth of PRAVACHOL in France, TAXOL® in France, Germany, Spain and Italy, analgesics in France, PLAVIX* in Germany and Spain, AVAPRO*/AVALIDE* in Italy and SUSTIVA in Spain. The favorable impact of foreign exchange was primarily due to the euro. In 2002, sales in Europe, Middle East and Africa increased 12%, including a 4% increase from foreign exchange, as a result of the strong growth of PRAVACHOL in France and the United Kingdom, PLAVIX* in Spain, and the addition of the DuPont Pharmaceuticals products in several markets in the region. DuPont Pharmaceuticals’ sales in the region were $309 million in 2002.

Sales in the Other Western Hemisphere countries increased 10%, including a 5% decrease from foreign exchange, primarily due to increased sales of PLAVIX* in Canada. The unfavorable impact of foreign exchange was primarily in Mexico, Brazil and Venezuela. In 2002, sales in Other Western Hemisphere countries decreased 6%, including an 8% decrease from foreign exchange. The unfavorable impact of foreign exchange was primarily in Brazil and Argentina. The underlying sales growth was primarily due to increased sales of PLAVIX* in Canada and of nutritional products in Mexico.

Pacific region sales increased 12%, including a 6% increase from foreign exchange in 2003, as a result of increased sales of TAXOL® in Japan and increased sales of ENFAGROW throughout the region. In 2002, sales in the Pacific region increased 12%, including a 2% decrease from foreign exchange. Products with strong growth included TAXOL® and PARAPLATIN in Japan and nutritional products in China and Indonesia.

Developments

In February 2004, the FDA approved the Biologics License Application (BLA) for ERBITUX*, the anticancer agent that the Company is developing in partnership with ImClone. ERBITUX* Injection is for use in combination with irinotecan in the treatment of patients with Epidermal Growth Factor Receptor (EGFR)-expressing, metastatic colorectal cancer who are refractory to irinotecan-based chemotherapy and for use as a single agent in the treatment of patients with EGFR-expressing, metastatic colorectal cancer who are intolerant to irinotecan-based chemotherapy. In accordance with the agreement, the Company paid ImClone $250 million in March 2004 as a milestone payment for the approval of ERBITUX* by the FDA.

In January 2004, the Company announced that it has agreed to acquire Acordis Specialty Fibres (Acordis), a privately held company based in the United Kingdom that licenses patent rights and supplies materials to ConvaTec for its Wound Therapeutics line. The transaction is subject to regulatory approval which has not been received. If the transaction is completed, the Company expects to record an in-process research and development charge between $50 million to $70 million.

In December 2003, the Company confirmed that Mead Johnson, a wholly owned subsidiary of the Company, had reached an agreement with Novartis AG to sell to Novartis its Adult Nutritional business, brands, trademarks, patents and intellectual property rights for $385 million, including $20 million contingent on a product conversion and a $22 million upfront payment for a supply agreement. The transaction closed in February 2004 and a pre-tax gain of approximately $290 million is expected to be recorded in the first quarter of 2004. In 2003, Adult Nutritional products recorded sales of over $200 million.

In December 2003, the Company and Lexicon Genetics Incorporated (Lexicon) formed a broad alliance for drug discovery, development and commercialization in the neuroscience field. The alliance is designed to accelerate the discovery and development of breakthrough therapies to address significant, unmet medical needs in psychiatry and neurology. The Company made and expensed an initial payment of $36 million in 2003.

In October 2003, the Company and Corgentech Inc., a biotechnology company, entered into an agreement to jointly develop and commercialize Corgentech’s E2F Decoy (edifoligide), a treatment for the prevention of vein graft failure following coronary artery bypass graft and peripheral artery bypass graft surgery. The product is currently in Phase III clinical trials and the FDA has granted fast track status for both indications. The Company made and expensed an initial payment of $45 million in 2003. Further, there are potential clinical and regulatory milestone payments of $205 million, and arrangements for profit sharing.

In August 2003, PRAVIGARD™ PAC (Buffered Aspirin and Pravastatin Sodium) tablets were launched in the United States.

In July 2003, REYATAZ, a protease inhibitor for the treatment of HIV/AIDS, was launched in the United States. On March 2, 2004, the Company received marketing approval for REYATAZ in the EU.

In August 2003, the Company entered into a licensing and commercialization agreement with Flamel Technologies S.A. to develop and market BASULIN, the first controlled release, unmodified human insulin to be developed as a once-daily injection for patients with type 1 or type 2 diabetes. BASULIN is now entering Phase II clinical development. Under the agreement, the Company will lead and assume the cost of future development and manufacturing efforts for BASULIN and will have exclusive worldwide rights to the product. The Company made and expensed an initial payment of $20 million in October 2003, with the potential for an additional $145 million in clinical and regulatory milestone payments over time, and royalty payments on product sales.

Financial Position, Liquidity and Capital Resources

Cash, cash equivalents and marketable securities totaled approximately $5.5 billion at December 31, 2003, compared with $4.0 billion at December 31, 2002. Approximately $5.4 billion of such cash, cash equivalents and marketable securities was held by the Company’s foreign subsidiaries, which the Company does not expect to repatriate in the foreseeable future. In 2004, the Company expects cash generated by its U.S. operations, together with borrowings from the capital markets, to sufficiently cover cash needs for working capital, capital expenditures, and dividends in the U.S. Repatriation to the United States would require additional tax provisions not reflected in the consolidated financial statements. For a further discussion of this matter, see “—Critical Accounting Policies—Income Taxes” below. Working capital increased to $4.4 billion at December 31, 2003, from $1.6 billion at December 31, 2002, primarily as a result of an increase in marketable securities, and a decrease in commercial paper outstanding, partially offset by increased accrued expenses. Cash and cash equivalents, marketable securities, the conversion of other working-capital items and borrowings are expected to fund near-term operations.

Cash and cash equivalents at December 31, 2003 primarily consisted of U.S. dollar denominated bank deposits with an original maturity of three months or less. Marketable securities at December 31, 2003 primarily consisted of U.S. dollar denominated floating rate instruments with a ‘AAA/aaa’ credit rating. Due to the nature of these instruments, the Company considers it reasonable to expect that their fair market values will not be significantly impacted by a change in interest rates, and that they can be liquidated for cash at short notice. The average interest yield on cash and cash equivalents was 1.2% and 1.4% at December 31, 2003 and 2002, respectively, while interest yields on marketable securities averaged 1.3% and 1.6%, respectively.

Long-term debt at December 31, 2003, was denominated primarily in U.S. dollars but also included Japanese yen long-term debt of $293 million. Long-term debt increased to $8.5 billion at December 31, 2003 from $6.3 billion at December 31, 2002 primarily due to the $1.0 billion of fixed rate notes and $1.2 billion of floating rate convertible debentures issued in August 2003 and October 2003, respectively. The proceeds from these issuances were used to repay short-term borrowings and fund the cash needs of the U.S. operations. The convertible debentures mature in 2023, callable at par at any time on or after September 21, 2008 by the issuer, and are convertible into Company common stock at 24.2248 shares per $1,000 debenture ($41.28 per share), subject to increases up to a maximum of 38.7597 shares per $1,000 debenture based on increases in the market price of the stock above $41.28 per share, plus anti-dilution and certain other adjustments. Interest is payable quarterly at an annual rate equal to 3-month LIBOR, reset quarterly, minus 0.50%. A majority of the Company’s debt is fixed rate. The Company, however, has entered into fixed to floating interest rate swaps for $5.5 billion of its long-term debt. Interest expense in 2003, 2002 and 2001 was $488 million, $410 million, and $182 million, respectively. There was no U.S. commercial paper outstanding at December 31, 2003. U.S. commercial paper outstanding at December 31, 2002 was $1,158 million with an average interest rate of 1.40%. The average interest rate for the year ended December 31, 2003 and 2002, on international short-term borrowings were 8.04% and 9.58%, respectively, and on current installments of long-term debt were 1.33% and 2.56%, respectively.

As of December 31, 2003, the Company had two revolving credit facilities, totaling $1.0 billion in aggregate, as support for its domestic commercial paper program. These facilities were established in September 2001 and August 2003, respectively, with a syndicate of lenders, and are extendable at each anniversary date with the consent of the lenders. One of the revolving credit facilities has certain financial covenants, of which the Company is in compliance with as of December 31, 2003. There were no borrowings outstanding under the revolving credit facilities at December 31, 2003 and 2002. The Company had unused short-term lines of credit with foreign banks of $363 million and $321 million at December 31, 2003 and 2002, respectively.

In July 2003, Standard & Poor’s lowered its long-term credit rating on the Company from AA to AA-. In addition, Standard & Poor’s affirmed its A-1+ short-term rating. In April 2003, Moody’s Investors Service lowered the Company’s long-term credit rating from Aa2 to A1. In March 2003, Moody’s affirmed the Prime-1 short-term credit rating for the Company. On March 10, 2004, Standard & Poor’s placed both long-term and short-term ratings of the Company on watch with negative implications. Moody’s long-term credit rating remains on negative outlook.

Net cash provided by operating activities was approximately $3.5 billion in 2003, $0.9 billion in 2002 and $5.4 billion in 2001. The increase in 2003 is attributable to higher net earnings and income tax payments in 2002 primarily related to the gain arising from the sale of the Clairol business. Cash flow from operations also included pension contributions of $332 million, $554 million and $300 million in 2003, 2002 and 2001, respectively.

Cash provided from operations and borrowings were primarily used over the past three years to pay dividends of $6.5 billion and to repurchase 32 million shares at a cost of $1.8 billion in 2002 and 2001. The Company has also invested $2.9 billion over the past three years in capital expansion to improve plant efficiency and maintain superior research facilities.

During 2003, the Company did not purchase any of its common stock. The Company repurchased 5 million and 27 million shares of common stock at a cost of $164 million and $1,589 million in 2002 and 2001, respectively, bringing the total shares acquired since the share repurchase program’s inception to 372 million shares. The share repurchase program authorizes the Company to purchase common stock from time to time in the open market or through private transactions as market conditions permit. This program is intended to reduce the increase in shares outstanding from option exercises and to obtain shares for general corporate purposes.

Employment levels of 44,000 at December 2003 remained constant compared to prior-year levels.

Dividends declared per common share in each of the years 2003 and 2002 were $1.12 and in 2001 were $1.11. In December 2003, the Company declared a quarterly dividend of $.28 per common share and an indicated dividend for the full year 2004 of $1.12 per share.

The Company’s financial condition and liquidity could be affected by obligations to make milestone or other one-time payments and by the outcome of pending litigations and investigations, including the challenge to the PLAVIX* patent. For more information, see “Item 8. Financial Statements—Note 3. Alliances and Investments” and “—Note 22. Legal Proceedings and Contingencies.”

Contractual Obligations

Payments due by period for the Company’s contractual obligations at December 31, 2003, are as follows:

	Obligations Expiring by Period
	Total	2004	2005	2006	2007	2008	Later Years
	(dollars in millions)
Short-term borrowings	$114	$114	$—	$—	$—	$—	$—
Long-term debt(1)	8,522	13	116	2,500	—	545	5,348
Capital leases	13	—	4	2	2	1	4
Operating leases	456	98	95	77	65	46	75
Purchase Obligations	528	227	187	72	30	12	—
ImClone milestone payment	250	250	—	—	—	—	—
Stand-by letters of credit	61	60	1	—	—	—	—
Other long-term liabilities	1,177	342	374	303	34	30	94

Total	$11,121	$1,104	$777	$2,954	$131	$634	$5,521

(1)	2004 obligations are included in short-term borrowings on the Company’s consolidated balance sheet at December 31, 2003 and all balances represent the outstanding nominal long-term debt values.

In addition to the above, the Company has committed to make potential future “milestone” payments to third-parties as part of in-licensing and development programs. Payments under these agreements generally become due and payable only upon achievement of certain developmental, regulatory and/or commercial milestones. Because the achievement of these milestones is neither probable nor reasonably estimable, such contingencies have not been recorded on the Company’s consolidated balance sheet.

For a discussion of contractual obligations, reference is made to “Item 8. Financial Statements—Note 16. Short-Term Borrowings and Long-Term Debt,” “—Note 18. Financial Instruments,” “—Note 20. Leases,” and “—Note 21. Pension and Other Postretirement Benefit Plans.”

Off-Balance Sheet Arrangements

On March 5, 2002, the Company and ImClone revised their agreement, reducing the total payment to $900 million from $1.0 billion. Pursuant to this agreement, the Company paid ImClone $200 million in 2001, $140 million in 2002 and $60 million in 2003. In accordance with the agreement, the Company paid ImClone $250 million in March 2004 as a milestone payment for the approval of ERBITUX* by the FDA and will pay an additional $250 million if ERBITUX* is approved for use in a second tumor type. For a discussion of the Company’s agreement with ImClone, see “Item 8. Financial Statements—Note 3. Alliances and Investments.”

Recently Issued Accounting Standards

In January 2004, the Financial Accounting Standards Board (FASB) issued Staff Position No. FAS 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. At present, detailed regulations necessary to implement the act including how to account for the federal subsidy have not been issued. The Company has elected to defer recognizing the effects of the Act until authoritative guidance on the accounting for the federal subsidy is issued.

In December 2003, the Staff of the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 104 (SAB 104), Revenue Recognition, which supersedes SAB 101, Revenue Recognition in Financial Statements. SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Additionally, SAB 104 rescinds the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the FAQ) issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The initial adoption of this accounting pronouncement did not have a material effect on the Company’s consolidated financial statements.

In December 2003, the FASB amended Statement of Financial Accounting Standards (SFAS) No. 132, Employer’s Disclosures about Pensions and Other Post Retirement Benefits. The amended Statement revises employer’s disclosures about pension plans and other post-retirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, Employer’s Accounting for Pensions, No. 88, Employer’s Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and Termination Benefits, and No. 106, Employer’s Disclosures about Post-retirements Plans Other Than Pensions. Revisions included in the amended Statement are effective for financial statements for the fiscal years ended after December 15, 2003. The Company has provided the required disclosures (see “Item 8. Financial Statements—Note 21. Pension and Other Postretirement Benefit Plans” and “—Note 22. Legal Proceedings and Contingencies”).

In December 2003, the FASB revised Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46, requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 (as revised) apply immediately to variable interest entities created after January 31, 2003 and to existing entities in the first fiscal year or interim period beginning after March 15, 2004. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The initial adoption of this accounting pronouncement did not have a material effect on the consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Statement requires that an issuer classify a financial instrument within its scope as a liability. The initial adoption of this accounting pronouncement did not affect the consolidated financial statements.

In May 2003, the Emerging Issues Task Force reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” This Issue addresses certain aspects of accounting by a vendor for arrangements under which it will perform multiple revenue generating activities. Because the Company’s revenue recognition policies already conformed to the requirements of the consensus, its initial adoption did not affect the consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends SFAS No. 133 by requiring that contracts with comparable characteristics be accounted for similarly. Specifically, the Statement clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying to conform with Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45) (discussed below) and amends certain other existing pronouncements. The initial adoption of this accounting pronouncement did not have a material effect on the consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS in No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for financial statements for the year ended December 31, 2002. SFAS No. 148 did not have a material impact on the Company’s consolidated financial statements as the adoption of this standard did not require the Company to change, and the Company does not plan to change, to the fair value based method of accounting for stock-based compensation.

In November 2002, the FASB issued FIN 45. FIN 45 requires a guarantor to recognize a liability at the inception of the guarantee for the fair value of the obligation undertaken in issuing the guarantee and include more detailed disclosure with respect to guarantees. The types of contracts the Company enters into that meet the scope of this interpretation are financial and performance standby letters of credit on behalf of wholly owned subsidiaries. FIN 45 is effective for guarantees issued or modified after December 31, 2002. The initial adoption of this accounting pronouncement did not have a material effect on the Company’s consolidated financial statements.

Retirement Benefits

Plan Description

The Company and certain of its subsidiaries have defined benefit pension plans and defined contribution plans for regular full-time employees. The principal defined benefit pension plan is the Bristol-Myers Squibb Retirement Income Plan and the principal defined contribution plan is the Bristol-Myers Squibb Savings and Investment Program.

Approximately 80-85% of total Company defined benefit pension plan assets and liabilities are held in U.S. plans. The assets for the U.S. plans are held in a single trust with a common asset allocation. Unless specified otherwise, the references in this section are to total Company plans (U.S. plans together with international plans).

Benefits under the Company’s defined benefit pension plans are based primarily on years of credited service and on participants’ compensation. Assets under the Company’s defined benefit plans consist primarily of equity and fixed-income securities. At December 31, 2003, the fair market value of plan assets for the Company’s defined benefit plans increased to $4,085 million from $3,318 million at December 31, 2002. For the U.S. plans, assets were allocated 71% to equity securities (compared to 67% at the end of 2002), 23% to fixed income securities (compared to 26% at the end of 2002) and 6% to private equity and other investments (compared to 7% at the end of 2002). Bristol-Myers Squibb common stock represented less than 1% of assets for the U.S. plans at the end of 2003 and 2002.

The Company provides comprehensive medical and group life benefits for substantially all U.S. retirees who elect to participate in the Company’s comprehensive medical and group life plans. The asset allocation for these postretirement plans is identical to the asset allocation described above for the U.S. defined benefit pension plans.

Accrual Accounting and Significant Assumptions

Consistent with the requirements of SFAS No. 87, Employers’ Accounting for Pensions, the Company accounts for pension benefits using the accrual method, recognizing pension expense before the payment of benefits to retirees. The accrual method of accounting for pension benefits necessarily requires actuarial assumptions concerning future events that will determine the amount and timing of the benefit payments.

The Company’s key assumptions used in calculating its cost of pension benefits are the discount rate, the rate of compensation increase and the expected long-term rate of return on plan assets. The Company, in consultation with its actuaries, evaluates the key actuarial assumptions and other assumptions used in calculating its cost of pension benefits, such as retirement, turnover and mortality rates, based on expectations or actual experience, as appropriate, and determines such assumptions on December 31 of each year to calculate liability information as of that date and pension expense for the following year. Depending on the assumptions used, the pension expense could vary within a range of outcomes and have a material effect on reported earnings. In addition, the assumptions can materially affect accumulated benefit obligations and future cash funding. Actual results in any given year may differ from those estimated because of economic and other factors.

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

In 2003, net pension expense for the Company’s defined benefit pension plans included in earnings before minority interest and income taxes was $136 million compared to $34 million in 2002.

The U.S. plans pension expense for 2003 was determined using a 6.75% assumed discount rate and a 3.25% assumed rate of compensation increase. The present value of benefit obligations at December 31, 2003 for the U.S. plans was determined using a 6.25% assumed discount rate. If the assumed discount rate used in determining the U.S. plans pension expense for 2003 had been reduced by 0.5%, such expense would have increased by approximately $30.4 million. If the assumed rate of compensation increase used in determining the U.S. plans pension expense for 2003 had been reduced by 0.25%, such expense would have decreased by approximately $6.8 million. If the assumed discount rate used in determining the accumulated benefit obligation at December 31, 2003 had been reduced by 0.5%, the accumulated benefit obligation would have increased by $235.6 million.

The U.S. plans pension expense for 2003 was determined using a 9% expected long-term rate of return on plan assets. If the expected long-term rate of return on plan assets used in determining the U.S. plans pension expense for 2003 had been reduced by 1%, such expense would have increased by $34 million.

Actual rates of return earned on U.S. plan assets for each of the last ten years were as follows:

Year	Return	Year	Return
2003	25.0%	1998	13.3%
2002	(13.4%)	1997	22.2%
2001	(6.1%)	1996	17.0%
2000	3.5%	1995	23.0%
1999	18.2%	1994	0.0%

As discussed below, GAAP provides that differences between expected and actual returns are recognized over the average future service of employees.

At December 31, 2003, the Company further lowered its assumed discount rate for U.S. plans from 6.75% to 6.25%. Its assumed rate of compensation increase was raised from 3.25% to 3.56% following a review of recent experience. Compensation is assumed to increase on a scale with different rates for different ages. The 3.56% rate disclosed at December 31, 2003 is the single rate which, if used at each age, would produce the same present value of benefit obligations. The same methodology for disclosure was used in calculating the 3.54% rate at December 31, 2001 and the 3.25% rate at December 31, 2002. The reduction in the discount rate and increase in the assumed rate of compensation increase had the effect of increasing the present value of benefit obligations and, accordingly, will have the effect of increasing pension expense for 2004. In addition, the Company revised, based upon a review of experience, its assumption for active mortality. This revision had the effect of increasing the present value of benefit obligations and, accordingly, will have the effect of increasing pension expense for 2004.

At December 31, 2002, the Company lowered its assumed discount rate for U.S. plans from 7.25% to 6.75%, to reflect a decline in yields on high quality corporate bonds, and its assumed rate of compensation decrease from 3.54% to 3.25%, to reflect expectations of lower inflation in the future and consistent with the reduction in the assumed discount rate. The reduction in the assumed discount rate increased the present value of future benefit obligations and, accordingly, had the effect of increasing U.S. plans pension expense for 2003. In contrast, the reduction in the assumed rate of compensation increase decreased the present value of benefit obligations and, accordingly, had the effect of decreasing U.S. plans pension expense for 2003. In addition, the Company revised, based on a change in its expectations of future terminations and retirements, its retirement and turnover assumptions. This revision decreased the present value of benefit obligations and 2003 pension expense.

Following many years of strong performance, the global equity market fell sharply in 2000-2002 (the S&P 500 declined by a cumulative 37.6%). This was reversed in 2003 (the S&P 500 rose by 28.7%). The Company reduced the expected rate of return on U.S. plan assets at December 31, 2002 from 10% to 9% and maintained the 9% throughout 2003 and into 2004.

The Company expects that the net pension expense for its defined benefit pension plans included in earnings before minority interest and income taxes will be approximately $120 million higher in 2004 than the $136 million in 2003, reflecting, among other things, the decrease in the assumed discount rate, the increase in the assumed rate of compensation increase and a decrease in the market-related value of the assets in the Company’s defined benefit pension plans. The rise in the global equity markets in 2003 has improved the funded status of the plans after three difficult years in 2000-2002. Since investment gains and losses are recognized in market-related value of assets over a period of years, however, the negative impact of the 2000-2002 period will be felt in 2004 and following, putting upward pressure on pension expense.

The Company has used the same assumed discount rates and expected long-term rates of return on plan assets in calculating its cost of pension benefits and its cost of other postretirement benefits except in the case of the discount rate at December 31, 2003. A rate of 6.25% was used for pension benefits versus 6.00% for other postretirement benefits to reflect the shorter duration of the other postretirement liabilities.

U.S. health care costs for the retiree population are assumed to increase 10.0% in 2004 and then trend down to an expected increase of 4.5% per year by 2010. If actual costs are higher than those assumed, this will likely put significant upward pressure on the Company’s expense for retiree health care.

On December 8, 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Following the guidance in FASB Staff Position FAS 106-1, the Company has elected to defer recognition of the effect of the Act, so the accumulated postretirement benefit obligation and net periodic postretirement benefit cost do not reflect the effect of the Act on the Plan. Specific authoritative guidance on the accounting for the federal subsidy is pending from the FASB and guidance, when issued, could require a change to previously reported information.

Delayed Recognition of Actuarial Gains and Losses

At December 31, 2003 and 2002, unrecognized net actuarial losses for the Company’s defined benefit plans were $1,676 million and $1,657 million, respectively, based on the fair market value of plan assets. These unrecognized net actuarial losses reflect in part a decline in the fair market value of plan assets and a reduction of the weighted-average discount rate in 2003 and 2002.

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

At December 31, 2002, the unrecognized net actuarial loss, determined based on the market-related value of plan assets, was $994 million. This amount exceeded 10% of the greater of the projected benefit obligation or the market related value of plan assets by $577 million. At December 31, 2003, the unrecognized net actuarial loss, determined based on the market-related value of plan assets, was $1,717 million. This amount exceeded 10% of the greater of the projected benefit obligation or the market related value of plan assets by $1,241 million. Unless offset by future unrecognized gains from higher discount rates or higher than expected returns on plan assets, amortization of this $1,241 million unrecognized loss is expected to increase pension expense for each of the following ten years by approximately $124 million per year, which amount is reflected in the higher expense expected in 2004.

In the event the fair market value of pension plan assets of a particular plan is less than the accumulated benefit obligation for such plan at year-end, GAAP may require an additional minimum liability and, in such circumstances, a reduction in stockholders’ equity or an establishment of an intangible asset. At December 31, 2003, fair market value of the Company’s defined benefit pension plan assets was $4,085 million and the related accumulated benefit obligation was $4,154 million. The Company recognized an additional minimum liability of $53 million (cumulative $203 million) at December 31, 2003, which was offset by the $53 million charge in other comprehensive income included in stockholders’ equity. At December 31, 2002, fair market value of the Company’s defined benefit pension plan assets was $3,318 million, and the related accumulated benefit obligation was $3,604 million. The Company recognized an additional minimum liability of $142 million (cumulative $150 million) at December 31, 2002, which was offset by the creation of a $10 million intangible asset and $132 million charge in other comprehensive income included in stockholders’ equity.

Plan Funding

The Company’s funding policy for defined benefit plans is to contribute amounts to provide for current service and to fund past service liability. The Company contributed to the defined benefit plans $332 million and $554 million in 2003 and 2002, respectively.

Critical Accounting Policies

The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, including disclosure of contingent assets and contingent liabilities, at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company’s critical accounting policies are those that are both most important to the Company’s financial condition and results of operations and require the most difficult, subjective or complex judgments on the part of management in their application, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Because of the uncertainty of factors surrounding the estimates or judgments used in the preparation of the consolidated financial statements, actual results may vary from these estimates.

The Company believes that the following represent its critical accounting policies. For a summary of all of the Company’s significant accounting policies, including the critical accounting policies discussed below, see “Item 8. Financial Statements—Note 1. Accounting Policies.” Management and the Company’s independent accountants have discussed the Company’s critical accounting policies with the Audit Committee of the Board of Directors.

Revenue Recognition

The Company’s accounting policy for revenue recognition has a substantial impact on its reported results and relies on certain estimates that require the most difficult, subjective and complex judgments on the part of management. The Company recognizes revenue for sales when substantially all the risks and rewards of ownership have transferred to the customer, except in the case of certain transactions with its U.S. pharmaceuticals wholesalers, which are accounted for using the consignment model. Under GAAP, revenue is recognized when substantially all the risks and rewards of ownership have transferred. In the case of sales made to wholesalers (1) as a result of incentives, (2) in excess of the wholesaler’s ordinary course of business inventory level, (3) at a time when there was an understanding, agreement, course of dealing or consistent business practice that the Company would extend incentives based on levels of excess inventory in connection with future purchases and (4) at a time when such incentives would cover substantially all, and vary directly with, the wholesaler’s cost of carrying inventory in excess of the wholesaler’s ordinary course of business inventory level, substantially all the risks and rewards of ownership do not transfer upon shipment and, accordingly, such sales should be accounted for using the consignment model. The determination of when, if at all, sales to a wholesaler meet the foregoing criteria involves evaluation of a variety of factors and a number of complex judgments. Under the consignment model, the Company does not recognize revenue upon shipment of product. Rather, upon shipment of product the Company invoices the wholesaler, records deferred revenue at gross invoice sales price and classifies the inventory held by the wholesalers as consignment inventory at the Company’s cost of such inventory. The Company recognizes revenue (net of discounts, rebates, sales allowances and accruals for returns, all of which involve significant estimates and judgments) when the consignment inventory is no longer subject to incentive arrangements but not later than when such inventory is sold through to the wholesalers’ customers, on a FIFO basis.

The Company’s estimates of inventory at the wholesalers and deferred revenue on consigned inventory are based on the projected prescription demand-based sales for its products, as well as the Company’s analysis of third-party information, including information obtained from certain wholesalers with respect to their inventory levels and sell-through to customers and third-party market research data, and the Company’s internal information. The Company’s estimates are subject to inherent limitations of estimates that rely on third-party data, as certain third-party information was itself in the form of estimates, and reflect other limitations.

Acquired In-Process Research and Development

The fair value of in-process research and development acquired in a business combination is determined by independent appraisal based on the present value of each research project’s projected cash flows. An income approach is utilized that is consistent with guidance in the practice aid issued by the American Institute of Certified Public Accountants entitled, “Assets Acquired in a Business Combination to Be Used in Research and Development Activities: A Focus on Software, Electronic Devices and Pharmaceutical Industries.” Future cash flows are predominately based on the net income forecast of each project consistent with historical pricing, margins and expense levels of similar products. Revenues are estimated based on relevant market size and growth factors, expected industry trends, individual project life cycles and the life of each research project’s underlying patent. In determining the fair value of each research project, expected revenues are first adjusted for technical risk of completion. The resulting cash flows are then discounted at a rate approximating the Company’s weighted average cost of capital.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company periodically evaluates whether current facts or circumstances indicate that the carrying value of its depreciable long-lived assets to be held and used may not be recoverable. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived asset, or the appropriate grouping of assets, is compared to the carrying value to determine whether an impairment exists. If an asset is determined to be impaired, the loss is measured based on the difference between the asset’s fair value and its carrying value. An estimate of the asset’s fair value is based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows. The Company reports an asset to be disposed of at the lower of its carrying value or its estimated net realizable value.

Goodwill is evaluated at least annually for impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill be tested for impairment using a two-step process. The first step is to identify a potential impairment, and the second step measures the amount of the impairment loss, if any. Goodwill is deemed to be impaired if the carrying amount of a reporting unit’s goodwill exceeds its estimated fair value. SFAS No. 142 requires that indefinite-lived intangible assets be tested for impairment using a one-step process, which consists of a comparison of the fair value to the carrying value of the intangible asset. Such intangible assets are deemed to be impaired if their net book value exceeds their estimated fair value.

The estimates of future cash flows, based on reasonable and supportable assumptions and projections, require management’s judgment. Any changes in key assumptions about the Company’s businesses and their prospects, or changes in market conditions, could result in an impairment charge.

Equity Investments

The Company reviews its equity investments for impairment based on its determination of whether the decline in market value of the investment below the Company’s carrying value is other than temporary. In making this determination, the Company considers Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, which sets forth factors to be evaluated in determining whether a loss in value should be recognized, including the Company’s ability to hold its investment, the market price and market price fluctuations of the investment’s publicly traded shares and inability of the investee to sustain an earnings capacity, which would justify the carrying amount of the investment. The Company’s investment in ImClone is subject to this accounting. See “Item 8. Financial Statements—Note 3. Alliances and Investments” for a discussion of the Company’s investment in ImClone.

Retirement Benefits

The Company’s pension plans and postretirement benefit plans are accounted for using actuarial valuations required by SFAS No. 87, Employers’ Accounting for Pensions, and SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. The Company considers accounting for retirement plans critical because management is required to make significant subjective judgments about a number of actuarial assumptions, including discount rates, salary growth, long-term return on plan assets, retirement, turnover, health care cost trend rates and mortality rates. Depending on the assumptions and estimates used, the pension and postretirement benefit expense could vary within a range of outcomes and have a material effect on reported earnings. In addition, the assumptions can materially affect accumulated benefit obligations and future cash funding. For a detailed discussion of the Company’s retirement benefits, see “—Retirement Benefits” above and “Item 8. Financial Statements—Note 21. Pension and Other Postretirement Benefit Plans.”

Restructuring

To downsize and streamline operations and rationalize manufacturing facilities, the Company has periodically recorded restructuring charges. As a result, the Company has made estimates and judgments regarding its future plans, including future termination benefits and other exit costs to be incurred when the restructuring actions take place. Actual results could vary from these estimates, resulting in an adjustment to earnings.

Contingencies

In the normal course of business, the Company is subject to contingencies, such as legal proceedings and claims arising out of its business, that cover a wide range of matters, including government investigations, shareholders suits, product liability, environmental liability and tax matters. In accordance with SFAS No. 5, Accounting for Contingencies, the Company records accruals for such contingencies when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. For a discussion of contingencies, see “Item 8. Financial Statements—Note 9. Income Taxes” and “—Note 22. Legal Proceedings and Contingencies.”

Income Taxes

As of December 31, 2003, taxes were not provided on approximately $12.6 billion of undistributed earnings of foreign subsidiaries, as the Company has invested or expects to invest the undistributed earnings indefinitely. If in the future these earnings are repatriated to the United States, or if the Company determines such earnings will be remitted in the foreseeable future, additional tax provisions would be required. Due to complexities in the tax laws and the assumptions that would have to be made, it is not practicable to estimate the amounts of income taxes that would have to be provided.

The Company evaluates the need for a deferred tax asset valuation allowance by assessing whether it is more likely than not that it will realize its deferred tax assets in the future. The assessment of whether or not a valuation allowance is required often requires significant judgment including the forecast of future taxable income and the evaluation of tax planning initiatives. Adjustments to the deferred tax valuation allowance are made to earnings in the period when such assessment is made.

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

Outlook for 2004

The Company expects to have both growth opportunities and exclusivity challenges over the next several years. For 2004, it estimates reductions of net sales in the range of $1.2 to $1.3 billion from the 2003 levels for products which have lost or will lose exclusivity protections in 2003 or 2004, specifically the metformin franchise in the United States, TAXOL® in Europe, MONOPRIL in the United States and Canada, Pravastatin in certain countries in Europe, PARAPLATIN in the United States and SERZONE in the United States. Sales rose in 2003, resulting in a higher base, and generic competition did not develop in 2003 as expected, thereby increasing the expected level of exclusivity losses in 2004. In addition, the impact of exclusivity losses for PARAPLATIN anticipated to occur primarily in 2005 will be accelerated into 2004 if an anticipated six-month extension of exclusivity protection based on pediatric studies is not obtained by April 2004. The amounts of sales reductions from exclusivity losses, their realization in particular periods and the eventual levels of remaining sales revenues are uncertain and dependent on the levels of sales at the time exclusivity protection ends, the timing and degree of development of generic competition (speed of approvals, market entry and impact) and other factors. Subject to these uncertainties, the Company estimates that there will be incremental exclusivity losses, as measured against the net sales levels at the time exclusivity will be lost, of between $1 billion and $1.3 billion in each of the years 2005, 2006 and 2007.

The Company believes this revenue loss will be more or less offset by growth of revenues resulting from growth of the Company’s in-line products, including PLAVIX*, AVAPRO*/AVALIDE* and SUSTIVA, the growth of recently launched exclusive products, ABILIFY* and REYATAZ, the growth of the recently FDA approved product ERBITUX*, and by the introduction of late-stage pipeline products such as ABATACEPT, entecavir and muraglitazar that may be approved within the next thirty-six months and begin to contribute significantly by 2007. Additionally, OTN sales growth is expected to continue. This belief is subject to competitive factors including those relating to PRAVACHOL and to any adverse determination that may occur with respect to the PLAVIX* patent litigation. See “Item 1. Business—Competition” and “Item 8. Financial Statements—Note 22. Legal Proceedings and Contingencies.” In addition, there can be no assurance as to when or if the Company will obtain the required regulatory approvals for its late-stage pipeline products. The Company expects the resulting product mix to pressure Company margins because the products losing exclusivity protection carry higher margins than products expected to grow sales.

PRAVACHOL, a statin for cholesterol, is the Company’s largest product by net sales. While the product is beginning to lose exclusivity in some markets, between now and its loss of U.S. exclusivity in 2006, its expected rate of decline in market share could be accelerated by recent clinical studies.

The Company has historically reviewed and will continue to review its cost base. Decisions that may be taken as a result of these reviews may result in restructuring or other charges later this year or in future periods. At the same time, the Company expects to invest behind in-line products and in its research and development pipeline, particularly late-stage products, as reflected in earnings guidance. External development and licensing will remain important elements of the Company’s strategy, but the potential cost and impact of any transactions that may be entered into in the future are not built into the Company’s plans or guidance with respect to 2004 earnings.

The Company and its subsidiaries are the subject of a number of significant pending lawsuits, claims, proceedings and investigations. It is not possible at this time reasonably to assess the final outcome of these investigations or litigations. Management continues to believe, as previously disclosed, that during the next few years, the aggregate impact, beyond current reserves, of these and other legal matters affecting the Company is reasonably likely to be material to the Company’s results of operations and cash flows, and may be material to its financial condition and liquidity. For additional discussion of this matter, see “Item 8. Financial Statements—Note 22. Legal Proceedings and Contingencies.”

The Company’s expectations for future sales growth described above include substantial expected increases in sales of PLAVIX*, which had net sales of approximately $2.5 billion in 2003. The composition of matter patent for PLAVIX*, which expires in 2011, is currently the subject of litigation in the United States. Similar proceedings involving PLAVIX* also have been instituted outside the United States. The Company continues to believe that the patent is valid and that it is infringed, and with its alliance partner and patent-holder Sanofi, is vigorously pursuing these cases. It is not possible at this time reasonably to assess the outcome of these litigations, or if there were an adverse determination in these litigations, the timing of potential generic competition for PLAVIX*. However, if generic competition were to occur, the Company believes it is very unlikely to occur before sometime in 2005. Loss of market exclusivity for PLAVIX* and the subsequent development of generic competition would be material to the Company’s sales of PLAVIX* and results of operations and cash flows and could be material to its financial condition and liquidity.

Actual results may differ materially from the experience described above. Some of the factors that could affect these expectations are described under “—Cautionary Factors That May Affect Future Results” below.

Cautionary Factors That May Affect Future Results

This annual report on Form 10-K (including documents incorporated by reference) and other written and oral statements the Company makes from time to time contain certain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by the fact they use words such as “should”, “expect”, “anticipate”, “estimate”, “target”, “may”, “will”, “project”, “guidance”, “intend”, “plan”, “believe” and other words and terms of similar meaning and expression in connection with any discussion of future operating or financial performance. One can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Such forward-looking statements are based on current expectations and involve inherent risks and uncertainties, including factors that could delay, divert or change any of them, and could cause actual outcomes to differ materially from current expectations. These statements are likely to relate to, among other things, the Company’s goals, plans and projections regarding its financial position, results of operations, market position, product development, product approvals, sales efforts, expenses, performance or results of current and anticipated products and the outcome of contingencies such as legal proceedings, and financial results, which are based on current expectations that involve inherent risks and uncertainties, including internal or external factors that could delay, divert or change any of them in the next several years.

Although it is not possible to predict or identify all factors, they may include but are not limited to the following:

•	New government laws and regulations, such as (i) health care reform initiatives in the United States at the state and federal level and in other countries; (ii) changes in the FDA and foreign regulatory approval processes that may cause delays in approving, or preventing the approval of, new products; (iii) tax changes such as the phasing out of tax benefits heretofore available in the United States and certain foreign countries; (iv) new laws, regulations and judicial decisions affecting pricing or marketing within or across jurisdictions; and (v) changes in intellectual property law.

•	Competitive factors, such as (i) new products developed by competitors that have lower prices or superior performance features or that are otherwise competitive with Bristol-Myers Squibb’s current products; (ii) generic competition as the Company’s products mature and patents expire on products; (iii) technological advances and patents attained by competitors; (iv) problems with licensors, suppliers and distributors; and (v) business combinations among the Company’s competitors or major customers.

•	Difficulties and delays inherent in product development, manufacturing and sale, such as (i) products that may appear promising in development but fail to reach market for any number of reasons, including efficacy or safety concerns, the inability to obtain necessary regulatory approvals and the difficulty or excessive cost to manufacture; (ii) failure of any of our products to achieve or maintain commercial viability; (iii) seizure or recall of products; (iv) the failure to obtain, the imposition of limitations on the use of, or loss of patent and other intellectual property rights; (v) failure of the Company or any of its vendors or suppliers to comply with Current Good Manufacturing Practices and other application regulations and quality assurance guidelines that could lead to temporary manufacturing shutdowns, product shortages and delays in product manufacturing; and (vi) other manufacturing or distribution problems.

•	Legal difficulties, including lawsuits, claims, proceedings and investigations, any of which can preclude or delay commercialization of products or adversely affect operations, profitability, liquidity or financial condition, including (i) intellectual property disputes; (ii) adverse decisions in litigation, including product liability and commercial cases; (iii) the inability to obtain adequate insurance with respect to this type of liability; (iv) recalls of pharmaceutical products or forced closings of manufacturing plants; (v) government investigations including those relating to wholesaler inventory, financial restatement and product pricing and promotion; (vi) claims asserting violations of securities, antitrust, federal and state pricing and other laws; (vii) environmental matters; and (viii) tax liabilities. There can be no assurance that there will not be an increase in scope of these matters or that any future lawsuits, claims, proceedings or investigations will not be material.

•	Increasing pricing pressures worldwide, including rules and practices of managed care groups and institutional and governmental purchasers, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical reimbursement and pricing in general.

•	Fluctuations in buying patterns and inventory levels of major distributors, retail chains and other trade buyers, which may result from seasonality, pricing, wholesaler buying decisions (including the effect of incentives offered), the Company’s wholesaler inventory management policies (including the workdown or other changes in wholesaler inventory levels) or other factors.

•	Greater than expected costs and other difficulties, including unanticipated effects and difficulties of acquisitions, dispositions and other events, including obtaining regulatory approvals in connection with evolving business strategies, legal defense costs, insurance expense, settlement costs and the risk of an adverse decision related to litigation.

•	Changes to advertising and promotional spending and other categories of spending that may affect sales.

•	Changes in product mix that may affect margins.

•	Changes in the Company’s structure, operations, revenues, costs, staffing or efficiency resulting from acquisitions, divestitures, mergers, alliances, restructurings or other strategic initiatives.

•	Economic factors over which the Company has no control such as changes of business and economic conditions including, but not limited to, changes in interest rates and fluctuation of foreign currency exchange rates.

•	Changes in business, political and economic conditions due to political or social instability, military or armed conflict, nationalization of assets, debt or payment moratoriums, other restrictions on commerce, and actual or threatened terrorist attacks in the United States or other parts of the world and related military action.

•	Changes in accounting standards promulgated by the FASB, the SEC or the American Institute of Certified Public Accountants, which may require adjustments to financial statements.

•	Capacity, efficiency, reliability, security and potential breakdown, invasion, destruction or interruption of information systems.

•	Reliance of the Company on vendors, partners and other third parties to meet their contractual regulatory and other obligations in relation to their arrangements with the Company.

•	Results of clinical studies relating to the Company’s or a competitor’s products.

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

The Company is exposed to market risk due to changes in currency exchange rates and interest rates. To reduce that risk, the Company enters into certain derivative financial instruments, when available on a cost-effective basis, to hedge its underlying economic exposure. These instruments are managed on a consolidated basis to efficiently net exposures and thus take advantage of any natural offsets. Derivative financial instruments are not used for speculative purposes. Gains and losses on hedging transactions are offset by gains and losses on the underlying exposures being hedged. Any ineffective portion of hedges is reported in earnings as it occurs.

Foreign exchange option contracts and forward contracts are used to hedge anticipated transactions. The Company’s primary foreign currency exposures in relation to the U.S. dollar are the euro, Japanese yen, Canadian dollar, and Mexican peso.

The table below summarizes the Company’s outstanding foreign exchange contracts as of December 31, 2003. The fair value of all foreign exchange contracts is based on year-end currency rates (and the Black-Scholes model in the case of option contracts). The fair value of option contracts and forward contracts should be viewed in relation to the fair value of the underlying hedged transactions and the overall reduction in exposure to adverse fluctuations in foreign currency exchange rates.

	Weighted Average Strike Price	Notional Amount	Fair Value	Maturity
	(dollars in millions, except currency rates)
Foreign Exchange Forwards:
Australian Dollar	0.64	$157	$(22)	2004/2005
Brazilian Real	3.31	12	(1)	2004
British Pound	1.67	158	(8)	2004
Canadian Dollar	1.44	277	(28)	2004/2005
Euro	1.14	2,058	(200)	2004/2005
Japanese Yen	111.82	(285)	5	2004
South African Rand	8.30	14	(3)	2004
Swedish Krona	8.03	53	(6)	2004
Swiss Franc	1.28	44	(2)	2004

Total Contracts		$2,488	$(265)

At December 31, 2002, the Company held option contracts with an aggregate notional amount and fair value of $754 million and $12 million, respectively. These contracts granted the right to sell euros, Canadian and Australian dollars. The Company also held forward contracts with an aggregate notional amount of $1,021 million and fair value was a liability of $37 million. These contracts primarily related to exposures in the euro.

The Company uses derivative instruments as part of its interest rate risk management policy. The derivative instruments used include interest rate swaps, which are subject to fair-value hedge accounting treatment. During 2003 and 2002, the Company executed several fixed to floating interest rate swaps to convert $5.5 billion of the Company’s fixed rate debt to be paid in 2006, 2008, 2011 and 2013 to variable rate debt. For the year ended December 31, 2003, the Company recognized a net reduction in interest expense of $116 million that reflects the benefit of the lower floating rate obtained in the swap agreement. SFAS No. 133 requires the revaluation, at fair value, of the swap contracts as well as the underlying debt being hedged. As such, the swap contracts and the underlying debt have been revalued resulting in an increase in the current assets and long-term debt of $40 million. Swap contracts are generally held to maturity and are not used for speculative purposes. The following table summarizes the interest rate swaps outstanding as of December 31, 2003 (dollars in millions):

	Notional Amount of Underlying Debt	Variable Rate Received	Maturity	Fair Value
Interest Rate Contracts

Swaps associated with 4.75% Notes due 2006	$2,000	1 month U.S.$ LIBOR +1.04%	2006	$54

Swaps associated with 4.00% Notes due 2008	400	1 month U.S.$ LIBOR +0.35%	2008	1

Swaps associated with 5.75% Notes due 2011	2,500	1 month U.S.$ LIBOR +1.50%	2011	(23)

Swaps associated with 5.25% Notes due 2013	600	1 month U.S.$ LIBOR +0.42%	2013	8

	$5,500			$40

The following table summarizes the interest rate swaps outstanding as of December 31, 2002 (dollars in millions):

Interest Rate Contracts	Notional Amount of Underlying Debt	Variable Rate Received	Maturity	Fair Value
Swaps associated with 4.75% Notes due 2006	$1,500	1 month U.S.$LI BOR +.54%	2006	$83

Swaps associated with 5.75% Notes due 2011	1,500	1 month U.S.$ LIBOR +1.31%	2011	50

	$3,000			$133

It is estimated that a 10% change in interest rate structure would not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

The Company also has outstanding several interest rate and foreign currency swaps related to Japanese yen notes due through 2005. The aggregate fair value of these instruments as of December 31, 2003 and 2002 was $0.2 million and $1 million, respectively.

The Company had $8,522 million and $6,261 million of long-term debt outstanding at December 31, 2003 and 2002, respectively. See “Item 8. Financial Statements—Note 16. Short-Term Borrowings and Long-Term Debt” and “—Note 18. Financial Instruments” for additional information.

The Company maintains cash, cash equivalents and marketable securities with various financial institutions, in order to limit exposure to any one financial institution. These financial institutions are headquartered primarily in North America and Europe.

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED STATEMENT OF EARNINGS

(in millions, except per share data)

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

	Year Ended December 31,
	2003	Restated 2002	Restated 2001
EARNINGS
Net Sales	$20,894	$18,106	$18,044

Cost of products sold	7,592	6,532	5,515
Marketing, selling and administrative	4,660	4,124	4,058
Advertising and product promotion	1,416	1,143	1,201
Research and development	2,279	2,206	2,157
Acquired in-process research and development	—	169	2,772
Provision for restructuring and other items	26	14	456
Litigation charges, net	199	659	77
Gain on sales of businesses/product lines	—	(30)	(475)
Asset impairment charge for investment in ImClone	—	379	—
Equity in net income of affiliates	(151)	(80)	(78)
Other expense, net	179	229	98

Total expenses	16,200	15,345	15,781

Earnings from Continuing Operations Before Minority Interest and Income Taxes	4,694	2,761	2,263
Provision for income taxes	1,215	391	213
Minority interest, net of taxes	373	303	179

Earnings from Continuing Operations	3,106	2,067	1,871

Discontinued Operations
Net earnings	—	32	226
Net gain on disposal	—	38	2,565

	—	70	2,791

Net Earnings	$3,106	$2,137	$4,662

Earnings per Common Share
Basic
Earnings from Continuing Operations	$1.60	$1.07	$.96

Discontinued Operations
Net earnings	—	.02	.12
Net gain on disposal	—	.02	1.32

	—	.04	1.44

Net Earnings	$1.60	$1.11	$2.40

Diluted
Earnings from Continuing Operations	$1.59	$1.06	$.95

Discontinued Operations
Net earnings	—	.02	.11
Net gain on disposal	—	.02	1.31

	—	.04	1.42

Net Earnings	$1.59	$1.10	$2.37

Average Common Shares Outstanding
Basic	1,937	1,936	1,940
Diluted	1,950	1,942	1,965
Dividends declared per common share	$1.12	$1.12	$1.11

The accompanying notes are an integral part of these financial statements.

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED STATEMENT OF COMPREHENSIVE

INCOME AND RETAINED EARNINGS

(dollars in millions)

	2003	Restated 2002	Restated 2001
COMPREHENSIVE INCOME
Net Earnings	$3,106	$2,137	$4,662

Other Comprehensive Income:
Foreign currency translation, net of tax benefit of $25 in 2003, $53 in 2002 and $40 in 2001	233	161	160
Deferred (losses) on derivatives qualifying as hedges, net of tax benefit of $65 in 2003, $19 in 2002 and $37 in 2001	(171)	(25)	(62)
Minimum pension liability adjustment, net of tax benefit of $17 in 2003, $43 in 2002 and $3 in 2001	(36)	(89)	(5)
Available for sale securities, net of taxes of $13 in 2003	23	1	—

Total Other Comprehensive Income	49	48	93

Comprehensive Income	$3,155	$2,185	$4,755

RETAINED EARNINGS
Retained Earnings, January 1	$18,503	$18,530	$16,166
Net earnings	3,106	2,137	4,662

	21,609	20,667	20,828
Cash dividends declared	(2,170)	(2,168)	(2,142)
Zimmer common stock dividend	—	4	(156)

Retained Earnings, December 31	$19,439	$18,503	$18,530

The accompanying notes are an integral part of these financial statements.

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED BALANCE SHEET

(dollars in millions)

	December 31,
	2003	Restated 2002
ASSETS
Current Assets:
Cash and cash equivalents	$2,444	$2,367
Marketable securities	3,013	1,622
Receivables, net of allowances of $154 and $129	3,646	2,968
Inventories, including consignment inventory	1,601	1,608
Deferred income taxes, net of valuation allowances	864	1,013
Prepaid expenses	350	482

Total Current Assets	11,918	10,060

Property, plant and equipment, net	5,712	5,334
Goodwill	4,836	4,836
Other intangible assets, net	1,732	1,904
Deferred income taxes, net of valuation allowances	1,234	1,097
Other assets	2,039	1,791

Total Assets	$27,471	$25,022

LIABILITIES
Current Liabilities:
Short-term borrowings	$127	$1,379
Accounts payable	1,893	1,551
Accrued expenses	2,967	2,537
Accrued rebates and returns	950	883
U.S. and foreign income taxes payable	707	525
Dividends payable	543	542
Accrued litigation liabilities	267	600
Deferred revenue on consigned inventory	76	470

Total Current Liabilities	7,530	8,487

Other liabilities	1,633	1,518
Long-term debt	8,522	6,261

Total Liabilities	17,685	16,266

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, $2 convertible series: Authorized 10 million shares; issued and outstanding 8,039 in 2003 and 8,308 in 2002, liquidation value of $50 per share	—	—
Common stock, par value of $.10 per share: Authorized 4.5 billion shares; 2,201,012,432 issued in 2003 and 2,200,823,544 in 2002	220	220
Capital in excess of par value of stock	2,477	2,491
Restricted Stock	(55)	(52)
Other accumulated comprehensive loss	(855)	(904)
Retained earnings	19,439	18,503

	21,226	20,258
Less cost of treasury stock — 261,029,539 common shares in 2003 and 263,994,580 in 2002	11,440	11,502

Total Stockholders’ Equity	9,786	8,756

Total Liabilities and Stockholders’ Equity	$27,471	$25,022

The accompanying notes are an integral part of these financial statements.

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS

(dollars in millions)

	Year Ended December 31,
	2003	Restated 2002	Restated 2001
Cash Flows From Operating Activities:
Net earnings	$3,106	$2,137	$4,662
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	491	427	481
Amortization	298	308	247
Provision for deferred income taxes	249	(471)	(1,376)
Acquired in-process research and development	—	160	2,744
Litigation charges	278	669	77
Asset impairment charge for investment in ImClone	—	379	—
Provision for restructuring and other items	29	68	608
Gain on sales of businesses/product lines (including discontinued operations)	—	(95)	(4,750)
Loss (gain) on disposal of property, plant and equipment	(3)	19	11
Equity in net income of affiliates	(151)	(80)	(78)
Impairment charges and asset write-offs	26	59	9
Litigation settlement payments, net of receipts	(604)	—	—
Minority interest, net of distributions and taxes	(3)	61	(44)
Pension contributions	(332)	(554)	(300)
Changes in operating assets and liabilities:
Receivables	(554)	1,097	(269)
Inventories	127	200	(118)
Prepaid expenses	50	13	(95)
Other assets	324	698	135
Deferred revenue on consigned inventory	(394)	(1,556)	1,118
Accounts payable	287	83	(131)
Accrued expenses	207	(457)	(199)
U.S. and foreign income taxes payable	147	(2,386)	2,142
Other liabilities	(66)	166	498

Net Cash Provided by Operating Activities	3,512	945	5,372

Cash Flows From Investing Activities:
Proceeds from sales and maturities of marketable securities	22,448	13,083	3,395
Purchases of marketable securities	(23,833)	(13,604)	(4,209)
Additions to property, plant and equipment and capitalized software	(937)	(1,075)	(1,180)
Proceeds from disposal of property, plant and equipment	59	27	41
Proceeds from sales of businesses/product lines	—	115	537
Proceeds from sale of Clairol	—	45	4,965
Purchase of DuPont Pharmaceuticals	—	29	(7,774)
Clairol and DuPont Pharmaceuticals divestiture and acquisition costs	(18)	(410)	(148)
Investments in other companies	(85)	(133)	(1,207)
Purchases of trademarks, patents and licenses	(53)	(107)	(105)

Net Cash Used in Investing Activities	(2,419)	(2,030)	(5,685)

Cash Flows From Financing Activities:
Short-term borrowings, net of repayments	(1,210)	1,080	392
Long-term debt borrowings	2,286	6	4,854
Long-term debt repayments	(3)	(9)	(3)
Issuances of common stock under stock plans	44	138	251
Purchases of treasury stock	—	(164)	(1,589)
Dividends paid	(2,169)	(2,168)	(2,137)

Net Cash (Used in) Provided by Financing Activities	(1,052)	(1,117)	1,768

Effect of Exchange Rates on Cash	36	17	12

Increase (Decrease) in Cash and Cash Equivalents	77	(2,185)	1,467
Cash and Cash Equivalents at Beginning of Year	2,367	4,552	3,085

Cash and Cash Equivalents at End of Year	$2,444	$2,367	$4,552

The accompanying notes are an integral part of these financial statements.

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 ACCOUNTING POLICIES

Throughout these notes to consolidated financial statements, certain prior periods and prior period comparisons reflect the balances and amounts on a restated basis. For information on the restatement, see “—Note 2. Restatement of Previously Issued Financial Statements For Years Ended December 31, 2002 and 2001.”

Basis of Consolidation

The consolidated financial statements include the accounts of Bristol-Myers Squibb Company (BMS, the Company or Bristol-Myers Squibb) and all of its controlled majority owned subsidiaries. All intercompany balances and transactions have been eliminated. Certain prior year amounts have been reclassified to conform to the current year presentation, including the reclassification of amounts relating to equity in net income of affiliates, which were formerly netted in minority interest, net of taxes and are now presented on a separate line in the consolidated statement of earnings (see also “—Investments” below).

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant assumptions are employed in estimates used in determining values of intangible assets, restructuring charges and accruals, sales rebate and return accruals, legal contingencies and tax assets and tax liabilities, as well as in estimates used in applying the revenue recognition policy and accounting for retirement and postretirement benefits (including the actuarial assumptions). Actual results could differ from estimated results.

Revenue Recognition

The Company recognizes revenue when substantially all the risks and rewards of ownership have transferred to the customer. In the case of certain sales made by the Nutritionals and Other Healthcare segments and certain non-U.S. businesses within the Pharmaceuticals segment, revenue is recognized on the date of receipt by the purchaser. Revenues are reduced at the time of sale to reflect expected returns that are estimated based on historical experience. Additionally, provisions are made at the time of sale for all discounts, rebates and estimated sales allowances based on historical experience updated for changes in facts and circumstances, as appropriate. Such provisions are recorded as a reduction of revenue.

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

The Company’s estimates of inventory at the wholesalers and deferred revenue on consigned inventory are based on the projected prescription demand-based sales for its products, as well as the Company’s analysis of third-party information, including information obtained from certain wholesalers with respect to their inventory levels and sell-through to customers and third-party market research data, and the Company’s internal information. The Company’s estimates are subject to inherent limitations of estimates that rely on third-party data, as certain third-party information was itself in the form of estimates, and reflect other limitations.

Sales Rebate and Return Accruals

Medicaid rebate accruals were $234 million and $220 million at December 31, 2003 and 2002, respectively, and managed healthcare rebate accruals were $226 million and $212 million at December 31, 2003 and 2002, respectively. These and other rebate accruals were established in the same period the related revenue was recognized resulting in a reduction to sales and the establishment of a liability, which is included in accrued liabilities. An accrual is recorded based on an estimate of the proportion of recorded revenue that will result in a rebate or return. Prime vendor charge-back accruals, established in a similar manner, are recorded as a reduction to accounts receivable and were $94 million and $126 million at December 31, 2003 and 2002, respectively.

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1 ACCOUNTING POLICIES (Continued)

Income Taxes

The provision for income taxes has been determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax bases of the Company’s assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted.

Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. The Company does not record a provision for income taxes on undistributed earnings of foreign subsidiaries, which it does not expect to repatriate in the foreseeable future.

The Company establishes liabilities for possible assessments by taxing authorities resulting from known tax exposures. Such amounts represent a reasonable provision for taxes ultimately expected to be paid, and may need to be adjusted over time as more information becomes known.

Cash and Cash Equivalents

Cash equivalents are primarily highly liquid investments with original maturities of three months or less at the time of purchase, and are recorded at cost, which approximates fair value.

Marketable Securities

The Company accounts for marketable securities in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company determined the appropriate classification of all marketable securities was “available-for-sale” at the time of purchase. As such, at December 31, 2003 and 2002, all of the Company’s investments in marketable securities were reported at fair value. Unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts from the date of purchase to maturity. Such amortization is included in interest income as an addition to or deduction from the coupon interest earned on the investments. The Company follows its investment managers’ method of determining the cost basis in computing realized gains and losses on the sale of its available-for-sale securities, which is the average cost method. Realized gains and losses are included in other income (expense).

Marketable securities are classified as available for sale and are recorded at cost, which approximates fair value.

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

Impairment of Long-Lived Assets

Effective January 1, 2002, the Company adopted the provisions of SFAS No. 144, Accounting for the Impairment of Long-Lived Assets. The adoption of SFAS No. 144 did not have a material effect on the consolidated financial statements of the Company. SFAS No. 144 establishes the accounting for impairment of long-lived tangible and intangible assets other than goodwill and for the disposal of a segment of a business. Pursuant to SFAS No. 144, the Company periodically evaluates whether current facts or circumstances indicate that the carrying value of its depreciable assets to be held and used may not be recoverable. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived asset, or the appropriate grouping of assets, is compared to the carrying value to determine whether an impairment exists. If an asset is determined to be impaired, the loss is measured based on the difference between the asset’s fair value and its carrying value. An estimate of the asset’s fair value is based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows. The Company reports an asset to be disposed of at the lower of its carrying value or its estimated net realizable value.

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1 ACCOUNTING POLICIES (Continued)

Capitalized Software

Certain costs to obtain internal use software for significant systems projects are capitalized and amortized over the estimated useful life of the software, which ranges from four to ten years. Costs to obtain software for projects that are not significant are expensed as incurred. Capitalized software, net of accumulated amortization, included in other assets, was $407 million and $363 million, at December 31, 2003 and 2002, respectively.

Investments

In January 2003, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 46 (“FIN 46” or “Interpretation”), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN 46 clarifies the application of Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties; such entities are known as variable interest entities (“VIEs”). The FASB issued a revision to FIN 46 (“FIN 46-R”) in December 2003. FIN 46-R is effective for the interim period ending March 31, 2004 for all new or existing VIEs. The adoption of FIN 46 had no effect on the Company’s financial statements.

If an entity does not meet the definition of a VIE under FIN 46, the Company accounts for the entity under the provisions of Accounting Principles Board (APB) Opinon Number 18, The Equity Method of Accounting for Investments in Common Stock, which requires that the Company consolidates all majority (more than 50%) owned subsidiaries where it has the ability to exercise control. The Company accounts for 50% or less owned companies over which it has the ability to exercise significant influence using the equity method of accounting. The Company’s share of net income or losses of equity investments is included in equity in net income of affiliates in the consolidated statement of earnings. The Company periodically reviews these equity investments for impairment and adjusts these investments to their fair value when a decline in market value is deemed to be other than temporary. During 2002, the Company recorded an asset impairment charge of $379 million for an other-than-temporary decline in the market value of ImClone Systems Incorporated (ImClone).

Long-term investments in securities, which comprise marketable equity securities and securities and investments for which market values are not readily available, are included in other assets. Marketable equity securities are classified as available-for-sale and reported at fair value. Fair value is based on quoted market prices as of the end of the reporting period. Securities and investments for which market values are not readily available are carried at cost. Unrealized gains and losses are reported, net of their related tax effects, as a component of accumulated other comprehensive income (loss) in stockholders’ equity until sold. At the time of sale, any gains or losses are calculated by the specific identification method and recognized in other (income)/expense. Losses are also recognized in income when a decline in market value is deemed to be other than temporary.

Goodwill and Other Intangible Assets

The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, on January 1, 2002, with certain provisions adopted as of July 1, 2001 with respect to amortization of goodwill arising from acquisitions made after June 30, 2001. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside a business combination and the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition. Under the new rules, goodwill is no longer amortized but is subject to annual impairment tests. In connection with this accounting change, the goodwill resulting from the Company’s acquisition of the DuPont Pharmaceuticals business (DuPont Pharmaceuticals) and investment in ImClone is not amortized.

The goodwill arising from business acquisitions prior to July 1, 2001 was amortized on a straight-line basis over periods ranging from 15 to 40 years. This goodwill is not amortized effective January 1, 2002. In 2001, goodwill amortization expense was $75 million.

In accordance with SFAS No. 142, goodwill is tested for impairment upon adoption of the new standard and annually thereafter. SFAS No. 142 requires that goodwill be tested for impairment using a two-step process. The first step is to identify a potential impairment and the second step measures the amount of the impairment loss, if any. Goodwill is deemed to be impaired if the carrying amount of a reporting unit’s goodwill exceeds its estimated fair value. The Company has completed its goodwill impairment assessment, which indicated no impairment of goodwill.

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1 ACCOUNTING POLICIES (Continued)

Other intangible assets, consisting of patents, trademarks, technology and licenses, are amortized on a straight-line basis over their useful lives, ranging from 3 to 17 years. SFAS No. 142 requires that indefinite-lived intangible assets be tested for impairment using a one-step process, which consists of a comparison of the fair value to the carrying value of the intangible asset. Such intangible assets are deemed to be impaired if their net book value exceeds their estimated fair value. All other intangible assets are evaluated for impairment in accordance with SFAS No. 144 as described under “—Impairment of Long-Lived Assets” above.

Product Liability

Accruals for product liability are recorded, on an undiscounted basis, when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on existing information. These accruals are adjusted periodically as assessment efforts progress or as additional information becomes available. Receivables for related insurance or other third-party recoveries for product liabilities are recorded, on an undiscounted basis, when it is probable that a recovery will be realized and classified as a reduction of litigation charges in the consolidated statement of earnings.

Contingencies

In the normal course of business, the Company is subject to contingencies, such as legal proceedings and claims arising out of its business, that cover a wide range of matters, including, among others, product liability, environmental liability and tax matters. In accordance with SFAS No. 5, Accounting for Contingencies, the Company records accruals for such contingencies when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. For a discussion of contingencies, reference is made to “—Note 9. Income Taxes,” and “—Note 22. Legal Proceedings and Contingencies”.

Derivative Financial Instruments

Derivative financial instruments are used by the Company principally in the management of its interest rate and foreign currency exposures. The Company does not hold or issue derivative financial instruments for speculative purposes.

The Company records all derivative instruments on the balance sheet at fair value. Changes in a derivative’s fair value are recognized in earnings unless specific hedge criteria are met. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized as a charge or credit to earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (loss) and are subsequently recognized in the consolidated statement of earnings when the hedged item affects earnings; cash flows are classified consistent with the underlying hedged item. For purchased foreign currency options the entire change in fair value is included in the measurement of hedge effectiveness for cash flow hedges. Ineffective portions of changes in the fair value of cash flow hedges, if any, are recognized as a charge or credit to earnings.

The Company designates and assigns derivatives as hedges of forecasted transactions, specific assets or specific liabilities. When hedged assets or liabilities are sold or extinguished or the forecasted transactions being hedged are no longer expected to occur, the Company immediately recognizes the gain or loss on the designated hedging financial instruments in the consolidated statement of earnings.

Shipping and Handling Costs

The Company typically does not charge customers for shipping and handling costs. Shipping and handling costs are included in marketing, selling and administrative expenses and for 2003, 2002 and 2001 were $258 million, $248 million and $258 million, respectively.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense was $448 million, $393 million and $401 million in 2003, 2002 and 2001, respectively.

Milestone Payments

The Company from time to time will enter into strategic alliances with third parties, which give the Company rights to develop, manufacture, market and/or sell pharmaceutical products, the rights to which are owned by such third parties. As a result of these alliances, the Company may be obligated to make payments to alliance partners contingent upon the achievement of certain pre-determined criteria. For milestones achieved prior to marketing approval of the product, such payments are expensed as research and development. After product approval, any additional milestones are capitalized and amortized to cost of products sold over the remaining useful life of the asset. All capitalized milestone payments are tested for recoverability whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable.

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1 ACCOUNTING POLICIES (Continued)

Acquired In-Process Research and Development

The fair value of in-process research and development acquired in a business combination is determined by independent appraisal and based on the present value of each research project’s projected cash flows. An income approach is utilized that is consistent with guidance in the practice aid issued by the American Institute of Certified Public Accountants entitled “Assets Acquired in Business Combinations to Be Used in Research and Development Activities: A Focus on Software, Electronic Devices and Pharmaceutical Industries.” Future cash flows are predominately based on the net income forecast of each project consistent with historical pricing, margins and expense levels of similar products. Revenues are estimated based on relevant market size and growth factors, expected industry trends, individual project life cycles and the life of each research project’s underlying patent. In determining the fair value of each research project, expected revenues are first adjusted for technical risk of completion. The resulting cash flows are then discounted at a rate approximating the Company’s weighted average cost of capital. Other acquired in-process research and development is expensed as incurred when the underlying product has not received regulatory approval and does not have any future alternative use. In addition, costs that are nonrefundable, related to the acquisition or licensing of products that have not yet received regulatory approval to be marketed and that have no alternative future use are charged to earnings as incurred.

Earnings Per Share

Basic earnings per common share are computed using the weighted-average number of shares outstanding during the year. Diluted earnings per common share are computed using the weighted-average number of shares outstanding during the year plus the incremental shares outstanding assuming the exercise of dilutive stock options and convertible instruments.

Stock Compensation Plans

The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock-based compensation plans. The Company does not recognize compensation expense for stock options granted under the plans as the exercise price of the option on the date of grant is equal to the fair market value as of that date. For grants of restricted stock, the Company recognizes compensation expense on a straight-line basis over the period that the restrictions expire.

The following table summarizes the Company’s results on a pro forma basis as if it had recorded compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed in SFAS No. 123, Accounting for Stock-Based Compensation, for 2003, 2002 and 2001:

(dollars in millions, except per share data)	2003	Restated 2002	Restated 2001
Net Earnings:
As reported	$3,106	$2,137	$4,662
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	183	247	246

Pro forma	$2,923	$1,890	$4,416

Basic earnings per share:
As reported	$1.60	$1.11	$2.40
Pro forma	1.51	.98	2.28
Diluted earnings per share:
As reported	$1.59	$1.10	$2.37
Pro forma	1.50	.97	2.25

See “—Note 17. Stockholders’ Equity” for additional information.

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS FOR YEARS ENDED DECEMBER 31, 2002 AND 2001

The Company has restated its consolidated balance sheet at December 31, 2002, and consolidated statements of earnings, cash flows, and comprehensive income and retained earnings for the years ended December 31, 2002 and 2001. The restatement affected periods prior to 2001. The impact of the restatement on such prior periods was reflected as an adjustment to retained earnings as of January 1, 2001. In addition, the restatement impacts the first, second and third quarters of 2003. The restated amounts for these quarters and the comparable interim periods in 2002 are presented in “—Note 24. Selected Quarterly Financial Data (Unaudited),” below. The restatement (i) corrects certain of the Company’s historical accounting policies to conform to GAAP and (ii) corrects certain errors made in the application of GAAP. Set forth below are the restatement adjustments included in the restatement of the previously issued financial statements for the years ended December 31, 2002 and 2001, each of which is an “error” within the meaning of APB Opinion No. 20, Accounting Changes.

The following table presents the impact of the restatement adjustments described below on net earnings for the years ended December 31, 2002 and 2001 and retained earnings as of January 1, 2001:

	Net Earnings for Year Ended December 31,		Retained Earnings As of January 1, 2001
	2002	2001
	(dollars in millions)
As reported	$2,066	$4,834	$16,422
WIC rebates accrual	(4)	(1)	(83)
Goods in transit	(5)	46	(114)
Other net sales adjustments	14	5	1
International pension and employee benefit plan accrual	—	4	(46)
Intercompany accounts	—	—	(29)
Other marketing, selling and administrative adjustments	8	3	1
Intercompany foreign exchange gains and losses	(28)	(90)	(53)
Other restatement items	8	1	(8)
Adjustments to minority interest, net of taxes	(6)	(4)	(39)
Provision for income taxes	84	(136)	114

As restated	$2,137	$4,662	$16,166

Adjustments to Net Sales and Related Adjustments to Cost of Products Sold

WIC rebates accrual: Historically, the Company accrued for rebates under the Women, Infants and Children (WIC) Program at the date the coupons were issued by the states. This was an error in the application of GAAP, which requires accrual at the date of sale of the product. The Company has corrected its policy to accrue WIC rebates at the date of sale.

Goods in transit: The Company corrected an error in the application of GAAP regarding the timing of revenue recognition for certain sales made by its Mead Johnson Nutritionals (Mead Johnson) unit, its Other Healthcare unit and certain of its non-U.S. Pharmaceuticals units. The Company previously recorded revenue for products sold on the date of shipment but now records revenue, based on the terms of sale, on the date of receipt by the purchaser.

Other net sales adjustments: The Company corrected an error in accounting for managed health care and other sales rebate accrual amounts initially recorded in connection with the Company’s previous restatement. The Company restated certain sales transactions made by certain of its Asia business units where revenue had been recognized in error prior to the transfer of substantially all the risks and rewards of ownership due to the existence of a right of return available to the purchaser of the product. The Company erroneously failed to adjust on a timely basis its accrual for sales returns, charge backs and other deductions for sales of products of a divested division made prior to its divestiture as required under GAAP.

Other Adjustments to Earnings from Continuing Operations Before Minority Interest and Income Taxes

International pension and employee benefit plan accrual: Historically, the Company erroneously accounted for certain of its international employee benefit plans under cash or other non-GAAP methods based on its belief that the impact of applying the accrual method required by GAAP was immaterial. In 2003, the Company had an actuarial analysis performed for each of the larger plans and determined that it had understated its benefits liabilities for these plans. The Company now accounts for all its pension and

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS FOR YEARS ENDED DECEMBER 31, 2002 AND 2001 (Continued)

employee benefit plans under the accrual method. In addition, the Company failed to make the required accrual for one of its international employee benefit plans due to a misapplication of GAAP.

Intercompany accounts: The Company determined that certain unreconciled intercompany accounts payable and receivable aggregating to a net balance of $29 million should have been written off prior to January 1, 2001.

Other marketing, selling and administrative adjustments: The Company recorded a number of adjustments with respect to marketing, selling and administrative expense. The Company determined that there had been an error in the application of its historical accounting policy for accruing for earned vacation not yet taken. The Company determined that it had not properly recorded an expense for training and operational support relating to a contract with a third party in the period that it was incurred. The Company wrote off certain accounts that did not have adequate documentation supporting their existence. The Company also wrote off reserves for post-employment benefits other than pensions that had been retained in error for certain of its divested businesses. The Company incorrectly capitalized certain costs related to internally developed software due to a misapplication of GAAP. The Company also failed to adjust certain expense reserves on a timely basis to the actual amount of expense incurred as required by GAAP. The Company also corrected a number of smaller, immaterial errors in the application of GAAP.

Intercompany foreign exchange gains and losses: Historically, the Company deferred gains and losses for certain intercompany foreign exchange loan transactions by recording such gains and losses in other accumulated comprehensive loss on the Company’s consolidated balance sheet. This was an error in the application of GAAP, which requires that, unless the intercompany transaction is a long-term investment, that is, where settlement is not planned in the foreseeable future, any foreign currency transaction gain or loss should be included in determining net income. The Company has corrected its policy to comply with GAAP.

Other restatement items: The Company has several foreign subsidiaries that operate in jurisdictions with hyperinflationary currencies and with respect to which the Company recorded restatement adjustments to correct errors relating to the accounting for deferred tax assets, liabilities and valuation allowances. As a result, the Company did not record foreign exchange gain or loss with respect to these deferred tax assets, which was an error. The Company erroneously overaccrued expenses relating to certain grants, which had been completed, by failing to adjust accruals to the actual amounts of the expenses incurred over the life of the grants. The Company failed to write-off an unreconciled account relating to its acquisition of DuPont Pharmaceuticals in 2001. The Company also failed to adjust certain expense reserves on a timely basis to the actual amount of expense incurred as required by GAAP. The Company also corrected a number of smaller, immaterial errors in the application of GAAP.

Adjustments to Minority Interest, Net of Taxes

The Company recorded duplicate deferred tax net assets in error related to tax attributes of certain partnership entities in which Sanofi-Synthelabo (Sanofi) owns the majority controlling interest.

Adjustments to Provision for Income Taxes

Contingency reserves: In certain instances during the periods being restated, the Company made errors in recording its reserves for tax contingencies. The Company believes there may have been inappropriate adjustments to its tax contingency reserves in 2001 and 2002. The Company has completed a review and has not been able to determine whether or not any of the errors in its tax contingency reserves being corrected in the restatement are related to inappropriate accounting.

U.S. federal and state tax items: The Company identified a number of errors related to current and deferred federal and state taxes, and corresponding current and deferred tax expense. These errors included (i) not establishing deferred tax assets and, to the extent necessary, corresponding valuation allowances for net operating loss and tax credit carryforwards, (ii) not applying, or misapplying, the asset and liability approach for deferred taxes required under GAAP, (iii) not considering all relevant information at the date of issuance of the financial statements, and (iv) not timely adjusting for differences between tax provisions and filed tax returns.

Foreign tax items: The Company identified a number of errors related to current and deferred foreign taxes, and corresponding tax expense. These errors included (i) not establishing deferred tax assets and, to the extent necessary, corresponding valuation allowances for net operating loss and tax credit carryforwards, (ii) not applying, or misapplying, the asset and liability approach for deferred taxes required under GAAP, (iii) not considering all information available at the date of issuance of the financial statements, (iv) not timely adjusting for filed tax returns and (v) accounting for income taxes in certain jurisdictions on a cash basis.

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS FOR YEARS ENDED DECEMBER 31, 2002 AND 2001 (Continued)

The following table presents the impact of the restatement adjustments described above on the provision for income taxes:

			% of Earnings Before Minority Interest and Income Taxes
	2002	2001	2002	2001
Provision for Income Taxes, as previously reported	$435	$73	16.4%	3.3%
Contingency reserves	(26)	24	(1.0)	1.1
Other tax items:
U.S.	128	32	4.6	1.4
Non-U.S.	(146)	84	(5.8)	3.6

Provision for Income Taxes, as restated	$391	$213	14.2%	9.4%

The following table presents the impact of the income tax restatement adjustments described above on the Company’s consolidated balance sheet at December 31, 2002:

	Contingency Reserves	Other Tax Items
Assets:
Deferred income taxes, current	$—	$18
Deferred income taxes, non-current	—	92
Liabilities:
Accrued liabilities	$49	$(27)
U.S. and foreign income taxes payable	(80)	122

Adjustments to Cash and Cash Equivalents Classification

The Company has determined that certain investments under its cash management program were erroneously classified as cash equivalents on its consolidated balance sheet at December 31, 2001 and 2002, and statement of cash flows for fiscal years 2001 and 2002, respectively. Approximately $0.9 billion and $1.6 billion of these investments were held by the Company and reflected as cash and cash equivalents on the Company’s consolidated balance sheet at December 31, 2001 and 2002, respectively. Although the Company believes these investments are highly liquid, because the maturities for these investments exceeded three months, the previous presentation in cash and cash equivalents was an error and the Company has restated prior periods to present these investments as marketable securities. The restatement adjustment to the Company’s consolidated balance sheet at December 31, 2002 decreased the amount of cash and cash equivalents by approximately $1.6 billion. The restatement adjustment to statements of cash flows increased the amount of net cash used in investing activities for the years ended December 31, 2001 and 2002 by approximately $0.9 billion and $0.7 billion, respectively.

Adjustments to Other Expense, Net Classification

The table below presents the restatement charges (credits) for certain amounts that had been classified in error and have been reclassified as part of the restatement from other expense, net, to the appropriate line item in the consolidated statement of earnings for the years ended December 31, 2002 and 2001:

	Year Ended December 31
	2002	2001
	(dollars in millions)
Total adjustments to Other expense, net	$(257)	$(77)

Net Sales:
Rebate accrual adjustment	$14	$—

Cost of Products Sold:
Royalty expense	$55	$52
Product liability expense	28	—
Royalties receivable write-off adjustment	55	—
Other, net(a)	15	8

	$153	$60

Marketing, Selling and Administrative:
Amortization of capitalized software	$43	$26
Restricted stock grant amortization	18	25
Other, net(a)	(2)	(11)

	$59	$40

Advertising and Product Promotion:
Other, net(a)	$(4)	$(1)

Research and Development:
Reimbursement of clinical study expenditures	$—	$(13)
Other, net(a)	(5)	(9)

	$(5)	$(22)

Equity in Net Income of Affiliates:
ImClone share in losses	$40	$—

(a)	Certain items included in “Other, net”, are reclassifications of amounts that are not “errors” within the meaning of APB Opinion No. 20, Accounting Changes, but rather are amounts that have been reclassified to conform to the current year presentation.

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS FOR YEARS ENDED DECEMBER 31, 2002 AND 2001 (Continued)

The following table presents the impact of the restatement adjustments on the Company’s previously reported 2002 and 2001 results on a condensed basis:

	2002		2001
	As Previously Reported	As Restated	As Previously Reported	As Restated
	(dollars in millions, except per share data)
STATEMENT OF EARNINGS:
Net Sales	$18,119	$18,106	$17,987	$18,044
Total Costs and Expenses	15,472	15,345	15,769	15,781
Earnings from Continuing Operations	$2,034	$2,067	$2,043	$1,871
Discontinued Operations:
Net (loss)/earnings	(6)	32	226	226
Net gain on disposal	38	38	2,565	2,565

Net Earnings	$2,066	$2,137	$4,834	$4,662

Basic Earnings per Common Share
Continuing Operations	$1.05	$1.07	$1.05	$.96
Discontinued Operations:
Net earnings	—	.02	.12	.12
Net gain on disposal	.02	.02	1.32	1.32

Net Earnings	$1.07	$1.11	$2.49	$2.40

Diluted Earnings per Common Share
Continuing Operations	$1.05	$1.06	$1.04	$.95
Discontinued Operations:
Net earnings	—	.02	.11	.11
Net gain on disposal	.02	.02	1.31	1.31

Net Earnings	$1.07	$1.10	$2.46	$2.37

BALANCE SHEET (AT DECEMBER 31):
ASSETS
Current Assets:
Cash and cash equivalents	$3,978	$2,367	$5,500	$4,552
Marketable securities	11	1,622	154	1,102
Other current assets	5,986	6,071	7,595	7,707

Total Current Assets	9,975	10,060	13,249	13,361
Other Assets	14,899	14,962	14,563	14,503

Total Assets	$24,874	$25,022	$27,812	$27,864

LIABILITIES
Current liabilities	$8,220	$8,487	$11,109	$11,385
Other liabilities	1,426	1,518	1,391	1,480
Long-term debt	6,261	6,261	6,237	6,237

Total Liabilities	15,907	16,266	18,737	19,102
STOCKHOLDERS’ EQUITY	8,967	8,756	9,075	8,762

Total Liabilities and Stockholders’ Equity	$24,874	$25,022	$27,812	$27,864

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3 ALLIANCES AND INVESTMENTS

Sanofi-Synthelabo

The Company has agreements with Sanofi for the codevelopment and cocommercialization of AVAPRO*/AVALIDE* (irbesartan), an angiotensin II receptor antagonist indicated for the treatment of hypertension, and PLAVIX* (clopidogrel), a platelet inhibitor. The worldwide alliance operates under the framework of two geographic territories; one in the Americas and Australia and the other in Europe and Asia. Two territory partnerships were formed to manage central expenses, such as marketing, research and development and royalties, and to supply finished product to the individual countries. At the country level, agreements either to copromote (whereby a partnership was formed between the parties to sell each brand) or to comarket (whereby the parties operate and sell their brands independently of each other) are in place.

The Company acts as the operating partner for the territory covering the Americas (principally the United States, Canada, Puerto Rico and Latin American countries) and Australia and owns the majority controlling interest in this territory. As such, the Company consolidates all country partnership results for this territory and records Sanofi’s share of the results as a minority interest, net of taxes, which was $351 million in 2003, $292 million in 2002, and $174 million in 2001. The Company recorded sales in this territory and in comarketing countries (Germany, Italy, Spain and Greece) of $3,224 million in 2003, $2,476 million in 2002, and $1,658 million in 2001.

Sanofi acts as the operating partner of the territory covering Europe and Asia and owns the majority financial controlling interest in this territory. In 2003 the Company accounts for the investment in partnership entities in this territory under the equity method and records its share of the results in equity in net income of affiliates in the consolidated statement of earnings. The Company’s share of net income from these partnership entities before taxes was $187 million in 2003, $120 million in 2002, and $78 million in 2001.

In 2001, the Company and Sanofi formed an alliance for the copromotion of irbesartan, as part of which the Company contributed the irbesartan distribution rights in the United States and Sanofi paid the Company a total of $350 million in 2002 and 2001. The Company accounts for this transaction as a sale of an interest in a license and defers and amortizes the $350 million into income over the expected useful life of the license, which is approximately eleven years. The Company amortized into income $31 million in 2003 and 2002, and $8 million in 2001.

Otsuka

The Company has a worldwide commercialization agreement with Otsuka Pharmaceutical Co., Ltd. (Otsuka), to codevelop and copromote ABILIFY* (aripiprazole) for the treatment of schizophrenia. Total milestone payments made to Otsuka from 1999 through December 2002 were $207 million, of which $157 million was expensed as acquired in-process research and development in 1999. The $50 million of capitalized payments are being amortized over the remaining life of the agreement, which is approximately 9 years. The Company began copromoting the product with Otsuka in the United States and Puerto Rico in November 2002. The Company will also copromote the product in several European countries if marketing approval is received from the European authorities. Revenue is earned when Otsuka ships the product and title passes to the customer. The Company records alliance revenue for its 65% share of the net sales in these copromotion countries and records all expenses related to the product. The Company also has an exclusive right to sell ABILIFY* in a number of countries in Europe, Latin America and Asia. In these countries, as sales commence, the Company will record 100% of the net sales and related cost of sales. The Company recorded revenue for ABILIFY* of $283 million in 2003 and $25 million in 2002.

ImClone

In November 2001, the Company purchased 14.4 million shares of ImClone for $70 per share, or $1,007 million, which represented approximately 19.9% of the ImClone shares outstanding just prior to the Company’s commencement of a public tender offer for ImClone shares. This transaction is being accounted for using the equity method of accounting. ImClone is a biopharmaceutical company focused on developing targeted cancer treatments, which include growth factor blockers, cancer vaccines, and anti-angiogenesis therapeutics. The equity investment in ImClone is part of a strategic agreement between the Company and ImClone that also includes an arrangement to codevelop and copromote the cancer drug, ERBITUX*, for a series of payments originally totaling $1 billion. The Company paid ImClone a milestone payment of $200 million in 2001.

On December 28, 2001, ImClone announced that the U.S. Food and Drug Administration (FDA) refused to accept for filing the Biologics License Application (BLA) that had been submitted by ImClone for ERBITUX*. The BLA had been submitted to gain marketing approval to treat irinotecan-refractory colorectal carcinoma.

On March 5, 2002, the agreement with ImClone was revised to reduce the total payments to $900 million from $1 billion. Under the revised agreement, the Company paid ImClone $140 million in March 2002, $60 million in March 2003, and $250 million in March 2004 for the approval of ERBITUX* by the FDA, and an additional $250 million upon achievement of a second milestone. Of the $200 million paid to ImClone in March 2002 and 2003, $160 million was expensed to in-process research and development in the first quarter of 2002. The remaining $40 million was recorded as an additional equity investment to eliminate the income statement effect of the portion of the milestone payment for which the Company has an economic claim through its ownership interest in ImClone. Also under the revised agreement, the Company will pay ImClone a distribution fee based on a flat rate of 39% of

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3	ALLIANCES AND INVESTMENTS (Continued)

product net revenues in North America. The Company will purchase all of its commercial requirements for bulk ERBITUX* from ImClone at a price equal to actual manufacturing cost plus 10%. The terms of the revised agreement will continue through 2018.

In the fourth quarter of 2001, the Company recorded a pre-tax charge of approximately $735 million, comprised of $575 million for the write-off of acquired in-process research and development related to the equity investment and $160 million for the write-off of a portion of the $200 million milestone payment made in 2001. The remaining $40 million of the $200 million milestone payment was recorded as an additional equity investment to eliminate the income statement effect of the portion of the milestone payment for which the Company has an economic claim through its ownership interest in ImClone. The acquired in-process research and development charge related to three oncology research projects in the Phase I or later stage of development with one research project, ERBITUX*. The amount was determined by identifying research projects in areas for which technological feasibility has not been established and for which there is no alternative future use. The projected FDA approval dates used were years 2002 through 2008, at which time the Company expected these projects to begin to generate cash flows. The cost to complete these projects was estimated at $323 million. All of the research and development projects considered in the valuation are subject to the normal risks and uncertainties associated with demonstrating the safety and efficacy required to obtain FDA approval. The purchase price allocation resulted in $66 million of patent and technology intangible assets, which are being amortized over their weighted-average useful lives of 17 years and approximately $375 million of goodwill, which is not amortized.

Of the $1,207 million paid in 2001 for the equity investment ($1,007 million) and the milestone payment ($200 million), $735 million was expensed as acquired in-process research and development in 2001 and the remaining $472 million was recorded as an equity investment. An additional $9 million was added to the investment primarily for acquisition costs, resulting in a carrying value of $481 million at December 31, 2001. In the third quarter of 2002, the Company recorded a pre-tax charge to earnings of $379 million for an other than temporary decline in the market value of ImClone based on the decline in value of ImClone’s shares during 2002. The fair value of the equity investment in ImClone used to record the impairment was determined based on the market value of ImClone shares on September 30, 2002. The total equity investment in ImClone as of December 31, 2003 was $63 million compared to $102 million as of December 31, 2002. On a per share basis, the carrying value of the ImClone investment and the closing market price of ImClone shares as of December 31, 2003 were $4.41 and $39.66, respectively, compared to $7.09 and $10.62, respectively, as of December 31, 2002. The closing market price of ImClone shares as of March 11, 2004 was $45.29 per share.

The Company recorded a $36 million net loss for its share of ImClone’s losses in 2003. Included in the $36 million was a loss of $5 million related to ImClone’s restatement of 2001 results and final reporting of 2002 full year and 2003 first quarter results. In 2002, the Company recorded a $40 million net loss for its share of ImClone’s losses and amortization of previously capitalized milestone payments. The Company records its share of the results in equity in net income of affiliates in the consolidated statement of earnings.

On February 12, 2004, the FDA approved a resubmitted BLA for ERBITUX*. ERBITUX* is for the treatment of patients with Epidermal Growth Factor Receptor (EGFR) expressing metastatic colorectal cancer who had failed an irinotecan-based regimen in combination with irinotecan and as monotherapy for patients who are intolerant of irinotecan.

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3 ALLIANCES AND INVESTMENTS (Continued)

Summary Financial Information

Following is summarized financial information for the Company’s equity investments in ImClone and a joint venture with Sanofi in Europe and Asia:

	2003	2002	2001
	(dollars in millions)
Revenues	$1,605	$1,051	$685
Gross profit	794	535	303
Net income	288	107	100
Current assets	827	822	726
Non-current assets	259	200	124
Current liabilities	829	533	252
Non-current liabilities	527	626	603

The above information includes ImClone data from the date of investment, November 2001.

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4 RESTRUCTURING AND OTHER ITEMS

2003 Activities

During 2003, the Company recorded pretax restructuring and other charges of $65 million, relating to downsizing and streamlining of worldwide operations and rationalization of worldwide manufacturing operations. Of this charge, $50 million primarily relates to employee termination benefits for approximately 950 employees, including manufacturing, administrative and sales personnel in Europe, North America, Asia, and Central America. Other items of $15 million relate primarily to relocation expenses as a result of the consolidation of research facilities. These charges were partially offset by an adjustment due to changes in estimates to prior period reserves of $39 million, which principally is due to higher than anticipated proceeds from disposal of assets and reduced separation costs. The Company expects to complete these restructuring activities by 2006.

In addition, the Company recorded $67 million in asset impairments and accelerated depreciation relating to the rationalization of manufacturing operations in cost of products sold.

The following table presents a detail of provision for restructuring and other items by operating segment and type. The Company does not allocate restructuring charges to its business segments.

	Employee Terminations	Employee Termination Benefits	Other Exit Costs	Other Items	Total
Pharmaceuticals	850	$39	$3	$15	$57
Other Healthcare	100	8	—	—	8

Subtotal	950	$47	$3	$15	65

Reduction in reserves for changes in estimates					(39)

Provision for restructuring and other items					$26

The Company also recorded $102 million in research and development related to the upfront payments for four licensing agreements, which were not allocated to business segments.

2002 Activities

During 2002, the Company recorded pre-tax restructuring and other charges of $160 million, relating to a reduction or elimination of non-strategic research efforts as well as the consolidation of research facilities, workforce reductions and downsizing and streamlining of worldwide operations. Of this charge, $71 million relates to employee termination benefits for approximately 1,040 employees, including research, manufacturing, sales, and administrative personnel, $51 million represents asset write-downs including a $24 million impairment charge for the Company’s investment in Deltagen and $38 million for other exit costs for the closure of facilities and other related expenses. These charges were offset by an adjustment to prior period restructuring reserves of $146 million, $65 million of which is due to lower than expected separation costs, $59 million due to higher than anticipated proceeds from disposal of assets previously written off as restructuring and $22 million for projects that have been cancelled. In addition, a $17 million adjustment to cost of products sold was made to reflect the reversal of inventory reserves associated with cancelled projects. The Company substantially completed these restructuring activities in 2003.

In addition, $69 million of accelerated depreciation relating to the planned shutdown of research facilities in the United States has been included in research and development expense, and $2 million for inventory write-offs associated with these projects has been included in cost of products sold.

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4 RESTRUCTURING AND OTHER ITEMS (Continued)

The following table presents a detail of provision for restructuring and other items by operating segment and type. The Company does not allocate restructuring charges to its business segments.

	Employee Terminations	Employee Termination Benefits	Asset Write Downs	Other Exit Costs	Total
	(dollars in millions)
Pharmaceuticals	901	$62	$19	$38	$119
Nutritionals	92	5	—	—	5
Other Healthcare	22	2	5	—	7
Corporate/Other	25	2	27	—	29

Subtotal	1,040	$71	$51	$38	160

Reduction in reserves for changes in estimates					(146)

Provisions for restructuring and other items					$14

2001 Activities

During 2001, the Company recorded pre-tax restructuring and other charges of $519 million. The restructuring programs included termination benefits, asset write-downs and other costs and were implemented in 2001 to downsize and streamline operations, rationalize manufacturing facilities, and terminate certain sales force and research contract obligations. These actions are substantially completed. Of this charge, $229 million relates to employee termination benefits for 3,400 employees, as a result of a Company-wide restructuring effort to downsize and streamline operations, which impacted virtually all areas including sales force, manufacturing, administrative and research personnel. Additional charges include, $95 million for the termination of a contract sales force, and $65 million for other exit costs primarily related to costs associated with the closure of certain manufacturing operations. The charge also included $119 million of write-down of fixed and other assets primarily related to the exit of a Nutritionals business in Eastern Europe, the closure of a pharmaceutical production facility in the United States and the closure of a research facility in France. Other items of $11 million relate to costs associated with a product recall. These restructuring charges were partially offset by a reversal of $63 million as a result of a change in estimate relating to separation costs or cancellation of projects previously provided for.

Additional costs associated with restructuring projects in 2001 include $74 million of sales deductions and customer charge backs relating to abandonment of non-strategic pharmaceutical product lines, which has been included as a reduction in sales, and $58 million of related inventory write-offs, which has been included in cost of products sold.

The following table presents a detail of provision for restructuring and other items by operating segment and type. The Company does not allocate restructuring charges to its business segments.

	Employee Terminations	Employee Termination Benefits	Asset Write Downs	Other Exit Costs	Other Items	Total
	(dollars in millions)
Pharmaceuticals	2,029	$139	$81	$145	$11	$376
Nutritionals	698	24	37	10	—	71
Other Healthcare	262	22	1	—	—	23
Corporate/Other	411	44	—	5	—	49

Subtotal	3,400	$229	$119	$160	$11	519

Reduction in reserves for changes in estimates						(63)

Provision for restructuring and other items						$456

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4 RESTRUCTURING AND OTHER ITEMS (Continued)

Rollforward

Restructuring charges and spending against liabilities associated with prior and current actions are as follows:

	Employee Termination Liability	Other Exit Cost Liability	Total
	(dollars in millions)
Balance at December 31, 2000	$220	$8	$228
Charges	229	160	389
Spending	(122)	(130)	(252)
Changes in Estimate	(84)	3	(81)

Balance at December 31, 2001	243	41	284
Charges	71	38	109
Spending	(155)	(29)	(184)
Changes in Estimate	(92)	(8)	(100)

Balance at December 31, 2002	67	42	109
Charges	47	3	50
Spending	(56)	(35)	(91)
Changes in Estimate	(7)	(3)	(10)

Balance at December 31, 2003	$51	$7	$58

These liabilities are included in accrued expenses in the consolidated balance sheet.

Note 5 ACQUISITIONS AND DIVESTITURES

DuPont Pharmaceuticals Acquisition

On October 1, 2001, the Company acquired DuPont Pharmaceuticals from E. I. du Pont de Nemours and Company for $7.8 billion in cash. The results of DuPont Pharmaceuticals have been included in the consolidated financial statements from the date of acquisition. DuPont Pharmaceuticals is primarily a domestic pharmaceutical and imaging product business focused on research and development. This acquisition was financed with proceeds from the issuance of $1.5 billion of commercial paper, the issuance of $5.0 billion of medium-term notes and internal cash flows.

Following is a summary of the final allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed (dollars in millions):

Current assets	$520
Property, plant and equipment	321
Intangible assets	1,976
Acquired in-process research and development	2,009
Goodwill	3,780
Other assets	280

Total assets acquired	8,886

Current liabilities	353
Restructuring liabilities	575
Acquisition liabilities	90
Long-term liabilities	123

Total liabilities assumed	1,141

Purchase Price	$7,745

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5 ACQUISITIONS AND DIVESTITURES (Continued)

The total intangible assets of $1,976 million are being amortized over their weighted-average useful lives and include core and developed technology of $1,783 million (15 and 11 years weighted-average useful life, respectively) and patents of $193 million (11 year weighted-average useful life).

The goodwill of $3,780 million was assigned to the Pharmaceuticals segment. Of that total amount, $2,418 million is expected to be deductible for tax purposes over a 15-year period.

At the time of acquisition, $2.0 billion of the purchase price was allocated to acquired in-process research and development and was charged to earnings in the fourth quarter of 2001. This charge was associated with five research projects. The amount was determined by identifying research projects for which technological feasibility has not been established and for which there is no alternative future use. Two projects have terminated. The three remaining projects, two at a clinical stage and one pre-clinical, are currently proceeding. These research and development projects considered in the valuation are subject to the normal risks and uncertainties associated with demonstrating the safety and efficacy required for FDA approval.

In connection with the acquisition, the Company recorded $575 million of restructuring liabilities as a result of severance and relocation of workforce, the elimination of duplicate facilities and contract terminations. Such costs have been recognized by the Company as a liability assumed as of the acquisition date, resulting in additional goodwill. These liabilities consisted of $325 million of employee termination benefits for approximately 1,800 employees, $80 million related to the closure of facilities, and $170 million for contract terminations. The $575 million originally recorded in accrued expenses was reduced to $458 million by December 31, 2001, $13 million by December 31, 2002 and $7 million by the end of 2003. The reduction of the balance during 2002 was due to cash payments of $284 million and an adjustment to reverse previously recorded liabilities of $161 million, with a corresponding reduction in goodwill. The adjustment was primarily due to lower than expected separation costs, contract termination expenses and other facilities exit costs related to the acquisition. The reduction of the balance during 2003 was due to cash payments of $6 million.

The following unaudited pro forma financial information presents results as if the acquisition had occurred at the beginning of 2001:

Restated Year Ended December 31, 2001
(dollars in millions, except per share data)
Net Sales	$19,305
Net Earnings	5,568
Earnings Per Share—Basic	2.87
Earnings Per Share—Diluted	2.83

The unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments such as additional amortization expense as a result of identifiable intangible assets arising from the acquisition and from increased interest expense on acquisition debt, and exclude the acquired in-process research and development charge related to the DuPont Pharmaceuticals acquisition. Pro forma net earnings and earnings per share amounts include a $2.6 billion gain on the sale of Clairol. The pro forma results are not necessarily indicative either of the results of operations that actually would have resulted had the acquisition been in effect at the beginning of the respective periods or of future results.

Other

In 2002, the Company completed the sale of two branded products, MOISTUREL* and DURICEF*, which resulted in a pre-tax gain of $30 million.

In 2001, the Company completed the sale of three pharmaceutical products, CORZIDE*, DELESTROGEN* and FLORINEF*, the licensing rights to CORGARD* in the United States, ESTRACE* tablets, the Apothecon commodity business, and its SOLAGE* and VIACTIV* product lines, all of which resulted in a pre-tax gain of $475 million.

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6 DISCONTINUED OPERATIONS

In 2001, the Company completed the sale of Clairol to Procter & Gamble for cash proceeds of approximately $5.0 billion. The sale resulted in a pre-tax gain of $4.3 billion ($2.6 billion after taxes), which is included in the gain on disposal of discontinued operations. In addition, in 2001, the Company spun off Zimmer Holdings, Inc. (Zimmer), in a tax-free distribution, resulting in a common stock dividend of $156 million. In 2002, the Company resolved several post-closing matters associated with previously discontinued businesses, resulting in an increase of $38 million to the gain on the disposal of Clairol, a $38 million credit related to a reduction in the tax contingency reserve related to the spin-off of Zimmer and a $4 million credit to retained earnings related to an adjustment for a Zimmer pension liability affecting the spin-off of Zimmer.

The net sales and earnings of discontinued operations are as follows:

2001
(dollars in millions)
Net sales	$2,152

Earnings before income taxes	451
Income taxes	225

Net earnings from discontinued operations	$226

The net earnings of $32 million in 2002 reflected in the statement of earnings primarily reflects a reduction in the tax contingency reserve related to the spin-off of Zimmer in 2001.

The consolidated statement of cash flows includes the Clairol and Zimmer businesses through date of disposition. The Company uses a centralized approach to the cash management and financing of its operations and accordingly, the Company does not allocate debt to these businesses.

Cash flows from operating and investing activities (principally investing) of discontinued operations for the years ended December 31, 2002 and 2001 were $(17) million and $5.3 billion (including approximately $5.0 billion of proceeds from the sale of Clairol), respectively.

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7 EARNINGS PER SHARE

The numerator for both basic and diluted earnings per share is net earnings available to common stockholders. The denominator for basic earnings per share is the weighted average number of common shares outstanding during the period. The denominator for diluted earnings per share is weighted average shares outstanding adjusted for the effect of dilutive stock options. The computations for basic earnings per common share and diluted earnings per common share are as follows:

	Year Ended December 31,
	2003		Restated 2002	Restated 2001
	(in millions, except per share amounts)
Earnings from Continuing Operations	$3,106		$2,067	$1,871

Discontinued Operations:
Net earnings	—		32	226
Net gain on disposal	—		38	2,565

	—		70	2,791

Net Earnings	$3,106		$2,137	$4,662

Basic:
Average Common Shares Outstanding	1,937		1,936	1,940

Earnings from Continuing Operations	$ 1.60		$1.07	$.96

Discontinued Operations:
Net earnings	—		.02	.12
Net gain on disposal	—		.02	1.32

	—		.04	1.44

Net Earnings	$ 1.60		$1.11	$2.40

Diluted:
Average Common Shares Outstanding	1,937		1,936	1,940
Conversion of Convertible Debt Bonds	7		—	—
Incremental Shares Outstanding Assuming the Exercise of Dilutive Stock Options	6		6	25

	1,950		1,942	1,965

Earnings from Continuing Operations	$ 1.59	(1)	$1.06	$.95

Discontinued Operations:
Net earnings	—		.02	11
Net gain on disposal	—		.02	1.31

	—		.04	1.42

Net Earnings	$ 1.59	(1)	$1.10	$2.37

Weighted-average shares issuable upon the exercise of stock options, which were not included in the diluted earnings per share calculation because they were not dilutive, were 114 million in 2003, 121 million in 2002, and 43 million in 2001.

(1)	Net earnings in 2003 includes interest expense added back for the assumed conversion of the convertible debt into common shares.

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8 OTHER EXPENSE, NET

The components of other expense, net are:

	Year Ended December 31,
	2003	Restated 2002	Restated 2001
	(dollars in millions)
Interest expense	$277	$364	$182
Interest income	(65)	(81)	(133)
Foreign exchange transaction loss, net	23	29	71
Other, net	(56)	(83)	(22)

Other expense, net	$179	$229	$98

Interest expense in 2003 and 2002 is primarily related to the issuance of $5.0 billion debt and $1.5 billion commercial paper in conjunction with the 2001 DuPont Pharmaceuticals and ImClone transactions. In addition, 2003 and 2002 interest expense was reduced by net interest-rate swap gains of $116 million and $23 million, respectively. Interest income relates primarily to cash, cash equivalents and investments in marketable securities.

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9 INCOME TAXES

The components of earnings (loss) from continuing operations before minority interest and income taxes were:

	Year Ended December 31,
	2003	Restated 2002	Restated 2001
	(dollars in millions)
U.S.	$913	$(536)	$(734)
Non-U.S.	3,781	3,297	2,997

	$4,694	$2,761	$2,263

The above amounts are categorized based on the location of the taxing authorities.

The provision/(benefit) for income taxes attributable to continuing operations consisted of:

	Year Ended December 31,
	2003	Restated 2002	Restated 2001
	(dollars in millions)
Current:
U.S.	$428	$223	$1,034
Non-U.S.	538	639	555

	966	862	1,589

Deferred:
U.S.	232	(431)	(1,383)
Non-U.S.	17	(40)	7

	249	(471)	(1,376)

	$1,215	$391	$213

The Company’s provision for income taxes in 2003, 2002 and 2001 was different from the amount computed by applying the statutory U.S. federal income tax rate to earnings from continuing operations before minority interest and income taxes, as a result of the following:

	% of Earnings Before Minority Interest and Income Taxes
	2003		Restated 2002		Restated 2001
	(dollars in millions)
Earnings from Continuing Operations Before Minority Interest and Income Taxes	$4,694		$2,761		$2,263

U.S. statutory rate	1,643	35.0%	966	35.0%	792	35.0%
Effect of operations in Ireland, Puerto Rico and Switzerland	(734)	(15.6)	(494)	(17.9)	(727)	(32.1)
State and local taxes	14	0.3	156	5.6	(77)	(3.4)
Changes in estimate for contingent tax matters	197	4.2	(104)	(3.7)	184	8.1
Non-deductible reserves	88	1.9	—	—	—	—
Foreign and Other	7	0.1	(133)	(4.8)	41	1.8

	$1,215	25.9%	$391	14.2%	$213	9.4%

The effective tax rate on continuing operations increased to 25.9% in 2003 from 14.2% in 2002 due primarily to the decrease in the effective tax rate benefit from operations in Ireland, Puerto Rico and Switzerland to 15.6% in 2003 from 17.9% in 2002, provisions for certain non-deductible litigation reserves, and an increase in estimates for contingent tax matters in 2003 compared to 2002.

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9 INCOME TAXES (Continued)

The components of current and non-current deferred income tax assets (liabilities) were:

	December 31,
	2003	Restated 2002
	(dollars in millions)
Acquired in-process research and development	$1,072	$1,113
Intercompany profit and other inventory items	360	423
Foreign tax credit carryforward	425	270
Legal settlement	—	207
Restructuring, acquisition and divestiture reserves	17	59
Deferred income	88	99
Alternative minimum tax credit carryforward	38	—
Charitable contribution carryforward	35	—
State tax net operating loss carryforward	191	102
Foreign net operating loss and credit carryforward	193	91
Sales returns and allowances	114	53
Research and experimentation tax credit carryforward	38	24
Postretirement and pension benefits	(188)	(195)
Depreciation	(316)	(260)
Deferred foreign currency gain/loss	121	35
Other, net	106	307

	2,294	2,328
Valuation allowance	(368)	(218)

Deferred tax assets, net	$1,926	$2,110

Recognized as:
Deferred income tax assets, current	$864	$1,013
Deferred income tax assets, non-current	1,234	1,097
U.S. and foreign income taxes payable	17	—
Other liabilities, non-current	155	—

	$1,926	$2,110

The valuation allowance of $368 million at December 31, 2003 relates to $83 million of foreign and state net deferred tax assets, and $285 million of foreign and state net operating loss and tax credit carryforwards, that the Company currently believes are more likely than not to remain unrealized in the future.

Income taxes paid during the year were $869 million, $2,491 million and $1,021 million in 2003, 2002 and 2001, respectively.

The current tax benefit realized upon the exercise of stock options is charged to capital in excess of par value of stock and amounted to $10 million, $45 million, and $157 million in 2003, 2002, and 2001, respectively.

The Company has settled its U.S. federal income tax returns with the Internal Revenue Service (IRS) through 1997.

U.S. federal income taxes have not been provided on substantially all of the unremitted earnings of non-U.S. subsidiaries, since it is management’s practice and intent to indefinitely postpone their remittance. The total amount of the net unremitted earnings of non-U.S. subsidiaries was approximately $12.6 billion at December 31, 2003.

The Company establishes liabilities for possible assessments by taxing authorities resulting from known tax exposures. Such amounts represent a reasonable provision for taxes ultimately expected to be paid, and may need to be adjusted over time as more information becomes known. As of December 31, 2003, there are certain tax contingencies for which no liabilities have been established. Although the Company cannot reasonably estimate the possible amount of any such contingency, it is possible that such contingencies could be material. The effect of changes in estimates related to contingent tax matters is included in the rate reconciliation above. During the year ended December 31, 2002, the Company recognized an income tax benefit of $261 million due to the settlement of certain prior year tax matters and the determination by the Company as to the expected settlement of tax litigation.

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9 INCOME TAXES (Continued)

Also in 2002, the Company reorganized the structure of its ownership of many of its non-U.S. subsidiaries. The principal purpose of the reorganization was to facilitate the Company’s ability to efficiently deploy its financial resources outside the United States. The Company believes that the reorganization transactions were generally tax-free both inside and outside the United States. It is possible, however, that taxing authorities in particular jurisdictions could assert tax liabilities arising from the reorganization transactions or the operations of the reorganized subsidiaries. It is not reasonably possible to predict whether any taxing authority will assert such a tax liability or to reasonably estimate the possible loss or range of loss with respect to any such asserted tax liability. The Company would vigorously challenge any such assertion and believes that it would prevail but there can be no assurance of such a result. If the Company were not to prevail in final, non-appealable determinations, it is possible the impact could be material.

Note 10 RECEIVABLES

The major categories of receivables follow:

	December 31,
	2003	2002
	(dollars in millions)
Accounts receivable—trade	$3,091	$2,670
Accounts receivable—miscellaneous	709	427

	3,800	3,097
Less allowances for bad debts	154	129

Receivables, net	$3,646	$2,968

Note 11 INVENTORIES

The major categories of inventories follow:

	December 31,
	2003	Restated 2002
	(dollars in millions)
Finished goods	$1,001	$918
Work in process	416	416
Raw and packaging materials	180	216
Consignment inventory	4	58

	$1,601	$1,608

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12 CONSIGNMENT

A significant portion of the Company’s U.S. pharmaceuticals sales is made to wholesalers. In April 2002, the Company disclosed that it had experienced a substantial buildup of wholesaler inventories in its U.S. pharmaceuticals business over several years, primarily in 2000 and 2001. This buildup was primarily due to sales incentives offered by the Company to its wholesalers. The Company accounts for certain sales of pharmaceutical products to Cardinal Health, Inc. (Cardinal) and McKesson Corporation (McKesson) using the consignment model, based in part on the relationship between the amount of incentives offered to these wholesalers and the amount of inventory held by these wholesalers.

The Company determined that shipments of product to Cardinal and shipments of product to McKesson met the consignment model criteria set forth under “—Note 1, Accounting Policies—Revenue Recognition” above as of July 1, 1999 and July 1, 2000, respectively, and, in each case, continuing through the end of 2002 and for some period thereafter. Accordingly, the consignment model was required to be applied to such shipments. Prior to those respective periods, the Company recognized revenue with respect to sales to Cardinal and McKesson upon shipment of product. Although the Company generally views approximately one month of supply as a desirable level of wholesaler inventory on a go-forward basis and as a level of wholesaler inventory representative of an industry average, in applying the consignment model to sales to Cardinal and McKesson, the Company defined inventory in excess of the wholesaler’s ordinary course of business inventory level as inventory above two weeks and three weeks of supply, respectively, based on the levels of inventory that Cardinal and McKesson required to be used as the basis for negotiation of incentives granted.

In March 2001, the Company entered into a distribution agreement with McKesson for provision of warehousing and order fulfillment services for the Company’s Oncology Therapeutics Network (OTN), a specialty distributor of anticancer medicines and related products. Under the terms of the agreement, McKesson purchases oncology products to service OTN’s fulfillment needs from a number of vendors, including the Company. Subsequent to shipment of product to McKesson, the Company has a significant continuing involvement in the transaction, including marketing the product to the end-user, invoicing the customer and collecting receivables from the customer on behalf of McKesson. In addition, OTN keeps all the credit risk and is responsible for shipping costs to the customer. The Company accounts for sales of oncology products to McKesson using the consignment model and defers recognition of revenue until the products are sold by McKesson.

These transactions resulted in deferred revenue of $76 million and $470 million as of December 31, 2003 and 2002, respectively. The Company recognized previously recorded deferred revenue as net sales in 2003 and 2002 net of rebates, returns and other adjustments, of approximately $321 million and $1,397 million, respectively.

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13 PROPERTY, PLANT AND EQUIPMENT

The major categories of property, plant and equipment follow:

	December 31,
	2003	Restated 2002
	(dollars in millions)
Land	$241	$233
Buildings	3,917	3,389
Machinery, equipment and fixtures	4,197	3,897
Construction in progress	1,087	1,187

	9,442	8,706
Less accumulated depreciation	3,730	3,372

Property, plant and equipment, net	$5,712	$5,334

Capitalized interest is included in the categories of property, plant and equipment shown above. The Company capitalized interest of $35 million and $16 million in the years ended December 31, 2003 and 2002, respectively.

Note 14 GOODWILL

The changes in the carrying amount of goodwill for the years ended December 31, 2003 and 2002 were as follows:

	Pharmaceuticals Segment	Nutritionals Segment	Other Healthcare Segment	Total
	(dollars in millions)
Balance as of December 31, 2001	$4,810	$119	$190	$5,119
Purchase accounting adjustments:
Change in exit cost estimate	(165)	—	—	(165)
Purchase price and allocation adjustments	(117)	(1)	—	(118)

Balance as of December 31, 2002 (Restated) and 2003	$4,528	$118	$190	$4,836

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15 OTHER INTANGIBLE ASSETS

Intangible assets by major asset class were as follows:

	December 31,
	2003	2002
	(dollars in millions)
Patents/Trademarks	$253	$214
Licenses	248	554
Technology	1,783	1,783

	2,284	2,551
Less accumulated amortization	552	647

Net carrying amount	$1,732	$1,904

Amortization expense for other intangible assets (the majority of which is included in costs of products sold) for the years ended December 31, 2003, 2002 and 2001 was $227 million, $269 million, and $116 million, respectively.

Expected amortization expense for the next five years related to the current balance of other intangible assets follows:

Years Ending December 31,	(dollars in millions)
2004	$202
2005	202
2006	199
2007	198
2008	194

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16 SHORT-TERM BORROWINGS AND LONG-TERM DEBT

Included in short-term borrowings were amounts due to foreign banks of $114 million and $89 million, and current installments of long-term debt of $13 million and $132 million, at December 31, 2003 and 2002, respectively. There was no U.S. commercial paper outstanding at December 31, 2003. U.S. commercial paper outstanding at December 31, 2002 was $1,158 million, with an average interest rate of 1.40%. These and other commercial papers issued in 2003 were fully repaid as of December 31, 2003. The proceeds from the commercial paper issuance in 2003 and 2002 were used for general corporate purposes. The average interest rates on international short-term borrowings and on current installments of long-term debt outstanding at December 31, 2003 were 8.04% and 1.33%, respectively, compared with 9.58% and 2.56%, respectively, at December 31, 2002.

As of December 31, 2003, the Company had two revolving credit facilities, totaling $1 billion in aggregate, as support for its domestic commercial paper program. These facilities were established in September 2001 and August 2003, respectively, with a syndicate of lenders, and are extendable at each anniversary date with the consent of the lenders. One of the revolving credit facilities has certain financial covenants, of which the Company is in compliance with as of December 31, 2003. There were no borrowings outstanding under the revolving credit facilities at December 31, 2003 and 2002. The Company had unused short-term lines of credit with foreign banks of $363 million and $321 million at December 31, 2003 and 2002, respectively.

The components of long-term debt were as follows:

	December 31,
	2003	2002
	(dollars in millions)
4.75% Notes, due in 2006	$2,544	$2,570
5.75% Notes, due in 2011	2,459	2,530
Floating Rate Convertible Debentures, due 2023	1,179	—
5.25% Notes, due 2013	600	—
4.00% Notes, due 2008	399	—
6.80% Debentures, due in 2026	345	345
7.15% Debentures, due in 2023	344	344
6.875% Debentures, due in 2097	296	296
1.10% Yen Notes, due 2008	114	—
2.14% Yen Notes, due in 2005	60	53
3.51% Euro Interest on Yen Principal Term Loan, due in 2005	55	49
5.75% Industrial Revenue Bonds, due in 2024	34	34
1.43% Yen Notes, due 2008	32	—
1.81% Yen Notes, due 2010	32	—
Variable Rate Industrial Revenue Bonds, due in 2030	15	15
Capitalized Leases	13	13
Other	1	12

	$8,522	$6,261

During 2003, the Company issued $2.4 billion of debt as follows:

Debt Description	Face Value (dollars in millions)	Effective Interest Rates
3-Month LIBOR – 0.50% Convertible Debt, Due 2023, Callable 2008, Strike Price $41.28	$1,200	3-Month LIBOR - 0.14%
5.25% Notes, Due 2013	600	5.47%
4.00% Notes, Due 2008	400	4.19%
1.10% Yen Notes, Due 2008	114	1.33%
1.43% Yen Notes, Due 2008	32	1.59%
1.81% Yen Notes, Due 2010	32	1.94%

	$2,378

In October 2003, the Company issued $1.2 billion of convertible debentures. These debentures pay interest quarterly at an annual rate equal to 3-month LIBOR, reset quarterly, minus 0.50% (the yield never to be less than zero) and has a final maturity of September 15, 2023. The debentures are callable at par at any time on or after September 21, 2008 by the issuer. Holders can also redeem some or all of their debentures at par on September 15, 2008, 2013, and 2018, or if a fundamental change in ownership of the

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16 SHORT-TERM BORROWINGS AND LONG-TERM DEBT (Continued)

Company occurs. The bond has an initial conversion price of $41.28, or a conversion rate of 24.2248 shares, which will be adjustable depending on the average closing prices for the applicable period. The maximum conversion rate is 38.7597 shares.

The Company has entered into fixed to floating interest rate swaps for $5.5 billion of its long-term debt. Cash payments for interest were $290 million, $375 million, and $100 million in 2003, 2002, and 2001, respectively.

	Payments due by period
	Total	2004	2005-2006	2007-2008	Later Years
	(dollars in millions)
Long-Term Debt(1)	$8,522	$13	$2,616	$545	$5,348

(1)	2004 obligations are included in short-term borrowings on the Company’s consolidated balance sheet and all balances represent the outstanding nominal long-term debt values

At December 31, 2003, the Company had provided financial guarantees in the form of stand-by letters of credit and performance bonds. The majority of the stand-by letters of credit are with the U.S. Nuclear Regulatory Commission and Massachusetts Department of Public Health relating to the Company’s Medical Imaging manufacturing operations and with insurance companies in support of third-party liability programs. The performance bonds relate to the sale of Company product to various foreign ministries of health in the Middle East. The Company believes the significant majority of these guarantees will expire without being funded. The amounts of these obligations are presented in the following table:

	Expiration Period
	Total	Less than 1 year	1 to 2 years
	(dollars in millions)
Stand-by letters of credit	$61	$60	$1
Performance bonds and guarantees	3	3	—

Total other commercial commitments	$64	$63	$1

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17 STOCKHOLDERS’ EQUITY

Changes in common shares, treasury stock, capital in excess of par value of stock and restricted stock were:

	Common Shares Issued	Treasury Shares	Cost of Treasury Stock	Capital in Excess of Par Value of Stock	Restricted Stock
			(dollars in millions)
Balance, December 31, 2000	2,197,900,835	244,365,726	$9,720	$2,069	$(56)
Issued pursuant to stock plans and options	2,093,530	(7,175,057)	83	365	(25)
Conversions of preferred stock	16,111	—	—	—	—
Amortization and lapses of restricted stock	—	—	—	(31)	31
Purchases	—	27,198,901	1,586	—	—

Balance, December 31, 2001	2,200,010,476	264,389,570	11,389	2,403	(50)
Issued pursuant to stock plans and options	802,797	(5,551,344)	(50)	116	(30)
Conversions of preferred stock	10,271	—	—	—	—
Amortization and lapses of restricted stock	—	—	—	(28)	28
Purchases	—	5,156,354	163	—	—

Balance, December 31, 2002	2,200,823,544	263,994,580	11,502	2,491	(52)
Issued pursuant to stock plans and options	184,333	(2,965,041)	(62)	6	(23)
Conversions of preferred stock	4,555	—	—	—	—
Amortization and lapses of restricted stock	—	—	—	(20)	20

Balance, December 31, 2003	2,201,012,432	261,029,539	$11,440	$2,477	$(55)

Each share of the Company’s preferred stock is convertible into 16.96 shares of common stock and is callable at the Company’s option. The reductions in the number of issued shares of preferred stock in 2003, 2002, and 2001 were due to conversions into shares of common stock.

Dividends declared per common share were $1.12 in 2003, $1.12 in 2002, and $1.11 in 2001.

The accumulated balances related to each component of other comprehensive income (loss) were as follows:

	Foreign Currency Translation	Available for Sale Securities	Deferred Loss on Effective Hedges	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income/(Loss)
	(dollars in millions)
Balance at December 31, 2000 (Restated)	$(1,045)	$—	$—	$—	$(1,045)
Other comprehensive income (loss)	160	—	(62)	(5)	93

Balance at December 31, 2001 (Restated)	(885)	—	(62)	(5)	(952)
Other comprehensive income (loss)	161	1	(25)	(89)	48

Balance at December 31, 2002 (Restated)	(724)	1	(87)	(94)	(904)
Other comprehensive income (loss)	233	23	(171)	(36)	49

Balance at December 31, 2003	$(491)	$24	$(258)	$(130)	$(855)

The Company expects to recognize $153 million of deferred hedging losses in net earnings in the next twelve months.

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17 STOCKHOLDERS’ EQUITY (Continued)

Stock Compensation Plans

Under the Company’s 2002 Stock Incentive Plan, officers and key employees may be granted options to purchase the Company’s common stock at no less than 100% of the market price on the date the option is granted. Options generally become exercisable in installments of 25% per year on each of the first through the fourth anniversaries of the grant date and have a maximum term of 10 years. Additionally, the plan provides for the granting of stock appreciation rights whereby the grantee may surrender exercisable rights and receive common stock and/or cash measured by the excess of the market price of the common stock over the option exercise price. The plan also provides for the granting of performance-based stock options to certain key executives.

Under the terms of the 2002 Stock Incentive Plan, authorized shares include 0.9% of the outstanding shares per year through 2007, as well as the number of shares tendered in a prior year to pay the purchase price of options and the number of shares previously utilized to satisfy withholding tax obligations upon exercise. Shares which were available for grant in a prior year but were not granted in such year and shares which were cancelled, forfeited or expired are also available for future grant. The plan incorporates the Company’s long-term performance awards.

In addition, the 2002 Stock Incentive Plan provides for the granting of up to 20,000,000 shares of common stock to key employees, subject to restrictions as to continuous employment. Restrictions generally expire over a five-year period from date of grant. Compensation expense is recognized over the restricted period. At December 31, 2003 and 2002, respectively, there were 2,308,930 and 1,705,503 restricted shares outstanding under the plan.

Under the TeamShare Stock Option Plan, full-time employees, excluding key executives, are granted options to purchase the Company’s common stock at the market price on the date the options are granted. The Company has authorized 66,000,000 shares for issuance under the plan. Individual grants generally become exercisable evenly on the third, fourth, and fifth anniversary of the grant date and have a maximum term of 10 years. Options on 31,525,341 shares have been exercised under the plan as of December 31, 2003.

The fair value of the options granted during 2003, 2002, and 2001 was estimated as $5.15 per common share, $11.12 per common share, and $22.59 per common share respectively, on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2003	2002	2001
Dividend yield	4.0%	3.0%	1.5%
Volatility	29.7%	31.3%	28.6%
Risk-free interest rate	3.5%	5.0%	5.75%
Assumed forfeiture rate	3.0%	3.0%	3.0%
Expected life (years)	7	7	7

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17 STOCKHOLDERS’ EQUITY (Continued)

Stock option transactions were:

	Shares of Common Stock		Weighted Average of Exercise Price of Shares Under Plan
	Available for Option Plans	Under Plan
Balance, December 31, 2000	21,177,542	128,844,296	$40.32
Authorized	17,581,816	—	—
Granted	(21,200,624)	21,200,624	62.45
Granted as a result of the Zimmer spin-off(1)	—	6,764,516	41.87
Exercised	—	(13,916,580)	25.17
Lapsed	13,578,556	(13,578,556)	52.92

Balance, December 31, 2001	31,137,290	129,314,300	42.19
Authorized	21,708,554	—	—
Granted	(40,112,732)	40,112,732	37.55
Exercised	—	(7,352,080)	21.64
Lapsed	12,878,965	(12,878,965)	51.44

Balance, December 31, 2002	25,612,077	149,195,987	41.20

Authorized	18,760,704	—	—
Granted	(21,918,897)	21,918,897	23.19
Exercised	—	(3,717,552)	13.76
Lapsed	6,713,860	(6,713,860)	43.62

Balance December 31, 2003	29,167,744	160,683,472	$39.24

(1)	Effective with the spin-off of Zimmer on August 6, 2001, unexercised Bristol-Myers Squibb stock options held by Zimmer employees were converted into Zimmer stock options. For remaining unexercised Bristol-Myers Squibb stock options, the number of stock options and the exercise price were adjusted to preserve the intrinsic value of the stock options and the ratio of exercise price to fair value that existed prior to the spin-off.

The following tables summarize information concerning the Company’s stock compensation plans and currently outstanding and exercisable options:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	131,534,776	$39.42	22,440,326
Equity compensation plans not approved by security holders	29,148,696	38.42	6,727,418

	160,683,472	$39.24	29,167,744

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17 STOCKHOLDERS’ EQUITY (Continued)

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$10 — $20	13,151,215	0.92	$14.10	13,151,215	$14.10
$20 — $30	54,073,575	7.31	$25.01	13,450,126	$22.83
$30 — $40	9,222,056	3.21	$32.39	9,193,556	$32.40
$40 — $50	47,675,447	5.90	$46.99	34,501,362	$46.94
$50 — $60	16,462,768	7.00	$58.05	7,506,108	$58.26
$60 and up	20,098,411	5.49	$63.34	15,817,133	$63.21

	160,683,472			93,619,500

At December 31, 2003, 277,723,092 shares of common stock were reserved for issuance pursuant to stock plans, options and conversions of preferred stock. Options related to discontinued operations and included in the above amounts are not material.

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 18 FINANCIAL INSTRUMENTS

The Company is exposed to market risk due to changes in currency exchange rates and interest rates. As a result, the Company utilizes foreign exchange option and forward contracts to offset the effect of exchange rate fluctuations on anticipated foreign currency transactions, primarily intercompany inventory purchases expected to occur within the next two years.

The Company had exposures to net foreign currency denominated assets and liabilities, which approximated $1,932 million and $2,145 million at December 31, 2003 and 2002, respectively, primarily in Europe, Japan, Mexico and Canada.

Foreign exchange option contracts and forward contracts are used to hedge anticipated transactions. The Company’s primary foreign currency exposures in relation to the U.S. dollar are the euro, Canadian dollar and Japanese yen. The notional amounts of the Company’s foreign exchange derivative contracts at December 31, 2003 and 2002, were $2,488 million and $1,775 million, respectively. For these derivatives, in which the majority qualify as hedges of future cash flows, the effective portion of changes in fair value is temporarily recorded in comprehensive income and then recognized in earnings when the hedged item affects earnings. Any ineffective portion of hedges is reported in earnings as it occurs. The fair value of option and forward contracts were liabilities of $265 million and $25 million, at December 31, 2003 and 2002, respectively and was recorded in accrued liabilities at December 31, 2003 and 2002. The fair value of all foreign exchange contracts is based on year-end currency rates (and the Black-Scholes model in the case of option contracts).

The Company uses derivative instruments as part of its interest rate risk management policy. The derivative instruments used comprised principally of fixed to floating rate interest rate swaps, which are subject to fair-value hedge accounting treatment. During 2003 and 2002, the Company entered into several fixed to floating interest rate swap contracts with several financial institutions. The notional amounts of these swaps were $5.5 billion and $3.0 billion as of December 31, 2003 and 2002, respectively. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the Company recognized a net reduction in interest expense of $116 million and $23 million in 2003 and 2002, respectively, that reflects the benefit of the lower floating rate obtained in the swap as compared to the fixed rate of the underlying debt. The swap contracts as well as the underlying debt being hedged are recorded at fair value, which resulted in an increase in current assets and long-term debt of $40 million and $133 million at December 31, 2003 and 2002, respectively. Swap contracts are generally held to maturity and the Company does not use derivative financial instruments for speculative purposes.

During 2003 and 2002, the Company reclassified losses of $223 million and $71 million from other comprehensive income to earnings, the majority of which was classified as cost of products sold. In 2001, a gain of $2 million was reclassified from other comprehensive income to other income and expenses.

The carrying amount of the Company’s other financial instruments, which includes cash, cash equivalents, marketable securities, accounts receivable and accounts payable, approximates their fair value at December 31, 2003 and 2002. For long-term debt (other than noted above) the difference between the fair value and carrying value is not material.

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 19 SEGMENT INFORMATION

The Company is organized as a pharmaceutical company with related healthcare businesses and has four reportable segments—Pharmaceuticals, OTN, Nutritionals and Other Healthcare. The Pharmaceuticals segment is comprised of the global pharmaceutical and international (excluding Japan) consumer medicines businesses. The OTN segment is a specialty distributor of anticancer medicines and related products. OTN, which was previously included in the Pharmaceuticals segment, met the quantitative thresholds of a reportable segment. Accordingly, prior periods have been reclassified to conform with current year presentations. The Nutritionals segment consists of Mead Johnson, primarily an infant formula business. The Other Healthcare segment consists of the ConvaTec, Medical Imaging, and Consumer Medicines (United States and Japan) businesses.

The Company’s products are sold principally to the wholesale and retail trade both nationally and internationally. Certain products are also sold to other drug manufacturers, hospitals, clinics, government agencies and the medical profession. Three wholesalers accounted for approximately 15%, 12% and 12%, respectively, of the Company’s total net sales in 2003. In 2002 sales to these wholesalers accounted for 14%, 13% and 14%, respectively of the Company’s total net sales. In 2001, the same three wholesalers each accounted for approximately 14% of the Company’s total net sales. These sales were concentrated in the Pharmaceuticals segment.

Worldwide sales of selected products and product categories were as follows:

(dollars in millions)	2003	Restated 2002	Restated 2001
Pharmaceuticals
PRAVACHOL	$2,827	$2,266	$2,101
PLAVIX*	2,467	1,890	1,171
TAXOL®	934	857	1,112
PARAPLATIN	905	727	592
AVAPRO*/AVALIDE*	757	586	487
SUSTIVA	544	455	68
MONOPRIL	470	426	413
GLUCOVANCE*	424	246	269
GLUCOPHAGE* XR	395	297	230
ZERIT/ZERIT ER	354	443	515
COUMADIN	303	300	63
ABILIFY* (total revenue)	283	25	—
VIDEX/VIDEX EC	267	262	240
TEQUIN	208	184	250
GLUCOPHAGE* IR	118	220	1,838
SERZONE	98	221	334
REYATAZ	88	—	—
BUSPAR	35	53	297
Nutritionals
Infant formulas	1,284	1,172	1,225
Other Healthcare
Ostomy	512	453	447
CARDIOLITE	324	299	66
Wound Therapeutics	319	273	249

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 19 SEGMENT INFORMATION (Continued)

Business Segments

	Net Sales			Earnings Before Minority Interest and Income Taxes			Year-end Assets
(dollars in millions)	2003	Restated 2002	Restated 2001	2003	Restated 2002	Restated 2001	2003	Restated 2002
Pharmaceuticals	$14,925	$12,812	$13,558	$4,369	$3,185	$1,857	$11,531	$10,725
Oncology Therapeutics Network	2,241	1,900	1,433	14	15	16	307	328
Nutritionals	2,023	1,821	1,821	542	486	517	1,037	1,085
Other Healthcare	1,705	1,573	1,232	408	427	328	1,242	1,290

Total segments	20,894	18,106	18,044	5,333	4,113	2,718	14,117	13,428
Corporate/Other	—	—	—	(639)	(1,352)	(455)	13,354	11,594

Total	$20,894	$18,106	$18,044	$4,694	$2,761	$2,263	$27,471	$25,022

Corporate/Other principally consists of interest income, interest expense, certain administrative expenses and allocations to the business segments of certain corporate programs. Corporate/Other also includes the gain on sales of businesses/product lines of $30 million, and $475 million in 2002 and 2001, respectively; accelerated depreciation of $69 million in 2002; termination benefits and other exit costs of $50 million and $109 million in 2003 and 2002, respectively; asset write-down and impairment charges of $3 million and $53 million in 2003 and 2002, respectively; up-front payments for licensing agreements of $66 million in 2003; downsized and rationalized operations and facilities of $519 million in 2001; and litigation charges, net, of $220 million, $659 million and $77 million in 2003, 2002 and 2001, respectively. 2002 also includes a $379 million asset impairment charge for ImClone.

The Pharmaceuticals segment includes a charge for acquired in-process research and development of $169 million and $2,772 million in 2002 and 2001, respectively. Additionally in 2003, Pharmaceuticals includes a litigation settlement income of $21 million; an up-front payment for a licensing agreement of $36 million; $53 million of accelerated depreciation of assets in manufacturing facilities in North America expected to be closed by the end of 2006; $11 million charge for asset impairment; $13 million charge for relocation expenses; and $2 million charge for retention bonus benefits. Also in 2001, $74 million of deductions and customer chargebacks related to abandoned product lines that are included as a reduction of net sales were recorded.

Corporate/Other assets include cash and cash equivalents, marketable securities, goodwill, and certain other assets.

	Capital Expenditures		Depreciation
(dollars in millions)	2003	2002	2003	2002
Pharmaceuticals	$678	$878	$391	$312
Oncology Therapeutics Network	1	6	1	1
Nutritionals	50	72	39	45
Other Healthcare	23	25	19	17

Total segments	752	981	450	375
Corporate/Other	73	55	41	52

Total	$825	$1,036	$491	$427

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 19 SEGMENT INFORMATION (Continued)

Geographic Areas

	Net Sales			Year-end Assets
(dollars in millions)	2003	Restated 2002	Restated 2001	2003	Restated 2002
United States	$12,897	$11,348	$11,802	$15,616	$15,560
Europe, Middle East and Africa	4,985	4,041	3,606	5,001	4,313
Other Western Hemisphere	1,333	1,215	1,289	5,711	4,204
Pacific	1,679	1,502	1,347	1,143	945

Total	$20,894	$18,106	$18,044	$27,471	$25,022

Note 20 LEASES

Minimum rental commitments under all non-cancelable operating leases, primarily real estate, in effect at December 31, 2003, were:

Years Ending December 31,	(dollars in millions)
2004	$98
2005	95
2006	77
2007	65
2008	46
Later years	75

Total minimum payments	456
Less total minimum sublease rentals	90

Net minimum rental commitments	$366

Operating lease rental expense (net of sublease rental income of $11 million in 2003 and $25 million in 2002 and 2001) was $137 million in 2003, $95 million in 2002 and $80 million in 2001.

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 21 PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

The Company and certain of its subsidiaries have defined benefit pension plans and defined contribution plans for regular full-time employees. The principal pension plan is the Bristol-Myers Squibb Retirement Income Plan. The funding policy is to contribute amounts to provide for current service and to fund past service liability. Plan benefits are based primarily on years of credited service and on the participant’s compensation. Plan assets consist principally of equity and fixed-income securities.

The Company also provides comprehensive medical and group life benefits for substantially all U.S. retirees who elect to participate in its comprehensive medical and group life plans. The medical plan is contributory. Contributions are adjusted periodically and vary by date of retirement and the original retiring Company. The life insurance plan is noncontributory. Plan assets consist principally of equity and fixed-income securities. Similar plans exist for employees in certain countries outside of the United States.

Cost of the Company’s deferred benefits and postretirement benefit plans included the following components:

	Pension Benefits		Other Benefits
	2003	Restated 2002	2003	Restated 2002
	(dollars in millions)		(dollars in millions)
Service cost — benefits earned during the year	$144	$143	$8	$10
Interest cost on projected benefit obligation	275	275	46	46
Expected return on plan assets	(353)	(402)	(15)	(19)
Net amortization and deferral	71	21	7	2

Net periodic benefit cost	137	37	46	39
Curtailments and settlements	(1)	(3)	—	—

Total net periodic benefit cost	$136	$34	$46	$39

The Company has elected to defer recognition of the Medicare Prescription Drug Improvement and Modernization Act of 2003 at this time. The accumulated postretirement benefit obligation and net periodic postretirement benefit cost do not reflect the effect of the Act on the retiree medical plan. Specific authoritative guidance on the accounting for the federal subsidy is pending from the FASB and guidance, when issued, could require a change to previously reported information.

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 21 PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS (Continued)

Changes in benefit obligations and plan assets for December 31, 2003 and 2002, for the Company’s defined benefit and postretirement benefit plans, were:

	Pension Benefits		Other Benefits
	2003	Restated 2002	2003	Restated 2002
	(dollars in millions)
Benefit obligation at beginning of year	$4,172	$4,012	$717	$661
Service cost—benefits earned during the year	144	143	8	10
Interest cost on projected benefit obligation	275	275	46	46
Plan participants’ contributions	3	1	4	4
Curtailments and settlements	(3)	(13)	—	—
Transfer from DuPont Pharmaceuticals	—	7	—	—
Actuarial loss	382	107	59	56
Plan amendments	38	16	(13)	—
Benefits paid	(344)	(420)	(65)	(60)
Exchange rate losses	88	44	2	—

Benefit obligation at end of year	$4,755	$4,172	$758	$717

Fair value of plan assets at beginning of year	$3,318	$3,557	$164	$168
Actual return on plan assets	707	(473)	41	(25)
Employer contribution	332	554	61	77
Plan participants’ contributions	3	1	4	4
Settlements	(3)	(10)	—	—
Transfer from DuPont Pharmaceuticals	—	68	—	—
Transfer in	1	—	—	—
Benefits paid	(344)	(420)	(65)	(60)
Exchange rate gains	71	41	—	—

Fair value of plan assets at end of year	$4,085	$3,318	$205	$164

Funded status	$(670)	$(854)	$(553)	$(553)
Unamortized net obligation at adoption	10	9	—	—
Unrecognized prior service cost	94	95	(16)	(4)
Unrecognized net actuarial loss	1,676	1,657	188	165

Net amount recognized	$1,110	$907	$(381)	$(392)

Amounts recognized in the balance sheet consist of:
Prepaid benefit cost	$1,327	$1,126	$—	$—
Accrued benefit cost	(420)	(369)	(381)	(392)
Intangible assets	10	10	—	—
Accumulated other comprehensive income	193	140	—	—

Net amount recognized	$1,110	$907	$(381)	$(392)

Several plans had underfunded accrued benefit obligations that exceeded their accrued benefit liabilities at December 31, 2003 and 2002. Additional minimum liabilities were established to increase the accrued benefit liabilities to the values of the underfunded accrued benefit obligations. This totaled $203 million and $150 million at December 31, 2003 and 2002, respectively, for a U.S. unfunded benefit equalization plan, a U.S. underfunded Key International Plan and for plans in the U.K., Japan, Canada and Belgium. The additional minimum liability was offset by the creation of a $10 million intangible asset and charges to other comprehensive income included in stockholders’ equity of $193 million and $140 million at December 31, 2003 and 2002, respectively.

The accumulated benefit obligation for all defined benefit pension plans was $4,154 million and $3,604 million at December 31, 2003 and 2002, respectively.

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 21 PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS (Continued)

Information for pension plans with accumulated benefit obligations in excess of plan assets was:

	December 31,
	2003	Restated 2002
	(dollars in millions)
Projected benefit obligation	$918	$779
Accumulated benefit obligation	791	670
Fair value of plan assets	427	340

This is attributable primarily to an unfunded U.S. benefit equalization plan and several plans in the international markets. The unfunded U.S. benefit equalization plan provides pension benefits for employees with compensation above IRS limits and cannot be funded in a tax-advantaged manner.

Additional information pertaining to the Company’s pension and postretirement plans:

	Pension Benefits		Other Benefits
	2003	Restated 2002	2003	Restated 2002
	(dollars in millions)
Increase in minimum liability included in other comprehensive income	$53	$132	$ —	$ —

Weighted-average assumptions used to determine benefit obligations at December 31, were:
	Pension Benefits		Other Benefits
	2003	Restated 2002	2003	Restated 2002
Discount rate	6.08%	6.56%	6.01%	6.75%
Rate of compensation increase	3.57%	3.33%	3.58%	3.29%

Weighted-average actuarial assumptions used to determine net periodic benefit cost for the years ended December 31, were:
	Pension Benefits		Other Benefits
	2003	Restated 2002	2003	Restated 2002
Discount rate	6.56%	7.02%	6.75%	7.23%
Expected long-term return on plan assets	8.81%	9.74%	9.00%	10.00%
Rate of compensation increase	3.33%	3.59%	3.29%	3.57%

The Company’s expected long-term rate of return on U.S. pension plan assets is 9%. The target asset allocation is 70% public equity (58% U.S., 12% international), 8% private equity and 22% fixed income. The 9% is approximated by applying expected returns of 9% on public equity, 15% on private equity and 6% on fixed income to the target allocation. The actual historical returns are also relevant. Annualized returns for periods ended December 31, 2003 were 9.5% for 10 years, 10.3% for 15 years and 10.8% for 20 years.

U.S. pension plan assets represented 83.9% of total Company pension plan assets at December 31, 2002. The 8.81% disclosed above for total Company expected return on assets for 2003 is below the 9.0% for U.S. pension plans due to the impact of international pension plans, which typically employ a less aggressive asset allocation.

A 9% expected return is disclosed for Other Benefits in 2003 because the relevant assets are invested in the same manner as U.S. pension plan assets and there are no international plan assets.

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 21 PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS (Continued)

Assumed health care cost trend rates at December 31 were:

	2003	2002
Health care cost trend rate assumed for next year	9.96%	10.88%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.50%	4.48%
Year that the rate reaches the ultimate trend rate	2010	2010

Assumed health care cost trend rates do have an effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage- Point Increase	1-Percentage- Point Decrease
	(dollars in millions)
Effect on total of service and interest cost	$3	$(3)
Effect on postretirement benefit obligation	$52	$(46)

The Company’s asset allocation for pension and postretirement benefits at December 31, 2003 and 2002, were:

	Pension Benefits		Other Benefits
	2003	Restated 2002	2003	Restated 2002
Public equity securities	69.7%	66.3%	70.7%	67.2%
Debt securities (including cash)	25.1	28.1	23.1	26.2
Private equity	5.0	5.4	6.0	6.4
Other	0.2	0.2	0.2	0.2

Total	100.0%	100.0%	100.0%	100.0%

The Company’s investment strategy emphasizes equities in order to achieve high expected returns and, in the long run, low expense and low required cash contributions. For the U.S. pension plans, a target asset allocation of 70% public equity (58% U.S., 12% international), 8% private equity and 22% fixed income is maintained and cash flow (i.e., cash contributions, benefit payments) are used to rebalance back to the targets as necessary. Investments are diversified within each of the three major asset categories. About 40% of the U.S. equity is passively managed. Otherwise, all investments are actively managed.

Investment strategies for international pension plans are typically similar, although the asset allocations are usually more conservative.

Bristol–Myers Squibb Company common stock represents less than 1% of plan assets at December 31, 2003 and 2002.

Assets for postretirement benefits are commingled with U.S. pension plan assets and, therefore, the investment strategy is identical to that described above for U.S. pension plans.

Contributions

As a result of improved investment returns in 2003 and significant contributions in recent years, there is no current plan to make cash contributions to the U.S. pension plans in 2004. Significant tax deductible contributions are likely to be allowed under IRS rules, but no minimum contributions will be required.

If contributions are made to the U.S. pension plans, the Company may make tax-deductible contributions to the 401(h) account for retiree medical benefits equal to a portion of the pension normal cost.

Contributions to the international pension plans are now expected to be in the $50 to $70 million range.

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 21 PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS (Continued)

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Benefits	Other Benefits
	(dollars in millions)
2004	$215	$64
2005	224	66
2006	238	67
2007	256	67
2008	272	65
Years 2009 – 2013	1,642	314

Savings Plan

The principal defined contribution plan is the Bristol-Myers Squibb Savings and Investment Program. The Company’s contribution is based on employee contributions and the level of Company match. The Company’s contributions to the plan were $51 million in 2003, $50 million in 2002 and $54 million in 2001.

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 22 LEGAL PROCEEDINGS AND CONTINGENCIES

Various lawsuits, claims, proceedings and investigations are pending against the Company and certain of its subsidiaries. In accordance with SFAS No. 5, Accounting for Contingencies, the Company records accruals for such contingencies when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. These matters involve antitrust, securities, patent infringement, the Employee Retirement Income Security Act of 1974, as amended (ERISA), pricing, sales and marketing practices, environmental, health and safety matters, product liability and insurance coverage. The most significant of these matters are described below.

In the fourth quarter of 2003, the Company established reserves for liabilities of $250 million, comprised of $150 million in relation to wholesaler inventory issues and certain other accounting matters as discussed below under Other Securities Matters, and $100 million in relation to pharmaceutical pricing and sales and marketing practices as discussed below under Pricing, Sales and Promotional Practices Litigation and Investigations. It is not possible at this time to reasonably assess the final outcome of these matters. In accordance with GAAP, the Company has determined that the above amounts represent minimum expected probable losses with respect to these groups of matters. Eventual losses related to these matters may exceed these reserves, and the further impact of either one of these groups of matters could be material. The Company does not believe that the top-end of the range for these losses can be estimated. With the exception of the above accruals and those for TAXOL®, BUSPAR, environmental and product liability proceedings, the Company has not established reserves for the matters described below. There can be no assurance that there will not be an increase in the scope of these matters or that any future lawsuits, claims, proceedings or investigations will not be material. Management continues to believe, as previously disclosed, that during the next few years, the aggregate impact, beyond current reserves, of these and other legal matters affecting the Company is reasonably likely to be material to the Company’s results of operations and cash flows, and may be material to its financial condition and liquidity.

PLAVIX* Litigation

The Company’s U.S. territory partnership under its alliance with Sanofi is a plaintiff in two pending patent infringement lawsuits instituted in the U. S. District Court for the Southern District of New York entitled Sanofi-Synthelabo, Sanofi-Synthelabo Inc., and Bristol-Myers Squibb Sanofi Pharmaceuticals Holding Partnership v. Apotex Inc. and Apotex Corp., 02-CV-2255 (RWS) and Sanofi-Synthelabo, Sanofi-Synthelabo Inc. and Bristol-Myers Squibb Sanofi Pharmaceuticals Holding Partnership v. Dr. Reddy’s Laboratories, LTD, and Dr. Reddy’s Laboratories, Inc., 02-CV-3672 (RWS). Similar proceedings involving PLAVIX* also have been instituted outside the United States.

The suits were filed on March 21, 2002 and May 14, 2002, respectively, and are based on U.S. Patent No. 4,847,265, a composition of matter patent, which discloses and claims, among other things, the hydrogen sulfate salt of clopidogrel, which is marketed as PLAVIX*, and on U.S. Patent No. 5,576,328, which discloses and claims, among other things, the use of clopidogrel to prevent a secondary ischemic event. The plaintiffs later withdrew Patent No. 5,576,328 from the lawsuit. Plaintiffs’ infringement position is based on defendants’ filing of their Abbreviated New Drug Application (ANDA) with the FDA, seeking approval to sell generic clopidogrel prior to the expiration of the composition of matter patent in 2011. The defendants responded by alleging that the patent is invalid and/or unenforceable. The cases were consolidated for discovery, and fact discovery closed on October 15, 2003.

Teva Pharmaceuticals USA, or Teva, a generic drug manufacturer, has filed an ANDA with the FDA claiming that patent No. 5576328 relating to PLAVIX* is invalid and that two others will not be infringed by Teva. None of these patents is involved in the pending patent infringement litigation involving PLAVIX*. The Teva filing does not challenge the patent at issue in the PLAVIX* litigation and therefore is not expected to have any impact on that litigation; nor does it appear that Teva intends to commercialize a generic form of PLAVIX* prior to the expiration or termination of the patent at issue in the litigation, although there can be no assurance that this will continue to be the case.

Net sales of PLAVIX* were approximately $2.5 billion in 2003 and are expected to grow substantially over the next several years. The Company anticipates that this revenue growth will be an important factor in offsetting expected decreases in sales of the Company’s other products that recently have or will experience exclusivity losses during this period.

Currently, the Company expects PLAVIX* to have market exclusivity in the United States until 2011. If the composition of matter patent for PLAVIX* is found not infringed, invalid and/or unenforceable at the district court level, the FDA could then approve the defendants’ ANDAs to sell generic clopidogrel, and generic competition for PLAVIX* could begin, before the Company has exhausted its appeals. Such generic competition would likely result in substantial decreases in the sales of PLAVIX* in the United States.

Although the plaintiffs intend to vigorously pursue enforcement of their patent rights in PLAVIX*, it is not possible at this time reasonably to assess the outcome of these lawsuits, or, if the Company were not to prevail in these lawsuits, the timing of potential generic competition for PLAVIX*. However, if such generic competition were to occur, the Company believes it is very unlikely to occur before sometime in the year 2005. It also is not possible reasonably to estimate the impact of these lawsuits on the Company. However, loss of market exclusivity of PLAVIX* and the subsequent development of generic competition would be material to the Company’s sales of PLAVIX* and results of operations and cash flows and could be material to its financial condition and liquidity.

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 22 LEGAL PROCEEDINGS AND CONTINGENCIES (Continued)

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

In May 2002, the plaintiff submitted an amended complaint adding allegations that the Company, its present chairman of the board and chief executive officer, Peter R. Dolan, its former chairman of the board and chief executive officer, Charles A. Heimbold, Jr., and its former chief scientific officer, Peter S. Ringrose, Ph.D., disseminated materially false and misleading statements and/or failed to disclose material information concerning the safety, efficacy, and commercial viability of VANLEV during the period April 19, 2000 through March 20, 2002. A number of related class actions, making essentially the same allegations, were also filed in the U.S. District Court for the Southern District of New York. These actions have been transferred to the U.S. District Court for the District of New Jersey. The Company has filed a motion for partial judgment in its favor based upon the pleadings. The plaintiff has opposed the motion, in part by seeking again to amend its complaint, including another attempt to expand the proposed class period. The court has not ruled on the Company’s motion to dismiss nor the plaintiff’s motion for leave to amend. Discovery is ongoing. The plaintiff purports to seek compensatory damages, costs and expenses on behalf of shareholders.

It is not possible at this time reasonably to assess the final outcome of this litigation or reasonably to estimate the possible loss or range of loss with respect to this litigation. If the Company were not to prevail in final, non-appealable determinations of this litigation, the impact could be material.

Other Securities Matters

During the period March through May 2002, the Company and a number of its current and former officers were named as defendants in a number of securities class action suits. The suits variously alleged violations of federal securities laws and regulations in connection with three different matters: (1) VANLEV (as discussed above), (2) sales incentives and wholesaler inventory levels, and (3) ImClone, and ImClone’s product, ERBITUX*. As discussed above, the allegations concerning VANLEV have been transferred to the U.S. District Court for the District of New Jersey and consolidated with the action pending there. The remaining actions have been consolidated and are pending in the U.S. District Court for the Southern District of New York. Plaintiffs filed a consolidated class action complaint on April 11, 2003 against the Company and certain current and former officers alleging a class period of October 19, 1999 through March 10, 2003. The consolidated class action complaint alleges violations of federal securities laws in connection with, among other things, the Company’s investment in and relationship with ImClone and ImClone’s product, ERBITUX*, and certain accounting issues addressed in the 2002 Restatement, including issues related to wholesaler inventory and sales incentives, the establishment of reserves, and accounting for certain asset and other sales. The plaintiffs seek compensatory damages, costs and expenses. On August 1, 2003, the Company moved to dismiss the consolidated class action complaint. The plaintiffs have opposed the Company’s motion to dismiss and the Company has replied. The motion remains pending before the court. Discovery in this matter is stayed pursuant to the Private Securities Litigation Reform Act. In addition, an action was filed in early October 2003, in New York State Court, making similar factual allegations and asserting a variety of claims including, among others, common law fraud and negligent misrepresentation. No discovery has been taken in this matter. On January 9, 2004, the Company moved to dismiss the complaint.

Beginning in October 2002, a number of the Company’s current and former officers and directors were named as defendants in three shareholder derivative suits pending in the U.S. District Court for the Southern District of New York. A number of the Company’s current and former officers and directors were named as defendants in three shareholder derivative suits filed during the period March 2003 through May 2003 in the U.S. District Court for the District of New Jersey. In July 2003 the U.S. District Court for the District of New Jersey ordered the three shareholder derivative lawsuits that were filed in that court transferred to the U.S. District Court for the Southern District of New York. Subsequently, the U.S. District Court for the Southern District of New York ordered all six federal shareholder derivative suits consolidated. Plaintiffs have filed a consolidated, amended, verified shareholder complaint against certain members of the board of directors, current and former officers and PricewaterhouseCoopers (PwC), the Company’s independent auditors. The Company is a nominal defendant. The consolidated amended complaint alleges, among other things, violations of federal securities laws and breaches of fiduciary duty by certain individual defendants in connection with the Company’s conduct concerning, among other things: safety, efficacy and commercial viability of VANLEV (as discussed above); the Company’s sales incentives to certain wholesalers and the inventory levels of those wholesalers; the Company’s investment in and

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 22 LEGAL PROCEEDINGS AND CONTINGENCIES (Continued)

relations with ImClone and ImClone’s product ERBITUX*; and alleged anticompetitive behavior in connection with BUSPAR and TAXOL®. The lawsuit also alleges malpractice (negligent misrepresentation and negligence) by PwC. The plaintiffs seek restitution and rescission of certain officers’ and directors’ compensation and alleged improper insider trading proceeds; injunctive relief; fees, costs and expenses; contribution from certain officers for alleged liability in the consolidated securities class action pending in the U.S. District Court for the Southern District of New York (as discussed above); and contribution and indemnification from PwC. No discovery has been taken in this matter. On December 19, 2003, the Company moved to dismiss the consolidated amended complaint. Two similar actions are pending in New York State court. Plaintiffs seek equitable relief, damages, costs and attorneys’ fees.

The SEC and the U.S. Attorney’s Office and a grand jury for the District of New Jersey are investigating the activities of the Company and certain current and former members of the Company’s management in connection with the wholesaler inventory issues referenced above and certain other accounting issues. The Company is cooperating with these investigations.

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

ERISA Litigation

In December 2002 and the first quarter of 2003, the Company and others were named as defendants in five class actions brought under ERISA in the U.S. District Courts for the Southern District of New York and the District of New Jersey. These actions have been consolidated in the Southern District of New York under the caption In re Bristol-Myers Squibb Co. ERISA Litigation, 02 CV 10129. An Amended Consolidated Complaint alleging a class period of January 1, 1999 through March 10, 2003, was served on August 18, 2003. The Amended Consolidated Complaint was brought on behalf of four named plaintiffs and a putative class consisting of all participants in the Bristol-Myers Squibb Company Savings and Investment Program (Savings Plan)-and their beneficiaries for whose benefit the Savings Plan held and/or acquired Company stock at any time during the class period (excluding the defendants, their heirs, predecessors, successors and assigns). The named defendants are the Company, the Bristol-Myers Squibb Company Savings Plan Committee (Committee), thirteen individuals who presently serve on the Committee or who served on the Committee in the recent past, Charles A. Heimbold, Jr. and Peter R. Dolan (the past and present Chief Executive Officer, respectively, of the Company). The Amended Consolidated Complaint generally alleges that the defendants breached their fiduciary duties under ERISA during the class period, by, among other things, continuing to offer the Company Stock Fund and Company stock as investment alternatives under the Savings Plan; continuing to invest Company matching contributions in the Company Stock Fund and Company stock; and failing to disclose that the investments in Company stock were (allegedly) imprudent. The Savings Plan’s purchases of Company stock after January 1, 1999 are alleged to have been transactions prohibited by ERISA. Finally, Defendants Heimbold and Dolan are alleged to have breached their fiduciary duties under ERISA by failing to monitor the actions of the Committee. These ERISA claims are predicated upon factual allegations similar to those raised in “—Other Securities Matters” above, concerning, among other things: safety, efficacy and commercial viability of VANLEV; the Company’s sales incentives to certain wholesalers and the inventory levels of those wholesalers; the Company’s investment in and relations with ImClone and ImClone’s product ERBITUX*; and alleged anticompetitive behavior in connection with BUSPAR and TAXOL®.

There has not been any significant discovery. On October 2, 2003, the Company and all other defendants moved to dismiss the Amended Consolidated Complaint. The plaintiffs have opposed the motion to dismiss, and the defendants have replied. It is not possible at this time reasonably to predict the final outcome or reasonably to estimate the possible loss or range of loss with respect to the consolidated litigation. If the Company were not to prevail in final, non-appealable determinations of these matters, the impact could be material.

Pricing, Sales and Promotional Practices Litigation and Investigations

The Company, together with a number of other pharmaceutical manufacturers, is a defendant in several private class actions and in actions brought by the Nevada and Montana Attorneys General and the Counties of Suffolk, Westchester and Rockland, New York that are pending in federal and state courts relating to the pricing of certain Company products. The federal cases have been consolidated for pre-trial purposes under the caption In re Pharmaceutical Industry Average Wholesale Price Litigation, MDL No. 1456 in the U.S. District Court for the District of Massachusetts (AWP Multidistrict Litigation).

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 22 LEGAL PROCEEDINGS AND CONTINGENCIES (Continued)

On June 18, 2003, the Court in the AWP Multidistrict Litigation granted the private plaintiffs’ motion for leave to file an amended Master Consolidated Complaint (Amended Master Complaint). The Amended Master Complaint contains two sets of allegations against the Company. First, it alleges that the Company’s and many other pharmaceutical manufacturers’ reporting of prices for certain drug products (20 listed drugs in the Company’s case) had the effect of falsely overstating the Average Wholesale Price (AWP) published in industry compendia, which in turn improperly inflated the reimbursement paid to medical providers and others who prescribed and administered those products. Second, it alleges that the Company and certain other defendant pharmaceutical manufacturers conspired with one another in a program called the “Together Rx Card Program” to fix AWPs for certain drugs made available to consumers through the Program. The Amended Master Complaint asserts claims under the federal RICO and antitrust statutes and state consumer protection and fair trade statutes.

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

The Company and the other defendants moved to dismiss the Amended Master Complaint on the grounds it fails to state claims under the applicable statutes. These motions were denied on February 24, 2004, although the Court dismissed one of the plaintiffs’ claims for failure to plead a cognizable RICO “enterprise”. Accordingly, the Company and the other defendants will be required to answer the Amended Master Complaint. In addition, the Company has been engaged in and will continue to engage in discovery in private class actions in the AWP Multidistrict Litigation.

The Nevada and Montana Attorneys General complaints assert claims similar to those in the Amended Master Complaint under state law, but also assert claims in the name of their respective States for alleged violations of state Medicaid fraud statutes. The Nevada and Montana Attorneys General cases were originally commenced in their respective state courts but were later removed to the AWP Multidistrict Litigation. Each Attorney General moved to have its case remanded to state court on the ground that there is no federal jurisdiction. On June 11, 2003, the Court in the AWP Multidistrict Litigation ruled that the Nevada action, in which the Company is named, should be remanded to state court on the ground that not all defendants had joined in the original removal petition. The case is now proceeding in Nevada state court. The Court retained jurisdiction over the Montana case. The defendants moved to dismiss the Montana and a second Nevada case, in which the Company is not named. Oral argument was heard on that motion on December 12, 2003, but no ruling has issued.

Finally, the Company is a defendant in related state court proceedings commenced in New York, New Jersey, California, Arizona and Tennessee, in proceedings by the Attorney General of Pennsylvania and in federal court proceedings commenced by the Counties of Suffolk, Westchester and Rockland, New York (collectively, the New York Counties AWP cases). Those proceedings were transferred to the AWP Multidistrict Litigation for pre-trial purposes, although plaintiffs in the California, Arizona and New Jersey actions sought to remand their cases to the state courts. The California remand motions were denied, the Arizona remand motion was granted, and any other remand motions remain pending. The New York Counties AWP cases allege RICO claims similar to those made in the Amended Master Consolidated Complaint in the AWP Multidistrict Litigation, however, the claims are on behalf of the counties as contributors to New York State’s Medicaid obligations. Defendants in the first-filed Suffolk County case have moved to dismiss the amended complaint in that action. Oral argument was heard on that motion on December 12, 2003, but no ruling has issued. With respect to the case remanded to Arizona state court, defendants have filed motions to dismiss or for a stay. A hearing on these motions is currently scheduled for June 10, 2004, with merits discovery stayed until then.

These cases are at a very preliminary stage, and the Company is unable to assess the outcome and any possible effect on its business and profitability, or reasonably estimate possible loss or range of loss with respect to these cases. If the Company were not to prevail in final, non-appealable determinations of these litigations and investigations, the impact could be material.

The Company, together with a number of other pharmaceutical manufacturers, also has received subpoenas and other document requests from various government agencies seeking records relating to its pricing, sales and marketing practices, and “Best Price” reporting for drugs covered by Medicare and/or Medicaid. The requests for records have come from the U.S. Attorney’s Office for the District of Massachusetts, the Office of the Inspector General of the Department of Health and Human Services in conjunction with the Civil Division of the Department of Justice, the Office of the Inspector General for the Office of Personnel Management in conjunction with the U.S. Attorney’s Office for the Eastern District of Pennsylvania and several states. In addition, a request for information has come from the House Committee on Energy & Commerce in connection with an investigation that the Committee is

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 22 LEGAL PROCEEDINGS AND CONTINGENCIES (Continued)

currently conducting into Medicaid Best Price issues. Finally, the Company has received a civil investigative demand from the Attorney General for the State of Missouri relating to direct to consumer advertising for PRAVACHOL for the period of 2001-2003. The Company also received notice of a putative class action lawsuit involving the same issues, filed on February 23, 2004, in circuit court of Jackson County Missouri at Kansas City, captioned Richard Summers v. Bristol-Myers Squibb Company. The Company has not been served with this complaint.

On July 22, 2003, the Company announced that it had recently initiated an internal review of certain of its sales and marketing practices. That review focuses on whether these practices comply with applicable anti-kickback laws. It also includes an analysis of these practices with respect to compliance with (1) Best Price reporting and rebate requirements under the Medicaid program and certain other U.S. governmental programs, which reference the Medicaid rebate program and (2) applicable FDA requirements. The Company has met with representatives of the U.S. Attorney’s Office for the District of Massachusetts to discuss the review. The Company has received a subpoena from the U.S. Attorney’s Office for the District of Massachusetts. The Company’s internal review is expected to continue until resolution of pending governmental investigations of related matters.

The Company is producing documents and actively cooperating with these investigations, which could result in the assertion of civil and/or criminal claims. The Company is unable to assess the outcome of, or to reasonably estimate the possible loss or range of loss with respect to, these investigations, which could include the imposition of fines, penalties, administrative remedies and/or liability for additional rebate amounts. If the Company were not to prevail in final, non-appealable determinations of these litigations and investigations, the impact could be material.

CTLA4Ig Litigation

On August 17, 2000, Repligen Corporation (Repligen) and the University of Michigan instituted a lawsuit against the Company in the U.S. District Court for the Eastern District of Michigan. The suit alleged that Dr. Craig Thompson, formerly a professor at the University of Michigan, had been involved in a collaboration with certain of the Company’s scientists, and that Thompson’s activity in the collaboration made him a rightful inventor on several patents that the Company later obtained covering soluble forms of CTLA4 and related methods of use. After conducting a trial, in September 2003 the District Court ruled that Repligen and the University of Michigan had failed to prove that Thompson made any inventive contribution to the patents in suit, and thus he was not entitled to be added as a sole or joint inventor on the Company’s patents. Repligen and the University of Michigan appealed the District Court’s decision to the U.S. Court of Appeals for the Federal Circuit.

ERBITUX* Litigation

On October 28, 2003, a complaint was filed by Yeda Research and Development Company Ltd. (Yeda) against ImClone Systems and Aventis Pharmaceuticals, Inc. in the U.S. District Court for the Southern District of New York. This action alleges and seeks that three individuals associated with Yeda should also be named as coinventors on U.S. Patent No. 6,217,866, which covers the therapeutic combination of any EGFR monoclonal antibody and anti-neoplastic agents, such as chemotherapeutic agents, for use in the treatment of cancer. If Yeda’s action were successful, Yeda could be in a position to practice, or to license others to practice, the invention. This could result in product competition for ERBITUX* that might not otherwise occur. The Company, which is not a party to this action, is unable to predict the outcome at this stage in the proceedings.

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

PPA. In May 2000, Yale University published the results of its Hemorrhagic Stroke Project, which concluded that there was evidence of a suggestion that PPA may increase the risk of hemorrhagic stroke in a limited population. In November 2000, the FDA issued a Public Health Advisory and requested that manufacturers of PPA-containing products voluntarily cease manufacturing and marketing them. At that time, the only PPA-containing products manufactured or sold by the Company were COMTREX (liquid gel formulations only) and NALDECON. On or about November 6, 2000, the Company, as well as other manufacturers of PPA containing products, discontinued the manufacture and marketing of PPA containing products and allowed customers to return any unused product that they had in their possession.

In January 2001, the Company was served with its first “PPA” lawsuit. The Company currently is a defendant in approximately 148 personal injury lawsuits, filed on behalf of approximately 355 plaintiffs, in federal and state courts throughout the

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 22 LEGAL PROCEEDINGS AND CONTINGENCIES (Continued)

United States. The majority of these lawsuits involve multiple defendants. Among other claims, plaintiffs allege that PPA causes hemorrhagic and ischemic strokes, that the defendants were aware of the risk, failed to warn consumers and failed to remove PPA from their products. Plaintiffs seek compensatory and punitive damages. All of the federal cases have been transferred to the U.S. District Court for the Western District of Washington, In re Phenylpropanolamine (PPA) Products Liability Litigation , MDL No. 1407. The District Court has denied all motions for class certification and there are no class action lawsuits pending against the Company in this litigation.

On June 18, 2003, the District Court issued a ruling effectively limiting the plaintiffs’ claims to hemorrhagic and ischemic strokes. Rulings favorable for the defendants included the inadmissibility of expert testimony in cases alleging injuries occurring more than three days after ingestion of a PPA containing product and cases involving psychoses, seizures and cardiac injuries. The Company expects to be dismissed from additional cases in which its products were never used by the plaintiffs and where plaintiffs’ alleged injury occurred more than three days after ingestion of a PPA containing product or where a plaintiff suffered from cardiac injuries or psychoses.

SERZONE. SERZONE (nefazodone hydrochloride) is an antidepressant that was launched by the Company in May 1994 in Canada and in March 1995 in the United States. In December 2001, the Company added a black box warning to its SERZONE label warning of the potential risk of severe hepatic events including possible liver failure and the need for transplantation and risk of death. Within several months of the black box warning being added to the package insert for SERZONE, a number of lawsuits, including several class actions, were filed against the Company. Plaintiffs allege that the Company knew or should have known about the hepatic risks posed by SERZONE and failed to adequately warn physicians and users of the risks. They seek compensatory and punitive damages, medical monitoring, and refunds for the costs of purchasing SERZONE.

At present, the Company has 182 lawsuits, on behalf of 2,038 plaintiffs, pending against it in federal and state courts throughout the United States. Twenty-four of these cases are pending in New York state court and have been consolidated for pretrial discovery. In addition, there are approximately 652 alleged, but unfiled, claims of injury associated with Serzone. In August 2002, the federal cases were transferred to the U.S. District Court for the Southern District of West Virginia, In Re Serzone Products Liability Litigation, MDL 1477. Although discovery is still at a very early stage it appears that very few of these cases involve liver failure. In June 2003, the District Court dismissed the class claims in all but two of the class action complaints. Although a number of the class action complaints filed against the Company had sought the certification of one or more personal injury classes, the remaining class action complaints do not seek the certification of personal injury classes. On January 30, 2004, the court issued an order setting the hearing on class certification for October 20, 2004. In addition to the cases filed in the United States, there are three national class actions filed in Canada.

STADOL NS. STADOL NS was approved in 1992 by the FDA as an unscheduled opioid analgesic nasal spray. In February 1995 the Company asked the FDA to schedule STADOL NS as a Schedule IV, low potential for abuse, drug due to post-marketing reports suggestive of inappropriate use of the product. On October 31, 1997, it became a Schedule IV drug. Since 1997, the Company has received a number of lawsuits involving STADOL. In late 2002, the number of filed suits increased due to newly passed tort reform legislation, which became effective on January 1, 2003. Most, if not all, of the plaintiffs in these new suits had previously asserted claims against the Company for their alleged injuries.

The Company currently is a party in 51 cases pending, on behalf of a total of approximately 908 plaintiffs, in federal and state courts throughout the United States. Plaintiffs claim that the Company committed fraud on the FDA and wrongfully promoted STADOL NS as non-addictive. Further, plaintiffs allege that the Company failed to adequately warn of the addiction and dependency risk associated with the use of STADOL NS. In addition to these lawsuits, there are approximately 9,600 alleged and unfiled claims of which approximately 80 are active. The majority of the cases and claims are pending in Mississippi.

In addition to the cases filed in the United States, there are two class actions and one individual case filed in Canada.

BREAST IMPLANT LITIGATION. The Company, together with its subsidiary Medical Engineering Corporation (MEC) and certain other companies, remains a defendant in a number of claims and lawsuits alleging damages for personal injuries of various types resulting from polyurethane-covered breast implants and smooth-walled breast implants formerly manufactured by MEC or a related company. The vast majority of claims against the Company in direct lawsuits have been resolved through settlements or trial. Likewise, claims or potential claims against the Company registered in the nationwide class action settlement approved by the Federal District Court in Birmingham, Alabama (Revised Settlement), have been or will be resolved through the Revised Settlement. The Company has established accruals in respect of breast implant product liability litigation. The Company believes that any possible loss in addition to the amounts accrued will not be material.

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

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 22 LEGAL PROCEEDINGS AND CONTINGENCIES (Continued)

PLATINOL Litigation

On February 13, 2004, a class action complaint was filed by North Shore Hematology-Oncology Associates, P.C. against the Company in the U.S. District Court for the District of Columbia. This is a putative class action brought on behalf of direct purchasers of PLATINOL that alleges that the Company violated federal antitrust laws by maintaining a monopoly in the U.S. market. The allegations focus on the Company’s actions concerning U.S. Patent No. 5,562,925 (‘925 patent), including the procurement of the ‘925 patent, submission of information relating to the ‘925 patent for listing in the Orange Book, and initiation of previous lawsuits against potential generic manufacturers based on the ‘925 patent. Plaintiffs seek declaratory judgment and damages (including treble damages).

The Company markets PLATINOL under exclusive patent licenses from Research Corporation Technologies (RCT).

The Federal Trade Commission (FTC) also opened an investigation relating to PLATINOL. This matter was settled with the entry of a consent decree, which is in effect until April 14, 2013.

It is not possible at this time reasonably to assess the final outcome of this litigation or reasonably to estimate the possible loss or range of loss with respect to this litigation. If the Company were not to prevail in final, non-appealable determinations of this litigation, the impact could be material.

TAXOL® Litigation

In 2000, 2001 and 2002, a number of putative class actions were brought against the Company, alleging antitrust, consumer protection and similar claims concerning the Company’s actions to obtain and enforce patent rights relating to TAXOL®. A number of state attorneys general brought similar claims, and certain insurers asserted similar claims without filing suits. All of these matters have been settled, and those that required court approval had been given final approval by the supervising court. The total amount of the settlements was $144 million. Of that amount, $135 million was accrued in 2002. The remaining $9 million was accrued in 2003.

The FTC also opened an investigation relating to TAXOL®. This matter was settled with the entry of a consent decree, which is in effect until April 14, 2013.

An additional case based on the same allegations was brought by a small generic drug manufacturer in 2003. The Company moved to dismiss that case, and the court granted the motion in July 2003. The plaintiff sought reconsideration of this decision and was unsuccessful. The plaintiff has filed a notice of appeal in the U.S. Court of Appeals for the Seventh Circuit. It is not possible at this time reasonably to assess the final outcome of this suit or reasonably to estimate the possible loss or range of loss if the dismissal were reversed. If the dismissal were reversed, and if the Company were not to prevail in a final, non-appealable determination of the action, the impact could be material.

BUSPAR Litigation

In 2001, a number of putative class actions were brought against the Company, alleging antitrust, consumer protection and similar claims concerning the Company’s actions to obtain and enforce patent rights relating to BUSPAR. A number of state attorneys general brought similar claims, and certain insurers, generic drug manufacturers and chain drug stores asserted similar claims. All of these matters have been settled, and those that required court approval have been given final approval by the supervising court. The total amount of the settlements was $551 million. Of that amount, $35 million was accrued in 2001, and $500 million was accrued in 2002. The remaining $16 million was accrued in 2003.

The FTC also opened an investigation relating to BUSPAR. This matter was settled with the entry of a consent decree, which is in effect until April 14, 2013.

Environmental Proceedings

The following discussion describes (1) environmental proceedings with a governmental authority which may involve potential monetary sanctions of $100,000 or more (the threshold prescribed by specific SEC rule), (2) a civil action or an environmental claim that could result in significant liabilities, (3) updates of ongoing matters, or the resolution of other matters, disclosed in recent public filings and (4) a summary of environmental remediation costs.

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 22 LEGAL PROCEEDINGS AND CONTINGENCIES (Continued)

The preliminary results of an internal audit performed at the Company’s facility in Hopewell, N.J. indicate that operations at the site’s wastewater treatment plant and related discharges may not be in compliance with the New Jersey Water Pollution Control Act and its implementing regulations or the terms of the Company’s discharge permits. The Company reported its findings to the New Jersey Department of Environmental Protection (NJDEP) in February 2004, and is currently engaged in settlement discussions with the State. None of the results of the audit suggest that there has been any adverse impact to public health. The Company has taken, and will continue to take, corrective actions to address identified deficiencies and to prevent future occurrences.

In January 2004, NJDEP sent the Company and approximately five other companies an information request letter relating to a site in North Brunswick Township, N.J. where waste materials from E.R. Squibb & Sons (Squibb), a wholly owned subsidiary of BMS, may have been disposed of from the 1940s through the 1960s. Fill material containing industrial waste and heavy metals in excess of residential standards was discovered in Fall 2003 during an expansion project at the North Brunswick Township High School. The school board and the Township, who are the current owners of the site, are preparing to submit a workplan to the NJDEP and have asked the Company to contribute to the cost of remediation. The Company is in discussions with NJDEP, the site owners and other potentially responsible parties. The site investigation is ongoing, and no claims have been asserted against the Company.

In September 2003, the NJDEP issued an administrative enforcement Directive and Notice under the New Jersey Spill Compensation and Control Act requiring the Company and approximately 65 other companies to perform an assessment of natural resource damages and to implement unspecified interim remedial measures to restore conditions in the Lower Passaic River. The Directive alleges that the Company is liable because it historically sent bulk waste to the former Inland Chemical Company facility in Newark, New Jersey, and that releases of hazardous substances from this facility have migrated into Newark Bay and continue to have an adverse impact on the Lower Passaic River watershed. Subsequently, the U.S. Environmental Protection Agency (USEPA) also issued a notice letter under the U.S. Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) to numerous parties—but not including BMS—seeking their cooperation in a study of conditions in substantially the same stretch of the Passaic River that is the subject of NJDEP’s Directive. USEPA estimates this study will cost $20 million. This study may also lead to clean-up actions, directed by USEPA and the Army Corps of Engineers.

The extent of any liability, under either the Directive or USEPA’s notice letter, cannot yet be determined. Although the Company does not believe BMS has caused or contributed to any contamination in the Lower Passaic River watershed, the Company has informed NJDEP that it is willing to discuss their allegations against the Company. The NJDEP Directive states that if the responsible parties do not cooperate, the NJDEP may perform the damage assessment and restoration and take civil action to recover its remedial costs, treble damages for administrative costs, and penalties.

On October 16, 2003 the Michigan Department of Environmental Quality (MDEQ) sent the Company a Letter of Violation (LOV) alleging that, over an unspecified period of time, emissions from certain digestion tanks at Mead Johnson’s Zeeland, Michigan facility exceeded an applicable limit in the facility’s renewable operating air permit. The LOV requires the Company to take corrective action and to submit a compliance program report. Although MDEQ has not demanded fines or penalties, further enforcement action could result in penalties or injunctive relief. The Company is contesting the allegations in the LOV.

In July 2003, the NJDEP advised Squibb that it believed the Company violated the Clean Air Act by failing to comply with Prevention of Significant Deterioration requirements in connection with its replacement of a gas turbine at the Company’s cogeneration facility at the New Brunswick, New Jersey facility in 1997. On December 3, 2003, the Company settled this matter with the NJDEP by signing an Administrative Consent Order, which requires the Company to submit a permit application creating a facility-wide emissions cap and to pay an administrative fine of approximately $28,000.

In May 2003, the Environmental Quality Board of Puerto Rico issued a notice to Bristol-Myers Squibb alleging five violations of the federal Resource Recovery and Conservation Act relating to recordkeeping or storage requirements for hazardous wastes at the Company’s facility in Humacao. Based on its prior dealings with the EQB and the technical nature of the alleged violations, the Company believes that any penalties imposed will not be significant.

The Company is one of several defendants in a class action suit filed in superior court in Puerto Rico in February 2000 by residents alleging that air emissions from a government owned and operated wastewater treatment facility in Barceloneta have caused respiratory ailments and violated local air rules. The Company believes its wastewater discharges to the treatment facility are in material compliance with the terms of the Company’s permit. The Company believes that this litigation will be resolved for an immaterial amount, nevertheless, this suit is still at an initial stage and, in the event of an adverse judgment, the Company’s ultimate financial liability could be significantly greater than anticipated.

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 22 LEGAL PROCEEDINGS AND CONTINGENCIES (Continued)

The Company is also responsible under various state, federal and foreign laws, including CERCLA, for certain costs of investigating or remediating contamination resulting from past industrial activity at the Company’s current or former sites or at waste disposal or reprocessing facilities operated by third parties. The Company estimates these costs based on information obtained from the USEPA, the relevant agency, and/or studies prepared by independent consultants, including the total estimated costs for the site and the expected cost-sharing, if any, other potentially responsible parties (PRP), and the Company accrues liabilities when they are probable and reasonably estimable. The Company estimates its share of the total future costs for these sites is approximately $58 million which represents the sum of best estimates or, where no simple estimate can reasonably be made, estimates of minimums of such costs (without taking into account any potential recoveries from other parties, which are not currently expected). The Company has paid less than $4 million (excluding legal fees) in each of the last five years for investigation and remediation of such matters, including liabilities under CERCLA and other on-site remediations.

Although it is not possible to predict with certainty the outcome of these environmental proceedings or the ultimate costs of remediation, the Company does not believe that any reasonably possible expenditures that the Company may incur in excess of existing reserves will have a material adverse effect on its business, financial position, or results of operations.

Indemnification of Officers and Directors

The Company’s corporate by-laws require that, to the extent permitted by law, the Company shall indemnify its officers and directors against judgments, fines, penalties and amounts paid in settlement, including legal fees and all appeals, incurred in connection with civil or criminal actions or proceedings, as it relates to their services to the Company and its subsidiaries. The by-laws provide no limit on the amount of indemnification. Indemnification is not permitted in the case of willful misconduct, knowing violation of criminal law, or improper personal benefit. As permitted under the laws of the state of Delaware, the Company has for many years purchased directors and officers insurance coverage to cover claims made against the directors and officers. The amounts and types of coverage have varied from period to period as dictated by market conditions. There are various excess policies that provide additional coverage. The litigation matters and regulatory actions described above involve certain of the Company’s current and former directors and officers, all of whom are covered by the aforementioned indemnity and if applicable, certain prior period insurance policies. However, certain indemnification payments may not be covered under the Company’s directors and officers insurance coverage. The Company cannot predict with certainty the extent to which the Company will recover from its insurers the indemnification payments made in connection with the litigation matters and regulatory actions described above.

On July 31, 2003, one of the Company’s insurers, Federal Insurance Company, filed a lawsuit in New York Supreme Court against the Company and several current and former officers and members of the board of directors, seeking rescission, or in the alternative, declarations allowing Federal to avoid payment under certain Directors and Officers insurance policies and certain Fiduciary Liability insurance policies with respect to potential liability arising in connection with the matters described under the “—VANLEV Litigation,” “—Other Securities Matters” and “—ERISA Litigation” sections above. No discovery has been taken in this matter. On October 3, 2003, another of the Company’s insurers, SR International Business Insurance Co. Ltd. (SRI), informed the Company that it intended to try to avoid certain insurance policies issued to the Company on grounds of alleged material misrepresentation or non-disclosure, and that it had initiated arbitration proceedings in London, England. SRI has indicated that it intends to rely upon allegations similar to those described in the “—Other Securities Matters” section above in support of its avoidance action. It is not possible at this time reasonably to assess the final outcome of these matters or reasonably to estimate the possible loss or range of loss with respect to these matters. If the Company were not to prevail in final, non-appealable determinations of these matters, the impact could be material.

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 23 SUBSEQUENT EVENTS

In December 2003, the Company confirmed that Mead Johnson, a wholly owned subsidiary of the Company, had reached an agreement with Novartis AG (Novartis) to sell to Novartis its Adult Nutritional business. Under the terms of the agreement, Novartis will acquire the brands, trademarks, patents and intellectual property rights of the Mead Johnson global adult medical nutrition business for $385 million, including $20 million contingent on a product conversion and a $22 million upfront payment for a supply agreement. The transaction was closed in February 2004 and a pre-tax gain of approximately $290 million is expected to be recorded in the first quarter of 2004. In 2003, Adult Nutritional products recorded sales of over $200 million.

The Company announced in January 2004 that it has agreed to acquire Acordis Specialty Fibres (Acordis), a privately held company based in the United Kingdom that licenses patent rights and supplies materials to ConvaTec for its Wound Therapeutics line. The transaction is subject to regulatory approval which has not been received. If the transaction is completed, the Company expects to record an in-process research and development charge between $50 million to $70 million.

The FDA approved the BLA for ERBITUX*, the anticancer agent that the Company is developing in partnership with ImClone, in February 2004. ERBITUX* Injection is for use in combination with irinotecan in the treatment of patients with EGFR-expressing, metastatic colorectal cancer who are refractory to irinotecan-based chemotherapy and for use as a single agent in the treatment of patients with EGFR-expressing, metastatic colorectal cancer who are intolerant to irinotecan-based chemotherapy. In accordance with the agreement, the Company paid ImClone in March 2004, $250 million as a milestone payment for the approval of ERBITUX* by the FDA.

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 24 SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The Selected Quarterly Financial data set forth in this Note 24 has been revised to reflect the restatement. For a discussion of the restatement, see “—Note 2. Restatement of Previously Issued Financial Statements for Years Ended December 31, 2002 and 2001” above.

	First Quarter		Second Quarter		Third Quarter
2003: (dollars in millions, except per share data)	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
Net Sales	$4,711	$4,728	$5,052	$5,129	$5,337	$5,372
Gross Margin	3,026	3,019	3,256	3,277	3,429	3,443
Net Earnings(1)(2)	$761	$792	$878	$902	$884	$906

Earnings per common share:
Basic	$.39	$.41	$.45	$.47	$.46	$.47

Diluted(3)	$.39	$.41	$.45	$.46	$.45	$.47

Dividends declared per Common Share	$.28	$.28	$.28	$.28	$.28	$.28

Cash and cash equivalents	$4,328	$2,357	$4,307	$2,342	$4,953	$2,678
Marketable securities	$20	$1,991	$114	$2,079	$86	$2,361

2002: (dollars in millions, except per share data)
Net Sales	$4,661	$4,674	$4,127	$4,097	$4,537	$4,524
Gross Margin	3,159	3,166	2,661	2,617	2,883	2,856
Earnings from Continuing Operations(1)(5)	$842	$853	$479	$477	$339	$310
Discontinued Operations, net(4)	14	14	—	—	18	18

Net Earnings	$856	$867	$479	$477	$357	$328

Earnings per common share
Basic
Earnings from Continuing Operations(1)(5)	$.43	$.44	$.25	$.25	$.18	$.16
Discontinued Operations, net(4)	.01	.01	—	—	.01	.01

Net Earnings	$.44	$.45	$.25	$.25	$.19	$.17

Diluted(3)
Earnings from Continuing Operations(1)(5)	$.43	$.43	$.25	$.25	$.17	$.16
Discontinued Operations, net(4)	.01	.01	—	—	.01	.01

Net Earnings	$.44	$.44	$.25	$.25	$.18	$.17

Dividends declared per common share	$.28	$.28	$.28	$.28	$.28	$.28

Cash and cash equivalents	$3,382	$2,851	$3,547	$2,957	$3,562	$3,136
Marketable securities	$198	$729	$72	$662	$35	$461

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 24 SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued)

	Fourth Quarter		Year
2003: (dollars in millions, except per share data)		As Reported		As Reported
Net Sales		$5,665		$20,894
Gross Margin		3,563		13,302
Net Earnings(1)		$506		$3,106

Earnings per common share:
Basic		$.26		$1.60

Diluted(3)		$.26		$1.59

Dividends declared per Common Share		$.28		$1.12

Cash and cash equivalents		$2,444		$2,444
Marketable securities		$3,013		$3,013

	Fourth Quarter		Year
2002: (dollars in millions, except per share data)	As Previously Reported	As Restated	As Previously Reported	As Restated
Net Sales	$4,794	$4,811	$18,119	$18,106
Gross Margin	3,028	2,935	11,731	11,574
Earnings from Continuing Operations(1)(5)	$374	$427	$2,034	$2,067
Discontinued Operations, net(4)	—	38	32	70

Net Earnings	$374	$465	$2,066	$2,137

Earnings per common share
Basic
Earnings from Continuing Operations(1)(5)	$.19	$.22	$1.05	$1.07
Discontinued Operations, net(4)	—	.02	.02	.04

Net Earnings	$.19	$.24	$1.07	$1.11

Diluted(3)
Earnings from Continuing Operations(1)(5)	$.19	$.22	$1.05	$1.06
Discontinued Operations, net(4)	—	.02	.02	.04

Net Earnings	$.19	$.24	$1.07	$1.10

Dividends declared per common share	$.28	$.28	$1.12	$1.12

Cash and cash equivalents	$3,978	$2,367	$3,978	$2,367
Marketable securities	$11	$1,622	$11	$1,622

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 24 SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued)

Note:	Earnings per share for the quarters may not add to the amounts for the year, as each period is computed on a discrete basis.

(1)	2003 includes litigation settlement charges of $16 million and $265 million in the second and fourth quarters, respectively. The first, second and third quarters include litigation settlement income of $21 million, $57 million and $4 million, respectively. The first, second, third and fourth quarters include provisions for restructuring and other items of $26 million, $29 million, $37 million and $39 million, respectively. The second, third and fourth quarters include reversals of prior period restructuring and other items of $25 million, $3 million and $10 million, respectively. The third and fourth quarters include up-front payments for licensing agreements of $21 million and $81 million, respectively. 2002 includes a gain from the sale of product lines of $30 million in the first quarter. The first, third and fourth quarters include write-offs for acquired in-process research and development of $160 million, $7 million and $2 million, respectively. The second and fourth quarters include provisions for restructuring and other items of $4 million and $93 million, respectively. The first and third quarters include reversals of prior period restructuring and other items of $1 million and $28 million, respectively. Litigation settlement charges of $90 million and $569 million were included in the first and third quarters, respectively. Also, the third quarter includes a $379 million asset impairment charge for ImClone.

(2)	The principal corrections to interim periods in 2003 in the 2003 Restatement, which is discussed in “—Note 2. Restatement of Previously Issued Financial Statements for Years Ended December 31, 2002 and 2001” above, were for intercompany foreign exchange gains and losses in the first quarter, WIC rebates accrual in the second quarter and minority interest tax adjustment in the third quarter as well as for intercompany foreign exchange gains and losses, income taxes and vacation accrual in the third quarter.

(3)	Common equivalent shares excluded from the computation of diluted earnings per share, because the effect would be antidilutive, were as follows (in millions):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2003	120	117	116	114	114
2002	81	119	124	121	121

(4)	In 2002, the first quarter discontinued operations results included a purchase price adjustment related to the Clairol transaction of $24 million ($14 million net of tax). The third quarter discontinued operations results included a litigation provision of $10 million ($6 million net of tax) and a gain adjustment relating to the Clairol transaction of $41 million ($24 million net of tax). The fourth quarter discontinued operations results included a $38 million reduction in provision for income taxes due to a reduction in the tax contingency reserve related to the Zimmer spin-off.

(5)	The principal corrections to interim periods in 2002 in the 2003 Restatement, which is discussed in “—Note 2. Restatement of Previously Issued Financial Statements for Years Ended December 31, 2002 and 2001” above, were for intercompany foreign exchange gains and losses in the third quarter, and goods in transit and adjustments to provision for income taxes in the fourth quarter.

Report of Independent Auditors

To the Board of Directors

and Stockholders of

Bristol-Myers Squibb Company

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Bristol-Myers Squibb Company and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 2, Restatement of Previously Issued Financial Statements for Years Ended December 31, 2002 and 2001, the Company has restated previously issued financial statements.

As described in Note 1, Accounting Policies, in 2001 the Company changed its method of accounting for business combinations and goodwill arising from transactions consummated subsequent to June 30, 2001 and in 2002 changed its method of accounting for goodwill arising from transactions consummated prior to July 1, 2001 and for the impairment of long-lived assets.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP Philadelphia, Pennsylvania March 9, 2004

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A.	CONTROLS AND PROCEDURES.

The Company is restating its consolidated balance sheet at December 31, 2002, and consolidated statements of earnings, cash flows, and comprehensive income and retained earnings for the years ended December 31, 2002 and 2001, and its financial statements for the first, second and third quarters of 2003, including comparable interim periods in 2002 (the “2003 Restatement”). For a discussion of the individual restatement adjustments, see “Item 8. Financial Statements—Note 2. Restatement of Previously Issued Financial Statements for Years Ended December 31, 2002 and 2001.”

As of December 31, 2003, the Company carried out an evaluation, under the supervision and with the participation of its chief executive officer and chief financial officer, pursuant to Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended, of the effectiveness of the design and operation of its disclosure controls and procedures.

In making this evaluation, the Company has considered matters relating to the 2003 Restatement including actions taken by the Company within the past year to identify and enhance the effectiveness of its disclosure controls and procedures and internal controls over financial reporting. After completing the 2002 Restatement, the Company continued to identify and implement actions to improve the effectiveness of its disclosure controls and procedures and internal controls over financial reporting. In connection with this effort, the Company (i) has substantially strengthened the organization and personnel of the senior financial and control functions, (ii) adopted more rigorous policies and procedures with respect to its balance sheet review process, (iii) focused its internal audit function on financial reporting controls, (iv) engaged a consultant to assist in the evaluation and documentation of certain financial reporting and disclosure processes throughout the Company and (v) engaged a consultant to assist in a comprehensive and detailed review of certain of the Company’s tax reporting and accounting. In addition, at the request of the Company’s Audit Committee, the Company’s independent auditors performed more extensive procedures with respect to the Company’s interim financial information during 2003 and, based on the auditors’ assessment of the Company’s risk profile, expanded the scope and amount of field work to be performed for certain areas in connection with its audit of the Company for 2003. These actions contributed significantly to the Company identifying additional errors relating to prior periods not reflected in the 2002 Restatement.

In March 2003, the Company restated its financial statements for the three years ended December 31, 2001, including the corresponding interim periods, and the first and second quarters of 2002, including comparable prior interim periods in 2001 (the “2002 Restatement”). In connection with their audits of the 2002 Restatement and the Company’s consolidated financial statements for the year ended December 31, 2002, the Company’s independent auditors, PricewaterhouseCoopers LLP (PwC), identified and communicated to the Company and the Audit Committee two “material weaknesses” (as defined under standards established by the American Institute of Certified Public Accountants) relating to the Company’s accounting and public financial reporting of significant matters and to its initial recording and management review and oversight of certain accounting matters. In addition, at that time, PwC identified and communicated to the Company and its Audit Committee a “reportable condition” (as defined under standards established by the American Institute of Certified Public Accountants) relating to the Company’s internal controls over its financial reporting for income taxes. In connection with the audit of the Company’s consolidated financial statements for the year ended December 31, 2003, PwC has advised the Company and its Audit Committee that the “reportable condition” in the income tax accounting area remains. In 2003, the Company dedicated substantial resources to improving its controls over its accounting and financial disclosure and reporting, and the auditors have not identified any material weaknesses in connection with their audit of 2003 financial statements. In addition, the Company has devoted substantial resources towards remedying the reportable condition in relation to taxes. The Company’s efforts to strengthen its financial and internal controls continue, and the Company expects to complete remediation of the reportable condition by the end of 2004.

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

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

(a)	Reference is made to the 2004 Proxy Statement to be filed on or before March 26, 2004 with respect to the Directors of the Registrant, which is incorporated herein by reference and made a part hereof in response to the information required by Item 10.

(b)	The information required by Item 10 with respect to the Executive Officers of the Registrant has been included in Part IA of this Form 10-K in reliance on General Instruction G of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

Item 11.	EXECUTIVE COMPENSATION.

Reference is made to the 2004 Proxy Statement to be filed on or before March 26, 2004 with respect to Executive Compensation, which is incorporated herein by reference and made a part hereof in response to the information required by Item 11.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Reference is made to the 2004 Proxy Statement to be filed on or before March 26, 2004 with respect to the security ownership of certain beneficial owners and management, which is incorporated herein by reference and made a part hereof in response to the information required by Item 12.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Reference is made to the 2004 Proxy Statement to be filed on or before March 26, 2004 with respect to certain relationships and related transactions, which is incorporated herein by reference and made a part hereof in response to the information required by Item 13.

Item 14.	AUDITOR FEES

Reference is made to the 2004 Proxy Statement to be filed on or before March 26, 2004 with respect to auditor fees, which is incorporated herein by reference and made a part hereof in response to the information required by Item 13.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)

Page Number
1. Consolidated Financial Statements	58–61
Notes to Consolidated Financial Statements	62–114
Report of Independent Accountants	115
2. Financial Statement Schedule

	Schedule Number	Page Number
Valuation and Qualifying Accounts	II	126

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

3a.	Restated Certificate of Incorporation of Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 3c to the Form 10-Q for the quarterly period ended September 30, 2003).

3b.	Bylaws of Bristol-Myers Squibb Company, as amended as of March 2, 2004 (filed herewith).

4a.	Letter of Agreement dated March 28, 1984 (incorporated herein by reference to Exhibit 4 to Form 10-K for the fiscal year ended December 31, 1983).

4b.	Indenture, dated as of June 1, 1993, between Bristol-Myers Squibb Company and JPMorgan Chase Bank (as successor trustee to The Chase Manhattan Bank (National Association)) (incorporated herein by reference to Exhibit 4.1 to the Form 8-K dated May 27, 1993, and filed on June 3, 1993).

4c.	Form of 7.15% Debenture due 2023 of Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 4.2 to the Form 8-K dated May 27, 1993, and filed on June 3, 1993).

4d.	Form of 6.80% Debenture due 2026 of Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 4e to the Form 10-K for the fiscal year ended December 31, 1996).

4e.	Form of 6.875% Debenture due 2097 of Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 4f to the Form 10-Q for the quarterly period ended September 30, 1997).

4f.	Five Year Competitive Advance and Revolving Credit Facility Agreement dated as of September 11, 2001 among Bristol-Myers Squibb Company, the borrowing subsidiaries, the lenders named in the agreement, ABN Amro Bank N.V., Bank of America, N.A. and Deutsche Bank AG, New York Branch as co-syndication agents, The Chase Manhattan Bank, as Administrative Agent and Citibank, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 4j to the Form 10-Q for the quarterly period ended September 30, 2003).

4g.	Second Supplemental Indenture, dated September 28, 2001, between Bristol-Myers Squibb Company and JPMorgan Chase Bank (as successor trustee to The Chase Manhattan Bank) to the indenture dated June 1, 1993 (filed herewith).

4h.	Form of 4.75% Note due 2006 and Form of 5.75% Note Due 2011 of Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 4g filed herewith).

4i.	Third Supplemental Indenture, dated August 18, 2003, between Bristol-Myers Squibb Company and JPMorgan Chase Bank, as Trustee, to the indenture dated June 1, 1993 (incorporated herein by reference to Exhibit 4k to the Form 10-Q for the quarterly period ended September 30, 2003).

4j.	Purchase Agreement dated August 12, 2003, between Bristol-Myers Squibb Company and Goldman, Sachs & Co., J.P. Morgan Securities Inc., as representatives to the several purchasers, named in Schedule I of the Agreement, of 4.00% Senior Notes due 2008 and 5.25% Senior Notes due 2013 (incorporated herein by reference to Exhibit 4l to the Form 10-Q for the quarterly period ended September 30, 2003).

4k.	Exchange and Registration Rights Agreement, dated August 18, 2003, between Bristol-Myers Squibb Company and Goldman, Sachs & Co., J.P. Morgan Securities Inc., as representatives of the several purchasers named in Schedule I to the Purchase Agreement, of 4.00% Senior Notes due 2008 and 5.25% Senior Notes due 2013 (incorporated herein by reference to Exhibit 4m to the Form 10-Q for the quarterly period ended September 30, 2003).

4l.	Form of 4.00% Senior Note due 2008 (incorporated herein by reference to Exhibit 4j to the Form 10-Q for the quarterly period ended September 30, 2003) (incorporated herein by reference to Exhibit 4n to the Form 10-Q for the quarterly period ended September 30, 2003).

4m.	Form of 5.25% Senior Note due 2013 (incorporated herein by reference to Exhibit 4o to the Form 10-Q for the quarterly period ended September 30, 2003).

4n.	Five Year Competitive Advance and Revolving Credit Facility Agreement dated as of August 13, 2003 among Bristol-Myers Squibb Company, the borrowing subsidiaries, the lenders named in the agreement, Bank of America, N.A. as syndication agent, JP Morgan Chase Bank, as Administrative Agent and Citicorp North America, Inc., as Administrative Agent (incorporated herein by reference to Exhibit 4p to the Form 10-Q for the quarterly period ended September 30, 2003).

4o.	Indenture, dated October 1, 2003, between Bristol-Myers Squibb Company, as Issuer, and JPMorgan Chase Bank, as Trustee (incorporated herein by reference to Exhibit 4q to the Form 10-Q for the quarterly period ended September 30, 2003).

4p.	Registration Rights Agreement, dated October 1, 2003, between Bristol-Myers Squibb Company and Goldman, Sachs & Co., J.P. Morgan Securities Inc., as representatives of the several purchasers named in Schedule I to the Purchase Agreement, of Floating Rate Convertible Senior Debentures due 2023 (incorporated herein by reference to Exhibit 4r to the Form 10-Q for the quarterly period ended September 30, 2003).

4q.	Form of Floating Rate Convertible Senior Debenture due 2023 (incorporated herein by reference to Exhibit 4s to the Form 10-Q for the quarterly period ended September 30, 2003).

4r.	Purchase Agreement dated September 25, 2003, between Bristol-Myers Squibb Company and Goldman, Sachs & Co., J.P. Morgan Securities Inc., as representatives of the several purchasers named in Schedule I to the Purchase Agreement, of Floating Rate Convertible Debentures due 2023 (incorporated herein by reference to Exhibit 4t to the Form 10-Q for the quarterly period ended September 30, 2003).

4s.	Specimen Certificate of Common Stock (filed herewith).

4t.	Specimen Certificate of Convertible Preferred Stock (filed herewith).

**10a.	Bristol-Myers Squibb Company 1997 Stock Incentive Plan, effective as of May 6, 1997 and as amended effective July 17, 2002 (incorporated herein by reference to Exhibit 10a to the Form 10-Q for the quarterly period ended June 30, 2002).

**10b.	Bristol-Myers Squibb Company 2002 Stock Incentive Plan, effective as of May 7, 2002 and as amended effective July 17, 2002 (incorporated herein by reference to Exhibit 10b to the Form 10-Q for the quarterly period ended June 30, 2002).

**10c.	Bristol-Myers Squibb Company TeamShare Stock Option Plan, as amended and restated effective September 10, 2002 (incorporated herein by reference to Exhibit 10c to the Form 10-K for the fiscal year ended December 31, 2002).

**10d.	Bristol-Myers Squibb Company Executive Performance Incentive Plan (incorporated herein by reference to Exhibit 10b to the Form 10-K for the fiscal year ended December 31, 1996).

**10e.	Bristol-Myers Squibb Company 1983 Stock Option Plan, as amended and restated as of January 1, 1997, as amended November 3, 1998 (incorporated herein by reference to Exhibit 10c to the Form 10-K for the fiscal year ended December 31, 1998).

**10f.	Squibb Corporation 1982 Option, Restricted Stock and Performance Unit Plan, as amended (incorporated herein by reference to Exhibit 10b to the Form 10-K for the fiscal year ended December 31, 1993).

**10g.	Squibb Corporation 1986 Option, Restricted Stock and Performance Unit Plan, as amended (as adopted, incorporated herein by reference to Exhibit 10k to the Squibb Corporation Form 10-K for the fiscal year ended December 31, 1988, File No. 1-5514; as amended effective July 1, 1993, and incorporated herein by reference to Exhibit 10c to the Form 10-K for the fiscal year ended December 31, 1993).

**10h.	Bristol-Myers Squibb Company Performance Incentive Plan, as amended (as adopted, incorporated herein by reference to Exhibit 2 to the Form 10-K for the fiscal year ended December 31, 1978; as amended as of January 8, 1990, incorporated herein by reference to Exhibit 19b to the Form 10-K for the fiscal year ended December 31, 1990; as amended on April 2, 1991, incorporated herein by reference to Exhibit 19b to the Form 10-K for the fiscal year ended December 31, 1991; as amended effective January 1, 1994, incorporated herein by reference to Exhibit 10d to the Form 10-K for the fiscal year ended December 31, 1993; and as amended effective January 1, 1994, incorporated herein by reference to Exhibit 10d to the Form 10-K for the fiscal year ended December 31, 1994).

**10i.	Benefit Equalization Plan of Bristol-Myers Squibb Company and its Subsidiary or Affiliated Corporations Participating in the Bristol-Myers Squibb Company Retirement Income Plan or the Bristol-Myers Squibb Puerto Rico, Inc. Retirement Income Plan, as amended (as amended and restated as of January 1, 1993, as amended effective October 1, 1993, incorporated herein by reference to Exhibit 10e to the Form 10-K for the fiscal year ended December 31, 1993; and as amended effective February 1, 1995, incorporated herein by reference to Exhibit 10e to the Form 10-K for the fiscal year ended December 31, 1996).

**10j.	Benefit Equalization Plan of Bristol-Myers Squibb Company and its Subsidiary or Affiliated Corporations Participating in the Bristol-Myers Squibb Company Savings and Investment Program, as amended and restated effective as of January 1, 1996 (incorporated herein by reference to Exhibit 10h to the Form 10-K for the fiscal year ended December 31, 2001).

**10k.	Squibb Corporation Supplementary Pension Plan, as amended (as previously amended and restated, incorporated herein by reference to Exhibit 19g to the Form 10-K for the fiscal year ended December 31, 1991; as amended as of September 14, 1993, and incorporated herein by reference to Exhibit 10g to the Form 10-K for the fiscal year ended December 31, 1993).

**101.	Bristol-Myers Squibb Company Restricted Stock Award Plan, as amended (as adopted on November 7, 1989, incorporated herein by reference to Exhibit 10t to the Form 10-K for the fiscal year ended December 31, 1989; as amended on December 4, 1990, incorporated herein by reference to Exhibit 19a to the Form 10-K for the fiscal year ended December 31, 1990; as amended effective July 1, 1993, incorporated herein by reference to Exhibit 10h to the Form 10-K for the fiscal year ended December 31, 1993; as amended effective December 6, 1994, incorporated herein by reference to Exhibit 10h to the Form 10-K for the fiscal year ended December 31, 1994).

**10m.	Bristol-Myers Squibb Company Retirement Income Plan for Non-Employee Directors, as amended to March 5, 1996 (incorporated herein by reference to Exhibit 10k to the Form 10-K for the fiscal year ended December 31, 1996).

**10n.	Bristol-Myers Squibb Company 1987 Deferred Compensation Plan for Non-Employee Directors, as amended to January 13, 1998 (incorporated herein by reference to Exhibit 101 to the Form 10-K for the fiscal year ended December 31, 1997).

**10o.	Bristol-Myers Squibb Company Non-Employee Directors’ Stock Option Plan, as amended (as approved by the Stockholders on May 1, 1990, incorporated herein by reference to Exhibit 28 to Registration Statement No. 33-38587 on Form S-8; as amended May 7, 1991, incorporated herein by reference to Exhibit 19c to the Form 10-K for the fiscal year ended December 31, 1991), as amended January 12, 1999 (incorporated herein by reference to Exhibit 10m to the Form 10-K for the fiscal year ended December 31, 1998).

**10p.	Squibb Corporation Deferral Plan for Fees of Outside Directors, as amended (as adopted, incorporated herein by reference to Exhibit 10e Squibb Corporation 1991 Form 10-K for the fiscal year ended December 31, 1987, File No. 1-5514; as amended effective December 31, 1991 incorporated herein by reference to Exhibit 10m to the Form 10-K for the fiscal year ended December 31, 1992).

**10q.	Amendment to all of the Company’s plans, agreements, legal documents and other writings, pursuant to action of the Board of Directors on October 3, 1989, to reflect the change of the Company’s name to Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 10v to the Form 10-K for the fiscal year ended December 31, 1989).

**10r.	Form of Agreement entered into between the Registrant and each of the following officers effective on the following dates: Lamberto Andreotti, August 30, 2002; Harrison M. Bains, Jr., May 8, 2002; Stephen E. Bear, December 4, 2001; Andrew G. Bodnar, M.D., October 2, 2001; Andrew R. J. Bonfield, September 23, 2002; Wendy Dixon, March 20, 2002; Peter R. Dolan, July 29, 1999; Donald J. Hayden, Jr., July 30, 1999; Anthony C. Hooper, June 21, 2002; Tamar D. Howson, October 11, 2001; John L. McGoldrick, August 10, 1999; James B.D. Palmer, M.D., F.R.C.P., March 20, 2003; Elliot Sigal, M.D., Ph.D., October 2, 2002; and John L. Skule, August 5, 1999 (incorporated herein by reference to Exhibit 10q to the Form 10-Q for the quarterly period ended September 30, 1999).

12.	Statement re computation of ratios (filed herewith).

21.	Subsidiaries of the Registrant (filed herewith).

23.	Consent of PricewaterhouseCoopers LLP (filed herewith).

31a.	Section 302 Certification Letter (filed herewith).

31b.	Section 302 Certification Letter (filed herewith).

32a.	Section 906 Certification Letter (filed herewith).

32b.	Section 906 Certification Letter (filed herewith).

(b)	Reports on Form 8-K

On October 23, 2003, the Registrant filed a Form 8-K under Item 9 and Item 12 announcing its earnings for the third quarter of 2003. Attached as an exhibit to such Form 8-K is the Registrant’s press release dated October 23, 2003.

*	Indicates, in this Form 10-K, brand names of products, which are registered trademarks not owned by the Company or its subsidiaries. ERBITUX is a trademark of ImClone; AVAPRO, APROVEL, AVALIDE and PLAVIX are trademarks of Sanofi-Synthelabo S.A.; GLUCOPHAGE and GLUCOVANCE are trademarks of Merck Sante S.A.S., an associate of Merck KGaA of Darmstadt, Germany; ABILIFY is a trademark of Otsuka; CORZIDE, DELESTROGEN, CORGARD and FLORINEF are trademarks of King Pharmaceuticals, Inc.; VIACTIV is a trademark of McNeil-PPC, Inc.; SOLAGE is a trademark of Galderma S.A.; VANIQA is a trademark of Women First Healthcare Inc.; and MOISTUREL, DURICEF and ESTRACE are trademarks of Galen (Chemicals) Limited.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRISTOL-MYERS SQUIBB COMPANY (Registrant)

By	/s/ PETER R. DOLAN

Peter R. Dolan Chairman of the Board of Directors and Chief Executive Officer
Date: March 15, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PETER R. DOLAN (Peter R. Dolan)	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 15, 2004

/s/ ANDREW R.J. BONFIELD (Andrew R.J. Bonfield)	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 15, 2004

/s/ PAUL W. KARR (Paul W. Karr)	Vice President and Financial Controller (Principal Accounting Officer)	March 15, 2004

/s/ ROBERT E. ALLEN (Robert E. Allen)	Director	March 15, 2004

/s/ LEWIS B. CAMPBELL (Lewis B. Campbell)	Director	March 15, 2004

Signature	Title	Date

/s/ VANCE D. COFFMAN (Vance D. Coffman)	Director	March 15, 2004

/s/ ELLEN V. FUTTER (Ellen V. Futter)	Director	March 15, 2004

/s/ LOUIS V. GERSTNER, JR. (Louis V. Gerstner, Jr.)	Director	March 15, 2004

/s/ LAURIE H. GLIMCHER, M.D. (Laurie H. Glimcher, M.D.)	Director	March 15, 2004

/s/ LEIF JOHANSSON (Leif Johansson)	Director	March 15, 2004

/s/ JAMES D. ROBINSON III (James D. Robinson III)	Director	March 15, 2004

/s/ LOUIS W. SULLIVAN, M.D. (Louis W. Sullivan, M.D.)	Director	March 15, 2004

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

Exhibit No.	Description	Page No.

3a.	Restated Certificate of Incorporation of Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 3c to the Form 10-Q for the quarterly period ended September 30, 2003).	*

3b.	Bylaws of Bristol-Myers Squibb Company, as amended as of March 2, 2004.	E-3-1

4a.	Letter of Agreement dated March 28, 1984 (incorporated herein by reference to Exhibit 4 to Form 10-K for the fiscal year ended December 31, 1983).	*

4b.	Indenture, dated as of June 1, 1993, between Bristol-Myers Squibb Company and JPMorgan Chase Bank (as successor trustee to The Chase Manhattan Bank (National Association)) (incorporated herein by reference to Exhibit 4.1 to the Form 8-K dated May 27, 1993, and filed on June 3, 1993).	*

4c.	Form of 7.15% Debenture due 2023 of Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 4.2 to the Form 8-K dated May 27, 1993, and filed on June 3, 1993).	*

4d.	Form of 6.80% Debenture due 2026 of Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 4e to the Form 10-K for the fiscal year ended December 31, 1996).	*

4e.	Form of 6.875% Debenture due 2097 of Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 4f to the Form 10-Q for the quarterly period ended September 30, 1997).	*

4f.	Five Year Competitive Advance and Revolving Credit Facility Agreement dated as of September 11, 2001 among Bristol-Myers Squibb Company, the borrowing subsidiaries, the lenders named in the agreement, ABN Amro Bank N.V., Bank of America, N.A. and Deutsche Bank AG, New York Branch as co-syndication agents, The Chase Manhattan Bank, as Administrative Agent and Citibank, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 4j to the Form 10-Q for the quarterly period ended September 30, 2003).	*

4g.	Second Supplemental Indenture, dated September 28, 2001, between Bristol-Myers Squibb Company and JPMorgan Chase Bank (as successor trustee to The Chase Manhattan Bank) to the indenture dated June 1, 1993.	E-4-1

4h.	Form of 4.75% Note due 2006 and Form of 5.75% Note due 2011 of Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 4g to the Form 10-K for the fiscal year ended December 31, 2003).	*

4i.	Third Supplemental Indenture, dated August 18, 2003, between Bristol-Myers Squibb Company and JPMorgan Chase Bank, as Trustee, to the indenture dated June 1, 1993 (incorporated herein by reference to Exhibit 4k to the Form 10-Q for the quarterly period ended September 30, 2003).	*

4j.	Purchase Agreement dated August 12, 2003, between Bristol-Myers Squibb Company and Goldman, Sachs & Co., J.P. Morgan Securities Inc., as representatives to the several purchasers, named in Schedule I of the Agreement, of 4.00% Senior Notes due 2008 and 5.25% Senior Notes due 2013 (incorporated herein by reference to Exhibit 4l to the Form 10-Q for the quarterly period ended September 30, 2003).	*

4k.	Exchange and Registration Rights Agreement, dated August 18, 2003, between Bristol-Myers Squibb Company and Goldman, Sachs & Co., J.P. Morgan Securities Inc., as representatives of the several purchasers named in Schedule I to the Purchase Agreement, of 4.00% Senior Notes due 2008 and 5.25% Senior Notes due 2013 (incorporated herein by reference to Exhibit 4m to the Form 10-Q for the quarterly period ended September 30, 2003).	*

4l.	Form of 4.00% Senior Note due 2008 (incorporated herein by reference to Exhibit 4j to the Form 10-Q for the quarterly period ended September 30, 2003) (incorporated herein by reference to Exhibit 4n to the Form 10-Q for the quarterly period ended September 30, 2003).	*

4m.	Form of 5.25% Senior Note due 2013 (incorporated herein by reference to Exhibit 4o to the Form 10-Q for the quarterly period ended September 30, 2003).	*

4n.	Five Year Competitive Advance and Revolving Credit Facility Agreement dated as of August 13, 2003 among Bristol-Myers Squibb Company, the borrowing subsidiaries, the lenders named in the agreement, Bank of America, N.A. as syndication agent, JPMorgan Chase Bank, as Administrative Agent and Citicorp North America, Inc., as Administrative Agent (incorporated herein by reference to Exhibit 4p to the Form 10-Q for the quarterly period ended September 30, 2003).	*

Exhibit No.	Description	Page No.

4o.	Indenture, dated October 1, 2003, between Bristol-Myers Squibb Company, as Issuer, and JPMorgan Chase Bank, as Trustee (incorporated herein by reference to Exhibit 4q to the Form 10-Q for the quarterly period ended September 30, 2003).	*

4p.	Registration Rights Agreement, dated October 1, 2003, between Bristol-Myers Squibb Company and Goldman, Sachs & Co., J.P. Morgan Securities Inc., as representatives of the several purchasers named in Schedule I to the Purchase Agreement, of Floating Rate Convertible Senior Debentures due 2023 (incorporated herein by reference to Exhibit 4r to the Form 10-Q for the quarterly period ended September 30, 2003).	*

4q.	Form of Floating Rate Convertible Senior Debenture due 2023 (incorporated herein by reference to Exhibit 4s to the Form 10-Q for the quarterly period ended September 30, 2003).	*

4r.	Purchase Agreement dated September 25, 2003, between Bristol-Myers Squibb Company and Goldman, Sachs & Co., J.P. Morgan Securities Inc., as representatives of the several purchasers named in Schedule I to the Purchase Agreement, of Floating Rate Convertible Debentures due 2023 (incorporated herein by reference to Exhibit 4t to the Form 10-Q for the quarterly period ended September 30, 2003).	*

4s.	Specimen certificate of Common Stock (filed herewith).	E-4-2

4t.	Specimen certificate of Convertible Preferred Stock (filed herewith).	E-4-3

**10a.	Bristol-Myers Squibb Company 1997 Stock Incentive Plan, effective as of May 6, 1997 and as amended effective July 17, 2002 (incorporated herein by reference to Exhibit 10a to the Form 10-Q for the quarterly period ended June 30, 2002).	*

**10b.	Bristol-Myers Squibb Company 2002 Stock Incentive Plan, effective as of May 7, 2002 and as amended effective July 17, 2002 (incorporated herein by reference to Exhibit 10b to the Form 10-Q for the quarterly period ended June 30, 2002).	*

**10c.	Bristol-Myers Squibb Company TeamShare Stock Option Plan, as amended and restated effective September 10, 2002 (incorporated herein by reference to Exhibit 10c to the Form 10-K for the fiscal year ended December 31, 2002).	*

**10d.	Bristol-Myers Squibb Company Executive Performance Incentive Plan (incorporated herein by reference to Exhibit 10b to the Form 10-K for the fiscal year ended December 31, 1996).	*

**10e.	Bristol-Myers Squibb Company 1983 Stock Option Plan, as amended and restated as of January 1, 1997, as amended November 3, 1998 (incorporated herein by reference to Exhibit 10c to the Form 10-K for the fiscal year ended December 31, 1998).	*

**10f.	Squibb Corporation 1982 Option, Restricted Stock and Performance Unit Plan, as amended (incorporated herein by reference to Exhibit 10b to the Form 10-K for the fiscal year ended December 31, 1993).	*

**10g.	Squibb Corporation 1986 Option, Restricted Stock and Performance Unit Plan, as amended (as adopted, incorporated herein by reference to Exhibit 10k to the Squibb Corporation Form 10-K for the fiscal year ended December 31, 1988, File No. 1-5514; as amended effective July 1, 1993, and incorporated herein by reference to Exhibit 10c to the Form 10-K for the fiscal year ended December 31, 1993).	*

**10h.	Bristol-Myers Squibb Company Performance Incentive Plan, as amended (as adopted, incorporated herein by reference to Exhibit 2 to the Form 10-K for the fiscal year ended December 31, 1978; as amended as of January 8, 1990, incorporated herein by reference to Exhibit 19b to the Form 10-K for the fiscal year ended December 31, 1990; as amended on April 2, 1991, incorporated herein by reference to Exhibit 19b to the Form 10-K for the fiscal year ended December 31, 1991; as amended effective January 1, 1994, incorporated herein by reference to Exhibit 10d to the Form 10-K for the fiscal year ended December 31, 1993; and as amended effective January 1, 1994, incorporated herein by reference to Exhibit 10d to the Form 10-K for the fiscal year ended December 31, 1994).	*

**10i.	Benefit Equalization Plan of Bristol-Myers Squibb Company and its Subsidiary or Affiliated Corporations Participating in the Bristol-Myers Squibb Company Retirement Income Plan or the Bristol-Myers Squibb Puerto Rico, Inc. Retirement Income Plan, as amended (as amended and restated as of January 1, 1993, as amended effective October 1, 1993, incorporated herein by reference to Exhibit 10e to the Form 10-K for the fiscal year ended December 31, 1993; and as amended effective February 1, 1995, incorporated herein by reference to Exhibit 10e to the Form 10-K for the fiscal year ended December 31, 1996).	*

**10j.	Benefit Equalization Plan of Bristol-Myers Squibb Company and its Subsidiary or Affiliated Corporations Participating in the Bristol-Myers Squibb Company Savings and Investment Program, as amended and restated effective as of January 1, 1996 (incorporated herein by reference to Exhibit 10h to the Form 10-K for the fiscal year ended December 31, 2001).	*

Exhibit No.	Description	Page No.

**10k.	Squibb Corporation Supplementary Pension Plan, as amended (as previously amended and restated, incorporated herein by reference to Exhibit 19g to the Form 10-K for the fiscal year ended December 31, 1991; as amended as of September 14, 1993, and incorporated herein by reference to Exhibit 10g to the Form 10-K for the fiscal year ended December 31, 1993).	*

**10l.	Bristol-Myers Squibb Company Restricted Stock Award Plan, as amended (as adopted on November 7, 1989, incorporated herein by reference to Exhibit 10t to the Form 10-K for the fiscal year ended December 31, 1989; as amended on December 4, 1990, incorporated herein by reference to Exhibit 19a to the Form 10-K for the fiscal year ended December 31, 1990; as amended effective July 1, 1993, incorporated herein by reference to Exhibit 10h to the Form 10-K for the fiscal year ended December 31, 1993; as amended effective December 6, 1994, incorporated herein by reference to Exhibit 10h to the Form 10-K for the fiscal year ended December 31, 1994).	*

**10m.	Bristol-Myers Squibb Company Retirement Income Plan for Non-Employee Directors, as amended to March 5, 1996 (incorporated herein by reference to Exhibit 10k to the Form 10-K for the fiscal year ended December 31, 1996).	*

**10n.	Bristol-Myers Squibb Company 1987 Deferred Compensation Plan for Non-Employee Directors, as amended to January 13, 1998 (incorporated herein by reference to Exhibit 101 to the Form 10-K for the fiscal year ended December 31, 1997).	*

**10o.	Bristol-Myers Squibb Company Non-Employee Directors’ Stock Option Plan, as amended (as approved by the Stockholders on May 1, 1990, incorporated herein by reference to Exhibit 28 to Registration Statement No. 33-38587 on Form S-8; as amended May 7, 1991, incorporated herein by reference to Exhibit 19c to the Form 10-K for the fiscal year ended December 31, 1991), as amended January 12, 1999 (incorporated herein by reference to Exhibit 10m to the Form 10-K for the fiscal year ended December 31, 1998).	*

**10p.	Squibb Corporation Deferral Plan for Fees of Outside Directors, as amended (as adopted, incorporated herein by reference to Exhibit 10e to the Squibb Corporation Form 10-K for the fiscal year ended December 31, 1987, File No. 1-5514; as amended effective December 31, 1991, incorporated herein by reference to Exhibit 10m to the Form 10-K for the fiscal year ended December 31, 1992).	*

**10q.	Amendment to all of the Company’s plans, agreements, legal documents and other writings, pursuant to action of the Board of Directors on October 3, 1989, to reflect the change of the Company’s name to Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 10v to the Form 10-K for the fiscal year ended December 31, 1989).	*

**10r.	Form of Agreement entered into between the Registrant and each of the following officers effective on the following dates: Lamberto Andreotti, August 30, 2002; Harrison M. Bains, Jr., May 8, 2002; Stephen E. Bear, December 4, 2001; Andrew G. Bodnar, M.D., October 2, 2001; Andrew R. J. Bonfield, September 23, 2002; Wendy Dixon, March 20, 2002; Peter R. Dolan, July 29, 1999; Donald J. Hayden, Jr., July 30, 1999; Anthony C. Hooper, June 21, 2002; Tamar D. Howson, October 11, 2001; John L. McGoldrick, August 10, 1999; James B.D. Palmer, M.D., F.R.C.P., March 20, 2003; Elliot Sigal, M.D., Ph.D., October 2, 2002; and John L. Skule, August 5, 1999 (incorporated herein by reference to Exhibit 10q to the Form 10-Q for the quarterly period ended September 30, 1999).	*

12.	Statement re computation of ratios.	E-12-1

21.	Subsidiaries of the Registrant.	E-21-1

23.	Consent of PricewaterhouseCoopers LLP.	E-23-1

31a.	Section 302 Certification Letter.	E-31-1

31b.	Section 302 Certification Letter.	E-31-2

32a.	Section 906 Certification Letter.	E-32-1

32b.	Section 906 Certification Letter.	E-32-2

SCHEDULE II

BRISTOL-MYERS SQUIBB COMPANY

VALUATION AND QUALIFYING ACCOUNTS

(dollars in millions)

Description	Balance at beginning of period	Additions charged to costs and expenses	Deductions- bad debts written off	Balance at End of period
Allowances for Discounts and Doubtful accounts:
For the year ended December 31, 2003	$129	$83	$58	$154
For the year ended December 31, 2002	122	91	84	129
For the year ended December 31, 2001	154	49	81	122