Form 10-Q/A
period 2003-03-31
BRISTOL MYERS SQUIBB CO
filed 2004-03-31
CIK 14272

UNITED STATES

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

Explanatory Note

This Amendment No. 1 to Bristol-Myers Squibb Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 includes unaudited restated consolidated financial statements as of March 31, 2003 and December 31, 2002, and for the three months ended March 31, 2003 and 2002. The accompanying restated consolidated financial statements and supplementary data, including the notes to the accompanying restated consolidated financial statements, have been revised to reflect primarily the restatement, the addition of the Oncology Therapeutics Network as a separate business segment, disclosures of a milestone payment under the ImClone alliance and changes in legal proceedings and contingencies occurring subsequent to the filing of the original Form 10-Q for the period ended March 31, 2003.

Bristol-Myers Squibb Company (the Company) has restated, by means of its Annual Report on Form 10-K for the year ended December 31, 2003 (2003 Form 10-K), its consolidated balance sheet at December 31, 2002, and consolidated statements of earnings, cash flows and comprehensive income and retained earnings for the years ended December 31, 2002 and 2001. The restatement affected periods prior to 2001. Note 2 included in the 2003 Form 10-K shows the impact of the restatement adjustments to retained earnings as of January 1, 2001, to reflect the impact of the restatement on periods prior to 2001. For information on the impact of the restatement on the years 2000 and 1999, reference is made to “Item 6. Selected Financial Data” in the Company’s 2003 Form 10-K. In addition, the restatement impacts the first three quarters of 2003. The restated amounts for the second and third quarters of 2003 and the comparable interim periods in 2002 are presented in the Company’s Quarterly Reports on Form 10-Q/A for the quarterly periods ended June 30, 2003 and September 30, 2003.

The restatement (i) corrects certain of the Company’s historical accounting policies to conform to U.S. generally accepted accounting principles (GAAP) and (ii) corrects certain errors made in the application of GAAP, including errors in tax contingency reserves that may be related to inappropriate accounting. The restatement includes adjustments to (i) earnings from continuing operations before minority interest and income taxes, (ii) minority interest, net of taxes, (iii) the provision for income taxes, (iv) earnings from discontinued operations and (v) cash and cash equivalents.

The restatement adjustments increased the Company’s net earnings and diluted earnings per share for the three months ended March 31, 2003 by approximately $31 million or $0.02 per share, and increased net earnings for the three months ended March 31, 2002 by approximately $11 million with no impact on diluted earnings per share.

The restatement adjustment to the Company’s consolidated balance sheet decreased the amount of cash and cash equivalents at December 31, 2002 and March 31, 2003 by approximately $1.6 billion and $2.0 billion, respectively, and increased marketable securities in each case by the same amount. The restatement adjustment to the statement of cash flows increased (decreased) the amount of net cash used in investing activities for the three months ended March 31, 2003 and 2002 by approximately $0.4 billion and $(0.4) billion, respectively.

For further discussion, see “Item 8. Financial Statements—Note 2. Restatement of Previously Issued Financial Statements for Years Ended December 31, 2002 and 2001” in the Company’s 2003 Form 10-K, which discloses the nature of the restatement adjustments and shows the impact of the restatement adjustments on net earnings and the provision for income taxes, the impact of the income tax restatement adjustments on the consolidated balance sheet at December 31, 2002 and the cumulative impact of the adjustments on a condensed statement of earnings and condensed balance sheet for each annual period on a restated basis.

This Form 10-Q/A amends and restates Items 1, 2 and 4 of Part I and Items 1 and 6 of Part II of the original Form 10-Q, and no other information included in the original Form 10-Q is amended hereby. The explanatory caption at the beginning of each item of this Form 10-Q/A sets forth the nature of the revisions to that item.

The Company did not amend its Annual Report on Form 10-K or Quarterly Reports on Form 10-Q for periods affected by the restatement that ended prior to March 31, 2003, and the financial statements and related financial information contained in such reports should no longer be relied upon.

All referenced amounts in this Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q/A for prior periods and prior period comparisons reflect the balances and amounts on a restated basis.

For a discussion of events and developments subsequent to March 31, 2003 through the filing on March 15, 2004 of the Company’s 2003 Form 10-K, see the Company’s Quarterly Report on Form 10-Q/A for the quarterly periods ended June 30, 2003 and September 30, 2003, and the Company’s 2003 Form 10-K. This Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 2003 has not been updated to reflect any events or developments occurring subsequent to March 15, 2004.

BRISTOL-MYERS SQUIBB COMPANY

INDEX TO FORM 10-Q/A

MARCH 31, 2003

PART I—FINANCIAL INFORMATION

Item 1. RESTATED FINANCIAL STATEMENTS

The restated consolidated financial statements and supplementary data, including the notes to the restated consolidated financial statements, set forth in this Item 1, have been revised to reflect the restatement occurring subsequent to the filing of the original Form 10-Q.

BRISTOL-MYERS SQUIBB COMPANY

RESTATED CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	Restated March 31, 2003	Restated December 31, 2002
	(dollars in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$2,357	$2,367
Marketable securities	1,991	1,622
Receivables, net of allowances $154 and $129	3,186	2,968
Inventories:
Finished goods	866	918
Work in process	511	416
Raw and packaging materials	157	216
Consignment inventory	26	58

Total Inventories	1,560	1,608
Prepaid expenses	1,550	1,495

Total Current Assets	10,644	10,060

Property, plant and equipment	8,840	8,706
Less: Accumulated depreciation	3,478	3,372

	5,362	5,334

Goodwill	4,836	4,836
Other intangible assets, net	1,848	1,904
Other assets	2,860	2,888

Total Assets	$25,550	$25,022

LIABILITIES
Current Liabilities:
Short-term borrowings	$2,247	$1,379
Accounts payable	1,507	1,551
Accrued expenses	2,378	2,537
Accrued rebates and returns	952	883
U.S. and foreign income taxes payable	693	525
Dividends payable	543	542
Accrued litigation liabilities	32	600
Deferred revenue on consigned inventory	174	470

Total Current Liabilities	8,526	8,487
Other liabilities	1,488	1,518
Long-term debt	6,367	6,261

Total Liabilities	16,381	16,266

Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, $2 convertible series:
Authorized 10 million shares; issued and outstanding 8,268 in 2003 and 8,308 in 2002, liquidation value of $50 per share	—	—
Common stock, par value of $.10 per share:
Authorized 4.5 billion shares; issued 2,200,856,808 in 2003 and 2,200,823,544 in 2002	220	220
Capital in excess of par value of stock	2,475	2,491
Restricted stock	(48)	(52)
Other accumulated comprehensive loss	(758)	(904)
Retained earnings	18,753	18,503

	20,642	20,258
Less cost of treasury stock—262,617,400 common shares in 2003 and 263,994,580 in 2002	11,473	11,502

Total Stockholders’ Equity	9,169	8,756

Total Liabilities and Stockholders’ Equity	$25,550	$25,022

The accompanying notes are an integral part of these financial statements.

BRISTOL-MYERS SQUIBB COMPANY

RESTATED CONSOLIDATED STATEMENT OF EARNINGS

(UNAUDITED)

	Three Months Ended March 31,
	Restated 2003	Restated 2002
	(in millions, except per share data)
EARNINGS
Net Sales	$4,728	$4,674

Cost of products sold	1,709	1,508
Marketing, selling and administrative	1,100	924
Advertising and product promotion	315	236
Research and development	475	497
Acquired in-process research and development	—	160
Gain on sales of businesses/product lines	—	(30)
Provision for restructuring and other items, net	12	(1)
Litigation (income)/charge, net	(21)	90
Equity in net income of affiliates	(22)	(29)
Other (income)/expense, net	(3)	47

	3,565	3,402

Earnings from Continuing Operations Before Minority Interest and Income Taxes	1,163	1,272
Provision for income taxes	316	334
Minority interest, net of taxes	55	85

Earnings from Continuing Operations	792	853
Discontinued Operations:
Net gain on disposal	—	14

Net Earnings	$792	$867

Earnings Per Common Share
Basic
Earnings from Continuing Operations	$.41	$.44
Discontinued Operations:
Net gain on disposal	—	.01

Net Earnings	$.41	$.45

Diluted
Earnings from Continuing Operations	$.41	$.43
Discontinued Operations:
Net gain on disposal	—	.01

Net Earnings	$.41	$.44

Average Common Shares Outstanding
Basic	1,936	1,935
Diluted	1,940	1,952
Dividends declared per Common Share	$.28	$.28

The accompanying notes are an integral part of these financial statements.

BRISTOL-MYERS SQUIBB COMPANY

RESTATED CONSOLIDATED STATEMENT OF

COMPREHENSIVE INCOME AND RETAINED EARNINGS

(UNAUDITED)

	Three Months Ended March 31,
	Restated 2003	Restated 2002
	(dollars in millions)
COMPREHENSIVE INCOME
Net Earnings	$792	$867
Other Comprehensive Income/(Loss):
Foreign currency translation, net of tax benefit of $86 in 2003 and $10 in 2002	149	(35)
Decline in market value of investments, net of tax benefit of $1 in 2003	(2)	—
Deferred losses on derivatives qualifying as hedges, net of tax benefit of $5 in 2003 and $4 in 2002	(1)	(13)

Total Other Comprehensive Income/(Loss)	146	(48)

Comprehensive Income	$938	$819

RETAINED EARNINGS
Retained Earnings, January 1	$18,503	$18,530
Net Earnings	792	867
Cash dividends declared	(542)	(543)

Retained Earnings, March 31	$18,753	$18,854

The accompanying notes are an integral part of these financial statements.

BRISTOL-MYERS SQUIBB COMPANY

RESTATED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	Restated 2003	Restated 2002
	(dollars in millions)
Cash Flows From Operating Activities:
Net earnings	$792	$867
Depreciation	105	105
Amortization	73	74
Litigation charges	—	90
Provision for restructuring and other items, net	12	(1)
Acquired in-process research and development	—	160
Gain on sales of businesses/product lines (including discontinued operations)	—	(54)
Other operating items	13	(18)
Receivables	(197)	159
Inventories	69	(26)
Deferred revenue on consigned inventory	(296)	(353)
Litigation settlement payments, net of receipts	(565)	—
Accounts payable and accrued expenses	6	(461)
Income taxes	44	(1,448)
Pension contribution to the U.S. retirement income plan	—	(150)
Other assets and liabilities	104	(30)

Net Cash Provided by (Used In) Operating Activities	160	(1,086)

Cash Flows From Investing Activities:
Proceeds from sales and maturities of marketable securities	4,980	3,589
Purchases of marketable securities	(5,348)	(3,212)
Additions to property, plant and equipment	(190)	(211)
Investment in ImClone	(60)	—
Proceeds from product divestitures	—	40
Business acquisitions (including purchase of trademarks/patents)	(2)	(186)
DuPont acquisition costs and liabilities	(3)	(242)
Other, net	3	50

Net Cash Used in Investing Activities	(620)	(172)

Cash Flows From Financing Activities:
Short-term borrowings, net of repayments	923	88
Long-term debt borrowings	52	1
Issuances of common stock under stock plans	12	83
Purchases of treasury stock	—	(67)
Dividends paid	(542)	(543)

Net Cash Provided by (Used in) Financing Activities	445	(438)

Effect of Exchange Rates on Cash	5	(5)

Increase (Decrease) in Cash and Cash Equivalents	(10)	(1,701)
Cash and Cash Equivalents at Beginning of Period	2,367	4,552

Cash and Cash Equivalents at End of Period	$2,357	$2,851

The accompanying notes are an integral part of these financial statements.

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Throughout these notes to the restated consolidated financial statements, all referenced amounts for prior periods and prior period comparisons reflect the balances and amounts on a restated basis.

Note 1. Basis of Presentation and New Accounting Standards

Bristol-Myers Squibb Company (the Company) prepared these unaudited restated consolidated financial statements following the requirements of the Securities and Exchange Commission (SEC) and U.S. generally accepted accounting principles (GAAP) for interim reporting. Under those rules, certain footnotes and other financial information that are normally required by GAAP for annual financial statements can be condensed or omitted. The Company is responsible for the restated consolidated financial statements included in this Form 10-Q/A. These restated consolidated financial statements include all normal and recurring adjustments necessary for a fair presentation of the Company’s financial position at March 31, 2003 and December 31, 2002, the results of its operations and cash flows for the three months ended March 31, 2003 and March 31, 2002. For further discussion see “—Note 2. Restatement of Previously Issued Financial Statements,” below. These restated consolidated financial statements and the related notes should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (2003 Form 10-K). PricewaterhouseCoopers LLP (PwC), the Company’s independent accountants, have performed a review of the unaudited restated consolidated financial statements included in this Form 10-Q/A, and their review report thereon accompanies this Form 10-Q/A.

Revenues, expenses, assets and liabilities can vary during each quarter of the year. Accordingly, the results and trends in these unaudited restated consolidated financial statements may not be the same as those for the full year.

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

In the case of sales made to wholesalers (i) as a result of incentives, (ii) in excess of the wholesaler’s ordinary course of business inventory level, (iii) at a time when there was an understanding, agreement, course of dealing or consistent business practice that the Company would extend incentives based on levels of excess inventory in connection with future purchases and (iv) at a time when such incentives would cover substantially all, and vary directly with, the wholesaler’s cost of carrying inventory in excess of the wholesaler’s ordinary course of business inventory level, substantially all the risks and rewards of ownership do not transfer upon shipment and, accordingly, such sales should be accounted for using the consignment model. The determination of when, if at all, sales to a wholesaler meet the foregoing criteria involves evaluation of a variety of factors and a number of complex judgments. Under the consignment model, the Company does not recognize revenue upon shipment of product. Rather, upon shipment of product the Company invoices the wholesaler, records deferred revenue at gross invoice sales price and classifies the inventory held by the wholesaler as consignment inventory at the Company’s cost of such inventory. The Company recognizes revenue when the consignment inventory is no longer subject to incentive arrangements but not later than when such inventory is sold through to the wholesalers’ customers, on a first-in first-out (FIFO) basis.

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

In addition, the Company includes alliance revenue in net sales. The Company has agreements to promote pharmaceuticals discovered by other companies. Alliance revenue is based upon a percentage of the Company’s copromotion partners’ net sales and is earned when the copromotion partners ship the related product and title passes to their customer.

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

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Basis of Presentation and New Accounting Standards (Continued)

Certain prior year amounts have been reclassified to conform to the current year presentation, including the reclassification of amounts relating to equity in net income of affiliates, which were formerly netted in minority interest, net of taxes and are now presented on a separate line in the consolidated statement of earnings (see “—Note 7. Alliances and Investments” below).

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

If an entity does not meet the definition of a VIE under FIN 46, the Company accounts for the entity under the provisions of Accounting Principles Board (APB) Opinion Number 18, The Equity Method of Accounting for Investments in Common Stock, which requires that the Company consolidates all majority (more than 50%) owned subsidiaries where it has the ability to exercise control. The Company accounts for 50% or less owned companies over which it has the ability to exercise significant influence using the equity method of accounting. The Company’s share of net income or losses of equity investments is included in equity in net income of affiliates in the consolidated statement of earnings. The Company periodically reviews these equity investments for impairment and adjusts these investments to their fair value when a decline in market value is deemed to be other than temporary. During 2002, the Company recorded an asset impairment charge of $379 million for an other-than-temporary decline in the market value of ImClone Systems Incorporated (ImClone).

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

	Three Months Ended March 31,
	Restated 2003	Restated 2002
	(dollars in millions, except per share data)
Net Earnings:
As reported	$792	$867
Deduct : Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(26)	(45)

Pro forma	$766	$822

Basic earnings per share:
As reported	$.41	$.45
Pro forma	.40	.42

Diluted earnings per share:
As reported	$.41	$.44
Pro forma	.39	.42

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). FIN 45 requires a guarantor to recognize a liability at the inception of the guarantee for the fair value of the obligation undertaken in issuing the guarantee and include more detailed disclosure with

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Basis of Presentation and New Accounting Standards (Continued)

respect to guarantees. The types of contracts the Company enters into that meet the scope of this interpretation are financial and performance standby letters of credit on behalf of wholly-owned subsidiaries. FIN 45 is effective for guarantees issued or modified after December 31, 2002. The initial adoption of this accounting pronouncement did not have a material effect on the Company’s consolidated financial statements.

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

Note 2. Restatement of Previously Issued Financial Statements

The Company has restated its consolidated balance sheet at December 31, 2002, and consolidated statements of earnings, cash flows, and comprehensive income and retained earnings for the year ended December 31, 2002 and for the three months ended March 31, 2003. The restatement affected periods prior to 2002. The impact of the restatement on such prior periods is reflected as an adjustment to retained earnings as of January 1, 2002 for the periods presented herein. The restatement (i) corrects certain of the Company’s historical accounting policies to conform to GAAP and (ii) corrects certain errors made in the application of GAAP. Set forth below are the restatement adjustments included in the restatement of the previously issued financial statements for the three months ended March 31, 2003 and 2002, each of which is an “error” within the meaning of Accounting Principles Board Opinion (APB) No. 20, Accounting Changes.

The following table presents the impact of the restatement adjustments described below on net earnings for the three months ended March 31, 2003 and 2002:

	Net Earnings for the Three Months Ended March 31,
	2003	2002
	(dollars in millions)
As reported	$761	$856
WIC rebates accrual	4	(1)
Goods in transit	1	(1)
Other net sales adjustments	6	23
International pension and employee benefit plan accrual	—	1
Other marketing, selling and administrative adjustments	(4)	4
Intercompany foreign exchange gains and losses	44	(13)
Other restatement items	(8)	—
Adjustments to minority interest, net of taxes	—	(1)
Provision for income taxes	(12)	(1)

As restated	$792	$867

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 2. Restatement of Previously Issued Financial Statements (Continued)

The restatement adjustments resulted in a cumulative net reduction of retained earnings of $357 million as of January 1, 2003. As discussed above, the impact of the restatement on periods prior to 2002 is reflected as an adjustment to retained earnings as of January 1, 2002 for the periods presented herein. The following table presents the impact of the restatement adjustments on retained earnings from January 1, 2002 to January 1, 2003 (dollars in millions):

Retained earnings—January 1, 2002, as previously reported		$18,958
Cumulative effect of restatement adjustments prior to January 1, 2002		(428)

Retained Earnings-January 1, 2002, as restated		18,530

2002 Net Earnings:
As previously reported	$2,066
Restatements
WIC rebates accrual	(4)
Goods in transit	(5)
Other net sales adjustments	14
Other marketing, selling and administrative adjustments	8
Intercompany foreign exchange gains and losses	(28)
Other restatement items	8
Adjustments to minority interest, net of taxes	(6)
Provision for income taxes	84

As restated		2,137
Cash dividends declared		(2,168)
Zimmer common stock dividend		4

Retained Earnings—January 1, 2003, as restated		$18,503

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

Goods in transit: The Company corrected an error in the application of GAAP regarding the timing of revenue recognition for certain sales made by its Mead Johnson unit, its Other Healthcare unit and certain of its non-U.S. Pharmaceuticals units. The Company previously recorded revenue for products sold on the date of shipment but now records revenue, based on the terms of sale, on the date of receipt by the purchaser.

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

Other Adjustments to Earnings from Continuing Operations Before Minority Interest and Income Taxes

International pension and employee benefit plan accrual: Historically, the Company erroneously accounted for certain of its international employee benefit plans under cash or other non-GAAP methods based on its belief that the impact of applying the accrual method required by GAAP was immaterial. In 2003, the Company had an actuarial analysis performed for each of the larger plans and determined that it had understated its benefits liabilities for these plans. The Company now accounts for all its pension and employee benefit plans under the accrual method. In addition, the Company failed to make the required accrual for one of its international employee benefit plans due to a misapplication of GAAP.

Other marketing, selling and administrative adjustments: The Company recorded a number of adjustments with respect to marketing, selling and administrative expense. The Company determined that there had been an error in application of its historical accounting policy for accruing for earned vacation not yet taken. The Company determined that it had not properly recorded an expense for

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 2. Restatement of Previously Issued Financial Statements (Continued)

training and operational support relating to a contract with a third party in the period that it was incurred. The Company wrote off certain accounts that did not have adequate documentation supporting their existence. The Company also wrote off reserves for post-employment benefits other than pensions that had been retained in error for certain of its divested businesses. The Company incorrectly capitalized certain costs related to internally developed software due to a misapplication of GAAP. The Company also failed to adjust certain expense reserves on a timely basis to the actual amount of expense incurred as required by GAAP. The Company also corrected a number of smaller, immaterial errors in the application of GAAP.

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

Other restatement items: The Company has several foreign subsidiaries that operate in jurisdictions with hyperinflationary currencies and with respect to which the Company recorded restatement adjustments to correct errors relating to the accounting for deferred tax assets, liabilities and valuation allowances. As a result, the Company did not record foreign exchange gain or loss with respect to these deferred tax assets, which was an error. The Company erroneously overaccrued expenses relating to certain grants, which had been completed, by failing to adjust accruals to the actual amounts of the expenses incurred over the life of the grants. The Company failed to write-off an unreconciled account relating to its acquisition of the Dupont Pharmaceuticals business in 2001. The Company also failed to adjust certain expense reserves on a timely basis to the actual amount of expense incurred as required by GAAP. The Company also corrected a number of smaller, immaterial errors in the application of GAAP.

Adjustments to Minority Interest, Net of Taxes

The Company recorded duplicate deferred tax net assets related to tax attributes of certain partnership entities in which Sanofi-Synthelabo owns the majority controlling interest.

Adjustments to Provision for Income Taxes

Contingency reserves: In certain instances during the periods being restated, the Company made errors in recording its reserves for tax contingencies. The Company believes there may have been inappropriate adjustments to its tax contingency reserves in 2001 and 2002. The Company has completed a review and it has not been able to determine whether or not any of the errors in its tax contingency reserves being corrected in the restatement are related to inappropriate accounting.

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

Foreign tax items: The Company identified a number of errors related to current and deferred foreign taxes, and corresponding tax expense. These errors included (i) not establishing deferred tax assets and, to the extent necessary, corresponding valuation allowances for net operating loss and tax credit carryforwards, (ii) not applying, or misapplying, the asset and liability approach for deferred taxes required under GAAP, (iii) not considering all information available at the date of issuance of the financial statements, (iv) not timely adjusting for filed tax returns, and (v) accounting for income taxes in certain jurisdictions on a cash basis.

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 2. Restatement of Previously Issued Financial Statements (Continued)

The following table presents the impact of the restatement adjustments described above on the provision for income taxes for the three months ended March 31, 2003 and 2002 (dollars in millions):

	Three Months Ended March 31,
			% of Earnings Before Minority Interest and Income Taxes
	2003	2002	2003	2002
Provision for Income Taxes, as previously reported	$294	$333	27.3%	27.1%
Other tax items:
U.S.	5	47	(0.1)%	3.2%
Non-U.S.	17	(46)	—%	(4.0)%

Provision for Income Taxes, as restated	$316	$334	27.2%	26.3%

The following table presents the impact of the income tax restatement adjustments described above on the Company’s balance sheet at March 31, 2003 and December 31, 2002 (dollars in millions):

	March 31, 2003		December 31, 2002
	Contingency Reserves	Other Tax Items	Contingency Reserves	Other Tax Items
Assets:
Prepaid expenses, current	$—	$(12)	$—	$18
Other assets, non-current	—	—	—	92

Liabilities:
U.S. and foreign income taxes payable	$—	$(1)	$(80)	$122
Other liabilities, non-current	—	—	49	(27)

Adjustments to Cash and Cash Equivalents Classification

The Company has determined that certain investments under its cash management program were erroneously classified as cash equivalents on its consolidated balance sheet at March 31, 2003 and December 31, 2002, and statement of cash flows for the three months ended March 31, 2003 and 2002. Although the Company believes these investments are highly liquid, because the maturities for these investments exceeded three months, the previous presentation in cash and cash equivalents was an error and the Company has restated prior periods to present these investments as marketable securities. The restatement adjustment to the Company’s consolidated balance sheets at March 31, 2003 and December 31, 2002 decreased the amount of cash and cash equivalents by approximately $2.0 billion and $1.6 billion, respectively. The restatement adjustment to statements of cash flows increased (decreased) the amount of net cash used in investing activities for the three months ended March 31, 2003 and 2002 by approximately $0.4 billion and $(0.4) billion, respectively.

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 2. Restatement of Previously Issued Financial Statements (Continued)

Adjustments to Other Expense, Net Classification

The table below presents the restatement charges (credits) for certain amounts that had been classified in error and have been reclassified as part of the restatement from other expense, net to the appropriate line item in the consolidated statement of earnings for the three months ended March 31, 2003 and 2002:

	Three Months Ended March 31,
	2003	2002
	(dollars in millions)
Total adjustments to Other expense, net	$(63)	$(5)

Net Sales:
Rebate accrual adjustment	$—	$8

Cost of Products Sold:
Royalty expense	$8	$14
Other, net(a)	13	(8)

	$21	$6

Marketing, Selling and Administrative:
Amortization of capitalized software	$10	$6
Restricted stock grant amortization	6	5
Other, net(a)	4	(14)

	$20	$(3)

Advertising and Product Promotion:
Other, net(a)	$—	$(4)

Research and Development:
Other, net(a)	$(1)	$(3)

Equity in Net Income of Affiliates:
ImClone - share in losses	$23	$1

(a)	Certain items included in “Other, net”, are reclassifications of amounts that are not “errors” within the meaning of APB Opinion No. 20, Accounting Changes, but rather are amounts that have been reclassified to conform to the current year presentation.

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 2. Restatement of Previously Issued Financial Statements (Continued)

The following table presents the impact of the restatement adjustments on the Company’s previously reported results for the three months ended March 31, 2003 and 2002 on a condensed basis:

	March 31, 2003		March 31, 2002
	As Previously Reported	As Restated	As Previously Reported	As Restated
	(dollars in millions, except per share data)
STATEMENT OF EARNINGS:

Net sales	$4,711	$4,728	$4,661	$4,674
Total Costs and Expenses	3,636	3,565	3,433	3,402

Earnings from Continuing Operations	$761	$792	$842	$853
Discontinued Operations:
Net gain on disposal	—	—	14	14

Net Earnings	$761	$792	$856	$867

Basic Earnings per Common Share
Continuing Operations	$.39	$.41	$.43	$.44
Discontinued Operations:
Net gain on disposal	—	—	.01	.01

Net Earnings	$.39	$.41	$.44	$.45

Diluted Earnings per Common Share
Continuing Operations	$.39	$.41	$.43	$.43
Discontinued Operations:
Net gain on disposal	—	—	.01	.01

Net Earnings	$.39	$.41	$.44	$.44

	March 31, 2003		December 31, 2002
	As Previously Reported	As Restated	As Previously Reported	As Restated
	(dollars in millions)
BALANCE SHEET:

ASSETS
Current Assets:
Cash and cash equivalents	$4,328	$2,357	$3,978	$2,367
Marketable securities	20	1,991	11	1,622
Other current assets	6,171	6,296	5,986	6,071

Total Current Assets	10,519	10,644	9,975	10,060

Other Assets	14,841	14,906	14,899	14,962

Total Assets	$25,360	$25,550	$24,874	$25,022

LIABILITIES
Current liabilities	$8,298	$8,526	$8,220	$8,487
Other liabilities	1,398	1,488	1,426	1,518
Long-term debt	6,367	6,367	6,261	6,261

Total Liabilities	16,063	16,381	15,907	16,266

STOCKHOLDERS’ EQUITY	9,297	9,169	8,967	8,756

Total Liabilities and Stockholders’ Equity	$25,360	$25,550	$24,874	$25,022

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 3. Restructuring and Other Items

In the first quarter of 2003, the Company recorded a pre-tax charge of $12 million, related to termination benefits for workforce reductions of 340 manufacturing employees in the Pharmaceuticals segment and downsizing and streamlining of worldwide manufacturing operations. In addition, the Company recorded $10 million in cost of products sold for asset impairments and $4 million in cost of products sold for accelerated depreciation of certain manufacturing facilities in North America expected to be closed by the end of 2004.

In the first quarter of 2002, an adjustment to prior year reserves of $1 million was made to reflect reduced estimates of separation costs.

Restructuring charges and spending against accrued liabilities associated with prior and current actions are as follows:

	Employee Termination Liability	Other Exit Cost Liability	Total
	(dollars in millions)
Balance at December 31, 2001	$243	$41	$284
Charges	71	38	109
Spending	(155)	(29)	(184)
Changes in estimate	(92)	(8)	(100)

Balance at December 31, 2002	67	42	109
Charges	12	—	12
Spending	(23)	(17)	(40)

Balance at March 31, 2003 (unaudited)	$56	$25	$81

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 4. Earnings Per Share

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

	Three Months Ended March 31,
	Restated 2003	Restated 2002
	(in millions, except per share data)
Earnings from Continuing Operations	$792	$853
Discontinued Operations:
Net gain on disposal	—	14

Net Earnings	$792	$867

Basic:
Average Common Shares Outstanding	1,936	1,935

Earnings from Continuing Operations	$.41	$.44
Discontinued Operations:
Net gain on disposal	—	.01

Net Earnings	$.41	$.45

Diluted:
Average Common Shares Outstanding	1,936	1,935
Incremental Shares Outstanding Assuming the Exercise of Dilutive Stock Options	4	17

	1,940	1,952

Earnings from Continuing Operations	$.41	$.43
Discontinued Operations:
Net gain on disposal	—	.01

Net Earnings	$.41	$.44

Weighted-average shares issuable upon the exercise of stock options, which were not included in the diluted earnings per share calculation because they were not dilutive, were 120 million for the three month period ended March 31, 2003 and 81 million for the three month period ended March 31, 2002.

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 5. Goodwill

The changes in the carrying amount of goodwill for the year ended December 31, 2002 and the three months ended March 31, 2003, were as follows:

	Pharmaceuticals Segment	Nutritionals Segment	Other Healthcare Segment	Total
	(dollars in millions)
Balance as of December 31, 2001	$4,810	$119	$190	$5,119
Purchase accounting adjustments related to recent acquisitions:
Change in exit cost estimate	(165)	—	—	(165)
Purchase price and allocation adjustments	(117)	(1)	—	(118)

Balance as of December 31, 2002 (restated) and March 31, 2003 (restated)	$4,528	$118	$190	$4,836

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

Note 6. Intangible Assets

As of March 31, 2003 and December 31, 2002, intangible assets consisted of the following:

	March 31 2003	December 31, 2002
	(dollars in millions)
Patents / Trademarks	$209	$214
Licenses	362	554
Technology	1,783	1,783

	2,354	2,551
Accumulated Amortization	506	647

Net Carrying Amount	$1,848	$1,904

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

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 7. Alliances and Investments

ImClone

The Company has a commercialization agreement that expires in 2018 with ImClone, a biopharmaceutical company focused on developing targeted cancer treatments, for the codevelopment and copromotion of ERBITUX* in the United States, Canada and Japan. In February 2004, the FDA approved the Biologics License Application (BLA) for ERBITUX* for use in combination with irinotecan in the treatment of patients with Epidermal Growth Factor Receptor (EGFR) expressing, metastatic colorectal cancer who are refractory to irinotecan-based chemotherapy and for use as a single agent in the treatment of patients with EGFR expressing, metastatic colorectal cancer who are intolerant to irinotecan-based chemotherapy. In accordance with the terms of the agreement, the Company paid ImClone $200 million, of which $140 million was paid in March 2002 and $60 million was paid in March 2003. The Company paid $250 million in March 2004 as a milestone payment for the initial approval of ERBITUX*. An additional $250 million is payable upon achievement of a second milestone. Under the agreement, ImClone will receive a distribution fee based on a flat rate of 39% of product revenues in North America.

With respect to the $200 million of milestone payments the Company paid ImClone in 2002 and 2003, $160 million (or 80.1%) was expensed in the first quarter of 2002 as acquired in-process research and development, and $40 million (or 19.9%) was recorded as an additional equity investment to eliminate the income statement effect of the portion of the milestone payment for which the Company has an economic claim through its 19.9% ownership interest in ImClone.

In the first quarter of 2003 and 2002, the Company recorded $23 million and $1 million, respectively, of net loss for its share of ImClone’s losses. Included in 2003 was $12 million charge reflecting the Company’s estimate of its share of ImClone’s net losses related to ImClone’s recent announcement that it will need to restate its 2001 and later financial statements and possibly certain of its earlier financial statements for certain withholding tax liabilities associated with the exercise of warrants and options held by its current and former officers, directors and employees. The Company records its share of the results in equity in net income of affiliates in the consolidated statement of earnings.

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

Sanofi-Synthelabo

The Company has agreements with Sanofi for the codevelopment and cocommercialization of: AVAPRO*/AVALIDE* (irbesartan), an angiotensin II receptor antagonist indicated for the treatment of hypertension, and PLAVIX* (clopidogrel), a platelet aggregation inhibitor. The worldwide alliance operates under the framework of two geographic territories: one in the Americas and Australia and the other in Europe and Asia. Two territory partnerships were formed to manage central expenses, such as marketing, research and development and royalties, and to supply finished product to the individual countries. At the country level, agreements either to copromote (whereby a partnership was formed between the parties to sell a single brand) or to comarket (whereby the parties operate and sell their brands independently of each other) are in place.

The Company acts as the operating partner for the territory covering the Americas (principally the United States, Canada, Puerto Rico, and Latin American countries) and Australia and owns the majority financial controlling interest in this territory. As such, the Company consolidates all country partnership results for this territory and records Sanofi’s share of the results as a minority interest expense, net of taxes, which was $52 million and $83 million for the three months ended March 31, 2003 and 2002, respectively. For the three months ended March 31, 2003 and 2002, the Company recorded sales in this territory and in comarketing countries (Germany, Italy, Spain and Greece) of $583 million and $600 million, respectively.

Sanofi acts as the operating partner for the territory covering Europe and Asia and owns the majority financial controlling interest in this territory. In 2003, the Company accounts for the investment in partnership entities in this territory under the equity method and records its equity share of net income in the consolidated statement of earnings. The Company recorded its share of equity earnings in this territory of $45 million and $30 million for the three months ended March 31, 2003 and 2002, respectively.

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

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 7. Alliances and Investments (Continued)

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

Note 8. Divestitures and Discontinued Operations

Divestitures

During the first quarter of 2002, the Company completed the sale of two branded products resulting in a pre-tax gain of $30 million.

Discontinued Operations

Discontinued operations in the three months ended March 31, 2002 consist of an after-tax adjustment to increase the gain on the sale of Clairol as a result of a final purchase price settlement.

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 9. Business Segments

The Company has four reportable segments—Pharmaceuticals, Oncology Therapeutics Network (OTN), Nutritionals, and Other Healthcare. The Pharmaceuticals segment is comprised of the global pharmaceutical and international (excluding Japan) consumer medicines businesses. The OTN segment is a specialty distributor of anticancer medicines and related products. OTN, which was previously included in the Pharmaceuticals segment, met the quantitative thresholds of a reportable segment. Accordingly, prior periods have been reclassified to conform with current year presentations. The Nutritionals segment consists of Mead Johnson Nutritionals, primarily an infant formula business. The Other Healthcare segment consists of the ConvaTec, Medical Imaging, and Consumer Medicines (United States and Japan) businesses.

	Three Months Ended March 31,
	Net Sales		Earnings from Continuing Operations Before Minority Interest and Income Taxes
	(dollars in millions)
	Restated 2003	Restated 2002	Restated 2003	Restated 2002
Pharmaceuticals	$3,365	$3,442	$1,024	$1,136
Oncology Therapeutics Network	520	411	3	5
Nutritionals	458	458	100	143
Other Healthcare	385	363	74	98

Total Segments	4,728	4,674	1,201	1,382
Corporate/Other	—	—	(38)	(110)

Continuing Operations	$4,728	$4,674	$1,163	$1,272

Corporate/Other principally consists of interest expense, interest income, certain administrative expenses and allocations to the segments. In 2003, Pharmaceuticals and Corporate/Other include the following items: Pharmaceuticals—income of $21 million from a vitamins litigation settlement, $4 million of accelerated depreciation expense for facilities expected to be abandoned and a $10 million asset impairment charge; Corporate/Other—a $12 million restructuring charge. In 2002, Pharmaceuticals and Corporate/Other include the following items: Pharmaceuticals—a $160 million in-process research and development charge related to milestone payments to ImClone; Corporate/Other—a $90 million accrual for BUSPAR litigation, an adjustment to prior year reserves of $1 million to reflect reduced estimates of separation costs and a $30 million gain on the sale of two branded products.

Note 10. Other (Income)/Expense, Net

The components of other (income)/expense, net are:

	Three Months Ended March 31,
	Restated 2003	Restated 2002
	(dollars in millions)
Interest expense	$81	$98
Interest income	(20)	(23)
Foreign exchange transaction (gains)/losses	(40)	16
Other, net	(24)	(44)

Other (income)/expense, net	$(3)	$47

Interest expense is primarily related to the $5.0 billion debt issuance in conjunction with the DuPont and ImClone transactions. In addition, interest expense was reduced by net interest rate swap gains of $22 million for the three months ended March 31, 2003. Interest income relates primarily to cash, cash equivalents and investments in marketable securities.

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 11. Legal Proceedings and Contingencies

Information in this Note 11 pertaining to legal proceedings and contingencies has been updated for events and developments occurring subsequent to the filing of the original Form 10-Q through the filing on March 15, 2004 of the Company’s 2003
Form 10-K. This Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 2003 has not been updated to reflect any events or developments occurring subsequent to March 15, 2004.

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

PLAVIX* Litigation

The Company’s U.S. territory partnership under its alliance with Sanofi is a plaintiff in two pending patent infringement lawsuits instituted in the U.S. District Court for the Southern District of New York entitled Sanofi-Synthelabo, Sanofi-Synthelabo Inc., and Bristol-Myers Squibb Sanofi Pharmaceuticals Holding Partnership v. Apotex Inc. and Apotex Corp., 02-CV-2255 (RWS) and Sanofi-Synthelabo, Sanofi-Synthelabo Inc. and Bristol-Myers Squibb Sanofi Pharmaceuticals Holding Partnership v. Dr. Reddy’s Laboratories, LTD, and Dr. Reddy’s Laboratories, Inc., 02-CV-3672 (RWS). Similar proceedings involving PLAVIX* also have been instituted outside the United States.

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

Teva Pharmaceuticals USA, or Teva, a generic drug manufacturer, has filed an ANDA with the FDA claiming that Patent No. 5,576,328 relating to PLAVIX* is invalid and that two others will not be infringed by Teva. None of these patents is involved in the pending patent infringement litigation involving PLAVIX*. The Teva filing does not challenge the patent at issue in the PLAVIX* litigation and therefore is not expected to have any impact on that litigation; nor does it appear that Teva intends to commercialize a generic form of PLAVIX* prior to the expiration or termination of the patent at issue in the litigation, although there can be no assurance that this will continue to be the case.

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

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 11. Legal Proceedings and Contingencies (Continued)

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

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 11. Legal Proceedings and Contingencies (Continued)

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

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 11. Legal Proceedings and Contingencies (Continued)

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

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 11. Legal Proceedings and Contingencies (Continued)

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

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 11. Legal Proceedings and Contingencies (Continued)

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

In January 2001, the Company was served with its first “PPA” lawsuit. The Company currently is a defendant in approximately 148 personal injury lawsuits, filed on behalf of approximately 355 plaintiffs, in federal and state courts throughout the United States. The majority of these lawsuits involve multiple defendants. Among other claims, plaintiffs allege that PPA causes hemorrhagic and ischemic strokes, that the defendants were aware of the risk, failed to warn consumers and failed to remove PPA from their products. Plaintiffs seek compensatory and punitive damages. All of the federal cases have been transferred to the U.S. District Court for the Western District of Washington, In re Phenylpropanolamine (PPA) Products Liability Litigation, MDL No. 1407. The District Court has denied all motions for class certification and there are no class action lawsuits pending against the Company in this litigation.

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

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 11. Legal Proceedings and Contingencies (Continued)

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

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 11. Legal Proceedings and Contingencies (Continued)

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

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 11. Legal Proceedings and Contingencies (Continued)

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

On July 31, 2003, one of the Company’s insurers, Federal Insurance Company, filed a lawsuit in New York Supreme Court against the Company and several current and former officers and members of the board of directors, seeking rescission, or in the alternative, declarations allowing Federal to avoid payment under certain Directors and Officers insurance policies and certain Fiduciary Liability insurance policies with respect to potential liability arising in connection with the matters described under the “—VANLEV Litigation,” “—Other Securities Matters” and “—ERISA Litigation” sections above. No discovery has been taken in this matter. On October 3, 2003, another of the Company’s insurers, SR International Business Insurance Co. Ltd. (SRI), informed the Company that it intended to try to avoid certain insurance policies issued to the Company on grounds of alleged material misrepresentation or non-

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 11. Legal Proceedings and Contingencies (Continued)

disclosure, and that it had initiated arbitration proceedings in London, England. SRI has indicated that it intends to rely upon allegations similar to those described in the “—Other Securities Matters” section above in support of its avoidance action. It is not possible at this time reasonably to assess the final outcome of these matters or reasonably to estimate the possible loss or range of loss with respect to these matters. If the Company were not to prevail in final, non-appealable determinations of these matters, the impact could be material.

Note 12. Comprehensive Income (Loss)

	Foreign Currency Translation	Available for Sale Securities	Deferred Loss on Effective Hedges	Minimum Pension Liability Adjustment	Total Other Accumulated Comprehensive Loss
	(dollars in millions)
Balance at December 31, 2002 (restated)	$(724)	$1	$(87)	$(94)	$(904)
Other comprehensive income (loss) (restated)	149	(2)	(1)	—	146

Balance at March 31, 2003 (restated)	$(575)	$(1)	$(88)	$(94)	$(758)

Note 13. Income Taxes

The effective income tax rate on earnings from continuing operations before minority interest and income taxes was 27.2% for the three months ended March 31, 2003, and 26.3% for the three months ended March 31, 2002. During the three months ended March 31, 2003, the Company recorded a valuation allowance of $19 million primarily related to certain state net operating loss carryforwards that it currently does not believe are more likely than not to be realized in the future.

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

Report of Independent Accountants

To the Board of Directors

and Stockholders of

Bristol-Myers Squibb Company

We have reviewed the accompanying consolidated balance sheet of Bristol-Myers Squibb Company and its subsidiaries as of March 31, 2003, and the consolidated statements of earnings, comprehensive income and retained earnings and of cash flows for each of the three-month periods ended March 31, 2003 and 2002. These financial statements are the responsibility of the Company’s management.

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

Based on our review, we are not aware of any material modifications that should be made to the consolidated interim financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2002, and the related consolidated statements of earnings, comprehensive income and retained earnings and of cash flows for the year then ended (not presented herein), and in our report dated March 9, 2004, included in the Company’s 2003 Form 10-K, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the condensed accompanying consolidated balance sheet as of December 31, 2002 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

As discussed in Note 2, Restatement of Previously Issued Financial Statements, the Company has restated previously issued financial statements.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
May 2, 2003, except as to Notes 2, 9 and 11, for which the date is March 9, 2004

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in this Item 2 has been revised to reflect the restatement occurring subsequent to the filing of the original Form 10-Q, as well as to incorporate certain conforming changes.

Restatement of Previously Issued Financial Statements

Bristol-Myers Squibb Company (the Company) restated its consolidated balance sheet at December 31, 2002, and consolidated statements of earnings, cash flows, and comprehensive income and retained earnings for the years ended December 31, 2002 and 2001, and its financial statements for the first, second and third quarters of 2003, including comparable interim periods in 2002 (the “2003 Restatement”). The restatement affected periods prior to 2001. The impact of the restatement on such prior periods is reflected as an adjustment to retained earnings as of January 1, 2001. The restatement is reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (2003 Form 10-K) and is reported in this Amendment No. 1 to the Company’s Quarterly Report for the quarterly period ended March 31, 2003 and in amendments to the Company’s Quarterly Reports on Form 10-Q/A for the quarterly periods ended June 30, 2003 and September 30, 2003. The 2003 Restatement (i) corrects certain of the Company’s historical accounting policies to conform to U.S. generally accepted accounting principles (GAAP) and (ii) corrects certain errors made in the application of GAAP.

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

After completing the 2002 Restatement, the Company continued to identify and implement actions to improve the effectiveness of its disclosure controls and procedures and internal controls over financial reporting. In connection with this effort, the Company (i) has substantially strengthened the organization and personnel of the senior financial and control functions, (ii) adopted more rigorous policies and procedures with respect to its balance sheet review process, (iii) focused its internal audit function on financial reporting controls, (iv) engaged a consultant to assist in the evaluation and documentation of certain financial reporting and disclosure processes throughout the Company and (v) engaged a consultant to assist in a comprehensive and detailed review of certain of the Company’s tax reporting and accounting. In addition, at the request of the Company’s Audit Committee, the Company’s independent auditors performed more extensive procedures with respect to the Company’s interim financial information during 2003 and, based on the auditors’ assessment of the Company’s risk profile, expanded the scope and amount of field work to be performed for certain areas in connection with its audit of the Company for 2003. These actions contributed significantly to the Company identifying additional errors relating to prior periods not reflected in the 2002 Restatement. For a discussion of the individual restatement adjustments and the impact of such adjustments on the Company’s previously issued financial statements, see “Item 1. Restated Financial Statements—Note 2. Restatement of Previously Issued Financial Statements,” above and “Item 8. Financial Statements—Note 2. Restatement of Previously Issued Financial Statements for Years Ended December 31, 2002 and 2001” in the Company’s 2003 Form 10-K.

In connection with their audits of the 2002 Restatement and the Company’s consolidated financial statements for the year ended December 31, 2002, the Company’s independent auditors, PricewaterhouseCoopers LLP (PwC), identified and communicated to the Company and its Audit Committee two “material weaknesses” (as defined under standards established by the American Institute of Certified Public Accountants (AICPA)) relating to the Company’s accounting and public financial reporting of significant matters and to its initial recording and management review and oversight of certain accounting matters. In addition, at that time, PwC identified and communicated to the Company and its Audit Committee a “reportable condition” (as defined under standards established by the AICPA) relating to the Company’s internal controls over its financial reporting for income taxes. In 2003, the Company dedicated substantial resources to improving its controls over its accounting and financial disclosure and reporting, and PwC has not identified material weaknesses in connection with their audit of the 2003 financial statements. In addition, the Company has devoted substantial resources towards remedying the reportable condition in relation to taxes. The Company also retained a consultant to assist in a comprehensive and detailed review of certain aspects of its tax accounting and reporting. The Company examined its financial reporting for taxes in each significant jurisdiction where the Company or one of its subsidiaries was subject to tax. As a result of this review, a number of prior period errors were identified, which are reflected in the 2003 Restatement. In addition, the Company undertook a review to evaluate certain issues that had been raised concerning the manner in which the Company determined its provision for income taxes. The Company has determined that prior to 2000 there were certain inappropriate adjustments to tax contingency reserves made for the improper purpose of recording a provision for income taxes consistent with the Company’s projected effective tax rate. In addition, there may have been inappropriate adjustments in 2001 and 2002. The Company has completed a review and has not been able to determine whether or not any of the errors relating to its tax contingency reserves being corrected in the restatement are related to inappropriate accounting. In connection with the audit of the Company’s consolidated financial statements for the year ended December 31, 2003, PwC has advised the Company and its Audit Committee that the “reportable condition” in the income tax accounting area remains, and the Company expects to complete remediation of this reportable condition by the end of 2004.

Throughout the following Management’s Discussion and Analysis of Financial Condition and Result of Operations, all referenced amounts for prior periods and prior period comparisons reflect the balances and amounts on a restated basis.

Results of Operations

Worldwide sales for the first quarter of 2003 increased 1% to $4,728 million from $4,674 million in 2002. This sales increase resulted from a 5% decrease in volume, a 3% increase due to foreign exchange rate fluctuations and a 3% increase due to changes in selling prices. International sales increased 15%, including a 9% favorable foreign exchange impact, and domestic sales decreased 6%. Sales for the first quarter of 2003 include $255 million of deferred revenue that was reversed and recognized as sales, calculated net of sales discounts, rebates and other adjustments.

Historically, the Company recognized revenue for sales upon shipment of products to its customers. Under GAAP, revenue is recognized when substantially all the risks and rewards of ownership have transferred. In the case of certain transactions, the Company has determined that substantially all the risks and rewards of ownership do not transfer upon shipment for certain incentivized sales to two U.S. wholesalers, Cardinal Health, Inc. (Cardinal) and McKesson Corporation (McKesson) and, accordingly, such sales should be accounted for using the consignment model.

Under the consignment model, the Company does not recognize revenue upon shipment of product. Rather, upon shipment of product the Company invoices the wholesaler, records deferred revenue at gross invoice sales price and classifies the inventory held by the wholesalers as consignment inventory at the Company’s costs of such inventory. The Company recognizes revenue (net of discounts, rebates, estimated sales allowances and accruals for returns) when the consignment inventory is no longer subject to incentive arrangements but not later than when such inventory is sold through to the wholesalers’ customers, on a first-in first-out (FIFO) basis. For additional discussion of the Company’s revenue recognition policy, see “Item 1. Restated Financial Statements—Note 1. Basis of Presentation and New Accounting Standards,” to the consolidated financial statements included in this Form 10-Q/A.

The Company determined that shipments of product to Cardinal and shipments of product to McKesson met the consignment model criteria set forth in the Company’s revenue recognition policy as of July 1, 1999 and July 1, 2000, respectively, and, continued through December 2002 for McKesson and February 2003 for Cardinal. Accordingly, the consignment model was required to be applied to such shipments. All shipments to McKesson in the first quarter of 2003, other than those for the Oncology Therapeutics Network (OTN) business, and all shipments to Cardinal after February 2003 were accounted for as sales upon shipment.

At March 31, 2003 and December 31, 2002, the Company’s aggregate cost of the pharmaceutical products held by Cardinal and McKesson that were accounted for using the consignment model (and, accordingly, were reflected as consignment inventory on the Company’s consolidated balance sheet) was approximately $26 million and $58 million, respectively. The deferred revenue, recorded at gross invoice sales price, related to the inventory of pharmaceutical products accounted for using the consignment model was approximately $174 million and $470 million at March 31, 2003 and December 31, 2002, respectively. The deferred revenue and consignment inventory recorded under the consignment model will continue to be reflected on the Company’s balance sheet until the related products are sold through to the wholesalers’ customers. The sell-through to the wholesalers’ customers was substantially complete by the end of 2003.

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

In April 2002, the Company disclosed a substantial buildup of wholesaler inventories in its U.S. pharmaceuticals business, and developed and subsequently undertook a plan to workdown in an orderly fashion these wholesaler inventory levels. To facilitate an orderly workdown, the Company’s plan included continuing to offer sales incentives, at reduced levels, to certain wholesalers. With respect to McKesson and Cardinal, the Company entered into agreements for an orderly workdown that provided for these wholesalers to make specified levels of purchases and for the Company to offer specified levels of incentives through the first quarter of 2003 for McKesson and the third quarter of 2003 for Cardinal. The orderly workdown of inventories of its pharmaceutical products held by all U.S. pharmaceuticals wholesalers was substantially completed at the end of 2003.

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

Earnings from continuing operations before minority interest and income taxes decreased 9% to $1,163 million in 2003 from $1,272 million in 2002 primarily as a result of increases in cost of products sold due to a change in product mix and increased advertising and promotion spending on in-line products. Net earnings from continuing operations in 2003 decreased 7% to $792 million compared to $853 million in 2002. The effective income tax rate on earnings from continuing operations, before minority interest and income taxes increased to 27.2% in 2003 from 26.3% in 2002. In 2003, basic earnings per share from continuing operations decreased 7% to $.41 from $.44 in 2002, while diluted earnings per share decreased 5% to $.41 from $.43 in 2002. Basic and diluted average shares outstanding for the first quarter were 1,936 million and 1,940 million, respectively, in 2003 compared to 1,935 million and 1,952 million, respectively, in 2002.

Business Segments

Pharmaceuticals

Sales for the Pharmaceuticals segment in the three months ended March 31, 2003 decreased 2% (foreign exchange had a 4% favorable impact) to $3,365 million from $3,442 million in 2002. Domestic pharmaceutical sales decreased 11% to $1,914 million in 2003 from $2,161 million in 2002, primarily due to generic competition for GLUCOPHAGE*IR and TAXOL®. U.S. sales for GLUCOPHAGE*IR and TAXOL® were $51 million in the first quarter of 2003 as compared to $211 million in 2002. Domestic pharmaceutical sales were also impacted by the buildup, in the fourth quarter of 2002, of inventory levels at those U.S. wholesalers not accounted for under the consignment model and the subsequent workdown and lower sales of PLAVIX*.

International sales for the Pharmaceuticals segment increased 13% to $1,451 million in 2003, including a 10% favorable effect of foreign exchange, from $1,281 million in 2002. Sales in Europe increased 14%, including a 15% favorable effect of foreign exchange. Strong growth in PRAVACHOL, AVAPRO* and PLAVIX* were offset by lower demand for VIDEX, ZERIT and CAPTOPRIL as well as price declines in Italy and the U.K. Japan realized sales growth of 16%, including a 10% favorable effect of foreign exchange, led by growth in TAXOL® sales.

Sales of selected products in the first quarter of 2003 were as follows:

•	Worldwide sales of PRAVACHOL, the Company’s cholesterol-lowering agent, increased 13%, including a 7% favorable foreign exchange impact, to $613 million in 2003, largely due to stronger sales in Europe.

•	Sales of PLAVIX*, a platelet aggregation inhibitor, declined 11% (foreign exchange had a 2% favorable impact) to $408 million in 2003 from $461 million in 2002. Domestic sales of PLAVIX* declined 18% to $335 million. Sales of AVAPRO* increased 26% (foreign exchange had a 4% favorable impact) to $175 million in 2003. PLAVIX* and AVAPRO* are cardiovascular products launched from the alliance between the Company and Sanofi-Synthelabo.

•	PLAVIX* sales at the end of 2002 increased due, in part, to purchasing by some domestic wholesalers in anticipation of a January 2003 price increase. Consequently, there was a decline in first quarter 2003 PLAVIX* sales in the United States The Company estimates that domestic prescription demand for PLAVIX* grew approximately 30% in the first quarter 2003 compared to the first quarter 2002. Given continued strong prescription demand and fluctuations in buying patterns of wholesalers, the full year 2003 reported sales of PLAVIX* were largely in line with overall prescription growth and wholesaler inventory levels at the end of 2003 and were approximately the same as at the end of 2002. In addition, the first quarter year-on-year comparison is not a fully valid measure of PLAVIX* domestic performance because the inventory workdown for PLAVIX* did not begin until the second quarter of 2002.

•	Sales of TAXOL® and PARAPLATIN, the Company’s leading anti-cancer agents, were each $209 million. International sales of TAXOL® increased 23%, including favorable foreign exchange effect of 15%, to $192 million, led by strong sales growth in Japan, while domestic sales decreased 73% to $17 million, due to generic competition. PARAPLATIN sales increased by 29% driven by sales in the United States.

•	Sales of SUSTIVA, an anti-retroviral agent, increased 18% (foreign exchange had a 5% favorable impact) to $150 million in 2003.

•	Sales of ZERIT, an antiretroviral agent, were $115 million in 2003, a decrease of 1% (foreign exchange had a 5% favorable impact).

•	Sales of the GLUCOPHAGE* franchise decreased 14% to $247 million. GLUCOPHAGE*IR sales decreased 75% to $37 million, while GLUCOVANCE* sales grew 89% to $108 million, and GLUCOPHAGE*XR Extended Release tablets sales grew 28% to $101 million. In April 2003, the Company announced that the U.S. Food and Drug Administration (FDA) approved the GLUCOPHAGE* XR (metformin HCI extended release tablets) 750 mg tablet. GLUCOPHAGE*XR 750 mg was developed to provide physicians with an additional option to make titration to higher doses more convenient, when needed and appropriate.

•	Recorded alliance revenue for ABILIFY* for the first three months of 2003 was $37 million. The schizophrenia agent was introduced in the United States in November 2002 and has achieved a 4% weekly new prescription share of the U.S. antipsychotic market. Bristol-Myers Squibb and its partner, Otsuka Pharmaceutical, Ltd. received approval for a Supplemental New Drug Application for the use of ABILIFY* in the long-term treatment of schizophrenia. A filing for the use of ABILIFY* for the treatment of acute mania in patients with bipolar disorder was submitted to the FDA.

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

	Three Months Ended March 31, 2003		Three Months Ended March 31, 2002
	% Change in U.S. Net Sales (Restated)(a)	% Change in Total U.S. Prescriptions(b)	% Change in U.S. Net Sales (Restated)(a)	% Change in Total U.S. Prescriptions(b)
	(unaudited)
PRAVACHOL	3	—	2	10
PLAVIX*	(18)	30	79	39
AVAPRO/AVALIDE*	18	15	22	10
ZERIT	2	(21)	(20)	(13)
SUSTIVA	7	20	—	4
GLUCOVANCE*	91	9	22	110
GLUCOPHAGE*XR	28	6	**	**
VIDEX/VIDEX EC	(3)	5	42	8

**	In Excess of 200%.
(a)	Reflects change in net sales in dollar terms, including change in average selling prices and wholesaler buying patterns.
(b)	Reflects change in total prescriptions in unit terms, based on third-party data.

Earnings before minority interest and income taxes for the Pharmaceuticals segment declined to $1,024 million in the first quarter of 2003 from $1,136 million in 2002. The decline in earnings before minority interest and income taxes is primarily the result of generic competition, the buildup in the prior period of inventory levels at those U.S. wholesalers not accounted for under the consignment model and the subsequent workdown, and higher cost of products sold due to a change in product mix and increased advertising and promotion spending on in-line products.

Oncology Therapeutics Network

Sales by OTN, a specialty distributor of anticancer medicines and related products, increased 27% to $520 million in 2003 from $411 million in 2002.

Earnings before minority interest and income taxes decreased to $3 million in 2003 from $5 million in 2002.

Nutritionals

Sales for the Nutritionals segment were $458 million for the three months ended March 31, 2003, which is consistent with the three months ended March 31, 2002 (foreign exchange had a 1% unfavorable impact). International sales increased 7% (foreign exchange had a 3% unfavorable impact) and U.S. sales decreased 6%. Mead Johnson continues to be the leader in the U.S. infant formula market. ENFAMIL, the Company’s largest-selling infant formula, had sales of $165 million, a decrease of 8% from the prior year. Sales of ENFAGROW, a children’s nutritional supplement, increased 58% to $41 million.

Earnings before minority interest and income taxes for the Nutritionals segment decreased to $100 million in 2003 from $143 million in 2002 primarily due to a decrease in infant formula sales in the United States and the discontinuance of a copromotion arrangement for CEFZIL with the Pharmaceuticals segment.

Other Healthcare

Sales in the Other Healthcare segment increased 6% (foreign exchange had a 5% favorable impact) to $385 million. The Other Healthcare segment is comprised of the ConvaTec, Medical Imaging and Consumer Medicines (United States and Japan) businesses.

•	ConvaTec sales for the three months ended March 31, 2003 increased 5%, including an 8% favorable impact from foreign exchange, to $181 million. Sales of ostomy products increased 5% to $111 million compared to prior year sales of $106 million, while sales of modern wound care products increased 6% to $68 million.

•	Medical Imaging sales for the three months ended March 31, 2003, increased 13%, including a 1% favorable impact from foreign exchange, to $121 million. The increase in Medical Imaging sales was primarily due to a 15% increase in CARDIOLITE sales to $75 million in 2003 from $65 million in 2002.

•	Consumer Medicines sales for the three months ended March 31, 2003 decreased 1% to $83 million, including a 3% favorable impact of foreign exchange, primarily due to lower U.S. sales of EXCEDRIN and KERI products.

Earnings before minority interest and income taxes for the Other Healthcare segment decreased to $74 million in 2003 from $98 million in 2002 primarily as a result of a decline in sales and increased advertising for EXCEDRIN QUICKTABS in the Consumer Medicines business.

Expenses

Total expenses for the three months ended March 31, 2003, as a percentage of sales, increased to 75.4% from 72.8% in 2002. During the first quarters of 2003 and 2002, the Company recorded several significant items that affected the comparability of the results of the periods presented herein:

	Three Months Ended March 31,
	Restated 2003	Restated 2002
	(unaudited, dollars in millions)
Litigation charge, net (1)	$(21)	$90
Restructuring and other items (2)	26	(1)
Acquired in-process research and development	—	160
Gain on sales of businesses/produce lines	—	(30)

	5	219
Income taxes/ (benefit) on items above	2	(83)

	$7	$136

(1)	In 2003, the Company recognized $21 million in pre-tax income from the settlement of antitrust litigation involving vitamins manufacturers.
(2)	Restructuring and other items consist of the following:

Three Months Ended March 31, 2003 (restated)

	Cost of Products Sold	Provision for Restructuring and Other	Total
	(dollars in millions)
Asset impairment charges	$10	$—	$10
Accelerated depreciation of assets	4	—	4
Termination benefits and other exit costs	—	12	12

	$14	$12	$26

For additional information, see “Item 1. Restated Financial Statements—Note 3. Restructuring and Other Items,” “—Note 7. Alliances and Investments,” “—Note 8. Divestitures and Discontinued Operations” and “—Note 11. Legal Proceedings and Contingencies,” to the consolidated financial statements included in this Form 10-Q/A.

Cost of products sold, as a percentage of sales, increased to 36.1% in 2003 from 32.3% in 2002. This increase is primarily due to increased sales of lower margin products from OTN and a decline in higher margin GLUCOPHAGE* IR and TAXOL® sales due to the continuing impact of generic competition in the United States. In 2003, cost of products sold included a $10 million charge for asset impairment and $4 million of accelerated depreciation of assets in manufacturing facilities in North America expected to be closed by the end of 2006.

Marketing, selling, and administrative expenses increased 19% to $1,100 million in 2003 from $924 million in 2002. As a percentage of sales, marketing, selling and administrative expenses increased to 23.3% in the first quarter of 2003 from 19.8% in 2002. This increase is primarily due to the additional sales representatives in the Pharmaceuticals segment supporting ABILIFY*, PRAVACHOL and AVAPRO*.

Expenditures for advertising and promotion in support of new and existing products increased 33% to $315 million in 2003 from $236 million in 2002, primarily as a result of new promotional support for ABILIFY* and increased support for PRAVACHOL.

Research and development expenditures decreased 4% to $475 million in 2003 from $497 million in 2002. Pharmaceutical research and development spending decreased 7% from the prior year and, as a percentage of pharmaceutical sales, was 13.3% in the first quarter of 2003 and 14.0% in the first quarter of 2002. This decline is largely due to the timing of clinical trials and reductions in discovery spending, including the closure of a discovery facility in Wilmington, Delaware. Research and development spending levels for the full-year 2003 were comparable to 2002 spending levels.

Restructuring programs were implemented in the first quarter of 2003 to downsize and streamline worldwide manufacturing operations. The programs include costs for the termination of approximately 340 manufacturing employees in the Pharmaceuticals segment. As a result of these actions, the Company expects the annual benefit to earnings from continuing operations before minority interest and income taxes to be approximately $28 million in future periods. For additional information on restructuring, see “Item 1. Restated Financial Statements—Note 3. Restructuring and Other Items.”

Litigation income of $21 million was from the settlement of anti-trust litigation involving vitamin manufacturers in 2003, compared to $90 million of expense related to BUSPAR settlements in 2002. For additional information on litigation, see “Item 1. Restated Financial Statements—Note 11. Legal Proceedings and Contingencies.”

Equity in net income of affiliates for the first three months of 2003 and 2002 was $22 million and $29 million, respectively. Equity in net income of affiliates principally related to the Company’s joint venture with Sanofi and investment in ImClone. In 2003, the decrease in equity in net income of affiliates primarily reflects the loss on investment in ImClone partially offset by higher net income in the Sanofi joint venture. For additional information on equity in net income of affiliates, see “Item 1. Restated Financial Statements—Note 7. Alliances and Investments.”

Other (income)/expense, net was $3 million of income in the first quarter of 2003 compared to $47 million of expense in the first quarter of 2002. Other (income)/expense, net primarily includes net interest expense, interest income, foreign exchange gains and losses, royalty income, and gains and losses on disposal of property, plant and equipment.

The effective income tax rate on earnings from continuing operations before minority interest and income taxes was 27.2% compared with 26.3% in 2002.

Developments

For a discussion of the Company’s recent developments through the filing on March 15, 2004 of the Company’s 2003 Form 10-K, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Developments” in the Company’s 2003 Form 10-K. This Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 2003 has not been updated to reflect any events or developments occurring subsequent to March 15, 2004.

Financial Position

Cash, cash equivalents and marketable securities totaled approximately $4.3 billion at March 31, 2003 as compared to $4.0 billion at December 31, 2002. The Company continues to maintain a high level of working capital, which was $2.1 billion at March 31, 2003, increasing from $1.6 billion at December 31, 2002. Approximately $3.8 billion of such cash, cash equivalents and marketable securities was held by the Company’s foreign subsidiaries, which the Company does not expect to repatriate in the foreseeable future. Repatriation to the United States would require additional tax provisions not reflected in the consolidated financial statements. Due to the complexities in the tax laws and the assumptions that would have to be made, it is not practicable to estimate the amounts of the income taxes that would have to be provided.

Cash and cash equivalents at March 31, 2003 primarily consisted of U.S. dollar denominated bank deposits with an original maturity of three months or less. Marketable securities at March 31, 2003 primarily consisted of U.S. dollar denominated floating rate instruments with a ‘AAA/aaa’ credit rating. Due to the nature of these instruments, the Company considers it reasonable to expect that their fair market values will not be significantly impacted by a change in interest rates, and that they can be liquidated for cash at short notice.

Short-term borrowings were $2.2 billion at March 31, 2003, compared with $1.4 billion at December 31, 2002, primarily as a result of the issuance of commercial paper.

Long-term debt increased to $6.4 billion at March 31, 2003 from $6.3 billion at December 31, 2002. In April 2003, Moody’s Investors Service reduced the Company’s long-term credit rating from Aa2 to A1. In March 2003, Moody’s confirmed the Prime-1 short-term credit rating for the Company. There has been no change in Standard & Poor’s AA long-term and A-1+ short-term credit rating for the Company.

Net cash provided by operating activities was $160 million in the three months ended March 31, 2003 as compared to net cash used in operating activities of $1,086 million in 2002. The increase in cash provided by operating activities for 2003 is mainly attributable to income tax outflows in 2002 of $1,448 million, primarily related to the payment of taxes on the gain arising from the sale of the Clairol business.

During the three months ended March 31, 2003, the Company did not purchase any of its common stock. During the three months ended March 31, 2002, the Company purchased 1.5 million shares of its common stock at a cost of $67 million.

For each of the three month periods ended March 31, 2003 and 2002, dividends declared per common share were $.28.

For further discussion of the Company’s financial position, liquidity and capital resources through the filing on March 15, 2004 of the Company’s 2003 Form 10-K, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Position, Liquidity and Capital Resources,” in the Company’s 2003 Form 10-K. This Amendment No.1 to the Company’s Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 2003 has not been updated to reflect any events or developments occurring subsequent to March 15, 2004.

Retirement Benefits

For a discussion of the Company’s retirement benefits through the filing on March 15, 2004 of the Company’s 2003 Form 10-K, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2003 Form 10-K. This Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 2003 has not been updated to reflect any events or developments occurring subsequent to March 15, 2004.

Critical Accounting Policies

For a discussion of the Company’s critical accounting policies through the filing on March 15, 2004 of the Company’s 2003 Form 10-K, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2003 Form 10-K. This Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 2003 has not been updated to reflect any events or developments occurring subsequent to March 15, 2004.

Outlook

For a discussion of the Company’s outlook for 2004 through the filing on March 15, 2004 of the Company’s 2003 Form 10-K, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Outlook for 2004” in the Company’s 2003 Form 10-K. This Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 2003 has not been updated to reflect any events or developments occurring subsequent to March 15, 2004.

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

Although it is not possible to predict or identify all factors, they may include but are not limited to the following:

•	New government laws and regulations, such as (i) health care reform initiatives in the United States at the state and federal level and in other countries; (ii) changes in the FDA and foreign regulatory approval processes that may cause delays in approving, or preventing the approval of, new products; (iii) tax changes such as the phasing out of tax benefits heretofore available in the United States and certain foreign countries; (iv) new laws, regulations and judicial decisions affecting pricing or marketing within or across jurisdictions; and (v) changes in intellectual property law.

•	Competitive factors, such as (i) new products developed by competitors that have lower prices or superior performance features or that are otherwise competitive with Bristol-Myers Squibb’s current products; (ii) generic competition as the Company’s products mature and patents expire on products; (iii) technological advances and patents attained by competitors; (iv) problems with licensors, suppliers and distributors; and (v) business combinations among the Company’s competitors or major customers.

•	Difficulties and delays inherent in product development, manufacturing and sale, such as (i) products that may appear promising in development but fail to reach market for any number of reasons, including efficacy or safety concerns, the inability to obtain necessary regulatory approvals and the difficulty or excessive cost to manufacture; (ii) failure of any of our products to achieve or maintain commercial viability; (iii) seizure or recall of products; (iv) the failure to obtain, the imposition of limitations on the use of, or loss of patent and other intellectual property rights; (v) failure of the Company or any of its vendors or suppliers to comply with Current Good Manufacturing Practices and other application regulations and quality assurance guidelines that could lead to temporary manufacturing shutdowns, product shortages and delays in product manufacturing; and (vi) other manufacturing or distribution problems.

•	Legal difficulties, including lawsuits, claims, proceedings and investigations, any of which can preclude or delay commercialization of products or adversely affect operations, profitability, liquidity or financial condition, including (i) intellectual property disputes; (ii) adverse decisions in litigation, including product liability and commercial cases; (iii) the inability to obtain adequate insurance with respect to this type of liability; (iv) recalls of pharmaceutical products or forced closings of manufacturing plants; (v) government investigations including those relating to wholesaler inventory, financial restatement and product pricing and promotion; (vi) claims asserting violations of securities, antitrust, federal and state pricing and other laws; (vii) environmental matters; and (viii) tax liabilities. There can be no assurance that there will not be an increase in scope of these matters or that any future lawsuits, claims, proceedings or investigations will not be material.

•	Increasing pricing pressures worldwide, including rules and practices of managed care groups and institutional and governmental purchasers, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical reimbursement and pricing in general.

•	Fluctuations in buying patterns and inventory levels of major distributors, retail chains and other trade buyers, which may result from seasonality, pricing, wholesaler buying decisions (including the effect of incentives offered), the Company’s wholesaler inventory management policies (including the workdown or other changes in wholesaler inventory levels) or other factors.

•	Greater than expected costs and other difficulties, including unanticipated effects and difficulties of acquisitions, dispositions and other events, including obtaining regulatory approvals in connection with evolving business strategies, legal defense costs, insurance expense, settlement costs and the risk of an adverse decision related to litigation.

•	Changes to advertising and promotional spending and other categories of spending that may affect sales.

•	Changes in product mix that may affect margins.

•	Changes in the Company’s structure, operations, revenues, costs, staffing or efficiency resulting from acquisitions, divestitures, mergers, alliances, restructurings or other strategic initiatives.

•	Economic factors over which the Company has no control such as changes of business and economic conditions including, but not limited to, changes in interest rates and fluctuation of foreign currency exchange rates.

•	Changes in business, political and economic conditions due to political or social instability, military or armed conflict, nationalization of assets, debt or payment moratoriums, other restrictions on commerce, and actual or threatened terrorist attacks in the United States or other parts of the world and related military action.

•	Changes in accounting standards promulgated by the FASB, the SEC or the AICPA, which may require adjustments to financial statements.

•	Capacity, efficiency, reliability, security and potential breakdown, invasion, destruction or interruption of information systems.

•	Reliance of the Company on vendors, partners and other third parties to meet their contractual, regulatory and other obligations in relation to their arrangements with the Company.

•	Results of clinical studies relating to the Company’s or a competitor’s products.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk disclosures as of the date of the original filing have not materially changed from those appearing in the Company’s 2002 Form 10-K. For further discussion of the Company’s market risk through the filing on March 15, 2004 of the Company’s 2003 Form 10-K, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk,” in the Company’s 2003 Form 10-K. This Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 2003 has not been updated to reflect any events or developments occurring subsequent to March 15, 2004.

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

Item 4. CONTROLS AND PROCEDURES

Information pertaining to controls and procedures has been updated for events and developments occurring subsequent to the filing of the original Form 10-Q through the filing on March 15, 2004 of the Company’s 2003 Form 10-K. This Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 2003 has not been updated to reflect any events or developments occurring subsequent to March 15, 2004.

The Company restated its consolidated balance sheet at December 31, 2002, and consolidated statements of earnings, cash flows, and comprehensive income and retained earnings for the years ended December 31, 2002 and 2001, and its financial statements for the first, second and third quarters of 2003, including comparable interim periods in 2002 (the “2003 Restatement”). For a discussion of the individual restatement adjustments and the impact of such adjustments on the Company’s previously issued financial statements, see “Item 1. Restated Financial Statements—Note 2. Restatement of Previously Issued Financial Statements,” above and “Item 8. Financial Statements—Note 2. Restatement of Previously Issued Financial Statements for Years Ended December 31, 2002 and 2001” in the Company’s 2003 Form 10-K. Accordingly, the Company is reporting in this Amendment No. 1 to its Form 10-Q/A for the quarterly period ended March 31, 2003, its most recent evaluation of its disclosure controls and procedures which considered matters relating to the 2003 Restatement.

As of December 31, 2003, the Company carried out an evaluation, under the supervision and with the participation of its chief executive officer and chief financial officer, pursuant to Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended, of the effectiveness of the design and operation of its disclosure controls and procedures.

In making this evaluation, the Company has considered matters relating to the 2003 Restatement including actions taken by the Company within the past year to identify and enhance the effectiveness of its disclosure controls and procedures and internal controls over financial reporting. After completing the 2002 Restatement described below, the Company continued to identify and implement actions to improve the effectiveness of its disclosure controls and procedures and internal controls over financial reporting. In connection with this effort, the Company (i) has substantially strengthened the organization and personnel of the senior financial and control functions, (ii) adopted more rigorous policies and procedures with respect to its balance sheet review process, (iii) focused its internal audit function on financial reporting controls, (iv) engaged a consultant to assist in the evaluation and documentation of certain financial reporting and disclosure processes throughout the Company and (v) engaged a consultant to assist in a comprehensive and detailed review of certain of the Company’s tax reporting and accounting. In addition, at the request of the Company’s Audit Committee, the Company’s independent auditors performed more extensive procedures with respect to the Company’s interim financial information during 2003 and, based on the auditors’ assessment of the Company’s risk profile, expanded the scope and amount of field work to be performed for certain areas in connection with its audit of the Company for 2003. These actions contributed significantly to the Company identifying additional errors relating to prior periods not reflected in the 2002 Restatement.

In March 2003, the Company restated its financial statements for the three years ended December 31, 2001, including the corresponding interim periods, and the first and second quarters of 2002, including comparable prior interim periods in 2001 (the

“2002 Restatement”). In connection with their audits of the 2002 Restatement and the Company’s consolidated financial statements for the year ended December 31, 2002, the Company’s independent auditors, PricewaterhouseCoopers LLP (PwC), identified and communicated to the Company and its Audit Committee two “material weaknesses” (as defined under standards established by the American Institute of Certified Public Accountants (AICPA)) relating to the Company’s accounting and public financial reporting of significant matters and to its initial recording and management review and oversight of certain accounting matters. In addition, at that time, PwC identified and communicated to the Company and its Audit Committee a “reportable condition” (as defined under standards established by the AICPA) relating to the Company’s internal controls over its financial reporting for income taxes. In connection with the audit of the Company’s consolidated financial statements for the year ended December 31, 2003, PwC has advised the Company and its Audit Committee that the “reportable condition” in the income tax accounting area remains. In 2003, the Company dedicated substantial resources to improving its controls over its accounting and financial disclosure and reporting, and PwC has not identified any material weaknesses in connection with their audit of 2003 financial statements. In addition, the Company has devoted substantial resources towards remedying the reportable condition in relation to taxes. The Company’s efforts to strengthen its financial and internal controls continue, and the Company expects to complete remediation of the reportable condition by the end of 2004.

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

PART II—OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Information pertaining to legal proceedings has been updated for events and developments occurring subsequent to the filing of the original Form 10-Q through the filing on March 15, 2004 of the Company’s 2003 Form 10-K and can be found in “Item 1. Restated Financial Statements—Note 11. Legal Proceedings and Contingencies” above. This Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 2003 has not been updated to reflect any events or developments occurring subsequent to March 15, 2004.

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

The terms of the following directors continued after such meeting: Vance D. Coffman, Peter R. Dolan, Ellen V. Futter, Louis V. Gerstner, Jr., Leif Johansson and Louis W. Sullivan M.D.

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

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits (listed by number corresponding to the Exhibit Table of Item 601 in Regulation S-K).

Exhibit Number and Description		Page
10d.	Bristol-Myers Squibb Company Executive Performance Incentive Plan	E-10-1
15	Independent Accountants’ Awareness Letter	E-15-1
31a	Section 302 Certification Letter	E-31-1
31b	Section 302 Certification Letter	E-31-2
32a	Section 906 Certification Letter	E-32-1
32b	Section 906 Certification Letter	E-32-2

b)	Reports on Form 8-K

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

On March 11, 2003, the Registrant filed a Form 8-K in connection with the release of the results of the restatement of its financial statements and 2002 full-year results. Attached as an exhibit to such Form 8-K is its press release dated March 10, 2003.

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

BRISTOL-MYERS SQUIBB COMPANY (REGISTRANT)

Date: March 31, 2004	By:	/s/ Peter R. Dolan Peter R. Dolan Chairman of the Board and Chief Executive Officer

Date: March 31, 2004	By:	/s/ Andrew R. J. Bonfield Andrew R. J. Bonfield Senior Vice President and Chief Financial Officer