Form 10-Q/A
period 2003-06-30
BRISTOL MYERS SQUIBB CO
filed 2004-03-31
CIK 14272

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

Explanatory Note

This Amendment No. 1 to Bristol-Myers Squibb Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 includes unaudited restated consolidated financial statements as of June 30, 2003 and December 31, 2002 and for the three and six months ended June 30, 2003 and 2002. The accompanying restated consolidated financial statements and supplementary data, including the notes to the accompanying restated consolidated financial statements, have been revised to reflect primarily the restatement, the addition of the Oncology Therapeutics Network as a separate business segment, disclosures of a milestone payment under the ImClone alliance and changes in legal proceedings and contingencies occurring subsequent to the filing of the original Form 10-Q for the period ended June 30, 2003.

Bristol-Myers Squibb Company (the Company) has restated, by means of its Annual Report on Form 10-K for the year ended December 31, 2003 (2003 Form 10-K), its consolidated balance sheet at December 31, 2002, and consolidated statements of earnings, cash flows and comprehensive income and retained earnings for the years ended December 31, 2002 and 2001. The restatement affected periods prior to 2001. Note 2 included in the 2003 Form 10-K shows the impact of the restatement adjustments to retained earnings as of January 1, 2001, to reflect the impact of the restatement on periods prior to 2001. For information on the impact of the restatement on the years 2000 and 1999, reference is made to the Company’s 2003 Form 10-K, “Item 6. Selected Financial Data.” In addition, the restatement impacts the first three quarters of 2003. The restated amounts for the first and third quarters of 2003 and the comparable interim periods in 2002 are presented in the Company’s Quarterly Reports on Form 10-Q/A for the quarterly periods ended March 31, 2003 and September 30, 2003.

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

The restatement adjustments increased the Company’s net earnings and diluted earnings per share for the three and six months ended June 30, 2003 by approximately $24 million or $0.01 per share and $55 million or $0.03 per share, respectively, and increased (decreased) net earnings for the three and six months ended June 30, 2002 by approximately ($2) million and $9 million respectively, with no impact on diluted earnings per share.

The restatement adjustment to the Company’s consolidated balance sheet decreased the amount of cash and cash equivalents at December 31, 2002 and June 30, 2003 by approximately $1.6 billion and $2.0 billion, respectively and increased marketable securities in each case by the same amount. The restatement adjustment to the statement of cash flows increased (decreased) the amount of net cash used in investing activities for the six months ended June 30, 2003 and 2002 by approximately $0.4 billion and $(0.4) billion, respectively.

For further discussion, see the Company’s 2003 Form 10-K, “Item 8. Financial Statements—Note 2. Restatement of Previously Issued Financial Statements for Years Ended December 31, 2002 and 2001,” which discloses the nature of the restatement adjustments and shows the impact of the restatement adjustments on net earnings and the provision for income taxes, the impact of the income tax restatement adjustments on the consolidated balance sheet at December 31, 2002 and the cumulative impact of the adjustments on a condensed statement of earnings and condensed balance sheet for each annual period on a restated basis.

This Form 10-Q/A amends and restates Items 1, 2, and 4 of Part I and Items 1 and 6 of Part II of the original Form 10-Q, and no other information included in the original Form 10-Q is amended hereby. The explanatory caption at the beginning of each item of this Form 10-Q/A sets forth the nature of the revisions to that item.

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

For a discussion of events and developments subsequent to June 30, 2003 through the filing on March 15, 2004 of the Company’s 2003 Form 10-K, see the Company’s Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2003 and the Company’s 2003 Form 10-K. This Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2003 has not been updated to reflect any events or developments occurring subsequent to March 15, 2004.

BRISTOL-MYERS SQUIBB COMPANY

INDEX TO FORM 10-Q/A

JUNE 30, 2003

PART I—FINANCIAL INFORMATION

Item 1. RESTATED FINANCIAL STATEMENTS

The restated consolidated financial statements and supplementary data, including the notes to the restated consolidated financial statements, set forth in this Item 1, have been revised to reflect the restatement occurring subsequent to the filing of the original Form 10-Q.

BRISTOL-MYERS SQUIBB COMPANY

RESTATED CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	Restated June 30, 2003	Restated December 31, 2002
	(dollars in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$2,342	$2,367
Marketable securities	2,079	1,622
Receivables, net of allowances $169 and $129	3,210	2,968
Inventories:
Finished goods	974	918
Work in process	567	416
Raw and packaging materials	171	216
Consignment inventory	17	58

Total Inventories	1,729	1,608
Prepaid expenses	1,355	1,495

Total Current Assets	10,715	10,060

Property, plant and equipment	9,034	8,706
Less: Accumulated depreciation	3,605	3,372

	5,429	5,334

Goodwill	4,836	4,836
Other intangible assets, net	1,826	1,904
Other assets	3,226	2,888

Total Assets	$26,032	$25,022

LIABILITIES
Current Liabilities:
Short-term borrowings	$1,902	$1,379
Accounts payable	1,828	1,551
Accrued expenses	2,631	2,537
Accrued rebates and returns	904	883
U.S. and foreign income taxes payable	733	525
Dividends payable	543	542
Accrued litigation liabilities	14	600
Deferred revenue on consigned inventory	110	470

Total Current Liabilities	8,665	8,487
Other liabilities	1,532	1,518
Long-term debt	6,422	6,261

Total Liabilities	16,619	16,266

Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, $2 convertible series:
Authorized 10 million shares; issued and outstanding 8,248 in 2003 and 8,308 in 2002, liquidation value of $50 per share	—	—
Common stock, par value of $.10 per share:
Authorized 4.5 billion shares; issued 2,200,901,569 in 2003 and 2,200,823,544 in 2002	220	220
Capital in excess of par value of stock	2,476	2,491
Restricted stock	(49)	(52)
Other accumulated comprehensive loss	(880)	(904)
Retained earnings	19,113	18,503

	20,880	20,258
Less cost of treasury stock—262,301,264 common shares in 2003 and 263,994,580 in 2002	11,467	11,502

Total Stockholders’ Equity	9,413	8,756

Total Liabilities and Stockholders’ Equity	$26,032	$25,022

The accompanying notes are an integral part of these financial statements.

BRISTOL-MYERS SQUIBB COMPANY

RESTATED CONSOLIDATED STATEMENT OF EARNINGS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	Restated 2003	Restated 2002	Restated 2003	Restated 2002
	(in millions, except per share data)
EARNINGS
Net Sales	$5,129	$4,097	$9,857	$8,771

Cost of products sold	1,852	1,480	3,561	2,988
Marketing, selling and administrative	1,147	1,016	2,247	1,940
Advertising and product promotion	354	301	669	537
Research and development	524	515	999	1,012
Acquired in-process research and development	—	—	—	160
Gain on sales of businesses/product lines	—	—	—	(30)
Provision for restructuring and other items, net	(7)	2	5	1
Litigation (income)/charge, net	(41)	—	(62)	90
Equity in net income of affiliates	(48)	(3)	(70)	(32)
Other expense, net	101	41	98	88

	3,882	3,352	7,447	6,754

Earnings from Continuing Operations Before Minority Interest and Income Taxes	1,247	745	2,410	2,017
Provision for income taxes	262	206	578	540
Minority interest, net of taxes	83	62	138	147

Earnings from Continuing Operations	902	477	1,694	1,330
Discontinued Operations:
Net gain on disposal	—	—	—	14

Net Earnings	$902	$477	$1,694	$1,344

Earnings Per Common Share
Basic
Earnings from Continuing Operations	$.47	$.25	$.88	$.69
Discontinued Operations:
Net gain on disposal	—	—	—	.01

Net Earnings	$.47	$.25	$.88	$.70

Diluted
Earnings from Continuing Operations	$.46	$.25	$.87	$.68
Discontinued Operations:
Net gain on disposal	—	—	—	.01

Net Earnings	$.46	$.25	$.87	$.69

Average Common Shares Outstanding
Basic	1,937	1,937	1,936	1,936
Diluted	1,942	1,944	1,941	1,946
Dividends declared per Common Share	$.28	$.28	$.56	$.56

The accompanying notes are an integral part of these financial statements.

BRISTOL-MYERS SQUIBB COMPANY

RESTATED CONSOLIDATED STATEMENT OF

COMPREHENSIVE INCOME AND RETAINED EARNINGS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	Restated 2003	Restated 2002	Restated 2003	Restated 2002
	(dollars in millions)
COMPREHENSIVE INCOME
Net Earnings	$902	$477	$1,694	$1,344
Other Comprehensive Income (Loss):
Foreign currency translation, net of tax expense of $140 and $6 for the three months ended June 30, 2003 and 2002, respectively; and net of tax expense of $54 and tax benefit of $4 for the six months ended June 30, 2003 and 2002, respectively	(19)	38	130	3
Increase in market value of investments, net of tax expense of $2 and $1 for the three and six months ended June 30, 2003, respectively	7	—	5	—
Deferred losses on derivatives qualifying as hedges, net of tax benefit of $38 and $8 for the three months ended June 30, 2003 and 2002, respectively; and net of tax benefit of $43 and $12 for the six months ended June 30, 2003 and 2002, respectively	(110)	(2)	(111)	(15)

Total Other Comprehensive Income (Loss)	(122)	36	24	(12)

Comprehensive Income	$780	$513	$1,718	$1,332

RETAINED EARNINGS
Retained Earnings, January 1			$18,503	$18,530
Net Earnings			1,694	1,344
Cash dividends declared			(1,084)	(1,085)

Retained Earnings, June 30			$19,113	$18,789

The accompanying notes are an integral part of these financial statements.

BRISTOL-MYERS SQUIBB COMPANY

RESTATED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	Restated 2003	Restated 2002
	(dollars in millions)
Cash Flows From Operating Activities:
Net earnings	$1,694	$1,344
Depreciation	211	212
Amortization	152	149
Litigation charges	16	90
Provision for restructuring and other items, net	20	4
Acquired in-process research and development	—	160
Gain on sales of businesses/product lines (including discontinued operations)	—	(54)
Other operating items	17	(11)
Receivables	(156)	340
Inventories	(42)	(81)
Deferred revenue on consigned inventory	(360)	(550)
Litigation settlement payments, net of receipts	(603)	—
Accounts payable and accrued expenses	344	(541)
Income taxes	12	(1,543)
Product liability	17	(38)
Insurance recoverable	1	34
Pension contribution to the U.S. retirement income plan	—	(150)
Other assets and liabilities	(13)	(47)

Net Cash Provided by (Used In) Operating Activities	1,310	(682)

Cash Flows From Investing Activities:
Proceeds from sales and maturities of marketable securities	10,110	6,006
Purchases of marketable securities	(10,564)	(5,559)
Additions to property, plant and equipment	(337)	(477)
Investment in ImClone	(60)	—
Proceeds from product divestitures	—	88
Business acquisitions (including purchase of trademarks/patents)	(38)	(200)
DuPont acquisition costs and liabilities	(5)	(306)
Other, net	(20)	90

Net Cash Used in Investing Activities	(914)	(358)

Cash Flows From Financing Activities:
Short-term borrowings, net of repayments	568	531
Long-term debt borrowings	53	2
Long-term debt repayments	(2)	(6)
Issuances of common stock under stock plans	19	120
Purchases of treasury stock	—	(117)
Dividends paid	(1,084)	(1,085)

Net Cash Used in Financing Activities	(446)	(555)

Effect of Exchange Rates on Cash	25	—

Decrease in Cash and Cash Equivalents	(25)	(1,595)
Cash and Cash Equivalents at Beginning of Period	2,367	4,552

Cash and Cash Equivalents at End of Period	$2,342	$2,957

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

Note 1. Basis of Presentation and New Accounting Standards

Bristol-Myers Squibb Company (the Company) prepared these unaudited restated consolidated financial statements following the requirements of the Securities and Exchange Commission (SEC) and U.S. generally accepted accounting principles (GAAP) for interim reporting. Under those rules, certain footnotes and other financial information that are normally required by GAAP for annual financial statements can be condensed or omitted. The Company is responsible for the restated consolidated financial statements included in this Form 10-Q/A. These restated consolidated financial statements include all normal and recurring adjustments necessary for a fair presentation of the Company’s financial position at June 30, 2003 and December 31, 2002, the results of its operations for the three and six months ended June 30, 2003 and 2002, and cash flows for the six months ended June 30, 2003 and 2002. For further discussion see “—Note 2. Restatement of Previously Issued Financial Statements,” below. These restated consolidated financial statements and the related notes should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (2003 Form 10-K). PricewaterhouseCoopers LLP (PwC), the Company’s independent accountants, have performed a review of the unaudited restated consolidated financial statements included in this Form 10-Q/A, and their review report thereon accompanies this Form 10-Q/A.

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

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	Restated 2003	Restated 2002	Restated 2003	Restated 2002
	(dollars in millions, except per share data)
Net Earnings:
As reported	$902	$477	$1,694	$1,344
Deduct : Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(45)	(62)	(71)	(107)

Pro forma	$857	$415	$1,623	$1,237

Basic earnings per share:
As reported	$.47	$.25	$.88	$.70
Pro forma	.44	.21	.84	.64

Diluted earnings per share:
As reported	$.46	$.25	$.87	$.69
Pro forma	.44	.21	.84	.64

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). FIN 45 requires a guarantor to recognize a liability at the inception of the guarantee for the fair value of the obligation undertaken in issuing the guarantee and include more detailed disclosure with

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Note 2. Restatement of Previously Issued Financial Statements

The Company has restated its consolidated balance sheet at December 31, 2002, and consolidated statements of earnings, cash flows, and comprehensive income and retained earnings for the year ended December 31, 2002 and for the six months ended June 30, 2003. The restatement affected periods prior to 2002. The impact of the restatement on such prior periods is reflected as an adjustment to retained earnings as of January 1, 2002 for the periods presented herein. The restatement (i) corrects certain of the Company’s historical accounting policies to conform to GAAP and (ii) corrects certain errors made in the application of GAAP. Set forth below are the restatement adjustments included in the restatement of the previously issued financial statements for the six months ended June 30, 2003 and 2002, each of which is an “error” within the meaning of Accounting Principles Board Opinion (APB) No. 20, Accounting Changes.

The following table presents the impact of the restatement adjustments described below on net earnings for the three and six months ended June 30, 2003 and 2002:

	Net Earnings for the Three Months Ended June 30		Net Earnings for the Six Months Ended June 30,
	2003	2002	2003	2002
	(dollars in millions)
As reported	$878	$479	$1,639	$1,335
WIC rebates accrual	84	3	88	2
Goods in transit	(4)	(16)	(3)	(17)
Other net sales adjustments	(16)	(4)	(10)	19
International pension and employee benefit plan accrual	1	—	1	1
Other marketing, selling and administrative adjustments	(25)	(2)	(29)	2
Intercompany foreign exchange gains and losses	(6)	13	38	—
Other restatement items	(3)	2	(11)	2
Adjustments to minority interest, net of taxes	—	(1)	—	(2)
Provision for income taxes	(7)	3	(19)	2

As restated	$902	$477	$1,694	$1,344

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
Restatements:
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

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 2. Restatement of Previously Issued Financial Statements (Continued)

The following table presents the impact of the restatement adjustments described above on the provision for income taxes for the three and six months ended June 30, 2003 and 2002 (dollars in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
			% of Earnings Before Minority Interest and Income Taxes				% of Earnings Before Minority Interest and Income Taxes
	2003	2002	2003	2002	2003	2002	2003	2002
Provision for Income Taxes, as previously reported	$248	$209	21.3%	28.9%	$542	$542	24.2%	27.8%
Other tax items:
U.S.	7	34	(0.2)%	4.2%	12	81	(0.1)%	3.7%
Non-U.S.	7	(37)	(0.1)%	(5.4)%	24	(83)	(0.1)%	(4.7)%

Provision for Income Taxes, as restated	$262	$206	21.0%	27.7%	$578	$540	24.0%	26.8%

The following table presents the impact of the income tax restatement adjustments described above on the Company’s balance sheet at June 30, 2003 and December 31, 2002 (dollars in millions):

	June 30, 2003		December 31, 2002
	Contingency Reserves	Other Tax Items	Contingency Reserves	Other Tax Items
Assets:
Prepaid expenses, current	$—	$(18)	$—	$18
Other assets, non-current	—	—	—	92

Liabilities:
U.S. and foreign income taxes payable	$—	$(1)	$(80)	$122
Other liabilities, non-current	—	—	49	(27)

Adjustments to Cash and Cash Equivalents Classification

The Company has determined that certain investments under its cash management program were erroneously classified as cash equivalents on its consolidated balance sheet at June 30, 2003 and December 31, 2002, and statement of cash flows for the six months ended June 30, 2003 and 2002, respectively. Although the Company believes these investments are highly liquid, because the maturities for these investments exceeded three months, the previous presentation in cash and cash equivalents was an error and the Company has restated prior periods to present these investments as marketable securities. The restatement adjustment to the Company’s consolidated balance sheets at June 30, 2003 and December 31, 2002 decreased the amount of cash and cash equivalents by approximately $2.0 billion and $1.6 billion, respectively. The restatement adjustment to statements of cash flows increased (decreased) the amount of net cash used in investing activities for the six months ended June 30, 2003 and 2002 by approximately $0.4 billion and $(0.4) billion, respectively.

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 2. Restatement of Previously Issued Financial Statements (Continued)

Adjustments to Other Expense, Net Classification

The table below presents the restatement charges (credits) for certain amounts that had been classified in error and have been reclassified as part of the restatement from other expense, net to the appropriate line item in the consolidated statement of earnings for the three and six months ended June 30, 2003 and 2002:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(dollars in millions)
Total adjustments to Other expense, net	$(82)	$(72)	$(145)	$(77)

Net Sales:
Rebate accrual adjustment	$—	$10	$—	$18

Cost of Products Sold:
Royalty expense	$9	$13	$17	$27
Product liability expense	38	—	38	—
Other, net(a)	11	5	24	(3)

	$58	$18	$79	$24

Marketing, Selling and Administrative:
Amortization of capitalized software	$18	$6	$28	$12
Restricted stock grant amortization	6	4	12	9
Other, net(a)	2	21	6	7

	$26	$31	$46	$28

Advertising and Product Promotion:
Other, net(a)	$—	$—	$—	$(4)

Research and Development:
Other, net(a)	$(5)	$(10)	$(6)	$(13)

Equity in Net Income of Affiliates:
ImClone - share in losses	$3	$23	$26	$24

(a)	Certain items included in “Other, net”, are reclassifications of amounts that are not “errors” within the meaning of APB Opinion No. 20, Accounting Changes, but rather are amounts that have been reclassified to conform to the current year presentation.

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 2. Restatement of Previously Issued Financial Statements (Continued)

The following table presents the impact of the restatement adjustments on the Company’s previously reported results for the three and six months ended June 30, 2003 and 2002 on a condensed basis:

	Three Months Ended June 30, 2003		Three Months Ended June 30, 2002		Six Months Ended June 30, 2003		Six Months Ended June 30, 2002
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
	(dollars in millions, except per share data)
STATEMENT OF EARNINGS:
Net sales	$5,052	$5,129	$4,127	$4,097	$9,763	$9,857	$8,788	$8,771
Total Costs and Expenses	3,887	3,882	3,403	3,352	7,523	7,447	6,836	6,754

Earnings from Continuing Operations	$878	$902	$479	$477	$1,639	$1,694	$1,321	$1,330
Discontinued Operations:
Net gain on disposal	—	—	—	—	—	—	14	14

Net Earnings	$878	$902	$479	$477	$1,639	$1,694	$1,335	$1,344

Basic Earnings per Common Share
Continuing Operations	$.45	$.47	$.25	$.25	$.85	$.88	$.68	$.69
Discontinued Operations:
Net gain on disposal	—	—	—	—	—	—	.01	.01

Net Earnings	$.45	$.47	$.25	$.25	$.85	$.88	$.69	$.70

Diluted Earnings per Common Share
Continuing Operations	$.45	$.46	$.25	$.25	$.84	$.87	$.68	$.68
Discontinued Operations:
Net gain on disposal	—	—	—	—	—	—	.01	.01

Net Earnings	$.45	$.46	$.25	$.25	$.84	$.87	$.69	$.69

	June 30, 2003		December 31, 2002
	As Previously Reported	As Restated	As Previously Reported	As Restated
	(dollars in millions)
BALANCE SHEET:

ASSETS
Current Assets:
Cash and cash equivalents	$4,307	$2,342	$3,978	$2,367
Marketable securities	114	2,079	11	1,622
Other current assets	6,238	6,294	5,986	6,071

Total Current Assets	10,659	10,715	9,975	10,060

Other Assets	15,257	15,317	14,899	14,962

Total Assets	$25,916	$26,032	$24,874	$25,022

LIABILITIES
Current liabilities	$8,430	$8,665	$8,220	$8,487
Other liabilities	1,450	1,532	1,426	1,518
Long-term debt	6,422	6,422	6,261	6,261

Total Liabilities	16,302	16,619	15,907	16,266

STOCKHOLDERS’ EQUITY	9,614	9,413	8,967	8,756

Total Liabilities and Stockholders’ Equity	$25,916	$26,032	$24,874	$25,022

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 3. Restructuring and Other Items

In the second quarter of 2003, the Company recorded $25 million of pre-tax charges related to the rationalization of manufacturing facilities, and $4 million related to relocation expenses. The charges related to the rationalization of its manufacturing facilities include $13 million related to termination benefits for workforce reductions of approximately 430 manufacturing employees in the Pharmaceutical segment and downsizing and streamlining of worldwide manufacturing operations, $10 million of accelerated depreciation for certain manufacturing facilities in North America expected to be closed by the end of 2006 recorded in cost of products sold, $1 million for asset impairments recorded in cost of products sold and $1 million for retention benefits. The charge of $25 million was offset by an adjustment to prior period restructuring reserves of $24 million due to higher than anticipated recovery on assets previously written off as restructuring, and a reduction of estimated separation expenses. In addition, the Company recorded $1 million of income related to a reduction of estimated divestiture liabilities.

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

In the second quarter of 2002, the Company recorded a pre-tax charge of $57 million related to termination benefits for workforce reductions and downsizing and streamlining of worldwide operations. Of this charge, $30 million related to employee termination benefits for approximately 540 employees. The remaining $27 million related to asset write-downs for the closure of a manufacturing facility in Puerto Rico and other related expenses. Severance actions resulted from efforts to rationalize and consolidate manufacturing and downsize and streamline operations. In addition, $2 million of inventory associated with the plans described above was included in cost of products sold. The $57 million charge was offset by an adjustment to prior period restructuring liabilities of $47 million due to higher than anticipated proceeds from the sale of exited businesses and $8 million due to lower than expected separation payments.

In the first quarter of 2002, an adjustment to prior year reserves of $1 million was made to reflect reduced estimates of separation costs.

Restructuring charges and spending against accrued liabilities associated with prior and current actions are as follows:

	Employee Termination Liability	Other Exit Cost Liability	Total
	(dollars in millions)
Balance at December 31, 2001	$243	$41	$284
Charges	71	38	109
Spending	(155)	(29)	(184)
Changes in estimate	(92)	(8)	(100)

Balance at December 31, 2002	67	42	109
Charges	25	—	25
Spending	(39)	(29)	(68)
Changes in estimate	(2)	(1)	(3)

Balance at June 30, 2003 (unaudited)	$51	$12	$63

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

	Three Months Ended June 30,		Six Months Ended June 30,
	Restated 2003	Restated 2002	Restated 2003	Restated 2002
	(in millions, except per share data)
Earnings from Continuing Operations	$902	$477	$1,694	$1,330
Discontinued Operations:
Net gain on disposal	—	—	—	14

Net Earnings	$902	$477	$1,694	$1,344

Basic:
Average Common Shares Outstanding	1,937	1,937	1,936	1,936

Earnings from Continuing Operations	$.47	$.25	$.88	$.69
Discontinued Operations:
Net gain on disposal	—	—	—	.01

Net Earnings	$.47	$.25	$.88	$.70

Diluted:
Average Common Shares Outstanding	1,937	1,937	1,936	1,936
Incremental Shares Outstanding Assuming the Exercise of Dilutive Stock Options	5	7	5	10

	1,942	1,944	1,941	1,946

Earnings from Continuing Operations	$.46	$.25	$.87	$.68
Discontinued Operations:
Net gain on disposal	—	—	—	.01

Net Earnings	$.46	$.25	$.87	$.69

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

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 5. Goodwill

The changes in the carrying amount of goodwill for the year ended December 31, 2002 and the six months ended June 30, 2003, were as follows:

	Pharmaceuticals Segment	Nutritionals Segment	Other Healthcare Segment	Total
	(dollars in millions)
Balance as of December 31, 2001	$4,810	$119	$190	$5,119
Purchase accounting adjustments related to recent acquisitions:
Change in exit cost estimate	(165)	—	—	(165)
Purchase price and allocation adjustments	(117)	(1)	—	(118)

Balance as of December 31, 2002 (restated) and June 30, 2003 (restated)	$4,528	$118	$190	$4,836

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

In the second quarter of 2003 and 2002, the Company recorded $3 million and $23 million, respectively, of net loss for its share of ImClone’s losses. The 2003 amount includes an adjustment of $7 million of income to the $12 million net loss contingency the Company recorded in the first quarter of 2003, related to ImClone’s restatement of 2001 results and final reporting of 2002 full year and 2003 first quarter results. For the six months ended June 30, 2003 and 2002, the Company has recorded a net loss of $26 million and $24 million, respectively, for its share of ImClone’s losses. The Company records its share of the results in equity in net income of affiliates in the consolidated statement of earnings.

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

The Company acts as the operating partner for the territory covering the Americas (principally the United States, Canada, Puerto Rico, and Latin American countries) and Australia and owns the majority financial controlling interest in this territory. As such, the Company consolidates all country partnership results for this territory and records Sanofi’s share of the results as a minority interest expense, net of taxes, amounting to $70 million and $58 million for the three months ended June 30, 2003 and 2002, respectively, and $122 million and $141 million for the six months ended June 30, 2003 and 2002, respectively. For the three months ended June 30, 2003 and 2002, the Company recorded sales in this territory and in comarketing countries (Germany, Italy, Spain and Greece) of $727 million and $576 million, respectively, and $1,310 million and $1,176 million for the six months ended June 30, 2003 and 2002, respectively.

Sanofi acts as the operating partner for the territory covering Europe and Asia and owns the majority financial controlling interest in this territory. In 2003, the Company accounts for the investment in partnership entities in this territory under the equity method and records its equity share of net income in the consolidated statement of earnings. The Company recorded its share of equity earnings in this territory of $51 million and $26 million for the three months ended June 30, 2003 and 2002, respectively, and $96 million and $56 million for the six months ended June 30, 2003 and 2002, respectively.

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 7. Alliances and Investments (Continued)

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

	Three Months Ended June 30,				Six Months Ended June 30,
	Net Sales		Earnings from Continuing Operations Before Minority Interest and Income Taxes		Net Sales		Earnings from Continuing Operations Before Minority Interest and Income Taxes
	(dollars in millions)
	Restated 2003	Restated 2002	Restated 2003	Restated 2002	Restated 2003	Restated 2002	Restated 2003	Restated 2002
Pharmaceuticals	$3,631	$2,794	$1,089	$634	$6,996	$6,236	$2,113	$1,770
Oncology Therapeutics Network	558	463	5	4	1,078	874	8	9
Nutritionals	521	456	144	125	979	914	244	268
Other Healthcare	419	384	109	105	804	747	183	203

Total Segments	5,129	4,097	1,347	868	9,857	8,771	2,548	2,250
Corporate/Other	—	—	(100)	(123)	—	—	(138)	(233)

Continuing Operations	$5,129	$4,097	$1,247	$745	$9,857	$8,771	$2,410	$2,017

Corporate/Other principally consists of interest expense, interest income, certain administrative expenses and allocations to the segments. In the six months ended June 30, 2003, Pharmaceuticals and Corporate/Other include the following items: Pharmaceuticals—$21 million of income from a vitamins litigation settlement, $14 million of accelerated depreciation expense for facilities expected to be closed by the end of 2006, $11 million of asset impairment charges, $4 million of relocation expenses, and $1 million of retention benefits; Corporate/Other—$41 million of income from litigation settlements and the reimbursement of patent defense costs, $1 million of income related to the revision of estimates of certain divestiture liabilities, and $24 million of income related to adjustments of prior period restructuring reserves partially offset by expense of $25 million related to termination benefits for workforce reductions and downsizing and streamlining of worldwide manufacturing operations.

In the six months ended June 30, 2002, Pharmaceuticals and Corporate/Other include the following items: Pharmaceuticals—$160 million of in-process research and development charges related to milestone payments to ImClone; Corporate/Other—$90 million of expense for BUSPAR litigation, an additional $3 million charge of which $2 million is in cost of products sold and a $30 million gain on the sale of two branded products.

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 10. Other Expense, Net

The components of other expense, net are:

	Three Months Ended June 30,		Six Months Ended June 30,
	Restated 2003	Restated 2002	Restated 2003	Restated 2002
	(dollars in millions)
Interest expense	$78	$102	$159	$200
Interest income	(12)	(18)	(32)	(41)
Foreign exchange transaction (gains)/losses	6	(5)	(34)	11
Other, net	29	(38)	5	(82)

Other Expense, net	$101	$41	$98	$88

Interest expense is primarily related to the $5.0 billion debt issuance in conjunction with the DuPont and ImClone transactions. In addition, interest expense was reduced by net interest-rate swap gains of $24 million and $46 million for the three and six months ended June 30, 2003, respectively. Interest income relates primarily to cash, cash equivalents and investments in marketable securities.

Note 11. Legal Proceedings and Contingencies

Information in this Note 11 pertaining to legal proceedings and contingencies has been updated for events and developments occurring subsequent to the filing of the original Form 10-Q through the filing on March 15, 2004 of the Company’s 2003 Form 10-K. This Amendment No.1 to the Company’s Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2003 has not been updated to reflect any events or developments occurring subsequent to March 15, 2004.

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

Note 12. Comprehensive Income (Loss)

	Foreign Currency Translation	Available for Sale Securities	Deferred Loss on Effective Hedges	Minimum Pension Liability Adjustment	Total Other Accumulated Comprehensive Loss
	(dollars in millions)
Balance at December 31, 2002 (restated)	$(724)	$1	$(87)	$(94)	$(904)
Other comprehensive income (loss) (restated)	130	5	(111)	—	24

Balance at June 30, 2003 (restated)	$(594)	$6	$(198)	$(94)	$(880)

Note 13. Income Taxes

The effective income tax rate on earnings from continuing operations before minority interest and income taxes was reduced to 21.0% and 24.0% for the three and six months ended June 30, 2003, respectively, from 27.7% and 26.8% for the three and six months ended June 30, 2002, respectively, due to a revised estimate of the use of foreign tax credits relating mainly to the final implementation of the reorganization of the ownership structure of its non-U.S. subsidiaries as described below.

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

Report of Independent Accountants

To the Board of Directors
and Stockholders of

Bristol-Myers Squibb Company

We have reviewed the accompanying consolidated balance sheet of Bristol-Myers Squibb Company and its subsidiaries as of June 30, 2003, and the consolidated statements of earnings, comprehensive income and retained earnings and of cash flows for each of the six-month periods ended June 30, 2003 and 2002. These financial statements are the responsibility of the Company’s management.

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

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania

August 1, 2003, except as to Notes 2, 9 and 11,

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

Restatement of Previously Issued Financial Statements

Bristol-Myers Squibb Company (the Company) restated its consolidated balance sheet at December 31, 2002, and consolidated statements of earnings, cash flows, and comprehensive income and retained earnings for the years ended December 31, 2002 and 2001, and its financial statements for the first, second and third quarters of 2003, including comparable interim periods in 2002 (the “2003 Restatement”). The restatement affected periods prior to 2001. The impact of the restatement on such prior periods is reflected as an adjustment to retained earnings as of January 1, 2001. The restatement is reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (2003 Form 10-K) and is reported in this Amendment No. 1 to the Company’s Quarterly Report for the quarterly period ended June 30, 2003 and in amendments to the Company’s Quarterly Reports on Form 10-Q/A for the quarterly periods ended March 31, 2003 and September 30, 2003. The 2003 Restatement (i) corrects certain of the Company’s historical accounting policies to conform to U.S. generally accepted accounting principles (GAAP) and (ii) corrects certain errors made in the application of GAAP.

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

In connection with their audits of the 2002 Restatement and the Company’s consolidated financial statements for the year ended December 31, 2002, the Company’s independent auditors, PricewaterhouseCoopers LLP (PwC), identified and communicated to the Company and its Audit Committee two “material weaknesses” (as defined under standards established by the American Institute of Certified Public Accountants(AICPA)) relating to the Company’s accounting and public financial reporting of significant matters and to its initial recording and management review and oversight of certain accounting matters. In addition, at that time, PwC identified and communicated to the Company and its Audit Committee a “reportable condition” (as defined under standards established by the AICPA) relating to the Company’s internal controls over its financial reporting for income taxes. In 2003, the Company dedicated substantial resources to improving its controls over its accounting and financial disclosure and reporting, and PwC has not identified material weaknesses in connection with their audit of the 2003 financial statements. In addition, the Company has devoted substantial resources towards remedying the reportable condition in relation to taxes. The Company also retained a consultant to assist in a comprehensive and detailed review of certain aspects of its tax accounting and reporting. The Company examined its financial reporting for taxes in each significant jurisdiction where the Company or one of its subsidiaries was subject to tax. As a result of this review, a number of prior period errors were identified, which are reflected in the 2003 Restatement. In addition, the Company undertook a review to evaluate certain issues that had been raised concerning the manner in which the Company determined its provision for income taxes. The Company has determined that prior to 2000 there were certain inappropriate adjustments to tax contingency reserves made for the improper purpose of recording a provision for income taxes consistent with the Company’s projected effective tax rate. In addition, there may have been inappropriate adjustments in 2001 and 2002. The Company has completed a review and has not been able to determine whether or not any of the errors relating to its tax contingency reserves being corrected in the restatement are related to inappropriate accounting. In connection with the audit of the Company’s consolidated financial statements for the year ended December 31, 2003, PwC has advised the Company and its Audit Committee that the “reportable condition” in the income tax accounting area remains, and the Company expects to complete remediation of this reportable condition by the end of 2004.

Throughout the following Management’s Discussion and Analysis of Financial Condition and Result of Operations, all referenced amounts for prior periods and prior period comparisons reflect the balances and amounts on a restated basis.

Revenue Recognition Under the Consignment Model

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

The Company determined that shipments of product to Cardinal and shipments of product to McKesson met the consignment model criteria set forth in the Company’s revenue recognition policy as of July 1, 1999 and July 1, 2000, respectively, and, continued through December 2002 for McKesson and February 2003 for Cardinal. Accordingly, the consignment model was required to be applied to such shipments. All shipments to McKesson in the first six months of 2003, other than those for the Oncology Therapeutics Network (OTN) business, and all shipments to Cardinal after February 2003 were accounted for as sales upon shipment.

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

In April 2002, the Company disclosed a substantial buildup of wholesaler inventories in its U.S. pharmaceuticals business, and developed and subsequently undertook a plan to workdown in an orderly fashion these wholesaler inventory levels. To facilitate an orderly workdown, the Company’s plan included continuing to offer sales incentives, at reduced levels, to certain wholesalers. With respect to McKesson and Cardinal, the Company entered into agreements for an orderly workdown that provided for these wholesalers to make specified levels of purchases and for the Company to offer specified levels of incentives through the first quarter of 2003 for McKesson and the third quarter of 2003 for Cardinal. The orderly workdown of inventories of its pharmaceutical products held by all U.S. pharmaceuticals wholesalers was substantially completed at or before the end of 2003.

The Company’s financial results and prior period and quarterly comparisons are affected by the buildup and orderly workdown of wholesaler inventories, as well as the application of the consignment model to certain sales to certain wholesalers. In addition, with respect to sales not accounted for using the consignment model, the Company’s financial results and prior period and quarterly comparisons are affected by fluctuations in the buying patterns of wholesalers, including the effect of incentives offered, and the corresponding changes in inventory levels maintained by these wholesalers. These wholesalers buying patterns and wholesaler inventory levels may not reflect underlying prescriber demand. The Company’s policy is to allow wholesalers to purchase product on a limited basis after a price increase at the pre-increase price. For information on U.S. pharmaceuticals prescriber demand, reference is made to the tables within Business Segments under the Pharmaceuticals sections below, which sets forth a comparison of changes in net sales to the estimated total (both retail and mail order customers) prescription growth for certain of the Company’s U.S. pharmaceutical products for each of the three months and six months ended June 30, 2003 and 2002, respectively.

Three Months Results of Operations

Worldwide sales for the second quarter of 2003 increased 25% to $5,129 million from $4,097 million in 2002. This sales increase resulted from an 18% increase in volume, a 4% increase in foreign exchange and a 3% increase in price. Domestic sales increased 28% for the quarter, primarily as a result of continued strong prescription demand for key brands and the impact from the workdown of non-consignment wholesaler inventory in the second quarter of 2002. International sales increased 21%, including an 11% favorable foreign exchange impact. For the second quarter of 2003, $32 million of deferred revenue was reversed and recognized as sales (calculated net of sales discounts, rebates and other adjustments). The deferred revenue, recorded at gross invoice sales prices, related to the inventory of pharmaceutical products accounted for using the consignment model, was reduced to $110 million at June 30, 2003, compared to $174 million at March 31, 2003. The deferred revenue and consignment inventory recorded under the consignment model will continue to be reflected on the Company’s balance sheet until the related products are sold through to the wholesalers’ customers. The sell-through to the wholesalers’ customers was substantially complete by the end of 2003.

Second quarter 2003 earnings from continuing operations before minority interest and income taxes increased 67% to $1,247 million from $745 million in 2002 primarily as a result of higher sales. Net earnings from continuing operations increased 89% to $902 million in 2003 compared to $477 million in 2002. The effective income tax rate on earnings from continuing operations before minority interest and income taxes decreased to 21.0% in 2003 from 27.7% in 2002. Basic earnings per share from continuing operations increased 88% to $.47 in 2003 from $.25 in 2002. Diluted earnings per share increased 84% to $.46 in 2003 from $.25 in 2002. Basic and diluted average shares outstanding for the second quarter were 1,937 million and 1,942 million, respectively, in 2003 compared to 1,937 million and 1,944 million, respectively, in 2002.

Business Segments

Pharmaceuticals

Sales for the Pharmaceuticals segment in the three months ended June 30, 2003 increased 30%, including a 6% favorable foreign exchange impact, to $3,631 million from $2,794 million in 2002. Domestic pharmaceutical sales increased 39% to $2,049 million in 2003 from $1,475 million in 2002, primarily due to increased sales of PRAVACHOL, PARAPLATIN, SUSTIVA and GLUCOVANCE*, and partly due to the impact on 2002 sales from the workdown of non-consignment wholesaler inventory.

International sales for the Pharmaceuticals segment increased 20% to $1,582 million in 2003, including a 13% favorable foreign exchange impact, from $1,319 million in 2002. Sales in Europe and the Middle East increased 25%, including a 21% favorable foreign exchange impact, as a result of strong growth in PRAVACHOL, TAXOL®, VIDEX and Analgesic products. Japan realized sales growth of 19%, including a 10% favorable foreign exchange impact, led by growth in TAXOL® sales.

Sales of selected products in the second quarter of 2003 were as follows:

•	Alliance revenue for ABILIFY* for the quarter was $65 million. The schizophrenia agent was introduced in the United States in November 2002 and has achieved more than a 5% weekly new prescription share of the U.S. antipsychotic market. The Company also submitted two Supplemental New Drug Applications (sNDA) for ABILIFY during the first half of this year, one for the treatment of schizophrenia/relapse prevention which was approved, and the other for the treatment of acute mania in patients with bipolar disorder. ABILIFY* is being developed and marketed by Bristol-Myers Squibb and its partner Otsuka Pharmaceutical Co., Ltd.

•	Worldwide sales of PRAVACHOL, a cholesterol-lowering agent and the Company’s largest selling product, increased 56%, including a 10% favorable foreign exchange impact, to $698 million. This increase in sales is largely due to the effect of workdown of inventory in the second quarter of 2002.

•	Sales of PLAVIX*, a platelet aggregation inhibitor, increased 31% to $557 million. Sales of AVAPRO/AVALIDE*, an angiotensin II receptor blocker for the treatment of hypertension, increased 13% to $170 million. AVAPRO/AVALIDE* and PLAVIX* are cardiovascular products that were launched from the alliance between Bristol-Myers Squibb and Sanofi-Synthelabo.

•	TAXOL® and PARAPLATIN, the Company’s leading anti-cancer agents, had sales of $248 million and $247 million, respectively. International sales of TAXOL® increased 27%, including favorable foreign exchange of 17%, to $223 million, led by strong sales growth in Japan, while domestic sales decreased 52% to $25 million due to generic competition. PARAPLATIN worldwide sales increased by 44% to $247 million, driven primarily by sales in the United States.

•	Sales of SUSTIVA, an anti-retroviral for the treatment of HIV/AIDS, were $160 million, an increase of 44% over the second quarter of the prior year.

•	Sales of the GLUCOPHAGE* franchise increased 92% to $240 million. This increase in sales is largely due to the effect of workdown of inventory in the second quarter of 2002. GLUCOPHAGE*IR sales were $26 million, while GLUCOVANCE* sales grew 127% to $116 million, and GLUCOPHAGE*XR (Extended Release) tablets sales grew 29% to $102 million.

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

Earnings before minority interest and income taxes for the Pharmaceuticals segment increased to $1,089 million in the second quarter of 2003 from $634 million in 2002 primarily due to higher sales, favorable product mix, partially offset by increased advertising and product promotion spending on existing in-line products as well as spending to support new product launches.

Oncology Therapeutics Network

Sales by OTN, a specialty distributor of anti-cancer medicines and related products, increased 21% to $558 million, from $463 million in 2002.

Earnings before minority interest and income taxes increased to $5 million in 2003 from $4 million in 2002.

Nutritionals

Sales for the Nutritionals segment were $521 million for the three months ended June 30, 2003, an increase of 14%, including a 2% unfavorable foreign exchange impact, from the prior year levels, as international sales increased 11%, including a 4% unfavorable foreign exchange impact, and U.S. sales increased 17%. Mead Johnson continues to be the leader in the U.S. infant formula market. ENFAMIL, the Company’s largest-selling infant formula, had sales of $233 million, an increase of 18% from the prior year. Sales of ENFAGROW, a children’s nutritional supplement, increased 31% to $38 million.

Earnings before minority interest and income taxes for the Nutritionals segment increased to $144 million in 2003 from $125 million in 2002 primarily due to an increase in sales.

Other Healthcare

Sales in the Other Healthcare segment increased 9%, including a 6% favorable foreign exchange impact, to $419 million. The Other Healthcare segment is comprised of the ConvaTec, Medical Imaging and Consumer Medicines (United States and Japan) businesses.

•	ConvaTec sales for the three months ended June 30, 2003 increased 16%, including a 10% favorable foreign exchange impact, to $202 million. Sales of ostomy products increased 15% to $126 million, while sales of modern wound care products increased 16% to $73 million.

•	Medical Imaging sales for the three months ended June 30, 2003, increased 9%, including a 1% favorable foreign exchange impact, to $129 million. The increase in Medical Imaging sales was primarily due to a 12% increase in CARDIOLITE sales to $86 million in 2003 from $77 million in 2002.

•	Consumer Medicines sales for the three months ended June 30, 2003 decreased 4% to $88 million including a 3% favorable foreign exchange impact.

Earnings before minority interest and income taxes for the Other Healthcare segment increased to $109 million in 2003 from $105 million in 2002 primarily due to an increase in sales.

Expenses

Total expenses for the three months ended June 30, 2003, as a percentage of sales, decreased to 75.7% from 81.8% in 2002. During the second quarter of 2003 and 2002, the Company recorded several significant items that affected the comparability of the results of the periods presented herein:

	Three Months Ended June 30,
	Restated 2003	Restated 2002
	(unaudited, dollars in millions)
Litigation settlement income, net(1)	$(41)	$—
Restructuring and other items(2)	4	4

	(37)	4
Income taxes/ (benefit) on items above	16	(2)

	$(21)	$2

(1)	In 2003, the Company recognized $30 million of income for patent defense cost reimbursement and $27 million in litigation settlement income, partially offset by $16 million in TAXOL®/BUSPAR litigation settlement expense.
(2)	Restructuring and other items consist of the following:

Three Months Ended June 30, 2003 (restated)

	Cost of Products Sold	Provision for Restructuring and Other	Total
	(unaudited, dollars in millions)
Accelerated depreciation of assets	$10	$—	$10
Termination benefits and other exit costs	—	13	13
Relocation expenses	—	4	4
Asset impairment charges	1	—	1
Retention benefits	—	1	1
Change in estimates	—	(25)	(25)

	$11	$(7)	$4

Three Months Ended June 30, 2002 (restated)

	Cost of Products Sold	Provision for Restructuring and Other	Total
	(unaudited, dollars in millions)
Termination benefits	$—	$30	$30
Asset write-down and impairment charges	2	27	29
Change in estimates	—	(55)	(55)

	$2	$2	$4

For additional information, see “Item 1. Restated Financial Statements—Note 3. Restructuring and Other Items,” “—Note 7. Alliances and Investments,” “—Note 8. Divestitures and Discontinued Operations” and “—Note 11. Legal Proceedings and Contingencies,” to the consolidated financial statements included in this Form 10-Q/A.

Cost of products sold, as a percentage of sales, was flat year over year at 36.1% in 2003 and 2002. The 2003 cost of products sold included the impact of increased sales of high margin products, such as PRAVACHOL, PLAVIX* and PARAPLATIN, offset by increased sales of lower margin products from OTN. In 2003, cost of products sold includes $10 million of accelerated depreciation of assets in manufacturing facilities in North America expected to be closed by the end of 2006 and a $1 million charge for asset impairment. In 2002, cost of products sold included $2 million of inventory write-offs associated with the shutdown of a manufacturing facility in Puerto Rico.

As a percentage of sales, marketing, selling and administrative expenses decreased to 22.4% in the second quarter of 2003 from 24.8% in 2002. Marketing, selling, and administrative expenses increased 13% to $1,147 million in 2003 from $1,016 million in 2002. This increase is primarily due to additional sales support for ABILIFY* and AVAPRO/AVALIDE* in the United States and unfavorable foreign exchange in Europe combined with increased sales support in the Pharmaceuticals segment for new products in Europe, while the percentage decrease is due to increased sales. The percentage decrease in marketing, selling and administrative expense as a percentage of sales is largely due to the impact of inventory workdown in the second quarter of 2002.

Expenditures for advertising and promotion in support of new and existing products increased 18% to $354 million in 2003 from $301 million in 2002, primarily as a result of continued promotional support for ABILIFY*, PLAVIX*, PRAVACHOL and METAGLIP in the United States.

Research and development expenditures increased 2% to $524 million in 2003 from $515 million in 2002. Pharmaceutical research and development spending increased 2% in 2003 compared to 2002 and, as a percentage of pharmaceutical sales, was 13.7% in the second quarter of 2003 and 17.5% in the second quarter of 2002. Pharmaceutical research and development activity for the quarter includes increased spending for new process development, offset by reductions in discovery spending. Research and development spending levels for the full-year 2003 were comparable to 2002 spending levels. The FDA granted marketing clearance for REYATAZ (atazanavir sulfate), a novel protease inhibitor also for the treatment of HIV disease in June 2003. REYATAZ is the first once-daily protease inhibitor approved by the FDA.

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

Litigation charges, net of settlement income, were $41 million income in 2003 and consists of $30 million income for patent defense cost reimbursement, $27 million in litigation settlement income offset by $16 million in TAXOL/BUSPAR litigation settlement expense. For additional information on litigations, see “Item 1. Restated Financial Statements—Note 11. Legal Proceedings and Contingencies.”

Equity in net income of affiliates for the three months ended June 30, 2003 was $48 million compared to $3 million in 2002. Equity in net income of affiliates principally related to the Company’s joint venture with Sanofi and investment in ImClone. In 2003, the increase in equity in net income of affiliates primarily reflects higher net income in the Sanofi joint venture and lower losses in ImClone. For additional information on equity in net income of affiliates net, see “Item 1. Restated Financial Statements—Note 7. Alliances & Investments.”

Other expense, net increased to $101 million in the second quarter of 2003 from $41 million in the second quarter of 2002. Other expense, net primarily includes net interest expense, interest income, foreign exchange gains and losses, royalty income, and gains and losses on disposal of property, plant and equipment.

The effective income tax rate on earnings from continuing operations before minority interest and income taxes was 21.0% compared with 27.7% in 2002 due to a revised estimate of the use of foreign tax credits relating mainly to the final implementation of the reorganization of the ownership structure of its non-U.S. subsidiaries. The principal purpose of the reorganization was to facilitate the Company’s ability to efficiently deploy its financial resources outside the United States.

Six Months Results of Operations

Worldwide sales for the first six months of 2003 increased 12% to $9,857 million from $8,771 million in 2002. This sales increase resulted from a 5% increase in volume, a 4% increase in foreign exchange and a 3% increase in price. Domestic sales increased 9% and international sales increased 18%, including a 10% favorable foreign exchange impact. For the first six months of 2003, $287 million of deferred revenue was reversed and recognized as sales (calculated net of sales discounts, rebates and other adjustments). The deferred revenue, recorded at gross invoice sales prices, related to the inventory of pharmaceutical products accounted for using the consignment model, was reduced to $110 million at June 30, 2003, compared to $470 million at December 31, 2002. The deferred revenue and consignment inventory recorded under the consignment model will continue to be reflected on the Company’s balance sheet until the related products are sold through to the wholesalers’ customers. The sell-through to the wholesalers’ customers was substantially complete by the end of 2003.

For the six months ended June 30, 2003, earnings from continuing operations before minority interest and income taxes increased 19% to $2,410 million from $2,017 million in 2002. The increase was mainly driven by increased sales coupled with the $160 million of acquired in-process research and development expenses in 2002 which did not repeat in 2003, partially offset by an unfavorable product mix and increased investment in advertising and promotion spending as well as an increase in sales force expenses. In 2003, net earnings from continuing operations increased 27% to $1,694 million compared to $1,330 million in 2002. The effective income tax rate on earnings from continuing operations before minority interest and income taxes decreased to 24.0% in 2003 from 26.8% in 2002. Basic earnings per share from continuing operations increased 28% to $.88 in 2003 from $.69 in 2002. Diluted earnings per share from continuing operations increased 28% to $.87 in 2003 from $.68 in 2002. Basic and diluted average shares outstanding for the second quarter were 1,936 million and 1,941 million, respectively, in 2003 compared to 1,936 million and 1,946 million, respectively, in 2002.

Business Segments

Pharmaceuticals

Sales for the Pharmaceuticals segment in the six months ended June 30, 2003 increased 12%, including a 5% favorable foreign exchange impact, to $6,996 million from $6,236 million in 2002. Domestic pharmaceutical sales increased 9% to $3,963 million in 2003 from $3,637 million in 2002, primarily due to increased sales of PRAVACHOL, GLUCOVANCE*, SUSTIVA and PARAPLATIN, and partly due to the impact on 2002 sales from the workdown of non-consignment wholesaler inventory. International sales for the Pharmaceuticals segment increased 17% to $3,033 million in 2003, including an 11% favorable foreign exchange impact, from $2,599 million in 2002. Sales in Europe and the Middle East increased 20%, including an 18% favorable effect of foreign exchange. Strong growth in PRAVACHOL, TAXOL®, AVAPRO/AVALIDE*, SUSTIVA and PLAVIX* were partially offset by price declines in Germany and Italy. Japan realized sales growth of 18%, including an 11% favorable foreign exchange impact, led by growth in TAXOL® sales.

Sales of selected products for the six months ended June 30, 2003 were as follows:

•	Alliance revenue for ABILIFY* for the six months ended June 30, 2003 was $102 million.

•	Worldwide sales of PRAVACHOL, a cholesterol-lowering agent and the Company’s largest selling product, increased 32%, including a 7% favorable foreign exchange impact, to $1,311 million.

•	Sales of PLAVIX*, a platelet aggregation inhibitor, increased 9% to $965 million. Sales of AVAPRO/AVALIDE* an angiotensin II receptor blocker for the treatment of hypertension, increased 19% to $345 million. AVAPRO/AVALIDE* and PLAVIX* are cardiovascular products that were launched from the alliance between Bristol-Myers Squibb and Sanofi-Synthelabo.

•	TAXOL® and PARAPLATIN, the Company’s leading anti-cancer agents, had sales of $457 million and $456 million, respectively. International sales of TAXOL® increased 25%, including favorable foreign exchange of 16%, to $415 million, led by strong sales growth in Japan, while domestic sales decreased 64% to $42 million due to generic competition. PARAPLATIN sales increased by 37% to $456 million, primarily driven by sales in the United States.

•	Sales of SUSTIVA, an anti-retroviral for the treatment of HIV disease, were $310 million, an increase of 30% over the prior year.

•	Sales of the GLUCOPHAGE* franchise increased 18% to $487 million. GLUCOPHAGE*IR sales were $63 million, while GLUCOVANCE* sales grew 107% to $224 million, and GLUCOPHAGE*XR (Extended Release) tablets sales grew 28% to $203 million.

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

Earnings before minority interest and income taxes for the Pharmaceuticals segment increased to $2,113 million in 2003 from $1,770 million in 2002. The increase in earnings before minority interest and income taxes was driven by increased sales which were partially offset by unfavorable product mix and increased advertising and product promotion spending on new and existing in-line products.

Oncology Therapeutics Network

Sales by OTN, a specialty distributor of anti-cancer medicines and related products, increased 23% to $1,078 million in 2003 from $873 million in 2002.

Earnings before minority interest and income taxes decreased to $8 million in 2003 from $9 million in 2002.

Nutritionals

Sales for the Nutritionals segment were $979 million for the six months ended June 30, 2003, an increase of 7%, including a 2% unfavorable foreign exchange impact, from the prior year. International sales increased 9%, including a 3% unfavorable foreign exchange impact, and U.S. sales increased 6%. Mead Johnson continues to be the leader in the U.S. infant formula market. ENFAMIL, the Company’s largest-selling infant formula, had sales of $398 million, an increase of 6% from the prior year, while sales of ENFAGROW, a children’s nutritional supplement, increased 44% to $79 million.

Earnings before minority interest and income taxes for the Nutritionals segment decreased to $244 million in 2003 from $268 million in 2002. This decrease is primarily due to a decrease in infant formula sales in the United States and the discontinuance of a copromotion arrangement for CEFZIL with the Pharmaceuticals segment.

Other Healthcare

Sales in the Other Healthcare segment increased 8%, including a 6% favorable foreign exchange impact, to $804 million. The Other Healthcare segment is comprised of the ConvaTec, Medical Imaging and Consumer Medicines (United States and Japan) businesses.

•	ConvaTec sales for the six months ended June 30, 2003 increased 11%, including a 9% favorable foreign exchange impact, to $383 million. Sales of ostomy products increased 10% to $237 million, while sales of modern wound care products increased 11% to $141 million.

•	Medical Imaging sales for the six months ended June 30, 2003, increased 11%, including a 1% favorable foreign exchange impact, to $250 million. The increase in Medical Imaging sales was primarily due to a 13% increase in CARDIOLITE sales to $161 million in 2003 from $142 million in 2002.

•	Consumer Medicines sales for the six months ended June 30, 2003 decreased 3% to $171 million, including a 3% favorable foreign exchange impact, primarily due to decreased demand for EXCEDRIN.

Earnings before minority interest and income taxes for the Other Healthcare segment decreased to $183 million in 2003 from $203 million in 2002 primarily as a result of a decline in sales and increased sales incentives for EXCEDRIN QUICKTABS in the Consumer Medicines business.

Expenses

Total expenses for the six months ended June 30, 2003, as a percentage of sales, decreased to 75.6% from 77.0% in 2002. During the first six months of 2003 and 2002, the Company recorded several significant items that affected the comparability of the results of the periods presented herein:

	Six Months Ended June 30,
	Restated 2003	Restated 2002
	(unaudited, dollars in millions)
Litigation settlement (income)/charge, net(1)	$(62)	$90
Restructuring and other items(2)	30	3
Gain on sales of business/product lines	—	(30)
Acquired in-process research and development	—	160

	(32)	223
Income taxes/(benefit) on items above	18	(85)

	$(14)	$138

(1)	In 2003, the Company recognized $30 million of income for patent defense cost reimbursement, $27 million in litigation settlement income and $21 million in pre-tax income from the settlement of antitrust litigation involving vitamins manufacturers, partially offset by $16 million in TAXOL®/BUSPAR litigation settlement expense.
(2)	Restructuring and other items consist of the following:

Six Months Ended June 30, 2003 (restated)

	Cost of Products Sold	Provision for Restructuring and Other	Total
	(unaudited, dollars in millions)
Accelerated depreciation of assets	$14	$—	$14
Termination benefits and other exit costs	—	25	25
Relocation expenses	—	4	4
Asset impairment charges	11	—	11
Retention benefits	—	1	1
Change in estimates	—	(25)	(25)

	$25	$5	$30

Six Months Ended June 30, 2002 (restated)

	Cost of Products Sold	Provision for Restructuring and Other	Total
	(unaudited, dollars in millions)
Termination benefits	$—	$30	$30
Asset write-down and impairment charges	2	27	29
Change in estimates	—	(56)	(56)

	$2	$1	$3

For additional information, see “Item 1. Restated Financial Statements—Note 3. Restructuring and Other Items,” “—Note 7. Alliances and Investments,” “—Note 8. Divestitures and Discontinued Operations,” and “—Note 11. Legal Proceedings and Contingencies,” to the consolidated financial statements included in this Form 10-Q/A.

Cost of products sold, as a percentage of sales, increased to 36.1% in 2003 from 34.1% in 2002. This increase is primarily due to increased sales of lower margin products from OTN partially offset by increased sales of higher margin products such as PRAVACHOL, PARAPLATIN and SUSTIVA. In 2003, cost of products sold includes $14 million of accelerated depreciation of assets in manufacturing facilities in North America expected to be closed by the end of 2006 and an $11 million charge for asset impairment. In 2002, cost of products sold included $2 million for inventory write-offs associated with the shutdown of a manufacturing facility in Puerto Rico.

As a percentage of sales, marketing, selling and administrative expenses increased to 22.8% in the six months ended June 30, 2003 from 22.1% in 2002. Marketing, selling, and administrative expenses increased 16% to $2,247 million in 2003 from $1,940 million in 2002. This increase is primarily due to additional sales support for ABILIFY*, PRAVACHOL and AVAPRO/AVALIDE* in the United States and unfavorable foreign exchange in Europe combined with increased sales support in the Pharmaceuticals segment for new products in Europe.

Expenditures for advertising and promotion in support of new and existing products increased 25% to $669 million in 2003 from $537 million in 2002, primarily as a result of continued promotional support for ABILIFY*, METAGLIP, and PRAVACHOL in the United States.

Research and development expenditures decreased 1% to $999 million in 2003 from $1,012 million in 2002. Pharmaceutical research and development spending decreased 3% from the prior year and, as a percentage of pharmaceutical sales, was 13.5% in the six months ended June 30, 2003 and 15.6% in the six months ended June 30, 2002. The decline in spending is largely due to reductions in discovery spending, including the closure of a discovery facility in Wilmington, Delaware, and decreased spending for new process development. Research and development spending levels for the full-year 2003 were comparable to 2002 spending levels.

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

Litigation charges, net of settlement income, were $62 million of income in 2003 and $90 million of expense in 2002. The $62 million in 2003 consists of $30 million income for patent defense cost reimbursement, $27 million in litigation settlement income, $21 million from the settlement of the anti-trust litigation involving vitamin manufacturers offset by $16 million in TAXOL/BUSPAR litigation settlement expense. The $90 million charge in 2002 related to BUSPAR settlements. For additional information on litigations, see “Item 1. Restated Financial Statements—Note 11. Legal Proceedings and Contingencies.”

Equity in net income of affiliates for 2003 was $70 million compared to $32 million in 2002. Equity in net income of affiliates principally related to the Company’s joint venture with Sanofi and investment in ImClone. In 2003, the increase in equity in net income of affiliates reflects higher net income in the Sanofi joint venture. For additional information on equity in net income of affiliates, see “Item 1. Restated Financial Statements—Note 7. Alliances and Investments.”

Other expense, net increased to $98 million in the six months ended June 30, 2003 from $88 million in the six months ended June 30, 2002. Other expense, net includes net interest expense, interest income, foreign exchange gains and losses, royalty income, and gains and losses on disposal of property, plant and equipment.

The effective income tax rate on earnings from continuing operations before minority interest and income taxes was reduced to 24.0% in 2003 from 26.8% in 2002 due to a revised estimate of the use of foreign tax credits relating mainly to the final implementation of the reorganization of the ownership structure of its non-U.S. subsidiaries. The principal purpose of the reorganization was to facilitate the Company’s ability to efficiently deploy its financial resources outside the United States. For a discussion of the recent reorganization of the structure of the ownership of non-U.S. subsidiaries and possible tax liability, which could be material, see “Item 1. Restated Financial Statements—Note 13. Income Taxes.”

Developments

For a discussion of the Company’s recent developments through the filing on March 15, 2004 of the Company’s 2003 Form 10-K, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Developments” in the Company’s 2003 Form 10-K. This Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2003 has not been updated to reflect any events or developments occurring subsequent to March 15, 2004.

Financial Position

Cash, cash equivalents and marketable securities totaled approximately $4.4 billion at June 30, 2003 as compared to $4.0 billion at December 31, 2002. The Company continues to maintain a high level of working capital, amounting to $2.1 billion at June 30, 2003, increasing from $1.6 billion at December 31, 2002. Approximately $4.2 billion of such cash, cash equivalents and marketable securities was held by the Company’s foreign subsidiaries, which the Company does not expect to repatriate in the foreseeable future. Repatriation to the United States would require additional tax provisions not reflected in the consolidated financial statements. Due to the complexities in the tax laws and the assumptions that would have to be made, it is not practicable to estimate the amounts of the income taxes that would have to be provided.

Cash and cash equivalents at June 30, 2003 primarily consisted of U.S. dollar denominated bank deposits with an original maturity of three months or less. Marketable securities at June 30, 2003 primarily consisted of U.S. dollar denominated floating rate instruments with a ‘AAA/aaa’ credit rating. Due to the nature of these instruments, the Company considers it reasonable to expect that their fair market values will not be significantly impacted by a change in interest rates, and that they can be liquidated for cash at short notice.

Short-term borrowings were $1.9 billion at June 30, 2003, compared with $1.4 billion at December 31, 2002, primarily as a result of the issuance of commercial paper.

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

Net cash provided by operating activities was $1,310 million in the six months ended June 30, 2003 as compared to net cash used in operating activities of $682 million in 2002. The increase in cash provided by operating activities in 2003 compared to 2002 is mainly attributable to income tax outflows in 2002 of $1,543 million, which primarily related to the payment of taxes on the gain arising from the sale of the Clairol business.

During the six months ended June 30, 2003, the Company did not purchase any of its common stock. During the six months ended June 30, 2002, the Company purchased 3.1 million shares of its common stock at a cost of $117 million.

For each of the three and six month periods ended June 30, 2003 and 2002 dividends declared per common share were $.28 and $.56, respectively.

For further discussion of the Company’s financial position, liquidity and capital resources through the filing on March 15, 2004 of the Company’s 2003 Form 10-K, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Position, Liquidity and Capital Resources,” in the Company’s 2003 Form 10-K. This Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2003 has not been updated to reflect any events or developments occurring subsequent to March 15, 2004.

Retirement Benefits

For a discussion of the Company’s retirement benefits through the filing on March 15, 2004 of the Company’s 2003 Form 10-K, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2003 Form 10-K. This Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2003 has not been updated to reflect any events or developments occurring subsequent to March 15, 2004.

Critical Accounting Policies

For a discussion of the Company’s critical accounting policies through the filing on March 15, 2004 of the Company’s 2003 Form 10-K, see “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Company’s 2003 Form 10-K. This Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2003 has not been updated to reflect any events or developments occurring subsequent to March 15, 2004.

Outlook

For a discussion of the Company’s outlook for 2004 through the filing on March 15, 2004 of the Company’s 2003 Form 10-K, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Outlook for 2004” in the Company’s 2003 Form 10-K. This Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2003 has not been updated to reflect any events or developments occurring subsequent to March 15, 2004.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk disclosures as of the date of the original filing have not materially changed from those appearing in the Company’s 2002 Form 10-K. For further discussion of the Company’s market risk through the filing on March 15, 2004 of the Company’s 2003 Form 10-K, see “Item 7A. Quantitative and Quantitative Disclosures About Market Risk,” in the Company’s 2003 Form 10-K. This Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2003 has not been updated to reflect any events or developments occurring subsequent to March 15, 2004.

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

Item 4. CONTROLS AND PROCEDURES

Information pertaining to controls and procedures has been updated for events and developments occurring subsequent to the filing of the original Form 10-Q through the filing on March 15, 2004 of the Company’s 2003 Form 10-K. This Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2003 has not been updated to reflect any events or developments occurring subsequent to March 15, 2004.

The Company restated its consolidated balance sheet at December 31, 2002, and consolidated statements of earnings, cash flows, and comprehensive income and retained earnings for the years ended December 31, 2002 and 2001, and its financial statements for the first, second and third quarters of 2003, including comparable interim periods in 2002 (the “2003 Restatement”). For a discussion of the individual restatement adjustments and the impact of such adjustments on the Company’s previously issued financial statements, see “Item 1. Restated Financial Statements—Note 2. Restatement of Previously Issued Financial Statements,” above and “Item 8. Financial Statements—Note 2. Restatement of Previously Issued Financial Statements for Years Ended December 31, 2002 and 2001” in the Company’s 2003 Form 10-K. Accordingly, the Company is reporting in this Amendment No. 1 to its Form 10-Q/A for the quarterly period ended June 30, 2003, its most recent evaluation of its disclosure controls and procedures which considered matters relating to the 2003 Restatement.

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

PART II OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Information pertaining to legal proceedings has been updated for events and developments occurring subsequent to the filing of the original Form 10-Q through the filing on March 15, 2004 of the Company’s 2003 Form 10-K and can be found in “Item 1. Restated Financial Statements—Note 11. Legal Proceedings and Contingencies” above. This Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2003 has not been updated to reflect any events or developments occurring subsequent to March 15, 2004.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Item 4 of the original Form 10-Q/A for the quarterly period ended March 31, 2003 is hereby incorporated by reference.

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

*Indicates, in this Form 10-Q/A, brand names of products which are registered trademarks not owned by the Company or its subsidiaries. ERBITUX is a trademark of ImClone Systems Incorporated; AVAPRO/AVALIDE and PLAVIX are trademarks of Sanofi-Synthelabo S.A.; GLUCOPHAGE, GLUCOPHAGE XR and GLUCOVANCE are trademarks of Merck Sante S.A.S., an associate of Merck KGaA of Darmstadt, Germany; and ABILIFY is a trademark of Otsuka Pharmaceutical Company, Ltd.

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