Form 10-Q/A
period 2003-09-30
BRISTOL MYERS SQUIBB CO
filed 2004-03-31
CIK 14272

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

Explanatory Note

This Amendment No. 1 to Bristol-Myers Squibb Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 includes unaudited restated consolidated financial statements as of September 30, 2003 and December 31, 2002 and for the three and nine months ended September 30, 2003 and 2002. The accompanying restated consolidated financial statements and supplementary data, including the notes to the accompanying restated consolidated financial statements, have been revised to reflect primarily the restatement, the addition of the Oncology Therapeutics Network as a separate business segment, disclosures of a milestone payment under the ImClone alliance and changes in legal proceedings and contingencies occurring subsequent to the filing of the original Form 10-Q for the period ended September 30, 2003.

Bristol-Myers Squibb Company (the Company) has restated, by means of its Annual Report on Form 10-K for the year ended December 31, 2003 (2003 Form 10-K), its consolidated balance sheet at December 31, 2002, and consolidated statements of earnings, cash flows, and comprehensive income and retained earnings for the years ended December 31, 2002 and 2001. The restatement affected periods prior to 2001. Note 2 included in the 2003 Form 10-K shows the impact of the restatement adjustments to retained earnings as of January 1, 2001, to reflect the impact of the restatement on periods prior to 2001. For information on the impact of the restatement on the years 2000 and 1999, reference is made to the Company’s 2003 Form 10-K, “Item 6. Selected Financial Data.” In addition, the restatement impacts the first three quarters of 2003. The restated amounts for the first and second quarters of 2003 and the comparable interim periods in 2002 are presented in the Company’s Quarterly Reports on Form 10-Q/A for the quarterly periods ended March 31, 2003 and June 30, 2003.

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

The restatement adjustments increased the Company’s net earnings and diluted earnings per share for the three and nine months ended September 30, 2003 by approximately $22 million or $0.02 per share and $77 million or $0.04 per share, respectively, and decreased net earnings and diluted earnings per share for the three and nine months ended September 30, 2002 by approximately $29 million or $0.01 per share and $20 million or $0.01 per share, respectively.

The restatement adjustment to the Company’s consolidated balance sheet decreased the amount of cash and cash equivalents at December 31, 2002 and September 30, 2003 by approximately $1.6 billion and $2.3 billion, respectively, and increased marketable securities in each case by the same amount. The restatement adjustment to the statement of cash flows increased (decreased) the amount of net cash used in investing activities for the nine months ended September 30, 2003 and 2002 by approximately $0.7 billion and $(0.5) billion, respectively.

For further discussion, see the Company’s 2003 10-K, “Item 8. Financial Statements—Note 2. Restatement of Previously Issued Financial Statements for Years Ended December 31, 2002 and 2001,” which discloses the nature of the restatement adjustments and shows the impact of the restatement adjustments on net earnings and the provision for income taxes, the impact of the income tax restatement adjustments on the consolidated balance sheet at December 31, 2002 and the cumulative impact of the adjustments on a condensed statement of earnings and condensed balance sheet for each annual period on a restated basis.

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

For a discussion of events and developments subsequent to September 30, 2003 through the filing on March 15, 2004 of the Company’s 2003 Form 10-K, see the Company’s 2003 Form 10-K. This Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2003 has not been updated to reflect any events or developments occurring subsequent to March 15, 2004.

BRISTOL-MYERS SQUIBB COMPANY

INDEX TO FORM 10-Q/A

SEPTEMBER 30, 2003

Page
PART I—FINANCIAL INFORMATION

Item 1.
Restated Financial Statements:	[ 4	]
Consolidated Balance Sheet at September 30, 2003 and December 31, 2002	[ 4	]
Consolidated Statement of Earnings for the three and nine months ended September 30, 2003 and 2002	[ 5	]
Consolidated Statement of Comprehensive Income and Retained Earnings for the three and nine months ended September 30, 2003 and 2002	[ 6	]
Consolidated Statement of Cash Flows for the nine months ended September 30, 2003 and 2002	[ 7	]
Notes to Consolidated Financial Statements	[ 8	]
Report of Independent Accountants	[32	]

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations	[33	]

Item 3.
Quantitative and Qualitative Disclosures About Market Risk	[46	]

Item 4.
Controls and Procedures	[46	]

PART II—OTHER INFORMATION

Item 1.
Legal Proceedings	[48	]

Item 4.
Submission of Matters to a Vote of Security Holders	[48	]

Item 6.
Exhibits and Reports on Form 8-K	[48	]

Signatures	[50	]

PART I—FINANCIAL INFORMATION

Item 1.	RESTATED FINANCIAL STATEMENTS

The restated consolidated financial statements and supplementary data, including the notes to the restated consolidated financial statements, set forth in this Item 1, have been revised to reflect the restatement occurring subsequent to the filing of the original Form 10-Q.

BRISTOL-MYERS SQUIBB COMPANY

RESTATED CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	Restated September 30, 2003	Restated December 31, 2002
	(dollars in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$2,678	$2,367
Marketable securities	2,361	1,622
Receivables, net of allowances $168 and $129	3,588	2,968
Inventories:
Finished goods	1,016	918
Work in process	549	416
Raw and packaging materials	174	216
Consignment inventory	6	58

Total Inventories	1,745	1,608
Prepaid expenses and other	1,085	1,495

Total Current Assets	11,457	10,060

Property, plant and equipment	9,206	8,706
Less: Accumulated depreciation	3,713	3,372

	5,493	5,334

Goodwill	4,836	4,836
Other intangible assets, net	1,782	1,904
Other assets	3,107	2,888

Total Assets	$26,675	$25,022

LIABILITIES
Current Liabilities:
Short-term borrowings	$1,288	$1,379
Accounts payable	1,662	1,551
Accrued expenses	2,860	2,537
Accrued rebates and returns	920	883
U.S. and foreign income taxes payable	536	525
Dividends payable	543	542
Accrued litigation liabilities	3	600
Deferred revenue on consigned inventory	83	470

Total Current Liabilities	7,895	8,487
Other liabilities	1,489	1,518
Long-term debt	7,421	6,261

Total Liabilities	16,805	16,266

Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, $2 convertible series:
Authorized 10 million shares; issued and outstanding 8,108 in 2003 and 8,308 in 2002, liquidation value of $50 per share	—	—
Common stock, par value of $.10 per share:
Authorized 4.5 billion shares; issued 2,200,959,763 in 2003 and 2,200,823,544 in 2002	220	220
Capital in excess of par value of stock	2,478	2,491
Restricted stock	(56)	(52)
Other accumulated comprehensive loss	(794)	(904)
Retained earnings	19,476	18,503

	21,324	20,258
Less cost of treasury stock—261,673,300 common shares in 2003 and 263,994,580 in 2002	11,454	11,502

Total Stockholders’ Equity	9,870	8,756

Total Liabilities and Stockholders’ Equity	$26,675	$25,022

The accompanying notes are an integral part of these financial statements.

BRISTOL-MYERS SQUIBB COMPANY

RESTATED CONSOLIDATED STATEMENT OF EARNINGS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	Restated 2003	Restated 2002	Restated 2003	Restated 2002
	(in millions, except per share data)
EARNINGS
Net Sales	$5,372	$4,524	$15,229	$13,295

Cost of products sold	1,929	1,668	5,490	4,656
Marketing, selling and administrative	1,151	993	3,398	2,933
Advertising and product promotion	332	263	1,001	800
Research and development	565	537	1,564	1,549
Acquired in-process research and development	—	7	—	167
Gain on sales of businesses/product lines	—	—	—	(30)
Provision for restructuring and other items, net	13	(11)	18	(10)
Litigation (income)/charge, net	(4)	569	(66)	659
Asset impairment charge for ImClone	—	379	—	379
Equity in net income of affiliates	(54)	(28)	(124)	(60)
Other expense, net	79	40	177	128

	4,011	4,417	11,458	11,171

Earnings from Continuing Operations Before Minority Interest and Income Taxes	1,361	107	3,771	2,124
Provision for (benefit of) income taxes	345	(263)	923	277
Minority interest, net of taxes	110	60	248	207

Earnings from Continuing Operations	906	310	2,600	1,640
Discontinued Operations:
Net gain on disposal	—	18	—	32

Net Earnings	$906	$328	$2,600	$1,672

Earnings Per Common Share
Basic
Earnings from Continuing Operations	$.47	$.16	$1.34	$.85
Discontinued Operations:
Net gain on disposal	—	.01	—	.02

Net Earnings	$.47	$.17	$1.34	$.87

Diluted
Earnings from Continuing Operations	$.47	$.16	$1.34	$.84
Discontinued Operations:
Net gain on disposal	—	.01	—	.02

Net Earnings	$.47	$.17	$1.34	$.86

Average Common Shares Outstanding
Basic	1,937	1,936	1,936	1,936
Diluted	1,944	1,941	1,942	1,943
Dividends declared per Common Share	$.28	$.28	$.84	$.84

The accompanying notes are an integral part of these financial statements.

BRISTOL-MYERS SQUIBB COMPANY

RESTATED CONSOLIDATED STATEMENT OF

COMPREHENSIVE INCOME AND RETAINED EARNINGS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	Restated 2003	Restated 2002	Restated 2003	Restated 2002
	(dollars in millions)
COMPREHENSIVE INCOME
Net Earnings	$906	$328	$2,600	$1,672
Other Comprehensive Income (Loss):
Foreign currency translation, net of tax benefit of $30 and $15 for the three months ended September 30, 2003 and 2002, respectively; and net of tax expense of $24 and tax benefit of $19 for the nine months ended September 30, 2003 and 2002, respectively	35	121	165	124
Increase (decrease) in market value of investments, net of tax expense of $2 for the three months ended September 30, 2003 and net of tax expense of $3 for the nine months ended September 30, 2003	12	(13)	17	(13)
Deferred gains (losses) on derivatives qualifying as hedges, net of tax expense of $7 and $8 for the three months ended September 30, 2003 and 2002, respectively; and net of tax benefit of $36 and $4 for the nine months ended September 30, 2003 and 2002, respectively	39	8	(72)	(7)

Total Other Comprehensive Income	86	116	110	104

Comprehensive Income	$992	$444	$2,710	$1,776

RETAINED EARNINGS
Retained Earnings, January 1			$18,503	$18,530
Net Earnings			2,600	1,672
Cash dividends declared			(1,627)	(1,627)

Retained Earnings, September 30			$19,476	$18,575

The accompanying notes are an integral part of these financial statements.

BRISTOL-MYERS SQUIBB COMPANY

RESTATED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	Restated 2003	Restated 2002
	(dollars in millions)
Cash Flows From Operating Activities:
Net earnings	$2,600	$1,672
Depreciation	325	321
Amortization	229	228
Litigation charges	13	669
Provision for restructuring and other items, net	65	(25)
Acquired in-process research and development	—	160
Asset impairment charge for investment in ImClone	—	379
Gain on sales of businesses/product lines (including discontinued operations)	—	(95)
Other operating items	54	44
Receivables	(547)	303
Inventories	(50)	38
Deferred revenue on consigned inventory	(386)	(869)
Litigation settlement payments, net of receipts	(606)	(90)
Accounts payable and accrued expenses	372	(454)
Income taxes	98	(2,061)
Product liability	9	(21)
Insurance recoverable	1	150
Pension contribution to the U.S. retirement income plan	—	(150)
Other assets and liabilities	84	56

Net Cash Provided by Operating Activities	2,261	255

Cash Flows From Investing Activities:
Proceeds from sales and maturities of marketable securities	15,568	8,786
Purchases of marketable securities	(16,303)	(8,133)
Additions to property, plant and equipment	(538)	(714)
Investment in ImClone	(60)	—
Proceeds from product divestitures	—	88
Proceeds from sale of Clairol	—	45
Business acquisitions (including purchase of trademarks/patents)	(53)	(215)
DuPont acquisition costs and liabilities	(8)	(326)
Other, net	(41)	(51)

Net Cash Used in Investing Activities	(1,435)	(520)

Cash Flows From Financing Activities:
Short-term borrowings, net of repayments	(45)	498
Long-term debt borrowings	1,103	3
Long-term debt repayments	(3)	(6)
Issuances of common stock under stock plans	34	129
Purchases of treasury stock	—	(154)
Dividends paid	(1,627)	(1,627)

Net Cash Used in Financing Activities	(538)	(1,157)

Effect of Exchange Rates on Cash	23	6

Increase (Decrease) in Cash and Cash Equivalents	311	(1,416)
Cash and Cash Equivalents at Beginning of Period	2,367	4,552

Cash and Cash Equivalents at End of Period	$2,678	$3,136

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

Note 1. Basis of Presentation and New Accounting Standards

Bristol-Myers Squibb Company (the Company) prepared these unaudited restated consolidated financial statements following the requirements of the Securities and Exchange Commission (SEC) and U.S. generally accepted accounting principles (GAAP) for interim reporting. Under those rules, certain footnotes and other financial information that are normally required by GAAP for annual financial statements can be condensed or omitted. The Company is responsible for the restated consolidated financial statements included in this Form 10-Q/A. These restated consolidated financial statements include all normal and recurring adjustments necessary for a fair presentation of the Company’s financial position at September 30, 2003 and December 31, 2002, the results of its operations for the three and nine months ended September 30, 2003 and 2002, and cash flows for nine months ended September 30, 2003 and 2002. For further discussion see “—Note 2. Restatement of Previously Issued Financial Statements,” below. These restated consolidated financial statements and the related notes should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (2003 Form 10-K). PricewaterhouseCoopers LLP (PwC), the Company’s independent accountants, have performed a review of the unaudited consolidated financial statements included in this Form 10-Q/A, and their review report thereon accompanies this Form 10-Q/A. Certain amounts in the unaudited consolidated financial statements for the three and nine months ended September 30, 2002 have been reclassified to conform to current year presentation.

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

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Basic of Presentation and New Accounting Standards (Continued)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	Restated 2003	Restated 2002	Restated 2003	Restated 2002
	(dollars in millions, except per share data)
Net Earnings:
As reported	$906	$328	$2,600	$1,672
Deduct : Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(55)	(70)	(126)	(177)

Pro forma	$851	$258	$2,474	$1,495

Basic earnings per share:
As reported	$.47	$.17	$1.34	$.87
Pro forma	.44	.13	1.28	.77

Diluted earnings per share:
As reported	$.47	$.17	$1.34	$.86
Pro forma	.44	.13	1.27	.77

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

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Basic of Presentation and New Accounting Standards (Continued)

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

Note 2. Restatement of Previously Issued Financial Statements

The Company has restated its consolidated balance sheet at December 31, 2002, and consolidated statements of earnings, cash flows, and comprehensive income and retained earnings for the year ended December 31, 2002 and for the nine months ended September 30, 2003. The restatement affected periods prior to 2002. The impact of the restatement on such prior periods is reflected as an adjustment to retained earnings as of January 1, 2002 for the periods presented herein. The restatement (i) corrects certain of the Company’s historical accounting policies to conform to GAAP and (ii) corrects certain errors made in the application of GAAP. Set forth below are the restatement adjustments included in the restatement of the previously issued financial statements for the nine months ended September 30, 2003 and 2002, each of which is an “error” within the meaning of Accounting Principles Board Opinion (APB) No. 20, Accounting Changes.

The following table presents the impact of the restatement adjustments described below on net earnings for the three and nine months ended September 30, 2003 and 2002:

	Net Earnings for the Three Months Ended September 30,		Net Earnings for the Nine Months Ended September 30,
	2003	2002	2003	2002
	(dollars in millions)
As reported	$884	$357	$2,523	$1,692
WIC rebates accrual	—	—	88	2
Goods in transit	8	(9)	5	(26)
Other net sales adjustments	(8)	(10)	(18)	9
International pension and employee benefit plan accrual	1	1	2	2
Intercompany accounts	31	—	31	—
Other marketing, selling and administrative adjustments	13	(2)	(16)	—
Intercompany foreign exchange gains and losses	(34)	(24)	4	(24)
Other restatement items	(4)	1	(15)	3
Adjustments to minority interest, net of taxes	49	(1)	49	(3)
Provision for income taxes	(34)	15	(53)	17

As restated	$906	$328	$2,600	$1,672

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

Other net sales adjustments: The Company corrected an error in accounting for managed health care and other sales rebate accrual amounts initally recorded in connection with the Company’s previous restatement. The Company restated certain sales transactions made by certain of its Asia business units where revenue had been recognized in error prior to the transfer of substantially all the risks and rewards of ownership due to the existence of a right of return available to the purchaser of the product. The Company erroneously failed to adjust on a timely basis its accrual for sales returns, charge backs and other deductions for sales of products of a divested division made prior to its divestiture as required under GAAP.

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

Intercompany accounts: The Company determined that certain intercompany accounts payable and receivable could not be reconciled and were written off.

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

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 2. Restatement of Previously Issued Financial Statements (Continued)

The following table presents the impact of the restatement adjustments described above on the provision for income taxes for the three and nine months ended September 30, 2003 and 2002 (dollars in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
			% of Earnings Before Minority Interest and Income Taxes				% of Earnings Before Minority Interest and Income Taxes
	2003	2002	2003	2002	2003	2002	2003	2002
Provision for Income Taxes, as previously reported	$317	$(252)	24.5%	(219.1)%	$859	$290	24.3%	14.0%
Other tax items:
U.S.	28	36	0.9%	88.1%	39	117	0.1%	9.1%
Non-U.S.	—	(47)	—%	(114.8)%	25	(130)	0.1%	(10.1)%

Provision for Income Taxes, as restated	$345	$(263)	25.4%	(245.8)%	$923	$277	24.5%	13.0%

The following table presents the impact of the income tax restatement adjustments described above on the Company’s balance sheet at September 30, 2003 and December 31, 2002 (dollars in millions):

	September 30, 2003		December 31, 2002
	Contingency Reserves	Other Tax Items	Contingency Reserves	Other Tax Items
Assets:
Prepaid expenses, current	$—	$(20)	$—	$18
Other assets, non-current	—	(34)	—	92

Liabilities:
U.S. and foreign income taxes payable	$—	$(1)	$(80)	$122
Other liabilities, non-current	—	—	49	(27)

Adjustments to Cash and Cash Equivalents Classification

The Company has determined that certain investments under its cash management program were erroneously classified as cash equivalents on its consolidated balance sheet at September 30, 2003 and December 31, 2002, and statement of cash flows for the nine months ended September 30, 2003 and 2002, respectively. Although the Company believes these investments are highly liquid, because the maturities for these investments exceeded three months, the previous presentation in cash and cash equivalents was an error and the Company has restated prior periods to present these investments as marketable securities. The restatement adjustment to the Company’s consolidated balance sheets at September 30, 2003 and December 31, 2002 decreased the amount of cash and cash equivalents by approximately $2.3 billion and $1.6 billion, respectively. The restatement adjustment to statements of cash flows increased (decreased) the amount of net cash used in investing activities for the nine months ended September 30, 2003 and 2002 by approximately $0.7 billion and $(0.5) billion, respectively.

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 2. Restatement of Previously Issued Financial Statements (Continued)

Adjustments to Other Expense, Net Classification

The table below presents the restatement charges (credits) for certain amounts that had been classified in error and have been reclassified as part of the restatement from other expense, net, to the appropriate line item in the consolidated statement of earnings for the three and nine months ended September 30, 2003 and 2002:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(dollars in millions)
Total adjustments to Other expense, net	$1	$(27)	$(144)	$(104)

Net Sales:
Rebate accrual adjustment	$(25)	$(10)	$(25)	$8

Cost of Products Sold:
Royalty expense	$7	$14	$24	$41
Product liability expense	—	—	38	—
Other, net(a)	12	30	36	27

	$19	$44	$98	$68

Marketing, Selling and Administrative:
Amortization of capitalized software	$12	$8	$40	$20
Restricted stock grant amortization	5	4	17	13
Other, net(a)	(6)	(30)	—	(23)

	$11	$(18)	$57	$10

Advertising and Product Promotion:
Other, net(a)	$(12)	$—	$(12)	$(4)

Research and Development:
Other, net(a)	$(1)	$4	$(7)	$(9)

Equity in Net Income of Affiliates:
ImClone - share in losses	$7	$7	$33	$31

(a)	Certain items included in “Other, net”, are reclassifications of amounts that are not “errors” within the meaning of Accounting Principles Board Opinion No. 20, Accounting Changes, but rather are amounts that have been reclassified to conform to the current year presentation.

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 2. Restatement of Previously Issued Financial Statements (Continued)

The following table presents the impact of the restatement adjustments on the Company’s previously reported results for the three and nine months ended September 30, 2003 and 2002 on a condensed basis:

	Three Months Ended September 30, 2003		Three Months Ended September 30, 2002		Nine Months Ended September 30, 2003		Nine Months Ended September 30, 2002
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
	(dollars in millions, except per share data)
STATEMENT OF EARNINGS:

Net sales	$5,337	$5,372	$4,537	$4,524	$15,100	$15,229	$13,325	$13,295
Total Costs and Expenses	4,045	4,011	4,422	4,417	11,568	11,458	11,258	11,171
Earnings from Continuing Operations	$884	$906	$339	$310	$2,523	$2,600	$1,660	$1,640
Discontinued Operations:
Net (loss)/earnings	—	—	—	—	—	—	—	—
Net gain on disposal	—	—	18	18	—	—	32	32

Net Earnings	$884	$906	$357	$328	$2,523	$2,600	$1,692	$1,672

Basic Earnings per Common Share
Continuing Operations	$.46	$.47	$.18	$.16	$1.30	$1.34	$.86	$.85
Discontinued Operations:
Net earnings	—	—	—	—	—	—	—	—
Net gain on disposal	—	—	.01	.01	—	—	.02	.02

Net Earnings	$.46	$.47	$.19	$.17	$1.30	$1.34	$.88	$.87

Diluted Earnings per Common Share
Continuing Operations	$.45	$.47	$.17	$.16	$1.30	$1.34	$.85	$.84
Discontinued Operations:
Net earnings	—	—	—	—	—	—	—	—
Net gain on disposal	—	—	.01	.01	—	—	.02	.02

Net Earnings	$.45	$.47	$.18	$.17	$1.30	$1.34	$.87	$.86

	September 30, 2003		December 31, 2002
	As Previously Reported	As Restated	As Previously Reported	As Restated
	(dollars in millions)
BALANCE SHEET:

ASSETS
Current Assets:
Cash and cash equivalents	$4,953	$2,678	$3,978	$2,367
Marketable securities	86	2,361	11	1,622
Other current assets	6,327	6,418	5,986	6,071

Total Current Assets	11,366	11,457	9,975	10,060
Other Assets	15,162	15,218	14,899	14,962

Total Assets	$26,528	$26,675	$24,874	$25,022

LIABILITIES
Current liabilities	$7,612	$7,895	$8,220	$8,487
Other liabilities	1,430	1,489	1,426	1,518
Long-term debt	7,421	7,421	6,261	6,261

Total Liabilities	16,463	16,805	15,907	16,266

STOCKHOLDERS’ EQUITY	10,065	9,870	8,967	8,756

Total Liabilities and Stockholders’ Equity	$26,528	$26,675	$24,874	$25,022

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 3. Restructuring and Other Items

In the third quarter of 2003, the Company recorded $31 million of pre-tax charges related to the downsizing and streamlining of worldwide operations and $7 million related to relocation expenses. The charges related to downsizing and streamlining of worldwide operations include $9 million related to termination benefits for workforce reductions of approximately 100 employees in the Other Healthcare and Pharmaceuticals segments due to the rationalization of worldwide operations in Europe, North America, and Central America, $21 million of accelerated depreciation of assets in manufacturing facilities in North America expected to be closed by the end of 2006 recorded in cost of products sold and $1 million for retention benefits. The charge of $9 million was partially offset by a gain of $3 million from the sale of assets previously written off. In addition, the Company recorded $21 million in research and development related to the up-front payments for two licensing agreements. The Company also reported $1 million for a milestone payment received related to a developmental project sold in previous years.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	Restated 2003	Restated 2002	Restated 2003	Restated 2002
	(in millions, except per share data)
Earnings from Continuing Operations	$906	$310	$2,600	$1,640
Discontinued Operations:
Net gain on disposal	—	18	—	32

Net Earnings	$906	$328	$2,600	$1,672

Basic:
Average Common Shares Outstanding	1,937	1,936	1,936	1,936

Earnings from Continuing Operations	$.47	$.16	$1.34	$.85
Discontinued Operations:
Net gain on disposal	—	.01	—	.02

Net Earnings	$.47	$.17	$1.34	$.87

Diluted:
Average Common Shares Outstanding	1,937	1,936	1,936	1,936
Incremental Shares Outstanding Assuming the Exercise of Dilutive Stock Options	7	5	6	7

	1,944	1,941	1,942	1,943

Earnings from Continuing Operations	$.47	$.16	$1.34	$.84
Discontinued Operations:
Net gain on disposal	—	.01	—	.02

Net Earnings	$.47	$.17	$1.34	$.86

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

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 5. Goodwill

The changes in the carrying amount of goodwill for the year ended December 31, 2002 and the nine months ended September 30, 2003, were as follows:

	Pharmaceuticals Segment	Nutritionals Segment	Other Healthcare Segment	Total
	(dollars in millions)
Balance as of December 31, 2001	$4,810	$119	$190	$5,119
Purchase accounting adjustments related to recent acquisitions:
Change in exit cost estimate	(165)	—	—	(165)
Purchase price and allocation adjustments	(117)	(1)	—	(118)

Balance as of December 31, 2002 (restated) and September 30, 2003 (restated)	$4,528	$118	$190	$4,836

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

In the third quarter of 2003 and 2002, the Company recorded $7 million and $7 million, respectively, of net loss for its share of ImClone’s losses. For the nine months ended September 30, the Company has recorded a net loss of $33 million in 2003 and $31 million in 2002 for its share of ImClone’s losses. This amount includes an adjustment of $7 million of income to the $12 million net loss contingency the Company recorded in the first quarter of 2003, related to ImClone’s restatement of 2001 results and final reporting of 2002 full year and 2003 first quarter results. The Company records its share of the results in equity in net income of affiliates in the consolidated statement of earnings.

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

Sanofi-Synthelabo

The Company has agreements with Sanofi for the codevelopment and cocommercialization of AVAPRO/AVALIDE* (irbesartan), an angiotensin II receptor antagonist indicated for the treatment of hypertension, and PLAVIX* (clopidogrel), a platelet aggregation inhibitor. The worldwide alliance operates under the framework of two geographic territories: one in the Americas and Australia and the other in Europe and Asia. Two territory partnerships were formed to manage central expenses, such as marketing, research and development and royalties, and to supply finished product to the individual countries. At the country level, agreements either to copromote (whereby a partnership was formed between the parties to sell a single brand) or to comarket (whereby the parties operate and sell their brands independently of each other) are in place.

The Company acts as the operating partner for the territory covering the Americas (principally the United States, Canada, Puerto Rico, and Latin American countries) and Australia and owns the majority financial controlling interest in this territory. As such, the Company consolidates all country partnership results for this territory and records Sanofi’s share of the results as a minority interest expense, net of taxes, amounting to $108 million and $58 million for the three months ended September 30, 2003 and 2002, respectively, and $230 million and $199 million for the nine months ended September 30, 2003 and 2002, respectively. For the three months ended September 30, 2003 and 2002, the Company recorded sales in this territory and in comarketing countries (Germany, Italy, Spain and Greece) of $876 million and $565 million, respectively, and $2,186 million and $1,741 million for the nine months ended September 30, 2003 and 2002, respectively.

Sanofi acts as the operating partner for the territory covering Europe and Asia and owns the majority financial controlling interest in this territory. In 2003, the Company accounts for the investment in partnership entities in this territory under the equity method and records its equity share of net income in the consolidated statement of earnings. The Company recorded its share of equity earnings in this territory of $61 million and $35 million for the three months ended September 30, 2003 and 2002, respectively, and $157 million and $91 million for the nine months ended September 30, 2003 and 2002, respectively.

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

Note 8. Divestitures and Discontinued Operations

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	Net Sales		Earnings from Continuing Operations Before Minority Interest and Income Taxes		Net Sales		Earnings from Continuing Operations Before Minority Interest and Income Taxes
	(dollars in millions)
	Restated 2003	Restated 2002	Restated 2003	Restated 2002	Restated 2003	Restated 2002	Restated 2003	Restated 2002
Pharmaceuticals	$3,847	$3,182	$1,205	$836	$10,843	$9,418	$3,318	$2,606
Oncology Therapeutics Network	574	494	6	3	1,652	1,368	14	12
Nutritionals	518	453	155	130	1,497	1,367	399	398
Other Healthcare	433	395	115	109	1,237	1,142	298	312

Total Segments	5,372	4,524	1,481	1,078	15,229	13,295	4,029	3,328
Corporate/Other	—	—	(120)	(971)	—	—	(258)	(1,204)

Continuing Operations	$5,372	$4,524	$1,361	$107	$15,229	$13,295	$3,771	$2,124

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

In the nine months ended September 30, 2002, Pharmaceuticals and Corporate/Other include the following items: Pharmaceuticals—$167 million of in-process research and development charges primarily related to milestone payments to ImClone; Corporate/Other—$659 million of expense primarily for BUSPAR and TAXOL® litigation settlements, $379 million pre-tax asset impairment charge for the write-down of the Company’s investment in ImClone, $79 million pre-tax restructuring charge related to work force reductions and facility closures in the Company’s Pharmaceutical Research Institute, an additional $3 million charge of which $2 million is in cost of products sold, offset by $90 million of income related to an adjustment to prior period restructuring reserves due to lower than anticipated separation and other exit payments and the cancellation of facility closures, primarily in the manufacturing network, $17 million of income related to the reversal of prior period restructuring liabilities in cost of products sold, and a $30 million gain on the sale of two branded products.

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 10. Other Expenses, Net

The components of other expense, net are:

	Three Months Ended September 30,		Nine Months Ended September 30,
	Restated 2003	Restated 2002	Restated 2003	Restated 2002
	(dollars in millions)
Interest expense	$48	$87	$207	$287
Interest income	(15)	(22)	(47)	(63)
Foreign exchange transaction losses	44	17	10	28
Other, net	2	(42)	7	(124)

Other Expense, net	$79	$40	$177	$128

Interest expense is primarily related to the $5.0 billion debt issuance in conjunction with the DuPont and ImClone transactions. In addition, interest expense was reduced by net interest-rate swap gains of $33 million and $8 million for the three months ended September 30, 2003 and 2002, respectively and $79 million and $8 million for the nine months ended September 30, 2003 and 2002, respectively. Interest income relates primarily to cash, cash equivalents and investments in marketable securities.

Note 11. Legal Proceedings and Contingencies

Information in this Note 11 pertaining to legal proceedings and contingencies has been updated for events and developments occurring subsequent to the filing of the original Form 10-Q through the filing on March 15, 2004 of the Company’s 2003 Form 10-K. This Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2003 has not been updated to reflect any events or developments occurring subsequent to March 15, 2004.

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

Note 12. Comprehensive Income (Loss)

	Foreign Currency Translation	Available for Sale Securities	Deferred Loss on Effective Hedges	Minimum Pension Liability Adjustment	Total Other Accumulated Comprehensive Loss
	(dollars in millions)
Balance at December 31, 2002 (restated)	$(724)	$1	$(87)	$(94)	$(904)
Other comprehensive income (loss) (restated)	165	17	(72)	—	110

Balance at September 30, 2003 (restated)	$(559)	$18	$(159)	$(94)	$(794)

Note 13. Income Taxes

The effective income tax rate on earnings from continuing operations before minority interest and income taxes was 25.4% and 24.5% for the three and nine months ended September 30, 2003, respectively, compared to (245.8%) and 13.0% for the three and nine months ended September 30, 2002, respectively. The income tax rate for the three months ended September 30, 2002 was due primarily to low pre-tax income in the United States mainly as a result of the litigation and asset impairment charges, and an income tax benefit of $235 million due to the settlement of certain prior year tax matters and the determination by the Company as to the expected settlement of on-going tax litigation. During the nine months ended September 30, 2002, the Company also established valuation allowances of $171 million related to certain state net deferred tax assets, and state net operating loss and tax credit carryforwards. During the nine months ended September 30, 2003, the Company reversed $2 million of valuation allowances related to certain state net deferred tax assets and established additional valuation allowances of $60 million related to certain state net operating loss carryforwards. The Company does not believe that these assets are more likely than not to be realized in the future.

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

Note 14. Subsequent Events

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

Report of Independent Accountants

To the Board of Directors

and Stockholders of

Bristol-Myers Squibb Company

We have reviewed the accompanying consolidated balance sheet of Bristol-Myers Squibb Company and its subsidiaries as of September 30, 2003, and the consolidated statements of earnings, comprehensive income and retained earnings and of cash flows for each of the nine-month periods ended September 30, 2003 and 2002. These financial statements are the responsibility of the Company’s management.

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

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania

November 3, 2003, except as to Notes 2, 9 and 11,

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

Restatement of Previously Issued Financial Statements

Bristol-Myers Squibb Company (the Company) restated its consolidated balance sheet at December 31, 2002, and consolidated statements of earnings, cash flows, and comprehensive income and retained earnings for the years ended December 31, 2002 and 2001, and its financial statements for the first, second and third quarters of 2003, including comparable interim periods in 2002 (the “2003 Restatement”). The restatement affected periods prior to 2001. The impact of the restatement on such prior periods is reflected as an adjustment to retained earnings as of January 1, 2001. The restatement is reported in the Company’s Annual Report on
Form 10-K for the year ended December 31, 2003 (2003 Form 10-K) and is reported in this Amendment No. 1 to the Company’s Quarterly Report for the quarterly period ended September 30, 2003 and in amendments to the Company’s Quarterly Reports on
Form 10-Q/A for the quarterly periods ended March 31, 2003 and June 30, 2003. The 2003 Restatement (i) corrects certain of the Company’s historical accounting policies to conform to U.S. generally accepted accounting principles (GAAP) and (ii) corrects certain errors made in the application of GAAP.

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

The Company determined that shipments of product to Cardinal and shipments of product to McKesson met the consignment model criteria set forth in the Company’s revenue recognition policy as of July 1, 1999 and July 1, 2000, respectively, and, continued through December 2002 for McKesson and February 2003 for Cardinal. Accordingly, the consignment model was required to be applied to such shipments. All shipments to McKesson in the first nine months of 2003, other than those for the Oncology Therapeutics Network (OTN) business, a specialty distributor of anticancer medicines and products, and all shipments to Cardinal after February 2003, were accounted for as sales upon shipment.

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

In April 2002, the Company disclosed a substantial buildup of wholesaler inventories in its U.S. pharmaceuticals business, and developed and subsequently undertook a plan to workdown in an orderly fashion these wholesaler inventory levels. To facilitate an orderly workdown, the Company’s plan included continuing to offer sales incentives, at reduced levels, to certain wholesalers. With respect to McKesson and Cardinal, the Company entered into agreements for an orderly workdown that provided for these wholesalers to make specified levels of purchases and for the Company to offer specified levels of incentives through the first quarter of 2003 for McKesson and the third quarter of 2003 for Cardinal. With the exception of the OTN business, the workdown of inventories of its pharmaceutical products held by all U.S. pharmaceuticals wholesalers was substantially completed at the end of 2003.

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

Three Months Results of Operations

Worldwide sales for the third quarter of 2003 increased 19% to $5,372 million from $4,524 million in 2002. This sales increase resulted from a 14% increase in volume, a 4% increase in foreign exchange and a 1% increase in price. Domestic sales increased 19% for the quarter, primarily as a result of continued strong prescription demand for key brands and the impact from the workdown of non-consignment wholesaler inventory in the third quarter of 2002. International sales increased 20%, including a 10% favorable foreign exchange impact. For the third quarter of 2003, $25 million of deferred revenue was reversed and recognized as sales (calculated net of sales discounts, rebates and other adjustments). The deferred revenue, recorded at gross invoice sales prices, related to the inventory of pharmaceutical products accounted for using the consignment model, was reduced to $83 million at September 30, 2003, compared to $110 million at June 30, 2003. The deferred revenue of $23 million and related consignment inventory for non-OTN products, recorded under the consignment model, will continue to be reflected on the Company’s balance sheet until the related products are sold through to the wholesalers’ customers. The sell-through of these non-OTN products to the wholesalers’ customers was substantially complete by the end of 2003.

Third quarter 2003 earnings from continuing operations before minority interest and income taxes increased to $1,361 million from $107 million in 2002 primarily as a result of higher sales in 2003, litigation settlement and asset impairment charges recorded in 2002. Net earnings from continuing operations increased 192% to $906 million in 2003 compared to $310 million in 2002. The effective income tax rate on earnings from continuing operations before minority interest and income taxes increased to 25.4% in 2003 from an income tax benefit in 2002. This income tax benefit recorded in 2002 was primarily due to the settlement of prior year tax matters. Basic and diluted earnings per share from continuing operations increased 194% each to $.47 in 2003 from $.16 in 2002. Basic and diluted average shares outstanding for the third quarter were 1,937 million and 1,944 million, respectively, in 2003 compared to 1,936 million and 1,941 million, respectively, in 2002.

Business Segments

Pharmaceuticals

Sales for the Pharmaceuticals segment in the three months ended September 30, 2003 increased 21%, including a 5% favorable foreign exchange impact, to $3,847 million from $3,182 million in 2002. Domestic pharmaceutical sales increased 23% to $2,201 million in 2003 from $1,793 million in 2002, primarily due to increased sales of PLAVIX*, AVAPRO/AVALIDE*, the PRAVACHOL franchise and total revenue for ABILIFY*, and partly due to the impact on 2002 sales from the workdown of non-consignment wholesaler inventory.

International sales for the Pharmaceuticals segment increased 19% to $1,646 million in 2003, including an 12% favorable foreign exchange impact, from $1,389 million in 2002. Sales in Europe and the Middle East increased 24%, including a 16% favorable foreign exchange impact, as a result of strong growth in PRAVACHOL, TAXOL®, PLAVIX* and Analgesic products. Japan realized sales growth of 16%, including a 2% favorable foreign exchange impact, led by growth in TAXOL® sales.

Sales of selected products in the third quarter of 2003 were as follows:

•	The Company recorded revenue for ABILIFY* for the quarter of $101 million. The schizophrenia agent was introduced in the United States in November 2002 and has achieved more than a 6% weekly new prescription share of the U.S. antipsychotic market. The Company received approval for a Supplemental New Drug Application (sNDA) for ABILIFY* for maintaining stability in patients with schizophrenia, and has submitted a sNDA for the treatment of acute mania in patients with bipolar disorder to the U.S. Food and Drug Administration (FDA). ABILIFY* is being developed and marketed by the Company and its partner Otsuka Pharmaceutical Co., Ltd.

•	Worldwide sales of the PRAVACHOL franchise, which includes PRAVACHOL, a cholesterol-lowering agent and the Company’s largest selling product, increased 16%, including a 6% favorable foreign exchange impact, to $787 million. In August 2003, PRAVIGARD™ PAC (Buffered Aspirin and Pravastatin Sodium) tablets were launched in the United States.

•	Sales of PLAVIX*, a platelet aggregation inhibitor, increased 57% to $694 million. Sales of AVAPRO/AVALIDE*, an angiotensin II receptor blocker for the treatment of hypertension, increased 48% to $182 million. AVAPRO/AVALIDE*, and PLAVIX* are cardiovascular products that were launched from the alliance between the Company and Sanofi-Synthelabo.

•	TAXOL® and PARAPLATIN, the Company’s leading anti-cancer agents, had sales of $238 million and $245 million, respectively. International sales of TAXOL® increased 22%, including favorable foreign exchange of 12%, to $229 million, led by strong sales growth in Japan, while domestic sales increased 13% to $9 million. Generic competition for TAXOL® in Europe is expected to begin in the fourth quarter. PARAPLATIN worldwide sales increased 1% to $245 million.

•	Sales of SUSTIVA®, an anti-retroviral for the treatment of HIV/AIDS, were $95 million, a decrease of 14% over the prior year.

•	Sales for REYATAZ™, a novel protease inhibitor for the treatment of HIV/AIDS launched in the United States in July 2003, were $39 million.

•	Sales of the GLUCOPHAGE* franchise increased 24% to $236 million. GLUCOPHAGE* IR sales remained at prior year levels at $36 million, while GLUCOVANCE* sales grew 44% to $91 million, and GLUCOPHAGE* XR (Extended Release) tablets sales grew 14% to $103 million. Generic competition for GLUCOPHAGE* XR is expected to begin in the fourth quarter.

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

	Three Months Ended September 30, 2003		Three Months Ended September 30, 2002
	% Change in U.S. Net Sales (Restated)(a)	% Change in Total U.S. Prescriptions(b)	% Change in U.S. Net Sales (Restated)(a)	% Change in Total U.S. Prescriptions(b)
	(unaudited)
PRAVACHOL	9	4	17	2
PLAVIX*	54	28	16	34
AVAPRO/AVALIDE*	60	14	(16)	15
ZERIT	(66)	(25)	35	(16)
SUSTIVA	(39)	18	—	13
GLUCOVANCE*	47	1	(45)	35
GLUCOPHAGE*XR	14	(1)	(7)	46
VIDEX/VIDEX EC	(47)	4	19	7

(a)	Reflects change in net sales in dollar terms, including change in average selling prices and wholesaler buying patterns.
(b)	Reflects change in total prescriptions in unit terms, based on third-party data.

Earnings before minority interest and income taxes for the Pharmaceuticals segment increased to $1,205 million in the third quarter of 2003 from $836 million in 2002 primarily due to higher sales and favorable product mix. This was partially offset by increased advertising and product promotion on existing in-line products and to support new product launches.

Oncology Therapeutics Network

Sales by OTN increased 16% to $574 million from $494 million in 2002.

Earnings before minority interest and income taxes increased to $6 million in 2003 from $3 million in 2002.

Nutritionals

Sales for the Nutritionals segment were $518 million for the three months ended September 30, 2003, an increase of 14%, with a 1% unfavorable foreign exchange impact, from the prior year levels. International sales increased 9%, including a 1% unfavorable foreign exchange impact, while U.S. sales increased 19% primarily due to the relatively low sales base in the third quarter of 2002. Mead Johnson continues to be the leader in the U.S. infant formula market. ENFAMIL, the Company’s largest-selling infant formula, had sales of $209 million, an increase of 6% from the prior year. Sales of ENFAGROW, a children’s nutritional supplement, increased 22% to $39 million.

Earnings before minority interest and income taxes for the Nutritionals segment increased to $155 million in 2003 from $130 million in 2002. This increase is primarily due to higher sales and favorable product mix, partially offset by modification of a copromotion arrangement for CEFZIL with the Pharmaceuticals segment.

Other Healthcare

Sales in the Other Healthcare segment increased 10%, including a 5% favorable foreign exchange impact, to $433 million. The Other Healthcare segment is comprised of the ConvaTec, Medical Imaging and Consumer Medicines (United States and Japan) businesses.

•	ConvaTec sales for the three months ended September 30, 2003 increased 21%, including a 9% favorable foreign exchange impact, to $219 million. Sales of ostomy products increased 20% to $132 million, while sales of modern wound care products increased 24% to $84 million.

•	Medical Imaging sales for the three months ended September 30, 2003, increased 12%, including a 2% favorable foreign exchange impact, to $129 million. The increase in Medical Imaging sales was primarily due to an 11% increase in CARDIOLITE sales to $83 million in 2003 from $75 million in 2002.

•	Consumer Medicines sales for the three months ended September 30, 2003 decreased 14% including a 1% favorable foreign exchange impact to $85 million, primarily due to lower U.S. sales of EXCEDRIN and lower international sales of BUFFERIN.

Earnings before minority interest and income taxes for the Other Healthcare segment increased to $115 million in 2003 from $109 million in 2002, primarily due to an increase in sales.

Expenses

Total expenses for the three months ended September 30, 2003, as a percentage of sales, decreased to 74.7% from 97.6% in 2002. During the third quarter of 2003 and 2002, the Company recorded several significant items that affected the comparability of the results of the periods presented herein:

	Three Months Ended September 30,
	Restated 2003	Restated 2002
	(unaudited, dollars in millions)
Litigation charge, net	$(4)	$569
Asset impairment for ImClone	—	379
Acquired in-process research and development	—	7
Restructuring and other items (1)	55	(28)

	51	927
Income taxes/ (benefit) on items above	(13)	(352)
Settlement of prior year tax matters	—	(235)

	$38	$340

(1)	Restructuring and other items consist of the following:

Three Months Ended September 30, 2003 (restated)

	Cost of Products Sold	R&D	Provision for Restructuring and Other	Total
	(unaudited, dollars in millions)
Up-front payments for two licensing agreements	$—	$21	$—	$21
Accelerated depreciation of assets	21	—	—	21
Termination benefits and other exit costs	—	—	9	9
Relocation expenses	—	—	7	7
Retention benefits	—	—	1	1
Change in estimates	—	—	(4)	(4)

	$21	$21	$13	$55

Three Months Ended September 30, 2002 (restated)

	Cost of Products Sold	Provision for Restructuring and Other	Total
	(unaudited, dollars in millions)
Termination benefits	$—	$41	$41
Other exit costs	—	38	38
Change in estimates	(17)	(90)	(107)

	$(17)	$(11)	$(28)

For additional information, see “Item 1. Restated Financial Statements—Note 3. Restructuring and Other Items,” “—Note 7. Alliances and Investments,” “—Note 11. Legal Proceedings and Contingencies,” and “—Note 13. Income Taxes” to the consolidated financial statements included in this Form 10-Q/A.

Cost of products sold, as a percentage of sales, decreased to 35.9% in 2003 from 36.9% in 2002. This decrease is primarily due to higher average selling prices, strong growth and favorable product mix in the U.S. Pharmaceuticals business, partially offset by sales growth in the lower margin OTN oncology distribution business. In 2003, cost of products sold includes $21 million of accelerated depreciation of assets in manufacturing facilities in North America expected to be closed by the end of 2006. In 2002, cost of products sold includes a $17 million adjustment made to reflect the reversal of inventory reserves associated with cancelled projects.

As a percentage of sales, marketing, selling and administrative expenses decreased to 21.4% in the third quarter of 2003 from 21.9% in 2002. Marketing, selling, and administrative expenses increased 16% to $1,151 million in 2003 from $993 million in 2002. This increase is primarily due to increased sales support in the Pharmaceuticals segment, in particular for ABILIFY* and AVAPRO/AVALIDE* in the United States, and unfavorable foreign exchange impact, principally related to the EURO.

Expenditures for advertising and promotion in support of new and existing products increased 26% to $332 million in 2003 from $263 million in 2002, primarily as a result of promotional support for ABILIFY* in the United States.

Research and development expenditures increased 5% to $565 million in 2003 from $537 million in 2002. Pharmaceutical research and development spending increased 2% from the prior year, attributable to in-licensing payments and, as a percentage of pharmaceutical sales, was 13.6% in the third quarter of 2003 and 16.1% in the third quarter of 2002 due to higher sales.

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

Litigation charges, net of settlement income, were $4 million of income in 2003 and $569 million of expense in 2002. The $569 million in 2002 primarily related to BUSPAR and TAXOL proposed settlements. For additional information on litigations, see “Item 1. Restated Financial Statements—Note 11. Legal Proceedings and Contingencies.”

Equity in net income of affiliates for the three months ended September 30, 2003 was $54 million compared to $28 million in 2002. Equity in net income of affiliates principally related to the Company’s joint venture with Sanofi and investment in ImClone. In 2003, the increase in equity in net income of affiliates reflects higher net income in the Sanofi joint venture. For additional information on equity in net income of affiliates, see “Item 1. Restated Consolidated Financial Statements—Note 7. Alliances and Investments.”

Other expense, net increased to $79 million in the third quarter of 2003 from $40 million in the third quarter of 2002. Other expense, net primarily includes net interest expense, interest income, foreign exchange gains and losses, royalty income, and gains and losses on disposal of property, plant and equipment.

The effective income tax rate on earnings from continuing operations before minority interest and income taxes was 25.3% compared with a benefit of 245.8% in 2002. The effective tax rate in 2002 was due primarily to lower pre-tax income in the United States mainly as a result of the litigation and asset impairment charges recorded, and an income tax benefit of $235 million due to the settlement of certain prior year tax matters and the determination by the Company as to the expected settlement of ongoing tax litigation. For a discussion of the recent reorganization of the structure of the ownership of non-U.S. subsidiaries and possible tax liability, which could be material, see “Item 1. Restated Financial Statements—Note 13. Income Taxes.”

Nine Months Results of Operations

Worldwide sales for the first nine months of 2003 increased 15% to $15,229 million from $13,295 million in 2002. This sales increase resulted from an 8% increase in volume, a 4% increase in foreign exchange and a 3% increase in price. Domestic sales increased 12% and international sales increased 19%, including a 10% favorable foreign exchange impact. For the first nine months of 2003, $311 million of deferred revenue was reversed and recognized as sales (calculated net of sales discounts, rebates and other adjustments). The deferred revenue, recorded at gross invoice sales prices, related to the inventory of pharmaceutical products accounted for using the consignment model, was reduced to $83 million at September 30, 2003, compared to $470 million at December 31, 2002. The deferred revenue of $23 million and related consignment inventory for non-OTN products, recorded under the consignment model will continue to be reflected on the Company’s balance sheet until the related products are sold through to the wholesalers’ customers. The sell-through of these non-OTN products to the wholesalers’ customers was substantially complete by the end of 2003.

For the nine months ended September 30, 2003, earnings from continuing operations before minority interest and income taxes increased 78% to $3,771 million from $2,124 million in 2002. The increase was mainly driven by increased sales, partially offset by an unfavorable product mix and increased investment in advertising and promotion spending as well as an increase in sales force expenses. In 2003, net earnings from continuing operations increased 59% to $2,600 million compared to $1,640 million in 2002. The effective income tax rate on earnings from continuing operations, before minority interest and income taxes increased to 24.5% in 2003 from 13.0% in 2002. Basic earnings per share from continuing operations increased 58% to $1.34 in 2003 from $.85 in 2002. Diluted earnings per share from continuing operations increased 60% to $1.34 in 2003 from $.84 in 2002. Basic and diluted average shares outstanding for the nine months were 1,936 million and 1,942 million, respectively, in 2003 compared to 1,936 million and 1,943 million, respectively, in 2002.

Business Segments

Pharmaceuticals

Sales for the Pharmaceuticals segment in the nine months ended September 30, 2003 increased 15%, including a 5% favorable foreign exchange impact, to $10,843 million from $9,418 million in 2002. Domestic pharmaceutical sales increased 14% to $6,164 million in 2003 from $5,430 million in 2002, primarily due to increased sales of PLAVIX*, the PRAVACHOL franchise, AVAPRO/AVALIDE* and total revenue for ABILIFY*, and partly due to the impact on 2002 sales from the workdown of non-consignment wholesaler inventory. International sales for the Pharmaceuticals segment increased 17% to $4,679 million in 2003, including an 11% favorable foreign exchange impact, from $3,988 million in 2002. Sales in Europe and the Middle East increased 21%, including a 17% favorable effect of foreign exchange. Strong growth in PRAVACHOL, TAXOL®, PLAVIX* and Analgesic products were partially offset by price declines in Germany and Italy. Japan realized sales growth of 17%, including a 7% favorable foreign exchange impact, led by growth in TAXOL® sales.

Sales of selected products for the nine months ended September 30, 2003 were as follows:

•	The Company recorded revenue for ABILIFY* for the nine months of $203 million.

•	Worldwide sales of the PRAVACHOL franchise, which includes PRAVACHOL, a cholesterol-lowering agent and the Company’s largest selling product, increased 26%, including a 7% favorable foreign exchange impact, to $2,098 million. In August 2003, PRAVIGARD™ PAC (Buffered Aspirin and Pravastatin Sodium) tablets were launched in the United States.

•	Sales of PLAVIX*, a platelet aggregation inhibitor, increased 25% to $1,659 million. Sales of AVAPRO/AVALIDE*, an angiotensin II receptor blocker for the treatment of hypertension, increased 28% to $527 million. AVAPRO/AVALIDE*, and PLAVIX* are cardiovascular products that were launched from the alliance between Bristol-Myers Squibb and Sanofi-Synthelabo.

•	TAXOL® and PARAPLATIN, the Company’s leading anti-cancer agents, had sales of $695 million and $701 million, respectively. International sales of TAXOL® increased 24%, including favorable foreign exchange of 14%, to $644 million, led by strong sales growth in Japan, while domestic sales decreased 59% to $51 million due to generic competition. PARAPLATIN sales increased 22% to $701 million primarily driven by sales in the United States.

•	Sales of SUSTIVA, an anti-retroviral for the treatment of HIV/AIDS, were $405 million, an increase of 16% over the prior year.

•	Sales for REYATAZ™, a novel protease inhibitor for the treatment of HIV/AIDS launched in the United States in July 2003, were $39 million.

•	Sales of the GLUCOPHAGE* franchise increased 20% to $723 million. GLUCOPHAGE*IR sales were $99 million, while GLUCOVANCE* sales grew 84% to $315 million, and GLUCOPHAGE*XR (Extended Release) tablets sales grew 23% to $306 million. Generic competition for GLUCOPHAGE*XR is expected to begin in the fourth quarter.

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

	Nine Months Ended September 30, 2003		Nine Months Ended September 30, 2002
	% Change in U.S. Net Sales Restated(a)	% Change in Total U.S. Prescriptions(b)	% Change in U.S. Net Sales Restated(a)	% Change in Total U.S. Prescriptions(b)
	(unaudited)
PRAVACHOL/PRAVIGARD PAC	23	2	5	7
PLAVIX	21	29	54	36
AVAPRO/AVALIDE*	21	14	15	13
ZERIT	(27)	(23)	(8)	(14)
SUSTIVA	10	19	—	9
GLUCOVANCE*	85	5	(33)	61
GLUCOPHAGE*XR	23	2	42	116
VIDEX/VIDEX EC	(14)	3	13	8

(a)	Reflects change in net sales in dollar terms, including change in average selling prices and wholesaler buying patterns.
(b)	Reflects change in total prescriptions in unit terms, based on third-party data.

Earnings before minority interest and income taxes for the Pharmaceuticals segment increased to $3,318 million in 2003 from $2,606 million in 2002. The increase in earnings before minority interest and income taxes was driven by increased sales which were partially offset by increased advertising and product promotion spending on new and existing in-line products.

Oncology Therapeutics Network

Sales by OTN increased 21% to $1,652 million from $1,368 million in 2002.

Earnings before minority interest and income taxes increased to $14 million in 2003 from $12 million in 2002, primarily due to an increase in sales.

Nutritionals

Sales for the Nutritionals segment were $1,497 million for the nine months ended September 30, 2003, an increase of 10%, including a 1% unfavorable foreign exchange impact, from the prior year. International sales increased 9%, including a 2% unfavorable foreign exchange impact, and U.S. sales increased 10%. Mead Johnson continues to be the leader in the U.S. infant formula market. ENFAMIL, the Company’s largest-selling infant formula, had sales of $607 million, an increase of 6% from the prior year. Sales of ENFAGROW, a children’s nutritional supplement, increased 36% to $118 million.

Earnings before minority interest and income taxes for the Nutritionals segment increased to $399 million in 2003 from $398 million in 2002, primarily due to an increase in sales.

Other Healthcare

Sales in the Other Healthcare segment increased 8%, including a 5% favorable foreign exchange impact, to $1,237 million. The Other Healthcare segment is comprised of the ConvaTec, Medical Imaging and Consumer Medicines (United States and Japan) businesses.

•	ConvaTec sales for the nine months ended September 30, 2003 increased 14%, including a 9% favorable foreign exchange impact, to $602 million. Sales of ostomy products increased 13% to $370 million, while sales of modern wound care products increased 15% to $225 million.

•	Medical Imaging sales for the nine months ended September 30, 2003, increased 11%, including a 1% favorable foreign exchange impact, to $379 million. The increase in Medical Imaging sales was primarily due to a 12% increase in CARDIOLITE sales to $244 million in 2003 from $217 million in 2002.

•	Consumer Medicines sales for the nine months ended September 30, 2003 decreased 7% to $256 million, including a 2% unfavorable foreign exchange impact, primarily due to decreased demand for EXCEDRIN.

Earnings before minority interest and income taxes for the Other Healthcare segment decreased to $298 million in 2003 from $312 million in 2002 primarily as a result of unfavorable product mix due to lower demand for EXCEDRIN and increased sales incentives during the first and second quarters of 2003 for EXCEDRIN QUICKTABS in the Consumer Medicines business.

Expenses

Total expenses for the nine months ended September 30, 2003, as a percentage of sales, decreased to 75.2% from 84.0% in 2002. During the first nine months of 2003 and 2002, the Company recorded several significant items that affected the comparability of the results of the periods presented herein:

	Nine Months Ended September 30,
	Restated 2003	Restated 2002
	(unaudited, dollars in millions)
Litigation charge, net	$(66)	$659
Asset impairment for ImClone	—	379
Restructuring and other items (1)	85	(25)
Gain on sales of business/product lines	—	(30)
Acquired in-process research and development	—	167

	19	1,150
Income taxes/ (benefit) on items above	5	(437)
Settlement of prior year tax matters	—	(235)

	$24	$478

(1)	Restructuring and other items consist of the following:

Nine Months Ended September 30, 2003 (restated)

	Cost of Products Sold	R&D	Provision for Restructuring and Other	Total
	(unaudited, dollars in millions)
Up-front payments for two licensing agreements	$—	$21	$—	$21
Accelerated depreciation of assets	35	—	—	35
Termination benefits and other exit costs	—	—	34	34
Relocation expenses	—	—	11	11
Asset impairment charges	11	—	—	11
Retention benefits	—	—	2	2
Change in estimates	—	—	(29)	(29)

	$46	$21	$18	$85

Nine Months Ended September 30, 2002 (restated)

	Cost of Products Sold	Provision for Restructuring and Other	Total
	(unaudited, dollars in millions)
Termination benefits	$—	$71	$71
Other exit costs	—	38	38
Asset write-down and impairment charges	2	27	29
Change in estimates	(17)	(146)	(163)

	$(15)	$(10)	$(25)

For additional information, see “Item 1. Restated Financial Statements—Note 3. Restructuring and Other Items,” “—Note 7. Alliances and Investments,” “—Note 8. Divestitures and Discontinued Operations,” “—Note 11. Legal Proceedings and Contingencies,” and “—Note 13. Income Taxes” to the consolidated financial statements included in this Form 10-Q/A.

Cost of products sold, as a percentage of sales, increased to 36.0% in 2003 from 35.0% in 2002. This increase is primarily due to increased sales of lower margin products from OTN partially offset by increased sales of higher margin products such as PRAVACHOL. In 2003, cost of products sold includes $35 million of accelerated depreciation of assets in manufacturing facilities in North America expected to be closed by the end of 2006 and an $11 million charge for asset impairment. In 2002, cost of products sold included a $17 million adjustment made to reflect the reversal of inventory reserves associated with cancelled projects offset by $2 million for inventory write-offs associated with the shutdown of a manufacturing facility in Puerto Rico.

As a percentage of sales, marketing, selling and administrative expenses increased slightly to 22.3% in the nine months ended September 30, 2003 from 22.1% in 2002. Marketing, selling, and administrative expenses increased 16% to $3,398 million in 2003 from $2,933 million in 2002. This increase is primarily due to increased sales support in the Pharmaceuticals segment, in particular for ABILIFY*, AVAPRO/AVALIDE*, PLAVIX* and PRAVACHOL in the United States, and unfavorable foreign exchange impact, principally related to the EURO.

Expenditures for advertising and promotion in support of new and existing products increased 25% to $1,001 million in 2003 from $800 million in 2002, primarily as a result of promotional support for ABILIFY*, the PRAVACHOL franchise and PLAVIX* in the United States.

Research and development expenditures increased 1% to $1,564 million in 2003 from $1,549 million in 2002. Pharmaceutical research and development spending decreased 1% from the prior year and, as a percentage of pharmaceutical sales, was 13.5% in the nine months ended September 30, 2003 and 15.8% in the nine months ended September 30, 2002. The decline in spending is largely due to reductions in discovery spending, including the closure of a discovery facility in Wilmington, Delaware. Research and development spending levels for the full-year 2003 were comparable to 2002 spending levels.

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

Litigation charges, net of settlement income, were $66 million income in 2003 and $659 expense in 2002. The $66 million in 2003 consists of $30 million income for patent defense cost reimbursement, $27 million in litigation settlement income, $21 million from the settlement of the anti-trust litigation involving vitamin manufacturers offset by $12 million primarily related to TAXOL and BUSPAR litigation. The $659 expense in 2002 primarily relates to BUSPAR and TAXOL proposed settlements. For additional information on litigations, see “Item 1. Restated Financial Statements—Note 11. Legal Proceedings and Contingencies.”

Equity in net income of affiliates for the first nine months of 2003 was $124 million compared to $60 million in 2002. Equity in net income of affiliates principally related to the Company’s joint venture with Sanofi and investment in ImClone. In 2003, the increase in equity in net income of affiliates reflects higher net income in the Sanofi joint venture. For additional information on equity in net income of affiliates, see “Item 1. Restated Financial Statements—Note 7. Alliances and Investments.”

Other expense, net increased to $177 million in the nine months ended September 30, 2003 from $128 million in the nine months ended September 30, 2002. Other expense, net includes net interest expense, interest income, foreign exchange gains and losses, royalty income, and gains and losses on disposal of property plant and equipment.

The effective income tax rate on earnings from continuing operations before minority interest and income taxes increased to 24.5% in 2003 from 13.0% in 2002 due primarily to the settlement of prior year tax matters in 2002. For a discussion of the recent reorganization of the structure of the ownership of non-U.S. subsidiaries and possible tax liability, which could be material, see “Item1. Restated Financial Statements—Note 13. Income Taxes.”

Developments

For a discussion of the Company’s recent developments through the filing on March 15, 2004 of the Company’s 2003 Form 10-K, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Developments” in the Company’s 2003 Form 10-K. This Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2003 has not been updated to reflect any events or developments occurring subsequent to March 15, 2004.

Financial Position

Cash, cash equivalents and marketable securities totaled approximately $5.0 billion at September 30, 2003 as compared to $4.0 billion at December 31, 2002. The Company continues to maintain a high level of working capital, amounting to $3.6 billion at September 30, 2003, increasing from $1.6 billion at December 31, 2002. Approximately $4.9 billion of such cash and cash equivalents and marketable securities was held by the Company’s foreign subsidiaries, which the Company does not expect to repatriate in the foreseeable future. Repatriation to the United States would require additional tax provisions not reflected in the consolidated financial statements. Due to the complexities in the tax laws and the assumptions that would have to be made, it is not practicable to estimate the amounts of the income taxes that would have to be provided.

Cash and cash equivalents at September 30, 2003 primarily consisted of U.S. dollar denominated bank deposits with an original maturity of three months or less. Marketable securities at September 30, 2003 primarily consisted of U.S. dollar denominated floating rate instruments with a ‘AAA/aaa’ credit rating. Due to the nature of these instruments, the Company considers it reasonable to expect that their fair market values will not be significantly impacted by a change in interest rates, and that they can be liquidated for cash at short notice.

Short-term borrowings were $1.3 billion at September 30, 2003, compared with $1.4 billion at December 31, 2002.

Long-term debt increased to $7.4 billion at September 30, 2003 from $6.3 billion at December 31, 2002 primarily due to the $1 billion notes issued in August 2003. In addition, in October 2003, the Company issued $1.2 billion of floating rate convertible debentures, maturing in 2023. These debentures are convertible into Company common stock at 24.2248 shares per $1,000 debenture ($41.28 per share), subject to increases up to a maximum of 38.7597 shares per $1,000 debenture based on increases in the market price of the stock above $41.28 per share, plus anti-dilution and certain other adjustments. In July 2003, Standard & Poor’s lowered its corporate credit and senior unsecured debt rating on the Company to AA- from AA. In addition, Standard & Poor’s affirmed its
A-1+ short-term corporate credit and commercial paper rating. In April 2003, Moody’s Investors Service reduced the Company’s long-term credit rating from Aa2 to A1. In March 2003, Moody’s confirmed the Prime-1 short-term credit rating for the Company.

Net cash provided by operating activities was $2.3 billion in the nine months ended September 30, 2003 as compared to $255 million in 2002. The increase in cash provided by operating activities in 2003 compared to 2002 is mainly attributable to income tax outflows in 2002 of $2,061 million, which primarily related to the payment of taxes on the gain arising from the sale of the Clairol business.

During the nine months ended September 30, 2003, the Company did not purchase any of its common stock. During the nine months ended September 30, 2002, the Company purchased 5 million shares of its common stock at a cost of $154 million.

For each of the three and nine month periods ended September 30, 2003 and 2002 dividends declared per common share were $.28 and $.84, respectively.

For further discussion of the Company’s financial position, liquidity and capital resources through the filing on March 15, 2004 of the Company’s 2003 Form 10-K, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Position, Liquidity and Capital Resources,” in the Company’s 2003 Form 10-K. This Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2003 has not been updated to reflect any events or developments occurring subsequent to March 15, 2004.

Retirement Benefits

For a discussion of the Company’s retirement benefits through the filing on March 15, 2004 of the Company’s 2003 Form 10-K, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2003
Form 10-K. This Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2003 has not been updated to reflect any events or developments occurring subsequent to March 15, 2004.

Critical Accounting Policies

For a discussion of the Company’s critical accounting policies through the filing on March 15, 2004 of the Company’s 2003
Form 10-K, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2003 Form 10-K. This Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2003 has not been updated to reflect any events or developments occurring subsequent to March 15, 2004.

Outlook

For a discussion of the Company’s outlook for 2004 through the filing on March 15, 2004 of the Company’s 2003 Form 10-K, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Outlook for 2004” in the Company’s 2003 Form 10-K. This Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2003 has not been updated to reflect any events or developments occurring subsequent to March 15, 2004.

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

The market risk disclosures as of the date of the original filing have not materially changed from those appearing in the Company’s 2002 Form 10-K. For further discussion of the Company’s market risk through the filing on March 15, 2004 of the Company’s 2003 Form 10-K, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk,” in the Company’s 2003 Form 10-K. This Amendment No.1 to the Company’s Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2003 has not been updated to reflect any events or developments occurring subsequent to March 15, 2004.

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

Information pertaining to controls and procedures has been updated for events and developments occurring subsequent to the filing of the original Form 10-Q through the filing on March 15, 2004 of the Company’s 2003 Form 10-K. This Amendment No.1 to the Company’s Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2003 has not been updated to reflect any events or developments occurring subsequent to March 15, 2004.

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

Financial Statements—Note 2. Restatement of Previously Issued Financial Statements for Years Ended December 31, 2002 and 2001” in the Company’s 2003 Form 10-K. Accordingly, the Company is reporting in this Amendment No. 1 to its Form 10-Q/A for the quarterly period ended September 30, 2003, its most recent evaluation of its disclosure controls and procedures which considered matters relating to the 2003 Restatement.

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

Information pertaining to legal proceedings has been updated for events and developments occurring subsequent to the filing of the original Form 10-Q through the filing on March 15, 2004 of the Company’s 2003 Form 10-K and can be found in “Item 1. Restated Financial Statements—Note 11. Legal Proceedings and Contingencies” above. This Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2003 has not been updated to reflect any events or developments occurring subsequent to March 15, 2004.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Item 4 of the original Form 10-Q/A for the quarterly period ended March 31, 2003 is hereby incorporated by reference.

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits (listed by number corresponding to the Exhibit Table of Item 601 in Regulation S-K).

Exhibit Number and Description
3c.	Restated Certificate of Incorporation (November 6, 2003)*
4j.	Five-Year Competitive Advance and Revolving Credit Facility Agreement, dated as of September 11, 2001, among Bristol-Myers Squibb Company, the borrowing subsidiaries, the lenders named in the agreement, ABN Amro Bank N.V., Bank of America, N.A. and Deutsche Bank AG, New York Branch as cosyndication agents, The Chase Manhattan Bank, as Administrative Agent and Citibank, N.A., and Deutsche Bank AG, New York Branch as co-syndication agents, The Chase Manhattan Bank, as Administrative Agent and Citibank, N.A., as Administrative Agent*
4k.	Third Supplemental Indenture, dated August 18, 2003, between Bristol-Myers Squibb Company and JP Morgan Chase Bank, as Trustee, to indenture dated June 1, 1993*
4l.	Purchase Agreement dated August 12, 2003, between Bristol-Myers Squibb Company and Goldman, Sachs & Co., J.P. Morgan Securities Inc., as representatives to the several purchasers, named in Schedule I of the Agreement, of 4.00% Senior Notes due 2008 and 5.25% Senior Notes due 2013*
4m.	Exchange and Registration Rights Agreement, dated August 18, 2003, between Bristol-Myers Squibb Company and Goldman, Sachs & Co., J.P. Morgan Securities Inc., as representatives of the several purchasers named in Schedule I to the Purchase Agreement, of 4.00% Senior Notes due 2008 and 5.25% Senior Notes due 2013*
4n.	Form of 4.00% Senior Note due 2008*
4o.	Form of 5.25% Senior Note due 2013*
4p.	Five-Year Competitive Advance and Revolving Credit Facility Agreement dated as of August 18, 2003 among Bristol-Myers Squibb Company, the Borrowing Subsidiaries, the lenders named in the Agreement, Bank of America, N.A. as Syndication Agent, JP Morgan Chase Bank, as Administrative Agent and CitiCorp North America, Inc., as Administrative Agent*
4q.	Indenture, dated October 1, 2003, between Bristol-Myers Squibb Company, as Issuer, and JP Morgan Chase Bank, as Trustee*
4r.	Registration Rights Agreement, dated October 1, 2003, between Bristol-Myers Squibb Company and Goldman, Sachs & Co., J.P. Morgan Securities Inc., as representatives of the several purchasers named in Schedule I to the Purchase Agreement, of floating rate convertible senior debentures due 2023*
4s.	Form of Floating Rate Convertible Senior Debenture Due 2023*
4t.	Purchase Agreement dated September 25, 2003, between Bristol-Myers Squibb Company and Goldman, Sachs & Co., J.P. Morgan Securities Inc., as representatives of the several purchasers named in Schedule I to the Purchase Agreement, of floating rate convertible debentures due 2023*
15.	Independent Accountants’ Awareness Letter
31a.	Section 302 Certification Letter
31b.	Section 302 Certification Letter
32a.	Section 906 Certification Letter
32b.	Section 906 Certification Letter

*	Previously filed with the Company’s original September 30, 2003 quarterly report on Form 10-Q

b) Reports on Form 8-K

On July 23, 2003, the Registrant filed a Form 8-K under Item 5 announcing the recent initiation of an internal review of sales and marketing practices. Attached as an exhibit to such Form 8-K is its press release dated July 22, 2003.

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