Form 10-Q
period 2004-03-31
BRISTOL MYERS SQUIBB CO
filed 2004-05-10
CIK 14272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

Yes ☒    No ☐

At March 31, 2004, there were 1,944,361,749 shares outstanding of the Registrant’s $.10 par value Common Stock.

BRISTOL-MYERS SQUIBB COMPANY

INDEX TO FORM 10-Q

MARCH 31, 2004

Page
PART I—FINANCIAL INFORMATION

Item 1.
Financial Statements:
Consolidated Statement of Earnings for the three months ended March 31, 2004 and 2003	3
Consolidated Statement of Comprehensive Income and Retained Earnings for the three months ended March 31, 2004 and 2003	4
Consolidated Balance Sheet at March 31, 2004 and December 31, 2003	5
Consolidated Statement of Cash Flows for the three months ended March 31, 2004 and 2003	6
Notes to Consolidated Financial Statements	7-28
Report of Independent Accountants	29

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations	30-40

Item 3.
Quantitative and Qualitative Disclosures About Market Risk	40

Item 4.
Controls and Procedures	41

PART II—OTHER INFORMATION	42

Item 1.
Legal Proceedings	42

Item 4.
Submission of Matters to a Vote of Security Holders	42

Item 6.
Exhibits and Reports on Form 8-K	42

Signatures	43

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED STATEMENT OF EARNINGS

(UNAUDITED)

	Three Months Ended March 31,
	2004	2003
	(in millions, except per share data)
EARNINGS
Net Sales	$5,181	$4,728

Cost of products sold	1,899	1,709
Marketing, selling and administrative	1,234	1,100
Advertising and product promotion	316	315
Research and development	583	475
Gain on sale of business	(295)	—
Provision for restructuring and other items, net	12	12
Litigation income	—	(21)
Equity in net income of affiliates	(75)	(22)
Other (income)/expense, net	38	(3)

Total expenses	3,712	3,565

Earnings Before Minority Interest and Income Taxes	1,469	1,163
Provision for income taxes	398	316
Minority interest, net of taxes	107	55

Net Earnings	$964	$792

Earnings per Common Share
Basic	$.50	$.41
Diluted	$.49	$.41
Average Common Shares Outstanding
Basic	1,939	1,936
Diluted	1,976	1,940
Dividends declared per Common Share	$.28	$.28

The accompanying notes are an integral part of these financial statements.

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED STATEMENT OF

COMPREHENSIVE INCOME AND RETAINED EARNINGS

(UNAUDITED)

	Three Months Ended March 31,
	2004	2003
	(dollars in millions)
COMPREHENSIVE INCOME
Net Earnings	$964	$792
Other Comprehensive Income/(Loss):
Foreign currency translation, net of tax benefit of $22 in 2004 and $86 in 2003	156	149
Deferred gains (losses) on derivatives qualifying as hedges, net of tax expense of $48 in 2004 and net of tax benefit $5 in 2003	109	(1)
Available-for-sale securities, net of tax benefit of $1 in 2004 and 2003	(1)	(2)

Total Other Comprehensive Income	264	146

Comprehensive Income	$1,228	$938

RETAINED EARNINGS
Retained Earnings, January 1	$19,439	$18,503
Net Earnings	964	792
Cash dividends declared	(544)	(542)

Retained Earnings, March 31	$19,859	$18,753

The accompanying notes are an integral part of these financial statements.

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	March 31, 2004	December 31, 2003
	(dollars in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$3,065	$2,444
Marketable securities	3,552	3,013
Receivables, net of allowances $142 and $154	3,106	3,646
Inventories, including consignment inventory	1,645	1,601
Deferred income taxes, net of valuation allowances	834	864
Prepaid expenses	530	350

Total Current Assets	12,732	11,918
Property, plant and equipment, net	5,719	5,712
Goodwill	4,831	4,836
Other intangible assets, net	1,933	1,732
Deferred income taxes, net of valuation allowances	1,068	1,234
Other assets	2,077	2,039

Total Assets	$28,360	$27,471

LIABILITIES
Current Liabilities:
Short-term borrowings	$776	$127
Accounts payable	1,687	1,893
Accrued expenses	2,627	2,967
Accrued rebates and returns	967	950
U.S. and foreign income taxes payable	633	707
Dividends payable	544	543
Accrued litigation liabilities	267	267
Deferred revenue on consigned inventory	49	76

Total Current Liabilities	7,550	7,530
Other liabilities	1,642	1,633
Long-term debt	8,635	8,522

Total Liabilities	17,827	17,685

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, $2 convertible series:
Authorized 10 million shares; issued and outstanding 7,563 in 2004 and 8,039 in 2003, liquidation value of $50 per share	—	—
Common stock, par value of $.10 per share:
Authorized 4.5 billion shares; issued 2,201,130,337 in 2004 and 2,201,012,432 in 2003	220	220
Capital in excess of par value of stock	2,447	2,477
Restricted stock	(53)	(55)
Other accumulated comprehensive loss	(591)	(855)
Retained earnings	19,859	19,439

	21,882	21,226
Less cost of treasury stock—256,768,588 common shares in 2004 and 261,029,539 in 2003	(11,349)	(11,440)

Total Stockholders’ Equity	10,533	9,786

Total Liabilities and Stockholders’ Equity	$28,360	$27,471

The accompanying notes are an integral part of these financial statements.

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2004	2003
	(dollars in millions)
Cash Flows From Operating Activities:
Net earnings	$964	$792
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	133	105
Amortization	71	73
Provision for/(benefit of) deferred income taxes	48	(54)
Litigation settlement income	—	(21)
Provision for restructuring and other items	12	12
Gain on sale of Mead Johnson Adult Nutritional business	(295)	—
Loss (gain) on disposal of property, plant and equipment	1	(9)
Undistributed (earnings)/losses of affiliates, net	(8)	26
Unfunded pension expense	40	19
Other, net	(1)	—
Changes in operating assets and liabilities:
Receivables	627	(197)
Inventories	(20)	69
Prepaid expenses	(11)	(11)
Other assets	(66)	55
Deferred revenue on consigned inventory	(27)	(296)
Litigation settlement payments	—	(544)
Accounts payable and accrued expenses	(387)	6
Product liability	(3)	(20)
U.S. and foreign income taxes payable	(25)	98
Other liabilities	28	57

Net Cash Provided by Operating Activities	1,081	160

Cash Flows From Investing Activities:
Purchases, net of sales and maturities, of marketable securities	(539)	(368)
Additions to property, plant and equipment and capitalized software	(163)	(213)
Proceeds from disposal of property, plant and equipment	3	23
Proceeds from sale of Mead Johnson Adult Nutritional business	346	—
ImClone milestone payment	(250)	—
Investment in ImClone	—	(60)
Other	—	(2)

Net Cash Used in Investing Activities	(603)	(620)

Cash Flows From Financing Activities:
Short-term borrowings, net of repayments	595	923
Long-term debt borrowings	3	52
Issuances of common stock under stock plans	63	12
Dividends paid	(543)	(542)

Net Cash Provided by Financing Activities	118	445

Effect of Exchange Rates on Cash and Cash Equivalents	25	5

Increase (Decrease) in Cash and Cash Equivalents	621	(10)
Cash and Cash Equivalents at Beginning of Period	2,444	2,367

Cash and Cash Equivalents at End of Period	$3,065	$2,357

The accompanying notes are an integral part of these financial statements.

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Basis of Presentation and New Accounting Standards

Bristol-Myers Squibb Company (the Company) prepared these unaudited consolidated financial statements following the requirements of the Securities and Exchange Commission (SEC) and U.S. generally accepted accounting principles (GAAP) for interim reporting. Under those rules, certain footnotes and other financial information that are normally required by GAAP for annual financial statements can be condensed or omitted. The Company is responsible for the consolidated financial statements included in this Form 10-Q. These consolidated financial statements include all normal and recurring adjustments necessary for a fair presentation of the Company’s financial position at March 31, 2004 and December 31, 2003, the results of its operations and cash flows for the three months ended March 31, 2004 and 2003. These consolidated financial statements and the related notes should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (2003 Form 10-K). PricewaterhouseCoopers LLP (PwC), the Company’s independent accountants, have performed a review of the unaudited consolidated financial statements included in this Form 10-Q, and their review report thereon accompanies this Form 10-Q.

Revenues, expenses, assets and liabilities can vary during each quarter of the year. Accordingly, the results and trends in these unaudited consolidated financial statements may not be the same as those for the full year.

The Company recognizes revenue when substantially all the risks and rewards of ownership have transferred to the customer, primarily at the time of shipment of products. In the case of certain sales made by the Nutritionals and Other Healthcare segments and certain non-U.S. businesses within the Pharmaceuticals segment, revenue is recognized on the date of receipt by the purchaser. Revenues are reduced at the time of sale to reflect expected returns that are estimated based on historical experience. Additionally, provisions are made at the time of sale for all discounts, rebates and estimated sales allowances based on historical experience updated for changes in facts and circumstances, as appropriate. Such provisions are recorded as a reduction of revenue.

In the case of sales made to wholesalers (i) as a result of incentives, (ii) in excess of the wholesaler’s ordinary course of business inventory level, (iii) at a time when there was an understanding, agreement, course of dealing or consistent business practice that the Company would extend incentives based on levels of excess inventory in connection with future purchases and (iv) at a time when such incentives would cover substantially all, and vary directly with, the wholesaler’s cost of carrying inventory in excess of the wholesaler’s ordinary course of business inventory level, substantially all the risks and rewards of ownership do not transfer upon shipment and, accordingly, such sales are accounted for using the consignment model. The determination of when, if at all, sales to a wholesaler meet the foregoing criteria involves evaluation of a variety of factors and a number of complex judgments. Under the consignment model, the Company does not recognize revenue upon shipment of product. Rather, upon shipment of product the Company invoices the wholesaler, records deferred revenue at gross invoice sales price and classifies the inventory held by the wholesaler as consignment inventory at the Company’s cost of such inventory. The Company recognizes revenue when the consignment inventory is no longer subject to the incentive arrangements described above, but not later than when such inventory is sold through to the wholesalers’ customers, on a first-in first-out (FIFO) basis. In 2003, the Company discontinued these incentives to its U.S. wholesalers and no longer accounts for sales under the consignment model, except for Oncology Therapeutics Network (OTN) sales.

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

The Company accounts for certain costs to obtain internal use software for significant systems projects in accordance with Statement of Position (SOP) 98-1. These costs, including external direct costs, interest costs and internal payroll and related costs for employees who are directly associated with such projects are capitalized and amortized over the estimated useful life of the software, which ranges from four to ten years. Costs to obtain software for projects that are not significant are expensed as incurred.

The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant assumptions are employed in estimates used in determining values of intangible assets, restructuring charges and accruals, sales rebate and return accruals, legal contingencies and tax assets and liabilities, as well as in estimates used in applying the revenue recognition policy and accounting for retirement and postretirement benefits (including the actuarial assumptions). Actual results could differ from the estimated results.

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

In December 2003, the Staff of the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 104 (SAB 104), Revenue Recognition, which supersedes SAB 101, Revenue Recognition in Financial Statements. SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. Additionally, SAB 104 rescinds the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the FAQ) issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The initial adoption of this accounting pronouncement did not have a material effect on the Company’s consolidated financial statements.

In December 2003, the FASB amended Statement of Financial Accounting Standards (SFAS) No. 132, Employer’s Disclosures about Pensions and Other Post Retirement Benefits. The amended Statement revises employer’s disclosures about pension plans and other post-retirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, Employers’ Accounting for Pensions, No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. Revisions included in the amended Statement are effective for financial statements for the fiscal years ended after December 15, 2003. The Company has provided the required disclosures (see “Item 1. Financial Statements—Note 14. Pension and Other Postretirement Benefit Plans” and “—Note 15. Legal Proceedings and Contingencies”).

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Statement requires that an issuer classify a financial instrument within its scope as a liability. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003; otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The initial adoption of this accounting pronouncement did not affect the consolidated financial statements.

In May 2003, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. This Issue addresses certain aspects of accounting by a vendor for arrangements under which it will perform multiple revenue generating activities. The provisions of EITF Issue No. 00-21 are effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Because the Company’s revenue recognition policies already conformed to the requirements of the consensus, its initial adoption did not affect the consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends SFAS No. 133 by requiring that contracts with comparable characteristics be accounted for similarly. Specifically, the Statement clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying to conform with Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45) (discussed below) and amends certain other existing pronouncements. The provisions of SFAS No. 149 are effective for contracts entered or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. The initial adoption of this accounting pronouncement did not have a material effect on the consolidated financial statements.

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Basis of Presentation and New Accounting Standards (Continued)

In January 2003, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 46 (FIN 46 or Interpretation), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN 46 clarifies the application of Accounting Research Bulletin (ARB) No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties; such entities are known as variable interest entities (VIEs). The FASB issued a revision to FIN 46 (FIN 46-R) in December 2003. FIN 46-R is effective for the interim period ending March 31, 2004 for all new or existing VIEs. The adoption of FIN 46 had no effect on the Company’s financial statements.

If an entity does not meet the definition of a VIE under FIN 46, the Company accounts for the entity under the provisions of SFAS No. 94 Consolidation of All Majority-Owned Subsidiaries, which requires that the Company consolidate all majority (more than 50%) owned subsidiaries where it has the ability to exercise control. The Company accounts for 50% or less owned companies over which it has the ability to exercise significant influence using the equity method of accounting under the provisions of Accounting Principles Board (APB) Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. The Company’s share of net income or losses of equity investments is included in equity in net income of affiliates in the consolidated statement of earnings. The Company periodically reviews these equity investments for impairment and adjusts these investments to their fair value when a decline in market value is deemed to be other than temporary.

Investments in securities, comprised of marketable equity securities and securities and investments for which market values are not readily available, are included in other assets. Marketable equity securities are classified as available-for-sale and reported at fair value. Fair value is based on quoted market prices as of the end of the reporting period. Securities and investments for which market values are not readily available are carried at cost. Unrealized gains and losses are reported, net of their related tax effects, as a component of accumulated other comprehensive income (loss) in stockholders’ equity until sold. At the time of sale, any gains or losses are calculated by the specific identification method and recognized in other (income)/expense. Losses are also recognized in income when a decline in market value is deemed to be other than temporary.

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

In accordance with SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, the following table summarizes the Company’s results on a pro forma basis as if it had recorded compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, Accounting for Stock-Based Compensation, for the three months ended March 31, 2004 and 2003:

	Three Months Ended March 31,
	2004	2003
	(dollars in millions, except per share data)
Net Earnings:
As reported (including restricted stock amortization, net of related taxes, $4 in 2004 and $3 in 2003)	$964	$792
Deduct : Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(14)	(26)

Pro forma	$950	$766

Basic earnings per share:
As reported	$.50	$.41
Pro forma	.49	.40
Diluted earnings per share:
As reported	$.49	$.41
Pro forma	.48	.39

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 2. Alliances and Investments

Sanofi-Synthelabo

The Company has agreements with Sanofi-Synthelabo (Sanofi) for the codevelopment and cocommercialization of AVAPRO*/AVALIDE* (irbesartan), an angiotensin II receptor antagonist indicated for the treatment of hypertension, and PLAVIX* (clopidogrel), a platelet aggregation inhibitor. The worldwide alliance operates under the framework of two geographic territories; one in the Americas (principally the United States, Canada, Puerto Rico and Latin American countries) and Australia and the other in Europe and Asia. Accordingly, two territory partnerships were formed to manage central expenses, such as marketing, research and development and royalties, and to supply finished product to the individual countries. In general, at the country level, agreements either to copromote (whereby a partnership was formed between the parties to sell each brand) or to comarket (whereby the parties operate and sell their brands independently of each other) are in place. The agreements expire on the later of (i) with respect to PLAVIX*, 2013 and, with respect to AVAPRO*/AVALIDE*, 2012 in the Americas and Australia and 2013 in Europe and Asia and (ii) the expiration of all patents and other exclusivity rights in the applicable territory.

The Company acts as the operating partner for the territory covering the Americas and Australia and owns a 50.1% majority controlling interest in this territory. Sanofi’s ownership interest in this territory is 49.9%. As such, the Company consolidates all country partnership results for this territory and records Sanofi’s share of the results as a minority interest, net of taxes, which was $101 million and $52 million for the three months ended March 31, 2004 and 2003, respectively. For the three months ended March 31, 2004 and 2003, the Company recorded sales in this territory and in comarketing countries (Germany, Italy, Spain and Greece) of $894 million and $583 million, respectively.

Sanofi acts as the operating partner of the territory covering Europe and Asia and owns a 50.1% majority financial controlling interest in this territory. The Company’s ownership interest in this territory is 49.9%. The Company accounts for the investment in partnership entities in this territory under the equity method and records its share of the results in equity in net income of affiliates in the consolidated statement of earnings. The Company’s share of net income from these partnership entities before taxes was $74 million and $45 million for the three months ended March 31, 2004 and 2003, respectively.

In 2001, the Company and Sanofi formed an alliance for the copromotion of irbesartan, as part of which the Company contributed the irbesartan distribution rights in the United States and Sanofi paid the Company a total of $350 million in 2002 and 2001. The Company accounted for this transaction as a sale of an interest in a license and deferred and amortized the $350 million into other income over the expected useful life of the license, which is approximately eleven years. The Company recognized in other income $8 million in each of the three month periods ended March 31, 2004 and 2003.

Otsuka

The Company has a worldwide commercialization agreement with Otsuka Pharmaceutical Co., Ltd. (Otsuka), to codevelop and copromote ABILIFY* (aripiprazole), an antipsychotic agent indicated for schizophrenia and related psychotic disorders. Total milestone payments made to Otsuka from 1999 through December 2002 were $207 million, of which $157 million was expensed as acquired in-process research and development in 1999. The $50 million of capitalized payments are being amortized over the remaining life of the agreement, which is approximately 9 years.

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

The Company also has an exclusive right to sell ABILIFY* in a number of countries in Europe, the Americas and Asia. In these countries, as sales commence, the Company will record 100% of the net sales and related cost of sales.

The agreement expires in November 2012 in the United States and Puerto Rico. For the countries in the European Union where the Company has the exclusive right to sell ABILIFY*, on the tenth anniversary of the first commercial sale in the European Union. In each other country where the Company has the exclusive right to sell ABILIFY*, the agreement expires on the later of the tenth anniversary of the first commercial sale in such country and expiration of the applicable patent in such country.

The Company recorded revenue for ABILIFY* of $115 million and $37 million for the three months ended March 31, 2004 and 2003.

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 2. Alliances and Investments (Continued)

ImClone

The Company has a commercialization agreement expiring in September 2018 with ImClone, a biopharmaceutical company focused on developing targeted cancer treatments, for the codevelopment and copromotion of ERBITUX* in the United States. In February 2004, the U.S. Food and Drug Administration (FDA) approved the Biologics License Application (BLA) for ERBITUX* for use in combination with irinotecan in the treatment of patients with Epidermal Growth Factor Receptor (EGFR) expressing, metastatic colorectal cancer who are refractory to irinotecan-based chemotherapy and for use as a single agent in the treatment of patients with EGFR expressing, metastatic colorectal cancer who are intolerant to irinotecan-based chemotherapy. In April 2004, the FDA accepted for filing and review ImClone’s Chemistry, Manufacturing and Controls supplemental BLA for licensure of its BB36 manufacturing facility. In accordance with the terms of the agreement, the Company paid ImClone $200 million, of which $140 million was paid in March 2002 and $60 million was paid in March 2003. The Company paid $250 million in March 2004 as a milestone payment for the initial approval of ERBITUX*. An additional $250 million is payable upon FDA approval for use in treating an additional tumor type. Under the agreement, ImClone will receive a distribution fee based on a flat rate of 39% of product revenues in North America. In addition, the Company also has codevelopment and copromotion rights in Canada and Japan to the extent the product is commercialized in such countries.

With respect to the $200 million of milestone payments the Company paid ImClone in 2002 and 2003, $160 million was expensed in the first quarter of 2002 as acquired in-process research and development, and $40 million was recorded as an additional equity investment to eliminate the income statement effect of the portion of the milestone payment for which the Company has an economic claim through its ownership interest in ImClone. The Company accounts for the $250 million approval milestone paid in March 2004 as a license acquisition and amortizes the payment into cost of sales over the expected useful life of the license, which is approximately fourteen years. The Company amortized into cost of sales $1 million for the three months ended March 31, 2004.

In the first quarter of 2004 and 2003, the Company recorded $1 million and $23 million, respectively, of net loss for its share of ImClone’s losses. Included in 2003 was a $12 million charge reflecting the Company’s estimate of its share of ImClone’s net losses related to ImClone’s restatement of its 2001 and later financial statements and certain of its earlier financial statements for certain withholding tax liabilities associated with the exercise of warrants and options held by its current and former officers, directors and employees. The Company records its share of the results in equity in net income of affiliates in the consolidated statement of earnings. The Company recorded net sales for ERBITUX* of $17 million since its approval by the FDA in February 2004.

The Company’s recorded investment in ImClone common stock as of March 31, 2004 was $63 million. On a per share basis, the carrying value of the ImClone investment and the closing market price of the ImClone shares as of March 31, 2004 were $4.34 and $50.75, respectively.

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 3. Restructuring and Other Items

In the first quarter of 2004, the Company recorded a pre-tax charge of $12 million related to the termination benefits and other related costs for workforce reductions and downsizing and streamlining of worldwide operations primarily in Israel and the United States. Of this charge, $8 million relates to employee termination benefits and related expenses for approximately 90 selling and administrative personnel, and $1 million relates to asset impairments. The Company also recorded $2 million of expense related to the consolidation of certain research facilities and $1 million of retention bonuses.

Additionally, the Company recorded $17 million in accelerated depreciation and assets impairments, of which $13 million was recorded to cost of goods sold, and $4 million to other income/expense, related to the closure of certain manufacturing facilities in North America expected to close by the end of 2006. These assets will continue to be depreciated until the facility closures are complete. The Company also paid $5 million to Flamel Technologies as part of an in-license agreement related to the product Basulin.

The following table presents a detail of the charges by segment and type for the three months ended March 31, 2004. The Company expects to substantially complete these activities by late 2004.

	Employees	Termination Benefits	Other Exit Costs	Asset Write- Downs	Relocation and Retention	Total
Pharmaceuticals	67	$3	$3	$1	$3	$10
Corporate	23	2	—	—	—	2

Restructuring and other as reflected in the statement of earnings	90	$5	$3	$1	$3	$12

In the first quarter of 2003, the Company recorded a pre-tax charge of $12 million, related to termination benefits for workforce reductions of 340 manufacturing employees in the Pharmaceuticals segment and downsizing and streamlining of worldwide manufacturing operations. In addition, the Company recorded $10 million in cost of products sold for asset impairments and $4 million in cost of products sold for accelerated depreciation of certain manufacturing facilities in North America expected to be closed by the end of 2004. These assets will continue to be depreciated until the facility closures are complete.

Restructuring charges and spending against accrued liabilities associated with prior and current actions are as follows:

	Employee Termination Liability	Other Exit Cost Liability	Total
	(dollars in millions)
Balance at December 31, 2002	$67	$42	$109
Charges	47	3	50
Spending	(56)	(35)	(91)
Changes in Estimate	(7)	(3)	(10)

Balance at December 31, 2003	51	7	58
Charges	5	3	8
Spending	(8)	—	(8)

Balance at March 31, 2004 (unaudited)	$48	$10	$58

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 4. Divestitures

In February 2004, the Company completed the divestiture of its Adult Nutritional Business to Novartis for $385 million, including $20 million contingent on contractual requirements and a $22 million upfront payment for a supply agreement. The Company recorded a preliminary pre-tax gain of $295 million, which included a $5 million reduction in Company goodwill associated with the Mead Johnson product lines. In the future, the Company expects to receive additional payments from Novartis on fulfillment of conditions related to the product line. The Company will record future adjustments to the gain upon the satisfaction of the contractual requirements and other post-closing matters.

Note 5. Earnings Per Share

The numerator for both basic and diluted earnings per share is net earnings available to common stockholders. The denominator for basic earnings per common share is the weighted average number of common shares outstanding during the period. The denominator for diluted earnings per common share is the weighted average number of common shares outstanding during the period, plus the incremental shares outstanding assuming the exercise of dilutive stock options. The computations for basic and diluted earnings per common share are as follows:

	Three Months Ended March 31,
	2004	2003
	(in millions, except per share data)
Basic:
Net Earnings	$964	$792

Average Common Shares Outstanding	1,939	1,936

Net Earnings per Share	$.50	$.41

Diluted:
Net Earnings	$964	$792
Interest Expense on Convertible Debt, net of tax	1	—

	$965	$792

Average Common Shares Outstanding	1,939	1,936
Conversion of Convertible Debt Bonds	29	—
Incremental Shares Outstanding Assuming the Exercise of Dilutive Stock Options	8	4

	1,976	1,940

Net Earnings per Share	$.49	$.41

Weighted-average shares issuable upon the exercise of stock options, which were not included in the diluted earnings per share calculation because they were not dilutive, were 133 million for the three month period ended March 31, 2004 and 120 million for the three month period ended March 31, 2003.

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 6. Other (Income)/Expense, Net

The components of other (income)/expense, net are:

	Three Months Ended March 31,
	2004	2003
	(dollars in millions)
Interest expense	$69	$81
Interest income	(17)	(20)
Foreign exchange transaction (gains)/losses	17	(40)
Other, net	(31)	(24)

Other (income)/expense, net	$38	$(3)

Interest expense is primarily related to the $5.0 billion debt issuance in conjunction with the DuPont and ImClone transactions. In addition, interest expense was reduced by net interest rate swap gains of $41 million and $22 million for the three months ended March 31, 2004 and 2003, respectively. Interest income relates primarily to cash, cash equivalents and investments in marketable securities.

Note 7. Income Taxes

The effective income tax rate on earnings before minority interest and income taxes was 27.1% for the three months ended March 31, 2004 and 27.2% for the three months ended March 31, 2003. The rate was affected by an increase in foreign tax credits due to a reorganization of foreign subsidiaries offset by a greater percentage of U.S. pre-tax earnings resulting from the sale of the Adult Nutritional business. U.S. federal income taxes have not been provided on substantially all of the unremitted earnings of non-U.S. subsidiaries, since it is management’s practice and intent to indefinitely postpone their remittance.

Note 8. Inventories

The major categories of inventories follow:

	March 31, 2004	December 31, 2003
	(dollars in millions)
Finished goods	$1,008	$1,001
Work in process	441	416
Raw and packaging materials	193	180
Consignment inventory	3	4

	$1,645	$1,601

Note 9. Property, Plant and Equipment

The major categories of property, plant and equipment follow:

	March 31, 2004	December 31, 2003
	(dollars in millions)
Land	$245	$241
Buildings	4,358	3,917
Machinery, equipment and fixtures	4,391	4,197
Construction in progress	599	1,087

	9,593	9,442
Less accumulated depreciation	3,874	3,730

Property, plant and equipment, net	$5,719	$5,712

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 10. Goodwill

The changes in the carrying amount of goodwill for the year ended December 31, 2003 and the three months ended March 31, 2004, were as follows:

	Pharmaceuticals Segment	Nutritionals Segment	Other Healthcare Segment	Total
	(dollars in millions)
Balance as of December 31, 2002 and 2003	$4,528	$118	$190	$4,836
Goodwill allocation of divested Adult Nutritional Business	—	(5)	—	(5)

Balance as of March 31, 2004	$4,528	$113	$190	$4,831

Note 11. Intangible Assets

As of March 31, 2004 and December 31, 2003, intangible assets consisted of the following:

	March 31, 2004	December 31, 2003
	(dollars in millions)
Patents / Trademarks	$254	$253
Licenses	461	248
Technology	1,783	1,783

	2,498	2,284
Accumulated Amortization	565	552

Net Carrying Amount	$1,933	$1,732

Amortization expense for intangible assets (the majority of which is included in cost of products sold) for the three months ended March 31, 2004 and 2003 was $49 million and $59 million, respectively. Expected amortization expense through 2009 related to the current balance of intangible assets is as follows:

(dollars in millions)
For the year ended December 31:
2004	$163
2005	218
2006	215
2007	214
2008	213
2009	208

Note 12. Accumulated Other Comprehensive Income (Loss)

	Foreign Currency Translation	Available for Sale Securities	Deferred Loss on Effective Hedges	Minimum Pension Liability Adjustment	Total Accumulated Other Comprehensive Loss
	(dollars in millions)
Balance at December 31, 2003	$(491)	$24	$(258)	$(130)	$(855)
Other comprehensive income (loss)	156	(1)	109	—	264

Balance at March 31, 2004	$(335)	$23	$(149)	$(130)	$(591)

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 13. Business Segments

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

	Three Months Ended March 31,
	Net Sales		Earnings Before Minority Interest and Income Taxes
	(dollars in millions)
	2004	2003	2004	2003
Pharmaceuticals	$3,691	$3,365	$1,035	$1,024
Oncology Therapeutics Network	555	520	5	3
Nutritionals	502	458	178	100
Other Healthcare	433	385	118	74

Total Segments	5,181	4,728	1,336	1,201
Corporate/Other	—	—	133	(38)

Total Company	$5,181	$4,728	$1,469	$1,163

Corporate/Other principally consists of interest expense, income, certain administrative expenses and allocations to the segments. In 2004, Pharmaceuticals and Corporate/Other include the following items: Pharmaceuticals—$16 million of accelerated depreciation for facilities expected to be abandoned, $2 million of relocation expenses and $1 million of retention benefits. Corporate/Other—$295 million of pre-tax gain on the sale of the Mead Johnson Adult Nutritional business, $10 million of restructuring charges and a $5 million payment to Flamel Technologies S.A. as part of an in-license agreement related to Basulin. In 2003, Pharmaceuticals and Corporate/Other include the following items: Pharmaceuticals—income of $21 million from a vitamins litigation settlement, $4 million of accelerated depreciation expense for facilities expected to be abandoned and a $10 million asset impairment charge; Corporate/Other—a $12 million restructuring charge.

Note 14. Pension and Other Postretirement Benefit Plans

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

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 14. Pension and Other Postretirement Benefit Plans (Continued)

Cost of the Company’s deferred benefits and postretirement benefit plans included the following components for March 31, 2004 and 2003:

	Pension Benefits		Other Benefits
	2004	2003	2004	2003
	(dollars in millions)
Service cost — benefits earned during the year	$41	$40	$3	$3
Interest cost on projected benefit obligation	72	77	13	15
Expected return on plan assets	(89)	(99)	(5)	(5)
Net amortization and deferral	38	20	5	2

Net periodic benefit cost	62	38	16	15
Curtailments and settlements	—	—	—	—

Total net periodic benefit cost	$62	$38	$16	$15

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

Contributions

The Company previously disclosed in its 2003 Form 10-K that as a result of improved investment returns in 2003 and significant contributions in recent years, there is no current plan to make cash contributions to the U.S. pension plans in 2004. The Company also disclosed that contributions to the international pension plans were expected to be in the $50 to $70 million range.

In the first quarter of 2004, there were no cash contributions to the U.S. pension plans and $16 million was contributed to the international pension plans. There was no cash funding for other benefits.

Those cash benefit payments from the Company which are classified as contributions in the FAS 132 disclosure totaled $6 million for pension benefits and $15 million for other benefits as of March 31, 2004.

Note 15. Legal Proceedings and Contingencies

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

In the fourth quarter of 2003, the Company established reserves for liabilities of $250 million, comprised of $150 million in relation to wholesaler inventory issues and certain other accounting matters as discussed below under Other Securities Matters, and $100 million in relation to pharmaceutical pricing and sales and marketing practices as discussed below under Pricing, Sales and Promotional Practices Litigation and Investigations. It is not possible at this time to reasonably assess the final outcome of these matters. In accordance with GAAP, the Company has determined that the above amounts represent minimum expected probable losses with respect to these groups of matters. Eventual losses related to these matters may exceed these reserves, and the further impact of either one of these groups of matters could be material. The Company does not believe that the top-end of the range for these losses can be estimated. With the exception of the above accruals and ones for environmental and product liability proceedings, the Company has not established reserves for the matters described below. There can be no assurance that there will not be an increase in the scope of these matters or that any future lawsuits, claims, proceedings or investigations will not be material. Management continues to believe, as previously disclosed, that during the next few years, the aggregate impact, beyond current reserves, of these and other legal matters affecting the Company is reasonably likely to be material to the Company’s results of operations and cash flows, and may be material to its financial condition and liquidity.

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 15. Legal Proceedings and Contingencies (Continued)

PLAVIX* Litigation

The Company’s U.S. territory partnership under its alliance with Sanofi is a plaintiff in two pending patent infringement lawsuits instituted in the U.S. District Court for the Southern District of New York entitled Sanofi-Synthelabo, Sanofi-Synthelabo Inc., and Bristol-Myers Squibb Sanofi Pharmaceuticals Holding Partnership v. Apotex Inc. and Apotex Corp., 02-CV-2255 (SHS) and Sanofi-Synthelabo, Sanofi-Synthelabo Inc. and Bristol-Myers Squibb Sanofi Pharmaceuticals Holding Partnership v. Dr. Reddy’s Laboratories, LTD, and Dr. Reddy’s Laboratories, Inc., 02-CV-3672 (SHS). Similar proceedings involving PLAVIX* also have been instituted outside the United States.

The suits were filed on March 21, 2002 and May 14, 2002, respectively, and are based on U.S. Patent No. 4,847,265, a composition of matter patent, which discloses and claims, among other things, the hydrogen sulfate salt of clopidogrel, which is marketed as PLAVIX*, and on U.S. Patent No. 5,576,328, which discloses and claims, among other things, the use of clopidogrel to prevent a secondary ischemic event. The plaintiffs later withdrew Patent No. 5,576,328 from the lawsuit. Plaintiffs’ infringement position is based on defendants’ filing of their Abbreviated New Drug Applications (ANDA) with the FDA, seeking approval to sell generic clopidogrel prior to the expiration of the composition of matter patent in 2011. The defendants responded by alleging that the patent is invalid and/or unenforceable. The cases were consolidated for discovery, and fact discovery closed on October 15, 2003.

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

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 15. Legal Proceedings and Contingencies (Continued)

Other Patent-Related Matters

PARAPLATIN. The Company and Research Corporation Technologies, Inc. (“RCT”), holder of the patent for PARAPLATIN, or carboplatin, commenced patent infringement actions on August 8, 2001 and on March 22, 2002 against Pharmachemie B.V. (a subsidiary of Teva Pharmaceutical Industries) in the United States District Court for New Jersey, based on the latter’s Abbreviated New Drug Applications (“ANDA”) for approval by the FDA of generic versions of carboplatin, with certifications that the patent is invalid or not infringed. On July 29, 2002, the District Court awarded summary judgment on the merits to the Company and RCT, and in October 2002 the District Court entered final judgment in favor of the Company and RCT. Pharmachemie appealed, and on March 17, 2004, the U.S. Court of Appeals for the Federal Circuit, by a 2-1 decision, reversed the District Court’s grant of summary judgment and ordered the case remanded for further proceedings by the District Court. The Company and RCT filed a petition for rehearing in the appellate court, which was denied on April 21, 2004. Based on studies evaluating the use of carboplatin in the pediatric population the Company on April 30, 2004, obtained from the FDA a six-month extension of marketing exclusivity for PARAPLATIN beyond the expiration of its primary patent, which expired on April 14, 2004. On April 27, 2004, the Company announced an agreement to settle the patent litigation. Under the agreement, the Company will, in addition to continuing to distribute PARAPLATIN, sell product to Pharmachemie allowing it to distribute an unbranded version of carboplatin commencing June 24, 2004, subject to several conditions including approval by the Federal Trade Commission.

MONOPRIL. The Company (and its subsidiary E.R. Squibb & Sons, LLC) commenced two patent infringement actions against Andrx Pharmaceuticals, LLC and Andrx Pharmaceuticals, Inc., on April 10, 2003; these cases are pending before the United States District Court for the Southern District of Florida. Both actions relate to Andrx’s filing of ANDAs for (1) generic Monopril® and (2) generic Monopril/HCT® with certifications that the patent, expiring in July 2009, covering the formulations for Monopril® and Monopril/HCT®, is not infringed. A 30-month stay imposed by the filing of the lawsuit bars final approval of Andrx’s ANDAs until August 2005, unless there is a court decision in Andrx’s favor before that date. A trial was completed on April 30, 2004, and the case is awaiting a decision. Generic versions of MONOPRIL (fosinopril) are already being marketed by other companies. Generic versions of Monopril (HCT) are not yet marketed by others.

TEQUIN. The Company and Kyorin Pharmaceuticals Co., Ltd. (“Kyorin”) commenced a patent infringement action on March 23, 2004, against Teva Pharmaceuticals USA, Inc. and Teva Pharmaceuticals Industries Ltd. (“Teva”) in the United States District Court for the Southern District of New York, relating to the antibiotic gatifloxacin, for which Kyorin holds the composition of matter patent and which the Company sells as TEQUIN®. This action relates to Teva’s filing of an ANDA for a generic version with a certification that the composition of matter patent, which expires in December 2007, is invalid or not infringed. The filing of the suit places a stay on the approval of Teva’s generic product until June 2007, unless there is a court decision adverse to the Company and Kyorin before that date.

PRAVACHOL. In relation to PRAVACHOL, or pravastatin, on April 15, 2004, Apotex filed a declaratory judgment action against the Company in the United States District Court for the Southern District of New York, seeking a declaratory judgment that Apotex’ proposed generic version does not infringe the three patents relating to Pravachol listed in the Orange Book, which expire from 2008 to 2011 in the United States. Many generic manufacturers have already made ANDA filings in relation to generic versions and submitted P(IV) certifications that these patents are invalid or not infringed by their products, and the Company did not file any suits in response. The primary patent in relation to PRAVACHOL expires in the United States in October 2005, and the Company has earned a six-month extension of market exclusivity for PRAVACHOL until April 2006. The primary patent has not been challenged. The initial generic ANDA filers, not including Apotex, are expected to have 180 days of semi-exclusivity after April 2006, but depending on the outcome of the Apotex declaratory judgment action, other generic manufacturers including Apotex might also be able to enter the market in less than 180 days after the expiration of pediatric exclusivity.

AQUACEL AG. On June 10, 2003, AcryMed, Inc. commenced an action against the Company’s ConvaTec division in United States District Court for the District of Oregon for breach of confidentiality, misappropriation of trade secrets, fraud and related claims based on alleged use of AcryMed information in development of ConvaTec’s AQUACEL Ag wound care dressing containing silver. The complaint was later amended to include a claim of infringement of a patent issued to AcryMed on August 12, 2003, and to include, as an additional plaintiff, Medline Industries, Inc., an entity that holds an exclusive license in relation to AcryMed’s wound dressing containing silver. ConvaTec maintains that AQUACEL Ag was created through an independent development effort with participation of Acordis Specialty Fibres, Ltd., a UK company whose principal business has been acquired by ConvaTec. Discovery and other pretrial proceedings are essentially complete, and trial is expected to begin in June 2004.

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 15. Legal Proceedings and Contingencies (Continued)

ABATACEPT (CTLA4Ig). On August 17, 2000, Repligen Corporation (Repligen) and the University of Michigan instituted a lawsuit against the Company in the U.S. District Court for the Eastern District of Michigan. The suit alleged that Dr. Craig Thompson, formerly a professor at the University of Michigan, had been involved in a collaboration with certain of the Company’s scientists, and that Thompson’s activity in the collaboration made him a rightful inventor on several patents that the Company later obtained covering soluble forms of CTLA4 and related methods of use. After conducting a trial, in September 2003 the District Court ruled that Repligen and the University of Michigan had failed to prove that Thompson made any inventive contribution to the patents in suit, and thus he was not entitled to be added as a sole or joint inventor on the Company’s patents. Repligen and the University of Michigan appealed the District Court’s decision to the U.S. Court of Appeals for the Federal Circuit.

ERBITUX*. On October 28, 2003, a complaint was filed by Yeda Research and Development Company Ltd. (Yeda) against ImClone Systems and Aventis Pharmaceuticals, Inc. in the U.S. District Court for the Southern District of New York. This action alleges and seeks that three individuals associated with Yeda should also be named as coinventors on U.S. Patent No. 6,217,866, which covers the therapeutic combination of any EGFR monoclonal antibody and anti-neoplastic agents, such as chemotherapeutic agents, for use in the treatment of cancer. If Yeda’s action were successful, Yeda could be in a position to practice, or to license others to practice, the invention. This could result in product competition for ERBITUX* that might not otherwise occur. The Company, which is not a party to this action, is unable to predict the outcome at this stage in the proceedings.

On May 5, 2004, Repligen Corporation (Repligen) and Massachusetts Institute of Technology (MIT) filed a lawsuit in the United States District Court for the District of Massachusetts against ImClone Systems, Inc. claiming that ImClone’s manufacture and sale of ERBITUX* infringes a patent which generally covers a process for protein production in mammalian cells. Repligen and MIT seek damages based on sales of ERBITUX* which commenced in February 2004. The patent expired on May 5, 2004, although Repligen and MIT are seeking extension of the patent. The Company, which is not a party to this action, is unable to predict the outcome at this stage in the proceedings.

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

Other Securities Matters

During the period March through May 2002, the Company and a number of its current and former officers were named as defendants in a number of securities class action suits. The suits variously alleged violations of federal securities laws and regulations in connection with three different matters: (1) VANLEV (as discussed above), (2) sales incentives and wholesaler inventory levels, and (3) ImClone, and ImClone’s product, ERBITUX*. As discussed above, the allegations concerning VANLEV have been transferred to the U.S. District Court for the District of New Jersey and consolidated with the action pending there. The remaining actions have been consolidated and are pending in the U.S. District Court for the Southern District of New York. Plaintiffs filed a consolidated class action complaint on April 11, 2003 against the Company and certain current and former officers alleging a class period of October 19, 1999 through March 10, 2003. The consolidated class action complaint alleges violations of federal securities laws in connection with, among other things, the Company’s investment in and relationship with ImClone and ImClone’s product, ERBITUX*, and certain accounting issues, including issues related to wholesaler inventory and sales incentives, the establishment of reserves, and accounting for certain asset and other sales. The plaintiffs seek compensatory damages, costs and expenses. On March 29, 2004, the U.S. District Court granted the Company’s motion to dismiss the consolidated class action complaint and dismissed the case with prejudice.

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 15. Legal Proceedings and Contingencies (Continued)

In addition, an action was filed in early October 2003, in New York State Court, making similar factual allegations and asserting a variety of claims including, among others, common law fraud and negligent misrepresentation. No discovery has been taken in this matter. On January 9, 2004, the Company moved to dismiss the complaint. There has been no decision on the motion. Oral arguments on the motion were held on April 16, 2004.

Beginning in October 2002, a number of the Company’s current and former officers and directors were named as defendants in three shareholder derivative suits pending in the U.S. District Court for the Southern District of New York. A number of the Company’s current and former officers and directors were named as defendants in three shareholder derivative suits filed during the period March 2003 through May 2003 in the U.S. District Court for the District of New Jersey. In July 2003 the U.S. District Court for the District of New Jersey ordered the three shareholder derivative lawsuits that were filed in that court transferred to the U.S. District Court for the Southern District of New York. Subsequently, the U.S. District Court for the Southern District of New York ordered all six federal shareholder derivative suits consolidated. Plaintiffs have filed a consolidated, amended, verified shareholder complaint against certain members of the board of directors, current and former officers and PricewaterhouseCoopers (PwC), the Company’s independent auditors. As is customary in derivative suits, the Company has been named as a defendant in this action. As a nominal defendant, the Company is not liable for any damages in the suit nor is any specific relief sought against the Company. The consolidated amended complaint alleges, among other things, violations of federal securities laws and breaches of fiduciary duty by certain individual defendants in connection with the Company’s conduct concerning, among other things: safety, efficacy and commercial viability of VANLEV (as discussed above); the Company’s sales incentives to certain wholesalers and the inventory levels of those wholesalers; the Company’s investment in and relations with ImClone and ImClone’s product ERBITUX*; and alleged anticompetitive behavior in connection with BUSPAR and TAXOL®. The lawsuit also alleges malpractice (negligent misrepresentation and negligence) by PwC. The plaintiffs seek restitution and rescission of certain officers’ and directors’ compensation and alleged improper insider trading proceeds; injunctive relief; fees, costs and expenses; contribution from certain officers for alleged liability in the consolidated securities class action pending in the U.S. District Court for the Southern District of New York (as discussed above); and contribution and indemnification from PwC. No discovery has been taken in this matter. On December 19, 2003, the Company moved to dismiss the consolidated amended complaint. Two similar actions are pending in New York State court. Plaintiffs seek equitable relief, damages, costs and attorneys’ fees.

The SEC and the U.S. Attorney’s Office and a grand jury in the District of New Jersey are investigating the activities of the Company and certain current and former members of the Company’s management in connection with the wholesaler inventory issues referenced above and certain other accounting issues. As part of these investigations, among other things, documents have been produced by the Company and individuals have appeared for interviews and testimony. The Company is continuing to cooperate with these investigations. The investigations could result in the assertion of civil and/or criminal claims against the Company and/or current and/or former members of the Company’s management. The Company’s understanding is that the SEC, the U.S. Attorney’s Office and the grand jury are investigating possible violations of the federal securities laws and other laws. The SEC has the authority to seek civil remedies and the U.S. Attorney’s Office and the grand jury could bring criminal charges.

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

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 15. Legal Proceedings and Contingencies (Continued)

safety, efficacy and commercial viability of VANLEV; the Company’s sales incentives to certain wholesalers and the inventory levels of those wholesalers; the Company’s investment in and relations with ImClone and ImClone’s product ERBITUX*; and alleged anticompetitive behavior in connection with BUSPAR and TAXOL®.

There has not been any significant discovery. On October 2, 2003, the Company and all other defendants moved to dismiss the Amended Consolidated Complaint. The plaintiffs have opposed the motion to dismiss, and the defendants have replied. Oral arguments have not been scheduled yet. It is not possible at this time reasonably to predict the final outcome or reasonably to estimate the possible loss or range of loss with respect to the consolidated litigation. If the Company were not to prevail in final, non-appealable determinations of these matters, the impact could be material.

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

The Company and the other defendants moved to dismiss the Amended Master Complaint on the grounds it fails to state claims under the applicable statutes. These motions were denied on February 24, 2004, although the Court dismissed one of the plaintiffs’ claims for failure to plead a cognizable RICO “enterprise”. Accordingly, the Company and the other defendants will be required to answer the Amended Master Complaint. In addition, the Company is one of five (5) defendants who have been ordered by Judge Saris to engage in fast track discovery. Discovery will continue as to these five defendants until January 30, 2005.

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

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 15. Legal Proceedings and Contingencies (Continued)

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

The Company, together with a number of other pharmaceutical manufacturers, also has received subpoenas and other document requests from various government agencies seeking records relating to its pricing, sales and marketing practices, and “Best Price” reporting for drugs covered by Medicare and/or Medicaid. The requests for records have come from the U.S. Attorney’s Office for the District of Massachusetts, the Office of the Inspector General of the Department of Health and Human Services in conjunction with the Civil Division of the Department of Justice, the Office of the Inspector General for the Office of Personnel Management in conjunction with the U.S. Attorney’s Office for the Eastern District of Pennsylvania and several states. In addition, a request for information has come from the House Committee on Energy & Commerce in connection with an investigation that the Committee is currently conducting into Medicaid Best Price issues. Finally, the Company has received a civil investigative demand from the Attorney General for the State of Missouri relating to direct-to-consumer advertising for PRAVACHOL for the period of 2001-2003. The Company also received notice of a putative class action lawsuit involving the same issues, filed on February 23, 2004, in circuit court of Jackson County Missouri at Kansas City, captioned Richard Summers v. Bristol-Myers Squibb Company. The Company was served with this complaint on March 23, 2004.

On July 22, 2003, the Company announced that it had recently initiated an internal review of certain of its sales and marketing practices. That review focuses on whether these practices comply with applicable anti-kickback laws. It also includes an analysis of these practices with respect to compliance with (1) Best Price reporting and rebate requirements under the Medicaid program and certain other U.S. governmental programs, which reference the Medicaid rebate program and (2) applicable FDA requirements. The Company has met with representatives of the U.S. Attorney’s Office for the District of Massachusetts to discuss the review. The Company has received a subpoena from the U.S. Attorney’s Office for the District of Massachusetts. The Company is also analyzing its past and proposed systems for calculating prices for reporting under governmental rebate and reimbursement programs. The Company’s internal review is expected to continue until resolution of pending governmental investigations of related matters.

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

(UNAUDITED)

Note 15. Legal Proceedings and Contingencies (Continued)

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

In January 2001, the Company was served with its first “PPA” lawsuit. The Company currently is a defendant in approximately 98 personal injury lawsuits, filed on behalf of approximately 247 plaintiffs, in federal and state courts throughout the United States. The majority of these lawsuits involve multiple defendants. Among other claims, plaintiffs allege that PPA causes hemorrhagic and ischemic strokes, that the defendants were aware of the risk, failed to warn consumers and failed to remove PPA from their products. Plaintiffs seek compensatory and punitive damages. All of the federal cases have been transferred to the U.S. District Court for the Western District of Washington, In re Phenylpropanolamine (PPA) Products Liability Litigation, MDL No. 1407. The District Court has denied all motions for class certification and there are no class action lawsuits pending against the Company in this litigation.

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

At present, the Company has 179 lawsuits, on behalf of 2,035 plaintiffs, pending against it in federal and state courts throughout the United States. Twenty-four of these cases are pending in New York state court and have been consolidated for pretrial discovery. In addition, there are approximately 652 alleged, but unfiled, claims of injury associated with SERZONE. In August 2002, the federal cases were transferred to the U.S. District Court for the Southern District of West Virginia, In Re Serzone Products Liability Litigation, MDL 1477. Although discovery is still at a very early stage it appears that very few of these cases involve liver failure. In June 2003, the District Court dismissed the class claims in all but two of the class action complaints. Although a number of the class action complaints filed against the Company had sought the certification of one or more personal injury classes, the remaining class action complaints do not seek the certification of personal injury classes. On March 29, 2004, the court issued an order setting the hearing on class certification for December 20, 2004. In addition to the cases filed in the United States, there are three national class actions filed in Canada.

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

The Company is a party in 51 cases pending, on behalf of a total of approximately 908 plaintiffs, in federal and state courts throughout the United States. Plaintiffs claim that the Company committed fraud on the FDA and wrongfully promoted STADOL NS as non-addictive. Further, plaintiffs allege that the Company failed to adequately warn of the addiction and dependency risk associated with the use of STADOL NS. The Company has reached an agreement in principle to settle 23 lawsuits involving 289 plaintiffs. In addition to these lawsuits, there are approximately 43 active, alleged and unfiled claims. The majority of the cases and claims are pending in Mississippi.

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 15. Legal Proceedings and Contingencies (Continued)

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

The Company is vigorously defending its product liability lawsuits and believes that the majority of these cases and claims are without merit. While it is not possible at this time to reasonably assess the final outcome of the Company’s pending product liability lawsuits and unfiled claims with certainty, management is of the opinion that the ultimate disposition of these matters should not have a material adverse effect on the Company’s financial position. The Company believes that it has adequate self-insurance reserves and commercially available excess insurance to cover potential loss related to its product liability cases and claims.

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

The Company markets PLATINOL under exclusive patent licenses from Research Corporation Technologies (RCT). Generic versions of PLATINOL (cisplatin) have been approved and marketed since 1999.

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

An additional case based on the same allegations was brought by, Xechem, a small generic drug manufacturer in 2003. The Company moved to dismiss that case, and the court granted the motion in July 2003. The plaintiff sought reconsideration of this decision and was unsuccessful. The plaintiff has filed a notice of appeal in the U.S. Court of Appeals for the Seventh Circuit. It is not possible at this time reasonably to assess the final outcome of this suit or reasonably to estimate the possible loss or range of loss if the dismissal were reversed. If the dismissal were reversed, and if the Company were not to prevail in a final, non-appealable determination of the action, the impact could be material.

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 15. Legal Proceedings and Contingencies (Continued)

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

In January 2004, NJDEP sent the Company and approximately five other companies an information request letter relating to a site in North Brunswick Township, N.J. where waste materials from E.R. Squibb & Sons (Squibb), a wholly owned subsidiary of BMS, may have been disposed of from the 1940s through the 1960s. Fill material containing industrial waste and heavy metals in excess of residential standards was discovered in Fall 2003 during an expansion project at the North Brunswick Township High School. The school board and the Township, who are the current owners of the site, submitted a workplan to the NJDEP and have asked the Company to contribute to the cost of remediation. The Company is in discussions with NJDEP, the site owners and other potentially responsible parties. The site investigation is ongoing, and no claims have been asserted against the Company.

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

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 15. Legal Proceedings and Contingencies (Continued)

The Company is also responsible under various state, federal and foreign laws, including CERCLA, for certain costs of investigating or remediating contamination resulting from past industrial activity at the Company’s current or former sites or at waste disposal or reprocessing facilities operated by third parties. The Company estimates these costs based on information obtained from the USEPA, the relevant agency, and/or studies prepared by independent consultants, including the total estimated costs for the site and the expected cost-sharing, if any, other potentially responsible parties (PRP), and the Company accrues liabilities when they are probable and reasonably estimable. As of December 31, 2003, the Company estimated its share of the total future costs for these sites is approximately $58 million which represents the sum of best estimates or, where no simple estimate can reasonably be made, estimates of minimums of such costs (without taking into account any potential recoveries from other parties, which are not currently expected). The Company has paid less than $4 million (excluding legal fees) in each of the last five years for investigation and remediation of such matters, including liabilities under CERCLA and other on-site remediations.

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

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 16. Subsequent Events

In April 2004, the Company entered into a collaboration agreement with Merck & Co., Inc. for worldwide codevelopment and copromotion for muraglitazar, the Company’s dual PPAR (peroxisome proliferator activated receptor) agonist, currently in Phase III clinical development for use in treating Type 2 diabetes. Under the terms of the agreement, the Company received a $100 million upfront payment in May 2004, and is entitled to receive $275 million in additional payments upon the achievement of certain regulatory milestones. The Company and Merck will jointly develop the clinical and marketing strategy for muraglitazar, share equally in future development and commercialization costs and copromote the product to physicians on a global basis, with Merck to receive payments based on net sales levels. As announced previously, an NDA for muraglitazar is expected to be submitted to the FDA within the next nine to twelve months for U.S. regulatory approval. In addition, the collaboration includes a back-up compound to muraglitazar, with the same mechanism of action (PPAR), which is anticipated to enter Phase II clinical trials for the treatment of Type 2 diabetes this year.

In April 2004, the FDA accepted for filing and review ImClone’s Chemistry, Manufacturing and Controls supplemental BLA for licensure of its BB36 manufacturing facility for ERBITUX*.

In April 2004, the Company and Pierre Fabre Medicament S.A., entered into an agreement to develop and commercialize Javlor® (vinflunine), a novel investigational anti-cancer agent. Javlor® is currently in Phase III clinical trials in Europe for the treatment of bladder and non-small cell lung cancer, and Phase II clinical trials in breast and ovarian cancer. Under the terms of the agreement, the Company will receive an exclusive license to Javlor® in the United States, Canada, Japan, Korea, and select Southeast Asian markets. Pierre Fabre Medicament will be responsible for the development and marketing of Javlor® in all other countries including Europe. The agreement has been cleared under the Hart Scott Rodino Act. Under the agreement, the Company will make and expense an upfront payment of $25 million, with the potential for an additional $185 million in milestone payments over time.

In April 2004, the Company announced the completion of the acquisition of Acordis Speciality Fibres, a privately held company based in the United Kingdom that licenses patent rights and supplies materials to ConvaTec for its Wound Therapeutics line. The newly acquired business will be incorporated as part of the Company’s ConvaTec division. This acquisition will enable ConvaTec to strengthen its position in the field of wound care management and continue to provide new treatment options for patients with acute or chronic wound care needs.

Report of Independent Accountants

To the Board of Directors

and Stockholders of

Bristol-Myers Squibb Company

We have reviewed the accompanying consolidated balance sheet of Bristol-Myers Squibb Company and its subsidiaries as of March 31, 2004, and the consolidated statements of earnings, comprehensive income and retained earnings and of cash flows for each of the three-month periods ended March 31, 2004 and 2003. These financial statements are the responsibility of the Company’s management.

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

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2003, and the related consolidated statements of earnings, comprehensive income and retained earnings and of cash flows for the year then ended (not presented herein), and in our report dated March 9, 2004, included in the Company’s 2003 Form 10-K, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the condensed accompanying consolidated balance sheet as of December 31, 2002 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP Philadelphia, Pennsylvania May 4, 2004

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary

For the first quarter of 2004, the Company reported global sales of $5.2 billion. Sales increased 10% from the prior year level, reflecting volume increases of 6% and a 5% favorable impact from foreign exchange fluctuations, partially offset by net price decreases of 1%. U.S. sales increased 5%, while international sales increased 18%, including a 14% favorable foreign exchange impact.

Earnings before minority interest and income taxes increased 26% to $1,469 million in 2004 from $1,163 million in 2003. Net earnings were $964 million, or $.50 and $.49 per share on a basic and diluted basis, respectively, compared to $792 million, or $.41 per share on both a basic and diluted basis in 2003. While the Company expects exclusivity losses and new product mix to challenge its margins, the Company remains committed to investing in its businesses to maximize key growth drivers and to advance its pipeline. Several items affected the comparability of the results between 2004 and 2003, as discussed below under “—Earnings” and “—Outlook for 2004.”

At March 31, 2004, the Company held $6.6 billion in cash, cash equivalents, and marketable debt securities. Substantially all of such cash, cash equivalents, and marketable securities were held by the Company’s foreign subsidiaries, the majority of which the Company does not expect to repatriate in the foreseeable future. In 2004, the Company expects cash generated by its U.S. operations, together with borrowings from the capital markets, to sufficiently cover cash needs for working capital, capital expenditures and dividends in the U.S. Repatriation to the United States would require additional tax provisions not reflected in the consolidated financial statements.

Long-term debt increased to $8.6 billion at March 31, 2004 from $8.5 billion at December 31, 2003. Cash provided from operating activities was $1.1 billion in the first quarter of 2004. Working capital was $5.2 billion at March 31, 2004, an improvement of $0.8 billion primarily driven by increases in cash and cash equivalents.

The Company and its subsidiaries are the subject of a number of significant pending lawsuits, claims, proceedings and investigations. It is not possible at this time reasonably to assess the final outcome of these investigations or litigations. Management continues to believe, as previously disclosed, that during the next few years, the aggregate impact, beyond current reserves, of these and other legal matters affecting the Company is reasonably likely to be material to the Company’s results of operations and cash flows, and may be material to its financial condition and liquidity. For additional discussion of this matter, see “Item 1. Financial Statements—Note 15. Legal Proceedings and Contingencies.”

In the first quarter of 2004, consistent with the Company’s mission to extend and enhance human life by developing the highest-quality products, the Company invested $583 million in research and development, a 23% growth over 2003. Research and development dedicated to pharmaceutical products, including milestone payments for in-licensing and development programs, was $547 million and as a percentage of pharmaceutical sales was 14.8% compared to 13.3% in 2003.

Net Sales

Worldwide sales for the first quarter of 2004 increased 10% to $5,181 million from $4,728 million in 2003. The increase in sales in the first quarter of 2004 is driven by a 6% increase in volume and a 5% increase due to foreign exchange rate fluctuations, partially offset by a 1% decrease due to changes in selling prices. U.S. sales increased 5% to $3,063 million in 2004 from $2,930 million in 2003, international sales increased 18%, including a 14% favorable foreign exchange impact, to $2,118 million in 2004 from $1,798 million in 2003. In general, the Company’s business is not seasonal. For information on U.S. pharmaceuticals prescriber demand, reference is made to the table within Business Segments under the Pharmaceuticals section below, which sets forth a comparison of changes in net sales to the estimated total prescription growth (for both retail and mail order customers) for certain of the Company’s primary care pharmaceutical products.

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

Under the situations described above, utilizing the consignment model, the Company does not recognize revenue upon shipment of product. Rather, upon shipment of product the Company invoices the wholesaler, records deferred revenue at gross invoice sales price and classifies the inventory held by the wholesalers as consignment inventory at the Company’s cost of such inventory. The Company recognizes revenue (net of discounts, rebates, estimated sales allowances and accruals for returns) when the consignment inventory is no longer subject to the incentive arrangements described above, but not later than when such inventory is sold through to the wholesalers’ customers, on a first-in first-out (FIFO) basis.

The Company determined that shipments of product to Cardinal Health, Inc. (Cardinal) and shipments of product to McKesson Corporation (McKesson) met the consignment model criteria set forth in the Company’s revenue recognition policy as of July 1, 1999 and July 1, 2000, respectively, and, continued through December 2002 for McKesson and February 2003 for Cardinal. Accordingly, the consignment model was required to be applied to such shipments. All shipments to McKesson in the first quarter of 2003, other than those for the Oncology Therapeutics Network (OTN) business, and all shipments to Cardinal after February 2003 were accounted for as sales upon shipment.

At March 31, 2004, the Company’s aggregate cost of the pharmaceutical products held by Cardinal and McKesson that were accounted for using the consignment model (and, accordingly, were reflected as consignment inventory on the Company’s consolidated balance sheet) was approximately $3 million. The deferred revenue, recorded at gross invoice sales price, related to the inventory of pharmaceutical products accounted for using the consignment model, and consignment inventory reflected on the Company’s balance sheet at March 31, 2004 were not significant as the sell-through to the wholesalers’ customers was substantially complete by the end of 2003. The Company expects to account for certain pharmaceutical sales relating to OTN using the consignment model until its agreement with McKesson expires in 2006. Sales of ERBITUX* through OTN and McKesson under an agreement ending February 2005 are accounted for on a consignment basis.

The Company estimates, based on available information including that obtained under inventory management agreements between the Company and certain wholesalers, that the inventory of pharmaceutical products held by U.S. pharmaceuticals wholesalers was in the range of one month of supply at March 31, 2004. This estimate is subject to the inherent limitations of estimates that rely on third-party data, as certain third-party information was itself in the form of estimates, and reflect other limitations.

Earnings

In the first quarter of 2004, earnings before minority interest and income taxes increased 26% to $1,469 million from $1,163 million in 2003. The increase was principally due to a pre-tax gain of $295 million on the sale of the Mead Johnson Adult Nutritional business. In addition, the increase in 2004 was also due to higher sales, increase in net income of affiliates, partially offset by increases in cost of products sold due to a change in product mix, foreign exchange losses in 2004 compared with gains in 2003 and income from a litigation settlement in 2003. Net earnings in the first quarter of 2004 increased 22% to $964 million compared to $792 million in 2003. The effective income tax rate on earnings before minority interest and income taxes was 27.1% in the first quarter of 2004 compared with 27.2% in 2003. In 2004, basic earnings per share increased 22% to $.50 from $.41 in 2003, while diluted earnings per share increased 20% to $.49 from $.41 in 2003. Basic and diluted average shares outstanding for the first quarter were 1,939 million and 1,976 million, respectively, compared to 1,936 million and 1,940 million, respectively, in 2003.

During the quarters ended March 31, 2004 and 2003, the Company recorded several (income)/expense items that affected the comparability of results of the periods presented herein, which are set forth in the following table. For a discussion of these items, see “Item 1. Financial Statements “—Note 3. Restructuring and Other Items” and “—Note 4. Divestitures”.

	Three Months Ended March 31,
	2004	2003
	(unaudited, dollars in millions)
Litigation income (1)	$—	$ (21)
Restructuring and other items (2)	34	26
Gain on sale of business	(295)	—

	(261)	5
Income taxes on items above	104	2

	$(157)	$ 7

(1)	In 2003, the Company recognized $21 million in pre-tax income from the settlement of antitrust litigation involving vitamins manufacturers.

(2)	Restructuring and other items consist of the following:

Three Months Ended March 31, 2004

	Cost of Products Sold	Other (Income) /Expense	Research and Development	Provision for Restructuring and Other	Total
	(dollars in millions)
Accelerated depreciation of assets	$12	$4	$—	$—	$16
Termination benefits and asset impairments	1	—	—	9	10
Licensing Payment	—	—	5	—	5
Relocation and Retention	—	—	—	3	3

	$13	$4	$5	$12	$34

Three Months Ended March 31, 2003

	Cost of Products Sold	Provision for Restructuring and Other	Total
	(dollars in millions)
Asset impairment charges	$10	$—	$10
Accelerated depreciation of assets	4	—	4
Termination benefits and other exit costs	—	12	12

	$14	$12	$26

Gross margin percentages were 63.3% and 63.9% for the three months ended March 31, 2004 and 2003, respectively. Gross margins were negatively impacted in 2004 due to increased sales of lower-margin products in the OTN segment, unfavorable mix and exclusivity losses in the U.S. pharmaceuticals business, and lower average selling prices.

The effective income tax rate on earnings before minority interest and income taxes was 27.1% for the three months ended March 31, 2004 and 27.2% for the three months ended March 31, 2003. The effective tax rate was affected by an increase in foreign tax credits due to reorganization of foreign subsidiaries offset by a greater percentage of U.S. pre-tax earnings resulting from the sale of the Adult Nutritional business.

Expenses

Total costs and expenses, excluding gain on sale of business, as a percentage of sales, were 77.3% in the first quarter of 2004 compared to 75.4% in 2003.

Cost of products sold, as a percentage of sales, increased to 36.7% in 2004 from 36.1% in 2003. This increase is primarily due to increased sales of lower margin products from OTN and the unfavorable impact of U.S. Pharmaceuticals sales mix. Cost of products sold also included $12 million of accelerated depreciation and a $1 million charge for asset impairments in 2004, and in 2003, a $10 million charge for asset impairments and $4 million of accelerated depreciation related to the closure of manufacturing facilities in North America expected to be completed by the end of 2006.

Marketing, selling, and administrative expenses increased 12% to $1,234 million in 2004 from $1,100 million in 2003. As a percentage of sales, marketing, selling and administrative expenses increased to 23.8% in the first quarter of 2004 from 23.3% in 2003. The increase was primarily driven by increased sales and marketing support for in-line products and franchises, including additional sales representatives supporting ABILIFY*. In addition, the increase was also related to increased spending on non-clinical grants, higher information knowledge management spending, costs associated with the implementation of enhanced financial disclosures under Sarbanes-Oxley and unfavorable foreign exchange driven by the strengthening of the euro.

Expenditures for advertising and promotion in support of new and existing products were consistent with 2003 at $316 million, reflecting increased spending on new products including ABILIFY*, ERBITUX* and REYATAZ offset by lower spending on in-line and non-exclusive products.

Research and development expenditures increased 23% to $583 million in 2004 from $475 million in 2003. Pharmaceutical research and development spending increased 22% from the prior year and, as a percentage of pharmaceutical sales, was 14.8% in the first quarter of 2004 and 13.3% in the first quarter of 2003. This increase is primarily due to higher spending on new development projects, including new alliances, new facilities and investments in the area of biologics. The increase also reflects the Company’s new strategic focus on ten disease areas – cancer, HIV/AIDS, psychiatric disorders, atherosclerosis/thrombosis, diabetes, Alzheimer’s disease, hepatitis, obesity, rheumatoid arthritis and solid organ transplantation.

Restructuring programs were implemented in the first quarter of 2004 to downsize and streamline worldwide operations. The programs include costs for the termination of approximately 90 selling and administrative employees primarily in the Pharmaceuticals segment. As a result of these actions, the Company expects the annual benefit to earnings before minority interest and income taxes to be approximately $8 million in future periods. The Company expects to substantially complete these activities by late 2004. For additional information on restructuring, see “Item 1. Financial Statements—Note 3. Restructuring and Other Items.”

Litigation income of $21 million in 2003 was from the settlement of anti-trust litigation involving vitamin manufacturers. For additional information on litigation, see “Item 1. Financial Statements—Note 15. Legal Proceedings and Contingencies.”

Gain on sale of business of $295 million in 2004 relates to the sale of the Mead Johnson Adult Nutritional business. The Company expects to record future adjustments to the gain upon the satisfaction of the contractual requirements and other post-closing matters. For additional information on the sale of the Adult Nutritional business, see “Item 1. Financial Statements—Note 4. Divestitures.”

Equity in net income of affiliates for the first three months of 2004 and 2003 was $75 million and $22 million, respectively. Equity in net income of affiliates principally related to the Company’s joint venture with Sanofi and investment in ImClone. In 2004, the increase in equity in net income of affiliates primarily relates to higher net income in the Sanofi joint venture and lower ImClone losses. For additional information on equity in net income of affiliates, see “Item 1. Financial Statements—Note 2. Alliances and Investments.”

Other (income)/expense, net was $38 million of expense in the first quarter of 2004 compared to $3 million of income in the first quarter of 2003. Other (income)/expense, net, includes interest expense, interest income, foreign exchange gains and losses, income from contract manufacturing, royalty income, and gains and losses on disposal of property, plant and equipment. The unfavorability was primarily due to foreign exchange losses of $17 million in 2004 compared with gains of $40 million in 2003.

Business Segments

Pharmaceuticals

Sales for the Pharmaceuticals segment in the three months ended March 31, 2004 increased 10%, including a 6% favorable foreign exchange impact, to $3,691 million from $3,365 million in 2003. Domestic pharmaceutical sales increased 3% to $1,966 million in the first quarter of 2004 from $1,914 million in 2003. This increase is primarily due to increased sales of PLAVIX*, PARAPLATIN and continuing growth in ABILIFY* and REYATAZ, which were launched in the fourth quarter of 2002 and third quarter of 2003, respectively. This growth was partially offset by declined sales of GLUCHOPHAGE* XR and MONOPRIL, both of which were due to lost exclusivity, CEFZIL and TEQUIN due to a weak flu season, as well as ZERIT, COUMADIN and SERZONE. The Company recorded sales adjustments of $13 million for rebate claims from prior years by certain states, primarily in relation to Medicaid utilization of oncology products that states had not previously reported to the Company. The potential amount of such claims from other states cannot reasonably be estimated at this time.

International sales for the Pharmaceuticals segment increased 19% to $1,725 million in 2004, including a 15% favorable foreign exchange impact, from $1,451 million in 2003. Sales in Europe increased 21%, including a 17% favorable foreign exchange impact, partially offset by price declines in Germany, Italy and Spain. Japan realized sales growth of 13% primarily as a result of favorable foreign exchange. The growth was driven by PRAVACHOL, AVAPRO*/AVALIDE*, PLAVIX*, SUSTIVA, analgesics in Europe and TAXOL in Japan.

Sales of selected products in the first quarter of 2004 were as follows:

•	Total revenue for ABILIFY* which is primarily alliance revenue for the Company’s 65% share of net sales in co-promotion countries with Otsuka Pharmaceutical Co. Ltd. (Otsuka), increased over 200% to $115 million from $37 million in 2003. The antipsychotic agent, indicated for schizophrenia, was introduced in the U.S. in November 2002 and has achieved a weekly new prescription share of the U.S. antipsychotic market of approximately 8%. The Company and Otsuka received an approvable letter for a Supplemental New Drug Application (sNDA) for ABILIFY* for the treatment of acute mania in patients with bipolar disorder. An sNDA for bipolar maintenance was also submitted to the U.S. Food and Drug Administration (FDA) early this year. Following a positive opinion of the Committee for Proprietary Medicinal Products in 2004 the Company is expecting initial approval for sale of ABILIFY* in Europe in the second quarter.

•	ERBITUX*, an injection used in combination with irinotecan in the treatment of patients with Epidermal Growth Factor Receptor (EGFR)-expressing metastatic colorectal cancer who are refractory to irinotecan-based chemotherapy and for use as a single agent in the treatment of patients with EGFR-expressing metastatic colorectal cancer who are intolerant to irinotecan-based chemotherapy, was approved by the FDA in February 2004. Introductory sales for the first quarter were $17 million.

•	Sales of PLAVIX*, a platelet aggregation inhibitor, increased 71%, including a 5% favorable foreign exchange impact, to $697 million in 2004 from $408 million in 2003. Domestic sales of PLAVIX* increased 75% to $585 million in 2004 from $335 million in 2003 primarily due to prescription growth and the effect of the declines in wholesaler inventories in the first quarter of 2003. Sales of AVAPRO*/AVALIDE* increased 13%, including an 8% favorable foreign exchange impact, to $197 million in 2004 from $175 million in 2003. PLAVIX* and AVAPRO*/AVALIDE* are cardiovascular products launched from the alliance between the Company and Sanofi-Synthelabo.

•	Worldwide sales of the PRAVACHOL franchise (PRAVACHOL), the Company’s cholesterol-lowering agent, increased 9%, including an 8% favorable foreign exchange impact, to $671 million in 2004 from $613 million in 2003, largely due to stronger sales in Europe. PRAVACHOL sales in the U.S. were consistent with the prior year at $343 million. The Company estimates quarter-end U.S. wholesaler inventory levels for PRAVACHOL at a five week supply.

•	Sales of TAXOL® and PARAPLATIN, the Company’s leading anti-cancer agents, were $243 million and $228 million, respectively, compared to $209 million each in 2003. International sales of TAXOL® increased 19%, including favorable foreign exchange effect of 17%, to $229 million from $192 million in 2003, led by sales growth in Japan. Generic competition in Europe was lower than expected and is anticipated to increase in the second quarter. Domestic sales of TAXOL® decreased 18% to $14 million from $17 million in 2003, due to generic competition. PARAPLATIN sales increased by 9% driven by sales in the United States.

•	Sales of the GLUCOPHAGE* franchise decreased 35% to $161 million in 2004 from $247 million in 2003 due to generic competition. GLUCOPHAGE*IR sales decreased 16% to $31 million in 2004 from $37 million in 2003 while GLUCOVANCE* sales decreased 6% to $102 million in 2004 from $108 million in 2003. GLUCOPHAGE*XR Extended Release tablets sales also decreased 81% to $19 million in 2004 from $101 million in 2003.

•	Sales of SUSTIVA, an anti-retroviral agent, decreased 7%, including a 6% favorable foreign exchange impact, to $139 million in 2004 from $150 million in 2003, primarily due to declines in wholesaler inventories in the first quarter of 2004.

•	Sales for REYATAZTM , a protease inhibitor for the treatment of HIV/AIDS launched in the United States in July 2003, were $75 million.

•	Sales of VIDEX/VIDEX EC decreased 1% to $71 million from $72 million in 2003, mainly due to a decrease in domestic sales, offset by favorable foreign exchange impact.

•	Sales of ZERIT, an antiretroviral agent, were $58 million in 2004, a decrease of 50%, including a 5% favorable foreign exchange impact, from $115 million in 2003.

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

	Three Months Ended March 31, 2004		Three Months Ended March 31, 2003
	% Change in U.S. Net Sales(a)	% Change in Total U.S. Prescriptions(b)	% Change in U.S. Net Sales(a)	% Change in Total U.S. Prescriptions(b)
	(unaudited)
PLAVIX*	75	30	(18)	30
PRAVACHOL	—	(1)	3	—
AVAPRO*/AVALIDE*	(1)	17	18	15
SUSTIVA	(27)	7	7	20
ABILIFY (total revenue)	* *	* *	—	—
MONOPRIL	(102)	(69)	(29)	(13)
GLUCOVANCE*	(7)	—	91	9
GLUCOPHAGE*XR	(81)	(70)	28	6
ZERIT	(76)	(30)	2	(21)
CEFZIL	(52)	(28)	13	(8)
COUMADIN	(63)	(18)	14	(14)
VIDEX/VIDEX EC	(17)	(1)	(3)	5

**	In Excess of 200%.

(a)	Reflects change in net sales in dollar terms, compared with the same period in the prior year, including change in average selling prices and wholesaler buying patterns.

(b)	Reflects change in total prescriptions in unit terms, compared with the same period in the prior year, based on third-party data.

Earnings before minority interest and income taxes for the Pharmaceuticals segment increased to $1,035 million in the first quarter of 2004 from $1,024 million in 2003. The increase in earnings before minority interest and income taxes was driven by higher sales, mostly offset by gross margin erosion due to generic competition and product mix, additional sales representatives supporting ABILIFY*, higher spending in research and development, higher non-clinical grants and litigation settlement income in 2003.

Oncology Therapeutics Network

Sales by OTN, a specialty distributor of third-party anticancer medicines and related products, increased 7% to $555 million in 2004 from $520 million in 2003. The lower growth rate compared to previous quarters was due to unchanged pharmaceutical prices and to the growth of distribution of medication through insurers.

As is characteristic of the U.S. market for oncology pharmaceuticals, a small number of products account for a majority of OTN sales. OTN’s top ten revenue-generating products for 2003 comprised 77% of 2003 revenues. One is a monoclonal antibody that comprised 11% of 2003 revenues, five are chemotherapeutic agents that comprised 28% of 2003 revenues, and four are colony-stimulating factors that comprised 38% of 2003 revenues.

Earnings before minority interest and income taxes increased to $5 million in the first quarter of 2004 from $3 million in 2003.

Nutritionals

Sales for the Nutritionals segment increased 10%, including a 1% favorable foreign exchange impact, to $502 million for the three months ended March 31, 2004 compared to sales of $458 million in 2003. International sales increased 11%, including a 2% favorable foreign exchange impact, and U.S. sales increased 9%. Mead Johnson continues to be the leader in the U.S. infant formula market. ENFAMIL, the Company’s largest-selling infant formula, had sales of $208 million in 2004 from $165 million in 2003, an increase of 26% from the prior year. This increase is primarily due to higher worldwide demand of infant formula containing DHA/ARA. Sales of ENFAGROW, a children’s nutritional supplement, increased 12% to $46 million in 2004 from $41 million in 2003. The strong sales in infant formula sales were partly offset by lower adult nutritional products due to the divestiture of the Adult Nutritional business in February 2004.

ENFAMIL sales include ENFAMIL LIPIL, which the Company introduced in the United States in 2002, and which is the first infant formula in the United States to contain the nutrients DHA (docosahexanoic acid) and ARA (Arachidonic acid). Also naturally found in breast milk, DHA and ARA are believed to support infant brain and eye development. The Company obtains these nutrients from a sole provider pursuant to a non-exclusive licensing and supply arrangement, under which there is no guaranty of supply and pricing is subject to change. The agreement expires beginning in 2024 on a country-by-country basis 25 years after the Company commences sales in a country.

Earnings before minority interest and income taxes for the Nutritionals segment increased to $178 million in 2004 from $100 million in 2003, driven by increased global infant formula sales, favorable manufacturing variances and tight operating expense management.

Other Healthcare

Sales in the Other Healthcare segment increased 12%, including a 6% favorable foreign exchange impact, to $433 million in 2004 from $385 million in 2003. The Other Healthcare segment is comprised of the ConvaTec, Medical Imaging and Consumer Medicines (United States and Japan) businesses.

•	ConvaTec sales for the three months ended March 31, 2004 increased 20%, including an 11% favorable foreign exchange impact, to $217 million from $181 million in 2003. Sales of ostomy products increased 14% to $127 million in 2004 compared to prior year sales of $111 million. Sales of modern wound therapeutics products increased 28% to $87 million in 2004 compared to prior year sales of $68 million primarily due to the growth of the wound therapeutics market.

•	Medical Imaging sales for the three months ended March 31, 2004, increased 15%, including a 2% favorable foreign exchange impact, to $139 million from $121 million in 2003. The increase in Medical Imaging sales was primarily due to a 23% increase in CARDIOLITE sales to $92 million in 2004 from $75 million in 2003. This increase was primarily due to a change in revenue recognition as a result of new distribution agreements entered into in January 2004, partially offset by slower market growth.

•	Consumer Medicines sales for the three months ended March 31, 2004 decreased 7% to $77 million from $83 million in 2003, including a 3% favorable foreign exchange impact, primarily due to lower sales of BUFFERIN and cough/cold remedies.

Earnings before minority interest and income taxes for the Other Healthcare segment increased to $118 million in 2004 from $74 million in 2003 primarily due to sales growth in the ConvaTec and Medical Imaging businesses and lower advertising costs in the Consumer Medicines business.

Developments

In April 2004, the Company entered into a collaboration agreement with Merck & Co., Inc. for worldwide codevelopment and copromotion for muraglitazar, the Company’s dual PPAR (peroxisome proliferator activated receptor) agonist, currently in Phase III clinical development for use in treating Type 2 diabetes. Under the terms of the agreement, the Company received a $100 million upfront payment in May 2004, and is entitled to receive $275 million in additional payments upon the achievement of certain regulatory milestones. The Company and Merck will jointly develop the clinical and marketing strategy for muraglitazar, share equally in future development and commercialization costs and copromote the product to physicians on a global basis, with Merck to receive payments based on net sales levels. As announced previously, an NDA for muraglitazar is expected to be submitted to the FDA within the next nine to twelve months for U.S. regulatory approval. In addition, the collaboration includes a back-up compound to muraglitazar, with the same mechanism of action (PPAR), which is anticipated to enter Phase II clinical trials for the treatment of Type 2 diabetes this year.

In February 2004, the FDA approved the Biologics License Application (BLA) for ERBITUX*, the anticancer agent that the Company is developing in partnership with ImClone. ERBITUX* Injection is for use in combination with irinotecan in the treatment of patients with EGFR-expressing, metastatic colorectal cancer who are refractory to irinotecan-based chemotherapy and for use as a single agent in the treatment of patients with EGFR-expressing, metastatic colorectal cancer who are intolerant to irinotecan-based chemotherapy. In accordance with the agreement, the Company paid ImClone $250 million in March 2004 as a milestone payment for the approval of ERBITUX* by the FDA. Sales recorded for ERBITUX* were $17 million for the quarter ended March 31, 2004.

The Company is the exclusive distributor of ERBITUX* in North America through OTN. Under the terms of an agreement with McKesson, McKesson provides OTN with warehousing, packing and shipping for filling orders for ERBITUX*. To maintain the integrity of the product, special storage conditions and handling are required. Accordingly, all sales of ERBITUX*, including purchase requests from other wholesalers, are processed through OTN, and McKesson will only ship ERBITUX* to end-users of the product and not to other intermediaries to hold for later sales. Either the Company or McKesson may unilaterally terminate the agreement on not less than six months prior notice to the other party.

In April 2004, the FDA accepted for filing and review ImClone’s Chemistry, Manufacturing and Controls supplemental BLA for licensure of its BB36 manufacturing facility for ERBITUX*.

In April, 2004, the Company and Pierre Fabre Medicament S.A., entered into an agreement to develop and commercialize Javlor® (vinflunine), a novel investigational anti-cancer agent. Javlor® is currently in Phase III clinical trials in Europe for the treatment of bladder and non-small cell lung cancer, and Phase II clinical trials in breast and ovarian cancer. Under the terms of the agreement, the Company will receive an exclusive license to Javlor® in the United States, Canada, Japan, Korea, and select Southeast Asian markets. Pierre Fabre Medicament will be responsible for the development and marketing of Javlor® in all other countries, including Europe. The agreement is subject to clearance under the Hart Scott Rodino Act. Under the agreement, the Company will make and expense an upfront payment of $25 million, with the potential for an additional $185 million in milestone payments over time.

In April 2004, the Company announced the completion of the acquisition of Acordis Speciality Fibres, a privately held company based in the United Kingdom that licenses patent rights and supplies materials to ConvaTec for its Wound Therapeutics line. The newly acquired business will be incorporated as part of the Company’s ConvaTec division. This acquisition will enable ConvaTec to strengthen its position in the field of wound care management and continue to provide new treatment options for patients with acute or chronic wound care needs.

In March 2004, the Company announced that its Medical Imaging business entered into an agreement with Kereos, Inc. (Kereos) for the development and commercialization of novel molecular imaging agents. Under the terms of the agreement, the companies will work together to develop molecular imaging agents for cardiovascular diseases and cancer using Kereos’ core technology. Medical Imaging has obtained exclusive worldwide rights to develop and commercialize select cardiovascular molecular imaging agents for magnetic resonance imaging (MRI). Kereos has obtained exclusive worldwide rights to use a family of Medical Imaging targeting molecules with Kereos’ core technology to develop and commercialize molecular cancer imaging agents and targeted therapeutics, including KI-001 — Kereos’ lead candidate for early MRI detection of tumors.

In April 2004, the Company announced the creation within the Pharmaceutical Research Institute (PRI) of the Development Center of Excellence, which is intended to combine the pharmaceutical development and related manufacturing activities of PRI and Technical Operations in a single unit, with significant cost savings. Steps to implement the changes are under review.

In February 2004, Mead Johnson, a wholly owned subsidiary of the Company, completed the sale of its Adult Nutritional business, brands, trademarks, patents and intellectual property rights to Novartis for $385 million, including $20 million contingent on contractual requirements and a $22 million upfront payment for a supply agreement. As a result of this transaction, the Company recorded a pre-tax gain of $295 million in the first quarter of 2004. The Company will record future adjustments to the gain upon the satisfaction of the contractual requirements and other post-closing matters. In 2003, adult nutritional products recorded sales of over $200 million.

Financial Position, Liquidity and Capital Resources

Cash, cash equivalents and marketable debt securities totaled approximately $6.6 billion at March 31, 2004 compared to $5.5 billion at December 31, 2003. The Company continues to maintain a high level of working capital, which was $5.2 billion at March 31, 2004, increasing from $4.4 billion at December 31, 2003. Substantially all of such cash, cash equivalents and marketable debt securities were held by the Company’s foreign subsidiaries, which the Company does not expect to repatriate in the foreseeable future. Repatriation to the United States would require additional tax provisions not reflected in the consolidated financial statements. Due to the complexities in the tax laws and the assumptions that would have to be made, it is not practicable to estimate the amounts of the income taxes that would have to be provided. In 2004 and future periods, the Company expects cash generated by its U.S. operations, together with borrowings from the capital markets, to sufficiently cover cash needs for working capital, capital expenditures, and dividends in the United States. Cash and cash equivalents, marketable debt securities, the conversion of other working-capital items and borrowings are expected to fund near-term operations.

Cash and cash equivalents at March 31, 2004 primarily consisted of U.S. dollar denominated bank deposits with an original maturity of three months or less. Marketable securities at March 31, 2004 primarily consisted of U.S. dollar denominated floating rate instruments with an ‘AAA/aaa’ credit rating. Due to the nature of these instruments, the Company considers it reasonable to expect that their fair market values will not be significantly impacted by a change in interest rates, and that they can be liquidated for cash at short notice.

Short-term borrowings were $776 million at March 31, 2004, compared with $127 million at December 31, 2003, primarily as a result of the issuance of commercial paper.

Long-term debt increased to $8.6 billion at March 31, 2004 from $8.5 billion at December 31, 2003. The Moody’s Investors Service long-term and short-term credit ratings for the Company are currently A1 and Prime-1, respectively. Moody’s long-term credit rating remains on negative outlook. On March 10, 2004, Standard & Poor’s placed both the long-term AA- and the short-term A-1+ credit ratings for the Company on watch with negative implications.

Net cash provided by operating activities was $1,081 million in the three months ended March 31, 2004 as compared to $160 million in 2003. The increase in cash provided by operating activities for 2004 is mainly attributable to litigation settlement payment in 2003 of $544 million, growth in net earnings and effective management of working capital. The significant changes in working capital between the first quarter of 2004 compared to the first quarter of 2003 are: receivables decreased $824 million primarily due to purchases by U.S. wholesalers earlier in the first quarter of 2004 in anticipation of price increases; deferred revenue on consigned inventory decreased $269 million due to the workdown of the consignment inventory in 2003; and decreases in accounts payable and accrued expenses of $393 million related to higher purchasing activities in the fourth quarter of 2003, research and development projects and royalty payments.

Net cash used in investing activities was $603 million in the three months ended March 31, 2004 compared to $620 million in 2003. The Company received $346 million in cash proceeds from the sale of its Adult Nutritional business, which was mostly offset by a milestone payment of $250 million to ImClone and increased investment in marketable securities.

During the three months ended March 31, 2004 and 2003, the Company did not purchase any of its common stock.

For each of the three month periods ended March 31, 2004 and 2003, dividends declared per common share were $.28. The Company paid $543 million and $542 million in dividends for the first quarters of 2004 and 2003, respectively.

Contractual Obligations

For a discussion of the Company’s contractual obligations, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2003 Form 10-K. No material changes have occurred to contractual obligations subsequent to December 31, 2003.

Retirement Benefits

For a discussion of the Company’s retirement benefits, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2003 Form 10-K.

Critical Accounting Policies

For a discussion of the Company’s critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2003 Form 10-K.

Outlook for 2004

The Company expects to have both growth opportunities and exclusivity challenges over the next several years. The opportunities include expected growth from in-line, recently launched and potential new products. Such growth contributed significantly to results for the current quarter. Expectations of continued sales growth are subject to the outcome of the previously disclosed Plavix patent litigation, competitive factors including those relating to PRAVACHOL discussed below, and risks of product development and regulatory approval. Also, the Company expects changes in product mix to pressure Company margins because the products losing exclusivity carry higher margins than products expected to increase in sales.

In relation to exclusivity, the Company has estimated declines in net sales for 2004 in the range of $1.2 to $1.3 billion from the 2003 levels for products, which have lost or will lose exclusivity protections in 2003 or 2004, specifically the metformin franchise (GLUCOPHAGE/GLUCOVANCE) in the United States, TAXOL® in Europe, MONOPRIL in the United States and Canada, Pravastatin in certain countries in Europe, PARAPLATIN in the United States and SERZONE in the United States. GLUCOVANCE in the United States and TAXOL® in Europe have not yet suffered some of the previously anticipated competition and subsequent sales declines following loss of exclusivity.

Some exclusivity losses for PARAPLATIN are now expected earlier in 2004 based on the recently disclosed patent litigation settlement and related distribution arrangement with a generic manufacturer, which is subject to the Federal Trade Commission (FTC) approval. The settlement would provide that, in addition to the Company continuing to market PARAPLATIN, the generic manufacturer would enter the market before the anticipated expiration of exclusivity. The estimates above assume receiving approval from the FDA of a six-month extension of exclusivity for PARAPLATIN to October 2004 based on pediatric studies, which was received on April 30, 2004, and approval from the FTC. The approval from the FTC is not assured.

Substantial incremental exclusivity losses are expected in each of 2005 to 2007 representing continuing declines in sales of the products described above for 2003 and 2004, and additional declines attributable to loss of exclusivity protection primarily for PRAVACHOL in the United States (2006), MONOPRIL in Europe (2001 – 2008), ZERIT in Europe (2007 – 2011), CEFZIL (U.S. 2005; EU 2004 – 2009) and VIDEX/VIDEX EC (2004 – 2009—license on patent expiring in 2007 became non-exclusive in 2001 though no other licenses have yet been granted). Information on the dates of loss of exclusivity protection and sales for the most recent year for the Company’s major products are set forth in Item 1. Business of its Form 10-K Annual Report for 2003, and interim sales information is included in this report. The timing and amounts of sales reductions from exclusivity losses, their realization in particular periods and the eventual levels of remaining sales revenues are uncertain and dependent on the levels of sales at the time exclusivity protection ends, the timing and degree of development of generic competition (speed of approvals, market entry and impact) and other factors.

PRAVACHOL, an HMG Co-A reductase inhibitor, was the Company’s largest product by net sales in 2003. While the product has begun to lose exclusivity in some markets, between now and its anticipated loss of U.S. exclusivity in 2006, its expected rate of decline in market share could be accelerated by the recently reported results of clinical studies. Since release of the most recent of these studies in early March 2004, PRAVACHOL has experienced a modest decline in U.S. prescription market share.

The Company has historically reviewed and will continue to review its cost base. Decisions that may be taken based on these reviews may result in restructuring or other charges later this year or in future periods. At the same time, the Company expects to invest behind in-line products and in its research and development pipeline, particularly late-stage products. External development and in-licensing from others will remain important elements of the Company’s strategy, but the potential cost and impact of any such transactions that may be entered into the future are not built into the Company’s plans.

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

In the three months ended March 31, 2004, the Company purchased $204 million notional amount of foreign exchange Japanese yen call options, sold $671 million notional amount of forward contracts (in several currencies) and bought $217 million notional amount of primarily Japanese yen forward contracts to partially hedge the exchange impact primarily related to forecasted intercompany inventory purchases for up to the next 32 months.

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

In making this evaluation the Company has considered the “reportable condition” (as defined under standards established by the American Institute of Certified Public Accountants) relating to its internal controls over its financial reporting for income taxes that was identified and communicated to the Company and its Audit Committee by the Company’s independent auditors. The reportable condition identified by the Company’s independent auditors was the need to enhance the tax accounting function to provide for timely analysis and reconciliation of the tax provision and related tax assets and liabilities. This reportable condition initially was identified and communicated by the Company’s independent auditors in connection with their audit of the Company’s consolidated financial statements for the year ended December 31, 2002. The Company engaged in extensive remediation efforts with respect to this reportable condition in 2003, including engaging an outside consultant to analyze the Company’s 2002 global tax balance sheet and prepare better documentation to support the 2003 income tax provision. In connection with their audit of the Company’s consolidated financial statements for the years ended December 21, 2003, the Company’s outside auditors communicated to the Company and its Audit Committee that, despite the Company’s extensive 2003 remediation efforts, they believed a reportable condition still exists with respect to income tax accounting. In connection with the Company’s evaluation of its financial and internal controls, the Company considered the mitigating controls established with respect to its financial reporting for income taxes pending remediation of this reportable condition. The Company’s efforts to strengthen its financial and internal controls continue (including its financial and internal controls over its financial reporting for income taxes), and the Company expects to complete remediation of this reportable condition by the end of 2004.

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

PART II—OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in “Item 1. Financial Statements—Note 15. Legal Proceedings and Contingencies”, to the interim consolidated financial statements, and is incorporated by reference herein.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders was held on May 4, 2004 for the purpose of:

A.	election of three directors;

B.	ratification of the appointment of PricewaterhouseCoopers LLP as independent auditors for 2004;

C.	voting on a stockholder proposal relating to the publication of political contributions;

D.	voting on a stockholder proposal relating to the separation of the chairman and chief executive officer positions;

E.	voting on a stockholder proposal relating to HIV/AIDS-TB-Malaria; and

F.	voting on a stockholder proposal relating to director vote threshold;

The following persons were elected to serve as directors and received the number of votes set opposite their respective names:

		For	Withheld
Peter R. Dolan	—	1,622,644,311	81,022,850
Louis V. Gerstner, Jr.	—	1,644,664,256	59,002,906
Leif Johansson	—	1,597,502,822	106,164,339

The terms of the following directors continued after such meeting: Vance D. Coffman, Ellen V. Futter, Louis W. Sullivan, M.D., Robert E. Allen, Lewis B. Campbell, Laurie H. Glimcher, M.D. and James D. Robinson III.

The appointment of PricewaterhouseCoopers LLP was ratified by a vote of 1,612,942,050 shares in favor of the appointment, with 78,149,662 shares voting against, 12,790,154 shares abstaining.

The stockholder-proposed resolution relating to the publication of political contributions received a vote of 92,488,660 shares in favor, with 1,155,015,599 shares voting against, 105,070,446 shares abstaining and 351,092,456 broker non-votes.

The stockholder-proposed resolution relating to the separation of the chairman and chief executive officer positions received a vote of 517,258,130 shares in favor, with 812,540,790 shares voting against, 22,697,632 shares abstaining and 351,143,609 broker non-votes.

The stockholder-proposed resolution relating to HIV/AIDS-TB-Malaria received a vote of 97,621,616 shares in favor, with 1,140,103,802 shares voting against, 114,861,515 shares abstaining and 351,080,228 broker non-votes.

The stockholder-proposed resolution relating to the director vote threshold received a vote of 97,480,507 shares in favor, with 1,219,281,369 shares voting against, 35,801,733 shares abstaining and 351,103,552 broker non-votes.

A stockholder-proposed resolution relating to the prohibition of political contributions that was submitted for consideration at the Annual Meeting was not voted on because the stockholder proponent was not present at the meeting to introduce the proposal.

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits (listed by number corresponding to the Exhibit Table of Item 601 in Regulation S-K).

Exhibit Number and Description		Page
31a	Section 302 Certification Letter	E-31-1
31b	Section 302 Certification Letter	E-31-2
32a	Section 906 Certification Letter	E-32-1
32b	Section 906 Certification Letter	E-32-2

b)	Reports on Form 8-K

On January 29, 2004, the Registrant filed a Form 8-K reporting its financial results for the fourth quarter of 2003 and full year 2003. Attached as an exhibit to such Form 8-K is its press release dated January 29, 2004.

On March 15, 2004, the Registrant filed a Form 8-K announced that it filed its 2003 Form 10-K and restated its prior periods’ financial results. Attached as an exhibit to such Form 8-K is its press release dated March 15, 2004.

On March 31, 2004, the Registrant filed a Form 8-K concerning its statement regarding the Paraplatin® pediatric submission and federal appeals court reversal on patent. Attached as an exhibit to such Form 8-K is its press release dated March 31, 2004.

On April 2, 2004, the Registrant filed a Form 8-K concerning the dismissal by the U.S. District Court for the Southern District of New York of the consolidated amended complaint in the civil class action suits against Bristol-Myers Squibb and other defendants in relation to alleged violations of federal securities laws.

On April 28, 2004, the Registrant filed a Form 8-K attaching its press release dated April 28, 2004 regarding earnings for the first quarter of 2004 and certain supplemental information not included in the press release.

On May 10, 2004, the Registrant filed a Form 8-K attaching its press release dated April 28, 2004 announcing a global development and commercialization alliance with Merck & Co., Inc. for muraglitazar and described certain provisions of the alliance.

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

BRISTOL-MYERS SQUIBB COMPANY (REGISTRANT)

Date: May 10, 2004	By:	/s/ Peter R. Dolan

Peter R. Dolan Chairman of the Board and Chief Executive Officer

Date: May 10, 2004	By:	/s/ Andrew R. J. Bonfield

Andrew R. J. Bonfield Senior Vice President and Chief Financial Officer