Form 10-K/A
period 2003-12-31
BRISTOL MYERS SQUIBB CO
filed 2004-06-28
CIK 14272

UNITED STATES

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2004 Proxy Statement filed on March 26, 2004. Part III

Amendment to Annual Report on Form 10-K/A for the Year Ended December 31, 2003

This Amendment No. 1 to Bristol-Myers Squibb Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (the “2003 10-K/A”) amends Item 1 in Part I and Items 7, 8 and 9A in Part II. This 2003 10-K/A is being filed to address comments received by the Company from the Securities and Exchange Commission (SEC) in connection with the Company’s filing of its Registration Statement on Form S-4 filed on March 31, 2004. This 2003 10-K/A (i) provides in additional locations disclosure already provided in other locations in the Company’s initial Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 15, 2004, (ii) includes disclosure that was previously provided in reports filed with the SEC prior to the filing of the Company’s initial Annual Report on Form 10-K filed on March 15, 2004, and (iii) includes disclosure that was previously provided in the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004, filed on May 10, 2004. This 2003 10-K/A also includes:

(i)	an expanded description of recent clinical testing results to PRAVACHOL;

(ii)	expanded disclosure of the termination provisions of the Company’s strategic alliances;

(iii)	a further description of the remedial actions taken by the Company to improve the effectiveness of its disclosure controls and procedures and internal controls over financial reporting and tax reporting and accounting;

(iv)	an expanded discussion of the restatement adjustment for goods-in-transit in connection with the 2003 Restatement discussed below in the Explanatory Note;

(v)	clarification of an aspect of the consignment accounting model under the Company’s revenue recognition policy; and

(vi)	expanded disclosure of the Company’s $69 million asset write-down in the fourth quarter of 2002 relating to the planned shutdown of research facilities in the United States.

The Company has also made conforming corrections to each of its Section 302 certifications—to include a statement that had been inadvertently omitted from the previous filing.

This 2003 10-K/A, including information that is being added or amended to reflect the matters discussed above, does not reflect any events or developments occurring subsequent to March 15, 2004. For a discussion of events and developments occurring subsequent to March 15, 2004, see the Company’s Quarterly Report on Form 10-Q/A for the period ended March 31, 2004 and the Company’s Current Reports on Form 8-K dated:

•	March 31, 2004 (announced filing of application for pediatric exclusivity extension for PARAPLATIN; announced developments with respect to patent litigation to PARAPLATIN);

•	April 2, 2004 (announced dismissal by U.S. District Court for the Southern District of New York of complaint in civil class action suits alleging federal securities laws violations in connection with, among other things, ImClone and ImClone’s product, Erbitux, and certain accounting issues, including wholesaler inventory and sales incentives, the establishment of reserves, and accounting for certain assets and other sales);

•	April 28, 2004 (announced 2004 first quarter earnings);

•	May 10, 2004 (announced collaboration agreement with Merck & Co., Inc. for muraglitazar);

•	May 26, 2004 (announced receipt of FTC approval of supply and distribution agreement for PARAPLATIN with Pharmachemie B.V.; and

•	June 28, 2004 (announced expected increase in legal reserves of $400 million).

Explanatory Note Regarding Previously Filed 2003 Restatement

The Company has restated its consolidated balance sheet at December 31, 2002, and consolidated statements of earnings, cash flows, and comprehensive income and retained earnings for the years ended December 31, 2002 and 2001 (the “2003 Restatement”). The restatement affected periods prior to 2001. The impact of the restatement on such prior periods was reflected as an adjustment to opening retained earnings as of January 1, 2001. The restatement was reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 15, 2004, was reported in amendments to the Company’s Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2003, June 30, 2003 and September 30, 2003, in each case filed on March 31, 2004 and is reported in this 2003 10-K/A.

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

The Pharmaceuticals segment competes with other worldwide research-based drug companies, smaller research companies and generic drug manufacturers. The Company expects to lose certain revenues over the next several years as a result of the expiration of market exclusivity protection for certain of its products. For 2004, the Company estimates reductions of net sales in the range of $1.2 billion to $1.3 billion from the 2003 levels for products which have lost or will lose exclusivity protections in 2003 or 2004, specifically the metformin franchise in the United States, TAXOL® in Europe, MONOPRIL in the United States and Canada, Pravastatin in certain countries in Europe, PARAPLATIN in the United States and SERZONE in the United States. Sales rose in 2003, resulting in a higher base, and generic competition did not develop in 2003 as expected, thereby increasing the expected level of exclusivity losses in 2004. In addition, the impact of exclusivity losses for PARAPLATIN anticipated to occur primarily in 2005 will be accelerated into 2004 if an anticipated six-month extension of exclusivity protection based on pediatric studies is not obtained by April 2004. The amounts of sales reductions from exclusivity losses, their realization in particular periods and the eventual levels of remaining sales revenues are uncertain and dependent on the levels of sales at the time exclusivity protection ends, the timing and degree of development of generic competition (speed of approvals, market entry and impact) and other factors. Subject to these uncertainties, the Company estimates that there will be incremental exclusivity losses, as measured against the net sales levels at the time exclusivity will be lost, of between $1 billion and $1.3 billion in each of the years 2005, 2006 and 2007, resulting, together with the estimated reductions in net sales for 2004 described above, in total estimated exclusivity losses of $2.2 to $2.6 billion in 2005, $3.2 to $3.9 billion in 2006 and $4.2 to $5.2 billion in 2007.

PRAVACHOL, a cholesterol reducing HMG CoA reductase inhibitor (statin) was the Company’s largest product ranked by net sales in 2003 ($2.8 billion). While the product has begun to lose exclusivity in some markets, between now and its anticipated loss of U.S. exclusivity in 2006, its expected rate of decline in market share could be accelerated by the recently reported results of clinical studies. PRAVACHOL has been the subject of numerous clinical trials that have demonstrated that PRAVACHOL, when combined with a heart-healthy diet and exercise, reduces the risk of first heart attack in patients with elevated cholesterol and no clinical evidence of coronary heart disease and also reduces the risk of a subsequent cardiovascular event in patients with normal to moderately elevated cholesterol and clinical evidence of coronary heart disease. A recent clinical study sponsored by a competitor found that treatment with the competitor’s statin resulted in no progression of atherosclerotic disease compared to treatment with PRAVACHOL which showed some progression, as demonstrated intravascular ultrasound. Another recent study sponsored by the Company found that acute coronary syndrome patients treated within ten days of their event benefited more from intensive statin therapy with a competitor’s product than from standard statin therapy with PRAVACHOL in the reduction of the risk of later major cardiovascular events.

The Company also believes that this revenue loss will be more or less offset by growth in its in-line products, including PLAVIX*, AVAPRO*/AVALIDE* and SUSTIVA, the growth of recently launched products ABILIFY* and REYATAZ, the growth of the recently FDA approved product ERBITUX*, and (subject to regulatory approval) by the introduction of late-stage pipeline products such as ABATACEPT (CTLA4Ig), entecavir and muraglitazar that may be approved within the next thirty-six months and begin to contribute significantly by 2007. Additionally, OTN sales growth is expected to continue. This belief is subject to any adverse determination that may occur with respect to the PLAVIX* patent litigation. In addition, there can be no assurance as to when or if the Company will obtain the required regulatory approvals for its late-stage pipeline products. The Company expects the resulting product mix to preserve company margins because the products losing exclusivity protection carry higher margins than products expected to grow sales.

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

Pharmaceutical Product	2003	Restated 2002	Restated 2001	Past or Currently Expected Year of U.S. Basic Exclusivity Loss	Past or Currently Expected Year of EU Basic Exclusivity Loss(a)	Past or Currently Expected Year of Japanese Basic Exclusivity Loss
	(dollars in millions)
PRAVACHOL	$2,827	$2,266	$2,101	2006	2002-2007	++
PLAVIX*	2,467	1,890	1,171	2011	2013	++
TAXOL®	934	857	1,112	2002	2003	2003-2013
PARAPLATIN	905	727	592	2004	2000	1998
AVAPRO*/AVALIDE*	757	586	487	2011	2012	++
SUSTIVA	544	455	68	2013	2013	++
MONOPRIL	470	426	413	2003	2001-2008	++
GLUCOVANCE*	424	246	269	2004	++	++
GLUCOPHAGE* XR	395	297	230	2003	++	++
ZERIT/ZERIT ER	354	443	515	2008	2007-2011	2008
COUMADIN	303	300	63	1997	(b)	++
ABILIFY*	283	25	—	2009	++	++
VIDEX/VIDEX EC	267	262	240	2001	2001	2001
TEQUIN	208	184	250	2007	++	++
GLUCOPHAGE* IR	118	220	1,838	2000	++	++
SERZONE	98	221	334	2003	++	++
REYATAZ	88	—	—	2017	++	2017
BUSPAR	35	53	297	2001	1999	++

*	Indicates brand names of products, which are registered trademarks not owned by the Company or its subsidiaries.

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

The Company has licensed a patent covering pravastatin, marketed by the Company in the U.S. as PRAVACHOL, from Sankyo Company, Ltd. of Japan (Sankyo), with the agreement expiring as exclusivity expires on a market-by-market basis. Exclusivity in the U.S. under the patent (including pediatric extension) lasts until April 2006. Under the terms of the license, the Company may market and sell pravastatin throughout the world, excluding Japan, Korea, Taiwan and Thailand (markets in which Sankyo retains exclusive patent rights). Sankyo also copromotes and comarkets pravastatin in certain European and Latin American countries.

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

The active ingredient in TAXOL®, paclitaxel, did not have patent protection in the United States, the EU or Japan but did have regulatory protection in the form of data exclusivity. Data exclusivity in the United States expired in 1997, an initial approval for a generic version was granted and revoked in 2000 and final marketing approval for generic paclitaxel did not occur until January 2002. Data exclusivity in the EU expired in September 2003. Data exclusivity for TAXOL® in Japan expired in July 2003. A patent claiming the approved dosing and administration schedule expires in Japan in 2013. Numerous factors make it impossible to predict when loss of market exclusivity in Japan will actually occur. For information regarding recently settled litigation involving TAXOL®, see “Item 8. Financial Statements—Note 22. Legal Proceedings and Contingencies.”

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

Strategic Alliances

The Company enters into strategic alliances with third parties, which give the Company rights to develop, manufacture, market and/or sell pharmaceutical products, the rights to which are owned by such third parties. These alliances can take many forms, including licensing arrangements, codevelopment and comarketing agreements, copromotion arrangements and joint ventures. Such alliances reduce the risk of research and development expenses that do not lead to revenue-generating products; however, the gross margins on alliance products are generally lower, sometimes substantially so, than the gross margins on the Company’s own products because profits from alliance products are shared with the Company’s alliance partners. While there can be no assurance that new alliances will be formed, the Company actively pursues such arrangements, and views alliances as an important complement to its own discovery and development activities. The Company’s most significant current alliances are those with Sanofi for PLAVIX* and AVAPRO*, Otsuka for ABILIFY*, ImClone for ERBITUX* and Sankyo for PRAVACHOL, each of which is discussed in more detail below. Additionally, the Company has licensing arrangements with RCT for PARAPLATIN, with Yale for ZERIT, with the U.S. Government for VIDEX, with Novartis for REYATAZ and with Kyorin for TEQUIN. In general, the Company’s strategic alliances are for periods co-extensive with the periods of market exclusivity protection on a country-by-country basis. Based on the

Company’s current expectations with respect to the expiration of market exclusivity in the Company’s significant markets, the licensing arrangements with RCT for PARAPLATIN are expected to expire in April 2004 in the U.S. subject to an anticipated six-month pediatric exclusivity extension; with Yale for ZERIT are expected to expire in 2008 in the U.S., between 2007-2011 in the EU and in 2008 in Japan; with the U.S. Government for VIDEX, which by its terms became non-exclusive in 2001, are expected to expire in 2007 in the U.S. (which includes an earned pediatric extension) and Japan and in EU countries between 2006-2009; with Novartis for REYATAZ are expected to expire in 2017 in the U.S., the EU and Japan and with Kyorin for TEQUIN are expected to expire in 2007 in the U.S. For further discussion of market exclusivity protection, including a chart showing net sales of key products together with the year in which basic exclusivity loss occurred or is expected to occur in the U.S., the EU and Japan, see “—Products” and “—Intellectual Property and Product Exclusivity”.

Each of the Company’s strategic alliances contain customary early termination provisions typically found in agreements of this kind and are generally based on the other party’s material breach or bankruptcy (voluntary or involuntary) and product safety concerns. The amount of notice required for early termination generally ranges from immediately upon notice to 90 days after receipt of notice. Termination immediately upon notice is generally available where the other party files a voluntary bankruptcy petition. Termination upon 30 to 90 days notice is generally available where an involuntary bankruptcy petition has been filed (and not been dismissed) or a material breach by the other party has occurred (and not been cured). Early termination due to product safety concerns typically arises when a product is determined to create significant risk of harm to patients due to concerns regarding the product’s efficacy or level of toxicity. The Company’s strategic alliances typically do not otherwise contain any provisions that provide the other party the right to terminate the alliance on short notice. In general, where the other party to the Company’s strategic alliance will continue to have exclusivity protection upon the expiration or termination of the alliance, the Company does not retain any rights to the product or to the other party’s intellectual property. The loss of rights to one or more products that are marketed and sold by the Company pursuant to strategic alliance arrangements with third parties in one or more countries or territories could be material to the Company’s results of operations and cash flows and, in the case of PLAVIX*, could be material to its financial condition and liquidity. As is customary in the pharmaceutical industry, the term of the Company’s strategic alliances generally is co-extensive with the exclusivity period, which as discussed above may vary on a country-by-country basis. As discussed below, the Company’s strategic alliance with Otsuka expires in November 2012 in the United States and Puerto Rico, which may be prior to expiration of market exclusivity protection for ABILIFY* which is expected to expire in 2009 in the U.S. but may be extended until 2014 if a pending statutory patent term extension is granted.

Sanofi In 1993, the Company entered into codevelopment and commercialization agreements, which were subsequently restructured in 1997, with Sanofi for two products: AVAPRO*/AVALIDE* (irbesartan), an angiotensin II receptor antagonist indicated for the treatment of hypertension and diabetic nephropathy, which is copromoted in certain countries outside the U.S. under the tradename APROVEL* and comarketed in certain countries outside the U.S. by the Company under the tradename KARVEA; and PLAVIX* (clopidogrel), a platelet aggregation inhibitor, which is copromoted in certain countries outside the U.S. under the tradename PLAVIX* and comarketed in certain countries outside the U.S. by the Company under the tradename ISCOVER.

The worldwide alliance operates under the framework of three territorial partnerships: Territory A for PLAVIX* and AVAPRO*/AVALIDE* in Europe and Asia, Territory B for PLAVIX* in the Americas (principally the U.S., Canada, Puerto Rico and Latin American countries) and Australia and AVAPRO*/AVALIDE* in Australia and the Americas not including the U.S., and the U.S. for AVAPRO*/AVALIDE*. This last partnership was formed in the fourth quarter of 2001, when the Company and Sanofi modified their previous exclusive license to the Company for AVAPRO*/AVALIDE* in the U.S. to form a copromotion joint venture, as part of which the Company contributed the AVAPRO*/AVALIDE* intellectual property and Sanofi agreed to pay the Company a total of $200 million in 2001 and $150 million in 2002. The Company accounts for these as a sale of an interest in a license and defers and amortizes the total amount of $350 million into income over the expected life of the license, which is approximately eleven years.

The territory partnerships manage central expenses, such as marketing, research and development and royalties and supply finished product to the individual country marketing entities. At the individual country level, agreements either to copromote or to comarket are in place with the parties’ local affiliates.

The territory partnerships are governed by a series of committees with enumerated functions, powers and responsibilities. Each territory has two senior committees (the “Senior Committees”) which have final decision making authority with respect to that territory as to the enumerated functions, powers and responsibilities within its jurisdiction.

The Company acts as the operating partner for the territories covering the Americas and Australia and owns the majority controlling interest in these territories. As such, the Company consolidates all country partnership results for these territories and records Sanofi’s share of the results as a minority interest expense, net of taxes, which was $351 million in 2003, $292 million in 2002 and $174 million in 2001. The Company recorded sales in these territories and in comarketing countries (Germany, Italy, Spain and Greece) of $3,224 million in 2003, $2,476 million in 2002 and $1,658 million in 2001.

Sanofi acts as the operating partner for Territory A (covering Europe and Asia) and owns the majority controlling interest in this territory. The Company accounts for the investment in partnership entities in this territory under the equity method and records its share of the results in equity in net income of affiliates in the consolidated statement of earnings. The Company’s share of net income from these partnership entities before taxes was $187 million in 2003, $120 million in 2002 and $78 million in 2001. For further discussion of this matter, see “Item 8. Financial Statements - Note 3. Alliances and Investments.”

The agreements with Sanofi expire on the later of (i) with respect to PLAVIX*, 2013 and, with respect to AVAPRO*/AVALIDE*, 2012 in the Americas and Australia and 2013 in Europe and Asia, and (ii) the expiration of all patents and other exclusivity rights in the applicable territory.

The alliance arrangements may be terminated by the Company or Sanofi, either in whole or in any affected country or Territory, depending on the circumstances, in the event of (i) voluntary or involuntary bankruptcy or insolvency, which in the case of involuntary bankruptcy continues for 60 days or an order or decree approving same continues unstayed and in effect for 30 days; (ii) a material breach of an obligation under a major alliance agreement that remains uncured for 30 days following notice of the breach except where commencement and diligent prosecution of cure has occurred within 30 days after notice; or (iii) deadlocks of one of the Senior Committees which render the continued commercialization of the product impossible in a given country or Territory or, in the case of AVAPRO*/AVALIDE* in the U.S., with respect to advertising and promotion spending levels or the amount of sales force commitment; (iv) an increase in the combined cost of goods and royalty which exceeds a specified percentage of the net selling price of the product; or (v) a good faith determination by the terminating party that commercialization of a product should be terminated for reasons of patient safety.

In the case of each of these termination rights, the agreements include provisions for the termination of the relevant alliance with respect to the applicable product in the applicable country or territory or, in the case of a termination due to bankruptcy or insolvency or material breach, both products in the applicable territory. Each of these termination procedures is slightly different; however, in all events, the Company could lose all rights to either or both products, as applicable, in the relevant country or territory even in the case of a bankruptcy or insolvency or material breach where the Company is not the defaulting party.

Otsuka In 1999, the Company entered into a worldwide (excluding Japan and several other countries) commercialization agreement with Otsuka, to codevelop and commercialize ABILIFY* (aripiprazole) for the treatment of schizophrenia. Total milestone payments made to Otsuka from 1999 through December 2002 were $207 million, which were expensed. The Company began copromoting the product with Otsuka in the United States and Puerto Rico in November 2002. The Company also has the right to copromote the product in several European countries if marketing approval is received from the European authorities. The Company records alliance revenue for its 65% share of the net sales in these copromotion countries and records all expenses related to the product. The Company also has an exclusive right to sell ABILIFY* in a number of countries in Europe, Latin America and Asia. In these countries, as sales commence, the Company will record 100% of the net sales and related cost of sales. The agreement expires in November 2012 in the United States and Puerto Rico. For the countries in the European Union where the Company has the exclusive right to sell ABILIFY*, on the tenth anniversary of the first commercial sale in the European Union which has not yet occurred. In each other country where the Company has the exclusive right to sell ABILIFY*, the agreement expires on the later of the tenth anniversary of the first commercial sale in such country and expiration of the applicable patent, if any, in such country. Early termination is available based on the other party’s voluntary or involuntary bankruptcy, failure to make minimum payments, failure to commence the first commercial sale with three months after receipt of all necessary approvals and material breach. The amount of notice required for early termination of the strategic alliance is immediately upon notice (i) in the case of voluntary bankruptcy, (ii) where minimum payments are not made to Otsuka, (iii) if first commercial sale has not occurred within three months after receipt of all necessary approvals, 30 days where a material breach has occurred (and not been cured or commencement of cure has not occurred within 90 days after notice of such material breach) and 90 days in the case where an involuntary bankruptcy petition has been filed (and not been dismissed). In addition, termination is available to Otsuka upon 30 days notice in the event that the Company were to challenge Otsuka’s patent rights or, on a market-by-market basis, the Company were to market a product in direct competition with ABILIFY. Upon termination or expiration of the alliance, the Company does not retain any rights to ABILIFY*. The Company recorded revenue for ABILIFY* of $283 million in 2003 and $25 million in 2002. For further discussion of this matter, see “Item 8. Financial Statements—Note 3. Alliances and Investments.”

ImClone In November 2001, the Company purchased 14.4 million shares of ImClone for $70 per share, or $1,007 million, which represented approximately 19.9% of the ImClone shares outstanding just prior to the Company’s commencement of a public tender offer for those ImClone shares. ImClone is a biopharmaceutical company focused on developing targeted cancer treatments, which include growth factor blockers, cancer vaccines, and anti-angiogenesis therapeutics. The equity investment in ImClone is part of a strategic agreement between the Company and ImClone that also included an arrangement expiring in September 2018 to codevelop and copromote the cancer drug, ERBITUX*, for a series of payments originally totaling $1 billion. The Company paid ImClone a milestone payment of $200 million in 2001. On March 5, 2002, the agreement with ImClone was revised to reduce the total payments to $900 million from $1 billion. Under the revised agreement, the Company paid ImClone $140 million in March 2002, $60 million in March 2003, and $250 million in March 2004 for the approval of ERBITUX* by the FDA, and will pay an additional $250 million upon FDA approval for use in treating an additional tumor type. Payments made subsequent to the March 2004 approval will be capitalized and amortized to cost of products sold over the remaining term of the agreement. Under the agreement, ImClone will receive a distribution fee based on a flat rate of 39% of product revenues in North America. The Company will purchase all of its commercial requirements for bulk ERBITUX* from ImClone at a price equal to manufacturing cost plus 10%. For further discussion of this matter, see “Item 8. Financial Statements—Note 3. Alliances and Investments.” Early termination is available based on material breach and is effective 60 days after notice of the material breach (and such material breach has not been cured or commencement of cure has not occurred). Upon termination or expiration of the alliance, the Company does not retain any rights to ERBITUX*.

The Company is the exclusive distributor of ERBITUX* in North America through OTN. Under the terms of an agreement with McKesson entered into in February 2004, McKesson provides OTN with warehousing, packing and shipping for filling orders for ERBITUX*. To maintain the integrity of the product, special storage conditions and handling are required. Accordingly, all sales of ERBITUX*, including purchase requests from other wholesalers, are processed through OTN, and McKesson will only ship ERBITUX* to end-users of the product and not to other intermediaries to hold for later sales. Either the Company or McKesson may unilaterally terminate the agreement on not less than six months prior notice to the other party.

Sankyo The Company has licensed a patent covering pravastatin, marketed by the Company in the U.S. as PRAVACHOL, from Sankyo Company, Ltd. of Japan (Sankyo), with the agreement expiring as exclusivity expires on a market-by-market basis. Exclusivity in the U.S. under the patent (including pediatric extension) lasts until April 2006. Under the terms of the license, the Company may market and sell pravastatin throughout the world, excluding Japan, Korea, Taiwan and Thailand (markets in which Sankyo retains exclusive patent rights). Sankyo also copromotes and comarkets pravastatin in certain European and Latin American countries. Early termination is available based on the other party’s voluntary or involuntary bankruptcy and material breach. The amount of notice required for early termination of the strategic alliance is immediately upon notice in the case of either voluntary or involuntary bankruptcy and 90 days after notice in the case where a material breach has occurred (and not been cured or commencement of cure has not occurred). Upon termination or expiration of the alliance, the Company does not retain any patent or other exclusivity rights in relation to pravastatin.

In 2003, the Company entered into the following significant alliances for products in clinical development:

Corgentech On October 13, 2003, the Company and Corgentech Inc., a biopharmaceutical company, entered into an agreement to jointly develop and commercialize Corgentech’s E2F Decoy (edifoligide sodium), a novel treatment for the prevention of vein graft failure following coronary artery bypass graft and peripheral artery bypass graft surgery. In the U.S. the parties co-promote the product and the agreement will continue, and the parties will share profit or loss, for so long as either party is engaged in the manufacture, use or sale of the product in such country. In the rest of the world where Corgentech receives royalties, the right of Corgentech to receive royalties expires on a country-by-country basis upon the later of (i) 10 years from the first commercial sale of such product in such country, and (ii) expiration of the last to expire valid claim of an issued Corgentech patent covering the manufacture, use or sale of such product in such country. The agreement may be terminated early (i) by the Company, with or without cause, at any time and as to any country, upon six months’ prior notice, or (ii) if material breach has occurred and not been cured within 90 days after notice of breach has been provided (such termination is limited only to those countries affected by the material breach). Upon termination of the alliance, in the event of the Company’s material breach or in the event the Company terminates the alliance without cause, the Company does not retain any rights to the product. The product is currently in Phase III clinical trials and the FDA has granted fast track status for both indications. The Company made and expensed an initial payment of $45 million in October 2003, with the potential for an additional $205 million in clinical and regulatory milestone payments over time, and arrangements for profit sharing.

Flamel Technologies S.A. On August 27, 2003, the Company entered into an exclusive license agreement with Flamel Technologies S.A. to develop and market BASULIN, the first controlled release, unmodified human insulin to be developed as a once-daily injection for patients with type 1 or type 2 diabetes. The agreement expires on the later of (i) 10 years from the first commercial sale or (ii) the expiration of the last Flamel patent right on a country-by-country basis. BASULIN has entered Phase II clinical development. Either party has the right to terminate the agreement based on the other party’s material breach or voluntary or involuntary bankruptcy. Early termination is also available, in the Company’s sole discretion for scientific, technical, medical, regulatory or commercial reasons. The amount of notice required for early termination of the strategic alliance is immediately upon notice in the case of voluntary bankruptcy, 60 days in the case where an involuntary bankruptcy petition has been filed (and not been dismissed), 60 days after notice where a material breach has occurred (and not been cured or commencement of cure has not occurred) and 90 days after notice where termination is for scientific, technical, medical, regulatory or commercial reasons. Under the agreement, the Company will lead and assume the cost of future development and manufacturing efforts for BASULIN and will have exclusive worldwide rights to the product. The Company paid and expensed $20 million in October 2003, with the potential for an additional $145 million in clinical and regulatory milestone payments over time, and royalty payments on product sales.

For information on alliances relating to drug discovery, see “—Research and Development” below.

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

The Company also expects to rely on Lonza to manufacture ABATACEPT (CTLA4Ig) and LEA29Y on a commercial scale if these products are commercialized. ABATACEPT (CTLA4Ig) and LEA29Y are investigational biologics compounds in late stage development. The Company has not made any filings with the FDA seeking approval for Lonza to manufacture or for the Company to market and sell these products, and there can be no assurance that regulatory approval of either of these products will be obtained. However, the Company has entered into an agreement with Lonza to reserve a portion of Lonza’s biologics manufacturing capacity for the Company’s future requirements of these products if regulatory approval is obtained. Under the terms of the agreement, the Company has minimum purchase requirements and will be obligated to pay Lonza a one-time termination fee if these products do not obtain regulatory approval. For additional information about ABATACEPT and LEA29Y, see “—Research and Development” below.

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

The Company experienced a substantial buildup of wholesaler inventories in its U.S. pharmaceuticals business over several years, primarily in 2000 and 2001. This buildup was primarily due to sales incentives offered by the Company to its wholesalers. These incentives were generally offered towards the end of a quarter in order to incentivize wholesalers to purchase products in an amount sufficient to meet the Company’s quarterly sales projections established by the Company’s senior management. In April 2002, the Company disclosed this substantial buildup of wholesaler inventories in its U.S. pharmaceuticals business, and developed and subsequently undertook a plan to work down in an orderly fashion these wholesaler inventory levels by reducing the amount of sales made by the Company to wholesalers relative to the amount of sales made by wholesalers to customers thereby reducing the inventories of the Company’s products held by wholesalers. For further discussion see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Restatement of Previously Issued Financial Statements.” In 2003, the Company took steps intended to moderate investment buying by U.S. pharmaceutical wholesalers, which can result in sales fluctuations unrelated to consumer demand. In 2003, the Company entered into new inventory management agreements (IMAs) with AmerisourceBergen, Cardinal, McKesson and other wholesalers. The agreements have terms of 2 years, cancelable by either parties after 1 year. The IMAs generally establish limits on inventory levels of BMS pharmaceutical products held by the wholesalers, permit limited buy-ins of BMS pharmaceutical products by the wholesalers after price increases, at pre-price increase prices and require the wholesalers to provide the Company with data in association with the wholesalers’ sales and inventory levels of BMS pharmaceutical products.

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

The Company’s Pharmaceuticals segment competes with other worldwide research-based drug companies, many smaller research companies with more limited therapeutic focus and generic drug manufacturers. Important competitive factors include product efficacy, safety and ease of use, price and demonstrated cost-effectiveness, marketing effectiveness, product labeling, service and research and development of new products and processes. Sales of the Company’s products can be impacted by new studies that indicate a competitor’s product has greater efficacy for treating a disease or particular form of disease than one of the Company’s products. The Company’s sales also can be impacted by additional labeling requirements for better tolerability, safety or convenience that may be imposed on its products by the FDA or by similar regulatory agencies in different countries. If competitors introduce new products and processes with therapeutic or cost advantages, the Company’s products can be subject to progressive price reductions or decreased volume of sales, or both. For example, in the growing market for statins, which reduce cholesterol, PRAVACHOL, the Company’s largest product by net sales ($2.8 billion), competes with established brands and new entrants of several of the world’s largest pharmaceutical companies. While the product has begun to lose exclusivity in some markets, between now and its anticipated loss of U.S. exclusivity in 2006, its expected rate of decline in market share could be accelerated by the recently reported results of clinical studies. PRAVACHOL has been the subject of numerous clinical trials that have demonstrated that PRAVACHOL, when combined with a heart-healthy diet and exercise, reduces the risk of first heart attack in patients with elevated cholesterol and no clinical evidence of coronary heart disease and also reduces the incidence of a subsequent cardiovascular event in patients with normal to moderately elevated cholesterol and clinical evidence of coronary heart disease. A recent clinical study sponsored by a competitor found that treatment with the competitor’s statin resulted in no progression of atherosclerotic disease compared to treatment with PRAVACHOL which showed some progression as demonstrated intravascular ultrasound. Another recent study sponsored by the Company found that acute coronary syndrome patients treated within ten days of their event benefited more from intensive statin therapy with a competitor’s product than from standard statin therapy with PRAVACHOL in the reduction of the risk of later major cardiovascular events.

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

Bristol-Myers Squibb’s drug discovery program includes many alliances and collaborative agreements. These agreements bring new products into the pipeline or help the company remain on the cutting edge of technology in the search for novel medicines. For example, in December 2003, the Company formed a partnership with Lexicon Genetics Incorporated (Lexicon) expiring in December 2006 to develop drugs in the field of depression, anxiety, schizophrenia, pain and Alzheimer’s disease. Under the terms of the agreement, Lexicon will contribute the products of 13 of its drug discovery programs and the alliance will give the Company exclusive access to discoveries in the neurological sciences field from a Lexicon gene analysis program known as Genome5000. Lexicon received an upfront payment of $36 million from Bristol-Myers Squibb in the fourth quarter of 2003 (which was expensed by the Company) and will receive a minimum of $30 million in research funding over the first three years of the agreement. Bristol-Myers Squibb has the option to extend part of the agreement for another two years until December 2008 in return for providing additional research funding of up to $50 million. Lexicon will receive further funding for each novel drug developed under the alliance, and it will earn royalties on sales of any drugs commercialized by Bristol-Myers Squibb. On December 18, 2003, the Company also announced the extension and expansion of its oncology research collaboration with Exelixis, Inc. (Exelixis) under which the two companies will continue to identify and validate molecular targets implicated in the genesis of cancer. The original agreement was established for a three-year term in July 2001. Under the terms of the extended collaboration, BMS provided Exelixis with an upfront payment of $3 million and increased annual research funding and milestone payments on certain cancer targets arising from the collaboration. Exelixis and Bristol-Myers Squibb agreed to extend their collaboration until December 2006, and Bristol-Myers Squibb has the right to continue the collaboration until July 2009. The goal of the extension is to increase the total number and degree of validation of cancer targets that Exelixis will deliver to the Company. Exelixis and Bristol-Myers Squibb will each maintain the option to obtain exclusive worldwide rights to equal numbers of validated targets arising from the collaboration.

Listed below are several investigational compounds that the Company has in the later stages of development. All of these compounds are in or entering Phase IIb or Phase III clinical trials. Whether or not any of these investigational compounds ultimately becomes one of the Company’s marketed products depends on the results of pre-clinical and clinical studies, the competitive landscape of the potential product’s market and the manufacturing processes necessary to produce the potential product on a commercial scale. The Company expects to file for FDA approval of ABATACEPT (CTLA4Ig), Entecavir and Muraglitazar in 2004 or early 2005. However, as noted above, there can be no assurance that the Company will seek regulatory approval of any of these compounds or that, if such approval is sought, it will be obtained. At this stage of development, the Company cannot determine all intellectual property issues or all the patent protection that may, or may not, be available for these investigational compounds. The patent coverage highlighted below does not include potential term extensions.

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

Of particular importance is the FDA in the United States. It has jurisdiction over virtually all of the Company’s businesses and imposes requirements covering the testing, safety, effectiveness, manufacturing, labeling, marketing, advertising and post-

marketing surveillance of the Company’s pharmaceutical products. The FDA also regulates most of the Company’s Nutritionals and Other Healthcare products. In many cases, the FDA requirements have increased the amount of time and money necessary to develop new products and bring them to market in the United States.

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

Revenues from operations outside the United States of $8.0 billion accounted for 38% of the Company’s total revenues in 2003. In 2003, revenues exceeded $500 million in each of France, Japan, Germany, Spain, Italy and Canada. No single country outside the United States contributed more than 10% of the Company’s total revenues. For a geographic breakdown of net sales and year-end assets, see the table captioned Geographic in “Item 8. Financial Statements—Note 19. Segment Information” and for further discussion of the Company’s sales by geographic area see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Geographic Areas.”

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

1999 to 2000 – Vice President and General Manager, Northern Europe, International Medicines.

2000 to 2001 – President, Asia-Pacific, Middle East & Southern Africa, International Medicines.

2001 to 2002 – President, Intercontinental, International Medicines.

2002 to 2004 – President, Europe, ME & Africa, Worldwide Medicines Group.

2004 to present – President, U.S. Pharmaceuticals, Worldwide Medicines Group.

Tamar D. Howson Senior Vice President, Corporate Development, Corporate Staff Member of the Executive Committee	55

1998 to 2000 – Senior Vice President and Director, Business Development of SmithKline Beecham Corporation.

2000 to 2001 – biotechnology consultant to chief executive officers and other business executives.

2001 to present – Senior Vice President, Corporate Development, Corporate Staff of the Company.

Paul W. Karr Vice President and Financial Controller, Corporate Staff	49

1995 to 2003 – Deputy Controller, GE Capital Services.

2003 to 2003 – Senior Vice President and Chief Accounting Officer, GE Capital Markets Services.

2003 to present – Vice President and Financial Controller, Corporate Staff of the Company.

Sandra Leung Vice President and Corporate Secretary, Corporate Staff	43

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

1997 to 1999 – Vice President, Applied Genomics, Pharmaceutical Research Institute, a division of the Company.

1999 to 2001 – Senior Vice President, Early Discovery and Applied Technology, Pharmaceutical Research Institute, a division of the Company.

2001 to 2002 – Senior Vice President, Drug Discovery & Exploratory Development, Pharmaceutical Research Institute, a division of the Company.

2002 to present – Senior Vice President, Global Clinical and Pharmaceutical Development, Pharmaceutical Research Institute, a division of the Company.

John L. Skule Senior Vice President, Corporate and Environmental Affairs, Corporate Staff Member of the Executive Committee	60	1998 to present – Senior Vice President, Corporate and Environmental Affairs, Corporate Staff of the Company.

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

Dividends

Dividends declared per share in 2003 and 2002 were:

	2003		2002
	High	Low	High	Low
First Quarter	$.28	$.28	$.50	$.50
Second Quarter	.28	.28	.50	.50
Third Quarter	.28	.28	.50	.50
Fourth Quarter	.28	.28	.50	.50

	$1.12	$1.12	$2.00	$2.00

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

Five-Year Financial Summary

Income Statement Data:(1)	2003	Restated 2002	Restated 2001	Restated 2000(2)	Restated 1999(2)
	(in millions, except per share data)
Net Sales	$20,894	$18,106	$18,044	$17,519	$16,491
Earnings from Continuing Operations Before Minority Interest and Income Taxes	4,694	2,761	2,263	5,263	4,733
Earnings from Continuing Operations	3,106	2,067	1,871	3,686	3,664
Earnings from Continuing Operations per Common share:
Basic	$1.60	$1.07	$.96	$1.87	$1.85
Diluted	$1.59	$1.06	$.95	$1.85	$1.81

Average common shares outstanding
Basic	1,937	1,936	1,940	1,965	1,984
Diluted	1,950	1,942	1,965	1,997	2,027

Dividends paid on common and preferred stock	$2,169	$2,168	$2,137	$1,930	$1,707
Dividends declared per Common Share	$1.12	$1.12	$1.11	$1.01	$.89

Financial Position Data at December 31:(3)

Total Assets	$27,471	$25,022	$27,864	$17,924	$17,310
Cash and cash equivalents	2,444	2,367	4,552	3,085	2,646
Marketable securities	3,013	1,622	1,102	300	311
Long-term debt	8,522	6,261	6,237	1,336	1,342
Stockholders’ Equity	9,786	8,756	8,762	7,634	7,538

(1)	The Company recorded several items that affected the comparability of results, which are set forth in the table under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Earnings” for the years 2003, 2002 and 2001. For a discussion of these items, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Net Sales,” “Item 8. Financial Statements—Note 3. Alliances and Investments,” “—Note 4. Restructuring and Other Items,” “—Note 5. Acquisitions and Divestitures” and “—Note 6. Discontinued Operations.”

(2)	The 2003 Restatement adjustments affecting the years 2000 and 1999 are set forth in the following table:

(3)	Includes discontinued operations for the years 1999 and 2000.

	2000		1999
	As Previously Reported	As Restated	As Previously Reported	As Restated
	(dollars in millions)
Net Sales	$17,538	$17,519	$16,502	$16,491
Earnings from Continuing Operations	3,830	3,686	3,423	3,664
Earnings from Continuing Operations per Common Share:
Basic	$1.95	$1.87	$1.73	$1.85
Diluted	$1.92	$1.85	$1.69	$1.81
Financial Position Data (at December 31):
Total Assets	$17,756	$17,924	$17,101	$17,310
Stockholder’s Equity	7,888	7,634	7,644	7,538

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

As previously disclosed, the Company experienced a substantial buildup of wholesaler inventories in its U.S. pharmaceuticals business over several years, primarily in 2000 and 2001. This buildup was primarily due to sales incentives offered by the Company to its wholesalers. These incentives were generally offered towards the end of a quarter in order to incentivize wholesalers to purchase products in an amount sufficient to meet the Company’s quarterly sales projections established by the Company’s senior management. In April 2002, the Company disclosed this substantial buildup, and developed and subsequently undertook a plan to work down in an orderly fashion these wholesaler inventory levels by reducing the amount of sales made by the Company to wholesalers relative to the amount of sales made by wholesalers to customers thereby reducing the inventories of the Company’s products held by wholesalers.

In late October 2002, based on further review and consideration of the previously disclosed buildup of wholesaler inventories in the Company’s U.S. pharmaceuticals business and the incentives offered to certain wholesalers, and on advice from the Company’s independent auditors, PricewaterhouseCoopers LLP, the Company determined that it was required to restate its sales and earnings to correct errors in timing of revenue recognition for certain sales to certain U.S. pharmaceuticals wholesalers. Since that time, the Company has undertaken an analysis of its transactions and incentive practices with U.S. pharmaceuticals wholesalers. The Company determined that certain incentivized transactions with certain wholesalers should be accounted for under the consignment model rather than recognizing revenue for such transactions upon shipment. This determination involved evaluation of a variety of criteria and a number of complex accounting judgments. As a result of its analysis, the Company determined that certain of its previously recognized U.S. sales to Cardinal Health, Inc. (Cardinal) and McKesson Corporation (McKesson), two of the largest wholesalers for the U.S. pharmaceuticals business, should be accounted for under the consignment model, based in part on the relationship between the amount of incentives offered to these wholesalers and the amount of inventory held by these wholesalers.

Following that determination, the Company also determined that it would correct its historical accounting policies to conform the accounting to GAAP and known errors made in the application of GAAP that were previously not recorded because in each such case the Company believed the amount of any such error was not material to the Company’s consolidated financial statements. In addition, as part of the restatement process, the Company investigated its accounting practices in areas that involve significant judgments and determined to restate additional items with respect to which the Company concluded errors were made in the application of GAAP, including revisions of inappropriate accounting.

Senior management set aggressive targets for each of the Company’s businesses. The errors and inappropriate accounting which are corrected by the restatement arose, at least in part, from a period of unrealistic expectations for, and consequent over-estimation of the anticipated performance of, certain of the Company’s products and programs.

In March 2003, the Company completed the restatement of its financial statements for these items and restated its financial statements for the three years ended December 31, 2001, including the corresponding interim periods, and the first and second quarters of 2002, including comparable prior interim periods in 2001 (the “2002 Restatement”).

After completing the 2002 Restatement, the Company continued to identify and implement actions to improve the effectiveness of its disclosure controls and procedures and internal controls over financial reporting. In connection with this effort, the Company (i) has substantially strengthened the organization and personnel of the senior financial and control functions, (ii) adopted more rigorous policies and procedures with respect to its balance sheet review process, (iii) focused its internal audit function on financial reporting controls, (iv) engaged a consultant to assist in the evaluation and documentation of certain financial reporting and disclosure processes throughout the Company, in particular with respect to designing standard operating procedures and implementing tools to ensure that disclosure issues are effectively identified, managed and controlled globally and (v) engaged a consultant to assist the Company’s personnel to conduct a comprehensive and detailed review of certain of the Company’s tax reporting and accounting, in particular with respect to developing more effective processes for establishing and monitoring deferred income taxes, valuation allowances and the Company’s annual effective tax rate. In addition, at the request of the Company’s Audit Committee, the Company’s independent auditors performed more extensive procedures with respect to the Company’s interim financial information during 2003 and, based on the auditors’ assessment of the Company’s risk profile, expanded the scope and amount of field work to be performed for certain areas in connection with its audit of the Company for 2003. These actions contributed significantly to the Company identifying additional errors relating to prior periods not reflected in the 2002 Restatement. For a discussion of the individual restatement adjustments, see “Item 8. Financial Statements—Note 2. Restatement of Previously Issued Financial Statements for Years Ended December 31, 2002 and 2001.”

In connection with their audits of the 2002 Restatement and the Company’s consolidated financial statements for the year ended December 31, 2002, the Company’s independent auditors, PricewaterhouseCoopers LLP (PwC), identified and communicated to the Company and the Audit Committee two “material weaknesses” (as defined under standards established by the American Institute of Certified Public Accountants) relating to lack of adequate resources and processes to ensure timely identification and recognition of matters to be considered in connection with the determination of the appropriate accounting and public financial reporting of significant matters and to lack of processes to ensure proper initial recording and management review and oversight of certain accounting matters, including certain liabilities and other income and expense items. In addition, at that time, PwC identified and communicated to the Company and its Audit Committee a “reportable condition” (as defined under standards established by the American Institute of Certified Public Accountants) relating to the Company’s internal controls over its financial reporting for income taxes. In 2003, as described above in the preceding paragraph, the Company dedicated substantial resources to improving its controls over its accounting and financial disclosure and reporting, and the auditors have not identified material weaknesses in connection with their audit of the 2003 financial statements. In addition, the Company has devoted substantial resources towards remedying the reportable condition in relation to taxes. The Company also retained a consultant to assist in a comprehensive and detailed review of certain aspects of its tax accounting and reporting. The Company examined its financial reporting for taxes in each significant jurisdiction where the Company or one of its subsidiaries was subject to tax. As a result of this review, a number of prior period errors were identified, which are reflected in the 2003 Restatement. In addition, the Company undertook a review to evaluate certain issues that had been raised concerning the manner in which the Company determined its provision for income taxes. The Company has determined that prior to 2000 there were certain inappropriate adjustments to tax contingency reserves made for the improper purpose of recording a provision for income taxes consistent with the Company’s projected effective tax rate. In addition, there may have been inappropriate adjustments in 2001 and 2002. The Company has completed a review and has not been able to determine whether or not any of the errors relating to its tax contingency reserves being corrected in the restatement are related to inappropriate accounting. In connection with the audit of the Company’s consolidated financial statements for the year ended December 31, 2003, PwC has advised the Company and its Audit Committee that the “reportable condition” in the income tax accounting area remains, and the Company expects to complete remediation of this reportable condition by the end of 2004.

The SEC and the U.S. Attorney’s Office and a grand jury in the District of New Jersey are investigating the activities of the Company and certain current and former members of the Company’s management in connection with the wholesaler inventory issues and other accounting issues referenced above. As part of these investigations, among other things, documents have been produced by the Company and individuals have appeared for interviews and testimony. The Company is continuing to cooperate with these investigations. The investigations could result in the assertion of civil and/or criminal claims against the Company and/or current and/or former members of the Company’s management. The Company’s understanding is that the SEC, the U.S. Attorney’s Office and the grand jury are investigating possible violations of the federal securities laws and other laws. The SEC has the authority to seek civil remedies and the U.S. Attorney’s Office and the grand jury could bring criminal charges. In the fourth quarter of 2003, the Company established a reserve of $150 million in relation to these investigations and litigation related to the wholesaler inventory issues and other accounting issues referenced above and other matters, all as discussed in “Item 8. Financial Statements—Note 22. Legal Proceedings and Contingencies—Other Securities Matters.” It is not possible at this time to reasonably assess the final outcome of these litigations and investigations or reasonably to estimate possible loss or range of loss with respect to these litigations and investigations. In accordance with GAAP, the Company has determined that the $150 million amount represents the minimum expected probable loss and that eventual losses related to these matters may exceed this reserve and the further impact of these matters could be material. As previously disclosed, management continues to believe that during the next few years, the aggregate impact, beyond current reserves, of these and other legal matters affecting the Company is reasonably likely to be material to the Company’s results of operations and cash flows, and may be material to its financial condition and liquidity.

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

A significant portion of the Company’s U.S. pharmaceuticals sales is made to wholesalers. The Company experienced a substantial buildup of wholesaler inventories in its U.S. pharmaceuticals business over several years, primarily in 2000 and 2001. This buildup was primarily due to sales incentives offered by the Company to its wholesalers, including discounts, buy-ins in anticipation of price increases, and extended payment terms to certain U.S. pharmaceuticals wholesalers. These were generally offered toward the end of a quarter as an incentive to wholesalers to purchase products in an amount sufficient to meet the Company’s quarterly sales projections established by the Company’s senior management. In April 2002, the Company disclosed this substantial buildup of wholesaler inventories in its U.S. pharmaceuticals business, and developed and subsequently undertook a plan to work down in an orderly fashion these wholesaler inventory levels by reducing the amount of sales made by the Company to wholesalers relative to the amount of sales made by wholesalers to customers thereby reducing the inventories of the Company’s products held by wholesalers.

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

Under the situations described above, utilizing the consignment model, the Company does not recognize revenue upon shipment of product. Rather, upon shipment of product the Company invoices the wholesaler, records deferred revenue at gross invoice sales price and classifies the inventory held by the wholesalers as consignment inventory at the Company’s cost of such inventory. The Company recognizes revenue (net of discounts, rebates, estimated sales allowances and accruals for returns) when the consignment inventory is no longer subject to incentive arrangements but not later than when such inventory is sold through to the wholesalers’ customers, on a first-in first-out (FIFO) basis. Under the consignment model, consignment inventory is no longer subject to incentive arrangements (and accordingly revenue is recognized) when the consignment inventory ceases to be in excess of the wholesaler’s ordinary course of business inventory level. The Company generally views approximately one month of supply as a desirable level of wholesaler inventory on a go-forward basis and as a level of wholesaler inventory representative of an industry average. In applying the consignment model to sales to Cardinal and McKesson, the Company defined inventory in excess of the wholesaler’s ordinary course of business inventory level as inventory above two weeks and three weeks of supply, respectively, based on the levels of inventory that Cardinal and McKesson required to be used as the basis for negotiation of incentives granted. The Company determines when consignment inventory ceases to be in excess of the wholesaler’s ordinary course of business inventory level based on information provided by Cardinal and McKesson. For additional discussion of the Company’s revenue recognition policy, see “Item 8. Financial Statements—Note 1. Accounting Policies.”

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

At December 31, 2003 and 2002, the Company’s aggregate cost of the pharmaceutical products held by Cardinal and McKesson that were accounted for using the consignment model (and, accordingly, were reflected as consignment inventory on the Company’s consolidated balance sheet) was approximately $4 million and $58 million, respectively, of which approximately $2 million and $1 million at December 31, 2003 and 2002, respectively, related to oncology products sold through the Oncology Therapeutics Network (OTN). The deferred revenue, recorded at gross invoice sales price, related to the inventory of pharmaceutical products accounted for using the consignment model was approximately $76 million and $470 million at December 31, 2003 and 2002, respectively, of which approximately $64 million and $39 million at December 31, 2003 and 2002, respectively, related to OTN. As a result of the restatement for the application of the consignment model, approximately $1,980 million of sales (excluding OTN and net of discounts, rebates and other adjustments) had been reversed from the period 1999 through 2001, of which approximately $321 million and $1,397 million were recognized in 2003 and 2002, respectively, as consigned inventory held by Cardinal and McKesson was worked down. This reversal reduced the amount of previously reported pre-tax earnings from 1999 through 2001 by approximately $1,587 million. A significant portion of the 2003 workdown was recognized in the first quarter. The corresponding effect on earnings from continuing operations before minority interest and income taxes was an increase of $237 million and $1,095 million in 2003 and 2002, respectively. Sales to Cardinal and McKesson represented approximately 66%, 70% and 60% of U.S. Pharmaceuticals net sales in 2003, 2002 and 2001, respectively.

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

	2003	Restated 2002	Restated 2001
	(dollars in millions)
Acquired in-process research and development	$—	$169	$2,772
Litigation charge, net	199	659	77
Asset impairment charge for investment in ImClone	—	379	—
Restructuring and other items(1)	195	68	588
Gain on sales of businesses/product liens	—	(30)	(475)

	394	1,245	2,962
Income tax benefit on above items	(36)	(472)	(1,057)
Settlement of prior year tax matters	—	(261)	—

	$358	$512	$1,905

(1) Restructuring and other items consist of the following:

Year ended December 31, 2003	Cost of Products Sold	R&D	Provision for Restructuring & Other	Total
	(dollars in millions)
Up-front payments for four licensing agreements*	$—	$102	$—	$102
Accelerated depreciation of assets	53	—	—	53
Termination benefits and other exit costs	—	—	50	50
Relocation expenses	—	—	13	13
Asset impairment charges	14	—	—	14
Retention benefits	—	—	2	2
Change in estimates	—	—	(39)	(39)

	$67	$102	$26	$195

*	Represents payments made to Corgentech Inc., ($45 million), Lexicon Genetics Inc. ($36 million), Flamel Technologies S.A. ($20 million) and QDose ($1 million).

Year ended December 31, 2002	Cost of Products Sold	R&D	Provision for Restructuring & Other	Total
	(dollars in millions)
Termination benefits	$—	$—	$71	$71
Other exit costs	—	—	38	38
Accelerated depreciation of assets	—	69	—	69
Asset write-down and impairment charges	2	—	51	53
Change in estimates	(17)	—	(146)	(163)

	$(15)	$69	$14	$68

Year ended December 31, 2001	Decrease in Net Sales	Cost of Products Sold	Provision for Restructuring & Other	Total
	(dollars in millions)
Downsized and rationalized operations and facilities	$—	$—	$519	$519
Abandonment of non-strategic pharmaceutical product lines	74	—	—	74
Change in estimates	—	58	(63)	(5)

	$74	$58	$456	$588

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

Business Segments

The Company operates in four reportable segments—Pharmaceuticals, OTN, Nutritionals and Other Healthcare. In 2003, OTN, which was previously included in the Pharmaceuticals segment, met the quantitative thresholds of a reportable segment as outlined in SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information.” Accordingly, prior periods have been reclassified to conform with current year presentations. The percent of the Company’s sales by segment were as follows:

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

Key pharmaceutical products and their sales include the following:

•	Total revenue for ABILIFY*, which is primarily domestic alliance revenue for the Company’s 65% share of net sales in copromotion countries with Otsuka Pharmaceutical Co., Ltd. (Otsuka), was $283 million. The schizophrenia agent was introduced in the United States in November 2002 and by December 2003, had achieved more than a 7% weekly new prescription share of the U.S. antipsychotic market. The Company received approval for a Supplemental New Drug Application (sNDA) for ABILIFY* for maintaining stability in patients with schizophrenia, and has announced that it submitted an sNDA for ABILIFY* for the treatment of acute mania in patients with bipolar disorder to the U.S. Food and Drug Administration (FDA). ABILIFY* is being developed and marketed by Bristol-Myers Squibb and its partner Otsuka. Market exclusivity protection for ABILIFY* is expected to expire in 2009 in the U.S. (and may be extended until 2014 if a pending statutory term extension is granted). The Company also has the right to copromote ABILIFY* in several European countries (the United Kingdom, France, Germany and Spain) and to act as exclusive distributor for the product in the rest of the EU if marketing approval is received from the European authorities. Market exclusivity protection for ABILIFY* is expected to expire in 2009 for the EU. The Company’s right to market ABILIFY* expires in November 2012 in the U.S. and Puerto Rico and, for the countries in the EU where the Company has the exclusive right to market ABILIFY*, on the tenth anniversary of the first commercial sale which has not yet occurred.

•	Sales of the PRAVACHOL franchise increased 25%, including a 7% favorable foreign exchange impact, to $2,827 million in 2003. Domestic sales increased 22% to $1,605 million in 2003, while international sales increased 28%, including a 17% favorable foreign exchange impact, to $1,222 million. Sales for the PRAVACHOL franchise increased 8% to $2,266 million in 2002 from $2,101 million in 2001. A six-month exclusivity extension was granted through April 2006. Market exclusivity protection for PRAVACHOL is expected to expire in 2006 in the U.S and between 2002 and 2007 in countries in the EU. The Company does not (but Sankyo does) market pravastatin in Japan.

•	Sales of PLAVIX*, a platelet aggregation inhibitor, increased 31%, including a 3% favorable foreign exchange impact, to $2,467 million in 2003. Sales of AVAPRO*/AVALIDE*, an angiotensin II receptor blocker for the treatment of hypertension, increased 29%, including a 6% favorable foreign exchange impact, to $757 million in 2003. Sales of PLAVIX* and AVAPRO*/AVALIDE* increased 61% and 20% to $1,890 million and $586 million, respectively, in 2002. Sales of PLAVIX* and AVAPRO*/AVALIDE* were $1,171 million and $487 million in 2001. PLAVIX* and AVAPRO*/AVALIDE* are cardiovascular products that were launched from the alliance between Bristol-Myers Squibb and Sanofi. Market exclusivity protection for AVAPRO*/AVALIDE* (known in the EU as APROVEL/KARVEA) is expected to expire in 2011 in the U.S and 2012 in countries in the EU; AVAPRO*/AVALIDE* is not currently marketed in Japan. This belief is subject to any adverse determination that may occur with respect to the PLAVIX* patent litigation. See “Item 1. Business—Competition” and “Item 8. Financial Statements—Note 22. Legal Proceedings and Contingencies.”

•	Sales of TAXOL® and PARAPLATIN, the Company’s leading anticancer agents, increased 9%, including a 12% favorable foreign exchange impact, to $934 million and 24% to $905 million (with no significant foreign exchange impact), respectively, in 2003. International sales of TAXOL® increased 23%, including a 14% favorable foreign exchange impact, to $882 million, led by strong sales in Japan and France. Domestic sales of TAXOL® decreased 62% to $52 million due to generic competition. Domestic sales of PARAPLATIN increased 26% to $769 million. In 2002, TAXOL® sales decreased 23% to $857 million from $1,112 million in 2001 and PARAPLATIN sales increased 23% to $727 million from $592 million in 2001. Market exclusivity protection for TAXOL® expired in 2002 in the U.S., in 2003 in the EU and is expected to expire between 2003 and 2013 in Japan. Market exclusivity protection for PARAPLATIN expires in the U.S. in April 2004 (subject to an anticipated six-month pediatric exclusivity extension). Market exclusivity protection for PARAPLATIN expired in 2000 in the EU and in 1998 in Japan.

•	Sales of SUSTIVA, an antiretroviral agent for the treatment of human immunodeficiency virus/auto-immune immunodeficiency virus (HIV/AIDS), increased 20%, including a 7% favorable foreign exchange impact, to $544 million in 2003 from $455 million in the prior year. International sales of SUSTIVA increased 31%, including an 18% favorable foreign exchange impact, to $210 million in 2003. SUSTIVA was acquired from DuPont Pharmaceuticals in October 2001 and recorded sales were $68 million for that year. Market exclusivity protection for SUSTIVA is expected to expire in 2013 in the U.S. and in countries in the EU; the Company does not (but others do) market SUSTIVA in Japan.

•	MONOPRIL, a second-generation angiotensin converting enzyme (ACE) inhibitor for the treatment of hypertension, had increased sales of 10%, including a 5% favorable foreign exchange impact, reaching $470 million in 2003. MONOPRIL sales increased 3% to $426 million in 2002 from $413 million in 2001. Market exclusivity protection for MONOPRIL expired in 2003 in the U.S. and is expired or expected to expire between 2001 and 2008 in countries in the EU; MONOPRIL is not currently marketed in Japan.

•	GLUCOPHAGE* franchise sales increased 22% to $948 million in 2003, compared to a 67% decrease to $778 million in 2002 from $2,337 million in 2001. GLUCOPHAGE* IR, an oral medication for treatment of non-insulin dependent (type 2) diabetes, saw 2003 sales decrease 46% to $118 million. The decline in GLUCOPHAGE* IR was due to the introduction of generic metformin in the United States in early 2002. GLUCOPHAGE* IR sales decreased 88% to $220 million in 2002 from $1,838 million in 2001. GLUCOVANCE*, an oral combination drug, and GLUCOPHAGE* XR (Extended Release) tablets had sales in 2003 of $424 million and $395 million, respectively, compared with sales in 2002 of $246 million and $297 million, respectively, and sales in 2001 of $269 million and $230 million, respectively. Market exclusivity protection for GLUCOVANCE* expired in January 2004. The Company does not (but others do) market these products in the EU and Japan.

•	Sales of ZERIT/ZERIT ER, an antiretroviral agent used in the treatment of HIV/AIDS, decreased 20%, including a 5% favorable foreign exchange impact, to $354 million in 2003, primarily as a result of decreased demand due to potential adverse side effects. ZERIT/ZERIT ER sales decreased 14% to $443 million in 2002 from $515 million in 2001. Market exclusivity protection for ZERIT/ZERIT ER is expected to expire in 2008 in the U.S., between 2007 and 2011 in countries in the EU and 2008 in Japan.

•	Sales of VIDEX/VIDEX EC, an antiretroviral agent used in the treatment of HIV/AIDS, increased 2%, including an 8% favorable foreign exchange impact, to $267 million in 2003. VIDEX/VIDEX EC sales increased 9% to $262 million in 2002 from $240 million in 2001. The Company has a licensing arrangement with the U.S Government for VIDEX/VIDEX EC, which by its terms became non-exclusive in 2001. The U.S. Government’s method of use patent expires in 2007 in the U.S. (which includes an earned pediatric extension) and in Japan and between 2006 and 2009 in countries in the EU. With respect to VIDEX/VIDEX EC, the Company has patents covering the reduced mass formulation of VIDEX/VIDEX EC that expire in 2012 in the U.S., the EU and Japan.

•	Sales of SERZONE, a treatment for depression, decreased 56% to $98 million in 2003 as a result of loss of exclusivity and a labeling change indicating a potential serious side effect of the product. SERZONE sales decreased 34% to $221 million in 2002 from $334 million in 2001. Market exclusivity protection for SERZONE expired in 2003 in the U.S. and SERZONE is not currently marketed in the EU and Japan.

In most instances, the basic exclusivity loss date indicated above is the expiration date of the patent that claims the active ingredient of the drug or the method of using the drug for the approved indication. In some instances, the basic exclusivity loss date indicated is the expiration date of the data exclusivity period. In situations where there is only data exclusivity without patent protection, a competitor could seek regulatory approval by submitting its own clinical trial data to obtain marketing approval. The Company assesses the market exclusivity period for each of its products on a case-by-case basis. The length of market exclusivity for any of the Company’s products is difficult to predict with certainty because of the complex interaction between patent and regulatory forms of exclusivity and other factors. There can be no assurance that a particular product will enjoy market exclusivity for the full period of time that the Company currently anticipates. For further discussion of market exclusivity protection, including a chart showing net sales of key products together with the year in which basic exclusivity loss occurred or is expected to occur in the U.S., the EU and Japan, see “Item 1. Business—Products” and “—Intellectual Property and Product Exclusivity”.

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

	2003		2002		2001
	% Change in U.S. Net Sales(a)	% Change in U.S. Total Prescriptions(b)	Restated % Change in U.S. Net Sales(a)	% Change in U.S. Total Prescriptions(b)	Restated % Change in U.S. Net Sales(a)	% Change in U.S. Total Prescriptions(b)
PRAVACHOL	22	2	1	5	20	9
PLAVIX*	27	29	63	35	28	35
AVAPRO*/AVALIDE*	24	15	16	13	33	20
SUSTIVA	13	17	**	16	—	N/A
MONOPRIL	16	(16)	2	(8)	3	(1)
GLUCOVANCE*	72	3	(9)	48	**	**
GLUCOPHAGE*XR	33	(3)	29	81	**	**
ZERIT	(29)	(25)	(13)	(11)	(12)	(8)
CEFZIL	14	(4)	(7)	(14)	(9)	(11)
COUMADIN	1	(15)	**	(16)	—	N/A
VIDEX/VIDEX EC	(11)	3	15	13	22	13

**	In excess of 200%.
(a)	Reflects change in net sales in dollar terms, including change in average selling prices and wholesaler buying patterns.
(b)	Reflects change in total prescriptions in unit terms, based on third-party data.

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

	2003	Restated 2002	Restated 2001	% Change
				2003 to 2002	2002 to 2001
	(dollars in millions)
ConvaTec	$843	$734	$710	15%	3%
Medical Imaging	508	462	98	10%	**
Consumer Medicines	354	377	424	(6)%	(11)%

Total Other Healthcare	$1,705	$1,573	$1,232	8%	28%

**	In excess of 200%.

In 2003, the increase in ConvaTec sales was due to a 13% increase, including an 9% favorable foreign exchange impact, in worldwide sales of ostomy products to $512 million and strong growth of worldwide wound care products, which increased 17%, including a 9% favorable foreign exchange impact, to $319 million. Foreign exchange in 2003 had a 9% favorable effect on sales. In 2002, the increase in ConvaTec sales was due to a 1% increase in worldwide sales of ostomy products to $453 million and strong growth of worldwide wound care products, which increased 10% to $273 million. Foreign exchange contributed 1% to the sales increase in 2002.

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

In October 2003, the Company and Corgentech Inc., a biopharmaceutical company, entered into an agreement to jointly develop and commercialize Corgentech’s E2F Decoy (edifoligide sodium), a novel treatment for the prevention of vein graft failure following coronary artery bypass graft and peripheral artery bypass graft surgery. The product is currently in Phase III clinical trials and the FDA has granted fast track status for both indications. The Company made and expensed an initial payment of $45 million in 2003. Further, there are potential clinical and regulatory milestone payments of $205 million, and arrangements for profit sharing.

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

Recently Issued Accounting Standards

In January 2004, the Financial Accounting Standards Board (FASB) issued Staff Position No. FAS 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”). The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. At present, detailed regulations necessary to implement the act including how to account for the federal subsidy have not been issued. The Company has elected to defer recognizing the effects of the Act until authoritative guidance on the accounting for the federal subsidy is issued.

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

Actual rates of return earned on U.S. plan assets for each of the last ten years were as follows:

Year	Return	Year	Return
2003	25.0%	1998	13.3%
2002	(13.4)%	1997	22.2%
2001	(6.1)%	1996	17.0%
2000	3.5%	1995	23.0%
1999	18.2%	1994	0.0%

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

At December 31, 2002, the Company lowered its assumed discount rate for U.S. plans from 7.25% to 6.75%, to reflect a decline in yields on high quality corporate bonds, and a decline in its assumed rate of compensation increase from 3.54% to 3.25%, to reflect expectations of lower inflation in the future and consistent with the reduction in the assumed discount rate. The reduction in the assumed discount rate increased the present value of future benefit obligations and, accordingly, had the effect of increasing U.S. plans pension expense for 2003. In contrast, the reduction in the assumed rate of compensation increase decreased the present value of benefit obligations and, accordingly, had the effect of decreasing U.S. plans pension expense for 2003. In addition, the Company revised, based on a change in its expectations of future terminations and retirements, its retirement and turnover assumptions. This revision decreased the present value of benefit obligations and 2003 pension expense.

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

Outlook for 2004

The Company expects to have both growth opportunities and exclusivity challenges over the next several years. For 2004, it estimates reductions of net sales in the range of $1.2 to $1.3 billion from the 2003 levels for products which have lost or will lose exclusivity protections in 2003 or 2004, specifically the metformin franchise in the United States, TAXOL® in Europe, MONOPRIL in the United States and Canada, Pravastatin in certain countries in Europe, PARAPLATIN in the United States and SERZONE in the United States. Sales rose in 2003, resulting in a higher base, and generic competition did not develop in 2003 as expected, thereby increasing the expected level of exclusivity losses in 2004. In addition, the impact of exclusivity losses for PARAPLATIN anticipated to occur primarily in 2005 will be accelerated into 2004 if an anticipated six-month extension of exclusivity protection based on pediatric studies is not obtained by April 2004. The amounts of sales reductions from exclusivity losses, their realization in particular periods and the eventual levels of remaining sales revenues are uncertain and dependent on the levels of sales at the time exclusivity protection ends, the timing and degree of development of generic competition (speed of approvals, market entry and impact) and other factors. Subject to these uncertainties, the Company estimates that there will be incremental exclusivity losses in each of the next several years, as measured against the net sales levels at the time exclusivity will be lost, of between $1 billion and $1.3 billion in each of the years 2005, 2006 and 2007, resulting, together with the estimated reductions in net sales for 2004 described above, in total estimated exclusivity losses of $2.2 to $2.6 billion in 2005, $3.2 to $3.9 billion in 2006 and $4.2 to $5.2 billion in 2007.

PRAVACHOL, a cholesterol reducing HMG CoA reductase inhibitor (statin) was the Company’s largest product ranked by net sales in 2003 ($2.8 billion). While the product has begun to lose exclusivity in some markets, between now and its anticipated loss of U.S. exclusivity in 2006, its expected rate of decline in market share could be accelerated by the recently reported results of clinical studies. PRAVACHOL has been the subject of numerous clinical trials that have demonstrated that PRAVACHOL, when combined with a heart-healthy diet and exercise, reduces the risk of first heart attack in patients with elevated cholesterol and no clinical evidence of coronary heart disease and also reduces the risk of a subsequent cardiovascular event in patients with normal to moderately elevated cholesterol and clinical evidence of coronary heart disease. A recent clinical study sponsored by a competitor found that treatment with the competitor’s statin resulted in no progression of atherosclerotic disease compared to treatment with PRAVACHOL which showed some progression, as demonstrated intravascular ultrasound. Another recent study sponsored by the Company found that acute coronary syndrome patients treated within ten days of their event benefited more from intensive statin therapy with a competitor’s product to standard statin therapy with PRAVACHOL in the reduction of the risk of later major cardiovascular events.

The Company believes this revenue loss will be more or less offset by growth of revenues resulting from growth of the Company’s in-line products, including PLAVIX*, AVAPRO*/AVALIDE* and SUSTIVA, the growth of recently launched exclusive products, ABILIFY* and REYATAZ, the growth of the recently FDA approved product ERBITUX*, and by the introduction of late-stage pipeline products such as ABATACEPT (CTLA4Ig), entecavir and muraglitazar that may be approved within the next thirty-six months and begin to contribute significantly by 2007. Additionally, OTN sales growth is expected to continue. This belief is subject to any adverse determination that may occur with respect to the PLAVIX* patent litigation. See “Item 1. Business—Competition” and “Item 8. Financial Statements—Note 22. Legal Proceedings and Contingencies.” In addition, there can be no assurance as to when or if the Company will obtain the required regulatory approvals for its late-stage pipeline products. The Company expects the resulting product mix to pressure Company margins because the products losing exclusivity protection carry higher margins than products expected to grow sales.

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

Interest Rate Contracts	Notional Amount of Underlying Debt	Variable Rate Received	Maturity	Fair Value
Swaps associated with 4.75% Notes due 2006	$2,000	1 month U.S.$ LIBOR +1.04%	2006	$54

Swaps associated with 4.00% Notes due 2008	400	1 month U.S.$ LIBOR +0.35%	2008	1

Swaps associated with 5.75% Notes due 2011	2,500	1 month U.S.$ LIBOR +1.50%	2011	(23)

Swaps associated with 5.25% Notes due 2013	600	1 month U.S.$ LIBOR +0.42%	2013	8

	$5,500			$40

The following table summarizes the interest rate swaps outstanding as of December 31, 2002 (dollars in millions):

Interest Rate Contracts	Notional Amount of Underlying Debt	Variable Rate Received	Maturity	Fair Value
Swaps associated with 4.75% Notes due 2006	$1,500	1 month U.S.$ LIBOR +.54%	2006	$83
Swaps associated with 5.75% Notes due 2011	1,500	1 month U.S.$ LIBOR +1.31%	2011	50

	$3,000			$133

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

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED STATEMENT OF EARNINGS

(in millions, except per share data)

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

	Year Ended December 31,
	2003	Restated 2002	Restated 2001
EARNINGS
Net Sales	$20,894	$18,106	$18,044

Cost of products sold	7,592	6,532	5,515
Marketing, selling and administrative	4,660	4,124	4,058
Advertising and product promotion	1,416	1,143	1,201
Research and development	2,279	2,206	2,157
Acquired in-process research and development	—	169	2,772
Provision for restructuring and other items	26	14	456
Litigation charges, net	199	659	77
Gain on sales of businesses/product lines	—	(30)	(475)
Asset impairment charge for investment in ImClone	—	379	—
Equity in net income of affiliates	(151)	(80)	(78)
Other expense, net	179	229	98

Total expenses	16,200	15,345	15,781

Earnings from Continuing Operations Before Minority Interest and Income Taxes	4,694	2,761	2,263
Provision for income taxes	1,215	391	213
Minority interest, net of taxes	373	303	179

Earnings from Continuing Operations	3,106	2,067	1,871

Discontinued Operations
Net earnings	—	32	226
Net gain on disposal	—	38	2,565

	—	70	2,791

Net Earnings	$3,106	$2,137	$4,662

Earnings per Common Share
Basic
Earnings from Continuing Operations	$1.60	$1.07	$96

Discontinued Operations
Net earnings	—	.02	.12
Net gain on disposal	—	.02	1.32

	—	.04	1.44

Net Earnings	$1.60	$1.11	$2.40

Diluted
Earnings from Continuing Operations	$1.59	$1.06	$95

Discontinued Operations
Net earnings	—	.02	.11
Net gain on disposal	—	.02	1.31

	—	.04	1.42

Net Earnings	$1.59	$1.10	$2.37

Average Common Shares Outstanding
Basic	1,937	1,936	1,940
Diluted	1,950	1,942	1,965

Dividends declared per common share	$1.12	$1.12	$1.11

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

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS

(dollars in millions)

	Year Ended December 31,
	2003	Restated 2002	Restated 2001
Cash Flows From Operating Activities:
Net earnings	$3,106	$2,137	$4,662
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	491	427	481
Amortization	298	308	247
Provision for deferred income taxes	249	(471)	(1,376)
Acquired in-process research and development	—	160	2,744
Litigation charges	278	669	77
Asset impairment charge for investment in ImClone	—	379	—
Provision for restructuring and other items	29	68	608
Gain on sales of businesses/product lines (including discontinued operations)	—	(95)	(4,750)
Loss (gain) on disposal of property, plant, and equipment	(3)	19	11
Equity in net income of affiliates	(151)	(80)	(78)
Impairment charges and asset write-offs	26	59	9
Litigation settlement payments, net of receipts	(604)	—	—
Minority interest, net of distributions and taxes	(3)	61	(44)
Pension contributions	(332)	(554)	(300)
Changes in operating assets and liabilities:
Receivables	(554)	1,097	(269)
Inventories	127	200	(118)
Prepaid expenses	50	13	(95)
Other assets	324	698	135
Deferred revenue on consigned inventory	(394)	(1,556)	1,118
Accounts payable	287	83	(131)
Accrued expenses	207	(457)	(199)
U.S. and foreign income taxes payable	147	(2,386)	2,142
Other liabilities	(66)	166	498

Net Cash Provided by Operating Activities	3,512	945	5,372

Cash Flows From Investing Activities:
Proceeds from sales and maturities of marketable securities	22,448	13,083	3,395
Purchases of marketable securities	(23,833)	(13,604)	(4,209)
Additions to property, plant and equipment and capitalized software	(937)	(1,075)	(1,180)
Proceeds from disposal of property, plant and equipment	59	27	41
Proceeds from sales of businesses/product lines	—	115	537
Proceeds from sale of Clairol	—	45	4,965
Purchase of DuPont Pharmaceuticals	—	29	(7,774)
Clairol and DuPont Pharmaceuticals divestiture and acquisition costs	(18)	(410)	(148)
Investments in other companies	(85)	(133)	(1,207)
Purchases of trademarks, patents and licenses	(53)	(107)	(105)

Net Cash Used in Investing Activities	(2,419)	(2,030)	(5,685)

Cash Flows From Financing Activities:
Short-term borrowings, net of repayments	(1,210)	1,080	392
Long-term debt borrowings	2,286	6	4,854
Long-term debt repayments	(3)	(9)	(3)
Issuances of common stock under stock plans	44	138	251
Purchases of treasury stock	—	(164)	(1,589)
Dividends paid	(2,169)	(2,168)	(2,137)

Net Cash (Used in) Provided by Financing Activities	(1,052)	(1,117)	1,768

Effect of Exchange Rates on Cash	36	17	12

Increase (Decrease) in Cash and Cash Equivalents	77	(2,185)	1,467
Cash and Cash Equivalents at Beginning of Year	2,367	4,552	3,085

Cash and Cash Equivalents at End of Year	$2,444	$2,367	$4,552

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

Basis of Consolidation

The consolidated financial statements include the accounts of Bristol-Myers Squibb Company (BMS, the Company or Bristol-Myers Squibb) and all of its controlled majority owned subsidiaries. All intercompany balances and transactions have been eliminated. Certain prior year amounts have been reclassified to conform to the current year presentation, including the reclassification of amounts relating to other equity in net income of affiliates, which were formerly netted in minority interest, net of taxes and are now presented on a separate line in the consolidated statement of earnings (see also “—Investments” below).

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

In the case of sales made to wholesalers (1) as a result of incentives, (2) in excess of the wholesaler’s ordinary course of business inventory level, (3) at a time when there was an understanding, agreement, course of dealing or consistent business practice that the Company would extend incentives based on levels of excess inventory in connection with future purchases and (4) at a time when such incentives would cover substantially all, and vary directly with, the wholesaler’s cost of carrying inventory in excess of the wholesaler’s ordinary course of business inventory level, substantially all the risks and rewards of ownership do not transfer upon shipment and, accordingly, such sales should be accounted for using the consignment model. The determination of when, if at all, sales to a wholesaler meet the foregoing criteria involves evaluation of a variety of factors and a number of complex judgments. Under the consignment model, the Company does not recognize revenue upon shipment of product. Rather, upon shipment of product the Company invoices the wholesaler, records deferred revenue at gross invoice sales price and classifies the inventory held by the wholesalers as consignment inventory at the Company’s cost of such inventory. The Company recognizes revenue when the consignment inventory is no longer subject to incentive arrangements but not later than when such inventory is sold through to the wholesalers’ customers, on a first-in first-out (FIFO) basis. Under the consignment model, consignment inventory is no longer subject to incentive arrangements (and accordingly revenue is recognized) when the consignment inventory ceases to be in excess of the wholesaler’s ordinary course of business inventory level. The Company generally views approximately one month of supply as a desirable level of wholesaler inventory on a go-forward basis and as a level of wholesaler inventory representative of an industry average. In applying the consignment model to sales to Cardinal and McKesson, the Company defined inventory in excess of the wholesaler’s ordinary course of business inventory level as inventory above two weeks and three weeks of supply, respectively, based on the levels of inventory that Cardinal and McKesson required to be used as the basis for negotiation of incentives granted. The Company determines when consignment inventory ceases to be in excess of the wholesaler’s ordinary course of business inventory level based on information provided by Cardinal and McKesson.

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

Investments

In January 2003, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 46 (“FIN 46” or “Interpretation”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN 46 clarifies the application of Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties; such entities are known as variable interest entities (“VIEs”). The FASB issued a revision to FIN 46 (“FIN 46-R”) in December 2003. FIN 46-R is effective for the interim period ending March 31, 2004 for all new or existing VIEs. The adoption of FIN 46 had no effect on the Company’s financial statements.

If an entity does not meet the definition of a VIE under FIN 46, the Company accounts for the entity under the provisions of Accounting Principles Board (APB) Opinion Number 18, “The Equity Method of Accounting for Investments in Common Stock”, which requires that the Company consolidates all majority (more than 50%) owned subsidiaries where it has the ability to exercise control. The Company accounts for 50% or less owned companies over which it has the ability to exercise significant influence using the equity method of accounting. The Company’s share of net income or losses of equity investments is included in equity in net income of affiliates in the consolidated statement of earnings. The Company periodically reviews these equity investments for impairment and adjusts these investments to their fair value when a decline in market value is deemed to be other than temporary. During 2002, the Company recorded an asset impairment charge of $379 million for an other-than-temporary decline in the market value of ImClone Systems Incorporated (ImClone).

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

See “—Note 17. Stockholders’ Equity” for additional information.

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2 RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

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

Goods in transit: The Company corrected an error in the application of GAAP regarding the timing of revenue recognition for certain sales made by its Mead Johnson Nutritionals (Mead Johnson) unit, its Other Healthcare unit and certain of its non-U.S. Pharmaceuticals units. The Company previously recorded revenue for products sold on the date of shipment but now records revenue on the date of receipt by the purchaser. The Company corrected the timing of revenue recognition from the date of shipment to the date the products are received by customers based on its determination that, under the terms of sale, substantially all risks and rewards of ownership did not pass until the time the products are received by customers. This error had been identified at the time of the 2002 Restatement. At that time the Company believed that the information it then possessed about the error was not sufficiently precise to support recording an adjustment. The Company determined at that time that the impact of this error was not material and that it was not necessary to correct the error in the 2002 Restatement. After completion of the 2002 Restatement, the Company conducted a more detailed review and analysis of this item and, after assessing all of the errors identified in the 2003 Restatement taken as a whole, determined to record a restatement adjustment to correct this immaterial item.

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

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2 RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001 (Continued)

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

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2 RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001 (Continued)

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

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2 RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001 (Continued)

Adjustments to Other Expense, Net Classification

The table below presents the restatement charges (credits) for certain amounts that had been classified in error and have been reclassified as part of the restatement from other expense, net, to the appropriate line item in the consolidated statement of earnings for the years ended December 31, 2002 and 2001:

	Year Ended December 31
	2002	2001
	(dollars in millions)
Total adjustments to Other expense, net	$(257)	$(77)

Net Sales:
Rebate accrual adjustment	$14	$—

Cost of Products Sold:
Royalty expense	$55	$52
Product liability expense	28	—
Royalties receivable write-off adjustment	55	—
Other, net(a)	15	8

	$153	$60

Marketing, Selling and Administrative:
Amortization of capitalized software	$43	$26
Restricted stock grant amortization	18	25
Other, net(a)	(2)	(11)

	$59	$40

Advertising and Product Promotion:
Other, net(a)	$(4)	$(1)

	$(4)	$(1)

Research and Development:
Reimbursement of clinical study expenditures	$—	$(13)
Other, net(a)	(5)	(9)

	$(5)	$(22)
Equity in Net Income of Affiliates:
ImClone share in losses	$(40)	$—

(a)	Certain items included in “Other, net”, are reclassifications of amounts that are not “errors” within the meaning of APB Opinion No. 20, Accounting Changes, but rather are amounts that have been reclassified to conform to the current year presentation.

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2 RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001 (Continued)

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

in March 2004 for the approval of ERBITUX* by the FDA, and an additional $250 million upon FDA approval for use in treating an additional tumor type. Of the $200 million paid to ImClone in March 2002 and 2003, $160 million was expensed to in-process research and development in the first quarter of 2002. The remaining $40 million was recorded as an additional equity investment to eliminate the income statement effect of the portion of the milestone payment for which the Company has an economic claim through its ownership interest in ImClone. The March 2004 payment of $250 million was capitalized and is being amortized to cost of products sold over the remaining term of the agreement. Also under the revised agreement, the Company will pay ImClone a distribution fee based on a flat rate of 39% of product net revenues in North America. The Company will purchase all of its commercial requirements for bulk ERBITUX* from ImClone at a price equal to actual manufacturing cost plus 10%. The terms of the revised agreement will continue through 2018.

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

On February 12, 2004, the FDA approved a resubmitted BLA for ERBITUX*. ERBITUX* is for the treatment of patients with Epidermal Growth Factor Recepter (EGFR) expressing metastatic colorectal cancer who had failed an irinotecan-based regimen in combination with irinotecan an as monotherapy for patients who are intolerant of irinotecan.

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

In addition, $69 million of accelerated depreciation relating to the planned shutdown of research facilities in the United States has been included in research and development expense, and $2 million for inventory write-offs associated with these projects has been included in cost of products sold. In the third quarter of 2002, the Company recorded a pre-tax restructuring charge of $79 million for severance and other exit costs associated with the consolidation of research and development efforts and the closure of two leased facilities acquired as part of the DuPont acquisition. As a result of this action, an impairment assessment was performed on long lived assets used at these sites in accordance with SFAS 144. The Company concluded that although the $69 million of assets were recoverable, the remaining useful life of these assets (mainly laboratory equipment and leasehold improvements for which there was no alternate use or residual value) was accelerated from 4 years to 3 months to reflect the date of abandonment of the facilities (the fourth quarter of 2002).

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

	Year Ended December 31,
	2003		Restated 2002	Restated 2001
	(in millions, except per share amounts)
Earnings from Continuing Operations	$3,106		$2,067	$1,871

Discontinued Operations:
Net earnings	—		32	226
Net gain on disposal	—		38	2,565

	—		70	2,791

Net Earnings	$3,106		$2,137	$4,662

Basic:
Average Common Shares Outstanding	1,937		1,936	1,940

Earnings from Continuing Operations	$1.60		$1.07	$96

Discontinued Operations:
Net earnings	—		.02	.12
Net gain on disposal	—		.02	1.32

	—		.04	1.44

Net Earnings	$1.60		$1.11	$2.40

Diluted:
Average Common Shares Outstanding	1,937		1,936	1,940
Conversion of Convertible Debt Bonds	7		—	—
Incremental Shares Outstanding Assuming the Exercise of Dilutive Stock Options	6		6	25

	1,950		1,942	1,965

Earnings from Continuing Operations	$1.59	(1)	$1.06	$.95

Discontinued Operations:
Net earnings	—		.02	.11
Net gain on disposal	—		.02	1.31

	—		.04	1.42

Net Earnings	$1.59		$1.10	$2.37

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

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9 INCOME TAXES (Continued)

Also in 2002, the Company reorganized the structure of its ownership of many of its non-U.S. subsidiaries. The principal purpose of the reorganization was to facilitate the Company’s ability to efficiently deploy its financial resources outside the United States. The Company believes that the reorganization transactions were generally tax-free both inside and outside the United States. It is possible, however, that taxing authorities in particular jurisdictions could assert tax liabilities arising from the reorganization transactions or the operations of the reorganized subsidiaries. It is not reasonably possible to predict whether any taxing authority will assert such a tax liability or to reasonably estimate the possible loss or range of loss with respect to any such asserted tax liability. The Company would vigorously challenge any such assertion and believes that it would prevail but there can be no assurance of such.

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

The Company determined that shipments of product to Cardinal and shipments of product to McKesson met the consignment model criteria set forth under “—Note 1, Accounting Policies—Revenue Recognition” above as of July 1, 1999 and July 1, 2000, respectively, and, in each case, continuing through the end of 2002 and for some period thereafter. Accordingly, the consignment model was required to be applied to such shipments. Prior to those respective periods, the Company recognized revenue with respect to sales to Cardinal and McKesson upon shipment of product. Although the Company generally views approximately one month of supply as a desirable level of wholesaler inventory on a go-forward basis and as a level of wholesaler inventory representative of an industry average, in applying the consignment model to sales to Cardinal and McKesson, the Company defined inventory in excess of the wholesaler’s ordinary course of business inventory level as inventory above two weeks and three weeks of supply, respectively, based on the levels of inventory that Cardinal and McKesson required to be used as the basis for negotiation of incentives granted. The Company determines when consignment inventory ceases to be in excess of the wholesaler’s ordinary course of business inventory level based on information provided by Cardinal and McKesson.

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

	$2,378

In October 2003, the Company issued $1.2 billion of convertible debentures. These debentures pay interest quarterly at an annual rate equal to 3-month LIBOR, reset quarterly, minus 0.50% (the yield never to be less than zero) and has a final maturity of September 15, 2023. The debentures are callable at par at any time on or after September 21, 2008 by the issuer. Holders can also redeem some or all of their debentures at par on September 15, 2008, 2013, and 2018, or if a fundamental change in ownership of the Company occurs. The bond has an initial conversion price of $41.28, or a conversion rate of 24.2248 shares, which will be adjustable depending on the average closing prices for the applicable period. The maximum conversion rate is 38.7597 shares.

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

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17 STOCKHOLDERS’ EQUITY

Changes in common shares, treasury stock, capital in excess of par value of stock, and restricted stock were:

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

Dividends declared per common share were $1.12 in 2003, $1.12 in 2002, and $1.11 in 2001.

The accumulated balances related to each component of other comprehensive income (loss) were as follows:

	Foreign Currency Translation	Available for Sale Securities	Deferred Loss on Effective Hedges	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income/(Loss)
			(dollars in millions)
Balance at December 31, 2000 (Restated)	$(1,045)	—	$—	$—	$(1,045)
Other comprehensive income (loss)	160	—	(62)	(5)	93

Balance at December 31, 2001 (Restated)	(885)	—	(62)	(5)	(952)
Other comprehensive income (loss)	161	1	(25)	(89)	48

Balance at December 31, 2002 (Restated)	(724)	1	(87)	(94)	(904)
Other comprehensive income (loss)	233	23	(171)	(36)	49

Balance at December 31, 2003	$(491)	$24	$(258)	$(130)	$(855)

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

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17 STOCKHOLDERS’ EQUITY (Continued)

Stock option transactions were:

	Shares of Common Stock		Weighted Average of Exercise Price of Shares Under Plan
	Available for Option Plans	Under Plan
Balance, December 31, 2000	21,177,542	128,844,296	$40.32
Authorized	17,581,816	—	—
Granted	(21,200,624)	21,200,624	62.45
Granted as a result of the Zimmer spin-off(1)	—	6,764,516	41.87
Exercised	—	(13,916,580)	25.17
Lapsed	13,578,556	(13,578,556)	52.92

Balance, December 31, 2001	31,137,290	129,314,300	42.19
Authorized	21,708,554	—	—
Granted	(40,112,732)	40,112,732	37.55
Exercised	—	(7,352,080)	21.64
Lapsed	12,878,965	(12,878,965)	51.44

Balance, December 31, 2002	25,612,077	149,195,987	41.20

Authorized	18,760,704	—	—
Granted	(21,918,897)	21,918,897	23.19
Exercised	—	(3,717,552)	13.76
Lapsed	6,713,860	(6,713,860)	43.62

Balance December 31, 2003	29,167,744	160,683,472	$39.24

(1)	Effective with the spin-off of Zimmer on August 6, 2001, unexercised Bristol-Myers Squibb stock options held by Zimmer employees were converted into Zimmer stock options. For remaining unexercised Bristol-Myers Squibb stock options, the number of stock options and the exercise price were adjusted to preserve the intrinsic value of the stock options and the ratio of exercise price to fair value that existed prior to the spin-off.

The following tables summarize information concerning the Company’s stock compensation plans and currently outstanding and exercisable options:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	131,534,776	$39.42	22,440,326
Equity compensation plans not approved by security holders	29,148,696	38.42	6,727,418

	160,683,472	$39.24	29,167,744

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17 STOCKHOLDERS’ EQUITY (Continued)

Range of Exercise Prices	Number Outstanding	Options Outstanding		Options Exercisable
		Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$10 — $20	13,151,215	0.92	$14.10	13,151,215	$14.10
$20 — $30	54,073,575	7.31	$25.01	13,450,126	$22.83
$30 — $40	9,222,056	3.21	$32.39	9,193,556	$32.40
$40 — $50	47,675,447	5.90	$46.99	34,501,362	$46.94
$50 — $60	16,462,768	7.00	$58.05	7,506,108	$58.26
$60 and up	20,098,411	5.49	$63.34	15,817,133	$63.21

	160,683,472			93,619,500

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

Additional information pertaining to the Company’s pension and postretirement plans:

	Pension Benefits		Other Benefits
	2003	Restated 2002	2003	Restated 2002
	(dollars in millions)		(dollars in millions)
Increase in minimum liability included in other comprehensive income	$53	$132	$—	$—

Weighted-average assumptions used to determine benefit obligations at December 31, were:

	Pension Benefits		Other Benefits
	2003	Restated 2002	2003	Restated 2002
Discount rate	6.08%	6.56%	6.01%	6.75%
Rate of compensation increase	3.57%	3.33%	3.58%	3.29%

Weighted-average actuarial assumptions used to determine net periodic benefit cost for the years ended December 31, were:

	Pension Benefits		Other Benefits
	2003	Restated 2002	2003	Restated 2002
Discount rate	6.56%	7.02%	6.75%	7.23%
Expected long-term return on plan assets	8.81%	9.74%	9.00%	10.00%
Rate of compensation increase	3.33%	3.59%	3.29%	3.57%

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

Assumed health care cost trend rates do have an effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total of service and interest cost	$3	$(3)
Effect on postretirement benefit obligation	$52	$(46)

The Company’s asset allocation for pension and postretirement benefits at December 31, 2003 and 2002, were:

	Pension Benefits		Other Benefits
	2003	2002	2003	2002
Public equity securities	69.7%	66.3%	70.7%	67.2%
Debt securities (including cash)	25.1	28.1	23.1	26.2
Private equity	5.0	5.4	6.0	6.4
Other	0.2	0.2	0.2	0.2

Total	100%	100%	100%	100%

The Company’s investment strategy emphasizes equities in order to achieve high expected returns and, in the long run, low expense and low required cash contributions. For the U.S. pension plans, a target asset allocation of 70% public equity (58% U.S., 12% international), 8% private equity and 22% fixed income is maintained and cash flow (i.e., cash contributions, benefit payments) are used to rebalance back to the targets as necessary. Investments are very well diversified within each of the three major asset categories. About 40% of the U.S. equity is passively managed. Otherwise, all investments are actively managed.

Investment strategies for international pension plans are typically similar, although the asset allocations are usually more conservative.

Bristol –Myers Squibb Company common stock represents less than 1% of plan assets at December 31, 2003 and 2002.

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

In January 2004, NJDEP sent the Company and approximately five other companies, an information request letter relating to a site in North Brunswick Township, N.J. where waste materials from E.R. Squibb & Sons (Squibb), a wholly owned subsidiary of BMS, may have been disposed of from the 1940s through the 1960s. Fill material containing industrial waste and heavy metals in excess of residential standards was discovered in Fall 2003 during an expansion project at the North Brunswick Township High School. The school board and the Township, who are the current owners of the site, are preparing to submit a workplan to the NJDEP and have asked the Company to contribute to the cost of remediation. The Company is in discussions with NJDEP, the site owners and other potentially responsible parties. The site investigation is ongoing, and no claims have been asserted against the Company.

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

The FDA approved the BLA for ERBITUX*, the anticancer agent that the Company is developing in partnership with ImClone, in February 2004. ERBITUX* Injection is for use in combination with irinotecan in the treatment of patients with EGFR- expressing, metastatic colorectal cancer who are refractory to irinotecan-based chemotherapy and for use as a single agent in the treatment of patients with EGFR-expressing, metastatic colorectal cancer who are intolerant to irinotecan-based chemotherapy. In accordance with the agreement, the Company paid ImClone in March 2004, $250 million as a milestone payment for the approval of ERBITUX* by the FDA.

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

	First Quarter	As Restated	As Previously Reported	Second Quarter	Third Quarter	As Restated
	As Previously Reported			As Restated	As Previously Reported
2003: (dollars in million, except per share data)
Net Sales	$4,711	$4,728	$5,052	$5,129	$5,337	$5,372
Gross Margin	3,026	3,019	3,256	3,277	3,429	3,443

Net Earnings(1)(2)	$761	$792	$878	$902	$884	$906

Earnings per common share:
Basic	$.39	$.41	$.45	$.47	$.46	$.47

Diluted(3)	$.39	$.41	$.45	$.46	$.45	$.47

Dividends declared per Common Share	$.28	$.28	$.28	$.28	$.28	$.28

Cash and cash equivalents	$4,328	$2,357	$4,307	$2,342	$4,953	$2,678
Marketable securities	$20	$1,991	$114	$2,079	$86	$2,361

2002: (dollars in millions, except per share data)
Net Sales	$4,661	$4,674	$4,127	$4,097	$4,537	$4,524
Gross Margin	3,159	3,166	2,661	2,617	2,883	2,856
Earnings from Continuing Operations(1)(5)	$842	$853	$479	$477	$339	$310
Discontinued Operations, net(4)	14	14	—	—	18	18

Net Earnings	$856	$867	$479	$477	$357	$328

Earnings per common share
Basic
Earnings from Continuing Operations(1)(5)	$.43	$.44	$.25	$.25	$.18	$.16
Discontinued Operations, net(4)	.01	.01	—	—	.01	.01

Net Earnings	$.44	$.45	$.25	$.25	$.19	$.17

Diluted(3)
Earnings from Continuing Operations(1)(5)	$.43	$.43	$.25	$.25	$.17	$.16
Discontinued Operations, net(4)	.01	.01	—	—	.01	.01

Net Earnings	$.44	$.44	$.25	$.25	$.18	$.17

Dividends declared per common share	$.28	$.28	$.28	$.28	$.28	$.28

Cash and cash equivalents	$3,382	$2,851	$3,547	$2,957	$3,562	$3,136
Marketable securities	$198	$729	$72	$662	$35	$461

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 24 SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued)

	Fourth Quarter	Year
2003: (dollars in million, except per share data)	As Reported	As Reported
Net Sales	$5,665	$20,894
Gross Margin	3,563	13,302

Net Earnings(1)	$506	$3,106

Earnings per common share:
Basic	$.26	$1.60

Diluted(3)	$.26	$1.59

Dividends declared per Common Share	$.28	$1.12

Cash and cash equivalents	$2,444	$2,444
Marketable Securities	$3,013	$3,013

	Fourth Quarter		Year
2002: (dollars in millions, except per share data)	As Previously Reported	As Restated	As Previously Reported	As Restated
Net Sales	$4,794	$4,811	$18,119	$18,106
Gross Margin	3,028	2,935	11,731	11,574
Earnings from Continuing Operations(1)(5)	$374	$427	$2,034	$2,067
Discontinued Operations, net(4)	—	38	32	70

Net Earnings	$374	$465	$2,066	$2,137

Earnings per common share
Basic
Earnings from Continuing Operations(1)(5)	$.19	$.22	$1.05	$1.07
Discontinued Operations, net(4)	—	.02	.02	.04

Net Earnings	$.19	$.24	$1.07	$1.11

Diluted(3)
Earnings from Continuing Operations(1)(5)	$.19	$.22	$1.05	$1.06
Discontinued Operations, net(4)	—	.02	.02	.04

Net Earnings	$.19	$.24	$1.07	$1.10

Dividends declared per common share	$.28	$.28	$1.12	$1.12

Cash and cash equivalents	$3,978	$2,367	$3,978	$2,367
Marketable securities	$11	$1,622	$11	$1,622

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 24 SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued)

Note:	Earnings per share for the quarters may not add to the amounts for the year, as each period is computed on a discrete basis.
(1)	2003 includes litigation settlement charges of $16 million and $265 million in the second and fourth quarters, respectively. The first, second and third quarters include litigation settlement income of $21 million, $57 million and $4 million, respectively. The first, second, third and fourth quarters include provisions for restructuring and other items of $26 million, $29 million, $37 million and $39 million, respectively. The second, third and fourth quarters include reversals of prior period restructuring and other items of $25 million, $3 million and $10 million, respectively. The third and fourth quarters include up-front payments for licensing agreements of $21 million and $81 million, respectively. 2002 includes a gain from the sale of product lines of $30 million in the first quarter. The first, third and fourth quarters include write-offs for acquired in-process research and development of $160 million, $7 million and $2 million, respectively. The second and fourth quarters include provisions for restructuring and other items of $4 million and $93 million, respectively. The first and third quarters include reversals of prior period restructuring and other items of $1 million and $28 million, respectively. Litigation settlement charges of $90 million and $569 million were included in the first and third quarters, respectively. Also, the third quarter includes a $379 million asset impairment charge for ImClone.
(2)	The principal corrections to interim periods in 2003 in the 2003 Restatement, which is discussed in “—Note 2. Restatement of Previously Issued Financial Statements for Years Ended December 31, 2002 and 2001” above, were for intercompany foreign exchange gains and losses in the first quarter, WIC rebates accrual in the second quarter and minority interest tax adjustment in the third quarter as well as for intercompany foreign exchange gains and losses, income taxes and vacation accrual in the third quarter.
(3)	Common equivalent shares excluded from the computation of diluted earnings per share, because the effect would be antidilutive, were as follows (in millions):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2003	120	117	116	114	114
2002	81	119	124	121	121

(4)	In 2002, the first quarter discontinued operations results included a purchase price adjustment related to the Clairol transaction of $24 million ($14 million net of tax). The third quarter discontinued operations results included a litigation provision of $10 million ($6 million net of tax) and a gain adjustment relating to the Clairol transaction of $41 million ($24 million net of tax). The fourth quarter discontinued operations results included a $38 million reduction in provision for income taxes due to a reduction in the tax contingency reserve related to the Zimmer spin-off.
(5)	The principal corrections to interim periods in 2002 in the 2003 Restatement, which is discussed in “—Note 2. Restatement of Previously Issued Financial Statements for Years Ended December 31, 2002 and 2001” above, were for intercompany foreign exchange gains and losses in the third quarter, and goods in transit and adjustments to provision for income taxes in the fourth quarter.

Report of Independent Registered Public Accounting Firm

To the Board of Directors

and Stockholders of

Bristol-Myers Squibb Company:

In our opinion, the accompanying consolidated financial statements included in Item 15(a)(1) present fairly, in all material respects, the financial position of Bristol-Myers Squibb Company and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule included in Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

In making this evaluation, the Company has considered matters relating to the 2003 Restatement including actions taken by the Company within the past year to identify and enhance the effectiveness of its disclosure controls and procedures and internal controls over financial reporting. After completing the 2002 Restatement, the Company continued to identify and implement actions to improve the effectiveness of its disclosure controls and procedures and internal controls over financial reporting. In connection with this effort, the Company (i) has substantially strengthened the organization and personnel of the senior financial and control functions, (ii) adopted more rigorous policies and procedures with respect to its balance sheet review process, (iii) focused its internal audit function on financial reporting controls, (iv) engaged a consultant to assist in the evaluation and documentation of certain financial reporting and disclosure processes throughout the Company, in particular with respect to designing standard operating procedures and implementing tools to ensure that disclosure issues are effectively identified, managed and controlled globally and (v) engaged a consultant to assist the Company’s personnel to conduct a comprehensive and detailed review of certain of the Company’s tax reporting and accounting, in particular with respect to developing more effective processes for establishing and monitoring deferred income taxes, valuation allowances and the Company’s annual effective tax rate. In addition, at the request of the Company’s Audit Committee, the Company’s independent auditors performed more extensive procedures with respect to the Company’s interim financial information during 2003 and, based on the auditors’ assessment of the Company’s risk profile, expanded the scope and amount of field work to be performed for certain areas in connection with its audit of the Company for 2003. These actions contributed significantly to the Company identifying additional errors relating to prior periods not reflected in the 2002 Restatement.

In March 2003, the Company restated its financial statements for the three years ended December 31, 2001, including the corresponding interim periods, and the first and second quarters of 2002, including comparable prior interim periods in 2001 (the “2002 Restatement”). In connection with their audits of the 2002 Restatement and the Company’s consolidated financial statements for the year ended December 31, 2002, the Company’s independent auditors, PricewaterhouseCoopers LLP (PwC), identified and communicated to the Company and the Audit Committee two “material weaknesses” (as defined under standards established by the American Institute of Certified Public Accountants) relating to lack of adequate resources and processes to ensure timely identification and recognition of matters to be considered in connection with the determination of the appropriate accounting and public financial reporting of significant matters and to lack of processes to ensure proper initial recording and management review and oversight of certain accounting matters, including certain liabilities and other income and expense items. In addition, at that time, PwC identified and communicated to the Company and its Audit Committee a “reportable condition” (as defined under standards established by the American Institute of Certified Public Accountants) relating to the Company’s internal controls over its financial reporting for income taxes. In connection with the audit of the Company’s consolidated financial statements for the year ended December 31, 2003, PwC has advised the Company and its Audit Committee that the “reportable condition” in the income tax accounting area remains. In 2003, as described above in the preceding paragraph, the Company dedicated substantial resources to improving its controls over its accounting and financial disclosure and reporting, and the auditors have not identified any material weaknesses in connection with their audit of 2003 financial statements. In addition, the Company has devoted substantial resources towards remedying the reportable condition in relation to taxes. The Company’s efforts to strengthen its financial and internal controls continue, and the Company expects to complete remediation of the reportable condition by the end of 2004.

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

Item 14. AUDITOR FEES

Reference is made to the 2004 Proxy Statement to be filed on or before March 26, 2004 with respect to auditor fees, which is incorporated herein by reference and made a part hereof in response to the information required by Item 14.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)

Page Number
1.	Consolidated Financial Statements	62-65
	Notes to Consolidated Financial Statements	66-120
	Report of Independent Registered Public Accounting Firm	121-123
2.	Financial Statement Schedule	124-126

	Schedule Number	Page Number
Valuation and Qualifying Accounts	II	131

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

3a.	Restated Certificate of Incorporation of Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 3c to the Form 10-Q for the quarterly period ended September 30, 2003).

3b.	Bylaws of Bristol-Myers Squibb Company, as amended as of March 2, 2004 (previously filed as an exhibit to the Annual Report on Form 10-K).

4a.	Letter of Agreement dated March 28, 1984 (incorporated herein by reference to Exhibit 4 to Form 10-K for the fiscal year ended December 31, 1983).

4b.	Indenture, dated as of June 1, 1993, between Bristol-Myers Squibb Company and JPMorgan Chase Bank (as successor trustee to The Chase Manhattan Bank (National Association)) (incorporated herein by reference to Exhibit 4.1 to the Form 8-K dated May 27, 1993, and filed on June 3, 1993).

4c.	Form of 7.15% Debenture due 2023 of Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 4.2 to the Form 8-K dated May 27, 1993, and filed on June 3, 1993).

4d.	Form of 6.80% Debenture due 2026 of Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 4e to the Form 10-K for the fiscal year ended December 31, 1996).

4e.	Form of 6.875% Debenture due 2097 of Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 4f to the Form 10-Q for the quarterly period ended September 30, 1997).

4f.	Five Year Competitive Advance and Revolving Credit Facility Agreement dated as of September 11, 2001 among Bristol-Myers Squibb Company, the borrowing subsidiaries, the lenders named in the agreement, ABN Amro Bank N.V., Bank of America, N.A. and Deutsche Bank AG, New York Branch as co-syndication agents, The Chase Manhattan Bank, as Administrative Agent and Citibank, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 4j to the Form 10-Q for the quarterly period ended September 30, 2003).

4g.	Second Supplemental Indenture, dated September 28, 2001, between Bristol-Myers Squibb Company and JPMorgan Chase Bank (as successor trustee to The Chase Manhattan Bank) to the indenture dated June 1, 1993 (previously filed as an exhibit to the Annual Report on Form 10-K).

4h.	Form of 4.75% Note due 2006 and Form of 5.75% Note Due 2011 of Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 4g filed herewith).

4i.	Third Supplemental Indenture, dated August 18, 2003, between Bristol-Myers Squibb Company and JPMorgan Chase Bank, as Trustee, to the indenture dated June 1, 1993 (incorporated herein by reference to Exhibit 4k to the Form 10-Q for the quarterly period ended September 30, 2003).

4j.	Purchase Agreement dated August 12, 2003, between Bristol-Myers Squibb Company and Goldman, Sachs & Co., J.P. Morgan Securities Inc., as representatives to the several purchasers, named in Schedule I of the Agreement, of 4.00% Senior Notes due 2008 and 5.25% Senior Notes due 2013 (incorporated herein by reference to Exhibit 4l to the Form 10-Q for the quarterly period ended September 30, 2003).

4k.	Exchange and Registration Rights Agreement, dated August 18, 2003, between Bristol-Myers Squibb Company and Goldman, Sachs & Co., J.P. Morgan Securities Inc., as representatives of the several purchasers named in Schedule I to the Purchase Agreement, of 4.00% Senior Notes due 2008 and 5.25% Senior Notes due 2013 (incorporated herein by reference to Exhibit 4m to the Form 10-Q for the quarterly period ended September 30, 2003).

4l.	Form of 4.00% Senior Note due 2008 (incorporated herein by reference to Exhibit 4j to the Form 10-Q for the quarterly period ended September 30, 2003) (incorporated herein by reference to Exhibit 4n to the Form 10-Q for the quarterly period ended September 30, 2003).

4m.	Form of 5.25% Senior Note due 2013 (incorporated herein by reference to Exhibit 4o to the Form 10-Q for the quarterly period ended September 30, 2003).

4n.	Five Year Competitive Advance and Revolving Credit Facility Agreement dated as of August 13, 2003 among Bristol-Myers Squibb Company, the borrowing subsidiaries, the lenders named in the agreement, Bank of America, N.A. as syndication agent, JP Morgan Chase Bank, as Administrative Agent and Citicorp North America, Inc., as Administrative Agent (incorporated herein by reference to Exhibit 4p to the Form 10-Q for the quarterly period ended September 30, 2003).

4o.	Indenture, dated October 1, 2003, between Bristol-Myers Squibb Company, as Issuer, and JPMorgan Chase Bank, as Trustee (incorporated herein by reference to Exhibit 4q to the Form 10-Q for the quarterly period ended September 30, 2003).

4p.	Registration Rights Agreement, dated October 1, 2003, between Bristol-Myers Squibb Company and Goldman, Sachs & Co., J.P. Morgan Securities Inc., as representatives of the several purchasers named in Schedule I to the Purchase Agreement, of Floating Rate Convertible Senior Debentures due 2023 (incorporated herein by reference to Exhibit 4r to the Form 10-Q for the quarterly period ended September 30, 2003).

4q.	Form of Floating Rate Convertible Senior Debenture due 2023 (incorporated herein by reference to Exhibit 4s to the Form 10-Q for the quarterly period ended September 30, 2003).

4r.	Purchase Agreement dated September 25, 2003, between Bristol-Myers Squibb Company and Goldman, Sachs & Co., J.P. Morgan Securities Inc., as representatives of the several purchasers named in Schedule I to the Purchase Agreement, of Floating Rate Convertible Debentures due 2023 (incorporated herein by reference to Exhibit 4t to the Form 10-Q for the quarterly period ended September 30, 2003).

4s.	Specimen Certificate of Common Stock (previously filed as an exhibit to the Annual Report on Form 10-K).

4t.	Specimen Certificate of Convertible Preferred Stock (previously filed as an exhibit to the Annual Report on Form 10-K).

**10a.	Bristol-Myers Squibb Company 1997 Stock Incentive Plan, effective as of May 6, 1997 and as amended effective July 17, 2002 (incorporated herein by reference to Exhibit 10a to the Form 10-Q for the quarterly period ended June 30, 2002).

**10b.	Bristol-Myers Squibb Company 2002 Stock Incentive Plan, effective as of May 7, 2002 and as amended effective July 17, 2002 (incorporated herein by reference to Exhibit 10b to the Form 10-Q for the quarterly period ended June 30, 2002).

**10c.	Bristol-Myers Squibb Company TeamShare Stock Option Plan, as amended and restated effective September 10, 2002 (incorporated herein by reference to Exhibit 10c to the Form 10-K for the fiscal year ended December 31, 2002).

**10d.	Bristol-Myers Squibb Company Executive Performance Incentive Plan (incorporated herein by reference to Exhibit 10b to the Form 10-K for the fiscal year ended December 31, 1996).

**10e.	Bristol-Myers Squibb Company 1983 Stock Option Plan, as amended and restated as of January 1, 1997, as amended November 3, 1998 (incorporated herein by reference to Exhibit 10c to the Form 10-K for the fiscal year ended December 31, 1998).

**10f.	Squibb Corporation 1982 Option, Restricted Stock and Performance Unit Plan, as amended (incorporated herein by reference to Exhibit 10b to the Form 10-K for the fiscal year ended December 31, 1993).

**10g.	Squibb Corporation 1986 Option, Restricted Stock and Performance Unit Plan, as amended (as adopted, incorporated herein by reference to Exhibit 10k to the Squibb Corporation Form 10-K for the fiscal year ended December 31, 1988, File No. 1-5514; as amended effective July 1, 1993, and incorporated herein by reference to Exhibit 10c to the Form 10-K for the fiscal year ended December 31, 1993).

**10h.	Bristol-Myers Squibb Company Performance Incentive Plan, as amended (as adopted, incorporated herein by reference to Exhibit 2 to the Form 10-K for the fiscal year ended December 31, 1978; as amended as of January 8, 1990, incorporated herein by reference to Exhibit 19b to the Form 10-K for the fiscal year ended December 31, 1990; as amended on April 2, 1991, incorporated herein by reference to Exhibit 19b to the Form 10-K for the fiscal year ended December 31, 1991; as amended effective January 1, 1994, incorporated herein by reference to Exhibit 10d to the Form 10-K for the fiscal year ended December 31, 1993; and as amended effective January 1, 1994, incorporated herein by reference to Exhibit 10d to the Form 10-K for the fiscal year ended December 31, 1994).

**10i.	Benefit Equalization Plan of Bristol-Myers Squibb Company and its Subsidiary or Affiliated Corporations Participating in the Bristol-Myers Squibb Company Retirement Income Plan or the Bristol-Myers Squibb Puerto Rico, Inc. Retirement Income Plan, as amended (as amended and restated as of January 1, 1993, as amended effective October 1, 1993, incorporated herein by reference to Exhibit 10e to the Form 10-K for the fiscal year ended December 31, 1993; and as amended effective February 1, 1995, incorporated herein by reference to Exhibit 10e to the Form 10-K for the fiscal year ended December 31, 1996).

**10j.	Benefit Equalization Plan of Bristol-Myers Squibb Company and its Subsidiary or Affiliated Corporations Participating in the Bristol-Myers Squibb Company Savings and Investment Program, as amended and restated effective as of January 1, 1996 (incorporated herein by reference to Exhibit 10h to the Form 10-K for the fiscal year ended December 31, 2001).

**10k.	Squibb Corporation Supplementary Pension Plan, as amended (as previously amended and restated, incorporated herein by reference to Exhibit 19g to the Form 10-K for the fiscal year ended December 31, 1991; as amended as of September 14, 1993, and incorporated herein by reference to Exhibit 10g to the Form 10-K for the fiscal year ended December 31, 1993).

**101.	Bristol-Myers Squibb Company Restricted Stock Award Plan, as amended (as adopted on November 7, 1989, incorporated herein by reference to Exhibit 10t to the Form 10-K for the fiscal year ended December 31, 1989; as amended on December 4, 1990, incorporated herein by reference to Exhibit 19a to the Form 10-K for the fiscal year ended December 31, 1990; as amended effective July 1, 1993, incorporated herein by reference to Exhibit 10h to the Form 10-K for the fiscal year ended December 31, 1993; as amended effective December 6, 1994, incorporated herein by reference to Exhibit 10h to the Form 10-K for the fiscal year ended December 31, 1994).

**10m.	Bristol-Myers Squibb Company Retirement Income Plan for Non-Employee Directors, as amended to March 5, 1996 (incorporated herein by reference to Exhibit 10k to the Form 10-K for the fiscal year ended December 31, 1996).

**10n.	Bristol-Myers Squibb Company 1987 Deferred Compensation Plan for Non-Employee Directors, as amended to January 13, 1998 (incorporated herein by reference to Exhibit 101 to the Form 10-K for the fiscal year ended December 31, 1997).

**10o.	Bristol-Myers Squibb Company Non-Employee Directors’ Stock Option Plan, as amended (as approved by the Stockholders on May 1, 1990, incorporated herein by reference to Exhibit 28 to Registration Statement No. 33-38587 on Form S-8; as amended May 7, 1991, incorporated herein by reference to Exhibit 19c to the Form 10-K for the fiscal year ended December 31, 1991), as amended January 12, 1999 (incorporated herein by reference to Exhibit 10m to the Form 10-K for the fiscal year ended December 31, 1998).

**10p.	Squibb Corporation Deferral Plan for Fees of Outside Directors, as amended (as adopted, incorporated herein by reference to Exhibit 10e Squibb Corporation 1991 Form 10-K for the fiscal year ended December 31, 1987, File No. 1-5514; as amended effective December 31, 1991 incorporated herein by reference to Exhibit 10m to the Form 10-K for the fiscal year ended December 31, 1992).

**10q.	Amendment to all of the Company’s plans, agreements, legal documents and other writings, pursuant to action of the Board of Directors on October 3, 1989, to reflect the change of the Company’s name to Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 10v to the Form 10-K for the fiscal year ended December 31, 1989).

**10r.	Form of Agreement entered into between the Registrant and each of the following officers effective on the following dates: Lamberto Andreotti, August 30, 2002; Harrison M. Bains, Jr., May 8, 2002; Stephen E. Bear, December 4, 2001; Andrew G. Bodnar, M.D., October 2, 2001; Andrew R. J. Bonfield, September 23, 2002; Wendy Dixon, March 20, 2002; Peter R. Dolan, July 29, 1999; Donald J. Hayden, Jr., July 30, 1999; Anthony C. Hooper, June 21, 2002; Tamar D. Howson, October 11, 2001; John L. McGoldrick, August 10, 1999; James B.D. Palmer, M.D., F.R.C.P., March 20, 2003; Elliot Sigal, M.D., Ph.D., October 2, 2002; and John L. Skule, August 5, 1999 (incorporated herein by reference to Exhibit 10q to the Form 10-Q for the quarterly period ended September 30, 1999).

12.	Statement re computation of ratios (previously filed as an exhibit to the Annual Report on Form 10-K).

21.	Subsidiaries of the Registrant (previously filed as an exhibit to the Annual Report on Form 10-K).

23.	Consent of PricewaterhouseCoopers LLP (filed herewith).

31a.	Section 302 Certification Letter (filed herewith).

31b.	Section 302 Certification Letter (filed herewith).

32a.	Section 906 Certification Letter (filed herewith).

32b.	Section 906 Certification Letter (filed herewith).

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

Date: June 28, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ PETER R. DOLAN (Peter R. Dolan)	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	June 28, 2004

/s/ ANDREW R.J. BONFIELD (Andrew R.J. Bonfield)	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	June 28, 2004

/s/ PAUL W. KARR (Paul W. Karr)	Vice President and Financial Controller (Principal Accounting Officer)	June 28, 2004

/s/ ROBERT E. ALLEN (Robert E. Allen)	Director	June 28, 2004

/s/ LEWIS B. CAMPBELL (Lewis B. Campbell)	Director	June 28, 2004

/s/ VANCE D. COFFMAN (Vance D. Coffman)	Director	June 28, 2004

/s/ ELLEN V. FUTTER (Ellen V. Futter)	Director	June 28, 2004

/s/ LOUIS V. GERSTNER, JR. (Louis V. Gerstner, Jr.)	Director	June 28, 2004

/s/ LAURIE H. GLIMCHER, M.D. (Laurie H. Glimcher, M.D.)	Director	June 28, 2004

/s/ LEIF JOHANSSON (Leif Johansson)	Director	June 28, 2004

/s/ JAMES D. ROBINSON III (James D. Robinson III)	Director	June 28, 2004

/s/ LOUIS W. SULLIVAN, M.D. (Louis W. Sullivan, M.D.)	Director	June 28, 2004

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

Exhibit No.	Description	Page No.
3a.	Restated Certificate of Incorporation of Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 3c to the Form 10-Q for the quarterly period ended September 30, 2003).	*

3b.	Bylaws of Bristol-Myers Squibb Company, as amended as of March 2, 2004 (previously filed as an exhibit to the Annual Report on Form 10-K).	*

4a.	Letter of Agreement dated March 28, 1984 (incorporated herein by reference to Exhibit 4 to Form 10-K for the fiscal year ended December 31, 1983).	*

4b.	Indenture, dated as of June 1, 1993, between Bristol-Myers Squibb Company and JPMorgan Chase Bank (as successor trustee to The Chase Manhattan Bank (National Association)) (incorporated herein by reference to Exhibit 4.1 to the Form 8-K dated May 27, 1993, and filed on June 3, 1993).	*

4c.	Form of 7.15% Debenture due 2023 of Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 4.2 to the Form 8-K dated May 27, 1993, and filed on June 3, 1993).	*

4d.	Form of 6.80% Debenture due 2026 of Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 4e to the Form 10-K for the fiscal year ended December 31, 1996).	*

4e.	Form of 6.875% Debenture due 2097 of Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 4f to the Form 10-Q for the quarterly period ended September 30, 1997).	*

4f.	Five Year Competitive Advance and Revolving Credit Facility Agreement dated as of September 11, 2001 among Bristol-Myers Squibb Company, the borrowing subsidiaries, the lenders named in the agreement, ABN Amro Bank N.V., Bank of America, N.A. and Deutsche Bank AG, New York Branch as co-syndication agents, The Chase Manhattan Bank, as Administrative Agent and Citibank, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 4j to the Form 10-Q for the quarterly period ended September 30, 2003).	*

4g.	Second Supplemental Indenture, dated September 28, 2001, between Bristol-Myers Squibb Company and JPMorgan Chase Bank (as successor trustee to The Chase Manhattan Bank) to the indenture dated June 1, 1993 (previously filed as an exhibit to the Annual Report on Form 10-K).	*

4h.	Form of 4.75% Note due 2006 and Form of 5.75% Note due 2011 of Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 4g to the Form 10-K for the fiscal year ended December 31, 2003).	*

4i.	Third Supplemental Indenture, dated August 18, 2003, between Bristol-Myers Squibb Company and JPMorgan Chase Bank, as Trustee, to the indenture dated June 1, 1993 (incorporated herein by reference to Exhibit 4k to the Form 10-Q for the quarterly period ended September 30, 2003).	*

4j.	Purchase Agreement dated August 12, 2003, between Bristol-Myers Squibb Company and Goldman, Sachs & Co., J.P. Morgan Securities Inc., as representatives to the several purchasers, named in Schedule I of the Agreement, of 4.00% Senior Notes due 2008 and 5.25% Senior Notes due 2013 (incorporated herein by reference to Exhibit 4l to the Form 10-Q for the quarterly period ended September 30, 2003).	*

4k.	Exchange and Registration Rights Agreement, dated August 18, 2003, between Bristol-Myers Squibb Company and Goldman, Sachs & Co., J.P. Morgan Securities Inc., as representatives of the several purchasers named in Schedule I to the Purchase Agreement, of 4.00% Senior Notes due 2008 and 5.25% Senior Notes due 2013 (incorporated herein by reference to Exhibit 4m to the Form 10-Q for the quarterly period ended September 30, 2003).	*

4l.	Form of 4.00% Senior Note due 2008 (incorporated herein by reference to Exhibit 4j to the Form 10-Q for the quarterly period ended September 30, 2003) (incorporated herein by reference to Exhibit 4n to the Form 10-Q for the quarterly period ended September 30, 2003).	*

4m.	Form of 5.25% Senior Note due 2013 (incorporated herein by reference to Exhibit 4o to the Form 10-Q for the quarterly period ended September 30, 2003).	*

4n.	Five Year Competitive Advance and Revolving Credit Facility Agreement dated as of August 13, 2003 among Bristol-Myers Squibb Company, the borrowing subsidiaries, the lenders named in the agreement, Bank of America, N.A. as syndication agent, JPMorgan Chase Bank, as Administrative Agent and Citicorp North America, Inc., as Administrative Agent (incorporated herein by reference to Exhibit 4p to the Form 10-Q for the quarterly period ended September 30, 2003).	*

Exhibit No.	Description	Page No.

4o.	Indenture, dated October 1, 2003, between Bristol-Myers Squibb Company, as Issuer, and JPMorgan Chase Bank, as Trustee (incorporated herein by reference to Exhibit 4q to the Form 10-Q for the quarterly period ended September 30, 2003).	*

4p.	Registration Rights Agreement, dated October 1, 2003, between Bristol-Myers Squibb Company and Goldman, Sachs & Co., J.P. Morgan Securities Inc., as representatives of the several purchasers named in Schedule I to the Purchase Agreement, of Floating Rate Convertible Senior Debentures due 2023 (incorporated herein by reference to Exhibit 4r to the Form 10-Q for the quarterly period ended September 30, 2003).	*

4q.	Form of Floating Rate Convertible Senior Debenture due 2023 (incorporated herein by reference to Exhibit 4s to the Form 10-Q for the quarterly period ended September 30, 2003).	*

4r.	Purchase Agreement dated September 25, 2003, between Bristol-Myers Squibb Company and Goldman, Sachs & Co., J.P. Morgan Securities Inc., as representatives of the several purchasers named in Schedule I to the Purchase Agreement, of Floating Rate Convertible Debentures due 2023 (incorporated herein by reference to Exhibit 4t to the Form 10-Q for the quarterly period ended September 30, 2003).	*

4s.	Specimen certificate of Common Stock (previously filed as an exhibit to the Annual Report on Form 10-K).	*

4t.	Specimen certificate of Convertible Preferred Stock (previously filed as an exhibit to the Annual Report on Form 10-K).	*

**10a.	Bristol-Myers Squibb Company 1997 Stock Incentive Plan, effective as of May 6, 1997 and as amended effective July 17, 2002 (incorporated herein by reference to Exhibit 10a to the Form 10-Q for the quarterly period ended June 30, 2002).	*

**10b.	Bristol-Myers Squibb Company 2002 Stock Incentive Plan, effective as of May 7, 2002 and as amended effective July 17, 2002 (incorporated herein by reference to Exhibit 10b to the Form 10-Q for the quarterly period ended June 30, 2002).	*

**10c.	Bristol-Myers Squibb Company TeamShare Stock Option Plan, as amended and restated effective September 10, 2002 (incorporated herein by reference to Exhibit 10c to the Form 10-K for the fiscal year ended December 31, 2002).	*

**10d.	Bristol-Myers Squibb Company Executive Performance Incentive Plan (incorporated herein by reference to Exhibit 10b to the Form 10-K for the fiscal year ended December 31, 1996).	*

**10e.	Bristol-Myers Squibb Company 1983 Stock Option Plan, as amended and restated as of January 1, 1997, as amended November 3, 1998 (incorporated herein by reference to Exhibit 10c to the Form 10-K for the fiscal year ended December 31, 1998).	*

**10f.	Squibb Corporation 1982 Option, Restricted Stock and Performance Unit Plan, as amended (incorporated herein by reference to Exhibit 10b to the Form 10-K for the fiscal year ended December 31, 1993).	*

**10g.	Squibb Corporation 1986 Option, Restricted Stock and Performance Unit Plan, as amended (as adopted, incorporated herein by reference to Exhibit 10k to the Squibb Corporation Form 10-K for the fiscal year ended December 31, 1988, File No. 1-5514; as amended effective July 1, 1993, and incorporated herein by reference to Exhibit 10c to the Form 10-K for the fiscal year ended December 31, 1993).	*

**10h.	Bristol-Myers Squibb Company Performance Incentive Plan, as amended (as adopted, incorporated herein by reference to Exhibit 2 to the Form 10-K for the fiscal year ended December 31, 1978; as amended as of January 8, 1990, incorporated herein by reference to Exhibit 19b to the Form 10-K for the fiscal year ended December 31, 1990; as amended on April 2, 1991, incorporated herein by reference to Exhibit 19b to the Form 10-K for the fiscal year ended December 31, 1991; as amended effective January 1, 1994, incorporated herein by reference to Exhibit 10d to the Form 10-K for the fiscal year ended December 31, 1993; and as amended effective January 1, 1994, incorporated herein by reference to Exhibit 10d to the Form 10-K for the fiscal year ended December 31, 1994).	*

**10i.	Benefit Equalization Plan of Bristol-Myers Squibb Company and its Subsidiary or Affiliated Corporations Participating in the Bristol-Myers Squibb Company Retirement Income Plan or the Bristol-Myers Squibb Puerto Rico, Inc. Retirement Income Plan, as amended (as amended and restated as of January 1, 1993, as amended effective October 1, 1993, incorporated herein by reference to Exhibit 10e to the Form 10-K for the fiscal year ended December 31, 1993; and as amended effective February 1, 1995, incorporated herein by reference to Exhibit 10e to the Form 10-K for the fiscal year ended December 31, 1996).	*

Exhibit No.	Description	Page No.
**10j.	Benefit Equalization Plan of Bristol-Myers Squibb Company and its Subsidiary or Affiliated Corporations Participating in the Bristol-Myers Squibb Company Savings and Investment Program, as amended and restated effective as of January 1, 1996 (incorporated herein by reference to Exhibit 10h to the Form 10-K for the fiscal year ended December 31, 2001).	*

**10k.	Squibb Corporation Supplementary Pension Plan, as amended (as previously amended and restated, incorporated herein by reference to Exhibit 19g to the Form 10-K for the fiscal year ended December 31, 1991; as amended as of September 14, 1993, and incorporated herein by reference to Exhibit 10g to the Form 10-K for the fiscal year ended December 31, 1993).	*

**10l.	Bristol-Myers Squibb Company Restricted Stock Award Plan, as amended (as adopted on November 7, 1989, incorporated herein by reference to Exhibit 10t to the Form 10-K for the fiscal year ended December 31, 1989; as amended on December 4, 1990, incorporated herein by reference to Exhibit 19a to the Form 10-K for the fiscal year ended December 31, 1990; as amended effective July 1, 1993, incorporated herein by reference to Exhibit 10h to the Form 10-K for the fiscal year ended December 31, 1993; as amended effective December 6, 1994, incorporated herein by reference to Exhibit 10h to the Form 10-K for the fiscal year ended December 31, 1994).	*

**10m.	Bristol-Myers Squibb Company Retirement Income Plan for Non-Employee Directors, as amended to March 5, 1996 (incorporated herein by reference to Exhibit 10k to the Form 10-K for the fiscal year ended December 31, 1996).	*

**10n.	Bristol-Myers Squibb Company 1987 Deferred Compensation Plan for Non-Employee Directors, as amended to January 13, 1998 (incorporated herein by reference to Exhibit 101 to the Form 10-K for the fiscal year ended December 31, 1997).	*

**10o.	Bristol-Myers Squibb Company Non-Employee Directors’ Stock Option Plan, as amended (as approved by the Stockholders on May 1, 1990, incorporated herein by reference to Exhibit 28 to Registration Statement No. 33-38587 on Form S-8; as amended May 7, 1991, incorporated herein by reference to Exhibit 19c to the Form 10-K for the fiscal year ended December 31, 1991), as amended January 12, 1999 (incorporated herein by reference to Exhibit 10m to the Form 10-K for the fiscal year ended December 31, 1998).	*

**10p.	Squibb Corporation Deferral Plan for Fees of Outside Directors, as amended (as adopted, incorporated herein by reference to Exhibit 10e to the Squibb Corporation Form 10-K for the fiscal year ended December 31, 1987, File No. 1-5514; as amended effective December 31, 1991, incorporated herein by reference to Exhibit 10m to the Form 10-K for the fiscal year ended December 31, 1992).	*

**10q.	Amendment to all of the Company’s plans, agreements, legal documents and other writings, pursuant to action of the Board of Directors on October 3, 1989, to reflect the change of the Company’s name to Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 10v to the Form 10-K for the fiscal year ended December 31, 1989).	*

**10r.	Form of Agreement entered into between the Registrant and each of the following officers effective on the following dates: Lamberto Andreotti, August 30, 2002; Harrison M. Bains, Jr., May 8, 2002; Stephen E. Bear, December 4, 2001; Andrew G. Bodnar, M.D., October 2, 2001; Andrew R. J. Bonfield, September 23, 2002; Wendy Dixon, March 20, 2002; Peter R. Dolan, July 29, 1999; Donald J. Hayden, Jr., July 30, 1999; Anthony C. Hooper, June 21, 2002; Tamar D. Howson, October 11, 2001; John L. McGoldrick, August 10, 1999; James B.D. Palmer, M.D., F.R.C.P., March 20, 2003; Elliot Sigal, M.D., Ph.D., October 2, 2002; and John L. Skule, August 5, 1999 (incorporated herein by reference to Exhibit 10q to the Form 10-Q for the quarterly period ended September 30, 1999).	*

12.	Statement re computation of ratios (previously filed as an exhibit to the Annual Report on Form 10-K).	*

21.	Subsidiaries of the Registrant (previously filed as an exhibit to the Annual Report on Form 10-K).	*

23.	Consent of PricewaterhouseCoopers LLP.	E-23-1

31a.	Section 302 Certification Letter	E-31-1

31b.	Section 302 Certification Letter	E-31-2

32a.	Section 906 Certification Letter.	E-32-1

32b.	Section 906 Certification Letter.	E-32-2

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