Form 10-Q/A
period 2004-03-31
BRISTOL MYERS SQUIBB CO
filed 2004-06-28
CIK 14272

[Draft – June 16, 2004]

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

EXPLANATORY NOTE

This Amendment No. 1 to Bristol-Myers Squibb Company’s quarterly report on Form 10-Q for the period ended March 31, 2004 (the “10-Q/A”) amends Items 1, 2 and 4 in Part I. This 10-Q/A is being filed (i) to make conforming corrections to each of the Section 302 certifications to include a statement that had been inadvertently omitted from the previously filing and (ii) to include certain conforming disclosures consistent with those added in connection with the Company’s filing an Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2003. In particular, such conforming disclosures include:

(i)	an expanded description of recent clinical testing results relating to PRAVACHOL;

(ii)	a further description of the remedial actions taken by the Company to improve the effectiveness of its disclosure controls and procedures and internal controls over financial reporting for income taxes;

(iii)	clarification of an aspect of the consignment accounting model under the Company’s revenue recognition policy; and

(iv)	disclosure of expected market exclusivity less for the Company’s key pharmaceutical products.

This 10-Q/A does not update any other information set forth in the original filing of the Company’s quarterly report on Form 10-Q for the period ended March 31, 2004. This 10-Q/A does not reflect any events or developments occurring subsequent to May 10, 2004. For a discussion of events and developments occurring subsequent to May 10, 2004, see the following of the Company’s Current Reports on Form 8-K dated:

•	May 10, 2004 (announced collaboration agreement with Merck & Co., Inc. for muraglitazar);

•	May 26, 2004 (announced receipt of FTC approval of supply and distribution agreement for PARAPLATIN with Pharmachemie B.V.); and

•	June 28, 2004 (announced expected increase in legal reserves of $400 million).

i

BRISTOL-MYERS SQUIBB COMPANY

INDEX TO FORM 10-Q/A

MARCH 31, 2004

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

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Basis of Presentation and New Accounting Standards

Bristol-Myers Squibb Company (the Company) prepared these unaudited consolidated financial statements following the requirements of the Securities and Exchange Commission (SEC) and U.S. generally accepted accounting principles (GAAP) for interim reporting. Under those rules, certain footnotes and other financial information that are normally required by GAAP for annual financial statements can be condensed or omitted. The Company is responsible for the consolidated financial statements included in this Form 10-Q/A. These consolidated financial statements include all normal and recurring adjustments necessary for a fair presentation of the Company’s financial position at March 31, 2004 and December 31, 2003, the results of its operations and cash flows for the three months ended March 31, 2004 and 2003. These consolidated financial statements and the related notes should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (2003 Form 10-K). PricewaterhouseCoopers LLP (PwC), the Company’s independent accountants, have performed a review of the unaudited consolidated financial statements included in this Form 10-Q/A, and their review report thereon accompanies this Form 10-Q/A.

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

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Note 2. Alliances and Investments (Continued)

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

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 11. Intangible Assets (Continued)

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors

and Stockholders of

Bristol-Myers Squibb Company:

We have reviewed the accompanying consolidated balance sheet of Bristol-Myers Squibb Company and its subsidiaries as of March 31, 2004, and the related consolidated statements of earnings, comprehensive income and retained earnings and of cash flows for each of the three-month periods ended March 31, 2004 and 2003. These interim financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2003, and the related consolidated statements of earnings, comprehensive income and retained earnings and of cash flows for the year then ended (not presented herein), and in our report dated March 9, 2004 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

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

Under the situations described above, utilizing the consignment model, the Company does not recognize revenue upon shipment of product. Rather, upon shipment of product the Company invoices the wholesaler, records deferred revenue at gross invoice sales price and classifies the inventory held by the wholesalers as consignment inventory at the Company’s cost of such inventory. The Company recognizes revenue (net of discounts, rebates, estimated sales allowances and accruals for returns) when the consignment inventory is no longer subject to the incentive arrangements described above, but not later than when such inventory is sold through to the wholesalers’ customers, on a first-in first-out (FIFO) basis. Under the consignment model, consignment inventory is no longer subject to incentive arrangements (and accordingly revenue is recognized) when the consignment inventory ceases to be in excess of the wholesaler’s ordinary course of business inventory level. The Company generally views approximately one month of supply as a desirable level of wholesaler inventory on a go-forward basis and as a level of wholesaler inventory representative of an industry average. In applying the consignment model to sales to Cardinal and McKesson, the Company defined inventory in excess of the wholesaler’s ordinary course of business inventory level as inventory above two weeks and three weeks of supply, respectively, based on the levels of inventory that Cardinal and McKesson require to be used as the basis for negotiation of incentives granted. The Company determines when consignment inventory ceases to be in excess of the wholesaler’s ordinary course of business inventory level based on information provided by Cardinal and McKesson.

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

	Three Months Ended March 31,
	2004	2003
	(unaudited, dollars in millions)
Litigation income (1)	$—	$(21)
Restructuring and other items (2)	34	26
Gain on sale of business	(295)	—

	(261)	5
Income taxes on items above	104	2

	$(157)	$7

(1)	In 2003, the Company recognized $21 million in pre-tax income from the settlement of antitrust litigation involving vitamins manufacturers.
(2)	Restructuring and other items consist of the following:

Three	Months Ended March 31, 2004

	Cost of Products Sold	Other (Income) /Expense	Research and Development	Provision for Restructuring and Other	Total
	(dollars in millions)
Accelerated depreciation of assets	$12	$4	$—	$—	$16
Termination benefits and asset impairments	1	—	—	9	10
Licensing Payment	—	—	5	—	5
Relocation and Retention	—	—	—	3	3

	$13	$4	$5	$12	$34

Three	Months Ended March 31, 2003

	Cost of Products Sold	Provision for Restructuring and Other	Total
	(dollars in millions)
Asset impairment charges	$10	$—	$10
Accelerated depreciation of assets	4	—	4
Termination benefits and other exit costs	—	12	12

	$14	$12	$26

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

•	ERBITUX*, an injection used in combination with irinotecan in the treatment of patients with Epidermal Growth Factor Receptor (EGFR)-expressing metastatic colorectal cancer who are refractory to irinotecan-based chemotherapy and for use as a single agent in the treatment of patients with EGFR-expressing metastatic colorectal cancer who are intolerant to irinotecan-based chemotherapy, was approved by the FDA in February 2004. Introductory sales for the first quarter were $17 million. Market exclusivity protection for ERBITUX* expires in September 2018 in the U.S. and Japan. The Company does not, but others do, market ERBITUX* in countries in the EU.

•	Sales of PLAVIX*, a platelet aggregation inhibitor, increased 71%, including a 5% favorable foreign exchange impact, to $697 million in 2004 from $408 million in 2003. Domestic sales of PLAVIX* increased 75% to $585 million in 2004 from $335 million in 2003 primarily due to prescription growth and the effect of the declines in wholesaler inventories in the first quarter of 2003. Sales of AVAPRO*/AVALIDE* increased 13%, including an 8% favorable foreign exchange impact, to $197 million in 2004 from $175 million in 2003. PLAVIX* and AVAPRO*/AVALIDE* are cardiovascular products launched from the alliance between the Company and Sanofi-Synthelabo. Market exclusivity protection for AVAPRO*/AVALIDE* (known in the EU as APROVEL/KARVEA) is expected to expire in 2011 in the U.S. and 2012 in countries in the EU; AVAPRO*/AVALIDE* is not currently marketed in Japan. This belief is subject to any adverse determination that may occur with respect to the PLAVIX* patent litigation. For additional information on the PLAVIX* patent litigation “Item 1. Financial Statements—Note 15. Legal Proceedings and Contingencies.”

•	Worldwide sales of the PRAVACHOL franchise (PRAVACHOL), the Company’s cholesterol-lowering agent, increased 9%, including an 8% favorable foreign exchange impact, to $671 million in 2004 from $613 million in 2003, largely due to stronger sales in Europe. PRAVACHOL sales in the U.S. were consistent with the prior year at $343 million. The Company estimates quarter-end U.S. wholesaler inventory levels for PRAVACHOL at a five week supply. Market exclusivity protection for PRAVACHOL is expected to expire in 2006 in the U.S. and between 2002 and 2007 in countries in the EU. The Company does not (but Sankyo does) market pravastatin in Japan.

•	Sales of TAXOL® and PARAPLATIN, the Company’s leading anti-cancer agents, were $243 million and $228 million, respectively, compared to $209 million each in 2003. International sales of TAXOL® increased 19%, including favorable foreign exchange effect of 17%, to $229 million from $192 million in 2003, led by sales growth in Japan. Generic competition in Europe was lower than expected and is anticipated to increase in the second quarter. Domestic sales of TAXOL® decreased 18% to $14 million from $17 million in 2003, due to generic competition. PARAPLATIN sales increased by 9% driven by sales in the United States. Market exclusivity protection for TAXOL® expired in 2002 in the U.S., in 2003 in the EU and is expected to expire between 2003 and 2013 in Japan. Market exclusivity protection for PARAPLATIN expires in the U.S. in October 2004. Market exclusivity protection for PARAPLATIN expired in 2000 in the EU and in 1998 in Japan. Some exclusivity losses for PARAPLATIN are now expected earlier in 2004 based on the recently disclosed patent litigation settlement and related distribution arrangement with a generic manufacturer. For additional information on the PARAPLATIN patent litigation settlement, see “—Outlook for 2004” discussed below.

•	Sales of the GLUCOPHAGE* franchise decreased 35% to $161 million in 2004 from $247 million in 2003 due to generic competition. GLUCOPHAGE*IR sales decreased 16% to $31 million in 2004 from $37 million in 2003 while GLUCOVANCE* sales decreased 6% to $102 million in 2004 from $108 million in 2003. GLUCOPHAGE*XR Extended Release tablets sales also decreased 81% to $19 million in 2004 from $101 million in 2003.

•	Sales of SUSTIVA, an anti-retroviral agent, decreased 7%, including a 6% favorable foreign exchange impact, to $139 million in 2004 from $150 million in 2003, primarily due to declines in wholesaler inventories in the first quarter of 2004. Market exclusivity protection for SUSTIVA is expected to expire in 2013 in the U.S. and in countries in the EU; The Company does not (but others do) market SUSTIVA in Japan.

•	Sales for REYATAZ, a protease inhibitor for the treatment of HIV/AIDS launched in the United States in July 2003, were $75 million. Market exclusivity protection for REYATAZ is expected to expire in 2017 in the U.S., in countries in the EU and Japan.

•	Sales of VIDEX/VIDEX EC decreased 1% to $71 million from $72 million in 2003, mainly due to a decrease in domestic sales, offset by favorable foreign exchange impact. The Company has a licensing arrangement with the U.S. Government for VIDEX/VIDEX EC, which by its terms became non-exclusive in 2001. The U.S. Government’s method of use patent expires in 2007 in the U.S. (which includes an earned pediatric extension) and in Japan and between 2006 and 2009 in countries in the EU. With respect to VIDEX/VIDEX EC, the Company has patents covering the reduced mass formulation of VIDEX/VIDEX EC that expire in 2012 in the U.S., the EU and Japan.

•	Sales of ZERIT/ZERIT ER, an antiretroviral agent, were $58 million in 2004, a decrease of 50%, including a 5% favorable foreign exchange impact, from $115 million in 2003. Market exclusivity protection for ZERIT/ZERIT ER is expected to expire in 2008 in the U.S., between 2007 and 2011 in countries in the EU and 2008 in Japan.

In most instances, the basic exclusivity loss date indicated above is the expiration date of the patent that claims the active ingredient of the drug or the method of using the drug for the approved indication. In some instances, the basic exclusivity loss date indicated is the expiration date of the data exclusivity period. In situations where there is only data exclusivity without patent protection, a competitor could seek regulatory approval by submitting its own clinical trial data to obtain marketing approval. The Company assesses the market exclusivity period for each of its products on a case-by-case basis. The length of market exclusivity for any of the Company’s products is difficult to predict with certainty because of the complex interaction between patent and regulatory forms of exclusivity and other factors. There can be no assurance that a particular product will enjoy market exclusivity for the full period of time that the Company currently anticipates. For further discussion of market exclusivity protection, including a chart showing net sales of key products together with the year in which basic exclusivity loss occurred or is expected to occur in the U.S., the EU and Japan, see “Item 1. Business—Products” and “—Intellectual Property and Product Exclusivity” in the Company’s Annual Report on From 10-K/A for the year ended December 31, 2003.

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

Outlook for 2004

The Company expects to have both growth opportunities and exclusivity challenges over the next several years. The opportunities include expected growth from in-line, recently launched and potential new products. Such growth contributed significantly to results for the current quarter. Expectations of continued sales growth are subject to the outcome of the previously disclosed Plavix patent litigation and risks of product development and regulatory approval. Also, the Company expects changes in product mix to pressure Company margins because the products losing exclusivity carry higher margins than products expected to increase in sales.

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

Substantial incremental exclusivity losses are expected in each of 2005 to 2007 representing continuing declines in sales of the products described above for 2003 and 2004, and additional declines attributable to loss of exclusivity protection primarily for PRAVACHOL in the United States (2006), MONOPRIL in Europe (2001 – 2008), ZERIT in Europe (2007 – 2011), CEFZIL (U.S. 2005; EU 2004 – 2009) and VIDEX/VIDEX EC (2004 – 2009—license on patent expiring in 2007 became non-exclusive in 2001 though no other licenses have yet been granted). Information on the dates of expected loss of exclusivity protection and sales for the most recent year for the Company’s major products are set forth in “Item 1. Business” of the Company’s Form 10-K/A Annual Report for 2003, and interim sales information and information on the dates of expected losses of exclusivity are included under the “—Pharmaceuticals” section above. The timing and amounts of sales reductions from exclusivity losses, their realization in particular periods and the eventual levels of remaining sales revenues are uncertain and dependent on the levels of sales at the time exclusivity protection ends, the timing and degree of development of generic competition (speed of approvals, market entry and impact) and other factors.

PRAVACHOL, a cholesterol-reducing HMG CoA reductase inhibitor (statin), was the Company’s largest product ranked by net sales in 2003 ($2.8 billion). While the product has begun to lose exclusivity in some markets, between now and its anticipated loss of U.S. exclusivity in 2006, its expected rate of decline in market share could be accelerated by the recently reported results of clinical studies. PRAVACHOL has been the subject to numerous clinical trials that have demonstrated that PRAVACHOL, when combined with a heart-healthy diet and exercise, reduces the risk of first heart attack in patients with elevated cholesterol and no clinical evidence of coronary heart disease and also reduced the risk of a subsequent cardiovascular event in patients with normal to moderately elevated cholesterol and clinical evidence of coronary heart disease. A recent clinical study sponsored by a competitor found that treatment with the competitor’s statin resulted in no progression of atherosclerotic disease compared to treatment with PRAVACHOL which showed some progression, as demonstrated intravascular ultrasound. Another recent study sponsored by the Company found that acute coronary syndrome patients treated within ten days of their event benefited more from intensive statin therapy with a competitor’s product than from standard statin therapy with PRAVACHOL in the reduction of the risk of later major cardiovascular events. Since the release of the most recent of these studies in early March 2004, PRAVACHOL has experienced a modest decline in U.S. prescription market share, consistent with market share declines for PRAVACHOL in recent prior periods during which there was growth in sales of competitive products including a new product launch.

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

Item 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this Form 10-Q/A, the Company carried out an evaluation, under the supervision and with the participation of its chief executive officer and chief financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15e or 15d-15e under the Securities Exchange Act of 1934.)

In making this evaluation the Company has considered the “reportable condition” (as defined under standards established by the American Institute of Certified Public Accountants) relating to its internal controls over its financial reporting for income taxes that was identified and communicated to the Company and its Audit Committee by the Company’s independent auditors. The reportable condition identified by the Company’s independent auditors was the need to enhance the tax accounting function to provide for timely analysis and reconciliation of the tax provision and related tax assets and liabilities. This reportable condition initially was identified and communicated by the Company’s independent auditors in connection with their audit of the Company’s consolidated financial statements for the year ended December 31, 2002. The Company engaged in extensive remediation efforts with respect to this reportable condition in 2003, including engaging an outside consultant to assist the Company’s personnel to conduct a comprehensive and detailed review of certain of the Company’s tax reporting and accounting, in particular with respect to developing more effective processes for establishing and monitoring deferred income taxes, valuation allowances and the Company’s annual effective tax rate. In connection with their audit of the Company’s consolidated financial statements for the year ended December 31, 2003, the Company’s outside auditors communicated to the Company and its Audit Committee that, despite the Company’s extensive 2003 remediation efforts, they believed a reportable condition still exists with respect to income tax accounting. In connection with the Company’s evaluation of its financial and internal controls, the Company considered the mitigating controls established with respect to its financial reporting for income taxes pending remediation of this reportable condition. The Company’s efforts to strengthen its financial and internal controls continue (including its financial and internal controls over its financial reporting for income taxes), and the Company expects to complete remediation of this reportable condition by the end of 2004.

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

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits (listed by number corresponding to the Exhibit Table of Item 601 in Regulation S-K).

Exhibit Number and Description		Page
15	Letter Regarding Unaudited Interim Financial Information	E-15
31a	Section 302 Certification Letter	E-31-1
31b	Section 302 Certification Letter	E-31-2
32a	Section 906 Certification Letter	E-32-1
32b	Section 906 Certification Letter	E-32-2

b)	Reports on Form 8-K

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

BRISTOL-MYERS SQUIBB COMPANY (REGISTRANT)

Date: June 28, 2004	By:	/s/ Peter R. Dolan
Peter R. Dolan Chairman of the Board and Chief Executive Officer

Date: June 28, 2004	By:	/s/ Andrew R. J. Bonfield
Andrew R. J. Bonfield Senior Vice President and Chief Financial Officer