Form 10-Q
period 2004-06-30
BRISTOL MYERS SQUIBB CO
filed 2004-08-06
CIK 14272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2004

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

At June 30, 2004, there were 1,945,181,482 shares outstanding of the Registrant’s $.10 par value Common Stock.

BRISTOL-MYERS SQUIBB COMPANY

INDEX TO FORM 10-Q

June 30, 2004

Page
PART I—FINANCIAL INFORMATION

Item 1.

Financial Statements:

Consolidated Statement of Earnings for the three and six months ended June 30, 2004 and 2003	3

Consolidated Statement of Comprehensive Income and Retained Earnings for the three and six months ended June 30, 2004 and 2003	4

Consolidated Balance Sheet at June 30, 2004 and December 31, 2003	5

Consolidated Statement of Cash Flows for the six months ended June 30, 2004 and 2003	6

Notes to Consolidated Financial Statements	7-30

Report of Independent Registered Public Accounting Firm	31

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations	32-49

Item 3.

Quantitative and Qualitative Disclosures About Market Risk	50

Item 4.

Controls and Procedures	50

PART II—OTHER INFORMATION

Item 1.

Legal Proceedings	51

Item 2.

Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	51

Item 4.

Submission of Matters to a Vote of Security Holders	51

Item 6.

Exhibits and Reports on Form 8-K	52

Signatures	53

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED STATEMENT OF EARNINGS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(dollars in millions, except per share data)
EARNINGS
Net Sales	$5,430	$5,129	$10,611	$9,857

Cost of products sold	2,095	1,852	3,994	3,561
Marketing, selling and administrative	1,212	1,147	2,446	2,247
Advertising and product promotion	346	354	662	669
Research and development	625	524	1,208	999
Acquired in-process research and development	62	—	62	—
Gain on sale of business	(18)	—	(313)	—
Provision for restructuring and other items, net	6	(7)	18	5
Litigation settlement expense/(income)	379	(41)	379	(62)
Equity in net income of affiliates	(59)	(48)	(134)	(70)
Other expense, net	7	101	45	98

Total expenses	4,655	3,882	8,367	7,447

Earnings Before Minority Interest and Income Taxes	775	1,247	2,244	2,410
Provision for income taxes	120	262	518	578
Minority interest, net of taxes	128	83	235	138

Net Earnings	$527	$902	$1,491	$1,694

Earnings per Common Share
Basic	$.27	$.47	$.77	$.88
Diluted	$.27	$.46	$.76	$.87
Average Common Shares Outstanding
Basic	1,942	1,937	1,940	1,936
Diluted	1,976	1,942	1,976	1,941
Dividends declared per Common Share	$.28	$.28	$.56	$.56

The accompanying notes are an integral part of these financial statements.

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED STATEMENT OF

COMPREHENSIVE INCOME AND RETAINED EARNINGS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(dollars in millions)
COMPREHENSIVE INCOME
Net Earnings	$527	$902	$1,491	$1,694

Other Comprehensive Income/(Loss):
Foreign currency translation, net of tax liability of $2 and $140 for the three months ended June 30, 2004 and 2003, respectively; and net of tax benefit of $20 and tax liability of $54 for the six months ended June 30, 2004 and 2003, respectively	(115)	(19)	41	130
Deferred gains (losses) on derivatives qualifying as hedges, net of tax liability of $12 and tax benefit of $38 for the three months ended June 30, 2004 and 2003, respectively; and net of tax liability of $60 and tax benefit of $43 for the six months ended June 30, 2004 and 2003, respectively	19	(110)	128	(111)
Available-for-sale securities, net of tax benefit of $3 and tax liability of $2 for the three months ended June 30, 2004 and 2003, respectively; and net of tax benefit of $4 and tax liability of $1 for the six months ended June 30, 2004 and 2003, respectively	(6)	7	(7)	5

Total Other Comprehensive Income	(102)	(122)	162	24

Comprehensive Income/(Loss)	$425	$780	$1,653	$1,718

RETAINED EARNINGS
Retained Earnings, January 1			$19,439	$18,503
Net Earnings			1,491	1,694
Cash dividends declared			(1,088)	(1,084)

Retained Earnings, June 30			$19,842	$19,113

The accompanying notes are an integral part of these financial statements.

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	June 30, 2004	December 31, 2003
	(dollars in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$3,158	$2,444
Marketable securities	3,686	3,013
Receivables, net of allowances $137 and $154	3,508	3,646
Inventories, including consignment inventory	1,674	1,601
Deferred income taxes, net of valuation allowances	765	864
Prepaid expenses	377	310

Total Current Assets	13,168	11,878
Property, plant and equipment, net	5,658	5,712
Goodwill	4,897	4,836
Other intangible assets, net	1,909	1,732
Deferred income taxes, net of valuation allowances	1,484	1,234
Other assets	1,869	2,079

Total Assets	$28,985	$27,471

LIABILITIES
Current Liabilities:
Short-term borrowings	$1,009	$127
Accounts payable	1,718	1,893
Accrued expenses	2,811	2,967
Accrued rebates and returns	970	950
U.S. and foreign income taxes payable	698	707
Dividends payable	545	543
Accrued litigation liabilities	644	267
Deferred revenue on consigned inventory	48	76

Total Current Liabilities	8,443	7,530
Other liabilities	1,735	1,633
Long-term debt	8,376	8,522

Total Liabilities	18,554	17,685

Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, $2 convertible series:
Authorized 10 million shares; issued and outstanding 7,549 in 2004 and 8,039 in 2003, liquidation value of $50 per share	—	—
Common stock, par value of $.10 per share:
Authorized 4.5 billion shares; issued 2,201,227,340 in 2004 and 2,201,012,432 in 2003	220	220
Capital in excess of par value of stock	2,473	2,477
Restricted stock	(71)	(55)
Other accumulated comprehensive loss	(693)	(855)
Retained earnings	19,842	19,439

	21,771	21,226
Less cost of treasury stock—256,045,858 common shares in 2004 and 261,029,539 in 2003	(11,340)	(11,440)

Total Stockholders’ Equity	10,431	9,786

Total Liabilities and Stockholders’ Equity	$28,985	$27,471

The accompanying notes are an integral part of these financial statements.

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2004	2003
	(dollars in millions)
Cash Flows From Operating Activities:
Net earnings	$1,491	$1,694
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	272	211
Amortization	144	152
Deferred income tax benefits	(245)	(155)
Litigation settlement expense (income)	379	(62)
Provision for restructuring and other items	18	20
Gain on sale of Mead Johnson Adult Nutritional business	(313)	—
Acquired in-process research and development	62	—
Loss (gain) on disposal of property, plant and equipment and investment in other companies	1	(9)
Undistributed (earnings)/losses of affiliates, net	(3)	27
Unfunded pension expense	84	40
Changes in operating assets and liabilities:
Receivables	133	(154)
Inventories	(94)	(42)
Prepaid expenses	(38)	(5)
Other assets	64	(4)
Deferred revenue on consigned inventory	(28)	(360)
Litigation settlement payments	—	(525)
Accounts payable and accrued expenses	(243)	344
Product liability	51	17
U.S. and foreign income taxes payable	33	167
Other liabilities	144	(46)

Net Cash Provided by Operating Activities	1,912	1,310

Cash Flows From Investing Activities:
Purchases, net of sales and maturities, of marketable securities	(674)	(454)
Additions to property, plant and equipment and capitalized software	(303)	(376)
Proceeds from disposal of property, plant and equipment and investment in other companies	10	29
Proceeds from sale of Mead Johnson Adult Nutritional business	363	—
ImClone milestone payment	(250)	—
Purchase of Acordis Speciality Fibres	(150)	—
Purchase of trademarks, patents, licenses and other businesses	—	(38)
Investment in ImClone	—	(60)
Divestiture and acquisition costs	(25)	(13)
Other	—	(2)

Net Cash Used in Investing Activities	(1,029)	(914)

Cash Flows From Financing Activities:
Short-term borrowings, net of repayments	829	568
Long-term debt borrowings	7	53
Long-term debt repayments	(1)	(2)
Issuances of common stock under stock plans	80	19
Dividends paid	(1,086)	(1,084)

Net Cash Used in Financing Activities	(171)	(446)

Effect of Exchange Rates on Cash and Cash Equivalents	2	25

Increase (Decrease) in Cash and Cash Equivalents	714	(25)
Cash and Cash Equivalents at Beginning of Period	2,444	2,367

Cash and Cash Equivalents at End of Period	$3,158	$2,342

The accompanying notes are an integral part of these financial statements.

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Basis of Presentation and New Accounting Standards

Bristol-Myers Squibb Company (the Company) prepared these unaudited consolidated financial statements following the requirements of the Securities and Exchange Commission (SEC) and U.S. generally accepted accounting principles (GAAP) for interim reporting. Under those rules, certain notes and other financial information that are normally required by GAAP for annual financial statements can be condensed or omitted. The Company is responsible for the consolidated financial statements included in this Form 10-Q. These consolidated financial statements include all normal and recurring adjustments necessary for a fair presentation of the Company’s financial position at June 30, 2004 and December 31, 2003, the results of its operations for the three and six months ended June 30, 2004 and 2003 and cash flows for the six months ended June 30, 2004 and 2003. These consolidated financial statements and the related notes should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2003 (2003 Form 10-K/A). PricewaterhouseCoopers LLP (PwC), an independent registered public accounting firm, have performed a review of the unaudited consolidated financial statements included in this Form 10-Q, and their review report thereon accompanies this Form 10-Q.

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

In the case of sales made to wholesalers (i) as a result of incentives, (ii) in excess of the wholesaler’s ordinary course of business inventory level, (iii) at a time when there was an understanding, agreement, course of dealing or consistent business practice that the Company would extend incentives based on levels of excess inventory in connection with future purchases and (iv) at a time when such incentives would cover substantially all, and vary directly with, the wholesaler’s cost of carrying inventory in excess of the wholesaler’s ordinary course of business inventory level, substantially all the risks and rewards of ownership do not transfer upon shipment and, accordingly, such sales are accounted for using the consignment model. The determination of when, if at all, sales to a wholesaler meet the foregoing criteria involves evaluation of a variety of factors and a number of complex judgments. Under the consignment model, the Company does not recognize revenue upon shipment of product. Rather, upon shipment of product the Company invoices the wholesaler, records deferred revenue at gross invoice sales price and classifies the inventory held by the wholesaler as consignment inventory at the Company’s cost of such inventory. The Company recognizes revenue when the consignment inventory is no longer subject to the incentive arrangements described above, but not later than when such inventory is sold through to the wholesalers’ customers, on a first-in first-out (FIFO) basis. Under the consignment model, consignment inventory is no longer subject to incentive arrangements (and accordingly revenue is recognized) when the consignment inventory ceases to be in excess of the wholesaler’s ordinary course of business inventory level. The Company generally views approximately one month of supply as a desirable level of wholesaler inventory on a go-forward basis and as a level of wholesaler inventory representative of an industry average. In applying the consignment model to sales to two major wholesalers, Cardinal Health, Inc. (Cardinal) and McKesson Corporation (McKesson), the Company defined inventory in excess of the wholesaler’s ordinary course of business inventory level as inventory above two weeks and three weeks of supply, respectively, based on the levels of inventory that Cardinal and McKesson required to be used as the basis for negotiation of incentives granted. The Company determines when consignment inventory ceases to be in excess of the wholesaler’s ordinary course of business inventory level based on information provided by Cardinal and McKesson. In 2003, the Company discontinued these incentives to its U.S. wholesalers and no longer accounts for sales under the consignment model, except for certain Oncology Therapeutics Network sales.

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

In June 2004, the Financial Accounting Standards Board (FASB) issued a final Staff Position (FSP) No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act). The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. FSP No. 106-2 requires that the effects of the new law be accounted for under Statement of Financial Accounting Standards (SFAS) No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. FSP No. 106-2 is effective for the first interim period beginning after June 15, 2004. There is an expected reduction in net periodic benefit cost for other benefits of $8 million in 2004 reflecting the impact of the Act. In accordance with FSP No. 106-2, the Company expects to reflect the year-to-date portion of this reduction in third quarter expense. (see “Item 1. Financial Statements—Note 14. Pension and Other Postretirement Benefit Plans”).

In March 2004, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 03-06, Participating Securities and the Two-Class Method Under FAS 128, which requires the use of the two-class method of computing earnings per share for those enterprises with participating securities or multiple classes of common stock. The consensus is effective for fiscal periods beginning after the date of Board ratification on March 31, 2004. The adoption of EITF No. 03-06 did not affect the Company’s consolidated financial statements.

In December 2003, the SEC issued Staff Accounting Bulletin No. 104 (SAB 104), Revenue Recognition, which supersedes SAB 101, Revenue Recognition in Financial Statements. SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. Additionally, SAB 104 rescinds the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the FAQ) issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The initial adoption of this accounting pronouncement did not have a material effect on the Company’s consolidated financial statements.

In December 2003, the FASB amended SFAS No. 132, Employer’s Disclosures about Pensions and Other Post Retirement Benefits. The amended Statement revises employer’s disclosures about pension plans and other post-retirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, Employers’ Accounting for Pensions, No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. Revisions included in the amended Statement are effective for financial statements for the fiscal years ended after December 15, 2003. The Company has provided the required disclosures (see “Item 1. Financial Statements—Note 14. Pension and Other Postretirement Benefit Plans” and “—Note 15. Legal Proceedings and Contingencies”).

In December 2003, the FASB revised Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46, requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 (as revised) apply immediately to variable interest entities created after January 31, 2003 and to existing entities in the first fiscal year or interim period ending after March 15, 2004. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The initial adoption of this accounting pronouncement did not have a material effect on the consolidated financial statements.

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Basis of Presentation and New Accounting Standards (Continued)

Investments in securities, comprised of marketable equity securities and securities and investments for which market values are not readily available, are included in other assets. Marketable equity securities are classified as available-for-sale and reported at fair value. Fair value is based on quoted market prices as of the end of the reporting period. Securities and investments for which market values are not readily available are carried at cost. Unrealized gains and losses are reported, net of their related tax effects, as a component of accumulated other comprehensive income (loss) in stockholders’ equity until sold. At the time of sale, any gains or losses are calculated by the specific identification method and recognized in other income or expense, respectively. Losses are also recognized in other expense when a decline in market value is deemed to be other than temporary.

In accordance with SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, the following table summarizes the Company’s results on a pro forma basis as if it had recorded compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, Accounting for Stock-Based Compensation, for the three and six months ended June 30, 2004 and 2003:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(dollars in millions, except per share data)
Net Earnings:
As reported (including restricted stock amortization, net of related taxes of $3 and $2 for the three months ended June 30, 2004 and 2003, respectively; and of $7 and $5 for the six months ended June 30, 2004 and 2003, respectively)	$527	$902	$1,491	$1,694
Deduct : Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(33)	(45)	(47)	(71)

Pro forma	$494	$857	$1,444	$1,623

Basic earnings per share:
As reported	$.27	$.47	$.77	$.88
Pro forma	$.25	$.44	$.74	$.84
Diluted earnings per share:
As reported	$.27	$.46	$.76	$.87
Pro forma	$.25	$.44	$.73	$.84

Note 2. Alliances and Investments

Sanofi-Synthelabo

The Company has agreements with Sanofi-Synthelabo S.A. (Sanofi) for the codevelopment and cocommercialization of AVAPRO*/AVALIDE* (irbesartan), an angiotensin II receptor antagonist indicated for the treatment of hypertension, and PLAVIX* (clopidogrel), a platelet aggregation inhibitor. The worldwide alliance operates under the framework of two geographic territories; one in the Americas (principally the United States, Canada, Puerto Rico and Latin American countries) and Australia and the other in Europe and Asia. Accordingly, two territory partnerships were formed to manage central expenses, such as marketing, research and development and royalties, and to supply finished product to the individual countries. In general, at the country level, agreements either to copromote (whereby a partnership was formed between the parties to sell each brand) or to comarket (whereby the parties operate and sell their brands independently of each other) are in place. The agreements expire on the later of (i) with respect to PLAVIX*, 2013 and, with respect to AVAPRO*/AVALIDE*, 2012 in the Americas and Australia and 2013 in Europe and Asia and (ii) the expiration of all patents and other exclusivity rights in the applicable territory.

The Company acts as the operating partner for the territory covering the Americas and Australia and owns a 50.1% majority controlling interest in this territory. Sanofi’s ownership interest in this territory is 49.9%. As such, the Company consolidates all country partnership results for this territory and records Sanofi’s share of the results as a minority interest, net of taxes, which was $121 million and $70 million for the three months ended June 30, 2004 and 2003, respectively, and $222 million and $122 million for the six months ended June 30, 2004 and 2003 respectively. For the three months ended June 30, 2004 and 2003, the Company recorded sales in this territory and in comarketing countries (Germany, Italy, Spain and Greece) of $1,002 million and $727 million, respectively, and $1,896 million and $1,310 million for the six months ended June 30, 2004 and 2003 respectively.

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 2. Alliances and Investments (Continued)

Sanofi acts as the operating partner of the territory covering Europe and Asia and owns a 50.1% majority financial controlling interest in this territory. The Company’s ownership interest in this territory is 49.9%. The Company accounts for the investment in partnership entities in this territory under the equity method and records its share of the results in equity in net income of affiliates in the consolidated statement of earnings. The Company’s share of net income from these partnership entities before taxes was $60 million and $51 million for the three months ended June 30, 2004 and 2003, respectively, and $134 million and $96 million for the six months ended June 30, 2004 and 2003 respectively.

In 2001, the Company and Sanofi formed an alliance for the copromotion of irbesartan, as part of which the Company contributed the irbesartan distribution rights in the United States and Sanofi paid the Company a total of $350 million in 2002 and 2001. The Company accounted for this transaction as a sale of an interest in a license and deferred and amortized the $350 million into other income over the expected useful life of the license, which is approximately eleven years. The Company recognized in other income $8 million in each of the three month periods ended June 30, 2004 and 2003 and $16 million in each of the six month periods ended June 30, 2004 and 2003.

Otsuka

The Company has a worldwide commercialization agreement with Otsuka Pharmaceutical Co., Ltd. (Otsuka), to codevelop and copromote ABILIFY* (aripiprazole) for the treatment of schizophrenia and related psychotic disorders. The Company began copromoting the product with Otsuka in the U.S. and Puerto Rico in November 2002. In the U.S. and Puerto Rico, the Company purchases product from Otsuka and performs finish manufacturing for supply to Otsuka’s U.S. affiliates. In June 2004, the Company received marketing approval from the European Commission. The product will be copromoted with Otsuka in the United Kingdom, France, Germany and Spain. The Company records alliance revenue for its contractual share of the net sales in these copromotion countries, excluding the United Kingdom, and records all expenses related to the product. Alliance revenue is recorded by the Company as net sales based upon 65% of Otsuka’s net sales in the copromotion countries. The Company recognizes this alliance revenue when ABILIFY* is shipped and all risks and rewards of ownership have transferred to Otsuka’s customers.

The Company also has an exclusive right to sell ABILIFY* in a number of countries in Europe, the Americas and Asia. In these countries and the United Kingdom, as sales commence, the Company will record 100% of the net sales and related cost of products sold. Under the terms of the agreement, the Company purchases product from Otsuka and performs finish manufacturing for sale by the Company to its customers. The agreement expires in November 2012 in the U.S. and Puerto Rico. For the countries in the European Union where the Company has the exclusive right to sell ABILIFY*, the agreement expires on the tenth anniversary of the first commercial sale. In each other country where the Company has the exclusive right to sell ABILIFY*, the agreement expires on the later of the tenth anniversary of the first commercial sale in such country and expiration of the applicable patent in such country.

The Company recorded revenue for ABILIFY* of $122 million and $65 million for the three months ended June 30, 2004 and 2003, respectively, and $237 million and $102 million for the six months ended June 30, 2004 and 2003, respectively. Total milestone payments made to Otsuka from 1999 through December 2002 were $207 million, of which $157 million was expensed as acquired in-process research and development in 1999. The $50 million of capitalized payments are amortized over the remaining life of the agreement, which is approximately 9 years. In July 2004 the Company made an additional $10 million milestone payment for attainment of marketing approval by the European Union, which will also be amortized into cost of products sold over the remaining useful life of the agreement.

ImClone

The Company has a commercialization agreement expiring in September 2018 with ImClone Systems, Inc. (ImClone), a biopharmaceutical company focused on developing targeted cancer treatments, for the codevelopment and copromotion of ERBITUX* in the United States. In February 2004, the U.S. Food and Drug Administration (FDA) approved the Biologics License Application (BLA) for ERBITUX* for use in combination with irinotecan in the treatment of patients with Epidermal Growth Factor Receptor (EGFR) expressing, metastatic colorectal cancer who are refractory to irinotecan-based chemotherapy and for use as a single agent in the treatment of patients with EGFR expressing, metastatic colorectal cancer who are intolerant to irinotecan-based chemotherapy. In June 2004, the FDA approved ImClone’s Chemistry, Manufacturing and Controls supplemental BLA for licensure of its BB36 manufacturing facility. In accordance with the terms of the agreement, the Company paid ImClone $200 million, of which

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 2. Alliances and Investments (Continued)

$140 million was paid in March 2002 and $60 million was paid in March 2003. The Company paid $250 million in March 2004 as a milestone payment for the initial approval of ERBITUX*. An additional $250 million is payable upon FDA approval for use in treating an additional tumor type. Under the agreement, ImClone receives a distribution fee based on a flat rate of 39% of product revenues in North America. In addition, the Company also has codevelopment and copromotion rights in Canada and Japan to the extent the product is commercialized in such countries.

With respect to the $200 million of milestone payments the Company paid ImClone in 2002 and 2003, $160 million was expensed in the first quarter of 2002 as acquired in-process research and development, and $40 million was recorded as an additional equity investment to eliminate the income statement effect of the portion of the milestone payment for which the Company has an economic claim through its ownership interest in ImClone. The Company accounts for the $250 million approval milestone paid in March 2004 as a license acquisition and amortizes the payment into cost of products sold over the expected useful life of the license, which is approximately fourteen years. The Company amortized into cost of products sold $5 million for the three months ended June 30, 2004 and $6 million for the six months ended June 30, 2004.

The Company determines its equity share in ImClone’s net income or loss by eliminating from ImClone’s results the milestone revenue ImClone recognizes for the pre-approval milestone payments that were recorded by the Company as additional equity investment. For the three-month period ended June 30, 2004 and 2003, the Company recorded net loss for its share of ImClone’s losses of $2 million and $3 million, respectively, and $3 million and $26 million for the six-month period ended June 30, 2004 and 2003, respectively. The Company records its share of the results in equity in net income of affiliates in the consolidated statement of earnings. The Company recorded net sales for ERBITUX* of $72 million in the three months ended June 30, 2004 and $89 million since its approval by the FDA in February 2004.

The Company’s recorded investment in ImClone common stock as of June 30, 2004 was $61 million. On a per share basis, the carrying value of the ImClone investment and the closing market price of the ImClone shares as of June 30, 2004 were $4.22 and $85.79, respectively.

Merck

In April 2004, the Company entered into a collaboration agreement with Merck & Co., Inc. (Merck) for worldwide codevelopment and copromotion for muraglitazar, the Company’s dual PPAR (peroxisome proliferator activated receptor) agonist, currently in Phase III clinical development for use in treating Type 2 diabetes. Under the terms of the agreement, the Company received a $100 million upfront payment in May 2004, and is entitled to receive $275 million in additional payments upon achievement of certain regulatory milestones. The Company and Merck will jointly develop the clinical and marketing strategy for muraglitazar, share equally in future development and commercialization costs and copromote the product to physicians on a global basis, with Merck to receive payments based on net sales levels. As announced previously, a New Drug Application (NDA) for muraglitazar is expected to be submitted to the FDA within the next six months for United States regulatory approval.

The upfront payment of $100 million received was deferred and amortized into other income over the expected useful life of the agreement, which is approximately sixteen years. In the three months ended June 30, 2004, the Company recognized $1 million in other income. In addition, the Company recognized $33 million from Merck for its share of codevelopment costs, which the Company recorded as a reduction to research and development expense.

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 3. Restructuring and Other Items

In the second quarter of 2004, the Company recorded a pre-tax charge of $11 million related to the termination benefits and other related costs for workforce reductions and downsizing and streamlining of worldwide operations primarily in the United States, Canada, Europe, and Puerto Rico. Of this charge, $9 million relates to employee termination benefits and related expenses for approximately 120 selling, administrative and manufacturing personnel, and $2 million relates to the consolidation of certain research facilities. These charges were partially offset by an adjustment to prior period restructuring reserve of $5 million, primarily due to a reduction of estimated separation expenses.

The following table presents a detail of the charges by segment and type for the three months ended June 30, 2004. The Company expects to substantially complete these activities by late 2004.

	Employees	Termination Benefits	Relocation and Retention	Total
		(dollars in million)
Pharmaceuticals	85	$6	$2	$8
Other Healthcare	15	2	—	2
Corporate/Other	20	1	—	1

	120	$9	$2	11

Reduction of reserves for changes in estimates				(5)

Restructuring and other as reflected in the statement of earnings				$6

In addition, the Company also recorded $11 million in accelerated depreciation as cost of products sold related to the closure of certain manufacturing facilities in North America expected to be closed by the end of 2006, and a $25 million milestone payment to Pierre Fabre Medicament S.A. (Pierre Fabre) as part of an in-license agreement related to JAVLOR*, a novel investigational anti-cancer agent, as research and development expense.

In the first quarter of 2004, the Company recorded a pre-tax charge of $12 million related to termination benefits and other related costs for workforce reductions and downsizing and streamlining of worldwide operations primarily in Israel and the United States. Of this charge, $9 million was primarily related to employee termination benefits and related expenses for approximately 90 selling and administrative personnel and $3 million related to relocation expenses and retention benefits. Additionally, the Company also recorded $17 million in accelerated depreciation and asset impairments, of which $13 million was recorded to cost of products sold, and $4 million to other expense, net, related to the closure of certain manufacturing facilities in North America expected to be closed by the end of 2006. These assets will continue to be depreciated until the facility closures are complete. The Company also paid $5 million to Flamel Technologies S.A. (Flamel) as part of an in-license agreement related to the product Basulin, which was recorded as research and development expense.

In the second quarter of 2003, the Company recorded $18 million of pre-tax charges related to the rationalization of its manufacturing facilities, including $13 million related to termination benefits for workforce reductions of approximately 430 manufacturing employees in the Pharmaceutical segment and downsizing and streamlining of worldwide manufacturing operations and $5 million related to relocation expenses and retention benefits. The charge of $18 million was offset by an adjustment to prior period restructuring reserves of $25 million primarily due to higher than anticipated recovery on assets previously written off as restructuring, and a reduction of estimated separation expenses. The Company also recorded $11 million primarily related to accelerated depreciation for certain manufacturing facilities in North America expected to be closed by the end of 2006 recorded in cost of products sold.

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

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 3. Restructuring and Other Items (Continued)

Restructuring charges and spending against accrued liabilities associated with prior and current actions are as follows:

	Employee Termination Liability	Other Exit Cost Liability	Total
	(dollars in millions)
Balance at December 31, 2002	$67	$42	$109
Charges	47	3	50
Spending	(56)	(35)	(91)
Changes in estimate	(7)	(3)	(10)

Balance at December 31, 2003	51	7	58
Charges	14	3	17
Spending	(19)	(4)	(23)
Changes in estimate	(3)	(1)	(4)

Balance at June 30, 2004	$43	$5	$48

Note 4. Acquisitions and Divestitures

In February 2004, the Company completed the divestiture of its Adult Nutritional Business to Novartis for $385 million, including $20 million contingent on contractual requirements and a $22 million upfront payment for a supply agreement. The Company recorded a preliminary pre-tax gain of $313 million, which included the $20 million payment received as a result of the satisfaction of contractual requirements, and a $5 million reduction in Company goodwill associated with the Mead Johnson product lines. The Company will record future adjustments to the gain upon the satisfaction of other post-closing matters.

In April 2004, the Company completed the acquisition of Acordis Speciality Fibres (Acordis), which is headquartered in the United Kingdom and supplies materials to ConvaTec for its Wound Therapeutics line. The acquisition is expected to strengthen the Company’s leadership position in wound therapies. The Company incurred $158 million, including $8 million of acquisition costs. An additional $10 million payment is contingent on future sales volumes. The purchase price for the acquisition was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. Of the $158 million, $62 million was allocated to in-process research and development, which represents the estimated fair value of acquired in-process projects, consisting primarily of Medical, a wound therapeutics product, which had not yet reached technological feasibility and had no alternative future use, and was therefore written off. The estimated fair value of these projects was determined by employment of a discounted cash flow model; $9 million was allocated to net tangible assets; and $21 million was assigned to identifiable intangible assets, predominantly patents. The excess of the purchase price over the estimated fair values of net assets acquired was approximately $66 million and was recorded as goodwill, subject to the finalization of the purchase price allocation. This acquisition was accounted for by the purchase method, and, accordingly, results of operations have been included in the accompanying consolidated financial statements from the date of acquisition.

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 5. Earnings Per Share

The numerator for basic earnings per share is net earnings less preferred stock dividends. The numerator for diluted earnings per share is net earnings, plus interest expense on convertible debt, net of tax, less preferred stock dividends. The denominator for basic earnings per common share is the weighted average number of common shares outstanding during the period. The denominator for diluted earnings per common share is the weighted average number of common shares outstanding during the period, plus the incremental shares outstanding assuming the exercise of dilutive stock options. The computations for basic and diluted earnings per common share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in millions, except per share data)
Basic:
Net Earnings	$527	$902	$1,491	$1,694

Average Common Shares Outstanding	1,942	1,937	1,940	1,936

Net Earnings per Share	$.27	$.47	$.77	$.88

Diluted:
Net Earnings	$527	$902	$1,491	$1,694
Interest Expense on Convertible Debt, net of tax	1	—	2	—

	$528	$902	$1,493	$1,694

Average Common Shares Outstanding	1,942	1,937	1,940	1,936
Assumed conversion of Convertible Debt Bonds	29	—	29	—
Incremental Shares Outstanding Assuming the Exercise of Dilutive Stock Options	5	5	7	5

	1,976	1,942	1,976	1,941

Net Earnings per Share	$.27	$.46	$.76	$.87

Weighted-average shares issuable upon the exercise of stock options, which were not included in the diluted earnings per share calculation because they were not dilutive, were 130 million for the three and six month periods ended June 30, 2004 and 117 million for the three and six month periods ended June 30, 2003.

Note 6. Other Expense, Net

The components of other expense, net are:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(dollars in millions)
Interest expense	$70	$78	$139	$159
Interest income	(22)	(12)	(39)	(32)
Foreign exchange transaction (gains)/losses, net	38	6	55	(34)
Other, net	(79)	29	(110)	5

Other expense, net	$7	$101	$45	$98

Interest expense was reduced by net interest rate swap gains of $40 million and $24 million for the three months ended June 30, 2004 and 2003, respectively, and $81 million and $46 million for the six months ended June 30, 2004 and 2003, respectively. Interest income relates primarily to cash, cash equivalents and investments in marketable debt securities.

Note 7. Income Taxes

The effective income tax rate on earnings before minority interest and income taxes was 15.5% and 23.1% for the three and six months ended June 30, 2004, respectively, compared with 21.0% and 24.0% for the three and six months ended June 30, 2003 respectively. The rate was affected by lower earnings in the U.S. as a result of accruals for litigation matters and the resolution of certain tax contingencies, partially offset by the gain resulting from the sale of the Adult Nutritional business. U.S. federal income taxes have not been provided on substantially all of the unremitted earnings of non-U.S. subsidiaries, since it is management’s practice and intent to indefinitely postpone their remittance.

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 8. Inventories

The major categories of inventories follow:

	June 30, 2004	December 31, 2003
	(dollars in millions)
Finished goods	$1,008	$1,001
Work in process	431	416
Raw and packaging materials	233	180
Consignment inventory	2	4

	$1,674	$1,601

Note 9. Property, Plant and Equipment

The major categories of property, plant and equipment follow:

	June 30, 2004	December 31, 2003
	(dollars in millions)
Land	$256	$241
Buildings	4,402	3,917
Machinery, equipment and fixtures	4,389	4,197
Construction in progress	565	1,087

	9,612	9,442
Less accumulated depreciation	3,954	3,730

Property, plant and equipment, net	$5,658	$5,712

Note 10. Goodwill

The changes in the carrying amount of goodwill for the year ended December 31, 2003 and the six months ended June 30, 2004, were as follows:

	Pharmaceuticals Segment	Nutritionals Segment	Other Healthcare Segment	Total
	(dollars in millions)
Balance as of December 31, 2002 and 2003	$4,528	$118	$190	$4,836
Divestiture of Adult Nutritional Business	—	(5)	—	(5)
Acquisition of Acordis Speciality Fibres	—	—	66	66

Balance as of June 30, 2004	$4,528	$113	$256	$4,897

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 11. Intangible Assets

As of June 30, 2004 and December 31, 2003, intangible assets consisted of the following:

	June 30, 2004	December 31, 2003
	(dollars in millions)
Patents / Trademarks	$274	$253
Licenses	461	248
Technology	1,783	1,783

	2,518	2,284
Accumulated Amortization	609	552

Net Carrying Amount	$1,909	$1,732

Amortization expense for intangible assets (the majority of which is included in cost of products sold) for the three months ended June 30, 2004 and 2003 was $55 million and $59 million, respectively, and for the six months ended June 30, 2004 and 2003 was $104 million and $118 million, respectively. Expected amortization expense through 2009 related to the current balance of intangible assets is as follows:

(dollars in millions)
For the year ended December 31:
2004	$210
2005	220
2006	218
2007	216
2008	215
2009	214

Note 12. Accumulated Other Comprehensive Income (Loss)

	Foreign Currency Translation	Available for Sale Securities	Deferred Loss on Effective Hedges	Minimum Pension Liability Adjustment	Total Accumulated Other Comprehensive Loss
	(dollars in millions)
Balance at December 31, 2003	$(491)	$24	$(258)	$(130)	$(855)
Other comprehensive income (loss)	41	(7)	128	—	162

Balance at June 30, 2004	$(450)	$17	$(130)	$(130)	$(693)

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 13. Business Segments

The Company has four reportable segments—Pharmaceuticals, Oncology Therapeutics Network, Nutritionals, and Other Healthcare. The Pharmaceuticals segment is comprised of the global pharmaceutical and international (excluding Japan) consumer medicines businesses. The Oncology Therapeutics Network segment is a specialty distributor of anticancer medicines and related products. The Nutritionals segment consists of Mead Johnson Nutritionals, primarily an infant formula business. The Other Healthcare segment consists of the ConvaTec, Medical Imaging, and Consumer Medicines (United States and Japan) businesses.

	Three Months Ended June 30,				Six Months Ended June 30,
	Net Sales		Earnings Before Minority Interest and Income Taxes		Net Sales		Earnings Before Minority Interest and Income Taxes
	(dollars in millions)
	2004	2003	2004	2003	2004	2003	2004	2003
Pharmaceuticals	$3,831	$3,631	$1,127	$1,089	$7,522	$6,996	$2,162	$2,113
Oncology Therapeutics Network	611	558	6	5	1,166	1,078	11	8
Nutritionals	510	521	162	144	1,012	979	340	244
Other Healthcare	478	419	167	109	911	804	285	183

Total Segments	5,430	5,129	1,462	1,347	10,611	9,857	2,798	2,548
Corporate/Other	—	—	(687)	(100)	—	—	(554)	(138)

Total Company	$5,430	$5,129	$775	$1,247	$10,611	$9,857	$2,244	$2,410

Corporate/Other principally consists of interest expense, income, certain administrative expenses, litigation matters and allocations to the segments. In the six months ended June 30, 2004, Pharmaceuticals and Corporate/Other include the following items: Pharmaceuticals—$27 million of accelerated depreciation for certain manufacturing facilities in North America expected to be closed by 2006 and $5 million of relocation expenses and retention benefits. Corporate/Other—$455 million for litigation and other legal matters, $62 million write-off of acquired in-process research and development for the Acordis transaction, $30 million of milestone payments primarily to Pierre Fabre and $14 million of charges primarily related to the downsizing and streamlining of worldwide operations, partially offset by $313 million of pre-tax gain on the sale of the Mead Johnson Adult Nutritional business. In the six months ended June 30, 2003, Pharmaceuticals and Corporate/Other include the following items: Pharmaceuticals—income of $21 million from a vitamins litigation settlement, $14 million of accelerated depreciation expense for facilities expected to be abandoned, $11 million of asset impairment charges and $5 million of relocation expenses and retention benefits; Corporate/Other—$41 million of income from litigation settlements and the reimbursement of patent defense costs and $25 million of income primarily related to adjustments of prior period restructuring reserves, partially offset by expense of $25 million related to termination benefits for workforce reductions and downsizing and streamlining of worldwide manufacturing operations.

Note 14. Pension and Other Postretirement Benefit Plans

The Company and some of its subsidiaries have defined benefit pension plans and defined contribution plans for regular full-time employees. The principal pension plan is the Bristol-Myers Squibb Retirement Income Plan. The funding policy is to contribute amounts to provide for current service and to fund past service liability. Plan benefits are based primarily on years of credited service and on the participant’s compensation. Plan assets consist principally of equity and fixed-income securities.

The Company also provides comprehensive medical and group life benefits for substantially all U.S. retirees who elect to participate in its comprehensive medical and group life plans. The medical plan is contributory. Contributions are adjusted periodically and vary by date of retirement and the original retiring company. The life insurance plan is noncontributory. Plan assets consist principally of equity and fixed-income securities. Similar plans exist for employees in a number of countries outside of the U.S.

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 14. Pension and Other Postretirement Benefit Plans (Continued)

Cost of the Company’s deferred benefits and postretirement benefit plans included the following components for the three and six months ended June 30, 2004 and 2003:

	Three Months Ended June 30,				Six Months Ended June 30,
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
	(dollars in millions)
	2004	2003	2004	2003	2004	2003	2004	2003
Service cost-benefits earned during the period	$44	$40	$2	$2	$85	$80	$5	$5
Interest cost on projected benefit obligation	78	76	13	14	150	153	26	29
Expected return on plan assets	(96)	(98)	(4)	(4)	(185)	(197)	(9)	(9)
Net amortization and deferral	41	20	5	2	79	40	10	4

Net periodic benefit cost	67	38	16	14	129	76	32	29
Curtailments and settlements	—	—	—	—	—	—	—	—

Total net periodic benefit cost	$67	$38	$16	$14	$129	$76	$32	$29

There is an expected reduction in net periodic benefit cost for other benefits of $8 million for the full year of 2004, reflecting the impact of the Medicare Prescription Drug Improvement and Modernization Act of 2003. In accordance with FASB FSP No. 106-2, the Company expects to reflect the year-to-date portion of this reduction in third quarter expense.

Contributions

As previously disclosed in its 2003 Form 10-K/A, due to improved investment returns in 2003 and significant contributions in recent years, the Company does not currently plan to make cash contributions to the U.S. pension plans in 2004. The Company expects contributions to the international pension plans to be in the $110 million to $130 million range for the year, including significant funding for two underfunded plans in the second half of 2004.

In the first six months of 2004, there were no cash contributions to the U.S. pension plans, and $15 million and $31 million were contributed to the international pension plans for the three and six month periods ended June 30, 2004, respectively. There was no cash funding for other benefits.

Those cash benefit payments from the Company which are classified as contributions in the FAS 132 disclosure totaled $8 million and $14 million for pension benefits for the three and six month periods ended June 30, 2004, respectively, and $15 million and $30 million for other benefits for the three and six month periods ended June 30, 2004, respectively.

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

The Company’s decision to obtain insurance coverage is dependent on market conditions, including cost and availability, existing at the time such decisions are made. As a result of external factors, the availability of insurance has become more restrictive while the cost has increased significantly. The Company has evaluated its risks and has determined that the cost of obtaining insurance outweighs the benefits of coverage protection against losses and as such, is self-insured for product liabilities effective July 1, 2004. The Company will continue to evaluate these risks and benefits to determine its insurance needs in the future.

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

The suits were filed on March 21, 2002 and May 14, 2002, respectively, and were based on U.S. Patent No. 4,847,265, a composition of matter patent, which discloses and claims, among other things, the hydrogen sulfate salt of clopidogrel, which is marketed as PLAVIX*, and on U.S. Patent No. 5,576,328, which discloses and claims, among other things, the use of clopidogrel to prevent a secondary ischemic event. The plaintiffs later withdrew Patent No. 5,576,328 from the lawsuit. Plaintiffs’ infringement position is based on defendants’ filing of their Abbreviated New Drug Applications (ANDA) with the FDA, seeking approval to sell generic clopidogrel prior to the expiration of the composition of matter patent in 2011. The defendants responded by alleging that the patent is invalid and/or unenforceable. The cases were consolidated for discovery. Fact discovery closed on October 15, 2003 and expert discovery is underway.

Teva Pharmaceuticals USA (Teva USA), a generic drug manufacturer, has filed an ANDA with the FDA claiming that U.S. Patent No. 5,576,328 relating to PLAVIX* is invalid and that two others will not be infringed by Teva USA. None of these patents is involved in the pending patent infringement litigation involving PLAVIX*. The Teva USA filing does not challenge the patent at issue in the PLAVIX* litigation and therefore is not expected to have any impact on that litigation; nor does it appear that Teva USA intends to commercialize a generic form of PLAVIX* prior to the expiration or termination of the patent at issue in the litigation, although there can be no assurance that this will continue to be the case.

Net sales of PLAVIX* were approximately $2.5 billion and $1.5 billion for the 12 months ended December 31, 2003 and 6 months ended June 30, 2004, respectively, and are expected to grow substantially over the next several years. The Company anticipates that this revenue growth will be an important factor in offsetting expected decreases in sales of the Company’s other products that recently have or will experience exclusivity losses during this period.

Currently, the Company expects PLAVIX* to have market exclusivity in the United States until 2011. If the composition of matter patent for PLAVIX* is found not infringed, invalid and/or unenforceable at the district court level, the FDA could then approve the defendants’ ANDAs to sell generic clopidogrel, and generic competition for PLAVIX* could begin before the Company has exhausted its appeals. Such generic competition would likely result in substantial decreases in the sales of PLAVIX* in the United States.

Although the plaintiffs intend to vigorously pursue enforcement of their patent rights in PLAVIX*, it is not possible at this time reasonably to assess the outcome of these lawsuits, or, if the Company were not to prevail in these lawsuits, the timing of potential generic competition for PLAVIX*. However, if such generic competition were to occur, the Company believes it would not occur before sometime in the year 2005. It also is not possible reasonably to estimate the impact of these lawsuits on the Company. However, loss of market exclusivity of PLAVIX* and the subsequent development of generic competition would be material to the Company’s sales of PLAVIX* and results of operations and cash flows and could be material to its financial condition and liquidity.

Other Patent-Related Matters

PARAPLATIN. The Company and Research Corporation Technologies, Inc. (RCT), holder of the patent for PARAPLATIN, or carboplatin, commenced patent infringement actions on August 8, 2001 and on March 22, 2002 against Pharmachemie B.V., a subsidiary of Teva Pharmaceutical Industries, Ltd. (Teva Industries), in the United States District Court for New Jersey, based on the latter’s ANDA for approval by the FDA of generic versions of carboplatin, with certifications that the patent is invalid or not infringed. Based on studies evaluating the use of carboplatin in the pediatric population the Company, on April 30, 2004, obtained from the FDA a six-month extension of marketing exclusivity for PARAPLATIN beyond the expiration of the patent, that expired on April 14, 2004. On April 27, 2004, the Company announced an agreement to settle the patent litigation. Under the agreement, the Company, in addition to continuing to distribute PARAPLATIN, sells product to Teva USA, allowing its authorized affiliate, Sicor Pharmaceuticals Sales, Inc. to distribute an unbranded version of carboplatin as of June 24, 2004.

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 15. Legal Proceedings and Contingencies (Continued)

MONOPRIL. The Company (and its subsidiary E.R. Squibb & Sons, LLC) commenced two patent infringement actions against Andrx Pharmaceuticals, LLC and Andrx Pharmaceuticals, Inc. (collectively, Andrx), on April 10, 2003; these cases are pending before the United States District Court for the Southern District of Florida. Both actions relate to Andrx’s filing of ANDAs for (1) generic MONOPRIL and (2) generic MONOPRIL/HCT with certifications that the patent, expiring in July 2009, covering the formulations for MONOPRIL and MONOPRIL/HCT, is not infringed. Trial was completed on April 30, 2004. On June 4, 2004, the trial court ruled in favor of Andrx and specifically determined that Andrx’s proposed generic formulations for MONOPRIL and MONOPRIL/HCT did not infringe the Company’s patent. The Company did not appeal the trial court’s decision. Andrx’s ANDAs will be eligible for final approval when they meet FDA regulatory requirements. Generic versions of MONOPRIL (fosinopril) are already being marketed by others. Generic versions of MONOPRIL/HCT are not marketed by others.

TEQUIN. The Company and Kyorin Pharmaceuticals Co., Ltd. (Kyorin) commenced a patent infringement action on March 23, 2004, against Teva USA and Teva Industries in the United States District Court for the Southern District of New York, relating to the antibiotic gatifloxacin, for which Kyorin holds the composition of matter patent and which the Company sells as TEQUIN. This action relates to Teva’s filing of an ANDA for a generic version with a certification that the composition of matter patent, which expires in December 2007, is invalid or not infringed. The filing of the suit places a stay on the approval of Teva’s generic product until June 2007, unless there is a court decision adverse to the Company and Kyorin before that date.

PRAVACHOL. In relation to PRAVACHOL, or pravastatin, on April 15, 2004, Apotex filed a declaratory judgment action against the Company in the United States District Court for the Southern District of New York, seeking a declaratory judgment that Apotex’ proposed generic version does not infringe the three patents relating to PRAVACHOL listed in the Orange Book, which expire from 2008 to 2011 in the United States. Many generic manufacturers have already made ANDA filings in relation to generic versions and submitted P(IV) certifications that these patents are invalid or not infringed by their products, and the Company did not file any suits in response. The primary patent in relation to PRAVACHOL expires in the United States in October 2005, and the Company has earned a six-month extension of market exclusivity for PRAVACHOL until April 2006. The primary patent has not been challenged. The initial generic ANDA filers, not including Apotex, are expected to have 180 days of semi-exclusivity after April 2006. On July 25, 2004, the trial court entered a stipulation dismissing the case for lack of subject matter jurisdiction.

AQUACEL AG. On June 10, 2003, AcryMed, Inc. (AcryMed) commenced an action against the Company’s ConvaTec division in United States District Court for the District of Oregon for breach of confidentiality, misappropriation of trade secrets, fraud and related claims based on alleged use of AcryMed information in development of ConvaTec’s AQUACEL Ag wound care dressing containing silver. The complaint was later amended to include a claim of infringement of a patent issued to AcryMed on August 12, 2003, and to include, as an additional plaintiff, Medline Industries, Inc., an entity that holds an exclusive license in relation to AcryMed’s wound dressing containing silver. ConvaTec maintains that AQUACEL Ag was created through an independent development effort with participation of Acordis, a U.K. company whose principal business has been acquired by ConvaTec. In June 2004, the Company agreed to pay $26 million to settle the action, and the case was dismissed. The amount of the settlement was accrued in the second quarter of 2004.

Abatacept. On August 17, 2000, Repligen Corporation (Repligen) and the University of Michigan instituted a lawsuit against the Company in the U.S. District Court for the Eastern District of Michigan. The suit alleged that Dr. Craig Thompson, formerly a professor at the University of Michigan, had been involved in a collaboration with certain of the Company’s scientists, and that Thompson’s activity in the collaboration made him a rightful inventor on several patents that the Company later obtained covering soluble forms of CTLA4 and related methods of use. After conducting a trial, in September 2003 the District Court ruled that Repligen and the University of Michigan had failed to prove that Thompson made any inventive contribution to the patents in suit, and thus he was not entitled to be added as a sole or joint inventor on the Company’s patents. Repligen and the University of Michigan appealed the District Court’s decision to the U.S. Court of Appeals for the Federal Circuit. On July 12, 2004, the Federal Circuit affirmed the trial court’s ruling.

ERBITUX*. On October 28, 2003, a complaint was filed by Yeda Research and Development Company Ltd. (Yeda) against ImClone and Aventis Pharmaceuticals, Inc. in the U.S. District Court for the Southern District of New York. This action alleges and seeks that three individuals associated with Yeda should also be named as coinventors on U.S. Patent No. 6,217,866, which covers the therapeutic combination of any EGFR-specific monoclonal antibody and anti-neoplastic agents, such as chemotherapeutic agents, for use in the treatment of cancer. If Yeda’s action were successful, Yeda could be in a position to practice, or to license others to practice, the invention. This could result in product competition for ERBITUX* that might not otherwise occur. The Company, which is not a party to this action, is unable to predict the outcome at this stage in the proceedings.

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 15. Legal Proceedings and Contingencies (Continued)

On May 5, 2004, Repligen and Massachusetts Institute of Technology (MIT) filed a lawsuit in the United States District Court for the District of Massachusetts against ImClone claiming that ImClone’s manufacture and sale of ERBITUX* infringes a patent which generally covers a process for protein production in mammalian cells. Repligen and MIT seek damages based on sales of ERBITUX* which commenced in February 2004. The patent expired on May 5, 2004, although Repligen and MIT are seeking extension of the patent. The Company, which is not a party to this action, is unable to predict the outcome at this stage in the proceedings.

AVAPRO*. By letter dated July 16, 2004, Teva USA served notice that it filed an ANDA with a P(IV) certification directed against U.S. Patent 6,342,247 (‘247 patent), which is a formulation patent for irbesartan that expires in June 2015. Teva USA’s P(IV) notice asserts that its proposed generic formulation of irbesartan does not infringe the ‘247 patent. Teva USA’s P(IV) notice did not include a challenge to the composition of matter patent for irbesartan that expires in September 2011. The Company and its partner Sanofi are currently evaluating Teva USA’s P(IV) notice.

VIDEX* EC. By letter dated July 16, 2004, Barr Laboratories, Inc. (Barr) served notice that it filed an ANDA with a P(IV) certification directed against U.S. Patents 4,861,759 and 5,254,539 which cover methods of treatment and which expire in August 2006. Barr’s P(IV) notice asserts that the claims of the two patents are invalid or not infringed. The Company has notified the U.S. government, the owner of the patents, of Barr’s actions.

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

In May 2002, the plaintiff submitted an amended complaint adding allegations that the Company, its present chairman of the board and chief executive officer, Peter R. Dolan, its former chairman of the board and chief executive officer, Charles A. Heimbold, Jr., and its former chief scientific officer, Peter S. Ringrose, Ph.D., disseminated materially false and misleading statements and/or failed to disclose material information concerning the safety, efficacy, and commercial viability of VANLEV during the period April 19, 2000 through March 20, 2002. A number of related class actions, making essentially the same allegations, were also filed in the U.S. District Court for the Southern District of New York. These actions have been transferred to the U.S. District Court for the District of New Jersey. The Company has filed a motion for partial judgment in its favor based upon the pleadings. The plaintiff has opposed the motion, in part by seeking again to amend its complaint. The court has not ruled on the Company’s motion to dismiss nor the plaintiff’s motion for leave to amend. The court certified a class relating to the period from November 8, 1999 to April 19, 2000. The plaintiff has moved to certify a second class, and the parties have stipulated to the certification of a second class relating to the period from March 22, 2001 to March 20, 2002. The class certification and proposed class certification are without prejudice to defendants’ rights to fully contest the merits of plaintiff’s claims. The plaintiff purports to seek compensatory damages, costs and expense on behalf of shareholders with respect to the class period and proposed class period.

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

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 15. Legal Proceedings and Contingencies (Continued)

The consolidated class action complaint alleges violations of federal securities laws in connection with, among other things, the Company’s investment in and relationship with ImClone and ImClone’s product, ERBITUX*, and certain accounting issues, including issues related to wholesaler inventory and sales incentives, the establishment of reserves, and accounting for certain asset and other sales. The plaintiffs seek compensatory damages, costs and expenses. On March 29, 2004, the U.S. District Court granted the Company’s motion to dismiss the consolidated class action complaint and dismissed the case with prejudice. Plaintiffs appealed that dismissal to the Second Circuit Court of Appeals (Court of Appeals). While that appeal was pending, the parties reached an agreement in principle to settle the action. On July 26, 2004, the Court of Appeals stayed the appeal and remanded the action to the District Court so that the District Court could consider the settlement. On July 30, 2004, the

District Court vacated the Clerk’s Judgment in order to consider the settlement. Also on that day, the District Court entered an order preliminarily approving the settlement, certifying a class for settlement purposes only, and scheduling a fairness hearing for November 9, 2004, at which time the Court will consider whether to finally approve the settlement. Pursuant to the terms of the proposed settlement, all claims in the action will be dismissed, the litigation will be terminated, the defendants will receive releases, and the Company will pay $300 million to a fund for class members. The settlement is subject to final approval by the District Court at the fairness hearing and any appeals therefrom. In addition, the defendants may terminate the settlement if purported class members who purchased more than 10% of the Company’s stock purchased during the class period opt not to participate in the settlement.

In addition, an action was filed in early October 2003, in New York State Court, making similar factual allegations and asserting a variety of claims including, among others, common law fraud and negligent misrepresentation. No discovery has been taken in this matter. On January 9, 2004, the Company moved to dismiss the complaint. Oral arguments on the motion were held on April 16, 2004. There has been no decision on the motion.

Beginning in October 2002, a number of the Company’s current and former officers and directors were named as defendants in three shareholder derivative suits pending in the U.S. District Court for the Southern District of New York. A number of the Company’s current and former officers and directors were named as defendants in three shareholder derivative suits filed during the period March 2003 through May 2003 in the U.S. District Court for the District of New Jersey. In July 2003 the U.S. District Court for the District of New Jersey ordered the three shareholder derivative lawsuits that were filed in that court transferred to the U.S. District Court for the Southern District of New York. Subsequently, the U.S. District Court for the Southern District of New York ordered all six federal shareholder derivative suits consolidated. Plaintiffs have filed a consolidated, amended, verified shareholder complaint against certain members of the board of directors, current and former officers and PwC, the Company’s independent auditors. As is customary in derivative suits, the Company has been named as a defendant in this action. As a nominal defendant, the Company is not liable for any damages in the suit nor is any specific relief sought against the Company. The consolidated amended complaint alleges, among other things, violations of federal securities laws and breaches of fiduciary duty by certain individual defendants in connection with the Company’s conduct concerning, among other things: safety, efficacy and commercial viability of VANLEV (as discussed above); the Company’s sales incentives to certain wholesalers and the inventory levels of those wholesalers; the Company’s investment in and relations with ImClone and ImClone’s product ERBITUX*; and alleged anticompetitive behavior in connection with BUSPAR and TAXOL. The lawsuit also alleges malpractice (negligent misrepresentation and negligence) by PwC. The plaintiffs seek restitution and rescission of certain officers’ and directors’ compensation and alleged improper insider trading proceeds; injunctive relief; fees, costs and expenses; contribution from certain officers for alleged liability in the consolidated securities class action pending in the U.S. District Court for the Southern District of New York (as discussed above); and contribution and indemnification from PwC. No discovery has been taken in this matter. On December 19, 2003, the Company moved to dismiss the consolidated amended complaint. Two similar actions are pending in New York State court. Plaintiffs seek equitable relief, damages, costs and attorneys’ fees.

On August 4, 2004, the Company entered into a final settlement with the SEC, concluding an investigation concerning the wholesaler inventory and accounting matters described above that began in April 2002. The settlement was filed in the federal court in Newark, New Jersey. The Company agreed, without admitting or denying any liability, not to violate in the future certain provisions of the securities laws. The Company also agreed to establish a $150 million fund for a class of shareholders to be distributed under the court’s supervision. The $150 million fund, which includes a $100 million civil penalty, will be distributed to certain Company shareholders under a plan of distribution to be established by the SEC. The settlement does not resolve the ongoing investigation by the SEC of the activities of certain current and former members of the Company’s management in connection with the wholesaler inventory issues and other accounting matters, which investigation is ongoing.

The U.S. Attorney’s Office and a grand jury in the District of New Jersey are investigating the activities of the Company and certain current and former members of the Company’s management in connection with the wholesaler inventory issues referenced above and certain another accounting issues. The Company’s understanding is that the U.S. Attorney’s Office and the grand jury are investigating possible violations of the federal securities laws and other laws. As part of this investigation, among other things, documents have been produced by the Company and individuals have appeared for interviews and testimony. The Company is continuing to cooperate with the investigation. The investigation could result in the assertion of criminal claims against the Company and/or current and/or former members of the Company’s management.

In the second quarter of 2004, the Company increased its reserves for liabilities for private litigation and governmental investigations in relation to wholesaler inventory issues and other accounting matters as described in this section by $300 million, bringing the total reserves for liabilities for these matters to $450 million. The entire amount of the SEC settlement and the entire amount to be paid under the proposed class-action settlement, if finalized, will be charged against this reserve, reducing it to zero. The Company is discussing recovery under its insurance policies, not reflected in the financial statements, of a portion of the proposed class action settlement of $300 million; recovery is not available for the final settlement with the SEC of $150 million. Other than with respect to the SEC settlement and the proposed settlement of the class action lawsuit, it is not possible at this time to reasonably assess the final outcome of these litigations and investigations. In accordance with GAAP, the Company has determined that the reserved amounts represent minimum expected probable losses with respect to these matters.

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 15. Legal Proceedings and Contingencies (Continued)

If the proposed class action settlement does not become final or does not resolve all related claims because one or more shareholders opt out of the proposed settlement, or if the Company were not to prevail in final, non-appealable determinations of the litigations and investigations, eventual losses related to these matters may exceed the related reserves, and the further impact of these matters could be material. The Company does not believe that the top-end of the range for these losses can be estimated.

ERISA Litigation

In December 2002 and the first quarter of 2003, the Company and others were named as defendants in five class actions brought under the ERISA in the U.S. District Courts for the Southern District of New York and the District of New Jersey. These actions have been consolidated in the Southern District of New York under the caption In re Bristol-Myers Squibb Co. ERISA Litigation, 02 CV 10129 (LAP). An Amended Consolidated Complaint alleging a class period of January 1, 1999 through March 10, 2003 was served on August 18, 2003. The Amended Consolidated Complaint was brought on behalf of four named plaintiffs and a putative class consisting of all participants in the Bristol-Myers Squibb Company Savings and Investment Program (Savings Plan) and their beneficiaries for whose benefit the Savings Plan held and/or acquired Company stock at any time during the class period (excluding the defendants, their heirs, predecessors, successors and assigns). The named defendants are the Company, the Bristol-Myers Squibb Company Savings Plan Committee (Committee), thirteen individuals who presently serve on the Committee or who served on the Committee in the recent past, Charles A. Heimbold, Jr. and Peter R. Dolan (the past and present Chief Executive Officers, respectively, of the Company). The Amended Consolidated Complaint generally alleges that the defendants breached their fiduciary duties under ERISA during the class period by, among other things, continuing to offer the Company Stock Fund and Company stock as investment alternatives under the Savings Plan; continuing to invest Company matching contributions in the Company Stock Fund and Company stock; and failing to disclose that investments in Company stock were (allegedly) imprudent. The Savings Plan’s purchases of Company stock after January 1, 1999 are alleged to have been transactions prohibited by ERISA. Finally, Defendants Heimbold and Dolan are alleged to have breached their fiduciary duties under ERISA by failing to monitor the actions of the Committee. These ERISA claims are predicated upon factual allegations similar to those raised in “Other Securities Matters” above, concerning, among other things: the safety, efficacy and commercial viability of VANLEV; the Company’s sales incentives to certain wholesalers and the inventory levels of those wholesalers; the Company’s investment in and relations with ImClone and ImClone’s product ERBITUX*; and alleged anticompetitive behavior in connection with BUSPAR and TAXOL.

There has not been significant discovery to date. On October 2, 2003, the Company and all other defendants moved to dismiss the Amended Consolidated Complaint. The plaintiffs have opposed the motion to dismiss, and the defendants have replied. In the second quarter of 2004, the Company established reserves for liabilities for this litigation of $20 million. It is not possible at this time to reasonably assess the final outcome of this litigation. In accordance with GAAP, the Company has determined that the reserves established represent the minimum expected probable losses with respect to this litigation. Eventual losses related to this litigation may exceed reserves, and the further impact could be material. The Company does not believe that the top-end of the range for these losses can be estimated. If the Company were not to prevail in final, non-appealable determination of this matter, the impact could be material.

Pricing, Sales and Promotional Practices Litigation and Investigations

The Company, together with a number of other pharmaceutical manufacturers, is a defendant in several private class actions and in actions brought by the Nevada, and Montana, Pennsylvania and Wisconsin Attorneys General and the Counties of Suffolk, Westchester and Rockland, New York that are pending in federal and state courts relating to the pricing of certain Company products. The federal cases have been consolidated for pre-trial purposes under the caption In re Pharmaceutical Industry Average Wholesale Price Litigation, MDL No. 1456 in the U.S. District Court for the District of Massachusetts (AWP Multidistrict Litigation).

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

The Attorneys General complaints assert claims similar to those in the Amended Master Complaint under state law, but also assert claims in the name of their respective States for alleged violations of state Medicaid fraud statutes. The Nevada and Montana Attorneys General cases were originally commenced in their respective state courts but were later removed to the AWP Multidistrict Litigation. Each Attorney General moved to have its case remanded to state court on the ground that there is no federal jurisdiction. On June 11, 2003, the Court in the AWP Multidistrict Litigation ruled that the Nevada action, in which the Company is named, should be remanded to state court on the ground that not all defendants had joined in the original removal petition. The case is now proceeding in Nevada state court where defendants, including the Company, filed a motion to dismiss. In a decision filed July 16, 2004, the Nevada state court denied the motion to dismiss except as to the state RICO claim. The court granted the Attorney General leave to replead. The Court in the AWP Multi-district Litigation retained jurisdiction over the Montana case. The defendants moved to dismiss the Montana and a second Nevada case, in which the Company is not named.

In an opinion dated June 10, 2004, the court in the AWP Multidistrict Litigation dismissed some of the states’ Medicaid claims relating to “rebate” payments made by several drug manufacturers, including those claims relating to the Company, but otherwise upheld the complaints. The Company has filed its answer to the claims remaining in the Montana Attorney General’s complaint. The company also has joined with other defendants in a motion to dismiss the Pennsylvania Attorney General’s action which is pending in Pennsylvania state court. That motion is scheduled to be heard on September 8, 2004. The Company was served with the Wisconsin Attorney General’s action on June 21, 2004. The Company and other defendants have removed the case to Wisconsin federal court and will seek to have the case transferred to Massachusetts and consolidated for pre-trial purposes with the AWP Multidistrict Litigation.

Finally, the Company is a defendant in related state court proceedings commenced in New York, New Jersey, California, Arizona and Tennessee, and in federal court proceedings commenced by the Counties of Suffolk, Westchester and Rockland, New York (collectively, the New York Counties AWP cases). Those proceedings were transferred to the AWP Multidistrict Litigation for pre-trial purposes, although plaintiffs in the California, Arizona and New Jersey actions sought to remand their cases to the state courts. The California remand motions were denied, the Arizona remand motion was granted, and the New Jersey remand motion remains pending. The New York Counties AWP cases allege RICO claims similar to those made in the Amended Master Consolidated Complaint in the AWP Multidistrict Litigation, however, the claims are on behalf of the counties as contributors to New York State’s Medicaid obligations. Defendants in the first-filed Suffolk County case have moved to dismiss the amended complaint in that action. Oral argument was heard on that motion on December 12, 2003, but no ruling has issued. With respect to the case remanded to Arizona state court, defendants have filed motions to dismiss or for a stay. A hearing on these motions was heard on June 10, 2004, but no ruling has yet issued.

These cases are at a very preliminary stage, and the Company is unable to assess the outcome and any possible effect on its business and profitability, or reasonably estimate possible loss or range of loss with respect to these cases. If the Company were not to prevail in final, non-appealable determinations of these litigations and investigations, the impact could be material.

The Company, together with a number of other pharmaceutical manufacturers, also has received subpoenas and other document requests from various government agencies seeking records relating to its pricing, sales and marketing practices, and “Best Price” reporting for drugs covered by Medicare and/or Medicaid. The requests for records have come from the U.S. Attorneys’ Offices for the District of Massachusetts and the Eastern District of Pennsylvania, the Civil Division of the Department of Justice, the Offices of

the Inspector General of the Department of Health and Human Services and the Office of Personnel Management (each in conjunction with the Civil Division of the Department of Justice), and several states. In addition, requests for information have come from the House Committee on Energy & Commerce and the Senate Finance Committee in connection with investigations that the committees are currently conducting into Medicaid Best Price issues.

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 15. Legal Proceedings and Contingencies (Continued)

As previously disclosed, in mid-2003, the Company initiated an internal review of certain of its sales and marketing practices, focusing on whether these practices comply with applicable anti-kickback laws and analyzing these practices with respect to compliance with (1) Best Price reporting and rebate requirements under the Medicaid program and certain other U.S. governmental programs, which reference the Medicaid rebate program and (2) applicable FDA requirements. The Company has met with representatives of the U.S. Attorney’s Office for the District of Massachusetts to discuss the review and has received related subpoenas from that U.S. Attorney’s Office. The Company is also analyzing its past and proposed systems for calculating prices for reporting under governmental rebate and reimbursement programs. The Company’s internal review is expected to continue until resolution of pending governmental investigations of related matters.

The Company is also analyzing its past and proposed systems for calculating prices for reporting under governmental rebate and reimbursement programs. The preliminary results of this analysis have identified the need for revisions to the calculation system methodology and processes used for calculating past rebate and reimbursement amounts. The Company is unable to assess at this time whether any such proposed revisions will result in additional rebate payments being owed by the Company or to reasonably estimate the possible amount or range of amounts of any such payments, which could be material. The Company’s analysis is ongoing. The Company also is working to strengthen its internal controls over these calculations to remediate the processes and procedures that the Company believes resulted in these proposed revisions.

Finally, the Company received a civil investigative demand from the Attorney General of the State of Missouri relating to direct-to-consumer advertising for PRAVACHOL for the period of 2001-2003. The Company received written confirmation from the Attorney General in July 2004 concluding its investigation with no action taken against the Company. The Company also received notice of a putative class action lawsuit involving issues related to the direct-to consumer advertising, filed on February 23, 2004, in circuit court of Jackson County Missouri at Kansas City, caption Richard Summers v. Bristol-Myers Squibb Company. The Company was served with this complaint on March 23, 2004 and has removed the action to federal court.

The Company is producing documents and actively cooperating in the investigations, which could result in the assertion of civil and/or criminal claims. In the second quarter of 2004, the Company increased reserves for liabilities in relation to pharmaceutical pricing and sales and marketing practices described in this section by $34 million, bringing the total reserves for liabilities for these matters to $134 million. It is not possible at this time to reasonably assess the final outcome of these matters. In accordance with GAAP, the Company has determined that the above amount represents minimum expected probable losses with respect to these matters, which losses could include the imposition of fines, penalties, administrative remedies and/or liability for additional rebate amounts. Eventual losses related to these matters may exceed these reserves, and the further impact could be material. The Company does not believe that the top-end of the range for these losses can be estimated. If the Company were not to prevail in final, non-appealable determinations of these litigations and investigations, the impact could be material.

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

PPA. In May 2000, Yale University published the results of its Hemorrhagic Stroke Project, which concluded that there was evidence of a suggestion that PPA may increase the risk of hemorrhagic stroke in a limited population. In November 2000, the FDA issued a Public Health Advisory and requested that manufacturers of PPA-containing products voluntarily cease manufacturing and marketing them. At that time, the only PPA-containing products manufactured or sold by the Company were COMTREX (liquid gel formulations only) and NALDECON. On or about November 6, 2000, the Company, as well as other manufacturers of PPA- containing products, discontinued the manufacture and marketing of PPA-containing products and allowed customers to return any unused product that they had in their possession.

In January 2001, the Company was served with its first PPA lawsuit. The Company currently is a defendant in approximately 89 personal injury lawsuits, filed on behalf of approximately 134 plaintiffs, in federal and state courts throughout the United States. The majority of these lawsuits involve multiple defendants. Among other claims, plaintiffs allege that PPA causes hemorrhagic and ischemic strokes, that the defendants were aware of the risk, failed to warn consumers and failed to remove PPA from their products. Plaintiffs seek compensatory and punitive damages. All of the federal cases have been transferred to the U.S. District Court for the

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 15. Legal Proceedings and Contingencies (Continued)

Western District of Washington, In re Phenylpropanolamine (PPA) Products Liability Litigation, MDL No. 1407. The District Court has denied all motions for class certification and there are no class action lawsuits pending against the Company in this litigation.

On June 18, 2003, the District Court issued a ruling effectively limiting the plaintiffs’ claims to hemorrhagic and ischemic strokes. Rulings favorable for the defendants included the inadmissibility of expert testimony in cases alleging injuries occurring more than three days after ingestion of a PPA-containing product and cases involving psychoses, seizures and cardiac injuries. The Company expects to be dismissed from additional cases in which its products were never used by the plaintiffs and where plaintiffs’ alleged injury occurred more than three days after ingestion of a PPA-containing product or where a plaintiff suffered from cardiac injuries or psychoses.

SERZONE. SERZONE (nefazodone hydrochloride) is an antidepressant that was launched by the Company in May 1994 in Canada and in March 1995 in the United States. In December 2001, the Company added a black box warning to its SERZONE label warning of the potential risk of severe hepatic events including possible liver failure and the need for transplantation and risk of death. Within several months of the black box warning being added to the package insert for SERZONE, a number of lawsuits, including several class actions, were filed against the Company. Plaintiffs allege that the Company knew or should have known about the hepatic risks posed by SERZONE and failed to adequately warn physicians and users of the risks. They seek compensatory and punitive damages, medical monitoring, and refunds for the costs of purchasing SERZONE. In May 2004, the Company announced that, following an evaluation of the commercial potential of the product after generic entry into the marketplace and rapidly declining brand sales, it had decided to discontinue the manufacture and sale of the product effective June 14, 2004.

At present, the Company has 184 lawsuits, on behalf of 2,039 plaintiffs, pending against it in federal and state courts throughout the United States. Twenty-five of these cases are pending in New York State Court and have been consolidated for pretrial discovery. In addition, there are approximately 762 alleged, but unfiled, claims of injury associated with SERZONE. In August 2002, the federal cases were transferred to the U.S. District Court for the Southern District of West Virginia, In Re Serzone Products Liability Litigation, MDL 1477. Although discovery is still at a very early stage it appears that very few of these cases involve liver failure. In June 2003, the District Court dismissed the class claims in all but two of the class action complaints. Although a number of the class action complaints filed against the Company had sought the certification of one or more personal injury classes, the remaining class action complaints do not seek the certification of personal injury classes. On July 13, 2004, the court issued an order setting the hearing on class certification for April 20, 2005. In addition to the cases filed in the United States, there are three national class actions filed in Canada.

In the second quarter of 2004, the Company established reserves for liabilities for these lawsuits of $75 million. It is not possible at this time to reasonably assess the final outcome of these lawsuits. In accordance with GAAP, the Company has determined that the above amounts represent minimum expected probable losses with respect to these lawsuits. Eventual losses related to these lawsuits may exceed these reserves, and the further impact could be material. The Company does not believe that the top-end of the range for these losses can be estimated.

STADOL NS. STADOL NS was approved in 1992 by the FDA as an unscheduled opioid analgesic nasal spray. In February 1995 the Company asked the FDA to schedule STADOL NS as a Schedule IV, low potential for abuse, drug due to post-marketing reports suggestive of inappropriate use of the product. On October 31, 1997, it became a Schedule IV drug. Since 1997, the Company has received a number of lawsuits involving STADOL. In late 2002, the number of filed suits increased due to newly passed tort reform legislation, which became effective on January 1, 2003. Most, if not all, of the plaintiffs in these new suits had previously asserted claims against the Company for their alleged injuries. In May 2004, the Company announced that, following an evaluation of the commercial potential of the product after generic entry in the marketplace and rapidly declining brand sales, it had decided to discontinue the manufacture and sale of the product effective June 14, 2004.

The Company is a party in 49 cases pending, on behalf of a total of approximately 901 plaintiffs, in federal and state courts throughout the United States. Plaintiffs claim that the Company committed fraud on the FDA and wrongfully promoted STADOL NS as non-addictive. Further, plaintiffs allege that the Company failed to adequately warn of the addiction and dependency risk associated with the use of STADOL NS. The Company has reached an agreement in principle to settle 38 of the lawsuits involving approximately 684 plaintiffs. In addition to these lawsuits, there are approximately 40 active, alleged and unfiled claims. The majority of the cases and claims are pending in Mississippi.

In addition to the cases filed in the United States, there are two class actions and one individual case filed in Canada. The Company has entered into a settlement agreement with respect to claims in Canada regarding the product. The settlement was approved by the Canadian court in Ontario in June 2004 and the Canadian court in Quebec in July 2004.

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 15. Legal Proceedings and Contingencies (Continued)

In the second quarter of 2004, the Company recovered insurance proceeds of $25 million with respect to these cases.

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

HORMONE REPLACEMENT THERAPY (HRT) LITIGATION. The Company marketed products containing estrogen, specifically ESTRACE, ESTRADIOL, DELESTROGEN and OVCON until 2001. The Company currently is a defendant in approximately 64 HRT lawsuits, filed on behalf of 111 plaintiffs, in federal and state courts throughout the United States. The first lawsuit was served on the Company in July 2003. Plaintiffs allege that the HRT products cause breast cancer, stroke, blood clots, cardiac and other injuries in post-menopausal women, that the defendants were aware of these risks and failed to warn consumers. The federal cases are being transferred to the U.S. District Court for the Eastern District of Arkansas, In re Prempro (Wyeth) Products Liability Litigation, MDL No., 1507.

The Company is vigorously defending its product liability lawsuits and believes that the majority of these cases and claims are without merit. While it is not possible at this time reasonably to assess the final outcome of the Company’s pending product liability lawsuits and unfiled claims with certainty, management is of the opinion that the ultimate disposition of these matters should not have a material adverse effect on the Company’s financial position. The Company believes that it has adequate self-insurance reserves and commercially available excess insurance to cover potential material losses related to its product liability cases and claims.

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

The Federal Trade Commission (FTC) also initiated an investigation relating to PLATINOL. This matter was settled with the entry of a consent decree, which is in effect until April 14, 2013.

In the second quarter of 2004, the Company established reserves for liabilities for the litigation of $25 million. It is not possible at this time to reasonably assess the final outcome of this litigation. In accordance with GAAP, the Company has determined that the above amounts represent minimum expected probable losses with respect to this litigation. Eventual losses related to this litigation may exceed these reserves, and the further impact could be material. The Company does not believe that the top-end of the range for these losses can be estimated.

TAXOL Litigation

In 2000, 2001 and 2002, a number of putative class actions were brought against the Company, alleging antitrust, consumer protection and similar claims concerning the Company’s actions to obtain and enforce patent rights relating to TAXOL. A number of state attorneys general brought similar claims, and certain insurers asserted similar claims without filing suits. All of these matters have been settled, and those that required court approval had been given final approval by the supervising court. The total amount of the settlements was $144 million. Of that amount, $135 million was accrued in 2002. The remaining $9 million was accrued in 2003.

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 15. Legal Proceedings and Contingencies (Continued)

The FTC also opened an investigation relating to TAXOL. This matter was settled with the entry of a consent decree, which is in effect until April 14, 2013.

An additional case based on the same allegations was brought by Xechem, a small generic drug manufacturer in 2003. The Company moved to dismiss that case, and the court granted the motion in July 2003. The plaintiff filed an appeal in the U.S. Court of Appeals for the Seventh Circuit, and the Seventh Circuit reversed the lower court’s decision. The case has been remanded to the lower court for discovery and further proceedings.

It is not possible at this time reasonably to assess the final outcome of this suit or reasonably to estimate the possible loss or range of loss with respect to this litigation. If the Company were not to prevail in a final, non-appealable determination of the action, the impact could be material.

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

The U.S. Environmental Protection Agency (EPA) is investigating industrial and commercial facilities throughout the U.S. that use refrigeration equipment containing ozone-depleting substances (ODS), to enforce compliance with regulations governing the prevention, service and repair of leaks (ODS requirements). Recently, the Company began a voluntary corporate-wide audit at its facilities in the U.S. and Puerto Rico that use ODS-containing refrigeration equipment. Although the audit is still on-going, the Company sent a letter to the EPA in July, 2004, reporting preliminary findings that some of the Company’s facilities may not be in compliance with certain ODS requirements. In addition to the matters covered in the Company’s preliminary audit report letter to the EPA, the EPA sent the Company’s wholly owned subsidiary, Mead Johnson, a request for information regarding compliance with ODS requirements at its facility in Evansville, Indiana. The Company responded to the request in June 2004, and have not received any further correspondence from the EPA. If the EPA determines that the Evansville facility, or any other facilities, was or is in violation of applicable ODS requirements, the Company could be subject to penalties and/or be required to convert or replace refrigeration equipment to use non-ODS approved substitutes. In January 2004, the NJDEP sent the Company and approximately five other companies an information request letter relating to a site in North Brunswick Township, N.J. where waste materials from E.R. Squibb & Sons (Squibb), a wholly owned subsidiary of the Company, may have been disposed of from the 1940s through the 1960s. Fill material containing industrial waste and heavy metals in excess of residential standards was discovered in Fall 2003 during an expansion project at the North Brunswick Township High School, as well as at a number of neighboring residential properties. The school board and the Township, who are the current owners of the site, have begun soil remediation work under a workplan approved by the NJDEP and have asked the Company to contribute to the cost of remediation. The Company is in discussions with the NJDEP, the site owners and other potentially responsible parties. The site investigation is ongoing, and no claims have been asserted against the Company.

In September 2003, the NJDEP issued an administrative enforcement Directive and Notice under the New Jersey Spill Compensation and Control Act requiring the Company and approximately 65 other companies to perform an assessment of natural resource damages and to implement unspecified interim remedial measures to restore conditions in the Lower Passaic River. The Directive alleges that the Company is liable because it historically sent bulk waste to the former Inland Chemical Company facility in Newark, New Jersey, and that releases of hazardous substances from this facility have migrated into Newark Bay and continue to have an adverse impact on the Lower Passaic River watershed. Subsequently, the EPA also issued a notice letter under the U.S. Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) to numerous parties—but not including the Company—seeking their cooperation in a study of conditions in substantially the same stretch of the Passaic River that is the subject of the NJDEP’s Directive. The EPA estimates this study will cost $20 million. This study may also lead to clean-up actions, directed by the EPA and the Army Corps of Engineers.

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 15. Legal Proceedings and Contingencies (Continued)

The Company is working cooperatively with a group of the parties that received the Directive and/or the EPA notice to explore potential resolutions of the Directive and to address the risk of collateral claims.

The extent of any liability, under either the Directive or the EPA’s notice letter, cannot yet be determined. Although the Company does not believe it has caused or contributed to any contamination in the Lower Passaic River watershed, the Company has informed the NJDEP that it is willing to discuss their allegations against the Company. In the Directive and in more recent communications to the cooperating group, NJDEP has stated that if the responsible parties do not cooperate, the NJDEP may perform the damage assessment and restoration and take civil action to recover its remedial costs, treble damages for administrative costs and penalties.

On October 16, 2003 the Michigan Department of Environmental Quality (MDEQ) sent the Company a Letter of Violation (LOV) alleging that, over an unspecified period of time, emissions from certain digestion tanks at Mead Johnson’s Zeeland, Michigan facility exceeded an applicable limit in the facility’s renewable operating air permit. The LOV requires the Company to take corrective action and to submit a compliance program report. Although the MDEQ has not demanded fines or penalties, further enforcement action could result in penalties or injunctive relief. The Company is contesting the allegations in the LOV.

In May 2003, the Environmental Quality Board of Puerto Rico (EQB) issued a notice to the Company alleging five violations of the federal Resource Recovery and Conservation Act relating to recordkeeping or storage requirements for hazardous wastes at the Company’s facility in Humacao. Based on its prior dealings with the EQB and the technical nature of the alleged violations, the Company believes that any penalties imposed will not be significant.

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

The Company is also responsible under various state, federal and foreign laws, including CERCLA, for certain costs of investigating or remediating contamination resulting from past industrial activity at the Company’s current or former sites or at waste disposal or reprocessing facilities operated by third parties. The Company estimates these costs based on information obtained from the EPA, the relevant agency, and/or studies prepared by independent consultants, including the total estimated costs for the site and the expected cost-sharing, if any, other potentially responsible parties (PRP), and the Company accrues liabilities when they are probable and reasonably estimable. As of December 31, 2003, the Company estimated its share of the total future costs for these sites is approximately $58 million which represents the sum of best estimates or, where no simple estimate can reasonably be made, estimates of minimums of such costs (without taking into account any potential recoveries from other parties, which are not currently expected). The Company has paid less than $4 million (excluding legal fees) in each of the last five years for investigation and remediation of such matters, including liabilities under CERCLA and other on-site remediations.

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

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 15. Legal Proceedings and Contingencies (Continued)

On July 31, 2003, one of the Company’s insurers, Federal Insurance Company (Federal), filed a lawsuit in New York Supreme Court against the Company and several current and former officers and members of the board of directors, seeking rescission, or in the alternative, declarations allowing Federal to avoid payment under certain Directors and Officers insurance policies and certain Fiduciary Liability insurance policies with respect to potential liability arising in connection with the matters described under the

“—VANLEV Litigation,” “—Other Securities Matters” and “—ERISA Litigation” sections above. No discovery has been taken in this matter. On October 3, 2003, another of the Company’s insurers, SR International Business Insurance Co. Ltd. (SRI), informed the Company that it intended to try to avoid certain insurance policies issued to the Company on grounds of alleged material misrepresentation or non-disclosure, and that it had initiated arbitration proceedings in London, England. SRI has indicated that it intends to rely upon allegations similar to those described in the “—Other Securities Matters” section above in support of its avoidance action.

Note 16. Subsequent Events

On August 4, 2004, the Company confirmed that it has reached a final settlement with the SEC, concluding an investigation concerning wholesaler inventory and accounting matters that began in April 2002. The settlement was filed in the federal court in Newark, New Jersey. The Company agreed, without admitting or denying any liability, not to violate in the future provisions of the Federal securities laws, as set forth in the agreed judgment. The Company also agreed to establish a $150 million fund for a class of shareholders to be distributed under the court’s supervision. The $150 million fund, which includes a $100 million civil penalty, will be distributed to certain Company shareholders under a plan of distribution to be established by the SEC.

On July 30, 2004, the Company announced that it has reached an agreement to settle its securities class action lawsuit, in re BMS Securities Litigation, Master File, No. 02-CV-2251 LAP, which is pending in the U.S. District Court in the Southern District of New York against the Company and a number of the Company’s current and former officers, related to wholesaler inventory and other accounting matters, and the Company’s investment in and relationship with ImClone, and ImClone’s product, ERBITUX*. Under the proposed settlement, the litigation will be terminated in exchange for a payment of $300 million. As part of the settlement, the Company made no admission of wrongdoing.

As previously disclosed, the Company increased its reserves for liabilities in the second quarter of 2004 by approximately $320 million, from $150 million to approximately $470 million, for private litigation and governmental investigations related to wholesaler inventory issues and other accounting matters. The entire amount to be paid under these two settlements will be charged against this increased reserve. The Company is discussing recovery under its insurance policies, not reflected in the financial statements, of a portion of the proposed class action settlement of $300 million; recovery is not available for the final settlement with the SEC of $150 million. The proposed settlements do not resolve the pending private litigation (both ERISA and derivative litigation) related to wholesaler inventory issues and other accounting matters.

In July 2004, the Company’s Board of Directors approved the closure of the bulk manufacturing capabilities at the Company’s facilities in Syracuse, New York, as part of an ongoing streamlining of worldwide operations. The Company expects to incur charges of approximately $105 million to $117 million related to the closure of these facilities, primarily for asset write-downs and employee termination.

In July 2004, the Company paid Schering-Plough Corporation (Schering-Plough) $70 million pursuant to an agreement entered in 2002 between the Company and Schering-Plough to reacquire Schering-Plough’s U.S. copromotion rights to TEQUIN. The amount was capitalized and will be amortized over the remaining life of the patent covering TEQUIN.

Report of Independent Registered Public Accounting Firm

To the Board of Directors

and Stockholders of

Bristol-Myers Squibb Company:

We have reviewed the accompanying consolidated balance sheet of Bristol-Myers Squibb Company and its subsidiaries as of June 30, 2004, and the related consolidated statements of earnings, comprehensive income and retained earnings and of cash flows for each of the three-month and six-month periods ended June 30, 2004 and 2003. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2003, and the related consolidated statements of earnings, comprehensive income and retained earnings and of cash flows for the year then ended (not presented herein), and in our report dated March 9, 2004 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2003, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/    PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

August 4, 2004

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes contained herein.

Summary

For the second quarter of 2004, Bristol-Myers Squibb Company (the Company) reported global sales of $5.4 billion. Sales increased 6% from the prior year level, driven by a 2% increase in volume, a 3% favorable impact from foreign exchange rate fluctuations and a 1% increase due to changes in selling prices. U.S. sales increased 3%, while international sales increased 10%, including an 8% favorable foreign exchange impact.

Earnings before minority interest and income taxes decreased 38% to $775 million in 2004 from $1,247 million in 2003, primarily due to an increase in reserves for liabilities of $455 million related to litigation and other legal matters. Net earnings were $527 million, or $.27 per share on both a basic and diluted basis, compared to $902 million, or $.47 and $.46 per share on a basic and diluted basis respectively, in 2003. While the Company expects exclusivity losses and new product mix to challenge its margins, the Company remains committed to invest significantly behind its businesses to maximize key growth drivers and to advance its late-stage pipeline. Several items affected the comparability of the results between 2004 and 2003, as discussed below under “—Earnings.”

At June 30, 2004, the Company held $6.8 billion in cash, cash equivalents, and marketable securities. Substantially all of such cash, cash equivalents, and marketable securities were held by the Company’s foreign subsidiaries, the majority of which the Company does not expect to repatriate in the foreseeable future. In 2004, the Company expects cash generated by its U.S. operations, together with borrowings from the capital markets, to sufficiently cover cash needs for working capital, capital expenditures and dividends in the U.S. Repatriation to the United States would require additional tax provisions not reflected in the consolidated financial statements.

Long-term debt decreased to $8.4 billion at June 30, 2004 from $8.5 billion at December 31, 2003. Cash provided from operating activities was $1.9 billion in the first six months of 2004. Working capital was $4.7 billion at June 30, 2004, an improvement of $0.4 billion primarily driven by increases in cash and cash equivalents.

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

In the second quarter of 2004, consistent with the Company’s mission to extend and enhance human life by developing the highest-quality products, the Company invested $625 million in research and development, a 19% growth over 2003. Research and development dedicated to pharmaceutical products, including milestone payments for in-licensing and development programs, was $563 million and as a percentage of pharmaceutical sales was 14.7% compared to 13.7% in 2003.

Three Months Results of Operations

Net Sales

Worldwide sales for the second quarter of 2004 increased 6% to $5,430 million from $5,129 million in 2003. The increase in sales in the second quarter of 2004 was driven by a 2% increase in volume, a 3% favorable impact from foreign exchange rate fluctuations and a 1% increase due to changes in selling prices. U.S. sales increased 3% to $3,273 million in 2004 from $3,166 million in 2003, primarily as a result of continued growth in prescription demand for key brands and new product introductions, offset by the impact of exclusivity losses. International sales increased 10%, including an 8% favorable foreign exchange impact, to $2,157 million in 2004 from $1,963 million in 2003. In general, the Company’s business is not seasonal. For information on U.S. pharmaceuticals prescriber demand, reference is made to the table within Business Segments under the Pharmaceuticals section below, which sets forth a comparison of changes in net sales to the estimated total prescription growth (for both retail and mail order customers) for certain of the Company’s primary care pharmaceutical products.

Under U.S. generally accepted accounting principles (GAAP), revenue is recognized when substantially all the risks and rewards of ownership have transferred. Historically, the Company recognized revenue for sales upon shipment of products to its customers. In the case of sales made to wholesalers (1) as a result of incentives, (2) in excess of the wholesaler’s ordinary course of business inventory level, (3) at a time when there was an understanding, agreement, course of dealing or consistent business practice that the Company would extend incentives based on levels of excess inventory in connection with future purchases and (4) at a time when such incentives would cover substantially all, and vary directly with, the wholesaler’s cost of carrying inventory in excess of the wholesaler’s ordinary course of business inventory level, substantially all the risks and rewards of ownership do not transfer upon shipment and, accordingly, such sales are accounted for using the consignment model. The determination of when, if at all, sales to a wholesaler meet the foregoing criteria involves evaluation of a variety of factors and a number of complex judgments.

Under the situations described above, utilizing the consignment model, the Company does not recognize revenue upon shipment of product. Rather, upon shipment of product the Company invoices the wholesaler, records deferred revenue at gross invoice sales price and classifies the inventory held by the wholesalers as consignment inventory at the Company’s cost of such inventory. The Company recognizes revenue (net of discounts, rebates, estimated sales allowances and accruals for returns) when the consignment inventory is no longer subject to the incentive arrangements described above, but not later than when such inventory is sold through to the wholesalers’ customers, on a first-in first-out (FIFO) basis. Under the consignment model, consignment inventory is no longer subject to incentive arrangements (and accordingly revenue is recognized) when the consignment inventory ceases to be in excess of the wholesaler’s ordinary course of business inventory level. The Company generally views approximately one month of supply as a desirable level of wholesaler inventory on a go-forward basis and as a level of wholesaler inventory representative of an industry average. In applying the consignment model to sales to Cardinal Health, Inc. (Cardinal) and McKesson Corporation (McKesson), the Company defined inventory in excess of the wholesaler’s ordinary course of business inventory level as inventory above two weeks and three weeks of supply, respectively, based on the levels of inventory that Cardinal and McKesson require to be used as the basis for negotiation of incentives granted. The Company determines when consignment inventory ceases to be in excess of the wholesaler’s ordinary course of business inventory level based on information provided by Cardinal and McKesson.

The Company determined that shipments of product to Cardinal and McKesson met the consignment model criteria set forth in the Company’s revenue recognition policy as of July 1, 1999 and July 1, 2000, respectively, and, continued through December 2002 for McKesson and February 2003 for Cardinal. Accordingly, the consignment model was required to be applied to such shipments. All shipments to McKesson in the first quarter of 2003, other than those for the Oncology Therapeutics Network (OTN) business, and all shipments to Cardinal after February 2003 were accounted for as sales upon shipment.

At June 30, 2004, the Company has no pharmaceutical products accounted for using the consignment model, except for some pharmaceutical sales relating to OTN using the consignment model until its agreement with McKesson expires in 2006. Sales of ERBITUX* through OTN and McKesson under an agreement ending February 2005 are accounted for on a consignment basis.

The Company estimates, based on available information including that obtained under inventory management agreements between the Company and certain wholesalers, that the inventory of pharmaceutical products held by U.S. pharmaceuticals wholesalers was approximately three weeks of supply at June 30, 2004. This estimate is subject to the inherent limitations of estimates that rely on third-party data, as certain third-party information was itself in the form of estimates, and reflect other limitations.

Earnings

In the second quarter of 2004, earnings before minority interest and income taxes decreased 38% to $775 million from $1,247 million in 2003. The decrease was principally due to an increase in reserves for liabilities of $455 million related to previously disclosed legal matters, primarily private litigation and governmental investigations related to wholesaler inventory issues and accounting matters, and product liability. In addition, the decrease in 2004 was due to the write-off of in-process research and development of $62 million related to the acquisition of Acordis Speciality Fibres (Acordis). Net earnings in the second quarter of 2004 decreased 42% to $527 million compared to $902 million in 2003. The effective income tax rate on earnings before minority interest and income taxes was 15.5% in the second quarter of 2004 compared with 21.0% in 2003. The lower effective tax rate was primarily driven by lower earnings in the U.S. as a result of the litigation reserves. In 2004, basic earnings per share decreased 43% to $.27 from $.47 in 2003, while diluted earnings per share decreased 41% to $.27 from $.46 in 2003. Basic and diluted average shares outstanding for the second quarter of 2004 were 1,942 million and 1,976 million, respectively, compared to 1,937 million and 1,942 million, respectively, in 2003.

During the quarters ended June 30, 2004 and 2003, the Company recorded several (income)/expense items that affected the comparability of results of the periods presented herein, which are set forth in the following tables. For a discussion of these items, see “Item 1. Financial Statements—Note 3. Restructuring and Other Items”, “—Note 4. Acquisitions and Divestitures” and “—Note 15. Legal Proceedings and Contingencies”.

Three Months Ended June 30, 2004

	Cost of Products Sold	Research and Development	Acquired In- process Research and Development	Gain on Sale of Business	Provision for Restructuring and Other Items, net	Litigation settlement expense/ (income)	Total
	(dollars in millions)
Litigation Matters:
Private litigation and governmental investigations (a)	$—	$—	$—	$—	$—	$320	$320
Product liability	75	—	—	—	—	—	75
Pharmaceutical pricing and sales litigation (b)	—	—	—	—	—	34	34
Commercial litigation	26	—	—	—	—	—	26
Anti-trust litigation	—	—	—	—	—	25	25
Product liability insurance recovery	(25)	—	—	—	—	—	(25)

	76	—	—	—	—	379	455
Other:
Gain on sale of Adult Nutritional business	—	—	—	(18)	—	—	(18)
Accelerated depreciation	11	—	—	—	—	—	11
Downsizing and streamlining of worldwide operations	—	—	—	—	6	—	6
Milestone payment	—	25	—	—	—	—	25
Acordis IPR&D write-off	—	—	62	—	—	—	62

	$87	$25	$62	$(18)	$6	$379	541

Income taxes on items above							(159)

							$382

(a)	Relates to wholesaler inventory and accounting matters consisting of $300 million disclosed by the Company in June 2004 and an additional $20 million. This $320 million is incremental to the $150 million recorded in 2003, bringing the total reserve to $470 million.
(b)	Incremental to the $100 million reserve recorded by the Company in 2003, bringing the total reserve to $134 million.

Three Months Ended June 30, 2003

	Cost of Products Sold	Provision for Restructuring and Other Items, net	Litigation settlement expense/ (income)	Total
	(dollars in millions)
Litigation Matters:
Patent defense cost reimbursement and litigation settlement income	$—	$—	$(57)	$(57)
TAXOL / BUSPAR litigation settlement expense	—	—	16	16

	—	—	(41)	(41)
Other:
Accelerated depreciation and asset impairment charges	11	—	—	11
Termination benefits and other exit costs	—	13	—	13
Relocation and retention	—	5	—	5
Change in estimates	—	(25)	—	(25)

	$11	$(7)	$(41)	(37)

Income taxes on items above				16

				$(21)

Gross margin percentages were 61.4% and 63.9% for the three months ended June 30, 2004 and 2003, respectively. Gross margins were negatively impacted in 2004 primarily due to product liability related to SERZONE, as well as increased sales of lower-margin products in the OTN segment, unfavorable mix and exclusivity losses in the U.S. pharmaceuticals business.

The effective income tax rate on earnings before minority interest and income taxes was 15.5% for the three months ended June 30, 2004 and 21.0% for the three months ended June 30, 2003. The lower effective tax rate was primarily driven by lower earnings in the U.S. as a result of the litigation reserves.

Expenses

Total costs and expenses, excluding gain on sale of business, as a percentage of sales, were 86.1% in the second quarter of 2004 compared to 75.7% in 2003.

Cost of products sold, as a percentage of sales, increased to 38.6% in 2004 from 36.1% in 2003. This increase is primarily due to a $75 million increase in product liability reserve, as well as increased sales of lower margin products from OTN and the unfavorable impact of U.S. Pharmaceuticals sales mix. Cost of products sold also included $26 million of commercial litigation expense, $25 million of product liability insurance recovery and $11 million of accelerated depreciation in 2004, and in 2003, $11 million which primarily consisted of accelerated depreciation related to the closure of manufacturing facilities in North America expected to be completed by the end of 2006.

Marketing, selling, and administrative expenses increased 6% to $1,212 million in 2004 from $1,147 million in 2003. As a percentage of sales, marketing, selling and administrative expenses decreased to 22.3% in the second quarter of 2004 from 22.4% in 2003. The increase was primarily driven by increased sales and marketing support for new products and franchises, including additional sales support for ABILIFY*. In addition, the increase was also related to costs associated with the compliance with the Sarbanes-Oxley Act of 2002 and unfavorable foreign exchange driven by the strengthening of the euro.

Expenditures for advertising and product promotion in support of new and existing products were $346 million in 2004 compared with $354 million 2003, reflecting increased investments in ABILIFY*, REYATAZ and ERBITUX* offset by lower spending on in-line products in the U.S. pharmaceutical business.

Research and development expenditures increased 19% to $625 million in 2004 from $524 million in 2003. Pharmaceutical research and development spending increased 14% from the prior year and, as a percentage of pharmaceutical sales, was 14.7% in the second quarter of 2004 and 13.7% in the second quarter of 2003. This increase is primarily driven by the Company’s continuing investments in compounds in Phase III development, including muraglitazar, the dual PPAR (peroxisome proliferators activated receptor) agonist for diabetes; abatacept for rheumatoid arthritis; and entecavir, for hepatitis B, partially offset by Merck’s share of codevelopment costs related to muraglitazar. The increase also reflects the Company’s strategic focus on ten disease areas – oncology, HIV/AIDS, psychiatric disorders, atherosclerosis/thrombosis, diabetes, Alzheimer’s disease, hepatitis, obesity, rheumatoid arthritis and solid organ transplantation.

Acquired in-process research and development of $62 million relates to the acquisition of Acordis, a U.K. based company that is expected to strengthen the Company’s leadership position in wound therapies.

Restructuring programs were implemented in the second quarter of 2004 to downsize and streamline worldwide operations. The programs include costs for the termination of approximately 120 selling, administrative and manufacturing employees primarily in the Pharmaceuticals segment. As a result of these actions, the Company expects the annual benefit to earnings before minority interest and income taxes to be approximately $9 million in future periods. The Company expects to substantially complete these activities by late 2004. For additional information on restructuring, see “Item 1. Financial Statements—Note 3. Restructuring and Other Items” and “—Note 16. Subsequent Events”.

Litigation settlement expense/(income) were $379 million of expense in 2004, and $41 million of income in 2003. Of this amount, $320 million related to private litigation and governmental investigations for wholesaler inventory issues and accounting matters, consisting of $300 million that was disclosed by the Company at the end of last month and an additional $20 million, $25 million related to reserves for anti-trust litigation regarding PLATINOL, and $34 million related to pharmaceutical pricing and sales and practices, that is additional to the $100 million recorded in the fourth quarter of 2003 for these matters. The $41 million of settlement income in 2003 consisted of $57 million of income from a litigation settlement and the reimbursement of patent defense costs partially offset by $16 million of litigation expenses related to TAXOL and BUSPAR. For additional information on litigation, see “Item 1. Financial Statements—Note 15. Legal Proceedings and Contingencies.”

Gain on sale of business of $18 million in 2004 primarily relates to payments from Novartis related to the sale of the Mead Johnson Adult Nutritional business. The Company recorded these adjustments and expects to further adjust the gain upon the satisfaction of the contractual requirements and other post-closing matters. For additional information on the sale of the Adult Nutritional business, see “Item 1. Financial Statements—Note 4. Acquisitions and Divestitures.”

Equity in net income of affiliates for the three months ended June 30, 2004 and 2003 was $59 million and $48 million, respectively. Equity in net income of affiliates principally related to the Company’s joint venture with Sanofi Synthelabo S.A. (Sanofi) and investment in ImClone Systems, Inc. (ImClone). In 2004, the increase in equity in net income of affiliates primarily relates to higher net income in both the Sanofi joint venture and ImClone. For additional information on equity in net income of affiliates, see “Item 1. Financial Statements—Note 2. Alliances and Investments.”

Other expense, net was $7 million of expense in the second quarter of 2004 compared to $101 million of expense in the second quarter of 2003. Other expense, net, includes interest expense, interest income, foreign exchange gains and losses, income from contract manufacturing, royalty income, and gains and losses on disposal of property, plant and equipment. The favorability was primarily due to higher income from third party manufacturing, lower litigation settlements, higher insurance recoveries, and lower net interest expense, partially offset by higher net foreign exchange losses.

Business Segments

Pharmaceuticals

Sales for the Pharmaceuticals segment in the three months ended June 30, 2004 increased 6%, including a 4% favorable foreign exchange impact, to $3,831 million from $3,631 million in 2003. Domestic pharmaceutical sales increased 1% to $2,071 million in the second quarter of 2004 from $2,049 million in 2003. This increase is primarily due to increased sales of PLAVIX* and AVAPRO*/AVALIDE*, continuing growth in ABILIFY* and REYATAZ, which were launched in the fourth quarter of 2002 and third quarter of 2003, respectively, and the launch of ERBITUX* in February 2004. This growth was partially offset by declining sales of GLUCOVANCE*, GLUCHOPHAGE* XR and MONOPRIL due to exclusivity losses, PRAVACHOL due to a decline in market share, as well as ZERIT, COUMADIN and SERZONE. U.S. pharmaceutical sales were also affected by the impact of the reduction in U.S. wholesaler inventory levels in the quarter, now estimated to have declined to approximately 3 weeks’ supply on hand.

International sales for the Pharmaceuticals segment increased 11% to $1,760 million in 2004, including an 8% favorable foreign exchange impact, from $1,582 million in 2003. Sales in Europe increased 13%, including a 10% favorable foreign exchange impact, primarily due to the launch of REYATAZ and growth in PLAVIX*, partially offset by declines in TAXOL due to generic competition. Japan realized sales growth of 14% primarily as a result of favorable foreign exchange.

Sales of selected products in the second quarter of 2004 were as follows:

•	Total revenue for ABILIFY* which is primarily alliance revenue for the Company’s 65% share of net sales in co-promotion countries with Otsuka Pharmaceutical Co. Ltd. (Otsuka), increased 88% to $122 million from $65 million in 2003. The antipsychotic agent, used for treatment of schizophrenia, was introduced in the U.S. in November 2002 and has achieved a weekly new prescription share of the U.S. antipsychotic market of approximately 9%. The Company and Otsuka received an approvable letter for a Supplemental New Drug Application (sNDA) for ABILIFY* for the treatment of acute mania in patients with bipolar disorder. An sNDA for bipolar maintenance was also submitted to the U.S. Food and Drug Administration (FDA) early this year. In June 2004, the European Commission granted marketing authorization for ABILIFY*. Market exclusivity for ABILIFY* is expected to expire in 2009 in the U.S. (and may be extended until 2014 if a pending statutory term extension is granted). Market exclusivity for ABILIFY* is expected to expire in 2009 for major markets in the EU (but may be extended until 2014 if supplementary protection certificates are issued). In addition, the pre-clinical and clinical data supporting ABILIFY* have ten years of regulatory data protection/data exclusivity in the EU through June 2014. The Company will copromote ABILIFY* with Otsuka in several European countries (the United Kingdom, France, Germany and Spain) and has exclusive rights in a number of countries in Europe, the Americas and Asia. The Company’s right to market ABILIFY* expires in November 2012 in the U.S. and Puerto Rico and, for the countries in the EU where the Company has the exclusive right to market ABILIFY* in June 2014.

•	ERBITUX*, an injection used in combination with irinotecan in the treatment of patients with Epidermal Growth Factor Receptor (EGFR)-expressing metastatic colorectal cancer who are refractory to irinotecan-based chemotherapy and for use as a single agent in the treatment of patients with EGFR-expressing metastatic colorectal cancer who are intolerant to irinotecan-based chemotherapy, was approved by the FDA in February 2004. Sales for the second quarter were $72 million. A patent relating to combination therapy with ERBITUX* expires in September 2018 in the U.S. and Japan. The Company does not, but others do, market ERBITUX* in countries in the EU.

•	Sales of PLAVIX*, a platelet aggregation inhibitor, increased 38%, including a 2% favorable foreign exchange impact, to $769 million in 2004 from $557 million in 2003. Domestic sales of PLAVIX* increased 38% to $651 million in 2004 from $472 million in 2003 primarily due to strong prescription growth. Sales of AVAPRO*/AVALIDE*, an angiotensin II receptor blocker for the treatment of hypertension, increased 37%, including a 5% favorable foreign exchange impact, to $233 million in 2004 from $170 million in 2003 due to strong prescription growth and lower sales in the second quarter of

2003. PLAVIX* and AVAPRO*/AVALIDE* are cardiovascular products launched from the alliance between the Company and Sanofi. Market exclusivity for AVAPRO*/AVALIDE* (known in the EU as APROVEL/KARVEA) is expected to expire in 2011 in the U.S. and 2012 in countries in the EU; AVAPRO*/AVALIDE* is not currently marketed in Japan. Statements on exclusivity are subject to any adverse determination that may occur with respect to the PLAVIX* patent litigation. For additional information on the PLAVIX* patent litigation, see “Item 1. Financial Statements—Note 15. Legal Proceedings and Contingencies.”

•	Worldwide sales of the PRAVACHOL franchise (PRAVACHOL), the Company’s cholesterol-lowering agent, decreased 6%, including a 5% favorable foreign exchange impact, to $656 million in 2004 from $698 million in 2003. PRAVACHOL sales in the U.S. were $326 million compared to $397 million in the prior year, largely due to increased competition from established brands and new entrants and a reduction in U.S. wholesaler inventory levels in the quarter. Total U.S. prescriptions decreased 9%. International sales increased 10%, including a 12% favorable foreign exchange impact to $330 million. Market exclusivity for PRAVACHOL is expected to expire in 2006 in the U.S. and between 2002 and 2007 in countries in the EU. The Company does not (but Sankyo does) market pravastatin in Japan.

•	Sales of TAXOL, which are almost exclusively international, and PARAPLATIN, the Company’s leading anti-cancer agents, were $249 million and $241 million, respectively, compared to $248 million and $247 million, respectively, in 2003. International sales of TAXOL increased 11%, including a 9% favorable foreign exchange impact, to $248 million from $223 million in 2003. Generic competition for TAXOL in the major European markets began in the second quarter and is anticipated to increase in the third quarter of 2004. Domestic sales of TAXOL decreased 96% to $1 million from $25 million in 2003, due to generic competition. PARAPLATIN sales decreased by 2%. Market exclusivity for TAXOL expired in 2002 in the U.S., in 2003 in the EU and is expected to expire between 2003 and 2013 in Japan. Market exclusivity for PARAPLATIN expires in the U.S. in October 2004. Market exclusivity for PARAPLATIN expired in 2000 in the EU and in 1998 in Japan. For additional information on PARAPLATIN market exclusivity, see “Item 1. Financial Statements—Note 15. Legal Proceedings and Contingencies.”

•	Sales of the GLUCOPHAGE* franchise decreased 67% to $79 million in 2004 from $240 million in 2003 due to generic competition. GLUCOPHAGE*IR sales decreased 54% to $12 million in 2004 from $26 million in 2003 while GLUCOVANCE* sales decreased 59% to $47 million in 2004 from $116 million in 2003. GLUCOPHAGE*XR Extended Release tablets sales decreased 90% to $10 million in 2004 from $102 million in 2003.

•	Sales of SUSTIVA, a non-nucleoside reverse transcriptase inhibitor for the treatment of HIV/AIDS, decreased 4%, including a 4% favorable foreign exchange impact, to $153 million in 2004 from $160 million in 2003, primarily due to an increase in Medicaid rebates and returns in the U.S. Market exclusivity for SUSTIVA is expected to expire in 2013 in the U.S. and in countries in the EU. The Company does not (but others do) market SUSTIVA in Japan.

•	Sales for REYATAZ, a protease inhibitor for the treatment of HIV/AIDS launched in the U.S. in the third quarter of 2003 and in Europe in the second quarter of 2004, were $85 million. REYATAZ has achieved a weekly new prescription share of the U.S. protease inhibitors market of approximately 23%, and $20 million in international sales. Market exclusivity for REYATAZ is expected to expire in 2017 in the U.S., in countries in the EU and Japan.

•	Sales of VIDEX/VIDEX EC decreased 1% to $69 million from $70 million in 2003, mainly due to a decrease in domestic sales, offset by a 5% favorable foreign exchange impact. The Company has a licensing arrangement with the U.S. Government for VIDEX/VIDEX EC, which by its terms became non-exclusive in 2001. The U.S. Government’s method of use patent expires in 2007 in the U.S. (which includes an earned pediatric extension) and in Japan, and between 2006 and 2009 in countries in the EU. Because the license to the Company is non-exclusive, the U.S. Government can issue licenses to competitors at any time. With respect to VIDEX/VIDEX EC, the Company has patents covering a reduced mass formulation of VIDEX/VIDEX EC that expire in 2012 in the U.S., the EU and Japan. However, these patents apply only to the type of reduced mass formulation specified in the patent. Other reduced mass formulations may exist. There is currently no issued patent covering the VIDEX EC formulation. For additional information on the VIDEX/VIDEX EC patent challenge, see “Item 1. Financial Statements—Note 15. Legal Proceedings and Contingencies.”

•	Sales of ZERIT, an antiretroviral agent, were $78 million in 2004, a decrease of 20%, including a 3% favorable foreign exchange impact, from $98 million in 2003. Market exclusivity for ZERIT is expected to expire in 2008 in the U.S., between 2007 and 2011 in countries in the EU and 2008 in Japan.

In most instances, the basic exclusivity loss date indicated above is the expiration date of the patent that claims the active ingredient of the drug or the method of using the drug for the approved indication. In some instances, the basic exclusivity loss date indicated is the expiration date of the data exclusivity period. In situations where there is only data exclusivity without patent protection, a competitor could seek regulatory approval by submitting its own clinical trial data to obtain marketing approval. The Company assesses the market exclusivity period for each of its products on a case-by-case basis. The length of market exclusivity for any of the Company’s products is difficult to predict with certainty because of the complex interaction between patent and regulatory forms of exclusivity and other factors. There can be no assurance that a particular product will enjoy market exclusivity for the full period of time that the Company currently anticipates. For further discussion of market exclusivity, including a chart showing net sales of key products together with the year in which basic exclusivity loss occurred or is expected to occur in the U.S., the EU and Japan, see “Item 1. Business—Products” and “—Intellectual Property and Product Exclusivity” in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2003.

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

	Three Months Ended June 30, 2004		Three Months Ended June 30, 2003
	% Change in U.S. Net Sales(a)	% Change in Total U.S. Prescriptions(b)	% Change in U.S. Net Sales(a)	% Change in Total U.S. Prescriptions(b)
	(unaudited)
PLAVIX*	38	25	30	28
PRAVACHOL	(18)	(9)	82	2
AVAPRO*/AVALIDE*	48	15	(4)	13
SUSTIVA	(14)	5	67	18
ABILIFY* (total revenue)	86	117	—	—
MONOPRIL	(73)	(78)	188	(15)
GLUCOVANCE*	(60)	(38)	124	4
GLUCOPHAGE*XR	(91)	(78)	29	—
ZERIT	(24)	(28)	(13)	(25)
CEFZIL	(24)	(29)	179	(2)
COUMADIN	(20)	(19)	28	(15)
VIDEX/VIDEX EC	(17)	(1)	12	1

(a)	Reflects change in net sales in dollar terms, compared with the same period in the prior year, including change in average selling prices and wholesaler buying patterns.
(b)	Reflects change in total prescriptions in unit terms, compared with the same period in the prior year, based on third-party data.

Earnings before minority interest and income taxes for the Pharmaceuticals segment increased to $1,127 million in the second quarter of 2004 from $1,089 million in 2003. The increase in earnings before minority interest and income taxes was driven by higher sales, mostly offset by gross margin erosion due to generic competition and product mix, additional sales representatives supporting ABILIFY*, higher spending in research and development and litigation settlement income in 2003.

Oncology Therapeutics Network

Sales by OTN, a specialty distributor of third-party anti-cancer medicines and related products, increased 9% to $611 million in 2004 from $558 million in 2003. The lower growth rate compared to previous quarters was due to competitive pricing pressures.

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

Earnings before minority interest and income taxes increased to $6 million in the second quarter of 2004 from $5 million in 2003.

Nutritionals

Sales for the Nutritionals segment decreased 2%, with no foreign exchange impact, to $510 million for the three months ended June 30, 2004 compared to sales of $521 million in 2003. International sales increased 9%, with no foreign exchange impact, while U.S. sales decreased 11%, mainly due to the negative impact of the divestiture of the Adult Nutritional business.

Excluding the impact from the sale of the Adult Nutritional business, U.S. sales increased 3% while international sales increased 13%. Mead Johnson continues to be the leader in the U.S. infant formula market.

Earnings before minority interest and income taxes for the Nutritionals segment increased to $162 million in 2004 from $144 million in 2003, driven by increased global infant formula sales, price increase in the infant formula line, favorable manufacturing variances and tight operating expense management.

Other Healthcare

Sales in the Other Healthcare segment increased 14%, including a 4% favorable foreign exchange impact, to $478 million in 2004 from $419 million in 2003. The Other Healthcare segment is comprised of the ConvaTec, Medical Imaging and Consumer Medicines (United States and Japan) businesses.

•	ConvaTec sales for the three months ended June 30, 2004 increased 16%, including a 7% favorable foreign exchange impact, to $234 million from $202 million in 2003. Sales of ostomy products increased 9% to $137 million in 2004 compared to prior year sales of $126 million. Sales of modern wound therapeutics products increased 29% to $94 million in 2004 compared to prior year sales of $73 million primarily due to the growth of the wound therapeutics market.

•	Medical Imaging sales for the three months ended June 30, 2004, increased 17%, including a 1% favorable foreign exchange impact, to $151 million from $129 million in 2003. The increase in Medical Imaging sales was primarily due to a 22% increase in CARDIOLITE sales to $105 million in 2004 from $86 million in 2003. This increase was primarily due to the growth in the U.S. myocardial perfusion imaging market.

•	Consumer Medicines sales for the three months ended June 30, 2004 increased 6% to $93 million from $88 million in 2003, including a 2% favorable foreign exchange impact, primarily due to strong domestic sales.

Earnings before minority interest and income taxes for the Other Healthcare segment increased to $167 million in 2004 from $109 million in 2003 primarily due to sales growth across all businesses and favorable pricing and product mix.

Six Months Results of Operations

Net Sales

Worldwide sales for the first six months of 2004 increased 8% to $10,611 million from $9,857 million in 2003. The increase in sales in the first six months of 2004 is driven by a 4% increase in volume and a 4% favorable impact from foreign exchange rate fluctuations. U.S. sales increased 4% to $6,336 million in 2004 from $6,096 million in 2003, international sales increased 14%, including an 11% favorable foreign exchange impact, to $4,275 million in 2004 from $3,761 million in 2003. In general, the Company’s business is not seasonal. For information on U.S. pharmaceuticals prescriber demand, reference is made to the table within Business Segments under the Pharmaceuticals section below, which sets forth a comparison of changes in net sales to the estimated total prescription growth (for both retail and mail order customers) for certain of the Company’s primary care pharmaceutical products.

Earnings

In the first six months of 2004, earnings before minority interest and income taxes decreased 7% to $2,244 million from $2,410 million in 2003. The decrease was principally due to a $455 million increase in reserves primarily for liabilities related to previously disclosed legal matters and product liability, the write-off of in-process research and development of $62 million related to the acquisition of Acordis, partially offset by a pre-tax gain of $313 million on the sale of the Mead Johnson Adult Nutritional business. In addition, the decrease in 2004 was also due to increases in cost of products sold as a result of a change in product mix and products losing exclusivity, partially offset by higher sales. Net earnings in the first six months of 2004 decreased 12% to $1,491 million compared to $1,694 million in 2003. The effective income tax rate on earnings before minority interest and income taxes was 23.1% in the first six months of 2004 compared with 24.0% in 2003. The effective tax rate was affected by the increase in litigation reserves, partially offset by the gain on sale of the Adult Nutritional business. In 2004, basic earnings per share decreased 13% to $.77 from $.88 in 2003, while diluted earnings per share also decreased 13% to $.76 from $.87 in 2003. Basic and diluted average shares outstanding for the first six months of 2004 were 1,940 million and 1,976 million, respectively, compared to 1,936 million and 1,941 million, respectively, in 2003.

During the six months ended June 30, 2004 and 2003, the Company recorded several (income)/expense items that affected the comparability of results of the periods presented herein, which are set forth in the following tables. For a discussion of these items, see “Item 1. Financial Statements “—Note 3. Restructuring and Other Items”, “—Note 4. Acquisitions and Divestitures” and “—Note 15. Legal Proceedings and Contingencies”.

Six Months Ended June 30, 2004

	Cost of Products Sold	Research and Development	Acquired In- process Research and Development	Gain on Sale of Business	Provision for Restructuring and Other Items, net	Litigation settlement expense/ (income)	Other Expense, net	Total
	(dollars in millions)
Litigation Matters:
Private litigation and governmental investigations (a)	$—	$—	$—	$—	$—	$320	$—	$320
Product liability	75	—	—	—	—	—	—	75
Pharmaceutical pricing and sales litigation (b)	—	—	—	—	—	34	—	34
Commercial litigation	26	—	—	—	—	—	—	26
Anti-trust litigation	—	—	—	—	—	25	—	25
Product liability insurance recovery	(25)	—	—	—	—	—	—	(25)

	76	—	—	—	—	379		455
Other:
Gain on sale of Adult Nutritional business	—	—	—	(313)	—	—	—	(313)
Accelerated depreciation	23	—	—	—	—	—	4	27
Downsizing and streamlining of worldwide operations	1	—	—	—	18	—	—	19
Milestone payment	—	30	—	—	—	—	—	30
Acordis IPR&D write-off	—	—	62	—	—	—	—	62

	$100	$30	$62	$(313)	$18	$379	$4	280

Income taxes on items above								(55)

								$225

(a)	Relates to wholesaler inventory and accounting matters consisting of $300 million disclosed by the Company in June 2004 and an additional $20 million. This $320 million is incremental to the $150 million recorded in 2003, bringing the total reserve to $470 million.
(b)	Incremental to the $100 million reserve recorded by the Company in 2003, bringing the total reserve to $134 million.

Six Months Ended June 30, 2003

	Cost of Products Sold	Provision for Restructuring and Other Items, net	Litigation settlement expense/(income)	Total
	(dollars in millions)
Litigation Matters:
Patent defense cost reimbursement and litigation settlement income	$—	$—	$(78)	$(78)
TAXOL / BUSPAR litigation settlement expense	—	—	16	16

	—	—	(62)	(62)
Other:
Accelerated depreciation and asset impairment charges	25	—	—	25
Termination benefits and other exit costs	—	25	—	25
Relocation and retention	—	5	—	5
Change in estimates	—	(25)	—	(25)

	$25	$5	$(62)	(32)

Income taxes on items above				18

				$(14)

Gross margin percentages were 62.4% and 63.9% for the six months ended June 30, 2004 and 2003, respectively. Gross margins were negatively impacted in 2004 due to increased sales of lower-margin products in the OTN segment, unfavorable mix and exclusivity losses in the U.S. pharmaceuticals business, and product liability related to SERZONE.

The effective income tax rate on earnings before minority interest and income taxes was 23.1% for the six months ended June 30, 2004 and 24.0% for the six months ended June 30, 2003. The effective tax rate was affected by the increase in litigation reserves, partially offset by the gain on sale of the Adult Nutritional business.

Expenses

Total costs and expenses, excluding gain on sale of business, as a percentage of sales, were 81.8% in the first six months of 2004 compared to 75.6% in 2003.

Cost of products sold, as a percentage of sales, increased to 37.6% in 2004 from 36.1% in 2003. This increase is primarily due to a $75 million increase in product liability reserve, as well as increased sales of lower margin products from OTN and the unfavorable impact of U.S. Pharmaceuticals sales mix. Cost of products sold also included $26 million of commercial litigation expense, $25 million of product liability insurance recovery and $24 million which consisted primarily of accelerated depreciation in 2004, and in 2003, an $11 million charge for asset impairments and $14 million of accelerated depreciation related to the closure of manufacturing facilities in North America expected to be completed by the end of 2006.

Marketing, selling, and administrative expenses increased 9% to $2,446 million in 2004 from $2,247 million in 2003. As a percentage of sales, marketing, selling and administrative expenses increased to 23.1% in the first six months of 2004 from 22.8% in 2003. The increase was primarily driven by increased sales and marketing support for in-line products and franchises, including additional sales representatives supporting ABILIFY*. In addition, the increase was also related to costs associated with the compliance with the Sarbanes-Oxley Act of 2002 and unfavorable foreign exchange driven by the strengthening of the euro.

Expenditures for advertising and promotion in support of new and existing products were $662 in 2004 compared with $669 million in 2003, reflecting increased spending on new products including ABILIFY*, ERBITUX* and REYATAZ offset by lower spending on in-line and non-exclusive products.

Research and development expenditures increased 21% to $1,208 million in 2004 from $999 million in 2003. Pharmaceutical research and development spending increased 18% from the prior year and, as a percentage of pharmaceutical sales, was 14.7% in the first six months of 2004 compared to 13.5% in the first six months of 2003. This increase is primarily due to higher spending on new development projects, including new alliances and investments in the area of biologics, partially offset by Merck’s share of codevelopment costs related to muraglitazar. The increase also reflects the Company’s strategic focus on ten disease areas – oncology, HIV/AIDS, psychiatric disorders, atherosclerosis/thrombosis, diabetes, Alzheimer’s disease, hepatitis, obesity, rheumatoid arthritis and solid organ transplantation.

Acquired in-process research and development of $62 million relates to the purchase of Acordis, a U.K. based company which is expected to strengthen the Company’s leadership position in wound therapies.

Restructuring programs were implemented in the first six months of 2004 to downsize and streamline worldwide operations. The programs include costs for the termination of approximately 210 selling, administrative and manufacturing employees primarily in the Pharmaceuticals segment. As a result of these actions, the Company expects the annual benefit to earnings before minority interest and income taxes to be approximately $17 million in future periods. The Company expects to substantially complete these activities by late 2004. For additional information on restructuring, see “Item 1. Financial Statements—Note 3. Restructuring and Other Items.”

Litigation settlement expense/(income) were $379 million of expense in 2004 and $62 million of income in 2003. The $379 million of expense in 2004 consisted of $320 million related to private litigation and governmental investigations related to wholesaler inventory issues and accounting matters, $25 million related to the PLATINOL litigation settlement and $34 million related to pharmaceutical pricing and sales and practices. The $62 million of income in 2003 consisted of $30 million income for patent defense cost reimbursement, $27 million in litigation settlement income, $21 million from the settlement of the anti-trust litigation involving vitamin manufacturers offset by $16 million in TAXOL/BUSPAR litigation settlement expense. For additional information on litigation, see “Item 1. Financial Statements—Note 15. Legal Proceedings and Contingencies.”

Gain on sale of business of $313 million in 2004 relates to the sale of the Mead Johnson Adult Nutritional business. The Company expects to record future adjustments to the gain upon the satisfaction of the contractual requirements and other post-closing matters. For additional information on the sale of the Adult Nutritional business, see “Item 1. Financial Statements—Note 4. Acquisitions and Divestitures.”

Equity in net income of affiliates for the first six months of 2004 and 2003 was $134 million and $70 million, respectively. Equity in net income of affiliates principally related to the Company’s joint venture with Sanofi and investment in ImClone. In 2004, the increase in equity in net income of affiliates primarily relates to higher net income in both the Sanofi joint venture and ImClone. For additional information on equity in net income of affiliates, see “Item 1. Financial Statements—Note 2. Alliances and Investments.”

Other expense, net was $45 million in the first six months of 2004 compared to $98 million in the first six months of 2003. Other expense, net, includes interest expense, interest income, foreign exchange gains and losses, income from contract manufacturing, royalty income, and gains and losses on disposal of property, plant and equipment. The favorability was primarily due to higher income from third party manufacturing, lower litigation settlements, higher insurance recoveries and lower net interest expense, partially offset by higher net foreign exchange losses.

Business Segments

Pharmaceuticals

Sales for the Pharmaceuticals segment in the six months ended June 30, 2004 increased 8%, including a 5% favorable foreign exchange impact, to $7,522 million from $6,996 million in 2003. Domestic pharmaceutical sales increased 2% to $4,037 million in the first six months of 2004 from $3,963 million in 2003. This increase is primarily due to increased sales of PLAVIX*, AVAPRO*/AVALIDE*, PARAPLATIN, continuing growth in ABILIFY* and REYATAZ, which were launched in the fourth quarter of 2002 and third quarter of 2003, respectively, and the launch of ERBITUX* in February 2004. This growth was partially offset by declining sales of GLUCOVANCE*, GLUCHOPHAGE* XR and MONOPRIL due to lost exclusivity, CEFZIL and TEQUIN due to a weak flu season, PRAVACHOL due to a decline in market share, as well as ZERIT, COUMADIN and SERZONE. The Company recorded sales adjustments of $19 million for rebate claims from prior years by certain states, primarily in relation to Medicaid utilization of oncology products that states had not previously reported to the Company. The potential amount of such claims from other states cannot reasonably be estimated at this time.

International sales for the Pharmaceuticals segment increased 15% to $3,485 million in 2004, including an 11% favorable foreign exchange impact, from $3,033 million in 2003. Sales in Europe increased 17%, including a 14% favorable foreign exchange impact, partially offset by price declines in Germany, Italy and Spain. Japan realized sales growth of 14% primarily as a result of favorable foreign exchange. The growth was driven by PRAVACHOL, AVAPRO*/AVALIDE*, PLAVIX*, SUSTIVA, the European launch of REYATAZ, analgesics in Europe and TAXOL in Japan.

Sales of selected products in the first six months of 2004 were as follows:

•	Total revenue for ABILIFY* increased 132% to $237 million from $102 million in 2003.

•	Introductory sales of ERBITUX* for the first six months were $89 million.

•	Sales of PLAVIX* increased 52%, including a 3% favorable foreign exchange impact, to $1,466 million in 2004 from $965 million in 2003. Domestic sales of PLAVIX* increased 53% to $1,236 million in 2004 from $807 million in 2003 primarily due to strong prescription growth and the effect of the declines in wholesaler inventories in the first three months of 2003. Sales of AVAPRO*/AVALIDE* increased 25%, including a 6% favorable foreign exchange impact, to $430 million in 2004 from $345 million in 2003. PLAVIX* and AVAPRO*/AVALIDE* are cardiovascular products launched from the alliance between the Company and Sanofi.

•	Worldwide sales of PRAVACHOL increased 1%, including a 6% favorable foreign exchange impact, to $1,327 million in 2004 from $1,311 million in 2003, largely due to stronger sales in Europe. PRAVACHOL sales in the U.S. were $669 million compared with the prior year at $739 million.

•	Sales of TAXOL and PARAPLATIN were $492 million and $469 million, respectively, compared to $457 million and $456 million, respectively in 2003. International sales of TAXOL increased 15%, including favorable foreign exchange effect of 13%, to $477 million from $415 million in 2003, led by sales growth in Japan. Generic competition in the major European markets began in the second quarter and is anticipated to increase in the third quarter of 2004. Domestic sales of TAXOL decreased 64% to $15 million from $42 million in 2003, due to generic competition. PARAPLATIN sales increased by 3% driven by sales in the United States.

•	Sales of the GLUCOPHAGE* franchise decreased 51% to $240 million in 2004 from $487 million in 2003 due to generic competition. GLUCOPHAGE*IR sales decreased 32% to $43 million in 2004 from $63 million in 2003 while GLUCOVANCE* sales decreased 33% to $149 million in 2004 from $224 million in 2003. GLUCOPHAGE*XR Extended Release tablets sales decreased 86% to $29 million in 2004 from $203 million in 2003.

•	Sales of SUSTIVA decreased 6%, including a 5% favorable foreign exchange impact, to $292 million in 2004 from $310 million in 2003, primarily due to an increase in Medicaid rebates and returns in the U.S.

•	Sales for REYATAZ were $160 million. REYATAZ has achieved a weekly new prescription share of the U.S. protease inhibitors market of approximately 23%.

•	Sales of VIDEX/VIDEX EC decreased 1% to $140 million from $142 million in 2003, mainly due to a decrease in domestic sales, offset by a 7% favorable foreign exchange impact.

•	Sales of ZERIT were $136 million in 2004, a decrease of 36%, including a 4% favorable foreign exchange impact, from $213 million in 2003.

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

	Six Months Ended June 30, 2004		Six Months Ended June 30, 2003
	% Change in U.S. Net Sales(a)	% Change in Total U.S. Prescriptions(b)	% Change in U.S. Net Sales(a)	% Change in Total U.S. Prescriptions(b)
	(unaudited)
PLAVIX*	53	28	4	29
PRAVACHOL	(9)	(5)	34	1
AVAPRO*/AVALIDE*	21	16	7	14
SUSTIVA	(21)	6	31	19
ABILIFY* (total revenue)	130	163	—	—
MONOPRIL	(89)	(74)	(5)	(14)
GLUCOVANCE*	(34)	(19)	107	7
GLUCOPHAGE*XR	(86)	(74)	29	3
ZERIT	(54)	(29)	5	(22)
CEFZIL	(44)	(28)	37	(6)
COUMADIN	(41)	(18)	20	(15)
VIDEX/VIDEX EC	(17)	(1)	3	3

(a)	Reflects change in net sales in dollar terms, compared with the same period in the prior year, including change in average selling prices and wholesaler buying patterns.
(b)	Reflects change in total prescriptions in unit terms, compared with the same period in the prior year, based on third-party data.

Earnings before minority interest and income taxes for the Pharmaceuticals segment increased to $2,162 million in the first six months of 2004 from $2,113 million in 2003. The increase in earnings before minority interest and income taxes was driven by higher sales, mostly offset by gross margin erosion due to generic competition and product mix, additional sales representatives supporting ABILIFY*, higher spending in research and development, higher non-clinical grants and litigation settlement income in 2003.

Oncology Therapeutics Network

Sales by OTN, a specialty distributor of third-party anti-cancer medicines and related products, increased 8% to $1,166 million in 2004 from $1,078 million in 2003. The lower growth rate was due to competitive pricing pressures.

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

Earnings before minority interest and income taxes increased to $11 million in the first six months of 2004 from $8 million in 2003.

Nutritionals

Sales for the Nutritionals segment increased 3%, with no foreign exchange impact, to $1,012 million for the six months ended June 30, 2004 compared to sales of $979 million in 2003. International sales increased 10%, including a 1% favorable foreign exchange impact, and U.S. sales decreased 2%. Mead Johnson continues to be the leader in the U.S. infant formula market. ENFAMIL, the Company’s largest-selling infant formula, had sales of $432 million in 2004 from $398 million in 2003, an increase of 9% from the prior year. This increase is primarily due to higher worldwide demand of infant formula containing DHA/ARA. Sales of ENFAGROW, a children’s nutritional supplement, increased 16% to $92 million in 2004 from $79 million in 2003. The strong infant formula sales were partially offset by lower adult nutritional products due to the divestiture of the Adult Nutritional business in February 2004.

Earnings before minority interest and income taxes for the Nutritionals segment increased to $340 million in 2004 from $244 million in 2003, driven by increased global infant formula sales, price increase in the infant formula line, favorable manufacturing variances and tight operating expense management.

Other Healthcare

Sales in the Other Healthcare segment increased 13%, including a 5% favorable foreign exchange impact, to $911 million in 2004 from $804 million in 2003. The Other Healthcare segment is comprised of the ConvaTec, Medical Imaging and Consumer Medicines (United States and Japan) businesses.

•	ConvaTec sales for the six months ended June 30, 2004 increased 18%, including a 9% favorable foreign exchange impact, to $451 million from $383 million in 2003. Sales of ostomy products increased 11% to $264 million in 2004 compared to prior year sales of $237 million. Sales of modern wound therapeutics products increased 28% to $181 million in 2004 compared to prior year sales of $141 million primarily due to the growth of the wound therapeutics market.

•	Medical Imaging sales for the six months ended June 30, 2004, increased 16%, including a 1% favorable foreign exchange impact, to $290 million from $250 million in 2003. The increase in Medical Imaging sales was primarily due to a 22% increase in CARDIOLITE sales to $197 million in 2004 from $161 million in 2003. This increase was primarily due to a change in the timing of revenue recognition as a result of new distribution agreements entered into in January 2004, and the growth in the U.S. myocardial perfusion imaging market.

•	Consumer Medicines sales for the six months ended June 30, 2004 decreased 1% to $170 million from $171 million in 2003, including a 3% favorable foreign exchange impact, primarily due to lower sales of BUFFERIN, mostly offset by increased sales in EXCEDRIN and other over-the-counter medication.

Earnings before minority interest and income taxes for the Other Healthcare segment increased to $285 million in 2004 from $183 million in 2003 primarily due to sales growth in the ConvaTec and Medical Imaging businesses, in addition to favorable pricing and product mix.

Developments

In April 2004, the Company entered into a collaboration agreement with Merck & Co., Inc. (Merck) for worldwide codevelopment and copromotion for muraglitazar, the Company’s dual PPAR (peroxisome proliferator activated receptor) agonist, currently in Phase III clinical development for use in treating Type 2 diabetes. Under the terms of the agreement, the Company received a $100 million upfront payment in May 2004, and is entitled to receive $275 million in additional payments upon the achievement of certain regulatory milestones. The Company and Merck will jointly develop the clinical and marketing strategy for muraglitazar, share equally in future development and commercialization costs and copromote the product to physicians on a global basis, with Merck to receive payments based on net sales levels. As announced previously, an NDA for muraglitazar is expected to be submitted to the FDA within the next six months for U.S. regulatory approval.

In February 2004, the FDA approved the Biologics License Application (BLA) for ERBITUX*, the anticancer agent that the Company is developing in partnership with ImClone. ERBITUX* Injection is for use in combination with irinotecan in the treatment of patients with EGFR-expressing, metastatic colorectal cancer who are refractory to irinotecan-based chemotherapy and for use as a single agent in the treatment of patients with EGFR-expressing, metastatic colorectal cancer who are intolerant to irinotecan-based chemotherapy. In accordance with the agreement, the Company paid ImClone $250 million in March 2004 as a milestone payment for the approval of ERBITUX* by the FDA. An additional $250 million is payable upon FDA approval for use in treating an additional tumor type. Sales recorded for ERBITUX* were $89 million since its approval by the FDA in February 2004.

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

In June 2004, the FDA approved ImClone’s Chemistry, Manufacturing and Controls supplemental BLA for licensure of its BB36 manufacturing facility for ERBITUX*.

In April, 2004, the Company and Pierre Fabre Medicament S.A. (Pierre Fabre), entered into an agreement to develop and commercialize JAVLOR* (vinflunine), a novel investigational anti-cancer agent. JAVLOR* is currently in Phase III clinical trials in Europe for the treatment of bladder and non-small cell lung cancer, and Phase II clinical trials in breast and ovarian cancer. Under the terms of the agreement, the Company will receive an exclusive license to JAVLOR* in the United States, Canada, Japan, Korea, and select Southeast Asian markets. Pierre Fabre will be responsible for the development and marketing of JAVLOR* in all other countries, including Europe. The agreement has been cleared under the Hart Scott Rodino Act. Under the agreement, the Company made and expensed an upfront payment of $25 million in the second quarter of 2004, with the potential for an additional $185 million in milestone payments over time.

In April 2004, the Company announced the completion of the acquisition of Acordis, a privately held company based in the U.K. that licenses patent rights and supplies materials to ConvaTec for its Wound Therapeutics line. The newly acquired business will be incorporated as part of the Company’s ConvaTec division. This acquisition will enable ConvaTec to strengthen its position in the field of wound care management and continue to provide new treatment options for patients with acute or chronic wound care needs.

In March 2004, the Company announced that its Medical Imaging business entered into an agreement with Kereos, Inc. (Kereos) for the development and commercialization of novel molecular imaging agents. Under the terms of the agreement, the companies will work together to develop molecular imaging agents for cardiovascular diseases and cancer using Kereos’ core technology. Medical Imaging has obtained exclusive worldwide rights to develop and commercialize select cardiovascular molecular imaging agents for magnetic resonance imaging (MRI). Kereos has obtained exclusive worldwide rights to use a family of Medical Imaging targeting molecules with Kereos’ core technology to develop and commercialize molecular cancer imaging agents and targeted therapeutics, including KI-001—Kereos’ lead candidate for early MRI detection of tumors.

In April 2004, the Company announced the creation within the Pharmaceutical Research Institute (PRI) of the Development Center of Excellence, which is intended to combine the pharmaceutical development and related manufacturing activities of PRI and Technical Operations in a single unit, with significant cost savings. Steps to implement the changes are under review.

In February 2004, Mead Johnson, a wholly owned subsidiary of the Company, completed the sale of its Adult Nutritional business, brands, trademarks, patents and intellectual property rights to Novartis for $385 million, including $20 million contingent on contractual requirements and a $22 million upfront payment for a supply agreement. As a result of this transaction, the Company recorded a pre-tax gain of $313 million in the first six months of 2004. The Company will record future adjustments to the gain upon the satisfaction of the contractual requirements and other post-closing matters. In 2003, adult nutritional products recorded sales of over $200 million.

In May 2004, the Company entered into a worldwide codevelopment and cocommercialization agreement with Solvay Pharmaceuticals (Solvay) to codevelop and copromote the investigational compound SLV319 which is currently in Phase I development with potential for use in treating obesity and other metabolic disorders. The Company may also elect to develop and market two additional investigational compounds selected from Solvay’s pool of eligible compounds. The Company paid Solvay an upfront milestone payment of $10 million in July 2004, which will be expensed as research and development. Further milestone payments are expected to be made upon the successful outcome of certain development and regulatory stages.

In June 2004, the Company and Otsuka announced that the European Commission has granted marketing authorization for ABILIFY* (aripiprazole), an antipsychotic medication, for the treatment of schizophrenia. Otsuka Pharmaceutical Europe Ltd., the London subsidiary of Otsuka, holds the marketing authorization for ABILIFY* in Europe. The Company and Otsuka will copromote ABILIFY* in several European countries.

Financial Position, Liquidity and Capital Resources

Cash, cash equivalents and marketable debt securities totaled approximately $6.8 billion at June 30, 2004 compared to $5.5 billion at December 31, 2003. The Company continues to maintain a high level of working capital, which was $4.7 billion at June 30, 2004, increasing from $4.3 billion at December 31, 2003. Substantially all of such cash, cash equivalents and marketable debt securities were held by the Company’s foreign subsidiaries, which the Company does not expect to repatriate in the foreseeable future. Repatriation to the United States would require additional tax provisions not reflected in the consolidated financial statements. Due to the complexities in the tax laws and the assumptions that would have to be made, it is not practicable to estimate the amounts of the income taxes that would have to be provided. In 2004 and future periods, the Company expects cash generated by its U.S. operations, together with borrowings from the capital markets, to sufficiently cover cash needs for working capital, capital expenditures, and dividends in the United States. Cash and cash equivalents, marketable debt securities, the conversion of other working-capital items and borrowings are expected to fund near-term operations.

Cash and cash equivalents at June 30, 2004 primarily consisted of U.S. dollar denominated bank deposits with an original maturity of three months or less. Marketable securities at June 30, 2004 primarily consisted of U.S. dollar denominated floating rate instruments with an ‘AAA/aaa’ credit rating. Due to the nature of these instruments, the Company considers it reasonable to expect that their fair market values will not be significantly impacted by a change in interest rates, and that they can be liquidated for cash at short notice.

Short-term borrowings were $1,009 million at June 30, 2004, compared with $127 million at December 31, 2003, primarily as a result of the issuance of commercial paper.

Long-term debt decreased to $8.4 billion at June 30, 2004 from $8.5 billion at December 31, 2003. The Moody’s Investors Service (Moody’s) long-term and short-term credit ratings for the Company are currently A1 and Prime-1, respectively. Moody’s long-term credit rating remains on negative outlook. On March 10, 2004, Standard & Poor’s placed both the long-term AA- and the short-term A-1+ credit ratings for the Company on watch with negative implications.

Net cash provided by operating activities was $1.9 billion in the six months ended June 30, 2004 as compared to $1.3 billion in 2003. The increase in net cash provided by operating activities for 2004 is mainly attributable to litigation settlement payments of $525 million in 2003 and effective management of working capital. The significant changes in working capital between the first six months of 2004 compared to the first six months of 2003 are: receivables decreased $287 million primarily due to a withholding tax refund from the Swiss tax authority; deferred revenue on consigned inventory decreased $332 million due to the workdown of the consignment inventory in 2003; and decreases in accounts payable and accrued expenses of $587 million related to higher purchasing activities in the fourth quarter of 2003, research and development projects and royalty payments.

Net cash used in investing activities was $1,029 million in the six months ended June 30, 2004 compared to $914 million in 2003. The increase in net cash flow used in investing activities is mainly attributable to a milestone payment of $250 million to ImClone, $150 million payment for the Acordis acquisition and increased investment in marketable securities offset by $363 million cash proceeds from the sale of the Company’s Adult Nutritional business.

Net cash used in financing activities decreased by $275 million mainly attributable to an increase in short term borrowings. During the six months ended June 30, 2004 and 2003, the Company did not purchase any of its common stock.

For each of the three and six month periods ended June 30, 2004 and 2003, dividends declared per common share were $.28 and $.56, respectively. The Company paid $543 million and $1,086 million in dividends for the three and six months of 2004 and $542 million and $1,084 million for the three and six months of 2003, respectively.

Contractual Obligations

For a discussion of the Company’s contractual obligations, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2003 Form 10-K/A. In July 2004, the Company paid Schering-Plough Corporation (Schering-Plough) $70 million to reacquire Schering-Plough’s U.S. copromotion rights to TEQUIN.

Retirement Benefits

For a discussion of the Company’s retirement benefits, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2003 Form 10-K/A.

Critical Accounting Policies

For a discussion of the Company’s critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2003 Form 10-K/A.

Outlook

As previously disclosed, the Company expects substantial incremental exclusivity losses in each of 2005, 2006 and 2007 representing continuing declines in sales of the products that lost or will lose exclusivity protection in 2003 and 2004 and additional declines attributable to products that will lose exclusivity protection in 2005, 2006 and 2007. These products include GLUCOPHAGE*/GLUCOVANCE*/GLUCOPHAGE* XR in the United States (2003 to 2004), TAXOL in Europe (2003), MONOPRIL in the United States and Canada (2003), PRAVACHOL in the United States (2006) and in Europe (2002 to 2007), PARAPLATIN in the United States (2004), SERZONE in the United States (2003), MONOPRIL in Europe (2001 to 2008), ZERIT in the United States (2008) and in Europe (2007 to 2011), CEFZIL in the United States (2005) and in Europe (2004 to 2009) and VIDEX/VIDEX EC (2004 to 2009—the Company has a patent license expiring in 2007, the license became non-exclusive in 2001 though no other licenses have yet been granted). The timing and amounts of sales reductions from exclusivity losses, their realization in particular periods and the eventual levels of remaining sales revenues are uncertain and dependent on the levels of sales at the time exclusivity protection ends, the timing and degree of development of generic competition (speed of approvals, market entry and impact) and other factors.

The Company also expects to have growth opportunities during this period. These opportunities include growth from its in-line and recently launched products, primarily PLAVIX*, AVAPRO*/AVALIDE*, ABILIFY*, REYATAZ and ERBITUX* and the Company’s compounds in late stage development, subject to regulatory approval from the Food and Drug Administration, which include muraglitazar, a dual PPAR agonist for diabetes, abatacept, for rheumatoid arthritis, and entecavir, for hepatitis B. Expectations of continued sales growth are subject to the outcome of the previously disclosed PLAVIX* patent litigation, competitive factors including those relating to PRAVACHOL discussed below and risks of product development and regulatory approval.

Although anticipated sales declines due to continued exclusivity losses during those years are expected to be more or less offset by growth in sales of the Company’s in-line, recently launched and potential new products during the same period, changes in product mix will adversely impact gross margins because the products that have lost or are expected to lose exclusivity have higher margins than the products expected to increase sales. In addition, earnings will be adversely impacted by the Company’s need to invest to support the introduction of new products and the development and launch of additional new compounds.

The Company’s expectations for future sales growth described above include substantial expected increases in sales of PLAVIX*, which had net sales of approximately $2.5 billion and $1.5 billion for the 12 months ended December 31, 2003 and 6 months ended June 30, 2004, respectively, and is currently the Company’s largest product by sales. The composition of matter patent for PLAVIX*, which expires in 2011, is currently the subject of litigation in the United States. Similar proceedings involving PLAVIX* also have been instituted outside the United States. The company continues to believe that the patent is valid and that it is infringed, and with its alliance partner and patent-holder Sanofi, is vigorously pursuing these cases. It is not possible at this time reasonably to assess the outcome of these litigations, or if there were an adverse determination in these litigations, the timing of potential generic competition for PLAVIX*, However, if generic competition were to occur, the Company believes it is very unlikely to occur before sometime in 2005.

PRAVACHOL, an HMG Co-A reductase inhibitor (statin), was the Company’s largest product by net sales in 2003 ($2.8 billion). While the product has begun to lose exclusivity in some markets, between now and its anticipated loss of U.S. exclusivity in 2006, its expected rate of decline in market share could be accelerated by the recently reported results of clinical studies. Since the release of the most recent of these studies in early March 2004, PRAVACHOL has experienced a decline in U.S. prescription market share, with total U.S. prescriptions decreasing 9% in the second quarter of 2004 compared to 2003.

The Company and its subsidiaries are the subject of a number of significant pending lawsuits, claims, proceedings and investigations. It is not possible at this time reasonably to assess the final outcome of these investigations or litigations. Management continues to believe, as previously disclosed, that during the next few years, the aggregate impact, beyond current reserves, of these and other legal matters affecting the Company is reasonably likely to be material to the Company’s results of operations and cash flows, and may be material to its financial condition and liquidity. The Company’s expectations for the next several years described above do not reflect the potential impact of litigation on the Company’s results of operations.

For additional discussion of legal matters including PLAVIX* patent litigation, see “Item 8.Financial Statements and Supplementary Data-Note 22 Legal Proceedings and Contingencies” in the Company’s Form 10-K/A Annual Report for 2003. Information on the dates of expected loss of exclusivity protection and sales for the most recent year for the Company’s major products are set forth in “Item 1. Business” of the Company’s Form 10-K/A Annual Report for 2003, and interim sales information is included under “Second Quarter Business Segment Net Sales—Pharmaceuticals” above.

Cautionary Factors that May Affect Future Results

This Quarterly Report on Form 10-Q (including documents incorporated by reference) and other written and oral statements the Company makes from time to time contain certain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by the fact they use words such as “should”, “expect”, “anticipate”, “estimate”, “target”, “may”, “will”, “project”, “guidance”, “intend”, “plan”, “believe” and other words and terms of similar meaning and expression in connection with any discussion of future operating or financial performance. One can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Such forward-looking statements are based on current expectations and involve inherent risks and uncertainties, including factors that could delay, divert or change any of them, and could cause actual outcomes to differ materially from current expectations. These statements are likely to relate to, among other things, the Company’s goals, plans and projections regarding its financial position, results of operations, cash flows, market position, product development, product approvals, sales efforts, expenses, performance or results of current and anticipated products and the outcome of contingencies such as legal proceedings, and financial results, which are based on current expectations that involve inherent risks and uncertainties, including internal or external factors that could delay, divert or change any of them in the next several years.

Although it is not possible to predict or identify all factors, they may include but are not limited to the following:

•	New government laws and regulations, such as (i) health care reform initiatives in the United States at the state and federal level and in other countries; (ii) changes in the FDA and foreign regulatory approval processes that may cause delays in approving, or preventing the approval of, new products; (iii) tax changes such as the phasing out of tax benefits heretofore available in the United States and certain foreign countries; (iv) new laws, regulations and judicial decisions affecting pricing or marketing within or across jurisdictions; and (v) changes in intellectual property law.

•	Competitive factors, such as (i) new products developed by competitors that have lower prices or superior performance features or that are otherwise competitive with the Company’s current products; (ii) generic competition as the Company’s products mature and patents expire on products; (iii) technological advances and patents attained by competitors; (iv) problems with licensors, suppliers and distributors; and (v) business combinations among the Company’s competitors or major customers.

•	Difficulties and delays inherent in product development, manufacturing and sale, such as (i) products that may appear promising in development but fail to reach market or be approved for additional indications for any number of reasons, including efficacy or safety concerns, the inability to obtain necessary regulatory approvals and the difficulty or excessive cost to manufacture; (ii) failure of any of our products to achieve or maintain commercial viability; (iii) seizure or recall of products; (iv) the failure to obtain, the imposition of limitations on the use of, or loss of patent and other intellectual property rights; (v) failure of the Company or any of its vendors or suppliers to comply with Current Good Manufacturing Practices and other application regulations and quality assurance guidelines that could lead to temporary manufacturing shutdowns, product shortages and delays in product manufacturing; and (vi) other manufacturing or distribution problems.

•	Legal difficulties, including lawsuits, claims, proceedings and investigations, any of which can preclude or delay commercialization of products or adversely affect operations, profitability, liquidity or financial condition, including (i) intellectual property disputes; (ii) adverse decisions in litigation, including product liability and commercial cases; (iii) the inability to obtain adequate insurance with respect to this type of liability; (iv) recalls of pharmaceutical products or forced closings of manufacturing plants; (v) government investigations including those relating to wholesaler inventory, financial restatement and product pricing and promotion; (vi) claims asserting violations of securities, antitrust, federal and state pricing and other laws; (vii) environmental matters; and (viii) tax liabilities. There can be no assurance that there will not be an increase in scope of these matters or that any future lawsuits, claims, proceedings or investigations will not be material.

•	Increasing pricing pressures worldwide, including rules and practices of managed care groups and institutional and governmental purchasers, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical reimbursement and pricing in general.

•	Fluctuations in buying patterns and inventory levels of major distributors, retail chains and other trade buyers, which may result from seasonality, pricing, wholesaler buying decisions (including the effect of incentives offered), the Company’s wholesaler inventory management policies (including the workdown or other changes in wholesaler inventory levels) or other factors.

•	Greater than expected costs and other difficulties, including unanticipated effects and difficulties of acquisitions, dispositions and other events, including obtaining regulatory approvals in connection with evolving business strategies, legal defense costs, insurance expense, settlement costs and the risk of an adverse decision related to litigation.

•	Changes to advertising and promotional spending and other categories of spending that may affect sales.

•	Changes in product mix that may affect margins.

•	Changes in the Company’s structure, operations, revenues, costs, staffing or efficiency resulting from acquisitions, divestitures, mergers, alliances, restructurings or other strategic initiatives.

•	Economic factors over which the Company has no control such as changes of business and economic conditions including, but not limited to, changes in interest rates and fluctuation of foreign currency exchange rates.

•	Changes in business, political and economic conditions due to political or social instability, military or armed conflict, nationalization of assets, debt or payment moratoriums, other restrictions on commerce, and actual or threatened terrorist attacks in the United States or other parts of the world and related military action.

•	Changes in accounting standards promulgated by the FASB, the SEC or the AICPA, which may require adjustments to financial statements.

•	Capacity, efficiency, reliability, security and potential breakdown, invasion, destruction or interruption of information systems.

•	Reliance of the Company on vendors, partners and other third parties to meet their contractual, regulatory and other obligations in relation to their arrangements with the Company.

•	Results of clinical studies relating to the Company’s or a competitor’s products.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the Company’s market risk, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in the Company’s 2003 Form 10-K/A.

In the six months ended June 30, 2004, the Company purchased $204 million notional amount of foreign exchange Japanese yen call options, sold $1,497 million notional amount of forward contracts (primarily European currencies) and bought $397 million notional amount of primarily Japanese yen forward contracts to partially hedge the foreign exchange impact primarily related to forecasted intercompany inventory purchases for up to the next 29 months.

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

In making this evaluation the Company has considered the “reportable condition” (as defined under standards established by the American Institute of Certified Public Accountants) relating to its internal controls over its financial reporting for income taxes that was identified and communicated to the Company and its Audit Committee by PricewaterhouseCoopers (PwC), an independent registered public accounting firm. The reportable condition identified by PwC was the need to enhance the tax accounting function to provide for timely analysis and reconciliation of the tax provision and related tax assets and liabilities. This reportable condition initially was identified and communicated by PwC in connection with their audit of the Company’s consolidated financial statements for the year ended December 31, 2002. The Company engaged in extensive remediation efforts with respect to this reportable condition in 2003, including engaging an outside consultant to assist the Company’s personnel to conduct a comprehensive and detailed review of certain of the Company’s tax reporting and accounting, in particular with respect to developing more effective processes for establishing and monitoring deferred income taxes, valuation allowances and the Company’s annual effective tax rate. In connection with their audit of the Company’s consolidated financial statements for the year ended December 31, 2003, the Company’s outside auditors communicated to the Company and its Audit Committee that, despite the Company’s extensive 2003 remediation efforts, they believed a reportable condition still existed at December 31, 2003 with respect to income tax accounting. In connection with the Company’s evaluation of its financial and internal controls at June 30, 2004, the Company considered the mitigating controls established with respect to its financial reporting for income taxes pending remediation of this reportable condition. The Company’s efforts to strengthen its financial and internal controls continue (including its financial and internal controls over its financial reporting for income taxes), and the Company expects to complete remediation of this reportable condition before the end of 2004.

Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that as of the evaluation date, such disclosure controls and procedures were reasonably designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

Other than as described above, since the evaluation date by the Company’s management of its internal controls over financial reporting, there have not been any change in the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect the Company’s internal controls over financial reporting.

As a result of Section 404 of the Sarbanes-Oxley Act of 2002 and the rules issued thereunder, the Company will be required to include in its Annual Report on Form 10-K for the year ended December 31, 2004 a report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting. PwC will also be required to attest to and report on management’s assessment. In the course of its ongoing assessment, management has identified areas requiring remediation including improvements to controls over the calculation of prices for reporting under governmental rebate and reimbursement programs (see “Item 1. Financial Statements—Note 15. Legal Proceedings and Contingencies.”) The Company is working to strengthen its internal controls in these areas to remediate identified deficiencies, although there can be no guarantee as to timely outcome. Management will consider these matters when assessing the effectiveness of the Company’s internal control over financial reporting at year end.

PART II—OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in “Item 1. Financial Statements—Note 15. Legal Proceedings and Contingencies”, to the interim consolidated financial statements, and is incorporated by reference herein.

Item 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table summarizes the surrenders of the Company’s equity securities in connection with stock option and restricted stock programs during the six-month period ended June 30, 2004:

Period	Total Number of Shares Purchased **	Average Price Paid per Share **	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs *	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs *
				(dollars in millions)
January 1 to 31, 2004	30,335	$29.27	372,351,413	$2,220
February 1 to 29, 2004	3,650	$28.53	372,351,413	$2,220
March 1 to 31, 2004	213,827	$25.17	372,351,413	$2,220

Three months ended March 31, 2004	247,812		372,351,413

April 1 to 30, 2004	110,686	$24.58	372,351,413	$2,220
May 1 to 31, 2004	1,320	$25.41	372,351,413	$2,220
June 1 to 30, 2004	1,082	$25.22	372,351,413	$2,220

Three months ended June 30, 2004	113,088		372,351,413

Six months ended June 30, 2004	360,900		372,351,413

*	In June 2001, the Company announced that the Board of Directors authorised the purchase of up to $14 billion of Company Common Stock. During the first six months of 2004, no shares were repurchased pursuant to this program and no purchases of any shares under this program are expected for the remainder of 2004.
**	Reflects the following transactions during the first six months of 2004: (i) the deemed surrender to the Company of 329,684 shares of Common Stock to pay the exercise price and to satisfy tax withholding obligations in connection with the exercise of employee stock options, and (ii) the surrender to the Company of 31,216 shares of Common Stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Item 4 of Form 10-Q/A for the quarterly period ended March 31, 2004 is hereby incorporated by reference.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits (listed by number corresponding to the Exhibit Table of Item 601 in Regulation S-K).

Exhibit Number and Description		Page
15	Letter Regarding Unaudited Interim Financial Information	E-15
31a	Section 302 Certification Letter	E-31-1
31b	Section 302 Certification Letter	E-31-2
32a	Section 906 Certification Letter	E-32-1
32b	Section 906 Certification Letter	E-32-2

b)	Reports on Form 8-K

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

On May 26, 2004, the Registrant filed a Form 8-K announcing (1) the agreement to settle patent litigation in relation to PARAPLATIN with Pharmachemie B.V., and (2) that the Registrant obtained a six-month extension for market exclusivity for PARAPLATIN.

On June 28, 2004, the Registrant filed a Form 8-K announcing that the Registrant expects to increase its reserves for liabilities by approximately $400 million for previously disclosed legal matters.

On July 29, 2004, the Registrant filed a Form 8-K attaching its press release dated July 29, 2004 regarding earnings for the second quarter of 2004 and certain supplemental information not included in the press release.

On July 30, 2004, the Registrant filed a Form 8-K attaching its press release dated July 30, 2004 concerning the announcement that it has reached an agreement to settle its securities class action lawsuit, In re BMS Securities Litigation, Master File,

No. 02-CV-2251 LAP.

On August 5, 2004, the Registrant filed a Form 8-K attaching its press release dated August 4, 2004, confirming that it has reached a final settlement with the SEC, concluding an investigation concerning wholesaler inventory and accounting matters that began in April 2002.

*	Indicates, in this Form 10-Q, brand names of products which are registered trademarks not owned by the Company or its subsidiaries. ERBITUX is a trademark of ImClone Systems Incorporated; AVAPRO/AVALIDE and PLAVIX are trademarks of Sanofi-Synthelabo S.A.; GLUCOPHAGE, GLUCOPHAGE XR and GLUCOVANCE are trademarks of Merck Sante S.A.S., an associate of Merck KGaA of Darmstadt, Germany; JAVLOR is a trademark of Pierre Fabre Medicament S.A. and ABILIFY is a trademark of Otsuka Pharmaceutical Company, Ltd.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRISTOL-MYERS SQUIBB COMPANY (REGISTRANT)

Date: August 5, 2004	By:	/s/ PETER R. DOLAN
Peter R. Dolan Chairman of the Board and Chief Executive Officer

Date: August 5, 2004	By:	/s/ ANDREW R. J. BONFIELD
Andrew R. J. Bonfield Senior Vice President and Chief Financial Officer