Form 10-Q
period 2004-09-30
BRISTOL MYERS SQUIBB CO
filed 2004-11-09
CIK 14272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2004

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

At September 30, 2004, there were 1,945,607,494 shares outstanding of the Registrant’s $.10 par value Common Stock.

BRISTOL-MYERS SQUIBB COMPANY

INDEX TO FORM 10-Q

September 30, 2004

Page
PART I—FINANCIAL INFORMATION

Item 1.

Financial Statements:

Consolidated Statement of Earnings for the three and nine months ended September 30, 2004 and 2003	3

Consolidated Statement of Comprehensive Income and Retained Earnings for the three and nine months ended September 30, 2004 and 2003	4

Consolidated Balance Sheet at September 30, 2004 and December 31, 2003	5

Consolidated Statement of Cash Flows for the nine months ended September 30, 2004 and 2003	6

Notes to Consolidated Financial Statements	7-31

Report of Independent Registered Public Accounting Firm	32

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations	33-56

Item 3.

Quantitative and Qualitative Disclosures About Market Risk	57

Item 4.

Controls and Procedures	57

PART II—OTHER INFORMATION

Item 1.

Legal Proceedings	58

Item 2.

Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	58

Item 4.

Submission of Matters to a Vote of Security Holders	59

Item 6.

Exhibits and Reports on Form 8-K	60

Signatures	61

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED STATEMENT OF EARNINGS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(dollars in millions, except per share data)
EARNINGS
Net Sales	$5,427	$5,372	$16,038	$15,229

Cost of products sold	2,100	1,929	6,094	5,490
Marketing, selling and administrative	1,209	1,151	3,655	3,398
Advertising and product promotion	325	332	987	1,001
Research and development	615	565	1,823	1,564
Acquired in-process research and development	1	—	63	—
Gain on sale of business	(3)	—	(316)	—
Provision for restructuring and other items, net	57	13	75	18
Litigation settlement expense/(income)	25	(4)	404	(66)
Equity in net income of affiliates	(70)	(54)	(204)	(124)
Other expense, net	17	79	62	177

Total expenses	4,276	4,011	12,643	11,458

Earnings Before Minority Interest and Income Taxes	1,151	1,361	3,395	3,771
Provision for income taxes	241	345	759	923
Minority interest, net of taxes	152	110	387	248

Net Earnings	$758	$906	$2,249	$2,600

Earnings per Common Share
Basic	$.39	$.47	$1.16	$1.34
Diluted	$.38	$.47	$1.14	$1.34
Average Common Shares Outstanding
Basic	1,942	1,937	1,941	1,936
Diluted	1,975	1,944	1,975	1,942
Dividends declared per Common Share	$.28	$.28	$.84	$.84

The accompanying notes are an integral part of these financial statements.

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED STATEMENT OF

COMPREHENSIVE INCOME AND RETAINED EARNINGS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(dollars in millions)
COMPREHENSIVE INCOME
Net Earnings	$758	$906	$2,249	$2,600

Other Comprehensive Income/(Loss):
Foreign currency translation, net of tax benefit of $8 and $30 for the three months ended September 30, 2004 and 2003, respectively; and net of tax benefit of $28 and tax liability of $24 for the nine months ended September 30, 2004 and 2003, respectively	22	35	63	165
Deferred gains (losses) on derivatives qualifying as hedges, net of tax benefit of $5 and tax liability of $7 for the three months ended September 30, 2004 and 2003, respectively; and net of tax liability of $55 and tax benefit of $36 for the nine months ended September 30, 2004 and 2003, respectively	(19)	39	109	(72)
Available-for-sale securities, net of tax liability of $2 for the three months ended September 30, 2003; and net of tax benefit of $4 and tax liability of $3 for the nine months ended September 30, 2004 and 2003, respectively	—	12	(7)	17

Total Other Comprehensive Income	3	86	165	110

Comprehensive Income/(Loss)	$761	$992	$2,414	$2,710

RETAINED EARNINGS
Retained Earnings, January 1			$19,439	$18,503
Net Earnings			2,249	2,600
Cash dividends declared			(1,632)	(1,627)

Retained Earnings, September 30			$20,056	$19,476

The accompanying notes are an integral part of these financial statements.

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	September 30, 2004	December 31, 2003
	(dollars in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$3,381	$2,444
Marketable securities	3,872	3,013
Receivables, net of allowance for doubtful accounts of $134 and $154	3,808	3,566
Inventories, including consignment inventory	1,765	1,601
Deferred income taxes, net of valuation allowances	712	864
Prepaid expenses	345	310

Total Current Assets	13,883	11,798
Property, plant and equipment, net	5,655	5,712
Goodwill	4,908	4,836
Other intangible assets, net	1,921	1,732
Deferred income taxes, net of valuation allowances	1,792	1,234
Other assets	2,017	2,079

Total Assets	$30,176	$27,391

LIABILITIES
Current Liabilities:
Short-term borrowings	$1,650	$127
Accounts payable	1,812	1,893
Accrued expenses	2,821	2,805
Accrued rebates and returns	1,023	950
U.S. and foreign income taxes payable	1,026	707
Dividends payable	545	543
Accrued litigation liabilities	171	267
Deferred revenue on consigned inventory	37	76

Total Current Liabilities	9,085	7,368
Other liabilities	1,888	1,715
Long-term debt	8,540	8,522

Total Liabilities	19,513	17,605

Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, $2 convertible series:
Authorized 10 million shares; issued and outstanding 7,516 in 2004 and 8,039 in 2003, liquidation value of $50 per share	—	—
Common stock, par value of $.10 per share:
Authorized 4.5 billion shares; issued 2,201,344,642 in 2004 and 2,201,012,432 in 2003	220	220
Capital in excess of par value of stock	2,475	2,477
Restricted stock	(64)	(55)
Other accumulated comprehensive loss	(690)	(855)
Retained earnings	20,056	19,439

	21,997	21,226
Less cost of treasury stock—255,737,148 common shares in 2004 and 261,029,539 in 2003	(11,334)	(11,440)

Total Stockholders’ Equity	10,663	9,786

Total Liabilities and Stockholders’ Equity	$30,176	$27,391

The accompanying notes are an integral part of these financial statements.

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2004	2003
	(dollars in millions)
Cash Flows From Operating Activities:
Net earnings	$2,249	$2,600
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	427	325
Amortization	227	229
Deferred income tax (benefits)/expense	(454)	197
Litigation settlement expense/(income)	404	(65)
Provision for restructuring and other items	75	65
Gain on sale of Mead Johnson Adult Nutritional business	(316)	—
Acquired in-process research and development	63	—
Loss/(gain) on disposal of property, plant and equipment and investment in other companies	1	(14)
Undistributed (earnings)/losses of affiliates, net	29	26
Unfunded pension expense	97	47
Changes in operating assets and liabilities:
Receivables	(208)	(547)
Inventories	(166)	(50)
Prepaid expenses	(27)	63
Other assets	35	21
Deferred revenue on consigned inventory	(38)	(386)
Litigation settlement payments	(500)	(528)
Accounts payable and accrued expenses	100	372
Product liability	63	9
U.S. and foreign income taxes payable	358	(63)
Other liabilities	74	(40)

Net Cash Provided by Operating Activities	2,493	2,261

Cash Flows From Investing Activities:
Purchases, net of sales and maturities, of marketable securities	(857)	(735)
Additions to property, plant and equipment and capitalized software	(477)	(608)
Proceeds from disposal of property, plant and equipment and investment in other companies	18	39
Proceeds from sale of Mead Johnson Adult Nutritional business	365	—
ImClone milestone payment	(250)	—
Purchase of Acordis Speciality Fibres	(150)	—
Purchase of trademarks, patents, licenses and other businesses	(129)	(53)
Investment in ImClone	—	(60)
Divestiture and acquisition costs	(29)	(15)
Other	—	(3)

Net Cash Used in Investing Activities	(1,509)	(1,435)

Cash Flows From Financing Activities:
Short-term borrowings, net of repayments	1,469	(45)
Long-term debt borrowings	11	1,103
Long-term debt repayments	(2)	(3)
Issuances of common stock under stock plans	95	34
Dividends paid	(1,630)	(1,627)

Net Cash Used in Financing Activities	(57)	(538)

Effect of Exchange Rates on Cash and Cash Equivalents	10	23

Increase (Decrease) in Cash and Cash Equivalents	937	311
Cash and Cash Equivalents at Beginning of Period	2,444	2,367

Cash and Cash Equivalents at End of Period	$3,381	$2,678

The accompanying notes are an integral part of these financial statements.

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Basis of Presentation and New Accounting Standards

Bristol-Myers Squibb Company (the Company) prepared these unaudited consolidated financial statements following the requirements of the Securities and Exchange Commission (SEC) and U.S. generally accepted accounting principles (GAAP) for interim reporting. Under those rules, certain notes and other financial information that are normally required by GAAP for annual financial statements can be condensed or omitted. The Company is responsible for the consolidated financial statements included in this Form 10-Q. These consolidated financial statements include all normal and recurring adjustments necessary for a fair presentation of the Company’s financial position at September 30, 2004 and December 31, 2003, the results of its operations for the three and nine months ended September 30, 2004 and 2003 and cash flows for the nine months ended September 30, 2004 and 2003. These consolidated financial statements and the related notes should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2003 (2003 Form 10-K/A). PricewaterhouseCoopers LLP (PwC), an independent registered public accounting firm, has performed a review of the unaudited consolidated financial statements included in this Form 10-Q, and their review report thereon accompanies this Form 10-Q.

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

In the case of sales made to wholesalers (i) as a result of incentives, (ii) in excess of the wholesaler’s ordinary course of business inventory level, (iii) at a time when there was an understanding, agreement, course of dealing or consistent business practice that the Company would extend incentives based on levels of excess inventory in connection with future purchases and (iv) at a time when such incentives would cover substantially all, and vary directly with, the wholesaler’s cost of carrying inventory in excess of the wholesaler’s ordinary course of business inventory level, substantially all the risks and rewards of ownership do not transfer upon shipment and, accordingly, such sales are accounted for using the consignment model. The determination of when, if at all, sales to a wholesaler meet the foregoing criteria involves evaluation of a variety of factors and a number of complex judgments. Under the consignment model, the Company does not recognize revenue upon shipment of product. Rather, upon shipment of product the Company invoices the wholesaler, records deferred revenue at gross invoice sales price and classifies the inventory held by the wholesaler as consignment inventory at the Company’s cost of such inventory. The Company recognizes revenue when the consignment inventory is no longer subject to the incentive arrangements described above, but not later than when such inventory is sold through to the wholesalers’ customers, on a first-in first-out (FIFO) basis. Sales of the Company’s oncology products through the Oncology Therapeutics Network (OTN) business are also accounted for on a consignment basis. OTN uses a third-party distributor to ship these products to its customers. Upon shipment of the products to the distributor, the Company records deferred revenue at gross invoice sales price and classifies the inventory held by the distributor as consignment inventory at the Company’s cost of such inventory. The Company recognizes the revenue (net of the gross to net sales adjustments discussed in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies,” all of which involve significant estimates and judgements) when the consignment inventory is sold to OTN’s customers.

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

Certain prior period amounts have been reclassified to conform to the current period presentation.

In June 2004, the Financial Accounting Standards Board (FASB) issued a final Staff Position (FSP) No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Medicare Act). The Medicare Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. FSP No. 106-2 requires that the effects of the new law be accounted for under Statement of Financial Accounting Standards (SFAS) No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. The Company adopted FSP No. 106-2 in the third quarter of 2004, retroactive to January 1, 2004. There is an expected reduction in net periodic benefit cost for other benefits of $8 million for the full year of 2004, based on the remeasurement of the accumulated postretirement benefit obligation as of January 1, 2004. The effect of the adoption of FSP No. 106-2 is not material to the Company’s consolidated financial statements, and in accordance with FSP No. 106-2, the Company recorded the year-to-date portion of $6 million as a reduction of third quarter expense. (see “Item 1. Financial Statements—Note 14. Pension and Other Postretirement Benefit Plans”).

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

(UNAUDITED)

Note1. Basis of Presentation and New Accounting Standards (Continued)

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

In accordance with SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, the following table summarizes the Company’s results on a pro forma basis as if it had recorded compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, Accounting for Stock-Based Compensation, for the three and nine months ended September 30, 2004 and 2003:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(dollars in millions, except per share data)
Net Earnings:
As reported (including restricted stock amortization, net of related taxes of $3 and $3 for the three months ended September 30, 2004 and 2003, respectively; and of $10 and $8 for the nine months ended September 30, 2004 and 2003, respectively)	$758	$906	$2,249	$2,600
Deduct : Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(39)	(55)	(86)	(126)

Pro forma	$719	$851	$2,163	$2,474

Basic earnings per share:
As reported	$.39	$.47	$1.16	$1.34
Pro forma	$.37	$.44	$1.11	$1.28
Diluted earnings per share:
As reported	$.38	$.47	$1.14	$1.34
Pro forma	$.36	$.44	$1.10	$1.27

Note 2. Alliances and Investments

Sanofi-Aventis

The Company has agreements with Sanofi-Aventis (Sanofi) for the codevelopment and cocommercialization of AVAPRO*/AVALIDE* (irbesartan), an angiotensin II receptor antagonist indicated for the treatment of hypertension, and PLAVIX* (clopidogrel), a platelet aggregation inhibitor. The worldwide alliance operates under the framework of two geographic territories; one in the Americas (principally the United States, Canada, Puerto Rico and Latin American countries) and Australia and the other in Europe and Asia. Accordingly, two territory partnerships were formed to manage central expenses, such as marketing, research and development and royalties, and to supply finished products to the individual countries. In general, at the country level, agreements either to copromote (whereby a partnership was formed between the parties to sell each brand) or to comarket (whereby the parties operate and sell their brands independently of each other) are in place. The agreements expire on the later of (i) with respect to PLAVIX*, 2013 and, with respect to AVAPRO*/AVALIDE*, 2012 in the Americas and Australia and 2013 in Europe and Asia and (ii) the expiration of all patents and other exclusivity rights in the applicable territory.

The Company acts as the operating partner for the territory covering the Americas and Australia and owns a 50.1% majority controlling interest in this territory. Sanofi’s ownership interest in this territory is 49.9%. As such, the Company consolidates all country partnership results for this territory and records Sanofi’s share of the results as a minority interest, net of taxes, which was $149 million and $108 million for the three months ended September 30, 2004 and 2003, respectively, and $371 million and $230 million for the nine months ended September 30, 2004 and 2003, respectively. For the three months ended September 30, 2004 and 2003, the Company recorded sales in this territory and in comarketing countries (Germany, Italy, Spain and Greece) of $1,144 million

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 2. Alliances and Investments (Continued)

and $876 million, respectively, and $3,040 million and $2,186 million for the nine months ended September 30, 2004 and 2003, respectively.

Sanofi acts as the operating partner of the territory covering Europe and Asia and owns a 50.1% majority financial controlling interest in this territory. The Company’s ownership interest in this territory is 49.9%. The Company accounts for the investment in partnership entities in this territory under the equity method and records its share of the results in equity in net income of affiliates in the consolidated statement of earnings. The Company’s share of net income from these partnership entities before taxes was $67 million and $61 million for the three months ended September 30, 2004 and 2003, respectively, and $201 million and $157 million for the nine months ended September 30, 2004 and 2003, respectively.

In 2001, the Company and Sanofi formed an alliance for the copromotion of irbesartan, as part of which the Company contributed the irbesartan distribution rights in the United States and Sanofi paid the Company $150 million in 2002 and $200 million in 2001. The Company accounted for this transaction as a sale of an interest in a license and deferred and amortized the $350 million into other income over the expected useful life of the license, which is approximately eleven years. The Company recognized in other income $8 million in each of the three-month periods ended September 30, 2004 and 2003 and $24 million in each of the nine-month periods ended September 30, 2004 and 2003.

Otsuka

The Company has a worldwide commercialization agreement with Otsuka Pharmaceutical Co., Ltd. (Otsuka), to codevelop and copromote ABILIFY* (aripiprazole) for the treatment of schizophrenia and related psychotic disorders, except in Japan, China, Taiwan, North Korea, South Korea, the Philippines, Thailand, Indonesia, Pakistan and Egypt. The Company began copromoting the product with Otsuka in the U.S. and Puerto Rico in November 2002. In the U.S. and Puerto Rico, the Company purchases products from Otsuka and performs finish manufacturing for supply to Otsuka’s U.S. affiliates. In June 2004, the Company received marketing approval from the European Commission. The product is currently copromoted with Otsuka in the United Kingdom and Germany, and will also copromote it in France and Spain. The Company records alliance revenue for its contractual share of the net sales in these copromotion countries, excluding the United Kingdom, and records all expenses related to the product. Alliance revenue is recorded by the Company as net sales based upon 65% of Otsuka’s net sales in the copromotion countries. The Company recognizes this alliance revenue when ABILIFY* is shipped and all risks and rewards of ownership have transferred to Otsuka’s customers.

The Company also has an exclusive right to sell ABILIFY* in a number of other countries in Europe, the Americas and Asia. In these countries, as sales commence, the Company will record 100% of the net sales and related cost of products sold. Under the terms of the agreement, the Company purchases the product from Otsuka and performs finish manufacturing for sale by the Company to its customers. The agreement expires in November 2012 in the U.S. and Puerto Rico. For the countries in the European Union where the Company has the exclusive right to sell ABILIFY*, the agreement expires on the tenth anniversary of the first commercial sale. In each other country where the Company has the exclusive right to sell ABILIFY*, the agreement expires on the later of the tenth anniversary of the first commercial sale in such country or expiration of the applicable patent in such country.

The Company recorded revenue for ABILIFY* of $165 million and $101 million for the three months ended September 30, 2004 and 2003, respectively, and $402 million and $203 million for the nine months ended September 30, 2004 and 2003, respectively. Total milestone payments made to Otsuka from 1999 through September 2004 were $217 million, of which $157 million was expensed as acquired in-process research and development in 1999. The $60 million of capitalized payments are amortized into cost of products sold over the remaining life of the agreement in the U.S., which is approximately eight years. Included in the $60 million of capitalized payments is a $10 million payment made in July 2004 for attainment of marketing approval by the European Union.

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

With respect to the $200 million of milestone payments the Company paid ImClone in 2002 and 2003, $160 million was expensed in the first quarter of 2002 as acquired in-process research and development, and $40 million was recorded as an additional equity investment to eliminate the income statement effect of the portion of the milestone payment for which the Company has an economic claim through its ownership interest in ImClone. The Company accounts for the $250 million approval milestone paid in March 2004 as a license acquisition and amortizes the payment into cost of products sold over the expected useful life of the license, which is approximately fourteen years. The Company amortized into cost of products sold $4 million for the three months ended September 30, 2004 and $10 million for the nine months ended September 30, 2004.

The Company determines its equity share in ImClone’s net income or loss by eliminating from ImClone’s results the milestone revenue ImClone recognizes for the pre-approval milestone payments that were recorded by the Company as additional equity investment. For the three and nine month periods ended September 30, 2004, the Company recorded net income of $4 million and $2 million, respectively, for its share of ImClone’s net income. For the three and nine month periods ended September 30, 2003 the Company recorded a net loss of $7 million and $33 million, respectively, for its share of ImClone’s net losses. The Company records its share of the results in equity in net income of affiliates in the consolidated statement of earnings. The Company recorded net sales for ERBITUX* of $84 million in the three months ended September 30, 2004 and $173 million since its approval by the FDA in February 2004.

The Company’s recorded investment in ImClone common stock as of September 30, 2004 was $65 million. On a per share basis, the carrying value of the ImClone investment and the closing market price of the ImClone shares as of September 30, 2004 were $4.51 and $52.85, respectively.

Merck

In April 2004, the Company entered into a collaboration agreement with Merck & Co., Inc. (Merck) for worldwide codevelopment and copromotion for muraglitazar, the Company’s dual PPAR (peroxisome proliferator activated receptor) agonist, currently in Phase III clinical development for use in treating Type 2 diabetes. Under the terms of the agreement, the Company received a $100 million upfront payment in May 2004, and is entitled to receive $275 million in additional payments upon achievement of certain regulatory milestones. The Company and Merck will jointly develop the clinical and marketing strategy for muraglitazar, share equally in future development and commercialization costs and copromote the product to physicians on a global basis, with Merck to receive payments based on net sales levels. A New Drug Application (NDA) for muraglitazar is expected to be submitted to the FDA by the end of 2004 for United States regulatory approval.

The upfront payment of $100 million received was deferred and is being amortized into other income over the expected useful life of the agreement, which is approximately sixteen years. In the three and nine months ended September 30, 2004, the Company recognized $2 million and $3 million in other income, respectively. In addition, the Company records Merck’s share of codevelopment costs as a reduction to research and development expense and Merck’s share of copromotion costs as a reduction to advertising and product promotion expense. For the three months ended September 30, 2004, the Company recorded $23 million and $1 million as a reduction to its research and development and advertising and product promotion expenses, respectively. For the nine months ended September 30, 2004, the Company recorded $56 million and $3 million as a reduction to its research and development and advertising and product promotion expenses, respectively.

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 3. Restructuring and Other Items

In the third quarter of 2004, the Company recorded a pre-tax charge of $59 million related to the termination benefits and other related costs for workforce reductions and downsizing and streamlining of worldwide operations primarily in Europe, the United States, Canada and Puerto Rico. Of this charge, $58 million relates to employee termination benefits and related expenses for approximately 1,060 selling, administrative, manufacturing and research and development personnel, and $1 million relates to the consolidation of certain research facilities. These charges were partially offset by an adjustment to prior period restructuring reserve of $2 million, primarily due to a reduction of estimated separation expenses.

The following table presents a detail of the charges by segment and type for the three months ended September 30, 2004. The Company expects to substantially complete these activities by late 2004.

	Employees	Termination Benefits	Relocation and Retention	Total
		(dollars in million)
Pharmaceuticals	1,060	$58	$1	$59
Other Healthcare	—	—	—	—
Corporate/Other	—	—	—	—

	1,060	$58	$1	59

Reduction of reserves for changes in estimates				(2)

Restructuring and other as reflected in the statement of earnings				$57

In addition, the Company also recorded $48 million in accelerated depreciation, including $47 million as cost of products sold, and $1 million as research and development related to the closure of certain manufacturing facilities in North America and Europe expected to be closed by the end of 2006. The Company also recorded a $10 million upfront milestone payment, as research and development expense, to Solvay Pharmaceuticals (Solvay) as part of a worldwide codevelopment and cocommercialization agreement.

In the second quarter of 2004, the Company recorded a pre-tax charge of $11 million related to the termination benefits and other related costs for workforce reductions and downsizing and streamlining of worldwide operations primarily in the United States, Canada, Europe, and Puerto Rico. Of this charge, $9 million was related to employee termination benefits and related expenses for approximately 120 selling, administrative and manufacturing personnel, and $2 million related to the consolidation of certain research facilities. These charges were partially offset by an adjustment to prior period restructuring reserve of $5 million, primarily due to a reduction of estimated separation expenses. In addition, the Company also recorded $11 million in accelerated depreciation as cost of products sold related to the closure of certain manufacturing facilities in North America expected to be closed by the end of 2006, and a $25 million milestone payment to Pierre Fabre Medicament S.A. (Pierre Fabre) as part of an in-license agreement related to JAVLOR*, a novel investigational anti-cancer agent, as research and development expense.

In the first quarter of 2004, the Company recorded a pre-tax charge of $12 million related to termination benefits and other related costs for workforce reductions and downsizing and streamlining of worldwide operations primarily in Israel and the United States. Of this charge, $9 million was primarily related to employee termination benefits and related expenses for approximately 90 selling and administrative personnel and $3 million related to relocation expenses and retention benefits. Additionally, the Company also recorded $17 million in accelerated depreciation and asset impairments, of which $13 million was recorded to cost of products sold, and $4 million to other expense, net, related to the closure of certain manufacturing facilities in North America expected to be closed by the end of 2006. These assets will continue to be depreciated until the facility closures are complete. The Company also paid $5 million to Flamel Technologies S.A. (Flamel) as part of an in-license agreement related to the product Basulin, which was recorded as research and development expense. The in-license agreement with Flamel was terminated in September 2004.

In the third quarter of 2003, the Company recorded $31 million of pre-tax charges related to the downsizing and streamlining of worldwide operations and $7 million related to relocation expenses. The charges related to downsizing and streamlining of worldwide operations included $9 million related to termination benefits for workforce reductions of approximately 100 employees in the Other Healthcare and Pharmaceuticals segments due to the rationalization of worldwide operations in Europe, North America, and Central America, $21 million of accelerated depreciation of assets in manufacturing facilities in North America expected to be closed by the end of 2006 recorded in cost of products sold and $1 million for retention benefits. The charge of $9 million was partially offset by a gain of $3 million from the sale of assets previously written off. In addition, the Company recorded $21 million in research and development related to the up-front payments for two licensing agreements. The Company also reported $1 million for a milestone payment received related to a developmental project sold in previous years.

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

In the first quarter of 2003, the Company recorded a pre-tax charge of $12 million, related to termination benefits for workforce reductions of 340 manufacturing employees in the Pharmaceuticals segment and downsizing and streamlining of worldwide manufacturing operations. In addition, the Company recorded $10 million in cost of products sold for asset impairments and $4 million in cost of products sold for accelerated depreciation of certain manufacturing facilities in North America that were closed in April 2004.

Restructuring charges and spending against accrued liabilities associated with prior and current actions are as follows:

	Employee Termination Liability	Other Exit Cost Liability	Total
	(dollars in millions)
Balance at December 31, 2002	$67	$42	$109
Charges	47	3	50
Spending	(56)	(35)	(91)
Changes in estimate	(7)	(3)	(10)

Balance at December 31, 2003	51	7	58
Charges	71	4	75
Spending	(28)	(7)	(35)
Changes in estimate	(6)	—	(6)

Balance at September 30, 2004	$88	$4	$92

Note 4. Acquisitions and Divestitures

In February 2004, the Company completed the divestiture of its Adult Nutritional Business to Novartis for $387 million, including $20 million contingent on the achievement of contractual requirements and a $22 million upfront payment for a supply agreement. The Company recorded a preliminary pre-tax gain of $316 million, which included the $20 million payment received as a result of the satisfaction of contractual requirements, and a $5 million reduction in Company goodwill associated with the Mead Johnson product lines. The Company will record future adjustments to the gain upon the satisfaction of other post-closing matters.

In April 2004, the Company completed the acquisition of Acordis Speciality Fibres (Acordis), which is headquartered in the United Kingdom and supplies materials to ConvaTec for its Wound Therapeutics line. The acquisition is expected to strengthen the Company’s leadership position in wound therapies. The Company purchased all the stock of Acordis for $150 million, and incurred $8 million of acquisition costs in connection with the transaction. An additional $10 million payment is contingent on the achievement of future sales volumes. The purchase price for the acquisition was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. Of the $158 million, $63 million was allocated to in-process research and development, which represents the estimated fair value of acquired in-process projects, consisting primarily of Medicel, a wound therapeutics product, which had not yet reached technological feasibility and had no alternative future use, and was therefore written off. The estimated fair value of these projects was determined by employment of a discounted cash flow model; and $22 million was assigned to identifiable intangible assets, predominantly patents. The excess of the purchase price over the estimated fair values of net assets acquired was approximately $73 million and was recorded as goodwill. This acquisition was accounted for by the purchase method, and, accordingly, results of operations have been included in the accompanying consolidated financial statements from the date of acquisition.

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 5. Earnings Per Share

The numerator for basic earnings per share is net earnings less preferred stock dividends. The numerator for diluted earnings per share is net earnings, plus interest expense on convertible debt, net of tax, less preferred stock dividends. The denominator for basic earnings per common share is the weighted average number of common shares outstanding during the period. The denominator for diluted earnings per common share is the weighted average number of common shares outstanding during the period, plus the incremental shares outstanding assuming the exercise of dilutive stock options and assumed conversion of convertible debt bonds. The computations for basic and diluted earnings per common share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in millions, except per share data)
Basic:
Net Earnings	$758	$906	$2,249	$2,600

Average Common Shares Outstanding	1,942	1,937	1,941	1,936

Net Earnings per Share	$.39	$.47	$1.16	$1.34

Diluted:
Net Earnings	$758	$906	$2,249	$2,600
Interest Expense on Convertible Debt, net of tax	1	—	4	—

	$759	$906	$2,253	$2,600

Average Common Shares Outstanding	1,942	1,937	1,941	1,936
Assumed conversion of Convertible Debt Bonds	29	—	29	—
Incremental Shares Outstanding Assuming the Exercise of Dilutive Stock Options	4	7	5	6

	1,975	1,944	1,975	1,942

Net Earnings per Share	$.38	$.47	$1.14	$1.34

Weighted-average shares issuable upon the exercise of stock options, which were not included in the diluted earnings per share calculation because they were not dilutive, were 129 million for the three and nine month periods ended September 30, 2004 and 116 million for the three and nine month periods ended September 30, 2003.

Note 6. Other Expense, Net

The components of other expense, net are:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(dollars in millions)
Interest expense	$80	$48	$219	$207
Interest income	(28)	(15)	(67)	(47)
Foreign exchange transaction (gains)/losses, net	(20)	44	35	10
Other, net	(15)	2	(125)	7

Other expense, net	$17	$79	$62	$177

Interest expense was reduced by net interest rate swap gains of $39 million and $33 million for the three months ended September 30, 2004 and 2003, respectively, and $120 million and $79 million for the nine months ended September 30, 2004 and 2003, respectively. Interest income relates primarily to cash, cash equivalents and investments in marketable debt securities.

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 7. Income Taxes

The effective income tax rate on earnings before minority interest and income taxes was 20.9% and 22.4% for the three and nine months ended September 30, 2004, respectively, compared with 25.4% and 24.5% for the three and nine months ended September 30, 2003, respectively. The lower effective tax rate was primarily driven by lower earnings in the U.S. as a result of increased reserves for litigation and restructuring, and product exclusivity losses. The rate was also affected by the favorable resolution of certain tax contingencies.

Congress recently approved the American Jobs Creation Act of 2004 (the “Jobs Creation Act”). The Jobs Creation Act contains a number of provisions that might affect the Company’s future effective tax rate. The most significant provision would allow the Company to elect to deduct from its taxable income 85% of certain eligible dividends received by the Company from non-U.S. subsidiaries before the end of 2005 if those dividends are reinvested in the U.S. for eligible purposes. The Company estimates that up to approximately $9 billion in dividends from its non-U.S. subsidiaries could potentially be eligible for this deduction. The Company is currently evaluating the amount of such eligible dividends that its non-U.S. subsidiaries will remit. The Company anticipates accruing a provision for taxes associated with eligible dividends in the fourth quarter of 2004. Pending resolution of certain matters, and subject to further guidance from the Department of the Treasury, the Company estimates that such provision for taxes would be 5.25% of the amount of eligible dividends. The Company is also evaluating the impact the Jobs Creation Act will have on its effective tax rate for 2004, 2005 and later years.

To the extent the Company determines that it will make qualifying remittances, income taxes will not be provided on the balance of unremitted earnings since it continues to be management’s practice and intent to keep these earnings permanently invested offshore.

Note 8. Inventories

The major categories of inventories follow:

	September 30, 2004	December 31, 2003
	(dollars in millions)
Finished goods	$1,023	$1,001
Work in process	483	416
Raw and packaging materials	257	180
Consignment inventory	2	4

	$1,765	$1,601

Note 9. Property, Plant and Equipment

The major categories of property, plant and equipment follow:

	September 30, 2004	December 31, 2003
	(dollars in millions)
Land	$258	$241
Buildings	4,490	3,917
Machinery, equipment and fixtures	4,433	4,197
Construction in progress	565	1,087

	9,746	9,442
Less: Accumulated depreciation	4,091	3,730

Property, plant and equipment, net	$5,655	$5,712

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 10. Goodwill

The changes in the carrying amount of goodwill for the year ended December 31, 2003 and the nine months ended September 30, 2004, were as follows:

	Pharmaceuticals Segment	Nutritionals Segment	Other Healthcare Segment	Total
	(dollars in millions)
Balance as of December 31, 2002 and 2003	$4,528	$118	$190	$4,836
Divestiture of Adult Nutritional Business	—	(5)	—	(5)
Acquisition of Acordis Speciality Fibres and other businesses	—	—	77	77

Balance as of September 30, 2004	$4,528	$113	$267	$4,908

Note 11. Intangible Assets

As of September 30, 2004 and December 31, 2003, intangible assets consisted of the following:

	September 30, 2004	December 31, 2003
	(dollars in millions)
Patents / Trademarks	$275	$253
Licenses	531	248
Technology	1,783	1,783

	2,589	2,284
Less: Accumulated amortization	668	552

Net Carrying Amount	$1,921	$1,732

Amortization expense for intangible assets (the majority of which is included in cost of products sold) for the three months ended September 30, 2004 and 2003 was $59 million and $58 million, respectively, and for the nine months ended September 30, 2004 and 2003 was $163 million and $176 million, respectively. Expected amortization expense related to the current net carrying amount of intangible assets is as follows:

(dollars in millions)
For the year ended December 31:
2004	$59
2005	234
2006	231
2007	230
2008	229
2009 and thereafter	938

Note 12. Accumulated Other Comprehensive Income (Loss)

	Foreign Currency Translation	Available for Sale Securities	Deferred Loss on Effective Hedges	Minimum Pension Liability Adjustment	Total Accumulated Other Comprehensive Loss
	(dollars in millions)
Balance at December 31, 2003	$(491)	$24	$(258)	$(130)	$(855)
Other comprehensive income (loss)	63	(7)	109	—	165

Balance at September 30, 2004	$(428)	$17	$(149)	$(130)	$(690)

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	Net Sales		Earnings Before Minority Interest and Income Taxes		Net Sales		Earnings Before Minority Interest and Income Taxes
	(dollars in millions)
	2004	2003	2004	2003	2004	2003	2004	2003
Pharmaceuticals	$3,831	$3,847	$1,120	$1,205	$11,353	$10,843	$3,282	$3,318
Oncology Therapeutics Network	649	574	4	6	1,815	1,652	15	14
Nutritionals	484	518	126	155	1,496	1,497	466	399
Other Healthcare	463	433	138	115	1,374	1,237	423	298

Total Segments	5,427	5,372	1,388	1,481	16,038	15,229	4,186	4,029
Corporate/Other	—	—	(237)	(120)	—	—	(791)	(258)

Total Company	$5,427	$5,372	$1,151	$1,361	$16,038	$15,299	$3,395	$3,771

Corporate/Other principally consists of interest expense, interest income, certain administrative expenses, litigation matters and allocations to the segments. In the nine months ended September 30, 2004, Pharmaceuticals and Corporate/Other include the following items: Pharmaceuticals—$75 million of accelerated depreciation for certain manufacturing facilities in North America expected to be closed by 2006 and $6 million of relocation expenses and retention benefits. Corporate/Other—$491 million for litigation and other legal matters, $63 million write-off of acquired in-process research and development for the Acordis transaction, $40 million of milestone payments primarily to Pierre Fabre and Solvay, and $70 million of charges primarily related to the downsizing and streamlining of worldwide operations, partially offset by $316 million of pre-tax gain on sale of the Mead Johnson Adult Nutritional business.

In the nine months ended September 30, 2003, Pharmaceuticals and Corporate/Other include the following items: Pharmaceuticals—income of $21 million from a vitamins litigation settlement, $35 million of accelerated depreciation expense for facilities expected to be abandoned, $11 million of asset impairment charges and $13 million of relocation expenses and retention benefits; Corporate/Other—$45 million of income from litigation settlements and the reimbursement of patent defense costs and $29 million of income primarily related to adjustments of prior period restructuring reserves, partially offset by expense of $34 million related to termination benefits for workforce reductions and downsizing and streamlining of worldwide manufacturing operations, and $21 million in up-front payments for two licensing agreements.

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

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 14. Pension and Other Postretirement Benefit Plans (Continued)

Cost of the Company’s deferred benefits and postretirement benefit plans included the following components for the three and nine months ended September 30, 2004 and 2003:

	Three Months Ended September 30,				Nine Months Ended September 30,
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
	(dollars in millions)
	2004	2003	2004	2003	2004	2003	2004	2003
Service cost-benefits earned during the period	$45	$32	$1	$2	$130	$112	$6	$7
Interest cost on projected benefit obligation	76	61	4	11	226	214	30	40
Expected return on plan assets	(95)	(78)	(2)	(4)	(280)	(275)	(11)	(13)
Net amortization and deferral	40	16	1	2	119	56	11	6

Net periodic benefit cost	66	31	4	11	195	107	36	40
Curtailments and settlements	—	—	—	—	—	—	—	—

Total net periodic benefit cost	$66	$31	$4	$11	$195	$107	$36	$40

In connection with the Medicare Act, the Company adopted FSP No. 106-2 in the third quarter of 2004, retroactive to January 1, 2004. There is an expected reduction in net periodic benefit cost for other benefits of $8 million for the full year of 2004, based on the remeasurement of the accumulated postretirement benefit obligation as of January 1, 2004. The effect of the adoption of FSP No. 106-2 is not material to the Company’s consolidated financial statements, and in accordance with FASB FSP No. 106-2, the Company recorded the year-to-date portion of $6 million as a reduction of third quarter expense.

Contributions

As previously disclosed in its 2003 Form 10-K/A, due to improved investment returns in 2003 and significant contributions in recent years, the Company does not currently plan to make cash contributions to the U.S. pension plans in 2004. The Company expects contributions to the international pension plans for the year ended December 31, 2004 will be in the range of $110 million to $130 million.

In the first nine months of 2004, there were no cash contributions to the U.S. pension plans, and $52 million and $83 million were contributed to the international pension plans for the three and nine month periods ended September 30, 2004, respectively. There was no cash funding for other benefits.

Those cash benefit payments from the Company which are classified as contributions in the FAS 132 disclosure totaled $6 million and $20 million for pension benefits for the three and nine month periods ended September 30, 2004, respectively, and $16 million and $46 million for other benefits for the three and nine month periods ended September 30, 2004, respectively.

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

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 15. Legal Proceedings and Contingencies (Continued)

PLAVIX* Litigation

United States

The Company’s U.S. territory partnership under its alliance with Sanofi is a plaintiff in three pending patent infringement lawsuits instituted in the U.S. District Court for the Southern District of New York entitled Sanofi-Synthelabo, Sanofi-Synthelabo Inc., and Bristol-Myers Squibb Sanofi Pharmaceuticals Holding Partnership v. Apotex Inc. and Apotex Corp., 02-CV-2255 (SHS); Sanofi-Synthelabo, Sanofi-Synthelabo Inc. and Bristol-Myers Squibb Sanofi Pharmaceuticals Holding Partnership v. Dr. Reddy’s Laboratories, LTD, and Dr. Reddy’s Laboratories, Inc., 02-CV-3672 (SHS); and Sanofi-Synthelabo, Sanofi-Synthelabo Inc., and Bristol-Myers Squibb Sanofi Pharmaceuticals Holding Partnership vs. Teva Pharmaceuticals USA, Inc. and Teva Pharmaceuticals Industries, Ltd., 04-CV-7458. Proceedings involving PLAVIX* also have been instituted outside the United States. The most significant of these proceedings is pending in Canada and is described below.

The U.S. suits were filed on March 21, 2002, May 14, 2002, and September 23, 2004 respectively, and were based on U.S. Patent No. 4,847,265, a composition of matter patent, which discloses and claims, among other things, the hydrogen sulfate salt of clopidogrel, which is marketed as PLAVIX*. The first two suits were also based on U.S. Patent No. 5,576,328, which discloses and claims, among other things, the use of clopidogrel to prevent a secondary ischemic event. The plaintiffs later withdrew Patent No. 5,576,328 from the two lawsuits. Plaintiffs’ infringement position is based on defendants’ filing of their Abbreviated New Drug Applications (ANDA) with the FDA, seeking approval to sell generic clopidogrel prior to the expiration of the composition of matter patent in 2011. The defendants responded by alleging that the patent is invalid and/or unenforceable. The first two cases were consolidated for discovery. Fact discovery closed on October 15, 2003 and expert discovery is underway in them. The trial court has not set a trial date but it could be in the first half of 2005.

The Company’s U.S. territory partnership under its alliance with Sanofi is a plaintiff in another pending patent infringement lawsuit instituted in the U.S. District Court for the District of New Jersey entitled Sanofi-Synthelabo, Sanofi-Synthelabo Inc. and Bristol-Myers Squibb Sanofi Pharmaceuticals Holding Partnership v. Watson Pharmaceuticals, Inc. and Watson Laboratories, Inc. 2:04-CV-4926. The suit was filed October 7, 2004 and was based on U.S. patent 6,429,210, which discloses and claims a particular crystalline or polymorph form of the hydrogen sulfate salt of clopidogrel, which is marketed as PLAVIX.

Net sales of PLAVIX* were approximately $2.5 billion and $2.4 billion for the year ended December 31, 2003 and nine months ended September 30, 2004, respectively, and are expected to grow substantially over the next several years. The Company anticipates that this revenue growth will be an important factor in offsetting expected decreases in sales of the Company’s other products that recently have or will experience exclusivity losses during this period.

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

Although the plaintiffs intend to vigorously pursue enforcement of their patent rights in PLAVIX*, it is not possible at this time reasonably to assess the outcome of these lawsuits, or, if the Company were not to prevail in these lawsuits, the timing of potential generic competition for PLAVIX*. However, if generic competition were to occur, the Company believes it is very unlikely to occur before the second quarter of 2005. It also is not possible reasonably to estimate the impact of these lawsuits on the Company.

However, loss of market exclusivity of PLAVIX* and the subsequent development of generic competition would be material to the Company’s sales of PLAVIX* and results of operations and cash flows and could be material to its financial condition and liquidity.

Canada

Sanofi-Synthelabo and Sanofi-Synthelabo Canada Inc. have instituted a prohibition action in the Federal Court of Canada against Apotex Inc. and the Minister of Health in response to a Notice of Allegation from Apotex Inc. directed against Canadian Patent 1,336,777 covering clopidogrel bisulfate. Apotex’s Notice of Allegation (NOA) indicated that it had filed an Abbreviated New Drug Submission (ANDS) for clopidogrel bisulfate tablets and that it sought approval (a Notice of Compliance) of that ANDS before the expiration of Canadian Patent 1,336,777, which expires August 12, 2012. Apotex’s NOA further alleged that the ‘777 patent was invalid or not infringed. This action is scheduled for hearing on February 21, 2005, and a decision is expected before April 28, 2005, the date the statutory 24 month stay imposed on Apotex’s ANDS expires.

If a decision is favorable to Apotex, Inc., it could result in a generic product on the market in Canada in the second quarter of 2005.

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

Abatacept. On August 17, 2000, Repligen Corporation (Repligen) and the University of Michigan instituted a lawsuit against the Company in the U.S. District Court for the Eastern District of Michigan. The suit alleged that Dr. Craig Thompson, formerly a professor at the University of Michigan, had been involved in a collaboration with certain of the Company’s scientists, and that Thompson’s activity in the collaboration made him a rightful inventor on several patents that the Company later obtained covering

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 15. Legal Proceedings and Contingencies (Continued)

soluble forms of CTLA4 and related methods of use. After conducting a trial, in September 2003 the District Court ruled that Repligen and the University of Michigan had failed to prove that Thompson made any inventive contribution to the patents in suit, and thus he was not entitled to be added as a sole or joint inventor on the Company’s patents. Repligen and the University of Michigan appealed the District Court’s decision to the U.S. Court of Appeals for the Federal Circuit. On July 12, 2004, the Federal Circuit affirmed the trial court’s ruling. This decision is final and these proceedings have been concluded.

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

ABILIFY*. On August 11, 2004, Otsuka filed with the United States Patent and Trademark Office (USPTO) a Request for Reexamination of the basic U.S. composition of matter patent covering ABILIFY* (aripiprazole), an antipsychotic agent used for the treatment of schizophrenia (U.S. Patent Number No. 5,006,528, the “528 Patent”) that expires in 2009, and may be extended until 2014 if pending supplemental protection extensions are granted. Otsuka has determined that the original ‘528 Patent application contained an error in that the description of a prior art reference was identified by the wrong patent number. In addition, Otsuka has taken the opportunity to bring other citations to the attention of the USPTO. The Request for Reexamination, if granted by the USPTO, will allow the USPTO to consider the patentability of the patent claims in light of the corrected patent number and newly cited documents. The USPTO is expected to make a final decision on the reexamination within the next ten to fifteen months.

The Company and Otsuka believe that the invention claimed in the ‘528 Patent is patentable over the prior art and expect that the USPTO will reconfirm that in the reexamination. However, there can be no guarantee as to the outcome. If the patentability of the ‘528 Patent were not reconfirmed following a reexamination, there may be sooner than expected loss of market exclusivity of ABILIFY* and the subsequent development of generic competition which would be material to the Company.

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

The Company filed a motion for partial judgment in its favor based upon the pleadings. The plaintiff opposed the motion, in part by seeking again to amend its complaint. The court granted in part and denied in part the company’s motion and ruled that plaintiffs may amend their complaint to challenge certain alleged misstatements.

The court has certified two separate classes: a class relating to the period from November 8, 1999 to April 19, 2000 and a class relating to the period from March 22, 2001 to March 20, 2002. The class certification and proposed class certification are without prejudice to defendants’ rights to fully contest the merits of plaintiff’s claims. The plaintiff purports to seek compensatory damages, costs and expense on behalf of shareholders with respect to the class period and proposed class period.

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

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 15. Legal Proceedings and Contingencies (Continued)

Other Securities Matters

During the period March through May 2002, the Company and a number of its current and former officers were named as defendants in a number of securities class action suits. The suits variously alleged violations of federal securities laws and regulations in connection with three different matters: (1) VANLEV (as discussed above), (2) sales incentives and wholesaler inventory levels, and (3) ImClone, and ImClone’s product, ERBITUX*. As discussed above, the allegations concerning VANLEV have been transferred to the U.S. District Court for the District of New Jersey and consolidated with the action pending there. The remaining actions have been consolidated and are pending in the U.S. District Court for the Southern District of New York. Plaintiffs filed a consolidated class action complaint on April 11, 2003 against the Company and certain current and former officers alleging a class period of October 19, 1999 through March 10, 2003. The consolidated class action complaint alleges violations of federal securities laws in connection with, among other things, the Company’s investment in and relationship with ImClone and ImClone’s product, ERBITUX*, and certain accounting issues, including issues related to wholesaler inventory and sales incentives, the establishment of reserves, and accounting for certain asset and other sales. The plaintiffs seek compensatory damages, costs and expenses. On March 29, 2004, the U.S. District Court granted the Company’s motion to dismiss the consolidated class action complaint and dismissed the case with prejudice. Plaintiffs appealed that dismissal to the Second Circuit Court of Appeals (Court of Appeals). While that appeal was pending, the parties reached an agreement in principle to settle the action. On July 26, 2004, the Court of Appeals stayed the appeal and remanded the action to the District Court so that the District Court could consider the settlement. On July 30, 2004, the District Court vacated the Clerk’s Judgment in order to consider the settlement. Also on that day, the District Court entered an order preliminarily approving the settlement and certifying a class for settlement purposes only. Pursuant to the terms of the proposed settlement, all claims in the action will be dismissed, the litigation will be terminated, the defendants will receive releases, and the Company will pay $300 million to a fund for class members. On November 9, 2004, after a fairness hearing, the District Court approved the settlement and a judgment dismissing the case with prejudice. The settlement will become final in 30 days if no appeal is filed. At this time, there can be no assurance that no appeal will be filed or that any appeal that is filed will be resolved in favor of the settlement. Approximately 58 million shares have been excluded from the settlement pursuant to requests for exclusion. Of those, approximately 40 million shares are held by plaintiffs in the two pending actions discussed below.

In addition, an action was filed in early October 2003, in New York State Supreme Court, making similar factual allegations and asserting a variety of claims including, among others, common law fraud and negligent misrepresentation. No discovery has been taken in this matter. On January 9, 2004, the Company moved to dismiss the complaint. Oral arguments on the motion were held on April 16, 2004. There has been no decision on the motion. A related action was filed in September 2004, also in New York State Supreme Court, making similar factual allegations and asserting claims similar to those made in the New York State Supreme Court action filed in October 2003, but also containing allegations similar to the SEC Complaint issued in August 2004. The Company intends to file a motion to dismiss this case, and is in the process of negotiating with plaintiffs, a schedule for briefing that motion.

The Company and a number of the Company’s current and former officers were named as defendants in a purported class action filed on October 6, 2004 in the State Court in Cook County, Illinois. The complaint makes similar factual allegations as those made in the settled federal class action in the Southern District of New York and asserts common law fraud and breach of fiduciary duty claims. The complaint purports to assert those claims on behalf of stockholders who purchased company stock before October 19, 1999 and held onto their stock through March 10, 2003.

Beginning in October 2002, a number of the Company’s current and former officers and directors were named as defendants in three shareholder derivative suits pending in the U.S. District Court for the Southern District of New York. A number of the Company’s current and former officers and directors were named as defendants in three shareholder derivative suits filed during the period March 2003 through May 2003 in the U.S. District Court for the District of New Jersey. In July 2003 the U.S. District Court for the District of New Jersey ordered the three shareholder derivative lawsuits that were filed in that court transferred to the U.S. District Court for the Southern District of New York. Subsequently, the U.S. District Court for the Southern District of New York ordered all six

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 15. Legal Proceedings and Contingencies (Continued)

federal shareholder derivative suits consolidated. Plaintiffs have filed a consolidated, amended, verified shareholder complaint against certain members of the board of directors, current and former officers and PwC, the Company’s independent auditors. As is customary in derivative suits, the Company has been named as a defendant in this action. As a nominal defendant, the Company is not liable for any damages in the suit nor is any specific relief sought against the Company. The consolidated amended complaint alleges, among other things, violations of federal securities laws and breaches of fiduciary duty by certain individual defendants in connection with the Company’s conduct concerning, among other things: safety, efficacy and commercial viability of VANLEV (as discussed above); the Company’s sales incentives to certain wholesalers and the inventory levels of those wholesalers; the Company’s investment in and relations with ImClone and ImClone’s product ERBITUX*; and alleged anticompetitive behavior in connection with BUSPAR and TAXOL. The lawsuit also alleges malpractice (negligent misrepresentation and negligence) by PwC. The plaintiffs seek restitution and rescission of certain officers’ and directors’ compensation and alleged improper insider trading proceeds; injunctive relief; fees, costs and expenses; contribution from certain officers for alleged liability in the consolidated securities class action pending in the U.S. District Court for the Southern District of New York (as discussed above); and contribution and indemnification from PwC. No discovery has been taken in this matter. On December 19, 2003, the Company moved to dismiss the consolidated amended complaint. Oral argument on the motion to dismiss has not yet been scheduled. Two similar actions are pending in New York State Court. Plaintiffs seek equitable relief, damages, costs and attorneys’ fees.

As previously disclosed, on August 4, 2004, the Company entered into a final settlement with the SEC, concluding an investigation concerning certain wholesaler inventory and accounting matters. The settlement was reached through a Consent, a copy of which is attached to this Form 10-Q as Exhibit 10S. The settlement was filed in the federal court in Newark, New Jersey. In the Consent, the Company agreed, without admitting or denying any liability, not to violate certain provisions of the securities laws. The Company also agreed to establish a $150 million fund for a class of shareholders to be distributed under the court’s supervision. The $150 million fund, which includes a $100 million civil penalty, will be distributed to certain Company shareholders under a plan of distribution to be established by the SEC.

Under the terms of the Consent, the Company agreed, subject to certain defined exceptions, to limit sales of all products sold to wholesalers based on expected demand or on amounts that do not exceed approximately one month of inventory on hand, without making a timely public disclosure of any change in practice. The Company also agreed in the consent to certain measures that it has implemented or will implement, including: (a) establishing a formal review and certification process of its annual and quarterly reports filed with the SEC; (b) establishing a business risk and disclosure group; (c) retaining an outside consultant to comprehensively study and help re-engineer the Company’s accounting and financial reporting processes; (d) publicly disclosing any sales incentives offered to wholesalers for the purpose of inducing them to purchase products in excess of expected demand; (e) ensuring that the Company’s budget process gives appropriate weight to inputs that come from the bottom to the top, and not just those that come from the top to the bottom, and adequately documents that process.

The Company also agreed in the Consent to retain an “Independent Adviser” through the date that Bristol-Myers’s Form 10-K for the year ended 2005 is filed with the SEC. The Consent defines certain powers and responsibilities of the Independent Adviser. The Consent includes a process for the Independent Adviser to make recommendations regarding the Company’s compliance with applicable federal securities laws and corporate obligations. The Company has agreed in the Consent to adopt the Independent Adviser’s recommendations regarding compliance with applicable federal securities laws and corporate obligations.

The settlement does not resolve the ongoing investigation by the SEC of the activities of certain current and former members of the Company’s management in connection with the wholesaler inventory issues and other accounting matters, which investigation is ongoing. In addition, an investigation by the U.S. Attorney’s Office for the District of New Jersey concerning the inventory and accounting matters covered by the Company’s settlement with the SEC is continuing. The Company is continuing to cooperate with those investigations.

ERISA Litigation

In December 2002 and the first quarter of 2003, the Company and others were named as defendants in five class actions brought under the ERISA in the U.S. District Courts for the Southern District of New York and the District of New Jersey. These actions have been consolidated in the Southern District of New York under the caption In re Bristol-Myers Squibb Co. ERISA Litigation, 02 CV 10129 (LAP). An Amended Consolidated Complaint alleging a class period of January 1, 1999 through March 10, 2003 was served on August 18, 2003. The Amended Consolidated Complaint was brought on behalf of four named plaintiffs and a putative class consisting of all participants in the Bristol-Myers Squibb Company Savings and Investment Program (Savings Plan) and their beneficiaries for whose benefit the Savings Plan held and/or acquired Company stock at any time during the class period (excluding the defendants, their heirs, predecessors, successors and assigns). The named defendants are the Company, the Bristol-Myers Squibb

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 15. Legal Proceedings and Contingencies (Continued)

Company Savings Plan Committee (Committee), thirteen individuals who presently serve on the Committee or who served on the Committee in the recent past, Charles A. Heimbold, Jr. and Peter R. Dolan (the past and present Chief Executive Officers, respectively, and the Company). The Amended Consolidated Complaint generally alleges that the defendants breached their fiduciary duties under ERISA during the class period by, among other things, continuing to offer the Company Stock Fund and Company stock as investment alternatives under the Savings Plan; continuing to invest Company matching contributions in the Company Stock Fund and Company stock; and failing to disclose that investments in Company stock were (allegedly) imprudent. The Savings Plan’s purchases of Company stock after January 1, 1999 are alleged to have been transactions prohibited by ERISA. Finally, Defendants Heimbold and Dolan are alleged to have breached their fiduciary duties under ERISA by failing to monitor the actions of the Committee. These ERISA claims are predicated upon factual allegations similar to those raised in “Other Securities Matters” above, concerning, among other things: the safety, efficacy and commercial viability of VANLEV; the Company’s sales incentives to certain wholesalers and the inventory levels of those wholesalers; the Company’s investment in and relations with ImClone and ImClone’s product ERBITUX*; and alleged anticompetitive behavior in connection with BUSPAR and TAXOL.

There has not been significant discovery to date and discovery is currently stayed. On October 2, 2003, the Company and all other defendants moved to dismiss the Amended Consolidated Complaint. The plaintiffs have opposed the motion to dismiss, and the defendants have replied. The motions to dismiss have been administratively withdrawn without prejudice. Any party has the right to have the motions reinstated on request. In the second quarter of 2004, the Company established reserves for liabilities for this litigation of $20 million. It is not possible at this time reasonably to assess the final outcome of this litigation. In accordance with GAAP, the Company has determined that the reserves established represent the minimum expected probable losses with respect to this litigation. Eventual losses related to this litigation may exceed reserves, and the further impact could be material. The Company does not believe that the top-end of the range for these losses can be estimated. If the Company were not to prevail in final, non-appealable determination of this matter, the impact could be material.

Pricing, Sales and Promotional Practices Litigation and Investigations

The Company, together with a number of other pharmaceutical manufacturers, is a defendant in several private class actions and in actions brought by the Nevada, Montana, Pennsylvania and Wisconsin Attorneys General, the City of New York and the Counties of Suffolk, Westchester and Rockland, New York that are pending in federal and state courts relating to the pricing of certain Company products. The federal cases have been consolidated for pre-trial purposes under the caption In re Pharmaceutical Industry Average Wholesale Price Litigation, MDL No. 1456 in the U.S. District Court for the District of Massachusetts (AWP Multidistrict Litigation). On June 18, 2003 the Court in the AWP Multidistrict Litigation granted the private plaintiffs’ motion for leave to file an amended Master consolidated Complaint (Amended master Complaint). The Amended Master Complaint contains two sets of allegations against the Company. First, it alleges that the Company’s and many other pharmaceutical manufacturers’ reporting of prices for certain drug products (20 listed drugs in the Company’s case) had the effect of falsely overstating the Average Wholesale Price (AWP) published in industry compendia, which in turn improperly inflated the reimbursement paid to medical providers and others who prescribed and administered those products. Second, it alleges that the Company and certain other defendant pharmaceutical manufacturers conspired with one another in a program called the “Together Rx Card Program” to fix AWPs for certain drugs made available to consumers through the Program. The Amended Master Complaint asserts claims under the federal RICO and antitrust statutes and state consumer protection and fair trade statutes.

The Amended Master Complaint is brought on behalf of two main proposed classes, the first of which is divided into sub-classes: (1) all persons or entities who, from 1991 forward, (a) directly or through a pharmacy benefit manager reimbursed or paid for a listed drug based on a contract which used AWP as a pricing standard or (b) made a co-payment for a listed drug under Medicare Part B; and (2) all persons or entities who, from 2002 forward, paid or reimbursed any portion of the purchase price of a drug covered by the Together Rx Card Program based in whole or in part on AWP.

The Company and the other defendants moved to dismiss the Amended Master Complaint on the grounds it fails to state claims under the applicable statutes. These motions were denied on February 24, 2004, although the Court dismissed one of the plaintiffs’ claims for failure to plead a cognizable RICO “enterprise”. Accordingly, the Company and the other defendants were required to answer the Amended Master Complaint. In addition, the Company is one of five (5) defendants who have been ordered by Judge Saris to engage in fast track discovery. Discovery will continue as to these five defendants until January 30, 2005. On September 3, 2004, the plaintiffs moved for certification of the first main class, including sub-classes discussed above. The parties are currently briefing that motion, which is scheduled to be heard by the court on December 15, 2004.

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

In an opinion dated June 10, 2004, the court in the AWP Multidistrict Litigation dismissed some of the states’ Medicaid claims relating to “rebate” payments made by several drug manufacturers, including those claims relating to the Company, but otherwise upheld the complaints. The Company has filed its answer to the claims remaining in the Montana Attorney General’s complaint. The Company also has joined with other defendants in a motion to dismiss the Pennsylvania Attorney General’s action which is pending in Pennsylvania state court. That motion was heard on September 8, 2004, but no decision has yet been rendered. The Company was served with the Wisconsin Attorney General’s action on June 21, 2004. The Company and other defendants removed the case to Wisconsin federal court, however, on October 5, 2004 that court remanded the action back to Wisconsin state court. The Company anticipates that the Wisconsin case will now proceed in the state forum.

Finally, the Company is a defendant in related state court proceedings commenced in New York, New Jersey, California, Arizona and Tennessee, and in federal court proceedings commenced by the City of New York and the Counties of Suffolk, Westchester and Rockland, New York (collectively, the New York City & Counties AWP cases). Those proceedings were transferred to the AWP Multidistrict Litigation for pre-trial purposes, although plaintiffs in the California, Arizona and New Jersey actions sought to remand their cases to the state courts. The California remand motions were denied, the Arizona remand motion was granted, and the New Jersey remand motion remains pending. With respect to the case remanded to Arizona state court, defendants filed motions to dismiss or for a stay. The Arizona court denied the motions in their entirety and the case is proceeding to the class action certification state and discovery. The New York City & Counties AWP cases allege RICO claims similar to those made in the Amended Master Consolidated Complaint in the AWP Multidistrict Litigation, however, the claims are on behalf of the counties as contributors to New York State’s Medicaid obligations. Defendants in the first-filed Suffolk County case moved to dismiss the amended complaint in that action. In a decision dated September 30, 2004, the Court in the AWP Multidistrict Litigation granted the motion to dismiss the RICO and certain other claims, but sustained a number of the state law claims. The Company expects that it and the other Defendants in all the New York City & Counties AWP cases will answer those complaints in the near future.

On or about October 8, 2004, the Company was added as a defendant in a putative class action previously commenced against other drug manufacturers in Alabama federal court. The case is brought by two health care providers that are allegedly entitled under a federal statute, Section 340B of the Public Health Service Act, to discounted prices on prescription drugs dispensed to the poor in the provider’s local areas. The plaintiff health care providers contend that they and an alleged class of other providers authorized to obtain discounted prices under the stature may in fact not have received the level of discounts to which they are entitled. The Amended Complaint against the Company and the other manufacturers asserts claims directly under the federal statue, as well as under state law for unjust enrichment and for an accounting. The Company anticipates that it will join in a motion to dismiss the complaint that was filed by the original manufacturer defendants and that has, with the court’s approval been made applicable to the Amended Complaint.

These cases are at a very preliminary stage, and the Company is unable to assess the outcome and any possible effect on its business and profitability, or reasonably estimate possible loss or range of loss with respect to these cases. If the Company were not to prevail in final, non-appealable determinations of these litigations and investigations, the impact could be material.

The Company, together with a number of other pharmaceutical manufacturers, also has received subpoenas and other document requests from various government agencies seeking records relating to its pricing, sales and marketing practices, and “Best Price” reporting for drugs covered by Medicare and/or Medicaid. The requests for records have come from the U.S. Attorneys’ Offices for the District of Massachusetts, the Eastern District of Pennsylvania, and the Northern District of Texas, the Civil Division of the Department of Justice, the Offices of the Inspector General of the Department of Health and Human Services and the Office of Personnel Management (each in conjunction with the Civil Division of the Department of Justice), and several states. In addition,

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 15. Legal Proceedings and Contingencies (Continued)

requests for information have come from the House Committee on Energy & Commerce and the Senate Finance Committee in connection with investigations that the committees are currently conducting into Medicaid Best Price issues.

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

The Company is also analyzing its past and proposed systems for calculating prices for reporting under governmental rebate and pricing programs. The results of this analysis have identified the need for revisions to the calculation system methodology and processes used for calculating past rebate amounts and reported pricing. The Company’s methodology review is substantially complete. Based on the results of the Company’s analysis to date, the Company has recorded a liability equal to the estimated additional rebate liability resulting from these revisions. This estimated additional liability, which was not material, primarily resulted from errors in accounting. The Company’s analysis is ongoing. Completion of the analysis could result in additional estimated rebate liability. The Company expects to reflect any resulting changes in this estimate in its year end results. The Company’s proposed revisions and its updated estimate will be submitted for review to the Federal government agency with primary responsibility for these rebate and price reporting obligations (CMS). CMS’s review could result in further revisions to the Company’s methodologies and processes. The amount of additional rebate liability owed by the Company following completion of the Company’s analysis, or following review by CMS, if any, could materially exceed the estimate recorded in the third quarter. The Company also has strengthened and continues to strengthen its internal controls over these systems to remediate the processes and procedures the Company believes resulted in these proposed revisions.

Finally, the Company received a civil investigative demand from the Attorney General of the State of Missouri relating to direct-to-consumer advertising for PRAVACHOL for the period of 2001-2003. The Company received written confirmation from the Attorney General in July 2004 concluding its investigation with no action taken against the Company. The Company also received notice of a putative class action lawsuit involving issues related to the direct-to consumer advertising, filed on February 23, 2004, in circuit court of Jackson County Missouri at Kansas City, caption Richard Summers v. Bristol-Myers Squibb Company. The Company was served with this complaint on March 23, 2004 and removed the action to federal court. The action has been remanded to state court.

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

The Company, together with a number of other pharmaceutical manufacturers, has been named as a defendant in an action filed in California State Superior Court in Oakland, James Clayworth et al. v. Bristol-Myers Squibb Company, et al., alleging that the defendants have conspired to fix the prices of pharmaceuticals by preventing the importation of foreign drugs into the United States and asserting claims under California’s Cartwright Act and unfair competition law. The plaintiffs seek treble damages for any damages they have sustained; restitution of any profit obtained by defendants through charging artificially higher prices to plaintiffs; an injunction barring the defendants from charging the plaintiffs higher prices offered to other customers; an award of reasonable attorneys’ fees and costs; and any other relief the Court deems proper. The company intends to file a motion to dismiss this action. The plaintiffs have propounded interrogatories to the defendants, and defendants’ response is currently due on December 1, 2004.

This case is at a very preliminary stage, and the Company is unable to assess the outcome and any possible effect on its business and profitability, or reasonably estimate possible loss or range of loss with respect to this case. If the Company were not to prevail in a final, non-appealable determination of this litigation, the impact could be material.

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

In January 2001, the Company was served with its first PPA lawsuit. The Company currently is a defendant in approximately 68 personal injury lawsuits, filed on behalf of approximately 102 plaintiffs, in federal and state courts throughout the United States. The majority of these lawsuits involve multiple defendants. Among other claims, plaintiffs allege that PPA causes hemorrhagic and ischemic strokes, that the defendants were aware of the risk, failed to warn consumers and failed to remove PPA from their products. Plaintiffs seek compensatory and punitive damages. All of the federal cases have been transferred to the U.S. District Court for the Western District of Washington, In re Phenylpropanolamine (PPA) Products Liability Litigation, MDL No. 1407. The District Court has denied all motions for class certification and there are no class action lawsuits pending against the Company in this litigation.

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

At present, the Company has 187 lawsuits, on behalf of approximately 2,010 plaintiffs, pending against it in federal and state courts throughout the United States. Twenty-six of these cases are pending in New York State Court and have been consolidated for pretrial discovery. In addition, there are approximately 763 alleged, but unfiled, claims of injury associated with SERZONE. In August 2002, the federal cases were transferred to the U.S. District Court for the Southern District of West Virginia, In Re Serzone Products Liability Litigation, MDL 1477. Although discovery is still at a very early stage it appears that very few of these cases involve liver failure. In June 2003, the District Court dismissed the class claims in all but two of the class action complaints. A purported class action has also been filed in Illinois. Although a number of the class action complaints filed against the Company had sought the certification of one or more personal injury classes, the remaining class action complaints do not seek the certification of personal injury classes. In addition to the cases filed in the United States, there are three national class actions filed in Canada.

Without admitting any wrongdoing or liability, on or around October 15, 2004, the Company entered into a settlement agreement with respect to all claims in the United States and its territories regarding SERZONE. The settlement agreement embodies a schedule of payments dependant upon whether the class member has developed a qualifying medical condition, whether he or she can demonstrate that they purchased or took SERZONE, and whether certain other criteria apply. The settlement is subject to final approval by the District Court and any appeals therefrom. A motion for preliminary approval was filed on October 28, 2004; the Company expects a notice plan and a final fairness hearing will be scheduled shortly. Pursuant to the terms of the proposed settlement, all claims will be dismissed, the litigation will be terminated, the defendants will receive releases, and the Company commits to paying at least $70

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 15. Legal Proceedings and Contingencies (Continued)

million to funds for class members. Class Counsel will have the right to petition the court for an award of reasonable attorneys’ fees and expenses; the fees will be paid by the Company and will not reduce the amount of money paid to class members as part of the settlement. The Company may terminate the settlement based upon the number of claims submitted or the number of purported class members who opt not to participate in the settlement and instead pursue individual claims.

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

The Company is a party in approximately 40 cases pending, on behalf of a total of approximately 672 plaintiffs, in federal and state courts throughout the United States. Plaintiffs claim that the Company committed fraud on the FDA and wrongfully promoted STADOL NS as non-addictive. Further, plaintiffs allege that the Company failed to adequately warn of the addiction and dependency risk associated with the use of STADOL NS. The Company has reached an agreement in principle to settle 32 of the lawsuits involving approximately 660 plaintiffs. In addition to these lawsuits, there are approximately 15 active, alleged and unfiled claims. The majority of the cases and claims are pending in Mississippi.

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

HORMONE REPLACEMENT THERAPY (HRT) LITIGATION. The Company marketed products containing estrogen, specifically ESTRACE, ESTRADIOL, DELESTROGEN and OVCON until 2001. The Company currently is a defendant in approximately 372 HRT lawsuits, filed on behalf of 535 plaintiffs, in federal and state courts throughout the United States. The first lawsuit was served on the Company in July 2003. Plaintiffs allege that the HRT products cause breast cancer, stroke, blood clots, cardiac and other injuries in post-menopausal women, that the defendants were aware of these risks and failed to warn consumers. The federal cases are being transferred to the U.S. District Court for the Eastern District of Arkansas, In re Prempro (Wyeth) Products Liability Litigation, MDL No., 1507.

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

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 15. Legal Proceedings and Contingencies (Continued)

PLATINOL Litigation

On February 13, 2004, a class action complaint was filed by North Shore Hematology-Oncology Associates, P.C. against the Company in the U.S. District Court for the District of Columbia. This was a punative class action brought on behalf of direct purchasers of PLATINOL that alleged that the Company violated federal antitrust laws by maintaining a monopoly in the U.S. market. The allegations focused on the Company’s actions concerning U.S. Patent No. 5,562,925 (‘925 patent), including the procurement of the ‘925 patent, submission of information relating to the ‘925 patent for listing in the Orange Book, and initiation of previous lawsuits against potential generic manufacturers based on the ‘925 patent. Plaintiffs sought declaratory judgment and damages (including treble damages).

The Company markets PLATINOL under exclusive patent licenses from Research Corporation Technologies (RCT). Generic versions of PLATINOL (cisplatin) have been approved and marketed since 1999.

The Company has reached an agreement with the plaintiffs to settle this action. On September 28, 2004, the court entered an order preliminarily approving the settlement, certifying a class for settlement purposes only and scheduling a fairness hearing for November 30, 2004, at which time the Court will consider whether to finally approve the settlement. Pursuant to the terms of the proposed settlement, all claims in the action will be dismissed with prejudice, the litigation will be terminated, the Company and RCT will receive releases, and the Company will pay $50 million to a settlement fund for class members. The settlement is subject to final approval by the Court at the fairness hearing and any appeals therefrom. In addition, the Company may terminate the settlement if purported class members who purchased more than a certain percentage of the Company’s stock purchased during the class period opt not to participate in the settlement.

The Federal Trade Commission (FTC) also initiated an investigation relating to PLATINOL. This matter was settled with the entry of a consent decree, which is in effect until April 14, 2013.

In the second quarter of 2004, the Company established reserves for liabilities for the litigation of $25 million, and increased the reserves by $25 million in the third quarter of 2004, bringing the total reserve to $50 million as of September 30, 2004.

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

The U.S. Environmental Protection Agency (EPA) is investigating industrial and commercial facilities throughout the U.S. that use refrigeration equipment containing ozone-depleting substances (ODS) and enforcing compliance with regulations governing the prevention, service and repair of leaks (ODS requirements). Recently, the Company began a voluntary corporate-wide audit at its facilities in the U.S. and Puerto Rico that use ODS-containing refrigeration equipment. Although the audit is still on-going, the Company sent a letter to the EPA in July, 2004, reporting preliminary findings that some of the Company’s facilities may not be in compliance with certain ODS requirements. In addition to the matters covered in the Company’s preliminary audit report letter to the EPA, the EPA previously sent the Company’s wholly owned subsidiary, Mead Johnson, a request for information regarding compliance with ODS requirements at its facility in Evansville, Indiana. The Company responded to the request in June 2004, and has not received any further correspondence from the EPA. If the EPA determines that the Evansville facility, or any other facilities, was, or is, in violation of applicable ODS requirements, the Company could be subject to penalties and/or be required to convert or replace refrigeration equipment to use non-ODS approved substitutes.

In January 2004, the NJDEP sent the Company and approximately five other companies an information request letter relating to a site in North Brunswick Township, N.J. where waste materials from E.R. Squibb & Sons (Squibb), a wholly owned subsidiary of the Company, may have been disposed from the 1940s through the 1960s. Fill material containing industrial waste and heavy metals in excess of residential standards was discovered in Fall 2003 during an expansion project at the North Brunswick Township High School, as well as at a number of neighboring residential properties. The school board and the Township, who are the current owners of the site, have begun soil remediation work under a workplan approved by the NJDEP and have asked the Company to contribute to the cost of remediation. The Company is in discussions with the NJDEP, the site owners and other potentially responsible parties. The site investigation is ongoing, and no claims have been asserted against the Company.

In September 2003, the NJDEP issued an administrative enforcement Directive and Notice under the New Jersey Spill Compensation and Control Act requiring the Company and approximately 65 other companies to perform an assessment of natural resource damages and to implement unspecified interim remedial measures to restore conditions in the Lower Passaic River. The Directive alleges that the Company is liable because it historically sent bulk waste to the former Inland Chemical Company facility in Newark, N.J. for reprocessing, and that releases of hazardous substances from this facility have migrated into Newark Bay and continue to have an adverse impact on the Lower Passaic River watershed. Subsequently, the EPA also issued a notice letter under the U.S. Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) to numerous parties—but not including the Company—seeking their cooperation in a study of conditions in substantially the same stretch of the Passaic River that is the subject of the NJDEP’s Directive. The EPA estimates this study will cost $20 million. This study may also lead to clean-up actions, directed by the EPA and the Army Corps of Engineers. The Company is working cooperatively with a group of the parties that received the NJDEP Directive and/or the EPA notice to explore potential resolutions of the Directive and to address the risk of collateral claims. The extent of any liability, under either the Directive or the EPA’s notice letter, cannot yet be determined. Although the Company does not believe it has caused or contributed to any contamination in the Lower Passaic River watershed, the Company has informed the NJDEP that it is willing to discuss their allegations against the Company. In the Directive and in more recent communications to the cooperating group, NJDEP has stated that if the responsible parties do not cooperate, the NJDEP may perform the damage assessment and restoration and take civil action to recover its remedial costs, and treble damages for administrative costs and penalties.

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

In May 2003, the Environmental Quality Board of Puerto Rico (EQB) issued a notice to the Company alleging five violations of the federal Resource Recovery and Conservation Act relating to recordkeeping or storage requirements for hazardous wastes at the Company’s facility in Humacao. This matter has been settled for $6,400.

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 15. Legal Proceedings and Contingencies (Continued)

The Company is one of several defendants in a class action suit filed in superior court in Puerto Rico in February 2000 by residents alleging that air emissions from a government owned and operated wastewater treatment facility in Barceloneta have caused respiratory ailments and violated local air rules. The Company believes its wastewater discharges to the treatment facility are in material compliance with the terms of the Company’s permit. The Company believes that this litigation will be resolved for an immaterial amount, nevertheless, this suit is still at an initial stage and, in the event of an adverse judgment, the Company’s ultimate financial liability could be greater than anticipated.

The Company is also responsible under various state, federal and foreign laws, including CERCLA, for certain costs of investigating or remediating contamination resulting from past industrial activity at the Company’s current or former sites or at waste disposal or reprocessing facilities operated by third parties. The Company typically estimates these costs based on information obtained from the EPA, or counterpart state agency, and/or studies prepared by independent consultants, including the total estimated costs for the site and the expected cost-sharing, if any, other potentially responsible parties (PRP) The Company accrues liabilities when they are probable and reasonably estimable. As of September 30, 2004, the Company estimated its share of the total future costs for these sites is approximately $60 million which represents the sum of best estimates or, where no simple estimate can reasonably be made, estimates of minimums of such costs (without taking into account any potential recoveries from other parties, which are not currently expected). The Company has paid less than $4 million (excluding legal fees) in each of the last five years for investigation and remediation of such matters, including liabilities under CERCLA and other on-site remediations.

Although it is not possible to predict with certainty the outcome of these environmental proceedings or the ultimate costs of remediation, the Company does not believe that any reasonably possible expenditures that the Company may incur in excess of existing reserves will have a material adverse effect on its business, financial position, or results of operations.

Other Matters

On October 25, 2004, the SEC notified the Company that it is conducting an informal inquiry into the activities of certain of the Company’s German pharmaceutical subsidiaries and its employees and/or agents. The Company believes the SEC’s informal inquiry may encompass matters currently under investigation by the Staatsanwaltin prosecutor in Munich, German. Although, uncertain at this time, the Company believes the inquiry and investigation may concern potential violations of the Foreign Corrupt Practices Act and/or German law. The Company is cooperating with both the SEC and the German authorities. It is not possible at this time reasonably to assess the final outcome of these matters or to reasonably estimate the possible loss or range of loss.

The Company is conducting an internal review of its pharmaceutical operations in Mexico which had sales of $153 million for the nine months ended September 30, 2004. This broad review includes areas of compliance with legal, financial and regulatory requirements and the company’s Standards of Business Conduct and Ethics. The reviews are ongoing. At this time, the Company is unable to assess the impact, if any, the results these investigations may have on the Company.

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

Note 16. Subsequent Events

On November 7, 2004, the Company entered into a worldwide collaboration and share purchase agreement with Medarex, Inc. (Medarex) to codevelop and copromote MDX-010, a fully human antibody currently in Phase III development for the treatment of metastatic melanoma. The Company will make a cash payment of $25 million to Medarex which will be expensed as research and development in the fourth quarter of 2004. The Company will also make an equity investment in Medarex of $25 million, $1 million of which represent a premium over current market value and will be expensed in the fourth quarter of 2004. Further milestone payments are expected to be made upon the successful achievement of various regulatory and sales-related stages. The Company and Medarex will also share in future development and commercialization costs. The agreement is subject to regulatory approval under the Hart Scott Rodino Act and the receipt of consent from the U.S. Public Health Service of the sublicense to the Company of Medarex’s rights to MDX-1379, a vaccine that is being developed in conjunction with MDX-010.

Report of Independent Registered Public Accounting Firm

To the Board of Directors

and Stockholders of

Bristol-Myers Squibb Company:

We have reviewed the accompanying consolidated balance sheet of Bristol-Myers Squibb Company and its subsidiaries as of September 30, 2004, and the related consolidated statements of earnings, comprehensive income and retained earnings and of cash flows for each of the three-month and nine-month periods ended September 30, 2004 and 2003. These interim financial statements are the responsibility of the Company’s management.

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

November 8, 2004

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes contained herein.

Summary

For the third quarter of 2004, Bristol-Myers Squibb Company (the Company) reported global sales of $5.4 billion. Sales increased 1% from the prior year level resulting from a 1% favorable impact from foreign exchange rate fluctuations, a 2% increase due to changes in selling prices and a 2% decrease in volume, primarily due to exclusivity losses. U.S. sales decreased 2%, primarily due to exclusivity losses, partially offset by increased sales of new products. International sales increased 5%, primarily due to a 4% favorable foreign exchange impact.

Earnings before minority interest and income taxes decreased 15% to $1,151 million in 2004 from $1,361 million in 2003, primarily due to increases in cost of products sold as a result of a change in product mix, product exclusivity losses, increased investments in research and development, and restructuring and accelerated depreciation charges primarily related to downsizing and streamlining of the U.S. and European operations. Net earnings were $758 million, or $.39 and $.38 per share on a basic and diluted basis, respectively, in 2004 compared to $906 million, or $.47 per share on both a basic and diluted basis in 2003. While the Company expects exclusivity losses and new product mix to challenge its margins, the Company remains committed to invest significantly behind its businesses to maximize key growth drivers and to advance its late-stage pipeline. Several items affected the comparability of the results between 2004 and 2003, as discussed below under “—Earnings.”

At September 30, 2004, the Company held $7.3 billion in cash, cash equivalents, and marketable securities. Substantially all of such cash, cash equivalents, and marketable securities were held by the Company’s foreign subsidiaries. Congress recently approved the American Jobs Creation Act of 2004, which allows the Company to elect to deduct from its taxable income 85% of certain eligible dividends received by the Company from non-U.S. subsidiaries before the end of 2005 if those dividends are reinvested in the U.S. for eligible purposes. The Company estimates that up to approximately $9 billion in dividends from its non-U.S. subsidiaries could potentially be eligible for this deduction. The Company is currently evaluating the amount of such eligible dividends that its non-U.S. subsidiaries will remit. The Company anticipates accruing a provision for taxes associated with eligible dividends in the fourth quarter of 2004. Pending resolution of certain matters, and subject to further guidance from the Department of the Treasury, the Company estimates that such provision for taxes would be 5.25% of the amount of eligible dividends. Income taxes will not be provided on the balance of unremitted earnings since it continues to be management’s practice and intent to keep these earnings permanently invested offshore. For additional discussion of this matter, see “Item 1. Financial Statements—Note 7. Income Taxes.”

Long-term debt was $8.5 billion at September 30, 2004 and December 31, 2003. Cash provided from operating activities was $2.5 billion in the first nine months of 2004. Working capital was $4.8 billion at September 30, 2004, an improvement of $0.5 billion primarily driven by increases in cash and cash equivalents, partially offset by issuance of commercial paper.

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

In the third quarter of 2004, consistent with the Company’s mission to extend and enhance human life by developing the highest-quality products, the Company invested $615 million in research and development, a 9% growth over 2003. Research and development dedicated to pharmaceutical products, including milestone payments for in-licensing and development programs, was $566 million and as a percentage of pharmaceutical sales was 14.8% compared to 13.4% in 2003.

Three Months Results of Operations

Net Sales

Worldwide sales for the third quarter of 2004 increased 1% to $5,427 million from $5,372 million in 2003. The increase in sales in the third quarter of 2004 resulted from a 1% favorable impact from foreign exchange rate fluctuation, a 2% increase due to changes in selling prices and a 2% decrease in volume primarily due to exclusivity losses, primarily offset by increased sales of new products. U.S. sales decreased 2% to $3,282 million in 2004 from $3,334 million in 2003 due to exclusivity losses, partially offset by increased sales of new products. International sales increased 5%, primarily due to a 4% favorable foreign exchange impact, to $2,145 million in 2004 from $2,038 million in 2003. In general, the Company’s business is not seasonal. For information on U.S. pharmaceuticals prescriber demand, reference is made to the table within Business Segments under the Pharmaceuticals section below, which sets forth a comparison of changes in net sales to the estimated total U.S. prescription growth (for both retail and mail order customers) for certain of the Company’s primary care pharmaceutical products.

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

Under the consignment model, the Company does not recognize revenue upon shipment of product. Rather, upon shipment of product the Company invoices the wholesaler, records deferred revenue at gross invoice sales price and classifies the inventory held by the wholesalers as consignment inventory at the Company’s cost of such inventory. The Company recognizes revenue (net of the gross to net sales adjustments discussed below, all of which involve significant estimates and judgments) when the consignment inventory is no longer subject to the incentive arrangements described above, but not later than when such inventory is sold through to the wholesalers’ customers, on a first-in first-out (FIFO) basis.

Sales of the Company’s oncology products through the Oncology Therapeutics Network (OTN) business are also accounted for on a consignment basis. OTN uses a third-party distributor to ship these products to its customers. Upon shipment of the products to the distributor, the Company records deferred revenue at gross invoice sales price and classifies the inventory held by the distributor as consignment inventory at the Company’s cost of such inventory. The Company recognizes the revenue (net of the gross to net sales adjustments discussed below, all of which involve significant estimates and judgments) when the consignment inventory is sold to OTN’s customer.

In the case of new products for which the product introduction is not an extension of an existing line of product or where the Company has determined that there are not products in a similar therapeutic category, such that the Company cannot reliably estimate expected returns of the new product, the Company defers recognition of revenue until the right of return no longer exists or until the Company has developed sufficient historical experience to estimate sales returns.

Revenues of the Nutritionals and Other Healthcare segments and certain non-U.S. businesses within the Pharmaceuticals segment are recognized on the date of receipt by the purchaser.

The Company recognizes revenue net of various sales adjustments to arrive at net sales as reported on the Consolidated Statement of Earnings. These adjustments are referred to as gross-to-net sales adjustments. The following table sets forth the reconciliation of the Company’s gross sales to net sales by each significant category of gross-to-net sales adjustments:

	Three Months Ended September 30,
	2004	2003
Gross Sales	$6,588	$6,468

Gross to Net Sales Adjustments
Prime Vendor Charge-Backs	(315)	(279)
Women, Infants and Children (WIC) Rebates	(227)	(221)
Managed Health Care Rebates and Other Contract Discounts	(195)	(189)
Medicaid Rebates	(149)	(150)
Cash Discounts	(91)	(86)
Sales Returns	(62)	(88)
Other Adjustments	(122)	(83)

Total Gross to Net Sales Adjustments	(1,161)	(1,096)

Net Sales	$5,427	$5,372

The increase in gross-to-net sales adjustments for prime vendor charge-backs to $315 million from $279 million in 2003 was due to a shift in sales to products with higher charge-backs. No material revisions were made to the estimates for gross-to-net sales adjustments for the three months ended September 30, 2004 and 2003.

Earnings

In the third quarter of 2004, earnings before minority interest and income taxes decreased 15% to $1,151 million from $1,361 million in 2003. The decrease was principally due to $105 million of termination benefits and accelerated depreciation charges related to the downsizing and streamlining of worldwide operations primarily in the U.S. and Europe, increases in cost of products sold as a result of a change in product mix, products losing exclusivity and increased investments in research and development. Net earnings in the third quarter of 2004 decreased 16% to $758 million compared to $906 million in 2003. The effective income tax rate on earnings before minority interest and income taxes was 20.9% in the third quarter of 2004 compared with 25.4% in 2003. The lower effective tax rate was primarily driven by lower earnings in the U.S. as a result of increased reserves for litigation and restructuring, and product exclusivity losses. In 2004, basic earnings per share decreased 17% to $.39 from $.47 in 2003, while diluted earnings per share decreased 19% to $.38 from $.47 in 2003. Basic and diluted average shares outstanding for the third quarter of 2004 were 1,942 million and 1,975 million, respectively, compared to 1,937 million and 1,944 million, respectively, in 2003.

During the quarters ended September 30, 2004 and 2003, the Company recorded several (income)/expense items that affected the comparability of results of the periods presented herein, which are set forth in the following tables. For a discussion of these items, see “Item 1. Financial Statements—Note 3. Restructuring and Other Items”,”—Note 4. Acquisitions and Divestitures” and “—Note 15. Legal Proceedings and Contingencies”.

Three Months Ended September 30, 2004

	Cost of Products Sold	Research and Development	Acquired In- process Research and Development	Gain on Sale of Business	Provision for Restructuring and Other Items, net	Litigation settlement expense/ (income)	Other Expense, net	Total
	(dollars in millions)
Litigation Matters:
Product liability	$—	$—	$—	$—	$—	$—	$11	$11
Anti-trust litigation	—	—	—	—	—	25	—	25

	—	—	—	—	—	25	11	36
Other:
Gain on sale of Adult Nutritional business	—	—	—	(3)	—	—	—	(3)
Accelerated depreciation	47	1	—	—	—	—	—	48
Downsizing and streamlining of worldwide operations	—	—	—	—	57	—	—	57
Milestone payment	—	10	—	—	—	—	—	10
Acordis IPR&D write-off	—	—	1	—	—	—	—	1

	$47	$11	$1	$(3)	$57	$25	$11	149

Income taxes on items above								49

								$100

Three Months Ended September 30, 2003

	Cost of Products Sold	Research and Development	Provision for Restructuring and Other Items, net	Litigation settlement expense/ (income)	Total
	(dollars in millions)
Litigation Matters:
Litigation settlement income	$—	$—	$—	$(4)	$(4)

	—	—	—	(4)	(4)
Other:
Up-front payments for two licensing agreements	—	21	—	—	21
Accelerated depreciation and asset impairment charges	21	—	—	—	21
Termination benefits and other exit costs	—	—	9	—	9
Relocation and retention	—	—	8	—	8
Change in estimates	—	—	(4)	—	(4)

	$21	$21	$13	$(4)	51

Income taxes on items above					13

					$38

Gross margin percentages were 61.3% and 64.1% for the three months ended September 30, 2004 and 2003, respectively. Gross margins were negatively impacted in 2004 primarily due to increased sales of lower-margin products in the OTN segment, unfavorable mix and exclusivity losses in the U.S. pharmaceuticals business, partially offset by the sales growth of ABILIFY*, REYATAZ and PLAVIX*.

Expenses

Total costs and expenses, as a percentage of sales, were 78.8% in the third quarter of 2004 compared to 74.7% in 2003.

Cost of products sold, as a percentage of sales, increased to 38.7% in 2004 from 35.9% in 2003. This increase is primarily due to increased sales of lower margin products from OTN and the unfavorable impact of U.S. Pharmaceuticals sales mix. Cost of products sold also included $47 million of accelerated depreciation in 2004, and in 2003, $21 million which primarily consisted of accelerated depreciation related to the closure of manufacturing facilities in North America expected to be completed by the end of 2006.

Marketing, selling, and administrative expenses increased 5% to $1,209 million in 2004 from $1,151 million in 2003. As a percentage of sales, marketing, selling and administrative expenses increased to 22.3% in the third quarter of 2004 from 21.4% in 2003. The increase was primarily driven by increased sales and marketing support for new products, including additional sales support for ABILIFY*. In addition, the increase was also related to costs associated with the compliance with the Sarbanes-Oxley Act of 2002 and unfavorable foreign exchange driven by the strengthening of the euro.

Expenditures for advertising and product promotion in support of new and existing products were $325 million in 2004 compared with $332 million 2003, reflecting lower spending on in-line products in the U.S. pharmaceutical business, partially offset by increased investments in ABILIFY*, REYATAZ and ERBITUX*.

Research and development expenditures increased 9% to $615 million in 2004 from $565 million in 2003. Pharmaceutical research and development spending increased 10% from the prior year and, as a percentage of pharmaceutical sales, was 14.8% in the third quarter of 2004 and 13.4% in the third quarter of 2003. This increase is primarily driven by the Company’s continuing investments in compounds in late stage development, including muraglitazar, a dual PPAR (peroxisome proliferators activated receptor) agonist for diabetes; abatacept for rheumatoid arthritis; and entecavir, for hepatitis B, partially offset by Merck’s share of codevelopment costs related to muraglitazar. The increase also reflects the Company’s strategic focus on ten disease areas – oncology, HIV/AIDS, psychiatric disorders, atherosclerosis/thrombosis, diabetes, Alzheimer’s disease, hepatitis, obesity, rheumatoid arthritis and solid organ transplantation.

Restructuring programs were implemented in the third quarter of 2004 to downsize and streamline worldwide operations. The programs include costs for the termination of approximately 1,060 selling, administrative, manufacturing and research and development employees primarily in the Pharmaceuticals segment primarily in Europe, the U.S., Canada and Puerto Rico. As a result of these actions, the Company expects the annual benefit to earnings before minority interest and income taxes to be approximately $125 million in future periods. The Company expects to substantially complete these activities by the end of 2004. For additional information on restructuring, see “Item 1. Financial Statements—Note 3. Restructuring and Other Items.”

Litigation settlement expense/(income) were $25 million of expense in 2004 related to increased reserves for anti-trust litigation regarding PLATINOL and $4 million of income in 2003. For additional information on litigation, see “Item 1. Financial Statements—Note 15. Legal Proceedings and Contingencies.”

Equity in net income of affiliates for the three months ended September 30, 2004 and 2003 was $70 million and $54 million, respectively. Equity in net income of affiliates principally related to the Company’s joint venture with Sanofi-Aventis (Sanofi) and investment in ImClone Systems, Inc. (ImClone). In 2004, the increase in equity in net income of affiliates primarily relates to higher net income in both the Sanofi joint venture and ImClone. For additional information on equity in net income of affiliates, see “Item 1. Financial Statements—Note 2. Alliances and Investments.”

Other expense, net was $17 million in the third quarter of 2004 compared to $79 million in the third quarter of 2003. Other expense, net, includes interest expense, interest income, foreign exchange gains and losses, income from contract manufacturing, royalty income, and gains and losses on disposal of property, plant and equipment. The favorability was primarily due to higher income from third party manufacturing, lower net foreign exchange losses, partially offset by higher litigation settlements and higher net interest expense.

Business Segments

Pharmaceuticals

Sales for the Pharmaceuticals segment in the three months ended September 30, 2004 were $3,831 million as compared to $3,847 million in 2003. U.S. pharmaceutical sales decreased 2% to $2,154 million in the third quarter of 2004 from $2,201 million in 2003. U.S. pharmaceutical sales were negatively affected by the increased competition for PRAVACHOL and PARAPLATIN, and exclusivity losses of the GLUCOPHAGE* franchise. International sales for the Pharmaceuticals segment increased 2% to $1,677 million in 2004, including a 4% favorable foreign exchange impact, from $1,646 million in 2003.

The following table sets forth the reconciliation of the U.S. Pharmaceuticals’ gross sales to net sales by each significant category of gross-to-net sales adjustments:

	Three Months Ended September 30,
	2004	2003
Gross Sales	$2,830	$2,860

Gross to Net Sales Adjustments
Prime Vendor Charge-Backs	(288)	(249)
Managed Health Care Rebates and Other Contract Discounts	(156)	(152)
Medicaid Rebates	(147)	(150)
Cash Discounts	(55)	(54)
Sales Returns	(30)	(50)
Other Adjustments	—	(4)

Total Gross to Net Sales Adjustments	(676)	(659)

Net Sales	$2,154	$2,201

The increase in U.S. Pharmaceuticals’ gross-to-net sales adjustments for prime vendor charge-backs to $288 million from $249 million in 2003 was due to a shift in sales to products with higher charge-backs. No material revisions were made to the estimates for gross-to-net sales adjustments for the three months ended September 30, 2004 and 2003.

Sales of selected products in the third quarter of 2004 were as follows:

•	Total revenue for ABILIFY* which is primarily alliance revenue for the Company’s 65% share of net sales in co-promotion countries with Otsuka Pharmaceutical Co. Ltd. (Otsuka), increased 63% to $165 million from $101 million in 2003. The antipsychotic agent, used for treatment of schizophrenia, was introduced in the U.S. in November 2002 and has achieved a weekly new prescription share of the U.S. antipsychotic market of approximately 10%. The Company and Otsuka received an approvable letter for a Supplemental New Drug Application (sNDA) for ABILIFY* for the treatment of acute mania in patients with bipolar disorder. An sNDA for bipolar maintenance was also submitted to the U.S. Food and Drug Administration (FDA) early this year. In June 2004, the European Commission granted marketing authorization for ABILIFY* and public sales also commenced in June 2004. In September 2004, the FDA approved ABILIFY* for the treatment of acute bipolar mania in the U.S. Market exclusivity for ABILIFY* is expected to expire in 2009 in the U.S. (and may be extended until 2014 if a pending statutory term extension is granted). Market exclusivity for ABILIFY* is expected to expire in 2009 for major markets in the EU (but may be extended until 2014 if supplementary protection certificates are issued). In addition, the pre-clinical and clinical data supporting ABILIFY* have ten years of regulatory data protection/data exclusivity in the EU through June 2014. The Company currently copromotes ABILIFY* with Otsuka in the United Kingdom and Germany, and will also copromote it in France and Spain. The Company also has exclusive rights to sell ABILIFY* in a number of other countries in Europe, the Americas and Asia. The Company’s right to market ABILIFY* expires in November 2012 in the U.S. and Puerto Rico and, for the countries in the EU where the Company has the exclusive right to market ABILIFY* in June 2014. For additional information on revenue recognition of ABILIFY*, see “Item 1. Financial Statements—Note 2. Alliances and Investments.”

•	ERBITUX*, an injection used in combination with irinotecan in the treatment of patients with Epidermal Growth Factor Receptor (EGFR)-expressing metastatic colorectal cancer who are refractory to irinotecan-based chemotherapy and as a single agent in the treatment of patients with EGFR-expressing metastatic colorectal cancer who are intolerant to irinotecan-based chemotherapy, was approved by the FDA in February 2004. Sales of ERBITUX*, which is sold almost exclusively in the U.S., were $84 million for the third quarter. A patent relating to combination therapy with ERBITUX* expires in September 2018 in the U.S. and Japan. The Company does not, but others do, market ERBITUX* in countries in the EU.

•	Sales of PLAVIX*, a platelet aggregation inhibitor sold by the Company primarily in the U.S., increased 30%, including a 1% favorable foreign exchange impact, to $902 million in 2004 from $694 million in 2003, primarily due to strong prescription growth of 23% in the U.S. market and price increases. PLAVIX* is a cardiovascular product launched from the alliance between the Company and Sanofi. Market exclusivity for PLAVIX* is expected to expire in 2011 in the U.S. Statements on exclusivity are subject to any adverse determination that may occur with respect to the PLAVIX* patent litigation. For additional information on the PLAVIX* patent litigation, see “Item 1. Financial Statements—Note 15. Legal Proceedings and Contingencies.”

•

Sales of AVAPRO*/AVALIDE*, an angiotensin II receptor blocker for the treatment of hypertension, increased 32%, including a 2% favorable foreign exchange impact, to $241 million in 2004 from $182 million in 2003 due to strong U.S. prescription growth of approximately 15%. AVAPRO*/AVALIDE* are cardiovascular products launched from the alliance between the Company and Sanofi. Market exclusivity for AVAPRO*/AVALIDE* (known in the EU as

APROVEL/KARVEA) is expected to expire in 2011 in the U.S. and 2012 in countries in the EU; AVAPRO*/AVALIDE* is not currently marketed in Japan.

•	Worldwide sales of PRAVACHOL, the Company’s cholesterol-lowering agent, decreased 24%, including a 2% favorable foreign exchange impact, to $598 million in 2004 from $787 million in 2003. PRAVACHOL sales in the U.S. decreased 31% to $318 million, due to increased competition from established brands and new entrants. Total U.S. prescriptions decreased approximately 13%. PRAVACHOL wholesaler inventory levels in the U.S. are now estimated at two-thirds of a month. International sales decreased 15%, including a 5% favorable foreign exchange impact, to $280 million primarily due to exclusivity loss in select European markets, including Germany and the U.K. in the third quarter of 2004. Market exclusivity for PRAVACHOL is expected to expire in 2006 in the U.S. and between 2002 and 2007 in countries in the EU. The Company does not (but Sankyo does) market pravastatin in Japan.

•	TAXOL and PARAPLATIN, the Company’s leading anti-cancer agents, recorded sales of $243 million and $177 million, respectively, compared to $238 million and $245 million, respectively, in 2003. Sales of TAXOL, which are almost exclusively international, increased 2%, including a 5% favorable foreign exchange impact, to $243 million from $238 million in 2003. Generic competition for TAXOL in the major European markets began in the second quarter and has increased in the third quarter of 2004. PARAPLATIN sales decreased by 28% due to generic competition beginning at the end of the second quarter of 2004. Market exclusivity for TAXOL ended in 2002 in the U.S., in 2003 in the EU and is expected to expire sometime before 2013 in Japan. Market exclusivity for PARAPLATIN expires in the U.S. in October 2004. Market exclusivity for PARAPLATIN expired in 2000 in the EU and in 1998 in Japan. For additional information on PARAPLATIN market exclusivity, see “Item 1. Financial Statements—Note 15. Legal Proceedings and Contingencies.”

•	Sales of the GLUCOPHAGE* franchise decreased 82% to $43 million in 2004 from $236 million in 2003 due to generic competition.

•	Sales of SUSTIVA, a non-nucleoside reverse transcriptase inhibitor for the treatment of HIV/AIDS, increased 65% to $157 million in 2004 from $95 million in 2003, primarily due to increased demand in the third quarter of 2004 and lower sales in the third quarter of 2003 primarily due to workdown of wholesaler inventory. Market exclusivity for SUSTIVA is expected to expire between 2013 and 2014 in the U.S. and in countries in the EU. The Company does not (but others do) market SUSTIVA in Japan.

•	Sales of REYATAZ, a protease inhibitor for the treatment of HIV/AIDS launched in the U.S. in the third quarter of 2003 and in Europe in the second quarter of 2004, were $106 million. REYATAZ has achieved a 20% share of protease inhibitor class sales in the initial launch countries. Market exclusivity for REYATAZ is expected to expire in 2017 in the U.S., in countries in the EU and Japan.

•	Sales of VIDEX/VIDEX EC increased 18% to $67 million from $57 million in 2003, mainly due to an increase in domestic sales while international sales remained constant. The Company has a licensing arrangement with the U.S. Government for VIDEX/VIDEX EC, which by its terms became non-exclusive in 2001. The U.S. Government’s method of use patent expires in 2007 in the U.S. (which includes an earned pediatric extension) and in Japan, and between 2006 and 2009 in countries in the EU. Because the license to the Company is non-exclusive, the U.S. Government can issue licenses to competitors at any time. With respect to VIDEX/VIDEX EC, the Company has patents covering a reduced mass formulation of VIDEX/VIDEX EC that expire in 2012 in the U.S., the EU and Japan. However, these patents apply only to the type of reduced mass formulation specified in the patent. Other reduced mass formulations may exist. There is currently no issued patent covering the VIDEX EC formulation. For additional information on the VIDEX/VIDEX EC patent challenge, see “Item 1. Financial Statements—Note 15. Legal Proceedings and Contingencies.”

•	Sales of ZERIT, an antiretroviral agent, were $69 million in 2004, an increase of 6%, including a 3% favorable foreign exchange impact, from $65 million in 2003. Market exclusivity for ZERIT is expected to expire in 2008 in the U.S., between 2007 and 2011 in countries in the EU and 2008 in Japan.

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

	Three Months Ended September 30, 2004		Three Months Ended September 30, 2003
	% Change in U.S. Net Sales(a)	% Change in Total U.S. Prescriptions(b)	% Change in U.S. Net Sales(a)	% Change in Total U.S. Prescriptions(b)
	(unaudited)
PLAVIX*	32	23	54	28
PRAVACHOL	(31)	(13)	9	4
AVAPRO*/AVALIDE*	36	15	60	14
SUSTIVA	121	4	(39)	18
ABILIFY* (total revenue)	52	85	*	*
MONOPRIL	(78)	(81)	2	(15)
GLUCOVANCE*	(87)	(79)	47	1
ZERIT	48	(29)	(66)	(25)
CEFZIL	58	(26)	(44)	(2)
COUMADIN	(5)	(18)	(22)	(14)
VIDEX/VIDEX EC	59	(3)	(47)	4

(a)	Reflects change in net sales in dollar terms, compared with the same period in the prior year, including change in average selling prices and wholesaler buying patterns.

(b)	Reflects change in total prescriptions in unit terms, compared with the same period in the prior year, based on third-party data.

The following table sets forth for each of the Company’s key pharmaceutical products sold by the Company’s U.S. Pharmaceuticals business, the amount of the U.S. Pharmaceuticals business’s net sales of the applicable product for the three months ended September 30, 2004 and the estimated number of months on hand of the applicable product in the U.S. wholesaler distribution channel as of September 30, 2004.

	Net Sales (in millions)	Months on Hand
PLAVIX*	$781	0.6
PRAVACHOL	318	0.6
ABILIFY	152	0.6
AVAPRO*/AVALIDE*	148	0.6
PARAPLATIN	145	1.0
SUSTIVA	95	0.7
REYATAZ	75	0.6
COUMADIN	58	0.8
GLUCOVANCE*/ GLUCOPHAGE*IR/ GLUCOPHAGE*XR	39	0.9
ZERIT	34	0.7
TEQUIN	31	0.8
CEFZIL	30	0.6
VIDEX/VIDEX EC	27	0.6
MONOPRIL	13	0.9

The Company determines the above months on hand estimates by dividing the estimated amount of the product in the wholesaler distribution channel by the estimated amount of out-movement of the product over a period of one month calculated as described below. Factors that may influence the Company’s estimates include generic competition, seasonality of products, wholesaler purchases in light of increases in wholesale list prices, new product launches, new warehouse openings by wholesalers and new customer stockings by wholesalers.

The Company maintains inventory management agreements (IMAs) with most of its U.S. wholesalers which account for nearly 100% of total gross sales of U.S. Pharmaceutical products. Under the terms of the IMAs these wholesalers do provide the Company with information with respect to inventory levels of product on hand and the amount of out-movement of products. The inventory information received from wholesalers is a product of their record-keeping process and excludes inventory held by intermediaries to whom they sell, such as retailers and hospitals. The Company determines the amount of out-movement of a product over a period of one month by using the most recent prior four weeks of out-movement of a product as provided by these wholesalers. The Company also determines the above months on hand estimates by using such factors as historical sales made to those wholesalers and from third-party market research data related to prescription trends and patient demand.

Earnings before minority interest and income taxes for the Pharmaceuticals segment decreased to $1,120 million in the third quarter of 2004 from $1,205 million in 2003. The decrease in earnings before minority interest and income taxes was driven by gross margin erosion due to generic competition and product mix, additional sales representatives supporting ABILIFY* and higher spending in research and development.

Oncology Therapeutics Network

Sales by OTN, a specialty distributor of third-party anti-cancer medicines and related products, increased 13% to $649 million in 2004 from $574 million in 2003. The increase in sales compared to the previous year was due to new product launches from other manufacturers.

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

Earnings before minority interest and income taxes decreased to $4 million in the third quarter of 2004 from $6 million in 2003.

Nutritionals

Worldwide Nutritional sales decreased 7%, including a 1% unfavorable foreign exchange impact, to $484 million from $518 million in 2003. Excluding the Adult Nutritional business, which was divested in February 2004, sales increased 5%, to $484 million from $459 million in 2003, including a 1% unfavorable foreign exchange impact. Also excluding the Adult Nutritional business, international sales increased 16%, including a 2% unfavorable foreign exchange impact, from increased sales of infant formula and children’s nutritional products, while U.S. sales decreased 6%, from decreased sales under the WIC program. Mead Johnson continues to be the leader in the U.S. infant formula market. During the third quarter of 2004 and 2003, the Nutritionals business recorded $227 million and $221 million, respectively, as a reduction to gross sales, for WIC rebate claims.

Earnings before minority interest and income taxes for the Nutritionals segment decreased to $126 million in 2004 from $155 million in 2003, driven by lower infant formula sales in the U.S. and the negative impact of the divestiture of the Adult Nutritional business.

Other Healthcare

Sales in the Other Healthcare segment increased 7%, including a 3% favorable foreign exchange impact, to $463 million in 2004 from $433 million in 2003. The Other Healthcare segment is comprised of the ConvaTec, Medical Imaging and Consumer Medicines (United States and Japan) businesses.

•	ConvaTec sales for the three months ended September 30, 2004 increased 8%, including a 5% favorable foreign exchange impact, to $237 million from $219 million in 2003.

•	Medical Imaging sales for the three months ended September 30, 2004, increased 12% to $145 million from $129 million in 2003, primarily due to a 22% increase in CARDIOLITE sales to $101 million in 2004 from $83 million in 2003.

•	Consumer Medicines sales for the three months ended September 30, 2004 decreased 5% to $81 million from $85 million in 2003.

Earnings before minority interest and income taxes for the Other Healthcare segment increased to $138 million in 2004 from $115 million in 2003 primarily due to sales growth in the ConvaTec and Medical Imaging businesses.

Nine Months Results of Operations

Net Sales

Worldwide sales for the first nine months of 2004 increased 5% to $16,038 million from $15,229 million in 2003. The increase in worldwide net sales in the first nine months of 2004 resulted from a 1% increase in volume, a 3% favorable impact from foreign exchange rate fluctuations and a 1% increase due to changes in selling prices. U.S. sales increased 2% to $9,618 million in 2004 from $9,430 million in 2003 due to growth in prescription demand for key brands and new product introductions, partially offset by lower sales in the third quarter as a result of exclusivity losses. International sales increased 11%, primarily due to an 8% favorable foreign exchange impact, to $6,420 million in 2004 from $5,799 million in 2003. In general, the Company’s business is not seasonal. For information on U.S. pharmaceuticals prescriber demand, reference is made to the table within Business Segments under the Pharmaceuticals section below, which sets forth a comparison of changes in net sales to the estimated total prescription growth (for both retail and mail order customers) for certain of the Company’s primary care pharmaceutical products.

The following table sets forth the reconciliation of the Company’s gross sales to net sales by each significant category of gross-to-net sales adjustments:

	Nine Months Ended September 30,
	2004	2003
Gross Sales	$19,413	$18,424

Gross to Net Sales Adjustments
Prime Vendor Charge-Backs	(958)	(906)
WIC Rebates	(633)	(671)
Managed Health Care Rebates and Other Contract Discounts	(527)	(510)
Medicaid Rebates	(470)	(376)
Cash Discounts	(262)	(253)
Sales Returns	(225)	(242)
Other Adjustments	(300)	(237)

Total Gross to Net Sales Adjustments	(3,375)	(3,195)

Net Sales	$16,038	$15,229

The gross-to-net sales adjustments for prime vendor charge-backs and Medicaid rebates increased to $958 million and $470 million in 2004, respectively, from $906 million and $376 million in 2003, respectively. These increases were primarily due to a shift in sales to products with higher discounts in prime vendor and Medicaid programs. No material revisions were made to the estimates for gross-to-net sales adjustments for the nine months ended September 30, 2004 and 2003.

Earnings

For the nine months ended September 30, 2004, earnings before minority interest and income taxes decreased 10% to $3,395 million from $3,771 million in 2003. The decrease was principally due to a $491 million increase in reserves primarily for liabilities related to previously disclosed legal matters and product liability, $151 million of restructuring and accelerated depreciation charges related to the downsizing and streamlining of worldwide operations primarily in the U.S. and Europe, the write-off of in-process research and development of $63 million resulting from the Acordis acquisition, partially offset by a pre-tax gain of $316 million on the sale of the Mead Johnson Adult Nutritional business. In addition, the decrease in 2004 was also due to increases in cost of products sold as a result of a change in product mix, products losing exclusivity and increased investment in research and development, mainly offset by higher sales. Net earnings in the first nine months of 2004 decreased 14% to $2,249 million compared to $2,600 million in 2003. The effective income tax rate on earnings before minority interest and income taxes was 22.4% in the first nine months of 2004 compared with 24.5% in 2003. The lower effective tax rate was primarily driven by lower earnings in the U.S. as a result of increased reserves for litigation and restructuring, product exclusivity losses and favorable resolution of certain tax contingencies. In 2004, basic earnings per share decreased 13% to $1.16 from $1.34 in 2003, while diluted earnings per share decreased 15% to $1.14 from $1.34 in 2003. Basic and diluted average shares outstanding for the first nine months of 2004 were 1,941 million and 1,975 million, respectively, compared to 1,936 million and 1,942 million, respectively, in 2003.

During the nine months ended September 30, 2004 and 2003, the Company recorded several (income)/expense items that affected the comparability of results of the periods presented herein, which are set forth in the following tables. For a discussion of these items, see

“Item 1. Financial Statements “—Note 3. Restructuring and Other Items”, “—Note 4. Acquisitions and Divestitures” and “—Note 15. Legal Proceedings and Contingencies”.

Nine Months Ended September 30, 2004

	Cost of Products Sold	Research and Development	Acquired In- process Research and Development	Gain on Sale of Business	Provision for Restructuring and Other Items, net	Litigation settlement expense/(income)	Other Expense, net	Total
	(dollars in millions)
Litigation Matters:
Private litigation and governmental investigations (a)	$—	$—	$—	$—	$—	$320	$—	$320
Product liability	75	—	—	—	—	—	11	86
Pharmaceutical pricing and sales litigation (b)	—	—	—	—	—	34	—	34
Commercial litigation	26	—	—	—	—	—	—	26
Anti-trust litigation	—	—	—	—	—	50	—	50
Product liability insurance recovery	(25)	—	—	—	—	—	—	(25)

	76	—	—	—	—	404	11	491
Other:
Gain on sale of Adult Nutritional business	—	—	—	(316)	—	—	—	(316)
Accelerated depreciation	70	1	—	—	—	—	4	75
Downsizing and streamlining of worldwide operations	1	—	—	—	75	—	—	76
Milestone payment	—	40	—	—	—	—	—	40
Acordis IPR&D write-off	—	—	63	—	—	—	—	63

	$147	$41	$63	$(316)	$75	$404	$15	429

Income taxes on items above								94

								$335

(a)	Relates to wholesaler inventory and accounting matters consisting of $320 million disclosed by the Company in the second quarter of 2004, which is incremental to the $150 million recorded in 2003, bringing the total reserve to $470 million.

(b)	Incremental to the $100 million reserve recorded by the Company in 2003, bringing the total reserve to $134 million.

Nine Months Ended September 30, 2003

	Cost of Products Sold	Research and Development	Provision for Restructuring and Other Items, net	Litigation settlement expense/(income)	Total
	(dollars in millions)
Litigation Matters:
Litigation settlement income	$—	$—	$—	$(66)	$(66)

	—	—	—	(66)	(66)
Other:
Up-front payments for two licensing agreements	—	21	—	—	21
Accelerated depreciation	35	—	—	—	35
Termination benefits and other exit costs	—	—	34	—	34
Asset impairment charges	11	—	—	—	11
Relocation and retention	—	—	13	—	13
Change in estimates	—	—	(29)	—	(29)

	$46	$21	$18	$(66)	19

Income taxes on items above					5

					$24

Gross margin percentages were 62.0% and 64.0% for the nine months ended September 30, 2004 and 2003, respectively. Gross margins were negatively impacted in 2004 due to increased sales of lower-margin products in the OTN segment, unfavorable mix and exclusivity losses in the U.S. pharmaceuticals business, product liability related to SERZONE, partially offset by the sales growth of ABILIFY*, REYATAZ and PLAVIX*.

Expenses

Total costs and expenses, excluding gain on sale of business, as a percentage of sales, were 80.8% in the first nine months of 2004 compared to 75.2% in 2003.

Cost of products sold, as a percentage of sales, increased to 38.0% in 2004 from 36.0% in 2003. This increase is primarily due to a $75 million increase in product liability reserve, as well as increased sales of lower margin products from OTN, the unfavorable impact of U.S. Pharmaceuticals sales mix, partially offset by the sales growth of ABILIFY, REYATAZ and PLAVIX. Cost of products sold also included $26 million of commercial litigation expense, $25 million of product liability insurance recovery and $70 million which consisted primarily of accelerated depreciation in 2004, and in 2003, a $46 million charge for asset impairments and accelerated depreciation related to the closure of manufacturing facilities in North America expected to be completed by the end of 2006.

Marketing, selling and administrative expenses increased 8% to $3,655 million in 2004 from $3,398 million in 2003. As a percentage of sales, marketing, selling and administrative expenses increased to 22.8% in the first nine months of 2004 from 22.3% in 2003. The increase was primarily driven by increased sales and marketing support for in-line products, including additional sales representatives supporting ABILIFY*. In addition, the increase was also related to costs associated with the compliance with the Sarbanes-Oxley Act of 2002 and unfavorable foreign exchange driven by the strengthening of the euro.

Expenditures for advertising and product promotion in support of new and existing products were $987 in 2004 compared with $1,001 million in 2003, reflecting lower spending on in-line and non-exclusive products, mostly offset by increased spending on new products including ABILIFY*, ERBITUX* and REYATAZ.

Research and development expenditures increased 17% to $1,823 million in 2004 from $1,564 million in 2003. Pharmaceutical research and development spending increased 15% from the prior year and, as a percentage of pharmaceutical sales, was 14.7% in the first nine months of 2004 compared to 13.4% in the first nine months of 2003. This increase is primarily due to higher spending on new development projects, including new alliances, investments in late stage development and investments in the area of biologics, partially offset by Merck’s share of codevelopment costs related to muraglitazar. The increase also reflects the Company’s strategic focus on ten disease areas – oncology, HIV/AIDS, psychiatric disorders, atherosclerosis/thrombosis, diabetes, Alzheimer’s disease, hepatitis, obesity, rheumatoid arthritis and solid organ transplantation.

Acquired in-process research and development of $63 million relates to the purchase of Acordis, a U.K. based company which is expected to strengthen the Company’s leadership position in wound therapies.

Restructuring programs were implemented in the first nine months of 2004 to downsize and streamline worldwide operations. The programs include costs for the termination of approximately 1,270 selling, administrative, manufacturing and research and development personnel primarily in the Pharmaceuticals segment. As a result of these actions, the Company expects the annual benefit to earnings before minority interest and income taxes to be approximately $142 million in future periods. The Company expects to substantially complete these activities by the end of 2004. For additional information on restructuring, see “Item 1. Financial Statements—Note 3. Restructuring and Other Items.”

Litigation settlement expense/(income) were $404 million of expense in 2004 and $66 million of income in 2003. The $404 million of expense in 2004 consisted of $320 million related to private litigation and governmental investigations related to wholesaler inventory issues and accounting matters, $50 million related to the PLATINOL litigation settlement and $34 million related to pharmaceutical pricing and sales and practices. The $66 million of income in 2003 consisted of $30 million income for patent defense cost reimbursement, $27 million in litigation settlement income, $21 million from the settlement of the anti-trust litigation involving vitamin manufacturers, partially offset by $12 million in TAXOL/BUSPAR litigation settlement expense. For additional information on litigation, see “Item 1. Financial Statements—Note 15. Legal Proceedings and Contingencies.”

Gain on sale of business of $316 million in 2004 relates to the sale of the Mead Johnson Adult Nutritional business. The Company expects to record future adjustments to the gain upon the satisfaction of post-closing matters. For additional information on the sale of the Adult Nutritional business, see “Item 1. Financial Statements—Note 4. Acquisitions and Divestitures.”

Equity in net income of affiliates for the first nine months of 2004 and 2003 was $204 million and $124 million, respectively. Equity in net income of affiliates principally related to the Company’s joint venture with Sanofi and investment in ImClone. In 2004, the increase in equity in net income of affiliates primarily relates to higher net income in both the Sanofi joint venture and ImClone. For additional information on equity in net income of affiliates, see “Item 1. Financial Statements—Note 2. Alliances and Investments.”

Other expense, net was $62 million in the first nine months of 2004 compared to $177 million in the first nine months of 2003. Other expense, net, includes interest expense, interest income, foreign exchange gains and losses, income from contract manufacturing, royalty income, and gains and losses on disposal of property, plant and equipment. The favorability was primarily due to higher income from third party manufacturing, lower litigation settlements, higher insurance recoveries and lower net interest expense, partially offset by higher net foreign exchange losses.

Business Segments

Pharmaceuticals

Sales for the Pharmaceuticals segment in the nine months ended September 30, 2004 increased 5%, including a 4% favorable foreign exchange impact, to $11,353 million from $10,843 million in 2003. Domestic pharmaceutical sales were $6,191 million in the first nine months of 2004 compared to $6,164 million in 2003. The domestic pharmaceutical business had increased sales of PLAVIX*, AVAPRO*/AVALIDE*, ABILIFY* and REYATAZ, and the launch of ERBITUX* in February 2004. This growth was offset by declining sales of PARAPLATIN, GLUCOVANCE*, GLUCHOPHAGE* XR and MONOPRIL due to lost exclusivity, CEFZIL and TEQUIN due to a weak flu season, PRAVACHOL due to increased competition, as well as ZERIT, COUMADIN and SERZONE. The Company recorded sales adjustments of $29 million for rebate claims from prior years by certain states, primarily in relation to Medicaid utilization of oncology products that states had not previously reported to the Company. The potential amount of such claims from other states cannot reasonably be estimated at this time.

International sales for the Pharmaceuticals segment increased 10% to $5,162 million in 2004, including a 9% favorable foreign exchange impact, from $4,679 million in 2003. Sales in Europe increased 11%, primarily due to a 10% favorable foreign exchange impact, partially offset by price declines in Germany, Italy and Spain. Japan realized sales growth of 7% primarily as a result of favorable foreign exchange. The growth was driven by AVAPRO*/AVALIDE*, PLAVIX*, SUSTIVA, the European launch of REYATAZ, analgesics in Europe and TAXOL in Japan.

The following table sets forth the reconciliation of the U.S. Pharmaceuticals’ gross sales to net sales by each significant category of gross-to-net sales adjustments:

	Nine Months Ended September 30,
	2004	2003
Gross Sales	$8,237	$8,057

Gross to Net Sales Adjustments
Prime Vendor Charge-Backs	(892)	(820)
Managed Health Care Rebates and Other Contract Discounts	(398)	(397)
Medicaid Rebates	(468)	(376)
Cash Discounts	(158)	(157)
Sales Returns	(128)	(131)
Other Adjustments	(2)	(12)

Total Gross to Net Sales Adjustments	(2,046)	(1,893)

Net Sales	$6,191	$6,164

The gross-to-net sales adjustments for prime vendor charge-backs and Medicaid rebates increased to $892 million and $468 million in 2004, respectively, from $820 million and $376 million in 2003, respectively. These increases were primarily due to a shift in sales to products with higher discounts in prime vendor and Medicaid programs. No material revisions were made to the estimates for gross-to-net sales adjustments for the nine months ended September 30, 2004 and 2003.

Sales of selected products in the first nine months of 2004 were as follows:

•	Total revenue for ABILIFY* increased 98% to $402 million from $203 million in 2003.

•	Sales of ERBITUX* for the first nine months were $173 million.

•	Sales of PLAVIX* increased 43%, including a 2% favorable foreign exchange impact, to $2,368 million in 2004 from $1,659 million in 2003. Domestic sales of PLAVIX* increased 44% to $2,017 million in 2004 from $1,397 million in 2003 primarily due to strong prescription growth and the effect of the declines in wholesaler inventories in the first three months of 2003.

•	Sales of AVAPRO*/AVALIDE* increased 27%, including a 5% favorable foreign exchange impact, to $671 million in 2004 from $527 million in 2003.

•	Worldwide sales of PRAVACHOL decreased 8%, including a 5% favorable foreign exchange impact, to $1,925 million in 2004 from $2,098 million in 2003, largely due to increased competition from established brands and new entrants. PRAVACHOL sales in the U.S. were $987 million compared with the prior year at $1,198 million primarily due to a reduction in wholesaler inventory levels and an increased level of managed care rebates in 2004.

•	Sales of TAXOL and PARAPLATIN were $735 million and $646 million, respectively, compared to $695 million and $701 million, respectively in 2003. Sales of TAXOL, which are almost exclusively international, increased 6%, including favorable foreign exchange effect of 9%, to $735 million from $695 million in 2003, led by sales growth in Japan. Generic competition in the major European markets began in the second quarter and has increased in the third quarter of 2004. PARAPLATIN sales decreased by 8% to $695 million due to generic competition.

•	Sales of the GLUCOPHAGE* franchise decreased 61% to $283 million in 2004 from $723 million in 2003 due to generic competition.

•	Sales of SUSTIVA increased 11%, including a 5% favorable foreign exchange impact, to $449 million in 2004 from $405 million in 2003, primarily due to higher demand.

•	Sales of REYATAZ were $266 million. REYATAZ has achieved a 20% share of the protease inhibitor class sales in the initial launch markets.

•	Sales of VIDEX/VIDEX EC increased 4% to $207 million from $199 million in 2003, mainly due to a 6% favorable foreign exchange impact.

•	Sales of ZERIT were $205 million in 2004, a decrease of 26%, including a 4% favorable foreign exchange impact, from $278 million in 2003.

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

	Nine Months Ended September 30, 2004		Nine Months Ended September 30, 2003
	% Change in U.S. Net Sales(a)	% Change in Total U.S. Prescriptions(b)	% Change in U.S. Net Sales(a)	% Change in Total U.S. Prescriptions(b)
	(unaudited)
PLAVIX*	44	26	21	29
PRAVACHOL	(18)	(8)	23	2
AVAPRO*/AVALIDE*	26	16	21	14
SUSTIVA	4	5	10	19
ABILIFY* (total revenue)	91	127	*	*
MONOPRIL	(86)	(76)	3	(14)
GLUCOVANCE*	(49)	(39)	85	5
ZERIT	(37)	(29)	(27)	(23)
CEFZIL	(30)	(28)	14	(5)
COUMADIN	(31)	(18)	5	(14)
VIDEX/VIDEX EC	(1)	(1)	(14)	3

(a)	Reflects change in net sales in dollar terms, compared with the same period in the prior year, including change in average selling prices and wholesaler buying patterns.

(b)	Reflects change in total prescriptions in unit terms, compared with the same period in the prior year, based on third-party data.

Earnings before minority interest and income taxes for the Pharmaceuticals segment decreased to $3,282 million in the first nine months of 2004 from $3,318 million in 2003. The decrease in earnings before minority interest and income taxes was driven by gross margin erosion due to generic competition and product mix, additional sales representatives supporting ABILIFY*, higher spending in research and development, higher non-clinical grants and litigation settlement income in 2003, mostly offset by higher sales.

Oncology Therapeutics Network

Sales by OTN, a specialty distributor of third-party anti-cancer medicines and related products, increased 10% to $1,815 million in 2004 from $1,652 million in 2003. The lower growth rate compared to 2003 was due to competitive pricing pressures.

Earnings before minority interest and income taxes increased to $15 million in the first nine months of 2004 from $14 million in 2003 primarily due to margin erosion on certain major OTN products.

Nutritionals

Worldwide Nutritional sales were $1,496 million in 2004 compared to $1,497 million in 2003, with no impact from foreign exchange fluctuations. Excluding the Adult Nutritional business divested in February 2004, sales increased 9% to $1,457 million from $1,337 million in 2003, with no foreign exchange impact. Also excluding the Adult Nutritional business, international sales increased 14%, with no foreign exchange impact, from increased sales of infant formula and children’s nutritional products, while U.S. sales also increased 4%. Mead Johnson continues to be the leader in the U.S. infant formula market. For the nine months ended September 30, 2004 and 2003, the Nutritionals business recorded $633 million and $671 million, respectively, as a reduction to gross sales, for WIC rebate claims.

Earnings before minority interest and income taxes for the Nutritionals segment increased to $466 million in 2004 from $399 million in 2003, driven by increased global infant formula sales, price increase in the infant formula line, favorable manufacturing variances and tight operating expense management.

Other Healthcare

Sales in the Other Healthcare segment increased 11%, including a 5% favorable foreign exchange impact, to $1,374 million in 2004 from $1,237 million in 2003. The Other Healthcare segment is comprised of the ConvaTec, Medical Imaging and Consumer Medicines (United States and Japan) businesses.

•	ConvaTec sales for the nine months ended September 30, 2004 increased 14%, including an 8% favorable foreign exchange impact, to $688 million from $602 million in 2003. Sales of ostomy products increased 8% to $399 million in 2004 compared to prior year sales of $370 million. Sales of modern wound therapeutics products increased 24% to $280 million in 2004 compared to prior year sales of $225 million primarily due to the growth of the wound therapeutics market.

•	Medical Imaging sales for the nine months ended September 30, 2004, increased 15%, including a 1% favorable foreign exchange impact, to $435 million from $379 million in 2003. The increase in Medical Imaging sales was primarily due to a 22% increase in CARDIOLITE sales to $298 million in 2004 from $244 million in 2003. This increase was partially due to a change in the timing of revenue recognition as a result of new distribution agreements entered into in January 2004.

•	Consumer Medicines sales for the nine months ended September 30, 2004 decreased 2% to $251 million from $256 million in 2003, including a 2% favorable foreign exchange impact, primarily due to lower sales of BUFFERIN in Japan, mostly offset by increased sales of EXCEDRIN and other over-the-counter medications.

Earnings before minority interest and income taxes for the Other Healthcare segment increased to $423 million in 2004 from $298 million in 2003 primarily due to sales growth in the ConvaTec and Medical Imaging businesses, in addition to favorable pricing and product mix.

Developments

In October 2004, the Company announced the submission of a New Drug Application to the FDA for entecavir, an investigational antiviral agent under development for the treatment of chronic Hepatitis B. In the European Union, the Company also submitted a marketing authorization application for entecavir to the European Medicines Evaluation Agency.

In September 2004, the FDA approved ABILIFY* for the treatment of acute bipolar mania in the U.S.

In September 2004, the Company terminated its licensing and commercialization agreement with Flamel Technologies S.A. to develop and market BAUSALIN.

In August 2004, the FDA approved the Company’s sNDA to include new long-term virologic and clinical data from BMS Study 006 in its prescribing information related to SUSTIVA (efavirenz). The new data demonstrate the long-term durability of virologic response in people living with HIV-1 who are naïve to protease inhibitors, lamivudine (3TC) and non-nucleoside reverse transriptase inhibitors (NNRTI) through more than three years of treatment on a combination regimen containing SUSTIVA.

In July 2004, the FDA approved the Company’s supplemental New Drug Application (sNDA) to include new scientific data and dosing in its package insert or labeling related to REYATAZ. With the sNDA, the REYATAZ labeling now includes data indicating that combination HIV treatments containing REYATAZ/ritonavir and Kaletra (lopinavir/ritonavir; Abbott Laboratories, Inc.) were similar for the primary efficacy outcome measurement of time-averaged difference in change from baseline in HIV RNA level in HIV-infected patients previously taking anti-HIV medicines.

In June 2004, the FDA approved ImClone’s Chemistry, Manufacturing and Controls supplemental BLA for licensure of its BB36 manufacturing facility for ERBITUX*.

In June 2004, the Company and Otsuka announced that the European Commission has granted marketing authorization for ABILIFY* (aripiprazole), an antipsychotic medication, for the treatment of schizophrenia. Otsuka Pharmaceutical Europe Ltd., Otsuka’s European holding company, holds the marketing authorization for ABILIFY* in Europe. The Company and Otsuka currently copromote ABILIFY* in the United Kingdom and Germany, and will also copromote it in France and Spain. In addition, the Company also has an exclusive right to sell ABILIFY* in a number of other countries in Europe.

In May 2004, the Company entered into a worldwide codevelopment and cocommercialization agreement with Solvay Pharmaceuticals (Solvay) to codevelop and copromote the investigational compound SLV319 which is currently in Phase I development with potential for use in treating obesity and other metabolic disorders. The Company may also elect to develop and market two additional investigational compounds selected from Solvay’s pool of eligible compounds. The Company paid Solvay an upfront milestone payment of $10 million in July 2004, which was expensed as research and development. Further milestone payments are expected to be made upon the successful outcome of certain development and regulatory stages.

In April 2004, the Company entered into a collaboration agreement with Merck & Co., Inc. (Merck) for worldwide codevelopment and copromotion for muraglitazar, the Company’s dual PPAR (peroxisome proliferator activated receptor) agonist, currently in Phase III clinical development for use in treating Type 2 diabetes. Under the terms of the agreement, the Company received a $100 million upfront payment in May 2004, and is entitled to receive $275 million in additional payments upon the achievement of certain regulatory milestones. The Company and Merck will jointly develop the clinical and marketing strategy for muraglitazar, share equally in future development and commercialization costs and copromote the product to physicians on a global basis, with Merck to receive payments based on net sales levels. An NDA for muraglitazar is expected to be submitted to the FDA by the end of 2004 for U.S. regulatory approval.

In April, 2004, the Company and Pierre Fabre Medicament S.A. (Pierre Fabre), entered into an agreement to develop and commercialize JAVLOR* (vinflunine), a novel investigational anti-cancer agent. JAVLOR* is currently in Phase III clinical trials in Europe for the treatment of bladder and non-small cell lung cancer, and Phase II clinical trials in breast and ovarian cancer. Under the terms of the agreement, the Company received an exclusive license to JAVLOR* in the United States, Canada, Japan, Korea, and select Southeast Asian markets. Pierre Fabre will be responsible for the development and marketing of JAVLOR* in all other countries, including Europe. The agreement has been cleared under the Hart Scott Rodino Act. Under the agreement, the Company made and expensed an upfront payment of $25 million in the second quarter of 2004, with the potential for an additional $185 million in milestone payments over time.

In April 2004, the Company announced the completion of the acquisition of Acordis, a privately held company based in the U.K. that licenses patent rights and supplies materials to ConvaTec for its Wound Therapeutics line. The newly acquired business will be incorporated as part of the Company’s ConvaTec division. This acquisition will enable ConvaTec to strengthen its position in the field of wound care management and continue to provide new treatment options for patients with acute or chronic wound care needs. See “Item 1. Financial Statements—Note 4. Acquisitions and Divestitures.”

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

In February 2004, the FDA approved the Biologics License Application (BLA) for ERBITUX*, the anticancer agent that the Company is developing in partnership with ImClone. ERBITUX* Injection is for use in combination with irinotecan in the treatment of patients with EGFR-expressing, metastatic colorectal cancer who are refractory to irinotecan-based chemotherapy and for use as a single agent in the treatment of patients with EGFR-expressing, metastatic colorectal cancer who are intolerant to irinotecan-based chemotherapy. In accordance with the agreement, the Company paid ImClone $250 million in March 2004 as a milestone payment for the approval of ERBITUX* by the FDA. An additional $250 million is payable upon FDA approval for use in treating an additional tumor type. Sales recorded for ERBITUX* were $173 million since its approval by the FDA in February 2004.

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

In February 2004, Mead Johnson, a wholly owned subsidiary of the Company, completed the sale of its Adult Nutritional business, brands, trademarks, patents and intellectual property rights to Novartis for $387 million, including $20 million contingent on the achievement of contractual requirements and a $22 million upfront payment for a supply agreement. As a result of this transaction, the Company recorded a pre-tax gain of $316 million in the first nine months of 2004. The Company will record future adjustments to the gain upon the satisfaction of the contractual requirements and other post-closing matters. In 2003, adult nutritional products recorded sales of over $200 million.

Financial Position, Liquidity and Capital Resources

Cash, cash equivalents and marketable securities totaled approximately $7.3 billion at September 30, 2004 compared to $5.5 billion at December 31, 2003. The Company continues to maintain a high level of working capital, which was $4.8 billion at September 30, 2004, increasing from $4.3 billion at December 31, 2003. Substantially all of such cash, cash equivalents and marketable securities were held by the Company’s foreign subsidiaries. Congress recently approved the American Jobs Creation Act of 2004 (the “Act”), which would allow the Company to elect to deduct from its taxable income 85% of certain eligible dividends received by the Company from non-U.S. subsidiaries before the end of 2005 if those dividends are reinvested in the U.S. for eligible purposes. The Company estimates that up to approximately $9 billion in dividends from its non-U.S. subsidiaries could potentially be eligible for this deduction. The Company is currently evaluating the amount of such eligible dividends that its non-U.S. subsidiaries will remit. Use of the proceeds is subject to the pending resolution of certain matters and the issuance of further guidance from the Department of the Treasury. In 2004 and future periods, the Company expects cash generated by its U.S. operations, together with borrowings from the capital markets, to sufficiently cover cash needs for working capital, capital expenditures, and dividends in the United States. Cash and cash equivalents, marketable securities, the conversion of other working-capital items and borrowings are expected to fund near-term operations.

Cash and cash equivalents at September 30, 2004 primarily consisted of U.S. dollar denominated bank deposits with an original maturity of three months or less. Marketable securities at September 30, 2004 primarily consisted of U.S. dollar denominated floating rate instruments with an ‘AAA/Aaa’ credit rating. Due to the nature of these instruments, the Company considers it reasonable to expect that their fair market values will not be significantly impacted by a change in interest rates, and that they can be liquidated for cash at short notice.

Short-term borrowings were $1,650 million at September 30, 2004, compared with $127 million at December 31, 2003, primarily as a result of the issuance of commercial paper.

Long-term debt remained constant at $8.5 billion at September 30, 2004 and December 31, 2003. The Moody’s Investors Service (Moody’s) long-term and short-term credit ratings for the Company are currently A1 and Prime-1, respectively. Moody’s long-term credit rating remains on negative outlook. On August 16, 2004, Standard & Poor’s (S&P) downgraded the short-term credit rating for the Company to A1 and the long-term credit rating of the Company to A+. S&P’s long-term credit rating remains on negative outlook.

Net cash provided by operating activities was $2.5 billion in the nine months ended September 30, 2004 as compared to $2.3 billion in 2003. The increase in net cash provided by operating activities for 2004 is mainly attributable to effective management of working capital, partially offset by lower earnings. The significant changes in working capital between the first nine months of 2004 compared to the first nine months of 2003 are: a $339 million decrease in receivables primarily due to an improvement in the collection of customer receivables; a $348 million decrease in deferred revenue on consigned inventory due to the workdown of the consignment inventory in 2003; and a $272 million decrease in accounts payable and accrued expenses including royalties, advertising and promotion, deferred revenue for ABILIFY*, milestone payments and higher purchasing activities in the fourth quarter of 2003.

Net cash used in investing activities was $1.5 billion in the nine months ended September 30, 2004 compared to $1.4 billion in 2003. The increase in net cash flow used in investing activities is mainly attributable to a milestone payment of $250 million to ImClone, $150 million payment for the Acordis acquisition and increased investment in marketable securities offset by $365 million cash proceeds from the sale of the Company’s Adult Nutritional business.

Net cash used in financing activities decreased by $481 million mainly attributable to an increase in short term borrowings in 2004 offset by the issuance of convertible debt in 2003. During the nine months ended September 30, 2004 and 2003, the Company did not purchase any of its common stock.

For each of the three and nine month periods ended September 30, 2004 and 2003, dividends declared per common share were $.28 and $.84, respectively. The Company paid $544 million and $1,630 million in dividends for the three and nine months of 2004 and $543 million and $1,627 million for the three and nine months of 2003, respectively.

Contractual Obligations

For a discussion of the Company’s contractual obligations, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2003 Form 10-K/A. In September 2004, the Company committed to $14 million of advertising expenditures to be incurred in the fourth quarter of 2004.

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

The Company believes that the following discussion of its revenue recognition policy and significant gross to net sales adjustments, together with the other critical accounting policies previously disclosed in the Company’s Form 10-K/A for the year ended December 31, 2003, represents its critical accounting policies. For a discussion of the Company’s other critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Form 10-K/A for the year ended December 31, 2003. Management and the Company’s independent registered public accounting firm have discussed the Company’s critical accounting policies with the Audit Committee of the Board of Directors.

Revenue Recognition

The Company recognizes revenue in accordance with SAB No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104, Revenue Recognition. The Company’s accounting policy for revenue recognition has a substantial impact on its reported results and relies on certain estimates that require difficult, subjective and complex judgments on the part of management. The Company recognizes revenue for sales when substantially all the risks and rewards of ownership have transferred to the customer, which generally occurs on the date of shipment, with the exceptions described below.

Certain transactions with the Company’s U.S. Pharmaceuticals wholesalers are accounted for using the consignment model. In the case of sales made to wholesalers (1) as a result of incentives, (2) in excess of the wholesaler’s ordinary course of business inventory level, (3) at a time when there was an understanding, agreement, course of dealing or consistent business practice that the Company would extend incentives based on levels of excess inventory in connection with future purchases and (4) at a time when such incentives would cover substantially all, and vary directly with, the wholesaler’s cost of carrying inventory in excess of the wholesaler’s ordinary course of business inventory level, substantially all the risks and rewards of ownership do not transfer upon shipment and, accordingly, such sales should be accounted for using the consignment model. The determination of when, if at all, sales to a wholesaler meet the foregoing criteria involves evaluation of a variety of factors and a number of complex judgments. Under the consignment model, the Company does not recognize revenue upon shipment of product. Rather, upon shipment of product the Company invoices the wholesaler, records deferred revenue at gross invoice sales price and classifies the inventory held by the wholesalers as consignment inventory at the Company’s cost of such inventory. The Company recognizes revenue (net of the gross to net sales adjustments discussed below, all of which involve significant estimates and judgments) when the consignment inventory is no longer subject to the incentive arrangements described above, but not later than when such inventory is sold through to the wholesalers’ customers, on a FIFO basis.

Sales of the Company’s oncology products through OTN are also accounted for on a consignment basis. OTN uses a third-party distributor to ship these products to its customers. Upon shipment of the products to the distributor, the Company records deferred revenue at gross invoice sales price and classifies the inventory held by the distributor as consignment inventory at the Company’s cost of such inventory. The Company recognizes the revenue (net of the gross to net sales adjustments discussed below, all of which involve significant estimates and judgments) when the consignment inventory is sold to OTN’s customer.

In the case of new products for which the product introduction is not an extension of an existing line of product or where the Company has determined that there are not products in a similar therapeutic category, such that the Company cannot reliably estimate expected returns of the new product, the Company defers recognition of revenue until the right of return no longer exists or until the Company has developed sufficient historical experience to estimate sales returns.

Revenues of the Nutritionals and Other Healthcare segments and certain non-U.S. businesses within the Pharmaceuticals segment are recognized on the date of receipt by the purchaser.

Gross to Net Sales Adjustments

The Company has the following significant categories of gross to net sales adjustments which impact the Company’s four reportable segments: prime vendor charge-backs, WIC rebates, managed health care rebates and other contract discounts, Medicaid rebates, cash discounts, sales returns and other adjustments, all of which involve significant estimates and judgments and require the Company to use information from external sources. The Company accounts for these gross to net sales adjustments in accordance with EITF Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products), and SFAS 48, Revenue Recognition When Right of Return Exists (SFAS 48), as applicable.

Prime vendor charge-backs

The Company’s U.S. businesses participate in prime vendor programs with government entities, the most significant of which are the U.S. Department of Defense and the U.S. Department of Veterans Affairs, and other parties whereby pricing on products is extended below wholesaler list price to participating entities. These entities purchase products through wholesalers at the lower prime vendor price, and the wholesalers charge the difference between their acquisition cost and the lower prime vendor price back to the Company. The Company accounts for prime vendor charge-backs by reducing accounts receivable in an amount equal to the Company’s estimate of charge-back claims attributable to a sale. The Company determines its estimate of the prime vendor charge-backs primarily based on historical experience regarding prime vendor charge-backs and current contract prices under the prime vendor programs. The Company considers prime vendor payments, levels of inventory in the distribution channel and the Company’s claim processing time lag and adjusts the reduction to accounts receivable periodically throughout each quarter to reflect actual experience.

WIC rebates

The Company’s U.S. Nutritionals business participates on a competitive bidding basis in nutrition programs sponsored by states, tribal governments, the Commonwealth of Puerto Rico and the Territory of Guam for women, infants and children (WIC). Under these programs, the Company reimburses these entities for the difference between wholesaler list price and the contract price on eligible products. The Company accounts for WIC rebates by establishing an accrual in an amount equal to the Company’s estimate of WIC rebate claims attributable to a sale. The Company determines its estimate of the WIC rebate accrual primarily based on historical experience regarding WIC rebates and current contract prices under the WIC programs. The Company considers levels of inventory in the distribution channel, new WIC contracts, terminated WIC contracts, changes in existing WIC contracts and WIC participations and adjusts the accrual periodically throughout each quarter to reflect actual experience.

Managed health care rebates and other contract discounts

The Company offers rebates and discounts to managed health care organizations in the U.S., and globally to other contract counterparties such as hospitals and group purchasing organizations. The Company accounts for managed health care rebates and other contract discounts by establishing an accrual in an amount equal to the Company’s estimate of managed health care rebates and other contract discounts attributable to a sale. The Company determines its estimate of the managed health care rebates and other contract discounts accrual primarily based on historical experience regarding these rebates and discounts and current contract prices. The Company considers the sales performance of products subject to managed health care rebates and other contract discounts and levels of inventory in the distribution channel and adjusts the accrual periodically throughout each quarter to reflect actual experience.

Medicaid rebates

The Company’s U.S. businesses participate in state government-managed Medicaid programs as well as certain other qualifying federal and state government programs whereby discounts and rebates are provided to participating state and local government entities. Discounts and rebates provided through these latter programs are included in the Company’s Medicaid rebate accrual and are considered Medicaid rebates for the purposes of this discussion. The Company accounts for Medicaid rebates by establishing an accrual in an amount equal to the Company’s estimate of Medicaid rebate claims attributable to a sale. The Company determines its estimate of the Medicaid rebates accrual primarily based on historical experience regarding Medicaid rebates, as well as any expansion on a prospective basis of its participation in the non-mandatory aspects of the qualifying federal and state government programs, legal interpretations of the applicable laws related to the Medicaid and qualifying federal and state government programs and any new information regarding changes in the Medicaid programs’ regulations and guidelines that would impact the amount of the rebates. The Company considers outstanding Medicaid claims, Medicaid payments and levels of inventory in the distribution channel and adjusts the accrual periodically throughout each quarter to reflect actual experience.

[The Company, together with a number of other pharmaceutical manufacturers, also has received subpoenas and other document requests from various government agencies seeking records relating to its pricing, sales and marketing practices, and “Best Price” reporting for drugs covered by Medicare and/or Medicaid. In mid-2003, the Company initiated an internal review of certain of its sales and marketing practices, focusing on whether these practices comply with applicable anti-kickback laws and analyzing these practices with respect to compliance with (1) Best Price reporting and rebate requirements under the Medicaid program and certain other U.S. governmental programs, which reference the Medicaid rebate program and (2) applicable FDA requirements. The Company is also analyzing its past and proposed systems for calculating prices for reporting under governmental rebate and pricing programs. The results of this analysis have identified the need for revisions to the calculation system methodology and processes used for calculating past rebate amounts and reported pricing. The Company’s methodology review is substantially complete. Based on the results of the Company’s analysis to date, the Company has recorded a liability equal to the estimated additional rebate liability resulting from these revisions. This estimated additional liability, which was not material, primarily resulted from errors in accounting. The Company’s analysis is ongoing. The Company also has strengthened its internal controls over these calculations to remediate the processes and procedures the Company believes resulted in these proposed revisions. For additional information, see “Note 15. Legal Proceedings and Contingencies — Pricing, Sales and Promotional Practices Litigation and Investigations.”]

Cash Discounts

In the U.S. and some other countries, the Company offers cash discounts, generally approximately 2% of the sales price, as an incentive for prompt payment. The Company accounts for cash discounts by reducing accounts receivable by the full amount of the discounts. The Company considers payment performance and adjusts the accrual to reflect actual experience.

Sales Returns

The Company accounts for sales returns in accordance with SFAS 48, by establishing an accrual in an amount equal to the Company’s estimate of sales recorded but for which the related products are expected to be returned.

For returns of established products, the Company determines its estimate of the sales return accrual primarily based on historical experience regarding sales returns but also considers other factors that could impact sales returns. These factors include levels of inventory in the distribution channel, estimated shelf life, product recalls, product discontinuances, price changes of competitive products, introductions of generic products and introductions of competitive new products. The Company considers sales returns and these other factors and adjusts the accrual periodically throughout each quarter to reflect actual experience.

The Company considers the level of inventory in the distribution channel and determines whether it believes an adjustment to the sales return accrual is appropriate. For example, if levels of inventory in the distribution channel increase, the Company analyzes the reasons for the increase and if the reasons indicate that sales returns will be larger than expected, the Company adjusts the sales return accrual, taking into account historical experience, the Company’s returned goods policy and the shelf life of the Company’s products, which ranges, on average, from approximately 12 to 48 months. In situations where the Company is aware of products in the distribution channel nearing their expiration date, the Company analyzes the situation and if the analysis indicates that sales returns will be larger than expected, the Company adjusts the sales return accrual, taking into account historical experience, the Company’s returned goods policy and levels of inventory in the distribution channel.

In the event of a product recall or product discontinuance, the Company considers the reasons for and impact of such actions and adjusts the sales return accrual as appropriate, taking into account historical experience, levels of inventory in the distribution channel and, for product discontinuances, estimates of continuing demand.

Although the Company considers price changes of competitive products, introductions of generic products and introductions of competitive new products, the Company generally does not believe that these factors impact sales returns based on historical experience and the Company’s returned goods policy.

For returns from new products, which are significantly more difficult for the Company to assess, the Company determines its estimate of the sales return accrual primarily based on the historical sales returns experience of similar products, such as those within the same line of product or those within the same or similar therapeutic category. In limited circumstances, where the new product is not an extension of an existing line of product or where the Company has no historical experience with products in a similar therapeutic category, such that the Company cannot reliably estimate expected returns of the new product, the Company defers recognition of revenue until the right of return no longer exists or until the Company has developed sufficient historical experience to estimate sales returns. The Company also considers the shelf life of new products and determines whether it believes an adjustment to the sales return accrual is appropriate. The shelf life in connection with new products tends to be shorter than the shelf life for more established products because the Company may still be developing an optimal manufacturing process for the new product that would lengthen its shelf life or an amount of launch quantities may have been manufactured in advance of the launch date to ensure sufficient supply exists to satisfy market demand. In those cases, the Company assesses the reduced shelf life, together with levels of inventory in the distribution channel and projected demand, and determines whether it believes an adjustment to the sales return accrual is appropriate.

Other adjustments

In addition to the significant gross to net sales adjustments described above, the Company makes other gross to net sales adjustments. For example, the Company offers sales discounts, most significantly in its non-U.S. businesses, and also offers consumer coupons and rebates, most significantly in its U.S. Nutritionals, Consumer Medicines and Pharmaceuticals businesses. In addition, in a number of countries outside the U.S., including major European countries, the Company provides rebates to government entities. The Company generally accounts for these other gross to net adjustments by establishing an accrual in an amount equal to the Company’s estimate of the adjustments attributable to a sale. The Company generally determines its estimates of the accruals for these other gross to net sales adjustments primarily based on historical experience, performance on commitments to government entities and other relevant factors, including levels of inventory in the distribution channel in some cases, and adjusts the accruals periodically throughout each quarter to reflect actual experience.

Use of Information from External Sources

The Company uses information from external sources to estimate its significant gross to net sales adjustments. The Company’s estimates of inventory at the wholesalers and deferred revenue on consigned inventory are based on the projected prescription demand-based sales for its products and historical inventory experience, as well as the Company’s analysis of third-party information, including written and oral information obtained from certain wholesalers with respect to their inventory levels and sell-through to customers and third-party market research data, and the Company’s internal information. The inventory information received from wholesalers is a product of their record-keeping process and excludes inventory held by intermediaries to whom they sell, such as retailers and hospitals. The Company receives information from IMS Health, a supplier of market research to the pharmaceutical industry, which it uses to project the prescription demand-based sales for many of its U.S. Pharmaceutical products. The Company also uses information from external sources to identify prescription trends, patient demand and average selling prices. The Company’s estimates are subject to inherent limitations of estimates that rely on third-party information, as certain third-party information was itself in the form of estimates, and reflect other limitations including lags between the date as of which third-party information is generated and the date on which the Company receives third-party information.

Outlook

As previously disclosed, the Company expects substantial incremental sales losses in each of 2005, 2006 and 2007 representing continuing declines in sales of the products that lost or will lose exclusivity protection in 2003 and 2004 and additional declines attributable to products that will lose exclusivity protection primarily in 2005 and 2006. These products (and the years in which they lose exclusivity protection) include GLUCOPHAGE*/GLUCOVANCE*/GLUCOPHAGE* XR in the United States (2002 to 2004), TAXOL in Europe (2003), MONOPRIL in the United States and Canada (2003), PRAVACHOL in the United States (2006) and in Europe (2002 to 2007), PARAPLATIN in the United States (2004), MONOPRIL in Europe (2001 to 2008), ZERIT in the United States (2008) and in Europe (2007 to 2011), CEFZIL in the United States (2005) and in Europe (2004 to 2009) and VIDEX/VIDEX EC (2004 to 2009—the Company has a patent license expiring in 2007, the license became non-exclusive in 2001 though no other licenses have yet been granted). The timing and amounts of sales reductions from exclusivity losses, their realization in particular periods and the eventual levels of remaining sales revenues are uncertain and dependent on the levels of sales at the time exclusivity protection ends, the timing and degree of development of generic competition (speed of approvals, market entry and impact) and other factors.

The Company also expects to have growth opportunities during this period. These opportunities include growth from its in-line and recently launched products, primarily PLAVIX*, AVAPRO*/AVALIDE*, ABILIFY*, REYATAZ and ERBITUX* and the Company’s compounds in late stage development, subject to marketing approval from regulatory authorities, which include muraglitazar, a dual PPAR agonist for diabetes, abatacept, for rheumatoid arthritis, and entecavir, for hepatitis B. Expectations of continued sales growth are subject to the outcome of the previously disclosed PLAVIX* patent litigation, competitive factors including those relating to PRAVACHOL discussed below and risks of product development and regulatory approval.

Although anticipated sales declines due to continued exclusivity losses during 2005 and 2006 are expected to be more or less offset by growth in sales of the Company’s in-line, recently launched and potential new products during the same period, changes in product mix will adversely impact gross margins because the products that have lost or are expected to lose exclusivity generally have higher margins. In addition, earnings will be adversely affected by the Company’s investments to support the introduction of new products and the development and launch of additional new compounds.

The Company’s expectations for future sales growth described above include substantial expected increases in sales of PLAVIX*, which had net sales of approximately $2.4 billion for the nine months ended September 30, 2004, and is currently the Company’s largest product by sales. The composition of matter patent for PLAVIX*, which expires in 2011, is currently the subject of litigation in the United States. Similar proceedings involving PLAVIX* have been instituted outside the United States. The Company continues to believe that the patent is valid and that it is infringed, and with its alliance partner and patent-holder Sanofi, is vigorously pursuing these cases. It is not possible at this time reasonably to assess the outcome of these litigations, or if there were an adverse determination in these litigations, the timing of potential generic competition for PLAVIX*. The Company anticipates a court decision sometime in the first half of 2005.

PRAVACHOL, an HMG Co-A reductase inhibitor (statin), had net sales of $1.9 billion in the first nine months of 2004. While the product has begun to lose exclusivity in some markets, between now and its anticipated loss of U.S. exclusivity in 2006, its expected rate of decline in sales and in market share could be accelerated by increased competition from established brands and new entrants. PRAVACHOL U.S. sales declined 18% and 31% and U.S. total prescriptions declined 9% and 13% in the second and third quarters, respectively, of 2004 compared to 2003.

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

For additional discussion of legal matters including PLAVIX* patent litigation, see “Item 8.Financial Statements and Supplementary Data-Note 22 Legal Proceedings and Contingencies” in the Company’s Form 10-K/A Annual Report for 2003. Information on the dates of expected loss of exclusivity protection and sales for the most recent year for the Company’s major products are set forth in “Item 1. Business” of the Company’s Form 10-K/A Annual Report for 2003, and interim sales information is included under “Third Quarter Business Segment Net Sales—Pharmaceuticals” above.

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

Although it is not possible to predict or identify all factors, they may include but are not limited to the following:

•	New government laws and regulations, such as (i) health care reform initiatives in the United States at the state and federal level and in other countries; (ii) changes in the FDA and foreign regulatory approval processes that may cause delays in approving, or preventing the approval of, new products; (iii) tax changes such as the phasing out of tax benefits heretofore available in the United States and certain foreign countries; (iv) new laws, regulations and judicial decisions affecting pricing or marketing within or across jurisdictions; and (v) changes in intellectual property law.

•	Competitive factors, such as (i) new products developed by competitors that have lower prices or superior performance features or that are otherwise competitive with the Company’s current products; (ii) generic competition as the Company’s products mature and patents expire on products; (iii) technological advances and patents attained by competitors; (iv) problems with licensors, suppliers and distributors; and (v) business combinations among the Company’s competitors or major customers.

•	Difficulties and delays inherent in product development, manufacturing and sale, such as (i) products that may appear promising in development but fail to reach market or be approved for additional indications for any number of reasons, including efficacy or safety concerns, the inability to obtain necessary regulatory approvals and the difficulty or excessive cost to manufacture; (ii) failure of any of our products to achieve or maintain commercial viability; (iii) seizure or recalls of pharmaceutical products or forced closings of manufacturing plants; (iv) the failure to obtain, the imposition of limitations on the use of, or loss of patent and other intellectual property rights; (v) failure of the Company or any of its vendors or suppliers to comply with Current Good Manufacturing Practices and other application regulations and quality assurance guidelines that could lead to temporary manufacturing shutdowns, product shortages and delays in product manufacturing; and (vi) other manufacturing or distribution problems including changes in manufacturing production sites and manufacturing capacity due to regulatory requirements or physical limitations that could impact continuous supply.

•	Legal difficulties, including lawsuits, claims, proceedings and investigations, any of which can preclude or delay commercialization of products or adversely affect operations, profitability, liquidity or financial condition, including (i) intellectual property disputes; (ii) adverse decisions in litigation, including product liability and commercial cases; (iii) the inability to obtain adequate insurance with respect to this type of liability; (iv) recalls of pharmaceutical products or forced closings of manufacturing plants; (v) government investigations including those relating to wholesaler inventory, financial restatement and product pricing and promotion; (vi) claims asserting violations of securities, antitrust, federal and state pricing and other laws; (vii) environmental matters; and (viii) tax liabilities. There can be no assurance that there will not be an increase in scope of these matters or that any future lawsuits, claims, proceedings or investigations will not be material.

•	Increasing pricing pressures worldwide, including rules and practices of managed care groups and institutional and governmental purchasers, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform and potential impact of importation legislative or otherwise, pharmaceutical reimbursement and pricing in general.

•	Fluctuations in buying patterns and inventory levels of major distributors, retail chains and other trade buyers, which may result from seasonality, pricing, wholesaler buying decisions (including the effect of incentives offered), the Company’s wholesaler inventory management policies (including the workdown or other changes in wholesaler inventory levels) or other factors.

•	Greater than expected costs and other difficulties, including unanticipated effects and difficulties of acquisitions, dispositions and other events, including obtaining regulatory approvals in connection with evolving business strategies, legal defense costs, insurance expense, settlement costs and the risk of an adverse decision related to litigation.

•	Changes to advertising and promotional spending and other categories of spending that may affect sales.

•	Changes in product mix that may affect margins.

•	Changes in the Company’s structure, operations, revenues, costs, staffing or efficiency resulting from acquisitions, divestitures, mergers, alliances, restructurings or other strategic initiatives.

•	Economic factors over which the Company has no control such as changes of business and economic conditions including, but not limited to, changes in interest rates and fluctuation of foreign currency exchange rates.

•	Changes in business, political and economic conditions due to political or social instability, military or armed conflict, nationalization of assets, debt or payment moratoriums, other restrictions on commerce, and actual or threatened terrorist attacks in the United States or other parts of the world and related military action.

•	Changes in accounting standards promulgated by the FASB, the SEC or the AICPA, which may require adjustments to financial statements.

•	Capacity, efficiency, reliability, security and potential breakdown, invasion, destruction or interruption of information systems.

•	Reliance of the Company on vendors, partners and other third parties to meet their contractual, regulatory and other obligations in relation to their arrangements with the Company.

•	Results of clinical studies relating to the Company’s or a competitor’s products.

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

In the nine months ended September 30, 2004, the Company purchased $204 million notional amount of foreign exchange Japanese yen call options, sold $1,931 million notional amount of forward contracts (primarily European currencies) and bought $596 million notional amount of primarily Japanese yen forward contracts to partially hedge the foreign exchange impact primarily related to forecasted intercompany inventory purchases for up to the next 26 months.

Additionally, in the three months ended September 30, 2004, the Company executed several fixed to floating interest rate swaps to convert an additional $700 million of the Company’s fixed rate debt to be paid in 2023 and 2026 to variable rate debt.

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

In making this evaluation the Company has considered the “reportable condition” (as defined under standards established by the American Institute of Certified Public Accountants) relating to its internal controls over its financial reporting for income taxes that was identified and communicated to the Company and its Audit Committee by PricewaterhouseCoopers (PwC), an independent registered public accounting firm. The reportable condition identified by PwC was the need to enhance the tax accounting function to provide for timely analysis and reconciliation of the tax provision and related tax assets and liabilities. This reportable condition initially was identified and communicated by PwC in connection with their audit of the Company’s consolidated financial statements for the year ended December 31, 2002. The Company engaged in extensive remediation efforts with respect to this reportable condition in 2003, including engaging an outside consultant to assist the Company’s personnel to conduct a comprehensive and detailed review of certain of the Company’s tax reporting and accounting, in particular with respect to developing more effective processes for establishing and monitoring deferred income taxes, valuation allowances and the Company’s annual effective tax rate. In connection with their audit of the Company’s consolidated financial statements for the year ended December 31, 2003, the Company’s outside auditors communicated to the Company and its Audit Committee that, despite the Company’s extensive 2003 remediation efforts, they believed a reportable condition still existed at December 31, 2003 with respect to income tax accounting. In connection with the Company’s evaluation of its financial and internal controls at September 30, 2004, the Company considered the mitigating controls established with respect to its financial reporting for income taxes pending remediation of this reportable condition. The Company’s efforts to strengthen its financial and internal controls continue (including its financial and internal controls over its financial reporting for income taxes), and the Company expects to complete remediation of this reportable condition before the end of 2004.

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

As a result of Section 404 of the Sarbanes-Oxley Act of 2002 and the rules issued thereunder, the Company will be required to include in its Annual Report on Form 10-K for the year ended December 31, 2004 a report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting. PwC will also be required to attest to and report on management’s assessment. In the course of its ongoing assessment, management has identified areas requiring remediation including improvements to controls over the calculation of prices for reporting under governmental rebate and reimbursement programs (see “Item 1. Financial Statements—Note 15. Legal Proceedings and Contingencies.”) The Company has strengthened and continues to strengthen its internal controls in these areas to remediate identified deficiencies, although there can be no guarantee as to timely outcome. Management will consider these matters when assessing the effectiveness of the Company’s internal control over financial reporting at year end.

PART II—OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in “Item 1. Financial Statements—Note 15. Legal Proceedings and Contingencies”, to the interim consolidated financial statements, and is incorporated by reference herein.

Item 2.	CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table summarizes the surrenders of the Company’s equity securities in connection with stock option and restricted stock programs during the nine-month period ended September 30, 2004:

Period	Total Number of Shares Purchased **	Average Price Paid per Share **	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs *	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs *
				(dollars in millions)
January 1 to 31, 2004	30,335	$29.27	372,351,413	$2,220
February 1 to 29, 2004	3,650	$28.53	372,351,413	$2,220
March 1 to 31, 2004	213,827	$25.17	372,351,413	$2,220

Three months ended March 31, 2004	247,812		372,351,413

April 1 to 30, 2004	110,686	$24.58	372,351,413	$2,220
May 1 to 31, 2004	1,320	$25.41	372,351,413	$2,220
June 1 to 30, 2004	1,082	$25.22	372,351,413	$2,220

Three months ended June 30, 2004	113,088		372,351,413

July 1 to 31, 2004	9,537	$23.25	372,351,413	$2,220
August 1 to 31, 2004	2,335	$23.02	372,351,413	$2,220
September 1 to 30, 2004	54,270	$23.64	372,351,413	$2,220

Three months ended September 30, 2004	66,142		372,351,413

Nine months ended September 30, 2004	427,042		372,351,413

*	In June 2001, the Company announced that the Board of Directors authorized the purchase of up to $14 billion of Company common stock. During the first nine months of 2004, no shares were repurchased pursuant to this program and no purchases of any shares under this program are expected for the remainder of 2004.

**	Reflects the following transactions during the first nine months of 2004: (i) the deemed surrender to the Company of 375,778 shares of Common Stock to pay the exercise price and to satisfy tax withholding obligations in connection with the exercise of employee stock options, and (ii) the surrender to the Company of 51,264 shares of Common Stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Item 4 of Form 10-Q/A for the quarterly period ended March 31, 2004 is hereby incorporated by reference.

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits (listed by number corresponding to the Exhibit Table of Item 601 in Regulation S-K).

Exhibit Number and Description		Page
3b	Bylaws of Bristol-Myers Squibb Company, as amended September 14, 2004	E-3

10r	Form of Agreement entered into between Bristol-Myers Squibb Company and each of the following officers effective on the following dates: Edward M. Dwyer, July 26, 2004; and Robert T. Zito, July 19, 2004 (incorporated herein by reference to Exhibit 10q to the Form 10-Q for the quarterly period ended September 30, 1999).	**

10s	SEC Consent Order	E-10-1

10t	Form of Non-Qualifed Stock Option Agreement	E-10-2

10u	Form of Restricted Stock Award Agreement	E-10-3

10v	Form of Long-Term Performance Award Agreement	E-10-4

15	Letter Regarding Unaudited Interim Financial Information	E-15

31a	Section 302 Certification Letter	E-31-1

31b	Section 302 Certification Letter	E-31-2

32a	Section 906 Certification Letter	E-32-1

32b	Section 906 Certification Letter	E-32-2

**	Previously filed.

b)	Reports on Form 8-K

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

On September 3, 2004, the Registrant filed a Form 8-K announcing that Otsuka Pharmaceutical Co., Ltd. filed with the United States Patent and Trademark Office a Request for Reexamination of the basic U.S. composition of matter patent covering Abilify (aripiprazole).

On September 17, 2004, the Registrant filed a Form 8-K announcing that the Registrant’s Bylaws were amended to state that the Board of Directors may not delegate to the Executive Committee any final action with respect to acquisitions, divestitures and equity investment transactions in excess of $25 million in upfront payments or $100 million in upfront and conditional milestone payments.

On October 29, 2004, the Registrant filed a Form 8-K attaching its press release dated October 29, 2004 regarding its financial results for the third quarter of 2004 and certain supplemental information not included in the press release.

On November 8, 2004, the Registrant filed a Form 8-K announcing that the Registrant’s Compensation and Management Development Committee accelerated shares of restricted stock previously awarded to James Palmer, former Chief Scientific Officer, and granted Dr. Palmer full-term participation of Long-Term Performance Awards previously granted to him.

*	Indicates, in this Form 10-Q, brand names of products which are registered trademarks not owned by the Company or its subsidiaries. ERBITUX is a trademark of ImClone Systems Incorporated; AVAPRO/AVALIDE and PLAVIX are trademarks of Sanofi-Aventis; GLUCOPHAGE, GLUCOPHAGE XR and GLUCOVANCE are trademarks of Merck Sante S.A.S., an associate of Merck KGaA of Darmstadt, Germany; JAVLOR is a trademark of Pierre Fabre Medicament S.A. and ABILIFY is a trademark of Otsuka Pharmaceutical Company, Ltd.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRISTOL-MYERS SQUIBB COMPANY
(REGISTRANT)

Date: November 9, 2004	By:	/s/ Peter R. Dolan
Peter R. Dolan
Chairman of the Board and Chief Executive Officer

Date: November 9, 2004	By:	/s/ Andrew R. J. Bonfield
Andrew R. J. Bonfield
Senior Vice President and Chief Financial Officer