Form 10-K
period 2004-12-31
BRISTOL MYERS SQUIBB CO
filed 2005-03-04
CIK 14272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

Commission File Number 1-1136

BRISTOL-MYERS SQUIBB COMPANY

(Exact name of registrant as specified in its charter)

Delaware	22-0790350
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

The aggregate market value of the 1,951,041,834 shares of voting common equity held by non-affiliates of the registrant, computed by reference to the closing price as reported on the New York Stock Exchange, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2004) was approximately $47,800,524,933. Bristol-Myers Squibb has no non-voting common equity. At February 18, 2005, there were 1,951,786,180 shares of common stock outstanding.

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

Acquisitions and Divestitures

In December 2004, the Company committed to a plan to sell its Oncology Therapeutics Network (OTN) business and entered into a definitive agreement with One Equity Partners LLC. OTN is a leading specialty distributor of pharmaceutical products to office-based oncologists in the United States. The transaction is expected to be completed during the first half of 2005. The divestiture of OTN will further enable the Company to focus on its strategic priorities in developing its pipeline and new product opportunities in ten critical disease areas of significant unmet medical need. The operations of OTN have been reflected as discontinued operations in the accompanying consolidated financial statements.

Bristol-Myers Squibb Website

The Company’s internet website address is www.bms.com. The Company makes available free of charge on its website its annual, quarterly and current reports, including amendments to such reports, as soon as reasonably practicable after the Company electronically files such material with, or furnishes such material to, the United States Securities and Exchange Commission (SEC).

Information relating to corporate governance at Bristol-Myers Squibb, including the Company’s Standards of Business Conduct and Ethics, Code of Ethics for Senior Financial Officers, Code of Business Conduct and Ethics for Directors, (collectively, the “Codes”), Corporate Governance Guidelines, and information concerning the Company’s Executive Committee, Board of Directors, including Board Committees and Committee charters, and transactions in Bristol-Myers Squibb securities by Directors and executive officers, is available on the Company’s website at www.bms.com under the “Investors—Corporate Governance” caption and in print to any stockholder upon request. Any waivers to the Codes by directors or executive officers and any material amendment to the Code of Business Conduct and Ethics for Directors and Code of Ethics for Senior Financial Officers will be posted promptly on the Company’s website. Information relating to stockholder services, including the Company’s Dividend Reinvestment Plan and direct deposit of dividends, is available on the Company’s website at www.bms.com under the “Investors—Stockholder Services” caption.

The Company incorporates by reference certain information from parts of its proxy statement for the 2005 Annual Meeting of Stockholders. The SEC allows the Company to disclose important information by referring to it in that manner. Please refer to such information. The Company’s proxy statement for the 2005 Annual Meeting of Stockholders and 2004 Annual Report are available on the Company’s website (www.bms.com) under the “Investors—SEC Filings” caption.

Business Segments

The Company has three reportable segments—Pharmaceuticals, Nutritionals and Other Healthcare. The Pharmaceuticals segment is made up of the global pharmaceutical and international (excluding Japan) consumer medicines business. The Nutritionals segment consists of Mead Johnson Nutritionals (Mead Johnson), primarily an infant formula and children’s nutritionals business. The Other Healthcare segment consists of ConvaTec, Medical Imaging and Consumer Medicines (North America and Japan) businesses. For additional information about these segments, see “Item 8. Financial Statements—Note 18. Segment Information.”

Pharmaceuticals Segment

The Pharmaceuticals segment discovers, develops, licenses, manufactures, markets, distributes and sells branded pharmaceuticals. These products are sold worldwide, primarily to wholesalers, retail pharmacies, hospitals, government entities and the medical profession. The Company manufactures these products in the United States and Puerto Rico and in fifteen foreign countries. Pharmaceuticals sales accounted for 80% of the Company’s sales in 2004 and 2003, and 79% of the Company’s sales in 2002. Domestic pharmaceuticals sales accounted for 55%, 56% and 57% of total Pharmaceuticals sales in 2004, 2003 and 2002, respectively, while pharmaceuticals sales in Europe accounted for 31%, 30% and 28% of total Pharmaceuticals sales in 2004, 2003 and 2002, respectively, and pharmaceuticals sales in Japan accounted for 3% of total Pharmaceuticals sales in each of 2004, 2003 and 2002.

The Company’s strategy is to build its pipeline and support sustainable growth by focusing its discovery and development efforts in ten critical disease areas, increasing its sales and marketing emphasis on specialists and high value primary care physicians, investing in research and development and establishing a biologics business. In addition to discovering and developing products through its own research and development efforts, the Company actively pursues products through research collaborations and strategic alliances with others in the pharmaceutical industry. For additional information, see “—Strategic Alliances” and “—Research and Development” below.

The Pharmaceuticals segment competes with other worldwide research-based drug companies, smaller research companies and generic drug manufacturers. The Company has experienced substantial revenue losses in the last few years due to the expiration of market exclusivity protection for certain of its products. The Company expects substantial incremental revenue losses in each of 2005, 2006 and 2007 representing continuing declines in revenues of those products as well as declines in revenues of certain additional products that will lose market exclusivity primarily in 2005 and 2006. For 2005, the Company estimates reductions of net sales in the range of $1.4 billion to $1.5 billion from the 2004 levels for products which have lost or will lose exclusivity protection in 2003, 2004 or 2005, specifically MONOPRIL in the United States, Canada and Europe, GLUCOPHAGE* XR and GLUCOVANCE* in the United States, CEFZIL in the United States, PARAPLATIN in the United States, VIDEX EC in the United States, TAXOL® in Europe and PRAVACHOL in Europe. The Company also expects substantial incremental revenue losses in each of 2006 and 2007 representing continuing declines in net sales of the products that lost exclusivity protection in 2002, 2003 and 2004 and additional declines attributable to products that will lose exclusivity protection primarily in 2005 and 2006. These products (and the years in which they lose exclusivity protection) include GLUCOPHAGE*/GLUCOVANCE*/GLUCOPHAGE*XR in the United States (2002 to 2004), TAXOL® in Europe and Japan (2003), PRAVACHOL in the United States (2006) and in Europe (2002 to 2007), PARAPLATIN in the United States (2004), MONOPRIL in the United States (2003), Canada (2003) and Europe (2001 to 2008), ZERIT in the United States (2008) and in Europe (2007 to 2011), CEFZIL in the United States (2005) and in Europe (2004 to 2009) and VIDEX/VIDEX EC (2004 to 2009). The timing and amounts of sales reductions from exclusivity losses, their realization in particular periods and the eventual levels of remaining sales revenues are uncertain and dependent on the levels of sales at the time exclusivity protection ends, the timing and degree of development of generic competition (speed of approvals, market entry and impact) and other factors.

Although anticipated revenue losses due to continued exclusivity losses during 2005 and 2006 are expected to be more or less offset by growth in net sales of the Company’s in-line, recently launched and potential new products during the same period, changes in product mix will adversely impact gross margin because the products that have lost or are expected to lose exclusivity generally have higher margins. These in-line and recently launched products include PLAVIX*, AVAPRO*/AVALIDE*, ABILIFY*, REYATAZ and ERBITUX*. The Company’s compounds in late stage development include muraglitazar, a dual PPAR agonist for type 2 diabetes, abatacept, for the treatment of rheumatoid arthritis, and entecavir, for hepatitis B. Expectations of continued sales growth are subject to competitive factors including those relating to PRAVACHOL discussed below, the outcome of the PLAVIX* patent litigation discussed below, and risks of product development and regulatory approval. In addition, earnings will be adversely affected by the Company’s investments to support the introduction of new products and the development and launch of additional new compounds. In 2007, based on management’s current estimates of growth of the Company’s in-line and recently launched products and a risk-adjusted assessment of potential new product launches, the Company expects earnings growth will resume.

PRAVACHOL, an HMG Co-A reductase inhibitor (statin), had net sales of $2.6 billion in 2004. During 2004, the Company experienced increased competition for PRAVACHOL from established brands and new entrants. U.S. prescriptions for PRAVACHOL declined 10% in 2004 compared to 2003. While the product has begun to lose exclusivity in some markets, between now and its anticipated loss of U.S. exclusivity in April 2006, its expected rate of decline in sales and in market share could be accelerated by increased competition from established brands and new entrants.

The Company’s expectations for future sales growth include substantial expected increases in sales of PLAVIX*, which had net sales of $3.3 billion for 2004, and is currently the Company’s largest product ranked by net sales. The composition of matter patent for PLAVIX*, which expires in 2011, is currently the subject of litigation in the United States. Similar proceedings involving PLAVIX* have been instituted outside the United States. The Company continues to believe that the patent is valid and that it is infringed, and with its alliance partner and patent-holder Sanofi-Aventis (Sanofi), is vigorously pursuing these cases. It is not possible at this time reasonably to assess the outcome of these litigations, or if there were an adverse determination in these litigations, the timing of potential generic competition for PLAVIX*. However, if generic competition were to occur, the Company believes it is very unlikely to occur before the second half of 2005. The loss of market exclusivity of PLAVIX* and the subsequent development of generic competition would be material to the Company’s results of operations and could be material to its financial condition and liquidity.

The Company and its subsidiaries are the subject of a number of significant pending lawsuits, claims, proceedings and investigations. It is not possible at this time reasonably to assess the final outcome of these investigations or litigations. Management continues to believe, as previously disclosed, that during the next few years, the aggregate impact, beyond current reserves, of these and other legal matters affecting the Company, if not favorably resolved, is reasonably likely to be material to the Company’s results of operations and cash flows, and may be material to its financial condition and liquidity. The Company’s expectations for the next several years described above do not reflect the potential impact of litigation on the Company’s results of operations.

For more information about these and other matters, see “—Products,” “—Competition” and “—Research and Development” below, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Outlook,” and “Item 8. Financial Statements—Note 21. Legal Proceedings and Contingencies.”

Products

Most of the Company’s pharmaceutical revenues come from products in the following therapeutic classes: cardiovascular, virology, including human immunodeficiency virus (HIV), infectious diseases, oncology, affective (psychiatric) disorders, and metabolics.

In the pharmaceutical industry, the majority of an innovative product’s commercial value is usually realized during the period in which the product has market exclusivity. Market exclusivity is based upon patent rights and/or certain regulatory forms of exclusivity. In the U.S. and some other countries, when these patent rights and other forms of exclusivity expire and generic versions of a medicine are approved and marketed, there are often very substantial and rapid declines in the sales of the original innovative product. The Company’s business is focused on innovative pharmaceutical products, and the Company relies on patent rights and other forms of protection to maintain the market exclusivity of its products. For further discussion of patents rights and regulatory forms of exclusivity, see “—Intellectual Property and Product Exclusivity” below. For further discussion of the impact of generic competition on the Company’s business, see “—Generic Competition” below.

The chart below shows the net sales of key products in the Pharmaceuticals segment, together with the year in which the basic exclusivity loss (patent rights or data exclusivity) occurred or is estimated to occur in the United States, the European Union (EU) and Japan. The Company also sells its pharmaceutical products in other countries; however, data is not provided on a country-by-country basis because individual country sales are not significant outside the United States, the EU and Japan. In many instances, the basic exclusivity loss date listed below is the expiration date of the patent that claims the active ingredient of the drug or the method of using the drug for the approved indication. In some instances, the basic exclusivity loss date listed in the chart is the expiration date of the data exclusivity period. In situations where there is only data exclusivity without patent protection, a competitor could seek regulatory approval by submitting its own clinical trial data to obtain marketing approval.

The Company estimates the market exclusivity period for each of its products on a case-by-case basis for the purposes of business planning only. The length of market exclusivity for any of the Company’s products is impossible to predict with certainty because of the complex interaction between patent and regulatory forms of exclusivity and the inherent uncertainties regarding patent litigation. Although the Company provides these estimates for business planning purposes, these are not intended as an indication of how the Company’s patents might fare in any particular patent litigation brought against potential infringers. There can be no assurance that a particular product will enjoy market exclusivity for the full period of time that appears in the estimate or that the exclusivity will be limited to the estimate.

Pharmaceutical Products	2004	2003	2002	Past or Currently Estimated Year of U.S. Basic Exclusivity Loss	Past or Currently Estimated Year of EU Basic Exclusivity Loss(a)	Past or Currently Estimated Year of Japanese Basic Exclusivity Loss
	(dollars in millions)
Cardiovascular
PLAVIX*	$3,327	$2,467	$1,890	2011	2013	++
PRAVACHOL	2,635	2,827	2,266	2006	2002-2007	++
AVAPRO*/AVALIDE*	930	757	586	2011	2012	++
MONOPRIL	274	470	426	2003	2001-2008	++
COUMADIN	255	303	300	1997	(b)	++
Virology
SUSTIVA	621	544	455	2013	2013	++
REYATAZ	414	88	—	2017	2017	2017
VIDEX/VIDEX EC	274	267	262	2001/2004	2001	2001
ZERIT	272	354	443	2008	2007-2011	2008
Infectious Diseases
CEFZIL	270	327	287	2005	2004-2009	++
TEQUIN	169	208	184	2007	++	++
Oncology
TAXOL®	991	934	857	2000	2003	2005-2013
PARAPLATIN	673	905	727	2004	2000	1998
ERBITUX*	261	—	—	2017	++	++
Affective (Psychiatric) Disorders
ABILIFY*	593	283	25	2009	++	++
Metabolics
GLUCOVANCE*	169	424	246	2004	++	++
GLUCOPHAGE* IR	68	118	220	2000	++	++
GLUCOPHAGE* XR	67	395	297	2003	++	++

Note: The currently estimated year of basic exclusivity loss includes any statutory extensions of exclusivity that have been earned, but not those that are speculative. In some instances, there may be later-expiring patents that cover particular forms or compositions of the drug, as well as methods of manufacture or methods of using the drug. Such patents may sometimes result in a favorable market position for the Company’s product, but product exclusivity cannot be predicted or assured.

*	Indicates brand names of products, which are registered trademarks not owned by the Company or its subsidiaries.

++	The Company does not currently market the product in the jurisdiction indicated.

(a)	References to the EU throughout this Form 10-K include the following current 25 member states: Austria, Belgium, Cyprus, Czech Republic, Denmark, Estonia, Finland, France, Germany, Greece, Hungary, Ireland, Italy, Latvia, Lithuania, Luxembourg, Malta, Netherlands, Poland, Portugal, Slovakia, Slovenia, Spain, Sweden, and the United Kingdom. In some instances the date of basic exclusivity loss will be different in various EU member states. In such instances, the earliest and latest dates of basic exclusivity loss are listed. For those EU countries where the basic patent was not obtained, there may be data protection available.

(b)	EU basic exclusivity expired before BMS acquired the product.

Below is a summary of the indication, intellectual property position, licensing arrangements, if any, and third-party manufacturing arrangements, if any, for each of the above products in the United States and where applicable, the EU and Japan.

Cardiovascular

PLAVIX*	Clopidogrel bisulfate is a platelet aggregation inhibitor, which is approved for protection against fatal or non-fatal heart attack or stroke in patients with a history of heart attack, stroke, peripheral arterial disease or acute coronary syndrome.

Clopidogrel bisulfate was codeveloped and is jointly marketed with Sanofi. The worldwide alliance operates under the framework of two geographic territories: one in the Americas and Australia (BMS’s primary territory) and the other in Europe and Asia (Sanofi’s primary territory).

The composition of matter patent in the United States expires in 2011 (which includes a statutory patent term extension). This patent is currently the subject of litigation. The Company continues to believe that the patent is valid and that it is infringed, and with its alliance partner and patent-holder Sanofi, is vigorously pursuing the litigation. It is not possible at this time reasonably to assess the outcome of this litigation, or if there were an adverse determination in this litigation, the timing of potential generic competition for PLAVIX*. For more information about this litigation, see “Item 8. Financial Statements—Note 21. Legal Proceedings and Contingencies.” For more information about the potential effects of generic competition on PLAVIX*, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Outlook.” In the EU, regulatory data exclusivity extends to 2008 and the key composition of matter patent expires in 2013.

Bulk requirements for clopidogrel are supplied to each territory by Sanofi, which produces bulk clopidogrel in its own facilities and obtains a portion of the bulk clopidogrel requirements from a third party, under an arrangement that includes royalty payments based on product sales, and each territory then produces finished product for sale.

For more information about the Company’s arrangements with Sanofi, see “—Strategic Alliances” below and “Item 8. Financial Statements—Note 2. Alliances and Investments.”

PRAVACHOL	Pravastatin sodium is an HMG Co-A reductase inhibitor indicated as an adjunct to diet and exercise for patients with primary hypercholesterolemia, for lowering the risk of a first heart attack in people without clinically evident coronary heart disease who have elevated cholesterol, and for reducing the risk of heart attack and stroke in patients with clinically evident coronary heart disease.

The Company has licensed a patent covering pravastatin, marketed by the Company in the U.S. as PRAVACHOL, from Sankyo Company, Ltd. (Sankyo) of Japan, with the agreement expiring as exclusivity expires on a market-by-market basis. Exclusivity in the U.S. under the patent (including pediatric extension) lasts until April 2006. Under the terms of the license, the Company may market and sell pravastatin throughout the world, excluding Japan, Korea, Taiwan and Thailand (markets in which Sankyo retains exclusive patent rights). Sankyo also copromotes and comarkets pravastatin in certain European and Latin American countries.

The composition of matter patent was scheduled to expire in the United States in October 2005, but has been extended for six months to April 2006 under the law that provides exclusivity extensions for pediatric research. In the EU, the composition of matter patent was not obtained in Greece, Luxembourg or Portugal and expired in Spain in July 2002. The composition of matter patent expired in August 2004 in Belgium, Denmark, Finland, Germany, Ireland, the Netherlands and the United Kingdom. In Austria, expiration occurred in November 2004. In France and Sweden, expiration will occur in August and March 2006, respectively. In Italy, expiration will occur on January 1, 2008.

The Company’s bulk requirements for pravastatin are supplied by Sankyo. The Company finishes the product in its own facilities.

AVAPRO*/AVALIDE*	Irbesartan/irbesartan-hydrochlorothiazide is an angiotensin II receptor antagonist indicated for the treatment of hypertension and diabetic nephropathy.

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

Irbesartan is manufactured by both the Company and Sanofi. Bulk irbesartan is sold to the territory joint ventures at a fixed price per kilogram. Under intellectual property license arrangements, Sanofi collects a royalty based on a percentage of net sales.

For more information about the Company’s arrangements with Sanofi, see “—Strategic Alliances” below and “Item 8. Financial Statements—Note 2. Alliances and Investments.”

MONOPRIL	Fosinopril sodium is a second-generation angiotensin converting enzyme (ACE) inhibitor with once-a-day dosing indicated for the treatment of hypertension. MONOPRIL was developed internally.

The basic composition of matter patent in the United States expired in June 2003. The basic composition of matter patent expired in Denmark, Greece and Portugal in 2001 and in Spain in October 2002. A composition of matter patent was not obtained in Finland. For the rest of the EU, the composition of matter patent expires on a country-by-country basis through 2008.

COUMADIN	Warfarin sodium is an oral anti-coagulant used predominantly in patients with atrial fibrillation or deep venous thrombosis/pulmonary embolism.

Market exclusivity expired in the United States in 1997. Basic patent protection and regulatory data protection had expired before the Company acquired COUMADIN in 2001.

The Company obtains its bulk requirements for warfarin from a third party and produces the majority of finished goods in its own facilities.

Virology

SUSTIVA	Efavirenz is an antiretroviral drug used in the treatment of HIV.

Rights to market efavirenz in the United States, the United Kingdom, France, Germany, Ireland, Italy and Spain are licensed from Merck & Co., Inc. (Merck) for a royalty based on a percentage of net sales.

The basic composition of matter patent expires in 2013 in the United States. A separate method of use patent expires in 2014. The basic composition of matter patents in the United Kingdom, Ireland, France, Germany, Italy and Spain expire in 2013. Data exclusivity in the EU expires in 2009.

The Company obtains its bulk requirements for efavirenz from third parties and produces finished goods in its own facilities.

REYATAZ	Atazanavir sulfate is a protease inhibitor for the treatment of HIV. REYATAZ was launched in the United States in July 2003.

The Company developed atazanavir under a worldwide license from Novartis AG (Novartis) for which it pays a royalty based on a percentage of net sales.

VIDEX/VIDEX EC	Didanosine is an antiretroviral drug used in the treatment of adult and pediatric patients with HIV. Didanosine is marketed by the Company in three different formulations. The first is for use in an oral solution. The second is a reduced mass tablet. The third is an enteric coated capsule formulation (VIDEX EC).

The Company has a license to the U.S. Government’s patent series that claims the method of using didanosine to treat HIV. This patent series covers the approved use of all three of the aforementioned formulations. The Company’s license became non-exclusive in October 2001. Another company has obtained a license from the U.S. Government and is marketing didanosine.

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

VIDEX EC (enteric coated capsule): the Company also has pending patent applications that cover the VIDEX EC formulation in the United States, the EU and Japan. If these patents are issued, expiration will be in 2018.

U.S. data exclusivity for VIDEX EC expired in May 2004. Japanese data exclusivity for VIDEX EC expires in March 2005.

The Company obtains the materials necessary for bulk manufacture of didanosine from a third party and produces the finished product in its own facilities.

ZERIT	Stavudine is used in the treatment of HIV.

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

Infectious Diseases

CEFZIL	Cefprozil is a semi-synthetic broad-spectrum cephalosporin antibiotic for the treatment of mild to moderately severe bacterial infections of the throat, ear, sinuses, respiratory tract and skin.

Cefprozil was discovered and developed internally.

The basic composition of matter patent protecting cefprozil in the United States (including patent term extension) expires December 23, 2005. In several European countries including Austria, Finland, Italy, Switzerland and United Kingdom, the composition of matter patent expires in 2008-2009 (including term extension). In Spain, the patent expired February 5, 2005, and for other European countries and Japan, the patent expired in 2004.

TEQUIN	Gatifloxacin is a broad-spectrum 8-methoxy fluoroquinolone antibiotic indicated for the treatment of respiratory tract infections in adults 18 years or older, such as acute bacterial exacerbation of chronic bronchitis, acute sinusitis and community-acquired pneumonia caused by indicated susceptible strains of gram-positive and gram-negative bacteria.

Gatifloxacin is licensed from Kyorin Pharmaceuticals Co., Ltd. (Kyorin). The Company purchases bulk gatifloxacin, inclusive of a royalty, based on a percentage of net sales.

The basic U.S. patent expires in 2007; however, it is expected that the patent will be eligible for a statutory patent term extension until 2009. This patent term extension is granted to compensate patent holders for a portion of the patent life lost during the regulatory approval process.

This patent is currently the subject of litigation. The Company believes that the patent is valid and that it is infringed, and with its partner and patent-holder Kyorin, is vigorously pursuing the litigation. It is not possible at this time reasonably to assess the outcome of this litigation, or if there were an adverse determination in this litigation, the timing of potential generic competition for TEQUIN. For more information about this litigation, see “Item 8. Financial Statements—Note 21. Legal Proceedings and Contingencies.”

Gatifloxacin is manufactured by a third party.

Oncology

TAXOL®	Paclitaxel is used in the treatment of refractory ovarian cancer, first-line treatment of ovarian cancer in combination with cisplatin, second-line treatment of AIDS related Kaposi’s Sarcoma, treatment of metastatic breast cancer after failure of combination chemotherapy, adjuvant treatment of node positive breast cancer and in the treatment of non-small cell lung carcinoma with cisplatin.

Paclitaxel was developed under a collaborative research and development agreement with the U.S. Government. Under the agreement, the Company obtained rights to the U.S. Government’s TAXOL® data.

The active ingredient in TAXOL®, paclitaxel, did not have patent protection in the United States, the EU or Japan but did have regulatory protection in the form of data exclusivity. Data exclusivity in the United States expired in 1997. An initial approval for a U.S. generic version was granted in October 2000, revoked by the U.S. Food and Drug Administration (FDA) in November 2001 and then reinstated in January 2002. Data exclusivity in the EU expired in September 2003. Data exclusivity for TAXOL® in Japan expired in July 2003. A patent claiming the approved dosing and administration schedule expires in Japan in 2013. A nullity action was filed in November 2004 in the Japanese Patent Office seeking to have this patent invalidated and the Company is defending the patent. Numerous factors make it impossible to predict when loss of market exclusivity in Japan will actually occur.

The Company is supplied with its bulk requirements for paclitaxel from third parties and produces finished goods in its own facilities.

PARAPLATIN	Carboplatin is a chemotherapeutic agent used in the treatment of ovarian cancer.

The patent for carboplatin in the U.S. expired in April 2004, but was extended for six months to October 2004 under the law that provides exclusivity extensions for pediatric research. Prior to the expiration of the U.S. patent in October 2004, the Company held an exclusive patent license for carboplatin from Research Corporation Technologies and the University of Michigan under which the Company had rights to market PARAPLATIN worldwide and paid a royalty based on a percentage of product sales. In the EU, the basic patent covering carboplatin was obtained in France, Germany, the Netherlands, Sweden and the United Kingdom. The last patent to expire in these countries was France in 2000. In Japan, the basic patent expired in 1998.

The Company entered into an agreement with Teva Pharmaceuticals USA, Inc. (Teva), allowing Teva’s authorized affiliate, Sicor Pharmaceuticals Sales, Inc., to distribute an unbranded version of carboplatin supplied by BMS commencing on June 24, 2004. This agreement expires in June 2005.

The Company obtains its bulk requirements for carboplatin from a third party and produces finished goods in its own facilities.

ERBITUX*	ERBITUX* (cetuximab) is an IgG1 monoclonal antibody designed to exclusively target and block the Epidermal Growth Factor Receptor (EGFR), which is expressed on the surface of certain cancer cells in multiple tumor types as well as some normal cells. ERBITUX* was approved by the FDA in February 2004 for the treatment in combination with irinotecan of patients with EGFR-expressing metastatic colorectal cancer who had failed an irinotecan-based regimen and as monotherapy for patients who are intolerant of irinotecan.

ERBITUX* is marketed in North America by the Company under a distribution and copromotion agreement with ImClone Systems Incorporated (ImClone). The Company and ImClone will share distribution rights to ERBITUX* with Merck KGaA in Japan. For a description of the Company’s alliance with ImClone, see “—Strategic Alliances” below and “Item 8. Financial Statements—Note 2. Alliances and Investments.”

There is no composition of matter patent that specifically claims ERBITUX*. ERBITUX* has been approved for monotherapy, for which there is no use patent. The use of ERBITUX* in combination with an anti-neoplastic agent is approved by the FDA. Such combination use is claimed in a granted U.S. patent that expires in 2017. For more information about biologics patents, see “—Intellectual Property and Product Exclusivity” below. The inventorship of this use patent is being challenged by three scientists from the Weizmann Institute who claim they should have been named as co-inventors. For more information about this litigation, see “Item 8. Financial Statements—Note 22. Legal Proceedings and Contingencies.” The European equivalent of this use patent has been opposed.

The Company purchases all of its bulk requirements for ERBITUX* from ImClone, and ImClone and other third parties produce finished goods in their own facilities. For a description of the Company’s supply agreement with ImClone, see “—Manufacturing and Quality Assurance” below.

Affective (Psychiatric) Disorders

ABILIFY*	Aripiprazole is an atypical antipsychotic agent for patients with schizophrenia. ABILIFY* was introduced in the United States in November 2002 and has been approved for marketing in the EU and Switzerland. Applications are pending in other countries.

Aripiprazole is copromoted in the United States by the Company and Otsuka. BMS’s rights to commercialize aripiprazole in the United States terminate in 2012. Thereafter, Otsuka has the sole right to commercialize aripiprazole in the United States. The Company also has the right to copromote ABILIFY* in several European countries (the United Kingdom, France, Germany and Spain) and to act as exclusive distributor for the product in the rest of the EU. The Company is the exclusive licensee for the product in the rest of the world, excluding Japan and certain other countries. The Company records alliance revenue for its contractual share of the net sales in these copromotion countries, excluding the United Kingdom, and records all expenses related to the product. Alliance revenue is recorded by the Company as net sales based upon 65% of Otsuka’s net sales in the copromotion countries. The Company recognizes this alliance revenue when ABILIFY* is shipped and all risks and rewards of ownership have transferred to Otsuka’s customers. In the UK, the Company records 100% of the net sales and related cost of products sold. In countries where the Company has an exclusive right to sell ABILIFY*, as sales commence, the Company will record 100% of the net sales and related cost of products sold. For more information about the Company’s arrangement with Otsuka, see “—Strategic Alliances” below and “Item 8. Financial Statements—Note 2. Alliances and Investments.”

The basic U.S. composition of matter patent for ABILIFY* expires in 2009 (and may be extended until 2014 if a pending patent term extension is granted). In August 2004, Otsuka filed with the United States Patent and Trademark Office (USPTO) a Request for Reexamination of a U.S. composition of matter patent (U.S. Patent Number No. 5,006,528, the “‘528 Patent”) covering ABILIFY* (aripiprazole). The USPTO granted the request for reexam. Otsuka determined that the original ‘528 Patent application mistakenly identified a prior art reference by the wrong patent number. In addition, Otsuka has taken the opportunity to bring other citations to the attention of the USPTO. The Reexamination will allow the USPTO to consider the patentability of the patent claims in light of the correctly identified patent reference and newly cited documents. The USPTO is expected to make a final decision on the reexamination by 2006.

The Company and Otsuka believe that the subject matter claimed in the ‘528 Patent is patentable over the prior art and expect that the USPTO will reconfirm that in the reexamination. However, there can be no guarantee as to the outcome. If the patentability of the ‘528 Patent were not reconfirmed following a reexamination, there may be sooner than expected loss of market exclusivity of ABILIFY* in the U.S. and the subsequent development of generic competition which would be material to the Company.

There is no composition of matter patent in Austria, Belgium, Finland, Greece, Ireland, Luxembourg, Portugal, Latvia, Hungary, Cypress, Czech Republic, Slovenia, Slovakia, Poland, Malta and Lithuania. For the other EU member states, the composition of matter patent expires in 2009 (and may be extended until 2014 if pending supplemental protection certificates are granted).

Otsuka supplies the bulk requirements for aripiprazole and both Otsuka and the Company produce the finished product in their own facilities.

Metabolics

GLUCOVANCE*/ GLUCOPHAGE* IR/	Metformin hydrochloride/glyburide and metformin hydrochloride are oral anti-diabetic agents for type 2 diabetes.

GLUCOPHAGE* XR	Metformin was developed by Merck Sante S.A.S. Under the terms of the arrangement, the Company may market and sell metformin in the United States. The Company purchases bulk metformin at a price (including a royalty) based on a percentage of net sales.

Data exclusivity for GLUCOPHAGE* IR expired in March 2000. Regulatory exclusivity expired for GLUCOPHAGE* XR in October 2003 and for GLUCOVANCE* in January 2004.

The Company obtains its bulk requirements for metformin from Merck Sante and produces the finished product in its own facilities.

In addition to the pharmaceutical products discussed above, the Company’s Pharmaceuticals segment also includes the Company’s wholly owned UPSA business in Europe. The UPSA brand of acetaminophen, EFFERALGAN, is marketed for pain relief across the European continent. The Company also markets ASPIRINE UPSA, DAFALGAN and FERVEX in Europe and other overseas markets.

Strategic Alliances and Arrangements

The Company enters into strategic alliances and arrangements with third parties, which give the Company rights to develop, manufacture, market and/or sell pharmaceutical products, the rights to which are owned by such third parties. The Company also enters into strategic alliances and arrangements with third parties, which give such third parties the rights to develop, manufacture, market and/or sell pharmaceutical products, the rights to which are owned by the Company. These alliances and arrangements can take many forms, including licensing arrangements, codevelopment and comarketing agreements, copromotion arrangements and joint ventures. Such alliances and arrangements reduce the risk of incurring all research and development expenses that do not lead to revenue-generating products; however, the gross margins on alliance products are generally lower, sometimes substantially so, than the gross margins on the Company’s own products because profits from alliance products are shared with the Company’s alliance partners. While there can be no assurance that new alliances will be formed, the Company actively pursues such arrangements and views alliances as an important complement to its own discovery and development activities. The Company’s most significant current alliances and arrangements for the Company’s in-line products are those with Sanofi for PLAVIX* and AVAPRO*/AVALIDE*, Otsuka for ABILIFY*, ImClone for ERBITUX*, and Sankyo for PRAVACHOL. The Company’s most significant alliances and arrangements for products under development, subject to approval from regulatory authorities, are with Merck for muraglitazar, the rights to which are owned by the Company, with Pierre Fabre Medicament S.A. (Pierre Fabre) for JAVLOR*, the rights to which are owned by Pierre Fabre, with Medarex, Inc. (Medarex) for MDX-010, the rights to which are owned by Medarex, with Gilead Sciences, Inc. (Gilead) for a fixed dose combination of the Company’s product SUSTIVA and Gilead’s TRUVADA* and with Somerset Pharmaceuticals, Inc. (Somerset) for EMSAM*, the rights to which are owned by Somerset. Each of these significant alliances and arrangements are discussed in more detail below. Additionally, the Company has licensing arrangements with Yale for ZERIT, with the U.S. Government for VIDEX, with Novartis for REYATAZ and with Kyorin for TEQUIN. In general, the Company’s strategic alliances and arrangements are for periods co-extensive with the periods of market exclusivity protection on a country-by-country basis. Based on the Company’s current expectations with respect to the expiration of market exclusivity in the Company’s significant markets, the licensing arrangements with Yale for ZERIT are expected to expire in 2008 in the U.S., between 2007-2011 in the EU and in 2008 in Japan; with the U.S. Government for VIDEX, which by its terms became non-exclusive in 2001, are expected to expire in 2007 in the U.S. (which includes an earned pediatric extension) and Japan and in EU countries between 2006-2009; with Novartis for REYATAZ are expected to expire in 2017 in the U.S., the EU and Japan; and with Kyorin for TEQUIN are expected to expire in 2007 in the U.S. For further discussion of market exclusivity protection, including a chart showing net sales of key products together with the year in which basic exclusivity loss occurred or is expected to occur in the U.S., the EU and Japan, see “—Products” and “—Intellectual Property and Product Exclusivity.”

Each of the Company’s strategic alliances and arrangements with third parties who own the rights to manufacture, market and/or sell pharmaceutical products contain customary early termination provisions typically found in agreements of this kind and are generally based on the other party’s material breach or bankruptcy (voluntary or involuntary) and product safety concerns. The amount of notice required for early termination generally ranges from immediately upon notice to 90 days after receipt of notice. Termination immediately upon notice is generally available where the other party files a voluntary bankruptcy petition. Termination upon 30 to 90 days notice is generally available where an involuntary bankruptcy petition has been filed (and not been dismissed) or a material breach by the other party has occurred (and not been cured). Early termination due to product safety concerns typically arises when a product is determined to create significant risk of harm to patients due to concerns regarding the product’s efficacy or level of toxicity. The Company’s strategic alliances and arrangements typically do not otherwise contain any provisions that provide the other party the right to terminate the alliance on short notice. In general, where the other party to the Company’s strategic alliance and arrangement will continue to have exclusivity protection upon the expiration or termination of the alliance, the Company does not retain any rights to the product or to the other party’s intellectual property. The loss of rights to one or more products that are marketed and sold by the Company pursuant to strategic alliance arrangements with third parties in one or more countries or territories could be material to the Company’s results of operations and cash flows and, in the case of PLAVIX*, could be material to its financial condition and liquidity. As is customary in the pharmaceutical industry, the terms of the Company’s strategic alliances and arrangements generally is co-extensive with the exclusivity period, which as discussed above, may vary on a country-by-country basis. As discussed below, the Company’s strategic alliance with Otsuka expires in November 2012 in the United States and Puerto Rico, which may be prior to expiration of market exclusivity protection for ABILIFY* which is expected to expire in 2009 in the U.S. but may be extended until 2014 if a pending statutory patent term extension is granted.

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

The territory partnerships are governed by a series of committees with enumerated functions, powers and responsibilities. Each territory has two senior committees (Senior Committees) which have final decision making authority with respect to that territory as to the enumerated functions, powers and responsibilities within its jurisdiction.

The Company acts as the operating partner for the territory covering the Americas and Australia and owns a 50.1% majority controlling interest in this territory. As such, the Company consolidates all country partnership results for these territories and records Sanofi’s share of the results as a minority interest expense, net of taxes, which was $502 million in 2004, $351 million in 2003 and $292 million in 2002. The Company recorded sales in these territories and in comarketing countries (Germany, Italy, Spain and Greece) of $4,257 million in 2004, $3,224 million in 2003 and $2,476 million in 2002.

Sanofi acts as the operating partner for Territory A covering Europe and Asia and owns a 50.1% majority financial controlling interest in this territory. The Company’s ownership interest in this territory is 49.9%. The Company accounts for the investment in partnership entities in this territory under the equity method and records its share of the results in equity in net income of affiliates in the consolidated statement of earnings. The Company’s share of net income from these partnership entities before taxes was $269 million in 2004, $187 million in 2003 and $120 million in 2002. For further discussion of this matter, see “Item 8. Financial Statements - Note 2. Alliances and Investments.”

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

Otsuka In 1999, the Company entered into a worldwide commercialization agreement with Otsuka, to codevelop and copromote ABILIFY* (aripiprazole) for the treatment of schizophrenia and related psychotic disorders, except in Japan, China, Taiwan, North Korea, South Korea, the Philippines, Thailand, Indonesia, Pakistan and Egypt. The Company began copromoting the product with Otsuka in the U.S. and Puerto Rico in November 2002. In June 2004, the Company received marketing approval from the European Commission. The product is currently copromoted with Otsuka in the United Kingdom and Germany, and the Company and Otsuka will also copromote it in France and Spain. The Company records alliance revenue for its contractual share of the net sales in these copromotion countries, excluding the United Kingdom, and records all expenses related to the product. Alliance revenue is recorded by the Company as net sales based upon 65% of Otsuka’s net sales in the copromotion countries. The Company recognizes this alliance revenue when ABILIFY* is shipped and all risks and rewards of ownership have transferred to Otsuka’s customers. In the UK, the Company records 100% of the net sales and related cost of products sold.

The Company also has an exclusive right to sell ABILIFY* in a number of other countries in Europe, the Americas and Asia. In these countries, as sales commence, the Company will record 100% of the net sales and related cost of products sold. Under the terms of the agreement, the Company purchases the product from Otsuka and performs finish manufacturing for sale by the Company to its customers. The agreement expires in November 2012 in the U.S. and Puerto Rico. For the countries in the European Union where the Company has the exclusive right to sell ABILIFY*, the agreement expires in June 2014. In each other country where the Company has the exclusive right to sell ABILIFY*, the agreement expires on the later of the tenth anniversary of the first commercial sale in such country or expiration of the applicable patent, if any, in such country. Early termination is available based on the other party’s voluntary or involuntary bankruptcy, failure to make minimum payments, failure to commence the first commercial sale with three months after receipt of all necessary approvals and material breach. The amount of notice required for early termination of the strategic alliance is immediately upon notice (i) in the case of voluntary bankruptcy, (ii) where minimum payments are not made to Otsuka, or (iii) if first commercial sale has not occurred within three months after receipt of all necessary approvals, 30 days where a material breach has occurred (and not been cured or commencement of cure has not occurred within 90 days after notice of such material breach) and 90 days in the case where an involuntary bankruptcy petition has been filed (and not been dismissed). In addition, termination is available to Otsuka upon 30 days notice in the event that the Company were to challenge Otsuka’s patent rights or, on a market-by-market basis, the Company were to market a product in direct competition with ABILIFY*. Upon termination or expiration of the alliance, the Company does not retain any rights to ABILIFY*.

The Company recorded total revenue for ABILIFY* of $593 million in 2004, $283 million in 2003 and $25 million in 2002. Total milestone payments made to Otsuka from 1999 through 2004 were $217 million, of which $157 million was expensed as acquired in-process research and development in 1999. The $60 million of capitalized payments are amortized into cost of products sold over the remaining life of the agreement in the U.S., which is approximately eight years. Included in the $60 million of capitalized payments is a $10 million payment made in July 2004 for attainment of marketing approval by the European Union.

ImClone In November 2001, the Company purchased 14.4 million shares of ImClone for $70 per share, or $1,007 million, which represented approximately 19.9% of the ImClone shares outstanding just prior to the Company’s commencement of a public tender offer for those ImClone shares. ImClone is a biopharmaceutical company focused on developing targeted cancer treatments, which include growth factor blockers, cancer vaccines, and anti-angiogenesis therapeutics. The equity investment in ImClone is part of a strategic agreement between the Company and ImClone that also included an arrangement expiring in September 2018 to codevelop and copromote the cancer drug, ERBITUX*, for a series of payments originally totaling $1 billion. The Company paid ImClone a milestone payment of $200 million in 2001, which was expensed. On March 5, 2002, the agreement with ImClone was revised to reduce the total payments to $900 million from $1 billion. In accordance with the agreement, the Company paid ImClone $140 million in March 2002, $60 million in March 2003, and $250 million in March 2004 upon the approval by the FDA of the Biologics License Application (BLA) for ERBITUX* for use in combination with irinotecan in the treatment of patients with EGFR-expressing, metastatic colorectal cancer who are refractory to irinotecan-based chemotherapy and for use as a single agent in the treatment of patients with EGFR-expressing, metastatic colorectal cancer who are intolerant to irinotecan-based chemotherapy. In June 2004, the FDA approved ImClone’s Chemistry, Manufacturing and Controls supplemental Biologics License Application (sBLA) for licensure of its BB36 manufacturing facility. An additional $250 million is payable upon FDA approval for use in treating another tumor type, which is anticipated to occur in late 2005. The Company also has codevelopment and copromotion rights in Canada and Japan to the extent the product is commercialized in such countries. In Japan, the Company and ImClone will share distribution rights to ERBITUX* with Merck KGaA. Under the agreement, ImClone will receive a distribution fee based on a flat rate of 39% of product revenues in North America. The Company will purchase all of its commercial requirements for bulk ERBITUX* from ImClone at a price equal to manufacturing cost plus 10%.

Payments made subsequent to the March 2004 approval will be capitalized and amortized to cost of products sold over the remaining term of the agreement. With respect to the $200 million of milestone payments the Company paid ImClone in 2002 and 2003, $160 million was expensed in the first quarter of 2002 as acquired in-process research and development, and $40 million was recorded as an additional equity investment to eliminate the income statement effect of the portion of the milestone payment for which the Company has an economic claim through its ownership interest in ImClone. The Company accounts for the $250 million approval milestone paid in March 2004 as a license acquisition and amortizes the payment into cost of products sold over the expected useful life of the license, which is approximately fourteen years. The Company amortized into cost of products sold $14 million for 2004. The unamortized portion of the $250 million payment is recorded in intangible assets, net in the consolidated balance sheet and was $236 million as of December 31, 2004.

The Company determines its equity share in ImClone’s net income or loss by eliminating from ImClone’s results the milestone revenue ImClone recognizes for the pre-approval milestone payments that were recorded by the Company as additional equity investment. The Company recorded net income of $9 million in 2004, and net losses of $36 million and $40 million in 2003 and 2002, respectively, for its share of ImClone’s net income/losses. The Company records its share of the results in equity in net income of affiliates in the consolidated statement of earnings. The Company recorded net sales for ERBITUX* of $261 million since its approval by the FDA in February 2004.

The Company’s recorded investment in, and the market value of, ImClone common stock as of December 31, 2004 was $72 million and approximately $660 million, respectively. On a per share basis, the carrying value of the ImClone investment and the closing market price of the ImClone shares as of December 31, 2004 were $5.03 and $46.08, respectively.

Early termination is available based on material breach and is effective 60 days after notice of the material breach (and such material breach has not been cured or commencement of cure has not occurred). Upon termination or expiration of the alliance, the Company does not retain any rights to ERBITUX*.

The Company is the exclusive distributor of ERBITUX* in North America. Under the terms of an agreement with McKesson Corporation (McKesson) entered into in February 2004, McKesson provides warehousing, packing and shipping for filling orders for ERBITUX*. To maintain the integrity of the product, special storage conditions and handling are required. Accordingly, all sales of ERBITUX*, including purchase requests from other wholesalers, are processed through the Company, and McKesson will only ship ERBITUX* to end-users of the product and not to other intermediaries to hold for later sales. Either the Company or McKesson may unilaterally terminate the agreement on not less than six months prior notice to the other party. This agreement expires on March 31, 2005, however the Company has the option to extend the agreement to June 30, 2005.

For further discussion of the Company’s strategic alliance with ImClone, see “Item 8. Financial Statements—Note 2. Alliances and Investments.”

Sankyo The Company has licensed a patent covering pravastatin, marketed by the Company in the U.S. as PRAVACHOL, from Sankyo, with the agreement expiring as exclusivity expires on a market-by-market basis. Exclusivity in the U.S. under the patent (including pediatric extension) lasts until April 2006. Under the terms of the license, the Company may market and sell pravastatin throughout the world, excluding Japan, Korea, Taiwan and Thailand (markets in which Sankyo retains exclusive patent rights). Sankyo also copromotes and comarkets pravastatin in certain European and Latin American countries. Early termination is available based on the other party’s voluntary or involuntary bankruptcy and material breach. The amount of notice required for early termination of the strategic alliance is immediately upon notice in the case of either voluntary or involuntary bankruptcy and 90 days after notice in the case where a material breach has occurred (and not been cured or commencement of cure has not occurred). Upon termination or expiration of the alliance, the Company does not retain any patent or other exclusivity rights in relation to pravastatin.

In 2004, the Company entered into the following significant alliances and arrangements for products in clinical development:

Merck In April 2004, the Company entered into a collaboration agreement with Merck for worldwide codevelopment and copromotion for muraglitazar, the Company’s dual PPAR (peroxisome proliferator activated receptor) agonist, currently in Phase III clinical development for use in treating Type 2 diabetes. The Company and Merck will jointly develop the clinical and marketing strategy for muraglitazar, share equally in future development and commercialization costs and copromote the product to physicians on a global basis, with Merck to receive payments based on net sales levels. A New Drug Application (NDA) for muraglitazar was submitted to the FDA in December 2004 for United States regulatory approval. Under the terms of the agreement, the Company received a $100 million non-refundable upfront payment in May 2004 and was entitled to receive an additional $55 million milestone payment in December 2004, which was subsequently received in January 2005. The Company is entitled to receive $220 million in additional payments upon achievement of certain regulatory milestones.

The upfront payment of $100 million received in May 2004 was deferred and is being amortized into other income over the expected remaining useful life of the agreement, which is approximately sixteen years. In 2004, the Company recognized $4 million in other income. The $55 million milestone payment was deferred and recorded as a receivable in December 2004, and will be amortized into other income, beginning in January 2005, over the remaining useful life of the agreement. In addition, the Company records Merck’s share of codevelopment costs as a reduction to research and development expense and Merck’s share of copromotion costs as a reduction to advertising and product promotion expense.

The agreement expires on a product-by-product and country-by-country basis upon the latest of (i) the expiration of the last to expire Bristol-Myers Squibb patent or patent that is jointly funded in each case with respect to the applicable product in the applicable country, (ii) the expiration of any additional statutory or administrative protections that grant exclusivity with respect to the applicable product in the applicable country, and (iii) the cessation of the sale of the applicable product in the applicable country following first commercial sale of that product in that country. The basic composition of matter patent for muraglitazar in the United States expires in 2020. Patent applications in various countries in the European Union are pending. The Company also may be entitled to additional statutory or administrative protections in the United States and the European Union that would grant exclusivity with respect to muraglitazar beyond 2020.

In addition to customary termination provisions for cause, Merck also has the right to terminate the agreement for any reason upon not less than six months prior written notice to the Company. However, this right of termination can be exercised by Merck with respect to any product only during the period between the completion of Phase III clinical trials relating to such product and the time the NDA for such product is filed with the FDA. This right also can be exercised by Merck after the second anniversary of the date of filing of the NDA for such product with the FDA if the product has not been commercially launched in the United States at such time, or, if commercially launched in the United States, after the second anniversary of the commercial launch of such product in the United States. With respect to the European Union, Merck can exercise this right of termination after the second anniversary of the commercial launch of such product in the European Union or, if not commercially launched in the European Union, the third anniversary of the commercial launch of the product in the United States. Upon any early termination, the Company will retain control of all rights to muraglitazar.

The agreement also provides for certain standstill provisions which remain in effect for the term of the collaboration between the Company and Merck. Under such provisions, each party may not, directly or indirectly, without the consent of the other party: (i) acquire any beneficial ownership or interest in any voting securities of the other party; (ii) effect or initiate any (A) tender offer, merger, or other business combination involving the other party, or (B) any restructuring, dissolution, sale of all or substantially all of its assets or other extraordinary transaction with respect to the other party; (iii) make or participate in any solicitation of proxies to vote with respect to the other party; (iv) deposit any voting securities of the other party into a voting trust or subject any such securities to any voting arrangement or agreement; (v) initiate, propose or otherwise solicit stockholders of the other party for the approval of certain stockholder proposals; (vi) seek the election or removal of any member on the board of directors of the other party; (vii) call any meeting of the stockholders of the other party; (viii) request or obtain any list of holders of voting securities of the other party; (ix) form or participate in a “group” (within the meaning of Section 13(d)(3) of the Exchange Act) with respect to any voting securities of the other party; (x) seek to control the board of directors or influence the management of the other party except as it believes is required under applicable law; (xi) enter into any agreements, discussions or arrangements with any person other than the Company, Merck or an affiliate of either of them with respect to any of the foregoing; or (xii) seek to waive, amend or modify any of the provisions contained above.

The standstill provisions do not prohibit a party from acquiring voting securities of the other party by or through (i) a diversified mutual or pension fund managed by an independent investment adviser or pension plan established for the benefit of the employees, (ii) any employee benefit plan of such party, or (iii) any stock portfolios not controlled by such party that invest in the other party among other companies provided that such party does not request the trustee or administrator or investment adviser of such fund, plan or portfolio to acquire such voting securities and provided that no such fund, plan or portfolio acquires more than 5% of any class of voting securities of such other party. Further, the standstill provisions do not prevent any party from acquiring securities of another pharmaceutical or biotechnology company or other person that beneficially owns any securities of the other party.

The standstill provisions may be suspended solely to permit a party to take any of the actions described above to the extent the other party specifically invites such party to take such actions or to compete in certain transactions which would result in a direct or indirect divestiture of assets, tender or exchange offer, or any merger, consolidation or similar transaction that if consummated would result in any person or group beneficially owning 35% of the voting securities and/or market capitalization of such party if such transactions were publicly proposed by the other party or by an unaffiliated person.

Medarex In November 2004, the Company entered into a worldwide collaboration and share purchase agreement with Medarex to codevelop and copromote MDX-010, a fully human antibody currently in Phase III development for the treatment of metastatic melanoma. The agreement became effective in January 2005, after the companies received certain governmental clearances and approvals, and the receipt of consent from the U.S. Public Health Service of the sublicense to the Company of Medarex’s rights to MDX-1379 (gp100), a vaccine that is being developed in conjunction with MDX-010. The FDA has granted Fast Track status to MDX-010 in combination with MDX-1379 for treatment of patients with late stage unresectable metastatic melanoma who have failed or are intolerant to first line therapy. In January 2005, under the terms of the agreement, the Company made a cash payment of $25 million to Medarex which was expensed as research and development, and an additional $25 million equity investment in Medarex. Further milestone payments are expected to be made upon the successful achievement of various regulatory and sales related stages. The Company and Medarex will also share in future development and commercialization costs. Medarex could receive up to $205 million if all regulatory milestones are met, and up to $275 million in sales-related milestones. Medarex will have an option to copromote and receive 45% of the profits with the Company in the United States. The Company will receive an exclusive license outside of the U.S. and pay royalties to Medarex.

The agreement with Medarex does not expire unless and until one of the following events occurs: (1) the Company voluntarily terminates the agreement in its entirety, on a product-by-product basis (but only if a second product is then in GLP toxicology studies or later) or a country-by-country basis by providing Medarex with six months prior written notice depending on the circumstances; (2) the Company terminates Medarex’s co-promotion option and rights in the United States on sixty days written notice after the end of the second calendar year in the event Medarex provides less than sixty percent of certain performance obligations in any two out of three consecutive calendar years (such termination right to be exercised only with respect to those indications as to which Medarex failed to meet such performance obligation). Upon such termination by the Company, Medarex will no longer have a right to share in the profits and losses of the product and, instead the Company will pay Medarex royalties on net sales of the product; or (3) Medarex terminates the agreement with respect to all products on sixty days written notice if the Company provides less than sixty percent of certain performance obligations in any two out of three consecutive calendar years. Generally, upon termination, the Company will assign all rights to the product to Medarex and receive a royalty thereafter on intellectual property licensed by the Company to Medarex. Medarex may also elect not to copromote a product for one or more indications in the United States, in which event it will receive a royalty on sales of the product for such indication.

Pierre Fabre In April 2004, the Company and Pierre Fabre entered into three related agreements (a patent and know-how license agreement, a trademark license agreement and a supply agreement) to develop and commercialize JAVLOR* (vinflunine), a novel investigational anti-cancer agent. JAVLOR* is currently in Phase III clinical trials in Europe for the treatment of bladder and non-small cell lung cancer, and Phase II clinical trials in breast and ovarian cancer. An Investigational New Drug application for a Phase II clinical trial in bladder cancer was approved by FDA in November 2004. Under the terms of the agreement, the Company will receive an exclusive license to JAVLOR* in the United States, Canada, Japan, Korea and select Southeast Asian markets. Pierre Fabre will be responsible for the development and marketing of JAVLOR* in all other countries, including those of Europe, and will supply the Company’s requirements for the product. Under the terms of the agreement, the Company made and expensed upfront and milestone payments of $35 million in 2004, with the potential for an additional $175 million in milestone payments over time.

The patent and know-how license agreement, under which the Company licensed the right to market JAVLOR*, expires, on a country-by-country and product form-by-product form basis, on the date that is the later of: (i) the expiration of applicable patent or data exclusivity for a given Product form in a country, or (ii) the tenth anniversary of commercial sale of such product form in such country, at which time, the Company may exercise a royalty-free, nonexclusive right to market the product. The Agreement may be terminated sooner, as follows: (1) a party may terminate the agreement for voluntary or involuntary bankruptcy or insolvency of the other party that is not dismissed within a certain period of time; (2) a party may terminate for material breach by the other that is not cured with a specified period. Such termination shall relate only to the countries and product forms relating to the material breach, unless the product form is the IV form (in which case all forms can be terminated) and unless the breach pertains to the United States (in which case all countries can be terminated); (3) by Pierre Fabre, if Pierre Fabre terminates the supply agreement for material breach by the Company; (4) by either party, upon 60 days notice, if justifiable and demonstrable safety, efficacy, technical or regulatory reasons preclude development of the IV form for any indication, as determined by the Joint Steering Committee; (5) by Pierre Fabre, if (a) the Company fails to file or process a registrational filing required to be filed under the Agreement without justifiable and demonstrable safety, efficacy, technical or regulatory reasons; (b) if the Company does not launch the IV product form in a country within a time period required by the agreement (generally, ninety days) following receipt of regulatory (and if applicable, pricing) approval; (c) if the Company should challenge or contest Pierre Fabre Patent Rights; (d) if the Company makes an improper contract assignment; or (e) if the Company fails to meet certain minimum sales levels under the agreement.; or (6) by the Company, without cause, on a country-by-country basis, by giving Pierre Fabre at least (i) ninety days’ prior written notice, if such notice is given prior to the regulatory approval of the first approved indication in the United States, or (ii) one hundred eighty days’ prior written notice after regulatory approval of a first approved indication in the United States. Generally, for any termination made by Pierre Fabre or for termination by the Company without cause, the Company shall retain no rights to the product and all rights shall revert to Pierre Fabre.

Gilead In December 2004, the Company and Gilead entered into a joint venture to develop and commercialize the fixed-dose combination of the Company’s SUSTIVA (efavirenz) and Gilead’s TRUVADA* (emtricitabine and tenofovir disoproxil fumarate) in the United States. If approved by the FDA, the new product would be the first complete Highly Active Antiretroviral Therapy (HAART) treatment regimen for HIV available in the United States in a fixed-dose combination taken once daily. Fixed-dose combinations contain multiple medicines formulated together and may help simplify HIV therapy for patients and providers. Guidelines issued by the U.S. Department of Health and Human Services list the combination of emtricitabine, tenofovir disoproxil fumarate and efavirenz as one of the preferred non-nucleoside reverse transcriptase inhibitor (NNRTI)-based treatments for use in appropriate patients that have never taken anti-HIV medicines before.

Through the joint venture, the Company and Gilead will work in partnership to complete development and U.S. regulatory filings for this fixed-dose combination regimen. Subject to receiving marketing approval of the fixed-dose combination regimen, the companies would share responsibility for commercializing the product in the United States. Both companies will provide funding and field-based sales representatives in support of promotional efforts for the combination product. The Company and Gilead will receive revenues from future net sales at percentages relative to the contribution represented by their individual products that comprise the fixed-dose combination.

The joint venture between the Company and Gilead will continue until terminated by mutual agreement of the parties or otherwise as described below. If no NDA for the combination product is filed by December 31, 2006, or no NDA is approved by the FDA by December 31, 2007, then either party may terminate the joint venture. In the event of a material breach by one party, the non-breaching party may terminate the joint venture only if both parties agree that it is both desirable and practicable to withdraw the combination product from the market in the United States. At such time as one or more generic versions of SUSTIVA appear on the market in the United States, Gilead will have the right to terminate the joint venture and thereby acquires all the rights to the combination product; however, the Company will continue for three years to receive a percentage of the net sales based on the contribution of SUSTIVA to the combination product.

Somerset In December 2004, the Company and Somerset, a joint venture between Mylan Laboratories Inc. and Watson Pharmaceuticals, Inc., entered into an agreement for the commercialization and distribution of Somerset’s EMSAM* (selegiline transdermal system), an investigational monoamine oxidase inhibitor administered as a transdermal patch for the acute and maintenance treatment of patients with major depressive disorder. Somerset received an approvable letter from the FDA for EMSAM* in February 2004, and if approved by the FDA, EMSAM* would be the first transdermal treatment for major depressive disorder.

Under the terms of the agreement, the Company receives exclusive distribution rights to commercialize EMSAM*, if approved, in the U.S. and Canada, with an opportunity to negotiate, within a specified time frame, rights in all or specific portions of the rest of the world. The Company made and expensed a $5 million upfront payment in December 2004 and will make a further payment following regulatory approval in the U.S. In addition to the upfront payment, Somerset will receive milestone payments based on achievement of certain sales levels, as well as reimbursement of certain development costs incurred over the terms of the agreement. Somerset will supply products to the Company and receive royalties on the Company’s sales of EMSAM*.

Unless earlier terminated or extended in accordance with its terms, the agreement will terminate on the fifth anniversary of the date of the first commercial sale of EMSAM*. The agreement may be earlier terminated by either party in the event of a material breach of the agreement by or the bankruptcy of the other party. In addition to the general rights of termination, the Company has the rights to terminate the agreement (i) prior to the date of first commercial sale of EMSAM* upon the imposition of certain regulatory requirements or restrictions relating to EMSAM*, the failure of the parties to agree with respect to the allocation of specified excess development costs or the failure of Somerset to deliver launch inventories, or (ii) at any time following the launch of a generic product, the occurrence of a material safety issue relating to EMSAM*, or after the date which is 30 months after the date of first commercial sale of EMSAM* upon 180 days prior notice. Somerset also has the right to terminate the agreement prior to the date of first commercial sale of EMSAM* upon failure of the parties to agree with respect to the allocation of specified excess development costs, or at any time following the occurrence of a material safety issue relating to EMSAM* or the failure of the Company to meet specified detailing requirements.

For information on alliances relating to drug discovery, see “—Research and Development” below.

Nutritionals Segment

The Nutritionals segment, through Mead Johnson, manufactures, markets, distributes and sells infant formulas and other nutritional products, including the entire line of ENFAMIL products. In 2002, the Company commenced sales of ENFAMIL LIPIL, the first infant formula in the United States to contain the nutrients DHA (docosahexaenoic acid) and ARA (arachidonic acid). Also naturally found in breast milk, DHA and ARA are believed to support infant brain and eye development. The Company obtains these nutrients from a sole provider pursuant to a non-exclusive worldwide licensing and supply arrangement, under which there is no guaranty of supply and pricing is subject to change. The agreement expires beginning in 2024 on a country-by-country basis 25 years after the Company commences sales in a country.

The Company’s Nutritionals products are generally sold by wholesalers and retailers and are promoted primarily to healthcare professionals. The Company also promotes Nutritionals products directly to consumers worldwide through advertising. The Company manufactures these products in the United States and in seven foreign countries. Nutritionals sales accounted for 10% of the Company’s sales in 2004, and 11% of the Company’s sales in 2003 and 2002. Domestic Nutritionals sales accounted for 48%, 54% and 53% of total Nutritionals sales in 2004, 2003 and 2002, respectively, while international Nutritionals sales accounted for 52%, 46% and 47% of total Nutritionals sales in 2004, 2003 and 2002, respectively. Approximately one-half of U.S. gross sales of infant formula are subject to rebates issued under the Women, Infants and Children (WIC) program. Sales subject to WIC rebates have much lower margins than those of non-WIC program sales.

Net sales of selected products and product categories in the Nutritionals segment were as follows:

	2004	2003	2002
	(dollars in millions)
ENFAMIL / ENFALAC	$859	$808	$746
NUTRAMIGEN	167	138	127
Children’s Nutritional	468	421	383

In February 2004, the Company completed the divestiture of its Adult Nutritional business to Novartis for $386 million, including a $20 million contingent consideration achieved in 2004 and a $22 million upfront payment for a supply agreement. In 2003, Adult Nutritional products recorded sales of over $200 million.

Other Healthcare Segment

The Other Healthcare segment consists of ConvaTec, Medical Imaging and Consumer Medicines (North America and Japan). Other Healthcare sales accounted for 10% of the Company’s sales in 2004, 9% of the Company’s sales in 2003 and 10% of the Company’s sales in 2002. Domestic Other Healthcare sales accounted for 56%, 55% and 57% of total Other Healthcare sales in 2004, 2003 and 2002, respectively, while international Other Healthcare sales accounted for 44%, 45% and 43% of total Other Healthcare sales in 2004, 2003 and 2002, respectively.

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

ConvaTec sales accounted for approximately 5% of the Company’s sales in 2004, 4% of the Company’s sales in 2003 and 5% of the Company’s sales in 2002. Domestic ConvaTec sales accounted for 32%, 33% and 34% of total ConvaTec sales in 2004, 2003 and 2002, respectively, while international ConvaTec sales accounted for 68%, 67% and 66% of total ConvaTec sales in 2004, 2003 and 2002, respectively.

In April 2004, the Company completed the acquisition of Acordis Speciality Fibres (Acordis) for $150 million, which is headquartered in the United Kingdom that licenses patent rights and supplies materials to ConvaTec for its Wound Therapeutics line.

Medical Imaging

Medical Imaging manufactures, distributes and sells medical imaging products including radiopharmaceuticals and an ultra-sound agent. Principal brands of Medical Imaging include CARDIOLITE and DEFINITY. These products are marketed through an internal sales force in the United States and sold worldwide, primarily to radiopharmacies, hospitals, clinics and the medical profession, in certain cases, using a small and concentrated network of radiopharmacies for distribution. In connection with the Company’s international business, Medical Imaging owns certain radiopharmacies outside the United States. CARDIOLITE is covered by a series of patents that claim its components. The patent coverage differs somewhat on a country-by-country basis. In the United States, these patents expire between December 2004 and 2008, and the Company’s currently expected year of basic exclusivity loss is 2008. In the EU, these patents expire between December 2006 through 2008. In Japan, these patents expire between August 2006 and 2008. The Company manufactures these products in the United States and Puerto Rico.

Medical Imaging sales accounted for 3% of the Company’s sales in each of 2004, 2003 and 2002. Domestic Medical Imaging sales accounted for 85% of total Medical Imaging sales in 2004 and 2003, and 84% of total Medical Imaging sales in 2002, while international Medical Imaging sales accounted for 15% of total Medical Imaging sales in 2004 and 2003, and 16% of total Medical Imaging sales in 2002. On January 1, 2004, the Company entered into a new license and supply agreement with Cardinal Health Nuclear Pharmacy Services, which provides Cardinal the right to sell CARDIOLITE in the U.S. from certain of its radiopharmacy locations. The Company also has entered into license and supply agreements with other radiopharmacies providing the right to sell CARDIOLITE in the U.S.

Consumer Medicines

Consumer Medicines manufactures, distributes and sells over-the-counter health care products. Principal consumer healthcare brands include the EXCEDRIN brand of products for headache relief, BUFFERIN analgesics, COMTREX for cold, cough and flu, and the KERI line of moisturizers. In addition, the Company began marketing its ChoiceDM line of diabetic care products in August 2003. These products are generally sold to retailers and promoted primarily to consumers in the United States and Japan through advertising. These products are manufactured in the United States, Puerto Rico and Japan.

Consumer Medicines sales accounted for 2% of the Company’s sales in each of 2004, 2003 and 2002. North American Consumer Medicines sales accounted for 77% of Consumer Medicines sales in 2004 and 72% of Consumer Medicines sales in 2003 and 2002, while Consumer Medicines sales in Japan accounted for 23% of Consumer Medicines sales in 2004 and 28% of Consumer Medicines sales in 2003 and in 2002.

In January 2005, the Company announced its intent to divest its U.S. and Canadian Consumer Medicines business. The Company’s Consumer Medicines business in Japan, and other consumer medicines products in Asia Pacific, Latin America, Europe, Middle East and Africa which are included in the Pharmaceuticals segment, are not included in the planned divestiture.

Sources and Availability of Raw Materials

In general, the Company purchases its raw materials in the open market. Substantially all such materials are obtainable from a number of sources, and the loss of any one source of supply would not likely have a material adverse effect on the Company. For further discussion of sourcing, see “—Manufacturing and Quality Assurance” below and discussions of particular products.

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

Pharmaceutical manufacturing facilities require significant ongoing capital investment for both maintenance and to comply with increasing regulatory requirements. In addition, as the Company adds to its product line and realigns its focus over the next several years, the Company expects to close, partially close or modify many of its existing facilities and devote substantial resources in excess of historical levels to convert its facilities or to meet heightened processing standards that may be required for sterile or newly introduced products, in particular biologics. Biologics manufacturing involves more complex processes than those of traditional pharmaceutical operations. Although the Company does have the capacity to manufacture biologics for clinical trials and commercial launch, its capacity to manufacture larger commercial volumes of these products is limited. As biologics become more important to the Company’s product portfolio, the Company may continue to make arrangements with third-party manufacturers or may make substantial investments in facilities to increase and maintain its capacity to produce biologics on a commercial scale.

The Company relies on third parties to manufacture, or to supply it with active ingredients necessary for it to manufacture certain products, including PRAVACHOL, PLAVIX*, ABILIFY*, ERBITUX*, COUMADIN, PARAPLATIN, SUSTIVA, TAXOL®, TEQUIN and VIDEX/VIDEX EC. To maintain a stable supply of these products, the Company takes a variety of actions designed to provide that there is a reasonable level of these ingredients held by the third-party supplier, the Company or both, so that the Company’s manufacturing operations are not interrupted. As an additional protection, in some cases, the Company takes steps to maintain an approved back-up source where available.

The Company also expects to rely initially on Lonza to manufacture abatacept (CTLA4Ig) and LEA29Y on a commercial scale if these products are commercialized. Abatacept and LEA29Y are investigational biologics compounds in late stage development. The Company has not made any filings with the FDA seeking approval for Lonza to manufacture these products. While the Company has filed a rolling BLA with the FDA for abatacept, the Company has not sought approval from the FDA to market and sell LEA29Y, and there can be no assurance that regulatory approval of either of these products will be obtained. However, the Company has entered into an agreement with Lonza to reserve a portion of Lonza’s biologics manufacturing capacity for the Company’s future requirements of these products if regulatory approval is obtained. The Company also has the capacity to supply limited quantities of abatacept and has filed a BLA for licensure of its manufacturing facility in Syracuse, New York. Pending such approval from the FDA, the Company will seek supplemental approval for Lonza to manufacture abatacept. For additional information about abatacept and LEA29Y, see “—Research and Development” below.

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

In the pharmaceutical industry, the majority of an innovative product’s commercial value is usually realized during the period in which the product has market exclusivity. In the U.S. and some other countries, when market exclusivity expires and generic versions of a product are approved and marketed, there can often be very substantial and rapid declines in the product’s sales. The rate of this decline varies by country and by therapeutic category. For a discussion of how generic versions of a product can impact that product’s sales, see “—Generic Competition” below.

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

The Company estimates the likely market exclusivity period for each of its products on a case-by-case basis. It is not possible to predict the length of market exclusivity for any of the Company’s products with certainty because of the complex interaction between patent and regulatory forms of exclusivity, and inherent uncertainties concerning patent litigation. There can be no assurance that a particular product will enjoy market exclusivity for the full period of time that the Company currently estimates or that the exclusivity will be limited to the estimate. The Company expects to have continued exclusivity challenges over the next several years. For further discussion of these exclusivity challenges, see “—Pharmaceuticals Segment” above and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Outlook” below.

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

United States

A company seeking to market an innovative pharmaceutical in the United States must file a complete set of safety and efficacy data to the FDA. The type of application filed depends on whether the drug is a chemical (a small molecule) or a biological product (a large molecule). If the innovative pharmaceutical is a chemical, the company files a NDA. If the medicine is a biological product, a BLA is filed. The type of application filed affects regulatory exclusivity rights.

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

Medicines approved under an NDA can receive several types of regulatory data protection. An innovative chemical pharmaceutical (also known as a new chemical entity) is entitled to five years of regulatory data protection in the U.S., during which an ANDA cannot be filed with the FDA. If an innovator’s patent is challenged, as described below, the generic manufacturer may file its ANDA after the fourth year of the five-year data protection period. A pharmaceutical drug product that contains an active ingredient that has been previously approved in an NDA, but is approved in a new formulation or for a new indication on the basis of new clinical trials, receives three years of data protection. Finally, an NDA that is designated as an Orphan Drug, which is a drug that gains an indication for treatment of a condition that occurs only rarely in the United States, can receive seven years of exclusivity for the orphan indication. During this time period neither NDAs nor ANDAs for the same drug product can be approved for the same orphan use.

Because a significant portion of patent life can be lost during the time it takes to obtain regulatory approval, the innovator can extend one patent to compensate the innovator for the lost patent term, at least in part. More specifically, the innovator may identify one patent, which claims the product or its approved method of use, and, depending on a number of factors, may extend the expiration date of that patent. There are two limits to these extensions. First, the maximum term a patent can be extended is 5 years, and second, the extension cannot cause the patent to be in effect for more than 14 years from the date of NDA approval.

A company may also earn six months of additional exclusivity for a drug where specific clinical trials are conducted at the written request of the FDA to study the use of the medicine to treat pediatric patients, and submission to the FDA is made prior to the loss of basic exclusivity. This six-month period extends most forms of exclusivity (patent and regulatory) that are listed with the FDA at the time the studies are completed and submitted to the FDA.

Currently, generic versions of biological products cannot be approved under U.S. law; however, the FDA is taking steps toward allowing generic versions of biologics, and these laws could change in the near future. Competitors seeking approval of biological products must file their own safety and efficacy data, and address the challenges of biologics manufacturing, which involves more complex processes and are more costly than those of traditional pharmaceutical operations.

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

Several recent developments in the United States have increased the likelihood of generic challenges to innovators’ intellectual property, and thus, increased the risk of loss of innovators’ market exclusivity. First, generic companies have increasingly sought to challenge innovators’ basic patents covering major pharmaceutical products. For a discussion of one such litigation related to patent challenges by generic companies, see “Item 8. Financial Statements—Note 21. Legal Proceedings and Contingencies—PLAVIX* Litigation.” Second, new statutory and regulatory provisions in the United States limit the ability of an innovator company to prevent generic drugs from being approved and launched while patent litigation is ongoing. Third, the FDA is actively considering ways to expand the use of a regulatory mechanism that allows for regulatory approval of drugs that are similar to (but not generic copies of) innovative drugs on the basis of less extensive data than is required for a full NDA. As a result of all of these developments, it is not possible to predict the length of market exclusivity for a particular Company product with certainty based solely on the expiration of the relevant patent(s) or the current forms of regulatory exclusivity. For more information about new legislation, see “—Government Regulation and Price Constraints” below.

European Union

In the EU, most innovative pharmaceuticals are entitled to ten years of regulatory data protection if marketing approval is obtained via the “centralized procedure.” A product that receives approval under the centralized procedure automatically receives approval in every member state of the EU. However, a company then must obtain pricing and reimbursement for the pharmaceutical product, which is typically subject to member state law. The pricing and reimbursement procedure can take months, and sometimes years, to obtain. Consequently, regardless of whether or not the innovative medicine is covered by patents, generic copies relying on the innovator’s data usually cannot be approved for a minimum of ten years after approval. For innovative pharmaceuticals that gain marketing approval using the non-centralized mutual recognition procedure, this period is six or ten years depending on the individual EU member state. However, regardless of regulatory exclusivity, competitors may obtain approval of an identical product on the basis of their own safety and efficacy data at any time. For more information regarding the regulation of pharmaceutical products in the EU, see “—Government Regulation and Price Constraints” below.

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

Japan

In Japan, medicines of new chemical entities are generally afforded six years of protection for approved indications and dosage. Patents on pharmaceutical products are enforceable. Generic copies can receive regulatory approval after data protection and patent expirations. As in the United States, patents in Japan may be extended to compensate for the patent term lost during the regulatory review process.

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

Marketing, Distribution and Customers

In the Company’s Pharmaceuticals and Nutritionals segments and in its ConvaTec and Medical Imaging businesses, the Company promotes its products in medical journals and directly to healthcare providers such as doctors, nurse practitioners, physician assistants, pharmacists, technologists, hospitals, Pharmacy Benefit Managers (PBMs), Managed Care Organizations (MCOs) and government agencies. The Company also markets directly to consumers in the United States through direct-to-consumer print, radio and television advertising. In addition, the Company sponsors general advertising to educate the public about its innovative medical research. For a discussion of the regulation of promotion and marketing of pharmaceuticals, see “—Government Regulation and Price Constraints” below.

Through the Company’s sales and marketing organizations, the Company explains the approved uses and advantages of its products to medical professionals. The Company works to gain access to health authority, PBM and MCO formularies (lists of recommended or approved medicines and other products) and reimbursement lists by demonstrating the qualities and treatment benefits of its products. Marketing of prescription pharmaceuticals is limited to the approved uses of the particular product, but the Company continues to develop information about its products and provides such information in response to unsolicited inquiries from doctors and other medical professionals. All drugs must complete clinical trials required by regulatory authorities to show they are safe and effective for treating one or more medical problems. A manufacturer may choose, however, to undertake additional studies, including comparative clinical trials with competitive products, to demonstrate additional advantages of a compound. Those studies can be costly and take years to complete, and the results are uncertain. Balancing these considerations makes it difficult to decide whether and when to undertake such additional studies. But, when they are successful, such studies can have a major impact on approved marketing claims and strategies.

The Company’s operations include several pharmaceutical marketing and sales organizations. Each organization markets a distinct group of products supported by a sales force and is typically based on particular therapeutic areas or physician groups. These sales forces often focus on selling new products when they are introduced, and promotion to physicians is increasingly targeted at specialists and high value primary care physicians. In addition, Ventiv Pharma Services, LLC, a division of Ventiv Health, Inc., provides the Company with a sales force of over 375 representatives focused on CEFZIL and TEQUIN.

The Company’s prescription pharmaceutical products are sold principally to wholesalers, but the Company also sells directly to retailers, hospitals, clinics, government agencies and pharmacies. In 2004, sales to three pharmaceutical wholesalers in the United States, McKesson, Cardinal and AmerisourceBergen Corporation (AmerisourceBergen) accounted for approximately 19%, 17% and 10%, respectively, of the Company’s total net sales. In 2003, sales to McKesson, Cardinal and AmerisourceBergen accounted for approximately 17%, 15% and 13%, respectively, of the Company’s total net sales. In 2002, sales to McKesson and AmerisourceBergen each accounted for approximately 16% of the Company’s total net sales and sales to Cardinal accounted for 15% of the Company’s total net sales. Sales to these U.S. wholesalers were concentrated in the Pharmaceuticals segment.

Through 2002, the Company experienced a substantial buildup of wholesaler inventories in its U.S. pharmaceuticals business. For further discussion see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Restatement of Previously Issued Financial Statements.” In 2003, the Company took steps intended to moderate inventory buying by U.S. pharmaceutical wholesalers, which can result in sales fluctuations unrelated to consumer demand. In 2003, the Company entered into new inventory management agreements (IMAs) with AmerisourceBergen, Cardinal, McKesson and other wholesalers. The agreements have terms of 2 years, cancelable by either party after 1 year. The IMAs generally establish limits on inventory levels of BMS pharmaceutical products held by the wholesalers, permit limited buy-ins of BMS pharmaceutical products by the wholesalers after price increases at pre-price increase prices, and require the wholesalers to provide the Company with data relating to the wholesalers’ sales and inventory levels of BMS pharmaceutical products. The IMAs will expire between September 2005 and December 2005. The Company has had discussions with certain of its U.S. wholesaler customers about extending and renewing its agreements for periods beyond their current expiration. The Company expects these discussions to continue during 2005.

The Company is the exclusive distributor of ERBITUX* in North America. Under the terms of an agreement with McKesson, McKesson provides warehousing, packing and shipping for filling orders for ERBITUX*. To maintain the integrity of the product, special storage conditions and handling are required. Accordingly, all sales of ERBITUX*, including purchase requests from other wholesalers, are processed through the Company, and McKesson will only ship ERBITUX* to end-users of the product and not to other intermediaries to hold for later sales. This agreement expires March 31, 2005, however the Company has the option to extend the agreement to June 30, 2005.

For information on sales and marketing of consumer medicines and nutritionals, see “—Nutritionals Segment” and “—Other Healthcare Segment—Consumer Medicines” above.

Competition

The markets in which the Company competes are generally broad-based and highly competitive. The principal means of competition vary among product categories and business groups.

The Company’s Pharmaceuticals segment competes with other worldwide research-based drug companies, many smaller research companies with more limited therapeutic focus and generic drug manufacturers. Important competitive factors include product efficacy, safety and ease of use, price and demonstrated cost-effectiveness, marketing effectiveness, product labeling, service and research and development of new products and processes. Sales of the Company’s products can be impacted by new studies that indicate a competitor’s product has greater efficacy for treating a disease or particular form of disease than one of the Company’s products. The Company’s sales also can be impacted by additional labeling requirements for better tolerability, safety or convenience that may be imposed on its products by the FDA or by similar regulatory agencies in different countries. If competitors introduce new products and processes with therapeutic or cost advantages, the Company’s products can be subject to progressive price reductions or decreased volume of sales, or both. For example, in the growing market for statins, which reduce cholesterol, PRAVACHOL, the Company’s second largest product ranked by 2004 net sales ($2.6 billion), experienced increased competition from established brands and new entrants. U.S. prescriptions for PRAVACHOL declined 10% in 2004 compared to 2003. PRAVACHOL has begun to lose exclusivity in Europe. Between now and its anticipated loss of U.S. exclusivity in April 2006, its expected rate of decline in sales and in share of the statin segment could be accelerated by increased competition.

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

Generic Competition

One of the biggest competitive challenges that the Company faces in the United States and, to a less extent, internationally is from generic pharmaceutical manufacturers. Upon the expiration or loss of market exclusivity on a product, the Company can lose the major portion of sales of that product in a very short period of time. In the United States, the FDA approval process exempts generics from costly and time-consuming clinical trials to demonstrate their safety and efficacy, and allows generic manufacturers to rely on the safety and efficacy of the pioneer product. Therefore, generic competitors operate without the Company’s large research and development expenses and its costs of conveying medical information about the product to the medical community. For more information about market exclusivity, see “—Intellectual Property and Product Exclusivity” above.

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

As noted above, MCOs that focus primarily on the immediate cost of drugs often favor generics over brand-name drugs. Many governments also encourage the use of generics as alternatives to brand-name drugs in their healthcare programs. Laws in the United States generally allow, and in many cases require, pharmacists to substitute generic drugs that have been rated under government procedures to be therapeutically equivalent to a brand-name drug. The substitution must be made unless the prescribing physician expressly forbids it. These laws and policies provide an added incentive for generic manufacturers to seek marketing approval as the automatic substitution removes the need for generic manufacturers to incur many of the sales and marketing costs, which innovators must incur.

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

The Company spent $2,500 million in 2004, $2,279 million in 2003 and $2,206 million in 2002 on Company sponsored research and development activities. Company sponsored pharmaceutical research and development spending (including certain payments under third-party collaborations and contracts), as a percentage of Pharmaceutical sales, was 14.8% in 2004, compared with 14.2% in 2003 and 16.5% in 2002. At the end of 2004, the Company employed approximately 7,300 people in research and development throughout the Company, including over 5,500 in the Pharmaceutical Research Institute, including a substantial number of physicians, scientists holding graduate or postgraduate degrees and higher skilled technical personnel.

The Company concentrates its pharmaceutical research and development efforts in the following ten critical disease areas: Affective (psychiatric) disorders, Alzheimer’s/dementia, atherosclerosis/thrombosis, diabetes, hepatitis, human immunodeficiency virus/acquired immune deficiency syndrome (HIV/AIDS), obesity, oncology, rheumatoid arthritis and related diseases and solid organ transplant. However, the Company continues to analyze and may selectively pursue promising leads in other areas. In addition to discovering and developing new molecular entities, the Company looks for ways to expand the value of existing products through new uses and formulations that can provide additional benefits to patients.

To supplement the Company’s internal efforts, the Company collaborates with independent research organizations, including educational institutions and research-based pharmaceutical and biotechnology companies, and contracts with others for the performance of research in their facilities. The Company uses the services of physicians, hospitals, medical schools and other research organizations worldwide to conduct clinical trials to establish the safety and effectiveness of new products. The Company actively seeks out investments in external research and technologies that hold the promise to complement and strengthen its own research efforts. These investments can take many forms, including licensing arrangements, codevelopment and comarketing agreements, copromotion arrangements and joint ventures.

Drug development is time-consuming, expensive and risky. In the development of human health products, industry practice and government regulations in the United States and most foreign countries provide for the determination of effectiveness and safety of new molecular entities through preclinical tests and controlled clinical evaluation. Before a new drug may be marketed in the United States, recorded data on preclinical and clinical experience are included in the NDA or the BLA to the FDA for the required approval. The development of certain other products is also subject to government regulations covering safety and efficacy in the United States and many foreign countries. There can be no assurance that a compound developed as a result of any program will obtain the regulatory approvals necessary for it to be marketed for any particular disease indication.

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

The Company’s drug discovery program includes many alliances and collaborative agreements. These agreements bring new products into the pipeline or help the Company remain on the cutting edge of technology in the search for novel medicines.

Listed below are several investigational compounds that the Company has in the later stages of development. All of these compounds are in or entering Phase II or Phase III clinical trials. Whether or not any of these investigational compounds ultimately becomes one of the Company’s marketed products depends on the results of pre-clinical and clinical studies, the competitive landscape of the potential product’s market and the manufacturing processes necessary to produce the potential product on a commercial scale, among other factors. The Company filed applications to the FDA for entecavir in September 2004 and muraglitazar in December 2004. The Company also filed a rolling BLA for abatacept (CTLA4Ig) under the provisions of the FDA’s Continuous Marketing Application, Pilot 1 and expects that submission to be completed in early 2005. However, as noted above, there can be no assurance that the Company will seek regulatory approval of any of these compounds or that, if such approval is sought, it will be obtained. At this stage of development, the Company cannot determine all intellectual property issues or all the patent protection that may, or may not, be available for these investigational compounds. The patent coverage highlighted below does not include potential term extensions.

Abatacept	CTLA4Ig, a biological product which has been developed internally and is currently in Phase III clinical trials, is a fusion protein with novel immunosuppressive activity targeted initially at rheumatoid arthritis. Abatacept has been granted fast track status by the U.S. FDA and the Company is filing a rolling BLA for abatacept under the provisions of Continuous Marketing Application, Pilot 1. Complete Non-Clinical and Clinical sections have already been submitted to the FDA and the remaining sections will be submitted in early 2005. The Company has a series of patents covering CTLA4Ig and its method of use. The latest of the composition of matter patents expires in the United States in 2016. U.S. litigation with Repligen Corporation (Repligen) concerning the inventorship of CTLA4Ig has been concluded in favor of the Company. Repligen has received a U.S. patent that claims a use of CTLA4Ig to treat specific autoimmune diseases, including rheumatoid arthritis. For more information about this litigation, see “Item 8. Financial Statements—Note 21. Legal Proceedings and Contingencies.”

Entecavir	Entecavir, which has been developed internally and is currently under regulatory review, is a potent and selective inhibitor of hepatitis B virus. The Company submitted an NDA to the FDA and a marketing authorization application to the European Medicines Evaluation Agency in October 2004. The Company has a composition of matter patent that expires in the United States in 2010.

Muraglitazar	Muraglitazar, which has been developed internally and is currently under regulatory review, is a dual PPAR agonist for the treatment of type 2 diabetes and other metabolic disorders. The Company submitted an NDA to the FDA in December 2004. The product is being codeveloped and copromoted under a collaboration agreement with Merck. The Company has a composition of matter patent which expires in the United States in 2020.

EMSAM*	EMSAM*, an investigational monoamine oxidase inhibitor administered as a transdermal patch for the acute and maintenance treatment of patients with major depressive disorder, is being codeveloped with Somerset and has received an approvable letter from the FDA in February 2004.

Ixabepilone	Ixabepilone, an epothilone, which has been developed internally and is currently in Phase III clinical trials, is a novel tubulin inhibitor for multiple tumor types. The Company has a composition of matter patent in the United States that expires in 2018.

JAVLOR*	Vinflunine, which is being codeveloped with Pierre Fabre and is currently in Phase III clinical trials, is a novel investigational anti-cancer agent. Pierre Fabre has a composition of matter patent that expires in the U.S. in 2014.

MDX-010	MDX-010, which is being codeveloped with Medarex and is currently in Phase III clinical trials, is a monoclonal antibody being investigated as a late-stage anticancer treatment. It is in a novel class of agents intended to potentiate elements of the immunologic response. The Company owns a composition of matter patent that expires in the U.S. in 2016 and has rights to method of use patents owned by Medarex that expire in the U.S. in 2015. The Company also has rights to pending Medarex patent applications covering composition of matter and method of use of MDX-010.

LEA29Y	LEA29Y, a biological product, which is being developed internally and is currently transitioning to Phase III clinical trials, is a fusion protein with novel immunosuppressive activity targeted at solid organ transplant. The Company has pending patent applications in the United States and Japan, and a granted patent application in the EU, covering LEA29Y.

Saxagliptin	Saxagliptin, which is being developed internally and is currently in Phase II clinical trials, is an oral compound for the potential treatment of diabetes. A patent application covering the composition of matter has been issued, and will expire in 2021 in the United States.

SRC/ABL	SRC/ABL, which is being developed internally and is currently transitioning to an accelerated Phase II program, is a kinase inhibitor for chronic myelosenous leukemia. The Company has a composition of matter patent which expires in 2020.

The Company will not pursue further development of Razaxaban, the Company’s first factor Xa inhibitor studied in patients. Although Razaxaban provided proof of principle for the molecular target in Phase II clinical trials for the prevention of deep vein thrombosis, the Company has identified another factor Xa inhibitor, which was a follow-on to Razaxaban, that has a more favorable profile. That factor Xa inhibitor is being developed internally for the prevention of deep vein thrombosis and is currently in Phase II clinical trials. The Company has one or more patent(s) and/or pending patent application(s) that cover the composition of matter, which expire (or, in the case of a pending patent application, will expire if issued), in the U.S. between 2019 and 2022.

The Company’s competitors also devote substantial funds and resources to research and development. In addition, the consolidation that has occurred in the pharmaceutical industry has created companies with substantial research and development resources. The extent to which the Company’s competitors are successful in their research could result in erosion of the sales of its products and unanticipated product obsolescence.

Government Regulation and Price Constraints

The pharmaceutical industry is subject to extensive global regulation by regional, country, state and local agencies. The Federal Food, Drug, and Cosmetic Act (FDC Act), other federal statutes and regulations, various state statutes and regulations, and laws and regulations of foreign governments govern to varying degrees the testing, approval, production, labeling, distribution, post-market surveillance, advertising, dissemination of information, and promotion of the Company’s products. The lengthy process of laboratory and clinical testing, data analysis, manufacturing, development, and regulatory review necessary for required governmental approvals is extremely costly and can significantly delay product introductions in a given market. Promotion, marketing, manufacturing, and distribution of pharmaceutical products are extensively regulated in all major world markets. In addition, the Company’s operations are subject to complex federal, state, local, and foreign environmental and occupational safety laws and regulations. The Company anticipates that the laws and regulations affecting the manufacture and sale of current products and the introduction of new products will continue to require substantial scientific and technical effort, time, expense and significant capital investment.

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

The Company’s pharmaceutical products are subject to pre-market approval requirements in the United States. New drugs are approved under, and are subject to, the FDC Act and related regulations. Biological drugs are subject to both the FDC Act and the Public Health Service Act (PHS Act), and related regulations. Biological drugs are licensed under the PHS Act.

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

The marketing practices of all U.S. pharmaceutical manufacturers are subject to federal and state health care laws that are used to protect the integrity of government health care programs. The Office of Inspector General of the United States Department of Health and Human Services (OIG) oversees compliance with applicable federal laws, in connection with the payment for products by government funded programs (primarily Medicaid and Medicare.) These laws include the federal anti-kickback statute which criminalizes the offering of something of value to induce the recommendation, order or purchase of products or services reimbursed under a government health care program. The OIG has issued a series of Guidances to segments of the health care industry, including a recommendation that pharmaceutical manufacturers, at a minimum, adhere to the PhRMA Code, a voluntary industry code of marketing practices. The Company subscribes to the PhRMA Code, and has implemented a compliance program to address the requirements set forth in the OIG Guidance and its compliance with the health care laws. Failure to comply with these health care laws could subject the Company to administrative and legal proceedings, including actions by the state and federal government agencies. Such actions could result in the imposition of civil and criminal sanctions, which may include fines, penalties and injunctive remedies, the impact of which could materially adversely affect the Company’s business, financial condition and results of operations.

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

In many markets outside the United States, the Company operates in an environment of government-mandated, cost-containment programs. Several governments have placed restrictions on physician prescription levels and patient reimbursements, emphasized greater use of generic drugs and/or enacted across-the-board price cuts as methods of cost control. Most European countries do not provide market pricing for new medicines, except the United Kingdom and Germany. Pricing freedom is limited in the United Kingdom by the operation of a profit control plan and in Germany by the operation of a reference price system. Companies also face significant delays, mainly in France, Spain, Italy and Belgium, in market access for new products, and more than two years can elapse before new medicines become available on some national markets. Additionally, member states of the EU have regularly imposed new or additional cost containment measures for pharmaceuticals. In recent years, Italy, for example, has imposed mandatory price decreases. The existence of price differentials within Europe due to the different national pricing and reimbursement laws leads to significant parallel trade flows.

In recent years, Congress and some state legislatures have considered a number of proposals and have enacted laws that could effect major changes in the healthcare system, either nationally or at the state level. Driven in part by budget concerns, Medicaid access and reimbursement restrictions have been implemented in some states and proposed in many others. Similar cost containment issues exist in many foreign countries where the Company does business.

On December 8, 2003, the Medicare Prescription Drug Improvement and Modernization Act (MMA) was enacted to provide outpatient prescription drug coverage to senior citizens in the United States. Under the legislation, an interim drug discount card program began in June 2004 allowing Medicare beneficiaries to obtain a Medicare endorsed, drug-discount card from an MCO, PBM or other private sector provider, while the main drug benefit, eligibility for a stand-alone drug plan, is scheduled to begin in 2006. The new drug benefit will be administered regionally through private insurance plans or PBMs, and the law allows Medicare to negotiate directly with pharmaceutical companies in regions without a private drug benefit program. The legislation allows for the importation of less expensive prescription drugs from Canada, but only if the U.S. Department of Health and Human Services certifies that such importation would be safe and would result in savings to customers, which it has so far not done. There can be no assurance that this certification requirement will be maintained in future legislation or that the certification will continue to be withheld. Prior to the MMA, federal law would have permitted importation of medicines into the U.S. from a considerably larger group of developed countries, provided the U.S. Health and Human Services Department made the same safety and cost-savings certifications. The Company cannot predict the potential impact that this legislation will have on its business, because it is not clear how the law will be implemented by regulators or received by consumers and physicians. While usage of pharmaceuticals may increase as the result of the expanded access to medicines afforded by the partial reimbursement under Medicare, this may be offset by increased pricing pressures due to the enhanced purchasing power of the private sector providers that will negotiate on behalf of Medicare beneficiaries. The impact of this legislation was negative for the Company’s U.S. oncology business in 2004, as reimbursement levels have been reduced for certain oncology products administered in the outpatient setting, including PARAPLATIN. The impact could also be negative over the intermediate and longer term for the Company’s U.S. pharmaceutical business generally as greater federal involvement and budget constraints may increase the likelihood of pricing pressures or controls in the future.

Federal and state governments also have pursued direct methods to reduce the cost of drugs for which they pay. The Company participates in state government-managed Medicaid programs as well as certain other qualifying federal and state government programs whereby discounts and rebates are provided to participating state and local government entities. Rebates under Medicaid and related state programs reduced revenues by $673 million in 2004, $523 million in 2003 and $490 million in 2002. The Company also participates in prime vendor programs with government entities, the most significant of which are the U.S. Department of Defense and the U.S. Department of Veterans Affairs. These entities receive minimum discounts based off a defined “non-federal average manufacturer price” for purchases. Other prime vendor programs in which the Company participates provide discounts for outpatient medicines purchased by certain Public Health Service entities and “disproportionate share” hospitals (hospitals meeting certain criteria). The Company recorded discounts related to the prime vendor programs of $1,319 million in 2004, $1,228 million in 2003 and $1,028 million in 2002.

In 2004, the Company conducted an analysis of its past and proposed systems for calculating prices for reporting under governmental rebate and pricing programs. The results of this analysis identified the need for revisions to the methodology and processes used for calculating past rebate amounts and reported pricing. In the third quarter of 2004, based on the results of the Company’s analysis to date, the Company recorded a liability, which was not material, equal to the estimated additional rebate liability resulting from these revisions. Upon completion of the analysis in the fourth quarter, the Company determined that this liability was not necessary and, consequently, has reversed it. The Company has remediated its internal controls over these processes and procedures the Company believes resulted in these proposed revisions to its rebate calculation methodology and continues to strengthen such internal controls. For additional information, see “Item 8. Financial Statements—Note 21. Legal Proceedings and Contingencies—Pricing, Sales and Promotional Practices Litigation and Investigations.”

In the United States, governmental cost containment efforts have extended to the federally funded Special Supplemental Nutrition Program for WIC. All states participate in the WIC program and have sought and obtained rebates from manufacturers of infant formula whose products are used in the program. All states have conducted competitive bidding for infant formula contracts, which require the use of specific infant formula products by the state WIC program, unless a physician requests a non-contract formula for a WIC customer. States participating in the WIC program are required to engage in competitive bidding or to use other cost containment measures that yield savings equal to or greater than the savings generated by a competitive bidding system. Mead Johnson participates in this program and approximately half of its gross U.S. sales are subject to rebates under the WIC program.

Pending pharmaceutical legislation in the EU, which is expected to be implemented by the member states this year, will have an impact on the procedures for authorization of pharmaceutical products in the EU under both the centralized and mutual recognition procedures. In particular, the legislation contains new data protection provisions. All products (regardless of whether they have been approved under the centralized or the mutual recognition procedures) will be subject to an “8+2+1” regime. Eight years after the innovator has received its first community authorization for a medicinal product, a generic company may file a marketing authorization application for that product with the health authorities. However, the generic company may not commercialize the product until after either ten or eleven years have elapsed from the initial marketing authorization granted to the innovator. The possible one year extension is available if the innovator, during the first eight years of the marketing authorization, obtains an additional indication that is of significant clinical benefit in comparison with existing treatments. There is a transitional provision for these new data protection requirements, and it is expected that these provisions will apply as new marketing authorization applications are submitted under the new legislation.

The merger of two separate Japanese pharmaceutical regulatory offices may lead to gains in efficiency and timeliness of drug registration in Japan. However, the pricing environment for pharmaceuticals in Japan remains challenging due to reference pricing and biennial government mandated price reductions.

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

A corporate environment, health and safety group monitors operations around the world, providing the Company with an overview of regulatory requirements and overseeing the implementation of Company standards for compliance. The Company also incurs operating and capital costs for such matters on an ongoing basis. The Company expended approximately $60 million, $55 million and $27 million on capital environmental projects undertaken specifically to meet environmental requirements in 2002, 2003 and 2004, respectively, and expects to spend approximately $50 million in 2005. Although the Company believes that it is in substantial compliance with applicable environmental, health and safety requirements and the permits required for its operations, the Company nevertheless could incur additional costs, including civil or criminal fines or penalties, clean-up costs, or third-party claims for property damage or personal injury, for violations or liabilities under these laws.

Many of the Company’s current and former facilities have been in operation for many years, and, over time, the Company and other operators of those facilities have generated, used, stored or disposed of substances or wastes that are considered hazardous under environmental laws. As a result, the soil and groundwater at or under certain of these facilities is or may be contaminated, and the Company may be required to make significant expenditures to investigate, control and remediate such contamination. The Company is also potentially responsible for environmental conditions at a number of waste disposal or reprocessing facilities operated by third parties. Currently, the Company is involved in investigation or remediation activities at approximately 50 sites, and has been named as a potentially responsible party (PRP) under the U.S. Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) at approximately 25 of these sites.

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

Based on the Company’s current estimates of cleanup costs and its expected share of financial responsibility, the Company does not expect its expenditures in connection with CERCLA or other remediation matters to be material. Expenditures could rise in the future if substantial unknown contamination is discovered at one of the Company’s current or former facilities, applicable standards become more stringent, or if other PRPs fail to participate in cost-sharing at any site at which the Company has financial responsibility.

For additional information about these matters, see “Item 8. Financial Statements—Note 21. Legal Proceedings and Contingencies.”

Employees

The Company employed approximately 43,000 people at December 31, 2004.

Foreign Operations

The Company has significant operations outside the United States. They are conducted both through the Company’s subsidiaries and through distributors, and involve all three of the same business segments as the Company’s U.S. operations —Pharmaceuticals, Nutritionals and Other Healthcare.

Revenues from operations outside the United States of $8.8 billion accounted for 45% of the Company’s total revenues in 2004. In 2004, revenues exceeded $500 million in each of France, Japan, Germany, Spain, Italy, Canada, and the U.K. No single country outside the United States contributed more than 10% of the Company’s total revenues. For a geographic breakdown of net sales, see the table captioned Geographic in “Item 8. Financial Statements—Note 18. Segment Information” and for further discussion of the Company’s sales by geographic area see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Geographic Areas.”

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

Depending on the direction of change relative to the U.S. dollar, foreign currency values can increase or reduce the reported dollar value of the Company’s net assets and results of operations. In 2004, the change in foreign exchange rates had a net favorable impact on revenues. While the Company cannot predict with certainty future changes in foreign exchange rates or the effect they will have on it, the Company attempts to mitigate their impact through operational means and by using various financial instruments. See the discussion under “Item 8. Financial Statements—Note 17. Financial Instruments.”

Item 2.	PROPERTIES.

The Company’s world headquarters is located at 345 Park Avenue, New York, New York, where it leases approximately 375,000 square feet of floor space, approximately 215,000 square feet of which is sublet to others.

The Company manufactures products at 38 major worldwide locations with an aggregate floor space of approximately 12.2 million square feet. All facilities are owned by the Company. The following table illustrates the geographic location of the Company’s significant manufacturing facilities by business segment.

	Total Company	Pharmaceuticals	Nutritionals	Other Healthcare
United States	12	8	2	2
Europe, Middle East and Africa	13	11	1	1
Other Western Hemisphere	6	4	2	—
Pacific	7	4	3	—

Total	38	27	8	3

Portions of these facilities and other facilities owned or leased by the Company in the United States and elsewhere are used for research, administration, storage and distribution. For further information about the Company’s facilities, see “Item 1. Business—Manufacturing and Quality Assurance.”

Item 3.	LEGAL PROCEEDINGS.

Information pertaining to legal proceedings can be found in “Item 8. Financial Statements—Note 21. Legal Proceedings and Contingencies” and is incorporated by reference herein.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2004.

PART IA

Executive Officers of the Registrant

Listed below is information on executive officers of the Company as of February 28, 2005. Executive officers are elected by the Board of Directors for an initial term, which continues until the first Board meeting following the next annual meeting of stockholders and thereafter are elected for a one-year term or until their successors have been elected. All executive officers serve at the pleasure of the Board of Directors.

Name and Current Position	Age	Employment History for the Past 5 Years

Lamberto Andreotti Senior Vice President and President International Member of the Executive Committee	54

1999 to 2000 – Senior Vice President and General Manager of Italy, CEEI & European Oncology, a division of the Company.

2000 to 2002 – President, Europe, Worldwide Medicines Group, a division of the Company.

2002 to present – Senior Vice President and President International, Worldwide Medicines Group, a division of the Company.

Stephen E. Bear Senior Vice President, Human Resources, Corporate Staff Member of the Executive Committee	54

1998 to 1999 – Vice President, Strategic Business Development, Worldwide Beauty Care/Nutritionals & Medical Devices, Corporate Staff of the Company.

1999 to 2001 – Vice President, Marketing and Business Development of the New York Botanical Gardens, a non-profit organization.

2001 to present – Senior Vice President, Human Resources, Corporate Staff of the Company.

Andrew G. Bodnar, M.D. Senior Vice President, Strategy and Medical & External Affairs, Corporate Staff Member of the Executive Committee	57

1999 to 2000 – Vice President, Corporate Development, Worldwide Medicines Group, a division of the Company.

2000 to 2001 – Vice President, Medical and External Affairs, Corporate Staff of the Company.

2001 to 2002 – Senior Vice President, Medical and External Affairs, Corporate Staff of the Company.

2002 to present – Senior Vice President, Strategy and Medical & External Affairs, Corporate Staff of the Company.

Andrew R. J. Bonfield Senior Vice President and Chief Financial Officer, Corporate Staff Member of the Executive Committee	42

1999 to 2000 – Chief Financial Officer, SmithKline Beecham PLC.

2000 to 2002 – Executive Director, Finance, BG Group PLC.

2002 to present – Senior Vice President and Chief Financial Officer, Corporate Staff of the Company.

Carlo de Notaristefani, Ph.D. President, Pharmaceutical Group/Technical Operations Member of the Executive Committee	47

2000 to 2001 – Vice President, IO International, Aventis Pharma.

2001 to 2003 – Vice President, IO International, Latin America and Japan, Aventis Pharma.

2003 to 2004 – Senior Vice President, Global Finishing Solids, Aventis Pharma.

2004 to present – President, Pharmaceutical Group/Technical Operations, a division of the Company.

Wendy L. Dixon, Ph.D Chief Marketing Officer and President, Global Marketing Member of the Executive Committee	49

1996 to 2001 – Vice President, Marketing, Merck & Co.

2001 to 2001 – Senior Vice President, Merck & Co.

2001 to present, Chief Marketing Officer and President, Global Marketing, Worldwide Medicines Group, a division of the Company.

Peter R. Dolan Chairman of the Board and Chief Executive Officer Member of the Executive Committee	49

1998 to 2000 – Senior Vice President, Strategy and Organizational Effectiveness, Corporate Staff of the Company.

2000 to 2001 – President and Director of the Company.

2001 to present – Chairman of the Board and Chief Executive Officer of the Company.

Edward M. Dwyer Vice President and Treasurer, Corporate Staff	48	1997 to 2004 – Vice President and Treasurer, AT&T. 2004 to present – Vice President and Treasurer, Corporate Staff of the Company.

Donald J. Hayden Executive Vice President and President, Americas Member of the Executive Committee	49

1998 to 2000 – Senior Vice President and President, Worldwide Medicines Group, a division of the Company.

2000 to 2001 – Executive Vice President, e-Business & Strategy, Corporate Staff of the Company.

2001 to 2001 – Executive Vice President, e-Business & Strategy, Investor Relations and Corporate Intelligence, Corporate Staff of the Company.

2001 to 2002 – Executive Vice President, Health Care Group, a division of the Company.

2002 to 2002 – Executive Vice President and President, North America Medicines, a division of the Company.

2002 to present – Executive Vice President and President, Americas, Worldwide Medicines Group, a division of the Company.

Anthony C. Hooper President, U.S. Pharmaceuticals Member of the Executive Committee	50

1999 to 2000 – Vice President and General Manager, Northern Europe, International Medicines, a division of the Company.

2000 to 2001 – President, Asia-Pacific, Middle East & Southern Africa, International Medicines, a division of the Company.

2001 to 2002 – President, Intercontinental, International Medicines, a division of the Company.

2002 to 2004 – President, Europe, Middle East & Africa, Worldwide Medicines Group, a division of the Company.

2004 to present – President, U.S. Pharmaceuticals, Worldwide Medicines Group, a division of the Company.

Tamar D. Howson Senior Vice President, Corporate and Business Development, Corporate Staff Member of the Executive Committee	56

1998 to 2000 – Senior Vice President and Director, Business Development of SmithKline Beecham Corporation.

2000 to 2001 – biotechnology consultant to chief executive officers and other business executives.

2001 to present – Senior Vice President, Corporate and Business Development, Corporate Staff of the Company.

Sandra Leung Vice President and Corporate Secretary, Corporate Staff	44	1999 to 2002 – Corporate Secretary, Corporate Staff of the Company. 2002 to present – Vice President and Corporate Secretary, Corporate Staff of the Company.

John L. McGoldrick Executive Vice President and General Counsel, Corporate Staff Member of the Executive Committee	64

1998 to 2000 – General Counsel and Senior Vice President, Corporate Staff of the Company and President, Medical Devices Group, a division of the Company.

2000 to 2001 – Executive Vice President and General Counsel, Corporate Staff of the Company and President, Medical Devices Group, a division of the Company.

2001 to present – Executive Vice President and General Counsel, Corporate Staff of the Company.

Elliott Sigal, M.D., Ph.D. Chief Scientific Officer and President, Pharmaceutical Research Institute Member of the Executive Committee	53

1999 to 2001 – Senior Vice President, Early Discovery and Applied Technology, Pharmaceutical Research Institute, a division of the Company.

2001 to 2002 – Senior Vice President, Drug Discovery & Exploratory Development, Pharmaceutical Research Institute, a division of the Company.

2002 to 2004 – Senior Vice President, Global Clinical and Pharmaceutical Development, Pharmaceutical Research Institute, a division of the Company.

2004 to present – Chief Scientific Officer and President, Pharmaceutical Research Institute, a division of the Company.

David L. Zabor Vice President, Financial Operations and Controller, Corporate Staff	50

2000 to 2000 – Vice President, Assistant Treasurer, Corporate Staff of the Company.

2000 to 2001 – Vice President, Finance, Technical Operations, Worldwide Medicines Group, a division of the Company.

2001 to 2002 – Vice President, Financial Analysis, Corporate Staff of the Company.

2002 to 2002 – Vice President and Acting Controller, Corporate Staff of the Company.

2002 to 2003 – Vice President and Controller, Corporate Staff of the Company.

2003 to 2004 – Vice President and Operations Controller, Corporate Staff of the Company.

2004 to present – Vice President, Financial Operations and Controller, Corporate Staff of the Company.

Robert T. Zito Senior Vice President, Corporate Affairs Member of the Executive Committee	51	1999 to 2004 – Executive Vice President, Communications, New York Stock Exchange 2004 to present – Senior Vice President, Corporate Affairs, Corporate Staff of the Company.

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

Market Prices

Bristol-Myers Squibb common and preferred stocks are traded on the New York Stock Exchange and the Pacific Exchange, Inc. (symbols: BMY; BMYPR). A quarterly summary of the high and low market prices is presented below:

Common:

	2004		2003
	High	Low	High	Low
First Quarter	$30.64	$24.00	$25.41	$21.13
Second Quarter	26.18	24.02	28.86	21.85
Third Quarter	24.68	22.50	27.60	25.17
Fourth Quarter	25.83	22.95	28.60	24.25

Preferred:
	2004		2003
	High	Low	High	Low
First Quarter	$525.00	$485.00	*	*
Second Quarter	*	*	$398.00	$398.00
Third Quarter	*	*	433.00	430.00
Fourth Quarter	*	*	429.50	429.50

*	During the first quarter of 2003, and the second, third and fourth quarters of 2004, there were no trades of the Company’s preferred stock. The preferred stock pays a quarterly dividend of $.50 per share.

Holders of Common Stock

The number of record holders of common stock at December 31, 2004 was 87,076.

The number of record holders is based upon the actual number of holders registered on the books of the Company at such date and does not include holders of shares in “street names” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

Voting Securities and Principal Holders

Reference is made to the 2005 Proxy Statement to be filed on or about March 23, 2005 with respect to voting securities and principal holders, which is incorporated herein by reference and made a part hereof in response to the information required by this Item 5.

Dividends

Dividends declared per share in 2004 and 2003 were:

	Common		Preferred
	2004	2003	2004	2003
First Quarter	$.28	$.28	$.50	$.50
Second Quarter	.28	.28	.50	.50
Third Quarter	.28	.28	.50	.50
Fourth Quarter	.28	.28	.50	.50

	$1.12	$1.12	$2.00	$2.00

In December 2004, the Board of Directors of the Company declared a quarterly dividend of $.28 per share on the common stock of the Company, which was paid on February 1, 2005 to shareholders of record as of January 7, 2005.

Item 6.	SELECTED FINANCIAL DATA.

Five-Year Financial Summary

Income Statement Data:(1)(2)	2004	2003	2002	2001	2000
	(in millions, except per share data)
Net Sales	$19,380	$18,653	$16,208	$16,612	$16,438
Earnings from Continuing Operations Before Minority Interest and Income Taxes	4,418	4,680	2,748	2,252	5,244
Earnings from Continuing Operations	2,378	3,097	2,059	1,866	3,675

Earnings from Continuing Operations per Common Share:
Basic	$1.23	$1.60	$1.07	$.96	$1.87
Diluted	$1.21	$1.59	$1.06	$.95	$1.84

Average common shares outstanding
Basic	1,942	1,937	1,936	1,940	1,965
Diluted	1,976	1,950	1,942	1,965	1,997

Dividends paid on common and preferred stock	$2,174	$2,169	$2,168	$2,137	$1,930

Dividends declared per Common Share	$1.12	$1.12	$1.12	$1.11	$1.01

Financial Position Data at December 31:(3)

Total Assets	$30,435	$27,448	$25,106	$27,864	$17,924
Cash and cash equivalents	3,680	2,549	2,451	4,552	3,085
Marketable securities	3,794	3,013	1,622	1,102	300
Long-term debt	8,463	8,522	6,261	6,237	1,336
Stockholders’ Equity	10,202	9,786	8,756	8,762	7,634

(1)	The Company recorded items that affected the comparability of results, which are set forth in the table under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Expenses” for the years 2004, 2003 and 2002. For a discussion of these items, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Expenses,” “Item 8. Financial Statements—Note 2. Alliances and Investments,” “—Note 3. Restructuring and Other Items,” “—Note 4. Acquisitions and Divestitures” and “—Note 5. Discontinued Operations.”

(2)	Excludes discontinued operations of OTN in all years; and Clairol and Zimmer in 2000 through 2002.

(3)	Includes discontinued operations for all years.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

EXECUTIVE SUMMARY

About the Company

Bristol-Myers Squibb is a worldwide pharmaceutical and related healthcare products company whose mission is to extend and enhance human life. The Company is engaged in the discovery, development, licensing, manufacturing, marketing, distribution and sale of pharmaceuticals and other healthcare related products. The Company employs approximately 43,000 people.

In 2004, the Company reported annual global sales from continuing operations of $19.4 billion. Sales increased 4% from the prior year level due to the favorable impact from foreign exchange rate fluctuations. U.S. sales remained constant at $10.6 billion, as increased sales of key brands and newer products were offset by exclusivity losses on older brands, while international sales increased 10%, to $8.8 billion including an 8% favorable foreign exchange impact. In 2004, two product lines achieved sales of over $2.5 billion each—PLAVIX* and PRAVACHOL. PLAVIX* sales grew 35%, including a 2% favorable foreign exchange impact, to $3.3 billion, while PRAVACHOL sales decreased 7%, including a 4% favorable foreign exchange impact, to $2.6 billion. An additional 44 product lines achieved more than $50 million each in annual sales, including 30 product lines with more than $100 million each in annual sales, of which 7 had annual sales in excess of $500 million each.

In the fourth quarter of 2004, the Company signed a definitive agreement to sell its Oncology Therapeutics Network (OTN) business, a distributor of pharmaceutical products to office-based oncologists. Further, in January 2005, the Company announced that it intends to divest its U.S. and Canadian Consumer Medicines businesses.

In support of its mission to extend and enhance human life by developing the highest-quality products, in 2004, the Company invested $2.5 billion in research and development, a 10% growth over 2003, and expects to increase spending on drug development in 2005 to accelerate the development of its late-stage pipeline. Research and development dedicated to pharmaceutical products, including milestone payments for in-licensing and development programs, was $2.3 billion and as a percentage of Pharmaceutical sales was 14.8% compared to 14.2% in 2003.

In August 2004, the Company announced it entered into a settlement with the United States Securities and Exchange Commission (SEC), concluding the SEC’s investigation regarding wholesaler inventory and accounting matters. The settlement was reached through a Consent Order under which the Company is currently operating. The SEC’s investigation arose from the Company’s announcement in April 2002 that the Company experienced a substantial buildup of wholesaler inventories in its U.S. pharmaceuticals business over several years, primarily in 2000 and 2001, and that the buildup was primarily due to sales incentives offered by the Company, as well as the Company’s subsequent restatement (2002 Restatement) of its consolidated financial statements for the period ended December 31, 2002 and prior periods in March 2003. For a discussion of these matters, see “—Restatement of Previously Issued Financial Statement” and “—SEC Consent Order” below.

To help ensure the circumstances that led to the need for financial restatement do not recur, the Company has taken steps to enhance the effectiveness of its disclosure controls and procedures, including internal control over financial reporting. After completing the 2002 Restatement, the Company continued to identify and implement actions to improve the effectiveness of its disclosure controls and procedures and internal controls over financial reporting. These actions contributed significantly to the Company identifying additional errors relating to prior periods not reflected in the 2002 Restatement and accordingly, the Company restated its consolidated financial statements in 2004 to correct these errors for the years 2001 and 2002. The Company continues to strengthen disclosure controls and procedures surrounding internal controls over financial reporting, specifically with respect to Section 404 of the Sarbanes-Oxley Act of 2002. These actions include the establishment of policies and procedures to enhance compliance and focus on risk management.

Business Environment

The pharmaceutical industry in which the Company conducts its business is highly competitive and subject to numerous government regulations. Sales of the Company’s products can be affected significantly by many competitive factors, including product efficacy, safety, price and cost-effectiveness, marketing effectiveness, product labeling, quality control and quality assurance of its manufacturing, operating and research and development of new products. To successfully compete for business in the healthcare industry, the Company must not only demonstrate that its products offer medical benefits, but also cost advantages. Currently, most of the new products introduced by the Company must compete with other products in the same therapeutic category already on the market. The Company manufactures branded products, which are subject to higher prices than generic products. Generic competition is one of the Company’s biggest challenges globally.

In the pharmaceutical industry, the majority of an innovative product’s commercial value is usually realized during the period in which the product has market exclusivity. When a product loses exclusivity, it is no longer protected by a patent and is subject to new competing products in the form of generic brands. Upon exclusivity loss of a product, the Company can lose a major portion of that product’s sales in a short period of time. For further discussion on product exclusivity, see “Item 1. Business–Intellectual Property and Product Exclusivity.”

Both in the U.S. and internationally, the healthcare industry is subject to various government-imposed regulations which authorize prices or price controls which could have an impact on the Company’s sales. In the U.S., Congress and some state legislatures have considered a number of proposals and have enacted laws that could effect major changes in the healthcare system, either nationally or at the state level. Driven in part by budget concerns, Medicaid access and reimbursement restrictions have been implemented in some states and proposed in many others. For example, in December 2003, the Medicare Prescription Drug Improvement and Modernization Act (MMA) was enacted to provide outpatient prescription drug coverage to senior citizens in the United States. The Company cannot predict the potential impact that this legislation will have on its business; however it could have a negative impact on the Company’s U.S. pharmaceutical business as greater federal involvement and budget constraints may increase the likelihood of pricing pressures or controls in the future. In many markets outside the United States, the Company operates in environments of government-mandated, cost-containment programs. Most European countries, except the United Kingdom and Germany, do not provide market pricing for new medicines. Pricing freedom is limited in the United Kingdom by the operation of a profit control plan and in Germany by the operation of a reference price system. Companies also face significant delays in market access for new products, and more than two years can elapse before new medicines become available on some national markets.

The growth of Managed Care Organizations (MCOs) in the U.S. has played a large role in the competition that surrounds the healthcare industry. MCOs seek to reduce healthcare expenditures for participants by making volume purchases and entering into long-term contracts to negotiate discounts with various pharmaceutical providers. Because of the market potential created by the large pool of participants, marketing prescription drugs to MCOs has become an important part of the Company’s strategy. Companies compete for inclusion in an MCO formulary and the Company has generally been successful in having its major products included.

Pharmaceutical production processes are complex, highly regulated and vary widely from product to product. Shifting or adding manufacturing capacity can be a lengthy process requiring significant capital expenditures and regulatory approvals. Biologics manufacturing involves more complex processes than those of traditional pharmaceutical operations. Although the Company does have the capacity to manufacture biologics for clinical trials and commercial launch, its current capacity to manufacture larger commercial volumes of these products is limited.

The Company has maintained a competitive position in the market and strives to uphold this position, which is dependent on its success in discovering and developing innovative, cost-effective products that serve unmet medical needs.

Strategy

The Company is implementing a new strategy to discover and develop innovative, cost-effective medicines that address significant unmet medical needs in ten critical disease areas. These areas are: Affective (psychiatric) disorders, Alzheimer’s/dementia, atherosclerosis/thrombosis, diabetes, hepatitis, human immunodeficiency virus/auto-immune immunodeficiency virus (HIV/AIDS), obesity, oncology, rheumatoid arthritis and related diseases and solid organ transplant. The Company continuously strives to create better treatments for patients by building a high quality drug discovery and development pipeline.

Since 2003, the Company has undergone a transition in its pharmaceutical product portfolio as older product lines, including the GLUCOPHAGE* franchise, MONOPRIL, TAXOL® and PARAPLATIN, have experienced exclusivity loss. With the successful launches of newer products including ABILIFY* for the treatment of psychiatric disorders, REYATAZ for human immunodeficiency virus (HIV) and ERBITUX* for cancer, the portfolio is being refocused on growth brands which fall within the ten critical disease areas targeting specialists and high value primary care physicians. Sales of products within the ten disease areas have been increasing steadily, and are expected to comprise about half of pharmaceutical product sales by the end of 2005. The Company is making significant investments behind its new product launches, and re-deploying marketing and promotional spending from older products to its newer products.

In 2004, the Company submitted two New Drug Applications (NDAs) to the U.S. Food and Drug Administration (FDA) for regulatory approval, including entecavir for hepatitis B and muraglitazar for type 2 diabetes. A rolling Biologics License Application (BLA) for abatacept for the potential treatment of rheumatoid arthritis is also expected to be completed in early 2005. The successful launch of these investigational compounds will further enhance the Company’s strategy to transition its product portfolio to cover all of the ten disease areas discussed above.

While internal growth is vital to the Company’s future success, the Company is continually evaluating and pursuing external possibilities through alliances and other collaborative agreements. The Company has a notable record of executing successful licensing arrangements to supplement its own pipeline, and many of these arrangements have led to fruitful codevelopment, copromotion and comarketing agreements. The Company expects to continue to complement its pipeline in 2005 with additional licensed products. Another component of the Company’s strategy includes entry into the biologics business, which requires increased investments in manufacturing facilities and third-party manufacturing arrangements to meet future commercial demand expected to be generated from new product launches. In addition, the Company continues to maintain collaborations with major biotechnology and research institutions to enhance the life cycle of the Company’s product portfolio beyond initial approval/commercialization, such as offering combination therapy and product extensions.

Another major aspect of the Company’s strategy relates to how it does business, specifically in marketing and sales approaches. Specialists are playing an even greater role in decisions related to patient treatment and care, particularly in the ten critical disease areas where the Company is focusing its efforts. For this reason, the Company is recasting its business model to focus on specialists as well as with those primary care physicians who are involved in treating patients in these select disease areas. In order to achieve its strategic objectives, the Company also plans to moderate selling, general and administrative spending for the next several years, through the customer model noted above, as well as the elimination of organizational inefficiencies.

RESULTS OF OPERATIONS

The following discussion of the Company’s results of continuing operations excludes the results related to the OTN business, which have been segregated from continuing operations and are reflected as discontinued operations for all periods presented. See “—Discontinued Operations” below.

				% Change
	2004	2003	2002	2004 to 2003	2003 to 2002
	(dollars in millions)
Net Sales	$19,380	$18,653	$16,208	4%	15%

Earnings from continuing operations before minority interest and income tax	$4,418	$4,680	$2,748	(6)%	70%
% of net sales	22.8%	25.1%	17.0%

Provision on income taxes	$1,519	$1,210	$386	26%	* *
Effective tax rate	34.4%	25.9%	14.0%

Earnings from continuing operations	$2,378	$3,097	$2,059	(23)%	50%
% of net sales	12.3%	16.6%	12.7%

**	Change is in excess of 200%

Net Sales

Net sales from continuing operations for 2004 increased 4% to $19.4 billion due to the favorable impact from foreign exchange rate fluctuations. U.S. net sales in 2004 remained constant at $10.6 billion compared to 2003, with growth in prescription demand for key brands including PLAVIX*, AVAPRO*/AVALIDE* and SUSTIVA, and new product introductions including ABILIFY*, REYATAZ and ERBITUX*, offset by lower sales of other products as a result of exclusivity losses for MONOPRIL, PARAPLATIN and the GLUCOPHAGE* franchise. U.S. net sales increased 13% in 2003 from $9.4 billion in 2002 while international net sales increased 18% to $8.0 billion in 2003 from $6.8 billion in 2002, or 8% excluding favorable foreign exchange. International net sales increased 10% to $8.8 billion in 2004, or 2% excluding favorable foreign exchange. This 2% growth in sales was primarily attributable to increased sales of PLAVIX*, AVAPRO*/AVALIDE* and the launch of REYATAZ and ABILIFY* in Europe, offset by a decline in PRAVACHOL. In 2003, net sales from continuing operations increased 15% to $18.7 billion, including a 4% favorable impact from foreign exchange rate fluctuations.

The composition of the net increase in sales is as follows:

	2004	2003
Volume	—	9%
Selling prices, net	—	2%
Foreign exchange	4%	4%

Increase in sales	4%	15%

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

The Company operates in three reportable segments—Pharmaceuticals, Nutritionals and Other Healthcare. In 2004, the Company signed a definitive agreement to sell OTN, which was previously presented as a separate segment. As such, the results of operations for OTN are presented as part of the Company’s results from discontinued operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, OTN results of operations in prior periods have been reclassified to discontinued operations to conform with current year presentations. The percent of the Company’s sales by segment were as follows:

	Net Sales			% Change
	2004	2003	2002	2004 to 2003	2003 to 2002
	(dollars in millions)
Pharmaceuticals	$15,482	$14,925	$12,814	4%	16%
% of net sales	80%	80%	79%
Nutritionals	2,001	2,023	1,821	(1)%	11%
% of net sales	10%	11%	11%
Other Healthcare	1,897	1,705	1,573	11%	8%
% of net sales	10%	9%	10%
Total	$19,380	$18,653	$16,208	4%	15%

The Company recognizes revenue for sales when substantially all the risks and rewards of ownership have transferred to the customer, which generally occurs on the date of shipment. When substantially all the risks and rewards of ownership do not transfer, the Company uses a consignment model to recognize the revenue. Under this model, the Company does not recognize revenue upon shipment of product. Rather, upon shipment of product the Company invoices the wholesaler, records deferred revenue at gross invoice sales price and classifies the inventory held by the wholesalers as consignment inventory at the Company’s cost of such inventory. The Company recognizes revenue (net of the gross to net sales adjustments discussed below, all of which involve significant estimates and judgments) when the risks and rewards of ownership are transferred to the customer, which is not later than when such inventory is sold through to the wholesalers’ customers, on a first-in, first-out (FIFO) basis. The Company’s aggregate cost of pharmaceutical products that were accounted for using the consignment model (and accordingly, were reflected as consignment inventory on the Company’s consolidated balance sheet) were not significant at December 31, 2004 and 2003. The deferred revenue related to the inventory of pharmaceutical products accounted for using the consignment model was fully worked down by December 31, 2004. Deferred revenue recorded at gross invoice sales price was approximately $12 million at December 31, 2003. Approximately $10 million, $321 million and $1,397 million of deferred revenue was recognized in 2004, 2003 and 2002, respectively. The corresponding effect on earnings from continuing operations before minority interest and income taxes was an increase of $8 million, $237 million and $1,095 million in 2004, 2003 and 2002, respectively.

The Company recognizes revenue on a gross sales basis and deducts various sales adjustments to arrive at net sales as reported on the Consolidated Statement of Earnings. These adjustments are referred to as gross-to-net sales adjustments and are further described in “—Critical Accounting Policies” below. The following table summarizes the Company’s gross-to-net sales adjustments for each significant category:

	For the Year Ended December 31,
	2004	2003	2002
	(dollars in millions)
Gross Sales	$23,896	$22,992	$20,117

Gross-to-Net Sales Adjustments
Prime Vendor Charge-Backs	(1,319)	(1,228)	(1,028)
Women, Infants and Children (WIC) Rebates	(846)	(854)	(993)
Managed Health Care Rebates and Other Contract Discounts	(660)	(710)	(503)
Medicaid Rebates	(673)	(523)	(490)
Cash Discounts	(311)	(319)	(281)
Sales Returns	(276)	(348)	(345)
Other Adjustments	(431)	(357)	(269)

Total Gross-to-Net Sales Adjustments	(4,516)	(4,339)	(3,909)

Net Sales	$19,380	$18,653	$16,208

In 2004, the increase from 2003 for prime vendor charge-backs and Medicaid rebates were primarily due to a shift in sales to products with higher discounts in prime vendor and Medicaid programs while the decrease in sales returns were primarily attributable to higher sales returns in 2003 resulting from discontinued products and product conversions. The overall increase in gross-to-net sales adjustments in 2003 from 2002 was primarily due to sales growth and increases in managed care rebates principally due to a shift in sales to products with higher discounts, partially offset by a decrease in WIC rebates due to a decline in state WIC contracts.

The following table sets forth the activities and ending balances of each significant category of gross-to-net sales adjustments:

	Prime Vendor Charge- Backs	Women, Infants and Children (WIC) Rebates	Managed Healthcare Rebates and Other Contract Discounts	Medicaid Rebates	Cash Discounts	Sales Returns	Other Adjustments	Total
	(dollars in millions)
Balance at December 31, 2002	$134	$282	$230	$220	$16	$165	$87	$1,134
Provision related to sales made in current period	1,228	849	710	522	319	335	360	4,323
Provision related to sales made in prior periods	—	5	—	1	—	13	(3)	16
Returns and payments	(1,261)	(928)	(692)	(510)	(305)	(246)	(322)	(4,264)
Impact of foreign currency translation	—	—	1	—	—	1	2	4

Balance at December 31, 2003	101	208	249	233	30	268	124	1,213
Provision related to sales made in current period	1,314	843	646	618	311	270	463	4,465
Provision related to sales made in prior periods	5	3	14	55	—	6	(32)	51
Returns and payments	(1,314)	(820)	(711)	(534)	(308)	(316)	(385)	(4,388)
Impact of foreign currency translation	—	—	—	—	—	1	6	7

Balance at December 31, 2004	$106	$234	$198	$372	$33	$229	$176	$1,348

        In 2004, the Company recorded charges of $55 million for Medicaid rebates related to sales made in prior periods. These charges include $34 million for rebate claims from prior years by certain states, primarily in relation to Medicaid utilization of oncology products not previously reported to the Company, and other revisions resulting from the availability of additional information. In addition, the Company recorded $32 million for other adjustments as a result of lower than expected rebates to foreign governments. No other significant revisions were made to the estimates for gross-to-net sales adjustments in 2004 and 2003.

Pharmaceuticals

The composition of the net increase in pharmaceutical sales is as follows:

		Analysis of % Change
	Total Change	Volume	Price	Foreign Exchange
2004 vs. 2003	4%	1%	(1)%	4%
2003 vs. 2002	16%	9%	2%	5%

In 2004, worldwide Pharmaceuticals sales increased 4% to $15,482 million due to favorable foreign exchange impact. Domestic sales in 2004 remained constant at $8,446 million compared to $8,431 million in 2003. Domestic sales were negatively affected by increased competition for PRAVACHOL, and exclusivity losses of PARAPLATIN and the GLUCOPHAGE* franchise, offset by increased sales of PLAVIX* and newer products, including ABILIFY*, REYATAZ and ERBITUX*. International sales in 2004 increased 8% to $7,036 million, or a decrease of 1% excluding favorable foreign exchange impact, primarily due to generic competition for PRAVACHOL and TAXOL®, partially offset by the launches of ABILIFY*, REYATAZ and continued growth in PLAVIX* and AVAPRO*/AVALIDE*.

In 2003, worldwide Pharmaceuticals sales increased 16% to $14,925 million, or 11% excluding favorable foreign exchange impact. Domestic sales in 2003 increased 16% to $8,431 million primarily due to increased sales of PLAVIX*, PRAVACHOL, ABILIFY*, GLUCOVANCE* and PARAPLATIN and partly due to the impact on 2002 sales from the workdown of non-consignment wholesaler inventory, and the launch of REYATAZ in July 2003, partially offset by decreased sales of GLUCOPHAGE* IR and TAXOL® primarily due to generic competition. International sales in 2003 increased 17% to $6,494 million, including an 11% favorable foreign exchange impact, primarily due to increased sales of PRAVACHOL, TAXOL®, PLAVIX*, AVAPRO*/AVALIDE* and Analgesic products in Europe partially offset by price declines principally in Germany and Italy.

Key pharmaceutical products and their sales, representing 79%, 78% and 74% of total pharmaceutical sales in 2004, 2003 and 2002, respectively, are as follows:

				% Change
	2004	2003	2002	2004 to 2003	2003 to 2002
	(dollars in millions)
Cardiovascular
PLAVIX*	$3,327	$2,467	$1,890	35%	31%
PRAVACHOL	2,635	2,827	2,266	(7)%	25%
AVAPRO*/AVALIDE*	930	757	586	23%	29%
MONOPRIL	274	470	426	(42)%	10%
COUMADIN	255	303	300	(16)%	1%
Virology
SUSTIVA	621	544	455	14%	20%
REYATAZ	414	88	—	* *	—
VIDEX/VIDEX EC	274	267	262	3%	2%
ZERIT	272	354	443	(23)%	(20)%
Infectious Diseases
CEFZIL	270	327	287	(17)%	14%
TEQUIN	169	208	184	(19)%	13%
Oncology
TAXOL®	991	934	857	6%	9%
PARAPLATIN	673	905	727	(26)%	24%
ERBITUX*	261	—	—	—	—
Affective (Psychiatric) Disorders
ABILIFY* (total revenue)	593	283	25	110%	* *
Metabolics
GLUCOVANCE*	169	424	246	(60)%	72%
GLUCOPHAGE* IR	68	118	220	(42)%	(46)%
GLUCOPHAGE* XR	67	395	297	(83)%	33%

**	Change is in excess of 200%

•	Sales of PLAVIX*, a platelet aggregation inhibitor sold by the Company primarily in the U.S., increased 35%, including a 2% favorable foreign exchange impact, to $3,327 million in 2004 from 2003, primarily due to strong prescription growth of 24% in the U.S. market. Sales in 2003 were $2,467 million, an increase of 31%, including a 3% favorable foreign exchange impact, from $1,890 million in 2002, primarily due to strong prescription growth of 29% in the U.S. PLAVIX* is a cardiovascular product launched from the alliance between the Company and Sanofi-Aventis (Sanofi). Market exclusivity for PLAVIX* is expected to expire in 2011 in the U.S. and 2013 in the EU. Statements on exclusivity are subject to any adverse determination that may occur with respect to the PLAVIX* patent litigation. For additional information on the PLAVIX* patent litigation, see “Item 1. Financial Statements—Note 21. Legal Proceedings and Contingencies.”

•	Sales of the PRAVACHOL, an HMG Co-A reductase inhibitor, decreased 7%, including a 4% favorable foreign exchange impact, to $2,635 million in 2004. Domestic sales decreased 12% to $1,420 million in 2004, as total U.S. prescription demand decreased 10%. International sales decreased 1%, including a 10% favorable foreign exchange impact, to $1,215 million due to exclusivity loss in select European markets, including Germany and the UK. Sales for PRAVACHOL increased 25% to $2,827 million in 2003 from $2,266 million in 2002 primarily due to wholesaler workdown of inventory in the U.S. in 2002 and continued growth in Europe, particularly in France, the UK and Italy. Market exclusivity protection for PRAVACHOL is expected to expire in April 2006 in the U.S. Market exclusivity in the EU expired in 2004, with the exception of France and Sweden, for which expiration will occur in August and March 2006, respectively, and in Italy, for which expiration will occur in January 2008.

•	Sales of AVAPRO*/AVALIDE*, an angiotensin II receptor blocker for the treatment of hypertension, increased 23%, including a 5% favorable foreign exchange impact, to $930 million in 2004 driven by increased sales in Europe and strong U.S. prescription growth of approximately 15%. Sales increased 29%, including a 6% favorable foreign exchange impact, to $757 million in 2003 from $586 million in 2002, primarily due to strong U.S. prescription growth and price increases. AVAPRO*/AVALIDE* are cardiovascular products launched from the alliance between the Company and Sanofi. Market exclusivity for AVAPRO*/AVALIDE* (known in the EU as APROVEL/KARVEA) is expected to expire in 2011 in the U.S. and 2012 in countries in the EU; AVAPRO*/AVALIDE* is not currently marketed in Japan.

•	Sales of MONOPRIL, a second generation angiotesin converting enzyme (ACE) inhibitor for the treatment of hypertension, decreased 42%, including a 4% favorable foreign exchange impact, to $274 million due to the impact of market exclusivity loss. Sales in 2003 were $470 million, an increase of 10%, including a 5% favorable foreign exchange impact, from $426 million in 2002, resulting from the introduction of a branded generic product and a new government contract. Market exclusivity protection for MONOPRIL expired in 2003 in the U.S. and has expired or is expected to expire between 2001 and 2008 in countries in the EU. MONOPRIL is not currently marketed in Japan.

•	Sales of COUMADIN, an oral anti-coagulant used predominately in patients with atrial fibrillation or deep venous thrombosis/pulmonary embolism, decreased 16% to $255 million in 2004 compared to 2003 sales, due to increased generic competition. Sales in 2003 increased 1% to $303 million from $300 million in 2002. Market exclusivity for COUMADIN expired in the U.S. in 1997.

•	Sales of SUSTIVA, a non-nucleoside reverse transcriptase inhibitor for the treatment of HIV, increased 14%, including a 5% favorable foreign exchange impact, to $621 million in 2004 from the prior year primarily due to increased demand in 2004 and higher prices. U.S. sales increased 9% to $364 million in 2004, while total U.S. prescription growth increased by 4% in 2004. International sales of SUSTIVA increased 22%, including a 13% favorable foreign exchange impact, to $257 million in 2004 driven by increased sales in Spain, the UK, France and Italy. In 2003, SUSTIVA sales increased 20% to $544 million from $455 million in 2002, primarily due to the workdown of U.S. wholesaler inventory in the third quarter of 2002. Market exclusivity protection for SUSTIVA is expected to expire in 2013 in the U.S. and in countries in the EU; the Company does not (but others do) market SUSTIVA in Japan.

•	Sales of REYATAZ, a protease inhibitor for the treatment of HIV, which was launched in the U.S. in the third quarter of 2003 and in Europe in the second quarter of 2004, were $414 million compared with $88 million in 2003. REYATAZ has achieved a weekly new prescription share of the U.S. protease inhibitors market of approximately 28%. Market exclusivity for REYATAZ is expected to expire in 2017 in the U.S., in countries in the EU and Japan.

•	Sales of VIDEX/VIDEX EC, an antiretroviral agent used in the treatment of HIV, increased 3%, or decreased 3% excluding a 6% favorable foreign exchange impact, to $274 million in 2004. VIDEX/VIDEX EC sales increased 2% to $267 million in 2003 from $262 million in 2002, due to increased sales in Europe, partially offset by sales declines in the U.S. The Company has a licensing arrangement with the U.S. Government for VIDEX/VIDEX EC, which by its terms became non-exclusive in 2001. The U.S. Government’s method of use patent expires in 2007 in the U.S. (which includes an earned pediatric extension) and in Japan, and between 2006 and 2009 in countries in the EU. The license to the Company is non-exclusive, which has allowed another company to obtain a license from the U.S. Government and receive approval for marketing. With respect to VIDEX/VIDEX EC, the Company has patents covering the reduced mass formulation of VIDEX/VIDEX EC that expire in 2012 in the U.S., the EU and Japan. However, these patents apply only to the type of reduced mass formulation specified in the patent. Other reduced mass formulations may exist. There is currently no issued patent covering the VIDEX EC formulation.

•	Sales of ZERIT an antiretroviral agent used in the treatment of HIV, decreased 23%, including a 4% favorable foreign exchange impact, to $272 million in 2004, primarily as a result of continued decrease in demand due to potential adverse side effects. ZERIT sales decreased 20%, including a 5% favorable foreign exchange impact, to $354 million in 2003 from $443 million in 2002, primarily as a result of decreased demand due to potential adverse side effects. Market exclusivity protection for ZERIT is expected to expire in 2008 in the U.S., between 2007 and 2011 in countries in the EU and 2008 in Japan.

•	Sales of CEFZIL, an antibiotic for the treatment of mild to moderately severe bacterial infections, decreased 17%, including a 2% favorable foreign exchange impact, to $270 million in 2004, primarily due to decreased domestic demand, partially offset by higher international sales. CEFZIL sales increased 14% to $327 million in 2003 from $287 million in 2002. Market exclusivity is expected to expire in 2005 in the U.S., between 2007 and 2009 in the EU and expired in 2004 in Japan.

•	TEQUIN, an antibiotic used for the treatment of respiratory tract infections, had sales of $169 million in 2004, a decrease of 19% compared 2003 sales. In 2003, sales increased 13% to $208 million from $184 million in 2002. TEQUIN is a seasonal product with sales increasing during the flu season. The sales fluctuations from 2002 to 2004 were due to a strong flu season in 2003 and a weak flu season in 2004. The basic U.S. patent expires in 2007; however, it is expected that the patent will be eligible for a statutory patent term extension until 2009.

•	Sales of TAXOL®, the Company’s leading anti-cancer agent, were $991 million in 2004 compared to $934 million in 2003. Sales of TAXOL®, which are almost exclusively international, increased 6%, or decreased 3% excluding favorable foreign exchange, primarily as a result of generic competition in Europe. Generic competition for TAXOL® in a majority of the major European markets began in the second quarter of 2004 and increased in the second half of 2004. In 2003, TAXOL® sales increased 9% or decreased 3% excluding favorable foreign exchange to $934 million from $857 million in 2002, primarily due to generic competition in the U.S., partially offset by strong sales in Japan and France. Market exclusivity protection for TAXOL® expired in 2002 in the U.S., in 2003 in the EU and is expected to expire between 2003 and 2013 in Japan.

•	Sales of PARAPLATIN, an anticancer agent, decreased 26%, including a 1% favorable foreign exchange impact, to $673 million due to generic competition in the U.S. which began in mid-2004 and increased with the entry of multiple generic competitors in the fourth quarter. Domestic sales of PARAPLATIN decreased 30% to $537 million. In 2003, PARAPLATIN sales increased 24%, with no significant foreign exchange impact, to $905 million from $727 million in 2002, primarily due to the introduction of a new formulation of PARAPLATIN in 2003 and price increases. Market exclusivity protection for PARAPLATIN expired in October 2004 in the U.S., in 2000 in the EU and in 1998 in Japan.

•	ERBITUX*, an injection used in combination with irinotecan in the treatment of patients with Epidermal Growth Factor Receptor (EGFR)-expressing metastatic colorectal cancer who are refractory to irinotecan-based chemotherapy and as a single agent in the treatment of patients with EGFR-expressing metastatic colorectal cancer who are intolerant to irinotecan-based chemotherapy, was approved by the FDA in February 2004. Sales of ERBITUX*, which is sold almost exclusively in the U.S., were $261 million for the year ended December 31, 2004. A patent relating to combination therapy with ERBITUX* expires in 2017. The Company’s right to market ERBITUX* in North America and Japan expires in September 2018. The Company does not, but others do, market ERBITUX* in countries in the EU.

•	Total revenue for ABILIFY*, which is primarily domestic alliance revenue for the Company’s 65% share of net sales in copromotion countries with Otsuka Pharmaceutical Co., Ltd. (Otsuka), was $593 million in 2004, compared with $283 million and $25 million in 2003 and 2002, respectively, due to continued growth in prescription demand since its launch. The schizophrenia agent was introduced in the United States in November 2002 and by December 2004, had achieved more than a 10% weekly new prescription share of the U.S. antipsychotic market. The European Commission granted marketing authorization for ABILIFY* in June 2004 and total revenue has reached $26 million since public sales commenced in June 2004. In September 2004, the FDA approved ABILIFY* for the treatment of acute bipolar mania in the U.S. Market exclusivity protection for ABILIFY* is expected to expire in 2009 in the U.S. (and may be extended until 2014 if a pending patent term extension is granted). The Company also has the right to copromote ABILIFY* in several European countries (the United Kingdom, France, Germany and Spain) and to act as exclusive distributor for the product in the rest of the European Union (EU). Market exclusivity protection for ABILIFY* is expected to expire in 2009 for the EU (and may be extended until 2014 if pending supplemental protection certificates are granted). The Company’s right to market ABILIFY* expires in November 2012 in the U.S. and Puerto Rico and, for the countries in the EU where the Company has the exclusive right to market ABILIFY* in June 2014. For additional information on revenue recognition of ABILIFY*, see “Item 8. Financial Statements-Note 2. Alliances and Investments.”

•

GLUCOPHAGE* franchise sales decreased 65% to $336 million in 2004, compared to a 22% increase to $948 million in 2003 from $778 million in 2002. The decrease in sales in 2004 primarily resulted from increased generic competition.

GLUCOPHAGE* IR, an oral medication for treatment of non-insulin dependent (type 2) diabetes, experienced a sales decrease of 42% to $68 million. Sales decreased 46% to $118 million in 2003 from $220 million in 2002. GLUCOVANCE*, an oral combination drug, and GLUCOPHAGE* XR (Extended Release) tablets had sales in 2004 of $169 million and $67 million, respectively, compared with sales in 2003 of $424 million and $395 million, respectively, and sales in 2002 of $246 million and $297 million, respectively. Market exclusivity protection expired in March 2000 for GLUCOPHAGE* IR, in October 2003 for GLUCOPHAGE* XR, and in January 2004 for GLUCOVANCE*. The Company does not (but others do) market these products in the EU and Japan.

In most instances, the basic exclusivity loss date indicated above is the expiration date of the patent that claims the active ingredient of the drug or the method of using the drug for the approved indication. In some instances, the basic exclusivity loss date indicated is the expiration date of the data exclusivity period. In situations where there is only data exclusivity without patent protection, a competitor could seek regulatory approval by submitting its own clinical trial data to obtain marketing approval. The Company assesses the market exclusivity period for each of its products on a case-by-case basis. The length of market exclusivity for any of the Company’s products is difficult to predict with certainty because of the complex interaction between patent and regulatory forms of exclusivity and other factors. There can be no assurance that a particular product will enjoy market exclusivity for the full period of time that the Company currently anticipates. For further discussion of market exclusivity protection, including a chart showing net sales of key products together with the year in which basic exclusivity loss occurred or is expected to occur in the U.S., the EU and Japan, see “Item 1. Business—Products” and “—Intellectual Property and Product Exclusivity.”

The following table sets forth a comparison of reported net sales changes and the estimated total U.S. prescription growth (for both retail and mail order customers) for certain of the Company’s U.S. pharmaceutical prescription products. The estimated prescription growth amounts are based on third-party data provided by IMS Health, a supplier of market research to the pharmaceutical industry. A significant portion of the Company’s domestic pharmaceutical sales is made to wholesalers. Where changes in reported net sales differ from prescription growth, this change in net sales may not reflect underlying prescriber demand.

	2004		2003		2002
	% Change in U.S. Net Sales(a)	% Change in U.S. Total Prescriptions(b)	% Change in U.S. Net Sales(a)	% Change in U.S. Total Prescriptions(b)	% Change in U.S. Net Sales(a)	% Change in U.S. Total Prescriptions(b)
PLAVIX*	36	24	27	29	63	35
PRAVACHOL	(12)	(10)	22	2	1	5
AVAPRO*/AVALIDE*	19	15	24	15	16	13
MONOPRIL	(85)	(77)	16	(16)	2	(8)
COUMADIN	(18)	(17)	1	(15)	**	(16)
SUSTIVA	9	4	13	17	**	16
VIDEX/VIDEX EC	(3)	(4)	(11)	3	15	13
ZERIT	(32)	(29)	(29)	(25)	(13)	(11)
CEFZIL	(31)	(30)	14	(4)	(7)	(14)
GLUCOVANCE*	(61)	(51)	72	3	(9)	48
GLUCOPHAGE*XR	(83)	(78)	33	(3)	29	81

**	In excess of 200%.

(a)	Reflects change in net sales in dollar terms, including change in average selling prices and wholesaler buying patterns.

(b)	Reflects change in total prescriptions in unit terms, based on third-party data.

The following table sets forth for each of the Company’s key pharmaceutical products sold by the Company’s U.S. Pharmaceuticals business, the amount of the U.S. Pharmaceuticals business’s net sales of the applicable product for the year ended December 31, 2004 and the estimated number of months on hand of the applicable product in the U.S. wholesaler distribution channel as of December 31, 2004.

	Net Sales (in millions)	Months on Hand
PLAVIX*	$2,833	0.8
PRAVACHOL	1,420	0.8
AVAPRO*/AVALIDE*	562	0.7
ABILIFY	554	0.7
PARAPLATIN	537	1.2
SUSTIVA	364	0.6
GLUCOPHAGE* Franchise	315	0.9
REYATAZ	305	0.6
COUMADIN	228	0.8
TEQUIN	124	0.6
ZERIT	119	0.7
VIDEX/VIDEX EC	106	0.6
MONOPRIL	34	0.8

The Company determines the above months on hand estimates by dividing the estimated amount of the product in the wholesaler distribution channel by the estimated amount of out-movement of the product over a period of four weeks calculated as described below. Factors that may influence the Company’s estimates include generic competition, seasonality of products, wholesaler purchases in light of increases in wholesale list prices, new product launches, new warehouse openings by wholesalers and new customer stockings by wholesalers.

PARAPLATIN lost exclusivity in October 2004 and demand has since decreased significantly, resulting in the estimated months on hand of greater than one month. The value of PARAPLATIN inventory over one month on hand at December 31, 2004 was approximately $4 million. The Company plans to continue to monitor PARAPLATIN sales with the intention of working down wholesaler inventories to less than one month on hand.

The Company maintains inventory management agreements (IMAs) with most of its U.S. wholesalers which account for nearly 100% of total gross sales of U.S. Pharmaceutical products. Under the current terms of the IMAs, these wholesalers provide the Company with information with respect to inventory levels of product on hand and the amount of out-movement of products. The inventory information received from wholesalers is a product of their record-keeping process and excludes inventory held by intermediaries to whom they sell, such as retailers and hospitals. The Company determines the amount of out-movement of a product over a period of one month by using the most recent prior four weeks of out-movement of a product as provided by these wholesalers. The Company also determines months on hand estimates by using such factors as historical sales made to those wholesalers and from third-party market research data related to prescription trends and patient demand.

Nutritionals

The composition of the net increase in nutritional sales is as follows:

		Analysis of % Change
	Total Change	Volume	Price	Foreign Exchange
2004 vs. 2003	(1)%	(7)%	6%	—
2003 vs. 2002	11%	7%	5%	(1)%

Key Nutritional product lines and their sales, representing 94%, 84% and 85% of total Nutritional sales in 2004, 2003 and 2002, respectively, are as follows:

				% Change
	2004	2003	2002	2004 to 2003	2003 to 2002
	(dollars in millions)
Infant Formulas	$1,405	$1,284	$1,172	9%	10%
Toddler/Children’s Nutritionals	468	421	383	11%	10%

Worldwide Nutritional sales decreased 1% to $2,001 million in 2004 from 2003. Excluding the impact of the Adult Nutritional business that was divested during the first quarter of 2004, worldwide sales increased 9% to $1,973 million from $1,817 million in 2003.

International sales, excluding the impact of the Adult Nutritional business, increased 15%, primarily due to increased sales of infant formula and children’s nutritional products. The increase in international sales is primarily due to a 15% increase in ENFAGROW, a toddler and children’s nutritional product, and a 15% increase in ENFAMIL, the Company’s largest-selling infant formula, including a 2% favorable foreign exchange impact. Domestic sales, excluding the impact of the Adult Nutritional business, increased 3% to $945 million in 2004 from $920 million in 2003, primarily due to increased sales of ENFAMIL.

In 2003, Nutritionals sales were $2,023 million, an increase of 11%, including a 1% unfavorable impact from foreign exchange, over 2002. International sales increased 9%, including a 2% unfavorable foreign exchange impact, to $938 million from $862 million in 2002 while domestic sales increased 13% to $1,085 million from $959 million in 2002. Worldwide infant formula sales increased

10% to $1,284 million in 2003, primarily due to increased sales of ENFAMIL. International sales of ENFAMIL increased 5% to $239 million in 2003 from $228 million in 2002 and domestic sales of ENFAMIL increased 10% to $569 million in 2003 from $518 million in 2002. Worldwide toddler and children’s nutritionals sales increased 10%, including a 5% unfavorable foreign exchange impact, to $421 million in 2003 from $383 million in 2002, as a result of a 29% increase in sales of ENFAGROW, primarily throughout the Pacific region, to $156 million in 2003.

Other Healthcare

The Other Healthcare segment includes ConvaTec, the Medical Imaging business and Consumer Medicines in the United States and Japan. The composition of the net increase in other healthcare sales is as follows:

		Analysis of % Change
	Total Change	Volume	Price	Foreign Exchange
2004 vs. 2003	11%	6%	1%	4%
2003 vs. 2002	8%	2%	1%	5%

Other Healthcare sales by business and their key products for the years ended December 31, were as follows:

				% Change
	2004	2003	2002	2004 to 2003	2003 to 2002
	(dollars in millions)
ConvaTec	$954	$843	$734	13%	15%
Ostomy	551	512	453	8%	13%
Wound Therapeutics	391	319	273	23%	17%
Medical Imaging	589	508	462	16%	10%
CARDIOLITE	406	324	299	25%	8%
Consumer Medicines	354	354	377	—	(6)%

•	In 2004, the increase in ConvaTec sales was due to a 6% increase in volume, an 8% increase due to foreign exchange partially offset by a 1% decrease from changes in selling prices. The increase over 2003 was a result of increased worldwide sales of wound therapeutics products, which increased 23%, including an 8% favorable foreign exchange impact, to $391 million. Ostomy sales were flat, excluding an 8% increase due to foreign exchange impact. In 2003, the increase in ConvaTec sales over 2002 was due to a 13% increase in worldwide sales of ostomy products to $512 million and strong growth of worldwide wound therapeutics products, which increased 17% to $319 million. Foreign exchange contributed 9% to the sales increase in 2003.

•	In 2004, the increase in Medical Imaging sales was due to a 9% increase in volume, a 6% increase from changes in selling prices and a 1% increase due to foreign exchange. The increase in Medical Imaging sales in 2004 and 2003 were primarily driven by increased sales of CARDIOLITE. This increase was partially due to a change in the timing of revenue recognition as a result of new distribution agreements entered into in January 2004.

•	Consumer Medicines sales remained flat at $354 million in 2004 compared to 2003 and declined from $377 million in 2002. In 2004, the sales increase in the U.S., primarily driven by higher sales of EXCEDRIN, was offset by decreased sales in Japan, primarily due to lower sales of BUFFERIN and other over-the-counter medicines. The sales decline in 2003 was in part due to distributors reducing U.S. inventory levels to more desirable levels.

Geographic Areas

At least some of the Company’s products are available in most countries in the world. The largest markets are in the United States, France, Japan, Spain, Germany, Italy, Canada, and the UK The Company’s sales by geographic areas were as follows:

				% Change
	2004	2003	2002	2004 to 2003	2003 to 2002
	(dollars in millions)
United States	$10,613	$10,656	$9,450	—	13%
% of Total	55%	57%	58%
Europe, Middle East and Africa	5,470	4,985	4,041	10%	23%
% of Total	28%	27%	25%
Other Western Hemisphere	1,425	1,333	1,215	7%	10%
% of Total	7%	7%	8%
Pacific	1,872	1,679	1,502	11%	12%
% of Total	10%	9%	9%

Total	$19,380	$18,653	$16,208	4%	15%

Sales in the United States remained constant in 2004, with growth in prescription demand for key brands including PLAVIX*, AVAPRO*/AVALIDE*, and SUSTIVA, and newer products including ABILIFY*, REYATAZ, and ERBITUX*, offset by lower sales of other products as a result of exclusivity losses for MONOPRIL, PARAPLATIN, and the GLUCOPHAGE* franchise. In 2003, sales in the United States increased 13%, primarily due to increased sales of PLAVIX*, PRAVACHOL, ABILIFY*, GLUCOVANCE* and PARAPLATIN. These sales increases were partially offset by the continued impact of generic competition in the United States on GLUCOPHAGE* IR and TAXOL® and the result of loss of exclusivity and a label change indicating a potential serious side effect of SERZONE.

Sales in Europe, Middle East and Africa increased 10%, or decreased 1% excluding the impact from foreign exchange, as a result of sales decline of PRAVACHOL due to exclusivity loss in select markets, including Germany and the UK, and TAXOL®, where generic competition in a majority of the major European markets began in the second quarter of 2004. This decrease in sales was mostly offset by increased sales of PLAVIX* in Germany and Spain, AVAPRO*/AVALIDE* in Italy and Spain, and SUSTIVA in the majority of the major markets. In 2003, sales increased 23%, including a 16% increase from foreign exchange, as a result of sales growth of PRAVACHOL in France, TAXOL® in France, Germany, Spain and Italy, analgesics in France, PLAVIX* in Germany and Spain, AVAPRO*/AVALIDE* in Italy and SUSTIVA in Spain.

Sales in the Other Western Hemisphere countries increased 7%, including a 2% increase from foreign exchange, primarily due to increased sales of PLAVIX* and AVAPRO*/AVALIDE* in Canada. In 2003, sales increased 10%, including a 5% decrease from foreign exchange, primarily due to increased sales of PLAVIX* in Canada.

Pacific region sales increased 11%, including a 5% increase from foreign exchange in 2004, as a result of increased sales of TAXOL® and PARAPLATIN in Japan, and PLAVIX* and AVAPRO*/AVALIDE* in Australia. In 2003, sales increased 12%, including a 6% increase from foreign exchange, as a result of increased sales of TAXOL® in Japan and increased sales of ENFAGROW throughout the region.

Expenses

				% Change
	2004	2003	2002	2004 to 2003	2003 to 2002
	(dollars in millions)
Cost of products sold	$5,989	$5,406	$4,691	11%	15%
% of net sales	30.9%	29.0%	28.9%
Marketing, selling and administrative	$5,016	$4,620	$4,081	9%	13%
% of net sales	25.9%	24.8%	25.2%
Advertising and product promotion	$1,411	$1,415	$1,142	—	24%
% of net sales	7.3%	7.6%	7.0%
Research and development	$2,500	$2,279	$2,206	10%	3%
% of net sales	12.9%	12.2%	13.6%
Acquired in-process research and development	$63	$—	$169	—	(100)%
% of net sales	—	—	1.0%
Provision for restructuring and other items, net	$104	$26	$14	**	86%
% of net sales	0.5%	0.1%	0.1%
Litigation charges, net	$420	$199	$659	111%	(70)%
% of net sales	2.2%	1.1%	4.1%
Equity in net income of affiliates	$(273)	$(151)	$(80)	(81)%	(89)%
% of net sales	(1.4)%	(0.8)%	(0.5)%
Other expense, net	$52	$179	$229	(71)%	(22)%
% of net sales	0.3%	1.0%	1.4%
Total Expenses, net	$14,962	$13,973	$13,460	7%	4%
% of net sales	77.2%	74.9%	83.0%

**	Change is in excess of 200%

•	Cost of products sold, as a percentage of sales, increased over the last 2 years to 30.9% in 2004 compared with 29.0% in 2003 and 28.9% in 2002. The increase is primarily due to an increase in accelerated depreciation of $36 million to $100 million, a $75 million increase in product liability reserves and the unfavorable impact of U.S. Pharmaceutical sales mix due to the impact of generic competition in the U.S. for the GLUCOPHAGE* franchise and PARAPLATIN and launch of lower margin ERBITUX*, partially offset by sales growth of ABILIFY*, REYATAZ, and PLAVIX*. Cost of products sold also included $26 million of commercial litigation expense and $25 million of product liability insurance recovery. In 2003, cost of products sold included $53 million of accelerated depreciation of assets in manufacturing facilities in North America expected to be closed by the end of 2006 and a $14 million charge for asset impairment and other restructuring expenses. Cost of products sold in 2002 included a $15 million reversal of prior period reserves for inventory write-offs related to cancelled actions.

•	Marketing, selling and administrative expenses, as a percentage of sales, were 25.9% in 2004, 24.8% in 2003, and 25.2% in 2002. In 2004, marketing, selling and administrative expenses increased 9% to $5,016 million from 2003, primarily due to increased sales and marketing support for newer products, including additional sales representatives supporting ABILIFY*. In addition, the increase was also related to costs associated with the compliance with the Sarbanes-Oxley Act of 2002 and unfavorable foreign exchange driven by the strengthening of the euro. Marketing, selling and administrative expenses increased 13% to $4,620 million in 2003 from $4,081 million in 2002, primarily due to increased sales support for ABILIFY* and AVAPRO*/AVALIDE*, higher pension costs, higher charges related to system infrastructure, higher insurance premiums, and unfavorable foreign exchange impact, principally related to the Euro.

•	Advertising and product promotion expenditures remained constant at $1.4 billion as compared to 2003, with increased investments in ABILIFY*, REYATAZ and PLAVIX*, offset by lower spending on in-line and non-exclusive products. In 2003, advertising and promotion expenses increased 24% to $1,415 million from $1,142 million in 2002, primarily as a result of promotional support for the ABILIFY* and REYATAZ launches and PLAVIX* in the U.S., and additional support for in-line products and unfavorable foreign exchange impact in Europe.

•	The Company’s investment in research and development totaled $2,500 million in 2004, an increase of 10% over 2003 and an increase from 2003 of 3% over 2002, and as a percentage of sales were 12.9% in 2004 compared with 12.2% in 2003 and 13.6% in 2002. In 2004, the increase in research and development expenses was primarily due to higher spending on new development projects, including investments in late-stage development, including muraglitazar, a dual PPAR agonist for diabetes; abatacept for the potential treatment of rheumatoid arthritis; and entecavir for hepatitis B, and investments in the area of biologics, partially offset by Merck’s share of codevelopment costs related to muraglitazar. Research and development costs also included $58 million consisting primarily of upfront and milestone payments in 2004, $102 million of charges related to the upfront payments for licensing agreements in 2003 and $69 million of accelerated depreciation on research facilities in 2002. In 2004, research and development spending dedicated to pharmaceutical products increased to 14.8% of Pharmaceuticals sales compared with 14.2% in 2003 and decreased compared with 16.5% in 2002. The increase reflects the Company’s strategic focus on ten critical disease areas – affective (psychiatric) disorders, Alzheimer’s/dementia, atherosclerosis/thrombosis, diabetes, hepatitis, HIV/AIDS, obesity, oncology, rheumatoid arthritis and related diseases and solid organ transplant. The Company is focusing its research and development activities so that it can fully realize the value of its research and development pipeline. The new priorities include rebalancing drug discovery and development to increase support for the Company’s full late-stage development pipeline and closing unnecessary facilities. They also include devoting greater resources to ensuring successful near-term product launches and increasing the Company’s efforts on in-licensing opportunities.

•

In 2004, the $63 million charge for acquired in-process research and development was related to the purchase of Acordis, a UK-based company which is expected to strengthen the Company’s leadership position in wound therapeutics. In 2002, the charges related to acquired in-process research and development were $169 million, primarily related to milestone payments to ImClone Systems Incorporated (ImClone) for ERBITUX*. Of the $200 million milestone payment to ImClone, $160 million was expensed as acquired in-process research and development in the first quarter of 2002. The remaining $40 million was recorded as an additional equity investment to eliminate the income statement effect of the portion of the milestone payment for which the Company has an economic claim through its ownership interest in ImClone.

•	Restructuring programs have been implemented to downsize, realign and streamline operations in order to increase productivity, reduce operating expenses and to rationalize the Company’s manufacturing network, research facilities, and the sales and marketing organizations. Actions under the 2004 restructuring program are expected to be complete by 2006 while actions under the 2003 restructuring programs have been substantially completed, and actions under the 2002 restructuring programs were completed at December 31, 2004. As a result of these actions, the Company expects the future annual benefit to earnings from continuing operations before minority interest and income taxes to be approximately $186 million, $64 million and $150 million for the 2004, 2003 and 2002 programs, respectively. For additional information on restructuring, see “Item 8. Financial Statements—Note 3. Restructuring and Other Items.”

•	Litigation charges, net of settlement income, were $420 million in 2004, compared to $199 million in 2003 and $659 million in 2002. The $420 million in 2004 consisted of $336 million related to private litigation and governmental investigations related to wholesaler inventory issues and accounting matters, $50 million related to the Platinol litigation settlement and $34 million related to pharmaceutical pricing and sales practices. In 2003, the Company established reserves for liabilities in the total amount of $250 million, comprised of $150 million in relation to wholesaler inventory issues and certain other accounting matters, and $100 million in relation to pharmaceutical pricing and sales and marketing practices. In addition, the Company recorded charges of $31 million for other litigation matters and recognized income of $82 million. The $82 million income consists primarily of $30 million of income for patent defense cost reimbursement, $27 million in litigation settlement income and $21 million from the settlement of anti-trust litigation involving vitamin manufacturers. The 2002 charges of $659 million primarily related to BUSPAR and TAXOL® settlements. For additional information on litigation, see “Item 8. Financial Statements—Note 21. Legal Proceedings and Contingencies.”

•	Equity in net income of affiliates for 2004 was $273 million, compared with $151 million and $80 million in 2003 and 2002, respectively. Equity in net income of affiliates principally related to the Company’s joint venture with Sanofi and investment in ImClone. In 2004 and 2003, the increases in equity in net income of affiliates primarily reflects higher net income in the Sanofi joint venture. For additional information on equity in net income of affiliates, see “Item 8. Financial Statements—Note 2. Alliances and Investments.”

•	Other expenses, net of income were $52 million, $179 million and $229 million in 2004, 2003 and 2002, respectively. Other expenses include net interest expense, foreign exchange gains and losses, income from third-party contract manufacturing, royalty income, and gains and losses on disposal of property, plant and equipment. The favorability in 2004 was primarily due to higher income from third-party contract manufacturing, lower net interest expense and lower net foreign exchange losses. The decrease in expenses in 2003 from 2002 was primarily due to net gains from interest rate swaps.

During the years ended December 31, 2004, 2003 and 2002, the Company recorded several items that affected the comparability of results of the periods presented herein, which are set forth in the following table. For a discussion of these items, see “Item 8. Financial Statements—Note 2. Alliances and Investments,” “—Note 3. Restructuring and Other Items,” “—Note 4. Acquisitions and Divestitures” and “—Note 5. Discontinued Operations.”

Year ended December 31, 2004

	Cost of products sold	Research and development	Acquired in- process research and development	Gain on sale of business	Provision for restructuring and other items, net	Litigation settlement expense / (income)	Other expense, net	Total
Litigation Matters:	(dollars in millions)
Private litigation and governmental investigations (a)	$—	$—	$—	$—	$—	$336	$—	$336
Product liability	75	—	—	—	—	—	11	86
Pharmaceutical pricing and sales litigation (b)	—	—	—	—	—	34	—	34
Commercial litigation	26	—	—	—	—	—	—	26
Anti-trust litigation	—	—	—	—	—	50	—	50
Product liability insurance recovery	(25)	—	—	—	—	—	—	(25)

	76	—	—	—	—	420	11	507
Other:
Gain on sale of Adult Nutritional business	—	—	—	(320)	—	—	—	(320)
Accelerated depreciation	100	3	—	—	—	—	4	107
Downsizing and streamlining of worldwide operations	1	—	—	—	104	—	—	105
Upfront and milestone payments	—	55	—	—	—	—	—	55
Acordis IPR&D write-off	—	—	63	—	—	—	—	63

	$177	$58	$63	$(320)	$104	$420	$15	517

Income taxes on items above								(130)
Deferred taxes in anticipation of repatriation of foreign earnings								575
Other tax adjustments								10

Reduction to Net Earnings from Continuing Operations								$972

(a)	relates to wholesaler inventory and accounting matters consisting of $16 million of reserves recorded in the fourth quarter and $320 million disclosed by the Company in the second quarter of 2004. These amounts are incremental to the $150 million recorded last year, bringing the total reserve to $486 million.

(b)	incremental to the $100 million reserve recorded by the Company last year, bringing the total reserve to $134 million.

Year ended December 31, 2003

	Cost of products sold	Research and development	Provision for restructuring and other items, net	Litigation settlement expense / (income)	Total
	(dollars in millions)
Litigation Matters:
Private litigation and governmental investigations	$—	$—	$—	$150	$150
Product liability	—	—	—	15	15
Pharmaceutical pricing and sales litigation	—	—	—	100	100
Litigation settlement income	—	—	—	(66)	(66)

	—	—	—	199	199

Other:
Upfront payments for licensing agreements	—	102	—	—	102
Accelerated depreciation and asset impairment charges	64	—	—	—	64
Termination benefits and other exit costs	—	—	53	—	53
Relocation and retention	3	—	13	—	16
Change in estimates	—	—	(40)	—	(40)

	$67	$102	$26	$199	394

Income taxes on items above					(36)

Reduction to Net Earnings from Continuing Operations					$358

Year ended December 31, 2002

	Cost of products sold	Research and development	Acquired in- process research and development	Provision for restructuring and other items, net	Litigation settlement expense / (income)	Asset Impairment	Other expense/ (income)	Total
	(dollars in millions)
Litigation Matters:
Anti-Trust Litigation	$—	$—	$—	$—	$635	$—	$—	$635
Commercial Litigation	—	—	—	—	18	—	—	18
Other Litigation	—	—	—	—	6	—	—	16

	—	—	—	—	659	—	—	659

Other:
Sale of Product rights	—	—	—	—	—	—	(30)	(30)
Termination benefits and other exit costs	(15)	69	—	14	—	—	—	68
Acquired in-Process research and development	—	—	169	—	—	—	—	169
Asset Impairment charge	—	—	—	—	—	379	—	379

	$(15)	$69	$169	$14	$659	$379	$(30)	1,245

Income taxes on items above								(472)

Settlement of prior year tax matters								(261)

Reduction to Net Earnings from Continuing Operations								$512

Earnings

	Earnings From Continuing Operations Before Minority Interest and Income Taxes			% Change
	2004	2003	2002	2004 to 2003	2003 to 2002
	(dollars in millions)
Pharmaceuticals	$4,257	$4,369	$3,187	(3)%	37%
Nutritionals	586	542	486	8%	12%
Other Healthcare	573	408	427	40%	(4)%

Total segments	5,416	5,319	4,100	2%	30%
Corporate/Other	(998)	(639)	(1,352)	(56)%	53%

Total	$4,418	$4,680	$2,748	(6)%	70%

In 2004, earnings from continuing operations before minority interest and income taxes decreased 6% to $4,418 million from $4,680 million in 2003. Contributing to the decrease in 2004 were increases in costs of products sold as a result of a change in product mix, products losing exclusivity, increased investment in research and development, and income and expenses that affected the comparability of results as discussed above, partially offset by higher international sales. Net earnings from continuing operations decreased 23% in 2004 to $2,378 million from $3,097 million in 2003. In 2004, basic earnings per share from continuing operations decreased 23% to $1.23 from $1.60 in 2003, while diluted earnings per share from continuing operations decreased 24% to $1.21 from $1.59 in 2003.

In 2003, earnings from continuing operations before minority interest and income taxes increased 70% to $4,680 million from $2,748 million in 2002. The increase was primarily a result of increased sales and charges of $1,207 million recorded in 2002 for litigation settlements, asset impairments and write-offs for in-process research and development. This increase was partially offset by increased investment in advertising and promotion, and in marketing, selling and administrative expenses. Earnings from continuing operations increased 50% in 2003 to $3,097 million from $2,059 million in 2002. In 2003, basic and diluted earnings per share from continuing operations increased 50% each to $1.60 and $1.59, respectively, from $1.07 and $1.06 in 2002, respectively.

The effective income tax rate on earnings from continuing operations before minority interest and income taxes was 34.4% in 2004 compared with 25.8% in 2003 and 14.0% in 2002. The higher effective tax rate in 2004 is attributable primarily to a $575 million charge for estimated deferred taxes taken in the fourth quarter in anticipation of repatriating in 2005 approximately $9 billion in special dividends from the Company’s non-U.S. subsidiaries, pursuant to the American Jobs Creation Act of 2004, an increase in estimates for contingent tax matters in 2004 compared to 2003, and a charge related to the establishment of a valuation allowance against certain charitable contribution carryforwards. This increase was partially offset by the favorable resolution of certain tax refund claims, increased foreign tax credits, and in 2003, the effect of certain litigation reserves as non-deductible in 2003. The Company’s estimate of the tax cost related to the dividend repatriation at December 31, 2004 was based on tax laws then in effect. The estimate may be revised as a result of additional guidance or clarifying language that may be issued by Congress and/or the Department of the Treasury, or any changes in the Company’s factual assumptions that may occur. The increase in the 2003 effective tax rate over the 2002 effective tax rate was primarily due to the decrease in effective tax rate benefit from operations in Ireland, Puerto Rico and Switzerland, the treatment of provisions for certain litigation reserves as non-deductible, and an increase in estimates for contingent tax matters in 2003 compared to 2002. The Company has recorded valuation allowances for certain state net deferred tax assets, state net operating loss and tax credit carryforwards, foreign net operating loss and tax credit carryforwards, and charitable contribution carryforwards. The Company currently believes that the state net deferred tax assets, state net operating loss and tax credit carryforwards, foreign net operating loss and tax credit carryforwards, and charitable contribution carryforwards for which valuation allowances have been provided, more likely than not, will not be realized in the future.

Pharmaceutical

Earnings before minority interest and income taxes of $4,257 million in 2004 decreased from $4,369 million in 2003 primarily driven by gross margin erosion due to generic competition and product mix, additional sales representatives supporting ABILIFY*, increased spending on research and development, higher non-clinical grants and litigation settlement income in 2003, partially offset by higher sales. Earnings before minority interest and income taxes in 2002 were $3,187 million. The increase in 2003 from 2002 was primarily due to increased sales, partially offset by increased advertising and product spending on new and existing in-line products.

Nutritional

Earnings before minority interest and income taxes increased to $586 million in 2004 from $542 million in 2003. This increase is primarily due to increased global infant formula sales, a price increase in the infant formula line, favorable manufacturing variances and tight operating expense management. In 2003, earnings before minority interest and income taxes in the Nutritionals segment increased from $486 million in 2002 as a result of increased sales of ENFAMIL.

Other Healthcare

Earnings before minority interest and income taxes in the Other Healthcare segment increased to $573 million in 2004 from $408 million in 2003, primarily due to sales growth in the ConvaTec and Medical Imaging businesses, in addition to favorable pricing and product mix. In 2003, earnings before minority interest and income taxes in this segment decreased from $427 million in 2002, primarily as a result of unfavorable product mix and inventory write-offs for EXCEDRIN QUICKTABS in the Consumer Medicines business.

Discontinued Operations

In December 2004, the Company committed to a plan to sell OTN and entered into a definitive sale agreement with One Equity Partners LLC. OTN was formerly reported as a distinct operating segment. The transaction is expected to be completed in the first half of 2005. The sale price will be equal to $210 million, plus certain price adjustments based on OTN’s excess of current assets over current liabilities on the closing date. The sale will result in a pre-tax gain of $40 to $50 million, subject to certain price adjustments and other post-closing matters. The gain from the sale of OTN will be recognized on the closing date. For further discussions of OTN, see “Item 8. Financial Statements-Note 5. Discontinued Operations.”

The following amounts related to the OTN business have been segregated from continuing operations and are reflected as discontinued operations for all periods presented:

	Year ended December 31,
	2004	2003	2002
	(dollars in millions)
Net sales	$2,506	$2,241	$1,898
Earnings before income taxes	15	14	13
Net earnings from discontinued operations	10	9	8

The net earnings from discontinued operations of $40 million reflected in the 2002 statement of earnings primarily reflects a reduction of $32 million in the tax contingency reserve related to the spin-off of Zimmer Holdings, Inc. in 2001.

Developments

In January 2005, the Company announced that it intends to divest its U.S. and Canadian Consumer Medicines business. The Company’s primary consumer medicine brands in the U.S. and Canada are EXCEDRIN, KERI, CHOICE and COMTREX. For the year ended December 31, 2004, sales of consumer medicines brands in the U.S. and Canada totaled approximately $270 million. The Company’s consumer medicines businesses in Japan, Asia Pacific, Latin America, Europe, Middle East and Africa are not included in this divestiture.

In December 2004, the Company provided an update on the rolling BLA for abatacept submitted under the provisions of FDA’s Continuous Marketing Application, Pilot 1. Abatacept is an investigational biologic drug for the treatment of rheumatoid arthritis and its development program was granted Fast Track status by the FDA. Complete Non-Clinical and Clinical sections of the BLA have already been submitted to the FDA and the remaining section is expected to be submitted early this year.

In December 2004, the Company and Somerset Pharmaceuticals, Inc. (Somerset), a joint venture between Mylan Laboratories Inc. and Watson Pharmaceuticals, Inc., entered into an agreement for the commercialization and distribution of Somerset’s EMSAM® (selegiline transdermal system), an investigational monoamine oxidase inhibitor administered as a transdermal patch for the acute and maintenance treatment of patients with major depressive disorder. Somerset received an “Approvable” letter from the FDA for EMSAM® in February 2004, and if approved by the FDA, EMSAM® would be the first transdermal treatment for major depressive disorder.

In December 2004, the Company and Corgentech Inc. announced top-line results from the first of two Phase 3 clinical trials for edifoligide (E2F Decoy). In a trial involving patients undergoing peripheral artery vein grafts, the primary and secondary endpoints failed to show a benefit in the edifoligide-treated group compared to the placebo group as defined as the rate of vein graft failure over the 12 months following surgery. Edifoligide is an investigational product to prevent vein graft failure in the coronary and peripheral arteries.

In December 2004, the Company and Gilead Sciences, Inc. (Gilead) entered into a joint venture to develop and commercialize a fixed-dose combination of the Company’s SUSTIVA and Gilead’s TRUVADA* (emtricitabine and tenofovir disoproxil fumarate) in the United States. If approved, the new product would be the first complete Highly Active Antiretroviral Therapy (HAART) treatment regimen for HIV available in a fixed-dose combination taken once daily.

In November 2004, the Company and Medarex, Inc. (Medarex) entered into a worldwide collaboration to develop and commercialize MDX-010, a fully human antibody investigational product targeting the CTLA-4 receptor. MDX-010 was developed by Medarex and is currently in Phase III clinical development for the treatment of metastatic melanoma. The collaboration agreement became effective in January 2005, at which time the Company made a cash payment of $25 million to Medarex which was expensed as research and development, and an additional $25 million equity investment in Medarex.

In September 2004, the Company completed the submission of a NDA to the FDA for entecavir, an investigational antiviral agent under development for the treatment of chronic Hepatitis B. In addition, the FDA granted the Company a priority review for entecavir. The Company also submitted a marketing authorization application for entecavir to the European Medicines Evaluation Agency.

In August 2004, the FDA approved the Company’s supplemental New Drug Application (sNDA) to include new long-term virologic and clinical data from BMS Study 006 in its prescribing information related to SUSTIVA (efavirenz). The new data demonstrate the long-term durability of virologic response in people living with HIV-1 who are naive to protease inhibitors, lamivudine (3TC) and non-nucleoside reverse transriptase inhibitors (NNRTI) through more than three years of treatment on a combination regimen containing SUSTIVA.

In July 2004, the FDA approved the Company’s sNDA to include new scientific data and dosing in its package insert or labeling related to REYATAZ. With the sNDA, the REYATAZ labeling now includes data indicating that combination HIV treatments containing REYATAZ/ritonavir and Kaletra (lopinavir/ritonavir; Abbott Laboratories, Inc.) were similar for the primary efficacy outcome measurement of time-averaged difference in change from baseline in HIV RNA level in HIV-infected patients previously taking anti-HIV medicines.

In June 2004, the Company and Otsuka announced that the European Commission granted marketing authorization for ABILIFY*, an antipsychotic medication, for the treatment of schizophrenia. Otsuka Pharmaceutical Europe Ltd., Otsuka’s European holding company, holds the marketing authorization for ABILIFY* in Europe. The Company and Otsuka currently copromote ABILIFY* in the United Kingdom and Germany, and will also copromote it in France and Spain. In addition, the Company also has an exclusive right to sell ABILIFY* in a number of other countries in Europe. In the U.S., the FDA approved ABILIFY* for the treatment of acute bipolar mania in September 2004, and in December 2004, the Company and Otsuka received approval from the FDA for an oral solution formulation of ABILIFY*. The oral solution became available in U.S. pharmacies in February 2005.

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

In April 2004, the Company entered into a collaboration agreement with Merck for worldwide codevelopment and copromotion for muraglitazar, the Company’s dual PPAR (peroxisome proliferator activated receptor) agonist, currently in Phase III clinical development for use in treating Type 2 diabetes. An NDA for muraglitazar was submitted to the FDA in December 2004 for U.S. regulatory approval. Under the terms of the agreement, the Company received a $100 million upfront payment in May 2004, and received an additional $55 million milestone payment in January 2005 for the filing of the NDA. The Company is entitled to receive $220 million in additional payments upon achievement of certain regulatory milestones. The Company and Merck will jointly develop the clinical and marketing strategy for muraglitazar, share equally in future development and commercialization costs and copromote the product to physicians on a global basis, with Merck to receive payments based on net sales levels.

In April 2004, the Company and Pierre Fabre Medicament S.A. (Pierre Fabre), entered into an agreement to develop and commercialize JAVLOR** (vinflunine), a novel investigational anti-cancer agent. JAVLOR* is currently in Phase III clinical trials in Europe for the treatment of bladder and non-small cell lung cancer, and Phase II clinical trials in breast and ovarian cancer. Under the terms of the agreement, the Company received an exclusive license to JAVLOR* in the United States, Canada, Japan, Korea, and select Southeast Asian markets. Pierre Fabre will be responsible for the development and marketing of JAVLOR* in all other countries, including Europe. Under the agreement, the Company made and expensed upfront and milestone payments of $35 million in 2004, with the potential for an additional $175 million in milestone payments over time.

In April 2004, the Company announced the completion of the acquisition of Acordis for $158 million. Acordis is a privately held company based in the U.K. that licenses patent rights and supplies materials to ConvaTec for its Wound Therapeutics line. The acquired business was incorporated as part of the Company’s ConvaTec division. This acquisition will enable ConvaTec to strengthen its position in the field of wound care management and continue to provide new treatment options for patients with acute or chronic wound care needs. See “Item 1. Financial Statements—Note 4. Acquisitions and Divestitures.”

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

In February 2004, the FDA approved the BLA for ERBITUX*, the anticancer agent that the Company is developing in partnership with ImClone. ERBITUX* Injection is for use in combination with irinotecan in the treatment of patients with Epidermal

Growth Factor Receptor (EGFR)-expressing, metastatic colorectal cancer who are refractory to irinotecan-based chemotherapy and for use as a single agent in the treatment of patients with EGFR-expressing, metastatic colorectal cancer who are intolerant to irinotecan-based chemotherapy. In accordance with the agreement, the Company paid ImClone $250 million in March 2004 as a milestone payment for the approval of ERBITUX* by the FDA. The FDA also approved ImClone’s Chemistry, Manufacturing and Controls supplemental BLA for licensure of its BB36 manufacturing facility for ERBITUX* in June 2004.

Financial Position, Liquidity and Capital Resources

Cash, cash equivalents and marketable securities totaled approximately $7.5 billion at December 31, 2004, compared with $5.6 billion at December 31, 2003. The Company continues to maintain a high level of working capital, which was $5.0 billion at December 31, 2004, increasing from $4.5 billion at December 31, 2003. In 2005, the Company expects cash generated by its U.S. operations, together with borrowings from the capital markets, to sufficiently cover cash needs for working capital, capital expenditures, milestone payments and dividends paid in the United States. Cash and cash equivalents, marketable securities, the conversion of other working-capital items and borrowings are expected to fund near-term operations.

As of December 31, 2004, the Company had approximately $16.9 billion of undistributed earnings of foreign subsidiaries. The Company accrued a provision for $575 million of estimated deferred taxes in the fourth quarter of 2004 which is expected to be paid in 2005, in anticipation of repatriating approximately $9 billion of the undistributed earnings in 2005 pursuant to the American Jobs Creation Act of 2004 (AJCA). Taxes were not provided on the balance of undistributed earnings of approximately $7.9 billion, as the Company has invested or expects to invest these undistributed earnings permanently offshore. If in the future these earnings are repatriated to the United States, or if the Company determines such earnings will be remitted in the foreseeable future, additional tax provisions would be required. Due to complexities in the tax laws and the assumptions that would have to be made, it is not practicable to estimate the amounts of income taxes that would have to be provided.

The AJCA, which President Bush signed into law on October 22, 2004, provides for a temporary 85 percent dividends received deduction for certain cash distributions of the earnings of foreign subsidiaries. The deduction would result in a federal tax rate of approximately 5.25% on the repatriated earnings (assuming a marginal federal tax rate of 35% on those earnings). To qualify for the deduction, the repatriated earnings must be reinvested in the United States pursuant to a domestic reinvestment plan approved by a company’s chief executive officer and subsequently by its board of directors. In January 2005, the Department of Treasury issued guidelines for permitted investments under the plan. The Company expects to meet the requirements and criteria to qualify for the deduction. However, several provisions in the AJCA require further clarification which may be addressed in the coming months by the Treasury or Congress. The Company’s estimate of the tax cost related to the repatriation at December 31, 2004 was based on tax laws then in effect. To the extent the tax laws and guidance changes, the estimate will be revised. The Company’s estimate may also be revised as a result of any changes in the Company’s factual assumptions that may occur.

Cash and cash equivalents at December 31, 2004 primarily consisted of U.S. dollar denominated bank deposits with an original maturity of three months or less. Marketable securities at December 31, 2004 primarily consisted of U.S. dollar denominated floating rate instruments with a ‘AAA/aaa’ credit rating. Due to the nature of these instruments, the Company considers it reasonable to expect that their fair market values will not be significantly impacted by a change in interest rates, and that they can be liquidated for cash at short notice. The average interest yield on cash and cash equivalents was 2.3% and 1.2% at December 31, 2004 and 2003, respectively, while interest yields on marketable securities averaged 2.5% and 1.3%, respectively.

Long-term debt at December 31, 2004 was denominated primarily in U.S. dollars but also included Japanese yen debt of $187 million. Long-term debt remained constant at $8.5 billion at December 31, 2004 and 2003. A majority of the Company’s debt is fixed rate. The Company, however, has entered into fixed to floating interest rate swaps for $6.2 billion of its long-term debt. Interest expense, net of interest swap gains, was $310 million, $277 million, and $364 million, in 2004, 2003 and 2002, respectively. The increase in interest expense in 2004 over 2003 was primarily due to increased short-term borrowings and higher interest rates; the decrease in 2003 over 2002 was driven by the net gains from interest rate swaps. U.S. commercial paper outstanding at December 31, 2004 was $1.6 billion with an average interest rate of 2.3%. There was no U.S. commercial paper outstanding at December 31, 2003. The average interest rate for the year ended December 31, 2004 and 2003, on international short-term borrowings were 9.3% and 8.0%, respectively, and on current installments of long-term debt were 2.8% and 1.3%, respectively.

In December 2004, the Company replaced its prior $1 billion revolving credit facilities with a new $2 billion five year revolving credit facility from a syndicate of lenders, which is extendable on the anniversary date with the consent of the lenders. The availability of the facility is subject to the Company’s ability at the time of borrowing to meet certain conditions, including a financial covenant in which net debt to capital cannot exceed 50%. This facility does not contain a material adverse change representation in the Company’s business as a condition to borrowing. As of December 31, 2004, the Company had a ratio of consolidated net debt to consolidated capital of 14%, and has been in compliance with this covenant since the inception of the facility. Changes in public credit ratings will not affect the availability of the credit facility. There were no borrowings outstanding under the revolving credit facilities at December 31, 2004 and 2003. The Company also had unused short-term lines of credit with foreign banks of $158 million and $363 million at December 31, 2004 and 2003, respectively.

In April 2003, Moody’s Investors Service (Moody’s) lowered the Company’s long-term credit rating from Aa2 to A1 and in March 2003, affirmed the Prime-1 short-term credit rating for the Company. In July 2003, Standard & Poor’s (S&P) lowered its long-term credit rating on the Company from AA to AA- and affirmed its A-1+ short-term rating. In March 2004, S&P placed both long-term and short-term ratings of the Company on watch with negative implications. In August 2004, S&P downgraded the short-term credit rating for the Company to A1 and the long-term credit rating of the Company to A+. Both Moody’s and S&P’s long-term credit rating remains on negative outlook.

The following is a discussion of working capital and cash flow activities:

	2004	2003	2002
	(dollars in millions)
Working capital	$4,958	$4,536	$1,573
Cash flow from:
Operating activities	3,176	3,512	945
Investing activities	(1,622)	(2,419)	(2,030)
Financing activities	(463)	(1,031)	(1,033)

•	The increase in working capital of $422 million from 2003 was primarily due to: increased receivables resulting from higher sales and higher foreign withholding taxes expected to be refunded; higher inventories resulting from new product introductions and higher demand for existing key brands; partially offset by higher accounts payable due to higher purchasing activities in 2004; and higher accrued expenses, rebates and returns mainly due to increases in royalties, higher unrealized losses from derivatives and Medicaid rebates.

•	Net cash provided by operating activities was $3.2 billion in 2004, $3.5 billion in 2003 and $0.9 billion in 2002. The decrease in net cash provided by operating activities for 2004 is mainly attributable to lower earnings and higher usage of working capital. The significant changes in operating assets and liabilities between 2004 and 2003 are: a $260 million increase in inventory primarily due to the introduction of new products including REYATAZ and ERBITUX* and higher demand for key brands including PLAVIX*, AVAPRO*/AVALIDE* and SUSTIVA; a $350 million decrease in deferred revenue on consigned inventory due to the workdown of the consignment inventory in 2003; and a $146 million decrease in accounts payable and accrued expenses including advertising and promotion, deferred revenue for ABILIFY* and milestone payments. The increase in 2003 over 2002 was primarily due to income tax payment in 2002 related to the gain arising from the sale of the Clairol business, increase in earnings, higher rate of decrease in deferred revenue on consigned inventory due to the workdown of the consignment inventory, higher accounts payable and accrued expenses, partially offset by reduction in accounts receivable and increased litigation settlement payments.

•	Net cash used in investing activities was $1.6 billion in 2004 compared to $2.4 billion in 2003 and $2.0 billion in 2002. The decrease in net cash used in investing activities is mainly attributable to $364 million cash proceeds from the sale of the Company’s Adult Nutritional business, lower purchases in marketable securities and $261 million of lower capital spending, partially offset by a milestone payment of $250 million to ImClone, $150 million payment for the Acordis acquisition and increased purchases of trademarks, patents and licenses.

•	Net cash used in financing activities was $0.5 billion in 2004, and $1.0 billion in both 2003 and 2002. The decrease in 2004 from 2003 was mainly attributable to an increase in short-term borrowings in 2004 partially offset by the proceeds received from the issuance of convertible debt in 2003.

Cash provided from operations and borrowings were primarily used over the past three years to pay dividends of $6.5 billion. The Company has also invested $2.7 billion over the past three years in capital expansion to improve plant efficiency and maintain superior research facilities.

During 2004 and 2003, the Company did not repurchase any of its common stock. The Company repurchased 5 million shares of common stock at a cost of $164 million in 2002, bringing the total shares acquired since the share repurchase program’s inception to 372 million shares. The share repurchase program authorizes the Company to purchase common stock from time to time in the open market or through private transactions as market conditions permit. This program is intended to reduce the increase in shares outstanding from option exercises and to obtain shares for general corporate purposes.

Dividends declared per common share were $1.12 for each of 2004, 2003, and 2002. In December 2004, the Company declared a quarterly dividend of $.28 per common share and indicated a dividend for the full year 2005 of $1.12 per share. Dividend decisions are made on a quarterly basis by the Board of Directors.

The Company’s financial condition and liquidity could be affected by obligations to make milestone or other one-time payments and by the outcome of pending litigations and investigations, including the challenge to the PLAVIX* patent. For more information, see “Item 1. Business—Strategic Alliances and Arrangements,” “Item 8. Financial Statements—Note 2. Alliances and Investments” and “—Note 21. Legal Proceedings and Contingencies.”

Contractual Obligations

Payments due by period for the Company’s contractual obligations at December 31, 2004, are as follows:

	Obligations Expiring by Period
	Total	2005	2006	2007	2008	2009	Later Years
	(dollars in millions)
Short-term borrowings	$1,883	$1,883	$—	$—	$—	$—	$—
Long-term debt(1)	8,463	—	2,512	2	1,735	1	4,213
Operating leases	485	123	99	78	65	62	58
Purchase obligations	1,237	364	230	185	129	115	214
Stand-by letters of credit	61	61	—	—	—	—	—
Other liabilities	1,300	191	241	209	199	198	262

Total	$13,429	$2,622	$3,082	$474	$2,128	$376	$4,747

(1)	2005 long-term debt obligations are included in short-term borrowings on the Company’s consolidated balance sheet at December 31, 2004 and all balances represent the outstanding nominal long-term debt values. The contractual obligations table above excludes interest payment obligations.

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

For a discussion of contractual obligations, reference is made to “Item 8. Financial Statements—Note 15. Short-Term Borrowings and Long-Term Debt,” “—Note 17. Financial Instruments,” “—Note 19. Leases” and “—Note 20. Pension and Other Postretirement Benefit Plans.”

Restatement of Previously Issued Financial Statements

As previously disclosed, the Company experienced a substantial buildup of wholesaler inventories in its U.S. pharmaceuticals business in 2000 and 2001. This buildup was primarily due to sales incentives offered by the Company to its wholesalers. These incentives were generally offered towards the end of a quarter in order to incentivize wholesalers to purchase products in an amount sufficient to meet the Company’s quarterly sales projections established by the Company’s senior management. In April 2002, the Company disclosed this substantial buildup, and developed and subsequently undertook a plan to work down in an orderly fashion these wholesaler inventory levels by reducing the amount of sales made by the Company to wholesalers relative to the amount of sales made by wholesalers to customers, thereby reducing the inventories of the Company’s products held by wholesalers.

In October 2002, based on further review and consideration of the previously disclosed buildup of wholesaler inventories in the Company’s U.S. pharmaceuticals business and the incentives offered to certain wholesalers, and on advice from PricewaterhouseCoopers LLP (PwC), an independent registered public accounting firm, the Company determined that it was required to restate its sales and earnings to correct errors in timing of revenue recognition for certain sales made to the two largest wholesalers of the U.S. pharmaceuticals business. The Company determined that these sales should be accounted for under the consignment model, based, in part, on the relationship between the amount and nature of incentives offered to these wholesalers and the amount of inventory held by these wholesalers.

Following that determination, the Company also determined that it would correct its historical accounting policies to conform the accounting to GAAP and known errors made in the application of GAAP that were previously not recorded because in each such case the Company believed the amount of any such error was not material to the Company’s consolidated financial statements. In addition, as part of the restatement process, the Company investigated its accounting practices in areas that involved significant judgment and determined to restate additional items with respect to which the Company concluded errors were made in the application of GAAP, including revisions of inappropriate accounting.

In March 2003, the Company completed the restatement of its financial statements for these items and restated its financial statements for the three years ended December 31, 2001 (2002 Restatement).

After completing the 2002 Restatement, the Company continued to identify and implement actions to improve the effectiveness of its disclosure controls and procedures and internal controls over financial reporting. In connection with this effort, the Company (i) has substantially strengthened the organization and personnel of the senior financial and control functions, (ii) adopted more rigorous policies and procedures with respect to its balance sheet review process, (iii) focused its internal audit function on financial reporting controls, (iv) engaged a consultant to assist in the evaluation and documentation of certain financial reporting and disclosure processes throughout the Company, in particular with respect to designing standard operating procedures and implementing tools to ensure that disclosure issues are effectively identified, managed and controlled globally and (v) engaged a consultant to assist the Company’s personnel to conduct a comprehensive and detailed review of certain of the Company’s tax reporting and accounting, in particular with respect to developing more effective processes for establishing and monitoring deferred income taxes, valuation allowances and the Company’s annual effective tax rate. In addition, at the request of the Company’s Audit Committee, an independent registered public accounting firm performed more extensive procedures with respect to the Company’s interim financial information during 2003 and, based on the auditors’ assessment of the Company’s risk profile, expanded the scope and amount of field work to be performed for certain areas in connection with its audit of the Company for 2003. These actions contributed significantly to the Company identifying additional errors relating to prior periods not reflected in the 2002 Restatement. In March 2004, the Company corrected these errors by restating its financial statements for the two years ended December 31, 2002.

SEC Consent Order

As previously disclosed, on August 4, 2004, the Company entered into a final settlement with the SEC, concluding an investigation concerning certain wholesaler inventory and accounting matters. The settlement was reached through a Consent, a copy of which was attached as Exhibit 10s to the Company’s quarterly report on Form 10-Q for the period ended September 30, 2004. In the Consent, the Company agreed, without admitting or denying any liability, not to violate certain provisions of the securities laws. The Company also agreed to establish a $150 million fund for a class of shareholders to be distributed under the court’s supervision. The $150 million fund, which included a $100 million civil penalty, will be distributed to certain Company shareholders under a plan of distribution established by the SEC.

Under the terms of the Consent, the Company has agreed, subject to certain defined exceptions, to limit sales of all products sold to its direct customers (including wholesalers, distributors, hospitals, retail outlets, pharmacies and government purchasers) based on expected demand or on amounts that do not exceed approximately one month of inventory on hand, without making a timely public disclosure of any change in practice. The Company has established a company-wide policy to limit its sales to direct customers for the purpose of complying with the Consent. This policy includes the adoption of various procedures to monitor and limit sales to direct customers in accordance with the terms of the Consent. These procedures include a governance process to escalate to appropriate management levels any potential questions or concerns regarding compliance with the policy and timely resolution of such questions or concerns. In addition, compliance with the policy will be monitored on a regular basis.

The Company maintains inventory management agreements (IMAs) with most of its U.S. pharmaceutical wholesalers which account for nearly 100% of total gross sales of U.S. pharmaceuticals products. Under the current terms of the IMAs, these wholesalers provide the Company with information about the inventory levels of product on hand and the amount of out-movement of products. The information received from these wholesalers is a product of their own record-keeping process and excludes inventory held by intermediaries to whom they sell, such as retailers and hospitals. The Company determines the outmovement of a product over a period of one-month by using the most recent prior four weeks of out-movement of a product as provided by these wholesalers. The Company also determines the months on hand estimates for its U.S Pharmaceuticals business by using such factors as historical sales made to those wholesalers and from third party market research data related to prescription trends and patient demand.

In contrast, for the Company’s pharmaceuticals business outside of the United States, nutritionals and other healthcare business units around the world, the Company has significantly more direct customers, limited information on direct customer product level inventory and corresponding out movement information and the reliability of third party demand information, where available, varies widely. Accordingly, the Company relies on a variety of methods to estimate direct customer product level inventory and to calculate months on hand for these business units. The Company expects to complete its analysis of direct customer inventory levels in these businesses in the first quarter of 2005 and will provide additional disclosure of information with respect to direct customer inventory levels. The Company has and will continue to enhance its methods to estimate direct customer product level inventory and months on hand for these business units, taking into account the complexities described above.

The Company will continue to disclose for each of its key pharmaceutical products sold by the U.S. Pharmaceutical business the amount of net sales and the estimated number of months on hand in the U.S. wholesaler distribution channel as of the end of the immediately preceding quarter and as of the end of the applicable quarter in its quarterly and annual reports on Forms 10-Q and 10-K. For all other business units, the Company expects to disclose on a quarterly basis the key product level inventories. The information required to estimate months on hand in the direct customer distribution for the non-U.S. Pharmaceuticals business is not available prior to the time the Company is required to file quarterly reports on Form 10-Q. Accordingly, the Company expects to disclose this information on its website approximately 60 days after the end of each quarter. In addition to the foregoing quarterly disclosure, the Company will include all the foregoing information for all business units for each quarter in its Annual Report on Form 10-K.

The Company believes the above-described procedures provide a reasonable basis to ensure compliance with the Consent Order and provides sufficient information to comply with disclosure requirements.

The Company has agreed in the Consent to certain measures that it has implemented or will implement including: (a) establishing a formal review and certification process of its annual and quarterly reports filed with the SEC; (b) establishing a business risk and disclosure group; (c) retaining an outside consultant to comprehensively study and help re-engineer the Company’s accounting and financial reporting processes (d) publicly disclosing any sales incentives offered to direct customers for the purpose of inducing them to purchase products in excess of expected demand; and (e) ensuring that the Company’s budget process gives appropriate weight to inputs that come from the bottom to the top, and not just those that come from the top to the bottom, and adequately documenting that process.

The Company also agreed in the Consent to retain an “Independent Adviser” through the date that the Company’s Form 10-K for the year ended 2005 is filed with the SEC. The Consent defines certain powers and responsibilities of the Independent Adviser. The Consent includes a process for the Independent Adviser to make recommendations regarding the Company’s compliance with applicable federal securities laws and corporate obligations. The Company has agreed in the Consent to adopt the Independent Adviser’s recommendations regarding compliance with applicable federal securities laws and corporate obligations.

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

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (FASB) issued a revised Statement of Financial Accounting Standards (SFAS) No. 123 (SFAS No. 123R), Share-Based Payment. This standard eliminates the ability to account for share-based compensation transactions using the intrinsic value-based method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and requires instead that such transactions be accounted for using a fair-value-based method. SFAS No. 123R is effective for financial statements issued for the first interim period beginning after June 15, 2005. Currently, the Company discloses the pro forma net income and related pro forma income per share information in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation Costs—Transition and Disclosure. The Company is evaluating the impact of this statement which could have a material impact on its results of operations.

In December 2004, the FASB issued a final staff position (FSP) No. 109-1—Application of SFAS No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004. The effect of the adoption of FSP No. 109-1 is not material to the Company’s consolidated financial statements. See “Item 8. Financial Statements—Note 1. Accounting Policies-Income Taxes.”

In December 2004, the FASB issued FAS 153, Exchanges of Nonmonetary Assets. The provisions of this Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The provisions of this Statement should be applied prospectively, and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. The adoption of this accounting pronouncement is not expected to have a material effect on the consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs – an Amendment of ARB No. 43, Chapter 4. The standard requires abnormal amounts of idle facility and related expenses to be recognized as current period charges and also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is evaluating the impact that this statement will have on its financial position and results of operations.

In June 2004, the FASB issued FSP No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Medicare Act). The Medicare Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. FSP No. 106-2 requires that the effects of the new law be accounted for under SFAS No.

106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. The Company adopted FSP No. 106-2 in the third quarter of 2004, retroactive to January 1, 2004. There was a reduction in net periodic benefit cost for other benefits of $8 million for 2004, based on the re-measurement of the accumulated postretirement benefit obligation as of January 1, 2004. The effect of the adoption of FSP No. 106-2 was not material to the Company’s consolidated financial statements. See “Item 8. Financial Statements—Note 20. Pension and Other Postretirement Benefit Plans.”

In March 2004, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 03-06, Participating Securities and the Two-Class Method Under FAS 128, which requires the use of the two-class method of computing earnings per share for those enterprises with participating securities or multiple classes of common stock. The consensus is effective for fiscal periods beginning after March 31, 2004. The adoption of EITF No. 03-06 did not affect the Company’s consolidated financial statements.

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

The Company believes that the following discussion represents its critical accounting policies. Management and the Company’s independent registered public accounting firm have discussed the Company’s critical accounting policies with the Audit Committee of the Board of Directors.

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

In previous years, certain transactions with the Company’s U.S. Pharmaceuticals wholesalers were accounted for using the consignment model. In the case of sales made to wholesalers (1) as a result of incentives, (2) in excess of the wholesaler’s ordinary course of business inventory level, (3) at a time when there was an understanding, agreement, course of dealing or consistent business practice that the Company would extend incentives based on levels of excess inventory in connection with future purchases, and (4) at a time when such incentives would cover substantially all, and vary directly with, the wholesaler’s cost of carrying inventory in excess of the wholesaler’s ordinary course of business inventory level, substantially all the risks and rewards of ownership do not transfer upon shipment, and accordingly, such sales should be accounted for using the consignment model. The determination of when, if at all, sales to a wholesaler meet the foregoing criteria involves evaluation of a variety of factors and a number of complex judgments. Under the consignment model, the Company did not recognize revenue upon shipment of product. Rather, upon shipment of product the Company invoiced the wholesaler, recorded deferred revenue at gross invoice sales price, and classified the inventory held by the wholesalers as consignment inventory at the Company’s cost of such inventory. The Company recognized revenue (net of the gross to net sales adjustments discussed below, all of which involve significant estimates and judgments) when the consignment inventory is no longer subject to the incentive arrangements described above, but not later than when such inventory is sold through to the wholesalers’ customers, on a FIFO basis.

In the case of new products for which the product introduction is not an extension of an existing line of product or where the Company determines that there are not products in a similar therapeutic category, such that the Company cannot reliably estimate expected returns of the new product, the Company defers recognition of revenue until the right of return no longer exists or until the Company has developed sufficient historical experience to estimate sales returns.

For discussions on revenue recognition, see “Item 8. Financial Statements-Note 1. Accounting Policies—Revenue Recognition,” “-Sales Rebate and Return Accruals” and “—Note 11. Consignment.”

Gross to Net Sales Adjustments

The Company has the following significant categories of gross to net sales adjustments which impact the Company’s three reportable segments: prime vendor charge-backs, WIC rebates, managed health care rebates and other contract discounts, Medicaid rebates, cash discounts, sales returns, and other adjustments, all of which involve significant estimates and judgments and require the Company to use information from external sources. The Company accounts for these gross to net sales adjustments in accordance with EITF Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products), and SFAS 48, Revenue Recognition When Right of Return Exists (SFAS 48), as applicable. See “—Net Sales” section above for reconciliations of the Company’s gross sales to net sales by each significant category of gross-to-net sales adjustments.

Prime vendor charge-backs

The Company’s U.S. businesses participate in prime vendor programs with government entities, the most significant of which are the U.S. Department of Defense and the U.S. Department of Veterans Affairs, and other parties whereby pricing on products is extended below wholesaler list price to participating entities. These entities purchase products through wholesalers at the lower prime vendor price, and the wholesalers charge the difference between their acquisition cost and the lower prime vendor price back to the Company. The Company accounts for prime vendor charge-backs by reducing accounts receivable in an amount equal to the Company’s estimate of charge-back claims attributable to a sale. The Company determines its estimate of the prime vendor charge-backs primarily based on historical experience regarding prime vendor charge-backs and current contract prices under the prime vendor programs. The Company considers prime vendor payments, levels of inventory in the distribution channel, and the Company’s claim processing time lag and adjusts the reduction to accounts receivable periodically throughout each quarter to reflect actual experience.

WIC rebates

The Company’s U.S. Nutritionals business participates on a competitive bidding basis in nutrition programs sponsored by states, tribal governments, the Commonwealth of Puerto Rico and the Territory of Guam for women, infants, and children (WIC). Under these programs, the Company reimburses these entities for the difference between wholesaler list price and the contract price on eligible products. The Company accounts for WIC rebates by establishing an accrual in an amount equal to the Company’s estimate of WIC rebate claims attributable to a sale. The Company determines its estimate of the WIC rebate accrual primarily based on historical experience regarding WIC rebates and current contract prices under the WIC programs. The Company considers levels of inventory in the distribution channel, new WIC contracts, terminated WIC contracts, changes in existing WIC contracts, and WIC participations and adjusts the accrual periodically throughout each quarter to reflect actual experience.

Managed health care rebates and other contract discounts

The Company offers rebates and discounts to managed health care organizations in the U.S. and globally to other contract counterparties such as hospitals and group purchasing organizations. The Company accounts for managed health care rebates and other contract discounts by establishing an accrual in an amount equal to the Company’s estimate of managed health care rebates and other contract discounts attributable to a sale. The Company determines its estimate of the managed health care rebates and other contract discounts accrual primarily based on historical experience regarding these rebates and discounts and current contract prices. The Company considers the sales performance of products subject to managed health care rebates and other contract discounts and levels of inventory in the distribution channel and adjusts the accrual periodically throughout each quarter to reflect actual experience.

Medicaid rebates

The Company’s U.S. businesses participate in state government-managed Medicaid programs as well as certain other qualifying federal and state government programs whereby discounts and rebates are provided to participating state and local government entities. Discounts and rebates provided through these latter programs are included in the Company’s Medicaid rebate accrual and are considered Medicaid rebates for the purposes of this discussion. The Company accounts for Medicaid rebates by establishing an accrual in an amount equal to the Company’s estimate of Medicaid rebate claims attributable to a sale. The Company determines its estimate of the Medicaid rebates accrual primarily based on historical experience regarding Medicaid rebates, as well as any expansion on a prospective basis of its participation in the non-mandatory aspects of the qualifying federal and state government programs, legal interpretations of the applicable laws related to the Medicaid and qualifying federal and state government programs, and any new information regarding changes in the Medicaid programs’ regulations and guidelines that would impact the amount of the rebates. The Company considers outstanding Medicaid claims, Medicaid payments, and levels of inventory in the distribution channel and adjusts the accrual periodically throughout each quarter to reflect actual experience.

Cash Discounts

In the U.S. and certain other countries, the Company offers cash discounts, generally approximately 2% of the sales price, as an incentive for prompt payment. The Company accounts for cash discounts by reducing accounts receivable by the full amount of the discounts. The Company considers payment performance and adjusts the accrual to reflect actual experience.

Sales Returns

The Company accounts for sales returns in accordance with SFAS 48 by establishing an accrual in an amount equal to the Company’s estimate of sales recorded for which the related products are expected to be returned. In 2004, 2003 and 2002, provision for sales returns were $276 million, $348 million and $345 million, respectively, or 1%, 2% and 2%, respectively, of gross sales.

For returns of established products, the Company determines its estimate of the sales return accrual primarily based on historical experience regarding sales returns but also considers other factors that could impact sales returns. These factors include levels of inventory in the distribution channel, estimated shelf life, product recalls, product discontinuances, price changes of competitive products, introductions of generic products and introductions of competitive new products. The Company considers all of these factors and adjusts the accrual periodically throughout each quarter to reflect actual experience.

The Company considers the level of inventory in the distribution channel and determines whether it believes an adjustment to the sales return accrual is appropriate. For example, if levels of inventory in the distribution channel increase, the Company analyzes the reasons for the increase and if the reasons indicate that sales returns will be larger than expected, the Company adjusts the sales return accrual, taking into account historical experience, the Company’s returned goods policy and the shelf life of the Company’s products, which ranges, on average, from approximately 12 to 48 months. In situations where the Company is aware of products in the distribution channel nearing their expiration date, the Company analyzes the situation and if the analysis indicates that sales returns will be larger than expected, the Company adjusts the sales return accrual, taking into account historical experience, the Company’s returned goods policy, and levels of inventory in the distribution channel.

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

Returns from new products are significantly more difficult for the Company to assess. The Company determines its estimate of the sales return accrual primarily based on the historical sales returns experience of similar products, such as those within the same line of product or those within the same or similar therapeutic category. In limited circumstances, where the new product is not an extension of an existing line of product or where the Company has no historical experience with products in a similar therapeutic category, such that the Company cannot reliably estimate expected returns of the new product, the Company defers recognition of revenue until the right of return no longer exists or until the Company has developed sufficient historical experience to estimate sales returns. The Company also considers the shelf life of new products and determines whether it believes an adjustment to the sales return accrual is appropriate. The shelf life in connection with new products tends to be shorter than the shelf life for more established products because the Company may still be developing an optimal manufacturing process for the new product that would lengthen its shelf life, or an amount of launch quantities may have been manufactured in advance of the launch date to ensure sufficient supply exists to satisfy market demand. In those cases, the Company assesses the reduced shelf life, together with levels of inventory in the distribution channel and projected demand, and determines whether it believes an adjustment to the sales return accrual is appropriate.

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

Retirement Benefits

The Company’s pension plans and postretirement benefit plans are accounted for using actuarial valuations required by SFAS No. 87, Employers’ Accounting for Pensions, and SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. The Company considers accounting for retirement plans critical because management is required to make significant subjective judgments about a number of actuarial assumptions, including discount rates, salary growth, long-term return on plan assets, retirement, turnover, health care cost trend rates, and mortality rates. Depending on the assumptions and estimates used, the pension and postretirement benefit expense could vary within a range of outcomes and have a material effect on reported earnings. In addition, the assumptions can materially affect accumulated benefit obligations and future cash funding.

Plan Description

The Company and certain of its subsidiaries have defined benefit pension plans and defined contribution plans for regular full-time employees. The principal defined benefit pension plan is the Bristol-Myers Squibb Retirement Income Plan and the principal defined contribution plan is the Bristol-Myers Squibb Savings and Investment Program.

Approximately 80% of total Company defined benefit pension plan assets and liabilities are held in U.S. plans. The assets for the U.S. plans are held in a single trust with a common asset allocation. Unless specified otherwise, the references in this section are to total Company plans (i.e., U.S. plans together with international plans).

Benefits under the Company’s defined benefit pension plans are based primarily on years of credited service and on participants’ compensation. Assets under the Company’s defined benefit plans consist primarily of equity and fixed-income securities. At December 31, 2004, the fair market value of plan assets for the Company’s defined benefit plans increased to $4,602 million from $4,085 million at December 31, 2003. For the U.S. plans, assets were allocated 70% to equity securities (compared to 71% at the end of 2003), 23% to fixed income securities (compared to 23% at the end of 2003) and 7% to private equity and other investments (compared to 6% at the end of 2003). Bristol-Myers Squibb common stock represented less than 1% of assets for the U.S. plans at the end of 2004 and 2003.

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

The Company’s key assumptions used in calculating its cost of pension benefits are the discount rate, the rate of compensation increase, and the expected long-term rate of return on plan assets. The Company, in consultation with its actuaries, evaluates the key actuarial assumptions and other assumptions used in calculating its cost of pension benefits, such as retirement, turnover and mortality rates, based on expectations or actual experience, as appropriate, and determines such assumptions on December 31 of each year to calculate liability information as of that date and pension expense for the following year. Depending on the assumptions used, the pension expense could vary within a range of outcomes and have a material effect on reported earnings. In addition, the assumptions can materially affect accumulated benefit obligations and future cash funding. Actual results in any given year may differ from those estimated because of economic and other factors.

The assumed discount rate used by the Company for determining future pension obligations under the U.S. plans is based on indice of AA-rated corporate bonds. The indices of high quality corporate bonds selected reflect the weighted-average remaining period of benefit payments. The assumed rate of compensation increase used by the Company for determining future pension obligations reflects an estimate of the change in actual future compensation levels due to general price levels, productivity, seniority and other factors.

In 2004, net pension expense for the Company’s defined benefit pension plans included in earnings before minority interest and income taxes was $276 million compared to $136 million in 2003.

The U.S. plans pension expense for 2004 was determined using a 6.25% assumed discount rate and a 3.56% assumed rate of compensation increase. The present value of benefit obligations at December 31, 2004 for the U.S. plans was determined using a 5.75% assumed discount rate and the same salary increase rate. If the assumed discount rate used in determining the U.S. plans pension expense for 2004 had been reduced by 0.5%, such expense would have increased by approximately $30.2 million. If the assumed rate of compensation increase used in determining the U.S. plans pension expense for 2004 had been reduced by 0.25%, such expense would have decreased by approximately $8.5 million. If the assumed discount rate used in determining the accumulated benefit obligation at December 31, 2004 had been reduced by 0.5%, the accumulated benefit obligation would have increased by $251.9 million.

The U.S. plans pension expense for 2004 was determined using a 9% expected long-term rate of return on plan assets. If the expected long-term rate of return on plan assets used in determining the U.S. plans pension expense for 2004 had been reduced by 1%, such expense would have increased by $33 million.

Actual rates of return earned on U.S. plan assets for each of the last ten years were as follows:

Year	Return	Year	Return
2004	12.6%	1999	18.2%
2003	25.0%	1998	13.3%
2002	(13.4)%	1997	22.2%
2001	(6.1)%	1996	17.0%
2000	3.5%	1995	23.0%

As discussed below, GAAP provides that differences between expected and actual returns are recognized over the average future service of employees.

At December 31, 2004, the Company lowered its assumed discount rate for U.S. plans from 6.25% to 5.75% and maintained its assumed rate of compensation increase at 3.56%. Compensation is assumed to increase on a scale with different rates for different ages. The 3.56% rate disclosed at December 31, 2004 is the single rate which, if used at each age, would produce the same present value of benefit obligations. The reduction in the discount rate had the effect of increasing the present value of benefit obligations and, accordingly, will have the effect of increasing pension expense for 2005. In addition, the Company revised, based upon a review of experience, its assumption for lump sum utilization. This revision had the effect of increasing the present value of benefit obligations, and accordingly, will have the effect of increasing pension expense for 2005.

Following many years of strong performance, the global equity market fell sharply in 2000 through 2002 (e.g., the S&P 500 declined by a cumulative 37.6%). This was reversed in 2003-2004 (e.g., the S&P 500 rose by a cumulative 42.7%). The Company reduced the expected rate of return on U.S. plan assets from 9% in 2004 to 8.75% for 2005. This revision will have the effect of increasing pension expense for 2005.

The Company expects that the net pension expense for its defined benefit pension plans included in earnings before minority interest and income taxes will be approximately $75 million higher in 2005 than the $276 million in 2004, reflecting, among other things, the decrease in the assumed discount rate.

The Company has used the same assumed discount rates and expected long-term rates of return on plan assets in calculating its cost of pension benefits and its cost of other postretirement benefits for U.S. plans except in the case of the discount rates at December 31, 2004 and 2003. Rates of 5.75% and 6.25% were used for pension benefits versus 5.50% and 6.00%, respectively, for other postretirement benefits to reflect the shorter duration of the other postretirement liabilities.

U.S. health care costs for the retiree population are assumed to increase 9.0% in 2005 and then trend down to an expected increase of 4.5% per year by 2012. If actual costs are higher than those assumed, this will likely put significant upward pressure on the Company’s expense for retiree health care.

On December 8, 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The effects of the Medicare Act are reflected in 2004 net periodic postretirement benefit cost (a reduction of $8 million) and accumulated postretirement benefit obligation at December 31, 2004 (a reduction of $58 million).

Delayed Recognition of Actuarial Gains and Losses

At December 31, 2004 and 2003, unrecognized net actuarial losses for the Company’s defined benefit plans were $2,017 million and $1,676 million, respectively, based on the fair market value of plan assets. These unrecognized net actuarial losses reflect in large part the steady reduction of the weighted-average discount rate over the years.

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

At December 31, 2004, the unrecognized net actuarial loss, determined based on the market-related value of plan assets, was $2,278 million. This amount exceeded 10% of the greater of the projected benefit obligation or the market related value of plan assets by $1,730 million. Unless offset by future unrecognized gains from higher discount rates or higher than expected returns on plan assets, amortization of this unrecognized loss is expected to increase pension expense for each of the following ten years by approximately $173 million per year, which amount is reflected in the higher expense expected in 2005. At December 31, 2003, the unrecognized net actuarial loss, determined based on the market-related value of plan assets, was $1,717 million. This amount exceeded 10% of the greater of the projected benefit obligation or the market related value of plan assets by $1,241 million.

In the event the fair market value of pension plan assets of a particular plan is less than the accumulated benefit obligation for such plan at year-end, GAAP may require an additional minimum liability, and in such circumstances, a reduction in stockholders’ equity or an establishment of an intangible asset. At December 31, 2004, the fair market value of the Company’s defined benefit pension plan assets was $4,602 million and the related accumulated benefit obligation was $4,828 million. The Company recognized an additional minimum liability of $146 million (cumulatively $349 million) at December 31, 2004, which was offset by a $153 million charge in other comprehensive income included in stockholders’ equity and a $7 million reduction in the intangible asset. At December 31, 2003, the fair market value of the Company’s defined benefit pension plan assets was $4,085 million and the related accumulated benefit obligation was $4,154 million. The Company recognized an additional minimum liability of $53 million (cumulatively $203 million) at December 31, 2003, which was offset by a $53 million charge in other comprehensive income included in stockholders’ equity.

Plan Funding

The Company’s funding policy for defined benefit plans is to contribute amounts to provide for current service and to fund past service liability. The Company contributed $367 million and $332 million to the defined benefit plans in 2004 and 2003, respectively.

For discussions on retirement benefits, see “Item 8. Financial Statements-Note 20. Pension and Other Postretirement Benefit Plans.”

Acquired In-Process Research and Development

The fair value of in-process research and development acquired in a business combination is determined by independent appraisal based on the present value of each research project’s projected cash flows. An income approach is utilized that is consistent with guidance in the practice aid issued by the American Institute of Certified Public Accountants entitled, “Assets Acquired in a

Business Combination to Be Used in Research and Development Activities: A Focus on Software, Electronic Devices and Pharmaceutical Industries.” Future cash flows are predominately based on the net income forecast of each project, consistent with historical pricing, margins, and expense levels of similar products. Revenues are estimated based on relevant market size and growth factors, expected industry trends, individual project life cycles, and the life of each research project’s underlying patent. In determining the fair value of each research project, expected revenues are first adjusted for technical risk of completion. The resulting cash flows are then discounted at a rate approximating the Company’s weighted average cost of capital.

For discussions on acquired in-process research and development, see “Item 8. Financial Statements-Note 1. Accounting Policies-Acquired In-Process Research and Development.”

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

For discussions on impairment of long-lived assets, see “Item 8. Financial Statements—Note 1. Accounting Policies—Impairment of Long-Lived Assets” and “—Goodwill and Other Intangible Assets.”

Equity Investments

The Company reviews its equity investments for impairment based on its determination of whether the decline in market value of the investment below the Company’s carrying value is other than temporary. In making this determination, the Company considers Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock and related interpretations, which set forth factors to be evaluated in determining whether a loss in value should be recognized, including the Company’s ability to hold its investment, the market price and market price fluctuations of the investment’s publicly traded shares and inability of the investee to sustain an earnings capacity, which would justify the carrying amount of the investment. The Company’s investment in ImClone is subject to this accounting. See “Item 8. Financial Statements—Note 2. Alliances and Investments” for a discussion of the Company’s investment in ImClone.

For discussions on equity investments, see “Item 8. Financial Statements-Note 1. Accounting Policies—Investments” and “—Note 2. Alliances and Investments.”

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

For discussions on restructuring, see “Item 8. Financial Statements—Note 1. Accounting Policies—Restructuring” and “—Note 3. Restructuring and Other Items.”

Contingencies

In the normal course of business, the Company is subject to contingencies, such as legal proceedings and claims arising out of its business, that cover a wide range of matters, including government investigations, shareholder lawsuits, product and environmental liability. In accordance with SFAS No. 5, Accounting for Contingencies, the Company records accruals for such contingencies when it is probable that a liability will be incurred and the amount of the loss can be reasonably estimated.

For discussions on contingencies, see “Item 8. Financial Statements—Note 1. Accounting Policies—Income Taxes,” “—Contingencies,” “—Note 8. Income Taxes” and “—Note 21. Legal Proceedings and Contingencies.”

Income Taxes

As of December 31, 2004, the Company had approximately $16.9 billion of undistributed earnings of foreign subsidiaries. The Company accrued a provision for $575 million of estimated deferred taxes in the fourth quarter of 2004 in anticipation of repatriating approximately $9 billion of these earnings in 2005 pursuant to the AJCA. Taxes were not provided on the balance of undistributed earnings of approximately $7.9 billion, as the Company has invested or expects to invest these undistributed earnings permanently offshore. If in the future these earnings are repatriated to the United States, or if the Company determines such earnings will be remitted in the foreseeable future, additional tax provisions would be required. Due to complexities in the tax laws and the assumptions that would have to be made, it is not practicable to estimate the amounts of income taxes that would have to be provided.

The Company evaluates the need for a deferred tax asset valuation allowance by assessing whether it is more likely than not that it will realize its deferred tax assets in the future. The assessment of whether or not a valuation allowance is required often requires significant judgment including the forecast of future taxable income and the evaluation of tax planning initiatives. Adjustments to the deferred tax valuation allowances are made to earnings in the period when such assessments are made. As of December 31, 2004, the Company had net deferred tax assets of $1,713 million, net of a valuation allowance of $507 million.

In addition, the Company conducts business in various countries throughout the world and is subject to tax in numerous jurisdictions. As a result of its business activities, the Company files a significant number of tax returns that are subject to audit by various tax authorities. Tax audits are often complex as tax authorities may disagree with the treatment of items reported by the Company and may require several years to resolve. The Company has recorded accruals for tax contingencies related to potential audit exposures, including, but not limited to, transfer pricing, certain tax credits, and various state and foreign tax matters. Such accruals are based on management’s judgment and best estimate as to the ultimate outcome of tax audits. Actual audit results could vary from these estimates.

For discussions on income taxes, see “Item 8. Financial Statements—Note 1. Accounting Policies—Income Taxes” and “—Note 8. Income Taxes.”

Outlook

As previously disclosed, although anticipated sales declines due to continued exclusivity losses during 2005 and 2006 are expected to be more or less offset by growth in sales of the Company’s in-line, recently launched and potential new products during the same period, changes in product mix will adversely impact gross margins because the products that have lost or are expected to lose exclusivity generally have higher margins. In addition, earnings will be adversely affected by the Company’s investments to support the introduction of new products and the development and launch of additional new compounds. In 2007, based on management’s current estimates of growth of the Company’s in-line and recently launched products and a risk-adjusted assessment of potential new product launches, the Company expects earnings growth will resume. The Company has and will continue to rationalize its cost base in line with its strategy to increase its sales and marketing emphasis on specialists and high value primary care physicians.

As previously disclosed, the Company has experienced substantial revenue losses in the last few years due to the expiration of market exclusivity protection for certain of its products. The Company expects substantial incremental revenue losses in each of 2005, 2006 and 2007 representing continuing declines in revenues of those products as well as declines in revenues of certain additional products that will lose market exclusivity primarily in 2005 and 2006. For 2005, the Company estimates reductions of net sales in the range of $1.4 billion to $1.5 billion from the 2004 levels for products which have lost or will lose exclusivity protection in 2003, 2004 or 2005, specifically MONOPRIL in the United States, Canada and Europe, GLUCOPHAGE* XR and GLUCOVANCE* in the United States, CEFZIL in the United States, PARAPLATIN in the United States, VIDEX EC in the United States, TAXOL® in Europe and PRAVACHOL in Europe. The Company also expects substantial incremental revenue losses in each of 2006 and 2007 representing continuing declines in net sales of the products that lost exclusivity protection in 2002, 2003 and 2004 and additional declines attributable to products that will lose exclusivity protection primarily in 2005 and 2006. These products (and the years in which they lose exclusivity protection) include GLUCOPHAGE*/GLUCOVANCE*/GLUCOPHAGE*XR in the United States (2002 to 2004), TAXOL® in Europe and Japan (2003), PRAVACHOL in the United States (2006) and in Europe (2002 to 2007), PARAPLATIN in the United States (2004), MONOPRIL in the United States (2003), Canada (2003) and Europe (2001 to 2008), ZERIT in the United States (2008) and in Europe (2007 to 2011), CEFZIL in the United States (2005) and in Europe (2004 to 2009) and VIDEX/VIDEX EC (2004 to 2009). The timing and amounts of sales reductions from exclusivity losses, their realization in particular periods and the eventual levels of remaining sales revenues are uncertain and dependent on the levels of sales at the time exclusivity protection ends, the timing and degree of development of generic competition (speed of approvals, market entry and impact) and other factors.

PRAVACHOL, an HMG Co-A reductase inhibitor (statin), had net sales of $2.6 billion in 2004. During 2004, the Company experienced increased competition for PRAVACHOL from established brands and new entrants. U.S. prescriptions for PRAVACHOL declined 10% in 2004 compared to 2003. While the product has begun to lose exclusivity in some markets, between now and its anticipated loss of U.S. exclusivity in April 2006, its expected rate of decline in sales and in market share could be accelerated by increased competition from established brands and new entrants.

The Company’s expectations for future sales growth include substantial expected increases in sales of PLAVIX*, which had net sales of $3.3 billion for 2004, and is currently the Company’s largest product ranked by net sales. The composition of matter patent for PLAVIX*, which expires in 2011, is currently the subject of litigation in the United States. Similar proceedings involving PLAVIX* have been instituted outside the United States. The Company continues to believe that the patent is valid and that it is infringed, and with its alliance partner and patent-holder Sanofi, is vigorously pursuing these cases. It is not possible at this time reasonably to assess the outcome of these litigations, or if there were an adverse determination in these litigations, the timing of potential generic competition for PLAVIX*. However, if generic competition were to occur, the Company believes it is very unlikely to occur before the second half of 2005.

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

Although it is not possible to predict or identify all factors, they may include but are not limited to the following:

•	New government laws and regulations, such as (i) health care reform initiatives in the United States at the state and federal level and in other countries; (ii) changes in the FDA and foreign regulatory approval processes that may cause delays in approving, or preventing the approval of, new products; (iii) tax changes such as the phasing out of tax benefits heretofore available in the United States and certain foreign countries; (iv) new laws, regulations and judicial decisions affecting pricing or marketing within or across jurisdictions; and (v) changes in intellectual property law.

•	Competitive factors, such as (i) new products developed by competitors that have lower prices or superior performance features or that are otherwise competitive with the Company’s current products; (ii) generic competition as the Company’s products mature and patents expire on products; (iii) technological advances and patents attained by competitors; (iv) problems with licensors, suppliers and distributors; and (v) business combinations among the Company’s competitors or major customers.

•	Difficulties and delays inherent in product development, manufacturing and sale, such as (i) products that may appear promising in development but fail to reach market or be approved for additional indications for any number of reasons, including efficacy or safety concerns, the inability to obtain necessary regulatory approvals and the difficulty or excessive cost to manufacture; (ii) failure of any of our products to achieve or maintain commercial viability; (iii) seizure or recalls of pharmaceutical products or forced closings of manufacturing plants; (iv) the failure to obtain, the imposition of limitations on the use of, or loss of patent and other intellectual property rights; (v) failure of the Company or any of its vendors or suppliers to comply with Current Good Manufacturing Practices and other application regulations and quality assurance guidelines that could lead to temporary manufacturing shutdowns, product shortages and delays in product manufacturing; and (vi) other manufacturing or distribution problems including changes in manufacturing production sites and manufacturing capacity due to regulatory requirements, changes in types of products produced, such as biologics, or physical limitations that could impact continuous supply.

•	Legal difficulties, including lawsuits, claims, proceedings and investigations, any of which can preclude or delay commercialization of products or adversely affect operations, profitability, liquidity or financial condition, including (i) intellectual property disputes; (ii) adverse decisions in litigation, including product liability and commercial cases; (iii) the inability to obtain adequate insurance with respect to this type of liability; (iv) recalls of pharmaceutical products or forced closings of manufacturing plants; (v) the failure to fulfill obligations under supply contracts with the government and other customers which may result in liability; (vi) government investigations including those relating to wholesaler inventory, financial restatement and product pricing and promotion; (vii) claims asserting violations of securities, antitrust, federal and state pricing and other laws; (viii) environmental, health and safety matters; and (ix) tax liabilities. There can be no assurance that there will not be an increase in scope of these matters or that any future lawsuits, claims, proceedings or investigations will not be material.

•	Increasing pricing pressures worldwide, including rules and practices of managed care groups and institutional and governmental purchasers, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform and potential impact of importation legislative or otherwise, pharmaceutical reimbursement and pricing in general.

•	Fluctuations in buying patterns and inventory levels of major distributors, retail chains and other trade buyers, which may result from seasonality, pricing, wholesaler buying decisions (including the effect of incentives offered), the Company’s wholesaler inventory management policies (including the workdown or other changes in wholesaler inventory levels) or other factors.

•	Greater than expected costs and other difficulties, including unanticipated effects and difficulties of acquisitions, dispositions and other events, including obtaining regulatory approvals in connection with evolving business strategies, legal defense costs, insurance expense, settlement costs and the risk of an adverse decision related to litigation.

•	Changes to advertising and promotional spending and other categories of spending that may affect sales.

•	Changes in product mix that may affect margins.

•	Changes in the Company’s structure, operations, revenues, costs, staffing or efficiency resulting from acquisitions, divestitures, mergers, alliances, restructurings or other strategic initiatives.

•	Economic factors over which the Company has no control such as changes of business and economic conditions including, but not limited to, changes in interest rates and fluctuation of foreign currency exchange rates.

•	Changes in business, political and economic conditions due to political or social instability, military or armed conflict, nationalization of assets, debt or payment moratoriums, other restrictions on commerce, and actual or threatened terrorist attacks in the United States or other parts of the world and related military action.

•	Changes in accounting standards promulgated by the FASB, the SEC or the AICPA, which may require adjustments to financial statements.

•	Capacity, efficiency, reliability, security and potential breakdown, invasion, destruction or interruption of information systems.

•	Reliance of the Company on vendors, partners and other third parties to meet their contractual, regulatory and other obligations in relation to their arrangements with the Company.

•	Results of clinical studies relating to the Company’s or a competitor’s products.

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

The table below summarizes the Company’s outstanding foreign exchange contracts as of December 31, 2004. The fair value of all foreign exchange contracts is based on year-end currency rates (and the Black-Scholes model in the case of option contracts). The fair value of option contracts and forward contracts should be viewed in relation to the fair value of the underlying hedged transactions and the overall reduction in exposure to adverse fluctuations in foreign currency exchange rates.

	Weighted Average Strike Price	Notional Amount	Fair Value	Maturity
	(dollars in millions, except currency rates)
Foreign Exchange Forwards:
Australian Dollar	.71	$157	$(12)	2005/2006
British Pound	1.74	101	(9)	2005
Canadian Dollar	1.33	426	(46)	2005-2007
Euro	1.23	2,270	(257)	2005/2006
Polish Zloty	3.62	60	(9)	2005/2006
Swedish Krona	7.35	71	(8)	2005/2006
Swiss Franc	1.21	130	(10)	2005/2006
All Others		195	(16)	2005/2006
Option Contracts
Japanese Yen	111.70	51	5	2005

Total Contracts		$3,461	$(362)

At December 31, 2004, the Company held option and forward exchange contracts with maturity dates from 2005 to 2007. The notional amounts and fair values of these maturity dates are expressed in the table below:

Year of Maturity	Notional Amount (in millions)	Fair Value (in millions)
2005	$1,958	$(232)
2006	1,473	(128)
2007	30	(2)

At December 31, 2004, the Company held option contracts with an aggregate notional amount and fair value of $51 million and $5 million, respectively. These options give the Company the right to buy Japanese Yen at specified rates. The Company also held forward contracts with an aggregate notional amount of $3,410 million. The fair value of the forward contracts was $367 million and was recorded as a current liability. These contracts primarily related to exposures in euro, Canadian dollar and Australian dollar. The Company is obligated to settle forward contracts based on the specified contract rates. As of December 31, 2004, the balance of deferred net after-tax losses of option and forward contracts included in accumulated other comprehensive income was $267 million, of which $168 million is estimated to be reclassified into earnings within the next 12 months.

For the year ended December 31, 2004 the impact of hedge ineffectiveness on earnings was a loss of $4 million. Additionally, the Company uses forward contracts to offset its exposure to certain currency assets and liabilities. These forward contracts are not designated as hedges and, therefore, changes in the fair value of these derivatives are recognized in earnings as they occur. As of December 31, 2004 the Company recorded a loss of $7 million related to forward exchange contracts that did not qualify for hedge accounting treatment.

At December 31, 2003, the Company held option and forward exchange contracts with an aggregate notional amount and fair value of $2,488 million and $(265) million, respectively. These contracts primarily related to exposures in euro, Japanese Yen, Canadian dollar, and Australian dollar.

In addition to the foreign exchange hedge contracts noted above, the Company also uses foreign exchange forward contracts to hedge foreign currency denominated monetary assets and liabilities. The primary objective of these foreign exchange forward contracts is to protect the U.S. dollar value of foreign currency denominated monetary assets and liabilities from the effects of volatility in foreign exchange that might occur prior to their receipt or settlement in U.S. dollars. These foreign currency denominated monetary assets and liabilities are primarily denominated in Japanese yen and euro. The forward contracts are not designated as hedges and are marked to market through other income/expense. The notional and fair value amount of these foreign exchange forward contracts at December 31, 2004 is $325 million and $6 million, respectively.

The Company uses derivative instruments as part of its interest rate risk management policy. The derivative instruments used include interest rate swaps, which are subject to fair-value hedge accounting treatment. During 2004, 2003, and 2002, the Company executed several fixed to floating interest rate swaps to convert $6.2 billion of the Company’s fixed rate debt to be paid in 2006, 2008, 2011, 2013, 2023, and 2026 to variable rate debt. For the year ended December 31, 2004, the Company recognized a net reduction in interest expense of $151 million that reflects the benefit of the lower floating rate obtained in the swap agreement. SFAS No. 133 requires the revaluation, at fair value, of the swap contracts as well as the underlying debt being hedged. As such, the swap contracts and the underlying debt have been revalued resulting in an increase in non-current assets of $76 million, short-term liabilities of $1 million and long-term debt of $75 million, and an increase in non-current assets and long-term debt of $40 million at December 31, 2004 and 2003, respectively. Swap contracts are generally held to maturity and are not used for speculative purposes. The following table summarizes the interest rate swaps outstanding as of December 31, 2004:

Interest Rate Contracts	Notional Amount of Underlying Debt	Variable Rate Received	Maturity	Fair Value
	(dollars in millions)
Swaps associated with	$2,000	1 month U.S.$	2006	$13
4.75% Notes due 2006		LIBOR +1.04%
Swaps associated with	400	1 month U.S.$	2008	(1)
4.00% Notes due 2008		LIBOR +0.35%
Swaps associated with	2,500	1 month U.S.$	2011	4
5.75% Notes due 2011		LIBOR +1.50%
Swaps associated with	600	1 month U.S.$	2013	17
5.25% Notes due 2013		LIBOR +0.42%
Swaps associated with	350	1 month U.S.$	2023	20
7.15% Notes due 2023		LIBOR +1.66%
Swaps associated with	350	1 month U.S.$	2026	22
6.8% Notes due 2026		LIBOR +1.24%

	$6,200			$75

At December 31, 2003, the Company held interest rate swap contracts with a notional value of $5,500 million and a fair value of $40 million.

It is estimated that a 10% change in interest rate structure would not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

The Company had $8,463 million and $8,522 million of long-term debt outstanding at December 31, 2004 and 2003, respectively. See “Item 8. Financial Statements—Note 15. Short-Term Borrowings and Long-Term Debt” and “—Note 17. Financial Instruments” for additional information.

The Company maintains cash, cash equivalents and marketable securities with various financial institutions, in order to limit exposure to any one financial institution. These financial institutions are headquartered primarily in North America and Europe.

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED STATEMENT OF EARNINGS

(in millions, except per share data)

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

	Year Ended December 31,
	2004	2003	2002
EARNINGS
Net Sales	$19,380	$18,653	$16,208

Cost of products sold	5,989	5,406	4,691
Marketing, selling and administrative	5,016	4,620	4,081
Advertising and product promotion	1,411	1,415	1,142
Research and development	2,500	2,279	2,206
Acquired in-process research and development	63	—	169
Provision for restructuring and other items, net	104	26	14
Litigation charges, net	420	199	659
Gain on sales of businesses/product lines	(320)	—	(30)
Asset impairment charge for investment in ImClone	—	—	379
Equity in net income of affiliates	(273)	(151)	(80)
Other expense, net	52	179	229

Total expenses	14,962	13,973	13,460

Earnings from Continuing Operations Before Minority Interest and Income Taxes	4,418	4,680	2,748
Provision for income taxes	1,519	1,210	386
Minority interest, net of taxes	521	373	303

Earnings from Continuing Operations	2,378	3,097	2,059

Discontinued Operations
Net earnings	10	9	40
Net gain on disposal	—	—	38

	10	9	78

Net Earnings	$2,388	$3,106	$2,137

Earnings per Common Share
Basic
Earnings from Continuing Operations	$1.23	$1.60	$1.07

Discontinued Operations
Net earnings	—	—	.02
Net gain on disposal	—	—	.02

	—	—	.04

Net Earnings	$1.23	$1.60	$1.11

Diluted
Earnings from Continuing Operations	$1.21	$1.59	$1.06

Discontinued Operations
Net earnings	—	—	.02
Net gain on disposal	—	—	.02

	—	—	.04

Net Earnings	$1.21	$1.59	$1.10

Average Common Shares Outstanding
Basic	1,942	1,937	1,936
Diluted	1,976	1,950	1,942
Dividends declared per common share	$1.12	$1.12	$1.12

The accompanying notes are an integral part of these financial statements.

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED STATEMENT OF COMPREHENSIVE

INCOME AND RETAINED EARNINGS

(dollars in millions)

	2004	2003	2002
COMPREHENSIVE INCOME
Net Earnings	$2,388	$3,106	$2,137

Other Comprehensive Income:
Foreign currency translation, net of tax benefit of $48 in 2004, $25 in 2003 and $53 in 2002	208	233	161
Deferred losses on derivatives qualifying as hedges, net of tax liability of $1 in 2004, and tax benefit of $65 in 2003 and $19 in 2002	(51)	(171)	(25)
Minimum pension liability adjustment, net of tax benefit of $42 in 2004, $17 in 2003 and $43 in 2002	(93)	(36)	(89)
Available for sale securities, net of tax liability of $13 in 2003	(1)	23	1

Total Other Comprehensive Income	63	49	48

Comprehensive Income	$2,451	$3,155	$2,185

RETAINED EARNINGS
Retained Earnings, January 1	$19,439	$18,503	$18,530
Net earnings	2,388	3,106	2,137

	21,827	21,609	20,667
Cash dividends declared	(2,176)	(2,170)	(2,168)
Zimmer common stock dividend	—	—	4

Retained Earnings, December 31	$19,651	$19,439	$18,503

The accompanying notes are an integral part of these financial statements.

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED BALANCE SHEET

(dollars in millions)

	December 31,
	2004	2003
ASSETS
Current Assets:
Cash and cash equivalents	$3,680	$2,549
Marketable securities	3,794	3,013
Receivables, net of allowances of $178 and $154	4,373	3,660
Inventories, including consignment inventory	1,830	1,601
Deferred income taxes, net of valuation allowances	805	864
Prepaid expenses	319	310

Total Current Assets	14,801	11,997

Property, plant and equipment, net	5,765	5,712
Goodwill	4,905	4,836
Other intangible assets, net	1,866	1,732
Deferred income taxes, net of valuation allowances	1,129	1,234
Other assets	1,969	1,937

Total Assets	$30,435	$27,448

LIABILITIES
Current Liabilities:
Short-term borrowings	$1,883	$232
Accounts payable	2,127	1,893
Accrued expenses	2,838	2,661
Accrued rebates and returns	1,209	1,082
U.S. and foreign income taxes payable	1,023	707
Dividends payable	545	543
Accrued litigation liabilities	186	267
Deferred revenue on consigned inventory	32	76

Total Current Liabilities	9,843	7,461

Other liabilities	1,927	1,679
Long-term debt	8,463	8,522

Total Liabilities	20,233	17,662

Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, $2 convertible series: Authorized 10 million shares; issued and outstanding 7,476 in 2004 and 8,039 in 2003, liquidation value of $50 per share	—	—
Common stock, par value of $.10 per share: Authorized 4.5 billion shares; 2,202 million issued in 2004 and 2,201 million issued in 2003	220	220
Capital in excess of par value of stock	2,491	2,477
Restricted stock	(57)	(55)
Accumulated other comprehensive loss	(792)	(855)
Retained earnings	19,651	19,439

	21,513	21,226
Less cost of treasury stock — 255 million common shares in 2004 and 261 million in 2003	(11,311)	(11,440)

Total Stockholders’ Equity	10,202	9,786

Total Liabilities and Stockholders’ Equity	$30,435	$27,448

The accompanying notes are an integral part of these financial statements.

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS

(dollars in millions)

	Year Ended December 31,
	2004	2003	2002
Cash Flows From Operating Activities:
Net earnings	$2,388	$3,106	$2,137
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	593	491	427
Amortization	316	298	308
Deferred income tax (benefit)/expense	286	249	(471)
Litigation settlement expense	420	199	669
Provision for restructuring and other items	104	29	68
Gain on sales of businesses/product lines (including discontinued operations)	(320)	—	(95)
Acquired in-process research and development	63	—	160
Loss (gain) on disposal of property, plant, and equipment and investment in other companies	18	(3)	20
Undistributed (earnings)/losses of affiliates, net	7	66	24
Unfunded pension expense	(91)	(195)	(520)
Impairment charges and asset write-offs	—	26	438
Changes in operating assets and liabilities:
Receivables	(556)	(549)	906
Inventories	(133)	127	200
Prepaid expenses	2	50	13
Other assets	16	(70)	799
Deferred revenue on consigned inventory	(44)	(394)	(1,556)
Litigation settlement payments	(500)	(526)	(108)
Accounts payable and accrued expenses	248	394	(212)
Product liability	38	(3)	4
U.S. and foreign income taxes payable	220	147	(2,386)
Other liabilities	101	70	120

Net Cash Provided by Operating Activities	3,176	3,512	945

Cash Flows From Investing Activities:
Purchases, net of sales and maturities, of marketable securities	(779)	(1,385)	(520)
Additions to property, plant and equipment and capitalized software	(676)	(937)	(1,075)
Proceeds from disposal of property, plant and equipment and investment in other companies	35	59	27
Proceeds from sales of businesses/product lines	364	—	159
ImClone milestone payment	(250)	—	—
Purchase of Acordis Specialty Fibres	(150)	—	—
Purchases of trademarks, patents and licenses and other businesses	(133)	(53)	(78)
Investments in other companies	(4)	(85)	(133)
Divestiture and acquisition costs	(29)	(18)	(410)

Net Cash Used in Investing Activities	(1,622)	(2,419)	(2,030)

Cash Flows From Financing Activities:
Short-term borrowings, net of repayments	1,558	(1,189)	1,164
Long-term debt borrowings	15	2,286	6
Long-term debt repayments	(3)	(3)	(9)
Issuances of common stock under stock plans	141	44	138
Purchases of treasury stock	—	—	(164)
Dividends paid	(2,174)	(2,169)	(2,168)

Net Cash Used in Financing Activities	(463)	(1,031)	(1,033)

Effect of Exchange Rates on Cash	40	36	17

Increase (Decrease) in Cash and Cash Equivalents	1,131	98	(2,101)
Cash and Cash Equivalents at Beginning of Year	2,549	2,451	4,552

Cash and Cash Equivalents at End of Year	$3,680	$2,549	$2,451

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

In the case of sales made to wholesalers (1) as a result of incentives, (2) in excess of the wholesaler’s ordinary course of business inventory level, (3) at a time when there was an understanding, agreement, course of dealing or consistent business practice that the Company would extend incentives based on levels of excess inventory in connection with future purchases and (4) at a time when such incentives would cover substantially all, and vary directly with, the wholesaler’s cost of carrying inventory in excess of the wholesaler’s ordinary course of business inventory level, substantially all the risks and rewards of ownership do not transfer upon shipment and accordingly, such sales should be accounted for using the consignment model. The determination of when, if at all, sales to a wholesaler meet the foregoing criteria involves evaluation of a variety of factors and a number of complex judgments. Under the consignment model, the Company does not recognize revenue upon shipment of product. Rather, upon shipment of product the Company invoices the wholesaler, records deferred revenue at gross invoice sales price and classifies the inventory held by the wholesalers as consignment inventory at the Company’s cost of such inventory. The Company recognizes revenue when the consignment inventory is no longer subject to incentive arrangements but not later than when such inventory is sold through to the wholesalers’ customers, on a first-in first-out (FIFO) basis.

Sales Rebate and Return Accruals

Medicaid rebate accruals were $372 million and $233 million at December 31, 2004 and 2003, respectively; Women, Infants and Children (WIC) rebate accruals were $234 million and $208 million, respectively; and managed healthcare rebate and other contractual discount accruals were $198 million and $249 million at December 31, 2004 and 2003, respectively. These and other rebate accruals were established in the same period the related revenue was recognized resulting in a reduction to sales and the establishment of a liability, which is included in accrued liabilities. An accrual is recorded based on an estimate of the proportion of recorded revenue that will result in a rebate or return. Prime vendor charge-back accruals, established in a similar manner, are recorded as a reduction to accounts receivable and were $106 million and $101 million at December 31, 2004 and 2003, respectively.

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

As of December 31, 2004, the Company had approximately $16.9 billion of undistributed earnings of foreign subsidiaries. The Company accrued a provision for $575 million of estimated deferred taxes in the fourth quarter of 2004 in anticipation of repatriating approximately $9 billion of these earnings in 2005 pursuant to the American Jobs Creation Act of 2004 (AJCA). Taxes were not

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1 ACCOUNTING POLICIES (Continued)

provided on the balance of undistributed earnings of approximately $7.9 billion, as the Company has invested or expects to invest these undistributed earnings permanently offshore. If in the future these earnings are repatriated to the United States, or if the Company determines such earnings will be remitted in the foreseeable future, additional tax provisions would be required. Due to complexities in the tax laws and the assumptions that would have to be made, it is not practicable to estimate the amounts of income taxes that would have to be provided.

The AJCA provides for a temporary 85 percent dividends received deduction for certain cash distributions of the earnings of foreign subsidiaries. The deduction would result in a federal tax rate of approximately 5.25% on the repatriated earnings (assuming a marginal federal tax rate of 35% on those earnings). To qualify for the deduction, the repatriated earnings must be reinvested in the United States pursuant to a domestic reinvestment plan approved by a company’s chief executive officer and by its board of directors. In January 2005, the Department of Treasury issued guidelines for permitted investments under the plan. The Company expects to meet the requirements and criteria to qualify for the deduction. However, several provisions in the AJCA require further clarification which may be addressed in the coming months by the Treasury or Congress. The Company’s estimate of the tax cost related to the repatriation at December 31, 2004 was based on tax laws then in effect. To the extent the tax laws and guidance changes, the estimate will be revised. The Company’s estimate may also be revised as a result of any changes in the Company’s factual assumptions that may occur.

Under the guidance of the Financial Accounting Standards Board (FASB), Staff Position (FSP) No. 109-1, Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, this deduction will be treated as a “special deduction” as described in Statement of Financial Accounting Standards (SFAS) No. 109. As such, the special deduction will not affect deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on the Company’s tax return.

The Company establishes liabilities for possible assessments by tax authorities resulting from known tax exposures. Such amounts represent a reasonable provision for taxes ultimately expected to be paid, and may need to be adjusted over time as more information becomes known.

Cash and Cash Equivalents

Cash equivalents are primarily highly liquid investments with original maturities of three months or less at the time of purchase, and are recorded at cost, which approximates fair value.

Marketable Securities

The Company accounts for marketable securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company determined the appropriate classification of all marketable securities was “available-for-sale” at the time of purchase. As such, at December 31, 2004 and 2003, all of the Company’s investments in marketable securities were reported at fair value. Unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts from the date of purchase to maturity. Such amortization is included in interest income as an addition to or deduction from the coupon interest earned on the investments. The Company follows its investment managers’ method of determining the cost basis in computing realized gains and losses on the sale of its available-for-sale securities, which is the average cost method. Realized gains and losses are included in other income (expense).

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

Capitalized Software

Certain costs to obtain internal use software for significant systems projects are capitalized and amortized over the estimated useful life of the software, which ranges from three to ten years. Costs to obtain software for projects that are not significant are expensed as incurred. Capitalized software, net of accumulated amortization, included in other assets, was $394 million and $407 million, at December 31, 2004 and 2003, respectively. Amortization expense was $90 million, $71 million and $39 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Investments

In January 2003, the Company adopted FASB Interpretation No. 46 (FIN 46 or Interpretation), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN 46 clarifies the application of Accounting Research Bulletin (ARB) No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Such entities are known as variable interest entities (VIEs). The FASB issued a revision to FIN 46 (FIN 46-R) in December 2003. FIN 46-R is effective for the interim period ending March 31, 2004 for all new or existing VIEs. The adoption of FIN 46 had no effect on the Company’s financial statements.

If an entity does not meet the definition of a VIE under FIN 46, the Company accounts for the entity under the provisions of Accounting Research Bulletin (ARB) No. 51, Consolidated Financial Statements, as amended by SFAS No. 94, Consolidation of All Majority-Owned Subsidiaries, which requires that the Company consolidates all majority (more than 50%) owned subsidiaries where it has the ability to exercise control. The Company accounts for 50% or less owned companies over which it has the ability to exercise significant influence using the equity method of accounting. The Company’s share of net income or losses of equity investments is included in equity in net income of affiliates in the consolidated statement of earnings. The Company periodically reviews these equity investments for impairment and adjusts these investments to their fair value when a decline in market value is deemed to be other than temporary. During 2002, the Company recorded an asset impairment charge of $379 million for an other-than-temporary decline in the market value of ImClone Systems Incorporated (ImClone).

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

Goodwill and Other Intangible Assets

The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, on January 1, 2002, with certain provisions adopted as of July 1, 2001 with respect to amortization of goodwill arising from acquisitions made after June 30, 2001. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside a business combination and the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition. Under SFAS No. 142, goodwill is no longer amortized but is subject to annual impairment tests.

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

Restructuring

To downsize and streamline operations and rationalize manufacturing facilities, the Company has periodically recorded restructuring charges. As a result, the Company has made estimates and judgments regarding its future plans, including future termination benefits and other exit costs when approved and incurred, Actual results could vary from these estimates, resulting in an adjustment to earnings.

Product Liability

Accruals for product liability are recorded on an undiscounted basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on existing information. These accruals are adjusted periodically as assessment efforts progress or as additional information becomes available. Receivables for related insurance or other third-party recoveries for product liabilities are recorded, on an undiscounted basis, when it is probable that a recovery will be realized and classified as a reduction of litigation charges in the consolidated statement of earnings.

Contingencies

In the normal course of business, the Company is subject to contingencies, such as legal proceedings and claims arising out of its business, that cover a wide range of matters, including, among others, product liability, environmental liability and tax matters. In accordance with SFAS No. 5, Accounting for Contingencies, the Company records accruals for such contingencies when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. For a discussion of contingencies, reference is made to “—Note 8. Income Taxes” and “—Note 21. Legal Proceedings and Contingencies.”

Derivative Financial Instruments

Derivative financial instruments are used by the Company principally in the management of its interest rate and foreign currency exposures. The Company does not hold or issue derivative financial instruments for speculative purposes.

The Company records all derivative instruments on the balance sheet at fair value. Changes in a derivative’s fair value are recognized in earnings unless specific hedge criteria are met. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in the consolidated statement of earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (loss) and are subsequently recognized in the consolidated statement of earnings when the hedged item affects earnings; cash flows are classified consistent with the underlying hedged item. For purchased foreign currency options the entire change in fair value is included in the measurement of hedge effectiveness for cash flow hedges. Ineffective portions of changes in the fair value of cash flow hedges, if any, are recognized as a charge or credit to earnings.

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

Shipping and Handling Costs

The Company typically does not charge customers for shipping and handling costs. Shipping and handling costs, when charged, are included in marketing, selling and administrative expenses and for 2004, 2003 and 2002 were $245 million, $243 million and $231 million, respectively.

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1 ACCOUNTING POLICIES (Continued)

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense was $479 million, $448 million and $393 million in 2004, 2003 and 2002, respectively.

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

Acquired In-Process Research and Development

The fair value of in-process research and development acquired in a business combination is determined by independent appraisal and based on the present value of each research project’s projected cash flows. An income approach is utilized that is consistent with guidance in the practice aid Assets Acquired in Business Combinations to Be Used in Research and Development Activities: A Focus on Software, Electronic Devices and Pharmaceutical Industries issued by the American Institute of Certified Public Accountants. Future cash flows are predominately based on the net income forecast of each project consistent with historical pricing, margins and expense levels of similar products. Revenues are estimated based on relevant market size and growth factors, expected industry trends, individual project life cycles and the life of each research project’s underlying patent. In determining the fair value of each research project, expected revenues are first adjusted for technical risk of completion. The resulting cash flows are then discounted at a rate approximating the Company’s weighted average cost of capital. Other acquired in-process research and development is expensed as incurred when the underlying product has not received regulatory approval and does not have any future alternative use. In addition, costs that are nonrefundable, related to the acquisition or licensing of products that have not yet received regulatory approval to be marketed and that have no alternative future use are charged to earnings as incurred.

Earnings Per Share

Basic earnings per common share are computed using the weighted-average number of shares outstanding during the year. Diluted earnings per common share are computed using the weighted-average number of shares outstanding during the year plus the incremental shares outstanding assuming the exercise of dilutive stock options, restricted stock and convertible instruments.

Foreign Currency Translation

The net assets of the Company’s foreign subsidiaries are translated into U.S. dollars using current exchange rates. The U.S. dollar effects that arise from translating the net assets of these subsidiaries at changing rates are recorded in the foreign currency translation adjustment account, which is included in other comprehensive income.

Stock Compensation Plans

Currently, the Company applies Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock-based compensation plans and discloses the pro forma net income and related pro forma income per share information in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation Costs—Transition and Disclosure. The Company does not recognize compensation expense for stock options granted under the plans as the exercise price of the option on the date of grant is equal to the fair market value as of that date. For grants of restricted stock, the Company recognizes compensation expense on a straight-line basis over the period that the restrictions expire.

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1 ACCOUNTING POLICIES (Continued)

The following table summarizes the Company’s results on a pro forma basis as if it had recorded compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed in SFAS No. 123 for 2004, 2003 and 2002:

	2004	2003	2002
Net Earnings:	(dollars in millions, except per share data)
As reported	$2,388	$3,106	$2,137
Total stock-based employee compensation expense, included in reported net income, net of related tax effects	19	14	12
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(138)	(195)	(261)

Pro forma	$2,269	$2,925	$1,888

Basic earnings per share:
As reported	$1.23	$1.60	$1.11
Pro forma	1.17	1.51	.98
Diluted earnings per share:
As reported	$1.21	$1.59	$1.10
Pro forma	1.15	1.50	.97

Options related to discontinued operations have no impact on basic and diluted earnings per share. See “—Note 16. Stockholders’ Equity” for additional information.

Recently Issued Accounting Standards

In December 2004, the FASB issued revised SFAS No. 123 (SFAS No. 123R), Share-Based Payment. This standard eliminates the ability to account for share-based compensation transactions using the intrinsic value-based method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and requires instead that such transactions be accounted for using a fair-value-based method. SFAS No. 123R is effective for financial statements issued for the first interim period beginning after June 15, 2005. Currently, the Company discloses the pro forma net income and related pro forma income per share information in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation Costs—Transition and Disclosure. The Company is evaluating the impact of this statement which could have a material impact on its results of operations.

In December 2004, the FASB issued FSP No. 109-1—Application of SFAS No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004. The effect of the adoption of FSP No. 109-1 is not material to the Company’s consolidated financial statements. See “—Income Taxes” above.

In December 2004, the FASB issued FAS 153, Exchanges of Nonmonetary Assets. The provisions of this Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The provisions of this Statement should be applied prospectively, and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. The adoption of this accounting pronouncement is not expected to have a material effect on the consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs – an Amendment of ARB No. 43, Chapter 4. The standard requires abnormal amounts of idle facility and related expenses to be recognized as current period charges and also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is evaluating the impact that this statement will have on its financial position and results of operations.

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1 ACCOUNTING POLICIES (Continued)

In June 2004, the FASB issued FSP No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Medicare Act). The Medicare Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. FSP No. 106-2 requires that the effects of the new law be accounted for under SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. The Company adopted FSP No. 106-2 in the third quarter of 2004, retroactive to January 1, 2004. There was a reduction in net periodic benefit cost for other benefits of $8 million for 2004, based on the re-measurement of the accumulated postretirement benefit obligation as of January 1, 2004. The effect of the adoption of FSP No. 106-2 was not material to the Company’s consolidated financial statements. See “Item 8. Financial Statements—Note 20. Pension and Other Postretirement Benefit Plans.”

In March 2004, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 03-06, Participating Securities and the Two-Class Method Under FAS 128, which requires the use of the two-class method of computing earnings per share for those enterprises with participating securities or multiple classes of common stock. The consensus is effective for fiscal periods beginning after March 31, 2004. The adoption of EITF No. 03-06 did not affect the Company’s consolidated financial statements.

In December 2003, the FASB revised FIN 46, Consolidation of Variable Interest Entities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 (as revised) apply immediately to variable interest entities created after January 31, 2003 and to existing entities in the first fiscal year or interim period ending after March 15, 2004. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. This accounting pronouncement did not have a material effect on the consolidated financial statements.

Note 2 ALLIANCES AND INVESTMENTS

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

The Company acts as the operating partner for the territory covering the Americas and Australia and owns a 50.1% majority controlling interest in this territory. Sanofi’s ownership interest in this territory is 49.9%. As such, the Company consolidates all country partnership results for this territory and records Sanofi’s share of the results as a minority interest, net of taxes, which was $502 million in 2004, $351 million in 2003 and $292 million in 2002. The Company recorded sales in this territory and in comarketing countries (Germany, Italy, Spain and Greece) of $4,257 million in 2004, $3,224 million in 2003 and $2,476 million in 2002.

Sanofi acts as the operating partner of the territory covering Europe and Asia and owns a 50.1% majority financial controlling interest in this territory. The Company’s ownership interest in this territory is 49.9%. The Company accounts for the investment in partnership entities in this territory under the equity method and records its share of the results in equity in net income of affiliates in the consolidated statement of earnings. The Company’s share of net income from these partnership entities before taxes was $269 million in 2004, $187 million in 2003 and $120 million in 2002.

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2 ALLIANCES AND INVESTMENTS (Continued)

In 2001, the Company and Sanofi formed an alliance for the copromotion of irbesartan, as part of which the Company contributed the irbesartan distribution rights in the United States and Sanofi paid the Company a total of $350 million in 2002 and 2001. The Company accounted for this transaction as a sale of an interest in a license and deferred and amortized the $350 million in other income over the expected useful life of the license, which is approximately eleven years. The Company recognized other income of $32 million, $31 million and $31 million in 2004, 2003 and 2002, respectively. The unamortized portion of the deferred income is recorded in the liabilities section of the consolidated balance sheet and was $248 million and $280 million as of December 31, 2004 and 2003, respectively.

Otsuka

The Company has a worldwide commercialization agreement with Otsuka Pharmaceutical Co., Ltd. (Otsuka), to codevelop and copromote ABILIFY* (aripiprazole) for the treatment of schizophrenia and related psychotic disorders, except in Japan, China, Taiwan, North Korea, South Korea, the Philippines, Thailand, Indonesia, Pakistan, and Egypt. The Company began copromoting the product with Otsuka in the U.S. and Puerto Rico in November 2002. In June 2004, the Company received marketing approval from the European Commission. The product is currently copromoted with Otsuka in the United Kingdom and Germany, and will also be copromoted in France and Spain. The Company records alliance revenue for its contractual share of the net sales in these copromotion countries, excluding the United Kingdom, and records all expenses related to the product. Alliance revenue is recorded by the Company as net sales based upon 65% of Otsuka’s net sales in the copromotion countries. The Company recognizes this alliance revenue when ABILIFY* is shipped and all risks and rewards of ownership have transferred to Otsuka’s customers. In the UK, the Company records 100% of the net sales and related cost of products sold.

The Company also has an exclusive right to sell ABILIFY* in a number of other countries in Europe, the Americas and Asia. In these countries, as sales commence, the Company will record 100% of the net sales and related cost of products sold. Under the terms of the agreement, the Company purchases the product from Otsuka and performs finish manufacturing for sale by the Company to its customers. The agreement expires in November 2012 in the U.S. and Puerto Rico. For the countries in the European Union where the Company has an exclusive right to sell ABILIFY*, the agreement expires on the tenth anniversary of the first commercial sale. In each other country where the Company has the exclusive right to sell ABILIFY*, the agreement expires on the later of the tenth anniversary of the first commercial sale in such country or expiration of the applicable patent in such country.

The Company recorded revenue for ABILIFY* of $593 million in 2004, $283 million in 2003 and $25 million in 2002. Total milestone payments made to Otsuka under the agreement through December 2004 were $217 million, of which $157 million was expensed as acquired in-process research and development. The remaining $60 million was capitalized in other intangible assets and is amortized in cost of products sold over the remaining life of the agreement in the U.S., ranging from eight to eleven years. Included in the $60 million of capitalized payments is a $10 million payment made in July 2004 for attainment of marketing approval by the European Union. The Company amortized in cost of products sold $5 million in 2004, $5 million in 2003 and $3 million in 2002. The unamortized capitalized payment balance was $47 million and $52 million as of December 31, 2004 and 2003, respectively.

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

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2 ALLIANCES AND INVESTMENTS (Continued)

With respect to the $200 million of milestone payments the Company paid ImClone in 2002 and 2003, $160 million was expensed in the first quarter of 2002 as acquired in-process research and development, and $40 million was recorded as an additional equity investment to eliminate the income statement effect of the portion of the milestone payment for which the Company has an economic claim through its ownership interest in ImClone. The Company accounts for the $250 million approval milestone paid in March 2004 as a license acquisition and amortizes the payment into cost of products sold over the expected useful life of the license, which is approximately fourteen years. In 2004, the amortization expense was $14 million. The unamortized portion of the approval payment is recorded in other intangibles, net and was $236 million at December 31, 2004.

The Company accounts for its investment in ImClone under the equity method and records its share of the results in equity in net income of affiliates in the consolidated statement of earnings. In 2002, the Company recorded a pre-tax charge of $379 million for an other than temporary decline in the market value of ImClone based on the decline in value of ImClone’s share during 2002. The Company’s recorded investment in ImClone common stock as of December 31, 2004 and 2003 was $72 million and $63 million, respectively, representing approximately 17% and 19% of the ImClone shares outstanding, respectively. On a per share basis, the carrying value of the ImClone investment and the closing market price of the ImClone shares as of December 31, 2004 were $5.03 and $46.08, respectively, compared to $4.41 and $39.66, respectively, as of December 31, 2003.

The Company determines its equity share in ImClone’s net income or loss by eliminating from ImClone’s results the milestone revenue ImClone recognizes for the pre-approval milestone payments that were recorded by the Company as additional equity investment. For its share of ImClone’s results of operations, the Company recorded net income of $9 million in 2004, and net losses of $36 million and $40 million in 2003 and 2002, respectively. The Company recorded net sales for ERBITUX* of $261 million in 2004.

Merck

In April 2004, the Company entered into a collaboration agreement with Merck & Co., Inc. (Merck) for worldwide codevelopment and copromotion for muraglitazar, the Company’s dual PPAR (peroxisome proliferator activated receptor) agonist, currently in Phase III clinical development for use in treating Type 2 diabetes. In December 2004 the Company submitted a New Drug Application (NDA) to the FDA for regulatory approval of murgalitazar. Under the terms of the agreement, the Company received a $100 million upfront payment in May 2004, and was entitled to receive an additional $55 million milestone payment in December 2004, which was subsequently received in January 2005. The Company is entitled to receive $220 million in additional payments upon achievement of certain regulatory milestones. The Company and Merck will jointly develop the clinical and marketing strategy for muraglitazar, share equally in future development and commercialization costs and copromote the product to physicians on a global basis, with Merck to receive payments based on net sales levels.

The upfront payment of $100 million received in May 2004 was deferred and amortized in other income over the expected remaining useful life of the agreement, which is approximately sixteen years. In 2004 the Company recognized $4 million of these payments in other income. The $55 million milestone payment was deferred and recorded as a receivable in December 2004, and will be amortized into other income, beginning in January 2005, over the remaining useful life of the agreement. In addition, the Company records Merck’s share of codevelopment costs as a reduction to research and development expense and Merck’s share of copromotion costs as a reduction to advertising and product promotion expense.

Summary Financial Information

Following is summarized financial information for the Company’s equity investments in ImClone and a joint venture with Sanofi in Europe and Asia:

	2004	2003	2002
	(unaudited, dollars in millions)
Revenues	$2,427	$1,605	$1,051
Gross profit	1,965	794	535
Net income	673	288	107
Current assets	2,206	827	822
Non-current assets	371	259	200
Current liabilities	1,447	829	533
Non-current liabilities	949	527	626

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3 RESTRUCTURING AND OTHER ITEMS

2004 Activities

During 2004, the Company recorded pretax restructuring and other charges of $116 million, relating to downsizing and streamlining of worldwide operations and rationalization of worldwide manufacturing operations. Of this charge, $102 million relates primarily to employee termination benefits for approximately 2,000 employees, including manufacturing, administrative and sales personnel in Europe, North America, Asia and Latin America. Other exit costs of $5 million relate primarily to lease termination costs, while other items of $9 million relate primarily to relocation expenses as a result of the consolidation of research facilities. These charges were partially offset by an adjustment due to changes in estimates to prior period reserves of $8 million, which principally is due to reduced separation costs, and also a $4 million gain on the sale of a research facility previously written off as restructuring. The Company expects to complete these restructuring activities by 2006.

The following table presents a detail of provision for restructuring and other items by operating segment and type. The Company does not allocate restructuring charges to its business segments.

	Employee Terminations	Employee Termination Benefits	Other Exit Costs	Other Items	Total
	(dollars in millions)
Pharmaceuticals	1,650	$84	$5	$9	$98
Other Healthcare	350	18	—	—	18

	2,000	$102	$5	$9	116

Reduction in reserves for changes in estimates					(8)
Gain on sale of research property					(4)

Provision for restructuring and other items					$104

In addition, the Company recorded $107 million in asset impairments and accelerated depreciation relating to the rationalization of manufacturing operations primarily in cost of products sold and $55 million in research and development related to the upfront payments for 4 licensing agreements, which were not allocated to business segments.

2003 Activities

During 2003, the Company recorded pretax restructuring and other charges of $65 million, relating to downsizing and streamlining of worldwide operations and rationalization of worldwide manufacturing operations. Of this charge, $50 million relates primarily to termination benefits for approximately 950 employees, including manufacturing, administrative and sales personnel in Europe, North America, Asia and Latin America. Other items of $15 million relate primarily to relocation expenses as a result of the consolidation of research facilities. These charges were partially offset by an adjustment due to changes in estimates to prior period reserves of $39 million, which principally is due to higher than anticipated proceeds from disposal of assets and reduced separation costs. The Company expects to complete these restructuring activities by 2006.

The following table presents a detail of provision for restructuring and other items by operating segment and type. The Company does not allocate restructuring charges to its business segments.

	Employee Terminations	Employee Termination Benefits	Other Exit Costs	Other Items	Total
	(dollars in millions)
Pharmaceuticals	850	$39	$3	$15	$57
Other Healthcare	100	8	—	—	8

Subtotal	950	$47	$3	$15	65

Reduction in reserves for changes in estimates					(39)

Provision for restructuring and other items					$26

In addition, the Company recorded $67 million in asset impairments and accelerated depreciation relating to the rationalization of manufacturing operations in cost of products sold and $102 million in research and development related to the upfront payments for four licensing agreements, which were not allocated to business segments.

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3 RESTRUCTURING AND OTHER ITEMS (Continued)

2002 Activities

During 2002, the Company recorded pre-tax restructuring and other charges of $160 million, relating to a reduction or elimination of non-strategic research efforts as well as the consolidation of research facilities, workforce reductions and downsizing and streamlining of worldwide operations. Of this charge, $71 million relates to employee termination benefits for approximately 1,040 employees, including research, manufacturing, sales, and administrative personnel, $51 million represents asset write-downs including a $24 million impairment charge for the Company’s investment in Deltagen and $38 million for other exit costs for the closure of facilities and other related expenses. These charges were offset by an adjustment to prior period restructuring reserves of $146 million, $65 million of which is due to lower than expected separation costs, $59 million due to higher than anticipated proceeds from disposal of assets previously written off as restructuring and $22 million for projects that have been cancelled. In addition, a $17 million adjustment to cost of products sold was made to reflect the reversal of inventory reserves associated with cancelled projects. The Company has completed these restructuring activities.

The following table presents a detail of provision for restructuring and other items by operating segment and type. The Company does not allocate restructuring charges to its business segments.

	Employee Terminations	Employee Termination Benefits	Other Exit Costs	Other Items	Total
	(dollars in millions)
Pharmaceuticals	901	$62	$38	$19	$119
Nutritionals	92	5	—	—	5
Other Healthcare	22	2	—	5	7
Corporate/Other	25	2	—	27	29

Subtotal	1,040	$71	$38	$51	160

Reduction in reserves for changes in estimates					(146)

Provisions for restructuring and other items					$14

In addition, $69 million of accelerated depreciation relating to the planned shutdown of research facilities in the United States has been included in research and development expense, and $2 million for inventory write-offs associated with these projects has been included in cost of products sold. In the third quarter of 2002, the Company recorded a pre-tax restructuring charge of $79 million for severance and other exit costs associated with the consolidation of research and development efforts and the closure of two leased facilities. As a result of this action, an impairment assessment was performed on long lived assets used at these sites in accordance with SFAS 144. The Company concluded that although the $69 million of assets were recoverable, the remaining useful life of these assets (mainly laboratory equipment and leasehold improvements for which there was no alternate use or residual value) was accelerated from 4 years to 3 months to reflect the date of abandonment of the facilities (the fourth quarter of 2002).

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3 RESTRUCTURING AND OTHER ITEMS (Continued)

Rollforward

Restructuring charges and spending against liabilities associated with prior and current actions are as follows:

	Employee Termination Liability	Other Exit Cost Liability	Total
	(dollars in millions)
Balance at December 31, 2001	$243	$41	$284
Charges	71	38	109
Spending	(155)	(29)	(184)
Changes in estimate	(92)	(8)	(100)

Balance at December 31, 2002	67	42	109
Charges	47	3	50
Spending	(56)	(35)	(91)
Changes in estimate	(7)	(3)	(10)

Balance at December 31, 2003	$51	$7	$58
Charges	102	5	107
Spending	(68)	(9)	(77)
Changes in estimate	(8)	—	(8)

Balance at December 31, 2004	$77	$3	$80

These liabilities are included in accrued expenses in the consolidated balance sheet.

Note 4 ACQUISITIONS AND DIVESTITURES

In February 2004, the Company completed the divestiture of its Adult Nutritional business to Novartis AG (Novartis) for $386 million, included $20 million contingent on the achievement of contractual requirements, which were satisfied, and a $22 million upfront payment for a supply agreement. The Company recorded a pre-tax gain of $320 million ($198 million net of tax), which included the $20 million contingent payment, and a $5 million reduction in Company goodwill associated with the Mead Johnson product lines. In 2003, Adult Nutritional products recorded sales of over $200 million.

In April 2004, the Company completed the acquisition of Acordis Speciality Fibres (Acordis), which is headquartered in the United Kingdom and supplies materials to ConvaTec for its Wound Therapeutics line. The acquisition is expected to strengthen the Company’s leadership position in wound therapies. The Company purchased all the stock of Acordis for $150 million, and incurred $8 million of acquisition costs in connection with the transaction. An additional $10 million payment is contingent on the achievement of future sales volumes. The purchase price for the acquisition was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. Of the $158 million, $63 million was allocated to in-process research and development, which represents the estimated fair value of acquired in-process projects, consisting primarily of Medicel, a wound therapeutics product, which had not yet reached technological feasibility and had no alternative future use, and was therefore expensed. The estimated fair value of these projects was determined by employment of a discounted cash flow model; and $22 million was assigned to identifiable intangible assets, predominantly patents. The excess of the purchase price over the estimated fair values of net assets acquired was approximately $73 million and was recorded as goodwill. This acquisition was accounted for by the purchase method, and, accordingly, results of operations have been included in the accompanying consolidated financial statements from the date of acquisition.

In 2002, the Company completed the sale of two branded products, MOISTUREL* and DURICEF*, which resulted in a pre-tax gain of $30 million.

Note 5 DISCONTINUED OPERATIONS

In December 2004, committed to a plan to sell OTN and entered into a definitive sale agreement with One Equity Partners LLC. OTN is a leading specialty distributor of pharmaceutical products to office-based oncologists in the United States and was formerly reported as a distinct operating segment. The transaction is expected to be completed in the first half of 2005. The sale price will be equal to $210 million, plus a sale price adjustment (the Sale Price Adjustment) based on the excess of current assets over current

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5 DISCONTINUED OPERATIONS (Continued)

liabilities (Working Capital) on the closing date. The sale price shall be increased or decreased by the amount by which Working Capital exceeds or is less than $50 million on the closing date. The sale will result in a pre-tax gain of approximately $40 to $50 million, subject to the Sale Price Adjustment and other post-closing matters. The gain from the sale of OTN will be recognized on the closing date.

The following amounts related to the OTN business have been segregated from continuing operations and reported as discontinued operations, and do not reflect the costs of certain services provided to OTN by the Company. Such costs, which are not allocated by the Company to OTN, are for services which include legal counsel, insurance, external audit fees, payroll processing, and certain human resource services and information technology systems support.

	Year ended December 31,
	2004	2003	2002
	(dollars in millions)
Net sales	$2,506	$2,241	$1,898
Cost of products sold	2,444	2,186	1,842

Gross profit	62	55	56
Total operating expenses	47	41	43

Earnings before income taxes	15	14	13
Provision for income taxes	5	5	5

Net earnings from discontinued operations	$10	$9	$8

The net earnings from discontinued operations also includes $32 million in the 2002 statement of earnings primarily related to a reduction in the tax contingency reserve related to the spin-off of Zimmer Holdings, Inc. in 2001.

The following is a summary of the assets and liabilities of discontinued operations that are expected to be sold. The amounts presented below were derived from historical financial information of OTN and adjusted to exclude cash and inter-company receivables and payables between OTN and the Company, which were excluded from the divestiture. In addition, goodwill related to OTN at December 31, 2004 of $80 million has been excluded from the following summary of net assets to be disposed, which will be considered in determining the gain on the sale on the date the transaction is consummated.

(dollars in millions)
Assets
Receivables, net	$319
Other current assets	2

Total Current Assets	321
Property, plant and equipment	3
Other non-current assets	8

Total Assets	$332

Liabilities
Accounts payable	$535
Accrued expenses	7

Total liabilities	$542

Net assets to be sold	$(210)

The accounts payable balance primarily includes payables to McKesson Corporation (McKesson) at December 31, 2004, which is usually paid within the first five days of each month for goods shipped in the preceding month. As a result of the timing of these accounts payable balances, OTN has a net liability balance as of December 31, 2004.

The consolidated statement of cash flows includes the OTN business for all periods presented. The Company uses a centralized approach to the cash management and financing of its operations and accordingly, debt is not allocated to this business. Cash inflows from operating and investing activities of discontinued operations were $132 million and $95 million for the years ended December 31, 2004 and 2003, respectively and cash outflows were $127 million for the year ended December 31, 2002.

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6 EARNINGS PER SHARE

The numerator for basic earnings per share is net earnings available to common stockholders. The numerator for diluted earnings per share is net earnings available to common stockholders with interest expense added back for the assumed conversion of the convertible debt into common shares. The denominator for basic earnings per share is the weighted average number of common shares outstanding during the period. The denominator for diluted earnings per share is weighted average shares outstanding adjusted for the effect of dilutive stock options. The computations for basic earnings per common share and diluted earnings per common share are as follows:

	Year Ended December 31,
	2004		2003		2002
	(dollars in millions, except per share amounts)
Earnings from Continuing Operations(1)	$2,378		$3,097		$2,059

Discontinued Operations:
Net earnings	10		9		40
Net gain on disposal	—		—		38

	10		9		78

Net Earnings	$2,388		$3,106		$2,137

Basic:
Average Common Shares Outstanding	1,942		1,937		1,936

Earnings from Continuing Operations	$1.23		$1.60		$1.07

Discontinued Operations:
Net earnings	—		—		.02
Net gain on disposal	—		—		.02

	—		—		.04

Net Earnings	$1.23		$1.60		$1.11

Diluted:
Average Common Shares Outstanding	1,942		1,937		1,936
Conversion of Convertible Debt Bonds	29		7		—
Incremental Shares Outstanding Assuming the Exercise of Dilutive Stock Options	5		6		6

	1,976		1,950		1,942

Earnings from Continuing Operations	$1.21	(1)	$1.59	(1)	$1.06

Discontinued Operations:
Net earnings	—		—		.02
Net gain on disposal	—		—		.02

	—		—		.04

Net Earnings	$1.21		$1.59		$1.10

Weighted-average shares issuable upon the exercise of stock options, which were not included in the diluted earnings per share calculation because they were not dilutive, were 126 million in 2004, 114 million in 2003, and 121 million in 2002.

(1)	Net earnings in 2004 and 2003 include interest expense of $7 million and $1 million, respectively, added back for the assumed conversion of the convertible debt into common shares.

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7 OTHER EXPENSE, NET

The components of other expense, net are:

	Year Ended December 31,
	2004	2003	2002
	(dollars in millions)
Interest expense	$310	$277	$364
Interest income	(105)	(65)	(81)
Foreign exchange transaction loss, net	5	23	29
Other, net	(158)	(56)	(83)

Other expense, net	$52	$179	$229

In 2004, 2003 and 2002 interest expense was reduced by net interest swap gains of $151 million, $116 million and $23 million, respectively. Interest income relates primarily to cash, cash equivalents and investments in marketable securities. Other income includes income from third-party contract manufacturing, royalty income and gains and losses on disposal of property, plant and equipment.

Note 8 INCOME TAXES

The components of earnings (loss) from continuing operations before minority interest and income taxes were:

	Year Ended December 31,
	2004	2003	2002
	(dollars in millions)
U.S.	$478	$899	$(549)
Non-U.S.	3,940	3,781	3,297

	$4,418	$4,680	$2,748

The above amounts are categorized based on the location of the taxing authorities.

The provision/(benefit) for income taxes attributable to continuing operations consisted of:

	Year Ended December 31,
	2004	2003	2002
	(dollars in millions)
Current:
U.S.	$513	$423	$218
Non-U.S.	728	538	639

	1,241	961	857

Deferred:
U.S.	264	232	(431)
Non-U.S.	14	17	(40)

	278	249	(471)

	$1,519	$1,210	$386

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8 INCOME TAXES (Continued)

The Company’s provision for income taxes in 2004, 2003 and 2002 was different from the amount computed by applying the statutory U.S. federal income tax rate to earnings from continuing operations before minority interest and income taxes, as a result of the following:

	% of Earnings Before Minority Interest and Income Taxes
	2004		2003		2002
	(dollars in millions)
Earnings from Continuing Operations Before Minority Interest and Income Taxes	$4,418		$4,680		$2,748

U.S. statutory rate	1,546	35.0%	1,638	35.0%	962	35.0%
Effect of operations in Ireland, Puerto Rico and Switzerland	(660)	(14.9)%	(734)	(15.7)%	(494)	(18.0)%
State and local taxes (net of valuation allowance)	(14)	(0.3)%	14	0.3%	156	5.7%
Changes in estimate for contingent tax matters	293	6.6%	197	4.2%	(104)	(3.8)%
Non-deductible reserves	12	0.3%	88	1.9%	—	—
Anticipated dividend repatriation under AJCA	575	13.0%	—	—	—	—
Federal and foreign valuation allowance	142	3.2%	133	2.8%	—	—
Foreign and other	(375)	(8.5)%	(126)	(2.7)%	(134)	(4.9)%

	$1,519	34.4%	$1,210	25.8%	$386	14.0%

The effective income tax rate on earnings from continuing operations before minority interest and income taxes was 34.4% in 2004 compared with 25.8% in 2003 and 14.0% in 2002. The higher effective tax rate in 2004 is attributable primarily to a $575 million charge for estimated deferred taxes taken in the fourth quarter in anticipation of repatriating in 2005 approximately $9 billion in special dividends from the Company’s non-U.S. subsidiaries pursuant to the AJCA, an increase in estimates for contingent tax matters in 2004 compared to 2003, and a charge related to the establishment of a valuation allowance against certain charitable contribution carryforwards, partially offset by the favorable resolution of certain tax refund claims, increased foreign tax credits, and in 2003, the effect of certain litigation reserves as non-deductible. The increase in the 2003 effective tax rate over the 2002 effective tax rate is primarily due to the decrease in effective tax rate benefit from operations in Ireland, Puerto Rico and Switzerland, the treatment of provisions for certain litigation reserves as non-deductible, and an increase in estimates for contingent tax matters in 2003 compared to 2002.

The components of current and non-current deferred income tax assets (liabilities) were:

	December 31,
	2004	2003
	(dollars in millions)
Acquired in-process research and development	$1,156	$1,253
Intercompany profit and other inventory items	274	360
Foreign tax credit carryforward	801	425
Deferred income	194	88
Alternative minimum tax and research and development credit carryforward	89	76
Charitable contribution carryforward	135	35
State tax net operating loss carryforward	194	191
Foreign net operating loss and credit carryforward	277	193
Postretirement and pension benefits	(213)	(188)
Depreciation	(332)	(316)
Deferred foreign currency gain/loss	120	121
Anticipated dividend repatriation under AJCA	(575)	—
Other, net	100	56

	2,220	2,294
Valuation allowance	(507)	(368)

Deferred tax assets, net	$1,713	$1,926

Recognized as:
Deferred Income Taxes – Current	$805	$864
Deferred Income Taxes – Non-Current	1,129	1,234
U.S. and Foreign Income Taxes Payable	18	17
Other Liabilities – Non-Current	203	155

Total	$1,713	$1,926

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8 INCOME TAXES (Continued)

The valuation allowance of $507 million at December 31, 2004 relates to $56 million of foreign and state net deferred tax assets, $334 million of foreign and state net operating loss and tax credit carryforwards, and $117 million of charitable contribution carryforwards that the Company currently believes are not likely to be realized.

Income taxes paid during the year were $822 million, $869 million and $2,491 million in 2004, 2003 and 2002, respectively.

The current tax benefit realized upon the exercise of stock options is charged to capital in excess of par value of stock and amounted to $26 million, $10 million and $45 million in 2004, 2003 and 2002, respectively.

As of December 31, 2004, the Company had approximately $16.9 billion of undistributed earnings of foreign subsidiaries. The Company accrued a provision for $575 million of estimated deferred taxes in the fourth quarter of 2004 in anticipation of repatriating approximately $9 billion of these earnings in 2005 pursuant to the AJCA. The Company’s estimate of the tax cost related to the repatriation may be revised as a result of additional guidance or clarifying language that may be issued by Congress and/or the Department of the Treasury, or any changes in the Company’s factual assumptions that may occur. Taxes were not provided on the balance of undistributed earnings of approximately $7.9 billion, as the Company has invested or expects to invest these undistributed earnings permanently offshore. If in the future these earnings are repatriated to the United States, or if the Company determines such earnings will be remitted in the foreseeable future, additional tax provisions would be required. Due to complexities in the tax laws and the assumptions that would have to be made, it is not practicable to estimate the amounts of income taxes that would have to be provided.

The Company has settled its U.S. federal income tax returns with the Internal Revenue Service (IRS) through 1997.

The Company establishes liabilities for possible assessments by taxing authorities resulting from known tax exposures including, but not limited to, transfer pricing, certain tax credits, and various state and foreign tax matters. Such amounts represent a reasonable provision for taxes ultimately expected to be paid, and may need to be adjusted over time as more information becomes known. As of December 31, 2004, there are certain tax contingencies for which no liabilities have been established. Although the Company cannot reasonably estimate the possible amount of any such contingency, it is possible that such contingencies could be material. The effect of changes in estimates related to contingent tax matters is included in the rate reconciliation above. During the year ended December 31, 2002, the Company recognized an income tax benefit of $261 million due to the settlement of certain prior year tax matters and the determination by the Company as to the expected settlement of tax litigation.

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

Note 9 RECEIVABLES

The major categories of receivables follow:

	December 31,
	2004	2003
	(dollars in millions)
Trade receivables	$3,350	$3,011
Miscellaneous receivables	1,201	803

	4,551	3,814
Less allowances	178	154

Receivables, net	$4,373	$3,660

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10 INVENTORIES

The major categories of inventories follow:

	December 31,
	2004	2003
	(dollars in millions)
Finished goods	$1,097	$1,005
Work in process	458	416
Raw and packaging materials	275	180

Inventories, net	$1,830	$1,601

Note 11 CONSIGNMENT

Through 2002, the Company experienced a substantial buildup of wholesaler inventories in its U.S. pharmaceuticals business resulting from sales incentives offered by the Company to its wholesalers. In October 2002, the Company determined that it was required to restate its sales and earnings to correct errors in timing of revenue recognition for certain sales made to two of the largest wholesalers of the U.S. pharmaceuticals business. The Company determined that these sales should be accounted for under the consignment model as described under “-Note 1, Accounting Policies-Revenue Recognition,” based in part on the relationship between the amount and nature of incentives offered to these wholesalers and the amount of inventory held by these wholesalers. Under the consignment model, these transactions resulted in deferred revenue of $12 million as of December 31, 2003. There were no deferred revenue as of December 31, 2004 as inventory accounted for using the consignment model was fully worked down. The Company recognized approximately $10 million, $321 million and $1,397 million of deferred revenue as net sales in 2004, 2003 and 2002, respectively, net of rebates, returns and adjustments.

Note 12 PROPERTY, PLANT AND EQUIPMENT

The major categories of property, plant and equipment follow:

	December 31,
	2004	2003
	(dollars in millions)
Land	$266	$241
Buildings	4,497	3,917
Machinery, equipment and fixtures	4,686	4,197
Construction in progress	560	1,087

	10,009	9,442
Less accumulated depreciation	4,244	3,730

Property, plant and equipment, net	$5,765	$5,712

Capitalized interest is included in the categories of property, plant and equipment shown above. The Company capitalized interest of $10 million, $35 million and $16 million in the years ended December 31, 2004, 2003 and 2002, respectively.

Note 13 GOODWILL

The changes in the carrying amount of goodwill for the years ended December 31, 2004 and 2003 were as follows:

	Pharmaceuticals Segment	Nutritionals Segment	Other Healthcare Segment	Discontinued Operations	Total
	(dollars in millions)
Balance as of December 31, 2002 and 2003	$4,448	$118	$190	$80	$4,836
Purchase accounting adjustments:
Reduction due to Sale of Adult Nutritional Business	—	(5)	—	—	(5)
Purchase price and allocation adjustments	—	—	74	—	74

Balance as of December 31, 2004	$4,448	$113	$264	$80	$4,905

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14 OTHER INTANGIBLE ASSETS

Intangible assets by major asset class were as follows:

	December 31,
	2004	2003
	(dollars in millions)
Patents/Trademarks	$278	$253
Licenses	523	248
Technology	1,787	1,783

	2,588	2,284
Less accumulated amortization	722	552

Net carrying amount	$1,866	$1,732

Amortization expense for other intangible assets (the majority of which is included in costs of products sold) for the years ended December 31, 2004, 2003 and 2002 was $226 million, $227 million and $269 million, respectively.

Expected amortization expense related to the current net carrying amount of other intangible assets follows:

Years Ending December 31,	(dollars in millions)
2005	$236
2006	237
2007	234
2008	225
2009	220
Later Years	714

Note 15 SHORT-TERM BORROWINGS AND LONG-TERM DEBT

Included in short-term borrowings were amounts due to foreign banks of $92 million and $114 million, and current installments of long-term debt of $126 million and $13 million, at December 31, 2004 and 2003, respectively. U.S. short-term borrowings, which primarily consist of commercial paper, was $1,665 million at December 31, 2004, with an average interest rate of 2.3%. There was no U.S. commercial paper outstanding at December 31, 2003. The proceeds from the commercial paper issuance in 2004 was used for general corporate purposes. The average interest rates on international short-term borrowings and on current installments of long-term debt outstanding at December 31, 2004 were 9.3% and 2.8%, respectively, compared with 8.0% and 1.3%, respectively, at December 31, 2003.

In December 2004, the Company replaced its prior $1 billion revolving credit facilities with a new $2 billion five year revolving credit facility from a syndicate of lenders, which is extendable on the anniversary date with the consent of the lenders. This facility contains a financial covenant whereby the ratio of consolidated debt to consolidated capital cannot exceed 50%. The Company has been in compliance with this covenant since the inception of the new facility. There were no borrowings outstanding under the revolving credit facilities at December 31, 2004 and 2003. The Company had unused short-term lines of credit with foreign banks of $158 million and $363 million at December 31, 2004 and 2003, respectively.

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15 SHORT-TERM BORROWINGS AND LONG-TERM DEBT (Continued)

The components of long-term debt were as follows:

	December 31,
	2004	2003
	(dollars in millions)
4.75% Notes, due in 2006	$2,507	$2,544
5.75% Notes, due in 2011	2,488	2,459
Floating Rate Convertible Debentures, due 2023(1)	1,183	1,179
5.25% Notes, due 2013	610	600
4.00% Notes, due 2008	396	399
6.80% Debentures, due in 2026	367	345
7.15% Debentures, due in 2023	365	344
6.88% Debentures, due in 2097	296	296
1.10% Yen Notes, due 2008	120	114
2.14% Yen Notes, due in 2005	—	60
3.51% Euro Interest on Yen Principal Term Loan, due in 2005	—	55
5.75% Industrial Revenue Bonds, due in 2024	34	34
1.43% Yen Notes, due 2008	34	32
1.81% Yen Notes, due 2010	34	32
Variable Rate Industrial Revenue Bonds, due in 2030	15	15
Other	14	14

	$8,463	$8,522

(1)	The Company’s outstanding $1.2 billion of convertible debentures pay interest quarterly at an annual rate equal to 3-month LIBOR, reset quarterly, minus 0.50% (the yield never to be less than zero) and have a final maturity of September 15, 2023. The debentures are callable at par at any time on or after September 21, 2008 by the issuer. Holders can also redeem some or all of their debentures at par on September 15, 2008, 2013, and 2018, or if a fundamental change in ownership of the Company occurs. The bond has an initial conversion price of $41.28, or a conversion rate of 24.2248 shares, which will be adjustable depending on the average closing prices for the applicable period. The maximum conversion rate is 38.7597 shares.

The Company has entered into fixed to floating interest rate swaps for $6.2 billion of its long-term debt. Cash payments for interest were $354 million, $290 million and $375 million in 2004, 2003 and 2002, respectively.

	Payments due by period
	Total	2005	2006	2007	2008	2009	Later Years
	(dollars in millions)
Long-Term Debt(2)	$8,463	$—	$2,512	$2	$1,735	$1	$4,213

(2)	2005 obligations are included in short-term borrowings on the Company’s consolidated balance sheet and all balances represent the outstanding nominal long-term debt values. The Company’s convertible debenture is included as due for payment in 2008, as it contains a 2008 put and call feature as described above.

At December 31, 2004, the Company had provided financial guarantees in the form of stand-by letters of credit and performance bonds. The majority of the stand-by letters of credit are with insurance companies in support of third-party liability programs. The performance bonds relate to the sale of Company product to various foreign ministries of health in the Middle East. The Company believes the significant majority of these guarantees will expire without being funded. The amounts of these obligations are presented in the following table:

	Expiration Period
	Total	Less than 1 year	1 to 2 years
	(dollars in millions)
Stand-by letters of credit	$61	$61	$—
Performance bonds and guarantees	3	3	—

Total other commercial commitments	$64	$64	$—

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16 STOCKHOLDERS’ EQUITY

Changes in common shares, treasury stock, capital in excess of par value of stock, and restricted stock were:

	Common Shares Issued	Treasury Shares	Cost of Treasury Stock	Capital in Excess of Par Value of Stock	Restricted Stock
	(dollars and shares in millions)
Balance at December 31, 2001	2,200	264	$(11,389)	$2,403	$(50)
Issued pursuant to stock plans and options	1	(5)	60	90	(30)
Amortization of restricted stock	—	—	—	—	16
Lapses and forfeitures of restricted stock	—	—	(10)	(2)	12
Purchases	—	5	(163)	—	—

Balance at December 31, 2002	2,201	264	(11,502)	2,491	(52)
Issued pursuant to stock plans and options	—	(3)	64	(14)	(23)
Amortization of restricted stock	—	—	—	—	18
Lapses and forfeitures of restricted stock	—	—	(2)	—	2

Balance at December 31, 2003	2,201	261	(11,440)	2,477	(55)
Issued pursuant to stock plans and options	1	(6)	137	12	(32)
Amortization of restricted stock	—	—	—	—	24
Lapses and forfeitures of restricted stock	—	—	(8)	2	6

Balance at December 31, 2004	2,202	255	$(11,311)	$2,491	$(57)

Each share of the Company’s preferred stock is convertible into 16.96 shares of common stock and is callable at the Company’s option. The reductions in the number of issued shares of preferred stock in 2004, 2003, and 2002 were due to conversions into shares of common stock.

Dividends declared per common share were $1.12 in 2004, $1.12 in 2003 and $1.12 in 2002.

The accumulated balances related to each component of other comprehensive income (loss) were as follows:

	Foreign Currency Translation	Deferred Loss on Effective Hedges	Minimum Pension Liability Adjustment	Available for Sale Securities	Accumulated Other Comprehensive Income/(Loss)
	(dollars in millions)
Balance at December 31, 2001	$(885)	$(62)	$(5)	$—	$(952)
Other comprehensive income (loss)	161	(25)	(89)	1	48

Balance at December 31, 2002	(724)	(87)	(94)	1	(904)
Other comprehensive income (loss)	233	(171)	(36)	23	49

Balance at December 31, 2003	(491)	(258)	(130)	24	(855)
Other comprehensive income (loss)	208	(51)	(93)	(1)	63

Balance at December 31, 2004	$(283)	$(309)	$(223)	$23	$(792)

Stock Compensation Plans

Under the Company’s 2002 Stock Incentive Plan, executive officers and key employees may be granted options to purchase the Company’s common stock at no less than 100% of the market price on the date the option is granted. Options generally become exercisable in installments of 25% per year on each of the first through the fourth anniversaries of the grant date and have a maximum term of 10 years. Additionally, the plan provides for the granting of stock appreciation rights whereby the grantee may surrender exercisable rights and receive common stock and/or cash measured by the excess of the market price of the common stock over the option exercise price.

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

        The 2002 Stock Incentive Plan provides for the granting of common stock to key employees, subject to restrictions as to continuous employment. Restrictions generally expire over a five-year period from date of grant. Compensation expense is

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16 STOCKHOLDERS’ EQUITY (Continued)

recognized over the restricted period. At December 31, 2004 and 2003, there were 2.9 million and 2.3 million shares of restricted stock outstanding under the plan, respectively. In 2004, 1.2 million shares of restricted stock were granted with a fair value of $27.64.

The 2002 Stock Incentive Plan also incorporates the Company’s long-term performance awards. These awards, which are delivered in the form of a target number of performance shares, have a three-year cycle. For 2004 to 2006, the awards will be based 50% on EPS growth, 50% on sales growth, with the ultimate payout modified by the Company’s total stockholder return versus the eleven companies in its proxy peer group. If threshold targets are not met for the performance period, no payment will be made under the long-term performance award plan. Maximum performance for all three measures will result in a maximum payout of 253% of target. At December 31, 2004 and 2003, there were 0.9 million and 0.6 million performance shares outstanding under the plan, respectively. In 2004, 0.5 million performance shares were granted with a fair value of $28.11.

Under the TeamShare Stock Option Plan, full-time employees, excluding key executives, are granted options to purchase the Company’s common stock at the market price on the date the options are granted. The Company has authorized 66 million shares for issuance under the plan. Individual grants generally become exercisable evenly on the third, fourth, and fifth anniversary of the grant date and have a maximum term of 10 years. Options on 32.9 million shares have been exercised under the plan as of December 31, 2004.

The fair value of the options granted during 2004, 2003 and 2002 was estimated as $5.91 per common share, $5.15 per common share and $11.12 per common share, respectively, on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2004	2003	2002
Dividend yield	4.4%	4.0%	3.0%
Volatility	30.0%	29.7%	31.3%
Risk-free interest rate	3.5%	3.5%	5.0%
Expected life (years)	7	7	7

Stock option transactions were:

	Shares of Common Stock		Weighted Average Exercise Price of Shares
	Available for Option Award	Issued Under Plan
	(Shares in millions)
Balance at December 31, 2001	31	129	$42.19
Authorized	22	—	—
Granted	(40)	40	37.55
Exercised	—	(7)	21.64
Lapsed	13	(13)	51.44

Balance at December 31, 2002	26	149	$41.20

Authorized	19	—	—
Granted	(22)	22	23.19
Exercised	—	(4)	13.76
Lapsed	6	(6)	43.62

Balance at December 31, 2003	29	161	$39.24

Authorized	18	—	—
Granted	(20)	20	27.88
Exercised	—	(7)	14.56
Lapsed	11	(11)	40.69

Balance at December 31, 2004	38	163	$38.87

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16 STOCKHOLDERS’ EQUITY (Continued)

The following tables summarize information concerning the Company’s stock compensation plans and currently outstanding and exercisable options:

Plan Category	Number of securities to be issued upon exercise of outstanding options and rights (a)	Weighted average exercise price of outstanding options and rights (b)	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a) (c)
	(Shares in millions)		(Shares in millions)
Equity compensation plans approved by security holders	136	$38.82	30
Equity compensation plans not approved by security holders	27	39.11	8

	163	$38.87	38

Range of Exercise Prices	Number Outstanding	Options Outstanding		Options Exercisable
		Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	(Shares in millions)	(in years)		(Shares in millions)
$10 — $20	7	0.16	$14.75	7	$14.75
$20 — $30	68	7.07	25.78	20	23.23
$30 — $40	9	2.21	32.39	9	32.40
$40 — $50	45	4.86	47.01	38	46.86
$50 — $60	15	6.01	58.06	10	58.27
$60 and up	19	4.48	63.33	16	63.34

	163			100

At December 31, 2004, 288 million shares of common stock were reserved for issuance pursuant to stock plans, options and conversions of preferred stock. Options related to discontinued operations included in the above amounts are not material.

Note 17 FINANCIAL INSTRUMENTS

The Company is exposed to market risk due to changes in currency exchange rates and interest rates. Accordingly, the Company utilizes foreign exchange option and forward contracts to offset the effect of exchange rate fluctuations on anticipated foreign currency transactions, primarily intercompany inventory purchases expected to occur within the next two years.

The Company had exposures to net foreign currency denominated assets and liabilities, which approximated $2,264 million and $1,932 million at December 31, 2004 and 2003, respectively, primarily in Europe, Japan, Mexico and Canada.

Foreign exchange option contracts and forward contracts are used to hedge anticipated transactions. The Company’s primary foreign currency exposures in relation to the U.S. dollar are the euro, Canadian dollar, Australian dollar and Japanese yen. The notional amounts of the Company’s foreign exchange derivative contracts at December 31, 2004 and 2003, were $3,461 million and $2,488 million, respectively. For these derivatives, in which the majority qualify as hedges of future anticipated cash flows, the effective portion of changes in fair value is temporarily deferred in other comprehensive income (OCI) and then recognized in earnings when the hedged item affects earnings.

SFAS No. 133 requires that the Company perform periodic assessments of hedge effectiveness. These assessments determine whether derivatives designated as qualifying hedges continue to be highly effective in offsetting changes in the cash flows of hedged items. Any ineffective portion of fair value can no longer be deferred in OCI and is included in current period earnings. For the year ended December 31, 2004, the Company recognized a loss due to ineffective contracts of $4 million. The fair value of option and forward contracts were liabilities of $362 million and $265 million, at December 31, 2004 and 2003, respectively and was recorded in other assets and accrued liabilities at December 31, 2004 and 2003. The fair value of all foreign exchange contracts is based on year-end currency rates (and the Black-Scholes model in the case of option contracts).

In addition to the foreign exchange hedge contracts noted above, the Company also uses foreign exchange forward contracts to hedge foreign currency denominated monetary assets and liabilities. The primary objective of these foreign exchange forward contracts is to protect the U.S. dollar value of foreign currency denominated monetary assets and liabilities from the effects of

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17 FINANCIAL INSTRUMENTS (Continued)

volatility in foreign exchange that might occur prior to their receipt or settlement in U.S. dollars. These foreign currency denominated monetary assets and liabilities are primarily denominated in Japanese yen and euro. The forward contracts are not designated as hedges and are marked to market through other income/expense. The notional and fair value amount of these foreign exchange forward contracts at December 31, 2004 is $325 million and $6 million, respectively.

The Company uses derivative instruments as part of its interest rate risk management policy. The derivative instruments used comprised principally of fixed to floating rate interest rate swaps, which are subject to fair-value hedge accounting treatment. During 2004 and 2003, the Company entered into several fixed to floating interest rate swap contracts with several financial institutions. The notional amounts of these swaps were $6.2 billion and $5.5 billion as of December 31, 2004 and 2003, respectively. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the Company recognized a net reduction in interest expense of $151 million, $116 million and $23 million in 2004, 2003 and 2002, respectively, that reflects the benefit of the lower floating rate obtained in the swap as compared to the fixed rate of the underlying debt. The swap contracts as well as the underlying debt being hedged are recorded at fair value, which resulted in an increase in non-current assets of $76 million, short-term liabilities of $1 million and long-term debt of $75 million, and an increase in non-current assets and long-term debt of $40 million at December 31, 2004 and 2003, respectively. Swap contracts are generally held to maturity and the Company does not use derivative financial instruments for speculative purposes.

During 2004, 2003 and 2002, the Company reclassified deferred losses of $234 million, $223 million and $71 million, respectively, from other comprehensive income to earnings, the majority of which was classified as cost of products sold.

The carrying amount of the Company’s other financial instruments, which includes cash, cash equivalents, marketable securities, accounts receivable and accounts payable, approximates their fair value at December 31, 2004 and 2003. For long-term debt (other than noted above) the difference between the fair value and carrying value is not material.

Note 18 SEGMENT INFORMATION

The Company is organized as a pharmaceutical company with related healthcare businesses and has three reportable segments—Pharmaceuticals, Nutritionals and Other Healthcare. The Pharmaceuticals segment is comprised of the global pharmaceutical and international (excluding Japan) consumer medicines businesses. The Nutritionals segment consists of Mead Johnson, primarily an infant formula business. The Other Healthcare segment consists of the ConvaTec, Medical Imaging, and Consumer Medicines (United States and Japan) businesses.

The Company’s products are sold principally to the wholesale and retail trade, both nationally and internationally. Certain products are also sold to other drug manufacturers, hospitals, clinics, government agencies and the medical profession. Three wholesalers accounted for approximately 19%, 17% and 10%, respectively, of the Company’s total net sales in 2004. In 2003 sales to these wholesalers accounted for 17%, 15% and 13%, respectively of the Company’s total net sales. In 2002, the same three wholesalers each accounted for approximately 16%, 15% and 16%, respectively of the Company’s total net sales. These sales were concentrated in the Pharmaceuticals segment.

Business Segments

	Net Sales			Earnings Before Minority Interest and Income Taxes			Year-end Assets
	2004	2003	2002	2004	2003	2002	2004	2003
	(dollars in millions)
Pharmaceuticals	$15,482	$14,925	$12,814	$4,257	$4,369	$3,187	$12,436	$11,531
Nutritionals	2,001	2,023	1,821	586	542	486	1,055	1,037
Other Healthcare	1,897	1,705	1,573	573	408	427	1,368	1,242

Total segments	19,380	18,653	16,208	5,416	5,319	4,100	14,859	13,810
Corporate/Other	—	—	—	(998)	(639)	(1,352)	15,576	13,638

Total	$19,380	$18,653	$16,208	$4,418	$4,680	$2,748	$30,435	$27,448

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 18 SEGMENT INFORMATION (Continued)

Corporate/Other consists principally of interest income, interest expense, certain administrative expenses and allocations to the business segments of certain corporate programs. Corporate/Other also includes the gain on sales of businesses/product lines of $320 million and $30 million in 2004 and 2002, respectively; accelerated depreciation of $69 million in 2002; termination benefits and other exit costs of $97 million, $50 million and $109 million in 2004, 2003 and 2002, respectively; asset write-down and impairment charges of $3 million and $53 million in 2003 and 2002, respectively; upfront and milestone payments for licensing agreements of $55 million and $66 million in 2004 and 2003, respectively; litigation charges, net, of $507 million, $220 million and $659 million in 2004, 2003 and 2002, respectively; and an acquired in-process research and development charge of $63 million in 2004. 2002 also includes a $379 million asset impairment charge for ImClone.

The Pharmaceuticals segment in 2004 includes accelerated depreciation of $107 million for certain manufacturing facilities in North America expected to be closed by 2006, relocation of $7 million and retention of $1 million. In 2003, Pharmaceuticals includes a litigation settlement income of $21 million, an upfront payment for a licensing agreement of $36 million, $53 million of accelerated depreciation of assets in manufacturing facilities in North America expected to be closed by the end of 2006, $11 million charge for asset impairment, $13 million charge for relocation expenses and $2 million charge for retention bonus benefits. Additionally, in 2002, the Pharmaceuticals segment includes a charge for acquired in-process research and development of $169 million.

Corporate/Other assets include cash and cash equivalents, marketable securities, goodwill, assets of OTN held available for sale and certain other assets.

	Capital Expenditures			Depreciation
	2004	2003	2002	2004	2003	2002
	(dollars in millions)
Pharmaceuticals	$455	$678	$878	$474	$391	$312
Nutritionals	55	50	72	48	39	45
Other Healthcare	27	23	25	22	19	17

Total segments	537	751	975	544	449	374
Corporate/Other	49	74	61	49	42	53

Total	$586	$825	$1,036	$593	$491	$427

Geographic Areas

	Net Sales			Year-end Assets
	2004	2003	2002	2004	2003
	(dollars in millions)
United States	$10,613	$10,656	$9,450	$15,727	$15,593
Europe, Middle East and Africa	5,470	4,985	4,041	5,920	5,001
Other Western Hemisphere	1,425	1,333	1,215	7,228	5,711
Pacific	1,872	1,679	1,502	1,560	1,143

Total	$19,380	$18,653	$16,208	$30,435	$27,448

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 19 LEASES

Minimum rental commitments under all non-cancelable operating leases, primarily real estate and motor vehicles, in effect at December 31, 2004, were:

Years Ending December 31,	(dollars in millions)
2005	$123
2006	99
2007	78
2008	65
2009	62
Later years	58

Total minimum payments	485
Less total minimum sublease rentals	69

Net minimum rental commitments	$416

Operating lease rental expense (net of sublease rental income of $13 million in 2004, $11 million in 2003 and $25 million in 2002) was $149 million in 2004, $137 million in 2003 and $95 million in 2002.

Note 20 PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

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

Cost of the Company’s deferred benefits and postretirement benefit plans included the following components:

	Pension Benefits			Other Benefits
	2004	2003	2002	2004	2003	2002
	(dollars in millions)
Service cost — benefits earned during the year	$180	$144	$143	$8	$8	$10
Interest cost on projected benefit obligation	295	275	275	37	46	46
Expected return on plan assets	(355)	(353)	(402)	(18)	(15)	(19)
Net amortization and deferral	157	71	21	—	7	2

Net periodic benefit cost	277	137	37	27	46	39
Curtailments and settlements	(1)	(1)	(3)	—	—	—

Total net periodic benefit cost	$276	$136	$34	$27	$46	$39

The Company has recognized the impact of the Medicare Prescription Drug Improvement and Modernization Act of 2003 in 2004, and in accordance with FSP No. 106-2, recorded $8 million as a reduction in net periodic benefit cost.

Changes in benefit obligations and plan assets for December 31, 2004 and 2003, for the Company’s defined benefit and postretirement benefit plans, were:

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 20 PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS (Continued)

	Pension Benefits		Other Benefits
	2004	2003	2004	2003
	(dollars in millions)
Benefit obligation at beginning of year	$4,755	$4,172	$758	$717
Service cost—benefits earned during the year	180	144	8	8
Interest cost on projected benefit obligation	295	275	37	46
Plan participants’ contributions	3	3	6	4
Curtailments and settlements	(3)	(3)	—	—
Actuarial (gain)/loss	533	382	(78)	59
Plan amendments	(4)	38	(17)	(13)
Benefits paid	(399)	(344)	(68)	(65)
Exchange rate losses	121	88	—	2

Benefit obligation at end of year	$5,481	$4,755	$646	$758

Fair value of plan assets at beginning of year	$4,085	$3,318	$205	$164
Actual return on plan assets	456	707	25	41
Employer contribution	367	332	62	61
Plan participants’ contributions	3	3	6	4
Settlements	—	(3)	—	—
Transfer in/(out)	(3)	1	—	—
Benefits paid	(399)	(344)	(68)	(65)
Exchange rate gains	93	71	—	—

Fair value of plan assets at end of year	$4,602	$4,085	$230	$205

Funded status	$(879)	$(670)	$(416)	$(553)
Unamortized net obligation at adoption	3	10	—	—
Unrecognized prior service cost	74	94	(31)	(16)
Unrecognized net actuarial loss	2,017	1,676	103	188

Net amount recognized	$1,215	$1,110	$(344)	$(381)

Amounts recognized in the balance sheet consist of:
Prepaid benefit cost	$1,272	$1,279	$—	$—
Accrued benefit cost	(406)	(372)	(344)	(381)
Intangible assets	3	10	—	—
Accumulated other comprehensive income	346	193	—	—

Net amount recognized	$1,215	$1,110	$(344)	$(381)

Several plans had underfunded accrued benefit obligations that exceeded their accrued benefit liabilities at December 31, 2004 and 2003. Additional minimum liabilities were established to increase the accrued benefit liabilities to the values of the underfunded accrued benefit obligations. These liabilities totaled $349 million and $203 million at December 31, 2004 and 2003, respectively, for a U.S. unfunded benefit equalization plan and several international plans. The additional minimum liability was offset by intangible assets of $3 million and $10 million and charges to other comprehensive income included in stockholder’s equity of $346 million and $193 million at December 31, 2004 and 2003, respectively.

The accumulated benefit obligation for all defined benefit pension plans was $4,828 million and $4,154 million at December 31, 2004 and 2003, respectively.

Information for pension plans with accumulated benefit obligations in excess of plan assets was:

	December 31,
	2004	2003
	(dollars in millions)
Projected benefit obligation	$1,313	$918
Accumulated benefit obligation	1,139	791
Fair value of plan assets	742	427

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 20 PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS (Continued)

This is attributable primarily to an unfunded U.S. benefit equalization plan and several plans in the international markets. The unfunded U.S. benefit equalization plan provides pension benefits for employees with compensation above IRS limits and cannot be funded in a tax-advantaged manner.

Additional information pertaining to the Company’s pension and postretirement plans:

	Pension Benefits			Other Benefits
	2004	2003	2002	2004	2003	2002
	(dollars in millions)
Increase in minimum liability, including the impact of foreign currency fluctuations, included in other comprehensive income	$153	$53	$132	$—	$—	$—

Weighted-average assumptions used to determine benefit obligations at December 31, were:

	Pension Benefits		Other Benefits
	2004	2003	2004	2003
Discount rate	5.57%	6.08%	5.52%	6.01%
Rate of compensation increase	3.59%	3.57%	3.59%	3.58%

Weighted-average actuarial assumptions used to determine net periodic benefit cost for the years ended December 31, were:

	Pension Benefits			Other Benefits
	2004	2003	2002	2004	2003	2002
Discount rate	6.08%	6.56%	7.02%	6.01%	6.75%	7.23%
Expected long-term return on plan assets	8.73%	8.81%	9.74%	9.00%	9.00%	10.00%
Rate of compensation increase	3.57%	3.33%	3.59%	3.58%	3.29%	3.57%

At December 31, 2004, the Company’s expected long-term rate of return on U.S. pension plan assets is 9%. The target asset allocation is 70% public equity (58% U.S., 12% international), 8% private equity and 22% fixed income. The 9% is approximated by applying expected returns of 9% on public equity, 15% on private equity and 6% on fixed income to the target allocation. The actual historical returns are also relevant. Annualized returns for periods ended December 31, 2004 were 10.8% for 10 years, 10.0% for 15 years and 11.2% for 20 years.

U.S. pension plan assets represented approximately 83% of total Company pension plan assets at December 31, 2003. The 8.73% disclosed above for total Company expected return on assets for 2004 is below the 9.0% for U.S. pension plans due to the impact of international pension plans, which typically employ a less aggressive asset allocation.

A 9% expected return is disclosed for Other Benefits in 2004 because the relevant assets are invested in the same manner as U.S. pension plan assets and there are no international plan assets.

Assumed health care cost trend rates at December 31 were:

	2004	2003	2002
Health care cost trend rate assumed for next year	8.93%	9.96%	10.88%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.51%	4.50%	4.48%
Year that the rate reaches the ultimate trend rate	2012	2010	2010

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 20 PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS (Continued)

Assumed health care cost trend rates do have an effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total of service and interest cost	$2	$(2)
Effect on postretirement benefit obligation	31	(27)

The Company’s asset allocation for pension and postretirement benefits at December 31, 2004 and 2003, were:

	Pension Benefits		Other Benefits
	2004	2003	2004	2003
Public equity securities	68.9%	69.7%	69.9%	70.7%
Debt securities (including cash)	25.5	25.1	23.4	23.1
Private equity	5.2	5.0	6.5	6.0
Other	0.4	0.2	0.2	0.2

Total	100.0%	100.0%	100.0%	100.0%

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

Bristol–Myers Squibb Company common stock represents less than 1% of the plan assets at December 31, 2004 and 2003.

Assets for postretirement benefits are commingled with U.S. pension plan assets and, therefore, the investment strategy is identical to that described above for U.S. pension plans.

Contributions

Although no minimum contributions will be required, the Company plans to make cash contributions to the U.S. pension plans in 2005.

When contributions are made to the U.S. pension plans, the Company may make tax-deductible contributions to the 401(h) account for retiree medical benefits equal to a portion of the pension normal cost.

Contributions to the international pension plans are now expected to be in the $70 to $90 million range.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

		Other Benefits
	Pension Benefits	Gross	Medicare Subsidy	Net
	(dollars in millions)
2005	$252	$61	$—	$61
2006	267	61	5	56
2007	289	60	5	55
2008	308	59	5	54
2009	327	58	5	53
Years 2010 – 2014	1,997	280	23	257

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 20 PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS (Continued)

Savings Plan

The principal defined contribution plan is the Bristol-Myers Squibb Savings and Investment Program. The Company’s contribution is based on employee contributions and the level of Company match. The Company’s contributions to the plan were $53 million in 2004, $51 million in 2003 and $50 million in 2002.

Note 21 LEGAL PROCEEDINGS AND CONTINGENCIES

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

PLAVIX* Litigation

United States

The Company’s U.S. territory partnership under its alliance with Sanofi is a plaintiff in three pending patent infringement lawsuits instituted in the U.S. District Court for the Southern District of New York entitled Sanofi-Synthelabo, Sanofi-Synthelabo Inc., and Bristol-Myers Squibb Sanofi Pharmaceuticals Holding Partnership v. Apotex Inc. and Apotex Corp., 02-CV-2255 (SHS); Sanofi-Synthelabo, Sanofi-Synthelabo Inc. and Bristol-Myers Squibb Sanofi Pharmaceuticals Holding Partnership v. Dr. Reddy’s Laboratories, LTD, and Dr. Reddy’s Laboratories, Inc., 02-CV-3672 (SHS); and Sanofi-Synthelabo, Sanofi-Synthelabo Inc., and Bristol-Myers Squibb Sanofi Pharmaceuticals Holding Partnership vs. Teva Pharmaceuticals USA, Inc. and Teva Pharmaceuticals Industries, Ltd., 04-CV-7458. Teva Pharmaceuticals Industries, Ltd. has since been dismissed from the case. Proceedings involving PLAVIX* also have been instituted outside the United States. The most significant of these proceedings is pending in Canada and is described below.

The U.S. suits were filed on March 21, 2002, May 14, 2002, and September 23, 2004 respectively, and were based on U.S. Patent No. 4,847,265, a composition of matter patent, which discloses and claims, among other things, the hydrogen sulfate salt of clopidogrel, which is marketed as PLAVIX*. The first two suits were also based on U.S. Patent No. 5,576,328, which discloses and claims, among other things, the use of clopidogrel to prevent a secondary ischemic event. The plaintiffs later withdrew Patent No. 5,576,328 from the two lawsuits. Plaintiffs’ infringement position is based on defendants’ filing of their Abbreviated New Drug Applications (ANDA) with the FDA, seeking approval to sell generic clopidogrel bisulfate prior to the expiration of the composition of matter patent in 2011. The defendants responded by alleging that the patent is invalid and/or unenforceable. Apotex has added antitrust counterclaims. The first two cases were consolidated for discovery. Fact discovery closed on October 15, 2003 and expert discovery was completed in November 2004; the trial could occur as early as the second quarter of 2005, although it may occur later. Discovery has not yet commenced in the third action.

The Company’s U.S. territory partnership under its alliance with Sanofi is a plaintiff in another pending patent infringement lawsuit instituted in the U.S. District Court for the District of New Jersey entitled Sanofi-Synthelabo, Sanofi-Synthelabo Inc. and Bristol-Myers Squibb Sanofi Pharmaceuticals Holding Partnership v. Watson Pharmaceuticals, Inc. and Watson Laboratories, Inc. 2:04-CV-4926. The suit was filed October 7, 2004 and was based on U.S. patent 6,429,210, which discloses and claims a particular crystalline or polymorph form of the hydrogen sulfate salt of clopidogrel, which is marketed as PLAVIX*. The case is in early stages and discovery has not yet begun.

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 21 LEGAL PROCEEDINGS AND CONTINGENCIES (Continued)

PLAVIX* is currently the Company’s largest product ranked by net sales. Net sales of PLAVIX* were approximately $3.3 billion and $2.5 billion for the years ended December 31, 2004 and 2003, respectively.

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

Although the plaintiffs intend to vigorously pursue enforcement of their patent rights in PLAVIX*, it is not possible at this time reasonably to assess the outcome of these lawsuits, or, if the Company were not to prevail in these lawsuits, the timing of potential generic competition for PLAVIX*. However, if generic competition in the U.S. were to occur, the Company believes it is very unlikely to occur before the second half of 2005. It also is not possible reasonably to estimate the impact of these lawsuits on the Company.

However, loss of market exclusivity of PLAVIX* and the subsequent development of generic competition would be material to the Company’s sales of PLAVIX* and results of operations and cash flows and could be material to its financial condition and liquidity.

Canada

Sanofi-Synthelabo and Sanofi-Synthelabo Canada Inc. have instituted a prohibition action in the Federal Court of Canada against Apotex Inc. (Apotex) and the Minister of Health in response to a Notice of Allegation from Apotex directed against Canadian Patent 1,336,777 covering clopidogrel bisulfate. Apotex’s Notice of Allegation (NOA) indicated that it had filed an Abbreviated New Drug Submission (ANDS) for clopidogrel bisulfate tablets and that it sought approval (a Notice of Compliance) of that ANDS before the expiration of Canadian Patent 1,336,777, which expires August 12, 2012. Apotex’s NOA further alleged that the ‘777 patent was invalid or not infringed. A hearing was held from February 21 to February 25, 2005 and a decision is expected before April 28, 2005, the date the statutory 24 month stay imposed on the approval of Apotex’s ANDS expires.

If the decision is favorable to Apotex, it could result in a generic product on the market in Canada in the second quarter of 2005. The Company believes that any outcome in Canada should not be predictive of the outcome in the U.S. in light of the different procedural and substantive rules in the two jurisdictions.

Sanofi-Aventis and Sanofi-Synthelabo Canada Inc. have also instituted a prohibition action in the Federal Court of Canada against Novopharm Limited (Novopharm) and the Minister of Health in response to a Notice of Allegation from Novopharm directed against Canadian Patent 1,336,777 covering clopidogrel bisulfate. Novopharm’s Notice of Allegation (NOA) indicated that it had filed an Abbreviated New Drug Submission (ANDS) for clopidogrel bisulfate tablets and that it sought approval (a Notice of Compliance) of that ANDS before the expiration of Canadian Patent 1,336,777, which expires August 12, 2012. Novopharm’s NOA further alleged that the ‘777 patent was invalid. The action is in its early stages and no hearing date has been set.

United Kingdom

In December 2004, Aircoat Limited (Aircoat) filed a nullity petition in the Court of Session in Glasgow, Scotland. By its nullity petition, Aircoat seeks revocation of European Patent 0 281 459 , which has been registered in the United Kingdom. European Patent 0 281 459 covers, inter alia, clopidogrel bisulfate, the active ingredient in PLAVIX*. Aircoat specifically alleges that the claims of European Patent 0 281 459 are invalid and should be revoked on the grounds of lack of novelty and/or lack of inventive step.

OTHER PATENT LITIGATION

TEQUIN. The Company and Kyorin Pharmaceuticals Co., Ltd. (Kyorin) commenced a patent infringement action on March 23, 2004, against Teva USA and Teva Industries in the United States District Court for the Southern District of New York, relating to the antibiotic gatifloxacin, for which Kyorin holds the composition of matter patent and which the Company sells as TEQUIN. Teva Industries has since been dismissed from the case. This action relates to Teva’s filing of an ANDA for a generic version of gatifloxacin tablets with a certification that the composition of matter patent, which expires in December 2007, is invalid or not

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 21 LEGAL PROCEEDINGS AND CONTINGENCIES (Continued)

infringed. The filing of the suit places a stay on the approval of Teva’s generic product until June 2007, unless there is a court decision adverse to the Company and Kyorin before that date.

ERBITUX*. On October 28, 2003, a complaint was filed by Yeda Research and Development Company Ltd. (Yeda) against ImClone and Aventis Pharmaceuticals, Inc. in the U.S. District Court for the Southern District of New York. This action alleges and seeks that three individuals associated with Yeda should also be named as co-inventors on U.S. Patent No. 6,217,866, which covers the therapeutic combination of any EGFR-specific monoclonal antibody and anti-neoplastic agents, such as chemotherapeutic agents, for use in the treatment of cancer. If Yeda’s action were successful, Yeda could be in a position to practice, or to license others to practice, the invention. This could result in product competition for ERBITUX* that might not otherwise occur. The Company, which is not a party to this action, is unable to predict the outcome at this stage in the proceedings.

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

ABILIFY*. On August 11, 2004, Otsuka filed with the United States Patent and Trademark Office (USPTO) a Request for Reexamination of U.S. composition of matter patent covering ABILIFY*, an antipsychotic agent used for the treatment of schizophrenia (U.S. Patent Number No. 5,006,528, the “528 Patent”) that expires in 2009, and may be extended until 2014 if pending supplemental protection extensions are granted. Otsuka has determined that the original ‘528 Patent application contained an error in that the description of a prior art reference was identified by the wrong patent number. In addition, Otsuka has taken the opportunity to bring other citations to the attention of the USPTO. The USPTO has granted the Request for Reexamination, and the reexamination proceeding is ongoing. The reexamination proceeding will allow the USPTO to consider the patentability of the patent claims in light of the corrected patent number and newly cited documents. The USPTO is expected to make a final decision on the reexamination within the next ten to fifteen months.

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

AVALIDE* Ranbaxy Laboratories Limited (Ranbaxy) has served notice that it filed an ANDA with a P(IV) certification directed against U.S. Patent 5,994,348, which is a formulation patent that expires in June 2015. Ranbaxy’s P(IV) notice asserts that its proposed generic formulation does not infringe Patent 5,993,348. Ranbaxy’s P(IV) notice did not include a challenge to the composition of matter patent that currently expires in September 2011. The Company and its partner, Sanofi, are currently evaluating Ranbaxy’s P(IV) notice.

AVAPRO* Ranbaxy has served notice that it filed an ANDA with a P(IV) certification directed against U.S. Patent 6,342,247, which is a formulation patent that expires in June 2015. Ranbaxy’s P(IV) notice asserts that its proposed generic formulation does not infringe the Patent 6,342,247. Ranbaxy’s P(IV) notice did not include a challenge to the composition of matter patent that currently expires in September 2011. The Company and its partner, Sanofi, are currently evaluating Ranbaxy’s P(IV) notice.

TEQUIN (injectable form) Apotex Corp. (Apotex), SICOR Pharmaceuticals, Inc. (SICOR) and American Pharmaceutical Partners, Inc. (APP) have all served notice that they filed abbreviated NDAs with P(IV) certifications directed against U.S. Patent 5,880,283. Apotex and SICOR also submitted P(IV) certifications against U.S. Patent 4,980,470. Patent 4,980,470 is a composition of matter patent that expires in December 2007 (and for which a patent term extension has been applied for to December 2009). U.S. Patent 5,880,283 covers the specific form of gatifloxacin used in TEQUIN. Apotex and SICOR allege in their P(IV) notices that U.S. Patent 4,980,470 is invalid. Apotex, SICOR and APP allege that their proposed generic formulations would not infringe U.S. Patent 5,880,283. The Company is currently evaluating these P(IV) notices.

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

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 21 LEGAL PROCEEDINGS AND CONTINGENCIES (Continued)

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

The Company filed a motion for partial judgment in its favor based upon the pleadings. The plaintiff opposed the motion, in part by seeking again to amend its complaint. The court granted in part and denied in part the Company’s motion and ruled that the plaintiff may amend its complaint to challenge certain alleged misstatements.

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

On December 17, 2004, the Company and the other defendants made a motion for summary judgment as to all of plaintiff’s claims. The final pre-trial conference in this matter commenced on December 15, 2004 and is scheduled to be completed on May 4, 2005. No trial date has been set.

In January 2005, the plaintiff moved for leave to file a third amended complaint, seeking to combine the two class periods into one expanded class period from October 19, 1999 through March 19, 2002 and to add further allegations that the Company, Peter R. Dolan, Charles A. Heimbold, Jr., and Peter S. Ringrose, Ph.D. disseminated materially false and misleading statements and or failed to disclose material information concerning the safety, efficacy and commercial viability of VANLEV. Defendants have opposed the plaintiff’s motion, and the Court is scheduled to hear oral argument on the motion on April 4, 2005.

It is not possible at this time reasonably to assess the final outcome of this litigation or reasonably to estimate the possible loss or range of loss with respect to this litigation. If the Company were not to prevail in final, non-appealable determinations of this litigation, the impact could be material.

Other Securities Matters

During the period March through May 2002, the Company and a number of its current and former officers were named as defendants in a number of securities class action suits. The suits variously alleged violations of federal securities laws and regulations in connection with three different matters: (1) VANLEV (as discussed above), (2) sales incentives and wholesaler inventory levels, and (3) ImClone, and ImClone’s product, ERBITUX*. As discussed above, the allegations concerning VANLEV have been transferred to the U.S. District Court for the District of New Jersey and consolidated with the action pending there. The remaining actions have been consolidated and are pending in the U.S. District Court for the Southern District of New York. Plaintiffs filed a consolidated class action complaint on April 11, 2003 against the Company and certain current and former officers alleging a class period of October 19, 1999 through March 10, 2003. The consolidated class action complaint alleges violations of federal securities laws in connection with, among other things, the Company’s investment in and relationship with ImClone and ImClone’s product, ERBITUX*, and certain accounting issues, including issues related to wholesaler inventory and sales incentives, the establishment of reserves, and accounting for certain asset and other sales. The plaintiffs seek compensatory damages, costs and expenses. On March 29, 2004, the U.S. District Court granted the Company’s motion to dismiss the consolidated class action complaint and dismissed the case with prejudice. Plaintiffs appealed that dismissal to the Second Circuit Court of Appeals (Court of Appeals). While that appeal was pending, the parties reached an agreement in principle to settle the action. On July 26, 2004, the Court of Appeals stayed the appeal and remanded the action to the District Court so that the District Court could consider the settlement. On July 30, 2004, the District Court vacated the Clerk’s Judgment in order to consider the settlement. Also on that day, the District Court entered an order preliminarily approving the settlement and certifying a class for settlement purposes only. Pursuant to the terms of the proposed settlement, all claims in the action will be dismissed, the litigation will be terminated, the defendants will receive releases, and the Company will pay $300 million to a fund for class members. On November 9, 2004, after a fairness hearing, the District Court approved the settlement and a judgment dismissing the case with prejudice. The settlement has become final. The Company is discussing recovery under its insurance policies, not reflected in the financial statements, of a portion of the $300 million settlement. Approximately 58 million shares have been excluded from the settlement pursuant to requests for exclusion. Of those, approximately 51 million shares are held by plaintiffs in the four pending actions discussed below, which the Company has established reserves for liabilities. It is not possible at this time to reasonably assess the final outcome of these lawsuits. In accordance with GAAP, the Company has determined that the above amounts represent minimum expected probable losses with respect to these lawsuits. Eventual losses related to these

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 21 LEGAL PROCEEDINGS AND CONTINGENCIES (Continued)

lawsuits may exceed these reserves, and the further impact could be material. The Company does not believe that the top-end of the range for these losses can be estimated.

In addition, an action was filed in early October 2003, in New York State Supreme Court, making similar factual allegations and asserting a variety of claims including, among others, common law fraud and negligent misrepresentation. No discovery has been taken in this matter. On January 9, 2004, the Company moved to dismiss the complaint. The plaintiffs filed an amended complaint on December 16, 2004, making similar allegations but also adding allegations from the SEC Complaint issued in August 2004. The Company filed a motion to dismiss the amended complaint on February 11, 2005. Plaintiffs’ opposition to the motion to dismiss is due March 15, 2005. The Company’s reply is due April 8, 2005. Three related actions were filed, one in September 2004, one in November 2004 and one in December 2004, all, making similar factual allegations and asserting claims similar to those made in the amended complaint for the New York State Supreme Court action filed in October 2003. The Company intends to file a motion to dismiss each of the related actions, which have a briefing schedule identical to the action filed in October 2003. It is not possible at this time reasonably to assess the final outcome of this litigation or reasonably to estimate the possible loss or range of loss with respect to this litigation. If the Company were not to prevail in final, non-applicable determinations of this litigation, the impact could be material.

The Company and a number of the Company’s current and former officers were named as defendants in a purported class action filed on October 6, 2004 in the State Court in Cook County, Illinois. The complaint makes factual allegations similar to those made in the settled federal class action in the Southern District of New York and asserts common law fraud and breach of fiduciary duty claims. The complaint purports to assert those claims on behalf of stockholders who purchased the Company’s stock before October 19, 1999 and held onto their stock through March 10, 2003. The Company removed the action to the Northern District of Illinois on February 10, 2005. Plaintiffs’ motion to remand is due March 17, 2005. The Company’s opposition is due April 18, 2005 and plaintiffs’ reply is due May 18, 2005. It is not possible at this time reasonably to assess the final outcome of this litigation or reasonably to estimate the possible loss or range of loss with respect to this litigation. If the Company were not to prevail in final, non-applicable determinations of this litigation, the impact could be material.

On November 18, 2004, a class action complaint was filed in United States District Court for the Eastern District of Missouri against the Company, D & K Healthcare Resources, Inc. (D & K) and several current and former D & K directors and officers on behalf of purchasers of D & K stock between August 10, 2000 and September 16, 2002. The class action complaint alleges that the Company participated in fraudulently inflating the value of D & K stock by allegedly engaging in improper “channel-stuffing” agreements with D & K. BMS filed a motion to dismiss this case on January 28, 2005. The plaintiff’s opposition to the motion to dismiss is due March 21, 2005, and the Company’s reply is due April 11, 2005. Under the Private Securities Litigation Reform Act, discovery is automatically stayed pending the outcome of the motion to dismiss. The plaintiff filed a motion to partially lift the automatic discovery stay on February 22, 2005. The Company’s opposition to the motion is due March 4, 2005 and plaintiff’s reply is due March 16, 2005. The impact is not expected to be material.

        Beginning in October 2002, a number of the Company’s current and former officers and directors were named as defendants in three shareholder derivative suits pending in the U.S. District Court for the Southern District of New York. A number of the Company’s current and former officers and directors were named as defendants in three shareholder derivative suits filed during the period March 2003 through May 2003 in the U.S. District Court for the District of New Jersey. In July 2003 the U.S. District Court for the District of New Jersey ordered the three shareholder derivative lawsuits that were filed in that court transferred to the U.S. District Court for the Southern District of New York. Subsequently, the U.S. District Court for the Southern District of New York ordered all six federal shareholder derivative suits consolidated. Plaintiffs have filed a consolidated, amended, verified shareholder complaint against certain members of the board of directors, current and former officers and PricewaterhouseCoopers (PwC), an independent registered public accounting firm. As is customary in derivative suits, the Company has been named as a defendant in this action. As a nominal defendant, the Company is not liable for any damages in the suit nor is any specific relief sought against the Company. The consolidated amended complaint alleges, among other things, violations of federal securities laws and breaches of fiduciary duty by certain individual defendants in connection with the Company’s conduct concerning, among other things: safety, efficacy and commercial viability of VANLEV (as discussed above); the Company’s sales incentives to certain wholesalers and the inventory levels of those wholesalers; the Company’s investment in and relations with ImClone and ImClone’s product ERBITUX*; and alleged anticompetitive behavior in connection with BUSPAR and TAXOL. The lawsuit also alleges malpractice (negligent misrepresentation and negligence) by PwC. The plaintiffs seek restitution and rescission of certain officers’ and directors’ compensation and alleged improper insider trading proceeds; injunctive relief; fees, costs and expenses; contribution from certain officers for alleged liability in the consolidated securities class action pending in the U.S. District Court for the Southern District of New York (as discussed above); and contribution and indemnification from PwC. No discovery has been taken in this matter. On December 19, 2003, the Company moved to dismiss the consolidated amended complaint. The motion to dismiss has been administratively withdrawn without prejudice. Any party has the right to have it reinstated upon request. Two similar actions are pending in New York State Court. Plaintiffs seek equitable relief, damages, costs and attorneys’ fees. The parties are currently engaged in discussions regarding potential settlement of the action.

As previously disclosed, on August 4, 2004, the Company entered into a final settlement with the SEC, concluding an investigation concerning certain wholesaler inventory and accounting matters. The settlement was reached through a Consent, a copy of which was attached as Exhibit 10s to the Company’s quarterly report on Form 10-Q for the period ended September 30, 2004. In the Consent, the Company agreed, without admitting or denying any liability, not to violate certain provisions of the securities laws. The Company also agreed to establish a $150 million fund for a class of shareholders to be distributed under the court’s supervision. The $150 million fund, which included a $100 million civil penalty, will be distributed to certain Company shareholders under a plan of distribution established by the SEC.

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 21 LEGAL PROCEEDINGS AND CONTINGENCIES (Continued)

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

There has not been significant discovery to date and discovery is currently stayed. On October 2, 2003, the Company and all other defendants moved to dismiss the Amended Consolidated Complaint. The plaintiffs have opposed the motion to dismiss, and the defendants have replied. The motions to dismiss were administratively withdrawn without prejudice. Plaintiffs have now requested a pre-motion conference and intend to ask the Court for leave to file a Second Amendment Complaint. In the second quarter of 2004, the Company established reserves for liabilities for this litigation of $20 million. It is not possible at this time reasonably to assess the final outcome of this litigation. In accordance with GAAP, the Company has determined that the reserves established represent the minimum expected probable losses with respect to this litigation. Eventual losses related to this litigation may exceed reserves, and the further impact could be material. The Company does not believe that the top-end of the range for these losses can be estimated. If the Company were not to prevail in final, non-appealable determination of this matter, the impact could be material to its results of operations.

Pricing, Sales and Promotional Practices Litigation and Investigations

The Company, together with a number of other pharmaceutical manufacturers, is a defendant in several private class actions and in actions brought by the Nevada, Montana, Pennsylvania, Wisconsin, Kentucky, Illinois and Alabama Attorneys General, the City of New York and four New York counties that are pending in federal and state courts relating to the pricing of certain Company products. The federal cases, and some related state court cases that were removed to federal courts, have been consolidated for pre-trial purposes under the caption In re Pharmaceutical Industry Average Wholesale Price Litigation, MDL No. 1456, Civ. Action No. 01-CV-12257-PBS, before United States District Court Judge Patti B. Saris in the United States District Court for the District of Massachusetts (AWP Multidistrict Litigation). On June 18, 2003 , the private plaintiffs in the AWP Multidistrict Litigation filed an Amended Master Consolidated Complaint (Amended Master Complaint). The Amended Master Complaint contains two sets of allegations against the Company. First, it alleges that the Company’s and many other pharmaceutical manufacturers’ reporting of prices for certain drug products (20 listed drugs in the Company’s case) had the effect of falsely overstating the Average Wholesale Price (AWP) published in industry compendia, which in turn improperly inflated the reimbursement paid to medical providers, pharmacists, and others who prescribed, administered or sold those products to consumers. Second, it alleges that the Company and certain other defendant pharmaceutical manufacturers conspired with one another in a program called the “Together Rx Card Program” to fix AWPs for certain drugs made available to consumers through the Program. The Amended Master Complaint asserts claims under the federal RICO and antitrust statutes and state consumer protection and fair trade statutes.

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 21 LEGAL PROCEEDINGS AND CONTINGENCIES (Continued)

The Amended Master Complaint is brought on behalf of two main proposed classes, whose definitions have been subject to further amendment as the case has progressed. As of December 17, 2004, those proposed classes may be summarized as: (1) all persons or entities who, from 1991 forward, paid or reimbursed all or part of a listed drug under Medicare Part B or under a private contract that expressly used AWP as a pricing standard and (2) all persons or entities who, from 2002 forward, paid or reimbursed any portion of the purchase price of a drug covered by the Together Rx Card Program based in whole or in part on AWP. The first class is further divided into several proposed subclasses depending on whether the listed drug in question is physician-administered, self-administered, sold through a pharmacy benefits manager or specialty pharmacy, or is a brand-name or generic drug. On September 3, 2004, plaintiffs in the AWP Multidistrict Litigation moved for certification of a proposed plaintiff class. The parties briefed that motion, as it related to the amended proposed definition of the first main class and sub-classes discussed above, and motion was heard by the Court on February 10, 2005.

The Company and other defendants moved to dismiss the Amended Master Complaint on the grounds that it fails to state claims under the applicable statutes. On February 24, 2004, the Court denied this motion in large part, although the Court dismissed one of the plaintiffs’ claims for failure to plead a cognizable RICO “enterprise”. Accordingly, the Court required that the Company and the other defendants answer the Amended Master Complaint. The court subsequently ordered that five defendants, including the Company engage in accelerated discovery with respect to the remaining allegations of the Amended Master Complaint, other than the allegations related to Together Rx, which are on a more extended discovery schedule. This accelerated discovery closed as to these five defendants on January 30, 2005. In addition, the Company and the other defendants have obtained discovery of the named plaintiffs and of several non-parties, such as benefits consultants, the federal government, and health insurers. The current schedule calls for expert reports, expert depositions and summary judgment briefing on liability issues during the first half of 2005.

The cases commenced by the Nevada, Montana, Pennsylvania, Wisconsin, Illinois, Alabama and Kentucky Attorneys General (the Attorneys General AWP Cases) and the cases commenced by New York City and four New York counties (the New York City & County AWP Cases) include fraud and consumer protection claims similar to those in the Amended Master Complaint. Certain of the states, city and counties also have made additional allegations that defendants, including the Company, have violated state Medicaid statutes by, among other things, failing to provide the states with adequate rebates required under federal law. The Attorneys’ General AWP Cases, other than the Montana action, are proceeding in their respective state courts.

In a series of decisions in June, September, and October 2004, affecting the Montana Attorney General’s case and the New York City & County AWP Cases, which are proceeding in the AWP Multidistrict Litigation in coordination with the private class actions, the Court declined to find that the Medicaid rebate claims were preempted by federal law, but nevertheless dismissed many of the claims relating to “rebate” payments made by several drug manufacturers, including those claims relating to the Company as insufficiently pled. The Court allowed to proceed the state law claims that allege that the Company misreported AWPs. The Company has filed its answer to the claims remaining in the Montana Attorney General’s complaint.

The Company also has joined with other defendants in a motion to dismiss the Pennsylvania Attorney General’s action. In a decision filed February 1, 2005, the Pennsylvania Commonwealth Court granted the motion to dismiss on the ground that the plaintiff had failed to plead the complaint with the requisite particularity. The Court gave the Attorney General 30 days to replead. On July 16, 2004, the Nevada court denied the Company’s and other defendants’ motions to dismiss the complaint except as to the state RICO claim and granted the Attorney General leave to replead, in an opinion that was based on the prior rulings of the AWP Multidistrict Litigation Court. The Company and other defendants also have made, or may soon make, motions to dismiss in the other Attorneys General AWP Cases.

The Company is also one of a number of defendants in a private class action making AWP-based claims that was remanded from the AWP Multidistrict Litigation to Arizona state court. An individual, Robert J. Swanston, asserts claims under Arizona state law on behalf of himself and an alleged class of persons and entities in Arizona who paid for prescription drugs based on AWP (the Swanston Action), which claims generally allege that the defendant drug manufacturers have conspired to inflate AWPs. By order dated August 5, 2004, the Arizona Court denied defendants’ motions to dismiss or stay the proceedings. The parties are currently briefing plaintiff’s motion for class certification and defendants’ papers are due February 11, 2005. The Court in the Swanston Action has ordered that discovery in that matter should be coordinated with discovery in the AWP Multidistrict Litigation.

On or about October 8, 2004, the Company was added as a defendant in a putative class action previously commenced against other drug manufacturers in federal court in Alabama . The case was brought by two health care providers that are allegedly entitled under a federal statute, Section 340B of the Public Health Service Act, to discounted prices on prescription drugs dispensed to the poor in the providers’ local areas. The plaintiff health care providers contend that they and an alleged class of other providers authorized to obtain discounted prices under the statute may in fact not have received the level of discounts to which they are entitled. The Amended Complaint against the Company and the other manufacturers asserts claims directly under the federal statute, as well as

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 21 LEGAL PROCEEDINGS AND CONTINGENCIES (Continued)

under state law for unjust enrichment and for an accounting. The Company has joined in a motion to dismiss the Complaint that was filed by the original manufacturer defendants and that has, with the court’s approval been made applicable to the Amended Complaint.

Finally, the Company is a defendant in related state court proceedings commenced in New York, New Jersey, California, and Tennessee. Those proceedings were transferred to the AWP Multidistrict Litigation for pre-trial purposes. The plaintiffs in the California and New Jersey actions sought to remand their cases to the state courts. The California remand motions were denied, and the New Jersey remand motion remains pending.

These cases are at a very preliminary stage, and the Company is unable to assess the outcome and any possible effects on its business and profitability, or reasonably estimate possible loss or range of loss with respect to these cases. If the Company were not to prevail in final, non-appealable determinations of these litigations and investigations, the impact could be material.

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

As previously disclosed, in 2004 the Company undertook an analysis of its methods and processes for calculating prices for reporting under governmental rebate and pricing programs related to its U.S. Pharmaceuticals business. The analysis was completed in early 2005. Based on the analysis, the Company identified the need for revisions to the methodology and processes used for calculating reported pricing and related rebate amounts and expects to implement these revised methodologies and processes beginning with its reporting to the Federal government agency with primary responsibility for these rebate and price reporting obligations, the Centers for Medicare and Medicaid Services (CMS) in the first quarter of 2005. In addition, using the revised methodologies and processes, the Company also has recalculated the “Best Price and “Average Manufacturer’s Price” required to be reported under the Company’s federal Medicaid rebate agreement and certain state agreements, and the corresponding revised rebate liability amounts under those programs for the three-year period 2002 to 2004. In the third quarter of 2004, based on the results of the Company’s analysis at that time, the Company recorded an additional liability equal to the then estimated additional rebate liability resulting from the proposed revisions, which was not material. Upon completion of the analysis in early 2005, the Company has finally determined that the estimated rebate liability for those programs for the three-year period 2002 to 2004 was actually less than the rebates that had been paid by the Company for such period. Accordingly, in the fourth quarter of 2004, the Company reversed the additional rebate liability that was recorded in the third quarter of 2003 and recorded an additional reduction to the rebate liability in the amount of the estimated overpayment. The Company’s proposed revisions and its updated estimate will be submitted for review to CMS. The Company anticipates that the submission to CMS also will likely be reviewed by the Department of Justice (DOJ) in conjunction with the previously disclosed subpoena received by the Company from the DOJ relating to, among other things, “Best Price” reporting for drugs covered by Medicaid as discussed in more detail above. These agencies may take the position that

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 21 LEGAL PROCEEDINGS AND CONTINGENCIES (Continued)

further revisions to the company’s methodologies and calculations are required. Upon completion of governmental review, the Company will determine whether any further recalculation of the liability from the Company under the identified programs for any period or under any other similar programs is necessary or appropriate. The company believes, based on current information, that any such recalculation is not likely to result in material rebate liability. However, due to the uncertainty surrounding the recoverability of the Company’s estimated overpayment arising from the review process described above, the Company has also recorded a reserve in an amount equal to the estimated overpayment. The Company has remediated its internal controls over the processes and procedures the Company believes resulted in these proposed revisions and will continue to strengthen its internal controls.

The Company received a civil investigative demand from the Attorney General of the State of Missouri relating to direct-to-consumer advertising for PRAVACHOL for the period of 2001-2003. The Company received written confirmation from the Attorney General in July 2004 concluding its investigation with no action taken against the Company. The Company also received notice of a putative class action lawsuit involving issues related to the direct-to-consumer advertising, filed on February 23, 2004, in circuit court of Jackson County Missouri at Kansas City, caption Richard Summers v. Bristol-Myers Squibb Company. The Company was served with this complaint on March 23, 2004 and removed the action to federal court. The action has been remanded to state court. The impact is not expected to be material.

The Company, together with a number of other pharmaceutical manufacturers, has been named as a defendant in an action filed in California State Superior Court in Oakland, James Clayworth et al. v. Bristol-Myers Squibb Company, et al., alleging that the defendants have conspired to fix the prices of pharmaceuticals by preventing the importation of foreign drugs into the United States and asserting claims under California’s Cartwright Act and unfair competition law. The plaintiffs seek treble damages for any damages they have sustained; restitution of any profit obtained by defendants through charging artificially higher prices to plaintiffs; an injunction barring the defendants from charging the plaintiffs higher prices offered to other customers; an award of reasonable attorneys’ fees and costs; and any other relief the Court deems proper. The plaintiffs have propounded interrogatories and the defendants served objections and responses on January 10, 2005. The parties are in the process of meeting and conferring to resolve disputes over the defendants’ responses and objections. The plaintiffs also have propounded form interrogatories, requests for admission and a request for the production of documents. The Company is preparing responses and objections to each of those discovery requests. On November 22, 2004, the Company filed a demurrer to this action. The plaintiffs filed an opposition brief on December 20, 2004, and the Company filed a reply brief on January 20, 2005. Oral argument on the demurrer was held on February 1, 2005. In an order dated February 4, 2005, the Court sustained the demurrer. The Court also granted plaintiffs leave to file a Second Amended Complaint, which they have already done. Defendants’ response to the Second Amended Complaint is to be filed by March 15, 2005.

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

PPA. In May 2000, Yale University published the results of its Hemorrhagic Stroke Project, which concluded that there was evidence of a suggestion that PPA may increase the risk of hemorrhagic stroke in a limited population. In November 2000, the FDA issued a Public Health Advisory and requested that manufacturers of PPA-containing products voluntarily cease manufacturing and marketing them. At that time, the only PPA-containing products manufactured or sold by the Company were COMTREX (liqui-gel formulations only) and NALDECON. On or about November 6, 2000, the Company, as well as other manufacturers of PPA- containing products, discontinued the manufacture and marketing of PPA-containing products and allowed customers to return any unused product that they had in their possession.

In January 2001, the Company was served with its first PPA lawsuit. The Company currently is a defendant in approximately 50 personal injury lawsuits, filed on behalf of approximately 50 plaintiffs, in federal and state courts throughout the United States. Many of these lawsuits involve multiple defendants. Among other claims, plaintiffs allege that PPA causes hemorrhagic and ischemic strokes, that the defendants were aware of the risk, failed to warn consumers and failed to remove PPA from their products. Plaintiffs seek compensatory and punitive damages. All of the federal cases have been transferred to the U.S. District Court for the Western District of Washington, In re Phenylpropanolamine (PPA) Products Liability Litigation, MDL No. 1407. The District Court has denied all motions for class certification and there are no class action lawsuits pending against the Company in this litigation.

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 21 LEGAL PROCEEDINGS AND CONTINGENCIES (Continued)

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

At present, the Company has approximately 213 lawsuits, on behalf of approximately 2,114 plaintiffs, pending against it in federal and state courts throughout the United States. Twenty-seven of these cases are pending in New York State Court and have been consolidated for pretrial discovery. In addition, there are approximately 761 alleged, but unfiled, claims of injury associated with SERZONE. In August 2002, the federal cases were transferred to the U.S. District Court for the Southern District of West Virginia, In Re Serzone Products Liability Litigation, MDL 1477. Although discovery is still at a very early stage it appears that very few of these cases involve liver failure. In June 2003, the District Court dismissed the class claims in all but two of the class action complaints. A purported class action has also been filed in Illinois. Although a number of the class action complaints filed against the Company had sought the certification of one or more personal injury classes, the remaining class action complaints do not seek the certification of personal injury classes. In addition to the cases filed in the United States, there are four national class actions filed in Canada.

Without admitting any wrongdoing or liability, on or around October 15, 2004, the Company entered into a settlement agreement with respect to all claims in the United States and its territories regarding SERZONE. The settlement agreement embodies a schedule of payments dependent upon whether the class member has developed a qualifying medical condition, whether he or she can demonstrate that they purchased or took SERZONE, and whether certain other criteria apply. The settlement is subject to final approval by the District Court and any appeals therefrom. Pursuant to the settlement agreement, plaintiffs’ class counsel filed a class action complaint seeing relief for the settlement class. On November 18, 2004, the District Court conditionally certified the temporary settlement class and preliminarily approved the settlement. The opt-out period ends on April 8, 2005. The fairness hearing is scheduled for June 30, 2005. Pursuant to the terms of the proposed settlement, all claims will be dismissed, the litigation will be terminated, the defendants will receive releases, and the Company commits to paying at least $70 million to funds for class members. Class Counsel will have the right to petition the court for an award of reasonable attorneys’ fees and expenses; the fees will be paid by the Company and will not reduce the amount of money paid to class members as part of the settlement. The Company may terminate the settlement based upon the number of claims submitted or the number of purported class members who opt not to participate in the settlement and instead pursue individual claims.

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

The Company is a party in approximately 32 cases pending, on behalf of a total of approximately 565 plaintiffs, in federal and state courts throughout the United States. Plaintiffs claim that the Company committed fraud on the FDA and wrongfully promoted

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 21 LEGAL PROCEEDINGS AND CONTINGENCIES (Continued)

STADOL NS as non-addictive. Further, plaintiffs allege that the Company failed to adequately warn of the addiction and dependency risk associated with the use of STADOL NS. The Company has reached an agreement in principle to settle 31 of the lawsuits involving approximately 564 plaintiffs. In addition to these lawsuits, there are approximately 25 active, alleged and unfiled claims. The majority of the cases and claims are pending in Mississippi.

In the second quarter of 2004, the Company recovered insurance proceeds of $25 million with respect to the STADOL NS case.

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

HORMONE REPLACEMENT THERAPY (HRT) LITIGATION. In 1991, The National Institute of Health began some clinical trials involving Prempro (estrogen and progestin) and Premarin (estrogen), both of which are manufactured by Wyeth. A July 2002 JAMA article reported that among the Prempro subjects, there were increased risks of breast cancer, heart attacks, blood clots and strokes. The Prempro phase of the study was stopped on July 9, 2002. In July 2003, the Company was served with its first HRT lawsuit. The Company products involved in this litigation are: ESTRACE® (an estrogen-only tablet); ESTRADIOL (generic estrogen-only tablet); DELESTROGEN® (an injectable estrogen); and OVCON® (an oral contraceptive containing both estrogen and progestin). All of these products were sold to other companies between January 2000 and August 2001, but the company maintains the ESTRACE® ANDA.

The Company currently is a defendant in approximately 846 lawsuits including the above-mentioned products, filed on behalf of approximately 1,182 plaintiffs, in federal and state courts throughout the United States. A majority of these lawsuits involve multiple defendants. The Company expects to be dismissed from many cases in which its products were never used. Plaintiffs allege, among other things that these products cause breast cancer, stroke, blood clots, cardiac and other injuries in women, that the defendants were aware of these risks and failed to warn consumers. The federal cases are being transferred to the U.S. District Court for the Eastern District of Arkansas, In re Prempro (Wyeth) Products Liability Litigation, MDL No., 1507.

The Company is vigorously defending its product liability lawsuits and believes that the majority of these cases and claims are without merit. While it is not possible at this time reasonably to assess the final outcome of the Company’s pending product liability lawsuits and unfiled claims with certainty, management is of the opinion that the ultimate disposition of these matters should not have a material adverse effect on the Company’s financial position, except as otherwise indicated above. The Company believes that it has adequate self-insurance reserves and commercially available excess insurance to cover potential material losses related to its product liability cases and claims.

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

The results of an internal audit performed at the Company’s facility in Hopewell, N.J. indicate that operations at the site’s wastewater treatment plant and related discharges were not always in compliance with the New Jersey Water Pollution Control Act and its implementing regulations or the terms of the Company’s discharge permits. The Company reported its findings to the New Jersey Department of Environmental Protection (NJDEP) in February 2004, entered a settlement agreement with NJDEP on November 16, 2004, and paid a penalty of $44,500. None of the results of the audit suggest that there has been any adverse impact to public health. The Company has taken, and will continue to take, corrective actions to address identified deficiencies and to prevent future occurrences.

The U.S. Environmental Protection Agency (EPA) is investigating industrial and commercial facilities throughout the U.S. that use refrigeration equipment containing ozone-depleting substances (ODS) and enforcing compliance with regulations governing the prevention, service and repair of leaks (ODS requirements). Recently, the Company performed a voluntary corporate-wide audit at its

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 21 LEGAL PROCEEDINGS AND CONTINGENCIES (Continued)

facilities in the U.S. and Puerto Rico that use ODS-containing refrigeration equipment. The Company submitted an audit report to the EPA in November, 2004, identifying potential violations of the ODS requirements at several of its facilities, and is currently in discussions with EPA to resolve such matters. In addition to the matters covered in the Company’s audit report letter to the EPA, the EPA previously sent the Company’s wholly owned subsidiary, Mead Johnson, a request for information regarding compliance with ODS requirements at its facility in Evansville, Indiana. The Company responded to the request in June 2004, and the EPA currently is in the process of reviewing the information that the Company provided. If the EPA determines that the Evansville facility, or any other facilities, was, or is, in violation of applicable ODS requirements, the Company could be subject to penalties and/or be required to convert or replace refrigeration equipment to use non-ODS approved substitutes.

In January 2004, the NJDEP sent the Company and approximately five other companies an information request letter relating to a site in North Brunswick Township, N.J. where waste materials from E.R. Squibb & Sons (Squibb), a wholly owned subsidiary of the Company, may have been disposed from the 1940s through the 1960s. Fill material containing industrial waste and heavy metals in excess of residential standards was discovered in Fall 2003 during an expansion project at the North Brunswick Township High School, as well as at a number of neighboring residential properties, and adjacent public park areas. The school board and the Township, who are the current owners of the site, are conducting and jointly financing soil remediation work under a work plan approved by the NJDEP, and have asked the Company to contribute to the cost of remediation. The Company is in discussions with the NJDEP, the site owners and other potentially responsible parties regarding the scope and costs of work required to address the known conditions of concern, and recently has offered to negotiate with the school board and Township on the terms of a cooperative funding agreement and allocation process. The Company also is actively investigating the historic use of the site, including the Company’s possible connection. To date, no claims have been asserted against the Company.

In September 2003, the NJDEP issued an administrative enforcement Directive and Notice under the New Jersey Spill Compensation and Control Act requiring the Company and approximately 65 other companies to perform an assessment of natural resource damages and to implement unspecified interim remedial measures to restore conditions in the Lower Passaic River. The Directive alleges that the Company is liable because it historically sent bulk waste to the former Inland Chemical Company facility in Newark, N.J. for reprocessing, and that releases of hazardous substances from this facility have migrated into Newark Bay and continue to have an adverse impact on the Lower Passaic River watershed. Subsequently, the EPA also issued a notice letter under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) to numerous parties—but not including the Company—seeking their cooperation in a study of conditions in substantially the same stretch of the Passaic River that is the subject of the NJDEP’s Directive. A group of these other parties entered into a consent agreement with EPA in 2004 to finance a portion of that study. The EPA estimates this study will cost $20 million, of which roughly half will be financed by this private party group. This study may also lead to clean-up actions, directed by the EPA and the Army Corps of Engineers. The Company is working cooperatively with a group of the parties that received the NJDEP Directive and/or the EPA notice to explore potential resolutions of the Directive and to address the risk of collateral claims. Although the Company does not believe it has caused or contributed to any contamination in the Lower Passaic River watershed, the Company has informed the NJDEP that it is willing to discuss their allegations against the Company. In the Directive and in more recent communications to the cooperating group, NJDEP has stated that if the responsible parties do not cooperate, the NJDEP may perform the damage assessment and restoration and take civil action to recover its remedial costs, and treble damages for administrative costs and penalties. In late 2004, a group of federal agencies designated as trustees of natural resources affected by contamination in the Passaic River watershed approached the cooperating group to solicit interest in funding a cooperative study of possible natural resources damages (“NRD”) in the area. This study presumably would dovetail with the ongoing EPA study, and ideally would be joined by the NJDEP, to coordinate actions NJDEP may seek under the Directive. Discussions with the federal trustees are ongoing. The extent of any liability the Company may face, under either the Directive, the EPA’s notice letter, or with respect to future NRD actions or claims by the federal trustees, or in contribution to other responsible parties, cannot yet be determined.

On October 16, 2003 the Michigan Department of Environmental Quality (MDEQ) sent the Company a Letter of Violation (LOV) alleging that, over an unspecified period of time, emissions from certain digestion tanks at Mead Johnson’s Zeeland, Michigan facility exceeded an applicable limit in the facility’s renewable operating air permit. The LOV requires the Company to take corrective action and to submit a compliance program report. Although the MDEQ has not demanded fines or penalties, further enforcement action could result in penalties or injunctive relief. The Company is contesting the allegations in the LOV and the Company and the MDEQ are also working on revisions to the Company’s air use permit. Although we can not predict the ultimate outcome with certainty, these permit revisions may resolve the matter without additional enforcement action or the need to continue contesting the LOV.

        On December 1, 2003, the Company and the NJDEP entered an Administrative Consent Order (ACO) concerning alleged violations of the New Jersey Air Pollution Control Act and its implementing regulations at the Company’s New Brunswick facility. Pursuant to the ACO, the Company agreed to submit a permit application creating a facility-wide emissions cap and to pay an administrative fine of approximately $28,000. Both of these obligations were satisfied in early 2004. Subsequently, on February 15, 2005, the ACO was amended to provide that the Company would install a new cogeneration turbine at its New Brunswick facility by December 31, 2006, and would obtain air permits, including those required for the cogeneration turbine, by December 31, 2005. The estimated cost of the new cogeneration turbine is approximately $3.5 million.

The Company is one of several defendants in a class action suit filed in superior court in Puerto Rico in February 2000 by residents of three wards from the Municipality of Barceloneta, alleging that air emissions from a government owned and operated

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 21 LEGAL PROCEEDINGS AND CONTINGENCIES (Continued)

wastewater treatment facility in said Municipality have caused respiratory and other ailments and violated local air rules. The Company believes its wastewater discharges to the treatment facility are in material compliance with the terms of the Company’s permit. The Company believes that this litigation will be resolved for an immaterial amount; however, although this suit is now five years old, it is still at an initial stage with even the issue of class certification still pending. In the event of an adverse judgment, the Company’s ultimate financial liability could be greater than anticipated.

The Company is also responsible under various state, federal and foreign laws, including CERCLA, for certain costs of investigating or remediating contamination resulting from past industrial activity at the Company’s current or former sites or at waste disposal or reprocessing facilities operated by third parties. The Company typically estimates these costs based on information obtained from the EPA, or counterpart state agency, and/or studies prepared by independent consultants, including the total estimated costs for the site and the expected cost-sharing, if any, other potentially responsible parties (PRP). The Company accrues liabilities when they are probable and reasonably estimable. As of December 31, 2004 and 2003, the Company estimated its share of the total future costs for these sites to be approximately $60 million and $58 million, respectively, recorded as other liabilities, which represents the sum of best estimates or, where no simple estimate can reasonably be made, estimates of the minimal probable amount among a range of such costs (without taking into account any potential recoveries from other parties, which are not currently expected). The Company has paid less than $4 million (excluding legal fees) in each of the last five years for investigation and remediation of such matters, including liabilities under CERCLA and for other on-site remedial obligations.

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

The Company is conducting an internal review of its pharmaceutical operations in Mexico, which had total sales of $422 million for the twelve months ended December 31, 2004. This broad review includes areas of compliance with legal, financial and regulatory requirements and the Company’s Standards of Business Conduct and Ethics. The reviews are ongoing. At this time, the Company is unable to assess the impact, if any, of the results these investigations may have on the Company.

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

On July 31, 2003, one of the Company’s insurers, Federal Insurance Company (Federal), filed a lawsuit in New York Supreme Court against the Company and several current and former officers and members of the board of directors, seeking rescission, or in the alternative, declarations allowing Federal to avoid payment under certain Directors and Officers insurance policies and certain Fiduciary Liability insurance policies with respect to potential liability arising in connection with the matters described under the “—VANLEV Litigation,” “—Other Securities Matters” and “—ERISA Litigation” sections above. No discovery has been taken in this matter. The parties are currently engaged in discussions regarding potential settlement of the action.

On October 3, 2003, another of the Company’s insurers, SR International Business Insurance Co. Ltd. (SRI), informed the

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 21 LEGAL PROCEEDINGS AND CONTINGENCIES (Continued)

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

Note 22 SUBSEQUENT EVENTS

In January 2005, the Company announced plans to divest the U.S. and Canadian Consumer Medicines business. For the year ended December 31, 2004, sales of consumer medicines brands in the U.S. and Canada totaled approximately $270 million. The Company’s consumer medicines businesses in Japan, Asia Pacific, Latin America, Europe, Middle East and Africa are not included in this planned divestiture.

In November 2004, the Company and Medarex, Inc. (Medarex) entered into a worldwide collaboration to develop and commercialize MDX-010, a fully human antibody investigational product targeting the CTLA-4 receptor. MDX-010 was developed by Medarex and is currently in Phase III clinical development for the treatment of metastatic melanoma. The collaboration agreement became effective in January 2005, at which time the Company made a cash payment of $25 million to Medarex which was expensed as research and development, and an additional $25 million equity investment in Medarex.

Note 23 SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
	(dollars in million, except per share data)
2004:
Net Sales	$4,626	$4,819	$4,778	$5,157	$19,380
Gross Margin	3,269	3,320	3,310	3,492	13,391
Earnings from Continuing Operations(1)	961	523	755	139	2,378
Discontinued Operations, net	3	4	3	—	10
Net Earnings	964	527	758	139	2,388
Earnings per common share:
Basic
Earnings from Continuing Operations(1)	$0.50	$0.27	$0.39	$0.07	$1.23
Discontinued Operations, net	—	—	—	—	—

Net Earnings	$0.50	$0.27	$0.39	$0.07	$1.23

Diluted(3)
Earnings from Continuing Operations(1)	$0.49	$0.27	$0.38	$0.07	$1.21
Discontinued Operations, net	—	—	—	—	—

Net Earnings	$0.49	$0.27	$0.38	$0.07	$1.21

Dividends declared per Common Share	$0.28	$0.28	$0.28	$0.28	$1.12
Cash and cash equivalents	$3,173	$3,227	$3,446	$3,680	$3,680
Marketable securities	3,552	3,686	3,872	3,794	3,794

2003:
Net Sales	$4,208	$4,571	$4,798	$5,076	$18,653
Gross Margin	3,007	3,261	3,428	3,551	13,247
Earnings from Continuing Operations(2)	790	899	902	506	3,097
Discontinued Operations, net	2	3	4	—	9
Net Earnings	792	902	906	506	3,106

BRISTOL-MYERS SQUIBB COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Earnings per common share:
Basic
Earnings from Continuing Operations(2)	$0.41	$0.47	$0.47	$0.26	$1.60
Discontinued Operations, net	—	—	—	—	—

Net Earnings	$0.41	$0.47	$0.47	$0.26	$1.60

Diluted(3)
Earnings from Continuing Operations(2)	$0.41	$0.46	$0.47	$0.26	$1.59
Discontinued Operations, net	—	—	—	—	—

Net Earnings	$0.41	$0.46	$0.47	$0.26	$1.59

Dividends declared per Common Share	$0.28	$0.28	$0.28	$0.28	$1.12
Cash and cash equivalents	$2,443	$2,449	$2,763	$2,549	$2,549
Marketable securities	1,991	2,079	2,361	3,013	3,013

Note:	Earnings per share for the quarters may not add to the amounts for the year, as each period is computed on a discrete basis.

(1)	2004 includes litigation charges of $480 million, $36 million and $16 million in the second, third, and fourth quarters, respectively. The second quarter includes litigation settlement income of $25 million. The first, second, third, and fourth quarters include the gain on the sale of the Mead Johnson Adult Nutritional business of $295 million, $18 million, $3 million, and $4 million, respectively. The first, second, third, and fourth quarters include provisions for restructuring and other items of $29 million, $17 million, $105 million, and $61 million, respectively. The first, second, third, and fourth quarters include upfront payments for licensing agreements of $5 million, $25 million, $10 million, and $15 million, respectively. The second and third quarters include write-offs for acquired in-process research and development of $62 million and $1 million, respectively.

(2)	2003 includes litigation settlement charges of $16 million and $265 million in the second and fourth quarters, respectively. The first, second and third quarters include litigation settlement income of $21 million, $57 million and $4 million, respectively. The first, second, third and fourth quarters include provisions for restructuring and other items of $26 million, $29 million, $37 million and $39 million, respectively. The second, third and fourth quarters include reversals of prior period restructuring and other items of $25 million, $3 million and $10 million, respectively. The third and fourth quarters include upfront payments for licensing agreements of $21 million and $81 million, respectively.

(3)	Common equivalent shares excluded from the computation of diluted earnings per share, because the effect would be antidilutive, were as follows (in millions):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2004	133	130	129	126	126
2003	120	117	116	114	114

Report of Independent Registered Public Accounting Firm

To the Board of Directors

and Stockholders of

Bristol-Myers Squibb Company:

We have completed an integrated audit of the Bristol-Myers Squibb Company’s (the Company) 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004, and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of the Company and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Philadelphia, PA

March 3, 2005

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2004, management carried out an evaluation, under the supervision and with the participation of its chief executive officer and chief financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures as such term is defined under Exchange Act Rule 13a-15(e). Based on this evaluation, management has concluded that as of December 31, 2004, such disclosure controls and procedures were effective to provide reasonable assurance that the Company records, processes, summarizes and reports the information the Company must disclose in reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of management, including the chief executive officer and chief financial officer, management assessed the effectiveness of internal control over financial reporting as of December 31, 2004 based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management has concluded that the Company’s internal control over financial reporting was effective at December 31, 2004 to provide reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements for external purposes in accordance with United States generally accepted accounting principles. Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP (PwC), an independent registered public accounting firm, has audited the Company’s financial statements included in this report on Form 10-K and issued its report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, which is included herein.

Status of Previously Disclosed Internal Control Items

In making its evaluation over the effectiveness of the design and operation of its disclosure controls and procedures, management has considered the significant resources devoted and substantial actions taken by the Company over the past two years to remediate the “reportable condition” (as defined under standards established by the American Institute of Certified Public Accountants) relating to its internal control over its financial reporting for income taxes that was initially identified and communicated to the Company and its Audit Committee by PwC in connection with their audit of the Company’s consolidated financial statements for the year ended December 31, 2002 and repeated for the year ended December 31, 2003. The reportable condition identified by PwC was the need to enhance the income tax accounting function to provide for timely analysis and reconciliation of the income tax provision and related income tax assets and liabilities. In 2003, the actions taken by the Company included engaging an outside consultant to assist the Company’s personnel to conduct a comprehensive and detailed review of certain of the Company’s income tax reporting and accounting. Throughout 2004, the Company continued to strengthen its internal control over financial reporting for income taxes. These efforts included continuing to work with outside consultants, making significant personnel changes including, hiring a new vice president of taxes and increasing the number of tax department key personnel, as well as implementing policies and procedures to enhance communication between business unit, tax department and financial reporting personnel to ensure comprehensive, appropriate and timely review of matters and implementing new, and updating existing tax accounting policies and providing training on these policies. Based on their evaluation, the chief executive officer and the chief financial officer have concluded that as of December 31, 2004, internal control over financial reporting for income taxes issues have been sufficiently remediated.

As discussed under “Item 8. Financial Statements—Note 21. Legal Proceedings and Contingencies,” during 2004, management identified the need to remediate deficiencies in internal control over its methodology and processes to calculate prices for reporting under governmental rebate and pricing programs related to its U.S. Pharmaceuticals business. In conducting their evaluation, the chief executive officer and chief financial officer also considered the substantial efforts undertaken by the Company to remediate such internal control deficiencies, which included, retaining several outside consultants with subject matter expertise, conducting an exhaustive review of existing methodologies and processes and training employees on the implementation of the revised methodologies and processes. Based on their review, the chief executive officer and the chief financial officer have concluded that the Company’s internal control over its methodology and processes to calculate prices as described above have been sufficiently remediated.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2004 that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

(a)	Reference is made to the 2005 Proxy Statement to be filed on or about March 23, 2005 with respect to the Directors of the Registrant, which is incorporated herein by reference and made a part hereof in response to the information required by Item 10.

(b)	The information required by Item 10 with respect to the Executive Officers of the Registrant has been included in Part IA of this Form 10-K in reliance on General Instruction G of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

Item 11.	EXECUTIVE COMPENSATION.

Reference is made to the 2005 Proxy Statement to be filed on or about March 23, 2005 with respect to Executive Compensation, which is incorporated herein by reference and made a part hereof in response to the information required by Item 11.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Reference is made to the 2005 Proxy Statement to be filed on or about March 23, 2005 with respect to the security ownership of certain beneficial owners and management, which is incorporated herein by reference and made a part hereof in response to the information required by Item 12.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Reference is made to the 2005 Proxy Statement to be filed on or about March 23, 2005 with respect to certain relationships and related transactions, which is incorporated herein by reference and made a part hereof in response to the information required by Item 13.

Item 14.	AUDITOR FEES

Reference is made to the 2005 Proxy Statement to be filed on or about March 23, 2005 with respect to auditor fees, which is incorporated herein by reference and made a part hereof in response to the information required by Item 14.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)

		Page Number
1.	Consolidated Financial Statements	73-76

	Notes to Consolidated Financial Statements	77-120

	Report of Independent Registered Public Accounting Firm	121

2.	Financial Statement Schedule Valuation and Qualifying Accounts	132

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

3a.	Restated Certificate of Incorporation of Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 3c to the Form 10-Q for the quarterly period ended September 30, 2003).

3b.	Bylaws of Bristol-Myers Squibb Company, as amended as of January 3, 2005 (filed herewith).

4a.	Letter of Agreement dated March 28, 1984 (incorporated herein by reference to Exhibit 4 to Form 10-K for the fiscal year ended December 31, 1983).

4b.	Indenture, dated as of June 1, 1993, between Bristol-Myers Squibb Company and JPMorgan Chase Bank (as successor trustee to The Chase Manhattan Bank (National Association)) (incorporated herein by reference to Exhibit 4.1 to the Form 8-K dated May 27, 1993, and filed on June 3, 1993).

4c.	Form of 7.15% Debenture due 2023 of Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 4.2 to the Form 8-K dated May 27, 1993, and filed on June 3, 1993).

4d.	Form of 6.80% Debenture due 2026 of Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 4e to the Form 10-K for the fiscal year ended December 31, 1996).

4e.	Form of 6.875% Debenture due 2097 of Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 4f to the Form 10-Q for the quarterly period ended September 30, 1997).

4f.	$2,000,000,000 Five Year Competitive Advance and Revolving Credit Facility Agreement dated as of December 22, 2004 among Bristol-Myers Squibb Company, the borrowing subsidiaries, the lenders named in the agreement, Bank of America, N.A. as syndication agent, and JPMorgan Chase Bank and Citicorp North America, Inc., as administrative agents (filed herewith).

4g.	Second Supplemental Indenture, dated September 28, 2001, between Bristol-Myers Squibb Company and JPMorgan Chase Bank (as successor trustee to The Chase Manhattan Bank) to the indenture dated June 1, 1993 (previously filed as an exhibit to the Annual Report on Form 10-K).

4h.	Form of 4.75% Note due 2006 and Form of 5.75% Note Due 2011 of Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 4g to the Form 10-K for the fiscal year ended December 31, 2003).

4i.	Third Supplemental Indenture, dated August 18, 2003, between Bristol-Myers Squibb Company and JPMorgan Chase Bank, as Trustee, to the indenture dated June 1, 1993 (incorporated herein by reference to Exhibit 4k to the Form 10-Q for the quarterly period ended September 30, 2003).

4j.	Purchase Agreement dated August 12, 2003, between Bristol-Myers Squibb Company and Goldman, Sachs & Co., J.P. Morgan Securities Inc., as representatives to the several purchasers, named in Schedule I of the Agreement, of 4.00% Senior Notes due 2008 and 5.25% Senior Notes due 2013 (incorporated herein by reference to Exhibit 4l to the Form 10-Q for the quarterly period ended September 30, 2003).

4k.	Exchange and Registration Rights Agreement, dated August 18, 2003, between Bristol-Myers Squibb Company and Goldman, Sachs & Co., J.P. Morgan Securities Inc., as representatives of the several purchasers named in Schedule I to the Purchase Agreement, of 4.00% Senior Notes due 2008 and 5.25% Senior Notes due 2013 (incorporated herein by reference to Exhibit 4m to the Form 10-Q for the quarterly period ended September 30, 2003).

4l.	Form of 4.00% Senior Note due 2008 (incorporated herein by reference to Exhibit 4j to the Form 10-Q for the quarterly period ended September 30, 2003) (incorporated herein by reference to Exhibit 4n to the Form 10-Q for the quarterly period ended September 30, 2003).

4m.	Form of 5.25% Senior Note due 2013 (incorporated herein by reference to Exhibit 4o to the Form 10-Q for the quarterly period ended September 30, 2003).

4n.	Indenture, dated October 1, 2003, between Bristol-Myers Squibb Company, as Issuer, and JPMorgan Chase Bank, as Trustee (incorporated herein by reference to Exhibit 4q to the Form 10-Q for the quarterly period ended September 30, 2003).

4o.	Registration Rights Agreement, dated October 1, 2003, between Bristol-Myers Squibb Company and Goldman, Sachs & Co., J.P. Morgan Securities Inc., as representatives of the several purchasers named in Schedule I to the Purchase Agreement, of Floating Rate Convertible Senior Debentures due 2023 (incorporated herein by reference to Exhibit 4r to the Form 10-Q for the quarterly period ended September 30, 2003).

4p.	Form of Floating Rate Convertible Senior Debenture due 2023 (incorporated herein by reference to Exhibit 4s to the Form 10-Q for the quarterly period ended September 30, 2003).

4q.	Purchase Agreement dated September 25, 2003, between Bristol-Myers Squibb Company and Goldman, Sachs & Co., J.P. Morgan Securities Inc., as representatives of the several purchasers named in Schedule I to the Purchase Agreement, of Floating Rate Convertible Debentures due 2023 (incorporated herein by reference to Exhibit 4t to the Form 10-Q for the quarterly period ended September 30, 2003).

4r.	Specimen Certificate of Common Stock (incorporated herein by reference to Exhibit 4s to the Form 10-K for the fiscal year ended December 31, 2003).

4s.	Specimen Certificate of Convertible Preferred Stock (incorporated herein by reference to Exhibit 4t to the Form 10-K for the fiscal year ended December 31, 2003).

**10a.	Bristol-Myers Squibb Company 1997 Stock Incentive Plan, effective as of May 6, 1997 and as amended effective July 17, 2002 (incorporated herein by reference to Exhibit 10a to the Form 10-Q for the quarterly period ended June 30, 2002).

**10b.	Bristol-Myers Squibb Company 2002 Stock Incentive Plan, effective as of May 7, 2002 and as amended effective July 17, 2002 (incorporated herein by reference to Exhibit 10b to the Form 10-Q for the quarterly period ended June 30, 2002).

**10c.	Bristol-Myers Squibb Company TeamShare Stock Option Plan, as amended and restated effective September 10, 2002 (incorporated herein by reference to Exhibit 10c to the Form 10-K for the fiscal year ended December 31, 2002).

**10d.	Bristol-Myers Squibb Company Executive Performance Incentive Plan (effective January 1, 1997 and incorporated herein by reference to Exhibit 10b to the Form 10-K for the fiscal year ended December 31, 1996).

**10e.	Bristol-Myers Squibb Company Executive Performance Incentive Plan (effective January 1, 2003 and incorporated herein by reference to Exhibit D to the 2003 Proxy Statement dated April 4, 2003).

**10f.	Bristol-Myers Squibb Company 1983 Stock Option Plan, as amended and restated as of October 1, 2001 (filed herewith).

**10g.	Bristol-Myers Squibb Company Performance Incentive Plan, as amended (as adopted, incorporated herein by reference to Exhibit 2 to the Form 10-K for the fiscal year ended December 31, 1978; as amended as of January 8, 1990, incorporated herein by reference to Exhibit 19b to the Form 10-K for the fiscal year ended December 31, 1990; as amended on April 2, 1991, incorporated herein by reference to Exhibit 19b to the Form 10-K for the fiscal year ended December 31, 1991; as amended effective January 1, 1994, incorporated herein by reference to Exhibit 10d to the Form 10-K for the fiscal year ended December 31, 1993; and as amended effective January 1, 1994, incorporated herein by reference to Exhibit 10d to the Form 10-K for the fiscal year ended December 31, 1994).

**10h.	Benefit Equalization Plan of Bristol-Myers Squibb Company and its Subsidiary or Affiliated Corporations Participating in the Bristol-Myers Squibb Company Retirement Income Plan or the Bristol-Myers Squibb Puerto Rico, Inc. Retirement Income Plan, as amended (as amended and restated as of January 1, 1993, as amended effective October 1, 1993, incorporated herein by reference to Exhibit 10e to the Form 10-K for the fiscal year ended December 31, 1993; and as amended effective February 1, 1995, incorporated herein by reference to Exhibit 10e to the Form 10-K for the fiscal year ended December 31, 1996).

**10i.	Benefit Equalization Plan of Bristol-Myers Squibb Company and its Subsidiary or Affiliated Corporations Participating in the Bristol-Myers Squibb Company Savings and Investment Program, as amended and restated effective as of January 1, 1996 (incorporated herein by reference to Exhibit 10h to the Form 10-K for the fiscal year ended December 31, 2001).

**10j.	Squibb Corporation Supplementary Pension Plan, as amended (as previously amended and restated, incorporated herein by reference to Exhibit 19g to the Form 10-K for the fiscal year ended December 31, 1991; as amended as of September 14, 1993, and incorporated herein by reference to Exhibit 10g to the Form 10-K for the fiscal year ended December 31, 1993).

**10k.	Bristol-Myers Squibb Company Retirement Income Plan for Non-Employee Directors, as amended to March 5, 1996 (incorporated herein by reference to Exhibit 10k to the Form 10-K for the fiscal year ended December 31, 1996).

**10l.	Bristol-Myers Squibb Company 1987 Deferred Compensation Plan for Non-Employee Directors, as amended to January 13, 2004 (filed herewith).

**10m.	Bristol-Myers Squibb Company Non-Employee Directors’ Stock Option Plan, as amended (as approved by the Stockholders on May 1, 1990, incorporated herein by reference to Exhibit 28 to Registration Statement No. 33-38587 on Form S-8; as amended May 7, 1991, incorporated herein by reference to Exhibit 19c to the Form 10-K for the fiscal year ended December 31, 1991), as amended January 12, 1999 (incorporated herein by reference to Exhibit 10m to the Form 10-K for the fiscal year ended December 31, 1998).

**10n.	Bristol-Myers Squibb Company Non-Employee Directors’ Stock Option Plan, as amended (as approved by the Stockholders on May 2, 2000, incorporated herein by reference to Exhibit A to the 2000 Proxy Statement dated March 20, 2000.)

**10o.	Squibb Corporation Deferral Plan for Fees of Outside Directors, as amended (as adopted, incorporated herein by reference to Exhibit 10e Squibb Corporation 1991 Form 10-K for the fiscal year ended December 31, 1987, File No. 1-5514; as amended effective December 31, 1991 incorporated herein by reference to Exhibit 10m to the Form 10-K for the fiscal year ended December 31, 1992).

**10p.	Amendment to all of the Company’s plans, agreements, legal documents and other writings, pursuant to action of the Board of Directors on October 3, 1989, to reflect the change of the Company’s name to Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 10v to the Form 10-K for the fiscal year ended December 31, 1989).

**10q.	Form of Agreement entered into between the Bristol-Myers Squibb Company and each of the named executive officers and certain other executives effective January 1, 2005 (filed herewith).

12.	Statement re computation of ratios (filed herewith).

21.	Subsidiaries of the Registrant (filed herewith).

23.	Consent of PricewaterhouseCoopers LLP (filed herewith).

31a.	Section 302 Certification Letter (filed herewith).

31b.	Section 302 Certification Letter (filed herewith).

32a.	Section 906 Certification Letter (filed herewith).

32b.	Section 906 Certification Letter (filed herewith).

*	Indicates, in this Form 10-K, brand names of products, which are registered trademarks not owned by the Company or its subsidiaries. ERBITUX is a trademark of ImClone; AVAPRO, APROVEL, AVALIDE and PLAVIX are trademarks of Sanofi-Synthelabo S.A.; GLUCOPHAGE and GLUCOVANCE are trademarks of Merck Sante S.A.S., an associate of Merck KGaA of Darmstadt, Germany; ABILIFY is a trademark of Otsuka Pharmaceuticals, Ltd.; MOISTUREL and DURICEF are trademarks of Galen (Chemicals) Limited; JAVLOR is a trademark of Pierre Fabre Medicament, S.A.; TRUVADA is a trademark of Gilead Sciences, Inc.; and EMSAM is a trademark of Somerset Pharmaceuticals, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRISTOL-MYERS SQUIBB COMPANY (Registrant)

By	/s/ PETER R. DOLAN
Peter R. Dolan
Chairman of the Board of Directors and Chief Executive Officer

Date: March 3, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PETER R. DOLAN (Peter R. Dolan)	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 3, 2005

/s/ ANDREW R.J. BONFIELD (Andrew R.J. Bonfield)	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 3, 2005

/s/ DAVID L. ZABOR (David L. Zabor)	Vice President and Controller (Principal Accounting Officer)	March 3, 2005

/s/ ROBERT E. ALLEN (Robert E. Allen)	Director	March 3, 2005

/s/ LEWIS B. CAMPBELL (Lewis B. Campbell)	Director	March 3, 2005

/s/ VANCE D. COFFMAN (Vance D. Coffman)	Director	March 3, 2005

/s/ JAMES M. CORNELIUS (James M. Cornelius)	Director	March 3, 2005

/s/ ELLEN V. FUTTER (Ellen V. Futter)	Director	March 3, 2005

/s/ LOUIS V. GERSTNER, JR. (Louis V. Gerstner, Jr.)	Director	March 3, 2005

/s/ LAURIE H. GLIMCHER, M.D. (Laurie H. Glimcher, M.D.)	Director	March 3, 2005

/s/ LEIF JOHANSSON (Leif Johansson)	Director	March 3, 2005

/s/ JAMES D. ROBINSON III (James D. Robinson III)	Director	March 3, 2005

/s/ LOUIS W. SULLIVAN, M.D. (Louis W. Sullivan, M.D.)	Director	March 3, 2005

EXHIBIT INDEX

The Exhibits listed below are identified by numbers corresponding to the Exhibit Table of Item 601 of Regulation S-K. The Exhibits designated by two asterisks (**) are management contracts or compensatory plans or arrangements required to be filed pursuant to Item 15. An asterisk (*) in the Page column indicates that the Exhibit has been previously filed with the Commission and is incorporated herein by reference. Unless otherwise indicated, all Exhibits are part of Commission File Number 1-1136.

Exhibit No.	Description	Page No.

3a.	Restated Certificate of Incorporation of Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 3c to the Form 10-Q for the quarterly period ended September 30, 2003).	*

3b.	Bylaws of Bristol-Myers Squibb Company, as amended as of January 3, 2005 (filed herewith).	E-3-1

4a.	Letter of Agreement dated March 28, 1984 (incorporated herein by reference to Exhibit 4 to Form 10-K for the fiscal year ended December 31, 1983).	*

4b.	Indenture, dated as of June 1, 1993, between Bristol-Myers Squibb Company and JPMorgan Chase Bank (as successor trustee to The Chase Manhattan Bank (National Association)) (incorporated herein by reference to Exhibit 4.1 to the Form 8-K dated May 27, 1993, and filed on June 3, 1993).	*

4c.	Form of 7.15% Debenture due 2023 of Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 4.2 to the Form 8-K dated May 27, 1993, and filed on June 3, 1993).	*

4d.	Form of 6.80% Debenture due 2026 of Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 4e to the Form 10-K for the fiscal year ended December 31, 1996).	*

4e.	Form of 6.875% Debenture due 2097 of Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 4f to the Form 10-Q for the quarterly period ended September 30, 1997).	*

4f.	$2,000,000,000 Five Year Competitive Advance and Revolving Credit Facility Agreement dated as of December 22, 2004 among Bristol-Myers Squibb Company, the borrowing subsidiaries, the lenders named in the agreement, Bank of America, N.A. as syndication agent, and JPMorgan Chase Bank and Citicorp North America, Inc., as administrative agents (filed herewith).	E-4-1

4g.	Second Supplemental Indenture, dated September 28, 2001, between Bristol-Myers Squibb Company and JPMorgan Chase Bank (as successor trustee to The Chase Manhattan Bank) to the indenture dated June 1, 1993 (previously filed as an exhibit to the Annual Report on Form 10-K).	*

4h.	Form of 4.75% Note due 2006 and Form of 5.75% Note Due 2011 of Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 4g to the Form 10-K for the fiscal year ended December 31, 2003).	*

4i.	Third Supplemental Indenture, dated August 18, 2003, between Bristol-Myers Squibb Company and JPMorgan Chase Bank, as Trustee, to the indenture dated June 1, 1993 (incorporated herein by reference to Exhibit 4k to the Form 10-Q for the quarterly period ended September 30, 2003).	*

4j.	Purchase Agreement dated August 12, 2003, between Bristol-Myers Squibb Company and Goldman, Sachs & Co., J.P. Morgan Securities Inc., as representatives to the several purchasers, named in Schedule I of the Agreement, of 4.00% Senior Notes due 2008 and 5.25% Senior Notes due 2013 (incorporated herein by reference to Exhibit 4l to the Form 10-Q for the quarterly period ended September 30, 2003).	*

4k.	Exchange and Registration Rights Agreement, dated August 18, 2003, between Bristol-Myers Squibb Company and Goldman, Sachs & Co., J.P. Morgan Securities Inc., as representatives of the several purchasers named in Schedule I to the Purchase Agreement, of 4.00% Senior Notes due 2008 and 5.25% Senior Notes due 2013 (incorporated herein by reference to Exhibit 4m to the Form 10-Q for the quarterly period ended September 30, 2003).	*

4l.	Form of 4.00% Senior Note due 2008 (incorporated herein by reference to Exhibit 4j to the Form 10-Q for the quarterly period ended September 30, 2003) (incorporated herein by reference to Exhibit 4n to the Form 10-Q for the quarterly period ended September 30, 2003).	*

4m.	Form of 5.25% Senior Note due 2013 (incorporated herein by reference to Exhibit 4o to the Form 10-Q for the quarterly period ended September 30, 2003).	*

4n.	Indenture, dated October 1, 2003, between Bristol-Myers Squibb Company, as Issuer, and JPMorgan Chase Bank, as Trustee (incorporated herein by reference to Exhibit 4q to the Form 10-Q for the quarterly period ended September 30, 2003).	*

4o.	Registration Rights Agreement, dated October 1, 2003, between Bristol-Myers Squibb Company and Goldman, Sachs & Co., J.P. Morgan Securities Inc., as representatives of the several purchasers named in Schedule I to the Purchase Agreement, of Floating Rate Convertible Senior Debentures due 2023 (incorporated herein by reference to Exhibit 4r to the Form 10-Q for the quarterly period ended September 30, 2003).	*

4p.	Form of Floating Rate Convertible Senior Debenture due 2023 (incorporated herein by reference to Exhibit 4s to the Form 10-Q for the quarterly period ended September 30, 2003).	*

4q.	Purchase Agreement dated September 25, 2003, between Bristol-Myers Squibb Company and Goldman, Sachs & Co., J.P. Morgan Securities Inc., as representatives of the several purchasers named in Schedule I to the Purchase Agreement, of Floating Rate Convertible Debentures due 2023 (incorporated herein by reference to Exhibit 4t to the Form 10-Q for the quarterly period ended September 30, 2003).	*

4r.	Specimen Certificate of Common Stock (incorporated herein by reference to Exhibit 4s to the Form 10-K for the fiscal year ended December 31, 2003).	*

4s.	Specimen Certificate of Convertible Preferred Stock (incorporated herein by reference to Exhibit 4t to the Form 10-K for the fiscal year ended December 31, 2003).	*

**10a.	Bristol-Myers Squibb Company 1997 Stock Incentive Plan, effective as of May 6, 1997 and as amended effective July 17, 2002 (incorporated herein by reference to Exhibit 10a to the Form 10-Q for the quarterly period ended June 30, 2002).	*

**10b.	Bristol-Myers Squibb Company 2002 Stock Incentive Plan, effective as of May 7, 2002 and as amended effective July 17, 2002 (incorporated herein by reference to Exhibit 10b to the Form 10-Q for the quarterly period ended June 30, 2002).	*

**10c.	Bristol-Myers Squibb Company TeamShare Stock Option Plan, as amended and restated effective September 10, 2002 (incorporated herein by reference to Exhibit 10c to the Form 10-K for the fiscal year ended December 31, 2002).	*

**10d.	Bristol-Myers Squibb Company Executive Performance Incentive Plan (effective January 1, 1997 and incorporated herein by reference to Exhibit 10b to the Form 10-K for the fiscal year ended December 31, 1996).	*

**10e.	Bristol-Myers Squibb Company Executive Performance Incentive Plan (effective January 1, 2003 and incorporated herein by reference to Exhibit D to the 2003 Proxy Statement dated April 4, 2003).	*

**10f.	Bristol-Myers Squibb Company 1983 Stock Option Plan, as amended and restated as of October 1, 2001 (filed herewith).	E-10-1

**10g.	Bristol-Myers Squibb Company Performance Incentive Plan, as amended (as adopted, incorporated herein by reference to Exhibit 2 to the Form 10-K for the fiscal year ended December 31, 1978; as amended as of January 8, 1990, incorporated herein by reference to Exhibit 19b to the Form 10-K for the fiscal year ended December 31, 1990; as amended on April 2, 1991, incorporated herein by reference to Exhibit 19b to the Form 10-K for the fiscal year ended December 31, 1991; as amended effective January 1, 1994, incorporated herein by reference to Exhibit 10d to the Form 10-K for the fiscal year ended December 31, 1993; and as amended effective January 1, 1994, incorporated herein by reference to Exhibit 10d to the Form 10-K for the fiscal year ended December 31, 1994).	*

**10h.	Benefit Equalization Plan of Bristol-Myers Squibb Company and its Subsidiary or Affiliated Corporations Participating in the Bristol-Myers Squibb Company Retirement Income Plan or the Bristol-Myers Squibb Puerto Rico, Inc. Retirement Income Plan, as amended (as amended and restated as of January 1, 1993, as amended effective October 1, 1993, incorporated herein by reference to Exhibit 10e to the Form 10-K for the fiscal year ended December 31, 1993; and as amended effective February 1, 1995, incorporated herein by reference to Exhibit 10e to the Form 10-K for the fiscal year ended December 31, 1996).	*

**10i.	Benefit Equalization Plan of Bristol-Myers Squibb Company and its Subsidiary or Affiliated Corporations Participating in the Bristol-Myers Squibb Company Savings and Investment Program, as amended and restated effective as of January 1, 1996 (incorporated herein by reference to Exhibit 10h to the Form 10-K for the fiscal year ended December 31, 2001).	*

**10j.	Squibb Corporation Supplementary Pension Plan, as amended (as previously amended and restated, incorporated herein by reference to Exhibit 19g to the Form 10-K for the fiscal year ended December 31, 1991; as amended as of September 14, 1993, and incorporated herein by reference to Exhibit 10g to the Form 10-K for the fiscal year ended December 31, 1993).	*

**10k.	Bristol-Myers Squibb Company Retirement Income Plan for Non-Employee Directors, as amended to March 5, 1996 (incorporated herein by reference to Exhibit 10k to the Form 10-K for the fiscal year ended December 31, 1996).	*

**10l.	Bristol-Myers Squibb Company 1987 Deferred Compensation Plan for Non-Employee Directors, as amended to January 13, 2004 (filed herewith).	E-10-2

**10m.	Bristol-Myers Squibb Company Non-Employee Directors’ Stock Option Plan, as amended (as approved by the Stockholders on May 1, 1990, incorporated herein by reference to Exhibit 28 to Registration Statement No. 33-38587 on Form S-8; as amended May 7, 1991, incorporated herein by reference to Exhibit 19c to the Form 10-K for the fiscal year ended December 31, 1991), as amended January 12, 1999 (incorporated herein by reference to Exhibit 10m to the Form 10-K for the fiscal year ended December 31, 1998).	*

**10n.	Bristol-Myers Squibb Company Non-Employee Directors’ Stock Option Plan, as amended (as approved by the Stockholders on May 2, 2000, incorporated herein by reference to Exhibit A to the 2000 Proxy Statement dated March 20, 2000.)	*

**10o.	Squibb Corporation Deferral Plan for Fees of Outside Directors, as amended (as adopted, incorporated herein by reference to Exhibit 10e Squibb Corporation 1991 Form 10-K for the fiscal year ended December 31, 1987, File No. 1-5514; as amended effective December 31, 1991 incorporated herein by reference to Exhibit 10m to the Form 10-K for the fiscal year ended December 31, 1992).	*

**10p.	Amendment to all of the Company’s plans, agreements, legal documents and other writings, pursuant to action of the Board of Directors on October 3, 1989, to reflect the change of the Company’s name to Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 10v to the Form 10-K for the fiscal year ended December 31, 1989).	*

**10q.	Form of Agreement entered into between Bristol-Myers Squibb Company and each of the named executive officers and certain other executives effective January 1, 2005 (filed herewith).	E-10-3

12.	Statement re computation of ratios (filed herewith).	E-12-1

21.	Subsidiaries of the Registrant (filed herewith).	E-21-1

23.	Consent of PricewaterhouseCoopers LLP (filed herewith).	E-23-1

31a.	Section 302 Certification Letter (filed herewith).	E-31-1

31b.	Section 302 Certification Letter (filed herewith).	E-31-2

32a.	Section 906 Certification Letter (filed herewith).	E-32-1

32b.	Section 906 Certification Letter (filed herewith).	E-32-2

SCHEDULE II

BRISTOL-MYERS SQUIBB COMPANY

VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at beginning of period	Additions charged to costs and expenses	Deductions- bad debts written off	Balance at End of period
	(dollars in millions)
Allowances for Discounts and Doubtful accounts:
For the year ended December 31, 2004	$154	$161	$137	$178
For the year ended December 31, 2003	129	83	58	154
For the year ended December 31, 2002	122	91	84	129