Form 10-Q
period 2005-03-31
BRISTOL MYERS SQUIBB CO
filed 2005-05-09
CIK 14272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

At March 31, 2005, there were 1,954,255,097 shares outstanding of the Registrant’s $.10 par value Common Stock.

BRISTOL-MYERS SQUIBB COMPANY

INDEX TO FORM 10-Q

MARCH 31, 2005

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED STATEMENT OF EARNINGS

(UNAUDITED)

	Three Months Ended March 31,
	2005	2004
EARNINGS

Net Sales	$4,532	$4,626

Cost of products sold	1,367	1,357
Marketing, selling and administrative	1,183	1,226
Advertising and product promotion	318	316
Research and development	653	583
Gain on sales of businesses	—	(295)
Provision for restructuring	3	12
Litigation charges	124	—
Equity in net income of affiliates	(69)	(75)
Other expense, net	25	38

Total expenses	3,604	3,162

Earnings from Continuing Operations Before Minority Interest and Income Taxes	928	1,464
Provision for income taxes	268	396
Minority interest, net of taxes	122	107

Earnings from Continuing Operations	538	961

Net (loss)/earnings from Discontinued Operations	(5)	3

Net Earnings	$533	$964

Earnings per Common Share
Basic
Earnings from Continuing Operations	$.27	$.50
Net (loss)/earnings from Discontinued Operations	—	—

Net Earnings	$.27	$.50

Diluted
Earnings from Continuing Operations	$.27	$.49
Net (loss)/earnings from Discontinued Operations	—	—

Net Earnings	$.27	$.49

Average Common Shares Outstanding
Basic	1,949	1,939
Diluted	1,981	1,976

Dividends declared per common share	$.28	$.28

The accompanying notes are an integral part of these financial statements.

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED STATEMENT OF

COMPREHENSIVE INCOME AND RETAINED EARNINGS

(UNAUDITED)

	Three Months Ended March 31,
	2005	2004
	(dollars in millions)
COMPREHENSIVE INCOME

Net Earnings	$533	$964
Other Comprehensive Income:
Foreign currency translation, net of tax liability of $4 in 2005 and net of tax benefit of $22 in 2004	(32)	156
Deferred gains (losses) on derivatives qualifying as hedges, net of tax liability of $33 in 2005 and $48 in 2004	121	109
Available for sale securities, net of tax liability of $4 in 2005 and net of tax benefit of $1 in 2004	(15)	(1)

Total Other Comprehensive Income	74	264

Comprehensive Income	$607	$1,228

RETAINED EARNINGS

Retained Earnings, January 1	$19,651	$19,439
Net Earnings	533	964

Cash dividends declared	(546)	(544)

Retained Earnings, March 31	$19,638	$19,859

The accompanying notes are an integral part of these financial statements.

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	March 31, 2005	December 31, 2004
	(dollars in millions)
ASSETS

Current Assets:
Cash and cash equivalents	$3,311	$3,680
Marketable securities	2,671	3,794
Receivables, net of allowances of $209 and $178	3,647	4,373
Inventories, including consignment inventory	1,925	1,830
Deferred income taxes, net of valuation allowances	770	805
Prepaid expenses	332	319

Total Current Assets	12,656	14,801

Property, plant and equipment, net	5,673	5,765
Goodwill	4,905	4,905
Other intangible assets, net	2,170	2,260
Deferred income taxes, net of valuation allowances	1,533	1,129
Other assets	1,470	1,575

Total Assets	$28,407	$30,435

LIABILITIES

Current Liabilities:
Short-term borrowings	$244	$1,883
Accounts payable	1,873	2,127
Accrued expenses	2,599	2,838
Accrued rebates and returns	1,144	1,209
U.S. and foreign income taxes payable	1,124	1,023
Dividends payable	546	545
Accrued litigation liabilities	308	186
Deferred revenue on consigned inventory	11	32

Total Current Liabilities	7,849	9,843

Other liabilities	1,851	1,927
Long-term debt	8,326	8,463

Total Liabilities	18,026	20,233

Commitments and contingencies

STOCKHOLDERS’ EQUITY

Preferred stock, $2 convertible series: Authorized 10 million shares; issued and outstanding 7,243 in 2005 and 7,476 in 2004, liquidation value of $50 per share	—	—
Common stock, par value of $.10 per share: Authorized 4.5 billion shares; 2,205 million issued in 2005 and 2,202 million issued in 2004	220	220
Capital in excess of par value of stock	2,517	2,491
Restricted stock	(52)	(57)
Accumulated other comprehensive loss	(718)	(792)
Retained earnings	19,638	19,651

	21,605	21,513
Less cost of treasury stock—250 million common shares in 2005 and 255 million in 2004	(11,224)	(11,311)

Total Stockholders’ Equity	10,381	10,202

Total Liabilities and Stockholders’ Equity	$28,407	$30,435

The accompanying notes are an integral part of these financial statements.

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2005	2004
	(dollars in millions)
Cash Flows From Operating Activities:
Net earnings	$533	$964
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	151	133
Amortization	92	71
Deferred income tax (benefits)/expense	(425)	48
Litigation settlement expense	124	—
Provision for restructuring	3	12
Gain on sale of Mead Johnson Adult Nutritional business	—	(295)
Loss/(gain) on disposal of property, plant and equipment and investment in other companies	4	1
Undistributed (earnings)/losses of affiliates, net	30	(8)
Unfunded pension expense	62	40
Changes in operating assets and liabilities:
Receivables	715	627
Inventories	(125)	(20)
Prepaid expenses	(16)	(11)
Other assets	12	(64)
Deferred revenue on consigned inventory	(21)	(27)
Litigation settlement payments	(6)	—
Accounts payable and accrued expenses	(430)	(387)
Product liability	(31)	(3)
U.S. and foreign income taxes payable	87	(25)
Other liabilities	15	25

Net Cash Provided by Operating Activities	774	1,081

Cash Flows From Investing Activities:
Purchases, net of sales and maturities, of marketable securities	1,121	(539)
Additions to property, plant and equipment and capitalized software	(181)	(163)
Proceeds from disposal of property, plant and equipment and investment in other companies	16	3
Proceeds from sale of Mead Johnson Adult Nutritional business	—	346
ImClone milestone payment	—	(250)
Investments in Other Companies	(27)	—

Net Cash Provided by (Used in) Investing Activities	929	(603)

Cash Flows From Financing Activities:
Short-term borrowings, net of repayments	(1,640)	597
Long-term debt borrowings	3	3
Long-term debt repayments	(1)	—
Issuances of common stock under stock plans	118	63
Dividends paid	(545)	(543)

Net Cash (Used in) Provided by Financing Activities	(2,065)	120

Effect of Exchange Rates on Cash and Cash Equivalents	(7)	25

(Decrease) Increase in Cash and Cash Equivalents	(369)	623
Cash and Cash Equivalents at Beginning of Period	3,680	2,549

Cash and Cash Equivalents at End of Period	$3,311	$3,172

The accompanying notes are an integral part of these financial statements.

Note 1. Basis of Presentation and New Accounting Standards

Bristol-Myers Squibb Company (the Company) prepared these unaudited consolidated financial statements following the requirements of the Securities and Exchange Commission (SEC) and U.S. generally accepted accounting principles (GAAP) for interim reporting. Under those rules, certain footnotes and other financial information that are normally required by GAAP for annual financial statements can be condensed or omitted. The Company is responsible for the consolidated financial statements included in this Form 10-Q. These consolidated financial statements include all normal and recurring adjustments necessary for a fair presentation of the Company’s financial position at March 31, 2005 and December 31, 2004, the results of its operations and cash flows for the three months ended March 31, 2005 and 2004. These consolidated financial statements and the related notes should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (2004 Form 10-K). PricewaterhouseCoopers LLP (PwC), an independent registered public accounting firm, has performed a review of the unaudited consolidated financial statements included in this Form 10-Q, and their review report thereon accompanies this Form 10-Q.

Revenues, expenses, assets and liabilities can vary during each quarter of the year. Accordingly, the results and trends in these unaudited consolidated financial statements may not be the same as those for the full year.

The Company recognizes revenue when substantially all the risks and rewards of ownership have transferred to the customer, primarily at the time of shipment of products. In the case of certain sales made by the Nutritionals and Related Healthcare segments and certain non-U.S. businesses within the Pharmaceuticals segment, revenue is recognized on the date of receipt by the purchaser. Revenues are reduced at the time of sale to reflect expected returns that are estimated based on historical experience. Additionally, provisions are made at the time of sale for all discounts, rebates and estimated sales allowances based on historical experience updated for changes in facts and circumstances, as appropriate. Such provisions are recorded as a reduction of revenue.

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

In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (FIN 47). FIN 47 clarifies that an entity must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. Asset retirement obligations covered by FIN 47 are those for which an entity has a legal obligation to perform an asset retirement activity, even if the timing and method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company is evaluating the impact this statement will have on its financial position and result of operations.

In December 2004, the FASB issued revised Statement of Financial Accounting Standards (SFAS) No. 123R (SFAS No. 123R), Share-Based Payment. This standard eliminates the ability to account for share-based compensation transactions using the intrinsic value-based method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and requires instead that such transactions be accounted for using a fair-value-based method. In April 2005, the SEC delayed the effective date of SFAS No. 123R to financial statements issued for the first annual period beginning after June 15, 2005. The Company plans to adopt and comply with the requirements of SFAS No. 123R when it becomes effective January 1, 2006. The implementation of SFAS No. 123R could have a material impact on the Company’s results of operations. Currently, the Company discloses the pro forma net income and related pro forma income per share information in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation Costs—Transition and Disclosure.

Note 1. Basis of Presentation and New Accounting Standards (Continued)

In December 2004, the FASB issued FASB Staff Position (FSP) No. 109-1—Application of SFAS No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004. The FSP provides that the Deduction on Qualified Production Activities will be treated as a “special deduction” as described in Statement of Financial Accounting Standards (SFAS) No. 109. Accordingly, the tax effect of this deduction will be reported as a component of the Company’s tax provision and will not have an effect on deferred tax assets and liabilities. The Company anticipates that during 2005, the Department of the Treasury may issue clarifying guidance with respect to the Deduction on Qualified Production Activities. The adoption of FSP No. 109-1 is not expected to have a material effect on the Company’s consolidated financial statements; however, the Company will continue to evaluate the tax effect of the special deduction as further guidance is issued by the Department of the Treasury.

In December 2004, the FASB issued FAS 153, Exchanges of Nonmonetary Assets. The provisions of this Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The provisions of this Statement should be applied prospectively, and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. The adoption of this accounting pronouncement is not expected to have a material effect on the consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs – an Amendment of ARB No. 43, Chapter 4. The standard requires abnormal amounts of idle facility and related expenses to be recognized as current period charges and also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is evaluating the potential impact the adoption of the statement will have on its financial position and results of operations.

In accordance with SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, the following table summarizes the Company’s results on a pro forma basis as if it had recorded compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, Accounting for Stock-Based Compensation, for the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31,
	2005	2004
	(dollars in millions, except per share data)
Net Earnings:
As reported	$533	$964
Total stock-based employee compensation expense, included in reported net income, net of related tax effects	6	5
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(32)	(36)

Pro forma	$507	$933

Basic earnings per share:
As reported	$.27	$.50
Pro forma	.26	.48
Diluted earnings per share:
As reported	$.27	$.49
Pro forma	.26	.47

Options related to discontinued operations have no impact on basic and diluted earnings per share.

Note 2. Alliances and Investments

Sanofi-Aventis

The Company has agreements with Sanofi-Aventis (Sanofi) for the codevelopment and cocommercialization of AVAPRO*/AVALIDE* (irbesartan), an angiotensin II receptor antagonist indicated for the treatment of hypertension, and PLAVIX* (clopidogrel), a platelet aggregation inhibitor. The worldwide alliance operates under the framework of two geographic territories; one in the Americas (principally the United States, Canada, Puerto Rico and Latin American countries) and Australia and the other in Europe and Asia. Accordingly, two territory partnerships were formed to manage central expenses, such as marketing, research and development and royalties, and to supply finished product to the individual countries. In general, at the country level, agreements either to copromote (whereby a partnership was formed between the parties to sell each brand) or to comarket (whereby the parties

Note 2. Alliances and Investments (Continued)

operate and sell their brands independently of each other) are in place. The agreements expire on the later of (i) with respect to PLAVIX*, 2013 and, with respect to AVAPRO*/AVALIDE*, 2012 in the Americas and Australia and 2013 in Europe and Asia and (ii) the expiration of all patents and other exclusivity rights in the applicable territory.

The Company acts as the operating partner for the territory covering the Americas and Australia and owns a 50.1% majority controlling interest in this territory. Sanofi’s ownership interest in this territory is 49.9%. As such, the Company consolidates all country partnership results for this territory and records Sanofi’s share of the results as a minority interest, net of taxes, which was $119 million and $101 million for the three months ended March 31, 2005 and 2004, respectively. The Company recorded sales in this territory and in comarketing countries (Germany, Italy, Spain and Greece) of $1,010 million and $894 million for the three months ended March 31, 2005 and 2004, respectively.

Sanofi acts as the operating partner of the territory covering Europe and Asia and owns a 50.1% majority financial controlling interest in this territory. The Company’s ownership interest in this territory is 49.9%. The Company accounts for the investment in partnership entities in this territory under the equity method and records its share of the results in equity in net income of affiliates in the consolidated statement of earnings. The Company’s share of net income from these partnership entities before taxes was $79 million and $74 million for the three months ended March 31, 2005 and 2004, respectively.

In 2001, the Company and Sanofi formed an alliance for the copromotion of irbesartan, as part of which the Company contributed the irbesartan distribution rights in the United States and Sanofi paid the Company a total of $350 million in the two years ended December 31, 2002. The Company accounted for this transaction as a sale of an interest in a license and deferred and amortized the $350 million to other income over the expected useful life of the license, which is approximately eleven years. The Company recognized other income of $8 million in each of the three month periods ended March 31, 2005 and 2004. The unamortized portion of the deferred income is recorded in the liabilities section of the consolidated balance sheet and was $240 million as of March 31, 2005 and $248 million as of December 31, 2004.

Otsuka

The Company has a worldwide commercialization agreement with Otsuka Pharmaceutical Co., Ltd. (Otsuka), to codevelop and copromote ABILIFY* (aripiprazole) for the treatment of schizophrenia and related psychotic disorders, except in Japan, China, Taiwan, North Korea, South Korea, the Philippines, Thailand, Indonesia, Pakistan, and Egypt. The Company began copromoting the product with Otsuka in the U.S. and Puerto Rico in November 2002. In June 2004, the Company received marketing approval from the European Commission. The product is currently copromoted with Otsuka in the United Kingdom, Germany and Spain, and will also be copromoted in France. The Company records alliance revenue for its 65% contractual share of Otsuka’s net sales in these copromotion countries, excluding the United Kingdom, and records all expenses related to the product. The Company recognizes this alliance revenue when ABILIFY* is shipped and all risks and rewards of ownership have transferred to Otsuka’s customers. In the UK, the Company records 100% of the net sales and related cost of products sold.

The Company also has an exclusive right to sell ABILIFY* in a number of other countries in Europe, the Americas and Asia. In these countries the Company records 100% of the net sales and related cost of products sold. Under the terms of the agreement, the Company purchases the product from Otsuka and performs finish manufacturing for sale by the Company to its customers. The agreement expires in November 2012 in the U.S. and Puerto Rico. For the countries in the European Union where the Company has an exclusive right to sell ABILIFY*, the agreement expires on the tenth anniversary of the first commercial sale. In each other country where the Company has the exclusive right to sell ABILIFY*, the agreement expires on the later of the tenth anniversary of the first commercial sale in such country or expiration of the applicable patent in such country.

The Company recorded revenue for ABILIFY* of $188 million and $115 million for the three months ended March 31, 2005 and 2004. Total milestone payments made to Otsuka under the agreement through March 2005 were $217 million, of which $157 million was expensed as acquired in-process research and development. The remaining $60 million was capitalized in other intangible assets and is amortized in cost of products sold over the remaining life of the agreement in the U.S., ranging from eight to eleven years. The Company amortized in cost of products sold $2 million and $1 million in the three months ended March 31, 2005 and 2004, respectively. The unamortized capitalized payment balance was $45 million as of March 31, 2005 and $47 million as of December 31, 2004.

ImClone

The Company has a commercialization agreement expiring in September 2018 with ImClone Systems, Inc (ImClone), a biopharmaceutical company focused on developing targeted cancer treatments, for the codevelopment and copromotion of ERBITUX* in the United States. In February 2004, the U.S. Food and Drug Administration (FDA) approved the Biologics License

Note 2. Alliances and Investments (Continued)

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

With respect to the $200 million of milestone payments the Company paid ImClone in 2002 and 2003, $160 million was expensed in the first quarter of 2002 as acquired in-process research and development, and $40 million was recorded as an additional equity investment to eliminate the income statement effect of the portion of the milestone payment for which the Company has an economic claim through its ownership interest in ImClone. The Company accounts for the $250 million approval milestone paid in March 2004 as a license acquisition and amortizes the payment into cost of products sold over the expected useful life of the license, which is approximately fourteen years. The Company amortized into cost of products sold $4 million and $1 million for the three months ended March 31, 2005 and 2004, respectively. The unamortized portion of the approval payment is recorded in other intangibles, net and was $232 million as of March 31, 2005 and $236 million as of December 31, 2004.

The Company accounts for its investment in ImClone under the equity method and records its share of the results in equity in net income of affiliates in the consolidated statement of earnings. The Company’s recorded investment in ImClone common stock as of March 31, 2005 and December 31, 2004 was $65 million and $72 million, respectively, representing approximately 17% of the ImClone shares outstanding in both periods. On a per share basis, the carrying value of the ImClone investment and the closing market price of the ImClone shares as of March 31, 2005 were $4.48 and $34.50, respectively, compared to $5.03 and $46.08, respectively, as of December 31, 2004.

The Company determines its share in ImClone’s net income or loss by eliminating from ImClone’s results the milestone revenue ImClone recognizes for the pre-approval milestone payments that were recorded by the Company as additional equity investment. For its share of ImClone’s results of operations, the Company recorded a net loss of $7 million and $1 million for the three months ended March 31, 2005 and 2004, respectively. The Company recorded net sales for ERBITUX * of $87 million and $17 million for the three months ended March 31, 2005 and 2004, respectively.

Merck

In April 2004, the Company entered into a collaboration agreement with Merck & Co., Inc. (Merck) for worldwide codevelopment and copromotion for muraglitazar, the Company’s dual PPAR (peroxisome proliferator activated receptor) agonist, currently in Phase III clinical development for use in treating type 2 diabetes. In December 2004 the Company submitted a New Drug Application (NDA) to the FDA for regulatory approval of murgalitazar. Under the terms of the agreement, the Company received a $100 million upfront payment in May 2004 and a $55 million milestone payment in January 2005 for submission of the NDA. The Company is entitled to receive $220 million in additional payments upon achievement of certain regulatory milestones. The Company and Merck will jointly develop the clinical and marketing strategy for muraglitazar, share equally in future development and commercialization costs and copromote the product to physicians on a global basis, with Merck to receive payments based on net sales levels.

The upfront and milestone payments of $155 million were deferred and are being amortized to other income over the expected remaining useful life of the agreement which is approximately sixteen years. For the three months ended March 31, 2005 the Company recognized $2 million of these payments in other income. In addition, the Company records Merck’s share of codevelopment costs as a reduction to research and development expense and Merck’s share of copromotion costs as a reduction to advertising and product promotion expense.

Note 3. Restructuring

In the first quarter of 2005, the Company recorded a pre-tax charge of $3 million related to the termination benefits and other related costs for workforce reductions and downsizing and streamlining of worldwide operations primarily in Latin America and Europe. Of this charge, $2 million relates to employee termination benefits and related expenses for approximately 62 selling and administrative personnel and $1 million relates to changes in estimate for restructuring actions taken in prior periods.

Note 3. Restructuring (Continued)

The following table presents a detail of the charges by segment and type for the three months ended March 31, 2005. The Company expects to substantially complete these activities by late 2005.

	Employees	Termination Benefits	Other Exit Costs	Total
Pharmaceuticals	55	$1	$—	$1
Related Healthcare	7	1	—	1
Changes in estimate	—	—	1	1

Restructuring and other as reflected in the statement of earnings	62	$2	$1	$3

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

The following table presents a detail of the charges by segment and type for the three months ended March 31, 2004. The Company has substantially completed these restructuring activities.

	Employees	Termination Benefits	Other Exit Costs	Asset Write- Downs	Relocation and Retention	Total
Pharmaceuticals	67	$3	$3	$1	$3	$10
Corporate	23	2	—	—	—	2

Restructuring and other as reflected in the statement of earnings	90	$5	$3	$1	$3	$12

Restructuring charges and spending against accrued liabilities associated with prior and current actions are as follows:

	Employee Termination Liability	Other Exit Cost Liability	Total
	(dollars in millions)
Balance at December 31, 2003	$51	$7	$58
Charges	102	5	107
Spending	(68)	(9)	(77)
Changes in estimate	(8)	—	(8)

Balance at December 31, 2004	77	3	80
Charges	2	—	2
Spending	(20)	(1)	(21)
Changes in estimate	—	1	1

Balance at March 31, 2005	$59	$3	$62

Note 4. Acquisitions and Divestitures

In February 2004, the Company completed the divestiture of its Adult Nutritional business to Novartis AG (Novartis) for $386 million, including $20 million contingent on the achievement of contractual requirements, which were satisfied, and a $22 million upfront payment for a supply agreement. The Company recorded a total pre-tax gain of $320 million ($198 million net of tax), which included the $20 million contingent payment, and a $5 million reduction in Company goodwill associated with the Mead Johnson product lines.

In April 2004, the Company completed the acquisition of Acordis Speciality Fibres (Acordis), which is headquartered in the United Kingdom and supplied materials to ConvaTec for its Wound Therapeutics line. The acquisition is expected to strengthen the Company’s leadership position in wound therapies. The Company purchased all the stock of Acordis for $150 million, and incurred $8 million of acquisition costs in connection with the transaction. An additional $10 million payment is contingent on the achievement of future sales volumes. The purchase price for the acquisition was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. Of the $158 million, $63 million was allocated to in-process research and development, which represented the estimated fair value of acquired in-process projects,

Note 4. Acquisitions and Divestitures (Continued)

consisting primarily of Medicel, a wound therapeutics product, which had not yet reached technological feasibility and had no alternative future use, and was therefore expensed. The estimated fair value of these projects was determined by employment of a discounted cash flow model; and $22 million was assigned to identifiable intangible assets, predominantly patents. The excess of the purchase price over the estimated fair values of net assets acquired was approximately $73 million and was recorded as goodwill. This acquisition was accounted for by the purchase method, and, accordingly, results of operations have been included in the accompanying consolidated financial statements from the date of acquisition.

Note 5. Discontinued Operations

In December 2004, the Company committed to a plan to sell Oncology Therapeutics Network (OTN) and entered into a definitive sale agreement with One Equity Partners LLC. OTN is a leading specialty distributor of pharmaceutical products to office-based oncologists in the United States and was formerly reported as a distinct operating segment. The transaction is expected to be completed in May 2005. The sale price will be equal to $210 million, plus a sale price adjustment (the Sale Price Adjustment) based on the excess of current assets over current liabilities (Working Capital) on the closing date. The sale price shall be increased or decreased by the amount by which Working Capital exceeds or is less than $50 million on the closing date. The sale will result in a pre-tax gain of approximately $40 to $50 million, subject to the Sale Price Adjustment and other post-closing matters. The gain from the sale of OTN will be recognized on the closing date.

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

	Three Months ended March 31,
	2005	2004
	(dollars in millions)
Net sales	$695	$555
Cost of products sold	685	542

Gross profit	10	13
Total operating expenses	17	8

Earnings before income taxes	(7)	5
(Benefit)/Provision for income taxes	(2)	2

Net (loss)/earnings from discontinued operations	$(5)	$3

The following is a summary of the assets and liabilities of discontinued operations that are expected to be sold. The amounts presented below were derived from historical financial information of OTN and adjusted to exclude cash and inter-company receivables and payables between OTN and the Company, which were excluded from the divestiture. In addition, goodwill related to OTN at March 31, 2005 of $80 million has been excluded from the following summary of net assets to be disposed, which will be considered in determining the gain on the sale on the date the transaction is consummated.

March 31, 2005
(dollars in millions)
Assets
Receivables, net	$327
Other current assets	3

Total Current Assets	330
Property, plant and equipment	3
Other non-current assets	7

Total Assets	$340

Liabilities
Accounts payable	$480
Accrued expenses	7

Total liabilities	$487

Net assets to be sold	$(147)

Note 5. Discontinued Operations (Continued)

The accounts payable balance at March 31, 2005 primarily includes payables to McKesson Corporation (McKesson) at March 31, 2005, which is usually paid within the first five days of each month for goods shipped in the preceding month. As a result of the timing of these accounts payable balances, OTN has a net liability balance as of March 31, 2005.

The consolidated statement of cash flows includes the OTN business for all periods presented. The Company uses a centralized approach to the cash management and financing of its operations and accordingly, debt is not allocated to this business. Cash outflows from operating and investing activities of discontinued operations were $69 million and $5 million for the three months ended March 31, 2005 and 2004, respectively.

Note 6. Earnings Per Share

The numerator for basic earnings per share is net earnings available to common stockholders. The numerator for diluted earnings per share is net earnings available to common stockholders with interest expense added back for the assumed conversion of the convertible debt into common stock. The denominator for basic earnings per share is the weighted average number of common stock outstanding during the period. The denominator for diluted earnings per share is weighted average shares outstanding adjusted for the effect of dilutive stock options and assumed conversion of the convertible debt into common stock. The computations for basic and diluted earnings per common share are as follows:

	Three Months Ended March 31,
	2005	2004
	(dollars in millions, except per share amounts)
Basic:
Earnings from continuing operations	$538	$961
Net (loss)/earnings from discontinued operations	(5)	3

Net earnings	$533	$964

Basic Earnings Per Share:
Average common shares outstanding	1,949	1,939

Earnings from continuing operations	$.27	$.50
Net earnings from discontinued operations	—	—

Net earnings per share - basic	$.27	$.50

Diluted:
Earnings from continuing operations	$538	$961
Interest expense on conversion of convertible debt bonds, net of tax	4	1
Net (loss)/earnings from discontinued operations	(5)	3

Net earnings	$537	$965

Diluted Earnings Per Share:
Average common shares outstanding	1,949	1,939
Conversion of convertible debt bonds	29	29
Incremental shares outstanding assuming the exercise of dilutive stock options	3	8

	1,981	1,976

Earnings from continuing operations	$.27	$.49

Net earnings from discontinued operations	—	—

Net earnings per share - diluted	$.27	$.49

Weighted-average shares issuable upon the exercise of stock options, which were not included in the diluted earnings per share calculation because they were not dilutive, were 142 million and 133 million for the three month periods ended March 31, 2005 and 2004, respectively.

Note 7. Other (Income)/Expense, Net

The components of other (income)/expense, net are:

	Three Months Ended March 31,
	2005	2004
	(dollars in millions)
Interest expense	$97	$69
Interest income	(45)	(17)
Foreign exchange transaction (gains)/losses	12	17
Other, net	(39)	(31)

Other (income)/expense, net	$25	$38

Interest expense was reduced by net interest swap gains of $28 million and $41 million for the three months ended March 31, 2005 and 2004, respectively. Interest income relates primarily to cash, cash equivalents and investments in marketable securities. Other income includes income from third-party contract manufacturing, royalty income and gains and losses on disposal of investments and property, plant and equipment.

Note 8. Income Taxes

The effective income tax rate on earnings from continuing operations before minority interest and income taxes was 28.9% in the first quarter of 2005 compared to 27.0% in the first quarter of 2004. The change in the effective tax rate was due to lower U.S. foreign tax credits attributable to dividends from foreign subsidiaries, a higher provision for tax contingencies and the treatment of provisions for certain litigation reserves as non-deductible, partially offset by higher U.S. tax on the gain on sale of the Adult Nutritional business in the first quarter of 2004. In the fourth quarter of 2004, the Company disclosed that it anticipated repatriating approximately $9 billion in special dividends in 2005 and recorded a $575 million provision for deferred taxes pursuant to the American Jobs Creation Act of 2004 (the AJCA) as enacted and other pending matters. In the first quarter of 2005, the Company repatriated approximately $6.2 billion in special dividends from foreign subsidiaries and anticipates repatriating the remainder of the $9 billion later this year. The Company expects that it will use the special dividends in accordance with requirements established by the U.S. Treasury Department. The Company anticipates that during 2005, the U.S. Treasury Department may issue clarifying guidance with respect to the special dividends which may have an impact on the deferred tax provision previously established. Except for earnings associated with the special AJCA dividends discussed above, U.S. income taxes have not been provided on the balance of earnings of non-U.S. subsidiaries, since the Company has invested or expects to invest such earnings permanently offshore.

Note 9. Inventories

The major categories of inventories follow:

	March 31, 2005	December 31, 2004
	(dollars in millions)
Finished goods	$1,051	$1,097
Work in process	562	458
Raw and packaging materials	312	275

	$1,925	$1,830

Note 10. Property, Plant and Equipment

The major categories of property, plant and equipment follow:

	March 31, 2005	December 31, 2004
	(dollars in millions)
Land	$289	$290
Buildings	4,504	4,497
Machinery, equipment and fixtures	4,574	4,686
Construction in progress	487	536

	9,854	10,009
Less accumulated depreciation	4,181	4,244

Property, plant and equipment, net	$5,673	$5,765

Note 11. Goodwill

The changes in the carrying amount of goodwill for the year ended December 31, 2004 and the three months ended March 31, 2005 were as follows:

	Pharmaceuticals Segment	Nutritionals Segment	Related Healthcare Segment	Discontinued Operations	Total
	(dollars in millions)
Balance as of December 31, 2003	$4,448	$118	$190	$80	$4,836
Purchase accounting adjustments:
Reduction due to sale of Adult Nutritional Business	—	(5)	—	—	(5)
Purchase price and allocation adjustments	—	—	74	—	74

Balance as of December 31, 2004 and March 31, 2005	$4,448	$113	$264	$80	$4,905

Note 12. Other Intangible Assets

As of March 31, 2005 and December 31, 2004, other intangible assets consisted of the following:

	March 31, 2005	December 31, 2004
	(dollars in millions)
Patents / Trademarks	$276	$278
Less accumulated amortization	97	90

Patents / Trademarks, net	179	188

Licenses	522	523
Less accumulated amortization	126	116

Licenses, net	396	407

Technology	1,787	1,787
Less accumulated amortization	556	516

Technology, net	1,231	1,271

Capitalized Software	744	748
Less accumulated amortization	380	354

Capitalized Software, net	364	394

Total other intangible assets, net	$2,170	$2,260

Amortization expense for other intangible assets (the majority of which is included in cost of products sold) for the three months ended March 31, 2005 and 2004 was $92 million and $69 million, respectively.

Expected amortization expense related to the carrying amount of other intangible assets is as follows:

(dollars in millions)
For the year ended December 31:
2005	$361
2006	358
2007	324
2008	265
2009	236
Later Years	718

Note 13. Accumulated Other Comprehensive Income (Loss)

The accumulated balances related to each component of other comprehensive income (loss) are as follows:

	Foreign Currency Translation	Available for Sale Securities	Deferred Loss on Effective Hedges	Minimum Pension Liability Adjustment	Total Accumulated Other Comprehensive Loss
	(dollars in millions)
Balance at December 31, 2003	$(491)	$24	$(258)	$(130)	$(855)
Other comprehensive income (loss)	156	(1)	109	—	264

Balance at March 31, 2004	$(335)	$23	$(149)	$(130)	$(591)

Balance at December 31, 2004	$(283)	$23	$(309)	$(223)	$(792)
Other comprehensive income (loss)	(32)	(15)	121	—	74

Balance at March 31, 2005	$(315)	$8	$(188)	$(223)	$(718)

Note 14. Business Segments

The Company has three reportable segments—Pharmaceuticals, Nutritionals, and Related Healthcare. The Pharmaceuticals segment is comprised of the global pharmaceutical and international (excluding Japan) consumer medicines businesses. The Nutritionals segment consists of Mead Johnson, primarily an infant formula business. The Related Healthcare segment consists of the ConvaTec, Medical Imaging and Consumer Medicines (United States and Japan) businesses.

	Three Months Ended March 31,
	Net Sales		Earnings Before Minority Interest and Income Taxes
	(dollars in millions)
	2005	2004	2005	2004
Pharmaceuticals	$3,563	$3,691	$903	$1,036
Nutritionals	526	502	172	178
Related Healthcare	443	433	118	117

Total Segments	4,532	4,626	1,193	1,331
Corporate/Other	—	—	(265)	133

Total	$4,532	$4,626	$928	$1,464

Note 15. Pension and Other Postretirement Benefit Plans

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

Cost of the Company’s deferred benefits and postretirement benefit plans included the following components for March 31, 2005 and 2004:

	Three Months Ended March 31,
	Pension Benefits		Other Benefits
	2005	2004	2005	2004
	(dollars in millions)
Service cost — benefits earned during the period	$50	$41	$3	$3
Interest cost on projected benefit obligation	78	72	10	13
Expected return on plan assets	(95)	(89)	(6)	(5)
Net amortization and deferral	50	38	—	5

Net periodic benefit cost	83	62	7	16
Curtailments and settlements	—	—	—	—

Total net periodic benefit cost	$83	$62	$7	$16

Note 15. Pension and Other Postretirement Benefit Plans (Continued)

Contributions

In the first quarter of 2005, there were no cash contributions to the U.S. pension plans and $16 million was contributed to the international pension plans. There was no cash funding for other benefits.

Those cash benefit payments from the Company, which are classified as contributions in the FAS 132 disclosure, totaled $4 million for pension benefits and $17 million for other benefits as of March 31, 2005.

Note 16. Legal Proceedings and Contingencies

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

PLAVIX* Litigation

United States

The Company’s U.S. territory partnership under its alliance with Sanofi is a plaintiff in three pending patent infringement lawsuits instituted in the U.S. District Court for the Southern District of New York entitled Sanofi-Synthelabo, Sanofi-Synthelabo Inc., and Bristol-Myers Squibb Sanofi Pharmaceuticals Holding Partnership v. Apotex Inc. and Apotex Corp. (Apotex), 02-CV-2255 (SHS); Sanofi-Synthelabo, Sanofi-Synthelabo Inc. and Bristol-Myers Squibb Sanofi Pharmaceuticals Holding Partnership v. Dr. Reddy’s Laboratories, LTD, and Dr. Reddy’s Laboratories, Inc., 02-CV-3672 (SHS); and Sanofi-Synthelabo, Sanofi-Synthelabo Inc., and Bristol-Myers Squibb Sanofi Pharmaceuticals Holding Partnership vs. Teva Pharmaceuticals USA, Inc. and Teva Pharmaceuticals Industries, Ltd., 04-CV-7458. Teva Pharmaceuticals Industries, Ltd. has since been dismissed from the case. Proceedings involving PLAVIX* also have been instituted outside the United States.

The U.S. suits were filed on March 21, 2002, May 14, 2002, and September 23, 2004 respectively, and were based on U.S. Patent No. 4,847,265, a composition of matter patent, which discloses and claims, among other things, the hydrogen sulfate salt of clopidogrel, which is marketed as PLAVIX*. The first two suits were also based on U.S. Patent No. 5,576,328, which discloses and claims, among other things, the use of clopidogrel to prevent a secondary ischemic event. The plaintiffs later withdrew Patent No. 5,576,328 from the two lawsuits. Plaintiffs’ infringement position is based on defendants’ filing of their Abbreviated New Drug Applications (ANDA) with the FDA, seeking approval to sell generic clopidogrel bisulfate prior to the expiration of the composition of matter patent in 2011. The defendants responded by alleging that the patent is invalid and/or unenforceable. Apotex has added antitrust counterclaims. The first two cases were consolidated for discovery. Fact discovery closed on October 15, 2003 and expert discovery was completed in November 2004. The trial may occur in the second half of 2005. In a stipulation approved by the U.S. District Court for the Southern District of New York on April 15, 2005, all parties to the patent infringement litigation against Teva have agreed that the Teva litigation will be stayed, pending resolution of the Apotex and Dr. Reddy’s litigation, and that the parties to the Teva litigation will be bound by the outcome of the litigation in the District Court against Apotex or Dr. Reddy. On April 18, 2005, the Court denied as moot the pending motion to consolidate the Teva litigation with the litigation against Apotex and Dr. Reddy’s, as a result of the Court’s approval of the Stipulation.

On April 20, 2005, Apotex filed a complaint for declatory judgment against Sanofi-Aventis, Sanofi-Aventis, Inc., and Bristol-Myers Squibb Sanofi Pharmaceuticals Holding Partnership. The complaint seeks a declatory judgment that the ‘265 patent is unenforceable due to alleged inequitable conduct committed during the prosecution of the patent. No response has been submitted at this point.

Note 16. Legal Proceedings and Contingencies (Continued)

The Company’s U.S. territory partnership under its alliance with Sanofi is a plaintiff in another pending patent infringement lawsuit instituted in the U.S. District Court for the District of New Jersey entitled Sanofi-Synthelabo, Sanofi-Synthelabo Inc. and Bristol-Myers Squibb Sanofi Pharmaceuticals Holding Partnership v. Watson Pharmaceuticals, Inc. and Watson Laboratories, Inc. 2:04-CV-4926. The suit was filed October 7, 2004 and was based on U.S. patent 6,429,210, which discloses and claims a particular crystalline or polymorph form of the hydrogen sulfate salt of clopidogrel, which is marketed as PLAVIX*. The case is in early stages.

PLAVIX* is currently the Company’s largest product ranked by net sales. Net sales of PLAVIX* were approximately $3.3 billion for the year ended December 31, 2004.

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

Canada

Sanofi-Synthelabo and Sanofi-Synthelabo Canada Inc. instituted a prohibition action in the Federal Court of Canada against Apotex Inc. (Apotex) and the Minister of Health in response to a Notice of Allegation from Apotex directed against Canadian Patent 1,336,777 covering clopidogrel bisulfate. Apotex’s Notice of Allegation (NOA) indicated that it had filed an Abbreviated New Drug Submission (ANDS) for clopidogrel bisulfate tablets and that it sought approval (a Notice of Compliance) of that ANDS before the expiration of Canadian Patent 1,336,777, which expires August 12, 2012. Apotex’s NOA further alleged that the ‘777 patent was invalid or not infringed. A hearing was held from February 21 to February 25, 2005. On March 21, 2005, the Canadian Federal Court of Ottawa rejected Apotex’s challenge to the Canadian PLAVIX* patent and held that the asserted claims are novel, not obvious and infringed and granted Sanofi’s application for an order of prohibition against the Minister of Health and Apotex Inc. That order of prohibition will preclude approval of Apotex’s ANDS until the patent expires in 2012, unless the Federal Court’s decision is reversed on appeal. Apotex has filed an appeal.

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

United Kingdom

In December 2004, Aircoat Limited (Aircoat) filed a nullity petition in the Court of Session in Glasgow, Scotland. By its nullity petition, Aircoat seeks revocation of European Patent 0 281 459, which has been registered in the United Kingdom. European Patent 0 281 459 covers, inter alia, clopidogrel bisulfate, the active ingredient in PLAVIX*. Aircoat specifically alleges that the claims of European Patent 0 281 459 are invalid and the UK patent should be revoked on the grounds of lack of novelty and/or lack of inventive step. The action is in its early stages and no hearing date has been set.

OTHER PATENT LITIGATION

TEQUIN. The Company and Kyorin Pharmaceuticals Co., Ltd. (Kyorin) commenced a patent infringement action on March 23, 2004, against Teva USA and Teva Industries in the United States District Court for the Southern District of New York, relating to the antibiotic gatifloxacin, for which Kyorin holds the composition of matter patent and which the Company sells as TEQUIN. Teva Industries has since been dismissed from the case. This action relates to Teva’s filing of an ANDA for a generic version of gatifloxacin tablets with a certification that the composition of matter patent, which expires in December 2007 but which has been granted a patent term extension until December 2009, is invalid or not infringed. The filing of the suit places a stay on the approval of Teva’s generic product until June 2007, unless there is a court decision adverse to the Company and Kyorin before that date.

Note 16. Legal Proceedings and Contingencies (Continued)

TEQUIN (injectable form). The Company and Kyorin Pharmaceuticals Co., Ltd. (Kyorin) commenced patent infringement actions on March 8, 2005, against Apotex Inc. and Apotex Corp., and against Sicor Pharmaceuticals, Inc., Sicor Inc., Sicor Pharmaceuticals Sales Inc., Teva Pharmaceuticals USA, Inc., and Teva Pharmaceutical Industries Ltd. in the United States District Court for the Southern District of New York, relating to injectable forms of the antibiotic gatifloxacin, for which Kyorin holds the composition of matter patent and which the Company sells as TEQUIN. The action related to Apotex’s and Sicor’s filing of ANDAs for generic versions of injectable gatifloxacin with p(IV) certifications that the composition of the matter patent, which expires December 2007 but which was granted a patent term extension until December 2009, is invalid. The filing of the lawsuits places stays on the approvals of both Apotex’s and Sicor’s generic products until July/August 2007, unless there is a court decision adverse to the Company and Kyorin before that date.

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

ABILIFY*. On August 11, 2004, Otsuka filed with the United States Patent and Trademark Office (USPTO) a Request for Reexamination of U.S. composition of matter patent covering ABILIFY*, an antipsychotic agent used for the treatment of schizophrenia (U.S. Patent Number No. 5,006,528, the “528 Patent”) that expires in 2009, and may be extended until 2014 if pending supplemental protection extensions are granted. Otsuka has determined that the original ‘528 Patent application contained an error in that the description of a prior art reference was identified by the wrong patent number. In addition, Otsuka has taken the opportunity to bring other information to the attention of the USPTO. The USPTO has granted the Request for Reexamination and the reexamination proceeding is ongoing. The reexamination proceeding will allow the USPTO to consider the patentability of the patent claims in light of the corrected patent number and newly cited information. The USPTO is expected to make a final decision on the reexamination before the end of 2006.

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

AVALIDE*. Sandoz Inc. has served notice that it filed an ANDA with a p(IV) certification directed against U.S. Patent 5,994,348, which is a formulation patent that expires in June 2015. Sandoz’s p(IV) notice asserts that its proposed generic formulation does not infringe Patent 5,993,348. Sandoz’s p(IV) notice did not include a challenge to the composition of matter patent that currently expires in September 2011. The Company and its partner, Sanofi, are currently evaluating this notice.

AVAPRO*. Sandoz Inc. has served notice that it filed an ANDA with a p(IV) certification directed against U.S. Patent 6,342,247, which is a formulation patent that expires in June 2015. Sandoz’s p(IV) notice asserts that its proposed generic formulation does not infringe Patent 6,342,247. Sandoz’s p(IV) notice did not include a challenge to the composition of matter patent that currently expires in September 2011. The Company and its partner, Sanofi, are currently evaluating Sandoz’s p(IV) notice.

VANLEV Litigation

In April, May and June 2000, the Company, its former chairman of the board and chief executive officer, Charles A. Heimbold, Jr., and its former chief scientific officer, Peter S. Ringrose, Ph.D., were named as defendants in a number of class action lawsuits

Note 16. Legal Proceedings and Contingencies (Continued)

alleging violations of federal securities laws and regulations. These actions have been consolidated into one action in the U.S. District Court for the District of New Jersey. The plaintiff claims that the defendants disseminated materially false and misleading statements and/or failed to disclose material information concerning the safety, efficacy and commercial viability of, VANLEV, a drug in development, during the period November 8, 1999 through April 19, 2000.

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

The court has certified two separate classes: a class relating to the period from November 8, 1999 to April 19, 2000 and a class relating to the period from March 22, 2001 to March 20, 2002. The class certifications are without prejudice to defendants’ rights to fully contest the merits of plaintiff’s claims. The plaintiff purports to seek compensatory damages, costs and expenses on behalf of shareholders with respect to the two class periods.

On December 17, 2004, the Company and the other defendants made a motion for summary judgment as to all of plaintiff’s claims. The final pre-trial conference in this matter commenced on December 15, 2004 and is scheduled to resume at a future date. No trial date has been set.

In January 2005, the plaintiff moved for leave to file a third amended complaint, seeking to combine the two class periods into one expanded class period from October 19, 1999 through March 19, 2002 and to add further allegations that the Company, Peter R. Dolan, Charles A. Heimbold, Jr., and Peter S. Ringrose, Ph.D. disseminated materially false and misleading statements and or failed to disclose material information concerning the safety, efficacy and commercial viability of VANLEV. Defendants have opposed the plaintiff’s motion. The Magistrate Judge denied the plaintiff’s motion. The ruling is subject to appeal to the District Court.

It is not possible at this time reasonably to assess the final outcome of this litigation or reasonably to estimate the possible loss or range of loss with respect to this litigation. If the Company were not to prevail in final, non-appealable determinations of this litigation, the impact could be material.

Other Securities Matters

During the period March through May 2002, the Company and a number of its current and former officers were named as defendants in a number of securities class action suits. The suits variously alleged violations of federal securities laws and regulations in connection with three different matters: (1) VANLEV (as discussed above), (2) sales incentives and wholesaler inventory levels, and (3) ImClone, and ImClone’s product, ERBITUX*. As discussed above, the allegations concerning VANLEV have been transferred to the U.S. District Court for the District of New Jersey and consolidated with the action pending there. The remaining actions have been consolidated and are pending in the U.S. District Court for the Southern District of New York. Plaintiffs filed a consolidated class action complaint on April 11, 2003 against the Company and certain current and former officers alleging a class period of October 19, 1999 through March 10, 2003. The consolidated class action complaint alleges violations of federal securities laws in connection with, among other things, the Company’s investment in and relationship with ImClone and ImClone’s product, ERBITUX*, and certain accounting issues, including issues related to wholesaler inventory and sales incentives, the establishment of reserves, and accounting for certain asset and other sales. The plaintiffs seek compensatory damages, costs and expenses. On March 29, 2004, the U.S. District Court granted the Company’s motion to dismiss the consolidated class action complaint and dismissed the case with prejudice. Plaintiffs appealed that dismissal to the Second Circuit Court of Appeals (Court of Appeals). While that appeal was pending, the parties reached an agreement in principle to settle the action. On July 26, 2004, the Court of Appeals stayed the appeal and remanded the action to the District Court so that the District Court could consider the settlement. On July 30, 2004, the District Court vacated the Clerk’s Judgment in order to consider the settlement. Also on that day, the District Court entered an order preliminarily approving the settlement and certifying a class for settlement purposes only. Pursuant to the terms of the proposed settlement, all claims in the action will be dismissed, the litigation will be terminated, the defendants will receive releases, and the Company will pay $300 million to a fund for class members. On November 9, 2004, after a fairness hearing, the District Court approved the settlement and a judgment dismissing the case with prejudice. The settlement has become final. In May 2005, the Company entered into agreements with its various insurers and expects to receive $200 million in insurance proceeds which will be reflected in its financial statements in the second quarter of 2005.

Note 16. Legal Proceedings and Contingencies (Continued)

Approximately 58 million shares have been excluded from the settlement pursuant to requests for exclusion. Of those, plaintiffs purport to hold approximately 44.5 million shares in the four actions pending in the New York State Supreme Court discussed below. The Company is actively engaged in settlement discussions with the plaintiffs’ attorneys.

In addition, an action was filed in early October 2003, in New York State Supreme Court, making similar factual allegations and asserting a variety of claims including, among others, common law fraud and negligent misrepresentation. No discovery has been taken in this matter. On January 9, 2004, the Company moved to dismiss the complaint. The plaintiffs filed an amended complaint on December 16, 2004, making similar allegations but also adding allegations from the SEC Complaint issued in August 2004. The Company filed a motion to dismiss the amended complaint on February 11, 2005. Plaintiffs filed an opposition to the motion to dismiss on March 15, 2005. The Company’s reply was filed on April 11, 2005. Three related actions were filed, one in September 2004, one in November 2004 and one in December 2004, all, making similar factual allegations and asserting claims similar to those made in the amended complaint for the New York State Supreme Court action filed in October 2003. The Company filed a motion to dismiss each of the related actions, which have a briefing schedule identical to the action filed in October 2003. As described above, the Company is actively engaged in settlement discussions with the plaintiffs’ attorneys.

The Company and a number of the Company’s current and former officers were named as defendants in a purported class action filed on October 6, 2004 in the State Court in Cook County, Illinois. The complaint makes factual allegations similar to those made in the settled federal class action in the Southern District of New York and asserts common law fraud and breach of fiduciary duty claims. The complaint purports to assert those claims on behalf of stockholders who purchased the Company’s stock before October 19, 1999 and held onto their stock through March 10, 2003. The Company removed the action to the U.S. District Court for Northern District of Illinois on February 10, 2005. Plaintiffs filed a motion to remand on March 11, 2005. The Company’s opposition was filed on April 18, 2005 and plaintiffs’ reply is due May 18, 2005.

On November 18, 2004, a class action complaint was filed in United States District Court for the Eastern District of Missouri against the Company, D & K Healthcare Resources, Inc. (D & K) and several current and former D & K directors and officers on behalf of purchasers of D & K stock between August 10, 2000 and September 16, 2002. The class action complaint alleges that the Company participated in fraudulently inflating the value of D & K stock by allegedly engaging in improper “channel-stuffing” agreements with D & K. BMS filed a motion to dismiss this case on January 28, 2005. The plaintiffs filed opposition to the motion to dismiss on March 21, 2005, and the Company’s reply was filed on April 11, 2005. Under the Private Securities Litigation Reform Act, discovery is automatically stayed pending the outcome of the motion to dismiss. The plaintiff filed a motion to partially lift the automatic discovery stay on February 22, 2005. The Company filed an opposition to the motion on March 4, 2005 and plaintiff filed a reply on March 16, 2005. The court is considering the motion.

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

Note 16. Legal Proceedings and Contingencies (Continued)

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

The parties reached a settlement of the federal derivative matter which was preliminarily approved by the U.S. District Court for the Southern District of New York on April 26, 2005. Under the proposed settlement, the Company agreed to adopt certain corporate governance enhancements. Also, under the proposed settlement, the plaintiffs’ attorneys may request up to $4.75 million in fees and the Company has agreed not to oppose the request. Such fees will be paid from directors’ and officers’ liability insurance proceeds. A fairness hearing is scheduled for May 13, 2005 before Judge Loretta A. Preska for the purpose of determining whether the proposed settlement should be approved as fair, reasonable and adequate.

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

The settlement does not resolve the ongoing investigation by the SEC of the activities of certain current and former members of the Company’s management in connection with the wholesaler inventory issues and other accounting matters. In addition, an investigation by the U.S. Attorney’s Office for the District of New Jersey concerning the inventory and accounting matters covered by the Company’s settlement with the SEC is continuing. The Company is continuing to cooperate with these investigations.

In the first quarter of 2005, the Company established reserves for liabilities of $124 million in relation to wholesaler inventory issues and certain other accounting matters as discussed above. These amounts are incremental to the $16 million recorded in the fourth quarter of 2004, bringing total reserves to $140 million. It is not possible at this time to reasonably assess the final outcome of these matters. In accordance with GAAP, the Company has determined that the above amounts represent minimum expected losses with respect to these matters. Eventual losses related to these matters may exceed these reserves, and the further impact of these matters could be material.

ERISA Litigation

In December 2002 and the first quarter of 2003, the Company and others were named as defendants in five class actions brought under the Employee Retirement Income Security Act (ERISA) in the U.S. District Courts for the Southern District of New York and the District of New Jersey. These actions have been consolidated in the Southern District of New York under the caption In re Bristol-Myers Squibb Co. ERISA Litigation, 02 CV 10129 (LAP). An Amended Consolidated Complaint alleging a class period of January 1, 1999 through March 10, 2003 was served on August 18, 2003. The Amended Consolidated Complaint was brought on behalf of four named plaintiffs and a putative class consisting of all participants in the Bristol-Myers Squibb Company Savings and Investment Program (Savings Plan) and their beneficiaries for whose benefit the Savings Plan held and/or acquired Company stock at any time during the class period (excluding the defendants, their heirs, predecessors, successors and assigns). The named defendants are the Company, the Bristol-Myers Squibb Company Savings Plan Committee (Committee), thirteen individuals who presently serve on the Committee or who served on the Committee in the recent past, Charles A. Heimbold, Jr. and Peter R. Dolan (the past and present Chief Executive Officers, respectively, and the Company). The Amended Consolidated Complaint generally alleges that the defendants breached their fiduciary duties under ERISA during the class period by, among other things, continuing to offer the Company Stock Fund and Company stock as investment alternatives under the Savings Plan; continuing to invest Company matching contributions in the Company Stock Fund and Company stock; and failing to disclose that investments in Company stock were (allegedly) imprudent. The Savings Plan’s purchases of Company stock after January 1, 1999 are alleged to have been transactions prohibited by ERISA. Finally, Defendants Heimbold and Dolan are alleged to have breached their fiduciary duties under ERISA by failing to monitor the actions of the Committee. These ERISA claims are predicated upon factual allegations similar to those raised in “Other Securities Matters” above, concerning, among other things: the safety, efficacy and commercial viability of VANLEV; the Company’s sales incentives to certain wholesalers and the inventory levels of those wholesalers; the Company’s investment in and relations with ImClone and ImClone’s product ERBITUX*; and alleged anticompetitive behavior in connection with BUSPAR and TAXOL®.

There has not been significant discovery to date and discovery is currently stayed. On October 2, 2003, the Company and all other defendants moved to dismiss the Amended Consolidated Complaint. The plaintiffs have opposed the motion to dismiss, and the defendants have replied. The motions to dismiss were administratively withdrawn without prejudice. Plaintiffs’ request to file a Second Amended Consolidated Complaint has been granted. In the second quarter of 2004, the Company established reserves for liabilities for this litigation of $20 million. It is not possible at this time reasonably to assess the final outcome of this litigation. In accordance with GAAP, the Company has determined that the reserves established represent the minimum expected probable losses with respect to this litigation. Eventual losses related to this litigation may exceed reserves, and the further impact could be material. The Company does not believe that the top-end of the range for these losses can be estimated. If the Company were not to prevail in final, non-appealable determination of this matter, the impact could be material to its results of operations.

Note 16. Legal Proceedings and Contingencies (Continued)

Pricing, Sales and Promotional Practices Litigation and Investigations

The Company, together with a number of other pharmaceutical manufacturers, is a defendant in several private class actions and in actions brought by the Nevada, Montana, Pennsylvania, Wisconsin, Kentucky, Illinois and Alabama Attorneys General, the City of New York and several New York counties that are pending in federal and state courts relating to the pricing of certain Company products. The federal cases, and some related state court cases that were removed to federal courts, have been consolidated for pre-trial purposes under the caption In re Pharmaceutical Industry Average Wholesale Price Litigation, MDL No. 1456, Civ. Action No. 01-CV-12257-PBS, before United States District Court Judge Patti B. Saris in the United States District Court for the District of Massachusetts (AWP Multidistrict Litigation). On June 18, 2003, the private plaintiffs in the AWP Multidistrict Litigation filed an Amended Master Consolidated Complaint (Amended Master Complaint). The Amended Master Complaint contains two sets of allegations against the Company. First, it alleges that the Company’s and many other pharmaceutical manufacturers’ reporting of prices for certain drug products (20 listed drugs in the Company’s case) had the effect of falsely overstating the Average Wholesale Price (AWP) published in industry compendia, which in turn improperly inflated the reimbursement paid to medical providers, pharmacists, and others who prescribed, administered or sold those products to consumers. Second, it alleges that the Company and certain other defendant pharmaceutical manufacturers conspired with one another in a program called the “Together Rx Card Program” to fix AWPs for certain drugs made available to consumers through the Program. The Amended Master Complaint asserts claims under the federal RICO and antitrust statutes and state consumer protection and fair trade statutes.

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

The Company and other defendants moved to dismiss the Amended Master Complaint on the grounds that it fails to state claims under the applicable statutes. On February 24, 2004, the Court denied this motion in large part, although the Court dismissed one of the plaintiffs’ claims for failure to plead a cognizable RICO “enterprise”. Accordingly, the Court required that the Company and the other defendants answer the Amended Master Complaint. The Court subsequently ordered that five defendants, including the Company engage in accelerated discovery with respect to the remaining allegations of the Amended Master Complaint, other than the allegations related to Together Rx, which are on a more extended discovery schedule. This accelerated discovery continues for these five defendants until August, 2005. In addition, the Company and the other defendants have obtained discovery of the named plaintiffs and of several non-parties, such as benefits consultants, the federal government, and health insurers. The current schedule calls for expert reports, expert depositions and summary judgment briefing on liability issues during the second half of 2005 into early 2006.

The cases commenced by the Nevada, Montana, Pennsylvania, Wisconsin, Illinois, Alabama and Kentucky Attorneys General (the Attorneys General AWP Cases) and the cases commenced by New York City and several New York counties (the New York City & County AWP Cases) include fraud and consumer protection claims similar to those in the Amended Master Complaint. Certain of the states, city and counties also have made additional allegations that defendants, including the Company, have violated state Medicaid statutes by, among other things, failing to provide the states with adequate rebates required under federal law. The Attorneys’ General AWP Cases, other than the Montana action, are proceeding in their respective state courts.

In a series of decisions in June, September, and October 2004, affecting the Montana Attorney General’s case and the New York City & County AWP Cases which are proceeding in the AWP Multidistrict Litigation in coordination with the private class actions, the Court declined to find that the Medicaid rebate claims were preempted by federal law, but nevertheless dismissed many of the claims relating to “rebate” payments made by several drug manufacturers, including those claims relating to the Company as insufficiently pled. The Court allowed to proceed the state law claims that allege that the Company misreported AWPs. The Company has filed its answer to the claims remaining in the Montana Attorney General’s complaint.

The Company also joined with other defendants in a motion to dismiss the Pennsylvania Attorney General’s action. In a decision filed February 1, 2005, the Pennsylvania Commonwealth Court granted the motion to dismiss on the ground that the plaintiff had failed to

Note 16. Legal Proceedings and Contingencies (Continued)

plead the complaint with the requisite particularity. The Attorney General has since served an Amended Complaint and the Commonwealth Court has established a briefing schedule to consider defendants’ objections to that complaint. On July 16, 2004, the Nevada court denied the Company’s and other defendants’ motions to dismiss the complaint except as to the state RICO claim and granted the Attorney General leave to replead, in an opinion that was based on the prior rulings of the AWP Multidistrict Litigation Court. The Company and other defendants also have made, or may soon make, motions to dismiss in the other Attorneys General AWP Cases.

The Company is also one of a number of defendants in a private class action making AWP-based claims that was remanded from the AWP Multidistrict Litigation to Arizona state court. An individual, Robert J. Swanston, asserts claims under Arizona state law on behalf of himself and an alleged class of persons and entities in Arizona who paid for prescription drugs based on AWP (the Swanston Action), which claims generally allege that the defendant drug manufacturers have conspired to inflate AWPs. By order dated August 5, 2004, the Arizona Court denied defendants’ motions to dismiss or stay the proceedings. However, at the later request of counsel for the plaintiff, the Arizona Court on March 10, 2005, issued a stay of the proceedings pending the class determination in the AWP Multidistrict Litigation.

On or about October 8, 2004, the Company was added as a defendant in a putative class action previously commenced against other drug manufacturers in federal court in Alabama. The case was brought by two health care providers that are allegedly entitled under a federal statute, Section 340B of the Public Health Service Act, to discounted prices on prescription drugs dispensed to the poor in the providers’ local areas. The plaintiff health care providers contend that they and an alleged class of other providers authorized to obtain discounted prices under the statute may in fact not have received the level of discounts to which they are entitled. The Amended Complaint against the Company and the other manufacturers asserts claims directly under the federal statute, as well as under state law for unjust enrichment and for an accounting. The Company has joined in a motion to dismiss the Complaint that was filed by the original manufacturer defendants and that has, with the court’s approval been made applicable to the Amended Complaint.

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

As previously disclosed, in mid-2003, the Company initiated an internal review of certain of its sales and marketing practices, focusing on whether these practices comply with applicable anti-kickback laws and analyzing these practices with respect to compliance with (1) Best Price reporting and rebate requirements under the Medicaid program and certain other U.S. governmental programs, which reference the Medicaid rebate program and (2) applicable FDA requirements. The Company has met with representatives of the U.S. Attorney’s Office for the District of Massachusetts to discuss the review and has received related subpoenas from that U.S. Attorney’s Office, including a subpoena received on May 5, 2005 for documents relating to possible off label promotion of ABILITY*. The Company’s internal review is expected to continue until resolution of pending governmental investigations of related matters.

The Company is producing documents and actively cooperating in the investigations, which could result in the assertion of civil and/or criminal claims. The Company has reserves for liabilities in relation to pharmaceutical pricing and sales and marketing practices of $134 million. It is not possible at this time to reasonably assess the final outcome of these matters. In accordance with GAAP, the Company has determined that the above amount represents minimum expected probable losses with respect to these matters, which losses could include the imposition of fines, penalties, administrative remedies and/or liability for additional rebate amounts. Eventual losses related to these matters may exceed these reserves, and the further impact could be material. The Company does not believe that the top–end of the range for these losses can be estimated. If the Company were not to prevail in final, non–appealable determinations of these litigations and investigations, the impact could be material.

Note 16. Legal Proceedings and Contingencies (Continued)

As previously disclosed, in 2004 the Company undertook an analysis of its methods and processes for calculating prices for reporting under governmental rebate and pricing programs related to its U.S. Pharmaceuticals business. The analysis was completed in early 2005. Based on the analysis, the Company identified the need for revisions to the methodology and processes used for calculating reported pricing and related rebate amounts and implemented these revised methodologies and processes beginning with its reporting to the Federal government agency with primary responsibility for these rebate and price reporting obligations, the Centers for Medicare and Medicaid Services (CMS) in the first quarter of 2005. In addition, using the revised methodologies and processes, the Company also has recalculated the “Best Price and “Average Manufacturer’s Price” required to be reported under the Company’s federal Medicaid rebate agreement and certain state agreements, and the corresponding revised rebate liability amounts under those programs for the three-year period 2002 to 2004. Upon completion of the analysis in early 2005, the Company determined that the estimated rebate liability for those programs for the three-year period 2002 to 2004 was actually less than the rebates that had been paid by the Company for such period. Accordingly, in the fourth quarter of 2004, the Company recorded a reduction to the rebate liability in the amount of the estimated overpayment. The Company’s proposed revisions and its updated estimate have been submitted for review to CMS. The Department of Justice (DOJ) has informed the Company that it also will review the submission in conjunction with the previously disclosed subpoena received by the Company from the DOJ relating to, among other things, “Best Price” reporting for drugs covered by Medicaid as discussed in more detail above. These agencies may take the position that further revisions to the company’s methodologies and calculations are required. Upon completion of governmental review, the Company will determine whether any further recalculation of the liability from the Company under the identified programs for any period or under any other similar programs is necessary or appropriate. The Company believes, based on current information, that any such recalculation is not likely to result in material rebate liability. However, due to the uncertainty surrounding the recoverability of the Company’s estimated overpayment arising from the review process described above, the Company recorded a reserve in an amount equal to the estimated overpayment.

General Commercial Litigation

The Company received notice of a putative class action lawsuit involving issues related to direct-to-consumer advertising for PRAVACHOL for the period 2001-2003. That action was filed on February 23, 2004, in circuit court of Jackson County Missouri at Kansas City, caption Richard Summers v. Bristol-Myers Squibb Company. The Company was served with this complaint on March 23, 2004 and removed the action to federal court. The action subsequently was remanded back to state court. On March 5, 2005, the plaintiffs voluntarily dismissed the Complaint but can reinstate the action within one year.

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

Note 16. Legal Proceedings and Contingencies (Continued)

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

In January 2001, the Company was served with its first PPA lawsuit. The Company currently is a defendant in approximately 31 personal injury lawsuits, filed on behalf of approximately 31 plaintiffs, in federal and state courts throughout the United States. Many of these lawsuits involve multiple defendants. Among other claims, plaintiffs allege that PPA causes hemorrhagic and ischemic strokes, that the defendants were aware of the risk, failed to warn consumers and failed to remove PPA from their products. Plaintiffs seek compensatory and punitive damages. All of the federal cases have been transferred to the U.S. District Court for the Western District of Washington, In re Phenylpropanolamine (PPA) Products Liability Litigation, MDL No. 1407. The District Court has denied all motions for class certification and there are no class action lawsuits pending against the Company in this litigation.

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

At present, the Company has approximately 214 lawsuits, on behalf of approximately 2,115 plaintiffs, pending against it in federal and state courts throughout the United States. Twenty-seven of these cases are pending in New York State Court and have been consolidated for pretrial discovery. In addition, there are approximately 763 alleged, but unfiled, claims of injury associated with SERZONE. In August 2002, the federal cases were transferred to the U.S. District Court for the Southern District of West Virginia, In Re Serzone Products Liability Litigation, MDL 1477. In June 2003, the District Court dismissed the class claims in all but two of the class action complaints. A purported class action has also been filed in Illinois. Although a number of the class action complaints filed against the Company had sought the certification of one or more personal injury classes, the remaining class action complaints do not seek the certification of personal injury classes. In addition to the cases filed in the United States, there are four national class actions filed in Canada and a third-party notice filed in Germany.

Without admitting any wrongdoing or liability, on or around October 15, 2004, the Company entered into a settlement agreement with respect to all claims in the United States and its territories regarding SERZONE. The settlement agreement embodies a schedule of payments dependent upon whether the class member has developed a qualifying medical condition, whether he or she can demonstrate that they purchased or took SERZONE, and whether certain other criteria apply. The settlement is subject to final approval by the District Court and any appeals therefrom. Pursuant to the settlement agreement, plaintiffs’ class counsel filed a class action complaint seeking relief for the settlement class. On November 18, 2004, the District Court conditionally certified the temporary settlement class and preliminarily approved the settlement. The opt-out period ended on April 8, 2005. Potential class members can enter the settlement up to and including May 13, 2005. The fairness hearing is scheduled for June 30, 2005. Pursuant to the terms of the proposed settlement, all claims will be dismissed, the litigation will be terminated, the defendants will receive releases, and the Company commits to paying at least $70 million to funds for class members. Class Counsel will have the right to petition the court for an award of reasonable attorneys’ fees and expenses; the fees will be paid by the Company and will not reduce the amount of money paid to class members as part of the settlement. The Company may terminate the settlement based upon the number of claims submitted or the number of purported class members who opt not to participate in the settlement and instead pursue individual claims.

Note 16. Legal Proceedings and Contingencies (Continued)

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

The Company is a party in approximately 28 cases pending, on behalf of a total of approximately 171 plaintiffs, in federal and state courts throughout the United States; The Company is finalizing the settlement of 27 of the lawsuits, involving 170 plaintiffs. Plaintiffs claim that the Company committed fraud on the FDA and wrongfully promoted STADOL NS as non-addictive. Further, plaintiffs allege that the Company failed to adequately warn of the addiction and dependency risk associated with the use of STADOL NS.

In the second quarter of 2004, the Company recovered insurance proceeds of $25 million with respect to the STADOL NS case.

In April 2005, the Company entered into agreements to settle coverage disputes with its various insurers and expects to recover insurance proceeds of $40 million with respect to the STADOL NS and SERZONE cases as discussed above, which will be recorded in the second quarter of 2005.

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

Likewise, claims or potential claims against the Company registered in the nationwide class action settlement approved by the Federal District Court in Birmingham, Alabama (Revised Settlement) have been or will be resolved through the Revised Settlement. The Company has established accruals in respect of breast implant product liability litigation. The Company believes that any possible loss in addition to the amounts accrued will not be material.

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

The Company currently is a defendant in approximately 760 lawsuits involving the above-mentioned products, filed on behalf of approximately 1,190 plaintiffs, in federal and state courts throughout the United States. A majority of these lawsuits involve multiple defendants. The Company expects to be dismissed from many cases in which its products were never used. Plaintiffs allege, among other things, that these products cause breast cancer, stroke, blood clots, cardiac and other injuries in women, that the defendants were aware of these risks and failed to warn consumers. The federal cases are being transferred to the U.S. District Court for the Eastern District of Arkansas, In re Prempro (Wyeth) Products Liability Litigation, MDL No., 1507.

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

Note 16. Legal Proceedings and Contingencies (Continued)

The U.S. Environmental Protection Agency (EPA) is investigating industrial and commercial facilities throughout the U.S. that use refrigeration equipment containing ozone-depleting substances (ODS) and enforcing compliance with regulations governing the prevention, service and repair of leaks (ODS requirements). Recently, the Company performed a voluntary corporate-wide audit at its facilities in the U.S. and Puerto Rico that use ODS-containing refrigeration equipment. The Company submitted an audit report to the EPA in November, 2004, identifying potential violations of the ODS requirements at several of its facilities, and is currently in discussions with EPA to resolve such matters. In addition to the matters covered in the Company’s audit report letter to the EPA, the EPA previously sent the Company’s wholly owned subsidiary, Mead Johnson, a request for information regarding compliance with ODS requirements at its facility in Evansville, Indiana. The Company responded to the request in June 2004, and the EPA currently is in the process of reviewing the information that the Company provided. If the EPA determines that the Evansville facility, or any other facilities, was, or is, in violation of applicable ODS requirements, the Company could be subject to penalties and/or be required to convert or replace refrigeration equipment to use non-ODS approved substitutes.

In October 2003, the Company was contacted by counsel representing the North Brunswick, NJ Board of Education regarding a site where waste materials from E.R. Squibb and Sons, a wholly owned subsidiary of the Company, may have been disposed from the 1940’s through the 1960’s. Fill material containing industrial waste and heavy metals in excess of residential standards was discovered in Fall 2003 during an expansion project at the North Brunswick Township High School, as well as at a number of neighboring residential properties and adjacent public park areas. In January 2004, the NJDEP sent the Company and approximately five other companies an information request letter about possible waste disposal at the site, to which the Company responded in March 2004. The school board and the Township, who are the current owners of school property and the park, are conducting and jointly financing soil remediation work under a work plan approved by the NJDEP, and have asked the Company to contribute to the cost of remediation. The Company is in discussions with the site owners and other potentially responsible parties regarding the scope and costs of work required to address the known conditions of concern, and recently has offered to negotiate with the school board and Township on the terms of a cooperative funding agreement and allocation process. Municipal records indicate the Township operated a municipal landfill at the site in the 1940’s through the 1960’s, and the Company is actively investigating the historic use of the site, including the Company’s possible connection. To date, no claims have been asserted against the Company.

In September 2003, the NJDEP issued an administrative enforcement Directive and Notice under the New Jersey Spill Compensation and Control Act requiring the Company and approximately 65 other companies to perform an assessment of natural resource damages and to implement unspecified interim remedial measures to restore conditions in the Lower Passaic River. The Directive alleges that the Company is liable because it historically sent bulk waste to the former Inland Chemical Company facility in Newark, N.J. for reprocessing, and that releases of hazardous substances from this facility have migrated into Newark Bay and continue to have an adverse impact on the Lower Passaic River watershed. Subsequently, the EPA also issued a notice letter under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) to numerous parties—but not including the Company—seeking their cooperation in a study of conditions in substantially the same stretch of the Passaic River that is the subject of the NJDEP’s Directive. A group of these other parties entered into a consent agreement with EPA in 2004 to finance a portion of that study. The EPA estimates this study will cost $20 million, of which roughly half will be financed by this private party group. This study may also lead to clean-up actions, directed by the EPA and the Army Corps of Engineers. The Company is working cooperatively with a group of the parties that received the NJDEP Directive and/or the EPA notice to explore potential resolutions of the Directive and to address the risk of collateral claims. Although the Company does not believe it has caused or contributed to any contamination in the Lower Passaic River watershed, the Company has informed the NJDEP that it is willing to discuss NJDEP’s allegations against the Company. In the Directive and in more recent communications to the cooperating group, NJDEP has stated that if the responsible parties do not cooperate, the NJDEP may perform the damage assessment and restoration and take civil action to recover its remedial costs, and treble damages for administrative costs and penalties. Also, in late 2004, a group of federal agencies designated as trustees of natural resources affected by contamination in the Passaic River watershed approached the cooperating group about funding a cooperative study of possible natural resources damages (NRD) in the area. This study presumably would dovetail with the ongoing EPA study, and ideally would be joined by the NJDEP, to coordinate actions NJDEP may seek under the Directive. Discussions with the federal trustees are ongoing. The extent of any liability the Company may face, under either the Directive, the EPA’s notice letter, or with respect to future NRD actions or claims by the federal trustees, or in contribution to other responsible parties, cannot yet be determined.

On October 16, 2003, the Michigan Department of Environmental Quality (MDEQ) sent the Company a Letter of Violation (LOV) alleging that, over an unspecified period of time, emissions from certain digestion tanks at Mead Johnson’s Zeeland, Michigan facility exceeded an applicable limit in the facility’s renewable operating air permit. The LOV requires the Company to take corrective action and to submit a compliance program report. Although the MDEQ has not demanded fines or penalties, further enforcement action could result in penalties or injunctive relief. The Company is contesting the allegations in the LOV and the Company and the MDEQ are also working on revisions to the Company’s air use permit. Although we can not predict the ultimate outcome with certainty, these permit revisions may resolve the matter without additional enforcement action or the need to continue contesting the LOV.

Note 16. Legal Proceedings and Contingencies (Continued)

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

The Company is one of several defendants, including most of the major U.S. pharmaceutical companies, in a purported class action suit filed in superior court in Puerto Rico in February 2000 by residents of three wards from the Municipality of Barceloneta, alleging that air emissions from a government owned and operated wastewater treatment facility in the Municipality have caused respiratory and other ailments, violated local air rules and adversely impacted property values. The Company believes its wastewater discharges to the treatment facility are in material compliance with the terms of the Company’s permit. Discovery in the case is ongoing, and the plaintiffs’ motion to certify the class is pending at this time. The Company believes that this litigation will be resolved for an immaterial amount and is engaged in settlement discussions, which may bring the matter to resolution. However, in the event of an adverse judgment, the Company’s ultimate financial liability could be greater than anticipated.

The Company is also responsible under various state, federal and foreign laws, including CERCLA, for certain costs of investigating and/or remediating contamination resulting from past industrial activity at the Company’s current or former sites or at waste disposal or reprocessing facilities operated by third parties. The Company typically estimates these costs based on information obtained from the EPA, or counterpart state agency, and/or studies prepared by independent consultants, including the total estimated costs for the site and the expected cost-sharing, if any, with other potentially responsible parties (PRP). The Company accrues liabilities when they are probable and reasonably estimable. As of March 31, 2005, the Company estimated its share of the total future costs for these sites to be approximately $59 million, recorded as other liabilities, which represents the sum of best estimates or, where no simple estimate can reasonably be made, estimates of the minimal probable amount among a range of such costs (without taking into account any potential recoveries from other parties, which are not currently expected). The Company has paid less than $4 million (excluding legal fees) in each of the last five years for investigation and remediation of such matters, including liabilities under CERCLA and for other on-site remedial obligations. Although it is not possible to predict with certainty the outcome of these environmental proceedings or the ultimate costs of remediation, the Company does not believe that any reasonably possible expenditures that the Company may incur in excess of existing reserves will have a material adverse effect on its business, financial position, or results of operations.

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

The Company has completed its internal review of its pharmaceutical operations in Mexico with respect to areas of compliance with legal, financial and regulatory requirements and the Company’s Standards of Business Conduct and Ethics and has taken remediation action, as appropriate. The pharmaceutical operations in Mexico had total sales of $422 million for the twelve months ended December 31, 2004. The Company has determined the results of the review have no material impact on the Company.

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

Note 16. Legal Proceedings and Contingencies (Continued)

The litigation matters and regulatory actions described above involve certain of the Company’s current and former directors and officers, all of whom are covered by the aforementioned indemnity and if applicable, certain prior period insurance policies. However, certain indemnification payments may not be covered under the Company’s directors and officers’ insurance coverage. The Company cannot predict with certainty the extent to which the Company will recover from its insurers the indemnification payments made in connection with the litigation matters and regulatory actions described above.

On July 31, 2003, one of the Company’s insurers, Federal Insurance Company (Federal), filed a lawsuit in New York Supreme Court against the Company and several current and former officers and members of the board of directors, seeking rescission, or in the alternative, declarations allowing Federal to avoid payment under certain Directors and Officers insurance policies and certain Fiduciary Liability insurance policies with respect to potential liability arising in connection with the matters described under the “—VANLEV Litigation,” “—Other Securities Matters” and “—ERISA Litigation” sections above. The parties have negotiated a settlement of these disputes. Pursuant to the settlement, the Company expects to receive $200 million in insurance proceeds which will be reflected in its financial statements in the second quarter of 2005.

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

Note 17. Subsequent Events

In April 2005, the Company completed its cash tender offer to purchase any and all of its outstanding $2.5 billion aggregate principal amount 4.75% Notes due 2006, which resulted in the tender of an aggregate amount of $1.38 billion. All remaining Notes were redeemed in May 2005. Additionally, $2.0 billion of fixed-to-floating interest rate swaps that were associated with the Notes were terminated in April 2005. The Company expects to incur an aggregate pretax loss of approximately $70 million in connection with the early redemption of the Notes and termination of interest rate swaps in the second quarter of 2005.

In April 2005, the Company entered into agreements to settle coverage disputes with its various insurers with respect to product liability lawsuits in connection with the STADOL NS and SERZONE cases, under which the Company expects to recover $40 million. In May 2005, the Company also entered into agreements to settle coverage disputes with certain Directors and Officers and Fiduciary Liability insurance policies, under which the Company expects to recover $200 million. These transactions will be recorded in the second quarter of 2005. For additional information on these litigation matters, see “Note 16. Legal Proceedings and Contingencies.”

Report of Independent Registered Public Accounting Firm

To the Board of Directors

and Stockholders of

Bristol-Myers Squibb Company:

We have reviewed the accompanying consolidated balance sheet of Bristol-Myers Squibb Company and its subsidiaries as of March 31, 2005, and the related consolidated statements of earnings, comprehensive income and retained earnings and cash flows for each of the three-month periods ended March 31, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2004, and the related consolidated statements of earnings, comprehensive income and retained earnings and of cash flows for the year then ended, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004; and in our report dated March 3, 2005, we expressed unqualified opinions thereon. The consolidated financial statements and management’s assessment of the effectiveness of internal control over financial reporting referred to above are not presented herein. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2004, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania

May 9, 2005

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary

Bristol-Myers Squibb Company (BMS, the Company or Bristol-Myers Squibb) is a worldwide pharmaceutical and related healthcare products company whose mission is to extend and enhance human life. The Company is engaged in the discovery, development, licensing, manufacturing, marketing, distribution and sale of pharmaceuticals and other healthcare related products.

For the first quarter of 2005, the Company reported global sales from continuing operations of $4.5 billion. Sales decreased 2% from the prior year level due to a decrease in volume, partially offset by the favorable impact from foreign exchange rate fluctuations. U.S. sales decreased 8% to $2.3 billion from $2.5 billion in 2004 due to exclusivity losses on older brands and increased competition, partially offset by increased sales of key brands and newer products. International sales increased 5% to $2.2 billion, including a 4% favorable foreign exchange impact.

In the first quarter of 2005, the Company invested $653 million in research and development, a 12% growth over 2004. Research and development dedicated to pharmaceutical products, including milestone payments for in-licensing and development programs, was $578 million and as a percentage of Pharmaceutical sales was 16.2% compared to 14.8% in 2004.

In March 2005, the Company received approval from the U.S. Food and Drug Administration (FDA) for BARACLUDE (entecavir), an oral antiviral agent for the treatment of chronic Hepatitis B. The drug became available in the U.S. in April 2005.

The Company and its subsidiaries are the subject of a number of significant pending lawsuits, claims, proceedings and investigations. It is not possible at this time reasonably to assess the final outcome of these investigations or litigations. Management continues to believe, as previously disclosed, that during the next few years, the aggregate impact, beyond current reserves, of these and other legal matters affecting the Company is reasonably likely to be material to the Company’s results of operations and cash flows, and may be material to its financial condition and liquidity. For additional discussion of this matter, see “Item 1. Financial Statements—Note 16. Legal Proceedings and Contingencies.”

Results of Operations

The following discussion of the Company’s results of continuing operations excludes the results related to the Oncology Therapeutics Network (OTN) business, which have been segregated from continuing operations and are reflected as discontinued operations for all periods presented. See “—Discontinued Operations” below.

	Three Months ended March 31,
	2005	2004	% Change
	(dollars in millions)
Net Sales	$4,532	$4,626	(2)%

Earnings from continuing operations before minority interest and income tax	$928	$1,464	(37)%
% of net sales	20.5%	31.6%

Provision on income taxes	$268	$396	(32)%
Effective tax rate	28.9%	27.0%

Earnings from continuing operations	$538	$961	(44)%
% of net sales	11.9%	20.8%

Net sales from continuing operations for the first quarter of 2005 decreased 2% to $4,532 million from $4,626 million in 2004. U.S. sales decreased 8% to $2,310 million in 2005 from $2,508 million in 2004, primarily due to continued exclusivity losses for PARAPLATIN, the GLUCOPHAGE* franchise and VIDEX EC and increased competition for PRAVACHOL, partially offset by the continued growth of PLAVIX* and the increased sales of newer products including ABILIFY*, REYATAZ and ERBITUX*. International sales increased 5%, including a 4% favorable foreign exchange impact, to $2,222 million in 2005 from $2,118 million in 2004 due to increased sales of newer products including ABILIFY* and REYATAZ, offset by a decline in PRAVACHOL and TAXOL® sales resulting from generic competition.

The composition of the net (decrease)/increase in sales is as follows:

	Three Months ended March 31,
	2005	2004
Volume	(4)%	5%
Selling prices, net	—	(1)%
Foreign exchange	2%	6%

(Decrease)/Increase in sales	(2)%	10%

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

The Company operates in three reportable segments—Pharmaceuticals, Nutritionals and Related Healthcare. In 2004, the Company signed a definitive agreement to sell OTN, which was previously presented as a separate segment. As such, the results of operations for OTN are presented as part of the Company’s results from discontinued operations in accordance with Statement of Financial Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, OTN results of operations in prior periods have been reclassified to discontinued operations to conform with current year presentations. The percent of the Company’s sales by segment were as follows:

	Net Sales
	Three Months ended March 31,
	2005	2004	% Change
	(dollars in millions)
Pharmaceuticals	$3,563	$3,691	(3)%
% of net sales	78.6%	79.8%

Nutritionals	526	502	5%
% of net sales	11.6%	10.9%

Related Healthcare	443	433	2%
% of net sales	9.8%	9.3%

Total	$4,532	$4,626	(2)%

The Company recognizes revenue net of various sales adjustments to arrive at net sales as reported on the Consolidated Statement of Earnings. These adjustments are referred to as gross-to-net sales adjustments. The following table sets forth the reconciliation of the Company’s gross sales to net sales by each significant category of gross-to-net sales adjustments:

	Three Months Ended March 31,
	2005	2004
	(dollars in millions)
Gross Sales	$5,556	$5,775

Gross-to-Net Sales Adjustments
Prime Vendor Charge-Backs	(294)	(332)
Women, Infants and Children (WIC) Rebates	(208)	(201)
Managed Health Care Rebates and Other Contract Discounts	(153)	(188)
Medicaid Rebates	(172)	(163)
Cash Discounts	(66)	(77)
Sales Returns	(43)	(82)
Other Adjustments	(88)	(106)

Total Gross-to-Net Sales Adjustments	(1,024)	(1,149)

Net Sales	$4,532	$4,626

In 2005, the decrease in prime vendor charge-backs was primarily due to a shift in sales to products with lower discounts in prime vendor programs; the decrease in managed health care rebates was primarily attributable to lower sales volume; the decrease in sales returns was primarily attributable to lower returns for certain products; and the decrease in other adjustments was primarily due to lower rebates to foreign governments.

The following table sets forth the activities and ending balances of each significant category of gross-to-net sales adjustments:

	Prime Vendor Charge- Backs	Women, Infants and Children (WIC) Rebates	Managed Healthcare Rebates and Other Contract Discounts	Medicaid Rebates	Cash Discounts	Sales Returns	Other Adjustments	Total
	(dollars in millions)
Balance at December 31, 2003	$101	$208	$249	$233	$30	$268	$124	$1,213
Provision related to sales made in current period	1,314	843	646	618	311	270	463	4,465
Provision related to sales made in prior periods	5	3	14	55	—	6	(32)	51
Returns and payments	(1,314)	(820)	(711)	(534)	(308)	(316)	(385)	(4,388)
Impact of foreign currency translation	—	—	—	—	—	1	6	7

Balance at December 31, 2004	106	234	198	372	33	229	176	1,348
Provision related to sales made in current period	308	208	132	141	66	39	113	1,007
Provision related to sales made in prior periods	(14)	—	21	31	—	4	(25)	17
Returns and payments	(297)	(218)	(152)	(185)	(75)	(51)	(121)	(1,099)
Impact of foreign currency translation	—	—	—	—	—	—	(2)	(2)

Balance at March 31, 2005	$103	$224	$199	$359	$24	$221	$141	$1,271

In the first quarter of 2005, the Company recorded gross-to-net sales adjusting charges and credits related to sales made in prior periods. These included charges of $31 million for Medicaid rebates primarily as a result of higher than expected Medicaid utilization of various products; charges of $21 million for managed care rebates due to changes in estimates of managed care claims; credits of $14 million for prime vendor charge-backs primarily resulting from a resolution of intermediary pricing discrepancies impacting the Company’s oncology business; and credits of $25 million for other adjustments primarily as a result of lower than expected rebates to foreign governments. No other significant revisions were made to the estimates for gross-to-net sales adjustments in 2005.

Pharmaceuticals

The composition of the net decrease in pharmaceutical sales is as follows:

		Analysis of % Change
Three Months ended March 31,	Total Change	Volume	Price	Foreign Exchange
2005 vs. 2004	(3)%	(4)%	(1)%	2%

For the three months ended March 31, 2005, worldwide Pharmaceuticals sales decreased 3% to $3,563 million due to a 10% decrease in domestic sales to $1,777 million from $1,966 million in 2004. Domestic sales were negatively affected by continued exclusivity losses for PARAPLATIN, the GLUCOPHAGE* franchise and VIDEX EC and increased competition for PRAVACHOL, partially offset by continued growth of PLAVIX* and increased sales of newer products including ABILIFY*, REYATAZ and ERBITUX*. International pharmaceutical sales increased 4%, including a 5% favorable foreign exchange impact to $1,786 million in the first quarter of 2005 from $1,725 million in 2004.

Key pharmaceutical products and their sales, representing 77% and 78% of total pharmaceutical sales in the first quarter of 2005 and 2004, respectively, are as follows:

	Three Months ended March 31,
	2005	2004	% Change
	(dollars in millions)
Cardiovascular
PLAVIX*	$814	$697	17%
PRAVACHOL	520	671	(23)%
AVAPRO*/AVALIDE*	196	197	(1)%
MONOPRIL	59	65	(9)%
COUMADIN	49	37	32%

Virology
SUSTIVA	173	139	24%
REYATAZ	149	75	99%
ZERIT	59	58	2%
VIDEX/VIDEX EC	49	71	(31)%

Infectious Diseases
CEFZIL	82	72	14%
TEQUIN	48	39	23%

Oncology
TAXOL®	205	243	(16)%
ERBITUX*	87	17	* *
PARAPLATIN	44	228	(81)%

Affective (Psychiatric) Disorders
ABILIFY* (total revenue)	188	115	63%

Metabolics
GLUCOVANCE*	14	102	(86)%
GLUCOPHAGE* XR	13	19	(32)%
GLUCOPHAGE* IR	11	31	(65)%

**	Change is in excess of 200%

•	Sales of PLAVIX*, a platelet aggregation inhibitor, increased 17%, including a 1% favorable foreign exchange impact, to $814 million from $697 million in 2004, primarily due to continued prescription growth of approximately 15% in the U.S. market. PLAVIX* is a cardiovascular product that was launched from the alliance between the Company and Sanofi-Aventis (Sanofi). Market exclusivity for PLAVIX* is expected to expire in 2011 in the U.S. and 2013 in the EU. Statements on exclusivity are subject to any adverse determination that may occur with respect to the PLAVIX* patent litigation. For additional information on the PLAVIX* patent litigation, see “Item 1. Financial Statements—Note 16. Legal Proceedings and Contingencies.”

•	Sales of PRAVACHOL, an HMG Co-A reductase inhibitor, decreased 23%, including a 2% favorable foreign exchange impact, to $520 million from $671 million in 2004. Domestic sales decreased 25% to $258 million in 2005, primarily due to decreased prescription demand as a result of increased competition and the related reduction in wholesaler inventory levels. Total U.S. prescriptions decreased approximately 17%. International sales decreased 20%, including a 4% favorable foreign exchange impact, to $262 million primarily due to exclusivity losses in select European markets, including the Netherlands and the UK. Market exclusivity protection for PRAVACHOL is expected to expire in April 2006 in the U.S. Market exclusivity in the EU expired in 2004, with the exception of France and Sweden, for which expiration will occur in August and March 2006, respectively, and in Italy, for which expiration will occur in January 2008.

•	Sales of AVAPRO*/AVALIDE*, an angiotensin II receptor blocker for the treatment of hypertension, decreased 1%, including a 2% favorable foreign exchange impact, to $196 million from $197 million in 2004. Total U.S. prescription growth increased approximately 14%, which was offset by lower average selling prices and the impact of increases in wholesaler inventory levels in the first quarter of 2004. AVAPRO*/AVALIDE* are cardiovascular products launched from the alliance between the Company and Sanofi. Market exclusivity for AVAPRO*/AVALIDE* (also known in the EU as APROVEL/KARVEA) is expected to expire in 2011 in the U.S. and 2012 in countries in the EU; AVAPRO*/AVALIDE* is not currently marketed in Japan.

•	Sales of MONOPRIL, a second generation angiotesin converting enzyme (ACE) inhibitor for the treatment of hypertension, decreased 9%, including a 4% favorable foreign exchange impact, to $59 million due to the impact of market exclusivity loss. Market exclusivity protection for MONOPRIL expired in 2003 in the U.S. and has expired or is expected to expire between 2001 and 2008 in countries in the EU. MONOPRIL is not currently marketed in Japan.

•	Sales of COUMADIN, an oral anti-coagulant used predominately in patients with atrial fibrillation or deep venous thrombosis/pulmonary embolism, increased 32% to $49 million in 2005 compared to $37 million in 2004 due to changes in U.S. wholesaler inventory levels. Market exclusivity for COUMADIN expired in the U.S. in 1997.

•	Sales of SUSTIVA, a non-nucleoside reverse transcriptase inhibitor for the treatment of HIV, increased 24%, including a 3% favorable foreign exchange impact, to $173 million in 2005 from $139 million in 2004 primarily due to the impact of declines in wholesaler inventories in the first quarter of 2004 and U.S. prescription growth of approximately 4% for the first quarter of 2005. Market exclusivity protection for SUSTIVA is expected to expire in 2013 in the U.S. and in countries in the EU; the Company does not (but others do) market SUSTIVA in Japan.

•	Sales of REYATAZ, a protease inhibitor for the treatment of HIV, were $149 million in 2005 compared to $75 million in 2004. Sales in Europe continued to grow since its introduction in the second quarter of 2004, achieving sales of $43 million in the first quarter of 2005. REYATAZ has achieved a weekly new prescription share of the U.S. protease inhibitors market of approximately 30%. Market exclusivity for REYATAZ is expected to expire in 2017 in the U.S., in countries in the EU and Japan.

•	Sales of ZERIT, an antiretroviral agent used in the treatment of HIV, increased 2% to $59 million in 2005 from $58 million in 2004, as a result of a favorable foreign exchange impact. Market exclusivity protection for ZERIT is expected to expire in 2008 in the U.S., between 2007 and 2011 in countries in the EU and 2008 in Japan.

•	Sales of VIDEX/VIDEX EC, an antiretroviral agent used in the treatment of HIV, decreased 31%, including a 2% favorable foreign exchange impact, to $49 million in 2005 from $71 million in 2004, primarily as a result of generic competition in the U.S. which began in the fourth quarter of 2004. The Company has a licensing agreement with the U.S Government for VIDEX/VIDEX EC, which by its terms became non-exclusive in 2001. The U.S. Government’s method of use patent expires in 2007 in the U.S. (which includes an earned pediatric extension) and in Japan, and between 2006 and 2009 in countries in the EU. The license to the Company is non-exclusive, which has allowed another company to obtain a license from the U.S. Government and receive approval for marketing. With respect to VIDEX/VIDEX EC, the Company has patents covering the reduced mass formulation of VIDEX/VIDEX EC that expire in 2012 in the U.S., the EU and Japan. However, these patents apply only to the type of reduced mass formulation specified in the patent. Other reduced mass formulations may exist. There is currently no issued patent covering the VIDEX EC formulation.

•	Sales of CEFZIL, an antibiotic for the treatment of mild to moderately severe bacterial infections, increased 14%, including a 2% favorable foreign exchange impact, to $82 million in 2005 from $72 million in 2004, due to a strong flu season in 2005. Market exclusivity is expected to expire in December 2005 in the U.S. and between 2007 and 2009 in the EU.

•	Sales of TEQUIN, an antibiotic used for the treatment of respiratory tract infections, were $48 million in 2005, an increase of 23% compared to 2004 sales of $39 million. TEQUIN is a seasonal product with sales increasing during the flu season. The basic U.S. patent expires in 2007, but was granted a statutory patent term extension until December 2009.

•	Sales of TAXOL®, the Company’s leading anti-cancer agent, were $205 million in 2005 compared to $243 million in 2004. Sales of TAXOL®, which are almost exclusively international, decreased 16%, including a 4% favorable foreign exchange impact, primarily as a result of generic competition in Europe. Generic competition for TAXOL® in a majority of the major European markets began in the second quarter of 2004 and has continued to increase through the first quarter of 2005. Market exclusivity protection for TAXOL® expired in 2002 in the U.S., in 2003 in the EU and is expected to expire between 2005 and 2013 in Japan.

•	Sales of ERBITUX*, used to treat refractory metastatic colorectal cancer, which is sold almost exclusively in the U.S., were $87 million in 2005 compared to $17 million in 2004. ERBITUX* was approved by the FDA in February 2004, and is marketed by the Company under a distribution and copromotion agreement with ImClone Systems Incorporated. A patent relating to combination therapy with ERBITUX* expires in 2017. The Company’s right to market ERBITUX* in North America and Japan expires in September 2018. The Company does not, but others do, market ERBITUX* in countries in the EU.

•	Sales of PARAPLATIN, an anticancer agent, decreased 81% to $44 million in 2005 from $228 million in 2004 due to generic competition in the U.S. which began in mid-2004 and increased with the entry of multiple generic competitors in the fourth quarter of 2004. Domestic sales of PARAPLATIN decreased 92% to $15 million. Market exclusivity protection for PARAPLATIN expired in October 2004 in the U.S., in 2000 in the EU and in 1998 in Japan.

•	Total revenue for ABILIFY*, an antipsychotic agent for the treatment of schizophrenia, which is primarily alliance revenue for the Company’s 65% share of net sales in copromotion countries with Otsuka Pharmaceutical Co., Ltd. (Otsuka), increased 63%, including a 1% favorable foreign exchange impact to $188 million in 2005 from $115 million in 2004. ABILIFY* has achieved a monthly new prescription share of the U.S. antipsychotic market of approximately 11% in March 2005. Total revenue for ABILIFY* in Europe has continued to grow since its launch in June 2004, to $22 million in the first quarter of 2005. Market exclusivity protection for ABILIFY* is expected to expire in 2009 in the U.S. (and may be extended until 2014 if a pending patent term extension is granted). The Company also has the right to copromote ABILIFY* in several European countries (the United Kingdom, France, Germany and Spain) and to act as exclusive distributor for the product in the rest of the European Union (EU). Market exclusivity protection for ABILIFY* is expected to expire in 2009 for the EU (and may be extended until 2014 if pending supplemental protection certificates are granted). The Company’s right to market ABILIFY* expires in November 2012 in the U.S. and Puerto Rico and, for the countries in the EU where the Company has the exclusive right to market ABILIFY* in June 2014. Statements on exclusivity are subject to any adverse determination that may occur with respect to the ABILIFY* patent reexamination. For additional information on this matter, see “Item 1. Financial Statements – Note 16. Legal Proceedings and Contingencies.” For additional information on revenue recognition of ABILIFY*, see “Item 1. Financial Statements-Note 2. Alliances and Investments.”

•	GLUCOPHAGE* franchise sales decreased 73% to $43 million in 2005, compared to $161 million in 2004. The decrease in sales in 2005 primarily resulted from increased generic competition. GLUCOPHAGE* IR, an oral medication for treatment of Type 2 diabetes, experienced a sales decrease of 65% to $11 million. GLUCOVANCE*, an oral combination drug, and GLUCOPHAGE* XR (Extended Release) tablets had sales in 2005 of $14 million and $13 million, respectively, compared with sales in 2004 of $102 million and $19 million, respectively. Market exclusivity protection expired in March 2000 for GLUCOPHAGE* IR, in October 2003 for GLUCOPHAGE* XR, and in January 2004 for GLUCOVANCE*. The Company does not (but others do) market these products in the EU and Japan.

In most instances, the basic exclusivity loss date indicated above is the expiration date of the patent that claims the active ingredient of the drug or the method of using the drug for the approved indication. In some instances, the basic exclusivity loss date indicated is the expiration date of the data exclusivity period. In situations where there is only data exclusivity without patent protection, a competitor could seek regulatory approval by submitting its own clinical trial data to obtain marketing approval. The Company assesses the market exclusivity period for each of its products on a case-by-case basis. The length of market exclusivity for any of the Company’s products is difficult to predict with certainty because of the complex interaction between patent and regulatory forms of exclusivity and other factors. There can be no assurance that a particular product will enjoy market exclusivity for the full period of time that the Company currently anticipates. The estimates of market exclusivities reported above are for business planning purposes only and are not intended to reflect the Company’s legal opinion regarding the strength or weakness of any particular patent or other legal position.

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

	Three Months ended March 31,
	2005		2004
	% Change in U.S. Net Sales(a)	% Change in U.S. Total Prescriptions(b)	% Change in U.S. Net Sales(a)	% Change in U.S. Total Prescriptions(b)
PLAVIX*	15	15	75	30
PRAVACHOL	(25)	(17)	—	(1)
AVAPRO*/AVALIDE*	(12)	14	(1)	17
MONOPRIL	* *	(65)	(102)	(69)
COUMADIN	35	(13)	(63)	(18)
SUSTIVA	36	4	(27)	7
REYATAZ	39	57	—	—
ZERIT	63	(31)	(76)	(30)
VIDEX/VIDEX EC	(66)	(49)	(17)	(1)
CEFZIL	19	(6)	(52)	(28)
TEQUIN	36	(22)	(44)	(15)
ABILIFY*	42	53	* *	* *
GLUCOVANCE*	(86)	(88)	(7)	—
GLUCOPHAGE*XR	(32)	(63)	(81)	(70)

**	In excess of 200%.

(a)	Reflects change in net sales in dollar terms, including change in average selling prices and wholesaler buying patterns.
(b)	Reflects change in total prescriptions in unit terms, based on third-party data.

The following table sets forth for each of the Company’s key pharmaceutical products sold by the Company’s U.S. Pharmaceuticals business, the U.S. Pharmaceuticals net sales of the applicable product for the three months ended March 31, 2005 and the estimated number of months on hand of the applicable product in the U.S. wholesaler distribution channel as of March 31, 2005.

	Net Sales (in millions)	Months on Hand
PLAVIX*	$673	0.7
PRAVACHOL	258	0.8
ABILIFY*	161	0.6
SUSTIVA	103	0.6
AVAPRO*/AVALIDE*	102	0.7
REYATAZ	92	0.6
CEFZIL	50	0.6
COUMADIN	42	0.9
GLUCOPHAGE* Franchise	39	1.0
PARAPLATIN	15	0.8

The Company determines the above months on hand estimates by dividing the estimated amount of the product in the wholesaler distribution channel by the estimated amount of out-movement of the product over a period of thirty-one days calculated as described below. Factors that may influence the Company’s estimates include generic competition, seasonality of products, wholesaler purchases in light of increases in wholesale list prices, new product launches, new warehouse openings by wholesalers and new customer stockings by wholesalers.

The Company maintains inventory management agreements (IMAs) with most of its U.S. pharmaceutical wholesalers which account for nearly 100% of total gross sales of U.S. pharmaceutical products. Under the current terms of the IMAs, the Company’s three largest wholesaler customers, provide the Company with information with respect to inventory levels of product on hand and the amount of out-movement of products. The inventory information received from these wholesalers is a product of their own record-keeping process and excludes inventory held by intermediaries to whom they sell, such as retailers and hospitals. The Company determines the out-movement of a product over a period of thirty-one days by using the most recent out-movement of a product as provided by these wholesalers. The Company also determines the months on hand estimates for its U.S. Pharmaceuticals business’ other wholesaler customers by using such factors as historical sales made to those wholesalers and from third party market research data related to prescription trends and patient demand.

Nutritionals

The composition of the net increase in nutritional sales is as follows:

		Analysis of % Change
	Total Change	Volume	Price	Foreign Exchange
Three Months ended March 31,
2005 vs. 2004	5%	1%	3%	1%

Key Nutritional product lines and their sales, representing 95% and 90% of total Nutritional sales in the first quarter of 2005 and 2004, respectively, are as follows:

	Three Months ended March 31,
	2005	2004	% Change
	(dollars in millions)
Infant Formulas	$376	$339	11%
Toddler/Children’s Nutritionals	126	114	11%

Worldwide Nutritional sales increased 5%, including an 1% favorable foreign exchange impact to $526 million in 2005 from 2004. Excluding the impact of the Adult Nutritional business that was divested during the first quarter of 2004, worldwide sales increased 11%, including a 1% favorable foreign exchange impact to $526 million from $476 million in 2004.

International sales, excluding the impact of the Adult Nutritional business, increased 13%, including a 2% favorable foreign exchange impact to $271 million, primarily due to increased sales in Asia and Mexico. The increase in international sales is primarily due to an 8% increase in ENFAGROW and a 34% increase in Chocomilk, toddler and children’s nutritional products, and a 11% increase in ENFAMIL, the Company’s largest-selling infant formula.

Domestic sales, excluding the impact of the Adult Nutritional business, increased 8% to $255 million in 2005 from $235 million in 2004, primarily due to increased sales of infant formula products.

Related Healthcare

The Related Healthcare segment includes ConvaTec, the Medical Imaging business and Consumer Medicines in the United States and Japan. The composition of the net increase in Related Healthcare segment sales is as follows:

		Analysis of % Change
	Total Change	Volume	Price	Foreign Exchange
Three Months ended March 31,
2005 vs. 2004	2%	—	—	2%

Related Healthcare sales by business and their key products for the three months ended March 31 were as follows:

	2005	2004	% Change
	(dollars in millions)
ConvaTec	$228	$217	5%
Ostomy	127	127	—
Wound Therapeutics	97	87	11%
Medical Imaging	145	139	4%
CARDIOLITE	102	92	11%
Consumer Medicines	70	77	(9)%

•	In 2005, the increase in ConvaTec sales was due to a 1% increase in volume, and a 4% increase due to foreign exchange. The increase over 2004 was a result of increased worldwide sales of wound therapeutics products, which increased 11%, including a 4% favorable foreign exchange impact, to $97 million. Ostomy sales decreased 5% excluding favorable foreign exchange impact.

•	In 2005, the increase in Medical Imaging sales was due to a 2% increase in volume and a 2% increase from changes in selling prices. The increase was primarily driven by growth in sales of CARDIOLITE.

•	Consumer Medicines sales decreased 9% to $70 million from $77 million in 2004 due to a 9% decrease in volume, a 1% increase in foreign exchange, partially offset by a 1% decrease in selling prices. The decrease was primarily driven by decreased sales of BUFFERIN in Japan.

Geographic Areas

At least some of the Company’s products are available in most countries in the world. The largest markets are in the United States, France, Japan, Spain, Germany, Italy, Canada, and the UK. The Company’s sales by geographic areas were as follows:

	Three Months ended March 31,
	2005	2004	% Change
	(dollars in millions)
United States	$2,310	$2,508	(8)%
% of Total	51%	54%
Europe, Middle East and Africa	1,399	1,344	4%
% of Total	31%	29%
Other Western Hemisphere	354	329	8%
% of Total	8%	7%
Pacific	469	445	5%
% of Total	10%	10%

Total	$4,532	$4,626	(2)%

Sales in the United States decreased 8% in 2005, with lower sales of PARAPLATIN, the GLUCOPHAGE* franchise and VIDEX EC as a result of exclusivity losses and PRAVACHOL due to a decline in prescription demand. The decrease in U.S. sales was partially offset by increased sales of key brands including PLAVIX* and SUSTIVA, and in newer products, including ABILIFY*, REYATAZ and ERBITUX*.

Sales in Europe, Middle East and Africa increased 4%, or decreased 1% excluding the impact from foreign exchange, as a result of sales decline of PRAVACHOL due to exclusivity loss in select markets, including the Netherlands and the UK, and TAXOL®, for which generic competition in a majority of the major European markets began in the second quarter of 2004. This decrease in sales was mostly offset by increased sales of PLAVIX* in Germany, ABILIFY* in the UK and Germany, and REYATAZ in the major European markets.

Sales in the Other Western Hemisphere countries increased 8%, including a 2% favorable foreign exchange impact, primarily due to increased sales of PLAVIX*, AVAPRO*/AVALIDE* and REYATAZ in Canada, and REYATAZ in Brazil.

Pacific region sales increased 5%, including a 4% increase from foreign exchange in 2005, as a result of increased sales of TAXOL® in Japan and Korea.

Expenses

	Three Months ended March 31,
	2005	2004	% Change
	(dollars in millions)
Cost of products sold	$1,367	$1,357	1%
% of net sales	30.2%	29.3%
Marketing, selling and administrative	$1,183	$1,226	(4)%
% of net sales	26.1%	26.5%
Advertising and product promotion	$318	$316	1%
% of net sales	7.0%	6.8%
Research and development	$653	$583	12%
% of net sales	14.4%	12.6%
Gain on sale of businesses	$—	$(295)	—
% of net sales	—	(6.4)%
Provision for restructuring, net	$3	$12	(75)%
% of net sales	0.1%	0.3%
Litigation charges	$124	$—	—
% of net sales	2.7%	—
Equity in net income of affiliates	$(69)	$(75)	8%
% of net sales	(1.5)%	(1.6)%
Other expense, net	$25	$38	(34)%
% of net sales	0.6%	0.8%
Total Expenses, net	$3,604	$3,162	14%
% of net sales	79.5%	68.4%

•	Cost of products sold, as a percentage of sales, increased to 30.2% in the first quarter of 2005 compared with 29.3% in the first quarter of 2004. The increase is primarily due to the unfavorable impact of U.S. Pharmaceutical sales mix due to the impact of exclusivity losses in the U.S. for the GLUCOPHAGE* franchise and PARAPLATIN, increased competition for PRAVACHOL and the growth of lower margin ERBITUX*, partially offset by sales growth of ABILIFY*, REYATAZ, and PLAVIX*.

•	Marketing, selling and administrative expenses, as a percentage of sales, were 26.1% in the first quarter of 2005 and 26.5% in the first quarter of 2004. In 2005, marketing, selling and administrative expenses decreased 4% to $1,183 million from 2004, primarily due to a focus on expense management. The Company continued to invest in newer products by reallocating resources from mature products that have lost exclusivity.

•	Advertising and product promotion expenditures increased 1% to $318 million from 2004, with increased investments in ABILIFY*, REYATAZ and ERBITUX*, offset by lower spending on mature products.

•	The Company’s investment in research and development totaled $653 million in the first quarter of 2005, an increase of 12% over 2004, and as a percentage of sales were 14.4% in the first quarter of 2005 compared with 12.6% in the first quarter of 2004. The increase in research and development expenses was primarily due to the continued investments on new development projects, including those in late-stage development, including muraglitazar, a dual PPAR agonist in development as a potential treatment for diabetes; abatacept in development for the potential treatment of rheumatoid arthritis; and BARACLUDE for the treatment of hepatitis B, which was approved by the FDA in March 2005. Research and development expenses also included $36 million and $5 million consisting primarily of upfront and milestone payments in 2005 and 2004 respectively. In 2005, research and development spending dedicated to pharmaceutical products increased to 16.2% of Pharmaceuticals sales compared with 14.8% in 2004. The Company is focusing its research and development activities so that it can fully realize the value of its research and development pipeline. The new priorities include rebalancing drug discovery and development to increase support for the Company’s full late-stage development pipeline and closing unnecessary facilities. They also include devoting greater resources to ensuring successful near-term product launches and increasing the Company’s efforts on in-licensing opportunities.

•	The gain on sale of business of $295 million in 2004 related to the sale of the Mead Johnson Adult Nutritional business. For additional information on the sale, see “Item 1. Financial Statements—Note 4. Acquisitions and Divestitures.”

•	Restructuring programs have been implemented to downsize, realign and streamline operations in order to increase productivity, reduce operating expenses and to rationalize the Company’s manufacturing network, research facilities, and the sales and marketing organizations. Actions under the first quarter 2005 restructuring program are expected to be complete by late 2005 while actions under the first quarter 2004 restructuring program are substantially completed. As a result of these actions, the Company expects the future annual benefit to earnings from continuing operations before minority interest and income taxes to be approximately $2 million and $8 million for the first quarter 2005 and 2004 programs, respectively. For additional information on restructuring, see “Item 1. Financial Statements—Note 3. Restructuring.”

•	Litigation charges of $124 million reflect an increase to the reserves for liabilities related to private litigations and governmental investigations. For additional information on litigation charges, see “Item 1. Financial Statements – Note 16. Legal Proceedings and Contingencies – Other Securities Matters.”

•	Equity in net income of affiliates for the first quarter of 2005 was $69 million, compared with $75 million in the first quarter of 2004. Equity in net income of affiliates is principally related to the Company’s joint venture with Sanofi and investment in ImClone. In 2005, the decrease in equity in net income of affiliates primarily reflects a net loss from the investment in ImClone partially offset by net income in the Sanofi joint venture. For additional information on equity in net income of affiliates, see “Item 1. Financial Statements—Note 2. Alliances and Investments.”

•	Other expenses, net of income were $25 million and $38 million in the first quarters of 2005 and 2004, respectively. Other expenses include net interest expense, foreign exchange gains and losses, income from third-party contract manufacturing, royalty income, and gains and losses on disposal of property, plant and equipment. The favorability in 2005 was primarily due to lower net foreign exchange losses and the gain on sale of an equity investment.

During the quarters ended March 31, 2005 and 2004, the Company recorded several (income)/expense items that affected the comparability of results of the periods presented herein, which are set forth in the following table.

Three Months Ended March 31, 2005

	Cost of Products Sold	Research and development	Provision for restructuring and other items, net	Litigation settlement expense	Other expense, net	Total
Gain on sale of equity investment	$—	$—	$—	$—	$(18)	$(18)
Private litigations and governmental investigations	—	—	—	124	—	124
Loss on sale of fixed assets	—	—	—	—	16	16
Accelerated depreciation	13	1	—	—	—	14
Downsizing and streamlining of worldwide operations	—	—	3	—	—	3
Upfront and milestone payments	—	35	—	—	—	35

	$13	$36	$3	$124	$(2)	174

Income taxes on items above						(42)

Reduction to Net Earnings from Continuing Operations						$132

Three Months Ended March 31, 2004

	Cost of Products Sold	Research and Development	Gain on sale of business	Provision for restructuring and other items, net	Other expense, net	Total
Gain on sale of Adult Nutritional business	$—	$—	$(295)	$—	$—	$(295)
Milestone payment	—	5	—	—	—	5
Accelerated depreciation and asset impairment charges	12	—	—	—	4	16
Downsizing and streamlining of worldwide operations	1	—	—	12	—	13

	$13	$5	$(295)	$12	$4	(261)

Income taxes on items above						104

Increase to Net Earnings from Continuing Operations						$(157)

Earnings

	Earnings From Continuing Operations Before Minority Interest and Income Taxes
	March 31, 2005	March 31, 2004	% Change
	(dollars in millions)
Pharmaceuticals	$903	$1,036	(13)%
Nutritionals	172	178	(3)%
Related Healthcare	118	117	1%

Total segments	1,193	1,331	(10)%
Corporate/Other	(265)	133	**

Total	$928	$1,464	(37)%

**	Change is in excess of 200%

In the first quarter of 2005, earnings from continuing operations before minority interest and income taxes decreased 37% to $928 million from $1,464 million in the first quarter of 2004. The decrease in 2005 was due to a $295 million gain on the February 2004 sale of the Adult Nutritional business that affected the comparability of results. In addition, the decline was due to lower sales, gross margin erosion as a result of the continuing change in product mix, increased research and development expenditures and higher litigation charges in 2005, partially offset by lower marketing, selling and administrative expenses. Net earnings from continuing operations decreased 44% in the first quarter of 2005 to $538 million from $961 million in the first quarter of 2004. In the first quarter of 2005, basic earnings per share from continuing operations decreased 46% to $0.27 from $0.50 in the first quarter of 2004, while diluted earnings per share from continuing operations decreased 45% to $0.27 from $0.49 in 2004.

The effective income tax rate on earnings from continuing operations before minority interest and income taxes was 28.9% in the first quarter of 2005 compared with 27.0% in the first quarter of 2004. The higher effective tax rate in 2005 was affected by a decrease in U.S. foreign tax credits attributable to dividends from foreign subsidiaries, a higher provision for tax contingencies and the treatment of provisions for certain litigation reserves as non-deductible, partially offset by higher U.S. tax on the gain on sale of the Adult Nutritional business in the first quarter of 2004. The Company has recorded valuation allowances for certain state net deferred tax assets, state net operating loss and tax credit carryforwards, foreign net operating loss and tax credit carryforwards, and charitable contribution carryforwards. The Company currently believes that the state net deferred tax assets, state net operating loss and tax credit carryforwards, foreign net operating loss and tax credit carryforwards, and charitable contribution carryforwards for which valuation allowances have been provided, more likely than not, will not be realized in the future.

Pharmaceutical

Earnings before minority interest and income taxes decreased to $903 million in the first quarter of 2005 from $1,036 million in the first quarter of 2004 primarily driven by lower sales, gross margin erosion due to generic competition and product mix and increased spending on research and development.

Nutritional

Earnings before minority interest and income taxes decreased to $172 million in the first quarter of 2005 from $178 million in the first quarter of 2004.

Related Healthcare

Earnings before minority interest and income taxes in the Related Healthcare segment increased to $118 million in the first quarter of 2005 from $117 million in the first quarter of 2004.

Discontinued Operations

In December 2004, the Company committed to a plan to sell OTN and entered into a definitive sale agreement with One Equity Partners LLC. OTN was formerly reported as a distinct operating segment. The transaction is expected to be completed in May 2005. The sale price will be equal to $210 million, plus certain price adjustments based on OTN’s excess of current assets over current liabilities on the closing date. The sale will result in a pre-tax gain of $40 to $50 million, subject to certain price adjustments and other post-closing matters. The gain from the sale of OTN will be recognized on the closing date. For further discussions of OTN, see “Item 1. Financial Statements-Note 5. Discontinued Operations.”

The following amounts related to the OTN business have been segregated from continuing operations and are reflected as discontinued operations for all periods presented:

	Three Months ended March 31,
	2005	2004
	(dollars in millions)
Net sales	$695	$555
Earnings before income taxes	(7)	5
Net (loss)/earnings from discontinued operations	(5)	3

Developments

In March 2005, two major investigational clinical trials involving PLAVIX* were presented at the American College of Cardiology meeting: COMMIT/CCS-2 (ClOpidogrel and Metoprolol in Myocardial Infarction Trial) and CLARITY-TIMI 28 (CLopidogrel as Adjunctive ReperfusIon TherapY – Thrombolysis In Myocardial Infarction Study 28). The trials, which included a total of nearly 50,000 patients, showed that PLAVIX*, given on top of standard therapy, provided significant benefits to patients with acute ST-segment elevation myocardial infarction (STEMI), a certain kind of heart attack.

In March 2005, the Company and Corgentech Inc. announced unfavorable top-line results from the Phase III clinical trials for edifoligide (E2F Decoy), an investigational compound to prevent vein graft failure following coronary artery bypass graft surgery. The Company has terminated the collaboration agreement with Corgentech.

In March 2005, the FDA approved ABILIFY* tablets and oral solution for maintaining efficacy in patients with Bipolar I Disorder with a recent manic or mixed episode who had been stabilized and then maintained for at least six weeks. The latest FDA approval is based on the positive results of a trial designed to compare the maintenance of efficacy of ABILIFY* versus placebo, measured by time to relapse.

In March 2005, the Company received approval from the U.S. FDA for BARACLUDE (entecavir), an oral antiviral agent for the treatment of chronic Hepatitis B. The drug became available in the U.S. in April 2005. The composition of matter patent covering BARACLUDE expires in the U.S. in October 2010, but may be eligible for statutory patent term extension beyond that date.

In April 2005, all manufacturers of atypical antipsychotics, including the Company, received a request from the FDA to add a boxed warning to their U.S. drug labeling noting an increased risk of death in elderly patients with dementia-related psychosis compared with placebo in patients with dementia-related psychosis. It is important to note that ABILIFY* is not approved for the treatment of elderly patients with dementia-related psychosis. The Company and its copromotion partner Otsuka are committed to the safety of patients and are currently working with the FDA to ensure that healthcare providers are fully informed about this label update.

Financial Position, Liquidity and Capital Resources

Cash, cash equivalents and marketable debt securities totaled approximately $6.0 billion at March 31, 2005 compared to $7.5 billion at December 31, 2004. The Company continues to maintain a high level of working capital, which was approximately $4.8 billion and $5.0 billion at March 31, 2005 and December 31, 2004, respectively. In 2005 and future periods, the Company expects cash generated by its U.S. operations, together with existing cash and borrowings from the capital markets, to sufficiently cover cash needs for working capital, capital expenditures, milestone payments and dividends paid in the United States. Cash and cash equivalents, marketable securities, the conversion of other working-capital items and borrowings are expected to fund near-term operations.

In the fourth quarter of 2004, the Company disclosed that it anticipated repatriating approximately $9 billion in special dividends in 2005 and recorded a $575 million provision for deferred taxes pursuant to the American Jobs Creation Act of 2004 (the AJCA) as enacted and other pending matters. In the first quarter of 2005, the Company repatriated approximately $6.2 billion in special dividends from foreign subsidiaries and anticipates repatriating the remainder of the $9 billion later this year. The Company expects that it will use the special dividends in accordance with requirements established by the U.S. Treasury Department. The Company anticipates that during 2005, the U.S. Treasury Department of the Treasury may issue clarifying guidance with respect to the special dividends which may have an impact on the deferred tax provision previously established. Except for earnings associated with the special AJCA dividends discussed above, U.S. income taxes have not been provided on the balance of earnings of non-U.S. subsidiaries, since the Company has invested or expects to invest such earnings permanently offshore.

Cash and cash equivalents at March 31, 2005 primarily consisted of U.S. dollar denominated bank deposits with an original maturity of three months or less. Marketable securities at March 31, 2005 primarily consisted of U.S. dollar denominated floating rate instruments with an ‘AAA/aaa’ credit rating. Due to the nature of these instruments, the Company considers it reasonable to expect that their fair market values will not be significantly impacted by a change in interest rates, and that they can be liquidated for cash at short notice.

Short-term borrowings were $244 million at March 31, 2005, compared with $1,883 million at December 31, 2004, primarily as a result of the paydown of commercial paper.

Long-term debt was $8.3 billion at March 31, 2005 compared to $8.5 billion at December 31, 2004. In April 2005, the Company completed its cash tender offer to purchase any and all of its outstanding $2.5 billion aggregate principal amount 4.75% Notes due 2006, which resulted in the tender of an aggregate amount of $1.38 billion. All remaining Notes were redeemed in May 2005. The Company expects to incur an aggregate pre-tax loss of approximately $70 million in connection with the early redemption of the Notes and termination of related interest rate swaps in the second quarter of 2005. The Moody’s Investors Service (Moody’s) long-term and short-term credit ratings for the Company are currently A1 and Prime-1, respectively. Moody’s long-term credit rating remains on negative outlook. On August 16, 2004, Standard & Poor’s (S&P) downgraded the short-term credit rating for the Company to A1 and the long-term credit rating of the Company to A+. S&P’s long-term credit rating remains on negative outlook.

The following is a discussion of working capital and cash flow activities:

	Three Months ended March 31,
	2005	2004
	(dollars in millions)
Working capital	$4,807	$5,182
Cash flow provided by/(used in):
Operating activities	774	1,081
Investing activities	929	(603)
Financing activities	(2,065)	120

•	The decrease in working capital of $375 million from March 31, 2004 to March 31, 2005 was primarily due to: the sale of marketable securities in 2005; higher accounts payable due to higher purchasing activities in 2005; higher accrued expenses due to higher unrealized losses from derivatives resulting from the strengthening of the Euro; and higher reserves for litigation matters; partially offset by increased receivables resulting from higher international sales and timing of joint venture distribution; and higher inventory resulting from increased demand of newer products and existing key brands.

•	Net cash provided by operating activities was $774 million in the first quarter of 2005 and $1,081 million in the first quarter of 2004. The decrease is mainly attributable to lower earnings and higher usage of working capital. The significant changes in operating assets and liabilities between 2005 and 2004 are: a $105 million increase in inventory primarily due to the growth of newer products and an $88 million decrease in receivables primarily driven by the collection of foreign withholding taxes.

•	Net cash provided by investing activities was $929 million in the first quarter of 2005 compared to net cash used of $603 million in the first quarter of 2004. The increase is attributable to the sale of marketable securities in 2005 for $1,660 million, a one time $250 million milestone payment to ImClone in 2004, partially offset by proceeds of $346 million from the sale of the Adult Nutritional business.

•	Net cash used in financing activities was $2,065 million in the first quarter of 2005 compared to net cash provided by financing activities of $120 million in the first quarter of 2004. The decrease was mainly attributable to the repayment of commercial paper in 2005.

During the three months ended March 31, 2005 and 2004, the Company did not purchase any of its common stock.

For each of the three month periods ended March 31, 2005 and 2004, dividends declared per common share were $.28. The Company paid $545 million and $543 million in dividends for the first quarters of 2005 and 2004, respectively. Dividend decisions are made on a quarterly basis by the Board of Directors.

Contractual Obligations

For a discussion of the Company’s contractual obligations, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2004 Form 10-K.

SEC Consent Order

As previously disclosed, on August 4, 2004, the Company entered into a final settlement with the SEC, concluding an investigation concerning certain wholesaler inventory and accounting matters. The settlement was reached through a Consent, a copy of which was attached as Exhibit 10s to the Company’s quarterly report on Form 10-Q for the period ended September 30, 2004.

Under the terms of the Consent, the Company has agreed, subject to certain defined exceptions, to limit sales of all products sold to its direct customers (including wholesalers, distributors, hospitals, retail outlets, pharmacies and government purchasers) based on expected demand or on amounts that do not exceed approximately one month of inventory on hand, without making a timely public disclosure of any change in practice. The Company has established a company-wide policy to limit its sales to direct customers for the purpose of complying with the Consent. This policy includes the adoption of various procedures to monitor and limit sales to direct customers in accordance with the terms of the Consent. These procedures include a governance process to escalate to appropriate management levels potential questions or concerns regarding compliance with the policy and timely resolution of such questions or concerns. In addition, compliance with the policy will be monitored on a regular basis.

The Company maintains inventory management agreements (IMAs) with most of its U.S. pharmaceutical wholesalers which account for nearly 100% of total gross sales of U.S. pharmaceutical products. Under the current terms of the IMAs, the Company’s three largest wholesaler customers provide the Company with information about the inventory levels of product on hand and the amount of out-movement of products. The information received from these wholesalers is a product of their own record-keeping process and excludes inventory held by intermediaries to whom they sell, such as retailers and hospitals. The Company determines the out-movement of a product over a period of thirty-one days by using the most recent out-movement of a product as provided by these wholesalers. The Company also determines the months on hand estimates for its U.S Pharmaceuticals business’ other wholesaler customers by using such factors as historical sales made to those wholesalers and from third party market research data related to prescription trends and patient demand.

In contrast, for the Company’s pharmaceuticals business outside of the United States, nutritionals and related healthcare business units around the world, the Company has significantly more direct customers, limited information on direct customer product level inventory and corresponding out movement information and the reliability of third party demand information, where available, varies widely. Accordingly, the Company relies on a variety of methods to estimate direct customer product level inventory and to calculate months on hand for these business units. The Company is in the process of completing its analysis of direct customer inventory levels in these businesses for the first quarter of 2005 and will provide additional disclosure of information with respect to direct customer inventory levels. The Company has and will continue to enhance its methods to estimate direct customer product level inventory and months on hand for these business units, taking into account the complexities described above.

The Company will continue to disclose for each of its key pharmaceutical products sold by the U.S. Pharmaceutical business the amount of net sales and the estimated number of months on hand in the U.S. wholesaler distribution channel as of the end of the immediately preceding quarter and as of the end of the applicable quarter in its quarterly and annual reports on Forms 10-Q and 10-K. For all other business units, the Company expects to disclose on a quarterly basis the key product level inventories. The information required to estimate months on hand in the direct customer distribution for the non-U.S. Pharmaceuticals business is not available prior to the time the Company is required to file quarterly reports on Form 10-Q. Accordingly, the Company expects to disclose this information on its website approximately 60 days after the end of each quarter. In addition to the foregoing quarterly disclosure, the Company will include all the foregoing information for all business units for each quarter in its Annual Report on Form 10-K. For non-key products, if the inventory at direct customers exceeds approximately one month on hand, the Company will disclose the estimated months on hand for such product(s), except where the impact on the Company is de minimis.

The Company believes the above-described procedures provide a reasonable basis to ensure compliance with the Consent Order and provides sufficient information to comply with disclosure requirements.

The Company has agreed in the Consent to certain measures that it has implemented including: (a) establishing a formal review and certification process of its annual and quarterly reports filed with the SEC; (b) establishing a business risk and disclosure group; (c) retaining an outside consultant to comprehensively study and help re-engineer the Company’s accounting and financial reporting processes (d) publicly disclosing any sales incentives offered to direct customers for the purpose of inducing them to purchase products in excess of expected demand; and (e) ensuring that the Company’s budget process gives appropriate weight to inputs that come from the bottom to the top, and not just those that come from the top to the bottom, and adequately documenting that process.

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

Critical Accounting Policies

For a discussion of the Company’s critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2004 Form 10-K.

Outlook for 2005

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

PRAVACHOL, an HMG Co-A reductase inhibitor (statin), had net sales of $520 million in the first quarter of 2005. The Company continues to experience increased competition for PRAVACHOL from established brands and new entrants. U.S. prescriptions for PRAVACHOL declined 17% in the first quarter of 2005 compared to 2004. While the product has begun to lose exclusivity in some markets, between now and its anticipated loss of U.S. exclusivity in April 2006, its expected rate of decline in sales and in market share could be accelerated by increased competition from established brands and new entrants.

The Company’s expectations for future sales growth include substantial expected increases in sales of PLAVIX*, which had net sales of $3.3 billion for 2004,and is currently the Company’s largest product ranked by net sales. The composition of matter patent for PLAVIX*, which expires in 2011, is currently the subject of litigation in the United States. Similar proceedings involving PLAVIX* have been instituted outside the United States. The Company continues to believe that the patent is valid and that it is infringed, and with its alliance partner and patent-holder Sanofi, is vigorously pursuing these cases. It is not possible at this time reasonably to assess the outcome of these litigations, or if there were an adverse determination in these litigations, the timing of potential generic competition for PLAVIX*. However, if generic competition were to occur, the Company believes it is very unlikely to occur before the second half of 2005.

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

Although it is not possible to predict or identify all factors, they may include but are not limited to the following:

•	New government laws and regulations, such as (i) health care reform initiatives in the United States at the state and federal level and in other countries; (ii) changes in the FDA and foreign regulatory approval processes that may cause delays in approving, or preventing the approval of, new products; (iii) tax changes such as the phasing out of tax benefits heretofore available in the United States and certain foreign countries; (iv) new laws, regulations and judicial decisions affecting pricing or marketing within or across jurisdictions; and (v) changes in intellectual property law.

•	Competitive factors, such as (i) new products developed by competitors that have lower prices or superior performance features or that are otherwise competitive with the Company’s current products; (ii) generic competition as the Company’s products mature and patents expire on products; (iii) technological advances and patents attained by competitors; (iv) problems with licensors, suppliers and distributors; and (v) business combinations among the Company’s competitors or major customers.

•	Difficulties and delays inherent in product development, manufacturing and sale, such as (i) products that may appear promising in development but fail to reach market or be approved for additional indications for any number of reasons, including efficacy or safety concerns, the inability to obtain necessary regulatory approvals and the difficulty or excessive cost to manufacture; (ii) failure of any of our products to achieve or maintain commercial viability; (iii) seizure or recalls of pharmaceutical products or forced closings of manufacturing plants; (iv) the failure to obtain, the imposition of limitations on the use of, or loss of patent and other intellectual property rights; (v) failure of the Company or any of its vendors or suppliers to comply with Current Good Manufacturing Practices and other application regulations and quality assurance guidelines that could lead to temporary manufacturing shutdowns, product shortages and delays in product manufacturing; and (vi) other manufacturing or distribution problems including changes in manufacturing production sites and manufacturing capacity due to regulatory requirements, changes in types of products produced, such as biologics, or physical limitations that could impact continuous supply.

•	Legal difficulties, including lawsuits, claims, proceedings and investigations, any of which can preclude or delay commercialization of products or adversely affect operations, profitability, liquidity or financial condition, including (i) intellectual property disputes; (ii) adverse decisions in litigation, including product liability and commercial cases; (iii) the inability to obtain adequate insurance with respect to this type of liability; (iv) recalls of pharmaceutical products or forced closings of manufacturing plants; (v) the failure to fulfill obligations under supply contracts with the government and other customers which may result in liability; (vi) government investigations including those relating to wholesaler inventory, financial restatement and product pricing and promotion; (vii) claims asserting violations of securities, antitrust, federal and state pricing and other laws; (viii) environmental, health and safety matters; and (ix) tax liabilities. There can be no assurance that there will not be an increase in scope of these matters or that any future lawsuits, claims, proceedings or investigations will not be material.

•	Increasing pricing pressures worldwide, including rules and practices of managed care groups and institutional and governmental purchasers, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform and potential impact of importation legislative or otherwise, pharmaceutical reimbursement and pricing in general.

•	Fluctuations in buying patterns and inventory levels of major distributors, retail chains and other trade buyers, which may result from seasonality, pricing, wholesaler buying decisions (including the effect of incentives offered), the Company’s wholesaler inventory management policies (including the workdown or other changes in wholesaler inventory levels) or other factors.

•	Greater than expected costs and other difficulties, including unanticipated effects and difficulties of acquisitions, dispositions and other events, including obtaining regulatory approvals in connection with evolving business strategies, legal defense costs, insurance expense, settlement costs and the risk of an adverse decision related to litigation.

•	Changes to advertising and promotional spending and other categories of spending that may affect sales.

•	Changes in product mix that may affect margins.

•	Changes in the Company’s structure, operations, revenues, costs, staffing or efficiency resulting from acquisitions, divestitures, mergers, alliances, restructurings or other strategic initiatives, and the need to obtain governmental approvals, as appropriate.

•	Economic factors over which the Company has no control such as changes of business and economic conditions including, but not limited to, changes in interest rates and fluctuation of foreign currency exchange rates.

•	Changes in business, political and economic conditions due to political or social instability, military or armed conflict, nationalization of assets, debt or payment moratoriums, other restrictions on commerce, and actual or threatened terrorist attacks in the United States or other parts of the world and related military action.

•	Changes in accounting standards promulgated by the FASB, the SEC or the AICPA, which may require adjustments to financial statements.

•	Capacity, efficiency, reliability, security and potential breakdown, invasion, destruction or interruption of information systems.

•	Reliance of the Company on vendors, partners and other third parties to meet their contractual, regulatory and other obligations in relation to their arrangements with the Company.

•	Results of clinical studies relating to the Company’s or a competitor’s products.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the Company’s market risk, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in the Company’s 2004 Form 10-K.

In the three months ended March 31, 2005, the Company sold $82 million notional amount of forward contracts (in several currencies) to partially hedge the exchange impact primarily related to forecasted intercompany inventory purchases for up to the next 20 months. In addition, the Company bought $67 million notional amount of Japanese yen forward contracts to hedge the exchange impact related to Japanese yen denominated third party payables and sold $4,095 million notional amount of forward contracts (in several currencies) to partially hedge the exchange impact primarily related to non-functional currency denominated intercompany loans.

In April 2005, in connection with the early redemption of its $2.5 billion Notes, the Company terminated $2.0 billion notional amount of fixed-to-floating interest rate swap agreements and incurred a loss of $28 million, to be recorded in the second quarter. For additional information on the early redemption of the Notes, see “Item 1. Financial Statements—Note 17. Subsequent Events.”

Item 4. CONTROLS AND PROCEDURES

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on their evaluation, as of the end of the period covered by this Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective. There have been no significant changes in internal control over financial reporting, for the period covered by this report, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in “Item 1. Financial Statements—Note 16. Legal Proceedings and Contingencies,” to the interim consolidated financial statements, and is incorporated by reference herein.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders was held on May 3, 2005 for the purpose of:

A.	election of seven directors;

B.	ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm;

C.	approval of Restated Certificate of Incorporation effecting amendment to eliminate certain supermajority vote requirements;

D.	voting on a stockholder proposal on the publication of political contributions;

E.	voting on a stockholder proposal on HIV/AIDS-TB-Malaria;

F.	voting on a stockholder proposal on animal testing;

G.	voting on a stockholder proposal on separation of the chairman and chief executive officer positions;

H.	voting on a stockholder proposal on restatement situations;

I.	voting on a stockholder proposal on restricted stock; and

J.	voting on a stockholder proposal on director vote threshold.

The following persons were elected to serve as directors and received the number of votes set opposite their respective names.

	For	Withheld
Vance D. Coffman	1,621,120,875	115,154,758
James M. Cornelius	1,629,289,769	106,985,864
Peter R. Dolan	1,677,979,533	58,296,100
Ellen V. Futter	1,685,173,591	51,102,042
Louis V. Gerstner, Jr.	1,686,061,628	50,214,005
Leif Johansson	1,621,619,359	114,656,274
Louis W. Sullivan, M.D.	1,604,189,844	132,085,789

The terms of the following directors continued after the meeting: Robert E. Allen, Lewis B. Campbell, Laurie H. Glimcher, M.D. and James D. Robinson III.

The appointment of PricewaterhouseCoopers LLP was ratified with a vote of 1,619,834,973 shares in favor of the appointment, with 102,482,575 voting against and 14,169,226 shares abstaining.

The Restated Certificate of Incorporation to effect amendment to eliminate certain supermajority voting provisions was approved with 1,703,547,579 shares in favor, with 14,907,685 shares voting against and 17,817,535 shares abstaining.

The stockholder-proposed resolution on the publication of political contributions received a vote of 60,820,586 shares in favor, with 1,201,141,218 shares voting against, 103,418,732 shares abstaining and 370,895,097 broker non-votes.

The stockholder-proposed resolution on HIV/AIDS-TB-Malaria received a vote of 93,385,070 shares in favor, with 1,166,468,735 shares voting against, 105,539,931 shares abstaining and 370,881,897 broker non-votes.

The stockholder-proposed resolution on animal testing received a vote of 37,267,867 shares in favor, with 1,202,552,397 shares voting against, 125,573,407 shares abstaining and 370,881,962 broker non-votes.

The stockholder-proposed resolution on separation of the chairman and chief executive officer positions received a vote of 561,667,798 shares in favor, with 781,148,893 shares voting against, 22,325,461 shares abstaining and 371,133,481 broker non-votes.

The stockholder-proposed resolution on restatement situations received a vote of 296,733,421 shares in favor, with 1,029,517,128 shares voting against, 38,672,315 shares abstaining and 371,352,769 broker non-votes.

The stockholder-proposed resolution on restricted stock received a vote of 527,675,874 shares in favor, with 810,344,445 shares voting against, 27,119,460 shares abstaining and 371,135,854 broker non-votes.

The stockholder-proposed resolution on director vote threshold received a vote of 618,116,749 shares in favor, with 720,741,985 shares voting against, 26,311,303 shares abstaining and 371,105,596 broker non-votes.

Item 6. EXHIBITS

Exhibits (listed by number corresponding to the Exhibit Table of Item 601 in Regulation S-K).

Exhibit Number and Description		Page
10b.	Bristol-Myers Squibb Company 2002 Stock Incentive Plan, effective as of May 6, 1997 and as amended effective May 3, 2005.	E-10

15.	Letter Regarding Unaudited Interim Financial Information.	E-15

31a.	Section 302 Certification Letter.	E-31-1

31b.	Section 302 Certification Letter.	E-31-2

32a.	Section 906 Certification Letter.	E-32-1

32b.	Section 906 Certification Letter.	E-32-2

*	Indicates, in this Form 10-Q, brand names of products which are registered trademarks not owned by the Company or its subsidiaries. ERBITUX is a trademark of ImClone Systems Incorporated; AVAPRO/AVALIDE and PLAVIX are trademarks of Sanofi-Synthelabo S.A.; GLUCOPHAGE, GLUCOPHAGE XR and GLUCOVANCE are trademarks of Merck Sante S.A.S., an associate of Merck KGaA of Darmstadt, Germany; and ABILIFY is a trademark of Otsuka Pharmaceutical Company, Ltd.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRISTOL-MYERS SQUIBB COMPANY (REGISTRANT)

Date: May 9, 2005	By:	/s/ Peter R. Dolan
Peter R. Dolan Chairman of the Board and Chief Executive Officer

Date: May 9, 2005	By:	/s/ Andrew R. J. Bonfield
Andrew R. J. Bonfield Senior Vice President and Chief Financial Officer