Form 10-Q
period 2005-06-30
BRISTOL MYERS SQUIBB CO
filed 2005-08-03
CIK 14272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

At June 30, 2005, there were 1,955,861,776 shares outstanding of the Registrant’s $.10 par value Common Stock.

BRISTOL-MYERS SQUIBB COMPANY

INDEX TO FORM 10-Q

JUNE 30, 2005

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED STATEMENT OF EARNINGS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in millions, except per share data)
EARNINGS

Net Sales	$4,889	$4,819	$9,421	$9,445

Cost of products sold	1,483	1,500	2,850	2,857
Marketing, selling and administrative	1,268	1,201	2,451	2,427
Advertising and product promotion	365	346	683	662
Research and development	649	625	1,302	1,208
Acquired in-process research and development	—	62	—	62
Provision for restructuring	2	6	5	18
Litigation charges, net	(26)	379	98	379
Gain on sale of business	—	(18)	—	(313)
Equity in net income of affiliates	(87)	(59)	(156)	(134)
Other expense, net	105	8	130	46

Total expenses	3,759	4,050	7,363	7,212

Earnings from Continuing Operations Before Minority Interest and Income Taxes	1,130	769	2,058	2,233
Provision for income taxes	(21)	118	247	514
Minority interest, net of taxes	160	128	282	235

Earnings from Continuing Operations	991	523	1,529	1,484

Discontinued Operations
Net Earnings	—	4	(5)	7
Net Gain on Disposal	13	—	13	—

	13	4	8	7

Net Earnings	$1,004	$527	$1,537	$1,491

Earnings per Common Share
Basic
Earnings from Continuing Operations	$.51	$.27	$.79	$.77
Discontinued Operations
Net Earnings	—	—	—	—
Net Gain on Disposal	—	—	—	—

Net Earnings per Common Share	$.51	$.27	$.79	$.77

Diluted
Earnings from Continuing Operations	$.50	$.27	$.78	$.76
Discontinued Operations
Net Earnings	—	—	—	—
Net Gain on Disposal	—	—	—	—

Net Earnings per Common Share	$.50	$.27	$.78	$.76

Average Common Shares Outstanding
Basic	1,952	1,942	1,950	1,940
Diluted	1,984	1,976	1,982	1,976

Dividends declared per common share	$.28	$.28	$.56	$.56

The accompanying notes are an integral part of these financial statements.

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED STATEMENT OF

COMPREHENSIVE INCOME AND RETAINED EARNINGS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(dollars in millions)
COMPREHENSIVE INCOME

Net Earnings	$1,004	$527	$1,537	$1,491
Other Comprehensive Income/(Loss):
Foreign currency translation, net of tax liability of zero and $2 for the three months ended June 30, 2005 and 2004, respectively; and net of tax liability of $4 and tax benefit of $20 for the six months ended June 30, 2005 and 2004, respectively	(204)	(115)	(236)	41
Deferred (losses) gains on derivatives qualifying as hedges, net of tax liability of $67 and $12 for the three months ended June 30, 2005 and 2004, respectively; and net of tax liability of $100 and $60 for the six months ended June 30, 2005 and 2004, respectively	150	19	271	128
Available for sale securities, net of tax benefit of $3 for the three months ended June 30, 2005 and 2004; and net of tax benefit of $11 and $4 for the six months ended June 30, 2005 and 2004, respectively	(5)	(6)	(20)	(7)

Total Other Comprehensive Income	(59)	(102)	15	162

Comprehensive Income	$945	$425	$1,552	$1,653

RETAINED EARNINGS

Retained Earnings, January 1			$19,651	$19,439
Net Earnings			1,537	1,491

Cash dividends declared			(1,092)	(1,088)

Retained Earnings, June 30			$20,096	$19,842

The accompanying notes are an integral part of these financial statements.

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	June 30, 2005	December 31, 2004
	(dollars in millions)
ASSETS

Current Assets:
Cash and cash equivalents	$1,798	$3,680
Marketable securities	1,242	3,794
Receivables, net of allowances of $222 and $221	3,315	4,373
Inventories, including consignment inventory	1,993	1,830
Deferred income taxes, net of valuation allowances	693	805
Prepaid expenses	311	319

Total Current Assets	9,352	14,801

Property, plant and equipment, net	5,642	5,765
Goodwill	4,825	4,905
Other intangible assets, net	2,083	2,260
Deferred income taxes, net of valuation allowances	1,769	1,129
Other assets	1,562	1,575

Total Assets	$25,233	$30,435

LIABILITIES

Current Liabilities:
Short-term borrowings	$292	$1,883
Accounts payable	1,320	2,127
Accrued expenses	2,322	2,838
Accrued rebates and returns	1,063	1,209
U.S. and foreign income taxes payable	603	1,023
Dividends payable	548	545
Accrued litigation liabilities	479	186
Deferred revenue on consigned inventory	—	32

Total Current Liabilities	6,627	9,843

Other liabilities	1,797	1,927
Long-term debt	6,008	8,463

Total Liabilities	14,432	20,233

Commitments and contingencies

STOCKHOLDERS’ EQUITY

Preferred stock, $2 convertible series: Authorized 10 million shares; issued and outstanding 7,205 in 2005 and 7,476 in 2004, liquidation value of $50 per share	—	—
Common stock, par value of $.10 per share: Authorized 4.5 billion shares; 2,205 million issued in 2005 and 2,202 million issued in 2004	220	220
Capital in excess of par value of stock	2,525	2,491
Restricted stock	(70)	(57)
Accumulated other comprehensive loss	(777)	(792)
Retained earnings	20,096	19,651

	21,994	21,513
Less cost of treasury stock—249 million common shares in 2005 and 255 million in 2004	(11,193)	(11,311)

Total Stockholders’ Equity	10,801	10,202

Total Liabilities and Stockholders’ Equity	$25,233	$30,435

The accompanying notes are an integral part of these financial statements.

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2005	2004
	(dollars in millions)
Cash Flows From Operating Activities:
Net earnings	$1,537	$1,491
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	294	272
Amortization	179	144
Deferred income tax benefits	(722)	(245)
Litigation settlement expense	98	379
Provision for restructuring	5	18
Gain on sale of business	(63)	(313)
Acquired in-process research and development	—	62
(Gain)/Loss on disposal of property, plant and equipment and investment in other companies	(7)	1
Loss on sale of time deposits and marketable securities	6	—
Undistributed losses/(earnings) of affiliates, net	7	(3)
Unfunded pension expense	127	84
Changes in operating assets and liabilities:
Receivables	682	133
Inventories	(245)	(94)
Prepaid expenses	(7)	(38)
Other assets	6	64
Deferred revenue on consigned inventory	(32)	(28)
Litigation settlement payments, net of insurance recoveries	174	—
Accounts payable and accrued expenses	(690)	(243)
Product liability	(41)	51
U.S. and foreign income taxes payable	(447)	33
Other liabilities	(101)	144

Net Cash Provided by Operating Activities	760	1,912

Cash Flows From Investing Activities:
Purchases, net of sales and maturities, of marketable securities	2,545	(674)
Additions to property, plant and equipment and capitalized software	(352)	(303)
Proceeds from disposal of property, plant and equipment and investment in other companies	69	10
Proceeds from sale of business	197	363
Purchase of Acordis Speciality Fibres	—	(150)
ImClone milestone payment	—	(250)
Divestiture and acquisition costs	—	(25)
Investments in other companies	(27)	—

Net Cash Provided by (Used in) Investing Activities	2,432	(1,029)

Cash Flows From Financing Activities:
Short-term (repayments)/borrowings	(1,609)	793
Long-term debt borrowings	6	7
Long-term debt repayments	(2,502)	(1)
Issuances of common stock under stock plans	139	80
Dividends paid	(1,090)	(1,086)

Net Cash Used in Financing Activities	(5,056)	(207)

Effect of Exchange Rates on Cash and Cash Equivalents	(18)	2

(Decrease) Increase in Cash and Cash Equivalents	(1,882)	678
Cash and Cash Equivalents at Beginning of Period	3,680	2,549

Cash and Cash Equivalents at End of Period	$1,798	$3,227

The accompanying notes are an integral part of these financial statements.

Note 1. Basis of Presentation and New Accounting Standards

Bristol-Myers Squibb Company (the Company) prepared these unaudited consolidated financial statements following the requirements of the Securities and Exchange Commission (SEC) and U.S. generally accepted accounting principles (GAAP) for interim reporting. Under those rules, certain footnotes and other financial information that are normally required by GAAP for annual financial statements can be condensed or omitted. The Company is responsible for the consolidated financial statements included in this Form 10-Q. These consolidated financial statements include all normal and recurring adjustments necessary for a fair presentation of the Company’s financial position at June 30, 2005 and December 31, 2004, the results of its operations for the three and six months ended June 30, 2005 and 2004 and cash flows for the six months ended June 30, 2005 and 2004. These consolidated financial statements and the related notes should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (2004 Form 10-K). PricewaterhouseCoopers LLP (PwC), an independent registered public accounting firm, has performed a review of the unaudited consolidated financial statements included in this Form 10-Q, and their review report thereon accompanies this Form 10-Q.

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

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, Accounting Changes and Error Corrections, which replaces APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. This pronouncement applies to all voluntary changes in accounting principle, and revises the requirements for accounting for and reporting a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle, unless it is impracticable to do so. This pronouncement also requires that a change in the method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. SFAS No. 154 retains many provisions of APB Opinion 20 without change, including those related to reporting a change in accounting estimate, a change in the reporting entity, and correction of an error. The pronouncement also carries forward the provisions of SFAS No. 3 which govern reporting accounting changes in interim financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of SFAS No. 154. The Company is evaluating any future effect of this pronouncement.

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (FIN 47). FIN 47 clarifies that an entity must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. Asset retirement obligations covered by FIN 47 are those for which an entity has a legal obligation to

Note 1. Basis of Presentation and New Accounting Standards (Continued)

perform an asset retirement activity, even if the timing and method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company is evaluating the impact this statement will have on its financial position and result of operations.

In December 2004, the FASB issued FASB Staff Position (FSP) No. 109-1— Application of SFAS No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (FSP No. 109-1). The FSP provides that the Deduction on Qualified Production Activities will be treated as a “special deduction” as described in SFAS No. 109, Accounting for Income Taxes. Accordingly, the tax effect of this deduction will be reported as a component of the Company’s tax provision and will not have an effect on deferred tax assets and liabilities. The Company anticipates that the Department of the Treasury may issue clarifying guidance with respect to the Deduction on Qualified Production Activities. The adoption of FSP No. 109-1 is not expected to have a material effect on the Company’s consolidated financial statements; however, the Company will continue to evaluate the tax effect of the special deduction as further guidance is issued by the Department of the Treasury.

In December 2004, the FASB issued SFAS 153, Exchanges of Nonmonetary Assets. The provisions of this Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The provisions of this Statement should be applied prospectively, and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. The adoption of this accounting pronouncement is not expected to have a material effect on the consolidated financial statements.

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

In December 2004, the FASB issued revised SFAS No. 123R (SFAS No. 123R), Share-Based Payment. This standard eliminates the ability to account for share-based compensation transactions using the intrinsic value-based method under Accounting Principles Board Opinion No. 25 (APB No. 25), Accounting for Stock Issued to Employees, and requires instead that such transactions be accounted for using a fair-value-based method. In April 2005, the SEC delayed the effective date of SFAS No. 123R to financial statements issued for the first annual period beginning after June 15, 2005. The Company plans to adopt and comply with the requirements of SFAS No. 123R when it becomes effective January 1, 2006. The implementation of SFAS No. 123R could have a material impact on the Company’s results of operations. Currently, the Company discloses the pro forma net income and related pro forma income per share information in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation Costs—Transition and Disclosure. The following table summarizes the Company’s results on a pro forma basis as if it had recorded compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, Accounting for Stock-Based Compensation, for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(dollars in millions, except per share data)
Net Earnings:
As reported	$1,004	$527	$1,537	$1,491
Total stock-based employee compensation expense, included in reported net income, net of related tax effects	7	5	13	10
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(30)	(34)	(62)	(70)

Pro forma	$981	$498	$1,488	$1,431

Basic earnings per share:
As reported	$.51	$.27	$.79	$.77
Pro forma	.50	.26	.76	.74
Diluted earnings per share:
As reported	$.50	$.27	$.78	$.76
Pro forma	.50	.25	.76	.73

Options related to discontinued operations have no impact on basic and diluted earnings per share.

Note 1. Basis of Presentation and New Accounting Standards (Continued)

With respect to the accounting treatment of retirement eligibility provisions of employee stock-based compensation awards, the Company has historically followed the nominal vesting period approach. Upon the adoption of SFAS No. 123R, the Company will follow the non-substantive vesting period approach and recognize compensation cost immediately for awards granted to retirement eligible employees, or over the period from the grant date to the date retirement eligibility is achieved. The impact of applying the non-substantive vesting period approach is not material.

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

The Company acts as the operating partner for the territory covering the Americas and Australia and owns a 50.1% majority controlling interest in this territory. Sanofi’s ownership interest in this territory is 49.9%. As such, the Company consolidates all country partnership results for this territory and records Sanofi’s share of the results as a minority interest, net of taxes, which was $154 million and $121 million for the three months ended June 30, 2005 and 2004, respectively, and $273 million and $222 million for the six months ended June 30, 2005 and 2004, respectively. The Company recorded sales in this territory and in comarketing countries (Germany, Italy, Spain and Greece) of $1,227 million and $1,002 million for the three months ended June 30, 2005 and 2004, respectively, and $2,237 million and $1,896 million for the six months ended June 30, 2005 and 2004, respectively.

Sanofi acts as the operating partner of the territory covering Europe and Asia and owns a 50.1% majority financial controlling interest in this territory. The Company’s ownership interest in this territory is 49.9%. The Company accounts for the investment in partnership entities in this territory under the equity method and records its share of the results in equity in net income of affiliates in the consolidated statement of earnings. The Company’s share of net income from these partnership entities before taxes was $87 million and $60 million for the three months ended June 30, 2005 and 2004, respectively, and was $166 million and $134 million for the six months ended June 30, 2005 and 2004, respectively.

In 2001, the Company and Sanofi formed an alliance for the copromotion of irbesartan, as part of which the Company contributed the irbesartan distribution rights in the United States and Sanofi paid the Company a total of $350 million in the two years ended December 31, 2002. The Company accounted for this transaction as a sale of an interest in a license and deferred and amortized the $350 million to other income over the expected useful life of the license, which is approximately eleven years. The Company recognized other income of $8 million in each of the three month periods ended June 30, 2005 and 2004 and $16 million in each of the six month periods ended June 30, 2005 and 2004. The unamortized portion of the deferred income is recorded in the liabilities section of the consolidated balance sheet and was $232 million as of June 30, 2005 and $248 million as of December 31, 2004.

Otsuka

The Company has a worldwide commercialization agreement with Otsuka Pharmaceutical Co., Ltd. (Otsuka), to codevelop and copromote ABILIFY* (aripiprazole) for the treatment of schizophrenia and related psychiatric disorders, except in Japan, China, Taiwan, North Korea, South Korea, the Philippines, Thailand, Indonesia, Pakistan, and Egypt. The Company began copromoting the product with Otsuka in the U.S. and Puerto Rico in November 2002. In June 2004, the Company received marketing approval from the European Commission. The product is currently copromoted with Otsuka in the United Kingdom, Germany and Spain, and will also be copromoted in France. ABILIFY* is currently distributed exclusively by the Company in France on a temporary basis until copromotion with Otsuka commences. Conversion to the copromotion arrangement is expected to take place before the end of 2005. The Company records alliance revenue for its 65% contractual share of Otsuka’s net sales in these copromotion countries, excluding the United Kingdom, and records all expenses related to the product. The Company recognizes this alliance revenue when

Note 2. Alliances and Investments (Continued)

ABILIFY* is shipped and all risks and rewards of ownership have transferred to Otsuka’s customers. In the UK, and in France until copromotion with Otsuka commences, the Company records 100% of the net sales and related cost of products sold.

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

The Company recorded revenue for ABILIFY* of $240 million and $122 million for the three months ended June 30, 2005 and 2004, respectively, and $428 million and $237 million for the six months ended June 30, 2005 and 2004, respectively. Total milestone payments made to Otsuka under the agreement through June 2005 were $217 million, of which $157 million was expensed as acquired in-process research and development. The remaining $60 million was capitalized in other intangible assets and is amortized in cost of products sold over the remaining life of the agreement in the U.S., ranging from eight to eleven years. The Company amortized in cost of products sold $1 million in each of the three months ended June 30, 2005 and 2004, and $3 million and $2 million in the six months ended June 30, 2005 and 2004, respectively. The unamortized capitalized payment balance was $44 million as of June 30, 2005 and $47 million as of December 31, 2004.

ImClone

The Company has a commercialization agreement expiring in September 2018 with ImClone Systems, Inc (ImClone), a biopharmaceutical company focused on developing targeted cancer treatments, for the codevelopment and copromotion of ERBITUX* in the United States. In February 2004, the U.S. Food and Drug Administration (FDA) approved the Biologics License Application (BLA) for ERBITUX* for use in combination with irinotecan in the treatment of patients with Epidermal Growth Factor Receptor (EGFR)-expressing, metastatic colorectal cancer who are refractory to irinotecan-based chemotherapy and for use as a single agent in the treatment of patients with EGFR-expressing, metastatic colorectal cancer who are intolerant to irinotecan-based chemotherapy. In June 2004, the FDA approved ImClone’s Chemistry, Manufacturing and Controls supplemental BLA for licensure of its BB36 manufacturing facility. The Company paid $250 million in March 2004 as a milestone payment for the initial approval of ERBITUX*. An additional $250 million is payable upon FDA approval for use in treating an additional tumor type. Under the agreement, ImClone receives a distribution fee based on a flat rate of 39% of product revenues in North America. In addition, the Company also has codevelopment and copromotion rights with ImClone in Canada and a 50% share of the codevelopment and copromotion rights ImClone has with Merck KGaA in Japan to the extent the product is commercialized in such countries.

The Company accounts for the $250 million approval milestone paid in March 2004 as a license acquisition and amortizes the payment into cost of products sold over the expected useful life of the license, which is approximately fourteen years. The Company amortized into cost of products sold $5 million for each of the three months ended June 30, 2005 and 2004, and $9 million and $6 million for the six months ended June 30, 2005 and 2004, respectively. The unamortized portion of the approval payment is recorded in other intangibles, net and was $227 million as of June 30, 2005 and $236 million as of December 31, 2004.

The Company accounts for its investment in ImClone under the equity method and records its share of the results in equity in net income of affiliates in the consolidated statement of earnings. The Company’s recorded investment in ImClone common stock as of June 30, 2005 and December 31, 2004 was $65 million and $72 million, respectively, representing approximately 17% of the ImClone shares outstanding, respectively. On a per share basis, the carrying value of the ImClone investment and the closing market price of the ImClone shares as of June 30, 2005 were $4.50 and $30.97, respectively, compared to $5.03 and $46.08, respectively, as of December 31, 2004.

The Company determines its share in ImClone’s net income or loss by eliminating from ImClone’s results the milestone revenue ImClone recognizes for the pre-approval milestone payments that were recorded by the Company as additional equity investment. For its share of ImClone’s results of operations, the Company recorded net income of $1 million and a net loss of $2 million for the three months ended June 30, 2005 and 2004, respectively, and a net loss of $6 million and $3 million for the six months ended June 30,

Note 2. Alliances and Investments (Continued)

2005 and 2004, respectively. The Company recorded net sales for ERBITUX* of $98 million and $72 million for the three months ended June 30, 2005 and 2004, respectively and $185 million and $89 million for the six months ended June 30, 2005 and 2004, respectively.

Merck

In April 2004, the Company entered into a collaboration agreement with Merck & Co., Inc. (Merck) for worldwide codevelopment and copromotion for PARGLUVA™ (muraglitizar), the Company’s dual PPAR (peroxisome proliferator activated receptor) agonist, currently in Phase III clinical development for use in treating type 2 diabetes. In December 2004 the Company submitted a New Drug Application (NDA) to the FDA for regulatory approval of PARGLUVA™. Under the terms of the agreement, the Company received a $100 million upfront payment in May 2004 and a $55 million milestone payment in January 2005 for submission of the NDA. The Company is entitled to receive $220 million in additional payments upon achievement of certain regulatory milestones. The Company and Merck will jointly develop the clinical and marketing strategy for PARGLUVA™, share equally in future development and commercialization costs and copromote the product to physicians on a global basis, with Merck to receive payments based on net sales levels.

The upfront and milestone payments of $155 million were deferred and are being amortized to other income over the expected remaining useful life of the agreement which is approximately sixteen years. The Company recognized $3 million and $1 million of these payments in other income for the three months ended June 30, 2005 and June 30, 2004, respectively, and $5 million and $1 million for the six months ended June 30, 2005 and 2004, respectively. In addition, the Company records Merck’s share of codevelopment costs as a reduction to research and development expense and Merck’s share of copromotion costs as a reduction to advertising and product promotion expense.

Note 3. Restructuring

In the second quarter of 2005, the Company recorded a net pre-tax charge of $2 million related to the termination benefits and other related costs for workforce reductions and downsizing and streamlining of worldwide operations, primarily in Africa. Of this charge, $3 million relates to employee termination benefits and related expenses for approximately 47 selling and administrative personnel, $1 million relates to retention bonuses, partially offset by a $2 million credit related to changes in estimate for restructuring actions taken in prior periods.

The following table presents a detail of the charges by segment and type for the three months ended June 30, 2005. The Company expects to substantially complete these activities by late 2005.

	Employees	Termination Benefits	Other Exit Costs	Relocation and Retention	Total
	(dollars in millions)
Pharmaceuticals	47	$2	$1	1	$4
Changes in estimate	—	—	(2)	—	(2)

Restructuring as reflected in the statement of earnings	47	$2	$(1)	$1	$2

In the six months ended June 30, 2005, the Company recorded a net pre-tax charge of $5 million related to the termination benefits and other related costs for workforce reductions and downsizing and streamlining of worldwide operations primarily in Latin America, Europe and Africa. Of this charge, $5 million related to employee termination benefits and related expenses for approximately 109 selling and administrative personnel, $1 million related to retention bonuses, partially offset by a $1 million credit related to changes in estimate for restructuring actions taken in prior periods.

The following table presents a detail of the charges by segment and type for the six months ended June 30, 2005. The Company expects to substantially complete these activities by late 2005.

	Employees	Termination Benefits	Other Exit Costs	Relocation and Retention	Total
	(dollars in millions)
Pharmaceuticals	102	$3	$1	$1	$5
Related Healthcare	7	1	—	—	1
Changes in estimate	—	—	(1)	—	(1)

Restructuring and other as reflected in the statement of earnings	109	$4	$—	$1	$5

Note 3. Restructuring (Continued)

In the second quarter of 2004, the Company recorded a net pre-tax charge of $6 million related to the termination benefits and other related costs for workforce reductions and downsizing and streamlining of worldwide operations primarily in the United States, Canada, Europe, and Puerto Rico. Of this charge, $9 million related to employee termination benefits and related expenses for approximately 120 selling, administrative and manufacturing personnel, and $2 million related to the consolidation of certain research facilities. These charges were partially offset by an adjustment to prior period restructuring reserve of $5 million, primarily due to a reduction of estimated separation expenses.

The following table presents a detail of the charges by segment and type for the three months ended June 30, 2004. The Company has substantially completed these restructuring activities.

	Employees	Termination Benefits	Other Exit Costs	Asset Write-Downs	Relocation and Retention	Total
	(dollars in millions)
Pharmaceuticals	85	$6	—	—	$2	$8
Other Healthcare	15	2	—	—	—	2
Corporate/Other	20	1	—	—	—	1
Changes in estimate	—	(3)	(1)	(1)	—	(5)

Restructuring as reflected in the statement of earnings	120	$6	$(1)	$(1)	$2	$6

In the six months ended June 30, 2004, the Company recorded a pre-tax charge of $18 million related to the termination benefits and other related costs for workforce reductions and downsizing and streamlining of worldwide operations primarily in Israel, the United States, Canada, Europe, and Puerto Rico. Of this charge, $17 million related to employee termination benefits and related expenses for approximately 210 selling and administrative personnel, and $1 million related to asset impairments, $4 million of expense related to the consolidation of certain research facilities and $1 million of retention bonuses. These charges were partially offset by an adjustment to prior period restructuring reserve of $5 million, primarily due to a reduction of estimated separation expenses.

The following table presents a detail of the charges by segment and type for the six months ended June 30, 2004. The Company has substantially completed these restructuring activities.

	Employees	Termination Benefits	Other Exit Costs	Asset Write-Downs	Relocation and Retention	Total
	(dollars in millions)
Pharmaceuticals	152	$9	$3	$1	$5	$18
Other Healthcare	15	2	—	—	—	2
Corporate/Other	43	3	—	—	—	3
Changes in estimate	—	(3)	(1)	(1)	—	(5)

Restructuring and other as reflected in the statement of earnings	210	$11	$2	$—	$5	$18

Restructuring charges and spending against accrued liabilities associated with prior and current actions are as follows:

	Employee Termination Liability	Other Exit Costs Liability	Total
	(dollars in millions)
Balance at December 31, 2003	$51	$7	$58
Charges	102	5	107
Spending	(68)	(9)	(77)
Changes in estimate	(8)	—	(8)

Balance at December 31, 2004	77	3	80
Charges	4	1	5
Spending	(31)	(2)	(33)
Changes in estimate	—	(1)	(1)

Balance at June 30, 2005	$50	$1	$51

Note 4. Acquisitions and Divestitures

In July 2005, the Company entered into a definitive agreement to sell its U.S. and Canadian Consumer Medicines business and related assets (Consumer Medicines) to Novartis AG. Under the terms of the agreement, Novartis will acquire the trademarks, patents and intellectual property rights of the U.S. and Canadian Consumer Medicines business and related assets for $660 million in cash. The transaction also includes the rights to the U.S. Consumer Medicines brands in Latin America, Europe, the Middle East and Africa. The transaction will be accounted for in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As such, the assets and liabilities of Consumer Medicines, classified as held for sale, were $82 million and $38 million as of June 30, 2005, respectively. The results of operations of Consumer Medicines are included in the Company’s consolidated statement of earnings. The transaction is expected to close by the end of the third quarter of 2005, subject to customary regulatory approvals. The sale will result in a pre-tax gain of approximately $560 million to $600 million, subject to certain adjustments and other post-closing matters.

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

In April 2004, the Company completed the acquisition of Acordis Speciality Fibres (Acordis), which is headquartered in the United Kingdom and supplied materials to ConvaTec for its Wound Therapeutics line. The acquisition is expected to strengthen the Company’s leadership position in wound therapies. The Company purchased all the stock of Acordis for $150 million, and incurred $8 million of acquisition costs in connection with the transaction. An additional $10 million payment is contingent on the achievement of future sales volumes. The purchase price for the acquisition was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. Of the $158 million, $63 million was allocated to in-process research and development, which represented the estimated fair value of acquired in-process projects, consisting primarily of Medicel, a wound therapeutics product, which had not yet reached technological feasibility and had no alternative future use, and was therefore expensed. The estimated fair value of these projects was determined by employment of a discounted cash flow model; and $22 million was assigned to identifiable intangible assets, predominantly patents. The excess of the purchase price over the estimated fair values of net assets acquired was approximately $73 million and was recorded as goodwill. This acquisition was accounted for by the purchase method, and, accordingly, results of operations have been included in the accompanying consolidated financial statements from the date of acquisition.

Note 5. Discontinued Operations

In May 2005, the Company completed the sale of Oncology Therapeutics Network (OTN) to One Equity Partners LLC for cash proceeds of $197 million. The Company recorded a pre-tax gain of $63 million ($13 million net of tax), presented as a gain on sale of discontinued operations in the consolidated statement of earnings.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(dollars in millions)
Net sales	$319	$611	$1,015	$1,166
Earnings before income taxes	(1)	6	(8)	11
Net (loss)/earnings from discontinued operations	—	4	(5)	7

The consolidated statement of cash flows includes the OTN business through the date of disposition. The Company uses a centralized approach to the cash management and financing of its operations and accordingly, debt is not allocated to this business. Cash flows from operating and investing activities of discontinued operations consist of outflows of $252 million and inflows of $26 million for the six months ended June 30, 2005 and 2004, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(dollars in millions, except per share amounts)
Basic:
Earnings from Continuing Operations	$991	$523	$1,529	$1,484
Discontinued Operations
Net Earnings	—	4	(5)	7
Net Gain on Disposal	13	—	13	—

Net Earnings	$1,004	$527	$1,537	$1,491

Basic Earnings Per Share:
Average Common Shares Outstanding	1,952	1,942	1,950	1,940
Earnings from Continuing Operations	$.51	$.27	$.79	$.77
Discontinued Operations
Net Earnings	—	—	—	—
Net Gain on Disposal	—	—	—	—

Net Earnings per Share - Basic	$.51	$.27	$.79	$.77

Diluted:
Earnings from Continuing Operations	$991	$523	$1,529	$1,484
Interest expense on conversion of convertible debt bonds, net of tax	5	1	9	2
Discontinued Operations
Net Earnings	—	4	(5)	7
Net Gain on Disposal	13	—	13	—

Net Earnings	$1,009	$528	$1,546	$1,493

Diluted Earnings Per Share:
Average Common Shares Outstanding	1,952	1,942	1,950	1,940
Conversion of convertible debt bonds	29	29	29	29
Incremental shares outstanding assuming the exercise of dilutive stock options	3	5	3	7

	1,984	1,976	1,982	1,976

Earnings from Continuing Operations	$.50	$.27	$.78	$.76
Discontinued Operations
Net Earnings	—	—	—	—
Net Gain on Disposal	—	—	—	—

Net Earnings per Share - Diluted	$.50	$.27	$.78	$.76

Weighted-average shares issuable upon the exercise of stock options, which were not included in the diluted earnings per share calculation because they were not dilutive, were 141 million for the three and six month periods ended June 30, 2005 and 130 million for the three and six month periods ended June 30, 2004.

Note 7. Other (Income)/Expense, Net

The components of other (income)/expense, net are:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(dollars in millions)
Interest expense	$73	$70	$170	$139
Interest income	(23)	(21)	(68)	(38)
Foreign exchange transaction losses	35	38	47	55
Other, net	20	(79)	(19)	(110)

Other expense, net	$105	$8	$130	$46

Interest expense was reduced by net interest swap gains of $15 million and $40 million for the three months ended June 30, 2005 and 2004, respectively, and $43 million and $81 million for the six months ended June 30, 2005 and 2004, respectively. Interest income relates primarily to cash, cash equivalents and investments in marketable securities. Other income includes income from third-party contract manufacturing, royalty income, gains and losses on disposal of investments and property, plant and equipment and debt retirement costs.

Note 8. Income Taxes

The effective income tax rate on earnings from continuing operations before minority interest and income taxes was (1.9)% and 12.0% for the three and six months ended June 30, 2005, respectively, compared with 15.3% and 23.0% for the three and six months ended June 30, 2004, respectively. The lower effective tax rate was due to a tax benefit associated with the release of tax contingency reserves resulting from the settlement of examinations by the Internal Revenue Service for the years 1998 through 2001, and a change in estimate related to the reduction of a deferred tax provision established in the fourth quarter of 2004 for special dividends under the American Jobs Creation Act of 2004 (AJCA), partially offset by the unfavorable impact for the treatment of certain litigation reserves. In the fourth quarter of 2004, the Company disclosed that it anticipated repatriating approximately $9 billion in special dividends in 2005 and recorded a $575 million provision for deferred taxes pursuant to the AJCA as enacted and other pending matters. In the first quarter of 2005, the Company repatriated approximately $6.2 billion in special dividends from foreign subsidiaries and anticipates repatriating the remainder of the $9 billion later this year. The Company expects that it will use the special dividends in accordance with requirements established by the AJCA and the U.S. Treasury Department. During the second quarter of 2005, the U.S. Treasury Department issued AJCA related guidance clarifying that the “gross-up” for foreign taxes associated with the special dividends also qualifies for the 5.25% tax rate established by the AJCA. As a result of this guidance, the Company reduced the $575 million provision by recording a benefit of approximately $135 million in its tax provision for the second quarter of 2005. The U.S. Treasury Department may issue further clarifying guidance with respect to the special dividends which may have a further impact on the deferred tax provision previously established. Except for earnings associated with the special dividends discussed above, U.S. income taxes have not been provided on the balance of earnings of non-U.S. subsidiaries, since the Company has invested or expects to invest such earnings permanently offshore.

Note 9. Inventories

The major categories of inventories follow:

	June 30, 2005	December 31, 2004
	(dollars in millions)
Finished goods	$989	$1,097
Work in process	716	458
Raw and packaging materials	288	275

	$1,993	$1,830

The Company has acquired raw and bulk materials in preparation for the manufacturing of abatacept, a biologic compound proposed for the treatment of rheumatoid arthritis, in anticipation of its commercialization. The Company has filed a BLA for abatacept with the FDA and is awaiting FDA’s action. If FDA approval is not granted, the abatacept inventory could be impaired. As of June 30, 2005, the carrying value of abatacept inventories were approximately $62 million. No allowance has been provided for these inventories.

Note 10. Property, Plant and Equipment

The major categories of property, plant and equipment follow:

	June 30, 2005	December 31, 2004
	(dollars in millions)
Land	$286	$290
Buildings	4,542	4,497
Machinery, equipment and fixtures	4,580	4,686
Construction in progress	494	536

	9,902	10,009
Less accumulated depreciation	4,260	4,244

Property, plant and equipment, net	$5,642	$5,765

Note 11. Goodwill

The changes in the carrying amount of goodwill for the year ended December 31, 2004 and the six months ended June 30, 2005 were as follows:

	Pharmaceuticals Segment	Nutritionals Segment	Related Healthcare Segment	Discontinued Operations	Total
	(dollars in millions)
Balance as of December 31, 2003	$4,448	$118	$190	$80	$4,836
Purchase accounting adjustments:
Reduction due to sale of Adult Nutritional Business	—	(5)	—	—	(5)
Purchase price and allocation adjustments	—	—	74	—	74

Balance as of December 31, 2004	4,448	113	264	80	4,905
Purchase accounting adjustments:
Reduction due to sale of OTN	—	—	—	(80)	(80)

Balance as of June 30, 2005	$4,448	$113	$264	$—	$4,825

Note 12. Other Intangible Assets

As of June 30, 2005 and December 31, 2004, other intangible assets consisted of the following:

	June 30, 2005	December 31, 2004
	(dollars in millions)
Patents / Trademarks	$275	$278
Less accumulated amortization	102	90

Patents / Trademarks, net	173	188

Licenses	519	523
Less accumulated amortization	135	116

Licenses, net	384	407

Technology	1,787	1,787
Less accumulated amortization	598	516

Technology, net	1,189	1,271

Capitalized Software	698	748
Less accumulated amortization	361	354

Capitalized Software, net	337	394

Total other intangible assets, net	$2,083	$2,260

Note 12. Other Intangible Assets (Continued)

Amortization expense for other intangible assets (the majority of which is included in cost of products sold) for the three months ended June 30, 2005 and 2004 was $87 million and $75 million, respectively, and for the six months ended June 30, 2005 and 2004 was $179 million and $144 million, respectively.

Expected amortization expense related to the carrying amount of other intangible assets is as follows:

(dollars in millions)
For the year ended December 31:
2005	$358
2006	355
2007	328
2008	265
2009	237
Later Years	719

Note 13. Short-term Borrowings and Long-term Debt

Short-term borrowings were $292 million at June 30, 2005, compared with $1,883 million at December 31, 2004, primarily as a result of the retirement of U.S. commercial paper. The balance of commercial paper outstanding at December 31, 2004 was $1,665 million, with an average interest rate of 2.3%.

Long-term debt was $6,008 million at June 30, 2005 compared to $8,463 million at December 31, 2004. During the second quarter of 2005, the Company repurchased all of its outstanding $2.5 billion aggregate principal amount 4.75% Notes due 2006, and incurred an aggregate pre-tax loss of approximately $69 million in connection with the early redemption of the Notes and termination of related interest rate swaps.

Note 14. Accumulated Other Comprehensive Income (Loss)

The accumulated balances related to each component of other comprehensive income (loss) are as follows:

	Foreign Currency Translation	Available for Sale Securities	Deferred Loss on Effective Hedges	Minimum Pension Liability Adjustment	Total Accumulated Other Comprehensive Loss
	(dollars in millions)
Balance at December 31, 2003	$(491)	$24	$(258)	$(130)	$(855)
Other comprehensive income (loss)	41	(7)	128	—	162

Balance at June 30, 2004	$(450)	$17	$(130)	$(130)	$(693)

Balance at December 31, 2004	$(283)	$23	$(309)	$(223)	$(792)
Other comprehensive income (loss)	(236)	(20)	271	—	15

Balance at June 30, 2005	$(519)	$3	$(38)	$(223)	$(777)

Note 15. Business Segments

The Company has three reportable segments—Pharmaceuticals, Nutritionals, and Related Healthcare. The Pharmaceuticals segment is comprised of the global pharmaceutical and international consumer medicines businesses. The Nutritionals segment consists of Mead Johnson, primarily an infant formula business. The Related Healthcare segment consists of the ConvaTec, Medical Imaging and Consumer Medicines (United States and Canada) businesses.

Note 15. Business Segments (Continued)

	Three Months Ended June 30,				Six Months Ended June 30,
	Net Sales		Earnings Before Minority Interest and Income Taxes		Net Sales		Earnings Before Minority Interest and Income Taxes
	(dollars in millions)				(dollars in millions)
	2005	2004	2005	2004	2005	2004	2005	2004
Pharmaceuticals	$3,886	$3,856	$1,058	$1,139	$7,464	$7,566	$1,969	$2,182
Nutritionals	548	510	172	162	1,074	1,012	344	340
Related Healthcare	455	453	130	155	883	867	240	265

Total Segments	4,889	4,819	1,360	1,456	9,421	9,445	2,553	2,787
Corporate/Other	—	—	(230)	(687)	—	—	(495)	(554)

Total	$4,889	$4,819	$1,130	$769	$9,421	$9,445	$2,058	$2,233

Note 16. Pension and Other Postretirement Benefit Plans

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

Cost of the Company’s deferred benefits and postretirement benefit plans included the following components for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended June 30,				Six Months Ended June 30,
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
	2005	2004	2005	2004	2005	2004	2005	2004
	(dollars in millions)				(dollars in millions)
Service cost — benefits earned during the period	$53	$44	$2	$2	$103	$85	$5	$5
Interest cost on projected benefit obligation	84	78	11	13	162	150	21	26
Expected return on plan assets	(101)	(96)	(6)	(4)	(196)	(185)	(12)	(9)
Net amortization and deferral	54	41	—	5	104	79	—	10

Net periodic benefit cost	90	67	7	16	173	129	14	32
Curtailments and settlements	—	—	—	—	—	—	—	—

Total net periodic benefit cost	$90	$67	$7	$16	$173	$129	$14	$32

Contributions

For the three and six months ended June 30, 2005, there were no cash contributions to the U.S. pension plans, and $22 million and $38 million, respectively, were contributed to the international pension plans. There was no cash funding for other benefits.

Those cash benefit payments from the Company, which are classified as contributions in the FAS 132 disclosure, for the three and six months ended June 30, 2005, totaled $5 million and $9 million, respectively, for pension benefits, and $16 million and $33 million, respectively, for other benefits.

Note 17. Legal Proceedings and Contingencies

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

Note 17. Legal Proceedings and Contingencies (Continued)

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

The U.S. suits were filed on March 21, 2002, May 14, 2002, and September 23, 2004 respectively, and were based on U.S. Patent No. 4,847,265, a composition of matter patent, which discloses and claims, among other things, the hydrogen sulfate salt of clopidogrel, which is marketed as PLAVIX*. The first two suits were also based on U.S. Patent No. 5,576,328, which discloses and claims, among other things, the use of clopidogrel to prevent a secondary ischemic event. The plaintiffs later withdrew Patent No. 5,576,328 from the two lawsuits. Plaintiffs’ infringement position is based on defendants’ filing of their Abbreviated New Drug Applications (ANDA) with the FDA, seeking approval to sell generic clopidogrel bisulfate prior to the expiration of the composition of matter patent in 2011. The defendants responded by alleging that the patent is invalid and/or unenforceable. Apotex has added antitrust counterclaims. The first two cases were consolidated for discovery. Fact discovery closed on October 15, 2003 and expert discovery was completed in November 2004. The joint pretrial order was submitted May 27, 2005, and the court approved it. The trial may occur in the second half of 2005 or early 2006. In a stipulation approved by the U.S. District Court for the Southern District of New York on April 15, 2005, all parties to the patent infringement litigation against Teva have agreed that the Teva litigation will be stayed, pending resolution of the Apotex and Dr. Reddy’s litigation, and that the parties to the Teva litigation will be bound by the outcome of the litigation in the District Court against Apotex or Dr. Reddy. On April 18, 2005, the Court denied as moot the pending motion to consolidate the Teva litigation with the litigation against Apotex and Dr. Reddy’s, as a result of the Court’s approval of the Stipulation.

On April 20, 2005, Apotex filed a complaint for declatory judgment against Sanofi-Aventis, Sanofi-Aventis, Inc., and Bristol-Myers Squibb Sanofi Pharmaceuticals Holding Partnership. The complaint seeks a declatory judgment that the ‘265 patent is unenforceable due to alleged inequitable conduct committed during the prosecution of the patent. No response has been submitted at this point.

The Company’s U.S. territory partnership under its alliance with Sanofi is a plaintiff in another pending patent infringement lawsuit instituted in the U.S. District Court for the District of New Jersey entitled Sanofi-Synthelabo, Sanofi-Synthelabo Inc. and Bristol-Myers Squibb Sanofi Pharmaceuticals Holding Partnership v. Watson Pharmaceuticals, Inc. and Watson Laboratories, Inc. 2:04-CV-4926. The suit was filed October 7, 2004 and was based on U.S. patent 6,429,210, which discloses and claims a particular crystalline or polymorph form of the hydrogen sulfate salt of clopidogrel, which is marketed as PLAVIX*. The case is in its early stages.

PLAVIX* is currently the Company’s largest product ranked by net sales. Net sales of PLAVIX* were approximately $3.3 billion for the year ended December 31, 2004.

Currently, the Company expects PLAVIX* to have market exclusivity in the United States until 2011. If the composition of matter patent for PLAVIX* is found not infringed, invalid and/or unenforceable at the district court level, the FDA could then approve the defendants’ ANDAs to sell generic clopidogrel, and generic competition for PLAVIX* could begin before the Company has exhausted its appeals. Such generic competition would likely result in substantial decreases in the sales of PLAVIX* in the United States. The statutory stay imposed on the approval of the first-filed ANDA by the filing of the lawsuit on the ‘265 patent under the Hatch-Waxman Act expired May 17, 2005. Accordingly, the Company that filed the first ANDA could obtain final approval at any time and decide to launch a generic product at risk assuming the ANDA application meets the regulatory requirements for approval. Thus there is no legal impediment to final approval of an ANDA and a corresponding generic launch at any time assuming the ANDA application meets the regulatory requirements for approval.

Note 17. Legal Proceedings and Contingencies (Continued)

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

Sanofi-Synthelabo and Sanofi-Synthelabo Canada Inc. also instituted a prohibition action in the Federal Court of Canada against Apotex Inc. (Apotex) and the Minister of Health in response to a Notice of Allegation (NOA) directed against Canadian Patent 2,334,870 covering the form 2 polymorph of clopidogrel bisulfate. Apotex seeks approval of its ANDS before expiration of the ‘870 patent in 2019. Apotex alleges in its NOA that it does not infringe the ‘870 patent and that it is invalid. The action is in its early stages.

Sanofi-Aventis and Sanofi-Synthelabo Canada Inc. have also instituted a prohibition action in the Federal Court of Canada against Novopharm Limited (Novopharm) and the Minister of Health in response to a Notice of Allegation from Novopharm directed against Canadian Patent 1,336,777 covering clopidogrel bisulfate. Novopharm’s Notice of Allegation (NOA) indicated that it had filed an Abbreviated New Drug Submission (ANDS) for clopidogrel bisulfate tablets and that it sought approval (a Notice of Compliance) of that ANDS before the expiration of Canadian Patent 1,336,777, which expires August 12, 2012. Novopharm’s NOA further alleged that the ‘777 patent was invalid. Novopharm has since withdrawn its NOA and agreed to be bound by the result in the Apotex proceeding. The prohibition action has therefore been discontinued.

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

TEQUIN (injectable form). The Company and Kyorin Pharmaceuticals Co., Ltd. (Kyorin) commenced patent infringement actions on March 8, 2005, against Apotex Inc. and Apotex Corp., and against Sicor Pharmaceuticals, Inc., Sicor Inc., Sicor Pharmaceuticals Sales Inc., Teva Pharmaceuticals USA, Inc., and Teva Pharmaceutical Industries Ltd. in the United States District Court for the Southern District of New York, relating to injectable forms of the antibiotic gatifloxacin, for which Kyorin holds the composition of matter patent and which the Company sells as TEQUIN. The action related to Apotex’s and Sicor’s filing of ANDAs for generic versions of injectable gatifloxacin with p(IV) certifications that the composition of the matter patent, which expires December 2007

Note 17. Legal Proceedings and Contingencies (Continued)

but which was granted a patent term extension until December 2009, is invalid. The filing of the lawsuits places stays on the approvals of both Apotex’s and Sicor’s generic products until July/August 2007, unless there is a court decision adverse to the Company and Kyorin before that date. The parties have jointly moved to consolidate these two cases with the proceeding above.

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

ABILIFY*. On August 11, 2004, Otsuka filed with the United States Patent and Trademark Office (USPTO) a Request for Reexamination of U.S. composition of matter patent covering ABILIFY*, an antipsychotic agent used for the treatment of schizophrenia and related psychiatric disorders (U.S. Patent Number No. 5,006,528, the “528 Patent”) that expires in 2009, and may be extended until 2014 if pending supplemental protection extensions are granted. Otsuka has determined that the original ‘528 Patent application contained an error in that the description of a prior art reference was identified by the wrong patent number. In addition, Otsuka has taken the opportunity to bring other information to the attention of the USPTO. The USPTO has granted the Request for Reexamination and the reexamination proceeding is ongoing. The reexamination proceeding will allow the USPTO to consider the patentability of the patent claims in light of the corrected patent number and newly cited information. The USPTO is expected to make a final decision on the reexamination before the end of 2006.

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

Paragraph IV Certifications Received

PLAVIX*. Mylan Pharmaceuticals, Inc. and Sandoz Inc. have served notices that they filed ANDAs with p(IV) certifications directed against U.S. Patents 6,429,210 and 6,504,030, which cover the form 2 polymorph of clopidogrel bisulfate and expire in 2019. Both assert that their proposed generic formulations do not infringe the patents. Neither company challenged the patent covering PLAVIX* that expires in 2011.

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

In May 2002, the plaintiff submitted an amended complaint adding allegations that the Company, its former chairman of the board and current chief executive officer, Peter R. Dolan, its former chairman of the board and chief executive officer, Charles A. Heimbold, Jr., and its former chief scientific officer, Peter S. Ringrose, Ph.D., disseminated materially false and misleading statements and/or failed to disclose material information concerning the safety, efficacy, and commercial viability of VANLEV during the period April 19, 2000 through March 20, 2002. A number of related class actions, making essentially the same allegations, were also filed in the U.S. District Court for the Southern District of New York. These actions have been transferred to the U.S. District Court for the District of New Jersey.

Note 17. Legal Proceedings and Contingencies (Continued)

The Company filed a motion for partial judgment in its favor based upon the pleadings. The plaintiff opposed the motion, in part by seeking again to amend its complaint. The court granted in part and denied in part the Company’s motion and ruled that the plaintiff may amend its complaint to challenge certain alleged misstatements.

The court has certified two separate classes: a class relating to the period from November 8, 1999 to April 19, 2000 and a class relating to the period from March 22, 2001 to March 20, 2002. The class certifications are without prejudice to defendants’ rights to fully contest the merits of plaintiff’s claims. The plaintiff seeks compensatory damages, costs and expenses on behalf of shareholders with respect to the two class periods.

On December 17, 2004, the Company and the other defendants made a motion for summary judgment as to all of plaintiff’s claims. The final pre-trial conferences in this matter were held on December 15, 2004 and June 15, 2005. On June 20, 2005, oral argument was heard on the Company’s motion for summary judgment and a decision is pending. No trial date has been set.

In January 2005, the plaintiff moved for leave to file a third amended complaint, seeking to combine the two class periods into one expanded class period from October 19, 1999 through March 19, 2002 and to add further allegations that the Company, Peter R. Dolan, Charles A. Heimbold, Jr., and Peter S. Ringrose, Ph.D. disseminated materially false and misleading statements and or failed to disclose material information concerning the safety, efficacy and commercial viability of VANLEV. The Magistrate Judge denied the plaintiff’s motion. Plaintiffs have appealed to the District Court.

It is not possible at this time reasonably to assess the final outcome of this litigation or reasonably to estimate the possible loss or range of loss with respect to this litigation. If the Company were not to prevail in final, non-appealable determinations of this litigation, the impact could be material.

Other Securities Matters

During the period March through May 2002, the Company and a number of its current and former officers were named as defendants in a number of securities class action suits. The suits variously alleged violations of federal securities laws and regulations in connection with three different matters: (1) VANLEV (as discussed above), (2) sales incentives and wholesaler inventory levels, and (3) ImClone, and ImClone’s product, ERBITUX*. As discussed above, the allegations concerning VANLEV have been transferred to the U.S. District Court for the District of New Jersey and consolidated with the action pending there. The remaining actions were consolidated in the U.S. District Court for the Southern District of New York. Plaintiffs filed a consolidated class action complaint on April 11, 2003 against the Company and certain current and former officers alleging a class period of October 19, 1999 through March 10, 2003. The consolidated class action complaint alleged violations of federal securities laws in connection with, among other things, the Company’s investment in and relationship with ImClone and ImClone’s product, ERBITUX*, and certain accounting issues, including issues related to wholesaler inventory and sales incentives, the establishment of reserves, and accounting for certain asset and other sales. The parties reached an agreement in principle to settle the action and on July 30, 2004, the District Court entered an order preliminarily approving the settlement and certifying a class for settlement purposes only. Pursuant to the terms of the proposed settlement, all claims in the action would be dismissed, the litigation would be terminated, the defendants would receive releases, and the Company would pay $300 million to a fund for class members. On November 9, 2004, after a fairness hearing, the District Court certified the action as a class action, approved a settlement of the action, and signed a judgment dismissing the case with prejudice. In the second quarter of 2005, the Company entered into agreements with its various insurers and received $230 million in insurance proceeds which was reflected in its financial statements in the second quarter of 2005.

Approximately 58 million shares were excluded from the class action settlement discussed above pursuant to requests for exclusion. Of those, plaintiffs purporting to hold approximately 44.5 million shares brought four actions in New York State Supreme Court. On June 1, 2005, the parties settled these four actions for a total payment of $89 million and the cases were dismissed with prejudice.

The Company and a number of the Company’s current and former officers were named as defendants in a purported class action filed on October 6, 2004 in the State Court in Cook County, Illinois. The complaint made factual allegations similar to those made in the settled federal class action in the Southern District of New York and asserted common law fraud and breach of fiduciary duty claims. The complaint purported to assert those claims on behalf of stockholders who purchased the Company’s stock before October 19, 1999 and held onto their stock through March 10, 2003. The Company removed the action to the U.S. District Court for Northern District of Illinois on February 10, 2005. Plaintiffs filed a motion to remand. On July 1, 2005, the District Curt denied the motion to remand and dismissed the case with prejudice.

On November 18, 2004, a class action complaint was filed in United States District Court for the Eastern District of Missouri against the Company, D & K Healthcare Resources, Inc. (D & K) and several current and former D & K directors and officers on behalf of

Note 17. Legal Proceedings and Contingencies (Continued)

purchasers of D & K stock between August 10, 2000 and September 16, 2002. The class action complaint alleges that the Company participated in fraudulently inflating the value of D & K stock by allegedly engaging in improper “channel-stuffing” agreements with D & K. BMS filed a motion to dismiss this case on January 28, 2005. That motion has been fully briefed and argued, and is under consideration by the court. Under the Private Securities Litigation Reform Act, discovery is automatically stayed pending the outcome of the motion to dismiss. The plaintiff filed a motion to partially lift the automatic discovery stay on February 22, 2005. The Company filed an opposition to the motion on March 4, 2005 and plaintiff filed a reply on March 16, 2005. The court is considering the motion.

Beginning in October 2002, a number of the Company’s current and former officers and directors were named as defendants in three shareholder derivative suits pending in the U.S. District Court for the Southern District of New York. A number of the Company’s current and former officers and directors were named as defendants in three shareholder derivative suits filed during the period March 2003 through May 2003 in the U.S. District Court for the District of New Jersey. In July 2003, the U.S. District Court for the District of New Jersey ordered the three shareholder derivative lawsuits that were filed in that court transferred to the U.S. District Court for the Southern District of New York. Subsequently, the U.S. District Court for the Southern District of New York ordered all six federal shareholder derivative suits consolidated. Plaintiffs filed a consolidated, amended, verified shareholder complaint against certain members of the board of directors, current and former officers and PricewaterhouseCoopers (PwC), an independent registered public accounting firm. As is customary in derivative suits, the Company was named as a defendant in this action. The consolidated amended complaint alleged, among other things, violations of federal securities laws and breaches of fiduciary duty by certain individual defendants in connection with the Company’s conduct concerning, among other things: safety, efficacy and commercial viability of VANLEV (as discussed above); the Company’s sales incentives to certain wholesalers and the inventory levels of those wholesalers; the Company’s investment in and relations with ImClone and ImClone’s product ERBITUX*; and alleged anticompetitive behavior in connection with BUSPAR and TAXOL®. The lawsuit also alleged malpractice (negligent misrepresentation and negligence) by PwC. The plaintiffs sought restitution and rescission of certain officers’ and directors’ compensation and alleged improper insider trading proceeds; injunctive relief; fees, costs and expenses; contribution from certain officers for alleged liability in the consolidated securities class action pending in the U.S. District Court for the Southern District of New York (as discussed above); and contribution and indemnification from PwC. The parties reached a settlement of the federal derivative matter which was preliminarily approved by the U.S. District Court for the Southern District of New York on April 26, 2005. Under the proposed settlement, the Company agreed to adopt certain corporate governance enhancements. Also, under the proposed settlement, the plaintiffs’ attorneys requested up to $4.75 million in fees and the Company agreed not to oppose the request. Such fees will be paid from directors’ and officers’ liability insurance proceeds. On May 13, 2005 after a fairness hearing, the District Court approved the settlement and dismissed the action with prejudice. On June 8, 2005, a shareholder who had filed an objection to the settlement, filed a notice of appeal with the Second Circuit. That appeal is pending. Two similar actions are pending in New York State court in which plaintiffs seek equitable relief, damages, costs and attorneys’ fees. Stipulations dismissing those two actions as to the Company and its officers and directors have been filed with the court.

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

The settlement does not resolve the ongoing investigation by the SEC of the activities of certain current and former members of the Company’s management in connection with the wholesaler inventory issues and other accounting matters. The company is continuing to cooperate with this investigation.

On June 15, 2005, the United States Attorney’s Office for the District of New Jersey (the “Office”) filed a criminal complaint charging the Company with conspiracy to commit securities fraud in connection with a previously disclosed investigation by that office, concerning the inventory and various accounting matters covered by the Company’s settlement with the SEC. In connection with the filing of that complaint, the Company and the Office entered into a Deferred Prosecution Agreement. Pursuant to that Agreement, the Company agreed to maintain and continue to implement remedial measures pursuant to the settlement with the SEC, take certain additional remedial action and continue to cooperate with the U.S. Attorney’s Office, including with respect to the ongoing investigation regarding individual current and former employees of the Company, as well as to make an additional payment of $300 million into the fund for shareholders established pursuant to the Company’s settlement with the SEC. If the Company fulfills its obligations under the Deferred Prosecution Agreement, the Office will dismiss the criminal complaint two years from the date of its filing.

Note 17. Legal Proceedings and Contingencies (Continued)

In the second quarter of 2005, the Company established a charge of $249 million in relation to wholesaler inventory issues and certain other accounting matters as discussed above. These amounts were incremental to the $124 million charge recorded in the first quarter of 2005 and the $16 million charge recorded in the fourth quarter of 2004, bringing total charges to $389 million.

ERISA Litigation

In December 2002 and the first quarter of 2003, the Company and others were named as defendants in five class actions brought under the Employee Retirement Income Security Act (ERISA) in the U.S. District Courts for the Southern District of New York and the District of New Jersey. These actions have been consolidated in the Southern District of New York under the caption In re Bristol-Myers Squibb Co. ERISA Litigation, 02 CV 10129 (LAP). An Amended Consolidated Complaint was served on August 18, 2003. A Second Amended Consolidated Complaint was brought on behalf of four named plaintiffs and a putative class consisting of all participants in, or beneficiaries of, the Bristol-Myers Squibb Company Savings and Investment Program (Savings Plan) at any time between January 1, 1999 and March 10, 2003 whose accounts included investment in Company stock. The named defendants are the Company, the Bristol-Myers Squibb Company Savings Plan Committee (Committee), thirteen individuals who presently serve on the Committee or who served on the Committee in the recent past, Charles A. Heimbold, Jr. and Peter R. Dolan (the past and present Chief Executive Officers, respectively, and the Company). The Second Amended Consolidated Complaint generally alleges that the defendants breached their fiduciary duties under ERISA during the class period by, among other things, imprudently investing assets of the Savings Plan in Company stock; misrepresenting and failing to disclose truthful and adequate information about Company stock as a Savings Plan investment; and operating under conflicts of interest. In addition, all defendants except Heimbold and Dolan were alleged to have failed to monitor the other Savings Plan fiduciaries. These ERISA claims are predicated upon factual allegations similar to those raised in “Other Securities Matters” above, concerning, among other things: the safety, efficacy and commercial viability of VANLEV; the Company’s sales incentives to certain wholesalers and the inventory levels of those wholesalers; and alleged anticompetitive behavior in connection with BUSPAR and TAXOL®.

On June 6, 2005, counsel for plaintiffs and the Company entered into a Stipulation and Agreement of Settlement (Settlement). The Settlement provides, among other things, that the Company pay to the BMS Savings Plan Master Trust approximately $41 million less plaintiffs’ attorneys’ fees, costs and certain expenses (including notice costs). Additionally, the Company agreed to certain structural changes relating to plan administration and participant education. The Settlement provides for certification, for Settlement purposes only, of a class consisting of all persons who were participants in, or beneficiaries of, (i) the Bristol-Myers Squibb Company Savings and Investment Program; (ii) the Bristol-Myers Squibb Puerto Rico, Inc. Savings and Investment Program; and (iii) the Bristol-Myers Squibb Company Employee Incentive Thrift Plan, at any time between January 1, 1999 and March 10, 2003 and whose accounts in such plans included investments in the Bristol-Myers Squibb Company Stock Fund (excluding the individual defendants). The U.S. District Court for the Southern District of New York preliminarily approved the Settlement on June 22, 2005. Notice of the Settlement is to be completed by August 22, 2005, and the fairness hearing has been scheduled for October 12, 2005. If the Company were not to prevail in final, non-appealable determination of this matter, the impact could be material to its results of operations.

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

Note 17. Legal Proceedings and Contingencies (Continued)

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

In a series of decisions in June, September, and October 2004, affecting the Montana Attorney General’s case and the New York City & County AWP Cases which are proceeding in the AWP Multidistrict Litigation in coordination with the private class actions, the Court declined to find that the Medicaid rebate claims were preempted by federal law, but nevertheless dismissed many of the claims relating to “rebate” payments made by several drug manufacturers, including those claims relating to the Company as insufficiently pled. The Court allowed to proceed the state law claims that allege that the Company misreported AWPs. The Company has filed its answer to the claims remaining in the Montana Attorney General’s complaint. On June 15, 2005, New York City and all of the Counties that have sued thus far (except Suffolk, Nassau and Erie Counties, which continue to proceed separately) served the Company and other manufacturers with a Consolidated Complaint. The Consolidated Complaint contains claims similar to those in the prior, individual complaints of the City and Counties.

The Company also joined with other defendants in a motion to dismiss the Pennsylvania Attorney General’s action. In a decision filed February 1, 2005, the Pennsylvania Commonwealth Court granted the motion to dismiss on the ground that the plaintiff had failed to plead the complaint with the requisite particularity. The Attorney General has since served an Amended Complaint to which defendants have objected. Defendants’ objections to the Pennsylvania Complaint have been fully briefed and were heard by the Commonwealth Court on June 8, 2005. On July 16, 2004, the Nevada court denied the Company’s and other defendants’ motions to dismiss the complaint except as to the state RICO claim and granted the Attorney General leave to replead, in an opinion that was based on the prior rulings of the AWP Multidistrict Litigation Court. The Nevada court subsequently entered an order coordinating all discovery in that case with that in the AWP Multidistrict Litigation.

The Company and other defendants also have made motions to dismiss in the other Attorneys General AWP Cases. On July 13, 2005, the Company and the other defendants removed all of the Attorneys General AWP Cases (other than the Nevada case) to the federal district courts in their respective states based on a recent U.S. Supreme Court ruling that established federal jurisdiction over the claims made therein. The Company anticipates that it and the other defendants will seek to have the Attorneys General AWP Cases transferred to the AWP Multidistrict litigation, but that the Attorneys’ General will seek to have the Cases remanded to their respective state courts.

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

Note 17. Legal Proceedings and Contingencies (Continued)

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

The Company, together with a number of other pharmaceutical manufacturers, also has received subpoenas and other document requests from various government agencies seeking records relating to its pricing, sales and marketing practices, and “Best Price” reporting for drugs covered by Medicare and/or Medicaid. The requests for records have come from the U.S. Attorneys’ Offices for the District of Massachusetts, the Eastern District of Pennsylvania, and the Northern District of Texas, the Civil Division of the Department of Justice, the Offices of the Inspector General of the Department of Health and Human Services and the Office of Personnel Management (each in conjunction with the Civil Division of the Department of Justice), and several states. In addition, requests for information have come from the House Committee on Energy & Commerce and the Senate Finance Committee in connection with investigations that the committees are currently conducting into Medicaid Best Price issues and the use of educational grants by pharmaceutical companies.

As previously disclosed, in mid-2003, the Company initiated an internal review of certain of its sales and marketing practices, focusing on whether these practices comply with applicable anti-kickback laws and analyzing these practices with respect to compliance with (1) Best Price reporting and rebate requirements under the Medicaid program and certain other U.S. governmental programs, which reference the Medicaid rebate program and (2) applicable FDA requirements. The Company has met with representatives of the U.S. Attorney’s Office for the District of Massachusetts to discuss the review and has received related subpoenas from that U.S. Attorney’s Office, including a subpoena received on May 5, 2005 for documents relating to possible off label promotion of ABILIFY*. The Company’s internal review is expected to continue until resolution of pending governmental investigations of related matters.

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

As previously disclosed, in 2004 the Company undertook an analysis of its methods and processes for calculating prices for reporting under governmental rebate and pricing programs related to its U.S. Pharmaceuticals business. The analysis was completed in early 2005. Based on the analysis, the Company identified the need for revisions to the methodology and processes used for calculating reported pricing and related rebate amounts and implemented these revised methodologies and processes beginning with its reporting to the Federal government agency with primary responsibility for these rebate and price reporting obligations, the Centers for Medicare and Medicaid Services (CMS) in the first quarter of 2005. In addition, using the revised methodologies and processes, the Company also has recalculated the “Best Price and “Average Manufacturer’s Price” required to be reported under the Company’s federal Medicaid rebate agreement and certain state agreements, and the corresponding revised rebate liability amounts under those programs for the three-year period 2002 to 2004. Upon completion of the analysis in early 2005, the Company determined that the estimated rebate liability for those programs for the three-year period 2002 to 2004 was actually less than the rebates that had been paid by the Company for such period. Accordingly, in the fourth quarter of 2004, the Company recorded a reduction to the rebate liability in the amount of the estimated overpayment. The Company’s proposed revisions and its updated estimate have been

Note 17. Legal Proceedings and Contingencies (Continued)

submitted for review to CMS. The Department of Justice (DOJ) has informed the Company that it also is reviewing the submission in conjunction with the previously disclosed subpoena received by the Company from the DOJ relating to, among other things, “Best Price” reporting for drugs covered by Medicaid as discussed in more detail above. These agencies may take the position that further revisions to the company’s methodologies and calculations are required. Upon completion of governmental review, the Company will determine whether any further recalculation of the liability from the Company under the identified programs for any period or under any other similar programs is necessary or appropriate. The Company believes, based on current information, that any such recalculation is not likely to result in material rebate liability. However, due to the uncertainty surrounding the recoverability of the Company’s estimated overpayment arising from the review process described above, the Company recorded a reserve in an amount equal to the estimated overpayment.

General Commercial Litigation

The Company, together with a number of other pharmaceutical manufacturers, has been named as a defendant in an action filed in California State Superior Court in Oakland, James Clayworth et al. v. Bristol-Myers Squibb Company, et al., alleging that the defendants have conspired to fix the prices of pharmaceuticals by agreeing to charge more for their drugs in the United States than they charge in Canada, and asserting claims under California’s Cartwright Act and unfair competition law. The plaintiffs seek treble damages for any damages they have sustained; restitution of any profit obtained by defendants through charging artificially higher prices to plaintiffs; an injunction barring the defendants from charging the plaintiffs higher prices offered to other customers; an award of reasonable attorneys’ fees and costs; and any other relief the Court deems proper.

This case is at a very preliminary stage, and the Company is unable to assess the outcome and any possible effect on its business and profitability, or reasonably estimate possible loss or range of loss with respect to this case. If the Company were not to prevail in a final, non-appealable determination of this litigation, the impact could be material.

The Company also has been named as a defendant, along with many other pharmaceutical companies, in an action brought by the Utility Consumers Action Network, a consumer advocacy organization which focuses on privacy issues. The lawsuit, filed in California State Superior Court, San Diego County, and entitled Utility Consumers Action Network on behalf of the Privacy Rights Clearinghouse, et al. v. Bristol-Myers Squibb Co., et al, was originally directed only at retail drug stores but was amended in July, 2004 to add the Company and the other pharmaceutical companies as defendants. Another lawsuit, Rowan Klein, a Representative Action on Behalf of Similarly Situated Persons and the Consuming Public, v. Walgreen’s, et al., was filed in February 2005, also in California State Superior Court, San Diego County, against retail pharmacies, the Company and other pharmaceutical companies, and is substantially the same as the Utility Consumers Action Network lawsuit (jointly referred to as “the Complaints”). The Complaints seek equitable relief, monetary damages and attorneys’ fees based upon allegedly unfair business practices and untrue and misleading advertising under various California statutes, including the California Confidentiality of Medical Information Act. Specifically, the Complaints allege that through the “Drug Marketing Program”, retail stores are selling consumers’ confidential medical information to companies. The Complaints further allege that the companies are using consumers’ medical information for direct marketing that increase the sale of targeted drugs.

Both cases are at a very preliminary stage, and the Company is unable to assess the outcome and any possible effect on its business and profitability, or reasonably estimate possible loss or range of loss with respect to this case. If the Company were not to prevail in a final, non-appealable determination of these two lawsuits, the impact could be material.

Product Liability Litigation

The Company is a party to product liability lawsuits involving allegations of injury caused by the Company’s pharmaceutical and over-the-counter medications. The majority of these lawsuits involve certain over-the-counter medications containing phenylpropanolamine (PPA), hormone therapy products, and the Company’s SERZONE and STADOL NS prescription drugs. In addition to lawsuits, the Company also faces unfiled claims involving the same products.

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

Note 17. Legal Proceedings and Contingencies (Continued)

In January 2001, the Company was served with its first PPA lawsuit. The Company currently is a defendant in approximately 20 personal injury lawsuits, filed on behalf of approximately 20 plaintiffs, in federal and state courts throughout the United States. Many of these lawsuits involve multiple defendants. Among other claims, plaintiffs allege that PPA causes hemorrhagic and ischemic strokes, that the defendants were aware of the risk, failed to warn consumers and failed to remove PPA from their products. Plaintiffs seek compensatory and punitive damages. All of the federal cases have been transferred to the U.S. District Court for the Western District of Washington, In re Phenylpropanolamine (PPA) Products Liability Litigation, MDL No. 1407. The District Court has denied all motions for class certification and there are no class action lawsuits pending against the Company in this litigation.

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

SERZONE. SERZONE (nefazodone hydrochloride) is an antidepressant that was launched by the Company in May 1994 in Canada and in March 1995 in the United States. In December 2001, the Company added a black box warning to its SERZONE label warning of the potential risk of severe hepatic events including possible liver failure and the need for transplantation and risk of death. Within several months of the black box warning being added to the package insert for SERZONE, a number of lawsuits, including several class actions, were filed against the Company. Plaintiffs allege that the Company knew or should have known about the hepatic risks posed by SERZONE and failed to adequately warn physicians and users of the risks. They seek compensatory and punitive damages, medical monitoring, and refunds for the costs of purchasing SERZONE. In May 2004, the Company announced that, following an evaluation of the commercial potential of the product after generic entry into the marketplace and rapidly declining brand sales, it had decided to discontinue the manufacture and sale of the product in the U.S. effective June 14, 2004.

At present, the Company has approximately 216 lawsuits, on behalf of approximately 2,625 plaintiffs, pending against it in federal and state courts throughout the United States. Twenty-seven of these cases are pending in New York State Court and have been consolidated for pretrial discovery. In addition, there are approximately 763 alleged, but unfiled, claims of injury associated with SERZONE. In August 2002, the federal cases were transferred to the U.S. District Court for the Southern District of West Virginia, In re Serzone Products Liability Litigation, MDL 1477. In June 2003, the District Court dismissed the class claims in all but two of the class action complaints. A purported class action has also been filed in Illinois. Although a number of the class action complaints filed against the Company had sought the certification of one or more personal injury classes, the remaining class action complaints do not seek the certification of personal injury classes. In addition to the cases filed in the United States, there are four national class actions filed in Canada.

Without admitting any wrongdoing or liability, on or around October 15, 2004, the Company entered into a settlement agreement with respect to all claims in the United States and its territories regarding SERZONE. The settlement agreement embodies a schedule of payments dependent upon whether the class member has developed a qualifying medical condition, whether he or she can demonstrate that they purchased or took SERZONE, and whether certain other criteria apply. The settlement is subject to final approval by the District Court and any appeals therefrom. Pursuant to the settlement agreement, plaintiffs’ class counsel filed a class action complaint seeking relief for the settlement class. On November 18, 2004, the District Court conditionally certified the temporary settlement class and preliminarily approved the settlement. The opt-out period ended on April 8, 2005. Potential class members could have entered the settlement up to and including May 13, 2005. The fairness hearing occurred on June 29, 2005. The Court requested additional submissions from the parties before ruling on the settlement’s fairness. Pursuant to the terms of the proposed settlement, all claims will be dismissed, the litigation will be terminated, the defendants will receive releases, and the Company commits to paying at least $70 million to funds for class members. Class Counsel will have the right to petition the court for an award of reasonable attorneys’ fees and expenses; the fees will be paid by the Company and will not reduce the amount of money paid to class members as part of the settlement. The Company may terminate the settlement based upon the number of claims submitted or the number of purported class members who opt not to participate in the settlement and instead pursue individual claims.

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

STADOL NS. STADOL NS was approved in 1992 by the FDA as an unscheduled opioid analgesic nasal spray. In February 1995, the Company asked the FDA to schedule STADOL NS as a Schedule IV, low potential for abuse, drug due to post-marketing reports

Note 17. Legal Proceedings and Contingencies (Continued)

suggestive of inappropriate use of the product. On October 31, 1997, it became a Schedule IV drug. Since 1997, the Company has received a number of lawsuits involving STADOL. In late 2002, the number of filed suits increased due to newly passed tort reform legislation, which became effective on January 1, 2003. Most, if not all, of the plaintiffs in these new suits had previously asserted claims against the Company for their alleged injuries. In May 2004, the Company announced that, following an evaluation of the commercial potential of the product after generic entry in the marketplace and rapidly declining brand sales, it had decided to discontinue the manufacture and sale of the product effective June 14, 2004.

The Company is a party in approximately 8 cases pending, on behalf of a total of approximately 39 plaintiffs, in federal and state courts throughout the United States. The Company is finalizing the settlement of 7 of those lawsuits, involving 38 plaintiffs.

In the second quarter of 2004, the Company recovered insurance proceeds of $25 million with respect to the STADOL NS case.

In the second quarter of 2005, the Company entered into agreements to settle coverage disputes with its various insurers and expects to recover insurance proceeds of $65 million with respect to the STADOL NS and SERZONE cases as discussed above, which were recorded in the second quarter of 2005.

BREAST IMPLANT LITIGATION. The Company, together with its subsidiary Medical Engineering Corporation (MEC) and certain other companies, remains a defendant in a few lawsuits alleging damages for personal injuries of various types resulting from polyurethane-covered breast implants and smooth-walled breast implants formerly manufactured by MEC or a related company. The vast majority of similar lawsuits were resolved through settlements or trial.

The Company remains subject to the terms of a nationwide class action settlement approved by the Federal District Court in Birmingham, Alabama (Revised Settlement) that will run through 2010. The Company has established accruals in respect of breast implant product liability litigation. The Company believes that any possible loss in addition to the amounts accrued will not be material.

HORMONE REPLACEMENT THERAPY (HRT) LITIGATION. In 1991, The National Institute of Health began some clinical trials involving Prempro (estrogen and progestin) and Premarin (estrogen), both of which are manufactured by Wyeth. A July 2002, article in the Journal of the American Medical Association reported that among the Prempro subjects, there were increased risks of breast cancer, heart attacks, blood clots and strokes. The Prempro phase of the study was stopped on July 9, 2002. In July 2003, the Company was served with its first HRT lawsuit. The Company products involved in this litigation are: ESTRACE® (an estrogen-only tablet); ESTRADIOL (generic estrogen-only tablet); DELESTROGEN® (an injectable estrogen); and OVCON® (an oral contraceptive containing both estrogen and progestin). All of these products were sold to other companies between January 2000 and August 2001, but the Company maintains the ESTRACE® ANDA, and continues to manufacture some of the products under a supply agreement.

The Company currently is a defendant in approximately 676 lawsuits involving the above-mentioned products, filed on behalf of approximately 1,154 plaintiffs, in federal and state courts throughout the United States. A majority of these lawsuits involve multiple defendants. The Company expects to be dismissed from many cases in which its products were never used. Plaintiffs allege, among other things, that these products cause breast cancer, stroke, blood clots, cardiac and other injuries in women, that the defendants were aware of these risks and failed to warn consumers. The federal cases are being transferred to the U.S. District Court for the Eastern District of Arkansas, In re Prempro (Wyeth) Products Liability Litigation, MDL No., 1507.

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

The U.S. Environmental Protection Agency (EPA) is investigating industrial and commercial facilities throughout the U.S. that use refrigeration equipment containing ozone-depleting substances (ODS) and enforcing compliance with regulations governing the prevention, service and repair of leaks (ODS requirements). In 2004, the Company performed a voluntary corporate-wide audit at its facilities in the U.S. and Puerto Rico that use ODS-containing refrigeration equipment. The Company submitted an audit report to the EPA in November, 2004, identifying potential violations of the ODS requirements at several of its facilities. In addition to the matters covered in the Company’s audit report letter to the EPA, the EPA previously sent the Company’s wholly owned subsidiary, Mead Johnson, a request for information regarding compliance with ODS requirements at its facility in Evansville, Indiana. The Company responded to the request in June 2004, and, as a result, identified potential violations at the Evansville facility. The company currently is in discussions with EPA to resolve both the potential violations discovered during the audit and those identified as a result of the

Note 17. Legal Proceedings and Contingencies (Continued)

EPA request for information to the Evansville facility. If the EPA determines that the Evansville facility, or any other facilities, was, or is, in violation of applicable ODS requirements, the Company could be subject to penalties and/or be required to convert or replace refrigeration equipment to use non-ODS approved substitutes.

In March 2005, the Company commenced a voluntary environmental audit of the Barceloneta and Humacao facilities to determine their compliance with EPA’s regulations regarding the maximum achievable control technology requirements for emissions of hazardous air pollutants from pharmaceuticals production (Pharmaceutical MACT). In May 2005, the Company disclosed potential violations of the Pharmaceutical MACT requirements at both facilities and is currently in the process of analyzing the potential violations to provide more details to EPA. To date, the Company has not been contacted by EPA with respect to these potential violations; however, if EPA determines that the Barceloneta and Humacao facilities violated the Pharmaceutical MACT requirements, the Company could be subject to civil penalties and/or be required to make investments in the facilities to ensure their compliance with the Pharmaceutical MACT.

In October 2003, the Company was contacted by counsel representing the North Brunswick, NJ Board of Education regarding a site where waste materials from E.R. Squibb and Sons, a wholly owned subsidiary of the Company, may have been disposed from the 1940’s through the 1960’s. Fill material containing industrial waste and heavy metals in excess of residential standards was discovered in Fall 2003 during an expansion project at the North Brunswick Township High School, as well as at a number of neighboring residential properties and adjacent public park areas. In January 2004, the NJDEP sent the Company and approximately five other companies an information request letter about possible waste disposal at the site, to which the Company responded in March 2004. The school board and the Township, who are the current owners of school property and the park, are conducting and jointly financing soil remediation work under a work plan approved by the NJDEP, and are evaluating the need to conduct response actions to remediate or contain potentially impacted ground water. In addition, the school board reportedly is facing unexpected project cost increases due to contractor claims that discovery of the waste material has delayed and complicated performance of site work. The site owner entities have asked the Company to contribute to the cost of remediation, and to contribute funds on an interim basis to assure uninterrupted performance of necessary site work in the face of unbudgeted cost increases. The Company is in discussions with the site owners and other potentially responsible parties regarding the scope and costs of work required to address the known conditions of concern, and recently has offered to negotiate with the school board and Township on the terms of a cooperative funding agreement and allocation process. Municipal records indicate the Township operated a municipal landfill at the site in the 1940’s through the 1960’s, and the Company is actively investigating the historic use of the site, including the Company’s possible connection. To date, no claims have been asserted against the Company.

In September 2003, the NJDEP issued an administrative enforcement Directive and Notice under the New Jersey Spill Compensation and Control Act requiring the Company and approximately 65 other companies to perform an assessment of natural resource damages and to implement unspecified interim remedial measures to restore conditions in the Lower Passaic River. The Directive alleges that the Company is liable because it historically sent bulk waste to the former Inland Chemical Company facility in Newark, N.J. (now owned by McKesson Corp.) for reprocessing, and that releases of hazardous substances from this facility have migrated into Newark Bay and continue to have an adverse impact on the Lower Passaic River watershed. Subsequently, the EPA also issued a notice letter under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) to numerous parties—but not including the Company—seeking their cooperation in a study of conditions in substantially the same stretch of the Passaic River that is the subject of the NJDEP’s Directive. A group of these other parties entered into a consent agreement with EPA in 2004 to finance a portion of that study. The EPA estimates this study will cost $20 million, of which roughly half will be financed by this private party group. This study may also lead to clean-up actions, directed by the EPA and the Army Corps of Engineers. The Company is working cooperatively with a group of the parties that received the NJDEP Directive and/or the EPA notice to explore potential resolutions of the Directive and to address the risk of collateral claims. Although the Company does not believe it has caused or contributed to any contamination in the Lower Passaic River watershed, the Company has informed the NJDEP that it is willing to discuss NJDEP’s allegations against the Company. In the Directive and in more recent communications to the cooperating group, NJDEP has stated that if the responsible parties do not cooperate, the NJDEP may perform the damage assessment and restoration and take civil action to recover its remedial costs, and treble damages for administrative costs and penalties. Also, in late 2004, a group of federal agencies designated as trustees of natural resources affected by contamination in the Passaic River watershed approached the cooperating group about funding a cooperative study of possible natural resources damages (NRD) in the area. This study presumably would dovetail with the ongoing EPA study, and ideally would be joined by the NJDEP, to coordinate actions NJDEP may seek under the Directive. Discussions with the federal trustees are ongoing. Recently, McKesson had asserted that the Company is obligated to reimburse a fixed percentage of costs that McKesson ultimately may face in this matter by operation of a 1993 cost-sharing agreement governing performance of an on-site remedy at the former Inland facility. The Company has denied the obligation but has proposed to enter an agreement to toll the running of any limitations bars on any claims McKesson may have to allow consideration of such claims in the larger context of facts and claims that may develop with respect to the NJDEP Directive and/or the EPA remedial process. The extent of any liability the Company may face, under either the Directive, the EPA’s notice letter, or with respect to future NRD actions or claims by the federal trustees, or in contribution to McKesson or other responsible parties, cannot yet be determined.

Note 17. Legal Proceedings and Contingencies (Continued)

On October 16, 2003, the Michigan Department of Environmental Quality (MDEQ) sent the Company a Letter of Violation (LOV) alleging that, over an unspecified period of time, emissions from certain digestion tanks at Mead Johnson’s Zeeland, Michigan facility exceeded an applicable limit in the facility’s renewable operating air permit. The LOV requires the Company to take corrective action and to submit a compliance program report. The MDEQ has not demanded fines or penalties, and has not taken further enforcement action. The Company and the MDEQ completed revisions to the Company’s air use permit which appear to have resolved the matter although the Company cannot predict the ultimate outcome with certainty.

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

The Company is one of several defendants, including most of the major U.S. pharmaceutical companies, in a purported class action suit filed in superior court in Puerto Rico in February 2000 by residents of three wards from the Municipality of Barceloneta, alleging that air emissions from a government owned and operated wastewater treatment facility in the Municipality have caused respiratory and other ailments, violated local air rules and adversely impacted property values. The Company believes its wastewater discharges to the treatment facility are in material compliance with the terms of the Company’s permit. Discovery in the case is ongoing, and the plaintiffs’ motion to certify the class is pending at this time. The court has scheduled a hearing on the class certification motion for September 30, 2005. The Company believes that this litigation will be resolved for an immaterial amount and is engaged in settlement discussions, which may bring the matter to resolution. However, in the event of an adverse judgment, the Company’s ultimate financial liability could be greater than anticipated.

The Company is also responsible under various state, federal and foreign laws, including CERCLA, for certain costs of investigating and/or remediating contamination resulting from past industrial activity at the Company’s current or former sites or at waste disposal or reprocessing facilities operated by third parties. The Company typically estimates these costs based on information obtained from the EPA, or counterpart state agency, and/or studies prepared by independent consultants, including the total estimated costs for the site and the expected cost-sharing, if any, with other potentially responsible parties (PRP). The Company accrues liabilities when they are probable and reasonably estimable. As of June 30, 2005, the Company estimated its share of the total future costs for these sites to be approximately $58 million, recorded as other liabilities, which represents the sum of best estimates or, where no simple estimate can reasonably be made, estimates of the minimal probable amount among a range of such costs (without taking into account any potential recoveries from other parties, which are not currently expected). The Company has paid less than $4 million (excluding legal fees) in each of the last five years for investigation and remediation of such matters, including liabilities under CERCLA and for other on-site remedial obligations. Although it is not possible to predict with certainty the outcome of these environmental proceedings or the ultimate costs of remediation, the Company does not believe that any reasonably possible expenditures that the Company may incur in excess of existing reserves will have a material adverse effect on its business, financial position, or results of operations.

Other Matters

On October 25, 2004, the SEC notified the Company that it is conducting an informal inquiry into the activities of certain of the Company’s German pharmaceutical subsidiaries and its employees and/or agents. The Company believes the SEC’s informal inquiry may encompass matters currently under investigation by the Staatsanwaltin prosecutor in Munich, Germany. Although, uncertain at this time, the Company believes the inquiry and investigation may concern potential violations of the Foreign Corrupt Practices Act and/or German law. The Company is cooperating with both the SEC and the German authorities. It is not possible at this time reasonably to assess the final outcome of these matters or to reasonably estimate the possible loss or range of loss.

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

Note 17. Legal Proceedings and Contingencies (Continued)

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

On July 31, 2003, one of the Company’s insurers, Federal Insurance Company (Federal), filed a lawsuit in New York Supreme Court against the Company and several current and former officers and members of the board of directors, seeking rescission, or in the alternative, declarations allowing Federal to avoid payment under certain Directors and Officers insurance policies and certain Fiduciary Liability insurance policies with respect to potential liability arising in connection with the matters described under the “—VANLEV Litigation,” “—Other Securities Matters” and “—ERISA Litigation” sections above. The parties negotiated a settlement of these disputes. Pursuant to the settlement, the Company received $200 million in insurance proceeds which were reflected in its financial statements in the second quarter of 2005.

On October 3, 2003, another of the Company’s insurers, SR International Business Insurance Co. Ltd. (SRI), informed the Company that it intended to try to avoid certain insurance policies issued to the Company on grounds of alleged material misrepresentation or non-disclosure, and that it had initiated arbitration proceedings in London, England. SRI has indicated that it intends to rely upon allegations similar to those described in the “—Other Securities Matters” section above in support of its avoidance action. The parties negotiated a settlement of this dispute and other insurance coverage issues. Pursuant to the settlement, the Company received insurance proceeds which were reflected in its financial statements in the second quarter of 2005.

Note 18. Subsequent Events

In July 2005, the Company entered into a definitive agreement to sell its U.S. and Canadian Consumer Medicines business and related assets to Novartis AG. Under the terms of the agreement, Novartis will acquire the trademarks, patents and intellectual property rights of the U.S. and Canadian Consumer Medicines business and related assets for $660 million in cash. The transaction also includes the rights to the U.S. Consumer Medicines brands in Latin America, Europe, the Middle East and Africa. The sale will result in a pre-tax gain of approximately $560 million to $600 million, subject to certain adjustments and other post-closing matters. The gain from the sale will be recognized on the closing date. The transaction is expected to close by the end of the third quarter of 2005, subject to customary regulatory approvals.

Report of Independent Registered Public Accounting Firm

To the Board of Directors

and Stockholders of

Bristol-Myers Squibb Company:

We have reviewed the accompanying consolidated balance sheet of Bristol-Myers Squibb Company and its subsidiaries as of June 30, 2005, and the related consolidated statements of earnings and comprehensive income and retained earnings for each of the three-month and six-month periods ended June 30, 2005 and 2004 and the consolidated statement of cash flows for the six-month periods ended June 30, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2004, and the related consolidated statements of earnings, comprehensive income and retained earnings and of cash flows for the year then ended, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004; and in our report dated March 3, 2005, we expressed unqualified opinions thereon. The consolidated financial statements and management’s assessment of the effectiveness of internal control over financial reporting referred to above are not presented herein. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2004, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

August 3, 2005

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

For the second quarter of 2005, the Company reported global sales from continuing operations of $4.9 billion. Sales increased 1% from the prior year level due to the favorable impact from foreign exchange rate fluctuations and an increase in volume, partially offset by a decrease in average selling prices. U.S. sales remained constant at $2.7 billion in both 2005 and 2004, while international sales increased 3% to $2.2 billion, including a 4% favorable foreign exchange impact.

The Company invested $649 million in research and development in the second quarter of 2005, a 4% growth over 2004. For the quarter, research and development dedicated to pharmaceutical products, including milestone payments for in-licensing and development programs, was $606 million and as a percentage of Pharmaceutical sales was 15.6% compared to $564 million and 14.6% in 2004.

The Company continues to execute its strategy of serving specialists and high-value primary care physicians by transitioning its product portfolio to focus on disease areas of significant unmet need, where innovative medicines can help patients with serious illnesses.

The Company and its subsidiaries are the subject of a number of significant pending lawsuits, claims, proceedings and investigations. It is not possible at this time reasonably to assess the final outcome of these investigations or litigations. Management continues to believe, as previously disclosed, that during the next few years, the aggregate impact, beyond current reserves, of these and other legal matters affecting the Company is reasonably likely to be material to the Company’s results of operations and cash flows, and may be material to its financial condition and liquidity. For additional discussion of this matter, see “Item 1. Financial Statements—Note 17. Legal Proceedings and Contingencies.”

The following discussion of the Company’s three and six-month results of continuing operations excludes the results related to the Oncology Therapeutics Network (OTN) business, which were previously presented as a separate segment, and has been segregated from continuing operations and reflected as discontinued operations for all periods presented. See “—Discontinued Operations” below.

Three Months Results of Operations

	Three Months Ended June 30,
	2005	2004	% Change
	(dollars in millions)
Net Sales	$4,889	$4,819	1%

Earnings from continuing operations before minority interest and income tax	$1,130	$769	47%
% of net sales	23.1%	16.0%

Provision on income taxes	$(21)	$118	(118)%
Effective tax rate	(1.9)%	15.3%

Earnings from continuing operations	$991	$523	89%
% of net sales	20.3%	10.9%

Net sales from continuing operations for the second quarter of 2005 increased 1% to $4,889 million from $4,819 million in 2004. U.S. sales remained constant at $2,668 million in 2005 and $2,662 million in 2004, while international sales increased 3%, including a 4% favorable foreign exchange impact, to $2,221 million in 2005 from $2,157 million in 2004.

The composition of the net increase/(decrease) in sales is as follows:

		Analysis of % Change
Three Months Ended June 30,	Total Change	Volume	Price	Foreign Exchange
2005 vs. 2004	1%	1%	(2)%	2%

In general, the Company’s business is not seasonal. For information on U.S. pharmaceuticals prescriber demand, reference is made to the table within Business Segments under the Pharmaceuticals section below, which sets forth a comparison of changes in net sales to the estimated total prescription growth (for both retail and mail order customers) for certain of the Company’s pharmaceutical products.

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

	Net Sales
	Three Months Ended June 30,
	2005	2004	% Change
	(dollars in millions)
Pharmaceuticals	$3,886	$3,856	1%
% of net sales	79.5%	80.0%

Nutritionals	548	510	7%
% of net sales	11.2%	10.6%

Related Healthcare	455	453	—
% of net sales	9.3%	9.4%

Total	$4,889	$4,819	1%

The Company recognizes revenue net of various sales adjustments to arrive at net sales as reported on the Consolidated Statement of Earnings. These adjustments are referred to as gross-to-net sales adjustments. The following table sets forth the reconciliation of the Company’s gross sales to net sales by each significant category of gross-to-net sales adjustments:

	Three Months Ended June 30,
	2005	2004
	(dollars in millions)
Gross Sales	$5,873	$5,861

Gross-to-Net Sales Adjustments
Prime Vendor Charge-Backs	(328)	(312)
Women, Infants and Children (WIC) Rebates	(210)	(206)
Managed Health Care Rebates and Other Contract Discounts	(127)	(142)
Medicaid Rebates	(149)	(157)
Cash Discounts	(69)	(76)
Sales Returns	(41)	(77)
Other Adjustments	(60)	(72)

Total Gross-to-Net Sales Adjustments	(984)	(1,042)

Net Sales	$4,889	$4,819

The decrease in sales returns in 2005 was primarily attributable to lower returns for certain products including TEQUIN, PRAVACHOL and PARAPLATIN.

Pharmaceuticals

The composition of the net increase/(decrease) in pharmaceutical sales is as follows:

		Analysis of % Change
Three Months Ended June 30,	Total Change	Volume	Price	Foreign Exchange
2005 vs. 2004	1%	1%	(2)%	2%

For the three months ended June 30, 2005, worldwide Pharmaceuticals sales increased 1% to $3,886 million, due to a 1% increase in domestic sales to $2,097 million from $2,071 million in 2004, primarily due to the continued growth of PLAVIX* and newer products including ABILIFY*, REYATAZ and ERBITUX*, partially offset by lost exclusivity for PARAPLATIN, the GLUCOPHAGE* franchise and VIDEX EC. In aggregate, estimated wholesaler inventory levels of the Company’s key pharmaceutical products sold by the U.S. Pharmaceutical business at the end of the second quarter were down slightly from the end of the first quarter of 2005, but held at approximately three weeks. International pharmaceutical sales remained unchanged, including a 4% favorable foreign exchange impact, at $1,789 million in the second quarter of 2005 compared to 2004. The sales decrease excluding the favorable impact of foreign exchange was primarily due to a decline in TAXOL® and PRAVACHOL sales resulting from increased generic competition, partially offset by increased sales of newer products including REYATAZ and ABILIFY*, as well as growth of PLAVIX*.

Key pharmaceutical products and their sales, representing 80% and 79% of total pharmaceutical sales in the second quarter of 2005 and 2004, respectively, are as follows:

	Three Months Ended June 30,
	2005	2004	% Change
	(dollars in millions)
Cardiovascular
PLAVIX*	$968	$769	26%
PRAVACHOL	625	656	(5)%
AVAPRO*/AVALIDE*	258	233	11%
MONOPRIL	54	72	(25)%
COUMADIN	50	77	(35)%
Virology
SUSTIVA	167	153	9%
REYATAZ	183	85	115%
ZERIT	59	78	(24)%
VIDEX/VIDEX EC	43	69	(38)%
Infectious Diseases
CEFZIL	54	55	(2)%
TEQUIN	35	39	(10)%
BARACLUDE™	5	—	—
Oncology
TAXOL®	186	249	(25)%
ERBITUX*	98	72	36%
PARAPLATIN	33	241	(86)%
Affective (Psychiatric) Disorders
ABILIFY* (total revenue)	240	122	97%
Metabolics
GLUCOPHAGE* IR	20	12	67%
GLUCOPHAGE* XR	14	10	40%
GLUCOVANCE*	12	47	(74)%

•	Sales of PLAVIX*, a platelet aggregation inhibitor, increased 26%, including a 1% favorable foreign exchange impact, to $968 million from $769 million in 2004, primarily due to increased demand in mail order prescriptions and a smaller reduction in U.S. wholesaler inventory levels, compared to the prior year. Total U.S. prescription demand grew approximately 15% compared to 2004. PLAVIX* is a cardiovascular product that was launched from the alliance between the Company and Sanofi-Aventis (Sanofi). Market exclusivity for PLAVIX* is expected to expire in 2011 in the U.S. and 2013 in the EU. Statements on exclusivity are subject to any adverse determination that may occur with respect to the PLAVIX* patent litigation. For additional information on the PLAVIX* patent litigation, see “Item 1. Financial Statements—Note 17. Legal Proceedings and Contingencies.”

•	Sales of PRAVACHOL, an HMG Co-A reductase inhibitor, decreased 5%, including a 2% favorable foreign exchange impact, to $625 million from $656 million in 2004. Domestic sales increased 8% to $353 million in 2005, primarily due to lower Medicaid and managed health-care rebate rates in the second quarter of 2005, a smaller reduction in U.S. wholesaler inventory levels, compared to the prior year, partially offset by lower demand. Total U.S. prescriptions declined by 14% compared to 2004. International sales decreased 18%, including a 3% favorable foreign exchange impact, to $272 million, reflecting generic competition in key European markets. Market exclusivity protection for PRAVACHOL is expected to expire in April 2006 in the U.S. Market exclusivity in the EU expired in 2004, with the exception of France and Sweden, for which expiration will occur in August and March 2006, respectively, and in Italy, for which expiration will occur in January 2008.

•	Sales of AVAPRO*/AVALIDE*, an angiotensin II receptor blocker for the treatment of hypertension, increased 11%, including a 2% favorable foreign exchange impact, to $258 million from $233 million in 2004, primarily due to increased demand. Total U.S. prescription growth increased approximately 15% compared to 2004. AVAPRO*/AVALIDE* are cardiovascular products launched from the alliance between the Company and Sanofi. Market exclusivity for AVAPRO*/AVALIDE* (known in the EU as APROVEL*/KARVEA*) is expected to expire in 2011 in the U.S. and 2012 in countries in the EU; AVAPRO*/AVALIDE* is not currently marketed in Japan.

•	Sales of MONOPRIL, a second generation angiotesin converting enzyme (ACE) inhibitor for the treatment of hypertension, decreased 25%, including a 2% favorable foreign exchange impact, to $54 million due to increased generic competition. Market exclusivity protection for MONOPRIL expired in 2003 in the U.S. and has expired or is expected to expire between 2001 and 2008 in countries in the EU. MONOPRIL is not currently marketed in Japan.

•	Sales of COUMADIN, an oral anti-coagulant used predominately in patients with atrial fibrillation or deep venous thrombosis/pulmonary embolism, decreased 35% to $50 million in 2005 compared to $77 million in 2004 due to decreased demand, a greater reduction in U.S. wholesaler inventory levels compared to the prior year and increased returns and rebates. Total U.S. prescriptions declined by approximately 18% compared to 2004. Market exclusivity for COUMADIN expired in the U.S. in 1997.

•	Sales of SUSTIVA, a non-nucleoside reverse transcriptase inhibitor for the treatment of HIV, increased 9%, including a 2% favorable foreign exchange impact, to $167 million in 2005 from $153 million in 2004, primarily due to U.S. prescription growth of approximately 5% for the second quarter of 2005. Market exclusivity protection for SUSTIVA is expected to expire in 2013 in the U.S. and in countries in the EU; the Company does not (but others do) market SUSTIVA in Japan.

•	Sales of REYATAZ, a protease inhibitor for the treatment of HIV, increased 115%, including a 3% favorable foreign exchange impact, to $183 million in 2005 compared to $85 million in 2004. REYATAZ has achieved a monthly new prescription share of the U.S. protease inhibitors market of approximately 30%. Sales in Europe continued to grow since its introduction in the second quarter of 2004, achieving sales of $52 million in the second quarter of 2005. Market exclusivity for REYATAZ is expected to expire in 2017 in the U.S., in countries in the EU and Japan.

•	Sales of ZERIT, an antiretroviral agent used in the treatment of HIV, decreased 24% to $59 million in 2005 from $78 million in 2004, as a result of decreased demand. Total U.S. prescriptions declined by approximately 31% compared to 2004. Market exclusivity protection for ZERIT is expected to expire in 2008 in the U.S., between 2007 and 2011 in countries in the EU and 2008 in Japan.

•	Sales of VIDEX/VIDEX EC, an antiretroviral agent used in the treatment of HIV, decreased 38%, including a 2% favorable foreign exchange impact, to $43 million in 2005 from $69 million in 2004, primarily as a result of increased generic competition in the U.S. which began in the fourth quarter of 2004. The Company has a licensing agreement with the U.S Government for VIDEX/VIDEX EC, which by its terms became non-exclusive in 2001. The U.S. Government’s method of use patent expires in 2007 in the U.S. (which includes an earned pediatric extension) and in Japan, and between 2006 and 2009 in countries in the EU. The license to the Company is non-exclusive, which has allowed another company to obtain a license from the U.S. Government and receive approval for marketing. With respect to VIDEX/VIDEX EC, the Company has patents covering the reduced mass formulation of VIDEX/VIDEX EC that expire in 2012 in the U.S., the EU and Japan. However, these patents apply only to the type of reduced mass formulation specified in the patent. Other reduced mass formulations may exist. There is currently no issued patent covering the VIDEX EC formulation.

•	Sales of CEFZIL, an antibiotic for the treatment of mild to moderately severe bacterial infections, decreased 2%, including a 2% favorable foreign exchange impact, to $54 million in 2005 from $55 million in 2004 due to lower demand partially offset by a smaller reduction in U.S. wholesaler inventory levels, compared to the prior year. Market exclusivity is expected to expire in December 2005 in the U.S. and between 2007 and 2009 in the EU.

•	Sales of TEQUIN, an antibiotic used for the treatment of respiratory tract infections, were $35 million in 2005, a decrease of 10% compared to 2004 sales of $39 million. TEQUIN is a seasonal product with sales increasing during the flu season. The basic U.S. patent expires in 2007, but was granted a statutory patent term extension until December 2009.

•	BARACLUDE™, the Company’s internally developed oral antiviral agent for the treatment of chronic hepatitis B, was approved by the U.S. Food and Drug Administration (FDA) in March 2005. Sales were $5 million since its launch in the U.S. in April 2005. BARACLUDE™ also received its first international approval from regulatory authorities in Brazil in July 2005.

•	Sales of TAXOL®, the Company’s leading anti-cancer agent, were $186 million in 2005 compared to $249 million in 2004. Sales of TAXOL®, which are almost exclusively international, decreased 25%, including a 3% favorable foreign exchange impact, primarily as a result of increased generic competition in Europe. Market exclusivity protection for TAXOL® expired in 2002 in the U.S., in 2003 in the EU and is expected to expire between 2005 and 2013 in Japan.

•	Sales of ERBITUX*, used to treat refractory metastatic colorectal cancer, which is sold almost exclusively in the U.S., increased 36% to $98 million in 2005 compared to $72 million in 2004. ERBITUX* was approved by the FDA in February 2004, and is marketed by the Company under a distribution and copromotion agreement with ImClone Systems Incorporated. A patent relating to combination therapy with ERBITUX* expires in 2017. The Company’s right to market ERBITUX* in North America and Japan expires in September 2018. The Company does not, but others do, market ERBITUX* in countries in the EU.

•	Sales of PARAPLATIN, an anticancer agent, decreased 86% to $33 million in 2005 from $241 million in 2004 due to generic competition. Market exclusivity protection for PARAPLATIN expired in October 2004 in the U.S., in 2000 in the EU and in 1998 in Japan.

•	Total revenue for ABILIFY*, increased 97%, including a 1% favorable foreign exchange impact to $240 million in 2005 from $122 million in 2004, primarily due to strong growth in domestic demand and continued growth in Europe. ABILIFY* has achieved a monthly new prescription share of the U.S. antipsychotic market of approximately 12% in June 2005. Total revenue for ABILIFY* in Europe has continued to grow since its launch to $36 million in the second quarter of 2005. ABILIFY* is an antipsychotic agent for the treatment of schizophrenia, acute bipolar mania and Bipolar I Disorder. Total revenue for ABILIFY* primarily consists of alliance revenue for the Company’s 65% share of net sales in copromotion countries with Otsuka Pharmaceutical Co., Ltd. (Otsuka). Market exclusivity protection for ABILIFY* is expected to expire in 2009 in the U.S. (and may be extended until 2014 if a pending patent term extension is granted). The Company also has the right to copromote ABILIFY* in several European countries (the United Kingdom, France, Germany and Spain) and to act as exclusive distributor for the product in the rest of the European Union (EU). Market exclusivity protection for ABILIFY* is expected to expire in 2009 for the EU (and may be extended until 2014 if pending supplemental protection certificates are granted). The Company’s right to market ABILIFY* expires in November 2012 in the U.S. and Puerto Rico and, for the countries in the EU where the Company has the exclusive right to market ABILIFY* until June 2014. Statements on exclusivity are subject to any adverse determination that may occur with respect to the ABILIFY* patent reexamination. For additional information on this matter, see “Item 1. Financial Statements – Note 17. Legal Proceedings and Contingencies.” For additional information on revenue recognition of ABILIFY*, see “Item 1. Financial Statements – Note 2. Alliances and Investments.”

•	GLUCOPHAGE* franchise sales decreased 35% to $51 million in 2005 compared to $79 million in 2004 due to generic competition. Market exclusivity protection expired in March 2000 for GLUCOPHAGE* IR, in October 2003 for GLUCOPHAGE* XR (Extended Release), and in January 2004 for GLUCOVANCE*. The Company does not (but others do) market these products in the EU and Japan.

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

The following table sets forth for each of the Company’s top 15 pharmaceutical products sold by the Company’s U.S. Pharmaceuticals business (based on 2004 net sales), the reported net sales changes for the three months ended June 30, 2005 and 2004 compared to the same periods in the prior year, the estimated change in total U.S. prescription (for both retail and mail order customers) for the three months ended June 30, 2005 and 2004 compared to the same period in the prior year and the estimated U.S. therapeutic category share of the applicable product for the months of June 2005 and 2004.

	Three Months Ended June 30, 2005		Month Ended June 30, 2005	Three Months Ended June 30, 2004		Month Ended June 30, 2004
	% Change in U.S. Net Sales(a)	% Change in U.S. Total Prescriptions(b)	Estimated TRx Therapeutic Category Share %	% Change in U.S. Net Sales(a)	% Change in U.S. Total Prescriptions(b)	Estimated TRx Therapeutic Category Share %
ABILIFY* (total revenue)	68	49	10	86	117	7
AVAPRO*/AVALIDE*	9	15	15	48	15	15
CEFZIL	3	(8)	7	(24)	(29)	8
COUMADIN	(40)	(18)	23	(20)	(19)	30
DOVONEX	3	(5)	2	17	(9)	3
ERBITUX* (c)	35	N/A	N/A	—	N/A	N/A
GLUCOPHAGE* Franchise	(40)	(66)	2	(69)	(56)	5
PARAPLATIN (c)	(100)	N/A	N/A	(3)	N/A	N/A
PLAVIX*	26	15	85	38	25	84
PRAVACHOL	8	(14)	8	(18)	(9)	10
REYATAZ	51	44	13	—	—	10
SUSTIVA	8	5	23	(14)	5	23
TEQUIN	(15)	(37)	1	(16)	(19)	2
VIDEX/VIDEX EC	(80)	(66)	3	(17)	(1)	10
ZERIT	(32)	(31)	8	(24)	(28)	10

(a)	Reflects percentage change in net sales in dollar terms, including change in average selling prices and wholesaler buying patterns.
(b)	Reflects percentage change in total prescriptions in unit terms, based on third-party data.
(c)	ERBITUX* and PARAPLATIN specifically, and oncology products in general, do not have prescription-level data.

The estimated prescription growth amounts are based on third-party data provided by IMS Health, a supplier of market research to the pharmaceutical industry. A significant portion of the Company’s domestic pharmaceutical sales is made to wholesalers. Where changes in reported net sales differ from prescription growth, this change in net sales may not reflect underlying prescriber demand.

For all products other than ERBITUX* and PARAPLATIN, the estimated U.S. therapeutic category share information above is determined based on third-party data provided by IMS Health, for total retail and mail order prescriptions. The estimated U.S. therapeutic category share is determined by dividing the Company’s total prescriptions of the applicable product by the total prescriptions, as provided by IMS Health, within the therapeutic category in which the product competes. The products listed above compete in the following therapeutic categories: ABILIFY* (antipsychotics), AVAPRO*/AVALIDE* (angiotensin receptor blockers), CEFZIL (branded oral liquid antibiotics), COUMADIN (warfarin), DOVONEX (anti-inflamatory-antipsoriasis), GLUCOPHAGE* Franchise (oral antidiabetics), PLAVIX* (antiplatelets), PRAVACHOL (HMG CoA reductase inhibitors), REYATAZ (antiretrovirals - third agents), SUSTIVA (antiretrovirals - third agents), TEQUIN (branded oral solid antibiotics), VIDEX/VIDEX EC (nucleoside reverse transcriptase inhibitors) and ZERIT (nucleoside reverse transcriptase inhibitors). The therapeutic categories are determined by the Company as those products considered to be in direct competition with the Company’s own products.

ERBITUX* and PARAPLATIN specifically, and oncology products in general, do not have prescription-level data because physicians do not write prescriptions for these products. The Company believes therapeutic category share information provided by third parties for these products may not be reliable and accordingly, none is presented here.

The following table sets forth for each of the Company’s top 15 pharmaceutical products sold by the Company’s U.S. Pharmaceuticals business (based on 2004 net sales), the U.S. Pharmaceuticals net sales of the applicable product for the three months ended June 30, 2005 and March 31, 2005, and the estimated number of months on hand of the applicable product in the U.S. wholesaler distribution channel as of June 30, 2005 and March 31, 2005.

	June 30, 2005		March 31, 2005
	Net Sales (dollars in millions)	Months on Hand	Net Sales (dollars in millions)	Months on Hand
ABILIFY* (total revenue)	$200	0.7	$161	0.7
AVAPRO*/AVALIDE*	157	0.6	102	0.8
CEFZIL	30	0.8	50	0.7
COUMADIN	42	0.7	42	1.0
DOVONEX	36	0.7	30	0.6
ERBITUX*	97	—	87	**
GLUCOPHAGE* Franchise	44	0.8	39	1.0
PARAPLATIN	(1)	0.8	15	0.9
PLAVIX*	823	0.6	673	0.8
PRAVACHOL	353	0.7	258	0.8
REYATAZ	98	0.8	92	0.8
SUSTIVA	97	0.8	103	0.8
TEQUIN	22	0.8	38	0.7
VIDEX/VIDEX EC	5	1.0	10	1.2
ZERIT	26	0.8	26	0.8

** Less than 0.1 months on hand.

For all products other than ERBITUX*, the Company determines the above months on hand estimates by dividing the estimated amount of the product in the U.S. wholesaler distribution channel by the estimated amount of out-movement of the product from the U.S. wholesaler distribution channel over a period of thirty-one days, all calculated as described below. Factors that may influence the Company’s estimates include generic competition, seasonality of products, wholesaler purchases in light of increases in wholesaler list prices, new product launches, new warehouse openings by wholesalers and new customer stockings by wholesalers. In addition, such estimates are calculated using data from third parties which data are a product of the third parties’ own record-keeping processes and such third-party data also may reflect estimates.

The Company maintains inventory management agreements (IMAs) with most of its U.S. pharmaceutical wholesalers which account for nearly 100% of total gross sales of U.S. pharmaceutical products. Under the current terms of the IMAs, the Company’s three largest wholesaler customers provide the Company with weekly information with respect to inventory levels of product on hand and the amount of out-movement of products. These three wholesalers account for approximately 90% of total gross sales of U.S. pharmaceutical products. The inventory information received from these wholesalers excludes inventory held by intermediaries to whom they sell, such as retailers and hospitals, and excludes goods in transit to such wholesalers. The Company uses the information provided by these three wholesalers as of the Friday closest to quarter end to calculate the amount of inventory on hand for these wholesalers at the applicable quarter end. This amount is then increased by the Company’s estimate of goods in transit to these wholesalers as of the applicable Friday which have not been reflected in the weekly data provided by the wholesalers. Under the Company’s revenue recognition policy, sales are recorded when substantially all the risks and rewards of ownership are transferred, which in the U.S. Pharmaceutical business is generally when product is shipped. In such cases, goods in transit to a wholesaler are owned by the applicable wholesaler and, accordingly, are reflected in the calculation of inventories in the wholesaler distribution channel. The Company estimates the amount of goods in transit by using information provided by these wholesalers with respect to their open orders as of the applicable Friday and the Company’s records of sales to these wholesalers with respect to such open orders. The Company determines the out-movement of a product from these wholesalers over a period of thirty-one days by using the most recent four weeks of out-movement of a product as provided by these wholesalers and extrapolating such amount to a thirty-one day basis. The Company estimates inventory levels on hand and out-movements for its U.S. Pharmaceutical business’s wholesaler customers other than the three largest wholesalers for each product based on the assumption that such amounts bear the same relationship to the three largest wholesalers’ inventory levels and out-movements for such product as the percentage of aggregate sales for all products to these other wholesalers in the applicable quarter bears to aggregate sales for all products to the Company’s three largest wholesalers in such quarter. Finally, the Company considers whether any adjustments are necessary to these extrapolated amounts based on such factors as historical sales of individual products made to such other wholesalers and third-party market research data related to prescription trends and patient demand.

The Company’s U.S. pharmaceuticals business, through the IMAs discussed above, has arrangements with substantially all of its direct wholesaler customers that require those wholesalers to maintain inventory levels at approximately one month or less of their demand. In addition, and as described above, the Company receives information on a weekly basis from its top three wholesaler customers that allows the Company to monitor wholesaler inventory levels. In addition, the Company receives inventory information from its other wholesaler on a selective basis to verify inventory balances of certain key products.

To help maintain the product quality of the Company’s biologic oncology product, ERBITUX*, the product is shipped only to end-users and not to other intermediaries (such as wholesalers) to hold for later sales. During 2004 and through May 2005, one of the Company’s wholesalers provided warehousing, packing and shipping services for ERBITUX*. Such wholesaler held ERBITUX* inventory on consignment and, under the Company’s revenue recognition policy, the Company recognized revenue when such inventory was shipped by the wholesaler to the end-user. The above estimates of months on hand for the three months ended March 31, 2005, were calculated by dividing the inventories of ERBITUX* held by the wholesaler for its own account as reported by the wholesaler as of the end of the quarter by the Company’s net sales for the last calendar month of the quarter. The inventory levels reported by the wholesaler are a product of the wholesaler’s own record-keeping process. Upon the divestiture of OTN in May 2005, the Company discontinued the consignment arrangement with the wholesaler and thereafter did not have ERBITUX* consignment inventory. Following the divestiture, the Company sells ERBITUX* to intermediaries (such as specialty oncology distributors) and ships ERBITUX* directly to the end users of the product who are the customers of those intermediaries. The Company recognizes revenue upon such shipment consistent with its revenue recognition policy. Accordingly, at June 30, 2005, there was no ERBITUX* inventory held by wholesalers.

As previously disclosed, for the Company’s pharmaceuticals business outside of the United States, nutritionals and related healthcare business units around the world, the Company has significantly more direct customers, limited information on direct customer product level inventory and corresponding out movement information and the reliability of third party demand information, where available, varies widely. Accordingly, the Company relies on a variety of methods to estimate direct customer product level inventory and to calculate months on hand for these business units. As such, the information required to estimate months on hand in the direct customer distribution for non-U.S. Pharmaceuticals business for the quarter ended June 30, 2005 is not available prior to the filing of this quarterly report on Form 10-Q. The Company will disclose this information on its website approximately 60 days after the end of the quarter and in the Company’s Form 10-Q for the period ending September 30, 2005.

The following table, which was posted on the Company’s website and filed on Form 8-K, sets forth for each of the Company’s key products sold by the reporting segments listed below, the net sales of the applicable product for the three months ended March 31, 2005 and the estimated number of months on hand of the applicable product in the direct customer distribution channel for the reporting segment as of March 31, 2005. The estimates of months on hand for key products described below for the International Pharmaceuticals reporting segment are based on data collected for all of the Company’s significant business units outside of the United States. Also described further below is information on non-key product(s) where the amount of inventory on hand at direct customers is more than approximately one month and the impact is not de minimis. For the other reporting segments, estimates are based on data collected for the United States and all significant business units outside of the United States.

	Three Months Ended March 31, 2005
	Net Sales (dollars in millions)	Months on Hand
International Pharmaceuticals
ABILIFY* (total revenue)	$27	0.6
AVAPRO*/AVALIDE*	94	0.4
CAPOTEN	42	0.8
EFFERALGAN	88	0.9
MAXIPIME	46	0.7
MONOPRIL	56	0.6
PLAVIX*	141	0.7
PRAVACHOL	262	0.7
REYATAZ	57	0.6
SUSTIVA	70	0.5
TAXOL®	201	0.5
VIDEX/VIDEX EC	39	0.8
ZERIT	33	0.6
Nutritionals
ENFAMIL	235	0.9
NUTRAMIGEN	44	1.0
Related Healthcare
ConvaTec
Ostomy	127	0.9
Wound Therapeutics	97	0.8
Medical Imaging
CARDIOLITE	102	0.7
Consumer Products
EXCEDRIN	39	1.6

The above months on hand information represents the Company’s estimates of aggregate product level inventory on hand at direct customers as of March 31, 2005 divided by the expected demand for the applicable product. Expected demand is the estimated ultimate patient/consumer demand calculated based on estimated end-user consumption or direct customer outmovement data over the most recent thirty-one day period or other reasonable period. Factors that may affect the Company’s estimates include generic competition, seasonality of products, direct customer purchases in light of price increases, new product launches, new warehouse openings by direct customers, new customer stockings by direct customers and expected direct customer purchases for governmental bidding situations.

The Company relies on a variety of methods to calculate months on hand for these reporting segments. Where available, the Company relies on information provided by third parties to determine estimates of aggregate product level inventory on hand at direct customers and expected demand. For the reporting segments listed above, however, the Company has limited information on direct customer product level inventory, end-user consumption and direct customer outmovement data. Further, the quality of third party information, where available, varies widely. In some circumstances, such as the case with new products or seasonal products, such historical end-user consumption or outmovement information may not be available or applicable. In such cases, the Company uses estimated prospective demand. In cases where direct customer product level inventory, ultimate patient/consumer demand or outmovement data do not exist or are otherwise not available, the Company has developed a variety of other methodologies to calculate estimates of such data, including using such factors as historical sales made to direct customers and third party market research data related to prescription trends and end-user demand.

As of March 31, 2005, Dafalgan, a non-key analgesic product sold principally in Europe, had net sales of $40 million and approximately 1.3 months, or $16 million, of inventory on hand at direct customers. The level of inventory on hand is due primarily to private pharmacists purchasing Dafalgan approximately once every eight weeks.

As of March 31, 2005, Excedrin, an analgesic product sold principally in the U.S., had approximately 1.6 months, or $28 million, of inventory on hand at direct customers. The level of inventory on hand is due to the customary practice of direct customers to hold within their warehouses and stores one and one-half to two months of product on hand.

The Company continuously seeks to improve the quality of its estimates of months on hand of inventories held by its direct customers including thorough review of its methodologies and processes for calculation of these estimates and review and analysis of its own and third parties’ data used in such calculations. The Company expects that it will continue to review and refine its methodologies and processes for calculation of these estimates and will continue to review and analyze its own and third parties’ data in such calculations.

Nutritionals

The composition of the net increase in nutritional sales is as follows:

		Analysis of % Change
Three Months Ended June 30,	Total Change	Volume	Price	Foreign Exchange
2005 vs. 2004	7%	4%	2%	1%

Key Nutritional product lines and their sales, representing 95% of total Nutritional sales in the second quarter of both 2005 and 2004, are as follows:

	Three Months Ended June 30,
	2005	2004	% Change
	(dollars in millions)
Infant Formulas	$396	$365	8%
Toddler/Children’s Nutritionals	124	118	5%

Worldwide Nutritional sales increased 7%, including an 1% favorable foreign exchange impact to $548 million in 2005 from $510 million in 2004.

International sales increased 10%, including a 3% favorable foreign exchange impact to $281 million from $255 million in 2004, primarily due to increased sales in ENFAMIL, the Company’s largest-selling infant formula.

Domestic sales increased 5% to $267 million in 2005 from $255 million in 2004, primarily due to increased sales in ENFAMIL.

Related Healthcare

The Related Healthcare segment includes ConvaTec, the Medical Imaging business and Consumer Medicines in the United States and Canada. The composition of the net increase in Related Healthcare segment sales is as follows:

		Analysis of % Change
Three Months Ended June 30,	Total Change	Volume	Price	Foreign Exchange
2005 vs. 2004	—	(1)%	(1)%	2%

Related Healthcare sales by business and their key products for the three months ended June 30 were as follows:

	Three Months Ended June 30,
	2005	2004	% Change
	(dollars in millions)
ConvaTec	$247	$234	6%
Ostomy	139	137	1%
Wound Therapeutics	103	94	10%
Medical Imaging	151	151	—
CARDIOLITE	108	105	3%
Consumer Medicines	57	68	(16)%

•	In 2005, the increase in ConvaTec sales was due to a 3% increase in volume and a 3% increase due to foreign exchange. The increase over 2004 resulted from increased worldwide sales of wound therapeutic products.

•	Medical Imaging sales remained constant in 2005 compared to 2004, due to a 2% increase in volume, a 1% increase in foreign exchange, offset by a 3% decrease in average selling prices. The growth in sales of CARDIOLITE was offset by sales declines in other products.

•	Consumer Medicines sales decreased 16% to $57 million from $68 million in 2004. In July 2005, the Company announced that it has entered into a definitive agreement for the sale of its U.S. and Canadian Consumer Medicines business and related assets to Novartis AG. For additional information, see “– Developments” below.

Geographic Areas

In general, the Company’s products are available in most countries in the world. The largest markets are in the United States, France, Japan, Spain, Italy, Germany, Canada, and the UK. The Company’s sales by geographic areas were as follows:

	Three Months Ended June 30,
	2005	2004	% Change
	(dollars in millions)
United States	$2,668	$2,662	—
% of Total	55%	55%
Europe, Middle East and Africa	1,319	1,331	(1)%
% of Total	27%	28%
Other Western Hemisphere	402	364	10%
% of Total	8%	7%
Pacific	500	462	8%
% of Total	10%	10%

Total	$4,889	$4,819	1%

Sales in the United States remained constant in 2005, with exclusivity losses on PARAPLATIN in 2004, being offset by increased sales of growth drivers including PLAVIX*, ABILIFY*, REYATAZ, ERBITUX* and AVAPRO*/AVALIDE*.

Sales in Europe, Middle East and Africa decreased 1%, including a 4% favorable foreign exchange impact, as a result of sales decline of PRAVACHOL due to exclusivity loss in select markets, including the Netherlands and the UK, and TAXOL®, as a result of generic competition. This decrease in sales was mostly offset by increased sales of ABILIFY* and REYATAZ in major European markets. ABILIFY* and REYATAZ were both launched in Europe in the second quarter of 2004.

Sales in the Other Western Hemisphere countries increased 10%, including a 6% favorable foreign exchange impact, primarily due to increased sales of PLAVIX* in all markets, and REYATAZ in Brazil and Canada.

Pacific region sales increased 8%, including a 2% favorable foreign exchange impact, as a result of increased sales of TAXOL® in Japan, and PLAVIX* and REYATAZ in Australia.

Expenses

	Three Months Ended June 30,
	2005	2004	% Change
	(dollars in millions)
Cost of products sold	$1,483	$1,500	(1)%
% of net sales	30.3%	31.1%
Marketing, selling and administrative	$1,268	$1,201	6%
% of net sales	25.9%	24.9%
Advertising and product promotion	$365	$346	5%
% of net sales	7.5%	7.2%
Research and development	$649	$625	4%
% of net sales	13.3%	13.0%
Acquired in process and development	$—	$62	(100)%
% of net sales	—	1.3%
Provision for restructuring, net	$2	$6	(67)%
% of net sales	—	0.1%
Litigation (income)/charges, net	$(26)	$379	(107)%
% of net sales	(0.5)%	7.8%
Gain on sale of businesses	$—	$(18)	100%
% of net sales	—	(0.4)%
Equity in net income of affiliates	$(87)	$(59)	(47)%
% of net sales	(1.8)%	(1.2)%
Other expense, net	$105	$8	* *
% of net sales	2.2%	0.2%
Total Expenses, net	$3,759	$4,050	(7)%
% of net sales	76.9%	84.0%

**	In excess of 200%.

•	Cost of products sold, as a percentage of sales, decreased to 30.3% in the second quarter of 2005 compared with 31.1% in the second quarter of 2004. The decrease is primarily due to a $75 million charge related to product liability matter that was recorded in the second quarter of 2004.

•	Marketing, selling and administrative expenses, as a percentage of sales, were 25.9% in the second quarter of 2005 and 24.9% in the second quarter of 2004. In 2005, marketing, selling and administrative expenses increased 6% to $1,268 million from 2004.

•	Advertising and product promotion expenditures increased 5% to $365 million in 2005 from 2004, primarily due to the launch of BARACLUDE™ and continued investments in PLAVIX*, AVAPRO*/AVALIDE*, ABILIFY* and REYATAZ.

•	The Company’s investment in research and development totaled $649 million in the second quarter of 2005, an increase of 4% over 2004, and as a percentage of sales were 13.3% in the second quarter of 2005 compared with 13.0% in the second quarter of 2004. The increase in research and development expenses was primarily due to the continued investments on late-stage development projects, including PARGLUVA™ (muraglitizar), a dual PPAR agonist in development as a potential treatment for diabetes; and abatacept, in development for the potential treatment for rheumatoid arthritis. In 2005, research and development spending dedicated to pharmaceutical products increased to 15.6% of Pharmaceuticals sales compared with 14.6% in 2004. The Company is focusing its research and development activities so that it can fully realize the value of its research and development pipeline. The new priorities include rebalancing drug discovery and development to increase support for the Company’s full late-stage development pipeline. They also include devoting greater resources to ensuring successful near-term product launches and increasing the Company’s efforts on in-licensing opportunities.

•	Acquired in-process research and development of $62 million in 2004 is related to the acquisition of Acordis. For additional information on the acquisition, see “Item 1. Financial Statements—Note 4. Acquisitions and Divestitures.”

•	Restructuring programs have been implemented to downsize, realign and streamline operations in order to increase productivity, reduce operating expenses and to rationalize the Company’s manufacturing network, research facilities, and the sales and marketing organizations. Actions under the second quarter 2005 restructuring program are expected to be complete by late 2005, while actions under the second quarter 2004 restructuring program are substantially completed. As a result of these actions, the Company expects the future annual benefit to earnings from continuing operations before minority interest and income taxes to be approximately $3 million and $2 million for the second quarter 2005 and 2004 programs, respectively. For additional information on restructuring, see “Item 1. Financial Statements—Note 3. Restructuring.”

•	In the second quarter of 2005, the Company recorded litigation insurance recovery of $295 million in aggregate as a result of agreements to settle coverage disputes with its various insurers. The insurance recoveries comprise of $65 million for the STADOL NS and SERZONE cases and $230 million related to certain Directors and Officers and Fiduciary Liability insurance policies. Additionally, the Company recorded litigation charges of $269 million primarily related to private litigations, governmental investigations and ERISA litigation. In the second quarter of 2004, the Company recorded litigation charges, net of recoveries of $379 million, related to (i) private litigation and governmental investigations for wholesaler inventory issues and accounting matters; (ii) an anti-trust litigation regarding PLATINOL; and (iii) matters related to pharmaceutical pricing and sales practices. For additional information on litigation charges, see “Item 1. Financial Statements – Note 17. Legal Proceedings and Contingencies – Other Securities Matters.”

•	The gain on sale of business of $18 million in 2004 is related to the sale of the Mead Johnson Adult Nutritional business. For additional information on the sale, see “Item 1. Financial Statements—Note 4. Acquisitions and Divestitures.”

•	Equity in net income of affiliates for the second quarter of 2005 was $87 million, compared with $59 million in the second quarter of 2004. Equity in net income of affiliates is principally related to the Company’s joint venture with Sanofi and investment in ImClone. In 2005, the increase in equity in net income of affiliates primarily reflects the increase in net income in the Sanofi joint venture. For additional information on equity in net income of affiliates, see “Item 1. Financial Statements—Note 2. Alliances and Investments.”

•	Other expenses, net of income, were $105 million and $8 million in the second quarters of 2005 and 2004, respectively. Other expenses include net interest expense, foreign exchange gains and losses, income from third-party contract manufacturing, royalty income, gains and losses on disposal of property, plant and equipment, and debt retirement costs. The increase in other expenses in 2005 was primarily due to $69 million of debt retirement costs in connection with the repurchase of the $2.5 billion Notes due 2006. For additional information on the repurchase of the $2.5 billion Notes, see “Item 1. Financial Statements—Note 13. Short-term Borrowings and Long-term Debt.”

During the quarters ended June 30, 2005 and 2004, the Company recorded several (income)/expense items that affected the comparability of results of the periods presented herein, which are set forth in the following table.

Three Months Ended June 30, 2005

	Cost of products sold	Research and development	Provision for restructuring and other items, net	Litigation expense, net	Other (income) / expense, net	Total
	(dollars in millions)
Litigation Matters:
Private litigations and governmental investigations	$—	$—	$—	$249	$—	$249
ERISA litigation and other matters	—	—	—	20	—	20
Insurance recoveries	—	—	—	(295)	—	(295)

	—	—	—	(26)	—	(26)
Other:
Gain on sale of equity investment	—	—	—	—	(9)	(9)
Loss on sale of fixed assets	—	—	—	—	1	1
Accelerated depreciation and asset impairment	21	1	—	—	—	22
Downsizing and streamlining of worldwide operations	—	—	2	—	—	2
Debt retirement costs	—	—	—	—	69	69

	$21	$1	$2	$(26)	$61	59

Income taxes on items above						18
Adjustment to taxes on repatriation of foreign earnings						(135)

Increase to Net Earnings from Continuing Operations						$(58)

Three Months Ended June 30, 2004

	Cost of products sold	Research and development	Acquired in- process research and development	Gain on sale of business	Provision for restructuring and other items, net	Litigation expense, net	Total
	(dollars in millions)
Litigation Matters:
Private litigation and governmental investigations	$—	$—	$—	$—	$—	$320	$320
Product liability	75	—	—	—	—	—	75
Pharmaceutical pricing and sales litigation	—	—	—	—	—	34	34
Commercial litigation	26	—	—	—	—	—	26
Anti-trust litigation	—	—	—	—	—	25	25
Product liability insurance recovery	(25)	—	—	—	—	—	(25)

	76	—	—	—	—	379	455
Other:
Gain on sale of Adult Nutritional business	—	—	—	(18)	—	—	(18)
Accelerated depreciation	11	—	—	—	—	—	11
Downsizing and streamlining of worldwide operations	—	—	—	—	6	—	6
Milestone payment	—	25	—	—	—	—	25
Acordis IPR&D write-off	—	—	62	—	—	—	62

	$87	$25	$62	$(18)	$6	$379	541

Income taxes on items above							(159)

Reduction to Net Earnings from Continuing Operations							$382

Earnings Before Minority Interest and Income Taxes

	Earnings From Continuing Operations Before Minority Interest and Income Taxes
	Three Months Ended June 30,
	2005	2004	% Change
	(dollars in millions)
Pharmaceuticals	$1,058	$1,139	(7)%
Nutritionals	172	162	6%
Related Healthcare	130	155	(16)%

Total segments	1,360	1,456	(7)%
Corporate/Other	(230)	(687)	67%

Total	$1,130	$769	47%

In the second quarter of 2005, earnings from continuing operations before minority interest and income taxes increased 47% to $1,130 million from $769 million in the second quarter of 2004, which included a second quarter 2004 charge of $379 million for litigation reserves.

Pharmaceutical

Earnings before minority interest and income taxes decreased to $1,058 million in the second quarter of 2005 from $1,139 million in the second quarter of 2004 primarily driven by lower sales and gross margin erosion as a result of an unfavorable shift in the Pharmaceutical sales mix, investments in research and development and continued investments in key growth products.

Nutritional

Earnings before minority interest and income taxes increased to $172 million in the second quarter of 2005 from $162 million in the second quarter of 2004, as a result of favorable pricing and continued strong sales growth of both infant and children’s nutritional products.

Related Healthcare

Earnings before minority interest and income taxes in the Related Healthcare segment decreased to $130 million in the second quarter of 2005 from $155 million in the second quarter of 2004.

Income Taxes

The effective income tax rate on earnings from continuing operations before minority interest and income taxes was (1.9)% in the second quarter of 2005 compared with 15.3% in the second quarter of 2004. The lower effective tax rate was due to a tax benefit associated with the release of tax contingency reserves resulting from the settlement of examinations by the Internal Revenue Service for the years 1998 through 2001, and a change in estimate related to the reduction of a deferred tax provision established in the fourth quarter of 2004 for special dividends under the AJCA, partially offset by the unfavorable impact for the treatment of certain litigation reserves. The Company has recorded valuation allowances for certain state net deferred tax assets, state net operating loss and tax credit carryforwards, foreign net operating loss and tax credit carryforwards, and charitable contribution carryforwards. The Company currently believes that the state net deferred tax assets, state net operating loss and tax credit carryforwards, foreign net operating loss and tax credit carryforwards, and charitable contribution carryforwards for which valuation allowances have been provided, more likely than not, will not be realized in the future. The Company will further evaluate the potential impact on its valuation allowance in connection with the expected sale of the Consumer Medicines business in the third quarter of 2005.

Net Earnings

Net earnings from continuing operations increased 89% in the second quarter of 2005 to $991 million from $523 million in the second quarter of 2004. In the second quarter of 2005, basic earnings per share from continuing operations increased 89% to $0.51 from $0.27 in the second quarter of 2004, while diluted earnings per share from continuing operations increased 85% to $0.50 from $0.27 in 2004.

Six Months Results of Operations

	Six Months Ended June 30,
	2005	2004	% Change
	(dollars in millions)
Net Sales	$9,421	$9,445	—
Earnings from continuing operations before minority interest and income tax	$2,058	$2,233	(8)%
% of net sales	21.8%	23.6%

Provision on income taxes	$247	$514	(52)%
Effective tax rate	12.0%	23.0%

Earnings from continuing operations	$1,529	$1,484	3%
% of net sales	16.2%	15.7%

Net sales from continuing operations for the first six months of 2005 slightly decreased to $9,421 million from $9,445 million in 2004. U.S. sales decreased 4% to $4,978 million in 2005 from $5,170 million in 2004, primarily due to continued exclusivity losses for PARAPLATIN, the GLUCOPHAGE* franchise and VIDEX EC and increased competition for PRAVACHOL, partially offset by the continued growth of PLAVIX* and the increased sales of newer products including ABILIFY*, REYATAZ and ERBITUX*. International sales increased 4%, including a 4% favorable foreign exchange impact, to $4,443 million in 2005 from $4,275 million in 2004 due to increased sales of newer products including ABILIFY* and REYATAZ, offset by a decline in PRAVACHOL and TAXOL® sales resulting from generic competition.

The composition of the net (decrease)/increase in sales is as follows:

	Total Change	Analysis of % Change
Six Months Ended June 30,		Volume	Price	Foreign Exchange
2005 vs. 2004	—	(1)%	(1)%	2%

The percent of the Company’s sales by segment were as follows:

	Net Sales
	Six Months Ended June 30,
	2005	2004	% Change
	(dollars in millions)
Pharmaceuticals	$7,464	$7,566	(1)%
% of net sales	79.2%	80.1%

Nutritionals	1,074	1,012	6%
% of net sales	11.4%	10.7%

Related Healthcare	883	867	2%
% of net sales	9.4%	9.2%

Total	$9,421	$9,445	—

The following table sets forth the reconciliation of the Company’s gross sales to net sales by each significant category of gross-to-net sales adjustments:

	Six Months Ended June 30,
	2005	2004
	(dollars in millions)
Gross Sales	$11,429	$11,636

Gross-to-Net Sales Adjustments
Prime Vendor Charge-Backs	(622)	(644)
Women, Infants and Children (WIC) Rebates	(418)	(407)
Managed Health Care Rebates and Other Contract Discounts	(280)	(330)
Medicaid Rebates	(321)	(320)
Cash Discounts	(135)	(153)
Sales Returns	(84)	(159)
Other Adjustments	(148)	(178)

Total Gross-to-Net Sales Adjustments	(2,008)	(2,191)

Net Sales	$9,421	$9,445

In 2005, the decrease in managed health care rebates was primarily attributable to lower sales volume through managed healthcare companies; the decrease in sales returns was primarily attributable to lower returns for certain products including TEQUIN, PRAVACHOL and SUSTIVA; and the decrease in other adjustments was primarily due to lower rebates to foreign governments.

The following table sets forth the activities and ending balances of each significant category of gross-to-net sales adjustments:

	Prime Vendor Charge- Backs	Women, Infants and Children (WIC) Rebates	Managed Healthcare Rebates and Other Contract Discounts	Medicaid Rebates	Cash Discounts	Sales Returns	Other Adjustments	Total
	(dollars in millions)
Balance at December 31, 2003	$101	$208	$249	$233	$30	$268	$124	$1,213
Provision related to sales made in current period	1,314	843	646	618	311	270	463	4,465
Provision related to sales made in prior periods	5	3	14	55	—	6	(32)	51
Returns and payments	(1,314)	(820)	(711)	(534)	(308)	(316)	(385)	(4,388)
Impact of foreign currency translation	—	—	—	—	—	1	6	7

Balance at December 31, 2004	106	234	198	372	33	229	176	1,348
Provision related to sales made in current period	628	418	255	283	134	108	179	2,005
Provision related to sales made in prior periods	(6)	—	25	38	1	(24)	(31)	3
Returns and payments	(605)	(420)	(287)	(379)	(142)	(108)	(195)	(2,136)
Impact of foreign currency translation	—	—	(4)	—	—	(1)	(2)	(7)

Balance at June 30, 2005	$123	$232	$187	$314	$26	$204	$127	$1,213

In the first six months of 2005, the Company recorded gross-to-net sales adjusting charges and credits related to sales made in prior periods. The significant items included charges of $38 million for Medicaid rebates primarily as a result of higher than expected Medicaid utilization of various products; charges of $25 million for managed care rebates due to changes in estimates of managed care claims; credits of $6 million for prime vendor charge-backs primarily resulting from a resolution of intermediary pricing discrepancies impacting the Company’s oncology business, partially offset by charges for other adjustments; credits of $24 million for sales returns resulting from lower returns for certain products; and credits of $31 million for other adjustments primarily as a result of lower than expected rebates to foreign governments. No other significant revisions were made to the estimates for gross-to-net sales adjustments in 2005.

Pharmaceuticals

The composition of the net decrease in pharmaceutical sales is as follows:

		Analysis of % Change
Six Months Ended June 30,	Total Change	Volume	Price	Foreign Exchange
2005 vs. 2004	(1)%	(1)%	(2)%	2%

For the six months ended June 30, 2005, worldwide Pharmaceuticals sales decreased 1% to $7,464 million due to a 4% decrease in domestic sales to $3,874 million from $4,037 million in 2004. International pharmaceutical sales increased 2%, including a 4% favorable foreign exchange impact to $3,590 million in the first six months of 2005 from $3,529 million in 2004.

Key pharmaceutical products and their sales, representing 79% and 78% of total pharmaceutical sales in the first six months of 2005 and 2004, respectively, are as follows:

	Six Months Ended June 30,
	2005	2004	% Change
	(dollars in millions)
Cardiovascular
PLAVIX*	$1,782	$1,466	22%
PRAVACHOL	1,145	1,327	(14)%
AVAPRO*/AVALIDE*	454	430	6%
MONOPRIL	113	137	(18)%
COUMADIN	99	114	(13)%
Virology
SUSTIVA	340	292	16%
REYATAZ	332	160	108%
ZERIT	118	136	(13)%
VIDEX/VIDEX EC	92	140	(34)%
Infectious Diseases
CEFZIL	136	127	7%
TEQUIN	83	78	6%
BARACLUDE™	5	—	—
Oncology
TAXOL®	391	492	(21)%
ERBITUX*	185	89	108%
PARAPLATIN	77	469	(84)%
Affective (Psychiatric) Disorders
ABILIFY* (total revenue)	428	237	81%
Metabolics
GLUCOPHAGE* IR	31	43	(28)%
GLUCOPHAGE* XR	27	29	(7)%
GLUCOVANCE*	26	149	(83)%

•	Sales of PLAVIX* increased 22%, including a 1% favorable foreign exchange impact, to $1,782 million from $1,466 million in 2004, primarily due to continued prescription growth of approximately 15% in the U.S. market.

•	Sales of PRAVACHOL decreased 14%, including a 2% favorable foreign exchange impact, to $1,145 million from $1,327 million in 2004. Domestic sales decreased 9% to $611 million in 2005, primarily due to decreased prescription demand as a result of increased competition. Total U.S. prescriptions decreased approximately 15%. International sales decreased 19%, including a 4% favorable foreign exchange impact, to $534 million, reflecting generic competition in key European markets.

•	Sales of AVAPRO*/AVALIDE* increased 6%, including a 2% favorable foreign exchange impact, to $454 million from $430 million in 2004. Domestic sales remained relatively constant at $259 million in 2005 compared to 2004, primarily due to strong prescription growth of approximately 14% in the U.S. market, offset by a reduction in U.S. wholesaler inventory levels in the first six months of 2005. International sales increased 15%, including a 5% favorable foreign exchange impact, to $195 million primarily due to increased sales in Germany and Canada.

•	Sales of MONOPRIL decreased 18%, including a 3% favorable foreign exchange impact, to $113 million due to the impact of market exclusivity loss.

•	Sales of COUMADIN decreased 13% to $99 million in 2005 compared to $114 million in 2004, due to the impact of market exclusivity loss.

•	Sales of SUSTIVA increased 16%, including a 2% favorable foreign exchange impact, to $340 million in 2005 from $292 million in 2004, primarily due to the impact of lower U.S. wholesaler inventories in the first six months of 2004 and U.S. prescription growth of approximately 5% for the first six months of 2005.

•	Sales of REYATAZ were $332 million in 2005 compared to $160 million in 2004. Sales in Europe continued to grow since its introduction in the second quarter of 2004, achieving sales of $96 million in the first six months of 2005. REYATAZ has achieved a weekly new prescription share of the U.S. protease inhibitors market of approximately 30%.

•	Sales of ZERIT decreased 13% to $118 million in 2005 from $136 million in 2004, as a result of decrease in demand.

•	Sales of VIDEX/VIDEX EC decreased 34%, including a 2% favorable foreign exchange impact, to $92 million in 2005 from $140 million in 2004, primarily as a result of generic competition in the U.S. which began in the fourth quarter of 2004.

•	Sales of CEFZIL increased 7%, including a 2% favorable foreign exchange impact, to $136 million in 2005 from $127 million in 2004.

•	Sales of TEQUIN were $83 million in 2005, an increase of 6% compared to 2004 sales of $78 million.

•	BARACLUDE™, sales were $5 million since its launch in the U.S. in April 2005.

•	Sales of TAXOL® were $391 million in 2005 compared to $492 million in 2004. Sales of TAXOL® decreased 21%, including a 3% favorable foreign exchange impact, primarily as a result of increased generic competition in Europe.

•	Sales of ERBITUX* were $185 million in 2005 compared to $89 million in 2004 after its introduction in February 2004.

•	Sales of PARAPLATIN decreased 84% to $77 million in 2005 from $469 million in 2004 due to generic competition in the U.S. Domestic sales of PARAPLATIN decreased 97% to $14 million.

•	Total revenue for ABILIFY* increased 81%, including a 1% favorable foreign exchange impact to $428 million in 2005 from $237 million in 2004. Total revenue for ABILIFY* in Europe has continued to grow since its launch, to $58 million in the first six months of 2005.

•	GLUCOPHAGE* franchise sales decreased 61% to $94 million in 2005, compared to $240 million in 2004, primarily resulting from increased generic competition. GLUCOVANCE* experienced a sales decrease of 83% to $26 million. GLUCOPHAGE* IR and GLUCOPHAGE* XR had sales in 2005 of $31 million and $27 million, respectively, compared with sales in 2004 of $43 million and $29 million, respectively.

The following table sets forth for each of the Company’s top 15 pharmaceutical products sold by the U.S. Pharmaceuticals business (based on 2004 net sales), the comparison of reported net sales changes for the six months ended June 30, 2005 and 2004 compared to the same periods in the prior year and the estimated total U.S. prescription growth (for both retail and mail order customers) for the six months ended June 30, 2005 and 2004 compared to the same period in the prior year.

	Six Months Ended June 30,
	2005		2004
	% Change in U.S. Net Sales(a)	% Change in U.S. Total Prescriptions(b)	% Change in U.S. Net Sales(a)	% Change in U.S. Total Prescriptions(b)
ABILIFY* (total revenue)	56	51	130	163
AVAPRO*/AVALIDE*	—	14	21	16
CEFZIL	13	(7)	(44)	(28)
COUMADIN	(17)	(15)	(41)	(18)
DOVONEX	—	(6)	22	(7)
ERBITUX* (c)	107	N/A	—	N/A
GLUCOPHAGE* Franchise	(64)	(71)	(52)	(45)
PARAPLATIN (c)	(97)	N/A	2	N/A
PLAVIX*	21	15	53	28
PRAVACHOL	(9)	(15)	(9)	(5)
REYATAZ	45	50	—	—
SUSTIVA	20	5	(21)	6
TEQUIN	11	(28)	(33)	(17)
VIDEX/VIDEX EC	(72)	(58)	(17)	(1)
ZERIT	(4)	(31)	(54)	(29)

(a)	Reflects percentage change in net sales in dollar terms, including change in average selling prices and wholesaler buying patterns.
(b)	Reflects percentage change in total prescriptions in unit terms, based on third-party data.
(c)	ERBITUX* and PARAPLATIN specifically, and oncology products in general, do not have prescription-level data.

Nutritionals

The composition of the net increase in nutritional sales is as follows:

		Analysis of % Change
Six Months Ended June 30,	Total Change	Volume	Price	Foreign Exchange
2005 vs. 2004	6%	3%	2%	1%

Key Nutritional product lines and their sales, representing 95% and 92% of total Nutritional sales in the first six months of 2005 and 2004, respectively, are as follows:

	Six Months Ended June 30,
	2005	2004	% Change
	(dollars in millions)
Infant Formulas	$772	$704	10%
Toddler/Children’s Nutritionals	250	232	8%

Worldwide Nutritional sales increased 6%, including an 1% favorable foreign exchange impact to $1,074 million in 2005 from 2004. Excluding the impact of the Adult Nutritional business that was divested during the first quarter of 2004, worldwide sales increased 9%, including a 1% favorable foreign exchange impact to $1,074 million from $984 million in 2004.

International sales increased 10% to $552 million, including a 2% favorable foreign exchange impact and a 2% unfavorable impact from the divestiture of the Adult Nutritional business in 2004. This increase was primarily due to strong growth in sales of ENFAMIL, the Company’s largest-selling infant formula.

Domestic sales increased 2% to $522 million, including a 5% unfavorable impact from the divestiture of the Adult Nutritional business in 2004. This increase was primarily due to increased sales of infant formula products.

Related Healthcare

The composition of the net increase in Related Healthcare segment sales is as follows:

		Analysis of % Change
Six Months Ended June 30,	Total Change	Volume	Price	Foreign Exchange
2005 vs. 2004	2%	—	—	2%

Related Healthcare sales by business and their key products for the six months ended June 30 were as follows:

	Six Months Ended June 30,
	2005	2004	% Change
	(dollars in millions)
ConvaTec	$475	$451	5%
Ostomy	266	264	1%
Wound Therapeutics	200	181	10%
Medical Imaging	296	290	2%
CARDIOLITE	210	197	7%
Consumer Medicines	112	126	(11)%

•	In 2005, the increase in ConvaTec sales was due to a 2% increase in volume and a 3% increase due to foreign exchange. The increase over 2004 was primarily due to increased worldwide sales of wound therapeutics products.

•	In 2005, the increase in Medical Imaging sales was due to a 2% increase in volume, a 1% increase due to foreign exchange, partially offset by a 1% decrease in selling prices. The increase was primarily driven by growth in sales of CARDIOLITE.

•	Consumer Medicines sales decreased 11% to $112 million from $126 million in 2004 due to an 11% decrease in volume. The decrease was primarily driven by decreased sales in the U.S.

Geographic Areas

The Company’s sales by geographic areas were as follows:

	Six Months Ended June 30,
	2005	2004	% Change
	(dollars in millions)
United States	$4,978	$5,170	(4)%
% of Total	53%	55%
Europe, Middle East and Africa	2,718	2,675	2%
% of Total	29%	28%
Other Western Hemisphere	756	693	9%
% of Total	8%	7%
Pacific	969	907	7%
% of Total	10%	10%

Total	$9,421	$9,445	—

Sales in the United States decreased 4% in 2005, with lower sales of PARAPLATIN, the GLUCOPHAGE* franchise and PRAVACHOL as a result of generic competition. The decrease in U.S. sales was partially offset by increased sales of key brands including PLAVIX* and SUSTIVA, and in newer products, including ABILIFY*, REYATAZ and ERBITUX*.

Sales in Europe, Middle East and Africa increased 2%, or decreased 3% excluding the impact from foreign exchange, as a result of sales decline of PRAVACHOL due to exclusivity loss in select markets, including the Netherlands and the UK, and TAXOL® as a result of generic competition in Europe. This decrease in sales was partially offset by increased sales of PLAVIX* in Spain and Germany, and ABILIFY* and REYATAZ in major European markets.

Sales in the Other Western Hemisphere countries increased 9%, including a 5% favorable foreign exchange impact, primarily due to increased sales of PLAVIX*, AVAPRO*/AVALIDE* and REYATAZ in Canada, and REYATAZ in Brazil.

Pacific region sales increased 7%, including a 2% favorable foreign exchange impact, as a result of increased sales of TAXOL® in Japan, and PLAVIX* and REYATAZ in Australia.

Expenses

	Six Months Ended June 30,
	2005	2004	% Change
	(dollars in millions)
Cost of products sold	$2,850	$2,857	—
% of net sales	30.3%	30.2%
Marketing, selling and administrative	$2,451	$2,427	1%
% of net sales	26.0%	25.7%
Advertising and product promotion	$683	$662	3%
% of net sales	7.3%	7.0%
Research and development	$1,302	$1,208	8%
% of net sales	13.8%	12.8%
Acquired in-process research and development	$—	$62	(100)%
% of net sales	—	0.7%
Provision for restructuring, net	$5	$18	(72)%
% of net sales	0.1%	0.2%
Litigation charges	$98	$379	(74)%
% of net sales	1.0%	4%
Gain on sale of businesses	$—	$(313)	100%
% of net sales	—	(3.3)%
Equity in net income of affiliates	$(156)	$(134)	(16)%
% of net sales	(1.7)%	(1.4)%
Other expense, net	$130	$46	183%
% of net sales	1.4%	0.5%
Total Expenses, net	$7,363	$7,212	2%
% of net sales	78.2%	76.4%

•	Cost of products sold, as a percentage of sales, increased to 30.3% in the first six months of 2005 compared with 30.2% in the first six months of 2004. The increase is primarily due to the unfavorable impact of U.S. Pharmaceutical sales mix in the first quarter of 2005, partially offset a $75 million charge related to product liability matter that was recorded in the second quarter of 2004.

•	Marketing, selling and administrative expenses, as a percentage of sales, were 26.0% in the first six months of 2005 and 25.7% in the first six months of 2004.

•	Advertising and product promotion expenditures increased 3% to $683 million from 2004, primarily due to the launch of BARACLUDE™ and continued investments in PLAVIX*, AVAPRO*/AVALIDE*, ABILIFY* and REYATAZ.

•	The Company’s investment in research and development totaled $1,302 million in the first six months of 2005, an increase of 8% over 2004. In 2005, research and development spending dedicated to pharmaceutical products increased to 15.9% of Pharmaceuticals sales compared with 14.6% in 2004.

•	Acquired in-process research and development of $62 million in April 2004 is related to the acquisition of Acordis. For additional information on the sale, see “Item 1. Financial Statements—Note 4. Acquisitions and Divestitures.”

•	Actions under the restructuring program for the first six months of 2005 are expected to be complete by late 2005, while actions under the restructuring program for the first six months 2004 are substantially completed. As a result of these actions, the Company expects the future annual benefit to earnings from continuing operations before minority interest and income taxes to be approximately $5 million and $8 million for the two restructuring programs for the first six months of 2005 and 2004, respectively. For additional information on restructuring, see “Item 1. Financial Statements—Note 3. Restructuring.”

•	Litigation charges of $98 million reflect an increase to the reserves for liabilities related to private litigations and governmental investigations of $373 million, and ERISA litigation and other matters of $20 million, partially offset by insurance recoveries of $295 million. For additional information on litigation charges, see “Item 1. Financial Statements – Note 17. Legal Proceedings and Contingencies.”

•	The gain on sale of business of $313 million is related to the sale of the Mead Johnson Adult Nutritional business in February 2004. For additional information on the sale, see “Item 1. Financial Statements—Note 4. Acquisitions and Divestitures.”

•	Equity in net income of affiliates for the first six months of 2005 was $156 million, compared with $134 million in the first six months of 2004. Equity in net income of affiliates is principally related to the Company’s joint venture with Sanofi and investment in ImClone. In 2005, the increase in equity in net income of affiliates primarily reflects an increase in net income in the Sanofi joint venture, partially offset by a net loss from the investment in ImClone. For additional information on equity in net income of affiliates, see “Item 1. Financial Statements—Note 2. Alliances and Investments.”

•	Other expenses, net of income, were $130 million and $46 million in the first six months of 2005 and 2004, respectively. Other expenses include net interest expense, foreign exchange gains and losses, income from third-party contract manufacturing, royalty income, gains and losses on disposal of property, plant and equipment, and debt retirement costs. The increase in other expenses in 2005 was primarily due to debt retirement costs in connection with the repurchase of the $2.5 billion Notes due 2006, partially offset by the gain on sale of an equity investment. For additional information on the repurchase of the $2.5 billion Notes, see “Item 1. Financial Statements—Note 13. Short-term Borrowings and Long-term Debt.”

During the six months ended June 30, 2005 and 2004, the Company recorded several (income)/expense items that affected the comparability of results of the periods presented herein, which are set forth in the following table.

Six Months Ended June 30, 2005

	Cost of products sold	Research and development	Provision for restructuring and other items, net	Litigation expense, net	Other (income) / expense, net	Total
	(dollars in millions)
Litigation Matters:
Private litigations and governmental investigations	$—	$—	$—	$373	$—	$373
ERISA litigation and other matters	—	—	—	20	—	20
Insurance recoveries	—	—	—	(295)	—	(295)

	—	—	—	98	—	98
Other:
Gain on sale of equity investment	—	—	—	—	(27)	(27)
Loss on sale of fixed assets	—	—	—	—	17	17
Accelerated depreciation and asset impairment	34	2	—	—	—	36
Downsizing and streamlining of worldwide operations	—	—	5	—	—	5
Upfront and milestone payments	—	35	—	—	—	35
Debt retirement costs	—	—	—	—	69	69

	$34	$37	$5	$98	$59	233

Income taxes on items above						(24)
Adjustment to taxes on repatriation of foreign earnings						(135)

Reduction to Net Earnings from Continuing Operations						$74

Six Months Ended June 30, 2004

	Cost of products sold	Research and development	Acquired in- process research and development	Gain on sale of business	Provision for restructuring and other items, net	Litigation settlement expense/ (income)	Other expense, net	Total
	(dollars in millions)
Litigation Matters:
Private litigation and governmental investigations	$—	$—	$—	$—	$—	$320	$—	$320
Product liability	75	—	—	—	—	—	—	75
Pharmaceutical pricing and sales litigation	—	—	—	—	—	34	—	34
Commercial litigation	26	—	—	—	—	—	—	26
Anti-trust litigation	—	—	—	—	—	25	—	25
Product liability insurance recovery	(25)	—	—	—	—	—	—	(25)

	76	—	—	—	—	379	—	455
Other:
Gain on sale of Adult Nutritional business	—	—	—	(313)	—	—	—	(313)
Accelerated depreciation	23	—	—	—	—	—	4	27
Downsizing and streamlining of worldwide operations	1	—	—	—	18	—	—	19
Milestone payment	—	30	—	—	—	—	—	30
Acordis IPR&D write-off	—	—	62	—	—	—	—	62

	$100	$30	$62	$(313)	$18	$379	$4	280

Income taxes on items above								(55)

Reduction to Net Earnings from Continuing Operations								$225

Earnings Before Minority Interest and Income Taxes

	Earnings From Continuing Operations Before Minority Interest and Income Taxes
	Six Months Ended June 30,
	2005	2004	% Change
	(dollars in millions)
Pharmaceuticals	$1,969	$2,182	(10)%
Nutritionals	344	340	1%
Related Healthcare	240	265	(9)%

Total segments	2553	2,787	(8)%
Corporate/Other	(495)	(554)	11%

Total	$2,058	$2,233	(8)%

In the first six months of 2005, earnings from continuing operations before minority interest and income taxes decreased 8% to $2,058 million from $2,233 million in the first six months of 2004. The decrease in 2005 was due to a $313 million gain on the February 2004 sale of the Adult Nutritional business, increased research and development expenditures and higher other expenses, net in 2005, partially offset by a $62 million acquired in-process research and development charge in 2004 related to the acquisition of Acordis and lower litigation charges in 2005.

Pharmaceutical

Earnings before minority interest and income taxes decreased to $1,969 million in the first six months of 2005 from $2,182 million in the first six months of 2004, primarily due to lower sales, gross margin erosion due to generic competition and product mix and increased spending on research and development.

Nutritional

Earnings before minority interest and income taxes increased to $344 million in the first six months of 2005 from $340 million in the first six months of 2004.

Related Healthcare

Earnings before minority interest and income taxes in the Related Healthcare segment decreased to $240 million in the first six months of 2005 from $265 million in the first six months of 2004.

Income Taxes

The effective income tax rate on earnings from continuing operations before minority interest and income taxes was 12.0% in the first six months of 2005 compared with 23.0% in the first six months of 2004. The lower effective tax rate was due to a tax benefit associated with the release of tax contingency reserves resulting from the settlement of examinations by the Internal Revenue Service for the years 1998 through 2001, and a change in estimate related to the reduction of a deferred tax provision established in the fourth quarter of 2004 for special dividends under the AJCA, partially offset by the unfavorable impact for the treatment of certain litigation reserves.

Net Earnings

Net earnings from continuing operations increased 3% in the first six months of 2005 to $1,529 million from $1,484 million in the first six months of 2004. In the first six months of 2005, basic earnings per share from continuing operations increased 3% to $0.79 from $0.77 in the first six months of 2004, while diluted earnings per share from continuing operations increased 3% to $0.78 from $0.76 in 2004.

Discontinued Operations

In May 2005, the Company completed the sale of OTN to One Equity Partners LLC for cash proceeds of $197 million. The Company recorded a pre-tax gain of $63 million ($13 million net of tax), presented as a gain on sale of discontinued operations in the consolidated statement of earnings.

The following amounts related to the OTN business have been segregated from continuing operations and are reflected as discontinued operations for all periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(dollars in millions)
Net sales	$319	$611	$1,015	$1,166
Earnings before income taxes	(1)	6	(8)	11
Net (loss)/earnings from discontinued operations	—	4	(5)	7

Developments

In July 2005, the Company entered into a definitive agreement to sell its U.S. and Canadian Consumer Medicines business and related assets to Novartis AG. Under the terms of the agreement, Novartis will acquire the trademarks, patents and intellectual property rights of the U.S. and Canadian Consumer Medicines business and related assets for $660 million in cash. The transaction also includes the rights to the U.S. Consumer Medicines brands in Latin America, Europe, the Middle East and Africa. The sale will result in a pre-tax gain of approximately $560 million to $600 million, subject to certain adjustments and post-closing matters. The gain from the sale will be recognized on the closing date. The transaction is expected to close by the end of the third quarter of 2005, subject to customary regulatory approvals.

In June 2005, the Company completed a manufacturing agreement with Celltrion, Inc. for the manufacture of biologic products being developed by the Company.

In April 2005, all manufacturers of atypical antipsychotics, including the Company, received a request from the FDA to add a boxed warning to their U.S. drug labeling noting an increased risk of death in elderly patients with dementia-related psychosis compared with placebo in patients with dementia-related psychosis. The Company has changed the U.S. drug labeling for ABILIFY* in response to the FDA request. It is important to note that ABILIFY* is not approved for the treatment of elderly patients with dementia-related psychosis. The Company and its copromotion partner Otsuka are committed to the safety of patients.

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

In March 2005, the Company received approval from the U.S. FDA for BARACLUDE™ (entecavir), an oral antiviral agent for the treatment of chronic Hepatitis B. The drug became available in the U.S. in April 2005. The composition of matter patent covering BARACLUDE™ expires in the U.S. in October 2010, but may be eligible for statutory patent term extension beyond that date. In July 2005, the Company received approval for BARACLUDE™ from regulatory authorities in Brazil.

Financial Position, Liquidity and Capital Resources

Cash, cash equivalents and marketable debt securities totaled approximately $3.0 billion at June 30, 2005 compared to $7.5 billion at December 31, 2004. The Company continues to maintain a sufficient level of working capital, which was approximately $2.7 billion and $5.0 billion at June 30, 2005 and December 31, 2004, respectively. In 2005 and future periods, the Company expects cash generated by its U.S. operations, together with existing cash and borrowings from the capital markets, to sufficiently cover cash needs for working capital, capital expenditures, milestone payments and dividends paid in the United States. Cash and cash equivalents, marketable securities, the conversion of other working-capital items and borrowings are expected to fund near-term operations.

In the fourth quarter of 2004, the Company disclosed that it anticipated repatriating approximately $9 billion in special dividends in 2005 and recorded a $575 million provision for deferred taxes pursuant to the AJCA as enacted and other pending matters. In the first quarter of 2005, the Company repatriated approximately $6.2 billion in special dividends from foreign subsidiaries and anticipates repatriating the remainder of the $9 billion later this year. The Company expects that it will use the special dividends in accordance with requirements established by the U.S. Treasury Department. During the second quarter of 2005, the U.S. Treasury Department issued AJCA related guidance clarifying that the “gross-up” for foreign taxes associated with the special dividends also qualifies for the 5.25% tax rate established by the AJCA. As a result of this guidance, the Company reduced the $575 million provision by recording a benefit of approximately $135 million in its tax provision for the second quarter of 2005. The U.S. Treasury Department may issue further clarifying guidance with respect to the special dividends which may have a further impact on the deferred tax provision previously established. Except for earnings associated with the special dividends discussed above, U.S. income taxes have not been provided on the balance of earnings of non-U.S. subsidiaries, since the Company has invested or expects to invest such earnings permanently offshore.

Cash and cash equivalents at June 30, 2005 primarily consisted of U.S. dollar denominated bank deposits with an original maturity of three months or less. Marketable securities at June 30, 2005 primarily consisted of U.S. dollar denominated floating rate instruments with an ‘AAA/aaa’ credit rating. Due to the nature of these instruments, the Company considers it reasonable to expect that their fair market values will not be significantly impacted by a change in interest rates, and that they can be liquidated for cash at short notice.

Short-term borrowings were $292 million at June 30, 2005, compared with $1,883 million at December 31, 2004, primarily as a result of the retirement of commercial paper.

Long-term debt was $6.0 billion at June 30, 2005 compared to $8.5 billion at December 31, 2004. During the second quarter of 2005, the Company repurchased all of its outstanding $2.5 billion aggregate principal amount 4.75% Notes due 2006, and incurred an aggregate pre-tax loss of approximately $69 million in connection with the early redemption of the Notes and termination of related interest rate swaps. The Moody’s Investors Service (Moody’s) long-term and short-term credit ratings for the Company are currently A1 and Prime-1, respectively. Moody’s long-term credit rating remains on negative outlook. Standard & Poor’s (S&P) long-term and short-term credit ratings for the Company are currently A+ and A1, respectively. S&P’s long-term credit rating remains on negative outlook.

The following is a discussion of working capital and cash flow activities:

	June 30, 2005	December 31, 2004
	(dollars in millions)
Working capital	$2,725	$4,958

	Six Months Ended June 30,
	2005	2004
	(dollars in millions)
Cash flow provided by/(used in):
Operating activities	760	1,912
Investing activities	2,432	(1,029)
Financing activities	(5,056)	(207)

•	The decrease in working capital of $2,233 million from December 31, 2004 to June 30, 2005 was primarily due to: a reduction in net cash (cash, cash equivalents and marketable securities less short-term borrowings) primarily used for the early redemption of the $2.5 billion Notes; lower receivables resulting from collection of foreign withholding taxes and lower sales volume; higher reserves for litigation matters; and unfavorable translation impact due to the strengthening of the U.S. Dollar; partially offset by lower accrued liability for royalties, interest, product liability and lower unrealized losses from derivatives resulting from the weakening of the Euro; reduction in income taxes payable resulting from payments related to the repatriation of special dividends under the AJCA; and higher inventories due to increased demand of newer products and existing key brands.

•	Net cash provided by operating activities was $760 million in the first six months of 2005 and $1,912 million in the first six months of 2004. The decrease is mainly attributable to lower earnings and higher usage of working capital. The significant changes in operating assets and liabilities between 2005 and 2004 are: a $480 million decrease in income tax payable primarily related to the settlement of examinations by the Internal Revenue Service for the years 1998 through 2001 and the payment of taxes related to the repatriation of special dividends under the AJCA; a $447 million decrease in accounts payable and accrued expenses primarily due to higher purchasing activities in 2005 and lower accrued interest; a $151 million increase in inventories due to the growth of newer products; and a $549 million decrease in receivables primarily due to higher collection from customers and foreign withholding taxes.

•	Net cash provided by investing activities was $2,432 million in the first six months of 2005 compared to net cash used of $1,029 million in the first six months of 2004. The increase is attributable to the sale of marketable securities in 2005 for $3,219 million and a one time $250 million milestone payment to ImClone in 2004.

•	Net cash used in financing activities was $5,056 million in the first six months of 2005 and $207 million in the first six months of 2004. The decrease was mainly attributable to the retirement of commercial paper and long-term debt in 2005.

During the six months ended June 30, 2005 and 2004, the Company did not purchase any of its common stock.

For each of the three and six month periods ended June 30, 2005 and 2004, dividends declared per common share were $.28 and $.56, respectively. The Company paid $545 million and $1,090 million in dividends for the three and six months of 2005 and $543 million and $1,086 million for the three and six months of 2004, respectively. Dividend decisions are made on a quarterly basis by the Board of Directors.

Contractual Obligations

For a discussion of the Company’s contractual obligations, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2004 Form 10-K.

SEC Consent Order and Deferred Prosecution Agreement

As previously disclosed, on August 4, 2004, the Company entered into a final settlement with the SEC, concluding an investigation concerning certain wholesaler inventory and accounting matters. The settlement was reached through a Consent, a copy of which was attached as Exhibit 10s to the Company’s quarterly report on Form 10-Q for the period ended September 30, 2004.

Under the terms of the Consent, the Company has agreed, subject to certain defined exceptions, to limit sales of all products sold to its direct customers (including wholesalers, distributors, hospitals, retail outlets, pharmacies and government purchasers) based on expected demand or on amounts that do not exceed approximately one month of inventory on hand, without making a timely public disclosure of any change in practice. The Company has also agreed in the Consent to certain measures that it has implemented including: (a) establishing a formal review and certification process of its annual and quarterly reports filed with the SEC; (b) establishing a business risk and disclosure group; (c) retaining an outside consultant to comprehensively study and help re-engineer the Company’s accounting and financial reporting processes; (d) publicly disclosing any sales incentives offered to direct customers for the purpose of inducing them to purchase products in excess of expected demand; and (e) ensuring that the Company’s budget process gives appropriate weight to inputs that come from the bottom to the top, and not just those that come from the top to the bottom, and adequately documenting that process.

Further, the Company agreed in the Consent to retain an “Independent Adviser” through the date that the Company’s Form 10-K for the year ended 2005 is filed with the SEC. The Consent defines certain powers and responsibilities of the Independent Adviser. The Consent includes a process for the Independent Adviser to make recommendations regarding the Company’s compliance with applicable federal securities laws and corporate obligations. The Company has agreed in the Consent to adopt the Independent Adviser’s recommendations regarding compliance with applicable federal securities laws and corporate obligations.

As previously disclosed, on June 15, 2005, the Company entered into a Deferred Prosecution Agreement (DPA) with the United States Attorney’s Office (USAO) for the District of New Jersey resolving the investigation by USAO of the Company relating to wholesaler inventory and various accounting matters covered by the Company’s settlement with the SEC. Pursuant to the DPA, the USAO filed a criminal complaint against the Company alleging conspiracy to commit securities fraud, but will defer prosecution of the Company and dismiss the complaint after two years if the Company satisfies all of the requirements of the DPA. A copy of the DPA was filed as Exhibit 99.2 to a Form 8-K filed by the Company on June 16, 2005 and is incorporated by reference hereto as Exhibit 10w.

Under the DPA, among other things, the Company has agreed to include in its Forms 10-Q and 10-K filed with SEC and in its annual report to shareholders the following information: (a) estimated wholesaler/direct customer inventory levels of the top fifteen (15) products sold by the U.S. Pharmaceuticals business; (b) for major non-U.S. countries, estimated aggregate wholesaler/direct-customer inventory levels of the top fifteen (15) pharmaceutical products sold in such countries taken as a whole measured by aggregate annual sales in such countries; (c) arrangements with and policies concerning wholesaler/direct customers and other distributors for these products, including efforts by the Company to control and monitor wholesaler/distributor inventory levels; and (d) data concerning prescriptions or other measures of end-user demand for these products. Pursuant to the DPA, the Company also will include in such filings and reports information on acquisition, divestiture, and restructuring reserve policies and activity, and rebate accrual policies and activity.

Under the DPA, the Company also agreed to implement remedial measures already undertaken or mandated in the Consent and in the settlements of the derivative litigation and the federal securities class action relating to wholesaler inventory and various accounting matters. In addition, the Company agreed to undertake additional remedial actions, corporate reforms and other actions, including: (a) appointing an additional non-executive Director acceptable to the USAO; (b) establishing and maintaining a training and education program on topics that include corporate citizenship and financial reporting obligations; (c) making an additional $300 million payment into the shareholder compensation fund established in connection with the Consent; (d) not engaging in or attempting to engage in any criminal conduct as that term is defined in the DPA; (e) continuing to cooperate with the USAO, including with respect to the ongoing investigation regarding individual current and former employees of the Company; and (f) retaining an independent Monitor. Also as part of the DPA, the Board of Directors separated the roles of Chairman and Chief Executive Office of the Company and on June 15, 2005, elected a Non-Executive Chairman.

The independent Monitor, who also serves as the Independent Advisor pursuant to the Consent, has defined powers and responsibilities under the DPA, including the responsibility to oversee at least through April 2007, the Company’s compliance with all of the terms of the DPA, the Consent and the settlements of the derivative action and the federal securities class action. The Monitor has the authority to require the Company to take any steps he believes necessary to comply with the terms of the DPA and the Company is required to adopt all recommendations made by the Monitor, unless the Company objects to the recommendation and the USAO agrees that adoption of the recommendation should not be required. In addition, the independent Monitor will report to the USAO, on at least a quarterly basis, as to the Company’s compliance with the DPA and the implementation and effectiveness of the internal controls, financial reporting, disclosure processes and related compliance functions of the Company.

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

The Company maintains inventory management agreements (IMAs) with most of its U.S. pharmaceutical wholesalers which account for nearly 100% of total gross sales of U.S. pharmaceutical products. Under the current terms of the IMAs, the Company’s three largest wholesaler customers provide the Company with weekly information with respect to months on hand product level inventories and the amount of out-movement of products. These three wholesalers account for approximately 90% of total gross sales of U.S. pharmaceutical products. The inventory information received from these wholesalers, together with the Company’s internal information, is used to estimate months on hand product level inventories at these wholesalers. The Company estimates months on hand product inventory levels for its U.S. Pharmaceutical business’s wholesaler customers other than the three largest wholesalers by extrapolating from the months on hand calculated for three largest wholesalers. The Company considers whether any adjustments are necessary to these extrapolated amounts based on such factors as historical sales of individual products made to such other wholesalers and third-party market research data related to prescription trends and patient demand. In contrast, for the Company’s Pharmaceutical business outside of the United States, Nutritionals and Related Healthcare business units around the world, the Company has significantly more direct customers, limited information on direct customer product level inventory and corresponding out movement information and the reliability of third party demand information, where available, varies widely. Accordingly, the Company relies on a variety of methods to estimate months on hand product level inventories for these business units.

The Company will disclose for each of its top fifteen (15) pharmaceutical products sold by the U.S. Pharmaceutical business (based on 2004 net sales) the amount of net sales and the estimated number of months on hand in the U.S. wholesaler distribution channel as of the end of the immediately preceding quarter and as of the end of the applicable quarter in its quarterly and annual reports on Forms 10-Q and 10-K. This information for the quarter ended June 30, 2005 is included in Management Discussion and Analysis in this Form 10-Q. The Company will disclose corresponding information for the top fifteen (15) pharmaceutical products sold within its major non-U.S. countries, as described above. For all other business units, the Company will continue to disclose on a quarterly basis the key product level inventories. The information required to estimate months on hand product level inventories in the direct customer distribution for the non-U.S. Pharmaceutical businesses is not available prior to the filing of the quarterly report on Form 10-Q for an applicable quarter. Accordingly, the Company will disclose this information on its website approximately 60 days after the end of the applicable quarter, and in the Company’s Form 10-Q for the following quarter. Information for these products for the quarter ended June 30, 2005 is expected to be disclosed on the Company’s website on or about August 31, 2005 and in the Company’s Form 10-Q for the quarter ended September 30, 2005. In addition to the foregoing quarterly disclosure, the Company will include all the foregoing information for all business units for each quarter in its Annual Report on Form 10-K. For non-key products, if the inventory at direct customers exceeds approximately one month on hand, the Company will disclose the estimated months on hand for such product(s), except where the impact on the Company is de minimis.

The Company has and will continue to enhance its methods to estimate months on hand product inventory levels for the U.S. Pharmaceutical business and for the non-U.S. Pharmaceutical businesses around the world, taking into account the complexities described above. The Company also has and will continue to take steps to expedite the receipt and processing of data for the non-U.S. Pharmaceutical businesses.

The Company believes the above-described procedures provide a reasonable basis to ensure compliance with both the Consent Order and the DPA and provides sufficient information to comply with disclosure requirements of both.

Critical Accounting Policies

For a discussion of the Company’s critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2004 Form 10-K.

Outlook for 2005

As previously disclosed, although anticipated sales declines due to continued exclusivity losses during 2005 and 2006 are expected to be more or less offset by growth in sales of the Company’s in-line, recently launched and potential new products during the same period, changes in product mix will adversely impact gross margins because the products that have lost or are expected to lose exclusivity generally have higher margins. In addition, earnings will be adversely affected by the Company’s investments to support the introduction of new products and the development and launch of additional new compounds. In 2007, based on management’s current estimates of growth of the Company’s in-line and recently launched products and a risk-adjusted assessment of potential new product launches, the Company expects earnings growth that should be sustained for a period of time will resume. The Company has and will continue to rationalize its cost base in line with its strategy to increase its sales and marketing emphasis on specialists and high value primary care physicians.

As previously disclosed, the Company has experienced substantial revenue losses in the last few years due to the expiration of market exclusivity protection for certain of its products. The Company expects substantial incremental revenue losses in each of 2005, 2006 and 2007 representing continuing declines in revenues of those products as well as declines in revenues of certain additional products that will lose market exclusivity primarily in 2005 and 2006. For 2005, the Company estimates reductions of net sales in the range of $1.4 billion to $1.5 billion from the 2004 levels for products which have lost or will lose exclusivity protection in 2003, 2004 or 2005, specifically MONOPRIL in the United States, Canada and Europe, GLUCOPHAGE* XR and GLUCOVANCE* in the United States, CEFZIL in the United States, PARAPLATIN in the United States, VIDEX EC in the United States, TAXOL® in Europe and PRAVACHOLin Europe. The Company also expects substantial incremental revenue losses in each of 2006 and 2007 representing continuing declines in net sales of the products that lost exclusivity protection in 2002, 2003 and 2004 and additional declines attributable to products that will lose exclusivity protection primarily in 2005 and 2006. These products (and the years in which they lose exclusivity protection) include GLUCOPHAGE*/GLUCOVANCE*/GLUCOPHAGE*XR in the United States (2002 to 2004), TAXOL® in Europe and Japan (2003), PRAVACHOL in the United States (2006) and in Europe (2002 to 2007), PARAPLATIN in

the United States (2004), MONOPRIL in the United States (2003), Canada (2003) and Europe (2001 to 2008), ZERIT in the United States (2008) and in Europe (2007 to 2011), CEFZIL in the United States (2005) and in Europe (2004 to 2009) and VIDEX/VIDEX EC (2004 to 2009). The timing and amounts of sales reductions from exclusivity losses, their realization in particular periods and the eventual levels of remaining sales revenues are uncertain and dependent on the levels of sales at the time exclusivity protection ends, the timing and degree of development of generic competition (speed of approvals, market entry and impact) and other factors.

PRAVACHOL, an HMG Co-A reductase inhibitor (statin), had net sales of $1.1 billion in the first six months of 2005. The Company continues to experience increased competition for PRAVACHOL from established brands and new entrants. U.S. prescriptions for PRAVACHOL declined 15% in the first six months of 2005 compared to 2004. While the product has begun to lose exclusivity in some markets between now and its anticipated loss of U.S. exclusivity in April 2006, its expected rate of decline in sales and in market share could be accelerated by increased competition from established brands and new entrants.

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

•	Legal difficulties, including lawsuits, claims, proceedings and investigations, any of which can preclude or delay commercialization of products or adversely affect operations, profitability, liquidity or financial condition, including (i) intellectual property disputes; (ii) sales and marketing practices in the U.S. and internationally; (iii) adverse decisions in litigation, including product liability and commercial cases; (iv) the inability to obtain adequate insurance with respect to this type of liability; (v) recalls or withdrawals of pharmaceutical products or forced closings of manufacturing plants; (vi) the failure to fulfill obligations under supply contracts with the government and other customers which may result in liability; (vii) government investigations including those relating to wholesaler inventory, financial restatement and product pricing and promotion; (viii) claims asserting violations of securities, antitrust, federal and state pricing and other laws; (ix) environmental, health and safety matters; and (x) tax liabilities. There can be no assurance that there will not be an increase in scope of these matters or that any future lawsuits, claims, proceedings or investigations will not be material.

•	Increasing pricing pressures worldwide, including rules and practices of managed care groups and institutional and governmental purchasers, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform and potential impact of importation legislative or otherwise, pharmaceutical reimbursement and pricing in general.

•	Fluctuations in buying patterns and inventory levels of major distributors, retail chains and other trade buyers, which may result from seasonality, pricing, wholesaler buying decisions (including the effect of incentives offered), the Company’s wholesaler inventory management policies (including the workdown or other changes in wholesaler inventory levels) or other factors.

•	Greater than expected costs and other difficulties, including unanticipated effects and difficulties of acquisitions, dispositions and other events, including obtaining regulatory approvals in connection with evolving business strategies, legal defense costs, insurance expense, settlement costs and the risk of an adverse decision related to litigation.

•	Changes to advertising and promotional spending and other categories of spending that may affect sales.

•	Changes in product mix that may affect margins.

•	Changes in the Company’s structure, operations, revenues, costs, staffing or efficiency resulting from acquisitions, divestitures, mergers, alliances, restructurings or other strategic initiatives, and the need to obtain governmental approvals, as appropriate.

•	Economic factors over which the Company has no control such as changes of business and economic conditions including, but not limited to, changes in interest rates and fluctuation of foreign currency exchange rates.

•	Changes in business, political and economic conditions due to political or social instability, military or armed conflict, nationalization of assets, debt or payment moratoriums, other restrictions on commerce, and actual or threatened terrorist attacks in the United States or other parts of the world and related military action.

•	Changes in accounting standards promulgated by the FASB, the SEC or the AICPA, which may require adjustments to financial statements.

•	Capacity, efficiency, reliability, security and potential breakdown, invasion, destruction or interruption of information systems.

•	Reliance of the Company on vendors, partners and other third parties to meet their contractual, regulatory and other obligations in relation to their arrangements with the Company.

•	Results of clinical studies relating to the Company’s or a competitor’s products.

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

In the six months ended June 30, 2005, the Company sold $219 million notional amount of forward contracts (in several currencies) to partially hedge the exchange impact primarily related to forecasted intercompany inventory purchases for up to the next 21 months. In addition, the Company bought $238 million notional amount of Japanese yen forward contracts to hedge the exchange impact related to Japanese yen denominated third party payables and sold a net $5,675 million notional amount of forward contracts (in several currencies) to partially hedge the exchange impact primarily related to non-functional currency denominated intercompany loans. As of June 30, 2005 exposures related to these forward contracts have been largely eliminated.

In April 2005, in connection with the early redemption of its $2.5 billion Notes due 2006, the Company terminated $2.0 billion notional amount of fixed-to-floating interest rate swap agreements and incurred a loss of $28 million. In June 2005, the Company also terminated $500 million notional amount of fixed-to-floating interest rate swap agreements related to its $2.5 billion Notes due 2011, and incurred a loss of $23 million. This loss will be amortized to interest expense over the remaining life of the Notes, due 2011.

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

PART II—OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in “Item 1. Financial Statements—Note 17. Legal Proceedings and Contingencies,” to the interim consolidated financial statements, and is incorporated by reference herein.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the surrenders of the Company’s equity securities in connection with stock option and restricted stock programs during the six-month period ended June 30, 2005:

Period	Total Number of Shares Purchased **	Average Price Paid per Share **	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs *	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs *
	(dollars in millions)
January 1 to 31, 2005	31,445	$25.38	372,351,413	$2,220
February 1 to 28, 2005	42,276	$24.11	372,351,413	$2,220
March 1 to 31, 2005	246,720	$25.44	372,351,413	$2,220

Three months ended March 31, 2005	320,441		372,351,413

April 1 to 30, 2005	9,798	$25.52	372,351,413	$2,220
May 1 to 31, 2005	9,880	$25.77	372,351,413	$2,220
June 1 to 30, 2005	5,162	$25.43	372,351,413	$2,220

Three months ended June 30, 2005	24,840		372,351,413

Six months ended June 30, 2005	345,281		372,351,413

*	In June 2001, the Company announced that the Board of Directors authorized the purchase of up to $14 billion of Company common stock. During the first six months of 2005, no shares were repurchased pursuant to this program and no purchases of any shares under this program are expected for the remainder of 2005.
**	Reflects the following transactions during the first six months of 2005: (i) the deemed surrender to the Company of 306,690 shares of Common Stock to pay the exercise price and to satisfy tax withholding obligations in connection with the exercise of employee stock options, and (ii) the surrender to the Company of 38,591 shares of Common Stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Item 4 of Form 10-Q for the quarterly period ended March 31, 2005 is hereby incorporated by reference.

Item 6. EXHIBITS

Exhibits (listed by number corresponding to the Exhibit Table of Item 601 in Regulation S-K).

Exhibit Number and Description		Page
3a.	Amended and Restated Certificate of Incorporation of Bristol-Myers Squibb Company filed May 24, 2005.	E-3

10b.	Bristol-Myers Squibb Company 2002 Stock Incentive Plan, effective as of May 7, 2002 and as amended on May 3, 2005.	E-10-1

10w.	Deterred Prosecution Agreement entered into on June 15, 2005 between Bristol-Myers Squibb Company and the United States Attorney’s Office for the District of New Jersey (incorporated herein by reference to Exhibit 99.2 to the Form 8-K filed June 16, 2005).	**

10x.	Restricted Stock Units Agreement with James D. Robinson III, effective as of June 15, 2005 and as amended on July 13, 2005.	E-10-2

15.	Letter Regarding Unaudited Interim Financial Information.	E-15

31a.	Section 302 Certification Letter.	E-31-1

31b.	Section 302 Certification Letter.	E-31-2

32a.	Section 906 Certification Letter.	E-32-1

32b.	Section 906 Certification Letter.	E-32-2

**	Indicates that the Exhibit has been previously filed with the Commission and is incorporated herein by reference.

*	Indicates, in this Form 10-Q, brand names of products which are registered trademarks not owned by the Company or its subsidiaries. ERBITUX is a trademark of ImClone Systems Incorporated; AVAPRO/AVALIDE (known in the EU as APROVEL/KARVEA) and PLAVIX are trademarks of Sanofi-Synthelabo S.A.; GLUCOPHAGE, GLUCOPHAGE XR and GLUCOVANCE are trademarks of Merck Sante S.A.S., an associate of Merck KGaA of Darmstadt, Germany; and ABILIFY is a trademark of Otsuka Pharmaceutical Company, Ltd.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRISTOL-MYERS SQUIBB COMPANY (REGISTRANT)

Date: August 3, 2005	By:	/s/ Peter R. Dolan
Peter R. Dolan Chief Executive Officer

Date: August 3, 2005	By:	/s/ Andrew R. J. Bonfield
Andrew R. J. Bonfield Senior Vice President and Chief Financial Officer