Form 10-Q
period 2005-09-30
BRISTOL MYERS SQUIBB CO
filed 2005-11-03
CIK 14272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

COMMISSION FILE NUMBER: 1-1136

BRISTOL-MYERS SQUIBB COMPANY

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	22-0790350
(State of Incorporation)	(I.R.S. Employer Identification No.)

345 Park Avenue, New York, N.Y. 10154

(Address of principal executive offices)(Zip Code)

(212) 546-4000

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d)of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

☐  Yes    ☐  No

APPLICABLE ONLY TO CORPORATE ISSUERS:

At September 30, 2005, there were 1,956,520,637 shares outstanding of the Registrant’s $.10 par value Common Stock.

BRISTOL-MYERS SQUIBB COMPANY

INDEX TO FORM 10-Q

SEPTEMBER 30, 2005

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED STATEMENT OF EARNINGS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in millions, except per share data)
EARNINGS

Net Sales	$4,767	$4,778	$14,188	$14,223

Cost of products sold	1,483	1,467	4,333	4,324
Marketing, selling and administrative	1,286	1,199	3,737	3,626
Advertising and product promotion	349	325	1,032	987
Research and development	669	615	1,971	1,823
Acquired in-process research and development	—	1	—	63
Provision for restructuring, net	(5)	57	—	75
Litigation (income)/charges, net	(26)	25	72	404
Gain on sale of business	(569)	(3)	(569)	(316)
Equity in net income of affiliates	(84)	(70)	(240)	(204)
Other expense, net	38	16	168	62

Total expenses	3,141	3,632	10,504	10,844

Earnings from Continuing Operations Before Minority Interest and Income Taxes	1,626	1,146	3,684	3,379
Provision for income taxes	507	239	754	753
Minority interest, net of taxes	155	152	437	387

Earnings from Continuing Operations	964	755	2,493	2,239

Discontinued Operations
Net Earnings	—	3	(5)	10
Net Gain on Disposal	—	—	13	—

	—	3	8	10

Net Earnings	$964	$758	$2,501	$2,249

Earnings per Common Share
Basic
Earnings from Continuing Operations	$.49	$.39	$1.28	$1.16
Discontinued Operations
Net Earnings	—	—	—	—
Net Gain on Disposal	—	—	—	—

Net Earnings per Common Share	$.49	$.39	$1.28	$1.16

Diluted
Earnings from Continuing Operations	$.49	$.38	$1.27	$1.14
Discontinued Operations
Net Earnings	—	—	—	—
Net Gain on Disposal	—	—	—	—

Net Earnings per Common Share	$.49	$.38	$1.27	$1.14

Average Common Shares Outstanding
Basic	1,953	1,942	1,951	1,941
Diluted	1,984	1,975	1,983	1,975

Dividends declared per common share	$.28	$.28	$.84	$.84

The accompanying notes are an integral part of these financial statements.

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED STATEMENT OF

COMPREHENSIVE INCOME AND RETAINED EARNINGS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(dollars in millions)
COMPREHENSIVE INCOME

Net Earnings	$964	$758	$2,501	$2,249
Other Comprehensive Income/(Loss):
Foreign currency translation, net of tax benefit of zero and $8 for the three months ended September 30, 2005 and 2004, respectively; and net of tax liability of $4 and tax benefit of $28 for the nine months ended September 30, 2005 and 2004, respectively	25	22	(211)	63
Deferred (losses)/gains on derivatives qualifying as hedges, net of tax liability of $3 and tax benefit of $5 for the three months ended September 30, 2005 and 2004, respectively; and net of tax liability of $103 and $55 for the nine months ended September 30, 2005 and 2004, respectively	12	(19)	283	109
Available for sale securities, net of tax benefit of $11 and $4 for the nine months ended September 30, 2005 and 2004, respectively	—	—	(20)	(7)

Total Other Comprehensive Income	37	3	52	165

Comprehensive Income	$1,001	$761	$2,553	$2,414

RETAINED EARNINGS

Retained Earnings, January 1			$19,651	$19,439
Net Earnings			2,501	2,249
Cash dividends declared			(1,640)	(1,632)

Retained Earnings, September 30			$20,512	$20,056

The accompanying notes are an integral part of these financial statements.

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	September 30, 2005	December 31, 2004
	(dollars in millions)
ASSETS

Current Assets:
Cash and cash equivalents	$2,129	$3,680
Marketable securities	1,652	3,794
Receivables, net of allowances of $202 and $221	3,305	4,373
Inventories, including consignment inventory	2,053	1,830
Deferred income taxes, net of valuation allowances	703	805
Prepaid expenses	303	319

Total Current Assets	10,145	14,801

Property, plant and equipment, net	5,649	5,765
Goodwill	4,824	4,905
Other intangible assets, net	1,988	2,260
Deferred income taxes, net of valuation allowances	1,636	1,129
Prepaid pension	1,095	1,280
Other assets	272	295

Total Assets	$25,609	$30,435

LIABILITIES

Current Liabilities:
Short-term borrowings	$277	$1,883
Accounts payable	1,342	2,127
Accrued expenses	2,524	2,838
Accrued rebates and returns	1,036	1,209
U.S. and foreign income taxes payable	486	1,023
Dividends payable	547	545
Accrued litigation liabilities	410	186
Deferred revenue on consigned inventory	—	32

Total Current Liabilities	6,622	9,843

Other liabilities	1,824	1,927
Long-term debt	5,895	8,463

Total Liabilities	14,341	20,233

Commitments and contingencies (Note 17)

STOCKHOLDERS’ EQUITY

Preferred stock, $2 convertible series: Authorized 10 million shares; issued and outstanding 7,190 in 2005 and 7,476 in 2004, liquidation value of $50 per share	—	—
Common stock, par value of $.10 per share: Authorized 4.5 billion shares; 2,205 million issued in 2005 and 2,202 million issued in 2004	220	220
Capital in excess of par value of stock	2,527	2,491
Restricted stock	(70)	(57)
Accumulated other comprehensive loss	(740)	(792)
Retained earnings	20,512	19,651

	22,449	21,513
Less cost of treasury stock—248 million common shares in 2005 and 255 million in 2004	(11,181)	(11,311)

Total Stockholders’ Equity	11,268	10,202

Total Liabilities and Stockholders’ Equity	$25,609	$30,435

The accompanying notes are an integral part of these financial statements.

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2005	2004
	(dollars in millions)
Cash Flows From Operating Activities:
Net earnings	$2,501	$2,249
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	427	427
Amortization	263	227
Deferred income tax benefits	(561)	(454)
Litigation settlement expense, net of recoveries	72	404
Provision for restructuring	—	75
Gain on sale of businesses	(632)	(316)
Acquired in-process research and development	—	63
Impairment charges and asset write-offs	19	—
(Gain)/loss on disposal of property, plant and equipment and investment in other companies	(4)	1
Undistributed losses of affiliates, net	61	29
Unfunded pension expense	178	97
Changes in operating assets and liabilities:
Receivables	649	(208)
Inventories	(344)	(166)
Prepaid expenses	—	(27)
Other assets	8	35
Deferred revenue on consigned inventory	(32)	(38)
Litigation settlement payments, net of insurance recoveries	115	(500)
Accounts payable and accrued expenses	(511)	100
Product liability	(42)	63
U.S. and foreign income taxes payable	(568)	358
Other liabilities	(88)	74

Net Cash Provided by Operating Activities	1,511	2,493

Cash Flows From Investing Activities:
Purchases, net of sales and maturities, of marketable securities	2,140	(857)
Additions to property, plant and equipment and capitalized software	(537)	(477)
Proceeds from disposal of property, plant and equipment and investment in other companies	96	18
Proceeds from sale of businesses	843	365
Purchase of Acordis Speciality Fibres	—	(250)
ImClone milestone payment	—	(150)
Purchases of trademarks, patents, licenses and other businesses	—	(129)
Divestiture and acquisition costs	—	(29)
Investments in other companies	(28)	—

Net Cash Provided by (Used in) Investing Activities	2,514	(1,509)

Cash Flows From Financing Activities:
Short-term (repayments)/borrowings	(1,583)	1,429
Long-term debt borrowings	8	11
Long-term debt repayments	(2,502)	(2)
Issuances of common stock under stock plans	154	95
Dividends paid	(1,639)	(1,630)

Net Cash Used in Financing Activities	(5,562)	(97)

Effect of Exchange Rates on Cash and Cash Equivalents	(14)	10

(Decrease) Increase in Cash and Cash Equivalents	(1,551)	897
Cash and Cash Equivalents at Beginning of Period	3,680	2,549

Cash and Cash Equivalents at End of Period	$2,129	$3,446

The accompanying notes are an integral part of these financial statements.

Note 1. Basis of Presentation and New Accounting Standards

Bristol-Myers Squibb Company (the Company) prepared these unaudited consolidated financial statements following the requirements of the Securities and Exchange Commission (SEC) and U.S. generally accepted accounting principles (GAAP) for interim reporting. Under those rules, certain footnotes and other financial information that are normally required by GAAP for annual financial statements can be condensed or omitted. The Company is responsible for the consolidated financial statements included in this Form 10-Q. These consolidated financial statements include all normal and recurring adjustments necessary for a fair presentation of the Company’s financial position at September 30, 2005 and December 31, 2004, the results of its operations for the three and nine months ended September 30, 2005 and 2004 and cash flows for the nine months ended September 30, 2005 and 2004. These consolidated financial statements and the related notes should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (2004 Form 10-K). PricewaterhouseCoopers LLP (PwC), an independent registered public accounting firm, has performed a review of the unaudited consolidated financial statements included in this Form 10-Q, and their review report thereon accompanies this Form 10-Q.

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

Certain prior period amounts have been reclassified to conform to the current year presentation.

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, Accounting Changes and Error Corrections, which replaces Accounting Principles Board (APB) Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. This pronouncement applies to all voluntary changes in accounting principle, and revises the requirements for accounting for and reporting a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle, unless it is impracticable to do so. This pronouncement also requires that a change in the method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of SFAS No. 154. The Company is evaluating the impact this statement will have on its financial position and results of operations.

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

Note 1. Basis of Presentation and New Accounting Standards (Continued)

In December 2004, the FASB issued FASB Staff Position (FSP) No. 109-1— Application of SFAS No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (FSP No. 109-1). The FSP provides that the Deduction on Qualified Production Activities will be treated as a “special deduction” as described in SFAS No. 109, Accounting for Income Taxes. Accordingly, the tax effect of this deduction will be reported as a component of the Company’s tax provision and will not have an effect on deferred tax assets and liabilities. The Department of the Treasury recently issued Proposed Tax Regulations with respect to the Deduction on Qualified Production Activities. The Company is evaluating the impact of the Proposed Tax Regulations and the FSP on its income tax provision and results of operations.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets. The provisions of this Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The provisions of this Statement should be applied prospectively, and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. The adoption of this accounting pronouncement is not expected to have a material effect on the Company’s financial position and results of operations.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs – an Amendment of ARB No. 43, Chapter 4. The standard requires abnormal amounts of idle facility and related expenses to be recognized as current period charges and also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is evaluating the impact this statement will have on its financial position and results of operations.

In December 2004, the FASB issued revised SFAS No. 123R (SFAS No. 123R), Share-Based Payment. This standard eliminates the ability to account for share-based compensation transactions using the intrinsic value-based method under APB Opinion No. 25, Accounting for Stock Issued to Employees, and requires instead that such transactions be accounted for using a fair-value-based method. In April 2005, the SEC delayed the effective date of SFAS No. 123R to financial statements issued for the first annual period beginning after June 15, 2005. The Company plans to adopt and comply with the requirements of SFAS No. 123R when it becomes effective January 1, 2006, and is evaluating the potential impact of this statement, which could have a material impact on the Company’s results of operations. Currently, the Company discloses the pro forma net income and related pro forma income per share information in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation Costs—Transition and Disclosure. The following table summarizes the Company’s results on a pro forma basis as if it had recorded compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, Accounting for Stock-Based Compensation, for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(dollars in millions, except per share data)
Net Earnings:
As reported	$964	$758	$2,501	$2,249
Total stock-based employee compensation expense, included in reported net earnings, net of related tax effects	6	5	19	15
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(26)	(34)	(88)	(104)

Pro forma	$944	$729	$2,432	$2,160

Basic earnings per share:
As reported	$.49	$.39	$1.28	$1.16
Pro forma	.48	.38	1.25	1.11
Diluted earnings per share:
As reported	$.49	$.38	$1.27	$1.14
Pro forma	.48	.37	1.23	1.10

With respect to the accounting treatment of retirement eligibility provisions of employee stock-based compensation awards, the Company has historically followed the nominal vesting period approach. Upon the adoption of SFAS No. 123R, the Company will follow the non-substantive vesting period approach and recognize compensation cost immediately for awards granted to retirement eligible employees, or over the period from the grant date to the date retirement eligibility is achieved. The impact of applying the non-substantive vesting period approach will not be material.

Note 2. Alliances and Investments

Sanofi-Aventis

The Company has agreements with Sanofi-Aventis (Sanofi) for the codevelopment and cocommercialization of AVAPRO*AVALIDE * (irbesartan), an angiotensin II receptor antagonist indicated for the treatment of hypertension, and PLAVIX* (clopidogrel), a platelet aggregation inhibitor. The worldwide alliance operates under the framework of two geographic territories; one in the Americas (principally the United States, Canada, Puerto Rico and Latin American countries) and Australia and the other in Europe and Asia. Accordingly, two territory partnerships were formed to manage central expenses, such as marketing, research and development and royalties, and to supply finished product to the individual countries. In general, at the country level, agreements either to copromote (whereby a partnership was formed between the parties to sell each brand) or to comarket (whereby the parties operate and sell their brands independently of each other) are in place. The agreements expire on the later of (i) with respect to PLAVIX*, 2013 and, with respect to AVAPRO*/AVALIDE*, 2012 in the Americas and Australia and 2013 in Europe and Asia and (ii) the expiration of all patents and other exclusivity rights in the applicable territory.

The Company acts as the operating partner for the territory covering the Americas and Australia and owns a 50.1% majority controlling interest in the partnership within this territory. Sanofi’s ownership interest in the partnership within this territory is 49.9%. As such, the Company consolidates all country partnership results for this territory and records Sanofi’s share of the results as a minority interest, net of taxes, which was $152 million and $149 million for the three months ended September 30, 2005 and 2004, respectively, and $425 million and $371 million for the nine months ended September 30, 2005 and 2004, respectively. The Company recorded sales in this territory and in comarketing countries outside this territory (Germany, Italy, Spain and Greece) of $1,231 million and $1,143 million for the three months ended September 30, 2005 and 2004, respectively, and $3,467 million and $3,039 million for the nine months ended September 30, 2005 and 2004, respectively.

Sanofi acts as the operating partner of the territory covering Europe and Asia and owns a 50.1% majority financial controlling interest in the partnerships within this territory. The Company’s ownership interest in the partnerships within this territory is 49.9%. The Company accounts for the investment in partnership entities in this territory under the equity method and records its share of the results in equity in net income of affiliates in the consolidated statement of earnings. The Company’s share of net income from these partnership entities before taxes was $85 million and $67 million for the three months ended September 30, 2005 and 2004, respectively, and was $251 million and $201 million for the nine months ended September 30, 2005 and 2004, respectively.

In 2001, the Company and Sanofi formed an alliance for the copromotion of irbesartan, as part of which the Company contributed the irbesartan distribution rights in the United States and Sanofi paid the Company a total of $350 million in the two years ended December 31, 2002. The Company accounted for this transaction as a sale of an interest in a license and deferred and amortized the $350 million to other income over the expected useful life of the license, which is approximately eleven years. The Company recognized other income of $8 million in each of the three month periods ended September 30, 2005 and 2004 and $24 million in each of the nine month periods ended September 30, 2005 and 2004. The unamortized portion of the deferred income is recorded in the liabilities section of the consolidated balance sheet and was $224 million as of September 30, 2005 and $248 million as of December 31, 2004.

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

The Company also has an exclusive right to sell ABILIFY* in a number of other countries in Europe, the Americas and Asia. In these countries the Company records 100% of the net sales and related cost of products sold. Under the terms of the agreement, the Company purchases the product from Otsuka and performs finish manufacturing for sale by the Company to its customers. The agreement expires in November 2012 in the U.S. and Puerto Rico. For the countries in the European Union where the Company has an exclusive right to sell ABILIFY*, the agreement expires in June 2014. In each other country where the Company has the exclusive right to sell ABILIFY*, the agreement expires on the later of the tenth anniversary of the first commercial sale in such country or expiration of the applicable patent in such country.

Note 2. Alliances and Investments (Continued)

The Company recorded revenue for ABILIFY* of $260 million and $165 million for the three months ended September 30, 2005 and 2004, respectively, and $688 million and $402 million for the nine months ended September 30, 2005 and 2004, respectively. Total milestone payments made to Otsuka under the agreement through September 2005 were $217 million, of which $157 million was expensed as acquired in-process research and development. The remaining $60 million was capitalized in other intangible assets and is amortized in cost of products sold over the remaining life of the agreement in the U.S., ranging from eight to eleven years. The Company amortized in cost of products sold $2 million and $1 million in the three months ended September 30, 2005 and 2004, respectively, and $5 million and $3 million in the nine months ended September 30, 2005 and 2004, respectively. The unamortized capitalized payment balance was $42 million as of September 30, 2005 and $47 million as of December 31, 2004.

ImClone

The Company has a commercialization agreement expiring in September 2018 with ImClone Systems, Inc (ImClone), a biopharmaceutical company focused on developing targeted cancer treatments, for the codevelopment and copromotion of ERBITUX* in the United States. In February 2004, the U.S. Food and Drug Administration (FDA) approved the Biologics License Application (BLA) for ERBITUX* for use in combination with irinotecan in the treatment of patients with Epidermal Growth Factor Receptor (EGFR)-expressing, metastatic colorectal cancer who are refractory to irinotecan-based chemotherapy and for use as a single agent in the treatment of patients with EGFR-expressing, metastatic colorectal cancer who are intolerant to irinotecan-based chemotherapy. The Company paid ImClone $250 million in March 2004 as a milestone payment for the initial approval of ERBITUX*. An additional $250 million is payable upon FDA approval for use in treating an additional tumor type. In June 2004, the FDA approved ImClone’s Chemistry, Manufacturing and Controls supplemental BLA for licensure of its BB36 manufacturing facility. In August 2005, ImClone submitted a supplemental Biologics License Application (sBLA) to the FDA for approval of ERBITUX* in treatment of Squamous Cell Carcinoma of the Head and Neck (SCCHN). The FDA decision is expected by February 2006, and if approved, the Company will pay ImClone the additional $250 million. Under the agreement, ImClone receives a distribution fee based on a flat rate of 39% of product revenues in North America. The Company also has codevelopment and copromotion rights with ImClone in Canada. In September 2005, Health Canada’s Biologics and Genetic Therapies Directorate approved ERBITUX* as a treatment for metastatic colorectal cancer. In addition, the Company has a 50% share of the codevelopment and copromotion rights ImClone has with Merck KGaA in Japan to the extent the product is commercialized in that country.

The Company accounts for the $250 million approval milestone paid in March 2004 as a license acquisition and amortizes the payment into cost of products sold over the expected useful life of the license, which is approximately fourteen years. The Company amortized into cost of products sold $4 million for each of the three months ended September 30, 2005 and 2004, and $13 million and $10 million for the nine months ended September 30, 2005 and 2004, respectively. The unamortized portion of the approval payment is recorded in other intangibles, net and was $223 million as of September 30, 2005 and $236 million as of December 31, 2004.

The Company accounts for its investment in ImClone under the equity method and records its share of the results in equity in net income of affiliates in the consolidated statement of earnings. The Company’s recorded investment in ImClone common stock as of September 30, 2005 and December 31, 2004 was $66 million and $72 million, respectively, representing approximately 17% of the ImClone shares outstanding, respectively. On a per share basis, the carrying value of the ImClone investment and the closing market price of the ImClone shares as of September 30, 2005 were $4.56 and $31.45, respectively, compared to $5.03 and $46.08, respectively, as of December 31, 2004.

The Company determines its share in ImClone’s net income or loss by eliminating from ImClone’s results the milestone revenue ImClone recognizes for the pre-approval milestone payments that were recorded by the Company as additional equity investment. For its share of ImClone’s results of operations, the Company recorded net income of zero and $4 million for the three months ended September 30, 2005 and 2004, respectively, and a net loss of $6 million and net income of $1 million for the nine months ended September 30, 2005 and 2004, respectively. The Company recorded net sales for ERBITUX* of $107 million and $84 million for the three months ended September 30, 2005 and 2004, respectively and $292 million and $173 million for the nine months ended September 30, 2005 and 2004, respectively.

Merck

In April 2004, the Company entered into a collaboration agreement with Merck & Co., Inc. (Merck) for worldwide codevelopment and copromotion for PARGLUVA™ (muraglitazar), the Company’s dual PPAR (peroxisome proliferator activated receptor) agonist, currently in Phase III clinical development for use in treating type 2 diabetes. Under the terms of the agreement, the Company received a $100 million upfront payment in May 2004 and a $55 million milestone payment in January 2005 for submission of the

Note 2. Alliances and Investments (Continued)

New Drug Application (NDA) and is entitled to receive $220 million in additional payments upon achievement of certain regulatory milestones, including $100 million for FDA approval of muraglitazar. Under the terms of agreement, the Company and Merck agreed to jointly develop the clinical and marketing strategy for muraglitazar, share equally in future development and commercialization costs and copromote the product to physicians on a global basis, with Merck to receive payments based on net sales levels.

In December 2004 the Company submitted an NDA to the FDA for regulatory approval of muraglitazar. In September 2005, the Company and Merck announced the FDA’s Endocrinologic and Metabolic Drugs Advisory Committee voted to recommend approval of muraglitazar for the treatment of type 2 diabetes, for use as a monotherapy and in combination with metformin. On October 18, 2005, the FDA issued an approvable letter for muraglitazar requesting additional information from ongoing clinical trials to more fully address the cardiovascular safety profile of muraglitazar. The Company determined that to receive regulatory approval and to achieve commercial success, additional studies may be required because ongoing muraglitazar trials are not designed to answer the questions raised by the FDA. The additional studies may take approximately five years to complete. The Company will continue discussions with the FDA. Merck advised the Company of their intent to terminate the agreement and the Company has agreed to begin discussions to terminate the agreement. The Company is in the process of evaluating a range of options including conducting additional studies or terminating further development of muraglitazar.

The upfront and milestone payments of $155 million, which are non-refundable, were deferred and are being amortized to other income over the expected remaining useful life of the agreement which is approximately sixteen years. The Company recognized $2 million of these payments in other income for each of the three month periods ended September 30, 2005 and September 30, 2004, respectively, and $7 million and $3 million for the nine months ended September 30, 2005 and 2004, respectively. The unamortized portion of the milestone payment is recorded in other liabilities and was $144 million as of September 30, 2005 and $151 million as of December 31, 2004.

Note 3. Restructuring

In the third quarter of 2005, the Company recorded pre-tax charges of $2 million related to employee termination benefits for approximately 13 selling and administrative personnel and asset impairment charges, which were offset by a $7 million adjustment reflecting a change in estimate for restructuring actions taken in prior periods.

The following table presents a detail of the charges by segment and type for the three months ended September 30, 2005. The Company expects to substantially complete these activities by late 2005.

	Employees	Termination Benefits	Asset Write-Downs	Total
	(dollars in millions)
Pharmaceuticals	—	$—	$1	$1
Nutritionals	13	1	—	1
Changes in estimates	—	(7)	—	(7)

Restructuring as reflected in the statement of earnings	13	$(6)	$1	$(5)

In the nine months ended September 30, 2005, the Company recorded pre-tax charges of $8 million related to the termination benefits and other related costs for workforce reductions and downsizing and streamlining of worldwide operations primarily in Latin America, Europe, Africa and Asia. Of these charges, $6 million related to employee termination benefits and related expenses for approximately 122 selling and administrative personnel, $1 million related to retention bonuses and $1 million related to asset impairments. These charges were offset by an $8 million adjustment reflecting changes in estimates for restructuring actions taken in prior periods.

The following table presents a detail of the charges by segment and type for the nine months ended September 30, 2005. The Company expects to substantially complete these activities by late 2005.

	Employees	Termination Benefits	Other Exit Costs	Relocation and Retention	Asset Write-Downs	Total
	(dollars in millions)
Pharmaceuticals	102	$3	$1	$1	$1	$6
Nutritionals	13	1	—	—	—	1
Related Healthcare	7	1	—	—	—	1
Changes in estimates	—	(7)	(1)	—	—	(8)

Restructuring as reflected in the statement of earnings	122	$(2)	$—	$1	$1	$—

Note 3. Restructuring (Continued)

In the third quarter of 2004, the Company recorded pre-tax charges of $59 million related to the termination benefits and other related costs for workforce reductions and downsizing and streamlining of worldwide operations primarily in the United States, Canada, Europe and Puerto Rico. Of these charges, $58 million related to employee termination benefits and related expenses for approximately 1,060 selling, administrative and manufacturing personnel, and $1 million related to the consolidation of certain research facilities. These charges were partially offset by a $2 million adjustment reflecting changes in estimates for restructuring actions taken in prior periods.

The following table presents a detail of the charges by segment and type for the three months ended September 30, 2004. The Company has substantially completed these restructuring activities.

	Employees	Termination Benefits	Other Exit Costs	Relocation and Retention	Total
	(dollars in millions)
Pharmaceuticals	1,060	$58	$—	$1	$59
Changes in estimates	—	—	(2)	—	(2)

Restructuring as reflected in the statement of earnings	1,060	$58	$(2)	$1	$57

In the nine months ended September 30, 2004, the Company recorded pre-tax charges of $82 million related to the termination benefits and other related costs for workforce reductions and downsizing and streamlining of worldwide operations primarily in Israel, the United States, Canada, Europe and Puerto Rico. Of these charges, $75 million related to employee termination benefits and related expenses for approximately 1,270 selling, administrative and manufacturing personnel, $1 million related to asset impairments, $5 million of expense related to the consolidation of certain research facilities and $1 million of retention bonuses. These charges were partially offset by a $7 million adjustment reflecting changes in estimates for restructuring actions taken in prior periods.

The following table presents a detail of the charges by segment and type for the nine months ended September 30, 2004. The Company has substantially completed these restructuring activities.

	Employees	Termination Benefits	Other Exit Costs	Asset Write-Downs	Relocation and Retention	Total
	(dollars in millions)
Pharmaceuticals	1,212	$67	$3	$1	$6	$77
Related Healthcare	15	2	—	—	—	2
Corporate/Other	43	3	—	—	—	3
Changes in estimates	—	(3)	(3)	(1)	—	(7)

Restructuring as reflected in the statement of earnings	1,270	$69	$—	$—	$6	$75

Restructuring charges and spending against accrued liabilities associated with prior and current actions are as follows:

	Employee Termination Liability	Other Exit Costs Liability	Total
	(dollars in millions)
Balance at December 31, 2003	$51	$7	$58
Charges	102	5	107
Spending	(68)	(9)	(77)
Changes in estimates	(8)	—	(8)

Balance at December 31, 2004	77	3	80
Charges	5	1	6
Spending	(38)	(3)	(41)
Changes in estimates	(7)	(1)	(8)

Balance at September 30, 2005	$37	$—	$37

Note 4. Acquisitions and Divestitures

In September 2005, the Company entered into a definitive agreement to sell its inventory, trademark, patent and intellectual property rights related to DOVONEX in the United States to Warner Chilcott Company, Inc. for $200 million in cash. In addition, the Company will receive a royalty based on 5% of net sales of DOVONEX through the end of 2007. The transaction is expected to close in early 2006, subject to customary regulatory approvals.

In the third quarter of 2005, the Company completed the sale of its U.S. and Canadian Consumer Medicines business and related assets (Consumer Medicines) to Novartis AG (Novartis). Under the terms of the agreement, Novartis acquired the trademarks, patents and intellectual property rights of Consumer Medicines for $661 million in cash, including the impact of a working capital adjustment, of which $15 million is attributable to a post-closing supply arrangement between the Company and Novartis. The related assets include the rights to the U.S. Consumer Medicines brands in Latin America, Europe, the Middle East and Africa. The transaction was accounted for in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The results of operations of Consumer Medicines are included in the Company’s consolidated statement of earnings up to the date of disposal. As a result of this transaction, the Company recorded a pre-tax gain of $569 million ($370 million net of tax) in the third quarter of 2005.

In April 2004, the Company completed the acquisition of Acordis Speciality Fibres (Acordis). The Company purchased all the stock of Acordis for $150 million and incurred $8 million of acquisition costs in connection with the transaction. An additional $10 million payment is contingent on the achievement of future production volumes. The purchase price for the acquisition was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. Of the $158 million, $63 million was allocated to in-process research and development, which was immediately expensed, and $22 million was assigned to identifiable intangible assets, predominantly patents. The excess of the purchase price over the estimated fair values of net assets acquired was recorded as goodwill. This acquisition was accounted for by the purchase method, and, accordingly, results of operations have been included in the accompanying consolidated financial statements from the date of acquisition.

In February 2004, the Company completed the divestiture of its Adult Nutritional business to Novartis for $386 million, including $20 million contingent on the achievement of contractual requirements, which were satisfied, and a $22 million upfront payment for a supply agreement. The Company recorded a total pre-tax gain of $320 million ($198 million net of tax), which included the $20 million contingent payment and a $5 million reduction in Company goodwill associated with the Mead Johnson product lines.

Note 5. Discontinued Operations

In May 2005, the Company completed the sale of Oncology Therapeutics Network (OTN) to One Equity Partners LLC for cash proceeds of $197 million, including the impact of a working capital adjustment. The Company recorded a pre-tax gain of $63 million ($13 million net of tax), presented as a gain on sale of discontinued operations in the consolidated statement of earnings.

The following amounts related to the OTN business have been segregated from continuing operations and reported as discontinued operations through the date of disposition, and do not reflect costs of certain services provided to OTN by the Company. Such costs, which were not allocated by the Company to OTN, were for services which included legal counsel, insurance, external audit fees, payroll processing, and certain human resource services and information technology systems support.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(dollars in millions)
Net sales	$—	$649	$1,015	$1,815
Earnings/(loss) before income taxes	—	5	(8)	16
Net earnings/(loss) from discontinued operations	—	3	(5)	10

The consolidated statement of cash flows includes the OTN business through the date of disposition. The Company uses a centralized approach to the cash management and financing of its operations and accordingly, debt was not allocated to this business. Cash flows from operating and investing activities of discontinued operations consist of outflows of $265 million and inflows of $90 million for the nine months ended September 30, 2005 and 2004, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(dollars in millions, except per share amounts)
Basic:
Earnings from Continuing Operations	$964	$755	$2,493	$2,239
Discontinued Operations
Net Earnings	—	3	(5)	10
Net Gain on Disposal	—	—	13	—

Net Earnings	$964	$758	$2,501	$2,249

Basic Earnings Per Share:
Average Common Shares Outstanding	1,953	1,942	1,951	1,941

Earnings from Continuing Operations	$.49	$.39	$1.28	$1.16
Discontinued Operations
Net Earnings	—	—	—	—
Net Gain on Disposal	—	—	—	—

Net Earnings per Common Share	$.49	$.39	$1.28	$1.16

Diluted:
Earnings from Continuing Operations	$964	$755	$2,493	$2,239
Interest expense on conversion of convertible debt bonds, net of tax	6	1	15	4
Discontinued Operations
Net Earnings	—	3	(5)	10
Net Gain on Disposal	—	—	13	—

Net Earnings	$970	$759	$2,516	$2,253

Diluted Earnings Per Share:
Average Common Shares Outstanding	1,953	1,942	1,951	1,941
Conversion of convertible debt bonds	29	29	29	29
Incremental shares outstanding assuming the exercise of dilutive stock options	2	4	3	5

	1,984	1,975	1,983	1,975

Earnings from Continuing Operations	$.49	$.38	$1.27	$1.14
Discontinued Operations
Net Earnings	—	—	—	—
Net Gain on Disposal	—	—	—	—

Net Earnings per Common Share	$.49	$.38	$1.27	$1.14

Weighted-average shares issuable upon the exercise of stock options, which were not included in the diluted earnings per share calculation because they were not dilutive, were 139 million for the three and nine month periods ended September 30, 2005 and 129 million for the three and nine month periods ended September 30, 2004.

Note 7. Other (Income)/Expense, Net

The components of other (income)/expense, net are:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(dollars in millions)
Interest expense	$79	$80	$249	$219
Interest income	(28)	(29)	(96)	(67)
Foreign exchange transaction (gains)/losses	—	(20)	47	35
Other, net	(13)	(15)	(32)	(125)

Other expense, net	$38	$16	$168	$62

Interest expense was reduced by net interest swap gains of $7 million and $39 million for the three months ended September 30, 2005 and 2004, respectively, and $50 million and $120 million for the nine months ended September 30, 2005 and 2004, respectively. Interest income relates primarily to cash, cash equivalents and investments in marketable securities. Other income includes income from third-party contract manufacturing, royalty income, gains and losses on disposal of investments and property, plant and equipment and debt retirement costs.

Note 8. Income Taxes

The effective income tax rate on earnings from continuing operations before minority interest and income taxes was 31.2% and 20.5% for the three and nine months ended September 30, 2005, respectively, compared with 20.9% and 22.3% for the three and nine months ended September 30, 2004, respectively. The higher effective tax rate for the three months ended September 30, 2005 was due primarily to a higher concentration of pre-tax earnings in the U.S. and Canada attributable to the sale of Consumer Medicines and lower foreign tax credits. The lower effective tax rate for the nine months ended September 30, 2005 was due primarily to a tax benefit associated with the release of contingency reserves resulting from the settlement of examinations by the Internal Revenue Service for the years 1998 through 2001, a change in estimate related to the reduction of a deferred tax provision established in the fourth quarter of 2004 for special dividends under the American Jobs Creation Act of 2004 (AJCA), partially offset by higher taxes on the sale of Consumer Medicines, lower foreign tax credits, and the unfavorable treatment of certain litigation reserves.

In the fourth quarter of 2004, the Company disclosed that it anticipated repatriating approximately $9 billion in special dividends in 2005 and recorded a $575 million provision for deferred taxes pursuant to the AJCA as enacted and other pending matters. In the first quarter of 2005, the Company repatriated approximately $6.2 billion in special dividends from foreign subsidiaries and anticipates repatriating the remainder of the $9 billion in the fourth quarter of 2005. The Company expects that it will use the special dividends in accordance with requirements established by the AJCA and the U.S. Treasury Department. During the second quarter of 2005, the U.S. Treasury Department issued AJCA related guidance clarifying that the “gross-up” for foreign taxes associated with the special dividends also qualifies for the 5.25% tax rate established by the AJCA. As a result of this guidance, the Company reduced the $575 million provision by recording a benefit of approximately $135 million in its tax provision for the second quarter of 2005. Except for earnings associated with the special dividends discussed above, U.S. income taxes have not been provided on the balance of unremitted earnings of non-U.S. subsidiaries, since the Company has invested or expects to invest such earnings permanently offshore.

Note 9. Inventories

The major categories of inventories follow:

	September 30, 2005	December 31, 2004
	(dollars in millions)
Finished goods	$916	$1,097
Work in process	789	458
Raw and packaging materials	348	275

	$2,053	$1,830

The Company has acquired raw and bulk materials in preparation for the manufacturing of potential products in anticipation of their commercialization. If regulatory approval is not granted or delayed, the value of inventory could be impaired. As of September 30, 2005, the carrying value of these inventories were $125 million and no allowance has been provided. Of the total carrying value of inventories that could be impaired, ORENCIA®, a biologic compound proposed for the treatment of rheumatoid arthritis which the Company has filed a BLA with the FDA and is awaiting FDA’s actions, represents a significant portion of the total.

Note 10. Property, Plant and Equipment

The major categories of property, plant and equipment follow:

	September 30, 2005	December 31, 2004
	(dollars in millions)
Land	$282	$290
Buildings	4,533	4,497
Machinery, equipment and fixtures	4,519	4,686
Construction in progress	578	536

	9,912	10,009
Less accumulated depreciation	4,263	4,244

Property, plant and equipment, net	$5,649	$5,765

Note 11. Goodwill

The changes in the carrying amount of goodwill for the year ended December 31, 2004 and the nine months ended September 30, 2005 were as follows:

	Pharmaceuticals Segment	Nutritionals Segment	Related Healthcare Segment	Discontinued Operations	Total
	(dollars in millions)
Balance as of December 31, 2003	$4,448	$118	$190	$80	$4,836
Purchase accounting adjustments:
Reduction due to sale of Adult Nutritional Business	—	(5)	—	—	(5)
Purchase price and allocation adjustments	—	—	74	—	74

Balance as of December 31, 2004	4,448	113	264	80	4,905
Purchase accounting adjustments:
Reduction due to sale of OTN	—	—	—	(80)	(80)
Reduction due to sale of Consumer Medicines	—	—	(1)	—	(1)

Balance as of September 30, 2005	$4,448	$113	$263	$—	$4,824

Note 12. Other Intangible Assets

As of September 30, 2005 and December 31, 2004, other intangible assets consisted of the following:

	September 30, 2005	December 31, 2004
	(dollars in millions)
Patents / Trademarks	$270	$278
Less accumulated amortization	106	90

Patents / Trademarks, net	164	188

Licenses	459	523
Less accumulated amortization	106	116

Licenses, net	353	407

Technology	1,787	1,787
Less accumulated amortization	636	516

Technology, net	1,151	1,271

Capitalized Software	714	710
Less accumulated amortization	394	316

Capitalized Software, net	320	394

Total other intangible assets, net	$1,988	$2,260

Note 12. Other Intangible Assets (Continued)

Amortization expense for other intangible assets for the three months ended September 30, 2005 and 2004 was $84 million and $83 million, respectively, and for the nine months ended September 30, 2005 and 2004 was $263 million and $227 million, respectively.

Expected amortization expense related to the carrying amount of other intangible assets is as follows:

(dollars in millions)
For the year ended December 31:
2005	352
2006	347
2007	321
2008	267
2009	235
Later Years	738

Note 13. Short-term Borrowings and Long-term Debt

Short-term borrowings were $277 million at September 30, 2005, compared with $1,883 million at December 31, 2004, primarily as result of the retirement of U.S. commercial paper. The balance of commercial paper outstanding at December 31, 2004 was $1,665 million, with an average interest rate of 2.3% per annum.

Long-term debt was $5,895 million at September 30, 2005 compared to $8,463 million at December 31, 2004. During the second quarter of 2005, the Company repurchased all of its outstanding $2.5 billion aggregate principal amount 4.75% Notes due 2006, and incurred an aggregate pre-tax loss of approximately $69 million in connection with the early redemption of the Notes and termination of related interest rate swaps.

In August 2005 a wholly-owned subsidiary of the Company entered into a new $2.5 billion term loan facility with a syndicate of lenders. Borrowings under this facility will be guaranteed by the Company, the subsidiaries of the borrower and by certain European subsidiaries of the Company. This facility contains a five-year tranche of up to $2.0 billion and a two-year tranche of up to $500 million. The Company is subject to substantially the same covenants as those included in its December 2004 Revolving Credit facility. The Company is also subject to further restrictions, including certain financial covenants. Prior to borrowing any proceeds against the facility, the Company obtained a waiver from the lenders for a covenant default under this facility due to a one-time intercompany distribution.

Note 14. Accumulated Other Comprehensive Income (Loss)

The accumulated balances related to each component of other comprehensive income (loss) are as follows:

	Foreign Currency Translation	Deferred Loss on Effective Hedges	Available for Sale Securities	Minimum Pension Liability Adjustment	Total Accumulated Other Comprehensive Loss
	(dollars in millions)
Balance at December 31, 2003	$(491)	$(258)	$24	$(130)	$(855)
Other comprehensive income (loss)	63	109	(7)	—	165

Balance at September 30, 2004	$(428)	$(149)	$17	$(130)	$(690)

Balance at December 31, 2004	$(283)	$(309)	$23	$(223)	$(792)
Other comprehensive income (loss)	(211)	283	(20)	—	52

Balance at September 30, 2005	$(494)	$(26)	$3	$(223)	$(740)

Note 15. Business Segments

The Company has three reportable segments—Pharmaceuticals, Nutritionals and Related Healthcare. The Pharmaceuticals segment is comprised of the global pharmaceutical and international consumer medicines businesses. The Nutritionals segment consists of Mead Johnson, primarily an infant formula business. The Related Healthcare segment consists of the ConvaTec, Medical Imaging and Consumer Medicines (United States and Canada) businesses. Corporate/Other consists principally of interest income, interest expense, certain administrative expenses and allocations to the business segments for certain programs. In the third quarter of 2005, the Company completed the sale of its Consumer Medicines business of which the gain was recorded in Corporate/Other. For additional information on the sale of Consumer Medicines, see “—Note 4. Acquisitions and Divestitures.”

	Three Months Ended September 30,				Nine Months Ended September 30,
	Net Sales		Earnings Before Minority Interest and Income Taxes		Net Sales		Earnings Before Minority Interest and Income Taxes
	(dollars in millions)				(dollars in millions)
	2005	2004	2005	2004	2005	2004	2005	2004
Pharmaceuticals	$3,778	$3,848	$915	$1,127	$11,242	$11,414	$2,884	$3,309
Nutritionals	547	484	150	126	1,621	1,496	494	466
Related Healthcare	442	446	125	131	1,325	1,313	365	396

Total Segments	4,767	4,778	1,190	1,384	14,188	14,223	3,743	4,171
Corporate/Other	—	—	436	(238)	—	—	(59)	(792)

Total	$4,767	$4,778	$1,626	$1,146	$14,188	$14,223	$3,684	$3,379

Note 16. Pension and Other Postretirement Benefit Plans

The Company and certain of its subsidiaries have defined benefit pension plans and defined contribution plans for regular full-time employees. The principal pension plan is the Bristol-Myers Squibb Retirement Income Plan. The funding policy is to contribute amounts to provide for current service and to fund past service liability. Plan benefits are based primarily on the participant’s years of credited service and compensation. Plan assets consist principally of equity and fixed-income securities.

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

Cost of the Company’s deferred benefits and postretirement benefit plans included the following components for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended September 30,				Nine Months Ended September 30,
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
	2005	2004	2005	2004	2005	2004	2005	2004
	(dollars in millions)				(dollars in millions)
Service cost — benefits earned during the period	$63	$45	$3	$1	$166	$130	$8	$6
Interest cost on projected benefit obligation	97	76	10	4	259	226	31	30
Expected return on plan assets	(118)	(95)	(6)	(2)	(314)	(280)	(18)	(11)
Net amortization and deferral	62	40	—	1	166	119	—	11

Total net periodic benefit cost	$104	$66	$7	$4	$277	$195	$21	$36

Contributions

For the three and nine months ended September 30, 2005, there were no cash contributions to the U.S. pension plans, and $49 million and $87 million, respectively, were contributed to the international pension plans. The Company expects contributions to the international pension plans for the year ended December 31, 2005 will be in the range of $90 million to $110 million. There was no cash funding for other benefits.

Those cash benefit payments from the Company, which are classified as contributions in the SFAS No. 132 disclosure, for the three and nine months ended September 30, 2005, totaled $3 million and $12 million, respectively, for pension benefits, and $16 million and $49 million, respectively, for other benefits.

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

The Company’s decision to obtain insurance coverage is dependent on market conditions, including cost and availability, existing at the time such decisions are made. As a result of external factors, the availability of insurance has become more restrictive while the cost has increased significantly. The Company has evaluated its risks and has determined that the cost of obtaining insurance outweighs the benefits of coverage protection against losses and as such, became self-insured for product liabilities effective July 1, 2004. The Company will continue to evaluate these risks and benefits to determine its insurance needs in the future.

PLAVIX* Litigation

PLAVIX* is currently the Company’s largest product ranked by net sales. Net sales of PLAVIX* were approximately $3.3 billion for the year ended December 31, 2004. The PLAVIX* patents are subject to a number of challenges in the United States and Canada as described below.

Currently, the Company expects PLAVIX* to have market exclusivity in the United States until 2011. If the composition of matter patent for PLAVIX* is found not infringed, invalid and/or unenforceable at the U.S. District Court level, the FDA could then approve the defendants’ ANDAs to sell generic clopidogrel, and generic competition for PLAVIX* could begin before the Company has exhausted its appeals. Such generic competition would likely result in substantial decreases in the sales of PLAVIX* in the United States. The statutory stay imposed on the approval of the first-filed ANDA by the filing of the lawsuit on the ‘265 patent under the Hatch-Waxman Act expired May 17, 2005. Accordingly, the company that filed the first ANDA could obtain final approval at any time and decide to launch a generic product at risk assuming the ANDA application meets the regulatory requirements for approval. Thus there is no legal impediment to final approval of an ANDA and a corresponding generic launch at any time assuming the ANDA application meets the regulatory requirements for approval.

United States

The Company’s U.S. territory partnership under its alliance with Sanofi is a plaintiff in four pending patent infringement lawsuits instituted in the U.S. District Court for the Southern District of New York entitled Sanofi-Synthelabo, Sanofi-Synthelabo Inc., and Bristol-Myers Squibb Sanofi Pharmaceuticals Holding Partnership v. Apotex Inc. and Apotex Corp. (Apotex), 02-CV-2255 (SHS); Sanofi-Synthelabo, Sanofi-Synthelabo Inc. and Bristol-Myers Squibb Sanofi Pharmaceuticals Holding Partnership v. Dr. Reddy’s Laboratories, LTD, and Dr. Reddy’s Laboratories, Inc., 02-CV-3672 (SHS); Sanofi-Synthelabo, Sanofi-Synthelabo Inc., and Bristol-Myers Squibb Sanofi Pharmaceuticals Holding Partnership vs. Teva Pharmaceuticals USA, Inc. and Teva Pharmaceuticals Industries, Ltd., 04-CV-7458 and Sanofi-Aventis, Sanofi-Synthelabo Inc., and Bristol-Myers Squibb Sanofi Pharmaceuticals Holding Partnership v. Cobalt Pharmaceuticals Inc., 05-CV-8055 (SHS). Teva Pharmaceuticals Industries, Ltd. has since been dismissed from the case. Proceedings involving PLAVIX* also have been instituted outside the United States.

The U.S. suits were filed on March 21, 2002, May 14, 2002, September 23, 2004 and September 16, 2005 respectively, and were based on U.S. Patent No. 4,847,265, a composition of matter patent, which discloses and claims, among other things, the hydrogen sulfate salt of clopidogrel, which is marketed as PLAVIX*. The first two suits were also based on U.S. Patent No. 5,576,328, which discloses and claims, among other things, the use of clopidogrel to prevent a secondary ischemic event. The plaintiffs later withdrew Patent No. 5,576,328 from the two lawsuits. Plaintiffs’ infringement position is based on defendants’ filing of their Abbreviated New Drug Applications (ANDA) with the FDA, seeking approval to sell generic clopidogrel bisulfate prior to the expiration of the composition of matter patent in 2011. The defendants responded by alleging that the patent is invalid and/or unenforceable. Apotex has added antitrust counterclaims. The first two cases were consolidated for discovery. Fact discovery closed on October 15, 2003 and expert discovery was completed in November 2004. The joint pretrial order was submitted May 27, 2005, and the court approved it. The court has scheduled trial in the Apotex matter to begin on April 3, 2006. The Apotex case will be tried without a jury. Plaintiffs filed a motion to consolidate the Dr. Reddy’s case with the Apotex case for trial. That motion is pending before the court. In a stipulation approved by the U.S. District Court for the Southern District of New York on April 15, 2005, all parties to the patent infringement litigation against Teva have agreed that the Teva litigation will be stayed, pending resolution of the Apotex and Dr. Reddy’s litigation, and that the parties to the Teva litigation will be bound by the outcome of the litigation in the District Court against Apotex or Dr. Reddy. On April 18, 2005, the Court denied as moot the pending motion to consolidate the Teva litigation with the litigation against Apotex and Dr. Reddy’s, as a result of the Court’s approval of the stipulation. A similar stipulation was submitted to the court for approval in the Cobalt case on October 12, 2005.

On April 20, 2005, Apotex filed a complaint for declaratory judgment against Sanofi-Aventis, Sanofi-Aventis, Inc., and Bristol-Myers Squibb Sanofi Pharmaceuticals Holding Partnership. The complaint seeks a declaratory judgment that the ‘265 patent is unenforceable due to alleged inequitable conduct committed during the prosecution of the patent. The defendants responded by submitting a motion to dismiss, which the court granted on September 12, 2005. Apotex has filed an appeal to the United States Court of Appeals for the Federal Circuit.

The Company’s U.S. territory partnership under its alliance with Sanofi is a plaintiff in another pending patent infringement lawsuit instituted in the U.S. District Court for the District of New Jersey entitled Sanofi-Synthelabo, Sanofi-Synthelabo Inc. and Bristol-Myers Squibb Sanofi Pharmaceuticals Holding Partnership v. Watson Pharmaceuticals, Inc. and Watson Laboratories, Inc. 2:04-CV-4926. The suit was filed October 7, 2004 and was based on U.S. patent 6,429,210, which discloses and claims a particular crystalline or polymorph form of the hydrogen sulfate salt of clopidogrel, which is marketed as PLAVIX*. The case is in the discovery phase. Fact discovery is scheduled to close on January 16, 2006.

Note 17. Legal Proceedings and Contingencies (Continued)

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

Sanofi-Synthelabo and Sanofi-Synthelabo Canada Inc. also instituted a prohibition action in the Federal Court of Canada against Apotex and the Minister of Health in response to a NOA directed against Canadian Patent 2,334,870 covering the form 2 polymorph of clopidogrel bisulfate. Apotex seeks approval of its ANDS before expiration of the ‘870 patent in 2019. Apotex alleges in its NOA that it does not infringe the ‘870 patent and that it is invalid. That action was discontinued.

Sanofi-Aventis and Sanofi-Synthelabo Canada Inc. instituted a prohibition action in the Federal Court of Canada against Novopharm Limited (Novopharm) and the Minister of Health in response to a Notice of Allegation from Novopharm directed against Canadian Patent 1,336,777 covering clopidogrel bisulfate. Novopharm’s NOA indicated that it had filed an ANDS for clopidogrel bisulfate tablets and that it sought approval (a Notice of Compliance) of that ANDS before the expiration of Canadian Patent 1,336,777, which expires August 12, 2012. Novopharm’s NOA further alleged that the ‘777 patent was invalid. Novopharm has since withdrawn its NOA and agreed to be bound by the result in the Apotex proceeding. The prohibition action has therefore been discontinued.

Sanofi-Aventis and Sanofi-Synthelabo Canada instituted a prohibition action in the Federal Court of Canada against Cobalt Pharmaceuticals Inc. and the Minister of Health in response to a Notice of Allegation from Cobalt directed against Canadian patents 1,336,777 and 2,334,870. Cobalt’s NOA indicated that it has filed an ANDS for clopidogrel bisulfate tablets and that it sought a Notice of Compliance for that ANDS before the expiration of the ‘777 and ‘870 patents. Cobalt alleged that the ‘777 patent was invalid and that the ‘870 patent was invalid and not infringed. The proceeding is in its early stages.

United Kingdom

In December 2004, Aircoat Limited (Aircoat) filed a nullity petition in the Court of Session in Glasgow, Scotland. By its nullity petition, Aircoat seeks revocation of European Patent 0 281 459, which has been registered in the United Kingdom. European Patent 0 281 459 covers, inter alia, clopidogrel bisulfate, the active ingredient in PLAVIX*. Aircoat specifically alleges that the claims of European Patent 0 281 459 are invalid and the UK patent should be revoked on the grounds of lack of novelty and/or lack of inventive step. Aircoat withdrew its nullity petition and the court dismissed the action on August 4, 2005. Aircoat has no right to appeal the dismissal of the action.

Although the plaintiffs intend to vigorously pursue enforcement of their patent rights in PLAVIX*, it is not possible at this time reasonably to assess the outcome of these lawsuits, or, if the Company were not to prevail in these lawsuits, the timing of potential generic competition for PLAVIX*. It also is not possible reasonably to estimate the impact of these lawsuits on the Company.

However, loss of market exclusivity of PLAVIX* and the subsequent development of generic competition would be material to the Company’s sales of PLAVIX* and results of operations and cash flows, and could be material to its financial condition and liquidity.

Note 17. Legal Proceedings and Contingencies (Continued)

OTHER PATENT LITIGATION

TEQUIN. The Company and Kyorin Pharmaceuticals Co., Ltd. (Kyorin) commenced a patent infringement action on March 23, 2004, against Teva USA and Teva Industries in the United States District Court for the Southern District of New York, relating to the antibiotic gatifloxacin, for which Kyorin holds the composition of matter patent and which the Company sells as TEQUIN. Teva Industries has since been dismissed from the case. This action relates to Teva’s filing of an ANDA for a generic version of gatifloxacin tablets with a certification that the composition of matter patent, which expires in December 2007 but which has been granted a patent term extension until December 2009, is invalid or not infringed. The filing of the suit places a stay on the approval of Teva’s generic product until June 2007, unless there is a court decision adverse to the Company and Kyorin before that date. Trial in this matter has been scheduled to begin on May 1, 2006.

TEQUIN (injectable form). The Company and Kyorin commenced patent infringement actions on March 8, 2005, against Apotex Inc. and Apotex Corp., and against Sicor Pharmaceuticals, Inc., Sicor Inc., Sicor Pharmaceuticals Sales Inc., Teva Pharmaceuticals USA, Inc., and Teva Pharmaceutical Industries Ltd. in the United States District Court for the Southern District of New York, relating to injectable forms of the antibiotic gatifloxacin, for which Kyorin holds the composition of matter patent and which the Company sells as TEQUIN. The action related to Apotex’s and Sicor’s filing of ANDAs for generic versions of injectable gatifloxacin with p(IV) certifications that the composition of the matter patent, which expires December 2007 but which was granted a patent term extension until December 2009, is invalid. The filing of the lawsuits places stays on the approvals of both Apotex’s and Sicor’s generic products until July/August 2007, unless there is a court decision adverse to the Company and Kyorin before that date. The Sicor case was consolidated with the above proceeding. In a stipulation approved by the U.S. District Court for the Southern District of New York on August 22, 2005, the parties agreed that the Apotex case will be stayed pending resolution of the Teva and Sicor cases, and that the parties will be bound by the outcome of the above litigation.

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

Note 17. Legal Proceedings and Contingencies (Continued)

SECURITIES LITIGATION

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

The court certified two separate classes: a class relating to the period from November 8, 1999 to April 19, 2000 (the “First Class Period”) and a class relating to the period from March 22, 2001 to March 20, 2002 (the “Second Class Period”). The First Class Period involves claims related to VANLEV’s efficacy, safety and/or potential to be a blockbuster drug. The Second Class Period involves claims related to VANLEV’s potential to be a blockbuster drug. The class certifications are without prejudice to defendants’ rights to fully contest the merits of plaintiff’s claims. The plaintiff seeks compensatory damages, costs and expenses on behalf of shareholders with respect to the two class periods.

On December 17, 2004, the Company and the other defendants made a motion for summary judgment as to all of plaintiff’s claims. In January 2005, the plaintiff moved for leave to file a third amended complaint, seeking to combine the two class periods into one expanded class period from October 19, 1999 through March 19, 2002 and to add further allegations that the Company, Peter R. Dolan, Charles A. Heimbold, Jr., and Peter S. Ringrose, Ph.D. disseminated materially false and misleading statements and or failed to disclose material information concerning the safety, efficacy and commercial viability of VANLEV. The Magistrate Judge denied the plaintiff’s motion. Plaintiff appealed to the District Court.

On August 17, 2005, the Court granted in part and denied in part the summary judgment motion and also affirmed the Magistrate Judge’s denial of plaintiff’s motion for leave to amend their complaint. The Court also dismissed two of the three individual defendants, Peter R. Dolan and Peter S. Ringrose, from the case.

On October 18, 2005 the parties participated in a court-ordered mediation of the litigation. The parties are required to respond to the mediator’s proposed number to settle the litigation on November 15, 2005. A settlement of the matter could be material to results of operations.

It is not possible at this time reasonably to assess the final outcome of this litigation or reasonably to estimate the possible loss or range of loss with respect to this litigation. If the Company were not to prevail in final, non-appealable determinations of this litigation, the impact could be material to results of operations.

Other Securities Matters

In 2002, the Company and certain of its current and former officers were named as defendants in a number of securities class actions, which were consolidated in the United States District Court for the Southern District of New York. In 2003, the plaintiffs filed a consolidated amended class action complaint alleging violations of federal securities laws and regulations in connection with sales incentives and wholesaler inventory levels and ImClone, and ImClone’s product, ERBITUX*. In 2004, the Court certified the action as a class action, approved a settlement of the action, and dismissed the case with prejudice.

Note 17. Legal Proceedings and Contingencies (Continued)

Approximately 58 million shares were excluded from this class action settlement pursuant to requests for exclusion. Of those, plaintiffs purporting to hold approximately 44.5 million shares brought four suits in New York State Supreme Court. Those four actions have been settled and dismissed with prejudice.

Also in 2002 and 2003, certain of the Company’s current and former officers and directors were named as defendants in a number of derivative suits, which were consolidated in the United States District Court for the Southern District of New York. Plaintiffs filed a consolidated, amended, derivative complaint against certain members of the board of directors, current and former officers, PwC and the Company. That complaint alleged, among other things, violations of federal securities laws and breaches of fiduciary duty by certain individual defendants in connection with the Company’s conduct concerning, among other things: safety, efficacy and commercial viability of VANLEV (as discussed above); the Company’s sales incentives to certain wholesalers and the inventory levels of those wholesalers; the Company’s investment in and relations with ImClone and ImClone’s product ERBITUX*; and alleged anticompetitive behavior in connection with BUSPAR and TAXOL®. The lawsuit also alleged malpractice (negligent misrepresentation and negligence) by PwC. The parties reached a settlement of the action, under which the Company agreed to adopt certain corporate governance enhancements and not to oppose plaintiffs’ attorneys’ request for up to $4.75 million in fees. On May 13, 2005, the District Court approved the settlement and dismissed the action with prejudice. In July 2005, the Court awarded plaintiffs $3.5 million in attorneys fees, which were paid from directors’ and officers’ liability insurance proceeds. On June 8, 2005, a shareholder filed a notice of appeal with the Second Circuit. On August 17, 2005, that appeal was dismissed. Two similar actions which were pending in New York State court have been dismissed with respect to the Company and its current and former officers and directors.

On August 4, 2004, the Company entered into a final settlement with the SEC, concluding an investigation concerning certain wholesaler inventory and accounting matters. The Company agreed, without admitting or denying any liability, not to violate certain provisions of the securities laws. The Company also agreed to establish a $150 million fund, which will be distributed to certain Company shareholders under a plan of distribution established by the SEC.

The settlement does not resolve the ongoing investigation by the SEC of the activities of certain current and former members of the Company’s management in connection with the wholesaler inventory issues and other accounting matters. The Company is continuing to cooperate with this investigation.

On June 15, 2005, the United States Attorney’s Office for the District of New Jersey (the Office) filed a criminal complaint charging the Company with conspiracy to commit securities fraud in connection with a previously disclosed investigation by that Office, concerning the inventory and various accounting matters covered by the Company’s settlement with the SEC. In connection with the filing of that complaint, the Company and the Office entered into a Deferred Prosecution Agreement. Pursuant to that Agreement, the Company agreed to maintain and continue to implement remedial measures pursuant to the settlement with the SEC, take certain additional remedial actions and continue to cooperate with the U.S. Attorney’s Office, including with respect to the ongoing investigation regarding individual current and former employees of the Company, as well as to make an additional payment of $300 million into the fund for shareholders established pursuant to the Company’s settlement with the SEC. If the Company fulfills its obligations under the Deferred Prosecution Agreement, the Office will dismiss the criminal complaint two years from the date of its filing.

The Company and a number of the Company’s current and former officers were named as defendants in a purported class action filed in 2004 in the Circuit Court of Cook County, Illinois. The complaint made factual allegations similar to those made in the settled federal class action in the Southern District of New York and asserted common law fraud and breach of fiduciary duty claims on behalf of stockholders who purchased the Company’s stock before October 19, 1999 and held their stock through March 10, 2003. The Company removed the action to the United States District Court for the Northern District of Illinois and on July 1, 2005, the District Court dismissed the case with prejudice. On September 21, 2005, a similar case was filed in New York State Supreme Court. On October 7, 2005, the Company removed that case to the United States District Court for the Southern District of New York.

On November 18, 2004, a class action complaint was filed in the United States District Court for the Eastern District of Missouri against the Company, D&K Healthcare Resources, Inc. (D&K) and several current and former D&K directors and officers on behalf of purchasers of D&K stock between August 10, 2000 and September 16, 2002. The complaint alleges that the Company participated in fraudulently inflating the value of D&K stock by allegedly engaging in improper “channel-stuffing” agreements with D&K. BMS filed a motion to dismiss this case on January 28, 2005. That motion is under consideration by the court. Under the Private Securities Litigation Reform Act, discovery is automatically stayed pending the outcome of the motion to dismiss. The plaintiff has moved to partially lift the automatic stay. The court is considering that motion.

Note 17. Legal Proceedings and Contingencies (Continued)

ERISA Litigation

In December 2002 and the first quarter of 2003, the Company and others were named as defendants in five class actions brought under the Employee Retirement Income Security Act (ERISA) in the U.S. District Courts for the Southern District of New York and the District of New Jersey. These actions have been consolidated in the Southern District of New York under the caption In re Bristol-Myers Squibb Co. ERISA Litigation, 02 CV 10129 (LAP). An Amended Consolidated Complaint was served on August 18, 2003. A Second Amended Consolidated Complaint was filed on May 27, 2005 on behalf of four named plaintiffs and a putative class consisting of all participants in, or beneficiaries of, the Bristol-Myers Squibb Company Savings and Investment Program (Savings Plan) at any time between January 1, 1999 and March 10, 2003 whose accounts included investment in Company stock. The named defendants are the Company, the Bristol-Myers Squibb Company Savings Plan Committee (Committee), thirteen individuals who presently serve on the Committee or who served on the Committee in the recent past, Charles A. Heimbold, Jr. and Peter R. Dolan (the past and present Chief Executive Officers, respectively, and the Company). The Second Amended Consolidated Complaint generally alleges that the defendants breached their fiduciary duties under ERISA during the class period by, among other things, imprudently investing assets of the Savings Plan in Company stock; misrepresenting and failing to disclose truthful and adequate information about Company stock as a Savings Plan investment; and operating under conflicts of interest. In addition, all defendants except Heimbold and Dolan were alleged to have failed to monitor the other Savings Plan fiduciaries. These ERISA claims are predicated upon factual allegations similar to those raised in “Other Securities Matters” above, concerning, among other things: the safety, efficacy and commercial viability of VANLEV; the Company’s sales incentives to certain wholesalers and the inventory levels of those wholesalers; and alleged anticompetitive behavior in connection with BUSPAR and TAXOL®.

On June 6, 2005, counsel for plaintiffs and the Company entered into a Stipulation and Agreement of Settlement (Settlement). The Settlement provides, among other things, that the Company pay to the BMS Savings Plan Master Trust approximately $41 million less plaintiffs’ attorneys’ fees, costs and certain expenses (including notice costs). Additionally, the Company agreed to certain structural changes relating to plan administration and participant education. The Settlement provides for certification, for Settlement purposes only, of a class consisting of all persons who were participants in, or beneficiaries of, (i) the Bristol-Myers Squibb Company Savings and Investment Program; (ii) the Bristol-Myers Squibb Puerto Rico, Inc. Savings and Investment Program; and (iii) the Bristol-Myers Squibb Company Employee Incentive Thrift Plan, at any time between January 1, 1999 and March 10, 2003 and whose accounts in such plans included investments in the Bristol-Myers Squibb Company Stock Fund (excluding the individual defendants). The U.S. District Court for the Southern District of New York preliminarily approved the Settlement on June 22, 2005. Notice of the Settlement was completed by August 22, 2005. On October 12, 2005, the Court conducted a fairness hearing, issued final approval of the Settlement and awarded attorneys’ fees.

Pricing, Sales and Promotional Practices Litigation and Investigations

The Company, together with a number of other pharmaceutical manufacturers, is a defendant in several private class actions and in actions brought by the Nevada, Montana, Pennsylvania, Wisconsin, Kentucky, Illinois, Alabama and California Attorneys General, the City of New York and several New York counties that are pending in federal and state courts relating to the pricing of certain Company products. The federal cases, and some related state court cases that were removed to federal courts, have been consolidated for pre-trial purposes under the caption In re Pharmaceutical Industry Average Wholesale Price Litigation, MDL No. 1456, Civ. Action No. 01-CV-12257-PBS, before United States District Court Judge Patti B. Saris in the United States District Court for the District of Massachusetts (AWP Multidistrict Litigation). The Amended Master Complaint contains two sets of allegations against the Company. First, it alleges that the Company’s and many other pharmaceutical manufacturers’ reporting of prices for certain drug products (20 listed drugs in the Company’s case) had the effect of falsely overstating the Average Wholesale Price (AWP) published in industry compendia, which in turn improperly inflated the reimbursement paid to medical providers, pharmacists, and others who prescribed, administered or sold those products to consumers. Second, it alleges that the Company and certain other defendant pharmaceutical manufacturers conspired with one another in a program called the “Together Rx Card Program” to fix AWPs for certain drugs made available to consumers through the Program. The Amended Master Complaint asserts claims under the federal RICO and antitrust statutes and state consumer protection and fair trade statutes.

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

Note 17. Legal Proceedings and Contingencies (Continued)

In a Memorandum and Order dated August 16, 2005, the Court declined to certify any proposed classes as to pharmacy-dispensed drugs. It did, however, certify a class under the Massachusetts consumer fraud statute for persons and entities that paid for certain physician-administered drugs based on AWPs. The Court indicated that it would also certify a nationwide class of individual Medicare Part B beneficiaries who made an AWP-based co-payment for physician-administered drugs if plaintiffs were able to find suitable class representatives. Defendants have petitioned the United States Court of Appeals for the First Circuit for permission to appeal the certification of the Massachusetts-based classes. That petition is pending.

Discovery in the AWP Multidistrict Litigation closed as to the Company and four other defendant manufacturers on August 31, 2005. The current schedule calls for identification of proposed class representatives for the Medicare Part B class, challenges to those proposed representatives, expert reports, expert depositions and summary judgment briefing on liability issues during the second half of 2005 into early 2006.

The cases commenced by the Nevada, Montana, Pennsylvania, Wisconsin, Kentucky, Illinois, Alabama, and California Attorneys General (the Attorneys General AWP Cases) and the cases commenced by New York City and several New York counties (the New York City & County AWP Cases) include fraud and consumer protection claims, or in the case of California, state False Claims Act claims, similar to those in the Amended Master Complaint. Certain of the states, city and counties also have made additional allegations that defendants, including the Company, have violated state Medicaid statutes by, among other things, failing to provide the states with adequate rebates required under federal law.

In a series of decisions in June, September, and October 2004, affecting the Montana Attorney General’s case and the New York City & County AWP Cases which are proceeding in the AWP Multidistrict Litigation in coordination with the private class actions, the Court declined to find that the Medicaid rebate claims were preempted by federal law, but nevertheless dismissed many of the claims relating to “rebate” payments made by several drug manufacturers, including those claims relating to the Company as insufficiently pled. The Court allowed to proceed the state law claims that allege that the Company misreported AWPs. The Company has filed its answer to the claims remaining in the Montana Attorney General’s complaint. On June 15, 2005, New York City and all of the Counties that have sued thus far (except Suffolk, Nassau and Erie Counties, which continue to proceed separately) served the Company and other manufacturers with a Consolidated Complaint. The Consolidated Complaint contains claims similar to those in the prior, individual complaints of the City and Counties. Defendants anticipate moving to dismiss the Consolidated Complaint.

The Company also joined with other defendants in a motion to dismiss the Pennsylvania Attorney General’s action. In a decision filed February 1, 2005, the Pennsylvania Commonwealth Court granted the motion to dismiss on the ground that the plaintiff had failed to plead the complaint with the requisite particularity. The Attorney General has since served an Amended Complaint to which defendants have objected. Defendants’ objections to the Pennsylvania Complaint have been fully briefed and were heard by the Commonwealth Court on June 8, 2005. On July 16, 2004, the Nevada court denied the Company’s and other defendants’ motions to dismiss the complaint except as to the state RICO claim and granted the Attorney General leave to replead, in an opinion that was based on the prior rulings of the AWP Multidistrict Litigation Court. The Nevada court subsequently entered an order coordinating all discovery in that case with that in the AWP Multidistrict Litigation. The Company and other defendants also have made motions to dismiss in the other Attorneys General AWP Cases, with the exception of the California case which was not unsealed as to the Company until August 2005. Those motions to dismiss are currently pending.

The Company is also one of a number of defendants in a private class action making AWP based claims in Arizona state court and New Jersey state court. The Arizona case is currently stayed. The New Jersey case has been removed to the AWP Multidistrict Litigation Court where a motion is pending that will determine whether the case remains for pre-trial purposes in that Court or is remanded to New Jersey state court.

On or about October 8, 2004, the Company was added as a defendant in a putative class action previously commenced against other drug manufacturers in federal court in Alabama. The case was brought by two health care providers that are allegedly entitled under a federal statute, Section 340B of the Public Health Service Act, to discounted prices on prescription drugs dispensed to the poor in the providers’ local areas. The plaintiff health care providers contend that they and an alleged class of other providers authorized to obtain discounted prices under the statute may in fact not have received the level of discounts to which they are entitled. The Amended Complaint against the Company and the other manufacturers asserts claims directly under the federal statute, as well as under state law for unjust enrichment and for an accounting. The Company joined in a motion to dismiss the Complaint that was filed by the original manufacturer defendants and that, with the court’s approval, was made applicable to the Amended Complaint. By order dated September 30, 2005, the Alabama federal court denied the motion to dismiss. Accordingly, the Company anticipates filing an answer to the Amended Complaint in the Alabama Section 340B case. In August 2005, the Company was among several drug manufacturers named as a defendant in a similar case involving Section 340B of the Public Health Service Act filed in California state court by the County of Santa Clara. The defendants have removed that case to federal court in California.

Note 17. Legal Proceedings and Contingencies (Continued)

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

As previously disclosed, in 2004 the Company undertook an analysis of its methods and processes for calculating prices for reporting under governmental rebate and pricing programs related to its U.S. Pharmaceuticals business. The analysis was completed in early 2005. Based on the analysis, the Company identified the need for revisions to the methodology and processes used for calculating reported pricing and related rebate amounts and implemented these revised methodologies and processes beginning with its reporting to the Federal government agency with primary responsibility for these rebate and price reporting obligations, the Centers for Medicare and Medicaid Services (CMS) in the first quarter of 2005. In addition, using the revised methodologies and processes, the Company also has recalculated the “Best Price and “Average Manufacturer’s Price” required to be reported under the Company’s federal Medicaid rebate agreement and certain state agreements, and the corresponding revised rebate liability amounts under those programs for the three-year period 2002 to 2004. Upon completion of the analysis in early 2005, the Company determined that the estimated rebate liability for those programs for the three-year period 2002 to 2004 was actually less than the rebates that had been paid by the Company for such period. Accordingly, in the fourth quarter of 2004, the Company recorded a reduction to the rebate liability in the amount of the estimated overpayment. The Company’s proposed revisions and an updated estimate have been submitted for review to CMS. The Department of Justice (DOJ) has informed the Company that it also is reviewing the submission in conjunction with the previously disclosed subpoena received by the Company from the DOJ relating to, among other things, “Best Price” reporting for drugs covered by Medicaid as discussed in more detail above, and has requested the Company to provide additional information regarding the proposed revisions and estimate. These agencies may take the position that further revisions to the Company’s methodologies and calculations are required. Upon completion of governmental review, the Company will determine whether any further recalculation of the liability from the Company under the identified programs for any period or under any other similar programs is necessary or appropriate. The Company believes, based on current information, that any such recalculation is not likely to result in material rebate liability. However, due to the uncertainty surrounding the recoverability of the Company’s estimated overpayment arising from the review process described above, the Company recorded a reserve in an amount equal to the estimated overpayment.

Note 17. Legal Proceedings and Contingencies (Continued)

General Commercial Litigation

The Company, together with a number of other pharmaceutical manufacturers, has been named as a defendant in an action filed in California State Superior Court in Oakland, James Clayworth et al. v. Bristol-Myers Squibb Company, et al., alleging that the defendants have conspired to fix the prices of pharmaceuticals by agreeing to charge more for their drugs in the United States than they charge outside the United States, particularly Canada, and asserting claims under California’s Cartwright Act and unfair competition law. The plaintiffs seek treble damages for any damages they have sustained; restitution of any profit obtained by defendants through charging artificially higher prices to plaintiffs; an injunction barring the defendants from charging the plaintiffs higher prices offered to other customers; an award of reasonable attorneys’ fees and costs; and any other relief the Court deems proper.

This case is at a preliminary stage, and the Company is unable to assess the outcome and any possible effect on its business and profitability, or reasonably estimate possible loss or range of loss with respect to this case. If the Company were not to prevail in a final, non-appealable determination of this litigation, the impact could be material.

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

Product Liability Litigation

The Company is a party to product liability lawsuits involving allegations of injury caused by the Company’s pharmaceutical and over-the-counter medications. These lawsuits involve certain over-the-counter medications containing phenylpropanolamine (PPA), while others involve hormone replacement therapy (HRT) products, and the Company’s SERZONE and STADOL NS prescription drugs. In addition to lawsuits, the Company also faces unfiled claims involving the same products.

PPA. The Company remains a defendant in 14 lawsuits filed on behalf of 14 plaintiffs alleging damages for personal injuries resulting from the ingestion of PPA-containing products. The Company has established reserves with respect to the PPA product liability litigation. The Company believes that the remaining matters will be resolved within the amounts reserved.

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

At present, the Company has approximately 217 lawsuits, on behalf of approximately 2,631 plaintiffs, pending against it in federal and state courts throughout the United States. Twenty-seven of these cases are pending in New York State Court and have been consolidated for pretrial discovery. In addition, there are approximately 654 alleged, but unfiled, claims of injury associated with SERZONE. In August 2002, the federal cases were transferred to the U.S. District Court for the Southern District of West Virginia, In

Note 17. Legal Proceedings and Contingencies (Continued)

re Serzone Products Liability Litigation, MDL 1477. In June 2003, the District Court dismissed the class claims in all but two of the class action complaints. A purported class action has also been filed in Illinois. In addition to the cases filed in the United States, there are four national class actions filed in Canada.

Without admitting any wrongdoing or liability, on or around October 15, 2004, the Company entered into a settlement agreement with respect to all claims in the United States and its territories regarding SERZONE. The settlement agreement embodies a schedule of payments dependent upon whether the class member has developed a qualifying medical condition, whether he or she can demonstrate that they purchased or took SERZONE, and whether certain other criteria apply. Pursuant to the settlement agreement, plaintiffs’ class counsel filed a class action complaint seeking relief for the settlement class. Pursuant to the terms of the proposed settlement, all claims will be dismissed, the litigation will be terminated, the defendants will receive releases, and the Company commits to paying at least $70 million to funds for class members. Class Counsel has petitioned the court for an award of reasonable attorneys’ fees and expenses; the fees will be paid by the Company and will not reduce the amount of money paid to class members as part of the settlement. The Company may terminate the settlement based upon the number of claims submitted or the number of purported class members who opt not to participate in the settlement and instead pursue individual claims. On November 18, 2004, the District Court conditionally certified the temporary settlement class and preliminarily approved the settlement. The opt-out period ended on April 8, 2005. Potential class members could have entered the settlement up to and including May 13, 2005. The fairness hearing occurred on June 29, 2005. On September 2, 2005, the Court issued an opinion granting final approval of the settlement; the order approving the settlement was entered on September 9, 2005.

In the second quarter of 2004, the Company established reserves for liabilities for these lawsuits of $75 million, including reasonable attorney’s fees and expenses. It is not possible at this time to reasonably assess the final outcome of these lawsuits due to a number of contingencies that could affect the settlement. In accordance with GAAP, the Company has determined that the above amounts represent minimum expected probable losses with respect to these lawsuits. Eventual losses related to these lawsuits may exceed these reserves, and the further impact could be material. The Company does not believe that the top-end of the range for these losses can be estimated.

STADOL NS. The Company remains a defendant in 8 lawsuits filed on behalf of 27 plaintiffs alleging damages for personal injuries resulting from the use of STADOL NS; the Company is finalizing the settlement of 7 of those lawsuits involving 26 plaintiffs. The Company has established reserves with respect to the STADOL NS product liability litigation. The Company believes that the remaining matters will be resolved within the amounts reserved.

The Company entered into agreements in 2004 and 2005, totaling $113 million, to settle coverage disputes with its various insurers with respect to the STADOL NS and SERZONE cases as discussed above.

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

The Company remains subject to the terms of a nationwide class action settlement approved by the Federal District Court in Birmingham, Alabama (Revised Settlement) that will run through 2010. The Company has established reserves in respect of breast implant product liability litigation. The Company believes that any possible loss in addition to the amounts reserved will not be material.

HORMONE REPLACEMENT THERAPY (HRT) LITIGATION. In 1991, The National Institute of Health (NIH) launched the Women’s Health Initiative (WHI) clinical trials involving Prempro (estrogen and progestin) and Premarin (estrogen), both of which are manufactured by Wyeth. A July 2002, article in the Journal of the American Medical Association reported that among the Prempro subjects, there were increased risks of breast cancer, heart attacks, blood clots and strokes, and decreased risks of hip fractures and colorectal cancer. The Prempro phase of the study was stopped on July 9, 2002. The Premarin phase continued, only to be stopped on March 1, 2004 when the NIH informed study participants that they should stop study medications in the trial of conjugated equine estrogens (Premarin, Estrogen-alone) versus placebo. Women will continue to be followed for several more years, including ascertainment of outcomes and mammogram reports. The first legal complaints were filed against Wyeth shortly after WHI was halted in July 2002. In July 2003, the Company was served with its first HRT lawsuit. The Company products involved in this litigation are:

Note 17. Legal Proceedings and Contingencies (Continued)

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

The Company currently is a defendant in approximately 640 lawsuits involving the above-mentioned products, filed on behalf of approximately 1,242 plaintiffs, in federal and state courts throughout the United States. All of these lawsuits involve multiple defendants. The Company expects to be dismissed from many cases in which its products were never used. Plaintiffs allege, among other things, that these products cause breast cancer, stroke, blood clots, cardiac and other injuries in women, that the defendants were aware of these risks and failed to warn consumers. The federal cases are being transferred to the U.S. District Court for the Eastern District of Arkansas, In re Prempro (Wyeth) Products Liability Litigation, MDL No., 1507.

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

The U.S. Environmental Protection Agency (EPA) is investigating industrial and commercial facilities throughout the U.S. that use refrigeration equipment containing ozone-depleting substances (ODS) and enforcing compliance with regulations governing the prevention, service and repair of leaks (ODS requirements). In 2004, the Company performed a voluntary corporate-wide audit at its facilities in the U.S. and Puerto Rico that use ODS-containing refrigeration equipment. The Company submitted an audit report to the EPA in November 2004, identifying potential violations of the ODS requirements at several of its facilities. In addition to the matters covered in the Company’s audit report letter to the EPA, the EPA previously sent the Company’s wholly owned subsidiary, Mead Johnson, a request for information regarding compliance with ODS requirements at its facility in Evansville, Indiana. The Company responded to the request in June 2004, and, as a result, identified potential violations at the Evansville facility. The company currently is in discussions with EPA to resolve both the potential violations discovered during the audit and those identified as a result of the EPA request for information to the Evansville facility. If the EPA determines that the Evansville facility, or any other facilities, was, or is, in violation of applicable ODS requirements, the Company could be subject to penalties and/or be required to convert or replace refrigeration equipment to use non-ODS approved substitutes.

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

In October 2003, the Company was contacted by counsel representing the North Brunswick, NJ Board of Education regarding a site where waste materials from E.R. Squibb and Sons, a wholly owned subsidiary of the Company, may have been disposed from the 1940’s through the 1960’s. Fill material containing industrial waste and heavy metals in excess of residential standards was discovered in Fall 2003 during an expansion project at the North Brunswick Township High School, as well as at a number of neighboring residential properties and adjacent public park areas. In January 2004, the New Jersey Department of Environmental Protection (NJDEP) sent the Company and approximately five other companies an information request letter about possible waste disposal at the site, to which the Company responded in March 2004. The school board and the Township, who are the current owners of school property and the park, are conducting and jointly financing soil remediation work under a work plan approved by the NJDEP, and are evaluating the need to conduct response actions to remediate or contain potentially impacted ground water. In addition, the school board reportedly is facing unexpected project cost increases due to contractor claims that discovery of the waste material has delayed and complicated performance of site work. The site owner entities have asked the Company to contribute to the cost of remediation, and to contribute funds on an interim basis to assure uninterrupted performance of necessary site work in the face of unbudgeted cost increases. The Company is actively monitoring the clean-up project, including its costs, and has offered to negotiate with the school board and Township on the terms of a cooperative funding agreement and allocation process. Municipal records indicate the Township operated a municipal landfill at the site in the 1940’s through the 1960’s, and the Company is actively investigating the historic use of the site, including the Company’s possible connection. To date, no claims have been asserted against the Company.

Note 17. Legal Proceedings and Contingencies (Continued)

In September 2003, the NJDEP issued an administrative enforcement Directive and Notice under the New Jersey Spill Compensation and Control Act requiring the Company and approximately 65 other companies to perform an assessment of natural resource damages and to implement unspecified interim remedial measures to restore conditions in the Lower Passaic River. The Directive alleges that the Company is liable because it historically sent bulk waste to the former Inland Chemical Company facility in Newark, N.J. (now owned by McKesson Corp.) for reprocessing, and that releases of hazardous substances from this facility have migrated into Newark Bay and continue to have an adverse impact on the Lower Passaic River watershed. Subsequently, the EPA also issued a notice letter under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) to numerous parties—but not including the Company—seeking their cooperation in a study of conditions in substantially the same stretch of the Passaic River that is the subject of the NJDEP’s Directive. A group of these other parties entered into a consent agreement with EPA in 2004 to finance a portion of that study. The EPA estimates this study will cost $20 million, of which roughly half will be financed by this private party group. This study may also lead to clean-up actions, directed by the EPA and the Army Corps of Engineers. The Company is working cooperatively with a group of the parties that received the NJDEP Directive and/or the EPA notice to explore potential resolutions of the Directive and to address the risk of collateral claims. Although the Company does not believe it has caused or contributed to any contamination in the Lower Passaic River watershed, the Company has informed the NJDEP that it is willing to discuss NJDEP’s allegations against the Company. In the Directive and in more recent communications to the cooperating group, NJDEP has stated that if the responsible parties do not cooperate, the NJDEP may perform the damage assessment and restoration and take civil action to recover its remedial costs, and treble damages for administrative costs and penalties. Also, in late 2004, a group of federal agencies designated as trustees of natural resources affected by contamination in the Passaic River watershed approached the cooperating group about funding a cooperative study of possible natural resources damages (NRD) in the area. This study presumably would dovetail with the ongoing EPA study, and ideally would be joined by the NJDEP, to coordinate actions NJDEP may seek under the Directive. Discussions with the federal trustees are ongoing. In early 2005, McKesson asserted that the Company is obligated to reimburse a fixed percentage of costs that McKesson ultimately may face in this matter by operation of a 1993 cost-sharing agreement governing performance of an on-site remedy at the former Inland facility. The Company has denied the obligation but has proposed to enter an agreement to toll the running of any limitations bars on any claims McKesson may have to allow consideration of such claims in the larger context of facts and claims that may develop with respect to the NJDEP Directive and/or the EPA remedial process. The extent of any liability the Company may face, under either the Directive, the EPA’s notice letter, or with respect to future NRD actions or claims by the federal trustees, or in contribution to McKesson or other responsible parties, cannot yet be determined.

On October 16, 2003, the Michigan Department of Environmental Quality (MDEQ) sent the Company a Letter of Violation (LOV) alleging that, over an unspecified period of time, emissions from certain digestion tanks at Mead Johnson’s Zeeland, Michigan facility exceeded an applicable limit in the facility’s renewable operating air permit. The LOV requires the Company to take corrective action and to submit a compliance program report. The MDEQ has not demanded fines or penalties, and has not taken further enforcement action. The Company and the MDEQ completed revisions to the Company’s air use permit which appear to have resolved the matter.

On December 1, 2003, the Company and the NJDEP entered an Administrative Consent Order (ACO) concerning alleged violations of the New Jersey Air Pollution Control Act and its implementing regulations at the Company’s New Brunswick facility. Pursuant to the ACO, the Company agreed to submit a permit application creating a facility-wide emissions cap and to pay an administrative fine of approximately $28,000. Both of these obligations were satisfied in early 2004. Subsequently, on February 15, 2005, the ACO was amended to provide that the Company would install a new cogeneration turbine at its New Brunswick facility by December 31, 2006, and would obtain air permits, including those required for the cogeneration turbine, by December 31, 2005. The estimated cost of the new cogeneration turbine is approximately $5 million.

The Company is one of several defendants, including most of the major U.S. pharmaceutical companies, in a purported class action suit filed in superior court in Puerto Rico in February 2000 by residents of three wards from the Municipality of Barceloneta, alleging that air emissions from a government owned and operated wastewater treatment facility in the Municipality have caused respiratory and other ailments, violated local air rules and adversely impacted property values. The Company believes its wastewater discharges to the treatment facility are in material compliance with the terms of the Company’s permit. Discovery in the case is ongoing, and the plaintiffs’ motion to certify the class is pending at this time. In September 2005 the parties stipulated to the dismissal (with prejudice) of all claims for property damage and personal injury, leaving only claims related to nuisance remaining in the case. The court had scheduled a hearing on the class certification motion for September 30, 2005, but that hearing was adjourned on account of ongoing settlement discussions and problems with the plaintiffs’ expert report, which was rejected by the court. The Company believes that this litigation will be resolved for an immaterial amount, which may bring the matter to resolution. However, in the event of an adverse judgment, the Company’s ultimate financial liability could be greater than anticipated.

In August 2005, the Company received a notice letter from the U.S. Department of Justice (DOJ), on behalf of the U.S. Environmental Protection Agency (EPA) alleging that waste materials from the Company’s Calgon Vestal Laboratories (CVL) facility were among those found at the Sauget Area Two Superfund Site in suburban St. Louis, Illinois. EPA reportedly has incurred over $3 million in initial site response actions, and currently is conducting a comprehensive site characterization study designed to

Note 17. Legal Proceedings and Contingencies (Continued)

allow EPA to develop and select a final site remedy. As a result, remaining site costs cannot be estimated at this time. Inquiries are underway within the cooperating potentially responsible parties (PRP) group and with EPA to learn more about the nature and extent of CVL’s possible transactional connection to this site. However, initial research indicates this type of liability is among those retained by the Company’s predecessor (Merck), from whom the Company acquired CVL pursuant to a 1994 sales agreement. Merck has been put on notice of this claim, and discussions are underway to determine if Merck should assume responsibility for this claim.

In September 2005, the Company received a notice letter from a PRP Group cooperating in the clean-up of the former Philip Services Corp. incinerator and disposal site in South Carolina, alleging a nexus from the former E.R. Squibb facility in Kenly, North Carolina. The Group is performing site investigation work under a consent agreement with the South Carolina Department of Health and Environmental Control; as a result, no information is available on potential site costs. The Group has invited the Company to join the group in lieu of litigation; that offer currently is being evaluated, which, among other things, would allow the Company access to the Group’s compilation of site records documenting the transactional connection of the Company and others. Internal investigation also is underway, including whether other Company facilities may have used the site. At this time, no estimate can be made of the Company’s potential liability at the site.

The Company is also responsible under various state, federal and foreign laws, including CERCLA, for certain costs of investigating and/or remediating contamination resulting from past industrial activity at the Company’s current or former sites or at waste disposal or reprocessing facilities operated by third parties. The Company typically estimates these costs based on information obtained from the EPA, or counterpart state agency, and/or studies prepared by independent consultants, including the total estimated costs for the site and the expected cost-sharing, if any, with other PRP. The Company accrues liabilities when they are probable and reasonably estimable. As of September 30, 2005, the Company estimated its share of the total future costs for these sites to be approximately $58 million, recorded as other liabilities, which represents the sum of best estimates or, where no simple estimate can reasonably be made, estimates of the minimal probable amount among a range of such costs (without taking into account any potential recoveries from other parties, which are not currently expected). The Company has paid less than $4 million (excluding legal fees) in each of the last five years for investigation and remediation of such matters, including liabilities under CERCLA and for other on-site remedial obligations. Although it is not possible to predict with certainty the outcome of these environmental proceedings or the ultimate costs of remediation, the Company does not believe that any reasonably possible expenditures that the Company may incur in excess of existing reserves will have a material adverse effect on its business, financial position, or results of operations.

Other Matters

On October 25, 2004, the SEC notified the Company that it is conducting an informal inquiry into the activities of certain of the Company’s German pharmaceutical subsidiaries and its employees and/or agents. The Company believes the SEC’s informal inquiry may encompass matters currently under investigation by the Staatsanwaltin prosecutor in Munich, Germany. Although, uncertain at this time, the Company believes the inquiry and investigation may concern potential violations of the Foreign Corrupt Practices Act and/or German law. The Company is cooperating with both the SEC and the German authorities. The Company has established an accrual which represents minimum expected probable losses with respect to the investigation by the Staatsanwaltin prosecutor.

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

On July 31, 2003, one of the Company’s insurers, Federal Insurance Company (Federal), filed a lawsuit in the New York Supreme Court against the Company and several current and former officers and members of the board of directors, seeking rescission, or in the alternative, declarations allowing Federal to avoid payment under certain Directors and Officers insurance policies and certain

Note 17. Legal Proceedings and Contingencies (Continued)

Fiduciary Liability insurance policies with respect to potential liability arising in connection with the matters described under the “—VANLEV Litigation,” “—Other Securities Matters” and “—ERISA Litigation” sections above. The parties negotiated a settlement of these disputes. Pursuant to the settlement, the Company received substantially all of the $203 million in insurance proceeds which were reflected in its financial statements.

Note 18. Subsequent Events

In October 2005, the Company borrowed, through its subsidiary, $2.0 billion against its existing $2.5 billion term loan facility. For additional information, see “—Note 13. Short-term Borrowings and Long-term Debt.”

The Company previously disclosed that it anticipated to repatriate approximately $9.0 billion in special dividends in 2005 pursuant to the AJCA, of which approximately $6.2 billion was repatriated in the first quarter of 2005. In November 2005, the Company will repatriate a substantial portion of the remaining special dividends, and anticipates completing the repatriation of special dividends in the fourth quarter of 2005. For additional information on the AJCA, see “—Note 8. Income Taxes.”

On October 18, 2005, the FDA issued an approvable letter for muraglitazar requesting additional information from ongoing clinical trials to more fully address the cardiovascular safety profile of muraglitazar. On October 27, 2005, Merck advised the Company of their intent to terminate the collaborative agreement and the Company has agreed to begin discussions to terminate the agreement. For additional information related to the approvable letter, see “—Note 2. Alliances and Investments.”

Report of Independent Registered Public Accounting Firm

To the Board of Directors

and Stockholders of

Bristol-Myers Squibb Company:

We have reviewed the accompanying consolidated balance sheet of Bristol-Myers Squibb Company and its subsidiaries as of September 30, 2005, and the related consolidated statements of earnings and comprehensive income for each of the three-month and nine-month periods ended September 30, 2005 and 2004 and the consolidated statements of retained earnings and cash flows for the nine-month periods ended September 30, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.

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
November 2, 2005

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

During the third quarter of 2005, among the Company’s full-development programs, ORENCIA®, a potential therapy for rheumatoid arthritis was recommended for approval by the U.S. Food and Drug Administration (FDA) Arthritis Advisory Committee and saxagliptin, the Company’s DPP4 inhibitor for the potential treatment of diabetes transitioned to Phase III.

On October 18, 2005, as previously disclosed, the FDA issued an approvable letter for PARGLUVA™ (muraglitazar), the Company’s investigational oral medicine for the treatment of type 2 diabetes. The FDA has requested additional information from ongoing clinical trials to more fully address the cardiovascular safety profile of muraglitazar. The Company determined that to receive regulatory approval and to achieve commercial success, additional studies may be required because ongoing muraglitazar trials are not designed to answer the questions raised by the FDA. The additional studies may take approximately five years to complete. The Company will continue discussions with the FDA. Merck advised the Company of their intent to terminate the collaborative agreement and the Company has agreed to begin discussions to terminate the agreement. The Company is in the process of evaluating a range of options including conducting additional studies or terminating further development of muraglitazar.

The Company invested $669 million in research and development in the third quarter of 2005, a 9% increase over 2004. For the quarter, research and development dedicated to pharmaceutical products, was $616 million and as a percentage of Pharmaceutical sales was 16.3% compared to $566 million and 14.7% in 2004.

For the third quarter of 2005, the Company reported global sales from continuing operations of $4.8 billion. Sales remained constant from the prior year level due to the favorable impact from foreign exchange rate fluctuations, an increase in average selling prices, which were offset by a decrease in volume. U.S. sales remained constant at $2.7 billion in both 2005 and 2004, while international sales decreased 1% to $2.1 billion, including a 2% favorable foreign exchange impact.

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

The following discussion of the Company’s three and nine-month results of continuing operations excludes the results related to the Oncology Therapeutics Network (OTN) business, which were previously presented as a separate segment, and has been segregated from continuing operations and reflected as discontinued operations for all periods presented. See “—Discontinued Operations” below.

Three Months Results of Operations

	Three Months Ended September 30,		% Change
	2005	2004
	(dollars in millions)
Net Sales	$4,767	$4,778	—
Earnings from continuing operations before minority interest and income tax	$1,626	$1,146	42%
% of net sales	34.1%	24.0%
Provision on income taxes	$507	$239	112%
Effective tax rate	31.2%	20.9%
Earnings from continuing operations	$964	$755	28%
% of net sales	20.2%	15.8%

Net sales from continuing operations for the third quarter of 2005 remained constant at $4,767 in 2005 and $4,778 million in 2004. U.S. sales remained constant at $2,638 million in 2005 and $2,633 million in 2004, while international sales decreased 1%, including a 2% favorable foreign exchange impact, to $2,129 million in 2005 from $2,145 million in 2004.

The composition of the net increase/(decrease) in sales is as follows:

Three Months Ended September 30,		Analysis of % Change
	Total Change	Volume	Price	Foreign Exchange
2005 vs. 2004	—	(2)%	1%	1%

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

The Company operates in three reportable segments—Pharmaceuticals, Nutritionals and Related Healthcare. In May 2005, the Company completed the sale of OTN, which was previously presented as a separate segment. As such, the results of operations for OTN are presented as part of the Company’s results from discontinued operations in accordance with Statement of Financial Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, OTN results of operations in prior periods have been reclassified to discontinued operations to conform with current year presentations. The percent of the Company’s net sales by segment were as follows:

	Net Sales
	Three Months Ended September 30,		% Change
	2005	2004
	(dollars in millions)
Pharmaceuticals	$3,778	$3,848	(2)%
% of net sales	79.3%	80.6%
Nutritionals	$547	$484	13%
% of net sales	11.5%	10.1%
Related Healthcare	$442	$446	(1)%
% of net sales	9.2%	9.3%
Total	$4,767	$4,778	—

The Company recognizes revenue net of various sales adjustments to arrive at net sales as reported on the Consolidated Statement of Earnings. These adjustments are referred to as gross-to-net sales adjustments. The following table sets forth the reconciliation of the Company’s gross sales to net sales by each significant category of gross-to-net sales adjustments:

	Three Months Ended September 30,
	2005	2004
	(dollars in millions)
Gross Sales	$5,674	$5,925

Gross-to-Net Sales Adjustments
Prime Vendor Charge-Backs	(241)	(314)
Women, Infants and Children (WIC) Rebates	(212)	(227)
Managed Healthcare Rebates and Other Contract Discounts	(129)	(194)
Medicaid Rebates	(143)	(149)
Cash Discounts	(67)	(80)
Sales Returns	(46)	(61)
Other Adjustments	(69)	(122)

Total Gross-to-Net Sales Adjustments	(907)	(1,147)

Net Sales	$4,767	$4,778

The decrease in prime vendor charge-backs in 2005 was primarily due to lower relative sales volume in this segment due to product mix. The decrease in managed healthcare rebates was primarily attributable to lower sales volume through managed healthcare companies. The decrease in other adjustments was due to lower sales discounts in the international businesses.

Pharmaceuticals

The composition of the net decrease in pharmaceutical sales is as follows:

Three Months Ended September 30,		Analysis of % Change
	Total Change	Volume	Price	Foreign Exchange
2005 vs. 2004	(2)%	(5)%	2%	1%

For the three months ended September 30, 2005, worldwide Pharmaceuticals sales decreased 2% to $3,778 million. Domestic pharmaceutical sales decreased 3% to $2,082 million from $2,154 million in 2004, primarily due to the continued impact of exclusivity losses for PARAPLATIN and VIDEX EC, increased competition for PRAVACHOL, partially offset by the continued growth of PLAVIX*, ABILIFY*, REYATAZ and ERBITUX*. In aggregate, estimated wholesaler inventory levels of the Company’s key pharmaceutical products sold by the U.S. Pharmaceutical business at the end of the third quarter were down from the end of the second quarter of 2005, by approximately one-tenth of a month to two-and-a-half weeks. Individually, estimated wholesaler inventory levels of major brands such as PLAVIX*, PRAVACHOL and AVAPRO*/AVALIDE* decreased to approximately two weeks.

International pharmaceutical sales remained unchanged, including a 2% favorable foreign exchange impact, at $1,696 million in the third quarter of 2005 compared to 2004. The sales decrease excluding the favorable impact of foreign exchange was primarily due to a decline in TAXOL® and PRAVACHOL sales resulting from increased generic competition, partially offset by increased sales of newer products including REYATAZ and ABILIFY*, as well as growth of PLAVIX*.

Key pharmaceutical products and their sales, representing 81% of total pharmaceutical sales in the third quarter of both 2005 and 2004, are as follows:

	Three Months Ended September 30,
	2005	2004	% Change
	(dollars in millions)
Cardiovascular
PLAVIX*	$980	$902	9%
PRAVACHOL	527	598	(12)%
AVAPRO*/AVALIDE*	251	241	4%
MONOPRIL	49	69	(29)%
COUMADIN	57	65	(12)%
Virology
SUSTIVA	170	157	8%
REYATAZ	176	106	66%
ZERIT	51	69	(26)%
VIDEX/VIDEX EC	41	67	(39)%
Infectious Diseases
CEFZIL	48	54	(11)%
BARACLUDE™	2	—	—
Oncology
TAXOL®	175	243	(28)%
ERBITUX*	107	84	27%
PARAPLATIN	42	177	(76)%
Affective (Psychiatric) Disorders
ABILIFY* (total revenue)	260	165	58%
Metabolics
GLUCOPHAGE* Franchise	43	43	—
Other Pharmaceuticals
EFFERALGAN	66	61	8%

•	Sales of PLAVIX*, a platelet aggregation inhibitor, increased 9%, including a 1% favorable foreign exchange impact, to $980 million from $902 million in 2004. Domestic sales increased 7% to $833 million from $781 million in 2004, primarily due to increased demand, partially offset by a reduction in U.S. wholesaler inventory levels in 2005. Estimated U.S. prescription demand grew approximately 12% compared to 2004. PLAVIX* is a cardiovascular product that was launched from the alliance between the Company and Sanofi-Aventis (Sanofi). Market exclusivity for PLAVIX* is expected to expire in 2011 in the U.S. and 2013 in the European Union (EU). Statements on exclusivity are subject to any adverse determination that may occur with respect to the PLAVIX* patent litigation. For additional information on the PLAVIX* patent litigation, see “Item 1. Financial Statements—Note 17. Legal Proceedings and Contingencies.”

•	Sales of PRAVACHOL, an HMG Co-A reductase inhibitor, decreased 12% to $527 million from $598 million in 2004. Domestic sales decreased 7% to $297 million in 2005, primarily due to lower demand resulting from increased competition and the related reduction in wholesaler inventory levels, partially offset by lower managed healthcare rebate costs in 2005. Estimated U.S. prescriptions declined by 18% compared to 2004. International sales decreased 18%, including a 1% favorable foreign exchange impact, to $230 million, reflecting generic competition in key European markets. Market exclusivity protection for PRAVACHOL is expected to expire in April 2006 in the U.S. Market exclusivity in the EU expired in 2004, with the exception of France and Sweden, for which expiration will occur in August and March 2006, respectively, and in Italy, for which expiration will occur in January 2008.

•	Sales of AVAPRO*/AVALIDE*, an angiotensin II receptor blocker for the treatment of hypertension, also part of the Sanofi alliance, increased 4%, including a 2% favorable foreign exchange impact, to $251 million from $241 million in 2004. Domestic sales decreased 1% to $147 million from $148 million in 2004, primarily due to a reduction in wholesaler inventory levels in 2005, partially offset by increased demand. Estimated U.S. prescription growth increased approximately 11% compared to 2004. International sales increased 12%, including a 4% favorable foreign exchange impact, to $104 million from $93 million in 2004, primarily due to increased sales in Canada and Australia. Market exclusivity for AVAPRO*/AVALIDE* (known in the EU as APROVEL*/KARVEA*) is expected to expire in 2011 in the U.S. and 2012 in countries in the EU; AVAPRO*/AVALIDE* is not currently marketed in Japan.

•	Sales of MONOPRIL, a second generation angiotesin converting enzyme (ACE) inhibitor for the treatment of hypertension, decreased 29%, including a 2% favorable foreign exchange impact, to $49 million due to increased generic competition in key European markets. Market exclusivity protection for MONOPRIL expired in 2003 in the U.S. and has expired or is expected to expire between 2001 and 2008 in countries in the EU. MONOPRIL is not currently marketed in Japan.

•	Sales of COUMADIN, an oral anti-coagulant used predominately in patients with atrial fibrillation or deep venous thrombosis/pulmonary embolism, decreased 12%, including a 1% favorable foreign exchange impact, to $57 million in 2005 compared to $65 million in 2004 due to continued competition. Estimated U.S. prescriptions declined by approximately 22% compared to 2004. Market exclusivity for COUMADIN expired in the U.S. in 1997.

•	Sales of SUSTIVA, a non-nucleoside reverse transcriptase inhibitor for the treatment of HIV, increased 8% to $170 million in 2005 from $157 million in 2004, primarily due to an estimated U.S. prescription growth of approximately 6% for the third quarter of 2005. Market exclusivity protection for SUSTIVA is expected to expire in 2013 in the U.S. and in countries in the EU; the Company does not, but others do, market SUSTIVA in Japan.

•	Sales of REYATAZ, a protease inhibitor for the treatment of HIV, increased 66%, including a 1% favorable foreign exchange impact, to $176 million in 2005 compared to $106 million in 2004 primarily due to increased demand. REYATAZ has achieved an estimated monthly new prescription share of the U.S. protease inhibitors market of approximately 31%. European sales increased 152% to $53 million in the third quarter of 2005 from $21 million in 2004. Market exclusivity for REYATAZ is expected to expire in 2017 in the U.S., in countries in the EU and Japan.

•	Sales of ZERIT, an antiretroviral agent used in the treatment of HIV, decreased 26% to $51 million in 2005 from $69 million in 2004, primarily resulting from a decrease in estimated U.S. prescriptions of approximately 31% compared to 2004. Market exclusivity protection for ZERIT is expected to expire in 2008 in the U.S., between 2007 and 2011 in countries in the EU and 2008 in Japan.

•	Sales of VIDEX/VIDEX EC, an antiretroviral agent used in the treatment of HIV, decreased 39% to $41 million in 2005 from $67 million in 2004, primarily as a result of generic competition in the U.S. which began in the fourth quarter of 2004. The Company has a licensing agreement with the U.S. Government for VIDEX/VIDEX EC, which by its terms became non-exclusive in 2001. The U.S. Government’s method of use patent expires in 2007 in the U.S. (which includes an earned pediatric extension) and in Japan, and between 2006 and 2009 in countries in the EU. The license to the Company is non-exclusive, which has allowed another company to obtain a license from the U.S. Government and receive approval for marketing. With respect to VIDEX/VIDEX EC, the Company has patents covering the reduced mass formulation of VIDEX/VIDEX EC that expire in 2012 in the U.S., the EU and Japan. However, these patents apply only to the type of reduced mass formulation specified in the patent. Other reduced mass formulations may exist. There is currently no issued patent covering the VIDEX EC formulation.

•	Sales of CEFZIL, an antibiotic for the treatment of mild to moderately severe bacterial infections, decreased 11%, including a 1% favorable foreign exchange impact, to $48 million in 2005 from $54 million in 2004 due to lower demand. Market exclusivity is expected to expire in December 2005 in the U.S. and between 2007 and 2009 in the EU.

•	BARACLUDE™, the Company’s internally developed oral antiviral agent for the treatment of chronic hepatitis B, was approved by the FDA in March 2005, and generated domestic sales of $7 million since its U.S. launch in April 2005. BARACLUDE™ received approvals from international authorities in Brazil, Indonesia and Argentina during the third quarter of 2005. The Company has a composition of matter patent that expires in the U.S. in 2010.

•	Sales of TAXOL®, an anti-cancer agent sold almost exclusively in the non-U.S. markets, were $175 million in 2005 compared to $243 million in 2004. Sales of TAXOL® decreased 28%, including a 1% favorable foreign exchange impact, primarily as a result of increased generic competition in Europe. Market exclusivity protection for TAXOL® expired in 2002 in the U.S., in 2003 in the EU and is expected to expire between 2005 and 2013 in Japan.

•	Sales of ERBITUX*, used to treat refractory metastatic colorectal cancer, which is sold almost exclusively in the U.S., increased 27% to $107 million in 2005 compared to $84 million in 2004. ERBITUX* is marketed by the Company under a distribution and copromotion agreement with ImClone Systems Incorporated (ImClone). A patent relating to combination therapy with ERBITUX* expires in 2017. The Company’s right to market ERBITUX* in North America and Japan expires in September 2018. The Company does not, but others do, market ERBITUX* in countries in the EU.

•	Sales of PARAPLATIN, an anticancer agent, decreased 76% to $42 million in 2005 from $177 million in 2004 due to increased generic competition. Domestic sales decreased 94% to $9 million in 2005 from $145 million in 2004. Market exclusivity protection for PARAPLATIN expired in October 2004 in the U.S., in 2000 in the EU and in 1998 in Japan.

•	Total revenue for ABILIFY* increased 58% to $260 million in 2005 from $165 million in 2004, primarily due to strong growth in domestic demand and the continued growth in Europe, which achieved sales of $40 million in the third quarter of 2005. Estimated U.S. wholesale inventory levels at the end of the third quarter increased to nine-tenths of a month. Estimated U.S. prescription demand grew approximately 38% compared to 2004. ABILIFY* is an antipsychotic agent for the treatment of schizophrenia, acute bipolar mania and Bipolar I Disorder. Total revenue for ABILIFY* primarily consists of alliance revenue for the Company’s 65% share of net sales in copromotion countries with Otsuka Pharmaceutical Co., Ltd. (Otsuka). Market exclusivity protection for ABILIFY* is expected to expire in 2009 in the U.S. (and may be extended until 2014 if a pending patent term extension is granted). The Company also has the right to copromote ABILIFY* in several European countries (the United Kingdom, France, Germany and Spain) and to act as exclusive distributor for the product in the rest of the EU. Market exclusivity protection for ABILIFY* is expected to expire in 2009 for the EU (and may be extended until 2014 if pending supplemental protection certificates are granted). The Company’s right to market ABILIFY* expires in November 2012 in the U.S. and Puerto Rico and, for the countries in the EU where the Company has the exclusive right to market ABILIFY* until June 2014. Statements on exclusivity are subject to any adverse determination that may occur with respect to the ABILIFY* patent reexamination. For additional information on this matter, see “Item 1. Financial Statements – Note 17. Legal Proceedings and Contingencies.” For additional information on revenue recognition of ABILIFY*, see “Item 1. Financial Statements— Note 2. Alliances and Investments.”

•	GLUCOPHAGE* franchise sales remained constant at $43 million in 2005 compared to 2004. Market exclusivity protection expired in March 2000 for GLUCOPHAGE* IR, in October 2003 for GLUCOPHAGE* XR (Extended Release), and in January 2004 for GLUCOVANCE*. The Company does not, but others do, market these products in the EU and Japan.

•	Sales of EFFERALGAN, a pain relief acetaminophen, increased 8% to $66 million in 2005 from $61 million in 2004 due to product back-orders in the second quarter of 2005 which were resolved in the third quarter.

The estimated prescription and prescription growth data provided above includes information only from the retail and mail order channels and do not reflect information from other channels, such as hospitals, institutions and long-term care, among others. The estimated prescription and prescription growth data are based on National Prescription Audit (NPA) data provided by IMS Health (IMS) as described below.

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

The following table sets forth for each of the Company’s top 15 pharmaceutical products sold by the U.S. Pharmaceuticals business (based on 2004 annual net sales), for the three months ended September 30, 2005 and 2004 compared to the same periods in the prior year: (a) changes in reported U.S. net sales for the period; (b) estimated total U.S. prescription growth for the retail and mail order channels and the estimated U.S. therapeutic category share of the applicable product, calculated by the Company based on NPA data provided by IMS, a supplier of market research for the pharmaceutical industry; and (c) estimated total U.S. prescription growth for the retail and mail order channels and the estimated U.S. therapeutic category share of the applicable product, calculated by the Company based on Next-Generation Prescription Services (NGPS) data provided by IMS.

	Three Months Ended September 30, 2005			Month Ended September 30, 2005
	% Change in U.S. Net Sales(a)	% Change in U.S. Total Prescriptions		Estimated TRx Therapeutic Category Share % (e)
		NPA Data (b)	NGPS Data (c)	NPA Data (b)	NGPS Data (c)
ABILIFY* (total revenue)	41	38	36	11	11
AVAPRO*/AVALIDE*	(1)	11	11	15	15
CEFZIL	(10)	(15)	(17)	2	2
COUMADIN	(16)	(22)	(25)	21	20
DOVONEX	(9)	(7)	(8)	2	3
ERBITUX* (d)	28	N/A	N/A	N/A	N/A
GLUCOPHAGE* Franchise	(3)	(46)	(45)	2	2
PARAPLATIN (d)	(94)	N/A	N/A	N/A	N/A
PLAVIX*	7	12	11	86	86
PRAVACHOL	(7)	(18)	(17)	7	7
REYATAZ	40	35	30	13	13
SUSTIVA	6	6	7	23	23
TEQUIN	(32)	(36)	(35)	1	1
VIDEX/VIDEX EC	(74)	(72)	(72)	3	3
ZERIT	(29)	(31)	(31)	7	7

	Three Months Ended September 30, 2004			Month Ended September 30, 2004
	% Change in U.S. Net Sales(a)	% Change in U.S. Total Prescriptions		Estimated TRx Therapeutic Category Share % (e)
		NPA Data (b)	NGPS Data (c)	NPA Data (b)	NGPS Data (c)
ABILIFY* (total revenue)	52	85	85	8	8
AVAPRO*/AVALIDE*	36	15	17	15	15
CEFZIL	58	(26)	(24)	2	2
COUMADIN	(5)	(18)	(23)	28	28
DOVONEX	—	(9)	(7)	3	3
ERBITUX* (d)	—	N/A	N/A	N/A	N/A
GLUCOPHAGE* Franchise	(83)	(74)	(75)	4	4
PARAPLATIN (d)	(31)	N/A	N/A	N/A	N/A
PLAVIX*	32	23	26	84	84
PRAVACHOL	(31)	(13)	(12)	10	10
REYATAZ	103	* *	* *	11	11
SUSTIVA	121	4	10	23	23
TEQUIN	(9)	(21)	(19)	2	2
VIDEX/VIDEX EC	59	(3)	3	9	9
ZERIT	48	(29)	(26)	9	9

(a)	Reflects percentage change in net sales in dollar terms, including change in average selling prices and wholesaler buying patterns.
(b)	Based on a simple average of the estimated number of prescriptions in the retail and mail order channels as provided by IMS.
(c)	Based on a weighted average of the estimated number of prescription units (pills) in each of the retail and mail order channels based on data provided by IMS.
(d)	ERBITUX* and PARAPLATIN specifically, and oncology products in general, do not have prescription-level data because physicians do not write prescriptions for these products. The Company believes therapeutic category share information provided by third parties for these products may not be reliable and accordingly, none is presented here.
(e)	The therapeutic categories are determined by the Company as those products considered to be in direct competition with the Company’s own products. The products listed above compete in the following therapeutic categories: ABILIFY* (antipsychotics), AVAPRO*/AVALIDE* (angiotensin receptor blockers), CEFZIL (branded oral solid and liquid antibiotics), COUMADIN (warfarin), DOVONEX (anti-inflamatory-antipsoriasis), GLUCOPHAGE* Franchise (oral antidiabetics), PLAVIX* (antiplatelets), PRAVACHOL (HMG CoA reductase inhibitors), REYATAZ (antiretrovirals—third agents), SUSTIVA (antiretrovirals—third agents), TEQUIN (branded oral solid antibiotics), VIDEX/VIDEX EC (nucleoside reverse transcriptase inhibitors) and ZERIT (nucleoside reverse transcriptase inhibitors).
**	In excess of 200%.

The Company has historically reported estimated total U.S. prescription growth and estimated therapeutic category share based on NPA data, which IMS makes available to the public on a subscription basis, and a simple average of the estimated number of prescriptions in the retail and mail order channels. For the third quarter, the Company is disclosing estimated total U.S. prescription growth and estimated therapeutic category share based on both NPA and NGPS data. NGPS data is collected by IMS under a new, revised methodology and has been released by IMS on a limited basis through a pilot program. IMS has publicly announced it expects to make NGPS data available to the public on a subscription basis in 2007. The Company believes that the NGPS data provided by IMS provides a superior estimate of prescription data for the Company’s products in the retail and mail order channels. The Company has calculated the estimated total U.S. prescription growth and the estimated therapeutic category share based on NGPS data on a weighted average basis to reflect the fact that mail order prescriptions include a greater volume of product supplied compared with retail prescriptions. The Company believes that calculation of the estimated total U.S. prescription growth and the estimated therapeutic category share based on the NGPS data and the weighted average approach with respect to the retail and mail order channels provides a superior estimate of total prescription demand. The Company now uses this methodology for its internal demand forecasts.

The estimated prescription growth data and estimated therapeutic category share provided above only include information from the retail and mail order channels and do not reflect information from other channels, such as hospitals, institutions and long-term care, among others. The data provided by IMS is a product of IMS’s own record-keeping processes and is itself an estimate based on sampling procedures, subject to the inherent limitations of estimates based on sampling. In addition, the NGPS data is part of a pilot program which is still being refined by IMS.

The Company continuously seeks to improve the quality of its estimates of prescription growth amounts and the estimated therapeutic category share percentages through review of its methodologies and processes for calculation of these estimates and review and analysis of its own and third parties’ data used in such calculations. The Company expects that it will continue to review and refine its methodologies and processes for calculation of these estimates and will continue to review and analyze its own and third parties’ data used in such calculations.

The following table sets forth for each of the Company’s top 15 pharmaceutical products sold by the Company’s U.S. Pharmaceuticals business (based on 2004 annual net sales), the U.S. Pharmaceuticals net sales of the applicable product for each of the five quarters ended September 30, 2004 through September 30, 2005, and the estimated number of months on hand of the applicable product in the U.S. wholesaler distribution channel as of the end of each of the five quarters.

	September 30, 2005		June 30, 2005		March 31, 2005
	Net Sales (dollar in millions)	Months on Hand	Net Sales (dollar in millions)	Months on Hand	Net Sales (dollar in millions)	Months on Hand
ABILIFY* (total revenue)	$214	0.9	$200	0.7	$161	0.7
AVAPRO*/AVALIDE*	147	0.5	157	0.6	102	0.8
CEFZIL	27	0.7	30	0.8	50	0.7
COUMADIN	49	0.6	42	0.7	42	1.0
DOVONEX	31	0.6	36	0.7	30	0.6
ERBITUX*	106	—	97	—	87	*	*
GLUCOPHAGE* Franchise	38	0.7	44	0.8	39	1.0
PARAPLATIN	9	1.1	(1)	0.8	15	0.9
PLAVIX*	833	0.4	823	0.6	673	0.8
PRAVACHOL	297	0.5	353	0.7	258	0.8
REYATAZ	105	0.6	98	0.8	92	0.8
SUSTIVA	101	0.6	97	0.8	103	0.8
TEQUIN	21	0.9	22	0.8	38	0.7
VIDEX/VIDEX EC	7	1.1	5	1.0	10	1.2
ZERIT	24	0.8	26	0.8	26	0.8

	December 31, 2004		September 30, 2004
	Net Sales (dollar in millions)	Months on Hand	Net Sales (dollar in millions)	Months on Hand
ABILIFY* (total revenue)	$170	0.9	$152	0.6
AVAPRO*/AVALIDE*	154	0.9	148	0.6
CEFZIL	60	1.1	30	0.6
COUMADIN	69	1.0	58	0.9
DOVONEX	40	0.9	34	0.7
ERBITUX*	88	0.2	83	0.2
GLUCOPHAGE* Franchise	48	1.1	39	1.0
PARAPLATIN	(12)	1.2	145	1.2
PLAVIX*	816	0.9	781	0.6
PRAVACHOL	433	1.0	318	0.6
REYATAZ	99	0.9	75	0.6
SUSTIVA	103	0.8	95	0.7
TEQUIN	39	0.9	31	0.7
VIDEX/VIDEX EC	25	0.9	27	0.6
ZERIT	31	0.9	34	0.7

**	Less than 0.1 months on hand.

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

At December 31, 2004, the estimated value of CEFZIL inventory in the U.S. wholesaler distribution channel exceeded one month on hand by approximately $1.6 million. Prescriptions for CEFZIL, an antibiotic product, are typically higher in the winter months in the U.S. As a result, the Company’s U.S. wholesalers build higher inventories of the product in the fourth quarter to meet that expected higher demand. At March 31, 2005, the Company had worked down U.S. wholesaler inventory levels of CEFZIL to less than one month on hand, and remained at less than one month on hand in subsequent quarters.

At December 31, 2004, the estimated value of GLUCOPHAGE* Franchise products inventory (GLUCOPHAGE* XR, GLUCOPHAGE* IR, GLUCOVANCE* and METAGLIP*) in the U.S. wholesaler distribution channel exceeded one month on hand by approximately $1.6 million. As with all products, the months on hand estimate for the GLUCOPHAGE* Franchise products is an average of months on hand for all stock-keeping units (SKUs) of the product group. The increase in months on hand of the GLUCOPHAGE* Franchise products at the end of the fourth quarter to above one month on hand resulted primarily from the purchase by wholesalers of certain SKUs. After giving effect to these purchases, the increased months on hand for these SKUs were less than one month on hand. However, when the increased months on hand for these SKUs were averaged with all SKUs for the GLUCOPHAGE* Franchise products, the aggregate estimated months on hand exceeded one month. At March 31, 2005, the estimated value of GLUCOPHAGE* Franchise products inventory in the U.S. wholesaler distribution channel had been worked down to approximately one month on hand, and has been worked down to less than one month on hand at June 30 and September 30, 2005.

In October 2004, the U.S. patent for PARAPLATIN (carboplatin) expired, and the product lost exclusivity. The resulting generic competition for PARAPLATIN led to a significant decrease in demand for PARAPLATIN, which in turn led to the months on hand of the product in the U.S. wholesaler distribution channel exceeding one month at September 30, 2004, December 31, 2004 and September 30, 2005. The estimated value of PARAPLATIN inventory in the U.S. wholesaler distribution channel over one month on hand was approximately $6.6 million at September 30, 2004, $6.0 million at December 31, 2004 and $0.7 million at September 30, 2005. The Company plans to continue to monitor PARAPLATIN sales with the intention of working down wholesaler inventory levels to less than one month on hand.

At March 31 and September 30, 2005, the estimated value of VIDEX/VIDEX EC inventory in the U.S. wholesaler distribution channel exceeded one month on hand by approximately $1.1 million and $0.2 million, respectively. As a result of generic competition in the U.S. commencing in the fourth quarter of 2004, demand for VIDEX EC decreased significantly. The Company plans to continue to monitor VIDEX/VIDEX EC sales with the intention of working down wholesaler inventory levels to less than one month on hand.

The Company maintains inventory management agreements (IMAs) with most of its U.S. pharmaceutical wholesalers which account for nearly 100% of total gross sales of U.S. pharmaceutical products. Under the current terms of the IMAs, the Company’s three largest wholesaler customers provide the Company with weekly information with respect to inventory levels of product on hand and the amount of out-movement of products. These three wholesalers currently account for over 90% of total gross sales of U.S. pharmaceutical products. The inventory information received from these wholesalers excludes inventory held by intermediaries to whom they sell, such as retailers and hospitals, and excludes goods in transit to such wholesalers. The Company uses the information provided by these three wholesalers as of the Friday closest to quarter end to calculate the amount of inventory on hand for these wholesalers at the applicable quarter end. This amount is then increased by the Company’s estimate of goods in transit to these wholesalers as of the applicable Friday which have not been reflected in the weekly data provided by the wholesalers. Under the Company’s revenue recognition policy, sales are recorded when substantially all the risks and rewards of ownership are transferred, which in the U.S. Pharmaceutical business is generally when product is shipped. In such cases, goods in transit to a wholesaler are owned by the applicable wholesaler and, accordingly, are reflected in the calculation of inventories in the wholesaler distribution channel. The Company estimates the amount of goods in transit by using information provided by these wholesalers with respect to their open orders as of the applicable Friday and the Company’s records of sales to these wholesalers with respect to such open orders. The Company determines the out-movement of a product from these wholesalers over a period of thirty-one days by using the most recent four weeks of out-movement of a product as provided by these wholesalers and extrapolating such amount to a thirty-one day basis. The Company estimates inventory levels on hand and out-movements for its U.S. Pharmaceutical business’s wholesaler customers other than the three largest wholesalers for each product based on the assumption that such amounts bear the same relationship to the three largest wholesalers’ inventory levels and out-movements for such product as the percentage of aggregate sales for all products to these other wholesalers in the applicable quarter bears to aggregate sales for all products to the Company’s three largest wholesalers in such quarter. Finally, the Company considers whether any adjustments are necessary to these extrapolated amounts based on such factors as historical sales of individual products made to such other wholesalers and third-party market research data related to prescription trends and patient demand. In addition, the Company receives inventory information from these other wholesalers on a selective basis for certain key products.

The Company’s U.S. pharmaceuticals business, through the IMAs discussed above, has arrangements with substantially all of its direct wholesaler customers that allow the Company to monitor U.S. wholesaler inventory levels and require those wholesalers to maintain inventory levels at approximately one month or less of their demand. In the third quarter of 2005, the Company negotiated amendments to its IMAs with its three largest wholesalers. The amendments extended the original agreements through December 31, 2005 and established lower limits than the original agreements for inventory levels of Company pharmaceutical products held by the wholesalers. The Company is in discussions to extend the agreements for periods beyond 2005.

To help maintain the product quality of the Company’s biologic oncology product, ERBITUX*, the product is shipped only to end-users and not to other intermediaries (such as wholesalers) to hold for later sales. During 2004 and through May 2005, one of the Company’s wholesalers provided warehousing, packing and shipping services for ERBITUX*. Such wholesaler held ERBITUX* inventory on consignment and, under the Company’s revenue recognition policy, the Company recognized revenue when such inventory was shipped by the wholesaler to the end-user. The above estimates of months on hand for the three months ended March 31, 2005, were calculated by dividing the inventories of ERBITUX* held by the wholesaler for its own account as reported by the wholesaler as of the end of the quarter by the Company’s net sales for the last calendar month of the quarter. The inventory levels reported by the wholesaler are a product of the wholesaler’s own record-keeping process. Upon the divestiture of OTN in May 2005, the Company discontinued the consignment arrangement with the wholesaler and thereafter did not have ERBITUX* consignment inventory. Following the divestiture, the Company sells ERBITUX* to intermediaries (such as specialty oncology distributors) and ships ERBITUX* directly to the end users of the product who are the customers of those intermediaries. The Company recognizes revenue upon such shipment consistent with its revenue recognition policy. Accordingly, subsequent to June 30, 2005, there was no ERBITUX* inventory held by wholesalers.

As previously disclosed, for the Company’s pharmaceuticals business outside of the United States, nutritionals and related healthcare business units around the world, the Company has significantly more direct customers, limited information on direct customer product level inventory and corresponding out movement information and the reliability of third party demand information, where available, varies widely. Accordingly, the Company relies on a variety of methods to estimate direct customer product level inventory and to calculate months on hand for these business units. As such, the information required to estimate months on hand in the direct customer distribution channel for non-U.S. Pharmaceuticals business for the quarter ended September 30, 2005 is not available prior to the filing of this quarterly report on Form 10-Q. The Company will disclose this information on its website approximately 60 days after the end of the quarter and in the Company’s Form 10-K for the period ending December 31, 2005.

The following table, which was posted on the Company’s website and furnished on Form 8-K, sets forth for each of the Company’s key products sold by the reporting segments listed below, the net sales of the applicable product for the three months ended June 30, 2005 and March 31, 2005 and the estimated number of months on hand of the applicable product in the direct customer distribution channel for the reporting segment as of June 30, 2005 and March 31, 2005. The estimates of months on hand for key products described below for the International Pharmaceuticals reporting segment are based on data collected for all of the Company’s significant business units outside of the United States. Also described further below is information on non-key product(s) where the amount of inventory on hand at direct customers is more than approximately one month and the impact is not de minimis. For the other reporting segments, estimates are based on data collected for the United States and all significant business units outside of the United States.

	Three Months Ended June 30, 2005		Three Months Ended March 31, 2005
	Net Sales (dollars in millions)	Months on Hand	Net Sales (dollars in millions)	Months on Hand
International Pharmaceuticals
ABILIFY* (total revenue)	$40	0.6	$27	0.6
AVAPRO*/AVALIDE*	101	0.4	94	0.4
BUFFERIN	32	1.0	26	0.5
CAPOTEN	42	0.8	42	0.8
DAFALGAN	33	0.8	40	1.3
EFFERALGAN	55	0.5	88	0.9
MAXIPIME	52	0.8	46	0.7
MONOPRIL	52	0.7	56	0.6
PARAPLATIN	34	0.6	29	0.6
PERFALGAN	42	0.6	42	0.5
PLAVIX*	145	0.5	141	0.7
PRAVACHOL	272	0.7	262	0.7
REYATAZ	85	0.8	57	0.6
SUSTIVA	70	0.6	70	0.5
TAXOL®	182	0.5	201	0.5
VIDEX/VIDEX EC	38	0.9	39	0.8
ZERIT	33	0.6	33	0.6
Nutritionals
ENFAMIL	250	0.9	235	0.9
NUTRAMIGEN	47	1.0	44	1.0
Related Healthcare
ConvaTec
Ostomy	139	0.9	127	0.9
Wound Therapeutics	103	0.8	97	0.8
Medical Imaging
CARDIOLITE	108	0.7	102	0.7
Consumer Medicines
EXCEDRIN	39	1.5	38	1.6

The above months on hand information represents the Company’s estimates of aggregate product level inventory on hand at direct customers as of June 30, 2005 and March 31, 2005 divided by the expected demand for the applicable product. Expected demand is the estimated ultimate patient/consumer demand calculated based on estimated end-user consumption or direct customer outmovement data over the most recent thirty-one day period or other reasonable period. Factors that may affect the Company’s estimates include generic competition, seasonality of products, direct customer purchases in light of price increases, new product launches, new warehouse openings by direct customers, new customer stockings by direct customers and expected direct customer purchases for governmental bidding situations.

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

As of March 31, 2005, DAFALGAN, a non-key analgesic product sold principally in Europe, had net sales of $40 million and approximately 1.3 months, or $16 million, of inventory on hand at direct customers. The level of inventory on hand is due primarily to private pharmacists purchasing DAFALGAN approximately once every eight weeks, which has been worked down to less than one month on hand at June 30, 2005.

As of June 30, 2005 and March 31, 2005, Excedrin, an analgesic product sold principally in the U.S., had approximately 1.5 months and 1.6 months, respectively, of inventory on hand at direct customers. The level of inventory on hand is due to the customary practice of direct customers holding within their warehouses and stores one and one-half to two months of product on hand. EXCEDRIN was included in the third quarter 2005 sale of the Company’s Consumer Medicines business.

The Company continuously seeks to improve the quality of its estimates of months on hand of inventories held by its direct customers including thorough review of its methodologies and processes for calculation of these estimates and review and analysis of its own and third parties’ data used in such calculations. The Company expects that it will continue to review and refine its methodologies and processes for calculation of these estimates and will continue to review and analyze its own and third parties’ data in such calculations. The Company also has and will continue to take steps to expedite the receipt and processing of data for the non-U.S. Pharmaceuticals business.

Nutritionals

The composition of the net increase in nutritional sales is as follows:

Three Months Ended September 30,		Analysis of % Change
	Total Change	Volume	Price	Foreign Exchange
2005 vs. 2004	13%	10%	1%	2%

Key Nutritional product lines and their sales, representing 94% of total Nutritional sales in the third quarter of both 2005 and 2004, are as follows:

	Three Months Ended September 30,
	2005	2004	% Change
	(dollars in millions)
Infant Formulas	$373	$339	10%
ENFAMIL	230	203	13%
Toddler/Children’s Nutritionals	140	116	21%

Worldwide Nutritional sales increased 13%, including a 2% favorable foreign exchange impact, to $547 million in 2005 from $484 million in 2004.

International Nutritional sales increased 11%, including a 4% favorable foreign exchange impact, to $281 million from $254 million in 2004, primarily due to increased sales in Toddler/Children’s Nutritional products.

Domestic Nutritional sales increased 16% to $266 million in 2005 from $230 million in 2004, primarily due to increased sales in ENFAMIL.

Sales of ENFAMIL, the Company’s best-selling infant formula, increased 13%, including a 1% favorable foreign exchange impact, to $230 million in 2005 from $203 million in 2004, primarily due to strong sales growth in the U.S. and the launch of ENFAMIL GENTLEASE LIPIL infant formula in August 2005.

Related Healthcare

The Related Healthcare segment includes ConvaTec, the Medical Imaging business and Consumer Medicines in the United States and Canada. The composition of the net decrease in Related Healthcare segment sales is as follows:

Three Months Ended September 30,		Analysis of % Change
	Total Change	Volume	Price	Foreign Exchange
2005 vs. 2004	(1)%	1%	(2)%	—

Related Healthcare sales by business and their key products for the three months ended September 30 were as follows:

	Three Months Ended September 30,
	2005	2004	% Change
	(dollars in millions)
ConvaTec	$250	$237	5%
Ostomy	139	135	3%
Wound Therapeutics	104	99	5%
Medical Imaging	150	145	3%
CARDIOLITE	106	101	5%
Consumer Medicines	42	64	(34)%

•	ConvaTec sales increased 5%, including a 1% favorable foreign exchange impact to $250 million in 2005 compared to $237 million in 2004, primarily due to the increase in worldwide sales of wound therapeutic and ostomy products. Sales of wound therapeutic products increased 5%, including a 1% favorable foreign exchange impact, to $104 million in 2005 from $99 million in 2004, primarily due to increased sales of AQUACEL®. Ostomy sales increased 3%, including a 1% favorable foreign exchange impact, to $139 million in 2005 from $135 million in 2004, primarily due to the introduction of new products.

•	Medical Imaging sales increased 3% to $150 million in 2005 compared to $145 million in 2004. Sales of CARDIOLITE increased 5% to $106 million in 2005 from $101 million in 2004, primarily due to increased demand.

•	Consumer Medicines sales decreased 34% to $42 million in 2005 from $64 million in 2004. During the third quarter of 2005, the Company completed the sale of the U.S. and Canadian Consumer Medicines business and related assets. For additional information, see “Item 1. Financial Statements — Note 4. Acquisitions and Divestitures.”

Geographic Areas

In general, the Company’s products are available in most countries in the world. The largest markets are in the United States, France, Japan, Spain, Italy, Germany, Canada, and the UK. The Company’s sales by geographic areas were as follows:

	Three Months Ended September 30,
	2005	2004	% Change
	(dollars in millions)
United States	$2,638	$2,633	—
% of Total	55%	55%
Europe, Middle East and Africa	1,222	1,346	(9)%
% of Total	26%	28%
Other Western Hemisphere	392	342	15%
% of Total	8%	7%
Pacific	515	457	13%
% of Total	11%	10%

Total	$4,767	$4,778	—

Sales in the United States remained constant in 2005, with decreased sales in PARAPLATIN due to generic competition that began at the end of 2004, being offset by increased sales of growth drivers including PLAVIX*, ABILIFY*, REYATAZ and ERBITUX*.

Sales in Europe, Middle East and Africa decreased 9% as a result of sales decline of TAXOL® and PRAVACHOL from exclusivity losses. This decrease in sales was partially offset by increased sales in major European markets of ABILIFY* and REYATAZ, which were both launched in Europe in the second quarter of 2004.

Sales in the Other Western Hemisphere countries increased 15%, including a 11% favorable foreign exchange impact, primarily due to increased sales of PLAVIX* across all markets, and REYATAZ in Brazil and Canada.

Sales in the Pacific region increased 13%, including a 2% favorable foreign exchange impact, as a result of increased sales of TAXOL® in Japan, and ENFAGROW in China, Malaysia and Vietnam.

Expenses

	Three Months Ended September 30,
	2005	2004	% Change
	(dollars in millions)
Cost of products sold	$1,483	$1,467	1%
% of net sales	31.1%	30.7%
Marketing, selling and administrative	$1,286	$1,199	7%
% of net sales	27.0%	25.1%
Advertising and product promotion	$349	$325	7%
% of net sales	7.3%	6.8%
Research and development	$669	$615	9%
% of net sales	14.0%	12.9%
Acquired in-process and development	$—	$1	(100)%
% of net sales	—	—
Provision for restructuring, net	$(5)	$57	(109)%
% of net sales	(0.1)%	1.2%
Litigation (income)/charges, net	$(26)	$25	* *
% of net sales	(0.5)%	0.5%
Gain on sale of business	$(569)	$(3)	* *
% of net sales	(11.9)%	(0.1)%
Equity in net income of affiliates	$(84)	$(70)	(20)%
% of net sales	(1.8)%	(1.5)%
Other expense, net	$38	$16	138%
% of net sales	0.8%	0.4%
Total Expenses, net	$3,141	$3,632	(14)%
% of net sales	65.9%	76.0%

**	In excess of 200%.

•	Cost of products sold, as a percentage of sales, increased to 31.1% in the third quarter of 2005 compared with 30.7% in the third quarter of 2004, primarily due to the unfavorable impact of pharmaceutical sales mix, partially offset by sales growth of ABILIFY*, REYATAZ and PLAVIX*.

•	Marketing, selling and administrative expenses, as a percentage of sales, were 27.0% in the third quarter of 2005 and 25.1% in the third quarter of 2004. In 2005, marketing, selling and administrative expenses increased 7% to $1,286 million from 2004, primarily due to higher legal costs, higher pension expenses reflecting increased amortization of unrecognized net losses as well as changes in actuarial assumptions, and increased expenditures on late-stage compounds.

•	Advertising and product promotion expenditures increased 7% to $349 million in 2005 from 2004, primarily for increased investments behind PLAVIX* and the launch of BARACLUDE™, in addition to increased costs associated with pre-launch activities.

•	The Company’s investment in research and development totaled $669 million in the third quarter of 2005, an increase of 9% over 2004, and as a percentage of sales were 14.0% in the third quarter of 2005 compared with 12.9% in the third quarter of 2004. The increase in research and development expenses reflects continued investments in late-stage compounds. In 2005, investment in pharmaceutical research and development equaled 16.3% of Pharmaceuticals sales compared to 14.7% in 2004.

•	Acquired in-process research and development of $1 million in 2004 is related to the acquisition of Acordis. For additional information on the acquisition, see “Item 1. Financial Statements—Note 4. Acquisitions and Divestitures.”

•	Restructuring programs have been implemented to downsize, realign and streamline operations in order to increase productivity, reduce operating expenses and to rationalize the Company’s manufacturing network, research facilities, and the sales and marketing organizations. Actions under the third quarter 2005 restructuring program are expected to be complete by late 2005, while actions under the third quarter 2004 restructuring program are substantially completed. As a result of these actions, the Company expects the future annual benefit to earnings from continuing operations before minority interest and income taxes to be approximately $1 million and $125 million for the third quarter 2005 and 2004 programs, respectively. For additional information on restructuring, see “Item 1. Financial Statements—Note 3. Restructuring.”

•	In the third quarter of 2005, the Company recorded litigation insurance recovery of $26 million in aggregate as a result of agreements to settle coverage disputes primarily related to product liability with its various insurers. In the third quarter of 2004, the Company recorded litigation charges of $25 million, related to anti-trust litigation regarding PLATINOL. For additional information on litigation charges, see “Item 1. Financial Statements — Note 17. Legal Proceedings and Contingencies — Other Securities Matters.”

•	The gain on sale of business of $569 million ($370 million net of tax) in the third quarter of 2005 is related to sale of the U.S. and Canadian Consumer Medicines business and related assets. The gain on sale of business of $3 million in 2004 is related to the sale of the Mead Johnson Adult Nutritional business. For additional information on these sales, see “Item 1. Financial Statements — Note 4. Acquisitions and Divestitures.”

•	Equity in net income of affiliates for the third quarter of 2005 was $84 million, compared with $70 million in the third quarter of 2004. Equity in net income of affiliates is principally related to the Company’s joint venture with Sanofi and investment in ImClone. The $14 million increase in equity in net income of affiliates primarily reflects the increase in net income in the Sanofi joint venture. For additional information on equity in net income of affiliates, see “Item 1. Financial Statements — Note 2. Alliances and Investments.”

•	Other expenses, net of income, were $38 million and $16 million in the third quarters of 2005 and 2004, respectively. Other expenses include net interest expense, foreign exchange gains and losses, income from third-party contract manufacturing and royalty income and litigation matters. The $22 million increase in other expenses in 2005 was primarily due to net foreign exchange gains recognized in 2004. For additional information, see “Item 1. Financial Statements — Note 7. Other (Income) / Expense, Net.”

During the quarters ended September 30, 2005 and 2004, the Company recorded several (income)/expense items that affected the comparability of results of the periods presented herein, which are set forth in the following table.

Three Months Ended September 30, 2005

	Cost of products sold	Gain on sale of business	Provision for restructuring and other items, net	Litigation settlement income	Other expense, net	Total
	(dollars in millions)
Litigation Matters:
Insurance recoveries	$—	$—	$—	$(26)	$—	$(26)

Other:
Gain on sale of Consumer Medicines business	—	(569)	—	—	—	(569)
Loss on sale of fixed assets	—	—	—	—	1	1
Accelerated depreciation and asset impairment	35	—	—	—	—	35
Downsizing and streamlining of worldwide operations	—	—	(5)	—	—	(5)

	$35	$(569)	$(5)	$(26)	$1	(564)

Income taxes on items above						202

Increase to Net Earnings from Continuing Operations						$(362)

Three Months Ended September 30, 2004

	Cost of products sold	Research and development	Acquired in-process research and development	Gain on sale of business	Provision for restructuring and other items, net	Litigation settlement expense	Other expense, net	Total
	(dollars in millions)
Litigation Matters:
Product liability	$—	$—	$—	$—	$—	$—	$11	$11
Anti-trust litigation	—	—	—	—	—	25	—	25

	—	—	—	—	—	25	11	36
Other:
Gain on sale of Adult Nutritional business	—	—	—	(3)	—	—	—	(3)
Accelerated depreciation	47	1	—	—	—	—	—	48
Downsizing and streamlining of worldwide operations	—	—	—	—	57	—	—	57
Milestone payment	—	10	—	—	—	—	—	10
Acordis IPR&D write-off	—	—	1	—	—	—	—	1

	$47	$11	$1	$(3)	$57	$25	$11	149

Income taxes on items above								(39)

Reduction to Net Earnings from Continuing Operations								$110

Earnings Before Minority Interest and Income Taxes

	Earnings From Continuing Operations Before Minority Interest and Income Taxes
	Three Months Ended September 30,
	2005	2004	% Change
	(dollars in millions)
Pharmaceuticals	$915	$1,127	(19)%
Nutritionals	150	126	19%
Related Healthcare	125	131	(5)%

Total segments	1,190	1,384	(14)%
Corporate/Other	436	(238)	* *

Total	$1,626	$1,146	42%

**	in excess of 200%.

In the third quarter of 2005, earnings from continuing operations before minority interest and income taxes increased 42% to $1,626 million from $1,146 million in the third quarter of 2004. The $480 million increase was primarily driven by the gain on sale of the U.S. and Canadian Consumer Medicines business and related assets.

Pharmaceutical

Earnings before minority interest and income taxes decreased to $915 million in the third quarter of 2005 from $1,127 million in the third quarter of 2004 primarily due to lower sales and gross margin erosion as a result of an unfavorable shift in the sales mix, investments in research and development, legal costs and marketing expenditures on late-stage compounds.

Nutritional

Earnings before minority interest and income taxes increased to $150 million in the third quarter of 2005 from $126 million in the third quarter of 2004, primarily from sales growth of both infant and children’s nutritional products.

Related Healthcare

Earnings before minority interest and income taxes in the Related Healthcare segment decreased to $125 million in the third quarter of 2005 from $131 million in the third quarter of 2004, primarily due to the sale of the U.S. and Canadian Consumer Medicines business and related assets.

Income Taxes

The effective income tax rate on earnings from continuing operations before minority interest and income taxes was 31.2% in the third quarter of 2005 compared with 20.9% in the third quarter of 2004. The higher effective tax rate for the three months ended September 30, 2005 was due primarily to a higher concentration of pre-tax earnings in the U.S. and Canada attributable to the sale of the Consumer Medicines business and related assets, and lower foreign tax credits. In the third quarter of 2005, as a result of the sale of the Consumer Medicines business and other changes in assumptions regarding future taxable profits, the Company recorded a net benefit of approximately $3 million in its tax provision associated with the reduction of its valuation allowance on certain deferred tax assets.

Net Earnings

Net earnings from continuing operations increased 28% in the third quarter of 2005 to $964 million from $755 million in the third quarter of 2004. In the third quarter of 2005, basic earnings per share from continuing operations increased 26% to $0.49 from $0.39 in the third quarter of 2004, while diluted earnings per share from continuing operations increased 29% to $0.49 from $0.38 in 2004.

Nine Months Results of Operations

	Nine Months Ended September 30,
	2005	2004	% Change
	(dollars in millions)
Net Sales	$14,188	$14,223	—
Earnings from continuing operations before minority interest and income tax	3,684	3,379	9%
% of net sales	26.0%	23.8%
Provision on income taxes	754	753	—
Effective tax rate	20.5%	22.3%
Earnings from continuing operations	2,493	2,239	11%
% of net sales	17.6%	15.7%

Except as noted below, the factors affecting the third quarter comparisons all affected the nine month comparisons.

Net sales from continuing operations for the first nine months of 2005 remained constant at $14,188 million from $14,223 million in 2004. U.S. sales decreased 2% to $7,616 million in 2005 from $7,803 million in 2004, while international sales increased 2%, including a 3% favorable foreign exchange impact, to $6,572 million in 2005 from $6,420 million in 2004.

The composition of the net (decrease)/increase in sales is as follows:

Nine Months Ended September 30,		Analysis of % Change
	Total Change	Volume	Price	Foreign Exchange
2005 vs. 2004	—	(2)%	—	2%

The percent of the Company’s net sales by segment were as follows:

	Net Sales
	Nine Months Ended September 30,
	2005	2004	% Change
	(dollars in millions)
Pharmaceuticals	$11,242	$11,414	(2)%
% of net sales	79.2%	80.3%
Nutritionals	1,621	1,496	8%
% of net sales	11.4%	10.5%
Related Healthcare	1,325	1,313	1%
% of net sales	9.4%	9.2%
Total	$14,188	$14,223	—

The following table sets forth the reconciliation of the Company’s gross sales to net sales by each significant category of gross-to-net sales adjustments:

	Nine Months Ended September 30,
	2005	2004
	(dollars in millions)
Gross Sales	$17,103	$17,561

Gross-to-Net Sales Adjustments
Prime Vendor Charge-Backs	(863)	(958)
Women, Infants and Children (WIC) Rebates	(630)	(634)
Managed Healthcare Rebates and Other Contract Discounts	(409)	(524)
Medicaid Rebates	(464)	(469)
Cash Discounts	(202)	(233)
Sales Returns	(130)	(220)
Other Adjustments	(217)	(300)

Total Gross-to-Net Sales Adjustments	(2,915)	(3,338)

Net Sales	$14,188	$14,223

The decrease in prime vendor charge-backs in 2005 was primarily due to lower relative sales volume in this segment due to product mix. The decrease in managed healthcare rebates was primarily attributable to lower sales volume through managed healthcare companies. The decrease in sales returns was primarily due to lower returns for certain products including TEQUIN, PRAVACHOL and SUSTIVA. The decrease in other adjustments was due to lower sales discounts in the international businesses and lower rebates to foreign governments.

The following table sets forth the activities and ending balances of each significant category of gross-to-net sales adjustments:

	Prime Vendor Charge- Backs	Women, Infants and Children (WIC) Rebates	Managed Healthcare Rebates and Other Contract Discounts	Medicaid Rebates	Cash Discounts	Sales Returns	Other Adjustments	Total
	(dollars in millions)
Balance at December 31, 2003	$101	$208	$249	$233	$30	$268	$124	$1,213
Provision related to sales made in current period	1,314	843	646	618	311	270	463	4,465
Provision related to sales made in prior periods	5	3	14	55	—	6	(32)	51
Returns and payments	(1,314)	(820)	(711)	(534)	(308)	(316)	(385)	(4,388)
Impact of foreign currency translation	—	—	—	—	—	1	6	7

Balance at December 31, 2004	106	234	198	372	33	229	176	1,348
Provision related to sales made in current period	868	630	403	428	202	149	248	2,928
Provision related to sales made in prior periods	(5)	—	6	36	—	(19)	(31)	(13)
Returns and payments	(871)	(638)	(425)	(505)	(209)	(159)	(290)	(3,097)
Impact of foreign currency translation	—	—	(3)	—	—	(2)	—	(5)

Balance at September 30, 2005	$98	$226	$179	$331	$26	$198	$103	$1,161

In the first nine months of 2005, the Company recorded gross-to-net sales adjusting charges and credits related to sales made in prior periods. The significant items included charges of $36 million for Medicaid rebates primarily as a result of higher than expected Medicaid utilization of various products; charges of $6 million for managed care rebates due to changes in estimates of managed care claims; credits of $5 million for prime vendor charge-backs primarily resulting from a resolution of intermediary pricing discrepancies impacting the Company’s oncology business, partially offset by charges for other adjustments; credits of $19 million for sales returns resulting from lower returns for certain products; and credits of $31 million for other adjustments primarily as a result of lower than expected rebates to foreign governments. No other significant revisions were made to the estimates for gross-to-net sales adjustments in 2005.

Pharmaceuticals

The composition of the net decrease in pharmaceutical sales is as follows:

Nine Months Ended September 30,	Total Change	Analysis of % Change
		Volume	Price	Foreign Exchange
2005 vs. 2004	(2)%	(3)%	(1)%	2%

For the nine months ended September 30, 2005, worldwide Pharmaceuticals sales decreased 2% to $11,242 million. Domestic pharmaceutical sales decreased 4% to $5,956 million from $6,191 million in 2004, while international pharmaceutical sales increased 1%, including a 3% favorable foreign exchange impact to $5,286 million in the first nine months of 2005 from $5,223 million in 2004.

Key pharmaceutical products and their sales, representing 80% of total pharmaceutical sales in the first nine months of both 2005 and 2004, respectively, are as follows:

	Nine Months Ended September 30,
	2005	2004	% Change
	(dollars in millions)
Cardiovascular
PLAVIX*	$2,762	$2,368	17%
PRAVACHOL	1,672	1,925	(13)%
AVAPRO*/AVALIDE*	705	671	5%
MONOPRIL	162	206	(21)%
COUMADIN	156	179	(13)%
Virology
SUSTIVA	510	449	14%
REYATAZ	508	266	91%
ZERIT	169	205	(18)%
VIDEX/VIDEX EC	133	207	(36)%
Infectious Diseases
CEFZIL	184	181	2%
BARACLUDE™	7	—	—
Oncology
TAXOL®	566	735	(23)%
ERBITUX*	292	173	69%
PARAPLATIN	119	646	(82)%
Affective (Psychiatric) Disorders
ABILIFY* (total revenue)	688	402	71%
Metabolics
GLUCOPHAGE Franchise	137	283	(52)%
Other Pharmaceuticals
EFFERALGAN	209	198	6%

•	Sales of PLAVIX* increased 17%, including a 1% favorable foreign exchange impact, to $2,762 million from $2,368 million in 2004. Domestic sales increased 15% to $2,329 million from $2,017 million in 2004, primarily due to continued estimated prescription growth of approximately 14% in the U.S. market.

•	Sales of PRAVACHOL decreased 13%, including a 1% favorable foreign exchange impact, to $1,672 million from $1,925 million in 2004. Domestic sales decreased 8% to $908 million in 2005. Estimated U.S. prescriptions decreased approximately 16%. International sales decreased 19%, including a 3% favorable foreign exchange impact, to $764 million.

•	Sales of AVAPRO*/AVALIDE* increased 5%, including a 2% favorable foreign exchange impact, to $705 million from $671 million in 2004. Domestic sales were $406 million in 2005 compared with $408 million in 2004, while international sales increased 14%, including a 5% favorable foreign exchange impact, to $299 million from $263 million in 2004 primarily due to increased sales in Canada, Germany, Australia and France.

•	Sales of MONOPRIL decreased 21%, including a 3% favorable foreign exchange impact, to $162 million.

•	Sales of COUMADIN decreased 13%, including a 1% favorable foreign exchange impact, to $156 million in 2005 compared to $179 million in 2004.

•	Sales of SUSTIVA increased 14%, including a 2% favorable foreign exchange impact, to $510 million in 2005 from $449 million in 2004, primarily due to estimated U.S. prescription growth of approximately 5%, higher average selling prices and lower sales returns.

•	Sales of REYATAZ were $508 million in 2005 compared to $266 million in 2004. Sales in Europe continued to grow since its introduction in the second quarter of 2004, achieving sales of $148 million in the first nine months of 2005.

•	Sales of ZERIT decreased 18%, including a 2% favorable foreign exchange impact, to $169 million in 2005 from $205 million in 2004, as a result of a decrease in estimated U.S. prescriptions of approximately 31% compared to 2004.

•	Sales of VIDEX/VIDEX EC decreased 36%, including a 2% favorable foreign exchange impact, to $133 million in 2005 from $207 million in 2004.

•	Sales of CEFZIL increased 2%, including a 2% favorable foreign exchange impact, to $184 million in 2005 from $181 million in 2004.

•	BARACLUDE™ generated sales of $7 million since its launch in the U.S. in April 2005.

•	Sales of TAXOL® were $566 million in 2005, a decrease of 23% including a 2% favorable foreign exchange impact, compared to $735 million in 2004.

•	Sales of ERBITUX* were $292 million in 2005 compared to $173 million in 2004 after its introduction in February 2004.

•	Sales of PARAPLATIN decreased 82% to $119 million in 2005 from $646 million in 2004. Domestic sales decreased 96% to $23 million in 2005 from $549 million in 2004.

•	Total revenue for ABILIFY* increased 71%, including a 1% favorable foreign exchange impact, to $688 million in 2005 from $402 million in 2004. Estimated U.S. prescription demand increased approximately 46% compared to 2004. Total revenue for ABILIFY* in Europe has continued to grow since its launch, to $98 million in the first nine months of 2005.

•	GLUCOPHAGE* franchise sales decreased 52% to $137 million in 2005, compared to $283 million in 2004, primarily resulting from increased generic competition.

•	Sales of EFFERALGAN increased 6%, including a 4% favorable foreign exchange impact, to $209 million in 2005 from $198 million in 2004.

The estimated prescription and prescription growth data provided above includes information only from the retail and mail order channels and do not reflect information from other channels, such as hospitals, institutions and long-term care, among others. The estimated prescription and prescription growth data are based on NPA data provided by IMS.

The following table sets forth for each of the Company’s top 15 pharmaceutical products sold by the U.S. Pharmaceuticals business (based on 2004 annual net sales), for the nine months ended September 30, 2005 and 2004 compared to the same periods in the prior year: (a) changes in reported U.S. net sales for the period; (b) estimated total U.S. prescription growth for the retail and mail order channels calculated by the Company based on NPA data provided by IMS, a supplier of market research for the pharmaceutical industry; and (c) estimated total U.S. prescription growth for the retail and mail order channels calculated by the Company based on NGPS provided by IMS.

	Nine Months Ended September 30,
	2005			2004
	% Change in U.S. Net Sales(a)	% Change in U.S. Total Prescriptions		% Change in U.S. Net Sales(a)	% Change in U.S. Total Prescriptions
		NPA Data (b)	NGPS Data (c)		NPA Data (b)	NGPS Data (c)
ABILIFY* (total revenue)	50	46	44	91	127	127
AVAPRO*/AVALIDE*	—	13	14	26	16	18
CEFZIL	6	(9)	(9)	(30)	(28)	(27)
COUMADIN	(16)	(18)	(18)	(31)	(18)	(23)
DOVONEX	(3)	(6)	(7)	14	(8)	(7)
ERBITUX* (d)	69	N/A	N/A	—	N/A	N/A
GLUCOPHAGE* Franchise	(55)	(66)	(65)	(62)	(55)	(56)
PARAPLATIN (d)	(96)	N/A	N/A	(9)	N/A	N/A
PLAVIX*	15	14	14	44	26	29
PRAVACHOL	(8)	(16)	(16)	(18)	(8)	(8)
REYATAZ	43	44	42	* *	* *	* *
SUSTIVA	15	5	8	4	5	12
TEQUIN	(5)	(30)	(28)	(26)	(18)	(17)
VIDEX/VIDEX EC	(73)	(62)	(62)	(1)	(1)	5
ZERIT	(14)	(31)	(29)	(37)	(29)	(27)

(a)	Reflects percentage change in net sales in dollar terms, including change in average selling prices and wholesaler buying patterns.
(b)	Based on a simple average of the estimated number of prescriptions in the retail and mail order channels as provided by IMS.
(c)	Based on a weighted average of the estimated number of prescription units (pills) in each of the retail and mail order channels based on data provided by IMS.
(d)	ERBITUX* and PARAPLATIN specifically, and oncology products in general, do not have prescription-level data because physicians do not write prescriptions for these products. The Company believes therapeutic category share information provided by third parties for these products may not be reliable and accordingly, none is presented here.
**	In excess of 200%.

For an explanation of the data presented above and the calculation of such data. See “—Three Months Results of Operations”.

Nutritionals

The composition of the net increase in nutritional sales is as follows:

Nine Months Ended September 30,	Total Change	Analysis of % Change
		Volume	Price	Foreign Exchange
2005 vs. 2004	8%	5%	2%	1%

Key Nutritional product lines and their sales, representing 95% and 93% of total Nutritional sales in the first nine months of 2005 and 2004, respectively, are as follows:

	Nine Months Ended September 30,
	2005	2004	% Change
	(dollars in millions)
Infant Formulas	$1,145	$1,043	10%
ENFAMIL	715	635	13%
Toddler/Children’s Nutritionals	390	348	12%

Worldwide Nutritional sales increased 8%, including a 1% favorable foreign exchange impact and a 2% unfavorable impact from the divestiture of the Adult Nutritional business in 2004, to $1,621 million in 2005 from 2004. International sales increased 10% to $833 million, including a 3% favorable foreign exchange impact and a 1% unfavorable impact from the divestiture of the Adult Nutritional business in 2004. Domestic sales increased 6% to $788 million, including a 4% unfavorable impact from the divestiture of the Adult Nutritional business in 2004.

Sales of ENFAMIL increased 13%, including a 1% favorable foreign exchange impact, to $715 million in 2005 from $635 million in 2004.

Related Healthcare

The composition of the net increase in Related Healthcare segment sales is as follows:

Nine Months Ended September 30,	Total Change	Analysis of % Change
		Volume	Price	Foreign Exchange
2005 vs. 2004	1%	—	(1)%	2%

Related Healthcare sales by business and their key products for the nine months ended September 30 were as follows:

	Nine Months Ended September 30,
	2005	2004	% Change
	(dollars in millions)
ConvaTec	$725	$688	5%
Ostomy	405	399	2%
Wound Therapeutics	304	280	9%
Medical Imaging	446	435	3%
CARDIOLITE	316	298	6%
Consumer Medicines	154	190	(19)%

•	ConvaTec sales increased 5%, including a 3% favorable foreign exchange impact to $725 million in 2005 from $688 million in 2004. Sales of wound therapeutic products increased 9%, including a 2% favorable foreign exchange impact, to $304 million in 2005 from $280 million in 2004, while ostomy sales increased 2%, including a 3% favorable foreign exchange impact, to $405 million in 2005 from $399 million in 2004.

•	Medical Imaging sales increased 3%, including a 1% favorable foreign exchange impact to $446 million in 2005 from $435 million in 2004. Sales of CARDIOLITE increased 6% to $316 million in 2005 from $298 million in 2004.

•	Consumer Medicines sales decreased 19% to $154 million from $190 million in 2004.

Geographic Areas

The Company’s sales by geographic areas were as follows:

	Nine Months Ended September 30,
	2005	2004	% Change
	(dollars in millions)
United States	$7,616	$7,803	(2)%
% of Total	54%	55%
Europe, Middle East and Africa	3,940	4,021	(2)%
% of Total	28%	28%
Other Western Hemisphere	1,148	1,035	11%
% of Total	8%	7%
Pacific	1,484	1,364	9%
% of Total	10%	10%

Total	$14,188	$14,223	—

Sales in the United States decreased 2% in 2005, with lower sales of PARAPLATIN, the GLUCOPHAGE* franchise as a result of generic competition, PRAVACHOL due to increased competition, partially offset by increased sales of growth drivers.

Sales in Europe, Middle East and Africa decreased 2%, including a 3% favorable foreign exchange impact as a result of sales decline in France, Germany, the UK, Italy, partially offset by increased sales in Spain.

Sales in the Other Western Hemisphere countries increased 11%, including a 7% favorable foreign exchange impact, primarily due to increased sales in Latin American countries.

Sales in the Pacific region increased 9%, including a 2% favorable foreign exchange impact, as a result of increased sales in Japan, China and Australia.

Expenses

	Nine Months Ended September 30,
	2005	2004	% Change
	(dollars in millions)
Cost of products sold	$4,333	$4,324	—
% of net sales	30.5%	30.4%
Marketing, selling and administrative	$3,737	$3,626	3%
% of net sales	26.3%	25.5%
Advertising and product promotion	$1,032	$987	5%
% of net sales	7.3%	6.9%
Research and development	$1,971	$1,823	8%
% of net sales	13.9%	12.8%
Acquired in-process research and development	$—	$63	(100)%
% of net sales	—	0.5%
Provision for restructuring, net	$—	$75	(100)%
% of net sales	—	0.5%
Litigation (income)/charges, net	$72	$404	(82)%
% of net sales	0.5%	2.8%
Gain on sale of business	$(569)	$(316)	(80)%
% of net sales	(4.0)%	(2.2)%
Equity in net income of affiliates	$(240)	$(204)	(18)%
% of net sales	(1.7)%	(1.4)%
Other expense, net	$168	$62	171%
% of net sales	1.2%	0.4%
Total expenses	$10,504	$10,844	(3)%
% of net sales	74.0%	76.2%

•	Cost of products sold, as a percentage of sales, increased to 30.5% in the first nine months of 2005 compared with 30.4% in the first nine months of 2004. The increase is primarily due to the unfavorable impact of U.S. Pharmaceutical sales mix in 2005, partially offset by $76 million of net litigation charges recorded 2004.

•	Marketing, selling and administrative expenses, as a percentage of sales, were 26.3% in the first nine months of 2005 and 25.5% in the first nine months of 2004.

•	Advertising and product promotion expenditures increased 5% to $1,032 million from 2004, primarily due to the launch of BARACLUDE™ and continued investments in growth drivers, partially offset by lower spending on mature products.

•	The Company’s investment in research and development totaled $1,971 million in the first nine months of 2005, an increase of 8% over 2004. In 2005, research and development spending dedicated to pharmaceutical products increased to 16.0% of Pharmaceuticals sales compared with 14.7% in 2004.

•	Acquired in-process research and development of $63 million in the first nine months of 2004 is related to the acquisition of Acordis. For additional information on the sale, see “Item 1. Financial Statements—Note 4. Acquisitions and Divestitures.”

•	Actions under the restructuring program for the first nine months of 2005 are expected to be complete by late 2005, while actions under the restructuring program for the first nine months 2004 are substantially completed. As a result of these actions, the Company expects the future annual benefit to earnings from continuing operations before minority interest and income taxes to be approximately $7 million and $142 million for the two restructuring programs for the first nine months of 2005 and 2004, respectively. For additional information on restructuring, see “Item 1. Financial Statements—Note 3. Restructuring.”

•

For the first nine months of 2005, the Company recorded net litigation charges of $72 million, reflecting an increase to the reserves for liabilities related to private litigations and governmental investigations of $373 million, ERISA litigation and other matters of $20 million, partially offset by insurance recoveries of $321 million. The $404 million litigation expense recorded in 2004 consisted of $320 million related to private litigation and governmental investigations related to wholesaler inventory issues and accounting matters, $50 million related to the PLATINOL litigation settlement and $34 million related to pharmaceutical pricing and sales and practices. For additional information on litigation charges, see “Item 1. Financial Statements — Note 17. Legal Proceedings and Contingencies.”

•	In 2005 the Company recorded a gain of $569 million on the sale of the U.S. and Canadian Consumer Medicines business and related assets. The gain on sale of business of $316 million in 2004 related to the sale of the Mead Johnson Adult Nutritional business. For additional information on these sales, see “Item 1. Financial Statements—Note 4. Acquisitions and Divestitures.”

•	Equity in net income of affiliates for the first nine months of 2005 was $240 million, compared with $204 million in the first nine months of 2004. Equity in net income of affiliates is principally related to the Company’s joint venture with Sanofi and investment in ImClone. The $36 million increase in equity in net income of affiliates primarily reflects an increase in net income in the Sanofi joint venture, partially offset by a net loss from the investment in ImClone. For additional information on equity in net income of affiliates, see “Item 1. Financial Statements—Note 2. Alliances and Investments.”

•	Other expenses, net of income, were $168 million and $62 million in the first nine months of 2005 and 2004, respectively. Other expenses include net interest expense, foreign exchange gains and losses, income from third-party contract manufacturing, royalty income, gains and losses on disposal of property, plant and equipment, and debt retirement costs. The increase in other expenses in 2005 was primarily due to debt retirement costs in connection with the repurchase of the $2.5 billion Notes due 2006, partially offset by the gain on sale of an equity investment. For additional information on the repurchase of the $2.5 billion Notes, see “Item 1. Financial Statements—Note 13. Short-term Borrowings and Long-term Debt.”

During the nine months ended September 30, 2005 and 2004, the Company recorded several (income)/expense items that affected the comparability of results of the periods presented herein, which are set forth in the following table.

Nine Months Ended September 30, 2005

	Cost of products sold	Research and development	Gain on sale of business	Litigation settlement expense/(income)	Other (income) / expense, net	Total
	(dollars in millions)
Litigation Matters:
Private litigations and governmental investigations	$—	$—	$—	$373	$—	$373
ERISA liability and other matters	—	—	—	20	—	20
Insurance recoveries	—	—	—	(321)	—	(321)

	—	—	—	72	—	72
Other:
Gain on sale of equity investment	—	—	—	—	(27)	(27)
Loss on sale of fixed assets	—	—	—	—	18	18
Accelerated depreciation and asset impairment	69	2	—	—	—	71
Gain on sale of Consumer Medicines businesses	—	—	(569)	—	—	(569)
Upfront and milestone payments	—	35	—	—	—	35
Debt retirement costs	—	—	—	—	69	69

	$69	$37	$(569)	$72	$60	(331)

Income taxes on items above						178
Adjustment to taxes on repatriation of foreign earnings						(135)

Increase to Net Earnings from Continuing Operations						$(288)

Nine Months Ended September 30, 2004

	Cost of products sold	Research and development	Acquired in- process research and development	Gain on sale of business	Provision for restructuring and other items, net	Litigation settlement expense	Other expense, net	Total
	(dollars in millions)
Litigation Matters:
Private litigation and governmental investigations	$—	$—	$—	$—	$—	$320	$—	$320
Product liability	75	—	—	—	—	—	11	86
Pharmaceutical pricing and sales litigation	—	—	—	—	—	34	—	34
Commercial litigation	26	—	—	—	—	—	—	26
Anti-trust litigation	—	—	—	—	—	50	—	50
Product liability insurance recovery	(25)	—	—	—	—	—	—	(25)

	76	—	—	—	—	404	11	491
Other:
Gain on sale of Adult Nutritional business	—	—	—	(316)	—	—	—	(316)
Accelerated depreciation	70	1	—	—	—	—	4	75
Downsizing and streamlining of worldwide operations	1	—	—	—	75	—	—	76
Milestone payments	—	40	—	—	—	—	—	40
Acordis IPR&D write-off	—	—	63	—	—	—	—	63

	$147	$41	$63	$(316)	$75	$404	$15	429

Income taxes on items above								(94)

Reduction to Net Earnings from Continuing Operations								$335

Earnings Before Minority Interest and Income Taxes

	Earnings From Continuing Operations Before Minority Interest and Income Taxes
	Nine Months ended September 30,
	2005	2004	% Change
	(dollars in millions)
Pharmaceuticals	$2,884	$3,309	(13)%
Nutritionals	494	466	6%
Related Healthcare	365	396	(8)%

Total segments	3,743	4,171	(10)%
Corporate/Other	(59)	(792)	93%

Total	$3,684	$3,379	9%

In the first nine months of 2005, earnings from continuing operations before minority interest and income taxes increased 9% to $3,684 million from $3,379 million in the first nine months of 2004. The $305 million increase included a $569 million gain on sale of the U.S. and Canadian Consumer Medicines business and related assets in the third quarter of 2005 and a $316 million gain in the first quarter of 2004 from the sale of the Adult Nutritional business. The increase was offset by higher spending on research and development and marketing, selling and administrative costs in 2005.

Pharmaceutical

Earnings before minority interest and income taxes decreased to $2,884 million in the first nine months of 2005 from $3,309 million in the first nine months of 2004.

Nutritional

Earnings before minority interest and income taxes increased to $494 million in the first nine months of 2005 from $466 million in the first nine months of 2004.

Related Healthcare

Earnings before minority interest and income taxes in the Related Healthcare segment decreased to $365 million in the first nine months of 2005 from $396 million in the first nine months of 2004. The $31 million decrease was primarily due to lower earnings in the Consumer Medicines business.

Income Taxes

The effective income tax rate on earnings from continuing operations before minority interest and income taxes was 20.5% in the first nine months of 2005 compared with 22.3% in the first nine months of 2004. The lower effective tax rate for the nine months ended September 30, 2005 was due primarily to a tax benefit associated with the release of contingency reserves resulting from the settlement of examinations by the Internal Revenue Service for the years 1998 through 2001, a change in estimate related to the reduction of a deferred tax provision established in the fourth quarter of 2004 for special dividends under the American Jobs Creation Act of 2004 (AJCA), partially offset by higher taxes on the sale of the Consumer Medicines business, lower foreign tax credits, and the unfavorable treatment of certain litigation reserves. The Company has recorded valuation allowances for certain state net deferred tax assets, state net operating loss and tax credit carryforwards, foreign net operating loss and tax credit carryforwards, and charitable contribution carryforwards. The Company currently believes that the state net deferred tax assets, state net operating loss and tax credit carryforwards, foreign net operating loss and tax credit carryforwards, and charitable contribution carryforwards for which valuation allowances have been provided, more likely than not, will not be realized in the future. In the third quarter of 2005, as a result of the sale of the Consumer Medicines business and other changes in assumptions regarding future taxable profits, the Company recorded a net benefit of approximately $3 million in its tax provision associated with the reduction of its valuation allowance on certain deferred tax assets.

As a result of Temporary Regulations issued by the Internal Revenue Service, the Company is evaluating certain changes to its global legal entity structure and their effects on its projected effective tax rate for 2005 and beyond. Such changes are not expected to have a current cash income tax effect.

Net Earnings

Net earnings from continuing operations increased 11% in the first nine months of 2005 to $2,493 million from $2,239 million in the first nine months of 2004. In the first nine months of 2005, basic earnings per share from continuing operations increased 10% to $1.28 from $1.16 in the first nine months of 2004, while diluted earnings per share from continuing operations increased 11% to $1.27 from $1.14 in 2004.

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

The following amounts related to the OTN business have been segregated from continuing operations and are reflected as discontinued operations for all periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(dollars in millions)
Net sales	$—	$649	$1,015	$1,815
Earnings before income taxes	—	5	(8)	16
Net (loss)/earnings from discontinued operations	—	3	(5)	10

Developments

On October 18, 2005, the FDA issued an approvable letter for muraglitazar, an investigational oral medicine for the treatment of type 2 diabetes. The FDA has requested additional information from ongoing clinical trials to more fully address the cardiovascular safety profile of muraglitazar. For additional information related to the approvable letter, see “Item 1. Financial Statements—Note 2. Alliances and Investments.”

In September 2005, the FDA’s Arthritis Advisory Committee unanimously recommended approval of ORENCIA® (abatacept), an investigational selective modulator of T-cell co-stimulation under development for the treatment of rheumatoid arthritis. The Company completed its submission of a Biologics License Application to the FDA for ORENCIA® in March 2005, and the original FDA action date of October 1, 2005 has been postponed to December 31, 2005.

In August 2005, the Company and ImClone announced that ImClone has submitted a supplemental Biologics License Application to the FDA for approval of ERBITUX*, an IgG1 monoclonal antibody in the treatment of Squamous Cell Carcinoma of the Head and Neck (SCCHN). The application seeks U.S. marketing approval for the use of ERBITUX* in combination with radiation for locally or regionally advanced SCCHN, and as monotherapy in patients with recurrent and/or metastatic SCCHN where prior platinum-based chemotherapy has failed or where platinum-based therapy would not be appropriate. ImClone has requested priority review of the application. ERBITUX* is currently indicated for the treatment of refractory metastatic colorectal cancer.

In the third quarter of 2005, the Company completed the sale of its U.S. and Canadian Consumer Medicines business and related assets (Consumer Medicines) to Novartis AG (Novartis). Under the terms of the agreement, Novartis acquired the trademarks, patents and intellectual property rights of Consumer Medicines for $661 million in cash, of which $15 million is attributable to a post-closing supply arrangement between the Company and Novartis. The related assets include the rights to the U.S. Consumer Medicines brands in Latin America, Europe, the Middle East and Africa. As a result of this transaction, the Company recorded a pre-tax gain of $569 million ($370 million net of tax) in the third quarter of 2005.

Financial Position, Liquidity and Capital Resources

Cash, cash equivalents and marketable debt securities totaled approximately $3.8 billion at September 30, 2005 compared to $7.5 billion at December 31, 2004. The Company continues to maintain a sufficient level of working capital, which was approximately $3.5 billion and $5.0 billion at September 30, 2005 and December 31, 2004, respectively. In 2005 and future periods, the Company expects cash generated by its U.S. operations, together with existing cash and borrowings from the capital markets, to sufficiently cover cash needs for working capital, capital expenditures, milestone payments and dividends paid in the United States. Cash and cash equivalents, marketable securities, the conversion of other working-capital items and borrowings are expected to fund near-term operations.

In the fourth quarter of 2004, the Company disclosed that it anticipated repatriating approximately $9 billion in special dividends in 2005 and recorded a $575 million provision for deferred taxes pursuant to the American Jobs Creation Act of 2004 (AJCA) as enacted and other pending matters. In the first quarter of 2005, the Company repatriated approximately $6.2 billion in special dividends from foreign subsidiaries and will repatriate the remainder of the $9 billion in the fourth quarter of 2005. The Company expects that it will use the special dividends in accordance with requirements established by the U.S. Treasury Department. During the second quarter of 2005, the U.S. Treasury Department issued AJCA related guidance clarifying that the “gross-up” for foreign taxes associated with the special dividends also qualifies for the 5.25% tax rate established by the AJCA. As a result of this guidance, the Company reduced the $575 million provision by recording a benefit of approximately $135 million in its tax provision for the second quarter of 2005. Except for earnings associated with the special dividends discussed above, U.S. income taxes have not been provided on the balance of unremitted earnings of non-U.S. subsidiaries, since the Company has invested or expects to invest such earnings permanently offshore.

Cash and cash equivalents at September 30, 2005 primarily consisted of U.S. dollar denominated bank deposits with an original maturity of three months or less. Marketable securities at September 30, 2005 primarily consisted of U.S. dollar denominated floating rate instruments with an ‘AAA/aaa’ credit rating. Due to the nature of these instruments, the Company considers it reasonable to expect that their fair market values will not be significantly impacted by a change in interest rates, and that they can be liquidated for cash at short notice.

Short-term borrowings were $277 million at September 30, 2005, compared with $1,883 million at December 31, 2004, primarily as a result of the retirement of commercial paper.

Long-term debt was $5.9 billion at September 30, 2005 compared to $8.5 billion at December 31, 2004. During the second quarter of 2005, the Company repurchased all of its outstanding $2.5 billion aggregate principal amount 4.75% Notes due 2006, and incurred an aggregate pre-tax loss of approximately $69 million in connection with the early redemption of the Notes and termination of related interest rate swaps. The Moody’s Investors Service (Moody’s) long-term and short-term credit ratings for the Company are currently A1 and Prime-1, respectively. On November 1, 2005, Moody’s placed the long-term A1 senior rating of the Company’s debt under review for possible downgrade, while affirming the short-term Prime-1 rating. Standard & Poor’s (S&P) long-term and short-term credit ratings for the Company are currently A+ and A-1, respectively. S&P’s long-term credit rating remains on negative outlook. Fitch Ratings Ltd. (Fitch) long-term and short-term credit ratings for the Company are currently A+ and F1, respectively. On September 16, 2005, Fitch’s long-term credit rating on the Company was changed from negative to stable outlook.

In August 2005, a wholly-owned subsidiary of the Company entered into a new $2.5 billion term loan facility with a syndicate of lenders. Borrowings under this facility will be guaranteed by the Company, the subsidiaries of the borrower and by certain European subsidiaries of the Company. This facility contains a five-year tranche of up to $2.0 billion and a two-year tranche of up to $500 million. The Company is subject to substantially the same covenants as those included in its December 2004 Revolving Credit facility. The Company is also subject to further restrictions, including certain financial covenants. Prior to borrowing any proceeds against the facility, the Company obtained a waiver from the lenders for a covenant default under this facility due to a one-time intercompany distribution. In October 2005, the Company, through its subsidiary, borrowed $2 billion against this facility.

The following is a discussion of working capital and cash flow activities:

	September 30, 2005	December 31, 2004
	(dollars in millions)
Working capital	$3,523	$4,958

	Nine Months Ended September 30,
	2005	2004
	(dollars in millions)
Cash flow provided by/(used in):
Operating activities	$1,511	$2,493
Investing activities	2,514	(1,509)
Financing activities	(5,562)	(97)

•	The decrease in working capital of $1,435 million from December 31, 2004 to September 30, 2005 was primarily due to: a reduction in net cash (cash, cash equivalents and marketable securities less short-term borrowings) primarily used for the early redemption of the $2.5 billion Notes; lower receivables resulting from collection of foreign withholding taxes and lower sales volume; higher reserves for litigation matters; and unfavorable translation impact due to the strengthening of the U.S. Dollar; partially offset by lower accrued liability for royalties, product liability and lower unrealized losses from derivatives resulting from the weakening of the Euro; reduction in income taxes payable resulting from payments related to the repatriation of special dividends under the AJCA; and higher inventories due to increased demand of newer products and existing key brands.

•	Net cash provided by operating activities was $1,511 million in the first nine months of 2005 and $2,493 million in the first nine months of 2004. The $982 million decrease is mainly attributable to lower earnings and higher usage of working capital. The significant changes in operating assets and liabilities between 2005 and 2004 are: a $926 million decrease in income tax payable primarily related to the settlement of examinations by the Internal Revenue Service for the years 1998 through 2001 and the payment of taxes related to the repatriation of special dividends under the AJCA; a $611 million decrease in accounts payable and accrued expenses primarily due to vendor payments prior to the sale of the OTN business and lower accrued rebates and returns, interest and royalties; a $178 million increase in inventories due to the growth of newer products and in anticipation of new product launches; and a $857 million decrease in receivables primarily due to lower sales volume and foreign withholding taxes.

•	Net cash provided by investing activities was $2,514 million in the first nine months of 2005 compared to net cash used of $1,509 million in the first nine months of 2004. The $4,023 million increase is attributable to the sale of marketable securities in 2005, proceeds from sale of the Consumer Medicines business for $646 million in 2005 and a one time $250 million milestone payment to ImClone in 2004.

•	Net cash used in financing activities was $5,562 million in the first nine months of 2005 and $97 million in the first nine months of 2004. The $5,465 million decrease was mainly attributable to the retirement of commercial paper and long-term debt in 2005.

During the nine months ended September 30, 2005 and 2004, the Company did not purchase any of its common stock.

For each of the three and nine month periods ended September 30, 2005 and 2004, dividends declared per common share were $.28 and $.84, respectively. The Company paid $549 million and $1,639 million in dividends for the three and nine months of 2005 and $544 million and $1,630 million for the three and nine months of 2004, respectively. Dividend decisions are made on a quarterly basis by the Board of Directors.

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

The Company maintains inventory management agreements (IMAs) with most of its U.S. pharmaceutical wholesalers which account for nearly 100% of total gross sales of U.S. pharmaceutical products. Under the current terms of the IMAs, the Company’s three largest wholesaler customers provide the Company with weekly information with respect to months on hand product level inventories and the amount of out-movement of products. These three wholesalers currently account for over 90% of total gross sales of U.S. pharmaceutical products. The inventory information received from these wholesalers, together with the Company’s internal information, is used to estimate months on hand product level inventories at these wholesalers. The Company estimates months on hand product inventory levels for its U.S. Pharmaceutical business’s wholesaler customers other than the three largest wholesalers by extrapolating from the months on hand calculated for three largest wholesalers. The Company considers whether any adjustments are necessary to these extrapolated amounts based on such factors as historical sales of individual products made to such other wholesalers and third-party market research data related to prescription trends and patient demand. In contrast, for the Company’s Pharmaceutical business outside of the United States, Nutritionals and Related Healthcare business units around the world, the Company has significantly more direct customers, limited information on direct customer product level inventory and corresponding out movement information and the reliability of third party demand information, where available, varies widely. Accordingly, the Company relies on a variety of methods to estimate months on hand product level inventories for these business units.

The Company will disclose for each of its top fifteen (15) pharmaceutical products sold by the U.S. Pharmaceutical business (based on 2004 net sales) the amount of net sales and the estimated number of months on hand in the U.S. wholesaler distribution channel as of the end of the immediately preceding quarter and as of the end of the applicable quarter in its quarterly and annual reports on Forms 10-Q and 10-K. This information for the quarter ended September 30, 2005 is included in Management Discussion and Analysis in this Form 10-Q. The Company will disclose corresponding information for the top fifteen (15) pharmaceutical products sold within its major non-U.S. countries, as described above. For all other business units, the Company will continue to disclose on a quarterly basis the key product level inventories. The information required to estimate months on hand product level inventories in the direct customer distribution for the non-U.S. Pharmaceutical businesses is not available prior to the filing of the quarterly report on Form 10-Q for an applicable quarter. Accordingly, the Company will disclose this information on its website approximately 60 days after the end of the applicable quarter, and in the Company’s Form 10-Q for the following quarter. Information for these products for the quarter ended September 30, 2005 is expected to be disclosed on the Company’s website on or about November 30, 2005 and in the Company’s Form 10-K for the quarter ended December 31, 2005. In addition to the foregoing quarterly disclosure, the Company will include all the foregoing information for all business units for each quarter in its Annual Report on Form 10-K. For non-key products, if the inventory at direct customers exceeds approximately one month on hand, the Company will disclose the estimated months on hand for such product(s), except where the impact on the Company is de minimis.

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

PRAVACHOL, an HMG Co-A reductase inhibitor (statin), had net sales of $1.7 billion in the first nine months of 2005. The Company continues to experience increased competition for PRAVACHOL from established brands and new entrants. U.S. prescriptions for PRAVACHOL declined 16% in the first nine months of 2005 compared to 2004. While the product has begun to lose exclusivity in some markets between now and its anticipated loss of U.S. exclusivity in April 2006, its expected rate of decline in sales and in market share could be accelerated by increased competition from established brands and new entrants.

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

Although it is not possible to predict or identify all factors, they may include but are not limited to the following:

•	Competitive factors, such as (i) new products developed by competitors that have lower prices or superior performance features or that are otherwise competitive with the Company’s current products; (ii) generic competition as the Company’s products mature and patents expire on products; (iii) technological advances and patents attained by competitors; (iv) problems with licensors, suppliers and distributors; and (v) business combinations among the Company’s competitors or major customers.

•	Difficulties and delays inherent in product development, manufacturing and sale, such as (i) products that may appear promising in development but fail to reach market or be approved for additional indications for any number of reasons, including efficacy or safety concerns, the inability to obtain necessary regulatory approvals and the difficulty or excessive cost to manufacture; (ii) failure of any of our products to achieve or maintain commercial viability; (iii) seizure or recalls of pharmaceutical products or forced closings of manufacturing plants; (iv) the failure to obtain, the imposition of limitations on the use of, or loss of patent and other intellectual property rights; (v) failure of the Company or any of its vendors or suppliers to comply with Current Good Manufacturing Practices and other application regulations and quality assurance guidelines that could lead to temporary manufacturing shutdowns, product shortages and delays in product manufacturing; and (vi) other manufacturing or distribution problems including changes in manufacturing production sites and manufacturing capacity due to regulatory requirements, changes in types of products produced, such as biologics, or physical limitations that could impact continuous supply.

•	New government laws and regulations, such as (i) health care reform initiatives in the United States at the state and federal level and in other countries; (ii) changes in the FDA and foreign regulatory approval processes that may cause delays in approving, or preventing the approval of, new products; (iii) tax changes such as the phasing out of tax benefits heretofore available in the United States and certain foreign countries; (iv) new laws, regulations and judicial decisions affecting pricing or marketing within or across jurisdictions; and (v) changes in intellectual property law.

•	Legal difficulties, including lawsuits, claims, proceedings and investigations, any of which can preclude or delay commercialization of products or adversely affect operations, profitability, liquidity or financial condition, including (i) intellectual property disputes, including the outcome of the PLAVIX* litigation in the U.S.; (ii) sales and marketing practices in the U.S. and internationally; (iii) adverse decisions in litigation, including product liability and commercial cases; (iv) the inability to obtain adequate insurance with respect to this type of liability; (v) recalls or withdrawals of pharmaceutical products or forced closings of manufacturing plants; (vi) the failure to fulfill obligations under supply contracts with the government and other customers which may result in liability; (vii) government investigations including those relating to wholesaler inventory, financial restatement and product pricing and promotion; (viii) claims asserting violations of securities, antitrust, federal and state pricing and other laws; (ix) environmental, health and safety matters; (x) tax liabilities; and (xi) compliance with the Deferred Prosecution Agreement. There can be no assurance that there will not be an increase in scope of these matters or that any future lawsuits, claims, proceedings or investigations will not be material.

•	Increasing pricing pressures worldwide, including rules and practices of managed care groups and institutional and governmental purchasers, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform and potential impact of importation legislative or otherwise, pharmaceutical reimbursement and pricing in general.

•	Fluctuations in buying patterns and inventory levels of major distributors, retail chains and other trade buyers, which may result from seasonality, pricing, wholesaler buying decisions (including the effect of incentives offered), the Company’s wholesaler inventory management policies (including the workdown or other changes in wholesaler inventory levels) or other factors.

•	Reliance of the Company on vendors, partners and other third parties to meet their contractual, regulatory and other obligations in relation to their arrangements with the Company.

•	Greater than expected costs and other difficulties, including unanticipated effects and difficulties of acquisitions, dispositions and other events, including obtaining regulatory approvals in connection with evolving business strategies, legal defense costs, insurance expense, settlement costs and the risk of an adverse decision related to litigation.

•	Changes to advertising and promotional spending and other categories of spending that may affect sales.

•	Changes in product mix that may affect margins.

•	Changes in the Company’s structure, operations, revenues, costs, staffing or efficiency resulting from acquisitions, divestitures, mergers, alliances, restructurings or other strategic initiatives, and the need to obtain governmental approvals, as appropriate.

•	Economic factors over which the Company has no control such as changes of business and economic conditions including, but not limited to, changes in interest rates and fluctuation of foreign currency exchange rates.

•	Changes in business, political and economic conditions due to political or social instability, military or armed conflict, nationalization of assets, debt or payment moratoriums, other restrictions on commerce, and actual or threatened terrorist attacks in the United States or other parts of the world and related military action.

•	Changes in accounting standards promulgated by the FASB, the SEC or the AICPA, which may require adjustments to financial statements.

•	Capacity, efficiency, reliability, security and potential breakdown, invasion, destruction or interruption of information systems.

•	Results of clinical studies relating to the Company’s or a competitor’s products.

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

In the nine months ended September 30, 2005, the Company sold $463 million notional amount of forward contracts (in several currencies) to partially hedge the exchange impact primarily related to forecasted intercompany inventory purchases for up to the next 21 months. In addition, the Company bought $415 million notional amount of Japanese yen forward contracts to hedge the exchange impact related to Japanese yen denominated third party payables and sold a net $5,715 million notional amount of forward contracts (in several currencies) to partially hedge the exchange impact primarily related to non-functional currency denominated intercompany loans. As of September 30, 2005 exposures related to these forward contracts have been largely eliminated.

In April 2005, in connection with the early redemption of its $2.5 billion Notes due 2006, the Company terminated $2.0 billion notional amount of fixed-to-floating interest rate swap agreements and incurred a loss of $28 million. In June 2005, the Company terminated $500 million notional amount of fixed-to-floating interest rate swap agreements related to its $2.5 billion Notes due 2011, and incurred a loss of $23 million. This loss will be amortized to interest expense over the remaining life of the Notes, due 2011. In September 2005, the Company also terminated $350 million notional amount of fixed-to-floating interest rate swap agreements related to its $350 million Debentures due 2026, and received a gain of $39 million. This gain will be amortized to interest expense over the remaining life of the Debentures due 2026.

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

PART II—OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in “Item 1. Final Statements—Note 17. Legal Proceedings and Contingencies,” to the interim consolidated financial statements, and is incorporated by reference herein.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the surrenders of the Company’s equity securities in connection with stock option and restricted stock programs during the nine-month period ended September 30, 2005:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(b)
				(dollars in millions)
January 1 to 31, 2005	31,445	$25.38	372,351,413	$2,220
February 1 to 28, 2005	42,276	$24.11	372,351,413	$2,220
March 1 to 31, 2005	246,720	$25.44	372,351,413	$2,220

Three months ended March 31, 2005	320,441		372,351,413

April 1 to 30, 2005	9,798	$25.52	372,351,413	$2,220
May 1 to 31, 2005	9,880	$25.77	372,351,413	$2,220
June 1 to 30, 2005	5,162	$25.43	372,351,413	$2,220

Three months ended June 30, 2005	24,840		372,351,413

July 1 to 31, 2005	30,322	$25.17	372,351,413	$2,220
August 1 to 31, 2005	43,398	$25.09	372,351,413	$2,220
September 1 to 30, 2005	4,648	$24.60	372,351,413	$2,220

Three months ended September 30, 2005	78,368		372,351,413

Nine months ended September 30, 2005	423,649		372,351,413

(a)	Reflects the following transactions during the first nine months of 2005: (i) the deemed surrender to the Company of 343,968 shares of Common Stock to pay the exercise price and to satisfy tax withholding obligations in connection with the exercise of employee stock options, and (ii) the surrender to the Company of 79,681 shares of Common Stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.
(b)	In June 2001, the Company announced that the Board of Directors authorized the purchase of up to $14 billion of Company common stock. During the first nine months of 2005, no shares were repurchased pursuant to this program and no purchases of any shares under this program are expected for the remainder of 2005.

Item 6. EXHIBITS

Exhibits (listed by number corresponding to the Exhibit Table of Item 601 in Regulation S-K).

Exhibit Number and Description		Page
10y.	Single Currency Term Facility Agreement for $2,500,000,000 dated August 5, 2005, between BMS Omega Bermuda Holdings Finance Ltd., as a borrower, the entities listed therein as Original Guarantors, BNP Paribas and the Royal Bank if Scotland plc, as arrangers, the financial institutions therein as Original Lenders and the Royal Bank of Scotland plc, as agent.	E-10-1

10z.	Waiver letter relating to the Single Currency Term Facility Agreement for $2,500,000,000 dated September 29, 2005.	E-10-2

10aa.	Separation Agreement between Bristol-Myers Squibb Company and Donald J. Hayden.	E-10-3

15.	Letter Regarding Unaudited Interim Financial Information.	E-15

31a.	Section 302 Certification Letter.	E-31-1

31b.	Section 302 Certification Letter.	E-31-2

32a.	Section 906 Certification Letter.	E-32-1

32b.	Section 906 Certification Letter.	E-32-2

*	Indicates, in this Form 10-Q, brand names of products which are registered trademarks not owned by the Company or its subsidiaries. ERBITUX is a trademark of ImClone Systems Incorporated; AVAPRO/AVALIDE (known in the EU as APROVEL/KARVEA) and PLAVIX are trademarks of Sanofi-Synthelabo S.A.; GLUCOPHAGE, GLUCOPHAGE XR and GLUCOVANCE are trademarks of Merck Sante S.A.S., an associate of Merck KGaA of Darmstadt, Germany; and ABILIFY is a trademark of Otsuka Pharmaceutical Company, Ltd.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRISTOL-MYERS SQUIBB COMPANY (REGISTRANT)

Date: November 2, 2005	By:	/s/ Peter R. Dolan
Peter R. Dolan
Chief Executive Officer

Date: November 2, 2005	By:	/s/ Andrew R. J. Bonfield
Andrew R. J. Bonfield
Chief Financial Officer