Form 10-K
period 2005-12-31
BRISTOL MYERS SQUIBB CO
filed 2006-03-14
CIK 14272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the 1,958,265,784 shares of voting common equity held by non-affiliates of the registrant, computed by reference to the closing price as reported on the New York Stock Exchange, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2005) was approximately $48,917,479,284. Bristol-Myers Squibb has no non-voting common equity. At February 14, 2006, there were 1,959,073,035 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Proxy Statement for the registrant’s Annual Meeting of Stockholders to be held May 2, 2006 are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Item 1. BUSINESS.

General

Bristol-Myers Squibb Company (which may be referred to as Bristol-Myers Squibb, BMS or the Company) was incorporated under the laws of the State of Delaware in August 1933 under the name Bristol-Myers Company, as successor to a New York business started in 1887. In 1989, Bristol-Myers Company changed its name to Bristol-Myers Squibb Company as a result of a merger. The Company, through its divisions and subsidiaries, is engaged in the discovery, development, licensing, manufacturing, marketing, distribution and sale of pharmaceuticals and other health care related products.

Acquisitions and Divestitures

In January 2006, the Company completed the sale of its inventory, trademark, patent and intellectual property rights related to DOVONEX*, a treatment for psoriasis in the United States, to Warner Chilcott Company, Inc. for $200 million in cash. In addition, the Company will receive a royalty based on 5% of net sales of DOVONEX* through the end of 2007. As a result of this transaction, the Company expects to recognize a pre-tax gain of approximately $200 million ($126 million net of tax) in the first quarter of 2006, subject to certain post-closing adjustments.

In 2005, the Company completed the sale of its U.S. and Canadian Consumer Medicines business and related assets (Consumer Medicines) to Novartis AG (Novartis). Under the terms of the agreement, Novartis acquired the trademarks, patents and intellectual property rights of the U.S. and Canadian Consumer Medicines business and the rights to the U.S. Consumer Medicines brands in Latin America, Europe, the Middle East and Africa. The results of operations of Consumer Medicines are included in the Company’s consolidated statement of earnings up to the date of disposal. As a result of this transaction, the Company recorded a pre-tax gain of $569 million ($370 million net of tax) in the third quarter of 2005 subject to certain post-closing adjustments.

In May 2005, the Company completed the sale of Oncology Therapeutics Network (OTN) to One Equity Partners LLC for cash proceeds of $197 million, including the impact of a working capital adjustment. The Company recorded a pre-tax gain of $63 million ($13 million net of tax) that was presented as a gain on sale of discontinued operations in the consolidated statement of earnings. OTN was previously presented as a separate segment.

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

The Company incorporates by reference certain information from parts of its proxy statement for the 2006 Annual Meeting of Stockholders. The SEC allows the Company to disclose important information by referring to it in that manner. Please refer to such information. The Company’s proxy statement for the 2006 Annual Meeting of Stockholders and 2005 Annual Report are available on the Company’s website (www.bms.com) under the “Investors—SEC Filings” caption.

Business Segments

The Company has three reportable segments—Pharmaceuticals, Nutritionals and Other Health Care. The Pharmaceuticals segment is made up of the global pharmaceutical and international consumer medicines business. The Nutritionals segment consists of Mead Johnson Nutritionals (Mead Johnson), primarily an infant formula and children’s nutritionals business. The Other Health Care segment consists of ConvaTec, Medical Imaging and Consumer Medicines (U.S. and Canada) businesses. For additional information about these segments, see “Item 8. Financial Statements—Note 17. Segment Information.”

Pharmaceuticals Segment

The Pharmaceuticals segment competes with other worldwide research-based drug companies, smaller research companies and generic drug manufacturers. The Company is nearing the end of transitioning its pharmaceutical portfolio away from products which have lost or are expected to lose exclusivity towards growth drivers and other new products which have resulted from the Company’s focus on areas with significant unmet medical needs. The Company has experienced substantial revenue losses in the last few years due to the expiration of market exclusivity for certain of its products. For 2006, the Company estimates reductions of net sales in the range of $1.4 billion to $1.5 billion from the 2005 levels for products which have lost or will lose exclusivity in the period from 2003 to 2006, primarily GLUCOPHAGE* XR (Extended Release) and GLUCOVANCE* in the United States, TAXOL® (paclitaxel) in Europe, PRAVACHOL in the United States and Europe and CEFZIL in the United States. In 2007, revenue reductions due to exclusivity losses are anticipated to begin to moderate from 2006 levels, as no major new exclusivity losses are expected. The timing and amounts of sales reductions from exclusivity losses, their realization in particular periods and the eventual levels of remaining sales revenues are uncertain and dependent on the levels of sales at the time exclusivity ends, the timing and degree of development of generic competition (speed of approvals, market entry and impact) and other factors.

Anticipated decreases in revenue during 2006 due to continued exclusivity losses are expected to be more or less offset by growth in net sales of the Company’s growth drivers and potential new products during the same period. These products include PLAVIX*, AVAPRO*/AVALIDE*, ABILIFY*, REYATAZ, ERBITUX*, BARACLUDE, ORENCIA and EMSAM*. The Company’s compounds in late stage development include dasatinib for adult chronic mylogenous leukemia, ixabepilone for metastatic breast cancer, belatacept for solid organ transplantation rejection, vinflunine for cancer, ipilimumab for cancer and saxagliptin for diabetes. Expectations of continued sales growth are subject to competitive factors, the outcome of the PLAVIX* patent litigation discussed below, and risks inherent in product development and regulatory approval. Gross margins are expected to stabilize in 2006 as the relatively high margins realized on the sale of the growth drivers and certain new or recently launched products more or less offset lower margins on products that have lost or are expected to lose exclusivity. Earnings will be adversely affected by the Company’s investments to support the introduction of new products and the development and launch of additional new compounds. In 2007, based on management’s current estimates of growth of the Company’s growth drivers and new product launches as well as the expected realization of productivity savings, the Company expects to begin to enter a period of sustained growth.

The Company’s expectations of future sales growth include substantial expected increases in sales of PLAVIX*, which had net sales of $3.8 billion for 2005, and is currently the Company’s largest product ranked by net sales. The composition of matter patent for PLAVIX*, which expires in 2011, is currently the subject of litigation in the United States, with a trial scheduled to begin in June 2006. Similar proceedings involving PLAVIX* are ongoing in Canada. There are no patent enforcement proceedings outside of the U.S. and Canada. The Company continues to believe that the patent is valid and that it is infringed, and with its alliance partner and patent-holder Sanofi-Aventis (Sanofi), is vigorously pursuing these cases. It is not possible at this time reasonably to assess the outcome of these litigations, or if there were an adverse determination in these litigations, the timing of potential generic competition for PLAVIX*. Apotex Inc. and Apotex Corporation (Apotex) announced that in January 2006 it had received final approval of its aNDA for clopidogrel bisulfate from the U.S. Food and Drug Administration (FDA). Accordingly, Apotex could decide to launch a generic product at risk at any time. Such generic competition would likely result in substantial decreases in the sales of PLAVIX* in the United States. The loss of market exclusivity of PLAVIX* and the subsequent development of generic competition would be material to the Company’s results of operations and could be material to its financial condition and liquidity.

The Company and its subsidiaries are the subject of a number of significant pending lawsuits, claims, proceedings and investigations. It is not possible at this time reasonably to assess the final outcome of these investigations or litigations. Management continues to believe, as previously disclosed, that during the next few years, the aggregate impact, beyond current reserves, of these and other legal matters affecting the Company, if not favorably resolved, is reasonably likely to be material to the Company’s results of operations and cash flows, and may be material to its financial condition and liquidity. The Company’s expectations for 2006 and 2007 described above do not reflect the potential impact of litigation on the Company’s results of operations.

For more information about these and other matters, see “—Products,” “—Competition” and “—Research and Development” below, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Outlook,” and “Item 8. Financial Statements—Note 20. Legal Proceedings and Contingencies.”

Products

Most of the Company’s pharmaceutical revenues come from products in the following therapeutic classes: cardiovascular; virology, including human immunodeficiency virus (HIV); other infectious diseases; oncology; affective and other (psychiatric) disorders; and metabolics.

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

The chart below shows the net sales of key products in the Pharmaceuticals segment, together with the year in which the basic exclusivity loss (patent rights or data exclusivity) occurred or is currently estimated to occur in the United States, the European Union (EU) and Japan. The Company also sells its pharmaceutical products in other countries; however, data is not provided on a country-by-country basis because individual country sales are not significant outside the United States, the EU and Japan. In many instances, the basic exclusivity loss date listed below is the expiration date of the patent that claims the active ingredient of the drug or the method of using the drug for the approved indication. In some instances, the basic exclusivity loss date listed in the chart is the expiration date of the data exclusivity period. In situations where there is only data exclusivity without patent protection, a competitor could seek regulatory approval by submitting its own clinical trial data to obtain marketing approval prior to the expiration of data exclusivity.

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

Pharmaceutical Products	2005	2004	2003	Past or Currently Estimated Year of U.S. Basic Exclusivity Loss	Past or Currently Estimated Year of EU Basic Exclusivity Loss (a)	Past or Currently Estimated Year of Japanese Basic Exclusivity Loss
(Dollars in Millions)
Cardiovascular
PLAVIX*	$3,823	$3,327	$2,467	2011	2013	++
PRAVACHOL	2,256	2,635	2,827	2006	2002-2007	++
AVAPRO*/AVALIDE*	982	930	757	2011	2007-2012	++
COUMADIN	212	255	303	1997	(b)	++
MONOPRIL	208	274	470	2003	2001-2008	++
Virology
REYATAZ	696	414	88	2017	2017	2017
SUSTIVA	680	621	544	2013	2013	++
ZERIT	216	272	354	2008	2007-2011	2008
VIDEX/VIDEX EC	174	274	267	2001/2004	2001	2001
BARACLUDE	12	—	—	2010	++	++
Other Infectious Diseases
CEFZIL	259	270	327	2005	2004-2009	++
Oncology
TAXOL® (paclitaxel)	747	991	934	2000	2003	2006-2013(c)
ERBITUX*	413	261	—	2017	++	++
PARAPLATIN	157	673	905	2004	2000	1998
Affective (Psychiatric) Disorders
ABILIFY* (total revenue)	912	593	283	2014	2009	++
Metabolics
GLUCOPHAGE* Franchise	172	336	948	2000-2004	++	++
Immunology
ORENCIA	—	—	—	2016	++	++

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

*	Indicates brand names of products which are registered trademarks not owned by the Company or its subsidiaries. Specific trademark ownership information can be found on page 133.

++	The Company does not currently market the product in the jurisdiction indicated.

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

(b)	EU basic exclusivity expired before BMS acquired the product.

(c)	The 6 year data exclusivity expired in 2003. A BMS patent in Japan may preclude generic entry in Japan until 2006 or later.

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

The composition of matter patent in the United States expires in 2011 (which includes a statutory patent term extension). This patent is currently the subject of litigation. The Company continues to believe that the patent is valid and that it is infringed, and with its alliance partner and patent-holder Sanofi, is vigorously pursuing the litigation. It is not possible at this time reasonably to assess the outcome of this litigation, or if there were an adverse determination in this litigation, the timing of potential generic competition for PLAVIX*. Apotex announced that in January 2006 it had received final approval of its aNDA for clopidogrel bisulfate from the FDA. Accordingly, Apotex could decide to launch a generic product at risk at any time. Such generic competition would likely result in substantial decreases in the sales of PLAVIX* in the United States. For more information about this litigation, see “Item 8. Financial Statements—Note 20. Legal Proceedings and Contingencies.” For more information about the potential effects of generic competition on PLAVIX*, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Outlook.” In the EU, regulatory data exclusivity extends to 2008 and the key composition of matter patent expires in 2013.

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

The Company has licensed a patent covering pravastatin, marketed by the Company in the U.S. as PRAVACHOL, from Sankyo Company, Ltd. (Sankyo) of Japan, with the agreement expiring as exclusivity expires on a market-by-market basis. The Company entered into a distribution agreement with Watson Pharmaceutical (Watson) authorizing Watson to distribute pravastatin sodium tablets in the U.S. Exclusivity in the U.S. under the patent (including pediatric extension) lasts until April 2006. Under the terms of the license, the Company may market and sell pravastatin throughout the world, excluding Japan, Korea, Taiwan and Thailand (markets in which Sankyo retains exclusive patent rights). Sankyo also copromotes and comarkets pravastatin in certain European and Latin American countries.

The composition of matter patent was scheduled to expire in the United States in October 2005, but has been extended for six months to April 2006 under the law that provides exclusivity extensions for pediatric research. In the EU, the composition of matter patent was not obtained in Greece, Luxembourg or Portugal and expired in Spain in 2002. The composition of matter patent expired in

2004 in Austria, Belgium, Denmark, Finland, Germany, Ireland, the Netherlands and the United Kingdom. In France and Sweden, expiration will occur in August and March 2006, respectively. In Italy, expiration will occur on January 1, 2008.

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

Virology

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

Rights to market efavirenz in the United States, Canada, the United Kingdom, France, Germany, Ireland, Italy and Spain are licensed from Merck & Co., Inc. (Merck) for a royalty based on a percentage of net sales.

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

The use patent expires in the United States in December 2008. The use patent series expires in the EU from 2007 through 2011 (patent applications are pending in Denmark and Finland), and in Japan in December 2008.

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

VIDEX (reduced mass formulation): the Company has patents covering the reduced mass formulation of VIDEX in the United States, the EU and Japan that expire in 2012. Another company may attempt to develop a reduced mass formulation of didanosine that does not infringe these patents.

VIDEX EC (enteric coated capsule): the Company also has pending patent applications that cover the VIDEX EC formulation in the United States, the EU and Japan. If these patents are issued, expiration will be in 2018.

U.S. data exclusivity for VIDEX EC expired in 2004. Japanese data exclusivity for VIDEX EC expired in March 2005.

The Company obtains the materials necessary for bulk manufacture of didanosine from a third party and produces the finished product in its own facilities.

BARACLUDE

Entecavir is a potent and selective inhibitor of hepatitis B virus that was approved by the FDA in March 2005 for the treatment of chronic hepatitis B infection. It has also been approved in China and other markets in the Asia-Pacific region. The Company has a composition of matter patent that expires in the United States in 2010.

BARACLUDE was developed internally.
Other Infectious Diseases

CEFZIL	Cefprozil is a semi-synthetic broad-spectrum cephalosporin antibiotic for the treatment of mild to moderately severe bacterial infections of the throat, ear, sinuses, respiratory tract and skin.

Cefprozil was discovered and developed internally.

The basic composition of matter patent protecting cefprozil in the United States (including patent term extension) expired December 2005. In several European countries including Austria, Finland, Italy, Switzerland and the United Kingdom, the composition of matter patent expires in 2008-2009 (including term extension). In Spain, the patent expired in February 2005, and for other European countries and Japan, the patent expired in 2004.

Oncology

TAXOL® (paclitaxel)

Paclitaxel is used in the treatment of refractory ovarian cancer, first-line treatment of ovarian cancer in combination with cisplatin, second-line treatment of AIDS related Kaposi’s Sarcoma, treatment of metastatic breast cancer after failure of combination chemotherapy, adjuvant treatment of node positive breast cancer and in the treatment of non-small cell lung carcinoma with cisplatin.

Paclitaxel was developed under a collaborative research and development agreement with the U.S. Government. Under the agreement, the Company obtained rights to the U.S. Government’s TAXOL® (paclitaxel) data.

The active ingredient in TAXOL® (paclitaxel) did not have patent protection in the United States, the EU or Japan, but did have regulatory protection in the form of data exclusivity. Data exclusivity in the United States expired in 1997. An initial approval for a U.S. generic version was granted in 2000, revoked by the FDA in 2001 and then reinstated in 2002. Data exclusivity in the EU expired in 2003. Data exclusivity for TAXOL® (paclitaxel) in Japan expired in 2003. A patent claiming the approved dosing and administration schedule expires in Japan in 2013. A nullity action filed in 2004 in the Japanese Patent Office invalidated this patent and the Company is appealing that decision. Numerous factors make it impossible to predict when loss of market exclusivity in Japan will actually occur.

The Company is supplied with its bulk requirements for paclitaxel from third parties and produces finished goods in its own facilities.

ERBITUX*

ERBITUX* (cetuximab) is an IgG1 monoclonal antibody designed to exclusively target and block the Epidermal Growth Factor Receptor (EGFR), which is expressed on the surface of certain cancer cells in multiple tumor types as well as some normal cells. ERBITUX* is approved for the treatment in combination with irinotecan of patients with EGFR-expressing metastatic colorectal cancer who had failed an irinotecan-based regimen and as monotherapy for patients who are intolerant of irinotecan. On March 1, 2006 the FDA approved ERBITUX* for use in the treatment of squamous cell carcinoma of the head and neck.

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

There is no composition of matter patent that specifically claims ERBITUX*. ERBITUX* has been approved for monotherapy, for which there is no use patent. The use of ERBITUX* in combination with an anti-neoplastic agent is approved by the FDA. Such combination use is claimed in a granted U.S. patent that expires in 2017. For more information about biologics patents, see “—Intellectual Property and Product Exclusivity” below. The inventorship of this use patent is being challenged by three scientists from the Weizmann Institute who claim they should have been named as co-inventors. For more information about this litigation, see “Item 8. Financial Statements—Note 20. Legal Proceedings and Contingencies.” The European equivalent of this use patent has been opposed.

The Company purchases all of its bulk requirements for ERBITUX* from ImClone, and ImClone and other third parties produce finished goods in their own facilities. For a description of the Company’s supply agreement with ImClone, see “—Manufacturing and Quality Assurance” below.

PARAPLATIN	Carboplatin is a chemotherapeutic agent used in the treatment of ovarian cancer.

The patent for carboplatin in the U.S. expired in 2004. Prior to the expiration of the U.S. patent in 2004, the Company held an exclusive patent license for carboplatin from Research Corporation Technologies and the University of Michigan under which the Company had rights to market PARAPLATIN worldwide and paid a royalty based on a percentage of product sales. In the EU, the basic patent covering carboplatin was obtained in France, Germany, the Netherlands, Sweden and the United Kingdom. The last patent to expire in these countries was France in 2000. In Japan, the basic patent expired in 1998.

The Company entered into an agreement with Teva Pharmaceuticals USA, Inc. (Teva), allowing Teva’s authorized affiliate, Sicor Pharmaceuticals Sales, Inc., to distribute an unbranded version of carboplatin supplied by BMS commencing in 2004. This agreement expired in June 2005.

The Company obtains its bulk requirements for carboplatin from a third party and produces finished goods in its own facilities.
Affective (Psychiatric) Disorders

ABILIFY*

Aripiprazole is an atypical antipsychotic agent for patients with schizophrenia, acute bipolar mania and Bipolar I disorder. ABILIFY* was introduced in the United States in November 2002 and has been approved for marketing in the EU and Switzerland. Applications are pending in other countries.

Aripiprazole is copromoted in the United States by the Company and Otsuka. BMS’s rights to commercialize aripiprazole in the United States terminate in 2012. Thereafter, Otsuka has the sole right to commercialize aripiprazole in the United States. The Company also has the right to distribute and/or copromote ABILIFY* in several European countries (the United Kingdom, France, Germany, Italy and Spain) and to act as exclusive distributor for the product in the rest of the EU. The Company is the exclusive licensee for the product in the rest of the world, excluding Japan and certain other countries. The Company records alliance revenue for its contractual share of the net sales in these copromotion countries, excluding the United Kingdom, and records all expenses related to the product. Alliance revenue is recorded by the Company as net sales based upon 65% of Otsuka’s net sales in the copromotion countries. The Company recognizes this alliance revenue when ABILIFY* is shipped and all risks and rewards of ownership have transferred to Otsuka’s customers. In the UK, the Company records 100% of the net sales and related cost of products sold. In countries where the Company has an exclusive right to sell ABILIFY*, the Company will record 100% of the net sales and related cost of products sold. For more information about the Company’s arrangement with Otsuka, see “—Strategic Alliances” below and “Item 8. Financial Statements—Note 2. Alliances and Investments.”

The basic U.S. composition of matter patent for ABILIFY* expires in 2014 (including the granted patent term extension). In 2004, Otsuka filed with the United States Patent and Trademark Office (USPTO) a Request for Reexamination of a U.S. composition of matter patent (U.S. Patent Number No. 5,006,528, the “‘528 Patent”) covering ABILIFY* (aripiprazole). The USPTO granted the request for reexamination. Otsuka determined that the original ‘528 Patent application mistakenly identified a prior art reference by the wrong patent number. In addition, Otsuka has taken the opportunity to bring other citations to the attention of the USPTO. The Reexamination will allow the USPTO to consider the patentability of the patent claims in light of the correctly identified patent reference and newly cited documents. The USPTO is expected to make a final decision on the reexamination in 2006.

The Company and Otsuka believe that the subject matter claimed in the ‘528 Patent is patentable over the prior art and expect that the USPTO will reconfirm this in the reexamination. However, there can be no guarantee as to the outcome. If the patentability of the ‘528 Patent is not reconfirmed following the reexamination, loss of market exclusivity of ABILIFY* in the U.S. may be sooner than expected and the subsequent development of generic competition would be material to the Company.

There is no composition of matter patent in Austria, Belgium, Finland, Greece, Ireland, Luxembourg, Portugal, Latvia, Hungary, Cyprus, Czech Republic, Slovenia, Slovakia, Poland, Malta and Lithuania. For the other EU member states, the composition of matter patent expires in 2009, except in those countries where supplemental protection certificates have been granted in which case the composition of matter patent expires in 2014.

Otsuka supplies the bulk requirements for aripiprazole and both Otsuka and the Company produce the finished product in their own facilities.

Metabolics

GLUCOPHAGE* Franchise	Metformin hydrochloride/glyburide and metformin hydrochloride are oral anti-diabetic agents for type 2 diabetes.

Metformin was developed by Merck Sante S.A.S. Under the terms of the arrangement, the Company may market and sell metformin in the United States. The Company purchases bulk metformin at a price (including a royalty) based on a percentage of net sales.

Data exclusivity for GLUCOPHAGE* IR expired in 2000. Regulatory exclusivity expired for GLUCOPHAGE* XR in 2003 and for GLUCOVANCE* in 2004.

The Company obtains its bulk requirements for metformin from Merck Sante S.A.S. and produces the finished product in its own facilities.

Immunology

ORENCIA

Abatacept, a biological product, is a fusion protein with novel immunosuppressive activity targeted initially at adult patients with moderate to severe rheumatoid arthritis, who have had an inadequate response to certain currently available treatments, was approved by the FDA in December 2005 and made commercially available in the U.S. in February 2006.

The Company has a series of patents covering abatacept and its method of use. The latest of the composition of matter patents expires in the United States in 2016. U.S. litigation with Repligen Corporation (Repligen) concerning the inventorship of abatacept has been concluded in favor of the Company. Repligen has received a U.S. patent that claims a use of abatacept to treat specific autoimmune diseases, including rheumatoid arthritis and in January 2006 brought suit against the Company in the Eastern District of Texas alleging patent infringement. For more information about this litigation, see “Item 8. Financial Statements—Note 20. Legal Proceedings and Contingencies.”

Abatacept was developed internally.

In addition to the pharmaceutical products discussed above, the Company’s Pharmaceuticals segment also includes the Company’s wholly owned UPSA Consumer Medicines business in Europe. The UPSA brand of acetaminophen, EFFERALGAN, is marketed for pain relief across the European continent. The Company also markets ASPIRINE UPSA, DAFALGAN and FERVEX in Europe and other overseas markets.

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

The Company’s most significant current alliances and arrangements for the Company’s in-line products are those with Sanofi for PLAVIX* and AVAPRO*/AVALIDE*, Otsuka for ABILIFY*, ImClone for ERBITUX*, and Sankyo for PRAVACHOL. The Company’s most significant alliances and arrangements for products under development, subject to approval from regulatory authorities, are with Pierre Fabre Medicament S.A. (Pierre Fabre) for vinflunine, the rights to which are owned by Pierre Fabre, with Medarex, Inc. (Medarex) for ipilimumab, the rights to which are owned by Medarex, with Gilead Sciences, Inc. (Gilead) for a fixed dose combination of the Company’s product SUSTIVA and Gilead’s TRUVADA* and with Somerset Pharmaceuticals, Inc. (Somerset) for EMSAM*, the rights to which are owned by Somerset. Each of these significant alliances and arrangements are discussed in more detail below. Additionally, the Company has licensing arrangements with Yale for ZERIT, with the U.S. Government for VIDEX and with Novartis for REYATAZ. In general, the Company’s strategic alliances and arrangements are for periods co-extensive with the periods of market exclusivity protection on a country-by-country basis. Based on the Company’s current expectations with respect to the expiration of market exclusivity in the Company’s significant markets, the licensing arrangements with Yale for ZERIT are expected to expire in 2008 in the U.S., between 2007-2011 in the EU and in 2008 in Japan; with the U.S. Government for VIDEX, which by its terms became non-exclusive in 2001, are expected to expire in 2007 in the U.S. (which includes an earned pediatric extension) and Japan and in EU countries between 2006-2009; and with Novartis for REYATAZ are expected to expire in 2017 in the U.S., the EU and Japan. For further discussion of market exclusivity protection, including a chart showing net sales of key products together with the year in which basic exclusivity loss occurred or is expected to occur in the U.S., the EU and Japan, see “—Products” and “—Intellectual Property and Product Exclusivity.”

Each of the Company’s strategic alliances and arrangements with third parties who own the rights to manufacture, market and/or sell pharmaceutical products contain customary early termination provisions typically found in agreements of this kind and are generally based on the other party’s material breach or bankruptcy (voluntary or involuntary) and product safety concerns. The amount of notice required for early termination generally ranges from immediately upon notice to 90 days after receipt of notice. Termination immediately upon notice is generally available where the other party files a voluntary bankruptcy petition. Termination upon 30 to 90 days notice is generally available where an involuntary bankruptcy petition has been filed (and not been dismissed) or a material breach by the other party has occurred (and not been cured). Early termination due to product safety concerns typically arises when a product is determined to create significant risk of harm to patients due to concerns regarding the product’s efficacy or level of toxicity. The Company’s strategic alliances and arrangements typically do not otherwise contain any provisions that provide the other party the right to terminate the alliance on short notice. In general, where the other party to the Company’s strategic alliance and arrangement will continue to have exclusivity protection upon the expiration or termination of the alliance, the Company does not retain any rights to the product or to the other party’s intellectual property. The loss of rights to one or more products that are marketed and sold by the Company pursuant to strategic alliance arrangements with third parties in one or more countries or territories could be material to the Company’s results of operations and cash flows and, in the case of PLAVIX*, could be material to its financial condition and liquidity. As is customary in the pharmaceutical industry, the terms of the Company’s strategic alliances and arrangements generally are co-extensive with the exclusivity period, which as discussed above, may vary on a country-by-country basis.

As discussed below, the Company’s strategic alliance with Otsuka expires in November 2012 in the United States and Puerto Rico, which may be prior to expiration of market exclusivity protection for ABILIFY* which is expected to expire in 2014 in the U.S. (including a granted patent term extension).

Growth Drivers

Sanofi  The Company has agreements for the codevelopment and cocommercialization of AVAPRO*/AVALIDE* (irbesartan), an angiotensin II receptor antagonist indicated for the treatment of hypertension and diabetic nephropathy, which is copromoted in certain countries outside the U.S. under the tradename APROVEL*/COAPROVEL* and comarketed in certain countries outside the U.S. by the Company under the tradename KARVEA*/KARVEZIDE*; and PLAVIX* (clopidogrel), a platelet aggregation inhibitor, which is copromoted in certain countries outside the U.S. under the tradename PLAVIX* and comarketed in certain countries outside the U.S. by the Company under the tradename ISCOVER*.

The worldwide alliance operates under the framework of two geographic regions, one covering certain European and Asian countries, defined as Territory A, and one covering the U.S., Puerto Rico, Canada, Australia and certain Latin American countries, Territory B. The region covering the U.S., Puerto Rico, Canada, Australia, and certain Latin American countries is managed by two separate territory agreements, one for U.S. and Puerto Rico AVAPRO*/AVALIDE* only, and a second agreement for U.S. and Puerto Rico PLAVIX* only, plus Canada, Australia, Mexico, Brazil, Colombia and Argentina for both products. Within each of Territory A and B, a Territory Partnership exists to supply product to the countries within each territory and to manage certain central expenses such as marketing, research and development and royalties. Countries within Territory A and B are structured so that the Company’s local affiliate and Sanofi either comarket, whereby each affiliate operates independently and sells a competing brand, or copromote a single brand.

Within Territory A the comarketing countries include Germany, Spain, Italy (irbesartan only), Greece and China. The Company sells ISCOVER* and KARVEA*/KARVEZIDE* and Sanofi sells PLAVIX* and APROVEL*/COAPROVEL* in these countries. The Company and Sanofi copromote PLAVIX* and APROVEL*/COAPROVEL* in France, the United Kingdom, Ireland, Belgium, Sweden, Denmark, Finland, Norway, Netherlands, Switzerland and Portugal. In addition, the Company and Sanofi copromote PLAVIX* in Austria, Italy, Turkey, Taiwan, Korea, Singapore, Malaysia and Hong Kong, and APROVEL*/COAPROVEL* in certain French export countries. Sanofi acts as the operating partner for Territory A and owns a 50.1% majority financial controlling interest in this territory. The Company’s ownership interest in this territory is 49.9%. The Company accounts for the investment in partnership entities in this territory under the equity method and records its share of the results in equity in net income of affiliates in the consolidated statement of earnings. The Company’s share of net income from these partnership entities before taxes was $345 million in 2005, $269 million in 2004 and $187 million in 2003.

Within Territory B the Company and Sanofi copromote PLAVIX* in the U.S., Canada and Puerto Rico and AVAPRO*/AVALIDE* in Canada. The other Territory B countries, Australia, Mexico, Brazil, Colombia (clopidogrel only) and Argentina are comarketing countries. The Company and Sanofi modified their previous exclusive license to the Company for AVAPRO*/AVALIDE* in the U.S. and Puerto Rico to form a copromotion joint venture, as part of which the Company contributed the AVAPRO*/AVALIDE* intellectual property and Sanofi agreed to pay the Company $200 million in 2001 and $150 million in 2002. The Company accounts for these payments as a sale of an interest in a license and defers and amortizes the total amount of $350 million into income over the expected life of the license, which is approximately eleven years from the date of the formation of the copromotion joint venture. The Company acts as the operating partner for Territory B and the U.S./Puerto Rico AVAPRO*/AVALIDE* Territory and owns a 50.1% majority controlling interest in these territories. As such, the Company consolidates all partnership results in these territories and records Sanofi’s share of the results as a minority interest expense, net of taxes, which was $578 million in 2005, $502 million in 2004 and $351 million in 2003. The Company recorded sales in Territory B, the U.S./Puerto Rico AVAPRO*/AVALIDE* Territory and in comarketing countries (Germany, Italy, Spain and Greece) of $4,805 million in 2005, $4,257 million in 2004 and $3,224 million in 2003.

The Company has opted-out of comarketing or copromotion arrangements with Sanofi in a number of countries. The Company receives a royalty payment from Sanofi in the amount of 6% of Sanofi’s net sales in these countries. This royalty payment is recorded by the Company as other income and was $23 million in 2005, $17 million in 2004 and $11 million in 2003.

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

In the case of each of these termination rights, the agreements include provisions for the termination of the relevant alliance with respect to the applicable product in the applicable country or territory or, in the case of a termination due to bankruptcy or insolvency or material breach, both products in the applicable territory. Each of these termination procedures is slightly different; however, in all events, the Company could lose all rights to either or both products, as applicable, in the relevant country or territory even in the case of a bankruptcy or insolvency or material breach where the Company is not the defaulting party. For more information, see “Item 8. Financial Statements—Note 2. Alliances and Investments.”

Otsuka  In 1999, the Company entered into a worldwide commercialization agreement with Otsuka, to codevelop and copromote ABILIFY* (aripiprazole) for the treatment of schizophrenia and related psychiatric disorders, except in Japan, China, Taiwan, North Korea, South Korea, the Philippines, Thailand, Indonesia, Pakistan and Egypt. The Company began copromoting the product with Otsuka in the U.S. and Puerto Rico in November 2002. In June 2004, the Company received marketing approval from the European Commission. The product is currently copromoted with Otsuka in the United Kingdom, Spain and Germany, and the Company and Otsuka have the right to copromote it in France. ABILIFY* is currently distributed exclusively by the Company in France on a temporary basis until copromotion with Otsuka commences. The Company records alliance revenue for its contractual share of Otsuka’s net sales in these copromotion countries, excluding the United Kingdom, and records all expenses related to the product. Alliance revenue is recorded by the Company as net sales based upon 65% of Otsuka’s net sales in the copromotion countries. The Company recognizes this alliance revenue when ABILIFY* is shipped and all risks and rewards of ownership have transferred to Otsuka’s customers. In the UK and in France until copromotion with Otsuka commences, the Company records 100% of the net sales and related cost of products sold.

The Company also has an exclusive right to sell ABILIFY* in a number of other countries in Europe, the Americas and Asia. In these countries the Company records 100% of the net sales and related cost of products sold. Under the terms of the agreement, the Company purchases the product from Otsuka and performs finish manufacturing for sale by the Company to its customers. The agreement expires in November 2012 in the U.S. and Puerto Rico. For the European Union, the agreement expires in June 2014, or on the later of the tenth anniversary of the first commercial sale in such country or expiration of the applicable patent in such country. Early termination is available based on the other party’s voluntary or involuntary bankruptcy, failure to make minimum payments, failure to commence the first commercial sale with three months after receipt of all necessary approvals and material breach. The amount of notice required for early termination of the strategic alliance is immediately upon notice (i) in the case of voluntary bankruptcy, (ii) where minimum payments are not made to Otsuka, or (iii) if first commercial sale has not occurred within three months after receipt of all necessary approvals, 30 days where a material breach has occurred (and not been cured or commencement of cure has not occurred within 90 days after notice of such material breach) and 90 days in the case where an involuntary bankruptcy petition has been filed (and not been dismissed). In addition, termination is available to Otsuka upon 30 days notice in the event that the Company were to challenge Otsuka’s patent rights or, on a market-by-market basis, the Company were to market a product in direct competition with ABILIFY*. Upon termination or expiration of the alliance, the Company does not retain any rights to ABILIFY*.

The Company recorded total revenue for ABILIFY* of $912 million in 2005, $593 million in 2004 and $283 million in 2003. Total milestone payments made to Otsuka from 1999 through 2005 were $217 million, of which $157 million was expensed as acquired in-process research and development in 1999. The remaining $60 million was capitalized in other intangible assets and is amortized into cost of products sold over the remaining life of the agreement in the U.S., ranging from eight to eleven years. The Company amortized in cost of products sold $6 million in 2005 and $5 million each in 2004 and 2003. The unamortized capitalized payment balance was $41 million and $47 million as of December 31, 2005 and 2004, respectively. For more information, see “Item 8. Financial Statements—Note 2. Alliances and Investments.”

ImClone  In 2001, the Company purchased 14.4 million shares of ImClone for $70 per share, or $1,007 million, which represented approximately 19.9% of the ImClone shares outstanding just prior to the Company’s commencement of a public tender offer for those ImClone shares. ImClone is a biopharmaceutical company focused on developing targeted cancer treatments, which include growth factor blockers, cancer vaccines and anti-angiogenesis therapeutics. The equity investment in ImClone is part of a strategic agreement between the Company and ImClone that also included an arrangement expiring in September 2018 to codevelop and copromote the cancer drug, ERBITUX*, for a series of payments originally totaling $1 billion. The Company paid ImClone a milestone payment of $200 million in 2001, which was expensed. In 2002, the agreement with ImClone was revised to reduce the total payments to $900 million from $1 billion. In accordance with the agreement, the Company paid ImClone $140 million in 2002, $60 million in 2003, and $250 million in 2004 upon the approval by the FDA of the Biologics License Application (BLA) for

ERBITUX* for use in combination with irinotecan in the treatment of patients with EGFR–expressing, metastatic colorectal cancer who are refractory to irinotecan–based chemotherapy and for use as a single agent in the treatment of patients with EGFR–expressing, metastatic colorectal cancer who are intolerant to irinotecan–based chemotherapy. In 2004, the FDA approved ImClone’s Chemistry, Manufacturing and Controls supplemental Biologics License Application (sBLA) for licensure of its BB36 manufacturing facility. On March 1, 2006, the FDA approved ERBITUX* for use in the treatment of squamous cell carcinoma of the head and neck. As a result of the FDA approval, the Company will make a $250 million milestone payment to ImClone by March 31, 2006. The Company also has codevelopment and copromotion rights in Canada and Japan to the extent the product is commercialized in such countries. In Japan, the Company and ImClone will share distribution rights to ERBITUX* with Merck KGaA. Under the agreement, ImClone receives a distribution fee based on a flat rate of 39% of product revenues in North America. The Company purchases all of its commercial requirements for bulk ERBITUX* from ImClone at a price equal to manufacturing cost plus 10%.

Payments made subsequent to the 2004 approval have been capitalized and are being amortized to cost of products sold over the remaining term of the agreement. With respect to the $200 million of milestone payments the Company paid ImClone in 2002 and 2003, $160 million was expensed in 2002 as acquired in–process research and development, and $40 million was recorded as an additional equity investment to eliminate the income statement effect of the portion of the milestone payment for which the Company has an economic claim through its ownership interest in ImClone. The Company accounts for the $250 million approval milestone paid in 2004 and the additional $250 million milestone expected to be paid by March 31, 2006 as license acquisitions and amortizes the payments into cost of products sold over the expected useful life of the license, which is approximately 14 years. The Company amortized into cost of products sold $17 million and $14 million for 2005 and 2004, respectively. The unamortized portion of the $250 million payment is recorded in intangible assets, net in the consolidated balance sheet and was $219 million and $236 million as of December 31, 2005 and 2004, respectively.

The Company determines its equity share in ImClone’s net income or loss by eliminating from ImClone’s results the milestone revenue ImClone recognized for the pre–approval milestone payments that were recorded by the Company as additional equity investment. The Company recorded a net loss of $5 million in 2005, net income of $9 million in 2004 and a net loss of $36 million in 2003 for its share of ImClone’s net income/losses. The Company records its share of the results in equity in net income of affiliates in the consolidated statement of earnings. The Company recorded net sales for ERBITUX* of $413 million in 2005 and $261 million in 2004.

The Company’s recorded investment and the market value of its holdings in ImClone common stock as of December 31, 2005 was $66 million and approximately $493 million, respectively. On a per share basis, the carrying value of the ImClone investment and the closing market price of the ImClone shares as of December 31, 2005 were $4.55 and $34.24, respectively.

Early termination is available based on material breach and is effective 60 days after notice of the material breach (and such material breach has not been cured or commencement of cure has not occurred), or upon six months’ notice from the Company if there exists a significant concern regarding a regulatory or patient safety issue that would seriously impact the long-term viability of the product. Upon termination or expiration of the alliance, the Company does not retain any rights to ERBITUX*.

To help maintain the product quality of ERBITUX*, the product is shipped only to end-users and not to other intermediaries (such as wholesalers) to hold for later sales. During 2004 and through May of 2005, McKesson Corporation (McKesson), one of the Company’s wholesalers, provided warehousing, packing and shipping services for ERBITUX*. McKesson held ERBITUX* inventory on consignment and the Company recognized revenue when McKesson shipped the inventory to the end-users. McKesson also held inventories of ERBITUX* for its own account. Upon divestiture of Oncology Therapeutics Network (OTN) in May 2005, the Company discontinued the consignment arrangement with McKesson. The Company now sells ERBITUX* to intermediaries such as specialty oncology distributors and ships ERBITUX* directly to the end-users of the product who are the customers of these intermediaries. The Company recognizes revenue upon shipment to the end-users.

For further discussion of the Company’s strategic alliance with ImClone, see “Item 8. Financial Statements—Note 2. Alliances and Investments.”

In Line Products

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

Potential New Products

Medarex  In 2004, the Company entered into a worldwide collaboration and share purchase agreement with Medarex to codevelop and copromote ipilimumab, a fully human antibody currently in Phase III development for the treatment of metastatic melanoma. The agreement became effective in January 2005, after the companies received certain governmental clearances and approvals, and the receipt of consent from the U.S. Public Health Service of the sublicense to the Company of Medarex’s rights to MDX–1379 (gp100), a vaccine that is being developed in combination with ipilimumab. The FDA has granted Fast Track status to ipilimumab in combination with MDX-1379 for treatment of patients with late stage unresectable metastatic melanoma who have failed or are intolerant to first line therapy. In January 2005, under the terms of the agreement, the Company made a cash payment of $25 million to Medarex which was expensed as research and development, and an additional $25 million equity investment in Medarex. Further milestone payments are expected to be made upon the successful achievement of various regulatory and sales related stages. The Company and Medarex will also share in future development and commercialization costs. Medarex could receive up to $205 million if all regulatory milestones are met, and up to $275 million in sales-related milestones. Medarex will have an option to copromote and receive up to 45% of the profits with the Company in the United States. The Company will receive an exclusive license outside of the U.S. and pay royalties to Medarex.

The agreement with Medarex does not expire unless and until one of the following events occurs: (1) the Company voluntarily terminates the agreement in its entirety or on a country-by-country basis by providing Medarex with six months prior written notice; (2) the Company voluntarily terminates the agreement on a product-by-product basis (but only if a second product is then in GLP toxicology studies or later) or a country-by-country basis by providing Medarex with six months prior written notice depending on the circumstances; (3) the Company terminates Medarex’s co-promotion option and rights in the United States on sixty days written notice after the end of the second calendar year in the event Medarex provides less than sixty percent of certain performance obligations in any two out of three consecutive calendar years (such termination right to be exercised only with respect to those indications as to which Medarex failed to meet such performance obligation). Upon any such termination by the Company via any of the scenarios in (1) – (3) above, Medarex will no longer have a right to share in the profits and losses of the product for the terminated indication(s) and, instead the Company will pay Medarex royalties on net sales of the product; or (4) Medarex terminates the agreement with respect to all products on sixty days written notice if the Company provides less than sixty percent of certain performance obligations in any two out of three consecutive calendar years. Generally, upon termination in (4), the Company will assign all rights to the product to Medarex and receive a royalty thereafter on intellectual property licensed by the Company to Medarex. Medarex may also elect not to copromote a product for one or more indications in the United States, in which event it will receive a royalty on sales of the product for such indication. If there is a material breach to manufacturing by a Party, then the other party shall be limited to termination of such party’s manufacturing rights only.

Pierre Fabre  In 2004, the Company and Pierre Fabre entered into three related agreements (a patent and know-how license agreement, a trademark license agreement and a supply agreement) to develop and commercialize vinflunine, a novel investigational anti-cancer agent. Vinflunine is currently in Phase III clinical trials for metastatic bladder cancer as well as under investigation for breast and lung cancer. Under the terms of the agreement, the Company receives an exclusive license to vinflunine in the United States, Canada, Japan, Korea and select Southeast Asian markets. Pierre Fabre will be responsible for the development and marketing of vinflunine in all other countries, including those of Europe, and will supply the Company’s requirements for the product. Under the terms of the agreement, the Company made and expensed upfront and milestone payments of $35 million in 2004 and $10 million in 2005, with the potential for an additional $165 million in milestone payments over time.

The patent and know-how license agreement, under which the Company licensed the right to market vinflunine, expires on a country-by-country and product form-by-product form basis, on the date that is the later of: (i) the expiration of applicable patent or data exclusivity for a given product form in a country, or (ii) the tenth anniversary of commercial sale of such product form in such country, at which time the Company may exercise a royalty-free, nonexclusive right to market the product. The Agreement may be terminated sooner, as follows: (1) a party may terminate the agreement for voluntary or involuntary bankruptcy or insolvency of the other party that is not dismissed within a certain period of time; (2) a party may terminate for material breach by the other that is not cured with a specified period. Such termination shall relate only to the countries and product forms relating to the material breach, unless the product form is the IV form (in which case all forms can be terminated) and unless the breach pertains to the United States (in which case all countries can be terminated); (3) by Pierre Fabre, if Pierre Fabre terminates the supply agreement for material breach by the Company; (4) by either party, upon 60 days notice, if justifiable and demonstrable safety, efficacy, technical or regulatory reasons preclude development of the IV form for any indication, as determined by the Joint Steering Committee; (5) by Pierre Fabre, if (a) the Company fails to file or process a registrational filing required to be filed under the Agreement without justifiable and demonstrable safety, efficacy, technical or regulatory reasons; (b) if the Company does not launch the IV product form in a country within a time period required by the agreement (generally, ninety days) following receipt of regulatory (and if applicable, pricing) approval; (c) if the Company should challenge or contest Pierre Fabre Patent Rights; (d) if the Company makes an improper contract assignment; or (e) if the Company fails to meet certain minimum sales levels under the agreement; or (6) by the Company, without cause, on a country-by-country basis, by giving Pierre Fabre at least (i) ninety days’ prior written notice, if such notice is given prior to the regulatory approval of the first approved indication in the United States, or (ii) one hundred eighty days’ prior written notice after regulatory approval of a first approved indication in the United States. Generally, for any termination made by Pierre Fabre or for termination by the Company without cause, the Company shall retain no rights to the product and all rights shall revert to Pierre Fabre.

Gilead  In 2004, the Company and Gilead entered into a joint venture to develop and commercialize a fixed-dose combination of the Company’s SUSTIVA (efavirenz) and Gilead’s TRUVADA* (emtricitabine and tenofovir disoproxil fumarate) in the United States. In February 2006, the FDA approved this treatment, which is the first complete Highly Active Antiretroviral Therapy (HAART) treatment product for HIV available in the United States in a fixed-dose combination taken once daily. Fixed-dose combinations contain multiple medicines formulated together and may help simplify HIV therapy for patients and providers. Guidelines issued by the U.S. Department of Health and Human Services list the combination of emtricitabine, tenofovir disoproxil fumarate and efavirenz as one of the preferred non-nucleoside reverse transcriptase inhibitor (NNRTI)-based treatments for use in appropriate patients that have never taken anti-HIV medicines before.

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

The joint venture between the Company and Gilead will continue until terminated by mutual agreement of the parties or otherwise as described below. If no New Drug Application (NDA) for the combination product is filed by December 31, 2006, or no NDA is approved by the FDA by December 31, 2007, then either party may terminate the joint venture. In the event of a material breach by one party, the non-breaching party may terminate the joint venture only if both parties agree that it is both desirable and practicable to withdraw the combination product from the market in the United States. At such time as one or more generic versions of SUSTIVA appear on the market in the United States, Gilead will have the right to terminate the joint venture and thereby acquires all the rights to the combination product; however, the Company will continue for three years to receive a percentage of the net sales based on the contribution of SUSTIVA to the combination product.

Somerset  In 2004, the Company and Somerset, a joint venture between Mylan Laboratories Inc. and Watson Pharmaceuticals, Inc., entered into an agreement for the commercialization and distribution of Somerset’s EMSAM* (selegiline transdermal system), an investigational monoamine oxidase inhibitor administered as a transdermal patch for the treatment of patients with major depressive disorder. Somerset received an approvable letter from the FDA for EMSAM* in 2004, and if approved by the FDA, EMSAM* would be the first transdermal treatment for major depressive disorder. In October 2005, an FDA Advisory Committee recommended EMSAM* could be safely administered without dietary modifications at the 6mg./24 hour dose and on February 27, 2006, the FDA approved EMSAM* for use without dietary modifications at the lowest dose for 6mg./24 hour.

Under the terms of the agreement, the Company receives exclusive distribution rights to commercialize EMSAM*, if approved, in the U.S. and Canada. The Company made and expensed a $5 million upfront payment in December 2004 and will make a further payment following regulatory approval in the U.S. In addition to the upfront payment, Somerset will receive milestone payments based on achievement of certain sales levels, as well as reimbursement of certain development costs incurred over the terms of the agreement. Somerset will supply products to the Company and receive royalties on the Company’s sales of EMSAM*.

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

HEALTH CARE GROUP

The Health Care Group consists of two segments – Nutritionals and Other Health Care that consists of ConvaTec, Medical Imaging and Consumer Medicines (U.S. and Canada). Health Care Group sales accounted for 21% of the Company’s sales in 2005 and 20% of the Company’s sales in 2004 and 2003. U.S. Health Care Group sales accounted for 52%, 54% and 57% of total Health Care Group sales in 2005, 2004 and 2003, respectively, while international Health Care Group sales accounted for 48%, 46% and 43% of total Health Care Group sales in 2005, 2004 and 2003, respectively.

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

The Company’s Nutritionals products are generally sold by wholesalers and retailers and are promoted primarily to health care professionals. The Company also promotes Nutritionals products directly to consumers worldwide through advertising. The Company manufactures these products in the United States and in five foreign countries. Nutritionals sales accounted for 12% of the Company’s sales in 2005, 10% of the Company’s sales in 2004 and 11% of the Company’s sales in 2003. U.S. Nutritionals sales accounted for 49%, 50% and 55% of total Nutritionals sales in 2005, 2004 and 2003, respectively, while international Nutritionals sales accounted for 51%, 50% and 45% of total Nutritionals sales in 2005, 2004 and 2003, respectively. Approximately one-half of U.S. gross sales of infant formula are subject to rebates issued under the Women, Infants and Children (WIC) program. Sales subject to WIC rebates have much lower margins than those of non-WIC program sales.

Net sales of selected products and product categories in the Nutritionals segment were as follows:

(Dollars in Millions)	2005	2004	2003
Infant Formulas	$1,576	$1,405	$1,284
ENFAMIL	992	859	808
Toddler/Children’s Nutritionals	529	468	421

In February 2004, the Company completed the divestiture of its Adult Nutritional business to Novartis for $386 million, including a $20 million payment contingent on the achievement of contractual requirements, which were satisfied, and a $22 million upfront payment for a supply agreement. In 2003, Adult Nutritional products recorded sales of over $200 million.

Other Health Care Segment

The Other Health Care segment consists of ConvaTec, Medical Imaging and Consumer Medicines (U.S. and Canada). Other Health Care sales accounted for 9%, 10% and 9% of the Company’s sales in 2005, 2004 and 2003, respectively. U.S. Other Health Care sales accounted for 56%, 58% and 59% of total Other Health Care sales in 2005, 2004 and 2003, respectively, while international Other Health Care sales accounted for 44%, 42% and 41% of total Other Health Care sales in 2005, 2004 and 2003, respectively.

ConvaTec

ConvaTec manufactures, distributes and sells ostomy and modern wound and skin care products. Principal brands of ConvaTec include NATURA, SUR-FIT, ESTEEM, AQUACEL and DUODERM. These products are marketed worldwide, primarily to hospitals, the medical profession and medical suppliers. The Company mainly relies on an internal sales force, and sales are made through various distributors around the world. The Company manufactures these products in the United States and the United Kingdom, and in the Dominican Republic under a contract manufacturing agreement with a third party.

ConvaTec sales accounted for approximately 5% of the Company’s sales in 2005 and 2004, and 4% of the Company’s sales in 2003. U.S. ConvaTec sales accounted for 31%, 32% and 33% of total ConvaTec sales in 2005, 2004 and 2003, respectively, while international ConvaTec sales accounted for 69%, 68% and 67% of total ConvaTec sales in 2005, 2004 and 2003, respectively.

Medical Imaging

Medical Imaging manufactures, distributes and sells medical imaging products. Principal brands include CARDIOLITE (Kit for the Preparation of Technetium Tc99m Sestamibi for Injection), a cardiac perfusion imaging agent and DEFINITY (Vial for Perflutren Lipid Microsphere Injectable Suspension), an ultrasound contrast agent. These products are manufactured by the Company in the U.S., and are marketed through an internal sales force in the U.S. CARDIOLITE and other radiopharmaceutical products are primarily sold to and distributed via third-party radiopharmacies to end-customers (e.g., healthcare providers) in the U.S. DEFINITY is distributed directly to end-user customers. In the U.S., the Company is currently one of two suppliers of technetium Tc99m generators, a widely used radioisotope required to compound unit-dose CARDIOLITE injections. The Company relies on a single source for its supply of a key ingredient, molybdenum-99. In connection with the Company’s international business, Medical Imaging owns certain radiopharmacies outside the United States. CARDIOLITE is covered by a series of patents that claim its components. The patent coverage differs somewhat on a country-by-country basis. In the U.S., the patent expiry timeline spans December 2004 into 2008, and the Company’s currently expected year of basic exclusivity loss is 2008. In the EU, the patent expiry timeline spans December 2006 into 2008. In Japan, the patent expiry timeline spans August 2006 into 2008.

Medical Imaging sales accounted for 3% of the Company’s sales in 2005, 2004 and 2003. U.S. Medical Imaging sales accounted for 85% of total Medical Imaging sales in 2005, 2004 and 2003, while international Medical Imaging sales accounted for 15% of total Medical Imaging sales in 2005, 2004 and 2003. The Company maintains license and supply agreements with radiopharmacies, including Cardinal Health Nuclear Pharmacy Services, and other independent radiopharmacies, which provide the right to sell CARDIOLITE in the U.S.

Consumer Medicines

In the third quarter of 2005, the Company completed the sale of its U.S. and Canadian Consumer Medicines businesses and related assets to Novartis AG (Novartis.) The Company’s Consumer Medicines business in Japan, and other consumer medicines products in Asia Pacific, Latin America, Europe, the Middle East and Africa which are included in the Pharmaceuticals segment, were not included in the divestiture. Consumer Medicines sales accounted for 1% of the Company’s sales in 2005 and 2% of the Company’s sales in 2004 and 2003.

Sources and Availability of Raw Materials

In general, the Company purchases its raw materials, medical devices and supplies required for the production of the Company’s products in the open market. For some products, the Company purchases its raw materials, medical devices and supplies from a single source, which in certain circumstances is specified in the Company’s product registrations thereby requiring the Company to obtain such raw materials and supplies from that particular source. The Company attempts, if possible, to mitigate raw material supply risks to the Company, through inventory management and alternative sourcing strategies. For further discussion of sourcing, see “—Manufacturing and Quality Assurance” below and discussions of particular products.

Manufacturing and Quality Assurance

The Company seeks to design and operate its manufacturing facilities, manage its third-party manufacturers, and maintain inventory in a way that will allow it to meet all expected product demand while maintaining flexibility to reallocate manufacturing capacity to improve efficiency and respond to changes in supply and demand. Pharmaceutical production processes are complex, highly regulated and vary widely from product to product. Shifting or adding manufacturing capacity can be a very lengthy process requiring significant capital expenditures and regulatory approvals. For further discussion of the regulatory impact on the Company’s manufacturing, see “—Government Regulation and Price Constraints” below.

Pharmaceutical manufacturing facilities require significant ongoing capital investment for both maintenance and compliance with increasing regulatory requirements. In addition, as the Company adds to its product line and realigns its focus over the next several years, the Company expects to modify its existing manufacturing networks and devote substantial resources in excess of historical levels to meet heightened processing standards that may be required for sterile or newly introduced products, including biologics. Biologics manufacturing involves more complex processes than those of traditional pharmaceutical operations. Although the Company does have the capacity to manufacture biologics for clinical trials and commercial launch, its capacity to manufacture larger commercial volumes is limited. As biologics become more important to the Company’s product portfolio, the Company may continue to make arrangements with third party manufacturers, and in addition expects to make substantial investments to increase its internal capacity to produce biologics on a commercial scale. In March 2006, the Board of Directors approved a capital expenditure in the amount of $660 million for the construction of an expandable, large-scale multi-product bulk biologics manufacturing facility in the U.S. The facility will be modular in design in order to accommodate future expansion. Construction of this facility is expected to be completed in 2009. Assuming all required regulatory approvals are obtained, the Company expects to begin commercial distribution of materials manufactured at the facility in approximately five years.

        The Company relies on third parties to manufacture, or to supply it with active ingredients necessary for it to manufacture certain products, including PRAVACHOL, PLAVIX*, ABILIFY*, ERBITUX*, COUMADIN, PARAPLATIN, SUSTIVA, TAXOL® (paclitaxel) and VIDEX/VIDEX EC. To maintain a stable supply of these products, the Company takes a variety of actions designed to provide that there is a reasonable level of these ingredients held by the third-party supplier, the Company or both, so that the Company’s manufacturing operations are not interrupted. As an additional protection, in some cases, the Company takes steps to maintain an approved back-up source where available.

The Company filed and received approval from the FDA to manufacture ORENCIA at the Company’s Syracuse, New York manufacturing facility for ORENCIA, however, given the Company’s limited capacity for commercial volumes, the Company filed a sBLA with the FDA to approve the Lonza Biologic PLC’s (Lonza) manufacturing facility for the manufacture of ORENCIA and also expects to rely on Celltrion, Inc. (Celltrion) to provide additional capacity for ORENCIA for commercial scale production pending submission of an sBLA to the FDA and approval of the sBLA. The Company will rely initially on third party manufacturers to manufacture belatacept and ipilimumab on a commercial scale if these products are commercialized. Belatacept and ipilimumab are investigational biologics compounds in late stage development. The Company has not made any filings with the FDA seeking approval for Lonza or Celltrion to manufacture belatacept or ipilimumab. The Company has not sought approval from the FDA to market and sell belatacept or ipilimumab, and there can be no assurance that regulatory approval of either of these products will be obtained. The Company has entered into agreements with Lonza and Celltrion that, among other things: (i) reserve portions of their respective biologics manufacturing capacity for the Company’s future requirements of ORENCIA; and (ii) contain certain other rights to negotiate with Lonza and Celltrion for additional biologics manufacturing capacity for other biologics products. The Company has commenced certain discussions with third party manufacturers relating to biologics manufacturing capacity for belatacept and ipilimumab if regulatory approval is obtained. For information about ORENCIA, see “—Products” above. For additional information about belatacept and ipilimumab, see “—Research and Development” below.

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

Intellectual Property and Product Exclusivity

The Company owns or licenses under intellectual property a number of patents in the United States and foreign countries primarily covering its pharmaceutical products. The Company has also developed many brand names and trademarks for products in all areas. The Company considers the overall protection of its patent, trademark, license and other intellectual property rights to be of material value and acts to protect these rights from infringement.

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

Regulatory intellectual property rights are independent of any patent rights that the Company may possess and can be particularly important when a drug lacks broad patent protection. However, most regulatory forms of exclusivity do not prevent a competitor from gaining regulatory approval prior to the expiration of regulatory data exclusivity on the basis of the competitor’s own safety and efficacy data on its drug, even when that drug is identical to that marketed by the innovator.

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

In addition to patents and regulatory forms of exclusivity, the Company also holds intellectual property in the form of trademarks on products such as ENFAMIL. Trademarks have no effect on market exclusivity for a product, but are considered to have marketing value. Worldwide, all of the Company’s important products are sold under trademarks that are considered in the aggregate to be of material importance. Trademark protection continues in some countries as long as used; in other countries, as long as registered. Registration is for fixed terms and can be renewed indefinitely.

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

Currently, generic versions of biological products cannot be approved under U.S. law. However, the law could change in the future. Even in the absence of new legislation, the FDA is taking steps toward allowing generic versions of certain biologics. Competitors seeking approval of biological products must file their own safety and efficacy data, and address the challenges of biologics manufacturing, which involves more complex processes and are more costly than those of traditional pharmaceutical operations.

Beyond the minimum period of regulatory exclusivity provided by U.S. law, many (but not all) innovative drugs are also covered by patents held by the NDA sponsor.

The innovator company is required to list certain of its patents covering the medicine with the FDA in what is commonly known as the Orange Book. Absent a successful patent challenge, the FDA cannot approve an aNDA until after the innovator’s listed patents expire. However, after the innovator has marketed its product for four years, a generic manufacturer may file an aNDA and allege that one or more of the patents listed in the Orange Book under an innovator’s NDA is either invalid or not infringed. This allegation is commonly known as a “Paragraph IV certification.” The innovator then must decide whether to file a patent infringement suit against the generic manufacturer. If one or more of the NDA-listed patents are successfully challenged, or if the innovator chooses not to sue, the first filer of a Paragraph IV certification (or first filers if more than one generic qualifies) may be entitled to a 180-day period of market exclusivity as against all other generic manufacturers. From time to time aNDAs, including Paragraph IV certifications, are filed with respect to certain of the Company’s products. The Company evaluates these aNDAs on a case-by-case basis and, where warranted, files suit against the generic manufacturer to protect its patent rights.

Several recent developments in the United States have increased the likelihood of generic challenges to innovators’ intellectual property, and thus, increased the risk of loss of innovators’ market exclusivity. First, generic companies have increasingly sought to challenge innovators’ basic patents covering major pharmaceutical products. For a discussion of one such litigation related to patent challenges by generic companies, see “Item 8. Financial Statements—Note 20. Legal Proceedings and Contingencies—PLAVIX* Litigation.” Second, recent statutory and regulatory provisions in the United States limit the ability of an innovator company to prevent generic drugs from being approved and launched while patent litigation is ongoing. Third, the FDA is actively considering ways to expand the use of a regulatory mechanism that allows for regulatory approval of drugs that are similar to (but not generic copies of) innovative drugs on the basis of less extensive data than is required for a full NDA. As a result of all of these developments, it is not possible to predict the length of market exclusivity for a particular Company product with certainty based solely on the expiration of the relevant patent(s) or the current forms of regulatory exclusivity. For more information about new legislation, see “—Government Regulation and Price Constraints” below.

European Union

In the EU, most innovative pharmaceuticals are entitled to ten years of regulatory data protection if marketing approval is obtained via the “centralized procedure.” A product that receives approval under the centralized procedure automatically receives approval in every member state of the EU. However, a company then must obtain pricing and reimbursement for the pharmaceutical product, which is typically subject to member state law. The pricing and reimbursement procedure can take months, and sometimes years, to obtain. Consequently, regardless of whether or not the innovative medicine is covered by patents, generic copies relying on the innovator’s data usually cannot be approved for a minimum of ten years after approval. An additional one year of protection is available in certain circumstances in which the innovator drug receives a substantial new indication after approval. For innovative pharmaceuticals that gain marketing approval using the non-centralized mutual recognition procedure, this period is six or ten years depending on the individual EU member state. However, regardless of regulatory exclusivity, competitors may obtain approval of an identical product on the basis of their own safety and efficacy data at any time. For more information regarding the regulation of pharmaceutical products in the EU, see “—Government Regulation and Price Constraints” below.

Recent pharmaceutical legislation in the EU has an impact on the procedures for authorization of pharmaceutical products in the EU under both the centralized and mutual recognition procedures. In particular, the legislation contains new data protection provisions. All products (regardless of whether they have been approved under the centralized or the mutual recognition procedures) will be subject to an “8+2+1” regime. Eight years after the innovator has received its first community authorization for a medicinal product, a generic company may file a marketing authorization application for that product with the health authorities. However, the generic company may not commercialize the product until after either ten or eleven years have elapsed from the initial marketing authorization granted to the innovator. The possible one year extension is available if the innovator, during the first eight years of the marketing authorization, obtains an additional indication that is of significant clinical benefit in comparison with existing treatments. There is a transitional provision for these new data protection requirements, and these provisions will apply as new marketing authorization applications are submitted under the new legislation.

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

In general, EU law treats chemically synthesized drugs and biologically derived drugs the same with respect to intellectual property and market exclusivity. A generic biological product has received regulatory marketing authorization in the E.U.

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

Marketing, Distribution and Customers

The Company promotes its products in medical journals and directly to health care providers such as doctors, nurse practitioners, physician assistants, pharmacists, technologists, hospitals, Pharmacy Benefit Managers (PBMs), Managed Care Organizations (MCOs) and government agencies. The Company also markets directly to consumers in the United States through direct-to-consumer print, radio and television advertising. In addition, the Company sponsors general advertising to educate the public about its innovative medical research. For a discussion of the regulation of promotion and marketing of pharmaceuticals, see “—Government Regulation and Price Constraints” below.

Through the Company’s sales and marketing organizations, the Company explains the approved uses and advantages of its products to medical professionals. The Company works to gain access to health authority, PBM and MCO formularies (lists of recommended or approved medicines and other products), including Medicare Part D plans and reimbursement lists by demonstrating the qualities and treatment benefits of its products. Marketing of prescription pharmaceuticals is limited to the approved uses of the particular product, but the Company continues to develop information about its products and provides such information in response to unsolicited inquiries from doctors and other medical professionals. All drugs must complete clinical trials required by regulatory authorities to show they are safe and effective for treating one or more medical problems. A manufacturer may choose, however, to undertake additional studies, including comparative clinical trials with competitive products, to demonstrate additional advantages of a compound. Those studies can be costly and take years to complete, and the results are uncertain. Balancing these considerations makes it difficult to decide whether and when to undertake such additional studies. But, when they are successful, such studies can have a major impact on approved marketing claims and strategies.

The Company’s operations include several pharmaceutical marketing and sales organizations. Each organization markets a distinct group of products supported by a sales force and is typically based on particular therapeutic areas or physician groups. These sales forces often focus on selling new products when they are introduced, and promotion to physicians is increasingly targeted at specialists and high value primary care physicians. In addition, Ventiv Pharma Services, LLC (Ventiv), a division of Ventiv Health, Inc., provided the Company with a sales force focused on CEFZIL (through December 2005) and TEQUIN. In January 2006, the Company provided notice to Ventiv to terminate its agreement related to the sales force for TEQUIN, effective in the first quarter of 2006.

The Company’s prescription pharmaceutical products are sold principally to wholesalers, but the Company also sells directly to retailers, hospitals, clinics, government agencies and pharmacies. In 2005, sales to three pharmaceutical wholesalers in the United States, McKesson, Cardinal Health, Inc. (Cardinal) and AmerisourceBergen Corporation (AmerisourceBergen) accounted for approximately 20%, 19% and 11%, respectively, of the Company’s total net sales. In 2004, sales to McKesson, Cardinal and AmerisourceBergen accounted for approximately 19%, 17% and 10%, respectively, of the Company’s total net sales. In 2003, sales to McKesson, Cardinal and AmerisourceBergen accounted for approximately 17%, 15% and 13%, respectively, of the Company’s total net sales. Sales to these U.S. wholesalers were concentrated in the Pharmaceuticals segment.

The Company’s U.S. pharmaceuticals business, through the Inventory Management Agreements (IMAs), has arrangements with substantially all of its direct wholesaler customers that allow the Company to monitor U.S. wholesaler inventory levels and require those wholesalers to maintain inventory levels at approximately one month or less of their demand. In the second and third quarters of 2005, the Company negotiated amendments to its IMAs with its three largest wholesalers. The amendments extended the original agreements through December 31, 2005 and established lower limits than the original agreements for inventory levels of Company pharmaceutical products held by the wholesalers. In December 2005, the Company reached two year agreements in principle with its three largest U.S. wholesalers, which provide the same lower limits of wholesaler inventory levels as the IMA extensions previously negotiated.

To help maintain the product quality of ERBITUX*, the product is shipped only to end-users and not to other intermediaries (such as wholesalers) to hold for later sales. During 2004 and through May of 2005, McKesson, one of the Company’s wholesalers, provided warehousing, packing and shipping services for ERBITUX*. McKesson held ERBITUX* inventory on consignment and the Company recognized revenue when McKesson shipped the inventory to the end-users. McKesson also held inventories of ERBITUX* for its own account. Upon divestiture of OTN in May 2005, the company discontinued the consignment arrangement with McKesson. The Company now sells ERBITUX* to intermediaries such as specialty oncology distributors and ships ERBITUX* directly to the end-users of the product who are the customers of these intermediaries. The Company recognizes revenue upon shipment to the end-users.

For information on sales and marketing of nutritionals, see “—Nutritionals Segment” above.

Competition

The markets in which the Company competes are generally broad-based and highly competitive. The principal means of competition vary among product categories and business groups.

The Company’s Pharmaceuticals segment competes with other worldwide research-based drug companies, many smaller research companies with more limited therapeutic focus and generic drug manufacturers. Important competitive factors include product efficacy, safety and ease of use, price and demonstrated cost-effectiveness, marketing effectiveness, product labeling, service and research and development of new products and processes. Sales of the Company’s products can be impacted by new studies that indicate a competitor’s product has greater efficacy for treating a disease or particular form of disease than one of the Company’s products. The Company’s sales also can be impacted by additional labeling requirements relating to safety or convenience that may be imposed on its products by the FDA or by similar regulatory agencies in different countries. If competitors introduce new products and processes with therapeutic or cost advantages, the Company’s products can be subject to progressive price reductions or decreased volume of sales, or both. For example, in the growing market for statins, which reduce cholesterol, PRAVACHOL, the Company’s second largest product ranked by 2005 net sales ($2.3 billion), experienced increased competition from established brands and new entrants. U.S. prescriptions for PRAVACHOL declined 17% in 2005 compared to 2004. PRAVACHOL has begun to lose exclusivity in Europe. Between now and its anticipated loss of U.S. exclusivity in April 2006, its expected rate of decline in sales and in share of the statin segment could be accelerated by increased competition.

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

Many other companies, large and small, manufacture and sell one or more products that are similar to those marketed by the Company’s Nutritionals and Other Health Care segments. Sources of competitive advantage include product quality and efficacy, brand identity, advertising and promotion, product innovation, broad distribution capabilities, customer satisfaction and price. Significant expenditures for advertising, promotion and marketing are generally required to achieve both consumer and trade acceptance of these products.

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

Managed Care Organizations

The growth of MCOs in the United States has been a major factor in the competitive make-up of the health care marketplace. Over half the U.S. population now participates in some version of managed care. Because of the size of the patient population covered by MCOs, marketing of prescription drugs to them and the PBMs that serve many of those organizations has become important to the Company’s business. MCOs can include medical insurance companies, medical plan administrators, health-maintenance organizations, Medicare Part D formularies, alliances of hospitals and physicians and other physician organizations. Those organizations have been consolidating into fewer, even larger entities, enhancing their purchasing strength and importance to the Company.

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

Generic Competition

One of the biggest competitive challenges that the Company faces in the United States and, to a lesser extent, internationally is from generic pharmaceutical manufacturers. Upon the expiration or loss of market exclusivity on a product, the Company can lose the major portion of sales of that product in a very short period of time. In the United States, the FDA approval process exempts generics from costly and time-consuming clinical trials to demonstrate their safety and efficacy, and allows generic manufacturers to rely on the safety and efficacy of the pioneer product. Therefore, generic competitors operate without the Company’s large research and development expenses and its costs of conveying medical information about the product to the medical community. For more information about market exclusivity, see “—Intellectual Property and Product Exclusivity” above.

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

Research and Development

The Company invests heavily in research and development because it believes it is critical to its long-term competitiveness. Pharmaceutical research and development is carried out by the Bristol-Myers Squibb Pharmaceutical Research Institute, which has major facilities in Princeton, Hopewell and New Brunswick, New Jersey and Wallingford, Connecticut. Pharmaceutical research and development is also carried out at various other facilities in the United States and in Belgium, Canada, and the United Kingdom. Management continues to emphasize leadership, innovation, productivity and quality as strategies for success in the Pharmaceutical Research Institute.

The Company spent $2,746 million in 2005, $2,500 million in 2004 and $2,279 million in 2003 on Company sponsored research and development activities. Company sponsored pharmaceutical research and development spending (including certain payments under third-party collaborations and contracts), as a percentage of Pharmaceutical sales, was 16.5% in 2005, compared with 14.7% in 2004 and 14.0% in 2003. At the end of 2005, the Company employed approximately 7,800 people in research and development throughout the Company, including over 6,200 in the Pharmaceutical Research Institute, including a substantial number of physicians, scientists holding graduate or postgraduate degrees and higher skilled technical personnel.

The Company concentrates its pharmaceutical research and development efforts in the following disease areas with significant unmet medical needs: Affective (psychiatric) disorders, Alzheimer’s/dementia, atherosclerosis/thrombosis, diabetes, hepatitis, human immunodeficiency virus/acquired immune deficiency syndrome (HIV/AIDS), obesity, oncology, rheumatoid arthritis and related diseases and solid organ transplant. However, the Company continues to analyze and may selectively pursue promising leads in other areas. In addition to discovering and developing new molecular entities, the Company looks for ways to expand the value of existing products through new uses and formulations that can provide additional benefits to patients.

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

Listed below are several investigational compounds that the Company has in the later stages of development. All of these compounds are in Phase III clinical trials or under regulatory review. Whether or not any of these investigational compounds ultimately becomes one of the Company’s marketed products depends on the results of pre-clinical and clinical studies, the competitive landscape of the potential product’s market and the manufacturing processes necessary to produce the potential product on a commercial scale, among other factors. However, as noted above, there can be no assurance that the Company will seek regulatory approval of any of these compounds or that, if such approval is sought, it will be obtained. At this stage of development, the Company cannot determine all intellectual property issues or all the patent protection that may, or may not, be available for these investigational compounds. The patent coverage highlighted below does not include potential patent term extensions.

EMSAM*

EMSAM*, an investigational monoamine oxidase inhibitor administered as a transdermal patch for the treatment of patients with major depressive disorder, is being codeveloped with Somerset and has received an approvable letter from the FDA in February 2004. In October 2005, an FDA Advisory Committee recommended EMSAM* could be safely administered without dietary modifications at the 6mg./24 hour dose. On February 27, 2006, the FDA approved EMSAM* for use without dietary modifications at the lowest dose of 6mg./24 hour.

Ixabepilone

Ixabepilone, an epothilone B analog, which is being developed internally, is a novel tubulin inhibitor for multiple tumor types. It is developed internally and is currently in Phase III clinical trials for the treatment of metastatic breast cancer and in Phase II clinical trials for the treatment of prostate cancer. The Company has a composition of matter patent in the United States that expires in 2018.

Vinflunine

Vinflunine, which is being codeveloped with Pierre Fabre and is currently in Phase III clinical trials, is a novel investigational anti-cancer agent. Pierre Fabre has a composition of matter patent that expires in the U.S. in 2014.

Ipilimumab

Ipilimumab, which is being codeveloped with Medarex and is currently in Phase III clinical trials, is a monoclonal antibody being investigated as an anticancer treatment. It is in a novel class of agents intended to potentiate elements of the immunologic response. The Company owns a composition of matter patent that expires in the U.S. in 2016 and has rights to method of use patents owned by Medarex that expire in the U.S. in 2015. The Company also has rights to a Medarex composition of matter patent that expires in 2020 and pending Medarex patent applications covering composition of matter and method of use of ipilimumab.

Belatacept

Belatacept, a biological product, which is being developed internally and is in Phase III clinical trials, is a fusion protein with novel immunosuppressive activity targeted at prevention of solid organ transplant rejection. The Company has pending patent applications in the United States and Japan, and a granted patent application in the EU, covering belatacept.

Saxagliptin

Saxagliptin, which is being developed internally and is currently in Phase III clinical trials, is an oral compound for the potential treatment of diabetes. A patent application covering the composition of matter has been issued, and will expire in 2021 in the U.S.

Dasatinib

Dasatinib, which is being developed internally, is an investigational multi-targeted kinase inhibitor to treat adult chronic myelogenous leukemia in chronic, accelerated or blast phases. In December 2005, the Company submitted an NDA to the FDA and, on March 7, 2006, the NDA was accepted and granted priority review for accelerated approval. The Company submitted an MAA to the EMEA in January 2006. The Company has a composition of matter patent which expires in 2020 in the U.S.

Muraglitazar, is a dual PPAR agonist for the treatment of type 2 diabetes and other metabolic disorders. In October 2005, the FDA issued an approvable letter for muraglitazar requesting additional information from ongoing clinical trials to more fully address the cardiovascular safety profile of the product. The Company, while continuing discussions with the FDA, has determined that it will likely have to initiate additional new trials to gain regulatory approval and is considering a range of options, including conducting such additional studies or terminating further development of muraglitazar. The additional studies could take approximately five years to complete. In December 2005, the Company and Merck & Co., Inc. terminated their collaboration agreement for muraglitazar with all rights to muraglitazar returning to the Company as of December 21, 2005. As a result of the termination of the agreement, the Company recognized $143 million of deferred income in the fourth quarter of 2005 which was recorded in “Other expense, net.” The Company has a composition of matter patent which expires in the United States in 2020.

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

Of particular importance is the FDA in the United States. It has jurisdiction over virtually all of the Company’s businesses and imposes requirements covering the testing, safety, effectiveness, manufacturing, labeling, marketing, advertising and post-marketing surveillance of the Company’s pharmaceutical products. The FDA also regulates most of the Company’s Nutritionals and Other Health Care products. In many cases, the FDA requirements have increased the amount of time and money necessary to develop new products and bring them to market in the United States.

The Company’s pharmaceutical products are subject to pre-market approval requirements in the United States. New drugs are approved under, and are subject to, the FDC Act and related regulations. Biological drugs are subject to both the FDC Act and the Public Health Service Act (PHS Act), and related regulations. Biological drugs are licensed under the PHS Act. The Nutritional products are regulated by the FDA primarily under the Infant Formula Act of 1980 and its amendments (IFA).

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

The marketing practices of all U.S. pharmaceutical manufacturers are subject to federal and state health care laws that are used to protect the integrity of government health care programs. The Office of Inspector General of the United States Department of Health and Human Services (OIG) oversees compliance with applicable federal laws, in connection with the payment for products by government funded programs (primarily Medicaid and Medicare). These laws include the federal anti-kickback statute which criminalizes the offering of something of value to induce the recommendation, order or purchase of products or services reimbursed under a government health care program. The OIG has issued a series of Guidances to segments of the health care industry, including the 2003 Compliance Program Guidance for Pharmaceutical Manufacturers (the “OIG Guidance”), which includes a recommendation that pharmaceutical manufacturers, at a minimum, adhere to the PhRMA Code, a voluntary industry code of marketing practices. The Company subscribes to the PhRMA Code, and has implemented a compliance program to address the requirements set forth in the OIG Guidance and the Company’s compliance with the health care laws. Failure to comply with these health care laws could subject the Company to administrative and legal proceedings, including actions by the state and federal government agencies. Such actions could result in the imposition of civil and criminal sanctions, which may include fines, penalties and injunctive remedies, the impact of which could materially adversely affect the Company’s business, financial condition and results of operations.

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

Federal and state governments also have pursued direct methods to reduce the cost of drugs for which they pay. The Company participates in state government-managed Medicaid programs as well as certain other qualifying federal and state government programs whereby discounts and rebates are provided to participating state and local government entities. Rebates under Medicaid and related state programs reduced revenues by $595 million in 2005, $673 million in 2004 and $523 million in 2003. The Company also participates in prime vendor programs with government entities, the most significant of which are the U.S. Department of Defense and the U.S. Department of Veterans Affairs. These entities receive minimum discounts based off a defined “non-federal average manufacturer price” for purchases. Other prime vendor programs in which the Company participates provide discounts for outpatient medicines purchased by certain Public Health Service entities and “disproportionate share” hospitals (hospitals meeting certain criteria). The Company recorded discounts related to the prime vendor programs of $1,090 million in 2005, $1,319 million in 2004 and $1,228 million in 2003.

In the United States, governmental cost containment efforts have extended to the federally funded Special Supplemental Nutrition Program for WIC. All states participate in the WIC program and have sought and obtained rebates from manufacturers of infant formula whose products are used in the program. All states have conducted competitive bidding for infant formula contracts, which require the use of specific infant formula products by the state WIC program, unless a physician requests a non-contract formula for a WIC customer. States participating in the WIC program are required to engage in competitive bidding or to use other cost containment measures that yield savings equal to or greater than the savings generated by a competitive bidding system. Mead Johnson participates in this program and approximately half of its gross U.S. sales are subject to rebates under the WIC program. Rebates under the WIC program reduced revenues by $843 million in 2005, $846 million in 2004 and $854 million in 2003.

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

An environment, health and safety group within the Company monitors operations around the world, providing the Company with an overview of regulatory requirements and overseeing the implementation of Company standards for compliance. The Company also incurs operating and capital costs for such matters on an ongoing basis. The Company expended approximately $55 million, $27 million and $38 million on capital environmental projects undertaken specifically to meet environmental requirements in 2003, 2004 and 2005, respectively, and expects to spend approximately $69 million in 2006. Although the Company believes that it is in substantial compliance with applicable environmental, health and safety requirements and the permits required for its operations, the Company nevertheless could incur additional costs, including civil or criminal fines or penalties, clean-up costs, or third-party claims for property damage or personal injury, for violations or liabilities under these laws.

Many of the Company’s current and former facilities have been in operation for many years, and, over time, the Company and other operators of those facilities have generated, used, stored or disposed of substances or wastes that are considered hazardous under federal, state and foreign environmental laws, including the U.S. Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA). As a result, the soil and groundwater at or under certain of these facilities is or may be contaminated, and the Company may be required to make significant expenditures to investigate, control and remediate such contamination, and in some cases to provide compensation and/or restoration for damages to natural resources. Currently, the Company is involved in investigation and remediation at approximately 10 current or former Company facilities. The Company has also been identified as a “potentially responsible party” (PRP) under applicable laws for environmental conditions at approximately 30 waste disposal or reprocessing facilities operated by third parties at which investigation and/or remediation activities are ongoing.

The Company may face liability under CERCLA and other federal, state and foreign laws for the entire cost of investigation or remediation of contaminated sites, or for natural resource damages, regardless of fault or ownership at the time of the disposal or release. In addition, at certain sites the Company bears remediation responsibility pursuant to contract obligations. Generally, at third-party operator sites involving multiple PRPs, liability has been or is expected to be apportioned based on the nature and amount of hazardous substances disposed of by each party at the site and the number of financially viable PRPs. For additional information about these matters, see “Item 8. Financial Statements—Note 20. Legal Proceedings and Contingencies.”

Employees

The Company employed approximately 43,000 people at December 31, 2005.

Foreign Operations

The Company has significant operations outside the United States. They are conducted both through the Company’s subsidiaries and through distributors, and involve all three of the same business segments as the Company’s U.S. operations —Pharmaceuticals, Nutritionals and Other Health Care.

Revenues from operations outside the United States of $8.7 billion accounted for 46% of the Company’s total revenues in 2005. In 2005, revenues exceeded $500 million in each of France, Japan, Spain, Canada, Italy, and Germany. No single country outside the United States contributed more than 10% of the Company’s total revenues. For a geographic breakdown of net sales, see the table captioned Geographic in “Item 8. Financial Statements—Note 17. Segment Information” and for further discussion of the Company’s sales by geographic area see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Geographic Areas.”

International operations are subject to certain risks, which are inherent in conducting business abroad, including, but not limited to, currency fluctuations, possible nationalization or expropriation, price and exchange controls, counterfeit, limitations on foreign participation in local enterprises and other restrictive governmental actions. The Company’s international businesses are also subject to government-imposed constraints, including laws on pricing or reimbursement for use of products.

Depending on the direction of change relative to the U.S. dollar, foreign currency values can increase or reduce the reported dollar value of the Company’s net assets and results of operations. In 2005, the change in foreign exchange rates had a favorable impact on the growth rate of revenues. While the Company cannot predict with certainty future changes in foreign exchange rates or the effect they will have on it, the Company attempts to mitigate their impact through operational means and by using various financial instruments. See the discussion under “Item 8. Financial Statements—Note 16. Financial Instruments.”

Item 1A. RISK FACTORS.

Any of the factors described below could significantly and negatively affect our business, prospects, financial condition, operating results, or our credit ratings, which could cause the trading price of our common stock to decline. Additional risks and uncertainties not presently known to the Company, or risks that the Company currently considers immaterial, may also impair the Company’s operations.

Litigation—PLAVIX*

The Company cannot predict the outcome of the PLAVIX* litigation in the U.S., which is scheduled to go to trial in June 2006. Although the plaintiffs intend to vigorously pursue enforcement of their patent rights in PLAVIX*, it is not possible at this time reasonably to assess the outcome of this litigation, or, if the Company were not to prevail in the litigation, or, if Apotex Inc. and Apotex Corp. (Apotex), which now has final approval of its sNDA in the U.S. were to enter the market with a generic product at risk, the timing of potential generic competition for PLAVIX*. However, loss of market exclusivity for PLAVIX* and the subsequent development of generic competition and/or a decision by Apotex to launch generic clopidogrel at risk, would be material to the Company’s sales of PLAVIX* and results of operations and cash flows, and could be material to its financial condition and liquidity.

The Company has recorded deferred tax assets related to U.S. foreign tax credit and research tax credit carryforwards, which expire in varying amounts beginning in 2012. Realization of the foreign tax credit and research tax credit carryforwards is dependent on generating sufficient taxable income prior to their expiration. Although realization is not assured, management believes it is more likely than not that these deferred tax assets will be realized. The amount of foreign tax credit and research tax credit carryforwards considered realizable, however, could be reduced in the near term if the outcome of the PLAVIX* litigation in the U.S. is unfavorable, and/or if the timing of successful generic competition for PLAVIX* were to be accelerated. If such events occur, the Company may need to record significant additional valuation allowances against these deferred tax assets. For additional information on PLAVIX* litigation see “Item 8. Financial Statements—Note 20. Legal Proceedings and Contingencies.”

Competition

Competition from manufacturers of generic versions of our products is a major challenge as our products mature and patents expire on products. Generic companies are also increasingly seeking to challenge patents. Other competitive factors the Company faces include (i) new products developed by competitors that have lower prices or superior performance features or that are otherwise competitive with our current products; (ii) technological advances and patents attained by competitors; (iii) results of clinical studies related to our products or a competitor’s products; (iv) problems with licensors, suppliers and distributors; and (v) business combinations among our competitors or major customers.

Manufacturing

The Company may experience difficulties and delays inherent in product development, manufacturing and sale, such as (i) products that may appear promising in development but fail to ever reach market or to be approved for additional indications for any number of reasons, including efficacy or safety concerns, the delay or denial of necessary regulatory approvals and the difficulty or excessive cost to manufacture; (ii) failure of one or more of the Company’s products to achieve or maintain commercial viability; (iii) seizure or recalls of pharmaceutical products or forced closings of manufacturing plants; (iv) the failure to obtain, the imposition of limitations on the use of, or loss of patent and other intellectual property rights; (v) failure of the Company or any of its vendors or suppliers to comply with Current Good Manufacturing Practices and other application regulations and quality assurance guidelines that could lead to temporary manufacturing shutdowns, product shortages and delays in product manufacturing; and (vi) other manufacturing or distribution problems including changes in manufacturing production sites and limits to manufacturing capacity due to regulatory requirements, changes in types of products produced, such as biologics, or physical limitations that could impact continuous supply.

Other Litigation

The Company has continuing obligations under the Deferred Prosecution Agreement and United States Securities and Exchange Commission (SEC) Consent Order relating to wholesaler inventory and various accounting matters, pursuant to which the Company agreed to implement certain remedial measures, including all recommendations made by the Independent Monitor under with the Deferred Prosecution Agreement, undertake corporate reforms, and include additional disclosure in its periodic reports filed with the SEC and annual report to shareholders.

The Company may experience legal difficulties, including lawsuits, claims, proceedings and government investigations, any of which can preclude or delay commercialization of products or adversely affect operations, profitability, liquidity or financial condition, including (i) intellectual property disputes; (ii) sales and marketing practices in the U.S. and internationally; (iii) adverse decisions in litigation, including product liability and commercial cases; (iv) the Company’s determination to self-insure for product liabilities effective July 1, 2004; (v) recalls or withdrawals of pharmaceutical products or forced closings of manufacturing plants; (vi) the failure to fulfill obligations under supply contracts with the government and other customers which may result in liability; (vii) product pricing and promotion matters; (viii) claims asserting violations of securities, antitrust, federal and state pricing and other laws; (ix) environmental, health and safety matters; and (x) tax liabilities. There can be no assurance that there will not be an increase in scope of these matters or that any future lawsuits, claims, proceedings or investigations will not be material.

Regulation

        The Company could become subject to new government laws and regulations, such as (i) health care reform initiatives in the United States at the state and federal level and in other countries; (ii) changes in the FDA and foreign regulatory approval processes that may cause delays in approving, or preventing the approval of, new products; (iii) tax changes such as the phasing out of tax benefits heretofore available in the United States and certain foreign countries; (iv) new laws, regulations and judicial decisions affecting pricing or marketing within or across jurisdictions; and (v) changes in intellectual property law.

Pricing Pressures

Pharmaceutical products are subject to increasing price pressures and other restrictions in the United States and worldwide, including (i) rules and practices of managed care groups and institutional and governmental purchasers, (ii) judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, including the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and (iii) the potential impact of importation restrictions, legislative or otherwise, pharmaceutical reimbursement, Medicare Part D Formularies, and product pricing in general.

Reliance on Third Parties

The Company relies on vendors, partners and other third parties to meet their contractual, regulatory and other obligations in relation to their arrangements with the Company.

Economic Factors

The Company is exposed to changes in interest rates and fluctuation of foreign currency exchange rates and other economic factors over which the Company has no control.

Execution of the Company’s Strategy

The Company may not be able to fully execute the strategic transformation of our business to attain a new period of sustainable revenue and earnings growth. The Company continues to invest in our growth drivers and pipeline as part of our focus on addressing areas of significant unmet medical needs. Failure to realize additional cost savings in 2007 and 2008 or to successfully transition the product portfolio, however, could materially and adversely affect the Company’s results of operations.

Changes in the Company’s structure, operations, revenues, costs, staffing or efficiency resulting from acquisitions, divestitures, mergers, alliances, restructurings or other strategic initiatives, could result in greater than expected costs and other difficulties, including the need for regulatory approvals, as appropriate.

Spending

Changes to advertising and promotional spending and other categories of spending may affect sales.

Information Technology

The Company is increasingly dependent on information technology systems and any significant breakdown, invasion, destruction or interruption of these systems could negatively impact operations.

Although the Company believes that it has been prudent in its plans and assumptions, no assurance can be given that any goal or plan set forth in forward-looking statements can be achieved and readers are cautioned not to place undue reliance on such statements, which speak only as of the date made. The Company undertakes no obligation to release publicly any revisions to forward-looking statements as a result of new information, future events or otherwise.

Item 1B. UNRESOLVED STAFF COMMENTS.

None.

Item 2. PROPERTIES.

The Company’s world headquarters is located at 345 Park Avenue, New York, New York, where it leases approximately 375,000 square feet of floor space, approximately 215,000 square feet of which is sublet to others.

The Company manufactures products at 36 major worldwide locations with an aggregate floor space of approximately 11.6 million square feet. All facilities are owned by the Company. The following table illustrates the geographic location of the Company’s significant manufacturing facilities by business segment.

	Total Company	Pharmaceuticals	Nutritionals	Other Health Care
United States	10	6	2	2
Europe, Middle East and Africa	13	11	1	1
Other Western Hemisphere	6	5	1	—
Pacific	7	4	3	—

Total	36	26	7	3

Portions of these facilities and other facilities owned or leased by the Company in the United States and elsewhere are used for research, administration, storage and distribution. For further information about the Company’s facilities, see “Item 1. Business—Manufacturing and Quality Assurance.”

Item 3. LEGAL PROCEEDINGS.

Information pertaining to legal proceedings can be found in “Item 8. Financial Statements—Note 20. Legal Proceedings and Contingencies” and is incorporated by reference herein.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2005.

PART IA

Executive Officers of the Registrant

Listed below is information on executive officers of the Company as of March 13, 2006. Executive officers are elected by the Board of Directors for an initial term, which continues until the first Board meeting following the next annual meeting of stockholders and thereafter are elected for a one-year term or until their successors have been elected. All executive officers serve at the pleasure of the Board of Directors.

Name and Current Position	Age	Employment History for the Past 5 Years
Lamberto Andreotti Executive Vice President and President, Worldwide Pharmaceuticals Member of the Executive Committee	55

2000 to 2002 - President, Europe, Worldwide Medicines Group, a division of the Company.

2002 to 2005 – Senior Vice President and President International, Worldwide Medicines Group, a division of the Company.

2005 to present – Executive Vice President and President, Worldwide Pharmaceuticals, a division of the Company.

Stephen E. Bear Senior Vice President, Human Resources, Corporate Staff Member of the Executive Committee	55

1999 to 2001 – Vice President, Marketing and Business Development of the New York Botanical Gardens, a non-profit organization.

2001 to present – Senior Vice President, Human Resources, Corporate Staff of the Company.

Andrew G. Bodnar, M.D. Senior Vice President, Strategy and Medical & External Affairs, Corporate Staff Member of the Executive Committee	58

2000 to 2001 – Vice President, Medical and External Affairs, Corporate Staff of the Company.

2001 to 2002 – Senior Vice President, Medical and External Affairs, Corporate Staff of the Company.

2002 to present – Senior Vice President, Strategy and Medical & External Affairs, Corporate Staff of the Company.

Andrew R. J. Bonfield Chief Financial Officer, Corporate Staff Member of the Executive Committee	43	2000 to 2002 – Executive Director, Finance, BG Group PLC. 2002 to present – Chief Financial Officer, Corporate Staff of the Company.

Joseph C. Caldarella Vice President and Corporate Controller, Corporate Staff	50	1998 to 2005 – Vice President, Finance, Pharmaceutical Research Institute, a division of the Company. 2005 to present – Vice President and Corporate Controller, Corporate Staff of the Company.

John E. Celentano President, Health Care Group Member of the Executive Committee	46

2000 to 2002 – Vice President and General Manager, Northern Europe, International Medicines, a division of the Company.

2002 to 2002 – Senior Vice President, Operations Planning, Worldwide Medicines Group, a division of the Company.

2002 to 2002 – President, Canada, Mexico, and Puerto Rico, Worldwide Medicines Group, a division of the Company.

2002 to 2005 – President, Latin America and Canada, Worldwide Medicines Group, a division of the Company.

2005 to present – President, Health Care Group, a division of the Company.

Carlo de Notaristefani, CIRM President, Technical Operations Member of the Executive Committee	48

2000 to 2001 – Vice President, IO International, Aventis Pharma.

2001 to 2003 – Vice President, IO International, Latin America and Japan, Aventis Pharma.

2003 to 2004 – Senior Vice President, Global Finishing Solids, Aventis Pharma.

2004 to 2004 – President, Pharmaceutical Group/Technical Operations, a division of the Company.

2004 to present – President, Technical Operations, a division of the Company.

Wendy L. Dixon, Ph.D. Chief Marketing Officer and President, Global Marketing Member of the Executive Committee	50

1996 to 2001 – Vice President, Marketing, Merck & Co.

2001 to 2001 – Senior Vice President, Merck & Co.

2001 to present – Chief Marketing Officer and President, Global Marketing, Worldwide Medicines Group, a division of the Company.

Peter R. Dolan Chief Executive Officer Member of the Executive Committee	50

2000 to 2001 – President and Director of the Company.

2001 to 2005 – Chairman of the Board and Chief Executive Officer of the Company.

2005 to present – Chief Executive Officer and Director of the Company.

Edward M. Dwyer Vice President and Treasurer, Corporate Staff	49	1997 to 2004 – Vice President and Treasurer, AT&T. 2004 to present – Vice President and Treasurer, Corporate Staff of the Company.

Anthony C. Hooper President, U.S. Pharmaceuticals Member of the Executive Committee	51

2000 to 2001 – President, Asia-Pacific, Middle East & Southern Africa, International Medicines, a division of the Company.

2001 to 2002 – President, Intercontinental, International Medicines, a division of the Company.

2002 to 2004 – President, Europe, Middle East & Africa, Worldwide Medicines Group, a division of the Company.

2004 to present – President, U.S. Pharmaceuticals, Worldwide Medicines Group, a division of the Company.

Tamar D. Howson Senior Vice President, Corporate and Business Development, Corporate Staff Member of the Executive Committee	57

2000 to 2001 – Biotechnology consultant to chief executive officers and other business executives.

2001 to present – Senior Vice President, Corporate and Business Development, Corporate Staff of the Company.

Sandra Leung Vice President and Corporate Secretary, Corporate Staff	45	1999 to 2002 – Corporate Secretary, Corporate Staff of the Company. 2002 to present – Vice President and Corporate Secretary, Corporate Staff of the Company.

John L. McGoldrick Executive Vice President, Corporate Staff Member of the Executive Committee	65

2000 to 2001 – Executive Vice President and General Counsel, Corporate Staff of the Company and President, Medical Devices Group, a division of the Company.

2001 to 2005 – Executive Vice President and General Counsel, Corporate Staff of the Company.

2005 to present – Executive Vice President, Corporate Staff of the Company.

Elliott Sigal, M.D., Ph.D. Chief Scientific Officer and President, Pharmaceutical Research Institute Member of the Executive Committee	54

1999 to 2001 – Senior Vice President, Early Discovery and Applied Technology, Pharmaceutical Research Institute, a division of the Company.

2001 to 2002 – Senior Vice President, Drug Discovery & Exploratory Development, Pharmaceutical Research Institute, a division of the Company.

2002 to 2004 – Senior Vice President, Global Clinical and Pharmaceutical Development, Pharmaceutical Research Institute, a division of the Company.

2004 to present – Chief Scientific Officer and President, Pharmaceutical Research Institute, a division of the Company.

Richard K. Willard Senior Vice President and General Counsel, Corporate Staff Member of the Executive Committee	57	1999 to 2005 – Senior Vice President and General Counsel, The Gillette Company. 2005 to present – Senior Vice President and General Counsel, Corporate Staff of the Company.

Richard L. Wolgemuth, Ph.D. Senior Vice President, Global Regulatory Sciences Member of the Executive Committee	60

2000 to 2003 – Vice President, CEDD Global Regulatory Affairs, GlaxoSmithKline.

2003 to present – Senior Vice President, Global Regulatory Sciences, Pharmaceutical Research Institute, a division of the Company.

David L. Zabor Vice President, Strategic Business Initiatives, Corporate Staff Member of the Executive Committee	51

2000 to 2001 – Vice President, Finance, Technical Operations, Worldwide Medicines Group, a division of the Company.

2001 to 2002 – Vice President, Financial Analysis, Corporate Staff of the Company.

2002 to 2002 – Vice President and Acting Controller, Corporate Staff of the Company.

2002 to 2003 – Vice President and Controller, Corporate Staff of the Company.

2003 to 2004 – Vice President and Operations Controller, Corporate Staff of the Company.

2004 to 2005 – Vice President, Financial Operations and Controller, Corporate Staff of the Company.

2005 to present – Vice President, Strategic Business Initiatives, Corporate Staff of the Company.

Robert T. Zito Senior Vice President, Corporate and Business Communications and Chief Communications Officer Member of the Executive Committee	52	1999 to 2004 – Executive Vice President, Communications, New York Stock Exchange. 2004 to present – Senior Vice President, Corporate Affairs, Corporate Staff of the Company.

PART II

Item 5. MARKET FOR THE REGISTRANT’S COMMON STOCK AND OTHER STOCKHOLDER MATTERS.

Market Prices

Bristol-Myers Squibb common and preferred stocks are traded on the New York Stock Exchange and the Pacific Exchange, Inc. (symbols: BMY; BMYPR). A quarterly summary of the high and low market prices is presented below:

Common:
	2005		2004
	High	Low	High	Low
First Quarter	$25.54	$23.44	$30.64	$24.00
Second Quarter	26.48	24.90	26.18	24.02
Third Quarter	25.27	23.97	24.68	22.50
Fourth Quarter	23.95	21.03	25.83	22.95

Preferred:

	2005		2004
	High	Low	High	Low
First Quarter	*	*	$525.00	$485.00
Second Quarter	*	*	*	*
Third Quarter	*	*	*	*
Fourth Quarter	$364.00	$364.00	*	*

*

During the first, second and third quarters of 2005, and the second, third and fourth quarters of 2004, there were no trades of the Company’s preferred stock. The preferred stock pays a quarterly dividend of $.50 per share.

Holders of Common Stock

The number of record holders of common stock at December 31, 2005 was 81,024.

The number of record holders is based upon the actual number of holders registered on the books of the Company at such date and does not include holders of shares in “street names” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

Voting Securities and Principal Holders

Reference is made to the 2006 Proxy Statement to be filed on or about March 22, 2006 with respect to voting securities and principal holders, which is incorporated herein by reference and made a part hereof in response to the information required by this Item 5.

Dividends

Dividends declared per share in 2005 and 2004 were:

	Common		Preferred
	2005	2004	2005	2004
First Quarter	$.28	$.28	$.50	$.50
Second Quarter	.28	.28	.50	.50
Third Quarter	.28	.28	.50	.50
Fourth Quarter	.28	.28	.50	.50

	$1.12	$1.12	$2.00	$2.00

In December 2005, the Board of Directors of the Company declared a quarterly dividend of $.28 per share on the common stock of the Company, which was paid on February 1, 2006 to shareholders of record as of January 6, 2006.

Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the surrenders of the Company’s equity securities in connection with stock option and restricted stock programs during the twelve-month period ended December 31, 2005:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(b)
(Dollars in Millions Except Per Share Data)
January 1 to 31, 2005	31,445	$25.38	372,351,413	$2,220
February 1 to 28, 2005	42,276	$24.11	372,351,413	$2,220
March 1 to 31, 2005	246,720	$25.44	372,351,413	$2,220

Three months ended March 31, 2005	320,441		372,351,413

April 1 to 30, 2005	9,798	$25.52	372,351,413	$2,220
May 1 to 31, 2005	9,880	$25.77	372,351,413	$2,220
June 1 to 30, 2005	5,162	$25.43	372,351,413	$2,220

Three months ended June 30, 2005	24,840		372,351,413

July 1 to 31, 2005	30,322	$25.17	372,351,413	$2,220
August 1 to 31, 2005	43,398	$25.09	372,351,413	$2,220
September 1 to 30, 2005	4,648	$24.60	372,351,413	$2,220

Three months ended September 30, 2005	78,368		372,351,413

October 1 to 31, 2005	17,876	$24.02	372,351,413	$2,220
November 1 to 30, 2005	7,947	$21.12	372,351,413	$2,220
December 1 to 31, 2005	29,400	$21.74	372,351,413	$2,220

Three months ended December 31, 2005	55,223		372,351,413

Twelve months ended December 31, 2005	478,872		372,351,413

(a)

Reflects the following transactions during the twelve months ended December 31, 2005: (i) the deemed surrender to the Company of 343,968 shares of Common Stock to pay the exercise price and to satisfy tax withholding obligations in connection with the exercise of employee stock options, and (ii) the surrender to the Company of 134,904 shares of Common Stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

(b)

In June 2001, the Company announced that the Board of Directors authorized the purchase of up to $14 billion of Company common stock. During the twelve months ended December 31, 2005, no shares were repurchased pursuant to this program and no purchases of any shares under this program are expected in 2006.

Item 6. SELECTED FINANCIAL DATA.

Five-Year Financial Summary

(Amounts in Millions Except Per Share Data)	2005	2004	2003	2002	2001
Income Statement Data:(1)(2)
Net Sales	$19,207	$19,380	$18,653	$16,208	$16,612
Earnings from Continuing Operations Before Minority Interest and Income Taxes	4,516	4,418	4,680	2,748	2,252
Earnings from Continuing Operations	2,992	2,378	3,097	2,059	1,866

Earnings from Continuing Operations per Common Share:
Basic	$1.53	$1.23	$1.60	$1.07	$.96
Diluted	$1.52	$1.21	$1.59	$1.06	$.95

Average common shares outstanding:
Basic	1,952	1,942	1,937	1,936	1,940
Diluted	1,983	1,976	1,950	1,942	1,965

Dividends paid on common and preferred stock	$2,186	$2,174	$2,169	$2,168	$2,137

Dividends declared per Common Share	$1.12	$1.12	$1.12	$1.12	$1.11

Financial Position Data at December 31:(3)

Total Assets	$28,138	$30,435	$27,448	$25,106	$27,864
Cash and cash equivalents	3,050	3,680	2,549	2,451	4,552
Marketable securities	2,749	3,794	3,013	1,622	1,102
Long-term debt	8,364	8,463	8,522	6,261	6,237
Stockholders’ Equity	11,208	10,202	9,786	8,756	8,762

(1)

The Company recorded items that affected the comparability of results, which are set forth in the table under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Expenses” for the years 2005, 2004 and 2003. For a discussion of these items, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Expenses,” “Item 8. Financial Statements—Note 2. Alliances and Investments,” “—Note 3. Restructuring and Other Items,” “—Note 4. Acquisitions and Divestitures,” “—Note 5. Discontinued Operations” and “—Note 20. Legal Proceedings and Contingencies.”

(2)	Excludes discontinued operations of OTN in all years; and Clairol and Zimmer in 2001 and 2002.

(3)	Includes discontinued operations for years 2001 through 2004.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

EXECUTIVE SUMMARY

About the Company

Bristol-Myers Squibb Company (BMS, the Company or Bristol-Myers Squibb) is a worldwide pharmaceutical and related health care products company whose mission is to extend and enhance human life by providing the highest quality pharmaceutical and related health care products. The Company is engaged in the discovery, development, licensing, manufacturing, marketing, distribution and sale of pharmaceuticals and related health care products.

The Company has three reportable segments—Pharmaceuticals, Nutritionals and Other Health Care. The Pharmaceuticals segment is made up of the global pharmaceutical and international consumer medicines business. The Nutritionals segment consists of Mead Johnson Nutritionals (Mead Johnson), primarily an infant formula and children’s nutritionals business. The Other Health Care segment consists of the ConvaTec, Medical Imaging and Consumer Medicines (U.S. and Canada) businesses. In the third quarter of 2005, the Company completed the sale of its Consumer Medicines business. The Nutritionals and Other Health Care segments are also collectively known as the Health Care Group. For additional information about these segments, see “Item 8. Financial Statements—Note 17. Segment Information.”

Business Environment

The Company conducts its business primarily within the pharmaceutical industry, which is highly competitive and subject to numerous government regulations. Many competitive factors may significantly affect the Company’s sales of its products, including product efficacy, safety, price and cost-effectiveness, marketing effectiveness, product labeling, quality control and quality assurance of its manufacturing operations, and research and development of new products. To successfully compete for business in the health care industry, the Company must not only demonstrate its products offer medical benefits, but also cost advantages. Currently, most of the Company’s new product introductions compete with other products already on the market in the same therapeutic category. The Company manufactures branded products, which are priced higher than generic products. Generic competition is one of the Company’s leading challenges globally.

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

Both in the U.S. and internationally, the health care industry is subject to various government-imposed regulations that authorize prices or price controls that have and will continue to have an impact on the Company’s sales. In the U.S., Congress and some state legislatures have considered a number of proposals and have enacted laws that could effect major changes in the health care system, either nationally or at the state level. Driven in part by budget concerns, Medicaid access and reimbursement restrictions have been implemented in some states and proposed in many others. In addition, in December 2003, the Medicare Prescription Drug Improvement and Modernization Act (MMA) was enacted to provide outpatient prescription drug coverage to senior citizens in the United States. The MMA became effective in January 2006. The Company cannot predict the potential impact that this legislation will have on its business; however it could have a negative impact on the Company’s U.S. pharmaceutical business as greater federal involvement and budget constraints may increase the likelihood of pricing pressures or controls in the future. In many markets outside the United States, the Company operates in environments of government-mandated, cost-containment programs, or under other regulatory regimes that can exert downward pressure on pricing. Pricing freedom is limited in the United Kingdom, for instance, by the operation of a profit control plan and in Germany by the operation of a reference price system. Companies also face significant delays in market access for new products and more than two years can elapse before new medicines become available in some national markets.

The growth of Managed Care Organizations (MCOs) in the U.S. has played a large role in the competition that surrounds the health care industry. MCOs seek to reduce health care expenditures for participants by making volume purchases and entering into long-term contracts to negotiate discounts with various pharmaceutical providers. Because of the market potential created by the large pool of participants, marketing prescription drugs to MCOs has become an important part of the Company’s strategy. Companies compete for inclusion in a MCO formulary and the Company has generally been successful in having its major products included. The Company believes that developments in the managed care industry, including continued consolidation, have had and will continue to have a generally downward pressure on prices.

Pharmaceutical production processes are complex, highly regulated and vary widely from product to product. Shifting or adding manufacturing capacity can be a lengthy process requiring significant capital expenditures and regulatory approvals. Biologics manufacturing involves more complex processes than those of traditional pharmaceutical operations. As biologics become more important to the Company’s product portfolio, the Company may continue to make arrangements with third party manufacturers, and expects to make substantial investments to increase its internal capacity to produce biologics on a commercial scale.

The Company has maintained a competitive position in the market and strives to uphold this position, which is dependent on its success in discovering and developing innovative, cost-effective products that serve unmet medical needs.

The Company and its subsidiaries are the subject of a number of significant pending lawsuits, claims, proceedings and investigations. It is not possible at this time reasonably to assess the final outcome of these investigations or litigations. Management continues to believe, as previously disclosed, that during the next few years, the aggregate impact, beyond current reserves, of these and other legal matters affecting the Company is reasonably likely to be material to the Company’s results of operations and cash flows, and may be material to its financial condition and liquidity. For additional discussion of legal matters, see “Item 8. Financial Statements and Supplementary Data—Note 20. Legal Proceedings and Contingencies.”

Strategy

The Company continues to execute its strategy for long term growth and is currently on track to complete its strategic transition in 2006 and to attain a period of sustainable sales and earnings growth starting in 2007. This strategy consists of increasing investments behind growth drivers, focusing the Company’s research and development programs on products in the pharmaceutical pipeline in disease areas that address significant unmet medical needs, aligning sales and marketing emphasis on specialists and high value primary care prescribers, and implementing initiatives designed to achieve and maintain a more efficient cost base.

The Company is in the process of transforming its pharmaceutical portfolio in favor of growth drivers and specialty products, which include PLAVIX*, AVAPRO*/AVALIDE*, ABILIFY*, REYATAZ, ERBITUX* and BARACLUDE. U.S. net sales of these products accounted for 35% of the Company’s worldwide pharmaceutical net sales in 2005, compared to 29% in 2004, while worldwide net sales of these products accounted for 36% of the Company’s worldwide net sales in 2005 as compared to 29% in 2004.

In December 2005, the U.S. Food and Drug Administration (FDA) approved ORENCIA (abatacept) and it became commercially available in the U.S. in February 2006. ORENCIA is targeted initially at adult patients with moderate to severe rheumatoid arthritis, who have had an inadequate response to certain currently available treatments. A marketing authorization application (MAA) has also been submitted for the product with the European Medicines Evaluation Agency (EMEA). In January 2006, a supplemental Biologics License Application (sBLA) was filed with the FDA for the approval of a third-party manufacturing facility to support increased production capacity for ORENCIA. The sBLA is part of the Company’s plan to engage in third-party manufacturing arrangements to meet future commercial demand expected to be generated from the approval and commercialization of a variety of biologics.

Also in December 2005, the Company completed the submission of its New Drug Application (NDA) to the FDA for dasatinib, a kinase inhibitor for the potential treatment of chronic myelogenous leukemia (CML). On March 7, 2006, the NDA was accepted and granted priority review for accelerated approval. In January 2006, the Company submitted an MAA for dasatinib to the EMEA. In October 2005, an FDA Advisory Committee recommended EMSAM*, a transdermal patch treatment of adults with major despressive disorder, could be safely administered without dietary modifications at the 6mg./24 hour dose. On February 27, 2006, the FDA approved EMSAM* for use without dietary modifications at the lowest dose of 6mg./24 hour.

In keeping with its strategy, the Company invested $2.7 billion in research and development, representing a 10% growth rate over 2004. Research and development dedicated to pharmaceutical products, including milestone payments for in-licensing and development programs, was $2.5 billion, or 16.5% of Pharmaceutical sales in 2005 compared to $2.3 billion, or 14.7% of Pharmaceutical sales in 2004.

Another major aspect of the Company’s strategy relates to how it does business, specifically in its marketing and sales approaches. Specialists are playing an even greater role in decisions related to patient treatment and care, particularly in the 10 critical disease areas where the Company is focusing its efforts. The Company has realigned its U.S. and European sales forces with a focus on specialists as well as with those primary care physicians who are involved in treating patients in these disease areas.

As part of its strategy, the Company is re-examining its operating costs to achieve and maintain a more efficient cost base. At the end of 2005, the Company launched an initiative to identify and realize productivity savings. Through this initiative, the Company will re-examine its operating model to focus resources on high value priorities; simplify and streamline business processes, governance and decision making; and build the capabilities to sustain these cost reductions for the long term. The Company’s goal is to realize a minimum of $500 million in productivity savings in 2007, an incremental $100 million in 2008 and implement lasting changes that will make the Company more productive, efficient and effective.

RESULTS OF OPERATIONS

The following discussion of the Company’s results of continuing operations excludes the results related to the Oncology Therapeutics Network (OTN) business, which were previously presented as a separate segment, and has been segregated from continuing operations and reflected as discontinued operations for all periods presented. See “—Discontinued Operations” below.

				% Change
(Dollars in Millions)	2005	2004	2003	2005 to 2004	2004 to 2003
Net Sales	$19,207	$19,380	$18,653	(1)%	4%

Earnings from Continuing Operations Before Minority Interest and Income Taxes	$4,516	$4,418	$4,680	2%	(6)%
% of net sales	23.5%	22.8%	25.1%

Provision for income taxes	$932	$1,519	$1,210	(39)%	26%
Effective tax rate	20.6%	34.4%	25.8%

Earnings from Continuing Operations	$2,992	$2,378	$3,097	26%	(23)%
% of net sales	15.6%	12.3%	16.6%

Net Sales

Net sales from continuing operations for 2005 decreased 1% to $19.2 billion compared to 2004. U.S. net sales in 2005 decreased 1% to $10.5 billion compared to 2004, while international net sales of $8.7 billion remained relatively constant in 2005 as compared to 2004, including a 2% favorable foreign exchange impact.

In 2004, net sales from continuing operations increased 4% to $19.4 billion from $18.7 billion in 2003. U.S. net sales in 2004 remained relatively constant at $10.6 billion compared to 2003 and international net sales increased 10% to $8.8 billion in 2004, including a 8% favorable foreign exchange impact, from $8.0 billion in 2003.

The composition of the change in sales is as follows:

		Analysis of % Change
	Total Change	Volume	Price	Foreign Exchange
2005 vs. 2004	(1)%	(2)%	—	1%
2004 vs. 2003	4%	—	—	4%

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

The Company operates in three reportable segments—Pharmaceuticals, Nutritionals and Other Health Care. In May 2005, the Company completed the sale of OTN, which was previously presented as a separate segment. As such, the results of operations for OTN are presented as part of the Company’s results from discontinued operations in accordance with Statement of Financial Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, OTN results of operations in prior periods have been reclassified to discontinued operations to conform with current year presentations. The percent of the Company’s net sales by segment were as follows:

	Net Sales			% Change
(Dollars in Millions)	2005	2004	2003	2005 to 2004	2004 to 2003
Pharmaceuticals	$15,254	$15,564	$15,025	(2)%	4%
% of net sales	79%	80%	80%
Nutritionals	2,205	2,001	2,023	10%	(1)%
% of net sales	12%	10%	11%
Other Health Care	1,748	1,815	1,605	(4)%	13%
% of net sales	9%	10%	9%
Total	$19,207	$19,380	$18,653	(1)%	4%

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

	For the Year Ended December 31,
(Dollars in Millions)	2005	2004	2003
Gross Sales	$23,003	$23,896	$22,992
Gross-to-Net Sales Adjustments
Prime Vendor Charge-Backs	(1,090)	(1,319)	(1,228)
Women, Infants and Children (WIC) Rebates	(843)	(846)	(854)
Managed Health Care Rebates and Other Contract Discounts	(514)	(660)	(710)
Medicaid Rebates	(595)	(673)	(523)
Cash Discounts	(271)	(311)	(319)
Sales Returns	(164)	(276)	(348)
Other Adjustments	(319)	(431)	(357)

Total Gross-to-Net Sales Adjustments	(3,796)	(4,516)	(4,339)

Net Sales	$19,207	$19,380	$18,653

The decrease in prime vendor charge-backs and managed health care rebates in 2005 was primarily due to lower relative sales volume in this segment due to product mix. The decrease in sales returns was primarily due to lower returns for certain products including TEQUIN, PRAVACHOL and SUSTIVA. The decrease in other adjustments was due to lower sales discounts and government rebates in the international businesses.

In 2004, the increases from 2003 for prime vendor charge-backs and Medicaid rebates were primarily due to a shift in sales to products with higher discounts in prime vendor and Medicaid programs while the decrease in sales returns was primarily attributable to higher sales returns in 2003 resulting from discontinued products and product conversions.

The following table sets forth the activities and ending balances of each significant category of gross-to-net sales adjustments:

(Dollars in Millions)	Prime Vendor Charge- Backs	Women, Infants and Children (WIC) Rebates	Managed Health Care Rebates and Other Contract Discounts	Medicaid Rebates	Cash Discounts	Sales Returns	Other Adjustments	Total
Balance at December 31, 2003	$101	$208	$249	$233	$30	$268	$124	$1,213
Provision related to sales made in current period	1,314	843	646	618	311	270	463	4,465
Provision related to sales made in prior periods	5	3	14	55	—	6	(32)	51
Returns and payments	(1,314)	(820)	(711)	(534)	(308)	(316)	(385)	(4,388)
Impact of foreign currency translation	—	—	—	—	—	1	6	7

Balance at December 31, 2004	106	234	198	372	33	229	176	1,348
Provision related to sales made in current period	1,096	843	509	558	269	191	351	3,817
Provision related to sales made in prior periods	(6)	—	5	37	2	(27)	(32)	(21)
Returns and payments	(1,089)	(825)	(542)	(641)	(278)	(206)	(364)	(3,945)
Impact of foreign currency translation	—	—	(3)	—	—	(2)	(7)	(12)

Balance at December 31, 2005	$107	$252	$167	$326	$26	$185	$124	$1,187

        In 2005, the Company recorded gross-to-net sales adjusting charges and credits related to sales made in prior periods. The significant items included charges of $37 million for Medicaid rebates primarily as a result of higher than expected Medicaid utilization of various products; credits of $32 million for other adjustments primarily as a result of lower than expected rebates to foreign governments; and credits of $27 million for sales returns resulting from lower returns for certain products including TEQUIN, AVAPRO*/AVALIDE* and PLAVIX*.

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

No other significant revisions were made to the estimates for gross-to-net sales adjustments in 2005 and 2004.

Pharmaceuticals

The composition of the change in pharmaceutical sales is as follows:

		Analysis of % Change
	Total Change	Volume	Price	Foreign Exchange
2005 vs. 2004	(2)%	(3)%	—	1%
2004 vs. 2003	4%	1%	(1)%	4%

In 2005, Worldwide Pharmaceuticals sales decreased 2% to $15,254 million. U.S. pharmaceutical sales in 2005 decreased 3% to $8,190 million compared to $8,446 million in 2004, primarily due to the continued impact of exclusivity losses of PARAPLATIN and the GLUCOPHAGE* franchise and increased competition for PRAVACHOL, partially offset by increased sales of growth drivers including PLAVIX*, ABILIFY*, ERBITUX* and REYATAZ. In aggregate, estimated wholesaler inventory levels of the Company’s key pharmaceutical products sold by the U.S. Pharmaceutical business at the end of 2005 were down from the end of 2004 by approximately three-tenths of a month to approximately two and a half weeks. The decline in inventory levels negatively impacted the sales performance of certain products in 2005.

International pharmaceutical sales in 2005 decreased 1%, including a 1% favorable foreign exchange impact to $7,064 million, primarily due to increased generic competition for PRAVACHOL and TAXOL®(paclitaxel), partially offset by increased sales of newer products including REYATAZ and ABLILFY*, as well as growth of PLAVIX*.

In 2004, Worldwide Pharmaceuticals sales increased 4% to $15,564 million. U.S. pharmaceutical sales in 2004 remained constant at $8,446 million compared to $8,431 million in 2003. U.S. sales were negatively affected by increased competition for PRAVACHOL and exclusivity losses of PARAPLATIN and the GLUCOPHAGE* franchise, offset by increased sales of PLAVIX* and newer products, including ABILIFY*, REYATAZ and ERBITUX*. International pharmaceutical sales in 2004 increased 8% to $7,118 million, including a 9% favorable foreign exchange impact, primarily due to generic competition for PRAVACHOL and TAXOL®(paclitaxel), partially offset by the launches of ABILIFY*, REYATAZ and continued growth in PLAVIX* and AVAPRO*/AVALIDE*.

Key pharmaceutical products and their sales, representing 80%, 80% and 78% of total pharmaceutical sales in 2005, 2004 and 2003, respectively, are as follows:

(Dollars in Millions)	2005	2004	2003	% Change
				2005 to 2004	2004 to 2003
Cardiovascular
PLAVIX*	$3,823	$3,327	$2,467	15%	35%
PRAVACHOL	2,256	2,635	2,827	(14)%	(7)%
AVAPRO*/AVALIDE*	982	930	757	6%	23%
COUMADIN	212	255	303	(17)%	(16)%
MONOPRIL	208	274	470	(24)%	(42)%
Virology
REYATAZ	696	414	88	68%	**
SUSTIVA	680	621	544	10%	14%
ZERIT	216	272	354	(21)%	(23)%
VIDEX/VIDEX EC	174	274	267	(36)%	3%
BARACLUDE	12	—	—	—	—
Other Infectious Diseases
CEFZIL	259	270	327	(4)%	(17)%
Oncology
TAXOL® (paclitaxel)	747	991	934	(25)%	6%
ERBITUX*	413	261	—	58%	—
PARAPLATIN	157	673	905	(77)%	(26)%
Affective (Psychiatric) Disorders
ABILIFY* (total revenue)	912	593	283	54%	110%
Metabolics
GLUCOPHAGE* Franchise	172	336	948	(49)%	(65)%
Other Pharmaceuticals
EFFERALGAN	283	274	244	3%	12%

**	Change is in excess of 200%

•

Sales of PLAVIX*, a platelet aggregation inhibitor sold by the Company primarily in the U.S., increased 15%, including a 1% favorable foreign exchange impact, to $3,823 million in 2005 from 2004, primarily due to prescription growth of approximately 13% in the U.S. market. The rate of growth in 2005 reflects a deceleration in the growth rate of PLAVIX* sales, compared to a growth rate of 35%, including a 2% favorable foreign exchange impact in 2004 from 2003, primarily due to prescription growth of 24% in the U.S. in 2004. The Company is seeking to enhance the growth rate through several measures, including an expansion of a related direct to consumer (DTC) campaign, and the recently-filed sNDA for the results from the COMMIT and CLARITY trials, although there can be no assurance that those efforts will be successful. Sales in 2004 were $3,327 million and sales were $2,467 million in 2003. PLAVIX* is a cardiovascular product that was launched from the alliance between the Company and Sanofi-Aventis (Sanofi). Market exclusivity for PLAVIX* is expected to expire in 2011 in the U.S. and 2013 in the European Union (EU). Statements on exclusivity are subject to any adverse determination that may occur with respect to the PLAVIX* patent litigation. For additional information on the PLAVIX* patent litigation, see “Item 8. Financial Statements—Note 20. Legal Proceedings and Contingencies.”

•

Sales of PRAVACHOL, an HMG Co-A reductase inhibitor, decreased 14% to $2,256 million in 2005 from 2004. U.S. sales decreased 10% to $1,274 million in 2005, primarily due to lower demand resulting from increased competition and the related reduction in wholesaler inventory levels, partially offset by lower managed health care rebates in 2005. Estimated U.S. prescriptions declined by approximately 17% compared to 2004. International sales decreased 19%, including a 1% favorable foreign exchange impact, to $982 million, reflecting generic competition in key European markets. In 2004, sales for PRAVACHOL decreased 7%, including a 4% favorable foreign exchange impact, to $2,635 million from $2,827 million in 2003, primarily due to a decrease in U.S. prescription demand of approximately 10% and exclusivity loss in select European markets, including Germany and the UK. The Company entered into a distribution agreement with Watson Pharmaceutical (Watson) authorizing Watson to distribute pravastatin sodium tablets in the U.S. Market exclusivity protection for PRAVACHOL is expected to expire on April 20, 2006 in the U.S. Market exclusivity in the EU expired in 2004, with the exception of France and Sweden, for which expiration will occur in August and March 2006, respectively, and in Italy, where expiration will occur in January 2008.

•

Sales of AVAPRO*/AVALIDE*, an angiotensin II receptor blocker for the treatment of hypertension, also part of the Sanofi alliance, increased 6%, including a 1% favorable foreign exchange impact, to $982 million in 2005 from 2004. U.S. sales increased 2% to $574 million in 2005 compared to 2004, primarily due to increased demand, partially offset by a reduction in wholesaler inventory levels in 2005. Estimated total U.S. prescription demand increased approximately 11% compared to 2004. International sales increased 11%, including a 3% favorable foreign exchange impact, to $408 million from $368 million in 2004, primarily due to increased sales in Canada, France and Germany. In 2004, sales increased 23%, including a 5% favorable foreign exchange impact, to $930 million from $757 million in 2003, primarily due to increased sales in Europe and strong U.S. prescription growth of approximately 15%. U.S. sales increased 19% to $562 million in 2004 compared to $474 million in 2003, while international sales increased 30%, including a 12% favorable foreign exchange impact, to $368 million from $283 million in 2003. Market exclusivity for AVAPRO*/AVALIDE* (known in the EU as APROVEL*/KARVEA*) is expected to expire in 2011 in the U.S. and in 2012 in countries in the EU; AVAPRO*/AVALIDE* is not currently marketed in Japan.

•

Sales of COUMADIN, an oral anti-coagulant used predominantly in patients with atrial fibrillation or deep venous thrombosis/pulmonary embolism, decreased 17% to $212 million in 2005 compared to 2004 sales, due to continued competition. Estimated total U.S. prescription demand decreased approximately 19% compared to 2004. Sales in 2004 decreased 16% to $255 million from $303 million in 2003, due to increased generic competition. Market exclusivity for COUMADIN expired in the U.S. in 1997.

•

Sales of MONOPRIL, a second generation angiotesin converting enzyme (ACE) inhibitor for the treatment of hypertension, decreased 24%, including a 2% favorable foreign exchange impact, to $208 million in 2005 due to increased generic competition in key European markets. Sales in 2004 were $274 million, a decrease of 42%, including a 4% favorable foreign exchange impact, from $470 million in 2003, due to the impact of market exclusivity loss. Market exclusivity protection for MONOPRIL expired in 2003 in the U.S. and has expired or is expected to expire between 2001 and 2008 in countries in the EU. MONOPRIL is not currently marketed in Japan.

•

Sales of REYATAZ, a protease inhibitor for the treatment of human immunodeficiency virus (HIV), which was launched in the U.S. in the third quarter of 2003 and in Europe in the second quarter of 2004, increased 68% to $696 million in 2005, primarily due to increased demand. European sales increased 174% to $203 million in 2005 from $74 million in 2004. REYATAZ has achieved an estimated monthly new prescription share of the U.S. protease inhibitors market of approximately 28%. Sales in 2004 were $414 million compared to $88 million in 2003. Market exclusivity for REYATAZ is expected to expire in 2017 in the U.S., in countries in the EU and Japan.

•

Sales of SUSTIVA, a non-nucleoside reverse transcriptase inhibitor for the treatment of HIV, increased 10% to $680 million in 2005 from 2004, primarily due to estimated total U.S. prescription growth of approximately 5%, higher average selling prices and lower sales returns. In 2004, SUSTIVA sales increased 14%, including a 5% favorable foreign exchange impact, to $621 million from $544 million in 2003, primarily due to increased demand in 2004 and higher prices. Market exclusivity protection for SUSTIVA is expected to expire in 2013 in the U.S. and in countries in the EU; the Company does not, but others do, market SUSTIVA in Japan.

•

Sales of ZERIT, an antiretroviral agent used in the treatment of HIV, decreased 21%, including a 1% favorable foreign exchange impact, to $216 million in 2005, primarily as a result of a decrease in estimated total U.S. prescriptions of approximately 31% compared to 2004. In 2004, ZERIT sales decreased 23%, including a 4% favorable foreign exchange impact, to $272 million from $354 million in 2003, primarily as a result of continued decrease in demand due to potential adverse side effects. Market exclusivity protection for ZERIT is expected to expire in 2008 in the U.S., between 2007 and 2011 in countries in the EU and in 2008 in Japan.

•

Sales of VIDEX/VIDEX EC, an antiretroviral agent used in the treatment of HIV, decreased 36% to $174 million in 2005 from 2004, primarily due to generic competition in the U.S., which began in the fourth quarter of 2004. In 2004, VIDEX/VIDEX EC sales increased 3%, including a 6% favorable foreign exchange impact, to $274 million in 2004 from $267 million in 2003 due to increased sales in Europe, partially offset by sale declines in the U.S. The Company has a licensing arrangement with the U.S. Government for VIDEX/VIDEX EC, which by its terms became non-exclusive in 2001. The U.S. Government’s intellectual property protection expires in 2007 in the U.S. (which includes an earned pediatric extension) and in Japan, and between 2006 and 2009 in countries in the EU. The license to the Company is non-exclusive, which has allowed another company to obtain a license from the U.S. Government and receive approval for marketing. With respect to VIDEX/VIDEX EC, the Company has patents covering the reduced mass formulation of VIDEX/VIDEX EC that expire in 2012 in the U.S., the EU and Japan. However, these patents apply only to the type of reduced mass formulation specified in the patent. Other reduced mass formulations may exist. There is currently no issued patent covering the VIDEX EC formulation.

•

BARACLUDE, the Company’s internally developed oral antiviral agent for the treatment of chronic hepatitis B, was approved by the FDA in March 2005, and generated sales of $12 million primarily in the U.S. since its U.S. launch in April 2005. BARACLUDE received approvals from international authorities including China, Mexico, Brazil, Indonesia and Argentina during the second half of 2005. The Company believes that the primary markets for BARACLUDE will be outside the U.S. The Company has a composition of matter patent that expires in the U.S. in 2010.

•

Sales of CEFZIL, an antibiotic for the treatment of mild to moderately severe bacterial infections, decreased 4%, including a 1% favorable foreign exchange impact, to $259 million in 2005 from 2004, primarily due to lower demand. In 2004, CEFZIL sales decreased 17%, including a 2% favorable foreign exchange impact, to $270 million from $327 million in 2003, primarily due to decreased demand in the U.S., partially offset by higher international sales. Market exclusivity expired in December 2005 in the U.S. and is expected to expire between 2007 and 2009 in the EU.

•

Sales of TAXOL® (paclitaxel), an anti-cancer agent sold almost exclusively in the non-U.S. markets, were $747 million in 2005 compared to $991 million in 2004. Sales of TAXOL® (paclitaxel) decreased 25%, including a 1% favorable foreign exchange impact, primarily as a result of increased generic competition in Europe. Generic competition for TAXOL® (paclitaxel) in a majority of the major European markets began in the second quarter of 2004 and increased in the second half of 2004. In 2004, TAXOL® (paclitaxel) sales increased 6%, including a 9% favorable foreign exchange impact, to $991 million from $934 million in 2003, primarily due to generic competition in Europe. Market exclusivity protection for TAXOL® (paclitaxel) expired in 2002 in the U.S., in 2003 in the EU and is expected to expire between 2006 and 2013 in Japan.

•

ERBITUX*, used to treat refractory metastatic colorectal cancer, was approved by the FDA in February 2004. Sales of ERBITUX*, which is sold almost exclusively in the U.S., increased 58% to $413 million in 2005 compared to $261 million in 2004. ERBITUX* is marketed by the Company under a distribution and copromotion agreement with ImClone Systems Incorporated (ImClone). A patent relating to combination therapy with ERBITUX* expires in 2017. The Company’s right to market ERBITUX* in North America and Japan expires in September 2018. The Company does not, but others do, market ERBITUX* in countries in the EU.

•

Sales of PARAPLATIN, an anti-cancer agent, decreased 77% to $157 million in 2005 from 2004 due to generic competition in the U.S. that began in mid-2004 and increased with the entry of multiple generic competitors in the fourth quarter of 2004. U.S. sales of PARAPLATIN decreased 95% to $28 million in 2005 from 2004. In 2004, PARAPLATIN sales decreased 26%, including a 1% favorable foreign exchange impact, to $673 million from $905 million in 2003, primarily due to generic competition in the U.S. Market exclusivity protection for PARAPLATIN expired in October 2004 in the U.S., in 2000 in the EU and in 1998 in Japan.

•

Total revenue for ABILIFY*, an antipsychotic agent for the treatment of schizophrenia, acute bipolar mania and Bipolar Disorder, increased 54% to $912 million in 2005 from 2004, primarily due to demand growth in the U.S. and the continued

growth in Europe, which achieved sales of $140 million in 2005. Estimated U.S. prescription demand grew approximately 42% compared to 2004, partially offset by a reduction in wholesaler inventory levels in 2005. Sales growth in the future could be impacted by a trend involving an overall decrease in the rate of growth in demand for antipsychotic agents in the U.S. In 2004, total revenue for ABILIFY* was $593 million, compared to $283 million in 2003. Total revenue for ABILIFY* primarily consists of alliance revenue representing the Company’s 65% share of net sales in copromotion countries with Otsuka Pharmaceutical Co., Ltd. (Otsuka). Otsuka’s market exclusivity protection for ABILIFY* is expected to expire in 2014 in the U.S. (including the granted patent term extension). The Company also has the right to copromote ABILIFY* in several European countries (the United Kingdom, France, Germany and Spain) and to act as exclusive distributor for the product in the rest of the EU. Market exclusivity protection for ABILIFY* is expected to expire in 2009 for the EU (and may be extended until 2014 if pending supplemental protection certificates are granted). The Company’s contractual right to market ABILIFY* expires in November 2012 in the U.S. and Puerto Rico and, for the countries in the EU where the Company has the exclusive right to market ABILIFY* until June 2014. Statements on exclusivity are subject to any adverse determination that may occur with respect to the ABILIFY* patent reexamination. For additional information on this matter, see “Item 8. Financial Statements—Note 20. Legal Proceedings and Contingencies.” For additional information on revenue recognition of ABILIFY*, see “Item 8. Financial Statements—Note 2. Alliances and Investments.”

•

Sales for the GLUCOPHAGE* franchise decreased 49% to $172 million in 2005, compared to a 65% decrease to $336 million in 2004 from $948 million in 2003. The decrease in sales in both 2005 and 2004 primarily resulted from increased generic competition. Market exclusivity protection expired in March 2000 for GLUCOPHAGE* IR, in October 2003 for GLUCOPHAGE* XR and in January 2004 for GLUCOVANCE*. The Company does not, but others do, market these products in the EU and Japan.

•

Sales of EFFERALGAN, a formulation of acetaminophen for pain relief, increased 3%, including a 1% favorable foreign exchange impact, to $283 million in 2005, primarily due to increased sales in Italy and Spain as a result of a strong flu season in 2005. In 2004, sales increased 12%, including a 12% favorable foreign exchange impact, to $274 million from $244 million in 2003.

The estimated U.S. prescription and U.S. prescription growth data provided above includes information only from the retail and mail order channels and do not reflect information from other channels, such as hospitals, institutions and long-term care, among others. The estimated prescription and prescription growth data are based on National Prescription Audit (NPA) data provided by IMS Health (IMS), a supplier of market research for the pharmaceutical industry, as described below.

In most instances, the basic exclusivity loss date indicated above is the expiration date of the patent that claims the active ingredient of the drug or the method of using the drug for the approved indication. In some instances, the basic exclusivity loss date indicated is the expiration date of the data exclusivity period. In situations where there is only data exclusivity without patent protection, a competitor could seek regulatory approval prior to the expiration of the data exclusivity period by submitting its own clinical trial data to obtain marketing approval. The Company assesses the market exclusivity period for each of its products on a case-by-case basis. The length of market exclusivity for any of the Company’s products is difficult to predict with certainty because of the complex interaction between patent and regulatory forms of exclusivity and other factors. There can be no assurance that a particular product will enjoy market exclusivity for the full period of time that the Company currently anticipates. The estimates of market exclusivities reported above are for business planning purposes only and are not intended to reflect the Company’s legal opinion regarding the strength or weakness of any particular patent or other legal position. For further discussion of market exclusivity protection, including a chart showing net sales of key products together with the year in which basic exclusivity loss occurred or is expected to occur in the U.S., the EU and Japan, see “Item 1. Business—Products” and “—Intellectual Property and Product Exclusivity.”

Estimated End-User Demand

The following tables set forth for each of the Company’s top 15 pharmaceutical products sold by the U.S. Pharmaceuticals business (based on 2004 annual net sales), for the years ended December 31, 2005, 2004 and 2003 compared to the same periods in the prior year: (a) changes in reported U.S. net sales for the period; (b) estimated total U.S. prescription growth for the retail and mail order channels and the estimated U.S. therapeutic category share of the applicable product, calculated by the Company based on NPA data provided by IMS; and (c) estimated total U.S. prescription growth for the retail and mail order channels and the estimated U.S. therapeutic category share of the applicable product, calculated by the Company based on Next-Generation Prescription Services (NGPS) data provided by IMS.

	Year Ended December 31, 2005			Month Ended December 31, 2005
	% Change in U.S. Net Sales (a)	% Change in U.S. Total Prescriptions		Estimated TRx Therapeutic Category Share %(e)
		NPA Data (b)	NGPS Data (c)	NPA Data (b)	NGPS Data (c)
ABILIFY* (total revenue)	35	42	40	11	11
AVAPRO*/AVALIDE*	2	11	12	15	15
CEFZIL	(5)	(10)	(11)	2	2
COUMADIN	(20)	(19)	(20)	21	20
DOVONEX*	(7)	(7)	(8)	3	3
ERBITUX* (d)	58	N/A	N/A	N/A	N/A
GLUCOPHAGE* Franchise	(52)	(63)	(62)	2	2
PARAPLATIN (d)	(95)	N/A	N/A	N/A	N/A
PLAVIX*	14	13	13	86	86
PRAVACHOL	(10)	(17)	(16)	7	7
REYATAZ	33	39	37	31	31
SUSTIVA	11	5	8	24	23
TEQUIN	(17)	(30)	(28)	1	1
VIDEX/VIDEX EC	(73)	(65)	(65)	2	2
ZERIT	(18)	(31)	(30)	7	6

	Year Ended December 31, 2004			Month Ended December 31, 2004
	% Change in U.S. Net Sales (a)	% Change in U.S. Total Prescriptions		Estimated TRx Therapeutic Category Share %(e)
		NPA Data (b)	NGPS Data (c)	NPA Data (b)	NGPS Data (c)
ABILIFY* (total revenue)	98	103	103	9	9
AVAPRO*/AVALIDE*	19	15	18	15	15
CEFZIL	(31)	(30)	(29)	2	2
COUMADIN	(18)	(17)	(21)	27	27
DOVONEX*	11	(7)	(6)	3	3
ERBITUX* (d)	—	N/A	N/A	N/A	N/A
GLUCOPHAGE* Franchise	(66)	(60)	(61)	3	3
PARAPLATIN (d)	(30)	N/A	N/A	N/A	N/A
PLAVIX*	36	24	27	85	85
PRAVACHOL	(12)	(10)	(9)	9	9
REYATAZ	**	**	**	12	12
SUSTIVA	9	4	11	24	23
TEQUIN	(27)	(24)	(23)	2	2
VIDEX/VIDEX EC	(3)	(4)	3	9	9
ZERIT	(32)	(29)	(27)	9	9

	Year Ended December 31, 2003			Month Ended December 31, 2003
	% Change in U.S. Net Sales (a)	% Change in U.S. Total Prescriptions		Estimated TRx Therapeutic Category Share %(e)
		NPA Data (b)	NGPS Data (c)	NPA Data (b)	NGPS Data (c)
ABILIFY* (total revenue)	**	**	***	6	***
AVAPRO*/AVALIDE*	24	15	***	15	***
CEFZIL	14	(4)	***	3	***
COUMADIN	1	(15)	***	33	***
DOVONEX*	—	(5)	***	3	***
ERBITUX* (d)	—	N/A	N/A	N/A	N/A
GLUCOPHAGE* Franchise	22	(16)	***	14	***
PARAPLATIN (d)	26	N/A	N/A	N/A	N/A
PLAVIX*	27	29	***	82	***
PRAVACHOL	22	2	***	12	***
REYATAZ	—	—	***	3	***
SUSTIVA	13	17	***	11	***
TEQUIN	7	(21)	***	2	***
VIDEX/VIDEX EC	(11)	3	***	6	***
ZERIT	(29)	(25)	***	7	***

(a)	Reflects percentage change in net sales in dollar terms, including change in average selling prices and wholesaler buying patterns.
(b)	Based on a simple average of the estimated number of prescriptions in the retail and mail order channels as provided by IMS.
(c)	Based on a weighted average of the estimated number of prescription units (pills) in each of the retail and mail order channels based on data provided by IMS.
(d)

ERBITUX* and PARAPLATIN specifically, and parenterally administered oncology products in general, do not have prescription-level data because physicians do not write prescriptions for these products. The Company believes therapeutic category share information provided by third parties for these products may not be reliable and accordingly, none is presented here.

(e)

The therapeutic categories are determined by the Company as those products considered to be in direct competition with the Company’s own products. The products listed above compete in the following therapeutic categories: ABILIFY* (antipsychotics), AVAPRO*/AVALIDE* (angiotensin receptor blockers), CEFZIL (branded oral solid and liquid antibiotics), COUMADIN (warfarin), DOVONEX* (anti-inflamatory-antipsoriasis), GLUCOPHAGE* Franchise (oral antidiabetics), PLAVIX* (antiplatelet agents), PRAVACHOL (HMG CoA reductase inhibitors), REYATAZ (protease inhibitors), SUSTIVA (antiretrovirals - third agents), TEQUIN (branded oral solid antibiotics), VIDEX/VIDEX EC (nucleoside reverse transcriptase inhibitors) and ZERIT (nucleoside reverse transcriptase inhibitors).

**	In excess of 200%.
***	Data for 2003 are not available, therefore this section is omitted.

The Company has historically reported estimated total U.S. prescription growth and estimated therapeutic category share based on NPA data, which IMS makes available to the public on a subscription basis, and a simple average of the estimated number of prescriptions in the retail and mail order channels. In the third quarter of 2005, the Company began disclosing estimated total U.S. prescription growth and estimated therapeutic category share based on both NPA and NGPS data. NGPS data is collected by IMS under a new, revised methodology and has been released by IMS on a limited basis through a pilot program. IMS has publicly announced it expects to make NGPS data available to the public on a subscription basis in 2007. The Company believes that the NGPS data provided by IMS provides a superior estimate of prescription data for the Company’s products in the retail and mail order channels. The Company has calculated the estimated total U.S. prescription growth and estimated therapeutic category share based on NGPS data on a weighted average basis to reflect the fact that mail order prescriptions include a greater volume of product supplied compared with retail prescriptions. The Company believes that calculation of the estimated total U.S. prescription growth and estimated therapeutic category share based on the NGPS data and the weighted average approach with respect to the retail and mail order channels provides a superior estimate of total prescription demand. The Company now uses this methodology for its internal demand forecasts.

The estimated prescription growth data and estimated therapeutic category share provided above only include information from the retail and mail order channels and do not reflect information from other channels, such as hospitals, institutions and long-term care, among others. The data provided by IMS are a product of IMS’s own record-keeping processes and are themselves estimates based on sampling procedures, subject to the inherent limitations of estimates based on sampling. In addition, the NGPS data is part of a pilot program that is still being refined by IMS.

The Company continuously seeks to improve the quality of its estimates of prescription growth amounts, therapeutic category share percentages and ultimate patient/consumer demand through review of its methodologies and processes for calculation of these estimates and review and analysis of its own and third parties’ data used in such calculations. The Company expects that it will continue to review and refine its methodologies and processes for calculation of these estimates and will continue to review and analyze its own and third parties’ data used in such calculations.

The following table sets forth for each of the Company’s key pharmaceutical products sold by the Company’s International Pharmaceuticals reporting segment, including the top 15 pharmaceutical products sold in the Company’s major non-U.S. countries (based on 2004 net sales), and for each of the key products sold by the other reporting segments listed below, the percentage change in the Company’s estimated ultimate patient/consumer demand for the month of December 2005 compared to the month of September 2005, the month of September 2005 compared to the month of June 2005, and the month of June 2005 compared to the month of March 2005.

	% Change in Demand on a Constant U.S. Dollar Basis
	December 2005 vs. September 2005	September 2005 vs. June 2005	June 2005 vs. March 2005
International Pharmaceuticals
ABILIFY* (total revenue)	19	1	50
AVAPRO*/AVALIDE*	—	(13)	14
BUFFERIN*	24	2	(21)
CAPOTEN	—	(10)	—
DAFALGAN	18	(4)	(17)
EFFERALGAN	(2)	39	(43)
MAXIPIME	8	(13)	(15)
MONOPRIL	4	(26)	(2)
PARAPLATIN	(1)	(4)	2
PERFALGAN	19	(13)	5
PLAVIX*	1	(1)	2
PRAVACHOL	(4)	(16)	7
REYATAZ	2	4	5
SUSTIVA	(1)	(1)	(7)
TAXOL® (paclitaxel)	(4)	(4)	(17)
VIDEX/VIDEX EC	3	(14)	3
ZERIT	(6)	(21)	(5)
Nutritionals
ENFAMIL	—	1	6
NUTRAMIGEN	1	(2)	5
Other Health Care
ConvaTec
Ostomy	7	7	—
Wound Therapeutics	4	(3)	14
Medical Imaging
CARDIOLITE	(7)	(6)	(5)
Consumer Medicines
EXCEDRIN*	N/A	N/A	(13)

Estimated Inventory Months on Hand in the Distribution Channel

The following table sets forth for each of the Company’s top 15 pharmaceutical products sold by the Company’s U.S. Pharmaceuticals business (based on 2004 annual net sales), the U.S. Pharmaceuticals net sales of the applicable product for each of the six quarters ended September 30, 2004 through December 31, 2005, and the estimated number of months on hand of the applicable product in the U.S. wholesaler distribution channel as of the end of each of the six quarters.

	December 31, 2005		September 30, 2005		June 30, 2005
	Net Sales (Dollars in Millions)	Months on Hand	Net Sales (Dollars in Millions)	Months on Hand	Net Sales (Dollars in Millions)	Months on Hand
ABILIFY* (total revenue)	$175	0.6	$214	0.9	$200	0.7
AVAPRO*/AVALIDE*	168	0.6	147	0.5	157	0.6
CEFZIL	46	0.7	27	0.7	30	0.8
COUMADIN	50	0.8	49	0.6	42	0.7
DOVONEX*	33	0.5	31	0.6	36	0.7
ERBITUX*	121	—	106	—	97	—
GLUCOPHAGE* Franchise	29	0.7	38	0.7	44	0.8
PARAPLATIN	5	0.9	9	1.1	(1)	0.8
PLAVIX*	906	0.6	833	0.4	823	0.6
PRAVACHOL	366	0.6	297	0.5	353	0.7
REYATAZ	110	0.5	105	0.6	98	0.8
SUSTIVA	102	0.6	101	0.6	97	0.8
TEQUIN	22	0.9	21	0.9	22	0.8
VIDEX/VIDEX EC	7	0.9	7	1.1	5	1.0
ZERIT	21	0.8	24	0.8	26	0.8

	March 31, 2005		December 31, 2004		September 30, 2004
	Net Sales (Dollars in Millions)	Months on Hand	Net Sales (Dollars in Millions)	Months on Hand	Net Sales (Dollars in Millions)	Months on Hand
ABILIFY* (total revenue)	$161	0.7	$170	0.9	$152	0.6
AVAPRO*/AVALIDE*	102	0.8	154	0.9	148	0.6
CEFZIL	50	0.7	60	1.1	30	0.6
COUMADIN	42	1.0	69	1.0	58	0.9
DOVONEX*	30	0.6	40	0.9	34	0.7
ERBITUX*	87	**	88	0.2	83	0.2
GLUCOPHAGE* Franchise	39	1.0	48	1.1	39	1.0
PARAPLATIN	15	0.9	(12)	1.2	145	1.2
PLAVIX*	673	0.8	816	0.9	781	0.6
PRAVACHOL	258	0.8	433	1.0	318	0.6
REYATAZ	92	0.8	99	0.9	75	0.6
SUSTIVA	103	0.8	103	0.8	95	0.7
TEQUIN	38	0.7	39	0.9	31	0.7
VIDEX/VIDEX EC	10	1.2	25	0.9	27	0.6
ZERIT	26	0.8	31	0.9	34	0.7

**	Less than 0.1 months on hand.

At December 31, 2004, the estimated value of CEFZIL inventory in the U.S. wholesaler distribution channel exceeded one month on hand by approximately $1.6 million. Prescriptions for CEFZIL, an antibiotic, are typically higher in the winter months in the U.S. As a result, the Company’s U.S. wholesalers built higher inventories of the product in the fourth quarter of 2004 to meet that expected higher demand. At March 31, 2005, the Company had worked down U.S. wholesaler inventory levels of CEFZIL to less than one month on hand, and remained at less than one month on hand in subsequent quarters.

At December 31, 2004, the estimated value of GLUCOPHAGE* Franchise products inventory (GLUCOPHAGE* XR, GLUCOPHAGE* IR, GLUCOVANCE* and METAGLIP*) in the U.S. wholesaler distribution channel exceeded one month on hand by approximately $1.6 million. As with all products, the months on hand estimate for the GLUCOPHAGE* Franchise products is an average of months on hand for all stock-keeping units (SKUs) of the product group. The increase in months on hand of the GLUCOPHAGE* Franchise products at the end of the fourth quarter of 2004 to above one month on hand resulted primarily from the purchase by wholesalers of certain SKUs. After giving effect to these purchases, the increased months on hand for these SKUs were less than one month on hand. However, when the increased months on hand for these SKUs were averaged with all SKUs for the GLUCOPHAGE* Franchise products, the aggregate estimated months on hand exceeded one month. At March 31, 2005, the estimated value of GLUCOPHAGE* Franchise products inventory in the U.S. wholesaler distribution channel had been worked down to approximately one month on hand, and has been worked down to, and remained at, less than one month on hand in subsequent quarters.

In October 2004, the U.S. pediatric exclusivity period for PARAPLATIN (carboplatin) expired. The resulting entry of multiple generic competitors for PARAPLATIN led to a significant decrease in demand for PARAPLATIN, which in turn led to the months on hand of the product in the U.S. wholesaler distribution channel exceeding one month at September 30, 2004, December 31, 2004 and September 30, 2005. The estimated value of PARAPLATIN inventory in the U.S. wholesaler distribution channel over one month on hand was approximately $6.6 million at September 30, 2004, $6.0 million at December 31, 2004 and $0.7 million at September 30, 2005. During this time, the Company continued to monitor PARAPLATIN sales with the intention of working down wholesaler inventory levels to less than one month on hand, and by December 31, 2005, the Company had worked down U.S. wholesaler inventory levels of PARAPLATIN to less than one month on hand.

At March 31 and September 30, 2005, the estimated value of VIDEX/VIDEX EC inventory in the U.S. wholesaler distribution channel exceeded one month on hand by approximately $1.1 million and $0.2 million, respectively. As a result of generic competition in the U.S. commencing in the fourth quarter of 2004, demand for VIDEX/VIDEX EC decreased significantly. During this time, the Company continued to monitor VIDEX/VIDEX EC sales with the intention of working down wholesaler inventory levels to less than one month on hand, and by December 31, 2005, the Company had worked down U.S. wholesaler inventory levels of VIDEX/VIDEX EC to less than one month on hand.

        For all products other than ERBITUX*, the Company determines the above months on hand estimates by dividing the estimated amount of the product in the U.S. wholesaler distribution channel by the estimated amount of out-movement of the product from the U.S. wholesaler distribution channel over a period of 31 days, all calculated as described below. Factors that may influence the Company’s estimates include generic competition, seasonality of products, wholesaler purchases in light of increases in wholesaler list prices, new product launches, new warehouse openings by wholesalers and new customer stockings by wholesalers. In addition, such estimates are calculated using third party data, which represent their own record-keeping processes and as such, may also reflect estimates.

The Company maintains inventory management agreements (IMAs) with most of its U.S. pharmaceutical wholesalers, which account for nearly 100% of total gross sales of U.S. pharmaceutical products. Under the current terms of the IMAs, the Company’s three largest wholesaler customers provide the Company with weekly information with respect to inventory levels of product on hand and the amount of out-movement of products. These three wholesalers currently account for over 90% of total gross sales of U.S. pharmaceutical products. The inventory information received from these wholesalers excludes inventory held by intermediaries to whom they sell, such as retailers and hospitals, and excludes goods in transit to such wholesalers. The Company uses the information provided by these three wholesalers as of the Friday closest to quarter end to calculate the amount of inventory on hand for these wholesalers at the applicable quarter end. This amount is then increased by the Company’s estimate of goods in transit to these wholesalers as of the applicable Friday, which have not been reflected in the weekly data provided by the wholesalers. Under the Company’s revenue recognition policy, sales are recorded when substantially all the risks and rewards of ownership are transferred, which in the U.S. Pharmaceutical business is generally when product is shipped. In such cases, goods in transit to a wholesaler are owned by the applicable wholesaler and, accordingly, are reflected in the calculation of inventories in the wholesaler distribution channel. The Company estimates the amount of goods in transit by using information provided by these wholesalers with respect to their open orders as of the applicable Friday and the Company’s records of sales to these wholesalers with respect to such open orders. The Company determines the out-movement of a product from these wholesalers over a period of 31 days by using the most recent four weeks of out-movement of a product as provided by these wholesalers and extrapolating such amount to a 31 day basis. The Company estimates inventory levels on hand and out-movements for its U.S. Pharmaceutical business’s wholesaler customers other than the three largest wholesalers for each product based on the assumption that such amounts bear the same relationship to the three largest wholesalers’ inventory levels and out-movements for such product as the percentage of aggregate sales for all products to these other wholesalers in the applicable quarter bears to aggregate sales for all products to the Company’s three largest wholesalers in such quarter. Finally, the Company considers whether any adjustments are necessary to these extrapolated amounts based on such factors as historical sales of individual products made to such other wholesalers and third-party market research data related to prescription trends and patient demand. In addition, the Company receives inventory information from these other wholesalers on a selective basis for certain key products.

The Company’s U.S. pharmaceuticals business, through the IMAs discussed above, has arrangements with substantially all of its direct wholesaler customers that allow the Company to monitor U.S. wholesaler inventory levels and require those wholesalers to maintain inventory levels at approximately one month or less of their demand. In the second and third quarters of 2005, the Company negotiated amendments to its IMAs with its three largest wholesalers. The amendments extended the original agreements through December 31, 2005 and established lower limits than the original agreements for inventory levels of Company pharmaceutical products held by the wholesalers. In December 2005, the Company reached two year IMAs in principle with its three largest U.S. wholesalers, which provide the same lower limits of wholesaler inventory levels as the IMA extensions previously negotiated.

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

As previously disclosed, for the Company’s Pharmaceuticals business outside of the United States, Nutritionals and Other Health Care business units around the world, the Company has significantly more direct customers, limited information on direct customer product level inventory and corresponding out–movement information and the reliability of third party demand information, where available, varies widely. Accordingly, the Company relies on a variety of methods to estimate direct customer product level inventory and to calculate months on hand for these business units.

The following table, which was posted on the Company’s website and furnished on Form 8-K, sets forth for each of the Company’s key products sold by the reporting segments listed below, the net sales of the applicable product for each of the four quarters ended March 31, 2005 through December 31, 2005, and the estimated number of months on hand of the applicable product in the direct customer distribution channel for the reporting segment as of the end of each of the four quarters. The estimates of months on hand for key products described below for the International Pharmaceuticals reporting segment are based on data collected for all of the Company’s significant business units outside of the United States. Also described further below is information on non-key product(s) where the amount of inventory on hand at direct customers is more than approximately one month and the impact is not de minimis. For the other reporting segments, estimates are based on data collected for the United States and all significant business units outside of the United States.

	December 31, 2005		September 30, 2005
	Net Sales (Dollars in Millions)	Months on Hand	Net Sales (Dollars in Millions)	Months on Hand
International Pharmaceuticals
ABILIFY* (total revenue)	$49	0.6	$46	0.8
AVAPRO*/AVALIDE*	109	0.6	104	0.5
BUFFERIN*	36	0.7	31	0.6
CAPOTEN	38	0.8	38	0.9
DAFALGAN	34	1.2	34	1.3
EFFERALGAN	74	1.0	66	1.1
MAXIPIME	48	0.8	40	0.7
MONOPRIL	43	0.9	48	1.0
PARAPLATIN	33	0.8	33	0.6
PERFALGAN	43	0.6	38	0.7
PLAVIX*	155	0.6	147	0.6
PRAVACHOL	218	0.8	230	0.8
REYATAZ	78	0.6	71	0.9
SUSTIVA	68	0.6	69	0.6
TAXOL® (paclitaxel)	176	0.8	171	0.5
VIDEX/VIDEX EC	34	0.9	34	0.9
ZERIT	26	0.7	27	0.7
Nutritionals
ENFAMIL	277	1.0	230	0.9
NUTRAMIGEN	48	1.1	44	1.1
Other Health Care
ConvaTec
Ostomy	145	1.0	139	0.9
Wound Therapeutics	112	0.9	104	0.8
Medical Imaging
CARDIOLITE	100	1.0	106	0.8
Consumer Medicines
EXCEDRIN*	N/A	N/A	29	N/A

	June 30, 2005		March 31, 2005
	Net Sales (Dollars in Millions)	Months on Hand	Net Sales (Dollars in Millions)	Months on Hand
International Pharmaceuticals
ABILIFY* (total revenue)	$40	0.6	$27	0.6
AVAPRO*/AVALIDE*	101	0.4	94	0.4
BUFFERIN*	32	1.0	26	0.5
CAPOTEN	42	0.8	42	0.8
DAFALGAN	33	0.8	40	1.3
EFFERALGAN	55	0.5	88	0.9
MAXIPIME	52	0.8	46	0.7
MONOPRIL	52	0.7	56	0.6
PARAPLATIN	34	0.6	29	0.6
PERFALGAN	42	0.6	42	0.5
PLAVIX*	145	0.5	141	0.7
PRAVACHOL	272	0.7	262	0.7
REYATAZ	85	0.8	57	0.6
SUSTIVA	70	0.6	70	0.5
TAXOL® (paclitaxel)	182	0.5	201	0.5
VIDEX/VIDEX EC	38	0.9	39	0.8
ZERIT	33	0.6	33	0.6
Nutritionals
ENFAMIL	250	0.9	235	0.9
NUTRAMIGEN	47	1.0	44	1.0
Other Health Care
ConvaTec
Ostomy	139	0.9	127	0.9
Wound Therapeutics	103	0.8	97	0.8
Medical Imaging
CARDIOLITE	108	0.7	102	0.7
Consumer Medicines
EXCEDRIN*	39	1.5	38	1.6

The above months on hand information represents the Company’s estimates of aggregate product level inventory on hand at direct customers divided by the expected demand for the applicable product. Expected demand is the estimated ultimate patient/consumer demand calculated based on estimated end-user consumption or direct customer out-movement data over the most recent 31 day period or other reasonable period. Factors that may affect the Company’s estimates include generic competition, seasonality of products, direct customer purchases in light of price increases, new product launches, new warehouse openings by direct customers, new customer stockings by direct customers and expected direct customer purchases for governmental bidding situations.

The Company relies on a variety of methods to calculate months on hand for these reporting segments. Where available, the Company relies on information provided by third parties to determine estimates of aggregate product level inventory on hand at direct customers and expected demand. For the reporting segments listed above, however, the Company has limited information on direct customer product level inventory, end-user consumption and direct customer out-movement data. Further, the quality of third party information, where available, varies widely. In some circumstances, such as the case with new products or seasonal products, such historical end-user consumption or out-movement information may not be available or applicable. In such cases, the Company uses estimated prospective demand. In cases where direct customer product level inventory, ultimate patient/consumer demand or out-movement data do not exist or are otherwise not available, the Company has developed a variety of other methodologies to calculate estimates of such data, including using such factors as historical sales made to direct customers and third party market research data related to prescription trends and end-user demand.

As of December 31, 2005, September 30, 2005 and March 31, 2005, DAFALGAN, an analgesic product sold principally in Europe, had approximately 1.2, 1.3 and 1.3 months of inventory on hand, respectively, at direct customers. The level of inventory on hand is due primarily to private pharmacists purchasing DAFALGAN approximately once every eight weeks and the seasonality of the product.

As of September 30, 2005, EFFERALGAN, an analgesic product sold principally in Europe, had approximately 1.1 months of inventory on hand, at direct customers. The level of inventory on hand is due primarily to private pharmacists purchasing EFFERALGAN approximately once every eight weeks and the seasonality of the product.

As of December 31, 2005 and September 30, 2005, NUTRAMIGEN and PROSOBEE, infant nutritional products sold principally in the United States, had approximately 1.1 months of inventory on hand at direct customers. The level of inventory on hand at the end of December 2005 is due primarily to holiday stocking by retailers and at the end of September 2005 is due primarily to the impact of retailers holding higher levels of inventory in response to Hurricane Katrina. The Company plans to continue to monitor sales of NUTRAMIGEN and PROSOBEE with the intention of working down wholesaler inventory levels to less than one month on hand.

As of June 30, 2005 and March 31, 2005, EXCEDRIN*, an analgesic product sold principally in the U.S., had approximately 1.5 months and 1.6 months, respectively, of inventory on hand at direct customers. The level of inventory on hand is due to the customary practice of direct customers holding within their warehouses and stores one and one-half to two months of product on hand. Inventory on hand and percentage change in demand data as of and for the month of September 30, 2005, respectively, is not available for EXCEDRIN*, which was included in the third quarter 2005 sale of the Company’s Consumer Medicines business.

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

HEALTH CARE GROUP

Nutritionals

The composition of the change in Nutritional sales is as follows:

		Analysis of % Change
	Total Change	Volume	Price	Foreign Exchange
2005 vs. 2004	10%	7%	2%	1%
2004 vs. 2003	(1)%	(7)%	6%	—

Key Nutritional product lines and their sales, representing 95%, 94% and 84% of total Nutritional sales in 2005, 2004 and 2003, respectively, are as follows:

(Dollars in Millions)	2005	2004	2003	% Change
				2005 to 2004	2004 to 2003
Infant Formulas	$1,576	$1,405	$1,284	12%	9%
ENFAMIL	992	859	808	15%	6%
Toddler/Children’s Nutritionals	529	468	421	13%	11%

Worldwide Nutritional sales increased 10%, including a 1% favorable foreign exchange impact and a 2% unfavorable impact from the divestiture of the Adult Nutritional business, to $2,205 million in 2005 from 2004. In 2004, Worldwide Nutritional sales were $2,001 million, a decrease of 1%, including a 10% unfavorable impact from the divestiture of the Adult Nutritional business, from $2,023 million in 2003. In the first quarter of 2004, the Company divested its Adult Nutritional business.

International sales increased 12%, including a 2% favorable foreign exchange impact and a 1% unfavorable impact from the divestiture of the Adult Nutritional business, to $1,135 million in 2005 from 2004, primarily due to increased sales of ENFAMIL, ENFAGROW and toddler and children’s nutritional products. In 2004, international sales increased 11%, including a 4% unfavorable impact from the divestiture of the Adult Nutritional business, to $1,010 million from $910 million in 2003, primarily due to the increased sales of infant formula and children’s nutritional products.

U.S. sales increased 8%, including a 3% unfavorable impact from the divestiture of the Adult Nutritional business, to $1,070 million in 2005 from 2004, primarily due to increased sales of ENFAMIL. In 2004, U.S. sales decreased 11%, including a 14% unfavorable impact from the divestiture of the Adult Nutritional business, to $991 million from $1,113 million in 2003.

Sales of ENFAMIL, the Company’s best-selling infant formula, increased 15%, including a 1% favorable foreign exchange impact, to $992 million in 2005 from 2004, primarily due to strong sales growth and the launch of ENFAMIL GENTLEASE LIPIL infant formula in August 2005. In 2004, ENFAMIL sales increased 6%, including a 1% favorable foreign exchange impact, to $859 million from $808 million in 2003, primarily due to an increase in international sales.

Other Health Care

The Other Health Care segment includes ConvaTec and the Medical Imaging business. The composition of the change in Other Health Care segment sales is as follows:

	Total Change	Analysis of % Change
		Volume	Price	Foreign Exchange
2005 vs. 2004	(4)%	(4)%	(1)%	1%
2004 vs. 2003	13%	7%	1%	5%

Other Health Care sales by business and their key products for the years ended December 31, were as follows:

(Dollars in Millions)	2005	2004	2003	% Change
				2005 to 2004	2004 to 2003
ConvaTec	$992	$954	$843	4%	13%
Ostomy	550	551	512	—	8%
Wound Therapeutics	416	391	319	6%	23%
Medical Imaging	602	589	508	2%	16%
CARDIOLITE	416	406	324	2%	25%
Consumer Medicines	154	272	254	(43)%	7%

•

Worldwide ConvaTec sales increased 4%, including a 1% favorable foreign exchange impact, to $992 million in 2005 from 2004, primarily due to the increase in worldwide sales of wound therapeutic products. Sales of wound therapeutic products increased 6%, including a 1% favorable foreign exchange impact, to $416 million in 2005 from $391 million in 2004, primarily due to increased sales of AQUACEL. Ostomy sales remained constant at $550 million in 2005, including a 1% favorable foreign exchange impact. In 2004, ConvaTec sales increased 13%, including an 8% favorable foreign exchange impact, to $954 million from $843 million in 2003, primarily due to a 23% increase in worldwide sales of wound therapeutic products.

•

Worldwide Medical Imaging sales increased 2% to $602 million in 2005 from 2004. Sales of CARDIOLITE (Kit for the Preparation of Technetium Tc99m Sestamibi for Injection) increased 2% to $416 million in 2005 from $406 million in 2004, primarily due to increased demand. In 2004, Medical Imaging sales increased 16%, including a 1% favorable foreign exchange impact, to $589 million from $508 million, driven by increased sales of CARDIOLITE. This increase was partially due to a change in the timing of revenue recognition as a result of new distribution agreements entered into in January 2004.

Geographic Areas

In general, the Company’s products are available in most countries in the world. The largest markets are in the United States, France, Japan, Spain, Canada, Italy, Germany and Mexico. The Company’s sales by geographic areas were as follows:

(Dollars in Millions)				% Change
	2005	2004	2003	2005 to 2004	2004 to 2003
United States	$10,461	$10,613	$10,656	(1)%	—
% of Total	54%	55%	57%
Europe, Middle East and Africa	5,136	5,470	4,985	(6)%	10%
% of Total	27%	28%	27%
Other Western Hemisphere	1,592	1,425	1,333	12%	7%
% of Total	8%	7%	7%
Pacific	2,018	1,872	1,679	8%	11%
% of Total	11%	10%	9%

Total	$19,207	$19,380	$18,653	(1)%	4%

        Sales in the United States decreased 1% in 2005, as a result of lower sales of PARAPLATIN and the GLUCOPHAGE* franchise due to the continuing impact of earlier exclusivity losses, and PRAVACHOL, due to lower demand resulting from increased competition. This decrease in sales was mostly offset by increased sales of growth drivers including PLAVIX*, ABILIFY*, ERBITUX* and REYATAZ, and strong sales growth of ENFAMIL. In 2004, sales in the United States remained constant with growth in prescription demand for key brands including PLAVIX*, AVAPRO*/AVALIDE*, and SUSTIVA, and newer products including ABILIFY*, REYATAZ, and ERBITUX*, offset by lower sales of other products as a result of exclusivity losses for MONOPRIL, PARAPLATIN, and the GLUCOPHAGE* franchise.

Sales in Europe, Middle East and Africa decreased 6%, including a 1% favorable foreign exchange impact, as a result of sales decline of TAXOL® (paclitaxel), due to increased generic competition, and PRAVACHOL, due to exclusivity loss in select markets, including the UK and the Netherlands. This decrease in sales was partially offset by increased sales in major European markets of

REYATAZ and ABILIFY*, which were both launched in Europe in the second quarter of 2004. In 2004, sales increased 10%, including an 11% favorable foreign exchange impact, as a result of sales decline of PRAVACHOL, due to exclusivity loss in select markets, including Germany and the UK, and TAXOL® (paclitaxel), where generic competition in a majority of the major European markets began in the second quarter of 2004. This decrease in sales was mostly offset by increased sales of PLAVIX* in Germany and Spain, AVAPRO*/AVALIDE* in Italy and Spain, and SUSTIVA in the majority of the major markets.

Sales in the Other Western Hemisphere countries increased 12%, including a 7% favorable foreign exchange impact, primarily due to increased sales of PLAVIX* in Canada and Mexico, REYATAZ in Brazil and Canada, and AVAPRO*/AVALIDE* in Canada. In 2004, sales increased 7%, including a 2% favorable foreign exchange impact, primarily due to increased sales of PLAVIX* and AVAPRO*/AVALIDE* in Canada.

Sales in the Pacific region increased 8%, as a result of increased sales of TAXOL® (paclitaxel) in Japan, and ENFAGROW and ENFAMIL in China. In 2004, sales increased 11%, including a 5% favorable foreign exchange impact, as a result of increased sales of TAXOL® (paclitaxel) and PARAPLATIN in Japan, and PLAVIX* and AVAPRO*/AVALIDE* in Australia.

Expenses

(Dollars in Millions)	2005	2004	2003	% Change
				2005 to 2004	2004 to 2003
Cost of products sold	$5,928	$5,989	$5,406	(1)%	11%
% of net sales	30.9%	30.9%	29.0%
Marketing, selling and administrative	$5,106	$5,016	$4,620	2%	9%
% of net sales	26.6%	25.9%	24.7%
Advertising and product promotion	$1,476	$1,411	$1,415	5%	—
% of net sales	7.7%	7.3%	7.6%
Research and development	$2,746	$2,500	$2,279	10%	10%
% of net sales	14.3%	12.9%	12.2%
Acquired in-process research and development	$—	$63	$—	(100)%	—
% of net sales	—	0.3%	—
Provision for restructuring, net	$32	$104	$26	(69)%	**
% of net sales	0.1%	0.5%	0.1%
Litigation charges, net	$269	$420	$199	(36)%	111%
% of net sales	1.4%	2.2%	1.1%
Gain on sale of business	$(569)	$(320)	$—	(78)%	—
% of net sales	(3.0)%	(1.7)%	—
Equity in net income of affiliates	$(334)	$(273)	$(151)	(22)%	(81)%
% of net sales	(1.7)%	(1.4)%	(0.8)%
Other expense, net	$37	$52	$179	(29)%	(71)%
% of net sales	0.2%	0.3%	1.0%
Total Expenses, net	$14,691	$14,962	$13,973	(2)%	7%
% of net sales	76.5%	77.2%	74.9%

**	Change is in excess if 200%

•

Cost of products sold, as a percentage of sales, were 30.9% in 2005 and 2004, and 29.0% in 2003. In 2005, the unfavorable impact on gross margins resulting from the change in the U.S. pharmaceutical sales mix was offset by $76 million of net litigation charges recorded in 2004. In 2004, the increase over 2003 was due to the unfavorable impact of U.S. pharmaceutical sales mix due to the impact of generic competition in the U.S. for the GLUCHOPHAGE* franchise and PARAPLATIN, and the launch of lower margin ERBITUX*, partially offset by sales growth of ABILIFY*, REYATAZ and PLAVIX*. Gross margins in 2004 were also negatively impacted by $76 million of net litigation charges and higher accelerated depreciation charges compared with 2003.

•

Marketing, selling and administrative expenses, as a percentage of sales, were 26.6% in 2005, 25.9% in 2004, and 24.7% in 2003. In 2005, marketing, selling and administrative expenses increased 2% to $5,106 million from 2004, primarily due to higher legal costs and higher pension expenses, reflecting increased amortization of unrecognized net losses as well as change in actuarial assumptions, partially offset by lower sales force expenses resulting from a focus on specialists and high value primary care physicians. Marketing, selling and administrative expenses increased 9% to $5,016 million in 2004 from $4,620 million in 2003, primarily due to increased sales and marketing support for newer products, including additional sales representatives supporting ABILIFY*. In addition, the increase was also related to costs associated with the compliance with the Sarbanes-Oxley Act of 2002 and unfavorable foreign exchange driven by the strengthening of the euro.

•

Advertising and product promotion expenditures increased 5% to $1,476 million as compared to 2004, primarily due to increased investments in direct-to-consumer marketing campaigns for PLAVIX* and ABILIFY*, increased costs associated with pre-launch activities for ORENCIA and the launch of BARACLUDE, partially offset by lower spending on mature products. In 2004, advertising and promotion expenses remained relatively constant at $1,411 million as compared to $1,415 million in 2003, with increased investments in ABILIFY*, REYATAZ and PLAVIX* offset by lower spending on in-line and non-exclusive products.

•

The Company’s investment in research and development totaled $2,746 million in 2005, an increase of 10% over 2004 and an increase in 2004 of 10% over 2003. As a percentage of sales, research and development expenses were 14.3% in 2005 compared with 12.9% in 2004 and 12.2% in 2003. In 2005, the increase in research and development expenses reflects continued investments in late-stage compounds. Research and development costs also included $72 million of charges primarily related to milestone payments for licensing agreements in 2005, $58 million of charges consisting primarily of upfront and milestone payments in 2004 and $102 million of charges related to the upfront payments for licensing agreements in 2003. In 2005, research and development spending dedicated to pharmaceutical products increased to 16.5% of Pharmaceuticals sales compared with 14.7% in 2004 and 14.0% in 2003.

•

Acquired in-process research and development of $63 million in 2004 was related to the purchase of Acordis, a UK-based company that is expected to strengthen the Company’s leadership position in wound therapeutics. For additional information on the acquisition, see “Item 8. Financial Statements—Note 4. Acquisitions and Divestitures.”

•

Restructuring programs have been implemented to downsize, realign and streamline operations in order to increase productivity, reduce operating expenses and to rationalize the Company’s manufacturing network, research facilities, and the sales and marketing organizations. Actions under the 2005 restructuring program are expected to be complete by 2006 while actions under the 2004 and 2003 restructuring programs were substantially completed at December 31, 2005. As a result of these actions, the Company expects the future annual benefit to earnings from continuing operations before minority interest and income taxes to be approximately $77 million, $186 million and $64 million for the 2005, 2004 and 2003 programs, respectively. For additional information on restructuring, see “Item 8. Financial Statements—Note 3. Restructuring.”

•

Litigation charges, net of settlement income, were $269 million in 2005, compared to $420 million in 2004 and $199 million in 2003. The $269 million charge in 2005 consisted of increases to the reserves of $590 million for liabilities primarily related to private litigations and governmental investigations and partially offset by insurance recoveries of $321 million. The $420 million in 2004 consisted of $336 million related to private litigation and governmental investigations related to wholesaler inventory issues and accounting matters, $50 million related to the PLATINOL litigation settlement and $34 million related to pharmaceutical pricing and sales practices. In 2003, the Company established reserves for liabilities in the total amount of $250 million, comprised of $150 million in relation to wholesaler inventory issues and certain other accounting matters, and $100 million in relation to pharmaceutical pricing and sales and marketing practices. In addition, the Company recorded charges of $31 million for other litigation matters and recognized income of $82 million. The $82 million of income consists primarily of $30 million of income for patent defense cost reimbursement, $27 million in litigation settlement income and $21 million from the settlement of anti-trust litigation involving vitamin manufacturers. For additional information on litigation, see “Item 8. Financial Statements—Note 20. Legal Proceedings and Contingencies.”

•

The gain on sale of business of $569 million ($370 million net of tax) in 2005 was related to the sale of the U.S. and Canadian Consumer Medicines business and related assets. The gain on sale of business of $320 million ($198 million net of tax) in 2004 was related to the sale of the Adult Nutritional business. For additional information on these transactions, see “Item 8. Financial Statements—Note 4. Acquisitions and Divestitures.”

•

Equity in net income of affiliates for 2005 was $334 million, compared with $273 million and $151 million in 2004 and 2003, respectively. Equity in net income of affiliates is principally related to the Company’s joint venture with Sanofi and investment in ImClone. In 2005, the $61 million increase in equity in net income of affiliates from 2004 primarily reflects an increase in net income in the Sanofi joint venture, partially offset by a net loss from the investment in ImClone. The $122 million increase in 2004 from 2003 primarily reflects an increase in net income in the Sanofi joint venture. For additional information on equity in net income of affiliates, see “Item 8. Financial Statements—Note 2. Alliances and Investments.”

•

Other expenses, net of income, were $37 million, $52 million and $179 million in 2005, 2004 and 2003, respectively. Other expenses include net interest expense, foreign exchange gains and losses, income from third-party contract manufacturing, royalty income and expense, deferred income and debt retirement costs. The $15 million decrease in other expenses in 2005 from 2004 was primarily due to deferred income recognized from the termination of the collaborative agreement for muraglitazar, partially offset by debt retirement costs in connection with the repurchase of the $2.5 billion Notes due 2006 and higher net foreign exchange losses. The favorability in 2004 compared to 2003 was primarily due to higher income from third-party contract manufacturing, lower net interest expense and lower net foreign exchange losses. For additional information, see “Item 8. Financial Statements—Note 7. Other Expense, Net.”

During the years ended December 31, 2005, 2004 and 2003, the Company recorded several (income)/expense items that affected the comparability of results of the periods presented herein, which are set forth in the following table. For a discussion of these items, see “Item 8. Financial Statements—Note 2. Alliances and Investments,” “—Note 3. Restructuring and Other Items,” “—Note 4. Acquisitions and Divestitures,” “—Note 5. Discontinued Operations” and “—Note 20. Legal Proceedings and Contingencies.”

Year ended December 31, 2005

(Dollars in Millions)	Cost of products sold	Research and development	Provision for restructuring	Gain on sale of business	Litigation settlement expense / (income)	Other (income) / expense, net	Total
Litigation Matters
Private litigations and governmental investigations	$—	$—	$—	$—	$558	$—	$558
Pharmaceutical pricing and sales litigation	—	—	—	—	12	—	12
ERISA liability and other matters	—	—	—	—	20	—	20
Insurance recoveries	—	—	—	—	(321)	—	(321)

	—	—	—	—	269	—	269
Other:
Gain on sale of equity investment	—	—	—	—	—	(27)	(27)
Loss on sale of fixed assets	—	—	—	—	—	18	18
Accelerated depreciation and asset impairment	96	14	—	—	—	—	110
Gain on sale of Consumer Medicines businesses	—	—	—	(569)	—	—	(569)
Upfront and milestone payments	—	44	—	—	—	—	44
Debt retirement costs	—	—	—	—	—	69	69
Downsizing and streamlining of worldwide operations	1	14	32	—	—	—	47
Termination of muraglitazar agreement	5	—	—	—	—	(143)	(138)

	$102	$72	$32	$(569)	$269	$(83)	(177)

Income taxes on items above							126
Adjustment to taxes on repatriation of foreign earnings							(135)

Increase to Net Earnings from Continuing Operations							$(186)

Year ended December 31, 2004

(Dollars in Millions)	Cost of products sold	Research and development	Acquired in-process research and development	Gain on sale of business	Provision for restructuring and other items, net	Litigation settlement expense / (income)	Other expense, net	Total
Litigation Matters:
Private litigation and governmental investigations	$—	$—	$—	$—	$—	$336	$—	$336
Product liability	75	—	—	—	—	—	11	86
Pharmaceutical pricing and sales litigation	—	—	—	—	—	34	—	34
Commercial litigation	26	—	—	—	—	—	—	26
Anti-trust litigation	—	—	—	—	—	50	—	50
Product liability insurance recovery	(25)	—	—	—	—	—	—	(25)

	76	—	—	—	—	420	11	507
Other:
Gain on sale of Adult Nutritional business	—	—	—	(320)	—	—	—	(320)
Accelerated depreciation	100	3	—	—	—	—	4	107
Downsizing and streamlining of worldwide operations	1	—	—	—	104	—	—	105
Upfront and milestone payments	—	55	—	—	—	—	—	55
Acordis IPR&D write-off	—	—	63	—	—	—	—	63

	$177	$58	$63	$(320)	$104	$420	$15	517

Income taxes on items above								(130)

Deferred taxes in anticipation of repatriation of foreign earnings								575

Other tax adjustments								10

Reduction to Net Earnings from Continuing Operations								$972

Year ended December 31, 2003

(Dollars in Millions)	Cost of products sold	Research and development	Provision for restructuring and other items, net	Litigation settlement expense / (income)	Total
Litigation Matters:
Private litigation and governmental investigations	$—	$—	$—	$150	$150
Product liability	—	—	—	15	15
Pharmaceutical pricing and sales litigation	—	—	—	100	100
Litigation settlement income	—	—	—	(66)	(66)

	—	—	—	199	199
Other:
Upfront payments for licensing agreements	—	102	—	—	102
Accelerated depreciation and asset impairment charges	64	—	—	—	64
Termination benefits and other exit costs	—	—	53	—	53
Relocation and retention	3	—	13	—	16
Change in estimates	—	—	(40)	—	(40)

	$67	$102	$26	$199	394

Income taxes on items above					(36)

Reduction to Net Earnings from Continuing Operations					$358

Earnings Before Minority Interest and Income Taxes

	Earnings From Continuing Operations Before Minority Interest and Income Taxes			% Change
(Dollars in Millions)	2005	2004	2003	2005 to 2004	2004 to 2003
Pharmaceuticals	$3,698	$4,301	$4,414	(14)%	(3)%
Nutritionals	648	586	542	11%	8%
Other Health Care	492	529	363	(7)%	46%

Total segments	4,838	5,416	5,319	(11)%	2%
Corporate/Other	(322)	(998)	(639)	68%	(56)%

Total	$4,516	$4,418	$4,680	2%	(6)%

In 2005, earnings from continuing operations before minority interest and income taxes increased 2% to $4,516 million from $4,418 million in 2004. The increase was primarily a result of growth in the Nutritionals segment and the net impact of items that affected the comparability of results as discussed above, partially offset by lower sales and gross margin of pharmaceutical products, primarily due to exclusivity losses and increased spending on research and development, primarily for late-stage pharmaceutical compounds.

In 2004, earnings from continuing operations before minority interest and income taxes decreased 6% to $4,418 million from $4,680 million in 2003. Contributing to the decrease in 2004 were increases in costs of products sold as a result of a change in product mix, products losing exclusivity, increased investment in research and development, and the net impact of items that affected the comparability of results as discussed above, partially offset by growth in the Other Health Care segment and higher international sales.

Pharmaceuticals

        Earnings before minority interest and income taxes in 2005 were $3,698 million. The decrease in 2005 from 2004 was primarily due to lower sales and gross margin, primarily due to exclusivity losses, higher advertising and product promotion investments behind growth drivers and increased spending on research and development. Earnings before minority interest and income taxes of $4,301 million in 2004 decreased from $4,414 million in 2003 primarily driven by gross margin erosion due to generic competition and product mix, additional sales representatives supporting ABILIFY*, increased spending on research and development, higher non-clinical grants and litigation settlement income in 2003, partially offset by higher sales.

HEALTH CARE GROUP

Nutritionals

Earnings before minority interest and income taxes in 2005 were $648 million. The increase in 2005 from 2004 was primarily due to increased worldwide sales of infant formula products and international sales of toddler and children’s nutritional products, partially offset by increased investments in advertising and product promotion, and research and development programs. Earnings before minority interest and income taxes increased to $586 million in 2004 from $542 million in 2003, primarily due to increased global infant formula sales, a price increase in the infant formula line, favorable manufacturing variances and tight operating expense management.

Other Health Care

Earnings before minority interest and income taxes in 2005 were $492 million. The decrease in 2005 from 2004 was primarily due to the sale of the U.S. and Canadian Consumer Medicines business and related assets in the third quarter of 2005 and higher spending on research and development, partially offset by sales growth in the ConvaTec and Medical Imaging businesses. Earnings before minority interest and income taxes in the Other Health Care segment increased to $529 million in 2004 from $363 million in 2003, primarily due to sales growth in the ConvaTec and Medical Imaging businesses, in addition to favorable pricing and product mix.

Corporate/Other

Earnings/(loss) before minority interest and income taxes in 2005 were a loss of $322 million. The decrease in 2005 from 2004 was primarily due to the increase on the gain on the sales of businesses/product lines, deferred income recognized from the termination of the collaborative agreement for muraglitazar and a reduction of litigation charges, net. Earnings/(loss) before minority interest and income taxes increased to $998 million in 2004 from $639 million in 2003, primarily due to an increase in litigation charges, net; unfavorable foreign exchange driven by the strengthening of the euro; higher pension expenses, reflecting increased amortization of unrecognized net losses as well change in actuarial assumptions; an increase in downsizing and streamlining of worldwide operations; and an acquired in-process research and development charge in 2004. These increases were partially offset by the increase on the gain on the sale of businesses/product lines.

Income Taxes

The effective income tax rate on earnings from continuing operations before minority interest and income taxes was 20.6% in 2005 compared with 34.4% in 2004 and 25.8% in 2003. The lower effective tax rate in 2005 is due primarily to a 2004 charge of approximately $575 million for estimated deferred income taxes related to the repatriation of approximately $9 billion in special dividends from the Company’s non-U.S. subsidiaries pursuant to the American Jobs Creation Act of 2004 (AJCA), a 2004 charge related to the establishment of a valuation allowance against certain charitable contributions, a tax benefit in 2005 associated with the release of certain tax contingency reserves resulting from the settlement of examinations by the Internal Revenue Service (IRS) for the years 1998 through 2001, and a change in estimate in 2005 related to the reduction of the aforementioned 2004 AJCA deferred income tax charge, partially offset by lower estimated foreign tax credits in 2005. The increase in the 2004 effective tax rate over the 2003 effective tax rate was primarily attributable to the aforementioned 2004 AJCA deferred tax charge of $575 million, the aforementioned establishment of a valuation allowance against certain charitable contributions in 2004, an increase in estimates for contingent tax matters, partially offset by the favorable resolution of certain tax refund claims, increased foreign tax credits, and in 2003, the effect of certain litigation reserves as non-deductible.

In the fourth quarter of 2004, the Company disclosed that it anticipated repatriating approximately $9 billion in special dividends in 2005 and recorded a $575 million provision for deferred income taxes pursuant to the AJCA as enacted and other pending matters. The Company repatriated approximately $6.2 billion from foreign subsidiaries in the first quarter of 2005 and repatriated the remaining balance of approximately $2.8 billion in the fourth quarter of 2005. The Company expects that approximately all of the $9 billion repatriated in 2005 will qualify as special dividends subject to finalization of its 2005 U.S. federal income tax return and any related tax examinations by the IRS. The Company has used and expects to continue to use the special dividends in accordance with requirements established by the AJCA and the U.S. Treasury Department. During the second quarter of 2005, the U.S. Treasury Department issued AJCA related guidance clarifying that the “gross-up” for foreign taxes associated with the special dividends also qualifies for the 5.25% tax rate established by the AJCA. As a result of this guidance, the Company reduced the $575 million provision by recording a benefit of approximately $135 million in its tax provision for 2005. Except for earnings associated with the special dividends discussed above, U.S. income taxes have not been provided on the balance of unremitted earnings of non-U.S. subsidiaries, since the Company has invested or expects to invest such earnings permanently offshore.

        The Company has recorded significant deferred tax assets related to U.S. foreign tax credit carryforwards of approximately $975 million and U.S. research tax credit carryforwards of approximately $120 million, which expire in varying amounts beginning in 2012. Realization of the foreign tax credit and research tax credit carryforwards is dependent on generating sufficient domestic-sourced taxable income prior to their expiration. Although realization is not assured, management believes it is more likely than not that these deferred tax assets will be realized. The Company anticipates increasing its level of domestic profitability over time by undertaking actions such as increasing its biologics manufacturing capacity in the U.S. While increasing domestic profitability will likely cause the Company’s effective tax rate to increase, it will also further enhance the Company’s ability to utilize its foreign tax credit and research tax credit carryforwards. The amount of foreign tax credit and research tax credit carryforwards considered realizable, however, could be reduced in the near term if the outcome of the PLAVIX* litigation in the U.S. is unfavorable, and/or if the timing of generic competition for PLAVIX* were to be accelerated. If such events occur, the Company may need to record significant additional valuation allowances against these deferred tax assets. For additional information on PLAVIX* litigation, see “Item 1A. Risk Factors” and “Item 8. Financial Statements—Note 20. Legal Proceedings and Contingencies.”

Discontinued Operations

In May 2005, the Company completed the sale of OTN to One Equity Partners LLC for cash proceeds of $197 million, including the impact of a preliminary working capital adjustment. The Company recorded a pre-tax gain of $63 million ($13 million net of tax) that was presented as a gain on sale of discontinued operations in the consolidated statement of earnings. OTN was previously presented as a separate segment. For further discussions of OTN, see “Item 8. Financial Statements—Note 5. Discontinued Operations.”

The following amounts related to the OTN business have been segregated from continuing operations and are reflected as discontinued operations for all periods presented:

(Dollars in Millions)	Year ended December 31,
	2005	2004	2003
Net sales	$1,015	$2,506	$2,241
(Loss)/earnings before income taxes	(8)	15	14
Net (loss)/earnings from discontinued operations	(5)	10	9

Developments

On March 1, 2006, the FDA approved ERBITUX* for use in the treatment of squamous cell carcinoma of the head and neck. As a result of the FDA approval, the Company will pay a $250 million milestone payment to ImClone by March 31, 2006.

On February 27, 2006, the FDA approved EMSAM*, a transdermal patch treatment of adults with major depressive disorder, for use without dietary modifications at the lowest dose of 6mg./24 hour.

In January 2006, the FDA accepted for review a supplemental New Drug Application (sNDA) for PLAVIX* for treatment of patients with acute ST-segment elevation myocardial infarction (STEMI). The FDA has designated the filing for priority review. Sanofi-Aventis and the Company have also submitted a filing to the EMEA for a STEMI indication in the European Union.

In January 2006, the Company and Gilead Sciences, Inc. (Gilead) announced they have obtained data supporting bioequivalence of a new formulation of the fixed-dose combination of the Company’s SUSTIVA and Gilead’s TRUVADA* (emtricitabine and tenofovir disoproxil fumarate) with the components that make up the new combination. The new fixed-dose regimen is intended for the treatment of HIV-1 infection in adults. Gilead and the Company anticipate submitting an NDA to the FDA in the second quarter of 2006.

In December 2005, the Company completed the submission to the FDA of the NDA for dasatinib to treat chronic myelogenous leukemia (CML) in chronic, accelerated or blast phases, as well as Philadelphia chromosome-positive (Ph+) acute lymphoblastic leukemia (ALL). The NDA seeks approval of dasatinib, an investigational multi-targeted kinase inhibitor, to treat adult chronic myelogenous leukemia. On March 7, 2006, the NDA was accepted and granted priority review for accelerated approval. In January 2006, the Company also submitted an MAA for dasatinib to the EMEA.

In December 2005, the FDA approved ORENCIA and it became commercially available in the U.S. in February 2006. In January 2006, the Company completed submission of the sBLA to the FDA for the licensure of a third-party manufacturing facility to support increased production capacity for ORENCIA.

In December 2005, Exelixis, Inc., (Exelixis) and the Company entered into a collaboration agreement to discover, develop and commercialize novel therapies targeted against the Liver X Receptor (LXR), a nuclear hormone receptor implicated in a variety of cardiovascular and metabolic disorders. Under the collaboration, the companies will jointly identify drug candidates that are ready for Investigational New Drug Application-enabling studies. The Company will undertake further preclinical development and would be responsible for clinical development, regulatory, manufacturing and sales/marketing activities for such compounds. Terms of the agreement include an upfront payment from the Company of approximately $18 million to Exelixis and will provide research and development funding of approximately $10 million per year for an initial period of two years. Exelixis also may receive pre-specified development and regulatory milestones totaling approximately $140 million per product for up to two products from the collaboration, as well as sales milestones and royalties on sales of products commercialized under the collaboration. The agreement received statutory clearance and became effective on January 31, 2006.

In October 2005, the FDA issued an approvable letter for muraglitazar requesting additional information from ongoing clinical trials to more fully address the cardiovascular safety profile of the product. The Company, while continuing discussions with the FDA, has determined that it will likely have to initiate additional new trials to gain regulatory approval and is considering a range of options, including conducting such additional studies or terminating further developments of muraglitazar. The additional studies could take approximately five years to complete. In December 2005, the Company and Merck terminated their collaboration agreement for muraglitazar with all rights returning to the Company as of December 21, 2005. As a result of the termination of the agreement, the Company recognized $143 million of deferred income in the fourth quarter of 2005, which was recorded in “Other expense, net.” The Company has a composition of matter patent which expires in the United States in 2020.

        In the third quarter of 2005, the Company completed the sale of its U.S. and Canadian Consumer Medicines business and related assets (Consumer Medicines) to Novartis AG (Novartis). Under the terms of the agreement, Novartis acquired the trademarks, patents and intellectual property rights of Consumer Medicines for $661 million in cash, of which $15 million is attributable to a post-closing supply arrangement between the Company and Novartis. The related assets include the rights to the U.S. Consumer Medicines brands in Latin America, Europe, the Middle East and Africa. As a result of this transaction, the Company recorded a pre-tax gain of $569 million ($370 million net of tax) in the third quarter of 2005, subject to certain post-closing adjustments.

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

In March 2005, the Company received approval from the FDA for BARACLUDE, an oral antiviral agent for the treatment of chronic hepatitis B. The drug became available in the U.S. in April 2005. The composition of matter patent covering BARACLUDE expires in the U.S. in October 2010, but may be eligible for statutory patent term extension beyond that date. In the second half of 2005, the Company received approvals for BARACLUDE from international authorities including China, Mexico, Brazil, Indonesia and Argentina.

Financial Position, Liquidity and Capital Resources

Cash, cash equivalents and marketable securities totaled approximately $5.8 billion at December 31, 2005, compared to $7.5 billion at December 31, 2004. The Company continues to maintain a sufficient level of working capital, which was approximately $5.4 billion at December 31, 2005, increasing from $5.0 billion at December 31, 2004. In 2006 and future periods, the Company expects cash generated by its U.S. operations, together with existing cash and borrowings from the capital markets, to sufficiently cover cash needs for working capital, capital expenditures (which the Company expects to include substantial investments in facilities to increase and maintain the Company’s capacity to provide biologics on a commercial scale), milestone payments and dividends paid in the United States. Cash and cash equivalents, marketable securities, the conversion of other working-capital items and borrowings are expected to fund near-term operations.

In the fourth quarter of 2004, the Company disclosed that it anticipated repatriating approximately $9 billion in special dividends in 2005 and recorded a $575 million provision for deferred income taxes pursuant to the AJCA as enacted and other pending matters. The Company repatriated approximately $6.2 billion from foreign subsidiaries in the first quarter of 2005 and repatriated the remaining balance of approximately $2.8 billion in the fourth quarter of 2005. The Company expects that approximately all of the $9 billion repatriated in 2005 will qualify as special dividends subject to finalization of its 2005 U.S. federal income tax return and any related tax examinations by the IRS. The Company has used and expects to continue to use the special dividends in accordance with requirements established by the AJCA and the U.S. Treasury Department. During the second quarter of 2005, the U.S. Treasury Department issued AJCA related guidance clarifying that the “gross-up” for foreign taxes associated with the special dividends also qualifies for the 5.25% tax rate established by the AJCA. As a result of this guidance, the Company reduced the $575 million provision by recording a benefit of approximately $135 million in its tax provision for 2005. Except for earnings associated with the special dividends discussed above, U.S. income taxes have not been provided on the balance of unremitted earnings of non-U.S. subsidiaries, since the Company has invested or expects to invest such earnings permanently offshore.

Cash and cash equivalents at December 31, 2005 primarily consisted of U.S. dollar denominated bank deposits with an original maturity of three months or less. Marketable securities at December 31, 2005 primarily consisted of U.S. dollar denominated floating rate instruments with an ‘AAA/Aaa’ credit rating. Due to the nature of these instruments, the Company considers it reasonable to expect that their fair market values will not be significantly impacted by a change in interest rates, and that they can be liquidated for cash at short notice. The average interest yield on cash and cash equivalents was 4.1% and 2.3% at December 31, 2005 and 2004, respectively, while interest yields on marketable securities averaged 4.4% and 2.5%, respectively.

Short-term borrowings at the end of 2005 and 2004 were $231 million and $1,883 million, respectively, with the reduction of these borrowings due primarily to the retirement of commercial paper. The Company maintains cash balances and short-term investments in excess of short-term borrowings.

Long-term debt at December 31, 2005 was denominated primarily in U.S. dollars but also included Japanese yen debt of $166 million. Long-term debt was $8.4 billion at December 31, 2005 compared to $8.5 billion at December 31, 2004. In August 2005, a wholly-owned subsidiary of the Company entered into a new $2.5 billion term loan facility with a syndicate of lenders. Borrowings under this facility are guaranteed by the Company, the subsidiaries of the borrower and by certain European subsidiaries of the Company. This facility contains a five-year tranche of up to $2.0 billion and a two-year tranche of up to $500 million. The Company is subject to substantially the same covenants as those included in its December 2004 Revolving Credit facility. The Company is also subject to further restrictions, including certain financial covenants. Prior to borrowing any proceeds against the facility, the Company obtained a waiver from the lenders for a covenant default under this facility due to a one-time intercompany distribution. At December 31, 2005, this facility was fully drawn and the Company was in full compliance with all covenants.

        During the second quarter of 2005, the Company repurchased all of its outstanding $2.5 billion aggregate principal amount 4.75% Notes due 2006, and incurred an aggregate pre-tax loss of approximately $69 million in connection with the early redemption of the Notes and termination of related interest rate swaps.

In December 2004, the Company replaced its prior $1 billion revolving credit facilities with a new $2 billion five year revolving credit facility from a syndicate of lenders, which is extendable on the anniversary date with the consent of the lenders. The availability of the facility is subject to the Company’s ability at the time of borrowing to meet certain conditions, including a financial covenant in which net debt to capital cannot exceed 50%. This facility does not contain a material adverse change representation in the Company’s business as a condition to borrowing. There were no borrowings outstanding under this revolving credit facility at December 31, 2005 and 2004. The Company has been in compliance with this covenant since the inception of the new facility, and as of December 31, 2005 and 2005, the Company had a ratio of consolidated net debt to consolidated capital of 14%. Changes in public credit ratings will not affect the availability of the credit facility. The Company also had unused short-term lines of credit with foreign banks of $198 million and $158 million at December 31, 2005 and 2004, respectively.

A majority of the Company’s debt is fixed rate. The Company, however, has entered into fixed to floating interest rate swaps for $3.4 billion of its long-term debt. Interest expense, net of interest swap gains, was $349 million, $310 million, and $277 million, in 2005, 2004 and 2003, respectively. The increase in interest expense in 2005 from 2004 was primarily due to higher interest rates; the increase in 2004 over 2003 was primarily due to increased short-term borrowings and higher interest rates.

The Moody’s Investors Service (Moody’s) long-term and short-term credit ratings for the Company are currently A1 and Prime-1, respectively. After the Company’s long-term debt rating being under review for downgrade by Moody’s, on February 15, 2006, Moody’s affirmed the A1 long-term rating. The Company’s Prime-1 short-term rating was not under review. The long-term rating retains a negative outlook. Standard & Poor’s (S&P) long-term and short-term credit ratings for the Company are currently A+ and A-1, respectively. S&P’s long-term credit rating remains on negative outlook. Fitch Ratings (Fitch) long-term and short-term credit rating for the Company are currently A+ and F1, respectively. In September 2005, Fitch’s long-term credit rating on the Company was changed from negative to stable outlook.

The following is a discussion of working capital and cash flow activities:

(Dollars in Millions)	December 31,
	2005	2004
Working Capital	$5,393	$4,958

(Dollars in Millions)	Year Ended December 31,
	2005	2004	2003
Cash flow provided by/(used in):
Operating activities	$1,836	$3,176	$3,512
Investing activities	1,191	(1,622)	(2,419)
Financing activities	(3,637)	(463)	(1,031)

•

The increase in working capital of $435 million from 2004 was primarily due to: reduction in income taxes payable resulting from payments related to the repatriation of special dividends under the AJCA; lower unrealized losses from derivatives resulting from the weakening of the euro; lower accrued liability for product liability, rebates and returns partially offset by lower receivables resulting from collection of foreign withholding taxes and lower sales volume; higher reserves for litigation matters; and higher inventories due to increased demand of newer products and existing key brands.

•

Net cash provided by operating activities was $1.8 billion in 2005, $3.2 billion in 2004 and $3.5 billion in 2003. The decreases in both 2005 and 2004 are mainly attributable to lower earnings and higher usage of working capital. The significant changes in operating assets and liabilities from 2005 and 2004 are: a $762 million decrease in income tax payable primarily related to the settlement of examinations by the Internal Revenue Service for the years 1998 through 2001 and benefits arising from the resolution of certain tax contingencies; a $626 million decrease in accounts payable and accrued expenses primarily due to vendor payments prior to the sale of the OTN business and lower accrued rebates and returns; a $204 million decrease in litigation settlement payments compared to 2004 and $307 million of insurance recoveries in 2005; a $237 million increase in inventories due to the growth of newer products and in anticipation of new product launches; a $231 million decrease in other liabilities primarily due to milestone receipts for the muraglitazar compound in 2004; and a $1,095 million decrease in receivables primarily due to lower sales volume and foreign withholding taxes. The significant changes in operating assets and liabilities between 2004 and 2003 are: a $350 million decrease in deferred revenue due to the workdown of consignment inventory in 2003; a $260 million increase in inventory primarily due to the introduction of new products including REYATAZ and ERBITUX*, higher demand for key brands including PLAVIX*, AVAPRO*/AVALIDE* and SUSTIVA and a $146 million decrease in accounts payable and accrued expenses including advertising and promotion, deferred revenue for ABILIFY*and milestone payments.

•

Net cash provided by investing activities was $1.2 billion in 2005 compared to net cash used of $1.6 billion in 2004 and $2.4 billion in 2003. The $2,813 million increase in 2005 is attributable to the sale of marketable securities in 2005, proceeds from sale of the Consumer Medicines business for $646 million in 2005 and a one time $250 million milestone payment to ImClone in 2004. The decrease in net cash used in investing activities in 2004 is mainly attributable to lower purchases in marketable securities, $364 million cash proceeds from the sale of the Company’s Adult Nutritional business and $261 million of lower capital spending, partially offset by a milestone payment of $250 million to ImClone, a $150 million payment for the Acordis acquisition and increased purchases of trademarks, patents and licenses.

•

Net cash used in financing activities was $3.6 billion in 2005, $0.5 billion in 2004 and $1.0 billion in 2003. The $3,174 million increase in 2005 was mainly attributable to the retirement of commercial paper, and the repurchase of all of the Company’s outstanding $2.5 billion aggregate principal amount 4.75% Notes due 2006, partially offset by $2.5 billion borrowings against its new term loan facility. The decrease in 2004 from 2003 was mainly attributable to an increase in short-term borrowings in 2004 partially offset by the proceeds received from the issuance of convertible debt in 2003.

Cash provided from operations and borrowings were primarily used over the past three years to pay dividends of approximately $6.5 billion. The Company has also invested approximately $2.4 billion over the past three years in capital expansion to improve plant efficiency and maintain superior research facilities.

Over the past three years, the Company did not repurchase any of its common stock. The total shares acquired since the share repurchase program’s inception is 372 million shares. The share repurchase program authorizes the Company to purchase common stock from time to time in the open market or through private transactions as market conditions permit. This program is intended to reduce the increase in shares outstanding from option exercises and to obtain shares for general corporate purposes.

Dividends declared per common share were $1.12 for each of 2005, 2004 and 2003. In December 2005, the Company declared a quarterly dividend of $.28 per common share and indicated a dividend for the full year 2006 of $1.12 per share. Dividend decisions are made on a quarterly basis by the Company’s Board of Directors.

The Company’s financial condition and liquidity could be affected by obligations to make milestone or other one-time payments and by the outcome of pending litigations and investigations, including the challenge to the PLAVIX* patent. For more information, see “Item 1. Business—Strategic Alliances and Arrangements,” “Item 8. Financial Statements—Note 2. Alliances and Investments” and “—Note 20. Legal Proceedings and Contingencies.”

Contractual Obligations

Payments due by period for the Company’s contractual obligations at December 31, 2005, are as follows:

	Obligations Expiring by Period
(Dollars in Millions)	Total	2006	2007	2008	2009	2010	Later Years
Short-term borrowings	$231	$231	$—	$—	$—	$—	$—
Long-term debt(1)	8,364	—	504	1,715	3	2,030	4,112
Operating leases	475	129	105	81	58	34	68
Purchase obligations	2,035	486	368	404	389	275	113
Stand-by letters of credit/performance guarantees	74	32	40	—	—	—	2
Pension and other liabilities	1,259	251	219	205	195	187	202

Total	$12,438	$1,129	$1,236	$2,405	$645	$2,526	$4,497

(1)

2006 long-term debt obligations are included in short-term borrowings on the Company’s consolidated balance sheet at December 31, 2005 and all balances approximate the outstanding nominal long-term debt values. The contractual obligations table above excludes interest payment obligations. The Company’s convertible debenture is included as due for payment in 2008, as it contains a 2008 put and call feature.

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

For a discussion of contractual obligations, reference is made to “Item 8. Financial Statements—Note 14. Short-Term Borrowings and Long-Term Debt,” “—Note 16. Financial Instruments,” “—Note 18. Leases” and “—Note 19. Pension and Other Postretirement Benefit Plans.”

SEC Consent Order and Deferred Prosecution Agreement

As previously disclosed, on August 4, 2004, the Company entered into a final settlement with the SEC, concluding an investigation concerning certain wholesaler inventory and accounting matters. The settlement was reached through a Consent Order (Consent), a copy of which was attached as Exhibit 10 to the Company’s quarterly report on Form 10-Q for the period ended September 30, 2004.

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

Further, the Company agreed in the Consent to retain an “Independent Adviser” through the date that the Company’s Form 10-K for the year ended 2005 is filed with the SEC. The Independent Adviser continues to serve as the Independent Monitor under the Deferred Prosecution Agreement (DPA) discussed below. The Consent defines certain powers and responsibilities of the Independent Adviser. The Consent includes a process for the Independent Adviser to make recommendations regarding the Company’s compliance with applicable federal securities laws and corporate obligations. The Company has agreed in the Consent to adopt the Independent Adviser’s recommendations regarding compliance with applicable federal securities laws and corporate obligations.

As previously disclosed, on June 15, 2005, the Company entered into a DPA with the United States Attorney’s Office (USAO) for the District of New Jersey resolving the investigation by the USAO of the Company relating to wholesaler inventory and various accounting matters covered by the Company’s settlement with the SEC. Pursuant to the DPA, the USAO filed a criminal complaint against the Company alleging conspiracy to commit securities fraud, but will defer prosecution of the Company and dismiss the complaint after two years if the Company satisfies all of the requirements of the DPA. A copy of the DPA was filed as Exhibit 99.2 to a Form 8-K filed by the Company on June 16, 2005 and is incorporated by reference hereto as Exhibit 10w.

Under the DPA, among other things, the Company has agreed to include in its Forms 10-Q and 10-K filed with the SEC and in its annual report to shareholders the following information: (a) estimated wholesaler/direct customer inventory levels of the top fifteen (15) products sold by the U.S. Pharmaceuticals business; (b) for major non-U.S. countries, estimated aggregate wholesaler/direct-customer inventory levels of the top fifteen (15) pharmaceutical products sold in such countries taken as a whole measured by aggregate annual sales in such countries; (c) arrangements with and policies concerning wholesaler/direct customers and other distributors for these products, including efforts by the Company to control and monitor wholesaler/distributor inventory levels; and (d) data concerning prescriptions or other measures of end-user demand for these products. Pursuant to the DPA, the Company also will include in such filings and reports information on acquisition, divestiture, and restructuring reserve policies and activity, and rebate accrual policies and activity.

The Company also agreed to implement remedial measures already undertaken or mandated in the Consent and in the settlements of the derivative litigation and the federal securities class action relating to wholesaler inventory and various accounting matters. In addition, the Company agreed to undertake additional remedial actions, corporate reforms and other actions, including: (a) appointing an additional non-executive Director acceptable to the USAO; (b) establishing and maintaining a training and education program on topics that include corporate citizenship and financial reporting obligations; (c) making an additional $300 million payment into the shareholder compensation fund established in connection with the Consent; (d) not engaging in or attempting to engage in any criminal conduct as that term is defined in the DPA; (e) continuing to cooperate with the USAO, including with respect to the ongoing investigation regarding individual current and former employees of the Company; and (f) retaining an Irdependent Monitor. Also as part of the DPA, the Board of Directors separated the roles of Chairman and Chief Executive Officer of the Company and on June 15, 2005, elected a Non-Executive Chairman.

The Independent Monitor, who also serves as the Independent Adviser pursuant to the Consent, has defined powers and responsibilities under the DPA, including the responsibility to oversee at least through April 2007, the Company’s compliance with all of the terms of the DPA, the Consent and the settlements of the derivative action and the federal securities class action. The Monitor has the authority to require the Company to take any steps he believes necessary to comply with the terms of the DPA and the Company is required to adopt all recommendations made by the Monitor, unless the Company objects to the recommendation and the USAO agrees that adoption of the recommendation should not be required. In addition, the Independent Monitor will report to the USAO, on at least a quarterly basis, as to the Company’s compliance with the DPA and the implementation and effectiveness of the internal controls, financial reporting, disclosure processes and related compliance functions of the Company.

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

The Company maintains inventory management agreements (IMAs) with most of its U.S. pharmaceutical wholesalers that account for nearly 100% of total gross sales of U.S. pharmaceutical products. Under the current terms of the IMAs, the Company’s three largest wholesaler customers provide the Company with weekly information with respect to months on hand product level inventories and the amount of out-movement of products. These three wholesalers currently account for over 90% of total gross sales of U.S. pharmaceutical products. The inventory information received from these wholesalers, together with the Company’s internal information, is used to estimate months on hand product level inventories at these wholesalers. The Company estimates months on hand product inventory levels for its U.S. Pharmaceutical business’s wholesaler customers other than the three largest wholesalers by extrapolating from the months on hand calculated for three largest wholesalers. The Company considers whether any adjustments are necessary to these extrapolated amounts based on such factors as historical sales of individual products made to such other wholesalers and third-party market research data related to prescription trends and patient demand. In contrast, for the Company’s Pharmaceutical business outside of the United States, Nutritionals and Other Health Care business units around the world, the Company has significantly more direct customers, limited information on direct customer product level inventory and corresponding out-movement information and the reliability of third party demand information, where available, varies widely. Accordingly, the Company relies on a variety of methods to estimate months on hand product level inventories for these business units.

The Company discloses for each of its top fifteen (15) pharmaceutical products sold by the U.S. Pharmaceutical business (based on 2004 net sales) the amount of net sales and the estimated number of months on hand in the U.S. wholesaler distribution channel as of the end of the immediately preceding quarter and as of the end of the applicable quarter in its quarterly and annual reports on Forms 10-Q and 10-K. The Company discloses corresponding information for the top fifteen (15) pharmaceutical products sold within its major non-U.S. countries, as described above. For all other business units, the Company will continue to disclose on a quarterly basis the key product level inventories. The information required to estimate months on hand product level inventories in the direct customer distribution for the non-U.S. Pharmaceutical businesses is not available prior to the filing of the quarterly report on Form 10-Q for an applicable quarter. Accordingly, the Company discloses this information on its website approximately 60 days after the end of the applicable quarter, and in the Company’s Form 10-Q for the following quarter. In addition to the foregoing quarterly disclosure, the Company includes all the foregoing information for all business units for each quarter in its Annual Report on Form 10-K. For non-key products, if the inventory at direct customers exceeds approximately one month on hand, the Company will disclose the estimated months on hand for such product(s), except where the impact on the Company is de minimis.

The Company has enhanced and will continue to enhance its methods to estimate months on hand product inventory levels for the U.S. Pharmaceutical business and for the non-U.S. Pharmaceutical businesses around the world, taking into account the complexities described above. The Company also has taken and will continue to take steps to expedite the receipt and processing of data for the non-U.S. Pharmaceutical businesses.

The Company believes the above-described procedures provide a reasonable basis to ensure compliance with both the Consent Order and the DPA and provides sufficient information to comply with disclosure requirements of both.

Recently Issued Accounting Standards

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, Accounting Changes and Error Corrections, which replaces Accounting Principles Board (APB) Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. This pronouncement applies to all voluntary changes in accounting principle and revises the requirements for accounting for and reporting a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle, unless it is impracticable to do so. This pronouncement also requires that a change in the method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of SFAS No. 154. The adoption of this accounting pronouncement is not expected to have a material effect on the consolidated financial statements.

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (FIN 47). FIN 47 clarifies that an entity must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. Asset retirement obligations covered by FIN 47 are those for which an entity has a legal obligation to perform an asset retirement activity, even if the timing and method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of this accounting pronouncement did not have a material effect on the consolidated financial statements.

In December 2004, the FASB issued revised SFAS No. 123 (SFAS No. 123R), Share-Based Payment. This standard eliminates the ability to account for share-based compensation transactions using the intrinsic value-based method under APB Opinion No. 25, Accounting for Stock Issued to Employees, and requires instead that such transactions be accounted for using a fair-value-based method. In April 2005, the SEC delayed the effective date of SFAS No. 123R to financial statements issued for the first annual period beginning after June 15, 2005. The Company will adopt SFAS No. 123R on January 1, 2006 using the prospective transition method. As a result of the provisions in SFAS 123R and Staff Accounting Bulletin (SAB) No. 107, the Company estimates that the compensation charges related to share-based compensation for 2006 to be on a pre-tax basis between $135 million and $145 million which includes $80 million to $85 million of stock option expense due to the adoption of this standard. On an after tax basis, the compensation charges related to share-based compensation for 2006 are estimated to be between $85 million and $91 million and the stock option expense due to the adoption of this standard included in these after tax amounts is $50 million to $54 million. However, the assessment of the estimated compensation charges is affected by the Company’s stock price as well as a number of complex and subjective variables and the related tax impacts. These variables include, but are not limited to, the volatility of the Company’s stock price and employee stock exercise behaviors. See “Item 8. Financial Statements—Note 1. Accounting Policies —Stock Compensation Plans.”

In December 2004, the FASB issued final staff position (FSP) No. 109-1, Application of SFAS No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004. The FSP provides that the deduction on qualified production activities will be treated as a “special deduction” as described in SFAS No. 109, Accounting for Income Taxes. Accordingly, the tax effect of this deduction will be reported as a component of the Company’s current tax provision and will not have an effect on deferred tax assets and liabilities. The Department of the Treasury recently issued Proposed Tax Regulations with respect to the Deduction on Qualified Production Activities. The Company is evaluating the impact of the Proposed Tax Regulations and the FSP on its income tax provision and results of operations. See “Item 8. Financial Statements—Note 1. Accounting Policies—Income Taxes.”

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets. The provisions of this Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 and should be applied prospectively. The Statement eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. The adoption of this accounting pronouncement did not have a material effect on the consolidated financial statements.

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

In June 2004, the FASB issued FSP No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Medicare Act). The Medicare Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. FSP No. 106-2 requires that the effects of the new law be accounted for under SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. The Company adopted FSP No. 106-2 in the third quarter of 2004, retroactive to January 1, 2004. There was a reduction in net periodic benefit cost for other benefits of $8 million for 2004, based on the re-measurement of the accumulated postretirement benefit obligation as of January 1, 2004. The effect of the adoption of FSP No. 106-2 was not material to the Company’s consolidated financial statements. See “Item 8. Financial Statements—Note 19. Pension and Other Postretirement Benefit Plans.”

In March 2004, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 03-06, Participating Securities and the Two-Class Method Under FAS 128, which requires the use of the two-class method of computing earnings per share for those enterprises with participating securities or multiple classes of common stock. The consensus is effective for fiscal periods beginning after March 31, 2004. The adoption of EITF No. 03-06 did not have a material effect on the consolidated financial statements.

In December 2003, the FASB revised Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 (as revised) apply immediately to variable interest entities created after January 31, 2003 and to existing entities in the first fiscal year or interim period ending after March 15, 2004. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of this accounting pronouncement did not have a material effect on the consolidated financial statements.

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

In previous years, certain transactions with the Company’s U.S. pharmaceutical wholesalers were accounted for using the consignment model. In the case of sales made to wholesalers (1) as a result of incentives, (2) in excess of the wholesaler’s ordinary course of business inventory level, (3) at a time when there was an understanding, agreement, course of dealing or consistent business practice that the Company would extend incentives based on levels of excess inventory in connection with future purchases, and (4) at a time when such incentives would cover substantially all, and vary directly with, the wholesaler’s cost of carrying inventory in excess of the wholesaler’s ordinary course of business inventory level, substantially all the risks and rewards of ownership do not transfer upon shipment, and accordingly, such sales should be accounted for using the consignment model. The determination of when, if at all, sales to a wholesaler meet the foregoing criteria involves evaluation of a variety of factors and a number of complex judgments. Under the consignment model, the Company does not recognize revenue upon shipment of product. Rather, upon shipment of product the Company invoices the wholesaler, records deferred revenue at gross invoice sales price, and classifies the inventory held by the wholesalers as consignment inventory at the Company’s cost of such inventory. The Company recognizes revenue (net of the gross to net sales adjustments discussed below, all of which involve significant estimates and judgments) when the consignment inventory is no longer subject to incentive arrangements, but not later than when such inventory is sold through to the wholesalers’ customers, on a first-in first-out (FIFO) basis.

In the case of new products for which the product introduction is not an extension of an existing line of product or where the Company determines that there are not products in a similar therapeutic category, or where the Company determines the new product has dissimilar characteristics with existing products, such that the Company cannot reliably estimate expected returns of the new product, the Company defers recognition of revenue until the right of return no longer exists or until the Company has developed sufficient historical experience to estimate sales returns.

For discussions on revenue recognition, see “Item 8. Financial Statements—Note 1. Accounting Policies—Revenue Recognition,” “—Sales Rebate and Return Accruals.”

Gross to Net Sales Adjustments

The Company has the following significant categories of gross to net sales adjustments that impact the Company’s three reportable segments: prime vendor charge-backs, WIC rebates, managed health care rebates and other contract discounts, Medicaid rebates, cash discounts, sales returns, and other adjustments, all of which involve significant estimates and judgments and require the Company to use information from external sources. The Company accounts for these gross to net sales adjustments in accordance with EITF Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products), and SFAS No. 48, Revenue Recognition When Right of Return Exists, as applicable. See “—Net Sales” section above for reconciliations of the Company’s gross sales to net sales by each significant category of gross-to-net sales adjustments.

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

WIC rebates

The Company’s U.S. Nutritionals business participates on a competitive bidding basis in nutrition programs sponsored by states, tribal governments, the Commonwealth of Puerto Rico and the U.S. territories for Women, Infants, and Children (WIC). Under these programs, the Company reimburses these entities for the difference between wholesaler list price and the contract price on eligible products. The Company accounts for WIC rebates by establishing an accrual in an amount equal to the Company’s estimate of WIC rebate claims attributable to a sale. The Company determines its estimate of the WIC rebate accrual primarily based on historical experience regarding WIC rebates and current contract prices under the WIC programs. The Company considers levels of inventory in the distribution channel, new WIC contracts, terminated WIC contracts, changes in existing WIC contracts, and WIC participation and adjusts the accrual periodically throughout each quarter to reflect actual experience.

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

Sales returns

The Company accounts for sales returns in accordance with SFAS No. 48 by establishing an accrual in an amount equal to the Company’s estimate of sales recorded for which the related products are expected to be returned. In 2005, 2004 and 2003, provision for sales returns were $164 million, $276 million and $348 million, respectively, or 1%, 1% and 2%, respectively, of gross sales.

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

The Company considers the level of inventory in the distribution channel and determines whether it believes an adjustment to the sales return accrual is appropriate. For example, if levels of inventory in the distribution channel increase, the Company analyzes the reasons for the increase. If the reasons indicate that sales returns will be larger than expected, the Company adjusts the sales return accrual, taking into account historical experience, the Company’s returned goods policy and the shelf life of the Company’s products, which ranges, on average, from approximately 12 to 48 months. In situations where the Company is aware of products in the distribution channel nearing their expiration date, the Company analyzes the situation. If the analysis indicates that sales returns will be larger than expected, the Company adjusts the sales return accrual, taking into account historical experience, the Company’s returned goods policy, and levels of inventory in the distribution channel.

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

Other adjustments

In addition to the significant gross to net sales adjustments described above, the Company makes other gross to net sales adjustments. For example, the Company offers sales discounts, most significantly in its non-U.S. businesses, and also offers consumer coupons and rebates, most significantly in its U.S. Nutritionals and Pharmaceuticals businesses. In addition, in a number of countries outside the U.S., including major European countries, the Company provides rebates to government entities. The Company generally accounts for these other gross to net adjustments by establishing an accrual in an amount equal to the Company’s estimate of the adjustments attributable to a sale. The Company generally determines its estimates of the accruals for these other gross to net sales adjustments primarily based on historical experience, performance on commitments to government entities and other relevant factors, including levels of inventory in the distribution channel in some cases, and adjusts the accruals periodically throughout each quarter to reflect actual experience.

Use of Information from External Sources

The Company uses information from external sources to estimate its significant gross to net sales adjustments. The Company’s estimates of inventory at the wholesalers and deferred revenue on consigned inventory are based on the projected prescription demand-based sales for its products and historical inventory experience, as well as the Company’s analysis of third-party information, including written and oral information obtained from certain wholesalers with respect to their inventory levels and sell-through to customers and third-party market research data, and the Company’s internal information. The inventory information received from wholesalers is a product of their record-keeping process and excludes inventory held by intermediaries to whom they sell, such as retailers and hospitals. The Company receives information from IMS Health (IMS), a supplier of market research to the pharmaceutical industry, which it uses to project the prescription demand-based sales for many of its U.S. Pharmaceutical products. The Company has historically reported estimated total U.S. prescription growth and estimated therapeutic category share based on National Prescription Audit (NPA) data, which IMS makes available to the public on a subscription basis, and a simple average of the estimated number of prescriptions in the retail and mail order channels. In the third quarter of 2005, the Company began disclosing estimated total U.S. prescription growth and estimated therapeutic category share based on both NPA and Next-Generation Prescription Services (NGPS) data. NGPS data are collected by IMS under a new, revised methodology and have been released by IMS on a limited basis through a pilot program. IMS has publicly announced that it expects to make NGPS data available to the public on a subscription basis in 2007. The Company believes that the NGPS data provided by IMS provide a superior estimate of prescription data for the Company’s products in the retail and mail order channels. The Company has calculated the estimated total U.S. prescription growth and the estimated therapeutic category share based on NGPS data on a weighted average basis to reflect the fact that mail order prescriptions include a greater volume of product supplied compared with retail prescriptions. The Company believes that calculation of the estimated total U.S. prescription growth and the estimated therapeutic category share based on the NGPS data and the weighted average approach with respect to the retail and mail order channels provide a superior estimate of total prescription demand. The Company now uses this methodology for its internal demand forecasts. The Company also uses information from external sources to identify prescription trends, patient demand and average selling prices. The Company’s estimates are subject to inherent limitations of estimates that rely on third-party information, as certain third-party information was itself in the form of estimates, and reflect other limitations including lags between the date as of which third-party information is generated and the date on which the Company receives third-party information.

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

Plan Description

The Company and certain of its subsidiaries have defined benefit pension plans, defined contribution plans, and termination indemnity plans for regular full-time employees. The principal defined benefit pension plan is the Bristol-Myers Squibb Retirement Income Plan and the principal defined contribution plan is the Bristol-Myers Squibb Savings and Investment Program.

Approximately 80% of total Company defined benefit pension plan assets and liabilities are held in U.S. plans. The assets for the U.S. plans are held in a single trust with a common asset allocation. Unless specified otherwise, the references in this section are to total Company plans (i.e., U.S. plans together with international plans).

Benefits under the Company’s defined benefit pension plans are based primarily on years of credited service and on participants’ compensation. Assets under the Company’s defined benefit plans consist primarily of equity and fixed-income securities. At December 31, 2005, the fair market value of plan assets for the Company’s defined benefit plans increased to $5,017 million from $4,602 million at December 31, 2004. For the U.S. plans, assets were allocated 68% to equity securities (compared to 70% at the end of 2004), 25% to fixed income securities (compared to 23% at the end of 2004) and 7% to private equity and other investments (compared to 7% at the end of 2004). Bristol-Myers Squibb common stock represented less than 1% of assets for the U.S. plans at the end of 2005 and 2004.

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

In determining the discount rate, the Company uses the yield on high quality corporate bonds that coincides with the cash flows of its plans’ estimated payouts. The Citigroup Above Median yield curve is used in determining the discount rate for the U.S. plans. The assumed rate of compensation increase used by the Company for determining future pension obligations reflects an estimate of the change in actual future compensation levels due to general price levels, productivity, seniority and other factors.

In 2005, net pension expense for the Company’s defined benefit pension plans included in earnings before minority interest and income taxes was $392 million compared to $276 million in 2004.

The U.S. plans pension expense for 2005 was determined using a 5.75% assumed discount rate and a 3.56% assumed rate of compensation increase. The present value of benefit obligations at December 31, 2005 for the U.S. plans was determined using the same rates. If the assumed discount rate used in determining the U.S. plans pension expense for 2005 had been reduced by 0.25%, such expense would have increased by approximately $18 million. If the assumed rate of compensation increase used in determining the U.S. plans pension expense for 2005 had been reduced by 0.25%, such expense would have decreased by approximately $9 million. If the assumed discount rate used in determining the accumulated benefit obligation at December 31, 2005 had been reduced by 0.25%, the accumulated benefit obligation would have increased by $128 million.

The U.S. plans pension expense for 2005 was determined using an 8.75% expected long-term rate of return on plan assets. If the expected long-term rate of return on plan assets used in determining the U.S. plans pension expense for 2005 had been reduced by 1%, such expense would have increased by $34 million.

Actual rates of return earned on U.S. plan assets for each of the last 10 years were as follows:

Year	Return	Year	Return
2005	9.8%	2000	3.5%
2004	12.6%	1999	18.2%
2003	25.0%	1998	13.3%
2002	(13.4)%	1997	22.2%
2001	(6.1)%	1996	17.0%

As discussed below, GAAP provides that differences between expected and actual returns are recognized over the average future service of employees.

At December 31, 2005, the Company maintained its assumed discount rate for U.S. plans at 5.75% and maintained its assumed rate of compensation increase at 3.56%. Compensation is assumed to increase on a scale with different rates for different ages. The 3.56% rate disclosed at December 31, 2005 is the single rate which, if used at each age, would produce the same present value of benefit obligations.

The Company reduced the expected rate of return on U.S. plan assets from 9% in 2004 to 8.75% for 2005 and 2006.

The Company expects that the net pension expense for its defined benefit pension plans included in earnings before minority interest and income taxes will be approximately $30 million lower in 2006 than the $392 million in 2005, reflecting primarily the positive delayed impact of the favorable 2003-2005 investment returns.

The Company has used the same assumed discount rates and expected long-term rates of return on plan assets in calculating its cost of pension benefits and its cost of other postretirement benefits for U.S. plans except in the case of the discount rates at December 31, 2005 and 2004. A rate of 5.75% was used for pension benefits versus 5.50% for other postretirement benefits to reflect the shorter duration of the other postretirement liabilities.

U.S. health care costs for the retiree population are assumed to increase 8.0% in 2006 and then trend down to an expected increase of 4.5% per year by 2012. If actual costs are higher than those assumed, this will likely put significant upward pressure on the Company’s expense for retiree health care.

On December 8, 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The effects of the Medicare Act are reflected in 2005 net periodic postretirement benefit cost (a reduction of $11 million) and accumulated postretirement benefit obligation at December 31, 2005 (a reduction of $85 million).

Delayed Recognition of Actuarial Gains and Losses

At December 31, 2005 and 2004, unrecognized net actuarial losses for the Company’s defined benefit plans were $2,067 million and $2,017 million, respectively, based on the fair market value of plan assets. These unrecognized net actuarial losses reflect in large part the steady reduction of the weighted-average discount rate over the years.

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

At December 31, 2005, the unrecognized net actuarial loss, determined based on the market-related value of plan assets, was $2,107 million. This amount exceeded 10% of the greater of the projected benefit obligation or the market related value of plan assets by $1,515 million. Unless offset by future unrecognized gains from higher discount rates or higher than expected returns on plan assets, amortization of this unrecognized loss is expected to increase pension expense for each of the following 10 years by approximately $152 million per year. At December 31, 2004, the unrecognized net actuarial loss, determined based on the market-related value of plan assets, was $2,278 million. This amount exceeded 10% of the greater of the projected benefit obligation or the market related value of plan assets by $1,730 million.

In the event the fair market value of pension plan assets of a particular plan is less than the accumulated benefit obligation for such plan at year-end, GAAP may require an additional minimum liability, and in such circumstances, a reduction in stockholders’ equity or an establishment of an intangible asset. At December 31, 2005, the fair market value of the Company’s defined benefit pension plan assets was $5,017 million and the related accumulated benefit obligation was $5,209 million. The Company recognized a reduction of $21 million in additional minimum liability (cumulatively $328 million) at December 31, 2005, which was offset by a $20 million increase in other comprehensive income included in stockholders’ equity and a $1 million reduction in the intangible asset. At December 31, 2004, the fair market value of the Company’s defined benefit pension plan assets was $4,602 million and the related accumulated benefit obligation was $4,828 million. The Company recognized an additional minimum liability of $146 million (cumulatively $349 million) at December 31, 2004, which was offset by a $153 million charge to other comprehensive income included in stockholders’ equity and a $7 million reduction in the intangible asset.

Plan Funding

The Company’s funding policy for defined benefit plans is to contribute amounts to provide for current service and to fund past service liability. The Company contributed $423 million and $367 million to the defined benefit plans in 2005 and 2004, respectively.

For discussions on retirement benefits, see “Item 8. Financial Statements—Note 19. Pension and Other Postretirement Benefit Plans.”

Acquired In-Process Research and Development

The fair value of in-process research and development acquired in a business combination is determined by independent appraisal based on the present value of each research project’s projected cash flows. An income approach is utilized that is consistent with guidance in the practice aid issued by the American Institute of Certified Public Accountants, Assets Acquired in a Business Combination to Be Used in Research and Development Activities: A Focus on Software, Electronic Devices and Pharmaceutical Industries. Future cash flows are predominately based on the net income forecast of each project, consistent with historical pricing, margins, and expense levels of similar products. Revenues are estimated based on relevant market size and growth factors, expected industry trends, individual project life cycles, and the life of each research project’s underlying patent. In determining the fair value of each research project, expected revenues are first adjusted for technical risk of completion. The resulting cash flows are then discounted at a rate approximating the Company’s weighted average cost of capital. Other acquired in-process research and development is expensed as incurred when the underlying product has not received regulatory approval and does not have any future alternative use. In addition, costs that are nonrefundable, related to the acquisition or licensing of products that have not yet received regulatory approval to be marketed and that have no alternative future use, are charged to earnings as incurred.

For discussions on acquired in-process research and development, see “Item 8. Financial Statements—Note 1. Accounting Policies—Acquired In-Process Research and Development.”

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

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is tested at least annually for impairment using a two-step process. The first step is to identify a potential impairment, and the second step measures the amount of the impairment loss, if any. Goodwill is deemed to be impaired if the carrying amount of a reporting unit’s goodwill exceeds its estimated fair value. SFAS No. 142 requires that indefinite-lived intangible assets be tested for impairment using a one-step process, which consists of a comparison of the fair value to the carrying value of the intangible asset. Such intangible assets are deemed to be impaired if their net book value exceeds their estimated fair value. All other intangible assets are evaluated for impairment in accordance with SFAS No. 144 as described above.

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

Equity Investments

The Company reviews its equity investments for impairment based on its determination of whether the decline in market value of the investment below the Company’s carrying value is other than temporary. In making this determination, the Company considers APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock and related interpretations, which set forth factors to be evaluated in determining whether a loss in value should be recognized, including the Company’s ability to hold its investment, the market price and market price fluctuations of the investment’s publicly traded shares and inability of the investee to sustain an earnings capacity, which would justify the carrying amount of the investment. The Company’s investment in ImClone is subject to this accounting. See “Item 8. Financial Statements—Note 2. Alliances and Investments” for a discussion of the Company’s investment in ImClone.

For discussions on equity investments, see “Item 8. Financial Statements—Note 1. Accounting Policies—Investments” and “—Note 2. Alliances and Investments.”

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

Contingencies

In the normal course of business, the Company is subject to contingencies, such as legal proceedings and claims arising out of its business, that cover a wide range of matters, including, among others, government investigations, shareholder lawsuits, product and environmental liability, and tax matters. In accordance with SFAS No. 5, Accounting for Contingencies, the Company records accruals for such contingencies when it is probable that a liability will be incurred and the amount of the loss can be reasonably estimated.

For discussions on contingencies, see “Item 8. Financial Statements—Note 1. Accounting Policies—Income Taxes,” “—Contingencies,” “—Note 8. Income Taxes” and “—Note 20. Legal Proceedings and Contingencies.”

Income Taxes

Deferred Taxes

The Company evaluates the need for a deferred tax asset valuation allowance by assessing whether it is more likely than not that it will realize its deferred tax assets in the future. The assessment of whether or not a valuation allowance is required often requires significant judgment including the long-range forecast of future taxable income and the evaluation of tax planning strategies. Adjustments to the deferred tax valuation allowances are made to earnings in the period when such assessments are made.

The Company has recorded deferred tax assets related to U.S. foreign tax credit carryforwards of approximately $975 million and U.S. research tax credit carryforwards of approximately $120 million, which expire in varying amounts beginning in 2012. Realization of the foreign tax credit and research tax credit carryforwards is dependent on generating sufficient domestic-sourced taxable income prior to their expiration. Although realization is not assured, management believes it is more likely than not that these deferred tax assets will be realized. The Company anticipates increasing its level of domestic profitability over time by undertaking actions such as increasing its biologics manufacturing capacity in the U.S. While increasing domestic profitability will likely cause the Company’s effective tax rate to increase, it will also further enhance the Company’s ability to utilize its foreign tax credit and research tax credit carryforwards. The amount of foreign tax credit and research tax credit carryforwards considered realizable, however, could be reduced in the near term if the outcome of the PLAVIX* litigation in the U.S. is unfavorable, and/or if the timing of generic competition for PLAVIX* were to be accelerated. If such events occur, the Company may need to record significant additional valuation allowances against these deferred tax assets. For additional information on PLAVIX* litigation, see “Item 1A. Risk Factors” and “Item 8. Financial Statements—Note 20. Legal Proceedings and Contingencies.”

Tax Contingencies

The Company conducts business in various countries throughout the world and is subject to tax in numerous jurisdictions. As a result of its business activities, the Company files a significant number of tax returns that are subject to examination by various tax authorities. Tax examinations are often complex as tax authorities may disagree with the treatment of items reported by the Company and may require several years to resolve. The Company establishes liabilities for possible assessments by tax authorities. Such amounts represent a reasonable provision for taxes ultimately expected to be paid, and may need to be adjusted over time as more information becomes known.

Undistributed Earnings of Foreign Subsidiaries

As of December 31, 2005, the Company had approximately $8.4 billion of undistributed earnings of foreign subsidiaries for which taxes have not been provided as the Company has invested or expects to invest these undistributed earnings permanently offshore. If in the future these earnings are repatriated to the United States, or if the Company determines such earnings will be remitted in the foreseeable future, additional tax provisions would be required. Due to complexities in the tax laws and the assumptions that would have to be made, it is not practicable to estimate the amounts of income taxes that would have to be provided.

For discussions on income taxes, see “Item 8. Financial Statements—Note 1. Accounting Policies—Income Taxes” and “—Note 8. Income Taxes.”

Outlook

As previously disclosed, anticipated sales declines during 2006 due to continued exclusivity losses are expected to be more or less offset by growth in net sales of the Company’s growth drivers and potential new products during the same period. Additionally, gross margin is expected to stabilize in 2006 as relatively high margins realized on the sale of growth drivers and certain new products more or less offset lost margins from older products that have lost or are expected to lose exclusivity. However, earnings will be adversely affected by the Company’s investments to support the introduction of new products, the loss of revenues related to the sale of a product asset, the impact of the adoption of the expensing of stock options under new accounting guidelines and the development of additional new compounds.

In addition, as previously disclosed, the Company has experienced substantial revenue losses in the last few years due to the expiration of market exclusivity protection for certain of its products. For 2006, the Company estimates reductions of net sales in the range of $1.4 to $1.5 billion from 2005 levels representing continuing declines in revenues of those products as well as declines in revenues of certain additional products that have lost and will continue to lose market exclusivity protection in 2003 to 2006. These products (and the years in which they lost or will lose exclusivity protection) include GLUCOPHAGE*IR/GLUCOVANCE*/GLUCOPHAGE*XR in the United States (2000 to 2004), TAXOL® (paclitaxel) in Europe (2003) and Japan (2006 to 2013), PRAVACHOL in the United States (2006) and in Europe (2002 to 2007) and CEFZIL in the United States (2005). In 2007, revenue reductions due to exclusivity losses are anticipated to begin to moderate from 2006 levels as no major new exclusivity losses are expected. The timing and amounts of sales reductions from exclusivity losses, their realization in particular periods and the eventual levels of remaining sales revenues are uncertain and dependent on the levels of sales at the time exclusivity protection ends, the timing and degree of development of generic competition (speed of approvals, market entry and impact) and other factors.

The Company’s expectations for future sales growth include substantial expected increases in sales of PLAVIX*, which had net sales of $3.8 billion for 2005, and is currently the Company’s largest product ranked by net sales. The composition of matter patent for PLAVIX*, which expires in 2011, is currently the subject of litigation in the United States, with a trial scheduled to begin in June 2006. Similar proceedings involving PLAVIX* are ongoing in Canada. There are no enforcement proceedings outside the U.S. and Canada. The Company continues to believe that the patent is valid and that it is infringed, and with its alliance partner and patent-holder Sanofi, is vigorously pursuing these cases. It is not possible at this time reasonably to assess the outcome of these litigations, or if there were an adverse determination in these litigations, the timing of potential generic competition for PLAVIX*. Apotex Inc. and Apotex Corporation (Apotex) announced that on January 2006 it had received final approval of its aNDA for clopidogrel bisulfate from the FDA. Accordingly, Apotex could decide to launch a generic product at risk at any time. Such generic competition would likely result in substantial decreases in the sales of PLAVIX* in the United States.

As the Company adds to its product line and realigns its focus over the next several years, the Company expects to devote substantial resources in excess of historical levels to meet heightened processing standards that may be required for sterile or newly introduced products, such as biologics. As biologics become more important to the Company’s product portfolio, the Company may continue to make arrangements with third party manufacturers, and expects to make substantial investments to increase its internal capacity to produce biologics on a commercial scale. In March 2006, for example, the Board of Directors approved a capital expenditure in the amount of $660 million for the construction of an expandable, large-scale multi-product bulk biologics manufacturing facility in the U.S. The facility will be modular in design in order to accomodate future expansion. In 2006 and future periods, the Company expects cash generated by its U.S. operations, together with existing cash and borrowings from the capital markets to sufficiently cover cach needs for working capital, capital expenditures (including any substantial investments in facilities to increase and maintain the Company’s capacity to provide biologics on a commercial scale, as noted above), milestone payments and dividends paid in the United States.

The Company and its subsidiaries are the subject of a number of significant pending lawsuits, claims, proceedings and investigations. There can be no assurance that there will not be an increase in the scope of these matters or that any future lawsuits, claims and proceedings will not be material to the Company. In addition, there is an increasing trend by foreign governments to scrutinize sales and marketing activities of pharmaceutical companies and there can be no assurance that any such investigation or any other investigation will not be material. It is not possible at this time reasonably to assess the final outcome of these investigations or litigations. Management continues to believe, as previously disclosed, that during the next few years, the aggregate impact, beyond current reserves, of these and other legal matters affecting the Company is reasonably likely to be material to the Company’s results of operations and cash flows, and may be material to its financial condition and liquidity. The Company’s expectations for the next several years described above do not reflect the potential impact of litigation on the Company’s results of operations.

Special Note Regarding Forward-Looking Statements

This annual report on Form 10-K (including documents incorporated by reference) and other written and oral statements the Company makes from time to time contain certain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by the fact they use words such as “should”, “expect”, “anticipate”, “estimate”, “target”, “may”, “will”, “project”, “guidance”, “intend”, “plan”, “believe” and other words and terms of similar meaning and expression in connection with any discussion of future operating or financial performance. One can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Such forward-looking statements are based on current expectations and involve inherent risks and uncertainties, including factors that could delay, divert or change any of them, and could cause actual outcomes to differ materially from current expectations. These statements are likely to relate to, among other things, the Company’s goals, plans and projections regarding its financial position, results of operations, cash flows, market position, product development, product approvals, sales efforts, expenses, performance or results of current and anticipated products and the outcome of contingencies such as legal proceedings, and financial results, which are based on current expectations that involve inherent risks and uncertainties, including internal or external factors that could delay, divert or change any of them in the next several years. The Company has included important factors in the cautionary statements included in this annual report, particularly under “Item 1A. Risk Factors”, that the Company believes could cause actual results to differ materially from any forward-looking statement.

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

The Company’s primary foreign currency exposures on anticipated transactions, primarily intercompany inventory purchases expected to occur within the next two years, are the euro, Canadian dollar, Japanese yen, Mexican peso and Chinese yuan. The Company utilizes foreign currency forward contracts to hedge exposures on certain foreign currencies and designates these derivative instruments as cash flow hedges.

The table below summarizes the Company’s outstanding foreign exchange forward contracts as of December 31, 2005. The fair value of all foreign exchange forward contracts is based on year-end currency rates. The fair value of foreign exchange forward contracts should be viewed in relation to the fair value of the underlying hedged transactions and the overall reduction in exposure to adverse fluctuations in foreign currency exchange rates.

(Dollars in Millions, Except Currency Rates)	Weighted Average Strike Price	Notional Amount	Fair Value	Maturity
Foreign Exchange Forwards:
Australian Dollar	.73	$103	$—	2006
Brazilian Real	2.78	38	(4)	2006
Canadian Dollar	1.30	245	(31)	2006/2007
Euro	1.26	1,751	85	2006/2007
Polish Zloty	3.57	25	(2)	2006
Swiss Franc	1.20	56	4	2006/2007
All Others	—	78	1	2006/2007

Total Contracts		$2,296	$53

At December 31, 2005, the Company held foreign exchange forward contracts with maturity dates from 2006 to 2007. At December 31, 2005 the Company did not hold any option contracts. The notional amounts and fair values of the foreign exchange forward contract maturity dates are expressed in the table below:

Year of Maturity	Notional Amount (Dollars in Millions)	Fair Value (Dollars in Millions)
2006	$1,630	$35
2007	666	18

At December 31, 2005, the Company held foreign exchange forward contracts with an aggregate notional amount of $2,296 million. The fair value of the foreign exchange forward contracts was $53 million, of which $94 million was recorded as a non-current asset and $41 million was recorded as a current liability. These contracts primarily related to exposures in euro, Canadian dollar and Australian dollar. The Company estimates that a 10% appreciation or depreciation in the underlying currencies being hedged from their levels against the dollar as of December 31, 2005, with all other variables held constant, would decrease or increase, respectively, by $230 million, the fair value of foreign exchange forward contracts held at December 31, 2005.

The Company is obligated to settle foreign exchange forward contracts based on the specified contract rates. As of December 31, 2005, the balance of deferred net after-tax gains of foreign exchange forward contracts included in accumulated other comprehensive income was $40 million, of which $26 million is estimated to be reclassified into earnings within the next 12 months.

At December 31, 2004, the Company held option and foreign exchange forward contracts with an aggregate notional amount and fair value of $3,461 million and $362 million liability, respectively. These contracts primarily related to exposures in euro, Canadian dollar, Australian dollar, Swiss franc and British pound. During 2005, the Company reclassified deferred losses of $130 million from other comprehensive income to earnings, the majority of which was classified as cost of products sold.

        For the years ended December 31, 2005 and 2004, the impact of hedge ineffectiveness on earnings were not significant. Additionally, the Company uses foreign exchange forward contracts to offset its exposure to certain currency assets and liabilities. These foreign exchange forward contracts are not designated as hedges and, therefore, changes in the fair value of these derivatives are recognized in earnings as they occur. In 2005 and 2004, the amounts recognized in earnings related to foreign exchange forward contracts that did not qualify for hedge accounting treatment were not significant.

The Company also uses foreign exchange forward contracts to hedge foreign currency denominated monetary assets and liabilities. The primary objective of these foreign exchange forward contracts is to protect the U.S. dollar value of foreign currency denominated monetary assets and liabilities from the effects of volatility in foreign exchange rates that might occur prior to their receipt or settlement in U.S. dollars. These foreign currency denominated monetary assets and liabilities are primarily denominated in Japanese yen and euro. The foreign exchange forward contracts are not designated as hedges and are marked to market through other income/expense. The notional and fair value amount of purchased foreign exchange forward contracts was $142 million and a $2 million liability, respectively, at December 31, 2005, and was $229 million and a $10 million liability, respectively, at December 31, 2004. The notional and fair value amount of sold foreign exchange forward contracts was $47 million and a $1 million asset, respectively, at December 31, 2005, and was $96 million and a $4 million asset, respectively, at December 31, 2004.

In addition to the foreign exchange forward contracts noted above, the Company uses non U.S. dollar borrowings and, to a lesser extent, foreign exchange forward contracts, to hedge the foreign currency exposures of the Company’s net investment in certain foreign affiliates. These non U.S. dollar borrowings and foreign exchange forward contracts are designated as hedges of net investments. The effective portion of foreign exchange gains or losses on these hedges is recorded as part of the foreign currency translation component of other comprehensive income. At December 31, 2005 and 2004, $12 million in after tax gains and $6 million in after tax losses, respectively, were recorded in the foreign currency translation component of other comprehensive income.

The Company uses derivative instruments as part of its interest rate risk management stratergy. The derivative instruments used include interest rate swaps, which are subject to fair-value hedge accounting treatment. During 2004, 2003 and 2002 the Company executed several fixed to floating interest rate swaps to convert $6.2 billion of the Company’s fixed rate debt to be paid in 2006, 2008, 2011, 2013, 2023 and 2026 to variable rate debt. For the year ended December 31, 2005, the Company recognized a net reduction in interest expense of $54 million that reflects the benefit of the lower floating rate obtained in the swap agreement. In April 2005, in connection with the early redemption of its $2.5 billion Notes due 2006, the Company terminated $2 billion notional amount of its 2006 fixed-to-floating interest rate swap agreements and incurred a pre-tax loss of $28 million. In June 2005, the Company terminated $500 million notional amount of its 2011 fixed-to-floating interest rate swap agreements related to its $2.5 billion Notes due 2011, and incurred a pre-tax loss of $23 million. This loss will be amortized to interest expense over the remaining life of the Notes, due 2011, of which $2 million was recognized in 2005. In September 2005, the Company terminated $350 million notional amount of its 2026 fixed-to-floating interest rate swap agreements related to its $350 million Debentures due 2026 and resulted in a gain of $39 million. This gain will be recognized against interest expense over the remaining life of the Debentures due 2026, of which approximately $1 million was recognized in 2005.

SFAS No. 133 requires the revaluation, at fair value, of the swap contracts as well as the underlying debt being hedged. As such, the swap contracts and the underlying debt have been revalued resulting in an increase in non-current assets of $21 million, current liabilities of $51 million and a reduction in long-term debt of $30 million, and an increase in non-current assets of $76 million, current liabilities of $1 million and long-term debt of $75 million at December 31, 2005 and 2004, respectively. Swap contracts are generally held to maturity and are not used for speculative purposes. The following table summarizes the interest rate swaps outstanding as of December 31, 2005:

Interest Rate Contracts	Notional Amount of Underlying Debt	Variable Rate Received	Maturity	Fair Value
(Dollars in Millions)
Swaps associated with 4.00% Notes due 2008	$400	1 month U.S. $ LIBOR +0.35%	2008	$(11)
Swaps associated with 5.75% Notes due 2011	2,000	1 month U.S. $ LIBOR +1.32%	2011	(40)
Swaps associated with 5.25% Notes due 2013	600	1 month U.S. $ LIBOR +0.42%	2013	—
Swaps associated with 7.15% Notes due 2023	350	1 month U.S. $ LIBOR +1.66%	2023	21

	$3,350			$(30)

At December 31, 2004, the Company held interest rate swap contracts with a notional value of $6,200 million and a fair value of $75 million.

It is estimated that an increase or decrease of 50 basis points in short-term or long-term interest rates would not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

        The Company had $8,364 million and $8,463 million of long-term debt outstanding at December 31, 2005 and 2004, respectively. See “Item 8. Financial Statements—Note 14. Short-Term Borrowings and Long-Term Debt” and “—Note 16. Financial Instruments” for additional information.

The Company maintains cash, cash equivalents and marketable securities with various financial institutions, in order to limit exposure to any one financial institution. These financial institutions are headquartered primarily in North America and Europe.

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED STATEMENTS OF EARNINGS

(Dollars and Shares in Millions, Except Per Share Data)

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

	Year Ended December 31,
	2005	2004	2003
EARNINGS

Net Sales	$19,207	$19,380	$18,653

Cost of products sold	5,928	5,989	5,406
Marketing, selling and administrative	5,106	5,016	4,620
Advertising and product promotion	1,476	1,411	1,415
Research and development	2,746	2,500	2,279
Acquired in-process research and development	—	63	—
Provision for restructuring, net	32	104	26
Litigation charges, net	269	420	199
Gain on sale of business	(569)	(320)	—
Equity in net income of affiliates	(334)	(273)	(151)
Other expense, net	37	52	179

Total expenses	14,691	14,962	13,973

Earnings from Continuing Operations Before Minority Interest and Income Taxes	4,516	4,418	4,680
Provision for income taxes	932	1,519	1,210
Minority interest, net of taxes	592	521	373

Earnings from Continuing Operations	2,992	2,378	3,097

Discontinued Operations
Net earnings	(5)	10	9
Net gain on disposal	13	—	—

	8	10	9

Net Earnings	$3,000	$2,388	$3,106

Earnings per Common Share
Basic
Earnings from Continuing Operations	$1.53	$1.23	$1.60
Discontinued Operations
Net earnings	—	—	—
Net gain on disposal	—	—	—

	—	—	—

Net Earnings	$1.53	$1.23	$1.60

Diluted
Earnings from Continuing Operations	$1.52	$1.21	$1.59
Discontinued Operations
Net earnings	—	—	—
Net gain on disposal	—	—	—

	—	—	—

Net Earnings	$1.52	$1.21	$1.59

Average Common Shares Outstanding
Basic	1,952	1,942	1,937
Diluted	1,983	1,976	1,950

Dividends declared per common share	$1.12	$1.12	$1.12

The accompanying notes are an integral part of these financial statements.

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE

INCOME AND RETAINED EARNINGS

(Dollars in Millions)

	2005	2004	2003
COMPREHENSIVE INCOME

Net Earnings	$3,000	$2,388	$3,106

Other Comprehensive Income:
Foreign currency translation, net of tax liability of $3 in 2005, and tax benefit of $48 in 2004 and $25 in 2003	(270)	208	233
Deferred gains/(losses) on derivatives qualifying as hedges, net of tax liability of $122 in 2005 and $1 in 2004, and tax benefit of $65 in 2003	325	(51)	(171)
Minimum pension liability adjustment, net of tax benefit of $4 in 2005, $42 in 2004 and $17 in 2003	(6)	(93)	(36)
Available for sale securities, net of tax benefit of $12 in 2005, zero in 2004, and net of tax liability of $13 in 2003	(22)	(1)	23

Total Other Comprehensive Income	27	63	49

Comprehensive Income	$3,027	$2,451	$3,155

RETAINED EARNINGS

Retained Earnings, January 1	$19,651	$19,439	$18,503
Net earnings	3,000	2,388	3,106
Cash dividends declared	(2,187)	(2,176)	(2,170)

Retained Earnings, December 31	$20,464	$19,651	$19,439

The accompanying notes are an integral part of these financial statements.

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED BALANCE SHEETS

(Dollars in Millions)

	December 31,
	2005	2004
ASSETS

Current Assets:
Cash and cash equivalents	$3,050	$3,680
Marketable securities	2,749	3,794
Receivables, net of allowances of $207 and $221	3,378	4,373
Inventories, including consignment inventory	2,060	1,830
Deferred income taxes, net of valuation allowances	776	805
Prepaid expenses	270	319

Total Current Assets	12,283	14,801

Property, plant and equipment, net	5,693	5,765
Goodwill	4,823	4,905
Other intangible assets, net	1,921	2,260
Deferred income taxes, net of valuation allowances	1,808	1,129
Prepaid pension	1,324	1,280
Other assets	286	295

Total Assets	$28,138	$30,435

LIABILITIES

Current Liabilities:
Short-term borrowings	$231	$1,883
Accounts payable	1,579	2,127
Accrued expenses	2,446	2,838
Accrued rebates and returns	1,056	1,209
U.S. and foreign income taxes payable	538	1,023
Dividends payable	547	545
Accrued litigation liabilities	493	186
Deferred revenue on consigned inventory	—	32

Total Current Liabilities	6,890	9,843

Pension and other post retirement liabilities	804	832
Deferred income	241	408
Other liabilities	631	687
Long-term debt	8,364	8,463

Total Liabilities	16,930	20,233

Commitments and contingencies (Note 20)

STOCKHOLDERS’ EQUITY

Preferred stock, $2 convertible series: Authorized 10 million shares; issued and outstanding 6,540 in 2005 and 7,476 in 2004, liquidation value of $50 per share	—	—
Common stock, par value of $.10 per share: Authorized 4.5 billion shares; 2,205 million issued in 2005 and 2,202 million issued in 2004	220	220
Capital in excess of par value of stock	2,528	2,491
Restricted stock	(71)	(57)
Accumulated other comprehensive loss	(765)	(792)
Retained earnings	20,464	19,651

	22,376	21,513
Less cost of treasury stock — 248 million common shares in 2005 and 255 million in 2004	(11,168)	(11,311)

Total Stockholders’ Equity	11,208	10,202

Total Liabilities and Stockholders’ Equity	$28,138	$30,435

The accompanying notes are an integral part of these financial statements.

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Millions)

	Year Ended December 31,
	2005	2004	2003
Cash Flows From Operating Activities:
Net earnings	$3,000	$2,388	$3,106
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	577	593	491
Amortization	352	316	298
Deferred income tax benefits	(812)	278	249
Litigation settlement expense, net of recoveries	269	420	199
Provision for restructuring	32	104	29
Gain on sale of businesses	(632)	(320)	—
Deferred income recognized	(143)	—	—
Acquired in-process research and development	—	63	—
Impairment charges and asset write-offs	42	—	26
Loss/(gain) on disposal of property, plant and equipment and investment in other companies	36	18	(3)
Undistributed losses of affiliates, net	50	7	66
Unfunded pension expense	(31)	(91)	(195)
Changes in operating assets and liabilities:
Receivables	539	(556)	(549)
Inventories	(370)	(133)	127
Prepaid expenses	30	2	50
Other assets	8	16	(70)
Deferred revenue on consigned inventory	(32)	(44)	(394)
Litigation settlement payments, net of insurance recoveries	11	(500)	(526)
Accounts payable and accrued expenses	(378)	248	394
Product liability	(48)	38	(3)
U.S. and foreign income taxes payable	(534)	228	147
Other liabilities	(130)	101	70

Net Cash Provided by Operating Activities	1,836	3,176	3,512

Cash Flows From Investing Activities:
Purchases, net of sales and maturities, of marketable securities	1,043	(779)	(1,385)
Additions to property, plant and equipment and capitalized software	(738)	(676)	(937)
Proceeds from disposal of property, plant and equipment and investment in other companies	73	35	59
Proceeds from sale of businesses/product lines	843	364	—
Purchase of Acordis Speciality Fibres	—	(150)	—
ImClone milestone payment	—	(250)	—
Purchases of trademarks, patents, licenses and other businesses	—	(133)	(53)
Divestiture and acquisition costs	—	(29)	(18)
Investments in other companies	(30)	(4)	(85)

Net Cash Provided by/(Used in) Investing Activities	1,191	(1,622)	(2,419)

Cash Flows From Financing Activities:
Short-term (repayments)/borrowings	(1,625)	1,558	(1,189)
Long-term debt borrowings	2,510	15	2,286
Long-term debt repayments	(2,502)	(3)	(3)
Issuances of common stock under stock plans	166	141	44
Dividends paid	(2,186)	(2,174)	(2,169)

Net Cash Used in Financing Activities	(3,637)	(463)	(1,031)

Effect of Exchange Rates on Cash and Cash Equivalents	(20)	40	36

(Decrease)/Increase in Cash and Cash Equivalents	(630)	1,131	98
Cash and Cash Equivalents at Beginning of Period	3,680	2,549	2,451

Cash and Cash Equivalents at End of Period	$3,050	$3,680	$2,549

The accompanying notes are an integral part of these financial statements.

Note 1 ACCOUNTING POLICIES

Basis of Consolidation

The consolidated financial statements include the accounts of Bristol-Myers Squibb Company (BMS, the Company or Bristol-Myers Squibb) and all of its controlled majority-owned subsidiaries. All intercompany balances and transactions have been eliminated. Certain prior year amounts have been reclassified to conform to the current year presentation.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant assumptions are employed in estimates used in determining values of intangible assets, restructuring charges and accruals, sales rebate and return accruals, legal contingencies and tax assets and tax liabilities, as well as in estimates used in applying the revenue recognition policy and accounting for retirement and postretirement benefits (including the actuarial assumptions). Actual results may or may not differ from estimated results.

Revenue Recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104, Revenue Recognition, when substantially all the risks and rewards of ownership have transferred to the customer. Generally, revenue is recognized at time of shipment. However, in the case of certain sales made by the Nutritionals and Other Health Care segments and certain non-U.S. businesses within the Pharmaceuticals segment, revenue is recognized on the date of receipt by the purchaser. Revenues are reduced at the time of recognition to reflect expected returns that are estimated based on historical experience. Additionally, provisions are made at the time of revenue recognition for all discounts, rebates and estimated sales allowances based on historical experience updated for changes in facts and circumstances, as appropriate. Such provisions are recorded as a reduction of revenue.

In the case of sales made to wholesalers (1) as a result of incentives, (2) in excess of the wholesaler’s ordinary course of business inventory level, (3) at a time when there was an understanding, agreement, course of dealing or consistent business practice that the Company would extend incentives based on levels of excess inventory in connection with future purchase, and (4) at a time when such incentives would cover substantially all, and vary directly with, the wholesaler’s cost of carrying inventory in excess of the wholesaler’s ordinary course of business inventory level, substantially all the risks and rewards of ownership do not transfer upon shipment, and accordingly, such sales were accounted for using the consignment model. The determination of when, if at all, sales to a wholesaler meet the foregoing criteria involves evaluation of a variety of factors and a number of complex judgments. Under the consignment model, the Company does not recognize revenue upon shipment of product. Rather, upon shipment of product the Company invoices the wholesaler, records deferred revenue at gross invoice sales price, and classifies the inventory held by the wholesalers as consignment inventory at the Company’s cost of such inventory. The Company recognizes revenue when the consignment inventory is no longer subject to incentive arrangements but not later than when such inventory is sold through to the wholesalers’ customers, on a first-in first-out (FIFO) basis.

In the case of new products for which the product introduction is not an extension of an existing line of product, where the Company determines that there are not products in a similar therapeutic category, or where the Company determines the new product has dissimilar characteristics with existing products, such that the Company cannot reliably estimate expected returns of the new product, the Company defers recognition of revenue until the right of return no longer exists or until the Company has developed sufficient historical experience to estimate sales returns.

Sales Rebate and Return Accruals

Medicaid rebate accruals were $326 million and $372 million at December 31, 2005 and 2004, respectively; Women, Infants and Children (WIC) rebate accruals were $252 million and $234 million, respectively; and managed health care rebate and other contractual discount accruals were $167 million and $198 million at December 31, 2005 and 2004, respectively. These and other rebate accruals were established in the same period the related revenue was recognized, resulting in a reduction to sales and the establishment of a liability, which is included in accrued liabilities. An accrual is recorded based on an estimate of the proportion of recorded revenue that will result in a rebate or return. Prime vendor charge-back accruals, established in a similar manner, are recorded as a reduction to accounts receivable and were $107 million and $106 million at December 31, 2005 and 2004, respectively.

Note 1 ACCOUNTING POLICIES (Continued)

Income Taxes

Deferred Taxes

The provision for income taxes has been determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax bases of the Company’s assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. The assessment of whether or not a valuation allowance is required often requires significant judgment including the long-range forecast of future taxable income and the evaluation of tax planning initiatives. Adjustments to the deferred tax valuation allowances are made to earnings in the period when such assessments are made. As of December 31, 2005 and 2004, the Company had net deferred tax assets of $2,380 million and $1,713 million, respectively, net of valuation allowances of $559 million and $507 million, respectively.

The Company has recorded deferred tax assets related to U.S. foreign tax credit carryforwards and U.S. research tax credit carryforwards, which expire in varying amounts beginning in 2012. Realization of the foreign tax credit and research tax credit carryforwards is dependent on generating sufficient domestic-sourced taxable income prior to their expiration. Although realization is not assured, management believes it is more likely than not that these deferred tax assets will be realized. The Company anticipates increasing its level of domestic profitability over time by undertaking actions such as increasing its biologics manufacturing capacity in the U.S. While increasing domestic profitability will likely cause the Company’s effective tax rate to increase, it will also further enhance the Company’s ability to utilize its foreign tax credit and research tax credit carryforwards. The amount of foreign tax credit and research tax credit carryforwards considered realizable, however, could be reduced in the near term if the outcome of the PLAVIX* litigation in the U.S. is unfavorable, and/or if the timing of generic competition for PLAVIX* were to be accelerated. If such events occur, the Company may need to record significant additional valuation allowances against these deferred tax assets. For additional information on PLAVIX* litigation see “Item 1A. Risk Factors” and “Item 8. Financial Statements—Note 20. Legal Proceedings and Contingencies.”

Tax Benefit on Qualified Production Activities

Under the guidance of the Financial Accounting Standards Board (FASB) Staff Position (FSP) No. 109-1, Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, this deduction will be treated as a “special deduction” as described in Statement of Financial Accounting Standards (SFAS) No. 109. As such, the special deduction will not affect deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on the Company’s tax return.

Undistributed Earnings of Foreign Subsidiaries

As of December 31, 2005, the Company had approximately $8.4 billion of undistributed earnings of foreign subsidiaries for which taxes have not been provided, as the Company has invested or expects to invest these undistributed earnings permanently offshore. If in the future these earnings are repatriated to the United States, or if the Company determines such earnings will be remitted in the foreseeable future, additional tax provisions would be required. Due to complexities in the tax laws and the assumptions that would have to be made, it is not practicable to estimate the amounts of income taxes that would have to be provided.

Tax Contingencies

The Company conducts business in various countries throughout the world and is subject to tax in numerous jurisdictions. As a result of its business activities, the Company files a significant number of tax returns that are subject to examination by various tax authorities. Tax examinations are often complex as tax authorities may disagree with the treatment of items reported by the Company and may require several years to resolve. The Company establishes liabilities for possible assessments by tax authorities resulting from known tax exposures. Such amounts represent a reasonable provision for taxes ultimately expected to be paid, and may need to be adjusted over time as more information becomes known.

Cash and Cash Equivalents

Cash equivalents are primarily highly liquid investments with original maturities of three months or less at the time of purchase, and are recorded at cost, which approximates fair value.

Note 1 ACCOUNTING POLICIES (Continued)

Marketable Securities

The Company accounts for marketable securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company determined the appropriate classification of all marketable securities was “available-for-sale” at the time of purchase. As such, at December 31, 2005 and 2004, all of the Company’s investments in marketable securities were reported at fair value. Unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. The amortized cost of debt securities, held to maturity, is adjusted for amortization of premiums and accretion of discounts from the date of purchase to maturity. Such amortization is included in interest income as an addition to or deduction from the coupon interest earned on the investments. The Company follows its investment managers’ method of determining the cost basis in computing realized gains and losses on the sale of its available-for-sale securities, which is the average cost method. Realized gains and losses are included in other income (expense).

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

Capitalized Software

Certain costs to obtain internal use software for significant systems projects are capitalized and amortized over the estimated useful life of the software, which ranges from 3 to 10 years. Costs to obtain software for projects that are not significant are expensed as incurred. Capitalized software, net of accumulated amortization, included in other intangible assets, was $336 million and $394 million, at December 31, 2005 and 2004, respectively. Amortization expense was $116 million, $90 million and $71 million for the years ended December 31, 2005, 2004 and 2003, respectively.

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

If an entity does not meet the definition of a VIE under FIN 46, the Company accounts for the entity under the provisions of ARB No. 51, Consolidated Financial Statements, as amended by SFAS No. 94, Consolidation of All Majority-Owned Subsidiaries, which requires that the Company consolidates all majority (more than 50%) owned subsidiaries where it has the ability to exercise control. The Company accounts for 50% or less owned companies over which it has the ability to exercise significant influence using the equity method of accounting. The Company’s share of net income or losses of equity investments is included in equity in net income of affiliates in the consolidated statement of earnings. The Company reviews its equity investments for impairment based on its determination of whether the decline in market value of the investment below the Company’s carrying value is other than temporary. In making this determination, the Company considers Accounting Principles Board (APB) Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock and related interpretations, which set forth factors to be evaluated in

Note 1 ACCOUNTING POLICIES (Continued)

determining whether a loss in value should be recognized, including the Company’s ability to hold its investment, the market price and market price fluctuations of the investment’s publicly traded shares and inability of the investee to sustain an earnings capacity, which would justify the carrying amount of the investment.

Long-term investments in securities, which comprise marketable equity securities and securities and investments for which market values are not readily available, are included in other assets. Marketable equity securities are classified as available-for-sale and reported at fair value. Fair value is based on quoted market prices as of the end of the reporting period. Securities and investments for which market values are not readily available are carried at cost. Unrealized gains and losses are reported, net of their related tax effects, as a component of accumulated other comprehensive income (loss) in stockholders’ equity until sold. At the time of sale, any gains or losses are calculated by the specific identification method and recognized in other income (expense). Losses are also recognized in other income (expense) when a decline in market value is deemed to be other than temporary.

Goodwill and Other Intangible Assets

Goodwill is no longer amortized but is tested for impairment annually using a two-step process. The first step is to identify a potential impairment, and the second step measures the amount of the impairment loss, if any. Goodwill is deemed to be impaired if the carrying amount of a reporting unit’s goodwill exceeds its estimated fair value. The Company has completed its goodwill impairment assessment, which indicated no impairment of goodwill.

Other intangible assets, consisting of patents, trademarks, technology, licenses, and capitalized software, are amortized on a straight-line basis over their useful lives, ranging from 3 to 17 years. Indefinite-lived intangible assets, if any, are tested for impairment using a one-step process, which consists of a comparison of the fair value to the carrying value of the intangible asset. Such intangible assets are deemed to be impaired if their net book value exceeds their estimated fair value. All other intangible assets are evaluated for impairment as described under “—Impairment of Long-Lived Assets” above.

Restructuring

To downsize and streamline operations and rationalize manufacturing facilities, the Company has periodically recorded restructuring charges. As a result, the Company has made estimates and judgments regarding its future plans, including future termination benefits and other exit costs to be incurred when the restructuring actions take place. Actual results may or may not vary from these estimates, resulting in potential adjustment to earnings in subsequent periods.

Product Liability

Accruals for product liability (including associated legal costs) are recorded on an undiscounted basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on existing information. These accruals are adjusted periodically as assessment efforts progress or as additional information becomes available. Receivables for related insurance or other third-party recoveries for product liabilities are recorded, on an undiscounted basis, when it is probable that a recovery will be realized and are classified as a reduction of litigation charges in the consolidated statement of earnings.

Contingencies

In the normal course of business, the Company is subject to loss contingencies, such as legal proceedings and claims arising out of its business, that cover a wide range of matters, including, among others, government investigations, shareholder lawsuits, product and environmental liability, and tax matters. In accordance with SFAS No. 5, Accounting for Contingencies, (SFAS No.5), the Company records accruals for such loss contingencies when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. The Company, in accordance with SFAS No.5, does not recognize gain contingencies until realized. For a discussion of contingencies, see “—Note 8. Income Taxes” and “—Note 20. Legal Proceedings and Contingencies.”

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

Note 1 ACCOUNTING POLICIES (Continued)

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

Shipping and Handling Costs

The Company typically does not charge customers for shipping and handling costs. Shipping and handling costs, when charged, are included in marketing, selling and administrative expenses and were $245 million in 2005 and 2004, and $243 million in 2003.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense was $509 million, $479 million and $448 million in 2005, 2004 and 2003, respectively.

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

Acquired In-Process Research and Development

The fair value of in-process research and development acquired in a business combination is determined by independent appraisal based on the present value of each research project’s projected cash flows. An income approach is utilized that is consistent with guidance in the practice aid issued by the American Institute of Certified Public Accountants, Assets Acquired in Business Combinations to Be Used in Research and Development Activities: A Focus on Software, Electronic Devices and Pharmaceutical Industries. Future cash flows are predominately based on the net income forecast of each project, consistent with historical pricing, margins and expense levels of similar products. Revenues are estimated based on relevant market size and growth factors, expected industry trends, individual project life cycles and the life of each research project’s underlying patent. In determining the fair value of each research project, expected revenues are first adjusted for technical risk of completion. The resulting cash flows are then discounted at a rate approximating the Company’s weighted average cost of capital. Other acquired in-process research and development is expensed as incurred when the underlying product has not received regulatory approval and does not have any future alternative use. In addition, costs that are nonrefundable, related to the acquisition or licensing of products that have not yet received regulatory approval to be marketed and that have no alternative future use, are charged to earnings as incurred.

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

Stock Compensation Plans

In December 2004, the FASB issued revised SFAS No. 123 (SFAS No. 123R), Share-Based Payment. This standard eliminates the ability to account for share-based compensation transactions using the intrinsic value-based method under APB Opinion No. 25, Accounting for Stock Issued to Employees, and requires instead that such transactions be accounted for using a fair-value-based method. In April 2005, the SEC delayed the effective date of SFAS No. 123R to financial statements issued for the first annual period beginning after June 15, 2005. The Company adopted SFAS No. 123R on January 1, 2006 using the prospective transition method.

Note 1 ACCOUNTING POLICIES (Continued)

As a result of the provisions in SFAS No. 123R and SAB No. 107, the Company estimates that the compensation charges related to share-based compensation for 2006 to be on a pre-tax basis between $135 million and $145 million which includes $80 million to $85 million of stock option expense due to the adoption of this standard. On an after tax basis, the compensation charges related to share-based compensation for 2006 are estimated to be between $85 million and $91 million and the stock option expense due to the adoption of this standard included in these after tax amounts is $50 million $54 million. However, the assessment of the estimated compensation charges is affected by the Company’s stock price as well as a number of complex and subjective variables and the related tax impacts. These variables include, but are not limited to, the volatility of the Company’s stock price and employee stock exercise behaviors.

With respect to the accounting treatment of retirement eligibility provisions of employee share-based compensation awards, the Company has historically followed the nominal vesting period approach. Upon the adoption of SFAS No. 123R on January 1, 2006, the Company will adopt the non-substantive vesting period approach and begin recognizing compensation cost over a one year period for awards granted to retirement eligible employees, or if more than one year over the period from the grant date to the date retirement eligibility is achieved but less than the vesting period. The adoption of the non-substantive vesting period approach is not expected to have a material effect on the consolidated financial statements.

Also in conjunction with adoption of SFAS No. 123R, the Company changed its method of attributing the value of share-based compensation to expense from the accelerated, multiple-option approach to the straight-line, single-option approach. Compensation expense for all share-based payment awards granted prior to adoption will continue to be recognized using the accelerated, multiple-option approach where permissible. Compensation expense for all share-based payment awards granted upon or subsequent to adoption of SFAS No. 123R will be recognized using the straight-line, single-option approach.

Currently, the Company applies APB Opinion No. 25, and related interpretations in accounting for its stock-based compensation plans and discloses the pro forma net income and related pro forma income per share information in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation Costs—Transition and Disclosure. The Company does not recognize compensation expense for stock options granted under the plans as the exercise price of the option on the date of grant is equal to the fair market value as of that date. For grants of restricted stock, the Company recognizes compensation expense on a straight-line basis over the period that the restrictions expire.

The following table summarizes the Company’s results on a pro forma basis as if it had recorded compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed in SFAS No. 123 for 2005, 2004 and 2003:

(Dollars in Millions, Except Per Share Data)	2005	2004	2003
Net Earnings:
As reported	$3,000	$2,388	$3,106
Total stock-based employee compensation expense, included in reported net earnings, net of related tax effects	20	19	14
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(112)	(138)	(195)

Pro forma	$2,908	$2,269	$2,925

Basic earnings per share:
As reported	$1.53	$1.23	$1.60
Pro forma	1.49	1.17	1.51
Diluted earnings per share:
As reported	$1.52	$1.21	$1.59
Pro forma	1.48	1.15	1.50

Options related to discontinued operations have no impact on basic and diluted earnings per share. See “—Note 15. Stockholders’ Equity” for additional information.

Recently Issued Accounting Standards

        In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. This pronouncement applies to all voluntary changes in accounting principle, and revises the requirements for accounting for and reporting a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle, unless it is impracticable to do so. This pronouncement also requires that a change in the method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is

Note 1 ACCOUNTING POLICIES (Continued)

effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of SFAS No. 154. The adoption of this accounting pronouncement is not expected to have a material effect on the consolidated financial statements.

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (FIN 47). FIN 47 clarifies that an entity must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. Asset retirement obligations covered by FIN 47 are those for which an entity has a legal obligation to perform an asset retirement activity, even if the timing and method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of this accounting pronouncement did not have a material effect on the Company’s consolidated financial statements.

In December 2004, the FASB issued revised SFAS No. 123 (SFAS No. 123R), Share-Based Payment. This standard eliminates the ability to account for share-based compensation transactions using the intrinsic value-based method under APB Opinion No. 25, Accounting for Stock Issued to Employees, and requires instead that such transactions be accounted for using a fair-value-based method. See “—Stock Compensation Plans” above.

In December 2004, the FASB issued FSP No. 109-1—Application of SFAS No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004. The FSP provides that the deduction on qualified production activities will be treated as a “special deduction” as described in SFAS No. 109, Accounting for Income Taxes. Accordingly, the tax effect of this deduction will be reported as a component of the Company’s tax provision and will not have an effect on deferred tax assets and liabilities. The Department of the Treasury recently issued Proposed Tax Regulations with respect to the Deduction on Qualified Production Activities. The Company is evaluating the impact of the Proposed Tax Regulations and the FSP on its income tax provision and results of operations. See “—Income Taxes” above.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets. The provisions of this Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 and should be applied prospectively. The Statement eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. The adoption of this accounting pronouncement did not have a material effect on the Company’s consolidated financial statements.

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

In June 2004, the FASB issued FSP No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Medicare Act). The Medicare Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. FSP No. 106-2 requires that the effects of the new law be accounted for under SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. The Company adopted FSP No. 106-2 in the third quarter of 2004, retroactive to January 1, 2004. There was a reduction in net periodic benefit cost for other benefits of $8 million for 2004, based on the re-measurement of the accumulated postretirement benefit obligation as of January 1, 2004. The effect of the adoption of FSP No. 106-2 was not material to the Company’s consolidated financial statements. See “Item 8. Financial Statements—Note 19. Pension and Other Postretirement Benefit Plans.”

In March 2004, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 03-06, Participating Securities and the Two-Class Method Under FAS 128, which requires the use of the two-class method of computing earnings per share for those enterprises with participating securities or multiple classes of common stock. The consensus is effective for fiscal periods beginning after March 31, 2004. The adoption of EITF No. 03-06 did not have a material effect on the consolidated financial statements.

In December 2003, the FASB revised Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires

Note 1 ACCOUNTING POLICIES (Continued)

disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 (as revised) apply immediately to variable interest entities created after January 31, 2003 and to existing entities in the first fiscal year or interim period ending after March 15, 2004. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of this accounting pronouncement did not have a material effect on the consolidated financial statements.

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

The Company acts as the operating partner for the territory covering the Americas and Australia and owns a 50.1% majority controlling interest in this territory. Sanofi’s ownership interest in this territory is 49.9%. As such, the Company consolidates all country partnership results for this territory and records Sanofi’s share of the results as a minority interest, net of taxes, which was $578 million in 2005, $502 million in 2004 and $351 million in 2003. The Company recorded sales in this territory and in comarketing countries outside this territory (Germany, Italy, Spain and Greece) of $4,805 million in 2005, $4,257 million in 2004 and $3,224 million in 2003.

Cash flows from operating activities of the partnerships in the territory covering the Americas and Australia are recorded as operating activities within the Company’s consolidated statement of cash flows. Distributions of partnership profits to Sanofi and Sanofi’s funding of ongoing partnership operations occur on a routine basis and are also recorded as operating activities within the Company’s consolidated statement of cash flows.

Sanofi acts as the operating partner of the territory covering Europe and Asia and owns a 50.1% majority financial controlling interest within this territory. The Company’s ownership interest in the partnership within this territory is 49.9%. The Company accounts for the investment in partnership entities in this territory under the equity method and records its share of the results in equity in net income of affiliates in the consolidated statement of earnings. The Company’s share of net income from these partnership entities before taxes was $345 million in 2005, $269 million in 2004 and $187 million in 2003.

The Company routinely receives distributions of profits and provides funding for the ongoing operations of the partnerships in the territory covering Europe and Asia. These transactions are recorded as operating activities within the Company’s consolidated statement of cash flows.

In 2001, the Company and Sanofi formed an alliance for the copromotion of irbesartan, as part of which the Company contributed the irbesartan distribution rights in the United States and Sanofi paid the Company a total of $350 million in the two years ended December 31, 2002. The Company accounted for this transaction as a sale of an interest in a license and deferred and amortized the $350 million to other income over the expected useful life of the license, which is approximately 11 years from the formation of the irbesartan copromotion alliance. The Company recognized other income of $31 million, $32 million and $31 million in 2005, 2004 and 2003, respectively. The unamortized portion of the deferred income is recorded in the liabilities section of the consolidated balance sheet and was $217 million and $248 million as of December 31, 2005 and 2004, respectively.

Otsuka

The Company has a worldwide commercialization agreement with Otsuka Pharmaceutical Co., Ltd. (Otsuka), to codevelop and copromote with Otsuka ABILIFY* (aripiprazole) for the treatment of schizophrenia and related psychiatric disorders, except in Japan, China, Taiwan, North Korea, South Korea, the Philippines, Thailand, Indonesia, Pakistan and Egypt. The Company began copromoting the product with Otsuka in the U.S. and Puerto Rico in November 2002. In June 2004, the Company received marketing approval from the European Commission. The product is currently copromoted with Otsuka in the United Kingdom, Germany and Spain. ABILIFY* is currently distributed exclusively by the Company in France on a temporary basis until Otsuka joins the copromotion of the product. The Company records alliance revenue for its 65% contractual share of Otsuka’s net sales in these copromotion countries, excluding the United Kingdom and records all expenses related to the product. The Company recognizes this alliance revenue when ABILIFY* is shipped and all risks and rewards of ownership have transferred to Otsuka’s customers. In the United Kingdom, and in France until copromotion with Otsuka commences, the Company records 100% of the net sales and related costs of products sold.

The Company also has an exclusive right to sell ABILIFY* in other countries in Europe, the Americas and a number of countries in Asia. In these countries the Company records 100% of the net sales and related cost of products sold. Under the terms of

Note 2 ALLIANCES AND INVESTMENTS (Continued)

the agreement, the Company purchases the product from Otsuka and performs finish manufacturing for sale by the Company to its customers. The agreement expires in November 2012 in the U.S. and Puerto Rico. For the entire European Union, the agreement expires in June 2014. In each other country where the Company has the exclusive right to sell ABILIFY*, the agreement expires on the later of the tenth anniversary of the first commercial sale in such country or expiration of the applicable patent in such country.

The Company recorded revenue for ABILIFY* of $912 million in 2005, $593 million in 2004 and $283 million in 2003. Total milestone payments made to Otsuka under the agreement through December 2005 were $217 million, of which $157 million was expensed as acquired in-process research and development in 1999. The remaining $60 million was capitalized in other intangible assets and is amortized in cost of products sold over the remaining life of the agreement in the U.S., ranging from 8 to 11 years. The Company amortized in cost of products sold $6 million in 2005, $5 million in 2004 and $5 million in 2003. The unamortized capitalized payment balance was $41 million and $47 million as of December 31, 2005 and 2004, respectively.

ImClone

The Company has a commercialization agreement expiring in September 2018 with ImClone Systems Incorporated (ImClone), a biopharmaceutical company focused on developing targeted cancer treatments, for the codevelopment and copromotion of ERBITUX* in the United States. In 2004, the U.S. Food and Drug Administration (FDA) approved the Biologics License Application (BLA) for ERBITUX* for use in combination with irinotecan in the treatment of patients with Epidermal Growth Factor Receptor (EGFR)-expressing, metastatic colorectal cancer who are refractory to irinotecan-based chemotherapy and for use as a single agent in the treatment of patients with EGFR-expressing, metastatic colorectal cancer who are intolerant to irinotecan-based chemotherapy. The Company paid $250 million in 2004 as a milestone payment for the initial approval of ERBITUX*. Also in 2004, the FDA approved ImClone’s Chemistry, Manufacturing and Controls supplemental BLA (sBLA) for licensure of its BB36 manufacturing facility. On March 1, 2006, the FDA approved ERBITUX* for use in the treatment of squamous cell carcinoma of the head and neck. As a result of the FDA approval, the Company will pay a $250 million milestone payment to ImClone by March 31, 2006. Under the agreement, ImClone receives a distribution fee based on a flat rate of 39% of product revenues in North America. In addition, the Company has the co-exclusive right to commercialize ERBITUX* in Japan (ImClone having previously granted co-exclusive right to Merck KGaA in Japan). In December 2004, the Company, its Japanese affiliate (BMKK), Merck KgaA, Merck Ltd., and ImClone executed a joint development agreement for ERBITUX* in Japan.

The Company accounts for the $250 million approval milestone paid in 2004 and the additional $250 million milestone expected to be paid by March 31, 2006 as license acquisitions and amortizes the payments into cost of products sold over the expected useful life of the license, which is approximately 14 years. In 2005 and 2004, the Company amortized into cost of products sold $17 million and $14 million, respectively. The unamortized portion of the approval payment is recorded in other intangible assets, and was $219 million and $236 million at December 31, 2005 and 2004, respectively.

The Company accounts for its investment in ImClone under the equity method and records its share of the results in equity in net income of affiliates in the consolidated statement of earnings. The Company’s recorded investment in ImClone common stock as of December 31, 2005 and 2004 was $66 million and $72 million, respectively. The Company holds 14.4 million shares of ImClone stock, representing approximately 17% of ImClone’s shares outstanding at December 31, 2005 and 2004. On a per share basis, the carrying value of the ImClone investment and the closing market price of the ImClone shares as of December 31, 2005 were $4.55 and $34.24, respectively, compared to $5.03 and $46.08, respectively, as of December 31, 2004.

The Company determines its equity share in ImClone’s net income or loss by eliminating from ImClone’s results the milestone revenue ImClone recognizes for the $400 million in pre-approval milestone payments made by the Company from 2001 through 2003. The Company recorded $80 million of the pre-approval milestone payments as an equity investment and expensed the remaining $320 million as acquired in-process research and development during that period. Milestone revenue recognized by ImClone in excess of $400 million will not be eliminated by the Company in determining its equity share in ImClone’s results. For its share of ImClone’s results of operations, the Company recorded a net loss of $5 million in 2005, income of $9 million in 2004, and a net loss of $36 million in 2003. The Company recorded net sales for ERBITUX* of $413 million in 2005 and $261 million in 2004.

Merck

In April 2004, the Company entered into a collaboration agreement with Merck & Co., Inc. (Merck) for worldwide codevelopment and copromotion of muraglitazar, the Company’s dual PPAR (peroxisome proliferator activated receptor) agonist, currently in Phase III clinical development for use in treating type 2 diabetes. Under the terms of the agreement, the Company received a $100 million upfront payment in May 2004, and a $55 million milestone payment in January 2005 for the submission of the New Drug Application (NDA).

Note 2 ALLIANCES AND INVESTMENTS (Continued)

In December 2004 the Company submitted an NDA to the FDA for regulatory approval of muraglitazar. In October 2005, the FDA issued an approvable letter for muraglitazar requesting additional information from ongoing clinical trials to more fully address the cardiovascular safety profile of the product. The Company, while continuing discussions with the FDA, has determined that it will likely have to initiate additional new trials to gain regulatory approval and is considering a range of options, including conducting such additional studies or terminating further development of muraglitazar. The additional studies could take approximately five years to complete. In December 2005, the Company and Merck terminated their collaboration agreement for muraglitazar with all rights returning to the Company as of December 21, 2005. As a result of the termination of the agreement, the Company recognized $143 million of deferred income in the fourth quarter of 2005 that was recorded in “Other expense, net.” The Company has a composition of matter patent that expires in the United States in 2020.

Summary Financial Information

Following is summarized financial information for the Company’s equity investments in ImClone and a joint venture with Sanofi in Europe and Asia:

(Dollars in Millions)	2005	2004	2003
Revenues	$2,819	$2,427	$1,605
Gross profit	2,242	1,965	794
Net income	797	673	288
Current assets	2,307	2,206	827
Non-current assets	434	371	259
Current liabilities	1,632	1,447	829
Non-current liabilities	850	949	527

Note 3 RESTRUCTURING

2005 Activities

During 2005 the Company recorded pre-tax charges of $33 million, related to the termination benefits and other related costs for workforce reductions and downsizing and streamlining of worldwide operations primarily in North America, Latin America, Europe, Africa and Asia. Of these charges, $31 million related to employee termination benefits and related expenses for approximately 640 selling and administrative personnel, which includes the restructuring of its U.S. cardiovascular/metabolics primary care sales organization and workforce headcount reduction, $1 million related to retention bonuses and $1 million related to asset impairments. These charges were offset by a $1 million adjustment reflecting changes in estimates for restructuring actions taken in prior periods.

The following table presents a detail of the charges by segment and type. The Company expects to substantially complete these restructuring activities in 2006.

(Dollars in Millions)	Employees	Termination Benefits	Other Exit Costs	Relocation and Retention	Asset Write-Downs	Total
Pharmaceuticals	620	$27	$1	$1	$1	$30
Nutritionals	13	1	—	—	—	1
Other Health Care	7	2	—	—	—	2

Subtotal	640	30	1	1	1	33
Changes in estimates	—	(3)	2	—	—	(1)

Restructuring as reflected in the statement of earnings	640	$27	$3	$1	$1	$32

2004 Activities

        During 2004, the Company recorded pre-tax restructuring and other charges of $116 million, relating to the termination benefits and other related costs for workforce reduction and downsizing and streamlining of worldwide operations primarily in Europe, North America, Asia and Latin America. Of these charges, $107 million primarily related to employee termination benefits and related expenses for approximately 2,000 selling, administrative and manufacturing personnel, $1 million related primarily to asset impairments, $6 million related to the consolidation of certain research facilities and $2 million of retention bonuses. These charges were partially offset by an $8 million adjustment reflecting changes in estimates for restructuring actions taken in prior periods and a $4 million gain on the sale of a research facility previously written off as restructuring.

NOTE 3 RESTRUCTURING (Continued)

The following table presents a detail of the charges by segment and type. The Company has substantially completed these restructuring activities.

(Dollars in Millions)	Employees	Termination Benefits	Other Exit Costs	Asset Write- Downs	Relocation and Retention	Total
Pharmaceuticals	1,440	$73	$5	$1	$8	$87
Other Health Care	350	18	—	—	—	18
Corporate/Other	210	11	—	—	—	11

Subtotal	2,000	102	5	1	8	116
Changes in estimates	—	(7)	—	(1)	—	(8)
Gain in sale of research facility	—	—	—	(4)	—	(4)

Restructuring as reflected in the statement of earnings	2,000	$95	$5	$(4)	$8	$104

2003 Activities

During 2003, the Company recorded pre-tax charges of $65 million, relating to the termination benefits and other related costs for workforce reduction and downsizing and streamlining of worldwide operations primarily in Europe, North America, Asia and Latin America. Of these charges, $50 million related to employee termination benefits and related expenses for approximately 950 selling, administrative and manufacturing personnel, $13 million related to the consolidation of certain research facilities and $2 million of retention bonuses. These charges were offset by a $39 million adjustment reflecting changes in estimates for restructuring actions taken in prior periods, which principally is due to higher than anticipated proceeds from disposal of assets and reduced separation costs.

The following table presents a detail of the charges by segment and type. The Company has substantially completed these restructuring activities.

(Dollars in Millions)	Employees	Termination Benefits	Other Exit Costs	Asset Write- Downs	Relocation and Retention	Total
Pharmaceuticals	850	$39	$3	$—	$15	$57
Other Health Care	100	8	—	—	—	8

Subtotal	950	47	3	—	15	65
Changes in estimates	—	(7)	(3)	(29)	—	(39)

Restructuring as reflected in the statement of earnings	950	$40	$—	$(29)	$15	$26

Rollforward

Restructuring charges and spending against liabilities associated with prior and current actions are as follows:

(Dollars in Millions)	Employee Termination Liability	Other Exit Cost Liability	Total
Balance at December 31, 2002	67	42	109
Charges	47	3	50
Spending	(56)	(35)	(91)
Changes in estimate	(7)	(3)	(10)

Balance at December 31, 2003	$51	$7	$58
Charges	102	5	107
Spending	(68)	(9)	(77)
Changes in estimate	(7)	(1)	(8)

Balance at December 31, 2004	$78	$2	$80
Charges	30	2	32
Spending	(45)	(6)	(51)
Changes in estimate	(3)	2	(1)

Balance at December 31, 2005	$60	$—	$60

These liabilities are included in accrued expenses in the consolidated balance sheet.

Note 4 ACQUISITIONS AND DIVESTITURES

In January 2006, the Company completed the sale of its inventory, trademark, patent and intellectual property rights related to DOVONEX*, a treatment for psoriasis in the United States, to Warner Chilcott Company, Inc. for $200 million in cash. In addition, the Company will receive a royalty based on 5% of net sales of DOVONEX* through the end of 2007. As a result of this transaction, the Company expects to recognize a pre-tax gain of approximately $200 million ($126 million net of tax) in the first quarter of 2006, subject to certain post-closing adjustments.

In the third quarter of 2005, the Company completed the sale of its U.S. and Canadian Consumer Medicines business and related assets (Consumer Medicines) to Novartis AG (Novartis). Under the terms of the agreement, Novartis acquired the trademarks, patents and intellectual property rights of Consumer Medicines for $661 million in cash, including the impact of a working capital adjustment, of which $15 million is attributable to a post-closing supply arrangement between the Company and Novartis. The related assets include the rights to the U.S. Consumer Medicines brands in Latin America, Europe, the Middle East and Africa. The results of operations of Consumer Medicines are included in the Company’s consolidated statement of earnings up to the date of disposal. As a result of this transaction, the Company recorded a pre-tax gain of $569 million ($370 million net of tax) in the third quarter of 2005, subject to certain post-closing adjustments.

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

Note 5 DISCONTINUED OPERATIONS

In May 2005, the Company completed the sale of Oncology Therapeutics Network (OTN) to One Equity Partners LLC for cash proceeds of $197 million, including the impact of a preliminary working capital adjustment. The Company recorded a pre-tax gain of $63 million ($13 million net of tax) that was presented as a gain on sale of discontinued operations in the consolidated statement of earnings. OTN was previously presented as a separate segment.

The following amounts related to the OTN business have been segregated from continuing operations and reported as discontinued operations through the date of disposition, and do not reflect the costs of certain services provided to OTN by the Company. Such costs, which were not allocated by the Company to OTN, were for services that included legal counsel, insurance, external audit fees, payroll processing, and certain human resource services and information technology systems support.

	Year ended December 31,
(Dollars in Millions)	2005	2004	2003
Net sales	$1,015	$2,506	$2,241
(Loss)/earnings before income taxes	(8)	15	14
Net (loss)/earnings from discontinued operations	(5)	10	9

The consolidated balance sheet at December 31, 2004, includes OTN net assets expected to be sold. These include $332 million of assets primarily consisting of receivables and $542 million of liabilities primarily consisting of accounts payable. In addition, goodwill related to OTN at December 31, 2004 of $80 million was written-off against the gain on sale in the second quarter of 2005.

The consolidated statement of cash flows includes the OTN business for all periods presented through the date of disposition. The Company uses a centralized approach to the cash management and financing of its operations and accordingly, debt was not allocated to this business. Cash flows from operating activities of discontinued operations consist of outflows of $265 million for the year ended December 31, 2005 and cash inflows of $134 million and $95 million for the years ended December 31, 2004 and 2003, respectively. Cash flows used in investing activities of discontinued operations was $2 million for the year ended December 31, 2004 and there were no investing activities for the years ended December 31, 2005 and 2003.

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

	Year Ended December 31,
(Amounts in Millions, Except Per Share Data)	2005	2004	2003
Basic:
Earnings from Continuing Operations	$2,992	$2,378	$3,097

Discontinued Operations
Net Earnings	(5)	10	9
Net Gain on Disposal	13	—	—

Net Earnings	$3,000	$2,388	$3,106

Basic Earnings Per Share:
Average Common Shares Outstanding	1,952	1,942	1,937

Earnings from Continuing Operations	$1.53	$1.23	$1.60

Discontinued Operations
Net Earnings	—	—	—
Net Gain on Disposal	—	—	—

Net Earnings per Common Share	$1.53	$1.23	$1.60

Diluted:
Earnings from Continuing Operations	$2,992	$2,378	$3,097

Interest expense on conversion of convertible debt bonds, net of tax	22	7	1
Discontinued Operations
Net Earnings	(5)	10	9
Net Gain on Disposal	13	—	—

Net Earnings	$3,022	$2,395	$3,107

Diluted Earnings Per Share:
Average Common Shares Outstanding	1,952	1,942	1,937
Conversion of convertible debt bonds	29	29	7
Incremental shares outstanding assuming the exercise of dilutive stock options	2	5	6

	1,983	1,976	1,950

Earnings from Continuing Operations	$1.52	$1.21	$1.59

Discontinued Operations
Net Earnings	—	—	—
Net Gain on Disposal	—	—	—

Net Earnings per Common Share	$1.52	$1.21	$1.59

Weighted-average shares issuable upon the exercise of stock options, which were not included in the diluted earnings per share calculation or because they were not dilutive, were 156 million in 2005, 126 million in 2004, and 114 million in 2003.

Note 7 OTHER EXPENSE, NET

The components of other expense, net are:

	Year Ended December 31,
(Dollars in Millions)	2005	2004	2003
Interest expense	$349	$310	$277
Interest income	(148)	(105)	(65)
Foreign exchange transaction losses	58	5	23
Other, net	(222)	(158)	(56)

Other expense, net	$37	$52	$179

In 2005, 2004 and 2003 interest expense was reduced by net interest swap gains of $52 million, $151 million and $116 million, respectively. Interest income relates primarily to cash, cash equivalents and investments in marketable securities. Other, net includes income from third-party contract manufacturing, royalty income and expense, deferred income recognized from the termination of the collaborative agreement for muraglitazar, gains and losses on disposal of investments and property, plant and equipment and debt retirement costs.

Note 8 INCOME TAXES

The components of earnings (loss) from continuing operations before minority interest and income taxes were:

	Year Ended December 31,
(Dollars in Millions)	2005	2004	2003
U.S.	$809	$478	$899
Non-U.S.	3,707	3,940	3,781

	$4,516	$4,418	$4,680

The above amounts are categorized based on the location of the taxing authorities.

The provision/(benefit) for income taxes attributable to continuing operations consisted of:

	Year Ended December 31,
(Dollars in Millions)	2005	2004	2003
Current:
U.S.	$1,058	$513	$423
Non-U.S.	686	728	538

	1,744	1,241	961

Deferred:
U.S.	(852)	264	232
Non-U.S.	40	14	17

	(812)	278	249

	$932	$1,519	$1,210

The Company’s provision for income taxes in 2005, 2004 and 2003 was different from the amount computed by applying the statutory U.S. federal income tax rate to earnings from continuing operations before minority interest and income taxes, as a result of the following:

	% of Earnings Before Minority Interest and Income Taxes
(Dollars in Millions)	2005		2004		2003
Earnings from Continuing Operations Before Minority Interest and Income Taxes	$4,516		$4,418		$4,680

U.S. statutory rate	1,581	35.0%	1,546	35.0%	1,638	35.0%
Effect of operations in Ireland, Puerto Rico and Switzerland	(708)	(15.7)%	(660)	(14.9)%	(734)	(15.7)%
State and local taxes (net of valuation allowance)	2	0.1%	(14)	(0.3)%	14	0.3%
Changes in estimate for contingent tax matters	114	2.5%	293	6.6%	197	4.2%
Non-deductible reserves	—	—	12	0.3%	88	1.9%
Anticipated dividend repatriation under AJCA	(135)	(3.0)%	575	13.0%	—	—
Federal and foreign valuation allowance	32	0.7%	142	3.2%	133	2.8%
Foreign and other	46	1.0%	(375)	(8.5)%	(126)	(2.7)%

	$932	20.6%	$1,519	34.4%	$1,210	25.8%

Note 8 INCOME TAXES (Continued)

The effective income tax rate on earnings from continuing operations before minority interest and income taxes was 20.6% in 2005 compared with 34.4% in 2004 and 25.8% in 2003. The lower effective tax rate in 2005 was due primarily to a 2004 charge of approximately $575 million for estimated deferred income taxes related to the repatriation of approximately $9 billion in special dividends from the Company’s non-U.S. subsidiaries pursuant to the American Jobs Creation Act (AJCA), a 2004 charge related to the establishment of a valuation allowance against certain charitable contributions, a tax benefit in 2005 associated with the release of certain tax contingency reserves resulting from the settlement of examinations by the Internal Revenue Service (IRS) for the years 1998 through 2001, and a change in estimate in 2005 related to the reduction of the aforementioned 2004 AJCA deferred tax charge, partially offset by lower estimated foreign tax credits in 2005. The increase in the 2004 effective tax rate over the 2003 effective tax rate was primarily attributable to the aforementioned 2004 AJCA deferred tax charge of $575 million, the aforementioned establishment of a valuation allowance against certain charitable contributions in 2004, an increase in estimates for contingent tax matters, partially offset by the favorable resolution of certain tax refund claims, increased foreign tax credits, and in 2003, the effect of certain litigation reserves as non-deductible.

In the fourth quarter of 2004, the Company disclosed that it anticipated repatriating approximately $9 billion in special dividends in 2005 and recorded a $575 million provision for deferred taxes pursuant to the AJCA as enacted and other pending matters. The Company repatriated approximately $6.2 billion from foreign subsidiaries in the first quarter of 2005 and repatriated the remaining balance of approximately $2.8 billion in the fourth quarter of 2005. The Company expects that approximately all of the $9 billion repatriated in 2005 will qualify as special dividends subject to finalization of its 2005 U.S. federal income tax return and any related tax examinations by the IRS. The Company has used and expects to continue to use the special dividends in accordance with requirements established by the AJCA and the U.S. Treasury Department. During the second quarter of 2005, the U.S. Treasury Department issued AJCA related guidance clarifying that the “gross-up” for foreign taxes associated with the special dividends also qualifies for the 5.25% tax rate established by the AJCA. As a result of this guidance, the Company reduced the $575 million provision by recording a benefit of approximately $135 million in its tax provision for 2005.

The components of current and non-current deferred income tax assets (liabilities) were:

	December 31,
(Dollars in Millions)	2005	2004
Acquired in-process research and development	$976	$1,156
Intercompany profit and other inventory items	225	274
Foreign tax credit carryforward	975	801
Deferred income	136	194
Alternative minimum tax and research and development credit carryforward	125	89
Charitable contribution carryforward	117	135
State tax net operating loss carryforward	306	194
Foreign deferred tax assets	252	305
Postretirement and pension benefits	(223)	(213)
Depreciation	(245)	(332)
Deferred foreign currency gain/loss	(3)	120
Anticipated dividend repatriation under AJCA	—	(575)
Legal settlements	127	92
Other, net	171	(20)

	2,939	2,220
Valuation allowance	(559)	(507)

Deferred tax assets, net	$2,380	$1,713

Recognized as:
Deferred Income Taxes – Current	$776	$805
Deferred Income Taxes – Non-Current	1,808	1,129
U.S. and Foreign Income Taxes Payable	(26)	(18)
Other Liabilities – Non-Current	(178)	(203)

Total	$2,380	$1,713

        The valuation allowance of $559 million at December 31, 2005 relates to $79 million of foreign and state net deferred tax assets, $363 million of foreign and state net operating loss and tax credit carryforwards, and $117 million of charitable contribution carryforwards that the Company currently believes are not likely to be realized.

Note 8 INCOME TAXES (Continued)

The Company has recorded deferred tax assets related to U.S. foreign tax credit carryforwards of approximately $975 million and U.S. research tax credit carryforwards of approximately $120 million, which expire in varying amounts beginning in 2012. Realization of the foreign tax credit and research tax credit carryforwards is dependent on generating sufficient domestic-sourced taxable income prior to their expiration. Although realization is not assured, management believes it is more likely than not that these deferred tax assets will be realized. The Company anticipates increasing its level of domestic profitability over time by undertaking actions such as increasing its biologics manufacturing capacity in the U.S. While increasing domestic profitability will likely cause the Company’s effective tax rate to increase, it will also further enhance the Company’s ability to utilize its foreign tax credit and research tax credit carryforwards. The amount of foreign tax credit and research tax credit carryforwards considered realizable, however, could be reduced in the near term if the outcome of the PLAVIX* litigation in the U.S. is unfavorable, and/or if the timing of generic competition for PLAVIX* were to be accelerated. If such events occur, the Company may need to record significant additional valuation allowances against these deferred tax assets. For additional information on PLAVIX* litigation, see “Item 1A. Risk Factors” and “Item 8. Financial Statements—Note 20. Legal Proceedings and Contingencies.”

Income taxes paid during the year were $1,556 million, $822 million and $869 million in 2005, 2004 and 2003, respectively.

The current tax benefit realized upon the exercise of stock options is charged to capital in excess of par value of stock and amounted to $19 million, $26 million and $10 million in 2005, 2004 and 2003, respectively.

As of December 31, 2005, the Company had approximately $8.4 billion of undistributed earnings of foreign subsidiaries for which taxes have not been provided as the Company has invested or expects to invest these undistributed earnings permanently offshore. If in the future these earnings are repatriated to the United States, or if the Company determines such earnings will be remitted in the foreseeable future, additional tax provisions would be required. Due to complexities in the tax laws and the assumptions that would have to be made, it is not practicable to estimate the amounts of income taxes that would have to be provided.

The Company has settled its U.S. federal income tax returns with the Internal Revenue Service (IRS) through 2001. The Company’s U.S. Federal income tax returns for 2002 and 2003 are currently under examination by the IRS. The Company conducts business in various states, municipalities, and foreign countries through its subsidiary companies. State, local and foreign tax authorities routinely examine the Company’s income tax returns.

The Company establishes liabilities for possible assessments by taxing authorities resulting from known tax exposures including, but not limited to, transfer pricing, certain tax credits, deductibility of certain expenses, and various state, local, and foreign tax matters. Such amounts represent a reasonable provision for taxes ultimately expected to be paid, and may need to be adjusted over time as more information becomes known. The effect of changes in estimates related to contingent tax matters is included in the effective tax rate reconciliation above. In 2005, the Company recognized an income tax benefit of approximately $159 million due to the settlement of the Company’s U.S. Federal income tax returns for the years 1998 through 2001.

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

Note 9 RECEIVABLES

The major categories of receivables follow:

	December 31,
(Dollars in Millions)	2005	2004
Trade receivables	$2,797	$3,393
Miscellaneous receivables	788	1,201

	3,585	4,594
Less allowances	207	221

Receivables, net	$3,378	$4,373

Note 10 INVENTORIES

The major categories of inventories follow:

	December 31,
(Dollars in Millions)	2005	2004
Finished goods	$867	$1,004
Work in process	679	393
Raw and packaging materials	514	433

Inventories, net	$2,060	$1,830

The Company has finished good inventories that could be impaired if it is determined that such inventories cannot be reworked for commercialization. As of December 31, 2005, the carrying value of these inventories was $25 million and no allowance has been provided.

Note 11 PROPERTY, PLANT AND EQUIPMENT

The major categories of property, plant and equipment follow:

	December 31,
(Dollars in Millions)	2005	2004
Land	$280	$290
Buildings	4,560	4,497
Machinery, equipment and fixtures	4,574	4,686
Construction in progress	570	536

	9,984	10,009
Less accumulated depreciation	4,291	4,244

Property, plant and equipment, net	$5,693	$5,765

Capitalized interest is included in the categories of property, plant and equipment shown above. The Company capitalized interest of $9 million, $10 million and $35 million in the years ended December 31, 2005, 2004 and 2003, respectively.

Note 12 GOODWILL

The changes in the carrying amount of goodwill for the years ended December 31, 2005 and 2004 were as follows:

(Dollars in Millions)	Pharmaceuticals Segment	Nutritionals Segment	Other Health Care Segment	Discontinued Operations	Total
Balance as of December 31, 2003	$4,448	$118	$190	$80	$4,836
Purchase accounting adjustments:
Reduction due to sale of Adult Nutritional business	—	(5)	—	—	(5)
Purchase price and allocation adjustments	—	—	74	—	74

Balance as of December 31, 2004	$4,448	$113	$264	$80	$4,905
Purchase accounting adjustment:
Reduction due to sale of OTN	—	—	—	(80)	(80)
Reduction due to sale of Consumer Medicines	—	—	(1)	—	(1)
Purchase price and allocation adjustments	—	—	(1)	—	(1)

Balance as of December 31, 2005	$4,448	$113	$262	$—	$4,823

Note 13 OTHER INTANGIBLE ASSETS

As of December 31, 2005 and 2004, other intangible assets consisted of the following:

	December 31,
(Dollars in Millions)	2005	2004
Patents/Trademarks	$269	$278
Less accumulated amortization	113	90

Patents/Trademarks, net	156	188

Licenses	431	523
Less accumulated amortization	113	116

Licenses, net	318	407

Technology	1,787	1,787
Less accumulated amortization	676	516

Technology, net	1,111	1,271

Capitalized Software	761	710
Less accumulated amortization	425	316

Capitalized Software, net	336	394

Total other intangible assets, net	$1,921	$2,260

In 2005, the Company recorded impairment charges of $42 million resulting from actual and estimated future sales declines of TEQUIN.

Amortization expense for other intangible assets for the years ended December 31, 2005, 2004 and 2003 was $352 million, $316 million and $298 million, respectively.

Expected amortization expense related to the current net carrying amount of other intangible assets follows:

Years Ending December 31,	(Dollars in Millions)
2006	$351
2007	331
2008	276
2009	241
2010	213
Later Years	509

Note 14 SHORT-TERM BORROWINGS AND LONG-TERM DEBT

Short-term borrowings at the end of 2005 and 2004 were $231 million and $1,883 million, respectively, with the reduction of these borrowings due primarily to the retirement of commercial paper.

In August 2005 a wholly-owned subsidiary of the Company entered into a new $2.5 billion term facility with a syndicate of bank lenders. Borrowings under this facility are guaranteed by the Company, the subsidiaries of the borrower and by certain European subsidiaries of the Company. This facility contains a five-year tranche of up to $2.0 billion and a two-year tranche of up to $500 million. Interest is paid on a periodic basis, as agreed with the lenders, at an annual rate equal to the applicable LIBOR plus 0.25%. The Company is subject to substantially the same covenants as those included in its December 2004 Revolving Credit facility. The Company is also subject to further restrictions, including certain financial covenants. Prior to borrowing any proceeds against this facility, the Company obtained a waiver from the lenders for a covenant default under this facility due to a one-time intercompany distribution. As of December 31, 2005, this facility was fully drawn and the Company was in full compliance with all covenants.

        During the second quarter of 2005, the Company repurchased all of its outstanding $2.5 billion aggregate principal amount 4.75% Notes due 2006, and incurred an aggregate pre-tax loss of approximately $69 million in connection with the early redemption of the Notes and termination of related interest rate swaps.

In December 2004, the Company replaced its prior $1 billion revolving credit facilities with a new $2 billion five year revolving credit facility from a syndicate of lenders, which is extendable on the anniversary date with the consent of the lenders. This facility contains a financial covenant whereby the ratio of consolidated debt to consolidated capital cannot exceed 50%. The Company has been in compliance with this covenant since the inception of the new facility. There were no borrowings outstanding under the revolving credit facilities at December 31, 2005 and 2004. The Company had unused short-term lines of credit with foreign banks of $198 million and $158 million at December 31, 2005 and 2004, respectively.

Note 14 SHORT-TERM BORROWINGS AND LONG-TERM DEBT (Continued)

The components of long-term debt were as follows:

	December 31,
(Dollars in Millions)	2005	2004
4.75% Notes, due 2006	$—	$2,507
5.75% Notes, due 2011	2,425	2,488
Floating Rate Bank Term Facility, due 2010	2,000	—
Floating Rate Convertible Debentures, due 2023(1)	1,188	1,183
5.25% Notes, due 2013	593	610
Floating Rate Bank Term Facility, due 2007	500	—
4.00% Notes, due 2008	387	396
6.80% Debentures, due 2026	384	367
7.15% Debentures, due 2023	365	365
6.88% Debentures, due 2097	296	296
1.10% Yen Notes, due 2008	106	120
5.75% Industrial Revenue Bonds, due 2024	34	34
1.43% Yen Notes, due 2008	30	34
1.81% Yen Notes, due 2010	30	34
Variable Rate Industrial Revenue Bonds, due 2030	15	15
Other	11	14

	$8,364	$8,463

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

The Company has entered into fixed to floating interest rate swaps for $3.4 billion of its long-term debt. During 2004, 2003 and 2002 the Company executed several fixed to floating interest rate swaps to convert $6.2 billion of the Company’s fixed rate debt to be paid in 2006, 2008, 2011, 2013, 2023 and 2026 to variable rate debt. For the year ended December 31, 2005, the Company recognized a net reduction in interest expense of $54 million that reflects the benefit of the lower floating rate obtained in the swap agreement. In April 2005, in connection with the early redemption of its $2.5 billion Notes due 2006, the Company terminated $2 billion notional amount of its 2006 fixed-to-floating interest rate swap agreements and incurred a pre-tax loss of $28 million. In June 2005, the Company terminated $500 million notional amount of its 2011 fixed-to-floating interest rate swap agreements related to its $2.5 billion Notes due 2011, and incurred a pre-tax loss of $23 million. This loss will be amortized to interest expense over the remaining life of the Notes, due 2011, of which $2 million was recognized in 2005. In September 2005, the Company terminated $350 million notional amount of its 2026 fixed-to-floating interest rate swap agreements related to its $350 million Debentures due 2026 and received a gain of $39 million. This gain will be recognized against interest expense over the remaining life of the Debentures due 2026, of which approximately $1 million was recognized in 2005. Cash payments for interest, including payments due to interest rate swaps, were $598 million, $354 million and $290 million in 2005, 2004 and 2003, respectively. The Company’s cash receipts from interest rate swaps were $275 million, $298 million and $166 million in 2005, 2004 and 2003, respectively, and were excluded from cash payments for interest.

	Payments due by period
(Dollars in Millions)	Total	2006	2007	2008	2009	2010	Later Years
Long-Term Debt(2)	$8,364	$—	$504	$1,715	$3	$2,030	$4,112

(2)

2006 obligations are included in short-term borrowings on the Company’s consolidated balance sheet at December 31, 2005 and all balances approximate the outstanding nominal long-term debt values. The Company’s convertible debenture is included as due for payment in 2008, as it contains a 2008 put and call feature as described above.

        At December 31, 2005, the Company had provided financial guarantees in the form of stand-by letters of credit and performance bonds. The majority of the stand-by letters of credit are with insurance companies in support of third-party liability programs. The performance bonds relate to the sale of Company product to various foreign ministries of health in the Middle East. The Company believes the significant majority of these guarantees will expire without being funded. The amounts of these obligations are presented in the following table:

Note 14 SHORT-TERM BORROWINGS AND LONG-TERM DEBT (Continued)

	Expiration Period
(Dollars in Millions)	Total	Less than 1 year	1 to 2 years	Greater than 2 years
Stand-by letters of credit	$66	$26	$40	$—
Performance bonds and guarantees	8	6	—	2

Total other commercial commitments	$74	$32	$40	$2

Note 15 STOCKHOLDERS’ EQUITY

Changes in common shares, treasury stock, capital in excess of par value of stock, and restricted stock were:

(Dollars and Shares in Millions)	Common Shares Issued	Treasury Shares	Cost of Treasury Stock	Capital in Excess of Par Value of Stock	Restricted Stock
Balance at December 31, 2002	2,201	264	$(11,502)	$2,491	$(52)
Issued pursuant to stock plans and options	—	(3)	64	(14)	(23)
Amortization of restricted stock	—	—	—	—	18
Lapses and forfeitures of restricted stock	—	—	(2)	—	2

Balance at December 31, 2003	2,201	261	(11,440)	2,477	(55)
Issued pursuant to stock plans and options	1	(6)	137	12	(32)
Amortization of restricted stock	—	—	—	—	24
Lapses and forfeitures of restricted stock	—	—	(8)	2	6

Balance at December 31, 2004	2,202	255	(11,311)	2,491	(57)

Issued pursuant to stock plans and options	3	(7)	148	36	(40)
Amortization of restricted stock	—	—	—	—	22
Lapses and forfeitures of restricted stock	—	—	(5)	1	4

Balance at December 31, 2005	2,205	248	$(11,168)	$2,528	$(71)

Each share of the Company’s preferred stock is convertible into 16.96 shares of common stock and is callable at the Company’s option. The reductions in the number of issued shares of preferred stock in 2005, 2004, and 2003 were due to conversions into shares of common stock.

Dividends declared per common share were $1.12 in 2005, $1.12 in 2004 and $1.12 in 2003.

The accumulated balances related to each component of other comprehensive income/(loss) were as follows:

(Dollars in Millions)	Foreign Currency Translation	Deferred (Income)/Loss on Effective Hedges	Minimum Pension Liability Adjustment	Available for Sale Securities	Accumulated Other Comprehensive Income/(Loss)
Balance at December 31, 2002	$(724)	$(87)	$(94)	$1	$(904)
Other comprehensive income/(loss)	233	(171)	(36)	23	49

Balance at December 31, 2003	(491)	(258)	(130)	24	(855)
Other comprehensive income/(loss)	208	(51)	(93)	(1)	63

Balance at December 31, 2004	(283)	(309)	(223)	23	(792)
Other comprehensive income/(loss)	(270)	325	(6)	(22)	27

Balance at December 31, 2005	$(553)	$16	$(229)	$1	$(765)

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

Note 15 STOCKHOLDERS’ EQUITY (Continued)

The 2002 Stock Incentive Plan provides for the granting of common stock to key employees, subject to restrictions as to continuous employment. Restrictions generally expire over a five-year period from date of grant. Compensation expense is recognized over the restricted period. At December 31, 2005 and 2004, there were 4.2 million and 2.9 million shares of restricted stock outstanding under the plan, respectively. In 2005, 1.8 million shares of restricted stock were granted with a fair value of $24.61 per common share.

The 2002 Stock Incentive Plan also incorporates the Company’s long-term performance awards. These awards, which are delivered in the form of a target number of performance shares, have a three-year cycle. For 2004 to 2006, the awards will be based 50% on cumulative EPS, 50% on cumulative sales, with the ultimate payout modified by the Company’s total stockholder return versus the 11 companies in its proxy peer group. If threshold targets are not met for the performance period, no payment will be made under the long-term performance award plan. Maximum performance for all three measures will result in a maximum payout of 253% of target. At December 31, 2005 and 2004, there were 1.8 million and 0.9 million performance shares outstanding under the plan, respectively. In 2005, 1.1 million performance shares were granted with a fair value of $25.45 per common share.

Under the TeamShare Stock Option Plan, full-time employees, excluding key executives, were granted options to purchase the Company’s common stock at the market price on the date the options were granted. The Company authorized 66 million shares for issuance under the plan. Individual grants generally became exercisable evenly on the third, fourth, and fifth anniversary of the grant date and have a maximum term of 10 years. Options on 35.3 million shares have been exercised under the plan as of December 31, 2005.

The fair value of the options granted during 2005, 2004 and 2003 was estimated as $5.49 per common share, $5.91 per common share and $5.15 per common share, respectively, on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2005	2004	2003
Dividend yield	4.6%	4.4%	4.0%
Volatility	29.4%	30.0%	29.7%
Risk-free interest rate	4.4%	3.5%	3.5%
Expected life (years)	7	7	7

Stock option transactions were:

	Shares of Common Stock		Weighted Average Exercise Price of Shares
(Shares in Millions)	Available for Option Award	Issued Under Plan
Balance at December 31, 2002	26	149	$41.20
Authorized	19	—	—
Granted	(22)	22	23.19
Exercised	—	(4)	13.76
Lapsed	6	(6)	43.62

Balance at December 31, 2003	29	161	$39.24

Authorized	18	—	—
Granted	(20)	20	27.88
Exercised	—	(7)	14.56
Lapsed	11	(11)	40.69

Balance at December 31, 2004	38	163	$38.87

Authorized	18	—	—
Granted	(20)	20	25.37
Exercised	—	(9)	16.26
Lapsed	10	(10)	37.67

Balance at December 31, 2005	46	164	$38.45

Note 15 STOCKHOLDERS’ EQUITY (Continued)

The following tables summarize information concerning the Company’s stock compensation plans and currently outstanding and exercisable options:

(Shares in Millions)	Number of securities to be issued upon exercise of outstanding options and rights (a)	Weighted average exercise price of outstanding options and rights (b)	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a) (c)
Plan Category
Equity compensation plans approved by security holders	142	$37.93	36
Equity compensation plans not approved by security holders	22	41.76	10

	164	$38.45	46

(Shares in Millions)		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life(1)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$20 — $30	81	6.83	25.73	37	25.44
$30 — $40	9	1.19	32.35	9	32.35
$40 — $50	42	3.83	47.03	39	46.96
$50 — $60	14	4.99	58.13	12	58.16
$60 and up	18	3.49	63.32	16	63.32

	164	5.24	$38.45	113	$42.23

(1)	Average contractual life remaining in years.

At December 31, 2005, 298 million shares of common stock were reserved for issuance pursuant to stock plans, options and conversions of preferred stock. Options related to discontinued operations included in the above amounts are not material.

Note 16 FINANCIAL INSTRUMENTS

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

The Company’s primary foreign currency exposures on anticipated transactions, primarily intercompany inventory purchases expected to occur within the next two years, are the euro, Canadian dollar, Japanese yen, Mexican peso and Chinese yuan. The Company utilizes foreign currency forward contracts to hedge exposures on certain foreign currencies and designates these derivative instruments as cash flow hedges. The notional amounts of the Company’s foreign exchange derivative contracts at December 31, 2005 and 2004, were $2,296 million and $3,461 million, respectively. For these derivatives, in which the majority qualify as hedges of future anticipated cash flows, the effective portion of changes in fair value is temporarily deferred in other comprehensive income (OCI) and then recognized in earnings when the hedged item affects earnings.

        SFAS No. 133 requires that the Company perform periodic assessments of hedge effectiveness. These assessments determine whether derivatives designated as qualifying hedges continue to be highly effective in offsetting changes in the cash flows of hedged items. Any ineffective portion of fair value can no longer be deferred in OCI and is included in current period earnings. For the years ended December 31, 2005 and 2004, the hedge ineffectiveness on earnings were not significant. Additionally, the Company uses foreign exchange forward contracts to offset its exposure to certain currency assets and liabilities. These foreign exchange forward contracts are not designated as hedges and, therefore, changes in the fair value of these derivatives are recognized in earnings as

Note 16 FINANCIAL INSTRUMENTS (Continued)

they occur. In 2005 and 2004, the amounts recognized in earnings related to foreign exchange forward contracts that did not qualify for hedge accounting treatment were not significant.

The fair value of option and forward contracts were assets of $53 million and liabilities of $362 million, at December 31, 2005 and 2004, respectively, and was recorded in other assets and accrued liabilities at December 31, 2005 and 2004, respectively. The fair value of all foreign exchange contracts is based on year-end currency rates (and the Black-Scholes model in the case of option contracts).

The Company had exposures to net foreign currency denominated assets and liabilities of approximately $2,488 million and $2,264 million at December 31, 2005 and 2004, respectively, primarily in Europe, Japan, Mexico, Australia and Canada.

In addition to the foreign exchange hedge contracts noted above, the Company utilizes forward contracts to hedge foreign currency denominated monetary assets and liabilities. The primary objective of these forward contracts is to protect the U.S. dollar value of foreign currency denominated monetary assets and liabilities from the effects of volatility in foreign exchange rates that might occur prior to their receipt or settlement in U.S. dollars. These foreign currency denominated monetary assets and liabilities are primarily denominated in Japanese yen and euro. The forward contracts are not designated as hedges and are marked to market through other income/expense. The notional and fair value amount of purchased foreign exchange forward contracts was $142 million and a $2 million liability, respectively, at December 31, 2005, and was $229 million and a $10 million liability, respectively, at December 31, 2004. The notional and fair value amount of sold foreign exchange forward contracts was $47 million and a $1 million asset, respectively, at December 31, 2005, and was $96 million and a $4 million asset, respectively, at December 31, 2004.

The Company also uses non U.S. dollar borrowings and, to a lesser extent, forward contracts, to hedge the foreign currency exposures of the Company’s net investment in certain foreign affiliates. These non U.S. dollar borrowings and forward contracts are designated as hedges of net investments. The effective portion of foreign exchange gains or losses on these hedges is recorded as part of the foreign currency translation component of other comprehensive income. At December 31, 2005 and 2004, $12 million in after tax gains and $6 million in after tax losses, respectively, were recorded in the foreign currency translation component of other comprehensive income.

The Company uses derivative instruments as part of its interest rate risk management strategy. The derivative instruments used comprised principally of fixed to floating rate interest rate swaps, which are subject to fair-value hedge accounting treatment. During, 2004, 2003 and 2002, the Company executed several fixed-to-floating interest rate swap contracts with several financial institutions to convert $6.2 billion of the Company’s fixed rate debt to be paid in 2006, 2008, 2011, 2013, 2023 and 2026 to variable rate debt. The notional amounts of these swaps were $3.4 billion and $6.2 billion as of December 31, 2005 and 2004, respectively. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the Company recognized a net reduction in interest expense of $54 million, $151 million and $116 million in 2005, 2004 and 2003, respectively, that reflects the benefit of the lower floating rate obtained in the swap as compared to the fixed rate of the underlying debt. In April 2005, in connection with the early redemption of its $2.5 billion Notes due 2006, the Company terminated $2 billion notional amount of its 2006 fixed-to-floating interest rate swap agreements and incurred a pre-tax loss of $28 million. In June 2005, the Company terminated $500 million notional amount of its 2011 fixed-to-floating interest rate swap agreements related to its $2.5 billion Notes due 2011, and incurred a pre-tax loss of $23 million. This loss will be amortized to interest expense over the remaining life of the Notes, due 2011, of which $2 million was recognized in 2005. In September 2005, the Company terminated $350 million notional amount of its 2026 fixed-to-floating interest rate swap agreements related to its $350 million Debentures due 2026 and resulted in a gain of $39 million. This gain will be recognized against the interest expense over the remaining life of the Debentures due 2026, of which approximately $1 million was recognized in 2005.

The swap contracts as well as the underlying debt being hedged are recorded at fair value, which resulted in an increase in non-current assets of $21 million, current liabilities of $51 million and a reduction in long-term debt of $30 million, and an increase in non-current assets of $76 million, current liabilities of $1 million and long-term debt of $75 million at December 31, 2005 and 2004, respectively. Swap contracts are generally held to maturity and the Company does not use derivative financial instruments for speculative purposes.

During 2005, 2004 and 2003, the Company reclassified deferred losses of $130 million, $234 million and $223 million, respectively, from OCI to earnings, the majority of which was classified as cost of products sold.

The carrying amount of the Company’s other financial instruments, which includes cash, cash equivalents, marketable securities, accounts receivable and accounts payable, approximates their fair value at December 31, 2005 and 2004. For long-term debt the difference between the fair value and carrying value is not material.

Note 17 SEGMENT INFORMATION

The Company is organized in three reportable segments—Pharmaceuticals, Nutritionals and Other Health Care. The Pharmaceuticals segment is comprised of the global pharmaceutical and international consumer medicines businesses. The Nutritionals segment consists of Mead Johnson, primarily an infant formula business and children’s Nutritional business. The Other Health Care segment consists of ConvaTec, Medical Imaging and Consumer Medicines (United States and Canada). In the third quarter of 2005, the Company completed the sale of its Consumer Medicines business. For additional information on the sale of Consumer Medicines, see “—Note 4. Acquisitions and Divestitures.”

The Company’s products are sold principally to the wholesale and retail trade, both nationally and internationally. Certain products are also sold to other drug manufacturers, hospitals, clinics, government agencies and the medical profession. Three wholesalers accounted for approximately 20%, 19% and 11%, respectively, of the Company’s total net sales in 2005. In 2004, sales to these wholesalers accounted for 19%, 17% and 10%, respectively, of the Company’s total net sales. In 2003, the same three wholesalers each accounted for approximately 17%, 15% and 13%, respectively, of the Company’s total net sales. These sales were concentrated in the Pharmaceuticals segment.

Business Segments

	Net Sales			Earnings Before Minority Interest and Income Taxes			Year-end Assets
(Dollars in Millions)	2005	2004	2003	2005	2004	2003	2005	2004
Pharmaceuticals	$15,254	$15,564	$15,025	$3,698	$4,301	$4,414	$11,671	$12,436
Nutritionals	2,205	2,001	2,023	648	586	542	1,088	1,055
Other Health Care	1,748	1,815	1,605	492	529	363	1,180	1,368

Total segments	19,207	19,380	18,653	4,838	5,416	5,319	13,939	14,859
Corporate/Other	—	—	—	(322)	(998)	(639)	14,199	15,576

Total	$19,207	$19,380	$18,653	$4,516	$4,418	$4,680	$28,138	$30,435

Corporate/Other consists principally of interest income, interest expense, certain administrative expenses and allocations to the business segments of certain corporate programs and the gain on the sale of Consumer Medicines business. Corporate/Other assets include cash and cash equivalents, marketable securities, goodwill, assets of OTN held available for sale at December 31, 2004 and sold in 2005 and certain other assets.

	Capital Expenditures			Depreciation
(Dollars in Millions)	2005	2004	2003	2005	2004	2003
Pharmaceuticals	$554	$455	$678	$477	$474	$391
Nutritionals	65	55	50	38	48	39
Other Health Care	30	27	23	25	22	19

Total segments	649	537	751	540	544	449
Corporate/Other	44	49	74	37	49	42

Total	$693	$586	$825	$577	$593	$491

Geographic Areas

	Net Sales			Year-end Assets
(Dollars in Millions)	2005	2004	2003	2005	2004
United States	$10,461	$10,613	$10,656	$20,579	$15,727
Europe, Middle East and Africa	5,136	5,470	4,985	4,779	5,920
Other Western Hemisphere	1,592	1,425	1,333	1,556	7,228
Pacific	2,018	1,872	1,679	1,224	1,560

Total	$19,207	$19,380	$18,653	$28,138	$30,435

The change in year-end assets in the United States and Other Western Hemisphere in 2005 from 2004 is primarily related to the 2005 cash repatriation from the Company’s non-U.S. subsidiaries pursuant to the AJCA of 2004.

Note 18 LEASES

Minimum rental commitments under all non-cancelable operating leases, primarily real estate and motor vehicles, in effect at December 31, 2005, were:

Years Ending December 31,	(Dollars in Millions)
2006	$129
2007	105
2008	81
2009	58
2010	34
Later years	68

Total minimum payments	475
Less total minimum sublease rentals	63

Net minimum rental commitments	$412

Operating lease rental expense (net of sublease rental income of $15 million in 2005, $13 million in 2004 and $11 million in 2003) was $150 million in 2005, $149 million in 2004 and $137 million in 2003.

Note 19 PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

The Company and certain of its subsidiaries have defined benefit pension plans, defined contribution plans, and termination indemnity plans for regular full-time employees. The principal pension plan is the Bristol-Myers Squibb Retirement Income Plan. The funding policy is to contribute amounts to provide for current service and to fund past service liability. Plan benefits are based primarily on the participant’s years of credited service and compensation. Plan assets consist principally of equity and fixed-income securities.

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

Cost of the Company’s deferred benefits and postretirement benefit plans included the following components:

	Pension Benefits			Other Benefits
(Dollars in Millions)	2005	2004	2003	2005	2004	2003
Service cost—benefits earned during the year	$223	$180	$144	$9	$8	$8
Interest cost on projected benefit obligation	314	295	275	36	37	46
Expected return on plan assets	(361)	(355)	(353)	(20)	(18)	(15)
Net amortization and deferral	216	157	71	3	—	7

Net periodic benefit cost	392	277	137	28	27	46
Curtailments and settlements	—	(1)	(1)	—	—	—

Total net periodic benefit cost	$392	$276	$136	$28	$27	$46

The Company has recognized the impact of the Medicare Prescription Drug Improvement and Modernization Act of 2003 in 2005 and 2004, and in accordance with FSP No. 106-2, recorded $11 million and $8 million in 2005 and 2004, respectively, as a reduction in net periodic benefit costs.

Note 19 PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS (Continued)

Changes in benefit obligations and plan assets for December 31, 2005 and 2004, for the Company’s defined benefit and postretirement benefit plans, were:

	Pension Benefits		Other Benefits
(Dollars in Millions)	2005	2004	2005	2004
Benefit obligation at beginning of year	$5,481	$4,755	$646	$758
Service cost—benefits earned during the year	223	180	9	8
Interest cost on projected benefit obligation	314	295	36	37
Plan participants’ contributions	3	3	8	6
Curtailments and settlements	(2)	(3)	—	—
Actuarial losses/(gains)	400	533	17	(78)
Plan amendments	—	(4)	—	(17)
Benefits paid	(386)	(399)	(73)	(68)
Exchange rate (gains)/losses	(115)	121	—	—

Benefit obligation at end of year	$5,918	$5,481	$643	$646

Fair value of plan assets at beginning of year	$4,602	$4,085	$230	$205
Actual return on plan assets	469	456	23	25
Employer contribution	423	367	65	62
Plan participants’ contributions	3	3	8	6
Settlements	(1)	—	—	—
Transfer in/(out)	—	(3)	—	—
Benefits paid	(386)	(399)	(73)	(68)
Exchange rate (losses)/gains	(93)	93	—	—

Fair value of plan assets at end of year	$5,017	$4,602	$253	$230

Funded status	$(901)	$(879)	$(390)	$(416)
Unamortized net obligation at adoption	2	3	—	—
Unrecognized prior service cost	61	74	(27)	(31)
Unrecognized net actuarial loss	2,067	2,017	108	103

Net amount recognized	$1,229	$1,215	$(309)	$(344)

Amounts recognized in the balance sheet consist of:
Prepaid benefit cost	$1,324	$1,272	$—	$—
Accrued benefit cost	(423)	(406)	(309)	(344)
Intangible assets	2	3	—	—
Accumulated other comprehensive loss	326	346	—	—

Net amount recognized	$1,229	$1,215	$(309)	$(344)

Several plans had underfunded accrued benefit obligations that exceeded their accrued benefit liabilities at December 31, 2005 and 2004. Additional minimum liabilities were established to increase the accrued benefit liabilities to the values of the underfunded accrued benefit obligations. The additional minimum liabilities totaled $328 million and $349 million at December 31, 2005 and 2004, respectively, for a U.S. unfunded benefit equalization plan and several international plans. The additional minimum liabilities were offset by intangible assets of $2 million and $3 million and charges to other comprehensive income included in stockholders’ equity of $326 million and $346 million at December 31, 2005 and 2004, respectively.

The accumulated benefit obligation for all defined benefit pension plans was $5,209 million and $4,828 million at December 31, 2005 and 2004, respectively.

Information for pension plans with accumulated benefit obligations in excess of plan assets was:

	December 31,
(Dollars in Millions)	2005	2004
Projected benefit obligation	$1,343	$1,313
Accumulated benefit obligation	1,148	1,139
Fair value of plan assets	748	742

Note 19 PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS (Continued)

This is attributable primarily to an unfunded U.S. benefit equalization plan and several plans in the international markets. The unfunded U.S. benefit equalization plan provides pension benefits for employees with compensation above IRS limits and cannot be funded in a tax-advantaged manner.

Additional information pertaining to the Company’s pension and postretirement plans:

	Pension Benefits			Other Benefits
(Dollars in Millions)	2005	2004	2003	2005	2004	2003
(Decrease)/Increase in minimum liability, including the impact of foreign currency fluctuations, included in other comprehensive income	$(20)	$153	$53	$—	$—	$—

Weighted-average assumptions used to determine benefit obligations at December 31, were:

	Pension Benefits		Other Benefits
	2005	2004	2005	2004
Discount rate	5.49%	5.57%	5.49%	5.52%
Rate of compensation increase	3.60%	3.59%	3.61%	3.59%

Weighted-average actuarial assumptions used to determine net periodic benefit cost for the years ended December 31, were:

	Pension Benefits			Other Benefits
	2005	2004	2003	2005	2004	2003
Discount rate	5.57%	6.08%	6.56%	5.52%	6.01%	6.75%
Expected long-term return on plan assets	8.41%	8.73%	8.81%	8.75%	9.00%	9.00%
Rate of compensation increase	3.59%	3.57%	3.33%	3.59%	3.58%	3.29%

At December 31, 2005, the Company’s expected long-term rate of return on U.S. pension plan assets was 8.75%. The target asset allocation is 70% public equity (58% U.S., 12% international), 8% private equity and 22% fixed income. The 8.75% was approximated by applying expected returns of 9% on public equity, 15% on private equity and 6% on fixed income to the target allocation. The actual historical returns are also relevant. Annualized returns for periods ended December 31, 2005 were 9.6% for 10 years, 10.9% for 15 years and 10.5% for 20 years.

U.S. pension plan assets represented approximately 80% of total Company pension plan assets at December 31, 2004. The 8.41% disclosed above for total Company expected return on assets for 2005 is below the 8.75% for U.S. pension plans due to the impact of international pension plans, which typically employ a less aggressive asset allocation.

An 8.75% expected return is disclosed for Other Benefits in 2005 as the relevant assets are invested in the same manner as U.S. pension plan assets and there are no international plan assets.

Assumed health care cost trend rates at December 31, were:

	2005	2004	2003
Health care cost trend rate assumed for next year	7.93%	8.93%	9.96%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.42%	4.51%	4.50%
Year that the rate reaches the ultimate trend rate	2012	2012	2010

Assumed health care cost trend rates do have an effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage- Point Increase	1-Percentage-Point Decrease
(Dollars in Millions)
Effect on total of service and interest cost	$1	$(1)
Effect on postretirement benefit obligation	22	(17)

Note 19 PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS (Continued)

The Company’s asset allocation for pension and postretirement benefits at December 31, 2005 and 2004, was:

	Pension Benefits		Other Benefits
	2005	2004	2005	2004
Public equity securities	67.3%	68.9%	67.7%	69.9%
Debt securities (including cash)	26.8	25.5	25.0	23.4
Private equity	5.6	5.2	7.1	6.5
Other	0.3	0.4	0.2	0.2

Total	100.0%	100.0%	100.0%	100.0%

The Company’s investment strategy emphasizes equities in order to achieve high expected returns and, in the long run, low expense and low required cash contributions. For the U.S. pension plans, a target asset allocation of 70% public equity (58% U.S., 12% international), 8% private equity and 22% fixed income is maintained and cash flow (i.e., cash contributions, benefit payments) is used to rebalance back to the targets as necessary. Investments are very well diversified within each of the three major asset categories. About 40% of the U.S. equity is passively managed. Otherwise, all investments are actively managed.

Investment strategies for international pension plans are typically similar, although the asset allocations are usually more conservative.

Bristol–Myers Squibb Company common stock represents less than 1% of the plan assets at December 31, 2005 and 2004.

Assets for postretirement benefits are commingled with U.S. pension plan assets and, therefore, the investment strategy is identical to that described above for U.S. pension plans.

Contributions

Although no minimum contributions will be required, the Company plans to make cash contributions to the U.S. pension plans in 2006.

When contributions are made to the U.S. pension plans, the Company may make tax-deductible contributions to the 401(h) account for retiree medical benefits equal to a portion of the pension normal cost.

Contributions to the international pension plans are now expected to be in the $70 to $90 million range for 2006.

Estimated Future Benefit Payments

The following benefit payments mainly for the U.S. pension plans, which reflect expected future service, as appropriate, are expected to be paid:

		Other Benefits
(Dollars in Millions)	Pension Benefits	Gross	Medicare Subsidy	Net
2006	$280	$67	$7	$60
2007	300	65	8	57
2008	324	64	8	56
2009	338	64	9	55
2010	357	62	9	53
Years 2011 – 2015	2,159	293	51	242

Savings Plan

The principal defined contribution plan is the Bristol-Myers Squibb Savings and Investment Program. The Company’s contribution is based on employee contributions and the level of Company match. The Company’s contributions to the plan were $51 million in 2005, $53 million in 2004 and $51 million in 2003.

Termination Indemnity Plans

        The Company operates in certain jurisdictions, primarily in Europe, which require the recording of statutory termination obligations. These obligations were assessed in accordance with EITF 88-1, Determination of Vested Benefit Obligation for a Defined Benefit Pension Plan. The total liability recorded for these obligations was $68 million at December 31, 2005 and $81 million at December 31, 2004.

Note 20 LEGAL PROCEEDINGS AND CONTINGENCIES

Various lawsuits, claims, proceedings and investigations are pending against the Company and certain of its subsidiaries. In accordance with SFAS No. 5, Accounting for Contingencies, the Company records accruals for such contingencies when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. These matters involve antitrust, securities, patent infringement, pricing, sales and marketing practices, environmental, health and safety matters, product liability and insurance coverage. The most significant of these matters are described below. There can be no assurance that there will not be an increase in the scope of these matters or that any future lawsuits, claims, proceedings or investigations will not be material. Management continues to believe, as previously disclosed, that during the next few years, the aggregate impact, beyond current reserves, of these and other legal matters affecting the Company is reasonably likely to be material to the Company’s results of operations and cash flows, and may be material to its financial condition and liquidity.

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

INTELLECTUAL PROPERTY

PLAVIX* Litigation

PLAVIX* is currently the Company’s largest product ranked by net sales. Net sales of PLAVIX* were approximately $3.8 billion for the year ended December 31, 2005. The PLAVIX* patents are subject to a number of challenges in the United States and Canada as described below.

Currently, the Company expects PLAVIX* to have market exclusivity in the United States until 2011. Apotex announced that on January 2006 it had received final approval of its aNDA for clopidogrel bisulfate from the FDA. Accordingly, Apotex could decide to launch a generic product at risk at any time. Such generic competition would likely result in substantial decreases in the sales of PLAVIX* in the United States. The Company expects that the final approval of the aNDAs of the other defendants will be subject to any potential 180-day semi-exclusivity of Apotex.

United States

The Company’s U.S. territory partnership under its alliance with Sanofi is a plaintiff in four pending patent infringement lawsuits instituted in the U.S. District Court for the Southern District of New York entitled Sanofi-Synthelabo, Sanofi-Synthelabo Inc., and Bristol-Myers Squibb Sanofi Pharmaceuticals Holding Partnership v. Apotex Inc. and Apotex Corp. (Apotex), 02-CV-2255 (SHS); Sanofi-Synthelabo, Sanofi-Synthelabo Inc. and Bristol-Myers Squibb Sanofi Pharmaceuticals Holding Partnership v. Dr. Reddy’s Laboratories, LTD, and Dr. Reddy’s Laboratories, Inc., 02-CV-3672 (SHS); Sanofi-Synthelabo, Sanofi-Synthelabo Inc., and Bristol-Myers Squibb Sanofi Pharmaceuticals Holding Partnership v. Teva Pharmaceuticals USA, Inc. and Teva Pharmaceuticals Industries, Ltd., 04-CV-7458 and Sanofi-Aventis, Sanofi-Synthelabo Inc., and Bristol-Myers Squibb Sanofi Pharmaceuticals Holding Partnership v. Cobalt Pharmaceuticals Inc., 05-CV-8055 (SHS). Teva Pharmaceuticals Industries, Ltd. has since been dismissed from the case. Proceedings involving PLAVIX* are also in progress in Canada.

The U.S. suits were filed on March 21, 2002, May 14, 2002, September 23, 2004 and September 16, 2005, respectively, and were based on U.S. Patent No. 4,847,265, a composition of matter patent, which discloses and claims, among other things, the hydrogen sulfate salt of clopidogrel, which is marketed as PLAVIX*. The first two suits were also based on U.S. Patent No. 5,576,328, which discloses and claims, among other things, the use of clopidogrel to prevent a secondary ischemic event. The plaintiffs later withdrew Patent No. 5,576,328 from the two lawsuits. Plaintiffs’ infringement position is based on defendants’ filing of their Abbreviated New Drug Applications (aNDA) with the FDA, seeking approval to sell generic clopidogrel bisulfate prior to the expiration of the composition of matter patent in 2011. The defendants responded by alleging that the patent is invalid and/or unenforceable. Apotex has added antitrust counterclaims. The first two cases were consolidated for discovery. Fact discovery closed on October 15, 2003 and expert discovery was completed in November 2004. The joint pretrial order in the Apotex case was submitted May 27, 2005, and the court approved it.

The court has scheduled trial in the Apotex matter to begin in June 2006. The Apotex case will be tried without a jury. Plaintiffs filed a motion to consolidate the Dr. Reddy’s case with the Apotex case for trial. That motion is pending before the court. In a stipulation approved by the U.S. District Court for the Southern District of New York on April 15, 2005, all parties to the patent infringement litigation against Teva have agreed that the Teva litigation will be stayed, pending resolution of the Apotex and Dr.

Note 20 LEGAL PROCEEDINGS AND CONTINGENCIES (Continued)

Reddy’s litigation, and that the parties to the Teva litigation will be bound by the outcome of the litigation in the District Court against Apotex or Dr. Reddy’s. On April 18, 2005, the Court denied as moot the pending motion to consolidate the Teva litigation with the litigation against Apotex and Dr. Reddy’s, as a result of the Court’s approval of the stipulation. The parties submitted a similar stipulation to the court in the Cobalt case on October 12, 2005, and the Court approved it. Thus the case against Cobalt is also stayed.

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

The Company’s U.S. territory partnership under its alliance with Sanofi is a plaintiff in another pending patent infringement lawsuit instituted in the U.S. District Court for the District of New Jersey entitled Sanofi-Synthelabo, Sanofi-Synthelabo Inc. and Bristol-Myers Squibb Sanofi Pharmaceuticals Holding Partnership v. Watson Pharmaceuticals, Inc. and Watson Laboratories, Inc. 2:04-CV-4926. The suit was filed October 7, 2004 and was based on U.S. patent 6,429,210, which discloses and claims a particular crystalline or polymorph form of the hydrogen sulfate salt of clopidogrel, which is marketed as PLAVIX*. The case is in the discovery phase. On December 8, 2005, the court permitted Watson to pursue its declaratory judgment counterclaim with respect to U.S. Patent No. 6,504,030. On January 24, 2006, the Court approved the parties’ stipulation to stay this case pending the outcome of the trial in the Apotex matter. Thus this case is officially stayed.

Canada

Sanofi-Synthelabo and Sanofi-Synthelabo Canada Inc. instituted a prohibition action in the Federal Court of Canada against Apotex Inc. (Apotex) and the Minister of Health in response to a Notice of Allegation (NOA) from Apotex directed against Canadian Patent 1,336,777 covering clopidogrel bisulfate. Apotex’s Notice of Allegation indicated that it had filed an Abbreviated New Drug Submission (ANDS) for clopidogrel bisulfate tablets and that it sought approval (a Notice of Compliance) of that ANDS before the expiration of Canadian Patent 1,336,777, which expires August 12, 2012. Apotex’s NOA further alleged that the ‘777 patent was invalid or not infringed. A hearing was held from February 21 to February 25, 2005. On March 21, 2005, the Canadian Federal Court of Ottawa rejected Apotex’s challenge to the Canadian PLAVIX* patent and held that the asserted claims are novel, not obvious and infringed, and granted Sanofi’s application for an order of prohibition against the Minister of Health and Apotex Inc. That order of prohibition will preclude approval of Apotex’s ANDS until the patent expires in 2012, unless the Federal Court’s decision is reversed on appeal. Apotex has filed an appeal.

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

Sanofi-Aventis and Sanofi-Synthelabo Canada instituted a prohibition action in the Federal Court of Canada against Cobalt Pharmaceuticals Inc. and the Minister of Health in response to a Notice of Allegation from Cobalt directed against Canadian patents 1,336,777 and 2,334,870. Cobalt’s NOA indicated that it has filed an ANDS for clopidogrel bisulfate tablets and that it sought a Notice of Compliance for that ANDS before the expiration of the ‘777 and ‘870 patents. Cobalt alleged that the ‘777 patent was invalid and that the ‘870 patent was invalid and not infringed. The case has been stayed pending the outcome of the Apotex appeal.

Although the plaintiffs intend to vigorously pursue enforcement of their patent rights in PLAVIX*, it is not possible at this time reasonably to assess the outcome of these lawsuits, or, if the Company were not to prevail in these lawsuits, or, if Apotex, which now has final approval of its aNDA in the U.S. were to enter the market with a generic product at risk, the timing of potential generic competition for PLAVIX*. It also is not possible reasonably to estimate the impact of these lawsuits on the Company.

Note 20 LEGAL PROCEEDINGS AND CONTINGENCIES (Continued)

However, loss of market exclusivity of PLAVIX* and the subsequent development of generic competition would be material to the Company’s sales of PLAVIX* and results of operations and cash flows, and could be material to its financial condition and liquidity. See “— Note 8. Income Taxes” for additional information.

OTHER INTELLECTUAL PROPERTY LITIGATION

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

On May 5, 2004, RepliGen Corporation (Repligen) and Massachusetts Institute of Technology (MIT) filed a lawsuit in the United States District Court for the District of Massachusetts against ImClone, claiming that ImClone’s manufacture and sale of ERBITUX* infringes a patent that generally covers a process for protein production in mammalian cells. Repligen and MIT seek damages based on sales of ERBITUX* which commenced in February 2004. The patent expired on May 5, 2004, although Repligen and MIT are seeking extension of the patent. The Company, which is not a party to this action, is unable to predict the outcome at this stage in the proceedings.

ORENCIA. On January 6, 2006, RepliGen Corporation (Repligen) and the Regents of the University of Michigan filed a complaint against the Company in the United States District Court for the Eastern District of Texas, Marshall Division. The complaint alleges that the Company’s anticipated sale of ORENCIA will infringe U.S. Patent 6,685,541.

ABILIFY*. On August 11, 2004, Otsuka filed with the United States Patent and Trademark Office (USPTO) a Request for Reexamination of U.S. composition of matter patent covering ABILIFY*, an antipsychotic agent used for the treatment of schizophrenia and related psychiatric disorders (U.S. Patent Number No. 5,006,528, the ‘528 Patent”) that expires in 2014, including granted supplemental protection extensions. Otsuka has determined that the original ‘528 Patent application contained an error in that the description of a prior art reference was identified by the wrong patent number. In addition, Otsuka has taken the opportunity to bring other information to the attention of the USPTO. The USPTO has granted the Request for Reexamination and the reexamination proceeding is ongoing. The reexamination proceeding will allow the USPTO to consider the patentability of the patent claims in light of the corrected patent number and newly cited information. The USPTO is expected to make a final decision on the reexamination before the end of 2006. The Company’s rights to commercialize the product in the U.S. expire in November 2012.

Note 20 LEGAL PROCEEDINGS AND CONTINGENCIES (Continued)

The Company and Otsuka believe that the invention claimed in the ‘528 Patent is patentable over the prior art and expect that the USPTO will reconfirm that in the reexamination. However, there can be no guarantee as to the outcome. If the patentability of the

‘528 Patent were not reconfirmed following a reexamination, there may be sooner than expected loss of market exclusivity of ABILIFY* and the subsequent development of generic competition, which would be material to the operating results of the Company.

SECURITIES LITIGATION

VANLEV Litigation

In April, May and June 2000, the Company, its former chairman of the board and chief executive officer, Charles A. Heimbold, Jr., and its former chief scientific officer, Peter S. Ringrose, Ph.D., were named as defendants in a number of class action lawsuits alleging violations of federal securities laws and regulations. These actions were consolidated into one action in the U.S. District Court for the District of New Jersey. The plaintiff claimed that the defendants disseminated materially false and misleading statements and/or failed to disclose material information concerning the safety, efficacy and commercial viability of VANLEV, a drug in development, during the period November 8, 1999 through April 19, 2000.

A number of related class actions, making essentially the same allegations, were also filed in the U.S. District Court for the Southern District of New York. These actions were transferred to the U.S. District Court for the District of New Jersey. The court certified two separate classes: a class relating to the period from November 8, 1999 to April 19, 2000 (the “First Class Period”) and a class relating to the period from March 22, 2001 to March 20, 2002 (the “Second Class Period”). The First Class Period involved claims related to VANLEV’s efficacy, safety and/or potential to be a blockbuster drug. The Second Class Period involved claims related to VANLEV’s potential to be a blockbuster drug. The class certifications were without prejudice to defendants’ rights to fully contest the merits of plaintiff’s claims. The plaintiff sought compensatory damages, costs and expenses on behalf of shareholders with respect to the two class periods. On December 17, 2004, the Company and the other defendants made a motion for summary judgment as to all of plaintiff’s claims. On August 17, 2005, the Court granted in part and denied in part the summary judgment motion and also dismissed two of the three individual defendants, Peter R. Dolan and Peter S. Ringrose, from the case.

On February 8, 2006, the court granted preliminary approval of a settlement agreement between the parties under which the Company will pay $185 million into a settlement fund and agree to certain non-monetary terms. The settlement is subject to certain conditions including final approval at a fairness hearing scheduled for May 11, 2006. Accordingly, the Company established a reserve in the fourth quarter of 2005 and the $185 million was paid to the settlement fund in February 2006.

Other Securities Matters

In 2002 and 2003, the Company and certain of its current and former officers and PricewaterhouseCoopers were named as defendants in a number of securities class actions and derivative suits in the United States District Court for the Southern District of New York. These lawsuits alleged violations of federal securities laws and regulations in connection with sales incentives and wholesaler inventory levels, breaches of fiduciary duty in connection with the Company’s conduct concerning, among other things: safety, efficacy and commercial viability of VANLEV (as discussed above); the Company’s sales incentives to certain wholesalers and the inventory levels of those wholesalers; the Company’s investment in and relations with ImClone and ImClone’s product ERBITUX*; and alleged anticompetitive behavior in connection with BUSPAR and TAXOL® (paclitaxel). The suits have all been settled with respect to the Company and its current and former officers and directors.

On September 21, 2005, certain of the Company’s current and former officers were named in a purported class action, Starkman v. Bristol-Myers Squibb et al., filed in New York State Supreme Court alleging factual claims similar to the now resolved federal class action in the Southern District of New York noted above, and asserted common law fraud and breach of fiduciary duty claims on behalf of stockholders who purchased the Company’s stock before October 19, 1999 and held their stock through March 10, 2003. On October 7, 2005, the Company removed the case to the United States District Court for the Southern District of New York. The case is currently stayed.

On November 18, 2004, a class action complaint was filed in the United States District Court for the Eastern District of Missouri against the Company, D&K Health Care Resources, Inc. (“D&K”) and several current and former D&K directors and officers on behalf of purchasers of D&K stock between August 10, 2000 and September 16, 2002. The complaint alleges that the Company participated in fraudulently inflating the value of D&K stock by allegedly engaging in improper “channel-stuffing” agreements with D&K. The Company filed a motion to dismiss this case on January 28, 2005. That motion is under consideration by the court. Under the Private Securities Litigation Reform Act, discovery is automatically stayed pending the outcome of the motion to dismiss. The plaintiff has moved to partially lift the automatic stay. The court is considering that motion.

Note 20 LEGAL PROCEEDINGS AND CONTINGENCIES (Continued)

These last two cases noted above are at very preliminary stages, and the Company is unable to assess the outcome or to reasonably estimate possible loss or range of loss with respect to these cases.

On August 4, 2004, the Company entered into a final settlement with the SEC, concluding an investigation concerning certain wholesaler inventory and accounting matters. The Company agreed, without admitting or denying any liability, not to violate certain provisions of the securities laws. The Company also established a $150 million fund, which will be distributed to certain Company shareholders under a plan of distribution established by the SEC.

The settlement does not resolve the ongoing investigation by the SEC of the activities of certain current and former members of the Company’s management in connection with the wholesaler inventory issues and other accounting matters. The Company is continuing to cooperate with this investigation.

On June 15, 2005, the United States Attorney’s Office for the District of New Jersey (“the Office”) filed a criminal complaint charging the Company with conspiracy to commit securities fraud in connection with a previously disclosed investigation by that Office, concerning the inventory and various accounting matters covered by the Company’s settlement with the SEC. In connection with the filing of that complaint, the Company and the Office entered into a Deferred Prosecution Agreement. Pursuant to that Agreement, the Company agreed to maintain and continue to implement remedial measures pursuant to the settlement with the SEC, take certain additional remedial actions, appoint an Independent Monitor and continue to cooperate with the Office, including with respect to the ongoing investigation regarding individual current and former employees of the Company, as well as to make an additional payment of $300 million into the fund for shareholders established pursuant to the Company’s settlement with the SEC. If the Company fulfills its obligations under the Deferred Prosecution Agreement, the Office will dismiss the criminal complaint two years from the date of its filing.

Pricing, Sales and Promotional Practices Litigation and Investigations

The Company, together with a number of other pharmaceutical manufacturers, is a defendant in private class actions, as well as suits brought by the Attorneys General of several states and by numerous New York Counties and the City of New York that are pending in federal and state courts relating to the pricing of Company products. The federal cases have been consolidated for pre-trial purposes under the caption In re Pharmaceutical Industry Average Wholesale Price Litigation, MDL No. 1456 in the U.S. District Court for the District of Massachusetts (the “AWP MDL”).

The pleadings in the private class action have been amended over the course of the AWP MDL in response to the Court’s rulings on both class certification and merits issues. On October 16, 2005, the plaintiffs filed their Third Amended Master Consolidated Class Action Complaint (“TAMCC”) alleging that the Company’s and many other pharmaceutical manufacturers’ reporting of prices for certain prescription drug products (20 listed drugs in the Company’s case) had the effect of falsely overstating the Average Wholesale Price (“AWP”) published in industry compendia, which in turn improperly inflated the reimbursement paid to medical providers and others who prescribed and administered those products. The TAMCC asserts claims under the federal RICO statute, state consumer protection and fair trade statutes; however, because of the Court’s prior rulings, the RICO claims have been dismissed and they continue to be included in the TAMCC primarily for appeal purposes. In addition, in an opinion dated August 16, 2005, the Court declined to certify any proposed class as to those of the Company’s drugs that are self-administered by the patient (i.e., pills, liquids that can be purchased in a pharmacy) and expressed a willingness to certify only classes involving those drugs that are administered by a physician (e.g. injectables such as oncology drugs). On January 19, 2006, the Court heard argument on the certification of three classes of persons and entities who paid for or reimbursed for seven of the Company’s physician-administered drugs and certified the following classes: (i) a nationwide class of individual Medicare Part B beneficiaries; (ii) a Massachusetts class of “Medigap” insurers; and (iii) a Massachusetts class of entities and persons in private commerce who paid or were reimbursed for the drugs based on AWP. Fact discovery by the plaintiffs of the Company is closed in the private AWP MDL proceedings and the case is progressing on issues of expert discovery. On January 31, 2006, the Court issued a case management order scheduling summary judgment motions to be filed on March 15, 2006 and setting a trial date for the Company of November 6, 2006.

Certain of the State Attorneys General actions and suits of New York Counties and New York City are also proceeding in the AWP MDL. Specifically, the Company is a defendant in complaints by the Montana, Illinois, Kentucky and California Attorneys General, as well as a master consolidated complaint of 42 New York Counties and of New York City and a complaint by Nassau County, New York. Other Attorneys General suits are proceeding against the Company, among many other drug manufacturers, in the state courts of Pennsylvania, Nevada, Wisconsin, Alabama and Mississippi. The Company and other defendants removed to federal court a recent state court case filed by the Arizona Attorney General. Defendants will seek to transfer that case to the AWP MDL. Finally, the Company is one of many defendants in a case commenced by Erie County, New York, that is proceeding in state court. The allegations in the various State Attorneys General and New York County and New York City cases are similar to those in

Note 20 LEGAL PROCEEDINGS AND CONTINGENCIES (Continued)

the private class action in the AWP MDL in the following respect: they all allege that the Company and the other manufacturers caused AWPs to be inflated, thereby injuring entities and persons who reimbursed prescription drugs based on AWPs. The primary differences from the AWP MDL are: (a) the States and Counties sue on behalf of themselves as payors for drugs under State Medicaid programs, as well as on behalf of corporate and individual citizens in their States who paid or reimbursed for drugs based on AWPs; (b) the States and Counties either do not limit or cite a greater number of drugs for which they contend AWPs were inflated; and (c) certain States and New York Counties also allege that the Company and the other defendants underpaid the amount of “rebates” owed them under the Medicaid rebate statute and a rebate agreement with the federal government. Finally, the Company is also a defendant in one private class action pending in Arizona state court that contains allegations similar to those made in the AWP MDL. No class has been certified in that case, which has been stayed pending the resolution of the class motions in the AWP MDL.

The Company is also a defendant in two putative class actions involving its prices under Section 340B of the Public Health Services Act, which requires prescription drug manufacturers to offer discounts to qualified medical providers – generally those who disproportionately service poor people. In one case, pending in Alabama federal court, the plaintiffs are two medical providers who claim that they and all other providers across the country did not receive the discounted prices to which they were entitled. In the other case, pending in California federal court, the County of Santa Clara, California, contends that it and other counties and cities in California have had to provide more financing to local hospitals than otherwise would have been necessary had the Company and the other defendants provided the appropriate discounts. The Alabama court denied defendants’ motion to dismiss. On February 14, 2006, the motion to dismiss in the California action was granted. The Court also granted plaintiff leave to amend, and the plaintiff has filed an amended complaint. These cases are at a preliminary stage, and the Company is unable to assess the outcome and any possible effects on its business and profitability, or reasonably estimate possible loss or range of loss with respect to these cases. If the Company were not to prevail in final, non-appealable determinations of these litigations, the impact could be material.

The Company, together with a number of other pharmaceutical manufacturers, also has received subpoenas and other document requests from various government agencies seeking records relating to its pricing, sales and marketing practices, and “Best Price” reporting for drugs covered by Medicare and/or Medicaid and by the Public Health Service Act 340B program. The requests for records have come from the U.S. Attorneys’ Offices for the District of Massachusetts, the Eastern District of Pennsylvania, and the Northern District of Texas, the Civil Division of the Department of Justice, the Offices of the Inspector General of the Department of Health and Human Services and the Office of Personnel Management (each in conjunction with the Civil Division of the Department of Justice), the Office of Pharmacy Assistance of the Health Resources and Services Administration (HRSA), and several states. In addition, requests for information have come from the House Committee on Energy & Commerce and the Senate Finance Committee in connection with investigations that the committees are currently conducting into Medicaid Best Price issues and the use of educational grants by pharmaceutical companies.

As previously disclosed, in mid-2003, the Company initiated an internal review of certain of its sales and marketing practices, focusing on whether these practices comply with applicable anti-kickback laws and analyzing these practices with respect to compliance with (1) Best Price reporting and rebate requirements under the Medicaid program and certain other U.S. governmental programs, which reference the Medicaid rebate program and (2) applicable FDA requirements. The Company has met with representatives of the U.S. Attorney’s Office for the District of Massachusetts to discuss the review and has received related subpoenas from that U.S. Attorney’s Office, including a subpoena received on May 5, 2005, for documents relating to possible off label promotion of ABILIFY*. The Company’s internal review is expected to continue until resolution of pending governmental investigations of related matters.

The Company is producing documents and actively cooperating in the investigations, which could result in the assertion of civil and/or criminal claims. The Company has reserves for liabilities in relation to pharmaceutical pricing and sales and marketing practices of $146 million. It is not possible at this time to reasonably assess the final outcome of these matters. In accordance with GAAP, the Company has determined that the above amount represents minimum expected probable losses with respect to these matters, which losses could include the imposition of fines, penalties, administrative remedies and/or liability for additional rebate amounts. Eventual losses related to these matters may exceed these reserves, and the further impact could be material. The Company does not believe that the top–end of the range for these losses can be estimated. If the Company were not to prevail in final, non–appealable determinations of these investigations, the impact could be material.

As previously disclosed, in 2004 the Company undertook an analysis of its methods and processes for calculating prices for reporting under governmental rebate and pricing programs related to its U.S. Pharmaceuticals business. The analysis was completed in early 2005. Based on the analysis, the Company identified the need for revisions to the methodology and processes used for calculating reported pricing and related rebate amounts and implemented these revised methodologies and processes beginning with its reporting to the Federal government agency with primary responsibility for these rebate and price reporting obligations, the Centers for Medicare and Medicaid Services (CMS) in the first quarter of 2005. In addition, using the revised methodologies and processes, the Company also has recalculated the “Best Price” and “Average Manufacturer’s Price” required to be reported under the

Note 20 LEGAL PROCEEDINGS AND CONTINGENCIES (Continued)

Company’s federal Medicaid rebate agreement and certain state agreements, and the corresponding revised rebate liability amounts under those programs for the three-year period 2002 to 2004. Upon completion of the analysis in early 2005, the Company determined that the estimated rebate liability for those programs for the three-year period 2002 to 2004 was actually less than the rebates that had been paid by the Company for such period. Accordingly, in the fourth quarter of 2004, the Company recorded a reduction to the rebate liability in the amount of the estimated overpayment. The Company has submitted proposed revisions and an updated estimate to CMS for review, and more recently has notified the government that it will be submitting a further updated estimate correcting recently identified programming errors. The Department of Justice (DOJ) has informed the Company that it also is reviewing the submission in conjunction with the previously disclosed subpoena received by the Company from the DOJ relating to, among other things, “Best Price” reporting for drugs covered by Medicaid as discussed in more detail above, and has requested the Company to provide additional information regarding the proposed revisions and estimate. These agencies may take the position that further revisions to the Company’s methodologies and calculations are required. The Company believes, however, based on current information, that any such recalculation for 2002 to 2004 period is not likely to result in material rebate liability. However, due to the uncertainty surrounding the recoverability of the Company’s estimated overpayment arising from the review process described above, the Company recorded a reserve in an amount equal to the estimated overpayment.

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

The Company also has been named as a defendant, along with many other pharmaceutical companies, in an action brought by the Utility Consumers Action Network, a consumer advocacy organization that focuses on privacy issues. The lawsuit, filed in California State Superior Court, San Diego County, and entitled Utility Consumers Action Network on behalf of the Privacy Rights Clearinghouse, et al. v. Bristol-Myers Squibb Co., et al., was originally directed only at retail drug stores but was amended in July 2004 to add the Company and the other pharmaceutical companies as defendants. Another lawsuit, Rowan Klein, a Representative Action on Behalf of Similarly Situated Persons and the Consuming Public, v. Walgreens, et al., was filed in February 2005, also in California State Superior Court, San Diego County, against retail pharmacies, the Company and other pharmaceutical companies, and is substantially the same as the Utility Consumers Action Network lawsuit (jointly referred to as “the Complaints”). The Complaints seek equitable relief, monetary damages and attorneys’ fees based upon allegedly unfair business practices and untrue and misleading advertising under various California statutes, including the California Confidentiality of Medical Information Act. Specifically, the Complaints allege that through the “Drug Marketing Program”, retail stores are selling consumers’ confidential medical information to companies. The Complaints further allege that the companies are using consumers’ medical information for direct marketing that increase the sale of targeted drugs.

In January 2005, the Company and other pharmaceutical defendants sought to dismiss both the Utility Consumers Action Network case and the Klein case on the grounds that California’s Proposition 64 requires that a plaintiff must be the injured party in order to have standing to bring a suit. The Company contends that neither of the plaintiffs in these two cases were personally injured. In October 2005, the Court entered a stay of both cases pending the California Supreme Court’s decision to review several intermediate appellate decisions that discuss the applicability of Proposition 64 to pending cases. Both cases are at a very preliminary stage, and the Company is unable to assess the outcome and any possible effect on its business and profitability, or reasonably estimate possible loss or range of loss with respect to this case. If the Company were not to prevail in a final, non-appealable determination of these two lawsuits, the impact could be material.

Product Liability Litigation

The Company is a party to product liability lawsuits involving allegations of injury caused by the Company’s pharmaceutical and over-the-counter medications. These lawsuits involve certain over-the-counter medications containing phenylpropanolamine (PPA), while others involve hormone replacement therapy (HRT) products, polyurethane-covered breast implants and smooth-walled breast implants, and the Company’s SERZONE and STADOL NS prescription drugs. In addition to lawsuits, the Company also faces unfiled claims involving these and other products.

Note 20 LEGAL PROCEEDINGS AND CONTINGENCIES (Continued)

SERZONE. SERZONE (nefazodone hydrochloride) is an antidepressant that was launched by the Company in May 1994, in Canada and in March 1995, in the United States. In December 2001, the Company added a black box warning to its SERZONE label warning of the potential risk of severe hepatic events including possible liver failure and the need for transplantation and risk of death. Within several months of the black box warning being added to the package insert for SERZONE, a number of lawsuits, including several class actions, were filed against the Company. Plaintiffs allege that the Company knew or should have known about the hepatic risks posed by SERZONE and failed to adequately warn physicians and users of the risks. They seek compensatory and punitive damages, medical monitoring, and refunds for the costs of purchasing SERZONE. In August 2002, the federal cases were transferred to the U.S. District Court for the Southern District of West Virginia, In re Serzone Products Liability Litigation, MDL 1477. In addition to the cases filed in the United States, there are four national class actions filed in Canada. In May 2004, the Company announced that, following an evaluation of the commercial potential of the product after generic entry into the marketplace and rapidly declining brand sales, it had decided to discontinue the manufacture and sale of the product effective June 14, 2004.

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

The Company has reserves for liabilities for these lawsuits of $76 million, including reasonable attorney’s fees and expenses. It is not possible at this time to reasonably assess the final outcome of these lawsuits due to a number of contingencies that could affect the settlement. In accordance with GAAP, the Company has determined that the above amounts represent minimum expected probable losses with respect to these lawsuits. Eventual losses related to these lawsuits may exceed these reserves, and the further impact could be material. The Company does not believe that the top-end of the range for these losses can be estimated.

HORMONE REPLACEMENT THERAPY (HRT) LITIGATION. In 1991, The National Institutes of Health (NIH) launched the Women’s Health Initiative (WHI) clinical trials involving approximately 161,000 healthy, postmenopausal women. The participants were given either Prempro (estrogen and progestin) or Premarin (estrogen), both of which are manufactured by Wyeth. A July 2002, article in the Journal of the American Medical Association reported that among the Prempro subjects, there were increased risks of breast cancer, heart attacks, blood clots and strokes, and decreased risks of hip fractures and colorectal cancer. The Prempro phase of the study was stopped on July 9, 2002. The Premarin phase continued, only to be stopped on March 1, 2004 when the NIH informed study participants that they should stop study medications in the trial of conjugated equine estrogens (Premarin, Estrogen-alone) versus placebo. Women will continue to be followed for several more years, including ascertainment of outcomes and mammogram reports.

The first legal complaints were filed against Wyeth shortly after WHI was halted in July 2002. In July 2003, the Company was served with its first HRT lawsuit. Plaintiffs allege, among other things, that hormone therapy products cause breast cancer, stroke, blood clots, cardiac and other injuries in women, that the defendants were aware of these risks and failed to warn consumers. The Company products involved in this litigation are: ESTRACE* (an estrogen-only tablet); ESTRADIOL (generic estrogen-only tablet); DELESTROGEN* (an injectable estrogen); and OVCON* (an oral contraceptive containing both estrogen and progestin). The federal cases are being transferred to the U.S. District Court for the Eastern District of Arkansas, In re Prempro (Wyeth) Products Liability Litigation, MDL No., 1507. As of February 28, 2006, the Company was a defendant in 387 lawsuits involving the above-mentioned products, filed on behalf of approximately 1,012 plaintiffs, in federal and state courts throughout the United States. All of these lawsuits involve multiple defendants. The Company expects to be dismissed from many cases in which its products were never used. All of the Company’s hormone therapy products were sold to other companies between January 2000 and August 2001, but the Company maintains the ESTRACE* aNDA, and continues to manufacture some of the products under a supply agreement. It is not possible at this time to reasonably assess the final outcome of this litigation or reasonably estimate possible loss or range of loss with respect to this litigation.

Note 20 LEGAL PROCEEDINGS AND CONTINGENCIES (Continued)

Environmental Proceedings

In October 2005, the Company commenced a voluntary environmental audit of the Mead Johnson facility in Mt. Vernon, Indiana, to determine its compliance with EPA’s new source performance standards (NSPS), which are applicable to the operation of an incinerator. In December 2005, the Company disclosed possible violations of the NSPS requirement and is currently in the process of modifying its operations to fall within an exemption from those requirements. To date, neither EPA nor the Indiana Department of Environmental Management have pursued any penalties for these potential violations; however; the Company could potentially be subject to civil penalties for past non-compliance with the NSPS.

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

In March 2005, the Company commenced a voluntary environmental audit of the Barceloneta and Humacao Puerto Rico facilities to determine their compliance with EPA’s regulations regarding the maximum achievable control technology requirements for emissions of hazardous air pollutants from pharmaceuticals production (Pharmaceutical MACT). The Company submitted to EPA an audit report for the Humacao facility in June 2005 and for the Barceloneta facility in July 2005, which disclosed potential violations of the Pharmaceutical MACT requirements at both facilities. To date, EPA has not discussed these potential violations with the Company; however, the Company is undertaking actions to correct the potential violations. If EPA determines that the Barceloneta and Humacao facilities violated the Pharmaceutical MACT requirements, the Company could be subject to civil penalties and/or be required to make investments in the facilities to ensure their compliance with the Pharmaceutical MACT.

In October 2003, the Company was contacted by the North Brunswick, NJ Board of Education (BOE) regarding the discovery of industrial waste materials allegedly including materials from E.R. Squibb and Sons during an expansion project at the North Brunswick Township High School, as well as at a number of neighboring residential properties and adjacent public park areas. In January 2004, the New Jersey Department of Environmental Protection (NJDEP) sent the Company and others an information request letter about possible waste disposal at the site, to which the Company responded in March 2004. The school board and the Township, who are the current owners of the school property and the park, are conducting and jointly financing soil remediation work under a work plan approved by the NJDEP, and are evaluating the need to conduct response actions to remediate or contain potentially impacted ground water. Due to financial constraints, the BOE has asked the Company to contribute funds on an interim basis to assure uninterrupted performance of necessary site work. The Company is actively monitoring the clean-up project, including its costs, and has offered to negotiate with the BOE and Township on the terms of a cooperative funding agreement and allocation process. Municipal records indicate the Township operated a landfill at the site in the 1940’s through the 1960’s, and the Company is actively investigating the historic use of the site, including the Company’s possible connection. To date, neither the BOE or the Township have asserted any claims against the Company.

In September 2003, the NJDEP issued an administrative enforcement Directive and Notice under the New Jersey Spill Compensation and Control Act requiring the Company and approximately 65 other companies to perform an assessment of natural resource damages (NRD) and to implement unspecified interim remedial measures to restore conditions in the Lower Passaic River. The Directive alleges that the Company is liable because it historically sent bulk waste to the former Inland Chemical Company facility in Newark, N.J. (now owned by McKesson Corp.) for reprocessing, and that releases of hazardous substances from this facility have migrated into Newark Bay and continue to have an adverse impact on the Lower Passaic River watershed. Subsequently, the EPA also issued a notice letter under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) to numerous parties—but not including the Company—seeking their cooperation in a study of conditions in substantially the same stretch of the Passaic River that is the subject of the NJDEP’s Directive. A group of these other parties entered into a consent agreement with EPA in 2004 to finance a portion of that study. The EPA initially estimated this study to cost $20 million, but recent EPA internal estimates have pegged the number at least twice that amount. Under the consent agreement, the private party group has committed to pay roughly half of the $20 million estimate, subject to revision and future negotiation. This study may also lead to clean-up actions, directed by the EPA and the Army Corps of Engineers. The Company is working cooperatively with a

Note 20 LEGAL PROCEEDINGS AND CONTINGENCIES (Continued)

group of the parties that received the NJDEP Directive and/or the EPA notice to explore potential resolutions of the Directive and to address the risk of collateral claims. Although the Company does not believe it has caused or contributed to any contamination in the Lower Passaic River watershed, the Company has informed the NJDEP that it is willing to discuss the NJDEP’s allegations against the Company. Also, the private party group continues to discuss with the federal agencies designated as trustees of natural resources affected by contamination in the Passaic River watershed the possibility of funding a cooperative NRD study that presumably would dovetail with the ongoing EPA study, and ideally would be joined by the NJDEP, to coordinate actions NJDEP may seek under the Directive. In late 2005, the NJDEP issued a supplemental Directive and filed suit against one of the site parties, seeking to compel implementation of interim measures. It is unclear whether the NJDEP will take additional actions against other site parties and/or whether litigation will arise in response to these new claims. The extent of any liability the Company may face, either to NJDEP or EPA, or with respect to future claims by the federal trustees, McKesson or other responsible parties, cannot yet be determined.

On December 1, 2003, the Company and the NJDEP entered an Administrative Consent Order (ACO) concerning alleged violations of the New Jersey Air Pollution Control Act and its implementing regulations at the Company’s New Brunswick facility. Pursuant to the ACO, the Company agreed to submit a permit application creating a facility-wide emissions cap and to pay a small administrative fine. Both of these obligations were satisfied in early 2004. Subsequently, on February 15, 2005, the ACO was amended to provide that the Company would install a new cogeneration turbine at its New Brunswick facility by December 31, 2006, and would obtain applicable air permits by December 31, 2005. The Company obtained the applicable permits and is purchasing the new cogeneration turbine at a cost of approximately $5 million.

The Company is one of several defendants, including most of the major U.S. pharmaceutical companies, in a purported class action suit filed in superior court in Puerto Rico in February 2000 by residents of three wards from the Municipality of Barceloneta, alleging that air emissions from a government owned and operated wastewater treatment facility in the Municipality have caused respiratory and other ailments, violated local air rules and adversely impacted property values. The Company believes its wastewater discharges to the treatment facility are in material compliance with the terms of the Company’s permit. In September 2005 the parties stipulated to the dismissal (with prejudice) of all claims for property damage and personal injury, leaving only claims related to nuisance remaining in the case. The court had scheduled a hearing on the class certification motion for September 30, 2005, but that hearing was adjourned. Settlement discussions among the parties continued in November and December but were not successful. In February 2006 a new judge was appointed due to a potential conflict of interest involving the prior judge and a case status conference is scheduled for April 2006. The Company believes that this litigation will be resolved for an immaterial amount, which may bring the matter to resolution. However, in the event of an adverse judgment, the Company’s ultimate financial liability could be greater than anticipated.

The Company is also responsible under various state, federal and foreign laws, including CERCLA, for certain costs of investigating and/or remediating contamination resulting from past industrial activity at the Company’s current or former sites or at waste disposal or reprocessing facilities operated by third parties. The Company typically estimates these costs based on information obtained from the EPA, or counterpart state agency, and/or studies prepared by independent consultants, including the total estimated costs for the site and the expected cost-sharing, if any, with other “potentially responsible parties.” The Company accrues liabilities when they are probable and reasonably estimable. As of December 31, 2005, the Company estimated its share of the total future costs for these sites to be approximately $68.5 million, recorded as other liabilities, which represents the sum of best estimates or, where no simple estimate can reasonably be made, estimates of the minimal probable amount among a range of such costs (without taking into account any potential recoveries from other parties, which are not currently expected). The Company has paid less than $4 million (excluding legal fees) in each of the last five years for investigation and remediation of such matters, including liabilities under CERCLA and for other on-site remedial obligations. Although it is not possible to predict with certainty the outcome of these environmental proceedings or the ultimate costs of remediation, the Company does not believe that any reasonably possible expenditures that the Company may incur in excess of existing reserves will have a material adverse effect on its business, financial position, or results of operations.

Other Matters

On October 25, 2004, the SEC notified the Company that it is conducting an informal inquiry into the activities of certain of the Company’s German pharmaceutical subsidiaries and its employees and/or agents. The SEC’s informal inquiry encompasses matters currently under investigation by the German prosecutor in Munich, Germany. The Company understands the inquiry and investigation concern potential violations of the Foreign Corrupt Practices Act and German law. The Company is cooperating with both the SEC and the German authorities. The Company has established an accrual which represents minimum expected probable losses with respect to the investigation by the German prosecutor.

Note 20 LEGAL PROCEEDINGS AND CONTINGENCIES (Continued)

In January 2006, the Company was notified by the Prosecutor in the Bari region of Italy (“Prosecutor”) that the Company is under investigation as a result of the activities of two of its employees in the region. The investigation involves the Company, as well as a number of doctors, pharmacists, pharmaceutical companies and their sales representatives. The main allegation is that the parties were engaged in a plan to defraud the National Health Service. The Prosecutor also alleges that the companies lacked appropriate compliance controls and/or processes and procedures to control the activities of their sales representatives. A hearing is scheduled for March 23, 2006 on the Prosecutor’s request to close the operations of the pharmaceutical companies under investigation and to appoint a judicial administrator as preliminary measures. The Company believes the request is unwarranted.

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

The litigation matters and regulatory actions described above involve certain of the Company’s current and former directors and officers, all of whom are covered by the aforementioned indemnity and if applicable, certain prior period insurance policies. However, certain indemnification payments may not be covered under the Company’s directors’ and officers’ insurance coverage. The Company cannot predict with certainty the extent to which the Company will recover from its insurers the indemnification payments made in connection with the litigation matters and regulatory actions described above.

Note 21 SUBSEQUENT EVENTS

In January 2006, the Company completed the sale of its inventory, trademark, patent and intellectual property rights related to DOVONEX*, a treatment for psoriasis in the United States, to Warner Chilcott Company, Inc. for $200 million in cash. In addition, the Company will receive a royalty based on 5% of net sales of DOVONEX* through the end of 2007. As a result of this transaction, the Company expects to recognize a pre-tax gain of approximately $200 million ($126 million net of tax) in the first quarter of 2006, subject to certain post-closing adjustments.

Note 22 SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

(Dollars in Millions, Except Per Share Data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2005:
Net Sales	$4,532	$4,889	$4,767	$5,019	$19,207
Gross Margin	3,165	3,406	3,284	3,424	13,279
Earnings from Continuing Operations(1)	538	991	964	499	2,992
Discontinued Operations, net	(5)	13	—	—	8
Net Earnings	533	1,004	964	499	3,000
Earnings per common share:
Basic
Earnings from Continuing Operations(1)	$0.27	$0.51	$0.49	$0.26	$1.53
Discontinued Operations, net	—	—	—	—	—

Net Earnings	$0.27	$0.51	$0.49	$0.26	$1.53

Diluted(3)
Earnings from Continuing Operations(1)	$0.27	$0.50	$0.49	$0.26	$1.52
Discontinued Operations, net	—	—	—	—	—

Net Earnings	$0.27	$0.50	$0.49	$0.26	$1.52

Dividends declared per Common Share	$0.28	$0.28	$0.28	$0.28	$1.12

Cash and cash equivalents	$3,311	$1,798	$2,129	$3,050	$3,050
Marketable securities	2,671	1,242	1,652	2,749	2,749

2004:
Net Sales	$4,626	$4,819	$4,778	$5,157	$19,380
Gross Margin	3,269	3,320	3,310	3,492	13,391
Earnings from Continuing Operations(2)	961	523	755	139	2,378
Discontinued Operations, net	3	4	3	—	10
Net Earnings	964	527	758	139	2,388
Earnings per common share:
Basic
Earnings from Continuing Operations(2)	$0.50	$0.27	$0.39	$0.07	$1.23
Discontinued Operations, net	—	—	—	—	—

Net Earnings	$0.50	$0.27	$0.39	$0.07	$1.23

Diluted(3)
Earnings from Continuing Operations(2)	$0.49	$0.27	$0.38	$0.07	$1.21
Discontinued Operations, net	—	—	—	—	—

Net Earnings	$0.49	$0.27	$0.38	$0.07	$1.21

Dividends declared per Common Share	$0.28	$0.28	$0.28	$0.28	$1.12

Cash and cash equivalents	$3,173	$3,227	$3,446	$3,680	$3,680
Marketable securities	3,552	3,686	3,872	3,794	3,794

Note: Earnings per share for the quarters may not add to the amounts for the year, as each period is computed on a discrete basis.

(1)

2005 includes litigation charges of $124 million, $269 million and $197 million in the first, second and fourth quarters, respectively. The second and third quarters include litigation insurance recoveries of $295 million and $26 million, respectively. The first, second, third and fourth quarters include restructuring and other items of $17 million, $24 million, $30 million and $86 million, respectively. The first and fourth quarters include upfront payments for licensing agreements of $35 million and $9 million, respectively. The first and second quarters include $18 million and $9 million, respectively, from the gain on sale of equity investments. The first, second and third quarters include $16 million, $1 million and $1 million, respectively, from the loss on sale of fixed assets. The second quarter includes debt retirement costs of $69 million. The fourth quarter includes $138 million deferred income, net of costs resulting from the termination of the collaborative agreement with Merck for muraglitazar. The third quarter includes the gain on sale of the Consumer Medicines business of $569 million.

(2)

2004 includes litigation charges of $480 million, $36 million and $16 million in the second, third, and fourth quarters, respectively. The second quarter includes litigation settlement income of $25 million. The first, second, third, and fourth quarters include the gain on the sale of the Adult Nutritional business of $295 million, $18 million, $3 million, and $4 million, respectively. The first, second, third, and fourth quarters include provisions for restructuring and other items of $29 million, $17 million, $105 million, and $61 million, respectively. The first, second, third, and fourth quarters include upfront payments for licensing agreements of $5 million, $25 million, $10 million, and $15 million, respectively. The second and third quarters include write-offs for acquired in-process research and development of $62 million and $1 million, respectively.

(3)	Common equivalent shares excluded from the computation of diluted earnings per share, because the effect would be anti- dilutive, were as follows (in millions):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2005	142	141	139	156	156
2004	133	130	129	126	126

Report of Independent Registered Public Accounting Firm

To the Board of Directors

and Stockholders of

Bristol-Myers Squibb Company:

We have completed integrated audits of Bristol-Myers Squibb Company’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its December 31, 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Bristol-Myers Squibb Company and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing in Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

March 13, 2006

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2005, management carried out an evaluation, under the supervision and with the participation of its chief executive officer and chief financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures as such term is defined under Exchange Act Rule 13a-15(e). Based on this evaluation, management has concluded that as of December 31, 2005, such disclosure controls and procedures were effective to provide reasonable assurance that the Company records, processes, summarizes and reports the information the Company must disclose in reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of management, including the chief executive officer and chief financial officer, management assessed the effectiveness of internal control over financial reporting as of December 31, 2005 based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management has concluded that the Company’s internal control over financial reporting was effective at December 31, 2005 to provide reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements for external purposes in accordance with United States generally accepted accounting principles. Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP (PwC), an independent registered public accounting firm, has audited the Company’s financial statements included in this report on Form 10-K and issued its report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2005 that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. OTHER INFORMATION.

None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

(a)

Reference is made to the 2006 Proxy Statement to be filed on or about March 22, 2006 with respect to the Directors of the Registrant, which is incorporated herein by reference and made a part hereof in response to the information required by Item 10.

(b)

The information required by Item 10 with respect to the Executive Officers of the Registrant has been included in Part IA of this Form 10-K in reliance on General Instruction G of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

Item 11. EXECUTIVE COMPENSATION.

Reference is made to the 2006 Proxy Statement to be filed on or about March 22, 2006 with respect to Executive Compensation, which is incorporated herein by reference and made a part hereof in response to the information required by Item 11.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Reference is made to the 2006 Proxy Statement to be filed on or about March 22, 2006 with respect to the security ownership of certain beneficial owners and management, which is incorporated herein by reference and made a part hereof in response to the information required by Item 12.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Reference is made to the 2006 Proxy Statement to be filed on or about March 22, 2006 with respect to certain relationships and related transactions, which is incorporated herein by reference and made a part hereof in response to the information required by Item 13.

Item 14. AUDITOR FEES

Reference is made to the 2006 Proxy Statement to be filed on or about March 22, 2006 with respect to auditor fees, which is incorporated herein by reference and made a part hereof in response to the information required by Item 14.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K.

(a)

		Page Number
1.	Consolidated Financial Statements
	Consolidated Statements of Earnings	79
	Consolidated Statements of Comprehensive Income and Retained Earnings	80
	Consolidated Balance Sheets	81
	Consolidated Statements of Cash Flows	82
	Notes to Consolidated Financial Statements	83-123
	Report of Independent Registered Public Accounting Firm	124
2.	Financial Statement Schedule
	Valuation and Qualifying Accounts	135

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

3a.	Amended and Restated Certificate of Incorporation of Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 3a to the Form 10-Q for the quarterly period ended June 30, 2005).

3b.	Bylaws of Bristol-Myers Squibb Company, as amended as of March 7, 2006 (filed herewith).

4a.	Letter of Agreement dated March 28, 1984 (incorporated herein by reference to Exhibit 4 to Form 10-K for the fiscal year ended December 31, 1983).

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

4f.

$2,000,000,000 Five Year Competitive Advance and Revolving Credit Facility Agreement dated as of December 22, 2004 among Bristol-Myers Squibb Company, the borrowing subsidiaries, the lenders named in the agreement, Bank of America, N.A. as syndication agent, and JPMorgan Chase Bank and Citicorp North America, Inc., as administrative agents (incorporated herein by reference to Exhibit 4f to the Form 10-K for the fiscal year ended December 31, 2004).

4g.

Second Supplemental Indenture, dated September 28, 2001, between Bristol-Myers Squibb Company and JPMorgan Chase Bank (as successor trustee to The Chase Manhattan Bank) to the indenture dated June 1, 1993 (incorporated herein by reference to Exhibit 4g to the Form 10-K for the fiscal year ended December 31, 2003).

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

4k.	Form of 4.00% Senior Note due 2008 (incorporated herein by reference to Exhibit 4n to the Form 10-Q for the quarterly period ended September 30, 2003).

4l.	Form of 5.25% Senior Note due 2013 (incorporated herein by reference to Exhibit 4o to the Form 10-Q for the quarterly period ended September 30, 2003).

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

4o.	Form of Floating Rate Convertible Senior Debenture due 2023 (incorporated herein by reference to Exhibit 4s to the Form 10-Q for the quarterly period ended September 30, 2003).

4p.	Specimen Certificate of Common Stock (incorporated herein by reference to Exhibit 4s to the Form 10-K for the fiscal year ended December 31, 2003).

4q.	Specimen Certificate of Convertible Preferred Stock (incorporated herein by reference to Exhibit 4s to the Form 10-K for the fiscal year ended December 31, 2003).

**10a.

Bristol-Myers Squibb Company 1997 Stock Incentive Plan, effective as of May 6, 1997 and as amended effective July 17, 2002 (incorporated herein by reference to Exhibit 10a to the Form 10-Q for the quarterly period ended June 30, 2002).

**10b.

Bristol-Myers Squibb Company 2002 Stock Incentive Plan, effective as of May 7, 2002 and as amended effective May 3, 2005 (incorporated herein by reference to Exhibit 10b to the Form 10-Q for the quarterly period ended June 30, 2005).

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

**10f.

Bristol-Myers Squibb Company 1983 Stock Option Plan, as amended and restated as of October 1, 2001 (incorporated herein by reference to Exhibit 10f to the Form 10-K for the fiscal year ended December 31, 2004).

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

**10l.	Bristol-Myers Squibb Company 1987 Deferred Compensation Plan for Non-Employee Directors, as amended to January 10, 2006 (filed herewith).

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

**10q.	Form of Agreement entered into between the Registrant and each of the named executive officers and certain other executives effective January 1, 2006 (filed herewith).

10r.	SEC Consent Order (incorporated herein by reference to Exhibit 10s to the Form 10-Q for the quarterly period ended September 30, 2004).

**10s.	Form of Non-Qualified Stock Option Agreement (filed herewith).

**10t.	Form of Restricted Stock Award Agreement (filed herewith).

**10u.	Form of Long-Term Performance Award Agreement (filed herewith).

**10v.	Summary of 2006 Board of Directors Compensation Program (incorporated herein by reference to Exhibit 10w to the Form 8-K filed on January 13, 2006).

10w.

Deferred Prosecution Agreement entered into on June 15, 2005 between Bristol-Myers Squibb Company and the United States Attorney’s Office for the District of New Jersey (incorporated herein by reference to Exhibit 99.2 to the Form 8-K filed on June 16, 2005).

**10x.

Restricted Stock Units Agreement with James D. Robinson III, effective as of June 15, 2005 and as amended on July 13, 2005 (incorporated herein by reference to Exhibit 10x to the Form 10-Q for the quarterly period ended June 30, 2005).

10y.

Single Currency Term Facility Agreement for $2,500,000,000, dated August 5, 2005, between BMS Omega Bermuda Holdings Finance Ltd., as borrower, the entities listed therein as Original Guarantors, BNP Paribas and The Royal Bank of Scotland plc, as arrangers, the financial institutions therein as Original Lenders and The Royal Bank of Scotland plc, as agent (incorporated herein by reference to Exhibit 10y to the Form 10-Q for the quarterly period ended September 30, 2005).

10z.

Waiver letter relating to the Single Currency Term Facility Agreement for $2,500,000,000 dated September 29, 2005 (incorporated herein by reference to Exhibit 10z to the Form 10-Q for the quarterly period ended September 30, 2005).

**10aa.	Separation Agreement between Bristol-Myers Squibb Company and Donald J. Hayden (incorporated herein by reference to Exhibit 10aa to the Form 10-Q for the quarterly period ended September 30, 2005).

12.	Statement re computation of ratios (filed herewith).

21.	Subsidiaries of the Registrant (filed herewith).

23.	Consent of PricewaterhouseCoopers LLP (filed herewith).

31a.	Section 302 Certification Letter (filed herewith).

31b.	Section 302 Certification Letter (filed herewith).

32a.	Section 906 Certification Letter (filed herewith).

32b.	Section 906 Certification Letter (filed herewith).

*

Indicates, in this Form 10-K, brand names of products, which are registered trademarks not owned by the Company or its subsidiaries. ERBITUX is a trademark of ImClone Systems Inc.; AVAPRO, APROVEL, COAPROVEL, AVALIDE, KARVEA, KARVEZIDE, ISCOVER and PLAVIX are trademarks of Sanofi-Aventis Corp.; GLUCOPHAGE, GLUCOVANCE and METAGLIP are trademarks of Merck Sante S.A.S., an associate of Merck KGaA of Darmstadt, Germany; ABILIFY is a trademark of Otsuka Pharmaceuticals, Ltd.; TRUVADA is a trademark of Gilead Sciences, Inc.; ESTRACE and OVCON are trademarks of Warner Chilcott Company, Inc.; DELESTROGEN is a trademark of Jones Pharma Inc.; DOVONEX is a trademark of Leo Pharma A/S; BUFFERIN and EXCEDRIN are trademarks of Novartis AG; and EMSAM is a trademark of Somerset Pharmaceuticals, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRISTOL-MYERS SQUIBB COMPANY (Registrant)

By	/s/ Peter R. DOLAN
Peter R. Dolan
Chief Executive Officer

Date: March 13, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ PETER R. DOLAN (Peter R. Dolan)	Chief Executive Officer (Principal Executive Officer)	March 13, 2006

/s/ ANDREW R.J. BONFIELD (Andrew R.J. Bonfield)	Chief Financial Officer (Principal Financial Officer)	March 13, 2006

/s/ JOSEPH C. CALDARELLA (Joseph C. Caldarella)	Vice President and Controller (Principal Accounting Officer)	March 13, 2006

/s/ JAMES D. ROBINSON III (James D. Robinson III)	Chairman of the Board of Directors	March 13, 2006

/s/ ROBERT E. ALLEN (Robert E. Allen)	Director	March 13, 2006

/s/ LEWIS B. CAMPBELL (Lewis B. Campbell)	Director	March 13, 2006

/s/ VANCE D. COFFMAN (Vance D. Coffman)	Director	March 13, 2006

/s/ JAMES M. CORNELIUS (James M. Cornelius)	Director	March 13, 2006

/s/ LOUIS J. FREEH (Louis J. Freeh)	Director	March 13, 2006

/s/ LOUIS V. GERSTNER, JR. (Louis V. Gerstner, Jr.)	Director	March 13, 2006

/s/ LAURIE H. GLIMCHER, M.D. (Laurie H. Glimcher, M.D.)	Director	March 13, 2006

/s/ LEIF JOHANSSON (Leif Johansson)	Director	March 13, 2006

/s/ LOUIS W. SULLIVAN, M.D. (Louis W. Sullivan, M.D.)	Director	March 13, 2006

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

Exhibit No.	Description	Page No.
3a.	Amended and Restated Certificate of Incorporation of Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 3a to the Form 10-Q for the quarterly period ended June 30, 2005).	*

3b.	Bylaws of Bristol-Myers Squibb Company, as amended as of March 7, 2006 (filed herewith).	E-3-1

4a.	Letter of Agreement dated March 28, 1984 (incorporated herein by reference to Exhibit 4 to Form 10-K for the fiscal year ended December 31, 1983).	*

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

4f.

$2,000,000,000 Five Year Competitive Advance and Revolving Credit Facility Agreement dated as of December 22, 2004 among Bristol-Myers Squibb Company, the borrowing subsidiaries, the lenders named in the agreement, Bank of America, N.A. as syndication agent, and JPMorgan Chase Bank and Citicorp North America, Inc., as administrative agents (incorporated herein by reference to Exhibit 4f to the Form 10-K for the fiscal year ended December 31, 2004).

*

4g.

Second Supplemental Indenture, dated September 28, 2001, between Bristol-Myers Squibb Company and JPMorgan Chase Bank (as successor trustee to The Chase Manhattan Bank) to the indenture dated June 1, 1993 (incorporated herein by reference to Exhibit 4g to the Form 10-K for the fiscal year ended December 31, 2003).

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

*

4k.	Form of 4.00% Senior Note due 2008 (incorporated herein by reference to Exhibit 4n to the Form 10-Q for the quarterly period ended September 30, 2003).	*

4l.	Form of 5.25% Senior Note due 2013 (incorporated herein by reference to Exhibit 4o to the Form 10-Q for the quarterly period ended September 30, 2003).	*

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

*

4o.	Form of Floating Rate Convertible Senior Debenture due 2023 (incorporated herein by reference to Exhibit 4s to the Form 10-Q for the quarterly period ended September 30, 2003).	*

4p.	Specimen Certificate of Common Stock (incorporated herein by reference to Exhibit 4s to the Form 10-K for the fiscal year ended December 31, 2003).	*

4q.	Specimen Certificate of Convertible Preferred Stock (incorporated herein by reference to Exhibit 4s to the Form 10-K for the fiscal year ended December 31, 2003).	*

**10a.

Bristol-Myers Squibb Company 1997 Stock Incentive Plan, effective as of May 6, 1997 and as amended effective July 17, 2002 (incorporated herein by reference to Exhibit 10a to the Form 10-Q for the quarterly period ended June 30, 2002).

*

**10b.

Bristol-Myers Squibb Company 2002 Stock Incentive Plan, effective as of May 7, 2002 and as amended effective May 3, 2005 (incorporated herein by reference to Exhibit 10b to the Form 10-Q for the quarterly period ended June 30, 2005).

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

**10f.

Bristol-Myers Squibb Company 1983 Stock Option Plan, as amended and restated as of October 1, 2001 (incorporated herein by reference to Exhibit 10f to the Form 10-K for the fiscal year ended December 31, 2004).

*

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

*

**10l.	Bristol-Myers Squibb Company 1987 Deferred Compensation Plan for Non-Employee Directors, as amended to January 10, 2006 (filed herewith).	E-10-1

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

*

**10q.	Form of Agreement entered into between the Registrant and each of the named executive officers and certain other executives effective January 1, 2006 (filed herewith).	E-10-2

10r.	SEC Consent Order (incorporated herein by reference to Exhibit 10s to the Form 10-Q for the quarterly period ended September 30, 2004).	*

**10s.	Form of Non-Qualified Stock Option Agreement (filed herewith).	E-10-3

**10t.	Form of Restricted Stock Award Agreement (filed herewith).	E-10-4

**10u.	Form of Long-Term Performance Award Agreement (filed herewith).	E-10-5

**10v.	Summary of 2006 Board of Directors Compensation Program (incorporated herein by reference to Exhibit 10w to the Form 8-K filed on January 13, 2006).	*

10w.

Deferred Prosecution Agreement entered into on June 15, 2005 between Bristol-Myers Squibb Company and the United States Attorney’s Office for the District of New Jersey (incorporated herein by reference to Exhibit 99.2 to the Form 8-K filed on June 16, 2005).

*

**10x.

Restricted Stock Units Agreement with James D. Robinson III, effective as of June 15, 2005 and as amended on July 13, 2005 (incorporated herein by reference to Exhibit 10x to the Form 10-Q for the quarterly period ended June 30, 2005).

*

10y.

Single Currency Term Facility Agreement for $2,500,000,000, dated August 5, 2005, between BMS Omega Bermuda Holdings Finance Ltd., as borrower, the entities listed therein as Original Guarantors, BNP Paribas and The Royal Bank of Scotland plc, as arrangers, the financial institutions therein as Original Lenders and The Royal Bank of Scotland plc, as agent (incorporated herein by reference to Exhibit 10y to the Form 10-Q for the quarterly period ended September 30, 2005).

*

10z.

Waiver letter relating to the Single Currency Term Facility Agreement for $2,500,000,000 dated September 29, 2005 (incorporated herein by reference to Exhibit 10z to the Form 10-Q for the quarterly period ended September 30, 2005).

*

**10aa.	Separation Agreement between Bristol-Myers Squibb Company and Donald J. Hayden (incorporated herein by reference to Exhibit 10aa to the Form 10-Q for the quarterly period ended September 30, 2005).	*

12.	Statement re computation of ratios (filed herewith).	E-12-1

21.	Subsidiaries of the Registrant (filed herewith).	E-21-1

23.	Consent of PricewaterhouseCoopers LLP (filed herewith).	E-23-1

31a.	Section 302 Certification Letter (filed herewith).	E-31-1

31b.	Section 302 Certification Letter (filed herewith).	E-31-2

32a.	Section 906 Certification Letter (filed herewith).	E-32-1

32b.	Section 906 Certification Letter (filed herewith).	E-32-2

SCHEDULE II

BRISTOL-MYERS SQUIBB COMPANY

VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at beginning of period	Provisions for bad debts, charge-backs & discounts	Bad debts written off/payments for charge- backs & discounts	Balance at end of period
(Dollars in Millions)
Allowances for Charge-Backs, Discounts and Doubtful Accounts:
For the year ended December 31, 2005	$221	$1,428	$(1,442)	$207
For the year ended December 31, 2004	242	1,701	(1,722)	221
For the year ended December 31, 2003	244	1,609	(1,611)	242
Description	Balance at beginning of period	Provisions for valuation allowance	Release of valuation allowance /other	Balance at end of period
(Dollars in Millions)
Valuation Allowance on Deferred Tax Assets:
For the year ended December 31, 2005	$507	$55	$(3)	$559
For the year ended December 31, 2004	368	137	2	507
For the year ended December 31, 2003	218	150	—	368