Form 10-Q
period 2006-03-31
BRISTOL MYERS SQUIBB CO
filed 2006-05-08
CIK 14272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission File Number: 1-1136

BRISTOL-MYERS SQUIBB COMPANY

(Exact name of registrant as specified in its charter)

Delaware	22-0790350
(State of Incorporation)	(I.R.S. Employer Identification No.)

345 Park Avenue, New York, N.Y. 10154

(Address of principal executive offices) (Zip Code)

(212) 546-4000

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

At March 31, 2006, there were 1,966,315,083 shares outstanding of the Registrant’s $.10 par value Common Stock.

BRISTOL-MYERS SQUIBB COMPANY

INDEX TO FORM 10-Q

MARCH 31, 2006

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED STATEMENTS OF EARNINGS

(Dollars and Shares in Millions, Except Per Share Data)

(UNAUDITED)

	Three Months Ended March 31,
	2006	2005
EARNINGS

Net Sales	$4,676	$4,532

Cost of products sold	1,476	1,367
Marketing, selling and administrative	1,238	1,183
Advertising and product promotion	295	318
Research and development	750	653
Provision for restructuring, net	1	3
Litigation (income)/charges, net	(21)	124
Gain on sale of product asset	(200)	—
Equity in net income of affiliates	(93)	(69)
Other expense, net	37	25

Total expenses	3,483	3,604

Earnings from Continuing Operations Before Minority Interest and Income Taxes	1,193	928
Provision for income taxes	328	268
Minority interest, net of taxes	151	122

Earnings from Continuing Operations	714	538

Discontinued Operations
Loss, net of taxes	—	(5)
Loss on disposal, net of taxes	—	—

	—	(5)

Net Earnings	$714	$533

Earnings per Common Share
Basic
Earnings from Continuing Operations	$.36	$.27
Discontinued Operations
Loss, net of taxes	—	—
Loss on disposal, net of taxes	—	—

	—	—

Net Earnings per Common Share	$.36	$.27

Diluted
Earnings from Continuing Operations	$.36	$.27
Discontinued Operations
Loss, net of taxes	—	—
Loss on disposal, net of taxes	—	—

	—	—

Net Earnings per Common Share	$.36	$.27

Average Common Shares Outstanding
Basic	1,957	1,949
Diluted	1,988	1,981

Dividends declared per common share	$.28	$.28

The accompanying notes are an integral part of these financial statements.

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME AND RETAINED EARNINGS

(Dollars in Millions)

(UNAUDITED)

	Three Months Ended March 31,
	2006	2005
COMPREHENSIVE INCOME

Net Earnings	$714	$533

Other Comprehensive Income/(Loss):
Foreign currency translation, no tax benefit in 2006 and net of tax liability of $4 in 2005	20	(32)
Deferred (losses)/gains on derivatives qualifying as hedges, net of tax benefit of $11 in 2006 and net of tax liability of $33 in 2005	(32)	121
Deferred gains/(losses) on available for sale securities, net of tax liability of $1 in 2006 and $4 in 2005	2	(15)

Total Other Comprehensive (Loss)/Income	(10)	74

Comprehensive Income	$704	$607

RETAINED EARNINGS

Retained Earnings, January 1	$20,464	$19,651
Net Earnings	714	533
Cash Dividends Declared	(551)	(546)

Retained Earnings, March 31	$20,627	$19,638

The accompanying notes are an integral part of these financial statements.

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED BALANCE SHEETS

(Dollars in Millions, Except Per Share Data)

(UNAUDITED)

	March 31, 2006	December 31, 2005
ASSETS

Current Assets:
Cash and cash equivalents	$2,477	$3,050
Marketable securities	2,804	2,749
Receivables, net of allowances of $176 and $207	3,236	3,378
Inventories, net	2,147	2,060
Deferred income taxes, net of valuation allowances	620	776
Prepaid expenses	300	270

Total Current Assets	11,584	12,283

Property, plant and equipment, net	5,669	5,693
Goodwill	4,822	4,823
Other intangible assets, net	2,061	1,921
Deferred income taxes, net of valuation allowances	1,830	1,808
Prepaid pension	1,273	1,324
Other assets	222	286

Total Assets	$27,461	$28,138

LIABILITIES

Current Liabilities:
Short-term borrowings	$234	$231
Accounts payable	1,244	1,579
Accrued expenses	2,400	2,446
Accrued rebates and returns	970	1,056
U.S. and foreign income taxes payable	373	538
Dividends payable	551	547
Accrued litigation liabilities	228	493

Total Current Liabilities	6,000	6,890

Pension and other postretirement liabilities	803	804
Deferred income	250	241
Other liabilities	574	631
Long-term debt	8,278	8,364

Total Liabilities	15,905	16,930

Commitments and contingencies (Note 17)

STOCKHOLDERS’ EQUITY

Preferred stock, $2 convertible series: Authorized 10 million shares; issued and outstanding 6,306 in 2006 and 6,540 in 2005, liquidation value of $50 per share	—	—
Common stock, par value of $.10 per share: Authorized 4.5 billion shares; 2,205 million issued in 2006 and 2,205 million issued in 2005	220	220
Capital in excess of par value of stock	2,438	2,457
Accumulated other comprehensive loss	(775)	(765)
Retained earnings	20,627	20,464

	22,510	22,376
Less cost of treasury stock—238 million common shares in 2006 and 248 million in 2005	(10,954)	(11,168)

Total Stockholders’ Equity	11,556	11,208

Total Liabilities and Stockholders’ Equity	$27,461	$28,138

The accompanying notes are an integral part of these financial statements.

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Millions)

(UNAUDITED)

	Three Months Ended March 31,
	2006	2005
Cash Flows From Operating Activities:

Net Earnings	$714	$533
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	139	151
Amortization	87	92
Deferred income tax expense/(benefits)	68	(425)
Litigation settlement expense, net of recoveries	(21)	124
Stock-based compensation expense	37	9
Provision for restructuring	1	3
Gain on sale of product asset and businesses	(207)	—
Impairment charges and asset write-offs	32	—
Loss on disposal of property, plant and equipment and investment in other companies	3	4
(Under)/Over distribution of earnings from affiliates	(13)	30
Unfunded pension expense	57	62
Changes in operating assets and liabilities:
Receivables	160	715
Inventories	(75)	(125)
Prepaid expenses	(29)	(16)
Other assets	2	12
Litigation settlement payments, net of insurance recoveries	(247)	(6)
Accounts payable and accrued expenses	(474)	(430)
Product liability	(15)	(31)
U.S. and foreign income taxes payable	(120)	87
Other liabilities	(16)	(6)

Net Cash Provided by Operating Activities	83	783

Cash Flows From Investing Activities:
Purchases, net of sales and maturities, of marketable securities	(55)	1,121
Additions to property, plant and equipment and capitalized software	(202)	(181)
Proceeds from disposal of property, plant and equipment and investment in other companies	4	16
Proceeds from sale of product assets and businesses	226	—
Milestone payment	(250)	—
Investments in other companies	—	(27)

Net Cash (Used in)/Provided by Investing Activities	(277)	929

Cash Flows From Financing Activities:
Short-term borrowings/(repayments)	4	(1,640)
Long-term debt borrowings	2	2
Issuances of common stock under stock plans and excess tax benefits from share-based payment arrangements	158	109
Dividends paid	(549)	(545)

Net Cash Used in Financing Activities	(385)	(2,074)

Effect of Exchange Rates on Cash and Cash Equivalents	6	(7)

Decrease in Cash and Cash Equivalents	(573)	(369)
Cash and Cash Equivalents at Beginning of Period	3,050	3,680

Cash and Cash Equivalents at End of Period	$2,477	$3,311

The accompanying notes are an integral part of these financial statements.

Note 1. Basis of Presentation and New Accounting Standards

Bristol-Myers Squibb Company (the Company) prepared these unaudited consolidated financial statements following the requirements of the Securities and Exchange Commission (SEC) and U.S. generally accepted accounting principles (GAAP) for interim reporting. Under those rules, certain footnotes and other financial information that are normally required by GAAP for annual financial statements can be condensed or omitted. The Company is responsible for the consolidated financial statements included in this Form 10-Q. These consolidated financial statements include all normal and recurring adjustments necessary for a fair presentation of the Company’s financial position at March 31, 2006 and December 31, 2005, and the results of its operations and cash flows for the three months ended March 31, 2006 and 2005. These consolidated financial statements and the related notes should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (2005 Form 10-K).

Revenues, expenses, assets and liabilities can vary during each quarter of the year. Accordingly, the results and trends in these unaudited consolidated financial statements may not be the same as those for the full year.

The Company recognizes revenue when substantially all the risks and rewards of ownership have transferred to the customer. Generally, revenue is recognized at the time of shipment of products. In the case of certain sales made by the Nutritionals and Other Health Care segments and certain non-U.S. businesses within the Pharmaceuticals segment, revenue is recognized on the date of receipt by the purchaser. Revenues are reduced at the time of recognition to reflect expected returns that are estimated based on historical experience. Additionally, provisions are made at the time of revenue recognition for all discounts, rebates and estimated sales allowances based on historical experience updated for changes in facts and circumstances, as appropriate. Such provisions are recorded as a reduction of revenue.

In addition, the Company includes alliance revenue in net sales. The Company has agreements to promote pharmaceuticals discovered by other companies. Alliance revenue is based upon a percentage of the Company’s copromotion partners’ net sales and is earned when the copromotion partners ship the related product and title passes to their customer.

The Company accounts for certain costs to obtain internal use software for significant systems projects in accordance with Statement of Position (SOP) 98-1. These costs, including external direct costs, interest costs and internal payroll and related costs for employees who are directly associated with such projects, are capitalized and amortized over the estimated useful life of the software, which ranges from three to ten years. Costs to obtain software for projects that are not significant are expensed as incurred.

The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant assumptions are employed in estimates used in determining values of intangible assets, restructuring charges and accruals, sales rebate and return accruals, legal contingencies and tax assets and tax liabilities, as well as in estimates used in applying the revenue recognition policy and accounting for retirement and postretirement benefits (including the actuarial assumptions). Actual results may or may not differ from the estimated results.

Certain prior period amounts have been reclassified to conform to the current year presentation.

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140. This pronouncement primarily resolves certain issues addressed in the implementation of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, concerning beneficial interests in securitized financial assets. The Statement is effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring after the beginning of the 2007 fiscal year. The Company is evaluating any future effect of this pronouncement.

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

Note 1. Basis of Presentation and New Accounting Standards (Continued)

In March 2005, the FASB issued FASB Interpretation No. (FIN) 47, Accounting for Conditional Asset Retirement Obligations (FIN No. 47). FIN No. 47 clarifies that an entity must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. Asset retirement obligations covered by FIN No. 47 are those for which an entity has a legal obligation to perform an asset retirement activity, even if the timing and method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Company adopted the provisions of FIN No. 47 in the fiscal year ended December 31, 2005 and adoption of this accounting pronouncement did not have a material effect on the Company’s consolidated financial statements.

In December 2004, the FASB issued FASB Staff Position (FSP) No. 109-1— Application of SFAS No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (FSP No. 109-1). The FSP provides that the Deduction on Qualified Production Activities will be treated as a “special deduction” as described in SFAS No. 109, Accounting for Income Taxes. Accordingly, the tax effect of this deduction was reported as a component of the Company’s tax provision and did not have an effect on deferred tax assets and liabilities. The Department of the Treasury recently issued Proposed Tax Regulations with respect to the Deduction on Qualified Production Activities. The Company is evaluating the impact of the Proposed Tax Regulations and the FSP on the Company’s consolidated financial statements.

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

Stock-Based Compensation Expense

The Company adopted SFAS No. 123 (revised 2004), Share-Based Payment, (SFAS No. 123(R)) which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors based on estimated fair values. SFAS No. 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25), for periods beginning January 1, 2006. In March 2005, the SEC issued Staff Accounting Bulletin (SAB) No. 107 relating to SFAS No. 123(R). The Company has applied the provisions of SAB No. 107 in its adoption of SFAS No. 123(R).

The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of the first day of January 1, 2006. The Company’s consolidated financial statements as of and for the three months ended March 31, 2006 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Stock-based compensation expense recognized under SFAS No. 123(R) for the three months ended March 31, 2006 was $37 million ($24 million, net of related tax effects). Comparatively, stock-based compensation expense of $9 million was recognized for the three month period ended March 31, 2005 under APB No. 25.

SFAS No. 123(R) requires companies to estimate the fair value of stock-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statement of earnings. Prior to the adoption of SFAS No. 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method related to stock options in accordance with APB 25 as allowed under SFAS No. 123. Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s consolidated statement of earnings because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s consolidated

Note 1. Basis of Presentation and New Accounting Standards (Continued)

statement of earnings for the three months ended March 31, 2006 included compensation expense for stock-based payment awards granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123(R) and compensation expense for the stock-based payment awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).

In conjunction with the adoption of SFAS No. 123(R), the Company changed its method of attributing the value of stock-based compensation to expense from the accelerated multiple-option approach to the straight-line single option method. Compensation expense for all stock-based payment awards granted prior to January 1, 2006 will continue to be recognized using the accelerated multiple-option approach while compensation expense for all stock-based payment awards granted on or subsequent to January 1, 2006 is recognized using the straight-line single-option method.

With respect to the accounting treatment of retirement eligibility provisions of employee stock-based compensation awards, the Company has historically followed the nominal vesting period approach. Upon the adoption of SFAS No. 123(R), the Company will follow the non-substantive vesting period approach and recognize compensation cost over a one year period for awards granted to retirement eligible employees, or over the period from the grant date to the date retirement eligibility is achieved if more than one year, but less than the vesting period. The impact of applying the non-substantive vesting period approach is not material to the Company’s consolidated financial statements.

As stock-based compensation expense recognized in the consolidated statement of earnings for the three months ended March 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS No. 123 for the periods prior to January 1, 2006, the Company accounted for forfeitures as they occurred.

The Company determines fair value of certain stock-based payment awards on the date of grant using an option-pricing model. This model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

Note 2. Alliances and Investments

Sanofi-Aventis

The Company has agreements with Sanofi-Aventis (Sanofi) for the codevelopment and cocommercialization of AVAPRO*/AVALIDE* (irbesartan), an angiotensin II receptor antagonist indicated for the treatment of hypertension, and PLAVIX* (clopidogrel), a platelet aggregation inhibitor. The worldwide alliance operates under the framework of two geographic territories; one in the Americas (principally the United States, Canada, Puerto Rico and Latin American countries) and Australia and the other in Europe and Asia. Accordingly, two territory partnerships were formed to manage central expenses, such as marketing, research and development and royalties, and to supply finished product to the individual countries. In general, at the country level, agreements either to copromote (whereby a partnership was formed between the parties to sell one brand) or to comarket (whereby the parties operate and sell their brands independently of each other) are in place. The agreements expire on the later of (i) with respect to PLAVIX*, 2013 and, with respect to AVAPRO*/AVALIDE*, 2012 in the Americas and Australia and 2013 in Europe and Asia and (ii) the expiration of all patents and other exclusivity rights in the applicable territory.

The Company acts as the operating partner for the territory covering the Americas and Australia and owns a 50.1% majority controlling interest in this territory. Sanofi’s ownership interest in this territory is 49.9%. As such, the Company consolidates all country partnership results for this territory and records Sanofi’s share of the results as a minority interest, net of taxes, which was $148 million and $119 million for the three months ended March 31, 2006 and 2005, respectively. The Company recorded sales in this territory and in comarketing countries outside this territory (Germany, Italy, Spain and Greece) of $1,219 million and $1,010 million for the three months ended March 31, 2006 and 2005, respectively.

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

Note 2. Alliances and Investments (Continued)

Sanofi acts as the operating partner of the territory covering Europe and Asia and owns a 50.1% majority financial controlling interest within this territory. The Company’s ownership interest in the partnerships within this territory is 49.9%. The Company accounts for the investment in partnership entities in this territory under the equity method and records its share of the results in equity in net income of affiliates in the consolidated statement of earnings. The Company’s share of net income from these partnership entities before taxes was $95 million and $79 million for the three months ended March 31, 2006 and 2005, respectively.

The Company routinely receives distributions of profits and provides funding for the ongoing operations of the partnerships in the territory covering Europe and Asia. These transactions are recorded as operating activities within the Company’s consolidated statement of cash flows.

In 2001, the Company and Sanofi formed an alliance for the copromotion of irbesartan, as part of which the Company contributed the irbesartan distribution rights in the United States and Sanofi paid the Company a total of $350 million in the two years ended December 31, 2002. The Company accounted for this transaction as a sale of an interest in a license and deferred and amortized the $350 million to other income over the expected useful life of the license, which is approximately 11 years from the formation of the irbesartan copromotion alliance. The Company recognized other income of $8 million in each of the three month periods ended March 31, 2006 and 2005. The unamortized portion of the deferred income is recorded in the liabilities section of the consolidated balance sheet and was $209 million as of March 31, 2006 and $217 million as of December 31, 2005.

Otsuka

The Company has a worldwide agreement with Otsuka Pharmaceutical Co., Ltd. (Otsuka) to codevelop and cocommercialize, with Otsuka, ABILIFY* (aripiprazole) for the treatment of schizophrenia and related psychiatric disorders, except in Japan, China, Taiwan, North Korea, South Korea, the Philippines, Thailand, Indonesia, Pakistan and Egypt. The product is currently copromoted with Otsuka in the U.S., Puerto Rico, the United Kingdom, Germany, France and Spain. In the U.S., Germany and Spain where the product is sold by an Otsuka affiliate as distributor, the Company records alliance revenue for its 65% contractual share of Otsuka’s net sales, and records all expenses related to the product. The Company recognizes this alliance revenue when ABILIFY* is shipped and all risks and rewards of ownership have transferred to Otsuka’s customers. In the United Kingdom and France where the Company is presently the exclusive distributor for the product, the Company records 100% of the net sales and related cost of products sold.

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

The Company recorded revenue for ABILIFY* of $283 million and $188 million for the three months ended March 31, 2006 and 2005, respectively. Total milestone payments made to Otsuka under the agreement through March 2006 were $217 million, of which $157 million was expensed as acquired in-process research and development in 1999. The remaining $60 million was capitalized in other intangible assets and is amortized in cost of products sold over the remaining life of the agreement in the U.S., ranging from 8 to 11 years. The Company amortized in cost of products sold $2 million in each of the three months ended March 31, 2006 and 2005. The unamortized capitalized payment balance was $39 million as of March 31, 2006 and $41 million as of December 31, 2005.

ImClone

The Company has a commercialization agreement expiring in September 2018 with ImClone Systems Incorporated (ImClone), a biopharmaceutical company focused on developing targeted cancer treatments, for the codevelopment and copromotion of ERBITUX* in the United States. In 2004, the U.S. Food and Drug Administration (FDA) approved the Biologics License Application for ERBITUX* for use in combination with irinotecan in the treatment of patients with Epidermal Growth Factor Receptor (EGFR)-expressing, metastatic colorectal cancer who are refractory to irinotecan-based chemotherapy and for use as a single agent in the treatment of patients with EGFR-expressing, metastatic colorectal cancer who are intolerant to irinotecan-based chemotherapy. On March 1, 2006, the FDA approved ERBITUX* for use in the treatment of squamous cell carcinoma of the head and neck in combination with radiation as a monotherapy. The Company paid $250 million as a milestone payment to ImClone for each of the FDA approvals in 2004 and 2006. Under the agreement, ImClone receives a distribution fee based on a flat rate of 39% of product revenues in North America. In addition, the Company has the co-exclusive right, shared with ImClone, to commercialize ERBITUX* in Japan (ImClone having previously granted co-exclusive right to Merck KGaA in Japan). In December 2004, the Company, its Japanese affiliate (BMSKK), Merck KGaA, Merck Ltd., and ImClone executed a joint development agreement for ERBITUX* in Japan.

Note 2. Alliances and Investments (Continued)

The Company accounts for the $500 million total approval milestones paid in 2004 and 2006 as license acquisitions and amortizes the payments into cost of products sold over the term or the remaining term of the agreement which ends in 2018. The Company amortized into cost of products sold $6 million and $4 million for the three months ended March 31, 2006 and 2005, respectively. The unamortized portion of the approval payments is recorded in other intangible assets, and was $463 million as of March 31, 2006 and $219 million as of December 31, 2005.

The Company accounts for its investment in ImClone under the equity method and records its share of the results in equity in net income of affiliates in the consolidated statement of earnings. The Company’s recorded investment in ImClone common stock was $66 million at March 31, 2006 and December 31, 2005, respectively. The Company holds 14.4 million shares of ImClone stock, representing approximately 17% of the ImClone shares outstanding at March 31, 2006 and December 31, 2005. On a per share basis, the carrying value of the ImClone investment and the closing market price of the ImClone shares as of March 31, 2006 were $4.57 and $34.02, respectively, compared to $4.55 and $34.24, respectively, as of December 31, 2005.

The Company determines its equity share in ImClone’s net income or loss by eliminating, from ImClone’s results, the milestone revenue ImClone recognizes for the $400 million in pre-approval milestone payments made by the Company from 2001 through 2003. The Company recorded $80 million of the pre-approval milestone payments as an equity investment and expensed the remaining $320 million as acquired in-process research and development during that period. Milestone revenue recognized by ImClone in excess of $400 million is not eliminated by the Company in determining its equity share in ImClone’s results. For its share of ImClone’s results of operations, the Company recorded net income of less than $1 million and a net loss of $7 million for the three months ended March 31, 2006 and 2005, respectively. The Company recorded net sales for ERBITUX* of $138 million and $87 million for the three months ended March 31, 2006 and 2005, respectively.

Note 3. Restructuring

In the first quarter of 2006, the Company recorded pre-tax charges of $10 million, related to termination benefits for workforce reductions of approximately 140 selling and operating personnel in Latin America. These charges were decreased by a $9 million adjustment reflecting changes in estimates for restructuring actions taken in prior periods.

The following table presents a detail of the charges by segment and type for the three months ended March 31, 2006. The Company expects to substantially complete these activities by late 2007.

(Dollars in Millions)	Employees	Termination Benefits	Other Exit Costs	Total
Pharmaceuticals	140	$10	$—	$10
Changes in estimates	—	(9)	—	(9)

Provision for restructuring, net	140	$1	$—	$1

There were no other exit costs recorded for the three months ended March 31, 2006.

In the first quarter of 2005, the Company recorded a pre-tax charge of $2 million related to the termination benefits and other related costs for workforce reductions of approximately 62 selling and administrative personnel primarily in Latin America and Europe. These charges were increased by a $1 million adjustment reflecting changes in estimate for restructuring actions taken in prior periods.

The following table presents a detail of the charges by segment and type for the three months ended March 31, 2005. The Company substantially completed these activities in 2005.

(Dollars in Millions)	Employees	Termination Benefits	Other Exit Costs	Total
Pharmaceuticals	55	$1	$—	$1
Other Health Care	7	1	—	1

Subtotal	62	2	—	2
Changes in estimates	—	—	1	1

Provision for restructuring, net	62	$2	$1	$3

Note 3. Restructuring (Continued)

Restructuring charges and spending against liabilities associated with prior and current actions are as follows:

(Dollars in Millions)	Employee Termination Liability	Other Exit Cost Liability	Total
Balance at January 1, 2005	$78	$2	$80
Charges	30	2	32
Spending	(45)	(6)	(51)
Changes in estimates	(3)	2	(1)

Balance at December 31, 2005	60	—	60
Charges	10	—	10
Spending	(9)	—	(9)
Changes in estimates	(9)	—	(9)

Balance at March 31, 2006	$52	$—	$52

Note 4. Acquisitions and Divestitures

In January 2006, the Company completed the sale of its inventory, trademark, patent and intellectual property rights related to DOVONEX*, a treatment for psoriasis in the United States, to Warner Chilcott Company, Inc. for $200 million in cash. In addition, the Company will receive a royalty based on 5% of net sales of DOVONEX* through the end of 2007. As a result of this transaction, the Company recognized a pre-tax gain of $200 million ($126 million net of tax) in the first quarter of 2006, subject to certain post-closing adjustments.

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

Note 5. Discontinued Operations

In May 2005, the Company completed the sale of Oncology Therapeutics Network (OTN) to One Equity Partners LLC for cash proceeds of $197 million, including the impact of a preliminary working capital adjustment. The Company recorded a pre-tax gain of $63 million ($13 million net of tax), that was presented as a gain on sale of discontinued operations in the consolidated statement of earnings. OTN was previously presented as a separate segment.

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

	Three Months Ended March 31,
(Dollars in Millions)	2006	2005
Net sales	$—	$695
Loss before income taxes	—	(7)
Loss, net of taxes	—	(5)

The consolidated statement of cash flows includes the OTN business through the date of disposition. The Company uses a centralized approach to the cash management and financing of its operations and accordingly, debt was not allocated to this business. Cash flows used in operating and investing activities of discontinued operations were $69 million and $5 million, respectively, for the three months ended March 31, 2005.

Note 6. Earnings Per Share

The numerator for basic earnings per share is net earnings available to common stockholders. The numerator for diluted earnings per share is net earnings available to common stockholders with interest expense added back for the assumed conversion of the convertible debt into common stock. The denominator for basic earnings per share is the weighted-average number of common stock outstanding during the period. The denominator for diluted earnings per share is weighted-average shares outstanding adjusted for the effect of dilutive stock options and restricted stock and assumed conversion of the convertible debt into common stock. The computations for basic and diluted earnings per common share are as follows:

	Three Months Ended March 31,
(Amounts in Millions, Except per Share Data)	2006	2005
Basic:
Earnings from Continuing Operations	$714	$538

Discontinued Operations
Loss, net of taxes	—	(5)
Loss on disposal, net of taxes	—	—

Net Earnings	$714	$533

Basic Earnings Per Share:
Average Common Shares Outstanding	1,957	1,949

Earnings from Continuing Operations	$.36	$.27

Discontinued Operations
Loss, net of taxes	—	—
Loss on disposal, net of taxes	—	—

Net Earnings per Common Share	$.36	$.27

Diluted:
Earnings from Continuing Operations	$714	$538

Interest expense on conversion of convertible debt, net of taxes	8	4
Discontinued Operations
Loss, net of taxes	—	(5)
Loss on disposal, net of taxes	—	—

Net Earnings	$722	$537

Diluted Earnings Per Share:
Average Common Shares Outstanding	1,957	1,949
Conversion of convertible debt	29	29
Incremental shares outstanding assuming the exercise/vesting of dilutive stock options/restricted stock	2	3

	1,988	1,981

Earnings from Continuing Operations	$.36	$.27

Discontinued Operations
Loss, net of taxes	—	—
Loss on disposal, net of taxes	—	—

Net Earnings per Common Share	$.36	$.27

Weighted-average shares issuable upon the exercise of stock options, which were not included in the diluted earnings per share calculation because they were not dilutive, were 165 million and 142 million for the three months ended March 31, 2006 and 2005, respectively.

Note 7. Other Expense, Net

The components of other (income)/expense, net are:

	Three Months Ended March 31,
(Dollars in Millions)	2006	2005
Interest expense	$116	$97
Interest income	(62)	(45)
Foreign exchange transaction (gains)/losses	(12)	12
Other, net	(5)	(39)

Other expense, net	$37	$25

Interest expense was reduced by net interest swap gains of $28 million for the three months ended March 31, 2005. Interest income relates primarily to cash, cash equivalents and investments in marketable securities. Other, net includes income from third-party contract manufacturing, royalty income, gains and losses on disposal of investments and property, plant and equipment and litigation charges.

Note 8. Income Taxes

The effective income tax rate on earnings from continuing operations before minority interest and income taxes was 27.5% in the first quarter of 2006 compared to 28.9% in the first quarter of 2005. The lower effective tax rate is attributable to higher estimated foreign tax credits and lower estimated tax contingency reserves, partially offset by the expiration of the federal research and development tax credit as of December 31, 2005.

The Company has undistributed earnings of foreign subsidiaries for which taxes have not been provided as the Company has invested or expects to invest these undistributed earnings permanently offshore. If in the future these earnings are repatriated to the United States, or if the Company determines such earnings will be remitted in the foreseeable future, additional tax provisions would be required.

The Company has recorded significant deferred tax assets related to U.S. foreign tax credit and research tax credit carryforwards which expire in varying amounts beginning in 2012. Realization of foreign tax credit and research tax credit carryforwards is dependent on generating sufficient domestic-sourced taxable income prior to their expiration. Although realization is not assured, management believes it is more likely than not that these deferred tax assets will be realized. The amount of foreign tax credit and research tax credit carryforwards considered realizable, however, could be reduced in the near term if the outcome of the PLAVIX* litigation in the U.S. is unfavorable, and/or if the timing of successful generic competition for PLAVIX* were to be accelerated. If such events occur, the Company may need to record significant additional valuation allowances against these deferred tax assets. For additional information on PLAVIX* litigation, see “Item 1. Financial Statements—Note 17. Legal Proceedings and Contingencies.”

Note 9. Inventories

The major categories of inventories follow:

(Dollars in Millions)	March 31, 2006	December 31, 2005
Finished goods	$867	$867
Work in process	754	679
Raw and packaging materials	526	514

Inventories, net	$2,147	$2,060

Note 10. Property, Plant and Equipment

The major categories of property, plant and equipment follow:

(Dollars in Millions)	March 31, 2006	December 31, 2005
Land	$281	$280
Buildings	4,606	4,560
Machinery, equipment and fixtures	4,560	4,574
Construction in progress	585	570

	10,032	9,984
Less accumulated depreciation	4,363	4,291

Property, plant and equipment, net	$5,669	$5,693

Note 11. Goodwill

The changes in the carrying amount of goodwill for the year ended December 31, 2005 and the three months ended March 31, 2006 were as follows:

(Dollars in Millions)	Pharmaceuticals Segment	Nutritionals Segment	Other Health Care Segment	Discontinued Operations	Total
Balance as of January 1, 2005	$4,448	$113	$264	$80	$4,905
Purchase accounting adjustments:
Reduction due to sale of OTN	—	—	—	(80)	(80)
Reduction due to sale of Consumer Medicines	—	—	(1)	—	(1)
Purchase price and allocation adjustment	—	—	(1)	—	(1)

Balance as of December 31, 2005	4,448	113	262	—	4,823
Purchase accounting adjustment:
Reduction due to sale of business	(1)	—	—	—	(1)

Balance as of March 31, 2006	$4,447	$113	$262	$—	$4,822

Note 12. Other Intangible Assets

As of March 31, 2006 and December 31, 2005, other intangible assets consisted of the following:

(Dollars in Millions)	March 31, 2006	December 31, 2005
Patents/Trademarks	$269	$269
Less accumulated amortization	144	113

Patents/Trademarks, net	125	156

Licenses	648	431
Less accumulated amortization	97	113

Licenses, net	551	318

Technology	1,787	1,787
Less accumulated amortization	716	676

Technology, net	1,071	1,111

Capitalized Software	774	761
Less accumulated amortization	460	425

Capitalized Software, net	314	336

Total other intangible assets, net	$2,061	$1,921

In the first quarter of 2006 and for the year 2005, the Company recorded impairment charges of $32 million and $42 million, respectively, resulting from actual and estimated future sales declines of TEQUIN. These charges were recorded in Cost of Products Sold in the Company’s consolidated statement of earnings.

Note 12. Other Intangible Assets (Continued)

In March 2006, as a result of the FDA approval of ERBITUX* for use in the treatment of squamous cell carcinoma of the head and neck, the Company made a $250 million milestone payment to ImClone.

Amortization expense for other intangible assets for the three months ended March 31, 2006 and 2005 was $87 million and $92 million, respectively.

Expected amortization expense related to the current net carrying amount of other intangible assets follows:

(Dollars in Millions)
Years ending December 31:
2006	$361
2007	342
2008	287
2009	253
2010	234
Later Years	584

Note 13. Accumulated Other Comprehensive Income/(Loss)

The accumulated balances related to each component of other comprehensive income/(loss) were as follows:

(Dollars in Millions)	Foreign Currency Translation	Deferred (Loss)/Gains on Effective Hedges	Deferred (Loss)/Gains on Available for Sale Securities	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income/(Loss)
Balance at January 1, 2005	$(283)	$(309)	$23	$(223)	$(792)
Other comprehensive income/(loss)	(32)	121	(15)	—	74

Balance at March 31, 2005	$(315)	$(188)	$8	$(223)	$(718)

Balance at January 1, 2006	$(553)	$16	$1	$(229)	$(765)
Other comprehensive income/(loss)	20	(32)	2	—	(10)

Balance at March 31, 2006	$(533)	$(16)	$3	$(229)	$(775)

Note 14. Business Segments

The Company is organized in three reportable segments—Pharmaceuticals, Nutritionals and Other Health Care. The Pharmaceuticals segment is comprised of the global pharmaceutical and international consumer medicines businesses. The Nutritionals segment consists of Mead Johnson, primarily an infant formula business and children’s Nutritional business. The Other Health Care segment consists of the ConvaTec, Medical Imaging and Consumer Medicines (United States and Canada) businesses. In the third quarter of 2005, the Company completed the sale of its Consumer Medicines business. For additional information on the sale of Consumer Medicines, see “—Note 4. Acquisitions and Divestitures.”

	Three Months Ended March 31,
	Net Sales		Earnings Before Minority Interest and Income Taxes
(Dollars in Millions)	2006	2005	2006	2005
Pharmaceuticals	$3,700	$3,578	$836	$919

Nutritionals	565	526	184	180
Other Health Care	411	428	118	104

Health Care Group	976	954	302	284

Total Segments	4,676	4,532	1,138	1,203
Corporate/Other	—	—	55	(275)

Total	$4,676	$4,532	$1,193	$928

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

Cost of the Company’s deferred benefits and postretirement benefit plans included the following components:

	Three Months Ended March 31,
	Pension Benefits		Other Benefits
(Dollars in Millions)	2006	2005	2006	2005
Service cost — benefits earned during the period	$58	$50	$3	$3
Interest cost on projected benefit obligation	87	78	12	10
Expected return on plan assets	(111)	(95)	(8)	(6)
Net amortization and deferral	48	50	—	—

Total net periodic benefit cost	$82	$83	$7	$7

Contributions

For the three months ended March 31, 2006, there were no cash contributions to the U.S. pension plans, and $18 million was contributed to the international pension plans. Although no minimum contributions will be required, the Company plans to make cash contributions to the U.S. pension plans in 2006. The Company expects contributions to the international pension plans for the year ended December 31, 2006 will be in the range of $70 million to $90 million. There was no cash funding for other benefits.

Those cash benefit payments from the Company, which are classified as contributions under SFAS No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits – an amendment of FASB Statements No. 87, 88 and 106, for the three months ended March 31, 2006, totaled $7 million for pension benefits and $16 million for other benefits.

Note 16. Employee Stock Benefit Plans

Employee Stock Option Plans

Under the Company’s 2002 Stock Incentive Plan, executive officers and key employees may be granted options to purchase the Company’s common stock at no less than 100% of the market price on the date the option is granted. Options generally become exercisable in installments of 25% per year on each of the first through the fourth anniversaries of the grant date and have a maximum term of 10 years. Generally, the Company issues shares for the stock option exercise from treasury stock. Additionally, the plan provides for the granting of stock appreciation rights whereby the grantee may surrender exercisable rights and receive common stock and/or cash measured by the excess of the market price of the common stock over the option exercise price.

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

The 2002 Stock Incentive Plan provides for the granting of common stock to key employees, subject to restrictions as to continuous employment. Restrictions generally expire over a four-year period from date of grant. Compensation expense is recognized over the restricted period. At March 31, 2006 and 2005, there were 6.9 million and 2.9 million shares of restricted stock and restricted stock units outstanding under the plan, respectively. For the three months ended March 31, 2006, 2.9 million shares of restricted stock and restricted stock units were granted with a fair value of $22.73 per common share.

The 2002 Stock Incentive Plan also incorporates the Company’s long-term performance awards. These awards, which are delivered in the form of a target number of performance shares, have a three-year cycle. For 2006 to 2008, the awards will be based 50% on cumulative EPS and 50% on cumulative sales, with the ultimate payout modified by the Company’s total stockholder return versus the

Note 16. Employee Stock Benefit Plans (Continued)

11 companies in its proxy peer group. If threshold targets are not met for the performance period, no payment will be made under the long-term performance award plan. Maximum performance for all three measures will result in a maximum payout of 253% of target. For the three months ended March 31, 2006 and 2005, there were 2.1 million and 1.9 million performance shares outstanding under the plan, respectively. In 2006, 0.6 million performance shares were granted with a fair value of $20.00 per common share.

Under the TeamShare Stock Option Plan which terminated on December 31, 2004, full-time employees, excluding key executives, were granted options to purchase the Company’s common stock at the market price on the date the options were granted. The Company authorized 66 million shares for issuance under the plan. Individual grants generally became exercisable evenly on the third, fourth and fifth anniversary of the grant date and have a maximum term of 10 years. Options on 35.4 million shares have been exercised under the plan as of March 31, 2006.

The Company adopted SFAS No. 123(R) in the first quarter of 2006, which requires the measurement and recognition of compensation expense for all stock-based payment awards made to the Company’s employees and directors based on estimated fair values. The following table summarizes stock-based compensation expense, net of tax, related to employee stock options, restricted stock, and long-term performance awards for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
(Dollars in Millions)	2006	2005
Cost of products sold	$4	$—
Marketing, selling and administrative	22	9
Research and development	11	—

Total stock-based compensation expense	37	9
Deferred tax benefit	(13)	(3)

Stock-based compensation, net of tax	$24	$6

The table below reflects net income and diluted net income per share for the three months ended March 31, 2005:

(Dollars in Millions Except per Share Data)	Three Months Ended March 31, 2005
Net Earnings:
As reported	$533
Total stock-based employee compensation expense, included in reported net earnings, net of related tax effects	6
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(32)

Pro forma	$507

Basic Earnings per Share:
As reported	$.27
Pro forma	.26
Diluted Earnings per Share:
As reported	$.27
Pro forma	.26

There were no costs related to stock-based compensation that were capitalized during the period.

A summary of option activity follows:

	Shares of Common Stock		Weighted-Average Exercise Price of Shares
(Shares in Millions)	Available for Option Award	Issued Under Plan
Balance at January 1, 2005	38	163	$38.87
Authorized	18	—	—
Granted	(20)	20	25.37
Exercised	—	(9)	16.26
Lapsed	10	(10)	37.67

Balance at December 31, 2005	46	164	38.45
Authorized	18	—	—
Granted	(12)	12	22.72
Exercised	—	(7)	20.77
Lapsed	2	(2)	36.77

Balance at March 31, 2006	54	167	38.11

Note 16. Employee Stock Benefit Plans (Continued)

The weighted-average grant-date fair value of options granted by the Company during the three months ended March 31, 2006 and 2005 was $22.72 and $25.44, respectively. The total intrinsic value of options exercised for the three month periods ended March 31, 2006 and 2005 was $16 million and $64 million, respectively. During the three months ended March 31, 2006 and 2005, the Company received $149 million and $124 million in cash proceeds from the exercise of its stock options. As of March 31, 2006, there was $136 million of total unrecognized compensation cost related to stock options.

The following table summarizes significant ranges of outstanding and exercisable options as of March 31, 2006 (shares in millions):

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (in Years)	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value	Number Exercisable	Weighted- Average Remaining Contractual Life (in Years)	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value
$20 - $30	85	7.61	$25.73	$56.60	42	6.65	$26.27	$23.50
$30 - $40	8.95		32.31	—	8.94		32.31	—
$40 - $50	42	3.58	47.03	—	42	3.58	47.04	—
$50 - $60	14	4.74	58.13	—	12	4.69	58.15	—
$60 and up	18	3.24	63.31	—	16	3.26	63.30	—

Total	167	5.55	38.11	—	120	4.53	42.02	—

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s average stock price of $24.80 on March 31, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of March 31, 2006 was 14 million. As of December 31, 2005, 113 million outstanding options were exercisable, and the weighted-average exercise price was $42.23.

Stock Option Valuation

The fair value of stock option stock-based payments are estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended March 31, 2006
Expected volatility	27.8%
Risk-free interest rate	4.3%
Dividend yield	4.8%
Expected life	6.3 y	rs

The Company derived the expected volatility assumption required in the Black-Scholes model by calculating a 10-year historical volatility and weighting that equally against the derived implied volatility, consistent with SFAS No. 123(R) and SAB No. 107. Prior to January 1, 2006, the Company had used its historical stock price volatility in accordance with SFAS No. 123 for purposes of its pro forma information. The selection of the blended historical and implied volatility approach was based on the Company’s assessment that this calculation of expected volatility is more representative of future stock price trends than using only historical volatility.

The risk-free interest rate assumption is based upon the U.S. Treasury yield curve in effect at the time of grant. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.

The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding and is a derived output of the lattice-binomial model. The expected life of employee stock options is impacted by all of the underlying assumptions and calibration of the Company’s model. The lattice-binomial model assumes that employees’ exercise behavior is a function of the option’s remaining vested life and the extent to which the option is in-the-money. The lattice-binomial model estimates the probability of exercise as a function of these two variables based on the entire history of exercises and cancellations on all past option grants made by the Company.

As stock-based compensation expense recognized in the consolidated statement of earnings for the first three months of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be

Note 16. Employee Stock Benefit Plans (Continued)

estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Forfeitures were estimated based on historical experience. In the Company’s pro forma information required under SFAS No. 123 for the periods prior to January 1, 2006, the Company accounted for forfeitures as they occurred.

Pro Forma Information Under SFAS No. 123 for Periods Prior to January 1, 2006

The weighted-average estimated value of employee stock options granted in the three months ended March 31, 2005 was $5.52, using the Black-Scholes model with the following weighted-average assumptions:

Expected volatility	29.4%
Risk-free interest rate	4.4%
Dividend yield	4.6%
Expected life	7.0 y	rs

Prior to January 1, 2006, the Company used an option-pricing model to indirectly estimate the expected life of the stock options. The expected life and expected volatility of the stock options were based upon historical and other economic data trended into the future. Forfeitures of employee stock options were accounted for on an as-incurred basis.

Restricted Stock

The fair value of nonvested shares of the Company’s Class B common stock is determined based on the average trading price of the Company’s Class B common stock on the grant date.

A summary of the status of the Company’s nonvested restricted shares and restricted share units as of March 31, 2006, and changes during the three months ended March 31, 2006, is presented below:

(Shares in Thousands)	Number of Nonvested Shares	Weighted- Average Grant-Date Fair Value
Nonvested shares at January 1, 2006	4,162	$27.36
Granted	2,910	22.73
Vested	(58)	45.09
Forfeited	(108)	27.28

Nonvested shares at March 31, 2006	6,906	25.34

As of March 31, 2006, there was $135 million of total unrecognized compensation cost related to nonvested restricted stock and restricted stock units. That cost is expected to be recognized over a weighted-average period of 3.81 years. The total cost of non-vested shares and share units granted that was recognized as compensation during the three months ended March 31, 2006 was $7 million. The total fair value of shares and share units that vested during the three months ended March 31, 2006 was $3 million.

Long-Term Performance Awards

Prior to the adoption of SFAS No. 123(R), compensation expense related to long-term performance awards was determined based on the market price of our stock at the time of the award applied to the expected number of shares contingently issuable (up to 100%), and was amortized over the three year performance cycle. Upon adoption of SFAS No. 123(R), the fair value of each long-term performance award was estimated on the date of grant using a Monte Carlo simulation model instead of the grant date market price used previously.

The Company changed its valuation technique based on further clarification provided in SFAS No. 123(R) and the fact that long-term performance awards contain a market condition and performance conditions that affect factors other than vesting (i.e. variable number of shares to be awarded), which should be reflected in the grant date fair value of an award. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying each market condition stipulated in the award grant and calculates the fair market value for the long-term performance awards. The valuation model used the following assumptions:

Note 16. Employee Stock Benefit Plans (Continued)

Grant Year	Grant Date	Weighted-Average Expected Volatility	Expected Dividend Yield	Risk Free Interest Rate
2006	3/7/2006	20.4%	4.9%	4.4%

Weighted-average expected volatility is based on the three year historical volatility levels on our common stock. Expected dividend yield is based on historical dividend payments. Risk free interest rate reflects the yield on 5-year zero coupon U.S. Treasury, based on the performance shares’ contractual term. These assumptions are acquired from a third party source. The fair value of the 2006 long-term performance awards is amortized over the performance period of the award.

(Shares in Thousands)		Long-Term Performance Awards Outstanding
Grant Date	Performance Cycle Measurement Date	Weighted-Average Grant Date Fair Value	March 31, 2006
3/2/04	12/31/06	$28.11	429
3/1/05	12/31/07	25.45	1,021
3/1/06	12/31/08	20.00	640

At March 31, 2006, there was $18 million of total unrecognized compensation cost related to the performance share plan which is expected to be recognized over a weighted-average period of 2.6 years.

Accuracy of Fair Value Estimates

The Company’s determination of fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the Company’s employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the existing valuation models may not provide an accurate measure of the fair value of the Company’s employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS No. 123(R) and SAB 107 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

Note 17. Legal Proceedings and Contingencies

Various lawsuits, claims, proceedings and investigations are pending involving the Company and certain of its subsidiaries. In accordance with SFAS No. 5, Accounting for Contingencies, the Company records accruals for such contingencies when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. These matters involve antitrust, securities, patent infringement, pricing, sales and marketing practices, environmental, health and safety matters, product liability and insurance coverage. The most significant of these matters are described below. There can be no assurance that there will not be an increase in the scope of these matters or that any future lawsuits, claims, proceedings or investigations will not be material. Management continues to believe, as previously disclosed, that during the next few years, the aggregate impact, beyond current reserves, of these and other legal matters affecting the Company is reasonably likely to be material to the Company’s results of operations and cash flows, and may be material to its financial condition and liquidity.

The Company’s decision to obtain insurance coverage is dependent on market conditions, including cost and availability, existing at the time such decisions are made. As a result of external factors, the availability of insurance has become more restrictive while the cost has increased significantly. The Company has evaluated its risks and has determined that the cost of obtaining insurance outweighs the benefits of coverage protection against losses and as such, became self-insured for product liability effective July 1, 2004. The Company will continue to evaluate these risks and benefits to determine its insurance needs in the future.

INTELLECTUAL PROPERTY

PLAVIX* Litigation

PLAVIX* is currently the Company’s largest product ranked by net sales. Net sales of PLAVIX* were approximately $3.8 billion for the year ended December 31, 2005. The PLAVIX* patents are subject to a number of challenges in the United States and Canada as described below. It is not possible reasonably to estimate the impact of these lawsuits on the Company. However, loss of market

Note 17. Legal Proceedings and Contingencies (Continued)

exclusivity of PLAVIX* and development of generic competition earlier than otherwise expected would be material to the Company’s sales of PLAVIX* and results of operations and cash flows, and could be material to the Company’s financial condition and liquidity.

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

The U.S. suits were filed on March 21, 2002, May 14, 2002, September 23, 2004 and September 16, 2005, and were based on U.S. Patent No. 4,847,265, a composition of matter patent, which discloses and claims, among other things, the hydrogen sulfate salt of clopidogrel, which is marketed as PLAVIX*. The first two suits were also based on U.S. Patent No. 5,576,328, which discloses and claims, among other things, the use of clopidogrel to prevent a secondary ischemic event. The plaintiffs later withdrew Patent No. 5,576,328 from the two lawsuits. Plaintiffs’ infringement position is based on defendants’ filing of their Abbreviated New Drug Applications (aNDA) with the FDA, seeking approval to sell generic clopidogrel bisulfate prior to the expiration of the composition of matter patent in 2011. The defendants responded by alleging that the patent is invalid and/or unenforceable. Apotex has added antitrust counterclaims. The first two cases were consolidated for discovery. Fact discovery closed on October 15, 2003 and expert discovery was completed in November 2004. The joint pretrial order in the Apotex case was submitted May 27, 2005, and the court approved it.

On March 21, 2006, the Company and Sanofi announced that they have reached an agreement subject to certain conditions with Apotex Inc. and Apotex Corp. to settle the patent infringement lawsuit pending between the parties in the U.S. District Court for the Southern District of New York. The proposed settlement is subject to certain conditions, including antitrust review and clearance by the Federal Trade Commission and state attorneys general. There is a significant risk that the required antitrust clearance will not be obtained. In such event, the proposed settlement would be terminated, and the litigation would be reinstated in the same Court. If the litigation were reinstated, Sanofi and the Company intend to vigorously pursue enforcement of their patent rights in PLAVIX*. If reinstated, it is not possible reasonably to assess the outcome of this lawsuit or the timing of potential generic competition for PLAVIX*. Apotex announced in January 2006 that it had received final approval of its aNDA for clopidogrel bisulfate from the FDA. As a result, if the litigation were reinstated, Apotex could launch a generic clopidogrel product at risk.

The trial in the Apotex matter had been scheduled to begin in June 2006. As a result of the settlement agreement, the Court suspended the trial date pending the possible finalization of the proposed settlement. If it proceeds to trial the Apotex case will be tried without a jury. Plaintiffs filed a motion to consolidate the Dr. Reddy’s case with the Apotex case for trial. That motion is pending before the court.

In related matters, between March and May 2006, seven lawsuits were filed against the Company, Sanofi-Aventis and Apotex Corporation in U.S. District Court, Southern District of Ohio, Western Division, seeking, among other things, permanent injunctive relief barring the proposed settlement of the PLAVIX* patent infringement lawsuit and/or monetary damages. The first complaint, an individual suit filed by Kroger Co. in March 2006, alleges that the proposed settlement violates the Sherman Act and related antitrust laws. The other six actions, filed in April and May 2006, are purported class actions which allege, generally, violations of the Sherman Act and related antitrust laws, and seek to bar the proposed PLAVIX* settlement and to recover alleged monetary damages. The six purported class actions were filed by Meijer Co. (and Meijer Distribution Inc.), Rochester Drug Co-operative, Inc. (a drug wholesale cooperative), Painters District Council No. 30 Health & Welfare Fund (an employee welfare benefit fund), Vista Healthplan, Inc. (a private insurance company and health maintenance organization), International Brotherhood of Electrical Workers Local 98 Health & Welfare Plan (an employee welfare benefit fund) and the health and welfare benefit funds for American Federation of State, County & Municipal Employees District Council 47, International Association of Fire Fighters Local 22 and United Food and Commercial Workers Union Local 1776. It is not possible at this time reasonably to estimate the impact of these lawsuits on the Company.

On April 20, 2005, Apotex filed a complaint for declaratory judgment against Sanofi-Aventis, Sanofi-Aventis, Inc., and Bristol-Myers Squibb Sanofi Pharmaceuticals Holding Partnership. The complaint seeks a declaratory judgment that the ‘265 patent is unenforceable due to alleged inequitable conduct committed during the prosecution of the patent. The defendants responded by submitting a motion to dismiss, which the court granted on September 12, 2005. Apotex filed an appeal to the United States Court of Appeals for the Federal Circuit. On March 24, 2006, the appellate court affirmed the trial court’s dismissal of the complaint.

Note 17. Legal Proceedings and Contingencies (Continued)

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

Canada

Sanofi-Synthelabo and Sanofi-Synthelabo Canada Inc. instituted a prohibition action in the Federal Court of Canada against Apotex Inc. (Apotex) and the Minister of Health in response to a Notice of Allegation (NOA) from Apotex directed against Canadian Patent 1,336,777 (the ‘777 patent) covering clopidogrel bisulfate. Apotex’s NOA indicated that it had filed an Abbreviated New Drug Submission (ANDS) for clopidogrel bisulfate tablets and that it sought approval (a Notice of Compliance) of that ANDS before the expiration of the ‘777 patent, which is scheduled for August 12, 2012. Apotex’s NOA further alleged that the ‘777 patent was invalid or not infringed. A hearing was held from February 21 to February 25, 2005. On March 21, 2005, the Canadian Federal Court of Ottawa rejected Apotex’s challenge to the Canadian PLAVIX* patent and held that the asserted claims are novel, not obvious and infringed, and granted Sanofi’s application for an order of prohibition against the Minister of Health and Apotex Inc. That order of prohibition will preclude approval of Apotex’s ANDS until the patent expires in 2012, unless the Federal Court’s decision is reversed on appeal. Apotex has filed an appeal.

Sanofi-Aventis and Sanofi-Synthelabo Canada Inc. instituted a prohibition action in the Federal Court of Canada against Novopharm Limited (Novopharm) and the Minister of Health in response to a NOA from Novopharm directed against the ‘777 patent. Novopharm’s NOA indicated that it had filed an ANDS for clopidogrel bisulfate tablets and that it sought approval (a Notice of Compliance) of that ANDS before the expiration of the ‘777 patent. Novopharm’s NOA further alleged that the ‘777 patent was invalid. Novopharm has since withdrawn its NOA and agreed to be bound by the result in the Apotex proceeding. The prohibition action has therefore been discontinued.

Sanofi-Aventis and Sanofi-Synthelabo Canada instituted a prohibition action in the Federal Court of Canada against Cobalt Pharmaceuticals Inc. and the Minister of Health in response to a Notice of Allegation from Cobalt directed against the ‘777 patent and 2,334,870 (the ‘870 patent). Cobalt’s NOA indicated that it has filed an ANDS for clopidogrel bisulfate tablets and that it sought a Notice of Compliance for that ANDS before the expiration of the ‘777 and ‘870 patents. Cobalt alleged that the ‘777 patent was invalid and that the ‘870 patent was invalid and not infringed. The case has been stayed pending the outcome of the Apotex appeal.

OTHER INTELLECTUAL PROPERTY LITIGATION

TEQUIN. The Company and Kyorin Pharmaceuticals Co., Ltd. (Kyorin) commenced a patent infringement action on March 23, 2004, against Teva USA and Teva Industries in the United States District Court for the Southern District of New York, relating to the antibiotic gatifloxacin, for which Kyorin holds the composition of matter patent and which the Company sells as TEQUIN. Teva Industries has since been dismissed from the case. This action relates to Teva’s filing of an aNDA for a generic version of gatifloxacin tablets with a certification that the composition of matter patent, which expires in December 2007 but which has been granted a patent term extension until December 2009, is invalid or not infringed. The filing of the suit places a stay on the approval of Teva’s generic product until June 2007, unless there is a court decision adverse to the Company and Kyorin before that date. Trial in this matter was scheduled to begin on May 1, 2006, but it was continued to August 28, 2006.

TEQUIN (injectable form). The Company and Kyorin commenced patent infringement actions on March 8, 2005, against Apotex Inc. and Apotex Corp., and against Sicor Pharmaceuticals, Inc., Sicor Inc., Sicor Pharmaceuticals Sales Inc., Teva Pharmaceuticals USA, Inc., and Teva Pharmaceutical Industries Ltd. in the United States District Court for the Southern District of New York, relating to

Note 17. Legal Proceedings and Contingencies (Continued)

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

ERBITUX*. On October 28, 2003, a complaint was filed by Yeda Research and Development Company Ltd. (Yeda) against ImClone and Aventis Pharmaceuticals, Inc. in the U.S. District Court for the Southern District of New York. This action alleges and seeks that three individuals associated with Yeda should also be named as inventors on U.S. Patent No. 6,217,866, which covers the therapeutic combination of any EGFR-specific monoclonal antibody and anti-neoplastic agents, such as chemotherapeutic agents, for use in the treatment of cancer. Trial is scheduled to begin June 5, 2006. If Yeda’s action were successful, Yeda could be in a position to practice, or to license others to practice, the invention. This could result in product competition for ERBITUX* that might not otherwise occur. The Company, which is not a party to this action, is unable to predict the outcome at this stage in the proceedings.

On May 4, 2004, RepliGen Corporation (Repligen) and Massachusetts Institute of Technology (MIT) filed a lawsuit in the United States District Court for the District of Massachusetts against ImClone, claiming that ImClone’s manufacture and sale of ERBITUX* infringes a patent that generally covers a process for protein production in mammalian cells. Repligen and MIT seek damages based on sales of ERBITUX* which commenced in February 2004. The patent expired on May 5, 2004, although Repligen and MIT are seeking extension of the patent. The Company, which is not a party to this action, is unable to predict the outcome at this stage in the proceedings.

ORENCIA. On January 6, 2006, Repligen and the Regents of the University of Michigan filed a complaint against the Company in the United States District Court for the Eastern District of Texas, Marshall Division. The complaint alleges that the Company’s then-anticipated sales of ORENCIA will infringe U.S. Patent 6,685,541.

ABILIFY*. On August 11, 2004, Otsuka filed with the United States Patent and Trademark Office (USPTO) a Request for Reexamination of U.S. composition of matter patent covering ABILIFY*, an antipsychotic agent used for the treatment of schizophrenia and related psychiatric disorders (U.S. Patent No. 5,006,528, the ‘528 Patent”) that expires in 2014, including granted supplemental protection extensions. The USPTO granted the Request for Reexamination. On October 27, 2005, the USPTO issued a Notice of Intent to Issue a Reexamination Certificate with all claims found allowable. We expect that the USPTO will publish the Reexamination and Patent Certificate soon. The Company’s rights to commercialize the product in the U.S. expire in November 2012.

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

Note 17. Legal Proceedings and Contingencies (Continued)

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

On September 21, 2005, certain of the Company’s current and former officers were named in a purported class action, Starkman v. Bristol-Myers Squibb et al., filed in New York State Supreme Court alleging factual claims similar to the now resolved federal class action in the Southern District of New York noted above, and asserted common law fraud and breach of fiduciary duty claims on behalf of stockholders who purchased the Company’s stock before October 19, 1999 and held their stock through March 10, 2003. On October 7, 2005, the Company removed the case to the United States District Court for the Southern District of New York. This case had been stayed. On March 21, 2006, the Supreme Court entered its decision in another case which held that holder class actions asserting state law claims, like Starkman, are preempted under federal law. The Company has forty-five days from entry of the Supreme Court’s decision to move or answer, and to oppose the plaintiff’s motion to remand the case to State court.

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

Note 17. Legal Proceedings and Contingencies (Continued)

federal and state courts relating to the pricing of Company products. The federal cases have been consolidated for pre-trial purposes under the caption In re Pharmaceutical Industry Average Wholesale Price Litigation, MDL No. 1456 in the U.S. District Court for the District of Massachusetts (the “AWP MDL”).

The pleadings in the private class action have been amended over the course of the AWP MDL in response to the Court’s rulings on both class certification and merits issues. On October 16, 2005, the plaintiffs filed their Third Amended Master Consolidated Class Action Complaint (“TAMCC”) alleging that the Company’s and many other pharmaceutical manufacturers’ reporting of prices for certain prescription drug products (20 listed drugs in the Company’s case) had the effect of falsely overstating the Average Wholesale Price (“AWP”) published in industry compendia, which in turn improperly inflated the reimbursement paid to medical providers and others who prescribed and administered those products. The TAMCC asserts claims under the federal RICO statute, state consumer protection and fair trade statutes; however, because of the Court’s prior rulings, the RICO claims have been dismissed and they continue to be included in the TAMCC primarily for appeal purposes. In addition, in an opinion dated August 16, 2005, the Court declined to certify any proposed class as to those of the Company’s drugs that are self-administered by the patient (i.e., pills, liquids that can be purchased in a pharmacy) and expressed a willingness to certify only classes involving those drugs that are administered by a physician (e.g. injectables such as oncology drugs). On January 19, 2006, the Court heard argument on the certification of three classes of persons and entities who paid for or reimbursed for seven of the Company’s physician-administered drugs and certified the following classes: (i) a nationwide class of individual Medicare Part B beneficiaries; (ii) a Massachusetts class of “Medigap” insurers; and (iii) a Massachusetts class of entities and persons in private commerce who paid or were reimbursed for the drugs based on AWP. Fact discovery by the plaintiffs of the Company is closed in the private AWP MDL proceedings and the case is progressing on issues of expert discovery and summary judgment motions. The Company is scheduled to proceed to trial on the first two classes enumerated above on November 6, 2006.

Certain of the State Attorneys General actions and suits of New York Counties and New York City are also proceeding in the AWP MDL. Specifically, the Company is a defendant in complaints by the Montana, Illinois, Kentucky and California Attorneys General, as well as a master consolidated complaint of 42 New York Counties and of New York City and a complaint by Nassau County, New York. Other Attorneys General suits are proceeding against the Company, among many other drug manufacturers, in the state courts of Pennsylvania, Nevada, Wisconsin, Illinois, Kentucky, Alabama and Mississippi. The Company and other defendants removed to federal court a recent state court case filed by the Arizona Attorney General. Defendants are seeking to transfer that case to the AWP MDL. Finally, the Company is one of many defendants in a case commenced by Erie County, New York, that is proceeding in state court. The allegations in the various State Attorneys General and New York County and New York City cases are similar to those in the private class action in the AWP MDL in the following respect: they all allege that the Company and the other manufacturers caused AWPs to be inflated, thereby injuring entities and persons who reimbursed prescription drugs based on AWPs. The primary differences from the AWP MDL are: (a) the States and Counties sue on behalf of themselves as payors for drugs under State Medicaid programs, as well as on behalf of corporate and individual citizens in their States who paid or reimbursed for drugs based on AWPs; (b) the States and Counties either do not limit or cite a greater number of drugs for which they contend AWPs were inflated; and (c) certain States and New York Counties also allege that the Company and the other defendants underpaid the amount of “rebates” owed them under the Medicaid rebate statute and a rebate agreement with the federal government. Finally, the Company is also a defendant in one private class action pending in Arizona state court that contains allegations similar to those made in the AWP MDL. No class has been certified in that case, which has been stayed pending further developments in the AWP MDL.

The Company is also a defendant in two putative class actions involving its prices under Section 340B of the Public Health Services Act, which requires prescription drug manufacturers to offer discounts to qualified medical providers – generally those who disproportionately service poor people. In one case, pending in Alabama federal court, the plaintiffs are two medical providers who claim that they and all other providers across the country did not receive the discounted prices to which they were entitled. In the other case, pending in California federal court, the County of Santa Clara, California, contends that it and other counties and cities in California have had to provide more financing to local hospitals than otherwise would have been necessary had the Company and the other defendants provided the appropriate discounts. The Alabama court denied defendants’ motions to dismiss or otherwise stay the case. In the California case, the County of Santa Clara recently filed an amended complaint. A hearing on defendants’ motion to dismiss was held on April 27, 2006 and the motion is currently pending. These cases are at a preliminary stage, and the Company is unable to assess the outcome and any possible effects on its business and profitability, or reasonably estimate possible loss or range of loss with respect to these cases. If the Company were not to prevail in final, non-appealable determinations of these litigations, the impact could be material to the Company’s consolidated financial statements.

The Company, together with a number of other pharmaceutical manufacturers, also has received subpoenas and other document requests from various government agencies seeking records relating to its pricing, sales and marketing practices, and “Best Price” reporting for drugs covered by Medicare and/or Medicaid and by the Public Health Service Act 340B program. The requests for records have come from the U.S. Attorneys’ Offices for the District of Massachusetts, the Eastern District of Pennsylvania, and the Northern District of Texas, the Civil Division of the Department of Justice, the Office of the Inspector General of the Department of

Note 17. Legal Proceedings and Contingencies (Continued)

Health and Human Services and the Office of Personnel Management (each in conjunction with the Civil Division of the Department of Justice), the Office of Pharmacy Assistance of the Health Resources and Services Administration (HRSA), and several states. In addition, requests for information have come from the House Committee on Energy & Commerce and the Senate Finance Committee in connection with investigations that the committees are currently conducting into Medicaid Best Price issues and the use of educational grants by pharmaceutical companies.

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

The Company is producing documents and actively cooperating in the investigations, which could result in the assertion of civil and/or criminal claims. The Company has reserves for liabilities in relation to pharmaceutical pricing and sales and marketing practices of $146 million. It is not possible at this time to reasonably assess the final outcome of these matters. In accordance with GAAP, the Company has determined that the above amount represents minimum expected probable loss with respect to these matters, which loss could include the imposition of fines, penalties, administrative remedies and/or liability for additional rebate amounts. Eventual losses related to these matters may exceed these reserves, and the further impact could be material. The Company does not believe that the top–end of the range for these losses can be estimated. If the Company were not to prevail in final, non–appealable determinations of these investigations, the impact could be material.

As previously disclosed, in 2004 the Company undertook an analysis of its methods and processes for calculating prices for reporting under governmental rebate and pricing programs related to its U.S. Pharmaceuticals business. The analysis was completed in early 2005. Based on the analysis, the Company identified the need for revisions to the methodology and processes used for calculating reported pricing and related rebate amounts and implemented these revised methodologies and processes beginning with its reporting to the Federal government agency with primary responsibility for these rebate and price reporting obligations, the Centers for Medicare and Medicaid Services (CMS) in the first quarter of 2005. In addition, using the revised methodologies and processes, the Company also has recalculated the “Best Price” and “Average Manufacturer’s Price” required to be reported under the Company’s federal Medicaid rebate agreement and certain state agreements, and the corresponding revised rebate liability amounts under those programs for the three-year period 2002 to 2004. Upon completion of the analysis in early 2005, the Company determined that the estimated rebate liability for those programs for the three-year period 2002 to 2004 was actually less than the rebates that had been paid by the Company for such period. Accordingly, in the fourth quarter of 2004, the Company recorded a reduction to the rebate liability in the amount of the estimated overpayment. The Company has submitted proposed revisions and an updated estimate to CMS for review, and more recently has notified the government that it will be submitting a further updated estimate correcting recently identified programming errors. The Department of Justice (DOJ) has informed the Company that it also is reviewing the submission in conjunction with the previously disclosed subpoena received by the Company from the DOJ relating to, among other things, “Best Price” reporting for drugs covered by Medicaid as discussed in more detail above, and has requested the Company to provide additional information regarding the proposed revisions and estimate. These agencies may take the position that further revisions to the Company’s methodologies and calculations are required. The Company believes, however, based on current information, that any such recalculation for 2002 to 2004 period is not likely to result in material rebate liability. However, due to the uncertainty surrounding the recoverability of the Company’s estimated overpayment arising from the review process described above, the Company recorded a reserve in an amount equal to the estimated overpayment.

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

Note 17. Legal Proceedings and Contingencies (Continued)

This case is at a preliminary stage, and the Company is unable to assess the outcome and any possible effect on its business and profitability, or reasonably estimate possible loss or range of loss with respect to this case. If the Company were not to prevail in a final, non-appealable determination of this litigation, the impact could be material.

The Company also has been named as a defendant, along with many other pharmaceutical companies, in an action brought by the Utility Consumers Action Network, entitled Utility Consumers Action Network on behalf of the Privacy Rights Clearinghouse, et al. v. Bristol-Myers Squibb Co., et al. a consumer advocacy organization that focuses on privacy issues. The lawsuit, filed in California State Superior Court, San Diego County. Another substantially similar lawsuit, Rowan Klein, a Representative Action on Behalf of Similarly Situated Persons and the Consuming Public, v. Walgreens, et al., was filed in February 2005, in the same court, against retail pharmacies, the Company and other pharmaceutical companies. The two complaints seek equitable relief, monetary damages and attorneys’ fees based upon allegedly unfair business practices and untrue and misleading advertising under various California statutes, including the California Confidentiality of Medical Information Act based on allegations that retail stores are selling consumers’ confidential medical information to companies through the “Drug Marketing Program, “ and that the companies are using consumers’ medical information for direct marketing designed to increase the sale of targeted drugs.

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

Product Liability Litigation

The Company is a party to product liability lawsuits involving allegations of injury caused by the Company’s pharmaceutical and over-the-counter medications. These lawsuits involve certain over-the-counter medications containing phenylpropanolamine (PPA), while others involve hormone replacement therapy (HRT) products, polyurethane-covered breast implants and smooth-walled breast implants, and the Company’s SERZONE prescription drug. In addition to lawsuits, the Company also faces unfiled claims involving these and other products.

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

Without admitting any wrongdoing or liability, on or around October 15, 2004, the Company entered into a settlement agreement with respect to all claims in the United States and its territories regarding SERZONE. Pursuant to the terms of the proposed settlement, all claims will be dismissed, the litigation will be terminated, the defendants will receive releases, and the Company commits to paying at least $70 million to funds for class members. On September 2, 2005, the Court issued an opinion granting final approval of the settlement. The order approving the settlement was entered on September 9, 2005.

The Company has reserves for liabilities for these lawsuits of $75 million, including reasonable attorney’s fees and expenses. It is not possible at this time to reasonably assess the final outcome of these lawsuits due to a number of contingencies that could affect the settlement. In accordance with GAAP, the Company has determined that the above amounts represent minimum expected probable losses with respect to these lawsuits. Eventual losses related to these lawsuits may exceed these reserves, and the further impact could be material. The Company does not believe that the top-end of the range for these losses can be estimated.

HORMONE REPLACEMENT THERAPY (HRT) LITIGATION. In 1991, The National Institutes of Health (NIH) launched the Women’s Health Initiative (WHI) clinical trials involving approximately 161,000 healthy, postmenopausal women. The participants

Note 17. Legal Proceedings and Contingencies (Continued)

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

The first legal complaints were filed against Wyeth shortly after WHI was halted in July 2002. In July 2003, the Company was served with its first HRT lawsuit. Plaintiffs allege, among other things, that hormone therapy products cause breast cancer, stroke, blood clots, cardiac and other injuries in women, that the defendants were aware of these risks and failed to warn consumers. The Company products involved in this litigation are: ESTRACE* (an estrogen-only tablet); ESTRADIOL (generic estrogen-only tablet); DELESTROGEN* (an injectable estrogen); and OVCON* (an oral contraceptive containing both estrogen and progestin). The federal cases are being transferred to the U.S. District Court for the Eastern District of Arkansas, In re Prempro (Wyeth) Products Liability Litigation, MDL No., 1507. As of March 31, 2006, the Company was a defendant in 363 lawsuits involving the above-mentioned products, filed on behalf of approximately 1,012 plaintiffs, in federal and state courts throughout the United States. All of these lawsuits involve multiple defendants. The Company expects to be dismissed from many cases in which its products were never used. The initial trials in the HRT litigation involving the primary defendants, Wyeth and Pfizer, are scheduled to commence in federal court in July 2006 and in Pennsylvania and New Jersey state courts in September 2006. The initial trials involve only breast cancer claims and the Company is not a defendant in any of these cases. All of the Company’s hormone therapy products were sold to other companies between January 2000 and August 2001, but the Company maintains the ESTRACE* aNDA, and continues to manufacture some of the products under a supply agreement. It is not possible at this time to reasonably assess the final outcome of this litigation or reasonably estimate possible loss or range of loss with respect to this litigation.

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

In October 2003, the Company was contacted by the North Brunswick, N.J. Board of Education (BOE) regarding the discovery of industrial waste materials allegedly including materials from E.R. Squibb and Sons during an expansion project at the North Brunswick Township High School, as well as at a number of neighboring residential properties and adjacent public park areas. In

Note 17. Legal Proceedings and Contingencies (Continued)

January 2004, the New Jersey Department of Environmental Protection (NJDEP) sent the Company and others an information request letter about possible waste disposal at the site, to which the Company responded in March 2004. The school board and the Township, who are the current owners of the school property and the park, are conducting and jointly financing soil remediation work under a work plan approved by the NJDEP, and are evaluating the need to conduct response actions to remediate or contain potentially impacted ground water. Due to financial constraints, the BOE has asked the Company to contribute funds on an interim basis to assure uninterrupted performance of necessary site work. The Company is actively monitoring the clean-up project, including its costs, and is discussing with the BOE and Township the terms of a cooperative funding agreement and allocation process. Municipal records indicate the Township operated a landfill at the site in the 1940’s through the 1960’s, and the Company is actively investigating the historic use of the site, including the Company’s possible connection. To date, neither the BOE or the Township have asserted any claims against the Company.

In September 2003, the NJDEP issued an administrative enforcement Directive and Notice under the New Jersey Spill Compensation and Control Act requiring the Company and approximately 65 other companies to perform an assessment of natural resource damages (NRD) and to implement unspecified interim remedial measures to restore conditions in the Lower Passaic River. The Directive alleges that the Company is liable because it historically sent bulk waste to the former Inland Chemical Company facility in Newark, N.J. (now owned by McKesson Corp.) for reprocessing, and that releases of hazardous substances from this facility have migrated into Newark Bay and continue to have an adverse impact on the Lower Passaic River watershed. Subsequently, the EPA also issued a notice letter under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) to numerous parties—but not including the Company—seeking their cooperation in a study of conditions in substantially the same stretch of the Passaic River that is the subject of the NJDEP’s Directive. A group of these other parties entered into a consent agreement with EPA in 2004 to finance a portion of that study. The EPA has not yet determined the estimated cost of the study. Under the consent agreement, the private party group has committed to pay roughly half of the $20 million estimate, subject to revision and future negotiation. This study may also lead to clean-up actions, directed by the EPA and the Army Corps of Engineers. The Company is working cooperatively with a group of the parties that received the NJDEP Directive and/or the EPA notice to explore potential resolutions of the Directive and to address the risk of collateral claims. Although the Company does not believe it has caused or contributed to any contamination in the Lower Passaic River watershed, the Company has informed the NJDEP that it is willing to discuss the NJDEP’s allegations against the Company. Also, the private party group continues to discuss with the federal agencies designated as trustees of natural resources affected by contamination in the Passaic River watershed the possibility of funding a cooperative NRD study that presumably would dovetail with the ongoing EPA study, and ideally would be joined by the NJDEP, to coordinate actions NJDEP may seek under the Directive. In late 2005, the NJDEP issued a supplemental Directive and filed suit against one of the site parties, seeking to compel implementation of interim measures. It is unclear whether the NJDEP will take additional actions against other site parties and/or whether litigation will arise in response to these new claims. The extent of any liability the Company may face, either to NJDEP or EPA, or with respect to future claims by the federal trustees, McKesson or other responsible parties, cannot yet be determined.

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

The Company is one of several defendants, including most of the major U.S. pharmaceutical companies, in a purported class action suit filed in superior court in Puerto Rico in February 2000 by residents of three wards from the Municipality of Barceloneta, alleging that air emissions from a government owned and operated wastewater treatment facility in the Municipality have caused respiratory and other ailments, violated local air rules and adversely impacted property values. The Company believes its wastewater discharges to the treatment facility were at all relevant times to the complaint in material compliance with the terms of the Company’s permit. In September 2005 the parties stipulated to the dismissal (with prejudice) of all claims for property damage and personal injury, leaving only claims related to nuisance remaining in the case. The court had scheduled a hearing on the class certification motion for September 30, 2005, but that hearing was adjourned. Settlement discussions among the parties continued in November and December but were not successful. In February 2006 a new judge was appointed due to a potential conflict of interest involving the prior judge and a case status conference was held on April 28, 2006, at the conclusion of which the court instructed the parties to meet and submit to the court by October 2006 recommendations regarding operations and potential improvements at the treatment facility. Settlement negotiations have recently resumed and the Company is optimistic as to a settlement of this matter for an immaterial amount. However, in the event of an adverse judgment, the Company’s ultimate financial liability could be greater than anticipated.

The Company is also responsible under various state, federal and foreign laws, including CERCLA, for certain costs of investigating and/or remediating contamination resulting from past industrial activity at the Company’s current or former sites or at waste disposal

Note 17. Legal Proceedings and Contingencies (Continued)

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

Other Matters

On October 25, 2004, the SEC notified the Company that it is conducting an informal inquiry into the activities of certain of the Company’s German pharmaceutical subsidiaries and its employees and/or agents. The SEC’s informal inquiry encompasses matters currently under investigation by the German prosecutor in Munich, Germany. The Company understands the inquiry and investigation concern potential violations of the Foreign Corrupt Practices Act and German law, respectively. The Company is cooperating with both the SEC and the German authorities. The Company has established an accrual which represents minimum expected probable losses with respect to the investigation by the German prosecutor.

In January 2006, the Company was notified by the Prosecutor in the Bari region of Italy (“Prosecutor”) that the Company is under investigation as a result of the activities of two of its employees in the region. The investigation involves the Company, as well as a number of doctors, pharmacists, pharmaceutical companies and their sales representatives. The main allegation is that the parties were engaged in a plan to defraud the National Health Service. The Prosecutor also alleges that the companies lacked appropriate compliance controls and/or processes and procedures to control the activities of their sales representatives. The Prosecutor’s request to close the operations of the pharmaceutical companies under investigation and to appoint a judicial administrator as preliminary measures is pending. The Company believes the request is unwarranted.

Note 18. Subsequent Events

None.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

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

New Product and Pipeline Progress

In February 2006, the Company launched BARACLUDE, its treatment for hepatitis B, in China. BARACLUDE was approved for sale in the U.S. in March 2005.

In February 2006, the Company launched ORENCIA, its first internally discovered and developed biologic agent, indicated for the reduction of signs and symptoms of rheumatoid arthritis (RA), in the U.S., inducing major clinical response, slowing the progression of structural damage, and improving physical function in adult patients with moderately to severely active RA who have had an inadequate response to one or more currently available treatments, such as methotrexate or anti-TNF therapy. On May 5, 2006, the U.S. Food and Drug Administration (FDA) approved the Company’s supplemental Biologics License Application for the licensure of Lonza Biologics Inc., a manufacturing facility to support increased production capacity for ORENCIA.

In March 2006, the FDA approved ERBITUX*, which is co-promoted by the Company and ImClone Systems Incorporated (ImClone), for use in the treatment of squamous cell carcinoma of the head and neck. ERBITUX* had previously been indicated for the treatment of metastatic colorectal cancer. As a result of the FDA approval, the Company paid a $250 million milestone payment to ImClone in the first quarter of 2006.

In March 2006, the FDA accepted, for filing and review, the New Drug Application (NDA) for the investigational compound dasatinib. The NDA seeks approval of dasatinib to treat chronic myelogenous leukemia in adult patients with resistance or intolerance to prior therapy. The dasatinib NDA has been granted a priority review, based on which FDA action on the NDA is expected by the end of the second quarter of 2006.

In April 2006, the Company launched EMSAM* (selegiline transdermal system) in the U.S. EMSAM* is the first transdermal patch for the delivery of a monoamine oxidase inhibitor for the treatment of major depressive disorder in adults. EMSAM* was developed by Somerset Pharmaceuticals, Inc., a joint venture between Mylan Laboratories, Inc. and Watson Pharmaceuticals, Inc. The Company has obtained exclusive distribution rights to commercialize EMSAM* in the U.S. and Canada and markets EMSAM* through its existing neuroscience sales force. EMSAM* received three years of data exclusivity as a new drug formulation, which expires on February 27, 2009.

In April 2006, the Company and Gilead Sciences, Inc. announced the submission of an NDA to the FDA for approval of a product that combines the Company’s anti-HIV medication SUSTIVA (efavirenz), and Gilead’s TRUVADA* (emtricitabine and tenofovir disoproxil fumarate), in a once-daily single tablet regimen. If approved by the FDA, the new single tablet regimen would be the first and only product that contains a complete Highly Active Antiretroviral Therapy regimen in a single once-daily tablet, intended for the treatment of HIV-1 infection in adults as a complete regimen or in combination with other antiretrovirals.

Results of Operations

The following discussion of the Company’s three-month results of continuing operations excludes the results related to the Oncology Therapeutics Network (OTN) business, which were previously presented as a separate segment, and have been segregated from continuing operations and reflected as discontinued operations for all periods presented. See “—Discontinued Operations” below.

	Three Months Ended March 31,
(Dollars in Millions)	2006	2005	% Change
Net Sales	$4,676	$4,532	3%
Earnings from Continuing Operations Before Minority Interest and Income Taxes	$1,193	$928	29%
% of net sales	25.5%	20.5%
Provision for Income Taxes	$328	$268	22%
Effective tax rate	27.5%	28.9%
Earnings from Continuing Operations	$714	$538	33%
% of net sales	15.3%	11.9%

First quarter 2006 net sales from continuing operations increased 3%, to $4.7 billion from $4.5 billion compared to the same period in 2005. U.S. net sales increased 14% to $2.7 billion in 2006 compared to 2005, while international net sales decreased 8% to $2.0 billion, including a 4% unfavorable foreign exchange impact, from $2.2 billion in 2005.

The composition of the change in sales is as follows:

		Analysis of % Change
Three Months Ended March 31,	Total Change	Volume	Price	Foreign Exchange
2006 vs. 2005	3%	—	5%	(2)%

In general, the Company’s business is not seasonal. For information on U.S. pharmaceuticals prescriber demand, reference is made to the table within Business Segments under the Pharmaceuticals section below, which sets forth a comparison of changes in net sales to the estimated total prescription growth (for both retail and mail order customers) for the Company’s top 15 pharmaceutical products.

The Company operates in three reportable segments—Pharmaceuticals, Nutritionals and Other Health Care. In May 2005, the Company completed the sale of OTN, which was previously presented as a separate segment. As such, the results of operations for OTN are presented as part of the Company’s results from discontinued operations in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The percent of the Company’s net sales by segment were as follows:

	Net Sales
	Three Months Ended March 31,
(Dollars in Millions)	2006	2005	% Change
Pharmaceuticals	$3,700	$3,578	3%
% of total net sales	79.1%	79.0%

Nutritionals	565	526	7%
% of total net sales	12.1%	11.6%
Other Health Care	411	428	(4)%
% of total net sales	8.8%	9.4%

Health Care Group	976	954	2%
% of total net sales	20.9%	21.0%

Total	$4,676	$4,532	3%

The Company recognizes revenue net of various sales adjustments to arrive at net sales as reported on the Consolidated Statement of Earnings. These adjustments are referred to as gross-to-net sales adjustments. The following table sets forth the reconciliation of the Company’s gross sales to net sales by each significant category of gross-to-net sales adjustments:

	Three Months Ended March 31,
(Dollars in Millions)	2006	2005
Gross Sales	$5,454	$5,556

Gross-to-Net Sales Adjustments
Prime Vendor Charge-Backs	(192)	(294)
Women, Infants and Children (WIC) Rebates	(225)	(208)
Managed Health Care Rebates and Other Contract Discounts	(101)	(153)
Medicaid Rebates	(74)	(172)
Cash Discounts	(63)	(66)
Sales Returns	(43)	(43)
Other Adjustments	(80)	(88)

Total Gross-to-Net Sales Adjustments	(778)	(1,024)

Net Sales	$4,676	$4,532

The decrease in gross-to-net sales adjustments in the first quarter of 2006 compared to the same period in 2005 was affected by a number of factors, including a portfolio shift towards products that required lower rebates and changes in contract status. In aggregate, the decrease in prime vendor charge-backs, managed health care rebates and other contract discounts, and Medicaid rebates was primarily due to an improved customer mix compared to the first quarter of 2005, the Company’s rebating strategy ahead of exclusivity loss for PRAVACHOL, further volume erosion on highly rebated products, including PARAPLATIN, that have lost exclusivity and become subject to generic competition, and adjustments to increase the accruals in 2005. In addition, an anticipated shift in enrollees, based on estimated patient enrollment, from Medicaid to Medicare under Medicare Part D, resulted in a decrease in Medicaid rebate accruals, partially offset by a corresponding increase in managed health care rebate accruals.

The following table sets forth the activities and ending balances of each significant category of gross-to-net sales adjustments:

(Dollars in Millions)	Prime Vendor Charge- Backs	Women, Infants and Children (WIC) Rebates	Managed Health Care Rebates and Other Contract Discounts	Medicaid Rebates	Cash Discounts	Sales Returns	Other Adjustments	Total
Balance at January 1, 2005	$106	$234	$198	$372	$33	$229	$176	$1,348
Provision related to sales made in current period	1,096	843	509	558	269	191	351	3,817
Provision related to sales made in prior periods	(6)	—	5	37	2	(27)	(32)	(21)
Returns and payments	(1,089)	(825)	(542)	(641)	(278)	(206)	(364)	(3,945)
Impact of foreign currency translation	—	—	(3)	—	—	(2)	(7)	(12)

Balance at December 31, 2005	107	252	167	326	26	185	124	1,187
Provision related to sales made in current period	193	222	101	74	62	52	84	788
Provision related to sales made in prior periods	(1)	3	—	—	1	(9)	(4)	(10)
Returns and payments	(224)	(218)	(100)	(139)	(64)	(49)	(94)	(888)
Impact of foreign currency translation	—	—	(1)	(2)	—	(5)	—	(8)

Balance at March 31, 2006	$75	$259	$167	$259	$25	$174	$110	$1,069

In 2006, no significant revisions were made to the estimates for gross-to-net sales adjustments related to sales made in prior periods.

Pharmaceuticals

The composition of the change in pharmaceutical sales is as follows:

		Analysis of % Change
Three Months Ended March 31,	Total Change	Volume	Price	Foreign Exchange
2006 vs. 2005	3%	—	5%	(2)%

Worldwide Pharmaceutical sales increased 3% to $3,700 million in the first quarter of 2006 compared to the same period in 2005. U.S. pharmaceutical sales increased 17% to $2,076 million in the first quarter of 2006 compared to 2005, primarily due to the continued volume growth of PLAVIX*, ABILIFY*, AVAPRO*/AVALIDE*, ERBITUX* and REYATAZ, and higher average net selling prices, partially offset by the continued decline of mature products. The sales increase was not affected by changes in estimated wholesaler inventory levels.

International pharmaceutical sales decreased 10%, including a 5% unfavorable foreign exchange impact, to $1,624 million for the first quarter of 2006 compared to the same period in 2005. The sales decrease was primarily due to a decline in TAXOL® (paclitaxel) and PRAVACHOL sales resulting from increased generic competition in Europe, partially offset by increased sales of newer products including REYATAZ and ABILIFY*. The Company’s reported international sales do not include sales reported by its alliance partner, Sanofi-Aventis, for PLAVIX* and AVAPRO*/AVALIDE*, which continue to show growth in the first quarter of 2006 compared to the same period in 2005.

Key pharmaceutical products and their sales, representing 80% and 75% of total pharmaceutical sales in the first quarter of 2006 and 2005, respectively, are as follows:

	Three Months Ended March 31,
(Dollars in Millions)	2006	2005	% Change
Cardiovascular
PLAVIX*	$986	$814	21%
PRAVACHOL	536	520	3%
AVAPRO*/AVALIDE*	233	196	19%
COUMADIN	55	49	12%
MONOPRIL	48	59	(19)%
Virology
REYATAZ	207	149	39%
SUSTIVA	175	173	1%
ZERIT	40	59	(32)%
BARACLUDE	11	—	—
Other Infectious Diseases
CEFZIL	23	82	(72)%
Oncology
TAXOL® (paclitaxel)	147	205	(28)%
ERBITUX*	138	87	59%
Affective (Psychiatric) Disorders
ABILIFY* (total revenue)	283	188	51%
Immunoscience
ORENCIA	5	—	—
Other Pharmaceuticals
EFFERALGAN	68	88	(23)%

•	Sales of PLAVIX*, a platelet aggregation inhibitor sold by the Company primarily in the U.S., increased 21%, to $986 million in the first quarter of 2006 from $814 million in the same period in 2005, primarily due to increased demand. Estimated total U.S. prescription demand increased approximately 15% compared to 2005. PLAVIX* is a cardiovascular product launched by the alliance between the Company and Sanofi-Aventis (Sanofi). Market exclusivity for PLAVIX* is expected to expire in 2011 in the U.S. and 2013 in the European Union (EU). Statements on exclusivity are subject to any adverse determination that may occur with respect to the PLAVIX* patent litigation and/or the entry of generic competition earlier than expected. For additional information on the PLAVIX* patent litigation, see “Item 1. Financial Statements—Note 17. Legal Proceedings and Contingencies.”

•	Sales of PRAVACHOL, an HMG Co-A reductase inhibitor, increased 3%, despite a 4% unfavorable foreign exchange impact, to $536 million in the first quarter of 2006 from $520 million in the same period in 2005. U.S. sales increased 17% to $302 million in the first quarter of 2006 from $258 million in the same period in 2005, primarily due to lower managed care rebates resulting from a proactive change in the Company’s rebating strategy ahead of exclusivity loss, partially offset by lower demand resulting from increased competition. Estimated total U.S. prescriptions declined by approximately 18% compared to 2005. International sales decreased 11%, including a 7% unfavorable foreign exchange impact, to $234 million in the first quarter of 2006 from $262 million in the same period in 2005, reflecting generic competition in key European markets. In the U.S. the market exclusivity of PRAVACHOL expired on April 20, 2006. Market exclusivity in the EU expired in 2004, with the exception of Sweden, where expiration occurred in March 2006; France, where expiration will occur on July 31, 2006, and Italy, where expiration will occur in January 2008.

•	Sales of AVAPRO*/AVALIDE*, an angiotensin II receptor blocker for the treatment of hypertension, also part of the Sanofi alliance, increased 19%, despite a 2% unfavorable foreign exchange impact, to $233 million in the first quarter of 2006 from $196 million in the same period in 2005. U.S. sales increased 36% to $139 million in the first quarter of 2006 from $102 million in the same period in 2005, primarily due to lower rebates compared with the first quarter of 2005. Estimated total U.S. prescription demand increased approximately 6% compared to 2005. International sales remained constant at $94 million compared to the same period in 2005, including a 4% unfavorable foreign exchange impact. Market exclusivity for AVAPRO*/AVALIDE* (known in the EU as APROVEL*/KARVEA*) is expected to expire in 2011 in the U.S. and 2012 in countries in the EU; AVAPRO*/AVALIDE* is not currently marketed in Japan.

•	Sales of COUMADIN, an oral anti-coagulant used predominantly in patients with atrial fibrillation or deep venous thrombosis/pulmonary embolism, increased 12%, to $55 million in 2006 compared to $49 million in 2005, due primarily to lower rebates. Estimated total U.S. prescription demand decreased approximately 25% compared to 2005. Market exclusivity for COUMADIN expired in the U.S. in 1997.

•	Sales of MONOPRIL, a second generation angiotensin converting enzyme (ACE) inhibitor for the treatment of hypertension, decreased 19%, including a 2% unfavorable foreign exchange impact, to $48 million from $59 million in 2005, due to product supply issues. Market exclusivity protection for MONOPRIL expired in 2003 in the U.S. and has expired or is expected to expire between 2001 and 2008 in countries in the EU. MONOPRIL is not currently marketed in Japan.

•	Sales of REYATAZ, a protease inhibitor for the treatment of human immunodeficiency virus (HIV), increased 39%, despite a 4% unfavorable foreign exchange impact, to $207 million in the first quarter of 2006 from $149 million in the same period in 2005, primarily due to strong U.S. prescription growth and increased demand in Europe. Estimated total U.S. prescription demand increased approximately 19% compared to 2005. European sales increased 40% to $60 million in the first quarter of 2006 from $43 million in the same period in 2005. Market exclusivity for REYATAZ is expected to expire in 2017 in the U.S., in countries in the EU and Japan.

•	Sales of SUSTIVA, a non-nucleoside reverse transcriptase inhibitor for the treatment of HIV, increased 1%, despite a 3% unfavorable foreign exchange impact, to $175 million in the first quarter of 2006 from $173 million in the same period in 2005. Estimated total U.S. prescription growth was approximately 4% for the first quarter of 2006. Market exclusivity for SUSTIVA is expected to expire in 2013 in the U.S. and in countries in the EU; the Company does not, but others do, market SUSTIVA in Japan.

•	Sales of ZERIT, an antiretroviral agent used in the treatment of HIV, decreased 32%, including a 2% unfavorable foreign exchange impact, to $40 million in 2006 from $59 million in 2005, primarily as a result of a decrease in estimated total U.S. prescriptions of approximately 33% compared to 2005. Market exclusivity for ZERIT is expected to expire in 2008 in the U.S. and Japan, and between 2007 and 2011 in countries in the EU.

•	BARACLUDE, an oral antiviral agent for the treatment of chronic hepatitis B, generated sales of $11 million for the first quarter of 2006, primarily in the U.S. The Company has a composition of matter patent that expires in the U.S. in 2010.

•	Sales of CEFZIL, an antibiotic for the treatment of mild to moderately severe bacterial infections, decreased 72%, including a 1% unfavorable foreign exchange impact, to $23 million in 2006 from $82 million in 2005, primarily due to generic competition. Market exclusivity for CEFZIL expired in December 2005 in the U.S. and is expected to expire between 2007 and 2009 in countries in the EU.

•	Sales of TAXOL® (paclitaxel), an anti-cancer agent sold almost exclusively in non-U.S. markets, decreased 28%, including a 6% unfavorable foreign exchange impact, to $147 million in the first quarter of 2006 from $205 million in the same period in 2005, primarily due to increased generic competition in Europe. Market exclusivity for TAXOL® (paclitaxel) expired in 2002 in the U.S., in 2003 in countries in the EU and expires between 2006 and 2013 in Japan. Two generic paclitaxel products have received regulatory approval in that country, and await government reimbursement approval.

•	Sales of ERBITUX*, which is sold by the Company almost exclusively in the U.S., increased 59% to $138 million in the first quarter of 2006 from $87 million in the same period in 2005, primarily due to continued growth related to usage in the treatment of metastatic colorectal cancer augmented by the new indication for the treatment of head and neck cancer. ERBITUX* is marketed by the Company under a distribution and copromotion agreement with ImClone. A patent relating to combination therapy with ERBITUX* expires in 2017. The Company’s right to market ERBITUX* in North America and Japan expires in September 2018. The Company does not, but others do, market ERBITUX* in countries in the EU.

•	Total revenue for ABILIFY*, an antipsychotic agent for the treatment of schizophrenia, acute bipolar mania and bipolar disorder, increased 51%, despite a 2% unfavorable foreign exchange impact, to $283 million in the first quarter of 2006 from $188 million in the same period in 2005. U.S. sales increased 43% to $231 million in the first quarter of 2006 from $161 million in the same period in 2005, primarily due to a 29% prescription growth. European sales increased to $45 million in the first quarter of 2006, as compared to $22 million in the same period in 2005. Total revenue for ABILIFY* primarily consists of alliance revenue representing the Company’s 65% share of net sales in countries where it copromotes with Otsuka Pharmaceutical Co., Ltd. (Otsuka) and the product is sold by an Otsuka affiliate as a distributor. Otsuka’s market exclusivity protection for ABILIFY* is expected to expire in 2014 in the U.S. (including the granted patent term extension). The Company also has the right to copromote ABILIFY* in several European countries (the United Kingdom,

France, Germany and Spain) and to act as exclusive distributor for the product in the rest of the EU. Market exclusivity protection for ABILIFY* is expected to expire in 2009 for countries in the EU (and may be extended until 2014 if pending supplemental protection certificates are granted). The Company’s contractual right to market ABILIFY* expires in November 2012 in the U.S. and Puerto Rico and, for the countries in the EU where the Company has the exclusive right to market ABILIFY* until June 2014. Statements on exclusivity are subject to any adverse determination that may occur with respect to the ABILIFY* patent reexamination. For additional information on this matter, see “Item 1. Financial Statements – Note 17. Legal Proceedings and Contingencies.” For additional information on revenue recognition of ABILIFY*, see “Item 1. Financial Statements—Note 2. Alliances and Investments.”

•	ORENCIA, a fusion protein targeted at adult patients with moderate to severe rheumatoid arthritis who have had an inadequate response to one or more currently available treatments, such as methotrexate or anti-TNF therapy, was launched in the U.S. in February 2006 and has generated sales of $5 million. The Company has a composition of matter patent that expires in the U.S. in 2016.

•	Sales of EFFERALGAN, a formulation of acetaminophen for pain relief, decreased 23%, including a 7% unfavorable foreign exchange impact, to $68 million in the first quarter of 2006 from $88 million in the same period in 2005, primarily due to a moderate flu season in the first quarter of 2006 compared to the strong flu season in the same period in 2005.

The estimated U.S. prescription and U.S. prescription change data provided above includes information only from the retail and mail order channels and does not reflect information from other channels, such as hospitals, institutions and long-term care, among others. The estimated prescription and prescription growth data are based on National Prescription Audit (NPA) data provided by IMS Health (IMS), a supplier of market research for the pharmaceutical industry, as described below.

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

Estimated End-User Demand

The following tables set forth for each of the Company’s top 15 pharmaceutical products (based on 2005 annual net sales) and products that the Company views as current and future growth drivers sold by the U.S. Pharmaceuticals business, for the three months ended March 31, 2006 and 2005 compared to the same periods in the prior year: (a) changes in reported U.S. net sales for the period; (b) estimated total U.S. prescription growth for the retail and mail order channels and the estimated U.S. therapeutic category share of the applicable product, calculated by the Company based on NPA data provided by IMS; and (c) estimated total U.S. prescription change for the retail and mail order channels and the estimated U.S. therapeutic category share of the applicable product, calculated by the Company based on Next-Generation Prescription Services (NGPS) data provided by IMS.

	Three Months Ended March 31, 2006			Month Ended March 31, 2006
	% Change in U.S. Net Sales(a)	% Change in U.S. Total Prescriptions		Estimated TRx Therapeutic Category Share %(d)
		NPA Data (b)	NGPS Data (c)	NPA Data (b)	NGPS Data (c)
ABILIFY* (total revenue)	43	29	29	12	12
AVAPRO*/AVALIDE*	36	6	4	14	15
BARACLUDE(e)	—	—	—	16	15
CEFZIL	(110)	(83)	(84)	—	—
COUMADIN	12	(25)	(28)	19	18
ERBITUX* (f)	56	N/A	N/A	N/A	N/A
GLUCOPHAGE* Franchise	(36)	(47)	(47)	1	1
KENALOG (g)	109	N/A	N/A	N/A	N/A
ORENCIA(h)	—	N/A	N/A	N/A	N/A
PARAPLATIN (f)	(53)	N/A	N/A	N/A	N/A
PLAVIX*	26	15	13	87	87
PRAVACHOL	17	(18)	(17)	6	6
REYATAZ	29	19	17	32	32
SUSTIVA	5	4	3	24	23
TEQUIN	(66)	(42)	(43)	1	1
VIDEX/VIDEX EC	(60)	(65)	(66)	2	2
ZERIT	(27)	(33)	(33)	6	6

	Three Months Ended March 31, 2005			Month Ended March 31, 2005
	% Change in U.S. Net Sales(a)	% Change in U.S. Total Prescriptions		Estimated TRx Therapeutic Category Share %(d)
		NPA Data (b)	NGPS Data (c)	NPA Data (b)	NGPS Data (c)
ABILIFY* (total revenue)	42	53	51	9	9
AVAPRO*/AVALIDE*	(12)	14	15	15	16
BARACLUDE(e)	—	—	—	—	—
CEFZIL	19	(6)	(6)	2	2
COUMADIN	35	(13)	(11)	26	26
ERBITUX* (f)	* *	N/A	N/A	N/A	N/A
GLUCOPHAGE* Franchise	(75)	(74)	(73)	3	3
KENALOG (g)	(35)	N/A	N/A	N/A	N/A
ORENCIA(h)	—	N/A	N/A	N/A	N/A
PARAPLATIN (f)	(92)	N/A	N/A	N/A	N/A
PLAVIX*	15	15	16	85	85
PRAVACHOL	(25)	(17)	(15)	8	9
REYATAZ	39	57	57	28	27
SUSTIVA	36	4	9	24	23
TEQUIN	36	(22)	(19)	1	1
VIDEX/VIDEX EC	(66)	(49)	(47)	4	4
ZERIT	63	(31)	(28)	8	8

(a)	Reflects percentage change in net sales in dollar terms, including change in average selling prices and wholesaler buying patterns.
(b)	Based on a simple average of the estimated number of prescriptions in the retail and mail order channels as provided by IMS.
(c)	Based on a weighted-average of the estimated number of prescription units (pills) in each of the retail and mail order channels based on data provided by IMS.
(d)	The therapeutic categories are determined by the Company as those products considered to be in direct competition with the Company’s own products. The products listed above compete in the following therapeutic categories: ABILIFY* (antipsychotics), AVAPRO*/AVALIDE* (angiotensin receptor blockers), BARACLUDE (oral antiviral agent), CEFZIL (branded oral solid and liquid antibiotics), COUMADIN (warfarin), ERBITUX* (oncology), GLUCOPHAGE* Franchise (oral antidiabetics), KENALOG (intra-articular/intramuscular steroid), ORENCIA (fusion protein), PARAPLATIN (carboplatin), PLAVIX* (antiplatelet agents), PRAVACHOL (HMG CoA reductase inhibitors), REYATAZ (protease inhibitors), SUSTIVA (antiretrovirals—third agents), TEQUIN (branded oral solid antibiotics), VIDEX/VIDEX EC (nucleoside reverse transcriptase inhibitors) and ZERIT (nucleoside reverse transcriptase inhibitors).
(e)	BARACLUDE was launched in the U.S. in April 2005.
(f)	ERBITUX* and PARAPLATIN specifically, and parenterally administered oncology products in general, do not have prescription-level data because physicians do not write prescriptions for these products. The Company believes therapeutic category share information provided by third parties for these products may not be reliable and accordingly, none is presented here.
(g)	The Company does not have prescription level data because the product is not dispensed through a retail pharmacy. The Company believes therapeutic category share information provided by third parties for this product may not be reliable and accordingly, none is presented here.
(h)	ORENCIA was launched in the U.S. in February 2006. The Company does not have prescription level data because the product is not dispensed through a retail pharmacy.
**	In excess of 200%.

The Company has historically reported estimated total U.S. prescription change and estimated therapeutic category share based on NPA data, which IMS makes available to the public on a subscription basis, and a simple average of the estimated number of prescriptions in the retail and mail order channels. In the third quarter of 2005, the Company began disclosing estimated total U.S. prescription change and estimated therapeutic category share based on both NPA and NGPS data. NGPS data is collected by IMS under a new, revised methodology and has been released by IMS on a limited basis through a pilot program. IMS has announced it expects to make NGPS data available to the public on a subscription basis in 2007. The Company believes that the NGPS data provided by IMS provides a superior estimate of prescription data for the Company’s products in the retail and mail order channels. The Company has calculated the estimated total U.S. prescription change and estimated therapeutic category share based on NGPS data on a weighted-average basis to reflect the fact that mail order prescriptions include a greater volume of product supplied compared with retail prescriptions. The Company believes that calculation of the estimated total U.S. prescription change and estimated therapeutic category share based on the NGPS data and the weighted-average approach with respect to the retail and mail order channels provides a superior estimate of total prescription demand. The Company now uses this methodology for its internal demand forecasts.

The estimated prescription change data and estimated therapeutic category share provided above only include information from the retail and mail order channels and do not reflect information from other channels, such as hospitals, institutions and long-term care, among others. The data provided by IMS are a product of IMS’s own record-keeping processes and are themselves estimates based on sampling procedures, subject to the inherent limitations of estimates based on sampling. In addition, the NGPS data are part of a pilot program that is still being refined by IMS.

The Company continuously seeks to improve the quality of its estimates of prescription change amounts, therapeutic category share percentages and ultimate patient/consumer demand through review of its methodologies and processes for calculation of these estimates and review and analysis of its own and third parties’ data used in such calculations. The Company expects that it will continue to review and refine its methodologies and processes for calculation of these estimates and will continue to review and analyze its own and third parties’ data used in such calculations.

Estimated Inventory Months on Hand in the Distribution Channel

The following table sets forth for each of the Company’s top 15 pharmaceutical products (based on 2005 annual net sales) and products that the Company views as current and future growth drivers sold by the Company’s U.S. Pharmaceuticals business, the U.S. Pharmaceuticals net sales and the estimated number of months on hand of the applicable product in the U.S. wholesaler distribution channel for the quarters ended March 31, 2006 and 2005 and December 31, 2005 and 2004.

	March 31, 2006		December 31, 2005
(Dollars in Millions)	Net Sales	Months on Hand	Net Sales	Months on Hand
ABILIFY* (total revenue)	$231	0.5	$175	0.6
AVAPRO*/AVALIDE*	139	0.4	168	0.6
BARACLUDE	9	1.0	4	0.7
CEFZIL	(5)	9.8	46	0.7
COUMADIN	47	0.6	50	0.8
ERBITUX*	136	—	121	—
GLUCOPHAGE* Franchise	25	0.7	29	0.7
KENALOG	23	0.7	23	0.9
ORENCIA	5	0.9	—	—
PARAPLATIN	7	1.2	5	0.9
PLAVIX*	850	0.4	906	0.6
PRAVACHOL	302	0.4	366	0.6
REYATAZ	119	0.6	110	0.5
SUSTIVA	108	0.5	102	0.6
TEQUIN	13	0.8	22	0.9
VIDEX/VIDEX EC	4	0.9	7	0.9
ZERIT	19	0.7	21	0.8

	March 31, 2005		December 31, 2004
(Dollars in Millions)	Net Sales	Months on Hand	Net Sales	Months on Hand
ABILIFY* (total revenue)	$161	0.7	$170	0.9
AVAPRO*/AVALIDE*	102	0.8	154	0.9
BARACLUDE	—	—	—	—
CEFZIL	50	0.7	60	1.1
COUMADIN	42	1.0	69	1.0
ERBITUX*	87	#	88	0.2
GLUCOPHAGE* Franchise	39	1.0	48	1.1
KENALOG	11	0.9	18	1.3
ORENCIA	—	—	—	—
PARAPLATIN	15	0.9	(12)	1.2
PLAVIX*	673	0.8	816	0.9
PRAVACHOL	258	0.8	433	1.0
REYATAZ	92	0.8	99	0.9
SUSTIVA	103	0.8	103	0.8
TEQUIN	38	0.7	39	0.9
VIDEX/VIDEX EC	10	1.2	25	0.9
ZERIT	26	0.8	31	0.9

#	Less than 0.1 months on hand.

At December 31, 2004 and March 31, 2006 the estimated value of CEFZIL inventory in the U.S. wholesaler distribution channel exceeded one month on hand by approximately $1.6 million and $11.2 million, respectively. Prescriptions for CEFZIL, an antibiotic product, are typically higher in the winter months in the U.S. As a result, the Company’s U.S. wholesalers built higher inventories of the product in the fourth quarter of 2004 to meet that expected higher demand. During the first quarter of 2006, the demand for CEFZIL decreased significantly due to generic competition that began in the U.S. in December 2005. The Company continues to monitor CEFZIL sales with the intention of working down wholesaler inventory levels to less than one month on hand.

At December 31, 2004, the estimated value of GLUCOPHAGE* Franchise products inventory (GLUCOPHAGE* XR, GLUCOPHAGE* IR, GLUCOVANCE* and METAGLIP*) in the U.S. wholesaler distribution channel exceeded one month on hand by approximately $1.6 million. As with all products, the months on hand estimate for the GLUCOPHAGE* Franchise products is an average of months on hand for all stock-keeping units (SKUs) of the product group. The increase in months on hand of the GLUCOPHAGE* Franchise products at the end of the fourth quarter of 2004 to above one month on hand resulted primarily from the purchase by wholesalers of certain SKUs. After giving effect to these purchases, the increased months on hand for these SKUs were less than one month on hand. However, when the increased months on hand for these SKUs were averaged with all SKUs for the GLUCOPHAGE* Franchise products, the aggregate estimated months on hand exceeded one month. At March 31, 2005, the estimated value of GLUCOPHAGE* Franchise products inventory in the U.S. wholesaler distribution channel had been worked down to approximately one month on hand, and remained at less than one month on hand in subsequent quarters.

At December 31, 2004, the estimated value of KENALOG inventory in the U.S. wholesaler distribution channel exceeded one month on hand by approximately $1.0 million due to high levels of goods in-transit caused by shipping delays. The U.S. wholesaler distribution channel has remained at less than one month on hand in subsequent quarters.

In October 2004, the U.S. pediatric exclusivity period for PARAPLATIN (carboplatin) expired. The resulting entry of multiple generic competitors for PARAPLATIN led to a significant decrease in demand for PARAPLATIN, which in turn led to the months on hand of the product in the U.S. wholesaler distribution channel exceeding one month at December 31, 2004 and March 31, 2006. The estimated value of PARAPLATIN inventory in the U.S. wholesaler distribution channel over one month on hand was approximately $6.0 million at December 31, 2004 and $0.9 million at March 31, 2006. The Company no longer produces PARAPLATIN and will continue to monitor PARAPLATIN wholesaler inventory levels until they have been depleted.

At March 31, 2005, the estimated value of VIDEX/VIDEX EC inventory in the U.S. wholesaler distribution channel exceeded one month on hand by approximately $1.1 million. As a result of generic competition in the U.S. commencing in the fourth quarter of 2004, demand for VIDEX/VIDEX EC decreased significantly. At December 31, 2005, the estimated value of VIDEX/VIDEX EC inventory in the U.S. wholesaler distribution channel had been worked down to less than one month on hand, and has remained at less than one month on hand at March 31, 2006.

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

The Company maintains inventory management agreements (IMAs) with most of its U.S. pharmaceutical wholesalers, which account for nearly 100% of total gross sales of U.S. pharmaceutical products. Under the current terms of the IMAs, the Company’s three largest wholesaler customers provide the Company with weekly information with respect to inventory levels of product on hand and the amount of out-movement of products. These three wholesalers currently account for over 90% of total gross sales of U.S. pharmaceutical products. The inventory information received from these wholesalers excludes inventory held by intermediaries to whom they sell, such as retailers and hospitals, and excludes goods in transit to such wholesalers. The Company uses the information provided by these three wholesalers as of the Friday closest to quarter end to calculate the amount of inventory on hand for these wholesalers at the applicable quarter end. This amount is then increased by the Company’s estimate of goods in transit to these wholesalers as of the applicable Friday, which have not been reflected in the weekly data provided by the wholesalers. Under the Company’s revenue recognition policy, sales are recorded when substantially all the risks and rewards of ownership are transferred, which in the U.S. Pharmaceutical business is generally when product is shipped. In such cases, goods in transit to a wholesaler are owned by the applicable wholesaler and, accordingly, are reflected in the calculation of inventories in the wholesaler distribution channel. The Company estimates the amount of goods in transit by using information provided by these wholesalers with respect to their open orders as of the applicable Friday and the Company’s records of sales to these wholesalers with respect to such open orders. The Company determines the out-movement of a product from these wholesalers over a period of 31 days by using the most recent four weeks of out-movement of a product as provided by these wholesalers and extrapolating such amount to a 31 day basis. The Company estimates inventory levels on hand and out-movements for its U.S. Pharmaceutical business’ wholesaler customers other than the three largest wholesalers for each product based on the assumption that such amounts bear the same relationship to the three largest wholesalers’ inventory levels and out-movements for such product as the percentage of aggregate sales for all products to these other wholesalers in the applicable quarter bears to aggregate sales for all products to the Company’s three largest wholesalers in such quarter. Finally, the Company considers whether any adjustments are necessary to these extrapolated amounts based on such factors as historical sales of individual products made to such other wholesalers and third-party market research data related to prescription trends and patient demand. In addition, the Company receives inventory information from these other wholesalers on a selective basis for certain key products.

The Company’s U.S. Pharmaceuticals business, through the IMAs discussed above, has arrangements with substantially all of its direct wholesaler customers that allow the Company to monitor U.S. wholesaler inventory levels and require those wholesalers to maintain inventory levels at approximately one month or less of their demand. In the second and third quarters of 2005, the Company negotiated amendments to its IMAs with its three largest wholesalers. The amendments extended the original agreements through December 31, 2005 and established lower limits than the original agreements for inventory levels of Company pharmaceutical products held by the wholesalers. In December 2005, the Company reached two year IMAs in principle with its three largest U.S. wholesalers, which provide the same lower limits of wholesaler inventory levels as the IMA extension previously negotiated, and executed two of the three agreements in the first quarter of 2006. The Company expects to finalize the third agreement in the second quarter of 2006.

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

As previously disclosed, for the Company’s Pharmaceuticals business outside of the United States, Nutritionals and Other Health Care business units around the world, the Company has significantly more direct customers, limited information on direct customer product level inventory and corresponding out-movement information and the reliability of third party demand information, where available, varies widely. Accordingly, the Company relies on a variety of methods to estimate direct customer product level inventory and to calculate months on hand for these business units. As such, the information required to estimate months on hand in the direct customer distribution channel for non-U.S. Pharmaceuticals business for the quarter ended March 31, 2006 is not available prior to the filing of this quarterly report on Form 10-Q. The Company will disclose this information on its website and furnish it on Form 8-K approximately 60 days after the end of the first quarter and in the Company’s Form 10-Q for the second quarter of 2006 as well as the Company’s Form 10-K for the period ending December 31, 2006.

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

HEALTH CARE GROUP

The combined first quarter 2006 revenues from the Health Care Group increased 2% to $976 million compared to the same period in 2005. Excluding a 7% unfavorable impact from the divestiture of the U.S. and Canadian consumer medicines business in the third quarter of 2005, Health Care Group sales increased 9% in the first quarter of 2006. The Health Care Group continues to generate a significant portion of the Company’s revenues, contributing over 20% of first quarter 2006 sales.

Nutritionals

The composition of the change in Nutritional sales is as follows:

			Analysis of % Change
Three Months Ended March 31,	Total Change	Volume	Price	Foreign Exchange
2006 vs. 2005	7%	3%	3%	1%

Key Nutritional product lines and their sales, representing 95% of total Nutritional sales in the first quarter of both 2006 and 2005, were as follows:

	Three Months Ended March 31,
(Dollars in Millions)	2006	2005	% Change
Infant Formulas	$385	$376	2%
ENFAMIL	237	235	1%
Toddler/Children’s Nutritionals	152	126	21%
ENFAGROW	67	50	34%

Worldwide Nutritional sales increased 7%, including a 1% favorable foreign exchange impact, to $565 million in the first quarter of 2006 from $526 million in the same period in 2005. U.S. Nutritional sales decreased 3% to $247 million in the first quarter of 2006, primarily due to decreased sales of ENFAMIL as a result of a reduction in inventory levels in the retail trade. International Nutritional sales increased 17% to $318 million in the first quarter of 2006, including a 2% favorable foreign exchange impact, primarily due to increased sales of Toddler/Children’s Nutritional products and follow-on formulas.

Other Health Care

The Other Health Care segment includes ConvaTec and the Medical Imaging business. In the third quarter of 2005, the Company sold its U.S. and Canadian Consumer Medicines business and related assets (Consumer Medicines). The composition of the change in Other Health Care segment sales is as follows:

			Analysis of % Change
Three Months Ended March 31,	Total Change	Volume	Price	Foreign Exchange
2006 vs. 2005	(4)%	(2)%	1%	(3)%

Other Health Care sales by business and their key products for the first quarter of 2006 and 2005, were as follows:

	Three Months Ended March 31,		% Change
(Dollars in Millions)	2006	2005
ConvaTec	$230	$228	1%
Ostomy	123	127	(3)%
Wound Therapeutics	105	97	8%
Medical Imaging	181	145	25%
CARDIOLITE	103	102	1%
Consumer Medicines	—	55	(100)%

•	Worldwide ConvaTec sales increased 1%, despite a 5% unfavorable foreign exchange impact, to $230 million in the first quarter of 2006 from $228 million in the same period in 2005. Sales of wound therapeutic products increased 8%, despite a 5% unfavorable foreign exchange impact, to $105 million in the first quarter of 2006 from $97 million in the same period in 2005, primarily due to continued growth of AQUACEL. Ostomy sales decreased 3%, including a 5% unfavorable foreign exchange impact, to $123 million in 2006 from $127 million in 2005.

•	Worldwide Medical Imaging sales increased 25% to $181 million in the first quarter of 2006 from $145 million in the same period in 2005, primarily due to strong growth in sales of Technetium Tc99m Generators, resulting from a competitor’s temporary withdrawal from the market through mid-April 2006. Sales of CARDIOLITE (Kit for the Preparation of Technetium Tc99m Sestamibi for Injection) increased 1% to $103 million in the first quarter of 2006 from $102 million in the same period in 2005.

Geographic Areas

In general, the Company’s products are available in most countries in the world. The largest markets are in the United States, France, Spain, Canada, Japan, Italy, Mexico, and Germany. The Company’s sales by geographic areas were as follows:

	Three Months Ended March 31,		% Change
(Dollars in Millions)	2006	2005
United States	$2,638	$2,310	14%
% of Total	56%	51%
Europe, Middle East and Africa	1,164	1,399	(17)%
% of Total	25%	31%
Other Western Hemisphere	397	354	12%
% of Total	9%	8%
Pacific	477	469	2%
% of Total	10%	10%

Total	$4,676	$4,532	3%

Sales in the United States increased 14%, primarily due to volume growth of growth drivers including PLAVIX*, ABILIFY*, AVAPRO*/AVALIDE*, ERBITUX* and REYATAZ and higher average net selling prices, partially offset by the continued decline of mature products.

Sales in Europe, Middle East and Africa decreased 17%, including a 7% unfavorable foreign exchange impact, as a result of sales decline of TAXOL® (paclitaxel) and PRAVACHOL from exclusivity losses, and decreased sales of PLAVIX* in Germany and EFFERALGAN in Spain, France and Italy. This decrease in sales was partially offset by sales in major European markets of ABILIFY* and REYATAZ, which were both launched in Europe in the second quarter of 2005.

Sales in the Other Western Hemisphere countries increased 12%, including a 6% favorable foreign exchange impact, primarily due to increased sales of PLAVIX* across all markets, and REYATAZ in Brazil.

Sales in the Pacific region increased 2%, despite a 3% unfavorable foreign exchange impact, primarily as a result of increased sales of ENFAGROW in China.

Expenses

	Three Months Ended March 31,		% Change
(Dollars in Millions)	2006	2005
Cost of products sold	$1,476	$1,367	8%
% of net sales	31.6%	30.2%
Marketing, selling and administrative	1,238	1,183	5%
% of net sales	26.5%	26.1%
Advertising and product promotion	295	318	(7)%
% of net sales	6.3%	7.0%
Research and development	750	653	15%
% of net sales	16.0%	14.4%
Provision for restructuring, net	1	3	(67)%
% of net sales	—	0.1%
Litigation (income)/charges, net	(21)	124	(117)%
% of net sales	(0.4)%	2.7%
Gain on sale of product asset	(200)	—	—
% of net sales	(4.3)%	—
Equity in net income of affiliates	(93)	(69)	(35)%
% of net sales	(2.0)%	(1.5)%
Other expense, net	37	25	48%
% of net sales	0.8%	0.5%
Total Expenses	$3,483	$3,604	(3)%
% of net sales	74.5%	79.5%

•	Cost of products sold, as a percentage of sales, increased to 31.6% in 2006 compared with 30.2% in 2005, primarily due to the unfavorable impact of pharmaceutical sales mix, resulting from exclusivity losses in Europe for TAXOL® (paclitaxel) and impairment charges for assets related to TEQUIN, partially offset by the positive impact from the pharmaceutical growth drivers.

•	Marketing, selling and administrative expenses, as a percentage of sales, were 26.5% in the first quarter of 2006 and 26.1% in the same period in 2005. Marketing, selling and administrative expenses increased by 5% to $1,238 million in the first quarter of 2006 compared to the same period in 2005, due to a number of factors, the largest being the impact of the adoption of stock option expensing.

•	Advertising and product promotion spending decreased by 7% to $295 million in the first quarter of 2006 from $318 million in the same period in 2005, primarily driven by the divestiture of the U.S. and Canadian Consumer Medicines business in 2005 and lower spending on mature brands, partially offset by increased investments in growth drivers and new products including ORENCIA and EMSAM*.

•	The Company’s investment in research and development totaled $750 million in the first quarter of 2006, an increase of 15% over the same period in 2005, and as a percentage of sales research and development expenses were 16.0% in 2006 compared with 14.4% in 2005. The increase in research and development expenses primarily reflects continued investments in late-stage compounds. Research and development costs also included $18 million and $36 million of charges consisting primarily of upfront and milestone payments in 2006 and 2005, respectively. Investment in pharmaceutical research and development equaled 18.8% of pharmaceutical sales in the first quarter of 2006, compared to 16.2% in the same period in 2005.

•	Restructuring programs have been implemented to downsize, realign and streamline operations in order to increase productivity, reduce operating expenses and to rationalize the Company’s manufacturing network and the sales and marketing organizations. Activities under the first quarter 2006 restructuring program are expected to be substantially complete by late 2007, while activities under the first quarter 2005 restructuring program are substantially complete at March 31, 2006. The Company expects the future annual benefit to earnings from continuing operations before minority interest and income taxes to be approximately $9 million and $2 million for the first quarter 2006 and 2005 programs, respectively. For additional information on restructuring, see “Item 1. Financial Statements—Note 3. Restructuring.”

•	Litigation income includes $21 million in 2006 related to an insurance recovery for previously settled litigation matters. The $124 million charges in 2005 reflect an increase to the reserves for liabilities primarily related to private litigations and governmental investigations. For additional information on litigation, see “Item 1. Financial Statements—Note 17. Legal Proceedings and Contingencies.”

•	The gain on sale of product asset of $200 million in 2006 was for the sale of inventory, trademark, patent and intellectual property rights related to DOVONEX*. For additional information, see “Item 1. Financial Statements—Note 4. Acquisitions and Divestitures.”

•	Equity in net income of affiliates for the first quarter of 2006 was $93 million, compared with $69 million in the first quarter of 2005. Equity in net income of affiliates is principally related to the Company’s joint venture with Sanofi and investment in ImClone. The $24 million increase in equity in net income of affiliates primarily reflects the increase in net income in the Sanofi joint venture. For additional information on equity in net income of affiliates, see “Item 1. Financial Statements—Note 2. Alliances and Investments.”

•	Other expense, net of income, was $37 million and $25 million in the first quarter of 2006 and 2005, respectively. Other expense includes net interest expense, foreign exchange gains and losses, income from third-party contract manufacturing and royalty income and certain other litigation matters. The $12 million increase in other expense in 2006 was primarily due to a reserve for commercial litigation, partially offset by net foreign exchange gains. For additional information, see “Item 1. Financial Statements—Note 7. Other Expense, Net.”

In the three months ended March 31, 2006 and 2005, the Company recorded specified (income)/expense items that affected the comparability of results of the periods presented herein, which are set forth in the following table:

Three Months Ended March 31, 2006

(Dollars in Millions)	Cost of products sold	Research and development	Sales Force	Provision for restructuring, net	Litigation settlement income	Other (income) / expense, net	Gain on sale of product asset	Total
Litigation Matters:
Insurance recovery	$—	$—	$—	$—	$(21)	$—	$—	$(21)
Commercial litigation	—	—	—	—	—	40	—	40

	—	—	—	—	(21)	40	—	19

Other:
Accelerated depreciation, asset impairment and contract termination	46	—	4	—	—	—	—	50
Downsizing and streamlining of worldwide operations	—	—	—	1	—	—	—	1
Upfront and milestone payments	—	18	—	—	—	—	—	18
Gain on sale of product asset	—	—	—	—	—	—	(200)	(200)

	$46	$18	$4	$1	$(21)	$40	$(200)	(112)

Income taxes on items above								48

Minority interest, net of taxes								(13)

Increase to Net Earnings from Continuing Operations								$(77)

Three Months Ended March 31, 2005

(Dollars in Millions)	Cost of Products Sold	Research and development	Provision for restructuring, net	Litigation settlement expense	Other (income) / expense, net	Total
Litigation Matters:
Private litigations and governmental investigations	$—	$—	$—	$124	$—	$124

Other:
Gain on sale of equity investment	—	—	—	—	(18)	(18)
Loss on sale of fixed assets	—	—	—	—	16	16
Accelerated depreciation	13	1	—	—	—	14
Downsizing and streamlining of worldwide operations	—	—	3	—	—	3
Upfront and milestone payments	—	35	—	—	—	35

	$13	$36	$3	$124	$(2)	174

Income taxes on items above						(42)

Reduction to Net Earnings from Continuing Operations						$132

Earnings Before Minority Interest and Income Taxes

	Earnings From Continuing Operations Before Minority Interest and Income Taxes		% Change
	Three Months Ended March 31,
(Dollars in Millions)	2006	2005
Pharmaceuticals	$836	$919	(9)%

Nutritionals	184	180	2%
Other Health Care	118	104	13%

Health Care Group	302	284	6%

Total segments	1,138	1,203	(5)%
Corporate/Other	55	(275)	120%

Total	$1,193	$928	29%

In the first quarter of 2006, earnings from continuing operations before minority interest and income taxes increased 29% to $1,193 million from $928 million in the first quarter of 2005. The increase was primarily driven by the net impact of items that affected the comparability of results as discussed above, higher sales, partially offset by lower gross margin of pharmaceutical products, increased spending on research and development, primarily related to continued investments in late stage compounds and an increase in marketing selling and administrative expenses due to a number of factors, the largest being the impact of the adoption of stock option expensing.

PHARMACEUTICALS

Earnings before minority interest and income taxes decreased to $836 million in the first quarter of 2006 from $919 million in the first quarter of 2005, primarily due to gross margin erosion, as a result of the unfavorable impact of pharmaceutical sales mix, higher royalties on certain pharmaceutical growth drivers, impairment charges for assets related to TEQUIN and increased investments in research and development.

HEALTH CARE GROUP

Nutritionals

Earnings before minority interest and income taxes increased to $184 million in the first quarter of 2006 from $180 million in the first quarter of 2005, primarily due to sales growth of both infant and children’s nutritional products, partially offset by an increase in operating expenses.

Other Health Care

Earnings before minority interest and income taxes increased to $118 million in the first quarter of 2006 from $104 million in the first quarter of 2005, primarily driven by increased sales in the Medical Imaging business.

CORPORATE/OTHER

Earnings before minority interest and income taxes were $55 million in the first quarter of 2006 compared to a $275 million loss in the first quarter of 2005, the difference was primarily due to the gain on sale of DOVONEX* in 2006 and litigation charges incurred in the first quarter of 2005.

Income Taxes

The effective income tax rate on earnings from continuing operations before minority interest and income taxes was 27.5% in the first quarter of 2006 compared to 28.9% in the first quarter of 2005. The lower effective tax rate is attributable to higher estimated foreign tax credits and lower estimated tax contingency reserves, partially offset by the expiration of the federal research and development tax credit as of December 31, 2005.

The Company has undistributed earnings of foreign subsidiaries for which taxes have not been provided as the Company has invested or expects to invest these undistributed earnings permanently offshore. If in the future these earnings are repatriated to the United States, or if the Company determines such earnings will be remitted in the foreseeable future, additional tax provisions would be required.

The Company has recorded significant deferred tax assets related to U.S. foreign tax credit and research tax credit carryforwards which expire in varying amounts beginning in 2012. Realization of foreign tax credit and research tax credit carryforwards is dependent on generating sufficient domestic-sourced taxable income prior to their expiration. Although realization is not assured, management believes it is more likely than not that these deferred tax assets will be realized. The amount of foreign tax credit and research tax credit carryforwards considered realizable, however, could be reduced in the near term if the outcome of the PLAVIX* litigation in the U.S. is unfavorable, and/or if the timing of successful generic competition for PLAVIX* were to be accelerated. If such events occur, the Company may need to record significant additional valuation allowances against these deferred tax assets. For additional information on PLAVIX* litigation, see “Item 1. Financial Statements—Note 17. Legal Proceedings and Contingencies.”

Discontinued Operations

In May 2005, the Company completed the sale of OTN to One Equity Partners LLC for cash proceeds of $197 million including the impact of a preliminary working capital adjustment. The Company recorded a pre-tax gain of $63 million ($13 million net of tax) that was presented as a gain on sale of discontinued operations in the consolidated statement of earnings. OTN was previously presented as a separate segment. For further discussions of OTN, see “Item 1. Financial Statements—Note 5. Discontinued Operations.”

For the three months ended March 31, 2005, the following amounts related to the OTN business have been segregated from continuing operations and are reflected as discontinued operations: Net sales of $695 million, Loss before income taxes of $7 million, and Loss, net of taxes of $5 million.

Developments

In March 2006, the Company announced that it will invest $200 million to expand the Company’s Manati, Puerto Rico facility. The expansion, targeted for start-up in 2009, will add new space and renovate existing space for the filling and finishing of the Company’s sterile products and biologic compounds, including ORENCIA, and investigational compounds.

In March 2006, the Company announced plans to invest $660 million for the construction of a large-scale, expandable multi-product bulk biologics manufacturing facility, at one of several U.S. locations currently under evaluation.

Financial Position, Liquidity and Capital Resources

Cash, cash equivalents and marketable securities totaled approximately $5.3 billion at March 31, 2006 compared to $5.8 billion at December 31, 2005. The Company continues to maintain a sufficient level of working capital, which was approximately $5.6 billion and $5.4 billion at March 31, 2006 and December 31, 2005, respectively. In 2006 and future periods, the Company expects cash generated by its U.S. operations, together with existing cash and borrowings from the capital markets, to sufficiently cover cash needs for working capital, capital expenditures (which the Company expects to include substantial investments in facilities to increase and maintain the Company’s capacity to provide biologics on a commercial scale), milestone payments and dividends paid in the United States. Cash and cash equivalents, marketable securities, the conversion of other working-capital items and borrowings are expected to fund near-term operations.

Cash and cash equivalents at March 31, 2006 primarily consisted of U.S. dollar denominated bank deposits with an original maturity of three months or less. Marketable securities at March 31, 2006 primarily consisted of U.S. dollar denominated floating rate instruments with an ‘AAA/aaa’ credit rating. Due to the nature of these instruments, the Company considers it reasonable to expect that their fair market values will not be significantly impacted by a change in interest rates, and that they can be liquidated for cash at short notice.

Short-term borrowings were $234 million at March 31, 2006, compared with $231 million at December 31, 2005. The Company maintains cash balances and short-term investments in excess of short-term borrowings.

Long-term debt was $8.3 billion at March 31, 2006 compared to $8.4 billion at December 31, 2005.

The Moody’s Investors Service (Moody’s) long-term and short-term credit ratings for the Company are currently A1 and Prime-1, respectively. Moody’s long-term credit rating retains a negative outlook. Standard & Poor’s (S&P) long-term and short-term credit ratings for the Company are currently A+ and A-1, respectively. S&P’s long-term credit rating remains on negative outlook. Fitch Ratings (Fitch) long-term and short-term credit rating for the Company are currently A+ and F1, respectively.

The following is a discussion of working capital and cash flow activities:

(Dollars in Millions)	March 31, 2006	December 31, 2005
Working capital	$5,584	$5,393

	Three Months Ended March 31,
(Dollars in Millions)	2006	2005
Cash flow provided by/(used in):
Operating activities	$83	$783
Investing activities	(277)	929
Financing activities	(385)	(2,074)

•	The increase in working capital of $191 million from December 31, 2005 to March 31, 2006 was primarily due to the fluctuations of the following accounts: lower accounts payable due to the timing of payments at the end of 2005; litigation settlement payments; higher inventories resulting from increased demand for newer products and existing key brands; partially offset by a reduction of cash, cash equivalents and marketable securities; and lower receivables due to lower sales in the first quarter of 2006 as compared to the fourth quarter of 2005.

•	Net cash provided by operating activities was $83 million in the first three months of 2006 and $783 million in the first three months of 2005. The $700 million decrease is mainly attributable to higher usage of working capital in 2006. The significant changes in operating assets and liabilities between 2006 and 2005 are: a $555 million decrease in receivables due to the collection of refund claims related to foreign withholding taxes in 2005 and higher collections of trade accounts receivable in 2005; a $241 million increase in litigation settlement payments in 2006; a $207 million decrease in income taxes payable was primarily related to payments in 2006 of withholding taxes on royalty income and payments for corporate, foreign and U.S. state and local taxes; partially offset by a $50 million increase in inventories due to the growth of newer products in 2005.

•	Net cash used in investing activities was $277 million in the first three months of 2006 compared to net cash provided of $929 million in the first three months of 2005. The $1,206 million decrease is attributable to the sale of marketable securities in 2005 and a $250 million milestone payment to ImClone in 2006, partially offset by proceeds from the sale of product assets for $226 million in 2006, primarily related to DOVONEX*.

•	Net cash used in financing activities was $385 million in the first three months of 2006 and $2,074 million in the first three months of 2005. The $1,689 million increase was mainly attributable to the repayment of short-term borrowings in 2005.

During the three months ended March 31, 2006 and 2005, the Company did not purchase any of its common stock.

For each of the three month periods ended March 31, 2006 and 2005, dividends declared per common share were $.28. The Company paid $549 million and $545 million in dividends for the first quarters of 2006 and 2005, respectively. Dividend decisions are made on a quarterly basis by the Company’s Board of Directors.

Contractual Obligations

For a discussion of the Company’s contractual obligations, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2005 Form 10-K.

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

Further, the Company agreed in the Consent to retain an “Independent Adviser” through the date that the Company’s Form 10-K for the year ended 2005 was filed with the SEC. The Independent Adviser continues to serve as the Independent Monitor under the Deferred Prosecution Agreement (DPA) discussed below.

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

The Independent Monitor has defined powers and responsibilities under the DPA, including the responsibility to oversee at least through April 2007, the Company’s compliance with all of the terms of the DPA, the Consent and the settlements of the derivative action and the federal securities class action. The Monitor has the authority to require the Company to take any steps he believes necessary to comply with the terms of the DPA and the Company is required to adopt all recommendations made by the Monitor, unless the Company objects to the recommendation and the USAO agrees that adoption of the recommendation should not be required. In addition, the independent Monitor will report to the USAO, on at least a quarterly basis, as to the Company’s compliance with the DPA and the implementation and effectiveness of the internal controls, financial reporting, disclosure processes and related compliance functions of the Company.

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

The Company discloses for each of its top fifteen (15) pharmaceutical products sold by the U.S. Pharmaceutical business (based on 2005 net sales) the amount of net sales and the estimated number of months on hand in the U.S. wholesaler distribution channel as of the end of the immediately preceding quarter and as of the end of the applicable quarter in its quarterly and annual reports on Forms 10-Q and 10-K. The Company discloses corresponding information for the top fifteen (15) pharmaceutical products sold within its major non-U.S. countries, as described above. For all other business units, the Company will continue to disclose on a quarterly basis the key product level inventories. The information required to estimate months on hand product level inventories in the direct customer distribution for the non-U.S. Pharmaceutical businesses is not available prior to the filing of the quarterly report on Form 10-Q for an applicable quarter. Accordingly, the Company will disclose this information on its website approximately 60 days after the end of the applicable quarter and furnish it on Form 8-K, and in the Company’s Form 10-Q for the following quarter. Information for these products for the quarter ended March 31, 2006 is expected to be disclosed on the Company’s website on or about May 31, 2006 and in the Company’s Form 10-Q for the quarter ended June 30, 2006. In addition to the foregoing quarterly disclosure, the Company will include all the foregoing information for all business units for each quarter in its Annual Report on Form 10-K. For products not described above, if the inventory at direct customers exceeds approximately one month on hand, the Company will disclose the estimated months on hand for such product(s), except where the impact on the Company is de minimis.

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

Critical Accounting Policies

For a discussion of the Company’s critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2005 Form 10-K.

Outlook

As previously disclosed, anticipated sales declines due to continued exclusivity losses during 2006 are expected to be more or less offset by growth in sales of the Company’s growth drivers and potential new products. The gross margin is expected to stabilize as the relatively high margins realized on the sale of the growth drivers and certain new products more or less offset lost margins from older products that have lost or are expected to lose exclusivity. Earnings will be adversely affected by the Company’s investments to develop and support the introduction of new products, the impact of the sale of DOVONEX*, the impact from the adoption of stock option expensing under new accounting guidelines and the development of additional new compounds.

As the Company has disclosed, it has experienced substantial revenue losses due to the expiration of market exclusivity protection for certain of its products. The Company expects substantial incremental revenue losses in 2006, representing continuing declines in revenues from products that lost market exclusivity in previous years, as well as declines in revenues of certain additional products that have lost or will lose market exclusivity. For 2006, the Company estimates reductions of net sales in the range of $1.4 billion to $1.5 billion from the 2005 levels for products that have lost or will lose exclusivity protection in 2004, 2005 or 2006, primarily PRAVACHOL, TAXOL® (paclitaxel) and CEFZIL. The timing and amounts of sales reductions from exclusivity losses, their realization in particular periods and the eventual levels of remaining sales revenues are uncertain and dependent on the levels of sales at the time exclusivity protection ends, the timing and degree of development of generic competition (speed of approvals, market entry and impact) and other factors.

The Company’s expectations for future sales growth include increases in sales of PLAVIX*, which had net sales of $3.8 billion for 2005, and is currently the Company’s largest product ranked by net sales. The composition of matter patent for PLAVIX*, which expires in 2011, is currently the subject of litigation in the United States. As previously disclosed, the Apotex litigation has been suspended pending possible finalization of the previously announced proposed settlement among the parties. The proposed settlement is subject to certain conditions, including antitrust review and clearance by the Federal Trade Commission and state attorneys general. There is a significant risk that required antitrust clearance will not be obtained. In such event, the proposed settlement would be terminated, and the litigation would be reinstated. If the litigation were reinstated, Sanofi-Aventis and Bristol-Myers Squibb intend to vigorously pursue enforcement of their patent rights in PLAVIX*. Similar proceedings involving PLAVIX* are ongoing in Canada. The Company continues to believe that the U.S. and Canadian patents are valid and infringed, and with its alliance partner and patent-holder Sanofi-Aventis, is vigorously pursuing these cases. It is not possible at this time reasonably to assess the outcome of these litigations, and/or the timing of potential generic competition for PLAVIX*. For additional information on litigation, see “Item 1. Financial Statements—Note 17. Legal Proceedings and Contingencies.”

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

Earlier this year, for example, the Company announced a planned investment of $660 million for the construction of an expandable, large-scale multi-product bulk biologics manufacturing facility in the U.S. The facility will be modular in design in order to accommodate future expansion. The Company also announced a planned investment of $200 million to expand the Company’s Manati, Puerto Rico facility. The expansion, targeted for start-up in 2009, will add 100,000 square feet of new space and renovate an additional 30,000 square feet of existing space for the filling and finishing of the Company’s sterile products and biologic compounds, including ORENCIA, and investigational compounds. In 2006 and future periods, the Company expects cash generated by its U.S. operations, together with existing cash and borrowings from the capital markets to sufficiently cover cash needs for working capital, capital expenditures (including any substantial investments in facilities to increase and maintain the Company’s capacity to provide biologics on a commercial scale, as noted above), milestone payments and dividends paid in the United States.

The Company and its subsidiaries are the subject of a number of significant pending lawsuits, claims, proceedings and investigations. There can be no assurance that there will not be an increase in the scope of these matters or that any future lawsuits, claims and proceedings will not be material to the Company. In addition, there is an increasing trend by foreign governments to scrutinize sales and marketing activities of pharmaceutical companies and there can be no assurance that any such investigation or any other investigation will not be material. It is not possible at this time reasonably to assess the final outcome of these investigations or litigations. Management continues to believe, as previously disclosed, that during the next few years, the aggregate impact, beyond current reserves, of these and other legal matters affecting the Company is reasonably likely to be material to the Company’s results of operations and cash flows, and may be material to its financial condition and liquidity. The Company’s expectations for 2006 described above do not reflect the potential impact of litigation on the Company’s results of operations.

Special Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q (including documents incorporated by reference) and other written and oral statements the Company makes from time to time contain certain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by the fact they use words such as “should”, “expect”, “anticipate”, “estimate”, “target”, “may”, “will”, “project”, “guidance”, “intend”, “plan”, “believe” and other words and terms of similar meaning and expression in connection with any discussion of future operating or financial performance. One can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Such forward-looking statements are based on current expectations and involve inherent risks and uncertainties, including factors that could delay, divert or change any of them, and could cause actual outcomes to differ materially from current expectations. These statements are likely to relate to, among other things, the Company’s goals, plans and projections regarding its financial position, results of operations, cash flows, market position, product development, product approvals, sales efforts, expenses, performance or results of current and anticipated products and the outcome of contingencies such as legal proceedings, and financial results, which are based on current expectations that involve inherent risks and uncertainties, including internal or external factors that could delay, divert or change any of them in the next several years. The Company has included important factors in the cautionary statements included in its 2005 Annual Report on From 10-K and in this quarterly report, particularly under “Item 1A. Risk Factors”, that the Company believes could cause actual results to differ materially from any forward-looking statement.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the Company’s market risk, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in the Company’s 2005 Form 10-K.

In the three months ended March 31, 2006, the Company purchased $142 million notional amount of put options and sold $238 million notional amount of forward contracts (in several currencies) to partially hedge the exchange impact primarily related to forecasted intercompany inventory purchases for up to the next 20 months. In addition, the Company bought $77 million notional amount of forward contracts to hedge the exchange impact related to Japanese yen denominated third party payables and sold a net $16 million notional amount of forward contracts to hedge the exchange impact related to certain Euro denominated third party payables and receivables.

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

Item 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our 2005 Annual Report on Form 10-K except for the following:

Litigation – PLAVIX*

The agreement that Sanofi-Aventis and the Company have reached with Apotex Inc. and Apotex Corp. to settle the PLAVIX* litigation is subject to certain conditions, including antitrust review and clearance by the Federal Trade Commission and state attorneys general. There is a significant risk that required antitrust clearance will not be obtained. In such event, the proposed settlement would be terminated, and the litigation would be reinstated. If the litigation were reinstated, Sanofi-Aventis and the Company intend to vigorously pursue patent enforcement of their patent rights in PLAVIX*. It is not possible at this time reasonably to assess the outcome of this lawsuit or the timing of potential generic competition for PLAVIX*. Apotex announced in January 2006 that it had received final approval of its aNDA for clopidogrel bisulfate from the FDA. As a result, if the litigation were reinstated, Apotex could launch a generic clopidogrel at risk.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the surrenders of the Company’s equity securities in connection with stock option and restricted stock programs during the three-month period ended March 31, 2006:

Period (Dollars in Millions, Except per Share Data)	Total Number of Shares Purchased(a)	Average Price Paid per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(b)
January 2006	11,947	$23.09	372,351,413	$2,220
February 2006	400,127	$23.04	372,351,413	$2,220
March 2006	60,004	$22.93	372,351,413	$2,220

Three months ended March 31, 2006	472,078		372,351,413

(a)	Reflects the following transactions during the three months ended March 31, 2006: (i) the deemed surrender to the Company of 448,175 shares of Common Stock to pay the exercise price and to satisfy tax withholding obligations in connection with the exercise of employee stock options, and (ii) the surrender to the Company of 23,903 shares of Common Stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.
(b)	In June 2001, the Company announced that the Board of Directors authorized the purchase of up to $14 billion of Company common stock. During the three months ended March 31, 2006, no shares were repurchased pursuant to this program and no purchases of any shares under this program are expected for the remainder of 2006.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders was held on May 2, 2006 for the purpose of:

A.	the election of nine directors;

B.	ratification of the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm;

C.	voting on a stockholder proposal on executive compensation disclosure;

D.	voting on a stockholder proposal on cumulative voting;

E.	voting on a stockholder proposal on recoupment;

F.	voting on a stockholder proposal on animal treatment; and

G.	voting on a stockholder proposal on term limits.

The following persons were elected to serve as directors and received the number of votes set opposite their respective names.

	For	Withheld
Robert E. Allen	1,613,870,525	132,228,243
Lewis B. Campbell	1,706,831,925	39,266,843
Vance D. Coffman	1,623,161,448	122,937,320
James M. Cornelius	1,703,910,727	42,188,041
Peter R. Dolan	1,698,664,910	47,433,858
Louis J. Freeh	1,707,390,029	38,708,739
Laurie H. Glimcher, M.D.	1,627,203,468	118,895,300
Lief Johansson	1,631,690,453	114,408,315
James D. Robinson III	1,690,065,965	56,032,803

The appointment of Deloitte & Touche LLP was ratified with a vote of 1,708,507,733 shares in favor of the appointment, with 24,204,138 shares voting against and 13,382,667 shares abstaining.

The stockholder-proposed resolution on executive compensation disclosure received a vote of 136,673,617 shares in favor, with 1,225,008,248 shares voting against, 18,984,411 shares abstaining and 365,432,490 broker non-votes.

The stockholder-proposed resolution on cumulative voting received a vote of 765,982,675 shares in favor, with 580,120,287 shares voting against, 34,562,619 shares abstaining and 365,433,185 broker non-votes.

The stockholder-proposed resolution on recoupment received a vote of 273,950,786 shares in favor, with 1,081,768,147 shares voting against, 24,935,430 shares abstaining and 365,444,403 broker non-votes.

The stockholder-proposed resolution on animal treatment received a vote of 59,928,595 shares in favor, with 1,136,502,051 shares voting against, 184,253,882 shares abstaining and 365,414,238 broker non-votes.

The stockholder-proposed resolution on term limits received a vote of 78,798,905 shares in favor, with 1,281,674,304 shares voting against, 20,206,292 shares abstaining and 365,419,265 broker non-votes.

Item 6. EXHIBITS

Exhibits (listed by number corresponding to the Exhibit Table of Item 601 in Regulation S-K).

Exhibit Number and Description		Page
31a.	Section 302 Certification Letter.	E-31-1
31b.	Section 302 Certification Letter.	E-31-2
32a.	Section 906 Certification Letter.	E-32-1
32b.	Section 906 Certification Letter.	E-32-2

*	Indicates, in this Form 10-Q, brand names of products which are registered trademarks not owned by the Company or its subsidiaries. ERBITUX is a trademark of ImClone Systems Inc.; AVAPRO, APROVEL, AVALIDE, and PLAVIX are trademarks of Sanofi-Aventis Corp.; GLUCOPHAGE, GLUCOVANCE and METAGLIP are trademarks of Merck Sante S.A.S., an associate of Merck KGaA of Darmstadt, Germany; ABILIFY is a trademark of Otsuka Pharmaceuticals, Ltd.; TRUVADA is a trademark of Gilead Sciences, Inc.; ESTRACE and OVCON are trademarks of Warner Chilcott Company, Inc.; DELESTROGEN is a trademark of Jones Pharma Inc.; DOVONEX is a trademark of Leo Pharma A/S; and EMSAM is a trademark of Somerset Pharmaceuticals, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRISTOL-MYERS SQUIBB COMPANY (REGISTRANT)

Date: May 8, 2006	By:	/s/ Peter R. Dolan
Peter R. Dolan Chief Executive Officer

Date: May 8, 2006	By:	/s/ Andrew R. J. Bonfield
Andrew R. J. Bonfield Chief Financial Officer