Form 10-Q
period 2006-06-30
BRISTOL MYERS SQUIBB CO
filed 2006-08-08
CIK 14272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

Commission file number: 1-1136

BRISTOL-MYERS SQUIBB COMPANY

(Exact name of registrant as specified in its charter)

Delaware	22-0790350
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

At June 30, 2006, there were 1,966,542,358 shares outstanding of the Registrant’s $.10 par value Common Stock.

BRISTOL-MYERS SQUIBB COMPANY

INDEX TO FORM 10-Q

JUNE 30, 2006

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED STATEMENTS OF EARNINGS

(Dollars and Shares in Millions, Except Per Share Data)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
EARNINGS

Net Sales	$4,871	$4,889	$9,547	$9,421

Cost of products sold	1,568	1,483	3,044	2,850
Marketing, selling and administrative	1,181	1,268	2,419	2,451
Advertising and product promotion	352	365	647	683
Research and development	740	649	1,490	1,302
Provision for restructuring, net	3	2	4	5
Litigation (income)/charges, net	(14)	(26)	(35)	98
Gain on sale of product asset	—	—	(200)	—
Equity in net income of affiliates	(125)	(87)	(218)	(156)
Other expense, net	56	105	93	130

Total expenses	3,761	3,759	7,244	7,363

Earnings from Continuing Operations Before Minority Interest and Income Taxes	1,110	1,130	2,303	2,058
Provision (benefit) for income taxes	256	(21)	584	247
Minority interest, net of taxes	187	160	338	282

Earnings from Continuing Operations	667	991	1,381	1,529

Discontinued Operations
Loss, net of taxes	—	—	—	(5)
Gain on disposal, net of taxes	—	13	—	13

	—	13	—	8

Net Earnings	$667	$1,004	$1,381	$1,537

Earnings per Common Share
Basic
Earnings from Continuing Operations	$.34	$.51	$.71	$.79
Discontinued Operations
Loss, net of taxes	—	—	—	—
Gain on disposal, net of taxes	—	—	—	—

Net Earnings per Common Share	$.34	$.51	$.71	$.79

Diluted
Earnings from Continuing Operations	$.34	$.50	$.70	$.78
Discontinued Operations
Loss, net of taxes	—	—	—	—
Gain on disposal, net of taxes	—	—	—	—

Net Earnings per Common Share	$.34	$.50	$.70	$.78

Average Common Shares Outstanding
Basic	1,960	1,952	1,959	1,950
Diluted	1,994	1,984	1,992	1,982

Dividends declared per common share	$.28	$.28	$.56	$.56

The accompanying notes are an integral part of these financial statements.

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME AND RETAINED EARNINGS

(Dollars in Millions)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
COMPREHENSIVE INCOME

Net Earnings	$667	$1,004	$1,381	$1,537

Other Comprehensive Income/(Loss):
Foreign currency translation, no tax effect for the three months ended June 30, 2006 and 2005; and no tax effect and net of tax liability of $4 for the six months ended June 30, 2006 and 2005, respectively	49	(204)	69	(236)
Deferred (losses)/gains on derivatives qualifying as hedges, net of tax benefit of $19 and tax liability of $67 for the three months ended June 30, 2006 and 2005, respectively; and net of tax benefit of $30 and tax liability of $100 for the six months ended June 30, 2006 and 2005, respectively	(48)	150	(80)	271
Deferred (losses)/gains on available for sale securities, no tax effect and net of tax benefit of $3 for the three months ended June 30, 2006 and 2005, respectively; and net of tax liability of $1 and tax benefit of $11 for the six months ended June 30, 2006 and 2005, respectively	—	(5)	2	(20)

Total Other Comprehensive Income/(Loss)	1	(59)	(9)	15

Comprehensive Income	$668	$945	$1,372	$1,552

RETAINED EARNINGS

Retained Earnings, January 1			$20,464	$19,651
Net Earnings			1,381	1,537
Cash dividends declared			(1,102)	(1,092)

Retained Earnings, June 30			$20,743	$20,096

The accompanying notes are an integral part of these financial statements.

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED BALANCE SHEETS

(Dollars in Millions, Except Per Share Data)

(UNAUDITED)

	June 30, 2006	December 31, 2005
ASSETS

Current Assets:
Cash and cash equivalents	$2,602	$3,050
Marketable securities	2,755	2,749
Receivables, net of allowances of $163 and $207	3,326	3,378
Inventories, net	2,205	2,060
Deferred income taxes, net of valuation allowances	607	776
Prepaid expenses	309	270

Total Current Assets	11,804	12,283

Property, plant and equipment, net	5,701	5,693
Goodwill	4,829	4,823
Other intangible assets, net	2,029	1,921
Deferred income taxes, net of valuation allowances	1,604	1,808
Prepaid pension	1,221	1,324
Other assets	214	286

Total Assets	$27,402	$28,138

LIABILITIES

Current Liabilities:
Short-term borrowings	$189	$231
Accounts payable	1,263	1,579
Accrued expenses	2,607	2,446
Accrued rebates and returns	893	1,056
U.S. and foreign income taxes payable	173	538
Dividends payable	551	547
Accrued litigation liabilities	153	493

Total Current Liabilities	5,829	6,890

Pension and other postretirement liabilities	800	804
Deferred income	238	241
Other liabilities	584	631
Long-term debt	8,239	8,364

Total Liabilities	15,690	16,930

Commitments and contingencies (Note 17)

STOCKHOLDERS’ EQUITY

Preferred stock, $2 convertible series: Authorized 10 million shares; issued and outstanding 6,239 in 2006 and 6,540 in 2005, liquidation value of $50 per share	—	—
Common stock, par value of $.10 per share: Authorized 4.5 billion shares; 2,205 million issued in 2006 and 2,205 million issued in 2005	220	220
Capital in excess of par value of stock	2,473	2,457
Accumulated other comprehensive loss	(774)	(765)
Retained earnings	20,743	20,464

	22,662	22,376
Less cost of treasury stock—238 million common shares in 2006 and 248 million in 2005	(10,950)	(11,168)

Total Stockholders’ Equity	11,712	11,208

Total Liabilities and Stockholders’ Equity	$27,402	$28,138

The accompanying notes are an integral part of these financial statements.

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Millions)

(UNAUDITED)

	Six Months Ended June 30,
	2006	2005
Cash Flows From Operating Activities:

Net earnings	$1,381	$1,537
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	283	294
Amortization	180	179
Deferred income tax expense/(benefits)	322	(722)
Litigation settlement (income)/expense, net of recoveries	(35)	98
Stock-based compensation expense	71	19
Provision for restructuring	4	5
Gain on sale of product assets and businesses	(207)	(63)
Impairment charges and asset write-offs	32	—
Loss/(Gain) on disposal of property, plant and equipment and investment in other companies	7	(7)
Loss on sale of time deposits and marketable securities	—	6
(Under)/Over distribution of earnings from affiliates	(63)	7
Unfunded pension expense	111	127
Changes in operating assets and liabilities:
Receivables	98	682
Inventories	(101)	(245)
Prepaid expenses	(36)	(7)
Other assets	(1)	6
Litigation settlement payments, net of insurance recoveries	(305)	174
Accounts payable and accrued expenses	(422)	(690)
Product liability	(25)	(41)
U.S. and foreign income taxes payable	(322)	(447)
Other liabilities	(44)	(133)

Net Cash Provided by Operating Activities	928	779

Cash Flows From Investing Activities:
Purchases of and proceeds from marketable securities, net	(6)	2,545
Additions to property, plant and equipment and capitalized software	(362)	(352)
Proceeds from disposal of property, plant and equipment and investment in other companies	5	69
Proceeds from sale of product assets and businesses	226	197
Milestone payments	(280)	—
Purchase of trademarks, patents, licenses & other businesses and investments in other companies	(5)	(27)

Net Cash (Used in)/Provided by Investing Activities	(422)	2,432

Cash Flows From Financing Activities:
Short-term repayments	(42)	(1,609)
Long-term debt borrowings	4	6
Long-term debt repayments	—	(2,502)
Issuances of common stock under stock plans and excess tax benefits from share-based payment arrangements	164	120
Dividends paid	(1,098)	(1,090)

Net Cash Used in Financing Activities	(972)	(5,075)

Effect of Exchange Rates on Cash and Cash Equivalents	18	(18)

Decrease in Cash and Cash Equivalents	(448)	(1,882)
Cash and Cash Equivalents at Beginning of Period	3,050	3,680

Cash and Cash Equivalents at End of Period	$2,602	$1,798

The accompanying notes are an integral part of these financial statements.

Note 1. Basis of Presentation and New Accounting Standards

Bristol-Myers Squibb Company (BMS, the Company or Bristol-Myers Squibb) prepared these unaudited consolidated financial statements following the requirements of the Securities and Exchange Commission (SEC) and U.S. generally accepted accounting principles (GAAP) for interim reporting. Under those rules, certain footnotes and other financial information that are normally required by GAAP for annual financial statements can be condensed or omitted. The Company is responsible for the consolidated financial statements included in this Form 10-Q. These consolidated financial statements include all normal and recurring adjustments necessary for a fair presentation of the Company’s financial position at June 30, 2006 and December 31, 2005, the results of its operations for the three and six months ended June 30, 2006 and 2005 and the cash flows for the six months ended June 30, 2006 and 2005. These consolidated financial statements and the related notes should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (2005 Form 10-K).

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

The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant assumptions are employed in estimates used in determining values of intangible assets, restructuring charges and accruals, sales rebate and return accruals, legal contingencies and tax assets and tax liabilities, stock-based compensation, as well as in estimates used in applying the revenue recognition policy and accounting for retirement and postretirement benefits (including the actuarial assumptions). Actual results may or may not differ from the estimated results.

Certain prior period amounts have been reclassified to conform to the current year presentation.

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes (FIN No. 48). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company is evaluating any future effect of this pronouncement.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140. This pronouncement primarily resolves certain issues addressed in the implementation of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, concerning beneficial interests in securitized financial assets. The Statement is effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring after the beginning of the 2007 fiscal year. The Company is evaluating any future effect of this pronouncement.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces Accounting Principles Board (APB) Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. This pronouncement applies to all voluntary changes in accounting principle, and revises the requirements for accounting for and reporting a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle, unless it is impracticable to do so. This pronouncement also requires that a change in the

Note 1. Basis of Presentation and New Accounting Standards (Continued)

method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of SFAS No. 154. The adoption of this accounting pronouncement did not have a material effect on the Company’s consolidated financial statements.

In March 2005, the FASB issued FIN No. 47, Accounting for Conditional Asset Retirement Obligations (FIN No. 47). FIN No. 47 clarifies that an entity must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. Asset retirement obligations covered by FIN No. 47 are those for which an entity has a legal obligation to perform an asset retirement activity, even if the timing and method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Company adopted the provisions of FIN No. 47 in the fiscal year ended December 31, 2005 and adoption of this accounting pronouncement did not have a material effect on the Company’s consolidated financial statements.

In December 2004, the FASB issued FASB Staff Position (FSP) No. 109-1— Application of SFAS No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (FSP No. 109-1). The FSP provides that the Deduction on Qualified Production Activities will be treated as a “special deduction” as described in SFAS No. 109, Accounting for Income Taxes. Accordingly, the tax effect of this deduction was reported as a component of the Company’s tax provision and did not have an effect on deferred tax assets and liabilities. On May 24, 2006, the Internal Revenue Service issued Final Tax Regulations with respect to the Deduction on Qualified Production Activities under section 199 of the Internal Revenue Code. The final regulations are effective for taxable years beginning on or after June 1, 2006. For taxable years beginning prior to the effective date of the final regulations, a taxpayer may apply either: (1) the final regulations, provided the taxpayer applies all provisions in the final regulations; or (2) subject to certain limitations, the rules provided in Notice 2005-24, as well as the proposed regulations. The Company is evaluating the Final Tax Regulations and the FSP and does not expect their adoption to have a material impact on the Company’s consolidated financial statements.

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

Stock-Based Compensation Expense

The Company adopted SFAS No. 123 (revised 2004), Share-Based Payment, (SFAS No. 123(R)) which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors based on estimated fair values. SFAS No. 123(R) supersedes the Company’s previous accounting under APB Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), for periods beginning January 1, 2006. In March 2005, the SEC issued Staff Accounting Bulletin (SAB) No. 107 relating to SFAS No. 123(R). The Company has applied the provisions of SAB No. 107 in its adoption of SFAS No. 123(R).

The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. The Company’s consolidated financial statements as of and for the three and six months ended June 30, 2006 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Stock-based compensation expense recognized under SFAS No. 123(R) for the three and six months ended June 30, 2006 was $34 million and $71 million ($22 million and $46 million, net of tax), respectively. Comparatively, stock-based compensation expense of $10 million and $19 million ($7 million and $13 million, net of tax), respectively, was recognized for the three and six months ended June 30, 2005 under APB No. 25.

Note 1. Basis of Presentation and New Accounting Standards (Continued)

SFAS No. 123(R) requires companies to estimate the fair value of stock-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statement of earnings. Prior to the adoption of SFAS No. 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method related to stock options in accordance with APB No. 25 as allowed under SFAS No. 123, Accounting for Stock-Based Compensation. Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s consolidated statement of earnings because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s consolidated statement of earnings for the three and six months ended June 30, 2006 included compensation expense for stock-based payment awards granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123(R) and compensation expense for the stock-based payment awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).

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

As stock-based compensation expense recognized in the consolidated statement of earnings for the three months ended June 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS No. 123 for the periods prior to January 1, 2006, the Company accounted for forfeitures as they occurred.

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

Sanofi

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

The Company acts as the operating partner for the territory covering the Americas and Australia and owns a 50.1% majority controlling interest in this territory. Sanofi’s ownership interest in this territory is 49.9%. As such, the Company consolidates all

Note 2. Alliances and Investments (Continued)

country partnership results for this territory and records Sanofi’s share of the results as a minority interest, net of taxes, which was $184 million and $154 million for the three months ended June 30, 2006 and 2005, respectively, and $332 million and $273 million for the six months ended June 30, 2006 and 2005, respectively. The Company recorded sales in this territory and in comarketing countries outside this territory (Germany, Italy, Spain and Greece) of $1,425 million and $1,227 million for the three months ended June 30, 2006 and 2005, respectively, and $2,644 million and $2,237 million for the six months ended June 30, 2006 and 2005, respectively.

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

Sanofi acts as the operating partner of the territory covering Europe and Asia and owns a 50.1% majority financial controlling interest within this territory. The Company’s ownership interest in the partnerships within this territory is 49.9%. The Company accounts for the investment in partnership entities in this territory under the equity method and records its share of the results in equity in net income of affiliates in the consolidated statement of earnings. The Company’s share of net income from these partnership entities before taxes was $102 million and $87 million for the three months ended June 30, 2006 and 2005, respectively, and $197 million and $166 million for the six months ended June 30, 2006 and 2005, respectively.

The Company routinely receives distributions of profits and provides funding for the ongoing operations of the partnerships in the territory covering Europe and Asia. These transactions are recorded as operating activities within the Company’s consolidated statement of cash flows.

In 2001, the Company and Sanofi formed an alliance for the copromotion of irbesartan, as part of which the Company contributed the irbesartan distribution rights in the United States and Sanofi paid the Company a total of $350 million in the two years ended December 31, 2002. The Company accounted for this transaction as a sale of an interest in a license and deferred and is amortizing the $350 million to other income over the expected useful life of the license, which is approximately 11 years from the formation of the irbesartan copromotion alliance. The Company recognized other income of $8 million in each of the three month periods ended June 30, 2006 and 2005 and $16 million in each of the six month periods ended June 30, 2006 and 2005. The unamortized portion of the deferred income is recorded in the liabilities section of the consolidated balance sheet and was $201 million as of June 30, 2006 and $217 million as of December 31, 2005.

Otsuka

The Company has a worldwide agreement with Otsuka Pharmaceutical Co. Ltd. (Otsuka) to codevelop and cocommercialize ABILIFY* (aripiprazole), for the treatment of schizophrenia and related psychiatric disorders, except in Japan, China, Taiwan, North Korea, South Korea, the Philippines, Thailand, Indonesia, Pakistan and Egypt. The product is currently copromoted with Otsuka in the U.S., Puerto Rico, the United Kingdom, Germany, France and Spain. In the U.S., Germany and Spain, where the product is sold by an Otsuka affiliate as distributor, the Company records alliance revenue for its 65% contractual share of Otsuka’s net sales, and records all expenses related to the product. The Company recognizes this alliance revenue when ABILIFY* is shipped and all risks and rewards of ownership have transferred to Otsuka’s customers. In the United Kingdom and France where the Company is presently the exclusive distributor for the product, the Company records 100% of the net sales and related cost of products sold.

The Company also has an exclusive right to sell ABILIFY* in other countries in Europe, the Americas and a number of countries in Asia. In these countries, the Company records 100% of the net sales and related cost of products sold. Under the terms of the agreement, the Company purchases the product from Otsuka and performs finish manufacturing for sale by the Company to its customers. The agreement expires in November 2012 in the U.S. and Puerto Rico. For the entire European Union, the agreement expires in June 2014. In each other country where the Company has the exclusive right to sell ABILIFY*, the agreement expires on the later of the tenth anniversary of the first commercial sale in such country or expiration of the applicable patent in such country.

The Company recorded revenue for ABILIFY* of $324 million and $240 million for the three months ended June 30, 2006 and 2005, respectively, and $607 million and $428 million for the six months ended June 30, 2006 and 2005, respectively. Total milestone payments made to Otsuka under the agreement through June 2006 were $217 million, of which $157 million was expensed as acquired in-process research and development in 1999. The remaining $60 million was capitalized in other intangible assets and is amortized in cost of products sold over the remaining life of the agreement in the U.S., ranging from 8 to 11 years. The Company amortized in cost of products sold $2 million in each of the three month periods ended June 30, 2006 and 2005 and $3 million in each of the six month periods ended June 30, 2006 and 2005. The unamortized capitalized payment balance was $38 million as of June 30, 2006 and $41 million as of December 31, 2005.

Note 2. Alliances and Investments (Continued)

ImClone

The Company has a commercialization agreement expiring in September 2018 with ImClone Systems Incorporated (ImClone), a biopharmaceutical company focused on developing targeted cancer treatments, for the codevelopment and copromotion of ERBITUX* in the United States. In 2004, the U.S. Food and Drug Administration (FDA) approved the Biologics License Application for ERBITUX* for use in combination with irinotecan in the treatment of patients with Epidermal Growth Factor Receptor (EGFR)-expressing, metastatic colorectal cancer who are refractory to irinotecan-based chemotherapy and for use as a single agent in the treatment of patients with EGFR-expressing, metastatic colorectal cancer who are intolerant to irinotecan-based chemotherapy. In March 2006, the FDA approved ERBITUX* for use in the treatment of squamous cell carcinoma of the head and neck in combination with radiation or as monotherapy. The Company paid $250 million as a milestone payment to ImClone for each of the FDA approvals in 2004 and 2006. Under the agreement, ImClone receives a distribution fee based on a flat rate of 39% of product revenues in North America. In addition, the Company has the co-exclusive right, shared with ImClone, to commercialize ERBITUX* in Japan (ImClone having previously granted co-exclusive right to Merck KGaA in Japan). In December 2004, the Company, its Japanese affiliate (BMKK), Merck KGaA, Merck Ltd., and ImClone executed a joint development agreement for ERBITUX* in Japan.

The Company accounts for the $500 million total approval milestones paid in 2004 and 2006 as license acquisitions and amortizes the payments into cost of products sold over the term or the remaining term of the agreement which ends in 2018. The Company amortized into cost of products sold $10 million and $5 million for the three months ended June 30, 2006 and 2005, respectively, and $16 million and $9 million for the six months ended June 30, 2006 and 2005, respectively. The unamortized portion of the approval payments is recorded in other intangible assets, and was $453 million as of June 30, 2006 and $219 million as of December 31, 2005.

The Company accounts for its investment in ImClone under the equity method and records its share of the results in equity in net income of affiliates in the consolidated statement of earnings. The Company’s recorded investment in ImClone common stock was $89 million and $66 million at June 30, 2006 and December 31, 2005, respectively. The Company holds 14.4 million shares of ImClone stock, representing approximately 17% of the ImClone shares outstanding at June 30, 2006 and December 31, 2005, respectively. On a per share basis, the carrying value of the ImClone investment and the closing market price of the ImClone shares as of June 30, 2006 were $6.24 and $38.64, respectively, compared to $4.55 and $34.24, respectively, as of December 31, 2005.

The Company determines its equity share in ImClone’s net income or loss by eliminating, from ImClone’s results, the milestone revenue ImClone recognizes for the $400 million in pre-approval milestone payments made by the Company from 2001 through 2003. The Company recorded $80 million of the pre-approval milestone payments as an equity investment and expensed the remaining $320 million as acquired in-process research and development during that period. Milestone revenue recognized by ImClone in excess of $400 million is not eliminated by the Company in determining its equity share in ImClone’s results. For its share of ImClone’s results of operations, the Company recorded equity income of $24 million and $1 million for the three months ended June 30, 2006 and 2005, respectively, and equity income of $25 million for the six months ended June 30, 2006 and an equity loss of $6 million for the six months ended June 30, 2005. The Company recorded net sales for ERBITUX* of $172 million and $98 million for the three months ended June 30, 2006 and 2005, respectively and $310 million and $185 million for the six months ended June 30, 2006 and 2005, respectively.

Note 3. Restructuring

In the second quarter of 2006, the Company recorded pre-tax charges of $4 million related to the termination benefits for workforce reductions and downsizing and streamlining of approximately 140 selling and administrative personnel, primarily in Latin America and Canada. These charges were decreased by a $1 million adjustment reflecting changes in estimates for restructuring actions taken in prior periods.

The following table presents a detail of the charges by segment and type for the three months ended June 30, 2006. The Company expects to substantially complete these activities by late 2006.

(Dollars in Millions)	Employees	Termination Benefits	Other Exit Costs	Total
Pharmaceuticals	140	$4	$—	$4
Changes in estimates	—	(1)	—	(1)

Provision for restructuring, net	140	$3	$—	$3

Note 3. Restructuring (Continued)

In the six months ended June 30, 2006, the Company recorded a pre-tax charge of $14 million related to the termination benefits for workforce reductions of approximately 280 selling and administrative personnel primarily in North America, Latin America and Canada. These charges were decreased by a $10 million adjustment reflecting changes in estimates for restructuring actions taken in prior periods.

The following table presents a detail of the charges by segment and type for the six months ended June 30, 2006. The Company expects to substantially complete these activities by late 2006.

(Dollars in Millions)	Employees	Termination Benefits	Other Exit Costs	Total
Pharmaceuticals	280	$14	$—	$14
Changes in estimates	—	(10)	—	(10)

Provision for restructuring, net	280	$4	$—	$4

In the second quarter of 2005, the Company recorded pre-tax charges of $4 million related to the termination benefits and other related costs for workforce reductions and downsizing and streamlining of 47 selling and administrative personnel, primarily in Africa. These charges were decreased by a $2 million adjustment reflecting changes in estimates for restructuring actions taken in prior periods.

The following table presents a detail of the charges by segment and type for the three months ended June 30, 2005. The Company substantially completed these activities in late 2005.

(Dollars in Millions)	Employees	Termination Benefits	Other Exit Costs	Total
Pharmaceuticals	47	$2	$2	$4
Changes in estimates	—	—	(2)	(2)

Provision for restructuring, net	47	$2	$—	$2

In the six months ended June 30, 2005, the Company recorded a pre-tax charge of $6 million related to the termination benefits and other related costs for workforce reductions of approximately 109 selling and administrative personnel primarily in Latin America, Europe and Africa. These charges were decreased by a $1 million adjustment reflecting changes in estimate for restructuring actions taken in prior periods.

The following table presents a detail of the charges by segment and type for the six months ended June 30, 2005. The Company substantially completed these activities in 2005.

(Dollars in Millions)	Employees	Termination Benefits	Other Exit Costs	Total
Pharmaceuticals	102	$3	$2	$5
Other Health Care	7	1	—	1

Subtotal	109	4	2	6
Changes in estimates	—	—	(1)	(1)

Provision for restructuring, net	109	$4	$1	$5

Note 3. Restructuring (Continued)

Restructuring charges and spending against liabilities associated with prior and current actions are as follows:

(Dollars in Millions)	Employee Termination Liability	Other Exit Cost Liability	Total
Balance at January 1, 2005	$78	$2	$80
Charges	30	2	32
Spending	(45)	(6)	(51)
Changes in estimates	(3)	2	(1)

Balance at December 31, 2005	60	—	60
Charges	14	—	14
Spending	(20)	—	(20)
Changes in estimates	(10)	—	(10)

Balance at June 30, 2006	$44	$—	$44

Note 4. Acquisitions and Divestitures

In January 2006, the Company completed the sale of its inventory, trademark, patent and intellectual property rights in the United States related to DOVONEX*, a treatment for psoriasis to Warner Chilcott Company, Inc. for $200 million in cash. In addition, the Company will receive a royalty based on 5% of net sales of DOVONEX* through the end of 2007. As a result of this transaction, the Company recognized a pre-tax gain of $200 million ($130 million net of tax) in the first quarter of 2006.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Millions)	2006	2005	2006	2005
Net sales	$—	$320	$—	$1,015
Loss before income taxes	—	(1)	—	(8)
Loss, net of taxes	—	—	—	(5)

The consolidated statement of cash flows includes the OTN business through the date of disposition. The Company uses a centralized approach to the cash management and financing of its operations and accordingly, debt was not allocated to this business. Cash flows used in operating and investing activities of discontinued operations were $252 million and less than $1 million, respectively, for the six months ended June 30, 2005.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in Millions, Except Per Share Data)	2006	2005	2006	2005
Basic:
Earnings from Continuing Operations	$667	$991	$1,381	$1,529

Discontinued Operations
Loss, net of taxes	—	—	—	(5)
Gain on disposal, net of taxes	—	13	—	13

Net Earnings	$667	$1,004	$1,381	$1,537

Basic Earnings Per Share:
Average Common Shares Outstanding	1,960	1,952	1,959	1,950

Earnings from Continuing Operations	$.34	$.51	$.71	$.79

Discontinued Operations
Loss, net of taxes	—	—	—	—
Gain on disposal, net of taxes	—	—	—	—

Net Earnings per Common Share	$.34	$.51	$.71	$.79

Diluted:
Earnings from Continuing Operations	$667	$991	$1,381	$1,529

Interest expense on conversion of convertible debt, net of taxes	8	5	16	9
Discontinued Operations
Loss, net of taxes	—	—	—	(5)
Gain on disposal, net of taxes	—	13	—	13

Net Earnings	$675	$1,009	$1,397	$1,546

Diluted Earnings Per Share:
Average Common Shares Outstanding	1,960	1,952	1,959	1,950
Conversion of convertible debt	29	29	29	29
Incremental shares outstanding assuming the exercise/vesting of dilutive stock options/restricted stock	5	3	4	3

	1,994	1,984	1,992	1,982

Earnings from Continuing Operations	$.34	$.50	$.70	$.78

Discontinued Operations
Loss, net of taxes	—	—	—	—
Gain on disposal, net of taxes	—	—	—	—

Net Earnings per Common Share	$.34	$.50	$.70	$.78

Weighted-average shares issuable upon the exercise of stock options, which were not included in the diluted earnings per share calculation because they were not dilutive, were 147 million and 141 million for the three month periods ended June 30, 2006 and 2005, respectively, and 136 million and 141 million for the six month periods ended June 30, 2006 and 2005, respectively.

Note 7. Other Expense, Net

The components of other expense, net are:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Millions)	2006	2005	2006	2005
Interest expense	$124	$73	$240	$170
Interest income	(65)	(23)	(127)	(68)
Foreign exchange transaction losses	23	35	11	47
Other (income)/expense, net	(26)	20	(31)	(19)

Other expense, net	$56	$105	$93	$130

Interest expense was increased by net interest swap losses of $6 million for the three and six months ended June 30, 2006. Interest expense was reduced by net interest swap gains of $15 million and $43 million for the three and six months ended June 30, 2005, respectively. Interest income relates primarily to cash, cash equivalents and investments in marketable securities. Other expense, net include net interest expense, foreign exchange gains and losses, income from third-party contract manufacturing, royalty income, gains and losses on disposal of property, plant and equipment, debt retirement costs and certain other litigation matters.

Note 8. Income Taxes

The effective income tax rate on earnings from continuing operations before minority interest and income taxes was 23.1% and 25.4% for the three and six months ended June 30, 2006, respectively, compared with (1.9)% and 12.0% for the three and six months ended June 30, 2005, respectively. The higher effective tax rate was due to a 2005 tax benefit associated with the release of certain tax contingency reserves on the completion of examinations by the Internal Revenue Service (IRS), a 2005 favorable change in estimate related to the reduction of a deferred tax provision for special dividends under the American Jobs Creation Act of 2004 (AJCA), the expiration of the U.S. federal research and development tax credit as of December 31, 2005, and the unfavorable impact associated with the elimination of tax benefits under Section 936 of the Internal Revenue Code, partially offset by the favorable impact of U.S. federal tax legislation enacted in the second quarter of 2006 related to the tax treatment of certain inter-company transactions amongst the Company’s foreign subsidiaries, and the implementation of tax planning strategies related to the utilization of certain charitable contributions.

U.S. income taxes have not been provided on the earnings of non-U.S. subsidiaries that are not projected to be distributed this year since the Company has invested or expects to invest such earnings permanently offshore. If in the future these earnings are repatriated to the United States, or if the Company determines such earnings will be remitted in the foreseeable future, additional tax provisions would be required.

The Company has recorded significant deferred tax assets related to U.S. foreign tax credit and research tax credit carryforwards which expire in varying amounts beginning in 2012. Realization of foreign tax credit and research tax credit carryforwards is dependent on generating sufficient domestic-sourced taxable income prior to their expiration. Although realization is not assured, assuming the absence of sustained generic competition for PLAVIX*, management believes it is more likely than not that these deferred tax assets will be realized. However, if there is sustained generic competition for PLAVIX* as a result of the outcome of the pending PLAVIX* patent litigation, or otherwise, the Company believes that the amount of foreign tax credit and research tax credit carryforwards considered realizable may be reduced. In such event, the Company may need to record significant additional valuation allowances against these deferred tax assets. There have been recent adverse developments with respect to the pending PLAVIX* patent litigation, including the potential development of generic competition for PLAVIX*. For a discussion of these adverse developments and the potential impact on the Company, see “Management’s Discussion and Analysis—Outlook” and “—Note 17. Legal Proceedings and Contingencies.”

Note 9. Inventories

The major categories of inventories follow:

(Dollars in Millions)	June 30, 2006	December 31, 2005
Finished goods	$916	$867
Work in process	757	679
Raw and packaging materials	532	514

Inventories, net	$2,205	$2,060

Note 10. Property, Plant and Equipment

The major categories of property, plant and equipment follow:

(Dollars in Millions)	June 30, 2006	December 31, 2005
Land	$286	$280
Buildings	4,690	4,560
Machinery, equipment and fixtures	4,607	4,574
Construction in progress	612	570

	10,195	9,984
Less accumulated depreciation	4,494	4,291

Property, plant and equipment, net	$5,701	$5,693

Note 11. Goodwill

The changes in the carrying amount of goodwill for the year ended December 31, 2005 and the six months ended June 30, 2006 were as follows:

(Dollars in Millions)	Pharmaceuticals Segment	Nutritionals Segment	Other Health Care Segment	Discontinued Operations	Total
Balance as of January 1, 2005	$4,448	$113	$264	$80	$4,905
Purchase accounting adjustments:
Reduction due to sale of OTN	—	—	—	(80)	(80)
Reduction due to sale of Consumer Medicines	—	—	(1)	—	(1)
Purchase price and allocation adjustment	—	—	(1)	—	(1)

Balance as of December 31, 2005	4,448	113	262	—	4,823
Purchase accounting adjustments:
Reduction due to sale of business	(1)	—	—	—	(1)
Purchase price and allocation adjustment	—	—	7	—	7

Balance as of June 30, 2006	$4,447	$113	$269	$—	$4,829

In the second quarter of 2006, the Company recorded a $7 million purchase price adjustment in goodwill upon the satisfaction of a contingent requirement related to production volumes.

Note 12. Other Intangible Assets

As of June 30, 2006 and December 31, 2005, other intangible assets consisted of the following:

(Dollars in Millions)	June 30, 2006	December 31, 2005
Patents / Trademarks	$271	$269
Less accumulated amortization	129	113

Patents / Trademarks, net	142	156

Licenses	687	431
Less accumulated amortization	137	113

Licenses, net	550	318

Technology	1,787	1,787
Less accumulated amortization	756	676

Technology, net	1,031	1,111

Capitalized Software	797	761
Less accumulated amortization	491	425

Capitalized Software, net	306	336

Total other intangible assets, net	$2,029	$1,921

Note 12. Other Intangible Assets (Continued)

In the first quarter of 2006 and for the year 2005, the Company recorded impairment charges of $32 million and $42 million, respectively, resulting from actual and estimated future sales declines of TEQUIN. These charges were recorded in Cost of Products Sold in the Company’s consolidated statement of earnings.

In March 2006, as a result of the FDA approval of ERBITUX* for use in the treatment of head and neck cancer, the Company made a $250 million milestone payment to ImClone.

In April 2006, as a result of the FDA approval of EMSAM* for use in the treatment of major depressive disorders in adults, the Company made a $30 million milestone payment to Somerset Pharmaceuticals, Inc.

Amortization expense for other intangible assets (the majority of which is included in Cost of Products Sold) for the three months ended June 30, 2006 and 2005 was $93 million and $87 million, respectively, and for the six months ended June 30, 2006 and 2005 was $180 million and $179 million, respectively.

Expected amortization expense related to the current net carrying amount of other intangible assets follows:

(Dollars in Millions)
Years ending December 31:
2006	$368
2007	351
2008	297
2009	240
2010	231
Later Years	542

Note 13. Accumulated Other Comprehensive Income/(Loss)

The accumulated balances related to each component of other comprehensive income/(loss) are as follows:

(Dollars in Millions)	Foreign Currency Translation	Deferred (Loss)/Gains on Effective Hedges	Deferred (Loss)/Gains on Available for Sale Securities	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income/(Loss)
Balance at January 1, 2005	$(283)	$(309)	$23	$(223)	$(792)
Other comprehensive income/(loss)	(236)	271	(20)	—	15

Balance at June 30, 2005	$(519)	$(38)	$3	$(223)	$(777)

Balance at December 31, 2005	$(553)	$16	$1	$(229)	$(765)
Other comprehensive income/(loss)	69	(80)	2	—	(9)

Balance at June 30, 2006	$(484)	$(64)	$3	$(229)	$(774)

Note 14. Business Segments

The Company is organized in three reportable segments—Pharmaceuticals, Nutritionals and Other Health Care. The Pharmaceuticals segment is comprised of the global pharmaceutical and international consumer medicines businesses. The Nutritionals segment consists of Mead Johnson, primarily an infant formula and children’s Nutritional business. The Other Health Care segment consists of the ConvaTec, Medical Imaging and Consumer Medicines (United States and Canada) businesses. In the third quarter of 2005, the Company completed the sale of its Consumer Medicines business. For additional information on the sale of Consumer Medicines, see “—Note 4. Acquisitions and Divestitures.”

	Three Months Ended June 30,				Six Months Ended June 30,
	Net Sales		Earnings Before Minority Interest and Income Taxes		Net Sales		Earnings Before Minority Interest and Income Taxes
(Dollars in Millions)	2006	2005	2006	2005	2006	2005	2006	2005
Pharmaceuticals	$3,859	$3,886	$943	$1,067	$7,559	$7,464	$1,779	$1,986

Nutritionals	582	548	186	179	1,147	1,074	370	359
Other Health Care	430	455	134	124	841	883	252	228

Health Care Group	1,012	1,003	320	303	1,988	1,957	622	587

Total Segments	4,871	4,889	1,263	1,370	9,547	9,421	2,401	2,573
Corporate/Other	—	—	(153)	(240)	—	—	(98)	(515)

Total	$4,871	$4,889	$1,110	$1,130	$9,547	$9,421	$2,303	$2,058

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

Cost of the Company’s deferred benefits and postretirement benefit plans included the following components for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,				Six Months Ended June 30,
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
(Dollars in Millions)	2006	2005	2006	2005	2006	2005	2006	2005
Service cost — benefits earned during the period	$59	$53	$2	$2	$117	$103	$5	$5
Interest cost on projected benefit obligation	87	84	9	11	174	162	21	21
Expected return on plan assets	(111)	(101)	(6)	(6)	(222)	(196)	(14)	(12)
Net amortization and deferral	48	54	—	—	96	104	—	—

Total net periodic benefit cost	$83	$90	$5	$7	$165	$173	$12	$14

Contributions

For the three and six months ended June 30, 2006, there were no cash contributions to the U.S. pension plans, and $19 million and $37 million, respectively, were contributed to the international pension plans. Although no minimum contributions will be required, the Company plans to make cash contributions to the U.S. pensions plans in 2006. The Company expects contributions to the international pension plans for the year ended December 31, 2006 will be in the range of $70 million to $90 million. There was no cash funding for other benefits.

Note 15. Pension and Other Postretirement Benefit Plans (Continued)

Those cash benefit payments from the Company, which are classified as contributions under SFAS No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits – an amendment of FASB Statements No. 87, 88 and 106, for the three and six months ended June 30, 2006, totaled $10 million and $17 million, respectively, for pension benefits and $18 million and $34 million, respectively, for other postretirement benefits.

Note 16. Employee Stock Benefit Plans

Employee Stock Plans

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

The 2002 Stock Incentive Plan provides for the granting of common stock to key employees, subject to restrictions as to continuous employment. Restrictions generally expire over a four-year period from date of grant. Compensation expense is recognized over the restricted period. At June 30, 2006 and 2005, there were 6.7 million and 3.9 million shares of restricted stock and restricted stock units outstanding under the plan, respectively. For the three months ended June 30, 2006, approximately 74,000 shares of restricted stock and restricted stock units were granted with a weighted average fair value of $24.97 per common share. For the six months ended June 30, 2006, 3.0 million shares of restricted stock and restricted stock units were granted with a weighted average fair value of $22.79 per common share.

The 2002 Stock Incentive Plan also incorporates the Company’s long-term performance awards. These awards, which are delivered in the form of a target number of performance shares, have a three-year cycle. For 2006 to 2008, the awards will be based 50% on cumulative earnings per share (EPS) and 50% on cumulative sales, with the ultimate payout modified by the Company’s total stockholder return versus the 11 companies in its proxy peer group. If threshold targets are not met for the performance period, no payment will be made under the long-term performance award plan. Maximum performance for all three measures will result in a maximum payout of 253% of target. At June 30, 2006 and 2005, there were 2.1 million and 1.9 million performance shares outstanding under the plan, respectively. In 2006, 0.6 million performance shares were granted with a fair value of $20.00 per common share.

Under the TeamShare Stock Option Plan which terminated on January 3, 2005, full-time employees, excluding key executives, were granted options to purchase the Company’s common stock at the market price on the date the options were granted. The Company authorized 66 million shares for issuance under the plan. Individual grants generally became exercisable evenly on the third, fourth and fifth anniversary of the grant date and have a maximum term of 10 years. Options on 35.4 million shares have been exercised under the plan as of June 30, 2006.

Note 16. Employee Stock Benefit Plans (Continued)

The Company’s results of operations for the three and six months ended June 30, 2006 reflect the impact of SFAS No. 123(R) which includes the impact of the expensing of stock options. The results of operations for the three and six months ended June 30, 2005 were not restated to reflect the impact of expensing of stock options and are prepared in accordance with APB No. 25. The following table summarizes stock-based compensation expense, net of tax, related to employee stock options, restricted stock, and long-term performance awards for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Millions)	2006	2005	2006	2005
Cost of products sold	$4	$—	$8	$—
Marketing, selling and administrative	20	10	42	19
Research and development	10	—	21	—

Total stock-based compensation expense	34	10	71	19
Deferred tax benefit	(12)	(3)	(25)	(6)

Stock-based compensation, net of tax	$22	$7	$46	$13

The table below reflects pro forma net income and diluted net income per share for the three and six months ended June 30, 2005:

(Dollars in Millions Except per Share Data)	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net Earnings:
As reported	$1,004	$1,537
Total stock-based employee compensation expense, included in reported net earnings, net of related tax effects	7	13
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(30)	(62)

Pro forma	$981	$1,488

Basic Earnings per Share:
As reported	$.51	$.79
Pro forma	.50	.76
Diluted Earnings per Share:
As reported	$.50	$.78
Pro forma	.50	.76

There were no costs related to stock-based compensation that were capitalized during the period.

A summary of option activity follows:

	Shares of Common Stock		Weighted-Average Exercise Price of Shares
(Shares in Millions)	Available for Option Award	Issued Under Plan
Balance at January 1, 2005	38	163	$38.87
Authorized	18	—	—
Granted	(20)	20	25.37
Exercised	—	(9)	16.26
Lapsed	10	(10)	37.67

Balance at December 31, 2005	46	164	38.45
Authorized	18	—	—
Granted	(13)	13	22.81
Exercised	—	(7)	20.85
Lapsed	4	(4)	36.66

Balance at June 30, 2006	55	166	38.14

The weighted-average grant-date fair value of options granted by the Company during the three months ended June 30, 2006 and 2005 was $4.78 and $5.32, respectively. The total intrinsic value of options exercised for the three month periods ended June 30, 2006 and 2005 was $1 million and $3 million, respectively. During the three months ended June 30, 2006 and 2005, the Company received $7 million and $15 million in cash proceeds from the exercise of its stock options.

Note 16. Employee Stock Benefit Plans (Continued)

The weighted-average grant-date fair value of options granted by the Company during the six months ended June 30, 2006 and 2005 was $4.29 and $5.51, respectively. The total intrinsic value of options exercised for the six month periods ended June 30, 2006 and 2005 was $17 million and $67 million, respectively. During the six months ended June 30, 2006 and 2005, the Company received $156 million and $118 million in cash proceeds from the exercise of its stock options. As of June 30, 2006, there was $132 million of total unrecognized compensation cost related to stock options.

The following table summarizes significant ranges of outstanding and exercisable options as of June 30, 2006 (shares in millions):

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (in Years)	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value (in millions)	Number Exercisable	Weighted- Average Remaining Contractual Life (in Years)	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value (in millions)
$20 - $30	84	7.39	$25.73	$92	44	6.42	$26.41	$38
$30 - $40	8.70		32.31	—	8.70		32.31	—
$40 - $50	42	3.33	47.03	—	42	3.33	47.04	—
$50 - $60	14	4.49	58.14	—	12	4.44	58.13	—
$60 and up	18	2.98	63.30	—	16	3.02	63.31	—

Total	166	5.31	38.11	—	122	4.33	41.74	—

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s average stock price of $25.77 on June 30, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of June 30, 2006 was 19 million. As of December 31, 2005, 113 million outstanding options were exercisable, and the weighted-average exercise price was $42.23.

Stock Option Valuation

The fair value of stock option stock-based payments are estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended June 30, 2006		Six Months Ended June 30, 2006
Expected volatility	26.4%		26.3%
Risk-free interest rate	4.8%		4.6%
Dividend yield	4.7%		4.8%
Expected life	6.3	yrs	6.3	yrs

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

Note 16. Employee Stock Benefit Plans (Continued)

As stock-based compensation expense recognized in the consolidated statement of earnings for the first six months of 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. In the Company’s pro forma information required under SFAS No. 123 for the periods prior to January 1, 2006, the Company accounted for forfeitures as they occurred.

Pro Forma Information Under SFAS No. 123 for Periods Prior to January 1, 2006

The weighted-average estimated per option value of employee stock options granted in the three and six months ended June 30, 2005 was $5.32 and $5.51, respectively, using the Black-Scholes model with the following weighted-average assumptions:

	Three Months Ended June 30, 2005		Six Months Ended June 30, 2005
Expected volatility	29.2%		29.4%
Risk-free interest rate	3.8%		4.4%
Dividend yield	4.6%		4.6%
Expected life	7.0	yrs	7.0	yrs

Prior to January 1, 2006, the Company used an option-pricing model to indirectly estimate the expected life of the stock options. The expected life and expected volatility of the stock options were based upon historical and other economic data trended into the future. Forfeitures of employee stock options were accounted for on an as-incurred basis.

Restricted Stock

The fair value of nonvested shares of the Company’s common stock is determined based on the average trading price of the Company’s common stock on the grant date.

A summary of the status of the Company’s nonvested restricted shares and restricted share units as of June 30, 2006, and changes during the six months ended June 30, 2006, is presented below:

(Shares in Thousands)	Number of Nonvested Shares	Weighted- Average Grant-Date Fair Value
Nonvested shares at January 1, 2006	4,162	$27.36
Granted	2,985	22.79
Vested	(229)	33.09
Forfeited	(227)	26.21

Nonvested shares at June 30, 2006	6,691	25.23

As of June 30, 2006, there was $114 million of total unrecognized compensation cost related to nonvested restricted stock and restricted stock units. That cost is expected to be recognized over a weighted-average period of 3.42 years. The total cost of non-vested shares and share units granted that was recognized as compensation expense during the three and six months ended June 30, 2006 was $10 million and $17 million, respectively. The total fair value of shares and share units that vested during the three and six months ended June 30, 2006 was $5 million and $8 million, respectively.

Long-Term Performance Awards

Prior to the adoption of SFAS No. 123(R), compensation expense related to long-term performance awards was determined based on the market price of the Company’s stock at the time of the award applied to the expected number of shares contingently issuable (up to 100%), and was amortized over the three year performance cycle. Upon adoption of SFAS No. 123(R), the fair value of each long-term performance award was estimated on the date of grant using a Monte Carlo simulation model instead of the grant date market price used previously.

Note 16. Employee Stock Benefit Plans (Continued)

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

Weighted-average expected volatility is based on the three year historical volatility levels on our common stock. Expected dividend yield is based on historical dividend payments. Risk free interest rate reflects the yield on 5-year zero coupon U.S. Treasury bonds, based on the performance shares’ contractual term. The fair value of the 2006 long-term performance awards is amortized over the performance period of the award.

(Shares in Thousands)		Long-Term Performance Shares Outstanding
Grant Date	Performance Cycle Measurement Date	Weighted-Average Grant Date Fair Value	June 30, 2006
3/2/04	12/31/06	$28.11	428
3/1/05	12/31/07	25.45	1,007
3/7/06	12/31/08	20.00	640

At June 30, 2006, there was $14 million of total unrecognized compensation cost related to the performance share plan which is expected to be recognized over a weighted-average period of 2.03 years.

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

The most significant of these matters are described in Note 20. Legal Proceedings and Contingencies in the Company’s 2005 Annual Report on Form 10-K and in Note 17. Legal Proceedings and Contingencies in the Company’s 2006 Quarterly Report on Form 10-Q for the quarter ended March 31, 2006. With a few exceptions, the following discussion is limited to certain recent developments related to these previously described matters, and any new matters that have not previously been described in a prior report. Accordingly, the disclosure below should be read in conjunction with those earlier reports. Unless noted to the contrary, all matters described in those earlier reports remain outstanding and the status is consistent with what has previously been reported.

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

Note 17. Legal Proceedings and Contingencies (Continued)

INTELLECTUAL PROPERTY

PLAVIX* Litigation

PLAVIX* is currently the Company’s largest product ranked by net sales. Net sales of PLAVIX* were approximately $3.8 billion for the year ended December 31, 2005. The PLAVIX* patents are subject to a number of challenges in the United States and other less significant markets for the product. It is not possible reasonably to estimate the impact of these lawsuits on the Company. However, loss of market exclusivity of PLAVIX* and development of generic competition would be material to the Company’s sales of PLAVIX* and results of operations and cash flows, and could be material to the Company’s financial condition and liquidity. The Company currently anticipates that generic clopidogrel bisulfate product will be delivered to customers shortly by Apotex Inc. and Apotex Corp. (Apotex). The Company and Sanofi intend to vigorously pursue enforcement of their patent rights in PLAVIX*.

United States

On March 21, 2006, the Company and Sanofi (the companies) announced that they had executed a proposed settlement agreement (the March Agreement) with Apotex to settle the patent infringement lawsuit pending between the parties in the U.S. District Court for the Southern District of New York. The lawsuit relates to the validity of a composition of a matter patent for clopidogrel bisulfate (the ‘265 Patent), a medicine made available in the United States by the companies as PLAVIX*. A copy of the March Agreement is filed as an exhibit to this Form 10-Q. The proposed settlement was subject, among other things, to antitrust review and clearance by both the Federal Trade Commission (FTC) and state attorneys general. On June 25, 2006, the companies announced that the March Agreement had been modified by the parties in response to concerns raised by the FTC and the state attorneys general. Both agreements require the parties to cooperate and use all reasonable efforts to facilitate the review by the FTC and the state attorneys general. When the companies announced the proposed settlement, the companies said that there was a significant risk that required antitrust clearance would not be obtained.

The March Agreement included the following provisions, among others: The companies would grant Apotex a royalty-bearing license under the ‘265 patent to manufacture and sell its FDA-approved generic clopidogrel bisulfate product in the United States, and Apotex would agree not to sell a clopidogrel product in the United States until the effective date of the license. The license would be exclusive for six months (other than for the PLAVIX* brand product) and would be effective September 17, 2011, or earlier in certain specified circumstances. The companies agreed not to launch an authorized generic product during the period in which the Apotex license was exclusive. If the proposed settlement were to become effective, the March Agreement provided for a reimbursement of up to $40 million by the companies to Apotex relating to Apotex’s existing inventory and for provisions in relation to supply arrangements for its clopidogrel bisulfate product. The companies also agreed to compensate Apotex by prescribed amounts in the event that U.S. sales of PLAVIX* were lower than specified amounts during a period immediately preceding the commencement of the license. In the event that the required antitrust clearance was not obtained, a fee would be payable to Apotex by the companies in an amount which varied based on the date on which it was determined that the required antitrust clearance had not been obtained and Apotex would be eligible to receive a reimbursement payment from the companies for certain short-dated inventories, if any, of Apotex’s clopidogrel bisulfate product. Any payments to Apotex would be paid 50% by Sanofi and 50% by the Company. In addition, under the March Agreement, if the settlement efforts were terminated, the litigation would be resumed, and Apotex could launch a generic clopidogrel product five business days after such termination although Apotex would be at risk of an award for damages if Apotex were not to prevail in the pending litigation. If Apotex were to launch at risk prior to final resolution of the pending litigation and the companies ultimately prevailed in the pending litigation, the companies agreed their damages would be limited based on varying percentages of Apotex’s net sales of such generic clopidogrel bisulfate product but in any event would not exceed 70% of such net sales. In addition, the companies waived their right to seek treble damages under applicable patent laws if they were to prevail in the pending patent litigation. The companies also agreed not to seek a temporary restraining order or a preliminary injunction against a launch by Apotex of its generic clopidogrel bisulfate product (which could not occur until five business days after failure to obtain antitrust clearance) until either they had first given Apotex five business days prior notice of their intention to do so, or Apotex had initiated a launch. The March Agreement provides that the companies would not be required to comply with any provision of the March Agreement that would violate the companies’ existing consent decrees with the FTC and state attorneys general.

In response to concerns expressed by the FTC and state attorneys general, the parties modified the March Agreement. A copy of the modified proposed settlement agreement (the Modified Agreement) is filed as an exhibit to this Form 10-Q. Under the terms of the Modified Agreement, Apotex’s license would be effective on June 1, 2011, or earlier in certain circumstances. The companies’ agreement not to launch an authorized generic product during the term at the Apotex license was also deleted. The provisions relating to a payment to Apotex in the event U.S. sales of PLAVIX* were lower than specified amounts and to a payment to Apotex in the event the required antitrust clearances were not obtained also were deleted. The limitation on damages in the event Apotex launched at risk and the companies prevailed in the pending litigation was reduced to 40% of Apotex’s net sales if the companies had launched an authorized generic clopidogrel bisulfate product and otherwise 50% of Apotex’s net sales. In addition, the companies again waived their right to seek treble damages under applicable patent laws if they were to prevail in the pending patent litigation. The companies agreed not to seek a temporary restraining order and agreed they could seek a preliminary injunction only after giving Apotex five business days’ notice, which notice could be given only after Apotex had initiated a launch. The Modified Agreement provides that the companies would not be required to comply with any provision of the Modified Agreement that would violate the companies’ existing consent decrees with the FTC and state attorneys general.

On July 28, 2006, the companies announced that the amended settlement agreement had failed to receive required antitrust clearance from the state attorneys general. When the companies announced the proposed settlement on March 21, 2006, the companies said that there was a significant risk that required antitrust clearance would not be obtained. The FTC has not advised the companies of its decision. However, as noted above, the settlement requires the approval of both the FTC and the state attorneys general to become effective.

Based on a provision in the Modified Agreement permitting either party to terminate their obligations to pursue the settlement if both required antitrust clearances were not received by July 31, 2006, Apotex has delivered a notice to the companies to terminate their obligations to pursue the settlement effective as of July 31, 2006.

Apotex announced in January 2006 that it had received final approval of its Abbreviated New Drug Application (aNDA) for clopidogrel bisulfate from the FDA. The companies anticipate that generic clopidogrel bisulfate product will be delivered to customers shortly by Apotex. The companies sought leave from the U.S. District Court for the Southern District of New York to move for provisional relief, including a temporary restraining order. The Court declined to entertain such a motion prior to the expiration of the five business day period described above.

The companies are evaluating their legal and commercial options, as well as possible remedies under the agreement with Apotex. If the companies seek and obtain a preliminary injunction halting Apotex’s sale of a generic clopidogrel bisulfate product, the companies might be required to post a bond in favor of Apotex to compensate it for any losses Apotex incurs as a result of the preliminary injunction if Apotex ultimately prevails in the pending litigation. The amount, if any, required to be posted cannot be reasonably estimated, but the amount could be material to the Company. There can be no assurance that such a preliminary injunction ruling will be sought or can be obtained.

As previously disclosed, each of the companies recorded reserves in the amount of $20 million in the first quarter of this year with respect to the potential payments under the proposed settlement. The impact of Apotex’s launch of its generic clopidogrel bisulfate product on the Company cannot be reasonably estimated at this time and will depend on a number of factors, including, among others, the amount of generic product sold by Apotex and the pricing of Apotex’s generic product; whether the companies seek a preliminary injunction restraining Apotex’s sale of its generic product; the amount of time it would take for the Court to consider and act on such a request if made; whether the Court would grant such a request if made; whether, even if a preliminary injunction were obtained, the launch by Apotex would permanently adversely impact the pricing for PLAVIX* and, if so, to what extent; whether the companies launch an authorized generic clopidogrel bisulfate product; when the pending lawsuit is finally resolved and whether the companies prevail; and, even if the parties ultimately prevail in the pending lawsuit, the amount of damages that the parties would be granted and Apotex’s ability to pay such damages. Under any circumstances, sustained generic competition for PLAVIX* would be material to the Company’s sales of PLAVIX* and results of operations and cash flows, and could be material to the Company’s financial condition and liquidity. The Company is evaluating other actions that it may take in order to mitigate the impact of generic competition for PLAVIX*. These actions will vary depending on the extent and duration of such generic competition.

The originally scheduled trial date for the litigation between the companies and Apotex had been suspended pending possible finalization of the proposed settlement. A new trial date has not yet been set by the Court.

As previously disclosed, the Company learned recently that the Antitrust Division of the United States Department of Justice is conducting a criminal investigation regarding the proposed settlement. The Company received a grand jury subpoena to produce documents, the Company’s chief executive officer and another senior officer received grand jury subpoenas to provide testimony, and a search warrant was executed at their New York offices. The Company intends to cooperate fully with the investigation. It is not possible at this time reasonably to assess the outcome of the investigation or its impact on the Company.

As previously disclosed, the Company entered into a Deferred Prosecution Agreement (DPA) with the U.S. Attorney’s Office for the District of New Jersey (USAO) on June 15, 2005. Pursuant to the DPA, the USAO filed a criminal complaint against the Company alleging conspiracy to commit securities fraud, but deferred prosecution of the Company and will dismiss the complaint after two years if the Company satisfies all the requirements of the DPA. Under the terms of the DPA, the USAO, in its discretion, may prosecute the Company for the matters that were the subject of the criminal complaint filed by the USAO against the Company in connection with the DPA should the USAO make a determination that the Company committed any criminal conduct. Under the DPA, “criminal conduct” is defined as any crime related to the Company’s business activities committed by one or more executive officers or director; securities fraud, accounting fraud, financial fraud or other business fraud materially affecting the books and records of publicly filed reports of the Company; and obstruction of justice. It is not possible at this time reasonably to assess the impact, if any, of the pending criminal investigation by the Department of Justice may have on the Company’s compliance with the DPA. Additional information with respect to the DPA is included in “Management’s Discussion and Analysis—SEC Consent Order and Deferred Prosecution Agreement”.

The Company’s U.S. territory partnership under its alliance with Sanofi is also a plaintiff in three additional pending patent infringement lawsuits instituted in the U.S. District Court for the Southern District of New York against Dr. Reddy’s Laboratories, LTD and Dr. Reddy’s Laboratories, Inc. (Dr. Reddy’s), Teva Pharmaceuticals USA, Inc. (Teva) and Cobalt Pharmaceuticals Inc. (Cobalt), all related to the ‘265 patent. The litigation against Dr. Reddy’s has been inactive due to the proposed Apotex settlement. A new trial date has not yet been set. The patent infringement actions against Teva and Cobalt have been stayed pending resolution of the Apotex litigation, and the parties to those actions have agreed to be bound by the outcome of the litigation in the District Court against Apotex.

The Company’s U.S. territory partnership under its alliance with Sanofi is also a plaintiff in another pending patent infringement lawsuit instituted in the U.S. District Court of the District of New Jersey against Watson Pharmaceuticals, Inc. and Watson Laboratories, Inc., based on a different patent related to PLAVIX*. This case has also been stayed pending the outcome of the litigation in the District Court against Apotex.

The Company and Sanofi intend to vigorously pursue enforcement of their patent rights in PLAVIX*.

In related matters, since the announcement of the settlement agreement with Apotex in March 2006, fourteen lawsuits, making essentially the same allegations, have been filed against the Company, Sanofi and Apotex in U.S. District Court, Southern District of Ohio, Western Division, by various plaintiffs, including pharmacy chains (individually and as assignees, in whole or in part, of certain wholesalers), various health and welfare benefit plans/funds and individual residents of various states. These lawsuits allege, among other things, that the Apotex settlement violates the Sherman Act and related laws. The plaintiffs are seeking, among other things,

Note 17. Legal Proceedings and Contingencies (Continued)

permanent injunctive relief barring the Apotex settlement and/or monetary damages. The fourteen lawsuits are comprised of both individual actions and purported class actions. In the cases filed as purported class actions, the plaintiffs are seeking class action status on behalf of similarly situated purchasers. The class actions filed on behalf of direct purchasers have been or are expected to be consolidated under the caption In re: Plavix Direct Purchaser Antitrust Litigation, and the class actions filed on behalf of indirect purchasers have been or are expected to be consolidated under the caption In re: Plavix Indirect Purchaser Antitrust Litigation. It is not possible at this time reasonably to estimate the impact of these lawsuits on the Company.

International

As previously reported, in March 2005, the Canadian Federal Court of Ottawa rejected Apotex’s challenge to the Canadian PLAVIX* patent. The Court also granted Sanofi’s application for an order of prohibition against the Minister of Health and Apotex Inc., which would preclude approval of Apotex’s Abbreviated New Drug Submission (ANDS) until the patent expires in 2012, unless the Court’s decision is reversed on appeal. Apotex’s appeal has now been scheduled to be heard in December 2006.

In Korea, in response to separate invalidation actions brought by several generic manufacturers, in June of this year the Korean Intellectual Property Tribunal (IPT) invalidated all claims of Sanofi’s Korean Patent 103,094, including claims directed to clopidogrel and pharmaceutically acceptable salts and to clopidogrel bisulfate. Sanofi has filed an appeal with the Patent Court in Korea. It is not possible at this time to reasonably assess the impact of these matters on the Company.

OTHER INTELLECTUAL PROPERTY LITIGATION

ERBITUX*. As previously reported, in October 2003, Yeda Research and Development Company Ltd. (Yeda) filed suit against ImClone and Aventis Pharmaceuticals, Inc. in federal court claiming that three individuals associated with Yeda should be named as inventors of U.S. Patent No. 6,217,866, which covers the therapeutic combination of any EGFR – specific monoclonal antibody and anti-neoplastic agents, such as chemotherapeutic agents, for use in treatment of cancer. If Yeda’s action were successful, Yeda could be in a position to practice, or to license others to practice, the invention. This could result in product competition for ERBITUX* that might not otherwise occur. Trial on the matter was completed in June 2006, and the parties await a judgment of the court. The Company, which is not a party to this action, is unable to predict the outcome of these proceedings.

As also previously reported, in 2004, RepliGen Corporation (Repligen) and Massachusetts Institute of Technology (MIT) filed a lawsuit in the United States District Court for the District of Massachusetts against ImClone, claiming that ImClone’s manufacture and sale of ERBITUX* infringes a patent that generally covers a process for protein production in mammalian cells. On July 28, 2006, the Court granted summary judgment in favor of Repligen and MIT by rejecting ImClone’s defense of patent exhaustion. The Company is not a party to this action.

ABILIFY*. As previously reported, in August 2004, Otsuka filed with the United States Patent and Trademark Office (the USPTO) a Request for Reexamination of the U.S. composition of matter patent covering ABILIFY* (U.S. Patent No. 5,006,528, the ‘582 Patent). In June 2006, the USPTO officially issued an Ex Parte Reexamination Certificate for the ‘528 Patent, in which the USPTO confirmed the patentability of all original claims and three new claims.

Securities Litigation

VANLEV Litigation

As previously reported, the Company and certain of its current and former officers were named as defendants in a number of federal class actions alleging violations of federal securities laws and regulations based on alleged materially misleading statements or failure to disclose material information concerning VANLEV, a drug formerly in development by the Company. In February 2006, the U.S. District Court for the District of New Jersey granted preliminary approval of a settlement between the parties under which the Company paid $185 million into a settlement fund and agreed to certain non-monetary terms. The $185 million was fully reserved by the Company in the fourth quarter of 2005. In May 2006, the Court conducted a fairness hearing with respect to the settlement agreement, and subsequently entered final approval of the settlement, awarded attorneys’ fees and costs, and approved the plan of allocation. In June 2006, a notice of appeal with respect to the allocation of attorneys’ fees and expenses was filed and remains pending.

Other Securities Matters

As previously reported, in September 2005, certain of the Company’s current and former officers were named in a purported class action, Starkman v. Bristol-Myers Squibb et al, filed in New York State Supreme Court alleging factual claims similar to the now resolved federal class action in the Southern District of New York related to alleged violations of federal securities laws and regulations in connection with sales incentives and wholesaler inventory levels, and asserting common law fraud and breach of

Note 17. Legal Proceedings and Contingencies (Continued)

fiduciary duty claims on behalf of certain of the Company’s stockholders. In October 2005, the Company removed the case to the United States District Court for the Southern District of New York. In November 2005, the plaintiff moved to remand the matter to state court. The matter was stayed until the Supreme Court, in March 2006, entered its decision in another case which held that holder class actions asserting securities fraud claims under state law, like Starkman, are preempted under federal law. In April 2006, the Company opposed the motion to remand. In June 2006, the plaintiff conditionally moved for additional time to amend the complaint. The Company opposed the conditional motion.

As previously reported, in 2004, a class action complaint was filed in the United States District Court for the Eastern District of Missouri against the Company, D&K Health Care Resources, Inc. (D&K) and several current and former D&K directors and officers. The complaint alleged that the Company participated in fraudulently inflating the value of D&K stock by allegedly engaging in improper “channel-stuffing” agreement with D&K. In June 2006, the Court granted the Company’s motion to dismiss the complaint. Plaintiff’s time to appeal the decision, if any such appeal is lodged will begin to run when the litigation against D&K and its officers and directors is finally resolved.

Pricing, Sales and Promotional Practices Litigation and Investigations

As previously disclosed, the Company, together with a number of defendants, is a defendant in a number of private civil matters relating to its pricing practices. In addition, the Company, together with a number of other pharmaceutical manufacturers, has received subpoenas and other document requests from various government agencies seeking records relating to its pricing, sales marketing practices, and best price reporting. The Company continues to cooperate with these investigations.

With respect to the private civil matters, as previously reported, the Company, together with a number of other pharmaceutical manufacturers, is a defendant in private class actions, as well as suits brought by the attorneys general of several states and by numerous New York counties and the City of New York, which are pending in federal and state courts. In these actions, plaintiffs allege defendants caused the Average Wholesale Prices (AWPs) of their products to be inflated, thereby injuring government programs, entities and persons who reimbursed prescription drugs based on AWPs. The federal cases and several of the state attorneys general actions and suits of New York Counties and the City of New York have been consolidated for pre-trial purposes in the U.S. District Court for the District of Massachusetts (AWP MDL). As previously noted, the Company and other defendants removed to federal court a state court case filed earlier this year by the Arizona Attorney General. In the second quarter of 2006, that case was transferred to the AWP MDL. The Court in the AWP MDL has certified three classes of persons and entities who paid for or reimbursed for seven of the Company’s physician-administered drugs. In July 2006, the Court ordered that Classes 2 and 3 (insurance companies and health and welfare funds in Massachusetts) be scheduled for trial in November of this year. A trial date for the claims of Class 1 (Medicare beneficiaries nationwide) has not yet been set.

As also previously reported, the Company is one of many defendants in two putative class actions, filed in federal courts in California and Alabama, respectively, allegedly on behalf of entities entitled to discounted pricing pursuant to Section 340B of the Public Health Services Act, which requires prescription drug manufacturers to offer discounts to qualified medical providers – generally those who disproportionally service poor people. In the California case, the plaintiffs filed an amended complaint following the Court’s grant of defendants’ initial motion to dismiss. In the second quarter of 2006, the Court granted defendants’ second motion to dismiss the amended complaint. The Court has required plaintiffs to move to further amend the complaint to show good cause for being allowed to replead. In the Alabama action, in the second quarter of 2006, the plaintiffs voluntarily withdrew their request for the case to be certified as a class action, and the plaintiffs are proceeding in their individual capacities only.

Product Liability Litigation

The Company is a party to product liability lawsuits. As previously reported, these lawsuits involve certain over-the-counter medications containing phenylpropanolamine (PPA), while others involve hormone replacement therapy (HRT) products, polyurethane-covered breast implants and smooth-walled breast implants, and the Company’s SERZONE prescription drug. In addition to lawsuits, the Company also faces unfiled claims involving these and other products.

HRT LITIGATION. As previously reported, the plaintiffs in this mass-tort litigation allege, among other things, that various hormone therapy products, including hormone therapy products formerly manufactured by the Company (ESTRACE*, ESTRADIOL, DELESTROGEN* and OVCON*) cause breast cancer, stroke, blood clots, cardiac and other injuries in women, that the defendants were aware of these risks and failed to warn consumers. As of July 25, 2006, the Company was a defendant in 364 lawsuits filed on behalf of approximately 1,686 plaintiffs in federal and state courts throughout the United States.

Note 17. Legal Proceedings and Contingencies (Continued)

Environmental Proceedings

As previously reported, the Company is a party to several environmental proceedings and other matters, and is responsible under various state, federal and foreign laws, including the Comprehensive Environmental Response, Compensation and Liability Act, (CERCLA), for certain costs of investigating and/or remediating contamination resulting from past industrial activity at the Company’s current or former sites or at waste disposal or reprocessing facilities operated by third parties.

With respect to the latter matters for which the Company is responsible under various state, federal and foreign laws, the Company typically estimates potential costs based on information obtained from the EPA, or counterpart state agency, and/or studies prepared by independent consultants, including the total estimated costs for the site and the expected cost-sharing, if any, with other “potentially responsible parties,” and the Company accrues liabilities when they are probable and reasonably estimable. As of May 31, 2006, the Company estimated its share of the total future costs for these sites to be approximately $65 million, recorded as other liabilities, which represents the sum of best estimates or, where no simple estimate can reasonably be made, estimates of the minimal probable amount among a range of such costs (without taking into account any potential recoveries from other parties, which are not currently expected). The Company has paid less than $4 million (excluding legal fees) in each of the last five years for investigation and remediation of such matters, including liabilities under CERCLA and for other on-site remedial obligations.

As previously reported, the Company is one of several defendants, including many of the major U.S. pharmaceutical companies, in a purported class action suit filed in Superior Court in Puerto Rico in February 2000 relating to air emissions from a government owned and operated wastewater treatment facility. In April 2006, the Company executed an individual settlement with the plaintiffs in the amount of $460,000, subject to certain conditions, including the Court’s certification of the case as a class action. The Court deferred decision on class certification pending its review of a forthcoming expert report on the facility’s current operations. Because the settlement conditions have not yet been met and the Company remains a party to the case, the Company’s ultimate financial liability could be greater than the proposed settlement amount.

Other Proceedings

On July 14, 2006, a complaint was filed by drug wholesaler RxUSA Wholesale, Inc. in the United States District Court for the Eastern District of New York against the Company, fifteen other drug manufacturers, five drug wholesalers, two officers of defendant McKesson and a wholesale distribution industry trade group, RxUSA Wholesale, Inc. v. Alcon Labs., Inc., et al., CV No. 06-3447 (E.D.N.Y.). The complaint alleges violations of federal and New York antitrust laws, as well as various other laws. Plaintiff claims that defendants allegedly engaged in anti-competitive acts that resulted in the exclusion of plaintiff from the relevant market and seeks $586 million in damages before any trebling, and other relief. It is not possible at this time reasonably to estimate the impact of this lawsuit on the Company.

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

New Product and Pipeline Progress

In May 2006, the U.S. Food and Drug Administration (FDA) approved a supplemental Biologics License Application (sBLA) that permits a third party to manufacture ORENCIA at an additional facility. ORENCIA is a novel biologic agent for the treatment of rheumatoid arthritis that was launched in the U.S. in February. The facility will support increased production capacity necessary to meet expected long-term demand for ORENCIA.

In June 2006, the Company announced that the FDA granted accelerated approval of SPRYCEL (dasatinib), an oral inhibitor of multiple tyrosine kinases, for the treatment of adults with chronic, accelerated, or myeloid or lymphoid blast phase chronic myeloid leukemia (CML) with resistance or intolerance to prior therapy, including GLEEVEC* (imatinib mesylate). The FDA also granted approval of SPRYCEL for the treatment of adults with Philadelphia chromosome-positive acute lymphoblastic leukemia (Ph+ALL) with resistance or intolerance to prior therapy. Ph+ALL is a rapidly progressive cancer of the blood and bone marrow, usually occurring in adults.

In June 2006, the Company received approval from the European Commission for BARACLUDE for the treatment of chronic hepatitis B virus infection. BARACLUDE was also approved in Japan in July 2006. BARACLUDE is currently approved in more than 40 countries worldwide, including the United States and China.

On July 12, 2006, the Company and Gilead Sciences, Inc. (Gilead) announced FDA approval of ATRIPLA* (efavirenz 600 mg/ emtricitabine 200 mg / tenofovir disoproxil fumarate 300 mg) for the treatment of human immunodeficiency virus (HIV) infection in adults. ATRIPLA* is the first-ever once-daily single tablet three drug regimen for HIV intended as a stand-alone therapy or in combination with other antiretrovirals. The product combines SUSTIVA (efavirenz), manufactured by the Company and TRUVADA* (emtricitabine and tenofovir disoproxil fumarate), manufactured by Gilead.

The following discussions of the Company’s three-month and six-month results of continuing operations exclude the results related to the Oncology Therapeutics Network (OTN) business, which was previously presented as a separate segment, and have been segregated from continuing operations and reflected as discontinued operations for all periods presented. See “—Discontinued Operations” below.

Three Months Results of Operations

	Three Months Ended June 30,
				% of Net Sales
(Dollars in Millions)	2006	2005	% Change	2006	2005
Net Sales	$4,871	$4,889	—
Earnings from Continuing Operations before Minority Interest and Income Taxes	$1,110	$1,130	(2)%	22.8%	23.1%
Provision (benefit) for Income Taxes	$256	$(21)	* *
Effective tax rate	23.1%	(1.9)%
Earnings from Continuing Operations	$667	$991	(33)%	13.7%	20.3%

**	In excess of 200%.

Second quarter 2006 net sales from continuing operations remained constant at $4.9 billion compared to the same period in 2005. U.S. net sales increased 5% to $2.8 billion in 2006 compared to 2005, driven by strong performance of pharmaceutical growth drivers and nutritional products, while international sales decreased 7% to $2.1 billion.

The composition of the change in sales is as follows:

		Analysis of % Change
Three Months Ended June 30,	Total Change	Volume	Price	Foreign Exchange
2006 vs. 2005	—	(3)%	3%	—

In general, the Company’s business is not seasonal. For information on U.S. pharmaceuticals prescriber demand, reference is made to the table within Business Segments under the Pharmaceuticals section below, which sets forth a comparison of changes in net sales to the estimated total prescription growth (for both retail and mail order customers) for certain of the Company’s top 15 pharmaceutical products and products that the Company views as current and future growth drivers sold by the U.S. Pharmaceuticals business.

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

	Three Months Ended June 30,
	Net Sales			% of Total Net Sales
(Dollars in Millions)	2006	2005	% Change	2006	2005
Pharmaceuticals	$3,859	$3,886	(1)%	79.2%	79.5%

Nutritionals	582	548	6%	12.0%	11.2%
Other Health Care	430	455	(5)%	8.8%	9.3%

Health Care Group	1,012	1,003	1%	20.8%	20.5%

Total	$4,871	$4,889	—	100.0%	100.0%

The Company recognizes revenue net of various sales adjustments to arrive at net sales as reported on the Consolidated Statement of Earnings. These adjustments are referred to as gross-to-net sales adjustments. The following table sets forth the reconciliation of the Company’s gross sales to net sales by each significant category of gross-to-net sales adjustments:

	Three Months Ended June 30,
(Dollars in Millions)	2006	2005
Gross Sales	$5,612	$5,873

Gross-to-Net Sales Adjustments
Prime Vendor Charge-Backs	(189)	(328)
Women, Infants and Children (WIC) Rebates	(219)	(210)
Managed Health Care Rebates and Other Contract Discounts	(97)	(127)
Medicaid Rebates	(45)	(149)
Cash Discounts	(62)	(69)
Sales Returns	(42)	(41)
Other Adjustments	(87)	(60)

Total Gross-to-Net Sales Adjustments	(741)	(984)

Net Sales	$4,871	$4,889

The decrease in gross-to-net sales adjustments for the three months ended June 30, 2006 compared to the same period in 2005 was affected by a number of factors, including customer mix and a portfolio shift, in each case towards products that required lower rebates, as well as changes in contract status. The decrease in prime vendor charge-backs was primarily the result of volume erosion on highly rebated PARAPLATIN that has lost exclusivity and become subject to generic competition. Managed health care rebates decreased as a result of exclusivity loss of PRAVACHOL which also reduced Medicaid rebates. In addition, an anticipated shift in patient enrollment, from Medicaid to Medicare under Medicare Part D, resulted in a decrease in Medicaid rebate accruals, partially offset by a corresponding increase in managed health care rebate accruals.

Pharmaceuticals

The composition of the change in pharmaceutical sales is as follows:

		Analysis of % Change
Three Months Ended June 30,	Total Change	Volume	Price	Foreign Exchange
2006 vs. 2005	(1)%	(4)%	3%	—

Worldwide Pharmaceutical sales decreased 1% to $3,859 million in the second quarter of 2006 compared to the same period in 2005.

U.S. pharmaceutical sales increased 5% to $2,205 million in the second quarter of 2006 compared to the same period in 2005, primarily due to the continued growth of PLAVIX*, AVAPRO*/AVALIDE*, ERBITUX*, ABILIFY*, REYATAZ and SUSTIVA, and sales of new products ORENCIA and EMSAM*, partially offset by the loss of exclusivity of PRAVACHOL. In aggregate, estimated wholesaler inventory levels of the Company’s key pharmaceutical products sold by the U.S. Pharmaceutical business at the end of the second quarter remained stable at slightly over two weeks.

International pharmaceutical sales decreased 8%, to $1,654 million for the second quarter of 2006 compared to the same period in 2005. The sales decrease was mainly due to a decline in PRAVACHOL and TAXOL® (paclitaxel) sales resulting from increased generic competition in Europe, partially offset by increased sales of newer products including REYATAZ and ABILIFY*. The Company’s reported international sales do not include co-promotion sales reported by its alliance partner, Sanofi-Aventis, for PLAVIX* and AVAPRO*/AVALIDE*, which continue to show growth in the second quarter of 2006.

Key pharmaceutical products and their sales, representing 80% and 77% of total pharmaceutical sales in the second quarter of 2006 and 2005, respectively, are as follows:

	Three Months Ended June 30,
(Dollars in Millions)	2006	2005	% Change
Cardiovascular
PLAVIX*	$1,145	$968	18%
PRAVACHOL	323	625	(48)%
AVAPRO*/AVALIDE*	280	258	9%
COUMADIN	55	50	10%
MONOPRIL	49	54	(9)%
Virology
REYATAZ	236	183	29%
SUSTIVA	193	167	16%
ZERIT	41	59	(31)%
BARACLUDE	14	5	180%
Other Infectious Diseases
CEFZIL	23	54	(57)%
Oncology
ERBITUX*	172	98	76%
TAXOL® (paclitaxel)	149	186	(20)%
Affective (Psychiatric) Disorders
ABILIFY* (total revenue)	324	240	35%
EMSAM*	12	—	—
Immunoscience
ORENCIA	18	—	—
Other Pharmaceuticals
EFFERALGAN	62	55	13%

•	Sales of PLAVIX*, a platelet aggregation inhibitor that is part of the Company’s alliance with Sanofi-Aventis (Sanofi), increased 18%, to $1,145 million in the second quarter of 2006 from $968 million in the same period in 2005, primarily due to increased demand. Estimated total U.S. prescription demand increased approximately 14% compared to 2005. Market exclusivity for PLAVIX* is expected to expire in 2011 in the U.S. and 2013 in the European Union (EU). Statements on exclusivity are subject to any adverse determination that may occur with respect to the PLAVIX* patent litigation and/or the entry of generic competition earlier than expected. There have been recent adverse developments with respect to the pending PLAVIX* patent litigation in the United States, including the potential development of generic competition for PLAVIX*. For additional information on the PLAVIX* patent litigation, see “Item 1. Financial Statements—Note 17. Legal Proceedings and Contingencies,” and “—Outlook” below.

•	Sales of PRAVACHOL, an HMG Co-A reductase inhibitor, decreased 48%, to $323 million in the second quarter of 2006 from $625 million in the same period in 2005. U.S. sales decreased 64% to $128 million in the second quarter of 2006 from $353 million in the same period in 2005, mainly as a result of market exclusivity expiration in April 2006. Estimated total U.S. prescriptions declined by approximately 58% compared to 2005. International sales decreased 28%, including a 1% unfavorable foreign exchange impact, to $195 million in the second quarter of 2006 from $272 million in the same period in 2005, reflecting generic competition in key European markets. Market exclusivity in the EU ended in 2004, with the exception of Sweden, where expiration occurred in March 2006, Italy, where expiration will occur in January 2008, and France, where generic competition that was not authorized by the Company commenced in early July of this year. As previously disclosed, the Company entered into a distribution agreement with Watson Pharmaceutical, Inc. (Watson) authorizing Watson to distribute pravastatin sodium tablets in the U.S.

•	Sales of AVAPRO*/AVALIDE*, an angiotensin II receptor blocker for the treatment of hypertension, also part of the Sanofi alliance, increased 9%, including a 1% favorable foreign exchange impact, to $280 million in the second quarter of 2006 from $258 million in the same period in 2005. U.S. sales increased 6% to $167 million in the second quarter of 2006 from $157 million in the same period in 2005, primarily due to wholesaler inventory fluctuations and higher average net selling prices. Estimated total U.S. prescription demand increased approximately 4% compared to 2005, although overall volumes were down due to changes in customer channel strategy. International sales increased 12%, including a 2% favorable foreign exchange impact, to $113 million compared to the same period in 2005. Market exclusivity for AVAPRO*/AVALIDE* (known in the EU as APROVEL*/KARVEA*) is expected to expire in 2011 in the U.S. and 2012 in countries in the EU; AVAPRO*/AVALIDE* is not currently marketed in Japan.

•	Sales of COUMADIN, an oral anti-coagulant used predominantly in patients with atrial fibrillation or deep venous thrombosis/pulmonary embolism, increased 10%, to $55 million in the second quarter of 2006 compared to $50 million in the same period in 2005, primarily due to higher average net selling prices and wholesaler inventory fluctuations. Estimated total U.S. prescription demand decreased approximately 21% compared to 2005. Market exclusivity for COUMADIN expired in the U.S. in 1997.

•	Sales of MONOPRIL, a second generation angiotensin converting enzyme (ACE) inhibitor for the treatment of hypertension, decreased 9%, to $49 million in the second quarter of 2006 from $54 million in the same period of 2005, primarily due to product supply issues. Market exclusivity protection for MONOPRIL expired in 2003 in the U.S. and has expired or is expected to expire between 2001 and 2008 in countries in the EU. MONOPRIL is not currently marketed in Japan.

•	Sales of REYATAZ, a protease inhibitor for the treatment of HIV, increased 29% to $236 million in the second quarter of 2006 from $183 million in the same period in 2005, primarily due to increased demand in the U.S. and Europe. Estimated total U.S. prescription demand increased approximately 18% compared to 2005. European sales increased 42% to $74 million in the second quarter of 2006 from $52 million in the same period in 2005. Market exclusivity for REYATAZ is expected to expire in 2017 in the U.S., in countries in the EU and Japan.

•	Sales of SUSTIVA, a non-nucleoside reverse transcriptase inhibitor for the treatment of HIV, increased 16%, to $193 million in the second quarter of 2006 from $167 million in the same period in 2005. Estimated total U.S. prescription growth was approximately 7% for the second quarter of 2006. In July 2006, the Company launched ATRIPLA*, a combination therapy that includes SUSTIVA. Market exclusivity for SUSTIVA is expected to expire in 2013 in the U.S. and in countries in the EU; the Company does not, but others do, market SUSTIVA in Japan.

•	Sales of ZERIT, an antiretroviral agent used in the treatment of HIV, decreased 31%, to $41 million in 2006 from $59 million in 2005, as a result of lower demand in both the U.S. and Europe. U.S. prescriptions decreased by approximately 29% compared to 2005. Market exclusivity for ZERIT is expected to expire in 2008 in the U.S. and Japan, and between 2007 and 2011 in countries in the EU.

•	Sales of BARACLUDE, an oral antiviral agent for the treatment of chronic hepatitis B, were $14 million for the second quarter of 2006 compared to $5 million in the same period of 2005. The Company has a composition of matter patent that expires in the U.S. in 2010.

•	Sales of CEFZIL, an antibiotic for the treatment of mild to moderately severe bacterial infections, decreased 57%, including a 1% favorable foreign exchange impact, to $23 million in 2006 from $54 million in 2005, primarily due to generic competition in the U.S. Market exclusivity for CEFZIL expired in December 2005 in the U.S. and is expected to expire between 2007 and 2009 in countries in the EU.

•	Sales of ERBITUX*, which is sold by the Company almost exclusively in the U.S., increased 76% to $172 million in the second quarter of 2006 from $98 million in the same period in 2005, driven by usage in the treatment of head and neck cancer, an indication that was approved by the FDA in March 2006, augmented by the continued growth for the treatment of colorectal cancer. ERBITUX* is marketed by the Company under a distribution and copromotion agreement with ImClone Systems Incorporated (ImClone). A use patent relating to combination therapy with cytotoxic treatments expires in 2017. The Company does not hold a patent covering monotherapy. Currently, generic versions of biological products cannot be approved under U.S. law. However, the law could change in the future. Even in the absence of new legislation, the FDA is taking steps toward allowing generic versions of certain biologics. Competitors seeking approval of biological products must file their own safety and efficacy data, and address the challenges of biologics manufacturing, which involves more complex processes and are more costly than those of traditional pharmaceutical operations. The Company’s right to market ERBITUX* in North America and Japan expires in September 2018. The Company does not, but others do, market ERBITUX* in countries in the EU.

•	Sales of TAXOL® (paclitaxel), an anti-cancer agent sold almost exclusively in non-U.S. markets, decreased 20%, including a 2% unfavorable foreign exchange impact, to $149 million in the second quarter of 2006 from $186 million in the same period in 2005, primarily due to increased generic competition in Europe. Market exclusivity for TAXOL® (paclitaxel) expired in 2000 in the U.S., and in 2003 in countries in the EU. Two generic paclitaxel products have received regulatory approval in Japan, and one generic product has entered the market.

•	Total revenue for ABILIFY*, an antipsychotic agent for the treatment of schizophrenia, acute bipolar mania and bipolar disorder, increased 35% to $324 million in the second quarter of 2006 from $240 million in the same period in 2005. U.S. sales increased 34% to $267 million in the second quarter of 2006 from $200 million in the same period in 2005, primarily due to higher demand and higher average net selling prices. Estimated total U.S. prescription demand increased approximately 21% compared to the same period last year. Total revenue for ABILIFY* primarily consists of alliance revenue representing the Company’s 65% share of net sales in countries where it copromotes with Otsuka Pharmaceutical Co., Ltd. (Otsuka) and the product is sold by an Otsuka affiliate as a distributor. Otsuka’s market exclusivity protection for ABILIFY* is expected to expire in 2014 in the U.S. (including the granted patent term extension). The Company also has the right to copromote ABILIFY* in several European countries (the United Kingdom, France, Germany and Spain) and to act as exclusive distributor for the product in the rest of the EU. Market exclusivity protection for ABILIFY* is expected to expire in 2009 for countries in the EU (and may be extended until 2014 if pending supplemental protection certificates are granted). The Company’s contractual right to market ABILIFY* expires in November 2012 in the U.S. and Puerto Rico and, for the countries in the EU where the Company has the exclusive right to market ABILIFY* until June 2014. For additional information on revenue recognition of ABILIFY*, see “Item 1. Financial Statements—Note 2. Alliances and Investments.”

•	EMSAM*, a transdermal patch for the delivery of a monoamine oxidase inhibitor for the treatment of major depressive disorder in adults, was launched in the U.S. in April 2006. Sales for the second quarter of 2006 were $12 million. EMSAM* was developed by Somerset Pharmaceuticals, Inc., a joint venture between Mylan Laboratories, Inc. and Watson. The Company has obtained exclusive distribution rights to commercialize EMSAM* in the U.S. and Canada and markets EMSAM* in the U.S. through its existing neuroscience sales force. As a new drug formulation, EMSAM* received three years of Hatch-Waxman data exclusivity as a new drug formulation, which expires in 2009 in the U. S.

•	ORENCIA, a fusion protein indicated for adult patients with moderate to severe rheumatoid arthritis who have had an inadequate response to one or more currently available treatments, such as methotrexate or anti-tumor necrosis factor (TNF) therapy, was launched in the U.S. in February 2006. Sales for the second quarter of 2006 were $18 million. The Company has a composition of matter patent that expires in the U.S. in 2016. As noted above, generic versions of biological products cannot be approved under U.S. law, but the law could change in the future.

•	Sales of EFFERALGAN, a formulation of acetaminophen for pain relief, sold principally in Europe increased 13%, despite a 1% unfavorable foreign exchange impact, to $62 million in the second quarter of 2006 from $55 million in the same period in 2005, resulting from the timing of government orders in 2005.

The estimated U.S. prescription change data provided above includes information only from the retail and mail order channels and does not reflect information from other channels, such as hospitals, institutions and long-term care, among others. The estimated prescription and prescription change data are based on National Prescription Audit (NPA) data provided by IMS Health (IMS), a supplier of market research for the pharmaceutical industry, as described below.

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

Estimated End-User Demand

U.S. Pharmaceuticals

The following tables set forth for each of the Company’s top 15 pharmaceutical products (based on 2005 annual net sales) and other products that the Company views as current and future growth drivers sold by the U.S. Pharmaceuticals business, for the three months ended June 30, 2006 compared to the same periods in the prior year: (a) changes in reported U.S. net sales for the period; (b) estimated total U.S. prescription growth for the retail and mail order channels and the estimated U.S. therapeutic category share of the applicable product, calculated by the Company based on NPA data provided by IMS; and (c) estimated total U.S. prescription change for the retail and mail order channels and the estimated U.S. therapeutic category share of the applicable product, calculated by the Company based on Next-Generation Prescription Services (NGPS) data provided by IMS.

	Three Months Ended June 30, 2006			Month Ended June 30, 2006
	% Change in U.S. Net Sales(a)	% Change in U.S. Total Prescriptions		Estimated TRx Therapeutic Category Share %(d)
		NPA Data (b)	NGPS Data (c)	NPA Data (b)	NGPS Data (c)
ABILIFY* (total revenue)	34	21	22	12	12
AVAPRO*/AVALIDE*	6	4	2	14	14
BARACLUDE(e)	80	* *	* *	20	19
CEFZIL	(103)	(95)	(94)	—	—
COUMADIN	10	(21)	(21)	17	17
ERBITUX* (f)	77	N/A	N/A	N/A	N/A
GLUCOPHAGE* Franchise	(50)	(49)	(50)	1	1
KENALOG (g)	47	N/A	N/A	N/A	N/A
ORENCIA(h)	—	N/A	N/A	N/A	N/A
PARAPLATIN (f)	* *	N/A	N/A	N/A	N/A
PLAVIX*	20	14	13	87	87
PRAVACHOL	(64)	(58)	(59)	2	2
REYATAZ	24	18	18	32	32
SUSTIVA	19	7	6	30	30
TEQUIN	(129)	(71)	(70)	—	—
VIDEX/VIDEX EC	—	(55)	(57)	1	1
ZERIT	(31)	(29)	(31)	6	6

	Three Months Ended June 30, 2005			Month Ended June 30, 2005
	% Change in U.S. Net Sales(a)	% Change in U.S. Total Prescriptions		Estimated TRx Therapeutic Category Share %(d)
		NPA Data (b)	NGPS Data (c)	NPA Data (b)	NGPS Data (c)
ABILIFY* (total revenue)	68	49	47	10	10
AVAPRO*/AVALIDE*	9	15	16	15	16
BARACLUDE(e)	—	—	—	4	3
CEFZIL(i)	3	(8)	(9)	2	2
COUMADIN	(40)	(18)	(20)	23	22
ERBITUX* (f)	35	N/A	N/A	N/A	N/A
GLUCOPHAGE* Franchise	(40)	(66)	(64)	2	2
KENALOG (g)	—	N/A	N/A	N/A	N/A
ORENCIA(h)	—	N/A	N/A	N/A	N/A
PARAPLATIN (f)	(100)	N/A	N/A	N/A	N/A
PLAVIX*	26	15	14	85	86
PRAVACHOL	8	(14)	(14)	8	8
REYATAZ(i)	51	44	43	30	30
SUSTIVA(i)	8	5	8	30	30
TEQUIN	(15)	(37)	(35)	1	1
VIDEX/VIDEX EC	(80)	(66)	(66)	3	3
ZERIT	(32)	(31)	(29)	8	8

(a)	Reflects percentage change in net sales in dollar terms, including change in average selling prices and wholesaler buying patterns.
(b)	Based on a simple average of the estimated number of prescriptions in the retail and mail order channels as provided by IMS.
(c)	Based on a weighted-average of the estimated number of prescription units (tablets or milliliters) in each of the retail and mail order channels based on data provided by IMS.
(d)	The therapeutic categories are determined by the Company as those products considered to be in direct competition with the Company’s own products. The products listed above compete in the following therapeutic categories: ABILIFY* (antipsychotics), AVAPRO*/AVALIDE* (angiotensin receptor blockers), BARACLUDE (oral antiviral agent), CEFZIL (branded oral solid and liquid antibiotics), COUMADIN (warfarin), ERBITUX* (oncology), GLUCOPHAGE* Franchise (oral antidiabetics), KENALOG (intra-articular/intramuscular steroid), ORENCIA (fusion protein), PARAPLATIN (carboplatin), PLAVIX* (antiplatelet agents), PRAVACHOL (HMG CoA reductase inhibitors), REYATAZ (protease inhibitors), SUSTIVA (antiretrovirals - third agents), TEQUIN (branded oral solid antibiotics), VIDEX/VIDEX EC (nucleoside reverse transcriptase inhibitors) and ZERIT (nucleoside reverse transcriptase inhibitors).
(e)	BARACLUDE was launched in the U.S. in April 2005.
(f)	ERBITUX* and PARAPLATIN specifically, and parenterally administered oncology products in general, do not have prescription-level data because physicians do not write prescriptions for these products. The Company believes therapeutic category share information provided by third parties for these products may not be reliable and accordingly, none is presented here.
(g)	The Company does not have prescription level data because the product is not dispensed through a retail pharmacy. The Company believes therapeutic category share information provided by third parties for this product may not be reliable and accordingly, none is presented here.
(h)	ORENCIA was launched in the U.S. in February 2006. The Company does not have prescription level data because the product is not dispensed through a retail pharmacy.
(i)	Prior year Estimated TRx Therapeutic Category Share Percentage has been recalculated to conform with current year presentation for the following: CEFZIL has been recalculated as a percentage share based on the combined Oral and Liquid/Suspension markets; REYATAZ has been recalculated as a percentage share of the Protease Inhibitors excluding NORVIR; SUSTIVA has been recalculated as a percentage share of Third Agents excluding NORVIR and TRIZIVIR.
**	In excess of 200%.

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

The estimated prescription change data and estimated therapeutic category share provided above only include information from the retail and mail order channels and do not reflect information from other channels, such as hospitals, institutions and long-term care, among others. The data provided by IMS are a product of IMS’ own record-keeping processes and are themselves estimates based on sampling procedures, subject to the inherent limitations of estimates based on sampling. In addition, the NGPS data are part of a pilot program that is still being refined by IMS.

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

International Pharmaceuticals, Nutritionals and Other Health Care

The following table sets forth for each of the Company’s key pharmaceutical products and growth drivers sold by the Company’s International Pharmaceuticals reporting segment, including the top 15 pharmaceutical products sold in the Company’s major non-U.S. countries (based on 2005 net sales), and for each of the key products sold by the other reporting segments listed below, the percentage change in the Company’s estimated ultimate patient/consumer demand for the month of March 2006 compared to the month of March 2005. The Company commenced collecting the estimated ultimate patient/consumer demand for these reporting segments with the March 2005 period. The Company believes the year-to-year comparison below provides a more meaningful comparison to changes in sales for the quarter than the quarter-to-prior quarter comparisons previously provided.

% Change in Demand on a Constant U.S. Dollar Basis March 2006 vs. March 2005
International Pharmaceuticals
ABILIFY* (total revenue)	78
AVAPRO*/AVALIDE*	8
BARACLUDE	N/A
BUFFERIN*	(7)
CAPOTEN	(27)
DAFALGAN	(2)
EFFERALGAN	(28)
MAXIPIME	(26)
MONOPRIL	(28)
PARAPLATIN	(14)
PERFALGAN	24
PLAVIX*	(4)
PRAVACHOL	(5)
REYATAZ	25
SUSTIVA	(6)
TAXOL® (paclitaxel)	(24)
VIDEX/VIDEX EC	(29)
Nutritionals
ENFAMIL/ENFAGROW	10
NUTRAMIGEN	13
Other Health Care
ConvaTec
Ostomy	8
Wound Therapeutics	19
Medical Imaging
CARDIOLITE	4

Estimated Inventory Months on Hand in the Distribution Channel

U.S. Pharmaceuticals

The following tables set forth for each of the Company’s top 15 pharmaceutical products (based on 2005 and 2004 annual net sales) and other products that the Company views as current and future growth drivers sold by the Company’s U.S. Pharmaceuticals business, the U.S. Pharmaceuticals net sales and the estimated number of months on hand of the applicable product in the U.S. wholesaler distribution channel for the quarters ended June 30, 2006 and 2005 and March 31, 2006 and 2005.

(Dollars in Millions)	June 30, 2006		March 31, 2006
	Net Sales	Months on Hand	Net Sales	Months on Hand
ABILIFY* (total revenue)	$267	0.5	$231	0.5
AVAPRO*/AVALIDE*	167	0.5	139	0.4
BARACLUDE	9	0.7	9	1.0
CEFZIL	(1)	25.7	(5)	9.8
COUMADIN	46	0.8	47	0.6
ERBITUX*	172	—	136	—
GLUCOPHAGE* Franchise	22	0.6	25	0.7
KENALOG	22	0.8	23	0.7
ORENCIA	18	0.3	5	0.9
PARAPLATIN	2	1.7	7	1.2
PLAVIX*	988	0.5	850	0.4
PRAVACHOL	128	1.0	302	0.4
REYATAZ	122	0.6	119	0.6
SUSTIVA	115	0.5	108	0.5
TEQUIN	(6)	2.7	13	0.8
VIDEX/VIDEX EC	5	0.9	4	0.9
ZERIT	18	0.7	19	0.7

	June 30, 2005		March 31, 2005
(Dollars in Millions)	Net Sales	Months on Hand	Net Sales	Months on Hand
ABILIFY* (total revenue)	$200	0.7	$161	0.7
AVAPRO*/AVALIDE*	157	0.6	102	0.8
BARACLUDE	5	4.7	—	—
CEFZIL	30	0.8	50	0.7
COUMADIN	42	0.7	42	1.0
ERBITUX*	97	—	87	#
GLUCOPHAGE* Franchise	44	0.8	39	1.0
KENALOG	15	0.5	11	0.9
ORENCIA	—	—	—	—
PARAPLATIN	(1)	0.8	15	0.9
PLAVIX*	823	0.6	673	0.8
PRAVACHOL	353	0.7	258	0.8
REYATAZ	98	0.8	92	0.8
SUSTIVA	97	0.8	103	0.8
TEQUIN	22	0.8	38	0.7
VIDEX/VIDEX EC	5	1.0	10	1.2
ZERIT	26	0.8	26	0.8

#	Less than 0.1 months on hand.

At June 30, 2006 and March 31, 2006 the estimated value of CEFZIL inventory in the U.S. wholesaler distribution channel exceeded one month on hand by approximately $12.4 million and $11.2 million, respectively. During the first six months of 2006, the demand for CEFZIL decreased significantly due to generic competition that began in the U.S. in December 2005. The Company continues to monitor CEFZIL sales with the objective to work down wholesaler inventory levels to one month on hand or less.

At June 30, 2006, the estimated value of TEQUIN inventory in the U.S. wholesaler distribution channel exceeded one month on hand by approximately $1.4 million. In the first quarter of 2006, the Company made the decision to discontinue commercialization of TEQUIN for commercial reasons. The Company stopped shipping product to U.S. wholesalers in June 2006 and established a reserve for the return of TEQUIN inventory in the wholesaler channels. In early July 2006, the Company notified the U.S. wholesaler and retail distribution channels that it would allow for return of the product regardless of expiry dates. The Company expects most of the TEQUIN inventory in the U.S. wholesaler channels to be physically returned during the third quarter of 2006.

BARACLUDE was launched in the U.S. in April 2005. In anticipation of the launch, the Company’s U.S. wholesalers built inventories of the product to meet expected demand and at June 30, 2005, BARACLUDE inventory in the U.S. wholesaler distribution channel exceeded one month on hand. At December 31, 2005, the estimated value of BARACLUDE inventory in the U.S. wholesaler distribution channel had been worked down to less than one month on hand.

At March 31, 2005, the estimated value of VIDEX/VIDEX EC inventory in the U.S. wholesaler distribution channel exceeded one month on hand by approximately $1.1 million. As a result of generic competition in the U.S. commencing in the fourth quarter of 2004, demand for VIDEX/VIDEX EC decreased significantly. At June 30, 2005, the estimated value of VIDEX/VIDEX EC inventory in the U.S. wholesaler distribution channel had been worked down to one month on hand.

In October 2004, the U.S. pediatric exclusivity period for PARAPLATIN (carboplatin) expired. The resulting entry of multiple generic competitors for PARAPLATIN led to a significant decrease in demand for PARAPLATIN, which in turn led to the months on hand of the product in the U.S. wholesaler distribution channel exceeding one month at June 30, 2006 and March 31, 2006. The estimated value of PARAPLATIN inventory in the U.S. wholesaler distribution channel over one month on hand was approximately $1.4 million and $0.9 million at June 30, 2006 and March 31, 2006, respectively. The Company no longer produces PARAPLATIN and will continue to monitor PARAPLATIN wholesaler inventory levels until they have been depleted.

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

The Company maintains inventory management agreements (IMAs) with most of its U.S. pharmaceutical wholesalers, which account for nearly 100% of total gross sales of U.S. pharmaceutical products. Under the current terms of the IMAs, the Company’s three largest wholesaler customers provide the Company with weekly information with respect to inventory levels of product on hand and the amount of out-movement of products. These three wholesalers currently account for 90% of total gross sales of U.S. pharmaceutical products. The inventory information received from these wholesalers excludes inventory held by intermediaries to whom they sell, such as retailers and hospitals, and excludes goods in transit to such wholesalers. The Company uses the information provided by these three wholesalers as of the Friday closest to quarter end to calculate the amount of inventory on hand for these wholesalers at the applicable quarter end. This amount is then increased by the Company’s estimate of goods in transit to these wholesalers as of the applicable Friday, which have not been reflected in the weekly data provided by the wholesalers. Under the Company’s revenue recognition policy, sales are recorded when substantially all the risks and rewards of ownership are transferred, which in the U.S. Pharmaceutical business is generally when product is shipped. In such cases, goods in transit to a wholesaler are owned by the applicable wholesaler and, accordingly, are reflected in the calculation of inventories in the wholesaler distribution channel. The Company estimates the amount of goods in transit by using information provided by these wholesalers with respect to their open orders as of the applicable Friday and the Company’s records of sales to these wholesalers with respect to such open orders. The Company determines the out-movement of a product from these wholesalers over a period of 31 days by using the most recent four weeks of out-movement of a product as provided by these wholesalers and extrapolating such amount to a 31 day basis. The Company estimates inventory levels on hand and out-movements for its U.S. Pharmaceutical business’ wholesaler customers other than the three largest wholesalers for each product based on the assumption that such amounts bear the same relationship to the three largest wholesalers’ inventory levels and out-movements for such product as the percentage of aggregate sales for all products to these other wholesalers in the applicable quarter bears to aggregate sales for all products to the Company’s three largest wholesalers in such quarter. Finally, the Company considers whether any adjustments are necessary to these extrapolated amounts based on such factors as historical sales of individual products made to such other wholesalers and third-party market research data related to prescription trends and patient demand. In addition, the Company receives inventory information from these other wholesalers on a selective basis for certain key products.

The Company’s U.S. Pharmaceuticals business, through the IMAs discussed above, has arrangements with substantially all of its direct wholesaler customers and require those wholesalers to maintain inventory at levels that are no more than one month of their demand.

ORENCIA was launched in February 2006. From launch through the second quarter, the Company distributed ORENCIA through an exclusive distribution arrangement with a single distributor. Following approval of the sBLA that allows a third party to manufacture

ORENCIA at an additional site, that arrangement recently terminated and the Company expanded its distribution network for ORENCIA to multiple distributors.

To help maintain the product quality of the Company’s biologic oncology product, ERBITUX*, the product is shipped only to end-users and not to other intermediaries (such as wholesalers) to hold for later sales. During 2004 and through May 2005, one of the Company’s wholesalers provided warehousing, packing and shipping services for ERBITUX*. Such wholesaler held ERBITUX* inventory on consignment and, under the Company’s revenue recognition policy, the Company recognized revenue when such inventory was shipped by the wholesaler to the end-user. The above estimates of months on hand for the three months ended March 31, 2005, were calculated by dividing the inventories of ERBITUX* held by the wholesaler for its own account as reported by the wholesaler as of the end of the quarter by the Company’s net sales for the last calendar month of the quarter. The inventory levels reported by the wholesaler are a product of the wholesaler’s own record-keeping process. Upon the divestiture of OTN in May 2005, the Company discontinued the consignment arrangement with the wholesaler and thereafter did not have ERBITUX* consignment inventory. Following the divestiture, the Company sells ERBITUX* to intermediaries (such as specialty oncology distributors) and ships ERBITUX* directly to the end-users of the product who are the customers of those intermediaries. The Company recognizes revenue upon such shipment consistent with its revenue recognition policy. Accordingly, subsequent to June 30, 2005, there was no ERBITUX* inventory held by wholesalers.

As previously disclosed, for the Company’s Pharmaceuticals business outside of the United States, Nutritionals and Other Health Care business units around the world, the Company has significantly more direct customers, limited information on direct customer product level inventory and corresponding out-movement information and the reliability of third party demand information, where available, varies widely. Accordingly, the Company relies on a variety of methods to estimate direct customer product level inventory and to calculate months on hand for these business units. As such, the information required to estimate months on hand in the direct customer distribution channel for non-U.S. Pharmaceuticals business for the quarter ended June 30, 2006 is not available prior to the filing of this quarterly report on Form 10-Q. The Company will disclose this information on its website and furnish it on Form 8-K approximately 60 days after the end of the second quarter and in the Company’s Form 10-Q for the third quarter of 2006 as well as the Company’s Form 10-K for the period ending December 31, 2006.

Estimated Inventory Months on Hand in the Distribution Channel

The following table, which were posted on the Company’s website and filed on Form 8-K/A on May 31, 2006, sets forth for each of the Company’s key products sold by the reporting segments listed below, the net sales of the applicable product for each of the quarters ended March 31, 2006, December 31, 2005 and March 31, 2005, and the estimated number of months on hand of the applicable product in the direct customer distribution channel for the reporting segment as of each of the three quarters. The estimates of months on hand for key products described below for the International Pharmaceuticals reporting segment are based on data collected for all of the Company’s significant business units outside of the United States. Also described further below is information on non-key product(s) where the amount of inventory on hand at direct customers is more than approximately one month and the impact is not de minimis. For the other reporting segments, estimates are based on data collected for the United States and all significant business units outside of the United States.

	March 31, 2006		December 31, 2005		March 31, 2005
(Dollars in Millions)	Net Sales	Months on Hand	Net Sales	Months on Hand	Net Sales	Months on Hand
International Pharmaceuticals
ABILIFY* (total revenue)	$52	0.6	$49	0.6	$27	0.6
AVAPRO*/AVALIDE*	94	0.5	109	0.6	94	0.4
BARACLUDE	2	1.1	1	—	—	—
BUFFERIN*	22	0.6	36	0.7	26	0.5
CAPOTEN	35	0.8	38	0.8	42	0.8
DAFALGAN	37	1.4	34	1.2	40	1.3
EFFERALGAN	68	1.2	74	1.0	88	0.9
MAXIPIME	40	0.8	48	0.8	46	0.7
MONOPRIL	46	1.1	43	0.9	56	0.6
PARAPLATIN	26	0.6	33	0.8	29	0.6
PERFALGAN	46	0.6	43	0.6	42	0.5
PLAVIX*	136	0.5	155	0.6	141	0.7
PRAVACHOL	234	1.5	218	0.8	262	0.7
REYATAZ	88	0.6	78	0.6	57	0.6
SUSTIVA	67	0.5	68	0.6	70	0.5
TAXOL® (paclitaxel)	143	0.6	176	0.8	201	0.5
VIDEX/VIDEX EC	31	0.8	34	0.9	39	0.8
Nutritionals
ENFAMIL/ENFAGROW	304	0.9	330	1.0	285	0.9
NUTRAMIGEN	48	1.0	48	1.1	44	1.0
Other Health Care
ConvaTec
Ostomy	123	0.9	145	1.0	127	0.9
Wound Therapeutics	98	0.8	112	0.9	97	0.8
Medical Imaging
CARDIOLITE	103	0.7	100	1.0	102	0.7

The above months on hand information represents the Company’s estimates of aggregate product level inventory on hand at direct customers divided by the expected demand for the applicable product. Expected demand is the estimated ultimate patient/consumer demand calculated based on estimated end-user consumption or direct customer out-movement data over the most recent thirty-one day period or other reasonable period. Factors that may affect the Company’s estimates include generic competition, seasonality of products, direct customer purchases in light of price increases, new product or product presentation launches, new warehouse openings by direct customers, new customer stockings by direct customers and expected direct customer purchases for governmental bidding situations.

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

As of March 31, 2006, BARACLUDE, an oral antiviral agent, had approximately 1.1 months of inventory on hand at direct customers. The level of inventory on hand is due primarily to stocking of the product in support of its recent launch in China.

As of March 31, 2006, December 31, 2005 and March 31, 2005, DAFALGAN, an analgesic product sold principally in Europe, had approximately 1.4, 1.2 and 1.3 months of inventory on hand, respectively, at direct customers. The level of inventory on hand is due primarily to private pharmacists purchasing DAFALGAN approximately once every eight weeks and the seasonality of the product.

As of March 31, 2006, EFFERALGAN, an analgesic product sold principally in Europe, had approximately 1.2 months of inventory on hand at direct customers. The level of inventory on hand is due primarily to private pharmacists purchasing EFFERALGAN approximately once every eight weeks and the seasonality of the product.

As of March 31, 2006, MONOPRIL, a cardiovascular product, had approximately 1.1 months of inventory on hand at direct customers. The level of inventory on hand is due primarily to supply of the product in support of its inclusion in a government program in Russia.

As of March 31, 2006, PRAVACHOL, a cardiovascular product, had approximately 1.5 months of inventory on hand at direct customers. The increased level of inventory on hand is due primarily to an increase in orders from a significant direct customer in France. It is anticipated that the inventory levels for this customer will be worked down during the second and third quarters.

At December 31, 2005, NUTRAMIGEN and PROSOBEE, infant nutritional products sold principally in the United States, each had approximately 1.1 months of inventory on hand at direct customers. The level of inventory on hand at the end of December 2005 was due primarily to holiday stocking by retailers. The levels of inventory on hand of NUTRAMIGEN and PROSOBEE as of March 31, 2006, were approximately 1.0 month for each.

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

HEALTH CARE GROUP

The combined second quarter 2006 revenues from the Health Care Group increased 1% to $1,012 million compared to the same period in 2005. Excluding a 6% unfavorable impact from the divestiture of the U.S. and Canadian Consumer Medicines business in the third quarter of 2005, Health Care Group sales increased 7% in the second quarter 2006.

Nutritionals

The composition of the change in nutritional sales is as follows:

	Total Change	Volume	Analysis of % Change	Foreign Exchange
Three Months Ended June 30,			Price
2006 vs. 2005	6%	1%	4%	1%

Key Nutritional product lines and their sales, representing 96% and 95% of total Nutritional sales in the second quarter of 2006 and 2005, respectively, are as follows:

	Three Months Ended June 30,
(Dollars in Millions)	2006	2005	% Change
Infant Formulas	$417	$396	5%
ENFAMIL	253	250	1%
Toddler/Children’s Nutritionals	141	124	14%
ENFAGROW	59	49	20%

Worldwide Nutritional sales increased 6%, including a 1% favorable foreign exchange impact, to $582 million in the second quarter of 2006 from $548 million in the same period in 2005. U.S. Nutritional sales increased 6% to $282 million in the second quarter of

2006, primarily due to increased sales of ENFAMIL, the Company’s best-selling infant formula. International Nutritional sales increased 7% to $300 million in the second quarter of 2006, including a 2% favorable foreign exchange impact, primarily due to increased sales of toddler/children’s nutritional products and follow-on formulas.

Other Health Care

The Other Health Care segment includes ConvaTec and the Medical Imaging business. In the third quarter of 2005, the Company sold its U.S. and Canadian Consumer Medicines business and related assets (Consumer Medicines). The composition of the change in Other Health Care segment sales is as follows:

	Total Change	Analysis of % Change
Three Months Ended June 30,		Volume	Price	Foreign Exchange
2006 vs. 2005	(5)%	(4)%	(1)%	—

Other Health Care sales by business and their key products for the second quarter of 2006 and 2005, were as follows:

	Three Months Ended June 30,		% Change
(Dollars in Millions)	2006	2005
ConvaTec	$262	$247	6%
Ostomy	141	139	1%
Wound Therapeutics	107	103	4%
Medical Imaging	168	151	11%
CARDIOLITE	105	108	(3)%
Consumer Medicines	—	57	(100)%

•	Worldwide ConvaTec sales increased 6%, despite a 1% unfavorable foreign exchange impact, to $262 million in the second quarter of 2006 from $247 million in the same period of 2005. Sales of wound therapeutic products increased 4%, despite a 1% unfavorable foreign exchange impact, to $107 million in the second quarter of 2006 from $103 million in the same period in 2005.

•	Worldwide Medical Imaging sales increased 11% to $168 million in the second quarter of 2006 from $151 million in the same period in 2005. This increase was due to the growth in the sale of TechneLite technetium Tc99m Generators partly resulting from gain in market share following a competitor’s temporary withdrawal from the market up to April 2006 and the growth of DEFINITY®, during a competitor’s continued temporary withdrawal from the market. CARDIOLITE sales decreased 3% from the same period in 2005. The key patent for CARDIOLITE expires in January 2008.

Geographic Areas

In general, the Company’s products are available in most countries in the world. The largest markets are in the United States, France, Spain, Canada, Japan, Italy, Mexico and Germany. The Company’s sales by geographic areas were as follows:

	Three Months Ended June 30,
	Net Sales			% of Net Sales
(Dollars in Millions)	2006	2005	% Change	2006	2005
United States	$2,806	$2,668	5%	58%	55%
Europe, Middle East and Africa	1,173	1,319	(11)%	24%	27%
Other Western Hemisphere	395	402	(2)%	8%	8%
Pacific	497	500	(1)%	10%	10%

Total	$4,871	$4,889	—	100%	100%

Sales in the United States increased 5%, primarily due to the continued growth of growth drivers including PLAVIX*, ABILIFY*, AVAPRO*/AVALIDE*, ERBITUX* and REYATAZ, partially offset by loss of exclusivity of PRAVACHOL.

Sales in Europe, Middle East and Africa decreased 11%, including a 1% unfavorable foreign exchange impact, as a result of sales decline of TAXOL® (paclitaxel) and PRAVACHOL from exclusivity losses, and decreased sales of PLAVIX* in Germany and EFFERALGAN in Spain, France and Italy. This decrease in sales was partially offset by sales in major European markets of REYATAZ and ABILIFY*, which were both launched in Europe in the second quarter of 2004.

Sales in the Other Western Hemisphere countries decreased 2%, despite a 4% favorable foreign exchange impact, primarily due to decreased sales of PRAVACHOL in all markets.

Sales in the Pacific region decreased 1%, including a 1% unfavorable foreign exchange impact.

Expenses

	Three Months Ended June 30,
	Expenses			% of Net Sales
(Dollars in Millions)	2006	2005	% Change	2006	2005
Cost of products sold	$1,568	$1,483	6%	32.2%	30.3%
Marketing, selling and administrative	1,181	1,268	(7)%	24.2%	25.9%
Advertising and product promotion	352	365	(4)%	7.2%	7.5%
Research and development	740	649	14%	15.2%	13.3%
Provision for restructuring, net	3	2	50%	0.1%	—
Litigation income, net	(14)	(26)	46%	(0.3)%	(0.5)%
Equity in net income of affiliates	(125)	(87)	(44)%	(2.6)%	(1.8)%
Other expense, net	56	105	(47)%	1.2%	2.2%

Total Expenses, net	$3,761	$3,759	—	77.2%	76.9%

•	Cost of products sold, as a percentage of net sales, increased to 32.2% in the second quarter of 2006. In the second quarter of 2006, the Company reclassified $50 million of certain costs for the first and second quarters of 2006 from marketing, selling and administrative expenses to cost of products sold. Excluding the impact of the reclassification, cost of products sold as a percentage of net sales, increased to 31.2% in the second quarter of 2006 compared with 30.3% in 2005. This increase was primarily due to the unfavorable impact of pharmaceutical net sales mix.

•	Marketing, selling and administrative expenses were $1,181 million, and as a percentage of net sales, were 24.2% in the second quarter of 2006. Excluding the impact of the above-mentioned reclassification, marketing, selling and administrative expenses decreased 3% to $1,231 million in the second quarter of 2006 compared to the same period in 2005 and as a percentage of net sales, were 25.3% and 25.9% in the second quarters of 2006 and 2005, respectively. The decrease in marketing, selling and administrative expenses was primarily due to lower sales force expenses resulting from the previously announced restructuring of the U.S. primary care sales organization that became effective in March 2006.

•	Advertising and product promotion spending decreased by 4% to $352 million in the second quarter of 2006 from $365 million in the same period in 2005, primarily driven by the divestiture of the U.S. and Canadian Consumer Medicines business in 2005 and lower spending on mature brands, despite increased investments in growth drivers and new products including ORENCIA and SPRYCEL.

•	Research and development expenses increased by 14% to $740 million in the second quarter of 2006 from $649 million in the same period in 2005, principally reflecting continued investments in late-stage compounds. Investment in pharmaceutical research and development equaled 17.8% of pharmaceutical sales in the second quarter of 2006, compared to 15.6% in the same period in 2005.

•	Restructuring programs have been implemented to downsize, realign and streamline operations in order to increase productivity, reduce operating expenses and to rationalize the Company’s manufacturing network, research facilities, and the sales and marketing organizations. Actions under the second quarter 2006 restructuring program are expected to be complete by late 2006, while actions under the second quarter 2005 restructuring program are substantially complete. As a result of these actions, the Company expects the future annual benefit to earnings from continuing operations before minority interest and income taxes to be approximately $4 million and $3 million for the second quarter 2006 and 2005 programs, respectively. For additional information on restructuring, see “Item 1. Financial Statements—Note 3. Restructuring.”

•	Litigation income includes $14 million in the second quarter of 2006 from a settlement of a litigation matter. In the second quarter of 2005, the Company recorded litigation insurance recovery of $295 million in aggregate as a result of agreements to settle coverage disputes with its various insurers. These insurance recoveries include $65 million for the STADOL NS and SERZONE cases and $230 million related to certain Directors and Officers and Fiduciary Liability insurance policies. Additionally, in the second quarter of 2005, the Company recorded litigation charges of $269 million primarily related to private litigations, governmental investigations and ERISA litigation. For additional information on litigation charges, see “Item 1. Financial Statements—Note 17. Legal Proceedings and Contingencies—Other Securities Matters.”

•	Equity in net income of affiliates for the second quarter of 2006 was $125 million, compared with $87 million in the second quarter of 2005. Equity in net income of affiliates is principally related to the Company’s joint venture with Sanofi and investment in ImClone. The $38 million increase in equity in net income of affiliates primarily due to increased net income from its equity investment in ImClone and in its joint venture with Sanofi. For additional information on equity in net income of affiliates, see “Item 1. Financial Statements—Note 2. Alliances and Investments.”

•	Other expense, net of income, was $56 million and $105 million in the second quarters of 2006 and 2005, respectively. Other expense include net interest expense, foreign exchange gains and losses, income from third-party contract manufacturing, royalty income, gains and losses on disposal of property, plant and equipment, debt retirement costs and certain other litigation matters. The $49 million decrease in other expense in 2006 was primarily due to debt retirement costs in 2005 in connection with the repurchase of the $2.5 billion Notes due 2006 and lower net foreign exchange losses in 2006 compared to 2005, partially offset by a gain on sale of an equity investment in 2005. For additional information, see “Item 1. Financial Statements—Note 7. Other Expense, Net.”

Stock-based compensation expense recognized under SFAS 123(R) for the three months ended June 30, 2006 was $34 million. These expenses were recorded in cost of product sold, marketing selling and administrative, and research and development in the current year. Stock-based compensation expense recognized under APB No. 25 for the three months ended June 30, 2005 was $10 million. These expenses were recorded in marketing, selling and administrative.

During the quarters ended June 30, 2006 and 2005, the Company recorded specified expense/(income) items that affected the comparability of results of the periods presented herein, which are set forth in the following tables.

Three Months Ended June 30, 2006

(Dollars in Millions)	Cost of products sold	Research and development	Provision for restructuring, net	Litigation (income)/ charges, net	Total
Litigation Matters:
Commercial litigation	$—	$—	$—	$(14)	$(14)

Other:
Accelerated depreciation	20	1	—	—	21
Downsizing and streamlining of worldwide operations	—	—	3	—	3

	$20	$1	$3	$(14)	10

Income taxes on items above					3

Reduction to Net Earnings from Continuing Operations					$13

Three Months Ended June 30, 2005

(Dollars in Millions)	Cost of products sold	Research and development	Provision for restructuring, net	Litigation (income)/ charges, net	Other (income)/ expense, net	Total
Litigation Matters:
Private litigations and governmental investigations	$—	$—	$—	$249	$—	$249
ERISA litigation and other matters	—	—	—	20	—	20
Insurance recoveries	—	—	—	(295)	—	(295)

	—	—	—	(26)	—	(26)

Other:
Gain on sale of equity investment	—	—	—	—	(9)	(9)
Loss on sale of fixed assets	—	—	—	—	1	1
Accelerated depreciation and asset impairment	21	1	—	—	—	22
Downsizing and streamlining of worldwide operations	—	—	2	—	—	2
Debt retirement costs	—	—	—	—	69	69

	$21	$1	$2	$(26)	$61	59

Income taxes on items above						18
Adjustment to taxes on repatriation of foreign earnings						(135)

Increase to Net Earnings from Continuing Operations						$(58)

Earnings Before Minority Interest and Income Taxes

	Earnings From Continuing Operations Before Minority Interest and Income Taxes
	Three Months Ended June 30,
(Dollars in Millions)	2006	2005	% Change
Pharmaceuticals	$943	$1,067	(12)%

Nutritionals	186	179	4%
Other Health Care	134	124	8%

Health Care Group	320	303	6%

Total segments	1,263	1,370	(8)%
Corporate/Other	(153)	(240)	36%

Total	$1,110	$1,130	(2)%

In the second quarter of 2006, earnings from continuing operations before minority interest and income taxes decreased 2% to $1,110 million from $1,130 million in the second quarter of 2005. The decrease was primarily driven by the net impact of items that affected the comparability of results as discussed above, lower gross margin for pharmaceutical products, increased spending on research and development, partially offset by increase in equity in net income of affiliates and lower sales force expenses resulting from the restructuring of the U.S. primary care sales organization.

PHARMACEUTICALS

Earnings before minority interest and income taxes decreased to $943 million in the second quarter of 2006 from $1,067 million in the second quarter of 2005 primarily driven by lower sales and gross margin erosion as a result of an unfavorable shift in the pharmaceutical sales mix, investments in research and development and continued investments in key growth products.

HEALTH CARE GROUP

Nutritionals

Earnings before minority interest and income taxes increased to $186 million in the second quarter of 2006 from $179 million in the second quarter of 2005, primarily due to sales growth of children’s nutritional products, partially offset by an increase in operating expenses.

Other Health Care

Earnings before minority interest and income taxes increased to $134 million in the second quarter of 2006 from $124 million in the second quarter of 2005, primarily driven by increased sales in the Medical Imaging business.

CORPORATE / OTHER

Loss before minority interest and income taxes was $153 million in the second quarter of 2006 compared to $240 million in the second quarter of 2005. The difference was primarily due to debt retirement costs incurred in the second quarter of 2005 and lower foreign exchange losses in the second quarter of 2006 compared to the same period in 2005.

Income Taxes

The effective income tax rate on earnings from continuing operations before minority interest and income taxes was 23.1% in the second quarter of 2006 compared with (1.9)% in the second quarter of 2005. The higher effective tax rate was due to a 2005 tax benefit associated with the release of certain tax contingency reserves on completion of examinations by the Internal Revenue Service, a 2005 favorable change in estimate related to the reduction of a deferred tax provision for special dividends under the American Jobs Creation Act of 2004 (AJCA), the expiration of the U.S. federal research and development tax credit as of December 31, 2005, and the unfavorable impact associated with the elimination of tax benefits under Section 936 of the Internal Revenue Code, partially offset by the favorable impact of U.S. federal tax legislation enacted in the second quarter of 2006 related to the tax treatment of certain inter-company transactions amongst the Company’s foreign subsidiaries, and the implementation of tax planning strategies related to the utilization of certain charitable contributions.

Six Months Results of Operations

Except as noted below, the factors affecting the second quarter comparisons all affected the six month comparisons.

	Six Months Ended June 30,
				% of Net Sales
(Dollars in Millions)	2006	2005	% Change	2006	2005
Net Sales	$9,547	$9,421	1%
Earnings from Continuing Operations Before Minority Interest and Income Taxes	$2,303	$2,058	12%	24.1%	21.8%
Provision for Income Taxes	$584	$247	136%
Effective tax rate	25.4%	12.0%
Earnings from Continuing Operations	$1,381	$1,529	(10)%	14.5%	16.2%

Net sales from continuing operations for the first six months of 2006 increased 1% to $9.5 billion from $9.4 billion in 2005. U.S. net sales increased 9% to $5.4 billion in 2006 compared to 2005, while international sales decreased 8%, including a 2% unfavorable foreign exchange impact, to $4.1 billion.

The composition of the change in sales is as follows:

	Total Change	Analysis of % Change
Six Months Ended June 30,		Volume	Price	Foreign Exchange
2006 vs. 2005	1%	(2)%	4%	(1)%

The percent of the Company’s net sales by segment were as follows:

	Six Months Ended June 30,
	Net Sales			% of Total Net Sales
(Dollars in Millions)	2006	2005	% Change	2006	2005
Pharmaceuticals	$7,559	$7,464	1%	79.2%	79.2%

Nutritionals	1,147	1,074	7%	12.0%	11.4%
Other Health Care	841	883	(5)%	8.8%	9.4%

Health Care Group	1,988	1,957	2%	20.8%	20.8%

Total	$9,547	$9,421	1%	100.0%	100.0%

The following table sets forth the reconciliation of the Company’s gross sales to net sales by each significant category of gross-to-net sales adjustments:

	Six Months Ended June 30,
(Dollars in Millions)	2006	2005
Gross Sales	$11,066	$11,429

Gross-to-Net Sales Adjustments
Prime Vendor Charge-Backs	(381)	(622)
Women, Infants and Children (WIC) Rebates	(444)	(418)
Managed Health Care Rebates and Other Contract Discounts	(198)	(280)
Medicaid Rebates	(119)	(321)
Cash Discounts	(125)	(135)
Sales Returns	(85)	(84)
Other Adjustments	(167)	(148)

Total Gross-to-Net Sales Adjustments	(1,519)	(2,008)

Net Sales	$9,547	$9,421

The decrease in gross-to-net sales adjustments for the six months ending June 30, 2006 compared to the same period in 2005 was affected by a number of factors, including a portfolio shift towards products that required lower rebates and changes in contract status. In aggregate, the decrease in prime vendor charge-backs, managed health care rebates and other contract discounts, and Medicaid rebates was primarily due to a customer mix that required lower rebates compared to the first six months of 2005, lower rebates due to the U.S. exclusivity loss for PRAVACHOL, further volume erosion on highly rebated products, including PARAPLATIN, that have lost exclusivity and become subject to generic competition, and adjustments to increase the accruals in 2005. In addition, an anticipated shift in patient enrollment, from Medicaid to Medicare under Medicare Part D, resulted in a decrease in Medicaid rebate accruals, partially offset by a corresponding increase in managed health care rebate accruals.

The following table sets forth the activities and ending balances of each significant category of gross-to-net sales adjustments:

(Dollars in Millions)	Prime Vendor Charge- Backs	Women, Infants and Children (WIC) Rebates	Managed Health Care Rebates and Other Contract Discounts	Medicaid Rebates	Cash Discounts	Sales Returns	Other Adjustments	Total
Balance at January 1, 2005	$106	$234	$198	$372	$33	$229	$176	$1,348
Provision related to sales made in current period	1,096	843	509	558	269	191	351	3,817
Provision related to sales made in prior periods	(6)	—	5	37	2	(27)	(32)	(21)
Returns and payments	(1,089)	(825)	(542)	(641)	(278)	(206)	(364)	(3,945)
Impact of foreign currency translation	—	—	(3)	—	—	(2)	(7)	(12)

Balance at December 31, 2005	107	252	167	326	26	185	124	1,187
Provision related to sales made in current period	384	443	196	119	123	92	172	1,529
Provision related to sales made in prior periods	(3)	1	2	—	2	(7)	(5)	(10)
Returns and payments	(409)	(437)	(199)	(270)	(130)	(91)	(181)	(1,717)
Impact of foreign currency translation	—	—	—	—	—	1	2	3

Balance at June 30, 2006	$79	$259	$166	$175	$21	$180	$112	$992

In 2006, no significant revisions were made to the estimates for gross-to-net sales adjustments related to sales made in prior periods.

Pharmaceuticals

The composition of the change in pharmaceutical sales is as follows:

	Total Change	Analysis of % Change
Six Months Ended June 30,		Volume	Price	Foreign Exchange
2006 vs. 2005	1%	(2)%	4%	(1)%

For the six months ended June 30, 2006, worldwide Pharmaceuticals sales increased 1% to $7,559 million. U.S. pharmaceutical sales increased 11% to $4,281 from $3,874 in 2005, while international pharmaceutical sales decreased 9%, including a 3% unfavorable foreign exchange impact to $3,278 million in the first six months of 2006 from $3,590 million in 2005.

Key pharmaceutical products and their sales, representing 80% and 76% of total pharmaceutical sales in the first six months of 2006 and 2005, respectively, are as follows:

	Six Months Ended June 30,		% Change
(Dollars in Millions)	2006	2005
Cardiovascular
PLAVIX*	$2,131	$1,782	20%
PRAVACHOL	859	1,145	(25)%
AVAPRO*/AVALIDE*	513	454	13%
COUMADIN	110	99	11%
MONOPRIL	97	113	(14)%
Virology
REYATAZ	443	332	33%
SUSTIVA	368	340	8%
ZERIT	81	118	(31)%
BARACLUDE	25	5	* *
Other Infectious Diseases
CEFZIL	46	136	(66)%
Oncology
ERBITUX*	310	185	68%
TAXOL ® (paclitaxel)	296	391	(24)%
Affective (Psychiatric) Disorders
ABILIFY* (total revenue)	607	428	42%
EMSAM*	12	—	—
Immunoscience
ORENCIA	23	—	—
Other Pharmaceuticals
EFFERALGAN	130	143	(9)%

**	In excess of 200%

•	Sales of PLAVIX* increased 20%, to $2,131 million from $1,782 million in 2005. Estimated total U.S. prescription demand increased approximately 14% compared to 2005.

•	Sales of PRAVACHOL decreased 25%, including a 2% unfavorable foreign exchange impact, to $859 million from $1,145 million in 2005. U.S. sales decreased 30% to $430 million in 2006, mainly as a result of market exclusivity expiration in April 2006, partially offset by lower managed care rebates. Estimated total U.S. prescriptions demand decreased approximately 37% compared to 2005. International sales decreased 20%, including a 4% unfavorable foreign exchange impact, to $429 million.

•	Sales of AVAPRO*/AVALIDE* increased 13%, despite a 1% unfavorable foreign exchange impact, to $513 million from $454 million in 2005. U.S. sales increased to $306 million in 2006 compared with $259 million in 2005, primarily due to lower rebates in the first quarter of 2006 compared to the same period in 2005 and wholesaler inventory fluctuations. Estimated total U.S. prescription demand increased approximately 5% compared to 2005. International sales increased 6%, despite a 1% unfavorable foreign exchange impact, to $207 million from $195 million in 2005.

•	Sales of COUMADIN increased 11%, to $110 million in 2006 compared to $99 million in 2005, primarily due to a reduction in U.S. wholesaler inventories in the second quarter of 2005 and lower rebates.

•	Sales of MONOPRIL decreased 14%, including a 1% unfavorable foreign exchange impact, to $97 million.

•	Sales of REYATAZ were $443 million in 2006 compared to $332 million in 2005. Estimated total U.S. prescription demand increased approximately 19% compared to 2005.

•	Sales of SUSTIVA increased 8%, despite a 2% unfavorable foreign exchange impact, to $368 million from $340 million in the same period in 2005. Estimated total U.S. prescription growth increased approximately 5% compared to 2005.

•	Sales of ZERIT decreased 31%, including a 1% unfavorable foreign exchange impact, to $81 million in 2006 from $118 million in 2005. Estimated total U.S. prescriptions growth decreased approximately 31% compared to 2005.

•	BARACLUDE generated sales of $25 million for the first six months of 2006 compared to $5 million in the same period of 2005.

•	Sales of CEFZIL decreased 66% to $46 million in 2006 from $136 million in 2005.

•	Sales of ERBITUX* increased 68% to $310 million in 2006 from $185 million in the same period in 2005, driven by continued growth related to usage in the treatment of metastatic colorectal cancer and the new treatment of head and neck cancer, an indication that was approved by the FDA in March 2006.

•	Sales of TAXOL® (paclitaxel) decreased 24%, including a 4% unfavorable foreign exchange impact, to $296 million in 2006 from $391 million in the same period in 2005.

•	Total revenue for ABILIFY* increased 42%, despite a 1% unfavorable foreign exchange impact, to $607 million in 2006 from $428 million in 2005. U.S. sales increased 38% in the first half of 2006 compared to 2005. Estimated total U.S. prescription demand increased approximately 25% compared to 2005.

•	EMSAM* generated sales of $12 million since its launch in the U.S. in April 2006.

•	ORENCIA generated sales of $23 million since its launch in U.S. in February 2006.

•	Sales of EFFERALGAN decreased 9%, including a 5% unfavorable foreign exchange impact, to $130 million in 2006 from $143 million in 2005, primarily due to a moderate flu season in the first quarter of 2006 compared to a strong flu season in the same period in 2005.

The estimated U.S. prescription change data provided above includes information only from the retail and mail order channels and do not reflect information from other channels, such as hospitals, institutions and long-term care, among others. The estimated prescription and prescription change data are based on NPA data provided by IMS.

Estimated End-User Demand

The following tables set forth for each of the Company’s top 15 pharmaceutical products (based on 2005 annual net sales) and products that the Company views as current and future growth drivers sold by the U.S. Pharmaceuticals business, for the six months ended June 30, 2006 compared to the same period in the prior year: (a) changes in reported U.S. net sales for the period; (b) estimated total U.S. prescription growth for the retail and mail order channels and the estimated U.S. therapeutic category share of the applicable product, calculated by the Company based on NPA data provided by IMS; and (c) estimated total U.S. prescription change for the retail and mail order channels and the estimated U.S. therapeutic category share of the applicable product, calculated by the Company based on NGPS data provided by IMS.

	Six Months Ended June 30, 2006			Six Months Ended June 30, 2005
	% Change in U.S. Net Sales(a)	% Change in U.S. Total Prescriptions		% Change in U.S. Net Sales (a)	% Change in U.S. Total Prescriptions
		NPA Data (b)	NGPS Data (c)		NPA Data(b)	NGPS Data (c)
ABILIFY* (total revenue)	38	25	25	56	51	49
AVAPRO*/AVALIDE*	18	5	3	—	14	15
BARACLUDE(e)	* *	* *	* *	—	—	—
CEFZIL	(108)	(88)	(88)	13	(7)	(7)
COUMADIN	11	(23)	(25)	(17)	(15)	(15)
ERBITUX* (f)	67	N/A	N/A	107	N/A	N/A
GLUCOPHAGE* Franchise	(43)	(48)	(48)	(64)	(71)	(70)
KENALOG (g)	73	N/A	N/A	(19)	N/A	N/A
ORENCIA(h)	—	N/A	N/A	—	N/A	N/A
PARAPLATIN (f)	(36)	N/A	N/A	(97)	N/A	N/A
PLAVIX*	23	14	13	21	15	15
PRAVACHOL	(30)	(37)	(38)	(9)	(15)	(15)
REYATAZ	27	19	17	45	50	50
SUSTIVA	12	5	5	20	5	9
TEQUIN	(88)	(53)	(53)	11	(28)	(26)
VIDEX/VIDEX EC	(40)	(61)	(63)	(72)	(58)	(56)
ZERIT	(29)	(31)	(32)	(4)	(31)	(29)

(a)	Reflects percentage change in net sales in dollar terms, including change in average selling prices and wholesaler buying patterns.
(b)	Based on a simple average of the estimated number of prescriptions in the retail and mail order channels as provided by IMS.

(c)	Based on a weighted-average of the estimated number of prescription units (pills) in each of the retail and mail order channels based on data provided by IMS.
(d)	The therapeutic categories are determined by the Company as those products considered to be in direct competition with the Company’s own products. The products listed above compete in the following therapeutic categories: ABILIFY* (antipsychotics), AVAPRO*/AVALIDE* (angiotensin receptor blockers), BARACLUDE (oral antiviral agent), CEFZIL (branded oral solid and liquid antibiotics), COUMADIN (warfarin), ERBITUX* (oncology), GLUCOPHAGE* Franchise (oral antidiabetics), KENALOG (intra-articular/intramuscular steroid), ORENCIA (fusion protein), PARAPLATIN (carboplatin), PLAVIX* (antiplatelet agents), PRAVACHOL (HMG CoA reductase inhibitors), REYATAZ (protease inhibitors), SUSTIVA (antiretrovirals - third agents), TEQUIN (branded oral solid antibiotics), VIDEX/VIDEX EC (nucleoside reverse transcriptase inhibitors) and ZERIT (nucleoside reverse transcriptase inhibitors).
(e)	BARACLUDE was launched in the U.S. in April 2005.
(f)	ERBITUX* and PARAPLATIN specifically, and parenterally administered oncology products in general, do not have prescription-level data because physicians do not write prescriptions for these products. The Company believes therapeutic category share information provided by third parties for these products may not be reliable and accordingly, none is presented here.
(g)	The Company does not have prescription level data because the product is not dispensed through a retail pharmacy. The Company believes therapeutic category share information provided by third parties for this product may not be reliable and accordingly, none is presented here.
(h)	ORENCIA was launched in the U.S. in February 2006. The Company does not have prescription level data because the product is not dispensed through a retail pharmacy.
**	In excess of 200%.

For an explanation of the data presented above and the calculation of such data, see “—Three Months Results of Operations.”

HEALTH CARE GROUP

For the first six months of 2006, the combined revenues from the Health Care Group increased 2% to $1,988 million compared to the same period in 2005. Excluding a 6% unfavorable impact from the divestiture of the U.S. and Canadian Consumer Medicines business in the third quarter of 2005, Health Care Group sales increased 8% for the first six months of 2006.

Nutritionals

The composition of the change in nutritional sales is as follows:

		Analysis of % Change
Six Months Ended June 30,	Total Change	Volume	Price	Foreign Exchange
2006 vs. 2005	7%	3%	3%	1%

Key Nutritional product lines and their sales, representing 95% of total Nutritional sales in the first six months of 2006 and 2005, are as follows:

	Six Months Ended June 30,
(Dollars in Millions)	2006	2005	% Change
Infant Formulas	$802	$772	4%
ENFAMIL	490	485	1%
Toddler/Children’s Nutritionals	293	250	17%
ENFAGROW	126	99	27%

Worldwide Nutritional sales increased 7%, including a 1% favorable foreign exchange impact, to $1,147 million in the first six months of 2006 from $1,074 million in the same period in 2005. International Nutritional sales increased 12% to $618 million for the first six months, including a 2% favorable foreign exchange impact, while domestic sales increased 1% to $529 million, partly as a result of a reduction in inventory levels in the retail trade in the first quarter of 2006.

Other Health Care

The composition of the change in Other Health Care segment sales is as follows:

		Analysis of % Change
Six Months Ended June 30,	Total Change	Volume	Price	Foreign Exchange
2006 vs. 2005	(5)%	(4)%	—	(1)%

Other Health Care sales by business and their key products for the six months ended June 30, 2006 and 2005 were as follows:

	Six Months Ended June 30,
(Dollars in Millions)	2006	2005	% Change
ConvaTec	$492	$475	4%
Ostomy	264	266	(1)%
Wound Therapeutics	205	200	3%
Medical Imaging	349	296	18%
CARDIOLITE	208	210	(1)%
Consumer Medicines	—	112	(100)%

•	Worldwide ConvaTec sales increased 4%, despite a 3% unfavorable foreign exchange impact, to $492 million for the first six months of 2006 from $475 million in the same period of 2005.

•	Worldwide Medical Imaging sales increased 18% to $349 million for the first six months of 2006 from $296 million in the same period in 2005. CARDIOLITE sales decreased 1% to $208 million from $210 million in the same period in 2005.

Geographic Areas

The Company’s sales by geographic areas were as follows:

	Six Months Ended June 30,
	Sales			% of Total Sales
(Dollars in Millions)	2006	2005	% Change	2006	2005
United States	$5,444	$4,978	9%	57%	53%
Europe, Middle East and Africa	2,337	2,718	(14)%	25%	29%
Other Western Hemisphere	792	756	5%	8%	8%
Pacific	974	969	1%	10%	10%

Total	$9,547	$9,421	1%	100%	100%

Sales in the United States increased 9% in 2006, primarily due to volume growth of growth drivers and higher average net selling prices, partially offset by the loss of exclusivity of PRAVACHOL.

Sales in Europe, Middle East and Africa decreased 14%, including a 4% unfavorable foreign exchange impact.

Sales in the Other Western Hemisphere countries increased 5%, including a 5% favorable foreign exchange impact.

Sales in the Pacific region increased 1%, despite a 2% unfavorable foreign exchange impact, as a result of increased sales of ENFAGROW in China.

Expenses

	Six Months Ended June 30,
	Expenses			% of Net Sales
(Dollars in Millions)	2006	2005	% Change	2006	2005
Cost of products sold	$3,044	$2,850	7%	31.9%	30.3%
Marketing, selling and administrative	2,419	2,451	(1)%	25.3%	26.0%
Advertising and product promotion	647	683	(5)%	6.8%	7.3%
Research and development	1,490	1,302	14%	15.6%	13.8%
Provision for restructuring, net	4	5	(20)%	0.1%	0.1%
Litigation (income)/charges, net	(35)	98	(136)%	(0.4)%	1.0%
Gain on sale of product assets	(200)	—	—	(2.1)%	—
Equity in net income of affiliates	(218)	(156)	40%	(2.3)%	(1.7)%
Other expense, net	93	130	(28)%	1.0%	1.4%

Total Expenses, net	$7,244	$7,363	(2)%	75.9%	78.2%

•	Cost of products sold, as a percentage of net sales, increased to 31.9% in the first six months of 2006. In 2006, the Company reclassified $50 million of certain costs from marketing, selling and administrative expenses to cost of products sold. Excluding the impact of the reclassification, cost of products sold as a percentage of net sales, increased to 31.4% in the first six months of 2006 compared with 30.3% in 2005. This increase was primarily due to the unfavorable impact of the pharmaceutical net sales mix and impairment charges for assets related to TEQUIN.

•	Marketing, selling and administrative expenses were $2,419 million, and as a percentage of net sales, were 25.3% in the first six months of 2006. Excluding the impact of the above-mentioned reclassification, marketing, selling and administrative expenses increased 1% to $2,469 million in the first six months of 2006 compared to the same period in 2005 and as a percentage of net sales, were 25.9% and 26.0% in the first six months of 2006 and 2005, respectively. The increase was primarily due to a number of factors, the largest being the impact of the adoption of stock option expensing, partially offset by lower sales force expenses resulting from the restructuring of the U.S. primary care sales organization.

•	Advertising and product promotion spending decreased 5% to $647 million from 2005.

•	Research and development expenses increased by 14% to $1,490 million in the first six months of 2006 from $1,302 million in the same period in 2005. In 2006, research and development spending dedicated to pharmaceutical products increased to 18.3% of pharmaceuticals sales compared with 15.9% in 2005. Research and developments costs also included $19 million and $37 million of charges consisting primarily of upfront and milestone payments in 2006 and 2005, respectively.

•	Actions under the 2006 restructuring program are expected to be complete by late 2006, while actions under the 2005 restructuring program are substantially complete. As a result of these actions, the Company expects the future annual benefit to earnings from continuing operations before minority interest and income taxes to be approximately $13 million and $5 million for the 2006 and 2005 programs, respectively.

•	Litigation income includes $35 million in 2006 related to an insurance recovery for previously settled litigation matters and an income from a settlement of a litigation matter. In 2005, the Company recorded litigation charges of $393 million, partially offset by insurance recoveries of $295 million.

•	The gain on sale of product assets of $200 million in 2006 is related to the sale of inventory, trademark, patent and intellectual property rights related to DOVONEX*. For additional information, see “Item 1. Financial Statements—Note 4. Acquisitions and Divestitures.”

•	Equity in net income of affiliates for the first six months of 2006 was $218 million, compared with $156 million in the first six months of 2005.

•	Other expenses, net of income, were $93 million and $130 million in the first six months of 2006 and 2005, respectively.

Stock-based compensation expense recognized under SFAS 123(R) for the six months ended June 30, 2006 was $71 million. These expenses were recorded in cost of product sold, marketing selling and administrative, and research and development in the current year. Stock-based compensation expense recognized under APB No. 25 for the six months ended June 30, 2005 was $19 million. These expenses were recorded in marketing, selling and administrative.

During the six months ended June 30, 2006 and 2005, the Company recorded specified expense/(income) items that affected the comparability of results of the periods presented herein, which are set forth in the following table.

Six Months Ended June 30, 2006

(Dollars in Millions)	Cost of products sold	Research and development	Marketing, selling and admin.	Provision for restructuring, net	Litigation (income)/ charges, net	Other (income)/ expense, net	Gain on sale of product asset	Total
Litigation Matters:
Insurance recovery	$—	$—	$—	$—	$(21)	$—	$—	$(21)
Commercial litigations	—	—	—	—	(14)	40	—	26

	—	—	—	—	(35)	40	—	5
Other:
Accelerated depreciation, asset impairment and contract termination	66	1	4	—	—	—	—	71
Downsizing and streamlining of worldwide operations	—	—	—	4	—	—	—	4
Upfront and milestone payments	—	18	—	—	—	—	—	18
Gain on sale of product asset	—	—	—	—	—	—	(200)	(200)

	$66	$19	$4	$4	$(35)	$40	$(200)	(102)

Income taxes on items above								52
Minority interest, net of taxes								(13)

Increase to Net Earnings from Continuing Operations								$(63)

Six Months Ended June 30, 2005

(Dollars in Millions)	Cost of products sold	Research and development	Provision for restructuring, net	Litigation (income)/ charges, net	Other (income)/ expense, net	Total
Litigation Matters:
Private litigations and governmental investigations	$—	$—	$—	$373	$—	$373
ERISA litigation and other matters	—	—	—	20	—	20
Insurance recoveries	—	—	—	(295)	—	(295)

	—	—	—	98	—	98
Other:
Gain on sale of equity investment	—	—	—	—	(27)	(27)
Loss on sale of fixed assets	—	—	—	—	17	17
Accelerated depreciation and asset impairment	34	2	—	—	—	36
Downsizing and streamlining of worldwide operations	—	—	5	—	—	5
Upfront and milestone payments	—	35	—	—	—	35
Debt retirement costs	—	—	—	—	69	69

	$34	$37	$5	$98	$59	233

Income taxes on items above						(24)
Adjustment to taxes on repatriation of foreign earnings						(135)

Reduction to Net Earnings from Continuing Operations						$74

Earnings Before Minority Interest and Income Taxes

	Earnings From Continuing Operations Before Minority Interest and Income Taxes
(Dollars in Millions)	2006	2005	% Change
Pharmaceuticals	$1,779	$1,986	(10)%

Nutritionals	370	359	3%
Other Health Care	252	228	11%

Health Care Group	622	587	6%

Total segments	2,401	2,573	(7)%
Corporate/Other	(98)	(515)	81%

Total	$2,303	$2,058	12%

In the first six months of 2006, earnings from continuing operations before minority interest and income taxes increased 12% to $2,303 million from $2,058 million in the first six months of 2005. The increase in 2006 was primarily driven by the net impact of items that affected the comparability of results as discussed above, higher sales and an increase in equity in net income of affiliates, partially offset by lower gross margin of pharmaceutical products and increased spending on research and development.

PHARMACEUTICALS

Earnings before minority interest and income taxes decreased to $1,779 million in the first six months of 2006 from $1,986 million in the first six months of 2005, primarily due to gross margin erosion as a result of the unfavorable shift in the sales mix, investments in research and development and continued investments in key growth products and new products, partially offset by higher sales.

HEALTH CARE GROUP

Nutritionals

Earnings before minority interest and income taxes increased to $370 million in the first six months of 2006 from $359 million in the first six months of 2005.

Other Health Care

Earnings before minority interest and income taxes increased to $252 million in the first six months of 2006 from $228 million in the first six months of 2005.

CORPORATE/OTHER

Loss before minority interest and income taxes was $98 million in the first six months of 2006 compared to $515 million in the first six months of 2005. The difference was primarily due to the gain on sale of DOVONEX* in 2006, debt retirement costs incurred in 2005, and lower net litigation charges and net foreign exchange losses in 2006 compared to 2005.

Income Taxes

The effective income tax rate on earnings from continuing operations before minority interest and income taxes was 25.4% and 12.0% for the six months ended June 30, 2006 and 2005, respectively. The higher effective tax rate was due to a 2005 tax benefit associated with the release of certain tax contingency reserves on the completion of examinations by the Internal Revenue Service, a 2005 favorable change in estimate related to the reduction of a deferred tax provision for special dividends under the AJCA, the expiration of the U.S. federal research and development tax credit as of December 31, 2005, and the unfavorable impact associated with the elimination of tax benefits under Section 936 of the Internal Revenue Code, partially offset by the favorable impact of U.S. federal tax legislation enacted in the second quarter of 2006 related to the tax treatment of certain inter-company transactions amongst the Company’s foreign subsidiaries, and the implementation of tax planning strategies related to the utilization of certain charitable contributions.

Discontinued Operations

In May 2005, the Company completed the sale of OTN to One Equity Partners LLC for cash proceeds of $197 million including the impact of a preliminary working capital adjustment. The Company recorded a pre-tax gain of $63 million ($13 million net of tax) that was presented as a gain on sale of discontinued operations in the consolidated statement of earnings. OTN was previously presented as a separate segment. For further discussion of OTN, see “Item 1. Financial Statements—Note 5. Discontinued Operations.”

The following amounts related to the OTN business have been segregated from continuing operations and are reflected as discontinued operations for all periods presented:

(Dollars in Millions)	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net sales	$320	$1,015
Loss before income taxes	(1)	(8)
Loss, net of taxes	—	(5)

Developments

In June 2006, the Company announced plans to locate its new large-scale, expandable multi-product bulk biologics manufacturing facility in Devens, Massachusetts, subject to final agreement between the Company and the State. Construction is expected to begin later this year, and the facility is projected to be operationally complete in 2009. Commercial production of biologic compounds is anticipated to begin in 2011.

Financial Position, Liquidity and Capital Resources

Cash, cash equivalents and marketable debt securities totaled approximately $5.4 billion at June 30, 2006 compared to $5.8 billion at December 31, 2005. The Company continues to maintain a sufficient level of working capital, which was approximately $6.0 billion and $5.4 billion at June 30, 2006 and December 31, 2005, respectively.

As noted below, there are been recent adverse developments in the pending patent litigation involving PLAVIX*, including the potential development of generic competition for PLAVIX*. Subject to those developments, the Company currently believes that, in the absence of sustained generic competition for PLAVIX*, in 2006 and future periods, cash generated by its U.S. operations, together with existing cash and borrowings from the capital markets, to be sufficient to cover cash needs for working capital, capital expenditures (which the Company expects to include substantial investments in facilities to increase and maintain the Company’s capacity to provide biologics on a commercial scale), milestone payments and dividends paid in the United States. Cash and cash equivalents, marketable securities, the conversion of other working-capital items and borrowings are expected to fund near-term operations.

The Company is in the process of assessing the impact of the recent developments in the PLAVIX* litigation, which are ongoing and cannot reasonably estimate the impact of a such potential generic competition at this time. Under any circumstances, sustained generic competition for PLAVIX* would be material to the Company’s sales of PLAVIX* and results of operations and cash flows, and could be material to the Company’s financial condition and liquidity. The Company is evaluating actions that it may take in order to mitigate the impact of generic competition for PLAVIX*. These actions will vary depending on the extent and duration of such generic competition. In addition, if the Company and Sanofi (the companies) seek and obtain a preliminary injunction halting the sale of a generic clopidogrel bisulfate product by Apotex Inc. and Apotex Corp. (Apotex), the companies might be required to post a bond in favor of Apotex to compensate it for any losses Apotex incurs as a result of the preliminary injunction if Apotex ultimately prevails in the pending litigation. The amount, if any, required to be posted cannot be reasonably estimated, but the amount could be material to the Company. Additional information about the pending PLAVIX* patent litigation and the recent adverse developments is included in “Item 1. Financial Statements—Note 17. Legal Proceedings and Contingencies—Intellectual Property—PLAVIX* Litigation” and “—Outlook” below.

Cash and cash equivalents at June 30, 2006 primarily consisted of U.S. dollar denominated bank deposits with an original maturity of three months or less. Marketable securities at June 30, 2006 primarily consisted of U.S. dollar denominated floating rate instruments with an ‘AAA/aaa’ credit rating. Due to the nature of these instruments, the Company considers it reasonable to expect that their fair market values will not be significantly impacted by a change in interest rates, and that they can be liquidated for cash at short notice. Short-term borrowings were $189 million at June 30, 2006, compared with $231 million at December 31, 2005. The Company maintains cash balances and short-term investments in excess of short-term borrowings.

Long-term debt was $8.2 billion at June 30, 2006 compared to $8.4 billion at December 31, 2005.

The Moody’s Investors Service (Moody’s) long-term and short-term credit ratings for the Company are currently A1 and Prime-1, respectively. Moody’s long-term credit rating remains on negative outlook. Standard & Poor’s (S&P) long-term and short-term credit ratings for the Company are currently A+ and A-1, respectively. S&P’s long-term credit rating remains on negative outlook. Fitch Ratings (Fitch) long-term and short-term credit ratings for the Company are currently A+ and F1, respectively.

The following is a discussion of working capital and cash flow activities:

(Dollars in Millions)	June 30, 2006	December 31, 2005
Working capital	$5,975	$5,393

	Six Months Ended June 30,
(Dollars in Millions)	2006	2005
Cash flow provided by/(used in):
Operating activities	$928	$781
Investing activities	(422)	2,432
Financing activities	(972)	(5,077)

•	The increase in working capital of $582 million from December 31, 2005 to June 30, 2006 was primarily due to: reduction in income taxes payable in 2006 as a consequence of accruing tax receivables associated with cash refunds related to Section 936 in the U.S. and payments of 2005 withholding taxes; litigation settlement payments; lower accounts payable due to the timing of payments at the end of 2005; higher inventories in 2006 resulting from new product launches and higher demand for the Company’s pharmaceutical growth drivers, partially offset by a reduction of cash, cash equivalents and marketable securities; and lower receivables due to lower sales.

•

Net cash provided by operating activities was $928 million in the first six months of 2006 and $781 million in the first six months of 2005. The $147 million increase is mainly attributable to adjustments to net earnings in 2005, partially offset by a higher usage of working capital in 2006. The significant changes in cash flows from operating assets and liabilities between 2006 and 2005 are: a $584 million negative cash flow variance from receivables driven by the collection of foreign withholding taxes and milestone receipts in 2005; a $479 million negative cash flow variance primarily due to litigation settlement payments in 2006 compared to insurance recoveries for previously settled litigations in 2005; a $268 million positive cash flow variance from accounts payable and accrued expenses primarily related to the payment of trade accounts payable within the OTN business prior to its sale in 2005; a $144 million favorable cash flow variance from inventories primarily due to the timing of production in 2005; a $125 million favorable cash flow variance from income taxes payable primarily related to the settlement of examinations by the Internal Revenue Service for years 1998 through 2001 and the repatriation of special dividends under the AJCA in 2005; and a $89 million favorable cash flow variance mainly due to changes in unrecognized deferred income.

•	Net cash used in investing activities was $422 million in the first six months of 2006 compared to net cash provided of $2,432 million in the first six months of 2005. The $2,854 million negative cash flow variance is primarily attributable to the sale of marketable securities in 2005 and a $250 million milestone payment to ImClone in 2006.

•	Net cash used in financing activities was $972 million in the first six months of 2006 and $5,077 million in the first six months of 2005. The $4,105 million positive cash flow variance was mainly attributable to the repayment of short-term borrowings and retirement of long-term debt in 2005.

During the six months ended June 30, 2006 and 2005, the Company did not purchase any of its common stock.

For each of the three and six month periods ended June 30, 2006 and 2005, dividends declared per common share were $.28 and $.56 respectively. The Company paid $549 million and $1,098 million in dividends for the three and six months ended June 30, 2006, respectively, and $545 million and $1,090 million for the three and six months ended June 30, 2005, respectively. Dividend decisions are made on a quarterly basis by the Board of Directors.

Contractual Obligations

For a discussion of the Company’s contractual obligations, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2005 Form 10-K.

SEC Consent Order and Deferred Prosecution Agreement

As previously disclosed, on August 4, 2004, the Company entered into a final settlement with the Securities and Exchange Commission (SEC), concluding an investigation concerning certain wholesaler inventory and accounting matters. The settlement was reached through a Consent Order (Consent), a copy of which was attached as Exhibit 10 to the Company’s quarterly report on Form 10-Q for the period ended September 30, 2004.

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

Further, the Company agreed in the Consent to retain an “Independent Advisor” through the date that the Company’s Form 10-K for the year ended 2005 was filed with the SEC. The Independent Advisor continues to serve as the Independent Monitor under the Deferred Prosecution Agreement (DPA) discussed below.

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

Under the DPA, among other things, the Company agreed to include in its Forms 10-Q and 10-K filed with the SEC and in its annual report to shareholders the following information: (a) estimated wholesaler/direct customer inventory levels of the top fifteen (15) products sold by the U.S. Pharmaceuticals business; (b) for major non-U.S. countries, estimated aggregate wholesaler/direct-customer inventory levels of the top fifteen (15) pharmaceutical products sold in such countries taken as a whole measured by aggregate annual sales in such countries; (c) arrangements with and policies concerning wholesaler/direct customers and other distributors for these products, including efforts by the Company to control and monitor wholesaler/distributor inventory levels; and (d) data concerning prescriptions or other measures of end-user demand for these products. Pursuant to the DPA, the Company also agreed to include in such filings and reports information on acquisition, divestiture, and restructuring reserve policies and activity, and rebate accrual policies and activity.

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

Additionally, under the DPA, the company agreed to not engage or attempt to engage in criminal conduct. “Criminal conduct” is defined under the DPA as a) any crime related to the Company’s business activities committed by one or more executive officers or directors; b) securities fraud, accounting fraud, financial fraud or other business fraud materially affecting the books and records of publicly filed reports of the Company, and c) obstruction of justice. The USAO, in its discretion, may prosecute the Company for any federal crimes for which the USAO has knowledge, including the matters that were the subject of the criminal complaint referenced above, should the USAO determine that the Company committed any criminal conduct.

The Independent Monitor has defined powers and responsibilities under the DPA, including the responsibility to oversee at least through April 2007, the Company’s compliance with all of the terms of the DPA, the Consent and the settlements of the derivative action and the federal securities class action. The Independent Monitor has the authority to require the Company to take any steps he believes necessary to comply with the terms of the DPA and the Company is required to adopt all recommendations made by the Monitor, unless the Company objects to the recommendation and the USAO agrees that adoption of the recommendation should not be required. In addition, the Independent Monitor reports to the USAO, on at least a quarterly basis, as to the Company’s compliance with the DPA and the implementation and effectiveness of the internal controls, financial reporting, disclosure processes and related compliance functions of the Company.

The Company has established a company-wide policy to limit its sales to direct customers for the purpose of complying with the Consent. This policy includes the adoption of various procedures to monitor and limit sales to direct customers in accordance with the terms of the Consent. These procedures include a governance process to escalate to appropriate management levels potential questions or concerns regarding compliance with the policy and timely resolution of such questions or concerns. In addition, compliance with the policy is monitored on a regular basis.

The Company maintains inventory management agreements (IMAs) with most of its U.S. pharmaceutical wholesalers that account for nearly 100% of total gross sales of U.S. pharmaceutical products. Under the current terms of the IMAs, the Company’s three largest wholesaler customers provide the Company with weekly information with respect to months on hand product level inventories and the amount of out-movement of products. These three wholesalers currently account for 90% of total gross sales of U.S. pharmaceutical products. The inventory information received from these wholesalers, together with the Company’s internal information, is used to estimate months on hand product level inventories at these wholesalers. The Company estimates months on hand product inventory levels for its U.S. Pharmaceutical business’s wholesaler customers other than the three largest wholesalers by extrapolating from the months on hand calculated for three largest wholesalers. The Company considers whether any adjustments are necessary to these extrapolated amounts based on such factors as historical sales of individual products made to such other wholesalers and third-party market research data related to prescription trends and patient demand. In contrast, for the Company’s Pharmaceutical business outside of the United States, Nutritionals and Other Health Care business units around the world, the Company has significantly more direct customers, limited information on direct customer product level inventory and corresponding out-movement information and the reliability of third party demand information, where available, varies widely. Accordingly, the Company relies on a variety of methods to estimate months on hand product level inventories for these business units.

The Company discloses for each of its top fifteen (15) pharmaceutical products (based on 2005 net sales) and pharmaceutical products that the Company views as current and future growth drivers sold by the U.S. Pharmaceutical business the amount of net sales and the estimated number of months on hand in the U.S. wholesaler distribution channel as of the end of the immediately preceding quarter and as of the end of the applicable quarter as well as corresponding information for the prior year in its quarterly and annual reports on Forms 10-Q and 10-K. The Company discloses corresponding information for the top fifteen (15) pharmaceutical products and pharmaceutical products that the Company views as current and future growth drivers sold within its major non-U.S. countries, as described above. For all other business units, the Company discloses on a quarterly basis the key product level inventories. The information required to estimate months on hand product level inventories in the direct customer distribution for the non-U.S. Pharmaceutical businesses is not available prior to the filing of the quarterly report on Form 10-Q for an applicable quarter. Accordingly, the Company discloses this information on its website approximately 60 days after the end of the applicable quarter and furnishes it on Form 8-K, and in the Company’s Form 10-Q for the following quarter. Information for these products for the quarter ended June 30, 2006 is expected to be disclosed on the Company’s website on or about August 31, 2006 and in the Company’s Form 10-Q for the quarter ended September 30, 2006. In addition to the foregoing quarterly disclosure, the Company will include all the foregoing information for all business units for each quarter in its Annual Report on Form 10-K. For products not described above, if the inventory at direct customers exceeds approximately one month on hand, the Company will disclose the estimated months on hand for such product(s), except where the impact on the Company is de minimis.

The Company has enhanced and will continue to seek to enhance its methods to estimate months on hand product inventory levels for the U.S. Pharmaceutical business and for the non-U.S. Pharmaceutical businesses around the world, taking into account the complexities described above. The Company also has taken and will continue to take steps to expedite the receipt and processing of data for the non-U.S. Pharmaceutical businesses.

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

Outlook

As discussed below, there have been recent adverse developments with respect to the pending PLAVIX* (clopidogrel) patent litigation in the United States, including the potential development of generic competition for PLAVIX*. The Company is in the process of assessing the impact of these developments which are ongoing. The Company has developed contingency plans that would seek to mitigate the impact on the Company of sustained generic competition for PLAVIX*. As events unfold, the Company may seek to put certain of these plans into effect. At this time, due to the significant uncertainties that exist with respect to these still ongoing developments, the Company is not able to provide an assessment of the impact of these developments on the Company’s outlook for 2006 and beyond or to discuss the specific actions, if any, the Company may take in response to these developments.

PLAVIX* is currently the Company’s largest product ranked by net sales. Net sales of PLAVIX* were approximately $3.8 billion for the year ended December 31, 2005. The composition of matter patent for PLAVIX*, which expires in 2011, is currently the subject of patent litigation in the United States, as well as litigation in other less significant markets for the product. See “Item 1. Financial Statements—Note 17. Legal Proceedings and Contingencies—Intellectual Property—PLAVIX* Litigation.”

One of the defendants in the pending PLAVIX* patent litigation in the United States is Apotex Inc. and Apotex Corp. (Apotex). As previously disclosed, the Company and Sanofi-Aventis (the companies) had executed an agreement with Apotex to settle the pending patent litigation between the parties, subject to certain conditions. On July 28, 2006, the companies announced that the proposed settlement had failed to receive required antitrust clearance from the state attorneys general. The proposed settlement also required the approval of the Federal Trade Commission (FTC). The FTC has not advised the companies of its decision. However, the settlement requires the approval of both the FTC and the state attorneys general to become effective.

Based on a provision in the agreement permitting either party to terminate their obligations to pursue the settlement if both required antitrust clearances were not received by July 31, 2006, Apotex has delivered a notice to the companies to terminate their obligations to pursue the settlement effective as of July 31, 2006. Apotex announced in January 2006 that it had received final approval of its Abbreviated New Drug Application (aNDA) for clopidogrel bisulfate from the U.S. Food and Drug Administration. The companies anticipate that generic clopidogrel bisulfate product will be delivered to customers shortly by Apotex.

The companies are evaluating all their legal and commercial options as well as possible remedies under the agreement with Apotex. If the companies seek and obtain a preliminary injunction halting Apotex’s sale of a generic clopidogrel bisulfate product, the companies might be required to post a bond in favor of Apotex to compensate it for any losses Apotex incurs as a result of the preliminary injunction if Apotex ultimately prevails in the pending litigation. The amount, if any, required to be posted cannot be reasonably estimated, but the amount could be material to the Company. There can be no assurance that such a preliminary injunction ruling will be sought or can be obtained. A description of certain limitations on the companies’ remedies under the agreement with Apotex is included in “Item 1. Financial Statements—Note 17. Legal Proceedings and Contingencies—Intellectual Property—PLAVIX* Litigation”.

The impact of Apotex’s launch of its generic clopidogrel bisulfate product on the Company cannot be reasonably estimated at this time and will depend on a number of factors, including, among others, the pricing of Apotex’s generic product; whether the companies seek a preliminary injunction restraining Apotex’s sale of its generic product; the amount of time it would take for the Court to consider and act on such a request if made; whether the Court would grant such a request if made; if such request were granted, the amount of generic product sold by Apotex before such a preliminary injunction could be effective; whether, even if a preliminary injunction were obtained, the launch by Apotex would permanently adversely impact the pricing of PLAVIX*; whether the companies launch an authorized generic clopidogrel bisulfate product; when the pending lawsuit is finally resolved and whether the companies prevail; and, even if the parties were ultimately to prevail in the pending lawsuit, the amount of damages that the parties would be granted and Apotex’s ability to pay such damages. Under any circumstances, sustained generic competition for PLAVIX* would be material to the Company’s sales of PLAVIX* and results of operations and cash flows, and could be material to the Company’s financial condition and liquidity. The Company is evaluating other actions that it may take in order to mitigate the impact of generic competition for PLAVIX*. These actions will vary depending on the extent and duration of such generic competition.

As noted above, additional patent proceedings involving PLAVIX* are ongoing in the United States and in other less significant markets for the product. The Company continues to believe that the PLAVIX* patents are valid and infringed, and with its alliance partner and patent-holder Sanofi-Aventis, is vigorously pursuing these cases. It is not possible at this time reasonably to assess the ultimate outcome of these litigations, including the Apotex matter, or the timing of potential generic competition for PLAVIX*. As noted above, loss of market exclusivity of PLAVIX* and the subsequent development of generic competition would be material to the Company’s sales of PLAVIX* and results of operations and cash flows, and could be material to the Company’s financial condition and liquidity.

As previously disclosed, the Company learned recently that the Antitrust Division of the United States Department of Justice is conducting a criminal investigation regarding the proposed settlement. The Company intends to cooperate fully with the investigation. It is not possible at this time reasonably to assess the outcome of the investigation or its impact on the Company. It also is not possible at this time reasonably to assess the impact, if any, of the pending criminal investigation by the Department of Justice may have on the Company’s compliance with the Deferred Prosecution Agreement (DPA). Additional information with respect to the Department of Justice investigation and the DPA are included in “Item 1. Financial Statements—Note 17. Legal Proceedings and Contingencies—Intellectual Property—PLAVIX* Litigation” and “—SEC Consent Order and Deferred Prosecution Agreement” above.

The Company and its subsidiaries are the subject of a number of significant pending lawsuits, claims, proceedings and investigations including the matters described above. There can be no assurance that there will not be an increase in the scope of these matters or that any future lawsuits, claims and proceedings will not be material to the Company. In addition, there is an increasing trend by foreign governments to scrutinize sales and marketing activities of pharmaceutical companies and there can be no assurance that any such investigation or any other investigation will not be material. It is not possible at this time reasonably to assess the final outcome of these investigations or litigations. Management continues to believe, as previously disclosed, that during the next few years, the aggregate impact, beyond current reserves, of these and other legal matters affecting the Company is reasonably likely to be material to the Company’s results of operations and cash flows, and may be material to its financial condition and liquidity. For additional information on litigation, see “Item 1. Financial Statements—Note 17. Legal Proceedings and Contingencies.”

Special Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q (including documents incorporated by reference) and other written and oral statements the Company makes from time to time contain certain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by the fact they use words such as “should”, “expect”, “anticipate”, “estimate”, “target”, “may”, “will”, “project”, “guidance”, “intend”, “plan”, “believe” and other words and terms of similar meaning and expression in connection with any discussion of future operating or financial performance. One can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Such forward-looking statements are based on current expectations and involve inherent risks and uncertainties, including factors that could delay, divert or change any of them, and could cause actual outcomes to differ materially from current expectations. These statements are likely to relate to, among other things, the Company’s goals, plans and projections regarding its financial position, results of operations, cash flows, market position, product development, product approvals, sales efforts, expenses, performance or results of current and anticipated products and the outcome of contingencies such as legal proceedings, and financial results, which are based on current expectations that involve inherent risks and uncertainties, including internal or external factors that could delay, divert or change any of them in the next several years. The Company has included important factors in the cautionary statements included in its 2005 Annual Report on Form 10-K, Form 10-Q for the quarterly period ended March 31, 2006 and in this quarterly report, particularly under “Item 1A. Risk Factors”, that the Company believes could cause actual results to differ materially from any forward-looking statement.

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

In the six months ended June 30, 2006, the Company purchased a net $66 million notional amount of put options and sold $667 million notional amount of forward contracts (in several currencies) to partially hedge the exchange impact primarily related to forecasted intercompany inventory purchases for up to the next 22 months. In addition, the Company bought $108 million notional amount of forward contracts to hedge the exchange impact related to Japanese yen denominated third party payables and bought a net $38 million notional amount of forward contracts to hedge the exchange impact related to primarily Euro denominated third party payables and receivables.

Item 4. CONTROLS AND PROCEDURES

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on their evaluation, as of the end of the period covered by this Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective. There have been no changes in internal control over financial reporting, for the period covered by this report, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in “Item 1. Financial Statements—Note 17. Legal Proceedings and Contingencies,” to the interim consolidated financial statements, and is incorporated by reference herein.

Item 1A. RISK FACTORS

There have been no material changes in the Company’s risk factors from those disclosed in our 2005 Annual Report on Form 10-K and Form 10-Q for the quarterly period ended March 31, 2006 other than as follows:

Litigation – PLAVIX*

On March 21, 2006, the Company and Sanofi-Aventis (the companies) announced that they had executed a proposed settlement agreement with Apotex Inc. and Apotex Corp. (Apotex), to settle the patent infringement lawsuit pending between the parties in the U.S. District Court for the Southern District of New York. The lawsuit relates to the validity of a composition of a matter patent for clopidogrel bisulfate (the ’265 Patent), a medicine made available in the United States by the companies as PLAVIX*. The proposed settlement was subject, among other things, to antitrust review and clearance by both the Federal Trade Commission (FTC) and state attorneys general. On June 25, 2006, the companies announced that the agreement had been modified by the parties in response to concerns raised by the FTC and the state attorneys general. When the companies announced the proposed settlement on March 21, 2006, the companies said that there was a significant risk that the required antitrust clearance would not be obtained.

On July 28, 2006, the companies announced that the amended settlement agreement had failed to receive required antitrust clearance from the state attorneys general. The FTC has not advised the companies of its decision. However, as noted above, the settlement requires the approval of both the FTC and the state attorneys general to become effective.

Based on a provision in the agreement permitting either party to terminate their obligations to pursue the settlement if both required antitrust clearances were not received by July 31, 2006, Apotex has delivered a notice to the companies to terminate their obligations to pursue the settlement effective as of July 31, 2006. Apotex announced in January 2006 that it had received final approval of its Abbreviated New Drug Application (aNDA) for clopidogrel bisulfate from the U.S. Food and Drug Administration. The companies anticipate that generic clopidogrel bisulfate product will be delivered to customers shortly by Apotex. The companies sought leave from the U.S. District Court for the Southern District of New York to move for provisional relief, including a temporary restraining order. The Court declined to entertain such a motion prior to the expiration of the five business day period provided in the settlement agreement. The companies agreed not to seek a temporary restraining order, and they agreed that they could seek a preliminary injunction only after giving Apotex five business days notice, which could be given only after Apotex had initiated a launch.

The companies are evaluating their legal and commercial options as well as possible remedies under the agreement with Apotex. If the companies seek and obtain a preliminary injunction halting Apotex’s sale of a generic clopidogrel bisulfate product, the companies might be required to post a bond in favor of Apotex to compensate it for any losses Apotex incurs as a result of the preliminary injunction if Apotex ultimately prevails in the pending litigation. The amount, if any, required to be posted cannot be reasonably estimated, but the amount could be material to the Company. There can be no assurance that such a preliminary injunction ruling will be sought or can be obtained.

The Company is in the process of assessing the impact of these developments, which are ongoing, and cannot reasonably estimate the impact of such potential generic competition at this time. Under any circumstances, sustained generic competition for PLAVIX* would be material to the Company’s sales of PLAVIX* and results of operations and cash flows, and could be material to the Company’s financial condition and liquidity. The Company is evaluating actions that it may take in order to mitigate the impact of generic competition for PLAVIX*. These actions will vary depending on the extent and duration of such generic competition. Additional information about the pending PLAVIX* patent litigation and the recent adverse developments is included in “Item 1. Financial Statements—Note 17. Legal Proceedings and Contingencies—Intellectual Property—PLAVIX* Litigation” and “Management’s Discussion and Analysis—Outlook.”

The Company learned recently that the Antitrust Division of the United States Department of Justice is conducting a criminal investigation regarding the proposed settlement. The Company intends to cooperate fully with the investigation. It is not possible at this time reasonably to assess the outcome of the investigation or its impact on the Company.

In June 2005, the Company entered into a Deferred Prosecution Agreement (DPA) with the U.S. Attorney’s Office for the District of New Jersey (USAO). Pursuant to the DPA, the USAO filed a criminal complaint against the Company alleging conspiracy to commit securities fraud, but deferred prosecution of the Company and will dismiss the complaint after two years if the Company satisfies all the requirements of the DPA. Under the terms of the DPA, the USAO, in its discretion, may prosecute the Company for the matters that were the subject of the criminal complaint filed by the USAO against the Company in connection with the DPA should the USAO make a determination that the Company committed any criminal conduct. Under the DPA, “criminal conduct” is defined as any crime related to the Company’s business activities committed by one or more executive officers or director; securities fraud, accounting fraud, financial fraud or other business fraud materially affecting the books and records of publicly filed reports of the Company; and obstruction of justice. It is not possible at this time reasonably to assess the impact, if any, the pending criminal investigation by the Department of Justice may have on the Company’s compliance with the DPA. Additional information with respect to the DPA is included in “Management’s Discussion and Analysis—SEC Consent Order and Deferred Prosecution Agreement”.

The Company has recorded significant deferred tax assets related to U.S. foreign tax credit and research tax credit carryforwards which expire in varying amounts beginning in 2012. Realization of foreign tax credit and research tax credit carryforwards is dependent on generating sufficient domestic-sourced taxable income prior to their expiration. Although realization is not assured, assuming the absence of sustained generic competition for PLAVIX*, management believes it is more likely than not that these deferred tax assets will be realized. However, if there is sustained generic competition for PLAVIX* as a result of the outcome of the pending PLAVIX* patent litigation, or otherwise, the Company believes that the amount of foreign tax credit and research tax credit carryforwards considered realizable may be reduced. In such event, the Company may need to record significant additional valuation allowances against these deferred tax assets.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the surrenders of the Company’s equity securities in connection with stock option and restricted stock programs during the six-month period ended June 30, 2006:

Period (Dollars in Millions, Except per Share Data)	Total Number of Shares Purchased(a)	Average Price Paid per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(b)
January 2006	11,947	$23.09	372,351,413	$2,220
February 2006	400,127	$23.04	372,351,413	$2,220
March 2006	60,004	$22.93	372,351,413	$2,220

Three months ended March 31, 2006	472,078		372,351,413

April 2006	19,912	$23.93	372,351,413	$2,220
May 2006	38,003	$24.55	372,351,413	$2,220
June 2006	6,228	$25.34	372,351,413	$2,220

Three months ended June 30, 2006	64,143		372,351,413

Six months ended June 30, 2006	536,221		372,351,413

(a)	Reflects the following transactions during the six months ended June 30, 2006: (i) the deemed surrender to the Company of 454,517 shares of Common Stock to pay the exercise price and to satisfy tax withholding obligations in connection with the exercise of employee stock options, and (ii) the surrender to the Company of 81,704 shares of Common Stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.
(b)	In June 2001, the Company announced that the Board of Directors authorized the purchase of up to $14 billion of Company common stock. During the six months ended June 30, 2006, no shares were repurchased pursuant to this program and no purchases of any shares under this program are expected for the remainder of 2006.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Item 4 of Form 10-Q for the quarterly period ended March 31, 2006 is hereby incorporated by reference.

Item 6: EXHIBITS

Exhibits (listed by number corresponding to the Exhibit Table of Item 601 in Regulation S-K).

Exhibit Number and Description		Page
31a.	Section 302 Certification Letter.	E-31-1
31b.	Section 302 Certification Letter.	E-31-2
32a.	Section 906 Certification Letter.	E-32-1
32b.	Section 906 Certification Letter.	E-32-2
99.1	Proposed Settlement Agreement between Bristol-Myers Squibb Company, Sanofi-Aventis and Apotex.	E-99-1
99.2	Modified Proposed Settlement Agreement between Bristol-Myers Squibb Company, Sanofi-Aventis and Apotex.	E-99-2

*	Indicates, in this Form 10-Q, brand names of products which are registered trademarks not owned by the Company or its subsidiaries. ERBITUX is a trademark of ImClone Systems Incorporated; AVAPRO/AVALIDE (known in the EU as APROVEL/KARVEA) and PLAVIX are trademarks of Sanofi-Synthelabo S.A.; GLUCOPHAGE, GLUCOPHAGE XR and GLUCOVANCE are trademarks of Merck Sante S.A.S., an associate of Merck KGaA of Darmstadt, Germany; ABILIFY is a trademark of Otsuka Pharmaceutical Company, Ltd.; TRUVADA is a trademark of Gilead Sciences, Inc.; EMSAM is a trademark of Somerset Pharmaceuticals, Inc.; GLEEVEC is a trademark of Novartis, Inc.; ATRIPLA is a trademark of both Bristol-Myers Squibb Co. and Gilead Sciences, Inc.; DOVONEX is a trademark of Leo Pharma A/S.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRISTOL-MYERS SQUIBB COMPANY (REGISTRANT)

Date: August 8, 2006	By:	/s/ Peter R. Dolan
Peter R. Dolan Chief Executive Officer

Date: August 8, 2006	By:	/s/ Andrew R. J. Bonfield
Andrew R. J. Bonfield Chief Financial Officer