Form 10-Q
period 2006-09-30
BRISTOL MYERS SQUIBB CO
filed 2006-11-02
CIK 14272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

At September 30, 2006, there were 1,966,728,146 shares outstanding of the Registrant’s $.10 par value Common Stock.

BRISTOL-MYERS SQUIBB COMPANY

INDEX TO FORM 10-Q

SEPTEMBER 30, 2006

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED STATEMENTS OF EARNINGS

(Dollars and Shares in Millions, Except Per Share Data)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
EARNINGS

Net Sales	$4,154	$4,767	$13,701	$14,188

Cost of products sold	1,465	1,483	4,509	4,333
Marketing, selling and administrative	1,189	1,286	3,608	3,737
Advertising and product promotion	286	349	933	1,032
Research and development	756	669	2,246	1,971
Provision for restructuring, net	2	(5)	6	—
Litigation (income)/charges, net	(9)	(26)	(44)	72
Gain on sale of product asset and businesses	—	(569)	(200)	(569)
Equity in net income of affiliates	(118)	(84)	(336)	(240)
Other (income)/expense, net	(34)	38	59	168

Total expenses	3,537	3,141	10,781	10,504

Earnings from Continuing Operations Before Minority Interest and Income Taxes	617	1,626	2,920	3,684
Provision for income taxes	193	507	777	754
Minority interest, net of taxes	86	155	424	437

Earnings from Continuing Operations	338	964	1,719	2,493

Discontinued Operations
Loss, net of taxes	—	—	—	(5)
Gain on disposal, net of taxes	—	—	—	13

	—	—	—	8

Net Earnings	$338	$964	$1,719	$2,501

Earnings per Common Share
Basic:
Earnings from Continuing Operations	$.17	$.49	$.88	$1.28
Discontinued Operations
Loss, net of taxes	—	—	—	—
Gain on disposal, net of taxes	—	—	—	—

Net Earnings per Common Share	$.17	$.49	$.88	$1.28

Diluted:
Earnings from Continuing Operations	$.17	$.49	$.88	$1.27
Discontinued Operations
Loss, net of taxes	—	—	—	—
Gain on disposal, net of taxes	—	—	—	—

Net Earnings per Common Share	$.17	$.49	$.88	$1.27

Average Common Shares Outstanding
Basic	1,961	1,953	1,959	1,951
Diluted	1,992	1,984	1,991	1,983

Dividends declared per common share	$.28	$.28	$.84	$.84

The accompanying notes are an integral part of these financial statements.

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME AND RETAINED EARNINGS

(Dollars in Millions)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
COMPREHENSIVE INCOME

Net Earnings	$338	$964	$1,719	$2,501

Other Comprehensive Income/(Loss):
Foreign currency translation, no tax effect for the three months ended September 30, 2006 and 2005; and no tax effect and net of tax liability of $4 for the nine months ended September 30, 2006 and 2005, respectively	34	25	103	(211)
Deferred gains/(losses) on derivatives qualifying as hedges, net of tax liability of $12 and $3 for the three months ended September 30, 2006 and 2005, respectively; and net of tax benefit of $18 and tax liability of $103 for the nine months ended September 30, 2006 and 2005, respectively	27	12	(53)	283
Deferred gains/(losses) on available for sale securities, net of tax liability of $1 and no tax effect for the three months ended September 30, 2006 and 2005, respectively; and net of tax liability of $2 and tax benefit of $11 for the nine months ended September 30, 2006 and 2005, respectively	3	—	5	(20)

Total Other Comprehensive Income/(Loss)	64	37	55	52

Comprehensive Income	$402	$1,001	$1,774	$2,553

RETAINED EARNINGS

Retained Earnings, January 1			$20,464	$19,651
Net Earnings			1,719	2,501
Cash dividends declared			(1,652)	(1,640)

Retained Earnings, September 30			$20,531	$20,512

The accompanying notes are an integral part of these financial statements.

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED BALANCE SHEETS

(Dollars in Millions, Except Per Share Data)

(UNAUDITED)

	September 30, 2006	December 31, 2005
ASSETS

Current Assets:
Cash and cash equivalents	$2,834	$3,050
Marketable securities	2,671	2,749
Receivables, net of allowances of $157 and $207	2,945	3,378
Inventories, net	2,297	2,060
Deferred income taxes, net of valuation allowances	601	776
Prepaid expenses	300	270

Total Current Assets	11,648	12,283

Property, plant and equipment, net	5,715	5,693
Goodwill	4,828	4,823
Other intangible assets, net	1,933	1,921
Deferred income taxes, net of valuation allowances	1,675	1,808
Prepaid pension	1,172	1,324
Other assets	244	286

Total Assets	$27,215	$28,138

LIABILITIES

Current Liabilities:
Short-term borrowings	$630	$231
Accounts payable	1,174	1,579
Accrued expenses	2,592	2,446
Accrued rebates and returns	856	1,056
U.S. and foreign income taxes payable	208	538
Dividends payable	550	547
Accrued litigation liabilities	155	493

Total Current Liabilities	6,165	6,890

Pension and other postretirement liabilities	801	804
Deferred income	232	241
Other liabilities	591	631
Long-term debt	7,837	8,364

Total Liabilities	15,626	16,930

Commitments and contingencies (Note 18)

STOCKHOLDERS’ EQUITY

Preferred stock, $2 convertible series: Authorized 10 million shares; issued and outstanding 6,201 in 2006 and 6,540 in 2005, liquidation value of $50 per share	—	—
Common stock, par value of $.10 per share: Authorized 4.5 billion shares; 2,205 million issued both in 2006 and 2005	220	220
Capital in excess of par value of stock	2,493	2,457
Accumulated other comprehensive loss	(710)	(765)
Retained earnings	20,531	20,464

	22,534	22,376
Less cost of treasury stock—238 million common shares in 2006 and 248 million in 2005	(10,945)	(11,168)

Total Stockholders’ Equity	11,589	11,208

Total Liabilities and Stockholders’ Equity	$27,215	$28,138

The accompanying notes are an integral part of these financial statements.

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Millions)

(UNAUDITED)

	Nine Months Ended September 30,
	2006	2005
Cash Flows From Operating Activities:

Net earnings	$1,719	$2,501
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	420	427
Amortization	273	263
Deferred income tax expense/(benefits)	238	(561)
Litigation settlement (income)/expense, net of recoveries	(44)	72
Stock-based compensation expense	91	28
Provision for restructuring	6	—
Gain on sale of product assets and businesses	(207)	(632)
Impairment charges and asset write-offs	91	19
Loss/(gain) on disposal of property, plant and equipment and investment in other companies	19	(4)
(Under)/over distribution of earnings from affiliates	(40)	61
Unfunded pension expense	168	178
Changes in operating assets and liabilities:
Receivables	501	649
Inventories	(172)	(344)
Prepaid expenses	(25)	—
Other assets	4	8
Litigation settlement payments, net of insurance recoveries	(295)	115
Accounts payable and accrued expenses	(486)	(511)
Product liability	(44)	(42)
U.S. and foreign income taxes payable	(283)	(568)
Other liabilities	(62)	(120)

Net Cash Provided by Operating Activities	1,872	1,539

Cash Flows From Investing Activities:
Purchases of and proceeds from marketable securities, net	79	2,140
Additions to property, plant and equipment and capitalized software	(561)	(537)
Proceeds from disposal of property, plant and equipment and investment in other companies	8	96
Proceeds from sale of product assets and businesses	226	843
Upfront and milestone payments	(280)	—
Purchase of trademarks, patents, licenses & other businesses and investments in other companies	(6)	(28)

Net Cash (Used in)/Provided by Investing Activities	(534)	2,514

Cash Flows From Financing Activities:
Repayments of short-term borrowings	(101)	(1,583)
Long-term debt borrowings	6	8
Long-term debt repayments	—	(2,502)
Issuances of common stock under stock plans and excess tax benefits from share-based payment arrangements	168	126
Dividends paid	(1,649)	(1,639)

Net Cash Used in Financing Activities	(1,576)	(5,590)

Effect of Exchange Rates on Cash and Cash Equivalents	22	(14)

Decrease in Cash and Cash Equivalents	(216)	(1,551)
Cash and Cash Equivalents at Beginning of Period	3,050	3,680

Cash and Cash Equivalents at End of Period	$2,834	$2,129

The accompanying notes are an integral part of these financial statements.

Note 1. Basis of Presentation and New Accounting Standards

Bristol-Myers Squibb Company (BMS, the Company or Bristol-Myers Squibb) prepared these unaudited consolidated financial statements following the requirements of the Securities and Exchange Commission (SEC) and U.S. generally accepted accounting principles (GAAP) for interim reporting. Under those rules, certain footnotes and other financial information that are normally required by GAAP for annual financial statements can be condensed or omitted. The Company is responsible for the consolidated financial statements included in this Form 10-Q. These consolidated financial statements include all normal and recurring adjustments necessary for a fair presentation of the Company’s financial position at September 30, 2006 and December 31, 2005, the results of its operations for the three and nine months ended September 30, 2006 and 2005 and the cash flows for the nine months ended September 30, 2006 and 2005. These consolidated financial statements and the related notes should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (2005 Form 10-K).

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

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R). This pronouncement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This pronouncement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. This Statement is effective for fiscal years ending after December 15, 2006. The Company is evaluating the future effect of this pronouncement and is anticipating a significant reduction to stockholders’ equity.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This pronouncement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement is effective for fiscal years beginning after November 15, 2007. The adoption of this accounting pronouncement is not expected to have a material effect on the Company’s consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108 that expresses the staff’s views regarding the process of quantifying financial statement misstatements. This bulletin is effective for any interim period of the first fiscal year ending after November 15, 2006. The adoption of this bulletin is not expected to have a material effect on the Company’s consolidated financial statements.

Note 1. Basis of Presentation and New Accounting Standards (Continued)

In July 2006, the FASB issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company is evaluating the future effect of this pronouncement.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140. This pronouncement relates to the accounting for separately recognized servicing assets and servicing liabilities. This Statement is effective for fiscal years beginning after September 15, 2006. The adoption of this accounting pronouncement is not expected to have a material effect on the Company’s consolidated financial statements.

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

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces Accounting Principles Board (APB) Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. This pronouncement applies to all voluntary changes in accounting principle, and revises the requirements for accounting for and reporting a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle, unless it is impracticable to do so. This pronouncement also requires that a change in the method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of SFAS No. 154. The adoption of this accounting pronouncement did not have a material effect on the Company’s consolidated financial statements.

In March 2005, the FASB issued FIN No. 47, Accounting for Conditional Asset Retirement Obligations. FIN No. 47 clarifies that an entity must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. Asset retirement obligations covered by FIN No. 47 are those for which an entity has a legal obligation to perform an asset retirement activity, even if the timing and method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Company adopted the provisions of FIN No. 47 in the fiscal year ended December 31, 2005 and adoption of this accounting pronouncement did not have a material effect on the Company’s consolidated financial statements.

In December 2004, the FASB issued FASB Staff Position (FSP) No. 109-1— Application of SFAS No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (FSP No. 109-1). The FSP provides that the Deduction on Qualified Production Activities will be treated as a “special deduction” as described in SFAS No. 109, Accounting for Income Taxes. Accordingly, the tax effect of this deduction was reported as a component of the Company’s tax provision and did not have an effect on deferred tax assets and liabilities. On May 24, 2006, the Internal Revenue Service (IRS) issued Final Tax Regulations (FTR) with respect to the Deduction on Qualified Production Activities under Section 199 of the Internal Revenue Code. The final regulations are effective for taxable years beginning on or after June 1, 2006. For taxable years beginning prior to the effective date of the final regulations, a taxpayer may apply either: (1) the final regulations, provided the taxpayer applies all provisions in the final regulations; or (2) subject to certain limitations, the rules provided in Notice 2005-24, as well as the proposed regulations. The Company does not expect the FTR and the FSP to have a material impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets. The provisions of this Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The provisions of this Statement should be applied prospectively, and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. The adoption of this accounting pronouncement did not have a material effect on the Company’s consolidated financial statements.

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

Note 1. Basis of Presentation and New Accounting Standards (Continued)

Stock-Based Compensation Expense

The Company adopted SFAS No. 123 (revised 2004), Share-Based Payment, (SFAS No. 123(R)) which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors based on estimated fair values. SFAS No. 123(R) supersedes the Company’s previous accounting under APB No. 25, Accounting for Stock Issued to Employees, for periods beginning January 1, 2006. In March 2005, the SEC issued SAB No. 107 relating to SFAS No. 123(R). The Company has applied the provisions of SAB No. 107 in its adoption of SFAS No. 123(R).

The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. The Company’s consolidated financial statements as of and for the three and nine months ended September 30, 2006 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Stock-based compensation expense recognized under SFAS No. 123(R) for the three and nine months ended September 30, 2006 was $20 million and $91 million ($13 million and $59 million, net of tax), respectively. Comparatively, stock-based compensation expense of $9 million and $28 million ($6 million and $19 million, net of tax), respectively, was recognized for the three and nine months ended September 30, 2005 under APB No. 25.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s consolidated statement of earnings for the three and nine months ended September 30, 2006 included compensation expense for stock-based payment awards granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123(R) and compensation expense for the stock-based payment awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).

In conjunction with the adoption of SFAS No. 123(R), the Company changed its method of attributing the value of stock-based compensation expense from the accelerated multiple-option approach to the straight-line single option method. Compensation expense for all stock-based payment awards granted prior to January 1, 2006 will continue to be recognized using the accelerated multiple-option approach while compensation expense for all stock-based payment awards granted on or subsequent to January 1, 2006 is recognized using the straight-line single-option method.

With respect to the accounting treatment of retirement eligibility provisions of employee stock-based compensation awards, the Company has historically followed the nominal vesting period approach. Upon the adoption of SFAS No. 123(R), the Company follows the non-substantive vesting period approach and recognizes compensation cost over a one year period for awards granted to retirement eligible employees, or over the period from the grant date to the date retirement eligibility is achieved if more than one year, but less than the vesting period. The impact of applying the non-substantive vesting period approach is not material to the Company’s consolidated financial statements.

As stock-based compensation expense recognized in the consolidated statement of earnings for the three months ended September 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS No. 123 for the periods prior to January 1, 2006, the Company accounted for forfeitures as they occurred.

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

The Company acts as the operating partner for the territory covering the Americas and Australia and owns a 50.1% majority controlling interest in this territory. Sanofi’s ownership interest in this territory is 49.9%. As such, the Company consolidates all country partnership results for this territory and records Sanofi’s share of the results as a minority interest, net of taxes, which was $82 million and $152 million for the three months ended September 30, 2006 and 2005, respectively, and $414 million and $425 million for the nine months ended September 30, 2006 and 2005, respectively. The Company recorded sales in this territory and in comarketing countries outside this territory (Germany, Italy, Spain and Greece) of $906 million and $1,231 million for the three months ended September 30, 2006 and 2005, respectively, and $3,550 million and $3,467 million for the nine months ended September 30, 2006 and 2005, respectively.

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

Sanofi acts as the operating partner of the territory covering Europe and Asia and owns a 50.1% majority financial controlling interest within this territory. The Company’s ownership interest in the partnerships within this territory is 49.9%. The Company accounts for the investment in partnership entities in this territory under the equity method and records its share of the results in equity in net income of affiliates in the consolidated statement of earnings. The Company’s share of net income from these partnership entities before taxes was $112 million and $85 million for the three months ended September 30, 2006 and 2005, respectively, and $309 million and $251 million for the nine months ended September 30, 2006 and 2005, respectively.

The Company routinely receives distributions of profits and provides funding for the ongoing operations of the partnerships in the territory covering Europe and Asia. These transactions are recorded as operating activities within the Company’s consolidated statement of cash flows.

In 2001, the Company and Sanofi formed an alliance for the copromotion of irbesartan, as part of which the Company contributed the irbesartan distribution rights in the United States and Sanofi paid the Company a total of $350 million in the two years ended December 31, 2002. The Company accounted for this transaction as a sale of an interest in a license and deferred and is amortizing the $350 million to other income over the expected useful life of the license, which is approximately 11 years from the formation of the irbesartan copromotion alliance. The Company recognized other income of $8 million in each of the three month periods ended September 30, 2006 and 2005 and $24 million in each of the nine month periods ended September 30, 2006 and 2005. The unamortized portion of the deferred income is recorded in the liabilities section of the consolidated balance sheet and was $193 million as of September 30, 2006 and $217 million as of December 31, 2005.

Note 2. Alliances and Investments (Continued)

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

The Company recorded revenue for ABILIFY* of $313 million and $260 million for the three months ended September 30, 2006 and 2005, respectively, and $920 million and $688 million for the nine months ended September 30, 2006 and 2005, respectively. Total milestone payments made to Otsuka under the agreement through September 2006 were $217 million, of which $157 million was expensed as acquired in-process research and development in 1999. The remaining $60 million was capitalized in other intangible assets and is amortized in cost of products sold over the remaining life of the agreement in the U.S., ranging from 8 to 11 years. The Company amortized in cost of products sold approximately $2 million in each of the three month periods ended September 30, 2006 and 2005 and $5 million in each of the nine month periods ended September 30, 2006 and 2005. The unamortized capitalized payment balance was $36 million as of September 30, 2006 and $41 million as of December 31, 2005.

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

The Company accounts for the $500 million total approval milestones paid in 2004 and 2006 as license acquisitions and amortizes the payments into cost of products sold over the term or the remaining term of the agreement which ends in 2018. The Company amortized into cost of products sold $9 million and $4 million for the three months ended September 30, 2006 and 2005, respectively, and $25 million and $13 million for the nine months ended September 30, 2006 and 2005, respectively. The unamortized portion of the approval payments is recorded in other intangible assets, and was $444 million as of September 30, 2006 and $219 million as of December 31, 2005.

The Company accounts for its investment in ImClone under the equity method and records its share of the results in equity in net income of affiliates in the consolidated statement of earnings. The Company’s recorded investment in ImClone common stock was $97 million and $66 million at September 30, 2006 and December 31, 2005, respectively. The Company holds 14.4 million shares of ImClone stock, representing approximately 17% of the ImClone shares outstanding at September 30, 2006 and December 31, 2005. On a per share basis, the carrying values of the ImClone investment and the closing market price of the ImClone shares as of September 30, 2006 were $6.71 and $28.32, respectively, compared to $4.55 and $34.24, respectively, as of December 31, 2005.

Note 2. Alliances and Investments (Continued)

The Company determines its equity share in ImClone’s net income or loss by eliminating, from ImClone’s results, the milestone revenue ImClone recognizes for the $400 million in pre-approval milestone payments made by the Company from 2001 through 2003. The Company recorded $80 million of the pre-approval milestone payments as an equity investment and expensed the remaining $320 million as acquired in-process research and development during that period. Milestone revenue recognized by ImClone in excess of $400 million is not eliminated by the Company in determining its equity share in ImClone’s results. For its share of ImClone’s results of operations, the Company recorded equity income of $7 million and zero for the three months ended September 30, 2006 and 2005, respectively, and equity income of $32 million for the nine months ended September 30, 2006 and an equity loss of $6 million for the nine months ended September 30, 2005. The Company recorded net sales for ERBITUX* of $175 million and $107 million for the three months ended September 30, 2006 and 2005, respectively, and $485 million and $292 million for the nine months ended September 30, 2006 and 2005, respectively.

Gilead

In 2004, the Company and Gilead Sciences, Inc. (Gilead) entered into a joint venture to develop and commercialize a fixed-dose combination of the Company’s SUSTIVA (efavirenz) and Gilead’s TRUVADA* (emtricitabine and tenofovir disoproxil fumarate) in the United States and Canada. In July 2006, the FDA granted approval of ATRIPLA* (efavirenz 600 mg/ emtricitabine 200 mg/ tenofovir disoproxil fumarate 300 mg) for the treatment of human immunodeficiency virus (HIV) infection in adults. ATRIPLA* is the first-ever once-daily single tablet regimen for HIV intended as a stand-alone therapy or in combination with other antiretrovirals.

Gilead records 100% of ATRIPLA* revenues and consolidates the results of the joint venture in its operating results. The Company records revenue for the bulk efavirenz component of ATRIPLA* upon sales of ATRIPLA* by the Gilead joint venture to third party customers. For the three months ended September 30, 2006, the Company recorded efavirenz revenues of $21 million related to ATRIPLA* sales. The Company accounts for its participation in the joint venture under the equity method of accounting and records its share of the joint venture results in equity in net income of affiliates in the consolidated statement of earnings. The Company recorded an equity loss on the joint venture with Gilead of $2 million and $1 million for the three months ended September 30, 2006 and 2005, respectively, and an equity loss of $4 million and $2 million for the nine months ended September 30, 2006 and 2005, respectively.

Note 3. Restructuring

In the third quarter of 2006, the Company recorded pre-tax charges of $7 million related to the termination benefits for workforce reductions and downsizing and streamlining of approximately 240 selling, operating and administrative personnel, primarily in Europe, Asia and North America. These charges were decreased by a $5 million adjustment reflecting changes in estimates for restructuring actions taken in prior periods.

The following table presents a detail of the charges by segment and type for the three months ended September 30, 2006. The Company expects to substantially complete these activities by early 2007.

(Dollars in Millions)	Employees	Termination Benefits	Other Exit Costs	Total
Pharmaceuticals	200	$4	$1	$5
Nutritionals	40	1	1	2

Subtotal	240	5	2	7
Changes in estimates	—	(5)	—	(5)

Provision for restructuring, net	240	$—	$2	$2

In the nine months ended September 30, 2006, the Company recorded a pre-tax charge of $21 million related to the termination benefits and other exit costs for workforce reductions of approximately 520 selling, operating and administrative personnel primarily in North America, Europe, Asia, Latin America and Canada. These charges were decreased by a $15 million adjustment reflecting changes in estimates for restructuring actions taken in prior periods.

Note 3. Restructuring (Continued)

The following table presents a detail of the charges by segment and type for the nine months ended September 30, 2006. The Company expects to substantially complete these activities by early 2007.

(Dollars in Millions)	Employees	Termination Benefits	Other Exit Costs	Total
Pharmaceuticals	480	$18	$1	$19
Nutritionals	40	1	1	2

Subtotal	520	19	2	21
Changes in estimates	—	(15)	—	(15)

Provision for restructuring, net	520	$4	$2	$6

In the third quarter of 2005, the Company recorded pre-tax charges of $2 million related to employee termination benefits and other exit costs for approximately 13 selling and administrative personnel and asset impairment charges primarily in Asia. These charges were decreased by a $7 million adjustment reflecting a change in estimate for restructuring actions taken in prior periods.

The following table presents a detail of the charges by segment and type for the three months ended September 30, 2005. The Company substantially completed these activities in late 2005.

(Dollars in Millions)	Employees	Termination Benefits	Asset Write- Downs	Total
Pharmaceuticals	—	$—	$1	$1
Nutritionals	13	1	—	1

Subtotal	13	1	1	2
Changes in estimates	—	(7)	—	(7)

Provision for restructuring, net	13	$(6)	$1	$(5)

In the nine months ended September 30, 2005, the Company recorded pre-tax charges of $8 million related to the termination benefits and other exit costs for workforce reductions for approximately 122 selling and administrative personnel, and downsizing and streamlining of worldwide operations primarily in Latin America, Europe, Africa and Asia. These charges were decreased by an $8 million adjustment reflecting changes in estimates for restructuring actions taken in prior periods.

The following table presents a detail of the charges by segment and type for the nine months ended September 30, 2005. The Company substantially completed these activities in late 2005.

(Dollars in Millions)	Employees	Termination Benefits	Other Exit Costs	Relocation and Retention	Asset Write-Downs	Total
Pharmaceuticals	102	$3	$1	$1	$1	$6
Nutritionals	13	1	—	—	—	1
Other Health Care	7	1	—	—	—	1

Subtotal	122	5	1	1	1	8
Changes in estimates	—	(7)	(1)	—	—	(8)

Provision for restructuring ,net	122	$(2)	$—	$1	$1	$—

Note 3. Restructuring (Continued)

Restructuring charges and spending against liabilities associated with prior and current actions are as follows:

(Dollars in Millions)	Employee Termination Liability	Other Exit Cost Liability	Total
Balance at January 1, 2005	$78	$2	$80
Charges	30	2	32
Spending	(45)	(6)	(51)
Changes in estimates	(3)	2	(1)

Balance at December 31, 2005	60	—	60
Charges	19	2	21
Spending	(28)	(1)	(29)
Changes in estimates	(15)	—	(15)

Balance at September 30, 2006	$36	$1	$37

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

The following amounts related to the OTN business have been segregated from continuing operations and reported as discontinued operations through the date of disposition, and do not reflect the costs of certain services provided to OTN by the Company. Such costs, which were not allocated by the Company to OTN, were for services which included legal counsel, insurance, external audit fees, payroll processing, certain human resource services and information technology systems support.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Millions)	2006	2005	2006	2005
Net sales	$—	$—	$—	$1,015
Loss before income taxes	—	—	—	(8)
Loss, net of taxes	—	—	—	(5)

The consolidated statement of cash flows includes the OTN business through the date of disposition. The Company uses a centralized approach to the cash management and financing of its operations and accordingly, debt was not allocated to this business. Cash flows used in operating activities and investing activities of discontinued operations were $265 million and de minimis, respectively, for the nine months ended September 30, 2005.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in Millions, Except Per Share Data)	2006	2005	2006	2005
Basic:
Earnings from Continuing Operations	$338	$964	$1,719	$2,493

Discontinued Operations
Loss, net of taxes	—	—	—	(5)
Gain on disposal, net of taxes	—	—	—	13

Net Earnings	$338	$964	$1,719	$2,501

Basic Earnings Per Share:
Average Common Shares Outstanding	1,961	1,953	1,959	1,951

Earnings from Continuing Operations	$.17	$.49	$.88	$1.28

Discontinued Operations
Loss, net of taxes	—	—	—	—
Gain on disposal, net of taxes	—	—	—	—

Net Earnings per Common Share	$.17	$.49	$.88	$1.28

Diluted:
Earnings from Continuing Operations	$338	$964	$1,719	$2,493

Interest expense on conversion of convertible debt, net of taxes	9	6	25	15
Discontinued Operations
Loss, net of taxes	—	—	—	(5)
Gain on disposal, net of taxes	—	—	—	13

Net Earnings	$347	$970	$1,744	$2,516

Diluted Earnings Per Share:
Average Common Shares Outstanding	1,961	1,953	1,959	1,951
Conversion of convertible debt	29	29	29	29
Incremental shares outstanding assuming the exercise/vesting of dilutive stock options/restricted stock	2	2	3	3

	1,992	1,984	1,991	1,983

Earnings from Continuing Operations	$.17	$.49	$.88	$1.27

Discontinued Operations
Loss, net of taxes	—	—	—	—
Gain on disposal, net of taxes	—	—	—	—

Net Earnings per Common Share	$.17	$.49	$.88	$1.27

Weighted-average shares issuable upon the exercise of stock options, which were not included in the diluted earnings per share calculation because they were not dilutive, were 146 million and 139 million for the three month periods ended September 30, 2006 and 2005, respectively, and 135 million and 139 million for the nine month periods ended September 30, 2006 and 2005, respectively.

Note 7. Other (Income)/Expense, Net

The components of other (income)/expense, net are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Millions)	2006	2005	2006	2005
Interest expense	$130	$79	$370	$249
Interest income	(74)	(28)	(201)	(96)
Foreign exchange transaction (gains)/losses	(11)	—	—	47
Other income, net	(79)	(13)	(110)	(32)

Other (income)/expense, net	$(34)	$38	$59	$168

Interest expense was increased by net interest swap losses of $8 million and $14 million for the three and nine months ended September 30, 2006, respectively. Interest expense was reduced by net interest swap gains of $7 million and $50 million for the three and nine months ended September 30, 2005, respectively. Interest income relates primarily to cash, cash equivalents and investments in marketable securities. Other income, net, include income from third-party contract manufacturing, royalty income, gains and losses on disposal of property, plant and equipment, debt retirement costs and certain other litigation matters.

Note 8. Income Taxes

The effective income tax rate on earnings from continuing operations before minority interest and income taxes was 31.3% for the three months ended September 30, 2006 compared with 31.2% for the three months ended September 30, 2005. The tax rate for the three months ended September 30, 2006 was unfavorably impacted by lower tax benefits associated with certain restructuring expenses, and a change in estimate related to prior year tax contingency matters. The tax rate for the three months ended September 30, 2005 was primarily driven by higher taxes on the sale of the U.S. and Canadian Consumer Medicines business and related assets.

The effective income tax rate on earnings from continuing operations before minority interest and income taxes was 26.6% for the nine months ended September 30, 2006 compared with 20.5% for the nine months ended September 30, 2005. The higher effective tax rate resulted from the 2005 tax rate being lower due to tax benefits associated with the settlement of an IRS examination and a favorable adjustment to taxes on special dividends under the American Jobs Creation Act of 2004. The 2006 tax rate is also unfavorably impacted by the expiration of the U.S. federal research and development tax credit as of December 31, 2005.

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

The Company has recorded significant deferred tax assets related to U.S. foreign tax credit and research tax credit carryforwards which expire in varying amounts beginning in 2012. Realization of foreign tax credit and research tax credit carryforwards is dependent on generating sufficient domestic-sourced taxable income prior to their expiration. Although realization is not assured, management believes it is more likely than not that these deferred tax assets will be realized. The amount of foreign tax credit and research tax credit carryforwards considered realizable, however, could be reduced in the near term if PLAVIX* is subject to either renewed or additional generic competition. If such events occur, the Company may need to record significant additional valuation allowances against these deferred tax assets. For a discussion of PLAVIX* related matters, see “—Note 18. Legal Proceedings and Contingencies” and “Management’s Discussion and Analysis—Executive Summary – PLAVIX*.”

As previously disclosed, the Company’s 2002 and 2003 U.S. Federal income tax returns are currently under examination by the IRS. The IRS has proposed (1) a significant disallowance of certain litigation settlement expenses and (2) a significant reduction in U.S. foreign tax credits claimed following the Company’s previously disclosed international restructuring. The IRS’ position on this latter matter also affects U.S. foreign tax credits claimed by the Company in 2004, although that year currently is not under examination.

While the Company believes that it has very strong positions with respect to both issues and intends to contest the IRS’ positions, it is not possible to predict the outcome of these issues. The Company has established tax contingency reserves that reflect the best estimate of the probable tax liability for these matters. If the Company were not to prevail in a final, non-appealable determination of these matters the amount of loss in excess of established reserves could have a material adverse effect on the Company’s results of operations, however the Company does not believe that such a determination would have a material adverse effect on its cash flows.

Note 9. Inventories

The major categories of inventories are as follows:

(Dollars in Millions)	September 30, 2006	December 31, 2005
Finished goods	$978	$867
Work in process	823	679
Raw and packaging materials	496	514

Inventories, net	$2,297	$2,060

Note 10. Property, Plant and Equipment

The major categories of property, plant and equipment are as follows:

(Dollars in Millions)	September 30, 2006	December 31, 2005
Land	$283	$280
Buildings	4,727	4,560
Machinery, equipment and fixtures	4,516	4,574
Construction in progress	622	570

	10,148	9,984
Less accumulated depreciation	4,433	4,291

Property, plant and equipment, net	$5,715	$5,693

Note 11. Goodwill

The changes in the carrying amount of goodwill for the year ended December 31, 2005 and the nine months ended September 30, 2006 were as follows:

(Dollars in Millions)	Pharmaceuticals Segment	Nutritionals Segment	Other Health Care Segment	Discontinued Operations	Total
Balance as of January 1, 2005	$4,448	$113	$264	$80	$4,905
Adjustments:
Reduction due to sale of OTN	—	—	—	(80)	(80)
Reduction due to sale of Consumer Medicines	—	—	(1)	—	(1)
Purchase price and allocation adjustment	—	—	(1)	—	(1)

Balance as of December 31, 2005	4,448	113	262	—	4,823
Adjustments:
Reduction due to sale of business	(1)	—	—	—	(1)
Purchase price and allocation adjustment	(2)	—	8	—	6

Balance as of September 30, 2006	$4,445	$113	$270	$—	$4,828

In 2006, the Company recorded an $8 million adjustment to goodwill upon the satisfaction of a contingent requirement for production volumes related to the acquisition of Acordis Specialty Fibres in 2004.

Note 12. Other Intangible Assets

As of September 30, 2006 and December 31, 2005, other intangible assets are as follows:

(Dollars in Millions)	September 30, 2006	December 31, 2005
Patents / Trademarks	$272	$269
Less accumulated amortization	136	113

Patents / Trademarks, net	136	156

Licenses	658	431
Less accumulated amortization	149	113

Licenses, net	509	318

Technology	1,787	1,787
Less accumulated amortization	796	676

Technology, net	991	1,111

Capitalized Software	821	761
Less accumulated amortization	524	425

Capitalized Software, net	297	336

Total other intangible assets, net	$1,933	$1,921

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

In the third quarter of 2006, the Company recorded an impairment charge of $27 million, resulting from the lower than expected sales of EMSAM*. These charges were recorded in Cost of Products Sold in the Company’s consolidated statement of earnings.

Amortization expense for other intangible assets (the majority of which is included in Cost of Products Sold) for the three months ended September 30, 2006 and 2005 was $93 million and $84 million, respectively, and for the nine months ended September 30, 2006 and 2005 was $273 million and $263 million, respectively.

Expected amortization expense related to the current net carrying amount of other intangible assets follows:

(Dollars in Millions)
Years ending December 31:
2006	$364
2007	348
2008	295
2009	268
2010	251
Later Years	680

Note 13. Short-term Borrowings and Long-term Debt

Short-term borrowings and long-term debt were $630 million and $7.8 billion, respectively, at September 30, 2006, compared to $231 million and $8.4 billion, respectively, at December 31, 2005. The $500 million Term Facility due in August 2007 was reclassified from long-term debt to short term borrowings.

Note 14. Accumulated Other Comprehensive Income/(Loss)

The accumulated balances related to each component of other comprehensive income/(loss) are as follows:

(Dollars in Millions)	Foreign Currency Translation	Deferred Gains/(Loss) on Effective Hedges	Deferred Gains/(Loss) on Available for Sale Securities	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income/(Loss)

Balance at January 1, 2005	$(283)	$(309)	$23	$(223)	$(792)
Other comprehensive income/(loss)	(211)	283	(20)	—	52

Balance at September 30, 2005	$(494)	$(26)	$3	$(223)	$(740)

Balance at December 31, 2005	$(553)	$16	$1	$(229)	$(765)
Other comprehensive income/(loss)	103	(53)	5	—	55

Balance at September 30, 2006	$(450)	$(37)	$6	$(229)	$(710)

Note 15. Business Segments

The Company is organized in three reportable segments—Pharmaceuticals, Nutritionals and Other Health Care. The Pharmaceuticals segment is comprised of the global pharmaceutical and international consumer medicines businesses. The Nutritionals segment consists of Mead Johnson, primarily an infant formula and children’s nutritional business. The Other Health Care segment consists of the ConvaTec, Medical Imaging and Consumer Medicines (United States and Canada) businesses. In the third quarter of 2005, the Company completed the sale of its Consumer Medicines business. The gain on sale of the Consumer Medicines business in the third quarter of 2005 was included in Corporate/Other. For additional information on the sale of Consumer Medicines, see “—Note 4. Acquisitions and Divestitures.”

	Three Months Ended September 30,				Nine Months Ended September 30,

	Net Sales		Earnings Before Minority Interest and Income Taxes		Net Sales		Earnings Before Minority Interest and Income Taxes
(Dollars in Millions)	2006	2005	2006	2005	2006	2005	2006	2005
Pharmaceuticals	$3,154	$3,778	$498	$923	$10,713	$11,242	$2,277	$2,909

Nutritionals	582	547	161	157	1,729	1,621	531	516
Other Health Care	418	442	129	119	1,259	1,325	381	347

Health Care Group	1,000	989	290	276	2,988	2,946	912	863

Total Segments	4,154	4,767	788	1,199	13,701	14,188	3,189	3,772
Corporate/Other	—	—	(171)	427	—	—	(269)	(88)

Total	$4,154	$4,767	$617	$1,626	$13,701	$14,188	$2,920	$3,684

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

Note 16. Pension and Other Postretirement Benefit Plans (Continued)

Cost of the Company’s deferred benefits and postretirement benefit plans included the following components for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,				Nine Months Ended September 30,

	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits

(Dollars in Millions)	2006	2005	2006	2005	2006	2005	2006	2005
Service cost — benefits earned during the period	$58	$63	$2	$3	$175	$166	$7	$8
Interest cost on projected benefit obligation	86	97	7	10	260	259	28	31
Expected return on plan assets	(110)	(118)	(5)	(6)	(332)	(314)	(19)	(18)
Net amortization and deferral	48	62	1	—	144	166	1	—

Net periodic benefit cost	$82	$104	$5	$7	$247	$277	$17	$21

Contributions

For the three and nine months ended September 30, 2006, there were no cash contributions to the U.S. pension plans, and $16 million and $53 million, respectively, were contributed to the international pension plans. Although no minimum contributions will be required, the Company plans to make cash contributions to the U.S. pension plans in 2006. The Company expects contributions to the international pension plans for the year ended December 31, 2006 will be in the range of $70 million to $90 million. There was no cash funding for other benefits.

Those cash benefit payments from the Company, which are classified as contributions under SFAS No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits – an amendment of FASB Statements No. 87, 88 and 106, for the three and nine months ended September 30, 2006, totaled $9 million and $26 million, respectively, for pension benefits and $16 million and $50 million, respectively, for other postretirement benefits.

Note 17. Employee Stock Benefit Plans

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

The 2002 Stock Incentive Plan provides for the granting of common stock to key employees, subject to restrictions as to continuous employment. Restrictions generally expire over a four-year period from date of grant. Compensation expense is recognized over the restricted period. At September 30, 2006 and 2005, there were 6.4 million and 4.0 million shares of restricted stock and restricted stock units outstanding under the plan, respectively. For the three months ended September 30, 2006, approximately 55,000 shares of restricted stock and restricted stock units were granted with a weighted average fair value of $23.93 per common share. For the nine months ended September 30, 2006, approximately 3.0 million shares of restricted stock and restricted stock units were granted with a weighted average fair value of $22.81 per common share.

The 2002 Stock Incentive Plan also incorporates the Company’s long-term performance awards. These awards, which are delivered in the form of a target number of performance shares, have a three-year cycle. For 2006 to 2008, the awards will be based 50% on cumulative earnings per share and 50% on cumulative sales, with the ultimate payout modified by the Company’s total stockholder return versus the 11 companies in its proxy peer group. If threshold targets are not met for the performance period, no payment will be made under the long-term performance award plan. Maximum performance for all three measures will result in a maximum payout of 253% of target. At September 30, 2006 and 2005, there were 2.0 million and 1.9 million performance shares outstanding under the plan, respectively. In 2006, 0.6 million performance shares were granted with a fair value of $20.00 per common share.

Note 17. Employee Stock Benefit Plans (Continued)

Under the TeamShare Stock Option Plan which terminated on January 3, 2005, full-time employees, excluding key executives, were granted options to purchase the Company’s common stock at the market price on the date the options were granted. The Company authorized 66 million shares for issuance under the plan. Individual grants generally became exercisable evenly on the third, fourth and fifth anniversary of the grant date and have a maximum term of 10 years. Options on 35.5 million shares have been exercised under the plan as of September 30, 2006.

The Company’s results of operations for the three and nine months ended September 30, 2006 reflect the impact of SFAS No. 123(R) which includes the impact of the expensing of stock options. The results of operations for the three and nine months ended September 30, 2005 were not restated to reflect the impact of expensing of stock options and are prepared in accordance with APB No. 25. The following table summarizes stock-based compensation expense, net of tax, related to employee stock options, restricted stock, and long-term performance awards for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,

(Dollars in Millions)	2006	2005	2006	2005
Cost of products sold	$1	$—	$9	$—
Marketing, selling and administrative	13	9	55	28
Research and development	6	—	27	—

Total stock-based compensation expense	20	9	91	28
Deferred tax benefit	(7)	(3)	(32)	(9)

Stock-based compensation, net of tax	$13	$6	$59	$19

The table below reflects pro forma net income and diluted net income per share for the three and nine months ended September 30, 2005:

(Dollars in Millions Except per Share Data)	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005

Net Earnings:
As reported	$964	$2,501
Total stock-based employee compensation expense, included in reported net earnings, net of related tax effects	6	19
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(26)	(88)

Pro forma	$944	$2,432

Basic Earnings per Share:
As reported	$.49	$1.28
Pro forma	.48	1.25
Diluted Earnings per Share:
As reported	$.49	$1.27
Pro forma	.48	1.23

There were no costs related to stock-based compensation that were capitalized during the period.

A summary of option activity follows:

	Shares of Common Stock		Weighted-Average Exercise Price of Shares
(Shares in Millions)	Available for Option Award	Issued Under Plan
Balance at January 1, 2005	38	163	$38.87
Authorized	18	—	—
Granted	(20)	20	25.37
Exercised	—	(9)	16.26
Lapsed	10	(10)	37.67

Balance at December 31, 2005	46	164	38.45
Authorized	18	—	—
Granted	(13)	13	22.82
Exercised	—	(8)	20.94
Lapsed	5	(5)	34.29

Balance at September 30, 2006	56	164	38.20

Note 17. Employee Stock Benefit Plans (Continued)

The weighted-average grant-date fair value of options granted by the Company during the three months ended September 30, 2006 and 2005 was $5.12 and $5.28 respectively. The total intrinsic value of options exercised for the three month periods ended September 30, 2006 and 2005 was approximately $1 million and $2 million, respectively. During the three months ended September 30, 2006 and 2005, the Company received $7 million and $9 million in cash proceeds from the exercise of its stock options.

The weighted-average grant-date fair value of options granted by the Company during the nine months ended September 30, 2006 and 2005 was $4.29 and $5.51, respectively. The total intrinsic value of options exercised for the nine month periods ended September 30, 2006 and 2005 was $17 million and $69 million, respectively. During the nine months ended September 30, 2006 and 2005, the Company received $163 million and $127 million in cash proceeds from the exercise of its stock options. As of September 30, 2006, there was $113 million of total unrecognized compensation cost related to stock options.

The following table summarizes significant ranges of outstanding and exercisable options as of September 30, 2006 (shares in millions):

	Options Outstanding				Options Exercisable

Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (in Years)	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value (in millions)	Number Exercisable	Weighted- Average Remaining Contractual Life (in Years)	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value (in millions)
$20 - $30	83	7.13	$25.74	$55	44	6.19	$26.40	$23
$30 - $40	8.44		32.31	—	8.44		32.31	—
$40 - $50	41	3.07	47.04	—	42	3.07	47.04	—
$50 - $60	13	4.24	58.15	—	12	4.19	58.13	—
$60 and up	18	2.73	63.31	—	16	2.76	63.30	—

Total	163	5.05	38.18	—	122	4.09	41.72	—

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s average stock price of $24.84 on September 29, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of September 30, 2006 was 14 million. As of December 31, 2005, 113 million outstanding options were exercisable, and the weighted-average exercise price was $42.23.

Stock Option Valuation

The fair value of stock option stock-based payments are estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended September 30, 2006		Nine Months Ended September 30, 2006
Expected volatility	27.8%		26.3%
Risk-free interest rate	5.1%		4.6%
Dividend yield	4.7%		4.8%
Expected life	6.3	yrs	6.3	yrs

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

Note 17. Employee Stock Benefit Plans (Continued)

As stock-based compensation expense recognized in the consolidated statement of earnings for the first nine months of 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. In the Company’s pro forma information required under SFAS No. 123 for the periods prior to January 1, 2006, the Company accounted for forfeitures as they occurred.

Pro Forma Information Under SFAS No. 123 for Periods Prior to January 1, 2006

The weighted-average estimated per option value of employee stock options granted in the three and nine months ended September 30, 2005 was $5.28 and $5.51, respectively, using the Black-Scholes model with the following weighted-average assumptions:

	Three Months Ended September 30, 2005		Nine Months Ended September 30, 2005
Expected volatility	28.6%		29.4%
Risk-free interest rate	4.3%		4.4%
Dividend yield	4.7%		4.6%
Expected life	7.0	yrs	7.0	yrs

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

A summary of the status of the Company’s nonvested restricted shares and restricted share units as of September 30, 2006, and changes during the nine months ended September 30, 2006, is presented below:

(Shares in Thousands)	Number of Nonvested Shares	Weighted- Average Grant-Date Fair Value

Nonvested shares at January 1, 2006	4,162	$27.36
Granted	3,040	22.81
Vested	(458)	30.99
Forfeited	(329)	25.69

Nonvested shares at September 30, 2006	6,415	25.10

As of September 30, 2006, there was $108 million of total unrecognized compensation cost related to nonvested restricted stock and restricted stock units. That cost is expected to be recognized over a weighted-average period of 3.13 years. The total cost of non-vested shares and share units granted that was recognized as compensation expense during the three and nine months ended September 30, 2006 was $10 million and $27 million, respectively. The total fair value of shares and share units that vested during the three and nine months ended September 30, 2006 was $7 million and $15 million, respectively.

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

The Company changed its valuation technique based on further clarification provided in SFAS No. 123(R) and the fact that long-term performance awards contain a market condition and performance conditions that affect factors other than vesting (i.e., variable number of shares to be awarded), which should be reflected in the grant date fair value of an award. The Monte Carlo simulation model

Note 17. Employee Stock Benefit Plans (Continued)

utilizes multiple input variables that determine the probability of satisfying each market condition stipulated in the award grant and calculates the fair market value for the long-term performance awards. The valuation model used the following assumptions:

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

(Shares in Thousands)		Long-Term Performance Shares Outstanding

Grant Date	Performance Cycle Measurement Date	Weighted-Average Grant Date Fair Value	September 30, 2006
3/2/04	12/31/06	$28.11	423
3/1/05	12/31/07	25.45	969
3/7/06	12/31/08	20.00	606

At September 30, 2006, there was $3 million of total unrecognized compensation cost related to the performance share plan which is expected to be recognized over a weighted-average period of 2.03 years.

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

Note 18. Legal Proceedings and Contingencies

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

The most significant of these matters are described in Note 20. Legal Proceedings and Contingencies in the Company’s 2005 Form 10-K and in Note 17. Legal Proceedings and Contingencies in the Company’s 2006 Quarterly Reports on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006. With a few exceptions, the following discussion is limited to certain recent developments related to these previously described matters, and any new matters that have not previously been described in a prior report. Accordingly, the disclosure below should be read in conjunction with those earlier reports. Unless noted to the contrary, all matters described in those earlier reports remain outstanding and the status is consistent with what has previously been reported.

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

Note 18. Legal Proceedings and Contingencies (Continued)

INTELLECTUAL PROPERTY

PLAVIX* Litigation

PLAVIX* is currently the Company’s largest product ranked by net sales. Net sales of PLAVIX* were approximately $3.8 billion for the year ended December 31, 2005 and U.S. net sales of PLAVIX* were $3.2 billion. The PLAVIX* patents are subject to a number of challenges in the United States and other less significant markets for the product. It is not possible reasonably to estimate the impact of these lawsuits on the Company. However, loss of market exclusivity of PLAVIX* and sustained generic competition would be material to the Company’s sales of PLAVIX* and results of operations and cash flows, and could be material to the Company’s financial condition and liquidity. The Company and Sanofi intend to vigorously pursue enforcement of their patent rights in PLAVIX*.

United States

Patent Infringement Litigation

As previously reported, on March 21, 2006, the Company and Sanofi (the Companies) announced that they had executed a proposed settlement agreement (the March Agreement) with Apotex Inc. and Apotex Corp. (Apotex) to settle the patent infringement lawsuit pending between the parties in the U.S. District Court for the Southern District of New York. The lawsuit relates to the validity of a composition of a matter patent for clopidogrel bisulfate (the ‘265 Patent), a medicine made available in the United States by the companies as PLAVIX*. In response to concerns expressed by the Federal Trade Commission (FTC) and state attorneys general, the parties modified the March Agreement (the Modified Agreement). Also as previously reported, on July 28, 2006, the Companies announced that the Modified Agreement had failed to receive required antitrust clearance from the state attorneys general. Based on a provision in the Modified Agreement permitting either party to terminate their obligation to pursue the settlement if both required antitrust clearances were not received by July 31, 2006, Apotex delivered a notice to the Companies to terminate their obligations to pursue the settlement effective as of July 31, 2006. The Court held that the Modified Agreement prevented the Companies from seeking immediate relief to prevent Apotex from launching a generic version of clopidogrel bisulfate. On August 8, 2006, Apotex launched a generic version of clopidogrel bisulfate. On August 14, 2006, the Companies filed a motion for a preliminary injunction that sought an order (1) precluding Apotex from making further sales of its generic product; and (2) ordering Apotex to recall its generic product from its customers. The trial court held a hearing on the preliminary injunction motion on August 18 and 21, 2006. On August 31, 2006, the trial court issued a preliminary injunction in which it ordered that Apotex and those parties in concert with Apotex could not make further sales of generic clopidogrel bisulfate, but the Court did not order Apotex to recall product from its customers. The Companies were also required to post a bond in the amount of $400 million to provide security to Apotex should the Court conclude at the end of the patent litigation that the injunction was wrongly imposed. On September 1, 2006, the Company and Sanofi each posted $200 million to satisfy the requirement. The Company has pledged to the issuer of the bond collateral for its $200 million bond consisting of short-term, high quality securities. This collateral is reported as marketable securities on the consolidated balance sheet at September 30, 2006. Under the terms of the pledge agreement, the Company is entitled to receive the income generated from the marketable securities and to make certain investment decisions, but is restricted from using the $200 million pledged securities for any other purpose until such time the bond is cancelled.

On September 1, 2006, the Court denied Apotex’s motion to stay the preliminary injunction. Apotex filed an appeal of the preliminary injunction to the United States Court of Appeals for the Federal Circuit on September 5, 2006 and also filed a motion for stay of the injunction pending appeal on September 6, 2006, which the Federal Circuit denied on September 21, 2006. The Federal Circuit heard oral argument on Apotex’s appeal of the preliminary injunction on October 31, 2006.

The originally scheduled trial date for the litigation between the Companies and Apotex had been suspended pending possible finalization of the proposed settlement. The Court scheduled trial in the Apotex matter is set to begin on January 22, 2007.

On September 29, 2006, Apotex filed a motion to supplement its answer and counterclaims to add claims for breach of contract and antitrust counterclaims, and additional equitable defenses.

The Company’s U.S. territory partnership under its alliance with Sanofi is also a plaintiff in three additional pending patent infringement lawsuits instituted in the U.S. District Court for the Southern District of New York against Dr. Reddy’s Laboratories, Inc. and Dr. Reddy’s Laboratories, LTD (Dr. Reddy’s), Teva Pharmaceuticals USA, Inc. (Teva) and Cobalt Pharmaceuticals Inc. (Cobalt), all related to the ‘265 patent. The litigation against Dr. Reddy’s has been inactive due to the proposed Apotex settlement and this case is the subject if the Companies’ motion to consolidate with the Apotex case for trial. A separate trial date has not yet been set. The Companies filed a motion to consolidate the Dr. Reddy’s case with the Apotex case for trial. That motion is pending before the Court. The patent infringement actions against Teva and Cobalt have been stayed pending resolution of the Apotex litigation, and the parties to those actions have agreed to be bound by the outcome of the litigation in the District Court against Apotex.

Note 18. Legal Proceedings and Contingencies (Continued)

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

It is not possible at this time reasonably to assess the ultimate outcome of Apotex’s appeal of the preliminary injunction, the underlying patent litigation with Apotex or of the other PLAVIX* patent litigation, or the timing of any renewed generic competition for PLAVIX* from Apotex or additional generic competition for PLAVIX* from other third party generic pharmaceutical companies. However, if Apotex were to prevail in its appeal of the preliminary injunction order or in the underlying patent litigation, the Company would expect to face renewed generic competition for PLAVIX* from Apotex promptly thereafter. The full impact of Apotex’s launch of its generic clopidogrel bisulfate product on the Company cannot be reasonably estimated at this time and will depend on a number of factors, including, among others, the amount of generic product sold by Apotex and the pricing of Apotex’s generic product; whether the preliminary injunction is sustained on appeal; when the pending lawsuit is finally resolved and whether the Companies prevail; even if the preliminary injunction is sustained on appeal and the Companies prevail in the pending patent case, the extent to which the launch by Apotex will permanently adversely impact the pricing for PLAVIX*; whether the Companies launch an authorized generic clopidogrel bisulfate product; and, even if the Companies ultimately prevail in the pending lawsuit, the amount of damages, if any, that would be sought and/or recovered by the Companies and Apotex’s ability to pay such damages. The launch had a significant adverse effect on sales in the third quarter, which the Company estimates to be in the range of $525 million to $600 million. In the first, second and third quarters of 2006, U.S. net sales for PLAVIX* were $850 million, $988 million and $474 million, respectively. The Company expects that generic clopidogrel bisulfate that was sold into distribution channels will continue to satisfy a significant majority of prescription demand for the remainder of 2006. In addition, sales of generic clopidogrel bisulfate are expected to have a residual impact on PLAVIX* sales into 2007 – the amount and duration of which will depend on the amount of generic product that Apotex sold into the distribution channels, and the rate at which such product will continue to satisfy overall prescription demand. The Company cannot reliably estimate the 2007 impact at this point in time. As noted above, loss of market exclusivity of PLAVIX* and/or sustained generic competition would be material to the Company’s sales of PLAVIX*, results of operations and cash flows, and could be material to the Company’s financial condition and liquidity.

As previously disclosed, the Company and Sanofi had entered into a proposed settlement with Apotex of the pending PLAVIX* patent litigation, which failed to receive the required antitrust clearances.

As also previously disclosed, the Antitrust Division of the United States Department of Justice is conducting a criminal investigation regarding the proposed settlement. The Company is cooperating fully with the investigation. It is not possible at this time reasonably to assess the outcome of the investigation or its impact on the Company.

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

On September 12, 2006, the Board of Directors (the Board) announced that the Company’s then current chief executive officer and general counsel would be leaving their respective positions effective immediately. The announcement took place after the Board received and considered reports from the Company’s outside counsel on issues relating to the PLAVIX* patent litigation with Apotex and a preliminary recommendation from the Independent Advisor under the DPA (Monitor) to terminate the employment of such individuals. The Monitor’s recommendation followed an investigation initiated by the USAO investigation that is being conducted by the Monitor and the USAO into corporate governance issues relating to the Company’s negotiations on a proposed settlement with Apotex. The Company has been advised by the Monitor and the USAO that the investigation does not involve matters that are the subject of the ongoing investigation by the Antitrust Division of the Department of Justice into the PLAVIX* settlement agreement. At the time the Monitor made his preliminary recommendation, the Monitor and the USAO also advised the Company that they had not found a violation of the DPA or any unlawful conduct by the Company or its employees. The investigation is ongoing and has been expanded to include a review of whether there was any violation of Federal securities laws in connection with the proposed settlement with Apotex under the terms of the SEC Consent. The Monitor and USAO may make additional findings and recommendations in connection with the Monitor’s final report on the investigation. It is not possible at the time reasonably to assess the outcome of the investigation or its impact on the Company.

Note 18. Legal Proceedings and Contingencies (Continued)

Other Patent Infringement Litigation

On April 20, 2005, Apotex filed a complaint for declaratory judgment against Sanofi, Sanofi-Aventis, Inc., and Bristol-Myers Squibb Sanofi Pharmaceuticals Holding Partnership. The complaint seeks a declaratory judgment that the ‘265 patent is unenforceable due to alleged inequitable conduct committed during the prosecution of the patent. The defendants responded by submitting a motion to dismiss, which the court granted on September 12, 2005. Apotex filed an appeal to the United States Court of Appeals for the Federal Circuit. On March 24, 2006, the appellate court affirmed the Court’s dismissal of the complaint. Apotex did not pursue any further appeals and the time to do so has expired. Thus the Court’s decision is now final.

Antitrust Litigation

Four new lawsuits have been filed against the Company in U.S. District Court, Southern District of Ohio, Western Division, bringing to eighteen the number of lawsuits filed by various plaintiffs, including pharmacy chains (individually and as assignees, in whole or in part, of certain wholesalers), various health and welfare benefit plans/funds and individual residents of various states, since the announcement of the March agreement with Apotex in March 2006. These new lawsuits make essentially the same allegations as the prior fourteen suits, alleging, among other things, that the Apotex settlement violates the Sherman Act and related laws; however, three of the new cases include additional allegations regarding the criminal investigation by the USAO. Plaintiffs are seeking, among other things, permanent injunctive relief barring the Apotex settlement and/or monetary damages. The Company and Sanofi are named as defendants in each of the new lawsuits and Apotex is named as a defendant in three of these lawsuits and as an unnamed party in one lawsuit. The new cases are filed as purported class actions on behalf of direct purchasers and have been or are expected to be consolidated under the caption: In re: Plavix Direct Purchaser Antitrust Litigation. It is not possible at this time reasonably to assess the outcome of these lawsuits or their impact on the Company.

Shareholder Derivative Lawsuits

On September 1, 2006, certain members of the Board of Directors, current and former officers, and the Company were named in a derivative complaint, Steven W. Sampson v. Peter R. Dolan, et al., (06-CO-3104), filed in New York State Supreme Court. On September 14, 2006, certain members of the Board of Directors, current and former officers, and the Company were named in a derivative complaint, Americo Marchese v. Peter R. Dolan et al., (06-CV-7081), filed in the U.S District Court for the Southern District of New York. The complaints allege, among other things, breaches of fiduciary duty and claims for contribution and indemnification in relation to negotiations with Apotex regarding the PLAVIX* patent litigation. Among other things, the complaints seek money damages, injunctive remedies and other forms of equitable relief. It is not possible at this time reasonably to assess the outcome of these lawsuits or their impact on the Company.

Consumer Fraud Action

On October 17, 2006, the Company and Sanofi were named in a class action complaint, Skilstaf, Inc. v. Bristol-Myers Squibb, Sanofi-Aventis and Sanofi-Synthelabo, Inc. (06-CV-04965), filed in the U.S. District Court, District of New Jersey. The complaint alleges, among other things, that third party payors were misled into paying for their insureds’ prescriptions of PLAVIX*, despite PLAVIX* providing only minimal benefit to a certain set of patients, and more importantly, posing a serious risk of heart attack, stroke, serious blood disorders or death to people who were prescribed it prophylactically.

Among other things, the complaint seeks money damages and disgorgement. It is not possible at this time reasonably to assess the outcome of this lawsuit or to estimate the impact on the Company.

International

As previously reported, Sanofi-Synthelabo and Sanofi-Synthelabo Canada Inc. instituted a prohibition action in the Federal Court of Canada against Apotex Inc. and the Minister of Health in response to a Notice of Allegation (NOA) from Apotex Inc. directed against Canadian Patent 1,336,777 (the ‘777 patent) covering clopidogrel bisulfate. Apotex’s NOA indicated that it had filed an Abbreviated New Drug Submission (ANDS) for clopidogrel bisulfate tablets and that it sought approval (a Notice of Compliance) of that ANDS before the expiration of the ‘777 patent, which is scheduled for August 12, 2012. Apotex’s NOA further alleged that the ‘777 patent was invalid or not infringed. A hearing was held from February 21 to February 25, 2005. Also as previously reported, on March 21, 2005, the Canadian Federal Court of Ottawa rejected Apotex’s challenge to the Canadian PLAVIX* patent and held that the asserted claims are novel, not obvious and infringed, and granted Sanofi’s application for an order of prohibition against the Minister of Health and Apotex Inc. That order of prohibition precludes approval of Apotex’s ANDS until the patent expires in 2012, unless the Federal Court’s decision is reversed on appeal. Apotex has filed an appeal, which is scheduled to be heard on December 12-13, 2006.

As previously disclosed, in June of this year the Korean Intellectual Property Tribunal (IPT) invalidated all claims of Sanofi’s Korean Patent 103,094, including claims directed to clopidogrel and pharmaceutically acceptable salts and to clopidogrel bisulfate, and Sanofi has appealed. Sanofi has also commenced infringement actions against three generic pharmaceutical companies, one of which has launched a generic clopidogrel bisulfate product in Korea. The companies are evaluating the scope and potential impact of that launch. It is not possible at this time to reasonably assess the impact of these matters on the Company.

OTHER INTELLECTUAL PROPERTY LITIGATION

TEQUIN. As previously reported, the Company and Kyorin Pharmaceuticals Co., Ltd. (Kyorin) commenced a patent infringement action on March 23, 2004, against Teva Pharmaceuticals USA, Inc. and Teva Pharmaceuticals Industries, Ltd. in the United States District Court for the Southern District of New York, relating to the antibiotic gatifloxacin, for which Kyorin holds the composition of matter patent and which the Company sells as TEQUIN. Teva Pharmaceuticals Industries, Ltd. has since been dismissed from the case. This action relates to Teva’s filing of an Abbreviated New Drug Application (aNDA) for a generic version of gatifloxacin tablets with a certification that the composition of matter patent, which expires in December 2007 but which has been granted a patent term extension until December 2009, is invalid or not infringed. On August 22, 2006, the court approved a stipulation of dismissal jointly submitted by the parties. Under the stipulation, plaintiffs’ claims against Teva were dismissed without prejudice, Teva’s

Note 18. Legal Proceedings and Contingencies (Continued)

counterclaims concerning claim 4 of the ‘470 patent were dismissed with prejudice, and Teva’s remaining counterclaims were dismissed without prejudice. The case, accordingly, has been dismissed. The Company has discontinued the commercialization of TEQUIN for commercial reasons.

TEQUIN (injectable form). As previously reported, the Company and Kyorin commenced patent infringement actions on March 8, 2005, against Apotex, and against Sicor Pharmaceuticals, Inc., Sicor Inc., Sicor Pharmaceuticals Sales Inc., Teva Pharmaceuticals USA, Inc., and Teva Pharmaceutical Industries Ltd. in the United States District Court for the Southern District of New York, relating to injectable forms of the antibiotic gatifloxacin, for which Kyorin holds the composition of matter patent and which the Company sells as TEQUIN. The action related to Apotex’s and Sicor’s filing of aNDAs for generic versions of injectable gatifloxacin with p(IV) certifications that the composition of the matter patent, which expires December 2007 but which was granted a patent term extension until December 2009, is invalid. Also as previously reported, the filing of the lawsuits placed stays on the approvals of both Apotex’s and Sicor’s generic products until July/August 2007, unless there is a court decision adverse to the Company and Kyorin before that date. The Sicor case was consolidated with the above proceeding. In a stipulation approved by the U.S. District Court for the Southern District of New York on August 22, 2005, the parties agreed that the Apotex case will be stayed pending resolution of the Teva and Sicor cases, and that the parties will be bound by the outcome of the above litigation. The stipulation of dismissal of August 22, 2006, discussed in the previous paragraph also applied to the action against Sicor. The Apotex case remains pending.

ERBITUX*. As previously reported, in October 2003, Yeda Research and Development Company Ltd. (Yeda) filed suit against ImClone and Aventis Pharmaceuticals, Inc. in federal court claiming that three individuals associated with Yeda should be named as inventors of U.S. Patent No. 6,217,866, which covers the therapeutic combination of any EGFR – specific monoclonal antibody and anti-neoplastic agents, such as chemotherapeutic agents, for use in treatment of cancer. Trial on the matter was completed in early July 2006. On September 18, 2006, the Court issued an opinion and order in which it held that three researchers at Yeda were the sole inventors of the subject matter of the ‘866 patent, and giving complete ownership of the patent to Yeda. ImClone has filed an appeal of the Court’s decision. ImClone also filed a declaratory judgment action in the United States District Court for the Southern District of New York. The complaint alleges that if the Yeda researchers remain sole inventors of the ‘866 patent, the patent is invalid. The Company, which is not a party to this action, is unable to predict the outcome of these proceedings.

As a result of the Court’s decision, Yeda may seek damages for infringement with respect to past ERBITUX* sales and royalties on future ERBITUX* sales. Yeda also has the right to license the patent to others. Yeda’s license of the patent to third parties could result in product competition for ERBITUX* that might not otherwise occur. It is too early to assess whether and to what extent any such competitive impact will occur or to quantify any such impact. However, Yeda has announced that it has licensed the patent to Amgen Inc. (Amgen). Amgen recently received FDA approval to market an EGFR product that competes with ERBITUX*. Under its commercial agreement with ImClone, the Company pays a royalty to ImClone on sales of ERBITUX* that is not impacted by the Court’s decision.

The agreement between ImClone and the Company also includes provisions pursuant to which certain financial consequences to the Company resulting from the decision would be the responsibility of ImClone. In addition, the Company owns 14.4 million shares of ImClone common stock, which the Company accounts for under the equity method of accounting and has a carrying value of $97 million, or $6.71 per share at September 30, 2006. The market value of ImClone common stock at September 30, 2006 was $28.32. There can be no assurance that the Company will be able to realize fully the benefits of the contractual protections in its commercial agreement with ImClone or that there will not be any other financial consequences to the Company as a result of the Court’s decision.

ORENCIA. As previously reported, on January 6, 2006, Repligen and the Regents of the University of Michigan filed a complaint against the Company in the United States District Court for the Eastern District of Texas, Marshall Division. ORENCIA was launched in February 2006. The complaint alleges that the Company’s then-anticipated sales of ORENCIA will infringe U.S. Patent 6,685,541. On August 14, 2006, Zymogenetics, Inc. filed a complaint against the Company in the United States District Court for the District of Delaware. The complaint alleges that the Company’s manufacture and sales of ORENCIA infringe U.S. Patents 5,843,725 and 6,018,026. It is not possible at this time reasonably to assess the outcome of these lawsuits or their impact on the Company.

Securities Litigation

As previously reported, in September 2005, certain of the Company’s current and former officers were named in a purported class action, Starkman v. Bristol-Myers Squibb et al, filed in New York State Supreme Court alleging factual claims similar to the now resolved federal class action in the U.S. Southern District of New York related to alleged violations of federal securities laws and regulations in connection with sales incentives and wholesaler inventory levels, and asserting common law fraud and breach of fiduciary duty claims on behalf of certain of the Company’s stockholders. In October 2005, the Company removed the case to the United States District Court for the Southern District of New York. In November 2005, the plaintiff moved to remand the matter to state court. The matter was stayed until the Supreme Court, in March 2006, entered its decision in another case which held that holder class actions asserting securities fraud claims under state law, like Starkman, are preempted under federal law. Following oral argument, the Court denied plaintiff’s motion to remand in an order dated September 27, 2006.

Note 18. Legal Proceedings and Contingencies (Continued)

Pricing, Sales and Promotional Practices Litigation and Investigations

As previously disclosed, the Company, together with a number of defendants, is a defendant in a number of private civil matters relating to its pricing practices. In addition, the Company, together with a number of other pharmaceutical manufacturers, has received subpoenas and other document requests from various government agencies seeking records relating to its pricing, sales marketing practices and best price reporting, including ongoing investigations by the U.S. Attorney’s Office for the District of Massachusetts and the Civil Division of the Department of Justice. The Company continues to cooperate with these investigations.

With respect to the investigations, the Company is producing documents and actively cooperating in the investigations, which could result in the assertion of civil and/or criminal claims. The Company has reserves for liabilities in relation to pharmaceutical pricing and sales and marketing practices of $146 million. It is not possible at this time to reasonably assess the final outcome of these matters. However, the Company is in active discussions with the Boston U.S. Attorney’s Office and those discussions potentially could lead to an agreement in principal to resolve some or all of those matters as early as the fourth quarter of 2006. There can be no assurance when or whether such a settlement may be reached or, as to its terms. In accordance with GAAP, the Company has determined that the above amount represents minimum expected probable loss with respect to these matters, which loss could include the imposition of fines, penalties, administrative remedies and/or liability for additional rebate amounts. There is a significant possibility that eventual losses related to these matters may exceed the reserves, and the further impact could be material. The Company does not believe that the top-end of the range for these losses can be estimated. If the Company were not to prevail in final, non-appealable determinations of these investigations, the impact could be material.

With respect to the private civil matters, as previously reported, the Company, together with a number of other pharmaceutical manufacturers, is a defendant in private class actions, as well as suits brought by the attorneys general of several states and by numerous New York counties and the City of New York, which are pending in federal and state courts. In these actions, plaintiffs allege defendants caused the Average Wholesale Prices (AWPs) of their products to be inflated, thereby injuring government programs, entities and persons who reimbursed prescription drugs based on AWPs. The federal cases and several of the state attorneys general actions and suits of New York Counties and the City of New York have been consolidated for pre-trial purposes in the U.S. District Court for the District of Massachusetts (AWP MDL). The Court in the AWP MDL has certified three classes of persons and entities who paid for or reimbursed for seven of the Company’s physician-administered drugs. The trial for Classes 2 and 3 (insurance companies and health and welfare funds in Massachusetts) will commence on November 6, 2006 and will be a non-jury trial. A trial date for the claims of Class 1 (Medicare Part B beneficiaries nationwide) has not yet been set. It is not possible at this time reasonably to assess the outcome of these lawsuits or their impact on the Company.

As also previously reported, the Company is one of many defendants in two putative class actions, filed in federal courts in California and Alabama, respectively, allegedly on behalf of entities entitled to discounted pricing pursuant to Section 340B of the Public Health Services Act, which requires prescription drug manufacturers to offer discounts to qualified medical providers – generally those who disproportionately service poor people. In September, 2006, an order was entered dismissing the Alabama action without prejudice.

Product Liability Litigation

The Company is a party to product liability lawsuits. As previously reported, these lawsuits include certain over-the-counter medications containing phenylpropanolamine, while others involve hormone replacement therapy (HRT) products, polyurethane-covered breast implants and smooth-walled breast implants and the Company’s SERZONE prescription drug. In addition to lawsuits, the Company also faces unfiled claims involving these and other products.

Note 18. Legal Proceedings and Contingencies (Continued)

SERZONE. As previously reported, the plaintiffs in this mass-tort litigation allege, among other things, that the Company knew or should have known about the hepatic risks posed by SERZONE and failed to adequately warn physicians and users of the risks. On August 14, 2006, the Company agreed to proceed with the MDL settlement and not exercise its back-end opt-out right. Without admitting any wrongdoing or liability, on or around September 19, 2006, the Company reached an agreement in principle with respect to all claims in Canada regarding SERZONE. Pursuant to the terms of the proposed settlement, all claims will be dismissed, the litigation will be terminated, the defendants will receive releases and the Company committed to paying at least $1 million into funds for class members.

HRT LITIGATION. As previously reported, the plaintiffs in this mass-tort litigation allege, among other things, that various hormone therapy products, including hormone therapy products formerly manufactured by the Company (ESTRACE*, Estradiol, DELESTROGEN* and OVCON*) cause breast cancer, stroke, blood clots, cardiac and other injuries in women, that the defendants were aware of these risks and failed to warn consumers. As of September 30, 2006, the Company was a defendant in 389 lawsuits filed on behalf of approximately 1,734 plaintiffs in federal and state courts throughout the United States.

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

With respect to the latter matters for which the Company is responsible under various state, federal and foreign laws, the Company typically estimates potential costs based on information obtained from the Environmental Protection Agency, or counterpart state agency and/or studies prepared by independent consultants, including the total estimated costs for the site and the expected cost-sharing, if any, with other “potentially responsible parties”, and the Company accrues liabilities when they are probable and reasonably estimable. As of September 30, 2006, the Company estimated its share of the total future costs for these sites to be approximately $70 million, recorded as other liabilities, which represents the sum of best estimates or, where no simple estimate can reasonably be made, estimates of the minimal probable amount among a range of such costs (without taking into account any potential recoveries from other parties, which are not currently expected). The Company has paid less than $4 million (excluding legal fees) in each of the last five years for investigation and remediation of such matters, including liabilities under CERCLA and for other on-site remedial obligations.

On December 1, 2003, the Company and the New Jersey Department of Environmental Protection entered an Administrative Consent Order (ACO) concerning alleged violations of the New Jersey Air Pollution Control Act and its implementing regulations at the Company’s New Brunswick facility. Pursuant to the ACO, the Company agreed to submit a permit application creating a facility-wide emissions cap and to pay a small administrative fine. Both of these obligations were satisfied in early 2004. Subsequently, on February 15, 2005, the ACO was amended to provide that the Company would install a new cogeneration turbine at its New Brunswick facility by December 31, 2006, and would obtain applicable air permits by December 31, 2005. The Company obtained the required Operating Permit on September 19, 2006, purchased the new cogeneration turbine at a cost of approximately $5 million and has begun installing the turbine.

As previously reported, the Company is one of several defendants, including many of the major U.S. pharmaceutical companies, in a purported class action suit filed in Superior Court in Puerto Rico in February 2000 relating to air emissions from a government owned and operated wastewater treatment facility. In April 2006, the Company executed an individual settlement with the plaintiffs in the amount of $460,000, subject to certain conditions, including that the Court would decide to certify the case as a class action. The Court deferred decision on class certification pending its review of forthcoming expert reports on the facility’s current operations. The Court considered the expert reports at a hearing on October 31, 2006 and will conduct the class certification hearing in December 2006. Because the settlement conditions have not yet been met and the Company remains a party to the case, the Company’s ultimate financial liability could be greater than the proposed settlement amount.

Other Proceedings

On October 25, 2004, the SEC notified the Company that it is conducting an informal inquiry into the activities of certain of the Company’s German pharmaceutical subsidiaries and its employees and/or agents. On October 4, 2006, the SEC informed the Company that its inquiry is now formal. The SEC’s inquiry encompasses matters currently under investigation by the German prosecutor in Munich, Germany. The Company understands the inquiry and investigation concern potential violations of the Foreign Corrupt Practices Act and German law, respectively. The Company is cooperating with both the SEC and the German authorities. The Company has established an accrual which represents minimum expected probable losses with respect to the investigation by the German prosecutor. It is not possible at this time reasonably to assess the outcome of these lawsuits or their impact on the Company.

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

PLAVIX*

The Company has previously disclosed certain developments in the pending PLAVIX* (clopidogrel bisulfate) patent litigation with Apotex Corp. and Apotex Inc. (Apotex) and the announcement on August 8, 2006 by Apotex that it had launched a generic clopidogrel bisulfate product that competes with PLAVIX*.

The at-risk launch of generic clopidogrel bisulfate had a significant adverse effect on sales in the third quarter, which the Company estimates to be in the range of $525 million to $600 million. In the first, second and third quarters of 2006, U.S. net sales for PLAVIX* were $850 million, $988 million and $474 million, respectively. Estimated total U.S. prescription demand for clopidogrel bisulfate (branded and generic) increased by 14% in the third quarter of 2006 compared to 2005, while estimated total U.S. prescription demand for branded PLAVIX* decreased by 32% in the same period. As a result of the lower demand for branded PLAVIX*, the number of months of PLAVIX* inventory in the U.S. wholesaler distribution channel increased to 1.5 months on hand at September 30, 2006.

The Company expects that generic clopidogrel bisulfate that was sold into distribution channels will continue to satisfy a significant majority of prescription demand for the remainder of 2006. In addition, sales of generic clopidogrel bisulfate are expected to have a residual impact on PLAVIX* sales into 2007—the amount and duration of which will depend on the amount of generic product that Apotex sold into the distribution channels, and the rate at which such product will continue to satisfy overall prescription demand. The Company cannot reliably estimate this impact at this point in time.

On August 31, 2006, the U.S. District Court for the Southern District of New York (the Court) granted the motion by the Company and its product partner, Sanofi-Aventis (Sanofi), for a preliminary injunction to halt further sales of Apotex’s generic clopidogrel bisulfate product. The Court did not order Apotex to recall products sold or shipped. Apotex has appealed the Court’s preliminary injunction order. A hearing on that appeal was held on October 31, 2006. As previously disclosed, the composition of matter patent for PLAVIX* which expires in 2011, is subject to litigation in the U.S. with Apotex. The trial in the underlying patent litigation has been set for January 22, 2007. If Apotex were to prevail in its appeal of the preliminary injunction order or at the trial in the underlying patent litigation, the Company would expect to face renewed generic competition for PLAVIX* promptly thereafter. There are other pending PLAVIX* patent litigations in the United States and in other less significant markets for the product. The Company continues to believe that the PLAVIX* patents are valid and infringed, and with Sanofi, is vigorously pursuing these cases.

It is not possible at this time reasonably to assess the ultimate outcome of Apotex’s appeal of the preliminary injunction, the underlying patent litigation with Apotex or of the other PLAVIX* patent litigation or the timing of any renewed generic competition for PLAVIX* from Apotex or additional generic competition for PLAVIX* from other third party generic pharmaceutical companies. The full impact of Apotex’s launch of its generic clopidogrel bisulfate product on the Company cannot be reasonably estimated at this time and will depend on a number of factors, including, among others, the amount of generic product sold by Apotex and the pricing of Apotex’s generic product; whether the preliminary injunction is sustained on appeal; when the pending lawsuit is finally resolved and whether the Companies prevail; even if the preliminary injunction is sustained on appeal and the Companies prevail in the pending patent case, the extent to which the launch by Apotex will permanently adversely impact the pricing of PLAVIX*; whether the Companies launch an authorized generic clopidogrel bisulfate product; and even if the Companies ultimately prevail in the pending lawsuit, the amount of damages, if any, that would be sought and/or recovered by the Companies and Apotex’s ability to pay such damages. Loss of market exclusivity of PLAVIX* and/or the development of sustained generic competition would be material to the Company’s sales of PLAVIX*, results of operations and cash flows, and could be material to the Company’s financial condition and liquidity. PLAVIX* is the Company’s largest product by net sales, and U.S. net sales for PLAVIX* in 2005 were $3.2 billion.

As previously disclosed, the Antitrust Division of the United States Department of Justice is conducting a criminal investigation regarding the proposed settlement of the pending patent PLAVIX* litigation with Apotex. The Company is cooperating fully with the investigation. It is not possible at this time reasonably to assess the outcome of the investigation or its impact on the Company. It is also not possible at this time reasonably to assess the impact of the investigation, if any, on the Company’s compliance with the Deferred Prosecution Agreement (DPA) with the United States Attorney’s Office for the District of New Jersey (USAO). Also as previously disclosed, the USAO initiated an investigation that is being conducted by the Independent Advisor under the DPA (Monitor) and the USAO into corporate governance issues relating to the Company’s negotiations of the proposed settlement with Apotex. This investigation has been expanded to include a review of whether there was any violation of Federal securities laws in connection with the proposed settlement with Apotex under the terms of the previously disclosed Consent Order the Company entered into with the U.S. Securities and Exchange Commission in August 2004 (SEC Consent). It is not possible at this time reasonably to assess the outcome of the investigation or its impact on the Company.

For additional discussion of legal matters, including the PLAVIX* patent litigation, the Antitrust Division investigation related to the proposed settlement with Apotex and the terms of the DPA and SEC Consent, see “Item 1. Financial Statements—Note 18. Legal Proceedings and Contingencies” and “—SEC Consent Order and Deferred Prosecution Agreement” below.

New Product and Pipeline Developments

In September 2006, the Committee for Medicinal Products for Human Use of the European Medicines Agency (EMEA) recommended a marketing authorization for SPRYCEL (dasatinib) for the treatment of adults with chronic, accelerated, or myeloid or lymphoid blast phase chronic myeloid leukemia with resistance or intolerance to prior therapy, including GLEEVEC* (imatinib mesylate) or Philadelphia chromosome-positive acute lymphoblastic leukemia with resistance or intolerance to prior therapy. The Company received approval for SPRYCEL from the U.S. Food and Drug Administration (FDA) in June 2006.

In September 2006, the Company and Gilead Sciences, Inc. (Gilead) submitted ATRIPLA* (efavirenz 600 mg/ emtricitabine 200 mg / tenofovir disoproxil fumarate 300 mg) for regulatory approval in Canada. In addition, the Company, Gilead and Merck & Co., Inc. submitted a Marketing Authorization Application for ATRIPLA* to the EMEA in October 2006. ATRIPLA*, the first-ever once-daily single tablet three-drug regimen for human immunodeficiency virus (HIV) intended as a stand-alone therapy or in combination with other antiretrovirals, received approval from the FDA in July 2006.

The Company and Otsuka Pharmaceutical Co., Ltd. (Otsuka) received approval from the FDA in September 2006 and the EMEA in October 2006 for ABILIFY* Injection, the first ready-to-use single-dose vial of an atypical antipsychotic to control agitation in adults with schizophrenia and bipolar mania.

In October 2006, the Company received FDA approval of a new once-daily 300 mg single capsule formulation of REYATAZ for the treatment of HIV-1 infection in adults as part of combination therapy, which can replace two REYATAZ 150 mg capsules in appropriate patients. The Company now has one-pill, once-daily HIV medicine options available in three drug classes as part of combination therapy.

The Company launched BARACLUDE for the treatment of chronic hepatitis B virus infection in several new markets during the third quarter of 2006, including Germany, France, the United Kingdom and Japan. BARACLUDE is currently approved in more than 50 countries worldwide, including the U.S. and China.

In August 2006, the Company and Sanofi received approval from both the FDA and the EMEA for an additional indication for PLAVIX* to reduce the rate of death from any cause and the rate of a combined endpoint of re-infarction, stroke or death in patients with acute ST-segment elevation myocardial infarction (STEMI). An estimated 300,000 Americans suffer STEMI events each year, and survivors are at high risk of suffering another atherothrombotic event. PLAVIX* has now received indications to reduce the risk of atherothrombotic events across the entire spectrum of acute coronary syndrome (ACS), which affects more than 2.8 million people in the U.S. and Europe. The STEMI indication was based on large-scale clinical trials involving more than 40,000 patients, highlighting the importance of intellectual property protection, which is essential to explore the full potential of medicines.

In October 2006, the Company moved its investigational anti-thrombosis compound apixaban into Phase III development. Apixaban is an oral direct factor Xa inhibitor. Apixaban has potential prophylactic and therapeutic value in a broad range of thrombotic conditions, including prevention and treatment of venous thromboembolism (including deep vein thrombosis and pulmonary embolism (PE)), prevention of stroke associated with atrial fibrillation (AF), and prevention of the arterial thromboembolic events associated with ACS. AF is the most common heart beat abnormality (arrhythmia) in the U.S., with more than 2 million people diagnosed and living with this disorder – a number which is expected to double in the next 20 years. An estimated one in four people will be diagnosed with AF during their lifetime and AF is responsible for one out of every six strokes.

The following discussions of the Company’s three-month and nine-month results of continuing operations exclude the results related to the Oncology Therapeutics Network (OTN) business, which was previously presented as a separate segment, and have been segregated from continuing operations and reflected as discontinued operations for all periods presented. See “—Discontinued Operations” below.

Three Months Results of Operations

	Three Months Ended September 30,
				% of Net Sales
(Dollars in Millions)	2006	2005	% Change	2006	2005
Net Sales	$4,154	$4,767	(13)%
Earnings from Continuing Operations before Minority Interest and Income Taxes	$617	$1,626	(62)%	14.9%	34.1%
Provision for Income Taxes	$193	$507	(62)%
Effective tax rate	31.3%	31.2%
Earnings from Continuing Operations	$338	$964	(65)%	8.1%	20.2%

As previously discussed above, the at-risk launch of generic clopidogrel bisulfate had a significant negative impact on PLAVIX* sales for the third quarter, which the Company estimates to be in the range of $525 million to $600 million. U.S. sales for PLAVIX* in 2005 were $3.2 billion. In the first, second and third quarters of 2006, U.S. sales for PLAVIX* were $850 million, $988 million and $474 million, respectively.

Third quarter 2006 net sales from continuing operations decreased 13%, including a 1% favorable foreign exchange impact to $4.2 billion compared to the same period in 2005. U.S. net sales decreased 18% to $2.2 billion in 2006 for the quarter compared to 2005, driven by the impact of generic clopidogrel bisulfate and the loss of exclusivity of PRAVACHOL in the U.S. in April 2006, partially offset by strong performance of the remaining pharmaceutical growth drivers and new products. International net sales decreased 7%, including a 2% favorable foreign exchange impact, to $2.0 billion primarily due to an increase in generic competition.

The composition of the change in sales is as follows:

	Total Change	Analysis of % Change
Three Months Ended September 30,		Volume	Price	Foreign Exchange
2006 vs. 2005	(13)%	(15)%	1%	1%

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

	Three Months Ended September 30,
	Net Sales			% of Total Net Sales
(Dollars in Millions)	2006	2005	% Change	2006	2005
Pharmaceuticals	$3,154	$3,778	(17)%	75.9%	79.3%
Nutritionals	582	547	6%	14.0%	11.5%
Other Health Care	418	442	(5)%	10.1%	9.2%

Health Care Group	1,000	989	1%	24.1%	20.7%

Total	$4,154	$4,767	(13)%	100.0%	100.0%

The Company recognizes revenue net of various sales adjustments to arrive at net sales as reported on the Consolidated Statement of Earnings. These adjustments are referred to as gross-to-net sales adjustments. The following table sets forth the reconciliation of the Company’s gross sales to net sales by each significant category of gross-to-net sales adjustments:

	Three Months Ended September 30,
(Dollars in Millions)	2006	2005
Gross Sales	$4,859	$5,674

Gross-to-Net Sales Adjustments
Prime Vendor Charge-Backs	(177)	(241)
Women, Infants and Children (WIC) Rebates	(228)	(212)
Managed Health Care Rebates and Other Contract Discounts	(81)	(129)
Medicaid Rebates	(36)	(143)
Cash Discounts	(53)	(67)
Sales Returns	(45)	(46)
Other Adjustments	(85)	(69)

Total Gross-to-Net Sales Adjustments	(705)	(907)

Net Sales	$4,154	$4,767

The decrease in gross-to-net adjustments for the three months ended September 30, 2006 compared to the same period in 2005 was affected by a number of factors, including customer mix and a portfolio shift, in each case towards products that required lower rebates, as well as changes in contract status. The decrease in prime vendor charge-backs was primarily the result of volume erosion on highly rebated PARAPLATIN and TAXOL® (paclitaxel) due to generic competition as well as the impact from the discontinued commercialization of TEQUIN. Managed health care rebates decreased as a result of exclusivity loss of PRAVACHOL, which also reduced Medicaid rebates. In addition, the shift in patient enrollment, from Medicaid to Medicare under Medicare Part D, resulted in a decrease in Medicaid rebate accruals, partially offset by a corresponding increase in managed health care rebate accruals.

Pharmaceuticals

The composition of the change in pharmaceutical sales is as follows:

	Total Change	Analysis of % Change
Three Months Ended September 30,		Volume	Price	Foreign Exchange
2006 vs. 2005	(17)%	(19)%	1%	1%

Worldwide Pharmaceutical sales decreased 17%, including a 1% favorable foreign exchange impact, to $3,154 million in the third quarter of 2006 compared to the same period in 2005. The products the Company views as growth drivers - PLAVIX*, AVAPRO*/AVALIDE*, ABILIFY*, REYATAZ and ERBITUX* - decreased by 8% in the third quarter of 2006 as compared to the same period in 2005. Excluding all PLAVIX* sales, worldwide sales of the other growth drivers increased by 26% as compared to the same period in 2005.

U.S. pharmaceutical sales decreased 22% to $1,619 million in the third quarter of 2006 compared to the same period in 2005, primarily due to the at-risk launch of generic clopidogrel bisulfate in August 2006 and loss of exclusivity of PRAVACHOL; offset by continued growth of ERBITUX*, ABILIFY*, the SUSTIVA franchise, REYATAZ and AVAPRO*/AVALIDE* and sales of new products ORENCIA, BARACLUDE and SPRYCEL. In aggregate, estimated U.S. wholesaler inventory levels of the Company’s key pharmaceutical products sold by the U.S. Pharmaceutical business at the end of the third quarter increased to approximately three weeks as compared to slightly over two weeks at the end of the second quarter, primarily due to the lower demand for PLAVIX* resulting from the impact of the at-risk launch of generic clopidogrel bisulfate.

International pharmaceutical sales decreased 9%, including a 2% favorable foreign exchange impact, to $1,535 million for the third quarter of 2006 compared to the same period in 2005. The decrease was mainly due to a decline in PRAVACHOL and TAXOL® (paclitaxel) resulting from increased generic competition in Europe, partially offset by increased sales of newer products including REYATAZ, ABILIFY* and BARACLUDE. The Company’s reported international sales do not include copromotion sales reported by its alliance partner, Sanofi, for PLAVIX* and AVAPRO*/AVALIDE*, which continued to show growth in the third quarter of 2006.

Key pharmaceutical products and their sales, representing 77% of total pharmaceutical sales in the third quarter of 2006 and 2005, are as follows:

	Three Months Ended September 30,
(Dollars in Millions)	2006	2005	% Change
Cardiovascular
PLAVIX*	$630	$980	(36)%
PRAVACHOL	192	527	(64)%
AVAPRO*/AVALIDE*	277	251	10%
COUMADIN	53	57	(7)%
MONOPRIL	34	49	(31)%
Virology
REYATAZ	233	176	32%
SUSTIVA Franchise (total revenue)	201	170	18%
ZERIT	38	51	(25)%
BARACLUDE	22	2	* *
Other Infectious Diseases
CEFZIL	18	48	(63)%
Oncology
ERBITUX*	175	107	64%
TAXOL® (paclitaxel)	137	175	(22)%
SPRYCEL	11	—	—
Affective (Psychiatric) Disorders
ABILIFY* (total revenue)	313	260	20%
EMSAM*	3	—	—
Immunoscience
ORENCIA	34	—	—
Other Pharmaceuticals
EFFERALGAN	62	66	(6)%

**	In excess of 200%.

•	Sales of PLAVIX*, a platelet aggregation inhibitor that is part of the Company’s alliance with Sanofi, decreased 36%, including a 1% favorable foreign exchange impact, to $630 million in the third quarter of 2006 from $980 million in the same period in 2005. Sales of PLAVIX* decreased 43% in the U.S. in the third quarter of 2006 to $474 million from $833 million in the same period in 2005. For further information on U.S. PLAVIX* sales, see discussion under “— PLAVIX*” above. While market exclusivity for PLAVIX* is expected to expire in 2011 in the U.S. and 2013 in the major European markets, the composition of matter patent for PLAVIX* is the subject of litigation, including the litigation with Apotex noted above. Apotex has appealed the court’s grant of a preliminary injunction, and trial in the underlying patent case is scheduled for January 22, 2007. If Apotex were to prevail in its appeal of the preliminary injunction order, or at trial in the underlying patent litigation or if there is additional competition for PLAVIX* from third party generic pharmaceutical companies, PLAVIX* would face renewed generic competition. For additional information on the PLAVIX* patent litigation, see “Item 1. Financial Statements—Note 18. Legal Proceedings and Contingencies” and “—PLAVIX*” above.

•	Sales of PRAVACHOL, an HMG Co-A reductase inhibitor, decreased 64%, including a 1% favorable foreign exchange impact, to $192 million in the third quarter of 2006 from $527 million in the same period in 2005, due to market exclusivity expiration in the U.S. in April 2006 resulting in generic competition for most strengths and generic competition in key European markets, including France, in July 2006. Estimated total U.S. prescription demand decreased approximately 82% compared to 2005. Market exclusivity in the European Union (EU) ended in 2004, with the exception of Sweden, where expiration occurred in March 2006, Italy, where expiration will occur in January 2008, and France, where generic competition that was not authorized by the Company commenced in July 2006. As previously disclosed, the Company authorized Watson Pharmaceutical, Inc. (Watson) to distribute pravastatin sodium tablets in the U.S.

•

Sales of AVAPRO*/AVALIDE*, an angiotensin II receptor blocker for the treatment of hypertension that is also part of the Sanofi alliance, increased 10%, including a 2% favorable foreign exchange impact, to $277 million in the third quarter of 2006 from $251 million in the same period in 2005. U.S. sales increased 8% to $159 million in the third quarter of 2006 from $147 million in the same period in 2005, primarily due to higher average net selling prices and higher demand. Estimated total U.S. prescription demand increased approximately 3% compared to 2005. International sales increased 13%, including a 4% favorable foreign exchange impact, to $118 million compared to $104 million in the same period in

2005. Market exclusivity for AVAPRO*/AVALIDE* (known in the EU as APROVEL*/KARVEA*) is expected to expire in 2011 in the U.S. and 2012 in major European markets; AVAPRO*/AVALIDE* is not currently marketed in Japan.

•	Sales of COUMADIN, an oral anti-coagulant used predominantly in patients with AF or deep venous thrombosis/PE, decreased 7%, including a 1% favorable foreign exchange impact, to $53 million in the third quarter of 2006 compared to $57 million in the same period in 2005, primarily due to lower demand driven by continued competition, partially offset by higher average net selling prices. Estimated total U.S. prescription demand decreased approximately 19% compared to 2005. Market exclusivity for COUMADIN expired in the U.S. in 1997.

•	Sales of MONOPRIL, a second generation angiotensin converting enzyme inhibitor for the treatment of hypertension, decreased 31%, including a 1% favorable foreign exchange impact, to $34 million in the third quarter of 2006 from $49 million in the same period of 2005, primarily due to product supply issues. Market exclusivity protection for MONOPRIL expired in 2003 in the U.S. and has expired in countries in the EU except France and Italy where it will expire in 2008. MONOPRIL is not currently marketed in Japan.

•	Sales of REYATAZ, a protease inhibitor for the treatment of HIV, increased 32%, including a 2% favorable foreign exchange impact, to $233 million in the third quarter of 2006 from $176 million in the same period in 2005, primarily due to increased demand in the U.S, Europe and Latin America. Estimated total U.S. prescription demand increased approximately 15% compared to 2005. International sales increased 46%, including a 4% favorable foreign exchange impact, to $104 million in the third quarter of 2006 from $71 million in the same period in 2005. Market exclusivity for REYATAZ is expected to expire in 2017 in the U.S., Japan and major European markets.

•	Total revenue for the SUSTIVA franchise, a non-nucleoside reverse transcriptase inhibitor for the treatment of HIV, increased 18%, including a 2% favorable foreign exchange impact, to $201 million in the third quarter of 2006 from $170 million in the same period in 2005. Estimated total U.S. prescription demand for the SUSTIVA franchise increased approximately 12% compared to 2005. Total revenue for the SUSTIVA franchise include sales of SUSTIVA as well as revenue from bulk efavirenz included in the combination therapy, ATRIPLA*, which is sold through a joint venture with Gilead. The Company records revenue for the bulk efavirenz component of ATRIPLA* upon sales of ATRIPLA* by the Gilead joint venture to third party customers. Market exclusivity for SUSTIVA is expected to expire in 2013 in the U.S. and in countries in the EU; the Company does not, but others do, market SUSTIVA in Japan. For additional information on revenue recognition of SUSTIVA, see “Item 1. Financial Statements—Note 2. Alliances and Investments.”

•	Sales of ZERIT, an antiretroviral agent used in the treatment of HIV, decreased 25%, including a 1% favorable foreign exchange impact, to $38 million in 2006 from $51 million in 2005, primarily as a result of lower demand in both the U.S. and Europe. U.S. prescriptions decreased by approximately 30% compared to 2005. Market exclusivity for ZERIT is expected to expire in 2008 in the U.S., Japan, Finland, Italy and the United Kingdom and in 2009 in Austria.

•	Sales of BARACLUDE, an oral antiviral agent for the treatment of chronic hepatitis B, were $22 million for the third quarter of 2006 compared to $2 million in the same period of 2005. BARACLUDE was launched in Germany, France, the United Kingdom and Japan in September 2006. The Company has a composition of matter patent that expires in the U.S. in 2010 and in Germany, France and the United Kingdom in 2011.

•	Sales of CEFZIL, an antibiotic for the treatment of mild to moderately severe bacterial infections, decreased 63% to $18 million in 2006 from $48 million in 2005, primarily due to generic competition in the U.S. Market exclusivity for CEFZIL expired in December 2005 in the U.S. and is expected to expire between 2007 and 2009 in countries in the EU.

•

Sales of ERBITUX*, which is sold by the Company almost exclusively in the U.S., increased 64% to $175 million in the third quarter of 2006 from $107 million in the same period in 2005, driven by increased demand for usage in the treatment of both head and neck cancer and colorectal cancer. ERBITUX* is marketed by the Company under a distribution and copromotion agreement with ImClone Systems Incorporated (ImClone). A use patent relating to combination therapy with cytotoxic treatments expires in 2017. There is no patent covering monotherapy. Currently, generic versions of biological products cannot be approved under U.S. law. However, the law could change in the future. Even in the absence of new legislation, the FDA is taking steps toward allowing generic versions of certain biologics. Competitors seeking approval of biological products must file their own safety and efficacy data, and address the challenges of biologics manufacturing, which involves more complex processes and are more costly than those of traditional pharmaceutical operations. The Company’s right to market ERBITUX* in North America and Japan under its agreement with ImClone expires in September 2018. The Company does not, but others do, market ERBITUX* in countries in the EU. As previously disclosed, ImClone and Yeda Research and Development Company Ltd. (Yeda) have been in litigation over the ownership of the use patent for combination therapy with cytotoxic treatments relating to ERBITUX*. In September 2006, the court granted Yeda the complete ownership of that patent. ImClone has appealed the court’s decision. For further information pertaining to legal proceedings involving Yeda, see “Item 1. Financial Statements—Note 18. Legal Proceedings and Contingencies,” and “Item 1. Financial Statements—Note 2. Alliances and Investments.”

•	Sales of TAXOL® (paclitaxel), an anti-cancer agent sold almost exclusively in non-U.S. markets, decreased 22%, including a 1% unfavorable foreign exchange impact, to $137 million in the third quarter of 2006 from $175 million in the same period in 2005, primarily due to increased generic competition in Europe and generic entry in Japan during the third quarter. Market exclusivity for TAXOL® (paclitaxel) expired in 2000 in the U.S., and in 2003 in countries in the EU. Two generic paclitaxel products have received regulatory approval in Japan, and one generic product has entered the market.

•	SPRYCEL, an oral inhibitor of multiple tyrosine kinases, for the treatment of adults with chronic, accelerated, or myeloid or lymphoid blast phase chronic myloid leukemia with resistance or intolerance to prior therapy, including GLEEVEC* (imatinib meslylate), was launched in the U.S. in July 2006. Sales for the third quarter of 2006 were $11 million. Market exclusivity for SPRYCEL is expected to expire in 2020 in the U.S.

•	Total revenue for ABILIFY*, an antipsychotic agent for the treatment of schizophrenia, acute bipolar mania and bipolar disorder, increased 20%, including a 1% favorable foreign exchange impact, to $313 million in the third quarter of 2006 from $260 million in the same period in 2005. U.S. sales increased 21% to $260 million in the third quarter of 2006 from $214 million in the same period in 2005, primarily due to higher demand. Estimated total U.S. prescription demand increased approximately 18% compared to the same period last year. Total revenue for ABILIFY* primarily consists of alliance revenue representing the Company’s 65% share of net sales in countries where it copromotes with Otsuka and the product is sold by an Otsuka affiliate as a distributor. Otsuka’s market exclusivity protection for ABILIFY* is expected to expire in 2014 in the U.S. (including the granted patent term extension). The Company also has the right to copromote ABILIFY* in several European countries (the United Kingdom, France, Germany and Spain) and to act as exclusive distributor for the product in the rest of the EU. Market exclusivity protection for ABILIFY* is expected to expire in 2009 for countries in the EU (and may be extended until 2014 if pending supplemental protection certificates are granted). The Company’s contractual right to market ABILIFY* expires in November 2012 in the U.S. and Puerto Rico and, for the countries in the EU where the Company has the exclusive right to market ABILIFY* until June 2014. For additional information on revenue recognition of ABILIFY*, see “Item 1. Financial Statements—Note 2. Alliances and Investments.”

•	EMSAM*, a transdermal patch for the delivery of a monoamine oxidase inhibitor for the treatment of major depressive disorder in adults, was launched in the U.S. in April 2006. Sales for the third quarter of 2006 were $3 million. In the third quarter of 2006, as a result of lower than expected sales for EMSAM*, the Company recorded a $27 million impairment charge for EMSAM* related assets. EMSAM* was developed by Somerset Pharmaceuticals, Inc., a joint venture between Mylan Laboratories, Inc. and Watson. The Company has obtained exclusive distribution rights to commercialize EMSAM* in the U.S. and Canada and markets EMSAM* in the U.S. through its existing neuroscience sales force. As a new drug formulation, EMSAM* received three years of Hatch-Waxman data exclusivity, which expires in 2009 in the U.S.

•	ORENCIA, a fusion protein indicated for adult patients with moderate to severe rheumatoid arthritis who have had an inadequate response to one or more currently available treatments, such as methotrexate or anti-tumor necrosis factor therapy, was launched in the U.S. in February 2006. Sales for the third quarter of 2006 were $34 million. The Company has a composition of matter patent that expires in the U.S. in 2016 and the patent may be eligible for patent term restoration, which could possibly extend the term. As noted above, generic versions of biological products cannot be approved under U.S. law, but the law could change in the future.

•	Sales of EFFERALGAN, a formulation of acetaminophen for pain relief, sold principally in Europe decreased 6%, including a 4% favorable foreign exchange impact, to $62 million in the third quarter of 2006 from $66 million in the same period in 2005, primarily due to the timing of orders in 2005 as a result of a price decrease in a key market in Europe.

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

Estimated End-User Demand

U.S. Pharmaceuticals

The following tables set forth for each of the Company’s top 15 pharmaceutical products (based on 2005 annual net sales) and other products that the Company views as current and future growth drivers sold by the U.S. Pharmaceuticals business, for the three months ended September 30, 2006 compared to the same periods in the prior year: (a) changes in reported U.S. net sales for the period; (b) estimated total U.S. prescription growth for the retail and mail order channels and the estimated U.S. therapeutic category share of the applicable product, calculated by the Company based on NPA data provided by IMS; and (c) estimated total U.S. prescription change for the retail and mail order channels and the estimated U.S. therapeutic category share of the applicable product, calculated by the Company based on Next-Generation Prescription Services (NGPS) data provided by IMS.

	Three Months Ended September 30, 2006			Month Ended September 30, 2006
	% Change in U.S. Net Sales(a)	% Change in U.S. Total Prescriptions		Estimated TRx Therapeutic Category Share %(d)
		NPA Data (b)	NGPS Data (c)	NPA Data (b)	NGPS Data (c)
ABILIFY* (total revenue)	21	18	18	12	12
AVAPRO*/AVALIDE*	8	3	1	14	14
BARACLUDE(e)	* *	* *	* *	23	20
CEFZIL	(96)	(96)	(96)	—	—
COUMADIN	(8)	(19)	(18)	16	16
ERBITUX* (f)	63	N/A	N/A	N/A	N/A
GLUCOPHAGE* Franchise	(47)	(51)	(51)	1	1
KENALOG (g)	—	N/A	N/A	N/A	N/A
ORENCIA(h)	—	N/A	N/A	N/A	N/A
PARAPLATIN (f)	(44)	N/A	N/A	N/A	N/A
PLAVIX*	(43)	(32)	(35)	23	21
PRAVACHOL	(75)	(82)	(82)	1	1
REYATAZ	23	15	17	33	33
SPRYCEL	—	—	—	3	3
SUSTIVA Franchise (j) (total revenue)	27	12	13	32	32
TEQUIN	(90)	(91)	(91)	—	—
VIDEX/VIDEX EC	(57)	(55)	(56)	1	1
ZERIT	(21)	(30)	(29)	5	5

	Three Months Ended September 30, 2005			Month Ended September 30, 2005
	% Change in U.S. Net Sales(a)	% Change in U.S. Total Prescriptions		Estimated TRx Therapeutic Category Share %(d)
		NPA Data (b)	NGPS Data (c)	NPA Data (b)	NGPS Data (c)
ABILIFY* (total revenue)	41	38	36	11	11
AVAPRO*/AVALIDE*	(1)	11	11	15	15
BARACLUDE(e)	—	—	—	8	7
CEFZIL	(10)	(15)	(17)	2	2
COUMADIN	(16)	(22)	(25)	21	20
ERBITUX* (f)	28	N/A	N/A	N/A	N/A
GLUCOPHAGE* Franchise	(3)	(46)	(45)	2	2
KENALOG (g)	111	N/A	N/A	N/A	N/A
ORENCIA (h)	—	N/A	N/A	N/A	N/A
PARAPLATIN (f)	(94)	N/A	N/A	N/A	N/A
PLAVIX*	7	12	11	86	86
PRAVACHOL	(7)	(18)	(17)	7	7
REYATAZ (i)	40	35	30	31	31
SPRYCEL (k)	—	—	—	—	—
SUSTIVA (i)	6	6	7	30	30
TEQUIN	(32)	(36)	(35)	1	1
VIDEX/VIDEX EC	(74)	(72)	(72)	3	3
ZERIT	(29)	(31)	(31)	7	7

(a)	Reflects percentage change in net sales in dollar terms, including change in average selling prices and wholesaler buying patterns.
(b)	Based on a simple average of the estimated number of prescriptions in the retail and mail order channels as provided by IMS.
(c)	Based on a weighted-average of the estimated number of prescription units (tablets or milliliters) in each of the retail and mail order channels based on data provided by IMS.
(d)	The therapeutic categories are determined by the Company as those products considered to be in direct competition with the Company’s own products. The products listed above compete in the following therapeutic categories: ABILIFY* (antipsychotics), AVAPRO*/AVALIDE* (angiotensin receptor blockers), BARACLUDE (oral antiviral agent), CEFZIL (branded oral solid and liquid antibiotics), COUMADIN (warfarin), ERBITUX* (oncology), GLUCOPHAGE* Franchise (oral antidiabetics), KENALOG (intra-articular/intramuscular steroid), ORENCIA (fusion protein), PARAPLATIN (carboplatin), PLAVIX* (antiplatelet agents), PRAVACHOL (HMG CoA reductase inhibitors), REYATAZ (protease inhibitors), SPRYCEL (TKIs for leukemia), SUSTIVA franchise (antiretrovirals—third agents), TEQUIN (branded oral solid antibiotics), VIDEX/VIDEX EC (nucleoside reverse transcriptase inhibitors) and ZERIT (nucleoside reverse transcriptase inhibitors).
(e)	BARACLUDE was launched in the U.S. in April 2005.
(f)	ERBITUX* and PARAPLATIN specifically, and parenterally administered oncology products in general, do not have prescription-level data because physicians do not write prescriptions for these products. The Company believes therapeutic category share information provided by third parties for these products may not be reliable and accordingly, none is presented here.
(g)	The Company does not have prescription level data because the product is not dispensed through a retail pharmacy. The Company believes therapeutic category share information provided by third parties for this product may not be reliable and accordingly, none is presented here.
(h)	ORENCIA was launched in the U.S. in February 2006. The Company does not have prescription level data because the product is not dispensed through a retail pharmacy.
(i)	Prior year Estimated TRx Therapeutic Category Share Percentage has been recalculated to conform with current year presentation for the following: CEFZIL has been recalculated as a percentage share based on the combined Oral and Liquid/Suspension markets; REYATAZ has been recalculated as a percentage share of the Protease Inhibitors excluding NORVIR*; SUSTIVA franchise has been recalculated as a percentage share of Third Agents excluding NORVIR* and TRIZIVIR*.
(j)	Beginning in the third quarter of 2006, SUSTIVA Franchise (total revenue) includes sales of SUSTIVA, as well as revenue of bulk efavirenz included in the combination therapy, ATRIPLA*. The therapeutic category share information and change in U.S. total prescriptions growth for SUSTIVA franchise (antiretrovirals – third agents) includes both branded SUSTIVA and ATRIPLA* prescription units.
(k)	SPRYCEL was launched in the U.S. in July 2006.
**	In excess of 200%.

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

International Pharmaceuticals, Nutritionals and Other Health Care

The following table sets forth for each of the Company’s key pharmaceutical products and other growth drivers sold by the Company’s International Pharmaceuticals reporting segment, including the top 15 pharmaceutical products sold in the Company’s major non-U.S. countries (based on 2005 net sales), and for each of the key products sold by the other reporting segments listed below, the percentage change in the Company’s estimated ultimate patient/consumer demand for the month of June 2006 compared to the month of June 2005. The Company commenced collecting the estimated ultimate patient/consumer demand for these reporting segments with the March 2005 period. The Company believes the year-to-year comparison below provides a more meaningful comparison to changes in sales for the quarter than the quarter-to-prior quarter comparisons previously provided.

	% Change in Demand on a Constant U.S. Dollar Basis	% Change in Demand on a Constant U.S. Dollar Basis
	June 2006 vs. June 2005	March 2006 vs. March 2005
International Pharmaceuticals
ABILIFY* (total revenue)	21	78
AVAPRO*/AVALIDE*	(1)	8
BARACLUDE	N/A	N/A
BUFFERIN*	30	(7)
CAPOTEN	(32)	(27)
DAFALGAN	(10)	(2)
EFFERALGAN	(10)	(28)
MAXIPIME	(15)	(26)
MONOPRIL	(23)	(28)
PARAPLATIN	(14)	(14)
PERFALGAN	6	24
PLAVIX*	(4)	(4)
PRAVACHOL	(39)	(5)
REYATAZ	38	25
SUSTIVA	13	(6)
TAXOL® (paclitaxel)	(21)	(24)
VIDEX/VIDEX EC	(36)	(29)
Nutritionals
ENFAMIL/ENFAGROW	4	10
NUTRAMIGEN	15	13
Other Health Care
ConvaTec
Ostomy	7	8
Wound Therapeutics	2	19
Medical Imaging
CARDIOLITE	(6)	4

Estimated Inventory Months on Hand in the Distribution Channel

U.S. Pharmaceuticals

The following tables set forth for each of the Company’s top 15 pharmaceutical products (based on 2005 annual net sales) and other products that the Company views as current and future growth drivers sold by the Company’s U.S. Pharmaceuticals business, the U.S. Pharmaceuticals net sales and the estimated number of months on hand of the applicable product in the U.S. wholesaler distribution channel for the quarters ended September 30, 2006 and 2005 and June 30, 2006 and 2005.

	September 30, 2006		June 30, 2006
(Dollars in Millions)	Net Sales	Months on Hand	Net Sales	Months on Hand
ABILIFY* (total revenue)	$260	0.5	$267	0.5
AVAPRO*/AVALIDE*	159	0.4	167	0.5
BARACLUDE	14	0.6	9	0.7
CEFZIL	1	29.2	(1)	25.7
COUMADIN	45	0.7	46	0.8
ERBITUX*	173	0.5	172	—
GLUCOPHAGE* Franchise	20	0.7	22	0.6
KENALOG	19	0.8	22	0.8
ORENCIA	34	0.8	18	0.3
PARAPLATIN	5	1.5	2	1.7
PLAVIX*	474	1.5	988	0.5
PRAVACHOL	73	1.0	128	1.0
REYATAZ	129	0.5	122	0.6
SPRYCEL	11	1.2	—	—
SUSTIVA Franchise (a) (total revenue)	128	0.5	115	0.5
TEQUIN	2	2.3	(6)	2.7
VIDEX/VIDEX EC	3	0.9	5	0.9
ZERIT	19	0.7	18	0.7

	September 30, 2005		June 30, 2005
(Dollars in Millions)	Net Sales	Months on Hand	Net Sales	Months on Hand
ABILIFY* (total revenue)	$214	0.9	$200	0.7
AVAPRO*/AVALIDE*	147	0.5	157	0.6
BARACLUDE	2	1.2	5	4.7
CEFZIL	27	0.7	30	0.8
COUMADIN	49	0.6	42	0.7
ERBITUX*	106	—	97	—
GLUCOPHAGE* Franchise	38	0.7	44	0.8
KENALOG	19	0.7	15	0.5
ORENCIA	—	—	—	—
PARAPLATIN	9	1.1	(1)	0.8
PLAVIX*	833	0.4	823	0.6
PRAVACHOL	297	0.5	353	0.7
REYATAZ	105	0.6	98	0.8
SPRYCEL	—	—	—	—
SUSTIVA	101	0.6	97	0.8
TEQUIN	21	0.9	22	0.8
VIDEX/VIDEX EC	7	1.1	5	1.0
ZERIT	24	0.8	26	0.8

(a)	Beginning in the third quarter of 2006, the SUSTIVA Franchise includes sales of SUSTIVA, as well as revenue of bulk efavirenz included in the combination therapy, ATRIPLA*. The estimated months on hand of the product in the U.S. wholesale distribution channel only include branded SUSTIVA inventory.

At September 30, 2006 and June 30, 2006 the estimated value of CEFZIL inventory in the U.S. wholesaler distribution channel exceeded one month on hand by approximately $11.8 million and $12.4 million, respectively. The demand for CEFZIL decreased significantly in 2006 due to generic competition that began in the U.S. in December 2005. The Company continues to monitor CEFZIL sales with the objective to work down wholesaler inventory levels to one month on hand or less.

SPRYCEL was launched in the U.S. in July 2006. Consistent with standard practice at the time of a new product launch, the Company’s U.S. wholesalers built inventories of the product to meet expected demand and at September 30, 2006, the estimated value of SPRYCEL inventory in the U.S. wholesaler distribution channel exceeded one month on hand by approximately $0.6 million. The Company expects to work down the inventory in the U.S. wholesaler distribution channel in the fourth quarter of 2006.

The estimated value of TEQUIN inventory in the U.S. wholesaler distribution channel exceeded one month on hand was de minimis at September 30, 2006 and was approximately $1.4 million at June 30, 2006. In the first quarter of 2006, the Company made the decision to discontinue commercialization of TEQUIN for commercial reasons. The Company stopped shipping product to U.S. wholesalers in June 2006 and established an accrual for the return of TEQUIN inventory. In early July 2006, the Company notified the U.S. wholesaler and retail distribution channels that it would allow for return of the product regardless of expiry dates. The Company expects most of the TEQUIN inventory in all U.S. channels to be returned by the fourth quarter of 2006.

BARACLUDE was launched in the U.S. in April 2005. In anticipation of the launch, the Company’s U.S. wholesalers built inventories of the product to meet expected demand and at September 30, 2005 and June 30, 2005, BARACLUDE inventory in the U.S. wholesaler distribution channel exceeded one month on hand. The estimated value of BARACLUDE inventory in the U.S. wholesaler distribution channel had been worked down to less than one month on hand in subsequent quarters.

At September 30, 2005, the estimated value of VIDEX/VIDEX EC inventory in the U.S. wholesaler distribution channel exceeded one month on hand by approximately $0.2 million. As a result of generic competition in the U.S. commencing in the fourth quarter of 2004, demand for VIDEX/VIDEX EC decreased significantly. The estimated value of VIDEX/VIDEX EC inventory in the U.S. wholesaler distribution channel had been worked down to one month on hand in subsequent quarters.

In October 2004, the U.S. pediatric exclusivity period for PARAPLATIN (carboplatin) expired. The resulting entry of multiple generic competitors for PARAPLATIN led to a significant decrease in demand for PARAPLATIN, which in turn led to the months on hand of the product in the U.S. wholesaler distribution channel exceeding one month on hand at September 30, 2006, June 30, 2006 and September 30, 2005. The estimated value of PARAPLATIN inventory in the U.S. wholesaler distribution channel over one month on hand was approximately $0.6 million at September 30, 2006, $1.4 million at June 30, 2006 and $0.7 million at September 30, 2005. The Company no longer produces PARAPLATIN for the U.S. market and will continue to monitor PARAPLATIN wholesaler inventory levels until they have been depleted.

At September 30, 2006, the estimated value of PLAVIX* inventory in the U.S. wholesaler distribution channel exceeded one month on hand by approximately $41.4 million due to the at-risk launch of generic clopidogrel bisulfate in August 2006. Because of the large quantities of generic clopidogrel bisulfate believed to have been shipped into the distribution channels before the preliminary injunction was granted ordering the halt of sales of generic clopidogrel bisulfate in late August 2006, demand for branded PLAVIX* has decreased precipitously. Demand for PLAVIX* is expected to increase over the next months as the generic clopidogrel bisulfate inventory in all channels are depleted. As demand for PLAVIX* increases, wholesale inventory levels are expected to decline below one month on hand.

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

The Company maintains inventory management agreements (IMAs) with most of its U.S. pharmaceutical wholesalers, which account for nearly 100% of total gross sales of U.S. pharmaceutical products. Under the current terms of the IMAs, the Company’s three largest wholesaler customers provide the Company with weekly information with respect to inventory levels of product on hand and the amount of out-movement of products. These three wholesalers accounted for approximately 90% of total gross sales of U.S. pharmaceutical products in the third quarter of 2006. The inventory information received from these wholesalers excludes inventory held by intermediaries to whom they sell, such as retailers and hospitals, and excludes goods in transit to such wholesalers. The Company uses the information provided by these three wholesalers as of the Friday closest to quarter end to calculate the amount of inventory on hand for these wholesalers at the applicable quarter end. This amount is then increased by the Company’s estimate of goods in transit to these wholesalers as of the applicable Friday, which have not been reflected in the weekly data provided by the wholesalers. Under the Company’s revenue recognition policy, sales are recorded when substantially all the risks and rewards of ownership are transferred, which in the U.S. Pharmaceutical business is generally when product is shipped. In such cases, goods in transit to a wholesaler are owned by the applicable wholesaler and, accordingly, are reflected in the calculation of inventories in the wholesaler distribution channel. The Company estimates the amount of goods in transit by using information provided by these wholesalers with respect to their open orders as of the applicable Friday and the Company’s records of sales to these wholesalers with respect to such open orders. The Company determines the out-movement of a product from these wholesalers over a period of 31 days by using the most recent four weeks of out-movement of a product as provided by these wholesalers and extrapolating such amount to a 31 day basis. The Company estimates inventory levels on hand and out-movements for its U.S. Pharmaceutical business’ wholesaler customers other than the three largest wholesalers for each product based on the assumption that such amounts bear the same relationship to the three largest wholesalers’ inventory levels and out-movements for such product as the percentage of aggregate sales for all products to these other wholesalers in the applicable quarter bears to aggregate sales for all products to the Company’s three largest wholesalers in such quarter. Finally, the Company considers whether any adjustments are necessary to these extrapolated amounts based on such factors as historical sales of individual products made to such other wholesalers and third-party market research data related to prescription trends and patient demand. In addition, the Company receives inventory information from these other wholesalers on a selective basis for certain key products.

The Company’s U.S. Pharmaceuticals business through the IMAs discussed above, has arrangements with substantially all of its direct wholesaler customers and require those wholesalers to maintain inventory at levels that are no more than one month of their demand.

In response to the at-risk launch of generic clopidogrel bisulfate on August 8, 2006 , the Company offered certain U.S. managed care organizations incremental rebates from wholesaler list price for PLAVIX* under certain conditions through March 31, 2007. A small number of managed care organizations accepted the offer. All other offers were rejected, or were terminated prior to or at the time of issuance of the preliminary injunction on August 31, 2006, and no further such offers have been made since. The Company also provided a temporary price reduction below the federal supply schedule for PLAVIX* to the Veterans Administration for a limited period in August and September 2006. Primarily as a result of very limited participation in the rebate offer, the Company estimates that the impact of the two programs on PLAVIX* net sales in the third quarter was de minimis.

ORENCIA was launched in February 2006. From launch through the second quarter, the Company distributed ORENCIA through an exclusive distribution arrangement with a single distributor. Following approval of the supplemental Biologics License Application (sBLA) that allows a third party to manufacture ORENCIA at an additional site, that arrangement recently terminated and the Company expanded its distribution network for ORENCIA to multiple distributors.

To help maintain the product quality of the Company’s biologic oncology product, ERBITUX*, the product was previously shipped only to end-users and not to other intermediaries (such as wholesalers) to hold for later sales. During 2004 and through May 2005, one of the Company’s wholesalers provided warehousing, packing and shipping services for ERBITUX*. Such wholesaler held ERBITUX* inventory on consignment and, under the Company’s revenue recognition policy, the Company recognized revenue when such inventory was shipped by the wholesaler to the end-user. Upon the divestiture of OTN in May 2005, the Company discontinued the consignment arrangement with the wholesaler and thereafter did not have ERBITUX* consignment inventory. Following the divestiture, the Company sold ERBITUX* to intermediaries (such as specialty oncology distributors) and shipped ERBITUX* directly to the end-users of the product who are the customers of those intermediaries. Beginning in the third quarter 2006, the Company expanded its distribution model to one of the Company’s wholesalers who then held ERBITUX* inventory at September 30, 2006. The Company recognizes revenue upon such shipment consistent with its revenue recognition policy. The above estimate of months on hand for the three months ended September 30, 2006 was calculated by dividing the inventories of ERBITUX* held by the wholesaler for its own account as reported by the wholesaler as of the end of the quarter by the Company’s net sales for the last calendar month of the quarter. The inventory levels reported by the wholesaler are a product of the wholesaler’s own record-keeping process.

As previously disclosed, for the Company’s Pharmaceuticals business outside of the United States, Nutritionals and Other Health Care business units around the world, the Company has significantly more direct customers, limited information on direct customer product level inventory and corresponding out-movement information and the reliability of third party demand information, where available, varies widely. Accordingly, the Company relies on a variety of methods to estimate direct customer product level inventory and to calculate months on hand for these business units. As such, the information required to estimate months on hand in the direct customer distribution channel for non-U.S. Pharmaceuticals business for the quarter ended September 30, 2006 is not available prior to the filing of this quarterly report on Form 10-Q. The Company will disclose this information on its website and furnish it on Form 8-K approximately 60 days after the end of the third quarter and in the Company’s Form 10-K for the period ending December 31, 2006.

Estimated Inventory Months on Hand in the Distribution Channel

The following table, which was posted on the Company’s website and filed on Form 8-K on August 31, 2006, sets forth for each of the Company’s key products sold by the reporting segments listed below, the net sales of the applicable product for each of the quarters ended June 30, 2006, March 31, 2006, June 30, 2005 and March 31, 2005, and the estimated number of months on hand of the applicable product in the direct customer distribution channel for the reporting segment as of the end of each of the four quarters. The estimates of months on hand for key products described below for the International Pharmaceuticals reporting segment are based on data collected for all of the Company’s significant business units outside of the United States. Also described further below is information on non-key product(s) where the amount of inventory on hand at direct customers is more than approximately one month and the impact is not de minimis. For the other reporting segments, estimates are based on data collected for the United States and all significant business units outside of the United States.

	June 30, 2006		March 31, 2006		June 30, 2005		March 31, 2005
(Dollars in Millions)	Net Sales	Months on Hand	Net Sales	Months on Hand	Net Sales	Months on Hand	Net Sales	Months on Hand
International Pharmaceuticals
ABILIFY* (total revenue)	$57	0.6	$52	0.6	$40	0.6	$27	0.6
AVAPRO*/AVALIDE*	113	0.5	94	0.5	101	0.4	94	0.4
BARACLUDE	5	1.0	2	1.1	—	—	—	—
BUFFERIN*	31	0.5	22	0.6	32	1.0	26	0.5
CAPOTEN	31	0.9	35	0.8	42	0.8	42	0.8
DAFALGAN	37	1.1	37	1.4	33	0.8	40	1.3
EFFERALGAN	62	0.9	68	1.2	55	0.5	88	0.9
MAXIPIME	43	0.8	40	0.8	52	0.8	46	0.7
MONOPRIL	48	1.1	46	1.1	52	0.7	56	0.6
PARAPLATIN	29	0.6	26	0.6	34	0.6	29	0.6
PERFALGAN	51	0.6	46	0.6	42	0.6	42	0.5
PLAVIX*	157	0.5	136	0.5	145	0.5	141	0.7
PRAVACHOL	195	1.4	234	1.5	272	0.7	262	0.7
REYATAZ	114	0.7	88	0.6	85	0.8	57	0.6
SUSTIVA	78	0.5	67	0.5	70	0.6	70	0.5
TAXOL® (paclitaxel)	145	0.5	143	0.6	182	0.5	201	0.5
VIDEX/VIDEX EC	35	1.2	31	0.8	38	0.9	39	0.8
Nutritionals
ENFAMIL/ENFAGROW	312	0.9	304	0.9	299	0.9	285	0.9
NUTRAMIGEN	54	1.0	48	1.0	47	1.0	44	1.0
Other Health Care
ConvaTec
Ostomy	141	1.0	123	0.9	139	0.9	127	0.9
Wound Therapeutics	107	0.9	98	0.9	103	0.8	97	0.8
Medical Imaging
CARDIOLITE	105	0.8	103	0.8	108	0.7	102	0.7

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

As of June 30, 2006, March 31, 2006 and March 31, 2005, DAFALGAN, an analgesic product sold principally in Europe, had approximately 1.1, 1.4 and 1.3 months of inventory on hand, respectively, at direct customers. The level of inventory on hand is due primarily to private pharmacists purchasing DAFALGAN approximately once every eight weeks and the seasonality of the product.

As of March 31, 2006, EFFERALGAN, an analgesic product sold principally in Europe, had approximately 1.2 months of inventory on hand at direct customers. The level of inventory on hand is due primarily to private pharmacists purchasing EFFERALGAN approximately once every eight weeks and the seasonality of the product.

As of June 30, 2006 and March 31, 2006, MONOPRIL, a cardiovascular product, had approximately 1.1 months of inventory on hand, at direct customers. The level of inventory on hand is due primarily to supply of the product in support of its inclusion in a government program in Russia.

As of June 30, 2006 and March 31, 2006, PRAVACHOL, a cardiovascular product, had approximately 1.4 and 1.5 months of inventory on hand, respectively, at direct customers. The increased level of inventory on hand is due primarily to an increase in orders from a significant direct customer in France. It is anticipated that the inventory levels for this customer will be worked down during the third and fourth quarters.

As of June 30, 2006, VIDEX/VIDEX EC, an antiviral product, had approximately 1.2 months of inventory on hand at direct customers. The increased level of inventory on hand is due primarily to government purchasing patterns in Brazil.

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

HEALTH CARE GROUP

The combined third quarter 2006 revenues from the Health Care Group increased 1% to $1.0 billion compared to the same period in 2005. Excluding a 5% unfavorable impact from the divestiture of the U.S. and Canadian Consumer Medicines business in the third quarter of 2005, Health Care Group sales increased 6% in the third quarter 2006.

Nutritionals

The composition of the change in nutritional sales is as follows:

	Total Change	Analysis of % Change
Three Months Ended September 30,		Volume	Price	Foreign Exchange
2006 vs. 2005	6%	1%	4%	1%

Key Nutritional product lines and their sales, representing 95% and 94% of total Nutritional sales in the third quarter of 2006 and 2005, respectively, are as follows:

	Three Months Ended September 30,
(Dollars in Millions)	2006	2005	% Change
Infant Formulas	$400	$373	7%
ENFAMIL	246	230	7%
Toddler/Children’s Nutritionals	153	140	9%
ENFAGROW	69	54	28%

Worldwide Nutritional sales increased 6%, including a 1% favorable foreign exchange impact, to $582 million in the third quarter of 2006 from $547 million in the same period in 2005. U.S. Nutritional sales were relatively flat at $267 million in the third quarter of 2006 in part due to temporary supply constraints, which were remedied during the quarter. International Nutritional sales increased 12% to $315 million in the third quarter of 2006, including a 3% favorable foreign exchange impact, primarily due to increased sales of ENFAMIL and ENFAGROW.

Other Health Care

The Other Health Care segment includes ConvaTec and the Medical Imaging business. In the third quarter of 2005, the Company sold its U.S. and Canadian Consumer Medicines business and related assets (Consumer Medicines). The composition of the change in Other Health Care segment sales is as follows:

	Total Change	Analysis of % Change
Three Months Ended September 30,		Volume	Price	Foreign Exchange
2006 vs. 2005	(5)%	(4)%	(3)%	2%

Other Health Care sales by business and their key products for the third quarter of 2006 and 2005, were as follows:

	Three Months Ended September 30,		% Change
(Dollars in Millions)	2006	2005
ConvaTec	$265	$250	6%
Ostomy	139	139	—
Wound Therapeutics	113	104	9%
Medical Imaging	153	150	2%
CARDIOLITE	97	106	(8)%
Consumer Medicines	—	42	(100)%

•	Worldwide ConvaTec sales increased 6%, including a 2% favorable foreign exchange impact, to $265 million in the third quarter of 2006 from $250 million in the same period of 2005. Sales of wound therapeutic products increased 9%, including a 3% favorable foreign exchange impact, to $113 million in the third quarter of 2006 from $104 million in the same period in 2005, primarily due to continued growth of the AQUACEL franchise.

•	Worldwide Medical Imaging sales increased 2% to $153 million in the third quarter of 2006 from $150 million in the same period in 2005. This increase was primarily due to an increase in TechneLite technetium Tc99m Generators sales, resulting from the residual impact following a competitor’s withdrawal from the market and an increase in DEFINITY sales during a competitor’s continued withdrawal from the market, partially offset by a decline in CARDIOLITE sales. The key patent for CARDIOLITE expires in January 2008.

Geographic Areas

In general, the Company’s products are available in most countries in the world. The largest markets are in the United States, France, Spain, Canada, Japan, Italy, Mexico and Germany. The Company’s sales by geographic areas were as follows:

	Three Months Ended September 30,
	Net Sales			% of Net Sales
(Dollars in Millions)	2006	2005	% Change	2006	2005
United States	$2,170	$2,638	(18)%	52%	55%
Europe, Middle East and Africa	1,079	1,222	(12)%	26%	26%
Other Western Hemisphere	393	392	—	10%	8%
Pacific	512	515	(1)%	12%	11%

Total	$4,154	$4,767	(13)%	100%	100%

Sales in the United States decreased 18%, primarily due to the impact of the at-risk launch of generic clopidogrel bisulfate in August 2006 and the loss of exclusivity of PRAVACHOL, partially offset by the continued growth of ABILIFY*, ERBITUX*, REYATAZ, the SUSTIVA franchise and AVAPRO*/AVALIDE* as well as sales of recently launched products ORENCIA, BARACLUDE and SPRYCEL.

Sales in Europe, Middle East and Africa decreased 12%, including a 3% favorable foreign exchange impact, as a result of sales decline of PRAVACHOL and TAXOL® (paclitaxel) resulting from increased generic competition. This decrease in sales was partially offset by sales in major European markets of AVAPRO*/AVALIDE*, REYATAZ and ABILIFY*.

Sales in the Other Western Hemisphere countries remained relatively constant, including a 3% favorable foreign exchange impact, compared to the same period in 2005.

Sales in the Pacific region decreased 1%, including a 1% favorable foreign exchange impact.

Expenses

	Three Months Ended September 30,
	Expenses			% of Net Sales
(Dollars in Millions)	2006	2005	% Change	2006	2005
Cost of products sold	$1,465	$1,483	(1)%	35.3%	31.1%
Marketing, selling and administrative	1,189	1,286	(8)%	28.6%	27.0%
Advertising and product promotion	286	349	(18)%	6.9%	7.3%
Research and development	756	669	13%	18.2%	14.0%
Provision for restructuring, net	2	(5)	140%	—	(0.1)%
Litigation (income)/charges, net	(9)	(26)	65%	(0.2)%	(0.5)%
Gain on sale of businesses	—	(569)	100%	—	(11.9)%
Equity in net income of affiliates	(118)	(84)	(40)%	(2.9)%	(1.8)%
Other (income)/expense, net	(34)	38	(189)%	(0.8)%	0.8%

Total Expenses, net	$3,537	$3,141	13%	85.1%	65.9%

•	Cost of products sold, as a percentage of net sales, increased to 35.3% in the third quarter of 2006. In the third quarter of 2006, the Company reported $24 million of expenses (or 0.6% as a percent of net sales) in cost of products sold, which were reported in 2005 as marketing, selling and administrative expenses. Excluding the impact of the reclassification, cost of products sold as a percentage of net sales increased to 34.7% in the third quarter of 2006 compared with 31.1% in 2005 in the same period. This increase was primarily due to the unfavorable impact of pharmaceutical net sales mix, including the loss of sales of PLAVIX* due to the at-risk launch of generic clopidogrel bisulfate in August 2006 as well as impairment charges for a manufacturing facility and EMSAM* related assets.

•	Marketing, selling and administrative expenses were $1,189 million, and as a percentage of net sales, were 28.6% in the third quarter of 2006. Excluding the impact of the above-mentioned reclassification, marketing, selling and administrative expenses decreased 6% to $1,213 million in the third quarter of 2006 compared to the same period in 2005 and as a percentage of net sales, were 29.2% and 27.0% in the third quarters of 2006 and 2005, respectively. The decrease in marketing, selling and administrative expenses was mainly due to lower sales force expenses resulting from the previously announced restructuring of the U.S. primary care sales organization that became effective in March 2006 and lower international expenses for PRAVACHOL.

•	Advertising and product promotion spending decreased by 18% to $286 million in the third quarter of 2006 from $349 million in the same period in 2005, primarily driven by lower spending on mature brands, timing of PLAVIX* spending and the divestiture of the U.S. and Canadian Consumer Medicines business in 2005, partially offset by increased investments in other major products and new products including ORENCIA and SPRYCEL.

•	Research and development expenses increased by 13% to $756 million in the third quarter of 2006 from $669 million in the same period in 2005, principally reflecting ongoing investments in research and development, which have continued to focus on late-stage compounds. Research and development costs also included $17 million of charges for upfront and milestone payments in 2006.

•	Restructuring programs have been implemented to downsize, realign and streamline operations in order to increase productivity, reduce operating expenses and to rationalize the Company’s manufacturing network, research facilities, and the sales and marketing organizations. Actions under the third quarter 2006 restructuring programs are expected to be complete by early 2007, while actions under the third quarter 2005 restructuring programs are substantially complete. As a result of these actions, the Company expects the future annual benefit to earnings from continuing operations before minority interest and income taxes to be approximately $11 million and $1 million for the third quarter 2006 and 2005 programs, respectively. For additional information on restructuring, see “Item 1. Financial Statements—Note 3. Restructuring.”

•	Litigation income includes $9 million in the third quarter of 2006 related to an insurance recovery for a previously settled litigation matter. In the third quarter of 2005, the Company recorded litigation insurance recovery of $26 million in aggregate as a result of agreements to settle coverage disputes primarily related to product liability with its various insurers. For additional information on litigation charges, see “Item 1. Financial Statements—Note 18. Legal Proceedings and Contingencies—Other Securities Matters.”

•	The gain on sale of businesses of $569 million in 2005 was related to the sale of Consumer Medicines. For additional information, see “Item 1. Financial Statements—Note 4. Acquisitions and Divestitures.”

•	Equity in net income of affiliates for the third quarter of 2006 was $118 million, compared with $84 million in the third quarter of 2005. Equity in net income of affiliates is principally related to the Company’s international joint venture with Sanofi and investment in ImClone. The $34 million increase in equity in net income of affiliates primarily due to increased net income in the Sanofi joint venture. For additional information on equity in net income of affiliates, see “Item 1. Financial Statements—Note 2. Alliances and Investments.”

•	Other income/expense, net, was income of $34 million in the third quarter 2006 compared to expense of $38 million in the third quarter of 2005. Other income/expense include net interest expense, foreign exchange gains and losses, income from third-party contract manufacturing, royalty income, gains and losses on disposal of property, plant and equipment and certain other litigation matters. The $72 million difference in other income/expense was primarily due to the reversal of accruals recorded in the first quarter of 2006 with respect to the potential payments under the proposed settlement with Apotex, higher income from contract manufacturing and a net foreign exchange gain in 2006. For additional information, see “Item 1. Financial Statements—Note 7. Other (Income)/Expense, Net.”

Stock-based compensation expense recognized under SFAS 123(R) for the three months ended September 30, 2006 was $20 million. These charges were recorded in cost of product sold, marketing selling and administrative expenses, and research and development expenses in the current year. Stock-based compensation expense recognized under Accounting Principles Board (APB) Opinion No. 25 for the three months ended September 30, 2005 was $9 million. These expenses were recorded in marketing, selling and administrative.

During the quarters ended September 30, 2006 and 2005, the Company recorded specified (income)/expense items that affected the comparability of results of the periods presented herein, which are set forth in the following tables:

Three Months Ended September 30, 2006

(Dollars in Millions)	Cost of products sold	Research and development	Provision for restructuring, net	Litigation income	Other (income)/ expense, net	Total
Litigation Matters:
Insurance recovery	$—	$—	$—	$(9)	$—	$(9)
Product liability	—	—	—	—	11	11
Commercial litigation	—	—	—	—	(40)	(40)

	—	—	—	(9)	(29)	(38)

Other:
Accelerated depreciation and asset impairment	72	—	—	—	—	72
Downsizing and streamlining of worldwide operations	—	—	2	—	—	2
Upfront and milestone payments	—	17	—	—	—	17

	$72	$17	$2	$(9)	$(29)	53

Income taxes on items above						(5)
Minority interest, net of taxes						13
Change in estimate for taxes on prior year items						39

Reduction to Net Earnings from Continuing Operations						$100

Three Months Ended September 30, 2005

(Dollars in Millions)	Cost of products sold	Gain on sale of business	Provision for restructuring, net	Litigation income	Other expense, net	Total
Litigation Matters:
Insurance recoveries	$—	$—	$—	$(26)	$—	$(26)

Other:
Gain on sale of Consumer Medicines businesses	—	(569)	—	—	—	(569)
Loss on sale of fixed assets	—	—	—	—	1	1
Accelerated depreciation and asset impairment	35	—	—	—	—	35
Downsizing and streamlining of worldwide operations	—	—	(5)	—	—	(5)

	$35	$(569)	$(5)	$(26)	$1	(564)

Income taxes on items above						202

Increase to Net Earnings from Continuing Operations						$(362)

Earnings Before Minority Interest and Income Taxes

	Earnings From Continuing Operations Before Minority Interest and Income Taxes
	Three Months Ended September 30,
(Dollars in Millions)	2006	2005	% Change

Pharmaceuticals	$498	$923	(46)%

Nutritionals	161	157	3%
Other Health Care	129	119	8%

Health Care Group	290	276	5%

Total segments	788	1,199	(34)%
Corporate/Other	(171)	427	(140)%

Total	$617	$1,626	(62)%

In the third quarter of 2006, earnings from continuing operations before minority interest and income taxes decreased 62% to $617 million from $1,626 million in the third quarter of 2005. The decrease was primarily driven by the net impact of items that affected the comparability of results as discussed above, lower sales for pharmaceutical products as a result of the at-risk launch of generic clopidogrel bisulfate in August 2006 and loss of exclusivity of PRAVACHOL, increased spending on research and development of new compounds, partially offset by an increase in equity in net income of affiliates, lower advertising and promotion expenses, lower sales force expenses and the reversal of reserves recorded in the first quarter of 2006, with respect to the potential payments under the proposed settlement with Apotex.

PHARMACEUTICALS

Earnings before minority interest and income taxes decreased to $498 million in the third quarter of 2006 from $923 million in the third quarter of 2005 primarily driven by lower sales as a result of the at-risk launch of generic clopidogrel bisulfate in August 2006 and loss of exclusivity of PRAVACHOL, investments in research and development and continued investments in key growth and new products.

HEALTH CARE GROUP

Nutritionals

Earnings before minority interest and income taxes increased to $161 million in the third quarter of 2006 from $157 million in the third quarter of 2005, primarily due to growth in Asia and Latin America, partially offset by an increase in operating expenses.

Other Health Care

Earnings before minority interest and income taxes increased to $129 million in the third quarter of 2006 from $119 million in the third quarter of 2005, primarily driven by increased sales in the ConvaTec business.

CORPORATE / OTHER

Loss before minority interest and income taxes was $171 million in the third quarter of 2006 compared to earnings of $427 million in the third quarter of 2005. The difference was primarily due to the gain on sale of the Consumer Medicines business in the third quarter of 2005.

Income Taxes

The effective income tax rate on earnings from continuing operations before minority interest and income taxes was 31.3% for the three months ended September 30, 2006 compared with 31.2% for the three months ended September 30, 2005. The tax rate for the three months ended September 30, 2006 was unfavorably impacted by lower tax benefits associated with certain restructuring expenses, and a change in estimate related to prior year tax contingency matters. The tax rate for the three months ended September 30, 2005 was primarily driven by higher taxes on the sale of the U.S. and Canadian Consumer Medicines business and related assets.

Minority Interest

In the third quarter of 2006, minority interest, net of taxes decreased to $86 million from $155 million in the third quarter of 2005 primarily due to lower earnings resulting from the impact of the August 2006 at-risk launch of generic clopidogrel bisulfate.

Nine Months Results of Operations

Except as noted below, the factors affecting the third quarter comparisons all affected the nine month comparisons.

	Nine Months Ended September 30,
				% of Net Sales
(Dollars in Millions)	2006	2005	% Change	2006	2005
Net Sales	$13,701	$14,188	(3)%
Earnings from Continuing Operations Before Minority Interest and Income Taxes	$2,920	$3,684	(21)%	21.3%	26.0%
Provision for Income Taxes	$777	$754	3%
Effective tax rate	26.6%	20.5%
Earnings from Continuing Operations	$1,719	$2,493	(31)%	12.5%	17.6%

Net sales from continuing operations for the first nine months of 2006 decreased 3% to $13.7 billion from $14.2 billion in 2005. U.S. net sales remained consistent at $7.6 billion in 2006 compared to 2005, while international sales decreased 7%, including a 1% unfavorable foreign exchange impact, to $6.1 billion.

The composition of the change in sales is as follows:

	Total Change	Analysis of % Change
Nine Months Ended September 30,		Volume	Price	Foreign Exchange
2006 vs. 2005	(3)%	(6)%	3%	—

The percent of the Company’s net sales by segment were as follows:

	Nine Months Ended September 30,
	Net Sales			% of Total Net Sales
(Dollars in Millions)	2006	2005	% Change	2006	2005
Pharmaceuticals	$10,713	$11,242	(5)%	78.2%	79.2%

Nutritionals	1,729	1,621	7%	12.6%	11.4%
Other Health Care	1,259	1,325	(5)%	9.2%	9.4%

Health Care Group	2,988	2,946	1%	21.8%	20.8%

Total	$13,701	$14,188	(3)%	100.0%	100.0%

The following table sets forth the reconciliation of the Company’s gross sales to net sales adjustments by each significant category of gross-to-net sales adjustments:

	Nine Months Ended September 30,
(Dollars in Millions)	2006	2005
Gross Sales	$15,925	$17,103

Gross-to-Net Sales Adjustments
Prime Vendor Charge-Backs	(558)	(863)
Women, Infants and Children (WIC) Rebates	(672)	(630)
Managed Health Care Rebates and Other Contract Discounts	(279)	(409)
Medicaid Rebates	(155)	(464)
Cash Discounts	(178)	(202)
Sales Returns	(130)	(130)
Other Adjustments	(252)	(217)

Total Gross-to-Net Sales Adjustments	(2,224)	(2,915)

Net Sales	$13,701	$14,188

The decrease in gross-to-net adjustments for the nine months ended September 30, 2006 compared to the same period in 2005 was affected by a number of factors, including customer mix and a portfolio shift, in each case towards products that required lower rebates, as well as changes in contract status. The decrease in prime vendor charge-backs was primarily the result of volume erosion on highly rebated PARAPLATIN and TAXOL® (paclitaxel) due to generic competition as well as the impact from the discontinued commercialization of TEQUIN. Managed health care rebates decreased as a result of exclusivity loss of PRAVACHOL, which also reduced Medicaid rebates. In addition, the shift in patient enrollment, from Medicaid to Medicare under Medicare Part D, resulted in a decrease in Medicaid rebate accruals, partially offset by a corresponding increase in managed health care rebate accruals.

The following table sets forth the activities and ending balances of each significant category of gross-to-net sales adjustments:

(Dollars in Millions)	Prime Vendor Charge- Backs	Women, Infants and Children (WIC) Rebates	Managed Health Care Rebates and Other Contract Discounts	Medicaid Rebates	Cash Discounts	Sales Returns	Other Adjustments	Total
Balance at January 1, 2005	$106	$234	$198	$372	$33	$229	$176	$1,348
Provision related to sales made in current period	1,096	843	509	558	269	191	351	3,817
Provision related to sales made in prior periods	(6)	—	5	37	2	(27)	(32)	(21)
Returns and payments	(1,089)	(825)	(542)	(641)	(278)	(206)	(364)	(3,945)
Impact of foreign currency translation	—	—	(3)	—	—	(2)	(7)	(12)

Balance at December 31, 2005	107	252	167	326	26	185	124	1,187
Provision related to sales made in current period	561	668	287	155	175	129	257	2,232
Provision related to sales made in prior periods	(3)	4	(8)	—	3	1	(5)	(8)
Returns and payments	(587)	(683)	(306)	(312)	(193)	(137)	(253)	(2,471)
Impact of foreign currency translation	—	—	—	—	—	1	4	5

Balance at September 30, 2006	$78	$241	$140	$169	$11	$179	$127	$945

In 2006, no significant revisions were made to the estimates for gross-to-net sales adjustments related to sales made in prior periods.

Pharmaceuticals

The composition of the change in pharmaceutical sales is as follows:

	Total Change	Analysis of % Change
Nine Months Ended September 30,		Volume	Price	Foreign Exchange
2006 vs. 2005	(5)%	(7)%	3%	(1)%

For the nine months ended September 30, 2006, worldwide Pharmaceuticals sales decreased 5%, including a 1% unfavorable foreign exchange impact, to $10,713 million. U.S. pharmaceutical sales decreased 1% to $5,900 million from $5,956 million in 2005, while international pharmaceutical sales decreased 9%, including a 1% unfavorable foreign exchange impact to $4,813 million in the first nine months of 2006 from $5,286 million in 2005.

Key pharmaceutical products and their sales, representing 79% and 76% of total pharmaceutical sales in the first nine months of 2006 and 2005, respectively, are as follows:

	Nine Months Ended September 30,
(Dollars in Millions)	2006	2005	% Change
Cardiovascular
PLAVIX*	$2,761	$2,762	—
PRAVACHOL	1,051	1,672	(37)%
AVAPRO*/AVALIDE*	790	705	12%
COUMADIN	163	156	4%
MONOPRIL	131	162	(19)%
Virology
REYATAZ	676	508	33%
SUSTIVA Franchise (total revenue)	569	510	12%
ZERIT	119	169	(30)%
BARACLUDE	47	7	* *
Other Infectious Diseases
CEFZIL	64	184	(65)%
Oncology
ERBITUX*	485	292	66%
TAXOL ® (paclitaxel)	433	566	(23)%
SPRYCEL	11	—	—
Affective (Psychiatric) Disorders
ABILIFY* (total revenue)	920	688	34%
EMSAM*	15	—	—
Immunoscience
ORENCIA	57	—	—
Other Pharmaceuticals
EFFERALGAN	192	209	(8)%

**	In excess of 200%.

•	Sales of PLAVIX* remained relatively constant at $2,761 million in 2006 compared to the same period in 2005. Estimated total U.S. prescription demand decreased approximately 2% compared to 2005 due to strong sales in the first seven months of 2006 offset by the impact of the August 2006 at-risk launch of generic clopidogrel bisulfate.

•	Sales of PRAVACHOL decreased 37%, including a 1% unfavorable foreign exchange impact, to $1,051 million from $1,672 million in 2005. Estimated total U.S. prescription demand decreased approximately 51% compared to 2005.

•	Sales of AVAPRO*/AVALIDE* increased 12% to $790 million from $705 million in 2005. U.S. sales increased to $465 million in 2006 compared with $406 million in 2005. Estimated total U.S. prescription demand increased approximately 4% compared to 2005. International sales increased 9%, including a 1% favorable foreign exchange impact, to $325 million from $299 million in 2005.

•	Sales of COUMADIN increased 4%, to $163 million in 2006 compared to $156 million in 2005, primarily due to higher average net selling prices, partially offset by a decrease in demand due to continued competition.

•	Sales of MONOPRIL decreased 19%, including a 1% unfavorable foreign exchange impact, to $131 million.

•	Sales of REYATAZ increased 33%, despite a 1% unfavorable foreign exchange impact, to $676 million in 2006 compared to $508 million in 2005. Estimated total U.S. prescription demand increased approximately 17% compared to 2005.

•	Total revenue for the SUSTIVA franchise increased 12%, to $569 million from $510 million in the same period in 2005. Estimated total U.S. prescription growth increased approximately 8% compared to 2005.

•	Sales of ZERIT decreased 30%, including a 1% unfavorable foreign exchange impact, to $119 million in 2006 from $169 million in 2005. Estimated total U.S. prescriptions growth decreased approximately 31% compared to 2005.

•	Sales of BARACLUDE were $47 million for the first nine months of 2006 compared to $7 million in the same period of 2005.

•	Sales of CEFZIL decreased 65% to $64 million in 2006 from $184 million in 2005.

•	Sales of ERBITUX* increased 66% to $485 million in 2006 from $292 million in the same period in 2005.

•	Sales of TAXOL® (paclitaxel) decreased 23%, including a 3% unfavorable foreign exchange impact, to $433 million in 2006 from $566 million in the same period in 2005.

•	SPRYCEL generated sales of $11 million since its launch in the U.S. in July 2006.

•	Total revenue for ABILIFY* increased 34%, to $920 million in 2006 from $688 million in 2005. U.S. sales increased 32% in the first nine months of 2006 compared to 2005. Estimated total U.S. prescription demand increased approximately 22% compared to 2005.

•	EMSAM* generated sales of $15 million since its launch in the U.S. in April 2006.

•	ORENCIA generated sales of $57 million since its launch in U.S. in February 2006.

•	Sales of EFFERALGAN decreased 8%, including a 2% unfavorable foreign exchange impact, to $192 million in 2006 from $209 million in 2005, primarily due to a moderate flu season in the first quarter of 2006 compared to a strong flu season in the same period in 2005.

The estimated U.S. prescription change data provided above includes information only from the retail and mail order channels and do not reflect information from other channels, such as hospitals, institutions and long-term care, among others. The estimated prescription and prescription change data are based on NPA data provided by IMS.

Estimated End-User Demand

The following tables set forth for each of the Company’s top 15 pharmaceutical products (based on 2005 annual net sales) and products that the Company views as current and future growth drivers sold by the U.S. Pharmaceuticals business, for the nine months ended September 30, 2006 compared to the same period in the prior year: (a) changes in reported U.S. net sales for the period; (b) estimated total U.S. prescription growth for the retail and mail order channels and the estimated U.S. therapeutic category share of the applicable product, calculated by the Company based on NPA data provided by IMS; and (c) estimated total U.S. prescription change for the retail and mail order channels and the estimated U.S. therapeutic category share of the applicable product, calculated by the Company based on NGPS data provided by IMS.

	Nine Months Ended September 30, 2006			Nine Months Ended September 30, 2005
	% Change in U.S. Net Sales(a)	% Change in U.S. Total Prescriptions		% Change in U.S. Net Sales(a)	% Change in U.S. Total Prescriptions
		NPA Data (b)	NGPS Data (c)		NPA Data (b)	NGPS Data (c)
ABILIFY* (total revenue)	32	22	23	50	46	44
AVAPRO*/AVALIDE*	15	4	2	—	13	14
BARACLUDE(e)	* *	* *	* *	—	—	—
CEFZIL	(105)	(90)	(90)	6	(9)	(9)
COUMADIN	4	(22)	(23)	(16)	(18)	(18)
ERBITUX* (f)	66	N/A	N/A	69	N/A	N/A
GLUCOPHAGE* Franchise	(45)	(49)	(49)	(55)	(66)	(65)
KENALOG (g)	42	N/A	N/A	10	N/A	N/A
ORENCIA(h)	—	N/A	N/A	—	N/A	N/A
PARAPLATIN (f)	(39)	N/A	N/A	(96)	N/A	N/A
PLAVIX*	(1)	(2)	(4)	15	14	14
PRAVACHOL	(45)	(51)	(52)	(8)	(16)	(16)
REYATAZ	25	17	17	43	44	42
SPRYCEL (j)	—	—	—	—	—	—
SUSTIVA Franchise (i) (total revenue)	17	8	7	15	5	8
TEQUIN	(89)	(62)	(62)	(5)	(30)	(28)
VIDEX/VIDEX EC	(46)	(60)	(61)	(73)	(62)	(62)
ZERIT	(26)	(31)	(31)	(14)	(31)	(29)

(a)	Reflects percentage change in net sales in dollar terms, including change in average selling prices and wholesaler buying patterns.
(b)	Based on a simple average of the estimated number of prescriptions in the retail and mail order channels as provided by IMS.
(c)	Based on a weighted-average of the estimated number of prescription units (pills) in each of the retail and mail order channels based on data provided by IMS.
(d)	The therapeutic categories are determined by the Company as those products considered to be in direct competition with the Company’s own products. The products listed above compete in the following therapeutic categories: ABILIFY* (antipsychotics), AVAPRO*/AVALIDE* (angiotensin receptor blockers), BARACLUDE (oral antiviral agent), CEFZIL (branded oral solid and liquid antibiotics), COUMADIN (warfarin), ERBITUX* (oncology), GLUCOPHAGE* Franchise (oral antidiabetics), KENALOG (intra-articular/intramuscular steroid), ORENCIA (fusion protein), PARAPLATIN (carboplatin), PLAVIX* (antiplatelet agents), PRAVACHOL (HMG CoA reductase inhibitors), REYATAZ (protease inhibitors), SPRYCEL (TKIs for leukemia), SUSTIVA franchise (antiretrovirals—third agents), TEQUIN (branded oral solid antibiotics), VIDEX/VIDEX EC (nucleoside reverse transcriptase inhibitors) and ZERIT (nucleoside reverse transcriptase inhibitors).
(e)	BARACLUDE was launched in the U.S. in April 2005.
(f)	ERBITUX* and PARAPLATIN specifically, and parenterally administered oncology products in general, do not have prescription-level data because physicians do not write prescriptions for these products. The Company believes therapeutic category share information provided by third parties for these products may not be reliable and accordingly, none is presented here.
(g)	The Company does not have prescription level data because the product is not dispensed through a retail pharmacy. The Company believes therapeutic category share information provided by third parties for this product may not be reliable and accordingly, none is presented here.
(h)	ORENCIA was launched in the U.S. in February 2006. The Company does not have prescription level data because the product is not dispensed through a retail pharmacy.
(i)	Beginning in the third quarter of 2006, SUSTIVA Franchise (total revenue) includes sales of SUSTIVA, as well as revenue of bulk efavirenz included in the combination therapy ATRIPLA*. The therapeutic category share information and change in U.S. total prescriptions growth for SUSTIVA franchise (antiretrovirals – third agents) includes both branded SUSTIVA and ATRIPLA* prescription units.
(j)	SPRYCEL was launched in the U.S. in July 2006.
**	In excess of 200%.

For an explanation of the data presented above and the calculation of such data, see “—Three Months Results of Operations.”

HEALTH CARE GROUP

For the first nine months of 2006, the combined revenues from the Health Care Group increased 1% to $3.0 billion compared to the same period in 2005. Excluding a 6% unfavorable impact from the divestiture of the U.S. and Canadian Consumer Medicines business in the third quarter of 2005, Health Care Group sales increased 7% for the first nine months of 2006.

Nutritionals

The composition of the change in nutritional sales is as follows:

	Total Change	Analysis of % Change
Nine Months Ended September 30,		Volume	Price	Foreign Exchange
2006 vs. 2005	7%	2%	4%	1%

Key Nutritional product lines and their sales, representing 95% of total Nutritional sales in the first nine months of 2006 and 2005, are as follows:

	Nine Months Ended September 30,
(Dollars in Millions)	2006	2005	% Change
Infant Formulas	$1,202	$1,145	5%
ENFAMIL	736	715	3%
Toddler/Children’s Nutritionals	446	390	14%
ENFAGROW	195	153	27%

Worldwide Nutritional sales increased 7%, including a 1% favorable foreign exchange impact, to $1,729 million in the first nine months of 2006 from $1,621 million in the same period in 2005. International Nutritional sales increased 12% to $933 million for the first nine months, including a 2% favorable foreign exchange impact, while domestic sales increased 1% to $796 million.

Other Health Care

The composition of the change in Other Health Care segment sales is as follows:

	Total Change	Analysis of % Change
Nine Months Ended September 30,		Volume	Price	Foreign Exchange
2006 vs. 2005	(5)%	(4)%	(1)%	—

Other Health Care sales by business and their key products for the nine months ended September 30, 2006 and 2005 were as follows:

	Nine Months Ended September 30,
(Dollars in Millions)	2006	2005	% Change
ConvaTec	$757	$725	4%
Ostomy	403	405	—
Wound Therapeutics	318	304	5%
Medical Imaging	502	446	13%
CARDIOLITE	305	316	(3)%
Consumer Medicines	—	154	(100)%

•	Worldwide ConvaTec sales increased 4%, despite a 1% unfavorable foreign exchange impact, to $757 million for the first nine months of 2006 from $725 million in the same period of 2005.

•	Worldwide Medical Imaging sales increased 13% to $502 million for the first nine months of 2006 from $446 million in the same period in 2005, primarily due to an increase in TechneLite technetium Tc99m Generator sales in the first quarter of 2006, resulting from the residual impact following a competitors withdrawal from the market. CARDIOLITE sales decreased 3% to $305 million from $316 million in the same period in 2005.

Geographic Areas

The Company’s sales by geographic areas were as follows:

	Nine Months Ended September 30,
	Sales			% of Total Sales
(Dollars in Millions)	2006	2005	% Change	2006	2005
United States	$7,614	$7,616	—	55%	54%
Europe, Middle East and Africa	3,416	3,940	(13)%	25%	28%
Other Western Hemisphere	1,185	1,148	3%	9%	8%
Pacific	1,486	1,484	—	11%	10%

Total	$13,701	$14,188	(3)%	100%	100%

Sales in the United States remained relatively constant compared to the same period in 2005 due to strong PLAVIX* sales in the first seven months of 2006 offset by the impact of the August 2006 at-risk launch of generic clopidogrel bisulfate.

Sales in Europe, Middle East and Africa decreased 13%, including a 2% unfavorable foreign exchange impact, compared to the same period in 2005.

Sales in the Other Western Hemisphere countries increased 3%, including a 4% favorable foreign exchange impact, compared to the same period in 2005.

Sales in the Pacific region remained relatively constant, despite a 1% unfavorable foreign exchange impact, compared to the same period in 2005.

Expenses

	Nine Months Ended September 30,
	Expenses			% of Net Sales
(Dollars in Millions)	2006	2005	% Change	2006	2005
Cost of products sold	$4,509	$4,333	4%	32.9%	30.5%
Marketing, selling and administrative	3,608	3,737	(3)%	26.3%	26.3%
Advertising and product promotion	933	1,032	(10)%	6.8%	7.3%
Research and development	2,246	1,971	14%	16.4%	13.9%
Provision for restructuring, net	6	—	—	—	—
Litigation (income)/charges, net	(44)	72	(161)%	(0.3)%	0.5%
Gain on sale of product asset and businesses	(200)	(569)	65%	(1.4)%	(4.0)%
Equity in net income of affiliates	(336)	(240)	(40)%	(2.4)%	(1.7)%
Other expense, net	59	168	(65)%	0.4%	1.2%

Total Expenses, net	$10,781	$10,504	3%	78.7%	74.0%

•	Cost of products sold, as a percentage of net sales, increased to 32.9% in the first nine months of 2006. In 2006, the Company reported $74 million of certain costs in cost of products sold which were previously reported in marketing, selling and administrative expenses. Excluding the impact of the reclassification, cost of products sold as a percentage of net sales, increased to 32.4% in the first nine months of 2006 compared with 30.5% in 2005. This increase was primarily due to the unfavorable impact of the pharmaceutical net sales mix, including the loss of sales of PLAVIX* due to the at-risk launch of generic clopidogrel bisulfate in August 2006 and impairment charges for a manufacturing facility and EMSAM* related assets.

•	Marketing, selling and administrative expenses were $3,608 million, and as a percentage of net sales, were 26.3% in the first nine months of 2006. Excluding the impact of the above-mentioned reclassification, marketing, selling and administrative expenses decreased 1% to $3,682 million in the first nine months of 2006 compared to the same period in 2005 and as a percentage of net sales, were 26.9% and 26.3% in the first nine months of 2006 and 2005, respectively. The decrease was primarily due to lower sales force expenses resulting from the previously announced restructuring of the U.S. primary care sales organization that became effective in March 2006 and lower international expenses for PRAVACHOL, mostly offset by the impact of the adoption of stock option expensing.

•	Advertising and product promotion spending decreased 10% to $933 million from 2005.

•	Research and development expenses increased by 14% to $2,246 million in the first nine months of 2006 from $1,971 million in the same period in 2005. Research and development costs also included $36 million and $37 million of charges consisting of upfront and milestone payments in 2006 and 2005, respectively.

•	Actions under the 2006 restructuring program are expected to be complete by early 2007, while actions under the 2005 restructuring program are substantially complete. As a result of these actions, the Company expects the future annual benefit to earnings from continuing operations before minority interest and income taxes to be approximately $24 million and $6 million for the 2006 and 2005 programs, respectively.

•	Litigation income includes $44 million in 2006 related to an insurance recovery for previously settled litigation matters and income from a settlement of litigation matter. In 2005, the Company recorded litigation charges of $373 million and ERISA litigation and other matters of $20 million, partially offset by insurance recoveries of $321 million.

•	The gain on sale of businesses of $200 million in 2006 was related to the sale of inventory, trademark, patent and intellectual property rights related to DOVONEX*. The gain on sale of businesses of $569 million in 2005 was related to the sale of Consumer Medicines. For additional information, see “Item 1. Financial Statements—Note 4. Acquisitions and Divestitures.”

•	Equity in net income of affiliates for the first nine months of 2006 was $336 million, compared with $240 million in the first nine months of 2005. The $96 million increase in equity in net income of affiliates was primarily due to increased net income in the joint venture with Sanofi and income from the equity investment in ImClone in 2006 compared to a loss in 2005.

•	Other expense, net, was income of $59 million and $168 million in the first nine months of 2006 and 2005, respectively. The $109 million decrease in other expense was primarily due to higher expense in 2005, consisting of $69 million of debt retirement costs and $47 million of net foreign exchange transaction losses.

Stock-based compensation expense recognized under SFAS 123(R) for the nine months ended September 30, 2006 was $91 million. These charges were recorded in cost of product sold, marketing selling and administrative expenses, and research and development expenses in the current year. Stock-based compensation expense recognized under APB No. 25 for the nine months ended September 30, 2005 was $28 million. These expenses were recorded in marketing, selling and administrative.

During the nine months ended September 30, 2006 and 2005, the Company recorded specified (income)/expense items that affected the comparability of results of the periods presented herein, which are set forth in the following table:

Nine Months Ended September 30, 2006

(Dollars in Millions)	Cost of products sold	Research and development	Marketing, selling and admin	Provision for restructuring, net	Litigation income	Other (income) / expense, net	Gain on sale of product asset	Total
Litigation Matters:
Insurance recovery	$—	$—	$—	$—	$(30)	$—	$—	$(30)
Product liability	—	—	—	—	—	11	—	11
Commercial litigations	—	—	—	—	(14)	—	—	(14)

	—	—	—	—	(44)	11	—	(33)
Other:
Accelerated depreciation, asset impairment and contract termination	138	1	4	—	—	—	—	143
Downsizing and streamlining of worldwide operations	—	—	—	6	—	—	—	6
Upfront and milestone payments	—	35	—	—	—	—	—	35
Gain on sale of product asset	—	—	—	—	—	—	(200)	(200)

	$138	$36	$4	$6	$(44)	$11	$(200)	(49)

Income taxes on items above								47
Change in estimate for taxes on prior year items								39

Reduction to Net Earnings from Continuing Operations								$37

Nine Months Ended September 30, 2005

(Dollars in Millions)	Cost of products sold	Research and development	Gain on sale of business	Litigation (income) / charges, net	Other (income) / expense, net	Total
Litigation Matters:
Private litigations and governmental investigations	$—	$—	$—	$373	$—	$373
ERISA liability and other matters	—	—	—	20	—	20
Insurance recoveries	—	—	—	(321)	—	(321)

	—	—	—	72	—	72
Other:
Gain on sale of equity investment	—	—	—	—	(27)	(27)
Loss on sale of fixed assets	—	—	—	—	18	18
Accelerated depreciation and asset impairment	69	2	—	—	—	71
Gain on sale of Consumer Medicines businesses	—	—	(569)	—	—	(569)
Upfront and milestone payments	—	35	—	—	—	35
Debt retirement costs	—	—	—	—	69	69

	$69	$37	$(569)	$72	$60	(331)

Income taxes on items above						178
Adjustment to taxes on repatriation of foreign earnings						(135)

Increase to Net Earnings from Continuing Operations						$(288)

Earnings Before Minority Interest and Income Taxes

	Earnings From Continuing Operations Before Minority Interest and Income Taxes
(Dollars in Millions)	2006	2005	% Change
Pharmaceuticals	$2,277	$2,909	(22)%

Nutritionals	531	516	3%
Other Health Care	381	347	10%

Health Care Group	912	863	6%

Total segments	3,189	3,772	(15)%
Corporate/Other	(269)	(88)	* *

Total	$2,920	$3,684	(21)%

**	In excess of 200%.

In the first nine months of 2006, earnings from continuing operations before minority interest and income taxes decreased 21% to $2,920 million from $3,684 million in the first nine months of 2005. The decrease in 2006 was primarily driven by the net impact of items that affected the comparability of results as discussed above, lower sales for pharmaceutical products as a result of the at-risk launch of generic clopidogrel bisulfate in August 2006 and loss of exclusivity of PRAVACHOL, increased spending on research and development, partially offset by an increase in equity in net income of affiliates and lower advertising and promotion expenses.

PHARMACEUTICALS

Earnings before minority interest and income taxes decreased to $2,277 million in the first nine months of 2006 from $2,909 million in the first nine months of 2005.

HEALTH CARE GROUP

Nutritionals

Earnings before minority interest and income taxes increased to $531 million in the first nine months of 2006 from $516 million in the first nine months of 2005.

Other Health Care

Earnings before minority interest and income taxes increased to $381 million in the first nine months of 2006 from $347 million in the first nine months of 2005.

CORPORATE/OTHER

Loss before minority interest and income taxes was $269 million in the first nine months of 2006 compared to $88 million in the first nine months of 2005. The difference was primarily due to the gain on sale of the Consumer Medicines business and higher insurance recoveries in the third quarter of 2005, partially offset by debt retirement costs incurred in 2005 and gain on sale of DONOVEX* in 2006.

Income Taxes

The effective income tax rate on earnings from continuing operations before minority interest and income taxes was 26.6% for the nine months ended September 30, 2006 compared with 20.5% for the nine months ended September 30, 2005. The higher tax rate resulted from the 2005 tax rate being lower due to tax benefits associated with the settlement of an Internal Revenue Service (IRS) examination and a favorable adjustment to taxes on special dividends under the American Jobs Creation Act (AJCA) of 2004. The 2006 tax rate is also unfavorably impacted by the expiration of the U.S. federal research and development tax credit as of December 31, 2005.

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

The following amounts related to the OTN business have been segregated from continuing operations and are reflected as discontinued operations for all periods presented:

(Dollars in Millions)	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net sales	$—	$1,015
Loss before income taxes	—	(8)
Loss, net of taxes	—	(5)

Financial Position, Liquidity and Capital Resources

Cash, cash equivalents and marketable debt securities totaled approximately $5.5 billion at September 30, 2006 compared to $5.8 billion at December 31, 2005. The Company continues to maintain a sufficient level of working capital, which was approximately $5.5 billion at September 30, 2006 and $5.4 billion at December 31, 2005.

As noted above, there have been recent developments in the pending patent litigation involving PLAVIX*, including the generic launch by Apotex in August, which has currently been halted by a preliminary injunction. Apotex has appealed the court’s grant of the preliminary injunction. Trial in the underlying patent case is scheduled for January 22, 2007. If Apotex were to prevail in its appeal of the preliminary injunction order, or at trial, PLAVIX* would face renewed generic competition. Subject to those developments, the Company currently believes that, in the absence of renewed or additional generic competition for PLAVIX*, in 2006 and future periods, cash generated by its U.S. operations, together with existing cash and borrowings from the capital markets, to be sufficient to cover cash needs for working capital, capital expenditures (which the Company expects to include substantial investments in facilities to increase and maintain the Company’s capacity to provide biologics on a commercial scale), milestone payments and dividends paid in the United States. Cash and cash equivalents, marketable securities, the conversion of other working-capital items and borrowings are expected to fund near-term operations.

Under any circumstances, renewed or additional generic competition for PLAVIX* would be material to the Company’s sales of PLAVIX* and results of operations and cash flows, and could be material to the Company’s financial condition and liquidity. Additional information about the pending PLAVIX* patent litigation and the recent adverse developments is included in “Item 1. Financial Statements—Note 18. Legal Proceedings and Contingencies—Intellectual Property—PLAVIX* Litigation” and “—Executive Summary—PLAVIX*” above.

Cash and cash equivalents at September 30, 2006 primarily consisted of U.S. dollar denominated bank deposits with an original maturity of three months or less. Marketable securities at September 30, 2006 primarily consisted of U.S. dollar denominated floating rate instruments with an ‘AAA/aaa’ credit rating. Due to the nature of these instruments, the Company considers it reasonable to expect that their fair market values will not be significantly impacted by a change in interest rates, and that they can be liquidated for cash at short notice. On September 1, 2006, the Company and Sanofi each posted $200 million towards a $400 million bond with the U.S. District Court for the Southern District of New York as collateral in support of the preliminary injunction. The Company has pledged to the issuer of the bond collateral for its $200 million bond consisting of short-term, high quality securities. This collateral is reported as marketable securities on the Company’s consolidated balance sheet at September 30, 2006. Under the terms of the pledge agreement, the Company is entitled to receive the income generated from the marketable securities and to make certain investment decisions, but is restricted from using the $200 million pledged securities for any other purpose until such time the bond is cancelled.

Short-term borrowings and long-term debt were $630 million and $7.8 billion, respectively, at September 30, 2006, compared to $231 million and $8.4 billion, respectively, at December 31, 2005. The $500 million Term Facility due in August 2007 was reclassified from long-term debt to short-term borrowings.

The Moody’s Investors Service (Moody’s) long-term and short-term credit ratings for the Company are currently A2 and Prime-1, respectively, following a downgrade of the long-term credit rating during the third quarter of 2006 from A1. Moody’s long-term credit rating was amended from negative outlook to stable outlook in the third quarter of 2006. Standard & Poor’s (S&P) long-term and short-term credit ratings for the Company are currently A+ and A-1, respectively. S&P’s long-term credit rating is on negative outlook. Fitch Ratings (Fitch) long-term and short-term credit ratings for the Company are currently A+ and F1, respectively. Fitch has placed the Company on Rating Watch Negative.

The following is a discussion of working capital and cash flow activities:

(Dollars in Millions)	September 30, 2006	December 31, 2005
Working capital	$5,483	$5,393

	Nine Months Ended September 30,
(Dollars in Millions)	2006	2005
Cash flow provided by/(used in):
Operating activities	$1,872	$1,539
Investing activities	(534)	2,514
Financing activities	(1,576)	(5,590)

•	The increase in working capital of $90 million from December 31, 2005 to September 30, 2006 was primarily due to: lower accounts payable due to the timing of payments at the end of 2005; reduction in income taxes payable in 2006 as a result of expected tax refunds in the U.S. and payments of withholding taxes; litigation settlement payments; higher inventories in 2006 due to higher PLAVIX* inventory resulting from the at-risk launch of generic clopidogrel bisulfate in August 2006, new product launches and higher demand for the Company’s other pharmaceutical growth drivers; and lower rebate accruals due to change in customer mix, partially offset by lower receivables due to lower sales resulting from the at-risk launch of generic clopidogrel bisulfate and the loss of exclusivity of PRAVACHOL and an increase in short-term borrowings due to the reclassification of a Term Facility due in August 2007 previously reported in long-term debt.

•	Net cash provided by operating activities was $1,872 million in the first nine months of 2006 and $1,539 million in the first nine months of 2005. The $333 million increase is mainly attributable to lower net earnings due to the at-risk launch of generic clopidogrel bisulfate, the loss of exclusivity of PRAVACHOL and an increase in research and development, as well as the change in adjustments to net earning including net deferred tax expense in 2006 as compared to net deferred tax benefit in 2005 and lower gain on sales of product assets and businesses in 2006 as compared to 2005. The significant changes in cash flows from operating assets and liabilities between 2006 and 2005 are: a $148 million negative cash flow variance from receivables driven by the collection of foreign withholding taxes and milestone receipts in 2005 along with higher receivables due from alliance partners in 2006, partially offset by lower trade receivable balances in 2006 compared to 2005 due to lower sales volume; a $172 million positive cash flow variance from inventories primarily due to exclusivity loss of products in 2006; a $410 million negative cash flow variance primarily due to litigation settlement payments in 2006 compared to insurance recoveries for previously settled litigations in 2005; and a $285 million positive cash flow variance from income taxes payable primarily related to the settlement of examinations by the IRS for years 1998 through 2001 and the repatriation of special dividends under the AJCA in 2005.

•	Net cash used in investing activities was $534 million in the first nine months of 2006 compared to net cash provided of $2,514 million in the first nine months of 2005. The $3,048 million negative cash flow variance is primarily attributable to the sale of marketable securities in 2005, proceeds from the sale of the Consumer Medicines and OTN businesses in 2005 for a total of $843 million and milestone payments in 2006 for $280 million primarily to ImClone, partially offset by proceeds from the sale of DOVONEX* in 2006 for $200 million.

•	Net cash used in financing activities was $1,576 million in the first nine months of 2006 compared to $5,590 million in the first nine months of 2005. The $4,014 million positive cash flow variance was mainly attributable to the repayment of short-term borrowings and retirement of long-term debt in 2005.

During the nine months ended September 30, 2006 and 2005, the Company did not purchase any of its common stock.

For each of the three and nine month periods ended September 30, 2006 and 2005, dividends declared per common share were $.28 and $.84 respectively. The Company paid $551 million and $1,649 million in dividends for the three and nine months ended September 30, 2006, respectively, and $549 million and $1,639 million for the three and nine months ended September 30, 2005, respectively. Dividend decisions are made on a quarterly basis by the Board of Directors.

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

Further, the Company agreed in the Consent to retain an “Independent Advisor” through the date that the Company’s Form 10-K for the year ended 2005 was filed with the SEC. The Independent Advisor continues to serve as the Monitor under the DPA discussed below.

As previously disclosed, on June 15, 2005, the Company entered into a DPA with the USAO for the District of New Jersey resolving the investigation by the USAO of the Company relating to wholesaler inventory and various accounting matters covered by the Company’s settlement with the SEC. Pursuant to the DPA, the USAO filed a criminal complaint against the Company alleging conspiracy to commit securities fraud, but will defer prosecution of the Company and dismiss the complaint after two years if the Company satisfies all of the requirements of the DPA. A copy of the DPA was filed as Exhibit 99.2 to a Form 8-K filed by the Company on June 16, 2005 and is incorporated by reference hereto as Exhibit 10w to the Form 10-K for the fiscal year ended December 31, 2005.

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

The Company also agreed to implement remedial measures already undertaken or mandated in the Consent and in the settlements of the derivative litigation and the federal securities class action relating to wholesaler inventory and various accounting matters. In addition, the Company agreed to undertake additional remedial actions, corporate reforms and other actions, including: (a) appointing an additional non-executive Director acceptable to the USAO; (b) establishing and maintaining a training and education program on topics that include corporate citizenship and financial reporting obligations; (c) making an additional $300 million payment into the shareholder compensation fund established in connection with the Consent; (d) not engaging in or attempting to engage in any criminal conduct as that term is defined in the DPA; (e) continuing to cooperate with the USAO, including with respect to the ongoing investigation regarding individual current and former employees of the Company; and (f) retaining a Monitor. Also as part of the DPA, the Board of Directors separated the roles of Chairman and Chief Executive Officer of the Company and on June 15, 2005, elected a Non-Executive Chairman.

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

The Monitor has defined powers and responsibilities under the DPA, including the responsibility to oversee at least through April 2007, the Company’s compliance with all of the terms of the DPA, the Consent and the settlements of the derivative action and the federal securities class action. The Monitor has the authority to require the Company to take any steps he believes necessary to comply with the terms of the DPA and the Company is required to adopt all recommendations made by the Monitor, unless the Company objects to the recommendation and the USAO agrees that adoption of the recommendation should not be required. In addition, the Monitor reports to the USAO, on at least a quarterly basis, as to the Company’s compliance with the DPA and the implementation and effectiveness of the internal controls, financial reporting, disclosure processes and related compliance functions of the Company.

On September 12, 2006, the Board of Directors announced that the Company’s then current chief executive officer and general counsel would be leaving their respective positions effective immediately. The announcement took place after the Board received and considered reports from the Company’s outside counsel on issues relating to the PLAVIX* patent litigation with Apotex and a preliminary recommendation from the Monitor to terminate the employment of such individuals. The Monitor’s recommendation followed an investigation initiated by the USAO that is being conducted by the Monitor and the USAO into corporate governance issues relating to the Company’s negotiations on a proposed settlement with Apotex. The Company has been advised by the Monitor and the USAO that the investigation does not involve matters that are the subject of the ongoing investigation by the Antitrust Division of the Department of Justice into the PLAVIX* settlement agreement. At the time the Monitor made his preliminary recommendation, the Monitor and the USAO also advised the Company that they had not found a violation of the DPA or any unlawful conduct by the Company or its employees. The investigation is ongoing and has been expanded to include a review of whether there was any violation of Federal securities laws in connection with the proposed settlement with Apotex under the terms of the SEC Consent. The Monitor and USAO may make additional findings and recommendations in connection with the Monitor’s final report on the investigation. It is not possible at this time reasonably to assess the outcome of the investigation or its impact on the Company. For additional information on the pending PLAVIX* patent litigation and the Antitrust Division investigation, see “Item 1. Financial Statements—Note 18. Legal Proceedings and Contingencies.”

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

The Company maintains IMAs with most of its U.S. pharmaceutical wholesalers that account for nearly 100% of total gross sales of U.S. pharmaceutical products. Under the current terms of the IMAs, the Company’s three largest wholesaler customers provide the Company with weekly information with respect to months on hand product level inventories and the amount of out-movement of products. These three wholesalers currently account for 90% of total gross sales of U.S. pharmaceutical products. The inventory information received from these wholesalers, together with the Company’s internal information, is used to estimate months on hand product level inventories at these wholesalers. The Company estimates months on hand product inventory levels for its U.S. Pharmaceutical business’s wholesaler customers other than the three largest wholesalers by extrapolating from the months on hand calculated for three largest wholesalers. The Company considers whether any adjustments are necessary to these extrapolated amounts based on such factors as historical sales of individual products made to such other wholesalers and third-party market research data related to prescription trends and patient demand. In contrast, for the Company’s Pharmaceutical business outside of the United States, Nutritionals and Other Health Care business units around the world, the Company has significantly more direct customers, limited information on direct customer product level inventory and corresponding out-movement information and the reliability of third party demand information, where available, varies widely. Accordingly, the Company relies on a variety of methods to estimate months on hand product level inventories for these business units.

The Company discloses for each of its top fifteen (15) pharmaceutical products (based on 2005 net sales) and pharmaceutical products that the Company views as current and future growth drivers sold by the U.S. Pharmaceutical business the amount of net sales and the estimated number of months on hand in the U.S. wholesaler distribution channel as of the end of the immediately preceding quarter and as of the end of the applicable quarter as well as corresponding information for the prior year in its quarterly and annual reports on Forms 10-Q and 10-K. The Company discloses corresponding information for the top fifteen (15) pharmaceutical products and pharmaceutical products that the Company views as current and future growth drivers sold within its major non-U.S. countries, as described above. For all other business units, the Company discloses on a quarterly basis the key product level inventories. The information required to estimate months on hand product level inventories in the direct customer distribution for the non-U.S. Pharmaceutical businesses is not available prior to the filing of the quarterly report on Form 10-Q for an applicable quarter. Accordingly, the Company discloses this information on its website approximately 60 days after the end of the applicable quarter and furnishes it on Form 8-K, and in the Company’s Form 10-Q for the following quarter. Information for these products for the quarter ended September 30, 2006 is expected to be disclosed on the Company’s website on or about November 30, 2006 and in the Company’s Annual Report on Form 10-K for the year ending December 31, 2006. In addition to the foregoing quarterly disclosure, the Company will include all the foregoing information for all business units for each quarter in its Annual Report on Form 10-K. For products not described above, if the inventory at direct customers exceeds approximately one month on hand, the Company will disclose the estimated months on hand for such product(s), except where the impact on the Company is de minimis.

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

The Company believes the above-described procedures provide a reasonable basis to ensure compliance with both the Consent and the DPA and provides sufficient information to comply with disclosure requirements of both.

Critical Accounting Policies

For a discussion of the Company’s critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2005 Form 10-K and “Item 1. Financial Statements—Note 1. Basis of Presentation and New Accounting Standards” in the Company’s 2006 Form 10-Q for the period ended September 30, 2006.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the Company’s market risk, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in the Company’s 2005 Form 10-K.

In the nine months ended September 30, 2006, the Company purchased a net $66 million notional amount of put options and sold $814 million notional amount of forward contracts (in several currencies) to partially hedge the exchange impact primarily related to forecasted intercompany inventory purchases for up to the next 23 months. In addition, the Company bought $108 million notional amount of forward contracts to hedge the exchange impact related to Japanese yen denominated third party payables and sold a net $58 million notional amount of forward contracts to hedge the exchange impact related to primarily Euro denominated third party payables and receivables. The Company also purchased $44 million notional amount of forward contracts to partially hedge the commodity price impact related to forecasted natural gas purchases for up to the next 15 months.

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

The Company is in the process of implementing certain additional modules to the existing enterprise resource planning system. During the third quarter of 2006, certain modules were implemented in the order to cash cycle at the US Pharmaceutical Group operations. This implementation integrates operational and financial systems and expands the functionality of the financial reporting processes. Other than the change mentioned above, no other changes in internal control over financial reporting occurred during the third quarter of 2006 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting for the Company.

PART II—OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in “Item 1. Financial Statements—Note 18. Legal Proceedings and Contingencies,” to the interim consolidated financial statements, and is incorporated by reference herein.

Item 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our 2005 Annual Report on Form 10-K and Form 10-Q for the quarterly periods ended March 31, 2006 and June 30, 2006 other than as follows:

Litigation – PLAVIX*

The Company’s largest product ranked by net sales is PLAVIX* (clopidogrel bisulfate) with U.S. sales of $3.2 billion in 2005 and $2.3 billion for the nine-month period ended September 30, 2006. The composition of matter patent for PLAVIX*, which expires in 2011, is currently the subject of patent litigation in the United States with Apotex Inc. and Apotex Corp. (Apotex) and other generic companies as well as in other less significant jurisdictions.

On August 8, 2006, Apotex launched a generic clopidogrel bisulfate product that competes with PLAVIX*. On August 31, 2006, the U.S. District Court for the Southern District of New York (the Court) in the patent litigation with Apotex granted a motion by the Company and its product partner, Sanofi-Aventis (Sanofi), to enjoin further sales of Apotex’s generic clopidogrel bisulfate product, but did not order Apotex to recall product from its customers. Apotex has appealed the Court’s grant of a preliminary injunction. A hearing on that appeal took place on October 31, 2006, and a decision is pending.

The at-risk launch of generic clopidogrel bisulfate had a significant adverse effect on net sales of PLAVIX* in the third quarter of 2006, which the Company estimates to be in the range of $525 million to $600 million. In the third quarter of 2006, U.S. net sales of PLAVIX* declined to $474 million as compared to $850 million in the first quarter of 2006 and $988 million in the second quarter of 2006. The Company expects the generic clopidogrel bisulfate product that was sold into distribution channels will continue to satisfy a significant majority of prescription demand for the remainder of 2006. In addition, sales of generic clopidogrel bisulfate are expected to have a residual impact on PLAVIX* sales into 2007—the amount and duration of which will depend on the amount of generic product that Apotex sold into the distribution channels, and the rate at which such product will continue to satisfy overall prescription demand. The Company cannot reliably estimate this impact at this point in time.

The Company continues to believe that the PLAVIX* patents are valid and infringed, and with Sanofi, is vigorously pursuing these cases. Trial in the underlying patent litigation has been set for January 22, 2007. It is not possible at this time reasonably to assess the ultimate outcome of Apotex’s appeal of the preliminary injunction, the underlying patent litigation with Apotex or the other PLAVIX* patent litigations, or the timing of any renewed generic competition for PLAVIX* from Apotex or additional generic competition for PLAVIX* from other third party generic pharmaceutical companies. However, if Apotex were to prevail in its appeal of the preliminary injunction order or at the trial in the underlying patent litigation, the Company would expect to face renewed generic competition for PLAVIX* from Apotex promptly thereafter. The full impact of Apotex’s launch of its generic clopidogrel bisulfate product on the Company cannot be reasonably estimated at this time and will depend on a number of factors, including, among others, the amount of generic product sold by Apotex and the pricing of Apotex’s generic product; whether the preliminary injunction is sustained on appeal; when the pending lawsuit is finally resolved and whether the Companies prevail; even if the preliminary injunction is sustained on appeal and the Companies prevail in the pending patent case, the extent to which the launch by Apotex will permanently adversely impact the pricing for PLAVIX*; whether the Companies launch an authorized generic clopidogrel bisulfate product; and, even if the Companies ultimately prevail in the pending lawsuit, the amount of damages, if any, that would be sought and/or recovered by the Companies and Apotex’s ability to pay such damages. Loss of market exclusivity of PLAVIX* and/or sustained generic competition would be material to the Company’s sales of PLAVIX*, results of operations and cash flows, and could be material to the Company’s financial condition and liquidity.

As previously disclosed, the Company and Sanofi had entered into a proposed settlement with Apotex of the pending PLAVIX* patent litigation, which failed to receive the required antitrust clearances. The Antitrust Division of the United States Department of Justice is conducting a criminal investigation regarding the proposed settlement of the PLAVIX* patent litigation with Apotex. The Company is cooperating fully with the investigation. It is not possible at this time reasonably to assess the outcome of the investigation or its impact on the Company. It also is not possible at this time reasonably to assess the impact of the investigation, if any, on the Company’s compliance with the Deferred Prosecution Agreement with the U.S. Attorney’s Office for the District of New Jersey.

The Company has recorded significant deferred tax assets related to U.S. foreign tax credit and research tax credit carryforwards which expire in varying amounts beginning in 2012. Realization of foreign tax credit and research tax credit carryforwards is dependent on generating sufficient domestic-sourced taxable income prior to their expiration. Although realization is not assured, management believes it is more likely than not that these deferred tax assets will be realized. The amount of foreign tax credit and research tax credit carryforwards considered realizable; however, could be reduced in the near term if PLAVIX* were to be subject to either renewed or additional generic competition. If such events occur, the Company may need to record significant additional valuation allowances against these deferred tax assets.

Additional information about the pending PLAVIX* patent litigation and related legal matters is included in “Item 1. Financial Statements—Note 18. Legal Proceedings and Contingencies”, “Management’s Discussion and Analysis — SEC Consent Order and Deferred Prosecution Agreement” and “Management’s Discussion and Analysis — Executive Summary – PLAVIX*.”

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the surrenders of the Company’s equity securities in connection with stock option and restricted stock programs during the nine-month period ended September 30, 2006:

Period (Dollars in Millions, Except per Share Data)	Total Number of Shares Purchased(a)	Average Price Paid per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(b)
January 2006	11,947	$23.09	372,351,413	$2,220
February 2006	400,127	$23.04	372,351,413	$2,220
March 2006	60,004	$22.93	372,351,413	$2,220

Three months ended March 31, 2006	472,078		372,351,413

April 2006	19,912	$23.93	372,351,413	$2,220
May 2006	38,003	$24.55	372,351,413	$2,220
June 2006	6,228	$25.34	372,351,413	$2,220

Three months ended June 30, 2006	64,143		372,351,413

July 2006	32,834	$25.75	372,351,413	$2,220
August 2006	3,248	$24.58	372,351,413	$2,220
September 2006	46,300	$22.97	372,351,413	$2,220

Three months ended September 30, 2006	82,382		372,351,413

Nine months ended September 30, 2006	618,603		372,351,413

(a)	Reflects the following transactions during the nine months ended September 30, 2006: (i) the deemed surrender to the Company of 454,517 shares of Common Stock to pay the exercise price and to satisfy tax withholding obligations in connection with the exercise of employee stock options, and (ii) the surrender to the Company of 164,086 shares of Common Stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.
(b)	In June 2001, the Company announced that the Board of Directors authorized the purchase of up to $14 billion of Company common stock. During the nine months ended September 30, 2006, no shares were repurchased pursuant to this program and no purchases of any shares under this program are expected for the remainder of 2006.

Item 6: EXHIBITS

Exhibits (listed by number corresponding to the Exhibit Table of Item 601 in Regulation S-K).

Exhibit Number and Description		Page
31a.	Section 302 Certification Letter.	E-31-1
31b.	Section 302 Certification Letter.	E-31-2
32a.	Section 906 Certification Letter.	E-32-1
32b.	Section 906 Certification Letter.	E-32-2

*	Indicates, in this Form 10-Q, brand names of products which are registered trademarks not owned by the Company or its subsidiaries. ERBITUX is a trademark of ImClone Systems Incorporated; AVAPRO/AVALIDE (known in the EU as APROVEL/KARVEA) and PLAVIX are trademarks of Sanofi-Aventis.; GLUCOPHAGE is a trademark of Merck Sante S.A.S., an associate of Merck KGaA of Darmstadt, Germany; ABILIFY is a trademark of Otsuka Pharmaceutical Company, Ltd.; TRUVADA is a trademark of Gilead Sciences, Inc.; EMSAM is a trademark of Somerset Pharmaceuticals, Inc.; GLEEVEC is a trademark of Novartis AG; ATRIPLA is a trademark of Bristol-Myers Squibb and Gilead Sciences, LLC; DOVONEX is a trademark of Leo Pharma A/S; BUFFERIN is a trademark of Novartis AG in the United States, Canada, Europe and Latin America; ESTRACE is a trademark of Galen (Chemicals) Ltd.; DELESTROGEN is a trademark of Jones Pharma Inc.; OVCON is a trademark of Warner Chilcott, Inc.; NORVIR is a trademark of Abbott Laboratories; TRIZIVIR is a trademark of Glaxo Group Ltd.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRISTOL-MYERS SQUIBB COMPANY (REGISTRANT)

Date: November 2, 2006	By:	/s/ James M. Cornelius
James M. Cornelius Chief Executive Officer

Date: November 2, 2006	By:	/s/ Andrew R. J. Bonfield
Andrew R. J. Bonfield Chief Financial Officer