Form 10-K
period 2006-12-31
BRISTOL MYERS SQUIBB CO
filed 2007-02-26
CIK 14272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

Commission File Number 1-1136

BRISTOL-MYERS SQUIBB COMPANY

(Exact name of registrant as specified in its charter)

Delaware	22-0790350
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

345 Park Avenue, New York, N.Y. 10154

(Address of principal executive offices)

Telephone: (212) 546-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.10 Par Value	New York Stock Exchange
$2 Convertible Preferred Stock, $1 Par Value	New York Stock Exchange

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

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes☐    No  ☒

The aggregate market value of the 2,019,190,294 shares of voting common equity held by non-affiliates of the registrant, computed by reference to the closing price as reported on the New York Stock Exchange, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2006) was approximately $52,216,261,003. Bristol-Myers Squibb has no non-voting common equity. At February 13, 2007, there were 2,019,481,440 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Proxy Statement for the registrant’s Annual Meeting of Stockholders to be held May 1, 2007 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Acquisitions and Divestitures

In January 2006, the Company completed the sale of its inventory, trademark, patent and intellectual property rights related to DOVONEX*, a treatment for psoriasis in the United States (U.S.), to Warner Chilcott Company, Inc. for $200 million in cash. In addition, the Company will receive a royalty based on 5% of net sales of DOVONEX* through the end of 2007. As a result of this transaction, the Company recognized a pre-tax gain of approximately $200 million ($130 million net of tax) in the first quarter of 2006.

Bristol-Myers Squibb Website

The Company’s internet website address is www.bms.com. The Company makes available free of charge on its website its annual, quarterly and current reports, including amendments to such reports, as soon as reasonably practicable after the Company electronically files such material with, or furnishes such material to, the U.S. Securities and Exchange Commission (SEC).

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

The Company incorporates by reference certain information from parts of its proxy statement for the 2007 Annual Meeting of Stockholders. The SEC allows the Company to disclose important information by referring to it in that manner. Please refer to such information. The Company’s proxy statement for the 2007 Annual Meeting of Stockholders and 2006 Annual Report will be available on the Company’s website (www.bms.com) under the “Investors—SEC Filings” caption on or after March 19, 2007.

Business Segments

The Company has three reportable segments—Pharmaceuticals, Nutritionals and Other Health Care. The Pharmaceuticals segment is made up of the global pharmaceutical and international consumer medicines business. The Nutritionals segment consists of Mead Johnson Nutritionals (Mead Johnson), primarily an infant formula and children’s nutritionals business. The Other Health Care segment consists of ConvaTec and Medical Imaging. For additional information about these segments, see “Item 8. Financial Statements—Note 18. Segment Information.”

Pharmaceuticals Segment

The Pharmaceuticals segment competes with other worldwide research-based drug companies, smaller research companies and generic drug manufacturers. These products are sold worldwide, primarily to wholesalers, retail pharmacies, hospitals, government entities and the medical profession. The Company manufactures these products in the U.S. and Puerto Rico and in fourteen foreign countries. Pharmaceuticals net sales accounted for 77% of the Company’s net sales in 2006, 79% in 2005 and 80% in 2004. U.S Pharmaceuticals net sales accounted for 54%, 54% and 55% of total Pharmaceuticals net sales in 2006, 2005 and 2004, respectively, while Pharmaceuticals net sales in Europe, Middle East and Africa accounted for 28%, 29% and 31% of total Pharmaceuticals net sales in 2006, 2005 and 2004, respectively. Pharmaceuticals net sales in Japan accounted for 4%, 4% and 3% of total Pharmaceuticals net sales in 2006, 2005 and 2004, respectively.

The Company’s pharmaceutical portfolio has continued to transition away from products which have lost exclusivity towards growth drivers, recently launched and other products, which have resulted from the Company’s focus on areas with significant unmet medical need. Products that the Company considers to be growth drivers include PLAVIX* (clopidogrel bisulfate), AVAPRO/AVALIDE* (irbesartan/irbesartan–hydrochlorothiazide), REYATAZ (atazanavir sulfate), ABILIFY* (aripiprazole) and ERBITUX* (cetuximab). Recently launched and other products include the SUSTIVA Franchise (efavirenz), SPRYCEL (dasatinib), BARACLUDE (entecavir) and ORENCIA (abatacept).

The Company has experienced substantial revenue losses in the last several years due to the expiration of market exclusivity for certain of its products. For 2007, the Company expects no major new exclusivity losses and, accordingly, expects reductions of net sales to moderate to a range of $0.9 billion to $1 billion from 2006 levels for products that have lost exclusivity in previous years, primarily PRAVACHOL (pravastatin sodium) in the U.S. and Europe and TAXOL® (paclitaxel) in Europe and Japan, compared to a net sales reduction of $1.4 billion in 2006 from 2005 levels. The timing and amounts of sales reductions from exclusivity losses, their realization in particular periods and the eventual levels of remaining sales revenues are uncertain and dependent on the levels of sales at the time exclusivity ends, the timing and degree of development of generic competition (speed of approvals, market entry and impact) and other factors.

The composition of matter patent for PLAVIX*, which expires in 2011, is currently the subject of patent litigation in the U.S. with Apotex Inc. and Apotex Corp. (Apotex) and other generic companies as well as in other less significant jurisdictions. On August 8, 2006, Apotex launched a generic clopidogrel bisulfate product that competes with PLAVIX*. On August 31, 2006, the court in the patent litigation with Apotex granted a motion by the Company and its product partner, Sanofi-Aventis (Sanofi), to enjoin further sales of Apotex’s generic clopidogrel bisulfate product, but did not order Apotex to recall product from its customers. The court’s grant of a preliminary injunction has been affirmed on appeal. The trial in the underlying patent litigation ended on February 15, 2007 and the Court is expected to rule following post-trial briefing. The generic launch had a significant adverse impact on PLAVIX* sales and results of operations in 2006. The full impact of the generic launch by Apotex in August 2006 cannot be estimated with certainty at this time, and will depend on a number of factors, including the amount of generic product that Apotex sold into the distribution channels prior to the grant of a preliminary injunction halting such sales. It is not possible at this time reasonably to assess the outcome of the patent litigation with Apotex and/or the timing of any renewed generic competition from Apotex or additional generic competition from other generic pharmaceutical companies. However, if Apotex were to prevail in the patent litigation, the Company would expect renewed generic competition promptly thereafter.

While the Company expects generic clopidogrel bisulfate inventory in the market to have a continued residual impact on 2007 PLAVIX* net sales, the Company does expect PLAVIX* net sales and earnings growth in 2007, assuming the absence of renewed or additional generic competition. The Company expects increased prescription demand for PLAVIX* as well as for other growth drivers and recently launched products. Compared to 2006, the Company’s gross margin is expected to improve due to growth of higher margin products, lower margin erosion related to exclusivity losses, and improved manufacturing efficiencies. Marketing, selling and administrative expense is expected to remain relatively unchanged as efficiency savings should largely offset inflationary cost increases, and as the Company continues to focus on high value primary care and specialist physicians and implements various productivity initiatives. The Company expects to continue to increase investments to develop additional new compounds and support the introduction of new products.

The Company and its subsidiaries are the subject of a number of significant pending lawsuits, claims, proceedings and investigations including the pending PLAVIX* litigation. It is not possible at this time reasonably to assess the final outcome of these investigations or litigations. Management continues to believe, as previously disclosed, that the aggregate impact, beyond current reserves, of the pending PLAVIX* patent litigation, these other litigations and investigations and other legal matters affecting the Company is reasonably likely to be material to the Company’s results of operations and cash flows, and may be material to its financial condition and liquidity. The Company’s expectations for 2007, described above, do not reflect the potential impact of either the pending PLAVIX* patent litigation or other litigations or investigation or the impact of any other legal matters on the Company’s results of operations for 2007, beyond current reserves for ongoing matters.

For more information about these and other matters, see “—Products,” “—Competition” and “—Research and Development” below, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—PLAVIX*,” “—Outlook,” and “Item 8. Financial Statements—Note 21. Legal Proceedings and Contingencies.”

Products

Most of the Company’s pharmaceutical revenues come from products in the following therapeutic classes: cardiovascular; virology, including human immunodeficiency virus (HIV); oncology; affective and other (psychiatric) disorders; and immunoscience.

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

The chart below shows the net sales of key products in the Pharmaceuticals segment, together with the year in which the basic exclusivity loss (patent rights or data exclusivity) occurred or is currently estimated to occur in the U.S., the European Union (EU) and Japan. The Company also sells its pharmaceutical products in other countries; however, data is not provided on a country-by-country basis because individual country sales are not significant outside the U.S., the EU and Japan. In many instances, the basic exclusivity loss date listed below is the expiration date of the patent that claims the active ingredient of the drug or the method of using the drug for the approved indication. In some instances, the basic exclusivity loss date listed in the chart is the expiration date of the data exclusivity period. In situations where there is only data exclusivity without patent protection, a competitor could seek regulatory approval by submitting its own clinical trial data to obtain marketing approval prior to the expiration of data exclusivity.

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

Pharmaceutical Products	2006	2005	2004	Past or Currently Estimated Year of U.S. Basic Exclusivity Loss	Past or Currently Estimated Year of EU Basic Exclusivity Loss (a)	Past or Currently Estimated Year of Japanese Basic Exclusivity Loss
Dollars in Millions
Cardiovascular
PLAVIX*	$3,257	$3,823	$3,327	2011	2008-2013	++
PRAVACHOL	1,197	2,256	2,635	2006	2002-2008	++
AVAPRO*/AVALIDE*	1,097	982	930	2012	2007-2013	++
COUMADIN	220	212	255	1997	(b)	++
MONOPRIL	159	208	274	2003	2001-2008	++
Virology
REYATAZ	931	696	414	2017	2014-2017	2017
SUSTIVA Franchise (total revenue)	791	680	621	2013(c)	2013(c)	++
ZERIT	155	216	272	2008	2007-2011	2008
BARACLUDE	83	12	—	2010	2011	2011
Other Infectious Diseases
CEFZIL	87	259	270	2005	2004-2009	++
Oncology
ERBITUX*	652	413	261	2017(e)	++	++
TAXOL® (paclitaxel)	563	747	991	2000	2003	2006
SPRYCEL	25	—	—	2020	2020(d)	++
Affective (Psychiatric) Disorders
ABILIFY* (total revenue)	1,282	912	593	2014	2014(f)	++
EMSAM*	18	—	—	2009	++	++
Immunoscience
ORENCIA	89	—	—	2016(e)	++	++
Other Pharmaceuticals
EFFERALGAN	266	283	274	++	N/A	++

Note: The currently estimated year of basic exclusivity loss includes any statutory extensions of exclusivity that have been earned, but not those that are speculative. In some instances, there may be later-expiring patents that cover particular forms or compositions of the drug, as well as methods of manufacture or methods of using the drug. Such patents may sometimes result in a favorable market position for the Company’s product, but product exclusivity cannot be predicted or assured. Note also that for products filed under a Biologics License Application (BLA) in the U.S. the year of exclusivity is listed as the year of patent expiration even though there is currently not a regulatory pathway for the approval of follow-on biologic products, as described in more detail in “—Intellectual Property” and “—Product Exclusivity” below.

*	Indicates brand names of products which are registered trademarks not owned by the Company or its subsidiaries. Specific trademark ownership information can be found on page 150.
++	The Company does not currently market the product in the jurisdiction indicated.
(a)	References to the EU throughout this Form 10-K include the following current 27 member states: Austria, Belgium, Bulgaria, Cyprus, Czech Republic, Denmark, Estonia, Finland, France, Germany, Greece, Hungary, Ireland, Italy, Latvia, Lithuania, Luxembourg, Malta, Netherlands, Poland, Portugal, Romania, Slovakia, Slovenia, Spain, Sweden, and the United Kingdom (UK). Basic patent applications have not been filed in all 27 current member states for all of the listed products. In some instances the date of basic exclusivity loss will be different in various EU member states. In such instances, the earliest and latest dates of basic exclusivity loss are listed. For those EU countries where the basic patent was not obtained, there may be data protection available.
(b)	EU basic exclusivity expired before BMS acquired the product.
(c)	Exclusivity period relates to SUSTIVA brand only.
(d)	Pending application. EU patent application not filed in Cyprus, Estonia, Latvia, Lithuania, Malta, Netherlands, Slovakia and Slovenia.
(e)	Biologic product approved under a BLA. In the U.S., there is currently no regulatory approval path for generic biologics.
(f)	The Company’s rights to commercialize aripiprazole in the U.S. terminate in 2012.

Below is a summary of the indication, intellectual property position, licensing arrangements, if any, and third-party manufacturing arrangements, if any, for each of the above products in the U.S. and where applicable, the EU and Japan.

Cardiovascular

PLAVIX*	Clopidogrel bisulfate is a platelet aggregation inhibitor, which is approved for protection against fatal or non-fatal heart attack or stroke in patients with a history of heart attack, stroke, peripheral arterial disease or acute coronary syndrome.

Clopidogrel bisulfate was codeveloped and is jointly marketed with Sanofi. The worldwide alliance operates under the framework of two geographic territories: one in the Americas and Australia (the Company’s primary territory) and the other in Europe and Asia (Sanofi’s primary territory).

The composition of matter patent in the U.S. expires in 2011 (which includes a statutory patent term extension), and is currently the subject of patent litigation in the U.S. with Apotex and other generic companies, as well as in other less significant jurisdictions. It is not possible at this time reasonably to assess the outcome of the litigation with Apotex and/or the timing of any renewed generic competition from Apotex or potential additional generic competition from other generic pharmaceutical companies. However, if Apotex were to prevail in the patent litigation, the Company would expect renewed generic competition promptly thereafter. For more information about these litigation matters, as well as the generic launch by Apotex, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—PLAVIX*,” “—OUTLOOK” and “Item 8. Financial Statements—Note 21. Legal Proceedings and Contingencies”.

In the EU, regulatory data exclusivity extends to 2008 in all the EU member countries and the key composition of matter patent expires in 2013 in the majority of the EU member countries.

The Company obtains its bulk requirements for clopidogrel bisulfate from Sanofi and a third party. Both the Company and Sanofi finish the product in their own facilities. For more information about the Company’s arrangements with Sanofi, see “—Strategic Alliances” below and “Item 8. Financial Statements—Note 2. Alliances and Investments.”

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

The Company has licensed a patent covering pravastatin, marketed by the Company in the U.S. as PRAVACHOL, from Sankyo Company, Ltd. (Sankyo) of Japan, with key provisions of the agreement expiring as exclusivity expires on a market-by-market basis. Exclusivity in the U.S. under the patent (including pediatric extension) expired in April 2006. The Company entered into a distribution agreement with Watson Pharmaceutical (Watson) in November 2005 authorizing Watson to distribute generic pravastatin sodium tablets in the U.S.

In the EU, the composition of matter patent has expired in all countries except in Italy, where expiration will occur in January 2008.

The Company obtains its bulk requirements for pravastatin from Sankyo and finishes the product in its own facilities.

AVAPRO*/AVALIDE*	Irbesartan/irbesartan-hydrochlorothiazide is an angiotensin II receptor antagonist indicated for the treatment of hypertension and diabetic nephropathy.

Irbesartan was codeveloped and is jointly marketed with Sanofi. The worldwide alliance operates under the framework of two geographic territories: one in the Americas and Australia (the Company’s primary territory) and the other in Europe and Asia (Sanofi’s primary territory). In September 2006, the Company elected to terminate its copromotion of this product with Sanofi in Ireland, Sweden, Norway, Finland and Denmark.

The basic composition of matter patent in the U.S. expires in 2012 (including pediatric extension) and in the EU in 2013. Data exclusivity in the EU expires in August 2007 for AVAPRO* and in October 2008 for AVALIDE*.

Irbesartan is manufactured by both the Company and Sanofi. The Company manufactures its bulk requirements for irbesartan and finishes AVAPRO*/AVALIDE* in its own facilities. For AVALIDE*, the Company purchases bulk requirements for hydrochlorothiazide from a third party.

For more information about the Company’s arrangements with Sanofi, see “—Strategic Alliances” below and “Item 8. Financial Statements—Note 2. Alliances and Investments.”

COUMADIN	Warfarin sodium is an oral anti-coagulant used predominantly in patients with atrial fibrillation or deep venous thrombosis/pulmonary embolism.

Market exclusivity expired in the U.S. in 1997. Basic patent protection and regulatory data protection had expired before the Company acquired COUMADIN in 2001.

The Company obtains its bulk requirements for warfarin from a third party and produces the majority of finished goods in its own facilities.

MONOPRIL	Fosinopril sodium is a second-generation angiotensin converting enzyme inhibitor with once-a-day dosing indicated for the treatment of hypertension. MONOPRIL was discovered and developed internally.

The basic composition of matter patent in the U.S. expired in June 2003. The basic composition of matter patent expired in Denmark, Greece and Portugal in 2001 and in Spain in October 2002. A composition of matter patent was not obtained in Finland. For the rest of the EU, the composition of matter patent expires on a country-by-country basis through 2008.

The Company manufactures its bulk requirements for fosinopril and finishes the product in its own facilities.

Virology

REYATAZ	Atazanavir sulfate is a protease inhibitor for the treatment of HIV. REYATAZ was launched in the U.S. in July 2003.

The Company developed atazanavir under a worldwide license from Novartis AG (Novartis) for which it pays a royalty based on a percentage of net sales. The Company is entitled to promote REYATAZ for use in combination with Ritonavir (atazanavir) under a Non-Exclusive License Agreement between Abbott Laboratories and the Company dated July 30, 2003, as amended, for which it pays a royalty based on a percentage of net sales.

Market exclusivity for REYATAZ is expected to expire in 2017 in the U.S., in the major EU member countries and Japan.

The Company manufactures its bulk requirements for atazanavir and finishes the product in its own facilities.

SUSTIVA Franchise	Efavirenz, the active ingredient in SUSTIVA, is a non-nucleoside reverse transcriptase inhibitor (NNRTI) for the treatment of HIV. The SUSTIVA Franchise includes SUSTIVA, an antiretroviral drug used in the treatment of HIV, and as well as bulk efavirenz included in the combination therapy, ATRIPLA*, which is sold through a joint venture with Gilead Sciences, Inc. (Gilead). The Company and Gilead share responsibility for commercializing ATRIPLA* in the U.S. Gilead records 100% of ATRIPLA* revenues and consolidates the results of the joint venture in its operating results. The Company records revenue for the bulk efavirenz component of ATRIPLA* upon sales of that product by the Gilead joint venture to third party customers. The Company’s revenue for the efavirenz component is determined by applying a percentage to ATRIPLA* revenue, which approximates revenue for the SUSTIVA brand. For more information about the Company’s arrangement with Gilead, see “—Strategic Alliances” below and “Item 8. Financial Statements—Note 2. Alliances and Investments.”

Rights to market efavirenz in the U.S., Canada, the UK, France, Germany, Ireland, Italy and Spain are licensed from Merck & Co., Inc. for a royalty based on a percentage of net sales.

Market exclusivity for SUSTIVA is expected to expire in 2013 in the U.S. and in countries in the EU; the Company does not, but another company does, market efavirenz in Japan.

The Company obtains its bulk requirements for efavirenz from third parties and produces finished goods in its own facilities.

ZERIT	Stavudine is used in the treatment of HIV.

The Company holds an exclusive patent license for ZERIT from Yale University (Yale) pursuant to which it pays a royalty based on product sales. In Japan, the Company has an exclusive license for ZERIT from Yamasa Corporation pursuant to which it pays a royalty based on net sales in Japan.

The use patent expires in the U.S. in December 2008. The use patent series expires in the EU from 2007 through 2011 (patent applications are pending in Denmark and Finland), and in Japan in December 2008.

The Company manufactures its bulk requirements for stavudine and finishes the product in its own facilities.

BARACLUDE	Entecavir is a potent and selective inhibitor of hepatitis B virus that was approved by the U.S. Food and Drug Administration (FDA) in March 2005 for the treatment of chronic hepatitis B infection. BARACLUDE was discovered and developed internally. It has also been approved and marketed in over 50 countries outside of the U.S. including China, Japan and the EU. The Company has learned that in China two companies have received clinical trial permission for entecavir and two other companies are seeking marketing approval of other formulations of entecavir. Due to uncertainty about China’s exclusivity laws, it is possible that one or more of these companies could receive marketing authorization from China’s health authority by the end of 2007.

The Company has a composition of matter patent that expires in the U.S. in 2010. An application for a patent term extension has been filed in the U.S. which, if approved, would extend the patent expiration to 2015. The composition of matter patent expires in 2011 in both the EU and Japan.

The Company manufactures its bulk requirements for entecavir and finishes the product in its own facilities.

Other Infectious Diseases

CEFZIL	Cefprozil is a semi-synthetic broad-spectrum cephalosporin antibiotic for the treatment of mild to moderately severe bacterial infections of the throat, ear, sinuses, respiratory tract and skin. Cefprozil was discovered and developed internally.

The basic composition of matter patent protecting cefprozil in the U.S. (including patent term extension) expired in December 2005. In Spain, the patent expired in February 2005, and for certain other European countries and Japan, the patent expired in 2004. In several European countries including Austria, Finland, Italy, Switzerland and the UK, the composition of matter patent expires in 2008-2009 (including term extension).

The Company manufactures its bulk requirements for cefprozil and finishes the product in its own facilities.

Oncology

ERBITUX*	ERBITUX* (cetuximab) is an IgG1 monoclonal antibody designed to exclusively target and block the
Epidermal Growth Factor Receptor (EGFR), which is expressed on the surface of certain cancer cells in multiple tumor types as well as some normal cells. ERBITUX*, a biological product, is approved for the treatment in combination with irinotecan of patients with EGFR-expressing metastatic colorectal cancer who had failed an irinotecan-based regimen and as monotherapy for patients who are intolerant of irinotecan. In
March 2006, the FDA approved ERBITUX* for use in the treatment of squamous cell carcinoma of the head and neck.

ERBITUX* is marketed in North America by the Company under a distribution and copromotion agreement with ImClone Systems Incorporated (ImClone). The Company and ImClone will share distribution rights to ERBITUX* with Merck KGaA in Japan. ERBITUX* is not yet marketed in Japan, although an application has been submitted with the Japanese Pharmaceuticals and Medical Devices Agency (PMDA) for the use of ERBITUX* in treating patients with advanced colorectal cancer. For a description of the Company’s alliance with ImClone, see “—Strategic Alliances” below and “Item 8. Financial Statements—Note 2. Alliances and Investments.”

There is no composition of matter patent that specifically claims ERBITUX*. ERBITUX* has been approved by the FDA and other health authorities for monotherapy, for which there is no use patent. The use of ERBITUX* in combination with an anti-neoplastic agent is approved by the FDA. Such combination use is claimed in a granted U.S. patent that expires in 2017. The inventorship of this use patent has been challenged by three researchers from Yeda Research and Development Company Ltd. (Yeda) who claim they should have been named as co-inventors. In September 2006, the court granted Yeda the complete ownership of that patent. ImClone has appealed the court’s decision. ImClone also filed a declaratory judgment action alleging that if the Yeda researchers remain sole inventors of the patent, the patent is invalid. There can be no assurance that there will not be any financial consequences to the Company as a result of the court’s decision. For more information about this litigation, see “Item 8. Financial Statements—Note 21. Legal Proceedings and Contingencies.” The European equivalent of this use patent has been opposed. For more information about biologics patents, see “—Intellectual Property and Product Exclusivity” below.

The Company obtains its finished goods requirements for cetuximab from ImClone. ImClone manufactures bulk requirements for cetuximab in its own facilities and finishing is performed by a third party for ImClone. For a description of the Company’s supply agreement with ImClone, see “—Manufacturing and Quality Assurance” below.

TAXOL® (paclitaxel)	Paclitaxel is used in the treatment of refractory ovarian cancer, first-line treatment of ovarian cancer in combination with cisplatin, second-line treatment of acquired immunodeficiency syndrome (AIDS) related Kaposi’s Sarcoma, treatment of metastatic breast cancer after failure of combination chemotherapy, adjuvant treatment of node positive breast cancer and in the treatment of non-small cell lung carcinoma with cisplatin.

The active ingredient in TAXOL® (paclitaxel) did not have patent protection in the U.S., the EU or Japan, but did have regulatory protection in the form of data exclusivity. Data exclusivity in the U.S. expired in 1997. An initial approval for a U.S. generic version of paclitaxel was granted in 2000, revoked by the FDA in 2001 and then reinstated in 2002. Data exclusivity in the EU expired in 2003. Data exclusivity for TAXOL® (paclitaxel) in Japan expired in 2003. A patent claiming the approved dosing and administration schedule expires in Japan in 2013. A nullity action filed in 2004 in the Japanese Patent Office invalidated this patent and the Company is appealing that decision. Meanwhile, a generic paclitaxel was launched in Japan in 2006.

Paclitaxel was developed under a collaborative research and development agreement with the U.S. Government. Under the agreement, the Company obtained rights to the U.S. Government’s TAXOL® (paclitaxel) data.

The Company manufactures its bulk requirements for paclitaxel and finishes the product in its own facilities.

SPRYCEL	Dasatinib is a multi-targeted tyrosine kinase inhibitor that was approved by the FDA in June 2006, for treatment of adults with chronic, accelerated, or myeloid or lymphoid blast phase chronic myeloid leukemia with resistance or intolerance to prior therapy including imatinib, and for the treatment of adults with Philadelphia chromosome-positive acute lymphoblastic leukemia with resistance or intolerance to prior therapy. Dasatinib was approved in the EU in November 2006. SPRYCEL was discovered and developed internally.

The basic composition of matter patent protecting dasatinib in the U.S. is due to expire in April 2020, and a patent term extension has been requested which, upon grant, would extend the patent term until June 2020. In several EU countries, the patent is pending and upon grant, would expire in April 2020 (excluding term extensions). An EU patent application was not filed in Cyprus, Estonia, Latvia, Lithuania, Malta, Netherlands, Slovakia or Slovenia. In the U.S., New Chemical Entity Protection expires in 2011, and Orphan Drug Exclusivity expires in 2013, which protects the product from generic applications for the currently approved orphan indications only.

The Company manufactures its bulk requirements for dasatinib and finishes the product in its own facilities.

Affective (Psychiatric) Disorders

ABILIFY*	Aripiprazole is an atypical antipsychotic agent for patients with schizophrenia, acute bipolar mania and Bipolar I Disorder. ABILIFY* was introduced in the U.S. in November 2002 and has been approved for marketing in the EU and Switzerland. Applications are pending in other countries.

Aripiprazole is copromoted in the U.S. by the Company and Otsuka Pharmaceutical Co., Ltd. (Otsuka). The Company’s rights to commercialize aripiprazole in the U.S. terminate in 2012. Thereafter, Otsuka has the sole right to commercialize aripiprazole in the U.S. The Company also has the right to distribute and/or copromote ABILIFY* in several European countries (the UK, France, Germany, Italy and Spain) and to act as exclusive distributor for the product in the rest of the EU. The Company is the exclusive licensee for the product in the rest of the world, excluding Japan and certain other countries. In the U.S., Spain and Germany, the Company records alliance revenue for its contractual share of the net sales and records all expenses related to the product. Alliance revenue is recorded by the Company as net sales based upon 65% of Otsuka’s net sales in the copromotion countries. The Company recognizes this alliance revenue when ABILIFY* is shipped and all risks and rewards of ownership have transferred to Otsuka’s customers. In the UK, France and Italy, the Company currently records 100% of the net sales and related cost of products sold. In countries where the Company has an exclusive right to sell ABILIFY*, the Company also records 100% of the net sales and related cost of products sold. For more information about the Company’s arrangement with Otsuka, see “—Strategic Alliances” below and “Item 8. Financial Statements—Note 2. Alliances and Investments.”

The basic U.S. composition of matter patent for ABILIFY* expires in 2014 (including the granted patent term extension). In 2004, Otsuka filed with the U.S. Patent and Trademark Office (USPTO) a Request for Reexamination of a U.S. composition of matter patent, U.S. Patent No. 5,006,528 (the ‘528 Patent), covering ABILIFY* (aripiprazole). The USPTO granted the request for reexamination. Otsuka determined that the original ‘528 Patent application mistakenly identified a prior art reference by the wrong patent number. In addition, Otsuka took the opportunity to bring other citations to the attention of the USPTO. The Reexamination allowed the USPTO to consider the patentability of the patent claims in light of the correctly identified patent reference and newly cited documents. In June 2006, the USPTO issued an Ex Parte Reexamination Certificate for the ‘528 Patent confirming the patentability of the original claims and approving additional new claims.

Otsuka has received formal notices from each of Teva Pharmaceuticals USA, Barr Pharmaceuticals, Inc., Sandoz Inc., Synthon Laboratories, Inc., Sun Pharmaceuticals Ltd. and Apotex stating that each has filed an Abbreviated New Drug Application (aNDA) with the FDA for various dosage forms of aripiprazole, which the Company and Otsuka comarket in the U.S. as ABILIFY*. Each of the notices further states that its aNDA contains a p(IV) certification directed to ‘528 Patent, which covers aripiprazole and expires in October 2014. In addition, each of the notices purports to provide Otsuka with the respective p(IV) certification. These certifications contain various allegations regarding the enforceability of the ‘528 Patent and/or the validity and/or infringement of some or all of the claims therein Otsuka has sole rights to enforce the ‘528 Patent.

A composition of matter patent is in force in Germany, the UK, France, Italy, the Netherlands, Romania, Sweden, Switzerland, Spain and Denmark. The original expiration date of 2009 has been extended to 2014 by grant of a supplemental protection certificate in all of the above countries except Romania and Denmark. Data exclusivity in the EU expires in 2014. There is no composition of matter patent in Austria, Belgium, Finland, Greece, Ireland, Luxembourg, Portugal, Latvia, Hungary, Cyprus, Czech Republic, Slovenia, Slovakia, Poland, Malta, Lithuania, Bulgaria and Estonia.

The Company obtains its bulk requirements for aripiprazole from Otsuka. Both Otsuka and the Company finish the product in their own facilities.

EMSAM*

EMSAM* is a transdermal patch for the delivery of a monoamine oxidase inhibitor for the treatment of major depressive disorder in adults, which was approved by the FDA in February 2006 and made commercially available in the U.S. in April 2006. EMSAM* was developed by Somerset Pharmaceuticals, Inc. (Somerset), a joint venture between Mylan Laboratories, Inc. (Mylan) and Watson. The Company has obtained exclusive distribution rights to commercialize EMSAM* in the U.S. and Canada and markets EMSAM* in the U.S. As a new drug formulation, EMSAM* received three years of Hatch-Waxman data exclusivity, which expires in 2009 in the U.S. Two U.S. patents cover different aspects of the selegiline transdermal patch technology, issued to Mylan Technologies, Inc., an affiliate of Mylan, which expire in 2018. Data exclusivity covering the new dosage form expires in the U.S. in 2009.

In the third quarter of 2006, the Company recorded an impairment charge of $27 million, representing the unamortized balance of the regulatory approval milestone paid in the first quarter of 2006, resulting from the lower than expected sales of EMSAM*.

EMSAM* is manufactured on behalf of Somerset by Mylan Technologies, Inc. in the U.S. through a third party. Somerset obtains finished goods from Mylan Technologies, Inc. The finished product is supplied to the Company by Somerset.

Immunoscience

ORENCIA

Abatacept, a biological product, is a fusion protein with novel immunosuppressive activity targeted initially at adult patients with moderate to severe rheumatoid arthritis, who have had an inadequate response to certain currently available treatments. Abatacept was approved by the FDA in December 2005 and made commercially available in the U.S. in February 2006.

ORENCIA was discovered and developed internally.

The Company has a series of patents covering abatacept and its method of use. The latest of the composition of matter patents expires in the U.S. in 2016. The Company has submitted its request for extending the composition of matter patent for time lost during the regulatory review period per the Hatch-Waxman Act. In January 2006, Repligen and the Regents of the University of Michigan filed a complaint against the Company in the U.S. District Court for the Eastern District of Texas, Marshall Division alleging that the Company’s then-anticipated sales of ORENCIA will infringe U.S. Patent No. 6,685,941. In August 2006, Zymogenetics Inc. filed a complaint against the Company in the U.S. District Court for the District of Delaware. The complaint alleges that the Company’s manufacture and sales of ORENCIA infringe U.S. Patents No. 5,843,725 and 6,018,026. For more information about these litigations, see “Item 8. Financial Statements—Note 21. Legal Proceedings and Contingencies.”

The Company obtains bulk abatacept from a third party and from its own manufacturing facilities. The Company finishes the product in its own facilities.

EFFERALGAN	Efferalgan is a formulation of acetaminophen first introduced in 1972 and distributed as an effervescent tablet. It is indicated for the treatment of fever of mild to moderate pain for adults and children, and marketed exclusively in Europe. There is no composition of matter patent in Europe for Efferalgan.

In addition to the products discussed above, the Company’s Pharmaceuticals segment also includes the Company’s wholly owned UPSA Consumer Medicines business in Europe, which includes EFFERLAGAN, described above, as well as ASPIRINE UPSA, DAFALGAN and FERVEX in Europe and other overseas markets.

Strategic Alliances and Arrangements

The Company enters into strategic alliances and arrangements with third parties, which give the Company rights to develop, manufacture, market and/or sell pharmaceutical products, the rights to which are owned by such third parties. The Company also enters into strategic alliances and arrangements with third parties, which give such third parties the rights to develop, manufacture, market and/or sell pharmaceutical products, the rights to which are owned by the Company. These alliances and arrangements can take many forms, including licensing arrangements, codevelopment and comarketing agreements, copromotion arrangements and joint ventures. Such alliances and arrangements reduce the risk of incurring all research and development expenses that do not lead to revenue-generating products; however, the gross margins on alliance products are generally lower, sometimes substantially so, than the gross margins on the Company’s own products that are not partnered because profits from alliance products are shared with the Company’s alliance partners. While there can be no assurance that new alliances will be formed, the Company actively pursues such arrangements and views alliances as an important complement to its own discovery and development activities.

The Company’s most significant current alliances and arrangements for the Company’s products are those with Sanofi for PLAVIX* and AVAPRO*/AVALIDE*, Otsuka for ABILIFY*, ImClone for ERBITUX*, Gilead for ATRIPLA*, Somerset for EMSAM*, and Sankyo for PRAVACHOL. The Company’s most significant alliances and arrangements for investigational compounds under development are with Pierre Fabre Medicament S.A. (Pierre Fabre) for vinflunine, a novel investigational anti-cancer agent, the rights to which are owned by Pierre Fabre, with Medarex, Inc. (Medarex) for ipilimumab, a monoclonal antibody being investigated as an anticancer treatment, the rights to which are owned by Medarex and with AstraZeneca PLC (AstraZeneca) for saxagliptin, an oral compound for the potential treatment of diabetes, and dapagliflozin, a sodium-glucose cotransporter-2 (SGLT2) inhibitor. Each of these significant alliances and arrangements are discussed in more detail below. Additionally, the Company has licensing arrangements with Yale for ZERIT, with Novartis for REYATAZ, and with Helmholtz Zentrum für Infektionsforschung (Helmholtz Centre for Infection Research) for ixabepilone, a novel microtubule-stabilizing agent for multiple tumor types. In general, the Company’s strategic alliances and arrangements are for periods co-extensive with the periods of market exclusivity protection on a country-by-country basis. Based on the Company’s current expectations with respect to the expiration of market exclusivity in the Company’s significant markets, the licensing arrangements with Yale for ZERIT are expected to expire in 2008 in the U.S., between 2007-2011 in the EU and in 2008 in Japan; and with Novartis for REYATAZ are expected to expire in 2017 in the U.S., the EU and Japan. For further discussion of market exclusivity protection, including a chart showing net sales of key products together with the year in which basic exclusivity loss occurred or is expected to occur in the U.S., the EU and Japan, see “—Products” above and “—Intellectual Property and Product Exclusivity” below.

Each of the Company’s strategic alliances and arrangements with third parties who own the rights to manufacture, market and/or sell pharmaceutical products contain customary early termination provisions typically found in agreements of this kind and are generally based on the other party’s material breach or bankruptcy (voluntary or involuntary) and product safety concerns. The amount of notice required for early termination generally ranges from immediately upon notice to 90 days after receipt of notice. Termination immediately upon notice is generally available where the other party files a voluntary bankruptcy petition or if a material safety issue arises with a product such that the medical risk/benefit is incompatible with the welfare of patients to continue to develop or commercialize this product. Termination upon 30 to 90 days notice is generally available where an involuntary bankruptcy petition has been filed (and has not been dismissed) or a material breach by the other party has occurred (and not been cured). Early termination due to product safety concerns typically arises when a product is determined to create significant risk of harm to patients due to concerns regarding the product’s efficacy or level of toxicity. The Company’s strategic alliances and arrangements typically do not otherwise contain provisions that provide the other party the right to terminate the alliance on short notice. In general, where the other party to the Company’s strategic alliance and arrangement will continue to have exclusivity protection upon the expiration or termination of the alliance, the Company does not retain any rights to the product or to the other party’s intellectual property. The loss of rights to one or more products that are marketed and sold by the Company pursuant to strategic alliance arrangements with third parties in one or more countries or territories could be material to the Company’s results of operations and cash flows and, in the case of PLAVIX*, could be material to its financial condition and liquidity. As is customary in the pharmaceutical industry, the terms of the Company’s strategic alliances and arrangements generally are co-extensive with the exclusivity period, which as discussed above, may vary on a country-by-country basis.

As discussed below, the Company’s strategic alliance with Otsuka expires in November 2012 in the U.S. and Puerto Rico, which may be prior to expiration of market exclusivity protection for ABILIFY* which is expected to expire in 2014 in the U.S. (including a granted patent term extension).

Current Marketed Products

Sanofi The Company has agreements for the codevelopment and cocommercialization of AVAPRO*/AVALIDE*, an angiotensin II receptor antagonist indicated for the treatment of hypertension and diabetic nephropathy, which is copromoted in certain countries outside the U.S. under the tradename APROVEL*/COAPROVEL* and comarketed in certain countries outside the U.S. by the Company under the tradename KARVEA*/KARVEZIDE*; and PLAVIX*, a platelet aggregation inhibitor, which is copromoted in certain countries outside the U.S. under the tradename PLAVIX* and comarketed in certain countries outside the U.S. by the Company under the tradename ISCOVER*.

The worldwide alliance operates under the framework of two geographic regions, one covering certain European and Asian countries, defined as Territory A, and one covering the U.S., Puerto Rico, Canada, Australia and certain Latin American countries, defined as Territory B. The region covering the U.S., Puerto Rico, Canada, Australia, and certain Latin American countries is managed by two separate territory agreements, one for U.S. and Puerto Rico AVAPRO*/AVALIDE* only, and a second agreement for U.S. and Puerto Rico PLAVIX* only, plus Canada, Australia, Mexico, Brazil, Colombia and Argentina for both products. Within each of Territory A and B, a Territory Partnership exists to supply product to the countries within each territory and to manage certain central expenses such as marketing, research and development and royalties. Countries within Territory A and B are structured so that the Company’s local affiliate and Sanofi either comarket, whereby each affiliate operates independently and sells a competing brand, or copromote a single brand.

Within Territory A, the comarketing countries include Germany, Spain, Italy (irbesartan only), Greece and China. The Company sells ISCOVER* and KARVEA*/KARVEZIDE* and Sanofi sells PLAVIX* and APROVEL*/COAPROVEL* in these countries, except China, where the Company retains the right to, but does not currently comarket ISCOVER*. The Company and Sanofi copromote PLAVIX* and APROVEL*/COAPROVEL* in France, the UK, Belgium, Netherlands, Switzerland and Portugal. In addition, the Company and Sanofi copromote PLAVIX* in Austria, Italy, Ireland, Denmark, Finland, Norway, Sweden, Turkey, Taiwan, Korea, Singapore, Malaysia and Hong Kong, and APROVEL*/COAPROVEL* in certain French export countries. Sanofi acts as the operating partner for Territory A and owns a 50.1% majority financial controlling interest in this territory. The Company’s ownership interest in this territory is 49.9%. The Company accounts for the investment in partnership entities in this territory under the equity method and records its share of the results in equity in net income of affiliates in the consolidated statement of earnings. The Company’s share of net income from these partnership entities before taxes was $439 million in 2006, $345 million in 2005 and $269 million in 2004.

Within Territory B, the Company and Sanofi copromote PLAVIX* in the U.S., Canada and Puerto Rico and AVAPRO*/AVALIDE* in Canada. The other Territory B countries Australia, Mexico, Brazil, Colombia (clopidogrel bisulfate only) and Argentina are comarketing countries. In 2001, the Company and Sanofi modified their previous exclusive license to the Company for AVAPRO*/AVALIDE* in the U.S. and Puerto Rico to form a copromotion joint venture, as part of which the Company contributed the AVAPRO*/AVALIDE* intellectual property and Sanofi agreed to pay the Company $200 million in 2001 and $150 million in 2002. The Company accounts for these payments as a sale of an interest in a license and defers and amortizes the total amount of $350 million into other income over the expected useful life of the license, which is approximately 11 years from the date of the formation of the copromotion joint venture. The Company acts as the operating partner for Territory B and the U.S./Puerto Rico AVAPRO*/AVALIDE* Territory and owns a 50.1% majority controlling interest in these territories. As such, the Company consolidates all partnership results in these territories and records Sanofi’s share of the results as a minority interest expense, net of taxes, which was $428 million in 2006, $578 million in 2005 and $502 million in 2004. The Company recorded sales in Territory B, the U.S./Puerto Rico AVAPRO*/AVALIDE* Territory and in comarketing countries (Germany, Italy, Spain and Greece) of $4,355 million in 2006, $4,805 million in 2005 and $4,257 million in 2004.

In September 2006, the Company opted-out of its copromotion rights with Sanofi for APROVEL*/COAPROVEL* in Ireland, Sweden, Denmark, Finland and Norway. The Company has also opted out of its comarketing or copromotion arrangements in a number of other countries prior to 2006. The Company receives a royalty payment from Sanofi based on a percentage of Sanofi’s net sales in the opt-out countries.

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

For further discussion of the Company’s strategic alliance with Sanofi, see “Item 8. Financial Statements—Note 2. Alliances and Investments.”

Otsuka In 1999, the Company entered into a worldwide commercialization agreement with Otsuka, to codevelop and copromote ABILIFY* for the treatment of schizophrenia and related psychiatric disorders, except in Japan, China, Taiwan, North Korea, South Korea, the Philippines, Thailand, Indonesia, Pakistan and Egypt. The Company began copromoting the product with Otsuka in the U.S. and Puerto Rico in November 2002. In June 2004, the Company received marketing approval from the European Commission. The product is currently copromoted with Otsuka in the UK, Germany, France and Spain. In the U.S., Germany and Spain, where the product is sold by an Otsuka affiliate as distributor, the Company records alliance revenue for its 65% contractual share of Otsuka’s net sales. The Company recognizes this alliance revenue when ABILIFY* is shipped and all risks and rewards of ownership have transferred to Otsuka’s customers. In the UK, France and Italy where the Company is presently the exclusive distributor for the product, the Company records 100% of the net sales and related cost of products sold.

The Company also has an exclusive right to sell ABILIFY* in a number of other countries in Europe, the Americas and Asia. In these countries the Company records 100% of the net sales and related cost of products sold. Under the terms of the agreement, the Company purchases the product from Otsuka and performs finish manufacturing for sale by the Company. The agreement expires in November 2012 in the U.S. and Puerto Rico. For the EU, the agreement expires in June 2014, or on the later of the tenth anniversary of the first commercial sale in such country or expiration of the applicable patent in such country. Early termination is available based on the other party’s voluntary or involuntary bankruptcy, failure to make minimum payments, failure to commence the first commercial sale within three months after receipt of all necessary approvals and material breach. The amount of notice required for early termination of the strategic alliance is immediately upon notice (i) in the case of voluntary bankruptcy, (ii) where minimum payments are not made to Otsuka, or (iii) if first commercial sale has not occurred within three months after receipt of all necessary approvals, 30 days where a material breach has occurred (and not been cured or commencement of cure has not occurred within 90 days after notice of such material breach) and 90 days in the case where an involuntary bankruptcy petition has been filed (and not been dismissed). In addition, termination is available to Otsuka upon 30 days notice in the event that the Company were to challenge Otsuka’s patent rights or, on a market-by-market basis, the Company were to market a product in direct competition with ABILIFY*. Upon termination or expiration of the alliance, the Company does not retain any rights to ABILIFY*.

The Company recorded total revenue for ABILIFY* of $1,282 million in 2006, $912 million in 2005 and $593 million in 2004. Total milestone payments made to Otsuka from 1999 through 2006 were $217 million, of which $157 million was expensed as acquired in-process research and development in 1999. The remaining $60 million was capitalized in other intangible assets and is amortized into cost of products sold over the remaining life of the agreement in the U.S., ranging from 8 to 11 years. The Company amortized in cost of products sold $6 million in each of 2006 and 2005, and $5 million in 2004. The unamortized capitalized payment balance was $35 million and $41 million as of December 31, 2006 and 2005, respectively.

For further discussion of the Company’s strategic alliance with Otsuka, see “Item 8. Financial Statements—Note 2. Alliances and Investments.”

ImClone In 2001, the Company purchased 14.4 million shares of ImClone for $70 per share, or $1,007 million, which represented approximately 19.9% of the ImClone shares outstanding just prior to the Company’s commencement of a public tender offer for those ImClone shares. ImClone is a biopharmaceutical company focused on developing targeted cancer treatments, which include growth factor blockers, cancer vaccines and anti-angiogenesis therapeutics. The equity investment in ImClone is part of a strategic agreement between the Company and ImClone that also included an arrangement expiring in September 2018 to codevelop and copromote the cancer drug, ERBITUX*, for a series of payments originally totaling $1 billion. The Company paid ImClone a milestone payment of $200 million in 2001, of which $160 million was expensed as acquired in-process research and development, and $40 million was recorded as an additional equity investment to eliminate the income statement effect of the portion of the milestone payment for which the Company has an economic claim through its ownership interest in ImClone. In 2002, the agreement with ImClone was revised to reduce the total payments to $900 million from $1 billion. In accordance with the agreement, the Company paid ImClone $140 million in 2002, $60 million in 2003, and $250 million in 2004 and $250 million in the first quarter of 2006. The 2004 payment was made upon the approval by the FDA of the BLA for ERBITUX* for use in combination with irinotecan in the treatment of patients with EGFR - expressing, metastatic colorectal cancer who are refractory to irinotecan - based chemotherapy and for use as a single agent in the treatment of patients with EGFR - expressing, metastatic colorectal cancer who are intolerant to irinotecan - based chemotherapy. In 2004, the FDA also approved ImClone’s Chemistry, Manufacturing and Controls supplemental Biologics License Application (sBLA) for licensure of its BB36 manufacturing facility. The 2006 milestone payment was made upon FDA approval of ERBITUX* for use in the treatment of squamous cell carcinoma of the head and neck. The Company also has codevelopment and copromotion rights in Canada and Japan to the extent the product is commercialized in such countries. In Japan, the Company and ImClone will share distribution rights to ERBITUX* with Merck KGaA. In February 2007, the Company and ImClone submitted an application with the Japanese PMDA for the use of ERBITUX* in treating patients with advanced colorectal cancer. Under the agreement, ImClone receives a distribution fee based on a flat rate of 39% of product revenues in North America. The Company purchases all of its commercial requirements for bulk ERBITUX* from ImClone at a price equal to ImClone’s manufacturing cost plus 10%.

The Company accounts for the $500 million total approval milestones paid in 2004 and 2006 as license acquisitions and amortizes the payments into cost of products sold over the term or remaining term of the agreement that ends in 2018. The Company amortized into cost of products sold $34 million, $17 million and $14 million for 2006, 2005 and 2004, respectively. The unamortized capitalized payment balance is recorded in intangible assets, net in the consolidated balance sheet and was $435 million and $219 million as of December 31, 2006 and 2005, respectively.

The Company determines its equity share in ImClone’s net income or loss by eliminating from ImClone’s results the milestone revenue ImClone recognized for the pre - approval milestone payments that were recorded by the Company as additional equity investment. The Company recorded net income of $43 million in 2006, net loss of $5 million in 2005 and net income of $9 million in 2004 for its share of ImClone’s net income/losses. The Company records its share of the results in equity in net income of affiliates in the consolidated statement of earnings. The Company recorded net sales for ERBITUX* of $652 million in 2006, $413 million in 2005 and $261 million in 2004.

The Company’s recorded investment and the market value of its holdings in ImClone common stock was $109 million and approximately $385 million as of December 31, 2006, respectively, and $66 million and approximately $493 million as of December 31, 2005, respectively. The Company holds 14.4 million shares of ImClone stock, representing approximately 17% of ImClone’s shares outstanding at December 31, 2006 and 2005. On a per share basis, the carrying value of the ImClone investment and the closing market price of the ImClone shares as of December 31, 2006 were $7.59 and $26.76, respectively, compared to $4.55 and $34.24, respectively, as of December 31, 2005.

Early termination is available based on material breach and is effective 60 days after notice of the material breach (and such material breach has not been cured or commencement of cure has not occurred), or upon six months notice from the Company if there exists a significant concern regarding a regulatory or patient safety issue that would seriously impact the long-term viability of the product. Upon termination or expiration of the alliance, the Company does not retain any rights to ERBITUX*.

During 2004 and through May 2005, McKesson Corporation (McKesson), one of the Company’s wholesalers, provided warehousing, packing and shipping services for ERBITUX*. McKesson held ERBITUX* inventory on consignment and, under the Company’s revenue recognition policy, the Company recognized revenue when such inventory was shipped by McKesson to the end-users. McKesson also held inventories of ERBITUX* for its own account. Upon the divestiture of Oncology Therapeutics Network (OTN) in May 2005, the Company discontinued the consignment arrangement with McKesson and McKesson no longer held inventories for its own account. Thereafter, the Company sold ERBITUX* to intermediaries (such as wholesalers and specialty oncology distributors) and shipped ERBITUX* directly to the end-users of the product who are the customers of those intermediaries. Beginning in the third quarter of 2006, the Company expanded its distribution model to include one of the Company’s wholesalers who then held ERBITUX* inventory. The Company recognizes revenue upon such shipment consistent with its revenue recognition policy.

For further discussion of the Company’s strategic alliance with ImClone, see “Item 8. Financial Statements—Note 2. Alliances and Investments.”

Sankyo The Company has licensed a patent covering pravastatin, marketed by the Company in the U.S. as PRAVACHOL, from Sankyo, with key provisions of the agreement expiring as exclusivity expires on a market-by-market basis. Exclusivity has expired in every market except for Italy where exclusivity will expire in January 2008. Early termination is available based on the other party’s voluntary or involuntary bankruptcy and material breach. The amount of notice required for early termination of the strategic alliance is immediately upon notice in the case of either voluntary or involuntary bankruptcy and 90 days after notice in the case where a material breach has occurred (and not been cured or commencement of cure has not occurred). Upon termination or expiration of the alliance, the Company does not retain any patent or other exclusivity rights in relation to pravastatin.

Gilead In 2004, the Company and Gilead entered into a joint venture to develop and commercialize a fixed-dose combination of the Company’s SUSTIVA and Gilead’s TRUVADA* (emtricitabine and tenofovir disoproxil fumarate) in the U.S. In July 2006, the FDA approved this treatment, ATRIPLA*, which is the first complete Highly Active Antiretroviral Therapy treatment product for HIV available in the U.S. in a fixed-dose combination taken once daily. Fixed-dose combinations contain multiple medicines formulated together and may help simplify HIV therapy or patients and providers. Guidelines issued by the U.S. Department of Health and Human Services list the combination of emtricitabine, tenofovir disoproxil fumarate and efavirenz as one of the preferred non-NNRTI-based treatments for use in appropriate patients that have never taken anti-HIV medicines before.

The Company and Gilead share responsibility for commercializing ATRIPLA* in the U.S., and both provide funding and field-based sales representatives in support of promotional efforts for ATRIPLA*. Gilead records 100% of ATRIPLA* revenues and consolidates the results of the joint venture in its operating results. The Company records revenue for the bulk efavirenz component of ATRIPLA* upon sales of that product by the Gilead joint venture to third party customers. The Company’s revenue for the efavirenz component is determined by applying a percentage to ATRIPLA* revenue, which approximates revenue for the SUSTIVA brand.

In September 2006, the companies amended their agreements to commercialize ATRIPLA* in Canada, subject to the approval of the product by Health Canada. As in the U.S., the companies will share responsibility for commercializing ATRIPLA* in Canada, with Gilead recording 100% of ATRIPLA* revenues and the Company recording revenue for the bulk efavirenz component of ATRIPLA*.

The joint venture between the Company and Gilead will continue until terminated by mutual agreement of the parties or otherwise as described below. In the event of a material breach by one party, the non-breaching party may terminate the joint venture only if both parties agree that it is both desirable and practicable to withdraw the combination product from the markets where it is commercialized. At such time as one or more generic versions of SUSTIVA appear on the market in the U.S., Gilead will have the right to terminate the joint venture and thereby acquire all the rights to the combination product, both in the U.S. and Canada; however, the Company will continue for three years to receive a percentage of the net sales based on the contribution of bulk efavirenz to ATRIPLA*, and otherwise retains all rights to SUSTIVA.

For further discussion of the Company’s strategic alliance with Gilead, see “Item 8. Financial Statements—Note 2. Alliances and Investments.”

Somerset In 2004, the Company and Somerset, a joint venture between Mylan and Watson, entered into an agreement for the commercialization, supply and distribution of Somerset’s EMSAM* (selegiline transdermal system), a monoamine oxidase inhibitor administered as a transdermal patch for the treatment of patients with major depressive disorder. Somerset received approval from the FDA for EMSAM* in February 2006 for use without dietary restriction at the recommended dose of 6mg/24 hours. EMSAM* is the first transdermal treatment for major depressive disorder.

Under the terms of the agreement, the Company received exclusive distribution rights to commercialize EMSAM*, when approved, in the U.S. and Canada. The Company made and expensed a $5 million upfront payment in December 2004 and made a further $30 million payment following regulatory approval in the U.S. in the first quarter of 2006, which was capitalized and was being amortized into cost of products sold over the remaining term of the agreement. In the third quarter of 2006, the Company recorded an impairment charge for the unamortized balance of $27 million, resulting from the lower than expected sales of EMSAM*. The charge was recorded in cost of products sold in the Company’s consolidated statement of earnings. In addition to these payments, Somerset may receive milestone payments based on achievement of certain sales levels, as well as reimbursement of certain development costs incurred over the term of the agreement. Somerset will supply products to the Company and receive royalties on the Company’s sales of EMSAM*.

Unless earlier terminated or extended in accordance with its terms, the agreement will terminate on the fifth anniversary of the date of the first commercial sale of EMSAM*. The agreement may be earlier terminated by either party in the event of a material breach of the agreement by or the bankruptcy of the other party. In addition to the general rights of termination, the Company has the right to terminate the agreement any time following the launch of a generic product, the occurrence of a material safety issue relating to EMSAM*, or after the date which is 30 months after the date of first commercial sale of EMSAM* upon 180 days prior notice. Somerset has the right to terminate the agreement any time following the occurrence of a material safety issue relating to EMSAM* or the failure of the Company to meet specified detailing requirements. Upon termination, Somerset retains all product rights to EMSAM*.

Investigational Compounds Under Development

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

In January 2005, under the terms of the agreement, the Company made a cash payment of $25 million to Medarex which was expensed as research and development, and an additional $25 million equity investment in Medarex. Further milestone payments are expected to be made upon the successful achievement of various regulatory and sales related stages. The Company and Medarex will also share in future development and commercialization costs. Medarex could receive up to $205 million if all regulatory milestones are met, and up to $275 million in sales-related milestones. Medarex will have an option to copromote and receive up to 45% of the profits with the Company in the U.S. The Company will receive an exclusive license outside of the U.S. and pay royalties to Medarex.

The agreement with Medarex does not expire unless and until one of the following events occurs: (1) the Company voluntarily terminates the agreement in its entirety or on a country-by-country basis by providing Medarex with six months prior written notice;

(2) the Company voluntarily terminates the agreement on a product-by-product basis (but only if a second product is then in GLP toxicology studies or later) or a country-by-country basis by providing Medarex with six months prior written notice depending on the circumstances; (3) the Company terminates Medarex’s co-promotion option and rights in the U.S. on sixty days written notice after the end of the second calendar year in the event Medarex provides less than sixty percent of certain performance obligations in any two out of three consecutive calendar years (such termination right to be exercised only with respect to those indications as to which Medarex failed to meet such performance obligation). Upon any such termination by the Company via any of the scenarios in (1) – (3) above, Medarex will no longer have a right to share in the profits and losses of the product for the terminated indication(s) and, instead the Company will pay Medarex royalties on net sales of the product; or (4) Medarex terminates the agreement with respect to all products on sixty days written notice if the Company provides less than sixty percent of certain performance obligations in any two out of three consecutive calendar years. Generally, upon termination in (4), the Company will assign all rights to the product to Medarex and receive a royalty thereafter on intellectual property licensed by the Company to Medarex. Medarex may also elect not to copromote a product for one or more indications in the U.S., in which event it will receive a royalty on sales of the product for such indication. If there is a material breach as to manufacturing by a party, then the other party shall be limited to termination of such party’s manufacturing rights only.

Pierre Fabre In 2004, the Company and Pierre Fabre entered into three related agreements (a patent and know-how license agreement, a trademark license agreement and a supply agreement) to develop and commercialize vinflunine, a novel investigational anti-cancer agent. Vinflunine is in Phase III clinical trials for metastatic bladder cancer and is in Phase III trials for lung and breast cancer. Under the terms of the agreement, the Company receives an exclusive license to vinflunine in the U.S., Canada, Japan, Korea and select Southeast Asian markets. Pierre Fabre will be responsible for the development and marketing of vinflunine in all other countries, including those of Europe, and will supply the Company’s requirements for the product. Under the terms of the agreement, the Company made and expensed upfront and milestone payments of $10 million in 2006, $10 million in 2005, and $35 million in 2004, with the potential for an additional $155 million in milestone payments over time.

The patent and know-how license agreement, under which the Company licensed the right to market vinflunine, expires on a country-by-country and product form-by-product form basis, on the date that is the latter of: (i) the expiration of applicable patent or data exclusivity for a given product form in a country, or (ii) the tenth anniversary of commercial sale of such product form in such country, at which time the Company may exercise a royalty-free, nonexclusive right to market the product. The Agreement may be terminated sooner, as follows: (1) a party may terminate the agreement for voluntary or involuntary bankruptcy or insolvency of the other party that is not dismissed within a certain period of time; (2) a party may terminate for material breach by the other that is not cured with a specified period. Such termination shall relate only to the countries and product forms relating to the material breach, unless the product form is the IV form (in which case all forms can be terminated) and unless the breach pertains to the U.S. (in which case all countries can be terminated); (3) by Pierre Fabre, if Pierre Fabre terminates the supply agreement for material breach by the Company; (4) by either party, upon 60 days notice, if justifiable and demonstrable safety, efficacy, technical or regulatory reasons preclude development of the IV form for any indication, as determined by the Joint Steering Committee; (5) by Pierre Fabre, if (a) the Company fails to file or process a registrational filing required to be filed under the Agreement without justifiable and demonstrable safety, efficacy, technical or regulatory reasons; (b) if the Company does not launch the IV product form in a country within a time period required by the agreement (generally, ninety days) following receipt of regulatory (and if applicable, pricing) approval; (c) if the Company should challenge or contest Pierre Fabre Patent Rights; (d) if the Company makes an improper contract assignment; or (e) if the Company fails to meet certain minimum sales levels under the agreement; or (6) by the Company, without cause, on a country-by-country basis, by giving Pierre Fabre at least (i) ninety days’ prior written notice, if such notice is given prior to the regulatory approval of the first approved indication in the U.S., or (ii) one hundred eighty days’ prior written notice after regulatory approval of a first approved indication in the U.S. Generally, for any termination made by Pierre Fabre or for termination by the Company without cause, the Company shall retain no rights to the product and all rights shall revert to Pierre Fabre.

AstraZeneca In January 2007, the Company entered into two worldwide (except for Japan) codevelopment and cocommercialization agreements with AstraZeneca, one for the codevelopment and cocommercialization of saxagliptin, a DPP-IV inhibitor in Phase III clinical trials (Saxagliptin Agreement), and one for the codevelopment and cocommercialization of dapagliflozin, a SGLT2 inhibitor in Phase IIB clinical trials (SGLT2 Agreement). Both compounds are being studied for the treatment of diabetes and were discovered by the Company. Under the terms of the agreements, the Company received upfront payments of $100 million in January 2007, which will be capitalized and amortized over the life of the agreement into other income. Milestone payments are expected to be received by the Company upon the successful achievement of various regulatory and sales related stages. Under each agreement, the Company and AstraZeneca will also share in future development and commercialization costs. Under the Saxagliptin Agreement, the Company could receive up to $300 million if all regulatory milestones are met and up to an additional $300 million if all sales-based milestones are met. Under the SGLT2 Agreement, the company could receive up to $350 million if all regulatory milestones are met and up to an additional $300 million if all sales-based milestones are met. The majority of development costs under the initial development plans through 2009 will be paid by AstraZeneca and any additional development costs will generally be shared equally. Under each agreement, the two companies will share commercialization expenses and profits/losses equally on a global basis, excluding Japan, and the Company will manufacture both products and, with certain limited exceptions, record net sales.

Under each agreement additional compounds in each of the DPP-IV and SGLT2 classes that may be developed by either party must be proposed for inclusion in the collaboration at pre-designated trigger points (end of Phase I, II and III) or if the lead compound fails and either party is then actively conducting clinical development of any other compound in the class. If accepted by the other party for inclusion into the collaboration, an upfront payment and regulatory and sales-based milestones may be paid by the non-developing party on such additional compound, the amount and timing of which will depend on the nature of the triggering event and whether the additional compound is replacing or being developed in addition to the lead compound. In such event, if AstraZeneca is the party that developed the compound and controls its intellectual property rights, AstraZeneca will assume the rights and obligations of the Company under the collaboration with respect to such compound, and the Company will have the rights of AstraZeneca with respect to such compound, with certain limited exceptions. If the Company is the party that developed the compound and controls its intellectual property, it will have the same rights as it has with respect to the initial two compounds.

Each agreement expires on a product-by-product and country-country basis upon the latest of (1) the expiration of the last-to-expire patent controlled by the parties covering a product in a country, (2) the expiration of any other statutory exclusivity for a product in a country, and (3) permanent cessation of the sale of a product in a country. The agreement may be sooner terminated, in its entirety or on a product-by-product and region-by-region or country-by-country basis, as the case may be, by mutual written agreement or by a party in accordance with the terms of the agreement as follows: (i) by AstraZeneca without cause, on a region-by-region and product-by-product basis, on six months notice given not sooner than the finalization of the clinical database (database lock) of the last to be completed pivotal Phase III clinical trial and not later than the date that the Company may elect to opt out of all or some of its sale force efforts obligations in the U.S.; (ii) by AstraZeneca without cause, on a region-by-region and product-by-product basis, on twelve months notice, which termination may not be effective earlier than two years after launch of the product in such region; (iii) by either party, with respect to the agreement in its entirety, upon written notice given following permanent cessation of development of a product so long as there are no other products then being developed or commercialized; (iv) by a party, upon 180 days notice, if the other party materially breaches the agreement or engages in gross negligence, willful misconduct or a willful misrepresentation that fundamentally frustrates the transactions contemplated by the agreement; (v) by a party in the event of insolvency or bankruptcy of the other party; (vi) by a party for a given product or country if the other party fails to provide at least 60% of its required sales force effort in any two out of three consecutive years; (vii) by a party if the other party becomes incapable for 12 consecutive months of performing any of its material obligations because of Force Majeure; (viii) by either party, on a product-by-product basis, in the event of material safety issues; or (ix) by either party if development and commercialization of a given compound is enjoined. Under the SGLT2 Agreement, AstraZeneca may also exercise a termination right if the lead compound does not meet specified end of phase II success criteria.

In the event of termination by AstraZeneca (or by the Company in the event the development and commercialization of the collaboration compounds are enjoined), each party must offer into the collaboration any compounds for which it is then actively conducting clinical development. If accepted by the other party for inclusion into the collaboration, an upfront payment and regulatory and sales-based milestones may be paid by the non-developing party on such additional compound. In such event, if AstraZeneca is the party that developed the compound and controls its intellectual property rights, AstraZeneca will assume the rights and obligations of the Company under the collaboration with respect to such compound, and the Company will have the rights of AstraZeneca with respect to such compound, with certain limited exceptions. If there are no additional compounds to be offered or an additional compound that is offered is not accepted into the collaboration, the agreement will terminate. In the event of a change in control of either party, whether as a result of a merger, consolidation, sale of substantially all its assets or similar transaction, the agreements would be assigned to or assumed by the successor company. If the agreement is terminated by AstraZeneca as described in clause (iv), (v) or (vi) of the preceding paragraph prior to a change of control of the Company, then the Company will retain all rights to the product and will pay AstraZeneca a royalty on net sales thereafter. If the agreement is terminated by AstraZeneca as described in clause (iv), (v) or (vi) of the preceding paragraph following a change of control of the Company, then AstraZeneca may elect to receive a royalty on net sales thereafter or elect to have the product rights assigned to it and pay the Company a royalty on net sales thereafter. If the agreement is terminated by the Company as described in clause (iv), (v) or (vi) of the preceding paragraph, then the Company will retain all rights to the product and will pay AstraZeneca a royalty on net sales thereafter.

For further information on alliances relating to products under development and drug discovery, see “—Research and Development” below.

HEALTH CARE GROUP

The Health Care Group consists of two segments – Nutritionals and Other Health Care. The Other Health Care segments currently consists of ConvaTec and Medical Imaging and, prior to 2006, also included Consumer Medicines. Health Care Group sales accounted for 23% of the Company’s sales in 2006, 21% of the Company’s sales in 2005, and 20% of the Company’s sales in 2004. U.S. Health Care Group sales accounted for 49%, 52% and 54% of total Health Care Group sales in 2006, 2005 and 2004, respectively, while international Health Care Group sales accounted for 51%, 48% and 46% of total Health Care Group sales in 2006, 2005 and 2004, respectively.

Nutritionals Segment

The Nutritionals segment, through Mead Johnson, manufactures, markets, distributes and sells infant formulas and other nutritional products, including the entire line of ENFAMIL products and the ENFAMIL LIPIL product is the first infant formula in the U.S. to contain the nutrients docosahexaenoic acid (DHA) and arachidonic acid (ARA). Also naturally found in breast milk, DHA and ARA are believed to support infant brain and eye development. The Company obtains these nutrients from a sole provider pursuant to a non-exclusive worldwide license and supply agreement. The supply agreement, in force until at least 2011, provides no firm guaranty of supply and pricing is subject to change pursuant to a pricing formula. The license expires beginning in 2024 on a country-by-country basis 25 years after the Company commenced sales in a country.

The Company’s Nutritionals products are generally sold by wholesalers and retailers and are promoted primarily to health care professionals. The Company also promotes Nutritionals products directly to consumers worldwide through advertising. The Company manufactures these products in the U.S. and in five foreign countries. Nutritionals sales accounted for 13% of the Company’s sales in 2006, 12% of the Company’s sales in 2005 and 10% of the Company’s sales in 2004. U.S. Nutritionals sales accounted for 46%, 49% and 50% of total Nutritionals sales in 2006, 2005 and 2004, respectively, while international Nutritionals sales accounted for 54%, 51% and 50% of total Nutritionals sales in 2006, 2005 and 2004, respectively. Approximately one-half of U.S. gross sales of infant formula are subject to rebates issued under the Women, Infants and Children (WIC) program. Sales subject to WIC rebates have much lower margins than those of non-WIC program sales.

Net sales of selected products and product categories in the Nutritionals segment were as follows:

Dollars in Millions	2006	2005	2004
Infant Formulas	$1,637	$1,576	$1,405
ENFAMIL	1,007	992	859
Toddler/Children’s Nutritionals	606	529	468
ENFAGROW	262	206	179

In February 2004, the Company completed the divestiture of its Adult Nutritional business to Novartis for $386 million, including a $20 million payment contingent on the achievement of contractual requirements, which were satisfied, and a $22 million upfront payment for a ten-year supply agreement.

Other Health Care Segment

The Other Health Care segment currently consists of ConvaTec and Medical Imaging and, prior to 2006, also included Consumer Medicines. Other Health Care sales accounted for 10%, 9% and 10% of the Company’s sales in 2006, 2005 and 2004, respectively. U.S. Other Health Care sales accounted for 53%, 56% and 58% of total Other Health Care sales in 2006, 2005 and 2004, respectively, while international Other Health Care sales accounted for 47%, 44% and 42% of total Other Health Care sales in 2006, 2005 and 2004, respectively.

ConvaTec

ConvaTec manufactures, distributes and sells ostomy and modern wound and skin care products. Principal brands of ConvaTec include NATURA, SUR-FIT, ESTEEM, AQUACEL, DUODERM and FLEXI-SEAL. These products are marketed worldwide, primarily to hospitals, the medical profession and medical suppliers. The Company mainly relies on an internal sales force, and sales are made through various distributors around the world. The Company manufactures these products in the U.S., the UK and the Dominican Republic.

ConvaTec sales accounted for approximately 6% of the Company’s sales in 2006, and 5% of the Company’s sales in 2005 and 2004. U.S. ConvaTec sales accounted for 33%, 31% and 32% of total ConvaTec sales in 2006, 2005 and 2004, respectively, while international ConvaTec sales accounted for 67%, 69% and 68% of total ConvaTec sales in 2006, 2005 and 2004, respectively.

Medical Imaging

Medical Imaging manufactures, distributes and sells medical imaging products. Principal brands include CARDIOLITE (Kit for the Preparation of Technetium Tc99m Sestamibi for Injection), a cardiac perfusion imaging agent and DEFINITY (Vial for Perflutren Lipid Microsphere Injectable Suspension), an ultrasound contrast agent. These products are manufactured by the Company in Puerto Rico and by a third party in the U.S., and are marketed through an internal sales force in the U.S. CARDIOLITE and other radiopharmaceutical products are primarily sold to and distributed via third-party radiopharmacies to end-customers (e.g., healthcare providers) in the U.S. DEFINITY is distributed directly to end-user customers. DEFINITY (called LUMINITY in the EU) has been approved in the EU. In the U.S., the Company is currently one of two suppliers of technetium Tc99m generators, a widely used radioisotope required to compound unit-dose CARDIOLITE injections. The Company relies on a single source for its supply of a key ingredient, molybdenum-99. In connection with the Company’s international business, Medical Imaging owns certain radiopharmacies outside the U.S. CARDIOLITE is covered by a series of patents that claim its components. The patent coverage differs somewhat on a country-by-country basis. In the U.S., CARDIOLITE patent exclusivity expires in January 2008. CARDIOLITE will be entitled to a six-month extension of exclusivity (until July 2008) if the Company submits to the FDA by January 2008 certain pediatric clinical data in accordance with a Written Request issued by the FDA. There is no guarantee that the Company will be able to fulfill all of the requirements of the Written Request. In the EU, the patent expiry timeline spans December 2006 into 2008. In Japan, the patent expiry timeline spans August 2006 into 2008.

Medical Imaging sales accounted for approximately 4% of the Company’s sales in 2006 and approximately 3% of the Company’s sales in 2005 and 2004. U.S. Medical Imaging sales accounted for 85% of total Medical Imaging sales in 2006, 2005 and 2004, while international Medical Imaging sales accounted for 15% of total Medical Imaging sales in 2006, 2005 and 2004. The Company maintains license and supply agreements with radiopharmacies, including Cardinal Health Nuclear Pharmacy Services and other independent radiopharmacies, which provide the right to sell CARDIOLITE in the U.S.

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

Manufacturing and Quality Assurance

The Company seeks to design and operate its manufacturing facilities, manage its third-party manufacturers, and maintain inventory in a way that will allow it to meet all expected product demand while maintaining flexibility to reallocate manufacturing capacity, to improve efficiency and respond to changes in supply and demand. Pharmaceutical production processes are complex, highly regulated and vary widely from product to product. Shifting or adding manufacturing capacity can be a very lengthy process requiring significant capital expenditures and regulatory approvals. For further discussion of the regulatory impact on the Company’s manufacturing, see “—Government Regulation and Price Constraints” below.

Pharmaceutical manufacturing facilities require significant ongoing capital investment for both maintenance and compliance with increasing regulatory requirements. In addition, as the Company adds to its product line and realigns its focus over the next several years, the Company expects to modify its existing manufacturing networks and devote substantial resources in excess of historical levels to meet heightened processing standards that may be required for sterile or newly introduced products, including biologics. Biologics manufacturing involves more complex processes than those of traditional pharmaceutical operations. Although the Company does have the capacity to manufacture biologics for clinical trials and commercial launch, its capacity to manufacture larger commercial volumes is limited. As biologics become more important to the Company’s product portfolio, the Company may continue to make arrangements with third-party manufacturers, and in addition expects to make substantial investments to increase its internal capacity to produce biologics on a commercial scale. During 2006, the Board of Directors approved capital expenditures of approximately $750 million for a bulk biologics manufacturing facility in the U.S. In February 2007, the Company completed the land purchase of an 89 acre site to locate its large scale multi-product bulk biologics manufacturing facility in Devens, Massachusetts. Construction of this facility is expected to begin in early 2007, and the facility is projected to be operationally complete by 2009. The Company expects to submit the site for regulatory approval in 2010. Commercial production of biologic compounds is anticipated to begin by 2011.

The Company relies on third parties to manufacture, or to supply it with active ingredients necessary for it to manufacture certain products, including PLAVIX*, ABILIFY*, ERBITUX*, the SUSTIVA Franchise, ORENCIA*, PRAVACHOL, COUMADIN and TAXOL® (paclitaxel). To maintain a stable supply of these products, the Company takes a variety of actions designed to provide that there is a reasonable level of these ingredients held by the third-party supplier, the Company or both, so that the Company’s manufacturing operations are not interrupted. As an additional protection, in some cases, the Company takes steps to maintain an approved back-up source where available.

The Company received approval from the FDA to manufacture ORENCIA at the Company’s Syracuse, NY manufacturing facility. Given the Company’s current limited capacity for commercial volumes of biologics products, the Company also received approval from the FDA to manufacture ORENCIA at the Lonza Biologic PLC’s (Lonza) manufacturing facility and also expects to rely on Celltrion, Inc.’s (Celltrion) existing facility and on Celltrion’s new large-scale facility to provide additional capacity for ORENCIA for commercial scale production pending submission and approval of an sBLA to the FDA. The Company will rely initially on third-party manufacturers to manufacture belatacept and ipilimumab on a commercial scale if these products are commercialized. Belatacept and ipilimumab are investigational biologics compounds in late stage development. The Company has not made any filings with the FDA seeking approval for: (i) Celltrion to manufacture ORENCIA or (ii) Lonza or Celltrion to manufacture belatacept or ipilimumab. The Company has not sought approval from the FDA to market and sell belatacept or ipilimumab, and there can be no assurance that regulatory approval of either of these products will be obtained, or that regulatory approval of manufacturing facilities will be obtained. The Company has entered into agreements with Lonza and Celltrion that, among other things: (i) reserve portions of their respective biologics manufacturing capacity for the Company’s future requirements of ORENCIA; and (ii) contain certain other rights to negotiate with Lonza and Celltrion for additional biologics manufacturing capacity for other biologics products. The Company has commenced certain discussions with third-party manufacturers relating to biologics manufacturing capacity for belatacept and ipilimumab if regulatory approval is obtained. For information about ORENCIA, see “—Products” above. For additional information about belatacept and ipilimumab, see “—Research and Development” below.

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

In connection with divestitures, licensing arrangements or distribution agreements of certain of the Company’s products, or in certain other circumstances, the Company has entered into agreements under which the Company has agreed to supply such products to third parties. In addition to liabilities that could arise from the Company’s failure to supply such products under the agreements, these arrangements could require the Company to invest in facilities for the production of non-strategic products, result in additional regulatory filings and obligations or cause an interruption in the manufacturing of its own products.

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

Intellectual Property and Product Exclusivity

The Company owns or licenses a number of patents in the U.S. and foreign countries primarily covering its pharmaceutical products. The Company has also developed many brand names and trademarks for products in all areas. The Company considers the overall protection of its patent, trademark, license and other intellectual property rights to be of material value and acts to protect these rights from infringement.

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

Market exclusivity is also sometimes influenced by regulatory intellectual property rights. Many developed countries provide certain non-patent incentives for the development of medicines. For example, the U.S., the EU and Japan each provide for a minimum period of time after the approval of a new drug during which the regulatory agency may not rely upon the innovator’s data to approve a competitor’s generic copy. Regulatory intellectual property rights are also available in certain markets as incentives for research on new indications, on orphan drugs and on medicines useful in treating pediatric patients.

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

The Company estimates the likely market exclusivity period for each of its products on a case-by-case basis. It is not possible to predict the length of market exclusivity for any of the Company’s products with certainty because of the complex interaction between patent and regulatory forms of exclusivity, and inherent uncertainties concerning patent litigation. There can be no assurance that a particular product will enjoy market exclusivity for the full period of time that the Company currently estimates or that the exclusivity will be limited to the estimate. For a discussion on market exclusivity, see “—Pharmaceuticals Segment” above.

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

United States

A company seeking to market an innovative pharmaceutical in the U.S. must file a complete set of safety and efficacy data to the FDA. The type of application filed depends on whether the drug is a chemical (a small molecule) or a biological product (a large molecule). If the innovative pharmaceutical is a chemical, the company files a New Drug Application (NDA). If the medicine is a biological product, a BLA is filed. The type of application filed affects regulatory exclusivity rights.

A competitor seeking to launch a generic substitute of a chemical innovative drug in the U.S. must file an aNDA with the FDA. In the aNDA, the generic manufacturer needs to demonstrate only “bioequivalence” between the generic substitute and the approved NDA drug. The aNDA relies upon the safety and efficacy data previously filed by the innovator in its NDA.

Medicines approved under a NDA can receive several types of regulatory data protection. An innovative chemical pharmaceutical (also known as a new chemical entity) is entitled to five years of regulatory data protection in the U.S., during which an aNDA cannot be filed with the FDA. If an innovator’s patent is challenged, as described below, the generic manufacturer may file its aNDA after the fourth year of the five-year data protection period. A pharmaceutical drug product that contains an active ingredient that has been previously approved in a NDA, but is approved in a new formulation or for a new indication on the basis of new clinical trials, receives three years of data protection. Finally, a NDA that is designated as an Orphan Drug, which is a drug that gains an indication for treatment of a condition that occurs only rarely in the U.S., can receive seven years of exclusivity for the orphan indication. During this time period, neither NDAs nor aNDAs for the same drug product can be approved for the same orphan use.

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

A company may also earn six months of additional exclusivity for a drug where specific clinical trials are conducted at the written request of the FDA to study the use of the medicine to treat pediatric patients, and submission to the FDA is made prior to the loss of basic exclusivity. This six-month period extends most forms of exclusivity (patent and regulatory) that are listed with the FDA at the time the studies are completed and submitted to the FDA, but not against products already finally approved.

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

Many (but not all) innovative drugs are also covered by patents held by the NDA sponsor beyond the minimum period of regulatory exclusivity provided by U.S. law.

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

In the U.S., the increased likelihood of generic challenges to innovators’ intellectual property has increased the risk of loss of innovators’ market exclusivity. First, generic companies have increasingly sought to challenge innovators’ basic patents covering major pharmaceutical products. For a discussion of one such litigation related to patent challenges by generic companies, see “Item 8. Financial Statements—Note 21. Legal Proceedings and Contingencies—PLAVIX* Litigation,” and “—Other Intellectual Property Litigation.” Second, statutory and regulatory provisions in the U.S. limit the ability of an innovator company to prevent generic drugs from being approved and launched while patent litigation is ongoing. Third, the FDA is actively considering ways to expand the use of a regulatory mechanism that allows for regulatory approval of drugs that are similar to (but not generic copies of) innovative drugs on the basis of less extensive data than is required for a full NDA. As a result of all of these developments, it is not possible to predict the length of market exclusivity for a particular Company product with certainty based solely on the expiration of the relevant patent(s) or the current forms of regulatory exclusivity. For more information about new legislation, see “—Government Regulation and Price Constraints” below.

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

Patents on pharmaceutical products are generally enforceable in the EU. However, in contrast to the U.S., patents are not listed with regulatory authorities. Generic copies can be approved after data protection expires, regardless of whether the innovator holds patents covering its drug. Thus, it is possible that an innovator may be seeking to enforce its patents against a generic competitor that is already marketing its product. Also, the European patent system has an opposition procedure in which generic manufacturers may challenge the validity of patents covering innovator products within nine months of grant. As in the U.S., patents in the EU may be extended to compensate for the patent term lost during the regulatory review process. Such extensions are granted on a country-by-country basis.

In general, EU law treats chemically synthesized drugs and biologically derived drugs the same with respect to intellectual property and market exclusivity. The European Medicines Evaluation Agency (EMEA) has issued a Guideline that outlines what additional information has to be provided for biosimilar products, also known as generic biologics, in order for the EMEA to review an application for marketing approval.

Japan

In Japan, medicines of new chemical entities (NCEs) are generally afforded six years of data exclusivity for approved indications and dosage. Japan’s Ministry of Health is expected to extend the pharmaceutical data exclusivity period for NCEs to eight years in 2007. Patents on pharmaceutical products are enforceable. Generic copies can receive regulatory approval after data exclusivity and patent expirations. As in the U.S., patents in Japan may be extended to compensate for the patent term lost during the regulatory review process.

In general, Japanese law treats chemically synthesized and biologically derived drugs the same with respect to intellectual property and market exclusivity.

Rest of World

In countries outside of the U.S., the EU and Japan, there is a wide variety of legal systems with respect to intellectual property and market exclusivity of pharmaceuticals. Most other developed countries utilize systems similar to either the U.S. (e.g., Canada) or the EU (e.g., Switzerland). Among developing countries, some have adopted patent laws and/or regulatory exclusivity laws, while others have not. Some developing countries have formally adopted laws in order to comply with World Trade Organization (WTO) commitments, but have not taken steps to implement these laws in a meaningful way. Enforcement of WTO obligations is a long process, and there is no assurance of the outcome. Thus, in assessing the likely future market exclusivity of the Company’s innovative drugs in developing countries, the Company takes into account not only formal legal rights but political and other factors as well.

Marketing, Distribution and Customers

The Company promotes its products in medical journals and directly to health care providers such as doctors, nurse practitioners, physician assistants, pharmacists, technologists, hospitals, Pharmacy Benefit Managers (PBMs), Managed Care Organizations (MCOs) and government agencies. The Company also markets directly to consumers in the U.S. through direct-to-consumer print, radio and television advertising. In addition, the Company sponsors general advertising to educate the public about its innovative medical research. For a discussion of the regulation of promotion and marketing of pharmaceuticals, see “—Government Regulation and Price Constraints” below.

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

The Company’s prescription pharmaceutical products are sold principally to wholesalers, but the Company also sells directly to retailers, hospitals, clinics, government agencies and pharmacies. In 2006, sales to three pharmaceutical wholesalers in the U.S., McKesson, Cardinal Health, Inc. (Cardinal) and AmerisourceBergen Corporation (AmerisourceBergen) accounted for approximately 18%, 17% and 10%, respectively, of the Company’s total net sales. In 2005, sales to McKesson, Cardinal and AmerisourceBergen accounted for approximately 20%, 19% and 11%, respectively, of the Company’s total net sales. In 2004, sales to McKesson, Cardinal and AmerisourceBergen accounted for approximately 19%, 17% and 10%, respectively, of the Company’s total net sales. Sales to these U.S. wholesalers were concentrated in the Pharmaceuticals segment.

The Company’s U.S. Pharmaceuticals business, through the Inventory Management Agreements (IMAs), has arrangements with substantially all of its direct wholesaler customers that allow the Company to monitor U.S. wholesaler inventory levels and require those wholesalers to maintain inventory levels that are no more than one month of their demand. The agreements have a two-year term, through December 31, 2007, subject to certain termination provisions.

During 2004 and through May 2005, McKesson, one of the Company’s wholesalers, provided warehousing, packing and shipping services for ERBITUX*. McKesson held ERBITUX* inventory on consignment and, under the Company’s revenue recognition policy, the Company recognized revenue when such inventory was shipped by McKesson to the end-users. McKesson also held inventories of ERBITUX* for its own account. Upon the divestiture of OTN in May 2005, the Company discontinued the consignment arrangement with McKesson and McKesson no longer held inventories for its own account. Thereafter, the Company sold ERBITUX* to intermediaries (such as wholesalers and specialty oncology distributors) and shipped ERBITUX* directly to the end-users of the product who are the customers of those intermediaries. Beginning in the third quarter of 2006, the Company expanded its distribution model to include one of the Company’s wholesalers who then held ERBITUX* inventory. The Company recognizes revenue upon such shipment consistent with its revenue recognition policy.

For information on sales and marketing of nutritionals and other health care products, see “—Nutritionals Segment” and “—Other Health Care Segment” above.

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

To successfully compete for business with managed care and pharmacy benefits management organizations, the Company must often demonstrate that its products offer not only medical benefits but also cost advantages as compared with other forms of care. Most new products that the Company introduces must compete with other products already on the market or products that are later developed by competitors. Manufacturers of generic pharmaceuticals typically invest far less in research and development than research-based pharmaceutical companies and therefore can price their products significantly lower than branded products. Accordingly, when a branded product loses its market exclusivity, it normally faces intense price competition from generic forms of the product. In certain countries outside the U.S., patent protection is weak or nonexistent and the Company must compete with generic versions shortly after it launches its innovative product. In addition, generic pharmaceutical companies may introduce a generic product before exclusivity has expired, and before the resolution of any related patent litigation. For a discussion of the generic launch of a clopidogrel bisulfate product that competes with PLAVIX*, see “Item 8. Financial Statements—Note 21. Legal Proceedings and Contingencies—PLAVIX* Litigation.”

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

The Company believes its long-term competitive position depends upon its success in discovering and developing innovative, cost-effective products that serve unmet medical need, together with its ability to manufacture the products efficiently and to market them effectively in a highly competitive environment. There can be no assurance that the Company’s research and development efforts will result in commercially successful products or that its products or processes will not become outmoded from time to time as a result of products or processes developed by its competitors.

Managed Care Organizations

The growth of MCOs in the U.S. has been a major factor in the competitive make-up of the health care marketplace. Over half the U.S. population now participates in some version of managed care. Because of the size of the patient population covered by MCOs, marketing of prescription drugs to them and the PBMs that serve many of those organizations has become important to the Company’s business. MCOs can include medical insurance companies, medical plan administrators, health-maintenance organizations, Medicare Part D formularies, alliances of hospitals and physicians and other physician organizations. Those organizations have been consolidating into fewer, even larger entities, enhancing their purchasing strength and importance to the Company.

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

Generic Competition

One of the biggest competitive challenges that the Company faces in the U.S. and, to a lesser extent, internationally is from generic pharmaceutical manufacturers. Upon the expiration or loss of market exclusivity on a product, the Company can lose the major portion of sales of that product in a very short period of time. In the U.S., the FDA approval process exempts generics from costly and time-consuming clinical trials to demonstrate their safety and efficacy, and allows generic manufacturers to rely on the safety and efficacy of the innovator product. Therefore, generic competitors operate without the Company’s large research and development expenses and its costs of conveying medical information about the product to the medical community. For more information about market exclusivity, see “—Intellectual Property and Product Exclusivity” above.

The rate of sales decline of a product after the expiration of exclusivity varies by country. In general, the decline in the U.S. market is more rapid than in most other developed countries. Also, the declines in developed countries tend to be more rapid than in developing countries.

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

As noted above, MCOs that focus primarily on the immediate cost of drugs often favor generics over brand-name drugs. Many governments also encourage the use of generics as alternatives to brand-name drugs in their health care programs. Laws in the U.S. generally allow, and in many cases require, pharmacists to substitute generic drugs that have been rated under government procedures to be therapeutically equivalent to a brand-name drug. The substitution must be made unless the prescribing physician expressly forbids it. These laws and policies provide an added incentive for generic manufacturers to seek marketing approval as the automatic substitution removes the need for generic manufacturers to incur many of the sales and marketing costs, which innovators must incur.

Research and Development

The Company invests heavily in research and development because it believes it is critical to its long-term competitiveness. Pharmaceutical research and development is carried out by the Bristol-Myers Squibb Pharmaceutical Research Institute, which has major facilities in Princeton, Hopewell and New Brunswick, NJ and Wallingford, CT. Pharmaceutical research and development is also carried out at various other facilities in the U.S. and in Belgium, Canada, and the UK. Management continues to emphasize leadership, innovation, productivity and quality as strategies for success in the Pharmaceutical Research Institute.

The Company spent $3,067 million in 2006, $2,746 million in 2005 and $2,500 million in 2004 on Company sponsored research and development activities. The Company sponsored pharmaceutical research and development spending includes certain payments under third-party collaborations and contracts. At the end of 2006, the Company employed approximately 8,100 people in research and development throughout the Company, including over 6,400 in the Pharmaceutical Research Institute, including a substantial number of physicians, scientists holding graduate or postgraduate degrees and higher skilled technical personnel.

The Company concentrates its pharmaceutical research and development efforts in the following disease areas with significant unmet medical need: Affective (psychiatric) disorders, Alzheimer’s/dementia, atherosclerosis/thrombosis, diabetes, hepatitis, HIV/AIDS, obesity, oncology, rheumatoid arthritis and related diseases and solid organ transplant. However, the Company continues to analyze and may selectively pursue promising leads in other areas. In addition to discovering and developing new molecular entities, the Company looks for ways to expand the value of existing products through new uses and formulations that can provide additional benefits to patients.

To supplement the Company’s internal efforts, the Company collaborates with independent research organizations, including educational institutions and research-based pharmaceutical and biotechnology companies, and contracts with others for the performance of research in their facilities. The Company’s drug discovery program includes many alliances and collaborative agreements. These agreements bring new products into the pipeline or help the Company remain on the cutting edge of technology in the search for novel medicines. In drug development, the Company engages the services of physicians, hospitals, medical schools and other research organizations worldwide to conduct clinical trials to establish the safety and effectiveness of new products.

Drug development is time-consuming, expensive and risky. In the development of human health products, industry practice and government regulations in the U.S. and most foreign countries provide for the determination of effectiveness and safety of new molecular entities through preclinical tests and controlled clinical evaluation. Before a new drug may be marketed in the U.S., recorded data on preclinical and clinical experience are included in the NDA or the BLA to the FDA for the required approval. The development of certain other products is also subject to government regulations covering safety and efficacy in the U.S. and many foreign countries. There can be no assurance that a compound developed as a result of any program will obtain the regulatory approvals necessary for it to be marketed for any particular disease indication.

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

Listed below are several investigational compounds that the Company has in the later stages of development. All of these compounds are in Phase III clinical trials. Whether or not any of these investigational compounds ultimately becomes one of the Company’s marketed products depends on the results of pre-clinical and clinical studies, the competitive landscape of the potential product’s market and the manufacturing processes necessary to produce the potential product on a commercial scale, among other factors. However, as noted above, there can be no assurance that the Company will seek regulatory approval of any of these compounds or that, if such approval is sought, it will be obtained. At this stage of development, the Company cannot determine all intellectual property issues or all the patent protection that may, or may not, be available for these investigational compounds. The patent coverage highlighted below does not include potential patent term extensions.

Apixaban	Apixaban, an oral Factor Xa inhibitor, which is being developed internally, has recently entered Phase III clinical trials for the prevention of thromboembolic disorders. The Company owns an issued U.S. patent covering composition of matter and method of use of apixaban that expires in September 2022 (extended to February 2023 via patent term adjustment).

Saxagliptin	Saxagliptin is an oral compound for the potential treatment of diabetes, which was discovered internally and is currently in Phase III clinical trials. In January 2007, the Company entered into a worldwide (except for Japan) agreement with AstraZeneca for the codevelopment and cocommercialization of saxagliptin. A patent application covering the composition of matter has been issued and will expire in 2021 in the U.S.

Ixabepilone	Ixabepilone, an epothilone B analog, is a novel microtubule-stabilizing agent for multiple tumor types. It is in Phase III clinical trials for the treatment of metastatic breast cancer and in Phase II clinical trials for the treatment of prostate cancer. The Company has a composition of matter patent in the U.S. that expires in 2018. The Company acquired rights to develop ixabepilone and other compounds in the class of epothilones and their analogs from Helmholtz Centre for Infection Research.

Ipilimumab	Ipilimumab, which is being codeveloped with Medarex and is currently in Phase III clinical trials, is a monoclonal antibody being investigated as an anticancer treatment. It is in a novel class of agents intended to potentiate elements of the immunologic response. The Company owns a composition of matter patent that expires in the U.S. in 2016 and has rights to method of use patents owned by Medarex that expire in the U.S. in 2015. The Company also has rights to a Medarex composition of matter patent that expires in 2020 (extended to 2022 via patent term adjustment) and pending Medarex patent applications covering composition of matter and method of use of ipilimumab.

Belatacept	Belatacept, a biological product, which is being developed internally and is in Phase III clinical trials, is a fusion protein with novel immunosuppressive activity targeted at prevention of solid organ transplant rejection. The Company has a composition of matter patent that expires in the U.S. in 2021.

Vinflunine	Vinflunine, which is being codeveloped with Pierre Fabre and is currently in Phase III clinical trials for metastatic bladder cancer, is a novel investigational anti-cancer agent. Pierre Fabre has a composition of matter patent that expires in the U.S. in 2014.

The Company sometimes enters into agreements with respect to its own investigational compounds in order to share the costs and risks of development, and in some cases, facilitate their commercialization. These agreements can take many forms, including codevelopment, comarketing, copromotion and/or joint venture arrangements.

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

Government Regulation and Price Constraints

The pharmaceutical industry is subject to extensive global regulation by regional, country, state and local agencies. The Federal Food, Drug, and Cosmetic Act (FDC Act), other Federal statutes and regulations, various state statutes and regulations, and laws and regulations of foreign governments govern to varying degrees the testing, approval, production, labeling, distribution, post-market surveillance, advertising, dissemination of information, and promotion of the Company’s products. The lengthy process of laboratory and clinical testing, data analysis, manufacturing, development, and regulatory review necessary for required governmental approvals is extremely costly and can significantly delay product introductions in a given market. Promotion, marketing, manufacturing and distribution of pharmaceutical products are extensively regulated in all major world markets. In addition, the Company’s operations are subject to complex Federal, state, local, and foreign environmental and occupational safety laws and regulations. The Company anticipates that the laws and regulations affecting the manufacture and sale of current products and the introduction of new products will continue to require substantial scientific and technical effort, time, expense and significant capital investment.

Of particular importance is the FDA in the U.S. It has jurisdiction over virtually all of the Company’s businesses and imposes requirements covering the testing, safety, effectiveness, manufacturing, labeling, marketing, advertising and post-marketing surveillance of the Company’s pharmaceutical products. The FDA also regulates most of the Company’s Nutritionals and Other Health Care products. In many cases, the FDA’s requirements have increased the amount of time and money necessary to develop new products and bring them to market in the U.S.

The Company’s pharmaceutical products, as well as the medical device products it sells through its ConvaTec business, are subject to pre-market approval requirements in the U.S. New drugs are approved under, and are subject to, the FDC Act and related regulations. Biological drugs are subject to both the FDC Act and the Public Health Service Act (PHS Act), and related regulations. Biological drugs are licensed under the PHS Act. Medical devices are subject to the FDC Act including Medical Device Amendments. The Nutritional products are regulated by the FDA primarily under the Infant Formula Act of 1980 and its amendments.

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

The Federal government has extensive enforcement powers over the activities of pharmaceutical and medical device manufacturers, including authority to withdraw product approvals, commence actions to seize and prohibit the sale of unapproved or non-complying products, to halt manufacturing operations that are not in compliance with cGMPs, and to impose or seek injunctions, voluntary recalls, and civil monetary and criminal penalties. Such a restriction or prohibition on sales or withdrawal of approval of products marketed by the Company could materially adversely affect its business, financial condition and results of operations and cash flows. The Federal government has similar powers with respect to the manufacturing operations of the Nutritionals business.

Marketing authorization for the Company’s products is subject to revocation by the applicable governmental agencies. In addition, modifications or enhancements of approved products or changes in manufacturing locations are in many circumstances subject to additional FDA approvals, which may or may not be received and which may be subject to a lengthy application process.

The distribution of pharmaceutical products is subject to the Prescription Drug Marketing Act (PDMA) as part of the FDC Act, which regulates such activities at both the Federal and state level. Under the PDMA and its implementing regulations, states are permitted to require registration of manufacturers and distributors who provide pharmaceuticals even if such manufacturers or distributors have no place of business within the state. States are also permitted to adopt regulations limiting the distribution of product samples to licensed practitioners. The PDMA also imposes extensive licensing, personnel record keeping, packaging, quantity, labeling, product handling and facility storage and security requirements intended to prevent the sale of pharmaceutical product samples or other diversions. For discussion of recent settlement of certain investigations of drug pricing and sales and marketing activities, see “Item 8. Financial Statements—Note 21. Legal Proceedings and Contingencies.”

The marketing practices of all U.S. pharmaceutical manufacturers are subject to Federal and state health care laws that are used to protect the integrity of government health care programs. The Office of Inspector General of the U.S. Department of Health and Human Services (OIG) oversees compliance with applicable Federal laws, in connection with the payment for products by government funded programs (primarily Medicaid and Medicare). These laws include the Federal anti-kickback statute which criminalizes the offering of something of value to induce the recommendation, order or purchase of products or services reimbursed under a government health care program. The OIG has issued a series of Guidances to segments of the health care industry, including the 2003 Compliance Program Guidance for Pharmaceutical Manufacturers (the OIG Guidance), which includes a recommendation that pharmaceutical manufacturers, at a minimum, adhere to the PhRMA Code, a voluntary industry code of marketing practices. The Company subscribes to the PhRMA Code, and has implemented a compliance program to address the requirements set forth in the OIG Guidance and the Company’s compliance with the health care laws. Failure to comply with these health care laws could subject the Company to administrative and legal proceedings, including actions by the state and Federal government agencies. Such actions could result in the imposition of civil and criminal sanctions, which may include fines, penalties and injunctive remedies, the impact of which could materially adversely affect the Company’s business, financial condition and results of operations and cash flows.

The Company is also subject to the jurisdiction of various other Federal and state regulatory and enforcement departments and agencies, such as the Federal Trade Commission, the Department of Justice and the Department of Health and Human Services in the U.S. The Company is also licensed by the U.S. Drug Enforcement Agency to procure and produce controlled substances. The Company is, therefore, subject to possible administrative and legal proceedings and actions by those organizations. Such actions may result in the imposition of civil and criminal sanctions, which may include fines, penalties and injunctive or administrative remedies.

Various Federal and state agencies have regulatory authority regarding the manufacture, storage, transportation and disposal of many Medical Imaging products because of their radioactive nature.

The Company’s activities outside the U.S. are also subject to regulatory requirements governing the testing, approval, safety, effectiveness, manufacturing, labeling and marketing of the Company’s products. These regulatory requirements vary from country to country. In the EU, there are two ways that a company can obtain marketing authorization for a pharmaceutical product. The first route is the “centralized procedure.” This procedure is compulsory for certain pharmaceutical products, in particular those using biotechnological processes, but also is available for certain new chemical compounds and products. The second route to obtain marketing authorization in the EU is the “mutual recognition procedure.” Applications are made to a single member state, and if the member state approves the pharmaceutical product under a national procedure, then the applicant may submit that approval to the mutual recognition procedure of some or all other member states. As set forth above, pricing and reimbursement of the product continues to be the subject of member state law.

Whether or not FDA approval or approval of the EMEA has been obtained for a product, approval of the product by comparable regulatory authorities of countries outside of the U.S. or the EU, as the case may be, must be obtained prior to marketing the product in those countries. The approval process may be more or less rigorous from country to country and the time required for approval may be longer or shorter than that required in the U.S. Approval in one country does not assure that such product will be approved in another country.

In many markets outside the U.S., the Company operates in an environment of government-mandated, cost-containment programs. Several governments have placed restrictions on physician prescription levels and patient reimbursements, emphasized greater use of generic drugs and/or enacted across-the-board price cuts as methods of cost control. Most European countries do not provide market pricing for new medicines, except the UK and Germany. Pricing freedom is limited in the UK by the operation of a profit control plan and in Germany by the operation of a reference price system. Companies also face significant delays, mainly in France, Spain, Italy and Belgium, in market access for new products, and more than two years can elapse before new medicines become available on some national markets. Additionally, member states of the EU have regularly imposed new or additional cost containment measures for pharmaceuticals. In recent years, Italy, for example, has imposed mandatory price decreases. The existence of price differentials within Europe due to the different national pricing and reimbursement laws leads to significant parallel trade flows.

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

Federal and state governments also have pursued direct methods to reduce the cost of drugs for which they pay. The Company participates in state government-managed Medicaid programs as well as certain other qualifying Federal and state government programs whereby discounts and rebates are provided to participating state and local government entities. Rebates under Medicaid and related state programs reduced revenues by $174 million in 2006, $595 million in 2005 and $673 million in 2004. The decrease in 2006 as compared to 2005 was primarily due to the exclusivity loss of PRAVACHOL and lower PLAVIX* sales. The shift in patient enrollment from Medicaid to Medicare under Medicare Part D also resulted in a decrease in Medicaid rebates, which was partially offset by a corresponding increase in the Company’s managed health care rebates. The Company also participates in prime vendor programs with government entities, the most significant of which are the U.S. Department of Defense and the U.S. Department of Veterans Affairs. These entities receive minimum discounts based off a defined “non-federal average manufacturer price” for purchases. Other prime vendor programs in which the Company participates provide discounts for outpatient medicines purchased by certain Public Health Service entities and other hospitals meeting certain criteria. The Company recorded discounts related to the prime vendor programs of $703 million in 2006, $1,090 million in 2005 and $1,319 million in 2004.

In the U.S., governmental cost containment efforts have extended to the federally funded Special Supplemental Nutrition Program for WIC. All states participate in the WIC program and have sought and obtained rebates from manufacturers of infant formula whose products are used in the program. All states have conducted competitive bidding for infant formula contracts, which require the use of specific infant formula products by the state WIC program, unless a physician requests a non-contract formula for a WIC customer. States participating in the WIC program are required to engage in competitive bidding or to use other cost containment measures that yield savings equal to or greater than the savings generated by a competitive bidding system. Mead Johnson participates in this program and approximately half of its gross U.S. sales are subject to rebates under the WIC program. Rebates under the WIC program reduced revenues by $872 million in 2006, $843 million in 2005 and $846 million in 2004.

For further discussion of these rebates and programs, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.”

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

An environment, health and safety group within the Company monitors operations around the world, providing the Company with an overview of regulatory requirements and overseeing the implementation of Company standards for compliance. The Company also incurs operating and capital costs for such matters on an ongoing basis. The Company expended approximately $27 million, $38 million and $50 million on capital environmental projects undertaken specifically to meet environmental requirements in 2004, 2005 and 2006, respectively, and expects to spend approximately $57 million in 2007. Although the Company believes that it is in substantial compliance with applicable environmental, health and safety requirements and the permits required for its operations, the Company nevertheless could incur additional costs, including civil or criminal fines or penalties, clean-up costs, or third-party claims for property damage or personal injury, for violations or liabilities under these laws.

Many of the Company’s current and former facilities have been in operation for many years, and, over time, the Company and other operators of those facilities have generated, used, stored or disposed of substances or wastes that are considered hazardous under Federal, state and foreign environmental laws, including the U.S. Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA). As a result, the soil and groundwater at or under certain of these facilities is or may be contaminated, and the Company may be required to make significant expenditures to investigate, control and remediate such contamination, and in some cases to provide compensation and/or restoration for damages to natural resources. Currently, the Company is involved in investigation and remediation at approximately 12 current or former Company facilities. The Company has also been identified as a “potentially responsible party” (PRP) under applicable laws for environmental conditions at approximately 30 former waste disposal or reprocessing facilities operated by third parties at which investigation and/or remediation activities are ongoing.

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

Employees

The Company employed approximately 43,000 people at December 31, 2006.

Foreign Operations

The Company has significant operations outside the U.S. They are conducted both through the Company’s subsidiaries and through distributors, and involve all three of the same business segments as the Company’s U.S. operations —Pharmaceuticals, Nutritionals and Other Health Care.

Revenues from operations outside the U.S. of $8.2 billion accounted for 46% of the Company’s total revenues in 2006. In 2006, revenues exceeded $500 million in each of France, Japan, Canada, Spain, Italy and Mexico. In 2005, revenues exceeded $500 million in each of France, Japan, Spain, Canada, Italy and Germany. In 2004, revenues exceeded $500 million in each of France, Japan, Germany, Spain, Italy, Canada and the UK. No single country outside the U.S. contributed more than 10% of the Company’s total revenues in 2006, 2005 or 2004. For a geographic breakdown of net sales, see the table captioned Geographic in “Item 8. Financial Statements—Note 18. Segment Information” and for further discussion of the Company’s sales by geographic area see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Geographic Areas.”

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

Depending on the direction of change relative to the U.S. dollar, foreign currency values can increase or reduce the reported dollar value of the Company’s net assets and results of operations. In 2006, the change in foreign exchange rates had a net favorable impact on the growth rate of revenues. While the Company cannot predict with certainty future changes in foreign exchange rates or the effect they will have on it, the Company attempts to mitigate their impact through operational means and by using various financial instruments. See the discussions under “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” and “Item 8. Financial Statements—Note 17. Financial Instruments.”

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

The patent infringement lawsuit with Apotex involving PLAVIX* is ongoing, and there is a risk of generic competition from Apotex and from other generic pharmaceutical companies.

The Company’s largest product ranked by net sales is PLAVIX* (clopidogrel bisulfate) with net sales in the United States (U.S.) of $2.7 billion in 2006, $3.2 billion for 2005 and $2.8 billion in 2004. The composition of matter patent for PLAVIX*, which expires in 2011, is currently the subject of patent litigation in the U.S. with Apotex Inc. and Apotex Corp. (Apotex) and other generic companies as well as in other less significant jurisdictions.

On August 8, 2006, Apotex launched a generic clopidogrel bisulfate product that competes with PLAVIX*. On August 31, 2006, the U.S. District Court for the Southern District of New York (the Court) in the patent litigation with Apotex granted a motion by the Company and its product partner, Sanofi-Aventis (Sanofi), to enjoin further sales of Apotex’s generic clopidogrel bisulfate product, but did not order Apotex to recall product from its customers. The Court’s grant of a preliminary injunction has been affirmed on appeal. The trial in the underlying patent litigation ended on February 15, 2007 and the Court is expected to rule following post-trial briefing.

The at-risk launch of generic clopidogrel bisulfate had a significant adverse effect on net sales of PLAVIX* in 2006, which the Company estimates to be in the range of $1.2 billion to $1.4 billion. In particular, the launch had a significant adverse effect on net sales in the third quarter, which the Company estimates to be in the range of $525 million to $600 million, as well as in the fourth quarter of 2006, which the Company estimates to be in the range of $700 million to $750 million. In the first, second, third and fourth quarters of 2006, U.S. net sales for PLAVIX* were $850 million, $988 million, $474 million and $343 million, respectively. Estimated total U.S. prescription demand for clopidogrel bisulfate (branded and generic) increased by 14% in 2006 compared to 2005, while estimated total U.S. prescription demand for branded PLAVIX* decreased by 18% in the same period. The Company expects generic clopidogrel bisulfate that was sold into distribution channels following the Apotex at-risk launch in August 2006 will have a residual impact on PLAVIX* net sales and the Company’s overall financial results into 2007. The full impact of Apotex’s launch of its generic clopidogrel bisulfate product on the Company cannot be reasonably estimated at this time and will depend on a number of factors, including, among others, the amount of generic product sold by Apotex; whether the Company and Sanofi (the Companies) prevail in the underlying patent litigation; even if the Companies prevail in the pending patent case, the extent to which the launch by Apotex will permanently adversely impact the pricing and prescription demand for PLAVIX*, the amount of damages that would be sought and/or recovered by the Companies, and Apotex’s ability to pay such damages. Loss of market exclusivity of PLAVIX* and/or sustained generic competition would be material to the Company’s sales of PLAVIX*, results of operations and cash flows, and could be material to the Company’s financial condition and liquidity.

The Company’s U.S. territory partnership under its alliance with Sanofi is also a plaintiff in three additional pending patent infringement lawsuits against Dr. Reddy’s Laboratories, Inc. and Dr. Reddy’s Laboratories, LTD (Dr. Reddy’s), Teva Pharmaceuticals USA, Inc. (Teva) and Cobalt Pharmaceuticals Inc. (Cobalt), all related to the U.S. Patent No. 4,847,265. A trial date for the action against Dr. Reddy’s has not been set. The patent infringement actions against Teva and Cobalt have been stayed pending resolution of the Apotex litigation, and the parties to those actions have agreed to be bound by the outcome of the litigation against Apotex, although Teva and Cobalt can appeal the outcome of the litigation. Each of Dr. Reddy’s and Teva have filed an Abbreviated New Drug Application with the U.S. Food and Drug Administration (FDA), and all exclusivity periods and statutory stay periods under the Hatch-Waxman Act have expired, with the exception of the 30-month stay that applies to Teva, which expires on February 27, 2007. Accordingly, final approval by the FDA would provide each company authorization to distribute a generic clopidogrel bisulfate product in the U.S., subject to various legal remedies for which the Companies may apply including injunctive relief and damages.

The Company continues to believe that the PLAVIX* patents are valid and infringed, and with Sanofi, is vigorously pursuing enforcement of their patent rights of PLAVIX*. It is not possible at this time reasonably to assess the ultimate outcome of the ongoing patent litigation with Apotex, or of the other PLAVIX* patent litigations, or the timing of any renewed generic competition for PLAVIX* from Apotex or additional generic competition for PLAVIX* from other third-party generic pharmaceutical companies. However, if Apotex were to prevail at trial, the Company would expect to face renewed generic competition for PLAVIX* from Apotex promptly thereafter.

As previously disclosed, prior to the generic launch by Apotex, the Companies had entered into a proposed settlement with Apotex of the pending PLAVIX* patent litigation, which failed to receive the required antitrust clearances. The Antitrust Division of the U.S. Department of Justice is conducting a criminal investigation regarding the proposed settlement of the PLAVIX* patent litigation with Apotex. The Company is cooperating fully with the investigation. It is not possible at this time reasonably to assess the outcome of the investigation or its impact on the Company. It also is not possible at this time reasonably to assess the impact, if any, of the investigation on the Company’s compliance with the Deferred Prosecution Agreement with the U.S. Attorney’s Office for the District of New Jersey.

The Company has recorded deferred tax assets related to U.S. foreign tax credit and research tax credit carryforwards, which expire in varying amounts beginning in 2012. Realization of the foreign tax credit and research tax credit carryforwards is dependent on generating sufficient domestic taxable income prior to their expiration. Although realization is not assured, management believes it is more likely than not that these deferred tax assets will be realized. The amount of foreign tax credit and research tax credit carryforwards considered realizable, however, could be reduced in the near term if PLAVIX* is subject to either renewed or additional generic competition. If such events occur, the Company may need to record significant valuation allowances against these U.S. Federal deferred tax assets.

Additional information about the pending PLAVIX* patent litigation and related legal matters is included in “Item 7. Management’s Discussion and Analysis—Executive Summary—PLAVIX*,” “—OUTLOOK” and “—SEC Consent Order and Deferred Prosecution Agreement” and “Item 8. Financial Statements—Note 21. Legal Proceedings and Contingencies.”

The Company faces competition from other pharmaceutical manufacturers, including from lower-priced generic products.

Competition from manufacturers of competing products, including lower-priced generic versions of the Company’s products is a major challenge, both within the U.S. and internationally. Such competition may include (i) new products developed by competitors that have lower prices or superior performance features or that are otherwise competitive with the Company’s current products; (ii) technological advances and patents attained by competitors; (iii) results of clinical studies related to the Company’s products or a competitor’s products; (iv) problems with licensors, suppliers and distributors; and (v) business combinations among the Company’s competitors and major customers. Manufacturers of generic products are also increasingly seeking to challenge patents before they expire, and may in some cases launch a generic product before the expiration of the applicable patent(s) and/or before the final resolution of related patent litigation.

The Company may experience difficulties and delays in the manufacturing and sale of its products.

The Company may experience difficulties and delays inherent in manufacturing and sale, such as (i) seizure or recalls of pharmaceutical products or forced closings of manufacturing plants; (ii) the failure to obtain, the imposition of limitations on the use of, or loss of patent and other intellectual property rights; (iii) failure of the Company or any of its vendors or suppliers to comply with Current Good Manufacturing Practices and other application regulations and quality assurance guidelines that could lead to temporary manufacturing shutdowns, product shortages and delays in product manufacturing; (iv) construction delays related to the construction of new facilities or the expansion of existing facilities, including those intended to support future demand for the Company’s biologics products; and (v) other manufacturing or distribution problems including changes in manufacturing production sites and limits to manufacturing capacity due to regulatory requirements, changes in types of products produced, such as biologics, or physical limitations that could impact continuous supply.

The Company may experience difficulties or delays in the development and commercialization of new products.

The Company may experience difficulties and delays in the development and commercialization of new products, including the inherent risks and uncertainties associated with product development, such as (i) compounds or products that may appear promising in development but fail to reach market within the expected or optimal timeframe, or fail ever to reach market, or to be approved for additional indications for any number of reasons, including efficacy or safety concerns, the delay or denial of necessary regulatory approvals and the difficulty or excessive cost to manufacture; (ii) failure to enter into or successfully implement optimal alliances where appropriate for the discovery and/or commercialization of products, or otherwise to maintain a consistent scope and variety of promising late-stage products; (iii) failure of one or more of the Company’s products to achieve or maintain commercial viability.

There are legal matters in which adverse outcomes could negatively affect the Company’s business.

The Company has continuing obligations under the Deferred Prosecution Agreement (DPA) and U.S. Securities and Exchange Commission (SEC) Consent Order relating to wholesaler inventory and various accounting matters, pursuant to which the Company agreed to implement certain remedial measures, including all recommendations made by the Monitor under the DPA, undertake corporate reforms, and include additional disclosure in its periodic reports filed with the SEC and annual report to shareholders.

The Company is currently involved in various lawsuits, claims, proceedings and government investigations, any of which can preclude or delay commercialization of products or adversely affect operations, profitability, liquidity or financial condition, including (i) intellectual property disputes; (ii) sales and marketing practices in the U.S. and internationally; (iii) adverse decisions in litigation, including product liability and commercial cases; (iv) recalls or withdrawals of pharmaceutical products or forced closings of manufacturing plants; (v) the failure to fulfill obligations under supply contracts with the government and other customers which may result in liability; (vi) product pricing and promotion matters; (vii) lawsuits and claims asserting violations of securities, antitrust, Federal and state pricing and other laws; (viii) environmental, health and safety matters; (ix) the failure to comply with anti-bribery laws and the Foreign Corrupt Practices Act; and (x) tax liabilities. There can be no assurance that there will not be an increase in scope of these matters or there will not be additional lawsuits, claims, proceedings or investigations in the future; nor is there any assurance that these matters will not have a material adverse impact on the Company.

U.S and foreign regulations may negatively affect the Company’s sales and profit margins.

The Company could become subject to new government laws and regulations, such as (i) health care reform initiatives in the U.S. at the state and Federal level and in other countries; (ii) changes in the FDA and foreign regulatory approval processes that may cause delays in approving, or preventing the approval of, new products; (iii) tax changes such as the phasing out of tax benefits heretofore available in the U.S. and certain foreign countries; (iv) new laws, regulations and judicial decisions affecting pricing or marketing within or across jurisdictions; (v) changes in intellectual property law; and (vi) other matters such as compulsory licenses that could alter the protections afforded one or more of its products.

The Company faces increased pricing pressure in the U.S. and abroad from managed care organizations, institutional purchasers, and government agencies and programs that could negatively affect the Company’s sales and profit margins.

Pharmaceutical products are subject to increasing price pressures and other restrictions in the U.S. and worldwide, including (i) rules and practices of managed care groups and institutional and governmental purchasers, (ii) judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, including the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, (iii) the potential impact of importation restrictions, legislative and/or regulatory changes, pharmaceutical reimbursement, Medicare Part D Formularies and product pricing in general, and (iv) other developments in technology and/or industry practices that could directly or indirectly impact the reimbursement policies and practices of third-party payers.

The Company relies on third parties to meet their contractual, regulatory, and other obligations.

The Company relies on vendors, partners, including alliances with other pharmaceutical companies for the development and commercialization of products, and other third parties to meet their contractual, regulatory, and other obligations in relation to their arrangements with the Company. The failure of these parties to meet their obligations, and/or the development of significant disagreements or other factors that materially disrupt the ongoing commercial relationship and prevent optimal alignment between the partners and their activities, could have a material adverse impact on the Company.

The Company may be adversely impacted by economic factors beyond its control.

The Company has significant operations outside of the U.S. Revenue from operations outside of the U.S. accounted for 46% of the Company’s revenues in 2006. As such, the Company is exposed to changes in fluctuation of foreign currency exchange rates. For more information on the Company’s foreign currency exchange exposure, see “Item 7A. Quantitative And Qualitative Disclosures About Market Risk.” The Company also has significant borrowings which are exposed to changes in interest rates. At December 31, 2006, the Company has short-term borrowings and long-term debt of $7.4 billion. For more information on the Company’s interest rate exposure, see “Item 7A. Quantitative And Qualitative Disclosures About Market Risk.” The Company is also exposed to other economic factors over which the Company has no control.

Failure to execute the Company’s business strategy could adversely impact its growth and profitability.

The Company may not be able to fully execute the strategic transformation of its business to attain a new period of sustainable revenue and earnings growth. The Company continues to invest in its growth drivers and pipeline as part of a focus on addressing areas of significant unmet medical need. Failure to realize additional cost savings in 2007 and 2008, to achieve or maintain a competitive cost base, or to successfully transition the product portfolio, however, could materially and adversely affect the Company’s results of operations. In addition, the Company’s failure to hire and retain personnel with the right expertise and experience in operations that are critical to its business functions could adversely impact the execution of its business strategy. Changes in the Company’s structure, operations, revenues, costs, or efficiency resulting from acquisitions, divestitures, mergers, alliances, restructurings or other strategic initiatives, could result in greater than expected costs and other difficulties, including the need for regulatory approvals, as appropriate.

The Company is increasingly dependent on its information technology.

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

The Company’s world headquarters is located at 345 Park Avenue, New York, NY, where it leases approximately 375,000 square feet of floor space, approximately 215,000 square feet of which is sublet to others.

The Company manufactures products at 38 major worldwide locations with an aggregate floor space of approximately 11.7 million square feet. All facilities are owned by the Company. The following table illustrates the geographic location of the Company’s significant manufacturing facilities by business segment.

	Total Company	Pharmaceuticals	Nutritionals	Other Health Care
United States	11	7	2	2
Europe, Middle East and Africa	14	11	1	2
Other Western Hemisphere	6	5	1	—
Pacific	7	4	3	—

Total	38	27	7	4

Portions of these facilities and other facilities owned or leased by the Company in the U.S. and elsewhere are used for research, administration, storage and distribution. For further information about the Company’s facilities, see “Item 1. Business—Manufacturing and Quality Assurance.”

Item 3.	LEGAL PROCEEDINGS.

Information pertaining to legal proceedings can be found in “Item 8. Financial Statements—Note 21. Legal Proceedings and Contingencies” and is incorporated by reference herein.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2006.

PART IA

Executive Officers of the Registrant

Listed below is information on executive officers of the Company as of February 26, 2007. Executive officers are elected by the Board of Directors for an initial term, which continues until the first Board meeting following the next annual meeting of stockholders and thereafter are elected for a one-year term or until their successors have been elected. All executive officers serve at the pleasure of the Board of Directors.

Name and Current Position	Age	Employment History for the Past 5 Years
Lamberto Andreotti Executive Vice President and President, Worldwide Pharmaceuticals Member of the Management Council and the Executive Committee	56

2000 to 2002 - President, Europe, Worldwide Medicines Group, a division of the Company.

2002 to 2005 – Senior Vice President and President International, Worldwide Medicines Group, a division of the Company.

2005 to present – Executive Vice President and President, Worldwide Pharmaceuticals, a division of the Company.

Stephen E. Bear Senior Vice President, Human Resources, Corporate Staff Member of the Management Council and the Executive Committee	56	2001 to present – Senior Vice President, Human Resources, Corporate Staff of the Company.

Andrew R. J. Bonfield Executive Vice President and Chief Financial Officer, Corporate Staff Member of the Management Council and the Executive Committee	44	2000 to 2002 – Executive Director, Finance, BG Group PLC. 2002 to present – Chief Financial Officer, Corporate Staff of the Company.

Joseph C. Caldarella Vice President and Corporate Controller, Corporate Staff	51	1998 to 2005 – Vice President, Finance, Pharmaceutical Research Institute, a division of the Company. 2005 to present – Vice President and Corporate Controller, Corporate Staff of the Company.

John E. Celentano President, Health Care Group Member of the Management Council and the Executive Committee	47

2000 to 2002 – Vice President and General Manager, Northern Europe, International Medicines, a division of the Company.

2002 to 2002 – Senior Vice President, Operations Planning, Worldwide Medicines Group, a division of the Company.

2002 to 2002 – President, Canada, Mexico, and Puerto Rico, Worldwide Medicines Group, a division of the Company.

2002 to 2005 – President, Latin America and Canada, Worldwide Medicines Group, a division of the Company.

2005 to present – President, Health Care Group, a division of the Company.

James M. Cornelius Interim Chief Executive Officer Member of the Management Council and the Executive Committee	63

2000 to 2005 – Chief Executive Officer and Chairman of the Board, Guidant Corporation.

2005 to 2006 – Interim Chief Executive Officer and Chairman of the Board, Guidant Corporation.

2006 to present – Interim Chief Executive Officer and Director of the Company.

Sandra Leung Senior Vice President, and General Counsel Corporate Staff Member of the Management Council and the Executive Committee	46

1999 to 2002 – Corporate Secretary, Corporate Staff of the Company.

2002 to 2006 – Vice President and Corporate Secretary, Corporate Staff of the Company.

2006 to 2007 – Vice President, Corporate Secretary and Acting General Counsel, Corporate Staff of the Company.

2007 to present – Senior Vice President and General Counsel, Corporate Staff of the Company.

Elliott Sigal, M.D., Ph.D. Executive Vice President, Chief Scientific Officer and President, Pharmaceutical Research Institute Member of the Management Council and the Executive Committee	55

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

Market Prices

Bristol-Myers Squibb common and preferred stocks are traded on the New York Stock Exchange (NYSE) and were traded on the NYSE Arca, Inc, formerly the Pacific Exchange, Inc. (symbols: BMY; BMYPR). On December 1, 2006, the Company voluntarily withdrew its securities from listing on the NYSE Arca, Inc. A quarterly summary of the high and low market prices is presented below:

Common:

	2006		2005
	High	Low	High	Low
First Quarter	$25.95	$21.21	$25.54	$23.44
Second Quarter	25.97	23.21	26.48	24.90
Third Quarter	26.14	20.08	25.27	23.97
Fourth Quarter	26.41	23.93	23.95	21.03

Preferred:

	2006		2005
	High	Low	High	Low
First Quarter	$360.00	$355.00	*	*
Second Quarter	*	*	*	*
Third Quarter	420.00	318.00	*	*
Fourth Quarter	430.00	400.00	$364.00	$364.00

*	During the second quarter of 2006 and the first, second and third quarters of 2005, there were no trades of the Company’s preferred stock. The preferred stock pays a quarterly dividend of $.50 per share.

Holders of Common Stock

The number of record holders of common stock at December 31, 2006 was 74,778.

The number of record holders is based upon the actual number of holders registered on the books of the Company at such date and does not include holders of shares in “street names” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

Voting Securities and Principal Holders

Reference is made to the 2007 Proxy Statement to be filed on or about March 19, 2007 with respect to voting securities and principal holders, which is incorporated herein by reference and made a part hereof in response to the information required by this Item 5.

Dividends

Dividends declared per share in 2006 and 2005 were:

	Common		Preferred
	2006	2005	2006	2005
First Quarter	$.28	$.28	$.50	$.50
Second Quarter	.28	.28	.50	.50
Third Quarter	.28	.28	.50	.50
Fourth Quarter	.28	.28	.50	.50

	$1.12	$1.12	$2.00	$2.00

In December 2006, the Board of Directors of the Company declared a quarterly dividend of $.28 per share on the common stock of the Company, which was paid on February 1, 2007 to shareholders of record as of January 5, 2007.

Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the surrenders of the Company’s equity securities in connection with stock option and restricted stock programs during the twelve-month period ended December 31, 2006:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(b)
Dollars in Millions Except Per Share Data
January 1 to 31, 2006	11,947	$23.09	—	$2,220
February 1 to 28, 2006	400,127	$23.04	—	$2,220
March 1 to 31, 2006	60,004	$22.93	—	$2,220

Three months ended March 31, 2006	472,078		—

April 1 to 30, 2006	19,912	$23.93	—	$2,220
May 1 to 31, 2006	38,003	$24.55	—	$2,220
June 1 to 30, 2006	6,228	$25.34	—	$2,220

Three months ended June 30, 2006	64,143		—

July 1 to 31, 2006	32,834	$25.75	—	$2,220
August 1 to 31, 2006	3,248	$24.58	—	$2,220
September 1 to 30, 2006	46,300	$22.97	—	$2,220

Three months ended September 30, 2006	82,382		—

October 1 to 31, 2006	19,825	$24.84	—	$2,220
November 1 to 30, 2006	50,402	$24.53	—	$2,220
December 1 to 31, 2006	5,006	$24.74	—	$2,220

Three months ended December 31, 2006	75,233		—

Twelve months ended December 31, 2006	693,836		—

(a)	Reflects the following transactions during the twelve months ended December 31, 2006: (i) the surrender to the Company of 454,517 shares of Common Stock to pay the exercise price and to satisfy tax withholding obligations in connection with the exercise of employee stock options, and (ii) the surrender to the Company of 239,319 shares of Common Stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.
(b)	In June 2001, the Company announced that the Board of Directors authorized the purchase of up to $14 billion of Company common stock. During the twelve months ended December 31, 2006, no shares were repurchased pursuant to this program and no purchases of any shares under this program are expected in 2007.

Performance Graph

The following performance graph compares the performance of Bristol-Myers Squibb for the periods indicated with the performance of the Standard & Poor’s 500 Stock Index (S&P 500) and the average performance of a group consisting of our peer corporations on a line-of-business basis. The corporations making up our peer companies group are Abbott Laboratories, AstraZeneca PLC, Eli Lilly and Company, GlaxoSmithKline plc, Johnson & Johnson, Merck & Co., Inc., Novartis AG, Pfizer, Inc., Sanofi-Aventis (including the performance of Aventis prior to its merger with Sanofi), Schering-Plough Corporation and Wyeth.

Total return indices reflect reinvested dividends and are weighted using beginning-period market capitalization for each of the reported time periods. We measured our performance against this same group in the 2006 Proxy Statement.

Comparison of 5-Year Cumulative Total Return

	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
Bristol-Myers Squibb	$100	$48	$62	$57	$54	$64
S&P 500 Index	$100	$78	$100	$111	$117	$135
Peer Group	$100	$82	$93	$91	$94	$106

Assumes $100 invested on 12/31/01 in Bristol-Myers Squibb Common Stock, S&P 500 Index and Peer Companies Group Index. Values are as of December 31 of specified year assuming dividends are reinvested.

Item 6.	SELECTED FINANCIAL DATA.

Five-Year Financial Summary

Amounts in Millions, Except Per Share Data	2006	2005	2004	2003	2002
Income Statement Data:(1)(2)
Net Sales	$17,914	$19,207	$19,380	$18,653	$16,208
Earnings from Continuing Operations Before Minority Interest and Income Taxes	2,635	4,516	4,418	4,680	2,748

Earnings from Continuing Operations	1,585	2,992	2,378	3,097	2,059

Earnings from Continuing Operations per Common Share:
Basic	$0.81	$1.53	$1.23	$1.60	$1.07
Diluted(3)	$0.81	$1.52	$1.21	$1.59	$1.06

Average common shares outstanding:
Basic	1,960	1,952	1,942	1,937	1,936
Diluted(3)	1,963	1,983	1,976	1,950	1,942

Dividends paid on common and preferred stock	$2,199	$2,186	$2,174	$2,169	$2,168

Dividends declared per Common Share	$1.12	$1.12	$1.12	$1.12	$1.12

Financial Position Data at December 31:

Total Assets(4)	$25,575	$28,138	$30,435	$27,448	$25,106
Cash and cash equivalents	2,018	3,050	3,680	2,549	2,451
Marketable securities	1,995	2,749	3,794	3,013	1,622
Long-term debt	7,248	8,364	8,463	8,522	6,261
Stockholders’ Equity(4)	9,991	11,208	10,202	9,786	8,756

(1)

The Company recorded items that affected the comparability of results. For a discussion of these items for the years 2006, 2005 and 2004, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Expenses;” “Item 8. Financial Statements—Note 2. Alliances and Investments;” “—Note 3. Restructuring;” “—Note 4. Acquisitions and Divestitures;” “—Note 5. Discontinued Operations;” “—Note 14. Short-Term Borrowings and Long-Term Debt;” and “—Note 21. Legal Proceedings and Contingencies.”

(2)	Excludes discontinued operations of Oncology Therapeutics Network for years 2002 through 2005; and Clairol and Zimmer in 2002.
(3)

In 2006, the 29 million weighted-average shares issuable, as well as $35 million of interest expense, net of tax, on the assumed conversion of convertible debt were not included in the diluted earnings per share calculation because they were not dilutive.

(4)

In 2006, includes the impact of the adoption of Statement of Financial Accounting Standard (SFAS) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R). For further discussion on SFAS No. 158, see “Item 8. Financial Statements—Note 20. Pension and Other Postretirement Benefits.”

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

The Company has three reportable segments—Pharmaceuticals, Nutritionals and Other Health Care. The Pharmaceuticals segment is comprised of the global pharmaceutical and international consumer medicines business and accounted for approximately 77% of the Company’s 2006 net sales. The Nutritionals segment consists of Mead Johnson Nutritionals (Mead Johnson), primarily an infant formula and children’s nutritionals business, which accounted for approximately 13% of the Company’s 2006 net sales. The Other Health Care segment consists of the ConvaTec and Medical Imaging businesses, which accounted for approximately 10% of the Company’s 2006 net sales.

2006 Financial Highlights

The Company has made progress with its long-range strategy, despite some significant challenges that occurred during the year, including the at-risk launch of generic clopidogrel bisulfate product, which adversely impacted PLAVIX* sales, the loss of exclusivity of PRAVACHOL in the United States (U.S.) and in certain European markets, and an increase in litigation reserves. The Company launched several important products in 2006, including ORENCIA, SPRYCEL and with Gilead Sciences, Inc. (Gilead), ATRIPLA*. ORENCIA and SPRYCEL continue to gain market share and, along with double digit sales growth in 2006 for ABILIFY*, REYATAZ, ERBITUX*, the SUSTIVA Franchise and BARACLUDE, are key components of a strong product line for long-term growth.

The Company continues to invest in its late stage compounds and the development of new products. With the growing importance of biologics, in February 2007, the Company completed the land purchase for its major new biologics facility in Devens, Massachusetts, along with expansion of existing facilities in Syracuse, New York, and Manati, Puerto Rico. Construction on the Devens facility is scheduled to begin in early 2007.

Worldwide net sales from continuing operations for 2006 decreased 7% to $17.9 billion compared to 2005. Worldwide net sales of the products that the Company views as growth drivers increased by 6% in 2006 as compared to the same period in 2005. Excluding PLAVIX*, worldwide net sales of the other growth drivers increased 32% in 2006 as compared to the same period in 2005. Products that the Company considers to be growth drivers are PLAVIX*, AVAPRO*/AVALIDE*, ABILIFY*, REYATAZ and ERBITUX*.

Net income was $1.6 billion in 2006 compared with $3.0 billion in 2005. The 2006 results include a $353 million increase in reserves for a pricing and sales litigation settlement and $220 million in early debt retirement costs. The 2005 results included $370 million gain on the sale of the Consumer Medicines business.

PLAVIX*

The Company’s largest product ranked by net sales is PLAVIX* (clopidogrel bisulfate) with U.S. sales of $2.7 billion in 2006, $3.2 billion in 2005 and $2.8 billion in 2004. The composition of matter patent for PLAVIX*, which expires in 2011, is currently the subject of patent litigation in the U.S. with Apotex Inc. and Apotex Corp. (Apotex) and with other generic companies, as well as in other less significant jurisdictions. The Company has previously disclosed certain developments in the pending PLAVIX* litigation with Apotex, including the at-risk launch of a generic product by Apotex in August 2006.

As noted above, Apotex launched a generic clopidogrel bisulfate product that competes with PLAVIX* on August 8, 2006. On August 31, 2006, the U.S. District Court for the Southern District of New York (the Court) granted a motion by the Company and its product partner, Sanofi-Aventis (Sanofi), to enjoin further sales of Apotex’s generic clopidogrel bisulfate product, but did not order Apotex to recall product from its customers. The Court’s grant of a preliminary injunction has been affirmed on appeal. The trial in the underlying patent litigation ended on February 15, 2007 and the Court is expected to rule following post-trial briefing.

The at-risk launch of generic clopidogrel bisulfate had a significant adverse effect on net sales of PLAVIX* in 2006, which the Company estimates to be in a range of $1.2 billion to $1.4 billion. In particular, the launch had a significant adverse effect on sales in the third quarter, which the Company estimates to be in the range of $525 million to $600 million, as well as in the fourth quarter of 2006, which the Company estimates to be in the range of $700 million to $750 million. In the first, second, third and fourth quarters of 2006, U.S. net sales for PLAVIX* were $850 million, $988 million, $474 million and $343 million, respectively. Estimated total U.S. prescription demand for clopidogrel bisulfate (branded and generic) increased by 14% in 2006 compared to 2005, while estimated total U.S. prescription demand for branded PLAVIX* decreased by 18% in the same period. The Company expects generic clopidogrel bisulfate that was sold into distribution channels following the Apotex at-risk launch in August 2006 will have a residual impact on PLAVIX* net sales and the Company’s overall financial results into 2007. The full impact of Apotex’s launch of its generic clopidogrel bisulfate product on the Company cannot be reasonably estimated at this time and will depend on a number of factors, including, among others, the amount of generic product sold by Apotex; whether the Company and Sanofi (the Companies) prevail in the underlying patent litigation; even if the Companies prevail in the pending patent case, the extent to which the launch by Apotex will permanently adversely impact the pricing and prescription demand for PLAVIX*, the amount of damages that would be sought and/or recovered by the Companies, and Apotex’s ability to pay such damages. Loss of market exclusivity of PLAVIX* and/or sustained generic competition would be material to the Company’s sales of PLAVIX*, results of operations and cash flows, and could be material to the Company’s financial condition and liquidity.

The Company’s U.S. territory partnership under its alliance with Sanofi is also a plaintiff in three additional pending patent infringement lawsuits against Dr. Reddy’s Laboratories, Inc. and Dr. Reddy’s Laboratories, LTD (Dr. Reddy’s), Teva Pharmaceuticals USA, Inc. (Teva) and Cobalt Pharmaceuticals Inc. (Cobalt), all related to the U.S. Patent No. 4,847,265 (the ‘265 Patent). A trial date for the action against Dr. Reddy’s has not been set. The patent infringement actions against Teva and Cobalt have been stayed pending resolution of the Apotex litigation, and the parties to those actions have agreed to be bound by the outcome of the litigation against Apotex, although Teva and Cobalt can appeal the outcome of the litigation. Each of Dr. Reddy’s and Teva have filed an Abbreviated New Drug Application (aNDA) with the U.S. Food and Drug Administration (FDA), and all exclusivity periods and statutory stay periods under the Hatch-Waxman Act have expired, with the exception of the 30-month stay that applies to Teva, which expires on February 27, 2007. Accordingly, final approval by the FDA would provide each company authorization to distribute a generic clopidogrel bisulfate product in the U.S., subject to various legal remedies for which the Companies may apply including injunctive relief and damages.

The Company continues to believe that the PLAVIX* patents are valid and infringed, and with Sanofi, is vigorously pursuing enforcement of their patent rights in PLAVIX*. It is not possible at this time reasonably to assess the ultimate outcome of the ongoing patent litigation with Apotex, or of the other PLAVIX* patent litigations, or the timing of any renewed generic competition for PLAVIX* from Apotex or additional generic competition for PLAVIX* from other third-party generic pharmaceutical companies. However, if Apotex were to prevail at trial, the Company would expect to face renewed generic competition for PLAVIX* from Apotex promptly thereafter.

As previously disclosed, the Antitrust Division of the U.S. Department of Justice is conducting a criminal investigation regarding the proposed settlement of the pending patent PLAVIX* litigation with Apotex. The Company is cooperating fully with the investigation. It is not possible at this time reasonably to assess the outcome of the investigation or its impact on the Company. It is also not possible at this time reasonably to assess the impact of the investigation, if any, on the Company’s compliance with the Deferred Prosecution Agreement (DPA) with the U.S. Attorney’s Office for the District of New Jersey (USAO). Also as previously disclosed, the USAO had initiated an investigation conducted by the Monitor under the DPA (Monitor) and the USAO, into corporate governance issues relating to the Company’s negotiations of the proposed settlement with Apotex, which included a review of whether there was any violation of Federal securities laws in connection with the proposed settlement with Apotex under the terms of the previously disclosed Consent Order the Company entered into with the U.S. Securities and Exchange Commission in August 2004 (Consent or SEC Consent). The Monitor has completed his investigation and submitted his report on the investigation to the USAO. The Monitor’s report did not find any violation of the Consent or the Federal securities laws in connection with the proposed settlement. The Monitor concluded that the Company had violated certain paragraphs of the DPA related to governance matters. The violations cited by the Monitor in his report relate, among other things, to communication failures, including insufficient communications, by the Company’s former Chief Executive Officer (CEO) and former General Counsel with the Board of Directors (the Board) and with other members of senior management, as well as failure to comply with certain internal Company policies and procedures. The Monitor did not make any findings with respect to whether the Company knowingly and materially breached the DPA or make any recommendations. The USAO has advised the Company that he believes the matters cited in the Monitor’s report have been fully remediated and, accordingly, that he does not intend to take any action under the DPA with respect to the Monitor’s report.

For additional discussion of legal matters, including the PLAVIX* patent litigation, the Antitrust Division investigation related to the proposed settlement with Apotex and the terms of the DPA and SEC Consent, see “Item 8. Financial Statements—Note 21. Legal Proceedings and Contingencies,” “—OUTLOOK” and “—SEC Consent Order and Deferred Prosecution Agreement” below.

Business Environment

The Company conducts its business primarily within the pharmaceutical industry, which is highly competitive and subject to numerous government regulations. Many competitive factors may significantly affect the Company’s sales of its products, including product efficacy, safety, price and cost-effectiveness, marketing effectiveness, product labeling, quality control and quality assurance of its manufacturing operations, and research and development of new products. To successfully compete for business in the health care industry, the Company must demonstrate that its products offer medical benefits, as well as cost advantages. Currently, most of the Company’s new product introductions compete with other products already on the market in the same therapeutic category, in addition to potential future competition of new products that competitors may introduce in the future. The Company manufactures branded products, which are priced higher than generic products. Generic competition is one of the Company’s leading challenges globally.

In the pharmaceutical industry, the majority of an innovative product’s commercial value is usually realized during the period that the product has market exclusivity. When a product loses exclusivity, it is no longer protected by a patent and is subject to new competing products in the form of generic brands. Upon exclusivity loss, the Company can lose a major portion of that product’s sales in a short period of time.

Both in the U.S. and internationally, the health care industry is subject to various government-imposed regulations that authorize prices or price controls that have and will continue to have an impact on the Company’s sales. In the U.S., Congress and some state legislatures have considered a number of proposals and have enacted laws that could effect major changes in the health care system, either nationally or at the state level. Driven in part by budget concerns, Medicaid access and reimbursement restrictions have been implemented in some states and proposed in many others. In addition, in January 2006, the Medicare Prescription Drug Improvement and Modernization Act became effective and provides outpatient prescription drug coverage to senior citizens in the U.S. The Company is assessing the impact this legislation could have on its business, including a potential negative impact on the U.S. Pharmaceuticals business due to further legislative and/or regulatory changes that could result in additional pricing pressures or controls. In many markets outside the U.S., the Company operates in environments of government-mandated, cost-containment programs, or under other regulatory bodies or groups that can exert downward pressure on pricing. Pricing freedom is limited in the United Kingdom (UK), for instance, by the operation of a profit control plan and in Germany by the operation of a reference price system. Companies also face significant delays in market access for new products and more than two years can elapse after drug approval before new medicines become available in some national markets.

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

Pharmaceutical production processes are complex, highly regulated and vary widely from product to product. Shifting or adding manufacturing capacity can be a lengthy process requiring significant capital expenditures and regulatory approvals. Biologics manufacturing involves more complex processes than those of traditional pharmaceutical operations. As biologics become more important to the Company’s product portfolio, the Company will continue to make arrangements with third-party manufacturers, and will make substantial investments to increase its internal capacity to produce biologics on a commercial scale, including building a new state-of-the-art manufacturing facility for the production of biologics in Devens, Massachusetts, with construction to commence in early 2007.

The Company has maintained a competitive position in the market and strives to uphold this position, which is dependent on its success in discovering and developing innovative, cost-effective products that serve unmet medical need.

The Company and its subsidiaries are the subject of a number of significant pending lawsuits, claims, proceedings and investigations. It is not possible at this time reasonably to assess the final outcome of these investigations or litigations. Management continues to believe, as previously disclosed, that during the next few years, the aggregate impact, beyond current reserves, of these and other legal matters affecting the Company is reasonably likely to be material to the Company’s results of operations and cash flows, and may be material to its financial condition and liquidity. For additional discussion of legal matters, see “Item 8. Financial Statements—Note 21. Legal Proceedings and Contingencies.”

Strategy

The Company continues to execute its strategy for long-term growth and is currently on track with its strategic transition. This strategy consists of increasing investments behind growth brands and new specialty products, focusing the Company’s research and development programs on products in the pharmaceutical pipeline in disease areas that address significant unmet medical need, aligning sales and marketing emphasis on specialists and high value primary care prescribers, and implementing initiatives designed to achieve and maintain a more efficient cost base.

The Company’s pharmaceutical portfolio has continued to transition away from products which have lost exclusivity towards growth drivers, recently launched and other products, which include PLAVIX* (clopidogrel bisulfate), ABILIFY* (aripiprazole), AVAPRO*/AVALIDE* (irbesartan/irbesartan-hydrochlorothiazide), REYATAZ (atazanavir sulfate), the SUSTIVA (efavirenz) Franchise, ERBITUX* (cetuximab), ORENCIA (abatacept), BARACLUDE (entecavir) and SPRYCEL (dasatinib). U.S. net sales of these products accounted for 83% of the Company’s U.S. pharmaceutical net sales in 2006, compared to 71% in 2005, while worldwide net sales of these products accounted for 59% of the Company’s worldwide pharmaceutical net sales in 2006 as compared to 49% in 2005. The Company experienced the last of a series of major anticipated exclusivity losses in 2006, with the market exclusivity expiration of PRAVACHOL in the U.S. and certain markets in Europe, and does not expect any significant new exclusivity losses for the next several years.

In order to support the production of the specialty products in the pharmaceutical portfolio including biologics, during 2006, the Board of Directors approved capital expenditures of approximately $750 million for a bulk biologics manufacturing facility in the U.S. In February 2007, the Company completed the land purchase of an 89 acre site to locate its new large-scale, expandable multi-product bulk biologics manufacturing facility in Devens, Massachusetts. Construction is expected to begin in early 2007, and the facility is projected to be operationally complete in 2009. The Company expects to submit the site for regulatory approval in 2010. Commercial production of biologic compounds is anticipated to begin by 2011. In addition, the Company will expand its Manati, Puerto Rico facility, targeted for start-up in 2009. The expansion will add new space and renovate existing space for the filling and finishing of the Company’s sterile products and biologic compounds, including ORENCIA, and several investigational compounds.

Given the Company’s current limited capacity for commercial volumes of biologics products, the Company also received approval from the FDA in May 2006 that permits a third party to manufacture ORENCIA at an additional facility. This facility, together with another third party facility, which is pending submission to and approval from the FDA, will support increased production capacity necessary to meet expected long-term demand for ORENCIA and initial requirements for other biologics products if they are commercialized.

In keeping with its strategy, the Company invested $3.1 billion in research and development, representing a 12% growth rate over 2005. Research and development dedicated to pharmaceutical products, including milestone payments for in-licensing and development programs, was $2.8 billion compared to $2.5 billion in 2005.

As part of its strategy, the Company is re-examining its operating costs to achieve and maintain a more efficient cost base. At the end of 2005, the Company launched an initiative to identify and realize productivity savings. Through this initiative the Company has re-examined its operating model to focus resources on high value priorities; simplify and streamline business processes, improve governance and decision making; and build the capabilities to sustain these cost reductions for the long term. The Company is on plan to achieve the goal of realizing a minimum of $500 million in productivity savings in 2007 and an incremental $100 million in 2008 as well as making the Company more productive, efficient and effective.

New Product and Pipeline Developments

In January 2007, the Company and AstraZeneca PLC (AstraZeneca) announced a collaboration to develop and commercialize two investigational compounds, saxagliptin and dapagliflozin, being studied for the treatment of type 2 diabetes. The Company discovered both compounds. The collaboration on these compounds is worldwide, except for Japan. Separately, the Company also announced a collaboration with Otsuka Pharmaceutical Co., Ltd. (Otsuka) to develop saxagliptin in Japan.

In November 2006, the FDA granted Fast Track designation for ipilimumab used in combination with chemotherapy (dacarbazine) in previously untreated metastatic melanoma patients. The FDA also granted Fast Track designation for ipilimumab used as a monotherapy in previously treated metastatic melanoma patients.

In October 2006, the Company moved its investigational anti-thrombosis compound apixaban into Phase III development. Apixaban is an oral direct factor Xa inhibitor.

In October 2006, the Company received FDA approval of a new once-daily 300 mg single capsule formulation of REYATAZ for the treatment of human immunodeficiency virus (HIV)-1 infection in adults as part of a combination therapy, which can replace two REYATAZ 150 mg capsules in appropriate patients. The Company now has one-pill, once-daily HIV medicine options available in three drug classes as part of a combination therapy.

The Company and Otsuka received approval from the FDA in September 2006 and the European Medicines Evaluation Agency (EMEA) in October 2006 for ABILIFY* Injection, the first ready-to-use single-dose vial of an atypical antipsychotic to control agitation in adults with schizophrenia and bipolar mania.

In August 2006, the Company and Sanofi received approval from both the FDA and the EMEA for an additional indication for PLAVIX* to reduce the rate of death from any cause and the rate of a combined endpoint of re-infarction, stroke or death in patients with acute ST-segment elevation myocardial infarction.

In July 2006, ATRIPLA*, the first-ever once-daily single tablet three-drug regimen for HIV intended as a stand-alone therapy or in combination with other antiretrovirals, received approval from the FDA. The product combines SUSTIVA (efavirenz), manufactured by the Company and TRUVADA* (emtricitabine and tenofovir disoproxil fumarate), manufactured by Gilead. The Company, Gilead and Merck & Co., Inc. submitted a Marketing Authorization Approval for ATRIPLA* to the EMEA in October 2006. In addition, the Company and Gilead submitted ATRIPLA* for regulatory approval in Canada in September 2006.

In June 2006, the Company received approval for SPRYCEL (dasatinib) from the FDA for the treatment of adults with chronic, accelerated, or myeloid or lymphoid blast phase chronic myeloid leukemia or Philadelphia chromosome-positive acute lymphoblastic leukemia (Ph+ALL) with resistance or intolerance to prior therapy, including GLEEVEC* (imatinib mesylate). SPRYCEL was launched in the U.S. in July 2006. In November 2006, the Company also received approval of SPRYCEL from the Committee for Medicinal Products for Human Use of the EMEA. The product was launched in Austria, Germany, France, Finland, Sweden and the UK. In February 2007, the Company received approval for SPRYCEL, without the Ph+ALL indication, in Switzerland.

In April 2006, the Company launched EMSAM* (selegiline transdermal system) in the U.S. EMSAM* is the first transdermal patch for the delivery of a monoamine oxidase inhibitor for the treatment of major depressive disorder in adults. EMSAM* was developed by Somerset Pharmaceuticals, Inc., a joint venture between Mylan Laboratories, Inc. (Mylan) and Watson Pharmaceuticals, Inc. (Watson). The Company has obtained exclusive distribution rights to commercialize EMSAM* in the U.S. and Canada and markets EMSAM* through its existing neuroscience sales force.

In March 2006, the FDA approved ERBITUX*, which is co-promoted by the Company and ImClone Systems Incorporated (ImClone), for use in the treatment of squamous cell carcinoma of the head and neck. ERBITUX* had previously been indicated for the treatment of metastatic colorectal cancer.

In February 2006, the Company launched BARACLUDE, its treatment for hepatitis B, in China. The Company also launched BARACLUDE in several new markets during the third quarter of 2006, including Germany, France, the UK and Japan. BARACLUDE is approved in more than 50 countries worldwide.

In February 2006, the Company launched ORENCIA, its treatment for signs and symptoms of rheumatoid arthritis, in the U.S. after receiving approval from the FDA in December 2005. In June 2006, the Company received approval of ORENCIA in Canada and launched the product in August 2006.

OUTLOOK

For 2007, the Company expects reductions of net sales for products that have lost exclusivity in previous years to range between $0.9 billion and $1.0 billion, as compared to $1.4 billion in 2006, and $1.3 billion in 2005. While the Company expects generic clopidogrel bisulfate inventory in the market to have a continued residual impact on 2007 PLAVIX* net sales, the Company does expect PLAVIX* net sales and earnings growth in 2007, assuming the absence of renewed or additional generic competition. The Company expects increased prescription demand for PLAVIX* as well as for other key brands and newly launched products. Compared to 2006, gross margin is expected to improve due to growth of higher margin products, lower margin erosion related to exclusivity losses, and improved manufacturing efficiencies. Marketing, selling and administrative expense is expected to remain relatively unchanged as efficiency savings should largely offset inflationary cost increases, and as the Company continues to focus on high value primary care and specialist physicians and implements various productivity initiatives. The Company expects to continue to increase investments to develop additional new compounds and support the introduction of new products.

The Company and its subsidiaries are the subject of a number of significant pending lawsuits, claims, proceedings and investigations including the pending PLAVIX* litigation, described below. There can be no assurance that there will not be an increase in the scope of these matters or that any future lawsuits, claims and proceedings will not be material to the Company. In addition, there is an increasing trend by foreign governments to scrutinize sales and marketing activities of pharmaceutical companies and there can be no assurance that any such investigations or any other investigations will not be material. It is not possible at this time reasonably to assess the final outcome of these investigations or litigations. Management continues to believe, as previously disclosed, that during the next few years, the aggregate impact, beyond current reserves, of the pending PLAVIX* patent litigation, these other litigations and investigations and other legal matters affecting the Company is reasonably likely to be material to the Company’s results of operations and cash flows, and may be material to its financial condition and liquidity. The Company’s expectations for the next several years described above do not reflect the potential impact of litigation on the Company’s results of operations.

As previously disclosed, the composition of matter patent for PLAVIX*, which expires in 2011, is subject to litigation in the U.S. with Apotex. The trial in the underlying patent litigation ended on February 15, 2007 and the Court is expected to rule following post-trial briefing. If Apotex were to prevail in the trial in the patent litigation, the Company would expect to face renewed generic competition for PLAVIX* promptly thereafter. There are other pending PLAVIX* patent litigations in the U.S. and in other less significant markets for the product. In the U.S., the Company’s U.S. territory partnership under its alliance with Sanofi is a plaintiff in three additional pending patent infringement lawsuits against Dr. Reddy’s, Teva and Cobalt, all related to the ‘265 Patent. Each of Dr. Reddy’s and Teva have filed an aNDA with the FDA, and all exclusivity periods and statutory stay periods under the Hatch-Waxman Act have expired, with the exception of the 30-month stay that applies to Teva, which expires on February 27, 2007. Accordingly, final approval by the FDA would provide each company authorization to distribute a generic clopidogrel bisulfate product in the U.S., although such a launch at this point in time would be at risk of an adverse damages award should the Companies prevail in the underlying patent litigation. The Company continues to believe that the PLAVIX* patents are valid and infringed, and with Sanofi, is vigorously pursuing these cases.

It is not possible at this time reasonably to assess the ultimate outcome of the patent litigation with Apotex or of the other PLAVIX* patent litigations, or the timing of any renewed generic competition for PLAVIX* from Apotex or additional generic competition for PLAVIX* from other generic pharmaceutical companies. Loss of market exclusivity of PLAVIX* and/or the development of sustained generic competition would be material to the Company’s sales of PLAVIX*, results of operations and cash flows, and could be material to the Company’s financial condition and liquidity. PLAVIX* is the Company’s largest product by net sales, and U.S. net sales for PLAVIX* were $2.7 billion, $3.2 billion and $2.8 billion in 2006, 2005 and 2004, respectively.

As previously disclosed, the Antitrust Division of the U.S. Department of Justice is conducting a criminal investigation regarding the proposed settlement of the pending PLAVIX* patent litigation with Apotex. The Company is cooperating fully with the investigation. It is not possible at this time reasonably to assess the outcome of the investigation or its impact on the Company. It is also not possible at this time reasonably to assess the impact of the investigation, if any, on the Company’s compliance with the DPA with the USAO. Also as previously disclosed, the USAO had initiated an investigation conducted by the Monitor under the DPA and the USAO, into the Company’s negotiations of the proposed settlement with Apotex, which included a review of corporate governance issues and whether there was any violation of Federal securities laws in connection with the proposed settlement with Apotex under the terms of the previously disclosed Consent that the Company entered into with the Securities Exchange Commission (SEC). The Monitor has completed his investigation and submitted his report on the investigation to the USAO. The Monitor’s report did not find any violation of the Consent or the Federal securities laws in connection with the proposed settlement. The Monitor concluded that the Company had violated certain paragraphs of the DPA related to governance matters. The violations cited by the Monitor in his report relate, among other things, to communication failures, including insufficient communications, by the Company’s former CEO and former General Counsel with the Board and with other members of senior management, as well as failure to comply with certain internal Company policies and procedures. The Monitor did not make any findings with respect to whether the Company knowingly and materially breached the DPA or make any recommendations. The USAO has advised the Company that he believes the matters cited in the Monitor’s report have been fully remediated and, accordingly, that he does not intend to take any action under the DPA with respect to the Monitor’s report.

For additional discussion of legal matters, including the PLAVIX* patent litigation, the Antitrust Division investigation related to the proposed settlement with Apotex and the terms of the DPA and SEC Consent, see “—Executive Summary—PLAVIX*” and “—SEC Consent Order and Deferred Prosecution Agreement” above and “Item 8. Financial Statements Note 21. Legal Proceedings and Contingencies.”

RESULTS OF OPERATIONS

The following discussions of the Company’s results of continuing operations exclude the results related to the Oncology Therapeutics Network (OTN) business, which were previously presented as a separate segment prior to its divestiture in 2005, and have been segregated from continuing operations and reflected as discontinued operations for all periods presented. See “—Discontinued Operations” below.

				% Change
Dollars in Millions	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
Net Sales	$17,914	$19,207	$19,380	(7)%	(1)%

Earnings from Continuing Operations Before Minority Interest and Income Taxes	$2,635	$4,516	$4,418	(42)%	2%
% of net sales	14.7%	23.5%	22.8%

Provision for Income Taxes	$610	$932	$1,519	(35)%	(39)%
Effective tax rate	23.2%	20.6%	34.4%

Earnings from Continuing Operations	$1,585	$2,992	$2,378	(47)%	26%
% of net sales	8.8%	15.6%	12.3%

Net Sales

Net sales from continuing operations for 2006 decreased 7% to $17.9 billion compared to 2005. U.S. net sales in 2006 decreased 7% to $9.7 billion compared to 2005. International net sales in 2006 decreased 6% to $8.2 billion compared to 2005, including a 1% favorable foreign exchange impact.

In 2005, net sales from continuing operations decreased 1% to $19.2 billion compared to 2004. U.S. net sales in 2005 decreased 1% to $10.5 billion compared to 2004, while international net sales of $8.7 billion remained relatively constant in 2005 as compared to 2004, including a 2% favorable foreign exchange impact.

The composition of the change in net sales is as follows:

		Analysis of % Change
	Total Change	Volume	Price	Foreign Exchange
2006 vs. 2005	(7)%	(9)%	2%	—
2005 vs. 2004	(1)%	(2)%	—	1%

In general, the Company’s business is not seasonal. For information on U.S. pharmaceutical prescriber demand, reference is made to the table within Business Segments under the Pharmaceuticals section below, which sets forth a comparison of changes in net sales to the estimated total prescription growth (for both retail and mail order customers) for certain of the Company’s top 15 pharmaceutical products and products that the Company views as current and future growth drivers sold within the U.S.

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

	Net Sales			% Change
Dollars in Millions	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
Pharmaceuticals	$13,861	$15,254	$15,564	(9)%	(2)%
% of net sales	77%	79%	80%

Nutritionals	2,347	2,205	2,001	6%	10%
% of net sales	13%	12%	10%
Other Health Care	1,706	1,748	1,815	(2)%	(4)%
% of net sales	10%	9%	10%

Health Care Group	4,053	3,953	3,816	3%	4%

Total	$17,914	$19,207	$19,380	(7)%	(1)%

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

	For the Years Ended December 31
Dollars in Millions	2006	2005	2004
Gross Sales	$20,804	$23,003	$23,896
Gross-to-Net Sales Adjustments
Prime Vendor Charge-Backs	(703)	(1,090)	(1,319)
Women, Infants and Children (WIC) Rebates	(872)	(843)	(846)
Managed Health Care Rebates and Other Contract Discounts	(348)	(514)	(660)
Medicaid Rebates	(174)	(595)	(673)
Cash Discounts	(224)	(271)	(311)
Sales Returns	(230)	(164)	(276)
Other Adjustments	(339)	(319)	(431)

Total Gross-to-Net Sales Adjustments	(2,890)	(3,796)	(4,516)

Net Sales	$17,914	$19,207	$19,380

The decrease in gross-to-net sales adjustments in 2006 compared to 2005 was affected by a number of factors, including changes in customer mix and a portfolio shift, in each case towards products that required lower rebates, as well as changes in contract status. The decrease in prime vendor charge-backs was primarily the result of lower PLAVIX* net sales, volume erosion on highly rebated PARAPLATIN (carboplatin) and TAXOL® (paclitaxel) due to generic competition, as well as the impact from the discontinued commercialization of TEQUIN (gatifloxacin). Managed health care rebates and other contract discounts decreased primarily as a result of the reversal of reserves related to the TRICARE Retail Pharmacy Refund Program, as well as the exclusivity loss of PRAVACHOL, which also reduced Medicaid rebates. In addition, lower PLAVIX* net sales and the shift in patient enrollment from Medicaid to Medicare under Medicare Part D, resulted in a decrease in Medicaid rebates, partially offset by a corresponding increase in managed health care rebates. The decrease in cash discounts was primarily due to the exclusivity loss of PRAVACHOL and lower PLAVIX* sales volumes. The increase in sales returns was primarily due to higher returns trends for non-exclusive brands as well as from the discontinued commercialization of TEQUIN.

In 2005, the decrease from 2004 for prime vendor charge-backs and managed health care rebates was primarily due to lower relative sales volume in this segment due to product mix. The decrease in sales returns was primarily due to lower returns for certain products including TEQUIN, PRAVACHOL and SUSTIVA. The decrease in other adjustments was due to lower sales discounts and government rebates in the international businesses.

The following table sets forth the activities and ending balances of each significant category of gross-to-net sales adjustments:

Dollars in Millions	Prime Vendor Charge-Backs	Women, Infants and Children (WIC) Rebates	Managed Health Care Rebates and Other Contract Discounts	Medicaid Rebates	Cash Discounts	Sales Returns	Other Adjustments	Total
Balance at January 1, 2005	$106	$234	$198	$372	$33	$229	$176	$1,348
Provision related to sales made in current period	1,096	843	509	558	269	191	351	3,817
Provision related to sales made in prior periods	(6)	—	5	37	2	(27)	(32)	(21)
Returns and payments	(1,089)	(825)	(542)	(641)	(278)	(206)	(364)	(3,945)
Impact of foreign currency translation	—	—	(3)	—	—	(2)	(7)	(12)

Balance at December 31, 2005	107	252	167	326	26	185	124	1,187
Provision related to sales made in current period	706	867	381	174	221	200	348	2,897
Provision related to sales made in prior periods	(3)	5	(33)	—	3	30	(9)	(7)
Returns and payments	(747)	(894)	(405)	(363)	(232)	(196)	(343)	(3,180)
Impact of foreign currency translation	—	—	1	—	—	2	4	7

Balance at December 31, 2006	$63	$230	$111	$137	$18	$221	$124	$904

In 2006, the Company recorded gross-to-net sales adjustments related to sales made in prior periods. The significant items included charges for sales returns of $30 million primarily related to higher than expected return trends for certain non-exclusive products as well as from the discontinued commercialization of TEQUIN; and credits in other contract discounts of $33 million, primarily due to the reversal of reserves related to the TRICARE Retail Pharmacy Refund Program.

In 2005, the significant items included charges of $37 million for Medicaid rebates primarily as a result of higher than expected Medicaid utilization of various products; credits of $32 million for other adjustments primarily as a result of lower than expected rebates to foreign governments; and credits of $27 million for sales returns resulting from lower returns for certain products including TEQUIN, AVAPRO*/AVALIDE* and PLAVIX*.

No other significant revisions were made to the estimates for gross-to-net sales adjustments in 2006 and 2005.

Pharmaceuticals

The composition of the change in pharmaceutical sales is as follows:

		Analysis of % Change
	Total Change	Volume	Price	Foreign Exchange
2006 vs. 2005	(9)%	(11)%	2%	—
2005 vs. 2004	(2)%	(3)%	—	1%

In 2006, Worldwide Pharmaceuticals sales decreased 9% to $13,861 million. U.S. Pharmaceuticals sales decreased 9% to $7,417 million from $8,190 million in 2005, primarily due to lower sales of PLAVIX* resulting from the at-risk launch of generic clopidogrel bisulfate in August 2006 and loss of exclusivity of PRAVACHOL; offset by continued growth of ABILIFY*, ERBITUX*, REYATAZ, the SUSTIVA Franchise and AVAPRO*/AVALIDE* and sales of newer products including ORENCIA, BARACLUDE and SPRYCEL. In aggregate, estimated U.S. wholesaler inventory levels of the Company’s key pharmaceutical products sold by the U.S. Pharmaceuticals business at the end of 2006 were approximately two and a half weeks.

International Pharmaceuticals sales decreased 9% to $6,444 million in 2006 from $7,064 million in 2005, primarily due to a decline in PRAVACHOL and TAXOL® (paclitaxel) sales resulting from increased generic competition in Europe, partially offset by increased sales of newer products including REYATAZ, ABILIFY* and BARACLUDE.

In 2005, Worldwide Pharmaceuticals sales decreased 2% to $15,254 million. U.S. Pharmaceuticals sales in 2005 decreased 3% to $8,190 million compared to $8,446 million in 2004, primarily due to the continued impact of exclusivity losses of PARAPLATIN and the GLUCOPHAGE* Franchise and increased competition for PRAVACHOL, partially offset by increased sales of growth drivers including PLAVIX*, ABILIFY*, ERBITUX* and REYATAZ. In aggregate, estimated wholesaler inventory levels of the Company’s key pharmaceutical products sold by the U.S. Pharmaceuticals business at the end of 2005 were down from the end of 2004 by approximately three-tenths of a month to approximately two and a half weeks. The decline in inventory levels negatively impacted the sales performance of certain products in 2005.

International pharmaceutical sales in 2005 decreased 1%, including a 1% favorable foreign exchange impact to $7,064 million, primarily due to increased generic competition for PRAVACHOL and TAXOL® (paclitaxel), partially offset by increased sales of newer products including REYATAZ and ABILIFY* as well as growth of PLAVIX*.

Key pharmaceutical products and their sales, representing 78%, 77% and 71% of total pharmaceutical sales in 2006, 2005 and 2004, respectively, are as follows:

				% Change
Dollars in Millions	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
Cardiovascular
PLAVIX*	$3,257	$3,823	$3,327	(15)%	15%
PRAVACHOL	1,197	2,256	2,635	(47)%	(14)%
AVAPRO*/AVALIDE*	1,097	982	930	12%	6%
COUMADIN	220	212	255	4%	(17)%
MONOPRIL	159	208	274	(24)%	(24)%
Virology
REYATAZ	931	696	414	34%	68%
SUSTIVA Franchise (total revenue)	791	680	621	16%	10%
ZERIT	155	216	272	(28)%	(21)%
BARACLUDE	83	12	—	**	—
Other Infectious Diseases
CEFZIL	87	259	270	(66)%	(4)%
Oncology
ERBITUX*	652	413	261	58%	58%
TAXOL® (paclitaxel)	563	747	991	(25)%	(25)%
SPRYCEL	25	—	—	—	—
Affective (Psychiatric) Disorders
ABILIFY* (total revenue)	1,282	912	593	41%	54%
EMSAM*	18	—	—	—	—
Immunoscience
ORENCIA	89	—	—	—	—
Other Pharmaceuticals
EFFERALGAN	266	283	274	(6)%	3%

**	In excess of 200%.

•

Sales of PLAVIX*, a platelet aggregation inhibitor that is part of the Company’s alliance with Sanofi, decreased 15% to $3,257 million in 2006 from 2005. Sales of PLAVIX* decreased 18% in the U.S. in 2006 to $2,655 million from 2005, primarily as a result of the launch of a generic clopidogrel bisulfate product in August 2006. While market exclusivity for PLAVIX* is expected to expire in 2011 in the U.S. and 2013 in the major European markets, the composition of matter patent for PLAVIX* is the subject of litigation, including the litigation with Apotex as noted above. The trial in the underlying patent litigation ended on February 15, 2007 and the Court will rule following post-trial briefing. If Apotex were to prevail at trial in the underlying patent litigation or if there is additional competition for PLAVIX* from other third-party generic pharmaceutical companies, PLAVIX* would face renewed generic competition. In 2005, sales increased 15%, including a 1% favorable foreign exchange impact, to $3,823 million from $3,327 million in 2004. U.S. sales increased 14% to $3,235 million in 2005 from $2,833 million in 2004, primarily due to increased demand. For additional information on the PLAVIX* litigations, as well as the generic launch by Apotex, see “—Executive Summary—PLAVIX*” above and “Item 8. Financial Statements—Note 21. Legal Proceedings and Contingencies.”

•

Sales of PRAVACHOL, an HMG Co-A reductase inhibitor, decreased 47%, including a 1% unfavorable foreign exchange impact, to $1,197 million in 2006 from 2005, due to market exclusivity expiration in April 2006 resulting in generic competition for most strengths in the U.S. and generic competition in key European markets. Estimated total U.S. prescription demand decreased approximately 59% compared to 2005. In 2005, sales for PRAVACHOL decreased 14% to $2,256 million from $2,635 million in 2004, primarily due to lower demand resulting from increased competition and the related reduction in wholesaler inventory levels, partially offset by lower managed health care rebates in 2005. Market exclusivity in the European Union (EU) ended in 2004, with the exception of Sweden, where expiration occurred in March 2006, Italy, where expiration will occur in January 2008, and France, where generic competition that was not authorized by the Company commenced in July 2006. As previously disclosed, the Company authorized Watson to distribute pravastatin sodium tablets in the U.S.

•

Sales of AVAPRO*/AVALIDE*, an angiotensin II receptor blocker for the treatment of hypertension that is also part of the Sanofi alliance, increased 12%, including a 1% favorable foreign exchange impact, to $1,097 million in 2006 from 2005. U.S. sales increased 13% to $647 million in 2006 compared to 2005, primarily due to higher average net selling prices and higher volume. Estimated total U.S. prescription demand increased approximately 4% compared to 2005. International sales increased 10%, including a 2% favorable foreign exchange impact, to $450 million compared to 2005. In 2005, sales increased 6%, including a 1% favorable foreign exchange impact, to $982 million from $930 million in 2004. U.S. sales increased 2% to $574 million in 2005 compared to $562 million in 2004, while international sales increased 11%, including a 3% favorable foreign exchange impact, to $408 million from $368 million in 2004, primarily due to increased sales in Canada, France and Germany. Market exclusivity for AVAPRO*/AVALIDE* (known in the EU as APROVEL*/KARVEA*) is expected to expire in 2012 (including pediatric extension) in the U.S. and in 2012 in countries in the EU; AVAPRO*/AVALIDE* is not currently marketed in Japan.

•

Sales of COUMADIN (warfarin sodium), an oral anti-coagulant used predominantly in patients with atrial fibrillation or deep venous thrombosis/pulmonary embolism, increased 4% to $220 million in 2006 compared to 2005, primarily due to higher average net selling prices, partially offset by lower demand driven by continued competition. Estimated total U.S. prescription demand decreased approximately 21% compared to 2005. Sales in 2005 decreased 17% to $212 million from $255 million in 2004, due to continued competition. Market exclusivity for COUMADIN expired in the U.S. in 1997.

•

Sales of MONOPRIL, a second generation angiotensin converting enzyme inhibitor for the treatment of hypertension, sold almost exclusively in non-U.S. markets, decreased 24% to $159 million in 2006. Sales in 2005 were $208 million, a decrease of 24%, including a 2% favorable foreign exchange impact, from $274 million in 2004. The sales declines in both years were due to product supply issues in key European markets. Market exclusivity protection for MONOPRIL expired in 2003 in the U.S. and has expired or is expected to expire between 2001 and 2008 in countries in the EU. MONOPRIL is not currently marketed in Japan.

•

Sales of REYATAZ, a protease inhibitor for the treatment of HIV, increased 34%, including a 1% favorable foreign exchange impact, to $931 million in 2006, primarily due to increased demand in the U.S., Europe and Latin America. Estimated total U.S. prescription demand increased approximately 18% compared to 2005. U.S. sales increased 27% to $514 million in 2006 from $405 million in 2005, primarily due to higher demand and higher average net selling prices. International sales increased 43%, including a 1% favorable foreign exchange impact, to $417 million in 2006 compared to 2005. Sales in 2005 were $696 million compared to $414 million in 2004, primarily due to increased demand in the U.S. and in Europe, where REYATAZ was launched in the second quarter of 2004. Market exclusivity for REYATAZ is expected to expire in 2017 in the U.S., in countries in the EU and Japan.

•

Total revenue for the SUSTIVA Franchise, a non-nucleoside reverse transcriptase inhibitor for the treatment of HIV, increased 16%, including a 1% favorable foreign exchange impact, to $791 million in 2006 from 2005 due to higher demand and the launch of ATRIPLA* in the third quarter of 2006. Estimated total U.S. prescription demand for the SUSTIVA Franchise increased approximately 11% compared to 2005. In July 2006, the Company and Gilead launched ATRIPLA*, a once-daily single tablet three-drug regimen for HIV intended as a stand-alone therapy or in combination with other antiretrovirals. Total revenue for the SUSTIVA Franchise includes sales of SUSTIVA as well as revenue from bulk efavirenz included in the combination therapy ATRIPLA*. The Company records revenue for the bulk efavirenz component of ATRIPLA* upon sales of ATRIPLA* by the Gilead joint venture to third-party customers. In 2005, SUSTIVA sales increased 10% to $680 million from $621 million in 2004, primarily due to increased demand, higher average selling prices and lower sales returns. Market exclusivity for SUSTIVA is expected to expire in 2013 in the U.S. and in countries in the EU; the Company does not, but others do, market SUSTIVA in Japan. For additional information on revenue recognition of the SUSTIVA Franchise, see “Item 8. Financial Statements—Note 2. Alliances and Investments.”

•

Sales of ZERIT (stavudine), an antiretroviral agent used in the treatment of HIV, decreased 28% to $155 million in 2006, primarily as a result of lower demand in both the U.S. and Europe. Estimated total U.S. prescription demand decreased approximately 30% compared to 2005. In 2005, ZERIT sales decreased 21%, including a 1% favorable foreign exchange impact, to $216 million from $272 million in 2004, primarily as a result of a decrease in demand in the U.S. Market exclusivity protection for ZERIT is expected to expire in 2008 in the U.S., between 2007 and 2011 in countries in the EU and in 2008 in Japan.

•

Sales of BARACLUDE, an oral antiviral agent for the treatment of chronic hepatitis B, increased to $83 million in 2006 compared to $12 million in 2005. BARACLUDE was launched in the U.S in April 2005, China in February 2006, UK and Germany in July 2006 and in France and Japan in September 2006. The Company has a composition of matter patent that expires in the U.S. in 2010 and in Germany, France and the UK in 2011.

•

Sales of CEFZIL, an antibiotic for the treatment of mild to moderately severe bacterial infections, decreased 66% to $87 million in 2006 from 2005, primarily due to generic competition in the U.S. In 2006, estimated total U.S. prescription demand decreased approximately 91% compared to 2005. In 2005, CEFZIL sales decreased 4%, including a 1% favorable foreign exchange impact, to $259 million from $270 million in 2004, primarily due to lower demand. Market exclusivity expired in December 2005 in the U.S. and is expected to expire between 2007 and 2009 in the EU.

•

Sales of ERBITUX*, which is sold by the Company almost exclusively in the U.S., increased 58% to $652 million in 2006 from $413 million in 2005, driven by continued growth related to usage in the treatment of colorectal cancer and for the treatment of head and neck cancer, which was approved by the FDA in March 2006. Sales in 2005 increased to $413 million from $261 million in 2004. ERBITUX* is marketed by the Company under a distribution and copromotion agreement with ImClone. A use patent relating to combination therapy with cytotoxic treatments expires in 2017. There is no patent covering monotherapy. Currently, generic versions of biological products cannot be approved under U.S. law. However, the law could change in the future. Even in the absence of new legislation, the FDA is taking steps toward allowing generic versions of certain biologics. Competitors seeking approval of biological products must file their own safety and efficacy data, and address the challenges of biologics manufacturing, which involves more complex processes and are more costly than those of traditional pharmaceutical operations. The Company’s right to market ERBITUX* in North America and Japan under its agreement with ImClone expires in September 2018. The Company does not, but others do, market ERBITUX* in countries in the EU. As previously disclosed, ImClone and Yeda Research and Development Company Ltd. (Yeda) have been in litigation over the ownership of the use patent for combination therapy with cytotoxic treatments relating to ERBITUX*. In September 2006, the court granted Yeda the complete ownership of that patent. ImClone has appealed the court’s decision. For further information pertaining to legal proceedings involving ERBITUX*, see “Item 8. Financial Statements—Note 21. Legal Proceedings and Contingencies,” and “—Note 2. Alliances and Investments.”

•

Sales of TAXOL® (paclitaxel), an anti-cancer agent sold almost exclusively in the non-U.S. markets, were $563 million in 2006 compared to $747 million in 2005. Sales of TAXOL® (paclitaxel) decreased 25%, including a 2% unfavorable foreign exchange impact, primarily due to increased generic competition in Europe and generic entry in Japan during the third quarter of 2006. In 2005, TAXOL® (paclitaxel) sales decreased 25%, including a 1% unfavorable foreign exchange impact, to $747 million from $991 million in 2004, primarily as a result of increased generic competition in Europe. Market exclusivity protection for TAXOL® (paclitaxel) expired in 2000 in the U.S. and in 2003 in countries in the EU. Two generic paclitaxel products have received regulatory approval in Japan, and one generic product has entered the market.

•

SPRYCEL, an oral inhibitor of multiple tyrosine kinases, for the treatment of adults with chronic, accelerated, or myeloid or lymphoid blast phase chronic myloid leukemia with resistance or intolerance to prior therapy, including GLEEVEC* (imatinib meslylate), was launched in the U.S. in July 2006 and in certain European markets in the fourth quarter of 2006. Sales for 2006 were $25 million. Market exclusivity for SPRYCEL is expected to expire in 2020 in the U.S.

•

Total revenue for ABILIFY*, an antipsychotic agent for the treatment of schizophrenia, acute bipolar mania and bipolar disorder, increased 41% to $1,282 million in 2006 from 2005. U.S. sales increased 40% to $1,052 million in 2006 from $750 million in 2005, primarily due to higher demand and higher average net selling prices. Estimated total U.S. prescription demand increased approximately 21% compared to 2005. In 2005, total revenue for ABILIFY* was $912 million, compared to $593 million in 2004, primarily due to demand growth in the U.S. and the continued growth in Europe, which achieved sales of $140 million in 2005. Total revenue for ABILIFY* primarily consists of alliance revenue representing the Company’s 65% share of net sales in countries where it copromotes with Otsuka and the product is sold by an Otsuka affiliate as a distributor. Otsuka’s market exclusivity protection for ABILIFY* is expected to expire in 2014 in the U.S. (including the granted patent term extension). Otsuka has received formal notices from six generic pharmaceutical companies stating that each has filed an aNDA with the FDA for various dosage forms of aripiprazole, which the Company and Otsuka comarket in the U.S. as ABILIFY*. Each of these notices further states that its aNDA contains a p(IV) certification directed to U.S. Patent No. 5,006,528 (the ‘528 Patent), which covers aripiprazole and expires in October 2014. In addition, each of the notices purports to provide Otsuka with the respective p(IV) certification. These certifications contain various allegations regarding the enforceability of the ‘528 Patent and/or the validity and/or infringement of some or all the claims therein. Otsuka has sole rights to enforce the ‘528 Patent. For additional information, see “Item 1, Business – Business Segments – Pharmaceuticals Segment.” The Company also has the right to copromote ABILIFY* in several European countries (the UK, France, Germany and Spain) and to act as exclusive distributor for the product in the rest of the EU. A composition of matter patent is in force in Germany, the UK, France, Italy, the Netherlands, Romania, Sweden, Switzerland, Spain and Denmark. The original expiration date of 2009 has been extended to 2014 by grant of a supplemental protection certificate in all of the above countries except Romania and Denmark.

Data exclusivity in the EU expires in 2014. The Company’s contractual right to market ABILIFY* expires in November 2012 in the U.S. and Puerto Rico and, for the countries in the EU where the Company has the exclusive right to market ABILIFY* until June 2014. For additional information on revenue recognition of ABILIFY*, see “Item 8. Financial Statements—Note 2. Alliances and Investments.”

•

EMSAM*, a transdermal patch for the delivery of a monoamine oxidase inhibitor for the treatment of major depressive disorder in adults, was launched in the U.S. in April 2006. Sales in 2006 were $18 million. In the third quarter of 2006, as a result of lower than expected sales for EMSAM*, the Company recorded a $27 million impairment charge for EMSAM* related assets. EMSAM* was developed by Somerset, a joint venture between Mylan and Watson. The Company has obtained exclusive distribution rights to commercialize EMSAM* in the U.S. and Canada and markets EMSAM* in the U.S. through its existing neuroscience sales force. As a new drug formulation, EMSAM* received three years of Hatch-Waxman data exclusivity, which expires in 2009 in the U.S.

•

ORENCIA, a fusion protein indicated for adult patients with moderate to severe rheumatoid arthritis who have had an inadequate response to one or more currently available treatments, such as methotrexate or anti-tumor necrosis factor therapy, was launched in the U.S. in February 2006. Sales in 2006 were $89 million, substantially all in the U.S. The Company has a composition of matter patent that expires in the U.S. in 2016 and the patent may be eligible for patent term restoration, which could possibly extend the term. As noted above, generic versions of biological products cannot be approved under U.S. law, but the law could change in the future.

•

Sales of EFFERALGAN (paracetamol), a formulation of acetaminophen for pain relief sold principally in Europe, decreased 6% to $266 million in 2006, primarily due to a change in government reimbursement. In 2005, sales increased 3%, including a 1% favorable foreign exchange impact, to $283 million from $274 million in 2004, primarily due to increased sales in Italy and Spain as a result of a strong flu season in 2005.

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

Estimated End-User Demand

U.S. Pharmaceuticals

The following tables set forth for each of the Company’s top 15 pharmaceutical products (based on 2005 annual net sales) and other products that the Company views as current and future growth drivers sold by the U.S. Pharmaceuticals business, for the years ended December 31, 2006, 2005 and 2004: (a) changes in reported U.S. net sales for the period; and (b) estimated total U.S. prescription growth for the retail and mail order channels calculated by the Company based on NPA data and Next-Generation Prescription Services (NGPS) version 1.0 data provided by IMS; and for the months ended December 31, 2006, 2005 and 2004, estimated U.S. therapeutic category share of the applicable product, calculated by the Company based on NPA data and NGPS data provided by IMS.

	Year Ended December 31, 2006			Month Ended December 31, 2006
	% Change in U.S. Net Sales (a)	% Change in U.S. Total Prescriptions		Estimated TRx Therapeutic Category Share % (d)
		NPA Data (b)	NGPS Data (c)	NPA Data (b)	NGPS Data (c)
ABILIFY* (total revenue)	40	21	21	12	12
AVAPRO*/AVALIDE*	13	4	2	14	14
BARACLUDE (e)	* *	* *	* *	25	24
CEFZIL(i)	(107)	(91)	(91)	—	—
COUMADIN	2	(21)	(22)	16	15
ERBITUX* (f)	57	N/A	N/A	N/A	N/A
GLUCOPHAGE* Franchise	(45)	(49)	(49)	1	1
KENALOG (g)	29	N/A	N/A	N/A	N/A
ORENCIA (h)	—	N/A	N/A	N/A	N/A
PARAPLATIN (f)	(29)	N/A	N/A	N/A	N/A
PLAVIX*	(18)	(18)	(20)	34	32
PRAVACHOL	(57)	(59)	(59)	1	1
REYATAZ(i)	27	18	17	33	33
SPRYCEL (j)	—	—	—	5	3
SUSTIVA Franchise (i) (k) (total revenue)	23	11	11	33	33
TEQUIN	(101)	(70)	(70)	—	—
VIDEX/VIDEX EC	(52)	(58)	(60)	1	1
ZERIT	(23)	(30)	(30)	5	5

	Year Ended December 31, 2005			Month Ended December 31, 2005
	% Change in U.S. Net Sales (a)	% Change in U.S. Total Prescriptions		Estimated TRx Therapeutic Category Share % (d)
		NPA Data (b)	NGPS Data (c)	NPA Data (b)	NGPS Data (c)
ABILIFY* (total revenue)	35	42	40	11	11
AVAPRO*/AVALIDE*	2	11	12	15	15
BARACLUDE (e)	—	—	—	12	11
CEFZIL (i)	(5)	(10)	(11)	2	2
COUMADIN	(20)	(19)	(20)	21	20
ERBITUX* (f)	58	N/A	N/A	N/A	N/A
GLUCOPHAGE* Franchise	(52)	(63)	(62)	2	2
KENALOG (g)	14	N/A	N/A	N/A	N/A
ORENCIA (h)	—	N/A	N/A	N/A	N/A
PARAPLATIN (f)	(95)	N/A	N/A	N/A	N/A
PLAVIX*	14	13	13	86	86
PRAVACHOL	(10)	(17)	(16)	7	7
REYATAZ(i)	33	39	37	31	31
SPRYCEL(j)	—	—	—	—	—
SUSTIVA (i)	11	5	8	31	30
TEQUIN	(17)	(30)	(28)	1	1
VIDEX/VIDEX EC	(73)	(65)	(65)	2	2
ZERIT	(18)	(31)	(30)	7	6

	Year Ended December 31, 2004			Month Ended December 31, 2004
	% Change in U.S. Net Sales (a)	% Change in U.S. Total Prescriptions		Estimated TRx Therapeutic Category Share % (d)
		NPA Data (b)	NGPS Data (c)	NPA Data (b)	NGPS Data (c)
ABILIFY* (total revenue)	98	103	103	9	9
AVAPRO*/AVALIDE*	19	15	18	15	15
BARACLUDE (e)	—	—	—	—	—
CEFZIL (i)	(31)	(30)	(29)	2	2
COUMADIN	(18)	(17)	(21)	27	27
ERBITUX* (f)	—	N/A	N/A	N/A	N/A
GLUCOPHAGE* Franchise	(66)	(60)	(61)	3	3
KENALOG (g)	(3)	N/A	N/A	N/A	N/A
ORENCIA (h)	—	N/A	N/A	N/A	N/A
PARAPLATIN (f)	(30)	N/A	N/A	N/A	N/A
PLAVIX*	36	24	27	85	85
PRAVACHOL	(12)	(10)	(9)	9	9
REYATAZ (i)	* *	* *	* *	26	27
SPRYCEL(j)	—	—	—	—	—
SUSTIVA (i)	9	4	11	30	30
TEQUIN	(27)	(24)	(23)	2	2
VIDEX/VIDEX EC	(3)	(4)	3	9	9
ZERIT	(32)	(29)	(27)	9	9

(a)	Reflects percentage change in net sales in dollar terms, including change in average selling prices and wholesaler buying patterns.
(b)	Based on a simple average of the estimated number of prescriptions in the retail and mail order channels as provided by IMS.
(c)	Based on a weighted-average of the estimated number of prescription units (tablets or milliliters) in the retail and mail order channels based on data provided by IMS.
(d)	The therapeutic categories are determined by the Company as those products considered to be in direct competition with the Company’s own products. The products listed above compete in the following therapeutic categories: ABILIFY* (antipsychotics), AVAPRO*/AVALIDE* (angiotensin receptor blockers), BARACLUDE (oral antiviral agent), CEFZIL (branded oral solid and liquid antibiotics), COUMADIN (warfarin), ERBITUX* (oncology), GLUCOPHAGE* Franchise (oral antidiabetics), KENALOG (intra-articular/intramuscular steroid), ORENCIA (fusion protein), PARAPLATIN (carboplatin), PLAVIX* (antiplatelet agents), PRAVACHOL (HMG CoA reductase inhibitors), REYATAZ (protease inhibitors excluding NORVIR*), SPRYCEL (TKIs for leukemia), the SUSTIVA Franchise (antiretrovirals—third agents excluding NORVIR* and TRIZIVIR*), TEQUIN (branded oral solid antibiotics), VIDEX/VIDEX EC and ZERIT (nucleoside reverse transcriptase inhibitors).
(e)	BARACLUDE was launched in the U.S. in April 2005.
(f)	ERBITUX* and PARAPLATIN specifically, and parenterally administered oncology products in general, do not have prescription-level data because physicians do not write prescriptions for these products. The Company believes therapeutic category share information provided by third parties for these products may not be reliable and accordingly, none is presented here.
(g)	The Company does not have prescription level data for KENALOG because the product is not dispensed through a retail pharmacy. The Company believes therapeutic category share information provided by third parties for this product may not be reliable and accordingly none is presented here.
(h)	ORENCIA was launched in the U.S. in February 2006. The Company does not have prescription level data because the product is not dispensed through retail pharmacies.
(i)	Prior year Estimated TRx Therapeutic Category Share Percentage has been recalculated to conform with current year presentation for the following: CEFZIL has been recalculated as a percentage share based on the combined Oral and Liquid/Suspension markets; REYATAZ has been recalculated as a percentage share of the Protease Inhibitors excluding NORVIR*; the SUSTIVA Franchise has been recalculated as a percentage share of Third Agents excluding NORVIR* and TRIZIVIR*.
(j)	SPRYCEL was launched in the U.S. in July 2006.
(k)	Beginning in the third quarter of 2006, the SUSTIVA Franchise (total revenue) includes sales of SUSTIVA, as well as revenue of bulk efavirenz included in the combination therapy, ATRIPLA*. The therapeutic category share information and change in U.S. total prescriptions growth for the SUSTIVA Franchise (antiretrovirals – third agents excluding NORVIR* and TRIZIVIR*) includes both branded SUSTIVA and ATRIPLA* prescription units.

**	In excess of 200%.

The Company has historically reported estimated total U.S. prescription change and estimated therapeutic category share based on NPA data, which IMS makes available to the public on a subscription basis, and a simple average of the estimated number of prescriptions in the retail and mail order channels. In the third quarter of 2005, the Company began disclosing estimated total U.S. prescription change and estimated therapeutic category share based on both NPA and NGPS version 1.0 data. NGPS version 1.0 data was collected by IMS under a new, revised methodology and was released by IMS on a limited basis through a pilot program. IMS announced NGPS version 2.0 data is available to the public on a subscription basis starting in January 2007 and legacy NPA and NGPS version 1.0 will be discontinued. The Company believes that the NGPS data provided by IMS provides a superior estimate of prescription data for the Company’s products in the retail and mail order channels. The Company has calculated the estimated total U.S. prescription change and estimated therapeutic category share based on NGPS data on a weighted-average basis to reflect the fact that mail order prescriptions include a greater volume of product supplied compared with retail prescriptions. The Company believes that calculation of the estimated total U.S. prescription change and estimated therapeutic category share based on the NGPS data and the weighted-average approach with respect to the retail and mail order channels provides a superior estimate of total prescription demand. The Company now uses this methodology for its internal demand forecasts.

The estimated prescription change data and estimated therapeutic category share reported throughout this Annual Report on Form 10-K only include information from the retail and mail order channels and do not reflect information from other channels, such as hospitals, institutions and long-term care, among others. The data provided by IMS are a product of IMS’ own record-keeping processes and are themselves estimates based on sampling procedures, subject to the inherent limitations of estimates based on sampling. In addition, the NGPS version 1.0 data was part of a pilot program that was replaced by IMS and incorporated in the NGPS version 2.0 released in January 2007.

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

International Pharmaceuticals, Nutritionals and Other Health Care

The following table sets forth for each of the Company’s key pharmaceutical products and other growth drivers sold by the Company’s International Pharmaceuticals business, including the top 15 pharmaceutical products sold in the Company’s major non-U.S. countries (based on 2005 net sales), and for each of the key products sold by the other reporting segments listed below, the percentage change in the Company’s estimated ultimate patient/consumer demand for the months of December 2006 and September 2006 compared to the same period in the prior year. The Company commenced collecting the estimated ultimate patient/consumer demand for these reporting segments with the March 2005 period. The Company believes the year-to-year comparison below provides a more meaningful comparison to changes in sales for the quarter than the quarter-to-prior quarter comparisons previously provided.

	% Change in Demand on a Constant U.S. Dollar Basis
	December 2006 vs. December 2005	September 2006 vs. September 2005
International Pharmaceuticals
ABILIFY* (total revenue)	15	23
AVAPRO*/AVALIDE*	6	3
BARACLUDE	* *	—
BUFFERIN*	11	20
CAPOTEN	(16)	(24)
DAFALGAN	5	11
EFFERALGAN	2	(23)
MAXIPIME	(23)	(5)
MONOPRIL	(10)	(15)
PARAPLATIN	(11)	(19)
PERFALGAN	17	31
PLAVIX*	(8)	(13)
PRAVACHOL	(63)	(55)
REYATAZ	23	20
SUSTIVA Franchise (total revenue)	4	2
TAXOL® (paclitaxel)	(18)	(26)
VIDEX/VIDEX EC	(33)	(22)
Nutritionals
ENFAMIL/ENFAGROW	6	5
NUTRAMIGEN	17	7
Other Health Care
ConvaTec
Ostomy	—	3
Wound Therapeutics	5	5
Medical Imaging
CARDIOLITE	(5)	(5)

** In excess of 200%.

Estimated Inventory Months on Hand in the Distribution Channel

U.S. Pharmaceuticals

The following tables set forth for each of the Company’s top 15 pharmaceutical products (based on 2005 annual net sales) and other products that the Company views as current and future growth drivers sold by the Company’s U.S. Pharmaceuticals business, the U.S. Pharmaceuticals net sales and the estimated number of months on hand of the applicable product in the U.S. wholesaler distribution channel for the quarters ended December 31 and September 30, 2006, 2005 and 2004. The Company believes the estimated number of months on hand for the quarters ended December 31 and September 30 for each of the three preceding years provide a more meaningful comparison to the Estimated End-User Demand for U.S. Pharmaceuticals disclosed above than the Company’s former practice of providing the six most recent quarters.

Dollars in Millions	December 31, 2006		December 31, 2005		December 31, 2004
	Net Sales	Months on Hand	Net Sales	Months on Hand	Net Sales	Months on Hand
ABILIFY* (total revenue)	$294	0.5	$175	0.6	$170	0.9
AVAPRO*/AVALIDE*	182	0.5	168	0.6	154	0.9
BARACLUDE	18	0.7	4	0.7	—	—
CEFZIL	(5)	21.7	46	0.7	60	1.1
COUMADIN	48	0.8	50	0.8	69	1.0
ERBITUX*	165	0.4	121	—	88	0.2
GLUCOPHAGE* Franchise	16	0.7	29	0.7	48	1.1
KENALOG	24	0.8	23	0.9	18	1.3
ORENCIA	31	0.4	—	—	—	—
PARAPLATIN	6	5.8	5	0.9	(12)	1.2
PLAVIX*	343	0.6	906	0.6	816	0.9
PRAVACHOL	50	0.6	366	0.6	433	1.0
REYATAZ	144	0.7	110	0.5	99	0.9
SPRYCEL	11	1.4	—	—	—	—
SUSTIVA Franchise (a) (total revenue)	144	0.7	102	0.6	103	0.8
TEQUIN	(10)	—	22	0.9	39	0.9
VIDEX/VIDEX EC	2	1.1	7	0.9	25	0.9
ZERIT	19	0.9	21	0.8	31	0.9

	September 30, 2006		September 30, 2005		September 30, 2004
Dollars in Millions	Net Sales	Months on Hand	Net Sales	Months on Hand	Net Sales	Months on Hand
ABILIFY* (total revenue)	$260	0.5	$214	0.9	$152	0.6
AVAPRO*/AVALIDE*	159	0.4	147	0.5	148	0.6
BARACLUDE	14	0.6	2	1.2	—	—
CEFZIL	1	29.2	27	0.7	30	0.6
COUMADIN	45	0.7	49	0.6	58	0.9
ERBITUX*	173	0.5	106	—	83	0.2
GLUCOPHAGE* Franchise	20	0.7	38	0.7	39	1.0
KENALOG	19	0.8	19	0.7	9	1.7
ORENCIA	34	0.8	—	—	—	—
PARAPLATIN	5	1.5	9	1.1	145	1.2
PLAVIX*	474	1.5	833	0.4	781	0.6
PRAVACHOL	73	1.0	297	0.5	318	0.6
REYATAZ	129	0.5	105	0.6	75	0.6
SPRYCEL	11	1.2	—	—	—	—
SUSTIVA Franchise (a) (total revenue)	128	0.5	101	0.6	95	0.7
TEQUIN	2	2.3	21	0.9	31	0.7
VIDEX/VIDEX EC	3	0.9	7	1.1	27	0.6
ZERIT	19	0.7	24	0.8	34	0.7

(a)	Beginning in the third quarter of 2006, the SUSTIVA Franchise includes sales of SUSTIVA, as well as revenue of bulk efavirenz included in the combination therapy, ATRIPLA*. The estimated months on hand of the product in the U.S. wholesale distribution channel only include branded SUSTIVA inventory.

BARACLUDE was launched in the U.S. in April 2005. In anticipation of the launch, the Company’s U.S. wholesalers built inventories of the product to meet expected demand and at September 30, 2005, BARACLUDE inventory in the U.S. wholesaler distribution channel exceeded one month on hand. The estimated value of BARACLUDE inventory in the U.S. wholesaler distribution channel had been worked down to less than one month on hand in subsequent quarters.

At December 31, 2006 and September 30, 2006, the estimated value of CEFZIL inventory in the U.S. wholesaler distribution channel exceeded one month on hand by approximately $9.7 million and $11.8 million, respectively. The demand for CEFZIL decreased significantly in 2006 due to reduced wholesaler outmovements as generic competition began in the U.S. in December 2005. At December 31, 2004, the estimated value of CEFZIL inventory exceeded one month on hand by approximately $1.6 million as the Company built higher inventories of the product to meet expected higher demand typically experienced in the winter months in the U.S. The Company continues to monitor CEFZIL sales with the objective to work down wholesaler inventory levels to one month on hand or less.

At December 31, 2004, the estimated value of GLUCOPHAGE* Franchise products inventory (GLUCOPHAGE* XR, GLUCOPHAGE* IR, GLUCOVANCE* and METAGLIP*) in the U.S. wholesaler distribution channel exceeded one month on hand by approximately $1.6 million. As with all products, the months on hand estimate for the GLUCOPHAGE* Franchise products is an average of months on hand for all stock-keeping units (SKUs) of the product group. The increase in months on hand of the GLUCOPHAGE* Franchise products at the end of the fourth quarter 2004 to above one month on hand resulted primarily from the purchase by wholesalers of certain SKUs. After giving effect to these purchases, the increased months on hand for these SKUs were less than one month on hand. However, when the increased months on hand for these SKUs were averaged with all SKUs for the GLUCOPHAGE* Franchise products, the aggregate estimated months on hand exceeded one month. At March 31, 2005, the estimated value of GLUCOPHAGE* Franchise products inventory in the U.S. wholesaler distribution channel had been worked down to approximately one month on hand, and has been worked down to, and remained at, less than one month on hand in subsequent quarters.

At December 31, 2004 and September 30, 2004, the estimated value of KENALOG inventory in the U.S. wholesaler distribution channel exceeded one month on hand by approximately $1.0 million and $2.6 million, respectively, due to high levels of goods-in-transit caused by shipping delays. In subsequent quarters, the estimated value of KENALOG inventory in the U.S. wholesaler distribution channel had been worked down to less than one month on hand.

In October 2004, the U.S. pediatric exclusivity period for PARAPLATIN expired. The resulting entry of multiple generic competitors for PARAPLATIN led to a significant decrease in demand for PARAPLATIN, which in turn led to the months on hand of the product in the U.S. wholesaler distribution channel exceeding one month on hand at December 31, 2006, September 30, 2006, September 30, 2005, December 31, 2004 and September 30, 2004. The estimated value of PARAPLATIN inventory in the U.S. wholesaler distribution channel over one month on hand was approximately $0.6 million at December 31, 2006, $0.6 million at September 30, 2006, $0.7 million at September 30, 2005, $6.0 million at December 31, 2004 and $6.6 million at September 30, 2004. The Company no longer produces PARAPLATIN for the U.S. market and will continue to monitor PARAPLATIN wholesaler inventory levels until they have been depleted.

At September 30, 2006, the estimated value of PLAVIX* inventory in the U.S. wholesaler distribution channel exceeded one month on hand by approximately $41.4 million due to the at-risk launch of generic clopidogrel bisulfate in August 2006. Demand for PLAVIX* decreased precipitously following the at-risk launch of generic clopidogrel bisulfate. As of December 31, 2006, PLAVIX* inventory in the U.S. wholesaler distribution channel has been worked down to less than one month on hand.

SPRYCEL was launched in the U.S. in July 2006. Consistent with customary practice at the time of a new product launch, the Company’s U.S. wholesalers built inventories of the product to meet expected demand, and at December 31, 2006 and September 30, 2006, the estimated value of SPRYCEL inventory in the U.S. wholesaler distribution channel exceeded one month on hand by approximately $1.4 million and $0.6 million, respectively. The Company continues to monitor SPRYCEL inventory and sales with the objective to work down wholesaler inventory levels to one month on hand or less.

In the first quarter of 2006, the Company made the decision to discontinue commercialization of TEQUIN for commercial reasons. The Company stopped shipping product to U.S. wholesalers in June 2006 and established an accrual for the estimated returns of TEQUIN inventory. In July 2006, the Company notified the U.S. wholesaler and retail distribution channels that it would allow for return of the product regardless of expiry dates. The estimated value of TEQUIN inventory in the U.S. wholesaler distribution channel that exceeded one month on hand was de minimis at September 30, 2006. As of December 31, 2006, the Company is not aware of any significant amounts of TEQUIN inventory remaining in the U.S. wholesaler distribution channel. The Company expects most of the TEQUIN inventory in all U.S. channels to be reduced to nominal levels in the first quarter of 2007.

The estimated value of VIDEX/VIDEX EC (didanosine) inventory in the U.S. wholesaler distribution channel that exceeded one month on hand was de minimis at December 31, 2006 and was approximately $0.2 million at September 30, 2005. As a result of generic competition in the U.S. commencing in the fourth quarter of 2004, demand for VIDEX/VIDEX EC decreased significantly.

For all products other than ERBITUX* and ORENCIA, the Company determines the above months on hand estimates by dividing the estimated amount of the product in the U.S. wholesaler distribution channel by the estimated amount of out-movement of the product from the U.S. wholesaler distribution channel over a period of 31 days, all calculated as described below. Factors that may influence the Company’s estimates include generic competition, seasonality of products, wholesaler purchases in light of increases in wholesaler list prices, new product launches, new warehouse openings by wholesalers and new customer stockings by wholesalers. In addition, such estimates are calculated using third-party data, which represent their own record-keeping processes and as such, may also reflect estimates.

The Company maintains inventory management agreements (IMAs) with most of its U.S. Pharmaceuticals wholesalers, which account for nearly 100% of total gross sales of U.S. pharmaceutical products. Under the current terms of the IMAs, the Company’s three largest wholesaler customers provide the Company with weekly information with respect to inventory levels of product on hand and the amount of out-movement of products. These three wholesalers accounted for approximately 90% of total gross sales of U.S. pharmaceutical products in 2006. The inventory information received from these wholesalers excludes inventory held by intermediaries to whom they sell, such as retailers and hospitals, and excludes goods in transit to such wholesalers. The Company uses the information provided by these three wholesalers as of the Friday closest to quarter end to calculate the amount of inventory on hand for these wholesalers at the applicable quarter end. This amount is then increased by the Company’s estimate of goods in transit to these wholesalers as of the applicable Friday, which have not been reflected in the weekly data provided by the wholesalers. Under the Company’s revenue recognition policy, sales are recorded when substantially all the risks and rewards of ownership are transferred, which in the U.S. Pharmaceuticals business is generally when product is shipped. In such cases, goods in transit to a wholesaler are owned by the applicable wholesaler and, accordingly, are reflected in the calculation of inventories in the wholesaler distribution channel. The Company estimates the amount of goods in transit by using information provided by these wholesalers with respect to their open orders as of the applicable Friday and the Company’s records of sales to these wholesalers with respect to such open orders. The Company determines the out-movement of a product from these wholesalers over a period of 31 days by using the most recent four weeks of out-movement of a product as provided by these wholesalers and extrapolating such amount to a 31 day basis. The Company estimates inventory levels on hand and out-movements for its U.S. Pharmaceuticals business wholesaler customers other than the three largest wholesalers for each product based on the assumption that such amounts bear the same relationship to the three largest wholesalers’ inventory levels and out-movements for such product as the percentage of aggregate sales for all products to these other wholesalers in the applicable quarter bears to aggregate sales for all products to the Company’s three largest wholesalers in such quarter. Finally, the Company considers whether any adjustments are necessary to these extrapolated amounts based on such factors as historical sales of individual products made to such other wholesalers and third-party market research data related to prescription trends and patient demand. In addition, the Company receives inventory information from these other wholesalers on a selective basis for certain key products.

The Company’s U.S. Pharmaceuticals business through the IMAs discussed above, has arrangements with substantially all of its direct wholesaler customers and requires those wholesalers to maintain inventory at levels that are no more than one month of their demand.

In response to the at-risk launch of generic clopidogrel bisulfate on August 8, 2006, the Company offered certain U.S. MCOs incremental rebates from its wholesaler list price for PLAVIX* under certain conditions through March 31, 2007. A small number of MCOs accepted the offer. All other offers were rejected, did not qualify or were terminated prior to or at the time of the issuance of the preliminary injunction on August 31, 2006, and no further such offers have been made. The Company also provided a temporary price reduction below the Federal supply schedule for PLAVIX* to the Veterans Administration for a limited period in August and September 2006. Primarily as a result of very limited participation in the rebate offer, the Company estimates that the impact of the two programs on PLAVIX* net sales in the third and fourth quarters was de minimis.

ORENCIA was launched in February 2006. From launch through the second quarter, the Company distributed ORENCIA through an exclusive distribution arrangement with a single distributor. Following approval of the supplemental Biologics License Application (sBLA) that allows a third party to manufacture ORENCIA at an additional site, the exclusive distribution arrangement terminated on July 17, 2006 and the Company expanded its distribution network for ORENCIA to multiple distributors. The above estimates of months on hand was calculated by dividing the inventories of ORENCIA held by these distributors at the end of the quarter by the outmovement of the product over the last 31 day period, as reported by these distributors. The inventory on hand and outmovements reported by these distributors are a product of the distributors’ own record-keeping processes.

During 2004 and through May 2005, McKesson Corporation (McKesson), one of the Company’s wholesalers, provided warehousing, packing and shipping services for ERBITUX*. McKesson held ERBITUX* inventory on consignment and, under the Company’s revenue recognition policy, the Company recognized revenue when such inventory was shipped by McKesson to the end-users. McKesson also held inventories of ERBITUX* for its own account. Upon the divestiture of OTN in May 2005, the Company discontinued the consignment arrangement with McKesson and McKesson no longer held inventories for its own account. Thereafter, the Company sold ERBITUX* to intermediaries (such as wholesalers and specialty oncology distributors) and shipped ERBITUX* directly to the end-users of the product who are the customers of those intermediaries. Beginning in the third quarter of 2006, the Company expanded its distribution model to include one of the Company’s wholesalers who then held ERBITUX* inventory. The Company recognizes revenue upon such shipment consistent with its revenue recognition policy.

The above estimate of months on hand was calculated by dividing the inventories of ERBITUX* held by the wholesaler for its own account as reported by the wholesaler as of the end of the quarter by the outmovements of the product reported by that wholesaler over the last 31 day period. The inventory levels reported by the wholesaler are a product of the wholesaler’s own record-keeping process.

As previously disclosed, for the Company’s Pharmaceuticals business outside of the U.S., Nutritionals and Other Health Care business units around the world, the Company has significantly more direct customers, limited information on direct customer product level inventory and corresponding out-movement information and the reliability of third-party demand information, where available, varies widely. Accordingly, the Company relies on a variety of methods to estimate direct customer product level inventory and to calculate months on hand for these business units.

Estimated Inventory Months on Hand in the Distribution Channel

The following table sets forth for each of the Company’s key products sold by the businesses listed below, the net sales of the applicable product for each of the quarters ended December 31, 2006, September 30, 2006, December 31, 2005 and September 30, 2005, and the estimated number of months on hand of the applicable product in the direct customer distribution channel for the businesses as of the end of each of the four quarters. The Company believes the estimated number of months on hand for the quarters ended December 31 and September 30 for each of the two preceding years provide a more meaningful comparison to the Estimated End-User Demand for International Pharmaceuticals, Nutritionals and Other Health Care disclosed above than the Company’s former practice of providing the four most recent quarters. The estimates of months on hand for key products described below for the International Pharmaceuticals business are based on data collected for all of the Company’s significant business units outside of the U.S. Also described further below is information on non-key product(s) where the amount of inventory on hand at direct customers is more than approximately one month and the impact is not de minimis. For the other non-Pharmaceuticals reporting segments, estimates are based on data collected for the U.S. and all significant business units outside of the U.S.

	December 31, 2006		September 30, 2006
Dollars in Millions	Net Sales	Months On Hand	Net Sales	Months on Hand
International Pharmaceuticals
ABILIFY* (total revenue)	$68	0.7	$53	0.6
AVAPRO*/AVALIDE*	125	0.6	118	0.5
BARACLUDE	18	0.8	8	0.9
BUFFERIN*	32	0.5	28	0.5
CAPOTEN	31	0.8	28	0.8
DAFALGAN	40	1.0	35	1.1
EFFERALGAN	74	0.7	62	0.9
MAXIPIME	33	0.6	40	0.7
MONOPRIL	35	0.9	34	1.0
PARAPLATIN	28	0.8	27	0.6
PERFALGAN	54	0.5	48	0.6
PLAVIX*	153	0.6	156	0.6
PRAVACHOL	96	0.8	119	0.7
REYATAZ	111	1.0	104	1.1
SUSTIVA Franchise (a) (total revenue)	78	0.5	73	0.5
TAXOL® (paclitaxel)	128	0.7	135	0.6
VIDEX/VIDEX EC	29	1.4	35	1.4
Nutritionals
ENFAMIL/ENFAGROW	338	0.9	315	0.8
NUTRAMIGEN	54	1.0	50	1.0
Other Health Care
ConvaTec
Ostomy	151	1.0	139	0.9
Wound Therapeutics	123	1.0	113	0.9
Medical Imaging
CARDIOLITE	103	0.9	97	0.8

(a)	Beginning in the third quarter of 2006, the SUSTIVA Franchise includes sales of SUSTIVA, as well as revenue of bulk efavirenz included in the combination therapy, ATRIPLA*. The estimated months on hand of the product in the distribution channel only include branded SUSTIVA inventory.

	December 31, 2005		September 30, 2005
Dollars in Millions	Net Sales	Months on Hand	Net Sales	Months on Hand
International Pharmaceuticals
ABILIFY* (total revenue)	$49	0.6	$46	0.8
AVAPRO*/AVALIDE*	109	0.6	104	0.5
BARACLUDE	1	—	—	—
BUFFERIN*	36	0.7	31	0.6
CAPOTEN	38	0.8	38	0.9
DAFALGAN	34	1.2	34	1.3
EFFERALGAN	74	1.0	66	1.1
MAXIPIME	48	0.8	40	0.7
MONOPRIL	43	0.9	48	1.0
PARAPLATIN	33	0.8	33	0.6
PERFALGAN	43	0.6	38	0.7
PLAVIX*	155	0.6	147	0.6
PRAVACHOL	218	0.8	230	0.8
REYATAZ	78	0.6	71	0.9
SUSTIVA	68	0.6	69	0.6
TAXOL® (paclitaxel)	176	0.8	171	0.5
VIDEX/VIDEX EC	34	0.9	34	0.9
Nutritionals
ENFAMIL/ENFAGROW	330	1.0	284	0.9
NUTRAMIGEN	48	1.1	44	1.1
Other Health Care
ConvaTec
Ostomy	145	1.0	139	0.9
Wound Therapeutics	112	0.9	104	0.8
Medical Imaging
CARDIOLITE	100	1.0	106	0.8

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

The Company relies on a variety of methods to calculate months on hand for these businesses and reporting segments. Where available, the Company relies on information provided by third parties to determine estimates of aggregate product level inventory on hand at direct customers and expected demand. For the businesses and reporting segments listed above; however, the Company has limited information on direct customer product level inventory, end-user consumption and direct customer out-movement data. Further, the quality of third-party information, where available, varies widely. In some circumstances, such as the case with new products or seasonal products, such historical end-user consumption or out-movement information may not be available or applicable. In such cases, the Company uses estimated prospective demand. In cases where direct customer product level inventory, ultimate patient/consumer demand or out-movement data do not exist or are otherwise not available, the Company has developed a variety of other methodologies to calculate estimates of such data, including using such factors as historical sales made to direct customers and third-party market research data related to prescription trends and end-user demand.

As of September 30, 2006, the Company has entered into exclusive distributorship arrangements for certain products in several Eastern and Central European markets.

As of September 30, 2006, December 31, 2005 and September 30, 2005, DAFALGAN, an analgesic product sold principally in Europe, had approximately 1.1, 1.2 and 1.3 months of inventory on hand, respectively, at direct customers. The level of inventory on hand was due primarily to private pharmacists purchasing DAFALGAN approximately once every eight weeks and the seasonality of the product.

As of September 30, 2005, EFFERALGAN, an analgesic product sold principally in Europe, had approximately 1.1 months of inventory on hand at direct customers. The level of inventory on hand was due primarily to private pharmacists purchasing EFFERALGAN approximately once every eight weeks and the seasonality of the product.

As of September 30, 2006, REYATAZ, an antiviral product, had approximately 1.1 months of inventory on hand at direct customers. The increased level of inventory on hand was due primarily to government purchasing patterns in Brazil.

As of December 31, 2006 and September 30, 2006, VIDEX/VIDEX EC, an antiviral product, had approximately 1.4 months of inventory on hand at direct customers. The increased level of inventory on hand was due primarily to government purchasing patterns in Brazil. The Company is contractually obligated to provide VIDEX/VIDEX EC to the Brazilian government upon placement of an order for product by the government. Under the terms of the contract, the Company has no control over the inventory levels relating to such orders. The Company, however, expects that the inventory levels for VIDEX/VIDEX EC will be worked down.

As of December 31, 2005 and September 30, 2005, NUTRAMIGEN, an infant nutritional product sold principally in the U.S., had approximately 1.1 months of inventory on hand at direct customers. The level of inventory on hand at the end of the quarter ended December 31, 2005 was due primarily to holiday stocking by retailers and at the quarter ended September 30, 2005 was due primarily to the impact of retailers holding higher levels of inventory in response to Hurricane Katrina.

The Company continuously seeks to improve the quality of its estimates of months on hand of inventories held by its direct customers including thorough review of its methodologies and processes for calculation of these estimates and a thorough review and analysis of its own and third parties’ data used in such calculations. The Company expects that it will continue to review and refine its methodologies and processes for calculation of these estimates and will continue to review and analyze its own and third parties’ data in such calculations. The Company also has and will continue to take steps to expedite the receipt and processing of data for the non-U.S. Pharmaceuticals businesses.

Health Care Group

The combined 2006 revenues from the Health Care Group increased 3% to $4,053 million compared to the same period in 2005, despite a 4% unfavorable impact from the divestiture of the U.S. and Canadian Consumer Medicines (Consumer Medicines) business in the third quarter of 2005. The combined 2005 revenues from the Health Care Group increased 4% to $3,953 million compared to the same period in 2004.

Nutritionals

The composition of the change in Nutritionals sales is as follows:

			Analysis of % Change
	Total Change	Volume	Price	Foreign Exchange
2006 vs. 2005	6%	2%	3%	1%
2005 vs. 2004	10%	7%	2%	1%

Key Nutritionals product lines and their sales, representing 96%, 95% and 94% of total Nutritional sales in 2006, 2005 and 2004, respectively, are as follows:

				% Change
Dollars in Millions	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
Infant Formulas	$1,637	$1,576	$1,405	4%	12%
ENFAMIL	1,007	992	859	2%	15%
Toddler/Children’s Nutritionals	606	529	468	15%	13%
ENFAGROW	262	206	179	27%	15%

Worldwide Nutritionals sales increased 6%, including a 1% favorable foreign exchange impact, to $2,347 million in 2006 from 2005. In 2005, Worldwide Nutritionals sales were $2,205 million, an increase of 10%, including a 1% favorable foreign exchange impact and despite a 2% unfavorable impact from the divestiture of the Adult Nutritional business, from $2,001 million in 2004. In the first quarter of 2004, the Company divested its Adult Nutritional business.

International sales increased 11%, including a 3% favorable foreign exchange impact, to $1,256 million in 2006 from 2005, primarily due to increased sales of children’s nutritional products. In 2005, international sales increased 12%, including a 2% favorable foreign exchange impact and despite a 1% unfavorable impact from the divestiture of the Adult Nutritional business, to $1,135 million from $1,010 million in 2004, primarily due to the increased sales of ENFAMIL and ENFAGROW.

U.S. sales increased 2% to $1,091 million in 2006 from 2005, primarily due to increased sales of ENFAMIL. In 2005, U.S. sales increased 8%, despite a 3% unfavorable impact from the divestiture of the Adult Nutritional business, to $1,070 million from $991 million in 2004, primarily due to increased sales of ENFAMIL.

Other Health Care

The Other Health Care segment includes ConvaTec and the Medical Imaging business, as well as the Consumer Medicines business in 2005 and 2004. In the third quarter of 2005, the Company sold its Consumer Medicines business and related assets. The composition of the change in Other Health Care segment sales is as follows:

			Analysis of % Change
	Total Change	Volume	Price	Foreign Exchange
2006 vs. 2005	(2)%	(2)%	(1)%	1%
2005 vs. 2004	(4)%	(4)%	(1)%	1%

Other Health Care sales decreased 2% to $1,706 million compared to the same period in 2005, which included a 9% unfavorable impact for the divestiture of the Consumer Medicines business. Other Health Care sales in 2005 decreased 4% to $1,748 million compared to the same period in 2004, which included a 7% unfavorable impact for the divestiture of the Consumer Medicines business.

Other Health Care sales by business and their key products for the years ended December 31, were as follows:

				% Change
Dollars in Millions	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
ConvaTec	$1,048	$992	$954	6%	4%
Ostomy	554	550	551	1%	—
Wound Therapeutics	441	416	391	6%	6%
Medical Imaging	658	602	589	9%	2%
CARDIOLITE	408	416	406	(2)%	2%
Consumer Medicines	—	154	272	(100)%	(43)%

•	Worldwide ConvaTec sales increased 6%, including a 1% favorable foreign exchange impact, to $1,048 million in 2006 from 2005. Ostomy sales increased 1% to $554 million in 2006, including a 1% favorable foreign exchange impact. Sales of wound therapeutic products increased 6%, including a 1% favorable foreign exchange impact, to $441 million in 2006 from $416 million in 2005, primarily due to continued growth of the AQUACEL franchise. In 2005, worldwide ConvaTec sales increased 4%, including a 1% favorable foreign exchange impact, to $992 million from $954 million in 2004, primarily due to an increase in worldwide sales of wound therapeutic products.

•	Worldwide Medical Imaging sales increased 9% to $658 million in 2006 from 2005. This growth was primarily due to an increase in TechneLite technetium Tc99m generator sales resulting from a competitor’s market absence in the first quarter of 2006 and an increase in DEFINITY sales during a competitor’s continued absence from the market. CARDIOLITE sales decreased 2% to $408 million in 2006 from $416 million in 2005, primarily due to decreased price. In 2005, Medical Imaging sales increased 2%, to $602 million from $589 million in 2004, primarily due to increased demand for CARDIOLITE.

Geographic Areas

In general, the Company’s products are available in most countries in the world. The largest markets are in the U.S., France, Japan, Canada, Spain, Italy, Mexico and Germany. The Company’s sales by geographic areas were as follows:

				% Change
Dollars in Millions	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
United States	$9,729	$10,461	$10,613	(7)%	(1)%
% of Total	55%	54%	55%
Europe, Middle East and Africa	4,544	5,136	5,470	(12)%	(6)%
% of Total	25%	27%	28%
Other Western Hemisphere	1,615	1,592	1,425	1%	12%
% of Total	9%	8%	7%
Pacific	2,026	2,018	1,872	—	8%
% of Total	11%	11%	10%

Total	$17,914	$19,207	$19,380	(7)%	(1)%

Sales in the U.S. decreased 7% in 2006, primarily as a result of lower sales of PLAVIX* and the loss of exclusivity of PRAVACHOL in April 2006. This decrease in sales was partially offset by growth of the remaining pharmaceutical growth drivers and recently launched products. In 2005, sales in the U.S. decreased 1% in 2005, as a result of lower sales of PARAPLATIN and the GLUCOPHAGE* Franchise due to the continuing impact of earlier exclusivity losses, and PRAVACHOL, due to lower demand resulting from increased competition. This decrease in sales was mostly offset by increased sales of growth drivers including PLAVIX*, ABILIFY*, ERBITUX* and REYATAZ, as well as strong sales growth of ENFAMIL.

Sales in Europe, Middle East and Africa decreased 12% as a result of sales decline of PRAVACHOL and TAXOL® (paclitaxel) resulting from increased generic competition. This decrease in sales was partially offset by increased sales in major European markets of REYATAZ and AVAPRO*/AVALIDE*. In 2005, sales decreased 6%, including a 1% favorable foreign exchange impact, as a result of sales decline of TAXOL® (paclitaxel), due to increased generic competition, and PRAVACHOL, due to exclusivity loss in select markets, including the UK and the Netherlands. This decrease in sales was partially offset by increased sales in major European markets of REYATAZ and ABILIFY*, which were both launched in Europe in the second quarter of 2004.

Sales in the Other Western Hemisphere countries increased 1%, including a 3% favorable foreign exchange impact, primarily due to increased sales of AVAPRO*/AVALIDE* in Canada and key nutritional products, partially offset by decreased sales of TEQUIN and other pharmaceutical products. In 2005, sales increased 12%, including a 7% favorable foreign exchange impact, primarily due to increased sales of PLAVIX* in Canada and Mexico, REYATAZ in Brazil and Canada, and AVAPRO*/AVALIDE* in Canada.

Sales in the Pacific region remained consistent compared to 2005. In 2005, sales increased 8%, as a result of increased sales of TAXOL® (paclitaxel) in Japan, and ENFAGROW and ENFAMIL in China.

Expenses

				% Change
Dollars in Millions	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
Cost of products sold	$5,956	$5,928	$5,989	—	(1)%
% of net sales	33.2%	30.9%	30.9%
Marketing, selling and administrative	$4,919	$5,106	$5,016	(4)%	2%
% of net sales	27.5%	26.6%	25.9%
Advertising and product promotion	$1,351	$1,476	$1,411	(8)%	5%
% of net sales	7.5%	7.7%	7.3%
Research and development	$3,067	$2,746	$2,500	12%	10%
% of net sales	17.1%	14.3%	12.9%
Acquired in-process research and development	$—	$—	$63	—	(100)%
% of net sales	—	—	0.3%
Provision for restructuring, net	$59	$32	$104	84%	(69)%
% of net sales	0.3%	0.1%	0.5%
Litigation charges, net	$302	$269	$420	12%	(36)%
% of net sales	1.7%	1.4%	2.2%
Gain on sale of businesses	$(200)	$(569)	$(320)	65%	(78)%
% of net sales	(1.1)%	(3.0)%	(1.7)%
Equity in net income of affiliates	$(474)	$(334)	$(273)	(42)%	(22)%
% of net sales	(2.6)%	(1.7)%	(1.4)%
Other expense, net	$299	$37	$52	* *	(29)%
% of net sales	1.7%	0.2%	0.3%
Total Expenses, net	$15,279	$14,691	$14,962	4%	(2)%
% of net sales	85.3%	76.5%	77.2%

**	In excess of 200%.

•

Cost of products sold, as a percentage of sales, increased to 33.2% in 2006 compared with 30.9% in 2005. In 2006, the Company included $91 million, or 0.5% as a percentage of sales, of certain costs in cost of products sold, which were reported in marketing, selling and administrative expenses in the prior year results. In addition to the reclassification, the increase was primarily due to the unfavorable impact of pharmaceutical net sales mix, including lower sales of PLAVIX* and impairment charges for TEQUIN and EMSAM* related assets as well as for a manufacturing facility. In 2005 and 2004, cost of products sold, as a percentage of sales, was 30.9%. In 2005, the unfavorable impact on gross margins resulting from the change in the U.S. Pharmaceuticals sales mix was offset by TEQUIN impairment charges and $76 million of net litigation charges recorded in 2004.

•

Marketing, selling and administrative expenses decreased 4% to $4,919 million as compared to 2005, including a 2% decrease resulting from the above-mentioned reclassification. In addition to the reclassification, the decrease was primarily due to lower sales force expenses resulting from the previously announced restructuring of the U.S. primary care sales organization that became effective in March 2006 and lower expenses for PRAVACHOL, partially offset by the impact of the adoption of stock option expensing. In 2005, marketing, selling and administrative expenses increased 2% to $5,106 million from $5,016 million in 2004, primarily due to higher legal costs and higher pension expenses, reflecting increased amortization of unrecognized net losses as well as change in actuarial assumptions, partially offset by lower sales force expenses resulting from a focus on specialists and high value primary care physicians. Marketing, selling and administrative expenses as a percentage of sales were 27.5%, which included a 0.5% decrease from the reclassification; compared with 26.6% and 25.9% in 2005 and 2004, respectively.

•

Advertising and product promotion expenditures decreased 8% to $1,351 million as compared to 2005, primarily driven by the divestiture of the Consumer Medicines business in 2005 and lower spending on mature brands, partially offset by increased investments in new products including ORENCIA and SPRYCEL. In 2005, advertising and product promotion expenditures increased 5% to $1,476 million as compared to $1,411 million in 2004, primarily due to increased investments in direct-to-consumer marketing campaigns for PLAVIX* and ABILIFY*, increased costs associated with pre-launch activities for ORENCIA and the launch of BARACLUDE, partially offset by lower spending on mature products.

•

The Company’s investment in research and development was $3,067 million in 2006, an increase of 12% over 2005. In 2005, the investment in research and development was $2,746 million, which represented a 10% increase over $2,500 million in 2004. The increases in both 2006 and 2005 reflect the Company’s strategy with continued investments in late-stage compounds and developing a pipeline in disease areas that address significant unmet medical need. Research and development costs also included charges consisting primarily of upfront and milestone payments of $85 million in 2006, primarily to Exelixis Pharmaceuticals, Inc. and Solvay Global (Solvay), $72 million in 2005, primarily to Medarex and Pierre Fabre Medicament S.A. (Pierre Fabre) and $58 million in 2004, primarily to Pierre Fabre and Solvay. As a percentage of sales, research and development expenses were 17.1% in 2006 compared with 14.3% in 2005 and 12.9% in 2004. The percentage of sales in 2006 was impacted by lower PLAVIX* sales.

•

Acquired in-process research and development of $63 million in 2004 was related to the purchase of Acordis, a UK-based company. For additional information on the acquisition, see “Item 8. Financial Statements—Note 4. Acquisitions and Divestitures.”

•

Restructuring programs have been implemented to realign and streamline operations in order to increase productivity, reduce operating expenses and to rationalize the Company’s manufacturing network, research facilities, and the sales and marketing organizations. Actions under the 2006 restructuring program are expected to be substantially complete during 2008 while actions under the 2005 and 2004 restructuring programs were substantially completed at December 31, 2006. As a result of these actions, the Company expects the future annual benefit to earnings from continuing operations before minority interest and income taxes to be approximately $64 million, $77 million and $186 million for the 2006, 2005 and 2004 programs, respectively. For additional information on restructuring, see “Item 8. Financial Statements—Note 3. Restructuring.”

•

Litigation charges, net of settlement income and insurance recoveries, were $302 million in 2006, $269 million in 2005 and $420 million in 2004. The $302 million net charge in 2006 consisted of an increase to the reserves of $353 million for the settlement in principle of certain pricing and sales investigations, partially offset by insurance recoveries of $37 million from an unrelated matter and $14 million in income from a settlement of a litigation matter. The $269 million net charge in 2005 consisted of increases to the reserves of $590 million for liabilities primarily related to private litigations and governmental investigations, partially offset by insurance recoveries of $321 million. The $420 million charge in 2004 consisted of $336 million related to private litigation and governmental investigations related to wholesaler inventory issues and accounting matters, $50 million related to the PLATINOL litigation settlement and $34 million related to pharmaceutical pricing and sales practices. For additional information on litigation, see “Item 8. Financial Statements—Note 21. Legal Proceedings and Contingencies.”

•

The gain on sale of businesses of $200 million ($130 million net of tax) in 2006 was related to the sale of inventory, trademark, patent and intellectual property rights related to DOVONEX*. The gain on sale of businesses of $569 million ($370 million net of tax) in 2005 was related to the sale of the Consumer Medicines business and related assets. The gain on sale of business of $320 million ($198 million net of tax) in 2004 was related to the sale of the Adult Nutritional business. For additional information on these transactions, see “Item 8. Financial Statements—Note 4. Acquisitions and Divestitures.”

•

Equity in net income of affiliates for 2006 was $474 million, compared with $334 million and $273 million in 2005 and 2004, respectively. Equity in net income of affiliates is principally related to the Company’s joint venture with Sanofi and investment in ImClone. In 2006, the $140 million increase in equity in net income of affiliates was primarily due to increased net income in the joint venture with Sanofi and income from the equity investment in ImClone in 2006 compared to a loss in 2005. In 2005, the $61 million increase in equity in net income of affiliates from 2004 primarily reflects an increase in net income in the Sanofi joint venture, partially offset by a net loss from the investment in ImClone. For additional information on equity in net income of affiliates, see “Item 8. Financial Statements—Note 2. Alliances and Investments.”

•

Other expense, net, was $299 million, $37 million and $52 million in 2006, 2005 and 2004, respectively. Other expense, net includes net interest expense, foreign exchange gains and losses, income from third-party contract manufacturing, royalty income and expense, debt retirement costs, gains and losses on disposal of property, plant and equipment, gains and losses on sale of marketable securities and certain other litigation matters. The $262 million increase in other expense, net in 2006 from 2005 was primarily due to higher debt retirement costs in connection with the repurchase in 2006 of the $2.5 billion Notes due 2011 compared to the repurchase in 2005 of the $2.5 billion Notes due 2006, as well as a $143 million non-recurring income in 2005 resulting from the termination of the muraglitazar collaborative agreement, partially offset by lower net foreign exchange losses. The $15 million decrease in other expense, net in 2005 from 2004 was primarily due to deferred income recognized from the termination of the collaborative agreement for muraglitazar, partially offset by debt retirement costs in connection with the repurchase of the $2.5 billion Notes due 2006 and higher net foreign exchange losses. For additional information, see “Item 8. Financial Statements—Note 7. Other Expense, Net.”

Stock-based compensation expense recognized under Statement of Financial Accounting Standard (SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS No. 123(R)) for the year ended December 31, 2006 was $112 million. These charges were recorded in cost of product sold, marketing selling and administrative expenses and research and development expenses. Stock-based compensation expense recognized under Accounting Principles Board (APB) No. 25 for the years ended December 31, 2005 and 2004 was $31 million and $30 million, respectively. These expenses were recorded in marketing, selling and administrative expenses.

During the years ended December 31, 2006, 2005 and 2004, the Company recorded several expense/(income) items that affected the comparability of results of the periods presented herein, which are set forth in the following table. For a discussion of these items, see “Item 8. Financial Statements—Note 2. Alliances and Investments;” “—Note 3. Restructuring and Other Items;” “—Note 4. Acquisitions and Divestitures;” “—Note 8. Income Taxes;” “—Note 13. Other Intangible Assets;” “—Note 14. Short-Term Borrowings and Long-Term Debt;” and “—Note 21. Legal Proceedings and Contingencies.”

Year ended December 31, 2006 Dollars in Millions	Cost of products sold	Research and development	Marketing, selling and admin	Provision for restructuring, net	Litigation settlement expense / (income)	Other expense / (income), net	Gain on sale of product asset	Total

Litigation Matters:
Pharmaceutical pricing and sales litigation	$—	$—	$—	$—	$353	$—	$—	$353
Product liability	—	—	—	—	—	11	—	11
Claim for damages	—	—	—	—	—	13	—	13
Commercial litigations	—	—	—	—	(14)	—	—	(14)
Insurance recovery	—	—	—	—	(37)	—	—	(37)

	—	—	—	—	302	24	—	326
Other:
Debt retirement costs	—	—	—	—	—	220	—	220
Accelerated depreciation, asset impairment and contract termination	167	15	4	—	—	—	—	186
Upfront and milestone payments	—	70	—	—	—	—	—	70
Streamlining of worldwide operations	—	—	—	59	—	—	—	59
Gain on sale of product asset	—	—	—	—	—	—	(200)	(200)

	$167	$85	$4	$59	$302	$244	$(200)	661

Income taxes on items above								(149)
Change in estimate for taxes on prior year items								39

Reduction to Net Earnings from Continuing Operations								$551

Year ended December 31, 2005 Dollars in Millions	Cost of products sold	Research and development	Provision for restructuring	Gain on sale of business	Litigation settlement expense / (income)	Other expense / (income), net	Total

Litigation Matters:
Private litigation and governmental investigations	$—	$—	$—	$—	$558	$—	$558
ERISA liability and other matters	—	—	—	—	20	—	20
Pharmaceutical pricing and sales litigation	—	—	—	—	12	—	12
Insurance recoveries	—	—	—	—	(321)	—	(321)

	—	—	—	—	269	—	269
Other:
Accelerated depreciation and asset impairment	96	14	—	—	—	—	110
Debt retirement costs	—	—	—	—	—	69	69
Streamlining of worldwide operations	1	14	32	—	—	—	47
Upfront and milestone payments	—	44	—	—	—	—	44
Loss on sale of fixed assets	—	—	—	—	—	18	18
Gain on sale of equity investment	—	—	—	—	—	(27)	(27)
Termination of muraglitazar agreement	5	—	—	—	—	(143)	(138)
Gain on sale of Consumer Medicines businesses	—	—	—	(569)	—	—	(569)

	$102	$72	$32	$(569)	$269	$(83)	(177)

Income taxes on items above							126

Adjustment on taxes on repatriation of foreign earnings							(135)

Increase to Net Earnings from Continuing Operations							$(186)

Year ended December 31, 2004 Dollars in Millions	Cost of products sold	Research and development	Acquired in-process research and development	Gain on sale of business	Provision for restructuring, net	Litigation settlement expense / (income)	Other expense / (income), net	Total
Litigation Matters:
Private litigation and governmental investigations	$—	$—	$—	$—	$—	$336	$—	$336
Product liability	75	—	—	—	—	—	11	86
Anti-trust litigation	—	—	—	—	—	50	—	50
Pharmaceutical pricing and sales litigation	—	—	—	—	—	34	—	34
Commercial litigation	26	—	—	—	—	—	—	26
Product liability insurance recovery	(25)	—	—	—	—	—	—	(25)

	76	—	—	—	—	420	11	507
Other:
Accelerated depreciation	100	3	—	—	—	—	4	107
Streamlining of worldwide operations	1	—	—	—	104	—	—	105
Acordis IPR&D write-off	—	—	63	—	—	—	—	63
Upfront and milestone payments	—	55	—	—	—	—	—	55
Gain on sale of Adult Nutritional business	—	—	—	(320)	—	—	—	(320)

	$177	$58	$63	$(320)	$104	$420	$15	517

Income taxes on items above								(130)

Deferred taxes in anticipation of repatriation of foreign earnings								575

Other tax adjustments								10

Reduction to Net Earnings from Continuing Operations								$972

Earnings Before Minority Interest and Income Taxes

	Earnings From Continuing Operations Before Minority Interest and Income Taxes			% Change
Dollars in Millions	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
Pharmaceuticals	$2,559	$3,732	$4,334	(31)%	(14)%

Nutritionals	696	677	610	3%	11%
Other Health Care	517	469	510	10%	(8)%

Health Care Group	1,213	1,146	1,120	6%	2%

Total segments	3,772	4,878	5,454	(23)%	(11)%

Corporate/Other	(1,137)	(362)	(1,036)	* *	65%

Total	$2,635	$4,516	$4,418	(42)%	2%

**	In excess of 200%.

In 2006, earnings from continuing operations before minority interest and income taxes decreased 42% to $2,635 million from $4,516 million in 2005. The decrease was primarily driven by the net impact of items that affected the comparability of results as discussed above, lower net sales for pharmaceutical products resulting from lower PLAVIX* net sales and loss of exclusivity of PRAVACHOL, and increased spending on research and development, partially offset by an increase in equity in net income of affiliates and lower advertising and promotion expenses.

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

Pharmaceuticals

Earnings before minority interest and income taxes were $2,559 million in 2006. The decrease in 2006 from 2005 was primarily due to lower net sales as a result of lower PLAVIX* sales and loss of exclusivity of PRAVACHOL, investment in research and development and continued investment in key growth drivers and new products. Earnings before minority interest and income taxes of $3,732 million in 2005 decreased from $4,334 million in 2004, primarily due to lower net sales and gross margin, primarily related to exclusivity losses, higher advertising and product promotion investments behind growth drivers and increased spending on research and development.

Health Care Group

Nutritionals

Earnings before minority interest and income taxes were $696 million in 2006. The increase in 2006 from 2005 was primarily due to sales growth of children’s nutritional products, partially offset by increased investments in advertising expense and research and development programs. Earnings before minority interest and income taxes of $677 million in 2005 increased from $610 million in 2004, primarily due to increased worldwide sales of infant formula products and international sales of toddler and children’s nutritional products, partially offset by increased investments in advertising and product promotion, and research and development programs.

Other Health Care

Earnings before minority interest and income taxes were $517 million in 2006. The increase in 2006 from 2005 was primarily driven by increased sales in the ConvaTec and Medical Imaging businesses. Earnings before minority interest and income taxes of $469 million in 2005 decreased from $510 million in 2004, primarily due to the sale of the Consumer Medicines business in the third quarter of 2005 and higher spending on research and development, partially offset by sales growth in the ConvaTec and Medical Imaging businesses.

Corporate/Other

Loss before minority interest and income taxes was $1,137 million in 2006. The increase in 2006 from 2005 was primarily due to higher debt retirement costs in 2006 compared to 2005, lower gain on sale of a product asset in 2006 compared to the Consumer Medicines business in 2005, a $143 million income in 2005 resulting from the termination of the muraglitazar collaborative agreement, as well as lower insurance recoveries in 2006 as compared to 2005, partially offset by lower litigation charges in 2006 compared to 2005. Loss before minority interest and income taxes in 2005 of $362 million decreased from $1,036 million in 2004, primarily due to the increase on the gain on the sales of businesses/product lines, deferred income recognized from the termination of the collaborative agreement for muraglitazar and a reduction of litigation charges, net.

Income Taxes

The effective income tax rate on earnings from continuing operations before minority interest and income taxes was 23.2% in 2006 compared with 20.6% in 2005 and 34.4% in 2004. The increase in the effective tax rate in 2006 compared to 2005 resulted from the elimination in 2006 of tax benefits under Section 936 of the Internal Revenue Code, the treatment of provisions for a portion of certain litigation reserves as non-deductible in 2006, tax benefits in 2005 associated with the settlement of an Internal Revenue Service (IRS) examination and a favorable adjustment in 2005 to taxes on special dividends under the American Jobs Creation Act of 2004 (AJCA), partially offset by favorable U.S. tax legislation enacted in 2006 related to the tax treatment of certain inter-company transactions amongst the Company’s foreign subsidiaries, and the implementation of tax planning strategies in 2006 related to the utilization of certain charitable contributions. The decrease in the effective tax rate in 2005 was due primarily to a charge in 2004 of approximately $575 million for taxes on special dividends under the AJCA, a 2004 charge related to the establishment of a valuation allowance against certain charitable contributions and tax benefits in 2005 discussed above, partially offset by lower estimated foreign tax credits in 2005.

The Company has recorded significant deferred tax assets related to U.S. foreign tax credit carryforwards of approximately $1,071 million and U.S. research tax credit carryforwards of approximately $259 million, which expire in varying amounts beginning in 2012. Realization of the foreign tax credit and research tax credit carryforwards is dependent on generating sufficient domestic taxable income prior to their expiration. Although realization is not assured, management believes it is more likely than not that these deferred tax assets will be realized. The Company anticipates increasing its level of domestic profitability over time by undertaking actions such as increasing its biologics manufacturing capacity in the U.S. and implementing tax planning strategies. While increasing domestic profitability will likely cause the Company’s effective tax rate to increase, it will also further enhance the Company’s ability to utilize its foreign tax credit and research tax credit carryforwards. The amount of foreign tax credit and research tax credit carryforwards considered realizable, however, could be reduced in the near term if PLAVIX* is subject to either renewed or additional generic competition. If such events occur, the Company may need to record significant valuation allowances against these U.S. Federal deferred tax assets. For a discussion of PLAVIX* related matters, see “Item 8. Financial Statements—Note 21. Legal Proceedings and Contingencies.”

The Company’s U.S. Federal income tax returns for 2002 and 2003 are currently under examination by the IRS. The IRS has proposed (1) a significant disallowance of certain litigation settlement expenses and (2) a significant reduction in U.S. foreign tax credits claimed following the Company’s previously disclosed 2002 international restructuring. The IRS’ position on this latter matter also affects U.S. foreign tax credits claimed by the Company in 2004, although that year currently is not under examination. While the Company believes that it has very strong positions with respect to both issues and intends to contest the IRS’ positions, it is not possible to predict the outcome of these issues. The Company has established tax contingency reserves that reflect the best estimate of the probable tax liability for these matters. If the Company were not to prevail in a final, non-appealable determination of these matters the amount of loss in excess of established reserves could have a material adverse effect on the Company’s results of operations, however, the Company does not believe that such a determination would have a material adverse effect on its cash flows.

Minority Interest

In 2006, minority interest, net of taxes decreased to $440 million from $592 million in 2005 primarily due to lower earnings in the Company’s partnership with Sanofi for the territory covering the Americas, resulting from the impact of the August 2006 at-risk launch of generic clopidogrel bisulfate.

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

The following amounts related to the OTN business have been segregated from continuing operations and are reflected as discontinued operations for all periods presented:

	Year ended December 31,
Dollars in Millions	2006	2005	2004
Net sales	$—	$1,015	$2,506
Loss before income taxes	—	(8)	15
Loss, net of taxes	—	(5)	10

Financial Position, Liquidity and Capital Resources

Cash, cash equivalents and marketable securities were approximately $4.0 billion at December 31, 2006, compared to $5.8 billion at December 31, 2005. The Company continues to maintain a sufficient level of working capital, which was approximately $3.8 billion at December 31, 2006, decreasing from $5.4 billion at December 31, 2005.

As noted above, there have been recent developments in the pending patent litigation involving PLAVIX*, including the generic launch by Apotex in August 2006, which currently is subject to a preliminary injunction that has halted sales by Apotex. The trial in the underlying patent litigation ended on February 15, 2007 and the Court is expected to rule following post-trial briefing. If Apotex were to prevail at trial, the Company would expect that PLAVIX* would face renewed generic competition promptly thereafter. Subject to these risks, the Company currently believes that, in the absence of renewed or additional generic competition for PLAVIX* from other generic pharmaceutical companies, in 2007 and future periods, cash generated by its U.S. operations, together with existing cash and borrowings from the capital markets, to be sufficient to cover cash needs for working capital, capital expenditures (which the Company expects to include substantial investments in facilities to increase and maintain the Company’s capacity to provide biologics on a commercial scale), milestone payments and dividends paid in the U.S. Cash and cash equivalents, marketable securities, the conversion of other working-capital items and borrowings are expected to fund near-term operations.

Under any circumstances, renewed or additional generic competition for PLAVIX* would be material to the Company’s sales of PLAVIX* and results of operations and cash flows, and could be material to the Company’s financial condition and liquidity. Additional information about the pending PLAVIX* patent litigation and the recent adverse developments is included in “Item 8. Financial Statements—Note 21. Legal Proceedings and Contingencies—Intellectual Property—PLAVIX* Litigation” and “—Executive Summary—PLAVIX*” above.

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

As of December 31, 2006, the Company had approximately $11.3 billion of undistributed earnings of foreign subsidiaries for which taxes have not been provided as the Company has invested or expects to invest these undistributed earnings permanently offshore. If in the future these earnings are repatriated to the U.S., or if the Company determines such earnings will be remitted in the foreseeable future, additional tax provisions would be required. Due to complexities in the tax laws and the assumptions that would have to be made, it is not practicable to estimate the amounts of income taxes that would have to be provided.

Cash and cash equivalents at December 31, 2006 primarily consisted of U.S. dollar denominated bank deposits with an original maturity of three months or less. Marketable securities at December 31, 2006 primarily consisted of U.S. dollar denominated floating rate instruments with a ‘AAA/aaa’ credit rating. Due to the nature of these instruments, the Company considers it reasonable to expect that their fair market values will not be significantly impacted by a change in interest rates, and that they can be liquidated for cash at short notice. The average interest yield on invested cash and cash equivalents was 5.2% and 4.1% at December 31, 2006 and 2005, respectively, while interest yields on marketable securities averaged 5.3% and 4.4%, respectively.

In September 2006, the Company and Sanofi each posted $200 million towards a $400 million bond with the Court as collateral in support of the preliminary injunction. The Company has pledged to the issuer of the bond collateral for its $200 million bond consisting of short-term, high quality securities. This collateral is reported as marketable securities on the Company’s consolidated balance sheet at December 31, 2006. Under the terms of the pledge agreement, the Company is entitled to receive the income generated from the marketable securities and to make certain investment strategy decisions, but is restricted from using the $200 million pledged securities for any other purpose until such time as the bond is cancelled.

In December 2006, the Company completed the sale and leaseback of several administrative facilities in New Jersey for $283 million. The resulting pre-tax gain from the transaction of $154 million was deferred and will reduce future lease rental costs over the lease periods ranging from 8 to 12 years.

Short-term borrowings at the end of 2006 and 2005 were $187 million and $231 million, respectively. The Company maintains cash balances and short-term investments in excess of short-term borrowings.

Long-term debt was $7.2 billion at December 31, 2006 compared to $8.4 billion at December 31, 2005. During the fourth quarter of 2006, the Company restructured its long-term debt by retiring all of its outstanding $2.5 billion principal amount of 5.75% Notes due 2011, through a cash tender offer and subsequent redemption and issuing €500 million aggregate principal of 4.375% Notes due 2016, €500 million aggregate principal of 4.625% Notes due 2021, as well as $1.25 billion aggregate principal of 5.875% Notes due 2036. The Company incurred an aggregate pre-tax expense of approximately $220 million in connection with the early redemption of the 2011 Notes and termination of related interest rate swaps, which included the write-off of the related unamortized discount, issuance costs and deferred loss on an interest rate lock. Long-term debt at December 31, 2006 also included Japanese yen debt of 19.4 billion Yen.

In December 2006, the Company replaced its prior $2 billion revolving credit facility with a new $2 billion five year revolving credit facility from a syndicate of lenders, which is extendable on the anniversary date with the consent of the lenders. This facility contains customary terms and conditions substantially similar to the prior facility, including a financial covenant whereby the ratio of consolidated debt to consolidated capital cannot exceed 50% at the end of each quarter. The Company has been in compliance with this covenant since the inception of this new facility. There were no borrowings outstanding under the revolving credit facility at December 31, 2006.

In August 2005, a wholly-owned subsidiary of the Company entered into a new $2.5 billion term loan facility with a syndicate of lenders. Borrowings under this facility are guaranteed by the Company, the subsidiaries of the borrower and by certain European subsidiaries of the Company. This facility contains a five-year tranche of up to $2.0 billion and a two-year tranche of up to $500 million and was fully drawn at December 31, 2005. During the fourth quarter of 2006, the Company repaid the entire $500 million of the two-year tranche and $700 million of the five-year tranche. The Company is subject to substantially the same covenants as those included in its December 2004 Revolving Credit facility. The Company is also subject to further restrictions, including certain financial covenants. Prior to borrowing any proceeds against the facility in 2005, the Company obtained a waiver from the lenders for a covenant default under this facility due to a one-time intercompany distribution. At December 31, 2006, the Company was in full compliance with all covenants.

During the second quarter of 2005, the Company repurchased all of its outstanding $2.5 billion aggregate principal amount 4.75% Notes due 2006, and incurred an aggregate pre-tax loss of approximately $69 million in connection with the early redemption of the Notes and termination of related interest rate swaps.

A majority of the Company’s debt is fixed rate. The Company, however, has entered into fixed to floating interest rate swaps for $3.9 billion of its long-term debt, including €1 billion Euro. Interest expense, net of interest swap gains, was $498 million, $349 million, and $310 million, in 2006, 2005 and 2004, respectively. The increase in interest expense in 2006 from 2005 and in 2005 from 2004 was primarily due to higher interest rates.

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

The following is a discussion of working capital:

	December 31,
Dollars in Millions	2006	2005
Working capital	$3,806	$5,393

The decrease in working capital of $1,587 million from December 31, 2005 to December 31, 2006 was impacted by:

•	Decrease in cash and marketable securities primarily due to the repayment of long-tem debt.

•	Lower receivables primarily due to lower PLAVIX* sales and the loss of exclusivity of PRAVACHOL, mostly offset by higher receivables due from alliance partners.

•	Increase in inventories to support growth drivers and recently launched products, mostly offset by a reduction of PRAVACHOL inventory resulting from loss of exclusivity.

•	Reduction in deferred tax assets in 2006 primarily due to litigation settlement payments.

•	Lower accounts payable due to lower purchases of PRAVACHOL raw materials.

•	Increase in deferred income resulting from higher deferred alliance revenue.

•

Lower accrued rebates and returns primarily due to exclusivity loss of PRAVACHOL, volume erosion on highly rebated PARAPLATIN and TAXOL® (paclitaxel) and lower PLAVIX* volumes, partially offset by higher sales returns.

The following is a discussion of cash flow activities:

	Year Ended December 31,
Dollars in Millions	2006	2005	2004
Cash flow provided by/(used in):
Operating activities	$2,083	$1,836	$3,176
Investing activities	206	1,191	(1,622)
Financing activities	(3,351)	(3,637)	(463)

Net cash provided by operating activities was $2.1 billion in 2006 and $1.8 billion in 2005. The $247 million increase in 2006 compared to 2005 is mainly attributable to significant changes in adjustments to net earnings of $1,398 million and net changes in operating assets and liabilities of $264 million, offset by lower net earnings of $1,415 million.

Significant positive changes in adjustments to net earnings in 2006 compared to 2005, of $1,398 million, mainly included:

•

A $576 million positive cash flow variance in the deferred income tax expense/(benefit) due to a lower level of increase in deferred tax benefit in 2006 compared to 2005. In 2006, there was an increase in deferred tax benefits associated with U.S. research and development, foreign tax credits and an increase in litigation reserves. In 2005, there was an increase in deferred tax benefits associated with the reversal of the tax liability related to the repatriation of special dividends under the AJCA.

•	A $425 million positive cash flow variance due to lower gain on sale of a product asset in 2006 as compared to sale of a business in 2005.

•	A $143 million positive cash flow variance for deferred income recognized related to the termination of the muraglitazar collaborative agreement in 2005.

Net positive changes in operating assets and liabilities in 2006 compared to 2005, of $264 million, mainly included:

•

A $329 million negative cash flow variance from receivables. In 2006, the increase in cash flow was driven by increases in receivables due from alliance partners, which were partially offset by lower trade receivable volume. In 2005, the increase in cash flow is driven by the collection of foreign withholding taxes and from alliance partners.

•

A $448 million positive cash flow variance from inventories primarily due to an increase in inventories in 2005 resulting from the growth of newer products and in anticipation of new product launches, and the reduction in inventories in 2006 resulting from PRAVACHOL exclusivity loss.

•

A $283 million negative cash flow variance in litigation primarily due to settlement payments of $339 million in 2006 for the DPA and the Vanlev litigation, which were partially offset by unrelated insurance recoveries of $67 million.

•

A $443 million positive cash flow variance from income taxes payable primarily related to payments in 2005 for the settlement of examinations by the IRS for years 1998 through 2001 and the repatriation of special dividends under AJCA.

Net cash provided by investing activities was $206 million in 2006 compared to net cash provided of $1,191 million in 2005. The $985 million negative cash flow variance is primarily attributable to:

•	A $281 million negative cash flow variance mainly from the sale of marketable securities in 2005.

•	A $617 million negative cash flow variance from lower proceeds for the sale of a product asset in 2006 compared to the sale of the Consumer Medicines and OTN businesses in 2005.

•	A $280 million negative cash flow variance from milestone payments in 2006 primarily related to ImClone.

•	A $281 million positive cash flow variance for proceeds from the disposal of properties in connection with a sale and lease back transaction in 2006.

Net cash used in financing activities was $3,351 million in 2006 compared to $3,637 million in 2005. The $286 million positive cash flow variance was mainly attributable to:

•	A $1,655 million positive cash flow variance from the repayment of short-term borrowings in 2005.

•

A $1,198 negative cash flow variance from the retirement of long-term debt. In 2006, the Company repaid debt of $1,200 million and retired the 5.75% Notes due 2011 for $2,425 million. In 2005, the Company retired the 4.75% Notes due 2006 for $2,507 million.

Net cash provided by operating activities was $1.8 billion in 2005 and $3.2 billion in 2004. The $1,340 million decrease in 2005 compared to 2004 is mainly attributable to significant changes in adjustments to net earnings of $1,648 million and net changes in operating assets and liabilities of $304 million, offset by higher net earnings of $612 million.

Significant negative changes in adjustments to net earnings in 2005 compared to 2004, of $1,648 million, mainly included:

•	A $1,090 million negative cash flow variance due primarily to the reversal of the $575 million AJCA deferred tax provision recorded in 2004.

•	A $151 million negative cash flow variance due to lower litigation settlement expenses in 2006.

•	A $312 million negative cash flow variance due to a higher gain on sale of businesses in 2005 as compared to 2004.

Net changes in operating assets and liabilities in 2005 compared to 2004, of $304 million, mainly included:

•

A $1,095 million positive cash flow variance from receivables. The increase in cash flow from receivables is driven by lower sales volume in 2005 and an increase in foreign withholding taxes receivable in 2004.

•	A $511 million positive cash flow variance primarily due to lower litigation settlement payments as well as insurance recoveries in 2005.

•

A $626 million negative cash flow variance from accounts payable and accrued expenses primarily due to vendor payments prior to the sale of the OTN business in 2005 and lower accrued rebates and returns in 2005 as compared to 2004.

•

A $762 million negative cash flow variance from income taxes payable primarily related to payments in 2005 for the settlement of examinations by the IRS for years 1998 through 2001 and the repatriation of special dividends under AJCA.

Net cash provided by investing activities was $1,191 million in 2005 compared to net cash used of $1,622 million in 2004. The $2,813 million positive cash flow variance is primarily attributable to:

•	A $1,822 million positive cash flow variance mainly from the sale of marketable securities in 2005 compared with purchases in 2004.

•	A $479 million positive cash flow variance from higher proceeds from the sale of the Consumer Medicines and OTN businesses in 2005 compared with the sale of the Adult Nutritionals business in 2004.

•	A $250 million positive cash flow variance due to a milestone payment in 2004 to ImClone.

•	A $150 million positive cash flow variance due to the purchase of Acordis Specialty Fibres in 2004.

Net cash used in financing activities was $3,637 million in 2005 compared to $463 million in 2004. The $3,174 million negative cash flow variance was mainly attributable to:

•	A $3,183 million negative cash flow variance from the retirement of commercial paper in 2005 compared to purchases in 2004.

•	A $2,500 million negative cash flow variance due to the 2005 repurchase of the $2.5 billion 4.75% Notes due 2006.

•	A $2,500 million positive cash flow variance from proceeds from borrowings against the new term loan facility in 2005.

Cash provided from operations and borrowings were primarily used over the past three years to pay dividends of approximately $6.6 billion. The Company has also invested approximately $2.2 billion over the past three years in capital expansion to improve plant efficiency and maintain superior research facilities.

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

Dividends declared per common share were $1.12 for each of 2006, 2005 and 2004. In December 2006, the Company declared a quarterly dividend of $.28 per common share and indicated a dividend for the full year 2007 of $1.12 per share. Dividend decisions are made on a quarterly basis by the Company’s Board of Directors.

The Company’s financial condition and liquidity could be affected by obligations to make milestone or other one-time payments and by the outcome of pending litigations and investigations, including the challenge to the PLAVIX* patent and/or the potential for renewed or additional generic competition for PLAVIX*. For more information, see “Item 8. Financial Statements—Note 2. Alliances and Investments” and “—Note 21. Legal Proceedings and Contingencies.”

Contractual Obligations

Payments due by period for the Company’s contractual obligations at December 31, 2006, are as follows:

			Obligations Expiring by Period
Dollars in Millions	Total	2007	2008	2009	2010	2011	Later Years
Short-term borrowings	$187	$187	$—	$—	$—	$—	$—
Long-term debt (1)	7,248	—	1,735	—	1,329	—	4,184
Operating leases	714	141	120	97	70	63	223
Purchase obligations	2,728	505	464	412	399	382	566
Stand-by letters of credit/performance guarantees	165	105	48	1	—	—	11
Pension and other liabilities	1,589	135	196	153	150	147	808

Total	$12,631	$1,073	$2,563	$663	$1,948	$592	$5,792

(1)	The current portion of long-term debt obligations is included in short-term borrowings on the Company’s consolidated balance sheet at December 31, 2006 and all balances approximate the outstanding nominal long-term debt values. The contractual obligations table above excludes interest payment obligations. The Company’s convertible debenture is included as due for payment in 2008, as it contains a 2008 put and call feature.

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

For a discussion of contractual obligations, see “Item 8. Financial Statements—Note 14. Short-Term Borrowings and Long-Term Debt;” “—Note 17. Financial Instruments;” “—Note 19. Leases;” and “—Note 20. Pension and Other Postretirement Benefit Plans.”

SEC Consent Order and Deferred Prosecution Agreement

As previously disclosed, on August 4, 2004, the Company entered into a final settlement with the SEC, concluding an investigation concerning certain wholesaler inventory and accounting matters. The settlement was reached through a Consent, a copy of which was attached as Exhibit 10 to the Company’s quarterly report on Form 10-Q for the period ended September 30, 2004.

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

As previously disclosed, on June 15, 2005, the Company entered into a DPA with the USAO for the District of New Jersey resolving the investigation by the USAO of the Company relating to wholesaler inventory and various accounting matters covered by the Company’s settlement with the SEC. Pursuant to the DPA, the USAO filed a criminal complaint against the Company alleging conspiracy to commit securities fraud, but will defer prosecution of the Company and dismiss the complaint after two years if the Company satisfies all of the requirements of the DPA. A copy of the DPA was filed as Exhibit 99.2 to a Form 8-K filed by the Company on June 16, 2005 and is incorporated by reference hereto as Exhibit 10w to the Form 10-K for the fiscal year ended December 31, 2006.

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

The Company also agreed to implement remedial measures already undertaken or mandated in the Consent and in the settlements of the derivative litigation and the Federal securities class action relating to wholesaler inventory and various accounting matters. In addition, the Company agreed to undertake additional remedial actions, corporate reforms and other actions, including: (a) appointing an additional non-executive Director acceptable to the USAO; (b) establishing and maintaining a training and education program on topics that include corporate citizenship and financial reporting obligations; (c) making an additional $300 million payment into the shareholder compensation fund established in connection with the Consent; (d) not engaging in or attempting to engage in any criminal conduct as that term is defined in the DPA; (e) continuing to cooperate with the USAO, including with respect to the ongoing investigation regarding individual current and former employees of the Company; and (f) retaining a Monitor. Also as part of the DPA, the Board separated the roles of Chairman and Chief Executive Officer (CEO) of the Company and on June 15, 2005, elected a Non-Executive Chairman.

As noted above under the DPA, the Company agreed to not engage or attempt to engage in criminal conduct. “Criminal conduct” is defined under the DPA as a) any crime related to the Company’s business activities committed by one or more executive officers or directors; b) securities fraud, accounting fraud, financial fraud or other business fraud materially affecting the books and records of publicly filed reports of the Company, and c) obstruction of justice. The USAO, in its discretion, may prosecute the Company for any Federal crimes for which the USAO has knowledge, including the matters that were the subject of the criminal complaint referenced above, should the USAO determine that the Company committed any criminal conduct.

The Monitor has defined powers and responsibilities under the DPA, including the responsibility at least until April 2007 to oversee the Company’s compliance with all of the terms of the DPA, the Consent and the settlements of the derivative action and the Federal securities class action. The Monitor has the authority to require the Company to take any steps he believes necessary to comply with the terms of the DPA and the Company is required to adopt all recommendations made by the Monitor, unless the Company objects to the recommendation and the USAO agrees that adoption of the recommendation should not be required. In addition, the Monitor reports to the USAO, on at least a quarterly basis, as to the Company’s compliance with the DPA and the implementation and effectiveness of the internal controls, financial reporting, disclosure processes and related compliance functions of the Company.

On September 12, 2006, the Board announced that the Company’s then current CEO and General Counsel would be leaving their respective positions effective immediately. The announcement took place after the Board received and considered reports from the Company’s outside counsel on issues relating to the PLAVIX* patent litigation with Apotex and a preliminary recommendation from the Monitor to terminate the employment of such individuals. The Monitor’s recommendation followed an investigation initiated by the USAO, conducted by the Monitor and the USAO, into corporate governance issues relating to the Company’s negotiations on a proposed settlement with Apotex. The Company had been advised by the Monitor and the USAO that the investigation did not involve matters that are the subject of the ongoing investigation by the Antitrust Division of the Department of Justice into the PLAVIX* settlement agreement. At the time the Monitor made his preliminary recommendation, the Monitor and the USAO also advised the Company that they had not found a violation of the DPA or any unlawful conduct by the Company or its employees. The investigation included a review of whether there was any violation of Federal securities laws in connection with the proposed settlement with Apotex under the terms of the SEC Consent. The Monitor has completed his investigation and submitted his report on the investigation to the USAO. The Monitor’s report did not find any violation of the Consent or the Federal securities laws in connection with the proposed settlement. The Monitor concluded that the Company had violated certain paragraphs of the DPA related to governance matters. The violations cited by the Monitor in his report relate, among other things, to communication failures, including insufficient communications, by the Company’s former CEO and former General Counsel with the Board and with other members of senior management, as well as failure to comply with certain internal Company policies and procedures. The Monitor did not make any findings with respect to whether the Company knowingly and materially breached the DPA or make any recommendations. The USAO has advised the Company that he believes the matters cited in the Monitor’s report have been fully remediated and, accordingly, that he does not intend to take any action under the DPA with respect to the Monitor’s report. For additional information on the pending PLAVIX* patent litigation and the Antitrust Division investigation, see “Item 8. Financial Statements—Note 21. Legal Proceedings and Contingencies.”

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

The Company maintains IMAs with most of its U.S. pharmaceutical wholesalers that account for nearly 100% of total gross sales of U.S. pharmaceutical products. Under the current terms of the IMAs, the Company’s three largest wholesaler customers provide the Company with weekly information with respect to months on hand product level inventories and the amount of out-movement of products. These three wholesalers currently account for 90% of total gross sales of U.S. pharmaceutical products in 2006, 2005 and 2004. The inventory information received from these wholesalers, together with the Company’s internal information, is used to estimate months on hand product level inventories at these wholesalers. The Company estimates months on hand product inventory levels for its U.S. Pharmaceutical business’s wholesaler customers other than the three largest wholesalers by extrapolating from the months on hand calculated for the three largest wholesalers. The Company considers whether any adjustments are necessary to these extrapolated amounts based on such factors as historical sales of individual products made to such other wholesalers and third-party market research data related to prescription trends and patient demand. In contrast, for the Company’s Pharmaceutical business outside of the U.S., Nutritionals and Other Health Care business units around the world, the Company has significantly more direct customers, limited information on direct customer product level inventory and corresponding out-movement information and the reliability of third-party demand information, where available, varies widely. Accordingly, the Company relies on a variety of methods to estimate months on hand product level inventories for these business units.

The Company discloses for each of its top fifteen (15) pharmaceutical products (based on 2005 net sales) and pharmaceutical products that the Company views as current and future growth drivers sold by the U.S. Pharmaceuticals business the amount of net sales and the estimated number of months on hand in the U.S. wholesaler distribution channel as of the end of the immediately preceding quarter and as of the end of the applicable quarter as well as corresponding information for the prior year in its quarterly and annual reports on Forms 10-Q and 10-K. The Company discloses corresponding information for the top fifteen pharmaceutical products and pharmaceutical products that the Company views as current and future growth drivers sold within its major non-U.S. countries, as described above. For all other business units, the Company discloses on a quarterly basis the key product level inventories. The information required to estimate months on hand product level inventories in the direct customer distribution for the non-U.S. Pharmaceuticals businesses is not available prior to the filing of the quarterly report on Form 10-Q for an applicable quarter. Accordingly, the Company discloses this information on its website approximately 60 days after the end of the applicable quarter and furnishes it on Form 8-K, and in the Company’s Form 10-Q for the following quarter. In addition to the foregoing quarterly disclosure, the Company will include all the foregoing information for all business units for the immediately preceding quarter and of the applicable quarter as well as corresponding information for the prior year in its Annual Report on Form 10-K. For products not described above, if the inventory at direct customers exceeds approximately one month on hand, the Company will disclose the estimated months on hand for such product(s), except where the impact on the Company is de minimis.

The Company has enhanced and will continue to seek to enhance its methods to estimate months on hand product inventory levels for the U.S. Pharmaceuticals business and for the non-U.S. Pharmaceuticals businesses around the world, taking into account the complexities described above. The Company also has taken and will continue to take steps to expedite the receipt and processing of data for the non-U.S. Pharmaceuticals businesses.

The Company believes the above-described procedures provide a reasonable basis to ensure compliance with both the Consent and the DPA and provides sufficient information to comply with disclosure requirements of both.

Recently Issued Accounting Standards

The Company adopted SFAS No. 123(R), Shared-Based Payment, which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors based on estimated fair values. SFAS No. 123(R) supersedes the

Company’s previous accounting under APB No. 25, Accounting for Stock Issued to Employees, for periods beginning January 1, 2006. In March 2005, the SEC issued Staff Accounting Bulletin (SAB) No. 107, Share-Based Payment relating to SFAS No. 123(R). The Company has applied the provisions of SAB No. 107 in its adoption of SFAS No. 123(R).

The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, and has elected the alternative method as provided in FASB Staff Position (FSP) No. 123(R)-3 Transition Election Related to Accounting for the Tax Effects of Share - Based Payment Awards, in determining the Company’s pool of excess tax benefits. The Company’s consolidated financial statements for the year ended December 31, 2006 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Stock-based compensation expense recognized under SFAS No. 123(R) for the year ended December 31, 2006 was $112 million ($73 million, net of tax) or $0.04 per share, with a corresponding amount recorded in additional paid-in capital within stockholders’ equity. Additionally, $10 million related to performance awards was reclassified from liabilities to stockholders’ equity in connection with the adoption of SFAS No. 123(R).

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits an entity to measure certain financial assets and financial liabilities at fair value. The objective of SFAS No. 159 is to improve financial reporting by allowing entities to mitigate volatility in reported earnings caused by the measurement of related assets and liabilities using different attributes, without having to apply complex hedge accounting provisions. Under SFAS No. 159, entities that elect the fair value option (by instrument) will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option election is irrevocable, unless a new election date occurs. SFAS No. 159 establishes presentation and disclosure requirements to help financial statement users understand the effect of the entity’s election on its earnings, but does not eliminate disclosure requirements of other accounting standards. Assets and liabilities that are measured at fair value must be displayed on the face of the balance sheet. This Statement is effective for fiscal years beginning after November 15, 2007. The Company is evaluating this pronouncement.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R). This pronouncement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This pronouncement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The pronouncement does not require prior periods to be restated to reflect the impact of SFAS No. 158. The Company adopted SFAS No. 158 in the fiscal year ended December 31, 2006 and the adoption of this accounting pronouncement resulted in a $1,064 million reduction of accumulated other comprehensive income in stockholders’ equity, a $767 million reduction in total assets and a $297 million increase in total liabilities. The adoption of SFAS No. 158 did not impact the Company’s results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This pronouncement defines fair value establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement is effective for fiscal years beginning after November 15, 2007. The adoption of this accounting pronouncement is not expected to have a material effect on the Company’s consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108 Considering the Effects of Prior Year Misstatements when Quantifying the Misstatements in Current Year Financial Statements that expresses the staff’s views regarding the process of quantifying financial statement misstatements. This bulletin is effective for any interim period of the first fiscal year ending after November 15, 2006. SAB No. 108 requires that companies utilize a “dual approach” to assess the quantitative effects of financial statement misstatements. The dual approach includes both an income statement focus and balance sheet focus assessment. The adoption of this bulletin did not have any effect on the Company’s consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 which, in the case of the Company, is effective as of January 1, 2007. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN No. 48 requires that all tax positions be evaluated using a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Differences between tax positions taken in a tax return and amounts recognized in the financial statements are recorded as adjustments to income taxes payable or receivable, or adjustments to deferred taxes, or both. FIN No. 48 also requires expanded disclosure at the end of each annual reporting period including a tabular reconciliation of unrecognized tax benefits. In accordance with FIN No. 48, the Company will report the difference between the net amount of assets and liabilities recognized in the statement of financial position prior to and after the application of FIN No. 48 as a cumulative effect adjustment to the opening balance of retained earnings. The adoption of this accounting pronouncement is not expected to have a material effect on the Company’s consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140. This pronouncement relates to the accounting for separately recognized servicing assets and servicing liabilities. This Statement is effective for fiscal years beginning after September 15, 2006. The adoption of this accounting pronouncement is not expected to have a material effect on the Company’s consolidated financial statements.

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

In December 2004, the FASB issued FSP No. 109-1—Application of SFAS No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004. FSP No. 109-1 provides that the Deduction on Qualified Production Activities will be treated as a “special deduction” as described in SFAS No. 109, Accounting for Income Taxes. Accordingly, the tax effect of this deduction was reported as a component of the Company’s tax provision and did not have an effect on deferred tax assets and liabilities. On May 24, 2006, the IRS issued Final Tax Regulations (FTR) with respect to the Deduction on Qualified Production Activities under Section 199 of the Internal Revenue Code. The final regulations are effective for taxable years beginning on or after June 1, 2006. The adoption of the FTR and FSP No. 109-1 did not have a material impact on the Company’s consolidated financial statements.

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

In November 2004, the FASB issued SFAS No. 151, Inventory Costs—an Amendment of ARB No. 43, Chapter 4. The pronouncement requires abnormal amounts of idle facility and related expenses to be recognized as current period charges and also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this accounting pronouncement did not have a material effect on the Company’s consolidated financial statements.

Critical Accounting Policies

The Company prepares its financial statements in conformity with accounting principles generally accepted in the U.S. The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (GAAP) requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, including disclosure of contingent assets and contingent liabilities, at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company’s critical accounting policies are those that are both most important to the Company’s financial condition and results of operations and require the most difficult, subjective or complex judgments on the part of management in their application, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Because of the uncertainty of factors surrounding the estimates or judgments used in the preparation of the consolidated financial statements, actual results may vary from these estimates.

The Company believes that the following discussion represents its critical accounting policies. Management has discussed the Company’s critical accounting policies with the Audit Committee of the Board of Directors.

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

In previous years, certain transactions with the Company’s U.S. pharmaceutical wholesalers were accounted for using the consignment model. In the case of sales made to wholesalers (1) as a result of incentives, (2) in excess of the wholesaler’s ordinary course of business inventory level, (3) at a time when there was an understanding, agreement, course of dealing or consistent business practice that the Company would extend incentives based on levels of excess inventory in connection with future purchases, and (4) at a time when such incentives would cover substantially all, and vary directly with, the wholesaler’s cost of carrying inventory in excess of the wholesaler’s ordinary course of business inventory level, substantially all the risks and rewards of ownership did not transfer upon shipment, and accordingly, such sales were accounted for using the consignment model. The determination of when, if at all, sales to a wholesaler meet the foregoing criteria involves evaluation of a variety of factors and a number of complex judgments. Under the consignment model, the Company does not recognize revenue upon shipment of product. Rather, upon shipment of product, the Company invoices the wholesaler, records deferred revenue at gross invoice sales price, and classifies the inventory held by the wholesalers as consignment inventory at the Company’s cost of such inventory. The Company recognizes revenue (net of the gross to net sales adjustments discussed below, all of which involve significant estimates and judgments) when the consignment inventory is no longer subject to incentive arrangements, but not later than when such inventory is sold through to the wholesalers’ customers, on a first-in first-out basis (FIFO).

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

For discussions on revenue recognition, see “Item 8. Financial Statements—Note 1. Accounting Policies—Revenue Recognition and Sales Rebate and Return Accruals.”

Gross-to-Net Sales Adjustments

The Company has the following significant categories of gross-to-net sales adjustments: prime vendor charge-backs, WIC rebates, managed health care rebates and other contract discounts, Medicaid rebates, cash discounts, sales returns, and other adjustments, all of which involve significant estimates and judgments and require the Company to use information from external sources. The Company accounts for these gross-to-net sales adjustments in accordance with Emerging Issues Task Force Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products), and SFAS No. 48, Revenue Recognition When Right of Return Exists, as applicable. See “—Net Sales” section above for a reconciliation of the Company’s gross sales to net sales by each significant category of gross-to-net sales adjustment.

Prime vendor charge-backs

The Company’s U.S. businesses participate in prime vendor programs with government entities, the most significant of which are the U.S. Department of Defense and the U.S. Department of Veterans Affairs, and other parties whereby pricing on products is extended below wholesaler list price to participating entities. These entities purchase products through wholesalers at the lower prime vendor price and the wholesalers charge the difference between their acquisition cost and the lower prime vendor price back to the Company. The Company accounts for prime vendor charge-backs by reducing accounts receivable in an amount equal to the Company’s estimate of charge-back claims attributable to a sale. The Company determines its estimate of the prime vendor charge-backs primarily based on historical experience regarding prime vendor charge-backs and current contract prices under the prime vendor programs. The Company considers prime vendor payments, levels of inventory in the distribution channel, and the Company’s claim processing time lag and adjusts the reduction to accounts receivable periodically throughout each quarter to reflect actual experience.

WIC rebates

         The Company’s U.S. Nutritionals business participates on a competitive bidding basis in nutrition programs sponsored by states, tribal governments, the Commonwealth of Puerto Rico and the U.S. territories for WIC. Under these programs, the Company reimburses these entities for the difference between wholesaler list price and the contract price on eligible products. The Company accounts for WIC rebates by establishing an accrual in an amount equal to the Company’s estimate of WIC rebate claims attributable to a sale. The Company determines its estimate of the WIC rebate accrual primarily based on historical experience regarding WIC rebates and current contract prices under the WIC programs. The Company considers levels of inventory in the distribution channel, new WIC contracts, terminated WIC contracts, changes in existing WIC contracts, and WIC participation and adjusts the accrual periodically throughout each quarter to reflect actual experience.

Managed health care rebates and other contract discounts

The Company offers rebates and discounts to managed health care organizations in the U.S. which manage prescription drug programs and Medicare Advantage prescription drug plans covering the Medicare Part D drug benefit in addition to their commercial plans, as well as globally to other contract counterparties such as hospitals and group purchasing organizations. The Company accounts for managed health care rebates and other contract discounts by establishing an accrual in an amount equal to the Company’s estimate of managed health care rebates and other contract discounts attributable to a sale. The Company determines its estimate of the managed health care rebates and other contract discounts accrual primarily based on historical experience regarding these rebates and discounts and current contract prices. The Company considers the sales performance of products subject to managed health care rebates and other contract discounts and levels of inventory in the distribution channel and adjusts the accrual periodically throughout each quarter to reflect actual experience.

Medicaid rebates

The Company’s U.S. businesses participate in state government-managed Medicaid programs as well as certain other qualifying Federal and state government programs whereby discounts and rebates are provided to participating state and local government entities. Discounts and rebates provided through these latter programs are included in the Company’s Medicaid rebate accrual and are considered Medicaid rebates for the purposes of this discussion. The Company accounts for Medicaid rebates by establishing an accrual in an amount equal to the Company’s estimate of Medicaid rebate claims attributable to a sale. The Company determines its estimate of the Medicaid rebates accrual primarily based on historical experience regarding Medicaid rebates, as well as any expansion on a prospective basis of its participation in the non-mandatory aspects of the qualifying Federal and state government programs, legal interpretations of applicable laws related to Medicaid and qualifying Federal and state government programs, and any new information regarding changes in the Medicaid programs’ regulations and guidelines that would impact the amount of the rebates. The Company considers outstanding Medicaid claims, Medicaid payments, and levels of inventory in the distribution channel and adjusts the accrual periodically throughout each quarter to reflect actual experience.

Cash discounts

In the U.S. and certain other countries, the Company offers cash discounts, approximating 2% of the sales price, as an incentive for prompt payment. The Company accounts for cash discounts by reducing accounts receivable by the full amount of the discounts. The Company considers payment performance and adjusts the accrual to reflect actual experience.

Sales returns

The Company accounts for sales returns in accordance with SFAS No. 48, Revenue Recognition When Right of Return Exists, by establishing an accrual in an amount equal to the Company’s estimate of sales recorded for which the related products are expected to be returned. In 2006, 2005 and 2004, the provision for sales returns was $230 million, $164 million and $276 million, respectively, or 1% of gross sales for each of the three years.

For returns of established products, the Company determines its estimate of the sales return accrual primarily based on historical experience regarding sales returns, but also considers other factors that could impact sales returns. These factors include levels of inventory in the distribution channel, estimated shelf life, product recalls, product discontinuances, price changes of competitive products, introductions of generic products and introductions of competitive new products. The Company considers all of these factors and adjusts the accrual periodically throughout each quarter to reflect actual experience.

The Company considers the level of inventory in the distribution channel and determines whether it believes an adjustment to the sales return accrual is appropriate. The Company adjusts the sales return accrual based on historical experience, the Company’s returned goods policy, the shelf life of the Company’s products, and life cycle of the product levels of inventory in the distribution channel. The Company considers introductions of generic products and factors the impact into the sales returns calculation based on historical experience and the Company’s returned goods policy.

In the event of a product recall or product discontinuance, the Company considers the reasons for and impact of such actions and adjusts the sales return accrual as appropriate, taking into account historical experience, estimated levels of inventory in the distribution channel and, for product discontinuances, estimates of continuing demand.

Sales returns accruals from new products are estimated and primarily based on the historical sales returns experience of similar products, such as those within the same line of product or those within the same or similar therapeutic category. In limited circumstances, where the new product is not an extension of an existing line of product or where the Company has no historical experience with products in a similar therapeutic category, such that the Company cannot reliably estimate expected returns of the new product, the Company defers recognition of revenue until the right of return no longer exists or until the Company has developed sufficient historical experience to estimate sales returns. The Company also considers the shelf life of new products and determines whether it believes an adjustment to the sales return accrual is appropriate. The shelf life in connection with new products tends to be shorter than the shelf life for more established products because the Company may still be developing an optimal manufacturing process for the new product that would lengthen its shelf life. In addition, higher launch quantities may have been manufactured in advance of the launch date to ensure sufficient supply exists to satisfy market demand. In those cases, the Company assesses the reduced shelf life, together with estimated levels of inventory in the distribution channel and projected demand, and determines whether it believes an adjustment to the sales return accrual is appropriate.

Other adjustments

In addition to the gross-to-net sales adjustments described above, the Company makes other gross-to-net sales adjustments. For example, the Company offers sales discounts, most significantly in its non-U.S. businesses, and also offers consumer coupons and rebates, most significantly in its U.S. Nutritionals and Pharmaceuticals business. In addition, in a number of countries outside the U.S., including major European countries, the Company provides rebates to government entities. The Company generally accounts for these other gross-to-net adjustments by establishing an accrual in an amount equal to the Company’s estimate of the adjustments attributable to a sale. The Company generally determines its estimates of the accruals for these other gross-to-net sales adjustments primarily based on historical experience, performance on commitments to government entities and other relevant factors, including estimated levels of inventory in the distribution channel, and adjusts the accruals periodically throughout each quarter to reflect actual experience.

Use of information from external sources

The Company uses information from external sources to estimate its gross-to-net sales adjustments. The Company’s estimates of inventory at the wholesalers and deferred revenue on consigned inventory are based on the projected prescription demand-based sales for its products and historical inventory experience, as well as the Company’s analysis of third-party information, including written and oral information obtained from certain wholesalers with respect to their inventory levels and sell-through to customers and third-party market research data, and the Company’s internal information. The inventory information received from wholesalers is a product of their record-keeping process and excludes inventory held by intermediaries to whom they sell, such as retailers and hospitals. The Company receives information from IMS, a supplier of market research to the pharmaceutical industry, which it uses to project the prescription demand-based sales for many of its U.S. Pharmaceutical products. The Company has historically reported estimated total U.S. prescription growth and estimated therapeutic category share based on NPA data, which IMS made available to the public on a subscription basis, and a simple average of the estimated number of prescriptions in the retail and mail order channels. In the third quarter of 2005, the Company began disclosing estimated total U.S. prescription growth and estimated therapeutic category share based on both NPA and NGPS version 1.0 data. NGPS version 1.0 data was collected by IMS under a new, revised methodology and was released by IMS on a limited basis through a pilot program. IMS has announced that NGPS version 2.0 data is available to the public on a subscription basis starting in January 2007 and legacy NPA and NGPS version 1.0 will be discontinued. The Company believes that the NGPS data provided by IMS provides a superior estimate of prescription data for the Company’s products in the retail and mail order channels. The Company has calculated the estimated total U.S. prescription growth and the estimated therapeutic category share based on NGPS data on a weighted average basis to reflect the fact that mail order prescriptions include a greater volume of product supplied compared with retail prescriptions. The Company believes that calculation of the estimated total U.S. prescription growth and the estimated therapeutic category share based on the NGPS data and the weighted average approach with respect to the retail and mail order channels provide a superior estimate of total prescription demand. The Company now uses this methodology for its internal demand forecasts. The Company also uses information from external sources to identify prescription trends, patient demand and average selling prices. The Company’s estimates are subject to inherent limitations of estimates that rely on third-party information, as certain third-party information was itself in the form of estimates, and reflect other limitations including lags between the date as of which third-party information is generated and the date on which the Company receives third-party information.

Retirement Benefits

The Company’s pension plans and postretirement benefit plans are accounted for using actuarial valuations required by SFAS No. 87, Employers’ Accounting for Pensions, and SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. The Company considers accounting for retirement plans critical because management is required to make significant subjective judgments about a number of actuarial assumptions, including discount rates, salary growth, long-term return on plan assets, retirement, turnover, health care cost trend rates, and mortality rates. Depending on the assumptions and estimates used, the pension and postretirement benefit expense could vary within a range of outcomes and have a material effect on reported earnings. In addition, the assumptions can materially affect projected benefit obligations and future cash funding.

The Company adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) in the fiscal year ended December 31, 2006 and the adoption of this accounting pronouncement resulted in a $1,064 million reduction of accumulated other comprehensive income in stockholder’s equity, a $767 million reduction in total assets and a $297 million increase in total liabilities. The adoption of SFAS No. 158 did not impact the Company’s results of operations or cash flows.

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

Benefits under the Company’s defined benefit pension plans are based primarily on years of credited service and on participants’ compensation. Assets under the Company’s defined benefit plans consist primarily of equity and fixed-income securities. At December 31, 2006, the fair market value of plan assets for the Company’s defined benefit plans increased to $5,658 million from $5,017 million at December 31, 2005. For the U.S. plans, assets were allocated 69% to equity securities (compared to 68% at the end of 2005), 23% to fixed income securities (compared to 25% at the end of 2005) and 8% to private equity and other investments (compared to 7% at the end of 2005). Bristol-Myers Squibb common stock represented less than 1% of assets for the U.S. plans at the end of 2006 and 2005.

The Company provides comprehensive medical and group life benefits for substantially all U.S. retirees who elect to participate in the Company’s comprehensive medical and group life plans. The asset allocation for these postretirement plans is identical to the asset allocation described above for the U.S. defined benefit pension plans.

Accrual Accounting and Significant Assumptions

Consistent with the requirements of SFAS No. 87, the Company accounts for pension benefits using the accrual method, recognizing pension expense before the payment of benefits to retirees. The accrual method of accounting for pension benefits necessarily requires actuarial assumptions concerning future events that will determine the amount and timing of the benefit payments.

The Company’s key assumptions used in calculating its cost of pension benefits are the discount rate, the rate of compensation increase, and the expected long-term rate of return on plan assets. The Company, in consultation with its actuaries, evaluates the key actuarial assumptions and other assumptions used in calculating its cost of pension benefits, such as retirement, turnover and mortality rates, based on expectations or actual experience, as appropriate, and determines such assumptions on December 31 of each year to calculate liability information as of that date and pension expense for the following year. Depending on the assumptions used, the pension expense could vary within a range of outcomes and have a material effect on reported earnings. In addition, the assumptions can materially affect projected benefit obligations and future cash funding. Actual results in any given year may differ from those estimated because of economic and other factors.

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

In 2006, net pension expense for the Company’s defined benefit pension plans included in earnings before minority interest and income taxes was $332 million compared to $392 million in 2005.

The U.S. plans’ pension expense for 2006 was determined using a 5.75% assumed discount rate and a 3.56% assumed rate of compensation increase. The present value of benefit obligations at December 31, 2006 for the U.S. plans was determined using a 6.00% assumed discount rate and a 3.56% assumed rate of compensation increase. If the assumed discount rate used in determining the U.S. plans pension expense for 2006 had been reduced by 0.25%, such expense would have increased by approximately $18 million. If the assumed rate of compensation increase used in determining the U.S. plans, pension expense for 2006 had been reduced by 0.25%, such expense would have decreased by approximately $9 million. If the assumed discount rate used in determining the accumulated benefit obligation at December 31, 2006 had been reduced by 0.25%, the accumulated benefit obligation would have increased by $123 million.

The U.S. plans’ pension expense for 2006 was determined using an 8.75% expected long-term rate of return on plan assets. If the expected long-term rate of return on plan assets used in determining the U.S. plans, pension expense for 2006 had been reduced by 1%, such expense would have increased by $38 million.

Actual rates of return earned on U.S. plan assets for each of the last 10 years were as follows:

Year	Return	Year	Return
2006	14.9%	2001	(6.1)%
2005	9.8%	2000	3.5%
2004	12.6%	1999	18.2%
2003	25.0%	1998	13.3%
2002	(13.4)%	1997	22.2%

At December 31, 2006, the Company increased its assumed discount rate for U.S. plans from 5.75% to 6.00% and maintained its assumed rate of compensation increase at 3.56%. Compensation is assumed to increase on a scale with different rates for different ages. The 3.56% rate disclosed at December 31, 2006 is the single rate, which, if used at each age, would produce the same present value of benefit obligations.

The Company maintained the expected rate of return on U.S. plan assets at 8.75% for 2007.

The Company expects that the net pension expense for its defined benefit pension plans included in earnings before minority interest and income taxes will be approximately $25 million lower in 2007 than the $332 million in 2006, reflecting primarily the positive delayed impact of the favorable 2004-2006 investment returns.

The Company has used the same assumed discount rates and expected long-term rates of return on plan assets in calculating its cost of pension benefits and its cost of other postretirement benefits for U.S. plans except in the case of the discount rates at December 31, 2006 and 2005. Rates of 6.00% and 5.75%, respectively, were used for pension benefits versus 5.75% and 5.50%, respectively, for other postretirement benefits to reflect the shorter duration of the other postretirement liabilities at December 31, 2006 and 2005, respectively.

U.S. health care costs for the retiree population are assumed to increase 10.0% in 2007 and then trend down to an expected increase of 4.5% per year by 2018. If actual costs are higher than those assumed, this will likely put significant upward pressure on the Company’s expense for retiree health care.

The effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 are reflected in 2006 net periodic postretirement benefit cost (a reduction of $11 million) and accumulated postretirement benefit obligation at January 1, 2006 (a reduction of $94 million).

Recognition of Actuarial Gains and Losses

In 2006, SFAS No. 158 requires the recognition of actuarial gains and losses as a component of stockholders’ equity in accumulated other comprehensive income while SFAS No. 87 provides for delayed recognition in years prior to 2006. These amounts arise from changes in the estimated plan benefit obligations due to changes in the assumed discount rate, differences between the actual and expected returns on plan assets, and other assumption changes. The net actuarial gain or loss, determined based on the market-related value of plan assets (which differs from fair market value and is a calculated value that recognizes changes in fair value in a systematic and rational manner over not more than five years), be amortized in pension income or expense for the year to the extent that such unrecognized net actuarial loss or gain exceeds 10% of the greater of the projected benefit obligation or the market-related value of plan assets at the beginning of the year. These net gains and losses are recognized as pension income or expense prospectively over a period that approximates the average remaining service period of active employees expected to receive benefits under the plans (approximately 10 years) to the extent that they are not offset by losses and gains in subsequent years.

The unrecognized net actuarial loss reflects in large part the steady reduction of the weighted-average discount rate over the years. Unless offset by future unrecognized gains from higher discount rates or higher than expected returns on plan assets, amortization of the unrecognized loss is expected to increase pension expense by $133 million in 2007 and by progressively lower amounts for each of the following nine years.

Plan Funding

The Company’s funding policy for defined benefit plans is to contribute amounts to provide for current service and to fund past service liability. The Company contributed $325 million and $423 million to the defined benefit plans in 2006 and 2005, respectively.

For discussions on retirement benefits, see “Item 8. Financial Statements—Note 20. Pension and Other Postretirement Benefit Plans.”

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

Equity Investments

The Company reviews its equity investments for impairment based on its determination of whether the decline in market value of the investment below the Company’s carrying value is other than temporary. In making this determination, the Company considers APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock and related interpretations, which set forth factors to be evaluated in determining whether a loss in value should be recognized, including the Company’s ability to hold its investment, the market price and market price fluctuations of the investment’s publicly traded shares and inability of the investee to sustain an earnings capacity, which would justify the carrying amount of the investment. The Company’s investment in ImClone is subject to this accounting. For a discussion of the Company’s investment in ImClone, see “Item 8. Financial Statements—Note 2. Alliances and Investments.”

For discussions on equity investments, see “Item 8. Financial Statements—Note 1. Accounting Policies—Investments” and “—Note 2. Alliances and Investments.”

Restructuring

To streamline operations and rationalize manufacturing facilities, the Company has periodically recorded restructuring charges. As a result, the Company has made estimates and judgments regarding its future plans, including future termination benefits and other exit costs to be incurred when the restructuring actions take place. Actual results could vary from these estimates. Adjustments of $14 million, $1 million and $8 million were recorded in 2006, 2005 and 2004, respectively, and reflect changes in estimates for restructuring actions taken in prior periods.

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

For discussions on contingencies, see “Item 8. Financial Statements—Note 1. Accounting Policies—Income Taxes and Contingencies;” “—Note 8. Income Taxes,” and “—Note 21. Legal Proceedings and Contingencies.”

Income Taxes

The provision for income taxes has been determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax bases of the Company’s assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. The assessment of whether or not a valuation allowance is required often requires significant judgment including the long-range forecast of future taxable income and the evaluation of tax planning initiatives. Adjustments to the deferred tax valuation allowances are made to earnings in the period when such assessments are made. As of December 31, 2006 and 2005, the Company had net deferred tax assets of $3,154 million and $2,380 million, respectively, net of valuation allowances of $625 million and $559 million, respectively. The increase in net deferred tax assets in 2006 primarily resulted from the adoption of SFAS No. 158, see “Item 8. Financial Statements—Note 8. Income Taxes” and “—Note 20. Pension and Other Postretirement Benefit Plans.”

The Company has recorded significant deferred tax assets related to U.S. foreign tax credit carryforwards of approximately $1,071 million and U.S. research tax credit carryforwards of approximately $259 million, which expire in varying amounts beginning in 2012. Realization of the foreign tax credit and research tax credit carryforwards is dependent on generating sufficient domestic taxable income prior to their expiration. Although realization is not assured, management believes it is more likely than not that these deferred tax assets will be realized. The Company anticipates increasing its level of domestic profitability over time by undertaking actions such as increasing its biologics manufacturing capacity in the U.S. and implementing tax planning strategies. While increasing domestic profitability will likely cause the Company’s effective tax rate to increase, it will also further enhance the Company’s ability to utilize its foreign tax credit and research tax credit carryforwards. The amount of foreign tax credit and research tax credit carryforwards considered realizable, however, could be reduced in the near term if PLAVIX* is subject to either renewed or additional generic competition. If such events occur, the Company may need to record significant valuation allowances against these U.S. Federal deferred tax assets. For a discussion of PLAVIX* related matters, see “Item 8. Financial Statements—Note 21. Legal Proceedings and Contingencies.”

The Company conducts business in various countries throughout the world and is subject to tax in numerous jurisdictions. As a result of its business activities, the Company files a significant number of tax returns that are subject to examination by various Federal, state, and local tax authorities. Tax examinations are often complex as tax authorities may disagree with the treatment of items reported by the Company and may require several years to resolve. The Company establishes liabilities for possible assessments by tax authorities resulting from known tax exposures including, but not limited to, transfer pricing matters, tax credits, and deductibility of certain expenses. Such liabilities represent a reasonable provision for taxes ultimately expected to be paid, and may need to be adjusted over time as more information becomes known.

As of December 31, 2006, the Company had approximately $11.3 billion of undistributed earnings of foreign subsidiaries for which taxes have not been provided as the Company has invested or expects to invest these undistributed earnings permanently offshore. If in the future these earnings are repatriated to the U.S., or if the Company determines such earnings will be remitted in the foreseeable future, additional tax provisions would be required. Due to complexities in the tax laws and the assumptions that would have to be made, it is not practicable to estimate the amounts of income taxes that would have to be provided.

For discussions on income taxes, see “Item 8. Financial Statements—Note 1. Accounting Policies—Income Taxes” and “—Note 8. Income Taxes.”

Stock-Based Compensation Expense

The Company adopted SFAS No. 123(R), Share-Based Payment, which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors based on estimated fair values. The Company uses the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, and has elected the alternative method as provided in FSP No. 123(R)-3 in determining the Company’s pool of excess tax benefits. The Company’s consolidated financial statements for the year ended December 31, 2006 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Stock-based compensation expense recognized under SFAS No. 123(R) for the year ended December 31, 2006 was $112 million ($73 million, net of tax) or $0.04 per share, with a corresponding amount recorded in additional paid-in capital within stockholders’ equity. Comparatively, on a pro forma basis, stock-based compensation expense of $31 million and $30 million ($20 million and $19 million, net of tax), respectively, was recognized for the years ended December 31, 2005 and 2004, respectively, under APB No. 25. Additionally, $10 million related to performance awards was reclassified from liabilities to stockholders’ equity in connection with the adoption of SFAS No. 123(R).

The Company estimates the fair value of stock-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statement of earnings. Prior to the adoption of SFAS No. 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method related to stock options in accordance with APB No. 25 as allowed under SFAS No. 123, Accounting for Stock-Based Compensation. Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s consolidated statement of earnings because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s consolidated statement of earnings for the year ended December 31, 2006 included compensation expense for stock-based payment awards granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123(R) and compensation expense for the stock-based payment awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).

In conjunction with the adoption of SFAS No. 123(R), the Company changed its method of attributing the value of stock-based compensation expense from the accelerated multiple-option approach to the straight-line single option method. Compensation expense for all stock-based payment awards granted prior to 2006 will continue to be recognized using the accelerated multiple-option approach while compensation expense for all stock-based payment awards, with a service condition only, granted on or subsequent to January 1, 2006 is recognized using the straight-line single-option method. Stock-based payment awards granted on or subsequent to January 1, 2006, with both a service and market condition will be recognized using the accelerated multiple-option approach as required under SFAS No. 123(R).

Prior to 2006, the Company applied APB Opinion No. 25, and did not recognize compensation expense for stock options granted under the plans as the exercise price of the option on the date of grant is equal to the fair market value as of that date. However, for grants of restricted stock, the Company recognized compensation expense on a straight-line basis over the period that the restrictions expire.

The fair value of the options granted during 2006, 2005 and 2004 was estimated as $4.74 per common share, $5.49 per common share and $5.91 per common share, respectively on the date of grant using the Black-Scholes option–pricing model with the following assumptions:

	2006	2005	2004
Expected volatility	26.7%	29.4%	30.0%
Risk-free interest rate	4.6%	4.4%	3.5%
Dividend yield	4.8%	4.6%	4.4%
Expected life	6.3 yrs	7.0 yrs	7.0 yrs

The Company determines fair value of certain stock-based payment awards on the date of grant using an option-pricing model. This model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to: the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

With respect to the accounting treatment of retirement eligibility provisions of employee stock-based compensation awards, the Company has historically followed the nominal vesting period approach. Upon the adoption of SFAS No. 123(R), the Company follows the non-substantive vesting period approach and recognizes compensation cost over a one-year period for awards granted to retirement eligible employees, or over the period from the grant date to the date retirement eligibility is achieved if more than one- year, but less than the vesting period. The impact of applying the non-substantive vesting period approach is not material to the Company’s consolidated financial statements.

As stock-based compensation expense recognized in the consolidated statement of earnings for the year ended December 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The Company estimates forfeitures at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS No. 123 for the periods prior to 2006, the Company accounted for forfeitures as they occurred.

Special Note Regarding Forward-Looking Statements

This annual report and other written and oral statements the Company makes from time to time contain certain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by the fact they use words such as “should”, “expect”, “anticipate”, “estimate”, “target”, “may”, “project”, “guidance”, “intend”, “plan”, “believe” and other words and terms of similar meaning and expression in connection with any discussion of future operating or financial performance. One can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Such forward-looking statements are based on current expectations and involve inherent risks and uncertainties, including factors that could delay, divert or change any of them, and could cause actual outcomes to differ materially from current expectations. These statements are likely to relate to, among other things, the Company’s goals, plans and projections regarding its financial position, results of operations, cash flows, market position, product development, product approvals, sales efforts, expenses, performance or results of current and anticipated products and the outcome of contingencies such as legal proceedings, and financial results, which are based on current expectations that involve inherent risks and uncertainties, including internal or external factors that could delay, divert or change any of them in the next several years. The Company has included important factors in the cautionary statements included in this annual report that the Company believes could cause actual results to differ materially from any forward-looking statement.

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

The Company’s primary net foreign currency translation exposures are the euro, Japanese yen, Mexican peso, Chinese renminbi and Canadian dollar.

The Company utilizes foreign currency contracts to hedge anticipated transactions, primarily intercompany transactions, on certain foreign currencies and designates these derivative instruments as foreign currency cash flow hedges when appropriate.

The table below summarizes the Company’s outstanding foreign exchange forward contracts as of December 31, 2006. The fair value of all foreign exchange forward contracts is based on year-end currency rates. The fair value of foreign exchange forward contracts should be viewed in relation to the fair value of the underlying hedged transactions and the overall reduction in exposure to adverse fluctuations in foreign currency exchange rates.

Dollars in Millions, Except Currency Rates	Weighted Average Strike Price	Notional Amount	Fair Value Asset/(Liability)	Maturity
Foreign Exchange Forwards:
Australian Dollar	0.76	$102	$(2)	2007/2008
British Pound	1.87	36	(2)	2007
Canadian Dollar	1.15	185	2	2007/2008
Euro	1.27	922	(42)	2007/2008
Japanese Yen	107.8	209	12	2007/2008
Mexican Peso	10.94	55	—	2007
Swedish Krona	6.89	34	(1)	2007/2008
Swiss Franc	1.18	42	—	2007/2008

Total Contracts		$1,585	$(33)

At December 31, 2006, the Company held foreign exchange forward contracts with maturity dates from 2007 to 2008. At December 31, 2006, the Company did not hold any foreign exchange option contracts. The notional amounts and fair values of the foreign exchange forward contract maturity dates are expressed in the table below, dollars in millions:

Year of Maturity	Notional Amount	Fair Value
2007	$1,173	$(35)
2008	412	2

At December 31, 2006, the fair value of the Company’s foreign exchange forward contracts was a net liability of $33 million, of which $18 million was recorded as a non-current asset and $51 million was recorded as a current liability. The Company estimates that a 10% appreciation or depreciation in the underlying currencies being hedged from their levels against the dollar as of December 31, 2006, with all other variables held constant, would decrease or increase, respectively, by $159 million, the fair value of foreign exchange forward contracts held at December 31, 2006.

The Company is obligated to settle foreign exchange forward contracts based on the specified contract rates. As of December 31, 2006, the balance of deferred net after-tax losses of foreign exchange forward contracts included in accumulated other comprehensive income was $22 million, of which a net after-tax loss of $25 million is estimated to be reclassified into earnings within the next 12 months.

At December 31, 2005, the Company held foreign exchange forward contracts with an aggregate notional amount of $2,296 million. The fair value of the foreign exchange forward contracts was a net asset of $53 million, of which $94 million was recorded as a non-current asset and $41 million was recorded as a current liability. These contracts primarily related to exposures in euro, Canadian dollar and Australian dollar. The Company estimates that a 10% appreciation or depreciation in the underlying currencies being hedged from their levels against the dollar as of December 31, 2005, with all other variables held constant, would decrease or increase, respectively, by $230 million, the fair value of foreign exchange forward contracts held at December 31, 2005.

For the years ended December 31, 2006, 2005 and 2004, the impact of hedge ineffectiveness on earnings was not significant. Additionally, for the years ended December 31, 2006, 2005 and 2004, the impact of discontinued hedges was a loss of $10 million, a gain of $2 million and a gain of $1 million, respectively. Furthermore, the Company uses foreign exchange forward contracts to offset its exposure to certain currency assets and liabilities. These foreign exchange forward contracts are not designated as hedges and, therefore, changes in the fair value of these derivatives are recognized in earnings as they occur. In 2006, 2005 and 2004, the amounts recognized in earnings related to foreign exchange forward contracts that did not qualify for hedge accounting treatment were not significant.

The Company also uses foreign exchange forward contracts to hedge foreign currency denominated monetary assets and liabilities. The primary objective of these foreign exchange forward contracts is to protect the U.S. dollar value of foreign currency denominated monetary assets and liabilities from the effects of volatility in foreign exchange rates that might occur prior to their receipt or settlement in U.S. dollars. These foreign currency denominated monetary assets and liabilities are primarily denominated in euro. The foreign exchange forward contracts are not designated as hedges and are marked to market through other income/expense. The notional and fair value amounts of purchased foreign exchange forward contracts were $24 million and a $1 million asset, respectively, at December 31, 2006, and were $142 million and a $2 million liability, respectively, at December 31, 2005. The notional and fair value amounts of sold foreign exchange forward contracts were $22 million and a $1 million liability, respectively, at December 31, 2006, and were $47 million and a $1 million asset, respectively, at December 31, 2005.

In addition to the foreign exchange forward contracts noted above, the Company uses non U.S. dollar borrowings and, to a lesser extent, foreign exchange forward contracts, to hedge the foreign currency exposures of the Company’s net investment in certain foreign affiliates. These non U.S. dollar borrowings and foreign exchange forward contracts are designated as hedges of net investments. The effective portion of foreign exchange gains or losses on these hedges is recorded as part of the foreign currency translation component of other comprehensive income. At December 31, 2006 and 2005, $17 million in after tax losses and $12 million in after tax gains, respectively, were recorded in the foreign currency translation component of accumulated other comprehensive income.

The Company uses derivative instruments as part of its interest rate risk management strategy. The derivative instruments used comprised principally of fixed to floating rate interest rate swaps, which are subject to fair-value hedge accounting treatment. In November 2006, in connection with the funding of the retirement of the 2011 fixed rate debt, the Company executed several fixed to floating interest rate swaps to convert $1.3 billion and €1 billion Euro ($1.3 billion) of the Company’s newly issued fixed rate debt to be paid in 2016, 2021, and 2036 to variable rate debt. During 2004, the Company executed several fixed to floating interest rate swaps to convert $700 million of the Company’s fixed rate debt to be paid in 2023 and 2026 to variable rate debt. The total notional amount of outstanding interest rate swaps were $2.6 billion and €1 billion Euros ($1.3 billion) as of December 31, 2006 and $3.4 billion as of December 31, 2005, respectively. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the Company recognized a net increase in interest expense of $18 million in 2006, and a net reduction in interest expense of $54 million and $151 million in 2005 and 2004, respectively, from the impact of interest rate swaps.

SFAS No. 133 requires the revaluation, at fair value, of the swap contracts as well as the underlying debt being hedged. As such, the swap contracts and the underlying debt have been revalued resulting in an increase in non-current assets of $7 million, and current liabilities of $57 million, and a reduction in long-term debt of $50 million at December 31, 2006; and an increase in non-current assets of $21 million, and current liabilities of $51 million, and a reduction in long-term debt of $30 million at December 31, 2005. Swap contracts are generally held to maturity and are intended to create an appropriate balance of fixed and floating rate debt for the Company. Swap contracts that qualify as fair value hedges that are terminated prior to their maturity dates are reported as part of the carrying value of the underlying debt and are amortized to earnings over the remaining life of the debt. Swap contracts that qualify as cash flow hedges that are terminated are reported in accumulated other comprehensive income and amortized to earnings over the remaining life of the debt. The following tables summarize the interest rate swaps outstanding as of December 31, 2006 and terminated interest rate swaps for 2006 and 2005:

Interest Rate Contracts	Notional Amount of Underlying Debt	Variable Rate Received	Year of Transaction	Maturity	Fair Value
Dollars in Millions
Swaps associated with:
4.00% Notes due 2008	$400	1 month U.S. $ LIBOR +0.35%	2003	2008	$(9)
5.25% Notes due 2013	600	1 month U.S. $ LIBOR +0.42%	2003	2013	(9)
4.375% €500 Million EUR Notes due 2016	656	3 month EUR € EURIBOR +0.40%	2006	2016	(12)
4.625% €500 Million EUR Notes due 2021	656	3 month EUR € EURIBOR +0.56%	2006	2021	(16)
7.15% Notes due 2023	350	1 month U.S. $ LIBOR +1.66%	2004	2023	7
5.875% Notes due 2036	1,250	1 month U.S. $ LIBOR +0.62%	2006	2036	(11)

	$3,912				$(50)

Terminated Swap Contracts

Interest Rate Contracts	Year of Termination	Notional Amount of Underlying Debt	Total Pre-Tax Deferred Gain/(Loss)	2006 Pre-Tax Income/(Expense) Recognized	2005 Pre-Tax Income/(Expense) Recognized
Dollars in Millions
Interest rate swap lock associated with 5.75% Notes due 2011 (1)	2001	$2,500	$(58)	$(37)	$(5)
Interest Rate Swap Lock associated with 4.75% Notes due 2006	2001	2,000	(48)	—	(15)
Swaps associated with 4.75% Notes due 2006 (1)	2005	2,000	(13)	—	(13)
Swaps associated with 5.75% Notes due 2011 (1)	2005	500	(23)	(21)	(2)
Swaps associated with 6.8% Notes due 2026	2005	350	39	1	—
Swaps associated with 5.75% Notes due 2011 (1)	2006	2,000	(62)	(62)	—

			$(165)	$(119)	$(35)

(1)	The underlying 2011 and 2006 Notes were extinguished in 2006 and 2005, respectively.

At December 31, 2006, the Company held interest rate swap contracts with a notional value of $2.6 billion and €1.0 billion Euro ($1.3 billion) and a fair value of a net liability of $50 million.

It is estimated that an increase or decrease of 50 basis points in short-term or long-term interest rates would not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

The Company had $7,248 million and $8,364 million of long-term debt outstanding at December 31, 2006 and 2005, respectively. For additional information, see “Item 8. Financial Statements—Note 14. Short-Term Borrowings and Long-Term Debt” and see “—Note 17. Financial Instruments.”

The Company maintains cash, cash equivalents and marketable securities with various financial institutions, in order to limit exposure to any one financial institution. These financial institutions are headquartered primarily in North America and Europe.

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED STATEMENTS OF EARNINGS

Dollars and Shares in Millions, Except Per Share Data

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

	Year Ended December 31,
	2006	2005	2004
EARNINGS
Net Sales	$17,914	$19,207	$19,380

Costs of products sold	5,956	5,928	5,989
Marketing, selling and administrative	4,919	5,106	5,016
Advertising and product promotion	1,351	1,476	1,411
Research and development	3,067	2,746	2,500
Acquired in-process research and development	—	—	63
Provision for restructuring, net	59	32	104
Litigation charges, net	302	269	420
Gain on sale of product asset and businesses	(200)	(569)	(320)
Equity in net income of affiliates	(474)	(334)	(273)
Other expense, net	299	37	52

Total expenses	15,279	14,691	14,962

Earnings from Continuing Operations Before Minority Interest and Income Taxes	2,635	4,516	4,418
Provision for income taxes	610	932	1,519
Minority interest, net of taxes	440	592	521

Earnings from Continuing Operations	1,585	2,992	2,378

Discontinued Operations
Earnings/(loss), net of taxes	—	(5)	10
Gain on disposal, net of taxes	—	13	—

	—	8	10

Net Earnings	$1,585	$3,000	$2,388

Earnings per Common Share
Basic:
Earnings from Continuing Operations	$0.81	$1.53	$1.23
Discontinued Operations
Loss, net of taxes	—	—	—
Gain on disposal, net of taxes	—	—	—

Net Earnings per Common Share	$0.81	$1.53	$1.23

Diluted:
Earnings from Continuing Operations	$0.81	$1.52	$1.21
Discontinued Operations
Loss, net of taxes	—	—	—
Gain on disposal, net of taxes	—	—	—

Net Earnings per Common Share	$0.81	$1.52	$1.21

Average Common Shares Outstanding
Basic	1,960	1,952	1,942
Diluted	1,963	1,983	1,976

Dividends declared per common share	$1.12	$1.12	$1.12

The accompanying notes are an integral part of these financial statements.

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE

INCOME AND RETAINED EARNINGS

Dollars in Millions

	Year Ended December 31,
	2006	2005	2004
COMPREHENSIVE INCOME

Net Earnings	$1,585	$3,000	$2,388

Other Comprehensive Income/(Loss):
Foreign currency translation, no tax effect in 2006, net of tax liability of $3 in 2005 and tax benefit of $48 in 2004	129	(270)	208
Deferred gains/(losses) on derivatives qualifying as hedges, net of tax benefit of $10 in 2006, net of tax liability of $122 in 2005 and $1 in 2004	(39)	325	(51)
Minimum pension liability adjustment, net of tax liability of $44 in 2006 and net of tax benefit of $4 in 2005 and $42 in 2004	82	(6)	(93)
Available for sale securities, net of tax liability of $6 in 2006, net of tax benefit of $12 in 2005 and no tax effect in 2004	12	(22)	(1)

Total Other Comprehensive Income/(Loss)	184	27	63

Comprehensive Income	$1,769	$3,027	$2,451

RETAINED EARNINGS

Retained Earnings, January 1	$20,464	$19,651	$19,439
Net earnings	1,585	3,000	2,388
Cash dividends declared	(2,204)	(2,187)	(2,176)

Retained Earnings, December 31	$19,845	$20,464	$19,651

The accompanying notes are an integral part of these financial statements.

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED BALANCE SHEETS

Dollars in Millions Except Per Share Data

	December 31,
	2006	2005
ASSETS

Current Assets:
Cash and cash equivalents	$2,018	$3,050
Marketable securities	1,995	2,749
Receivables, net of allowances of $150 and $207	3,247	3,378
Inventories, net	2,079	2,060
Deferred income taxes, net of valuation allowances	649	776
Prepaid expenses	314	270

Total Current Assets	10,302	12,283

Property, plant and equipment, net	5,673	5,693
Goodwill	4,829	4,823
Other intangible assets, net	1,852	1,921
Deferred income taxes, net of valuation allowances	2,577	1,808
Prepaid pension	—	1,324
Other assets	342	286

Total Assets	$25,575	$28,138

LIABILITIES

Current Liabilities:
Short-term borrowings	$187	$231
Accounts payable	1,239	1,579
Accrued expenses	2,332	2,321
Accrued rebates and returns	823	1,056
Deferred income	411	125
U.S. and foreign income taxes payable	444	538
Dividends payable	552	547
Accrued litigation liabilities	508	493

Total Current Liabilities	6,496	6,890

Pension and other postretirement liabilities	942	804
Deferred income	354	241
Other liabilities	544	631
Long-term debt	7,248	8,364

Total Liabilities	15,584	16,930

Commitments and contingencies (Note 21)

STOCKHOLDERS’ EQUITY

Preferred stock, $2 convertible series: Authorized 10 million shares; issued and outstanding 6,001 in 2006 and 6,540 in 2005, liquidation value of $50 per share	—	—
Common stock, par value of $.10 per share: Authorized 4.5 billion shares; 2.2 billion issued in both 2006 and 2005	220	220
Capital in excess of par value of stock	2,498	2,457
Accumulated other comprehensive loss	(1,645)	(765)
Retained earnings	19,845	20,464

	20,918	22,376
Less cost of treasury stock—238 million common shares in 2006 and 248 million in 2005	(10,927)	(11,168)

Total Stockholders’ Equity	9,991	11,208

Total Liabilities and Stockholders’ Equity	$25,575	$28,138

The accompanying notes are an integral part of these financial statements.

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollars in Millions

	Year Ended December 31,
	2006	2005	2004
Cash Flows From Operating Activities:
Net earnings	$1,585	$3,000	$2,388
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	564	577	593
Amortization	363	352	316
Deferred income tax (benefits)/expense	(236)	(812)	278
Litigation settlement expense, net of recoveries	302	269	420
Stock-based compensation expense	112	—	—
Provision for restructuring	59	32	104
Gain on sale of product asset and businesses	(207)	(632)	(320)
Deferred income recognized	—	(143)	—
Acquired in-process research and development	—	—	63
Impairment charges and asset write-offs	120	42	—
Loss on disposal of property, plant and equipment and investment in other companies	26	36	18
Deferred expenses on extinguishment of long-term debt	62	—	—
(Under)/over distribution of earnings from affiliates	(35)	50	7
Unfunded pension expense	8	(31)	(91)
Changes in operating assets and liabilities:
Receivables	210	539	(556)
Inventories	78	(370)	(133)
Prepaid expenses and other assets	(43)	38	18
Litigation settlement payments, net of insurance recoveries	(272)	11	(500)
Accounts payable, accrued expenses and deferred income	(460)	(378)	248
Product liability	(50)	(48)	38
U.S. and foreign income taxes payable	(91)	(534)	228
Other liabilities	(12)	(162)	57

Net Cash Provided by Operating Activities	2,083	1,836	3,176

Cash Flows From Investing Activities:
Purchases of and proceeds from marketable securities, net	762	1,043	(779)
Additions to property, plant and equipment and capitalized software	(785)	(738)	(676)
Proceeds from disposal of property, plant and equipment and investment in other companies	10	73	35
Proceeds from sale of product assets and businesses	226	843	364
Proceeds from sale and leaseback of properties	281	—	—
Upfront and milestone payments	(280)	—	(250)
Purchase of Acordis Speciality Fibres	—	—	(150)
Purchases of trademarks, patents, licenses & other businesses and investments in other companies	(8)	(30)	(137)
Divestiture and acquisition costs	—	—	(29)

Net Cash Provided by/(Used in) Investing Activities	206	1,191	(1,622)

Cash Flows From Financing Activities:
Short-term borrowings/(repayments)	30	(1,625)	1,558
Long-term debt borrowings	2,506	2,510	15
Long-term debt repayments	(3,700)	(2,502)	(3)
Charges on extinguishment of long-term debt	(158)	—	—
Issuances of common stock under stock plans and excess tax benefits from share-based payment arrangements	170	166	141
Dividends paid	(2,199)	(2,186)	(2,174)

Net Cash Used in Financing Activities	(3,351)	(3,637)	(463)

Effect of Exchange Rates on Cash and Cash Equivalents	30	(20)	40

(Decrease)/Increase in Cash and Cash Equivalents	(1,032)	(630)	1,131
Cash and Cash Equivalents at Beginning of Period	3,050	3,680	2,549

Cash and Cash Equivalents at End of Period	$2,018	$3,050	$3,680

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

Use of Estimates

The preparation of financial statements in conformity with United States (U.S.) generally accepted accounting principles (GAAP) requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant assumptions are employed in estimates used in determining values of intangible assets, restructuring charges and accruals, sales rebate and return accruals, legal contingencies and tax assets and tax liabilities, as well as in estimates used in applying the revenue recognition policy and accounting for stock-based compensation costs and retirement and postretirement benefits (including the actuarial assumptions). Actual results may or may not differ from estimated results.

Revenue Recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104, Revenue Recognition, when substantially all the risks and rewards of ownership have transferred to the customer. Generally, revenue is recognized at time of shipment. However, in the case of certain sales made by the Nutritionals and Other Health Care segments and certain non-U.S. businesses within the Pharmaceuticals segment, revenue is recognized on the date of receipt by the purchaser. Revenues are reduced at the time of recognition to reflect expected returns that are estimated based on historical experience and business trends. Additionally, provisions are made at the time of revenue recognition for discounts, rebates and estimated sales allowances based on historical experience updated for changes in facts and circumstances, as appropriate. Such provisions are recorded as a reduction of revenue.

In the case of sales made to wholesalers (1) as a result of incentives, (2) in excess of the wholesaler’s ordinary course of business inventory level, (3) at a time when there was an understanding, agreement, course of dealing or consistent business practice that the Company would extend incentives based on levels of excess inventory in connection with future purchases, and (4) at a time when such incentives would cover substantially all, and vary directly with, the wholesaler’s cost of carrying inventory in excess of the wholesaler’s ordinary course of business inventory level, substantially all the risks and rewards of ownership did not transfer upon shipment, and accordingly, such sales were accounted for using the consignment model. The determination of when, if at all, sales to a wholesaler meet the foregoing criteria involves evaluation of a variety of factors and a number of complex judgments. Under the consignment model, the Company does not recognize revenue upon shipment of product. Rather, upon shipment of product the Company invoices the wholesaler, records deferred revenue at gross invoice sales price, and classifies the inventory held by the wholesalers as consignment inventory at the Company’s cost of such inventory. The Company recognizes revenue when the consignment inventory is no longer subject to incentive arrangements, but not later than when such inventory is sold through to the wholesalers’ customers, on a first-in first-out basis (FIFO).

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

Sales Rebate and Return Accruals

Medicaid rebate accruals were $137 million and $326 million at December 31, 2006 and 2005, respectively; Women, Infants and Children (WIC) rebate accruals were $230 million and $252 million at December 31, 2006 and 2005, respectively; sales return accruals were $221 million and $185 million at December 31, 2006 and 2005, respectively; and managed health care rebate and other contractual discount accruals were $111 million and $167 million at December 31, 2006 and 2005, respectively. These and other rebate accruals were established in the same period the related revenue was recognized, resulting in a reduction to sales and the establishment of a liability, which is included in accrued liabilities. An accrual is recorded based on an estimate of the proportion of recorded revenue that will result in a rebate or return. Prime vendor charge-back accruals, established in a similar manner, are recorded as a reduction to accounts receivable and were $63 million and $107 million at December 31, 2006 and 2005, respectively.

Note 1 ACCOUNTING POLICIES (Continued)

Income Taxes

The provision for income taxes has been determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax bases of the Company’s assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. The assessment of whether or not a valuation allowance is required often requires significant judgment including the long-range forecast of future taxable income and the evaluation of tax planning initiatives. Adjustments to the deferred tax valuation allowances are made to earnings in the period when such assessments are made. As of December 31, 2006 and 2005, the Company had net deferred tax assets of $3,154 million and $2,380 million, respectively, net of valuation allowances of $625 million and $559 million, respectively.

The Company has recorded significant deferred tax assets related to U.S. foreign tax credit carryforwards of approximately $1,071 million and U.S. research tax credit carryforwards of approximately $259 million, which expire in varying amounts beginning in 2012. Realization of the foreign tax credit and research tax credit carryforwards is dependent on generating sufficient domestic taxable income prior to their expiration. Although realization is not assured, management believes it is more likely than not that these deferred tax assets will be realized. The Company anticipates increasing its level of domestic profitability over time by undertaking actions such as increasing its biologics manufacturing capacity in the U.S. and implementing tax planning strategies. While increasing domestic profitability will likely cause the Company’s effective tax rate to increase, it will also further enhance the Company’s ability to utilize its foreign tax credit and research tax credit carryforwards. The amount of foreign tax credit and research tax credit carryforwards considered realizable, however, could be reduced in the near term if PLAVIX* is subject to either renewed or additional generic competition. If such events occur, the Company may need to record significant valuation allowances against these U.S. Federal deferred tax assets. For a discussion of PLAVIX* related matters, see “—Note 21. Legal Proceedings and Contingencies.”

As of December 31, 2006, the Company had approximately $11.3 billion of undistributed earnings of foreign subsidiaries for which taxes have not been provided as the Company has invested or expects to invest these undistributed earnings permanently offshore. If in the future these earnings are repatriated to the U.S., or if the Company determines such earnings will be remitted in the foreseeable future, additional tax provisions would be required. Due to complexities in the tax laws and the assumptions that would have to be made, it is not practicable to estimate the amounts of income taxes that would have to be provided.

The Company conducts business in various countries throughout the world and is subject to tax in numerous jurisdictions. As a result of its business activities, the Company files a significant number of tax returns that are subject to examination by various Federal, state, and local tax authorities. Tax examinations are often complex as tax authorities may disagree with the treatment of items reported by the Company and may require several years to resolve. The Company establishes liabilities for possible assessments by tax authorities resulting from known tax exposures including, but not limited to, transfer pricing matters, tax credits, and deductibility of certain expenses. Such liabilities represent a reasonable provision for taxes ultimately expected to be paid, and may need to be adjusted over time as more information becomes known.

Cash and Cash Equivalents

Cash equivalents are primarily highly liquid investments with original maturities of three months or less at the time of purchase, and are recorded at cost, which approximates fair value.

Marketable Securities

The Company accounts for marketable securities in accordance with Statement of Financial Accounting Standard (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company determined the appropriate classification of all marketable securities was “available-for-sale” at the time of purchase. As such, at December 31, 2006 and 2005, all of the Company’s investments in marketable securities were reported at fair value. Unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. The Company follows its investment managers’ method of determining the cost basis in computing realized gains and losses on the sale of its available-for-sale securities, which is the average cost method. Realized gains and losses are included in other income (expense).

Note 1 ACCOUNTING POLICIES (Continued)

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

Impairment of Long-Lived Assets

The Company periodically evaluates whether current facts or circumstances indicate that the carrying value of its depreciable assets to be held and used may not be recoverable. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived asset, or the appropriate grouping of assets, is compared to the carrying value to determine whether impairment exists. If an asset is determined to be impaired, the loss is measured based on the difference between the asset’s fair value and its carrying value. An estimate of the asset’s fair value is based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows. The Company reports an asset to be disposed of at the lower of its carrying value or its estimated net realizable value.

Capitalized Software

Certain costs to obtain internal use software for significant systems projects are capitalized and amortized over the estimated useful life of the software, which ranges from 3 to 10 years. Costs to obtain software for projects that are not significant are expensed as incurred. Capitalized software, net of accumulated amortization, included in other intangible assets, was $291 million and $336 million, at December 31, 2006 and 2005, respectively. Amortization expense was $124 million, $116 million and $90 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Investments

The Company accounts for 50% or less owned companies over which it has the ability to exercise significant influence using the equity method of accounting, otherwise the cost method is used. The Company’s share of net income or losses of equity investments is included in equity in net income of affiliates in the consolidated statement of earnings. Losses are recognized in other income (expense) when a decline in market value is deemed to be other than temporary. The Company reviews its equity investments for impairment based on its determination of whether the decline in market value of the investment below the Company’s carrying value is other than temporary. In making this determination, the Company considers Accounting Principles Board (APB) Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock and related interpretations, which set forth factors to be evaluated in determining whether a loss in value should be recognized, including the Company’s ability to hold its investment, the market price and market price fluctuations of the investment’s publicly traded shares and inability of the investee to sustain an earnings capacity, which would justify the carrying amount of the investment.

Goodwill and Other Intangible Assets

Goodwill is tested for impairment annually using a two-step process. The first step is to identify a potential impairment, and the second step measures the amount of the impairment loss, if any. Goodwill is deemed to be impaired if the carrying amount of a reporting unit’s goodwill exceeds its estimated fair value. The Company has completed its goodwill impairment assessment, which indicated no impairment of goodwill.

Other intangible assets, consisting of patents, trademarks, technology, licenses, and capitalized software, are amortized on a straight-line basis over their useful lives, ranging from 3 to 17 years. Indefinite-lived intangible assets, if any, are tested for impairment using a one-step process, which consists of a comparison of the fair value to the carrying value of the intangible asset. Such intangible assets are deemed to be impaired if their net carrying value exceeds their estimated fair value. All other intangible assets are evaluated for impairment as described under “—Impairment of Long-Lived Assets” above.

Note 1 ACCOUNTING POLICIES (Continued)

Restructuring

To streamline operations and rationalize manufacturing facilities, the Company has periodically recorded restructuring charges. As a result, the Company has made estimates and judgments regarding its future plans, including future termination benefits and other exit costs to be incurred when the restructuring actions take place. Actual results may or may not vary from these estimates.

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

Contingencies

In the normal course of business, the Company is subject to loss contingencies, such as legal proceedings and claims arising out of its business, that cover a wide range of matters, including, among others, government investigations, shareholder lawsuits, product and environmental liability, and tax matters. In accordance with SFAS No. 5, Accounting for Contingencies, the Company records accruals for such loss contingencies when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. The Company, in accordance with SFAS No. 5, does not recognize gain contingencies until realized. For a discussion of contingencies, see “—Note 8. Income Taxes” and “—Note 21. Legal Proceedings and Contingencies.”

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

Shipping and Handling Costs

The Company typically does not charge customers for shipping and handling costs. Therefore, shipping and handling costs are included in marketing, selling and administrative expenses and were $269 million in 2006 and $245 million in both 2005 and 2004.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense was $481 million, $509 million and $479 million in 2006, 2005 and 2004, respectively.

Research and Development

Research and development costs are expensed as incurred. The Company from time to time will enter into strategic alliances with third parties, which give the Company rights to develop, manufacture, market and/or sell pharmaceutical products, the rights to which are owned by such third parties. As a result of these alliances, the Company may be obligated to make payments to alliance partners in connection with research and development contingent upon the achievement of certain pre-determined criteria. For milestones achieved prior to regulatory approval of the product, such payments are expensed as research and development. Milestone

Note 1 ACCOUNTING POLICIES (Continued)

payments made in connection with regulatory approvals, including non-U.S. regulatory approvals and additional indications, are capitalized and amortized to cost of products sold over the remaining useful life of the asset. All capitalized milestone payments are tested for recoverability periodically or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable.

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

Foreign Currency Translation

The statements of earnings of the Company’s foreign subsidiaries are translated into U.S. dollars using average exchange rates. The net assets of the Company’s foreign subsidiaries are translated into U.S. dollars using current exchange rates. The U.S. dollar effects that arise from translating the net assets of these subsidiaries at changing rates are recorded in the foreign currency translation adjustment account, which is included in accumulated other comprehensive income (OCI).

Recently Issued Accounting Standards

The Company adopted SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123(R)), which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors based on estimated fair values. SFAS No. 123(R) supersedes the Company’s previous accounting under APB No. 25, Accounting for Stock Issued to Employees, for periods beginning January 1, 2006. In March 2005, the U.S. Securities and Exchange Commission (SEC) issued SAB No. 107, Share-Based Payment, relating to SFAS No. 123(R). The Company has applied the provisions of SAB No. 107 in its adoption of SFAS No. 123(R).

The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, and has elected the alternative method as provided in FASB Staff Position (FSP) 123(R)-3 Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards, in determining the Company’s pool of excess tax benefits. The Company’s consolidated financial statements for the year ended December 31, 2006 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Stock-based compensation expense recognized under SFAS No. 123(R) for the year ended December 31, 2006 was $112 million ($73 million, net of tax) or $0.04 per share, with a corresponding amount recorded in additional paid-in capital within stockholders’ equity. Additionally, $10 million related to performance awards was reclassified from liabilities to stockholders’ equity in connection with the adoption of SFAS No. 123(R).

        In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits an entity to measure certain financial assets and financial liabilities at fair value. The objective of SFAS No. 159 is to improve financial reporting by allowing entities to mitigate volatility in reported earnings caused by the measurement of related assets and liabilities using different attributes, without having to apply complex hedge accounting provisions. Under SFAS No. 159, entities that elect the fair value option (by instrument) will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option election is irrevocable, unless a new election date occurs. SFAS No. 159 establishes presentation and disclosure requirements to help financial statement users understand the effect of the entity’s election on its earnings, but does not eliminate disclosure requirements of other accounting standards. Assets and liabilities that are measured at fair value must be displayed on the face of the balance sheet. This statement is effective for fiscal year beginning after November 15, 2007. The Company is evaluating this pronouncement.

In September 2006, the FASB issued Statement SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R). This pronouncement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This pronouncement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The pronouncement does not require prior periods to be restated to reflect the impact of SFAS No. 158. The Company adopted SFAS No. 158 in the fiscal year ended December 31, 2006 and the adoption of this accounting pronouncement resulted in a $1,064 million reduction of accumulated OCI in stockholders’ equity, a $767 million reduction in total assets and a $297 million increase in total liabilities. The adoption of SFAS No. 158 did not impact the Company’s results of operations or cash flows.

Note 1 ACCOUNTING POLICIES (Continued)

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

In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying the Misstatements in Current Year Financial Statements that expresses the staff’s views regarding the process of quantifying financial statement misstatements. This bulletin is effective for any interim period of the first fiscal year ending after November 15, 2006. SAB No. 108 requires that companies utilize a “dual approach” to assess the quantitative effects of financial statement misstatements. The dual approach includes both an income statement focus and balance sheet focus assessment. The adoption of this bulletin did not have any effect on the Company’s consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation Number (FIN) No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 which, in the case of the Company, is effective as of January 1, 2007. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN No. 48 requires that all tax positions be evaluated using a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Differences between tax positions taken in a tax return and amounts recognized in the financial statements are recorded as adjustments to income taxes payable or receivable, or adjustments to deferred taxes, or both. FIN No. 48 also requires expanded disclosure at the end of each annual reporting period including a tabular reconciliation of unrecognized tax benefits. In accordance with FIN No. 48, the Company will report the difference between the net amount of assets and liabilities recognized in the statement of financial position prior to and after the application of FIN No. 48 as a cumulative effect adjustment to the opening balance of retained earnings. The adoption of this accounting pronouncement is not expected to have a material effect on the Company’s consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140. This pronouncement relates to the accounting for separately recognized servicing assets and servicing liabilities. This Statement is effective for fiscal years beginning after September 15, 2006. The adoption of this accounting pronouncement is not expected to have a material effect on the Company’s consolidated financial statements.

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

Note 1 ACCOUNTING POLICIES (Continued)

In December 2004, the FASB issued FSP No. 109-1—Application of SFAS No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004. FSP No. 109-1 provides that the Deduction on Qualified Production Activities will be treated as a “special deduction” as described in SFAS No. 109, Accounting for Income Taxes. Accordingly, the tax effect of this deduction was reported as a component of the Company’s tax provision and did not have an effect on deferred tax assets and liabilities. On May 24, 2006, the Internal Revenue Service (IRS) issued Final Tax Regulations (FTR) with respect to the Deduction on Qualified Production Activities under Section 199 of the Internal Revenue Code. The final regulations are effective for taxable years beginning on or after June 1, 2006. For taxable years beginning prior to the effective date of the final regulations, a taxpayer may apply either: (1) the final regulations, provided the taxpayer applies all provisions in the final regulations; or (2) subject to certain limitations, the rules provided in Notice 2005-24, as well as the proposed regulations. The issuance of the FTR and the adoption of the FSP No. 109-1 did not have a material impact on the Company’s consolidated financial statements.

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

In November 2004, the FASB issued SFAS No. 151, Inventory Costs—an Amendment of ARB No. 43, Chapter 4. The standard requires abnormal amounts of idle facility and related expenses to be recognized as current period charges and also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this accounting pronouncement did not have a material effect on the Company’s consolidated financial statements.

Note 2 ALLIANCES AND INVESTMENTS

Sanofi-Aventis

The Company has agreements with Sanofi-Aventis (Sanofi) for the codevelopment and cocommercialization of AVAPRO*/AVALIDE* (irbesartan), an angiotensin II receptor antagonist indicated for the treatment of hypertension and diabetic nephropathy, and PLAVIX* (clopidogrel), a platelet aggregation inhibitor. The worldwide alliance operates under the framework of two geographic territories; one in the Americas (principally the U.S., Canada, Puerto Rico and Latin American countries) and Australia and the other in Europe and Asia. Accordingly, two territory partnerships were formed to manage central expenses, such as marketing, research and development and royalties, and to supply finished product to the individual countries. In general, at the country level, agreements either to copromote (whereby a partnership was formed between the parties to sell each brand) or to comarket (whereby the parties operate and sell their brands independently of each other) are in place. The agreements expire on the later of (i) with respect to PLAVIX*, 2013 and, with respect to AVAPRO*/AVALIDE*, 2012 in the Americas and Australia and 2013 in Europe and Asia and (ii) the expiration of all patents and other exclusivity rights in the applicable territory.

The Company acts as the operating partner for the territory covering the Americas and Australia and owns a 50.1% majority controlling interest in this territory. Sanofi’s ownership interest in this territory is 49.9%. As such, the Company consolidates all country partnership results for this territory and records Sanofi’s share of the results as a minority interest, net of taxes, which was $428 million in 2006, $578 million in 2005 and $502 million in 2004. The Company recorded sales in this territory and in comarketing countries outside this territory (Germany, Italy, Spain and Greece) of $4,355 million in 2006, $4,805 million in 2005 and $4,257 million in 2004.

Cash flows from operating activities of the partnerships in the territory covering the Americas and Australia are recorded as operating activities within the Company’s consolidated statement of cash flows. Distributions of partnership profits to Sanofi and Sanofi’s funding of ongoing partnership operations occur on a routine basis and are also recorded within operating activities on the Company’s consolidated statement of cash flows.

Sanofi acts as the operating partner of the territory covering Europe and Asia and owns a 50.1% majority financial controlling interest within this territory. The Company’s ownership interest in the partnerships within this territory is 49.9%. The Company accounts for the investment in partnership entities in this territory under the equity method and records its share of the results in equity in net income of affiliates in the consolidated statement of earnings. The Company’s share of net income from these partnership entities before taxes was $439 million in 2006, $345 million in 2005 and $269 million in 2004.

Note 2 ALLIANCES AND INVESTMENTS (Continued)

The Company routinely receives distributions of profits and provides funding for the ongoing operations of the partnerships in the territory covering Europe and Asia. These transactions are recorded as operating activities within the Company’s consolidated statement of cash flows.

In 2001, the Company and Sanofi (the Companies) formed an alliance for the copromotion of irbesartan, as part of which the Company contributed the irbesartan distribution rights in the U.S. and Sanofi paid the Company a total of $350 million in the two years ended December 31, 2002. The Company accounted for this transaction as a sale of an interest in a license and deferred and is amortizing the $350 million to other income over the expected useful life of the license, which is approximately 11 years from the formation of the irbesartan copromotion alliance. The Company recognized other income of $31 million, $31 million and $32 million in 2006, 2005 and 2004, respectively. The unamortized portion of the deferred income is recorded in the liabilities section of the consolidated balance sheet and was $186 million and $217 million as of December 31, 2006 and 2005, respectively.

Otsuka

The Company has a worldwide commercialization agreement with Otsuka Pharmaceutical Co., Ltd. (Otsuka), to codevelop and copromote with Otsuka ABILIFY* (aripiprazole) for the treatment of schizophrenia and related psychiatric disorders, except in Japan, China, Taiwan, North Korea, South Korea, the Philippines, Thailand, Indonesia, Pakistan and Egypt. The product is currently copromoted with Otsuka in the United Kingdom (UK), Germany, France and Spain. In the U.S., Germany and Spain, where the product is sold by an Otsuka affiliate as distributor, the Company records alliance revenue for its 65% contractual share of Otsuka’s net sales and records all expenses related to the product. The Company recognizes this alliance revenue when ABILIFY* is shipped and all risks and rewards of ownership have transferred to Otsuka’s customers. In the UK, France and Italy, where the Company is presently the exclusive distributor for the product, the Company records 100% of the net sales and related cost of products sold and expenses.

The Company also has an exclusive right to sell ABILIFY* in other countries in Europe, the Americas and a number of countries in Asia. In these countries the Company records 100% of the net sales and related cost of products sold. Under the terms of the agreement, the Company purchases the product from Otsuka and performs finish manufacturing for sale by the Company to its customers. The agreement expires in November 2012 in the U.S. and Puerto Rico. For the entire European Union (EU), the agreement expires in June 2014. In each other country where the Company has the exclusive right to sell ABILIFY*, the agreement expires on the later of the tenth anniversary of the first commercial sale in such country or expiration of the applicable patent in such country.

The Company recorded total revenue for ABILIFY* of $1,282 million in 2006, $912 million in 2005 and $593 million in 2004. Total milestone payments made to Otsuka under the agreement through December 2006 were $217 million, of which $157 million was expensed as acquired in-process research and development in 1999. The remaining $60 million was capitalized in other intangible assets and is amortized in cost of products sold over the remaining life of the agreement in the U.S., ranging from 8 to 11 years. The Company amortized in cost of products sold $6 million in 2006, $6 million in 2005 and $5 million in 2004. The unamortized capitalized payment balance was $35 million and $41 million as of December 31, 2006 and 2005, respectively.

ImClone

The Company has a commercialization agreement expiring in September 2018 with ImClone Systems Incorporated (ImClone), a biopharmaceutical company focused on developing targeted cancer treatments, for the codevelopment and copromotion of ERBITUX* in the U.S. In 2004, the U.S. Food and Drug Administration (FDA) approved the Biologics License Application (BLA) for ERBITUX* for use in combination with irinotecan in the treatment of patients with Epidermal Growth Factor Receptor (EGFR)-expressing, metastatic colorectal cancer who are refractory to irinotecan-based chemotherapy and for use as a single agent in the treatment of patients with EGFR-expressing, metastatic colorectal cancer who are intolerant to irinotecan-based chemotherapy. Also in 2004, the FDA approved ImClone’s Chemistry, Manufacturing and Controls supplemental BLA for licensure of its BB36 manufacturing facility. In March 2006, the FDA approved ERBITUX* for use in the treatment of squamous cell carcinoma of the head and neck in combination with radiation or as monotherapy. The Company paid $250 million as a milestone payment to ImClone for each of the FDA approvals in 2004 and 2006. Under the agreement, ImClone receives a distribution fee based on a flat rate of 39% of net sales in North America. In addition, the Company has the co-exclusive right to commercialize ERBITUX* in Japan (ImClone having previously granted co-exclusive right to Merck KGaA in Japan). In December 2004, the Company, its Japanese affiliate (BMKK), Merck KGaA, Merck Ltd., and ImClone executed a joint development agreement for ERBITUX* in Japan. ERBITUX* is not yet marketed in Japan, although an application has been submitted with the Japanese Pharmaceuticals and Medical Devices Agency for the use of ERBITUX* in treating patients with advanced colorectal cancer.

Note 2 ALLIANCES AND INVESTMENTS (Continued)

The Company accounts for the $500 million approval milestones paid in 2004 and 2006 as license acquisitions, which were capitalized and are being amortized into cost of products sold over the remaining term of the agreement which ends in 2018. In 2006, 2005 and 2004, the Company amortized into cost of products sold $34 million, $17 million and $14 million, respectively. The unamortized portion of the approval payments is recorded in other intangible assets, and was $435 million and $219 million at December 31, 2006 and 2005, respectively.

The Company accounts for its investment in ImClone under the equity method and records its share of the results in equity in net income of affiliates in the consolidated statement of earnings. The Company’s recorded investment and the market value of its holdings in ImClone common stock was $109 million and approximately $385 million as of December 31, 2006, respectively, and $66 million and approximately $493 million as of December 31, 2005, respectively. The Company holds 14.4 million shares of ImClone stock, representing approximately 17% of ImClone’s shares outstanding at December 31, 2006 and 2005. On a per share basis, the carrying value of the ImClone investment and the closing market price of the ImClone shares as of December 31, 2006 were $7.59 and $26.76, respectively, compared to $4.55 and $34.24, respectively, as of December 31, 2005.

The Company determines its equity share in ImClone’s net income or loss by eliminating from ImClone’s results the milestone revenue ImClone recognizes for the $400 million in pre-approval milestone payments made by the Company from 2001 through 2003. The Company recorded $80 million of the pre-approval milestone payments as an equity investment and expensed the remaining $320 million as acquired in-process research and development during that period. Milestone revenue recognized by ImClone in excess of $400 million is not eliminated by the Company in determining its equity share in ImClone’s results. For its share of ImClone’s results of operations, the Company recorded net income of $43 million in 2006, a net loss of $5 million in 2005, and net income of $9 million in 2004. The Company recorded net sales for ERBITUX* of $652 million in 2006, $413 million in 2005 and $261 million in 2004.

Gilead

In 2004, the Company and Gilead Sciences, Inc. (Gilead) entered into a joint venture to develop and commercialize a fixed-dose combination of the Company’s SUSTIVA (efavirenz) and Gilead’s TRUVADA* (emtricitabine and tenofovir disoproxil fumarate) in the U.S. and Canada. In July 2006, the FDA granted approval of ATRIPLA* (efavirenz 600 mg/ emtricitabine 200 mg/ tenofovir disoproxil fumarate 300 mg) for the treatment of human immunodeficiency virus (HIV) infection in adults. ATRIPLA* is the first-ever once-daily single tablet regimen for HIV intended as a stand-alone therapy or in combination with other antiretrovirals.

Gilead records 100% of ATRIPLA* revenues and consolidates the results of the joint venture in its operating results. The Company records revenue for the bulk efavirenz component of ATRIPLA* upon sales of that product by the Gilead joint venture to third party customers. The Company’s revenue for the efavirenz component is determined by applying a percentage to ATRIPLA* revenue, which approximates revenue for the SUSTIVA brand. In 2006, the Company recorded efavirenz revenues of $76 million related to ATRIPLA* sales. The Company accounts for its participation in the joint venture under the equity method of accounting and records its share of the joint venture results in equity in net income of affiliates in the consolidated statement of earnings. The Company recorded an equity loss on the joint venture with Gilead of $6 million and $4 million for the year ended December 31, 2006 and 2005 respectively.

Summary Financial Information

Following is summarized financial information for the Company’s equity investments in a joint venture with Sanofi in Europe and Asia:

Dollars in Millions	2006	2005	2004
Revenues	$2,785	$2,436	$2,038
Gross profit	2,156	1,875	1,576
Net income	942	709	559
Current assets	1,595	1,398	1,142
Current liabilities	1,595	1,398	1,142

Note 3 RESTRUCTURING

2006 Activities

During 2006, the Company recorded pre-tax charges of $73 million, related to the termination benefits and other related costs for workforce reductions for approximately 1,080 selling, operating and administrative personnel. These charges were decreased by $14 million of adjustments reflecting changes in estimates for restructuring actions taken in prior periods.

The following table presents a detail of the charges by segment and type. The Company expects to substantially complete these activities during 2008.

Dollars in Millions	Termination Benefits	Other Exit Costs	Total
Pharmaceuticals	$62	$1	$63
Nutritionals	3	1	4
Other Health Care	6	—	6

Subtotal	71	2	73
Changes in estimates	(13)	(1)	(14)

Restructuring as reflected in the statement of earnings	$58	$1	$59

2005 Activities

During 2005, the Company recorded pre-tax charges of $33 million, related to the termination benefits and other related costs for workforce reductions and streamlining of worldwide operations. Of these charges, $31 million related to employee termination benefits and related expenses for approximately 640 selling and administrative personnel, which includes the restructuring of its U.S. cardiovascular/metabolics primary care sales organization and workforce headcount reduction, $1 million related to retention bonuses and $1 million related to asset impairments. These charges were decreased by $1 million of adjustments reflecting changes in estimates for restructuring actions taken in prior periods.

The following table presents a detail of the charges by segment and type. The Company has substantially completed these restructuring activities in late 2006.

Dollars in Millions	Termination Benefits	Other Exit Costs	Relocation and Retention	Asset Write-Downs	Total
Pharmaceuticals	$27	$1	$1	$1	$30
Nutritionals	1	—	—	—	1
Other Health Care	2	—	—	—	2

Subtotal	30	1	1	1	33
Changes in estimates	(3)	2	—	—	(1)

Restructuring as reflected in the statement of earnings	$27	$3	$1	$1	$32

2004 Activities

During 2004, the Company recorded pre-tax charges of $116 million, relating to the termination benefits and other related costs for workforce reduction and streamlining of worldwide operations. Of these charges, $107 million primarily related to employee termination benefits and related expenses for approximately 2,000 selling, administrative and manufacturing personnel, $1 million related primarily to asset impairments, $6 million related to the consolidation of certain research facilities and $2 million of retention bonuses. These charges were partially offset by an $8 million of adjustment reflecting changes in estimates for restructuring actions taken in prior periods and a $4 million gain on sale of a research facility previously written off as restructuring.

The following table presents a detail of the charges by segment and type. The Company has substantially completed these restructuring activities.

Dollars in Millions	Termination Benefits	Other Exit Costs	Relocation and Retention	Asset Write- Downs	Total
Pharmaceuticals	$73	$5	$8	$1	$87
Other Health Care	18	—	—	—	18
Corporate/Other	11	—	—	—	11

Subtotal	102	5	8	1	116
Changes in estimates	(7)	—	—	(1)	(8)
Gain in sale of research facility	—	—	—	(4)	(4)

Restructuring as reflected in the statement of earnings	$95	$5	$8	$(4)	$104

Note 3 RESTRUCTURING (Continued)

Rollforward

Restructuring charges and spending against liabilities associated with prior and current actions are as follows:

Dollars in Millions	Employee Termination Liability	Other Exit Cost Liability	Total
Balance at January 1, 2004	$51	$7	$58
Charges	102	5	107
Spending	(68)	(9)	(77)
Changes in estimate	(7)	(1)	(8)

Balance at December 31, 2004	78	2	80
Charges	30	2	32
Spending	(45)	(6)	(51)
Changes in estimate	(3)	2	(1)

Balance at December 31, 2005	60	—	60
Charges	71	2	73
Spending	(44)	—	(44)
Changes in estimate	(13)	(1)	(14)

Balance at December 31, 2006	$74	$1	$75

Liabilities of $32 million and $60 million at December 31, 2006 and 2005, respectively, are included in accrued expenses in the consolidated balance sheet. A long-term liability of $43 million is included in other liabilities at December 31, 2006.

Note 4 ACQUISITIONS AND DIVESTITURES

In January 2006, the Company completed the sale of its inventory, trademark, patent and intellectual property rights in the U.S. related to DOVONEX*, a treatment for psoriasis, to Warner Chilcott Company, Inc. for $200 million in cash. In addition, the Company will receive a royalty based on 5% of net sales of DOVONEX* through the end of 2007. As a result of this transaction, the Company recognized a pre-tax gain of $200 million ($130 million net of tax) in the first quarter of 2006.

In the third quarter of 2005, the Company completed the sale of its U.S. and Canadian Consumer Medicines (Consumer Medicines) business and related assets to Novartis AG (Novartis). Under the terms of the agreement, Novartis acquired the trademarks, patents and intellectual property rights of Consumer Medicines for $661 million in cash, including the impact of a working capital adjustment, of which $15 million is attributable to a post-closing supply arrangement between the Company and Novartis. The related assets include the rights to the U.S. Consumer Medicines brands in Latin America, Europe, the Middle East and Africa. The results of operations of Consumer Medicines are included in the Company’s consolidated statement of earnings up to the date of disposal. As a result of this transaction, the Company recorded a pre-tax gain of $569 million ($370 million net of tax) in the third quarter of 2005.

In April 2004, the Company completed the acquisition of Acordis Speciality Fibres (Acordis). The Company purchased all the stock of Acordis for $150 million and incurred $8 million of acquisition costs in connection with the transaction. In December 2006, the Company accrued a $9 million liability based on the achievement of production volumes, which was recorded as additional goodwill. The purchase price for the acquisition was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. Of the $158 million, $63 million was allocated to in-process research and development, which was immediately expensed, and $22 million was assigned to identifiable intangible assets, predominantly patents. The excess of the purchase price over the estimated fair values of net assets acquired was recorded as goodwill. This acquisition was accounted for by the purchase method, and, accordingly, results of operations have been included in the accompanying consolidated financial statements from the date of acquisition.

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

The following amounts related to the OTN business have been segregated from continuing operations and reported as discontinued operations through the date of disposition, and do not reflect the costs of certain services provided to OTN by the Company. Such costs, which were not allocated by the Company to OTN, were for services, which included legal counsel, insurance, external audit fees, payroll processing, certain human resource services and information technology systems support.

	Year ended December 31,
Dollars in Millions	2006	2005	2004
Net sales	—	$1,015	$2,506
(Loss)/earnings before incomes taxes	—	(8)	15
Net (loss)/earnings from discontinued operations	—	(5)	10

The consolidated statement of cash flows includes the OTN business through the date of disposition. The Company uses a centralized approach to the cash management and financing of its operations and accordingly, debt was not allocated to this business. Cash flows from operating activities of discontinued operations consist of outflows of $265 million for the year ended December 31, 2005 and cash inflows of $134 million for the year ended December 31, 2004. Cash flows used in investing activities of discontinued operations were $2 million for the year ended December 31, 2004 and there were no investing activities for the year ended December 31, 2005.

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

	Year Ended December 31,
Amounts in Millions, Except Per Share Data	2006	2005	2004
Basic:
Earnings from Continuing Operations	$1,585	$2,992	$2,378

Discontinued Operations
Loss, net of taxes	—	(5)	10
Gain on Disposal, net of taxes	—	13	—

Net Earnings	$1,585	$3,000	$2,388

Basic Earnings Per Share:
Average Common Shares Outstanding	1,960	1,952	1,942

Earnings from Continuing Operations	$0.81	$1.53	$1.23

Discontinued Operations
Loss, net of taxes	—	—	—
Gain on Disposal, net of taxes	—	—	—

Net Earnings per Common Share	$0.81	$1.53	$1.23

Diluted:
Earnings from Continuing Operations	$1,585	$2,992	$2,378

Interest expense on conversion of convertible debt, net of taxes (a)	—	22	7
Discontinued Operations
Loss, net of taxes	—	(5)	10
Gain on Disposal, net of taxes	—	13	—

Net Earnings	$1,585	$3,022	$2,395

Diluted Earnings Per Share:
Average Common Shares Outstanding	1,960	1,952	1,942
Conversion of convertible debt (a)	—	29	29
Incremental shares outstanding assuming the exercise/vesting of dilutive stock options/restricted stock	3	2	5

	1,963	1,983	1,976

Earnings from Continuing Operations	$0.81	$1.52	$1.21

Discontinued Operations
Loss, net of taxes	—	—	—
Gain on Disposal, net of taxes	—	—	—

Net Earnings per Common Share	$0.81	$1.52	$1.21

Weighted-average shares issuable upon the exercise of stock options, which were not included in the diluted earnings per share calculation because they were not dilutive, were 164 million in 2006, 156 million in 2005, and 126 million in 2004, respectively.

(a)

In 2006, the 29 million weighted-average shares issuable, as well as $35 million of interest expense, net of tax, on the assumed conversion of convertible debt were not included in the diluted earnings per share calculation because they were not dilutive.

Note 7 OTHER EXPENSE, NET

The components of other expense, net are:

	Year Ended December 31,
Dollars in Millions	2006	2005	2004
Interest expense	$498	$349	$310
Interest income	(274)	(148)	(105)
Foreign exchange transaction losses	6	58	5
Other, net	69	(222)	(158)

Other expense, net	$299	$37	$52

In 2006, interest expense was increased by net interest swap losses of $18 million. In 2005 and 2004, interest expense was reduced by net interest swap gains of $54 million and $151 million, respectively. Interest income relates primarily to cash, cash equivalents and investments in marketable securities. Other, net includes, income from third-party contract manufacturing, royalty income and expenses, debt retirement costs, certain other litigation matters, gains and losses on disposal of property, plant and equipment, gains and losses on sale of marketable securities and deferred income recognized. The change in Other, net in 2006 as compared to 2005 was primarily due to debt retirement costs and deferred income recognized.

Note 8 INCOME TAXES

The components of earnings (loss) from continuing operations before minority interest and income taxes were:

	Year Ended December 31,
Dollars in Millions	2006	2005	2004
U.S.	$(697)	$809	$478
Non-U.S.	3,332	3,707	3,940

	$2,635	$4,516	$4,418

The above amounts are categorized based on the location of the taxing authorities.

The provision/(benefit) for income taxes attributable to continuing operations consisted of:

	Year Ended December 31,
Dollars in Millions	2006	2005	2004
Current:
U.S.	$154	$1,058	$513
Non-U.S.	693	686	728

	847	1,744	1,241

Deferred:
U.S.	(204)	(852)	264
Non-U.S.	(33)	40	14

	(237)	(812)	278

	$610	$932	$1,519

Note 8 INCOME TAXES (Continued)

Effective Tax Rate

The Company’s provision for income taxes in 2006, 2005 and 2004 was different from the amount computed by applying the statutory U.S. Federal income tax rate to earnings from continuing operations before minority interest and income taxes, as a result of the following:

	% of Earnings Before Minority Interest and Income Taxes
Dollars in Millions	2006		2005		2004
Earnings from Continuing Operations Before Minority Interest and Income Taxes	$2,635		$4,516		$4,418

U.S. statutory rate	922	35.0%	1,581	35.0%	1,546	35.0%
Foreign tax effect of operations in Ireland, Puerto Rico and Switzerland	(616)	(23.3)%	(708)	(15.7)%	(660)	(14.9)%
State and local taxes (net of valuation allowance)	42	1.6%	2	0.1%	(14)	(0.3)%
U.S. Federal & foreign contingent tax matters	87	3.3%	114	2.5%	293	6.6%
Dividend repatriation under AJCA	—	—	(135)	(3.0)%	575	13.0%
U.S. Federal research tax credit	(85)	(3.2)%	(63)	(1.4)%	(20)	(0.5)%
U.S. Federal and foreign valuation allowance	(24)	(0.9)%	32	0.7%	142	3.2%
Foreign and other	284	10.7%	109	2.4%	(343)	(7.7)%

	$610	23.2%	$932	20.6%	$1,519	34.4%

The effective income tax rate on earnings from continuing operations before minority interest and income taxes was 23.2% in 2006 compared with 20.6% in 2005 and 34.4% in 2004. The increase in the effective tax rate in 2006 compared to 2005 resulted from the elimination in 2006 of tax benefits under Section 936 of the Internal Revenue Code, the treatment of provisions for a portion of certain litigation reserves as non-deductible in 2006, tax benefits in 2005 associated with the settlement of an IRS examination and a favorable adjustment in 2005 to taxes on special dividends under the American Jobs Creation Act of 2004 (AJCA), partially offset by favorable U.S. tax legislation enacted in 2006 related to the tax treatment of certain inter-company transactions amongst the Company’s foreign subsidiaries, and the implementation of tax planning strategies in 2006 related to the utilization of certain charitable contributions. The decrease in the effective tax rate in 2005 was due primarily to a charge in 2004 of approximately $575 million for taxes on special dividends under AJCA, a 2004 charge related to the establishment of a valuation allowance against certain charitable contributions and tax benefits in 2005 discussed above, partially offset by lower estimated foreign tax credits in 2005.

Note 8 INCOME TAXES (Continued)

Deferred Taxes and Valuation Allowance

The components of current and non-current deferred income tax assets (liabilities) were:

	December 31,
Dollars in Millions	2006	2005
Acquired in-process research and development	$891	$976
Inter-company profit and other inventory items	248	225
U.S. Federal foreign tax credit carryforward	1,071	975
Deferred income	99	136
U.S. Federal research and development tax credit carryforward	259	125
U.S. Federal charitable contribution carryforward	40	117
State net operating loss carryforwards	394	306
Foreign net operating loss carryforwards	196	100
Other foreign deferred tax assets	120	152
Pension and postretirement benefits (a)	396	(223)
Depreciation	(155)	(245)
Share based compensation	47	—
Legal settlements	101	127
Other, net	72	168

	3,779	2,939
Valuation allowance	(625)	(559)

Deferred tax assets, net	$3,154	$2,380

Recognized as:
Deferred Income Taxes—Current	$649	$776
Deferred Income Taxes—Non-Current	2,577	1,808
U.S. and Foreign Income Taxes Payable	(4)	(26)
Other Liabilities—Non-Current	(68)	(178)

Total	$3,154	$2,380

(a)	Includes the impact of a $567 million increase in deferred tax benefits in 2006 on adoption of SFAS No. 158, see “—Note 20. Pension and Other Postretirement Benefit Plans.”

The valuation allowance of $625 million at December 31, 2006 relates to $62 million of state deferred tax assets, $187 million of foreign net operating loss and tax credit carryforwards, and $376 million of state net operating loss and tax credit carryforwards that the Company currently believes are not likely to be realized.

The Company has recorded significant deferred tax assets related to U.S. foreign tax credit carryforwards of approximately $1,071 million and U.S. research tax credit carryforwards of approximately $259 million, which expire in varying amounts beginning in 2012. Realization of the foreign tax credit and research tax credit carryforwards is dependent on generating sufficient domestic taxable income prior to their expiration. Although realization is not assured, management believes it is more likely than not that these deferred tax assets will be realized. The Company anticipates increasing its level of domestic profitability over time by undertaking actions such as increasing its biologics manufacturing capacity in the U.S. and implementing tax planning strategies. While increasing domestic profitability will likely cause the Company’s effective tax rate to increase, it will also further enhance the Company’s ability to utilize its foreign tax credit and research tax credit carryforwards. The amount of foreign tax credit and research tax credit carryforwards considered realizable, however, could be reduced in the near term if PLAVIX* is subject to either renewed or additional generic competition. If such events occur, the Company may need to record significant valuation allowances against these U.S. Federal deferred tax assets. For a discussion of PLAVIX* related matters, see “—Note 21. Legal Proceedings and Contingencies.”

Income taxes paid during the year were $741 million, $1,556 million and $822 million in 2006, 2005 and 2004, respectively.

The current tax benefit realized upon the exercise of stock options is charged to capital in excess of par value of stock and amounted to $10 million, $19 million and $26 million in 2006, 2005 and 2004, respectively.

Note 8 INCOME TAXES (Continued)

As of December 31, 2006, the Company had approximately $11.3 billion of undistributed earnings of foreign subsidiaries for which taxes have not been provided as the Company has invested or expects to invest these undistributed earnings permanently offshore. If in the future these earnings are repatriated to the U.S., or if the Company determines such earnings will be remitted in the foreseeable future, additional tax provisions would be required. Due to complexities in the tax laws and the assumptions that would have to be made, it is not practicable to estimate the amounts of income taxes that would have to be provided.

The Company conducts business in various countries throughout the world and is subject to tax in numerous jurisdictions. As a result of its business activities, the Company files a significant number of tax returns that are subject to examination by various Federal, state, and local tax authorities. Tax examinations are often complex as tax authorities may disagree with the treatment of items reported by the Company and may require several years to resolve. The Company establishes liabilities for possible assessments by tax authorities resulting from known tax exposures including, but not limited to, transfer pricing matters, tax credits, and deductibility of certain expenses. Such liabilities represent a reasonable provision for taxes ultimately expected to be paid, and may need to be adjusted over time as more information becomes known. The effect of changes in estimates related to contingent tax liabilities is included in the effective tax rate reconciliation above. In 2005, the Company recognized an income tax benefit of approximately $159 million due to the settlement of the Company’s U.S. Federal income tax returns for the years 1998 through 2001.

The Company’s U.S. Federal income tax returns for 2002 and 2003 are currently under examination by the IRS. The IRS has proposed (1) a significant disallowance of certain litigation settlement expenses and (2) a significant reduction in U.S. foreign tax credits claimed following the Company’s previously disclosed 2002 international restructuring. The IRS’ position on this latter matter also affects U.S. foreign tax credits claimed by the Company in 2004, although that year currently is not under examination.

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

Note 9 RECEIVABLES

The major categories of receivables follow:

	December 31,
Dollars in Millions	2006	2005
Trade receivables	$2,400	$2,797
Miscellaneous receivables	997	788

	3,397	3,585
Less allowances	150	207

Receivables, net	$3,247	$3,378

Miscellaneous receivables for 2006 and 2005 includes $647 million, net of allowances of $9 million, and $415 million, net of allowances of $5 million, respectively, related to receivables from alliance partners. For additional information on the Company’s alliance partners, see “—Note 2. Alliances and Investments.”

Note 10 INVENTORIES

The major categories of inventories follow:

	December 31,
Dollars in Millions	2006	2005
Finished goods	$1,003	$867
Work in process	682	679
Raw and packaging materials	394	514

Inventories, net	$2,079	$2,060

Note 11 PROPERTY, PLANT AND EQUIPMENT

The major categories of property, plant and equipment follow:

	December 31,
Dollars in Millions	2006	2005
Land	$254	$280
Buildings	4,630	4,560
Machinery, equipment and fixtures	4,540	4,574
Construction in progress	720	570

	10,144	9,984
Less accumulated depreciation	4,471	4,291

Property, plant and equipment, net	$5,673	$5,693

Capitalized interest is $18 million, $9 million and $10 million in the years ended December 31, 2006, 2005 and 2004, respectively, and is included in the categories of property, plant and equipment shown above.

Note 12 GOODWILL

The changes in the carrying amount of goodwill for the years ended December 31, 2006 and 2005 were as follows:

Dollars in Millions	Pharmaceuticals Segment	Nutritionals Segment	Other Health Care Segment	Discontinued Operations	Total
Balance as of January 1, 2005	$4,448	$113	$264	$80	$4,905
Adjustments:
Reduction due to sale of OTN	—	—	—	(80)	(80)
Reduction due to sale of Consumer Medicines	—	—	(1)	—	(1)
Purchase price and allocation adjustment	—	—	(1)	—	(1)

Balance as of December 31, 2005	4,448	113	262	—	4,823
Adjustments:
Reduction due to sale of business	(1)	—	—	—	(1)
Purchase price and allocation adjustments	(2)	—	9	—	7

Balance as of December 31, 2006	$4,445	$113	$271	$—	$4,829

Note 13 OTHER INTANGIBLE ASSETS

As of December 31, 2006 and 2005, other intangible assets consisted of the following:

	December 31,
Dollars in Millions	2006	2005
Patents/Trademarks	$258	$269
Less accumulated amortization	145	113

Patents/Trademarks, net	113	156

Licenses	659	431
Less accumulated amortization	162	113

Licenses, net	497	318

Technology	1,787	1,787
Less accumulated amortization	836	676

Technology, net	951	1,111

Capitalized Software	844	761
Less accumulated amortization	553	425

Capitalized Software, net	291	336

Total other intangible assets, net	$1,852	$1,921

Note 13 OTHER INTANGIBLE ASSETS (Continued)

In the first quarter of 2006 and for the year 2005, the Company recorded impairment charges for licenses of $32 million and $42 million, respectively, resulting from actual and estimated future sales declines of TEQUIN. These charges were recorded in cost of products sold in the Company’s consolidated statement of earnings.

In March 2006, as a result of the FDA approval of ERBITUX* for use in the treatment of head and neck cancer, the Company made a $250 million milestone payment to ImClone, which was capitalized as licenses.

In the third quarter of 2006, the Company recorded an impairment charge for licenses of $27 million, resulting from the lower than expected sales of EMSAM*. This charge was recorded in cost of products sold in the Company’s consolidated statement of earnings.

Amortization expense for other intangible assets for the years ended December 31, 2006, 2005 and 2004 was $363 million, $352 million and $316 million, respectively.

Expected amortization expense related to the current net carrying amount of other intangible assets follows:

Years Ending December 31,	Dollars in Millions
2007	$344
2008	291
2009	262
2010	248
2011	236
Later Years	471

Note 14 SHORT-TERM BORROWINGS AND LONG-TERM DEBT

Short-term borrowings at the end of 2006 and 2005 were $187 million and $231 million, respectively. Long-term debt was $7.2 billion at December 31, 2006 compared to $8.4 billion at December 31, 2005.

During the fourth quarter of 2006, the Company restructured its long-term debt by retiring all of its outstanding $2.5 billion, 5.75% Notes due 2011, through a cash tender offer and subsequent redemption and issuing €500 million ($641 million) aggregate principal amount of 4.375% Notes due 2016 and €500 million ($641 million) aggregate principal amount of 4.625% Notes due 2021, as well as $1.25 billion aggregate principal amount of 5.875% Notes due 2036, which resulted in a $220 million pre-tax expense, which are comprised of the items discussed below. The premium paid on the debt tender and make whole was $72 million and $24 million, respectively. In addition, the Company recognized in earnings $12 million of unamortized discount and debt issuance costs associated with the 2011 debt, incurred a pre-tax loss of $62 million related to the termination of the remaining $2.0 billion notional amount of its 2011 fixed-to-floating interest rate swap agreements and recognized in earnings the pre-tax unamortized portion of $18 million from the aforementioned loss incurred on the termination of $500 million notional amount on the 2011 fixed-to-floating interest rate swaps that occurred in June 2005. Furthermore, in November 2006 the Company recognized in earnings from accumulated other comprehensive income the pre-tax unamortized portion of $32 million from the loss incurred on the 2011 settlement of its interest rate lock contracts, which were used to manage its exposure to changes in interest rates for the anticipated issuance of the 2011 long-term fixed rate debt.

In December 2006, the Company replaced its prior $2 billion revolving credit facility with a new $2 billion five year revolving credit facility from a syndicate of lenders, which is extendable on the anniversary date with the consent of the lenders. This facility contains customary terms and conditions substantially similar to the prior facility, including a financial covenant whereby the ratio of consolidated debt to consolidated capital cannot exceed 50% at the end of each quarter. The Company has been in compliance with this covenant since the inception of this new facility. There were no borrowings outstanding under the revolving credit facility at December 31, 2006. The Company has unused short-term lines of credit and available trade finance facilities with foreign banks of $402 million and $394 million at December 31, 2006 and 2005, respectively.

In August 2005 a wholly-owned subsidiary of the Company entered into a $2.5 billion term facility with a syndicate of bank lenders. Borrowings under this facility are guaranteed by the Company, the subsidiaries of the borrower and by certain European subsidiaries of the Company. This facility contained a five-year tranche of up to $2.0 billion and a two-year tranche of up to $500 million and was fully drawn at December 31, 2005. Interest is paid on a periodic basis, as agreed with the lenders, at an annual rate equal to the applicable London Interbank Offered Rate (LIBOR) plus 0.25%. The Company is subject to substantially the same covenants as those included in its December 2004 Revolving Credit facility. The Company is also subject to further restrictions, including certain financial covenants. Prior to borrowing any proceeds against this facility in 2005, the Company obtained a waiver from the lenders for a covenant default under this facility due to a one-time intercompany distribution. As of December 31, 2006 the Company had fully repaid the two-year tranche, had $1.3 billion outstanding on the five-year tranche and was in full compliance with all covenants.

Note 14 SHORT-TERM BORROWINGS AND LONG-TERM DEBT (Continued)

During the second quarter of 2005, the Company retired all of its outstanding $2.5 billion 4.75% Notes due 2006, and incurred an aggregate pre-tax expense of approximately $69 million in connection with the early redemption of the Notes and termination of related interest rate swaps.

The components of long-term debt were as follows:

	December 31,
Dollars in Millions	2006	2005
5.75% Notes, due 2011	$—	$2,425
Floating Rate Bank Term Facility, due 2010	1,300	2,000
5.875% Notes, due 2036	1,238	—
Floating Rate Convertible Debentures, due 2023 (1)	1,200	1,188
4.375% Euro Notes, due 2016	645	—
4.625% Euro Notes, due 2021	634	—
5.25% Notes, due 2013	588	593
Floating Rate Bank Term Facility, due 2007	—	500
4.00% Notes, due 2008	391	387
6.80% Debentures, due 2026	383	384
7.15% Debentures, due 2023	352	365
6.88% Debentures, due 2097	296	296
1.10% Yen Notes, due 2008	104	106
5.75% Industrial Revenue Bonds, due 2024	34	34
1.43% Yen Notes, due 2008	30	30
1.81% Yen Notes, due 2010	29	30
Variable Rate Industrial Revenue Bonds, due 2030	15	15
Other	9	11

	$7,248	$8,364

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

The Company has entered into fixed to floating interest rate swaps for $3.9 billion of its long-term debt. In 2006, in conjunction with the new issuance of $1.25 billion 5.87% Notes due 2036 and €1.0 billion Euro Notes ($1.3 billion), the Company executed several fixed to floating interest rate swaps to convert the new fixed rate debt to be paid in 2016, 2021, and 2036 to variable rate debt. During 2004, the Company executed several fixed to floating interest rate swaps to convert $700 million of the Company’s fixed rate debt to be paid in 2023 and 2026 to variable rate debt. For the year ended December 31, 2006, the Company realized a net increase in interest expense of $18 million as a result of the higher floating rates obtained in the swap agreements. For the year ended December 31, 2005, the Company recognized a net reduction in interest expense of $54 million that reflects the benefit of the lower floating rates obtained in the swap agreements.

In November 2006, in connection with the early retirement of its outstanding $2.5 billion 5.75% Notes due 2011, the Company terminated the remaining $2.0 billion notional amount of its 2011 fixed to floating interest rate swap agreements and incurred a pre-tax loss of $62 million. In April 2005, in connection with the early redemption of its $2.5 billion Notes due 2006, the Company terminated $2 billion notional amount of its 2006 fixed-to-floating interest rate swap agreements and incurred a pre-tax loss of $28 million. In June 2005, the Company terminated $500 million notional amount of its 2011 fixed-to-floating interest rate swap agreements related to its $2.5 billion Notes due 2011, and incurred a pre-tax loss of $23 million. This loss was being amortized to interest expense with $3 million and $2 million being recognized in 2006 and 2005, respectively. The remaining loss of $18 million, together with the $62 million loss incurred from the unwind of $2.0 billion swap was fully recognized in 2006. In September 2005, the Company terminated $350 million notional amount of its 2026 fixed-to-floating interest rate swap agreements related to its $350 million Debentures due 2026 at a gain of $39 million. This gain will be recognized against interest expense over the remaining life of the Debentures due 2026, of which approximately $1 million was recognized in 2006 and 2005.

Note 14 SHORT-TERM BORROWINGS AND LONG-TERM DEBT (Continued)

Cash payments for interest, including payments due to interest rate swaps, were $682 million, $598 million and $354 million in 2006, 2005 and 2004, respectively. The Company’s cash receipts from interest rate swaps were $205 million, $275 million and $298 million in 2006, 2005 and 2004, respectively, and were excluded from cash payments for interest.

	Payments due by period
Dollars in Millions	Total	2007	2008	2009	2010	2011	Later years
Long-Term Debt (2)	$7,248	$—	$1,735	$—	$1,329	$—	$4,184

(2)

2007 obligations are included in short-term borrowings on the Company’s consolidated balance sheet at December 31, 2006 and all balances approximate the outstanding nominal long-term debt values. The Company’s convertible debenture is included as due for payment in 2008, as it contains a 2008 put and call feature as described above.

At December 31, 2006, the Company had provided a total of $165 million financial guarantees in the form of stand-by letters of credit and performance bonds. The stand-by letters of credit are with insurance companies in support of third-party liability programs. The performance bonds have been issued to support a range of ongoing operating activities including sale of Company products to hospitals and foreign ministries of health, bonds for customs, duties and value added tax, and guarantees related to miscellaneous legal actions. A significant majority of the Company’s outstanding financial guarantees will expire within the year and are not expected to be funded.

Note 15 STOCKHOLDERS’ EQUITY

Changes in common shares, treasury stock, capital in excess of par value of stock, and restricted stock were:

Dollars and Shares in Millions	Common Shares Issued	Treasury Shares	Cost of Treasury Stock	Capital in Excess of Par Value of Stock	Restricted Stock
Balance at January 1, 2004	2,201	261	$(11,440)	$2,477	$(55)

Issued pursuant to stock plans and options	1	(6)	137	12	(32)
Amortization of restricted stock	—	—	—	—	24
Lapses and forfeitures of restricted stock	—	—	(8)	2	6

Balance at December 31, 2004	2,202	255	(11,311)	2,491	(57)

Issued pursuant to stock plans and options	3	(7)	148	36	(40)
Amortization of restricted stock	—	—	—	—	22
Lapses and forfeitures of restricted stock	—	—	(5)	1	4

Balance at December 31, 2005	2,205	248	(11,168)	2,528	(71)

Issued pursuant to stock plans and options	—	(11)	262	67	(81)
Amortization of restricted stock	—	—	—	33	1
Lapses and forfeitures of restricted stock	—	1	(21)	(2)	23

Balance at December 31, 2006	2,205	238	$(10,927)	$2,626	$(128)

Each share of the Company’s preferred stock is convertible into 16.96 shares of common stock and is callable at the Company’s option. The reductions in the number of issued shares of preferred stock in 2006, 2005, and 2004 were due to conversions into shares of common stock.

Dividends declared per common share were $1.12 in 2006, $1.12 in 2005 and $1.12 in 2004.

Note 15 STOCKHOLDERS’ EQUITY (Continued)

The accumulated balances related to each component of other comprehensive income/(loss), net of taxes, were as follows:

Dollars in Millions	Foreign Currency Translation	Deferred (Income)/Loss on Effective Hedges	Minimum Pension Liability Adjustment	Deferred Charges on Pension and Other Postretirement Benefits	Available for Sale Securities	Accumulated Other Comprehensive Income/(Loss)
Balance at January 1, 2004	$(491)	$(258)	$(130)	$—	$24	$(855)
Other comprehensive income/(loss)	208	(51)	(93)	—	(1)	63

Balance at December 31, 2004	(283)	(309)	(223)	—	23	(792)
Other comprehensive income/(loss)	(270)	325	(6)	—	(22)	27

Balance at December 31, 2005	(553)	16	(229)	—	1	(765)
Other comprehensive income/(loss)	129	(39)	82	—	12	184
Adjustments on adoption of SFAS No. 158	—	—	147	(1,211)	—	(1,064)

Balance at December 31, 2006	$(424)	$(23)	$—	$(1,211)	$13	$(1,645)

Note 16 EMPLOYEE STOCK BENEFIT PLANS

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

The 2002 Stock Incentive Plan provides for the granting of common stock to key employees, subject to restrictions as to continuous employment. Restrictions generally expire over a four-year period from date of grant. Compensation expense is recognized over the restricted period. At December 31, 2006 and 2005, there were 6.9 million and 4.2 million shares of restricted stock and restricted stock units outstanding under the plan, respectively. For the years ended December 31, 2006, 2005 and 2004, approximately 4.3 million, 1.8 million and 1.2 million shares, respectively, of restricted stock and restricted stock units were granted with a weighted average fair value of $23.45, $24.61 and $27.64 per common share, respectively.

The 2002 Stock Incentive Plan also incorporates the Company’s long-term performance awards. These awards, which are delivered in the form of a target number of performance shares, have a three-year cycle. For 2006 to 2008, the awards will be based 50% on cumulative earnings per share and 50% on cumulative sales, with the ultimate payout modified by the Company’s total stockholder return versus the 11 companies in its proxy peer group. If threshold targets are not met for the performance period, no payment will be made under the long-term performance award plan. Maximum performance for all three measures will result in a maximum payout of 253% of target. At December 31, 2006 and 2005, there were 1.8 million and 1.8 million performance shares outstanding under the plan, respectively. In 2006, 2005 and 2004, 0.6 million, 1.1 million and 0.5 million performance shares were granted, respectively, with a fair value of $20.00, $25.45 and $28.11 per common share, respectively.

Under the TeamShare Stock Option Plan, which terminated on January 3, 2005, full-time employees, excluding key executives, were granted options to purchase the Company’s common stock at the market price on the date the options were granted. The Company authorized 66 million shares for issuance under the plan. Individual grants generally became exercisable evenly on the third, fourth and fifth anniversary of the grant date and have a maximum term of 10 years. Options on 35.5 million shares have been exercised under the plan as of December 31, 2006.

Note 16 EMPLOYEE STOCK BENEFIT PLANS (Continued)

The Company’s results of operations for the year ended December 31, 2006 reflect the impact of SFAS No. 123(R), which includes the impact of the expensing of stock options. The Company has elected the alternative method as provided in FSP No. 123(R)-3 in determining the Company’s pool of excess tax benefits. The results of operations for the years ended December 31, 2005 and 2004 were not restated to reflect the impact of expensing of stock options and are prepared in accordance with APB No. 25. The following table summarizes stock-based compensation expense, net of tax, related to employee stock options, restricted stock, and long-term performance awards for the years ended December 31, 2006, 2005 and 2004:

	Years Ended December 31,
Dollars in Millions	2006	2005	2004
Cost of products sold	$11	$—	$—
Marketing, selling and administrative	67	31	30
Research and development	34	—	—

Total stock-based compensation expense	112	31	30
Deferred tax benefit	39	11	11

Stock-based compensation, net of tax	$73	$20	$19

The table below reflects pro forma net income and diluted net income per share for the years ended December 31, 2005 and 2004:

	Year Ended December 31
Dollars in Millions Except per Share Data	2005	2004
Net Earnings:
As reported	$3,000	$2,388
Total stock-based employee compensation expense, included in reported net earnings, net of related tax effects	20	19
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(112)	(138)

Pro forma	$2,908	$2,269

Basic Earnings per Share:
As reported	$1.53	$1.23
Pro forma	1.49	1.17
Diluted Earnings per Share:
As reported	$1.52	$1.21
Pro forma	1.48	1.15

There were no costs related to stock-based compensation that were capitalized during the period.

A summary of option activity follows:

	Shares of Common Stock		Weighted-Average Exercise Price of Shares
Shares in Millions	Available for Option Award	Issued Under Plan
Balance at January 1, 2004	29	161	$39.24
Authorized	18	—	—
Granted	(20)	20	27.88
Exercised	—	(7)	14.56
Lapsed	11	(11)	40.69

Balance at December 31, 2004	38	163	38.87
Authorized	18	—	—
Granted	(20)	20	25.37
Exercised	—	(9)	16.26
Lapsed	10	(10)	37.67

Balance at December 31, 2005	46	164	38.45
Authorized	18	—	—
Granted	(16)	16	23.18
Exercised	—	(8)	21.00
Lapsed	9	(9)	33.53

Balance at December 31, 2006	57	163	38.16

Note 16 EMPLOYEE STOCK BENEFIT PLANS (Continued)

The weighted-average grant-date fair value of options granted by the Company during the twelve months ended December 31, 2006, 2005 and 2004 was $4.74, $5.49 and $5.91, respectively. The total intrinsic value of options exercised for the twelve month periods ended December 31, 2006, 2005 and 2004 was $17 million, $69 million and $71 million, respectively. During the twelve months ended December 31, 2006, 2005 and 2004, the Company received $167 million, $137 million and $89 million in cash proceeds from the exercise of its stock options. As of December 31, 2006, there was $91 million of total unrecognized compensation cost related to stock options and is expected to be recognized over a weighted-average period of 2.7 years.

The following tables summarize information concerning the Company’s stock compensation plans and currently outstanding and exercisable options:

Shares in Millions	Number of securities to be issued upon exercise of outstanding options and rights (a)	Weighted-average exercise price of outstanding options and rights (b)	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a) (c)
Plan Category
Equity compensation plans approved by security holders	143	$37.51	44
Equity compensation plans not approved by security holders (1)	20	42.94	13

	163	38.16	57

(1)	Shares under this plan are no longer being issued.

The following table summarizes significant ranges of outstanding and exercisable options as of December 31, 2006 (shares in millions):

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (in Years)	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value (in millions)	Number Exercisable	Weighted- Average Remaining Contractual Life (in Years)	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value (in millions)
$20 - $30	82	7.07	$25.70	$114	44	6.15	$26.35	$48
$30 - $40	9.19		32.30	—	8.19		32.30	—
$40 - $50	41	2.81	47.03	—	41	2.81	47.04	—
$50 - $60	13	3.99	58.13	—	12	3.97	57.97	—
$60 and up	18	2.48	63.31	—	18	2.48	63.29	—

Total	163	4.88	38.16	$114	123	3.88	42.03	$48

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s average stock price of $26.27 on December 29, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of December 31, 2006 was 20 million. As of December 31, 2005, 113 million outstanding options were exercisable, and the weighted-average exercise price was $42.23.

At December 31, 2006, 306 million shares of common stock were reserved for issuance pursuant to stock plans, options and conversions of preferred stock.

Stock Option Valuation

The fair value of employee stock options granted in 2006 were estimated on the date of the grant and prior to January 1, 2006, were estimated using a weighted-average estimated per option value granted, using the Black-Scholes option pricing model with the following assumptions:

	2006		2005		2004
Expected volatility	26.7%		29.4%		30.0%
Risk-free interest rate	4.6%		4.4%		3.5%
Dividend yield	4.8%		4.6%		4.4%
Expected life	6.3	yrs	7.0	yrs	7.0	yrs

Note 16 EMPLOYEE STOCK BENEFIT PLANS (Continued)

The Company derived the expected volatility assumption required in the Black-Scholes model by calculating a 10-year historical volatility and weighting that equally against the derived implied volatility, consistent with SFAS No. 123(R) and SAB No. 107. Prior to 2006, the Company had used its historical stock price volatility in accordance with SFAS No. 123 for purposes of its pro forma information. The selection of the blended historical and implied volatility approach was based on the Company’s assessment that this calculation of expected volatility is more representative of future stock price trends than using only historical volatility.

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

Prior to 2006, the Company used an option-pricing model to indirectly estimate the expected life of the stock options. The expected life and expected volatility of the stock options were based upon historical and other economic data trended into the future. Forfeitures of employee stock options were accounted for on an as-incurred basis.

As stock-based compensation expense recognized in the consolidated statement of earnings for the twelve months ended December 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. In the Company’s pro forma information required under SFAS No. 123 for the periods prior to 2006, the Company accounted for forfeitures as they occurred.

Restricted Stock

The fair value of nonvested shares of the Company’s common stock is determined based on the average trading price of the Company’s common stock on the grant date.

A summary of restricted share activity follows:

Shares in Thousands	Number of Shares	Weighted-Average Grant-Date Fair Value
Nonvested shares at January 1, 2004	2,308	$36.34
Granted	1,244	27.64
Vested	(398)	43.39
Forfeited	(209)	35.58

Nonvested shares at December 31, 2004	2,945	31.12
Granted	1,786	24.61
Vested	(375)	38.56
Forfeited	(194)	31.37

Nonvested shares at December 31, 2005	4,162	27.36
Granted	4,295	23.45
Vested	(645)	32.48
Forfeited	(921)	26.64

Nonvested shares at December 31, 2006	6,891	24.58

As of December 31, 2006 and 2005, there was $126 million and $75 million, respectively, of total unrecognized compensation cost related to nonvested restricted stock and restricted stock units. That cost is expected to be recognized over a weighted-average period of 2.75 years for the balance at December 31, 2006 and 3.5 years for the balance at December 31, 2005. The total fair value of shares and share units that vested during the twelve months ended December 31, 2006, 2005 and 2004 was $21 million, $14 million and $17 million, respectively.

Note 16 EMPLOYEE STOCK BENEFIT PLANS (Continued)

Long-Term Performance Awards

Prior to the adoption of SFAS No. 123(R), compensation expense related to long-term performance awards was determined based on the market price of the Company’s stock at the time of the award applied to the expected number of shares contingently issuable (up to 100%), and was amortized over the three-year performance cycle. Upon adoption of SFAS No. 123(R), the fair value of each long-term performance award was estimated on the date of grant using a Monte Carlo simulation model instead of the grant date market price used previously.

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

Weighted-average expected volatility is based on the three year historical volatility levels on the Company’s common stock. Expected dividend yield is based on historical dividend payments. Risk free interest rate reflects the yield on 5-year zero coupon U.S. Treasury bonds, based on the performance shares’ contractual term. The fair value of the 2006 long-term performance awards is amortized over the performance period of the award.

Shares in Thousands		Long-Term Performance Shares Outstanding
Grant Date	Performance Cycle Measurement Date	Weighted-Average Grant Date Fair Value	December 31, 2006
3/2/04	12/31/06	$28.11	417
3/1/05	12/31/07	25.45	894
3/7/06	12/31/08	20.00	461

At December 31, 2006 and 2005, there was $2 million and $8 million, respectively, of total unrecognized compensation cost related to the performance share plan, which is expected to be recognized over a weighted-average period of 2.0 years and 1.7 years, respectively.

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

The Company adopted SFAS No. 123(R), which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors based on estimated fair values. SFAS No. 123(R) supersedes the Company’s previous accounting under APB No. 25 for periods beginning January 1, 2006. In March 2005, the SEC issued SAB No. 107 relating to SFAS No. 123(R). The Company has applied the provisions of SAB No. 107 in its adoption of SFAS No. 123(R).

The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, and has elected the alternative method as provided in FSP No. 123(R)-3 in determining the Company’s pool of excess tax benefits. The Company’s consolidated financial statements for the year ended December 31, 2006 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, the

Note 16 EMPLOYEE STOCK BENEFIT PLANS (Continued)

Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Stock-based compensation expense recognized under SFAS No. 123(R) for the year ended December 31, 2006 was $112 million ($73 million, net of tax) or $0.04 per share, with a corresponding amount recorded in additional paid-in capital within stockholders’ equity. Additionally, $10 million related to performance awards was reclassified from liabilities to stockholders’ equity in connection with the adoption of SFAS No. 123(R).

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

The Company’s primary net foreign currency translation exposures are the Euro, Japanese yen, Mexican peso, Chinese renminbi, and Canadian dollar.

The Company utilizes foreign currency contracts to hedge anticipated transactions, primarily intercompany transactions, on certain foreign currencies and designates these derivative instruments as foreign currency cash flow hedges when appropriate. The notional amounts of the Company’s foreign exchange derivative contracts at December 31, 2006 and 2005 were $1,585 million and $2,296 million, respectively. For these derivatives, in which the majority qualify as hedges of future anticipated cash flows, the effective portion of changes in fair value is temporarily deferred in accumulated OCI and then recognized in earnings when the hedged item affects earnings.

During 2006, 2005 and 2004, the Company reclassified deferred losses of $18 million, $130 million and $234 million, respectively, from accumulated OCI to earnings, the majority of which was classified as cost of products sold. As of December 31, 2006, the balance of deferred net after-tax losses of foreign exchange forward contracts included in accumulated OCI was $22 million, of which a net after-tax loss of $25 million is estimated to be reclassified into earnings within the next 12 months.

SFAS No. 133 requires that the Company perform periodic assessments of hedge effectiveness. These assessments determine whether derivatives designated as qualifying hedges continue to be highly effective in offsetting changes in the cash flows of hedged items. Any ineffective portion of fair value can no longer be deferred in accumulated OCI and is included in current period earnings. For the years ended December 31, 2006 and 2005, the impact of hedge ineffectiveness on earnings was not significant. Additionally, for the years ended December 31, 2006 and 2005 the impact of discontinued hedges were a loss of $10 million and a gain of $2 million, respectively. Furthermore, the Company uses foreign exchange forward contracts to offset its exposure to certain currency assets and liabilities. These foreign exchange forward contracts are not designated as hedges and, therefore, changes in the fair value of these derivatives are recognized in earnings as they occur. In 2006 and 2005, the amounts recognized in earnings related to foreign exchange forward contracts that did not qualify for hedge accounting treatment were not significant.

The fair value of forward contracts was a net liability of $33 million at December 31, 2006, of which $18 million was recorded as a non-current asset and $51 million was recorded as a current liability. The fair value of forward contracts was a net asset of $53 million at December 31, 2005, of which $94 million was recorded as a non-current asset and $41 million was recorded as a current liability. The fair value of all foreign exchange contracts is based on year-end currency rates (and the Black-Scholes model in the case of option contracts).

The Company had exposures to net foreign currency denominated assets and liabilities of approximately $1.6 billion and $2.5 billion at December 31, 2006 and 2005, respectively, primarily in Mexico, Japan, the UK, China, Australia and Canada. The reduction in net exposure was primarily due to the issuance of €1 billion Euro ($1.3 billion) Notes in 2006. For additional information, see “—Note 14. Short-Term Borrowing and Long-Term Debt.”

In addition to the foreign exchange hedge contracts noted above, the Company utilizes forward contracts to hedge foreign currency denominated monetary assets and liabilities. The primary objective of these forward contracts is to protect the U.S. dollar value of foreign currency denominated monetary assets and liabilities from the effects of volatility in foreign exchange rates that might occur prior to their receipt or settlement in U.S. dollars. These foreign currency denominated monetary assets and liabilities are primarily denominated in Euro. The forward contracts are not designated as hedges and are marked to market through other income/expense. The notional and fair value amount of purchased foreign exchange forward contracts was $24 million and a $1 million asset, respectively, at December 31, 2006, and was $142 million and a $2 million liability, respectively, at December 31, 2005. The notional and fair value amount of sold foreign exchange forward contracts was $22 million and a $1 million liability, respectively, at December 31, 2006, and was $47 million and a $1 million asset, respectively, at December 31, 2005.

Note 17 FINANCIAL INSTRUMENTS (Continued)

The Company also uses non U.S. dollar borrowings and, to a lesser extent, forward contracts, to hedge the foreign currency exposures of the Company’s net investment in certain foreign affiliates. These non U.S. dollar borrowings and forward contracts are designated as hedges of net investments. The effective portion of foreign exchange gains or losses on these hedges is recorded as part of the foreign currency translation component of OCI. At December 31, 2006 and 2005, $17 million in after tax losses and $12 million in after tax gains, respectively, were recorded in the foreign currency translation component of OCI.

The Company uses derivative instruments as part of its interest rate risk management strategy. The derivative instruments used comprised principally of fixed to floating rate interest rate swaps, which are subject to fair-value hedge accounting treatment. In November 2006, in connection with the funding of the retirement of the 2011 fixed rate debt, the Company executed several fixed to floating interest rate swaps to convert $1.3 billion and €1 billion Euro ($1.3 billion) of the Company’s newly issued fixed rate debt to be paid in 2016, 2021 and 2036 to variable rate debt. During 2004, the Company executed several fixed to floating interest rate swaps to convert $700 million of the Company’s fixed rate debt to be paid in 2023 and 2026 to variable rate debt. The total notional amount of outstanding interest rate swaps were $2.6 billion and €1 billion Euro ($1.3 billion) as of December 31, 2006 and $3.4 billion as of December 31, 2005. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the Company recognized a net increase in interest expense of $18 million in 2006, and a net reduction in interest expense of $54 million and $151 million in 2005 and 2004, respectively, from the impact of interest rate swaps.

The swap contracts as well as the underlying debt being hedged are recorded at fair value, which resulted in an increase in non-current assets of $7 million and current liabilities of $57 million, and a reduction in long-term debt of $50 million at December 31, 2006; and an increase in non-current assets of $21 million, current liabilities of $51 million and a reduction in long-term debt of $30 million at December 31, 2005. Swap contracts are generally held to maturity and are intended to create an appropriate balance of fixed and floating rate debt for the Company. Swap contracts that qualify as fair value hedges that are terminated prior to their maturity dates are reported as part of the carrying value of the underlying debt and are amortized to earnings over the remaining life of the debt. Swap contracts that qualify as cash flow hedges that are terminated are reported in accumulated OCI and amortized to earnings over the remaining life of the debt. The following tables summarize the new and terminated interest rate swaps for 2006 and 2005:

Dollars/Euros in Millions	Year of Transaction	Notional Amount of Underlying Debt
Interest Rate Contracts:
Swaps associated with 4.375% €500 EUR Notes due 2016	2006	$641
Swaps associated with 4.625% €500 EUR Notes due 2021	2006	641
Swaps associated with 5.875% Notes due 2036	2006	1,250

Terminated Swap Contracts

Interest Rate Contracts	Year of Termination	Notional Amount of Underlying Debt	Total Pre-Tax Deferred Gain/(Loss)	2006 Pre-Tax Income/(Expense) Recognized	2005 Pre-Tax Income/(Expense) Recognized
Dollars in Millions
Interest rate swap lock associated with 5.75% Notes due 2011 (1)	2001	$2,500	$(58)	$(37)	$(5)
Interest Rate Swap Lock associated with 4.75% Notes due 2006	2001	2,000	(48)	—	(15)
Swaps associated with 4.75% Notes due 2006 (1)	2005	2,000	(13)	—	(13)
Swaps associated with 5.75% Notes due 2011 (1)	2005	500	(23)	(21)	(2)
Swaps associated with 6.8% Notes due 2026	2005	350	39	1	—
Swaps associated with 5.75% Notes due 2011 (1)	2006	2,000	(62)	(62)	—

			$(165)	$(119)	$(35)

(1)	The underlying 2011 and 2006 Notes were extinguished in 2006 and 2005, respectively.

The carrying amount of the Company’s other financial instruments, which includes cash, cash equivalents, marketable securities, accounts receivable and accounts payable, approximates their fair value at December 31, 2006 and 2005. For long-term debt the difference between the fair value and carrying value is not material.

Note 18 SEGMENT INFORMATION

The Company is organized in three reportable segments—Pharmaceuticals, Nutritionals and Other Health Care. The Pharmaceuticals segment is comprised of the global pharmaceutical and international consumer medicines businesses. The Nutritionals segment consists of Mead Johnson, primarily an infant formula business and children’s nutritional business. The Other Health Care segment consists of the ConvaTec, Medical Imaging and Consumer Medicines businesses. In the third quarter of 2005, the Company completed the sale of its Consumer Medicines business. For additional information on the sale of Consumer Medicines, see “—Note 4. Acquisitions and Divestitures.”

The Company’s products are sold principally to the wholesale and retail trade, both nationally and internationally. Certain products are also sold to other drug manufacturers, hospitals, clinics, government agencies and the medical profession. Three wholesalers accounted for approximately 18%, 17% and 10%, respectively, of the Company’s total net sales in 2006. In 2005, sales to these wholesalers accounted for 20%, 19% and 11%, respectively, of the Company’s total net sales. In 2004, the same three wholesalers each accounted for approximately 19%, 17% and 10%, respectively, of the Company’s total net sales. These sales were concentrated in the Pharmaceuticals segment.

	Net Sales			Earnings Before Minority Interest and Income Taxes			Year-end Assets
Dollars in Millions	2006	2005	2004	2006	2005	2004	2006	2005
Pharmaceuticals	$13,861	$15,254	$15,564	$2,559	$3,732	$4,334	$11,768	$11,671

Nutritionals	2,347	2,205	2,001	696	677	610	1,167	1,088
Other Health Care	1,706	1,748	1,815	517	469	510	1,124	1,180

Health Care Group	4,053	3,953	3,816	1,213	1,146	1,120	2,291	2,268

Total segments	17,914	19,207	19,380	3,772	4,878	5,454	14,059	13,939
Corporate/Other	—	—	—	(1,137)	(362)	(1,036)	11,516	14,199

Total	$17,914	$19,207	$19,380	$2,635	$4,516	$4,418	$25,575	$28,138

Corporate/Other consists principally of interest income, interest expense, certain administrative expenses and allocations to the business segments of certain corporate programs, litigation expense, debt retirement costs, gain on sale of businesses and product asset, deferred income recognized from collaboration agreement and restructuring charges. Corporate/Other assets include cash and cash equivalents, marketable securities, goodwill, assets of OTN held available for sale at December 31, 2004 and sold in 2005 and certain other assets.

	Capital Expenditures			Depreciation
Dollars in Millions	2006	2005	2004	2006	2005	2004
Pharmaceuticals	$543	$554	$455	$460	$477	$474

Nutritionals	65	65	55	41	38	48
Other Health Care	28	30	27	21	25	22

Health Care Group	93	95	82	62	63	70

Total segments	636	649	537	522	540	544
Corporate/Other	44	44	49	42	37	49

Total	$680	$693	$586	$564	$577	$593

Note 18 SEGMENT INFORMATION (Continued)

Geographic Areas

	Net Sales			Year-end Assets
Dollars in Millions	2006	2005	2004	2006	2005
United States	$9,729	$10,461	$10,613	$16,942	$20,579
Europe, Middle East and Africa	4,544	5,136	5,470	5,032	4,779
Other Western Hemisphere	1,615	1,592	1,425	2,237	1,556
Pacific	2,026	2,018	1,872	1,364	1,224

Total	$17,914	$19,207	$19,380	$25,575	$28,138

The change in year-end assets in the U.S. in 2006 from 2005 was primarily due to a decrease in cash, cash equivalents and marketable securities resulting from the reinvestment in 2006 of foreign dividends received in 2005 pursuant to the repatriation of earnings to the U.S. under AJCA.

Note 19 LEASES

Minimum rental commitments under all non-cancelable operating leases, primarily real estate and motor vehicles, in effect at December 31, 2006, were:

Years Ending December 31,	Dollars in Millions
2007	$141
2008	120
2009	97
2010	70
2011	63
Later years	223

Total minimum payments	714
Less total minimum sublease rentals	52

Net minimum rental commitments	$662

Operating lease rental expense (net of sublease rental income of $21 million in 2006, $15 million in 2005 and $13 million in 2004) was $149 million in 2006, $150 million in 2005 and $149 million in 2004.

In December 2006, the Company completed the sale and leaseback of several administrative facilities in New Jersey for $283 million. The resulting pre-tax gain from the transaction of $154 million was deferred and will reduce future lease rental costs over the lease periods ranging from 8 to 12 years.

Note 20 PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

The Company and certain of its subsidiaries have defined benefit pension plans, defined contribution plans, and termination indemnity plans for regular full-time employees. The principal pension plan is the Bristol-Myers Squibb Retirement Income Plan in the U.S. The funding policy is to contribute amounts to provide for current service and to fund past service liability. Plan benefits are based primarily on the participant’s years of credited service and compensation. Plan assets consist principally of equity and fixed-income securities.

The Company also provides comprehensive medical and group life benefits for substantially all U.S. retirees who elect to participate in its comprehensive medical and group life plans. The medical plan is contributory. Contributions are adjusted periodically and vary by date of retirement and the original retiring Company. The life insurance plan is noncontributory. Plan assets consist principally of equity and fixed-income securities. Similar plans exist for employees in certain countries outside of the U.S.

Note 20 PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS (Continued)

The Company adopted SFAS No. 158 in the fiscal year ended December 31, 2006, resulting in a $1,064 million reduction of accumulated OCI in stockholders’ equity, a $767 million reduction in total assets and a $297 million increase in total liabilities. The impact of the adoption is summarized as follows:

		SFAS No. 158 Adjustments
Dollars in Millions	Pre SFAS No. 158	Pre-tax	Tax	Net	Post SFAS No. 158
Current Assets:
Deferred income taxes	$573	$—	$76	$76	$649
Non-Current Assets:
Deferred income taxes	2,139	—	438	438	2,577
Prepaid pension	1,324	(1,324)	—	(1,324)	—
Other assets	299	43	—	43	342
Current Liabilities:
Accrued expenses	2,251	81	—	81	2,332
U.S. and foreign income taxes payable	445	—	(1)	(1)	444
Non-Current Liabilities:
Other Liabilities	327	269	(52)	217	544
Stockholders’ Equity:
Accumulated other comprehensive loss	(581)	(1,631)	567	(1,064)	(1,645)

Cost of the Company’s deferred benefits and postretirement benefit plans included the following components:

	Pension Benefits			Other Benefits(a)
Dollars in Millions	2006	2005	2004	2006	2005	2004
Service cost—benefits earned during the year	$238	$223	$180	$9	$9	$8
Interest cost on projected benefit obligation	326	314	295	34	36	37
Expected return on plan assets	(410)	(361)	(355)	(22)	(20)	(18)
Net amortization and deferral	179	216	157	1	3	—

Net periodic benefit cost	333	392	277	22	28	27
Curtailments and settlements	(1)	—	(1)	—	—	—

Total net periodic benefit cost	$332	$392	$276	$22	$28	$27

(a)

The Company has recognized the impact of the Medicare Prescription Drug Improvement and Modernization Act of 2003 in 2006, 2005 and 2004, and in accordance with FSP No. 106-2, recorded $11 million, $11 million and $8 million in 2006, 2005 and 2004, respectively, as a reduction in net periodic benefit costs.

The estimated net actuarial loss and prior service cost that will be amortized from accumulated OCI into net periodic benefit cost in 2007 are:

Dollars in Millions	Pension Benefits	Other Benefits
Amortization of net actuarial loss	$133	$6
Amortization of prior service cost	11	(3)

	$144	$3

Note 20 PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS (Continued)

Changes in benefit obligations, plan assets, funded status and amounts recognized on the balance sheet as of and for the years ended December 31, 2006 and 2005, for the Company’s defined benefit and postretirement benefit plans, were:

	Pension Benefits		Other Benefits
Dollars in Millions	2006	2005	2006	2005
Benefit obligation at beginning of year	$5,918	$5,481	$643	$646
Service cost—benefits earned during the year	238	223	9	9
Interest cost on projected benefit obligation	326	314	34	36
Plan participants’ contributions	3	3	12	8
Curtailments and settlements	(2)	(2)	—	—
Actuarial losses/(gains)	10	400	27	17
Plan amendments	7	—	—	—
Retiree Drug Subsidy Received	—	—	6	—
Benefits paid	(432)	(386)	(81)	(73)
Exchange rate (gains)/losses	118	(115)	1	—

Benefit obligation at end of year	$6,186	$5,918	$651	$643

Fair value of plan assets at beginning of year	$5,017	$4,602	$253	$230
Actual return on plan assets	649	469	38	23
Employer contribution	325	423	63	65
Plan participants’ contributions	3	3	12	8
Settlements	—	(1)	—	—
Retiree Drug Subsidy Received	—	—	6	—
Benefits paid	(432)	(386)	(81)	(73)
Exchange rate (losses)/gains	96	(93)	—	—

Fair value of plan assets at end of year	$5,658	$5,017	$291	$253

Funded status	$(528)	$(901)	$(360)	$(390)
Unamortized net obligation at adoption	—	2	—	—
Unrecognized prior service cost	—	61	—	(27)
Unrecognized net actuarial loss	—	2,067	—	108

Net amount recognized	$(528)	$1,229	$(360)	$(309)

Amounts recognized in the balance sheet consist of:
Prepaid pension (prepaid benefit cost)	$—	$1,324	$—	$—
Other assets	45	2	—	—
Accrued expenses	(25)	—	(56)	—
Pension and other postretirement liabilities (accrued benefit cost)	(548)	(423)	(304)	(309)
Accumulated other comprehensive loss	—	326	—	—

Net amount recognized	$(528)	$1,229	$(360)	$(309)

Amounts recognized in accumulated other comprehensive loss
Net actuarial loss	$1,711	$—	$117	$—
Net obligation at adoption	2	—	—	—
Prior service cost	55	—	(24)	—

	$1,768	$—	$93	$—

Several plans had underfunded accrued benefit obligations that exceeded their accrued benefit liabilities at December 31, 2006 and 2005. Additional minimum liabilities were established to increase the accrued benefit liabilities to the values of the underfunded accrued benefit obligations. The additional minimum liabilities totaled $232 million at December 31, 2006 prior to the adoption of SFAS No. 158, which were for a U.S. unfunded benefit equalization plan and several international plans. These liabilities were reversed upon the adoption of SFAS No. 158. The additional minimum liabilities totaled $328 million at December 31, 2005, which were offset by intangible assets of $2 million and charges to accumulated OCI included in stockholders’ equity of $326 million.

The accumulated benefit obligation for all defined benefit pension plans was $5,422 million and $5,209 million at December 31, 2006 and 2005, respectively.

Note 20 PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS (Continued)

Information for pension plans with accumulated benefit obligations in excess of plan assets was:

	December 31,
Dollars in Millions	2006	2005
Projected benefit obligation	$1,328	$1,343
Accumulated benefit obligation	1,137	1,148
Fair value of plan assets	795	748

This is attributable primarily to an unfunded U.S. benefit equalization plan and several plans in the international markets. The unfunded U.S. benefit equalization plan provides pension benefits for employees with compensation above IRS limits and cannot be funded in a tax-advantaged manner.

Additional information pertaining to the Company’s pension and postretirement plans:

	Pension Benefits			Other Benefits
Dollars in Millions	2006	2005	2004	2006	2005	2004
(Decrease)/Increase in minimum liability, including the impact of foreign currency fluctuations, included in other comprehensive income	$(96)	$(20)	$153	$—	$—	$—

Weighted-average assumptions used to determine benefit obligations at December 31, were:

	Pension Benefits		Other Benefits
	2006	2005	2006	2005
Discount rate	5.74%	5.49%	5.73%	5.49%
Rate of compensation increase	3.63%	3.60%	3.60%	3.61%

Weighted-average actuarial assumptions used to determine net periodic benefit cost for the years ended December 31, were:

	Pension Benefits			Other Benefits
	2006	2005	2004	2006	2005	2004
Discount rate	5.49%	5.57%	6.08%	5.49%	5.52%	6.01%
Expected long-term return on plan assets	8.39%	8.41%	8.73%	8.75%	8.75%	9.00%
Rate of compensation increase	3.60%	3.59%	3.57%	3.61%	3.59%	3.58%

At December 31, 2006, the Company’s expected long-term rate of return on U.S. pension plan assets was 8.75%. The target asset allocation is 70% public equity (58% U.S., 12% international), 8% private equity and 22% fixed income. The 8.75% was approximated by applying expected returns of 9% on public equity, 15% on private equity and 6% on fixed income to the target allocation. The actual historical returns are also relevant. Annualized returns for periods ended December 31, 2006 were 9.3% for 10 years, 10.1% for 15 years and 10.5% for 20 years.

U.S. pension plan assets represented approximately 80% of total Company pension plan assets at December 31, 2005. The 8.39% disclosed above for total Company expected return on assets for 2006 is below the 8.75% for U.S. pension plans due to the impact of international pension plans, which typically employ a less aggressive asset allocation.

An 8.75% expected return is disclosed for Other Benefits in 2006 as the relevant assets are invested in the same manner as U.S. pension plan assets and there are no international plan assets.

Assumed health care cost trend rates at December 31, were:

	2006	2005	2004
Health care cost trend rate assumed for next year	9.87%	7.93%	8.93%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.49%	4.42%	4.51%
Year that the rate reaches the ultimate trend rate	2018	2012	2012

Note 20 PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS (Continued)

Assumed health care cost trend rates do have an effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

Dollars in Millions	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total of service and interest cost	$1	$(1)
Effect on postretirement benefit obligation	25	(23)

The Company’s asset allocation for pension and postretirement benefits at December 31, 2006 and 2005, was:

	Pension Benefits		Other Benefits
	2006	2005	2006	2005
Public equity securities	67.2%	67.3%	69.2%	67.7%
Debt securities (including cash)	26.9	26.8	23.3	25.0
Private equity	5.6	5.6	7.2	7.1
Other	0.3	0.3	0.3	0.2

Total	100.0%	100.0%	100.0%	100.0%

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

Bristol–Myers Squibb Company common stock represents less than 1% of the plan assets at December 31, 2006 and 2005.

Assets for postretirement benefits are commingled with U.S. pension plan assets and, therefore, the investment strategy is identical to that described above for U.S. pension plans.

Contributions

Although no minimum contributions were required, the Company made cash contributions to the U.S. pension plans of $235 million, $318 million and $225 million in 2006, 2005 and 2004, respectively. The Company also plans to make a cash contribution to the U.S. pension plans in 2007.

When contributions are made to the U.S. pension plans, the Company may make tax-deductible contributions to the 401(h) account for retiree medical benefits equal to a portion of the pension normal cost.

Contributions to the international pension plans were $90 million, $105 million and $142 million in 2006, 2005 and 2004, respectively. Contributions to the international plans are now expected to be $70 to $90 million in 2007.

Estimated Future Benefit Payments

The following benefit payments for mainly the U.S pension plans, which reflect expected future service, as appropriate, are expected to be paid:

Dollars in Millions	Pension Benefits	Gross	Other Benefits Medicare Subsidy	Net

2007	$309	$67	$8	$59
2008	328	67	9	58
2009	386	67	10	57
2010	391	67	11	56
2011	408	66	11	55
Years 2012 – 2016	2,493	313	57	256

Note 20 PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS (Continued)

Savings Plan

The principal defined contribution plan is the Bristol-Myers Squibb Savings and Investment Program. The Company’s contribution is based on employee contributions and the level of Company match. The Company’s contributions to the plan were $56 million in 2006, $51 million in 2005 and $53 million in 2004.

Termination Indemnity Plans

The Company operates in certain jurisdictions, primarily in Europe, which require the recording of statutory termination obligations. These obligations were assessed in accordance with Emerging Issues Task Force Issue No. 88-1, Determination of Vested Benefit Obligation for a Defined Benefit Pension Plan. The total pension liability recorded for these obligations was $75 million at December 31, 2006 and $68 million at December 31, 2005.

Note 21 LEGAL PROCEEDINGS AND CONTINGENCIES

Various lawsuits, claims, proceedings and investigations are pending involving the Company and certain of its subsidiaries. In accordance with SFAS No. 5, Accounting for Contingencies, the Company records accruals for such contingencies when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. These matters involve antitrust, securities, patent infringement, pricing, sales and marketing practices, environmental, health and safety matters, consumer fraud, product liability and insurance coverage. The most significant of these matters are described below.

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

INTELLECTUAL PROPERTY

PLAVIX* Litigation

PLAVIX* is currently the Company’s largest product ranked by net sales. Net sales of PLAVIX* were approximately $3.3 billion for the year ended December 31, 2006, $3.8 billion for the year ended December 31, 2005 and $3.3 billion in 2004, and U.S. net sales of PLAVIX* were $2.7 billion in 2006, $3.2 billion in 2005 and $2.8 billion in 2004. The PLAVIX* patents are subject to a number of challenges in the U.S. and other less significant markets for the product. It is not possible reasonably to estimate the impact of these lawsuits on the Company. However, loss of market exclusivity of PLAVIX* and sustained generic competition would be material to the Company’s sales of PLAVIX* and results of operations and cash flows, and could be material to the Company’s financial condition and liquidity. The Company and Sanofi (the Companies) intend to vigorously pursue enforcement of their patent rights in PLAVIX*.

PLAVIX* Litigation –United States

Patent Infringement Litigation

The Company’s U.S. territory partnership under its alliance with Sanofi is a plaintiff in a pending patent infringement lawsuit instituted in the U.S. District Court for the Southern District of New York entitled Sanofi-Synthelabo, Sanofi-Synthelabo, Inc. and Bristol-Myers Squibb Sanofi Pharmaceuticals Holding Partnership v. Apotex Inc. and Apotex Corp. (Apotex). The suit was filed in March 2002, as is based on U.S. Patent No. 4,847,265 (the ‘265 Patent), a composition of matter patent, which discloses and claims, among other things, the hydrogen sulfate salt of clopidogrel, a medicine made available in the U.S. by the Companies as PLAVIX*. Plaintiffs’ infringement position is based on defendants’ filing of their Abbreviated New Drug Applications (aNDA) with the FDA, seeking approval to sell generic clopidogrel bisulfate prior to the expiration of the composition of matter patent in 2011. The defendants responded by alleging that the patent is invalid and/or unenforceable.

In March 2006, the Companies announced that they had executed a proposed settlement agreement (the March Agreement) with Apotex to settle the patent infringement lawsuit pending between the parties in the U.S. District Court for the Southern District of New York. In response to concerns expressed by the Federal Trade Commission and state attorneys general, the parties modified the March Agreement (the Modified Agreement). In July 2006, the Companies announced that the Modified Agreement had failed to receive required antitrust clearance from the state attorneys general. On August 8, 2006, Apotex launched a generic version of clopidogrel bisulfate. On August 14, 2006, the Companies filed a motion for a preliminary injunction and on August 31, 2006, the trial court issued a preliminary injunction in which it ordered that Apotex to halt sales of generic clopidogrel bisulfate, but the Court did not order Apotex to recall product from its customers. The Companies were also required to post a bond in the amount of $400 million to provide security to Apotex should the Court conclude at the end of the patent litigation that the injunction was wrongly imposed. On September 1, 2006, the Companies each posted a $200 million bond to satisfy the requirement. The Company has pledged to the issuer of the bond collateral for its $200 million bond consisting of short-term, high quality securities. This collateral is reported as marketable securities on the consolidated balance sheet at December 31, 2006. Under the terms of the pledge agreement, the Company is entitled to receive the income generated from the marketable securities and to make certain investment decisions, but is restricted from using the $200 million pledged securities for any other purpose until such time the bond is cancelled.

Note 21 LEGAL PROCEEDINGS AND CONTINGENCIES (Continued)

On September 1, 2006, the Court denied Apotex’s motion to stay the preliminary injunction. Apotex filed an appeal of the preliminary injunction to the U.S. Court of Appeals for the Federal Circuit on September 5, 2006 and filed a motion for stay of the injunction pending appeal on September 6, 2006, which the Federal Circuit denied on September 21, 2006. On December 8, 2006, the Federal Circuit affirmed the trial court’s issuance of the injunction. Apotex subsequently filed a motion for reconsideration and/or rehearing, which was denied on January 19, 2007.

In September 2006, Apotex filed a motion to supplement its answer and counterclaims to add claims for breach of contract and antitrust counterclaims, and additional equitable defenses. The trial court permitted Apotex to add the additional antitrust counterclaims and they were stayed pending the outcome of the trial. The Court did not permit Apotex to add the breach of contract claim. The trial commenced on January 22, 2007 and ended on February 15, 2007. The Court has ordered post-trial briefing, and is expected to rule thereafter.

The Company’s U.S. territory partnership under its alliance with Sanofi is also a plaintiff in three additional pending patent infringement lawsuits instituted in the U.S. District Court for the Southern District of New York against Dr. Reddy’s Laboratories, Inc. and Dr. Reddy’s Laboratories, LTD (Dr. Reddy’s), Teva Pharmaceuticals USA, Inc. (Teva) and Cobalt Pharmaceuticals Inc. (Cobalt), all related to the ‘265 Patent. A trial date for the action against Dr. Reddy’s has not been set. The patent infringement actions against Teva and Cobalt have been stayed pending resolution of the Apotex litigation, and the parties to those actions have agreed to be bound by the outcome of the litigation against Apotex, although Teva and Cobalt can appeal the outcome of the litigation. Each of Dr. Reddy’s and Teva have filed an aNDA with the FDA, and all exclusivity periods and statutory stay periods under the Hatch-Waxman Act have expired, with the exception of the 30-month stay that applies to Teva, which expires on February 27, 2007. Accordingly, final approval by the FDA would provide each company authorization to distribute a generic clopidogrel bisulfate product in the U.S., subject to various legal remedies for which the companies may apply including injunctive relief and damages.

The Company’s U.S. territory partnership under its alliance with Sanofi is a plaintiff in another pending patent infringement lawsuit instituted in the U.S. District Court for the District of New Jersey entitled Sanofi-Synthelabo, Sanofi-Synthelabo Inc. and Bristol-Myers Squibb Sanofi Pharmaceuticals Holding Partnership v. Watson Pharmaceuticals, Inc. and Watson Laboratories, Inc. The suit was filed in October 2004 and was based on U.S. Patent No. 6,429,210, which discloses and claims a particular crystalline or polymorph form of the hydrogen sulfate salt of clopidogrel, which is marketed as PLAVIX*. The case is in the discovery phase. In December 2005, the court permitted Watson to pursue its declaratory judgment counterclaim with respect to U.S. Patent No. 6,504,030. In January 2006, the Court approved the parties’ stipulation to stay this case pending the outcome of the trial in the Apotex matter.

It is not possible at this time reasonably to assess the patent litigation with Apotex, or the other PLAVIX* patent litigation, or the timing of any renewed generic competition for PLAVIX* from Apotex or additional generic competition for PLAVIX* from other third-party generic pharmaceutical companies. However, if Apotex were to prevail in the patent litigation, the Company would expect to face renewed generic competition for PLAVIX* from Apotex promptly thereafter. As noted above, loss of market exclusivity for PLAVIX* and/or sustained generic competition would be material to the Company’s sales of PLAVIX*, results of operations and cash flows, and could be material to the Company’s financial condition and liquidity.

The full impact of Apotex’s launch of its generic clopidogrel bisulfate product on the Company cannot be reasonably estimated at this time and will depend on a number of factors, including, among others, the amount of generic product sold by Apotex; whether the Companies prevail in the underlying patent litigation; even if the Companies prevail in the pending patent case, the extent to which the launch by Apotex will permanently adversely impact the pricing and prescription demand for PLAVIX*; the amount of damages that would be sought and/or recovered by the Companies and Apotex’s ability to pay such damages. Loss of market exclusivity of PLAVIX* and/or sustained generic competition would be material to the Company’s sales of PLAVIX*, results of operations and cash flows, and could be material to the Company’s financial condition and liquidity.

The launch of the generic clopidogrel bisulfate product by Apotex in August 2006 had a significant adverse effect on sales in 2006, which the Company estimates to be in the range of $1.2 billion to $1.4 billion. In particular, the launch had an adverse impact on sales in the third and fourth quarters of 2006, which the Company estimates to be in the range of $525 million to $600 million for the third quarter and $700 to $750 million for the fourth quarter. In the first, second, third, and fourth quarters of 2006, U.S. net sales for PLAVIX* were $850 million, $988 million, $474 million, and $343 million, respectively. The sales of generic clopidogrel

Note 21 LEGAL PROCEEDINGS AND CONTINGENCIES (Continued)

bisulfate are expected to have a residual impact on PLAVIX* sales into 2007. The Company cannot with certainty estimate the 2007 impact at this point in time.

As also previously disclosed, the Antitrust Division of the U.S. Department of Justice (DOJ) is conducting a criminal investigation regarding the proposed settlement. The Company is cooperating fully with the investigation. It is not possible at this time reasonably to assess the outcome of the investigation or its impact on the Company.

As previously disclosed, the Company entered into a Deferred Prosecution Agreement (DPA) with the U.S. Attorney’s Office for the District of New Jersey (USAO) on June 15, 2005. Pursuant to the DPA, the USAO filed a criminal complaint against the Company alleging conspiracy to commit securities fraud, but deferred prosecution of the Company and will dismiss the complaint after two years if the Company satisfies all the requirements of the DPA. Under the terms of the DPA, the USAO, in its discretion, may prosecute the Company for the matters that were the subject of the criminal complaint filed by the USAO against the Company in connection with the DPA should the USAO make a determination that the Company committed any criminal conduct. Under the DPA, “criminal conduct” is defined as any crime related to the Company’s business activities committed by one or more executive officers or directors; securities fraud, accounting fraud, financial fraud or other business fraud materially affecting the books and records or publicly filed reports of the Company; and obstruction of justice. It is not possible at this time reasonably to assess the impact, if any, of the pending criminal investigation by the DOJ may have on the Company’s compliance with the DPA. Additional information with respect to the DPA is included in “Item 7. Management’s Discussion and Analysis—SEC Consent Order and Deferred Prosecution Agreement.”

In September 2006, the Board of Directors (the Board) announced that the Company’s then current Chief Executive Officer (CEO) and General Counsel would be leaving their respective positions effective immediately. The announcement took place after the Board received and considered reports from the Company’s outside counsel on issues relating to the PLAVIX* patent litigation with Apotex and a preliminary recommendation from the Monitor under the DPA (Monitor) to terminate the employment of such individuals. The Monitor’s recommendation followed an investigation initiated by the USAO conducted by the Monitor and the USAO, into corporate governance issues relating to the Company’s negotiations of a proposed settlement with Apotex. The Company has been advised by the Monitor and the USAO that the investigation did not involve matters that are the subject of the ongoing investigation by the Antitrust Division of the DOJ into the PLAVIX* settlement agreement. At the time the Monitor made his preliminary recommendation, the Monitor and the USAO also advised the Company that they had not found a violation of the DPA or any unlawful conduct by the Company or its employees. The investigation included a review of whether there was any violation of Federal securities laws in connection with the proposed settlement with Apotex under the terms of the SEC Consent. The Monitor has completed his investigation and submitted his report on the investigation to the USAO. The Monitor’s report did not find any violation of the SEC Consent or the Federal securities laws in connection with the proposed settlement. The Monitor concluded that the Company had violated certain paragraphs of the DPA related to governance matters. The violations cited by the Monitor in his report relate, among other things, to communication failures, including insufficient communications, by the Company’s former CEO and former General Counsel with the Board and with other members of senior management, as well as failure to comply with certain internal Company policies and procedures. The Monitor did not make any findings with respect to whether the Company knowingly and materially breached the DPA or make any recommendations. The USAO has advised the Company that he believes the matters cited in the Monitor’s report have been fully remediated and, accordingly, that he does not intend to take any action under the DPA with respect to the Monitor’s report.

Antitrust Litigation

Eighteen lawsuits comprised of both individual suits and purported class actions have been filed against the Company in U.S. District Court, Southern District of Ohio, Western Division, by various plaintiffs, including pharmacy chains (individually and as assignees, in whole or in part, of certain wholesalers), various health and welfare benefit plans/funds and individual residents of various states, since the announcement of the March Agreement with Apotex in March 2006. These lawsuits allege, among other things, that the Apotex settlement violates the Sherman Act and related laws. Plaintiffs are seeking, among other things, permanent injunctive relief barring the Apotex settlement and/or monetary damages. The class actions filed on behalf of direct purchasers have been consolidated under the caption In re: Plavix Direct Purchaser Antitrust Litigation, and the class actions filed on behalf of indirect purchasers have been consolidated under the caption In re: Plavix Indirect Purchaser Antitrust Litigation. Amended complaints have been filed in each of the consolidated class actions and in the individual actions, since the July 2006 announcement that the Modified Agreement failed to receive required antitrust clearance from the state attorneys general. The amended complaints include allegations regarding the criminal investigation by the Antitrust Division of the DOJ. On November 2, 2006, the Companies filed a motion to transfer all eighteen lawsuits to the U.S. District Court for the Southern District of New York, where the Apotex matter and similar PLAVIX*-related patent infringement cases are pending. That motion is pending before the Court. The Court also will be considering whether to stay the litigation pending the outcome of the patent infringement litigation. It is not possible at this time reasonably to assess the outcome of these lawsuits or their impact on the Company.

Note 21 LEGAL PROCEEDINGS AND CONTINGENCIES (Continued)

Shareholder Derivative Lawsuits

In September 2006, certain members of the Board, current and former officers, and the Company were named in a derivative complaint, Steven W. Sampson v. Peter R. Dolan, et al., filed in New York State Supreme Court. Also in September 2006, certain members of the Board, current and former officers, and the Company were named in a derivative complaint, Americo Marchese v. Peter R. Dolan et al., filed in the U.S District Court for the Southern District of New York. The complaints allege, among other things, breaches of fiduciary duty and claims for contribution and indemnification in relation to negotiations with Apotex regarding the PLAVIX* patent litigation. Among other things, the complaints seek money damages, injunctive remedies and other forms of equitable relief. It is not possible at this time reasonably to assess the outcome of these lawsuits or their impact on the Company. Plaintiff Marchese voluntarily dismissed without prejudice because the named plaintiff had sold his Bristol-Myers Squibb stock.

Consumer Fraud

On November 3, 2006, the Companies were served with a purported class action complaint, subsequently amended to include various Sanofi entities, captioned. Skilstaf, Inc. v. Bristol-Myers Squibb Company, et al., (3:06 CV 04965) filed in the U.S. District Court, District of New Jersey. The complaint alleges that defendants misrepresented the safety and effectiveness of PLAVIX*, both alone and in combination with aspirin, and that third-party payors were misled, causing them to pay more for PLAVIX* prescriptions for their insureds, compared to lower cost alternatives. Plaintiffs assert, among other things, violations of the New Jersey Consumer Fraud Act. Plaintiffs seek compensatory and punitive damages. It is not possible at this time reasonably to assess the outcome of this lawsuit or the impact on the Company.

PLAVIX* Litigation—International

Sanofi-Synthelabo and Sanofi-Synthelabo Canada Inc. instituted a prohibition action in the Federal Court of Canada against Apotex Inc. and the Minister of Health in response to a Notice of Allegation (NOA) from Apotex Inc. directed against Canadian Patent No. 1,336,777 (the ‘777 Patent) covering clopidogrel bisulfate. Apotex’s NOA indicated that it had filed an Abbreviated New Drug Submission (ANDS) for clopidogrel bisulfate tablets and that it sought approval (a Notice of Compliance) of that ANDS before the expiration of the ‘777 Patent, which is scheduled for August 12, 2012. Apotex’s NOA further alleged that the ‘777 Patent was invalid or not infringed. In March 2005, the Canadian Federal Court of Ottawa rejected Apotex’s challenge to the Canadian PLAVIX* patent and held that the asserted claims are novel, not obvious and infringed, and granted Sanofi’s application for an order of prohibition against the Minister of Health and Apotex Inc. That order of prohibition precludes approval of Apotex’s ANDS until the patent expires in 2012, unless the Federal Court’s decision is reversed on appeal. Apotex filed an appeal, which the Canadian Federal Court of Appeal heard on December 12-13, 2006. On December 22, 2006, the Federal Court of Appeal dismissed Apotex’s appeal and upheld the Federal Court’s issuance of the order of prohibition. On February 20, 2007, Apotex filed leave to appeal this decision to the Supreme Court of Canada.

Sanofi and Sanofi-Synthelabo Canada instituted a prohibition action in the Federal Court of Canada against Cobalt and the Minister of Health in response to a NOA from Cobalt directed against the ‘777 Patent and Canadian Patent No. 2,334,870 (the ‘870 Patent). Cobalt’s NOA indicated that it has filed an ANDS for clopidogrel bisulfate tablets and that it sought a Notice of Compliance for that ANDS before the expiration of the ‘777 and ‘870 Patents. Cobalt alleged that the ‘777 Patent was invalid and that the ‘870 Patent was invalid and not infringed. The case has been stayed pending the outcome of the Apotex appeal.

In June 2006, the Korean Intellectual Property Tribunal invalidated all claims of Sanofi’s Korean Patent No. 103,094, including claims directed to clopidogrel and pharmaceutically acceptable salts and to clopidogrel bisulfate, and Sanofi has appealed. Sanofi has also commenced infringement actions against generic pharmaceutical companies, several of which have launched a generic clopidogrel bisulfate product in Korea. It is not possible at this time reasonably to assess the outcome of these lawsuits or the impact on the Company.

OTHER INTELLECTUAL PROPERTY LITIGATION

TEQUIN (injectable form)

The Company and Kyorin Pharmaceuticals Co., Ltd. (Kyorin) commenced patent infringement actions in March 2005, against Apotex, and against Sicor Pharmaceuticals, Inc., Sicor Inc., Sicor Pharmaceuticals Sales Inc., Teva and Teva Pharmaceutical Industries Ltd. in the U.S. District Court for the Southern District of New York, relating to injectable forms of the antibiotic gatifloxacin, for which Kyorin holds the composition of matter patent and which the Company sells as TEQUIN. The action related to Apotex’s and Sicor’s filing of aNDAs for generic versions of injectable gatifloxacin with P(IV) certifications that the composition of the matter patent, which expires December 2007 but which was granted a patent term extension until December 2009, is invalid. The

Note 21 LEGAL PROCEEDINGS AND CONTINGENCIES (Continued)

filing of the lawsuits placed stays on the approvals of both Apotex’s and Sicor’s generic products until July/August 2007, unless there is a court decision adverse to the Company and Kyorin before that date. The Sicor case was consolidated with the above proceeding. In a stipulation approved by the U.S. District Court for the Southern District of New York in August 2005, the parties agreed that the Apotex case will be stayed pending resolution of the Teva and Sicor cases, and that the parties will be bound by the outcome of the litigation. In August 2006, the court approved a stipulation of dismissal jointly submitted by the parties. Under the stipulation, plaintiffs’ claims against Teva and Sicor were dismissed without prejudice. Both Teva and Sicor’s counterclaims concerning claim 4 of U.S. Patent No. 4,980,470 were dismissed with prejudice. Both Teva and Sicor’s remaining counterclaims were dismissed without prejudice. The Apotex case remains pending. It is not possible at this time reasonably to assess the outcome of the Apotex lawsuit. However, as a result of the Company’s decision to discontinue the manufacture, distribution and sale of TEQUIN, it is not expected that the outcome of the Apotex lawsuit will have a material impact on the Company.

ERBITUX*

Yeda Litigation

In October 2003, Yeda Research and Development Company Ltd. (Yeda) filed suit against ImClone and Aventis Pharmaceuticals, Inc. in Federal court claiming that three individuals associated with Yeda should be named as inventors of U.S. Patent No. 6,217,866 (the ‘866 Patent), which covers the therapeutic combination of any EGFR—specific monoclonal antibody and anti-neoplastic agents, such as chemotherapeutic agents, for use in treatment of cancer. In September 2006, following trial the Court issued an opinion and order in which it held that three researchers at Yeda were the sole inventors of the subject matter of the ‘866 Patent, and giving complete ownership of the patent to Yeda. ImClone has appealed. ImClone also filed a declaratory judgment action in the U.S. District Court for the Southern District of New York. The complaint alleges that if the Yeda researchers remain sole inventors of the ‘866 Patent, the patent is invalid. The Company, which is not a party to this action, is unable to predict the outcome of these proceedings.

As a result of the Court’s decision, Yeda may seek damages for infringement with respect to past ERBITUX* sales and royalties on future ERBITUX* sales. Yeda also has the right to license the patent to others. Yeda’s license of the patent to third parties could result in product competition for ERBITUX* that might not otherwise occur. It is too early to assess whether and to what extent any such competitive impact will occur or to quantify any such impact. However, Yeda has announced that it has licensed the patent to Amgen Inc. (Amgen). Amgen received FDA approval to market an EGFR product that competes with ERBITUX*. Under its commercial agreement with ImClone, the Company pays a royalty to ImClone on sales of ERBITUX* that is not impacted by the Court’s decision.

The agreement between ImClone and the Company also includes provisions pursuant to which certain financial consequences to the Company resulting from the decision would be the responsibility of ImClone. In addition, the Company owns 14.4 million shares of ImClone common stock, which the Company accounts for under the equity method of accounting and has a carrying value of $7.59 per share at December 31, 2006. The closing market price of ImClone common stock at December 31, 2006 was $26.76. There can be no assurance that the Company will be able to realize fully the benefits of the contractual protections in its commercial agreement with ImClone or that there will not be any other financial consequences to the Company as a result of the Court’s decision.

RepliGen Litigation

In 2004, RepliGen Corporation (Repligen) and Massachusetts Institute of Technology (MIT) filed a lawsuit in the U.S. District Court for the District of Massachusetts against ImClone, claiming that ImClone’s manufacture and sale of ERBITUX* infringes a patent that generally covers a process for protein production in mammalian cells. In July 2006, the Court granted summary judgment in favor of Repligen and MIT by rejecting one of ImClone’s defenses relating to patent exhaustion. The trial will proceed on the issue of patent infringement. The Company is not a party to this action. It is not possible at this time reasonably to assess the outcome of this lawsuit or the impact on the Company.

Abbott Laboratories Litigation

On February 5, 2007, Abbott Laboratories filed suit against ImClone in the U.S. District Court for the District of Massachusetts (Case 1:07-cv-10216-RGS). The complaint alleges that ImClone’s manufacture and sale of ERBITUX* infringe U.S. Patent No. 5,665,578, and seeks damages for that alleged infringement. The Company is not a party to this action. It is not possible at this time reasonably to assess the outcome of this lawsuit or the impact on the Company.

Note 21 LEGAL PROCEEDINGS AND CONTINGENCIES (Continued)

ORENCIA

In January 2006, Repligen and the Regents of the University of Michigan filed a complaint against the Company in the U.S. District Court for the Eastern District of Texas, Marshall Division. ORENCIA was launched in February 2006. The complaint alleges that the Company’s then-anticipated sales of ORENCIA will infringe U.S. Patent No. 6,685,541. Repligen has since amended the complaint to include ongoing and future sales of ORENCIA. In August 2006, Zymogenetics, Inc. filed a complaint against the Company in the U.S. District Court for the District of Delaware. The complaint alleges that the Company’s manufacture and sales of ORENCIA infringe U.S. Patents Nos. 5,843,725 and 6,018,026. The trial is scheduled to commence in April 2008. It is not possible at this time reasonably to assess the outcome of these lawsuits or their impact on the Company.

GENERAL COMMERCIAL LITIGATION

Clayworth Litigation

The Company, together with a number of other pharmaceutical manufacturers, was named as a defendant in an action filed in California State Superior Court in Oakland, James Clayworth et al. v. Bristol-Myers Squibb Company, et al., alleging that the defendants conspired to fix the prices of pharmaceuticals by agreeing to charge more for their drugs in the U.S. than they charge outside the U.S., particularly Canada, and asserting claims under California’s Cartwright Act and unfair competition law. The plaintiffs sought trebled monetary damages, injunctive relief, and other relief. On December 19, 2006, the Court granted the Company and the other manufacturers’ motion for summary judgment based on the pass-on defense, and judgment was then entered in favor of defendants. In January 2007, a notice of appeal with respect to the judgment was filed and remains pending. It is not possible at this time reasonably to assess the outcome of this lawsuit or its impact on the Company in the event plaintiffs are successful on appeal.

Weisz & Stephenson Litigations

The Company has been named as a defendant, along with many other pharmaceutical companies, in an action originally brought by the Utility Consumers Action Network, a consumer advocacy organization that focuses on privacy issues. The lawsuit entitled Utility Consumers Action Network on behalf of the Privacy Rights Clearinghouse, et al. v. Bristol-Myers Squibb Co., et al was filed in California State Superior Court, San Diego County in July 2004. Another substantially similar lawsuit, Rowan Klein, a Representative Action on Behalf of Similarly Situated Persons and the Consuming Public, v. Walgreens, et al., was filed in February 2005, in the same court, against retail pharmacies, the Company and other pharmaceutical companies. The two complaints seek equitable relief, monetary damages and attorneys’ fees based upon allegedly unfair business practices and untrue and misleading advertising under various California statutes, including the California Confidentiality of Medical Information Act based on allegations that retail stores are selling consumers’ confidential medical information and that the companies are using consumers’ medical information for direct marketing designed to increase the sale of targeted drugs.

In January 2005, the Company and other pharmaceutical defendants sought to dismiss the Utility Consumers Action Network case on the grounds that California’s Proposition 64 requires that a plaintiff must be the injured party in order to have standing to bring a suit and that Utility Consumers Action Network was not personally injured. In October 2005, the Court entered a stay in the Utility Consumers Action Network and the Klein cases pending the California Supreme Court’s decision to review several intermediate appellate decisions that discuss the applicability of Proposition 64 to pending cases. In July 2006, the California Supreme Court entered decisions in two appeals which held that Proposition 64 applies to pending cases, but complaints may be amended to add a plaintiff with standing. The Court granted plaintiffs in both lawsuits leave to amend, and amended complaints containing substantially similar allegations to the earlier complaints were filed on behalf of new plaintiffs who each purports to allege a personal injury. The lawsuit filed by Utility Consumers Action Network on behalf of the Privacy Rights Clearinghouse is now entitled, Kimberly Weisz, et al. v. Bristol-Myers Squibb Co., et al., and the lawsuit filed by Rowan Klein is now entitled, Roseanna Stephenson, on behalf of herself and all others similarly situated, v. Bristol-Myers Squibb Co., et al. Both cases are at a very preliminary stage, and it is not possible at this time reasonably to assess the outcome of these lawsuits or their impact on the Company.

RxUSA Wholesale Litigation

In July 2006, a complaint was filed by drug wholesaler RxUSA Wholesale, Inc. in the U.S. District Court for the Eastern District of New York against the Company, fifteen other drug manufacturers, five drug wholesalers, two officers of defendant McKesson and a wholesale distribution industry trade group, RxUSA Wholesale, Inc. v. Alcon Labs., Inc., et al. The complaint alleges violations of Federal and New York antitrust laws, as well as various other laws. Plaintiff claims that defendants allegedly engaged in anti-competitive acts that resulted in the exclusion of plaintiff from the relevant market and seeks $586 million in damages before any trebling, and other relief. The Company, together with the other manufacturer defendants, filed a motion to dismiss the case on November 13, 2006. That motion is pending before the Court. It is not possible at this time reasonably to estimate the outcome of this lawsuit or the impact on the Company.

Note 21 LEGAL PROCEEDINGS AND CONTINGENCIES (Continued)

SECURITIES LITIGATION & INVESTIGATIONS

SEC Investigation of Wholesaler Inventory & Accounting Matters

In August 2004, the Company entered into a final settlement with the SEC, concluding an investigation concerning certain wholesaler inventory and accounting matters. The Company agreed, without admitting or denying any liability, not to violate certain provisions of the securities laws. The Company also established a $150 million fund, which is being distributed to certain Company shareholders under a plan of distribution established by the SEC. The settlement does not resolve the ongoing investigation by the SEC of the activities of certain former members of the Company’s management in connection with the wholesaler inventory issues and other accounting matters. The Company is continuing to cooperate with this investigation.

D&K Health Care Resources Litigation:

In November 2004, a class action complaint was filed in the U.S. District Court for the Eastern District of Missouri against the Company, D&K Health Care Resources, Inc. (D&K) and several current and former D&K directors and officers. The complaint alleges that the Company participated in fraudulently inflating the value of D&K stock by allegedly engaging in improper “channel-stuffing” agreement with D&K. In June 2006, the Court granted the Company’s motion to dismiss the complaint. Plaintiff’s time to appeal the decision, if any such appeal is lodged, will begin to run when the litigation against D&K and its officers and directors is finally resolved. It is not possible at this time reasonably to assess the outcome of this lawsuit or its impact on the Company.

Starkman Litigation

In September 2005, certain of the Company’s current and former officers were named in a purported class action, Starkman v. Bristol-Myers Squibb, et al., filed in New York State Supreme Court alleging factual claims similar to the now resolved Federal class action in the U.S. Southern District of New York related to alleged violations of Federal securities laws and regulations in connection with sales incentives and wholesaler inventory levels, and asserting common law fraud and breach of fiduciary duty claims on behalf of certain of the Company’s stockholders. In October 2005, the Company removed the case to the U.S. District Court for the Southern District of New York. In November 2005, the plaintiff moved to remand the matter to state court. The matter was stayed until the Supreme Court, in March 2006, entered its decision in another case which held that holder class actions asserting securities fraud claims under state law, like Starkman, are preempted under Federal law. Following oral argument, the Court denied plaintiff’s motion to remand in September 2006. On November 8, 2006, the Company and the plaintiff submitted a stipulation of dismissal (without prejudice), which was approved by the Court.

PRICING, SALES AND PROMOTIONAL PRACTICES LITIGATION AND INVESTIGATIONS

The Company, together with a number of defendants, is a defendant in a number of private civil matters relating to its pricing practices. In addition, the Company, together with a number of other pharmaceutical manufacturers, has received subpoenas and other document requests from various government agencies seeking records relating to its pricing, sales marketing practices and best price reporting.

Investigations

The Company, the U.S. DOJ, and the Office of the U.S. Attorney for the District of Massachusetts have reached an agreement in principle, subject to approval by the DOJ, to settle several investigations involving the Company’s drug pricing, and sales and marketing activities. The agreement in principle provides for a civil resolution and an expected payment of $499 million. The agreement in principle involves matters that have been actively investigated by and discussed with U.S. DOJ and the U.S. Attorney for the District of Massachusetts over a number of years, including matters relating to (1) the pricing for certain products sold several years ago by a subsidiary, which had been reimbursed by governmental health care programs; 2) financial relationships between the subsidiary noted above and certain customers and other entities; 3) certain consulting programs; 4) the promotion of ABILIFY for unapproved indications; 5) the calculation of certain Medicaid rebates for SERZONE (nefazodone hydrochloride); and 6) the pricing for certain of the Company’s products reimbursed by governmental health care programs. The agreement contemplates that States will choose to participate in the settlement. There would be no criminal charges against the Company with respect to those matters. The agreement in principle also provides for the Company to enter into a corporate integrity agreement with the Office of Inspector General of the U.S. Department of Health and Human Services. The settlement is contingent upon the parties’ agreement to the terms of a final settlement agreement, including on the terms of the corporate integrity agreement and approval by the DOJ. There can be no assurance that the settlement will be finalized, or that all the States will choose to participate. The agreement in principle only covers those matters outlined above, and the U.S. DOJ, the U.S. Attorney for the District of Massachusetts and the States have indicated that they may pursue other matters outside the scope of the expected settlement, and in that event such matters could result in the assertion of civil and/or criminal claims.

Note 21 LEGAL PROCEEDINGS AND CONTINGENCIES (Continued)

As a result of the agreement in principle, the Company has increased its reserves related to these investigations by $353 million, bringing the aggregate reserves for these matters to $499 million. The increased reserve was recorded in the fourth quarter of 2006. In accordance with GAAP, the aggregate reserves reflect the Company’s estimate of the expected probable loss with respect to these matters, assuming the settlement is finalized. If the settlement is not finalized, and/or if certain States choose not to participate, the amount reserved may not reflect eventual losses.

Furthermore, there are other open investigations on other issues being conducted by various Federal and state agencies as well as by certain Congressional committees. The Company is producing documents and actively cooperating with these investigations, which could result in the assertion of civil and/or criminal claims.

It is not possible at this time reasonably to assess the outcome of the investigations described above, or of any additional matters that the U.S. DOJ, and the Office of the U.S. Attorney for the District of Massachusetts may pursue, or the potential impact on the Company.

As previously disclosed, in 2004, the Company undertook an analysis of its methods and processes for calculating prices for reporting under governmental rebate and pricing programs related to its U.S. Pharmaceuticals business. The analysis was completed in early 2005. Based on the analysis, the Company identified the need for revisions to the methodology and processes used for calculating reported pricing and related rebate amounts and implemented these revised methodologies and processes beginning with its reporting to the Federal government agency with primary responsibility for these rebate and price reporting obligations, the Centers for Medicare and Medicaid Services (CMS) in the first quarter of 2005. In addition, using the revised methodologies and processes, the Company also has recalculated the “Best Price” and “Average Manufacturer’s Price” required to be reported under the Company’s Federal Medicaid rebate agreement and certain state agreements, and the corresponding revised rebate liability amounts under those programs for the three-year period 2002 to 2004. Upon completion of the analysis in early 2005, the Company determined that the estimated rebate liability for those programs for the three-year period 2002 to 2004 was actually less than the rebates that had been paid by the Company for such period. Accordingly, in the fourth quarter of 2004, the Company recorded a reduction to the rebate liability in the amount of the estimated overpayment. The Company has submitted proposed revisions and an updated estimate to CMS for review. CMS may take the position that further revisions to the Company’s methodologies and calculations are required. The Company believes, however, based on current information that any such recalculation for 2002 to 2004 period is not likely to result in material rebate liability. However, due to the uncertainty surrounding the recoverability of the Company’s estimated overpayment arising from the review process described above, the Company recorded a reserve in an amount equal to the estimated overpayment.

Litigation

With respect to the private civil matters, the Company, together with a number of other pharmaceutical manufacturers, is a defendant in private class actions, as well as suits brought by the attorneys general of several states and by numerous New York counties and the City of New York, which are pending in Federal and state courts. In these actions, plaintiffs allege defendants caused the Average Wholesale Prices (AWPs) of their products to be inflated, thereby injuring government programs, entities and persons who reimbursed prescription drugs based on AWPs. The Federal cases and several of the state attorneys general actions and suits of New York Counties and the City of New York have been consolidated for pre-trial purposes in the U.S. District Court for the District of Massachusetts (AWP MDL). The Court in the AWP MDL has certified three classes of persons and entities who paid for or reimbursed for seven of the Company’s physician-administered drugs. The non-jury trial for Classes 2 and 3 (insurance companies and health and welfare funds in Massachusetts) commenced November 2006 and is currently ongoing. A trial date for the claims of Class 1 (Medicare Part B beneficiaries nationwide) has not yet been set for the Company.

The Company also is one of many defendants in a putative class action filed in California allegedly on behalf of entities entitled to discounted pricing pursuant to Section 340B of the Public Health Services Act, which requires prescription drug manufacturers to offer discounts to qualified medical providers—generally those who disproportionately service poor people. In July 2006, an order was entered dismissing the California case with prejudice. Plaintiff has appealed the dismissal of the California action.

It is not possible at this time reasonably to assess the outcome of the litigation matters described above, or their potential impact on the Company.

Note 21 LEGAL PROCEEDINGS AND CONTINGENCIES (Continued)

PRODUCT LIABILITY LITIGATION

The Company is a party to various product liability lawsuits. These involve, among other things, hormone replacement therapy (HRT) products and the Company’s SERZONE prescription drug. In addition to lawsuits, the Company also faces unfiled claims involving these and other products.

The Company’s decision to obtain insurance coverage is dependent on market conditions, including cost and availability, existing at the time such decisions are made. As a result of external factors, the availability of insurance continues to be restrictive while the cost has increased significantly. The Company has evaluated its risks and has determined that the cost of obtaining insurance for product liability losses outweighs the benefits of coverage protection against such losses and as such, became self-insured for product liability losses effective July 1, 2004. The Company will continue to evaluate these risks and benefits to determine its insurance needs in the future.

SERZONE

SERZONE is an antidepressant that was launched by the Company in May 1994, in Canada and in March 1995, in the U.S. In December 2001, the Company added a black box warning to its SERZONE label warning of the potential risk of severe hepatic events including possible liver failure and the need for transplantation and risk of death. Within several months of the black box warning being added to the package insert for SERZONE, a number of lawsuits, including several class actions, were filed against the Company. The plaintiffs in this mass-tort litigation allege, among other things, that the Company knew or should have known about the hepatic risks posed by SERZONE and failed to adequately warn physicians and users of the risks. In addition to the cases filed in the U.S., class actions were filed in Canada. Without admitting any wrongdoing or liability, in October 2004, the Company entered into a settlement agreement with respect to all claims in the U.S. and its territories regarding SERZONE. In November 2004, the District Court conditionally certified the temporary settlement class and preliminarily approved the settlement. In September 2005, the Court issued an opinion granting final approval of the settlement. In August 2006, the Company agreed to proceed with the settlement and not exercise its back-end opt-out right. Without admitting any wrongdoing or liability, in September 2006, the Company reached an agreement in principle with respect to all claims in Canada regarding SERZONE. Pursuant to the terms of the proposed settlement, all claims will be dismissed, the litigation will be terminated, the defendants will receive releases and the Company committed to paying at least $1 million into funds for class members. In May 2004, the Company announced that, following an evaluation of the commercial potential of the product after generic entry into the marketplace and rapidly declining brand sales, it had decided to discontinue the manufacture and sale of the product in the U.S. effective June 14, 2004.

Hormone Replacement Therapy

The plaintiffs in this mass-tort litigation allege, among other things, that various hormone therapy products, including hormone therapy products formerly manufactured by the Company (ESTRACE*, Estradiol, DELESTROGEN* and OVCON*) cause breast cancer, stroke, blood clots, cardiac and other injuries in women, that the defendants were aware of these risks and failed to warn consumers. As of December 31, 2006, the Company was a defendant in 333 lawsuits filed on behalf of approximately 1,261 plaintiffs in Federal and state courts throughout the U.S. The Company expects to be dismissed from many cases in which its products were never used. The initial trials in the HRT litigation involving the primary defendant, Wyeth commenced in Federal court in July 2006 and in Pennsylvania in November 2006. The initial trials involve only breast cancer claims and the Company is not a defendant in any of these cases. All of the Company’s hormone therapy products were sold to other companies between January 2000 and August 2001, but the Company maintains the ESTRACE* aNDA, and continues to manufacture some of the products under a supply agreement. It is not possible at this time reasonably to assess the outcome of the lawsuits in which the Company is a party or their impact on the Company.

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

CERCLA Matters

With respect to CERCLA matters for which the Company is responsible under various state, Federal and foreign laws, the Company typically estimates potential costs based on information obtained from the U.S. Environmental Protection Agency (EPA), or counterpart state agency and/or studies prepared by independent consultants, including the total estimated costs for the site and the expected cost-sharing, if any, with other “potentially responsible parties”, and the Company accrues liabilities when they are probable

Note 21 LEGAL PROCEEDINGS AND CONTINGENCIES (Continued)

and reasonably estimable. As of December 31, 2006, the Company estimated its share of the total future costs for these sites to be approximately $67 million, recorded as other liabilities, which represents the sum of best estimates or, where no simple estimate can reasonably be made, estimates of the minimal probable amount among a range of such costs (without taking into account any potential recoveries from other parties, which are not currently expected). The Company has paid less than $6 million (excluding legal fees) in each of the last five years for investigation and remediation of such matters, including liabilities under CERCLA and for other on-site remedial obligations.

Puerto Rico Air Emissions Civil Litigation

As previously reported, the Company is one of several defendants, including many of the major U.S. pharmaceutical companies, in a purported class action suit filed in Superior Court in Puerto Rico in February 2000 relating to air emissions from a government owned and operated wastewater treatment facility. In April 2006, the Company executed an individual settlement with the plaintiffs in the amount of $460,000, subject to certain conditions, including that the Court would decide to certify the case as a class action. The Court deferred decision on class certification pending its review of expert reports on the facility’s operations. The Court considered the expert reports at a hearing in October 2006 and thereafter facilitated settlement discussions as to all parties and all claims. Those discussions are ongoing and, consequently, the class certification hearing, scheduled for December 2006, has been postponed until May 2007.

Passaic River (NJ) Remediation and Natural Resource Damages Claims

In September 2003, the New Jersey Department of Environmental Protection (NJDEP) issued an administrative enforcement Directive and Notice under the New Jersey Spill Compensation and Control Act requiring the Company and approximately 65 other companies to perform an assessment of natural resource damages and to implement unspecified interim remedial measures to restore conditions in the Lower Passaic River. The Directive alleges that the Company is liable because it historically sent bulk waste to the former Inland Chemical Company facility in Newark, NJ (now owned by McKesson Corp.) for reprocessing, and that releases of hazardous substances from this facility have migrated into Newark Bay and continue to have an adverse impact on the Lower Passaic River watershed. Subsequently, the EPA also issued a notice letter under CERCLA to numerous parties—but not including the Company—seeking their cooperation in a study of conditions in substantially the same portion of the Passaic River that is the subject of the NJDEP’s Directive. A group of these other parties entered into a consent agreement with EPA in 2004 to finance a portion of that study. The EPA has not yet determined the estimated cost of the study. Under the consent agreement, the private party group committed to pay roughly half of the $20 million estimate, subject to revision and future negotiation. This study may also lead to clean-up actions, directed by the EPA and the Army Corps of Engineers. That group is actively negotiating with the EPA; if successful, those negotiations will result in an amended consent agreement. In anticipation of that agreement, the Company has reached an agreement in principle with McKesson Corp. to share the costs of an anticipated agreed portion of the EPA study tasks. The Company also is working cooperatively with a group of the parties that received the NJDEP Directive and/or the EPA notice to explore potential resolutions of the Directive and to address the risk of collateral claims. Although the Company does not believe it has caused or contributed to any contamination in the Lower Passaic River watershed, the Company has informed the NJDEP that it is willing to discuss the NJDEP’s allegations against the Company. Also, the private party group continues to discuss with the Federal agencies designated as trustees of natural resources affected by contamination in the Passaic River watershed the possibility of funding a cooperative NRD study that presumably would dovetail with the ongoing EPA study, and ideally would be joined by the NJDEP, to coordinate actions NJDEP may seek under the Directive. In late 2005, the NJDEP issued a supplemental Directive and filed suit against one of the site parties, seeking to compel implementation of interim measures. It is unclear whether the NJDEP will take additional actions against other site parties and/or whether litigation will arise in response to these new claims. The extent of any liability the Company may face, either to NJDEP or EPA, or with respect to future claims by the Federal trustees, McKesson Corp. or other responsible parties, cannot yet be determined.

North Brunswick, NJ Board of Education Remediation Claims

In October 2003, the Company was contacted by the North Brunswick, NJ Board of Education (BOE) regarding the discovery of industrial waste materials allegedly including materials from E.R. Squibb and Sons during an expansion project at the North Brunswick Township High School, as well as at a number of neighboring residential properties and adjacent public park areas. In January 2004, the NJDEP sent the Company and others an information request letter about possible waste disposal at the site, to which the Company responded in March 2004. The BOE and the Township, who are the current owners of the school property and the park, are conducting and jointly financing soil remediation work under a work plan approved by the NJDEP, and are evaluating the need to conduct response actions to remediate or contain potentially impacted ground water. Due to financial constraints in late 2004, the BOE asked the Company to contribute funds on an interim basis to assure uninterrupted performance of necessary site work. The Company is actively monitoring the clean-up project, including its costs, and is discussing with the BOE and Township the terms of a cooperative funding agreement and allocation process. Municipal records indicate the Township operated a landfill at the site in the 1940’s through the 1960’s, and the Company is investigating the historic use of the site, including any activities for which the Company may be responsible. To date, neither the BOE nor the Township has asserted any claims against the Company.

Note 21 LEGAL PROCEEDINGS AND CONTINGENCIES (Continued)

NJDEP Air Permit—New Brunswick, NJ Facility:

In December 2003, the Company and the NJDEP entered an Administrative Consent Order (ACO) concerning alleged violations of the New Jersey Air Pollution Control Act and its implementing regulations at the Company’s New Brunswick facility. Pursuant to the ACO, the Company agreed to submit a permit application creating a facility-wide emissions cap and to pay a small administrative fine. Both of these obligations were satisfied in early 2004. Subsequently, in February, 2005, the ACO was amended to provide that the Company would install a new cogeneration turbine at its New Brunswick facility by December 31, 2006, and would obtain applicable air permits by December 31, 2005. The Company obtained the required Operating Permit in September 2006, purchased the new cogeneration turbine at a cost of approximately $5 million and installed the turbine by December 31, 2006, in compliance with the ACO. The Company has fulfilled all terms and conditions of the ACO and in February 2007 received notice of termination from the ACO by the NJDEP, which concludes this matter.

Mead Johnson Facility—NSPS Issue

In October 2005, the Company commenced a voluntary environmental audit of the Mead Johnson facility in Mt. Vernon, Indiana, to determine its compliance with the EPA’s new source performance standards (NSPS), which are applicable to the operation of an incinerator. In December 2005, the Company disclosed possible violations of the NSPS requirement and is currently in the process of modifying its operations to fall within an exemption from those requirements. To date, neither the EPA nor the Indiana Department of Environmental Management has pursued any penalties for these potential violations; however; the Company could potentially be subject to civil penalties for past non-compliance with the NSPS. In December 2006, EPA responded to the self-disclosure and stated that it does not intend to pursue an enforcement action for these issues at this time. It is possible, however, that the Indiana Department of Environmental Management could in the future pursue civil penalties for past non-compliance with the NSPS.

ODS Regulatory Compliance

The EPA is investigating industrial and commercial facilities throughout the U.S. that use refrigeration equipment containing ozone-depleting substances (ODS) and enforcing compliance with regulations governing the prevention, service and repair of leaks (ODS requirements). In 2004, the Company performed a voluntary corporate-wide audit at its facilities in the U.S. and Puerto Rico that use ODS-containing refrigeration equipment. The Company submitted an audit report to the EPA in November 2004, identifying potential violations of the ODS requirements at several of its facilities. In addition to the matters covered in the Company’s audit report letter to the EPA, the EPA previously sent the Company’s wholly owned subsidiary, Mead Johnson, a request for information regarding compliance with ODS requirements at its facility in Evansville, Indiana. The Company responded to the request in June 2004, and, as a result, identified potential violations at the Evansville facility. The Company currently is in discussions with EPA to resolve both the potential violations discovered during the audit and those identified as a result of the EPA request for information to the Evansville facility. If the EPA determines that the Evansville facility, or any other facilities, was, or is, in violation of applicable ODS requirements, the Company could be subject to penalties and/or be required to convert or replace refrigeration equipment to use non-ODS approved substitutes.

MACT Compliance—Puerto Rico Facilities (Barceloneta and Humacao)

In March 2005, the Company commenced a voluntary environmental audit of the Barceloneta and Humacao, Puerto Rico facilities to determine their compliance with EPA’s regulations regarding the maximum achievable control technology requirements for emissions of hazardous air pollutants from pharmaceuticals production (Pharmaceutical MACT). The Company submitted to EPA an audit report for the Humacao facility in June 2005 and for the Barceloneta facility in July 2005, which disclosed potential violations of the Pharmaceutical MACT requirements at both facilities. The Company and the EPA are currently in discussions regarding resolution of this matter.

Note 21 LEGAL PROCEEDINGS AND CONTINGENCIES (Continued)

OTHER PROCEEDINGS

SEC Germany Investigation

In October 2004, the SEC notified the Company that it is conducting an informal inquiry into the activities of certain of the Company’s German pharmaceutical subsidiaries and its employees and/or agents. On October 4, 2006, the SEC informed the Company that its inquiry is now formal. The SEC’s inquiry encompasses matters currently under investigation by the German prosecutor in Munich, Germany. The Company understands the inquiry and investigation concern potential violations of the Foreign Corrupt Practices Act and German law, respectively. The Company is cooperating with both the SEC and the German authorities. The Company has established an accrual which represents minimum expected probable losses with respect to the investigation by the German prosecutor. It is not possible at this time reasonably to assess the outcome of these investigations or their impact on the Company.

Bari, Italy Investigation

As previously disclosed, in January 2006, the Company was notified by the Prosecutor in the Bari region of Italy (Bari Prosecutor) that the Company is under investigation as a result of the activities of two of its employees in the region. The investigation involves the Company, as well as a number of doctors, pharmacists, pharmaceutical companies and their sales representatives. The main allegation is that the parties were engaged in a plan to defraud the National Health Service. The Bari Prosecutor also alleges that the companies lacked appropriate compliance controls and/or processes and procedures to control the activities of their sales representatives. The Bari Prosecutor had requested to suspend the operations of the pharmaceutical companies under investigation and to appoint a judicial administrator as preliminary measures is pending. In February 2007, the Company and the Bari Prosecutor reached an agreement in principle to settle the matter. Under the agreement, which has not yet been finalized, the Company would pay an administrative fine in an amount which is not material to the Company.

Note 22 SUBSEQUENT EVENTS

On January 11, 2007, the Company entered into two worldwide (except for Japan) codevelopment and cocommercialization agreements with AstraZeneca PLC (AstraZeneca) to develop and commercialize two investigational compounds being studied for the treatment of type 2 diabetes. The Company received upfront payments of $100 million from AstraZeneca. In addition, the Company will receive milestone payments from AstraZeneca upon successful achievement of various regulatory and sales related stages. The companies have agreed upon initial development plans for the two compounds. From 2007 through 2009, the majority of development costs will be paid by AstraZeneca and any subsequent development costs will generally be shared equally.

Note 23 SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Dollars in Millions, Except Per Share Data	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2006:
Net Sales	$4,676	$4,871	$4,154	$4,213	$17,914
Gross Margin	3,200	3,303	2,689	2,766	11,958
Earnings/(Loss) from Continuing Operations(1)	714	667	338	(134)	1,585
Net Earnings/(Loss)	714	667	338	(134)	1,585
Earnings per common share(2):
Basic
Earnings/(Loss) from Continuing Operations(1)	$0.36	$0.34	$0.17	$(0.07)	$0.81
Discontinued Operations, net	—	—	—	—	—

Net Earnings/(Loss)	$0.36	$0.34	$0.17	$(0.07)	$0.81

Diluted(4) (5) (6)
Earnings/(Loss) from Continuing Operations(1)	$0.36	$0.34	$0.17	$(0.07)	$0.81
Discontinued Operations, net	—	—	—	—	—

Net Earnings/(Loss)	$0.36	$0.34	$0.17	$(0.07)	$0.81

Dividends declared per Common Share	$0.28	$0.28	$0.28	$0.28	$1.12

Cash and cash equivalents	$2,477	$2,602	$2,834	$2,018	$2,018
Marketable securities	2,804	2,755	2,671	1,995	1,995

2005:
Net Sales	$4,532	$4,889	$4,767	$5,019	$19,207
Gross Margin	3,165	3,406	3,284	3,424	13,279
Earnings from Continuing Operations(3)	538	991	964	499	2,992
Discontinued Operations, net	(5)	13	—	—	8
Net Earnings	533	1,004	964	499	3,000
Earnings per common share(2):
Basic
Earnings from Continuing Operations(3)	$0.27	$0.51	$0.49	$0.26	$1.53
Discontinued Operations, net	—	—	—	—	—

Net Earnings	$0.27	$0.51	$0.49	$0.26	$1.53

Diluted(4)
Earnings from Continuing Operations(3)	$0.27	$0.50	$0.49	$0.26	$1.52
Discontinued Operations, net	—	—	—	—	—

Net Earnings	$0.27	$0.50	$0.49	$0.26	$1.52

Dividends declared per Common Share	$0.28	$0.28	$0.28	$0.28	$1.12

Cash and cash equivalents	$3,311	$1,798	$2,129	$3,050	$3,050
Marketable securities	2,671	1,242	1,652	2,749	2,749

(1)

2006 includes net litigation charges $40 million and $353 million in the first and fourth quarters, respectively and net litigation income of $14 million and $29 million in the second and third quarters, respectively. The first, third and fourth quarters include litigation insurance recoveries of $21 million, $9 million and $7 million, respectively. The first, second, third and fourth quarters include restructuring of $1 million, $3 million, $2 million and $53 million, respectively. The first, third and fourth quarters include upfront and milestone payments of $18 million, $17 million and $35 million, respectively. The first quarter includes $200 million from the gain on sale of product asset. The first, second, third and fourth quarters include $50 million, $21 million, $72 million and $43 million, respectively, from accelerated depreciation, asset impairment and contract termination. The fourth quarter includes debt retirement costs of $220 million. The fourth quarter includes a $13 million claim for damages.

(2)	Earnings per share for the quarters may not add to the amounts for the year, as each period is computed on a discrete basis.

(3)

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

Note 23 SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued)

(4)	Common equivalent shares excluded from the computation of diluted earnings per share, because the effect would be anti-dilutive, were as follows (in millions):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2006	165	147	146	174	164
2005	142	141	139	156	156

(5)	For the three months ended December 31, 2006, as a result of the net loss, basic and diluted loss per share are equal.

(6)

In 2006, the 29 million weighted-average shares issuable, as well as $35 million of interest expense, net of tax, on the conversion of convertible debt were not included in the diluted earnings per share calculation because they were not dilutive.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Bristol-Myers Squibb Company

We have audited the accompanying consolidated balance sheet of Bristol-Myers Squibb Company and subsidiaries (the “Company”) as of December 31, 2006, and the related consolidated statements of earnings, comprehensive income and retained earnings, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such 2006 consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2006, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Notes 1, 16 and 20 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment, effective January 1, 2006 and SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R), effective December 31, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Deloitte & Touche LLP

Parsippany, New Jersey

February 26, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors

and Stockholders of

Bristol-Myers Squibb Company:

In our opinion, the consolidated balance sheet as of December 31, 2005 and the related consolidated statements of earnings, comprehensive income and retained earnings, and cash flows for each of the two years in the period ended December 31, 2005 present fairly, in all material respects, the financial position of Bristol-Myers Squibb Company and its subsidiaries at December 31, 2005, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for each of the two years in the period ended December 31, 2005 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Philadelphia, PA

March 13, 2006

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2006, management carried out an evaluation, under the supervision and with the participation of its chief executive officer and chief financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures as such term is defined under Exchange Act Rule 13a-15(e). Based on this evaluation, management has concluded that as of December 31, 2006, such disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of management, including the chief executive officer and chief financial officer, management assessed the effectiveness of internal control over financial reporting as of December 31, 2006 based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management has concluded that the Company’s internal control over financial reporting was effective at December 31, 2006 to provide reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements for external purposes in accordance with United States generally accepted accounting principles. Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited the Company’s financial statements included in this report on Form 10-K and issued its report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION.

None.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Bristol-Myers Squibb Company

We have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing in Item 9A, that Bristol-Myers Squibb Company and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2006 of the Company and our report dated February 26, 2007 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s adoption of Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment, effective January 1, 2006 and SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R), effective December 31, 2006.

/s/    Deloitte & Touche LLP

Deloitte & Touche LLP

Parsippany, New Jersey

February 26, 2007

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

(a)	Reference is made to the 2007 Proxy Statement to be filed on or about March 19, 2007 with respect to the Directors of the Registrant, which is incorporated herein by reference and made a part hereof in response to the information required by Item 10.

(b)	The information required by Item 10 with respect to the Executive Officers of the Registrant has been included in Part IA of this Form 10-K in reliance on General Instruction G of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

Item 11.	EXECUTIVE COMPENSATION.

Reference is made to the 2007 Proxy Statement to be filed on or about March 19, 2007 with respect to Executive Compensation, which is incorporated herein by reference and made a part hereof in response to the information required by Item 11.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Reference is made to the 2007 Proxy Statement to be filed on or about March 19, 2007 with respect to the security ownership of certain beneficial owners and management, which is incorporated herein by reference and made a part hereof in response to the information required by Item 12.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Reference is made to the 2007 Proxy Statement to be filed on or about March 19, 2007 with respect to certain relationships and related transactions, which is incorporated herein by reference and made a part hereof in response to the information required by Item 13.

Item 14.	AUDITOR FEES.

Reference is made to the 2007 Proxy Statement to be filed on or about March 19, 2007 with respect to auditor fees, which is incorporated herein by reference and made a part hereof in response to the information required by Item 14.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K.

(a)

		Page Number
1.	Consolidated Financial Statements
	Consolidated Statements of Earnings	90
	Consolidated Statements of Comprehensive Income and Retained Earnings	91
	Consolidated Balance Sheets	92
	Consolidated Statements of Cash Flows	93
	Notes to Consolidated Financial Statements	94-141
	Reports of Independent Registered Public Accounting Firm	142-143
2.	Financial Statement Schedule
	Valuation and Qualifying Accounts	157

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

3a.	Amended and Restated Certificate of Incorporation of Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 3a to the Form 10-Q for the quarterly period ended June 30, 2005).

3b.	Bylaws of Bristol-Myers Squibb Company, as amended as of December 5, 2006 (incorporated herein by reference to Exhibit 3b to Form 8-K dated December 5, 2006 and filed on December 11, 2006).

4a.	Letter of Agreement dated March 28, 1984 (incorporated herein by reference to Exhibit 4 to Form 10-K for the fiscal year ended December 31, 1983).

4b.	Indenture, dated as of June 1, 1993, between Bristol-Myers Squibb Company and JPMorgan Chase Bank (as successor trustee to The Chase Manhattan Bank (National Association)) (incorporated herein by reference to Exhibit 4.1 to the Form 8-K dated May 27, 1993, and filed on June 3, 1993).

4c.	Form of 7.15% Debenture due 2023 of Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 4.2 to the Form 8-K dated May 27, 1993, and filed on June 3, 1993).

4d.	Form of 6.80% Debenture due 2026 of Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 4e to the Form 10-K for the fiscal year ended December 31, 1996).

4e.	Form of 6.875% Debenture due 2097 of Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 4f to the Form 10-Q for the quarterly period ended September 30, 1997).

4f.	Third Supplemental Indenture, dated August 18, 2003, between Bristol-Myers Squibb Company and JPMorgan Chase Bank, as Trustee, to the indenture dated June 1, 1993 (incorporated herein by reference to Exhibit 4k to the Form 10-Q for the quarterly period ended September 30, 2003).

4g.	Form of 4.00% Senior Note due 2008 (incorporated herein by reference to Exhibit 4n to the Form 10-Q for the quarterly period ended September 30, 2003).

4h.	Form of 5.25% Senior Note due 2013 (incorporated herein by reference to Exhibit 4o to the Form 10-Q for the quarterly period ended September 30, 2003).

4i.	Indenture, dated October 1, 2003, between Bristol-Myers Squibb Company, as Issuer, and JPMorgan Chase Bank, as Trustee (incorporated herein by reference to Exhibit 4q to the Form 10-Q for the quarterly period ended September 30, 2003).

4j.	Form of Floating Rate Convertible Senior Debenture due 2023 (incorporated herein by reference to Exhibit 4s to the Form 10-Q for the quarterly period ended September 30, 2003).

4k.	Specimen Certificate of Common Stock (incorporated herein by reference to Exhibit 4s to the Form 10-K for the fiscal year ended December 31, 2003).

4l.	Specimen Certificate of Convertible Preferred Stock (incorporated herein by reference to Exhibit 4s to the Form 10-K for the fiscal year ended December 31, 2003).

4m.	Form of Fourth Supplemental Indenture between Bristol-Myers Squibb Company and The Bank of New York, as Trustee, to the indenture dated June 1, 1993 (incorporated herein by reference to Exhibit 4r the Form 8-K dated November 20, 2006 and filed November 27, 2006).

4n.	Form of 5.875% Notes due 2036 (incorporated herein by reference to Exhibit 4s the Form 8-K dated November 20, 2006 and filed November 27, 2006).

4o.	Form of 4.375% Notes due 2016 (incorporated herein by reference to Exhibit 4t the Form 8-K dated November 20, 2006 and filed November 27, 2006).

4p.	Form of 4.625% Notes due 2021 (incorporated herein by reference to Exhibit 4u the Form 8-K dated November 20, 2006 and filed November 27, 2006).

**10a.	Bristol-Myers Squibb Company 1997 Stock Incentive Plan, effective as of May 6, 1997 and as amended effective July 17, 2002 (incorporated herein by reference to Exhibit 10a to the Form 10-Q for the quarterly period ended June 30, 2002).

**10b.	Bristol-Myers Squibb Company 2002 Stock Incentive Plan, effective as of May 7, 2002 and as amended effective January 23, 2007 (filed herewith).

**10c.	Bristol-Myers Squibb Company TeamShare Stock Option Plan, as amended and restated effective September 10, 2002 (incorporated herein by reference to Exhibit 10c to the Form 10-K for the fiscal year ended December 31, 2002).

**10d.	Bristol-Myers Squibb Company Executive Performance Incentive Plan (effective January 1, 1997 and incorporated herein by reference to Exhibit 10b to the Form 10-K for the fiscal year ended December 31, 1996).

**10e.	Bristol-Myers Squibb Company Executive Performance Incentive Plan (effective January 1, 2003 and incorporated herein by reference to Exhibit D to the 2003 Proxy Statement dated April 4, 2003).

**10f.	Bristol-Myers Squibb Company 1983 Stock Option Plan, as amended and restated as of October 1, 2001 (incorporated herein by reference to Exhibit 10f to the Form 10-K for the fiscal year ended December 31, 2004).

**10g.	Bristol-Myers Squibb Company Performance Incentive Plan, as amended (as adopted, incorporated herein by reference to Exhibit 2 to the Form 10-K for the fiscal year ended December 31, 1978; as amended as of January 8, 1990, incorporated herein by reference to Exhibit 19b to the Form 10-K for the fiscal year ended December 31, 1990; as amended on April 2, 1991, incorporated herein by reference to Exhibit 19b to the Form 10-K for the fiscal year ended December 31, 1991; as amended effective January 1, 1994, incorporated herein by reference to Exhibit 10d to the Form 10-K for the fiscal year ended December 31, 1993; and as amended effective January 1, 1994, incorporated herein by reference to Exhibit 10d to the Form 10-K for the fiscal year ended December 31, 1994).

**10h.	Benefit Equalization Plan of Bristol-Myers Squibb Company and its Subsidiary or Affiliated Corporations Participating in the Bristol-Myers Squibb Company Retirement Income Plan or the Bristol-Myers Squibb Puerto Rico, Inc. Retirement Income Plan, as amended (as amended and restated as of January 1, 1993, as amended effective October 1, 1993, incorporated herein by reference to Exhibit 10e to the Form 10-K for the fiscal year ended December 31, 1993; and as amended effective February 1, 1995, incorporated herein by reference to Exhibit 10e to the Form 10-K for the fiscal year ended December 31, 1996).

**10i.	Benefit Equalization Plan of Bristol-Myers Squibb Company and its Subsidiary or Affiliated Corporations Participating in the Bristol-Myers Squibb Company Savings and Investment Program, as amended and restated effective as of January 1, 1996 (incorporated herein by reference to Exhibit 10h to the Form 10-K for the fiscal year ended December 31, 2001).

**10j.	Squibb Corporation Supplementary Pension Plan, as amended (as previously amended and restated, incorporated herein by reference to Exhibit 19g to the Form 10-K for the fiscal year ended December 31, 1991; as amended as of September 14, 1993, and incorporated herein by reference to Exhibit 10g to the Form 10-K for the fiscal year ended December 31, 1993).

**10k.	Bristol-Myers Squibb Company Retirement Income Plan for Non-Employee Directors, as amended to March 5, 1996 (incorporated herein by reference to Exhibit 10k to the Form 10-K for the fiscal year ended December 31, 1996).

**10l.	Bristol-Myers Squibb Company 1987 Deferred Compensation Plan for Non-Employee Directors, as amended to January 10, 2006 (incorporated herein by reference to Exhibit 10l to the Form 10-K for the fiscal year ended December 31, 2005).

**10m.	Bristol-Myers Squibb Company Non-Employee Directors’ Stock Option Plan, as amended (as approved by the Stockholders on May 1, 1990, incorporated herein by reference to Exhibit 28 to Registration Statement No. 33-38587 on Form S-8; as amended May 7, 1991, incorporated herein by reference to Exhibit 19c to the Form 10-K for the fiscal year ended December 31, 1991), as amended January 12, 1999 (incorporated herein by reference to Exhibit 10m to the Form 10-K for the fiscal year ended December 31, 1998).

**10n.	Bristol-Myers Squibb Company Non-Employee Directors’ Stock Option Plan, as amended (as approved by the Stockholders on May 2, 2000, incorporated herein by reference to Exhibit A to the 2000 Proxy Statement dated March 20, 2000).

**10o.	Squibb Corporation Deferral Plan for Fees of Outside Directors, as amended (as adopted, incorporated herein by reference to Exhibit 10e Squibb Corporation 1991 Form 10-K for the fiscal year ended December 31, 1987, File No. 1-5514; as amended effective December 31, 1991 incorporated herein by reference to Exhibit 10m to the Form 10-K for the fiscal year ended December 31, 1992).

**10p.	Amendment to all of the Company’s plans, agreements, legal documents and other writings, pursuant to action of the Board of Directors on October 3, 1989, to reflect the change of the Company’s name to Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 10v to the Form 10-K for the fiscal year ended December 31, 1989).

**10q.	Form of Agreement entered into between the Registrant and each of the named executive officers and certain other executives effective January 1, 2007 (filed herewith).

10r.	SEC Consent Order (incorporated herein by reference to Exhibit 10s to the Form 10-Q for the quarterly period ended September 30, 2004).

**10s.	Form of Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10s to the Form 10-K for the fiscal year ended December 31, 2005).

**10t.	Form of Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10t to the Form 10-K for the fiscal year ended December 31, 2005).

**10u.	Form of Performance Shares Agreement (filed herewith).

**10v.	Form of Restricted Stock Units Agreement (filed herewith).

10w.	Deferred Prosecution Agreement entered into on June 15, 2005 between Bristol-Myers Squibb Company and the United States Attorney’s Office for the District of New Jersey (incorporated herein by reference to Exhibit 99.2 to the Form 8-K filed on June 16, 2005).

**10x.	Restricted Stock Units Agreement with James D. Robinson III, effective as of June 15, 2005 and as amended on July 13, 2005 (incorporated herein by reference to Exhibit 10x to the Form 10-Q for the quarterly period ended June 30, 2005).

10y.	Single Currency Term Facility Agreement for $2,500,000,000, dated August 5, 2005, between BMS Omega Bermuda Holdings Finance Ltd., as borrower, the entities listed therein as Original Guarantors, BNP Paribas and The Royal Bank of Scotland plc, as arrangers, the financial institutions therein as Original Lenders and The Royal Bank of Scotland plc, as agent (incorporated herein by reference to Exhibit 10y to the Form 10-Q for the quarterly period ended September 30, 2005).

10z.	Waiver letter relating to the Single Currency Term Facility Agreement for $2,500,000,000 dated September 29, 2005 (incorporated herein by reference to Exhibit 10z to the Form 10-Q for the quarterly period ended September 30, 2005).

10aa.	General Contract of Indemnity dated August 17, 2006 between Bristol-Myers Squibb Company and Travelers Casualty and Surety Company of America (incorporated herein by reference to Exhibit 10bb to the Form 8-K dated August 31, 2006 and filed September 5, 2006).

10bb.	Registered Pledge and Master Security Agreement dated August 17, 2006 between Bristol-Myers Squibb Company and Travelers Casualty and Surety Company of America (incorporated herein by reference to Exhibit 10cc to the Form 8-K dated August 31, 2006 and filed September 5, 2006).

10cc.	Control Agreement dated August 18, 2006 among Bristol-Myers Squibb Company, Travelers Casualty and Surety Company of America and Smith Barney Inc. (incorporated herein by reference to Exhibit 10cc to the Form 8-K dated August 31, 2006 and filed September 5, 2006).

10dd.	Letter Agreement dated August 18, 2006 between Bristol-Myers Squibb Company and Travelers Casualty and Surety Company of America (incorporated herein by reference to Exhibit 10cc to the Form 8-K dated August 31, 2006 and filed September 5, 2006).

**10ee.	Letter, General Waiver and Release Agreement, effective November 1, 2006, between Peter R. Dolan and Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 10.1 to the Form 8-K dated October 31, 2006 and filed November 3, 2006).

**10ff.	Letter Agreement dated October 31, 2006 between James M. Cornelius and Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 10.1 to the Form 8-K dated October 31, 2006 and filed November 3, 2006).

10gg.	$2,000,000,000 Five Year Competitive Advance and Revolving Credit Facility Agreement dated as of December 21, 2006 among Bristol-Myers Squibb Company, the borrowing subsidiaries, the lenders named in the agreement, Bank of America, N.A. as syndication agent, and JPMorgan Chase Bank and Citicorp North America, Inc., as administrative agents (incorporated herein by reference to Exhibit 10.1 to the Form 8-K dated December 21, 2006 and filed December 27, 2006).

**10hh.	Executive Severance Plan, effective as of December 5, 2006 (incorporated herein by reference to Exhibit 10.1 to Form 8-K dated December 5, 2006 and filed on December 11, 2006).

**10ii.	Letter Agreement effective September 20, 2005 and Addendum effective October 31, 2005 between Lamberto Andreotti and the Company (incorporated herein by reference to Exhibit 10.2 to Form 8-K dated December 5, 2006 and filed on December 11, 2006).

12.	Statement re computation of ratios (filed herewith).

21.	Subsidiaries of the Registrant (filed herewith).

23a.	Consent of Deloitte & Touche LLP (filed herewith).

23b.	Consent of PricewaterhouseCoopers LLP (filed herewith).

31a.	Section 302 Certification Letter (filed herewith).

31b.	Section 302 Certification Letter (filed herewith).

32a.	Section 906 Certification Letter (filed herewith).

32b.	Section 906 Certification Letter (filed herewith).

*	Indicates, in this Form 10-K, brand names of products, which are registered trademarks not owned by the Company or its subsidiaries. ERBITUX is a trademark of ImClone Systems Incorporated; AVAPRO/AVALIDE (known in the EU as APROVEL/KARVEA), ISCOVER and PLAVIX are trademarks of Sanofi-Aventis.; GLUCOPHAGE is a trademark of Merck Sante S.A.S., an associate of Merck KGaA of Darmstadt, Germany; ABILIFY is a trademark of Otsuka Pharmaceutical Co., Ltd.; TRUVADA is a trademark of Gilead Sciences, Inc.; EMSAM is a trademark of Somerset Pharmaceuticals, Inc.; GLEEVEC is a trademark of Novartis AG; ATRIPLA is a trademark of Bristol-Myers Squibb and Gilead Sciences, LLC; DOVONEX is a trademark of Leo Pharma A/S; BUFFERIN is a trademark of Novartis AG in the U.S., Canada, Europe and Latin America; ESTRACE is a trademark of Galen (Chemicals) Ltd.; DELESTROGEN is a trademark of Jones Pharma Inc.; OVCON is a trademark of Warner Chilcott Company, Inc.; NORVIR is a trademark of Abbott Laboratories; TRIZIVIR is a trademark of Glaxo Group Ltd.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRISTOL-MYERS SQUIBB COMPANY (Registrant)

By	/s/ James M. Cornelius
James M. Cornelius
Chief Executive Officer

Date: February 26, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES M. CORNELIUS	Chief Executive Officer	February 26, 2007
(James M. Cornelius)	(Principal Executive Officer)

/s/ ANDREW R.J. BONFIELD	Executive Vice President & Chief Financial Officer	February 26, 2007
(Andrew R.J. Bonfield)	(Principal Financial Officer)

/s/ JOSEPH C. CALDARELLA	Vice President and Controller	February 26, 2007
(Joseph C. Caldarella)	(Principal Accounting Officer)

/s/ JAMES D. ROBINSON III	Chairman of the Board of Directors	February 26, 2007
(James D. Robinson III)

/s/ ROBERT E. ALLEN	Director	February 26, 2007
(Robert E. Allen)

/s/ LEWIS B. CAMPBELL	Director	February 26, 2007
(Lewis B. Campbell)

/s/ VANCE D. COFFMAN	Director	February 26, 2007
(Vance D. Coffman)

/s/ LOUIS J. FREEH	Director	February 26, 2007
(Louis J. Freeh)

/s/ LAURIE H. GLIMCHER, M.D.	Director	February 26, 2007
(Laurie H. Glimcher, M.D.)

/s/ LEIF JOHANSSON	Director	February 26, 2007
(Leif Johansson)

/s/ VICKI L. SATO, PH.D.	Director	February 26, 2007
(Vicki L. Sato, Ph.D.)

/s/ R. SANDERS WILLIAMS, M.D.	Director	February 26, 2007
(R. Sanders Williams, M.D.)

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

Exhibit No.	Description	Page No.
3a.	Amended and Restated Certificate of Incorporation of Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 3a to the Form 10-Q for the quarterly period ended June 30, 2005).	*

3b.	Bylaws of Bristol-Myers Squibb Company, as amended as of December 5, 2006 (incorporated herein by reference to Exhibit 3b to Form 8-K dated December 5, 2006 and filed on December 11, 2006).	*

4a.	Letter of Agreement dated March 28, 1984 (incorporated herein by reference to Exhibit 4 to Form 10-K for the fiscal year ended December 31, 1983).	*

4b.	Indenture, dated as of June 1, 1993, between Bristol-Myers Squibb Company and JPMorgan Chase Bank (as successor trustee to The Chase Manhattan Bank (National Association)) (incorporated herein by reference to Exhibit 4.1 to the Form 8-K dated May 27, 1993, and filed on June 3, 1993).	*

4c.	Form of 7.15% Debenture due 2023 of Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 4.2 to the Form 8-K dated May 27, 1993, and filed on June 3, 1993).	*

4d.	Form of 6.80% Debenture due 2026 of Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 4e to the Form 10-K for the fiscal year ended December 31, 1996).	*

4e.	Form of 6.875% Debenture due 2097 of Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 4f to the Form 10-Q for the quarterly period ended September 30, 1997).	*

4f.	Third Supplemental Indenture, dated August 18, 2003, between Bristol-Myers Squibb Company and JPMorgan Chase Bank, as Trustee, to the indenture dated June 1, 1993 (incorporated herein by reference to Exhibit 4k to the Form 10-Q for the quarterly period ended September 30, 2003).	*

4g.	Form of 4.00% Senior Note due 2008 (incorporated herein by reference to Exhibit 4n to the Form 10-Q for the quarterly period ended September 30, 2003).	*

4h.	Form of 5.25% Senior Note due 2013 (incorporated herein by reference to Exhibit 4o to the Form 10-Q for the quarterly period ended September 30, 2003).	*

4i.	Indenture, dated October 1, 2003, between Bristol-Myers Squibb Company, as Issuer, and JPMorgan Chase Bank, as Trustee (incorporated herein by reference to Exhibit 4q to the Form 10-Q for the quarterly period ended September 30, 2003).	*

4j.	Form of Floating Rate Convertible Senior Debenture due 2023 (incorporated herein by reference to Exhibit 4s to the Form 10-Q for the quarterly period ended September 30, 2003).	*

4k.	Specimen Certificate of Common Stock (incorporated herein by reference to Exhibit 4s to the Form 10-K for the fiscal year ended December 31, 2003).	*

4l.	Specimen Certificate of Convertible Preferred Stock (incorporated herein by reference to Exhibit 4s to the Form 10-K for the fiscal year ended December 31, 2003).	*

4m.	Form of Fourth Supplemental Indenture between Bristol-Myers Squibb Company and The Bank of New York, as Trustee, to the indenture dated June 1, 1993 (incorporated herein by reference to Exhibit 4r the Form 8-K dated November 20, 2006 and filed November 27, 2006).	*

4n.	Form of 5.875% Notes due 2036 (incorporated herein by reference to Exhibit 4s the Form 8-K dated November 20, 2006 and filed November 27, 2006).	*

4o.	Form of 4.375% Notes due 2016 (incorporated herein by reference to Exhibit 4t the Form 8-K dated November 20, 2006 and filed November 27, 2006).	*

4p.	Form of 4.625% Notes due 2021 (incorporated herein by reference to Exhibit 4u the Form 8-K dated November 20, 2006 and filed November 27, 2006).	*

**10a.	Bristol-Myers Squibb Company 1997 Stock Incentive Plan, effective as of May 6, 1997 and as amended effective July 17, 2002 (incorporated herein by reference to Exhibit 10a to the Form 10-Q for the quarterly period ended June 30, 2002).	*

**10b.	Bristol-Myers Squibb Company 2002 Stock Incentive Plan, effective as of May 7, 2002 and as amended effective January 23, 2007 (filed herewith).	E-10-1

**10c.	Bristol-Myers Squibb Company TeamShare Stock Option Plan, as amended and restated effective September 10, 2002 (incorporated herein by reference to Exhibit 10c to the Form 10-K for the fiscal year ended December 31, 2002).	*

**10d.	Bristol-Myers Squibb Company Executive Performance Incentive Plan (effective January 1, 1997 and incorporated herein by reference to Exhibit 10b to the Form 10-K for the fiscal year ended December 31, 1996).	*

**10e.	Bristol-Myers Squibb Company Executive Performance Incentive Plan (effective January 1, 2003 and incorporated herein by reference to Exhibit D to the 2003 Proxy Statement dated April 4, 2003).	*

**10f.	Bristol-Myers Squibb Company 1983 Stock Option Plan, as amended and restated as of October 1, 2001 (incorporated herein by reference to Exhibit 10f to the Form 10-K for the fiscal year ended December 31, 2004).	*

**10g.	Bristol-Myers Squibb Company Performance Incentive Plan, as amended (as adopted, incorporated herein by reference to Exhibit 2 to the Form 10-K for the fiscal year ended December 31, 1978; as amended as of January 8, 1990, incorporated herein by reference to Exhibit 19b to the Form 10-K for the fiscal year ended December 31, 1990; as amended on April 2, 1991, incorporated herein by reference to Exhibit 19b to the Form 10-K for the fiscal year ended December 31, 1991; as amended effective January 1, 1994, incorporated herein by reference to Exhibit 10d to the Form 10-K for the fiscal year ended December 31, 1993; and as amended effective January 1, 1994, incorporated herein by reference to Exhibit 10d to the Form 10-K for the fiscal year ended December 31, 1994).	*

**10h.	Benefit Equalization Plan of Bristol-Myers Squibb Company and its Subsidiary or Affiliated Corporations Participating in the Bristol-Myers Squibb Company Retirement Income Plan or the Bristol-Myers Squibb Puerto Rico, Inc. Retirement Income Plan, as amended (as amended and restated as of January 1, 1993, as amended effective October 1, 1993, incorporated herein by reference to Exhibit 10e to the Form 10-K for the fiscal year ended December 31, 1993; and as amended effective February 1, 1995, incorporated herein by reference to Exhibit 10e to the Form 10-K for the fiscal year ended December 31, 1996).	*

**10i.	Benefit Equalization Plan of Bristol-Myers Squibb Company and its Subsidiary or Affiliated Corporations Participating in the Bristol-Myers Squibb Company Savings and Investment Program, as amended and restated effective as of January 1, 1996 (incorporated herein by reference to Exhibit 10h to the Form 10-K for the fiscal year ended December 31, 2001).	*

**10j.	Squibb Corporation Supplementary Pension Plan, as amended (as previously amended and restated, incorporated herein by reference to Exhibit 19g to the Form 10-K for the fiscal year ended December 31, 1991; as amended as of September 14, 1993, and incorporated herein by reference to Exhibit 10g to the Form 10-K for the fiscal year ended December 31, 1993).	*

**10k.	Bristol-Myers Squibb Company Retirement Income Plan for Non-Employee Directors, as amended to March 5, 1996 (incorporated herein by reference to Exhibit 10k to the Form 10-K for the fiscal year ended December 31, 1996).	*

**10l.	Bristol-Myers Squibb Company 1987 Deferred Compensation Plan for Non-Employee Directors, as amended to January 10, 2006 (incorporated herein by reference to Exhibit 10l to the Form 10-K for the fiscal year ended December 31, 2005).	*

**10m.	Bristol-Myers Squibb Company Non-Employee Directors’ Stock Option Plan, as amended (as approved by the Stockholders on May 1, 1990, incorporated herein by reference to Exhibit 28 to Registration Statement No. 33-38587 on Form S-8; as amended May 7, 1991, incorporated herein by reference to Exhibit 19c to the Form 10-K for the fiscal year ended December 31, 1991), as amended January 12, 1999 (incorporated herein by reference to Exhibit 10m to the Form 10-K for the fiscal year ended December 31, 1998).	*

**10n.	Bristol-Myers Squibb Company Non-Employee Directors’ Stock Option Plan, as amended (as approved by the Stockholders on May 2, 2000, incorporated herein by reference to Exhibit A to the 2000 Proxy Statement dated March 20, 2000.)	*

**10o.	Squibb Corporation Deferral Plan for Fees of Outside Directors, as amended (as adopted, incorporated herein by reference to Exhibit 10e Squibb Corporation 1991 Form 10-K for the fiscal year ended December 31, 1987, File No. 1-5514; as amended effective December 31, 1991 incorporated herein by reference to Exhibit 10m to the Form 10-K for the fiscal year ended December 31, 1992).	*

**10p.	Amendment to all of the Company’s plans, agreements, legal documents and other writings, pursuant to action of the Board of Directors on October 3, 1989, to reflect the change of the Company’s name to Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 10v to the Form 10-K for the fiscal year ended December 31, 1989).	*

**10q.	Form of Agreement entered into between the Registrant and each of the named executive officers and certain other executives effective January 1, 2007 (filed herewith).	E-10-2

10r.	SEC Consent Order (incorporated herein by reference to Exhibit 10s to the Form 10-Q for the quarterly period ended September 30, 2004).	*

**10s.	Form of Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10s to the Form 10-K for the fiscal year ended December 31, 2005).	*

**10t.	Form of Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10t to the Form 10-K for the fiscal year ended December 31, 2005).	*

**10u.	Form of Performance Shares Agreement (filed herewith).	E-10-3

**10v.	Form of Restricted Stock Units Agreement (filed herewith).	E-10-4

10w.	Deferred Prosecution Agreement entered into on June 15, 2005 between Bristol-Myers Squibb Company and the United States Attorney’s Office for the District of New Jersey (incorporated herein by reference to Exhibit 99.2 to the Form 8-K filed on June 16, 2005).	*

**10x.	Restricted Stock Units Agreement with James D. Robinson III, effective as of June 15, 2005 and as amended on July 13, 2005 (incorporated herein by reference to Exhibit 10x to the Form 10-Q for the quarterly period ended June 30, 2005).	*

10y.	Single Currency Term Facility Agreement for $2,500,000,000, dated August 5, 2005, between BMS Omega Bermuda Holdings Finance Ltd., as borrower, the entities listed therein as Original Guarantors, BNP Paribas and The Royal Bank of Scotland plc, as arrangers, the financial institutions therein as Original Lenders and The Royal Bank of Scotland plc, as agent (incorporated herein by reference to Exhibit 10y to the Form 10-Q for the quarterly period ended September 30, 2005).	*

10z.	Waiver letter relating to the Single Currency Term Facility Agreement for $2,500,000,000 dated September 29, 2005 (incorporated herein by reference to Exhibit 10z to the Form 10-Q for the quarterly period ended September 30, 2005).	*

10aa.	General Contract of Indemnity dated August 17, 2006 between Bristol-Myers Squibb Company and Travelers Casualty and Surety Company of America (incorporated herein by reference to Exhibit 10bb to the Form 8-K dated August 31, 2006 and filed September 5, 2006).	*

10bb.	Registered Pledge and Master Security Agreement dated August 17, 2006 between Bristol-Myers Squibb Company and Travelers Casualty and Surety Company of America (incorporated herein by reference to Exhibit 10cc to the Form 8-K dated August 31, 2006 and filed September 5, 2006).	*

10cc.	Control Agreement dated August 18, 2006 among Bristol-Myers Squibb Company, Travelers Casualty and Surety Company of America and Smith Barney Inc. (incorporated herein by reference to Exhibit 10dd to the Form 8-K dated August 31, 2006 and filed September 5, 2006).	*

10dd.	Letter Agreement dated August 18, 2006 between Bristol-Myers Squibb Company and Travelers Casualty and Surety Company of America (incorporated herein by reference to Exhibit 10ee to the Form 8-K dated August 31, 2006 and filed September 5, 2006).	*

**10ee.	Letter, General Waiver and Release Agreement, effective November 1, 2006, between Peter R. Dolan and Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 10.1 to the Form 8-K dated October 31, 2006 and filed November 3, 2006).	*

**10ff.	Letter Agreement dated October 31, 2006 between James M. Cornelius and Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 10.1 to the Form 8-K dated October 31, 2006 and filed November 3, 2006).	*

10gg.	$2,000,000,000 Five Year Competitive Advance and Revolving Credit Facility Agreement dated as of December 21, 2006 among Bristol-Myers Squibb Company, the borrowing subsidiaries, the lenders named in the agreement, Bank of America, N.A. as syndication agent, and JPMorgan Chase Bank and Citicorp North America, Inc., as administrative agents (incorporated herein by reference to Exhibit 10.1 to the Form 8-K dated December 21, 2006 and filed December 27, 2006).	*

**10hh.	Executive Severance Plan, effective as of December 5, 2006 (incorporated herein by reference by reference to Exhibit 10.1 to Form 8-K dated December 5, 2006 and filed on December 11, 2006).	*

**10ii.	Letter Agreement effective September 20, 2005 and addendum effective October 31, 2005 between Lamberto Andreotti and the Company (incorporated herein by reference to Exhibit 10.2 to Form 8-K dated December 5, 2006 and filed on December 11, 2006).	*

12.	Statement re computation of ratios (filed herewith).	E-12-1

21.	Subsidiaries of the Registrant (filed herewith).	E-21-1

23a.	Consent of Deloitte & Touche LLP (filed herewith).	E-23-1

23b.	Consent of PricewaterhouseCoopers LLP (filed herewith).	E-23-2

31a.	Section 302 Certification Letter (filed herewith).	E-31-1

31b.	Section 302 Certification Letter (filed herewith).	E-31-2

32a.	Section 906 Certification Letter (filed herewith).	E-32-1

32b.	Section 906 Certification Letter (filed herewith).	E-32-2

SCHEDULE II

BRISTOL-MYERS SQUIBB COMPANY

VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at beginning of period	Provisions for bad debts, charge-backs & discounts	Bad debts written off/payments for charge- backs & discounts	Balance at end of period
Dollars in Millions
Allowances for Charge-Backs, Discounts and Doubtful Accounts:
For the year ended December 31, 2006	$207	$955	$(1,012)	$150

For the year ended December 31, 2005	221	1,428	(1,442)	207

For the year ended December 31, 2004	242	1,701	(1,722)	221

Description	Balance at beginning of period	Provisions for valuation allowance	Release of valuation allowance /other	Balance at end of period
Dollars in Millions
Valuation Allowance on Deferred Tax Assets:
For the year ended December 31, 2006	$559	$189	$(123)	$625
For the year ended December 31, 2005	507	55	(3)	559
For the year ended December 31, 2004	368	137	2	507