Form 10-Q
period 2007-03-31
BRISTOL MYERS SQUIBB CO
filed 2007-05-10
CIK 14272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number: 1-1136

BRISTOL-MYERS SQUIBB COMPANY

(Exact name of registrant as specified in its charter)

Delaware	22-0790350
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

At March 31, 2007, there were 1,968,065,301 shares outstanding of the Registrant’s $.10 par value Common Stock.

BRISTOL-MYERS SQUIBB COMPANY

INDEX TO FORM 10-Q

MARCH 31, 2007

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED STATEMENTS OF EARNINGS

Dollars and Shares in Millions, Except Per Share Data

(UNAUDITED)

	Three Months Ended March 31,
	2007	2006
EARNINGS

Net Sales	$4,476	$4,676

Cost of products sold	1,392	1,476
Marketing, selling and administrative	1,158	1,238
Advertising and product promotion	269	295
Research and development	807	750
Provision for restructuring, net	37	1
Litigation income, net	—	(21)
Gain on sale of product asset	—	(200)
Equity in net income of affiliates	(126)	(93)
Other expense, net	22	37

Total expenses	3,559	3,483

Earnings Before Minority Interest and Income Taxes	917	1,193
Provision for income taxes	86	328
Minority interest, net of taxes	141	151

Net Earnings	$690	$714

Earnings per Common Share
Basic	$.35	$.36
Diluted	$.35	$.36

Average Common Shares Outstanding
Basic	1,962	1,957
Diluted	1,997	1,988

Dividends declared per common share	$.28	$.28

The accompanying notes are an integral part of these financial statements.

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME AND RETAINED EARNINGS

Dollars in Millions

(UNAUDITED)

	Three Months Ended March 31,
	2007	2006
COMPREHENSIVE INCOME

Net Earnings	$690	$714
Other Comprehensive Income/(Loss):
Foreign currency translation	19	20
Deferred losses on derivatives qualifying as hedges, net of tax benefit of $11 million in 2006	—	(32)
Deferred gains on pension and other postretirement benefits, net of tax liability of $3 million in 2007	35	—
Deferred gains/(losses) on available for sale securities, net of tax benefit of $2 million in 2007 and net of tax liability of $1 million in 2006	(3)	2

Total Other Comprehensive Income/(Loss)	51	(10)

Comprehensive Income	$741	$704

RETAINED EARNINGS
Retained Earnings, January 1	$19,845	$20,464
Cumulative effect of adoption of FIN No. 48	27	—
Net earnings	690	714
Cash dividends declared	(551)	(551)

Retained Earnings, March 31	$20,011	$20,627

The accompanying notes are an integral part of these financial statements.

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED BALANCE SHEETS

Dollars in Millions, Except Per Share Data

(UNAUDITED)

	March 31, 2007	December 31, 2006
ASSETS

Current Assets:
Cash and cash equivalents	$2,214	$2,018
Marketable securities	1,798	1,995
Receivables, net of allowances of $168 and $150	3,381	3,247
Inventories, net	2,096	2,079
Deferred income taxes, net of valuation allowances	684	649
Prepaid expenses	385	314

Total Current Assets	10,558	10,302

Property, plant and equipment, net	5,709	5,673
Goodwill	4,831	4,829
Other intangible assets, net	1,775	1,852
Deferred income taxes, net of valuation allowances	2,835	2,577
Other assets	383	342

Total Assets	$26,091	$25,575

LIABILITIES

Current Liabilities:
Short-term borrowings	$241	$187
Accounts payable	1,315	1,239
Accrued expenses	2,300	2,332
Accrued rebates and returns	846	823
Deferred income	387	411
U.S. and foreign income taxes payable	158	444
Dividends payable	552	552
Accrued litigation liabilities	508	508

Total Current Liabilities	6,307	6,496

Pension and other postretirement liabilities	944	942
Deferred income	444	354
U.S. and foreign income taxes payable	463	—
Other liabilities	540	544
Long-term debt	7,132	7,248

Total Liabilities	15,830	15,584

Commitments and contingencies (Note 16)

STOCKHOLDERS’ EQUITY

Preferred stock, $2 convertible series: Authorized 10 million shares; issued and outstanding 5,984 in 2007 and 6,001 in 2006, liquidation value of $50 per share	—	—
Common stock, par value of $.10 per share: Authorized 4.5 billion shares; 2.2 billion issued in both 2007 and 2006	220	220
Capital in excess of par value of stock	2,520	2,498
Accumulated other comprehensive loss	(1,594)	(1,645)
Retained earnings	20,011	19,845

	21,157	20,918
Less cost of treasury stock — 237 million common shares in 2007 and 238 million in 2006	(10,896)	(10,927)

Total Stockholders’ Equity	10,261	9,991

Total Liabilities and Stockholders’ Equity	$26,091	$25,575

The accompanying notes are an integral part of these financial statements.

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollars in Millions

(UNAUDITED)

	Three Months Ended March 31,
	2007	2006
Cash Flows From Operating Activities:
Net earnings	$690	$714

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	128	139
Amortization	88	87
Deferred income tax expense/(benefits)	(169)	68
Litigation settlement income	—	(21)
Stock-based compensation expense	31	37
Provision for restructuring	37	1
Gain on sale of product assets and businesses	—	(207)
Impairment charges and asset write-offs	—	32
Loss on disposal of property, plant and equipment	—	3
Under distribution of earnings from affiliates	(16)	(13)
Unfunded pension expense	51	57
Changes in operating assets and liabilities:
Receivables	(118)	160
Inventories	(1)	(75)
Prepaid expenses and other assets	(82)	(27)
Litigation settlement payments, net of insurance recoveries	—	(247)
Accounts payable and accrued expenses	13	(474)
Product liability	(6)	(15)
U.S. and foreign income taxes payable	42	(120)
Other liabilities	77	(16)

Net Cash Provided by Operating Activities	765	83

Cash Flows From Investing Activities:
Purchases of and proceeds from marketable securities, net	198	(55)
Additions to property, plant and equipment and capitalized software	(202)	(202)
Proceeds from disposal of property, plant and equipment	13	4
Proceeds from sale of product assets and businesses	—	226
Milestone payments	—	(250)
Purchase of other investments	(2)	—

Net Cash Provided by/(Used in) Investing Activities	7	(277)

Cash Flows From Financing Activities:
Short-term (repayments)/borrowings	(51)	4
Long-term debt borrowings	—	2
Issuances of common stock under stock plans and excess tax benefits from share-based payment arrangements	21	158
Dividends paid	(551)	(549)

Net Cash Used in Financing Activities	(581)	(385)

Effect of Exchange Rates on Cash and Cash Equivalents	5	6

Increase/(Decrease) in Cash and Cash Equivalents	196	(573)
Cash and Cash Equivalents at Beginning of Period	2,018	3,050

Cash and Cash Equivalents at End of Period	$2,214	$2,477

The accompanying notes are an integral part of these financial statements.

Note 1. Basis of Presentation and New Accounting Standards

Bristol-Myers Squibb Company (the Company) prepared these unaudited consolidated financial statements following the requirements of the Securities and Exchange Commission (SEC) and United States (U.S.) generally accepted accounting principles (GAAP) for interim reporting. Under those rules, certain footnotes and other financial information that are normally required by GAAP for annual financial statements can be condensed or omitted. The Company is responsible for the consolidated financial statements included in this Form 10-Q. These consolidated financial statements include all normal and recurring adjustments necessary for a fair presentation of the Company’s financial position at March 31, 2007 and December 31, 2006, the results of its operations and the cash flows for the three months ended March 31, 2007 and 2006. These unaudited consolidated financial statements and the related notes should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (2006 Form 10-K).

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

In addition, the Company includes alliance revenue in net sales. The Company has agreements to promote pharmaceuticals discovered by other companies. Alliance revenue is based upon a percentage of the Company’s copromotion partners’ net sales and is earned when the related product is shipped by the copromotion partners and title passes to their customer.

The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant assumptions are employed in estimates used in determining values of intangible assets, restructuring charges and accruals, sales rebate and return accruals, legal contingencies, tax assets and tax liabilities, stock-based compensation, accounting for retirement and postretirement benefits (including the actuarial assumptions), as well as in estimates used in applying the revenue recognition policy. Actual results may or may not differ from the estimated results.

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits an entity to measure certain financial assets and financial liabilities at fair value. The objective of SFAS No. 159 is to improve financial reporting by allowing entities to mitigate volatility in reported earnings caused by the measurement of related assets and liabilities using different attributes, without having to apply complex hedge accounting provisions. Under SFAS No. 159, entities that elect the fair value option (by instrument) will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option election is irrevocable, unless a new election date occurs. SFAS No. 159 establishes presentation and disclosure requirements to help financial statement users understand the effect of the entity's election on its earnings, but does not eliminate disclosure requirements of other accounting standards. Assets and liabilities that are measured at fair value must be displayed on the face of the balance sheet. This Statement is effective for fiscal years beginning after November 15, 2007. The Company is evaluating the potential impact of this pronouncement.

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

Note 1. Basis of Presentation and New Accounting Standards (Continued)

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

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying the Misstatements in Current Year Financial Statements, that expresses the staff's views regarding the process of quantifying financial statement misstatements. This bulletin is effective for any interim period of the first fiscal year ending after November 15, 2006. SAB No. 108 requires that companies utilize a “dual approach” to assess the quantitative effects of financial statement misstatements. The dual approach includes both an income statement focus and balance sheet focus assessment. The adoption of this bulletin did not have any effect on the Company’s consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 which, in the case of the Company, is effective as of January 1, 2007. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN No. 48 requires that all tax positions be evaluated using a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Differences between tax positions taken in a tax return and amounts recognized in the financial statements are recorded as adjustments to income taxes payable or receivable, or adjustments to deferred taxes, or both. FIN No. 48 also requires expanded disclosure at the end of each annual reporting period including a tabular reconciliation of unrecognized tax benefits. The Company adopted FIN No. 48 on January 1, 2007. As a result of the adoption of this accounting pronouncement, the Company recognized $27 million of previously unrecognized tax benefits, which was accounted for as an increase to the opening balance of retained earnings.

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

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces Accounting Principles Board (APB) Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. This pronouncement applies to all voluntary changes in accounting principle, and revises the requirements for accounting for and reporting a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle, unless it is impracticable to do so. This pronouncement also requires that a change in the method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of SFAS No. 154. The adoption of this accounting pronouncement did not have a material effect on the Company’s consolidated financial statements.

In March 2005, the FASB issued FIN No. 47, Accounting for Conditional Asset Retirement Obligations. FIN No. 47 clarifies that an entity must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. Asset retirement obligations covered by FIN No. 47 are those for which an entity has a legal obligation to perform an asset retirement activity, even if the timing and method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Company adopted the provisions of FIN No. 47 in the fiscal year ended December 31, 2005 and the adoption of this accounting pronouncement did not have a material effect on the Company’s consolidated financial statements.

Note 2. Alliances and Investments

Sanofi

The Company has agreements with Sanofi-Aventis (Sanofi) for the codevelopment and cocommercialization of AVAPRO*/AVALIDE* (irbesartan), an angiotensin II receptor antagonist indicated for the treatment of hypertension and diabetic nephropathy, and PLAVIX* (clopidogrel bisulfate), a platelet aggregation inhibitor. The worldwide alliance operates under the framework of two geographic territories; one in the Americas (principally the U.S., Canada, Puerto Rico and Latin American countries) and Australia and the other in Europe and Asia. Accordingly, two territory partnerships were formed to manage central expenses, such as marketing, research and development and royalties, and to supply finished product to the individual countries. In general, at the country level, agreements either to copromote (whereby a partnership was formed between the parties to sell each brand) or to comarket (whereby the parties operate and sell their brands independently of each other) are in place. The agreements expire on the later of (i) with respect to PLAVIX*, 2013 and, with respect to AVAPRO*/AVALIDE*, 2012 in the Americas and Australia and 2013 in Europe and Asia and (ii) the expiration of all patents and other exclusivity rights in the applicable territory.

The Company acts as the operating partner for the territory covering the Americas and Australia and owns a 50.1% majority controlling interest in this territory. Sanofi’s ownership interest in this territory is 49.9%. As such, the Company consolidates all country partnership results for this territory and records Sanofi’s share of the results as a minority interest, net of taxes, which was $137 million and $148 million for the three months ended March 31, 2007 and 2006, respectively. The Company recorded sales in this territory and in comarketing countries outside this territory (Germany, Italy, Spain and Greece) of $1,208 million and $1,219 million for the three months ended March 31, 2007 and 2006, respectively.

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

Sanofi acts as the operating partner for the territory covering Europe and Asia and owns a 50.1% majority controlling interest in this territory. The Company’s ownership interest in the partnerships within this territory is 49.9%. The Company accounts for the investment in partnership entities in this territory under the equity method and records its share of the results in equity in net income of affiliates in the consolidated statement of earnings. The Company’s share of net income from these partnership entities before taxes was $123 million and $95 million for the three months ended March 31, 2007 and 2006, respectively.

The Company routinely receives distributions of profits and provides funding for the ongoing operations of the partnerships in the territory covering Europe and Asia. These transactions are recorded as operating activities within the Company’s consolidated statement of cash flows.

In 2001, the Company and Sanofi formed an alliance for the copromotion of irbesartan, as part of which the Company contributed the irbesartan distribution rights in the U.S. and Sanofi paid the Company a total of $350 million in the two years ended December 31, 2002. The Company accounted for this transaction as a sale of an interest in a license, the $350 million was deferred and is being recognized in other income over the expected useful life of the license, which is approximately 11 years from the formation of the irbesartan copromotion alliance. The Company recognized other income of $8 million in each of the three months ended March 31, 2007 and 2006. The unrecognized portion of the deferred income is recorded in the liabilities section of the consolidated balance sheet and was $178 million as of March 31, 2007 and $186 million as of December 31, 2006.

Otsuka

The Company has a worldwide commercialization agreement with Otsuka Pharmaceutical Co., Ltd. (Otsuka), to codevelop and copromote with Otsuka ABILIFY* (aripiprazole) for the treatment of schizophrenia and related psychiatric disorders, except in Japan, China, Taiwan, North Korea, South Korea, the Philippines, Thailand, Indonesia, Pakistan and Egypt. The product is currently copromoted with Otsuka in the United Kingdom (UK), Germany, France and Spain. In the U.S., Germany and Spain, where the product is sold by an Otsuka affiliate as distributor, the Company records alliance revenue for its 65% contractual share of Otsuka’s net sales and records all expenses related to the product. The Company recognizes this alliance revenue when ABILIFY* is shipped and all risks and rewards of ownership have transferred to Otsuka's customers. In the UK, France and Italy, where the Company is presently the exclusive distributor for the product, the Company records 100% of the net sales and related cost of products sold and expenses. The Company also has an exclusive right to sell ABILIFY* in other countries in Europe, the Americas and a number of countries in Asia. In these countries the Company records 100% of the net sales and related cost of products sold.

Note 2. Alliances and Investments (Continued)

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

The Company recorded total revenue for ABILIFY* of $366 million and $283 million for the three months ended March 31, 2007 and 2006, respectively. Total milestone payments made to Otsuka under the agreement through March 2007 were $217 million, of which $157 million was expensed as acquired in-process research and development in 1999. The remaining $60 million was capitalized in other intangible assets and is being amortized in cost of products sold over the remaining life of the agreement in the U.S., ranging from 8 to 11 years. The Company amortized in cost of products sold $2 million in each of the three months ended March 31, 2007 and 2006. The unamortized capitalized payment balance was $33 million as of March 31, 2007 and $35 million as of December 31, 2006.

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

The Company accounts for the $500 million approval milestones paid in 2004 and 2006 as license acquisitions, which were capitalized in other intangible assets and are being amortized in cost of products sold over the remaining term of the agreement which ends in 2018. The Company amortized into cost of products sold $10 million and $6 million for the three months ended March 31, 2007 and 2006, respectively. The unamortized portion of the approval payments was $425 million at March 31, 2007 and $435 million at December 31, 2006.

The Company accounts for its investment in ImClone under the equity method and records its share of the results in equity in net income of affiliates in the consolidated statement of earnings. The Company’s recorded investment and the market value of its holdings in ImClone common stock was $114 million and approximately $587 million as of March 31, 2007, respectively, and $109 million and approximately $385 million as of December 31, 2006, respectively. The Company holds 14.4 million shares of ImClone stock, representing approximately 17% of ImClone’s shares outstanding at both March 31, 2007 and December 31, 2006. On a per share basis, the carrying value of the ImClone investment and the closing market price of the ImClone shares as of March 31, 2007 were $7.95 and $40.77, respectively, compared to $7.59 and $26.76, respectively, as of December 31, 2006.

The Company determines its equity share in ImClone’s net income or loss by eliminating from ImClone’s results the milestone revenue ImClone recognizes for the $400 million in pre-approval milestone payments made by the Company from 2001 through 2003. The Company recorded $80 million of the pre-approval milestone payments as an equity investment and expensed the remaining $320 million as acquired in-process research and development during that period. Milestone revenue recognized by ImClone in excess of $400 million is not eliminated by the Company in determining its equity share in ImClone's results. For its share of ImClone’s results of operations, the Company recorded net income of $5 million and less than $1 million for the three months ended March 31, 2007 and 2006, respectively. The Company recorded net sales for ERBITUX* of $160 million and $138 million for the three months ended March 31, 2007 and 2006, respectively.

Note 2. Alliances and Investments (Continued)

Gilead

In 2004, the Company and Gilead Sciences, Inc. (Gilead) entered into a joint venture to develop and commercialize a fixed-dose combination of the Company's SUSTIVA (efavirenz) and Gilead's TRUVADA* (emtricitabine and tenofovir disoproxil fumarate) in the U.S. and Canada. In July 2006, the FDA granted approval of ATRIPLA* (efavirenz 600 mg/ emtricitabine 200 mg/ tenofovir disoproxil fumarate 300 mg) for the treatment of human immunodeficiency virus (HIV) infection in adults. ATRIPLA* is the first-ever once-daily single tablet regimen for HIV intended as a stand-alone therapy or in combination with other antiretrovirals.

Gilead records 100% of ATRIPLA* revenues and consolidates the results of the joint venture in its operating results. The Company records revenue for the bulk efavirenz component of ATRIPLA* upon sales of that product by the joint venture with Gilead to third party customers. The Company's revenue for the efavirenz component is determined by applying a percentage to ATRIPLA* revenue, which approximates revenue for the SUSTIVA brand. The Company recorded efavirenz revenues of $70 million related to ATRIPLA* sales for the three months ended March 31, 2007. The Company accounts for its participation in the joint venture under the equity method of accounting and records its share of the joint venture results in equity in net income of affiliates in the consolidated statement of earnings. The Company recorded an equity loss on the joint venture with Gilead of $2 million and $1 million for the three months ended March 31, 2007 and 2006, respectively.

AstraZeneca

In January 2007, the Company entered into two worldwide (except for Japan) codevelopment and cocommercialization agreements with AstraZeneca PLC (AstraZeneca), one for the codevelopment and cocommercialization of saxagliptin, a DPP-IV inhibitor in Phase III clinical trials (Saxagliptin Agreement), and one for the codevelopment and cocommercialization of dapagliflozin, a SGLT2 inhibitor in Phase IIB clinical trials (SGLT2 Agreement). Both compounds are being studied for the treatment of diabetes and were discovered by the Company. Under the terms of the agreements, the Company received from AstraZeneca upfront payments of $100 million in January 2007, which were deferred and are being recognized over the life of the agreements into other income. Milestone payments are expected to be received by the Company upon the successful achievement of various regulatory and sales related milestones. Under the Saxagliptin Agreement, the Company could receive up to $300 million if all regulatory milestones are met and up to an additional $300 million if all sales-based milestones are met. Under the SGLT2 Agreement, the Company could receive up to $350 million if all regulatory milestones are met and up to an additional $300 million if all sales-based milestones are met. Under each agreement, the Company and AstraZeneca also share in development and commercialization costs. The majority of development costs under the initial development plans through 2009 will be paid by AstraZeneca and any additional development costs will generally be shared equally. The Company records in Research and Development expenses saxagliptin and dapagliflozin development costs net of its alliance partner’s share. Under each agreement, the two companies share commercialization expenses and profits/losses equally on a global basis, excluding Japan, and the Company will manufacture both products and, with certain limited exceptions, record net sales.

Note 3. Restructuring

2007 Activities

In the first quarter of 2007, the Company recorded pre-tax charges of $35 million, related to the termination benefits and other related costs for workforce reductions and streamlining of worldwide operations of approximately 350 selling and operating personnel, primarily in the U.S., Latin America and Europe. These charges were increased by a $2 million adjustment reflecting net changes in estimates for restructuring actions taken in prior periods.

The following table presents a detail of the charges by segment and type for the three months ended March 31, 2007. The Company expects to substantially complete these activities by early 2008.

Dollars in Millions	Termination Benefits	Other Exit Costs	Total
Pharmaceuticals	$25	$—	$25
Other Health Care	9	1	10

Subtotal	34	1	35
Changes in estimates	2	—	2

Restructuring as reflected in the statement of earnings	$36	$1	$37

Note 3. Restructuring (Continued)

2006 Activities

In the first quarter of 2006, the Company recorded pre-tax charges of $10 million, related to the termination benefits for workforce reductions and streamlining of worldwide operations of approximately 140 selling and operating personnel in Latin America. These charges were decreased by a $9 million adjustment reflecting net changes in estimates for restructuring actions taken in prior periods.

The following table presents a detail of the charges by segment and type for the three months ended March 31, 2006. The Company expects to substantially complete these activities by late 2007.

Dollars in Millions	Termination Benefits	Other Exit Costs	Total
Pharmaceuticals	$10	$—	$10
Changes in estimates	(9)	—	(9)

Restructuring as reflected in the statement of earnings	$1	$—	$1

Restructuring charges and spending against liabilities associated with prior and current actions are as follows:

Dollars in Millions	Employee Termination Liability	Other Exit Cost Liability	Total
Balance at January 1, 2006	$60	$—	$60
Charges	71	2	73
Spending	(44)	—	(44)
Changes in estimates	(13)	(1)	(14)

Balance at December 31, 2006	74	1	75
Charges	34	1	35
Spending	(13)	(1)	(14)
Changes in estimates	2	—	2

Balance at March 31, 2007	$97	$1	$98

Note 4. Acquisitions and Divestitures

In January 2006, the Company completed the sale of its inventory, trademark, patent and intellectual property rights in the U.S. related to DOVONEX*, a treatment for psoriasis, to Warner Chilcott Company, Inc. for $200 million in cash. In addition, the Company will receive a royalty equal to 5% of net sales of DOVONEX* through the end of 2007. As a result of this transaction, the Company recognized a pre-tax gain of $200 million ($130 million net of tax) in the first quarter of 2006.

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

	Three Months Ended March 31,
Amounts in Millions, Except Per Share Data	2007	2006
Basic:
Net Earnings	$690	$714

Basic Earnings Per Share:
Average Common Shares Outstanding	1,962	1,957

Net Earnings per Common Share	$.35	$.36

Diluted:
Net Earnings	$690	$714
Interest expense on conversion of convertible debt, net of taxes	9	8

Net Earnings available to Common Stockholders	$699	$722

Diluted Earnings Per Share:
Average Common Shares Outstanding	1,962	1,957
Conversion of convertible debt	29	29
Incremental shares outstanding assuming the exercise/vesting of dilutive stock options/restricted stock	6	2

	1,997	1,988

Net Earnings per Common Share	$.35	$.36

Weighted-average shares issuable upon the exercise of stock options, which were not included in the diluted earnings per share calculation because they were not dilutive, were 116 million and 165 million for the three months ended March 31, 2007 and 2006, respectively.

Note 6. Other Expense, Net

The components of other expense, net are as follows:

	Three Months Ended March 31,
Dollars in Millions	2007	2006
Interest expense	$109	$116
Interest income	(53)	(62)
Foreign exchange transaction losses/(gains)	8	(12)
Other, net	(42)	(5)

Other expense, net	$22	$37

For each of the three months ended March 31, 2007 and 2006, interest expense was increased by net interest swap losses of $1 million. Interest income relates primarily to cash, cash equivalents and investments in marketable securities. Other, net includes income from third-party contract manufacturing, certain royalty income and expense, gains and losses on disposal of property, plant and equipment, certain other litigation matters and deferred income recognized.

Note 7. Income Taxes

The effective income tax rate on earnings before minority interest and income taxes was 9.4% for the three months ended March 31, 2007 compared to 27.5% for the three months ended March 31, 2006. The tax rate for the three months ended March 31, 2007 was favorably impacted by a tax benefit of $105 million due to the favorable resolution of certain tax matters with the Internal Revenue Service (IRS) related to the deductibility of litigation settlement expenses and U.S. foreign tax credits claimed. The lower tax rate in the first quarter of 2007 compared to 2006 was also due to the re-enactment of the Research and Development tax credit in the fourth quarter of 2006 and the tax effect of a gain on the sale of the U.S. rights to DOVONEX* in the first quarter of 2006.

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

The Company has recorded significant deferred tax assets related to U.S. foreign tax credit and research tax credit carryforwards which expire in varying amounts beginning in 2012. Realization of foreign tax credit and research tax credit carryforwards is dependent on generating sufficient domestic-sourced taxable income prior to their expiration. Although realization is not assured, management believes it is more likely than not that these deferred tax assets will be realized. The amount of foreign tax credit and research tax credit carryforwards considered realizable, however, could be reduced in the near term if PLAVIX* is subject to either renewed or additional generic competition. If such events occur, the Company may need to record significant additional valuation allowances against these deferred tax assets. For a discussion of PLAVIX* related matters, see “—Note 16. Legal Proceedings and Contingencies” and “Management’s Discussion and Analysis—Executive Summary — PLAVIX*.”

The Company files income tax returns in the U.S. Federal jurisdiction, and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. Federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2002. The Company’s 2002 and 2003 U.S. Federal income tax returns are currently under examination by the IRS. As previously disclosed, the IRS proposed (1) a significant disallowance of certain litigation settlement expenses, and (2) a significant reduction in U.S. foreign tax credits claimed. In the first quarter of 2007, the Company recognized $105 million of tax benefit resulting from the favorable resolution of these matters.

The Company adopted the provisions of FIN No. 48 on January 1, 2007, resulting in the recognition of $27 million of previously unrecognized tax benefits which was accounted for as an increase to the opening balance of retained earnings. Including the adjustment on adoption of FIN No. 48, the Company’s total amount of unrecognized tax benefits as of January 1, 2007, excluding interest and penalties, was $960 million. The Company classifies interest expense and penalties related to unrecognized tax benefits as income tax expense. The total amount of accrued interest and penalties was $84 million as of January 1, 2007. Included in the balance of unrecognized tax benefits were $99 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty as to the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, if applicable, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority or utilization of tax attributes to the taxing authority to an earlier period.

The Company is currently under examination by a number of tax authorities, including all of the major jurisdictions listed in the table below, which have proposed adjustments to tax for issues such as transfer pricing, certain tax credits and the deductibility of certain expenses. The Company anticipates that it is reasonably possible that the total amount of unrecognized tax benefits will decrease within 12 months of the date of adoption of FIN No. 48, in the range of approximately $320 million to $360 million as a result of the settlement of certain tax audits. Such settlements will involve the payment of additional taxes, the adjustment of certain deferred taxes, and/or the recognition of tax benefits. The Company also anticipates that it is reasonably possible that new issues will be raised by tax authorities which may require increases to the balance of unrecognized tax benefits, however, an estimate of such increases cannot be made.

The Company conducts business in various countries throughout the world and is subject to tax in numerous jurisdictions. As a result of its business activities, the Company files a significant number of tax returns that are subject to examination by various Federal, state, and local tax authorities. Following is a summary by significant jurisdiction of the years for which tax authorities may assert additional taxes against the Company based upon tax years currently under audit and subsequent years that will likely be audited:

United States	2002 to 2006
Canada	2001 to 2006
France	2004 to 2006
Germany	1999 to 2006
Italy	2002 to 2006
Mexico	2001 to 2006

Note 8. Receivables

The major categories of receivables are as follows:

Dollars in Millions	March 31, 2007	December 31, 2006
Trade receivables	$2,519	$2,400
Miscellaneous receivables	1,030	997

	3,549	3,397
Less allowances	168	150

Receivables, net	$3,381	$3,247

Miscellaneous receivables as of March 31, 2007 and December 31, 2006 include $714 million and $647 million, respectively, related to receivables from alliance partners. For additional information on the Company's alliance partners, see “—Note 2. Alliances and Investments.”

Note 9. Inventories

The major categories of inventories are as follows:

Dollars in Millions	March 31, 2007	December 31, 2006
Finished goods	$896	$1,003
Work in process	761	682
Raw and packaging materials	439	394

Inventories, net	$2,096	$2,079

Note 10. Property, Plant and Equipment

The major categories of property, plant and equipment are as follows:

Dollars in Millions	March 31, 2007	December 31, 2006
Land	$254	$254
Buildings	4,679	4,630
Machinery, equipment and fixtures	4,584	4,540
Construction in progress	769	720

	10,286	10,144
Less accumulated depreciation	4,577	4,471

Property, plant and equipment, net	$5,709	$5,673

Note 11. Other Intangible Assets

As of March 31, 2007 and December 31, 2006, other intangible assets are as follows:

Dollars in Millions	March 31, 2007	December 31, 2006
Patents / Trademarks	$259	$258
Less accumulated amortization	152	145

Patents / Trademarks, net	107	113

Licenses	660	659
Less accumulated amortization	175	162

Licenses, net	485	497

Technology	1,787	1,787
Less accumulated amortization	876	836

Technology, net	911	951

Capitalized Software	854	844
Less accumulated amortization	582	553

Capitalized Software, net	272	291

Other intangible assets, net	$1,775	$1,852

Note 11. Other Intangible Assets (Continued)

Amortization expense for other intangible assets (the majority of which is included in Cost of Products Sold) for the three months ended March 31, 2007 and 2006 was $88 million and $87 million, respectively.

Expected amortization expense related to the March 31, 2007 net carrying amount of other intangible assets is as follows:

Years Ending December 31:	Dollars in Millions
2007 (nine months)	$258
2008	291
2009	267
2010	251
2011	238
Later Years	470

Note 12. Accumulated Other Comprehensive Income/(Loss)

The accumulated balances related to each component of other comprehensive income/(loss) are as follows:

Dollars in Millions	Foreign Currency Translation	Deferred Gains/(Loss) on Effective Hedges	Minimum Pension Liability Adjustment	Deferred Charges on Pension and Other Postretirement Benefits	Deferred Gains/(Loss) on Available for Sale Securities	Accumulated Other Comprehensive Income/(Loss)
Balance at January 1, 2006	$(553)	$16	$(229)	$—	$1	$(765)
Other comprehensive income/(loss)	20	(32)	—	—	2	(10)

Balance at March 31, 2006	$(533)	$(16)	$(229)	$—	$3	$(775)

Balance at January 1, 2007	$(424)	$(23)	$—	$(1,211)	$13	$(1,645)
Other comprehensive income/(loss)	19	—	—	35	(3)	51

Balance at March 31, 2007	$(405)	$(23)	$—	$(1,176)	$10	$(1,594)

Note 13. Business Segments

The Company is organized in three reportable segments—Pharmaceuticals, Nutritionals and Other Health Care. The Pharmaceuticals segment is comprised of the global pharmaceutical and international consumer medicines businesses. The Nutritionals segment consists of Mead Johnson, primarily an infant formula and children’s nutritional business. The Other Health Care segment consists of the ConvaTec and Medical Imaging businesses.

	Three Months Ended March 31,
	Net Sales		Earnings Before Minority Interest and Income Taxes
Dollars in Millions	2007	2006	2007	2006
Pharmaceuticals	$3,457	$3,700	$825	$836

Nutritionals	606	565	173	184
Other Health Care	413	411	136	118

Health Care Group	1,019	976	309	302

Total Segments	4,476	4,676	1,134	1,138
Corporate/Other	—	—	(217)	55

Total	$4,476	$4,676	$917	$1,193

Note 14. Pension and Other Postretirement Benefit Plans

The net periodic benefit cost of the Company’s defined benefit pension and postretirement benefit plans included the following components:

	Three Months Ended March 31,
	Pension Benefits		Other Benefits
Dollars in Millions	2007	2006	2007	2006
Service cost — benefits earned during the year	$63	$58	$2	$3
Interest cost on projected benefit obligation	86	87	10	12
Expected return on plan assets	(109)	(111)	(7)	(8)
Amortization of prior service cost	3	3	(1)	(1)
Amortization of loss	34	44	2	1
Amortization of transitional obligation	—	1	—	—

Net periodic benefit cost	77	82	6	7
Curtailments and settlements	—	—	(1)	—

Total net periodic benefit cost	$77	$82	$5	$7

Net actuarial loss and prior service cost amortized from accumulated other comprehensive income into net periodic benefit costs for the three months ended March 31, 2007 were $37 million for pension benefits and $1 million for other benefits.

Contributions

For the three months ended March 31, 2007, there were no cash contributions to the U.S. pension plans, and $22 million was contributed to the international pension plans. Although no minimum contributions will be required, the Company plans to make cash contributions to the U.S. pension plans in 2007. The Company expects contributions to the international pension plans for the year ended December 31, 2007 will be in the range of $70 million to $90 million. There was no cash funding for other benefits.

Those cash benefit payments from the Company, which are classified as contributions under SFAS No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits – an amendment of FASB Statements No. 87, 88 and 106, for the three months ended March 31, 2007, totaled $4 million for pension benefits and $16 million for other postretirement benefits.

Note 15. Employee Stock Benefit Plans

The following table summarizes stock-based compensation expense, net of tax, related to employee stock options, restricted stock, and long-term performance awards for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
Dollars in Millions	2007	2006
Cost of products sold	$3	$4
Marketing, selling and administrative	19	22
Research and development	9	11

Total stock-based compensation expense	31	37
Deferred tax benefit	(11)	(13)

Stock-based compensation, net of tax	$20	$24

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

Note 15. Employee Stock Benefit Plans (Continued)

Information related to stock option grants and exercises are summarized as follows:

	Three Months Ended March 31,
Amounts in Millions, Except Per Share Data	2007	2006
Stock options granted	13.6	11.9
Weighted-average grant-date fair value (per share)	$6.00	$4.26
Total intrinsic value of stock options exercised	$4	$16
Cash proceeds from exercise of stock options	$23	$149

As of March 31, 2007, there was $146 million of total unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 2.8 years.

At March 31, 2007, there were 163.3 million and 123.9 million stock options outstanding and exercisable, respectively, with a weighted-average exercise price of $37.80 and $41.26, respectively. The aggregate intrinsic value for these outstanding and exercisable stock options were $193 million and $112 million, respectively, and represents the total pre-tax intrinsic value, based on the Company’s average stock price of $27.76 on March 30, 2007, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of March 31, 2007 was 30 million.

Under the TeamShare Stock Option Plan, which terminated on January 3, 2005, options on 35.5 million shares have been exercised as of March 31, 2007.

The fair value of employee stock options granted in 2007 were estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

Three Months Ended March 31, 2007
Expected volatility	29.0%
Risk-free interest rate	4.7%
Dividend yield	4.5%
Expected life	6.3 years

Restricted Stock

The 2002 Stock Incentive Plan provides for the granting of common stock to key employees, subject to restrictions as to continuous employment. Restrictions generally expire over a four-year period from the date of grant. Compensation expense is recognized over the restricted period. During the first quarter of 2007, the Company began granting restricted stock units instead of restricted stock. At March 31, 2007, there were 9.2 million shares of restricted stock and restricted stock units outstanding under the plan. For the three months ended March 31, 2007 and 2006, 3.4 million and 2.9 million shares, respectively, of restricted stock and restricted stock units were granted with a weighted-average fair value of $27.03 and $22.73 per share, respectively.

Beginning on January 23, 2007, the fair value of nonvested shares of the Company’s common stock is determined based on the closing trading price of the Company’s common stock on the grant date. Prior to January 23, 2007, the fair value of nonvested shares of the Company’s common stock was determined based on the average trading price of the Company’s common stock on the grant date.

As of March 31, 2007, there was $199 million of total unrecognized compensation cost related to nonvested restricted stock and restricted stock units, which is expected to be recognized over a weighted-average period of 3.2 years. The total fair value of shares and share units that vested during the three months ended March 31, 2007 and 2006 was $22 million and $3 million, respectively.

Long-Term Performance Awards

The 2002 Stock Incentive Plan also incorporates the Company's long-term performance awards. These awards, which are delivered in the form of a target number of performance shares, have a three-year cycle. The 2005 through 2007 and the 2006 through 2008 awards will be based 50% on cumulative earnings per share and 50% on cumulative sales, with the ultimate payout modified by the Company’s total stockholder return versus the 11 companies in its proxy peer group. Maximum performance for all three measures will result in a maximum payout of 253% of target. For 2007 through 2009, the awards will have annual goals, set at the beginning of each performance period, based 50% on earnings per share and 50% on sales. Maximum performance will result in a maximum

Note 15. Employee Stock Benefit Plans (Continued)

payout of 220%. If threshold targets are not met for the performance period, no payment will be made under the long-term performance award plan. At March 31, 2007, there were 1.5 million performance shares outstanding under the plan. During the three months ended March 31, 2007 and 2006, 0.2 million and 0.6 million performance shares were granted, respectively, with a fair value of $27.01 and $20.00 per share, respectively.

The 2005 though 2007 award was valued based on the market price of the Company’s common stock at the time of the award. For the 2006 through 2008 award, the fair value of each long-term performance award was estimated on the date of grant using a Monte Carlo simulation model. For the 2007 through 2009 award, because the award does not contain a market condition, the fair value was based on the closing trading price of the Company’s common stock on the grant date.

At March 31, 2007, there was $9 million of total unrecognized compensation cost related to long-term performance awards, which is expected to be recognized over a weighted-average period of 2.5 years.

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

The most significant of these matters are described in Note 21. Legal Proceedings and Contingencies in the Company’s 2006 Form 10-K. With a few exceptions, the following discussion is limited to certain recent developments related to these previously described matters, and any new matters that have not previously been described in a prior report. Accordingly, the disclosure below should be read in conjunction with those earlier reports. Unless noted to the contrary, all matters described in those earlier reports remain outstanding and the status is consistent with what has previously been reported.

There can be no assurance that there will not be an increase in the scope of pending matters or that any future lawsuits, claims, proceedings or investigations will not be material. Management continues to believe, as previously disclosed, that during the next few years, the aggregate impact, beyond current reserves, of these and other legal matters affecting the Company is reasonably likely to be material to the Company’s results of operations and cash flows, and may be material to its financial condition and liquidity. For a further discussion of the risks and uncertainties relating to the matters discussed below, see “Item 1A. Risk Factors” in the Company’s 2006 Form 10-K, and “Part II. Item 1A. Risk Factors” below.

INTELLECTUAL PROPERTY

PLAVIX* Litigation

PLAVIX* is currently the Company’s largest product ranked by net sales. Net sales of PLAVIX* were $3.2 billion for the year ended December 31, 2006 and $938 million for the first quarter of 2007. U.S. net sales of PLAVIX* for the same periods were $2.7 billion and $787 million, respectively. The PLAVIX* patents are subject to a number of challenges in the U.S, including the litigation with Apotex Inc. and Apotex Corp. (Apotex) described below, and other less significant markets for the product. It is not possible reasonably to estimate the impact of these lawsuits on the Company. However, loss of market exclusivity of PLAVIX* and sustained generic competition would be material to the Company’s sales of PLAVIX*, results of operations and cash flows, and could be material to the Company’s financial condition and liquidity. The Company and its product partner, Sanofi, (the Companies) intend to vigorously pursue enforcement of their patent rights in PLAVIX*.

PLAVIX* Litigation – United States

Patent Infringement Litigation against Apotex and Related Matters

The Company’s U.S. territory partnership under its alliance with Sanofi is a plaintiff in a pending patent infringement lawsuit instituted in the U.S. District Court for the Southern District of New York (District court) entitled Sanofi-Synthelabo, Sanofi-Synthelabo, Inc. and Bristol-Myers Squibb Sanofi Pharmaceuticals Holding Partnership v. Apotex. The suit was filed in March 2002, and is based on U.S. Patent No. 4,847,265 (the ‘265 Patent), a composition of matter patent, which discloses and claims, among other things, the hydrogen sulfate salt of clopidogrel, a medicine made available in the U.S. by the Companies as PLAVIX*. Plaintiffs’ infringement position is based on defendants’ filing of their Abbreviated New Drug Applications (aNDA) with the FDA, seeking approval to sell generic clopidogrel bisulfate prior to the expiration of the composition of matter patent in 2011. The defendants responded by alleging that the patent is invalid and/or unenforceable.

Note 16. Legal Proceedings and Contingencies (Continued)

In March 2006, the Companies announced that they had executed a proposed settlement agreement (the March Agreement) with Apotex to settle the pending patent infringement lawsuit. In response to concerns expressed by the Federal Trade Commission (FTC) and state attorneys general, the parties modified the March Agreement (the Modified Agreement) in May 2006. In July 2006, the Companies announced that the Modified Agreement had failed to receive required antitrust clearance from the state attorneys general. On August 8, 2006, Apotex launched a generic version of clopidogrel bisulfate.

On August 31, 2006, the District court issued a preliminary injunction in which it ordered Apotex to halt sales of generic clopidogrel bisulfate, but the Court did not order Apotex to recall product from its customers. The U.S. Court of Appeals for the Federal Circuit has affirmed the District court’s issuance of the injunction, and Apotex’s motion for reconsideration and/or rehearing was denied on January 19, 2007. Additionally, the District court has stayed certain additional antitrust counterclaims brought by Apotex pending the outcome of the trial. The trial commenced on January 22, 2007, and trial testimony ended on February 15, 2007. Post-trial briefing is complete and the parties are awaiting the District court’s decision.

On April 18, 2007, Apotex filed a lawsuit in Canada in the Ontario Superior Court of Justice entitled Apotex Inc. and Apotex Corp. v. Sanofi-Aventis, Sanofi-Synthelabo Inc., Bristol-Myers Squibb Company, and Bristol-Myers Squibb Sanofi Pharmaceuticals Holding Partnership seeking a payment of $60 million, plus interest related to the break-up of the proposed settlement agreement. The Company believes that Apotex’s claim is completely without merit and intends to vigorously defend its position.

It is not possible at this time reasonably to assess the outcomes of the litigations with Apotex, or the other PLAVIX* patent litigations, their impact on the Company, or the timing of any renewed generic competition for PLAVIX* from Apotex or additional generic competition for PLAVIX* from other third-party generic pharmaceutical companies. However, if Apotex were to prevail in the patent litigation, the Company would expect to face renewed generic competition for PLAVIX* from Apotex promptly thereafter. As noted above, loss of market exclusivity for PLAVIX* and/or sustained generic competition would be material to the Company’s sales of PLAVIX*, results of operations and cash flows, and could be material to the Company’s financial condition and liquidity.

As previously disclosed, the launch of the generic clopidogrel bisulfate product by Apotex in August 2006 had a significant adverse effect on PLAVIX* sales in 2006 which the Company estimates to be in the range of $1.2 billion to $1.4 billion. In the first quarter of 2007, U.S. sales of PLAVIX* declined 7% compared to the same period in 2006 due primarily to the residual supply of generic clopidogrel bisulfate in the market. The Company estimates the adverse effect of the at-risk launch of generic clopidogrel bisulfate to be in the range of $300 million to $350 million for the first quarter of 2007. The Company expects the supply of the generic product in distribution channels will continue to have a declining residual impact on PLAVIX* net sales and the Company’s overall financial results at least through the second quarter of 2007. The full impact of Apotex’s launch cannot be estimated with certainty at this time and will depend on a number of factors, including, among others, the amount of generic product sold by Apotex; whether the Companies prevail in the underlying patent litigation; even if the Companies prevail in the pending patent case, the extent to which the launch by Apotex will permanently adversely impact the pricing and prescription demand for PLAVIX*, the amount of damages that would be sought and/or recovered by the Companies and Apotex’s ability to pay such damages.

On May 10, 2007, the Company and the Antitrust Division of the U.S. Department of Justice (DOJ) reached an agreement in principle to resolve the previously disclosed investigation by the Antitrust Division regarding the proposed settlement with Apotex of the pending PLAVIX* patent litigation. Under the agreement in principle, the Company or a subsidiary of the Company will plead guilty to criminal charges consisting of two violations of Section 1001 of U.S. Code Title 18 (relating to false statements to a government agency) carrying an aggregate statutory maximum fine of $1 million. The charges relate to representations made by a former senior executive of the Company during the renegotiation of the proposed settlement agreement with Apotex in May 2006 that were not disclosed to the FTC. The agreement in principle is contingent on the parties’ agreement to the terms of a final agreement and acceptance of the plea by the court in which it is entered. There can be no assurance that the agreement in principle will be finalized or that the plea will be accepted. If the agreement in principle is not finalized or the plea is not accepted, it is not possible to assess the ultimate resolution of this investigation or its impact on the Company. Although there can be no assurance, the Company does not believe that resolution of this investigation in accordance with the agreement in principle should have a material impact on its ability to participate in federal procurement or health care programs.

As previously disclosed, the Company entered into a Deferred Prosecution Agreement (DPA) with the U.S. Attorney’s Office for the District of New Jersey (USAO) on June 15, 2005. Pursuant to the DPA, the USAO filed a criminal complaint against the Company alleging conspiracy to commit securities fraud, but deferred prosecution of the Company and will dismiss the complaint after two years if the Company satisfies all the requirements of the DPA. The Company has advised the USAO of the terms of the agreement in principle between the Company and the Antitrust Division. The U.S. Attorney for the District of New Jersey has advised the Company, although the guilty plea that is contemplated by the agreement in principle constitutes a violation of the DPA, the Company has cured that breach by terminating the employment of certain former officers of the Company as well as other actions taken to prevent the recurrence of the issues and events that led to this matter. The U.S. Attorney also has advised the Company that, assuming resolution of this investigation in accordance with the agreement in principle, and assuming the Company’s compliance with the DPA between May 10, 2007, and June 15, 2007, it is the USAO’s intention to terminate the DPA on June 15, 2007, and to seek dismissal with prejudice of the deferred charges pursuant to the DPA on a timely basis.

As previously disclosed, the Company has been served with a Civil Investigative Demand by the FTC requesting documents and information related to the proposed settlement. In addition, as previously disclosed, on April 13, 2007, the Company received a subpoena from the New York State Attorney General’s Office — Antitrust Bureau for documents related to the proposed settlement. The Company is cooperating fully with the investigations. It is not possible at this time reasonably to assess the impact of the proposed settlement with the Antitrust Division described above on the investigations, the outcome of the investigations or their impact on the Company.

Note 16. Legal Proceedings and Contingencies (Continued)

PLAVIX* Litigation—International

Sanofi-Synthelabo and Sanofi-Synthelabo Canada Inc. instituted a prohibition action in the Federal Court of Canada against Apotex Inc. and the Minister of Health in response to a Notice of Allegation (NOA) from Apotex Inc. directed against Canadian Patent No. 1,336,777 (the ‘777 Patent) covering clopidogrel bisulfate. Apotex’s NOA indicated that it had filed an Abbreviated New Drug Submission (ANDS) for clopidogrel bisulfate tablets and that it sought approval (a Notice of Compliance) of that ANDS before the expiration of the ‘777 Patent, which is scheduled for August 12, 2012. Apotex’s NOA further alleged that the ‘777 Patent was invalid or not infringed. In March 2005, the Canadian Federal Court of Ottawa rejected Apotex’s challenge to the Canadian PLAVIX* patent and held that the asserted claims are novel, not obvious and infringed, and granted Sanofi’s application for an order of prohibition against the Minister of Health and Apotex Inc. That order of prohibition precludes approval of Apotex’s ANDS until the patent expires in 2012, unless the Federal Court’s decision is reversed on appeal. Apotex filed an appeal, which the Canadian Federal Court of Appeal heard on December 12-13, 2006. On December 22, 2006, the Federal Court of Appeal dismissed Apotex’s appeal and upheld the Federal Court’s issuance of the order of prohibition. On February 20, 2007, Apotex filed leave to appeal this decision to the Supreme Court of Canada. Briefing is complete on Apotex’s motion for leave to appeal the Canadian Federal Court of Appeal’s decision to the Supreme Court of Canada. The Supreme Court of Canada will decide whether to allow the appeal to proceed or it may dismiss the appeal.

OTHER INTELLECTUAL PROPERTY LITIGATION

TEQUIN (injectable form)

The Company and Kyorin Pharmaceuticals Co., Ltd. (Kyorin) commenced a patent infringement action in March 2005, against Apotex in the U.S. District Court for the Southern District of New York, relating to injectable forms of the antibiotic gatifloxacin, for which Kyorin holds the composition of matter patent and which the Company previously marketed as TEQUIN. The Company no longer sells the product in the U.S. The action related to Apotex’s filing of an aNDA for a generic version of injectable gatifloxacin with P(IV) certifications that the composition of the matter patent, which expires December 2007 but which was granted a patent term extension until December 2009, is invalid. On March 29, 2007, the parties submitted a joint stipulation of dismissal that ended the lawsuit.

ORENCIA

In January 2006, Repligen Corporation (Repligen) and the Regents of the University of Michigan filed a complaint against the Company in the U.S. District Court for the Eastern District of Texas, Marshall Division. ORENCIA was launched in February 2006. The complaint alleges that the Company’s then-anticipated sales of ORENCIA will infringe U.S. Patent No. 6,685,541. Repligen has since amended the complaint to include ongoing and future sales of ORENCIA. The trial is now scheduled to commence in April 2008.

In August 2006, Zymogenetics, Inc. filed a complaint against the Company in the U.S. District Court for the District of Delaware. The complaint alleges that the Company’s manufacture and sales of ORENCIA infringe U.S. Patents Nos. 5,843,725 and 6,018,026. The trial is now scheduled to commence in August 2008.

ABILIFY*

As previously disclosed, Otsuka has received formal notices from each of Teva Pharmaceuticals USA (Teva), Barr Pharmaceuticals, Inc. (Barr), Sandoz Inc. (Sandoz), Synthon Laboratories, Inc. (Synthon), Sun Pharmaceuticals Ltd. (Sun), and Apotex stating that each has filed an aNDA with the FDA for various dosage forms of aripiprazole, which the Company and Otsuka comarket in the U.S. as ABILIFY*. Each of the notices further states that its aNDA contains a p(IV) certification directed to U.S. Patent No. 5,006,528 (‘528 Patent), which covers aripiprazole and expires in October 2014. In addition, each of the notices purports to provide Otsuka with the respective p(IV) certification. These certifications contain various allegations regarding the validity and enforceability of the ‘528 Patent. Otsuka has sole rights to enforce the ‘528 Patent. Otsuka has filed patent infringement actions based on the ‘528 Patent against Teva, Barr, Sandoz, Sun and Apotex in the U.S. District Court for the District of New Jersey, and against Synthon in the U.S. District Court for the Middle District of North Carolina.

It is not possible at this time reasonably to assess the outcome of these lawsuits or their impact on the Company.

Note 16. Legal Proceedings and Contingencies (Continued)

GENERAL COMMERCIAL LITIGATION

Weisz & Stephenson Litigations

As previously reported, the Company was a defendant, along with many other pharmaceutical companies and pharmacies, in two class actions, Weisz v. Bristol-Myers Squibb Co., et al., and Stephenson v. Bristol-Myers Squibb Co., et al, in which there were allegations of unfair business practices and untrue and misleading advertising under various California statutes. Defendants filed motions to dismiss these actions on procedural and other grounds. On April 27, 2007, the court granted the motions as to the Company, but the Weisz case will continue as to other defendants. This concludes the Company’s involvement in these matters unless plaintiffs appeal the court’s decision and the appeal is upheld.

SECURITIES LITIGATION & INVESTIGATIONS

D&K Health Care Resources Litigation

In November 2004, a class action complaint was filed in the U.S. District Court for the Eastern District of Missouri against the Company, D&K Health Care Resources, Inc. (D&K) and several current and former D&K directors and officers. The complaint alleges that the Company participated in fraudulently inflating the value of D&K stock by allegedly engaging in improper “channel-stuffing” agreement with D&K. In June 2006, the Court granted the Company’s motion to dismiss the complaint, which the plaintiffs are able to appeal. In March 2007, the Court granted preliminary approval of a settlement between the lead plaintiff and the D&K defendants. If granted final approval by the Court, the proposed settlement would resolve all claims relating to the subject matter of the action, including the dismissed claim against the Company. The Court has scheduled the final settlement hearing for June 5, 2007.

PRICING, SALES AND PROMOTIONAL PRACTICES LITIGATION AND INVESTIGATIONS

As previously reported, the Company, together with a number of defendants, is a defendant in a number of private civil matters relating to its pricing practices. In addition, the Company, together with a number of other pharmaceutical manufacturers, has received subpoenas and other document requests from various government agencies seeking records relating to its pricing, sales, marketing practices and best price reporting.

Investigations

As previously reported, the Company, the DOJ, and the Office of the U.S. Attorney for the District of Massachusetts have reached an agreement in principle, subject to approval by the DOJ, to settle several investigations involving the Company’s drug pricing, sales and marketing activities. The agreement in principle provides for a civil resolution and an expected payment of $499 million. The agreement in principle involves matters that have been actively investigated by and discussed with the DOJ and the U.S. Attorney for the District of Massachusetts over a number of years, including matters relating to (1) the pricing for certain products sold several years ago by a subsidiary, which had been reimbursed by governmental health care programs; 2) financial relationships between that subsidiary and certain customers and other entities; 3) certain consulting programs; 4) the promotion of ABILIFY* for unapproved indications; 5) the calculation of certain Medicaid rebates for SERZONE (nefazodone hydrochloride); and 6) the pricing for certain of the Company’s products reimbursed by governmental health care programs. The agreement contemplates that States will choose to participate in the settlement. There would be no criminal charges against the Company with respect to those matters. The agreement in principle also provides for the Company to enter into a corporate integrity agreement with the Office of Inspector General of the U.S. Department of Health and Human Services. The settlement is contingent upon the parties’ agreement to the terms of a final settlement agreement, including on the terms of the corporate integrity agreement and approval by the DOJ. There can be no assurance that the settlement will be finalized, or that all the States will choose to participate. The agreement in principle only covers those matters outlined above, and the DOJ, the U.S. Attorney for the District of Massachusetts and the States have indicated that they may pursue other matters outside the scope of the expected settlement, and in that event such matters could result in the assertion of civil and/or criminal claims.

Also as previously reported, as a result of the agreement in principle, the Company has recorded aggregate reserves in the amount of $499 million for these matters. In accordance with GAAP, the aggregate reserves reflect the Company’s estimate of the expected probable loss with respect to these matters, assuming the settlement is finalized. If the settlement is not finalized, and/or if certain States choose not to participate, the amount reserved may not reflect eventual losses.

Furthermore, there are other open investigations on other issues being conducted by various Federal and state agencies as well as by certain Congressional committees. The Company is producing documents and actively cooperating with these investigations, which could result in the assertion of civil and/or criminal claims.

It is not possible at this time reasonably to assess the outcome of the investigations described above, or of any additional matters that the DOJ and the Office of the U.S. Attorney for the District of Massachusetts may pursue, or the potential impact on the Company.

Litigation

As previously reported, the Company, together with a number of other pharmaceutical manufacturers, is a defendant in private class actions, as well as suits brought by the attorneys general of numerous states, many New York counties, and the City of New York, which are pending in federal and state courts. In these actions, plaintiffs allege defendants caused the Average Wholesale Prices (AWPs) of their products to be inflated, thereby injuring government programs, entities and persons who reimbursed prescription drugs based on AWPs. The federal cases and several of the state attorney general actions and suits of New York Counties and the City

Note 16. Legal Proceedings and Contingencies (Continued)

of New York have been consolidated for pre-trial purposes in the U.S. District Court for the District of Massachusetts (AWP MDL). The Court in the AWP MDL has certified three classes of persons and entities who paid for or reimbursed for seven of the Company’s physician-administered drugs. The non-jury trial for Classes 2 and 3 (insurance companies and health and welfare funds in Massachusetts) commenced November 2006 and testimony ended January 2007. The Court has not yet issued a decision. Trial for the claims of Class 1 (Medicare Part B beneficiaries nationwide) is scheduled to begin on July 23, 2007.

It is not possible at this time reasonably to assess the outcome of the litigation matters described above, or their potential impact on the Company.

PRODUCT LIABILITY LITIGATION

The Company is a party to various product liability lawsuits. As previously reported, these lawsuits involve, among other things, hormone replacement therapy products and the Company’s SERZONE prescription drug. In addition to lawsuits, the Company also faces unfiled claims involving these and other products.

SERZONE

As previously reported, in 2002, class actions were filed against the Company in Canada alleging, among other things, that the Company knew or should have known about the hepatic risks posed by SERZONE, an antidepressant marketed by the Company, and failed to adequately warn physicians and users of the risks. Without admitting any wrongdoing or liability, in February 2006, the Company executed an agreement in principle with respect to all of the SERZONE claims in Canada. Pursuant to the terms of the proposed settlement, all claims will be dismissed, the litigation will be terminated, the defendants will receive releases and the Company committed to paying at least $1 million into funds for class members. The settlement of the Canadian claims must be approved by the Ontario Superior Court of Justice and the Québec Superior Court, District of Montreal. The Approval Hearing for the Settlement in the Ontario action brought on behalf of Class Members resident in Canada, excluding Québec, occurred on April 24, 2007. The Approval Hearing in the Québec action brought on behalf of Class Members resident in Québec occurred on April 17, 2007. There can be no assurance that the settlement will be approved or finalized.

Hormone Replacement Therapy

The plaintiffs in this mass-tort litigation allege, among other things, that various hormone therapy products, including hormone therapy products formerly manufactured by the Company (ESTRACE*, Estradiol, DELESTROGEN* and OVCON*) cause breast cancer, stroke, blood clots, cardiac and other injuries in women, that the defendants were aware of these risks and failed to warn consumers. As of March 31, 2007, the Company was a defendant in 316 lawsuits filed on behalf of approximately 1,226 plaintiffs in federal and state courts throughout the U.S.

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

CERCLA Matters

With respect to CERCLA matters for which the Company is responsible under various state, Federal and foreign laws, the Company typically estimates potential costs based on information obtained from the U.S. Environmental Protection Agency (EPA), or counterpart state agency and/or studies prepared by independent consultants, including the total estimated costs for the site and the expected cost-sharing, if any, with other “potentially responsible parties”, and the Company accrues liabilities when they are probable and reasonably estimable. As of March 31, 2007, the Company estimated its share of the total future costs for these sites to be approximately $70 million, recorded as other liabilities, which represents the sum of best estimates or, where no simple estimate can reasonably be made, estimates of the minimal probable amount among a range of such costs (without taking into account any potential recoveries from other parties, which are not currently expected).

Note 16. Legal Proceedings and Contingencies (Continued)

Puerto Rico Air Emissions Civil Litigation

As previously reported, the Company is one of several defendants, including many of the major U.S. pharmaceutical companies, in a purported class action suit filed in Superior Court in Puerto Rico in February 2000 relating to air emissions from a government owned and operated wastewater treatment facility. In April 2006, the Company executed an individual settlement with the plaintiffs in the amount of approximately $0.5 million, subject to certain conditions, including that the Court would decide to certify the case as a class action. The Court deferred decision on class certification pending its review of expert reports on the facility’s operations, and ongoing efforts to reach a global settlement. In March 2007 with the Court’s assistance, the parties reached a tentative global settlement, which would resolve all claims in the litigation. The terms of the proposed settlement were discussed with the Court at a status conference held on May 2, 2007. The Court instructed the parties to submit a draft settlement agreement to the Court by June 1, 2007.

Passaic River (NJ) Remediation and Natural Resource Damages Claims

As previously reported, in September 2003, the New Jersey Department of Environmental Protection (NJDEP) issued an administrative enforcement Directive and Notice under the New Jersey Spill Compensation and Control Act requiring the Company and approximately 65 other companies to perform an assessment of natural resource damages and to implement unspecified interim remedial measures to restore conditions in the Lower Passaic River. The Directive alleges that the Company is liable because it historically sent bulk waste to the former Inland Chemical Company facility in Newark, NJ (now owned by McKesson Corp. (McKesson)) for reprocessing, and that releases of hazardous substances from this facility have migrated into Newark Bay and continue to have an adverse impact on the Lower Passaic River watershed. Subsequently, the EPA also issued a notice letter under CERCLA to numerous parties—but not including the Company—seeking their cooperation in a Remedial Investigation/Feasibility Study (RI/FS) of conditions in substantially the same portion of the Passaic River that is the subject of the NJDEP’s Directive. A group of these other parties entered into a consent agreement with EPA in 2004 to finance a portion of the RI/FS. The EPA has not yet determined the estimated cost of the study. Under the 2004 consent agreement, the private party group committed to pay roughly half of the $20 million estimated for the RI/FS by EPA at that time, subject to revision and future negotiation. The RI/FS, now projected to run until 2011, may also lead to clean-up actions, directed by the EPA and the Army Corps of Engineers. However, the EPA recently has substantially increased its estimate of the scope and cost of the RI/FS; as a result, the private party group has persuaded the EPA to allow the group to perform most of the remaining RI/FS tasks. By the group’s estimate, total costs to complete the RI/FS and related tasks now exceed $54 million. The Company and McKesson have committed to accept an offer from the private party group for members to buy out of remaining RI/FS tasks. That group is actively negotiating with the EPA; if successful, those negotiations will result in an amended consent agreement.

In response to these developments, the Company has reached an agreement in principle with McKesson to share the costs of an anticipated agreed portion of the RI/FS tasks. The extent of any liability the Company may face cannot yet be determined.

MACT Compliance—Puerto Rico Facilities (Barceloneta and Humacao)

In March 2005, the Company commenced a voluntary environmental audit of its Barceloneta and Humacao, Puerto Rico facilities to determine their compliance with the EPA’s regulations regarding the maximum achievable control technology requirements for emissions of hazardous air pollutants from pharmaceuticals production (Pharmaceutical MACT). The Company submitted to the EPA an audit report for the Humacao facility in June 2005 and for the Barceloneta facility in July 2005, which disclosed potential violations of the Pharmaceutical MACT requirements at both facilities. The Company and the EPA are currently in discussions regarding resolution of this matter. The Company is awaiting a response from EPA with respect to resolution of this matter.

Note 17. Subsequent Events

In April 2007, the Company and Pfizer Inc. (Pfizer) entered into a worldwide collaboration to develop and commercialize apixaban, an anticoagulant discovered by the Company being studied for the prevention and treatment of a broad range of venous and arterial thrombotic conditions. In accordance with the terms of the agreement Pfizer made an upfront payment of $250 million to the Company. Pfizer will fund 60% of all development costs effective January 1, 2007 going forward, and the Company will fund 40%. The Company may also receive additional payments of up to $750 million from Pfizer based on development and regulatory milestones. The companies will jointly develop the clinical and marketing strategy of apixaban, and will share commercialization expenses and profits/losses equally on a global basis. In a separate agreement, the companies will also collaborate on the research, development and commercialization of a Pfizer discovery program which includes advanced pre-clinical compounds with potential applications for the treatment of metabolic disorders, including obesity and diabetes. Pfizer will be responsible for all research and early-stage

Note 17. Subsequent Events (Continued)

development activities for the metabolic disorders program, and the companies will jointly conduct Phase III development and commercialization activities. The Company will make an upfront payment of $50 million to Pfizer as part of this agreement. The companies will share all development and commercialization expenses along with profits/losses on a 60%-40% basis, with Pfizer assuming the larger share of both expenses and profits/losses.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

Bristol-Myers Squibb Company (BMS, the Company) is a worldwide pharmaceutical and related health care products company whose mission is to extend and enhance human life by providing the highest quality pharmaceutical and related health care products. The Company is engaged in the discovery, development, licensing, manufacturing, marketing, distribution and sale of pharmaceuticals and related health care products.

PLAVIX*

The Company’s largest product ranked by net sales is PLAVIX* (clopidogrel bisulfate) with United States (U.S.) sales of $2.7 billion in 2006. The composition of matter patent for PLAVIX*, which expires in 2011, is currently the subject of patent litigation in the U.S. with Apotex Inc. and Apotex Corp. (Apotex) and with other generic companies, as well as in other less significant jurisdictions. The Company has previously disclosed certain developments in the pending PLAVIX* litigation with Apotex, including the at-risk launch of a generic clopidogrel bisulfate product by Apotex in August 2006.

As noted above, Apotex launched a generic clopidogrel bisulfate product that competes with PLAVIX* on August 8, 2006. On August 31, 2006, the U.S. District Court for the Southern District of New York (District court) granted a motion by the Company and its product partner, Sanofi-Aventis (Sanofi), to enjoin further sales of Apotex’s generic clopidogrel bisulfate product, but did not order Apotex to recall product from its customers. The District court’s grant of a preliminary injunction has been affirmed on appeal. The trial testimony ended on February 15, 2007 and the parties are awaiting the District court’s decision.

The at-risk launch of generic clopidogrel bisulfate had a significant adverse effect on net sales of PLAVIX*, which the Company estimates to be in a range of $1.2 billion to $1.4 billion in 2006 and $300 million to $350 million in the first quarter of 2007. Estimated total U.S. prescription demand for clopidogrel bisulfate (branded and generic) increased by 13% in 2006 compared to 2005, while estimated total U.S. prescription demand for branded PLAVIX* decreased by 20% in the same period. Estimated total U.S. prescription demand for clopidogrel bisulfate (branded and generic) increased by 18% in the first quarter of 2007 compared to 2006, while estimated total U.S. prescription demand for branded PLAVIX* decreased by 28% in the same period. The Company expects generic clopidogrel bisulfate that was sold into distribution channels following the Apotex at-risk launch in August 2006 will have a residual impact on PLAVIX* net sales and the Company's overall financial results into at least the second quarter of 2007. The full amount and duration of the impact will depend on the amount of generic product Apotex sold into the distribution channel and other factors.

The Company’s U.S. territory partnership under its alliance with Sanofi is also a plaintiff in three additional pending patent infringement lawsuits against Dr. Reddy’s Laboratories, Inc. and Dr. Reddy’s Laboratories, LTD (Dr. Reddy’s), Teva Pharmaceuticals USA, Inc. (Teva) and Cobalt Pharmaceuticals Inc. (Cobalt), all related to the U.S. Patent No. 4,847,265. A trial date for the action against Dr. Reddy's has not been set. The patent infringement actions against Teva and Cobalt have been stayed pending resolution of the Apotex litigation, and the parties to those actions have agreed to be bound by the outcome of the litigation against Apotex, although Teva and Cobalt can appeal the outcome of the litigation. Each of Dr. Reddy’s and Teva have filed an Abbreviated New Drug Application with the U.S. Food and Drug Administration (FDA), and all exclusivity periods and statutory stay periods under the Hatch-Waxman Act have expired. Accordingly, final approval by the FDA would provide each company authorization to distribute a generic clopidogrel bisulfate product in the U.S., subject to various legal remedies for which the Companies may apply including injunctive relief and damages.

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

On May 10, 2007, the Company and the Antitrust Division of the U.S. Department of Justice (DOJ) reached an agreement in principle to resolve the previously disclosed investigation by the Antitrust Division regarding the proposed settlement with Apotex of the pending PLAVIX* patent litigation. Under the agreement in principle, the Company or a subsidiary of the Company will plead guilty to criminal charges consisting of two violations of Section 1001 of U.S. Code Title 18 (relating to false statements to a government agency) carrying an aggregate statutory maximum fine of $1 million. The agreement in principle is contingent on the parties’ agreement to the terms of a final agreement and acceptance of the plea by the court in which it is entered. There can be no assurance that the agreement in principle will be finalized or that the plea will be accepted. If the agreement in principle is not finalized or the plea is not accepted, it is not possible to assess the ultimate resolution of this investigation or its impact on the Company. Although there can be no assurance, the Company does not believe that resolution of this investigation in accordance with the agreement in principle should have a material impact on its ability to participate in federal procurement or health care programs. The U.S. Attorney’s Office for the District of New Jersey (USAO) has advised the Company that, assuming resolution of this investigation in accordance with the agreement in principle, and assuming the Company’s compliance with the Deferred Prosecution Agreement (DPA) between May 10, 2007, and June 15, 2007, it is the USAO’s intention to terminate the DPA on June 15, 2007, and to seek dismissal with prejudice of the deferred charges pursuant to the DPA on a timely basis.

As previously disclosed, the Company has been served with a Civil Investigative Demand by the Federal Trade Commission (FTC) requesting documents and information related to the proposed settlement. In addition, as previously disclosed, on April 13, 2007, the Company received a subpoena from the New York State Attorney General’s Office - Antitrust Bureau for documents related to the proposed settlement. The Company is cooperating fully with the investigations. It is not possible at this time reasonably to assess the impact of the proposed agreement in principle with the Antitrust Division described above or a final agreement on the investigations, the outcome of the investigations or their impact on the Company.

For additional discussion of legal matters, including the PLAVIX* patent litigation and related legal matters, the Antitrust Division, FTC and New York State Attorney General’s Office investigations related to the proposed settlement with Apotex and the terms of the DPA and SEC Consent, see “Item 1. Financial Statements—Note 16. Legal Proceedings and Contingencies” as well as “—OUTLOOK” and “—SEC Consent Order and Deferred Prosecution Agreement” below. For additional discussion of the risks and uncertainties relating to the matters discussed above, see “Item 1A. Risk Factors” in the Company’s 2006 Form 10-K, and “Part II. Item 1A. Risk Factors” below.

New Product and Pipeline Developments

In April 2007, the Company and Pfizer Inc. (Pfizer) entered into a worldwide collaboration to develop and commercialize apixaban, an anticoagulant discovered by the Company being studied for the prevention and treatment of a broad range of venous and arterial thrombotic conditions. In accordance with the terms of the agreement Pfizer made an upfront payment of $250 million to the Company. Pfizer will fund 60% of all development costs effective January 1, 2007 going forward, and the Company will fund 40%. The Company may also receive additional payments of up to $750 million from Pfizer based on development and regulatory milestones. The companies will jointly develop the clinical and marketing strategy of apixaban, and will share commercialization expenses and profits/losses equally on a global basis. In a separate agreement, the companies will also collaborate on the research, development and commercialization of a Pfizer discovery program which includes advanced pre-clinical compounds with potential applications for the treatment of metabolic disorders, including obesity and diabetes. Pfizer will be responsible for all research and early-stage development activities for the metabolic disorders program, and the companies will jointly conduct Phase III development and commercialization activities. The Company will make an upfront payment of $50 million to Pfizer as part of this agreement. The companies will share all development and commercialization expenses along with profits/losses on a 60%-40% basis, with Pfizer assuming the larger share of both expenses and profits/losses.

In April 2007, the FDA approved an update to the ORENCIA product labeling regarding the progression of structural joint damage – an important measure in the treatment of rheumatoid arthritis (RA). The indication was strengthened from “slowing” to “inhibiting” the progression of structural damage in adult patients with moderately to severely active RA who have had an inadequate response to one or more disease-modifying anti-rheumatic drugs, such as methotrexate or tumor necrosis factor antagonists.

In March 2007, the Committee for Medicinal Products for Human Use of the European Medicines Agency granted a positive opinion on the Company's application for ORENCIA in Europe for the treatment of RA.

In April 2007, the FDA Cardio-Renal Advisory Committee voted unanimously to recommend approval of a new indication for AVALIDE*, as initial treatment of some patients for hypertension. AVALIDE*, a fixed-dose combination of irbesartan and hydrochlorothiazide, is currently approved for the treatment of hypertension, for hypertensive patients with blood pressure uncontrolled on monotherapy. The proposed labeling would no longer require starting or titrating monotherapy. If approved, the new indication for AVALIDE* would be for the first-line treatment of hypertension in patients who are unlikely to obtain their blood pressure goals on monotherapy.

In February 2007, the Company and ImClone Systems Incorporated (ImClone) submitted an application to the Japanese Pharmaceuticals and Medical Devices Agency for the use of ERBITUX* in treating patients with advanced colorectal cancer. The Japanese submission was based on results from studies conducted in Europe and Japan which confirm the activity of ERBITUX* in patients with metastatic colorectal cancer. The filing in Japan is a result of a development collaboration between the Company, ImClone and Merck KGaA of Darmstadt, Germany.

In February 2007, BARACLUDE was added to the American Association for the Study of Liver Disease treatment guidelines for hepatitis B as a first-line treatment option. BARACLUDE also received approval and/or reimbursement in additional key European markets throughout the first quarter, including Italy.

During the first quarter, SPRYCEL received approval and/or reimbursement in additional European markets, including Ireland, Norway, Sweden and Greece, and was also approved in Canada and New Zealand.

In February 2007, the Company and Adnexus Therapeutics (Adnexus) entered into a worldwide alliance to discover, develop and commercialize Adnectin-based therapeutics for important oncology-related targets. Under the terms of the agreement, the Company made an upfront payment of $20 million and Adnexus is also eligible to receive regulatory milestone payments of up to $210 million per product, as well as royalties on product sales and sales-based milestone payments.

In December 2006, the Company entered into a collaboration agreement with Exelixis Pharmaceuticals, Inc. (Exelixis) to discover, develop and commercialize novel targeted therapies for the treatment of cancer. The agreement became effective in January 2007 and in accordance with the terms of the agreement, the Company made an upfront payment of $60 million to Exelixis. Exelixis is also eligible to receive $20 million for each of up to three investigational drug candidates selected by the Company. The companies will share equally all development costs along with commercial profits in the U.S.

Three Months Results of Operations

	Three Months Ended March 31,
				% of Net Sales
Dollars in Millions	2007	2006	% Change	2007	2006
Net Sales	$4,476	$4,676	(4)%
Earnings before Minority Interest and Income Taxes	$917	$1,193	(23)%	20.5%	25.5%
Provision for Income Taxes	$86	$328	(74)%
Effective tax rate	9.4%	27.5%
Net Earnings	$690	$714	(3)%	15.4%	15.3%

First quarter 2007 net sales decreased 4%, including a 2% favorable foreign exchange impact, to $4.5 billion compared to the same period in 2006. U.S. net sales decreased 5% to $2.5 billion in the first quarter of 2007 compared to the same period in 2006, primarily due to loss of exclusivity of PRAVACHOL and lower sales of PLAVIX*, partially offset by continued growth of other key brands and sales of newer products. International net sales remained constant at $2.0 billion, including a 5% favorable foreign exchange impact.

The composition of the change in sales is as follows:

		Analysis of % Change
Three Months Ended March 31,	Total Change	Volume	Price	Foreign Exchange
2007 vs. 2006	(4)%	(6)%	—	2%

In general, the Company’s business is not seasonal. For information on U.S. pharmaceuticals prescriber demand, reference is made to the table within Business Segments under the Pharmaceuticals section below, which sets forth a comparison of changes in net sales to the estimated total prescription growth (for both retail and mail order customers) for certain of the Company’s top 15 pharmaceutical products and new products sold by the U.S. Pharmaceuticals business.

The Company operates in three reportable segments—Pharmaceuticals, Nutritionals and Other Health Care. The percent of the Company’s net sales by segment were as follows:

	Three Months Ended March 31,
	Net Sales			% of Total Net Sales
Dollars in Millions	2007	2006	% Change	2007	2006
Pharmaceuticals	$3,457	$3,700	(7)%	77.2%	79.1%

Nutritionals	606	565	7%	13.5%	12.1%
Other Health Care	413	411	—	9.3%	8.8%

Health Care Group	1,019	976	4%	22.8%	20.9%

Total	$4,476	$4,676	(4)%	100.0%	100.0%

The Company recognizes revenue net of various sales adjustments to arrive at net sales as reported on the Consolidated Statement of Earnings. These adjustments are referred to as gross-to-net sales adjustments. The following table sets forth the reconciliation of the Company’s gross sales to net sales by each significant category of gross-to-net sales adjustments:

	Three Months Ended March 31,
Dollars in Millions	2007	2006
Gross Sales	$5,198	$5,454
Gross-to-Net Sales Adjustments
Prime Vendor Charge-Backs	(184)	(192)
Women, Infants and Children (WIC) Rebates	(215)	(225)
Managed Health Care Rebates and Other Contract Discounts	(85)	(101)
Medicaid Rebates	(53)	(74)
Cash Discounts	(56)	(63)
Sales Returns	(42)	(43)
Other Adjustments	(87)	(80)

Total Gross-to-Net Sales Adjustments	(722)	(778)

Net Sales	$4,476	$4,676

The decrease in gross-to-net adjustments for the three months ended March 31, 2007 compared to the same period in 2006 was primarily driven by lower gross sales. Managed health care rebates decreased as a result of the exclusivity loss of PRAVACHOL, which also reduced Medicaid rebates. Medicaid rebates also decreased across other Cardiovascular products due to lower gross sales volume and lower utilization.

The following table sets forth the activities and ending balances of each significant category of gross-to-net sales adjustments:

Dollars in Millions	Prime Vendor Charge- Backs	Women, Infants and Children (WIC) Rebates	Managed Health Care Rebates and Other Contract Discounts	Medicaid Rebates	Cash Discounts	Sales Returns	Other Adjustments	Total
Balance at January 1, 2006	$107	$252	$167	$326	$26	$185	$124	$1,187
Provision related to sales made in current period	706	867	381	174	221	200	348	2,897
Provision related to sales made in prior periods	(3)	5	(33)	—	3	30	(9)	(7)
Returns and payments	(747)	(894)	(405)	(363)	(232)	(196)	(343)	(3,180)
Impact of foreign currency translation	—	—	1	—	—	2	4	7

Balance at December 31, 2006	63	230	111	137	18	221	124	904
Provision related to sales made in current period	185	214	89	53	56	32	87	716
Provision related to sales made in prior periods	(1)	1	(4)	—	—	10	—	6
Returns and payments	(183)	(203)	(77)	(44)	(56)	(40)	(97)	(700)
Impact of foreign currency translation	—	—	1	—	—	—	1	2

Balance at March 31, 2007	$64	$242	$120	$146	$18	$223	$115	$928

In 2007, no significant revisions were made to the estimates for gross-to-net sales adjustments related to sales made in prior periods.

Pharmaceuticals

The composition of the change in pharmaceutical sales is as follows:

		Analysis of % Change
Three Months Ended March 31,	Total Change	Volume	Price	Foreign Exchange
2007 vs. 2006	(7)%	(9)%	—	2%

Worldwide Pharmaceutical sales decreased 7%, including a 2% favorable foreign exchange impact, to $3,457 million in the first quarter of 2007 compared to the same period in 2006.

U.S. pharmaceutical sales decreased 6% to $1,944 million in the first quarter of 2007 compared to the same period in 2006, primarily due to the loss of exclusivity of PRAVACHOL and lower sales of PLAVIX*, partially offset by continued growth of other key products and sales of newer products ORENCIA and SPRYCEL. In aggregate, estimated U.S. wholesaler inventory levels of the Company’s key pharmaceutical products sold by the U.S. Pharmaceutical business at the end of the first quarter decreased to less than two and a half weeks.

International pharmaceutical sales decreased 7%, including a 4% favorable foreign exchange impact, to $1,513 million for the first quarter of 2007 compared to the same period in 2006. The decrease was due primarily to a decline in PRAVACHOL and TAXOL® (paclitaxel) sales resulting from increased generic competition, partially offset by strong sales growth in Virology products REYATAZ and the SUSTIVA Franchise, and increased sales of newer products including BARACLUDE, ABILIFY* and SPRYCEL. The Company’s reported international sales do not include copromotion sales reported by its alliance partner, Sanofi, for PLAVIX* and AVAPRO*/AVALIDE*, which continued to show growth in the first quarter of 2007 compared to the same period in 2006.

Key pharmaceutical products and their sales, representing 78% and 77% of total pharmaceutical sales in the first quarter of 2007 and 2006, are as follows:

	Three Months Ended March 31,
Dollars in Millions	2007	2006	% Change
Cardiovascular
PLAVIX*	$938	$986	(5)%
AVAPRO*/AVALIDE*	270	233	16%
PRAVACHOL	135	536	(75)%
COUMADIN	46	55	(16)%
Virology
REYATAZ	263	207	27%
SUSTIVA Franchise (total revenue)	226	175	29%
BARACLUDE	45	11	* *
Oncology
ERBITUX*	160	138	16%
TAXOL® (paclitaxel)	111	147	(24)%
SPRYCEL	21	—	—
Affective (Psychiatric) Disorders
ABILIFY* (total revenue)	366	283	29%
Immunoscience
ORENCIA	41	5	* *
Other Pharmaceuticals
EFFERALGAN	81	68	19%

**	In excess of 200%.

•

Sales of PLAVIX*, a platelet aggregation inhibitor that is part of the Company’s alliance with Sanofi, decreased 5%, including a 1% favorable foreign exchange impact, to $938 million in the first quarter of 2007 from $986 million in the same period in 2006. Sales of PLAVIX* decreased 7% in the U.S. in the first quarter of 2007 to $787 million from $850 million in the same period in 2006. This was due to the impact of residual sales of generic clopidogrel bisulfate, partially offset by the replenishment of branded PLAVIX* inventory in the distribution channels. U.S. PLAVIX* net sales in the first quarter of 2007 increased by 129% compared to $343 million in the fourth quarter of 2006 as generic clopidogrel bisulfate inventory in the distribution channels is depleted. The Company estimates the adverse effect of the at-risk launch of generic clopidogrel bisulfate to be in the range of $300 million to $350 million for the first quarter of 2007. Estimated total U.S. prescription demand for clopidogrel bisulfate (branded and generic) increased by 18% in the first quarter of

2007 compared to 2006, while estimated total U.S. prescription demand for branded PLAVIX* decreased by 28% in the same period. While market exclusivity for PLAVIX* is expected to expire in 2011 in the U.S. and 2013 in the majority of the European markets, the composition of matter patent for PLAVIX* is the subject of litigation, including the litigation with Apotex as noted above. The testimony in the trial in the underlying patent litigation ended on February 15, 2007. Post-trial briefing is complete and the parties are awaiting the Court’s decision. If Apotex were to prevail at trial in the underlying patent litigation or if there is additional competition for PLAVIX* from other third-party generic pharmaceutical companies, PLAVIX* would face renewed generic competition. For additional information on the PLAVIX* litigations, as well as the generic launch by Apotex, see “—PLAVIX*” above and “Item 1. Financial Statements—Note 16. Legal Proceedings and Contingencies.”

•

Sales of AVAPRO*/AVALIDE*, an angiotensin II receptor blocker for the treatment of hypertension, also part of the Sanofi alliance, increased 16%, including a 2% favorable foreign exchange impact, to $270 million in the first quarter of 2007 from $233 million in the same period in 2006. U.S. sales increased 17% to $163 million in the first quarter of 2007 from $139 million compared to the same period in 2006, primarily due to higher average net selling prices. Estimated total U.S. prescription demand decreased approximately 1% compared to 2006. International sales increased 14%, including a 5% favorable foreign exchange impact, to $107 million in the first quarter of 2007 from $94 million in the same period in 2006. Market exclusivity for AVAPRO*/AVALIDE* (known in the European Union (EU) as APROVEL*/KARVEA*) is expected to expire in 2012 (including pediatric extension) in the U.S. and in countries in the EU; AVAPRO*/AVALIDE* is not currently marketed in Japan.

•

Sales of PRAVACHOL, an HMG Co-A reductase inhibitor, decreased 75%, including a 1% favorable foreign exchange impact, to $135 million in the first quarter of 2007 from $536 million in the same period in 2006, due to loss of market exclusivity resulting in generic competition for most strengths in the U.S. beginning in April 2006, and generic competition in key European markets, including France beginning in July 2006. Estimated total U.S. prescription demand decreased approximately 86% compared to 2006. Market exclusivity in the EU ended in 2004, with the exception of Sweden, where expiration occurred in March 2006, Italy, where expiration will occur in January 2008, and France, where generic competition that was not authorized by the Company commenced in July 2006.

•

Sales of COUMADIN, an oral anti-coagulant used predominantly in patients with atrial fibrillation or deep venous thrombosis/pulmonary embolism, decreased 16%, including a 1% favorable foreign exchange impact, to $46 million in the first quarter of 2007 compared to $55 million in the same period in 2006, primarily due to continued competition. Estimated total U.S. prescription demand decreased approximately 17% compared to 2006. Market exclusivity for COUMADIN expired in the U.S. in 1997.

•

Sales of REYATAZ, a protease inhibitor for the treatment of human immunodeficiency virus (HIV), increased 27%, including a 3% favorable foreign exchange impact, to $263 million in the first quarter of 2007 from $207 million in the same period in 2006. U.S. sales increased 20% to $143 million in the first quarter of 2007 from $119 million in the same period in 2006, primarily due to higher demand. Estimated total U.S. prescription demand increased approximately 17% compared to 2006. International sales increased 36%, including a 7% favorable foreign exchange impact, to $120 million in the first quarter of 2007 from $88 million in the same period in 2006, primarily due to increased demand in Europe, Latin America and Canada. Market exclusivity for REYATAZ is expected to expire in 2017 in the U.S., in countries in the EU and in Japan.

•

Total revenue for the SUSTIVA Franchise, a non-nucleoside reverse transcriptase inhibitor for the treatment of HIV, increased 29%, including a 4% favorable foreign exchange impact, to $226 million in the first quarter of 2007 from $175 million in the same period in 2006. Estimated total U.S. prescription growth increased approximately 25% compared to 2006. In July 2006, the Company and Gilead Sciences, Inc. (Gilead) launched ATRIPLA*, a once-daily single tablet three-drug regimen for HIV intended as a stand-alone therapy or in combination with other antiretrovirals. Total revenue for the SUSTIVA Franchise includes sales of SUSTIVA as well as revenue from bulk efavirenz included in the combination therapy ATRIPLA*. The Company records revenue for the bulk efavirenz component of ATRIPLA* upon sales of ATRIPLA* by the joint venture with Gilead to third-party customers. The Company has a composition of matter patent that expires in 2013 in the U.S. and in countries in the EU; the Company does not, but others do, market SUSTIVA in Japan. For additional information on revenue recognition of the SUSTIVA Franchise, see “Item 1. Financial Statements—Note 2. Alliances and Investments.”

•

Sales of BARACLUDE, an oral antiviral agent for the treatment of chronic hepatitis B, increased to $45 million in the first quarter of 2007 from $11 million in the same period of 2006, as the product becomes commercialized in international markets and continues to grow in the U.S. The Company has a composition of matter patent that expires in the U.S. in 2010 and in Japan, Germany, France and the United Kingdom (UK) in 2011. As previously disclosed, BARACLUDE was launched in China in February 2006. As also previously disclosed, there is uncertainty about China’s exclusivity laws and due to this uncertainty, it is possible that one or more companies in China could receive marketing authorization from China’s health authority by the end of 2007.

•

Sales of ERBITUX*, which is sold by the Company almost exclusively in the U.S., increased 16% to $160 million in the first quarter of 2007 from $138 million in the same period in 2006, due to increased demand for usage in the treatment of head and neck cancer. ERBITUX* net sales decreased 4% compared to the fourth quarter of 2006 reflecting increased competition in the colorectal cancer market. ERBITUX* is marketed by the Company under a distribution and copromotion agreement with ImClone. A use patent relating to combination therapy with cytotoxic treatments expires in 2017. There is no patent covering monotherapy. Currently, generic versions of biological products cannot be approved under U.S. law. However, the law could change in the future. Even in the absence of new legislation, the FDA is taking steps toward allowing generic versions of certain biologics. The Company’s right to market ERBITUX* in North America and Japan under its agreement with ImClone expires in September 2018. The Company does not, but others do, market ERBITUX* in countries in the EU.

•

Sales of TAXOL® (paclitaxel), an anti-cancer agent sold almost exclusively in non-U.S. markets, decreased 24%, including a 1% favorable foreign exchange impact, to $111 million in the first quarter of 2007 from $147 million in the same period in 2006, primarily due to increased generic competition in Europe and generic entry in Japan during the third quarter of 2006. Market exclusivity protection for TAXOL® (paclitaxel) expired in 2000 in the U.S. and in 2003 in countries in the EU. Two generic paclitaxel products have received regulatory approval in Japan, of which one has entered the market.

•

Sales of SPRYCEL, an oral inhibitor of multiple tyrosine kinases, for the treatment of adults with chronic, accelerated, or myeloid or lymphoid blast phase chronic myloid leukemia with resistance or intolerance to prior therapy, including GLEEVEC* (imatinib meslylate), were $21 million for the first quarter of 2007, compared to $14 million in the fourth quarter of 2006. SPRYCEL was launched in the U.S. in July 2006 and in certain European markets in the fourth quarter of 2006. During the first quarter of 2007, SPRYCEL received approval in several additional European markets, including Ireland, Norway, Sweden and Greece, and was also approved in Canada and New Zealand. Market exclusivity for SPRYCEL is expected to expire in 2020 in the U.S. and in certain European markets, pending patent grant.

•

Total revenue for ABILIFY*, an antipsychotic agent for the treatment of schizophrenia, acute bipolar mania and bipolar disorder, increased 29%, including a 2% favorable foreign exchange impact, to $366 million in the first quarter of 2007 from $283 million in the same period in 2006. U.S. sales increased 27% to $293 million in the first quarter of 2007 from $231 million in the same period in 2006, primarily due to higher demand and higher average net selling prices. Estimated total U.S. prescription demand increased approximately 14% compared to the same period last year. International sales continued to gain momentum, increasing 40%, including a 10% favorable foreign exchange impact, to $73 million in the first quarter of 2007 from $52 million in the same period in 2006. Total revenue for ABILIFY* primarily consists of alliance revenue representing the Company’s 65% share of net sales in countries where it copromotes with Otsuka Pharmaceutical Co., Ltd. (Otsuka), and the product is sold by an Otsuka affiliate as a distributor. Otsuka’s market exclusivity protection for ABILIFY* is expected to expire in 2014 in the U.S. (including the granted patent term extension). For information on patent litigations relating to ABILIFY, see “Item 1. Financial Statements—Note 16. Legal Proceedings and Contingencies.” The Company also has the right to copromote ABILIFY* in several European countries (the UK, France, Germany and Spain) and to act as exclusive distributor for the product in the rest of the EU. Market exclusivity protection for ABILIFY* is expected to expire in 2009 for countries in the EU (and may be extended until 2014 if pending supplemental protection certificates are granted). The Company’s contractual right to market ABILIFY* expires in November 2012 in the U.S. and Puerto Rico and, for the countries in the EU where the Company has the exclusive right to market ABILIFY* until June 2014. For additional information on revenue recognition of ABILIFY*, see “Item 1. Financial Statements—Note 2. Alliances and Investments.”

•

Sales of ORENCIA, a fusion protein indicated for adult patients with moderate to severe RA who have had an inadequate response to one or more currently available treatments, such as methotrexate or anti-tumor necrosis factor therapy, increased to $41 million in the first quarter of 2007 from $5 million in the same period in 2006. ORENCIA was launched in the U.S. in February 2006 and Canada in August 2006. The Company has a composition of matter patent that expires in the U.S. in 2016 and the patent may be eligible for patent term restoration, which could possibly extend the term. As noted above, generic versions of biological products cannot be approved under U.S. law, but the law could change in the future. For information on intellectual property litigation relating to ORENCIA, see “Item 1. Financial Statements—Note 16. Legal Proceedings and Contingencies.”

•

Sales of EFFERALGAN, a formulation of acetaminophen for pain relief, sold principally in Europe increased 19%, including a 9% favorable foreign exchange impact, to $81 million in the first quarter of 2007 from $68 million in the same period in 2006, primarily due to a severe 2007 flu season.

The estimated U.S. prescription change data provided above includes information only from the retail and mail order channels and does not reflect information from other channels, such as hospitals, institutions and long-term care, among others. The estimated prescription data is based on the Next-Generation Prescription Services (NGPS) version 2.0 provided by IMS Health (IMS), a supplier of market research for the pharmaceutical industry, as described below.

The Company has calculated the estimated total U.S. prescription change and estimated therapeutic category share based on NGPS version 2.0 data on a weighted-average basis to reflect the fact that mail order prescriptions include a greater volume of product supplied compared to retail prescriptions. Mail order prescriptions typically reflect a 90 day prescription whereas retail prescriptions typically reflect a 30 day prescription. The calculation is derived by multiplying NGPS mail order prescription data by a factor that approximates three and adding to this the NGPS retail prescriptions. The Company believes that this calculation of the estimated total U.S. prescription change and estimated therapeutic category share based on the weighted-average approach with respect to the retail and mail order channels provides a superior estimate of total prescription demand. The Company uses this methodology for its internal demand forecasts.

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

Estimated End-User Demand

U.S. Pharmaceuticals

The following tables set forth for each of the Company’s top 15 pharmaceutical products (based on 2006 annual net sales) sold by the U.S. Pharmaceuticals business, for the three months ended March 31, 2007 compared to the same periods in the prior year: (i) changes in reported U.S. net sales for the period; (ii) estimated total U.S. prescription change for the retail and mail order channels calculated by the Company based on NGPS version 2.0 data on a weighted-average basis; and (iii) the estimated U.S. therapeutic category share of the applicable product calculated by the Company based on NGPS version 2.0 data on a weighted-average basis. Prior year prescription data has been adjusted to conform to the NGPS version 2.0 data.

	Three Months Ended March 31, 2007		Month Ended March 31, 2007
	Change in U.S. Net Sales(a)	Change in U.S. Total Prescriptions(b)	Estimated TRx Therapeutic Category Share (b, c)
ABILIFY* (total revenue)	27%	14%	12%
AVAPRO*/AVALIDE*	17	(1)	13
BARACLUDE	89	127	25
COUMADIN	(19)	(17)	14
ERBITUX* (d)	16	N/A	N/A
GLUCOPHAGE* Franchise	(16)	(39)	1
KENALOG (e)	(22)	N/A	N/A
ORENCIA(d)	* *	N/A	N/A
PARAPLATIN (d)	(29)	N/A	N/A
PLAVIX*	(7)	(28)	65
PRAVACHOL	(81)	(86)	1
REYATAZ (f)	20	17	19
SPRYCEL (g)	—	—	5
SUSTIVA Franchise (f, h) (total revenue)	33	25	34
ZERIT	(37)	(26)	4

	Three Months Ended March 31, 2006		Month Ended March 31, 2006
	Change in U.S. Net Sales(a)	Change in U.S. Total Prescriptions(b)	Estimated TRx Therapeutic Category Share (b, c)
ABILIFY* (total revenue)	43%	29%	12%
AVAPRO*/AVALIDE*	36	4	15
BARACLUDE	—	—	15
COUMADIN	12	(28)	18
ERBITUX* (d)	56	N/A	N/A
GLUCOPHAGE* Franchise	(36)	(48)	1
KENALOG (e)	109	N/A	N/A
ORENCIA (d)	—	N/A	N/A
PARAPLATIN (d)	(53)	N/A	N/A
PLAVIX*	26	13	87
PRAVACHOL	17	(17)	6
REYATAZ (f)	29	16	18
SPRYCEL (g)	—	—	—
SUSTIVA (f)	5	2	31
ZERIT	(27)	(35)	6

(a)	Reflects percentage change in net sales in dollar terms, including change in average selling prices and wholesaler buying patterns.
(b)	Derived by multiplying NGPS mail order prescription data by a factor that approximates three and adding to this the NGPS retail prescriptions.
(c)	The therapeutic categories are determined by the Company as those products considered to be in direct competition with the Company’s own products. The products listed above compete in the following therapeutic categories: ABILIFY* (antipsychotics), AVAPRO*/AVALIDE* (angiotensin receptor blockers), BARACLUDE (oral antiviral agent), COUMADIN (warfarin), ERBITUX* (oncology), GLUCOPHAGE* Franchise (oral antidiabetics), KENALOG (intra-articular/intramuscular steroid), ORENCIA (fusion protein), PARAPLATIN (carboplatin), PLAVIX* (antiplatelet agents), PRAVACHOL (HMG CoA reductase inhibitors), REYATAZ (antiretrovirals—third agents excluding NORVIR* and TRIZIVIR*), SPRYCEL (TKIs for leukemia), SUSTIVA Franchise (antiretrovirals—third agents excluding NORVIR* and TRIZIVIR*) and ZERIT (nucleoside reverse transcriptase inhibitors).
(d)	ERBITUX*, PARAPLATIN and ORENCIA are parenterally administered products and do not have prescription-level data as physicians do not write prescriptions for these products. The Company believes therapeutic category share information provided by third parties for these products may not be reliable and accordingly, none is presented here.

(e)	The Company does not have prescription level data because the product is not dispensed through a retail pharmacy. The Company believes therapeutic category share information provided by third parties for this product may not be reliable and accordingly, none is presented here.
(f)	REYATAZ and the SUSTIVA Franchise have been recalculated as a percentage share of antiretrovirals third – agents excluding NORVIR* and TRIZIVIR*.
(g)	SPRYCEL was launched in the U.S. in July 2006.
(h)	Beginning in the third quarter of 2006, SUSTIVA Franchise (total revenue) includes sales of SUSTIVA, as well as revenue of bulk efavirenz included in the combination therapy, ATRIPLA*. The therapeutic category share information and change in U.S. total prescriptions growth for SUSTIVA Franchise (antiretrovirals – third agents excluding NORVIR* and TRIZIVIR*) includes both branded SUSTIVA and ATRIPLA* prescription units.

**	In excess of 200%.

The Company is reporting REYATAZ’s estimated TRx category share within the antiretrovirals – third agents (excluding NORVIR* and TRIZIVIR*) category rather than the protease inhibitors (excluding NORVIR*) category. The Company believes that the antiretrovirals - third agents (excluding NORVIR* and TRAZIVIR*) category more closely reflects the use of protease inhibitors, which has evolved and competes with other products within the antiretrovirals – third agents (excluding NORVIR* and TRAZIVIR*) category. The historical trends of growth in REYATAZ’s estimated TRx category share between the two categories are not materially different.

The estimated prescription change data and estimated therapeutic category share reported throughout this Form 10-Q only include information from the retail and mail order channels and do not reflect information from other channels, such as hospitals, institutions and long-term care, among others. The data provided by IMS are a product of IMS’ own record-keeping processes and are themselves estimates based on sampling procedures, subject to the inherent limitations of estimates based on sampling.

Estimated Inventory Months on Hand in the Distribution Channel

U.S. Pharmaceuticals

The following tables set forth for each of the Company’s top 15 pharmaceutical products (based on 2006 annual net sales) sold by the Company’s U.S. Pharmaceuticals business, the U.S. Pharmaceuticals net sales and the estimated number of months on hand of the applicable product in the U.S. wholesaler distribution channel for the quarters ended March 31, 2007 and 2006 and December 31, 2006 and 2005.

	March 31, 2007		March 31, 2006
(Dollars in Millions)	Net Sales	Months on Hand	Net Sales	Months on Hand
ABILIFY* (total revenue)	$293	0.4	$231	0.5
AVAPRO*/AVALIDE*	163	0.4	139	0.4
BARACLUDE	17	0.6	9	1.0
COUMADIN	38	0.7	47	0.6
ERBITUX*	158	0.3	136	—
GLUCOPHAGE* Franchise	21	0.6	25	0.7
KENALOG	18	0.5	23	0.7
ORENCIA	40	0.3	5	0.9
PARAPLATIN	5	13.8	7	1.2
PLAVIX*	787	0.6	850	0.4
PRAVACHOL	57	0.6	302	0.4
REYATAZ	143	0.7	119	0.6
SPRYCEL	10	0.7	—	—
SUSTIVA Franchise (a) (total revenue)	144	0.7	108	0.5
ZERIT	12	0.6	19	0.7

	December 31, 2006		December 31, 2005
(Dollars in Millions)	Net Sales	Months on Hand	Net Sales	Months on Hand
ABILIFY* (total revenue)	$294	0.5	$175	0.6
AVAPRO*/AVALIDE*	182	0.5	168	0.6
BARACLUDE	18	0.7	4	0.7
COUMADIN	48	0.8	50	0.8
ERBITUX*	165	0.4	121	—
GLUCOPHAGE* Franchise	16	0.7	29	0.7
KENALOG	24	0.8	23	0.9
ORENCIA	31	0.4	—	—
PARAPLATIN	6	5.8	5	0.9
PLAVIX*	343	0.6	906	0.6
PRAVACHOL	50	0.6	366	0.6
REYATAZ	144	0.7	110	0.5
SPRYCEL	11	1.4	—	—
SUSTIVA Franchise (a) (total revenue)	144	0.7	102	0.6
ZERIT	19	0.9	21	0.8

(a)	Beginning in the third quarter of 2006, the SUSTIVA Franchise includes sales of SUSTIVA, as well as revenue of bulk efavirenz included in the combination therapy, ATRIPLA*. The estimated months on hand of the product in the U.S. wholesale distribution channel only include branded SUSTIVA inventory.

In October 2004, the U.S. pediatric exclusivity period for PARAPLATIN expired. The resulting entry of multiple generic competitors for PARAPLATIN led to a significant decrease in demand for PARAPLATIN, which in turn led to the months on hand of the product in the U.S. wholesaler distribution channel exceeding one month on hand at March 31, 2007, December 31, 2006 and March 31, 2006. The estimated value of PARAPLATIN inventory in the U.S. wholesaler distribution channel over one month on hand was approximately $0.4 million at March 31, 2007, $0.6 million at December 31, 2006 and $0.9 million at March 31, 2006. The Company no longer produces PARAPLATIN for the U.S. market and will continue to monitor PARAPLATIN wholesaler inventory levels until they have been depleted.

SPRYCEL was launched in the U.S. in July 2006. Consistent with customary practice at the time of a new product launch, the Company’s U.S. wholesalers built inventories of the product to meet expected demand, and at December 31, 2006, the estimated value of SPRYCEL inventory in the U.S. wholesaler distribution channel exceeded one month on hand by approximately $1.4 million. As of March 31, 2007, SPRYCEL inventory in the U.S. wholesaler distribution channel has been worked down to less than one month on hand.

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

The Company maintains inventory management agreements (IMAs) with most of its U.S. Pharmaceuticals wholesalers, which account for nearly 100% of total gross sales of U.S. pharmaceutical products. Under the current terms of the IMAs, the Company’s three largest wholesaler customers provide the Company with weekly information with respect to inventory levels of product on hand and the amount of out-movement of products. These three wholesalers accounted for nearly 90% of total gross sales of U.S. pharmaceutical products in the first quarter of 2007. The inventory information received from these wholesalers excludes inventory held by intermediaries to whom they sell, such as retailers and hospitals, and excludes goods in transit to such wholesalers. The Company uses the information provided by these three wholesalers as of the Friday closest to quarter end to calculate the amount of inventory on hand for these wholesalers at the applicable quarter end. This amount is then increased by the Company’s estimate of goods in transit to these wholesalers based on the Company’s records of sales to these wholesalers, which have not been reflected in the weekly data provided by the wholesalers. Under the Company’s revenue recognition policy, sales are recorded when substantially all the risks and rewards of ownership are transferred, which in the U.S. Pharmaceuticals business is generally when product is shipped. In such cases, goods in transit to a wholesaler are owned by the applicable wholesaler and, accordingly, are reflected in the calculation of inventories in the wholesaler distribution channel. The Company determines the out-movement of a product from these wholesalers over a period of 31 days by using the most recent four weeks of out-movement of a product as provided by these wholesalers and extrapolating such amount to a 31 day basis. The Company estimates for each product, inventory levels on hand and out-movements for all its U.S. Pharmaceuticals business wholesaler customers by adjusting the three largest wholesalers’ inventory levels and out-movements by a factor that approximates the other remaining wholesalers’ percentage share of total gross sales for such product in the U.S. In addition, the Company receives inventory information from these other wholesalers on a selective basis for certain key products.

The Company’s U.S. Pharmaceuticals business through the IMAs discussed above, has arrangements with substantially all of its direct wholesaler customers and requires those wholesalers to maintain inventory at levels that are no more than one month of their demand.

ORENCIA was launched in February 2006. From launch through the second quarter, the Company distributed ORENCIA through an exclusive distribution arrangement with a single distributor. Following approval of the supplemental Biologics License Application that allows a third party to manufacture ORENCIA at an additional site, the exclusive distribution arrangement terminated on July 17, 2006 and the Company expanded its distribution network for ORENCIA to multiple distributors. The above estimates of months on hand was calculated by dividing the inventories of ORENCIA held by these distributors at the end of the quarter by the out-movement of the product over the last 31 day period, as reported by these distributors. The inventory on hand and out-movements reported by these distributors are a product of the distributors’ own record-keeping processes.

In the first and second quarter of 2006, the Company sold ERBITUX* to intermediaries (such as wholesalers and specialty oncology distributors) and shipped ERBITUX* directly to the end-users of the product who are the customers of those intermediaries.

Beginning in the third quarter of 2006, the Company expanded its distribution model to include two distributors who then held ERBITUX* inventory. One additional distributor was added for ERBITUX* in the first quarter of 2007. The Company recognizes revenue upon such shipment consistent with its revenue recognition policy.

The above estimate of months on hand was calculated by dividing the inventories of ERBITUX* held by the distributors for their own accounts as reported by the distributors as of the end of the quarter by the out-movements of the product reported by the distributors over the last 31 day period. The inventory levels reported by the distributors are a product of their record-keeping process.

As previously disclosed, for the Company’s Pharmaceuticals business outside of the U.S., Nutritionals and Other Health Care business units around the world, the Company has significantly more direct customers, limited information on direct customer product level inventory and corresponding out-movement information and the reliability of third party demand information, where available, varies widely. Accordingly, the Company relies on a variety of methods to estimate direct customer product level inventory and to calculate months on hand for these business units. As such, the information required to estimate months on hand in the direct customer distribution channel for non-U.S. Pharmaceuticals business for the quarter ended March 31, 2007 is not available prior to the filing of this quarterly report on Form 10-Q. The Company will disclose this information on its website and furnish it on Form 8-K approximately 60 days after the end of the first quarter.

HEALTH CARE GROUP

The combined first quarter 2007 revenues from the Health Care Group increased 4% to $1.0 billion compared to the same period in 2006.

Nutritionals

The composition of the change in nutritional sales is as follows:

			Analysis of % Change
Three Months Ended March 31,	Total Change	Volume	Price	Foreign Exchange
2007 vs. 2006	7%	3%	2%	2%

Key Nutritional product lines and their sales, representing 96% and 95% of total Nutritional sales in the first quarter of 2007 and 2006, respectively, are as follows:

	Three Months Ended March 31,
Dollars in Millions	2007	2006	% Change
Infant Formulas	$421	$385	9%
ENFAMIL	254	237	7%
Toddler/Children’s Nutritionals	161	152	6%
ENFAGROW	72	67	7%

Worldwide Nutritional sales increased 7%, including a 2% favorable foreign exchange impact, to $606 million in the first quarter of 2007 from $565 million in the same period in 2006. U.S. Nutritional sales increased 11% to $274 million in the first quarter of 2007, primarily due to increased sales of ENFAMIL, the Company’s best-selling infant formula. International Nutritional sales increased 4% to $332 million in the first quarter of 2007, including a 3% favorable foreign exchange impact.

Other Health Care

The Other Health Care segment includes ConvaTec and the Medical Imaging business. The composition of the change in Other Health Care segment sales is as follows:

			Analysis of % Change
Three Months Ended March 31,	Total Change	Volume	Price	Foreign Exchange
2007 vs. 2006	—	(1)%	(2)%	3%

Other Health Care sales by business and their key products for the first quarter of 2007 and 2006, were as follows:

	Three Months Ended March 31,		% Change
Dollars in Millions	2007	2006
ConvaTec	$254	$230	10%
Ostomy	130	123	6%
Wound Therapeutics	107	98	9%
Medical Imaging	159	181	(12)%
CARDIOLITE	99	103	(4)%

•

Worldwide ConvaTec sales increased 10%, including a 5% favorable foreign exchange impact, to $254 million in the first quarter of 2007 from $230 million in the same period of 2006. Sales of wound therapeutic products increased 9%, including a 5% favorable foreign exchange impact, to $107 million in the first quarter of 2007 from $98 million in the same period in 2006, primarily due to continued growth of AQUACEL.

•

Worldwide Medical Imaging sales decreased 12% to $159 million in the first quarter of 2007 from $181 million in the same period in 2006, primarily due to higher sales in 2006 for Technetium Tc99m Generators and a 4% decrease for CARDIOLITE primarily due to lower U.S. average selling prices. The key patent for CARDIOLITE expires in January 2008.

Geographic Areas

In general, the Company’s products are available in most countries in the world. The largest markets are in the U.S., France, Spain, Canada, Japan, Italy, Mexico and Germany. The Company’s sales by geographic areas were as follows:

	Three Months Ended March 31,
	Net Sales			% of Net Sales
Dollars in Millions	2007	2006	% Change	2007	2006
United States	$2,505	$2,638	(5)%	56%	56%
Europe, Middle East and Africa	1,091	1,164	(6)%	24%	25%
Other Western Hemisphere	381	397	(4)%	9%	9%
Pacific	499	477	5%	11%	10%

Total	$4,476	$4,676	(4)%	100%	100%

Sales in the U.S. decreased 5%, primarily due to the loss of exclusivity of PRAVACHOL and lower sales of PLAVIX*, partially offset by the continued growth of ABILIFY*, REYATAZ, the SUSTIVA Franchise, AVAPRO*/AVALIDE*, ERBITUX* and BARACLUDE, as well as sales of newer products ORENCIA and SPRYCEL.

Sales in Europe, Middle East and Africa decreased 6%, including a 7% favorable foreign exchange impact, as a result of sales decline of PRAVACHOL and TAXOL® (paclitaxel) resulting from increased generic competition. This decrease in sales was partially offset by increased sales in major European markets of ABILIFY*, REYATAZ, EFFERALGAN and the SUSTIVA Franchise.

Sales in the Other Western Hemisphere countries decreased 4%, including a 1% unfavorable foreign exchange impact, primarily due to the discontinued commercialization of TEQUIN, and lower sales of REYATAZ and TAXOL® (paclitaxel) in Mexico and Canada.

Sales in the Pacific region increased 5%, including a 3% favorable foreign exchange impact, primarily due to increased sales of BARACLUDE in China, Japan and Korea, as well as increased sales of Nutritional products in Thailand.

Expenses

	Three Months Ended March 31,
	Expenses			% of Net Sales
Dollars in Millions	2007	2006	% Change	2007	2006
Cost of products sold	$1,392	$1,476	(6)%	31.1%	31.6%
Marketing, selling and administrative	1,158	1,238	(6)%	25.9%	26.5%
Advertising and product promotion	269	295	(9)%	6.0%	6.3%
Research and development	807	750	8%	18.0%	16.0%
Provision for restructuring, net	37	1	* *	0.8%	—
Litigation income, net	—	(21)	100%	—	(0.4)%
Gain on sale of product asset	—	(200)	100%	—	(4.3)%
Equity in net income of affiliates	(126)	(93)	(35)%	(2.8)%	(2.0)%
Other expense, net	22	37	(41)%	0.5%	0.8%

Total Expenses, net	$3,559	$3,483	2%	79.5%	74.5%

**	In excess of 200%.

•

Cost of products sold, as a percentage of net sales, decreased to 31.1% in the first quarter of 2007 compared to 31.6% in the same period in 2006. This decrease was due primarily to lower charges for asset impairment and accelerated depreciation in the current year and sales growth of higher margin products, partially offset by $24 million of certain costs, which were reported in marketing, selling and administrative expenses in the same period in 2006.

•

Marketing, selling and administrative expenses decreased 6% to $1,158 million in the first quarter of 2007 compared to the same period in 2006, including a 2% decrease resulting from the above-mentioned classification in 2006, lower expenses for PRAVACHOL and lower U.S. selling expenses.

•

Advertising and product promotion spending decreased by 9% to $269 million in the first quarter of 2007 from $295 million in the same period in 2006, driven primarily by lower spending within the pharmaceutical business.

•

Research and development expenses increased by 8% to $807 million in the first quarter of 2007 from $750 million in the same period in 2006. This increase primarily reflects higher licensing upfront payments and continued investments in late-stage compounds, partially offset by an alliance partner’s share of codevelopment costs related to saxagliptin and dapagliflozin. The first quarter 2007 upfront payments related to the Exelixis and Adnexus alliance and collaborative agreements.

•

Restructuring programs have been implemented to downsize, realign and streamline operations in order to increase productivity, reduce operating expenses and to rationalize the Company’s manufacturing network, research facilities, and the sales and marketing organizations. Actions under the first quarter 2007 restructuring programs are expected to be complete by early 2008, while actions under the first quarter 2006 restructuring programs are expected to be complete by late 2007. As a result of these actions, the Company expects the future annual benefit to earnings from continuing operations before minority interest and income taxes to be approximately $45 million and $9 million for the first quarter 2007 and 2006 programs, respectively. For additional information on restructuring, see “Item 1. Financial Statements—Note 3. Restructuring.”

•

Litigation income of $21 million in the first quarter of 2006 was related to an insurance recovery for previously settled litigation matters. For additional information on litigation charges, see “Item 1. Financial Statements—Note 16. Legal Proceedings and Contingencies—Other Securities Matters.”

•

The gain on sale of product asset of $200 million in 2006 was for the sale of inventory, patent and intellectual property rights related to DOVONEX*. For additional information, see “Item 1. Financial Statements—Note 4. Acquisitions and Divestitures.”

•

Equity in net income of affiliates for the first quarter of 2007 was $126 million, compared to $93 million in the first quarter of 2006. Equity in net income of affiliates is principally related to the Company’s international joint venture with Sanofi and investment in ImClone. The $33 million increase in equity in net income of affiliates is primarily due to increased net income in the Sanofi joint venture. For additional information on equity in net income of affiliates, see “Item 1. Financial Statements—Note 2. Alliances and Investments.”

•

Other expense, net, was $22 million in the first quarter 2007 compared to $37 million in the first quarter of 2006. Other expense, net includes net interest expense, foreign exchange gains and losses, income from third-party contract manufacturing, certain royalty income and expense, gains and losses on disposal of property, plant and equipment, and certain other litigation matters. The $15 million decrease in other expense, net in 2007 from 2006 was primarily due to a charge for commercial litigation in 2006, partially offset by a net unfavorability in foreign exchange movements. For additional information, see “Item 1. Financial Statements—Note 6. Other Expense, Net.”

During the quarters ended March 31, 2007 and 2006, the Company recorded specified (income)/expense items that affected the comparability of results of the periods presented herein, which are set forth in the following tables:

Three Months Ended March 31, 2007

Dollars in Millions	Cost of products sold	Research and development	Provision for restructuring, net	Total
Upfront payments	$—	$80	$—	$80
Downsizing and streamlining of worldwide operations	—	—	37	37
Accelerated depreciation	16	—	—	16

	$16	$80	$37	133

Income taxes on items above				(40)
Change in estimate for taxes on a prior year specified item				(39)

Reduction to Net Earnings				$54

Three Months Ended March 31, 2006

Dollars in Millions	Cost of products sold	Research and development	Marketing, selling and admin	Provision for restructuring, net	Litigation settlement expense / (income)	Other Expense, net	Gain on sale of product asset	Total
Litigation Matters:
Insurance recovery	$—	$—	$—	$—	$(21)	$—	$—	$(21)
Commercial litigation	—	—	—	—	—	40	—	40

	—	—	—	—	(21)	40	—	19
Other:
Accelerated depreciation and asset impairment	46	—	4	—	—	—	—	50
Upfront payments	—	18	—	—	—	—	—	18
Downsizing and streamlining of worldwide operations	—	—	—	1	—	—	—	1
Gain on sale of product asset	—	—	—	—	—	—	(200)	(200)

	$46	$18	$4	$1	$(21)	$40	$(200)	(112)

Income taxes on items above								48
Minority interest, net of taxes								(13)

Increase to Net Earnings								$(77)

Earnings Before Minority Interest and Income Taxes

	Earnings Before Minority Interest and Income Taxes Three Months Ended March 31,
Dollars in Millions	2007	2006	%Change
Pharmaceuticals	$825	$836	(1)%

Nutritionals	173	184	(6)%
Other Health Care	136	118	15%

Health Care Group	309	302	2%

Total segments	1,134	1,138	—
Corporate/Other	(217)	55	* *

Total	$917	$1,193	(23)%

**	In excess of 200%.

In the first quarter of 2007, earnings before minority interest and income taxes decreased 23% to $917 million from $1,193 million in the first quarter of 2006. The decrease was primarily driven by the net impact of items that affected the comparability of results as discussed above, lower sales of PRAVACHOL, TAXOL® (paclitaxel) and PLAVIX*, partially offset by continued growth of other key products, lower operating expenses and an increase in equity in net income of affiliates.

PHARMACEUTICALS

Earnings before minority interest and income taxes decreased to $825 million in the first quarter of 2007 from $836 million in the first quarter of 2006 primarily driven by loss of exclusivity of PRAVACHOL, lower sales of PLAVIX* and higher upfront payments in research and development, partially offset by continued growth of other key products and lower operating expenses.

HEALTH CARE GROUP

Nutritionals

Earnings before minority interest and income taxes decreased to $173 million in the first quarter of 2007 from $184 million in the first quarter of 2006, primarily due to the establishment of an allowance for a doubtful account in 2007, partially offset by higher gross margin.

Other Health Care

Earnings before minority interest and income taxes increased to $136 million in the first quarter of 2007 from $118 million in the first quarter of 2006, primarily driven by lower operating expenses.

CORPORATE / OTHER

Loss before minority interest and income taxes was $217 million in the first quarter of 2007 compared to earnings of $55 million in the first quarter of 2006. The difference was primarily due to the gain on sale of DOVONEX* and insurance recovery for previously settled litigation matters, both in 2006, and unfavorability in net foreign exchange movements.

Income Taxes

The effective income tax rate on earnings before minority interest and income taxes was 9.4% for the three months ended March 31, 2007 compared to 27.5% for the three months ended March 31, 2006. The tax rate for the three months ended March 31, 2007 was favorably impacted by a tax benefit of $105 million due to favorable resolution of certain tax matters with the Internal Revenue Service (IRS) related to the deductibility of litigation settlement expenses and U.S. foreign tax credits claimed. The lower tax rate in the first quarter of 2007 compared to 2006 was also due to the re-enactment of the Research and Development tax credit in the fourth quarter of 2006 and the tax effect of a gain on the sale of the rights to DOVONEX* in the first quarter of 2006.

Financial Position, Liquidity and Capital Resources

Cash, cash equivalents and marketable securities were approximately $4.0 billion at March 31, 2007 and December 31, 2006. The Company continues to maintain a sufficient level of working capital, which was approximately $4.3 billion at March 31, 2007 and $3.8 billion at December 31, 2006.

As noted above, the trial in the underlying patent litigation involving PLAVIX* ended on February 15, 2007 and the parties are awaiting the Court’s decision. If Apotex were to prevail at trial, the Company would expect that PLAVIX* would face renewed generic competition promptly thereafter. Subject to these risks, the Company currently believes that, in the absence of renewed or additional generic competition for PLAVIX* from other generic pharmaceutical companies, in 2007 and future periods, cash generated by its U.S. operations, together with existing cash, cash equivalents, marketable securities and borrowings from the capital markets, to be sufficient to cover cash needs for working capital, capital expenditures (which the Company expects to include substantial investments in facilities to increase and maintain the Company’s capacity to provide biologics on a commercial scale), milestone payments and dividends paid in the U.S. Cash and cash equivalents, marketable securities, the conversion of other working-capital items and borrowings are expected to fund near-term operations.

Under any circumstances, renewed or additional generic competition for PLAVIX* would be material to the Company’s sales of PLAVIX* and results of operations and cash flows, and could be material to the Company’s financial condition and liquidity.

Additional information about the pending PLAVIX* patent litigation and the recent adverse developments is included in “Item 1. Financial Statements—Note 16. Legal Proceedings and Contingencies—Intellectual Property—PLAVIX* Litigation” and “—Executive Summary—PLAVIX*” above.

Cash and cash equivalents at March 31, 2007 primarily consisted of U.S. dollar denominated bank deposits with an original maturity of three months or less. Marketable securities at March 31, 2007 primarily consisted of U.S. dollar denominated floating rate instruments with a ‘AAA/aaa’ credit rating. Due to the nature of these instruments, the Company considers it reasonable to expect that their fair market values will not be significantly impacted by a change in interest rates, and that they can be liquidated for cash at short notice.

Short-term borrowings were $241 million at March 31, 2007, compared to $187 million at December 31, 2006. The $105 million of Yen Notes, due February 2008 was reclassified from long-term debt to short-term borrowings. The Company maintains cash balances and short-term investments in excess of short-term borrowings.

Long-term debt was $7.1 billion at March 31, 2007 compared to $7.2 billion at December 31, 2006.

The Moody’s Investors Service (Moody’s) long-term and short-term credit ratings for the Company are currently A2 and Prime-1, respectively. Moody’s long-term credit rating remains on stable outlook. Standard & Poor’s (S&P) long-term and short-term credit ratings for the Company are currently A+ and A-1, respectively. S&P’s long-term credit rating remains on negative outlook. Fitch Ratings (Fitch) long-term and short-term credit ratings for the Company are currently A+ and F1, respectively. Fitch continues to place the Company on Rating Watch Negative.

The following is a discussion of working capital:

Dollars in Millions	March 31, 2007	December 31, 2006
Working capital	$4,251	$3,806

The increase in working capital of $445 million from December 31, 2006 to March 31, 2007 was impacted by:

•	Higher receivables primarily due to an increase in PLAVIX* sales in the U.S.

•	Increase in prepaid expenses due to the timing of advertising and product promotional spending.

•

Reclassification of certain tax contingencies from current U.S. and foreign income taxes payable to non-current upon the adoption of Financial Accounting Standards Board Interpretation (FIN) No. 48 on January 1, 2007.

•	Increase in short-term borrowings due to the reclassification of the Yen Notes, due February 2008 from long-term debt, partially offset by a decrease in other borrowings.

•	Higher accounts payable due to the timing of raw material purchases.

The following is a discussion of cash flow activities:

	Three Months Ended March 31,
Dollars in Millions	2007	2006
Cash flow provided by/(used in):
Operating activities	$765	$83
Investing activities	7	(277)
Financing activities	(581)	(385)

Net cash provided by operating activities was $765 million in 2007 and $83 million in 2006. The $682 million increase in 2007 compared to 2006 is mainly attributable to net changes in operating assets and liabilities of $739 million, partially offset by lower net earnings of $24 million and net changes in adjustments to net earnings for $33 million.

Net negative changes in adjustments to net earnings in 2007 compared to 2006, of $33 million, mainly included:

•	A $200 million positive cash flow variance due to the gain on sale of a product asset in 2006.

•

A $237 million negative cash flow variance in the deferred income tax expense/(benefit). The 2007 adjustments included the settlement of certain tax matters with the IRS, the tax effect of certain milestone payments and additional Research and Development credit. The 2006 adjustments included the tax effects of certain cash legal settlements.

Net positive changes in operating assets and liabilities in 2007 compared to 2006, of $739 million, mainly included:

•

A $487 million positive cash flow variance from accounts payable and accrued expenses primarily due to a significant pay down of payables in 2006 compared to 2007, higher purchases of raw materials in 2007 and a reduction of accrued rebates and returns in the first quarter of 2006 primarily resulting from lower sales volume.

•

A $278 million negative cash flow variance from receivables primarily due to lower collection in 2007 resulting from lower PRAVACHOL sales as well as lower sales volume for PLAVIX* in December 2006 compared to December 2005.

•

A $247 million positive cash flow variance in litigation primarily due to settlement payments in 2006 for a DPA installment and the Vanlev litigation, partially offset by insurance recoveries for unrelated matters.

•	A $162 million positive cash flow variance in income taxes payable primarily due to the payments of withholding taxes in 2006 as well as lower income taxes paid in 2007 compared to 2006.

•	A $93 million positive cash flow variance in other liabilities mainly due to an upfront cash payment received from an alliance partner in 2007.

Net cash provided by investing activities was $7 million in 2007 compared to net cash used in investing activities of $277 million in 2006. The $284 million positive cash flow variance is primarily attributable to:

•	A $253 million positive cash flow variance mainly from the sale of marketable securities in 2007.

•	A $200 million negative cash flow variance from proceeds for the sale of a product asset in 2006.

•	A $250 million positive cash flow variance from milestone payments in 2006 related to ImClone.

Net cash used in financing activities was $581 million in 2007 compared to $385 million in 2006. The $196 million negative cash flow variance was mainly attributable to:

•	A $137 million negative cash flow variance from lower cash proceeds from the exercise of stock options in 2007 compared to 2006.

During the three months ended March 31, 2007 and 2006, the Company did not purchase any of its common stock.

For each of the three month periods ended March 31, 2007 and 2006, dividends declared per common share were $.28. The Company paid $551 million and $549 million in dividends for the three months ended March 31, 2007 and March 31, 2006, respectively. Dividend decisions are made on a quarterly basis by the Board of Directors (the Board).

Contractual Obligations

For a discussion of the Company’s contractual obligations, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations’ in the Company’s 2006 Form 10-K. In the first quarter of 2007, the Company committed an additional $268 million over the next six to seven years for the extension of two administrative contracts and $154 million for a new six year research and development contract.

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

The Independent Advisor continued to serve as the Monitor under the DPA discussed below through April 12, 2007.

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

The Monitor had defined powers and responsibilities under the DPA, including to oversee the Company’s compliance with all of the terms of the DPA, the Consent and the settlements of the derivative action and the Federal securities class action. The Monitor had the authority to require the Company to take any steps he believes necessary to comply with the terms of the DPA and the Company was required to adopt all recommendations made by the Monitor, unless the Company objected to the recommendation and the USAO agreed that adoption of the recommendation should not be required. In addition, the Monitor reported to the USAO, on at least a quarterly basis, as to the Company’s compliance with the DPA and the implementation and effectiveness of the internal controls, financial reporting, disclosure processes and related compliance functions of the Company. These powers and responsibilities of the Monitor ended on April 12, 2007. The Monitor is expected to file a final report with the USAO on or about May 31, 2007.

On September 12, 2006, the Board announced that the Company’s then current CEO and General Counsel would be leaving their respective positions effective immediately. The announcement took place after the Board received and considered reports from the Company’s outside counsel on issues relating to the PLAVIX* patent litigation with Apotex and a preliminary recommendation from the Monitor to terminate the employment of such individuals. The Monitor’s recommendation followed an investigation initiated by the USAO, conducted by the Monitor and the USAO, into corporate governance issues relating to the Company’s negotiations on a proposed settlement with Apotex. The Company had been advised by the Monitor and the USAO that the investigation did not involve matters that are the subject of the ongoing investigation by the Antitrust Division of the Department of Justice into the PLAVIX* settlement agreement. The investigation included a review of whether there was any violation of Federal securities laws in connection with the proposed settlement with Apotex under the terms of the SEC Consent. As previously disclosed, the Monitor has completed his investigation and submitted his report on the investigation to the USAO. The Monitor’s report did not find any violation of the Consent or the Federal securities laws in connection with the proposed settlement. The Monitor concluded that the Company had violated certain paragraphs of the DPA related to governance matters. The USAO has advised the Company that he believes the matters cited in the Monitor’s report have been fully remediated and, accordingly, that he does not intend to take any action under the DPA with respect to the Monitor’s report. For additional information on the pending PLAVIX* patent litigation and the Antitrust Division investigation, see “Item 1. Financial Statements—Note 16. Legal Proceedings and Contingencies.”

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

On May 10, 2007, the Company and the Antitrust Division of the DOJ reached an agreement in principle to resolve the previously disclosed investigation by the Antitrust Division regarding the proposed settlement with Apotex of the pending PLAVIX* patent litigation. Under the agreement in principle, the Company or a subsidiary of the Company will plead guilty to criminal charges consisting of two violations of Section 1001 of U.S. Code Title 18 (relating to false statements to a government agency) carrying an aggregate statutory maximum fine of $1 million. The charges relate to representations made by a former senior executive of the Company during the renegotiation of the proposed settlement agreement with Apotex in May 2006 that were not disclosed to the FTC. The agreement in principle is contingent on the parties’ agreement to the terms of a final agreement and acceptance of the plea by the court in which it is entered. There can be no assurance that the agreement in principle will be finalized or that the plea will be accepted. If the agreement in principle is not finalized or the plea is not accepted, it is not possible to assess the ultimate resolution of this investigation or its impact on the Company. Although there can be no assurance, the Company does not believe that resolution of this investigation in accordance with the agreement in principle should have a material impact on its ability to participate in federal procurement or health care programs.

The Company has advised the USAO of the terms of the agreement in principle between the Company and the Antitrust Division. The U.S. Attorney for the District of New Jersey has advised the Company, although the guilty plea that is contemplated by the agreement in principle constitutes a violation of the DPA, the Company has cured that breach by terminating the employment of certain former officers of the Company as well as other actions taken to prevent the recurrence of the issues and events that led to this matter. The U.S. Attorney also has advised the Company that, assuming resolution of this investigation in accordance with the agreement in principle, and assuming the Company’s compliance with the DPA between May 10, 2007, and June 15, 2007, it is the USAO’s intention to terminate the DPA on June 15, 2007, and to seek dismissal with prejudice of the deferred charges pursuant to the DPA on a timely basis.

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

The Company maintains IMAs with most of its U.S. pharmaceutical wholesalers that account for nearly 100% of total gross sales of U.S. pharmaceutical products. Under the current terms of the IMAs, the Company’s three largest wholesaler customers provide the Company with weekly information with respect to months on hand product level inventories and the amount of out-movement of products. These three wholesalers currently account for approximately 90% of total gross sales of U.S. pharmaceutical products in the first quarter of 2007, as well as 2006 and 2005. The inventory information received from these wholesalers, together with the Company’s internal information, is used to estimate months on hand product level inventories at these wholesalers. The Company estimates months on hand product inventory levels for its U.S. Pharmaceutical business’s wholesaler customers other than the three largest wholesalers by extrapolating from the months on hand calculated for the three largest wholesalers. The Company considers whether any adjustments are necessary to these extrapolated amounts based on such factors as historical sales of individual products made to such other wholesalers and third-party market research data related to prescription trends and patient demand. In contrast, for the Company’s Pharmaceutical business outside of the U.S., Nutritionals and Other Health Care business units around the world, the Company has significantly more direct customers, limited information on direct customer product level inventory and corresponding out-movement information and the reliability of third-party demand information, where available, varies widely. Accordingly, the Company relies on a variety of methods to estimate months on hand product level inventories for these business units.

The Company discloses for each of its top fifteen (15) pharmaceutical products (based on 2006 net sales) and pharmaceutical products that the Company views as current and future key products sold by the U.S. Pharmaceuticals business the amount of net sales and the estimated number of months on hand in the U.S. wholesaler distribution channel as of the end of the immediately preceding quarter and as of the end of the applicable quarter as well as corresponding information for the prior year in its quarterly and annual reports on Forms 10-Q and 10-K. The Company discloses corresponding information for the top fifteen pharmaceutical products and pharmaceutical products that the Company views as key brands and new products sold within its major non-U.S. countries, as described above. For all other business units, the Company discloses on a quarterly basis the key product level inventories. The information required to estimate months on hand product level inventories in the direct customer distribution for the non-U.S. Pharmaceuticals businesses is not available prior to the filing of the quarterly report on Form 10-Q for an applicable quarter. Accordingly, the Company discloses this information on its website approximately 60 days after the end of the applicable quarter and furnishes it on Form 8-K, and in the Company’s Form 10-Q for the following quarter. In addition to the foregoing quarterly disclosure, the Company will include all the foregoing information for all business units for the immediately preceding quarter and of the applicable quarter as well as corresponding information for the prior year in its Annual Report on Form 10-K. For products not described above, if the inventory at direct customers exceeds approximately one month on hand, the Company will disclose the estimated months on hand for such product(s), except where the impact on the Company is de minimis.

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

Critical Accounting Policies

For a discussion of the Company’s critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2006 Form 10-K.

Outlook

The Company expects the generic clopidogrel bisulfate sold into distribution channels following the Apotex at-risk launch in August 2006 will have a residual impact on PLAVIX* net sales and the Company’s overall financial results into at least the second quarter of 2007; the full amount and duration of the impact will depend on the amount of generic product Apotex sold into the distribution channels and other factors.

For 2007, the Company expects reductions of net sales for products that have lost exclusivity in previous years to moderate to a range between $900 million and $1.0 billion, as compared to $1.4 billion in 2006. While the Company expects generic clopidogrel bisulfate inventory in the market to have a continued residual impact on 2007 PLAVIX* net sales, the Company does expect PLAVIX* net sales and earnings growth in 2007, assuming the absence of renewed or additional generic competition. The Company expects increased prescription demand for PLAVIX* as well as for other key brands and newly launched products. Compared to 2006, the gross margin is expected to improve due to net sales growth of higher margin products, lower margin erosion related to exclusivity losses, and manufacturing efficiencies. Marketing, selling and administrative expense is expected to remain relatively unchanged as the Company continues to focus on high value primary care and specialist physicians and implements various productivity initiatives. The Company expects to continue to increase investments to develop additional new compounds and support the introduction of new products.

The Company and its subsidiaries are the subject of a number of significant pending lawsuits, claims, proceedings and investigations in addition to the pending PLAVIX* litigation, described above. It is not possible at this time reasonably to assess the final outcome of these investigations or litigations. Management continues to believe, as previously disclosed, that the aggregate impact, beyond current reserves, of the pending PLAVIX* patent litigation, these other litigations and investigations and other legal matters affecting the Company is reasonably likely to be material to the Company's results of operations and cash flows, and may be material to its financial condition and liquidity.

As previously disclosed, the composition of matter patent for PLAVIX*, which expires in 2011, is subject to litigation in the U.S. with Apotex, Inc. The trial testimony ended on February 15, 2007 and the parties are awaiting the Court’s decision. If Apotex were to prevail in the trial in the patent litigation, the Company would expect to face renewed generic competition for PLAVIX* promptly thereafter. There are other pending PLAVIX* patent litigations in the U.S. and in other less significant markets for the product. The Company continues to believe that the PLAVIX* patents are valid and infringed, and with Sanofi, is vigorously pursuing these cases.

It is not possible at this time reasonably to assess the ultimate outcome of the patent litigation with Apotex or of the other PLAVIX* patent litigations, or the timing of any renewed generic competition for PLAVIX* from Apotex or additional generic competition for PLAVIX* from other generic pharmaceutical companies. Loss of market exclusivity of PLAVIX* and/or the development of sustained generic competition would be material to the Company’s sales of PLAVIX*, results of operations and cash flows, and could be material to the Company’s financial condition and liquidity. PLAVIX* is the Company’s largest product by net sales, and U.S. net sales for PLAVIX* were $2.7 billion in 2006.

On May 10, 2007, the Company and the Antitrust Division of the DOJ reached an agreement in principle to resolve the previously disclosed investigation by the Antitrust Division regarding the proposed settlement with Apotex of the pending PLAVIX* patent litigation. Under the agreement in principle, the Company or a subsidiary of the Company will plead guilty to criminal charges consisting of two violations of Section 1001 of U.S. Code Title 18 (relating to false statements to a government agency) carrying an aggregate statutory maximum fine of $1 million. The agreement in principle is contingent on the parties’ agreement to the terms of a final agreement and acceptance of the plea by the court in which it is entered. There can be no assurance that the agreement in principle will be finalized or that the plea will be accepted. If the agreement in principle is not finalized or the plea is not accepted, it is not possible to assess the ultimate resolution of this investigation or its impact on the Company. Although there can be no assurance, the Company does not believe that resolution of this investigation in accordance with the agreement in principle should have a material impact on its ability to participate in federal procurement or health care programs. The USAO has advised the Company that, assuming resolution of this investigation in accordance with the agreement in principle, and assuming the Company’s compliance with the DPA between May 10, 2007, and June 15, 2007, it is the USAO’s intention to terminate the DPA on June 15, 2007, and to seek dismissal with prejudice of the deferred charges pursuant to the DPA on a timely basis.

As previously disclosed, the Company has been served with a Civil Investigative Demand by the FTC requesting documents and information related to the proposed settlement. In addition, as previously disclosed, on April 13, 2007, the Company received a subpoena from the New York State Attorney General’s Office — Antitrust Bureau for documents related to the proposed settlement. The Company is cooperating fully with the investigations. It is not possible at this time reasonably to assess the impact of the proposed agreement in principle with the Antitrust Division described above or a final agreement on the investigations, the outcome of the investigations or their impact on the Company.

As previously disclosed, in December 2006, the Company, the DOJ and the Office of the U.S. Attorney for the District of Massachusetts have reached an agreement in principle, subject to approval by the DOJ, to settle several investigations involving the Company’s drug pricing, and sales and marketing activities. The agreement in principle provides for a civil resolution and an expected payment of $499 million, which is fully reserved. There would be no criminal charges against the Company. The agreement in principle also provides for the Company to enter into a corporate integrity agreement with the Office of Inspector General of the U.S. Department of Health and Human Services. The settlement is contingent upon the parties’ agreement to the terms of a final settlement agreement, including on the terms of the corporate integrity agreement, and approval by the DOJ. There can be no assurance that the settlement will be finalized.

For additional discussion of legal matters, including the PLAVIX* patent litigation and related legal matters, the Antitrust Division, FTC and New York State Attorney General’s Office investigations related to the proposed settlement with Apotex and the terms of the DPA and SEC Consent, see “Item 1. Financial Statements — Note 16. Legal Proceedings and Contingencies,” “—PLAVIX*” and “—SEC Consent Order and Deferred Prosecution Agreement” above. For a further discussion of the risks and uncertainties relating to the matters discussed above, see “Item 1A. Risk Factors” in the Company’s 2006 Form 10-K and “Part II. Item 1A. Risk Factors” below.

Special Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q (including documents incorporated by reference) and other written and oral statements the Company makes from time to time contain certain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by the fact they use words such as “should”, “expect”, “anticipate”, “estimate”, “target”, “may”, “project”, “guidance”, “intend”, “plan”,

“believe” and other words and terms of similar meaning and expression in connection with any discussion of future operating or financial performance. One can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Such forward-looking statements are based on current expectations and involve inherent risks and uncertainties, including factors that could delay, divert or change any of them, and could cause actual outcomes to differ materially from current expectations. These statements are likely to relate to, among other things, the Company’s goals, plans and projections regarding its financial position, results of operations, cash flows, market position, product development, product approvals, sales efforts, expenses, performance or results of current and anticipated products and the outcome of contingencies such as legal proceedings, and financial results, which are based on current expectations that involve inherent risks and uncertainties, including internal or external factors that could delay, divert or change any of them in the next several years. The Company has included important factors in the cautionary statements included in its 2006 Annual Report on Form 10-K and in this quarterly report, particularly under “Item 1A. Risk Factors”, that the Company believes could cause actual results to differ materially from any forward-looking statement.

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

For a discussion of the Company’s market risk, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in the Company’s 2006 Form 10-K.

In the three months ended March 31, 2007, the Company purchased $32 million notional amount of put options and sold $16 million notional amount of forward contracts (in several currencies) to partially hedge the exchange impact primarily related to forecasted intercompany inventory purchases for up to the next 19 months. In addition, the Company purchased $107 million notional amount of put options and sold $55 million notional amount of forward contracts (in several currencies) to partially hedge other forecasted currency exposures. Furthermore, the Company sold $18 million notional amount of forward contracts to hedge the exchange impact related to certain Euro denominated third party receivables.

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

There have been no material changes in our risk factors from those disclosed in our 2006 Annual Report on Form 10-K except for the following.

There are legal matters in which adverse outcomes could negatively affect the Company’s business.

On May 10, 2007, the Company and the Antitrust Division of the U.S. Department of Justice reached an agreement in principle to resolve the previously disclosed investigation by the Antitrust Division regarding the proposed settlement with Apotex of the pending PLAVIX* patent litigation. Under the agreement in principle, the Company or a subsidiary of the Company will plead guilty to criminal charges consisting of two violations of Section 1001 of U.S. Code Title 18 (relating to false statements to a government agency) carrying an aggregate statutory maximum fine of $1 million. The agreement in principle is contingent on the parties’ agreement to the terms of a final agreement and acceptance of the plea by the court in which it is entered. There can be no assurance that the agreement in principle will be finalized or that the plea will be accepted. If the agreement in principle is not finalized or the plea is not accepted, it is not possible to assess the ultimate resolution of this investigation or its impact on the Company. Although there can be no assurance, the Company does not believe that resolution of this investigation in accordance with the agreement in principle should have a material impact on its ability to participate in federal procurement or health care programs. The U.S. Attorney’s Office for the District of New Jersey (USAO) has advised the Company that, assuming resolution of this investigation in accordance with the agreement in principle, and assuming the Company’s compliance with the DPA between May 10, 2007, and June 15, 2007, it is the USAO’s intention to terminate the Deferred Prosecution Agreement (DPA) on June 15, 2007, and to seek dismissal with prejudice of the deferred charges pursuant to the DPA on a timely basis.

As previously disclosed, the Company has been served with a Civil Investigative Demand by the Federal Trade Commission (FTC) requesting documents and information related to the proposed settlement. In addition, as previously disclosed, on April 13, 2007, the Company received a subpoena from the New York State Attorney General’s Office — Antitrust Bureau for documents related to the proposed settlement. The Company is cooperating fully with the investigations. It is not possible at this time reasonably to assess the impact of the proposed agreement in principle with the Antitrust Division described above or a final agreement on the investigations, the outcome of the investigations or their impact on the Company.

The Company has continuing obligations under the DPA and Securities and Exchange Commission (SEC) Consent Order relating to wholesaler inventory and various accounting matters, pursuant to which the Company agreed to implement certain remedial measures, including all recommendations made by the Independent Monitor under with the DPA, undertake corporate reforms, and include additional disclosure in its periodic reports filed with the SEC and Annual Report to shareholders.

The Company is currently involved in various lawsuits, claims, proceedings and government investigations, any of which can preclude or delay commercialization of products or adversely affect operations, profitability, liquidity or financial condition, including (i) intellectual property disputes; (ii) sales and marketing practices in the U.S. and internationally; (iii) adverse decisions in litigation, including product liability and commercial cases; (iv) recalls or withdrawals of pharmaceutical products or forced closings of manufacturing plants; (v) the failure to fulfill obligations under supply contracts with the government and other customers which may result in liability; (vi) product pricing and promotion matters; (vii) lawsuits and claims asserting violations of securities, antitrust, federal and state pricing and other laws; (viii) environmental, health and safety matters; and (ix) tax liabilities. There can be no assurance that there will not be an increase in scope of these matters of there will not be additional lawsuits, claims, proceedings or investigations in the future; nor is there any assurance that these matters will not have a material adverse impact on the Company.

Additional information about legal matters, including the pending PLAVIX* patent litigation and related legal matters is included in “Item 1. Financial Statements — Note 16. Legal Proceedings and Contingencies,” “Item 2. Management’s Discussion and Analysis — Executive Summary — Plavix*,” “— SEC Consent Order and Deterred Prosecution Agreement,” and “— Outlook.”

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the surrenders of the Company’s equity securities in connection with stock option and restricted stock programs during the three-month period ended March 31, 2007:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(b)
Dollars in Millions Except Per Share Data
January 1 to 31, 2007	11,191	$26.10	—	$2,220
February 1 to 28, 2007	8,819	$28.13	—	$2,220
March 1 to 31, 2007	290,683	$26.91	—	$2,220

Three months ended March 31, 2007	310,693		—

(a)	Reflects the following transactions during the three months ended March 31, 2007 for the surrender to the Company of 310,693 shares of Common Stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.
(b)	In June 2001, the Company announced that the Board of Directors authorized the purchase of up to $14 billion of Company common stock. During the three months ended March 31, 2007, no shares were repurchased pursuant to this program and no purchases of any shares under this program are expected in 2007.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders was held on May 1, 2007 for the purpose of:

A. the election of nine directors;

B. ratification of the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm;

C. approval of the Company’s 2007 Stock Award and Incentive Plan;

D. approval of the Company’s 2007 Senior Executive Performance Incentive Plan;

E. voting on a stockholder proposal on executive compensation disclosure;

F. voting on a stockholder proposal on recoupment; and

G. voting on a stockholder proposal on cumulative voting.

The following persons were elected to serve as directors and received the number of votes set opposite their respective names.

	For	Against	Abstain
Lewis B. Campbell	1,554,732,273	153,644,868	15,988,663
James M. Cornelius	1,678,752,780	30,088,072	15,524,952
Louis J. Freeh	1,554,564,174	154,514,355	15,287,274
Laurie H. Glimcher, M.D.	1,554,676,222	153,488,305	16,201,276
Michael Grobstein	1,686,346,337	21,595,649	16,423,817
Leif Johansson	1,622,306,986	86,242,155	15,816,663
James D. Robinson III	1,609,283,062	99,122,212	15,960,530
Vicki L. Sato, Ph.D.	1,685,125,546	23,739,584	15,500,674
R. Sanders Williams, M.D.	1,687,951,609	20,607,670	15,806,525

The appointment of Deloitte & Touche LLP was ratified with a vote of 1,687,947,960 shares in favor of the appointment, with 22,253,485 shares voting against, 14,162,359 shares abstaining and zero broker non-votes.

The 2007 Stock Award and Incentive Plan was approved by a vote of 1,227,991,917 shares in favor, with 155,822,850 shares voting against, 18,406,018 shares abstaining and 322,145,019 broker non-votes.

The 2007 Senior Executive Performance Incentive Plan was approved by a vote of 1,459,094,585 shares in favor, with 245,415,764 shares voting against, 19,826,414 shares abstaining and zero broker non-votes.

The stockholder-proposed resolution on executive compensation disclosure received a vote of 120,857,362 shares in favor, with 1,264,157,876 shares voting against, 17,220,441 shares abstaining and 322,130,125 broker non-votes.

The stockholder-proposed resolution on recoupment received a vote of 129,086,728 shares in favor, with 1,237,197,982 shares voting against, 35,939,929 shares abstaining and 322,141,165 broker non-votes.

The stockholder-proposed resolution on cumulative voting received a vote of 657,839,040 shares in favor, with 724,085,867 shares voting against, 20,313,767 shares abstaining and 322,127,130 broker non-votes.

Item 6.	EXHIBITS

Exhibits (listed by number corresponding to the Exhibit Table of Item 601 in Regulation S-K).

Exhibit Number and Description		Page
10s.	Form of Non-Qualified Stock Option Agreement (filed herewith).	E-10-1

10v.	Form of Restricted Stock Units Agreement (filed herewith).	E-10-2

10hh.	Senior Executive Severance Plan, as amended effective April 26, 2007 (incorporated herein by reference to Exhibit 10.2 to the Form 8-K dated April 24, 2007 and filed on April 27, 2007).	—

10jj.	Bristol-Myers Squibb Company 2007 Stock Award and Incentive Plan, effective as of May 1, 2007 (incorporated herein by reference to Annex B to the 2007 Proxy Statement dated March 22, 2007).	—

10kk.	Bristol-Myers Squibb Company 2007 Senior Executive Performance Incentive Plan, effective as of May 1, 2007 (incorporated herein by reference to Annex C to the 2007 Proxy Statement dated March 22, 2007).	—

10ll.	Letter Agreement dated April 26, 2007 between James M. Cornelius and Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 10.1 to the Form 8-K dated April 24, 2007 and filed on April 27, 2007).	—

31a.	Section 302 Certification Letter.	E-31-1

31b.	Section 302 Certification Letter.	E-31-2

32a.	Section 906 Certification Letter.	E-32-1

32b.	Section 906 Certification Letter.	E-32-2

*	Indicates, in this Form 10-K, brand names of products, which are registered trademarks not owned by the Company or its subsidiaries. ERBITUX is a trademark of ImClone Systems Incorporated; AVAPRO/AVALIDE (known in the EU as APROVEL/KARVEA), PLAVIX is a trademark of Sanofi-Aventis.; GLUCOPHAGE is a trademark of Merck Sante S.A.S., an associate of Merck KGaA of Darmstadt, Germany; ABILIFY is a trademark of Otsuka Pharmaceutical Co., Ltd.; TRUVADA is a trademark of Gilead Sciences, Inc.; GLEEVEC is a trademark of Novartis AG; ATRIPLA is a trademark of Bristol-Myers Squibb and Gilead Sciences, LLC; DOVONEX is a trademark of Leo Pharma A/S; ESTRACE is a trademark of Galen (Chemicals) Ltd.; DELESTROGEN is a trademark of Jones Pharma Inc.; OVCON is a trademark of Warner Chilcott Company, Inc.; NORVIR is a trademark of Abbott Laboratories; TRIZIVIR is a trademark of Glaxo Group Ltd.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRISTOL-MYERS SQUIBB COMPANY (REGISTRANT)

Date: May 10, 2007	By:	/s/ James M. Cornelius
James M. Cornelius Chief Executive Officer

Date: May 10, 2007	By:	/s/ Andrew R. J. Bonfield
Andrew R. J. Bonfield Chief Financial Officer