Form 10-Q
period 2007-06-30
BRISTOL MYERS SQUIBB CO
filed 2007-08-01
CIK 14272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number: 1-1136

BRISTOL-MYERS SQUIBB COMPANY

(Exact name of registrant as specified in its charter)

Delaware	22-0790350
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

At June 30, 2007, there were 1,977,908,780 shares outstanding of the Registrant’s $.10 par value Common Stock.

BRISTOL-MYERS SQUIBB COMPANY

INDEX TO FORM 10-Q

JUNE 30, 2007

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED STATEMENTS OF EARNINGS

Dollars and Shares in Millions, Except Per Share Data

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
EARNINGS

Net Sales	$4,928	$4,871	$9,404	$9,547

Cost of products sold	1,549	1,568	2,941	3,044
Marketing, selling and administrative	1,209	1,181	2,367	2,419
Advertising and product promotion	368	352	637	647
Research and development	778	740	1,585	1,490
Provision for restructuring, net	7	3	44	4
Litigation expense/(income), net	14	(14)	14	(35)
Gain on sale of product assets	(26)	—	(26)	(200)
Equity in net income of affiliates	(128)	(125)	(254)	(218)
Other expense, net	—	56	22	93

Total expenses	3,771	3,761	7,330	7,244

Earnings Before Minority Interest and Income Taxes	1,157	1,110	2,074	2,303
Provision for income taxes	257	256	343	584
Minority interest, net of taxes	194	187	335	338

Net Earnings	$706	$667	$1,396	$1,381

Earnings per Common Share
Basic	$.36	$.34	$.71	$.71
Diluted	$.36	$.34	$.71	$.70

Average Common Shares Outstanding
Basic	1,968	1,960	1,965	1,959
Diluted	2,006	1,994	2,002	1,992

Dividends declared per common share	$.28	$.28	$.56	$.56

The accompanying notes are an integral part of these financial statements.

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME AND RETAINED EARNINGS

Dollars in Millions

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
COMPREHENSIVE INCOME

Net Earnings	$706	$667	$1,396	$1,381
Other Comprehensive Income/(Loss):
Foreign currency translation	15	49	34	69
Deferred losses on derivatives qualifying as hedges, net of tax benefit of $1 and $19 for the three months ended June 30, 2007 and 2006, respectively; and net of tax benefit of $1 and $30 for the six months ended June 30, 2007 and 2006, respectively	(1)	(48)	(1)	(80)
Deferred gains on pension and other postretirement benefits, net of tax liability of $12 and $15 for the three and six months ended June 30, 2007, respectively	23	—	58	—
Deferred gains on available for sale securities, net of tax liability of $2 for the three months ended June 30, 2007; and net of tax liability of $1 for the six months ended June 30, 2006	3	—	—	2

Total Other Comprehensive Income/(Loss)	40	1	91	(9)

Comprehensive Income	$746	$668	$1,487	$1,372

RETAINED EARNINGS

Retained Earnings, January 1			$19,845	$20,464
Cumulative effect of adoption of FIN No. 48			27	—
Net Earnings			1,396	1,381
Cash dividends declared			(1,107)	(1,102)

Retained Earnings, June 30			$20,161	$20,743

The accompanying notes are an integral part of these financial statements.

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED BALANCE SHEETS

Dollars in Millions, Except Share and Per Share Data

(UNAUDITED)

	June 30, 2007	December 31, 2006
ASSETS

Current Assets:
Cash and cash equivalents	$2,379	$2,018
Marketable securities	2,267	1,995
Receivables, net of allowances of $167 in 2007 and $150 in 2006	3,632	3,247
Inventories, net	2,224	2,079
Deferred income taxes, net of valuation allowances	670	649
Prepaid expenses	372	314

Total Current Assets	11,544	10,302

Property, plant and equipment, net	5,768	5,673
Goodwill	4,831	4,829
Other intangible assets, net	1,707	1,852
Deferred income taxes, net of valuation allowances	2,946	2,577
Other assets	379	342

Total Assets	$27,175	$25,575

LIABILITIES

Current Liabilities:
Short-term borrowings	$256	$187
Accounts payable	1,406	1,239
Accrued expenses	2,631	2,332
Accrued rebates and returns	818	823
Deferred income	443	411
U.S. and foreign income taxes payable	57	444
Dividends payable	556	552
Accrued litigation liabilities	522	508

Total Current Liabilities	6,689	6,496

Pension and other postretirement liabilities	959	942
Deferred income	707	354
U.S. and foreign income taxes payable	507	—
Other liabilities	573	544
Long-term debt	6,978	7,248

Total Liabilities	16,413	15,584

Commitments and contingencies (Note 16)

STOCKHOLDERS’ EQUITY

Preferred stock, $2 convertible series: Authorized 10 million shares; issued and outstanding 5,982 in 2007 and 6,001 in 2006, liquidation value of $50 per share	—	—
Common stock, par value of $.10 per share: Authorized 4.5 billion shares; 2.2 billion issued both in 2007 and 2006	220	220
Capital in excess of par value of stock	2,561	2,498
Accumulated other comprehensive loss	(1,554)	(1,645)
Retained earnings	20,161	19,845

	21,388	20,918
Less cost of treasury stock — 227 million common shares in 2007 and 238 million in 2006	(10,626)	(10,927)

Total Stockholders’ Equity	10,762	9,991

Total Liabilities and Stockholders’ Equity	$27,175	$25,575

The accompanying notes are an integral part of these financial statements.

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollars in Millions

(UNAUDITED)

	Six Months Ended June 30,
	2007	2006
Cash Flows From Operating Activities:
Net earnings	$1,396	$1,381
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	249	283
Amortization	176	180
Deferred income tax (benefits)/expense	(207)	322
Litigation settlement expense/(income), net of recoveries	14	(35)
Stock-based compensation expense	67	71
Provision for restructuring	44	4
Gain on sale of product assets and businesses	(26)	(207)
Impairment charges and asset write-offs	—	32
Loss on disposal of property, plant and equipment	9	7
Under distribution of earnings from affiliates	(60)	(63)
Unfunded pension expense	103	111
Changes in operating assets and liabilities:
Receivables	(353)	98
Inventories	(143)	(101)
Prepaid expenses and other assets	(53)	(37)
Litigation settlement payments, net of insurance recoveries	—	(305)
Accounts payable and accrued expenses	309	(422)
Product liability	(21)	(25)
U.S. and foreign income taxes payable	(25)	(322)
Deferred income and other liabilities	347	(44)

Net Cash Provided by Operating Activities	1,826	928

Cash Flows From Investing Activities:
Purchases of and proceeds from marketable securities, net	(269)	(6)
Additions to property, plant and equipment and capitalized software	(408)	(362)
Proceeds from disposal of property, plant and equipment	23	5
Proceeds from sale of product assets and businesses	26	226
Milestone payments	—	(280)
Purchase of other investments	(2)	(5)

Net Cash Used in Investing Activities	(630)	(422)

Cash Flows From Financing Activities:
Short-term repayments	(37)	(42)
Long-term debt borrowings	—	4
Issuances of common stock under stock plans and excess tax benefits from share-based payment arrangements	295	164
Dividends paid	(1,103)	(1,098)

Net Cash Used in Financing Activities	(845)	(972)

Effect of Exchange Rates on Cash and Cash Equivalents	10	18

Increase/(Decrease) in Cash and Cash Equivalents	361	(448)
Cash and Cash Equivalents at Beginning of Period	2,018	3,050

Cash and Cash Equivalents at End of Period	$2,379	$2,602

The accompanying notes are an integral part of these financial statements.

Note 1. Basis of Presentation and New Accounting Standards

Bristol-Myers Squibb Company (the Company) prepared these unaudited consolidated financial statements following the requirements of the Securities and Exchange Commission (SEC) and United States (U.S.) generally accepted accounting principles (GAAP) for interim reporting. Under those rules, certain footnotes and other financial information that are normally required by GAAP for annual financial statements can be condensed or omitted. The Company is responsible for the consolidated financial statements included in this Form 10-Q. These consolidated financial statements include all normal and recurring adjustments necessary for a fair presentation of the Company’s financial position at June 30, 2007 and December 31, 2006, the results of its operations for the three and six months ended June 30, 2007 and 2006 and the cash flows for the six months ended June 30, 2007 and 2006. These unaudited consolidated financial statements and the related notes should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (2006 Form 10-K).

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

The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant assumptions are employed in estimates used in determining values of intangible assets, restructuring charges and accruals, sales rebate and return accruals, legal contingencies, tax assets and tax liabilities, stock-based compensation, retirement and postretirement benefits (including the actuarial assumptions), as well as in estimates used in applying the revenue recognition policy. Actual results may differ from the estimated results.

In June 2007, the Emerging Issues Task Force reached a consensus on Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities. Nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2007, and earlier application is not permitted. This consensus is to be applied prospectively for new contracts entered into on or after the effective date. The Company is evaluating the potential impact of this consensus and does not expect it to have a material effect on its consolidated financial statements.

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 which, in the case of the Company, is effective as of January 1, 2007. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. FIN No. 48 requires that all tax positions be evaluated using a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Differences between tax positions taken in a tax return and amounts recognized in the financial statements are recorded as adjustments to income taxes payable or receivable, or adjustments to deferred taxes, or both. FIN No. 48 also requires expanded disclosure at the end of each annual reporting period including a tabular reconciliation of unrecognized tax benefits. The Company adopted FIN No. 48 on January 1, 2007. As a result of the adoption of this accounting pronouncement, the Company recognized $27 million of previously unrecognized tax benefits, which was accounted for as an increase to the opening balance of retained earnings.

In May 2007, the FASB issued FASB Staff Position (FSP) FIN 48-1 Definition of Settlement in FASB Interpretation No. 48, which is effective retroactively to January 1, 2007. FSP FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The adoption of FSP FIN 48-1 did not have any effect on the Company’s consolidated financial statements.

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

The Company acts as the operating partner for the territory covering the Americas and Australia and owns a 50.1% majority controlling interest in this territory. Sanofi’s ownership interest in this territory is 49.9%. As such, the Company consolidates all country partnership results for this territory and records Sanofi’s share of the results as a minority interest, net of taxes, which was $189 million and $184 million for the three months ended June 30, 2007 and 2006, respectively, and $326 million and $332 million for the six months ended June 30, 2007 and 2006, respectively. The Company recorded sales in this territory and in comarketing countries outside this territory (Germany, Italy, Spain and Greece) of $1,486 million and $1,425 million for the three months ended June 30, 2007 and 2006, respectively, and $2,694 million and $2,644 million for the six months ended June 30, 2007 and 2006, respectively.

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

Sanofi acts as the operating partner for the territory covering Europe and Asia and owns a 50.1% majority controlling interest in this territory. The Company’s ownership interest in this territory is 49.9%. The Company accounts for the investment in partnership entities in this territory under the equity method and records its share of the results in equity in net income of affiliates in the consolidated statement of earnings. The Company’s share of net income from these partnership entities before taxes was $126 million and $102 million for the three months ended June 30, 2007 and 2006, respectively, and $249 million and $197 million for the six months ended June 30, 2007 and 2006, respectively.

The Company routinely receives distributions of profits and provides funding for the ongoing operations of the partnerships in the territory covering Europe and Asia. These transactions are recorded as operating activities within the Company’s consolidated statement of cash flows.

In 2001, the Company and Sanofi formed an alliance for the copromotion of irbesartan, as part of which the Company contributed the irbesartan distribution rights in the U.S. and Sanofi paid the Company a total of $350 million in the two years ended December 31, 2002. The Company accounted for this transaction as a sale of an interest in a license, the $350 million was deferred and is being recognized in other income over the expected useful life of the license, which is approximately 11 years from the formation of the irbesartan copromotion alliance. The Company recognized other income of $8 million in each of the three months ended June 30, 2007 and 2006 and $16 million in each of the six month periods ended June 30, 2007 and 2006. The unrecognized portion of the deferred income was $170 million as of June 30, 2007 and $186 million as of December 31, 2006.

The following is the summarized financial information for the Company’s equity investments in the partnership with Sanofi for the territory covering Europe and Asia:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2007	2006	2007	2006
Net sales	$752	$671	$1,485	$1,356
Gross profit	582	526	1,147	1,055
Net income	252	210	507	442

Note 2. Alliances and Investments (Continued)

Otsuka

The Company has a worldwide commercialization agreement with Otsuka Pharmaceutical Co., Ltd. (Otsuka), to codevelop and copromote ABILIFY* (aripiprazole) for the treatment of schizophrenia and related psychiatric disorders, except in Japan, China, Taiwan, North Korea, South Korea, the Philippines, Thailand, Indonesia, Pakistan and Egypt. The product is currently copromoted with Otsuka in the U.S., United Kingdom (UK), Germany, France and Spain. In the U.S., Germany and Spain, where the product is sold by an Otsuka affiliate as distributor, the Company records alliance revenue for its 65% contractual share of Otsuka’s net sales and records all expenses related to the product. The Company recognizes this alliance revenue when ABILIFY* is shipped and all risks and rewards of ownership have transferred to Otsuka's customers. In the UK, France and Italy, where the Company is presently the exclusive distributor for the product, the Company records 100% of the net sales and related cost of products sold and expenses. The Company also has an exclusive right to sell ABILIFY* in other countries in Europe, the Americas and a number of countries in Asia. In these countries the Company records 100% of the net sales and related cost of products sold.

Under the terms of the agreement, the Company purchases the product from Otsuka and performs finish manufacturing for sale by the Company to its customers. The agreement expires in November 2012 in the U.S. and Puerto Rico. For the entire European Union the agreement expires in June 2014. In each other country where the Company has the exclusive right to sell ABILIFY*, the agreement expires on the later of the tenth anniversary of the first commercial sale in such country or expiration of the applicable patent in such country.

The Company recorded total revenue for ABILIFY* of $412 million and $324 million for the three months ended June 30, 2007 and 2006, respectively, and $778 million and $607 million for the six months ended June 30, 2007 and 2006, respectively. Total milestone payments made to Otsuka under the agreement were $217 million, of which $157 million was expensed as acquired in-process research and development in 1999. The remaining $60 million was capitalized in other intangible assets and is being amortized in cost of products sold over the remaining life of the agreement in the U.S., ranging from 8 to 11 years. The Company amortized in cost of products sold $2 million in each of the three months ended June 30, 2007 and 2006 and $4 million and $3 million for the six months ended June 30, 2007 and 2006, respectively. The unamortized capitalized payment balance was $31 million as of June 30, 2007 and $35 million as of December 31, 2006.

ImClone

The Company has a commercialization agreement with ImClone Systems Incorporated (ImClone), a biopharmaceutical company focused on developing targeted cancer treatments, for the codevelopment and copromotion of ERBITUX* in the U.S. The agreement expires in September 2018. ERBITUX* was approved by the U.S. Food and Drug Administration (FDA) for use in the treatment of metastatic colorectal cancer in 2004 and for use in the treatment of squamous cell carcinoma of the head and neck in March 2006. The Company paid $250 million as a milestone payment to ImClone for each of the FDA approvals in 2004 and 2006. Under the agreement, ImClone receives a distribution fee based on a flat rate of 39% of net sales in North America. In addition, the Company and ImClone will share distribution rights to ERBITUX* with Merck KGaA in Japan. ERBITUX* is not yet marketed in Japan, although an application has been submitted with the Japanese Pharmaceuticals and Medical Devices Agency for the use of ERBITUX* in treating patients with advanced colorectal cancer.

The Company accounts for the $500 million approval milestones paid in 2004 and 2006 as license acquisitions, which were capitalized in other intangible assets and are being amortized in cost of products sold over the remaining term of the agreement which ends in 2018. The Company amortized into cost of products sold $9 million and $10 million for the three months ended June 30, 2007 and 2006, respectively, and $19 million and $16 million for the six months ended June 30, 2007 and 2006, respectively. The unamortized portion of the approval payments was $416 million at June 30, 2007 and $435 million at December 31, 2006.

The Company accounts for its investment in ImClone under the equity method and records its share of the results in equity in net income of affiliates in the consolidated statement of earnings. The Company’s recorded investment and the market value of its holdings in ImClone common stock was $119 million and approximately $509 million as of June 30, 2007, respectively, and $109 million and approximately $385 million as of December 31, 2006, respectively. The Company holds 14.4 million shares of ImClone stock, representing approximately 17% of ImClone’s shares outstanding at both June 30, 2007 and December 31, 2006. On a per share basis, the carrying value of the ImClone investment and the closing market price of the ImClone shares as of June 30, 2007 were $8.26 and $35.36, respectively, compared to $7.59 and $26.76, respectively, as of December 31, 2006.

The Company determines its equity share in ImClone’s net income or loss by eliminating from ImClone’s results the milestone revenue ImClone recognizes for the $400 million in pre-approval milestone payments made by the Company from 2001 through 2003. The Company recorded $80 million of the pre-approval milestone payments as an equity investment and expensed the remaining $320 million as acquired in-process research and development during that period. Milestone revenue recognized by ImClone in excess of $400 million is not eliminated by the Company in determining its equity share in ImClone's results. For its share of ImClone’s results

Note 2. Alliances and Investments (Continued)

of operations, the Company recorded net income of $4 million and $24 million for the three months ended June 30, 2007 and 2006, respectively, and $9 million and $25 million for the six months ended June 30, 2007 and 2006, respectively. The Company recorded net sales for ERBITUX* of $162 million and $172 million for the three months ended June 30, 2007 and 2006, respectively, and $322 million and $310 million for the six months ended June 30, 2007 and 2006, respectively.

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

Gilead records 100% of ATRIPLA* revenues and consolidates the results of the joint venture in its operating results. The Company records revenue for the bulk efavirenz component of ATRIPLA* upon sales of that product, by the joint venture with Gilead, to third party customers. The Company's revenue for the efavirenz component is determined by applying a percentage to ATRIPLA* revenue, which approximates revenue for the SUSTIVA brand. The Company recorded efavirenz revenues of $79 million and $149 million for the three and six months ended June 30, 2007, respectively, related to ATRIPLA* sales. The Company accounts for its participation in the joint venture under the equity method of accounting and records its share of the joint venture results in equity in net income of affiliates in the consolidated statement of earnings. The Company recorded an equity loss on the joint venture with Gilead of $3 million and $1 million for the three months ended June 30, 2007 and 2006, respectively, and $5 million and $2 million for the six months ended June 30, 2007 and 2006, respectively.

AstraZeneca

In January 2007, the Company entered into two worldwide (except for Japan) codevelopment and cocommercialization agreements with AstraZeneca PLC (AstraZeneca), one for the codevelopment and cocommercialization of saxagliptin, a DPP-IV inhibitor in Phase III clinical trials (Saxagliptin Agreement), and one for the codevelopment and cocommercialization of dapagliflozin, a SGLT2 inhibitor in Phase IIB clinical trials (SGLT2 Agreement). Both compounds are being studied for the treatment of diabetes and were discovered by the Company. Under the terms of the agreements, the Company received from AstraZeneca an upfront payment of $100 million in January 2007, which was deferred and is being recognized over the life of the agreements into other income. The Company amortized into other income $2 million and $4 million for the three and six months ended June 30, 2007, respectively. The unamortized portion of the upfront payments was $96 million as of June 30, 2007. Milestone payments are expected to be received by the Company upon the successful achievement of various development and regulatory events as well as sales related milestones. Under the Saxagliptin Agreement, the Company could receive up to $300 million if all development and regulatory milestones are met and up to an additional $300 million if all sales-based milestones are met. Under the SGLT2 Agreement, the Company could receive up to $350 million if all development and regulatory milestones are met and up to an additional $300 million if all sales-based milestones are met. Under each agreement, the Company and AstraZeneca also share in development and commercialization costs. The majority of development costs under the initial development plans through 2009 will be paid by AstraZeneca and any additional development costs will generally be shared equally. The Company records in Research and Development expenses saxagliptin and dapagliflozin development costs net of its alliance partner’s share. Under each agreement, the two companies will jointly develop the clinical and marketing strategy and share commercialization expenses and profits/losses equally on a global basis, excluding Japan, and the Company will manufacture both products and, with certain limited exceptions, record net sales.

Pfizer

In April 2007, the Company and Pfizer Inc. (Pfizer) entered into a worldwide codevelopment and cocommercialization agreement for apixaban, an anticoagulant discovered by the Company being studied for the prevention and treatment of a broad range of venous and arterial thrombotic conditions. In accordance with the terms of the agreement, Pfizer made an upfront payment of $250 million to the Company in May 2007, which was deferred and is being recognized over the life of the agreement into other income. The Company amortized into other income $3 million for the three and six months ended June 30, 2007. The unamortized portion of the upfront payment was $247 million as of June 30, 2007. Pfizer will fund 60% of all development costs effective January 1, 2007 going forward, and the Company will fund 40%. The Company records in Research and Development expenses apixaban development costs net of its alliances partner’s share. The Company may also receive additional payments of up to $750 million from Pfizer based on development and regulatory milestones. The companies will jointly develop the clinical and marketing strategy of apixaban, and will share commercialization expenses and profits/losses equally on a global basis.

Note 3. Restructuring

2007 Activities

In the second quarter of 2007, the Company recorded pre-tax charges of $9 million, related to the termination benefits for workforce reductions and streamlining of worldwide operations of approximately 100 selling and operating personnel, primarily in Europe. These charges were decreased by a $2 million adjustment reflecting net changes in estimates for restructuring actions taken in prior periods.

The following table presents a detail of the charges by segment and type for the three months ended June 30, 2007. The Company expects to substantially complete these activities by mid-2008.

	Termination Benefits	Other Exit Costs	Total
Dollars in Millions
Pharmaceuticals	$5	$—	$5
Nutritionals	1	—	1
Other Health Care	3	—	3

Subtotal	9	—	9
Changes in estimates	(2)	—	(2)

Provision for restructuring, net	$7	$—	$7

In the six months ended June 30, 2007, the Company recorded a pre-tax charge of $44 million related to the termination benefits and other related costs for workforce reductions and streamlining of worldwide operations of approximately 450 selling and administrative personnel primarily in the U.S., Latin America and Europe.

The following table presents a detail of the charges by segment and type for the six months ended June 30, 2007. The Company expects to substantially complete these activities by mid-2008.

	Termination Benefits	Other Exit Costs	Total
Dollars in Millions
Pharmaceuticals	$30	$—	$30
Nutritionals	1	—	1
Other Health Care	12	1	13

Provision for restructuring, net	$43	$1	$44

2006 Activities

In the second quarter of 2006, the Company recorded pre-tax charges of $4 million, related to the termination benefits for workforce reductions and streamlining of worldwide operations of approximately 140 selling and operating personnel, primarily in Latin America and Canada. These charges were decreased by a $1 million adjustment reflecting net changes in estimates for restructuring actions taken in prior periods.

The following table presents a detail of the charges by segment and type for the three months ended June 30, 2006. The Company substantially completed these activities by late 2006.

	Termination Benefits	Other Exit Costs	Total
Dollars in Millions
Pharmaceuticals	$4	$—	$4
Changes in estimates	(1)	—	(1)

Provision for restructuring, net	$3	$—	$3

In the six months ended June 30, 2006, the Company recorded a pre-tax charge of $14 million related to the termination benefits for workforce reductions and streamlining of worldwide operations of approximately 280 selling and administrative personnel primarily in the Americas. These charges were decreased by a $10 million adjustment reflecting changes in estimates for restructuring actions taken in prior periods.

Note 3. Restructuring (Continued)

The following table presents a detail of the charges by segment and type for the six months ended June 30, 2006. The Company substantially completed these activities by late 2006.

	Termination Benefits	Other Exit Costs	Total
Dollars in Millions
Pharmaceuticals	$14	$—	$14
Changes in estimates	(10)	—	(10)

Provision for restructuring, net	$4	$—	$4

Restructuring charges and spending against liabilities associated with prior and current actions are as follows:

	Employee Termination Liability	Other Exit Cost Liability	Total
Dollars in Millions
Balance at January 1, 2006	$60	$—	$60
Charges	71	2	73
Spending	(44)	—	(44)
Changes in estimates	(13)	(1)	(14)

Balance at December 31, 2006	74	1	75
Charges	43	1	44
Spending	(33)	(1)	(34)

Balance at June 30, 2007	$84	$1	$85

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

In June 2007, the Company signed an agreement for the sale of the BUFFERIN* and EXCEDRIN* brands in Japan, Asia (excluding China and Taiwan) and certain Oceanic countries to Lion Corporation (Japan). This transaction was completed in July 2007 and, in accordance with the agreement, the Company received cash proceeds of $247 million, substantially all of which will be recognized as a pre-tax gain in the third quarter of 2007.

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

	Three Months Ended June 30,		Six Months Ended June 30,
Amounts in Millions, Except Per Share Data	2007	2006	2007	2006
Basic:
Net Earnings	$706	$667	$1,396	$1,381

Basic Earnings Per Share:
Average Common Shares Outstanding	1,968	1,960	1,965	1,959

Net Earnings per Common Share	$.36	$.34	$.71	$.71

Diluted:
Net Earnings	$706	$667	$1,396	$1,381
Interest expense on conversion of convertible debt, net of taxes	9	8	18	16

Net Earnings available to Common Stockholders	$715	$675	$1,414	$1,397

Diluted Earnings Per Share:
Average Common Shares Outstanding	1,968	1,960	1,965	1,959
Conversion of convertible debt	29	29	29	29
Incremental shares outstanding assuming the exercise/vesting of dilutive stock options/restricted stock	9	5	8	4

	2,006	1,994	2,002	1,992

Net Earnings per Common Share	$.36	$.34	$.71	$.70

Weighted-average shares issuable upon the exercise of stock options, which were not included in the diluted earnings per share calculation because they were not dilutive, were 85 million and 147 million for the three month periods ended June 30, 2007 and 2006, respectively, and 80 million and 136 million for the six month periods ended June 30, 2007 and 2006, respectively.

Note 6. Other Expense, Net

The components of other expense, net are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Dollars in Millions
Interest expense	$107	$124	$216	$240
Interest income	(62)	(65)	(115)	(127)
Foreign exchange transaction (gains)/losses	(5)	23	3	11
Other, net	(40)	(26)	(82)	(31)

Other expense, net	$—	$56	$22	$93

Interest expense was increased by net interest swap losses of $3 million and $4 million for the three and six months ended June 30, 2007, respectively, and $5 million and $6 million for the three and six months ended June 30, 2006, respectively. Interest income relates primarily to cash, cash equivalents and investments in marketable securities. Other, net includes income from third-party contract manufacturing, certain royalty income and expense, gains and losses on disposal of property, plant and equipment, certain other litigation matters and deferred income recognized.

Note 7. Income Taxes

The effective income tax rate on earnings before minority interest and income taxes was 22.2% and 16.5% for the three and six months ended June 30, 2007, respectively, compared to 23.1% and 25.4% for the three and six months ended June 30, 2006, respectively. The tax rate for the six months ended June 30, 2007 was favorably impacted by a tax benefit of $105 million in the first quarter of 2007 due to the favorable resolution of certain tax matters with the Internal Revenue Service (IRS) related to the deductibility of litigation settlement expenses and U.S. foreign tax credits claimed. In addition, the lower tax rate in the three and six months ended June 30, 2007 compared to the same periods in 2006 was due to the re-enactment of the Research and Development tax credit in the fourth quarter of 2006, and the unfavorable impact in 2006 associated with the elimination of tax benefits under section 936 of the Internal Revenue Code, partially offset by the implementation of tax planning strategies related to the utilization of certain charitable contributions.

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

The Company has recorded significant deferred tax assets related to U.S. foreign tax credit and research tax credit carryforwards which expire in varying amounts beginning in 2012. Realization of foreign tax credit and research tax credit carryforwards is dependent on generating sufficient domestic-sourced taxable income prior to their expiration. Although realization is not assured, management believes it is more likely than not that these deferred tax assets will be realized. The amount of foreign tax credit and research tax credit carryforwards considered realizable, however, could be reduced in the near term if PLAVIX* is subject to either renewed or additional generic competition. If such events occur, the Company may need to record significant additional valuation allowances against these deferred tax assets. For a discussion of PLAVIX* related matters, see “—Note 16. Legal Proceedings and Contingencies.”

The Company files income tax returns in the U.S. Federal jurisdiction, and various state and foreign jurisdictions. With few exceptions, the Company is subject to U.S. Federal, state and local, and non-U.S. income tax examinations by tax authorities. The Company’s 2002 and 2003 U.S. Federal income tax returns are currently under examination by the IRS.

The Company adopted the provisions of FIN No. 48 on January 1, 2007, resulting in the recognition of $27 million of previously unrecognized tax benefits which was accounted for as an increase to the opening balance of retained earnings. Including the adjustment on adoption of FIN No. 48, the Company’s total amount of unrecognized tax benefits as of January 1, 2007, excluding interest and penalties, was $960 million. The total amount of unrecognized tax benefits decreased to $907 million at June 30, 2007, primarily due to the tax benefit recognized from the favorable resolution of certain tax matters with the IRS, partially offset by additional reserves accrued during 2007. The Company classifies interest expense and penalties related to unrecognized tax benefits as income tax expense. The total amount of accrued interest and penalties was $84 million as of January 1, 2007 and $85 million as of June 30, 2007. Included in the balance of unrecognized tax benefits were $99 million of tax positions as of January 1, 2007 and $96 million as of June 30, 2007 for which the ultimate deductibility is highly certain but for which there is uncertainty as to the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, if applicable, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority or utilization of tax attributes to the taxing authority to an earlier period.

The Company is currently under examination by a number of tax authorities, including all of the major jurisdictions listed in the table below, which have proposed adjustments to tax for issues such as transfer pricing, certain tax credits and the deductibility of certain expenses. The Company anticipates that it is reasonably possible that the total amount of unrecognized tax benefits at June 30, 2007 will decrease within 12 months of the date of adoption of FIN No. 48, in the range of approximately $220 million to $260 million as a result of the settlement of certain tax audits. Such settlements will involve the payment of additional taxes, the adjustment of certain deferred taxes, and/or the recognition of tax benefits. The Company also anticipates that it is reasonably possible that new issues will be raised by tax authorities which may require increases to the balance of unrecognized tax benefits, however, an estimate of such increases cannot be made.

The Company conducts business in various countries throughout the world and is subject to tax in numerous jurisdictions. As a result of its business activities, the Company files a significant number of tax returns that are subject to examination by various Federal, state, and local tax authorities.

Note 7. Income Taxes (Continued)

The following is a summary by significant jurisdiction of the years for which tax authorities may assert additional taxes against the Company based upon tax years currently under audit and subsequent years that will likely be audited:

U.S.	2002 to 2006
Canada	2001 to 2006
France	2004 to 2006
Germany	1999 to 2006
Italy	2002 to 2006
Mexico	2002 to 2006

Note 8. Receivables

The major categories of receivables are as follows:

Dollars in Millions	June 30, 2007	December 31, 2006
Trade receivables	$2,682	$2,400
Miscellaneous receivables	1,117	997

	3,799	3,397
Less allowances	167	150

Receivables, net	$3,632	$3,247

Miscellaneous receivables as of June 30, 2007 and December 31, 2006 include $790 million and $647 million, respectively, of receivables from alliance partners. For additional information on the Company's alliance partners, see “—Note 2. Alliances and Investments.”

Note 9. Inventories

The major categories of inventories are as follows:

Dollars in Millions	June 30, 2007	December 31, 2006
Finished goods	$948	$1,003
Work in process	831	682
Raw and packaging materials	445	394

Inventories, net	$2,224	$2,079

Note 10. Property, Plant and Equipment

The major categories of property, plant and equipment are as follows:

Dollars in Millions	June 30, 2007	December 31, 2006
Land	$252	$254
Buildings	4,735	4,630
Machinery, equipment and fixtures	4,645	4,540
Construction in progress	815	720

	10,447	10,144
Less accumulated depreciation	4,679	4,471

Property, plant and equipment, net	$5,768	$5,673

Note 11. Other Intangible Assets

As of June 30, 2007 and December 31, 2006, other intangible assets are as follows:

Dollars in Millions	June 30, 2007	December 31, 2006
Patents / Trademarks	$259	$258
Less accumulated amortization	159	145

Patents / Trademarks, net	100	113

Licenses	660	659
Less accumulated amortization	188	162

Licenses, net	472	497

Technology	1,787	1,787
Less accumulated amortization	915	836

Technology, net	872	951

Capitalized Software	873	844
Less accumulated amortization	610	553

Capitalized Software, net	263	291

Other intangible assets, net	$1,707	$1,852

Amortization expense for other intangible assets (the majority of which is included in Cost of Products Sold) for the three months ended June 30, 2007 and 2006 was $88 million and $93 million, respectively, and for the six months ended June 30, 2007 and 2006 was $176 million and $180 million, respectively.

Expected amortization expense related to the June 30, 2007 net carrying amount of other intangible assets is as follows:

Years Ending December 31:	Dollars in Millions
2007 (six months)	$172
2008	294
2009	270
2010	256
2011	242
Later Years	473

Note 12. Accumulated Other Comprehensive Income/(Loss)

The accumulated balances related to each component of other comprehensive income/(loss) are as follows:

Dollars in Millions	Foreign Currency Translation	Deferred Gains/(Losses) on Effective Hedges	Minimum Pension Liability Adjustment	Deferred Charges on Pension and Other Postretirement Benefits	Deferred Gains/(Losses) on Available for Sale Securities	Accumulated Other Comprehensive Income/(Loss)
Balance at January 1, 2006	$(553)	$16	$(229)	$—	$1	$(765)
Other comprehensive income/(loss)	69	(80)	—	—	2	(9)

Balance at June 30, 2006	$(484)	$(64)	$(229)	$—	$3	$(774)

Balance at January 1, 2007	$(424)	$(23)	$—	$(1,211)	$13	$(1,645)
Other comprehensive income/(loss)	34	(1)	—	58	—	91

Balance at June 30, 2007	$(390)	$(24)	$—	$(1,153)	$13	$(1,554)

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

	Three Months Ended June 30,				Six Months Ended June 30,
Dollars in Millions	Net Sales		Earnings Before Minority Interest and Income Taxes		Net Sales		Earnings Before Minority Interest and Income Taxes
	2007	2006	2007	2006	2007	2006	2007	2006
Pharmaceuticals	$3,851	$3,859	$1,005	$943	$7,308	$7,559	$1,830	$1,779

Nutritionals	620	582	167	186	1,226	1,147	340	370
Other Health Care	457	430	160	134	870	841	296	252

Health Care Group	1,077	1,012	327	320	2,096	1,988	636	622

Total Segments	4,928	4,871	1,332	1,263	9,404	9,547	2,466	2,401
Corporate/Other	—	—	(175)	(153)	—	—	(392)	(98)

Total	$4,928	$4,871	$1,157	$1,110	$9,404	$9,547	$2,074	$2,303

Note 14. Pension and Other Postretirement Benefit Plans

The net periodic benefit cost of the Company’s defined benefit pension and postretirement benefit plans included the following components:

	Three Months Ended June 30,				Six Months Ended June 30,
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
Dollars in Millions	2007	2006	2007	2006	2007	2006	2007	2006
Service cost — benefits earned during the period	$60	$59	$2	$2	$123	$117	$4	$5
Interest cost on projected benefit obligation	87	87	9	9	173	174	19	21
Expected return on plan assets	(109)	(111)	(6)	(6)	(218)	(222)	(13)	(14)
Amortization of prior service cost	2	4	(1)	(1)	5	7	(2)	(2)
Amortization of loss	35	45	1	1	69	89	3	2
Amortization of transitional obligation	—	(1)	—	—	—	—	—	—

Net periodic benefit cost	75	83	5	5	152	165	11	12
Curtailments and settlements	1	—	1	—	1	—	(1)	—

Total net periodic benefit cost	$76	$83	$6	$5	$153	$165	$10	$12

Net actuarial loss and prior service cost amortized from accumulated other comprehensive income into net periodic benefit costs for the three and six months ended June 30, 2007 were $37 million and $74 million for pension benefits, respectively, and were de minimis and $1 million for other benefits, respectively.

Contributions

For the three and six months ended June 30, 2007, there were no cash contributions to the U.S. pension plans, and $11 million and $33 million, respectively, were contributed to the international pension plans. Although no minimum contributions will be required, the Company expects to make cash contributions to the U.S. pension plans in 2007. The Company expects contributions to the international pension plans for the year ended December 31, 2007 will be in the range of $70 million to $90 million. There was no cash funding for other benefits.

Those cash benefit payments from the Company, which are classified as contributions under SFAS No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits – an amendment of FASB Statements No. 87, 88 and 106, for the three and six months ended June 30, 2007, totaled $13 million and $17 million, respectively, for pension benefits and $18 million and $34 million, respectively, for other postretirement benefits.

Note 15. Employee Stock Benefit Plans

The following table summarizes stock-based compensation expense, net of tax, related to employee stock options, restricted stock, and long-term performance awards for the three and six months ended June 30, 2007 and 2006:

Dollars in Millions	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Cost of products sold	$4	$4	$7	$8
Marketing, selling and administrative	21	20	40	42
Research and development	11	10	20	21

Total stock-based compensation expense	36	34	67	71
Deferred tax benefit	(13)	(12)	(24)	(25)

Stock-based compensation, net of tax	$23	$22	$43	$46

There were no costs related to stock-based compensation that were capitalized during the period.

Employee Stock Plans

On May 1, 2007, the stockholders approved the Company’s 2007 Stock Award and Incentive Plan (the 2007 Plan). The 2007 Plan replaced the 2002 Stock Incentive Plan (the 2002 Plan) that expired on May 31, 2007. The 2007 Plan provides for 42 million new shares of common stock reserved for delivery to participants, plus shares remaining available for new grants under the 2002 Plan and shares recaptured from outstanding awards under the 2002 Plan. Only the number of shares actually delivered to participants in connection with an award after all restrictions have lapsed will be counted against the number of shares reserved.

Under both the 2007 Plan and the 2002 Plan, executive officers and key employees may be granted options to purchase the Company’s common stock at no less than 100% of the market price on the date the option is granted. Options generally become exercisable in installments of 25% per year on each of the first through the fourth anniversaries of the grant date and have a maximum term of 10 years. Generally, the Company issues shares for the stock option exercise from treasury stock. Additionally, the plan provides for the granting of stock appreciation rights whereby the grantee may surrender exercisable rights and receive common stock and/or cash measured by the excess of the market price of the common stock over the option exercise price.

Information related to stock option grants and exercises under both the 2007 Plan and the 2002 Plan are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Amounts in Millions, Except Per Share Data	2007	2006	2007	2006
Stock options granted	0.9	0.5	14.5	12.4
Weighted-average grant-date fair value (per share)	$6.50	$4.78	$6.03	$4.29
Total intrinsic value of stock options exercised	$24	$1	$28	$17
Cash proceeds from exercise of stock options	$278	$7	$301	$156

As of June 30, 2007, there was $130 million of total unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 2.7 years.

At June 30, 2007, there were 151.7 million of stock options outstanding with a weighted-average exercise price of $38.48 and 114.4 million stock options exercisable with a weighted-average exercise price of $42.25. The aggregate intrinsic value for these outstanding and exercisable stock options were $477 million and $265 million, respectively, and represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $31.56 on June 29, 2007, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of June 30, 2007 was 44.8 million.

Under the TeamShare Stock Option Plan, which terminated on January 3, 2005, options underlying 35.5 million shares have been exercised as of June 30, 2007.

Note 15. Employee Stock Benefit Plans (Continued)

The fair value of employee stock options granted in 2007 and 2006 was estimated on the date of the grant using the Black-Scholes option pricing model for stock options with a service condition, and the Monte Carlo simulation model for options with service and market conditions. The following table presents the weighted-average assumptions used in the valuation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Expected volatility	27.9%	26.4%	29.0%	26.3%
Risk-free interest rate	4.7%	4.8%	4.7%	4.6%
Dividend yield	4.4%	4.7%	4.5%	4.8%
Expected life	6.2 years	6.3 years	6.3 years	6.3 years

Restricted Stock

Both the 2007 Plan and the 2002 Plan provide for the granting of common stock to key employees, subject to restrictions as to continuous employment. Restrictions generally expire over a four-year period from the date of grant. Compensation expense is recognized over the restricted period. During the first quarter of 2007, the Company began granting restricted stock units instead of restricted stock. At June 30, 2007, there were 8.8 million shares of restricted stock and restricted stock units outstanding under the plan. For the three months ended June 30, 2007 and 2006, 0.1 million shares of restricted stock and restricted stock units were granted in each period with a weighted-average fair value of $28.88 and $24.97 per share, respectively. For the six months ended June 30, 2007 and 2006, 3.5 million and 3.0 million shares, respectively, of restricted stock and restricted stock units were granted with a weighted-average fair value of $27.08 and $22.79 per share, respectively.

Beginning on January 23, 2007, the fair value of nonvested shares of the Company’s common stock is determined based on the closing trading price of the Company’s common stock on the grant date. Prior to January 23, 2007, the fair value of nonvested shares of the Company’s common stock was determined based on the average trading price of the Company’s common stock on the grant date.

As of June 30, 2007, there was $180 million of total unrecognized compensation cost related to nonvested restricted stock and restricted stock units, which is expected to be recognized over a weighted-average period of 3.0 years. The total fair value of shares and share units that vested during the three and six months ended June 30, 2007 was $5 million and $27 million, respectively, and during the three and six months ended June 30, 2006 was $5 million and $8 million, respectively.

Long-Term Performance Awards

The 2002 Plan provided for the granting of long-term performance awards. These awards, which were delivered in the form of a target number of performance shares, have a three-year cycle. The 2005 through 2007 and the 2006 through 2008 awards will be based 50% on cumulative earnings per share and 50% on cumulative sales, with the ultimate payout modified by the Company’s total stockholder return versus the 11 companies in its proxy peer group. Maximum performance for all three measures will result in a maximum payout of 253% of target. For 2007 through 2009, the awards will have annual goals, set at the beginning of each performance period, based 50% on earnings per share and 50% on sales. Maximum performance will result in a maximum payout of 220%. If threshold targets are not met for the performance period, no payment will be made under the long-term performance award plan. At June 30, 2007, there were 1.6 million performance shares outstanding under the plan. During the three months ended June 30, 2007, 0.1 million performance shares were granted, with a fair value of $28.68 per share. There were no performance shares granted during the three months ended June 30, 2006. During the six months ended June 30, 2007 and 2006, 0.3 million and 0.6 million performance shares were granted, respectively, with a fair value of $27.35 and $20.00 per share, respectively.

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

At June 30, 2007, there was $15 million of total unrecognized compensation cost related to long-term performance awards, which is expected to be recognized over a weighted-average period of 2.2 years.

The 2007 Plan provides for the granting of performance awards, which may be earned upon achievement or satisfaction of performance conditions as may be specified by the Company. For the six months ended June 30, 2007, there were no performance awards granted under the 2007 Plan.

Note 16. Legal Proceedings and Contingencies

Various lawsuits, claims, proceedings and investigations are pending involving the Company and certain of its subsidiaries. In accordance with SFAS No. 5, Accounting for Contingencies, the Company records accruals for such contingencies when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. These matters involve antitrust, securities, patent infringement, pricing, sales and marketing practices, environmental, health and safety matters, consumer fraud, employment matters, product liability and insurance coverage.

The most significant of these matters are described in “Item 8. Financial Statements and Supplemental Data—Note 21. Legal Proceedings and Contingencies” in the Company’s 2006 Form 10-K. With a few exceptions, the following discussion is limited to certain recent developments related to these previously described matters, and any new matters that have not previously been described in a prior report. Accordingly, the disclosure below should be read in conjunction with those earlier reports. Unless noted to the contrary, all matters described in those earlier reports remain outstanding and the status is consistent with what has previously been reported.

There can be no assurance that there will not be an increase in the scope of pending matters or that any future lawsuits, claims, proceedings or investigations will not be material. For a further discussion of the risks and uncertainties relating to the matters discussed below, see “Item 1A. Risk Factors” in the Company’s 2006 Form 10-K, and “Part II. Item 1A. Risk Factors” below.

INTELLECTUAL PROPERTY

PLAVIX* Litigation

PLAVIX* is currently the Company’s largest product ranked by net sales. Net sales of PLAVIX* were $3.2 billion for the year ended December 31, 2006, and $2.1 billion for the six months ended June 30, 2007. U.S. net sales of PLAVIX* for the same periods were $2.7 billion, and $1.8 billion, respectively. The PLAVIX* patents are subject to a number of challenges in the U.S, including the litigation with Apotex Inc. and Apotex Corp. (Apotex) described below, and other less significant markets for the product. It is not possible reasonably to estimate the impact of these lawsuits on the Company. However, loss of market exclusivity of PLAVIX* and sustained generic competition would be material to the Company’s sales of PLAVIX*, results of operations and cash flows, and could be material to the Company’s financial condition and liquidity. The Company and its product partner, Sanofi, (the Companies) intend to vigorously pursue enforcement of their patent rights in PLAVIX*.

PLAVIX* Litigation – U.S.

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

On August 31, 2006, the District court issued a preliminary injunction in which it ordered Apotex to halt sales of generic clopidogrel bisulfate, but the District court did not order Apotex to recall product from its customers. In September 2006, the Company and Sanofi each posted $200 million toward a $400 million bond with the District court as collateral in support of the preliminary injunction. This collateral was reported as marketable securities on the Company’s consolidated balance sheet. The U.S. Court of Appeals for the Federal Circuit subsequently affirmed the District court’s issuance of the injunction. The trial commenced on January 22, 2007, and trial testimony ended on February 15, 2007. On June 19, 2007, the District court issued an opinion and order upholding the validity and enforceability of the ‘265 Patent, maintaining the main patent protection for PLAVIX* in the U.S. until November 2011. The District court also ruled that Apotex’s generic clopidogrel bisulfate product infringed the ‘265 Patent and permanently enjoined Apotex from engaging in any activity that infringes the ‘265 patent, including marketing its generic product in the U.S. until after the patent expires. The amount of damages will be set at a later time. Apotex has appealed the decision to the U.S. Court of Appeals for the Federal Circuit. The District court has stayed certain antitrust counterclaims brought by Apotex pending the

Note 16. Legal Proceedings and Contingencies (Continued)

outcome of the appeal. Additionally, on June 21, 2007, the District court ordered release of the $400 million bond and release of the issuer of the bond from any liability in connection with the bond. As a result, the Company’s obligations under the collateral arrangements with respect to the bond were effectively terminated.

The Company’s U.S. territory partnership under its alliance with Sanofi is also a plaintiff in three additional pending patent infringement lawsuits against Dr. Reddy’s Laboratories, Inc. and Dr. Reddy’s Laboratories, LTD (Dr. Reddy’s), Teva Pharmaceuticals USA, Inc. (Teva) and Cobalt Pharmaceuticals Inc. (Cobalt), all related to the ’265 Patent. A trial date for the action against Dr. Reddy's has not been set. The patent infringement actions against Teva and Cobalt were stayed pending resolution of the Apotex litigation, and the parties to those actions agreed to be bound by the outcome of the litigation against Apotex, although Teva and Cobalt can appeal the outcome of the litigation. Consequently, on July 12, 2007, the District court entered judgements against Cobalt and Teva and permanently enjoined Cobalt and Teva from engaging in any activity that infringes the ‘265 Patent until after the Patent expires. Each of Dr. Reddy’s and Teva have filed an aNDA with the FDA, and all exclusivity periods and statutory stay periods under the Hatch-Waxman Act have expired. Accordingly, final approval by the FDA would provide each company authorization to distribute a generic clopidogrel bisulfate product in the U.S., subject to various legal remedies for which the Companies may apply including injunctive relief and damages.

It is not possible at this time reasonably to assess the outcomes of the appeal by Apotex of the District court’s decision, or the other PLAVIX* patent litigations or the timing of any renewed generic competition for PLAVIX* from Apotex or additional generic competition for PLAVIX* from other third-party generic pharmaceutical companies. However, if Apotex were to prevail in an appeal of the patent litigation, the Company would expect to face renewed generic competition for PLAVIX* from Apotex promptly thereafter. Loss of market exclusivity for PLAVIX* and/or sustained generic competition would be material to the Company’s sales of PLAVIX*, results of operations and cash flows, and could be material to the Company’s financial condition and liquidity.

As previously disclosed, the launch of the generic clopidogrel bisulfate product by Apotex in August 2006 had a significant adverse effect on PLAVIX* sales in 2006 which the Company estimates to be in the range of $1.2 billion to $1.4 billion. In the first quarter of 2007, U.S. sales of PLAVIX* declined 7% to $787 million compared to the same period in 2006 due primarily to the residual supply of generic clopidogrel bisulfate in the market. U.S. sales of PLAVIX* were $1.0 billion in the second quarter of 2007. The Company estimates the adverse effect of the at-risk launch of generic clopidogrel bisulfate to be in the range of $200 million to $250 million for the first quarter of 2007 and $50 million to $100 million for the second quarter of 2007. The Company believes the supply of the generic product in distribution channels has been substantially depleted as of June 30, 2007. However, the full impact of Apotex’s launch cannot be estimated with certainty at this time and will depend on a number of factors, including, among others, whether the Company prevails in Apotex’s appeal of the underlying patent litigation; and even if the Company prevails in the appeal of the patent case, the amount of damages that will be sought and/or recovered by the Company and Apotex’s ability to pay such damages.

As also previously disclosed, on June 11, 2007, the Company resolved the investigation by the Antitrust Division of the U.S. Department of Justice (DOJ) into the proposed settlement of the PLAVIX* patent litigation by pleading guilty to two counts of violating 18 U.S.C Sec. 1001 (relating to false statements to a government agency) (the Plea) and paid a fine of $1 million. As part of the Plea, the Company acknowledged that a former Company senior executive made oral representations to Apotex for the purpose of causing Apotex to conclude that the Company would not launch an authorized generic in the event that the parties reached a final revised settlement agreement. Those representations included the former senior executive's statement that he expected to oppose personally the launch of an authorized generic in the future, his statement that he expected to advocate against such a launch, and his implied suggestion that the Company's former Chief Executive Officer (CEO) shared his views. The failure to disclose this information to the FTC in connection with the FTC's review of the Modified Agreement operated as incomplete and therefore false statements to the FTC. The Company also acknowledged its responsibility for the conduct of the former senior executive.

Although there can be no assurance, the Company does not believe that the Plea should have a material impact on its ability to participate in federal procurement or health care programs. In addition, it is not possible at this time reasonably to assess the impact of the Plea on the previously disclosed investigations by the FTC and the New York State Attorney General’s Office – Anti-trust Bureau, the outcome of the investigations or their impact on the Company.

See “Securities Litigation & Investigations” below for a further discussion of certain securities litigation relating to efforts to settle the PLAVIX* patent litigation with Apotex.

PLAVIX* Litigation—International

Sanofi-Synthelabo and Sanofi-Synthelabo Canada Inc. instituted a prohibition action in the Federal Court of Canada against Apotex Inc. and the Minister of Health in response to a Notice of Allegation (NOA) from Apotex directed against Canadian Patent No. 1,336,777 (the ‘777 Patent) covering clopidogrel bisulfate. Apotex’s NOA indicated that it had filed an Abbreviated New Drug Submission (ANDS) for clopidogrel bisulfate tablets and that it sought approval (a Notice of Compliance) of that ANDS before the expiration of the ‘777 Patent, which is scheduled for August 12, 2012. Apotex’s NOA further alleged that the ‘777 Patent was invalid or not infringed. In March 2005, the Canadian Federal Court of Ottawa rejected Apotex’s challenge to the Canadian PLAVIX* patent and held that the asserted claims are novel, not obvious and infringed, and granted Sanofi’s application for an order of prohibition

Note 16. Legal Proceedings and Contingencies (Continued)

against the Minister of Health and Apotex. That order of prohibition precludes approval of Apotex’s ANDS until the patent expires in 2012, unless the Federal Court’s decision is reversed on appeal. Apotex filed an appeal, which the Canadian Federal Court of Appeal heard on December 12-13, 2006. On December 22, 2006, the Federal Court of Appeal dismissed Apotex’s appeal and upheld the Federal Court’s issuance of the order of prohibition. On February 20, 2007, Apotex filed leave to appeal this decision to the Supreme Court of Canada. On July 5, 2007, the Supreme Court of Canada granted Apotex leave to appeal the decision of the Canadian Federal Court of Appeal.

Shareholder Derivative Lawsuit

In September 2006, certain members of the Board, current and former officers, and the Company were named in a derivative complaint, Steven W. Sampson v. Peter R. Dolan, et al., filed in the New York State Supreme Court. On July 27, 2007, the parties filed with the court a stipulation of dismissal without prejudice. The Company expects the court will enter an order dismissing the case.

OTHER INTELLECTUAL PROPERTY LITIGATION

ABILIFY*

As previously disclosed, Otsuka has received formal notices from each of Teva, Barr Pharmaceuticals, Inc. (Barr), Sandoz Inc. (Sandoz), Synthon Laboratories, Inc. (Synthon), Sun Pharmaceuticals Ltd. (Sun), and Apotex stating that each has filed an aNDA with the FDA for various dosage forms of aripiprazole, which the Company and Otsuka comarket in the U.S. as ABILIFY*. Each of the notices further states that its aNDA contains a p(IV) certification directed to U.S. Patent No. 5,006,528 (the ‘528 Patent), which covers aripiprazole and expires in October 2014. In addition, each of the notices purports to provide Otsuka with the respective p(IV) certification. These certifications contain various allegations regarding the validity and enforceability of the ‘528 Patent. Otsuka has sole rights to enforce the ‘528 Patent. Otsuka has filed patent infringement actions based on the ‘528 Patent against Teva, Barr, Sandoz, Sun and Apotex in the U.S. District Court for the District of New Jersey, and against Synthon in the U.S. District Court for the Middle District of North Carolina. Sun and Synthon have filed motions to dismiss the case for lack of jurisdiction.

It is not possible at this time reasonably to assess the outcome of these lawsuits or their impact on the Company.

GENERAL COMMERCIAL LITIGATION

Weisz & Stephenson Litigations

As previously reported, the Company was a defendant, along with many other pharmaceutical companies and pharmacies, in two class actions, Weisz v. Bristol-Myers Squibb Co., et al., and Stephenson v. Bristol-Myers Squibb Co., et al., in which there were allegations of unfair business practices and untrue and misleading advertising under various California statutes. The court granted motions to dismiss these actions as to the Company, but the Weisz case will continue as to other defendants. Final judgments of dismissal as to the Company were entered on May 31, 2007. This concludes the Company’s involvement in these matters unless plaintiffs appeal the court’s decision and the appeal is upheld.

SECURITIES LITIGATION & INVESTIGATIONS

D&K Health Care Resources Litigation

As previously disclosed, a class action complaint was filed in the U.S. District Court for the Eastern District of Missouri against the Company, D&K Health Care Resources, Inc. (D&K) and several current and former D&K directors and officers. The complaint alleged that the Company participated in fraudulently inflating the value of D&K stock by allegedly engaging in improper “channel-stuffing” agreement with D&K. In June 2006, the Court granted the Company’s motion to dismiss the complaint. In March 2007, the Court granted preliminary approval of a settlement between the lead plaintiff and the D&K defendants. At the settlement hearing held on June 5, 2007, the Court entered a final judgment and order of dismissal, and granted final approval of the settlement. The settlement resolves all claims relating to the subject matter of the action, including the dismissed claim against the Company.

Minneapolis Firefighters’ Relief Association and Jean Lai Litigations

In June and July 2007, two putative class action complaints, Minneapolis Firefighters’ Relief Assoc. v. Bristol-Myers Squibb Co., et al., 07 CV 5867 (Judge Crotty) and Jean Lai v. Bristol-Myers Squibb Company, et al., 07 CIV 6259, were filed in the U.S. District for the Southern District of New York against the Company’s former CEO, Peter Dolan and current Chief Financial Officer, Andrew Bonfield. The complaints allege violations of securities laws for allegedly failing to disclose material information relating to efforts to settle the PLAVIX* patent infringement litigation with Apotex.

The Company intends to defend itself vigorously in these lawsuits. It is not possible at this time to reasonably assess the outcome of these lawsuits, or the potential impact on the Company.

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

Note 16. Legal Proceedings and Contingencies (Continued)

Investigations – Office of the U.S. Attorney, Massachusetts

As previously disclosed, the Company, the DOJ, and the Office of the U.S. Attorney for the District of Massachusetts have reached an agreement in principle, subject to approval by the DOJ, to settle several investigations involving the Company’s drug pricing, sales and marketing activities. The agreement in principle provides for a civil resolution and an expected payment of $499 million. The agreement in principle involves matters that have been actively investigated by and discussed with the DOJ and the U.S. Attorney for the District of Massachusetts over a number of years, including matters relating to (1) the pricing for certain products sold several years ago by a subsidiary, which had been reimbursed by governmental health care programs; 2) financial relationships between that subsidiary and certain customers and other entities; 3) certain consulting programs; 4) the promotion of ABILIFY* for unapproved indications; 5) the calculation of certain Medicaid rebates for SERZONE (nefazodone hydrochloride); and 6) the pricing for certain of the Company’s products reimbursed by governmental health care programs. The agreement contemplates that States will choose to participate in the settlement. There would be no criminal charges against the Company with respect to those matters. The agreement in principle also provides for the Company to enter into a corporate integrity agreement with the Office of Inspector General of the U.S. Department of Health and Human Services. The settlement is contingent upon the parties’ agreement to the terms of a final settlement agreement, including on the terms of the corporate integrity agreement and approval by the DOJ. There can be no assurance that the settlement will be finalized, or that all the States will choose to participate. The agreement in principle only covers those matters outlined above, and the DOJ, the U.S. Attorney for the District of Massachusetts and the States have indicated that they may pursue other matters outside the scope of the expected settlement, and in that event such matters could result in the assertion of civil and/or criminal claims.

Also as previously disclosed, as a result of the agreement in principle, the Company has recorded aggregate reserves in the amount of $499 million for these matters. In accordance with GAAP, the aggregate reserves reflect the Company’s estimate of the expected probable loss with respect to these matters, assuming the settlement is finalized. If the settlement is not finalized, and/or if certain States choose not to participate, the amount reserved may not reflect eventual losses.

It is not possible at this time reasonably to assess the outcome of the investigations described above, or of any additional matters that the DOJ and the Office of the U.S. Attorney for the District of Massachusetts may pursue, or the potential impact on the Company.

As previously disclosed, in 2004, the Company undertook an analysis of its methods and processes for calculating prices for reporting under governmental rebate and pricing programs related to its U.S. Pharmaceuticals business. The analysis was completed in early 2005. Based on the analysis, the Company identified the need for revisions to its methodology and processes used for calculating reported pricing and related rebate amounts and implemented these revised methodologies and processes beginning with its reporting to the Federal government agency with primary responsibility for these rebate and price reporting obligations, the Centers for Medicare and Medicaid Services (CMS) in the first quarter of 2005. In addition, using the revised methodologies and processes, the Company also has recalculated the “Best Price” and “Average Manufacturer’s Price” required to be reported under the Company’s Federal Medicaid rebate agreement and certain state agreements, and the corresponding revised rebate liability amounts under those programs for the three-year period 2002 to 2004. Upon completion of the analysis in early 2005, the Company determined that the estimated rebate liability for those programs for the three-year period 2002 to 2004 was less than the rebates that had been paid by the Company for such period. Accordingly, in the fourth quarter of 2004, the Company recorded a reduction to the rebate liability in the amount of the estimated overpayment. Due to the uncertainty surrounding the recoverability of the Company’s estimated overpayment, the Company also recorded a reserve in an amount equal to the estimated overpayment at the end of 2004.

As also previously disclosed, the Company has submitted the proposed revisions and updated estimates discussed above to CMS for review. In July 2007, CMS notified the Company that it had completed its review and the Company may proceed with submitting revised pricing data for the period 2002 to 2004 subject to further conditions related to the calculation of Best Price and Average Manufacturer’s Price. At this time, it is not possible reasonably to assess the full amount of the rebates that could be recouped from the states or the timing of any such recovery. The Company expects that any such recovery will not have a material impact to its results of operations in any quarter.

Note 16. Legal Proceedings and Contingencies (Continued)

Litigation

As previously disclosed, the Company, together with a number of other pharmaceutical manufacturers, is a defendant in private class actions, as well as suits brought by the attorneys general of numerous states, many New York counties, and the City of New York, which are pending in federal and state courts. In these actions, plaintiffs allege defendants caused the Average Wholesale Prices (AWPs) of their products to be inflated, thereby injuring government programs, entities and persons who reimbursed prescription drugs based on AWPs. The federal cases and several of the state attorney general actions and suits of New York Counties and the City of New York have been consolidated for pre-trial purposes in the U.S. District Court for the District of Massachusetts (AWP MDL). The Court in the AWP MDL has certified three classes of persons and entities who paid for or reimbursed for seven of the Company’s physician-administered drugs. The non-jury trial for Classes 2 and 3 (insurance companies and health and welfare funds in Massachusetts) commenced November 2006 and testimony ended January 2007. On June 21, 2007, the Court issued its decision in the non-jury trial for Classes 2 and 3, finding the Company liable for violation of Massachusetts consumer protection law with respect to certain oncology drugs for certain years. The Court found damages of $183,454 for Class 3 and instructed the parties to apply the Court’s opinion to ascertain damages for Class 2. The Company will appeal the decision to the U.S. Court of Appeals for the First Circuit. On June 26, 2007, the Company settled the claims of Class 1 (Medicare Part B beneficiaries nationwide) for $13 million, plus half the costs of class notice up to a maximum payment of $1 million. A hearing for preliminary approval of the Class 1 settlement is scheduled for August 9, 2007.

The Company has recorded reserves of $14 million for these matters. In accordance with GAAP, the reserve reflects the Company’s estimate of minimal probable loss with respect to these maters, assuming the settlement is finalized. If the settlement is not finalized, the amount reserved may not reflect eventual losses. It is not possible at this time reasonably to assess the outcome of the litigation matters described above, or their potential impact on the Company.

PRODUCT LIABILITY LITIGATION

The Company is a party to various product liability lawsuits. As previously reported, these lawsuits involve, among other things, hormone replacement therapy products and the Company’s SERZONE prescription drug. In addition to lawsuits, the Company also faces unfiled claims involving these and other products.

SERZONE

SERZONE is an antidepressant that was launched by the Company in May 1994 in Canada and in March 1995 in the U.S. As previously disclosed, in 2002, a number of lawsuits, including several class actions, were filed against the Company alleging, among other things, that the Company knew or should have known about hepatic risks posed by SERZONE and failed to adequately warn physicians and users of the risks. In addition to the cases filed in the U.S., class actions were filed in Canada. Without admitting any wrongdoing or liability, in October 2004, the Company entered into a settlement agreement with respect to all claims in the U.S. and its territories regarding SERZONE. In September 2005, the Court issued an opinion granting final approval of the settlement. As of June 30, 2007, all matters in the U.S. have been dismissed.

Hormone Replacement Therapy

The plaintiffs in this mass-tort litigation allege, among other things, that various hormone therapy products, including hormone therapy products formerly manufactured by the Company (ESTRACE*, Estradiol, DELESTROGEN* and OVCON*) cause breast cancer, stroke, blood clots, cardiac and other injuries in women, that the defendants were aware of these risks and failed to warn consumers. As of June 30, 2007, the Company was a defendant in 318 lawsuits filed on behalf of approximately 1,221 plaintiffs in federal and state courts throughout the U.S.

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

CERCLA Matters

With respect to CERCLA matters for which the Company is responsible under various state, Federal and foreign laws, the Company typically estimates potential costs based on information obtained from the U.S. Environmental Protection Agency (EPA), or counterpart state agency and/or studies prepared by independent consultants, including the total estimated costs for the site and the expected cost-sharing, if any, with other “potentially responsible parties”, and the Company accrues liabilities when they are probable and reasonably estimable. As of June 30, 2007, the Company estimated its share of the total future costs for these sites to be

Note 16. Legal Proceedings and Contingencies (Continued)

approximately $69 million, recorded as other liabilities, which represents the sum of best estimates or, where no simple estimate can reasonably be made, estimates of the minimal probable amount among a range of such costs (without taking into account any potential recoveries from other parties, which are not currently expected).

Puerto Rico Air Emissions Civil Litigation

As previously disclosed, the Company is one of several defendants, including many of the major U.S. pharmaceutical companies, in a purported class action suit filed in Superior Court in Puerto Rico in February 2000 relating to air emissions from a government owned and operated wastewater treatment facility. In March 2007, the parties reached a tentative global settlement, which would resolve all claims in the litigation. The terms of the proposed settlement were discussed with the Court at status conferences held in May and June 2007. A draft settlement agreement was presented to the Court at the June 15, 2007 status conference. The parties are finalizing the terms of the settlement, which is expected to be filed with the court in August 2007. Under the terms of the settlement, certain measures, including capital improvements, will be implemented at the wastewater treatment facility to minimize the potential for odor emissions. The defendants also agreed to pay plaintiffs $4.8 million in settlement of all claims. The Company’s share of the payment to plaintiffs is less than $1 million. A hearing to certify the class is scheduled for August 9, 2007 and a hearing to approve the settlement is scheduled for October 18, 2007.

Passaic River (NJ) Remediation and Natural Resource Damages Claims

As previously disclosed, in September 2003, the New Jersey Department of Environmental Protection (NJDEP) issued an administrative enforcement Directive and Notice requiring the Company and other companies to perform an assessment of natural resource damages and to implement unspecified interim remedial measures to restore conditions in the Lower Passaic River (LPR). The Directive alleges that the Company is liable because it historically sent bulk waste to the former Inland Chemical Company facility in Newark, NJ (now owned by McKesson Corp. (McKesson)) for reprocessing, and that releases of hazardous substances from this facility have migrated into Newark Bay and continue to have an adverse impact on the LPR watershed. Subsequently, the EPA issued a notice letter under CERCLA to numerous parties, but not the Company, seeking their cooperation in a Remedial Investigation/Feasibility Study (RI/FS) of conditions in substantially the same portion of the LPR that is the subject of the NJDEP’s Directive. A group of these other parties entered into a consent agreement with EPA in 2004, under which the private party group committed to pay roughly half of the $20 million estimated for the RI/FS by EPA at that time, subject to revision and future negotiation. The EPA substantially increased its estimate of the scope and cost of the RI/FS and, as a result, the private party group has persuaded the EPA to allow the group to perform most of the remaining RI/FS tasks. By the group’s estimate, total costs to complete the RI/FS and related tasks now exceed $50 million. The group has negotiated an amended consent agreement with the EPA to conduct the remaining RI/FS work, which became effective in May 2007. In conjunction with those efforts, the Company and McKesson have accepted an offer from the private party group to buy out of remaining RI/FS tasks.

In response to these developments, the Company has reached an agreement with McKesson under which the Company will contribute approximately $110,000 towards RI/FS tasks. In addition, the EPA recently announced plans to consider the implementation of “early-action” remedial measures to address the most highly-contaminated portions of the LPR while the RI/FS is being completed. The EPA has indicated it expects to select any such actions early in 2008. Also, the federal trustee agencies with responsibility for natural resources associated with the LPR have proposed that the private party group enter into an agreement to assess natural resource damages in the LPR. The group expects to discuss the proposal with the trustees in the near future. The extent of any liability the Company may face for these and related requirements cannot yet be determined.

WAGE & HOUR LITIGATION

On June 28, 2007, a former sales manager for the Company, filed a putative class action complaint in the Superior Court of the State of California for the County of Alameda, Kin Fung, et al. v. Bristol-Myers Squibb Company, et al., (Case Number RG07333147), alleging that the Company violated California wage and hour laws by, among other things, not paying overtime compensation to Fung and a putative class of similarly situated sales employees.

On June 28, 2007, another former sales manager for the Company, filed a putative class action complaint in the U.S. District Court for the Southern District of New York, Beth Amendola v. Bristol-Myers Squibb Company, et al. (Docket No. 07-CV-6088), alleging that the Company violated the federal Fair Labor Standards Act by, among other things, not paying overtime compensation to Ms. Amendola and a putative class of similarly situated sales employees.

The Company intends to vigorously defend itself in these lawsuits. As the above matters are in the very early stages of litigation, it is

Note 16. Legal Proceedings and Contingencies (Continued)

not possible at this time reasonably to assess the outcome of the litigation matters described above, but it is not expected that their outcome would be material to the Company’s results of operations and cash flows, or be material to its financial condition and liquidity.

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

As previously disclosed, on June 15, 2005, the Company entered into a Deferred Prosecution Agreement (DPA) with the United States Attorney’s Office (USAO) for the District of New Jersey resolving the investigation by the USAO of the Company relating to wholesaler inventory and various accounting matters covered by the Company’s settlement with the Securities and Exchange Commission (SEC). Pursuant to the DPA, the USAO filed a criminal complaint against the Company alleging conspiracy to commit securities fraud, but agreed to defer prosecution of the Company and dismiss the complaint after two years if the Company satisfied all of the requirements of the DPA. On June 15, 2007, the DPA expired and the complaint has been dismissed. The Company has no on-going obligations under the DPA. For additional discussion on the DPA, see “—SEC Consent Order and Deferred Prosecution Agreement” below.

Strategy

The Company continues to execute its strategy for long-term growth and is currently on track with its strategic transition. The Company’s strategy includes the ongoing process of transforming and streamlining itself to maximize the resources that support delivering the full value of its pipeline and portfolio to shareholders. This transformation will include a comprehensive cost reduction program, incremental to current efforts that will include workforce reductions in some areas and the rationalization of some facilities. The Company expects to incur restructuring charges in connection with this program, however, the amount and the timing of these charges cannot be reasonably estimated at this time.

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

As noted above, Apotex launched a generic clopidogrel bisulfate product that competes with PLAVIX* on August 8, 2006. On August 31, 2006, the U.S. District Court for the Southern District of New York (District court) granted a motion by the Company and its product partner, Sanofi-Aventis (Sanofi), to enjoin further sales of Apotex’s generic clopidogrel bisulfate product, but did not order Apotex to recall product from its customers. The District court’s grant of a preliminary injunction was affirmed on appeal. The trial testimony ended on February 15, 2007. On June 19, 2007, the District court issued an opinion and order upholding the validity and enforceability of the U.S. Patent No. 4,847,265 (the ‘265 Patent), maintaining the main patent protection for PLAVIX* in the U.S. until November 2011. The District court also ruled that Apotex’s generic clopidogrel bisulfate product infringed the ‘265 Patent and permanently enjoined Apotex from engaging in any activity that infringes the ‘265 patent, including marketing its generic product in the U.S. until after the patent expires. The amount of damages will be set at a later time. Apotex has appealed the decision to the U.S. Court of Appeals for the Federal Circuit.

The at-risk launch of generic clopidogrel bisulfate had a significant adverse effect on net sales of PLAVIX*, which the Company estimates to be in a range of $1.2 billion to $1.4 billion in 2006, $200 million to $250 million in the first quarter of 2007 and $50 million to $100 million in the second quarter of 2007. Estimated total U.S. prescription demand for clopidogrel bisulfate (branded and generic) increased 13% in 2006 compared to 2005, while estimated total U.S. prescription demand for branded PLAVIX* decreased 20% in the same period. Estimated total U.S. prescription demand for clopidogrel bisulfate (branded and generic) increased 9% and 11% in the first and second quarter of 2007, respectively, compared to 2006, while estimated total U.S. prescription demand for branded PLAVIX* decreased 36% and increased 1% in the same periods, respectively. The Company believes that the supply of generic clopidogrel bisulfate that was sold into distribution channels following the Apotex at-risk launch in August 2006 was substantially depleted at June 30, 2007, however, the full amount and duration of the impact will depend on the amount of generic product Apotex sold into the distribution channel and other factors.

The Company’s U.S. territory partnership under its alliance with Sanofi is also a plaintiff in three additional pending patent infringement lawsuits against Dr. Reddy’s Laboratories, Inc. and Dr. Reddy’s Laboratories, LTD (Dr. Reddy’s), Teva Pharmaceuticals USA, Inc. (Teva) and Cobalt Pharmaceuticals Inc. (Cobalt), all related to the ‘265 Patent. A trial date for the action against Dr.

Reddy's has not been set. The patent infringement actions against Teva and Cobalt were stayed pending resolution of the Apotex litigation, and the parties to those actions agreed to be bound by the outcome of the litigation against Apotex, although Teva and Cobalt can appeal the outcome of the litigation. Consequently, on July 12, 2007, the District court entered judgements against Cobalt and Teva and permanently enjoined Cobalt and Teva from engaging in any activity that infringes the ‘265 Patent until after the Paten expires. Each of Dr. Reddy’s and Teva have filed an Abbreviated New Drug Application with the U.S. Food and Drug Administration (FDA), and all exclusivity periods and statutory stay periods under the Hatch-Waxman Act have expired. Accordingly, final approval by the FDA would provide each company authorization to distribute a generic clopidogrel bisulfate product in the U.S., subject to various legal remedies for which the Companies may apply including injunctive relief and damages.

The Company continues to believe that the PLAVIX* patents are valid and infringed, and with Sanofi, is vigorously pursuing enforcement of their patent rights in PLAVIX*. It is not possible at this time reasonably to assess the ultimate outcome of the appeal by Apotex of the District court’s decision, or the other PLAVIX* patent litigations or the timing of any renewed generic competition for PLAVIX* from Apotex or additional generic competition for PLAVIX* from other third-party generic pharmaceutical companies. However, if Apotex were to prevail in an appeal of the patent litigation, the Company would expect to face renewed generic competition for PLAVIX* from Apotex promptly thereafter.

For additional discussion of legal matters, including the PLAVIX* patent litigation and related matters, and the terms of the DPA, see “Item 1. Financial Statements—Note 16. Legal Proceedings and Contingencies,” “—OUTLOOK” below and “Item 7. Management’s Discussion and Analysis – SEC Consent Order and Deferred Prosecution Agreement” in the Company’s 2006 Form 10-K. For a further discussion of the risks and uncertainties relating to the matters discussed above, see “Item 1A. Risk Factors” in the Company’s 2006 Form 10-K and “Part II. Item 1A. Risk Factors” below.

New Product, Pipeline and Product Developments

The Company submitted applications to the U.S. and European regulatory authorities seeking to change the recommended starting dose of SPRYCEL to 100 mg once daily, from 70 mg twice daily, for patients with chronic-phase chronic myeloid leukemia with resistance or intolerance to prior therapy including imatinib. In July 2007, the FDA accepted the SPRYCEL supplemental New Drug Application (sNDA) for priority review, and the Committee for Human Medicinal Products of the European Medicines Agency (EMEA) granted a positive opinion on the Company’s submission. The target action date for the SPRYCEL sNDA is mid-November 2007, and a final EMEA decision is expected by September 2007.

Two sNDAs for the atypical antipsychotic ABILIFY* were accepted by the FDA for priority review for the treatment of pediatric patients (13-17 years old) with schizophrenia in June 2007 and for the treatment of adults with major depressive disorder as adjunctive to antidepressant therapy in July 2007.

In July 2007, the Company and ImClone Systems Incorporated (ImClone) amended the terms of their agreement for the codevelopment and copromotion of ERBITUX* in North America. Under this amendment, the companies have jointly agreed to expand the investment in the ongoing clinical development plan for ERBITUX*. Development costs, up to a threshold value, will be the sole responsibility of the Company; costs in excess of this threshold will be shared by both companies according to a pre-determined ratio. With this additional funding, the companies intend to further explore the use of ERBITUX* in additional tumor types including brain, breast, bladder, gastric, lung, pancreas and prostate.

In June 2007, the FDA accepted a New Drug Application (NDA) for the investigational compound ixabepilone. The proposed indications for ixabepilone are as a monotherapy to treat patients with metastatic or locally advanced breast cancer after failure of an anthracycline, a taxane, and capecitabine and in combination with capecitabine to treat patients with metastatic or locally advanced breast cancer after failure of an anthracycline and a taxane. The NDA has been granted priority review, with a target action date in late October 2007.

In June 2007, the FDA accepted a supplemental Biologics License Application (sBLA) for ERBITUX*. With this application, the Company and ImClone Systems Incorporated (ImClone) seek to include evidence of improved overall survival in the product labeling for ERBITUX* in the third-line treatment of patients with metastatic colorectal cancer (mCRC). If the sBLA is approved, ERBITUX* would be the only biologic therapy to demonstrate overall survival as a single agent in patients with mCRC. The ERBITUX* sBLA has been granted a priority review, with a likely action date of early October 2007.

ORENCIA was approved by the European Commission in May 2007, and has received approval and/or reimbursement in several European markets, including the United Kingdom, Germany, Austria, Sweden, the Netherlands and Denmark.

The Company and its partner AstraZeneca PLC (AstraZeneca) decided in July 2007 to move the investigational compound dapagliflozin, a selective inhibitor of the sodium-glucose transporter 2 being studied for the treatment of diabetes, into Phase III testing based on results of Phase II clinical trials

In May 2007, the Company and Isis Pharmaceuticals, Inc. (Isis) entered into a collaborative agreement to discover, develop and commercialize novel antisense drugs targeting proprotein convertase subtilisin kexin 9 for the prevention and treatment of cardiovascular disease. The Company made an upfront payment of $15 million to Isis as part of this agreement and will provide Isis with at least $9 million in research funding over a period of three years.

In April 2007, the Company and Pfizer Inc. (Pfizer) entered into a collaborative agreement for the research, development and commercialization of a Pfizer discovery program which includes advanced pre-clinical compounds with potential applications for the treatment of metabolic disorders, including obesity and diabetes. Pfizer will be responsible for all research and early-stage development activities for the metabolic disorders program, and the companies will jointly conduct Phase III development and commercialization activities. The Company will make an upfront payment of $50 million to Pfizer as part of this agreement. The companies will share all development and commercialization expenses along with profits/losses on a 60%-40% basis, with Pfizer assuming the larger share of both expenses and profits/losses.

Three Months Results of Operations

Dollars in Millions	Three Months Ended June 30,
	2007	2006	% Change	% of Net Sales
				2007	2006
Net Sales	$4,928	$4,871	1%
Earnings before Minority Interest and Income Taxes	$1,157	$1,110	4%	23.5%	22.8%
Provision for Income Taxes	$257	$256	—
Effective tax rate	22.2%	23.1%
Net Earnings	$706	$667	6%	14.3%	13.7%

Second quarter 2007 net sales increased 1% to $4.9 billion, including a 2% favorable foreign exchange impact compared to the same period in 2006. U.S. net sales increased 1% to $2.8 billion for the quarter compared 2006, due to the continued growth of key products and sales of newer products, mostly offset by the impact of generic clopidogrel bisulfate and increased generic competition for PRAVACHOL. International net sales increased 2% to $2.1 billion, including a 5% favorable foreign exchange impact. The composition of the change in sales is as follows:

Three Months Ended June 30,	Total Change	Analysis of % Change
		Volume	Price	Foreign Exchange
2007 vs. 2006	1%	(2)%	1%	2%

In general, the Company’s business is not seasonal. For information on U.S. pharmaceuticals prescriber demand, reference is made to the tables within Estimated End-User Demand under the Pharmaceuticals sections below, which set forth a comparison of changes in net sales to the estimated total prescription growth (for both retail and mail order customers) for certain of the Company’s top 15 pharmaceutical products and new products sold by the U.S. Pharmaceuticals business.

The Company operates in three reportable segments—Pharmaceuticals, Nutritionals and Other Health Care. The percent of the Company’s net sales by segment were as follows:

	Three Months Ended June 30,
	Net Sales			% of Total Net Sales
Dollars in Millions	2007	2006	% Change	2007	2006
Pharmaceuticals	$3,851	$3,859	—	78.1%	79.2%

Nutritionals	620	582	7%	12.6%	12.0%
Other Health Care	457	430	6%	9.3%	8.8%

Health Care Group	1,077	1,012	6%	21.9%	20.8%

Total	$4,928	$4,871	1%	100.0%	100.0%

The Company recognizes revenue net of various sales adjustments to arrive at net sales as reported on the Consolidated Statement of Earnings. These adjustments are referred to as gross-to-net sales adjustments. The following table sets forth the reconciliation of the Company’s gross sales to net sales by each significant category of gross-to-net sales adjustments:

	Three Months Ended June 30,
Dollars in Millions	2007	2006
Gross Sales	$5,607	$5,612
Gross-to-Net Sales Adjustments
Prime Vendor Charge-Backs	(151)	(189)
Women, Infants and Children (WIC) Rebates	(214)	(219)
Managed Health Care Rebates and Other Contract Discounts	(105)	(97)
Medicaid Rebates	(43)	(45)
Cash Discounts	(63)	(62)
Sales Returns	(26)	(42)
Other Adjustments	(77)	(87)

Total Gross-to-Net Sales Adjustments	(679)	(741)

Net Sales	$4,928	$4,871

The decrease in prime vendor charge-backs for the three months ended June 30, 2007 compared to the same period in 2006 was primarily due to lower sales of TAXOL® (paclitaxel), PRAVACHOL and PARAPLATIN as a result of exclusivity. Sales returns decreased primarily due to higher accruals in 2006 as a result of the discontinued commercialization of TEQUIN.

Pharmaceuticals

The composition of the change in pharmaceutical sales is as follows:

Three Months Ended June 30,	Total Change	Analysis of % Change
		Volume	Price	Foreign Exchange
2007 vs. 2006	—	(3)%	1%	2%

Worldwide Pharmaceutical sales remained relatively constant at $3,851 million in the second quarter of 2007, including a 2% favorable foreign exchange impact, compared to $3,859 million in the same period in 2006.

U.S. pharmaceutical sales increased 2% to $2,243 million in the second quarter of 2007 compared to $2,205 million in the same period in 2006, due to continued growth of key products and sales of newer products BARACLUDE, ORENCIA and SPRYCEL, partially offset by the impact of generic clopidogrel bisulfate and increased generic competition for PRAVACHOL.

International pharmaceutical sales decreased 3%, including a 5% favorable foreign exchange impact, to $1,608 million for the second quarter of 2007 compared to $1,654 million in the same period in 2006. The decrease was due primarily to a decline in PRAVACHOL and TAXOL® (paclitaxel) sales resulting from increased generic competition in Europe, partially offset by increased sales of newer products including BARACLUDE, ABILIFY* and SPRYCEL. The Company’s reported international sales do not include copromotion sales reported by its alliance partner, Sanofi, for PLAVIX* and AVAPRO*/AVALIDE*, which continue to show growth in the second quarter of 2007.

Key pharmaceutical products and their sales, representing 79% and 77% of total pharmaceutical sales in the second quarter of 2007 and 2006, are as follows:

	Three Months Ended June 30,
Dollars in Millions	2007	2006	% Change
Cardiovascular
PLAVIX*	$1,189	$1,145	4%
AVAPRO*/AVALIDE*	297	280	6%
PRAVACHOL	132	323	(59)%
COUMADIN	52	55	(5)%
Virology
REYATAZ	254	236	8%
SUSTIVA Franchise (total revenue)	233	193	21%
BARACLUDE	59	14	* *
Oncology
ERBITUX*	162	172	(6)%
TAXOL® (paclitaxel)	95	149	(36)%
SPRYCEL	35	—	—
Affective (Psychiatric) Disorders
ABILIFY* (total revenue)	412	324	27%
Immunoscience
ORENCIA	55	18	* *
Other Pharmaceuticals
EFFERALGAN	69	62	11%

**	In excess of 200%.

•

Sales of PLAVIX*, a platelet aggregation inhibitor that is part of the Company’s alliance with Sanofi, increased 4%, including a 1% favorable foreign exchange impact, to $1,189 million in the second quarter of 2007 from $1,145 million in the same period in 2006. Sales of PLAVIX* increased 3% in the U.S. in the second quarter of 2007 to $1,015 million from $988 million in the same period in 2006 primarily due to increased demand. The Company estimated the impact of the at-risk launch of generic clopidogrel bisulfate to be in the range of $50 million to $100 million for the second quarter of 2007 as inventory of generic clopidogrel bisulfate in the distribution channels was substantially depleted at June 30, 2007. Estimated total U.S. prescription demand for clopidogrel bisulfate (branded and generic) increased 11% in the second quarter of 2007 compared to 2006, while estimated total U.S. prescription demand for branded PLAVIX* increased 1% in the same period. While market exclusivity for PLAVIX* is expected to expire in 2011 in the U.S. and 2013 in the majority of the European markets, the composition of matter patent for PLAVIX* is the subject of litigation. For additional information on the PLAVIX* litigations, as well as the generic launch by Apotex, see “—PLAVIX*” above and “Item 1. Financial Statements—Note 16. Legal Proceedings and Contingencies.”

•

Sales of AVAPRO*/AVALIDE*, an angiotensin II receptor blocker for the treatment of hypertension, also part of the Sanofi alliance, increased 6%, including a 2% favorable foreign exchange impact, to $297 million in the second quarter of 2007 from $280 million in the same period in 2006. U.S. sales increased 2% to $170 million in the second quarter of 2007 from $167 million in the same period in 2006, primarily due to higher average net selling prices. Estimated total U.S. prescription demand decreased approximately 2% compared to 2006. International sales increased 12%, including a 6% favorable foreign exchange impact, to $127 million compared to $113 million in the same period in 2006. Market exclusivity for AVAPRO*/AVALIDE* (known in the European Union (EU) as APROVEL*/KARVEA*) is expected to expire in 2012 (including pediatric extension) in the U.S. and in countries in the EU; AVAPRO*/AVALIDE* is not currently marketed in Japan.

•

Sales of PRAVACHOL, an HMG Co-A reductase inhibitor, decreased 59%, including a 2% favorable foreign exchange impact, to $132 million in the second quarter of 2007 from $323 million in the same period in 2006, due to increased generic competition in the U.S. and key European markets. Market exclusivity protection expired in April 2006 in the U.S. Market exclusivity in the EU ended in 2004, with the exception of Sweden, where expiration occurred in March 2006, Italy, where expiration will occur in January 2008, and France, where generic competition that was not authorized by the Company commenced in July 2006.

•

Sales of COUMADIN, an oral anti-coagulant used predominantly in patients with atrial fibrillation or deep venous thrombosis/pulmonary embolism, decreased 5%, including a 1% favorable foreign exchange impact, to $52 million in the second quarter of 2007 compared to $55 million in the same period in 2006, primarily due to continued competition. Estimated total U.S. prescription demand decreased approximately 16% compared to 2006. Market exclusivity for COUMADIN expired in the U.S. in 1997.

•

Sales of REYATAZ, a protease inhibitor for the treatment of human immunodeficiency virus (HIV), increased 8%, including a 3% favorable foreign exchange impact, to $254 million in the second quarter of 2007 from $236 million in the same period in 2006. U.S. sales increased 13% to $138 million in the second quarter of 2007 from $122 million in the same period in 2006, primarily due to higher demand. Estimated total U.S. prescription demand increased approximately 13% compared to 2006. International sales increased 2%, including a 6% favorable foreign exchange impact, to $116 million in the second quarter of 2007 from $114 million in the same period in 2006. Market exclusivity for REYATAZ is expected to expire in 2017 in the U.S., in countries in the EU and in Japan.

•

Sales of the SUSTIVA Franchise, a non-nucleoside reverse transcriptase inhibitor for the treatment of HIV, increased 21%, including a 3% favorable foreign exchange impact, to $233 million in the second quarter of 2007 from $193 million in the same period in 2006. U.S. sales increased 28% to $147 million in the second quarter of 2007 from $115 million in the same period in 2006, primarily due to higher demand. Estimated total U.S. prescription growth increased approximately 25% compared to 2006. International sales increased 10%, including a 7% favorable foreign exchange impact, to $86 million in the second quarter of 2007 from $78 million in the same period in 2006. In July 2006, the Company and Gilead Sciences, Inc. (Gilead) launched ATRIPLA*, a once-daily single tablet three-drug regimen for HIV intended as a stand-alone therapy or in combination with other antiretrovirals. Total revenue for the SUSTIVA Franchise includes sales of SUSTIVA as well as revenue from bulk efavirenz included in the combination therapy ATRIPLA*. The Company records revenue for the bulk efavirenz component of ATRIPLA* upon sales of ATRIPLA* by the joint venture with Gilead to third-party customers. The Company has a composition of matter patent that expires in 2013 in the U.S. and in countries in the EU; the Company does not, but others do, market SUSTIVA in Japan. For additional information on revenue recognition of the SUSTIVA Franchise, see “Item 1. Financial Statements—Note 2. Alliances and Investments.”

•

Sales of BARACLUDE, an oral antiviral agent for the treatment of chronic hepatitis B, increased to $59 million in the second quarter of 2007 from $14 million in the same period of 2006, due to continued growth across all markets. The Company has a composition of matter patent that expires in the U.S. in 2010 and in Japan, Germany, France and the UK in 2011. As previously disclosed, BARACLUDE was launched in China in February 2006. As also previously disclosed, there is uncertainty about China’s exclusivity laws and due to this uncertainty, it is possible that one or more companies in China could receive marketing authorization from China’s health authority by the end of 2007.

•

Sales of ERBITUX*, which is sold by the Company almost exclusively in the U.S., decreased 6% to $162 million in the second quarter of 2007 from $172 million in the same period in 2006, due to increased competition in the colorectal cancer market. ERBITUX* is marketed by the Company under a distribution and copromotion agreement with ImClone. A use patent relating to combination therapy with cytotoxic treatments expires in 2017. There is no patent covering monotherapy. Currently, generic versions of biological products cannot be approved under U.S. law. However, the law could change in the future. Even in the absence of new legislation, the FDA is taking steps toward allowing generic versions of certain biologics. The Company’s right to market ERBITUX* in North America and Japan under its agreement with ImClone expires in September 2018. The Company does not, but others do, market ERBITUX* in countries in the EU.

•

Sales of TAXOL® (paclitaxel), an anti-cancer agent sold almost exclusively in non-U.S. markets, decreased 36% to $95 million in the second quarter of 2007 from $149 million in the same period in 2006, primarily due to increased generic competition in Europe and generic entry in Japan during the third quarter of 2006. Market exclusivity protection for TAXOL® (paclitaxel) expired in 2000 in the U.S. and in 2003 in countries in the EU. Two generic paclitaxel products have received regulatory approval in Japan, of which one has entered the market.

•

Sales of SPRYCEL, an oral inhibitor of multiple tyrosine kinases, for the treatment of adults with chronic, accelerated, or myeloid or lymphoid blast phase chronic myloid leukemia with resistance or intolerance to prior therapy, including GLEEVEC* (imatinib meslylate), were $35 million for the second quarter of 2007, compared to $21 million in the first quarter of 2007. SPRYCEL was launched in the U.S. in July 2006 and in certain European markets in the fourth quarter of 2006. Market exclusivity for SPRYCEL is expected to expire in 2020 in the U.S. and in certain European markets, pending patent grant.

•

Total revenue for ABILIFY*, an antipsychotic agent for the treatment of schizophrenia, acute bipolar mania and bipolar disorder, increased 27%, including a 2% favorable foreign exchange impact, to $412 million in the second quarter of 2007 from $324 million in the same period in 2006. U.S. sales increased 21% to $322 million in the second quarter of 2007 from $267 million in the same period in 2006, primarily due to higher demand and higher average net selling prices. Estimated total U.S. prescription demand increased approximately 13% compared to the same period last year.

International sales increased 58%, including an 11% favorable foreign exchange impact, to $90 million in the second quarter of 2007 from $57 million in the same period in 2006 due to continued growth across European markets. Total revenue for ABILIFY* primarily consists of alliance revenue representing the Company’s 65% share of net sales in countries where it copromotes with Otsuka Pharmaceutical Co., Ltd. (Otsuka), and the product is sold by an Otsuka affiliate as a distributor. Otsuka’s market exclusivity protection for ABILIFY* is expected to expire in 2014 in the U.S. (including the granted patent term extension). For information on patent litigations relating to ABILIFY, see “Item 1. Financial Statements—Note 16. Legal Proceedings and Contingencies.” The Company also has the right to copromote ABILIFY* in several European countries (the UK, France, Germany and Spain) and to act as exclusive distributor for the product in the rest of the EU. Market exclusivity protection for ABILIFY* is expected to expire in 2009 for countries in the EU (and may be extended until 2014 if pending supplemental protection certificates are granted). The Company’s contractual right to market ABILIFY* expires in November 2012 in the U.S. and Puerto Rico and, for the countries in the EU where the Company has the exclusive right to market ABILIFY* until June 2014. For additional information on revenue recognition of ABILIFY*, see “Item 1. Financial Statements—Note 2. Alliances and Investments.”

•

Sales of ORENCIA, a fusion protein indicated for adult patients with moderate to severe rheumatoid arthritis who have had an inadequate response to one or more currently available treatments, such as methotrexate or anti-tumor necrosis factor therapy, increased to $55 million in the second quarter of 2007 from $18 million in the same period in 2006. ORENCIA was launched in 2006. The Company has a composition of matter patent that expires in the U.S. in 2016 but may be eligible for patent term restoration, which could possibly extend the term. As noted above, generic versions of biological products cannot be approved under U.S. law, but the law could change in the future.

•

Sales of EFFERALGAN, a formulation of acetaminophen for pain relief sold principally in Europe, increased 11%, including a 7% favorable foreign exchange impact, to $69 million in the second quarter of 2007 from $62 million in the same period in 2006.

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

Estimated End-User Demand

U.S. Pharmaceuticals

The following tables set forth for each of the Company’s top 15 pharmaceutical products (based on 2006 annual net sales) sold by the U.S. Pharmaceuticals business, for the three months ended June 30, 2007 compared to the same periods in the prior year: (i) changes in reported U.S. net sales for the period; (ii) estimated total U.S. prescription change for the retail and mail order channels calculated by the Company based on NGPS version 2.0 data on a weighted average basis; and (iii) the estimated U.S. therapeutic category share of the applicable product calculated by the Company based on NGPS version 2.0 data on a weighted-average basis. Prior year prescription data has been adjusted to conform to the NGPS version 2.0 data.

	Three Months Ended June 30, 2007		Month Ended June 30, 2007
	Change in U.S. Net Sales(a)	Change in U.S. Total Prescriptions(b)	Estimated TRx Therapeutic Category Share (b, c)
ABILIFY* (total revenue)	21%	13%	13%
AVAPRO*/AVALIDE*	2	(2)	13
BARACLUDE	122	77	27
COUMADIN	(7)	(16)	14
ERBITUX* (d)	(7)	N/A	N/A
GLUCOPHAGE* Franchise	(23)	(33)	1
KENALOG (e)	18	N/A	N/A
ORENCIA(d)	194	N/A	N/A
PARAPLATIN (d)	(50)	N/A	N/A
PLAVIX*	3	1	86
PRAVACHOL	(63)	(74)	1
REYATAZ (f)	13	13	19
SPRYCEL (g)	—	—	5
SUSTIVA Franchise (f, h) (total revenue)	28	25	35
ZERIT	(17)	(27)	4

	Three Months Ended June 30, 2006		Month Ended June 30, 2006
	Change in U.S. Net Sales(a)	Change in U.S. Total Prescriptions(b)	Estimated TRx Therapeutic Category Share(b, c)
ABILIFY* (total revenue)	34%	22%	12%
AVAPRO*/AVALIDE*	6	2	14
BARACLUDE	80	* *	20
COUMADIN	10	(21)	17
ERBITUX* (d)	77	N/A	N/A
GLUCOPHAGE* Franchise	(50)	(51)	1
KENALOG (e)	47	N/A	N/A
ORENCIA (d)	—	N/A	N/A
PARAPLATIN (d)	* *	N/A	N/A
PLAVIX*	20	12	87
PRAVACHOL	(64)	(59)	1
REYATAZ (f)	24	13	19
SPRYCEL (g)	—	—	—
SUSTIVA (f)	19	4	31
ZERIT	(31)	(33)	6

(a)	Reflects percentage change in net sales in dollar terms, including change in average selling prices and wholesaler buying patterns.
(b)	Derived by multiplying NGPS mail order prescription data by a factor that approximates three and adding to this the NGPS retail prescriptions.
(c)	The therapeutic categories are determined by the Company as those products considered to be in direct competition with the Company’s own products. The products listed above compete in the following therapeutic categories: ABILIFY* (antipsychotics), AVAPRO*/AVALIDE* (angiotensin receptor blockers), BARACLUDE (oral antiviral agent), COUMADIN (warfarin), ERBITUX* (oncology), GLUCOPHAGE* Franchise (oral antidiabetics), KENALOG (intra-articular/intramuscular steroid), ORENCIA (fusion protein), PARAPLATIN (carboplatin), PLAVIX* (antiplatelet agents), PRAVACHOL (HMG CoA reductase inhibitors), REYATAZ and the SUSTIVA Franchise (antiretrovirals—third agents excluding NORVIR* and TRIZIVIR*), SPRYCEL (TKIs for leukemia), and ZERIT (nucleoside reverse transcriptase inhibitors).
(d)	ERBITUX*, ORENCIA and PARAPLATIN are parenterally administered products and do not have prescription-level data as physicians do not write prescriptions for these products. The Company believes therapeutic category share information provided by third parties for these products may not be reliable and accordingly, none is presented here.
(e)	The Company does not have prescription level data because the product is not dispensed through a retail pharmacy. The Company believes therapeutic category share information provided by third parties for this product may not be reliable and accordingly, none is presented here.

(f)	REYATAZ and the SUSTIVA Franchise have been recalculated as a percentage share of antiretrovirals – third agents excluding NORVIR* and TRIZIVIR*.
(g)	SPRYCEL was launched in the U.S. in July 2006.
(h)	Beginning in the third quarter of 2006, SUSTIVA Franchise (total revenue) includes sales of SUSTIVA, as well as revenue of bulk efavirenz included in the combination therapy, ATRIPLA*. The therapeutic category share information and change in U.S. total prescriptions growth for SUSTIVA Franchise (antiretrovirals – third agents excluding NORVIR* and TRIZIVIR*) includes both branded SUSTIVA and ATRIPLA* prescription units.
**	In excess of 200%.

The Company is reporting REYATAZ's estimated TRx category share within the antiretrovirals—third agents (excluding NORVIR* and TRIZIVIR*) category rather than the protease inhibitors (excluding NORVIR*) category. The Company believes that the antiretrovirals—third agents (excluding NORVIR* and TRIZIVIR*) category more closely reflects the use of protease inhibitors, which has evolved and competes with other products within the antiretrovirals—third agents (excluding NORVIR* and TRIZIVIR*) category. The historical trends of growth in REYATAZ's estimated TRx category share between the two categories are not materially different.

On July 23, 2007, IMS issued a Product News bulletin announcing that it had revised its previously issued projected prescription and unit volumes for PLAVIX* and Apotex’s generic clopidogrel bisulfate product, which IMS had overstated for the months August 2006 through June 2007 due to market events surrounding the at-risk launch of generic clopidogrel bisulfate. Due to these unique circumstances, the high degree of volatility and the compressed timeframe of these events, IMS applied a custom approach to estimate PLAVIX* and generic clopidogrel bisulfate product and market volumes beginning in July 2007.

The IMS overstatement of PLAVIX* prescription and unit volumes did not impact the Company’s financial results or its reported net sales for PLAVIX* for the quarters ended September 30, 2006, December 31, 2006 or March 31, 2007.

The following table sets forth the Company’s (i) previously reported estimated prescription change data and estimated therapeutic category share based on National Prescription Audit (NPA) data for the quarters ended September 30, 2006 and December 31, 2006; (ii) previously reported estimated prescription change data and estimated therapeutic category share based on NGPS version 2.0 data for the quarter ended March 31, 2007; and (iii) revised estimated prescription change data and estimated therapeutic category share based on revised NGPS version 2.0 data using the IMS custom approach.

	PLAVIX*		Clopidogrel Bisulfate (Branded and Generic)
	As Reported (NPA Data)	Revised (NGPS v2 Data)	As Reported (NPA Data)	Revised (NGPS v2 Data)
Change in U.S. Total Prescriptions
Three Months Ended March 31, 2007(a)	(28)%	(36)%	18%	9%
Three Months Ended December 31, 2006	(64)	(70)	14	11
Three Months Ended September 30, 2006	(32)	(36)	14	11

Twelve Months Ended December 31, 2006	(18)	(21)	14	12
Nine Months Ended September 30, 2006	(2)	(4)	N/A	N/A

Estimated TRx Therapeutic Category Share
Month Ended March 31, 2007(a)	65	62	N/A	N/A
Month Ended December 31, 2006	34	29	N/A	N/A
Month Ended September 30, 2006	23	19	N/A	N/A

(a)	NGPS version 2.0 data

The above IMS overstated data also impacted the Company’s previously reported estimate of the adverse effect of the at-risk launch of generic clopidogrel bisulfate of $300 million to $350 million for the three months ended March 31, 2007. Based on the revised data issued by IMS, the Company now estimates the adverse effect of the at-risk launch of generic clopidogrel bisulfate to be $200 million to $250 million for the three months ended March 31, 2007.

The estimated prescription change data and estimated therapeutic category share reported throughout this Form 10-Q only include information from the retail and mail order channels and do not reflect information from other channels, such as hospitals, institutions and long-term care, among others. The data provided by IMS are a product of IMS’ own record-keeping processes and are estimates based on IMS’ sampling procedures, subject to the inherent limitations of estimates based on sampling.

International Pharmaceuticals, Nutritionals and Other Health Care

As previously disclosed, for the Company’s Pharmaceuticals business outside of the U.S., Nutritionals and Other Health Care business units around the world, the Company has significantly more direct customers, limited information on direct customer product level inventory and corresponding out-movement information and the reliability of third party demand information, where available, varies widely. Accordingly, the Company relies on a variety of methods to estimate direct customer product level inventory and to calculate months on hand for these business units. As such, the information required to estimate months on hand in the direct customer distribution channel for non-U.S. Pharmaceuticals business for the quarter ended June 30, 2007 is not available prior to the filing of this quarterly report on Form 10-Q. The Company will disclose this information on its website and furnish it on Form 8-K approximately 60 days after the end of the second quarter.

The following table, which was posted on the Company’s web site and filed on Form 8-K on May 31, 2007, sets forth for each of the Company’s key pharmaceutical products sold by the Company’s International Pharmaceuticals business, including the top 15 pharmaceutical products sold in the Company’s major non-U.S. countries (based on 2006 net sales), and for each of the key products sold by the other reporting segments listed below, the percentage change in the Company’s estimated ultimate patient/consumer demand for the months of March 2007 and December 2006 compared to the same periods in the prior year.

	% Change in Demand on a Constant U.S. Dollar Basis
	March 2007 vs. March 2006	December 2006 vs. December 2005
International Pharmaceuticals
ABILIFY* (total revenue)	5%	15%
AVAPRO*/AVALIDE*	5	6
BARACLUDE	23	* *
BUFFERIN*	—	11
CAPOTEN	(6)	(16)
DAFALGAN	—	5
EFFERALGAN	(1)	2
MAXIPIME	(4)	(23)
MONOPRIL	(8)	(10)
ORENCIA	* *	N/A
PERFALGAN	1	17
PLAVIX*	1	(8)
PRAVACHOL	(1)	(63)
REYATAZ	16	23
SPRYCEL	N/A	N/A
SUSTIVA Franchise (total revenue)	3	4
TAXOL® (paclitaxel)	(5)	(18)
VIDEX/VIDEX EC	11	(33)
Nutritionals
ENFAMIL/ENFAGROW	6	6
NUTRAMIGEN	4	17
Other Health Care
ConvaTec
Ostomy	5	—
Wound Therapeutics	3	5
Medical Imaging
CARDIOLITE	(8)	(5)

**	In excess of 200%.

Estimated Inventory Months on Hand in the Distribution Channel

U.S. Pharmaceuticals

The following tables set forth for each of the Company’s top 15 pharmaceutical products (based on 2006 annual net sales) sold by the Company’s U.S. Pharmaceuticals business, the U.S. Pharmaceuticals net sales and the estimated number of months on hand of the applicable product in the U.S. wholesaler distribution channel for the quarters ended June 30, 2007 and 2006 and March 31, 2007 and 2006.

	June 30, 2007		June 30, 2006
Dollars in Millions	Net Sales	Months on Hand	Net Sales	Months on Hand
ABILIFY* (total revenue)	$322	0.4	$267	0.5
AVAPRO*/AVALIDE*	170	0.4	167	0.5
BARACLUDE	20	0.7	9	0.7
COUMADIN	43	0.7	46	0.8
ERBITUX*	160	0.4	172	—
GLUCOPHAGE* Franchise	17	0.6	22	0.6
KENALOG	26	0.5	22	0.8
ORENCIA	53	0.5	18	0.3
PARAPLATIN	1	17.5	2	1.7
PLAVIX*	1,015	0.4	988	0.5
PRAVACHOL	47	0.5	128	1.0
REYATAZ	138	0.6	122	0.6
SPRYCEL	14	0.8	—	—
SUSTIVA Franchise (a) (total revenue)	147	0.7	115	0.5
ZERIT	15	0.7	18	0.7

	March 31, 2007		March 31, 2006
Dollars in Millions	Net Sales	Months on Hand	Net Sales	Months on Hand
ABILIFY* (total revenue)	$293	0.4	$231	0.5
AVAPRO*/AVALIDE*	163	0.4	139	0.4
BARACLUDE	17	0.6	9	1.0
COUMADIN	38	0.7	47	0.6
ERBITUX*	158	0.3	136	—
GLUCOPHAGE* Franchise	21	0.6	25	0.7
KENALOG	18	0.5	23	0.7
ORENCIA	40	0.3	5	0.9
PARAPLATIN	5	13.8	7	1.2
PLAVIX*	787	0.6	850	0.4
PRAVACHOL	57	0.6	302	0.4
REYATAZ	143	0.7	119	0.6
SPRYCEL	10	0.7	—	—
SUSTIVA Franchise (a) (total revenue)	144	0.7	108	0.5
ZERIT	12	0.6	19	0.7

(a)	Beginning in the third quarter of 2006, the SUSTIVA Franchise includes sales of SUSTIVA, as well as revenue of bulk efavirenz included in the combination therapy, ATRIPLA*. The estimated months on hand of the product in the U.S. wholesale distribution channel only include branded SUSTIVA inventory.

In October 2004, the U.S. pediatric exclusivity period for PARAPLATIN expired. The resulting entry of multiple generic competitors for PARAPLATIN led to a significant decrease in demand for PARAPLATIN, which in turn led to the months on hand of the product in the U.S. wholesaler distribution channel exceeding one month on hand at June 30, 2007, March 31, 2007, June 30, 2006 and March 31, 2006. The estimated value of PARAPLATIN inventory in the U.S. wholesaler distribution channel over one month on hand was approximately $0.3 million at June 30, 2007, $0.4 million at March 31, 2007, $1.4 million at June 30, 2006 and $0.9 million at March 31, 2006. The Company no longer produces PARAPLATIN for the U.S. market and will continue to monitor PARAPLATIN wholesaler inventory levels until they have been depleted.

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

The Company maintains inventory management agreements (IMAs) with most of its U.S. Pharmaceuticals wholesalers, which account for nearly 100% of total gross sales of U.S. pharmaceutical products. Under the current terms of the IMAs, the Company’s three largest wholesaler customers provide the Company with weekly information with respect to inventory levels of product on hand and the amount of out-movement of products. These three wholesalers accounted for 90% of total gross sales of U.S. Pharmaceuticals products in the second quarter of 2007. The inventory information received from these wholesalers excludes inventory held by intermediaries to whom they sell, such as retailers and hospitals, and excludes goods in transit to such wholesalers. The Company uses the information provided by these three wholesalers as of the Friday closest to quarter end to calculate the amount of inventory on hand for these wholesalers at the applicable quarter end. This amount is then increased by the Company’s estimate of goods in transit to these wholesalers based on the Company’s records of sales to these wholesalers, which have not been reflected in the weekly data provided by the wholesalers. Under the Company’s revenue recognition policy, sales are recorded when substantially all the risks and rewards of ownership are transferred, which in the U.S. Pharmaceuticals business is generally when product is shipped. In such cases, goods in transit to a wholesaler are owned by the applicable wholesaler and, accordingly, are reflected in the calculation of inventories in the wholesaler distribution channel. The Company determines the out-movement of a product from these wholesalers over a period of 31 days by using the most recent four weeks of out-movement of a product as provided by these wholesalers and extrapolating such amount to a 31 day basis. The Company estimates for each product, inventory levels on hand and out-movements for all its U.S. Pharmaceuticals business wholesaler customers, by adjusting the three largest wholesalers’ inventory levels and out-movements by a factor that approximates the other remaining wholesalers’ percentage share of total gross sales for such product in the U.S. In addition, the Company receives inventory information from these other wholesalers on a selective basis for certain key products.

The Company’s U.S. Pharmaceuticals business through the IMAs discussed above, has arrangements with substantially all of its direct wholesaler customers and requires those wholesalers to maintain inventory at levels that are no more than one month of their demand.

ORENCIA was launched in February 2006. From launch through the second quarter of 2006, the Company distributed ORENCIA through an exclusive distribution arrangement with a single distributor. Following approval of the sBLA that allows a third party to manufacture ORENCIA at an additional site, the exclusive distribution arrangement terminated on July 17, 2006 and the Company expanded its distribution network for ORENCIA to multiple distributors. The above estimates of months on hand was calculated by dividing the inventories of ORENCIA held by these distributors at the end of the quarter by the out-movement of the product over the last 31 day period, as reported by these distributors. The inventory on hand and out-movements reported by these distributors are a product of the distributors’ own record-keeping processes.

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

Estimated Inventory Months on Hand in the Distribution Channel

The following table, which was posted on the Company’s website and filed on Form 8-K on May 31, 2007, sets forth for each of the Company’s key products sold by the businesses listed below, the net sales of the applicable product for each of the quarters ended March 31, 2007, December 31, 2006, March 31, 2006 and December 31, 2005, and the estimated number of months on hand of the applicable product in the direct customer distribution channel for the business as of the end of each of the four quarters. The estimates of months on hand for key products described below for the International Pharmaceuticals business are based on data collected for all of the Company’s significant business units outside of the U.S. Also described further below is information on non-key product(s) where the amount of inventory on hand at direct customers is more than approximately one month and the impact is not de minimis. For the other non-Pharmaceuticals reporting segments, estimates are based on data collected for the U.S. and all significant business units outside of the U.S.

	March 31, 2007		December 31, 2006		March 31, 2006		December 31, 2005
(Dollars in Millions)	Net Sales	Months on Hand	Net Sales	Months on Hand	Net Sales	Months on Hand	Net Sales	Months on Hand
International Pharmaceuticals
ABILIFY* (total revenue)	$73	0.6	$68	0.7	$52	0.6	$49	0.6
AVAPRO*/AVALIDE*	107	0.5	125	0.6	94	0.5	109	0.6
BARACLUDE	28	0.7	18	0.8	2	1.1	1	—
BUFFERIN*	24	0.5	32	0.5	22	0.6	36	0.7
CAPOTEN	26	0.8	31	0.8	35	0.8	38	0.8
DAFALGAN	44	1.2	40	1.0	37	1.4	34	1.2
EFFERALGAN	81	1.1	74	0.7	68	1.2	74	1.0
MAXIPIME	29	0.5	33	0.6	40	0.8	48	0.8
MONOPRIL	36	0.8	35	0.9	46	1.1	43	0.9
ORENCIA	1	0.3	1	—	—	—	—	—
PERFALGAN	58	0.5	54	0.5	46	0.6	43	0.6
PLAVIX*	151	0.5	153	0.6	136	0.5	155	0.6
PRAVACHOL	78	0.6	96	0.8	234	1.5	218	0.8
REYATAZ	120	0.9	111	1.0	88	0.6	78	0.6
SPRYCEL	11	0.4	3	0.5	—	—	—	—
SUSTIVA Franchise (a) (total revenue)	82	0.5	78	0.5	67	0.5	68	0.6
TAXOL® (paclitaxel)	107	0.7	128	0.7	143	0.6	176	0.8
VIDEX/VIDEX EC	27	1.1	29	1.4	31	0.8	34	0.9
Nutritionals
ENFAMIL/ENFAGROW	326	0.8	338	0.9	304	0.9	330	1.0
NUTRAMIGEN	52	0.9	54	1.0	48	1.0	48	1.1
Other Health Care
ConvaTec
Ostomy	130	0.9	151	1.0	123	0.9	145	1.0
Wound Therapeutics	107	0.9	123	1.0	98	0.9	112	0.9
Medical Imaging
CARDIOLITE	99	0.7	103	0.9	103	0.8	100	1.0

(a)	Beginning in the third quarter of 2006, the SUSTIVA Franchise includes sales of SUSTIVA, as well as revenue of bulk efavirenz included in the combination therapy, ATRIPLA*. The estimated months on hand of the product in the distribution channel only include branded SUSTIVA inventory.

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

The Company relies on a variety of methods to calculate months on hand for these businesses and reporting segments. Where available, the Company relies on information provided by third parties to determine estimates of aggregate product level inventory on hand at direct customers and expected demand. For the businesses and reporting segments listed above, however, the Company has limited information on direct customer product level inventory, end-user consumption and direct customer out-movement data.

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

As of March 31, 2007, March 31, 2006 and December 31, 2005, DAFALGAN, an analgesic product sold principally in Europe, had approximately 1.2, 1.4 and 1.2 months of inventory on hand, respectively, at direct customers. The level of inventory on hand was due primarily to private pharmacists purchasing DAFALGAN approximately once every eight weeks and the seasonality of the product.

As of March 31, 2007 and March 31, 2006, EFFERALGAN, an analgesic product sold principally in Europe, had approximately 1.1 and 1.2 months of inventory on hand, respectively, at direct customers. The level of inventory on hand is due primarily to private pharmacists purchasing EFFERALGAN approximately once every eight weeks and the seasonality of the product.

As of March 31, 2006, MONOPRIL, a cardiovascular product, had approximately 1.1 months of inventory on hand at direct customers. The level of inventory on hand was due primarily to supply of the product in support of its inclusion in a government program in Russia.

As of March 31, 2006, PRAVACHOL, a cardiovascular product, had approximately 1.5 months of inventory on hand at direct customers. The increased level of inventory on hand was due primarily to an increase in orders from a significant direct customer in France.

As of March 31, 2007 and December 31, 2006, VIDEX/VIDEX EC, an antiviral product, had approximately 1.1 and 1.4 months of inventory on hand, respectively, at direct customers. The increased level of inventory on hand is due primarily to government purchasing patterns in Brazil. The Company is contractually obligated to provide VIDEX/VIDEX EC to the Brazilian government upon placement of an order for product by the government. Under the terms of the contract, the Company has no control over the inventory levels relating to such orders.

As of December 31, 2005, NUTRAMIGEN, an infant nutritional product sold principally in the U.S., had approximately 1.1 months of inventory on hand at direct customers. The level of inventory on hand at the end of the quarter ended December 31, 2005 was due primarily to holiday stocking by retailers.

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

HEALTH CARE GROUP

The combined second quarter 2007 revenues from the Health Care Group increased 6%, including a 3% favorable foreign exchange impact, to $1.1 billion compared to the same period in 2006.

Nutritionals

The composition of the change in nutritional sales is as follows:

	Total Change	Analysis of % Change
Three Months Ended June 30,		Volume	Price	Foreign Exchange
2007 vs. 2006	7%	2%	2%	3%

Key Nutritional product lines and their sales, representing 96% of total Nutritional sales in the second quarter of 2007 and 2006 are as follows:

	Three Months Ended June 30,
Dollars in Millions	2007	2006	% Change
Infant Formulas	$435	$417	4%
ENFAMIL	267	253	6%
Toddler/Children’s Nutritionals	163	141	16%
ENFAGROW	70	59	19%

Worldwide Nutritional sales increased 7%, including a 3% favorable foreign exchange impact, to $620 million in the second quarter of 2007 from $582 million in the same period in 2006. U.S. Nutritional sales decreased 2% to $275 million in the second quarter of 2007, primarily due to decreased sales of infant formula and other pediatric nutritionals. International Nutritional sales increased 15% to $345 million in the second quarter of 2007, including a 6% favorable foreign exchange impact, primarily due to increased sales of toddlers and children’s nutritional products and ENFAMIL, the Company’s best-selling infant formula.

Other Health Care

The Other Health Care segment includes ConvaTec and the Medical Imaging business. The composition of the change in Other Health Care segment sales is as follows:

	Total Change	Analysis of % Change
Three Months Ended June 30,		Volume	Price	Foreign Exchange
2007 vs. 2006	6%	3%	—	3%

Other Health Care sales by business and their key products for the second quarter of 2007 and 2006 were as follows:

	Three Months Ended June 30,
Dollars in Millions	2007	2006	% Change
ConvaTec	$286	$262	9%
Ostomy	150	141	6%
Wound Therapeutics	119	107	11%
Medical Imaging	171	168	2%
CARDIOLITE	106	105	1%

•

Worldwide ConvaTec sales increased 9%, including a 5% favorable foreign exchange impact, to $286 million in the second quarter of 2007 from $262 million in the same period in 2006. Sales of wound therapeutic products increased 11%, including a 5% favorable foreign exchange impact, to $119 million in the second quarter of 2007 from $107 million in the same period in 2006, primarily due to continued growth of AQUACEL.

•	Worldwide Medical Imaging sales increased 2% to $171 million in the second quarter of 2007 from $168 million in the same period in 2006.

Geographic Areas

In general, the Company’s products are available in most countries in the world. The largest markets are in the U.S., France, Canada, Japan, Spain, Italy, Germany and Mexico. The Company’s sales by geographic areas were as follows:

	Three Months Ended June 30,
	Net Sales			% of Total Net Sales
Dollars in Millions	2007	2006	% Change	2007	2006
United States	$2,830	$2,806	1%	57%	58%
Europe, Middle East and Africa	1,131	1,173	(4)%	23%	24%
Other Western Hemisphere	418	395	6%	9%	8%
Pacific	549	497	10%	11%	10%

Total	$4,928	$4,871	1%	100%	100%

Sales in the U.S. increased 1%, primarily due to the continued growth of ABILIFY*, the SUSTIVA Franchise, PLAVIX* and REYATAZ, as well as sales of newer products BARACLUDE, ORENCIA and SPRYCEL, partially offset by increased generic competition for PRAVACHOL.

Sales in Europe, Middle East and Africa decreased 4%, including a 6% favorable foreign exchange impact, as a result of sales decline of PRAVACHOL and TAXOL® (paclitaxel) resulting from increased generic competition. This decrease in sales was partially offset by increased sales in major European markets of ABILIFY*, SPRYCEL, REYATAZ, BARACLUDE, the SUSTIVA Franchise and EFFERALGAN.

Sales in the Other Western Hemisphere countries increased 6%, including a 4% favorable foreign exchange impact, primarily due to increased sales of PLAVIX* in Canada and Mexico, partially offset by the discontinued commercialization of TEQUIN.

Sales in the Pacific region increased 10%, including a 4% favorable foreign exchange impact, primarily due to increased sales of BARACLUDE in China and Japan, as well as increased sales of Nutritional products across the region, partially offset by lower sales of TAXOL ® (paclitaxel) in Japan due to generic competition.

Expenses

	Three Months Ended June 30,
	Expenses			% of Net Sales
Dollars in Millions	2007	2006	% Change	2007	2006
Cost of products sold	$1,549	$1,568	(1)%	31.4%	32.2%
Marketing, selling and administrative	1,209	1,181	2%	24.5%	24.2%
Advertising and product promotion	368	352	5%	7.5%	7.2%
Research and development	778	740	5%	15.8%	15.2%
Provision for restructuring, net	7	3	133%	0.1%	0.1%
Litigation expense/(income), net	14	(14)	200%	0.3%	(0.3)%
Gain on sale of product assets	(26)	—	(100)%	(0.5)%	—
Equity in net income of affiliates	(128)	(125)	(2)%	(2.6)%	(2.6)%
Other expense, net	—	56	(100)%	—	1.2%

Total Expenses, net	$3,771	$3,761	—	76.5%	77.2%

**	In excess of 200%.

•

Cost of products sold, as a percentage of net sales, decreased to 31.4% in the second quarter of 2007 compared to 32.2% in the same period in 2006. In the second quarter of 2006, the Company reclassified into cost of products sold $24 million or 0.5% as a percentage of sales, of certain costs which were reported in marketing, selling and administrative expenses in the first quarter of 2006. In addition to the reclassification, the decrease was due primarily to sales growth of higher margin products.

•

Marketing, selling and administrative expenses increased 2% to $1,209 million in the second quarter of 2007 compared to the same period in 2006, due to a 2% increase resulting from the reclassification of certain costs in 2006 mentioned above.

•

Advertising and product promotion spending increased 5% to $368 million in the second quarter of 2007 from $352 million in the same period in 2006, driven primarily by increased investments in the nutritional business as well as product introduction costs related to international pharmaceuticals.

•

Research and development expenses increased 5% to $778 million in the second quarter of 2007 from $740 million in the same period in 2006. This increase primarily reflects higher licensing upfront and milestone payments and continued investments in late-stage compounds, partially offset by sharing of codevelopment costs with alliance partners AstraZeneca and Pfizer. The second quarter 2007 milestone and upfront payments related to agreements with Isis and Albany Molecular Research, Inc. Research and development spending dedicated to pharmaceutical products increased to 19.0% of pharmaceutical sales in the second quarter of 2007, compared to 17.8% in the same period in 2006.

•

Restructuring programs have been implemented to downsize, realign and streamline operations in order to increase productivity, reduce operating expenses and to rationalize the Company’s manufacturing network and the sales and marketing organizations. Actions under the second quarter 2007 restructuring programs are expected to be complete by mid-2008, while actions under the second quarter 2006 restructuring programs were substantially completed by late 2006. As a result of these actions, the Company expects the future annual benefit to earnings before minority interest and income taxes to be approximately $6 million and $4 million for the second quarter 2007 and 2006 programs, respectively. For additional information on restructuring, see “Item 1. Financial Statements—Note 3. Restructuring.”

•

Litigation expense of $14 million in the second quarter of 2007 was related to reserves recorded for the proposed settlement of certain pharmaceutical pricing and sales litigations. Litigation income of $14 million in the second quarter of 2006 was related to the settlement of a litigation matter. For additional information on litigation charges, see “Item 1. Financial Statements—Note 16. Legal Proceedings and Contingencies—Pricing, Sales and Promotional Practices Litigation and Investigations.”

•	The gain on sale of product assets of $26 million in 2007 was for the sale of certain assets related to dermatology products.

•

Equity in net income of affiliates for the second quarter of 2007 was $128 million, compared to $125 million in the second quarter of 2006. Equity in net income of affiliates is principally related to the Company’s international joint venture with Sanofi and investment in ImClone. The $3 million increase in equity in net income of affiliates is primarily due to increased net income in the Sanofi joint venture, partially offset by decreased net income from the equity investments in ImClone. For additional information on equity in net income of affiliates, see “Item 1. Financial Statements—Note 2. Alliances and Investments.”

•

Other expense, net, was $56 million in the second quarter of 2006. Other expense, net, includes net interest expense, foreign exchange gains and losses, income from third-party contract manufacturing, certain royalty income and expense, gains and losses on disposal of property, plant and equipment, certain other litigation matters, and deferred income recognized. The $56 million decrease in other expense, net, in 2007 from 2006 was primarily due to a net favorability resulting from foreign exchange movements, higher income from third-party contract manufacturing and lower net interest expense. For additional information, see “Item 1. Financial Statements—Note 6. Other Expense, Net.”

During the quarters ended June 30, 2007 and 2006, the Company recorded specified expense/(income) items that affected the comparability of results of the periods presented herein, which are set forth in the following tables:

Three Months Ended June 30, 2007

Dollars in Millions	Cost of products sold	Research and development	Provision for restructuring, net	Litigation settlement expense, net	Gain on sale of product assets	Total
Litigation Matters:
Litigation settlement	$—	$—	$—	$14	$—	$14

Other:
Upfront and milestone payments	—	17	—	—	—	17
Accelerated depreciation	13	—	—	—	—	13
Downsizing and streamlining of worldwide operations	—	—	7	—	—	7
Gain on sale of product assets	—	—	—	—	(26)	(26)

	$13	$17	$7	$14	$(26)	25

Income taxes on items above						(5)

Reduction to Net Earnings						$20

Three Months Ended June 30, 2006

Dollars in Millions	Cost of products sold	Research and development	Provision for restructuring, net	Litigation income, net	Total
Litigation Matters:
Commercial litigation	$—	$—	$—	$(14)	$(14)

Other:
Accelerated depreciation	20	1	—	—	21
Downsizing and streamlining of worldwide operations	—	—	3	—	3

	$20	$1	$3	$(14)	10

Income taxes on items above					3

Reduction to Net Earnings					$13

Earnings Before Minority Interest and Income Taxes

	Earnings Before Minority Interest and Income Taxes
	Three Months Ended June 30,
Dollars in Millions	2007	2006	% Change
Pharmaceuticals	$1,005	$943	7%

Nutritionals	167	186	(10)%
Other Health Care	160	134	19%

Health Care Group	327	320	2%

Total segments	1,332	1,263	5%
Corporate/Other	(175)	(153)	14%

Total	$1,157	$1,110	4%

In the second quarter of 2007, earnings before minority interest and income taxes increased 4% to $1,157 million from $1,110 million in the second quarter of 2006. The increase was primarily driven by continued growth of key products, improved gross margins, net favorability resulting from foreign exchange movements and lower net interest expense, partially offset by lower sales of PRAVACHOL and TAXOL® (paclitaxel), investment in advertising and product promotion, higher research and development expenses and the net impact of items that affected the comparability of results as discussed above.

PHARMACEUTICALS

Earnings before minority interest and income taxes increased to $1,005 million in the second quarter of 2007 from $943 million in the second quarter of 2006 primarily due to continued growth of key products and improved gross margins, partially offset by continued investment in research and development, including upfront and milestone payments and lower sales of PRAVACHOL and TAXOL® (paclitaxel).

HEALTH CARE GROUP

Nutritionals

Earnings before minority interest and income taxes decreased to $167 million in the second quarter of 2007 from $186 million in the second quarter of 2006, primarily due to increased investment in advertising and product promotion and spending in other operating expenses, partially offset by growth in international sales.

Other Health Care

Earnings before minority interest and income taxes increased to $160 million in the second quarter of 2007 from $134 million in the second quarter of 2006, primarily due to higher ConvaTec sales and lower operating expenses in Medical Imaging resulting from restructuring actions implemented in prior periods.

CORPORATE / OTHER

Loss before minority interest and income taxes was $175 million in the second quarter of 2007 compared to $153 million in the second quarter of 2006. The increase was primarily due to litigation expense in 2007 compared to litigation income in 2006, partially offset by favorability resulting from net foreign exchange movements and gain on sale of product assets in 2007.

Income Taxes

The effective income tax rate on earnings before minority interest and income taxes was 22.2% in the second quarter of 2007 compared to 23.1% in the second quarter of 2006. The decrease is due primarily to the re-enactment of the Research and Development tax credit in the fourth quarter of 2006 and the unfavorable impact in 2006 associated with the elimination of tax benefits under section 936 of the Internal Revenue Code (IRC), partially offset by the implementation of tax planning strategies related to the utilization of certain charitable contributions.

Six Months Results of Operations

Except as noted below, the factors affecting the second quarter comparisons all affected the six month comparisons.

	Six Months Ended June 30,
				% of Net Sales
Dollars in Millions	2007	2006	% Change	2007	2006
Net Sales	$9,404	$9,547	(1)%
Earnings before Minority Interest and Income Taxes	$2,074	$2,303	(10)%	22.1%	24.1%
Provision for Income Taxes	$343	$584	(41)%
Effective tax rate	16.5%	25.4%
Net Earnings	$1,396	$1,381	1%	14.8%	14.5%

Net sales for the first six months of 2007 decreased 1% to $9.4 billion, including a 2% favorable foreign exchange impact, compared to the same period in 2006. U.S. net sales decreased 2% to $5.3 billion in 2007 compared to 2006 due to loss of exclusivity of PRAVACHOL and the impact of generic clopidogrel bisulfate, partially offset by growth in other key products. International sales decreased 1%, including a 5% favorable foreign exchange impact, to $4.1 billion.

The composition of the change in sales is as follows:

		Analysis of % Change
Six Months Ended June 30,	Total Change	Volume	Price	Foreign Exchange
2007 vs. 2006	(1)%	(4)%	1%	2%

The percent of the Company’s net sales by segment were as follows:

	Six Months Ended June 30,
	Net Sales			% of Total Net Sales
Dollars in Millions	2007	2006	% Change	2007	2006
Pharmaceuticals	$7,308	$7,559	(3)%	77.7%	79.2%

Nutritionals	1,226	1,147	7%	13.0%	12.0%
Other Health Care	870	841	3%	9.3%	8.8%

Health Care Group	2,096	1,988	5%	22.3%	20.8%

Total	$9,404	$9,547	(1)%	100.0%	100.0%

The following table sets forth the reconciliation of the Company’s gross sales to net sales by each significant category of gross-to-net sales adjustments:

	Six Months Ended June 30,
Dollars in Millions	2007	2006
Gross Sales	$10,805	$11,066
Gross-to-Net Sales Adjustments
Prime Vendor Charge-Backs	(335)	(381)
Women, Infants and Children (WIC) Rebates	(429)	(444)
Managed Health Care Rebates and Other Contract Discounts	(190)	(198)
Medicaid Rebates	(96)	(119)
Cash Discounts	(119)	(125)
Sales Returns	(68)	(85)
Other Adjustments	(164)	(167)

Total Gross-to-Net Sales Adjustments	(1,401)	(1,519)

Net Sales	$9,404	$9,547

The decrease in prime vendor charge-backs in the six months ended June 30, 2007 compared to the same period in 2006 was primarily due to lower sales of TAXOL® (paclitaxel), PRAVACHOL and PARAPLATIN as a result of exclusivity loss. Medicaid rebates decreased due to lower utilization for PLAVIX* as well as lower gross sales volume in other products. Sales returns decreased primarily due to higher accruals in 2006 as a result of the discontinued commercialization of TEQUIN.

The following table sets forth the activities and ending balances of each significant category of gross-to-net sales adjustments:

Dollars in Millions	Prime Vendor Charge- Backs	Women, Infants and Children (WIC) Rebates	Managed Health Care Rebates and Other Contract Discounts	Medicaid Rebates	Cash Discounts	Sales Returns	Other Adjustments	Total
Balance at January 1, 2006	$107	$252	$167	$326	$26	$185	$124	$1,187
Provision related to sales made in current period	706	867	381	174	221	200	348	2,897
Provision related to sales made in prior periods	(3)	5	(33)	—	3	30	(9)	(7)
Returns and payments	(747)	(894)	(405)	(363)	(232)	(196)	(343)	(3,180)
Impact of foreign currency translation	—	—	1	—	—	2	4	7

Balance at December 31, 2006	63	230	111	137	18	221	124	904
Provision related to sales made in current period	336	428	195	96	118	69	166	1,408
Provision related to sales made in prior periods	(1)	1	(5)	—	1	(1)	(2)	(7)
Returns and payments	(339)	(408)	(178)	(98)	(114)	(100)	(174)	(1,411)
Impact of foreign currency translation	—	—	3	—	—	2	1	6

Balance at June 30, 2007	$59	$251	$126	$135	$23	$191	$115	$900

In 2007, no significant revisions were made to the estimates for gross-to-net sales adjustments related to sales made in prior periods.

Pharmaceuticals

The composition of the change in pharmaceutical sales is as follows:

		Analysis of % Change
Six Months Ended June 30,	Total Change	Volume	Price	Foreign Exchange
2007 vs. 2006	(3)%	(6)%	1%	2%

For the six months ended June 30, 2007, worldwide Pharmaceuticals sales decreased 3% to $7,308 million including a 2% favorable foreign exchange impact, compared to the same period in 2006. U.S. pharmaceutical sales decreased 2% to $4,187 million from $4,281 in 2006 due to loss of exclusivity of PRAVACHOL and the impact of generic clopidogrel bisulfate, partially offset by growth in other key products, while international pharmaceutical sales decreased 5%, including a 4% favorable foreign exchange impact to $3,121 million in the first six months of 2007 from $3,278 million in 2006.

Key pharmaceutical products and their sales, representing 79% and 77% of total pharmaceutical sales in the first six months of 2007 and 2006, respectively, are as follows:

	Six Months Ended June 30,
(Dollars in Millions)	2007	2006	% Change
Cardiovascular
PLAVIX*	$2,127	$2,131	—
AVAPRO*/AVALIDE*	567	513	11%
PRAVACHOL	267	859	(69)%
COUMADIN	98	110	(11)%
Virology
REYATAZ	517	443	17%
SUSTIVA Franchise (total revenue)	459	368	25%
BARACLUDE	104	25	* *
Oncology
ERBITUX*	322	310	4%
TAXOL ® (paclitaxel)	206	296	(30)%
SPRYCEL	56	—	—
Affective (Psychiatric) Disorders
ABILIFY* (total revenue)	778	607	28%
Immunoscience
ORENCIA	96	23	* *
Other Pharmaceuticals
EFFERALGAN	150	130	15%

**	In excess of 200%

•

Sales of PLAVIX* remained relatively constant at $2,127 million in the first six months of 2007. Sales of PLAVIX* decreased 2% in the U.S. in the first six months of 2007 to $1,802 million from $1,838 million in the same period in 2006 due to the impact of residual sales of generic clopidogrel bisulfate. The Company estimates the adverse effect of generic clopidogrel bisulfate to be in the range of $250 million to $350 million for the first six months of 2007. Estimated total U.S. prescription demand for clopidogrel bisulfate (branded and generic) increased approximately 10% in the first six months of 2007 compared to 2006, while estimated total U.S. prescription demand for branded PLAVIX* decreased by 18% in the same period. For further discussion of certain issues related to IMS’ revised data for PLAVIX*, see “—Estimated End User Demand” above.

•

Sales of AVAPRO*/AVALIDE* increased 11%, including a 2% favorable foreign exchange impact, to $567 million from $513 million in 2006. U.S. sales increased to $333 million in 2007 compared with $306 million in 2006. Estimated total U.S. prescription demand decreased approximately 2% compared to 2006. International sales increased 13%, including a 6% favorable foreign exchange impact, to $234 million from $207 million in 2006.

•

Sales of PRAVACHOL decreased 69%, including a 1% favorable foreign exchange impact, to $267 million from $859 million in 2006. Estimated total U.S. prescriptions demand decreased approximately 82% compared to 2006.

•	Sales of COUMADIN decreased 11%, to $98 million in 2007 compared to $110 million in 2006.

•

Sales of REYATAZ increased 17%, including a 3% favorable foreign exchange impact, to $517 million in 2007 compared to $443 million in 2006. U.S. sales increased 17% to $281 million in 2007 compared to $241 million in 2006. International sales increased 17%, including a 7% favorable foreign currency impact, to $236 million compared to $202 million in 2006, primarily due to increased demand in Europe, Latin America and Canada. Estimated total U.S. prescription demand increased approximately 15% compared to 2006.

•

Total revenue for the SUSTIVA Franchise increased 25%, including a 3% favorable foreign exchange impact, to $459 million from $368 million in the same period in 2006. U.S. sales increased to $291 million in 2007 compared with $223 million in 2006. International sales increased 16%, including an 8% favorable foreign currency impact, to $168 million compared to $145 million in 2006. Estimated total U.S. prescription growth increased approximately 25% compared to 2006.

•	Sales of BARACLUDE increased to $104 million in the first six months of 2007 from $25 million in the same period of 2006.

•	Sales of ERBITUX* increased 4% to $322 million in 2007 from $310 million in the same period in 2006, primarily due to increased demand for usage in the treatment of head and neck cancer.

•	Sales of TAXOL® (paclitaxel) decreased 30% to $206 million in 2007 from $296 million in the same period in 2006.

•	Sales of SPRYCEL were $56 million for the first six months of 2007.

•

Total revenue for ABILIFY* increased 28%, including a 2% favorable foreign exchange impact, to $778 million in 2007 from $607 million in 2006. U.S. sales increased 23% in the first half of 2007 compared to 2006. Estimated total U.S. prescription demand increased approximately 13% compared to 2006. International sales increased 50% including an 11% favorable foreign exchange impact to $163 million compared to $109 million in 2006.

•	Sales of ORENCIA increased to $96 million in the first six months of 2007 from $23 million in the same period in 2006.

•	Sales of EFFERALGAN increased 15%, including an 8% favorable foreign exchange impact, to $150 million in 2007 from $130 million in 2006 primarily due to a severe 2007 flu season.

The estimated U.S. prescription change data provided above includes information only from the retail and mail order channels and does not reflect information from other channels, such as hospitals, institutions and long-term care, among others. The estimated prescription data is based on NGPS version 2.0 data provided by IMS.

Estimated End-User Demand

The following tables set forth for each of the Company’s top 15 pharmaceutical products (based on 2006 annual net sales) sold by the U.S. Pharmaceuticals business, for the six months ended June 30, 2007 compared to the same periods in the prior year: (i) changes in reported U.S. net sales for the period; and (ii) estimated total U.S. prescription change for the retail and mail order channels calculated by the Company based on NGPS version 2.0 data on a weighted average basis. Prior year prescription data has been adjusted to conform to the NGPS version 2.0 data.

	Six Months Ended June 30, 2007		Six Months Ended June 30, 2006
	Change in U.S. Net Sales(a)	% Change in U.S. Total Prescriptions (b)	Change in U.S. Net Sales(a)	% Change in U.S. Total Prescriptions (b)
ABILIFY* (total revenue)	23%	13%	38	25
AVAPRO*/AVALIDE*	9	(2)	18	3
BARACLUDE	106	98	* *	* *
COUMADIN	(13)	(16)	11	(25)
ERBITUX* (c)	3	N/A	67	N/A
GLUCOPHAGE* Franchise	(19)	(36)	(43)	(49)
KENALOG (d)	(2)	N/A	73	N/A
ORENCIA(c)	* *	N/A	—	N/A
PARAPLATIN (c)	(33)	N/A	(36)	N/A
PLAVIX*	(2)	(18)	23	13
PRAVACHOL	(76)	(82)	(30)	(38)
REYATAZ	17	15	27	15
SPRYCEL(e)	—	—	—	—
SUSTIVA Franchise (f) (total revenue)	30	25	12	3
ZERIT	(27)	(27)	(29)	(34)

(a)	Reflects percentage change in net sales in dollar terms, including change in average selling prices and wholesaler buying patterns.
(b)	Derived by multiplying NGPS mail order prescription data by a factor that approximates three and adding to this the NGPS retail prescriptions.
(c)	ERBITUX*, ORENCIA and PARAPLATIN are parenterally administered products and do not have prescription-level data as physicians do not write prescriptions for these products.
(d)	The Company does not have prescription level data because the product is not dispensed through a retail pharmacy.
(e)	SPRYCEL was launched in the U.S. in July 2006.
(f)	Beginning in the third quarter of 2006, SUSTIVA Franchise (total revenue) includes sales of SUSTIVA, as well as revenue of bulk efavirenz included in the combination therapy, ATRIPLA*.
**	In excess of 200%.

For an explanation of the data presented above, the calculation of such data and certain issues relating to IMS’ revised data for PLAVIX*, see “—Three Months Results of Operations.”

HEALTH CARE GROUP

For the first six months of 2007, the combined revenues from the Health Care Group increased 5% including a 3% favorable foreign exchange impact to $2.1 billion compared to the same period in 2006.

Nutritionals

The composition of the change in nutritional sales is as follows:

		Analysis of % Change
Six Months Ended June 30,	Total Change	Volume	Price	Foreign Exchange
2007 vs. 2006	7%	3%	2%	2%

Key Nutritional product lines and their sales, representing 96% and 95% of total Nutritional sales in the first six months of 2007 and 2006, respectively, are as follows:

	Six Months Ended June 30,
Dollars in Millions	2007	2006	% Change
Infant Formulas	$856	$802	7%
ENFAMIL	521	490	6%
Toddler/Children’s Nutritionals	324	293	11%
ENFAGROW	142	126	13%

Worldwide Nutritional sales increased 7%, including a 2% favorable foreign exchange impact, to $1,226 million in the first six months of 2007 from $1,147 million in the same period in 2006. U.S. Nutritional sales increased 4% to $549 million in the first six months of 2007, primarily due to increased sales of ENFAMIL, the Company best-selling infant formula, partially offset by decreased sales in other pediatric nutritionals. International Nutritional sales increased 10% to $677 million for the first six months of 2007, including a 5% favorable foreign exchange impact.

Other Health Care

The composition of the change in Other Health Care segment sales is as follows:

		Analysis of % Change
Six Months Ended June 30,	Total Change	Volume	Price	Foreign Exchange
2007 vs. 2006	3%	1%	(1)%	3%

Other Health Care sales by business and their key products for the six months ended June 30, 2007 and 2006 were as follows:

	Six Months Ended June 30,
Dollars in Millions	2007	2006	% Change
ConvaTec	$540	$492	10%
Ostomy	280	264	6%
Wound Therapeutics	226	205	10%
Medical Imaging	330	349	(5)%
CARDIOLITE	205	208	(1)%

•

Worldwide ConvaTec sales increased 10%, including a 5% favorable foreign exchange impact, to $540 million for the first six months of 2007 from $492 million in the same period of 2006. Sales of wound therapeutic products increased 10%, including a 5% favorable foreign exchange impact, to $226 million in the first six months of 2007 from $205 million in the same period in 2006.

•

Worldwide Medical Imaging sales decreased 5% to $330 million for the first six months of 2007 from $349 million in the same period in 2006, primarily due to higher sales in 2006 for Technetium Tc99m Generators and lower U.S. average selling prices for CARDIOLITE. The key patent for CARDIOLITE expires in January 2008.

Geographic Areas

The Company’s sales by geographic areas were as follows:

	Six Months Ended June 30,
	Net Sales			% of Total Net Sales
Dollars in Millions	2007	2006	% Change	2007	2006
United States	$5,335	$5,444	(2)%	57%	57%
Europe, Middle East and Africa	2,222	2,337	(5)%	24%	25%
Other Western Hemisphere	799	792	1%	8%	8%
Pacific	1,048	974	8%	11%	10%

Total	$9,404	$9,547	(2)%	100%	100%

Sales in the U.S. decreased 2%, primarily due to the loss of exclusivity of PRAVACHOL and the impact of generic clopidogrel bisulfate, partially offset by the continued growth of ABILIFY*, the SUSTIVA Franchise, REYATAZ, AVAPRO*/AVALIDE* and ERBITUX*, as well as sales of newer products BARACLUDE, ORENCIA and SPRYCEL.

Sales in Europe, Middle East and Africa decreased 5%, including a 7% favorable foreign exchange impact.

Sales in the Other Western Hemisphere countries increased 1%, including a 1% favorable foreign exchange impact, primarily due to increased sales of PLAVIX* offset by the discontinued commercialization of TEQUIN and lower sales of REYATAZ and TAXOL® (paclitaxel) in Mexico and Canada.

Sales in the Pacific region increased 8%, including a 3% favorable foreign exchange impact.

Expenses

	Six Months Ended June 30,
	Expenses			% of Net Sales
Dollars in Millions	2007	2006	% Change	2007	2006
Cost of products sold	$2,941	$3,044	(3)%	31.3%	31.9%
Marketing, selling and administrative	2,367	2,419	(2)%	25.2%	25.3%
Advertising and product promotion	637	647	(2)%	6.8%	6.8%
Research and development	1,585	1,490	6%	16.9%	15.6%
Provision for restructuring, net	44	4	* *	0.4%	0.1%
Litigation expense/(income), net	14	(35)	140%	0.1%	(0.4)%
Gain on sale of product assets	(26)	(200)	87%	(0.3)%	(2.1)%
Equity in net income of affiliates	(254)	(218)	(17)%	(2.7)%	(2.3)%
Other expense, net	22	93	(76)%	0.2%	1.0%

Total Expenses, net	$7,330	$7,244	1%	77.9%	75.9%

**	In excess of 200%.

•

Cost of products sold, as a percentage of net sales, decreased to 31.3% in the first six months of 2007 compared to 31.9% in the same period in 2006, primarily due to lower charges for asset impairment and accelerated depreciation in the current year and sales growth of higher margin products.

•	Marketing, selling and administrative expenses decreased 2% to $2,367 million in the first six months of 2007 compared to the same period in 2006, due to lower U.S. and Europe selling expenses.

•

Advertising and product promotion spending decreased 2% to $637 million from 2006, primarily due to lower spending within the pharmaceutical business, partially offset by increased investment in the nutritionals business.

•

Research and development expenses increased 6% to $1,585 million in the first six months of 2007 from $1,490 million in the same period in 2006. Research and development spending dedicated to pharmaceutical products increased to 20.4% of pharmaceuticals sales in the first six months of 2007, compared to 18.3% in the same period in 2006.

•

Actions under the 2007 restructuring program are expected to be complete by mid-2008, while actions under the 2006 restructuring program were substantially completed by late 2006. As a result of these actions, the Company expects the future annual benefit to earnings before minority interest and income taxes to be approximately $51 million and $13 million for the 2007 and 2006 programs, respectively.

•

Litigation expense of $14 million in the first six months of 2007 was related to reserves recorded for the proposed settlement of certain pharmaceutical pricing and sales litigations. Litigation income of $35 million in the first six months of 2006 was related to an insurance recovery for previously settled litigation matters as well as from the settlement of a litigation matter.

•

The gain on sale of product assets of $26 million in 2007 was for the sale of certain assets related to dermatology products. The gain on sale of product assets of $200 million in 2006 was for the sale of inventory, patent and intellectual property rights related to DOVONEX*. For additional information, see “Item 1. Financial Statements—Note 4. Acquisitions and Divestitures.”

•

Equity in net income of affiliates for the first six months of 2007 was $254 million, compared with $218 million in the first six months of 2006. For additional information on equity in net income of affiliates, see “Item 1. Financial Statements—Note 2. Alliances and Investments.”

•

Other expense, net was $22 million and $93 million in the first six months of 2007 and 2006, respectively. The $71 million decrease in other expense, net in 2007 from 2006 was primarily due to a charge for commercial litigation in 2006, lower net interest expense and higher income from third-party contract manufacturing. For additional information, see “Item 1. Financial Statements—Note 6. Other Expense, Net.”

During the six months ended June 30, 2007 and 2006, the Company recorded specified expense/(income) items that affected the comparability of results of the periods presented herein, which are set forth in the following table.

Six Months Ended June 30, 2007

Dollars in Millions	Cost of products sold	Research and development	Provision for restructuring, net	Litigation settlement expense, net	Gain on sale of product assets	Total
Litigation Matters:
Litigation settlement	$—	$—	$—	$14	$—	$14

Other:
Upfront and milestone payments	—	97	—	—	—	97
Downsizing and streamlining of worldwide operations	—	—	44	—	—	44
Accelerated depreciation	29	—	—	—	—	29
Gain on sale of product assets	—	—	—	—	(26)	(26)

	$29	$97	$44	$14	$(26)	158

Income taxes on items above						(45)
Change in estimate for taxes on a prior year specified item						(39)

Reduction to Net Earnings						$74

Six Months Ended June 30, 2006

Dollars in Millions	Cost of products sold	Marketing, selling and admin	Research and development	Provision for restructuring, net	Litigation income, net	Gain on sale of product asset	Other expense, net	Total
Litigation Matters:
Insurance recovery	$—	$—	$—	$—	$(21)	$—	$—	$(21)
Commercial litigations	—	—	—	—	(14)	—	40	26

	—	—	—	—	(35)	—	40	5
Other:
Accelerated depreciation, asset impairment and contract termination	66	4	1	—	—	—	—	71
Downsizing and streamlining of worldwide operations	—	—	—	4	—	—	—	4
Upfront and milestone payments	—	—	18	—	—	—	—	18
Gain on sale of product asset	—	—	—	—	—	(200)	—	(200)

	$66	$4	$19	$4	$(35)	$(200)	$40	(102)

Income taxes on items above								52
Minority interest, net of taxes								(13)

Increase to Net Earnings								$(63)

Earnings Before Minority Interest and Income Taxes

	Earnings Before Minority Interest and Income Taxes
	Six Months Ended June 30,
Dollars in Millions	2007	2006	% Change
Pharmaceuticals	$1,830	$1,779	3%

Nutritionals	340	370	(8)%
Other Health Care	296	252	17%

Health Care Group	636	622	2%

Total segments	2,466	2,401	3%
Corporate/Other	(392)	(98)	* *

Total	$2,074	$2,303	(10)%

**	In excess of 200%.

In the first six months of 2007, earnings before minority interest and income taxes decreased 10% to $2,074 million from $2,303 million in the first six months of 2006. The decrease was primarily driven by the net impact of items that affected the comparability of results as discussed above, lower sales of PRAVACHOL and TAXOL® (paclitaxel), partially offset by continued growth of other key products, improved gross margins, lower marketing, selling and administrative and advertising and promotion expenses, and an increase in equity in net income of affiliates, partially offset by continued investment in research and development.

PHARMACEUTICALS

Earnings before minority interest and income taxes increased to $1,830 million in the first six months of 2007 from $1,779 million in the first six months of 2006.

HEALTH CARE GROUP

Nutritionals

Earnings before minority interest and income taxes decreased to $340 million in the first six months of 2007 from $370 million in the first six months of 2006, primarily due to increased investment in advertising and product promotion and the establishment of an allowance for a doubtful account in 2007. The decrease was partially offset by growth sales and higher gross margin.

Other Health Care

Earnings before minority interest and income taxes increased to $296 million in the first six months of 2007 from $252 million in the first six months of 2006.

CORPORATE/OTHER

Loss before minority interest and income taxes was $392 million in the first six months of 2007 compared to $98 million in the first six months of 2006. The difference was primarily due to the gain on sale of DOVONEX* and insurance recovery for previously settled litigation matters, both in 2006.

Income Taxes

The effective income tax rate on earnings before minority interest and income taxes was 16.5% for the six months ended June 30, 2007 compared to 25.4% for the six months ended June 30, 2006. The 2007 tax rate was favorably impacted by a tax benefit of $105 million due to the favorable resolution of certain tax matters with the Internal Revenue Service (IRS) related to the deductibility of litigation settlement expenses and U.S. foreign tax credits claimed. The lower tax rate in 2007 was also due to the re-enactment of the Research and Development tax credit in the fourth quarter of 2006, and the unfavorable impact in 2006 associated with the elimination of tax benefits under section 936 of the IRC, partially offset by the implementation of tax planning strategies related to the utilization of certain charitable contributions.

Financial Position, Liquidity and Capital Resources

Cash, cash equivalents and marketable securities were approximately $4.6 billion at June 30, 2007 and $4.0 billion at December 31, 2006. The Company continues to maintain a sufficient level of working capital, which was approximately $4.9 billion at June 30, 2007 and $3.8 billion at December 31, 2006.

As noted above, on June 19, 2007 the District court issued an opinion and order upholding the validity, enforceability and maintaining the main patent protection for PLAVIX* in the U.S. until November 2011. Apotex has appealed the decision to the U.S. Court of Appeals for the Federal Circuit. If Apotex were to prevail upon appeal, the Company would expect that PLAVIX* would face renewed generic competition promptly thereafter. Subject to these risks, the Company currently believes that, in the absence of renewed or additional generic competition for PLAVIX* from other generic pharmaceutical companies, in 2007 and future periods, cash generated by its U.S. operations, together with existing cash, cash equivalents, marketable securities and borrowings from the capital markets, to be sufficient to cover cash needs for working capital, capital expenditures (which the Company expects to include substantial investments in facilities to increase and maintain the Company’s capacity to provide biologics on a commercial scale), milestone payments and dividends paid in the U.S. Cash and cash equivalents, marketable securities, the conversion of other working-capital items and borrowings are expected to fund near-term operations outside the U.S.

Under any circumstances, renewed or additional generic competition for PLAVIX* would be material to the Company’s sales of PLAVIX* and results of operations and cash flows, and could be material to the Company’s financial condition and liquidity. Additional information about the pending PLAVIX* patent litigation and the recent developments is included in “Item 1. Financial Statements—Note 16. Legal Proceedings and Contingencies—Intellectual Property—PLAVIX* Litigation” and “—Executive Summary—PLAVIX*” above.

Cash and cash equivalents at June 30, 2007 primarily consisted of U.S. dollar denominated bank deposits with an original maturity of three months or less. Marketable securities at June 30, 2007 primarily consisted of U.S. dollar denominated floating rate instruments with a ‘AAA/aaa’ credit rating. Due to the nature of these instruments, the Company considers it reasonable to expect that their fair market values will not be significantly impacted by a change in interest rates, and that they can be liquidated for cash at short notice.

In September 2006, the Company and Sanofi each posted $200 million towards a $400 million bond with the District court as collateral in support of the preliminary injunction issued on August 31, 2006. This collateral was reported as marketable securities on the Company’s consolidated balance sheet. As a result of the outcome of the PLAVIX* patent litigation noted above, on June 21, 2007, the District court ordered release of the $400 million bond and release of the issuer of the bond from any liability in connection with the bond. As such, the Company’s obligations under the collateral arrangements with respect to the bond were effectively terminated.

Short-term borrowings were $256 million at June 30, 2007, compared to $187 million at December 31, 2006. The $105 million of Yen Notes, due February 2008 was reclassified from long-term debt to short-term borrowings in the first quarter of 2007. The Company maintains cash balances and short-term investments in excess of short-term borrowings.

Long-term debt was $7.0 billion at June 30, 2007 compared to $7.2 billion at December 31, 2006.

The Moody’s Investors Service (Moody’s) long-term and short-term credit ratings for the Company are currently A2 and Prime-1, respectively. Moody’s long-term credit rating remains on stable outlook. Standard & Poor’s (S&P) long-term and short-term credit ratings for the Company are currently A+ and A-1, respectively. S&P revised its long-term credit rating outlook to stable from negative. Fitch Ratings (Fitch) long-term and short-term credit ratings for the Company are currently A+ and F1, respectively. Fitch continues to place the Company on Rating Watch Negative.

The following is a discussion of working capital:

Dollars in Millions	June 30, 2007	December 31, 2006
Working capital	$4,855	$3,806

The increase in working capital of $1.1 billion from December 31, 2006 to June 30, 2007 was impacted by:

•	An increase in cash and marketable securities primarily due to upfront payments received from alliance partners and cash proceeds from the exercise of stock options.

•	Higher receivables primarily due to an increase in PLAVIX* sales in the U.S. and funding to the joint venture with Gilead.

•	An increase in inventories due to the timing of raw material purchases and increased production for certain products in anticipation of rationalization of the Company’s manufacturing network.

•

Reclassification of certain tax contingencies from current U.S. and foreign income taxes payable to non-current upon the adoption of Financial Accounting Standards Board Interpretation No. 48 on January 1, 2007.

•	Higher accounts payable due to an increase in raw material purchases as well as the timing of those purchases.

•	Higher accrued royalties and an increase in liabilities following a decrease in the fair value of interest rate swaps.

The following is a discussion of cash flow activities:

	Six Months Ended June 30,
Dollars in Millions	2007	2006
Cash flow provided by/(used in):
Operating activities	$1,826	$928
Investing activities	(630)	(422)
Financing activities	(845)	(972)

Net cash provided by operating activities was $1,826 million in 2007 and $928 million in 2006. The $898 million positive cash flow variance is mainly attributable to net changes in operating assets and liabilities of $1,219 million, partially offset by higher net earnings of $15 million and lower net changes in adjustments to net earnings of $336 million.

Net negative changes in adjustments to net earnings in 2007 compared to 2006, of $336 million, mainly included:

•

A $529 million negative cash flow variance in the deferred income tax (benefit)/expense. The 2007 adjustments included the deferred tax benefits from upfront cash receipts from alliance partners and the resolution of an audit issue with the IRS. The 2006 adjustments included deferred tax charges for the payment of litigation settlements and the utilization of foreign tax credits related to the revocation of section 936 election for a domestic subsidiary.

•	A $181 million positive cash flow variance due to the lower gain on sale of product assets in 2007 compared to 2006.

Net positive changes in operating assets and liabilities in 2007 compared to 2006, of $1,219 million, mainly included:

•

A $731 million positive cash flow variance from accounts payable and accrued expenses primarily due to higher purchases of raw materials in 2007, a reduction of accrued rebates and returns in the first quarter of 2006 primarily resulting from lower sales volume, a significant pay down of payables in early 2006 resulting from lower payment of invoices in December 2005 and an increase in accrued royalties in 2007.

•	A $451 million negative cash flow variance from receivables primarily due to the recovery of PLAVIX* sales volume in 2007 and lower collection in 2007 resulting from lower PRAVACHOL sales.

•	A $391 million positive cash flow variance in deferred income and other liabilities mainly due to $350 million of upfront cash receipts from alliance partners in 2007.

•

A $305 million positive cash flow variance in litigation primarily due to settlement payments in 2006 for two DPA installments and the Vanlev litigation, partially offset by insurance recoveries for unrelated matters.

•

A $297 million positive cash flow variance in income taxes payable primarily due to a refund claim related to the revocation of section 936 election for a domestic subsidiary and the expected utilization of certain foreign tax credits, both in 2006.

Net cash used in investing activities was $630 million in 2007 and $422 million in 2006. The $208 million negative cash flow variance is primarily attributable to:

•	A $280 million positive cash flow variance from licensing milestone payments in 2006 to ImClone and Somerset Pharmaceuticals, Inc.

•	A $263 million negative cash flow variance mainly from the net purchase of marketable securities in 2007.

•	A $200 million negative cash flow variance due to proceeds from the sale of a product asset in 2006.

Net cash used in financing activities was $845 million in 2007 and $972 million in 2006. The $127 million positive cash flow variance is mainly attributable to:

•	A $131 million positive cash flow variance mainly from higher cash proceeds from the exercise of stock options in 2007 compared to 2006.

During the six months ended June 30, 2007 and 2006, the Company did not purchase any of its common stock.

For each of the three and six month periods ended June 30, 2007 and 2006, dividends declared per common share were $.28 and $.56, respectively. The Company paid $552 million and $1,103 million in dividends for the three and six months ended June 30, 2007, respectively, and $549 million and $1,098 million for the three and six months ended June 30, 2006, respectively. Dividend decisions are made on a quarterly basis by the Board of Directors (the Board).

Contractual Obligations

For a discussion of the Company’s contractual obligations, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations’ in the Company’s 2006 Form 10-K. In the first six months of 2007, the Company committed an additional $266 million over the next six to seven years for the extension of two administrative contracts and $154 million for a new six year research and development contract.

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

The Company maintains IMAs with most of its U.S. pharmaceutical wholesalers that account for nearly 100% of total gross sales of U.S. pharmaceutical products. Under the current terms of the IMAs, the Company’s three largest wholesaler customers provide the Company with weekly information with respect to months on hand product level inventories and the amount of out-movement of products. These three wholesalers currently account for approximately 90% of total gross sales of U.S. pharmaceutical products in the second quarter of 2007, as well as 2006 and 2005. The inventory information received from these wholesalers, together with the Company’s internal information, is used to estimate months on hand product level inventories at these wholesalers. The Company estimates months on hand product inventory levels for its U.S. Pharmaceuticals business’s wholesaler customers other than the three largest wholesalers by extrapolating from the months on hand calculated for the three largest wholesalers. In contrast, for the Company’s Pharmaceutical business outside of the U.S., Nutritionals and Other Health Care business units around the world, the Company has significantly more direct customers, limited information on direct customer product level inventory and corresponding out-movement information and the reliability of third-party demand information, where available, varies widely. Accordingly, the Company relies on a variety of methods to estimate months on hand product level inventories for these business units.

The Company believes the above-described procedures provide a reasonable basis to ensure compliance with the Consent.

As previously disclosed, on June 15, 2005, the Company entered into a DPA with the USAO for the District of New Jersey resolving the investigation by the USAO of the Company relating to wholesaler inventory and various accounting matters covered by the Company’s settlement with the SEC. Pursuant to the DPA, the USAO filed a criminal complaint against the Company alleging conspiracy to commit securities fraud, but agreed to defer prosecution of the Company and dismiss the complaint after two years if the Company satisfied all of the requirements of the DPA. A copy of the DPA was filed as Exhibit 99.2 to a Form 8-K filed by the Company on June 16, 2005 and is incorporated by reference hereto as Exhibit 10w to the Form 10-K for the fiscal year ended December 31, 2006. Under the terms of the DPA, the Company agreed to retain a Monitor. The Monitor had defined powers and responsibilities under the DPA, including to oversee the Company’s compliance with all of the terms of the DPA, the Consent and the settlements of the derivative action and the Federal securities class action. These powers and responsibilities of the Monitor ended on April 12, 2007. The Monitor filed a final report with the USAO on June 8, 2007. On June 15, 2007 the DPA expired and the complaint has been dismissed. The Company has no on-going obligations under the DPA.

For additional information on the pending PLAVIX* patent litigation and related legal matters and the FTC and New York State Attorney General’s Office investigations and the DPA, see “Item 1. Financial Statements—Note 16. Legal Proceedings and Contingencies” and “Item 7. Management’s Discussion and Analysis – SEC Consent Order and Deferred Prosecution Agreement” in the Company’s 2006 Form 10-K.

Critical Accounting Policies

For a discussion of the Company’s critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2006 Form 10-K.

Special Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q (including documents incorporated by reference) and other written and oral statements the Company makes from time to time contain certain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by the fact they use words such as “should”, “expect”, “anticipate”, “estimate”, “target”, “may”, “project”, “guidance”, “intend”, “plan”, “believe” and other words and terms of similar meaning and expression in connection with any discussion of future operating or financial performance. One can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Such forward-looking statements are based on current expectations and involve inherent risks and uncertainties, including factors that could delay, divert or change any of them, and could cause actual outcomes to differ materially from current expectations. These statements are likely to relate to, among other things, the Company’s goals, plans and projections regarding its financial position, results of operations, cash flows, market position, product development, product approvals, sales efforts, expenses, performance or results of current and anticipated products and the outcome of contingencies such as legal proceedings, and financial results, which are based on current expectations that involve inherent risks and uncertainties, including internal or external factors that could delay, divert or change any of them in the next several years. The Company has included important factors in the cautionary statements included in its 2006 Annual Report on Form 10-K, Form 10-Q for the quarterly period ended March 31, 2007 and in this quarterly report, particularly under “Item 1A. Risk Factors”, that the Company believes could cause actual results to differ materially from any forward-looking statement.

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

In the six months ended June 30, 2007, the Company purchased $96 million notional amount of put options and sold $293 million notional amount of forward contracts (in several currencies) to partially hedge the exchange impact primarily related to forecasted intercompany inventory purchases for up to the next 17 months. In addition, the Company purchased $107 million notional amount of put options and sold $73 million notional amount of forward contracts (in several currencies) to partially hedge other forecasted currency exposures. Furthermore, the Company sold a net $276 million notional amount of forward contracts to hedge the exchange impact related to primarily Japanese Yen denominated third party receivables.

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

There have been no material changes in our risk factors from those disclosed in our 2006 Annual Report on Form 10-K or Form 10-Q for the quarter ended March 31, 2007, except for the following:

The patent infringement lawsuit with Apotex Inc. and Apotex Corp. (Apotex) involving PLAVIX* is ongoing, and there is a risk of generic competition from Apotex and from other generic pharmaceutical companies.

Although, as noted above, the U.S. District Court for the Southern District of New York (District court) issued an opinion and order upholding the validity and enforceability of the ‘265 Patent relating to PLAVIX* patent, ruled that Apotex’s generic clopidogrel bisulfate product infringed the patent and enjoined Apotex from engaging in any activity that infringes that patent, the PLAVIX* patent infringement lawsuit is still ongoing and there is a risk that the Company could face generic competition from Apotex and from other generic pharmaceutical companies. Apotex has filed a notice of appeal with the U.S. Court of Appeals for the Federal Circuit. If Apotex were to prevail in its appeal of the District court’s decision, the Company could face renewed generic competition for PLAVIX* from Apotex promptly thereafter. Loss of market exclusivity for PLAVIX* and/or sustained generic competition would be material to the Company’s results of operations and cash flows and could be material to its financial condition and liquidity. It is not possible at this time reasonably to assess the outcomes of the appeal by Apotex of the District court’s decision, or the other PLAVIX* patent litigations or the timing of any renewed generic competition for PLAVIX* from Apotex or additional generic competition for PLAVIX* from other third-party generic pharmaceutical companies.

There are legal matters in which adverse outcomes could negatively affect the Company’s business.

As previously disclosed, the Company has been served with a Civil Investigative Demand by the Federal Trade Commission requesting documents and information related to the proposed settlement with Apotex of the pending PLAVIX* patent litigation. In addition, as previously disclosed, on April 13, 2007, the Company received a subpoena from the New York State Attorney General’s Office – Antitrust Bureau for documents related to the proposed settlement. The Company is cooperating fully with the investigations. As noted above, on June 11, 2007, the Company resolved the investigation by the Antitrust Division of the U.S. Department of Justice (DOJ) into the proposed settlement of the PLAVIX* patent litigation by pleading guilty to two counts of violating 18 U.S.C Sec. 1001 (relating to false statements to a government agency) (the Plea) and paid a fine of $1 million. It is not possible at this time reasonably to assess the impact of the Plea on the investigations by the FTC and the New York State Attorney General’s Office – Anti-trust Bureau, the outcome of the investigations or their impact on the Company.

The Company has continuing obligations under the U.S. Securities and Exchange Commission (SEC) Consent Order relating to wholesaler inventory and various accounting matters, pursuant to which the Company agreed to implement certain remedial measures and to include additional disclosures in its periodic reports filed with the SEC and annual report to shareholders.

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

Additional information about legal matters, including the pending PLAVIX* patent litigation and related legal matters is included in “Item 1. Financial Statements—Note 16. Legal Proceedings and Contingencies,” “Item 2. Management’s Discussion and Analysis—Executive Summary—PLAVIX*,” “—SEC Consent Order and Deferred Prosecution Agreement.”

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the surrenders of the Company’s equity securities in connection with stock option and restricted stock programs during the six-month period ended June 30, 2007:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(b)
Dollars in Millions Except Per Share Data
January 1 to 31, 2007	11,191	$26.10	—	$2,220
February 1 to 28, 2007	8,819	$28.13	—	$2,220
March 1 to 31, 2007	290,683	$26.91	—	$2,220

Three months ended March 31, 2007	310,693

April 1 to 30, 2007	11,307	$27.33	—	$2,220
May 1 to 31, 2007	203,148	$30.16	—	$2,220
June 1 to 30, 2007	7,448	$30.91	—	$2,220

Three months ended June 30, 2007	221,903

Six months ended June 30, 2007	532,596

(a)	Reflects the following transactions during the six months ended June 30, 2007: (i) the surrender to the Company of 166,630 shares of Common Stock to pay the exercise price and to satisfy tax withholding obligations in connection with the exercise of employee stock options, and (ii) the surrender to the Company of 365,966 shares of Common Stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.
(b)	In June 2001, the Company announced that the Board of Directors authorized the purchase of up to $14 billion of Company common stock. During the six months ended June 30, 2007, no shares were repurchased pursuant to this program and no purchases of any shares under this program are expected for the remainder of 2007.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Item 4 of Form 10-Q for the quarterly period ended March 31, 2007 is hereby incorporated by reference.

Item 6.	EXHIBITS

Exhibits (listed by number corresponding to the Exhibit Table of Item 601 in Regulation S-K).

Exhibit Number and Description		Page
10.1	Form of Performance Shares Agreement (filed herewith).	E-10-1
10.2	Aircraft Time Sharing Agreement between James M. Cornelius and Bristol-Myers Squibb Company (filed herewith).	E-10-2
31a.	Section 302 Certification Letter.	E-31-1
31b.	Section 302 Certification Letter.	E-31-2
32a.	Section 906 Certification Letter.	E-32-1
32b.	Section 906 Certification Letter.	E-32-2

*	Indicates, in this Form 10-Q, brand names of products, which are registered trademarks not owned by the Company or its subsidiaries. ERBITUX is a trademark of ImClone Systems Incorporated; AVAPRO/AVALIDE (known in the European Union as APROVEL/KARVEA) and PLAVIX are trademarks of Sanofi-Aventis.; GLUCOPHAGE is a trademark of Merck Sante S.A.S., an associate of Merck KGaA of Darmstadt, Germany; ABILIFY is a trademark of Otsuka Pharmaceutical Co., Ltd.; TRUVADA is a trademark of Gilead Sciences, Inc.; BUFFERIN, EXCEDRIN and GLEEVEC are trademarks of Novartis AG; ATRIPLA is a trademark of Bristol-Myers Squibb and Gilead Sciences, LLC; DOVONEX is a trademark of Leo Pharma A/S; NORVIR is a trademark of Abbott Laboratories; TRIZIVIR is a trademark of Glaxo Group Ltd.; ESTRACE is a trademark of Galen (Chemicals) Lts.; DELESTROGEN is a trademark of Jones Pharma Inc.; OVCON is a trademark of Warner Chilcott Company, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRISTOL-MYERS SQUIBB COMPANY (REGISTRANT)

Date: July 31, 2007	By:	/s/ James M. Cornelius
James M. Cornelius
Chief Executive Officer

Date: July 31, 2007	By:	/s/ Andrew R. J. Bonfield
Andrew R. J. Bonfield
Chief Financial Officer