Form 10-Q
period 2007-09-30
BRISTOL MYERS SQUIBB CO
filed 2007-10-25
CIK 14272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number: 1-1136

BRISTOL-MYERS SQUIBB COMPANY

(Exact name of registrant as specified in its charter)

Delaware	22-0790350
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

At September 30, 2007, there were 1,978,511,425 shares outstanding of the Registrant’s $.10 par value Common Stock.

BRISTOL-MYERS SQUIBB COMPANY

INDEX TO FORM 10-Q

SEPTEMBER 30, 2007

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED STATEMENTS OF EARNINGS

Dollars and Shares in Millions, Except Per Share Data

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
EARNINGS
Net Sales	$5,050	$4,154	$14,454	$13,701

Cost of products sold	1,622	1,465	4,563	4,509
Marketing, selling and administrative	1,214	1,189	3,581	3,608
Advertising and product promotion	351	286	988	933
Research and development	827	756	2,412	2,246
Provision for restructuring, net	—	2	44	6
Litigation (income)/expense, net	—	(9)	14	(44)
Gain on sale of product assets	(247)	—	(273)	(200)
Equity in net income of affiliates	(139)	(118)	(393)	(336)
Other expense/(income), net	11	(34)	33	59

Total expenses	3,639	3,537	10,969	10,781

Earnings Before Minority Interest and Income Taxes	1,411	617	3,485	2,920
Provision for income taxes	342	193	685	777
Minority interest, net of taxes	211	86	546	424

Net Earnings	$858	$338	$2,254	$1,719

Earnings per Common Share
Basic	$.43	$.17	$1.15	$.88
Diluted	$.43	$.17	$1.14	$.88
Average Common Shares Outstanding
Basic	1,974	1,961	1,968	1,959
Diluted	2,012	1,992	2,005	1,991

Dividends declared per common share	$.28	$.28	$.84	$.84

The accompanying notes are an integral part of these financial statements.

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME AND RETAINED EARNINGS

Dollars in Millions

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
COMPREHENSIVE INCOME
Net Earnings	$858	$338	$2,254	$1,719
Other Comprehensive Income/(Loss):
Foreign currency translation	40	34	74	103
Deferred (losses)/gains on derivatives qualifying as hedges, net of tax benefit of $14 and tax liability of $12 for the three months ended September 30, 2007 and 2006, respectively; and net of tax benefit of $15 and $18 for the nine months ended September 30, 2007 and 2006, respectively	(27)	27	(28)	(53)
Deferred gains on pension and other postretirement benefits, net of tax liability of $15 and $30 for the three and nine months ended September 30, 2007, respectively	27	—	85	—
Deferred gains/(losses) on available for sale securities, net of tax benefit of $1 and tax liability of $1 for the three months ended September 30, 2007 and 2006, respectively; and net of tax benefit of $1 and tax liability of $2 for the nine months ended September 30, 2007 and 2006, respectively	(1)	3	(1)	5

Total Other Comprehensive Income	39	64	130	55

Comprehensive Income	$897	$402	$2,384	$1,774

RETAINED EARNINGS

Retained Earnings, January 1			$19,845	$20,464
Cumulative effect of adoption of FIN No. 48			27	—
Net Earnings			2,254	1,719
Cash dividends declared			(1,663)	(1,652)

Retained Earnings, September 30			$20,463	$20,531

The accompanying notes are an integral part of these financial statements.

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED BALANCE SHEETS

Dollars in Millions, Except Share and Per Share Data

(UNAUDITED)

	September 30, 2007	December 31, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$1,647	$2,018
Marketable securities	1,935	1,995
Receivables, net of allowances of $167 in 2007 and $150 in 2006	3,704	3,247
Inventories, net	2,269	2,079
Deferred income taxes, net of valuation allowances	687	649
Prepaid expenses	352	314

Total Current Assets	10,594	10,302

Property, plant and equipment, net	5,853	5,673
Goodwill	4,831	4,829
Other intangible assets, net	1,632	1,852
Deferred income taxes, net of valuation allowances	2,842	2,577
Other assets	346	342

Total Assets	$26,098	$25,575

LIABILITIES
Current Liabilities:
Short-term borrowings	$1,879	$187
Accounts payable	1,343	1,239
Accrued expenses	2,791	2,332
Accrued rebates and returns	803	823
Deferred income	427	411
U.S. and foreign income taxes payable	48	444
Dividends payable	555	552
Accrued litigation liabilities	205	508

Total Current Liabilities	8,051	6,496

Pension and other postretirement liabilities	936	942
Deferred income	700	354
U.S. and foreign income taxes payable	489	—
Other liabilities	521	544
Long-term debt	4,248	7,248

Total Liabilities	14,945	15,584

Commitments and contingencies (Note 17)

STOCKHOLDERS’ EQUITY
Preferred stock, $2 convertible series: Authorized 10 million shares; issued and outstanding 5,916 in 2007 and 6,001 in 2006, liquidation value of $50 per share	—	—
Common stock, par value of $.10 per share: Authorized 4.5 billion shares; 2.2 billion issued both in 2007 and 2006	220	220
Capital in excess of par value of stock	2,596	2,498
Accumulated other comprehensive loss	(1,515)	(1,645)
Retained earnings	20,463	19,845

	21,764	20,918
Less cost of treasury stock — 227 million common shares in 2007 and 238 million in 2006	(10,611)	(10,927)

Total Stockholders’ Equity	11,153	9,991

Total Liabilities and Stockholders’ Equity	$26,098	$25,575

The accompanying notes are an integral part of these financial statements.

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollars in Millions

(UNAUDITED)

	Nine Months Ended September 30,
	2007	2006
Cash Flows From Operating Activities:
Net earnings	$2,254	$1,719
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	373	420
Amortization	265	273
Deferred income tax (benefits)/expense	(175)	238
Litigation settlement expense/(income), net of recoveries	14	(44)
Stock-based compensation expense	97	91
Provision for restructuring	44	6
Gain on sale of product assets and businesses	(273)	(207)
Impairment charges and asset write-offs	7	91
Loss on disposal of property, plant and equipment	12	19
Under distribution of earnings from affiliates	(36)	(40)
Unfunded pension expense	129	168
Changes in operating assets and liabilities:
Receivables	(366)	501
Inventories	(105)	(172)
Prepaid expenses and other assets	(19)	(21)
Litigation settlement payments, net of insurance recoveries	(318)	(295)
Accounts payable and accrued expenses	389	(486)
Product liability	(13)	(44)
U.S. and foreign income taxes payable	(44)	(283)
Deferred income and other liabilities	288	(62)

Net Cash Provided by Operating Activities	2,523	1,872

Cash Flows From Investing Activities:
Purchases of and proceeds from marketable securities, net	63	79
Additions to property, plant and equipment and capitalized software	(593)	(561)
Proceeds from disposal of property, plant and equipment	24	8
Proceeds from sale of product assets and businesses	273	226
Milestone payments	—	(280)
Purchase of other investments	(3)	(6)

Net Cash Used in Investing Activities	(236)	(534)

Cash Flows From Financing Activities:
Short-term borrowing repayments	(41)	(101)
Long-term debt (repayments)/borrowings	(1,301)	6
Issuances of common stock under stock plans and excess tax benefits from share-based payment arrangements	312	168
Dividends paid	(1,659)	(1,649)

Net Cash Used in Financing Activities	(2,689)	(1,576)

Effect of Exchange Rates on Cash and Cash Equivalents	31	22

Decrease in Cash and Cash Equivalents	(371)	(216)
Cash and Cash Equivalents at Beginning of Period	2,018	3,050

Cash and Cash Equivalents at End of Period	$1,647	$2,834

The accompanying notes are an integral part of these financial statements.

Note 1. Basis of Presentation and New Accounting Standards

Bristol-Myers Squibb Company (the Company) prepared these unaudited consolidated financial statements following the requirements of the Securities and Exchange Commission (SEC) and United States (U.S.) generally accepted accounting principles (GAAP) for interim reporting. Under those rules, certain footnotes and other financial information that are normally required by GAAP for annual financial statements can be condensed or omitted. The Company is responsible for the consolidated financial statements included in this Form 10-Q. These consolidated financial statements include all normal and recurring adjustments necessary for a fair presentation of the Company’s financial position at September 30, 2007 and December 31, 2006, the results of its operations for the three and nine months ended September 30, 2007 and 2006 and the cash flows for the nine months ended September 30, 2007 and 2006. These unaudited consolidated financial statements and the related notes should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (2006 Form 10-K).

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

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 which, in the case of the Company, is effective as of January 1, 2007. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. FIN No. 48 requires that all tax positions be evaluated using a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Differences between tax positions taken in a tax return and amounts recognized in the financial statements are recorded as adjustments to income taxes payable or receivable, or adjustments to deferred taxes, or both. FIN No. 48 also requires expanded disclosure at the end of each annual reporting period including a tabular reconciliation of unrecognized tax benefits. The Company adopted FIN No. 48 on January 1, 2007. As a result of the adoption of this accounting pronouncement, the Company recognized $27 million of previously unrecognized tax benefits, which was accounted for as an increase to the opening balance of retained earnings.

In May 2007, the FASB issued FASB Staff Position (FSP) FIN 48-1, Definition of Settlement in FASB Interpretation No. 48, which is effective retroactively to January 1, 2007. FSP FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The adoption of FSP FIN 48-1 did not have any effect on the Company’s consolidated financial statements.

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

The Company acts as the operating partner for the territory covering the Americas and Australia and owns a 50.1% majority controlling interest in this territory. Sanofi’s ownership interest in this territory is 49.9%. As such, the Company consolidates all country partnership results for this territory and records Sanofi’s share of the results as a minority interest, net of taxes, which was $206 million and $82 million for the three months ended September 30, 2007 and 2006, respectively, and $532 million and $414 million for the nine months ended September 30, 2007 and 2006, respectively. The Company recorded sales in this territory and in comarketing countries outside this territory (Germany, Italy, Spain and Greece) of $1,562 million and $906 million for the three months ended September 30, 2007 and 2006, respectively, and $4,256 million and $3,550 million for the nine months ended September 30, 2007 and 2006, respectively.

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

Sanofi acts as the operating partner for the territory covering Europe and Asia and owns a 50.1% majority controlling interest in this territory. The Company’s ownership interest in this territory is 49.9%. The Company accounts for the investment in partnership entities in this territory under the equity method and records its share of the results in equity in net income of affiliates in the consolidated statement of earnings. The Company’s share of net income from these partnership entities before taxes was $143 million and $112 million for the three months ended September 30, 2007 and 2006, respectively, and $392 million and $309 million for the nine months ended September 30, 2007 and 2006, respectively.

The Company routinely receives distributions of profits and provides funding for the ongoing operations of the partnerships in the territory covering Europe and Asia. These transactions are recorded as operating activities within the Company’s consolidated statement of cash flows.

In 2001, the Company and Sanofi formed an alliance for the copromotion of irbesartan, as part of which the Company contributed the irbesartan distribution rights in the U.S. and Sanofi paid the Company a total of $350 million in the two years ended December 31, 2002. The Company accounted for this transaction as a sale of an interest in a license, the $350 million was deferred and is being recognized in other income over the expected useful life of the license, which is approximately 11 years from the formation of the irbesartan copromotion alliance. The Company recognized other income of $8 million in each of the three month periods ended September 30, 2007 and 2006, and $24 million in each of the nine month periods ended September 30, 2007 and 2006. The unrecognized portion of the deferred income was $162 million as of September 30, 2007 and $186 million as of December 31, 2006.

The following is the summarized financial information for the Company’s equity investments in the partnership with Sanofi for the territory covering Europe and Asia:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions	2007	2006	2007	2006
Net sales	$788	$691	$2,273	$2,047
Gross profit	606	535	1,753	1,590
Net income	294	248	801	690

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

The Company recorded total revenue for ABILIFY* of $420 million and $313 million for the three months ended September 30, 2007 and 2006, respectively, and $1,198 million and $920 million for the nine months ended September 30, 2007 and 2006, respectively. Total milestone payments made to Otsuka under the agreement through September 2007 were $217 million, of which $157 million was expensed as acquired in-process research and development in 1999. The remaining $60 million was capitalized in other intangible assets and is being amortized in cost of products sold over the remaining life of the agreement in the U.S., ranging from 8 to 11 years. The Company amortized in cost of products sold $1 million and $2 million for the three month periods ended September 30, 2007 and 2006, respectively, and $5 million in each of the nine month periods ended September 30, 2007 and 2006. The unamortized capitalized payment balance was $30 million as of September 30, 2007 and $35 million as of December 31, 2006.

ImClone

The Company has a commercialization agreement with ImClone Systems Incorporated (ImClone), a biopharmaceutical company focused on developing targeted cancer treatments, for the codevelopment and copromotion of ERBITUX* in the U.S. The U.S. agreement expires in September 2018. ERBITUX* was approved by the U.S. Food and Drug Administration (FDA) for use in the treatment of metastatic colorectal cancer in 2004 and for use in the treatment of squamous cell carcinoma of the head and neck in March 2006. The Company paid $250 million as a milestone payment to ImClone for each of the FDA approvals in 2004 and 2006. Under the agreement, ImClone receives a distribution fee based on a flat rate of 39% of net sales in North America. In October 2007, the Company and ImClone amended their codevelopment agreement with Merck KGaA to provide for cocommercialization of ERBITUX* in Japan, which expires in 2032. ImClone has the ability to terminate the agreement after 2018 if they determine that it is commercially unreasonable for them to continue. ERBITUX* is not yet marketed in Japan, although an application has been submitted with the Japanese Pharmaceuticals and Medical Devices Agency for the use of ERBITUX* in treating patients with advanced colorectal cancer.

The Company accounts for the $500 million approval milestones paid in 2004 and 2006 as license acquisitions, which were capitalized in other intangible assets and are being amortized in cost of products sold over the remaining term of the agreement which ends in 2018. The Company amortized into cost of products sold $9 million in each of the three month periods ended September 30, 2007 and 2006, and $28 million and $25 million for the nine months ended September 30, 2007 and 2006, respectively. The unamortized portion of the approval payments was $407 million at September 30, 2007 and $435 million at December 31, 2006.

The Company accounts for its investment in ImClone under the equity method and records its share of the results in equity in net income of affiliates in the consolidated statement of earnings. The Company’s recorded investment and the market value of its holdings in ImClone common stock was $117 million and approximately $595 million as of September 30, 2007, respectively, and $109 million and approximately $385 million as of December 31, 2006, respectively. The Company holds 14.4 million shares of ImClone stock, representing approximately 17% of ImClone’s shares outstanding at both September 30, 2007 and December 31, 2006. On a per share basis, the carrying value of the ImClone investment and the closing market price of the ImClone shares as of September 30, 2007 were $8.14 and $41.34, respectively, compared to $7.59 and $26.76, respectively, as of December 31, 2006.

The Company determines its equity share in ImClone’s net income or loss by eliminating from ImClone’s results the milestone revenue ImClone recognizes for the $400 million in pre-approval milestone payments made by the Company from 2001 through 2003. The Company recorded $80 million of the pre-approval milestone payments as an equity investment and expensed the remaining $320 million as acquired in-process research and development during that period. Milestone revenue recognized by ImClone in excess of $400 million is not eliminated by the Company in determining its equity share in ImClone’s results. For its share of ImClone’s results

Note 2. Alliances and Investments (Continued)

of operations, the Company recorded an equity loss of $1 million and equity income of $7 million for the three months ended September 30, 2007 and 2006, respectively, and equity income of $8 million and $32 million for the nine months ended September 30, 2007 and 2006, respectively. The Company recorded net sales for ERBITUX* of $185 million and $175 million for the three months ended September 30, 2007 and 2006, respectively, and $507 million and $485 million for the nine months ended September 30, 2007 and 2006, respectively.

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

Gilead records 100% of ATRIPLA* revenues and consolidates the results of the joint venture in its operating results. The Company records revenue for the bulk efavirenz component of ATRIPLA* upon sales of that product, by the joint venture with Gilead, to third party customers. The Company’s revenue for the efavirenz component is determined by applying a percentage to ATRIPLA* revenue, which approximates revenue for the SUSTIVA brand. The Company recorded efavirenz revenues of $87 million and $21 million for the three months ended September 30, 2007 and 2006, respectively, and $236 million and $21 million in the nine months ended September 30, 2007 and 2006, respectively, related to ATRIPLA* sales. The Company accounts for its participation in the joint venture under the equity method of accounting and records its share of the joint venture results in equity in net income of affiliates in the consolidated statement of earnings. The Company recorded an equity loss on the joint venture with Gilead of $2 million in each of the three month periods ended September 30, 2007 and 2006, respectively, and $7 million and $4 million for the nine months ended September 30, 2007 and 2006, respectively.

AstraZeneca

In January 2007, the Company entered into two worldwide (except for Japan) codevelopment and cocommercialization agreements with AstraZeneca PLC (AstraZeneca), one for the codevelopment and cocommercialization of saxagliptin, a DPP-IV inhibitor in Phase III clinical trials (Saxagliptin Agreement), and one for the codevelopment and cocommercialization of dapagliflozin, a SGLT2 inhibitor in Phase IIB clinical trials (SGLT2 Agreement). Both compounds are being studied for the treatment of diabetes and were discovered by the Company. Under the terms of the agreements, the Company received from AstraZeneca an upfront payment of $100 million in January 2007, which was deferred and is being recognized over the life of the agreements into other income. The Company amortized into other income $1 million and $5 million for the three and nine months ended September 30, 2007, respectively. The unamortized portion of the upfront payments was $95 million as of September 30, 2007. Milestone payments are expected to be received by the Company upon the successful achievement of various development and regulatory events as well as sales related milestones. Under the Saxagliptin Agreement, the Company could receive up to $300 million if all development and regulatory milestones are met and up to an additional $300 million if all sales-based milestones are met. Under the SGLT2 Agreement, the Company could receive up to $350 million if all development and regulatory milestones are met and up to an additional $300 million if all sales-based milestones are met. Under each agreement, the Company and AstraZeneca also share in development and commercialization costs. The majority of development costs under the initial development plans through 2009 will be paid by AstraZeneca and any additional development costs will generally be shared equally. The Company records in research and development expenses saxagliptin and dapagliflozin development costs net of its alliance partner’s share. Under each agreement, the two companies will jointly develop the clinical and marketing strategy and share commercialization expenses and profits/losses equally on a global basis, excluding Japan, and the Company will manufacture both products and, with certain limited exceptions, record net sales.

Pfizer

In April 2007, the Company and Pfizer Inc. (Pfizer) entered into a worldwide codevelopment and cocommercialization agreement for apixaban, an anticoagulant discovered by the Company being studied for the prevention and treatment of a broad range of venous and arterial thrombotic conditions. In accordance with the terms of the agreement, Pfizer made an upfront payment of $250 million to the Company in May 2007, which was deferred and is being recognized over the life of the agreement into other income. The Company amortized into other income $4 million and $7 million for the three and nine months ended September 30, 2007, respectively. The unamortized portion of the upfront payment was $243 million as of September 30, 2007. Pfizer will fund 60% of all development costs effective January 1, 2007 going forward, and the Company will fund 40%. The Company records in research and development expenses apixaban development costs net of its alliance partner’s share. The Company may also receive additional payments of up to $750 million from Pfizer based on development and regulatory milestones. The companies will jointly develop the clinical and marketing strategy of apixaban, and will share commercialization expenses and profits/losses equally on a global basis.

Note 3. Restructuring

2007 Activities

In the third quarter of 2007, the Company recorded pre-tax charges of $6 million, related to the termination benefits for workforce reductions and streamlining of worldwide operations of approximately 50 operating personnel, primarily in Europe. These charges were decreased by a $6 million adjustment reflecting net changes in estimates for restructuring actions taken in prior periods.

The following table presents a detail of the charges by segment and type for the three months ended September 30, 2007. The Company expects to substantially complete these activities by mid-2008.

	Termination Benefits	Other Exit Costs	Total
Dollars in Millions
Pharmaceuticals	$5	$—	$5
Corporate/Other	1	—	1

Subtotal	6	—	6
Changes in estimates	(6)	—	(6)

Provision for restructuring, net	$—	$—	$—

In the nine months ended September 30, 2007, the Company recorded a pre-tax charge of $50 million related to the termination benefits and other related costs for workforce reductions and streamlining of worldwide operations of approximately 500 selling and administrative personnel primarily in the U.S., Latin America and Europe. These charges were decreased by a $6 million adjustment reflecting net changes in estimates for restructuring actions taken in prior periods.

The following table presents a detail of the charges by segment and type for the nine months ended September 30, 2007. The Company expects to substantially complete these activities by mid-2008.

	Termination Benefits	Other Exit Costs	Total
Dollars in Millions
Pharmaceuticals	$35	$—	$35
Nutritionals	1	—	1
Other Health Care	12	1	13
Corporate/Other	1	—	1

Subtotal	49	1	50
Changes in estimates	(6)	—	(6)

Provision for restructuring, net	$43	$1	$44

2006 Activities

In the third quarter of 2006, the Company recorded pre-tax charges of $7 million, related to the termination benefits for workforce reductions and streamlining of worldwide operations of approximately 240 selling and operating personnel, primarily in Europe, Asia and North America. These charges were decreased by a $5 million adjustment reflecting net changes in estimates for restructuring actions taken in prior periods.

The following table presents a detail of the charges by segment and type for the three months ended September 30, 2006. The Company substantially completed these activities by late 2006.

	Termination Benefits	Other Exit Costs	Total
Dollars in Millions
Pharmaceuticals	$4	$1	$5
Nutritionals	1	1	2

Subtotal	5	2	7
Changes in estimates	(5)	—	(5)

Provision for restructuring, net	$—	$2	$2

In the nine months ended September 30, 2006, the Company recorded a pre-tax charge of $21 million related to the termination benefits for workforce reductions and streamlining of worldwide operations of approximately 520 selling and administrative personnel primarily in the Americas, Europe and Asia. These charges were decreased by a $15 million adjustment reflecting changes in estimates for restructuring actions taken in prior periods.

Note 3. Restructuring (Continued)

The following table presents a detail of the charges by segment and type for the nine months ended September 30, 2006. The Company substantially completed these activities by late 2006.

	Termination Benefits	Other Exit Costs	Total
Dollars in Millions
Pharmaceuticals	$18	$1	$19
Nutritionals	1	1	2

Subtotal	19	2	21
Changes in estimates	(15)	—	(15)

Provision for restructuring, net	$4	$2	$6

Restructuring charges and spending against liabilities associated with prior and current actions are as follows:

	Employee Termination Liability	Other Exit Cost Liability	Total
Dollars in Millions
Balance at January 1, 2006	$60	$—	$60
Charges	71	2	73
Spending	(44)	—	(44)
Changes in estimates	(13)	(1)	(14)

Balance at December 31, 2006	74	1	75
Charges	49	1	50
Spending	(52)	(2)	(54)
Changes in estimates	(6)	—	(6)

Balance at September 30, 2007	$65	$—	$65

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

In July 2007, the Company completed the sale of the BUFFERIN* and EXCEDRIN* brands in Japan, Asia (excluding China and Taiwan) and certain Oceanic countries to Lion Corporation (Japan) for $247 million in cash. As a result of this transaction, the Company recognized a pre-tax gain of $247 million ($144 million net of tax) in the third quarter of 2007.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Amounts in Millions, Except Per Share Data	2007	2006	2007	2006
Basic:
Net Earnings	$858	$338	$2,254	$1,719

Basic Earnings Per Share:
Average Common Shares Outstanding	1,974	1,961	1,968	1,959

Net Earnings per Common Share	$.43	$.17	$1.15	$.88

Diluted:
Net Earnings	$858	$338	$2,254	$1,719
Interest expense on conversion of convertible debt, net of taxes	10	9	28	25

Net Earnings available to Common Stockholders	$868	$347	$2,282	$1,744

Diluted Earnings Per Share:
Average Common Shares Outstanding	1,974	1,961	1,968	1,959
Conversion of convertible debt	29	29	29	29
Incremental shares outstanding assuming the exercise/vesting of dilutive stock options/restricted stock	9	2	8	3

	2,012	1,992	2,005	1,991

Net Earnings per Common Share	$.43	$.17	$1.14	$.88

Weighted-average shares issuable upon the exercise of stock options, which were not included in the diluted earnings per share calculation because they were not dilutive, were 84 million and 146 million for the three month periods ended September 30, 2007 and 2006, respectively, and 78 million and 135 million for the nine month periods ended September 30, 2007 and 2006, respectively.

Note 6. Other Expense/(Income), Net

The components of other expense/(income), net are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions	2007	2006	2007	2006
Interest expense	$109	$130	$325	$370
Interest income	(69)	(74)	(184)	(201)
Foreign exchange transaction (gains)/losses	24	(11)	27	—
Other, net	(53)	(79)	(135)	(110)

Other expense/(income), net	$11	$(34)	$33	$59

Interest expense was increased by net interest swap losses of $4 million and $8 million for the three and nine months ended September 30, 2007, respectively, and $8 million and $14 million for the three and nine months ended September 30, 2006, respectively. Interest income relates primarily to cash, cash equivalents and investments in marketable securities. Other, net includes income from third-party contract manufacturing, certain royalty income and expense, gains and losses on disposal of property, plant and equipment, certain other litigation matters, insurance recoveries and deferred income recognized.

Note 7. Income Taxes

The effective income tax rate on earnings before minority interest and income taxes was 24.2% for the three months ended September 30, 2007 compared to 31.3% for the three months ended September 30, 2006. The lower tax rate in the three months ended September 30, 2007 compared to the same period in 2006 was primarily due to the re-enactment of the U.S. Research and Development tax credit in the fourth quarter of 2006 applicable to 2007, an unfavorable change in estimate on uncertain tax benefits related to the deductibility of litigation settlement expenses and lower tax benefits associated with certain restructuring expenses, both in 2006. This was partially offset by the unfavorable impact in 2007 related to the gain on sale of the BUFFERIN* and EXCEDRIN* brands.

The effective income tax rate on earnings before minority interest and income taxes was 19.7% for the nine months ended September 30, 2007 compared to 26.6% for the nine months ended September 30, 2006. The tax rate for the nine months ended September 30, 2007 was favorably impacted by a tax benefit of $105 million in the first quarter of 2007 due to the favorable resolution of certain tax matters with the Internal Revenue Service (IRS) related to the deductibility of litigation settlement expenses and U.S. foreign tax credits claimed. In addition, the lower tax rate in the nine months ended September 30, 2007 compared to the same period in 2006 was due to the re-enactment of the U.S. Research and Development tax credit in the fourth quarter of 2006. The nine months ended September 30, 2006 was also unfavorably impacted by the change in estimate on prior year uncertain tax benefits related to the deductibility of litigation settlement expenses.

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

The Company adopted the provisions of FIN No. 48 on January 1, 2007, resulting in the recognition of $27 million of previously unrecognized tax benefits which was accounted for as an increase to the opening balance of retained earnings. Including the adjustment on adoption of FIN No. 48, the Company’s total amount of unrecognized tax benefits as of January 1, 2007, excluding interest and penalties, was $960 million. The total amount of unrecognized tax benefits decreased to $951 million at September 30, 2007, primarily due to the tax benefit recognized from the favorable resolution of uncertain tax positions, partially offset by additional uncertain tax benefits accrued during 2007. The Company classifies interest expense and penalties related to unrecognized tax benefits as income tax expense. The total amount of accrued interest was $61.7 million net of federal benefit as of January 1, 2007 and $80.6 million net of federal benefit as of September 30, 2007. The total amount of penalties was $22.4 million as of January 1, 2007 and $25.1 million as of September 30, 2007. Included in the balance of unrecognized tax benefits were $99 million of tax positions as of January 1, 2007 and $96 million as of September 30, 2007 for which the ultimate deductibility is highly certain but for which there is uncertainty as to the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, if applicable, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority or utilization of tax attributes to the taxing authority to an earlier period.

The Company is currently under examination by a number of tax authorities, including all of the major jurisdictions listed in the table below, which have proposed adjustments to tax for issues such as transfer pricing, certain tax credits and the deductibility of certain expenses. The Company anticipates that it is reasonably possible that the total amount of unrecognized tax benefits at September 30, 2007 will decrease in the range of approximately $210 million to $250 million in the next twelve months as a result of the settlement of certain tax audits. Such settlements will involve the payment of additional taxes, the adjustment of certain deferred taxes, and/or the recognition of tax benefits. The Company also anticipates that it is reasonably possible that new issues will be raised by tax authorities which may require increases to the balance of unrecognized tax benefits, however, an estimate of such increases cannot be made.

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

Note 7. Income Taxes (Continued)

The Company anticipates effectively settling its U.S. Federal 2002 and 2003 tax years with the IRS in the near term. The Company’s 2004 and 2005 U.S. Federal income tax returns are currently under examination by the IRS. The Company believes that it has adequately provided under FIN No. 48 for all open tax years by tax jurisdiction.

Note 8. Receivables

The major categories of receivables are as follows:

Dollars in Millions	September 30, 2007	December 31, 2006
Trade receivables	$2,685	$2,400
Miscellaneous receivables	1,186	997

	3,871	3,397
Less allowances	167	150

Receivables, net	$3,704	$3,247

Miscellaneous receivables as of September 30, 2007 and December 31, 2006 include $811 million and $647 million, respectively, of receivables from alliance partners. For additional information on the Company’s alliance partners, see “—Note 2. Alliances and Investments.”

Note 9. Inventories

The major categories of inventories are as follows:

Dollars in Millions	September 30, 2007	December 31, 2006
Finished goods	$900	$1,003
Work in process	861	682
Raw and packaging materials	508	394

Inventories, net	$2,269	$2,079

Note 10. Property, Plant and Equipment

The major categories of property, plant and equipment are as follows:

Dollars in Millions	September 30, 2007	December 31, 2006
Land	$252	$254
Buildings	4,728	4,630
Machinery, equipment and fixtures	4,689	4,540
Construction in progress	869	720

	10,538	10,144
Less accumulated depreciation	4,685	4,471

Property, plant and equipment, net	$5,853	$5,673

Note 11. Other Intangible Assets

As of September 30, 2007 and December 31, 2006, other intangible assets are as follows:

Dollars in Millions	September 30, 2007	December 31, 2006
Patents / Trademarks	$261	$258
Less accumulated amortization	168	145

Patents / Trademarks, net	93	113

Licenses	662	659
Less accumulated amortization	202	162

Licenses, net	460	497

Technology	1,787	1,787
Less accumulated amortization	955	836

Technology, net	832	951

Capitalized Software	888	844
Less accumulated amortization	641	553

Capitalized Software, net	247	291

Other intangible assets, net	$1,632	$1,852

Amortization expense for other intangible assets (the majority of which is included in Cost of Products Sold) for the three months ended September 30, 2007 and 2006 was $89 million and $93 million, respectively, and for the nine months ended September 30, 2007 and 2006 was $265 million and $273 million, respectively.

Expected amortization expense related to the September 30, 2007 net carrying amount of other intangible assets is as follows:

Years Ending December 31:	Dollars in Millions
2007 (three months)	$83
2008	296
2009	273
2010	259
2011	245
Later Years	476

Note 12. Accumulated Other Comprehensive Income/(Loss)

The accumulated balances related to each component of other comprehensive income/(loss) are as follows:

Dollars in Millions	Foreign Currency Translation	Deferred Gains/(Losses) on Effective Hedges	Minimum Pension Liability Adjustment	Deferred Charges on Pension and Other Postretirement Benefits	Deferred Gains/(Losses) on Available for Sale Securities	Accumulated Other Comprehensive Income/(Loss)
Balance at January 1, 2006	$(553)	$16	$(229)	$—	$1	$(765)
Other comprehensive income/(loss)	103	(53)	—	—	5	55

Balance at September 30, 2006	$(450)	$(37)	$(229)	$—	$6	$(710)

Balance at January 1, 2007	$(424)	$(23)	$—	$(1,211)	$13	$(1,645)
Other comprehensive income/(loss)	74	(28)	—	85	(1)	130

Balance at September 30, 2007	$(350)	$(51)	$—	$(1,126)	$12	$(1,515)

Note 13. Short-term Borrowings and Long-Term Debt

Short-term borrowings and long-term debt were $1.9 billion and $4.2 billion, respectively, at September 30, 2007, compared to $187 million and $7.2 billion, respectively, at December 31, 2006. The $108 million of 1.10% Yen Notes, due 2008, was reclassified from long-term debt to short-term borrowings in the first quarter of 2007. The $31 million of 1.43% Yen Notes, due 2008, the $400 million of 4.00% Notes, due 2008, and the $1.2 billion of Floating Rate Convertible Debentures, due 2023 (with a 2008 put/call), were reclassified from long-term debt to short-term borrowings in the third quarter of 2007.

In September 2007, the Company repaid the $1.3 billion remaining balance of its Floating Rate Bank Term Facility, due 2010.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	Net Sales		Earnings Before Minority Interest and Income Taxes		Net Sales		Earnings Before Minority Interest and Income Taxes
Dollars in Millions	2007	2006	2007	2006	2007	2006	2007	2006
Pharmaceuticals	$3,926	$3,154	$977	$498	$11,234	$10,713	$2,807	$2,277

Nutritionals	675	582	196	161	1,901	1,729	536	531
Other Health Care	449	418	140	129	1,319	1,259	436	381

Health Care Group	1,124	1,000	336	290	3,220	2,988	972	912

Total Segments	5,050	4,154	1,313	788	14,454	13,701	3,779	3,189
Corporate/Other	—	—	98	(171)	—	—	(294)	(269)

Total	$5,050	$4,154	$1,411	$617	$14,454	$13,701	$3,485	$2,920

Note 15. Pension and Other Postretirement Benefit Plans

The net periodic benefit cost of the Company’s defined benefit pension and postretirement benefit plans included the following components:

	Three Months Ended September 30,				Nine Months Ended September 30,
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
Dollars in Millions	2007	2006	2007	2006	2007	2006	2007	2006
Service cost — benefits earned during the period	$61	$58	$3	$2	$184	$175	$7	$7
Interest cost on projected benefit obligation	88	86	8	7	261	260	27	28
Expected return on plan assets	(110)	(110)	(6)	(5)	(328)	(332)	(19)	(19)
Amortization of prior service cost	4	3	(1)	—	9	10	(3)	(2)
Amortization of loss	34	44	1	1	103	133	4	3
Amortization of transitional obligation	—	1	—	—	—	1	—	—

Net periodic benefit cost	77	82	5	5	229	247	16	17
Curtailments and settlements	1	—	(1)	—	2	—	(1)	—

Total net periodic benefit cost	$78	$82	$4	$5	$231	$247	$15	$17

Net actuarial loss and prior service cost amortized from accumulated other comprehensive income into net periodic benefit costs for the three and nine months ended September 30, 2007 were $38 million and $112 million for pension benefits, respectively, and were de minimis and $1 million for other benefits, respectively.

Contributions

For the three and nine months ended September 30, 2007, cash contributions to the U.S. pension plans were $20 million, and the contributions to the international plans were $19 million and $52 million, respectively. Although no minimum contributions will be required, the Company expects to make further cash contributions to the U.S. pension plans in 2007. The Company expects contributions to the international pension plans for the year ended December 31, 2007 will be in the range of $70 million to $90 million. There was no cash funding for other benefits.

Those cash benefit payments from the Company, which are classified as contributions under SFAS No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits – an amendment of FASB Statements No. 87, 88 and 106, for the three and nine months ended September 30, 2007, totaled $13 million and $30 million, respectively, for pension benefits and $18 million and $52 million, respectively, for other postretirement benefits.

Note 16. Employee Stock Benefit Plans

The following table summarizes stock-based compensation expense, net of tax, related to employee stock options, restricted stock, and long-term performance awards for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions	2007	2006	2007	2006
Cost of products sold	$3	$1	$10	$9
Marketing, selling and administrative	19	13	59	55
Research and development	9	6	29	27

Total stock-based compensation expense	31	20	98	91
Deferred tax benefit	(10)	(7)	(34)	(32)

Stock-based compensation, net of tax	$21	$13	$64	$59

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

Information related to stock option grants and exercises under both the 2007 Plan and the 2002 Plan are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Amounts in Millions, Except Per Share Data	2007	2006	2007	2006
Stock options granted	0.1	0.1	14.6	12.5
Weighted-average grant-date fair value (per share)	$6.62	$5.12	$6.03	$4.29
Total intrinsic value of stock options exercised	$4	$—	$32	$17
Cash proceeds from exercise of stock options	$18	$7	$319	$163

As of September 30, 2007, there was $113 million of total unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 2.5 years.

At September 30, 2007, there were 149.4 million of stock options outstanding with a weighted-average exercise price of $38.56 and 113.8 million stock options exercisable with a weighted-average exercise price of $42.22. The aggregate intrinsic value for these outstanding and exercisable stock options were $251 million and $143 million, respectively, and represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $28.82 on September 28, 2007, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of September 30, 2007 was 39.2 million.

Under the TeamShare Stock Option Plan, which terminated on January 3, 2005, options underlying 35.5 million shares have been exercised as of September 30, 2007.

Note 16. Employee Stock Benefit Plans (Continued)

The fair value of employee stock options granted in 2007 and 2006 was estimated on the date of the grant using the Black-Scholes option pricing model for stock options with a service condition, and the Monte Carlo simulation model for options with service and market conditions. The following table presents the weighted-average assumptions used in the valuation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Expected volatility	28.1%	27.8%	29.0%	26.3%
Risk-free interest rate	4.7%	5.1%	4.7%	4.6%
Dividend yield	4.1%	4.7%	4.5%	4.8%
Expected life	6.3 years	6.3 years	6.3 years	6.3 years

Restricted Stock

Both the 2007 Plan and the 2002 Plan provide for the granting of common stock to key employees, subject to restrictions as to continuous employment. Restrictions generally expire over a four-year period from the date of grant. Compensation expense is recognized over the restricted period. During the first quarter of 2007, the Company began granting restricted stock units instead of restricted stock. At September 30, 2007, there were 8.5 million shares of restricted stock and restricted stock units outstanding under the plan. For the three months ended September 30, 2007 and 2006, less than 0.1 million shares of restricted stock and restricted stock units were granted in each period with a weighted-average fair value of $29.54 and $23.98 per share, respectively. For the nine months ended September 30, 2007 and 2006, 3.5 million and 3.0 million shares, respectively, of restricted stock and restricted stock units were granted with a weighted-average fair value of $27.10 and $22.81 per share, respectively.

Beginning on January 23, 2007, the fair value of nonvested shares of the Company’s common stock is determined based on the closing trading price of the Company’s common stock on the grant date. Prior to January 23, 2007, the fair value of nonvested shares of the Company’s common stock was determined based on the average trading price of the Company’s common stock on the grant date.

As of September 30, 2007, there was $162 million of total unrecognized compensation cost related to nonvested restricted stock and restricted stock units, which is expected to be recognized over a weighted-average period of 2.8 years. The total fair value of shares and share units that vested during the three and nine months ended September 30, 2007 was $5 million and $32 million, respectively, and during the three and nine months ended September 30, 2006 was $7 million and $15 million, respectively.

Long-Term Performance Awards

The 2002 Plan provided for the granting of long-term performance awards. These awards, which were delivered in the form of a target number of performance shares, have a three-year cycle. The 2005 through 2007 and the 2006 through 2008 awards will be based 50% on cumulative earnings per share and 50% on cumulative sales, with the ultimate payout modified by the Company’s total stockholder return versus the 11 companies in its proxy peer group. Maximum performance for all three measures will result in a maximum payout of 253% of target. For 2007 through 2009, the awards will have annual goals, set at the beginning of each performance period, based 50% on earnings per share and 50% on sales. Maximum performance will result in a maximum payout of 220%. If threshold targets are not met for the performance period, no payment will be made under the long-term performance award plan. At September 30, 2007, there were 1.5 million performance shares outstanding under the plan. There were no performance shares granted during the three months ended September 30, 2007 and 2006. During the nine months ended September 30, 2007 and 2006, 0.3 million and 0.6 million performance shares were granted, respectively, with a fair value of $27.35 and $20.00 per share, respectively.

The 2005 though 2007 award was valued based on the market price of the Company’s common stock at the time of the award. For the 2006 through 2008 award, the fair value of the award was estimated on the date of grant using a Monte Carlo simulation model. For the 2007 through 2009 award, because the award does not contain a market condition, the fair value was based on the closing trading price of the Company’s common stock on the grant date.

At September 30, 2007, there was $12 million of total unrecognized compensation cost related to long-term performance awards, which is expected to be recognized over a weighted-average period of 2.0 years.

The 2007 Plan provides for the granting of performance awards, which may be earned upon achievement or satisfaction of performance conditions as may be specified by the Company. For the nine months ended September 30, 2007, there were no performance awards granted under the 2007 Plan.

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

INTELLECTUAL PROPERTY

PLAVIX* Litigation

PLAVIX* is currently the Company’s largest product ranked by net sales. Net sales of PLAVIX* were $3.2 billion for the year ended December 31, 2006, and $3.4 billion for the nine months ended September 30, 2007. U.S. net sales of PLAVIX* for the same periods were $2.7 billion, and $2.9 billion, respectively. The PLAVIX* patents are subject to a number of challenges in the U.S., including the litigation with Apotex Inc. and Apotex Corp. (Apotex) described below, and in other less significant markets for the product. It is not possible reasonably to estimate the impact of these lawsuits on the Company. However, loss of market exclusivity of PLAVIX* and sustained generic competition would be material to the Company’s sales of PLAVIX*, results of operations and cash flows, and could be material to the Company’s financial condition and liquidity. The Company and its product partner, Sanofi, (the Companies) intend to vigorously pursue enforcement of their patent rights in PLAVIX*.

PLAVIX* Litigation – U.S.

Patent Infringement Litigation against Apotex and Related Matters

As previously disclosed, the Company’s U.S. territory partnership under its alliance with Sanofi is a plaintiff in a pending patent infringement lawsuit instituted in the U.S. District Court for the Southern District of New York (District court) entitled Sanofi-Synthelabo, Sanofi-Synthelabo, Inc. and Bristol-Myers Squibb Sanofi Pharmaceuticals Holding Partnership v. Apotex. The suit is based on U.S. Patent No. 4,847,265 (the ‘265 Patent), a composition of matter patent, which discloses and claims, among other things, the hydrogen sulfate salt of clopidogrel, a medicine made available in the U.S. by the Companies as PLAVIX*. Plaintiffs’ infringement position is based on Apotex’s filing of their Abbreviated New Drug Applications (aNDA) with the FDA, seeking approval to sell generic clopidogrel bisulfate prior to the expiration of the composition of matter patent in 2011. Apotex has alleged that the patent is invalid and/or unenforceable.

As previously disclosed, on August 8, 2006, Apotex launched a generic version of clopidogrel bisulfate. On August 31, 2006, the District court issued a preliminary injunction ordering Apotex to halt sales of generic clopidogrel bisulfate, but not to recall product from its customers. On June 19, 2007, the District court issued an opinion and order upholding the validity and enforceability of the ‘265 Patent, maintaining the main patent protection for PLAVIX* in the U.S. until November 2011. The District court also ruled that Apotex’s generic clopidogrel bisulfate product infringed the ‘265 Patent and permanently enjoined Apotex from engaging in any activity that infringes the ‘265 Patent, including marketing its generic product in the U.S. until after the patent expires. The amount of damages will be set at a later time. Apotex’s appeal of the District Court’s decision is pending before the U.S. Court of Appeals for the Federal Circuit. The District court has stayed certain antitrust counterclaims brought by Apotex pending the outcome of the appeal. Activities relating to the damages phase of the litigation are continuing.

As also previously disclosed, the Company’s U.S. territory partnership under its alliance with Sanofi is also a plaintiff in three additional pending patent infringement lawsuits against Dr. Reddy’s Laboratories, Inc. and Dr. Reddy’s Laboratories, LTD (Dr. Reddy’s), Teva Pharmaceuticals USA, Inc. (Teva) and Cobalt Pharmaceuticals Inc. (Cobalt), all related to the ‘265 Patent. A trial date for the action against Dr. Reddy’s has not been set. The patent infringement actions against Teva and Cobalt were stayed pending resolution of the Apotex litigation, and the parties to those actions agreed to be bound by the outcome of the litigation against Apotex, although Teva and Cobalt can appeal the outcome of the litigation. Consequently, on July 12, 2007, the District court entered

Note 17. Legal Proceedings and Contingencies (Continued)

judgments against Cobalt and Teva and permanently enjoined Cobalt and Teva from engaging in any activity that infringes the ‘265 Patent until after the Patent expires. Cobalt and Teva have each filed an appeal. Each of Dr. Reddy’s, Teva and Cobalt have filed an aNDA with the FDA, and all exclusivity periods and statutory stay periods under the Hatch-Waxman Act have expired. Accordingly, final approval by the FDA would provide each company authorization to distribute a generic clopidogrel bisulfate product in the U.S., subject to various legal remedies for which the Companies may apply including injunctive relief and damages.

It is not possible at this time reasonably to assess the outcomes of the appeal by Apotex of the District court’s decision, or the other PLAVIX* patent litigations or the timing of any renewed generic competition for PLAVIX* from Apotex or additional generic competition for PLAVIX* from other third-party generic pharmaceutical companies. However, if Apotex were to prevail in an appeal of the patent litigation, the Company would expect to face renewed generic competition for PLAVIX* from Apotex promptly thereafter. Loss of market exclusivity for PLAVIX* and/or sustained generic competition would be material to the Company’s sales of PLAVIX*, results of operations and cash flows, and could be material to the Company’s financial condition and liquidity. Additionally, it is not possible at this time reasonably to assess the amount of damages that could be recovered by the Company and Apotex’s ability to pay such damages in the event the Company prevails in Apotex’s appeal of the District Court decision.

See “Securities Litigation” below for a further discussion of certain other litigations relating to PLAVIX*.

Consumer Fraud

As previously reported, a purported class action complaint, Skilstaf, Inc. v. Bristol-Myers Squibb Company, et al., (3:06 CV 04965) was filed against the Company and various Sanofi entities in the U.S. District Court, District of New Jersey. The complaint asserted among other things, violations of the New Jersey Consumer Fraud Act based on alleged misrepresentations about the safety and effectiveness of PLAVIX*. On October 23, 2007, plaintiffs filed a Notice of Voluntary Dismissal with the Court, and the complaint has been voluntarily dismissed without prejudice.

PLAVIX* Litigation – International

PLAVIX* – Australia

Sanofi was notified that on August 17, 2007, GenRx Proprietary Limited (GenRx) obtained regulatory approval of an application for clopidogrel bisulfate 75mg tablets in Australia. In August 2007, GenRx filed an application in the Federal Court of Australia seeking revocation of Sanofi’s Australian Patent No. 597784 (Case No. NSD 1639 of 2007). Sanofi filed counterclaims of infringement and sought an injunction. On September 21, 2007, the Australian court granted Sanofi’s injunction and scheduled a trial date for April 2008. The Company is not a party to this action.

OTHER INTELLECTUAL PROPERTY LITIGATION

ABILIFY*

As previously disclosed, Otsuka has filed patent infringement actions against Teva, Barr Pharmaceuticals, Inc. (Barr), Sandoz Inc. (Sandoz), Synthon Laboratories, Inc (Synthon), Sun Pharmaceuticals (Sun) and Apotex relating to U.S. Patent No. 5,006,528, which covers aripiprazole and expires in October 2014. Aripiprazole is comarketed by the Company and Otsuka in the U.S. as ABILIFY*. Sun and Synthon have withdrawn their motions to dismiss the case and have agreed to litigate the case, along with Teva, Barr, Sandoz and Apotex, in the U.S. District Court for the District of New Jersey.

It is not possible at this time reasonably to assess the outcome of these lawsuits or their impact on the Company.

ERBITUX*

RepliGen Litigation

As previously disclosed, in 2004, RepliGen Corporation (Repligen) and Massachusetts Institute of Technology (MIT) filed a lawsuit in the U.S. District Court for the District of Massachusetts against ImClone, claiming that ImClone’s manufacture and sale of ERBITUX* infringes a patent that generally covers a process for protein production in mammalian cells. In July 2006, the Court granted summary judgment in favor of Repligen and MIT by rejecting one of ImClone’s defenses relating to patent exhaustion. On September 10, 2007, ImClone announced it has executed settlement and sublicensing agreements with MIT and Repligen to end this litigation. The agreements between ImClone and the Company include provisions pursuant to which certain financial consequences to the Company resulting from the settlement and sublicensing agreements would be the responsibility of ImClone.

Abbott Laboratories Litigation

As previously disclosed, in February 2007, Abbott Laboratories filed suit against ImClone in the U.S. District Court for the District of Massachusetts alleging that ImClone’s manufacture and sale of ERBITUX* infringe U.S. Patent No. 5,665,578 (the ‘578 Patent), and seeking damages for that alleged infringement. Pursuant to settlement and sublicensing agreements executed by ImClone and Repligen announced on September 10, 2007, Repligen granted ImClone a royalty-free, irrevocable worldwide sublicense for the future use of other patented technology, including the ‘578 Patent, owned by Abbott Laboratories and licensed to Repligen under an agreement between Abbott Laboratories and Repligen. The Company’s commercial agreements with ImClone include provisions pursuant to which certain financial consequences to the Company resulting from the settlement and sublicensing agreements would be the responsibility of ImClone. The settlement and sublicensing agreements, however, do not end this lawsuit.

Note 17. Legal Proceedings and Contingencies (Continued)

It is not possible at this time to assess the outcome of this lawsuit or the potential impact on the Company.

PRAVACHOL

In December 2006, LEK D.D. (LEK), a Slovenian generic company that is wholly owned by Novartis AG, filed suit against the Company and Watson Pharmaceuticals, Inc. (Watson) in the United States District Court for the Eastern District of Texas in Marshall, Texas. LEK’s complaint alleges that the Company’s sale of PRAVACHOL and Watson’s sale of an authorized generic of PRAVACHOL infringe two patents of LEK. The patents are U.S. Patents Nos. 6,740,775, issued May 25, 2004 and 7,078,558, issued July 18, 2006. The Company filed an Answer to the Complaint in June 2007. The Company believes that it has a strong defense to this suit and intends to defend itself vigorously.

It is not possible at this time reasonably to assess the outcome of these lawsuits or their impact on the Company.

SECURITIES LITIGATION

In Re Bristol-Myers Squibb Co. Securities Litigation

In June and July 2007, two putative class action complaints, Minneapolis Firefighters’ Relief Assoc. v. Bristol-Myers Squibb Co., et al., 07 CV 5867 and Jean Lai v. Bristol-Myers Squibb Company, et al., were filed in the U.S. District for the Southern District of New York against the Company, the Company’s former CEO, Peter Dolan and current Chief Financial Officer, Andrew Bonfield. The complaints allege violations of securities laws for allegedly failing to disclose material information relating to efforts to settle the PLAVIX* patent infringement litigation with Apotex. On September 20, 2007, the Court dismissed the Lai case without prejudice, changed the caption of the case to In re Bristol-Myers Squibb, Co. Securities Litigation, and appointed Ontario Teachers’ Pension Plan Board as lead plaintiff. On October 15, 2007, Ontario Teachers’ Pension Plan Board filed an amended complaint making similar allegations as the earlier filed complaints, but no longer naming Andrew Bonfield as a defendant.

The Company intends to defend itself vigorously in this litigation. It is not possible at this time to reasonably assess the outcome of these lawsuits, or the potential impact on the Company.

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

Investigations – Office of the U.S. Attorney, Massachusetts

On September 28, 2007, the Company, the Department Of Justice (DOJ), and the Office of the U.S. Attorney for the District of Massachusetts finalized the previously disclosed agreement in principle to settle several investigations involving the Company’s drug pricing, sales and marketing activities. The settlement agreement, which provides for a civil resolution, resolves matters that have been actively investigated by and discussed with the DOJ and the U.S. Attorney for the District of Massachusetts over a number of years, including matters relating to (1) the pricing for certain products sold several years ago by a subsidiary, which had been reimbursed by governmental health care programs; 2) financial relationships between that subsidiary and certain customers and other entities; 3) certain consulting programs; 4) the promotion of ABILIFY* for unapproved indications; 5) the calculation of certain Medicaid rebates for SERZONE (nefazodone hydrochloride); and 6) the pricing for certain of the Company’s products reimbursed by governmental health care programs. There will be no criminal charges against the Company with respect to those matters. Pursuant to the agreement, BMS agreed to pay $499 million plus interest to resolve the Federal and State claims, resulting in a total amount of approximately $516 million as of the settlement date. The Company has paid the federal portion of the global settlement, approximately $317 million plus interest. The State portion of the global settlement, approximately $182 million, plus interest, will not be disbursed unless the States approve the settlement. There can be no assurances that any or all States will approve the settlement. In connection with the settlement, the Company has entered into a five-year Corporate Integrity Agreement with the Office of the Inspector General of the Department of Health and Human Services. The settlement only covers those matters outlined above, and the DOJ, the U.S. Attorney for the District of Massachusetts and the States have indicated that they may pursue other matters outside the scope of the settlement, and in that event such matters could result in the assertion of civil and/or criminal claims.

Note 17. Legal Proceedings and Contingencies (Continued)

Also as previously disclosed, as a result of the agreement in principle, the Company had recorded aggregate reserves in the amount of $499 million plus interest for these matters. With payment of the federal portion of the global settlement now having been made, the remaining reserve is $182 million plus interest. If certain States choose not to participate, the amount reserved may not reflect eventual losses.

It is not possible at this time reasonably to assess the outcome of any additional matters that the DOJ and the Office of the U.S. Attorney for the District of Massachusetts may pursue, or the potential impact on the Company.

Litigation

As previously disclosed, the Company, together with a number of other pharmaceutical manufacturers, is a defendant in private class actions, as well as suits brought by the attorneys general of numerous states, many New York counties, and the City of New York. In these actions, plaintiffs allege defendants caused the Average Wholesale Prices (AWPs) of their products to be inflated, thereby injuring government programs, entities and persons who reimbursed prescription drugs based on AWPs. Twelve state attorneys’ general suits are pending in federal and state courts around the country. A case in Alabama state court is scheduled to be the first to proceed to trial in February 2008. One set of class actions, a suit by the Arizona attorney general and several suits filed by New York Counties and the City of New York, have been consolidated in the U.S. District Court for the District of Massachusetts (AWP MDL). The Court in the AWP MDL has certified three classes of persons and entities who paid for or reimbursed for seven of the Company’s physician-administered drugs. In June 2007, in a non-jury trial in the AWP MDL, the Court found the Company liable for violations of Massachusetts’ consumer protection laws with respect to certain oncology drugs for certain years and awarded damages in the amount of $183,454 for Class 3 (private third party payors) and instructed the parties to apply the Court’s opinion to determine damages for Class 2 (Medigap insurers). In August, 2007, the Court found damages of $187,789 for Class 2. The Company will appeal the June 2007 decision to the U.S. Court of Appeals for the First Circuit. As previously disclosed, in June 2007, the Company settled in principle the claims of Class 1 (Medicare Part B beneficiaries nationwide) for $13 million, plus half the costs of class notice up to a maximum payment of $1 million and the parties are finalizing the terms of the settlement. A hearing will be scheduled thereafter for preliminary approval of the Class 1 settlement.

The Company has recorded reserves of $14 million for these matters. In accordance with GAAP, the reserve reflects the Company’s estimate of probable loss with respect to these matters, assuming the settlement is finalized. If the settlement is not finalized, the amount reserved may not reflect eventual losses. It is not possible at this time reasonably to assess the outcome of the litigation matters described above, or their potential impact on the Company.

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

CERCLA Matters

With respect to CERCLA matters for which the Company is responsible under various state, Federal and foreign laws, the Company typically estimates potential costs based on information obtained from the U.S. Environmental Protection Agency (EPA), or counterpart state agency and/or studies prepared by independent consultants, including the total estimated costs for the site and the expected cost-sharing, if any, with other “potentially responsible parties”, and the Company accrues liabilities when they are probable and reasonably estimable. As of September 30, 2007, the Company estimated its share of the total future costs for these sites to be approximately $68 million, recorded as other liabilities, which represents the sum of best estimates or, where no simple estimate can reasonably be made, estimates of the minimal probable amount among a range of such costs (without taking into account any potential recoveries from other parties, which are not currently expected).

Puerto Rico Air Emissions Civil Litigation

As previously disclosed, the Company is one of several defendants in a class action suit filed in Superior Court in Puerto Rico relating to air emissions from a government owned and operated wastewater treatment facility. The Court certified the class on August 9, 2007 and on August 15, 2007 the parties executed a global settlement agreement, resolving all claims in the litigation. A hearing to approve the settlement is scheduled for October 26, 2007. Under the terms of the settlement, certain measures, including capital improvements, will be implemented at the wastewater treatment facility to minimize the potential for future odor emissions. The Company’s share of the payment to plaintiffs will be approximately $700,000.

Note 18. Subsequent Event

On October 19, 2007, the Company completed the acquisition of Adnexus Therapeutics, Inc. (Adnexus), developer of a new therapeutic class of biologics called ADNECTINS, for a net purchase price of $415 million, subject to any working capital adjustments. The Company expects to record an in-process research and development charge in the fourth quarter of 2007, estimated to be approximately $230 million. In addition, in the event that certain development and regulatory milestones are achieved, the Company is obligated to pay Adnexus up to an additional $74 million under the terms of the agreement.

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

Financial Highlights

For the third quarter of 2007, the Company reported global net sales of $5.1 billion, a 22% increase over the comparative period in 2006. The comparison of the Company’s largest product by net sales, PLAVIX*, to the third quarter of 2006, reflects the adverse impact of generic competition for PLAVIX* in 2006. Driven by the growth in PLAVIX* and other key products, diluted earnings per share increased 153% to $0.43. Diluted earnings per share for the quarter also included a $0.07 gain on the sale of product assets. During the quarter, the Company generated $0.7 billion of cash from operating activities. The Company also repaid the $1.3 billion outstanding balance of a term facility.

Strategy

The Company continues to execute its strategy for long-term growth and is currently on track with its strategic transition. The Company’s strategy includes the ongoing process of transforming and streamlining itself to maximize the resources that support delivering the full value of its pipeline and portfolio to shareholders. This transformation includes a comprehensive cost reduction program, incremental to current efforts that will include workforce reductions in some areas and the rationalization of some facilities. The Company expects to incur restructuring and other charges in connection with this program. While the amount and timing of these charges cannot be reasonably estimated at this time, the charges are likely to be incurred over the next three years and are reasonably likely to be material.

New Product, Pipeline and Product Developments

In October 2007, the U.S. Food and Drug Administration (FDA) approved IXEMPRA (ixabepilone) as monotherapy for the treatment of patients with metastatic or locally advanced breast cancer in patients whose tumors are resistant or refractory to anthracyclines, taxanes and capecitabine. The FDA has also granted approval of IXEMPRA in combination with capecitabine for the treatment of patients with metastatic or locally advanced breast cancer resistant to treatment with an anthracycline, and a taxane, or whose cancer is taxane resistant and for whom further anthracycline therapy is contraindicated. In September 2007, the Company submitted a Marketing Application Authorization (MAA) for ixabepilone to the European Medicines Evaluation Agency (EMEA).

In October 2007, ATRIPLA* was approved in Canada as the first once-daily single-tablet regimen for the treatment of HIV-1 infection in adults. In addition, the Committee for Medicinal Products for Human Use (CHMP) of the EMEA issued a positive opinion on the MAA for ATRIPLA*.

In October, 2007, the Company, ImClone Systems Incorporated (ImClone) and Merck KGaA entered into an agreement for the co-development and co-commercialization of ERBITUX* in Japan. Under the terms of the agreement, the parties will collaborate on a joint effort to develop and market ERBITUX* in Japan for the treatment of metastatic colorectal cancer, as well as for the treatment of other cancers the parties agree to pursue. ERBITUX* was submitted to the Japanese Pharmaceuticals and Medical Devices Agency for approval in February 2007. The Company and Merck KGaA will utilize their respective sales forces in Japan, and the three companies will share development costs, sales and marketing expenses, and profits realized as a result of the agreement.

In October 2007, the Company acquired privately held Adnexus Therapeutics, Inc. (Adnexus), developer of a new therapeutic class of biologics called ADNECTINS. ADNECTINS are a proprietary class of targeted biologics based on a naturally occurring protein found in human serum.

In September 2007, ImClone and the Company announced that a Phase III study of ERBITUX* in combination with platinum-based chemotherapy, conducted by Merck KGaA, met its primary endpoint of increasing overall survival compared with chemotherapy alone in patients with advanced non-small cell lung cancer. As previously disclosed, an earlier study conducted by ImClone and the Company evaluating the use of ERBITUX* in combination with a different platinum-based therapy did not meet its primary endpoint of increasing progression free survival in patients with advanced non-small cell lung cancer. Key secondary endpoints of this study, however, were statistically significant and favored the ERBITUX*-containing arm.

In September 2007, the FDA approved a sNDA for a single 300mg tablet of PLAVIX*. The 300mg loading dose has been proven effective in a broad acute coronary syndrome patient population. The 300mg tablet of clopidogrel will be available in the U.S. later this year and is also currently under EMEA review.

In August 2007, the European Commission approved an update to the SPRYCEL label to include 100 mg once daily, from 70 mg twice daily, as a starting dose for patients with chronic phase chronic myeloid leukemia resistant or intolerant to imatinib. The FDA is reviewing a sNDA on the 100 mg starting dose, with a target action date in mid-November.

In August 2007, the FDA accepted, for filing and review, the supplemental biologics license application for ORENCIA for the treatment of pediatric patients with juvenile idiopathic arthritis.

In August 2007, the Company and Pfizer Inc. (Pfizer) finalized the previously disclosed agreement for the worldwide collaboration to research, develop and commercialize DGAT-1 inhibitors. The Company recorded an upfront charge of $60 million in accordance with the terms of the agreement.

The Company remains in discussions with the FDA regarding vinflunine. Based on FDA feedback, the Company does not expect to file a New Drug Application for the treatment of bladder cancer.

Three Months Results of Operations

	Three Months Ended September 30,
				% of Net Sales
Dollars in Millions	2007	2006	% Change	2007	2006
Net Sales	$5,050	$4,154	22%
Earnings before Minority Interest and Income Taxes	$1,411	$617	129%	27.9%	14.9%
Provision for Income Taxes	$342	$193	77%
Effective tax rate	24.2%	31.3%
Net Earnings	$858	$338	154%	17.0%	8.1%

Third quarter 2007 net sales increased 22% to $5.1 billion, including a 3% favorable foreign exchange impact compared to the same period in 2006. U.S. net sales increased 35% to $3.0 billion for the quarter compared to 2006, primarily due to increased PLAVIX* sales, as well as the continued growth of key and newer products. International net sales increased 7% to $2.1 billion, including a 6% favorable foreign exchange impact. The composition of the change in sales is as follows:

		Analysis of % Change
Three Months Ended September 30,	Total Change	Volume	Price	Foreign Exchange
2007 vs. 2006	22%	15%	4%	3%

In general, the Company’s business is not seasonal. For information on U.S. pharmaceuticals prescriber demand, reference is made to the tables within Estimated End-User Demand under the Pharmaceuticals sections below, which set forth a comparison of changes in net sales to the estimated total prescription growth (for both retail and mail order customers) for certain of the Company’s top 15 pharmaceutical products and newer products sold by the U.S. Pharmaceuticals business.

The Company operates in three reportable segments—Pharmaceuticals, Nutritionals and Other Health Care. The percent of the Company’s net sales by segment were as follows:

	Three Months Ended September 30,
	Net Sales			% of Total Net Sales
Dollars in Millions	2007	2006	% Change	2007	2006
Pharmaceuticals	$3,926	$3,154	24%	77.7%	75.9%

Nutritionals	675	582	16%	13.4%	14.0%
Other Health Care	449	418	7%	8.9%	10.1%

Health Care Group	1,124	1,000	12%	22.3%	24.1%

Total	$5,050	$4,154	22%	100.0%	100.0%

The Company recognizes revenue net of various sales adjustments to arrive at net sales as reported on the Consolidated Statement of Earnings. These adjustments are referred to as gross-to-net sales adjustments. The following table sets forth the reconciliation of the Company’s gross sales to net sales by each significant category of gross-to-net sales adjustments:

	Three Months Ended September 30,
Dollars in Millions	2007	2006
Gross Sales	$5,756	$4,859
Gross-to-Net Sales Adjustments
Prime Vendor Charge-Backs	(156)	(177)
Women, Infants and Children (WIC) Rebates	(241)	(228)
Managed Health Care Rebates and Other Contract Discounts	(103)	(81)
Medicaid Rebates	(27)	(36)
Cash Discounts	(65)	(53)
Sales Returns	(29)	(45)
Other Adjustments	(85)	(85)

Total Gross-to-Net Sales Adjustments	(706)	(705)

Net Sales	$5,050	$4,154

Pharmaceuticals

The composition of the change in pharmaceutical sales is as follows:

		Analysis of % Change
Three Months Ended September 30,	Total Change	Volume	Price	Foreign Exchange
2007 vs. 2006	24%	17%	4%	3%

Worldwide Pharmaceutical sales increased 24% to $3,926 million in the third quarter of 2007, including a 3% favorable foreign exchange impact, compared to $3,154 million in the same period in 2006.

U.S. pharmaceutical sales increased 42% to $2,302 million in the third quarter of 2007 compared to $1,619 million in the same period in 2006, primarily due to increased PLAVIX* sales, as well as the continued growth of key products and sales of newer products ORENCIA, BARACLUDE and SPRYCEL.

International pharmaceutical sales increased 6% to $1,624 million in the third quarter of 2007 compared to $1,535 million in the same period in 2006, due to a favorable 6% foreign exchange impact. Sales growth in ABILIFY* and newer products BARACLUDE and SPRYCEL was offset by increased generic competition for PRAVACHOL and TAXOL® (paclitaxel). The Company’s reported international sales do not include copromotion sales reported by its alliance partner, Sanofi, for PLAVIX* and AVAPRO*/AVALIDE*, which continue to show growth in the third quarter of 2007.

Key pharmaceutical products and their sales, representing 81% and 74% of total pharmaceutical sales in the third quarter of 2007 and 2006, respectively, are as follows:

	Three Months Ended September 30,
Dollars in Millions	2007	2006	% Change
Cardiovascular
PLAVIX*	$1,254	$630	99%
AVAPRO*/AVALIDE*	309	277	12%
PRAVACHOL	86	192	(55)%
COUMADIN	50	53	(6)%
Virology
REYATAZ	273	233	17%
SUSTIVA Franchise (total revenue)	237	201	18%
BARACLUDE	72	22	* *
Oncology
ERBITUX*	185	175	6%
TAXOL® (paclitaxel)	102	137	(26)%
SPRYCEL	46	11	* *
Affective (Psychiatric) Disorders
ABILIFY* (total revenue)	420	313	34%
Immunoscience
ORENCIA	60	34	76%
Other Pharmaceuticals
EFFERALGAN	71	62	15%

**	In excess of 200%.

•

Sales of PLAVIX*, a platelet aggregation inhibitor that is part of the Company’s alliance with Sanofi, increased 99%, including a 2% favorable foreign exchange impact, to $1,254 million in the third quarter of 2007 from $630 million in the same period in 2006. Sales of PLAVIX* increased 128% in the U.S. in the third quarter of 2007 to $1,080 million from $474 million in the same period in 2006. The comparison to the third quarter 2006 sales reflects the adverse impact of generic competition for PLAVIX* in 2006, which the Company estimates to be in the range of $525 million to $600 million. Estimated total U.S. prescription demand for clopidogrel bisulfate (branded and generic) increased 7% in the third quarter of 2007 compared to 2006. Estimated total U.S. prescription demand for branded PLAVIX* increased 86% in the same period. While market exclusivity for PLAVIX* is expected to expire in 2011 in the U.S. and 2013 in the majority of the European markets, the composition of matter patent for PLAVIX* is the subject of litigation. For additional information on the PLAVIX* litigations, see “Item 1. Financial Statements—Note 17. Legal Proceedings and Contingencies.”

•

Sales of AVAPRO*/AVALIDE*, an angiotensin II receptor blocker for the treatment of hypertension, also part of the Sanofi alliance, increased 12%, including a 3% favorable foreign exchange impact, to $309 million in the third quarter of 2007 from $277 million in the same period in 2006. U.S. sales increased 11% to $176 million in the third quarter of 2007 from $159 million in the same period in 2006, primarily due to higher average net selling prices. Estimated total U.S. prescription demand decreased approximately 4% compared to 2006. International sales increased 13%, including a 7% favorable foreign exchange impact, to $133 million compared to $118 million in the same period in 2006. Market exclusivity for AVAPRO*/AVALIDE* (known in the European Union (EU) as APROVEL*/KARVEA*) is expected to expire in 2012 (including pediatric extension) in the U.S. and in countries in the EU; AVAPRO*/AVALIDE* is not currently marketed in Japan.

•

Sales of PRAVACHOL, an HMG Co-A reductase inhibitor, decreased 55%, including a 2% favorable foreign exchange impact, to $86 million in the third quarter of 2007 from $192 million in the same period in 2006, due to increased generic competition in the U.S. and key European markets. Market exclusivity protection expired in April 2006 in the U.S. Market exclusivity in the EU ended in 2004, with the exception of Sweden, where expiration occurred in March 2006, and Italy, where expiration will occur in January 2008. Generic competition in France commenced in July 2006.

•

Sales of COUMADIN, an oral anti-coagulant used predominantly in patients with atrial fibrillation or deep venous thrombosis/pulmonary embolism, decreased 6%, including a 1% favorable foreign exchange impact, to $50 million in the third quarter of 2007 compared to $53 million in the same period in 2006, primarily due to continued competition. Estimated total U.S. prescription demand decreased approximately 15% compared to 2006. Market exclusivity for COUMADIN expired in the U.S. in 1997.

•

Sales of REYATAZ, a protease inhibitor for the treatment of human immunodeficiency virus (HIV), increased 17%, including a 3% favorable foreign exchange impact, to $273 million in the third quarter of 2007 from $233 million in the same period in 2006. U.S. sales increased 9% to $141 million in the third quarter of 2007 from $129 million in the same period in 2006, primarily due to higher demand. Estimated total U.S. prescription demand increased approximately 10% compared to 2006. International sales increased 27%, including a 7% favorable foreign exchange impact, to $132 million in the third quarter of 2007 from $104 million in the same period in 2006. Market exclusivity for REYATAZ is expected to expire in 2017 in the U.S., in countries in the EU and in Japan.

•

Sales of the SUSTIVA Franchise, a non-nucleoside reverse transcriptase inhibitor for the treatment of HIV, increased 18%, including a 3% favorable foreign exchange impact, to $237 million in the third quarter of 2007 from $201 million in the same period in 2006. U.S. sales increased 18% to $151 million in the third quarter of 2007 from $128 million in the same period in 2006, primarily due to higher demand. Estimated total U.S. prescription growth increased approximately 19% compared to 2006. International sales increased 18%, including an 8% favorable foreign exchange impact, to $86 million in the third quarter of 2007 from $73 million in the same period in 2006. In July 2006, the Company and Gilead Sciences, Inc. (Gilead) launched ATRIPLA*, a once-daily single tablet three-drug regimen for HIV intended as a stand-alone therapy or in combination with other antiretrovirals. Total revenue for the SUSTIVA Franchise includes sales of SUSTIVA as well as revenue from bulk efavirenz included in the combination therapy ATRIPLA*. The Company records revenue for the bulk efavirenz component of ATRIPLA* upon sales of ATRIPLA* by the joint venture with Gilead to third-party customers. The Company has a composition of matter patent that expires in 2013 in the U.S. and in countries in the EU; the Company does not, but others do, market SUSTIVA in Japan. For additional information on revenue recognition of the SUSTIVA Franchise, see “Item 1. Financial Statements—Note 2. Alliances and Investments.”

•

Sales of BARACLUDE, an oral antiviral agent for the treatment of chronic hepatitis B, increased to $72 million in the third quarter of 2007 from $22 million in the same period in 2006, due to continued growth across all markets. The Company has a composition of matter patent that expires in the U.S. in 2010 and in Japan, Germany, France and the UK in 2011. As previously disclosed, BARACLUDE was launched in China in February 2006. As also previously disclosed, there is uncertainty about China’s exclusivity laws and due to this uncertainty, it is possible that one or more companies in China could receive marketing authorization from China’s health authority as early as the end of 2007.

•

Sales of ERBITUX*, which is sold by the Company almost exclusively in the U.S., increased 6% to $185 million in the third quarter of 2007 from $175 million in the same period in 2006, due to the continued transition to an open distribution model. Erbitux* sales increased 14% in the third quarter of 2007 compared to the second quarter of 2007, due to growth in the use for head and neck cancer as well as the continued rebound of the use for colorectal cancer . ERBITUX* is marketed by the Company under a distribution and copromotion agreement with ImClone. A use patent relating to combination therapy with cytotoxic treatments expires in 2017. There is no patent covering monotherapy. Currently, generic versions of biological products cannot be approved under U.S. law. However, the law could change in the future. Even in the absence of new legislation, the FDA is taking steps toward allowing generic versions of certain biologics. The Company’s right to market ERBITUX* in North America and Japan under its agreement with ImClone expires in September 2018. The Company does not, but others do, market ERBITUX* in countries in the EU. For information on patent litigations relating to ERBITUX*, see “Item 1. Financial Statements—Note 17. Legal Proceedings and Contingencies” and “Item 8. Financial Statements and Supplemental Data—Note 21. Legal Proceedings and Contingencies” in the Company’s 2006 Form 10-K.

•

Sales of TAXOL® (paclitaxel), an anti-cancer agent sold almost exclusively in non-U.S. markets, decreased 26% to $102 million in the third quarter of 2007 from $137 million in the same period in 2006, primarily due to increased generic competition in Europe and Japan during the third quarter of 2006. Market exclusivity protection for TAXOL® (paclitaxel) expired in 2000 in the U.S. and in 2003 in countries in the EU. Two generic paclitaxel products have received regulatory approval in Japan, and both have entered the market.

•

Sales of SPRYCEL, an oral inhibitor of multiple tyrosine kinases, for the treatment of adults with chronic, accelerated, or myeloid or lymphoid blast phase chronic myloid leukemia with resistance or intolerance to prior therapy, including GLEEVEC* (imatinib meslylate), were $46 million for the third quarter of 2007, compared to $11 million in the same period of 2006. The increase was due to launches in international markets beginning in the fourth quarter of 2006 and the continued growth in the U.S. Market exclusivity for SPRYCEL is expected to expire in 2020 in the U.S. and in certain European markets, assuming the pending patents are granted.

•

Total revenue for ABILIFY*, an antipsychotic agent for the treatment of schizophrenia, acute bipolar mania and bipolar disorder, increased 34%, including a 2% favorable foreign exchange impact, to $420 million in the third quarter of 2007 from $313 million in the same period in 2006. U.S. sales increased 27% to $329 million in the third quarter of 2007 from $260 million in the same period in 2006, primarily due to higher demand and higher average net selling prices. Estimated total U.S. prescription demand increased approximately 10% compared to the same period last year. International sales increased 72%, including a 12% favorable foreign exchange impact, to $91 million in the third quarter of 2007 from $53 million in the same period in 2006, due to continued growth across European markets. Total revenue for ABILIFY*

primarily consists of alliance revenue representing the Company’s 65% share of net sales in countries where it copromotes with Otsuka Pharmaceutical Co., Ltd. (Otsuka), and the product is sold by an Otsuka affiliate as a distributor. Otsuka’s market exclusivity protection for ABILIFY* is expected to expire in 2014 in the U.S. (including the granted patent term extension). For information on patent litigations relating to ABILIFY*, see “Item 1. Financial Statements—Note 17. Legal Proceedings and Contingencies.” The Company also has the right to copromote ABILIFY* in several European countries (the UK, France, Germany and Spain) and to act as exclusive distributor for the product in the rest of the EU. Market exclusivity protection for ABILIFY* is expected to expire in 2009 for countries in the EU (and may be extended until 2014 if pending supplemental protection certificates are granted). The Company’s contractual right to market ABILIFY* expires in November 2012 in the U.S. and in June 2014 in the countries in the EU where the Company has the exclusive right to market ABILIFY*. For additional information on revenue recognition of ABILIFY*, see “Item 1. Financial Statements—Note 2. Alliances and Investments.”

•

Sales of ORENCIA, a fusion protein indicated for adult patients with moderate to severe rheumatoid arthritis launched in 2006, increased 76%, including a 1% favorable foreign-exchange impact, to $60 million in the third quarter of 2007 from $34 million in the same period in 2006. The Company has a series of patents covering abatacept and its method of use. The latest of the composition of matter patents expires in the U.S. in 2016. The Company has submitted its request for patent term restoration for one of the composition of matter patents that expires in 2015, which could possibly extend the term of that patent. As noted above, generic versions of biological products cannot be approved under U.S. law, but the law could change in the future.

•

Sales of EFFERALGAN, a formulation of acetaminophen for pain relief sold principally in Europe, increased 15%, including a 8% favorable foreign exchange impact, to $71 million in the third quarter of 2007 from $62 million in the same period in 2006 primarily due to unseasonable weather in 2007.

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

Estimated End-User Demand

U.S. Pharmaceuticals

The following tables set forth for each of the Company’s top 15 pharmaceutical products (based on 2006 annual net sales) sold by the U.S. Pharmaceuticals business, for the three months ended September 30, 2007 compared to the same periods in the prior year: (i) changes in reported U.S. net sales for the period; (ii) estimated total U.S. prescription change for the retail and mail order channels calculated by the Company based on NGPS version 2.0 data on a weighted average basis; and (iii) the estimated U.S. therapeutic category share of the applicable product calculated by the Company based on NGPS version 2.0 data on a weighted-average basis. Prior year prescription data has been adjusted to conform to the NGPS version 2.0 data.

	Three Months Ended September 30, 2007		Month Ended September 30, 2007
	Change in U.S. Net Sales(a)	Change in U.S. Total Prescriptions(b)	Estimated TRx Therapeutic Category Share (b, c)
ABILIFY* (total revenue)	27%	10%	13%
AVAPRO*/AVALIDE*	11	(4)	13
BARACLUDE	57	71	29
COUMADIN	(11)	(15)	14
ERBITUX* (d)	6	N/A	N/A
GLUCOPHAGE* Franchise	(15)	(30)	1
KENALOG (e)	5	N/A	N/A
ORENCIA(d)	68	N/A	N/A
PARAPLATIN (d)	(120)	N/A	N/A
PLAVIX*	128	86	87
PRAVACHOL	(77)	(77)	—
REYATAZ (f)	9	10	19
SPRYCEL (g)	55	**	6
SUSTIVA Franchise (f, h) (total revenue)	18	19	36
ZERIT	(32)	(29)	4

	Three Months Ended September 30, 2006		Month Ended September 30, 2006
	Change in U.S. Net Sales(a)	Change in U.S. Total Prescriptions(b)	Estimated TRx Therapeutic Category Share(b, c)
ABILIFY* (total revenue)	21%	18%	12%
AVAPRO*/AVALIDE*	8	1	14
BARACLUDE	**	**	21
COUMADIN	(8)	(18)	16
ERBITUX* (d)	63	N/A	N/A
GLUCOPHAGE* Franchise	(47)	(52)	1
KENALOG (e)	—	N/A	N/A
ORENCIA (d)	—	N/A	N/A
PARAPLATIN (d)	(44)	N/A	N/A
PLAVIX*	(43)	(36)	19
PRAVACHOL	(75)	(82)	1
REYATAZ (f)	23	14	18
SPRYCEL (g)	—	—	3
SUSTIVA (f)	27	11	32
ZERIT	(21)	(32)	5

(a)	Reflects percentage change in net sales in dollar terms, including change in average selling prices and wholesaler buying patterns.
(b)	Derived by multiplying NGPS mail order prescription data by a factor that approximates three and adding to this the NGPS retail prescriptions.
(c)	The therapeutic categories are determined by the Company as those products considered to be in direct competition with the Company’s own products. The products listed above compete in the following therapeutic categories: ABILIFY* (antipsychotics), AVAPRO*/AVALIDE* (angiotensin receptor blockers), BARACLUDE (oral antiviral agent), COUMADIN (warfarin), ERBITUX* (oncology), GLUCOPHAGE* Franchise (oral antidiabetics), KENALOG (intra-articular/intramuscular steroid), ORENCIA (fusion protein), PARAPLATIN (carboplatin), PLAVIX* (antiplatelet agents), PRAVACHOL (HMG CoA reductase inhibitors), REYATAZ and the SUSTIVA Franchise (antiretrovirals—third agents excluding NORVIR* and TRIZIVIR*), SPRYCEL (TKIs for leukemia), and ZERIT (nucleoside reverse transcriptase inhibitors).
(d)	ERBITUX*, ORENCIA and PARAPLATIN are parenterally administered products and do not have prescription-level data as physicians do not write prescriptions for these products. The Company believes therapeutic category share information provided by third parties for these products may not be reliable and accordingly, none is presented here.
(e)	The Company does not have prescription level data because the product is not dispensed through a retail pharmacy. The Company believes therapeutic category share information provided by third parties for this product may not be reliable and accordingly, none is presented here.
(f)	REYATAZ and the SUSTIVA Franchise have been recalculated as a percentage share of antiretrovirals – third agents excluding NORVIR* and TRIZIVIR*.

(g)	SPRYCEL was launched in the U.S. in July 2006.
(h)	SUSTIVA Franchise (total revenue) includes sales of SUSTIVA, as well as revenue of bulk efavirenz included in the combination therapy, ATRIPLA*. The therapeutic category share information and change in U.S. total prescriptions growth for SUSTIVA Franchise (antiretrovirals – third agents excluding NORVIR* and TRIZIVIR*) includes both branded SUSTIVA and ATRIPLA* prescription units.
**	In excess of 200%.

The Company is reporting REYATAZ’s estimated TRx category share within the antiretrovirals—third agents (excluding NORVIR* and TRIZIVIR*) category rather than the protease inhibitors (excluding NORVIR*) category. The Company believes that the antiretrovirals—third agents (excluding NORVIR* and TRIZIVIR*) category more closely reflects the use of protease inhibitors, which has evolved and competes with other products within the antiretrovirals—third agents (excluding NORVIR* and TRIZIVIR*) category. The historical trends of growth in REYATAZ’s estimated TRx category share between the two categories are not materially different.

As previously reported, in July 2007, IMS issued a Product News bulletin announcing that it had revised its previously issued projected prescription and unit volumes for PLAVIX* and Apotex’s generic clopidogrel bisulfate product, which IMS had overstated for the months August 2006 through June 2007 due to market events surrounding the at-risk launch of generic clopidogrel bisulfate. Due to these unique circumstances, the high degree of volatility and the compressed timeframe of these events, IMS applied a custom approach to estimate PLAVIX* and generic clopidogrel bisulfate product and market volumes beginning in July 2007.

In October 2007, IMS issued a further Product News bulletin, announcing the discontinuation of the custom approach to estimate PLAVIX* and generic clopidogrel bisulfate product and market volumes in favor of its standard approach beginning October 2007.

The IMS overstatement of PLAVIX* prescription and unit volumes did not impact the Company’s financial results or its reported net sales for PLAVIX* for the quarters ended September 30, 2006, December 31, 2006, March 31, 2007 and June 30, 2007.

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

The estimated prescription change data and estimated therapeutic category share reported throughout this Form 10-Q only include information from the retail and mail order channels and do not reflect information from other channels, such as hospitals, institutions and long-term care, among others. The data provided by IMS are a product of IMS’ own record-keeping processes and are estimates based on IMS’ sampling procedures, subject to the inherent limitations of estimates based on sampling and a margin of error.

International Pharmaceuticals, Nutritionals and Other Health Care

As previously disclosed, for the Company’s Pharmaceuticals business outside of the U.S., Nutritionals and Other Health Care business units around the world, the Company has significantly more direct customers, limited information on direct customer product level inventory and corresponding out-movement information and the reliability of third party demand information, where available, varies widely. Accordingly, the Company relies on a variety of methods to estimate direct customer product level inventory and to calculate months on hand for these business units. As such, the information required to estimate months on hand in the direct customer distribution channel for non-U.S. Pharmaceuticals business for the quarter ended September 30, 2007 is not available prior to the filing of this quarterly report on Form 10-Q. The Company will disclose this information on its website and furnish it on Form 8-K approximately 60 days after the end of the third quarter.

The following table, which was posted on the Company’s web site and filed on Form 8-K on August 31, 2007, sets forth for each of the Company’s key pharmaceutical products sold by the Company’s International Pharmaceuticals business, including the top 15 pharmaceutical products sold in the Company’s major non-U.S. countries (based on 2006 net sales), and for each of the key products sold by the other reporting segments listed below, the percentage change in the Company’s estimated ultimate patient/consumer demand for the months of June 2007 and March 2007 compared to the same periods in the prior year. As previously disclosed, the March 2007 versus March 2006 percent change was recalculated due to the identification of a technical error in the calculation.

	% Change in Demand on a Constant U.S. Dollar Basis
	June 2007 vs. June 2006	March 2007 vs. March 2006
International Pharmaceuticals
ABILIFY* (total revenue)	45%	33%
AVAPRO*/AVALIDE*	—	5
BARACLUDE	**	**
BUFFERIN*	(8)	(8)
CAPOTEN	(21)	(16)
DAFALGAN	39	12
EFFERALGAN	29	16
MAXIPIME	(18)	(24)
MONOPRIL	(25)	(13)
ORENCIA	**	**
PERFALGAN	31	15
PLAVIX*	—	(2)
PRAVACHOL	(64)	(73)
REYATAZ	5	24
SPRYCEL	N/A	N/A
SUSTIVA Franchise (total revenue)	(1)	9
TAXOL® (paclitaxel)	(29)	(24)
VIDEX/VIDEX EC	(9)	(2)
Nutritionals
ENFAMIL/ENFAGROW	4	5
NUTRAMIGEN	(3)	4
Other Health Care
ConvaTec
Ostomy	2	—
Wound Therapeutics	3	(2)
Medical Imaging
CARDIOLITE	(2)	(8)

**	In excess of 200%.

Estimated Inventory Months on Hand in the Distribution Channel

U.S. Pharmaceuticals

The following tables set forth for each of the Company’s top 15 pharmaceutical products (based on 2006 annual net sales) sold by the Company’s U.S. Pharmaceuticals business, the U.S. Pharmaceuticals net sales and the estimated number of months on hand of the applicable product in the U.S. wholesaler distribution channel for the quarters ended September 30, 2007 and 2006 and June 30, 2007 and 2006.

	September 30, 2007		September 30, 2006
Dollars in Millions	Net Sales	Months on Hand	Net Sales	Months on Hand
ABILIFY* (total revenue)	$329	0.4	$260	0.5
AVAPRO*/AVALIDE*	176	0.4	159	0.4
BARACLUDE	22	0.5	14	0.6
COUMADIN	40	0.6	45	0.7
ERBITUX*	183	0.3	173	0.5
GLUCOPHAGE* Franchise	17	0.6	20	0.7
KENALOG	20	0.6	19	0.8
ORENCIA	57	0.4	34	0.8
PARAPLATIN	(1)	25.0	5	1.5
PLAVIX*	1,080	0.4	474	1.5
PRAVACHOL	17	0.7	73	1.0
REYATAZ	141	0.5	129	0.5
SPRYCEL	17	0.7	11	1.2
SUSTIVA Franchise (a) (total revenue)	151	0.6	128	0.5
ZERIT	13	0.7	19	0.7

	June 30, 2007		June 30, 2006
Dollars in Millions	Net Sales	Months on Hand	Net Sales	Months on Hand
ABILIFY* (total revenue)	$322	0.4	$267	0.5
AVAPRO*/AVALIDE*	170	0.4	167	0.5
BARACLUDE	20	0.7	9	0.7
COUMADIN	43	0.7	46	0.8
ERBITUX*	160	0.4	172	—
GLUCOPHAGE* Franchise	17	0.6	22	0.6
KENALOG	26	0.5	22	0.8
ORENCIA	53	0.5	18	0.3
PARAPLATIN	1	17.5	2	1.7
PLAVIX*	1,015	0.4	988	0.5
PRAVACHOL	47	0.5	128	1.0
REYATAZ	138	0.6	122	0.6
SPRYCEL	14	0.8	—	—
SUSTIVA Franchise (a) (total revenue)	147	0.7	115	0.5
ZERIT	15	0.7	18	0.7

(a)	Beginning in the third quarter of 2006, the SUSTIVA Franchise includes sales of SUSTIVA, as well as revenue of bulk efavirenz included in the combination therapy, ATRIPLA*. The estimated months on hand of the product in the U.S. wholesale distribution channel only include branded SUSTIVA inventory.

In October 2004, the U.S. pediatric exclusivity period for PARAPLATIN expired. The resulting entry of multiple generic competitors for PARAPLATIN led to a significant decrease in demand for PARAPLATIN, which in turn led to the months on hand of the product in the U.S. wholesaler distribution channel exceeding one month on hand at September 30, 2007, June 30, 2007, September 30, 2006 and June 30, 2006. The estimated value of PARAPLATIN inventory in the U.S. wholesaler distribution channel over one month on hand was approximately $0.1 million at September 30, 2007, $0.3 million at June 30, 2007, $0.6 million at September 30, 2006 and $1.4 million at June 30, 2006. The Company no longer produces PARAPLATIN for the U.S. market and will continue to monitor PARAPLATIN wholesaler inventory levels until they have been depleted.

At September 30, 2006, the estimated value of PLAVIX* inventory in the U.S. wholesaler distribution channel exceeded one month on hand by approximately $41.4 million due to the at-risk launch of generic clopidogrel bisulfate in August 2006. Because of the large quantities of generic clopidogrel bisulfate shipped into the distribution channels before the preliminary injunction was granted ordering the halt of sales of generic clopidogrel bisulfate in late August 2006, demand for branded PLAVIX* decreased precipitously.

SPRYCEL was launched in the U.S. in July 2006. Consistent with standard practice at the time of a new product launch, the Company’s U.S. wholesalers built inventories of the product to meet expected demand and at September 30, 2006, the estimated value of SPRYCEL inventory in the U.S. wholesaler distribution channel exceeded one month on hand by approximately $0.6 million. The Company worked down wholesaler inventory levels to one month on hand or less in the subsequent quarter.

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

The Company maintains inventory management agreements (IMAs) with most of its U.S. Pharmaceuticals wholesalers, which account for nearly 100% of total gross sales of U.S. pharmaceutical products. Under the current terms of the IMAs, the Company’s three largest wholesaler customers provide the Company with weekly information with respect to inventory levels of product on hand and the amount of out-movement of products. These three wholesalers accounted for approximately 90% of total gross sales of U.S. Pharmaceuticals products in the third quarter of 2007. The inventory information received from these wholesalers excludes inventory held by intermediaries to whom they sell, such as retailers and hospitals, and excludes goods in transit to such wholesalers. The Company uses the information provided by these three wholesalers as of the Friday closest to quarter end to calculate the amount of inventory on hand for these wholesalers at the applicable quarter end. This amount is then increased by the Company’s estimate of goods in transit to these wholesalers based on the Company’s records of sales to these wholesalers, which have not been reflected in the weekly data provided by the wholesalers. Under the Company’s revenue recognition policy, sales are recorded when substantially all the risks and rewards of ownership are transferred, which in the U.S. Pharmaceuticals business is generally when product is shipped. In such cases, goods in transit to a wholesaler are owned by the applicable wholesaler and, accordingly, are reflected in the calculation of inventories in the wholesaler distribution channel. The Company determines the out-movement of a product from these wholesalers over a period of 31 days by using the most recent four weeks of out-movement of a product as provided by these wholesalers and extrapolating such amount to a 31 day basis. The Company estimates for each product, inventory levels on hand and out-movements for all its U.S. Pharmaceuticals business wholesaler customers, by adjusting the three largest wholesalers’ inventory levels and out-movements by a factor that approximates the other remaining wholesalers’ percentage share of total gross sales for such product in the U.S. In addition, the Company receives inventory information from these other wholesalers on a selective basis for certain key products.

The Company’s U.S. Pharmaceuticals business through the IMAs discussed above, has arrangements with substantially all of its direct wholesaler customers and requires those wholesalers to maintain inventory at levels that are no more than one month of their demand.

The Company distributes ORENCIA through distribution arrangements with multiple distributors. The above estimates of months on hand was calculated by dividing the inventories of ORENCIA held by these distributors at the end of the quarter by the out-movement of the product over the last 31 day period, as reported by these distributors. The inventory on hand and out-movements reported by these distributors are a product of the distributors’ own record-keeping processes.

The Company sells ERBITUX* to intermediaries (such as wholesalers and specialty oncology distributors) and ships ERBITUX* directly to the end-users of the product who are the customers of those intermediaries. The Company also sells ERBITUX* to other distributors who then hold ERBITUX* inventory. The above estimate of months on hand was calculated by dividing the inventories of ERBITUX* held by the distributors for their own accounts as reported by the distributors as of the end of the quarter by the out-movements of the product reported by the distributors over the last 31 day period. The inventory levels reported by the distributors are a product of their record-keeping process.

Estimated Inventory Months on Hand in the Distribution Channel

The following table, which was posted on the Company’s website and filed on Form 8-K on August 31, 2007, sets forth for each of the Company’s key products sold by the businesses listed below, the net sales of the applicable product for each of the quarters ended June 30, 2007, March 31, 2007, June 30, 2006 and March 31, 2006, and the estimated number of months on hand of the applicable product in the direct customer distribution channel for the business as of the end of each of the four quarters. The estimates of months on hand for key products described below for the International Pharmaceuticals business are based on data collected for all of the Company’s significant business units outside of the U.S. Also described further below is information on non-key product(s) where the amount of inventory on hand at direct customers is more than approximately one month and the impact is not de minimis. For the other non-Pharmaceuticals reporting segments, estimates are based on data collected for the U.S. and all significant business units outside of the U.S.

	June 30, 2007		March 31, 2007		June 30, 2006		March 31, 2006
(Dollars in Millions)	Net Sales	Months on Hand	Net Sales	Months on Hand	Net Sales	Months on Hand	Net Sales	Months on Hand
International Pharmaceuticals
ABILIFY* (total revenue)	$90	0.6	73	0.6	57	0.6	52	0.6
AVAPRO*/AVALIDE*	127	0.5	107	0.5	113	0.5	94	0.5
BARACLUDE	39	0.7	28	0.7	5	1.0	2	1.1
BUFFERIN*	27	0.5	24	0.5	31	0.5	22	0.6
CAPOTEN	25	0.9	26	0.8	31	0.9	35	0.8
DAFALGAN	42	1.4	44	1.2	37	1.1	37	1.4
EFFERALGAN	69	1.4	81	1.1	62	0.9	68	1.2
MAXIPIME	39	0.8	29	0.5	43	0.8	40	0.8
MONOPRIL	42	1.2	36	0.8	48	1.1	46	1.1
ORENCIA	2	0.4	1	0.3	—	—	—	—
PERFALGAN	65	0.5	58	0.5	51	0.6	46	0.6
PLAVIX*	174	0.6	151	0.5	157	0.5	136	0.5
PRAVACHOL	85	0.6	78	0.6	195	1.4	234	1.5
REYATAZ	116	0.7	120	0.9	114	0.7	88	0.6
SPRYCEL	21	0.4	11	0.4	—	—	—	—
SUSTIVA Franchise (a) (total revenue)	86	0.5	82	0.5	78	0.5	67	0.5
TAXOL® (paclitaxel)	91	0.6	107	0.7	145	0.5	143	0.6
VIDEX/VIDEX EC	27	1.1	27	1.1	35	1.2	31	0.8
Nutritionals
ENFAMIL/ENFAGROW	337	0.9	326	0.8	312	0.9	304	0.9
NUTRAMIGEN	54	1.0	52	0.9	54	1.0	48	1.0
Other Health Care
ConvaTec
Ostomy	150	0.9	130	0.9	141	1.0	123	0.9
Wound Therapeutics	119	0.9	107	0.9	107	0.9	98	0.9
Medical Imaging
CARDIOLITE	106	0.7	99	0.7	105	0.8	103	0.8

(a)	Beginning in the third quarter of 2006, the SUSTIVA Franchise includes sales of SUSTIVA, as well as revenue of bulk efavirenz included in the combination therapy, ATRIPLA*. The estimated months on hand of the product in the distribution channel only include branded SUSTIVA inventory.

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

As of June 30, 2007, March 31, 2007, June 30, 2006 and March 31, 2006, DAFALGAN, an analgesic product sold principally in Europe, had approximately 1.4, 1.2, 1.1 and 1.4 months of inventory on hand, respectively, at direct customers. The level of inventory on hand was due primarily to private pharmacists purchasing DAFALGAN approximately once every eight weeks and the seasonality of the product.

As of June 30, 2007, March 31, 2007 and March 31, 2006, EFFERALGAN, an analgesic product sold principally in Europe, had approximately 1.4, 1.1 and 1.2 months of inventory on hand, respectively, at direct customers. The level of inventory on hand is due primarily to private pharmacists purchasing EFFERALGAN approximately once every eight weeks and the seasonality of the product.

As of June 30, 2007, June 30, 2006 and March 31, 2006, MONOPRIL, a cardiovascular product, had approximately 1.2, 1.1 and 1.1 months of inventory on hand at direct customers. The level of inventory on hand as of June 30, 2007, is due primarily to initial stocking of a new, exclusive distributor in Poland and stocking in support of the launch of MONOPRIL in Poland in 2007. The level of inventory on hand as of June 30, 2006 and March 31, 2006, was due primarily to supply of the product in support of its inclusion in a government program in Russia.

As of June 30, 2006 and March 31, 2006, PRAVACHOL, a cardiovascular product, had approximately 1.4 and 1.5 months of inventory on hand, respectively, at direct customers. The increased level of inventory on hand was due primarily to an increase in orders from a significant direct customer in France.

As of June 30, 2007, March 31, 2007 and June 30, 2006, VIDEX/VIDEX EC, an antiviral product, had approximately 1.1, 1.1 and 1.2 months of inventory on hand, respectively, at direct customers. The increased level of inventory on hand is due primarily to government purchasing patterns in Brazil. The Company is contractually obligated to provide VIDEX/VIDEX EC to the Brazilian government upon placement of an order for product by the government. Under the terms of the contract, the Company has no control over the inventory levels relating to such orders.

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

HEALTH CARE GROUP

The combined third quarter 2007 revenues from the Health Care Group increased 12%, including a 4% favorable foreign exchange impact, to $1.1 billion compared to the same period in 2006.

Nutritionals

The composition of the change in nutritional sales is as follows:

		Analysis of % Change
Three Months Ended September 30,	Total Change	Volume	Price	Foreign Exchange
2007 vs. 2006	16%	9%	3%	4%

Key Nutritional product lines and their sales, representing 97% and 95% of total Nutritional sales in the third quarter of 2007 and 2006, respectively, are as follows:

	Three Months Ended September 30,
Dollars in Millions	2007	2006	% Change
Infant Formulas	$469	$400	17%
ENFAMIL	281	246	14%
Toddler/Children’s Nutritionals	183	153	20%
ENFAGROW	74	69	7%

Worldwide Nutritional sales increased 16%, including a 4% favorable foreign exchange impact, to $675 million in the third quarter of 2007 from $582 million in the same period in 2006. U.S. Nutritional sales increased 14% to $304 million in the third quarter of 2007, primarily due to the timing of contract transitions under the Women’s, Infants and Children (WIC) program. International Nutritional sales increased 18% to $371 million in the third quarter of 2007, including a 7% favorable foreign exchange impact, primarily due to strong infant formula sales and broad-based growth in Asia.

Other Health Care

The Other Health Care segment includes ConvaTec and the Medical Imaging business. The composition of the change in Other Health Care segment sales is as follows:

		Analysis of % Change
Three Months Ended September 30,	Total Change	Volume	Price	Foreign Exchange
2007 vs. 2006	7%	2%	2%	3%

Other Health Care sales by business and their key products for the third quarter of 2007 and 2006 were as follows:

	Three Months Ended September 30,
Dollars in Millions	2007	2006	% Change
ConvaTec	$292	$265	10%
Ostomy	147	139	6%
Wound Therapeutics	126	113	12%
Medical Imaging	157	153	3%
CARDIOLITE	99	97	2%

•

Worldwide ConvaTec sales increased 10%, including a 5% favorable foreign exchange impact, to $292 million in the third quarter of 2007 from $265 million in the same period in 2006. Sales of wound therapeutic products increased 12%, including a 5% favorable foreign exchange impact, to $126 million in the third quarter of 2007 from $113 million in the same period in 2006, primarily due to continued growth of AQUACEL*.

•

Worldwide Medical Imaging sales increased 3%, including a 1% favorable foreign exchange impact, to $157 million in the third quarter of 2007 from $153 million in the same period in 2006. CARDIOLITE* sales increased 2% to $99 million from the same period in 2006. The key patent for CARDIOLITE* expires in January 2008. CARDIOLITE* will be entitled to a six-month extension of exclusivity (until July 2008) if the Company submits to the FDA, by January 2008, certain pediatric clinical data in accordance with a written request issued by the FDA. There is no guarantee that the Company will be able to fulfill all of the requirements of the Written Request.

Geographic Areas

In general, the Company’s products are available in most countries in the world. The largest markets are in the U.S., France, Canada, Spain, Japan, Mexico, Italy and Germany. The Company’s sales by geographic areas were as follows:

	Three Months Ended September 30,
	Net Sales			% of Total Net Sales
Dollars in Millions	2007	2006	% Change	2007	2006
United States	$2,920	$2,170	35%	58%	52%
Europe, Middle East and Africa	1,145	1,079	6%	22%	26%
Other Western Hemisphere	437	393	11%	9%	10%
Pacific	548	512	7%	11%	12%

Total	$5,050	$4,154	22%	100%	100%

Sales in the U.S. increased 35%, primarily due to the recovery of PLAVIX* sales from the impact of generic clopidogrel bisulfate in 2006 and the continued growth of ABILIFY*, the SUSTIVA Franchise, ENFAMIL, REYATAZ, AVAPRO*/AVALIDE* and ORENCIA, partially offset by increased generic competition for PRAVACHOL.

Sales in Europe, Middle East and Africa increased 6%, including a 7% favorable foreign exchange impact. Sales increased in major European markets for PLAVIX*, REYATAZ, AVAPRO*/AVALIDE*, BARACLUDE and ABILIFY*. The sales increase was offset by the increased generic competition for PRAVACHOL and TAXOL® (paclitaxel).

Sales in the Other Western Hemisphere countries increased 11%, including a 5% favorable foreign exchange impact, primarily due to increased sales of PLAVIX*, AVAPRO*/AVALIDE* and ENFAMIL in Canada and Mexico.

Sales in the Pacific region increased 7%, including a 5% favorable foreign exchange impact, primarily due to increased sales of BARACLUDE in China, Japan and Korea as well as Nutritional products primarily in Philippines, Thailand and China, partially offset by lower sales of TAXOL® (paclitaxel) in Japan due to generic competition.

Expenses

	Three Months Ended September 30,
	Expenses			% of Net Sales
Dollars in Millions	2007	2006	% Change	2007	2006
Cost of products sold	$1,622	$1,465	11%	32.1%	35.3%
Marketing, selling and administrative	1,214	1,189	2%	24.0%	28.6%
Advertising and product promotion	351	286	23%	7.0%	6.9%
Research and development	827	756	9%	16.4%	18.2%
Provision for restructuring, net	—	2	(100)%	—	—
Litigation income, net	—	(9)	100%	—	(0.2)%
Gain on sale of product assets	(247)	—	—	(4.9)%	—
Equity in net income of affiliates	(139)	(118)	(18)%	(2.7)%	(2.9)%
Other expense/(income), net	11	(34)	132%	0.2%	(0.8)%

Total Expenses, net	$3,639	$3,537	3%	72.1%	85.1%

•

Cost of products sold, as a percentage of net sales, decreased to 32.1% in the third quarter of 2007 compared to 35.3% in the same period in 2006. The margin improvement was due primarily to impairment charges in 2006 in addition to sales growth of higher margin products in 2007.

•	Marketing, selling and administrative expenses increased 2% to $1,214 million in the third quarter of 2007 compared to the same period in 2006, primarily due to foreign exchange impact.

•

Advertising and product promotion spending increased 23% to $351 million in the third quarter of 2007 from $286 million in the same period in 2006, driven primarily by increased spending for direct-to-consumer advertising for PLAVIX* and ABILIFY*, as well as investments to support the launch of IXEMPRA.

•

Research and development expenses increased 9% to $827 million in the third quarter of 2007 from $756 million in the same period in 2006. This increase primarily reflects higher licensing up-front payments and continued investments in late-stage compounds, partially offset by sharing of codevelopment costs with alliance partners AstraZeneca PLC and Pfizer. The third quarter 2007 upfront payment relates to the agreement with Pfizer. Research and development spending dedicated to pharmaceutical products decreased to 19.8% of pharmaceutical sales in the third quarter of 2007, compared to 22.2% in the same period in 2006, primarily due to increased net sales in 2007.

•

Restructuring activities implemented in the third quarter of 2007 and 2006 by the Company are expected to generate annual benefit to earnings before minority interest and income taxes of approximately $6 million and $11 million, respectively. For additional information on restructuring, see “Item 1. Financial Statements—Note 3. Restructuring.”

•

Litigation income of $9 million in the third quarter of 2006 was related to an insurance recovery for a previously settled litigation matter. For additional information on litigation charges, see “Item 1. Financial Statements—Note 17. Legal Proceedings and Contingencies—Pricing, Sales and Promotional Practices Litigation and Investigations.”

•	The gain on sale of product assets of $247 million in 2007 was for the sale of the BUFFERIN* and EXCEDRIN* brands in Japan.

•

Equity in net income of affiliates for the third quarter of 2007 was $139 million, compared to $118 million in the third quarter of 2006. Equity in net income of affiliates is principally related to the Company’s international joint venture with Sanofi and investment in ImClone. The $21 million increase in equity in net income of affiliates is primarily due to increased net income in the Sanofi joint venture, partially offset by a net loss from the equity investments in ImClone in 2007 compared with net income in 2006. For additional information on equity in net income of affiliates, see “Item 1. Financial Statements—Note 2. Alliances and Investments.”

•

Other expense/(income), net, was expense of $11 million in the third quarter of 2007, compared to income of $34 million in the third quarter of 2006. Other expense, net, includes net interest expense, foreign exchange gains and losses, income from third-party contract manufacturing, certain royalty income and expense, gains and losses on disposal of property, plant and equipment, certain other litigation matters, insurance recoveries and deferred income recognized. The $45 million change in other expense/income, net, in 2007 compared to 2006 was primarily due to the reversal of accruals with respect to the potential payments under the proposed settlement with Apotex recorded in 2006 and net unfavorability in foreign exchange movements in 2007, partially offset by lower net interest expense. For additional information, see “Item 1. Financial Statements—Note 6. Other Expense/(Income), Net.”

During the quarters ended September 30, 2007 and 2006, the Company recorded specified expense/(income) items that affected the comparability of results of the periods presented herein, which are set forth in the following tables:

Three Months Ended September 30, 2007

Dollars in Millions	Cost of products sold	Research and development	Gain on sale of product assets	Other (income)/ expense, net	Total
Litigation Matters:
Insurance recovery	$—	$—	$—	$(11)	$(11)
Product liability	—	—	—	5	5

	—	—	—	(6)	(6)

Other:
Upfront and milestone payments	—	60	—	—	60
Accelerated depreciation and asset impairment	17	—	—	—	17
Gain on sale of product assets	—	—	(247)	—	(247)

	$17	$60	$(247)	$(6)	(176)

Income taxes on items above					82

(Increase)/Decrease to Net Earnings					$(94)

Three Months Ended September 30, 2006

Dollars in Millions	Cost of products sold	Research and development	Provision for restructuring, net	Litigation income, net	Other (income)/expense, net	Total
Litigation Matters:
Insurance recovery	$—	$—	$—	$(9)	$—	$(9)
Product liability	—	—	—	—	11	11
Commercial litigation	—	—	—	—	(40)	(40)

	—	—	—	(9)	(29)	(38)

Other:
Accelerated depreciation	72	—	—	—	—	72
Downsizing and streamlining of worldwide operations	—	—	2	—	—	2
Upfront and milestone payments	—	17	—	—	—	17

	$72	$17	$2	$(9)	$(29)	53

Income taxes on items above						(5)
Minority interest, net of taxes						13
Change in estimate for taxes on prior year items						39

(Increase)/Decrease to Net Earnings						$100

Earnings Before Minority Interest and Income Taxes

	Earnings Before Minority Interest and Income Taxes
	Three Months Ended September 30,
Dollars in Millions	2007	2006	% Change
Pharmaceuticals	$977	$498	96%

Nutritionals	196	161	22%
Other Health Care	140	129	9%

Health Care Group	336	290	16%

Total segments	1,313	788	67%
Corporate/Other	98	(171)	157%

Total	$1,411	$617	129%

In the third quarter of 2007, earnings before minority interest and income taxes increased 129% to $1,411 million from $617 million in the third quarter of 2006. The increase was primarily driven by the net impact of items that affect the comparability of results as discussed above, strong sales growth of key brands, increased PLAVIX* sales, increase in equity in net income of affiliates and lower net interest expense, partially offset by increased investment in advertising, product promotion and research and development.

PHARMACEUTICALS

Earnings before minority interest and income taxes increased to $977 million in the third quarter of 2007 from $498 million in the third quarter of 2006 primarily due to increased PLAVIX* sales, strong sales growth of other key brands, improved gross margins and increase in equity in net income of affiliates, partially offset by continued investment in research and development, including upfront payments, as well as in advertising and product promotion.

HEALTH CARE GROUP

Nutritionals

Earnings before minority interest and income taxes increased to $196 million in the third quarter of 2007 from $161 million in the third quarter of 2006 primarily due to growth of key products and improved gross margins, partially offset by increased investment in advertising and product promotion.

Other Health Care

Earnings before minority interest and income taxes increased to $140 million in the third quarter of 2007 from $129 million in the third quarter of 2006, primarily due to lower operating expenses in Medical Imaging resulting from restructuring actions implemented in prior periods.

CORPORATE / OTHER

Earnings before minority interest and income taxes were $98 million in the third quarter of 2007 compared to a loss of $171 million in the third quarter of 2006. The increase was primarily due to gain on sale of the BUFFERIN* and EXCEDRIN* brands in Japan and lower net interest expense.

Income Taxes

The effective income tax rate on earnings before minority interest and income taxes was 24.2% for the three months ended September 30, 2007 compared to 31.3% for the three months ended September 30, 2006. The lower tax rate in the three months ended September 30, 2007 compared to the same period in 2006 was primarily due to the re-enactment of the U.S. Research and Development tax credit in the fourth quarter of 2006 applicable to 2007, an unfavorable change in estimate on uncertain tax benefits related to the deductibility of litigation settlement expenses and lower tax benefits associated with certain restructuring expenses, both in 2006. This was partially offset by the unfavorable impact in 2007 related to the gain on sale of the BUFFERIN* and EXCEDRIN* brands.

Minority Interest

Minority interest, net of taxes increased to $211 million in 2007 from $86 million in 2006, primarily due to higher earnings resulting from increased PLAVIX* sales.

Nine Months Results of Operations

Except as noted below, the factors affecting the third quarter comparisons all affected the nine month comparisons.

	Nine Months Ended September 30,
				% of Net Sales
Dollars in Millions	2007	2006	% Change	2007	2006
Net Sales	$14,454	$13,701	5%

Earnings before Minority Interest and Income Taxes	$3,485	$2,920	19%	24.1%	21.3%
Provision for Income Taxes	$685	$777	(12)%
Effective tax rate	19.7%	26.6%
Net Earnings	$2,254	$1,719	31%	15.6%	12.5%

Net sales for the first nine months of 2007 increased 5% to $14.5 billion, including a 2% favorable foreign exchange impact, compared to the same period in 2006. U.S. net sales increased 8% to $8.3 billion in 2007 compared to 2006 while international sales increased 2%, including a 5% favorable foreign exchange impact, to $6.2 billion.

The composition of the change in sales is as follows:

		Analysis of % Change
Nine Months Ended September 30,	Total Change	Volume	Price	Foreign Exchange
2007 vs. 2006	5%	2%	1%	2%

The percent of the Company’s net sales by segment were as follows:

	Nine Months Ended September 30,
	Net Sales			% of Total Net Sales
Dollars in Millions	2007	2006	% Change	2007	2006
Pharmaceuticals	$11,234	$10,713	5%	77.7%	78.2%

Nutritionals	1,901	1,729	10%	13.2%	12.6%
Other Health Care	1,319	1,259	5%	9.1%	9.2%

Health Care Group	3,220	2,988	8%	22.3%	21.8%

Total	$14,454	$13,701	5%	100.0%	100.0%

The following table sets forth the reconciliation of the Company’s gross sales to net sales by each significant category of gross-to-net sales adjustments:

	Nine Months Ended September 30,
Dollars in Millions	2007	2006
Gross Sales	$16,561	$15,925
Gross-to-Net Sales Adjustments
Prime Vendor Charge-Backs	(491)	(558)
Women, Infants and Children (WIC) Rebates	(670)	(672)
Managed Health Care Rebates and Other Contract Discounts	(293)	(279)
Medicaid Rebates	(123)	(155)
Cash Discounts	(184)	(178)
Sales Returns	(97)	(130)
Other Adjustments	(249)	(252)

Total Gross-to-Net Sales Adjustments	(2,107)	(2,224)

Net Sales	$14,454	$13,701

The decrease in prime vendor charge-backs in the nine months ended September 30, 2007 compared to the same period in 2006 was primarily due to lower sales of TAXOL® (paclitaxel), PRAVACHOL and PARAPLATIN as a result of loss of exclusivity for these products. Medicaid rebates decreased primarily due to lower utilization for PLAVIX*. Sales returns decreased primarily due to higher accruals in 2006 for Cardiovascular non-exclusive brands and from the discontinued commercialization of TEQUIN.

The following table sets forth the activities and ending balances of each significant category of gross-to-net sales adjustments:

Dollars in Millions	Prime Vendor Charge-Backs	Women, Infants and Children (WIC) Rebates	Managed Health Care Rebates and Other Contract Discounts	Medicaid Rebates	Cash Discounts	Sales Returns	Other Adjustments	Total
Balance at January 1, 2006	$107	$252	$167	$326	$26	$185	$124	$1,187
Provision related to sales made in current period	706	867	381	174	221	200	348	2,897
Provision related to sales made in prior periods	(3)	5	(33)	—	3	30	(9)	(7)
Returns and payments	(747)	(894)	(405)	(363)	(232)	(196)	(343)	(3,180)
Impact of foreign currency translation	—	—	1	—	—	2	4	7

Balance at December 31, 2006	63	230	111	137	18	221	124	904
Provision related to sales made in current period	490	668	298	129	184	103	252	2,124
Provision related to sales made in prior periods	1	2	(5)	(6)	—	(6)	(3)	(17)
Returns and payments	(495)	(635)	(274)	(141)	(180)	(151)	(264)	(2,140)
Impact of foreign currency translation	—	—	4	—	—	3	6	13

Balance at September 30, 2007	$59	$265	$134	$119	$22	$170	$115	$884

In 2007, no significant revisions were made to the estimates for gross-to-net sales adjustments related to sales made in prior periods.

Pharmaceuticals

The composition of the change in pharmaceutical sales is as follows:

		Analysis of % Change
Nine Months Ended September 30,	Total Change	Volume	Price	Foreign Exchange
2007 vs. 2006	5%	1%	2%	2%

For the nine months ended September 30, 2007, worldwide Pharmaceuticals sales increased 5% to $11,234 million including a 2% favorable foreign exchange impact, compared to the same period in 2006. U.S. pharmaceutical sales increased 10% to $6,489 million from $5,900 in 2006, primarily due to increased PLAVIX* sales, as well as continued growth of key products and sales of newer products, partially offset by increased generic competition for PRAVACHOL. International pharmaceutical sales decreased 1%, including a 5% favorable foreign exchange impact to $4,745 million in the first nine months of 2007 from $4,813 million in 2006, primarily due to increased generic competition for PRAVACHOL and TAXOL®(paclitaxel), partially offset by growth in ABILIFY* and newer products BARACLUDE and SPRYCEL.

Key pharmaceutical products and their sales, representing 79% and 76% of total pharmaceutical sales in the first nine months of 2007 and 2006, respectively, are as follows:

	Nine Months Ended September 30,
(Dollars in Millions)	2007	2006	% Change
Cardiovascular
PLAVIX*	$3,381	$2,761	22%
AVAPRO*/AVALIDE*	876	790	11%
PRAVACHOL	353	1,051	(66)%
COUMADIN	148	163	(9)%
Virology
REYATAZ	790	676	17%
SUSTIVA Franchise (total revenue)	696	569	22%
BARACLUDE	176	47	* *
Oncology
ERBITUX*	507	485	5%
TAXOL ® (paclitaxel)	308	433	(29)%
SPRYCEL	102	11	* *
Affective (Psychiatric) Disorders
ABILIFY* (total revenue)	1,198	920	30%
Immunoscience
ORENCIA	156	57	174%
Other Pharmaceuticals
EFFERALGAN	221	192	15%

**	In excess of 200%

•

Sales of PLAVIX* increased 22%, including a 1% favorable foreign exchange impact to $3,381 million in the first nine months of 2007 from $2,761 million in 2006. Sales of PLAVIX* increased 25% in the U.S. in the first nine months of 2007 to $2,882 million from $2,312 million in the same period in 2006. The Company estimates the adverse effect of generic clopidogrel bisulfate to be in the range of $250 million to $350 million for the first nine months of 2007 and in the range of $525 million to $600 million for the first nine months of 2006. Estimated total U.S. prescription demand for clopidogrel bisulfate (branded and generic) increased approximately 9% in the first nine months of 2007 compared to 2006, while estimated total U.S. prescription demand for branded PLAVIX* increased by 6% in the same period.

•

Sales of AVAPRO*/AVALIDE* increased 11%, including a 3% favorable foreign exchange impact, to $876 million from $790 million in 2006. U.S. sales increased to $509 million in 2007 compared with $465 million in 2006. Estimated total U.S. prescription demand decreased approximately 3% compared to 2006. International sales increased 13%, including a 6% favorable foreign exchange impact, to $367 million from $325 million in 2006.

•

Sales of PRAVACHOL decreased 66%, including a 1% favorable foreign exchange impact, to $353 million from $1,051 million in 2006. Estimated total U.S. prescriptions demand decreased approximately 82% compared to 2006.

•	Sales of COUMADIN decreased 9%, to $148 million in 2007 compared to $163 million in 2006.

•

Sales of REYATAZ increased 17%, including a 3% favorable foreign exchange impact, to $790 million in 2007 compared to $676 million in 2006. U.S. sales increased 14% to $422 million in 2007 compared to $370 million in 2006. Estimated total U.S. prescription demand increased approximately 13% compared to 2006. International sales increased 20%, including a 7% favorable foreign currency impact, to $368 million compared to $306 million in 2006, primarily due to increased demand in Europe and Canada.

•

Total revenue for the SUSTIVA Franchise increased 22%, including a 3% favorable foreign exchange impact, to $696 million from $569 million in the same period in 2006. U.S. sales increased 26% to $442 million in 2007 compared with $351 million in 2006. Estimated total U.S. prescription growth increased approximately 23% compared to 2006. International sales increased 17%, including an 8% favorable foreign currency impact, to $254 million compared to $218 million in 2006.

•	Sales of BARACLUDE increased to $176 million in the first nine months of 2007 from $47 million in the same period of 2006.

•

Sales of ERBITUX* increased 5% to $507 million in the first nine months of 2007 from $485 million in the same period in 2006 primarily due to increased demand for usage in the treatment of head and neck cancer and a change to a broader distribution model in the third quarter of 2007.

•	Sales of TAXOL® (paclitaxel) decreased 29% to $308 million in 2007 from $433 million in the same period in 2006.

•

Sales of SPRYCEL increased to $102 million for the first nine months of 2007 from $11 million in the same period in 2006. SPRYCEL was launched in the U.S. in mid-2006 and internationally beginning in the fourth quarter of 2006.

•

Total revenue for ABILIFY* increased 30%, including a 2% favorable foreign exchange impact, to $1,198 million in 2007 from $920 million in 2006. U.S. sales increased 25% in the first nine months of 2007 compared to 2006. Estimated total U.S. prescription demand increased approximately 12% compared to 2006. International sales increased 57% including an 11% favorable foreign exchange impact to $254 million compared to $162 million in 2006.

•	Sales of ORENCIA increased to $156 million in the first nine months of 2007 from $57 million in the same period in 2006.

•	Sales of EFFERALGAN increased 15%, including an 8% favorable foreign exchange impact, to $221 million in 2007 from $192 million in 2006 primarily due to a severe 2007 flu season.

The estimated U.S. prescription change data provided above includes information only from the retail and mail order channels and does not reflect information from other channels, such as hospitals, institutions and long-term care, among others. The estimated prescription data is based on NGPS version 2.0 data provided by IMS.

Estimated End-User Demand

The following tables set forth for each of the Company’s top 15 pharmaceutical products (based on 2006 annual net sales) sold by the U.S. Pharmaceuticals business, for the nine months ended September 30, 2007 compared to the same periods in the prior year: (i) changes in reported U.S. net sales for the period; and (ii) estimated total U.S. prescription change for the retail and mail order channels calculated by the Company based on NGPS version 2.0 data on a weighted average basis. Prior year prescription data has been adjusted to conform to the NGPS version 2.0 data.

	Nine Months Ended September 30, 2007		Nine Months Ended September 30, 2006
	Change in U.S. Net Sales(a)	% Change in U.S. Total Prescriptions(b)	Change in U.S. Net Sales(a)	% Change in U.S Total Prescriptions(b)
ABILIFY* (total revenue)	25	12%	32	22
AVAPRO*/AVALIDE*	9	(3)	15	2
BARACLUDE	84	86	**	**
COUMADIN	(12)	(16)	4	(23)
ERBITUX* (c)	4	N/A	66	N/A
GLUCOPHAGE* Franchise	(18)	(35)	(45)	(50)
KENALOG (d)	—	N/A	42	N/A
ORENCIA(c)	163	N/A	—	N/A
PARAPLATIN (c)	(64)	N/A	(39)	N/A
PLAVIX*	25	6	(1)	(4)
PRAVACHOL	(76)	(82)	(45)	(52)
REYATAZ	14	13	25	14
SPRYCEL(e)	**	**	—	—
SUSTIVA Franchise (f) (total revenue)	26	23	17	6
ZERIT	(29)	(27)	(26)	(33)

(a)	Reflects percentage change in net sales in dollar terms, including change in average selling prices and wholesaler buying patterns.
(b)	Derived by multiplying NGPS mail order prescription data by a factor that approximates three and adding to this the NGPS retail prescriptions.
(c)	ERBITUX*, ORENCIA and PARAPLATIN are parenterally administered products and do not have prescription-level data as physicians do not write prescriptions for these products.
(d)	The Company does not have prescription level data because the product is not dispensed through a retail pharmacy.
(e)	SPRYCEL was launched in the U.S. in July 2006.
(f)	Beginning in the third quarter of 2006, SUSTIVA Franchise (total revenue) includes sales of SUSTIVA, as well as revenue of bulk efavirenz included in the combination therapy, ATRIPLA*.
**	In excess of 200%.

For an explanation of the data presented above, the calculation of such data and certain issues relating to IMS’ revised data for PLAVIX*, see “—Three Months Results of Operations.”

HEALTH CARE GROUP

For the first nine months of 2007, the combined revenues from the Health Care Group increased 8% including a 3% favorable foreign exchange impact to $3.2 billion compared to the same period in 2006.

Nutritionals

The composition of the change in nutritional sales is as follows:

		Analysis of % Change
Nine Months Ended September 30,	Total Change	Volume	Price	Foreign Exchange
2007 vs. 2006	10%	5%	2%	3%

Key Nutritional product lines and their sales, representing 96% and 95% of total Nutritional sales in the first nine months of 2007 and 2006, respectively, are as follows:

	Nine Months Ended September 30,
Dollars in Millions	2007	2006	% Change
Infant Formulas	$1,325	$1,202	10%
ENFAMIL	802	736	9%
Toddler/Children’s Nutritionals	507	446	14%
ENFAGROW	216	195	11%

Worldwide Nutritional sales increased 10%, including a 3% favorable foreign exchange impact, to $1,901 million in the first nine months of 2007 from $1,729 million in the same period in 2006. U.S. Nutritional sales increased 7% to $853 million in the first nine months of 2007, primarily due to increased sales of ENFAMIL and in part, the timing of contract transition under the WIC program in the third quarter of 2007. International Nutritional sales increased 12% to $1,048 million for the first nine months of 2007, including a 5% favorable foreign exchange impact.

Other Health Care

The composition of the change in Other Health Care segment sales is as follows:

		Analysis of % Change
Nine Months Ended September 30,	Total Change	Volume	Price	Foreign Exchange
2007 vs. 2006	5%	2%	—	3%

Other Health Care sales by business and their key products for the nine months ended September 30, 2007 and 2006 were as follows:

	Nine Months Ended September 30,
Dollars in Millions	2007	2006	% Change
ConvaTec	$832	$757	10%
Ostomy	427	403	6%
Wound Therapeutics	352	318	11%
Medical Imaging	487	502	(3)%
CARDIOLITE	304	305	—

•

Worldwide ConvaTec sales increased 10%, including a 5% favorable foreign exchange impact, to $832 million for the first nine months of 2007 from $757 million in the same period of 2006. Sales of wound therapeutic products increased 11%, including a 5% favorable foreign exchange impact, to $352 million in the first nine months of 2007 from $318 million in the same period in 2006.

•

Worldwide Medical Imaging sales decreased 3%, including a 1% favorable foreign exchange impact, to $487 million for the first nine months of 2007 from $502 million in the same period in 2006, primarily due to higher sales in 2006 for Technetium Tc99m Generators.

Geographic Areas

The Company’s sales by geographic areas were as follows:

	Nine Months Ended September 30,
	Net Sales			% of Total Net Sales
Dollars in Millions	2007	2006	% Change	2007	2006
United States	$8,255	$7,614	8%	57%	55%
Europe, Middle East and Africa	3,367	3,416	(1)%	23%	25%
Other Western Hemisphere	1,236	1,185	4%	9%	9%
Pacific	1,596	1,486	7%	11%	11%

Total	$14,454	$13,701	5%	100%	100%

Sales in the U.S. increased 8%, primarily due to the recovery of PLAVIX* sales from the impact of generic clopidogrel bisulfate in 2006, continued growth of ABILIFY*, the SUSTIVA Franchise, REYATAZ and ENFAMIL as well as sales of newer products, ORENCIA and SPRYCEL, partially offset by increased generic competition for PRAVACHOL.

Sales in Europe, Middle East and Africa decreased 1%, including a 7% favorable foreign exchange impact, primarily due to increased generic competition for PRAVACHOL and TAXOL® (paclitaxel), partially offset by sales increases for SPRYCEL, ABILIFY* and REYATAZ.

Sales in the Other Western Hemisphere countries increased 4%, including a 3% favorable foreign exchange impact, primarily due to increased sales of PLAVIX*, mostly offset by the discontinued commercialization of TEQUIN.

Sales in the Pacific region increased 7%, including a 4% favorable foreign exchange impact.

Expenses

	Nine Months Ended September 30,
	Expenses			% of Net Sales
Dollars in Millions	2007	2006	% Change	2007	2006
Cost of products sold	$4,563	$4,509	1%	31.6%	32.9%
Marketing, selling and administrative	3,581	3,608	(1)%	24.8%	26.3%
Advertising and product promotion	988	933	6%	6.8%	6.8%
Research and development	2,412	2,246	7%	16.7%	16.4%
Provision for restructuring, net	44	6	* *	0.3%	—
Litigation expense/(income), net	14	(44)	132%	—	(0.3)%
Gain on sale of product assets	(273)	(200)	(37)%	(1.9)%	(1.4)%
Equity in net income of affiliates	(393)	(336)	(17)%	(2.7)%	(2.4)%
Other expense, net	33	59	(44)%	0.3%	0.4%

Total Expenses, net	$10,969	$10,781	2%	75.9%	78.7%

**	In excess of 200%.

•

Cost of products sold, as a percentage of net sales, decreased to 31.6% in the first nine months of 2007 compared to 32.9% in the same period in 2006. The margin improvement was primarily due to lower charges for asset impairment and accelerated depreciation in the current year and sales growth of higher margin products.

•

Marketing, selling and administrative expenses decreased 1% to $3,581 million in the first nine months of 2007 compared to the same period in 2006, due to lower selling, general and administrative expenses, offset by higher marketing expense.

•	Advertising and product promotion spending increased 6% to $988 million from 2006.

•

Research and development expenses increased 7% to $2,412 million in the first nine months of 2007 from $2,246 million in the same period in 2006. Research and development spending dedicated to pharmaceutical products increased to 20.2% of pharmaceuticals sales in the first nine months of 2007, compared to 19.4% in the same period in 2006.

•	The 2007 and 2006 restructuring activities are expected to generate future benefit to earnings before minority interest and income taxes of approximately $57 million and $24 million, respectively.

•

Litigation expense of $14 million in the first nine months of 2007 was related to reserves recorded for the proposed settlement of certain pharmaceutical pricing and sales litigations. Litigation income of $44 million in the first nine months of 2006 was related to an insurance recovery for previously settled litigation matters as well as from the settlement of a litigation matter.

•

The gain on sale of product assets of $273 million in 2007 was for the sale of the BUFFERIN* and EXCEDRIN* brands in Japan as well as certain assets related to dermatology products. The gain on sale of product assets of $200 million in 2006 was for the sale of inventory, patent and intellectual property rights related to DOVONEX*. For additional information, see “Item 1. Financial Statements—Note 4. Acquisitions and Divestitures.”

•

Equity in net income of affiliates for the first nine months of 2007 was $393 million, compared with $336 million in the first nine months of 2006. The $57 million increase is primarily due to increased net income in the Sanofi joint venture, partially offset by decreased net income from the equity investment in ImClone. For additional information on equity in net income of affiliates, see “Item 1. Financial Statements—Note 2. Alliances and Investments.”

•

Other expense, net was $33 million and $59 million in the first nine months of 2007 and 2006, respectively. The $26 million decrease in other expense, net in 2007 from 2006 was primarily due to lower net interest expense and the recognition of deferred income related to upfront payments received from alliance partners, partially offset by net unfavorability in foreign exchange movements. For additional information, see “Item 1. Financial Statements—Note 6. Other Expense, Net.”

During the nine months ended September 30, 2007 and 2006, the Company recorded specified expense/(income) items that affected the comparability of results of the periods presented herein, which are set forth in the following table.

Nine Months Ended September 30, 2007

Dollars in Millions	Cost of products sold	Research and development	Provision for restructuring, net	Litigation expense, net	Other (income)/ expense, net	Gain on sale of product assets	Total
Litigation Matters:
Litigation settlement	$—	$—	$—	$14	$—	$—	$14
Insurance recovery	—	—	—	—	(11)	—	(11)
Product liability	—	—	—	—	5	—	5

	—	—	—	14	(6)	—	8
Other:
Upfront and milestone payments	—	157	—	—	—	—	157
Accelerated depreciation and asset impairment	46	—	—	—	—	—	46
Downsizing and streamlining of worldwide operations	—	—	44	—	—	—	44
Gain on sale of product assets	—	—	—	—	—	(273)	(273)

	$46	$157	$44	$14	$(6)	$(273)	(18)

Income taxes on items above							37
Change in estimate for taxes on a prior year specified item							(39)

(Increase)/Decrease to Net Earnings							$(20)

Nine Months Ended September 30, 2006

Dollars in Millions	Cost of products sold	Research and development	Marketing, selling and admin	Provision for restructuring, net	Litigation income, net	Other (income)/ expense, net	Gain on sale of product asset	Total
Litigation Matters:
Insurance recovery	$—	$—	$—	$—	$(30)	$—	$—	$(30)
Product liability	—	—	—	—	—	11	—	11
Commercial litigations	—	—	—	—	(14)	—	—	(14)

	—	—	—	—	(44)	11	—	(33)
Other:
Accelerated depreciation, asset impairment and contract termination	138	1	4	—	—	—	—	143
Downsizing and streamlining of worldwide operations	—	—	—	6	—	—	—	6
Upfront and milestone payments	—	35	—	—	—	—	—	35
Gain on sale of product asset	—	—	—	—	—	—	(200)	(200)

	$138	$36	$4	$6	$(44)	$11	$(200)	(49)

Income taxes on items above								47
Change in estimate for taxes on prior year items								39

(Increase)/Decrease to Net Earnings								$37

Earnings Before Minority Interest and Income Taxes

	Earnings Before Minority Interest and Income Taxes
	Nine Months Ended September 30,
Dollars in Millions	2007	2006	% Change
Pharmaceuticals	$2,807	$2,277	23%

Nutritionals	536	531	1%
Other Health Care	436	381	14%

Health Care Group	972	912	7%

Total segments	3,779	3,189	19%
Corporate/Other	(294)	(269)	(9)%

Total	$3,485	$2,920	19%

In the first nine months of 2007, earnings before minority interest and income taxes increased 19% to $3,485 million from $2,920 million in the first nine months of 2006. The increase was primarily driven by the net impact of items that affect the comparability of results as discussed above, strong sales growth of key brands, increased PLAVIX* sales and an increase in equity in net income of affiliates, partially offset by investment in advertising and product promotion and higher research and development expenses.

PHARMACEUTICALS

Earnings before minority interest and income taxes increased 23% to $2,807 million in the first nine months of 2007 from $2,277 million in the first nine months of 2006 primarily due to strong sales growth of key brands, increased PLAVIX* sales, improved gross margins and increase in net income of affiliates, partially offset by continued investment in research and development, including upfront payments, and investment in advertising and product promotion.

HEALTH CARE GROUP

Nutritionals

Earnings before minority interest and income taxes increased to $536 million in the first nine months of 2007 from $531 million in the first nine months of 2006. This increase was due to growth of key products and improved gross margins, partially offset by increased investment in advertising and product promotion and the establishment of an allowance for a doubtful account in 2007.

Other Health Care

Earnings before minority interest and income taxes increased to $436 million in the first nine months of 2007 from $381 million in the first nine months of 2006. This increase was due to higher ConvaTec sales and lower operating expenses in Medical Imaging resulting from restructuring actions implemented in previous periods.

CORPORATE/OTHER

Loss before minority interest and income taxes was $294 million in the first nine months of 2007 compared to $269 million in the first nine months of 2006. The 2007 and 2006 results included gains on sale of product assets of $273 million and $200 million, respectively. The additional difference was primarily due to insurance recovery for previously settled litigation matters and income from a commercial litigation, both in 2006.

Income Taxes

The effective income tax rate on earnings before minority interest and income taxes was 19.7% for the nine months ended September 30, 2007 compared to 26.6% for the nine months ended September 30, 2006. The tax rate for the nine months ended September 30, 2007 was favorably impacted by a tax benefit of $105 million in the first quarter of 2007 due to the favorable resolution of certain tax matters with the Internal Revenue Service (IRS) related to the deductibility of litigation settlement expenses and U.S. foreign tax credits claimed. In addition, the lower tax rate in the nine months ended September 30, 2007 compared to the same period in 2006 was due to the re-enactment of the U.S. Research and Development tax credit in the fourth quarter of 2006. The nine months ended September 30, 2006 was also unfavorably impacted by the change in estimate on prior year uncertain tax benefits related to the deductibility of litigation settlement expenses.

Financial Position, Liquidity and Capital Resources

Cash, cash equivalents and marketable securities were approximately $3.6 billion at September 30, 2007 and $4.0 billion at December 31, 2006. The Company continues to maintain a sufficient level of working capital, which was approximately $2.5 billion at September 30, 2007 and $3.8 billion at December 31, 2006. In 2007 and future periods, the Company expects cash generated by its U.S. operations, together with existing cash, cash equivalents, marketable securities and borrowings from the capital markets, to be sufficient to cover cash needs for working capital, capital expenditures (which the Company expects to include substantial investments in facilities to increase and maintain the Company’s capacity to provide biologics on a commercial scale), milestone payments and dividends paid in the U.S. Cash and cash equivalents, marketable securities, the conversion of other working-capital items and borrowings are expected to fund near-term operations outside the U.S.

Cash and cash equivalents at September 30, 2007 primarily consisted of U.S. dollar denominated bank deposits with an original maturity of three months or less. Marketable securities at September 30, 2007 primarily consisted of U.S. dollar denominated floating rate instruments with a ‘AAA/aaa’ credit rating. Due to the nature of these instruments, the Company considers it reasonable to expect that their fair market values will not be significantly impacted by a change in interest rates, and that they can be liquidated for cash at short notice.

As previously disclosed, in September 2006, the Company and Sanofi each posted $200 million towards a $400 million bond with the District court as collateral in support of the preliminary injunction issued on August 31, 2006. This collateral was reported as marketable securities on the Company’s consolidated balance sheet. As a result of the outcome of the PLAVIX* patent litigation on June 21, 2007, the District court ordered release of the $400 million bond and release of the issuer of the bond from any liability in connection with the bond. As such, the Company’s obligations under the collateral arrangements with respect to the bond were effectively terminated.

Short-term borrowings were $1.9 billion at September 30, 2007, compared to $187 million at December 31, 2006. The $108 million of 1.10% Yen Notes, due 2008, was reclassified from long-term debt to short-term borrowings in the first quarter of 2007. The $31 million of 1.43% Yen Notes, due 2008, the $400 million of 4.00% Notes, due 2008, and the $1.2 billion of Floating Rate Convertible Debentures, due 2023 (with a 2008 put/call), were reclassified from long-term debt to short-term borrowings in 2007. The Company maintains cash balances and short-term investments in excess of short-term borrowings.

Long-term debt was $4.2 billion at September 30, 2007 compared to $7.2 billion at December 31, 2006. The remaining $1.3 billion Floating Rate Bank Term Facility, due 2010, was fully repaid and cancelled in the third quarter of 2007. In addition, as noted above, certain long-term debts were reclassified to short term borrowings.

The Moody’s Investors Service (Moody’s) long-term and short-term credit ratings for the Company are currently A2 and Prime-1, respectively. Moody’s long-term credit rating remains on stable outlook. Standard & Poor’s (S&P) long-term and short-term credit ratings for the Company are currently A+ and A-1, respectively. S&P long-term credit rating remains on stable outlook. Fitch Ratings (Fitch) long-term and short-term credit ratings for the Company are currently A+ and F1, respectively. Fitch revised its long-term credit rating outlook to stable from negative.

The following is a discussion of working capital:

Dollars in Millions	September 30, 2007	December 31, 2006
Working capital	$2,543	$3,806

The decrease in working capital of $1.3 billion from December 31, 2006 to September 30, 2007 was impacted by:

•	An increase in short-term borrowings from long-term debt due to the reclassification as noted above.

•	An increase in inventories due to the timing of raw material purchases and increased production for certain products in anticipation of rationalization of the Company’s manufacturing network.

•	Increased accrued royalties resulting from increased PLAVIX* sales.

•

Reclassification of certain tax contingencies from current U.S. and foreign income taxes payable to non-current upon the adoption of Financial Accounting Standards Board Interpretation No. 48 on January 1, 2007.

•	Higher receivables primarily due to increased PLAVIX* sales.

The following is a discussion of cash flow activities:

	Nine Months Ended September 30,
Dollars in Millions	2007	2006
Cash flow provided by/(used in):
Operating activities	$2,523	$1,872
Investing activities	(236)	(534)
Financing activities	(2,689)	(1,576)

Net cash provided by operating activities was $2,523 million in 2007 and $1,872 million in 2006. The $651 million positive cash flow variance is mainly attributable to net changes in operating assets and liabilities of $674 million and by higher net earnings of $535 million, partially offset by lower net changes in adjustments to net earnings of $558 million.

Net negative changes in adjustments to net earnings in 2007 compared to 2006, of $558 million, mainly included:

•

A $413 million negative cash flow variance in the deferred income tax (benefit)/expense. The 2007 adjustments included the deferred tax benefits from upfront cash receipts from alliance partners and the resolution of an audit issue with the IRS, partially offset by the litigation payments. The 2006 adjustments included deferred tax charges for the payment of litigation settlements and the utilization of foreign tax credits related to the revocation of section 936 election for a domestic subsidiary.

Net positive changes in operating assets and liabilities in 2007 compared to 2006, of $674 million, mainly included:

•

A $875 million positive cash flow variance from accounts payable and accrued expenses is primarily due to higher purchases of raw materials, a significant pay down of payables in early 2006 resulting from lower payment of invoices in December 2005, an increase in accrued royalties in 2007 resulting from increased PLAVIX* sales and a reduction of accrued rebates and returns in the first quarter of 2006 primarily resulting from lower sales volume.

•	A $867 million negative cash flow variance from receivables primarily due to increased PLAVIX* sales in 2007 and lower collection in 2007 resulting from lower PRAVACHOL sales.

•	A $350 million positive cash flow variance in deferred income and other liabilities mainly due to $350 million of upfront cash receipts from alliance partners in 2007.

•

A $239 million positive cash flow variance in income taxes payable primarily due to a refund claim related to the revocation of section 936 election for a domestic subsidiary and the expected utilization of certain foreign tax credits, both in 2006.

Net cash used in investing activities was $236 million in 2007 and $534 million in 2006. The $298 million positive cash flow variance is primarily attributable to:

•	A $280 million positive cash flow variance from licensing milestone payments in 2006 to ImClone and Somerset Pharmaceuticals, Inc.

Net cash used in financing activities was $2,689 million in 2007 and $1,576 million in 2006. The $1,113 million negative cash flow variance is mainly attributable to:

•	A $1.3 billion negative cash flow variance due to the repayment of the remaining $1.3 billion Floating Rate Bank Facility due 2010.

•	A $144 million positive cash flow variance mainly from higher cash proceeds from the exercise of stock options in 2007 compared to 2006.

During the nine months ended September 30, 2007 and 2006, the Company did not purchase any of its common stock.

For each of the three and nine month periods ended September 30, 2007 and 2006, dividends declared per common share were $.28 and $.84, respectively. The Company paid $556 million and $1,659 million in dividends for the three and nine months ended September 30, 2007, respectively, and $551 million and $1,649 million for the three and nine months ended September 30, 2006, respectively. Dividend decisions are made on a quarterly basis by the Board of Directors (the Board).

Contractual Obligations

For a discussion of the Company’s contractual obligations, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations’ in the Company’s 2006 Form 10-K. In the first nine months of 2007, the Company committed an additional $254 million over the next six to seven years for the extension of two administrative contracts and $157 million for a new six year research and development contract.

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

The Company maintains IMAs with most of its U.S. pharmaceutical wholesalers that account for nearly 100% of total gross sales of U.S. pharmaceutical products. Under the current terms of the IMAs, the Company’s three largest wholesaler customers provide the Company with weekly information with respect to months on hand product level inventories and the amount of out-movement of products. These three wholesalers currently account for approximately 90% of total gross sales of U.S. pharmaceutical products in the third quarter of 2007, as well as 2006 and 2005. The inventory information received from these wholesalers, together with the Company’s internal information, is used to estimate months on hand product level inventories at these wholesalers. The Company estimates months on hand product inventory levels for its U.S. Pharmaceuticals business’s wholesaler customers other than the three largest wholesalers by extrapolating from the months on hand calculated for the three largest wholesalers. In contrast, for the Company’s Pharmaceutical business outside of the U.S., Nutritionals and Other Health Care business units around the world, the Company has significantly more direct customers, limited information on direct customer product level inventory and corresponding out-movement information and the reliability of third-party demand information, where available, varies widely. Accordingly, the Company relies on a variety of methods to estimate months on hand product level inventories for these business units.

The Company believes the above-described procedures provide a reasonable basis to ensure compliance with the Consent.

Critical Accounting Policies

For a discussion of the Company’s critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2006 Form 10-K.

Special Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q (including documents incorporated by reference) and other written and oral statements the Company makes from time to time contain certain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by the fact they use words such as “should”, “expect”, “anticipate”, “estimate”, “target”, “may”, “project”, “guidance”, “intend”, “plan”, “believe” and other words and terms of similar meaning and expression in connection with any discussion of future operating or financial performance. One can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Such forward-looking statements are based on current expectations and involve inherent risks and uncertainties, including factors that could delay, divert or change any of them, and could cause actual outcomes to differ materially from current expectations. These statements are likely to relate to, among other things, the Company’s goals, plans and projections regarding its financial position, results of operations, cash flows, market position, product development, product approvals, sales efforts, expenses, performance or results of current and anticipated products and the outcome of contingencies such as legal proceedings, and financial results, which are based on current expectations that involve inherent risks and uncertainties, including internal or external factors that could delay, divert or change any of them in the next several years. The Company has included important factors in the cautionary statements included in its 2006 Annual Report on Form 10-K, Form 10-Q for the quarterly periods ended March 31, 2007 and June 30, 2007, and in this quarterly report, particularly under “Item 1A. Risk Factors”, that the Company believes could cause actual results to differ materially from any forward-looking statement.

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

In the nine months ended September 30, 2007, the Company purchased $96 million notional amount of put options and sold $439 million notional amount of forward contracts (in several currencies) to partially hedge the exchange impact primarily related to forecasted intercompany inventory purchases for up to the next 15 months. In addition, the Company purchased $107 million notional amount of put options and sold $73 million notional amount of forward contracts (in several currencies) to partially hedge other forecasted currency exposures. Furthermore, the Company sold a net $323 million notional amount of forward contracts to hedge the exchange impact related to primarily Japanese Yen denominated third party receivables.

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

There have been no material changes in our risk factors from those disclosed in our 2006 Annual Report on Form 10-K or Form 10-Q for the quarters ended March 31, 2006 and June 30, 2007, except for the following:

Failure to execute the Company’s business strategy could adversely impact its growth and profitability.

As part of its strategy, the Company currently is implementing a comprehensive cost reduction program, incremental to current efforts that will include workforce reductions in some areas and the rationalization of some facilities. The Company expects to incur restructuring and other charges in connection with this program. While the amount and timing of these charges cannot be reasonably estimated at this time, the charges are likely to be incurred over the next three years and are reasonably likely to be material.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the surrenders of the Company’s equity securities in connection with stock option and restricted stock programs during the nine-month period ended September 30, 2007:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(b)
Dollars in Millions, Except Per Share Data
January 1 to 31, 2007	11,191	$26.10	—	$2,220
February 1 to 28, 2007	8,819	$28.13	—	$2,220
March 1 to 31, 2007	290,683	$26.91	—	$2,220

Three months ended March 31, 2007	310,693

April 1 to 30, 2007	11,307	$27.33	—	$2,220
May 1 to 31, 2007	203,148	$30.16	—	$2,220
June 1 to 30, 2007	7,448	$30.91	—	$2,220

Three months ended June 30, 2007	221,903

July 1 to 31, 2007	28,362	$31.56	—	$2,220
August 1 to 31, 2007	6,956	$29.42	—	$2,220
September 1 to 30, 2007	31,477	$28.27	—	$2,220

Three months ended September 30, 2007	66,795

Nine months ended September 30, 2007	599,391

(a)	Reflects the following transactions during the nine months ended September 30, 2007: (i) the surrender to the Company of 166,630 shares of Common Stock to pay the exercise price and to satisfy tax withholding obligations in connection with the exercise of employee stock options, and (ii) the surrender to the Company of 432,761 shares of Common Stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.
(b)	In June 2001, the Company announced that the Board of Directors authorized the purchase of up to $14 billion of Company common stock. During the nine months ended September 30, 2007, no shares were repurchased pursuant to this program and no purchases of any shares under this program are expected for the remainder of 2007.

Item 6.	EXHIBITS

Exhibits (listed by number corresponding to the Exhibit Table of Item 601 in Regulation S-K).

Exhibit Number and Description		Page
10.1	Form of Performance Shares Agreement (filed herewith).	E-10-1
31a.	Section 302 Certification Letter.	E-31-1
31b.	Section 302 Certification Letter.	E-31-2
32a.	Section 906 Certification Letter.	E-32-1
32b.	Section 906 Certification Letter.	E-32-2

*	Indicates, in this Form 10-Q, brand names of products, which are registered trademarks not owned by the Company or its subsidiaries. ERBITUX is a trademark of ImClone Systems Incorporated; AVAPRO/AVALIDE (known in the European Union as APROVEL/KARVEA) and PLAVIX are trademarks of Sanofi-Aventis.; GLUCOPHAGE is a trademark of Merck Sante S.A.S., an associate of Merck KGaA of Darmstadt, Germany; ABILIFY is a trademark of Otsuka Pharmaceutical Co., Ltd.; TRUVADA is a trademark of Gilead Sciences, Inc.; BUFFERIN, EXCEDRIN and GLEEVEC are trademarks of Novartis AG; ATRIPLA is a trademark of Bristol-Myers Squibb and Gilead Sciences, LLC; DOVONEX is a trademark of Leo Pharma A/S; NORVIR is a trademark of Abbott Laboratories; TRIZIVIR is a trademark of Glaxo Group Ltd.; ESTRACE is a trademark of Galen (Chemicals) Lts.; DELESTROGEN is a trademark of Jones Pharma Inc.; OVCON is a trademark of Warner Chilcott Company, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRISTOL-MYERS SQUIBB COMPANY (REGISTRANT)

Date: October 25, 2007	By:	/s/ James M. Cornelius
James M. Cornelius Chief Executive Officer

Date: October 25, 2007	By:	/s/ Andrew R. J. Bonfield
Andrew R. J. Bonfield Chief Financial Officer