Form 10-K
period 2007-12-31
BRISTOL MYERS SQUIBB CO
filed 2008-02-22
CIK 14272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the 1,978,987,106 shares of voting common equity held by non-affiliates of the registrant, computed by reference to the closing price as reported on the New York Stock Exchange, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2007) was approximately $62,456,833,065. Bristol-Myers Squibb has no non-voting common equity. At February 12, 2008, there were 1,979,387,706 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Proxy Statement for the registrant’s Annual Meeting of Stockholders to be held May 6, 2008 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

In October 2007, the Company completed the acquisition of Adnexus Therapeutics, Inc. (Adnexus), developer of a new therapeutic class of biologics called ADNECTINS, for a net purchase price of $415 million. In addition, in the event that certain future development and regulatory milestones are achieved, the Company is obligated under the terms of the agreement to pay the former stockholders of Adnexus up to an additional $74 million.

In December 2007, the Company entered into a definitive agreement with Avista Capital Partners L.P. (Avista) for the sale of its Medical Imaging business for a purchase price of approximately $525 million in cash, subject to customary post-closing adjustments. The closing of the transaction was completed on January 7, 2008. As a result of this transaction, the Company expects to recognize a pre-tax gain of approximately $20 million to $40 million ($30 million to $50 million loss net of tax) in the first quarter of 2008, subject to the post-closing adjustments.

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

The Company incorporates by reference certain information from parts of its proxy statement for the 2008 Annual Meeting of Stockholders. The SEC allows the Company to disclose important information by referring to it in that manner. Please refer to such information. The Company’s proxy statement for the 2008 Annual Meeting of Stockholders and 2007 Annual Report will be available on the Company’s website (www.bms.com) under the “Investors—SEC Filings” caption on or after March 21, 2008.

Business Segments

The Company has three reportable segments—Pharmaceuticals, Nutritionals and ConvaTec (previously a component of the Other Health Care operating segment). In January 2008, the Company completed the sale of its Medical Imaging business to Avista. The results of the Medical Imaging business previously included in the former Other Health Care operating segment, are presented as part of the Company’s results from discontinued operations.

The Pharmaceuticals segment is made up of the global pharmaceutical and international consumer medicines business. The Pharmaceuticals segment accounted for 81% of the Company’s sales in 2007, 80% of the Company’s sales in 2006, and 83% of the Company’s sales in 2005. U.S. Pharmaceuticals sales accounted for 58%, 54% and 54% of total Pharmaceutical sales in 2007, 2006 and 2005, respectively, while international Pharmaceutical sales accounted for 42%, 46% and 46% of total Pharmaceutical sales in 2007, 2006 and 2005, respectively.

The other two segments – Nutritionals and ConvaTec – comprise the Company’s Health Care Group. The Nutritionals segment consists of Mead Johnson Nutritionals (Mead Johnson), primarily an infant formula and children’s nutritionals business. The ConvaTec segment consists of the ostomy, wound and skin care business. Health Care Group sales accounted for 19% of the Company’s sales in 2007, 20% of the Company’s sales in 2006, and 17% of the Company’s sales in 2005. U.S. Health Care Group sales accounted for 40%, 42% and 43% of total Health Care Group sales in 2007, 2006 and 2005, respectively, while international Health Care Group sales accounted for 60%, 58% and 57% of total Health Care Group sales in 2007, 2006 and 2005, respectively.

For additional information about these segments, see “Item 8. Financial Statements—Note 19. Segment Information.”

Pharmaceuticals Segment

The Pharmaceuticals segment competes with other worldwide research-based drug companies, smaller research companies and generic drug manufacturers. These products are sold worldwide, primarily to wholesalers, retail pharmacies, hospitals, government entities and the medical profession. The Company manufactures these products in the U.S. and Puerto Rico and in 14 foreign countries. U.S Pharmaceuticals net sales accounted for 58%, 54% and 54% of total Pharmaceuticals net sales in 2007, 2006 and 2005, respectively, while Pharmaceuticals net sales in Europe, Middle East and Africa accounted for 25%, 28% and 29% of total Pharmaceuticals net sales in 2007, 2006 and 2005, respectively. Pharmaceuticals net sales in Japan accounted for 4% of total Pharmaceuticals net sales in each of 2007, 2006 and 2005.

The Company’s key products include PLAVIX* (clopidogrel bisulfate), AVAPRO/AVALIDE* (irbesartan/irbesartan–hydrochlorothiazide), REYATAZ (atazanavir sulfate), ABILIFY* (aripiprazole), ERBITUX* (cetuximab), SPRYCEL (dasatinib), BARACLUDE (entecavir), ORENCIA (abatacept), the SUSTIVA Franchise (efavirenz) and IXEMPRA (ixabepilone).

The composition of matter patent for PLAVIX*, which expires in 2011, is currently the subject of patent litigation in the U.S. with Apotex Inc. and Apotex Corp. (Apotex) and other generic companies as well as in other less significant jurisdictions. As previously disclosed, on August 8, 2006, Apotex launched a generic clopidogrel bisulfate product that competes with PLAVIX*. The generic launch had a significant adverse impact on PLAVIX* sales, which the Company estimates to be in a range of $250 million to $350 million in 2007 and $1.2 billion to $1.4 billion in 2006. Estimated total U.S. prescription demand for clopidogrel bisulfate (branded and generic) increased 8% in 2007 compared to 2006, while estimated total U.S. prescription demand for branded PLAVIX* increased 34% in the same period. The Company believes that the supply of generic clopidogrel bisulfate that was sold into distribution channels following the Apotex at-risk launch in August 2006 has been substantially depleted. In June 2007, the U.S. District Court for the Southern District of New York (District Court) upheld the composition of matter patent for PLAVIX* and enjoined Apotex from engaging in any activity that infringes the patent, including marketing its generic product in the U.S. until after the patent expires. Apotex has appealed the District Court’s decision. The Apotex appeal date has been set for March 2008. The damages phase of the trial is on-going. For more information about the pending PLAVIX* litigation, as well as the generic launch by Apotex, see “Item 8. Financial Statements —Note 22. Legal Proceedings and Contingencies.”

Products

Most of the Company’s pharmaceutical revenues come from products in the following therapeutic classes: cardiovascular; virology, including human immunodeficiency virus (HIV) infection; oncology; affective and other (psychiatric) disorders; and immunoscience.

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

An increasing portion of the Company’s innovative pharmaceutical products are biological products, or biologics. Currently, generic versions of biological products cannot be approved under U.S. law. However, the law could change in the future. Even in the absence of new legislation, the U.S. Food and Drug Administration (FDA) is taking steps toward allowing generic versions of certain biologics. Competitors seeking approval of biological products must file their own safety and efficacy data, and address the challenges of biologics manufacturing, which involves more complex processes and are more costly than those of traditional pharmaceutical operations.

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

Pharmaceutical Products	2007	2006	2005	Past or Currently Estimated Year of U.S. Basic Exclusivity Loss		Past or Currently Estimated Year of EU Basic Exclusivity Loss (a)		Past or Currently Estimated Year of Japanese Basic Exclusivity Loss
Dollars in Millions
Cardiovascular
PLAVIX*	$4,755	$3,257	$3,823	2011		2008-2013		++
AVAPRO*/AVALIDE*	1,204	1,097	982	2012		2007-2013		++
PRAVACHOL	443	1,197	2,256	2006		2002-2008		++
COUMADIN	201	220	212	(b	)	(b	)	++
Virology
REYATAZ	1,124	931	696	2017		2017		2017
SUSTIVA Franchise (total revenue)	956	791	680	2013	(c)	2013	(c)	++
BARACLUDE	275	83	12	2015		2011-2016		2016
Oncology
ERBITUX*	692	652	413	2017	(d)	++		++
TAXOL® (paclitaxel)	422	563	747	2000		2003		2006
SPRYCEL	158	25	—	2020		2020	(e)	++
IXEMPRA	15	—	—	2018		2018		++
Affective (Psychiatric) Disorders
ABILIFY* (total revenue)	1,660	1,282	912	2014	(f)	2014	(g)	++
Immunoscience
ORENCIA	231	89	—	2016	(d)	2012	(h)	++
Other Pharmaceuticals
EFFERALGAN	308	266	283	++		N/A		++

Note: The currently estimated year of basic exclusivity loss includes any statutory extensions of exclusivity that have been earned, but not those that are speculative. In some instances, there may be later-expiring patents that cover particular forms or compositions of the drug, as well as methods of manufacturing or methods of using the drug. Such patents may sometimes result in a favorable market position for the Company’s product, but product exclusivity cannot be predicted or assured. Note also that, for products filed under a Biologics License Application (BLA) in the U.S., the year of exclusivity is listed as the year of patent expiration even though there is currently not a regulatory pathway for the approval of follow-on biologic products, as described in more detail in “—Intellectual Property” and “—Product Exclusivity” below.

*	Indicates brand names of products which are registered trademarks not owned by the Company or its subsidiaries. Specific trademark ownership information can be found on page 152.

++	The Company does not currently market the product in the jurisdiction indicated.

(a)	References to the EU throughout this Form 10-K include the following current 27 member states: Austria, Belgium, Bulgaria, Cyprus, Czech Republic, Denmark, Estonia, Finland, France, Germany, Greece, Hungary, Ireland, Italy, Latvia, Lithuania, Luxembourg, Malta, Netherlands, Poland, Portugal, Romania, Slovakia, Slovenia, Spain, Sweden, and the United Kingdom (UK). Basic patent applications have not been filed in all 27 current member states for all of the listed products. In some instances the date of basic exclusivity loss will be different in various EU member states. In such instances, the earliest and latest dates of basic exclusivity loss are listed. For those EU countries where the basic patent was not obtained, there may be data protection available.

(b)	Basic exclusivity expired before BMS acquired the product.

(c)	Exclusivity period relates to SUSTIVA brand only.

(d)	Biologic product approved under a BLA. In the U.S., there is currently no regulatory approval path for generic biologics.

(e)	Pending application. EU patent application was not filed in Estonia, Latvia, Lithuania, Malta, Slovakia and Slovenia.

(f)	The Company’s rights to commercialize aripiprazole in the U.S. terminate in 2012.

(g)	The Company’s rights to commercialize aripiprazole in the EU terminate in 2014.

(h)	Data exclusivity in the EU expires in 2017.

Below is a summary of the indication, intellectual property position, licensing arrangements, if any, and third-party manufacturing arrangements, if any, for each of the above products in the U.S. and, where applicable, the EU and Japan.

Cardiovascular

PLAVIX*	Clopidogrel bisulfate is a platelet aggregation inhibitor, which is approved for protection against fatal or non-fatal heart attack or stroke in patients with a history of heart attack, stroke, peripheral arterial disease or acute coronary syndrome.

Clopidogrel bisulfate was codeveloped and is jointly marketed with Sanofi-Aventis (Sanofi). The worldwide alliance operates under the framework of two geographic territories: one in the Americas and Australia (the Company’s primary territory) and the other in Europe and Asia (Sanofi’s primary territory).

The composition of matter patent in the U.S. expires in 2011 (which includes a statutory patent term extension), and is currently the subject of patent litigation in the U.S. with Apotex and other generic companies, as well as in other less significant jurisdictions. The District Court has upheld the validity and enforceability of the composition of matter patent and Apotex has appealed that decision. The oral argument on the Apotex appeal date has been set for March 2008. It is not possible at this time reasonably to assess the outcome of the appeal by Apotex and/or the timing of any renewed generic competition from Apotex or potential additional generic competition from other generic pharmaceutical companies. However, if Apotex were to prevail in its appeal, the Company would expect renewed generic competition promptly thereafter. For more information about these litigation matters, as well as the generic launch by Apotex, see “Item 8. Financial Statements—Note 22. Legal Proceedings and Contingencies.”

In the EU, regulatory data exclusivity expires in July 2008 in all the EU member countries and the key composition of matter patent expires in 2013 in the majority of the EU member countries.

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

In December 2006, LEK D.D. (LEK), a Slovenian generic company that is wholly-owned by Novartis AG (Novartis), filed suit against the Company and Watson in the U.S. District court for the Eastern District of Texas in Marshall, Texas. LEK’s complaint alleges that the Company’s sale of PRAVACHOL and Watson’s sale of an authorized generic of PRAVACHOL infringe two patents of LEK. For more information about this litigation matter, see “Item 8. Financial Statements—Note 22. Legal Proceedings and Contingencies.”

The composition of matter patent has expired in all countries in the EU.

The Company obtains its bulk requirements for pravastatin from Sankyo and finishes the product in its own facilities.

COUMADIN	Warfarin sodium is an oral anticoagulant used predominantly in patients with atrial fibrillation or deep venous thrombosis/pulmonary embolism.

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

The Company developed atazanavir under a worldwide license from Novartis for which it pays a royalty based on a percentage of net sales. The Company is entitled to promote REYATAZ for use in combination with NORVIR* (ritonavir) under a Non-Exclusive License Agreement between Abbott Laboratories and the Company dated July 30, 2003, as amended, for which it pays a royalty based on a percentage of net sales.

Market exclusivity for REYATAZ is expected to expire in 2017 in the U.S., in the major EU member countries and Japan. Data exclusivity in the EU expires in 2014.

The Company manufactures its bulk requirements for atazanavir and finishes the product in its own facilities.

SUSTIVA Franchise	Efavirenz, the active ingredient in SUSTIVA, is a non-nucleoside reverse transcriptase inhibitor (NNRTI) for the treatment of HIV. The SUSTIVA Franchise includes SUSTIVA, an antiretroviral drug used in the treatment of HIV, and as well as bulk efavirenz included in the combination therapy, ATRIPLA*, which is sold through a joint venture with Gilead Sciences, Inc. (Gilead). The Company and Gilead share responsibility for commercializing ATRIPLA* in the U.S. Gilead records 100% of ATRIPLA* revenues and consolidates the results of the joint venture in its operating results. The Company records revenue for the bulk efavirenz component of ATRIPLA* upon sales of that product by the Gilead joint venture to third-party customers. The Company’s revenue for the efavirenz component is determined by applying a percentage to ATRIPLA* revenue, which approximates revenue for the SUSTIVA brand. In Europe, the Company and Gilead share responsibility for commercializing ATRIPLA* throughout the EU and certain other European countries. Gilead will record revenues from future net sales of ATRIPLA* in most countries in Europe and the Company will record revenues at a percentage relative to the contribution represented by SUSTIVA. In December 2007, the European Commission granted marketing authorization for ATRIPLA*. For more information about the Company’s arrangement with Gilead, see “—Strategic Alliances” below and “Item 8. Financial Statements—Note 2. Alliances and Investments.”

Rights to market efavirenz in the U.S., Canada, the UK, France, Germany, Ireland, Italy and Spain are licensed from Merck & Co., Inc. for a royalty based on a percentage of net sales.

Market exclusivity for SUSTIVA is expected to expire in 2013 in the U.S. and in countries in the EU; the Company does not, but another company does, market efavirenz in Japan.

The Company obtains its bulk requirements for efavirenz from third parties and produces finished goods in its own facilities. The Company provides bulk efavirenz to Gilead, who is responsible for producing ATRIPLA* finished goods.

BARACLUDE	Entecavir is a potent and selective inhibitor of hepatitis B virus that was approved by the FDA in March 2005 for the treatment of chronic hepatitis B infection. BARACLUDE was discovered and developed internally. It has also been approved and marketed in over 50 countries outside of the U.S. including China, Japan and the EU. The Company has learned that in China several companies have filed for clinical trial permission since the Company received approval. The Company is not aware that any of the applications for clinical trial permission in China have been approved. Due to uncertainty about China’s exclusivity laws, it is possible that one or more of these companies could receive marketing authorization from China’s health authority by 2010.

The Company has a composition of matter patent that expires in the U.S. in 2010. An application for a patent term extension has been approved in the U.S., which extends the patent expiration to 2015. The composition of matter patent expires in the EU between 2011 and 2016 and in Japan in 2016. A patent term extension has been approved in Japan which extends the patent expiration to 2016. Supplementary protection certificates have been requested in the EU and approved in some EU countries, extending the exclusivity for the approved product to 2016.

The Company manufactures its bulk requirements for entecavir and finishes the product in its own facilities.

Oncology

ERBITUX*	ERBITUX* (cetuximab) is an IgG1 monoclonal antibody designed to exclusively target and block the Epidermal Growth Factor Receptor (EGFR), which is expressed on the surface of certain cancer cells in multiple tumor types as well as some normal cells. ERBITUX*, a biological product, is approved for the treatment in combination with irinotecan of patients with EGFR-expressing metastatic colorectal cancer (mCRC) who had failed an irinotecan-based regimen and as monotherapy for patients who are intolerant of irinotecan. In March 2006, the FDA approved ERBITUX* for use in the treatment of squamous cell carcinoma of the head and neck. Specifically, ERBITUX* was approved for use in combination with radiation therapy, for the treatment of locally or regionally advanced squamous cell carcinoma of the head and neck and, as a single agent, for the treatment of patients with recurrent or metastatic squamous cell carcinoma of the head and neck for whom prior platinum-based therapy has failed.

Also, in October 2007, the Company received FDA approval for a supplemental Biologics License Application (sBLA) filing to update the ERBITUX* product labeling to include overall survival data as a single agent in EGFR-expressing mCRC patients after failure of both irinotecan-based and oxaliplatin-based regimens.

ERBITUX* is marketed in North America by the Company under a distribution and copromotion agreement with ImClone Systems Incorporated (ImClone). The Company shares copromotion rights to ERBITUX* with Merck KGaA in Japan under a codevelopment and cocommercialization agreement signed in October 2007 among the Company, ImClone, Merck KGaA and Merck Japan. ERBITUX* is not yet marketed in Japan, although an application has been submitted with the Japanese Pharmaceuticals and Medical Devices Agency (PMDA) for the use of ERBITUX* in treating patients with advanced colorectal cancer. For a description of the Company’s alliance with ImClone, see “—Strategic Alliances” below and “Item 8. Financial Statements—Note 2. Alliances and Investments.”

In July 2007, the Company and ImClone amended the terms of their agreement for the codevelopment and copromotion of ERBITUX* in North America. Under this amendment, the companies have jointly agreed to expand the investment in the ongoing clinical development plan for ERBITUX* by up to several hundred million dollars. Development costs, up to a threshold value, will be the sole responsibility of the Company; costs in excess of this threshold will be shared by both companies according to a predetermined ratio.

There is no composition of matter patent that specifically claims ERBITUX*. ERBITUX* has been approved by the FDA and other health authorities for monotherapy, for which there is no use patent. The use of ERBITUX* in combination with an anti-neoplastic agent is approved by the FDA. Such combination use is claimed in a granted U.S. patent that expires in 2017. The inventorship of this use patent has been challenged by three researchers from Yeda Research and Development Company Ltd. (Yeda). In September 2006, the court granted Yeda the complete ownership of that patent. ImClone appealed the court’s decision and also filed a declaratory judgment action alleging that if the Yeda researchers remain sole inventors of the patent, the patent is invalid.

Pursuant to a settlement agreement executed and announced in December 2007 by ImClone, Sanofi and Yeda to end worldwide litigation related to the use patent, Sanofi and Yeda granted ImClone a worldwide license under the use patent. The settlement agreement does not change ImClone’s worldwide royalty rate for ERBITUX* sales. Under its commercial agreement with ImClone, the Company pays a royalty to ImClone on sales of ERBITUX* that is not impacted by the settlement agreement.

Yeda also has the right to license the use patent to others. Yeda’s license of the patent to third parties could result in product competition for ERBITUX* that might not otherwise occur. It is too early to assess whether and to what extent any such competitive impact will occur or to quantify any such impact. However, Yeda has also granted Amgen Inc. (Amgen) a license under the use patent. Amgen received FDA approval to market an EGFR-product that competes with ERBITUX*.

For more information about this litigation, see “Item 8. Financial Statements—Note 22. Legal Proceedings and Contingencies.” The European equivalent of this use patent has been opposed. For more information about biologics patents, see “—Intellectual Property and Product Exclusivity” below.

The Company obtains its finished goods requirements for cetuximab for use in North America from ImClone. ImClone manufactures bulk requirements for cetuximab in its own facilities and finishing is performed by a third party for ImClone. For a description of the Company’s supply agreement with ImClone, see “—Manufacturing and Quality Assurance” below.

TAXOL® (paclitaxel)	Paclitaxel is used in the treatment of refractory ovarian cancer, first-line treatment of ovarian cancer in combination with cisplatin, second-line treatment of acquired immunodeficiency syndrome (AIDS)-related Kaposi’s Sarcoma, treatment of metastatic breast cancer after failure of combination chemotherapy, adjuvant treatment of node-positive breast cancer and in the treatment of non-small cell lung carcinoma with cisplatin.

The active ingredient in TAXOL® (paclitaxel) did not have patent protection in the U.S., the EU or Japan, but did have regulatory protection in the form of data exclusivity. Data exclusivity in the U.S. expired in 1997. An initial approval for a U.S. generic version of paclitaxel was granted in 2000, revoked by the FDA in 2001 and then reinstated in 2002. Data exclusivity in the EU expired in 2003. Data exclusivity for TAXOL® (paclitaxel) in Japan expired in 2003. A patent claiming the approved dosing and administration schedule expires in Japan in 2013. A nullity action filed in 2004 in the Japanese Patent Office invalidated this patent and the Company appealed the decision, but the invalidation decision was affirmed. Meanwhile, a generic paclitaxel was launched in Japan in 2006.

Paclitaxel was developed under a collaborative research and development agreement with the U.S. government. Under the agreement, the Company obtained rights to the U.S. government’s TAXOL® (paclitaxel) data.

The Company manufactures its bulk requirements for paclitaxel and finishes the product in its own facilities.

SPRYCEL	Dasatinib is a multi-targeted tyrosine kinase inhibitor that was approved by the FDA in June 2006 for treatment of adults with chronic, accelerated, or myeloid or lymphoid blast phase chronic myeloid leukemia with resistance or intolerance to prior therapy including imatinib, and for the treatment of adults with Philadelphia chromosome-positive acute lymphoblastic leukemia with resistance or intolerance to prior therapy. Dasatinib was approved in the EU in November 2006. SPRYCEL was discovered and developed internally.

The basic composition of matter patent protecting dasatinib in the U.S. is due to expire in April 2020, and a patent term extension has been requested, which, upon grant, would extend the patent term until June 2020. In several EU countries, the patent is pending and upon grant, would expire in April 2020 (excluding term extensions). An EU patent application was not filed in Cyprus, Estonia, Latvia, Lithuania, Malta, Netherlands, Slovakia or Slovenia. In the U.S., New Chemical Entity Protection expires in 2011, and Orphan Drug Exclusivity expires in 2013, which protects the product from generic applications for the currently approved orphan indications only.

The Company manufactures its bulk requirements for dasatinib and finishes the product in its own facilities.

IXEMPRA	IXEMPRA (ixabepilone) is a microtubule inhibitor belonging to a class of antineoplastic agents, the epothilones and their analogs. In October 2007, the FDA approved ixabepilone in combination with capecitabine for the treatment of patients with metastatic or locally advanced breast cancer resistant to treatment with an anthracycline and a taxane, or whose cancer is taxane resistant and for whom further anthracycline therapy is contraindicated, and in monotherapy for the treatment of metastatic or locally advanced breast cancer in patients whose tumors are resistant or refractory to anthracyclines, taxanes, and capecitabine. Marketing authorization is currently being sought in EU and other countries.

The basic composition of matter patent protecting ixabepilone in the U.S. is due to expire in May 2018, and a patent term extension has been requested which, upon grant, would extend the patent term until September 2020. A corresponding patent also has been granted in EU countries which is due to expire in June 2018 (excluding term extensions). An EU patent application was not filed in Malta. In the U.S., New Chemical Entity Protection expires in 2012.

Ixabepilone was developed by the Company, but is subject to a license agreement with Helmholtz Zentrum fur Infektionsforschung GmbH (HZI), relating to epothilone technologies. Under the Agreement, HZI is entitled to royalties of 0.5% of net sales in all countries in which the product is sold.

The Company manufactures its bulk requirements for ixabepilone in its own facilities including manufacture of the active ingredient. The drug product which comprises a pharmaceutical kit is finished by Baxter Oncology GmbH.

Affective (Psychiatric) Disorders

ABILIFY*	Aripiprazole is an atypical antipsychotic agent for patients with schizophrenia, acute bipolar mania and Bipolar I Disorder.

Aripiprazole is copromoted in the U.S. by the Company and Otsuka Pharmaceutical Co., Ltd. (Otsuka). The Company’s rights to commercialize aripiprazole in the U.S. terminate in 2012. Thereafter, Otsuka has the sole right to commercialize aripiprazole in the U.S. In Germany and Spain, the Company copromotes with an Otsuka affiliate. In the UK and France, the Company currently acts as distributor for the product and copromotes with an Otsuka affiliate. In all other European markets, the Company acts as exclusive distributor. The Company is the exclusive licensee for the product in the rest of the world, excluding Japan and certain other countries. In the U.S., Spain and Germany, the Company records alliance revenue for its contractual share of the net sales and records all expenses related to the product. Alliance revenue is recorded by the Company as net sales based upon 65% of third-party customer net sales in the copromotion countries. The Company recognizes this alliance revenue when ABILIFY* is shipped and all risks and rewards of ownership have transferred to third-party customers. In the UK, France and Italy, the Company currently records 100% of the net sales and related cost of products sold. In countries where the Company has an exclusive right to sell ABILIFY*, the Company also records 100% of the net sales and related cost of products sold. For more information about the Company’s arrangement with Otsuka, see “—Strategic Alliances” below and “Item 8. Financial Statements—Note 2. Alliances and Investments.”

The basic U.S. composition of matter patent for ABILIFY* expires in 2014 (including the granted patent term extension). In 2004, Otsuka filed with the U.S. Patent and Trademark Office (USPTO) a Request for Reexamination of a U.S. composition of matter patent, U.S. Patent No. 5,006,528 (the ‘528 Patent), covering ABILIFY*. In June 2006, the USPTO issued an Ex Parte Reexamination Certificate for the ‘528 Patent confirming the patentability of the original claims and approving additional new claims.

Otsuka has received formal notices from each of Teva Pharmaceuticals USA (Teva), Barr Pharmaceuticals, Inc. (Barr), Sandoz Inc. (Sandoz), Synthon Laboratories, Inc. (Synthon), Sun Pharmaceuticals Ltd. (Sun) and Apotex stating that each has filed an Abbreviated New Drug Application (aNDA) with the FDA for various dosage forms of aripiprazole, which the Company and Otsuka comarket in the U.S. as ABILIFY*. Each of the notices further states that its aNDA contains a p(IV) certification directed to ‘528 Patent, which covers aripiprazole and expires in October 2014. In addition, each of the notices purports to provide Otsuka with the respective p(IV) certification. These certifications contain various allegations regarding the enforceability of the ‘528 Patent and/or the validity and/or infringement of some or all of the claims therein. Otsuka has filed patent infringement actions based on the ‘528 Patent against Teva, Barr, Sandoz, Sun and Apotex in the U.S. District Court of New Jersey and against Synthon in the U.S. District Court for the Middle District of North Carolina. Otsuka has sole rights to enforce the ‘528 Patent.

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

The Company has a series of patents covering abatacept and its method of use. The latest of the composition of matter patents expires in the U.S. in 2016. The Company has submitted its request for patent term extension for one of the composition of matter patents that expires in 2015, which could possibly extend the term of the patent. In the majority of the EU countries, the Company has a patent covering abatacept that expires in 2012. Data exclusivity in the EU expires in 2017. In January 2006, Repligen Corporation and the Regents of the University of Michigan filed a complaint against the Company in the U.S. District Court for the Eastern District of Texas, Marshall Division alleging that the Company’s then-anticipated sales of ORENCIA will infringe U.S. Patent No. 6,685,941. In August 2006, Zymogenetics Inc. filed a complaint against the Company in the U.S. District Court for the District of Delaware. The complaint alleges that the Company’s manufacture and sales of ORENCIA infringe U.S. Patents No. 5,843,725 and 6,018,026. For more information about these litigations, see “Item 8. Financial Statements—Note 22. Legal Proceedings and Contingencies.”

The Company obtains bulk abatacept from a third party and from its own manufacturing facilities. The Company finishes the product in its own facilities.

Other Pharmaceuticals

EFFERALGAN	EFFERALGAN is a formulation of acetaminophen first introduced in 1972 and distributed as an effervescent tablet. It is indicated for the treatment of fever or mild to moderate pain for adults and children, and marketed primarily in Europe. There is no composition of matter patent in Europe for EFFERALGAN.

In addition to the products discussed above, the Company’s Pharmaceuticals segment also includes the Company’s wholly-owned UPSA Consumer Medicines business in Europe, which includes EFFERALGAN, described above, as well as ASPIRINE UPSA, DAFALGAN and FERVEX in Europe and other overseas markets.

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

The Company’s most significant current alliances and arrangements for the Company’s products are those with Sanofi for PLAVIX* and AVAPRO*/AVALIDE*, Otsuka for ABILIFY*, ImClone for ERBITUX* and Gilead for ATRIPLA*. The Company’s most significant alliances and arrangements for investigational compounds under development are with Medarex, Inc. (Medarex) for ipilimumab, a monoclonal antibody being investigated as an anticancer treatment, the rights to which are owned by Medarex; with AstraZeneca PLC (AstraZeneca) for saxagliptin, an oral compound discovered by the Company for the potential treatment of diabetes that is a DPP-IV inhibitor, and dapagliflozin, an oral compound discovered by the Company for the potential treatment of diabetes that is a sodium-glucose cotransporter-2 (SGLT2) inhibitor; and with Pfizer, Inc. (Pfizer) for apixaban, an anticoagulant discovered by the Company being studied for the prevention and treatment of a broad range of venous and arterial thrombotic conditions. Each of these significant alliances and arrangements are discussed in more detail below. Additionally, the Company has licensing arrangements with Novartis for REYATAZ and with HZI for IXEMPRA, a novel microtubule-stabilizing agent for the treatment of breast cancer.

In general, the Company’s strategic alliances and arrangements are for periods co-extensive with the periods of market exclusivity protection on a country-by-country basis. Based on the Company’s current expectations with respect to the expiration of market exclusivity in the Company’s significant markets, the licensing arrangements with Novartis for REYATAZ are expected to expire in 2017 in the U.S., the EU and Japan; and HZI for IXEMPRA are expected to expire in 2017 in the U.S., and on the 10th anniversary of the first commercial sale in the EU and Japan. For further discussion of market exclusivity protection, including a chart showing net sales of key products together with the year in which basic exclusivity loss occurred or is expected to occur in the U.S., the EU and Japan, see “—Products” above and “—Intellectual Property and Product Exclusivity” below.

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

In general, where the other party to the Company’s strategic alliance and arrangement will continue to have exclusivity protection upon the expiration or termination of the alliance, the Company does not retain any rights to the product or to the other party’s intellectual property. The loss of rights to one or more products that are marketed and sold by the Company pursuant to strategic alliance arrangements with third parties in one or more countries or territories could be material to the Company’s results of operations and cash flows and, in the case of PLAVIX*, could be material to its financial condition and liquidity. As is customary in the pharmaceutical industry, the terms of the Company’s strategic alliances and arrangements generally are co-extensive with the exclusivity period, which is discussed above, and may vary on a country-by-country basis.

As discussed below, the Company’s strategic alliance with Otsuka expires in November 2012 in the U.S. and Puerto Rico, which is prior to the expected expiration of market exclusivity protection for ABILIFY* in 2014 in the U.S. (including a granted patent term extension).

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

The worldwide alliance operates under the framework of two geographic regions, one covering certain European and Asian countries, defined as Territory A, and one covering the U.S., Puerto Rico, Canada, Australia and certain Latin American countries, defined as Territory B. The region covering the U.S., Puerto Rico, Canada, Australia, and certain Latin American countries is managed by two separate territory agreements, one for U.S. and Puerto Rico AVAPRO*/AVALIDE* only, and a second agreement for U.S. and Puerto Rico PLAVIX* only, plus Canada, Australia, Mexico, Brazil, Colombia and Argentina for both products. Within each of Territory A and B, a Territory Partnership exists to supply product to the countries within each territory and to manage certain central expenses such as marketing, research and development and royalties. Countries within Territory A and B are structured so that the Company’s local affiliate and Sanofi either comarket separate brands (e.g., each affiliate operates independently and sells a competing brand), or copromote a single brand.

Within Territory A, the comarketing countries include Germany, Spain, Italy (irbesartan only), Greece and China (clopidogrel bisulfate only). The Company sells ISCOVER* and KARVEA*/KARVEZIDE* and Sanofi sells PLAVIX* and APROVEL*/COAPROVEL* in these countries, except China, where the Company retains the right to, but does not currently comarket ISCOVER*. The Company and Sanofi copromote PLAVIX* and APROVEL*/COAPROVEL* in France, the UK, Belgium, Netherlands, Switzerland and Portugal. In addition, the Company and Sanofi copromote PLAVIX* in Austria, Italy, Ireland, Denmark, Finland, Norway, Sweden, Turkey, Taiwan, Korea, Singapore, Malaysia and Hong Kong, and APROVEL*/COAPROVEL* in certain French export countries. Sanofi acts as the operating partner for Territory A and owns a 50.1% majority financial controlling interest in this territory. The Company’s ownership interest in this territory is 49.9%. The Company accounts for the investment in partnership entities in this territory under the equity method and records its share of the results in equity in net income of affiliates in the consolidated statement of earnings. The Company’s share of net income from these partnership entities before taxes was $526 million in 2007, $439 million in 2006 and $345 million in 2005.

Within Territory B, the Company and Sanofi copromote PLAVIX* in the U.S., Canada and Puerto Rico and AVAPRO*/AVALIDE* in Canada. The other Territory B countries, Australia, Mexico, Brazil, Colombia (clopidogrel bisulfate only) and Argentina are comarketing countries. In 2001, the Company and Sanofi modified their previous exclusive license to the Company for AVAPRO*/AVALIDE* in the U.S. and Puerto Rico to form a copromotion joint venture, as part of which the Company contributed the AVAPRO*/AVALIDE* intellectual property and Sanofi agreed to pay the Company $200 million in 2001 and $150 million in 2002. The Company accounts for these payments as a sale of an interest in a license and defers and amortizes the total amount of $350 million into other income over the expected useful life of the license, which is approximately 11 years from the date of the formation of the copromotion joint venture. The Company acts as the operating partner for Territory B and the U.S./Puerto Rico AVAPRO*/AVALIDE* Territory and owns a 50.1% majority controlling interest in these territories. As such, the Company consolidates all partnership results in these territories and records Sanofi’s share of the results as a minority interest expense, net of taxes, which was $746 million in 2007, $428 million in 2006 and $578 million in 2005.

The Company recorded sales in Territory B, the U.S./Puerto Rico AVAPRO*/AVALIDE* Territory and Territory A comarketing countries of $5,958 million in 2007, $4,355 million in 2006 and $4,805 million in 2005.

In September 2006, the Company opted out of its copromotion rights with Sanofi for APROVEL*/COAPROVEL* in Ireland, Sweden, Denmark, Finland and Norway. The Company has also opted out of its comarketing or copromotion arrangements in a number of other countries prior to 2006. The Company receives a royalty payment from Sanofi based on a percentage of Sanofi’s net sales in the opt-out countries.

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

For further discussion of the Company’s strategic alliance with Sanofi, see “Item 8. Financial Statements—Note 2. Alliances and Investments.”

Otsuka In 1999, the Company entered into a worldwide commercialization agreement with Otsuka, to codevelop and copromote ABILIFY* for the treatment of schizophrenia and related psychiatric disorders, except in Japan, China, Taiwan, North Korea, South Korea, the Philippines, Thailand, Indonesia, Pakistan and Egypt. The Company began copromoting the product with Otsuka in the U.S. and Puerto Rico in November 2002. In June 2004, the Company received marketing approval from the European Commission. The product is currently copromoted with Otsuka in the UK, Germany, France and Spain. In the U.S., Germany and Spain, where the product is invoiced to third-party customers by the Company on behalf of Otsuka, the Company records alliance revenue for its 65% contractual share of third-party net sales and records all expenses related to the product. The Company recognizes this alliance revenue when ABILIFY* is shipped and all risks and rewards of ownership have transferred to third-party customers. In the UK, France and Italy, where the Company is presently the exclusive distributor for the product, the Company records 100% of the net sales and related cost of products sold and expenses. The Company also has an exclusive right to sell ABILIFY* in other countries in Europe, the Americas and a number of countries in Asia. In these countries the Company records 100% of the net sales and related cost of products sold.

Under the terms of the agreement, the Company purchases the product from Otsuka and performs finish manufacturing for sale by the Company or Otsuka to third-party customers. The agreement expires in November 2012 in the U.S. For the entire EU, the agreement expires in June 2014. In each other country where the Company has the exclusive right to sell ABILIFY*, the agreement expires on the later of the 10th anniversary of the first commercial sale in such country or expiration of the applicable patent in such country. Early termination is available based on the other party’s voluntary or involuntary bankruptcy, failure to make minimum payments, failure to commence the first commercial sale within three months after receipt of all necessary approvals and material breach. The amount of notice required for early termination of the strategic alliance is immediately upon notice (i) in the case of voluntary bankruptcy, (ii) where minimum payments are not made to Otsuka, or (iii) if first commercial sale has not occurred within three months after receipt of all necessary approvals, 30 days where a material breach has occurred (and not been cured or commencement of cure has not occurred within 90 days after notice of such material breach) and 90 days in the case where an involuntary bankruptcy petition has been filed (and not been dismissed). In addition, termination is available to Otsuka upon 30 days notice in the event that the Company were to challenge Otsuka’s patent rights or, on a market-by-market basis, the Company were to market a product in direct competition with ABILIFY*. Upon termination or expiration of the alliance, the Company does not retain any rights to ABILIFY*.

The Company recorded total revenue for ABILIFY* of $1,660 million in 2007, $1,282 million in 2006 and $912 million in 2005. Total milestone payments made to Otsuka under the agreement through 2007 were $217 million, of which $157 million was expensed as acquired in-process research and development in 1999. The remaining $60 million was capitalized in other intangible assets and is amortized into cost of products sold over the remaining life of the agreement in the U.S., ranging from 8 to 11 years. The Company amortized in cost of products sold $6 million in each of 2007, 2006 and 2005. The unamortized capitalized payment balance was $29 million and $35 million as of December 31, 2007 and 2006, respectively.

For further discussion of the Company’s strategic alliance with Otsuka, see “Item 8. Financial Statements—Note 2. Alliances and Investments.”

ImClone In 2001, the Company purchased 14.4 million shares of ImClone for $70 per share, or $1,007 million, which represented approximately 19.9% of the ImClone shares outstanding just prior to the Company’s commencement of a public tender offer for those ImClone shares. ImClone is a biopharmaceutical company focused on developing targeted cancer treatments, which include growth factor blockers, cancer vaccines and anti-angiogenesis therapeutics. The equity investment in ImClone is part of a strategic agreement between the Company and ImClone that also included a commercialization arrangement expiring in September 2018 for the codevelopment and copromotion of ERBITUX*, for a series of payments originally totaling $1 billion. The Company paid ImClone a milestone payment of $200 million in 2001. In 2002, the agreement with ImClone was revised to reduce the total payments to $900 million from $1 billion. In accordance with the agreement, the Company paid ImClone $140 million in 2002, $60 million in 2003, $250 million in 2004 and $250 million in the first quarter of 2006. The 2004 payment was made upon the approval by the FDA of the BLA for ERBITUX* for use in combination with irinotecan in the treatment of patients with EGFR-expressing, mCRC who are refractory to irinotecan-based chemotherapy and for use as a single agent in the treatment of patients with EGFR-expressing, mCRC who are intolerant to irinotecan-based chemotherapy. The 2006 milestone payment was made upon FDA approval of ERBITUX* for use in the treatment of squamous cell carcinoma of the head and neck in combination with radiation or as monotherapy. The Company also has codevelopment and copromotion rights in Canada and Japan to the extent the product is commercialized in such countries. Under the agreement, covering North America, ImClone receives a distribution fee based on a flat rate of 39% of net sales in North America. The Company purchases all of its commercial requirements for bulk ERBITUX* from ImClone at a price equal to ImClone’s manufacturing cost plus 10%.

In July 2007, the Company and ImClone amended the terms of their agreement for the codevelopment and copromotion of ERBITUX* in North America. Under this amendment, the companies have jointly agreed to expand the investment in the ongoing clinical development plan for ERBITUX* by up to several hundred million dollars. Development costs, up to a threshold value, will be the sole responsibility of the Company; costs in excess of this threshold will be shared by both companies according to a predetermined ratio.

The Company shares copromotion rights to ERBITUX* with Merck KGaA in Japan under a codevelopment and cocommercialization agreement signed in October 2007 among BMS, BMKK, E.R. Squibb & Sons, LLC, ImClone, Merck KGaA and Merck Japan. ERBITUX* is not yet marketed in Japan, although the Company and ImClone submitted in February 2007 an application to the PMDA for the use of ERBITUX* in treating patients with advanced colorectal cancer.

The Company accounts for the $500 million total approval milestones paid in 2004 and 2006 as license acquisitions, and amortizes the payments into the cost of products sold over the remaining term of the agreement, which ends in 2018. The Company amortized into cost of products sold $38 million, $34 million and $17 million for 2007, 2006 and 2005, respectively. The unamortized portion of the approval payments is recorded in other intangible assets, net, in the consolidated balance sheet and was $397 million and $435 million as of December 31, 2007 and 2006, respectively.

The Company determines its equity share in ImClone’s net income or loss by eliminating from ImClone’s results the milestone revenue ImClone recognized for the $400 million in pre-approval milestone payments made by the Company from 2001 through 2003. The Company recorded net income of $7 million and $43 million in 2007 and 2006, respectively, and net loss of $5 million in 2005 for its share of ImClone’s results of operations. The Company records its share of the results in equity in net income of affiliates in the consolidated statement of earnings. The Company recorded net sales for ERBITUX* of $692 million in 2007, $652 million in 2006 and $413 million in 2005.

The Company’s recorded investment and the market value of its holdings in ImClone common stock was $114 million and approximately $619 million as of December 31, 2007, respectively, and $109 million and approximately $385 million as of December 31, 2006, respectively. The Company holds 14.4 million shares of ImClone stock, representing approximately 17% of ImClone’s shares outstanding at December 31, 2007 and 2006. On a per share basis, the carrying value of the ImClone investment and the closing market price of the ImClone shares as of December 31, 2007 were $7.92 and $43.00, respectively, compared to $7.59 and $26.76, respectively, as of December 31, 2006.

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

During 2004 and through May 2005, McKesson Corporation (McKesson), one of the Company’s wholesalers, provided warehousing, packing and shipping services for ERBITUX*. McKesson held ERBITUX* inventory on consignment and, under the Company’s revenue recognition policy, the Company recognized revenue when such inventory was shipped by McKesson to the end-users. McKesson also held inventories of ERBITUX* for its own account. Upon the divestiture of Oncology Therapeutics Network in May 2005, the Company discontinued the consignment arrangement with McKesson and McKesson no longer held inventories for its own account. Thereafter, the Company sold ERBITUX* to intermediaries (such as wholesalers and specialty oncology distributors) and shipped ERBITUX* directly to the end-users of the product who are the customers of those intermediaries. Beginning in the third quarter of 2006, the Company began expanding its distribution model to include wholesalers and distributors who hold ERBITUX* inventory. The Company recognizes revenue upon such shipment consistent with its revenue recognition policy.

For further discussion of the Company’s strategic alliance with ImClone, see “Item 8. Financial Statements—Note 2. Alliances and Investments.”

Gilead In 2004, the Company and Gilead entered into a joint venture to develop and commercialize a fixed-dose combination of the Company’s SUSTIVA and Gilead’s TRUVADA* (emtricitabine and tenofovir disoproxil fumarate) in the U.S. In July 2006, the FDA granted approval of ATRIPLA*, which is the first complete Highly Active Antiretroviral Therapy treatment product for HIV available in the U.S. in a fixed-dose combination taken once daily. Fixed-dose combinations contain multiple medicines formulated together and may help simplify HIV therapy for patients and providers. Guidelines issued by the U.S. Department of Health and Human Services list the combination of emtricitabine, tenofovir disoproxil fumarate and efavirenz as one of the preferred non-NNRTI-based treatments for use in appropriate patients that have never taken anti-HIV medicines before. In September 2006, the companies amended their agreements to commercialize ATRIPLA* in Canada. ATRIPLA* was approved by Health Canada in October 2007 and by the European Commission in December 2007 for commercialization in the 27 countries of the EU, as well as Norway and Iceland.

The Company and Gilead share responsibility for commercializing ATRIPLA* in the U.S., Canada, throughout the EU and certain other European countries, and both provide funding and field-based sales representatives in support of promotional efforts for ATRIPLA*. Gilead records 100% of ATRIPLA* revenues in the U.S., Canada and most countries in Europe. The Company records revenue for the bulk efavirenz component of ATRIPLA* upon sales of that product by the joint venture with Gilead to third-party customers. The Company’s revenue for the efavirenz component is determined by applying a percentage to ATRIPLA* revenue, which approximates revenue for the SUSTIVA brand. The Company recorded efavirenz revenues of $335 million in 2007 and $76 million in 2006 related to ATRIPLA* sales.

Gilead consolidates the results of the joint venture in their operating results and the Company accounts for its participation in the joint venture under the equity method of accounting and records its share of the joint venture results in equity in net income of affiliates in the consolidated statement of earnings. The Company recorded an equity loss on the joint venture with Gilead of $9 million in 2007, $6 million in 2006 and $4 million in 2005.

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

For further discussion of the Company’s strategic alliance with Gilead, see “Item 8. Financial Statements—Note 2. Alliances and Investments.”

Investigational Compounds Under Development

Medarex In 2004, the Company entered into a worldwide collaboration and share purchase agreement with Medarex to codevelop and copromote ipilimumab, a fully human antibody currently in Phase III development for the treatment of metastatic melanoma. The agreement became effective in January 2005 after the companies received certain governmental clearances and approvals, and the receipt of consent from the U.S. Public Health Service of the sublicense to the Company of Medarex’s rights to MDX-1379 (gp100), a vaccine that is being developed in combination with ipilimumab. The FDA has granted Fast Track status to ipilimumab in combination with MDX-1379 for treatment of patients with late stage unresectable metastatic melanoma who have failed or are intolerant to first-line therapy.

In January 2005, under the terms of the agreement, the Company made a cash payment of $25 million to Medarex, which was expensed as research and development, and an additional $25 million equity investment in Medarex. Further milestone payments are expected to be made upon the successful achievement of various regulatory and sales-related stages. The Company and Medarex will also share in future development and commercialization costs. Medarex could receive up to $205 million if all regulatory milestones are met, and up to $275 million in sales-related milestones. Medarex will have an option to copromote and receive up to 45% of the profits with the Company in the U.S. The Company will receive an exclusive license outside of the U.S. and pay royalties to Medarex.

The agreement with Medarex does not expire unless and until one of the following events occurs: (1) the Company voluntarily terminates the agreement in its entirety or on a country-by-country basis by providing Medarex with six months prior written notice; (2) the Company voluntarily terminates the agreement on a product-by-product basis (but only if a second product is then in GLP toxicology studies or later) or a country-by-country basis by providing Medarex with six months prior written notice depending on the circumstances; (3) the Company terminates Medarex’s copromotion option and rights in the U.S. on 60 days written notice after the end of the second calendar year in the event Medarex provides less than 60 percent of certain performance obligations in any two out of three consecutive calendar years (such termination right to be exercised only with respect to those indications as to which Medarex failed to meet such performance obligation). Upon any such termination by the Company via any of the scenarios in (1) – (3) above, Medarex will no longer have a right to share in the profits and losses of the product for the terminated indication(s) and, instead the Company will pay Medarex royalties on net sales of the product; or (4) Medarex terminates the agreement with respect to all products on 60 days written notice if the Company provides less than 60 percent of certain performance obligations in any two out of three consecutive calendar years. Generally, upon termination in (4), the Company will assign all rights to the product to Medarex and receive a royalty thereafter on intellectual property licensed by the Company to Medarex. Medarex may also elect not to copromote a product for one or more indications in the U.S., in which event it will receive a royalty on sales of the product for such indication. If there is a material breach as to manufacturing by a party, then the other party shall be limited to termination of such party’s manufacturing rights only.

AstraZeneca In January 2007, the Company entered into two worldwide (except for Japan) codevelopment and cocommercialization agreements with AstraZeneca, one for the codevelopment and cocommercialization of saxagliptin, a DPP-IV inhibitor (Saxagliptin Agreement), and one for the codevelopment and cocommercialization of dapagliflozin, a SGLT2 inhibitor (SGLT2 Agreement). Both compounds are being studied for the treatment of diabetes and were discovered by the Company. Under the terms of the agreements, the Company received from AstraZeneca an upfront payment of $100 million in January 2007, which was deferred and is being recognized over the life of the agreements into other income. The Company amortized into other income $7 million in 2007. The unamortized portion of the upfront payment was $93 million as of December 31, 2007. Milestone payments are expected to be received by the Company upon the successful achievement of various development and regulatory events, as well as sales-related milestones. Under the Saxagliptin Agreement, the Company could receive up to $300 million if all development and regulatory milestones are met and up to an additional $300 million if all sales-based milestones are met. Under the SGLT2 Agreement, the Company could receive up to $350 million if all development and regulatory milestones are met and up to an additional $300 million if all sales-based milestones are met. Under each agreement, the Company and AstraZeneca also share in future development and commercialization costs. The majority of development costs under the initial development plans through 2009 will be paid by AstraZeneca and any additional development costs will generally be shared equally. The Company records in research and development expenses saxagliptin and dapagliflozin development costs net of its alliance partner’s share. Under each agreement, the two companies will jointly develop the clinical and marketing strategy and share commercialization expenses and profits/losses equally on a global basis, excluding Japan, and the Company will manufacture both products and, with certain limited exceptions, record net sales.

Pfizer In April 2007, the Company and Pfizer entered into a worldwide codevelopment and cocommercialization agreement for apixaban, an anticoagulant discovered by the Company being studied for the prevention and treatment of a broad range of venous and arterial thrombotic conditions. In accordance with the terms of the agreement, Pfizer made an upfront payment of $250 million to the Company in May 2007, which was deferred and is being recognized over the life of the agreement into other income. In December 2007, the Company and Pfizer agreed to include Japan in the worldwide agreement. Pfizer made an upfront payment of $40 million in December 2007, which was deferred and is being recognized over the life of the agreement into other income. The Company amortized into other income $11 million in 2007. The unamortized portion of the upfront payments was $279 million as of December 31, 2007. Pfizer will fund 60% of all development costs effective January 1, 2007 going forward, and the Company will fund 40%. The Company records in research and development expenses apixaban development costs net of its alliance partner’s share. The Company may also receive additional payments of up to $780 million from Pfizer based on development and regulatory milestones. The companies will jointly develop the clinical and marketing strategy of apixaban, and will share commercialization expenses and profits/losses equally on a global basis.

For further information on alliances relating to products under development and drug discovery, see “—Research and Development” below.

HEALTH CARE GROUP

Nutritionals Segment

The Nutritionals segment, through Mead Johnson, manufactures, markets, distributes and sells infant formulas and other nutritional products, including the entire line of ENFAMIL products. The ENFAMIL LIPIL product is the first infant formula in the U.S. to contain the nutrients docosahexaenoic acid (DHA) and arachidonic acid (ARA). Also naturally found in breast milk, DHA and ARA are believed to support infant brain and eye development. The Company obtains these nutrients from a sole provider pursuant to a non-exclusive worldwide license and supply agreement. The supply agreement, in force until at least 2011, provides no firm guarantee of supply and pricing is subject to change pursuant to a pricing formula. The license expires beginning in 2024 on a country-by-country basis 25 years after the Company commenced sales in a country.

The Company’s Nutritionals products are generally sold by wholesalers and retailers and are promoted primarily to health care professionals. The Company also promotes Nutritionals products directly to consumers worldwide through advertising. The Company manufactures these products in the U.S. and in five foreign countries. Nutritionals sales accounted for 13% of the Company’s sales in 2007, 14% of the Company’s sales in 2006 and 12% of the Company’s sales in 2005. U.S. Nutritionals sales accounted for 44%, 46% and 49% of total Nutritionals sales in 2007, 2006 and 2005, respectively, while international Nutritionals sales accounted for 56%, 54% and 51% of total Nutritionals sales in 2007, 2006 and 2005, respectively. Approximately one-half of U.S. gross sales of infant formula are subject to rebates issued under the Women, Infants and Children (WIC) program. Sales subject to WIC rebates have much lower margins than those of non-WIC program sales.

Key Nutritionals product lines and their sales are as follows:

Dollars in Millions	2007	2006	2005
Infant Formulas	$1,786	$1,637	$1,576
ENFAMIL	1,082	1,007	992
Toddler/Children’s Nutritionals	693	606	529
ENFAGROW	295	262	206

ConvaTec Segment

The ConvaTec segment manufactures, distributes and sells ostomy and modern wound and skin care products. Principal brands of ConvaTec include NATURA, SUR-FIT, ESTEEM, AQUACEL, DUODERM and FLEXI-SEAL. These products are marketed worldwide, primarily to hospitals, medical professions and medical suppliers. The Company mainly relies on an internal sales force, and sales are made through various distributors around the world. The Company manufactures these products in the U.S., the UK and the Dominican Republic.

ConvaTec sales accounted for approximately 6% of the Company’s sales in 2007, 6% of the Company’s sales in 2006 and 5% of the Company’s sales in 2005. U.S. ConvaTec sales accounted for 32%, 33% and 31% of total ConvaTec sales in 2007, 2006 and 2005, respectively, while international ConvaTec sales accounted for 68%, 67% and 69% of total ConvaTec sales in 2007, 2006 and 2005, respectively.

ConvaTec sales by business and key products are as follows:

Dollars in Millions	2007	2006	2005
ConvaTec	$1,155	$1,048	$992
Ostomy	594	554	550
Wound Therapeutics	488	441	416

Productivity Transformation Initiative

The Company undertook a broad range of actions in the fourth quarter of 2007 as part of the previously announced three-year Productivity Transformation Initiative (PTI), which is reducing costs, streamlining operations and rationalizing global manufacturing. The initiative, which is on track to achieve $1.5 billion in annual cost savings and cost avoidance on a pre-tax basis by 2010, is central to the Company’s strategy to become a more nimble and flexible next generation biopharmaceutical enterprise.

Key productivity initiatives include reducing general and administrative operations by simplifying, standardizing and outsourcing, where appropriate, processes and services, rationalizing the Company’s mature brands portfolio, consolidating its global manufacturing network while eliminating complexity and enhancing profitability, simplifying its geographic footprint and implementing a more efficient go-to-market model. Specific productivity goals include reducing the number of brands in the Company’s mature products portfolio by 60 percent between 2007 and 2011, reducing the number of manufacturing facilities by more than 50 percent by the end of 2010, and reducing total headcount by approximately 10 percent between 2007 and 2010. Some positions have been eliminated in 2007, although the substantial majority of positions will be eliminated in 2008 and 2009. The Company has announced the impending closure of several manufacturing facilities, including Barceloneta, Puerto Rico and Mayaguez, Puerto Rico.

Costs associated with the implementation of the PTI are estimated to be between $0.9 billion to $1.1 billion on a pre-tax basis, with $292 million incurred in 2007 and approximately $500 million expected to be incurred in 2008. The ultimate timing of the recording of the charges cannot be predicted with certainty and will be affected by the occurrence of triggering events for expense recognition under U.S. Generally Accepted Accounting Principles (GAAP), among other factors.

Sources and Availability of Raw Materials

In general, the Company purchases its raw materials, medical devices and supplies required for the production of the Company’s products in the open market. For some products, the Company purchases its raw materials, medical devices and supplies from a single source, which in certain circumstances is specified in the Company’s product registrations, thereby requiring the Company to obtain such raw materials and supplies from that particular source. The Company attempts, if possible, to mitigate raw material supply risks to the Company, through inventory management and alternative sourcing strategies. For further discussion of sourcing, see “—Manufacturing and Quality Assurance” below and discussions of particular products.

Manufacturing and Quality Assurance

To meet all expected product demand, the Company operates and manages its manufacturing network, including its third-party contract manufacturers, and the inventory related thereto, in a manner that permits the Company to improve efficiency while maintaining flexibility in its ability to reallocate manufacturing capacity. Pharmaceutical production processes are complex, highly regulated and vary widely from product to product. Given that shifting or adding manufacturing capacity can be a very lengthy process requiring significant capital and out-of-pocket expenditures and regulatory approvals, the Company maintains and operates its flexible manufacturing network, consisting of internal and external resources, that minimizes unnecessary product transfers and inefficient uses of manufacturing capacity. For further discussion of the regulatory impact on the Company’s manufacturing, see “—Government Regulation and Price Constraints” below.

Pharmaceutical manufacturing facilities require significant ongoing capital investment for both maintenance and compliance with increasing regulatory requirements. In addition, as the Company adds to its product line and realigns its focus over the next several years, the Company expects to modify its existing manufacturing network to meet complex processing standards that may be required for newly introduced products, including biologics. Biologics manufacturing involves more complex processes than those of traditional pharmaceutical operations. Although the Company does have the capacity to manufacture biologics for clinical trials and commercial launch, its capacity to manufacture larger commercial volumes is limited. As biologics become more important to the Company’s product portfolio, the Company may continue to make arrangements with third-party manufacturers, and in addition expects to make substantial investments to increase its internal capacity to produce biologics on a commercial scale. During 2006, the Board of Directors approved capital expenditures of approximately $750 million for a bulk biologics manufacturing facility in the U.S. In February 2007, the Company completed the land purchase of an 89-acre site to locate its large scale multi-product bulk biologics manufacturing facility in Devens, Massachusetts. Construction of the Devens, Massachusetts facility began in early 2007, and the facility is projected to be operationally complete by 2009. The Company expects to submit the site for regulatory approval in 2010. Commercial production of biologic compounds is anticipated to begin by 2011.

The Company relies on third parties to manufacture, or to supply it with active ingredients necessary for it to manufacture certain products, including PLAVIX*, ABILIFY*, ERBITUX*, the SUSTIVA Franchise, ORENCIA*, PRAVACHOL, COUMADIN and TAXOL® (paclitaxel). To maintain a stable supply of these products, the Company takes a variety of actions designed to provide that there is a reasonable level of these ingredients held by the third-party supplier, the Company or both, so that the Company’s manufacturing operations are not interrupted. As an additional protection, in some cases, the Company takes steps to maintain an approved back-up source where available. For example, the Company will rely on the combined capacity of its Devens, Massachusetts, Syracuse, New York, and Manati, Puerto Rico, facilities, and the capacity available at its third-party contract manufacturers to manufacture ORENCIA* and the commercial quantities of the Company’s other investigational compounds in late-stage development should those compounds receive regulatory approval.

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

The Company’s success depends in great measure upon customer confidence in the quality of its products and in the integrity of the data that support their safety and effectiveness. Product quality arises from a total commitment to quality in all parts of the Company’s operations, including research and development, purchasing, facilities planning, manufacturing, and distribution. The Company maintains quality-assurance procedures relating to the quality and integrity of technical information and production processes.

Control of production processes involves detailed specifications for ingredients, equipment and facilities, manufacturing methods, processes, packaging materials, and labeling. The Company performs tests at various stages of production processes and on the final product to ensure that the product meets all regulatory requirements and the Company’s standards. These tests may involve chemical and physical chemical analyses, microbiological testing, or a combination of these along with other analyses. Quality control is provided by business unit/site quality assurance groups that monitor existing manufacturing procedures and systems used by the Company, its subsidiaries and third-party suppliers.

Intellectual Property and Product Exclusivity

The Company owns or licenses a number of patents in the U.S. and foreign countries primarily covering its products. The Company has also developed many brand names and trademarks for products in all areas. The Company considers the overall protection of its patent, trademark, license and other intellectual property rights to be of material value and acts to protect these rights from infringement.

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

Because a significant portion of patent life can be lost during the time it takes to obtain regulatory approval, the innovator can extend one patent to compensate the innovator for the lost patent term, at least in part. More specifically, the innovator may identify one patent, which claims the product or its approved method of use, and, depending on a number of factors, may extend the expiration date of that patent. There are two limits to these extensions. First, the maximum term a patent can be extended is five years, and second, the extension cannot cause the patent to be in effect for more than 14 years from the date of NDA approval.

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

The innovator company is required to list certain of its patents covering the medicine with the FDA in what is commonly known as the Orange Book. Absent a successful patent challenge, the FDA cannot approve an aNDA until after the innovator’s listed patents expire. However, after the innovator has marketed its product for four years, a generic manufacturer may file an aNDA and allege that one or more of the patents listed in the Orange Book under an innovator’s NDA is either invalid or not infringed. This allegation is commonly known as a “Paragraph IV certification.” The innovator then must decide whether to file a patent infringement suit against the generic manufacturer. If one or more of the NDA-listed patents are successfully challenged, or if the innovator chooses not to sue, the first filer of a Paragraph IV certification (or first filers if more than one generic qualifies) may be entitled to a 180-day period of market exclusivity against all other generic manufacturers. From time to time, aNDAs, including Paragraph IV certifications, are filed with respect to certain of the Company’s products. The Company evaluates these aNDAs on a case-by-case basis and, where warranted, files suit against the generic manufacturer to protect its patent rights.

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

European Union

Recent pharmaceutical legislation in the EU has an impact on the procedures for authorization of pharmaceutical products in the EU under both the centralized and mutual recognition procedures. In particular, the legislation contains new data protection provisions. All products (regardless of whether they have been approved under the centralized or the mutual recognition procedures) will be subject to an “8+2+1” regime. Eight years after the innovator has received its first community authorization for a medicinal product, a generic company may file a marketing authorization application for that product with the health authorities. However, the generic company may not commercialize the product until after either 10 or 11 years have elapsed from the initial marketing authorization granted to the innovator. The possible one-year extension is available if the innovator, during the first eight years of the marketing authorization, obtains an additional indication that is of significant clinical benefit in comparison with existing treatments. There is a transitional provision for these new data protection requirements, and these provisions will apply as new marketing authorization applications are submitted under the new legislation. For those products that continue to be covered under the old law, there is a 10-year period of data protection under the centralized procedures and a period of either six or 10 years under the mutual recognition procedure (depending on the member state). Regardless of the procedure used to obtain marketing authorization approval, a company then must obtain pricing and reimbursement for the pharmaceutical product, which is typically subject to member state law. The pricing and reimbursement procedure can take months and sometimes years to obtain.

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

In general, EU law treats chemically-synthesized drugs and biologically-derived drugs the same with respect to intellectual property and market exclusivity. The European Medicines Evaluation Agency (EMEA) has issued a guideline that outlines what additional information has to be provided for biosimilar products, also known as generic biologics, in order for the EMEA to review an application for marketing approval.

Japan

In Japan, medicines of new chemical entities are generally afforded eight years (previously six years before 2007) of data exclusivity for approved indications and dosage. Patents on pharmaceutical products are enforceable. Generic copies can receive regulatory approval after data exclusivity and patent expirations. As in the U.S., patents in Japan may be extended to compensate for the patent term lost during the regulatory review process.

In general, Japanese law treats chemically-synthesized and biologically-derived drugs the same with respect to intellectual property and market exclusivity.

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

The Company’s prescription pharmaceutical products are sold principally to wholesalers, but the Company also sells directly to distributors, retailers, hospitals, clinics, government agencies and pharmacies. In 2007, sales to three pharmaceutical wholesalers in the U.S., McKesson, Cardinal Health, Inc. (Cardinal) and AmerisourceBergen Corporation (AmerisourceBergen), accounted for approximately 19%, 16% and 12%, respectively, of the Company’s total net sales. In 2006, sales to McKesson, Cardinal and AmerisourceBergen accounted for approximately 19%, 16% and 11%, respectively, of the Company’s total net sales. In 2005, sales to McKesson, Cardinal and AmerisourceBergen accounted for approximately 21%, 18% and 12%, respectively, of the Company’s total net sales. Sales to these U.S. wholesalers were concentrated in the Pharmaceuticals segment.

The Company’s U.S. Pharmaceuticals business, through the Inventory Management Agreements (IMAs), has arrangements with substantially all of its direct wholesaler and distributor customers that allow the Company to monitor U.S. wholesaler inventory levels and require those wholesalers to maintain inventory levels that are no more than one month of their demand. The IMAs have a two-year term, through December 31, 2009, subject to certain termination provisions.

The Company sells ERBITUX* to intermediaries (such as wholesalers and specialty oncology distributors) and ships ERBITUX* directly to the end users of the product who are the customers of those intermediaries. The Company also sells ERBITUX* in the U.S. to other wholesalers and distributors who then hold ERBITUX* inventory. The Company recognizes revenue upon such shipment consistent with its revenue recognition policy.

For information on sales and marketing of Nutritionals and ConvaTec products, see “—Nutritionals Segment” and “—ConvaTec Segment” above.

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

To successfully compete for business with MCOs and PBMs, the Company must often demonstrate that its products offer not only medical benefits but also cost advantages as compared with other forms of care. Most new products that the Company introduces must compete with other products already on the market or products that are later developed by competitors. Manufacturers of generic pharmaceuticals typically invest far less in research and development than research-based pharmaceutical companies and therefore can price their products significantly lower than branded products. Accordingly, when a branded product loses its market exclusivity, it normally faces intense price competition from generic forms of the product. In certain countries outside the U.S., patent protection is weak or nonexistent and the Company must compete with generic versions shortly after it launches its innovative product. In addition, generic pharmaceutical companies may introduce a generic product before exclusivity has expired, and before the resolution of any related patent litigation. For a discussion of the generic launch of a clopidogrel bisulfate product that competes with PLAVIX*, see “Item 8. Financial Statements—Note 22. Legal Proceedings and Contingencies—PLAVIX* Litigation.”

Many other companies, large and small, manufacture and sell one or more products that are similar to those marketed by the Company’s Nutritionals and ConvaTec segments. Sources of competitive advantage include patents and trademarks, product quality and efficacy, brand identity, advertising and promotion, product innovation, broad distribution capabilities, customer satisfaction and price. Significant expenditures for advertising, promotion and marketing are generally required to achieve both consumer and trade acceptance of these products.

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

Research and Development

The Company invests heavily in research and development because it believes it is critical to its long-term competitiveness. Bristol-Myers Squibb Pharmaceutical Research and Development has major facilities in Princeton, Hopewell and New Brunswick, New Jersey and Wallingford, Connecticut. Pharmaceutical research and development is also carried out at various other facilities in the U.S. and in Belgium, Canada, the UK and India. Management continues to emphasize leadership, innovation, productivity and quality as strategies for success in Bristol-Myers Squibb Pharmaceutical Research and Development.

The Company spent $3,282 million in 2007, $2,991 million in 2006 and $2,678 million in 2005 on Company-sponsored research and development activities. The Company-sponsored pharmaceutical research and development spending includes certain payments under third-party collaborations and contracts. At the end of 2007, the Company employed approximately 8,200 people in research and development throughout the Company, including a substantial number of physicians, scientists holding graduate or postgraduate degrees and higher-skilled technical personnel.

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

Drug development is time consuming, expensive and risky. In the development of human health products, industry practice and government regulations, in the U.S. and most foreign countries, provide for the determination of effectiveness and safety of new molecular entities through preclinical tests and controlled clinical evaluation. Before a new drug may be marketed in the U.S., recorded data on preclinical and clinical experience are included in the NDA or the BLA to the FDA for the required approval. The development of certain other products is also subject to government regulations covering safety and efficacy in the U.S. and many foreign countries. There can be no assurance that a compound developed as a result of any program will obtain the regulatory approvals necessary for it to be marketed for any particular disease indication.

On average, only about one in 10,000 chemical compounds discovered by pharmaceutical industry researchers proves to be both medically effective and safe enough to become an approved medicine. The process from discovery to regulatory approval typically takes 10 years or longer. Drug candidates can fail at any stage of the process, and even late-stage product candidates sometimes fail to receive regulatory approval. The Company believes its investments in research, both internally and in collaboration with others, have been rewarded by the number of new pharmaceutical compounds and indications it has in all stages of development.

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

Apixaban	Apixaban is an oral Factor Xa inhibitor, which is being developed internally and has recently entered Phase III clinical trials for the prevention of thromboembolic disorders. In April 2007, the Company entered into a worldwide agreement with Pfizer for the codevelopment and cocommercialization of apixaban. The Company owns an issued U.S. patent covering composition of matter and method of use of apixaban that expires in September 2022 (extended to February 2023 via patent term adjustment).

Saxagliptin	Saxagliptin is an oral compound for the potential treatment of diabetes, which was discovered internally and is currently in Phase III clinical trials. In January 2007, the Company entered into the Saxagliptin Agreement with AstraZeneca for the codevelopment and cocommercialization of saxagliptin. A patent application covering the composition of matter has been issued and will expire in 2021 in the U.S.

Ipilimumab	Ipilimumab, which is being codeveloped with Medarex and is currently in Phase III clinical trials, is a monoclonal antibody being investigated as an anticancer treatment. It is in a novel class of agents intended to potentiate elements of the immunologic response. The Company owns a composition of matter patent that expires in the U.S. in 2016 and has rights to method of use patents owned by Medarex that expire in the U.S. in 2015. The Company also has rights to a Medarex composition of matter patent that expires in 2020 (extended to 2022 via patent term adjustment) and pending Medarex patent applications covering composition of matter and method of use of ipilimumab.

Belatacept	Belatacept, a biological product, which is being developed internally and is in Phase III clinical trials, is a fusion protein with novel immunosuppressive activity targeted at prevention of solid organ transplant rejection. The Company has a composition of matter patent that expires in the U.S. in 2021.

Dapagliflozin	Dapagliflozin is an oral compound for the potential treatment of diabetes, which was discovered internally and is currently in Phase III clinical trials. In January 2007, the Company entered into the SGLT2 Agreement with AstraZeneca for the codevelopment and cocommercialization of dapagliflozin. A patent application covering the composition of matter has been issued and will expire in 2020 in the U.S.

In November 2007, the Company and Pierre Fabre Medicament S.A. announced the termination of the license agreement for the development of vinflunine, a chemotherapy agent under investigation for the treatment of advanced or metastatic bladder cancer and other tumor types.

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

Of particular importance is the FDA in the U.S. It has jurisdiction over virtually all of the Company’s businesses and imposes requirements covering the testing, safety, effectiveness, manufacturing, labeling, marketing, advertising and post-marketing surveillance of the Company’s pharmaceutical products. The FDA also regulates most of the Company’s Nutritionals and ConvaTec products. In many cases, the FDA’s requirements have increased the amount of time and money necessary to develop new products and bring them to market in the U.S.

The Company’s pharmaceutical products, as well as the medical device products it sells through its ConvaTec business, are subject to pre-market approval requirements in the U.S. New drugs are approved under, and are subject to, the FDC Act and related regulations. Biological drugs are subject to both the FDC Act and the Public Health Service Act (PHS Act), and related regulations. Biological drugs are licensed under the PHS Act. Medical devices are subject to the FDC Act including Medical Device Amendments. The Company’s Nutritionals products are regulated by the FDA, primarily under the Infant Formula Act of 1980 and its amendments.

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

The distribution of pharmaceutical products is subject to the Prescription Drug Marketing Act (PDMA) as part of the FDC Act, which regulates such activities at both the Federal and state level. Under the PDMA and its implementing regulations, states are permitted to require registration of manufacturers and distributors who provide pharmaceuticals even if such manufacturers or distributors have no place of business within the state. States are also permitted to adopt regulations limiting the distribution of product samples to licensed practitioners. The PDMA also imposes extensive licensing, personnel recordkeeping, packaging, quantity, labeling, product handling and facility storage and security requirements intended to prevent the sale of pharmaceutical product samples or other diversions. For discussion of recent settlement of certain investigations of drug pricing and sales and marketing activities, see “Item 8. Financial Statements—Note 22. Legal Proceedings and Contingencies.”

The FDA Amendments Act of 2007 imposed additional obligations on pharmaceutical companies and delegated more enforcement authority to the FDA in the area of drug safety. Key elements of this legislation give the FDA new authority to (1) require that companies conduct post-marketing safety studies of drugs, (2) impose certain drug labeling changes relating to safety, (3) mandate risk mitigation measures such as the education of healthcare providers and the restricted distribution of medicines, (4) require companies to publicly disclose data from clinical trials and (5) pre-review television advertisements.

The marketing practices of all U.S. pharmaceutical manufacturers are subject to Federal and state health care laws that are used to protect the integrity of government health care programs. The Office of Inspector General of the U.S. Department of Health and Human Services (OIG) oversees compliance with applicable Federal laws, in connection with the payment for products by government funded programs (primarily Medicaid and Medicare). These laws include the Federal anti-kickback statute, which criminalizes the offering of something of value to induce the recommendation, order or purchase of products or services reimbursed under a government health care program. The OIG has issued a series of Guidances to segments of the health care industry, including the 2003 Compliance Program Guidance for Pharmaceutical Manufacturers (the OIG Guidance), which includes a recommendation that pharmaceutical manufacturers, at a minimum, adhere to the PhRMA Code, a voluntary industry code of marketing practices. The Company subscribes to the PhRMA Code, and has implemented a compliance program to address the requirements set forth in the OIG Guidance and the Company’s compliance with the health care laws. Failure to comply with these health care laws could subject the Company to administrative and legal proceedings, including actions by the state and Federal government agencies. Such actions could result in the imposition of civil and criminal sanctions, which may include fines, penalties and injunctive remedies, the impact of which could materially adversely affect the Company’s business, financial condition and results of operations and cash flows.

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

Federal and state governments also have pursued direct methods to reduce the cost of drugs for which they pay. The Company participates in state government-managed Medicaid programs, as well as certain other qualifying Federal and state government programs whereby discounts and rebates are provided to participating state and local government entities. Rebates under Medicaid and related state programs reduced revenues by $169 million in 2007, $174 million in 2006 and $595 million in 2005. The decrease in 2006 as compared to 2005 was primarily due to the exclusivity loss of PRAVACHOL and lower PLAVIX* sales. The shift in patient enrollment from Medicaid to Medicare under Medicare Part D also resulted in a decrease in Medicaid rebates, which was partially offset by a corresponding increase in the Company’s managed health care rebates. The Company also participates in prime vendor programs with government entities, the most significant of which are the U.S. Department of Defense and the U.S. Department of Veterans Affairs. These entities receive minimum discounts based off a defined “non-federal average manufacturer price” for purchases. Other prime vendor programs in which the Company participates provide discounts for outpatient medicines purchased by certain Public Health Service entities and other hospitals meeting certain criteria. The Company recorded discounts related to the prime vendor programs of $662 million in 2007, $703 million in 2006 and $1,090 million in 2005.

In the U.S., governmental cost containment efforts have extended to the federally funded Special Supplemental Nutrition Program for WIC. All states participate in the WIC program and have sought and obtained rebates from manufacturers of infant formula whose products are used in the program. All states have conducted competitive bidding for infant formula contracts, which require the use of specific infant formula products by the state WIC program, unless a physician requests a non-contract formula for a WIC customer. States participating in the WIC program are required to engage in competitive bidding or to use other cost containment measures that yield savings equal to or greater than the savings generated by a competitive bidding system. Mead Johnson participates in this program and approximately half of its gross U.S. sales are subject to rebates under the WIC program. Rebates under the WIC program reduced revenues by $848 million in 2007, $872 million in 2006 and $843 million in 2005.

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

An environment, health and safety group within the Company monitors operations around the world, providing the Company with an overview of regulatory requirements and overseeing the implementation of Company standards for compliance. The Company also incurs operating and capital costs for such matters on an ongoing basis. The Company expended approximately $38 million, $50 million and $45 million on capital environmental projects undertaken specifically to meet environmental requirements in 2005, 2006 and 2007, respectively, and expects to spend approximately $46 million in 2008. Although the Company believes that it is in substantial compliance with applicable environmental, health and safety requirements and the permits required for its operations, the Company nevertheless could incur additional costs, including civil or criminal fines or penalties, clean-up costs, or third-party claims for property damage or personal injury, for violations or liabilities under these laws.

Many of the Company’s current and former facilities have been in operation for many years, and, over time, the Company and other operators of those facilities have generated, used, stored or disposed of substances or wastes that are considered hazardous under Federal, state and foreign environmental laws, including the U.S. Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA). As a result, the soil and groundwater at or under certain of these facilities is or may be contaminated, and the Company may be required to make significant expenditures to investigate, control and remediate such contamination, and in some cases to provide compensation and/or restoration for damages to natural resources. Currently, the Company is involved in investigation and remediation at 13 current or former Company facilities. The Company has also been identified as a “potentially responsible party” (PRP) under applicable laws for environmental conditions at approximately 30 former waste disposal or reprocessing facilities operated by third parties at which investigation and/or remediation activities are ongoing.

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

Employees

The Company employed approximately 42,000 people at December 31, 2007.

In late 2007, the Company undertook a broad range of actions, as part of the previously announced three-year PTI. As part of this multi-year PTI, the Company is implementing a comprehensive cost reduction program that includes workforce reductions in some areas and the rationalization of some facilities. Specific productivity goals include reducing total headcount by approximately 10 percent between 2007 and 2010.

Some positions have been eliminated in 2007, although the substantial majority of positions will be eliminated in 2008 and 2009. During 2007, the Company recorded pre-tax charges of $189 million, relating to the termination benefits and other related costs for workforce reductions of approximately 2,800 manufacturing, selling and administrative personnel, across all geographic regions.

For further discussion of this initiative and 2007 restructuring activities, see “—Productivity Transformation Initiative” above and “Item 8. Financial Statements—Note 3. Restructuring.”

Foreign Operations

The Company has significant operations outside the U.S. They are conducted both through the Company’s subsidiaries and through distributors, and involve all three of the same business segments as the Company’s U.S. operations —Pharmaceuticals, Nutritionals and ConvaTec.

Revenues from operations outside the U.S. of $8.5 billion accounted for 44% of the Company’s total revenues in 2007. In 2007, revenues exceeded $500 million in each of France, Canada, Spain, Japan, Italy, Mexico and Germany. In 2006, revenues exceeded $500 million in each of France, Japan, Canada, Spain, Italy and Mexico. In 2005, revenues exceeded $500 million in each of France, Japan, Spain, Canada, Italy and Germany. No single country outside the U.S. contributed more than 10% of the Company’s total revenues in 2007, 2006 or 2005. For a geographic breakdown of net sales, see the table captioned Geographic Areas in “Item 8. Financial Statements—Note 19. Segment Information” and for further discussion of the Company’s sales by geographic area see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Geographic Areas.”

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

Depending on the direction of change relative to the U.S. dollar, foreign currency values can increase or reduce the reported dollar value of the Company’s net assets and results of operations. In 2007, the change in foreign exchange rates had a net favorable impact on the growth rate of revenues. While the Company cannot predict with certainty future changes in foreign exchange rates or the effect they will have on it, the Company attempts to mitigate their impact through operational means and by using various financial instruments. See the discussions under “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” and “Item 8. Financial Statements—Note 18. Financial Instruments.”

Item 1A.	RISK FACTORS.

Any of the factors described below could significantly and negatively affect the Company’s business, prospects, financial condition, operating results, or credit ratings, which could cause the trading price of the Company’s common stock to decline. Additional risks and uncertainties not presently known to the Company, or risks that the Company currently considers immaterial, may also impair the Company’s operations.

The Company faces competition from other pharmaceutical manufacturers, including from lower-priced generic products, and it is possible that the Company may lose market exclusivity of a product earlier than expected.

Competition from manufacturers of competing products, including lower-priced generic versions of the Company’s products is a major challenge, both within the United States (U.S.) and internationally. Such competition may include (i) new products developed by competitors that have lower prices or superior performance features or that are otherwise competitive with the Company’s current products; (ii) technological advances and patents attained by competitors; (iii) results of clinical studies related to the Company’s products or a competitor’s products; (iv) problems with licensors, suppliers and distributors; and (v) business combinations among the Company’s competitors and major customers.

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

Market exclusivity for the Company’s products is based upon patent rights and/or certain regulatory forms of exclusivity. The scope of the Company’s patent rights may vary from country to country. In some countries, including in certain European Union member states, basic patent protection for the Company’s products may not exist because historically certain countries did not offer the right to obtain certain types of patents and/or the Company (or its licensors) did not file in those markets. Absent relevant patent protection for a product, once the data exclusivity period expires, generic versions of the product can be approved and marketed. In addition, prior to the expiration of data exclusivity, a competitor could seek regulatory approval by submitting its own clinical trial data to obtain marketing approval. Manufacturers of generic products are also increasingly seeking to challenge patents before they expire, and may in some cases launch a generic product before the expiration of the applicable patent(s) and/or before the final resolution of patent litigation. The length of market exclusivity for any of the Company’s products is impossible to predict with certainty and there can be no assurance that a particular product will enjoy market exclusivity for the full period of time that appears in the estimates disclosed in this Form 10-K.

For a discussion of how generic versions of a product can impact that product’s sales, see “Item 1. Business—Competition—Generic Competition” above. For more information about market exclusivity, see “Item 1. Business—Products” and “Item 1. Business—Intellectual Property and Product Exclusivity” above.

The patent infringement lawsuit with Apotex Inc. and Apotex Corp. (Apotex) involving PLAVIX* is ongoing, and there is a risk of generic competition from Apotex and from other generic pharmaceutical companies.

Although, as previously disclosed, the U.S. District Court for the Southern District of New York (District court) issued an opinion and order upholding the validity and enforceability of the U.S. Patent No. 4,847,265 relating to PLAVIX*, ruled that Apotex’s generic clopidogrel bisulfate product infringed the patent and enjoined Apotex from engaging in any activity that infringes that patent, the PLAVIX* patent infringement lawsuit is still ongoing and there is a risk that the Company could face generic competition from Apotex and from other generic pharmaceutical companies. Apotex has filed a notice of appeal with the U.S. Court of Appeals for the Federal Circuit. If Apotex were to prevail in its appeal of the District court’s decision, the Company could face renewed generic competition for PLAVIX* from Apotex promptly thereafter. Loss of market exclusivity for PLAVIX* and/or sustained generic competition would be material to the Company’s results of operations and cash flows and could be material to its financial condition and liquidity. It is not possible at this time reasonably to assess the outcomes of the appeal by Apotex of the District court’s decision, or the other PLAVIX* patent litigations or the timing of any renewed generic competition for PLAVIX* from Apotex or additional generic competition for PLAVIX* from other third-party generic pharmaceutical companies.

The Company has recorded deferred tax assets related to the U.S. foreign tax credit, research tax credit and charitable contribution carryforwards. The charitable contribution carryforwards expire in varying amounts beginning in 2009, while the foreign tax credit and research tax credit carryforwards expire in varying amounts beginning in 2012. Realization of the foreign tax credit, research tax credit and charitable contribution carryforwards is dependent on generating sufficient domestic taxable income prior to their expiration. Although realization is not assured, management believes it is more likely than not that these deferred tax assets will be realized. The amount of foreign tax credit, research tax credit and charitable contribution carryforwards considered realizable, however, could be reduced in the near term if PLAVIX* is subject to either renewed or additional generic competition. If such events occur, the Company may need to record additional valuation allowances against these U.S. federal deferred tax assets. For a discussion of PLAVIX* related matters, see “Item 8. Financial Statements—Note 22. Legal Proceedings and Contingencies.”

The Company may be adversely impacted by economic factors beyond its control and may incur additional impairment charges to its investment portfolio.

As of December 31, 2007, the Company had $811 million of principal invested in auction rate securities (ARS), representing interests in collateralized debt obligations supported by pools of residential and commercial mortgages or credit cards, insurance securitizations and other structured credits, including corporate bonds. Some of the underlying collateral for the ARS held by the Company consists of sub-prime mortgages. The estimated market value of the Company’s ARS holdings at December 31, 2007 was $419 million, which reflects a $392 million adjustment to the principal value of $811 million. Although the ARS continue to pay interest according to their stated terms, based on valuation models and an analysis of other-than-temporary impairment factors, the Company has recorded an impairment charge of $275 million in the fourth quarter, reflecting the portion of ARS holdings that the Company has concluded have an other-than-temporary decline in value. In addition, the Company recorded an unrealized pre-tax loss of $142 million in other comprehensive income as a reduction in shareholders’ equity, reflecting $117 million of adjustments to ARS holdings and $25 million of other marketable securities that the Company has concluded have a temporary decline in value.

The credit and capital markets have continued to deteriorate in 2008. If uncertainties in these markets continue, these markets deteriorate further or the Company experiences any additional ratings downgrades on any investments in its portfolio (including on ARS), the Company may incur additional impairments to its investment portfolio, which could negatively affect the Company’s financial condition, cash flow and reported earnings.

The Company also has significant operations outside of the U.S. Revenue from operations outside of the U.S. accounted for 44% of the Company’s revenues in 2007. As such, the Company is exposed to changes in fluctuation of foreign currency exchange rates. For more information on the Company’s foreign currency exchange exposure, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.” The Company also has significant borrowings which are exposed to changes in interest rates. At December 31, 2007, the Company had short-term borrowings and long-term debt of $6.3 billion. For more information on the Company’s interest rate exposure, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.” The Company is also exposed to other economic factors over which the Company has no control.

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

U.S. and foreign regulations may negatively affect the Company’s sales and profit margins.

The Company could become subject to new government laws and regulations, such as (i) health care reform initiatives in the U.S. at the state and Federal level and in other countries; (ii) changes in the U.S. Food and Drug Administration (FDA) and foreign regulatory approval processes that may cause delays in approving, or preventing the approval of, new products; (iii) tax changes such as the phasing out of tax benefits heretofore available in the U.S. and certain foreign countries; (iv) new laws, regulations and judicial or other governmental decisions affecting pricing or marketing within or across jurisdictions; (v) changes in intellectual property law; and (vi) other matters such as compulsory licenses that could alter the protections afforded one or more of its products.

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

As part of its strategy, the Company currently is implementing a comprehensive cost reduction program that includes workforce reductions in some areas and the rationalization of some facilities. The Company expects to incur restructuring and other charges in connection with this program in the range of $0.9 billion to $1.1 billion on a pre-tax basis over the next three years, with $292 million of those charges having been incurred in the fourth quarter of 2007 and approximately $500 million in charges expected to be incurred in 2008.

The Company may not be able to fully execute the strategic transformation of its business to attain a new period of sustainable revenue and earnings growth. The Company continues to invest in its key products and pipeline as part of a focus on addressing areas of significant unmet medical need. Failure to realize the expected cost savings in 2008, to achieve and maintain a competitive cost base, or to successfully transition the product portfolio, however, could materially and adversely affect the Company’s results of operations. In addition, the Company’s failure to hire and retain personnel with the right expertise and experience in operations that are critical to its business functions could adversely impact the execution of its business strategy. Changes in the Company’s structure, operations, revenues, costs, or efficiency resulting from acquisitions, divestitures, mergers, alliances, restructurings or other strategic initiatives, could result in greater than expected costs and other difficulties, including the need for regulatory approvals, as appropriate.

The Company is increasingly dependent on its information technology and outsourcing arrangements.

The Company is increasingly dependent on information technology systems and any significant breakdown, invasion, destruction or interruption of these systems could negatively impact operations. The Company is also increasing its dependence on third-party providers for certain services, including information technology systems. The failure of these service providers to meet their obligations and/or the development of significant disagreements or other factors that materially disrupt the Company’s ongoing relationship with these providers could negatively affect operations.

Item 1B.	UNRESOLVED STAFF COMMENTS.

None.

Item 2.	PROPERTIES.

The Company’s world headquarters is located at 345 Park Avenue, New York, NY, where it leases approximately 375,000 square feet of floor space, approximately 215,000 square feet of which is sublet to others.

The Company manufactures products at 36 major worldwide locations with an aggregate floor space of approximately 11.7 million square feet. All facilities are owned by the Company. The following table illustrates the geographic location of the Company’s significant manufacturing facilities by business segment.

	Total Company	Pharmaceuticals	Nutritionals	ConvaTec
United States	8	5	2	1
Europe, Middle East and Africa	14	11	1	2
Other Western Hemisphere	7	5	1	1
Pacific	7	4	3	—

Total	36	25	7	4

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

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2007.

PART IA

Executive Officers of the Registrant

Listed below is information on executive officers of the Company as of February 21, 2008. Executive officers are elected by the Board of Directors for an initial term, which continues until the first Board meeting following the next annual meeting of stockholders and thereafter are elected for a one-year term or until their successors have been elected. All executive officers serve at the pleasure of the Board of Directors.

Name and Current Position	Age	Employment History for the Past 5 Years

James M. Cornelius Chairman of the Board and Chief Executive Officer Member of the Management Council	64

2000 to 2005 – Chief Executive Officer and Chairman of the Board, Guidant Corporation.

2005 to 2006 – Interim Chief Executive Officer and Chairman of the Board, Guidant Corporation.

2006 to 2007 –Interim Chief Executive Officer and Director of the Company.

2007 to 2008 – Chief Executive Officer and Director of the Company

2008 to present – Chairman of the Board and Chief Executive Officer of the Company.

Lamberto Andreotti Executive Vice President and President, Worldwide Pharmaceuticals Member of the Management Council	57

2002 to 2005 – Senior Vice President and President International, Worldwide Medicines Group, a division of the Company.

2005 to present – Executive Vice President and President, Worldwide Pharmaceuticals, a division of the Company.

Stephen E. Bear Senior Vice President, Human Resources, Corporate Staff Member of the Management Council	57	2001 to present – Senior Vice President, Human Resources, Corporate Staff of the Company.

Andrew R. J. Bonfield Executive Vice President and Chief Financial Officer, Corporate Staff Member of the Management Council	45	2002 to present – Chief Financial Officer, Corporate Staff of the Company.

Joseph C. Caldarella Vice President and Corporate Controller, Corporate Staff	52	1998 to 2005 – Vice President, Finance, Pharmaceutical Research Institute, a division of the Company. 2005 to present – Vice President and Corporate Controller, Corporate Staff of the Company.

John E. Celentano President, Health Care Group Member of the Management Council	48	2002 to 2005 – President, Latin America and Canada, Worldwide Medicines Group, a division of the Company. 2005 to present – President, Health Care Group, a division of the Company.

Anthony C. Hooper President, U.S. Pharmaceuticals Member of the Management Council	53

2002 to 2004 – President, Europe, Middle East & Africa, Worldwide Medicines Group, a division of the Company.

2004 to present – President, U.S. Pharmaceuticals, Worldwide Medicines Group, a division of the Company.

Sandra Leung Senior Vice President and General Counsel Corporate Staff Member of the Management Council	47

2002 to 2006 – Vice President and Corporate Secretary, Corporate Staff of the Company.

2006 to 2007 – Vice President, Corporate Secretary and Acting General Counsel, Corporate Staff of the Company.

2007 to present – Senior Vice President and General Counsel, Corporate Staff of the Company.

Elliott Sigal, M.D., Ph.D. Executive Vice President, Chief Scientific Officer and President, Pharmaceutical Research and Development Member of the Management Council	56

2002 to 2004 – Senior Vice President, Global Clinical and Pharmaceutical Development, Pharmaceutical Research Institute, a division of the Company.

2004 to present – Chief Scientific Officer and President, Pharmaceutical Research and Development, a division of the Company.

Robert T. Zito Senior Vice President, Corporate and Business Communications and Chief Communications Officer Member of the Management Council	54	1999 to 2004 – Executive Vice President, Communications, New York Stock Exchange. 2004 to present – Senior Vice President, Corporate Affairs, Corporate Staff of the Company.

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK AND OTHER STOCKHOLDER MATTERS.

Market Prices

Bristol-Myers Squibb common and preferred stocks are traded on the New York Stock Exchange (NYSE) and were traded on the NYSE Arca, Inc, formerly the Pacific Exchange, Inc. (symbols: BMY; BMYPR). On December 1, 2006, the Company voluntarily withdrew its securities from listing on the NYSE Arca, Inc. A quarterly summary of the high and low market prices is presented below:

Common:

	2007		2006
	High	Low	High	Low
First Quarter	$29.39	$25.73	$25.95	$21.21
Second Quarter	32.25	27.00	25.97	23.21
Third Quarter	32.35	26.38	26.14	20.08
Fourth Quarter	30.35	26.52	26.41	23.93

Preferred:

	2007		2006
	High	Low	High	Low
First Quarter	$600.00	$460.00	$360.00	$355.00
Second Quarter	500.00	500.00	*	*
Third Quarter	503.00	475.00	420.00	318.00
Fourth Quarter	475.37	450.00	430.00	400.00

*	During the second quarter of 2006, there were no trades of the Company’s preferred stock. The preferred stock pays a quarterly dividend of $.50 per share.

Holders of Common Stock

The number of record holders of common stock at December 31, 2007 was 69,254.

The number of record holders is based upon the actual number of holders registered on the books of the Company at such date and does not include holders of shares in “street names” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

Voting Securities and Principal Holders

Reference is made to the 2008 Proxy Statement to be filed on or about March 21, 2008 with respect to voting securities and principal holders, which is incorporated herein by reference and made a part hereof in response to the information required by this Item 5.

Dividends

The Board of Directors of the Company declared the following dividends per share, which were paid in 2007 and 2006 in the quarters indicated below:

	Common		Preferred
	2007	2006	2007	2006
First Quarter	$.28	$.28	$.50	$.50
Second Quarter	.28	.28	.50	.50
Third Quarter	.28	.28	.50	.50
Fourth Quarter	.28	.28	.50	.50

	$1.12	$1.12	$2.00	$2.00

In December 2007, the Board of Directors of the Company declared a quarterly dividend of $.31 per share on the common stock of the Company and of $.50 per share on the preferred stock of the Company, which was paid on February 1, 2008 to shareholders of record as of January 4, 2008.

Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the surrenders of the Company’s equity securities in connection with stock option and restricted stock programs during the 12-month period ended December 31, 2007:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(b)
Dollars in Millions, except per share data
January 1 to 31, 2007	11,191	$26.10	—	$2,220
February 1 to 28, 2007	8,819	$28.13	—	$2,220
March 1 to 31, 2007	290,683	$26.91	—	$2,220

Three months ended March 31, 2007	310,693

April 1 to 30, 2007	11,307	$27.33	—	$2,220
May 1 to 31, 2007	203,148	$30.16	—	$2,220
June 1 to 30, 2007	7,448	$30.91	—	$2,220

Three months ended June 30, 2007	221,903

July 1 to 31, 2007	28,362	$31.56	—	$2,220
August 1 to 31, 2007	6,956	$29.42	—	$2,220
September 1 to 30, 2007	31,477	$28.27	—	$2,220

Three months ended September 30, 2007	66,795

October 1 to 31, 2007	26,955	$29.02	—	$2,220
November 1 to 30, 2007	12,955	$29.01	—	$2,220
December 1 to 31, 2007	4,242	$29.38	—	$2,220

Three months ended December 31, 2007	44,152

Twelve months ended December 31, 2007	643,543		—

(a)	Reflects the following transactions during the 12 months ended December 31, 2007: (i) the surrender to the Company of 166,630 shares of Common Stock to pay the exercise price and to satisfy tax withholding obligations in connection with the exercise of employee stock options, and (ii) the surrender to the Company of 476,913 shares of Common Stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.
(b)	In June 2001, the Company announced that the Board of Directors authorized the purchase of up to $14 billion of Company common stock. During the 12 months ended December 31, 2007, no shares were repurchased pursuant to this program and no purchases of any shares under this program are expected in 2008.

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

Total return indices reflect reinvested dividends and are weighted using beginning-period market capitalization for each of the reported time periods. We measured our performance against this same group in the 2007 Proxy Statement.

Comparison of Five-Year Cumulative Total Return

	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
Bristol-Myers Squibb	$100	$129	$120	$112	$135	$141
S&P 500 Index	$100	$129	$143	$150	$173	$183
Peer Group	$100	$113	$111	$114	$129	$131

Assumes $100 invested on 12/31/02 in Bristol-Myers Squibb Common Stock, S&P 500 Index and Peer Companies Group Index. Values are as of December 31 of specified year assuming dividends are reinvested.

Item 6.	SELECTED FINANCIAL DATA.

Five-Year Financial Summary

Amounts in Millions, except per share data	2007	2006	2005	2004	2003
Income Statement Data:(1)(2)
Net Sales	$19,348	$17,256	$18,605	$18,791	$18,145
Earning from Continuing Operations Before Minority Interest and Income Taxes	3,534	2,400	4,304	4,210	4,529
Net Earnings from Continuing Operations	1,968	1,422	2,842	2,213	2,978

Net Earnings from Continuing Operations per Common Share:
Basic	$1.00	$0.73	$1.45	$1.14	$1.54
Diluted(3)	$0.99	$0.73	$1.44	$1.12	$1.53

Average common shares outstanding:
Basic	1,970	1,960	1,952	1,942	1,937
Diluted(3)	1,980	1,963	1,983	1,976	1,950

Dividends paid on common and preferred stock	$2,213	$2,199	$2,186	$2,174	$2,169

Dividends declared per Common Share	$1.15	$1.12	$1.12	$1.12	$1.12

Financial Position Data at December 31:

Total Assets(4)(5)	$26,172	$25,575	$28,138	$30,435	$27,448
Cash and cash equivalents	1,801	2,018	3,050	3,680	2,549
Marketable securities	424	1,995	2,749	3,794	3,013
Long-term debt	4,381	7,248	8,364	8,463	8,522
Stockholders’ Equity	10,562	9,991	11,208	10,202	9,786

(1)

The Company recorded items that affected the comparability of results. For a discussion of these items for the years 2007, 2006 and 2005, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Expenses;” “Item 8. Financial Statements—Note 2. Alliances and Investments;” “—Note 3. Restructuring;” “—Note 4. Acquisitions and Divestitures;” “—Note 5. Discontinued Operations and Assets Held for Sale;” “—Note 9. Cash, Cash Equivalents and Marketable Securities;” “—Note 15. Short-Term Borrowings and Long-Term Debt;” and “—Note 22. Legal Proceedings and Contingencies.”

(2)	Excludes discontinued operations of Medical Imaging for years 2003 through 2007 and Oncology Therapeutics Network for years 2003 through 2005.

(3)

In 2007 and 2006, the 29 million weighted-average shares issuable, as well as $38 million and $35 million, respectively, of interest expense, net of tax, on the assumed conversion of convertible debt were not included in the diluted earnings per share calculation because they were anti-dilutive.

(4)

In 2006, includes the impact of the adoption of Statement of Financial Accounting Standard (SFAS) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R). For further discussion on SFAS No. 158, see “Item 8. Financial Statements—Note 21. Pension and Other Postretirement Benefits.”

(5)	In 2007, includes Medical Imaging and other assets classified as held for sale.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

EXECUTIVE SUMMARY

About the Company

Bristol-Myers Squibb Company (BMS, the Company or Bristol-Myers Squibb) is a global biopharmaceutical and related health care products company whose mission is to extend and enhance human life by providing the highest quality pharmaceutical and related health care products. The Company is engaged in the discovery, development, licensing, manufacturing, marketing, distribution and sale of pharmaceuticals and related health care products.

The Company has three reportable segments—Pharmaceuticals, Nutritionals and ConvaTec. The Pharmaceuticals segment consists of the global pharmaceutical/biotechnology and international consumer medicines business, which accounted for approximately 81% of the Company’s 2007 net sales. The Nutritionals segment consists of Mead Johnson Nutritionals (Mead Johnson), primarily an infant formula and children’s nutritionals business, which accounted for approximately 13% of the Company’s 2007 net sales. The ConvaTec segment consists of ostomy, wound and skin care business, which accounted for approximately 6% of the Company’s 2007 net sales and was previously included in the Other Health Care operating segment. In January 2008, the Company completed the sale of its Medical Imaging business to Avista Capital Partners L.P. (Avista). The results of the Medical Imaging business, previously included in the former Other Health Care operating segment, are presented as part of the Company’s results from discontinued operations.

2007 Financial Highlights

Worldwide net sales from continuing operations for 2007 increased 12% to $19.3 billion compared to 2006. PLAVIX* (clopidogrel bisulfate) sales grew 46%, primarily reflecting the adverse impact of generic competition from August 2006 to mid-2007, as well as strong underlying sales growth. The other key products within the Company’s Pharmaceuticals segment, including AVAPRO*/AVALIDE* (irbesartan/irbesartan-hydrochlorothiazide), REYATAZ (atazanavir sulfate), the SUSTIVA (efavirenz) Franchise and ABILIFY* (aripiprazole) experienced double digit sales growth for the year. Sales of the Company’s newer specialty and biologics medicines BARACLUDE (entecavir), ORENCIA (abatacept) and SPRYCEL (dasatinib) continue to be strong. In addition, the Company launched IXEMPRA (ixabepilone) for the treatment of metastatic or locally advanced breast cancer. Overall worldwide sales growth, however, was moderated by a significant decline in PRAVACHOL (pravastatin sodium) sales due to generic competition.

Net earnings from continuing operations were $2.0 billion in 2007 compared with $1.4 billion in 2006. The 2007 results include a $230 million charge for acquired in-process research and development related to the purchase of Adnexus Therapeutics, Inc. (Adnexus), a $292 million charge in connection with the Company’s three-year Productivity Transformation Initiative (PTI) and a $275 million impairment charge of the Company’s investment in certain auction rate securities (ARS). The 2006 results include a $353 million increase in reserves for a pricing and sales litigation settlement and $220 million in early debt retirement costs. Additionally, the Company also recorded gains on sale of product assets and properties of $273 million and $200 million in 2007 and 2006, respectively.

In December 2007, the Company announced that the Board of Directors (the Board) declared an 11 percent dividend increase, the first increase since 2002. The dividend increase will result in a quarterly dividend of thirty-one cents ($.31) per share on the Company’s Common Stock for an indicative dividend for the full year of 2008 of $1.24 per share, subject to the normal quarterly review by the Board.

Business Environment

The Company conducts its business primarily within the pharmaceutical/biotechnology industry, which is highly competitive and subject to numerous government regulations. Many competitive factors may significantly affect the Company’s sales of its products, including product efficacy, safety, price and cost-effectiveness, marketing effectiveness, product labeling, quality control and quality assurance of its manufacturing operations, and research and development of new products. To successfully compete for business in the health care industry, the Company must demonstrate that its products offer medical benefits, as well as cost advantages. Currently, most of the Company’s new product introductions compete with other products already on the market in the same therapeutic category, in addition to potential competition of new products that competitors may introduce in the future. The Company manufactures branded products, which are priced higher than generic products. Generic competition is one of the Company’s leading challenges globally.

In the pharmaceutical/biotechnology industry, the majority of an innovative product’s commercial value is usually realized during the period that the product has market exclusivity. When a product loses exclusivity, it is no longer protected by a patent and is subject to new competing products in the form of generic brands. Upon exclusivity loss, the Company can lose a major portion of that product’s sales in a short period of time. Currently, generic versions of biological products cannot be approved under U.S. law. However, the law could change in the future. Even in the absence of new legislation, the U.S. Food and Drug Administration (FDA) is taking steps toward allowing generic versions of certain biologics. Competitors seeking approval of biological products must file their own safety and efficacy data, and address the challenges of biologics manufacturing, which involves more complex processes and are more costly than those of traditional pharmaceutical operations.

Both in the U.S. and internationally, the health care industry is subject to various government-imposed regulations that authorize prices or price controls that have and will continue to have an impact on the Company’s sales. In the U.S., Congress and some state legislatures have considered a number of proposals and have enacted laws that could effect major changes in the health care system, either nationally or at the state level. Driven in part by budget concerns, Medicaid access and reimbursement restrictions have been implemented in some states and proposed in many others. In addition, the Medicare Prescription Drug Improvement and Modernization Act provides outpatient prescription drug coverage to senior citizens in the U.S. This legislation has had a modest favorable impact on the Company, as a result of an increase in the number of seniors with drug coverage. There continues to be a potential negative impact on the U.S. pharmaceutical business that could result from pricing pressures or controls. In many markets outside the U.S., the Company operates in environments of government-mandated, cost-containment programs, or under other regulatory bodies or groups that can exert downward pressure on pricing. Pricing freedom is limited in the United Kingdom (UK), for instance, by the operation of a profit control plan and in Germany by the operation of a reference price system. Companies also face significant delays in market access for new products and more than two years can elapse after drug approval before new medicines become available in some national markets.

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

Pharmaceutical/biotechnology production processes are complex, highly regulated and vary widely from product to product. Shifting or adding manufacturing capacity can be a lengthy process requiring significant capital expenditures and regulatory approvals. Biologics manufacturing involves more complex processes than those of traditional pharmaceutical operations. As biologics become more important to the Company’s product portfolio, the Company will continue to make arrangements with third-party manufacturers, and to make substantial investments to increase its internal capacity to produce biologics on a commercial scale. One such investment is the building of a new state-of-the-art manufacturing facility for the production of biologics in Devens, Massachusetts, the construction of which began in May 2007.

The Company has maintained a competitive position in the market and strives to uphold this position, which is dependent on its success in discovering and developing innovative, cost-effective products that serve unmet medical need. Recently, several of the Company’s competitors have announced cost reduction programs in an effort to reduce their respective cost bases and increase their productivity and competitiveness. The Company has also announced a three-year PTI to reduce costs, streamline operations and rationalize global manufacturing as part of its efforts to become a more productive and competitive biopharmaceutical company.

The Company and its subsidiaries are the subject of a number of significant pending lawsuits, claims, proceedings and investigations. It is not possible at this time reasonably to assess the final outcome of these investigations or litigations. For additional discussion of legal matters, see “Item 8. Financial Statements—Note 22. Legal Proceedings and Contingencies.”

Strategy

In December 2007, the Company outlined its multi-year strategy designed to transform the Company into a next-generation biopharmaceutical company. The strategy encompasses all aspects and all geographies of the business and will yield substantial cost savings and cost avoidance and increase the Company’s financial flexibility to take advantage of attractive market opportunities that may arise.

As the Company develops into a next-generation biopharmaceutical company, it will continue to invest in key growth products, including specialty and biologic medicines, and cardiovascular and metabolic drugs. The Company continues to execute its ongoing strategy for long-term growth through the scale back of assets in its profitable, though declining, mature brands and increased focus on key and new growth products, which include PLAVIX*, ABILIFY*, AVAPRO*/AVALIDE*, REYATAZ, the SUSTIVA Franchise, ERBITUX* (cetuximab), ORENCIA, BARACLUDE, SPRYCEL and IXEMPRA. The Company experienced the last of a series of major anticipated exclusivity losses in 2006 and does not expect any significant new exclusivity losses for the next several years.

In order to support the production of specialty products in the pharmaceutical portfolio, including biologics, the Company completed a land purchase in 2007 of an 89-acre site to locate its new large-scale, expandable multi-project bulk biologics manufacturing facility in Devens, Massachusetts. The Company has committed $750 million to fund the construction of the facility which began in May 2007. The facility is projected to be operationally complete in 2009, and the Company plans to submit the site for regulatory approval in 2010. Commercial production of biologic compounds is anticipated to begin in 2011. In addition, the Company expanded its Manati, Puerto Rico facility, with the expansion targeted for start-up in 2008.

The new state-of-the-art facility, as well as the expanded Manati, Puerto Rico facility, will support the filling and finishing of the Company’s sterile products and biologic compounds, including ORENCIA, the Company’s first internally discovered and developed biologic medicine, and commercial quantities of compounds currently in development should those compounds receive regulatory approval.

In keeping with its strategy, the Company invested $3.3 billion in research and development, representing a 10% growth rate over 2006. Research and development dedicated to pharmaceutical products, including milestone payments for in-licensing and development programs, was $3.1 billion compared to $2.8 billion in 2006.

Consistent with the Company’s objective to maximize the value of its non-pharmaceutical businesses, in January 2008, the Company completed the sale of its Medical Imaging business to Avista. The Company will continue to seek opportunities to maximize the value of its remaining Health Care Group businesses.

As it transitions into a next-generation biopharmaceutical company, the Company seeks to reallocate resources to enable strategic acquisitions, such as the acquisition of Adnexus in October 2007, as well as pursue partnerships and other collaborative arrangements, such as the worldwide alliance with AstraZeneca PLC (AstraZeneca) to discover, develop and commercialize saxagliptin and dapagliflozin and the two separate agreements with Pfizer Inc. (Pfizer) for the research, development and commercialization of a Pfizer discovery program and for the development and commercialization of apixaban.

Productivity Transformation Initiative

The Company undertook a broad range of actions in the fourth quarter of 2007 as part of the previously announced three-year PTI, which is reducing costs, streamlining operations and rationalizing global manufacturing. The initiative, which is on track to achieve $1.5 billion in annual cost savings and cost avoidance on a pre-tax basis by 2010, is central to the Company’s strategy to become a more nimble and flexible next generation biopharmaceutical enterprise.

Key productivity initiatives include reducing general and administrative operations by simplifying, standardizing and outsourcing, where appropriate, processes and services, rationalizing the Company’s mature brands portfolio, consolidating its global manufacturing network while eliminating complexity and enhancing profitability, simplifying its geographic footprint and implementing a more efficient go-to-market model. Specific productivity goals include reducing the number of brands in the Company’s mature products portfolio by 60 percent between 2007 and 2011, reducing the number of manufacturing facilities by more than 50 percent by the end of 2010, and reducing total headcount by approximately 10 percent between 2007 and 2010. Some positions have been eliminated in 2007, although the substantial majority of positions will be eliminated in 2008 and 2009. Among the many productivity activities across the entire organization in the fourth quarter of 2007 are the impending closure of several manufacturing facilities, including Mayaguez, Puerto Rico and Barceloneta, Puerto Rico.

Costs associated with the implementation of the PTI are estimated to be between $0.9 billion to $1.1 billion on a pre-tax basis, with $292 million incurred in 2007 and approximately $500 million expected to be incurred in 2008. The ultimate timing of the recording of the charges cannot be predicted with certainty and will be affected by the occurrence of triggering events for expense recognition under U.S. Generally Accepted Accounting Principles (GAAP), among other factors.

New Product and Pipeline Developments

In December 2007, the Company and Medarex, Inc. (Medarex) announced top-line data from the three registrational trials (008, 022, 007) that constitute the monotherapy program for ipilimumab in patients with metastatic melanoma. The results from study 008, conducted under Special Protocol Assessment, did not meet the primary endpoint, which was to rule out a best objective response rate of less than 10 percent. However, the totality of data from the registrational program included a clear dose response effect observed in study 022 and best objective response rates across the three studies ranging from mid-single digits to mid-teens as determined by independent radiology review. After the receipt of additional data from ongoing clinical trials, the companies plan to meet with the FDA to discuss the regulatory pathway, with the goal of submitting a regulatory filing by the middle of 2008, if supported by the data.

In November 2007, the Company and Pierre Fabre Medicament S.A. (Pierre Fabre) announced the termination of the license agreement for the development of vinflunine, a chemotherapy agent under investigation for the treatment of advanced or metastatic bladder cancer and other tumor types.

In November 2007, ABILIFY* was approved by the FDA as adjunctive, or add-on, treatment to antidepressant therapy in adults with major depressive disorder (MDD). ABILIFY* is the first medication approved by the FDA as add-on treatment for MDD. The FDA also approved ABILIFY* for the treatment of schizophrenia in adolescent patients (ages 13-17) and accepted for Priority Review the supplemental New Drug Application (sNDA) for the treatment of pediatric patients (ages 10-17) with Bipolar I Disorder.

An update to the SPRYCEL label to include a lower recommended starting dose of 100 mg once daily, from 70 mg twice daily, as a starting dose for patients with chronic-phase chronic myeloid leukemia resistant or intolerant to imatinib was approved by the FDA in November 2007 and by the European Commission in August 2007. During the first quarter of 2007, SPRYCEL received approval and/or reimbursement in additional European markets, including Ireland, Norway, Sweden and Greece, and was also approved in Canada and New Zealand.

In October 2007, ATRIPLA* (efavirenz 600 mg/emtricitabine 200 mg/tenofovir disoproxil fumarate 300 mg) was approved in Canada as the first once-daily single-tablet regimen for the treatment of human immunodeficiency virus-1 infection in adults. In December 2007, the European Commission granted marketing authorization for ATRIPLA*, formally approving it for commercialization in the 27 countries of the European Union (EU), as well as in Norway and Iceland. ATRIPLA* has been launched in the UK, Germany and Austria.

In October 2007, the Company launched IXEMPRA, for the treatment of patients with metastatic or locally advanced breast cancer, in the U.S. In addition, the Japanese New Drug Application for ixabepilone was submitted in December 2007, and the Marketing Authorization Application for ixabepilone is under review by the European Medicines Evaluation Agency (EMEA), following submission in September 2007.

In October 2007, the Company acquired privately-held Adnexus, developer of a new therapeutic class of biologics called ADNECTINS. ADNECTINS are a proprietary class of targeted biologics based on a naturally occurring protein found in human serum.

In October 2007, the Company and ImClone Systems Incorporated (ImClone) announced that the FDA approved an update to the ERBITUX* product labeling to include overall survival data as a single agent in epidermal growth factor inhibitor (EGFR)-expressing metastatic colorectal cancer (mCRC) patients after the failure of both irinotecan- and oxaliplatin-based regiments. In September, the Company and ImClone announced that a Phase III study of ERBITUX* in combination with platinum-based chemotherapy, conducted by Merck KGaA, met its primary endpoint of increasing overall survival compared with chemotherapy alone in patients with advanced non-small cell lung cancer. As previously disclosed, an earlier study conducted by ImClone and the Company evaluating the use of ERBITUX* in combination with a different platinum-based therapy did not meet its primary endpoint of increasing progression-free survival in patients with advanced non-small cell lung cancer. Key secondary endpoints of this study, however, were statistically significant and favored the ERBITUX*-containing arm.

In September 2007, the FDA approved a sNDA for a single 300 mg tablet of PLAVIX*. The 300 mg loading dose has been proven effective in a broad acute coronary syndrome patient population. The 300 mg tablet of clopidogrel bisulfate was launched in the U.S. in December 2007 and is currently under EMEA review.

In August 2007, the Company and Pfizer finalized the collaborative agreement for the research, development and commercialization of a Pfizer discovery program which includes advanced pre-clinical compounds with potential applications for the treatment of metabolic disorders, including obesity and diabetes. The Company recorded an upfront charge of $60 million in accordance with the terms of the agreement. Pfizer will be responsible for all research and early-stage development activities for the metabolic disorders program, and the companies will jointly conduct Phase III development and commercialization activities. The companies will share all development and commercialization expenses along with profits/losses on a 60%-40% basis, with Pfizer assuming the larger share of both expenses and profits/losses.

In August 2007, the FDA accepted, for filing and review, the supplemental Biologics License Application for ORENCIA for the treatment of pediatric patients with juvenile idiopathic arthritis. ORENCIA was approved by the European Commission in May 2007, and has received approval and/or reimbursement in several European markets, including the UK, Germany, Austria, Sweden, the Netherlands and Denmark. In April 2007, the FDA approved an update to the ORENCIA product labeling regarding the progression of structural joint damage – an important measure in the treatment of rheumatoid arthritis (RA). The indication was strengthened from “slowing” to “inhibiting” the progression of structural damage in adult patients with moderately to severely active RA who have had an inadequate response to one or more disease-modifying anti-rheumatic drugs, such as methotrexate or tumor necrosis factor antagonists.

In July 2007, the Company and ImClone amended the terms of their agreement for the codevelopment and copromotion of ERBITUX* in North America. Under this amendment, the companies have jointly agreed to expand the investment in the ongoing clinical development plan for ERBITUX*. Development costs, up to a threshold value, will be the sole responsibility of the Company; costs in excess of this threshold will be shared by both companies according to a pre-determined ratio. With this additional funding, the companies intend to further explore the use of ERBITUX* in additional tumor types including brain, breast, bladder, gastric, lung, pancreas and prostate.

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

In April 2007, the Company and Pfizer entered into a worldwide collaboration to develop and commercialize apixaban, an anticoagulant discovered by the Company being studied for the prevention and treatment of a broad range of venous and arterial thrombotic conditions. In accordance with the terms of the agreement, Pfizer made upfront payments of $250 million and $40 million to the Company in May 2007 and December 2007, respectively. Pfizer will fund 60% of all development costs effective January 1, 2007 going forward, and the Company will fund 40%. The Company may also receive additional payments of up to $780 million from Pfizer based on development and regulatory milestones. The companies will jointly develop the clinical and marketing strategy of apixaban, and will share commercialization expenses and profits/losses equally on a global basis.

In February 2007, BARACLUDE was added to the American Association for the Study of Liver Disease treatment guidelines for hepatitis B as a first-line treatment option. BARACLUDE also received approval and/or reimbursement in additional European markets, including Italy, throughout the first quarter of 2007.

In January 2007, the Company entered into two worldwide (except for Japan) codevelopment and cocommercialization agreements with AstraZeneca to develop and commercialize two investigational compounds being studied for the treatment of type 2 diabetes. The Company received upfront payments of $100 million from AstraZeneca. In addition, the Company will receive milestone payments from AstraZeneca upon successful achievement of various regulatory and sales related stages. The companies have agreed upon initial development plans for the two compounds. From 2007 through 2009, the majority of development costs will be paid by AstraZeneca and any subsequent development costs will generally be shared equally. In July 2007, the companies decided to move the investigational compound dapagliflozin, a selective inhibitor of the sodium-glucose transporter 2 being studied for the treatment of diabetes, into Phase III testing based on results of Phase II clinical trials.

In December 2006, the Company entered into a collaboration agreement with Exelixis Pharmaceuticals, Inc. (Exelixis) to discover, develop and commercialize novel targeted therapies for the treatment of cancer. The agreement became effective in January 2007 and in accordance with the terms of the agreement, the Company made an upfront payment of $60 million to Exelixis. In January 2008, the Company exercised an option to develop and commercialize compounds targeting one therapeutic target and paid Exelixis $20 million in February 2008. Exelixis is also eligible to receive $20 million for each of up to two additional investigational drug candidates selected by the Company. At the option of Exelixis, the companies will share equally all development costs along with commercial profits in the U.S.; otherwise, the Company will be responsible for development and will pay development milestones and royalties to Exelixis.

RESULTS OF OPERATIONS

The following discussions of the Company’s results of continuing operations exclude the results related to the Medical Imaging business, which was previously presented as a component of the former Other Health Care operating segment prior to its divestiture in January 2008, and the Oncology Therapeutics Network (OTN) business, which was previously presented as a separate operating segment prior to its divestiture in 2005. These businesses have been segregated from continuing operations and reflected as discontinued operations for all periods presented. See “—Discontinued Operations” below. The Company’s results of operations were as follows:

	2007	2006	2005	% Change
Dollars in Millions				2007 vs. 2006	2006 vs. 2005
Net Sales	$19,348	$17,256	$18,605	12%	(7)%
Earnings from Continuing Operations Before Minority Interest and Income Taxes	$3,534	$2,400	$4,304	47%	(44)%
% of net sales	18.3%	13.9%	23.1%

Provision for Income Taxes	$803	$538	$870	49%	(38)%
Effective tax rate	22.7%	22.4%	20.2%

Net Earnings from Continuing Operations	$1,968	$1,422	$2,842	38%	(50)%
% of net sales	10.2%	8.2%	15.3%

Net Sales

Net sales from continuing operations for 2007 increased 12% to $19.3 billion, including a 3% favorable foreign exchange impact, compared to 2006. U.S. net sales in 2007 increased 18% to $10.8 billion compared to 2006. International net sales in 2007 increased 5% to $8.5 billion compared to 2006, including a 7% favorable foreign exchange impact.

In 2006, net sales from continuing operations decreased 7% to $17.3 billion, compared to 2005. U.S. net sales in 2006 decreased 8% to $9.2 billion compared to 2005, while international net sales decreased 7% to $8.1 billion in 2006 as compared to 2005.

The composition of the change in net sales were as follows:

	Total Change	Analysis of % Change
		Volume	Price	Foreign Exchange
2007 vs. 2006	12%	7%	2%	3%
2006 vs. 2005	(7)%	(9)%	2%	—

In general, the Company’s business is not seasonal. For information on U.S. pharmaceutical prescriber demand, reference is made to the table within Business Segments under the Pharmaceuticals section below, which sets forth a comparison of changes in net sales to the estimated total prescription growth (for both retail and mail order customers) for certain of the Company’s key pharmaceutical products and new products sold by the U.S. Pharmaceuticals business.

The Company operates in three reportable segments—Pharmaceuticals, Nutritionals and ConvaTec (previously a component of the Other Health Care operating segment). In January 2008, the Company completed the sale to Avista of the Medical Imaging business, which was previously presented as a component of the Other Health Care operating segment. In May 2005, the Company completed the sale of OTN, which was previously presented as a separate operating segment. As such, the results of operations for Medical Imaging and OTN are presented as part of the Company’s results from discontinued operations in accordance with Statement of Financial Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Accordingly, Medical Imaging and OTN results of operations in prior periods have been reclassified to discontinued operations to conform with current year presentations.

The Company’s net sales by segment were as follows:

	Net Sales			% Change
Dollars in Millions	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
Pharmaceuticals	$15,622	$13,861	$15,408	13%	(10)%
% of net sales	81%	80%	83%

Nutritionals	2,571	2,347	2,205	10%	6%
% of net sales	13%	14%	12%
ConvaTec	1,155	1,048	992	10%	6%
% of net sales	6%	6%	5%

Health Care Group	3,726	3,395	3,197	10%	6%

Total	$19,348	$17,256	$18,605	12%	(7)%

The Company recognizes revenue net of various sales adjustments to arrive at net sales as reported on the Consolidated Statement of Earnings. These adjustments are referred to as gross-to-net sales adjustments and are further described in “—Critical Accounting Policies” below. The reconciliations of the Company’s gross sales to net sales by each significant category of gross-to-net sales adjustments were as follows:

	For the Years Ended December 31,
Dollars in Millions	2007	2006	2005
Gross Sales	$22,175	$20,120	$22,389
Gross-to-Net Sales Adjustments
Prime Vendor Charge-Backs	(662)	(703)	(1,090)
Women, Infants and Children (WIC) Rebates	(848)	(872)	(843)
Managed Health Care Rebates and Other Contract Discounts	(387)	(322)	(502)
Medicaid Rebates	(169)	(174)	(595)
Cash Discounts	(251)	(224)	(271)
Sales Returns	(160)	(230)	(164)
Other Adjustments	(350)	(339)	(319)

Total Gross-to-Net Sales Adjustments	(2,827)	(2,864)	(3,784)

Net Sales	$19,348	$17,256	$18,605

The slight decrease in gross-to-net sales adjustments in 2007 compared to 2006 was affected by a number of factors. Sales returns decreased primarily due to higher accruals in 2006 for Cardiovascular non-exclusive brands and from the discontinued commercialization of TEQUIN (gatifloxacin). The decrease in prime vendor charge-backs was primarily due to lower sales of TAXOL® (paclitaxel) as a result of loss of exclusivity. This was partially offset by increases in managed health care rebates and other contract discounts, primarily as a result of higher PLAVIX* sales and the reversal of reserves in 2006 related to the TRICARE Retail Pharmacy Refund Program, partially offset by lower sales of PRAVACHOL due to loss of exclusivity. Additionally, the increase in cash discounts was primarily due to higher PLAVIX* sales volumes.

The decrease in gross-to-net sales adjustments in 2006 compared to 2005 was affected by a number of factors, including changes in customer mix and a portfolio shift, in each case towards products that required lower rebates, as well as changes in contract status. The decrease in prime vendor charge-backs was primarily the result of lower PLAVIX* net sales, volume erosion on highly-rebated PARAPLATIN (carboplatin) and TAXOL® (paclitaxel) due to generic competition, as well as the impact from the discontinued commercialization of TEQUIN. Managed health care rebates and other contract discounts decreased primarily as a result of the reversal of reserves related to the TRICARE Retail Pharmacy Refund Program, as well as the exclusivity loss of PRAVACHOL, which also reduced Medicaid rebates. In addition, lower PLAVIX* net sales and the shift in patient enrollment from Medicaid to Medicare under Medicare Part D, resulted in a decrease in Medicaid rebates, partially offset by a corresponding increase in managed health care rebates. The decrease in cash discounts was primarily due to lower sales of PRAVACHOL due to loss of exclusivity and lower PLAVIX* sales volumes. The increase in sales returns was primarily due to higher returns trends for non-exclusive brands as well as from the discontinued commercialization of TEQUIN.

The activities and ending balances of each significant category of gross-to-net sales adjustments were as follows:

Dollars in Millions	Prime Vendor Charge-Backs	Women, Infants and Children (WIC) Rebates	Managed Health Care Rebates and Other Contract Discounts	Medicaid Rebates	Cash Discounts	Sales Returns	Other Adjustments	Total
Balance at January 1, 2006	$107	$252	$167	$326	$26	$185	$124	$1,187
Provision related to sales made in current period	706	867	355	174	221	200	348	2,871
Provision related to sales made in prior periods	(3)	5	(33)	—	3	30	(9)	(7)
Returns and payments	(747)	(894)	(380)	(363)	(232)	(196)	(343)	(3,155)
Impact of foreign currency translation	—	—	1	—	—	2	4	7
Discontinued operations	—	—	1	—	—	—	—	1

Balance at December 31, 2006	63	230	111	137	18	221	124	904
Provision related to sales made in current period	662	845	394	176	250	142	352	2,821
Provision related to sales made in prior periods	—	3	(7)	(7)	1	18	(2)	6
Returns and payments	(655)	(880)	(360)	(181)	(245)	(207)	(356)	(2,884)
Impact of foreign currency translation	—	—	6	—	—	4	10	20
Discontinued operations	—	—	(10)	—	—	—	—	(10)

Balance at December 31, 2007	$70	$198	$134	$125	$24	$178	$128	$857

In 2007, the Company recorded gross-to-net sales adjustments related to sales made in prior periods. The significant items included charges for sales returns of $18 million primarily related to higher than expected returns for certain non-exclusive products.

In 2006, the Company recorded gross-to-net sales adjustments related to sales made in prior periods. The significant items included charges for sales returns of $30 million primarily related to higher than expected return trends for certain non-exclusive products, as well as from the discontinued commercialization of TEQUIN; and credits in other contract discounts of $33 million, primarily due to the reversal of reserves related to the TRICARE Retail Pharmacy Refund Program.

No other significant revisions were made to the estimates for gross-to-net sales adjustments in 2007 and 2006.

Pharmaceuticals

The composition of the change in pharmaceutical sales were as follows:

	Total Change	Analysis of % Change
		Volume	Price	Foreign Exchange
2007 vs. 2006	13%	8%	2%	3%
2006 vs. 2005	(10)%	(12)%	2%	—

In 2007, Worldwide Pharmaceuticals sales increased 13% to $15,622 million, including a 3% favorable foreign exchange impact, compared to the same period in 2006. U.S. Pharmaceuticals sales increased 21% to $8,992 million from $7,417 million in 2006, primarily due to increased PLAVIX* sales reflecting the adverse impact of generic competition from August 2006 to mid-2007, as well as strong underlying sales growth. The sales growth was also attributed to increased sales of ABILIFY*, the SUSTIVA Franchise, REYATAZ, AVAPRO*/AVALIDE* and ERBITUX*, and sales of newer products SPRYCEL, ORENCIA, BARACLUDE and IXEMPRA. The increase was partially offset by increased generic competition for PRAVACHOL. International Pharmaceuticals sales increased 3%, including a 6% favorable foreign exchange impact, to $6,630 million in 2007 from $6,444 million in 2006. Excluding the impact of foreign exchange, the decrease in sales was primarily due to increased generic competition for PRAVACHOL and TAXOL® (paclitaxel), partially offset by sales growth of ABILIFY*, REYATAZ, PLAVIX* and AVAPRO*/AVALIDE* and newer products BARACLUDE and SPRYCEL.

In 2006, Worldwide Pharmaceuticals sales decreased 10% to $13,861 million. U.S. Pharmaceuticals sales decreased 11% to $7,417 million from $8,338 million in 2005, primarily due to lower sales of PLAVIX* resulting from the launch of generic clopidogrel bisulfate in August 2006 and loss of exclusivity of PRAVACHOL, partially offset by continued growth of ABILIFY*, ERBITUX*, REYATAZ, the SUSTIVA Franchise and AVAPRO*/AVALIDE* and sales of newer products including ORENCIA,

BARACLUDE and SPRYCEL. International Pharmaceuticals sales decreased 9% to $6,444 million in 2006 from $7,070 million in 2005, primarily due to a decline in PRAVACHOL and TAXOL® (paclitaxel) sales resulting from increased generic competition in Europe, partially offset by increased sales of newer products including REYATAZ, ABILIFY* and BARACLUDE.

Key pharmaceutical products and their sales, representing 80%, 75% and 71% of total pharmaceutical sales in 2007, 2006 and 2005, respectively, were as follows:

	2007	2006	2005	% Change
Dollars in Millions				2007 vs. 2006	2006 vs. 2005
Cardiovascular
PLAVIX*	$4,755	$3,257	$3,823	46%	(15)%
AVAPRO*/AVALIDE*	1,204	1,097	982	10%	12%
PRAVACHOL	443	1,197	2,256	(63)%	(47)%
COUMADIN	201	220	212	(9)%	4%
Virology
REYATAZ	1,124	931	696	21%	34%
SUSTIVA Franchise (total revenue)	956	791	680	21%	16%
BARACLUDE	275	83	12	* *	* *
Oncology
ERBITUX*	692	652	413	6%	58%
TAXOL® (paclitaxel)	422	563	747	(25)%	(25)%
SPRYCEL	158	25	—	* *	—
IXEMPRA	15	—	—	—	—
Affective (Psychiatric) Disorders
ABILIFY* (total revenue)	1,660	1,282	912	29%	41%
Immunoscience
ORENCIA	231	89	—	160%	—
Other Pharmaceuticals
EFFERALGAN	308	266	283	16%	(6)%

**	Change is in excess of 200%.

•

Sales of PLAVIX*, a platelet aggregation inhibitor that is part of the Company’s alliance with Sanofi, increased 46%, including a 1% favorable foreign exchange impact, to $4,755 million in 2007 from $3,257 million in 2006. U.S. sales increased 53% to $4,060 million in 2007 from $2,655 million in 2006. The Company estimates the adverse effect of generic clopidogrel bisulfate, launched in August 2006, to be in the range of $1.2 billion to $1.4 billion for 2006. For 2007, the Company estimates the negative impact of generic clopidogrel bisulfate to be in the range of $250 million to $350 million, as inventory of generic clopidogrel bisulfate in the distribution channels was substantially depleted by June 30, 2007. Estimated total U.S. prescription demand for clopidogrel bisulfate (branded and generic) increased approximately 8% in 2007 compared to 2006, while estimated total U.S. prescription demand for branded PLAVIX* increased 34% in the same period. In 2006, sales decreased 15% to $3,257 million from $3,823 million in 2005. U.S. sales decreased 18% to $2,655 million in 2006 from $3,235 million in 2005. While market exclusivity for PLAVIX* is expected to expire in 2011 in the U.S. and 2013 in the major European markets, the composition of matter patent for PLAVIX* is the subject of litigation. Data exclusivity for PLAVIX* expires in July 2008 in the EU, and the key composition of matter patent expires in 2013 in the majority of the EU member countries. For additional information on the PLAVIX* litigations see “Item 8. Financial Statements—Note 22. Legal Proceedings and Contingencies.”

•

Sales of AVAPRO*/AVALIDE*, an angiotensin II receptor blocker for the treatment of hypertension that is also part of the Sanofi alliance, increased 10%, including a 3% favorable foreign exchange impact, to $1,204 million in 2007 from $1,097 million in 2006. U.S. sales increased 7% to $692 million in 2007 from $647 million in 2006, primarily due to higher average net selling prices. Estimated total U.S. prescription demand decreased approximately 4% in 2007 compared to 2006. International sales increased 14%, including an 8% favorable foreign exchange impact, to $512 million from $450 million in 2006. In 2006, sales increased 12%, including a 1% favorable foreign exchange impact, to $1,097 million from $982 million in 2005. U.S. sales increased 13% to $647 million in 2006 from $574 million in 2005, while international sales increased 10%, including a 2% favorable foreign exchange impact, to $450 million from $408 million in 2005. Market exclusivity for AVAPRO*/AVALIDE* (known in the EU as APROVEL*/KARVEA*) is expected to expire in 2012 (including pediatric extension) in the U.S. and in 2012-2013 in most countries in the EU; the Company does not, but others do, market AVAPRO*/AVALIDE* in Japan.

•

Sales of PRAVACHOL, an HMG Co-A reductase inhibitor, decreased 63%, including a 2% favorable foreign exchange impact, to $443 million in 2007 from $1,197 million in 2006, due to increased generic competition in the U.S. and key European markets. Estimated total U.S. prescription demand decreased approximately 82% in 2007 compared to 2006. In 2006, sales decreased 47%

to $1,197 million from $2,256 million in 2005, due to market exclusivity expiration in April 2006 resulting in generic competition for most strengths in the U.S. and generic competition in key European markets. Market exclusivity in the EU ended in 2004, with the exception of Sweden, where expiration occurred in March 2006; Italy, where expiration occurred in January 2008; and France, where generic competition that was not authorized by the Company commenced in July 2006. As previously disclosed, the Company authorized Watson Pharmaceutical to distribute pravastatin sodium tablets in the U.S.

•

Sales of COUMADIN, an oral anticoagulant used predominantly in patients with atrial fibrillation or deep venous thrombosis/pulmonary embolism, decreased 9%, including a 1% favorable foreign exchange impact, to $201 million in 2007 from $220 million in 2006, primarily due to lower demand driven by continued competition, partially offset by higher average net selling prices. Estimated total U.S. prescription demand decreased approximately 16% in 2007 compared to 2006. In 2006, sales increased 4% to $220 million from $212 million in 2005, primarily due to higher average net selling prices, partially offset by lower demand driven by continued competition. Market exclusivity for COUMADIN expired in the U.S. in 1997.

•

Sales of REYATAZ, a protease inhibitor for the treatment of HIV, increased 21%, including a 4% favorable foreign exchange impact, to $1,124 million in 2007 from $931 million in 2006, primarily due to increased demand in the majority of the markets. U.S. sales increased 14% to $587 million in 2007 from $514 million in 2006, primarily due to higher demand. Estimated total U.S. prescription demand increased approximately 13% in 2007 compared to 2006. International sales increased 29%, including an 8% favorable foreign exchange impact, to $537 million in 2007 from $417 million in 2006. In 2006, sales increased 34% to $931 million from $696 million in 2005, primarily due to increased demand in the U.S., Europe and Latin America. Market exclusivity for REYATAZ is expected to expire in 2017 in the U.S., in countries in the EU and Japan. Data exclusivity in the EU expires in 2014.

•

Total revenue for the SUSTIVA Franchise, a non-nucleoside reverse transcriptase inhibitor for the treatment of HIV, increased 21%, including a 4% favorable foreign exchange impact, to $956 million in 2007 from $791 million in 2006. U.S. sales increased 22% to $604 million from $495 million in 2006 primarily due to higher demand, resulting from the successful launch of ATRIPLA* in July 2006. Estimated total U.S. prescription demand for the SUSTIVA Franchise increased approximately 20% in 2007 compared to 2006. International sales increased 19%, including a 10% favorable foreign exchange impact, to $352 million from $296 million in 2006, primarily due to higher demand across all markets. In July 2006, the Company and Gilead Sciences, Inc. (Gilead) launched ATRIPLA*, a once-daily single tablet three-drug regimen for HIV intended as a stand-alone therapy or in combination with other antiretrovirals. Total revenue for the SUSTIVA Franchise includes sales of SUSTIVA, as well as revenue from bulk efavirenz included in the combination therapy ATRIPLA*. The Company records revenue for the bulk efavirenz component of ATRIPLA* upon sales of ATRIPLA* by the joint venture with Gilead to third-party customers. In 2006, sales increased 16% to $791 million from $680 million in 2005 due to higher demand and the launch of ATRIPLA* in the third quarter of 2006. Market exclusivity for SUSTIVA is expected to expire in 2013 in the U.S. and in countries in the EU; the Company does not, but others do, market SUSTIVA in Japan. For additional information on revenue recognition of the SUSTIVA Franchise, see “Item 8. Financial Statements—Note 2. Alliances and Investments.”

•

Sales of BARACLUDE, an oral antiviral agent for the treatment of chronic hepatitis B, increased to $275 million in 2007 from $83 million in 2006 due to continued growth across all markets, including the U.S., China, Japan and Korea. In 2006, sales increased to $83 million from $12 million in 2005. BARACLUDE was launched in the U.S. in April 2005, China in February 2006, the UK and Germany in July 2006 and in France and Japan in September 2006. The Company has a composition of matter patent that expires in the U.S. in 2015, in the EU between 2011 and 2016 and in Japan in 2016. As previously disclosed, there is uncertainty about China’s exclusivity laws, and due to this uncertainty, it is possible that one or more companies in China could receive marketing authorization from China’s health authority by 2010.

•

Sales of ERBITUX*, which is sold by the Company almost exclusively in the U.S., increased 6% to $692 million in 2007 from $652 million in 2006, primarily due to increased demand for usage in the treatment of head and neck cancer and a transition to a broader distribution model. In 2006, sales increased 58% to $652 million from $413 million in 2005. ERBITUX* is marketed by the Company under a distribution and copromotion agreement with ImClone. A use patent relating to combination therapy with cytotoxic treatments expires in 2017. There is no patent covering monotherapy. Currently, generic versions of biological products cannot be approved under U.S. law. However, the law could change in the future. Even in the absence of new legislation, the FDA is taking steps toward allowing generic versions of certain biologics. Competitors seeking approval of biological products must file their own safety and efficacy data, and address the challenges of biologics manufacturing, which involves more complex processes and are more costly than those of traditional pharmaceutical operations. The Company’s right to market ERBITUX* in North America and Japan under its agreement with ImClone expires in September 2018. The Company does not, but others do, market ERBITUX* in countries in the EU. As previously disclosed, ImClone and Yeda Research and Development Company Ltd. (Yeda) have been in litigation over the ownership of the use patent for combination therapy with cytotoxic treatments relating to ERBITUX*. In September 2006, the District court granted Yeda the complete ownership of that patent. Pursuant to a settlement agreement executed by ImClone, Sanofi and Yeda announced in December 2007 to end worldwide litigation related to the use patent. The settlement agreement does not change ImClone’s worldwide royalty rate for ERBITUX* sales. Under its commercial agreement with ImClone, the Company pays a royalty to ImClone on sales of ERBITUX* that is not impacted by the settlement agreement. For further information pertaining to legal proceedings involving ERBITUX*, see “Item 8. Financial Statements—Note 22. Legal Proceedings and Contingencies,” and “—Note 2. Alliances and Investments.”

•

Sales of TAXOL® (paclitaxel), an anti-cancer agent sold almost exclusively in the non-U.S. markets, decreased 25%, including a 1% favorable foreign exchange impact, to $422 million in 2007 from $563 million in 2006, primarily due to increased generic competition in Europe and Japan. In 2006, sales decreased 25%, including a 2% unfavorable foreign exchange impact, to $563 million from $747 million in 2005, primarily due to increased generic competition in Europe and generic entry in Japan during the third quarter of 2006. Market exclusivity protection for TAXOL® (paclitaxel) expired in 2000 in the U.S. and in 2003 in countries in the EU. Two generic paclitaxel products have received regulatory approval in Japan, and both have entered the market.

•

Sales of SPRYCEL, an oral inhibitor of multiple tyrosine kinases, for the treatment of adults with chronic, accelerated, or myeloid or lymphoid blast phase chronic myeloid leukemia with resistance or intolerance to prior therapy, including GLEEVEC* (imatinib meslylate), increased to $158 million in 2007 from $25 million in 2006. SPRYCEL was launched in the U.S. in July 2006 and in certain European markets beginning in the fourth quarter of 2006. Market exclusivity for SPRYCEL is expected to expire in 2020 in the U.S. In several EU countries, the patent is pending and, if granted, would expire in 2020.

•

Sales of IXEMPRA, a microtubule inhibitor for the treatment of patients with metastatic or locally advanced breast cancer, were $15 million in 2007. IXEMPRA was launched in the U.S. in October 2007. The Company has a composition of matter patent in the U.S and a corresponding patent in EU countries, both expiring in 2018. The Company has submitted its request for patent term extension for the composition of matter patent in the U.S., which could possibly extent the term of that patent. The corresponding patent in EU countries may be eligible for patent term restoration, which could possibly extend the term of the patent in EU countries.

•

Total revenue for ABILIFY*, an antipsychotic agent for the treatment of schizophrenia, acute bipolar mania and bipolar disorder, increased 29%, including a 2% favorable foreign exchange impact, to $1,660 million in 2007 from $1,282 million in 2006. U.S. sales increased 24% to $1,305 million in 2007 from $1,052 million in 2006, primarily due to higher demand and higher average net selling prices. Estimated total U.S. prescription demand increased approximately 12% in 2007 compared to 2006. In 2006, sales increased 41% to $1,282 million from $912 million in 2005, primarily due to higher demand and higher average net selling prices. Total revenue for ABILIFY* primarily consists of alliance revenue representing the Company’s 65% share of net sales in countries where it copromotes with Otsuka Pharmaceutical Co., Ltd. (Otsuka) and the product is sold by an Otsuka affiliate as a distributor. Otsuka’s market exclusivity protection for ABILIFY* is expected to expire in 2014 in the U.S. (including the granted patent term extension). For information on patent litigations relating to ABILIFY*, see “Item 8. Financial Statements—Note 22. Legal Proceedings and Contingencies.” The Company also has the right to copromote ABILIFY* in several European countries (the UK, France, Germany and Spain) and to act as exclusive distributor for the product in the rest of the EU. A composition of matter patent is in force in Germany, the UK, France, Italy, the Netherlands, Romania, Sweden, Switzerland, Spain and Denmark. The original expiration date of 2009 has been extended to 2014 by grant of a supplemental protection certificate in all of the above countries except Romania and Denmark. Data exclusivity in the EU expires in 2014. The Company’s contractual right to market ABILIFY* expires in November 2012 in the U.S. and Puerto Rico and, for the countries in the EU where the Company has the exclusive right to market ABILIFY* until June 2014. For additional information on revenue recognition of ABILIFY*, see “Item 8. Financial Statements—Note 2. Alliances and Investments.”

•

Sales of ORENCIA, a fusion protein indicated for adult patients with moderate to severe RA who have had an inadequate response to one or more currently available treatments, such as methotrexate or anti-tumor necrosis factor therapy, increased 160%, including a 1% favorable foreign exchange impact, to $231 million in 2007 from $89 million in 2006, primarily due to demand. Substantially all sales of ORENCIA are currently in the U.S., where it was launched in February 2006. ORENCIA was launched in Europe in May 2007. The Company has submitted its request for patent term extension for one of the composition of matter patents that expires in 2015, which could possibly extend the term of the patent. As noted above, generic versions of biological products cannot be approved under U.S. law, but the law could change in the future.

•

Sales of EFFERALGAN (paracetamol), a formulation of acetaminophen for pain relief sold principally in Europe, increased 16%, including a 9% favorable foreign exchange impact, to $308 million in 2007 from $266 million in 2006, primarily due to a severe 2007 flu season. In 2006, sales decreased 6% to $266 million from $283 million in 2005, primarily due to a change in government reimbursement.

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

The estimated U.S. prescription change data provided above includes information only from the retail and mail order channels and does not reflect information from other channels, such as hospitals, institutions and long-term care, among others. The estimated prescription data is based on the Next-Generation Prescription Service (NGPS) version 2.0 provided by IMS Health (IMS), a supplier of market research for the pharmaceutical industry, as described below.

The Company has calculated the estimated total U.S. prescription change based on NGPS version 2.0 data on a weighted-average basis to reflect the fact that mail order prescriptions include a greater volume of product supplied compared to retail prescriptions. Mail order prescriptions typically reflect a 90-day prescription whereas retail prescriptions typically reflect a 30-day prescription. The calculation is derived by multiplying NGPS mail order prescription data by a factor that approximates three and adding to this the NGPS retail prescriptions. The Company believes that this calculation of the estimated total U.S. prescription change based on the weighted-average approach with respect to the retail and mail order channels provides a superior estimate of total prescription demand. The Company uses this methodology for its internal demand forecasts.

Estimated End-User Demand

The following tables set forth for each of the Company’s key pharmaceutical products sold by the U.S. Pharmaceuticals business, for the years ended December 31, 2007, 2006 and 2005: (i) total U.S. net sales for the period; (ii) change in reported U.S. net sales for the period; (iii) estimated total U.S. prescription change for the retail and mail order channels calculated by the Company based on NGPS version 2.0 on a weighted-average basis and (iv) months of inventory on hand in the distribution channel. Prior year prescription data were adjusted to conform to the NGPS 2.0 version data.

	Year Ended December 31, 2007			As of December 31, 2007
Dollars in Millions	Total U.S. Net Sales	% Change in U.S. Net Sales(a)	% Change in U.S. Total Prescriptions (b)	Months on Hand
PLAVIX*	$4,060	53	34	0.5
AVAPRO*/AVALIDE*	692	7	(4)	0.5
PRAVACHOL	139	(75)	(82)	0.7
COUMADIN	164	(12)	(16)	0.8
REYATAZ	587	14	13	0.6
SUSTIVA Franchise (c) (total revenue)	604	22	20	0.6
BARACLUDE (d)	88	76	77	0.6
ERBITUX* (e)	683	6	N/A	0.5
SPRYCEL (f)	58	164	**	0.9
IXEMPRA(e, g)	15	—	N/A	0.9
ABILIFY* (total revenue)	1,305	24	12	0.5
ORENCIA (e, h)	216	145	N/A	0.5

	Year Ended December 31, 2006			As of December 31, 2006
Dollars in Millions	Total U.S. Net Sales	% Change in U.S. Net Sales (a)	% Change in U.S. Total Prescriptions (b)	Months on Hand
PLAVIX*	$2,655	(18)	(21)	0.6
AVAPRO*/AVALIDE*	647	13	2	0.5
PRAVACHOL	553	(57)	(59)	0.6
COUMADIN	186	2	(22)	0.8
REYATAZ	514	27	14	0.7
SUSTIVA Franchise (c) (total revenue)	495	23	9	0.7
BARACLUDE (d)	50	**	**	0.7
ERBITUX* (e)	646	57	N/A	0.4
SPRYCEL (f)	22	—	—	1.4
IXEMPRA(e, g)	—	—	N/A	—
ABILIFY* (total revenue)	1,052	40	21	0.5
ORENCIA (e, h)	88	—	N/A	0.4

	Year Ended December 31, 2005			As of December 31, 2005
Dollars in Millions	Total U.S. Net Sales	% Change in U.S. Net Sales (a)	% Change in U.S. Total Prescriptions (b)	Months on Hand
PLAVIX*	$3,235	14	14	0.6
AVAPRO*/AVALIDE*	574	2	10	0.6
PRAVACHOL	1,274	(10)	(17)	0.6
COUMADIN	183	(20)	(20)	0.8
REYATAZ	405	33	42	0.5
SUSTIVA Franchise (c) (total revenue)	403	11	7	0.6
BARACLUDE (d)	11	—	—	0.7
ERBITUX* (e)	411	58	N/A	—
SPRYCEL (f)	—	—	—	—
IXEMPRA(e, g)	—	—	N/A	—
ABILIFY* (total revenue)	750	35	42	0.6
ORENCIA (e, h)	—	—	N/A	—

(a)	Reflects percentage change in net sales in dollar terms, including change in average selling prices and wholesaler buying patterns.
(b)	Derived by multiplying NGPS mail order prescription data by a factor that approximates three and adding to this the NGPS retail prescriptions.
(c)

Beginning in the third quarter of 2006, the SUSTIVA Franchise (total revenue) includes sales of SUSTIVA, as well as revenue of bulk efavirenz included in the combination therapy, ATRIPLA*. The change in U.S. total prescriptions growth for the SUSTIVA Franchise includes both branded SUSTIVA and ATRIPLA* prescription units.

(d)	BARACLUDE was launched in the U.S. in April 2005.
(e)	ERBITUX*, ORENCIA and IXEMPRA are parenterally administered products and do not have prescription-level data as physicians do not write prescriptions for these products.
(f)	SPRYCEL was launched in the U.S. in July 2006.
(g)	IXEMPRA was launched in the U.S. in October 2007.
(h)	ORENCIA was launched in the U.S. in February 2006.
**	Change is in excess of 200%.

The estimated prescription change data reported throughout this Annual Report on Form 10-K only include information from the retail and mail order channels and do not reflect information from other channels, such as hospitals, institutions and long-term care, among others. The data provided by IMS are a product of IMS’ own recordkeeping processes and are themselves estimates based on IMS’ sampling procedures, subject to the inherent limitations of estimates based on sampling and a margin of error.

The Company continuously seeks to improve the quality of its estimates of prescription change amounts and ultimate patient/consumer demand through review of its methodologies and processes for calculation of these estimates and review and analysis of its own and third parties’ data used in such calculations. The Company expects that it will continue to review and refine its methodologies and processes for calculation of these estimates and will continue to review and analyze its own and third parties’ data used in such calculations.

Pursuant to the U.S. Securities and Exchange Commission (SEC) Consent Order described below under “—SEC Consent Order”, the Company monitors the level of inventory on hand in the U.S. wholesaler distribution channel and, outside of the U.S., in the direct customer distribution channel. The Company is obligated to disclose products with levels of inventory in excess of one month on hand or expected demand, subject to a de minimis exception. The following products had estimated levels of inventory in the distribution channel in excess of one month on hand as of (1) in the case of the Company’s U.S. Pharmaceuticals products, December 31, 2007 and (2) in the case of the Company’s International Pharmaceuticals, Nutritionals and ConvaTec products, December 31, 2007 and/or September 30, 2007.

At December 31, 2007, KENALOG had approximately 1.1 months of inventory on hand in the U.S. wholesaler distribution channel. The estimated value of KENALOG inventory in the U.S. wholesaler distribution channel over one month on hand was approximately $0.3 million at December 31, 2007. The increased level of inventory on hand at December 31, 2007 was due to the volatile demand for the product in the fourth quarter of 2007 as a result of a temporary product supply shortage. The Company expects to work down wholesaler inventory levels to one month on hand or less in the first quarter of 2008.

As of December 31, 2007, DAFALGAN, an analgesic product sold principally in Europe, had approximately 1.2 months of inventory on hand at direct customers compared to approximately 1.1 months of inventory on hand at September 30, 2007. The increased level of inventory on hand was due primarily to private pharmacists purchasing DAFALGAN approximately once every eight weeks and the seasonality of the product.

As of December 31, 2007, MONOPRIL, a cardiovascular product, had approximately 1.1 months of inventory on hand at direct customers compared to 1.2 months of inventory on hand at September 30, 2007. The increased level of inventory on hand as of December 31, 2007 was due primarily to initial stocking of a new, exclusive distributor in Poland and stocking in support of the launch of MONOPRIL in Poland in 2007.

As of December 31, 2007, VIDEX/VIDEX EC, an antiviral product, had approximately 1.3 months of inventory on hand at direct customers compared to 1.4 months of inventory on hand at September 30, 2007. The increased level of inventory on hand was due primarily to government purchasing patterns in Brazil. The Company is contractually obligated to provide VIDEX/VIDEX EC to the Brazilian government upon placement of an order for product by the government. Under the terms of the contract, the Company has no control over the inventory levels relating to such orders.

As of December 31, 2007, the Ostomy business had approximately 1.1 months of inventory on hand at direct customers, compared to 0.9 months of inventory on hand at September 30, 2007. The increased level of inventory was due primarily to increased purchases by a significant wholesaler in anticipation of a price increase.

In the U.S., for all products sold exclusively through wholesalers or through distributors, the Company determines its months on hand estimates using information with respect to inventory levels of product on hand and the amount of out-movement of products provided by the Company’s three largest wholesalers, which accounted for approximately 90% of total gross sales of U.S. Pharmaceuticals products in 2007, and provided by the Company’s distributors. Factors that may influence the Company’s estimates include generic competition, seasonality of products, wholesaler purchases in light of increases in wholesaler list prices, new product launches, new warehouse openings by wholesalers and new customer stockings by wholesalers. In addition, such estimates are calculated using third-party data, which represent their own record-keeping processes and, as such, may also reflect estimates.

For pharmaceutical products in the U.S. that are not sold exclusively through wholesalers or distributors and for the Company’s Pharmaceuticals business outside of the U.S., Nutritionals and ConvaTec business units around the world, the Company has significantly more direct customers, limited information on direct customer product level inventory and corresponding out-movement information and the reliability of third-party demand information, where available, varies widely. In cases where direct customer product level inventory, ultimate patient/consumer demand or out-movement data do not exist or are otherwise not available, the Company has developed a variety of other methodologies to calculate estimates of such data, including using such factors as historical sales made to direct customers and third-party market research data related to prescription trends and end-user demand. Accordingly, the Company relies on a variety of methods to estimate direct customer product level inventory and to calculate months on hand for these business units. Factors that may affect the Company’s estimates include generic competition, seasonality of products, direct customer purchases in light of price increases, new product or product presentation launches, new warehouse openings by direct customers, new customer stockings by direct customers and expected direct customer purchases for governmental bidding situations.

HEALTH CARE GROUP

The Health Care Group consists of the Nutritionals and the ConvaTec operating segments. The Nutritionals operating segment consists of Mead Johnson Nutritionals, primarily an infant formula and children’s nutritionals business. The ConvaTec operating segment consists of the ostomy, wound and skin care business. The following discussions exclude sales related to the Medical Imaging business, a discontinued operation, which was previously included as a component of the former Other Health Care segment.

The combined 2007 revenues from the Health Care Group increased 10% to $3,726 million from 2006. The combined 2006 revenues from the Health Care Group increased 6% to $3,395 million from $3,197 million in 2005.

Nutritionals

The composition of the change in Nutritionals sales were as follows:

		Analysis of % Change
	Total Change	Volume	Price	Foreign Exchange
2007 vs. 2006	10%	3%	4%	3%
2006 vs. 2005	6%	2%	3%	1%

Key Nutritionals product lines and their sales, representing 96%, 96% and 95% of total Nutritional sales in 2007, 2006 and 2005, respectively, were as follows:

	2007	2006	2005	% Change
Dollars in Millions				2007 vs. 2006	2006 vs. 2005
Infant Formulas	$1,786	$1,637	$1,576	9%	4%
ENFAMIL	1,082	1,007	992	7%	2%
Toddler/Children’s Nutritionals	693	606	529	14%	15%
ENFAGROW	295	262	206	13%	27%

Worldwide Nutritionals sales increased 10%, including a 3% favorable foreign exchange impact, to $2,571 million in 2007 from 2006. In 2006, Worldwide Nutritionals sales were $2,347 million, an increase of 6%, including a 1% favorable foreign exchange impact, from $2,205 million in 2005.

International Nutritionals sales increased 15%, including a 6% favorable foreign exchange impact, to $1,443 million in 2007 from 2006, primarily due to increased sales of toddler and children’s nutritional products and ENFAMIL, the Company’s best selling infant formula. In 2006, international Nutritionals sales increased 11%, including a 3% favorable foreign exchange impact, to $1,256 million from $1,135 million in 2005, primarily due to increased sales of children’s nutritional products.

U.S. Nutritionals sales were $1,128 million, $1,091 million and $1,070 million in 2007, 2006 and 2005, respectively. The 3% increase in sales in 2007 and the 2% increase in sales in 2006 were primarily due to increased sales for ENFAMIL.

ConvaTec

The composition of the change in ConvaTec sales was as follows:

	Total Change	Analysis of % Change
		Volume	Price	Foreign Exchange
2007 vs. 2006	10%	6%	(1)%	5%
2006 vs. 2005	6%	5%	—	1%

ConvaTec sales by business and key products sales for the years ended December 31 were as follows:

Dollars in Millions	2007	2006	2005	% Change
				2007 vs. 2006	2006 vs. 2005
ConvaTec	$1,155	$1,048	$992	10%	6%
Ostomy	594	554	550	7%	1%
Wound Therapeutics	488	441	416	11%	6%

Worldwide ConvaTec sales increased 10%, including a 5% favorable foreign exchange impact, to $1,155 million in 2007 from 2006. Ostomy sales increased 7% to $594 million in 2007, including a 6% favorable foreign exchange impact. Sales of wound therapeutic products increased 11%, including a 6% favorable foreign exchange impact, to $488 million in 2007 from 2006, primarily due to continued growth of the AQUACEL Franchise. In 2006, Worldwide ConvaTec sales increased 6%, including a 1% favorable foreign exchange impact, to $1,048 million from $992 million in 2005, primarily due to sales of Flexi-Seal and AQUACEL.

International ConvaTec sales increased 11%, including a 8% favorable foreign exchange impact, to $784 million in 2007 from 2006, primarily due to continued growth of AQUACEL. In 2006, international ConvaTec sales increased 4%, including a 1% favorable foreign exchange impact, to $705 million from 2005, primarily due to growth of AQUACEL.

U.S. ConvaTec sales increased 8% to $371 million in 2007 from 2006, primarily due to Flexi-Seal and continued growth of the AQUACEL brand. In 2006, U.S. ConvaTec sales increased 10% to $343 million from 2005, primarily due to Flexi-Seal and continued growth of the AQUACEL brand.

Geographic Areas

In general, the Company’s products are available in most countries in the world. The largest markets are in the U.S., France, Canada, Spain, Japan, Italy, Mexico and Germany. The Company’s sales by geographic areas were as follows:

Dollars in Millions	2007	2006	2005	% Change
				2007 vs. 2006	2006 vs. 2005
United States	$10,808	$9,140	$9,924	18%	(8)%
% of Total	56%	53%	53%
Europe, Middle East and Africa	4,635	4,518	5,111	3%	(12)%
% of Total	24%	26%	28%
Other Western Hemisphere	1,704	1,580	1,561	8%	1%
% of Total	9%	9%	8%
Pacific	2,201	2,018	2,009	9%	—
% of Total	11%	12%	11%

Total	$19,348	$17,256	$18,605	12%	(7)%

Sales in the U.S. increased 18% in 2007, primarily due to increased PLAVIX* sales, the continued growth of ABILIFY*, the SUSTIVA Franchise, ERBITUX*, AVAPRO*/AVALIDE* and REYATAZ, as well as sales of newer products, BARACLUDE, ORENCIA and SPRYCEL, partially offset by increased generic competition for PRAVACHOL. In 2006, sales in the U.S. decreased 8%, primarily as a result of lower sales of PLAVIX* and the loss of exclusivity of PRAVACHOL in April 2006, partially offset by growth of the remaining pharmaceutical products, including recently launched products.

Sales in Europe, Middle East and Africa increased 3%, including an 8% favorable foreign exchange impact. Excluding the impact of foreign exchange, the decrease in sales was primarily due to increased generic competition for PRAVACHOL and TAXOL® (paclitaxel), partially offset by sales growth in major European markets for SPRYCEL, REYATAZ, the SUSTIVA Franchise and ABILIFY*. In 2006, sales decreased 12% as a result of sales decline of PRAVACHOL and TAXOL® (paclitaxel) due to increased generic competition. This decrease in sales was partially offset by increased sales in major European markets of REYATAZ and AVAPRO*/AVALIDE*.

Sales in the Other Western Hemisphere countries increased 8%, including a 4% favorable foreign exchange impact, primarily due to increased sales of PLAVIX* in Canada and Mexico, and key nutritional products and AVAPRO*/AVALIDE* in Canada, partially offset by the discontinued commercialization of TEQUIN. In 2006, sales increased 1%, including a 3% favorable foreign exchange impact. Excluding the impact of foreign exchange, the decrease in sales was primarily due to decreased sales of TEQUIN and other pharmaceutical products, partially offset by increased sales of AVAPRO*/AVALIDE* in Canada and key nutritional products.

Sales in the Pacific region increased 9%, including a 5% favorable foreign exchange impact, primarily due to increased sales of BARACLUDE in China, Japan and Korea and key nutritional products, partially offset by decreased sales of TAXOL® (paclitaxel) and PRAVACHOL due to increased generic competition. In 2006, sales remained consistent compared to 2005.

Expenses

Dollars in Millions	2007	2006	2005	% Change
				2007 vs. 2006	2006 vs. 2005
Cost of products sold	$6,218	$5,739	$5,737	8%	—
% of Net Sales	32.1%	33.3%	30.8%
Marketing, selling and administrative	$4,855	$4,800	$4,989	1%	(4)%
% of Net Sales	25.1%	27.8%	26.8%
Advertising and product promotion	$1,465	$1,340	$1,464	9%	(8)%
% of Net Sales	7.6%	7.8%	7.9%
Research and development	$3,282	$2,991	$2,678	10%	12%
% of Net Sales	17.0%	17.3%	14.4%
Acquired in-process research and development	$230	$—	$—	—	—
% of Net Sales	1.2%	—	—
Provision for restructuring, net	$183	$59	$32	**	84%
% of Net Sales	0.9%	0.3%	0.2%
Litigation expense, net	$14	$302	$269	(95)%	12%
% of Net Sales	0.1%	1.8%	1.5%
Gain on sale of product assets and businesses	$(273)	$(200)	$(569)	(37)%	65%
% of Net Sales	(1.4)%	(1.2)%	(3.1)%
Equity in net income of affiliates	$(524)	$(474)	$(334)	(11)%	(42)%
% of Net Sales	(2.7)%	(2.7)%	(1.8)%
Other expense, net	$364	$299	$35	22%	**
% of Net Sales	1.8%	1.7%	0.2%
Total Expenses, net	$15,814	$14,856	$14,301	6%	4%
% of Net Sales	81.7%	86.1%	76.9%

**	Change is in excess of 200%.

•

Cost of products sold, as a percentage of sales, decreased to 32.1% in 2007 compared to 2006. The margin improvement was primarily due to sales growth of higher margin products, including increased sales of PLAVIX*. In 2006 and 2005, cost of products sold, as a percentage of sales, was 33.3% and 30.8%, respectively. In 2006, the Company included $91 million, or 0.5% as a percentage of sales, of certain costs in cost of products sold, which were reported in marketing, selling and administrative expenses in the prior year results. In addition to the reclassification, the increase was primarily due to the unfavorable impact of pharmaceutical net sales mix, including lower sales of PLAVIX* and impairment charges for TEQUIN and EMSAM* related assets, as well as for a manufacturing facility.

•

Marketing, selling and administrative expenses increased 1% to $4,855 million as compared to 2006, primarily due to an unfavorable impact of foreign exchange and higher marketing expenses, partially offset by lower sales force expenses. In 2006, marketing, selling and administrative expenses decreased 4% to $4,800 million from $4,989 million in 2005, primarily due to above-mentioned reclassification, lower sales force expenses resulting from the previously announced restructuring of the U.S. primary care sales organization that became effective in March 2006 and lower expenses for PRAVACHOL, partially offset by the impact of the adoption of stock option expensing. Marketing, selling and administrative expenses as a percentage of sales were 25.1%, compared with 27.8%, which included a 0.5% decrease from the reclassification, and 26.8% in 2006 and 2005, respectively.

•

Advertising and product promotion expenditures increased 9% to $1,465 million as compared to 2006, primarily driven by increased spending for direct-to-customer advertising for PLAVIX*, ABILIFY* and ORENCIA, investments to support the launch of IXEMPRA, higher spending on newer products in Europe and an unfavorable impact of foreign exchange in 2007. In 2006, advertising and product promotion expenditures decreased 8% to $1,340 million compared to $1,464 million in 2005, primarily driven by the divestiture of the Consumer Medicines business in 2005 and lower spending on mature brands, partially offset by increased investments in new products including ORENCIA and SPRYCEL.

•

The Company’s investment in research and development was $3,282 million in 2007, an increase of 10% over 2006. In 2006, the investment in research and development was $2,991 million, which represented a 12% increase over $2,678 million in 2005. The increases in both 2007 and 2006 reflect the Company’s strategy with continued investments in late-stage compounds and developing a pipeline in disease areas that address significant unmet medical need. The 2007 increase was partially offset by sharing of codevelopment costs with alliance partners AstraZeneca and Pfizer. Research and development costs also included charges of $162 million in 2007 for upfront and milestone payments to Exelixis, Pfizer, Adnexus and Isis. Research and development costs also included charges of $85 million and $72 million in 2006 and 2005, respectively, consisting primarily of upfront and milestone payments to Exelixis and Solvay Global in 2006 and Medarex and Pierre Fabre in 2005. Research and development spending dedicated to pharmaceutical products was 20.0% of pharmaceutical sales in 2007, compared to 20.2% and 16.5% in 2006 and 2005, respectively.

•

Acquired in-process research and development charge of $230 million in 2007 was in connection with the purchase of Adnexus in the fourth quarter of 2007. For additional information on the acquisition, see “Item 8. Financial Statements—Note 4. Acquisitions and Divestitures.”

•

Restructuring programs in 2007, including those under the PTI, which began in late 2007, as well as those in 2006 and 2005, have been implemented to realign and streamline operations in order to increase productivity, reduce operating expenses and to rationalize the Company’s manufacturing network, research facilities and the sales and marketing organizations. The PTI is expected to generate approximately $1.5 billion in cost reductions and cost avoidance by 2010. For additional information on restructuring, see “Item 8. Financial Statements—Note 3. Restructuring” and for additional information on the PTI, see “—Productivity Transformation Initiative” above.

•

Litigation expense, net of settlement income and insurance recoveries, was $14 million in 2007, $302 million in 2006 and $269 million in 2005. The $14 million expense in 2007 was related to reserves recorded for the proposed settlement of certain pharmaceutical pricing and sales litigations. The $302 million net expense in 2006 consisted of an increase to the reserves of $353 million for the settlement in principle of certain pricing and sales investigations, partially offset by insurance recoveries of $37 million from an unrelated matter and $14 million in income from a settlement of a litigation matter. The $269 million net expense in 2005 consisted of increases to the reserves of $590 million for liabilities, primarily related to private litigations and governmental investigations, partially offset by insurance recoveries of $321 million. For additional information on litigation, see “Item 8. Financial Statements—Note 22. Legal Proceedings and Contingencies.”

•

The gain on sale of product assets of $273 million ($161 million net of tax) in 2007 was for the sale of the BUFFERIN* and EXCEDRIN* brands in Japan, as well as certain assets related to dermatology products. The gain on sale of product assets of $200 million ($130 million net of tax) in 2006 was for the sale of inventory, patent and intellectual property rights related to DOVONEX*. The gain on sale of businesses of $569 million ($370 million net of tax) in 2005 was related to the sale of the Consumer Medicines business and related assets. For additional information on these transactions, see “Item 8. Financial Statements—Note 4. Acquisitions and Divestitures.”

•

Equity in net income of affiliates for 2007 was $524 million, compared with $474 million and $334 million in 2006 and 2005, respectively. Equity in net income of affiliates is principally related to the Company’s joint venture with Sanofi and investment in ImClone. In 2007, the $50 million increase in equity in net income of affiliates was primarily due to increased net income in the Sanofi joint venture, partially offset by decreased net income from the equity investment in ImClone. In 2006, the $140 million increase in equity in net income of affiliates was primarily due to increased net income in the joint venture with Sanofi and income from the equity investment in ImClone in 2006 compared to a loss in 2005. For additional information on equity in net income of affiliates, see “Item 8. Financial Statements—Note 2. Alliances and Investments.”

•

Other expense, net, was $364 million, $299 million and $35 million in 2007, 2006 and 2005, respectively. Other expense, net includes net interest expense, foreign exchange gains and losses, income from third-party contract manufacturing, royalty income and expense, debt retirement costs, impairment of marketable securities, gains and losses on disposal of property, plant and equipment, gains and losses on sale of marketable securities, insurance recoveries, deferred income recognized and certain other litigation matters. The $65 million increase in other expense, net in 2007 from 2006 was primarily due to an impairment charge of $275 million on the Company’s investment in ARS and net unfavorability in foreign exchange in 2007, partially offset by lower net interest expense in 2007 and debt retirement costs incurred in 2006. The $264 million increase in other expense, net in 2006 from 2005 was primarily due to higher debt retirement costs in connection with the repurchase in 2006 of the $2.5 billion Notes due 2011 compared to the repurchase in 2005 of the $2.5 billion Notes due 2006, as well as $143 million of non-recurring income in 2005 resulting from the termination of the muraglitazar collaborative agreement, partially offset by lower net foreign exchange losses. For additional information, see “Item 8. Financial Statements—Note 7. Other Expense, Net”, “—Note 9. Cash, Cash Equivalents and Marketable Securities” and “—Note 15. Short-Term Borrowing and Long-Term Debt.”

Stock-based compensation expense recognized under SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123(R)) for the years ended December 31, 2007 and 2006 was $133 million and $112 million, respectively. These expenses were recorded in cost of product sold; marketing, selling and administrative expenses and research and development expenses. Stock-based compensation expense recognized under Accounting Principles Board (APB) No. 25 for the year ended December 31, 2005 was $31 million. These expenses were recorded in marketing, selling and administrative expenses.

During the years ended December 31, 2007, 2006 and 2005, the Company recorded several expense/(income) items that affected the comparability of results of the periods presented herein, which are set forth in the following table. For a discussion of these items, see “Item 8. Financial Statements—Note 2. Alliances and Investments;” “—Note 3. Restructuring and Other Items;” “—Note 4. Acquisitions and Divestitures;” “—Note 8. Income Taxes;” “—Note 9. Cash, Cash Equivalents and Marketable Securities;” “—Note 15. Short-Term Borrowings and Long-Term Debt;” and “—Note 22. Legal Proceedings and Contingencies.”

Year ended December 31, 2007	Cost of products sold	Marketing, selling and administrative	Research and development	Acquired in-process research and development	Provision for restructuring, net	Litigation expense, net	Gain on sale of product assets and businesses	Other expense, net	Total

Dollars in Millions
Productivity Transformation Initiative:
Downsizing and streamlining of worldwide operations	$—	$—	$—	$—	$139	$—	$—	$6	$145
Accelerated depreciation and asset impairment	102	8	—	—	—	—	—	—	110
Process standardization implementation costs	—	5	—	—	—	—	—	32	37

	102	13	—	—	139	—	—	38	292

Other:
Litigation settlement	—	—	—	—	—	14	—	—	14
Insurance recovery	—	—	—	—	—	—	—	(11)	(11)
Product liability	—	—	—	—	—	—	—	15	15
Upfront and milestone payments and acquired in-process research and development	—	—	162	230	—	—	—	—	392
Auction rate securities impairment	—	—	—	—	—	—	—	275	275
Downsizing and streamlining of worldwide operations	—	—	—	—	44	—	—	—	44
Accelerated depreciation, asset impairment and contract termination	77	—	—	—	—	—	—	23	100
Gain on sale of properties and product assets	—	—	—	—	—	—	(273)	(9)	(282)

	$179	$13	$162	$230	$183	$14	$(273)	$331	839

Income taxes on items above									(33)
Change in estimate for taxes on a prior year item									(39)

(Increase)/Decrease to Net Earnings from Continuing Operations									$767

Year ended December 31, 2006	Cost of products sold	Marketing, selling and administrative	Research and development	Provision for restructuring, net	Litigation expense, net	Gain on sale of product assets and businesses	Other expense, net	Total

Dollars in Millions
Litigation Matters:
Pharmaceutical pricing and sales litigation	$—	$—	$—	$—	$353	$—	$—	$353
Product liability	—	—	—	—	—	—	11	11
Claim for damages	—	—	—	—	—	—	13	13
Commercial litigations	—	—	—	—	(14)	—	—	(14)
Insurance recovery	—	—	—	—	(37)	—	—	(37)

	—	—	—	—	302	—	24	326
Other:
Debt retirement costs	—	—	—	—	—	—	220	220
Accelerated depreciation, asset impairment and contract termination	167	4	15	—	—	—	—	186
Upfront and milestone payments	—	—	70	—	—	—	—	70
Downsizing and streamlining of worldwide operations	—	—	—	59	—	—	—	59
Gain on sale of product asset	—	—	—	—	—	(200)	—	(200)

	$167	$4	$85	$59	$302	$(200)	$244	661

Income taxes on items above								(149)
Change in estimate for taxes on prior year items								39

(Increase)/Decrease to Net Earnings from Continuing Operations								$551

Year ended December 31, 2005	Cost of products sold	Research and development	Provision for restructuring, net	Litigation expense, net	Gain on sale of product assets and businesses	Other expense, net	Total

Dollars in Millions
Litigation Matters:
Private litigation and governmental investigations	$—	$—	$—	$558	$—	$—	$558
ERISA liability and other matters	—	—	—	20	—	—	20
Pharmaceutical pricing and sales litigation	—	—	—	12	—	—	12
Insurance recoveries	—	—	—	(321)	—	—	(321)

	—	—	—	269	—	—	269

Other:
Accelerated depreciation and asset impairment	96	14	—	—	—	—	110
Debt retirement costs	—	—	—	—	—	69	69
Downsizing and streamlining of worldwide operations	1	14	32	—	—	—	47
Upfront and milestone payments	—	44	—	—	—	—	44
Loss on sale of fixed assets	—	—	—	—	—	18	18
Gain on sale of equity investment	—	—	—	—	—	(27)	(27)
Termination of muraglitazar agreement	5	—	—	—	—	(143)	(138)
Gain on sale of Consumer Medicines businesses	—	—	—	—	(569)	—	(569)

	$102	$72	$32	$269	$(569)	$(83)	(177)

Income taxes on items above							126
Adjustment on taxes on repatriation of foreign earnings							(135)

(Increase)/Decrease to Net Earnings from Continuing Operations							$(186)

Earnings From Continuing Operations Before Minority Interest and Income Taxes

	Earnings From Continuing Operations Before Minority Interest and Income Taxes			% Change
Dollars in Millions	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
Pharmaceuticals	$3,471	$2,569	$3,739	35%	(31)%

Nutritionals	708	696	677	2%	3%
ConvaTec	348	315	288	10%	9%

Health Care Group	1,056	1,011	965	4%	5%

Total segments	4,527	3,580	4,704	26%	(24)%
Corporate/Other	(993)	(1,180)	(400)	16%	(195)%

Total	$3,534	$2,400	$4,304	47%	(44)%

In 2007, earnings from continuing operations before minority interest and income taxes increased 47% to $3,534 million from $2,400 million in 2006. The increase was primarily driven by increased PLAVIX* sales, strong sales growth of other key products, improved gross margins and an increase in equity in net income of affiliates, partially offset by the net impact of items that affect the comparability of results as discussed above, investment in advertising, product promotion, and research and development.

In 2006, earnings from continuing operations before minority interest and income taxes decreased 44% to $2,400 million from $4,304 million in 2005. The decrease was primarily driven by the net impact of items that affected the comparability of results as discussed above, lower net sales for pharmaceutical products resulting from lower PLAVIX* net sales and loss of exclusivity of PRAVACHOL, and increased spending on research and development, partially offset by an increase in equity in net income of affiliates and lower advertising and promotion expenses.

Pharmaceuticals

Earnings from continuing operations before minority interest and income taxes increased 35% to $3,471 million in 2007 from 2006. The increase in 2007 from 2006 was primarily due to increased PLAVIX* sales, strong sales growth of other key products, improved gross margins and an increase in equity in net income of affiliates, partially offset by acquired in-process research and development charge, continued investment in research and development, including upfront and milestone payments, and investment in advertising and product promotion. Earnings from continuing operations before minority interest and income taxes decreased 31% to $2,569 million in 2006 from $3,739 million in 2005, primarily due to lower net sales as a result of lower PLAVIX* sales and loss of exclusivity of PRAVACHOL, investment in research and development and continued investment in key products and new products.

Nutritionals

Earnings from continuing operations before minority interest and income taxes increased 2% to $708 million in 2007 from 2006, primarily due to growth of key products, partially offset by lower gross margins, primarily due to higher dairy costs, increased investment in advertising and product promotion and the establishment of an allowance for a doubtful account in 2007. Earnings from continuing operations before minority interest and income taxes increased 3% to $696 million in 2006 from $677 million in 2005, primarily due to sales growth of children’s nutritional products, partially offset by increased investments in advertising expense and research and development programs.

ConvaTec

Earnings from continuing operations before minority interest and income taxes increased 10% to $348 million in 2007 from 2006, primarily due to increased growth of key products and improved gross margins, partially offset by increased investment in research and development programs and in product promotion. Earnings from continuing operations before minority interest and income taxes increased 9% to $315 million in 2006 from $288 million in 2005, primarily driven by increased sales.

Corporate/Other

Loss from continuing operations before minority interest and income taxes decreased to $993 million in 2007 from 2006. The 2007 and 2006 results included gains on sale of product assets of $273 million and $200 million, respectively. The additional difference was primarily due to debt retirement costs and increases in reserves for a pricing and sales litigation settlement, both in 2006, and lower net interest expense in 2007, partially offset by impairments of certain ARS and other properties, and higher restructuring charges. Loss from continuing operations before minority interest and income taxes increased to $1,180 million in 2006 from $400 million in 2005, primarily due to lower gain on sale of a product asset in 2006 compared to the gain on sale for Consumer Medicines business in 2005, higher debt retirement costs in 2006 compared to 2005, and a $143 million income item in 2005 resulting from the termination of the muraglitazar collaborative agreement, as well as lower insurance recoveries in 2006 as compared to 2005, partially offset by lower litigation charges in 2006 compared to 2005.

Income Taxes

The effective income tax rate on earnings from continuing operations before minority interest and income taxes was 22.7% in 2007 compared with 22.4% in 2006 and 20.2% in 2005. The 2007 tax rate was unfavorably impacted by the impairment on the Company’s investment in certain ARS with no tax benefit and the non-deductible write-off of acquired in-process research and development expenses related to the acquisition of Adnexus, partially offset by a tax benefit of $105 million in the first quarter of 2007 due to the favorable resolution of certain tax matters with the U.S. Internal Revenues Service (IRS) related to the deductibility of litigation settlement expenses and the impact of foreign tax credits. The effective tax rate for 2006 was unfavorably impacted by the elimination of tax benefits under Section 936 of the Internal Revenue Code, the treatment of provisions for a portion of certain litigation reserves as non-deductible, partially offset by favorable U.S. tax legislation enacted in 2006 related to the tax treatment of certain intercompany transactions amongst the Company’s foreign subsidiaries, and the implementation of tax planning strategies related to the utilization of certain charitable contributions. The increase in the 2006 effective tax rate from 2005 was primarily due to the aforementioned Section 936 benefit elimination, the treatment of provisions for a portion of certain litigation reserves as non-deductible, tax benefits in 2005 associated with the settlement of an IRS examination and a favorable adjustment in 2005 to taxes on special dividends under the American Jobs Creation Act of 2004, partially offset by favorable U.S. tax legislation enacted in 2006 related to the tax treatment of certain intercompany transactions amongst the Company’s foreign subsidiaries, and the implementation of tax planning strategies in 2006 related to the utilization of certain charitable contributions.

The Company has recorded significant deferred tax assets at December 31, 2007 related to U.S. foreign tax credit carryforwards of approximately $1,140 million, U.S. research tax credit carryforwards of approximately $275 million and charitable contribution carryforwards of $80 million. The charitable contribution carryforwards expire in varying amounts beginning in 2009, while the foreign tax credit and research tax credit carryforwards expire in varying amounts beginning in 2012. The foreign tax credit and research tax credit have been reduced due to derecognition under FIN No. 48. Realization of these credits and the charitable contribution carryforwards is dependent on generating sufficient domestic taxable income prior to their expiration. Although realization is not assured, management believes it is more likely than not that these deferred tax assets will be realized. The Company anticipates increasing its level of domestic profitability over time by undertaking actions such as its PTI, increasing its biologics manufacturing capacity in the U.S. and implementing tax planning strategies. While increasing domestic profitability will likely cause the Company’s effective tax rate to increase, it will also further enhance the Company’s ability to utilize its foreign tax credit, research tax credit and charitable contribution carryforwards.

Minority Interest

Minority interest, net of taxes increased to $763 million in 2007 from 2006, primarily due to higher earnings in the Company’s partnership with Sanofi for the territory covering the Americas. In 2006, minority interest, net of taxes decreased to $440 million from $592 million in 2005, primarily due to lower earnings in the Company’s partnership with Sanofi for the territory covering the Americas. The changes in the three years reflect the negative impact of generic clopidogrel bisulfate from August 2006 to mid-2007.

Discontinued Operations

In December 2007, the Company entered into a definitive agreement with Avista for the sale of its Medical Imaging business for a purchase price of approximately $525 million in cash, subject to customary post-closing adjustments. The closing of the transaction was completed on January 7, 2008. As a result of this transaction, the Company expects to recognize a pre-tax gain of approximately $20 million to $40 million ($30 million to $50 million loss net of tax) in the first quarter of 2008, subject to the post-closing adjustments. Medical Imaging was previously included in the former Other Health Care operating segment.

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

The following summarized financial information related to the Medical Imaging and OTN businesses have been segregated from continuing operations and reported as discontinued operations through the date of disposition and do not reflect the costs of certain services provided to Medical Imaging and OTN. Such costs, which were not allocated by the Company to Medical Imaging and OTN, were for services, which included legal counsel, insurance, external audit fees, payroll processing, certain human resource services and information technology systems support.

	Year ended December 31,
Dollars in Millions	2007	2006	2005
Net sales	$629	$658	$1,617

Earnings/(loss) before incomes taxes	$273	$235	$204
Provision for income taxes	76	72	59

Net earnings/(loss) from discontinued operations	$197	$163	$145

Financial Position, Liquidity and Capital Resources

Cash, cash equivalents and marketable securities were approximately $2.2 billion at December 31, 2007, compared to $4.0 billion at December 31, 2006. The Company continues to maintain a sufficient level of working capital, which was approximately $1.7 billion at December 31, 2007, decreasing from $3.8 billion at December 31, 2006. In 2008 and future periods, the Company expects cash generated by its U.S. operations, together with existing cash, cash equivalents, marketable securities and borrowings from the capital markets, to be sufficient to cover cash needs for working capital, capital expenditures (which the Company expects to include substantial investments in facilities to increase and maintain the Company’s capacity to provide biologics on a commercial scale), milestone payments and dividends paid in the U.S. Cash and cash equivalents, marketable securities, the conversion of other working-capital items and borrowings are expected to fund near-term operations outside the U.S.

As of December 31, 2007, the Company had approximately $14.1 billion of undistributed earnings of foreign subsidiaries for which taxes have not been provided as the Company has invested or expects to invest these undistributed earnings permanently offshore. If, in the future, these earnings are repatriated to the U.S., or if the Company determines such earnings will be remitted in the foreseeable future, additional tax provisions would be required. Due to complexities in the tax laws and the assumptions that would have to be made, it is not practicable to estimate the amounts of income taxes that would have to be provided.

Cash and cash equivalents at December 31, 2007 and 2006 primarily consisted of bank deposits, time deposits and money market funds. Cash equivalents are primarily highly liquid investments with original maturities of three months or less at the time of purchase and are recorded at cost, which approximates fair value. The Company maintains cash and cash equivalent balances in U.S. dollars and foreign currencies which are subject to currency rate risk. In January 2008, the Company converted a substantial portion of its cash equivalents from money market funds to U.S. Treasury bills and similar investments.

Marketable securities at December 31, 2007 consisted of U.S. dollar-denominated floating rate securities (FRS), which are primarily ‘AAA/Aaa’ rated. FRS are long-term debt securities with coupons that are reset periodically against a benchmark interest rate. The underlying assets of the Company’s FRS consist of primarily investment grade corporate bonds and loans. The carrying value of FRS was reduced by $25 million, from $362 million to $337 million at December 31, 2007, reflecting the change in fair market value. The Company assessed this decline in fair market value to be temporary, and recorded a pre-tax $25 million reduction ($16 million net of tax) in shareholders’ equity in accumulated other comprehensive income (OCI).

As previously disclosed, in September 2006, the Company and Sanofi each posted $200 million towards a $400 million bond with the U.S. District Court for the Southern District of New York (District court) as collateral in support of the preliminary injunction issued on August 31, 2006. This collateral was reported as marketable securities on the Company’s consolidated balance sheet at December 31, 2006. As a result of the outcome of the PLAVIX* patent litigation noted above, on June 21, 2007, the District court ordered release of the $400 million bond and release of the issuer of the bond from any liability in connection with the bond. As such, the Company’s obligations under the collateral arrangements with respect to the bond were effectively terminated.

In addition, at December 31, 2007, the Company had $811 million of principal invested in ARS. The ARS held by the Company are private placement securities with long-term nominal maturities for which the interest rates are reset through a dutch auction each month. The monthly auctions historically have provided a liquid market for these securities. The Company’s investments in ARS represent interests in collateralized debt obligations supported by pools of residential and commercial mortgages or credit cards, insurance securitizations and other structured credits, including corporate bonds. Some of the underlying collateral for the ARS held by the Company consists of sub-prime mortgages.

Consistent with the Company’s investment policy guidelines, the ARS investments held by the Company all had AAA/Aaa credit ratings at the time of purchase. With the liquidity issues experienced in global credit and capital markets, the ARS held by the Company at December 31, 2007 have experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders. In addition, in the fourth quarter of 2007, $79 million of principal invested in ARS held by the Company were downgraded and others were placed on credit watch. All of these securities retained at least one AAA rating as of December 31, 2007.

The estimated market value of the Company’s ARS holdings at December 31, 2007 was $419 million, which reflects a $392 million adjustment to the principal value of $811 million. Although the ARS continue to pay interest according to their stated terms, based on valuation models and an analysis of other-than-temporary impairment factors, the Company has recorded a pre-tax impairment charge of $275 million in the fourth quarter of 2007, reflecting the portion of ARS holdings that the Company has concluded have an other-than-temporary decline in value. In addition, the Company recorded an unrealized loss of $117 million (pre-tax and net of tax) in accumulated OCI as a reduction in shareholders’ equity, reflecting adjustments to ARS holdings that the Company has concluded have a temporary decline in value. The $275 million impairment charge does not have a material impact on the Company’s liquidity or financial flexibility.

Historically, given the liquidity created by the auctions, ARS were presented as current assets under marketable securities. Given the failed auctions, the Company’s ARS are illiquid until there is a successful auction for them. Accordingly, the entire amount of such remaining ARS has been reclassified from marketable securities to non-current other assets.

The credit and capital markets have continued to deteriorate in 2008. If uncertainties in these credit and capital markets continue, these markets deteriorate further or the Company experiences any additional ratings downgrades on any investments in its portfolio (including on ARS), the Company may incur additional impairments to its investment portfolio, which could negatively affect the Company’s financial condition, cash flow and reported earnings. The Company believes that based on the Company’s current cash, cash equivalents and marketable securities balances of $2.2 billion at December 31, 2007 and expected operating cash flows, the current lack of liquidity in the credit and capital markets will not have a material impact on the Company’s liquidity, cash flow, financial flexibility or its ability to fund its operations, including the dividend.

On February 21, 2008, the Company completed the sale and leaseback of an administrative facility in Paris, France, for approximately €155 million. The Company expects to record a gain, of which the majority will be deferred and will reduce future lease rental costs over the lease period. In December 2006, the Company completed the sale and leaseback of several administrative facilities in New Jersey for $283 million, which resulted in a pre-tax gain from the transaction of $154 million, of which $145 million was deferred and will reduce future lease rental costs over the lease periods ranging from 8 to 12 years.

Short-term borrowings at the end of 2007 and 2006 were $1.9 billion and $187 million, respectively. The Company maintains cash balances and short-term investments in excess of short-term borrowings. The $108 million of 1.10% Yen Notes, due 2008; the $31 million of 1.43% Yen Notes, due 2008; the $400 million of 4.00% Notes, due 2008, and associated unamortized discount and interest rate swap valuation; and the $1.2 billion of Floating Rate Convertible Debentures, due 2023 (with a 2008 put/call), were reclassified from long-term debt to short-term borrowings in 2007.

Long-term debt was $4.4 billion at December 31, 2007 compared to $7.2 billion at December 31, 2006. The $2.8 billion reduction was primarily due to the reclassification to short-term borrowings noted above and the September 2007 repayment of the remaining $1.3 billion balance of the Floating Rate Bank Term Facility, due 2010.

During the fourth quarter of 2006, the Company restructured its long-term debt by retiring all of its outstanding $2.5 billion principal amount of 5.75% Notes due 2011 through a cash tender offer and subsequent redemption and issuing €500 million aggregate principal of 4.375% Notes due 2016, €500 million aggregate principal of 4.625% Notes due 2021, as well as $1.25 billion aggregate principal of 5.875% Notes due 2036. The Company incurred an aggregate pre-tax expense of approximately $220 million in connection with the early redemption of the 2011 Notes and termination of related interest rate swaps, which included the write-off of the related unamortized discount, issuance costs and deferred loss on an interest rate lock. In addition, the Company repaid $1.2 billion of its $2.5 billion Floating Rate Bank Term Facility, due 2010.

In December 2006, the Company replaced its prior $2 billion revolving credit facility with a new $2 billion five-year revolving credit facility from a syndicate of lenders, which is extendable on the anniversary date with the consent of the lenders. This facility contains customary terms and conditions substantially similar to the prior facility, including a financial covenant whereby the ratio of consolidated debt to consolidated capital cannot exceed 50% at the end of each quarter. The Company has been in compliance with this covenant since the inception of this facility. There were no borrowings outstanding under the revolving credit facility at December 31, 2007.

During the second quarter of 2005, the Company repurchased all of its outstanding $2.5 billion aggregate principal amount 4.75% Notes due 2006, and incurred an aggregate pre-tax loss of approximately $69 million in connection with the early redemption of the Notes and termination of related interest rate swaps.

A majority of the Company’s debt is fixed rate. The Company, however, has entered into fixed to floating interest rate swaps for $2.6 billion and €1 billion ($1.5 billion at December 31, 2007) of its long-term debt. Pre-tax interest expense, net of interest swap gains, was $422 million, $498 million and $349 million, in 2007, 2006 and 2005, respectively. The decrease in interest expense in 2007 from 2006 was primarily due to the effects of the 2006 debt restructuring, and the increase in interest expense in 2006 from 2005 was primarily due to higher interest rates.

The Moody’s Investors Service (Moody’s) long-term and short-term credit ratings for the Company are currently A2 and Prime-1, respectively. Moody’s long-term credit rating remains on stable outlook. Standard & Poor’s (S&P) long-term and short-term credit ratings for the Company are currently A+ and A-1, respectively. In the second quarter of 2007, S&P revised its long-term credit rating outlook to stable from negative. Fitch Ratings (Fitch) long-term and short-term credit ratings for the Company are currently A+ and F1, respectively. In the third quarter of 2007, Fitch revised its long-term credit rating outlook to stable from negative.

Working capital for the years ended December 31, 2007 and 2006 were as follows:

	December 31,
Dollars in Millions	2007	2006
Working capital	$1,704	$3,806

The decrease in working capital of $2.1 billion from December 31, 2006 to December 31, 2007 was impacted by:

•

Decrease in marketable securities due to a reduction to the carrying value of floating rate securities and certain other ARS to fair market value and the subsequent reclassifications of the remaining value of ARS to other non-current assets.

•	Increase in short-term borrowings from long-term debt due to the reclassifications as noted above.

•	Increase in accrued royalties resulting from increased PLAVIX* sales.

•	Increase in receivables primarily due to increased PLAVIX* sales in the U.S.

•	Reclassification of Medical Imaging and other assets and liabilities to held for sale in 2007.

•	Reclassification of certain tax contingencies from current U.S. and foreign income taxes payable to non-current upon the adoption of FIN No. 48 on January 1, 2007.

The following discussions of the Company’s cash flow activities include discontinued operations. The Company’s cash flow activities for the years ended December 31, 2007, 2006 and 2005 were as follows:

	Year Ended December 31,
Dollars in Millions	2007	2006	2005
Cash flow provided by/(used in):
Operating activities	$3,153	$2,083	$1,836
Investing activities	(202)	206	1,191
Financing activities	(3,213)	(3,351)	(3,637)

Net cash provided by operating activities was $3.2 billion in 2007 and $2.1 billion in 2006. The $1,070 million increase in 2007 compared to 2006 is attributable to higher net earnings of $580 million, higher net changes in adjustments to net earnings of $8 million and higher net changes in operating assets and liabilities of $482 million.

Net positive changes in adjustments to net earnings in 2007 compared to 2006, of $8 million, mainly included:

•	A $288 million negative cash flow variance due to lower litigation settlement expenses in 2007.

•

A $259 million positive cash flow variance resulting from impairment charges and asset write-offs mainly from the reduction of the carrying value of ARS to fair value and from the impending closure of manufacturing facilities.

•	A $230 positive cash flow variance for acquired in-process research and development related to the acquisition of Adnexus in 2007.

•

A $180 million negative cash flow variance in deferred income tax benefit. The 2007 adjustments included the deferred tax benefits from the restructuring of the Company’s international operations, upfront cash receipts from alliance partners and the resolution of an audit issue with the IRS, partially offset by litigation payments. The 2006 adjustments included a net deferred tax charge for the payment of litigation settlements offset by the deferred tax benefit on additional litigation accruals, the accrual of additional foreign tax credits and the deferred tax benefit on equity-based compensation.

•	A $124 million positive cash flow variance due to higher provision for restructuring in 2007 in connection with the PTI.

Net positive changes in operating assets and liabilities in 2007 compared to 2006, of $482 million, mainly included:

•

A $966 million positive cash flow variance from accounts payable and accrued expenses is primarily due to an increase in accrued royalties in 2007 resulting from increased PLAVIX* sales, higher purchases of raw materials, a significant paydown of payables in early 2006 resulting from lower payment of invoices in December 2005 and a reduction of accrued rebates and returns in the first quarter of 2006, primarily resulting from lower sales volume.

•	A $671 million negative cash flow variance from receivables, primarily due to increased PLAVIX* sales in 2007 and lower collection in 2007 resulting from lower PRAVACHOL sales.

•	A $368 million positive cash flow variance in deferred income and other liabilities, mainly due to upfront cash receipts from alliance partners in 2007.

•

A $132 million negative cash flow variance from inventories, primarily due to an increase in inventories in 2007 in anticipation of new product launches and strategic builds for existing products, and the reduction in inventories in 2006 resulting from PRAVACHOL exclusivity loss.

•	A $108 million negative cash flow variance from income taxes payable, primarily related to payments to settle various tax issues for the 2002-2003 IRS audit.

Net cash used in investing activities was $202 million in 2007 and net cash provided by investing activities was $206 million in 2006. The $408 million negative cash flow variance is primarily attributable to:

•	A $432 million negative cash flow variance from the acquisition of Adnexus.

•	A $281 million negative cash flow variance for proceeds from the disposal of properties in connection with a sales and leaseback transaction in 2006.

•	A $280 million positive cash flow variance from licensing milestone payments in 2006 to ImClone and Somerset Pharmaceuticals, Inc.

Net cash used in financing activities was $3,213 million in 2007 and $3,351 million in 2006. The $138 million positive cash flow variance is mainly attributable to:

•	A $163 million positive cash flow variance mainly from higher cash proceeds from the exercise of stock options in 2007 compared to 2006.

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

Significant positive changes in adjustments to net earnings in 2006 compared to 2005, of $1,398 million, mainly included:

•

A $576 million positive cash flow variance in deferred income tax benefit, due to a lower level of increase in deferred tax benefit in 2006 compared to 2005. In 2006, there was an increase in deferred tax benefits associated with U.S. research and development, foreign tax credits and an increase in litigation reserves. In 2005, there was an increase in deferred tax benefits associated with the reversal of the tax liability related to the repatriation of special dividends under the AJCA.

•	A $425 million positive cash flow variance, due to lower gain on sale of a product asset in 2006 as compared to sale of a business in 2005.

•	A $143 million positive cash flow variance for deferred income recognized related to the termination of the muraglitazar collaborative agreement in 2005.

Net positive changes in operating assets and liabilities in 2006 compared to 2005, of $264 million, mainly included:

•

A $329 million negative cash flow variance from receivables. In 2006, the increase in cash flow was driven by increases in receivables, due from alliance partners, which were partially offset by lower trade receivable volume. In 2005, the increase in cash flow is driven by the collection of foreign withholding taxes and from alliance partners.

•

A $448 million positive cash flow variance from inventories, primarily due to an increase in inventories in 2005 resulting from the growth of newer products and in anticipation of new product launches, and the reduction in inventories in 2006 resulting from PRAVACHOL exclusivity loss.

•

A $283 million negative cash flow variance in litigation, primarily due to settlement payments of $339 million in 2006 for the DPA and the Vanlev litigation, which were partially offset by unrelated insurance recoveries of $67 million.

•

A $443 million positive cash flow variance from income taxes payable, primarily related to payments in 2005 for the settlement of examinations by the IRS for years 1998 through 2001 and the repatriation of special dividends under AJCA.

Net cash provided by investing activities was $206 million in 2006 compared to net cash provided of $1,191 million in 2005. The $985 million negative cash flow variance is primarily attributable to:

•	A $281 million negative cash flow variance mainly from the sale of marketable securities in 2005.

•	A $617 million negative cash flow variance from lower proceeds for the sale of a product asset in 2006 compared to the sale of the Consumer Medicines and OTN businesses in 2005.

•	A $280 million negative cash flow variance from milestone payments in 2006, primarily related to ImClone.

•	A $281 million positive cash flow variance for proceeds from the disposal of properties in connection with a sale and leaseback transaction in 2006.

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

Cash provided from operations and borrowings was primarily used over the past three years to pay dividends of approximately $6.6 billion. The Company has also invested approximately $2.4 billion over the past three years in capital expansion to improve plant efficiency and maintain superior research facilities.

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

Dividends declared per common share were $1.15 for 2007 and $1.12 for each of 2006 and 2005. In December 2007, the Company declared a quarterly dividend of $.31 per common share and indicated a dividend for the full year 2008 of $1.24 per share. Dividend decisions are made on a quarterly basis by the Company’s Board of Directors.

The Company’s financial condition and liquidity could be affected by obligations to make milestone or other one-time payments, by the outcome of pending litigations and investigations, including the challenge to the PLAVIX* patent and/or the potential for renewed or additional generic competition for PLAVIX*, and by additional impairments to its investment portfolio. For more information, see “Item 8. Financial Statements—Note 2. Alliances and Investments,” “—Note 9. Cash, Cash Equivalents and Marketable Securities,” “—Note 15. Short-Term Borrowings and Long-Term Debt” and “—Note 22. Legal Proceedings and Contingencies.”

Contractual Obligations

Payments due by period for the Company’s contractual obligations at December 31, 2007 were as follows:

	Obligations Expiring by Period
Dollars in Millions	Total	2008	2009	2010	2011	2012	Later Years
Short-term borrowings	$1,891	$1,891	$—	$—	$—	$—	$—
Long-term debt (1)	4,381	—	9	31	—	—	4,341
Operating leases	704	143	116	90	72	71	212
Purchase obligations	3,415	830	514	488	471	434	678
Stand-by letters of credit/performance guarantees	236	175	45	10	3	1	2
Uncertain tax positions (2)	195	195	—	—	—	—	—
Pension and other liabilities	1,253	126	173	117	113	111	613

Total	$12,075	$3,360	$857	$736	$659	$617	$5,846

(1)

The current portion of long-term debt obligations is included in short-term borrowings on the Company’s consolidated balance sheet at December 31, 2007 and all balances approximate the outstanding nominal long-term debt values. The contractual obligations table above excludes interest payment obligations. The Company’s convertible debenture is included as due for payment in 2008, as it contains a 2008 put and call feature.

(2)

Due to the uncertainty related to the timing of the reversal of uncertain tax positions, only the short-term uncertain tax benefits have been provided in the table above. The long-term amounts excluded from the table above total $537 million.

In addition to the above, the Company has committed to make potential future “milestone” payments to third parties as part of in-licensing and development programs. Payments under these agreements generally become due and payable only upon achievement of certain developmental, regulatory and/or commercial milestones, for which the specific timing cannot be predicted. Because the achievement of these milestones is neither probable nor reasonably estimable, such contingencies have not been recorded on the Company’s consolidated balance sheet.

For a discussion of contractual obligations, see “Item 8. Financial Statements—Note 15. Short-Term Borrowings and Long-Term Debt;” “—Note 18. Financial Instruments;” “—Note 20. Leases;” and “—Note 21. Pension and Other Postretirement Benefit Plans.”

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

The Company maintains IMAs with most of its U.S. pharmaceutical wholesalers that account for nearly 100% of total gross sales of U.S. pharmaceutical products. Under the current terms of the IMAs, the Company’s three largest wholesaler customers provide the Company with weekly information with respect to months on hand product-level inventories and the amount of out-movement of products. These three wholesalers currently account for approximately 90% of total gross sales of U.S. Pharmaceuticals products in 2007, 2006 and 2005. The inventory information received from these wholesalers, together with the Company’s internal information, is used to estimate months on hand product level inventories at these wholesalers. The Company estimates months on hand product inventory levels for its U.S. Pharmaceutical business’s wholesaler customers other than the three largest wholesalers by extrapolating from the months on hand calculated for the three largest wholesalers. In contrast, for the Company’s Pharmaceutical business outside of the U.S., Nutritionals and ConvaTec business units around the world, the Company has significantly more direct customers, limited information on direct customer product level inventory and corresponding out-movement information and the reliability of third-party demand information, where available, varies widely. Accordingly, the Company relies on a variety of methods to estimate months on hand product level inventories for these business units.

The Company believes the above-described procedures provide a reasonable basis to ensure compliance with the Consent.

As previously disclosed, on June 15, 2005, the Company entered into a DPA with the U.S. Attorney’s Office for the District of New Jersey resolving the investigation by the USAO of the Company relating to wholesaler inventory and various accounting matters covered by the Company’s settlement with the SEC. Pursuant to the DPA, the USAO filed a criminal complaint against the Company alleging conspiracy to commit securities fraud, but agreed to defer prosecution of the Company and dismiss the complaint after two years if the Company satisfied all of the requirements of the DPA. A copy of the DPA was filed as Exhibit 99.2 to a Form 8-K filed by the Company on June 16, 2005 and is incorporated by reference hereto as Exhibit 10w to the Form 10-K for the fiscal year ended December 31, 2006. Under the terms of the DPA, the Company agreed to retain a Monitor. The Monitor had defined powers and responsibilities under the DPA, including to oversee the Company’s compliance with all of the terms of the DPA, the Consent and the settlements of the derivative action and the Federal securities class action. These powers and responsibilities of the Monitor ended on April 12, 2007. The Monitor filed a final report with the USAO on June 8, 2007. On June 15, 2007 the DPA expired and the complaint has been dismissed. The Company has no on-going obligations under the DPA.

Recently Issued Accounting Standards

At its December 2007 meeting, the Financial Accounting Standards Board (FASB) ratified the consensus reached by the Emerging Issues Task Force (EITF) in Issue No. 07-1, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property. The EITF concluded that a collaborative arrangement is one in which the participants are actively involved and are exposed to significant risks and rewards that depend on the ultimate commercial success of the endeavor. Revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, and other accounting literature. Payments to or from collaborators would be evaluated and presented based on the nature of the arrangement and its terms, the nature of the entity’s business and whether those payments are within the scope of other accounting literature. The nature and purpose of collaborative arrangements are to be disclosed along with the accounting policies and the classification and amounts of significant financial statement amounts related to the arrangements. Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however, required disclosure under EITF 07-1 applies to the entire collaborative agreement. This Issue is effective for fiscal years beginning after December 15, 2008, and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. The Company is currently in the process of evaluating the impact of adopting this pronouncement.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which replaces SFAS No. 141, Business Combinations, and requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This Statement also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values. SFAS No. 141(R) makes various other amendments to authoritative literature intended to provide additional guidance or to confirm the guidance in that literature to that provided in this Statement. This Statement applies to business combinations for which the acquisition date is in fiscal years beginning after December 15, 2008. The Company is currently in the process of evaluating the impact of adopting this pronouncement.

In December 2007, FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No.51. SFAS No. 160 establishes accounting and reporting standards that require the ownership interests in subsidiaries held by parties other than the parent to be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. This Statement also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of income. Changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary must be accounted for consistently, and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary must be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontrolling equity investment. The Statement also requires entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This Statement is effective for fiscal years beginning after December 15, 2008. The Company is currently in the process of evaluating the impact of adopting this pronouncement.

In June 2007, the EITF reached a consensus on Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received to Be Used in Future Research and Development Activities. Nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided. This Issue is effective for fiscal years beginning after December 15, 2007, and earlier application is not permitted. The pronouncement is not expected to have a material effect on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, which permits an entity to measure certain financial assets and financial liabilities at fair value. The objective of SFAS No. 159 is to improve financial reporting by allowing entities to mitigate volatility in reported earnings caused by the measurement of related assets and liabilities using different attributes, without having to apply complex hedge accounting provisions. Under SFAS No. 159, entities that elect the fair value option (by instrument) will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option election is irrevocable, unless a new election date occurs. SFAS No. 159 establishes presentation and disclosure requirements to help financial statement users understand the effect of the entity’s election on its earnings, but does not eliminate disclosure requirements of other accounting standards. Assets and liabilities that are measured at fair value must be displayed on the face of the balance sheet. This Statement is effective for fiscal years beginning after November 15, 2007. The Company did not elect early adoption of this pronouncement as permitted. The adoption of this accounting pronouncement is not expected to have a material effect on the Company’s consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This pronouncement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement is effective for fiscal years beginning after November 15, 2007. On November 14, 2007, the FASB agreed to a one-year deferral for the implementation of SFAS No. 157 for other non-financial assets and liabilities. The adoption of this accounting pronouncement is not expected to have a material effect on the Company’s consolidated financial statements for financial assets and liabilities and any other assets and liabilities carried at fair value. The Company is currently in the process of evaluating the impact of adopting this pronouncement for other non-financial assets or liabilities.

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying the Misstatements in Current Year Financial Statements, that expresses the staff’s views regarding the process of quantifying financial statement misstatements. This bulletin is effective for any interim period of the first fiscal year ending after November 15, 2006. SAB No. 108 requires that companies utilize a “dual approach” to assess the quantitative effects of financial statement misstatements. The dual approach includes both an income statement focus and balance sheet focus assessment. The adoption of this bulletin did not have any effect on the Company’s consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, which, in the case of the Company, is effective as of January 1, 2007. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN No. 48 requires that all tax positions be evaluated using a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Differences between tax positions taken in a tax return and amounts recognized in the financial statements are recorded as adjustments to income taxes payable or receivable, or adjustments to deferred taxes, or both. FIN No. 48 also requires expanded disclosure at the end of each reporting period including a tabular reconciliation of unrecognized tax benefits. The Company adopted FIN No. 48 on January 1, 2007. As a result of the adoption of this accounting pronouncement, the Company recognized $27 million of previously unrecognized tax benefits, which was accounted for as an increase to the opening balance of retained earnings. In May 2007, the FASB issued FASB Staff Position (FSP) FIN No. 48-1, Definition of Settlement in FASB Interpretation No. 48, which is effective retroactively to January 1, 2007. FSP FIN No. 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The adoption of FSP FIN No. 48-1 did not have any effect on the Company’s consolidated financial statements.

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

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140. This pronouncement primarily resolves certain issues addressed in the implementation of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, concerning beneficial interests in securitized financial assets. The Statement is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring after the beginning of the 2007 fiscal year. The adoption of this accounting pronouncement did not have a material effect on the Company’s consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3. This pronouncement applies to all voluntary changes in accounting principle, and revises the requirements for accounting for and reporting a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle, unless it is impracticable to do so. This pronouncement also requires that a change in the method of depreciation, amortization or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of SFAS No. 154. The adoption of this accounting pronouncement did not have a material effect on the Company’s consolidated financial statements.

In March 2005, the FASB issued FIN No. 47, Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143. FIN No. 47 clarifies that an entity must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. Asset retirement obligations covered by FIN No. 47 are those for which an entity has a legal obligation to perform an asset retirement activity, even if the timing and method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This Interpretation was effective no later than the end of fiscal years ending after December 15, 2005. The Company adopted the provisions of FIN No. 47 in the fiscal year ended December 31, 2005, and adoption of this accounting pronouncement did not have a material effect on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123(R)), which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors based on estimated fair values. SFAS No. 123(R) supersedes the Company’s previous accounting under APB No. 25, Accounting for Stock Issued to Employees, for periods beginning January 1, 2006. In March 2005, the SEC issued SAB No. 107, Share-Based Payment, relating to SFAS No. 123(R). The Company has applied the provisions of SAB No. 107 in its adoption of SFAS No. 123(R). The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, and has elected the alternative method as provided in FSP 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards, in determining the Company’s pool of excess tax benefits. The Company’s consolidated financial statements for the year ended December 31, 2006 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Stock-based compensation expense recognized under SFAS No. 123(R) for the year ended December 31, 2006 was $112 million ($73 million, net of tax) or $0.04 per share, with a corresponding amount recorded in additional paid-in capital within stockholders’ equity. Additionally, $10 million related to performance awards was reclassified from liabilities to stockholders’ equity in connection with the adoption of SFAS No. 123(R).

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

Revenue Recognition

The Company recognizes revenue in accordance with SAB No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104, Revenue Recognition. The Company’s accounting policy for revenue recognition has a substantial impact on its reported results and relies on certain estimates that require difficult, subjective and complex judgments on the part of management. The Company recognizes revenue (net of the gross-to-net sales adjustments discussed below, all of which involve significant estimates and judgments) when title and substantially all the risks and rewards of ownership have transferred to the customer, which generally occurs on the date of shipment.

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

Gross-to-Net Sales Adjustments

The Company has the following significant categories of gross-to-net sales adjustments: prime vendor charge-backs, WIC rebates, managed health care rebates and other contract discounts, Medicaid rebates, cash discounts, sales returns, and other adjustments, all of which involve significant estimates and judgments and require the Company to use information from external sources. The Company accounts for these gross-to-net sales adjustments in accordance with EITF Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products), and SFAS No. 48, Revenue Recognition When Right of Return Exists, as applicable. See “—Net Sales” section above for a reconciliation of the Company’s gross sales to net sales by each significant category of gross-to-net sales adjustment.

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

Sales returns

The Company accounts for sales returns in accordance with SFAS No. 48, Revenue Recognition When Right of Return Exists, by establishing an accrual in an amount equal to the Company’s estimate of sales recorded for which the related products are expected to be returned. In 2007, 2006 and 2005, the provision for sales returns was $160 million, $230 million and $164 million, respectively, or 1% of gross sales for each of the three years.

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

Use of information from external sources

The Company uses information from external sources to estimate its gross-to-net sales adjustments. The Company’s estimates of inventory at the wholesalers and deferred revenue on consigned inventory are based on the projected prescription demand-based sales for its products and historical inventory experience, as well as the Company’s analysis of third-party information, including written and oral information obtained from certain wholesalers with respect to their inventory levels and sell-through to customers and third-party market research data, and the Company’s internal information. The inventory information received from wholesalers is a product of their recordkeeping process and excludes inventory held by intermediaries to whom they sell, such as retailers and hospitals. The Company receives information from IMS, a supplier of market research to the pharmaceutical industry, which it uses to project the prescription demand-based sales for many of its U.S. Pharmaceutical products. Prior to the third quarter of 2005, the Company had historically reported estimated total U.S. prescription growth and estimated therapeutic category shares based on data from the IMS National Prescription Audit (NPA) under IMS’ legacy national projection methodology, which IMS made available on a subscription basis, and reported these data based on a simple unweighted sum of projected U.S. prescriptions in the retail and mail order channels. In the third quarter of 2005, the Company began disclosing these NPA prescription growth and therapeutic category share data based on Version 1.0 of IMS’ new and revised NGPS projection methodology. For consistency, NGPS Version 1.0 data were used for both current and comparative time periods to properly account for trend breaks under the new projection methodology. Coincident with the change to reporting IMS data on an NGPS Version 1.0 basis, the Company also began reporting retail and mail prescription growth and category shares on a weighted, retail-equivalent basis, which accounts for the significantly larger size of the average mail order prescription, as compared to the size of the average retail prescription. Retail equivalization calculations were applied to mail order volumes and shares for each reported product and time period. In 2007, IMS further refined and improved its NGPS projection methodology and fully rolled out NGPS Version 2.0 to all NPA subscribers, which resulted in newly revised volume estimates for historic time periods. Therefore, since the first quarter of 2007, the Company has used the new IMS standard NGPS Version 2.0 projection methodology and has applied NGPS Version 2.0 data for reporting prescription growth and market shares to all periods presented in the Annual Report on Form 10-K. The Company has also continued the practice of combining retail and mail prescription volume on a retail-equivalent basis. The Company uses this methodology for its internal demand forecasts. The Company also uses information from external sources to identify prescription trends, patient demand and average selling prices. The Company’s estimates are subject to inherent limitations of estimates that rely on third-party information, as certain third-party information was itself in the form of estimates, and reflect other limitations including lags between the date as of which third-party information is generated and the date on which the Company receives third-party information.

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

The Company adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R), in the fiscal year ended December 31, 2006 and the adoption of this accounting pronouncement resulted in a $1,064 million reduction of accumulated other comprehensive income in stockholders’ equity, a $767 million reduction in total assets and a $297 million increase in total liabilities. The adoption of SFAS No. 158 did not impact the Company’s results of operations or cash flows.

Plan Description

The Company and certain of its subsidiaries have defined benefit pension plans, defined contribution plans, and termination indemnity plans for regular full-time employees. The principal defined benefit pension plan is the Bristol-Myers Squibb Retirement Income Plan and the principal defined contribution plan is the Bristol-Myers Squibb Savings and Investment Program.

Approximately 75% of total Company defined benefit pension plan assets and liabilities are held in U.S. plans. The assets for the U.S. plans are held in a single trust with a common asset allocation. Unless specified otherwise, the references in this section are to total Company plans (i.e., U.S. plans together with international plans).

Benefits under the Company’s defined benefit pension plans are based primarily on years of credited service and on participants’ compensation. Assets under the Company’s defined benefit plans consist primarily of equity and fixed-income securities. At December 31, 2007, the fair market value of plan assets for the Company’s defined benefit plans increased to $6,019 million from $5,658 million at December 31, 2006. For the U.S. plans, assets were allocated 67% to equity securities (compared to 69% at the end of 2006), 24% to fixed income securities (compared to 23% at the end of 2006) and 9% to private equity and other investments (compared to 8% at the end of 2006). Bristol-Myers Squibb common stock represented less than 1% of assets for the U.S. plans at the end of 2007 and 2006.

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

In 2007, net pension expense for the Company’s defined benefit pension plans included in earnings before minority interest and income taxes was $313 million compared to $332 million in 2006.

The U.S. plans’ pension expense for 2007 was determined using a 6.0% assumed discount rate and a 3.56% assumed rate of compensation increase. The present value of benefit obligations at December 31, 2007 for the U.S. plans was determined using a 6.75% assumed discount rate and a 3.56% assumed rate of compensation increase. If the assumed discount rate used in determining the U.S. plans’ pension expense for 2007 had been reduced by 0.25%, such expense would have increased by approximately $17 million. If the assumed rate of compensation increase used in determining the U.S. plans’ pension expense for 2007 had been reduced by 0.25%, such expense would have decreased by approximately $9 million. If the assumed discount rate used in determining the accumulated benefit obligation at December 31, 2007 had been reduced by 0.25%, the accumulated benefit obligation would have increased by $115 million.

The U.S. plans’ pension expense for 2007 was determined using an 8.75% expected long-term rate of return on plan assets. If the expected long-term rate of return on plan assets used in determining the U.S. plans’ pension expense for 2007 had been reduced by 1%, such expense would have increased by $41 million.

Actual rates of return earned on U.S. plan assets for each of the last 10 years were as follows:

Year	Return	Year	Return
2007	10.3%	2002	(13.4)%
2006	14.9%	2001	(6.1)%
2005	9.8%	2000	3.5%
2004	12.6%	1999	18.2%
2003	25.0%	1998	13.3%

At December 31, 2007, the Company increased its assumed discount rate for U.S. plans from 6.00% to 6.75% and maintained its assumed rate of compensation increase at 3.56%. Compensation is assumed to increase on a scale with different rates for different ages. The 3.56% rate disclosed at December 31, 2007 is the single rate, which, if used at each age, would produce the same present value of benefit obligations.

The Company maintained the expected rate of return on U.S. plan assets at 8.75% for 2008.

The Company expects that the net pension expense for its defined benefit pension plans included in earnings before minority interest and income taxes will be approximately $20 million lower in 2008 than the $313 million in 2007, reflecting primarily the increase in the discount rate.

The Company has used the same assumed discount rates and expected long-term rates of return on plan assets in calculating its cost of pension benefits and its cost of other postretirement benefits for U.S. plans except in the case of the discount rates at December 31, 2007 and 2006. Rates of 6.75% and 6.00%, respectively, were used for pension benefits versus 6.50% and 5.75%, respectively, for other postretirement benefits to reflect the shorter duration of the other postretirement liabilities at December 31, 2007 and 2006, respectively.

U.S. health care costs for the retiree population are assumed to increase 9.5% in 2008 and then trend down to an expected increase of 4.5% per year by 2018. If actual costs are higher than those assumed, this will likely put significant upward pressure on the Company’s expense for retiree health care.

The effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 are reflected in 2007 net periodic postretirement benefit cost (a reduction of $11 million) and accumulated postretirement benefit obligation at January 1, 2007 (a reduction of $98 million).

Recognition of Actuarial Gains and Losses

In 2006, SFAS No. 158 required the recognition of actuarial gains and losses as a component of stockholders’ equity in accumulated other comprehensive income while SFAS No. 87 provides for delayed recognition in years prior to 2006. These amounts arise from changes in the estimated plan benefit obligations due to changes in the assumed discount rate, differences between the actual and expected returns on plan assets, and other assumption changes. The net actuarial gain or loss, determined based on the market-related value of plan assets (which differs from fair market value and is a calculated value that recognizes changes in fair value in a systematic and rational manner over not more than five years), is amortized in pension income or expense for the year to the extent that such unrecognized net actuarial loss or gain exceeds 10% of the greater of the projected benefit obligation or the market-related value of plan assets at the beginning of the year. These net gains and losses are recognized as pension income or expense prospectively over a period that approximates the average remaining service period of active employees expected to receive benefits under the plans (approximately 10 years) to the extent that they are not offset by losses and gains in subsequent years.

The unrecognized net actuarial loss reflects in large part the steady reduction of the weighted-average discount rate over the years. Unless offset by future unrecognized gains from higher discount rates or higher than expected returns on plan assets, amortization of the unrecognized loss is expected to increase pension expense by $98 million in 2008 and by progressively lower amounts for each of the following nine years.

Plan Funding

The Company’s funding policy for defined benefit plans is to contribute amounts to provide for current service and to fund past service liability. The Company contributed $323 million and $325 million to the defined benefit plans in 2007 and 2006, respectively.

For discussions on retirement benefits, see “Item 8. Financial Statements—Note 21. Pension and Other Postretirement Benefit Plans.”

Acquired In-Process Research and Development

The fair value of in-process research and development acquired in a business combination is determined based on the present value of each research project’s projected cash flows. An income approach is utilized that is consistent with guidance in the practice aid issued by the American Institute of Certified Public Accountants, Assets Acquired in a Business Combination to Be Used in Research and Development Activities: A Focus on Software, Electronic Devices and Pharmaceutical Industries. Future cash flows are predominately based on the net income forecast of each project, consistent with historical pricing, margins, and expense levels of similar products. Revenues are estimated based on relevant market size and growth factors, expected industry trends, individual project life cycles, and the life of each research project’s underlying patent. In determining the fair value of each research project, expected revenues are first adjusted for technical risk of completion. The resulting cash flows are then discounted at a rate approximating the Company’s weighted-average cost of capital. Other acquired in-process research and development is expensed as incurred when the underlying product has not received regulatory approval and does not have any future alternative use. In addition, costs that are nonrefundable, related to the acquisition or licensing of products that have not yet received regulatory approval to be marketed and that have no alternative future use, are charged to earnings as incurred.

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

Marketable Securities

The Company’s marketable securities at December 31, 2007 consisted of U.S. dollar denominated FRS, which are primarily ‘AAA/Aaa’ rated. FRS are long long-term debt securities with coupons that are reset periodically against a benchmark interest rate. The underlying assets of the Company’s FRS consist of primarily investment grade corporate bonds and loans. The Company accounts for its marketable securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and classifies them as “available for sale.”

In addition, at December 31, 2007, the Company had principal invested in ARS. The ARS held by the Company are private placement securities with long-term nominal maturities for which the interest rates are reset through a dutch auction each month. The monthly auctions historically have provided a liquid market for these securities. The Company’s investments in ARS represent interests in collateralized debt obligations supported by pools of residential and commercial mortgages or credit cards, insurance securitizations and other structured credits, including corporate bonds. Some of the underlying collateral for the ARS held by the Company consists of sub-prime mortgages.

Due to the lack of availability of observable market quotes on the Company’s investment portfolio of marketable securities and ARS, the Company utilizes valuation models including those that are based on expected cash flow streams and collateral values, including assessments of counterparty credit quality, default risk underlying the security, discount rates and overall capital market liquidity. The valuation of the Company’s investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact the Company’s valuation include changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity.

The credit and capital markets have continued to deteriorate in 2008. If uncertainties in these markets continue, these markets deteriorate further or the Company experiences any additional ratings downgrades on any investments in its portfolio (including on ARS), the Company may incur additional impairments to its investment portfolio, which could negatively affect the Company’s financial condition, cash flow and reported earnings.

For discussions on marketable securities, see “Item 8. Financial Statements—Note 9. Cash, Cash Equivalents and Marketable Securities.”

Restructuring

To streamline operations and rationalize manufacturing facilities, the Company has periodically recorded restructuring charges. As a result, the Company has made estimates and judgments regarding its future plans, including future termination benefits and other exit costs to be incurred when the restructuring actions take place. Actual results could vary from these estimates. Adjustments of $6 million, $14 million and $1 million were recorded in 2007, 2006 and 2005, respectively, and reflect changes in estimates for restructuring actions taken in prior periods.

For discussions on restructuring, see “Item 8. Financial Statements—Note 1. Accounting Policies—Restructuring” and “—Note 3. Restructuring and Other Items.”

Contingencies

In the normal course of business, the Company is subject to contingencies, such as legal proceedings and claims arising out of its business, that cover a wide range of matters, including, among others, government investigations, shareholder lawsuits, and product and environmental liability. In accordance with SFAS No. 5, Accounting for Contingencies, the Company records accruals for such contingencies when it is probable that a liability will be incurred and the amount of the loss can be reasonably estimated. These estimates are subject to uncertainties that are difficult to predict and, as such, actual results could vary from these estimates.

For discussions on contingencies, see “Item 8. Financial Statements—Note 1. Accounting Policies—Contingencies;” and “—Note 22. Legal Proceedings and Contingencies.”

Income Taxes

The provision for income taxes has been determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax bases of the Company’s assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. The assessment of whether or not a valuation allowance is required often requires significant judgment including the long-range forecast of future taxable income and the evaluation of tax planning initiatives. Adjustments to the deferred tax valuation allowances are made to earnings in the period when such assessments are made. As of December 31, 2007 and 2006, the Company had net deferred tax assets of $3,483 million and $3,154 million, respectively, net of valuation allowances of $1,950 million and $625 million, respectively.

The Company has recorded significant deferred tax assets at December 31, 2007 related to U.S. foreign tax credit carryforwards of approximately $1,140 million, U.S. research tax credit carryforwards of approximately $275 million and charitable contribution carryfowards of $80 million. The charitable contribution carryforwards expire in varying amounts beginning in 2009, while the foreign tax credit and research tax credit carryforwards expire in varying amounts beginning in 2012. The foreign tax credit and research credit have been reduced due to derecognition under FIN No. 48. Realization of these credits and charitable contribution carryforwards is dependent on generating sufficient domestic taxable income prior to their expiration. Although realization is not assured, management believes it is more likely than not that these deferred tax assets will be realized. The Company anticipates increasing its level of domestic profitability over time by undertaking actions such as its PTI, increasing its biologics manufacturing capacity in the U.S. and implementing tax planning strategies. While increasing domestic profitability will likely cause the Company’s effective tax rate to increase, it will also further enhance the Company’s ability to utilize its foreign tax credit, research tax credit and charitable contribution carryforwards.

The Company conducts business in various countries throughout the world and is subject to tax in numerous jurisdictions. As a result of its business activities, the Company files a significant number of tax returns that are subject to examination by various Federal, state, and local tax authorities. Tax examinations are often complex as tax authorities may disagree with the treatment of items reported by the Company and may require several years to resolve. The Company establishes liabilities for possible assessments by tax authorities resulting from known tax exposures including, but not limited to, transfer pricing matters, tax credits and deductibility of certain expenses. Such liabilities represent a reasonable provision for taxes ultimately expected to be paid, and may need to be adjusted over time as more information becomes known.

The Company adopted FIN No. 48 on January 1, 2007. As a result of the adoption of this accounting pronouncement, the Company recognized $27 million of previously unrecognized tax benefits, which was accounted for as an increase to the opening balance of retained earnings.

As previously reported, upon the adoption of FIN No. 48, the Company’s total amount of uncertain tax benefits as of January 1, 2007, net of deferred income tax benefits, and excluding interest and penalties, was $960 million. In addition, the Company derecognized on adoption $180 million of unrecognized tax benefits for which there is no tax rate impact when settled. As such, the gross unrecognized tax benefits at January 1, 2007 were $1,140 million. The total amount of unrecognized tax benefits on December 31, 2007, excluding amounts recorded as reductions in deferred tax assets, and excluding interest and penalties decreased to $798 million. This reduction is primarily due to tax benefits recognized from the favorable resolution of uncertain tax positions, partially offset by additional uncertain tax benefits accrued during 2007. For additional information on unrecognized tax benefits, see “Item 8. Financial Statements—Note 8. Income Taxes”

As of December 31, 2007, the Company had approximately $14.1 billion of undistributed earnings of foreign subsidiaries for which taxes have not been provided, as the Company has invested or expects to invest these undistributed earnings permanently offshore. If, in the future, these earnings are repatriated to the U.S., or if the Company determines such earnings will be remitted in the foreseeable future, additional tax provisions would be required. Due to complexities in the tax laws and the assumptions that would have to be made, it is not practicable to estimate the amounts of income taxes that would have to be provided.

For discussions on income taxes, see “Item 8. Financial Statements—Note 1. Accounting Policies—Income Taxes” and “—Note 8. Income Taxes.”

Stock-Based Compensation Expense

The Company adopted SFAS No. 123(R), Share-Based Payment, which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors based on estimated fair values. The Company uses the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, and has elected the alternative method as provided in FSP No. 123(R)-3 in determining the Company’s pool of excess tax benefits. The Company’s consolidated financial statements for the years ended December 31, 2007 and 2006 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Stock-based compensation expense recognized under SFAS No. 123(R) for the years ended December 31, 2007 and 2006 was $133 million and $112 million, respectively ($88 million and $73 million, net of tax, respectively) or $0.04 and $0.04 per share, respectively, with a corresponding amount recorded in additional paid-in capital within stockholders’ equity. Comparatively, on a pro forma basis, stock-based compensation expense of $31 million ($20 million, net of tax), was recognized for the year ended December 31, 2005 under APB No. 25. Additionally, $10 million related to performance awards was reclassified from liabilities to stockholders’ equity in connection with the adoption of SFAS No. 123(R).

The Company estimates the fair value of stock-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statement of earnings. Prior to the adoption of SFAS No. 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method related to stock options in accordance with APB No. 25, as allowed under SFAS No. 123, Accounting for Stock-Based Compensation. Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s consolidated statement of earnings because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s consolidated statement of earnings for the years ended December 31, 2007 and 2006 included compensation expense for stock-based payment awards granted prior to, but not yet vested as of, January 1, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123(R) and compensation expense for the stock-based payment awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).

In conjunction with the adoption of SFAS No. 123(R), the Company changed its method of attributing the value of stock-based compensation expense from the accelerated multiple-option approach to the straight-line single option method. Compensation expense for all stock-based payment awards granted prior to 2006 will continue to be recognized using the accelerated multiple-option approach while compensation expense for all stock-based payment awards, with a service condition only, granted on or subsequent to January 1, 2006 is recognized using the straight-line single-option method. Stock-based payment awards granted on or subsequent to January 1, 2006, with both a service and market condition, will be recognized using the accelerated multiple-option approach as required under SFAS No. 123(R).

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

The fair value of the options granted during 2007, 2006 and 2005 was estimated as $ 6.56 per common share, $4.74 per common share and $5.49 per common share, respectively, on the date of grant using the Black-Scholes option–pricing model. The assumptions used in the Black-Scholes option-pricing model were as follows:

	2007	2006	2005
Expected volatility	28.9%	26.7%	29.4%
Risk-free interest rate	4.7%	4.6%	4.4%
Dividend yield	4.5%	4.8%	4.6%
Expected life	6.2 yrs	6.3 yrs	7.0 yrs

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

With respect to the accounting treatment of retirement eligibility provisions of employee stock-based compensation awards, the Company has historically followed the nominal vesting period approach. Upon the adoption of SFAS No. 123(R), the Company follows the non-substantive vesting period approach and recognizes compensation cost over a one-year period for awards granted to retirement-eligible employees, or over the period from the grant date to the date retirement eligibility is achieved if more than one year, but less than the vesting period. The impact of applying the non-substantive vesting period approach is not material to the Company’s consolidated financial statements.

As stock-based compensation expense recognized in the consolidated statements of earnings for the year ended December 31, 2007 and 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The Company estimates forfeitures at the time of grant and revises, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS No. 123 for the periods prior to 2006, the Company accounted for forfeitures as they occurred.

Special Note Regarding Forward-Looking Statements

This annual report and other written and oral statements the Company makes from time to time contain certain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by the fact they use words such as “should”, “expect”, “anticipate”, “estimate”, “target”, “may”, “project”, “guidance”, “intend”, “plan”, “believe” and other words and terms of similar meaning and expression in connection with any discussion of future operating or financial performance. One can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Such forward-looking statements are based on current expectations and involve inherent risks and uncertainties, including factors that could delay, divert or change any of them, and could cause actual outcomes to differ materially from current expectations. These statements are likely to relate to, among other things, the Company’s goals, plans and projections regarding its financial position, results of operations, cash flows, market position, product development, product approvals, sales efforts, expenses, performance or results of current and anticipated products and the outcome of contingencies such as legal proceedings, and financial results, which are based on current expectations that involve inherent risks and uncertainties, including internal or external factors that could delay, divert or change any of them in the next several years. The Company has included important factors in the cautionary statements included in this annual report, particularly under “Item 1A. Risk Factors,” that the Company believes could cause actual results to differ materially from any forward-looking statement.

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

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to market risk due to changes in currency exchange rates, interest rates and the deterioration of the credit and capital markets. To reduce that risk, the Company enters into certain derivative financial instruments, when available on a cost-effective basis, to hedge its underlying economic exposure. These instruments are managed on a consolidated basis to efficiently net exposures and thus take advantage of any natural offsets. Derivative financial instruments are not used for speculative purposes. Gains and losses on hedging transactions are offset by gains and losses on the underlying exposures being hedged. Any ineffective portion of hedges is reported in earnings as it occurs.

The Company’s primary net foreign currency translation exposures are the Euro, Canadian dollar, Japanese yen, Mexican peso and Chinese renminbi. The Company utilizes foreign currency contracts to hedge anticipated transactions, primarily intercompany transactions, on certain foreign currencies and designates these derivative instruments as foreign currency cash flow hedges when appropriate.

The table below summarizes the Company’s outstanding foreign exchange forward contracts as of December 31, 2007. The fair value of all foreign exchange forward contracts is based on year-end currency rates. The fair value of foreign exchange forward contracts should be viewed in relation to the fair value of the underlying hedged transactions and the overall reduction in exposure to adverse fluctuations in foreign currency exchange rates.

Dollars in Millions, except currency rates	Weighted-Average Strike Price	Notional Amount	Fair Value Asset/(Liability)	Maturity
Foreign Exchange Forwards:
Cash Flow Hedges
Australian Dollar	0.80	$72	$(6)	2008
British Pound	2.01	79	1	2008
Canadian Dollar	1.08	130	(12)	2008
Euro	1.36	636	(43)	2008
Japanese Yen	107.62	159	3	2008
Mexican Peso	10.95	54	1	2008
Polish Zloty	2.53	18	—	2008
Swedish Krona	6.48	47	—	2008
Swiss Franc	1.16	30	—	2008

Total Cash Flow Hedges		1,225	(56)

Non-Qualifying Hedges(1)
Australian Dollar	0.90	71	3	2008
British Pound	2.06	41	2	2008
Canadian Dollar	0.95	131	6	2008
Euro	1.45	13	(1)	2008
Japanese Yen	106.78	71	2	2008
Polish Zloty	2.53	61	(1)	2008
Turkish Lira	1.27	43	(2)	2008

Total Non-Qualifying Hedges		431	9

Total Contracts		$1,656	$(47)

(1)	Non-qualifying hedges are hedges that do not qualify for hedge accounting treatment as prescribed by SFAS 133, Accounting for Derivative Instruments and Hedging Activities.

At December 31, 2007, the Company held foreign exchange option contracts to buy and sell Japanese Yen. The total notional and fair market value for buy contracts is $145 million and $1 million, respectively, which are fully offset by the total notional and fair market value for sell contracts of $145 million and $1 million, respectively. At December 31, 2007, the Company held foreign exchange forward contracts with maturity dates in 2008; their notional amounts and fair values are expressed in the table below, dollars in millions:

Year of Maturity	Notional Amount	Fair Value
2008	$1,656	$(47)

At December 31, 2007, the fair value of the Company’s foreign exchange forward contracts was a net liability of $47 million, of which $16 million was recorded as a non-current asset and $63 million was recorded as a current liability. The Company estimates that a 10% appreciation or depreciation in the underlying currencies being hedged from their levels against the dollar as of December 31, 2007, with all other variables held constant, would decrease by $170 million or increase by $155 million, respectively, the fair value of foreign exchange forward contracts held at December 31, 2007.

The Company is obligated to settle foreign exchange forward contracts based on the specified contract rates. As of December 31, 2007, the balance of deferred losses on foreign exchange forward contracts included in accumulated other comprehensive income (OCI) on a pre-tax basis was $54 million ($37 million net of tax), all of which is expected to be reclassified into earnings within the next 12 months.

At December 31, 2006, the fair value of the Company’s foreign exchange forward contracts was a net liability of $33 million, of which $18 million was recorded as a non-current asset and $51 million was recorded as a current liability.

For the years ended December 31, 2007, 2006 and 2005, the impact of hedge ineffectiveness on earnings was not significant. Additionally, for the years ended December 31, 2007, 2006 and 2005, the impact of discontinued hedges was a pre-tax loss of $12 million, a pre-tax loss of $10 million and a pre-tax gain of $2 million, respectively. Furthermore, the Company uses foreign exchange forward contracts to offset its exposure to certain assets and liabilities and earnings denominated in foreign currencies. These foreign exchange forward contracts are not designated as hedges and, therefore, changes in the fair value of these derivatives are recognized in earnings as they occur. The notional and fair value amounts of foreign exchange forward contracts at December 31, 2007 are described in the table above. There were no foreign exchange forward contracts of this type outstanding at December 31, 2006. In 2007, the impact of foreign exchange forward contracts that are not designated as hedges was a pre-tax gain of $4 million. In 2006 and 2005, the amounts recognized in earnings related to foreign exchange forward contracts that did not qualify for hedge accounting treatment were not significant.

In addition to the foreign exchange hedge contracts noted above, the Company utilizes forward contracts to hedge foreign currency-denominated monetary assets and liabilities. The primary objective of these forward contracts is to protect the U.S. dollar value of foreign currency-denominated monetary assets and liabilities from the effects of volatility in foreign exchange rates that might occur prior to their receipt or settlement in U.S. dollars. These foreign currency-denominated monetary assets and liabilities are primarily denominated in Euro. The forward contracts are not designated as hedges and are marked to market through other expense, net. The notional and fair value amounts of purchased foreign exchange forward contracts were not material at December 31, 2007, and were $24 million and a $1 million asset, respectively, at December 31, 2006. There were no notional and fair value amounts of sold foreign exchange forward contracts at December 31, 2007, and $22 million and a $1 million liability, respectively, at December 31, 2006.

The Company uses non-U.S. dollar borrowings, primarily the €500 Million Notes due 2016 and the €500 Million Notes due 2021 to hedge the foreign currency exposures of the Company’s net investment in certain foreign affiliates. These non-U.S. dollar borrowings are designated as hedges of net investments. The effective portion of foreign exchange gains or losses on these hedges is recorded as part of the foreign currency translation component of accumulated OCI. At December 31, 2007 and 2006, $168 million and $27 million in losses, respectively, were recorded in the foreign currency translation component of accumulated OCI.

The Company uses derivative instruments as part of its interest rate risk management strategy. The derivative instruments used are comprised principally of fixed to floating rate interest rate swaps, which are subject to fair-value hedge accounting treatment. In November 2006, in connection with the funding of the retirement of the 2011 fixed rate debt, the Company executed several fixed to floating interest rate swaps to convert $1.3 billion and €1 billion ($1.3 billion at inception) of the Company’s newly issued fixed rate debt to be paid in 2016, 2021 and 2036 to variable rate debt. The total notional amount of outstanding interest rate swaps were $2.6 billion and €1 billion ($1.5 billion) as of December 31, 2007 and $2.6 billion and €1 billion ($1.3 billion) as of December 31, 2006. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the Company recognized a net increase in interest expense of $13 million and $18 million in 2007 and 2006, respectively, and a net reduction in interest expense of $54 million in 2005 from the impact of interest rate swaps.

SFAS No. 133 requires the revaluation, at fair value, of the swap contracts as well as the underlying debt being hedged. As such, the swap contracts and the underlying debt have been revalued resulting in an increase in non-current assets of $72 million and current liabilities of $96 million, and a reduction in long-term debt of $24 million at December 31, 2007, and an increase in non-current assets of $7 million and current liabilities of $57 million, and a reduction in long-term debt of $50 million at December 31, 2006. Swap contracts are generally held to maturity and are intended to create an appropriate balance of fixed and floating rate debt for the Company. Swap contracts that qualify as fair value hedges that are terminated prior to their maturity dates are reported as part of the carrying value of the underlying debt and are amortized to earnings over the remaining life of the debt. Swap contracts that qualify as cash flow hedges that are terminated are reported in accumulated OCI and amortized to earnings over the remaining life of the debt. The following tables summarize the interest rate swaps outstanding as of December 31, 2007 and the earnings impact from terminated interest rate swap contracts for 2007, 2006 and 2005:

Interest Rate Swaps Outstanding

Interest Rate Contracts	Notional Amount of Underlying Debt	Variable Rate Received	Year of Transaction	Maturity	Fair Value
Dollars in Millions
Swaps associated with:
4.00% Notes due 2008	$400	1 month U.S. $ LIBOR +0.35%	2003	2008	$(2)
5.25% Notes due 2013	600	1 month U.S. $ LIBOR +0.42%	2003	2013	16
4.375% €500 Million Notes due 2016	725	3 month EUR € EURIBOR +0.40%	2006	2016	(37)
4.625% €500 Million Notes due 2021	725	3 month EUR € EURIBOR +0.56%	2006	2021	(57)
7.15% Notes due 2023	350	1 month U.S. $ LIBOR +1.66%	2004	2023	20
5.875% Notes due 2036	1,250	1 month U.S. $ LIBOR +0.62%	2006	2036	36

	$4,050				$(24)

Earnings Impact from Terminated Interest Rate Swap Contracts

	Year of Termination	Notional Amount of Underlying Debt	Total Pre-Tax Deferred Gain/(Loss)	Pre-Tax Income/(Expense) Recognized
				2007	2006	2005
Interest Rate Contracts
Dollars in Millions
Interest rate swap lock associated with:
5.75% Notes due 2011 (1)	2001	$2,500	$(58)	$—	$(37)	$(5)
4.75% Note due 2006 (2)	2001	2,000	(48)	—	—	(15)
Swaps associated with:
4.75% Notes due 2006 (2)	2005	2,000	(13)	—	—	(13)
5.75% Notes due 2011(1)	2005	500	(23)	—	(21)	(2)
6.8% Notes due 2026 (3)	2005	350	39	1	1	—
5.75% Notes due 2011 (1)	2006	2,000	(62)	—	(62)	—

			$(165)	$1	$(119)	$(35)

(1)	The underlying 2011 Notes were extinguished in 2006.
(2)	The underlying 2006 Notes were extinguished in 2005.
(3)	The underlying 2026 Notes have not been extinguished.

At December 31, 2007, the Company held interest rate swap contracts with a notional value of $2.6 billion and €1.0 billion ($1.5 billion) and a fair value of a net liability of $24 million. It is estimated that an increase or decrease of 100 and 200 basis points in short-term or long-term interest rates would not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

The Company had $4,381 million and $7,248 million of long-term debt outstanding at December 31, 2007 and 2006, respectively. For additional information, see “Item 8. Financial Statements—Note 15. Short-Term Borrowings and Long-Term Debt” and “—Note 18. Financial Instruments.”

The Company’s marketable securities at December 31, 2007 consisted of U.S. dollar denominated floating rate securities (FRS), which are primarily ‘AAA/Aaa’ rated. FRS are long long-term debt securities with coupons that are reset periodically against a benchmark interest rate. The underlying assets of the Company’s FRS consist of primarily investment grade corporate bonds and loans. The Company accounts for its marketable securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and classifies them as “available for sale.” The carrying value of FRS was reduced by $25 million, from

$362 million to $337 million at December 31, 2007, reflecting the change in fair market value. The Company assessed this decline in fair market value to be temporary, and recorded a pre-tax $25 million reduction ($16 million net of tax) in shareholders’ equity in accumulated OCI.

In addition, at December 31, 2007, the Company had $811 million of principal invested in auction rate securities (ARS). The ARS held by the Company are private placement securities with long-term nominal maturities for which the interest rates are reset through a dutch auction each month. The monthly auctions historically have provided a liquid market for these securities. The Company’s investments in ARS represent interests in collateralized debt obligations supported by pools of residential and commercial mortgages or credit cards, insurance securitizations and other structured credits, including corporate bonds. Some of the underlying collateral for the ARS held by the Company consists of sub-prime mortgages.

Consistent with the Company’s investment policy guidelines, the ARS investments held by the Company all had AAA/Aaa credit ratings at the time of purchase. With the liquidity issues experienced in global credit and capital markets, the ARS held by the Company at December 31, 2007 have experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders. In addition, in the fourth quarter of 2007, $79 million of principal invested in ARS held by the Company were downgraded and others were placed on credit watch. All of these securities retain at least one AAA rating as of December 31, 2007.

The estimated market value of the Company’s ARS holdings at December 31, 2007 was $419 million, which reflects a $392 million adjustment to the principal value of $811 million. Although the ARS continue to pay interest according to their stated terms, based on third-party valuation models and an analysis of other-than-temporary impairment factors, the Company has recorded a pre-tax impairment charge of $275 million in the fourth quarter of 2007, reflecting the portion of ARS holdings that the Company has concluded have an other-than-temporary decline in value. In addition, the Company recorded an unrealized loss of $117 million (pre-tax and net of tax) in accumulated OCI as a reduction in shareholders’ equity, reflecting adjustments to ARS holdings that the Company has concluded have a temporary decline in value. The $275 million impairment charge does not have a material impact on the Company’s liquidity or financial flexibility.

Due to the lack of availability of observable market quotes on the Company’s investment portfolio of marketable securities and ARS, the Company utilizes valuation models including those that are based on expected cash flow streams and collateral values, including assessments of counterparty credit quality, default risk underlying the security, discount rates and overall capital market liquidity. The valuation of the Company’s investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact the Company’s valuation include changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity.

The credit and capital markets have continued to deteriorate in 2008. If uncertainties in these markets continue, these markets deteriorate further or the Company experiences any additional ratings downgrades on any investments in its portfolio (including on ARS), the Company may incur additional impairments to its investment portfolio, which could negatively affect the Company’s financial condition, cash flow and reported earnings.

Marketable securities at December 31, 2006 consisted of U.S. dollar-denominated ARS and FRS. The principal values of ARS and FRS were $1,462 million and $466 million, respectively. The Company’s carrying value of ARS and FRS at December 31, 2006 was at principal value, which approximated fair value.

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED STATEMENTS OF EARNINGS

Dollars and Shares in Millions, Except Per Share Data

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

	Year Ended December 31,
	2007	2006	2005
EARNINGS
Net Sales	$19,348	$17,256	$18,605

Costs of products sold	6,218	5,739	5,737
Marketing, selling and administrative	4,855	4,800	4,989
Advertising and product promotion	1,465	1,340	1,464
Research and development	3,282	2,991	2,678
Acquired in-process research and development	230	—	—
Provision for restructuring, net	183	59	32
Litigation expense, net	14	302	269
Gain on sale of product assets and businesses	(273)	(200)	(569)
Equity in net income of affiliates	(524)	(474)	(334)
Other expense, net	364	299	35

Total expenses, net	15,814	14,856	14,301

Earnings from Continuing Operations Before Minority Interest and Income Taxes	3,534	2,400	4,304
Provision for income taxes	803	538	870
Minority interest, net of taxes	763	440	592

Net Earnings from Continuing Operations	1,968	1,422	2,842

Discontinued Operations:
Earnings, net of taxes	197	163	145
Gain on disposal, net of taxes	—	—	13

	197	163	158

Net Earnings	$2,165	$1,585	$3,000

Earnings per Common Share
Basic:
Net Earnings from Continuing Operations	$1.00	$0.73	$1.45
Discontinued Operations:
Earnings, net of taxes	0.10	0.08	0.07
Gain on disposal, net of taxes	—	—	0.01

Net Earnings per Common Share	$1.10	$0.81	$1.53

Diluted:
Net Earnings from Continuing Operations	$0.99	$0.73	$1.44
Discontinued Operations:
Earnings, net of taxes	0.10	0.08	0.07
Gain on disposal, net of taxes	—	—	0.01

Net Earnings per Common Share	$1.09	$0.81	$1.52

Average Common Shares Outstanding
Basic	1,970	1,960	1,952
Diluted	1,980	1,963	1,983
Dividends declared per common share	$1.15	$1.12	$1.12

The accompanying notes are an integral part of these financial statements.

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE

INCOME AND RETAINED EARNINGS

Dollars in Millions

	Year Ended December 31,
	2007	2006	2005
COMPREHENSIVE INCOME

Net Earnings	$2,165	$1,585	$3,000

Other Comprehensive Income/(Loss):
Foreign currency translation, no tax effect in 2007 and 2006 and net of tax liability of $3 in 2005	99	129	(270)
Deferred gains/(losses) on derivatives qualifying as hedges, net of tax benefit of $9 in 2007 and $10 in 2006 and net of tax liability of $122 in 2005	(14)	(39)	325
Minimum pension liability adjustment, net of tax liability of $44 in 2006 and net of tax benefit of $4 in 2005	—	82	(6)
Deferred gains on pension and other postretirement benefits, net of tax liability of $102 in 2007	238	—	—
Deferred gains/(losses) on available for sale securities, net of tax benefit of $19 in 2007, net of tax liability of $6 in 2006 and net of tax benefit of $12 in 2005	(139)	12	(22)

Total Other Comprehensive Income	184	184	27

Comprehensive Income	$2,349	$1,769	$3,027

RETAINED EARNINGS

Retained Earnings, January 1	$19,845	$20,464	$19,651
Cumulative effect of adoption of FIN No. 48	27	—	—
Net earnings	2,165	1,585	3,000
Cash dividends declared	(2,275)	(2,204)	(2,187)

Retained Earnings, December 31	$19,762	$19,845	$20,464

The accompanying notes are an integral part of these financial statements.

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED BALANCE SHEETS

Dollars in Millions, Except Per Share Data

	December 31,
	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$1,801	$2,018
Marketable securities	424	1,995
Receivables, net of allowances of $180 and $150	4,240	3,247
Inventories, net	2,162	2,079
Deferred income taxes, net of valuation allowances	851	649
Prepaid expenses	310	314
Assets held for sale	560	—

Total Current Assets	10,348	10,302

Property, plant and equipment, net	5,650	5,673
Goodwill	4,998	4,829
Other intangible assets, net	1,330	1,852
Deferred income taxes, net of valuation allowances	2,716	2,577
Other assets	1,130	342

Total Assets	$26,172	$25,575

LIABILITIES

Current Liabilities:
Short-term borrowings	$1,891	$187
Accounts payable	1,442	1,239
Accrued expenses	2,951	2,332
Deferred income	447	411
Accrued rebates and returns	763	823
U.S. and foreign income taxes payable	296	444
Dividends payable	614	552
Accrued litigation liabilities	205	508
Liabilities related to assets held for sale	35	—

Total Current Liabilities	8,644	6,496

Pension liabilities and other postretirement liabilities	782	942
Deferred income	714	354
U.S. and foreign income taxes payable	537	—
Other liabilities	552	544
Long-term debt	4,381	7,248

Total Liabilities	15,610	15,584

Commitments and contingencies (Note 22)

STOCKHOLDERS’ EQUITY

Preferred stock, $2 convertible series: Authorized 10 million shares; issued and outstanding 5,815 in 2007 and 6,001 in 2006, liquidation value of $50 per share	—	—
Common stock, par value of $.10 per share: Authorized 4.5 billion shares; 2.2 billion issued in both 2007 and 2006	220	220
Capital in excess of par value of stock	2,722	2,626
Restricted stock	(97)	(128)
Accumulated other comprehensive loss	(1,461)	(1,645)
Retained earnings	19,762	19,845

	21,146	20,918
Less cost of treasury stock — 226 million common shares in 2007 and 238 million in 2006	(10,584)	(10,927)

Total Stockholders’ Equity	10,562	9,991

Total Liabilities and Stockholders’ Equity	$26,172	$25,575

The accompanying notes are an integral part of these financial statements.

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollars in Millions

	Year Ended December 31,
	2007	2006	2005
Cash Flows From Operating Activities:
Net earnings	$2,165	$1,585	$3,000
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	542	564	577
Amortization	350	363	352
Deferred income tax benefits	(416)	(236)	(812)
Litigation settlement expense, net of recoveries	14	302	269
Stock-based compensation expense	133	112	—
Provision for restructuring	183	59	32
Gain on sale of product asset and businesses	(273)	(207)	(632)
Deferred income recognized	—	—	(143)
Acquired in-process research and development	230	—	—
Impairment charges and asset write-offs	379	120	42
Loss on disposal of property, plant and equipment and investment in other companies	50	26	36
Deferred expenses on extinguishment of long-term debt	—	62	—
(Under)/over distribution of earnings from affiliates	(36)	(35)	50
Unfunded pension expense	(10)	8	(31)
Changes in operating assets and liabilities:
Receivables	(461)	210	539
Inventories	(54)	78	(370)
Prepaid expenses and other assets	33	(43)	38
Litigation settlement payments, net of insurance recoveries	(318)	(272)	11
Accounts payable and accrued expenses	506	(460)	(378)
Product liability	(21)	(50)	(48)
U.S. and foreign income taxes payable	(199)	(91)	(534)
Deferred income and other liabilities	356	(12)	(162)

Net Cash Provided by Operating Activities	3,153	2,083	1,836

Cash Flows From Investing Activities:
Proceeds from marketable securities	20,634	31,479	29,532
Purchases of marketable securities	(19,878)	(30,717)	(28,489)
Additions to property, plant and equipment and capitalized software	(843)	(785)	(738)
Proceeds from disposal of property, plant and equipment and investment in other companies	44	10	73
Proceeds from sale of product assets and businesses	273	226	843
Proceeds from sale and leaseback of properties	—	281	—
Milestone payments	—	(280)	—
Purchase of Adnexus Therapeutics, net of cash acquired	(432)	—	—
Purchases of other investments	—	(8)	(30)

Net Cash (Used in)/Provided by Investing Activities	(202)	206	1,191

Cash Flows From Financing Activities:
Short-term (repayments)/borrowings	(33)	30	(1,625)
Long-term borrowings	—	2,506	2,510
Long-term debt repayments	(1,300)	(3,700)	(2,502)
Charges on extinguishment of long-term debt	—	(158)	—
Issuances of common stock under stock plans and excess tax benefits from share-based payment arrangements	333	170	166
Dividends paid	(2,213)	(2,199)	(2,186)

Net Cash Used in Financing Activities	(3,213)	(3,351)	(3,637)

Effect of Exchange Rates on Cash and Cash Equivalents	45	30	(20)

Decrease in Cash and Cash Equivalents	(217)	(1,032)	(630)
Cash and Cash Equivalents at Beginning of Period	2,018	3,050	3,680

Cash and Cash Equivalents at End of Period	$1,801	$2,018	$3,050

The consolidated statements of cash flows include the activities of the Medical Imaging business.

The accompanying notes are an integral part of these financial statements.

Note 1 ACCOUNTING POLICIES

Basis of Consolidation

The consolidated financial statements, prepared in conformity with United States (U.S.) generally accepted accounting principles (GAAP), include the accounts of Bristol-Myers Squibb Company (BMS, the Company or Bristol-Myers Squibb) and all of its controlled majority-owned subsidiaries. All intercompany balances and transactions have been eliminated. Certain prior year amounts have been reclassified to conform to the current year presentation.

Use of Estimates

The preparation of financial statements requires the use of estimates and assumptions, based on complex judgments that are considered reasonable, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant assumptions are employed in estimates used in determining values of intangible assets, restructuring charges and accruals, sales rebate and return accruals, legal contingencies, tax assets and tax liabilities, stock-based compensation costs, retirement and postretirement benefits (including the actuarial assumptions), financial instruments with no observable market quotes, as well as in estimates used in applying the revenue recognition policy. Actual results may or may not differ from estimated results.

Revenue Recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104, Revenue Recognition, when title and substantially all the risks and rewards of ownership have transferred to the customer. Generally, revenue is recognized at time of shipment. However, in the case of certain sales made by the Nutritionals and ConvaTec segments and certain non-U.S. businesses within the Pharmaceuticals segment, revenue is recognized on the date of receipt by the purchaser. In accordance with Statements of Financial Accounting Standards (SFAS) No. 48, Revenue Recognition When Right of Return Exists, revenues are reduced at the time of recognition to reflect expected returns that are estimated based on historical experience and business trends. Additionally, in accordance with Emerging Issues Task Force (EITF) Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products), provisions are made at the time of revenue recognition for discounts, rebates and estimated sales allowances based on historical experience updated for changes in facts and circumstances, as appropriate. Such provisions are recorded as a reduction of revenue.

In the case of new products for which the product introduction is not an extension of an existing line of product, where the Company determines that there are not products in a similar therapeutic category, or where the Company determines the new product has dissimilar characteristics with existing products such that the Company cannot reliably estimate expected returns of the new product, the Company defers recognition of revenue until the right of return no longer exists or until the Company has developed sufficient historical experience to estimate sales returns.

Sales Rebate and Return Accruals

Medicaid rebate accruals were $125 million and $137 million at December 31, 2007 and 2006, respectively; Women, Infants and Children (WIC) rebate accruals were $198 million and $230 million at December 31, 2007 and 2006, respectively; sales return accruals were $178 million and $221 million at December 31, 2007 and 2006, respectively; and managed health care rebate and other contractual discount accruals were $134 million and $111 million at December 31, 2007 and 2006, respectively. These and other rebate accruals were established in the same period the related revenue was recognized, resulting in a reduction to sales and the establishment of a liability, which is included in accrued liabilities. An accrual is recorded based on an estimate of the proportion of recorded revenue that will result in a rebate or return. Prime vendor charge-back accruals, established in a similar manner, are recorded as a reduction to accounts receivable and were $70 million and $63 million at December 31, 2007 and 2006, respectively.

Income Taxes

The provision for income taxes has been determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax bases of the Company’s assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. The assessment of whether or not a valuation allowance is required often requires significant judgment including the long-range forecast of future taxable income and the evaluation of tax planning initiatives. Adjustments to the deferred tax valuation allowances are made to earnings in the period when such assessments are made. As of December 31, 2007 and 2006, the Company had net deferred tax assets of $3,483 million and $3,154 million, respectively, net of valuation allowances of $1,950 million and $625 million, respectively.

Note 1 ACCOUNTING POLICIES (Continued)

The Company has recorded significant deferred tax assets at December 31, 2007 related to U.S. foreign tax credit carryforwards of approximately $1,140 million, U.S. research tax credit carryforwards of approximately $275 million and charitable contribution carryforwards of $80 million. The charitable contribution carryforwards expire in varying amounts beginning in 2009, while the foreign tax credit and research tax credit carryforwards expire in varying amounts beginning in 2012. The foreign tax credit and research credit have been reduced due to derecognition under Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109. Realization of these credits and charitable contribution carryforwards is dependent on generating sufficient domestic taxable income prior to their expiration. Although realization is not assured, management believes it is more likely than not that these deferred tax assets will be realized. The Company anticipates increasing its level of domestic profitability over time by undertaking actions such as its Productivity Transformation Initiative (PTI), increasing its biologics manufacturing capacity in the U.S. and implementing tax planning strategies. While increasing domestic profitability will likely cause the Company’s effective tax rate to increase, it will also further enhance the Company’s ability to utilize its foreign tax credit, research tax credit and charitable contribution carryforwards.

The Company conducts business in various countries throughout the world and is subject to tax in numerous jurisdictions. As a result of its business activities, the Company files a significant number of tax returns that are subject to examination by various Federal, state and local tax authorities. Tax examinations are often complex, as tax authorities may disagree with the treatment of items reported by the Company and may require several years to resolve. The Company establishes liabilities for possible assessments by tax authorities resulting from known tax exposures including, but not limited to, transfer pricing matters, tax credits and deductibility of certain expenses. Such liabilities represent a reasonable provision for taxes ultimately expected to be paid, and may need to be adjusted over time as more information becomes known. The effect of changes in estimates related to contingent tax liabilities is included in the effective tax rate reconciliation in “—Note 8. Income Taxes.”

In July 2006, the FASB issued FIN No. 48, which, in the case of the Company, was effective as of January 1, 2007. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN No. 48 requires that all tax positions be evaluated using a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Differences between tax positions taken in a tax return and amounts recognized in the financial statements are recorded as adjustments to income taxes payable or receivable, or adjustments to deferred taxes, or both. FIN No. 48 also requires expanded disclosure at the end of each reporting period including a tabular reconciliation of unrecognized tax benefits. The Company adopted FIN No. 48 on January 1, 2007. As a result of the adoption of this accounting pronouncement, the Company recognized $27 million of previously unrecognized tax benefits, which was accounted for as an increase to the opening balance of retained earnings. In May 2007, the FASB issued FASB Staff Position (FSP) FIN No. 48-1, Definition of Settlement in FASB Interpretation No. 48, which is effective retroactively to January 1, 2007. FSP FIN No. 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The adoption of FSP FIN No. 48-1 did not have any effect on the Company’s consolidated financial statements.

As previously reported, upon the adoption of FIN No. 48, the Company’s total amount of uncertain tax benefits as of January 1, 2007, net of deferred income tax benefits, and excluding interest and penalties, was $960 million. In addition, the Company derecognized on adoption $180 million of unrecognized tax benefits, for which there is no tax rate impact when settled. As such, the gross unrecognized tax benefits at January 1, 2007 were $1,140 million.

As of December 31, 2007, the Company had approximately $14.1 billion of undistributed earnings of foreign subsidiaries for which taxes have not been provided as the Company has invested or expects to invest these undistributed earnings permanently offshore. If, in the future, these earnings are repatriated to the U.S., or if the Company determines such earnings will be remitted in the foreseeable future, additional tax provisions would be required. Due to complexities in the tax laws and the assumptions that would have to be made, it is not practicable to estimate the amounts of income taxes that would have to be provided.

Cash and Cash Equivalents

Cash and cash equivalents primarily consist of bank deposits, time deposits and money market funds. Cash equivalents are primarily highly liquid investments with original maturities of three months or less at the time of purchase and are recorded at cost, which approximates fair value. The Company maintains cash and cash equivalent balances in U.S. dollars and foreign currencies which are subject to currency rate risk.

Marketable Securities

The Company accounts for marketable securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company determined the appropriate classification of all marketable securities was “available-for-sale” at the time of purchase. As such, at December 31, 2007 and 2006, all of the Company’s investments in marketable securities were reported at fair value. Fair value is determined based on observable market quotes or valuation models using assessments of

Note 1 ACCOUNTING POLICIES (Continued)

counterparty credit worthiness, credit default risk or underlying security and overall capital market liquidity. Declines in fair value that are considered other than temporary are charged to earnings and those that are considered temporary are reported as a component of accumulated other comprehensive income (OCI) in stockholders’ equity. The Company uses the average cost method of determining the cost basis in computing realized gains and losses on the sale of its available-for-sale securities. Realized gains and losses are included in other income (expense).

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

Capitalized Software

Certain costs to obtain internal use software for significant systems projects are capitalized and amortized over the estimated useful life of the software, which ranges from 3 to 10 years. Costs to obtain software for projects that are not significant are expensed as incurred. Capitalized software, net of accumulated amortization, included in other intangible assets, was $248 million and $291 million at December 31, 2007 and 2006, respectively. Amortization expense was $116 million, $124 million and $116 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Investments

The Company accounts for 50% or less-owned companies over which it has the ability to exercise significant influence using the equity method of accounting, otherwise the cost method is used. The Company’s share of net income or losses of equity investments is included in equity in net income of affiliates in the consolidated statement of earnings. Losses are recognized in other income (expense) when a decline in market value is deemed to be other than temporary. The Company reviews its equity investments for impairment based on its determination of whether the decline in market value of the investment below the Company’s carrying value is other than temporary. In making this determination, the Company considers Accounting Principles Board (APB) Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock and related interpretations, which set forth factors to be evaluated in determining whether a loss in value should be recognized, including the Company’s ability to hold its investment, the market price and market price fluctuations of the investment’s publicly traded shares and inability of the investee to sustain an earnings capacity, which would justify the carrying amount of the investment.

Goodwill and Other Intangible Assets

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is tested for impairment annually using a two-step process. The first step is to identify a potential impairment, and the second step measures the amount of the impairment loss, if any. Goodwill is deemed to be impaired if the carrying amount of a reporting unit’s goodwill exceeds its estimated fair value. The Company completed its annual goodwill impairment assessment in the first quarter of 2007 and monitored for any potential impairment in the remaining quarters of 2007, neither of which indicated an impairment of goodwill.

Other intangible assets, consisting of patents, trademarks, technology, licenses, and capitalized software, are amortized on a straight-line basis over their useful lives, ranging from 3 to 17 years. Such intangible assets, other than capitalized software, are deemed to be impaired if their net carrying value exceeds their estimated fair value. Capitalized software is evaluated for impairment as described under “—Impairment of Long-Lived Assets” above.

Note 1 ACCOUNTING POLICIES (Continued)

Restructuring

To streamline operations and rationalize manufacturing facilities, the Company has periodically recorded restructuring charges. As a result, the Company has made estimates and judgments regarding its future plans, including future termination benefits and other exit costs to be incurred when the restructuring actions take place. Actual results may vary from these estimates.

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

Contingencies

In the normal course of business, the Company is subject to loss contingencies, such as legal proceedings and claims arising out of its business, that cover a wide range of matters, including, among others, government investigations, shareholder lawsuits, product and environmental liability, and tax matters. In accordance with SFAS No. 5, Accounting for Contingencies, the Company records accruals for such loss contingencies when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. The Company, in accordance with SFAS No. 5, does not recognize gain contingencies until realized. For a discussion of contingencies, see “—Note 8. Income Taxes” and “—Note 22. Legal Proceedings and Contingencies.”

Derivative Financial Instruments

Derivative financial instruments are used by the Company principally in the management of its interest rate and foreign currency exposures. The Company does not hold or issue derivative financial instruments for speculative purposes.

The Company records all derivative instruments on the balance sheet at fair value. Changes in a derivative’s fair value are recognized in earnings unless specific hedge criteria are met. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in the consolidated statement of earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in OCI and are subsequently recognized in the consolidated statement of earnings when the hedged item affects earnings; cash flows are classified consistent with the underlying hedged item. For purchased foreign currency options, the entire change in fair value is included in the measurement of hedge effectiveness for cash flow hedges. Ineffective portions of changes in the fair value of cash flow hedges, if any, are recognized as a charge or credit to earnings.

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

Shipping and Handling Costs

The Company typically does not charge customers for shipping and handling costs. Therefore, shipping and handling costs are included in marketing, selling and administrative expenses and were $262 million in 2007, $251 million in 2006 and $230 million in 2005.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense was $505 million, $474 million and $500 million in 2007, 2006 and 2005, respectively.

Note 1 ACCOUNTING POLICIES (Continued)

Research and Development

Research and development costs are expensed as incurred. The Company from time to time will enter into strategic alliances with third parties, which give the Company rights to develop, manufacture, market and/or sell pharmaceutical products, the rights to which are owned by such third parties. As a result of these alliances, the Company may be obligated to make payments to alliance partners in connection with research and development contingent upon the achievement of certain pre-determined criteria. For milestones achieved prior to regulatory approval of the product, such payments are expensed as research and development. Milestone payments made in connection with regulatory approvals, including non-U.S. regulatory approvals and additional indications, are capitalized and amortized to cost of products sold over the remaining useful life of the asset. All capitalized milestone payments are tested for recoverability periodically or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The Company records research and development, net of reimbursements, in connection with collaboration agreements.

Acquired In-Process Research and Development

The fair value of in-process research and development acquired in a business combination is determined based on the present value of each research project’s projected cash flows. An income approach is utilized that is consistent with guidance in the practice aid issued by the American Institute of Certified Public Accountants, Assets Acquired in Business Combinations to Be Used in Research and Development Activities: A Focus on Software, Electronic Devices and Pharmaceutical Industries. Future cash flows are predominately based on the net income forecast of each project, consistent with historical pricing, margins and expense levels of similar products. Revenues are estimated based on relevant market size and growth factors, expected industry trends, individual project life cycles and the life of each research project’s underlying patent. In determining the fair value of each research project, expected revenues are first adjusted for technical risk of completion. The resulting cash flows are then discounted at a rate approximating the Company’s weighted-average cost of capital. Other acquired in-process research and development is expensed as incurred when the underlying product has not received regulatory approval and does not have any future alternative use. In addition, costs that are nonrefundable, related to the acquisition or licensing of products that have not yet received regulatory approval to be marketed and that have no alternative future use, are charged to earnings as incurred.

Earnings Per Share

Basic earnings per common share are computed using the weighted-average number of shares outstanding during the year. Diluted earnings per common share are computed using the weighted-average number of shares outstanding during the year plus the incremental shares outstanding assuming the exercise of dilutive stock options, restricted stock and convertible instruments.

Foreign Currency Translation

The statements of earnings of the Company’s foreign subsidiaries are translated into U.S. dollars using average exchange rates. The net assets of the Company’s foreign subsidiaries are translated into U.S. dollars using current exchange rates. The U.S. dollar effects that arise from translating the net assets of these subsidiaries at changing rates are recorded in the foreign currency translation adjustment account, which is included in accumulated OCI.

Recently Issued Accounting Standards

At its December 2007 meeting, the FASB ratified the consensus reached by the EITF in issue No. 07-1, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property. The EITF concluded that a collaborative arrangement is one in which the participants are actively involved and are exposed to significant risks and rewards that depend on the ultimate commercial success of the endeavor. Revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, and other accounting literature. Payments to or from collaborators would be evaluated and presented based on the nature of the arrangement and its terms, the nature of the entity’s business, and whether those payments are within the scope of other accounting literature. The nature and purpose of collaborative arrangements are to be disclosed along with the accounting policies and the classification and amounts of significant financial statement amounts related to the arrangements. Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however required disclosure under EITF 07-1 applies to the entire collaborative agreement. This Issue is effective for fiscal years beginning after December 15, 2008, and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. The Company is currently in the process of evaluating the impact of adopting this pronouncement.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which replaces SFAS No. 141, Business Combinations, and requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This Statement also requires the

Note 1 ACCOUNTING POLICIES (Continued)

acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values. SFAS No. 141(R) makes various other amendments to authoritative literature intended to provide additional guidance or to confirm the guidance in that literature to that provided in this Statement. This Statement applies to business combinations for which the acquisition date is on or after December 15, 2008. The Company is currently in the process of evaluating the impact of adopting this pronouncement.

In December 2007, FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. SFAS No. 160 establishes accounting and reporting standards that require the ownership interests in subsidiaries held by parties other than the parent to be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. This statement also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of income. Changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary must be accounted for consistently, and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary must be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontrolling equity investment. The Statement also requires entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This Statement is effective for fiscal years beginning after December 15, 2008. The Company is currently in the process of evaluating the impact of adopting this pronouncement.

In June 2007, the EITF reached a consensus on Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received to Be Used in Future Research and Development Activities. Nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided. This Issue is effective for fiscal years beginning after December 15, 2007, and earlier application is not permitted. The pronouncement is not expected to have a material effect on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, which permits an entity to measure certain financial assets and financial liabilities at fair value. The objective of SFAS No. 159 is to improve financial reporting by allowing entities to mitigate volatility in reported earnings caused by the measurement of related assets and liabilities using different attributes, without having to apply complex hedge accounting provisions. Under SFAS No. 159, entities that elect the fair value option (by instrument) will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option election is irrevocable, unless a new election date occurs. SFAS No. 159 establishes presentation and disclosure requirements to help financial statement users understand the effect of the entity’s election on its earnings, but does not eliminate disclosure requirements of other accounting standards. Assets and liabilities that are measured at fair value must be displayed on the face of the balance sheet. This Statement is effective for fiscal years beginning after November 15, 2007. The Company did not elect early adoption of this pronouncement as permitted. The adoption of this accounting pronouncement is not expected to have a material effect on the Company’s consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This pronouncement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement is effective for fiscal years beginning after November 15, 2007. On November 14, 2007, the FASB agreed to a one-year deferral for the implementation of SFAS No. 157 for other non-financial assets and liabilities. The adoption of this accounting pronouncement is not expected to have a material effect on the Company’s consolidated financial statements for financial assets and liabilities and any other assets and liabilities carried at fair value. The Company is currently in the process of evaluating the impact of adopting this pronouncement for other non-financial assets or liabilities.

Note 1 ACCOUNTING POLICIES (Continued)

In September 2006, the U.S. Securities and Exchange Commission (SEC) issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying the Misstatements in Current Year Financial Statements, that expresses the staff’s views regarding the process of quantifying financial statement misstatements. This bulletin is effective for any interim period of the first fiscal year ending after November 15, 2006. SAB No. 108 requires that companies utilize a “dual approach” to assess the quantitative effects of financial statement misstatements. The dual approach includes both an income statement focus and balance sheet focus assessment. The adoption of this bulletin did not have any effect on the Company’s consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, which, in the case of the Company, is effective as of January 1, 2007. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN No. 48 requires that all tax positions be evaluated using a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Differences between tax positions taken in a tax return and amounts recognized in the financial statements are recorded as adjustments to income taxes payable or receivable, or adjustments to deferred taxes, or both. FIN No. 48 also requires expanded disclosure at the end of each reporting period including a tabular reconciliation of unrecognized tax benefits. The Company adopted FIN No. 48 on January 1, 2007. As a result of the adoption of this accounting pronouncement, the Company recognized $27 million of previously unrecognized tax benefits, which was accounted for as an increase to the opening balance of retained earnings. In May 2007, the FASB issued FSP FIN No. 48-1, Definition of Settlement in FASB Interpretation No. 48, which is effective retroactively to January 1, 2007. FSP FIN No. 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The adoption of FSP FIN No. 48-1 did not have any effect on the Company’s consolidated financial statements.

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

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140. This pronouncement primarily resolves certain issues addressed in the implementation of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, concerning beneficial interests in securitized financial assets. The Statement is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring after the beginning of the 2007 fiscal year. The adoption of this accounting pronouncement did not have a material effect on the Company’s consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3. This pronouncement applies to all voluntary changes in accounting principle, and revises the requirements for accounting for and reporting a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle, unless it is impracticable to do so. This pronouncement also requires that a change in the method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of SFAS No. 154. The adoption of this accounting pronouncement did not have a material effect on the Company’s consolidated financial statements.

In March 2005, the FASB issued FIN No. 47, Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143. FIN No. 47 clarifies that an entity must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. Asset retirement obligations covered by FIN No. 47 are those for which an entity has a legal obligation to perform an asset retirement activity, even if the timing and method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This Interpretation was effective no later than the end of fiscal years ending after December 15, 2005. The Company adopted the provisions of FIN No. 47 in the fiscal year ended December 31, 2005, and adoption of this accounting pronouncement did not have a material effect on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123(R)), which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors based on estimated fair values. SFAS No. 123(R) supersedes the Company’s previous accounting under APB No. 25, Accounting for Stock Issued to Employees, for periods beginning January 1, 2006. In March 2005, the SEC issued SAB No. 107, Share-Based

Note 1 ACCOUNTING POLICIES (Continued)

Payment, relating to SFAS No. 123(R). The Company has applied the provisions of SAB No. 107 in its adoption of SFAS No. 123(R). The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, and has elected the alternative method as provided in FSP No. 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards, in determining the Company’s pool of excess tax benefits. The Company’s consolidated financial statements for the year ended December 31, 2006 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Stock-based compensation expense recognized under SFAS No. 123(R) for the year ended December 31, 2006 was $112 million ($73 million, net of tax) or $0.04 per share, with a corresponding amount recorded in additional paid-in capital within stockholders’ equity. Additionally, $10 million related to performance awards was reclassified from liabilities to stockholders’ equity in connection with the adoption of SFAS No. 123(R).

Note 2 ALLIANCES AND INVESTMENTS

Sanofi-Aventis

The Company has agreements with Sanofi-Aventis (Sanofi) for the codevelopment and cocommercialization of AVAPRO*/AVALIDE* (irbesartan), an angiotensin II receptor antagonist indicated for the treatment of hypertension and diabetic nephropathy, and PLAVIX* (clopidogrel), a platelet aggregation inhibitor. The worldwide alliance operates under the framework of two geographic territories; one in the Americas (principally the U.S., Canada, Puerto Rico and Latin American countries) and Australia and the other in Europe and Asia. Accordingly, two territory partnerships were formed to manage central expenses, such as marketing, research and development and royalties, and to supply finished product to the individual countries. In general, at the country level, agreements either to copromote (whereby a partnership was formed between the parties to sell each brand) or to comarket (whereby the parties operate and sell their brands independently of each other) are in place. The agreements expire on the later of (i) with respect to PLAVIX*, 2013 and, with respect to AVAPRO*/AVALIDE*, 2012 in the Americas and Australia and 2013 in Europe and Asia and (ii) the expiration of all patents and other exclusivity rights in the applicable territory. The Company acts as the operating partner for the territory covering the Americas and Australia and owns a 50.1% majority controlling interest in this territory. Sanofi’s ownership interest in this territory is 49.9%. As such, the Company consolidates all country partnership results for this territory and records Sanofi’s share of the results as a minority interest, net of taxes, which was $746 million in 2007, $428 million in 2006 and $578 million in 2005. The Company recorded sales in this territory and in comarketing countries in the territory covering Europe and Asia of $5,958 million in 2007, $4,355 million in 2006 and $4,805 million in 2005.

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

Sanofi acts as the operating partner of the territory covering Europe and Asia and owns a 50.1% majority financial controlling interest within this territory. The Company’s ownership interest in the partnerships within this territory is 49.9%. The Company accounts for the investment in partnership entities in this territory under the equity method and records its share of the results in equity in net income of affiliates in the consolidated statement of earnings. The Company’s share of net income from these partnership entities before taxes was $526 million in 2007, $439 million in 2006 and $345 million in 2005.

The Company routinely receives distributions of profits and provides funding for the ongoing operations of the partnerships in the territory covering Europe and Asia. These transactions are recorded as operating activities within the Company’s consolidated statement of cash flows.

In 2001, the Company and Sanofi (the Companies) formed an alliance for the copromotion of irbesartan, as part of which the Company contributed the irbesartan distribution rights in the U.S. and Sanofi paid the Company a total of $350 million in the two years ended December 31, 2002. The Company accounted for this transaction as a sale of an interest in a license. The $350 million was deferred and is being amortized to other income over the expected useful life of the license, which is approximately 11 years from the formation of the irbesartan copromotion alliance. The Company recognized other income of $32 million, $31 million and $31 million in 2007, 2006 and 2005, respectively. The unamortized portion of the deferred income is recorded in the liabilities section of the consolidated balance sheet and was $154 million and $186 million as of December 31, 2007 and 2006, respectively.

Note 2 ALLIANCES AND INVESTMENTS (Continued)

The following is the summarized financial information for the Company’s equity investments in the partnership with Sanofi for the territory covering Europe and Asia:

Dollars in Millions	2007	2006	2005
Revenues	$3,090	$2,785	$2,436
Gross profit	2,379	2,156	1,875
Net income	1,070	942	709
Current assets	1,727	1,595	1,398
Current liabilities	1,727	1,595	1,398

Otsuka

The Company has a worldwide commercialization agreement with Otsuka Pharmaceutical Co., Ltd. (Otsuka), to codevelop and copromote with Otsuka ABILIFY* (aripiprazole) for the treatment of schizophrenia and related psychiatric disorders, except in Japan, China, Taiwan, North Korea, South Korea, the Philippines, Thailand, Indonesia, Pakistan and Egypt. The product is currently copromoted with Otsuka in the United Kingdom (UK), Germany, France and Spain. In the U.S., Germany and Spain, where the product is invoiced to third-party customers by the Company on behalf of Otsuka, the Company records alliance revenue for its 65% contractual share of third-party net sales and records all expenses related to the product. The Company recognizes this alliance revenue when ABILIFY* is shipped and all risks and rewards of ownership have transferred to third-party customers. In the UK, France and Italy, where the Company is presently the exclusive distributor for the product, the Company records 100% of the net sales and related cost of products sold and expenses. The Company also has an exclusive right to sell ABILIFY* in other countries in Europe, the Americas and a number of countries in Asia. In these countries, the Company records 100% of the net sales and related cost of products sold.

Under the terms of the agreement, the Company purchases the product from Otsuka and performs finish manufacturing for sale by the Company or Otsuka to third-party customers. The agreement expires in November 2012 in the U.S. For the entire European Union, the agreement expires in June 2014. In each other country where the Company has the exclusive right to sell ABILIFY*, the agreement expires on the later of the 10th anniversary of the first commercial sale in such country or expiration of the applicable patent in such country.

The Company recorded total revenue for ABILIFY* of $1,660 million in 2007, $1,282 million in 2006 and $912 million in 2005. Total milestone payments made to Otsuka under the agreement through December 2007 were $217 million, of which $157 million was expensed as acquired in-process research and development in 1999. The remaining $60 million was capitalized in other intangible assets and is amortized in cost of products sold over the remaining life of the agreement in the U.S., ranging from 8 to 11 years. The Company amortized in cost of products sold $6 million in each of 2007, 2006 and 2005. The unamortized capitalized payment balance was $29 million and $35 million as of December 31, 2007 and 2006, respectively.

ImClone

The Company has a commercialization agreement expiring in September 2018 with ImClone Systems Incorporated (ImClone), a biopharmaceutical company focused on developing targeted cancer treatments, for the codevelopment and copromotion of ERBITUX* in the U.S. In 2004, the U.S. Food and Drug Administration (FDA) approved the Biologics License Application for ERBITUX* for use in combination with irinotecan in the treatment of patients with Epidermal Growth Factor Receptor (EGFR)-expressing, metastatic colorectal cancer (mCRC) who are refractory to irinotecan-based chemotherapy and for use as a single agent in the treatment of patients with EGFR-expressing mCRC who are intolerant to irinotecan-based chemotherapy. In March 2006, the FDA approved ERBITUX* for use in the treatment of squamous cell carcinoma of the head and neck in combination with radiation or as monotherapy. The Company paid $250 million as a milestone payment to ImClone for each of the FDA approvals in 2004 and 2006. Under the agreement, ImClone receives a distribution fee based on a flat rate of 39% of net sales in North America. In October 2007, the Company and ImClone amended their codevelopment agreement with Merck KGaA to provide for cocommercialization of ERBITUX* in Japan, which expires in 2032. ImClone has the ability to terminate the agreement after 2018 if they determine that it is commercially unreasonable for them to continue. ERBITUX* is not yet marketed in Japan, although an application has been submitted with the Japanese Pharmaceuticals and Medical Devices Agency for the use of ERBITUX* in treating patients with advanced colorectal cancer.

The Company accounts for the $500 million total approval milestones paid in 2004 and 2006 as license acquisitions, and amortizes the payments into the cost of products sold over the remaining term of the agreement, which ends in 2018. In 2007, 2006 and 2005, the Company amortized into cost of products sold $38 million, $34 million and $17 million, respectively. The unamortized portion of the approval payments is recorded in other intangible assets, and was $397 million and $435 million at December 31, 2007 and 2006, respectively.

Note 2 ALLIANCES AND INVESTMENTS (Continued)

The Company accounts for its investment in ImClone under the equity method and records its share of the results in equity in net income of affiliates in the consolidated statement of earnings. The Company’s recorded investment and the market value of its holdings in ImClone common stock was $114 million and approximately $619 million as of December 31, 2007, respectively, and $109 million and approximately $385 million as of December 31, 2006, respectively. The Company holds 14.4 million shares of ImClone stock, representing approximately 17% of ImClone’s shares outstanding at December 31, 2007 and 2006. On a per share basis, the carrying value of the ImClone investment and the closing market price of the ImClone shares as of December 31, 2007 were $7.92 and $43.00, respectively, compared to $7.59 and $26.76, respectively, as of December 31, 2006.

The Company determines its equity share in ImClone’s net income or loss by eliminating from ImClone’s results the milestone revenue ImClone recognizes for the $400 million in pre-approval milestone payments made by the Company from 2001 through 2003. The Company recorded $80 million of the pre-approval milestone payments as an equity investment and expensed the remaining $320 million as acquired in-process research and development during that period. Milestone revenue recognized by ImClone in excess of $400 million is not eliminated by the Company in determining its equity share in ImClone’s results. For its share of ImClone’s results of operations, the Company recorded net income of $7 million in 2007, net income of $43 million in 2006 and a net loss of $5 million in 2005. The Company recorded net sales for ERBITUX* of $692 million in 2007, $652 million in 2006 and $413 million in 2005.

Gilead

In 2004, the Company and Gilead Sciences, Inc. (Gilead) entered into a joint venture to develop and commercialize a fixed-dose combination of the Company’s SUSTIVA (efavirenz) and Gilead’s TRUVADA* (emtricitabine and tenofovir disoproxil fumarate) in the U.S. In July 2006, the FDA granted approval of ATRIPLA* (efavirenz 600 mg/ emtricitabine 200 mg/ tenofovir disoproxil fumarate 300 mg) for the treatment of human immunodeficiency virus infection in adults. In September 2006, the companies amended their agreements to commercialize ATRIPLA* in Canada. ATRIPLA* was approved by Health Canada in October 2007 and by the European Commission in December 2007 for commercialization in the 27 countries of the EU, as well as Norway and Iceland.

Gilead records 100% of ATRIPLA* revenues and consolidates the results of the joint venture in its operating results. The Company records revenue for the bulk efavirenz component of ATRIPLA* upon sales of that product by the joint venture with Gilead to third-party customers. The Company’s revenue for the efavirenz component is determined by applying a percentage to ATRIPLA* revenue, which approximates revenue for the SUSTIVA brand. The Company recorded efavirenz revenues of $335 million in 2007 and $76 million in 2006, respectively, related to ATRIPLA* sales. The Company accounts for its participation in the joint venture under the equity method of accounting and records its share of the joint venture results in equity in net income of affiliates in the consolidated statement of earnings. The Company recorded an equity loss on the joint venture with Gilead of $9 million in 2007, $6 million in 2006 and $4 million in 2005.

AstraZeneca

In January 2007, the Company entered into two worldwide (except for Japan) codevelopment and cocommercialization agreements with AstraZeneca PLC (AstraZeneca), one for the codevelopment and cocommercialization of saxagliptin, a DPP-IV inhibitor (Saxagliptin Agreement), and one for the codevelopment and cocommercialization of dapagliflozin, a sodium-glucose contransporter-2 (SGLT2) inhibitor (SGLT2 Agreement). Both compounds are being studied for the treatment of diabetes and were discovered by the Company. Under the terms of the agreements, the Company received from AstraZeneca an upfront payment of $100 million in January 2007, which was deferred and is being recognized over the useful life of the products into other income. The Company amortized into other income $7 million of upfront payments in 2007. The unamortized portion of the upfront payment was $93 million as of December 31, 2007. Milestone payments are expected to be received by the Company upon the successful achievement of various development and regulatory events as well as sales-related milestones. Under the Saxagliptin Agreement, the Company could receive up to $300 million if all development and regulatory milestones are met and up to an additional $300 million if all sales-based milestones are met. Under the SGLT2 Agreement, the Company could receive up to $350 million if all development and regulatory milestones are met and up to an additional $300 million if all sales-based milestones are met. Under each agreement, the Company and AstraZeneca also share in development and commercialization costs. The majority of development costs under the initial development plans through 2009 will be paid by AstraZeneca and any additional development costs will generally be shared equally. The Company records development costs related to saxagliptin and dapagliflozin net of AstraZeneca’s share in research and development expenses. Under each agreement, the two companies will jointly develop the clinical and marketing strategy and share commercialization expenses and profits/losses equally on a global basis, excluding Japan, and the Company will manufacture both products.

Pfizer

        In April 2007, the Company and Pfizer Inc. (Pfizer) entered into a worldwide codevelopment and cocommercialization agreement for apixaban, an anticoagulant discovered by the Company being studied for the prevention and treatment of a broad range of venous and arterial thrombotic conditions. In accordance with the terms of the agreement, Pfizer made an upfront payment of $250

Note 2 ALLIANCES AND INVESTMENTS (Continued)

million to the Company in May 2007, which was deferred and is being recognized over the life of the agreement into other income. In December 2007, the Company and Pfizer agreed to include Japan in the worldwide agreement. In connection with the Japan agreement, Pfizer made an additional upfront payment of $40 million in December 2007 which was deferred and is being recognized over the useful life of the product into other income. The Company amortized into other income $11 million of the two upfront payments in 2007. The unamortized portion of the upfront payment is $279 million as of December 31, 2007. Pfizer will fund 60% of all development costs effective January 1, 2007 going forward, and the Company will fund 40%. The Company records apixaban development costs net of Pfizer’s share in research and development expenses. The Company may also receive additional payments of up to $780 million from Pfizer based on development and regulatory milestones. The companies will jointly develop the clinical and marketing strategy, will share commercialization expenses and profits/losses equally on a global basis and will manufacture product under this arrangement.

Note 3 RESTRUCTURING

2007 Activities

In December 2007, the Company announced a three-year plan to fundamentally change the way it runs its business to meet the challenges of a changing business environment and to take advantage of the diverse opportunities in the marketplace as the Company is transformed into a next-generation biopharmaceutical company. With its previously announced PTI, the Company aims to achieve a culture of continuous improvement that will enhance its efficiency, effectiveness and competitiveness and substantially improve its cost base.

During 2007, the Company recorded pre-tax charges of $189 million, relating to the termination benefits and other related costs for workforce reductions of approximately 2,800 manufacturing, selling and administrative personnel across all geographic regions. These charges were offset by $6 million of adjustments reflecting changes in estimates for restructuring actions taken in prior periods.

The following table presents detail of the charges by segment and type. The Company expects to substantially complete these activities by the end of 2008.

Dollars in Millions	Termination Benefits	Other Exit Costs	Total
Pharmaceuticals	$156	$—	$156
Nutritionals	3	—	3
ConvaTec	6	—	6
Corporate/Other	23	1	24

Subtotal	188	1	189
Changes in estimates	(6)	—	(6)

Provision for restructuring, net	$182	$1	$183

2006 Activities

During 2006, the Company recorded pre-tax charges of $73 million, relating to the termination benefits and other related costs for workforce reductions of approximately 1,080 selling, operating and administrative personnel primarily in North America, Europe, Asia and Latin America. These charges were decreased by $14 million of adjustments reflecting changes in estimates for restructuring actions taken in prior periods.

The following table presents detail of the charges by segment and type. The Company expects to substantially complete these activities during 2008.

	Termination Benefits	Other Exit Costs	Total
Dollars in Millions
Pharmaceuticals	$62	$1	$63
Nutritionals	3	1	4
ConvaTec	6	—	6

Subtotal	71	2	73
Changes in estimates	(13)	(1)	(14)

Provision for restructuring, net	$58	$1	$59

Note 3 RESTRUCTURING (Continued)

2005 Activities

During 2005, the Company recorded pre-tax charges of $33 million, relating to the termination benefits and other related costs for workforce reductions of approximately 640 selling and administrative personnel primarily in North America, Latin America, Europe, Africa and Asia. This charge includes the restructuring of the U.S. cardiovascular/metabolics primary care sales organization. These charges were offset by $1 million of adjustments reflecting changes in estimates for restructuring actions taken in prior periods.

The following table presents detail of the charges by segment and type. The Company substantially completed these restructuring activities in 2006.

Dollars in Millions	Termination Benefits	Other Exit Costs	Total
Pharmaceuticals	$27	$3	$30
Nutritionals	1	—	1
ConvaTec	2	—	2

Subtotal	30	3	33
Changes in estimates	(3)	2	(1)

Provision for restructuring, net	$27	$5	$32

Restructuring charges and spending against liabilities associated with prior and current actions are as follows:

Dollars in Millions	Employee Termination Liability	Other Exit Cost Liability	Total
Balance at January 1, 2005	$78	$2	$80
Charges	30	2	32
Spending	(45)	(6)	(51)
Changes in estimates	(3)	2	(1)

Balance at December 31, 2005	60	—	60
Charges	71	2	73
Spending	(44)	—	(44)
Changes in estimates	(13)	(1)	(14)

Balance at December 31, 2006	74	1	75
Charges	188	1	189
Spending	(88)	(3)	(91)
Changes in estimates	(6)	—	(6)

Balance at December 31, 2007	$168	$(1)	$167

In addition to these charges, the Company recorded $110 million, $186 million and $110 million of accelerated depreciation and fixed asset impairment charges primarily related to the rationalization of its manufacturing network in 2007, 2006 and 2005, respectively. These charges were primarily recorded in cost of products sold on the consolidated statement of operations and primarily related to the Pharmaceuticals segment.

Note 4 ACQUISITIONS AND DIVESTITURES

In October 2007, the Company completed the acquisition of Adnexus Therapeutics, Inc. (Adnexus), developer of a new therapeutic class of biologics called ADNECTINS, for a net purchase price of $415 million. In addition, in the event that certain future development and regulatory milestones are achieved, the Company is obligated under the terms of the agreement to pay the former stockholders of Adnexus up to an additional $74 million. The net purchase price for the acquisition was preliminarily allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. Of the $415 million, $230 million was allocated to acquired in-process research and development, which was immediately expensed, and $27 million was assigned to identifiable intangible assets, predominantly related to existing process technology to be used in future discovery. The excess of the purchase price and associated transaction costs over the estimated fair values of net assets acquired was recorded as goodwill. This acquisition was accounted for by the purchase method, and, accordingly, results of operations have been included in the accompanying consolidated financial statements from the date of acquisition. Pro forma supplemental financial information for 2007 is not included as the impact of the business combination is not material.

In July 2007, the Company completed the sale of the BUFFERIN* and EXCEDRIN* brands in Japan, Asia (excluding China and Taiwan) and certain Oceanic countries to Lion Corporation (Japan) for $247 million in cash. As a result of this transaction, the Company recognized a pre-tax gain of $247 million ($144 million net of tax) in the third quarter of 2007.

In January 2006, the Company completed the sale of its inventory, trademark, patent and intellectual property rights in the U.S. related to DOVONEX*, a treatment for psoriasis, to Warner Chilcott Company, Inc. for $200 million in cash. In addition, the Company received a royalty based on 5% of net sales of DOVONEX* through the end of 2007. As a result of this transaction, the Company recognized a pre-tax gain of $200 million ($130 million net of tax) in the first quarter of 2006.

Note 4 ACQUISITIONS AND DIVESTITURES (Continued)

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

Note 5 DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

In December 2007, the Company entered into a definitive agreement with Avista Capital Partners L.P. (Avista) for the sale of its Medical Imaging business, for a purchase price of approximately $525 million in cash, subject to customary post-closing adjustments. The closing of the transaction was completed on January 7, 2008. The Company expects to recognize a pre-tax gain of approximately $20 million to $40 million ($30 million to $50 million loss net of tax) in the first quarter of 2008, subject to the post-closing adjustments. The results of the Medical Imaging business, which previously were included in the former Other Health Care operating segment, are included in income/(loss) from discontinued operations, net of tax, for all periods presented. The net assets associated with the Medical Imaging business, totaling approximately $483 million, as well as other assets totaling $42 million, have been reclassified to assets held for sale as of December 31, 2007.

For a period of time, the Company will continue to generate cash flows and to report income statement activity in income/(loss) from discontinued operations, net of tax, associated with the Medical Imaging business. The activities that give rise to these cash flows and income statement activities are transitional in nature and generally result from agreements that ensure and facilitate the orderly transfer of business operations. The agreements include services for accounting, customer service, distribution and manufacturing. These activities are not expected to be material to the Company’s results of operations or cash flows. These agreements extend for periods generally less than 24 months, with the majority ranging between 3 to 6 months.

The following assets and liabilities have been segregated and classified as assets held for sale and liabilities related to assets held for sale, as appropriate, in the consolidated balance sheet as of December 31, 2007. These assets and liabilities relate to the Medical Imaging business described above, totaling $483 million, as well as other assets totaling $42 million. The balances as of December 31, 2006 were not reclassified. The amounts presented below were adjusted to exclude cash and intercompany receivables and payables between the business held for sale and the Company, which were excluded from the divestiture. In addition, goodwill at December 31, 2007 of $2 million has been excluded from the following summary of net assets held for sale, which will be considered in determining the gain on sale in 2008.

Dollars in millions	December 31, 2007
Assets
Receivables, net of allowances of $2	$62
Inventories, net	20
Other assets	31
Property, plant and equipment, net	174
Other intangible assets, net	273

Total assets held for sale	560

Liabilities
Accounts payable	12
Accrued liabilities	23

Total liabilities related to assets held for sale	35

Net assets held for sale	$525

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

Note 5 DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE (Continued)

The following summarized financial information related to the Medical Imaging and OTN businesses have been segregated from continuing operations and reported as discontinued operations through the date of disposition and do not reflect the costs of certain services provided to Medical Imaging and OTN by the Company. Such costs, which were not allocated by the Company to Medical Imaging and OTN, were for services, which included legal counsel, insurance, external audit fees, payroll processing, certain human resource services and information technology systems support.

	Year ended December 31,
Dollars in Millions	2007	2006	2005
Net sales	$629	$658	$1,617

Earnings before incomes taxes	$273	$235	$204
Provision for income taxes	76	72	59

Net earnings from discontinued operations	$197	$163	$145

The consolidated statement of cash flows includes the Medical Imaging and OTN businesses through the date of disposition. The Company uses a centralized approach to the cash management and financing of its operations and accordingly, debt was not allocated to this business.

Note 6 EARNINGS PER SHARE

The numerator for basic earnings per share is net earnings available to common stockholders. The numerator for diluted earnings per share is net earnings available to common stockholders with interest expense added back for the assumed conversion of the convertible debt into common stock. The denominator for basic earnings per share is the weighted-average number of common stock outstanding during the period. The denominator for diluted earnings per share is weighted-average shares outstanding adjusted for the effect of dilutive stock options and assumed conversion of the convertible debt into common stock. The computations for basic and diluted earnings per common share were as follows:

	Year Ended December 31,
Amounts in Millions, except per share data	2007	2006	2005
Basic:
Net Earnings from Continuing Operations	$1,968	$1,422	$2,842

Discontinued Operations
Earnings, net of taxes	197	163	145
Gain on disposal, net of taxes	—	—	13

Net Earnings	$2,165	$1,585	$3,000

Basic Earnings Per Share:
Average Common Shares Outstanding – Basic	1,970	1,960	1,952

Net Earnings from Continuing Operations	$1.00	$0.73	$1.45

Discontinued Operations
Earnings, net of taxes	0.10	0.08	0.07
Gain on disposal, net of taxes	—	—	0.01

Net Earnings per Common Share	$1.10	$0.81	$1.53

Diluted:
Net Earnings from Continuing Operations	$1,968	$1,422	$2,842
Interest expense on conversion of convertible debt, net of taxes (a)	—	—	22

Net Earnings from Continued Operations used for Diluted Earnings per Common Share Calculation	1,968	1,422	2,864
Discontinued Operations
Earnings, net of taxes	197	163	145
Gain on disposal, net of taxes	—	—	13

Net Earnings	$2,165	$1,585	$3,022

Diluted Earnings Per Share:
Average Common Shares Outstanding	1,970	1,960	1,952
Conversion of convertible debt (a)	—	—	29
Incremental shares outstanding assuming the exercise/vesting of dilutive stock options/restricted stock	10	3	2

Average Common Shares Outstanding - Diluted	1,980	1,963	1,983

Net Earnings from Continuing Operations	$0.99	$0.73	$1.44

Discontinued Operations
Earnings, net of taxes	0.10	0.08	0.07
Gain on disposal, net of taxes	—	—	0.01

Net Earnings per Common Share	$1.09	$0.81	$1.52

Weighted-average shares issuable upon the exercise of stock options, which were not included in the diluted earnings per share calculation because they were anti-dilutive, were 107 million in 2007, 164 million in 2006 and 156 million in 2005, respectively.

(a)

In 2007 and 2006, the 29 million weighted-average shares issuable, as well as $38 million and $35 million, respectively, of interest expense, net of tax, on the assumed conversion of convertible debt, were not included in the diluted earnings per share calculation because they were anti-dilutive.

Note 7 OTHER EXPENSE, NET

The components of other expense, net were as follows:

	Year Ended December 31,
Dollars in Millions	2007	2006	2005
Interest expense	$422	$498	$349
Interest income	(241)	(274)	(148)
Foreign exchange transaction losses	28	6	56
Other, net	155	69	(222)

Other expense, net	$364	$299	$35

In 2007, interest expense was increased by net interest swap losses of $13 million. In 2006, interest expense was increased by net interest swap losses of $18 million, and in 2005, interest expense was reduced by net interest swap gains of $54 million. Other, net includes income from third-party contract manufacturing, royalty income and expense, debt retirement costs, impairment of marketable securities, gains and losses on disposal of property, plant and equipment, gains and losses on sale of marketable securities, insurance recoveries, deferred income recognized and certain other litigation matters. See “Item 8. Financial Statements—Note 18. Financial Instruments.” for additional discussion on terminated swap contracts.

Note 8 INCOME TAXES

The components of earnings (loss) from continuing operations before minority interest and income taxes were as follows:

	Year Ended December 31,
Dollars in Millions	2007	2006	2005
U.S.	$1,047	$(903)	$632
Non-U.S.	2,487	3,303	3,672

	$3,534	$2,400	$4,304

The above amounts are categorized based on the location of the taxing authorities.

The provision/(benefit) for income taxes attributable to continuing operations consisted of:

	Year Ended December 31,
Dollars in Millions	2007	2006	2005
Current:
U.S.	$274	$82	$995
Non-U.S.	751	693	687

	1,025	775	1,682

Deferred:
U.S.	(162)	(204)	(852)
Non-U.S.	(60)	(33)	40

	(222)	(237)	(812)

	$803	$538	$870

Note 8 INCOME TAXES (Continued)

Effective Tax Rate

The Company’s provision for income taxes in 2007, 2006 and 2005 was different from the amount computed by applying the statutory U.S. Federal income tax rate to earnings from continuing operations before minority interest and income taxes, as a result of the following:

	% of Earnings Before Minority Interest and Income Taxes
Dollars in Millions	2007		2006		2005
Earnings from Continuing Operations Before Minority Interest and Income Taxes	$3,534		$2,400		$4,304

U.S. statutory rate	1,237	35.0%	840	35.0%	1,506	35.0%
Foreign tax effect of operations in Ireland, Puerto Rico and Switzerland	(492)	(13.9)%	(616)	(25.7)%	(708)	(16.4)%
State and local taxes (net of valuation allowance)	10	0.3%	42	1.8%	2	0.1%
U.S. Federal & foreign contingent tax matters	(60)	(1.7)%	87	3.6%	114	2.6%
Dividend repatriation under AJCA	—	—	—	—	(135)	(3.1)%
U.S. Federal research tax credit	(98)	(2.8)%	(85)	(3.5)%	(63)	(1.5)%
Acquired in-process research and development expense	81	2.3%	—	—	—	—
Impairment of auction rate securities	96	2.7%	—	—	—	—
U.S. Federal and foreign valuation allowance	—	—	(24)	(1.0)%	32	0.7%
Foreign and other	29	0.8%	294	12.2%	122	2.8%

	$803	22.7%	$538	22.4%	$870	20.2%

The effective income tax rate on earnings from continuing operations before minority interest and income taxes was 22.7% in 2007 compared with 22.4% in 2006 and 20.2% in 2005. The 2007 tax rate was unfavorably impacted by the impairment on the Company’s investment in certain auction rate securities (ARS) with no tax benefit and the non-deductible write-off of acquired in-process research and development expenses related to the acquisition of Adnexus, partially offset by a tax benefit of $105 million in the first quarter of 2007 due to the favorable resolution of certain tax matters with the U.S. Internal Revenues Service (IRS) related to the deductibility of litigation settlement expenses and the impact of foreign tax credits. The effective tax rate for 2006 was unfavorably impacted by the elimination of tax benefits under Section 936 of the Internal Revenue Code, the treatment of provisions for a portion of certain litigation reserves as non-deductible, partially offset by favorable U.S. tax legislation enacted in 2006 related to the tax treatment of certain intercompany transactions amongst the Company’s foreign subsidiaries, and the implementation of tax planning strategies related to the utilization of certain charitable contributions. The increase in the 2006 effective tax rate from 2005 was primarily due to the aforementioned Section 936 benefit elimination, the treatment of provisions for a portion of certain litigation reserves as non-deductible, tax benefits in 2005 associated with the settlement of an IRS examination and a favorable adjustment in 2005 to taxes on special dividends under the American Jobs Creation Act of 2004, partially offset by favorable U.S. tax legislation enacted in 2006 related to the tax treatment of certain intercompany transactions amongst the Company’s foreign subsidiaries, and the implementation of tax planning strategies in 2006 related to the utilization of certain charitable contributions.

Note 8 INCOME TAXES (Continued)

Deferred Taxes and Valuation Allowance

The components of current and non-current deferred income tax assets (liabilities) were as follows:

	December 31,
Dollars in Millions	2007	2006
Acquired in-process research and development	$839	$891
Intercompany profit and other inventory items	263	248
U.S. Federal foreign tax credit carryforward	1,140	1,071
Deferred income	276	99
U.S. Federal research and development tax credit carryforward	275	258
U.S. Federal charitable contribution carryforward	80	40
State net operating loss carryforwards	451	394
Foreign net operating loss carryforwards	1,461	196
Other foreign deferred tax assets	146	120
Pension and postretirement benefits	248	403
Depreciation	(131)	(155)
Share based compensation	78	47
Repatriation of foreign earnings	150	—
Legal settlements	47	101
Other, net	110	66

	5,433	3,779
Valuation allowance	(1,950)	(625)

Deferred tax assets, net	$3,483	$3,154

Recognized as:
Deferred Income Taxes – Current	$851	$649
Deferred Income Taxes – Non-Current	2,716	2,577
U.S. and Foreign Income Taxes Payable	(4)	(4)
Other Liabilities – Non-Current	(80)	(68)

Total	$3,483	$3,154

The Company has recorded significant deferred tax assets at December 31, 2007 related to U.S. foreign tax credit carryforwards of approximately $1,140 million, U.S. research tax credit carryforwards of approximately $275 million and charitable contribution carryforwards of $80 million. The charitable contribution carryforwards expire in varying amounts beginning in 2009, while the foreign tax credit and research tax credit carryforwards expire in varying amounts beginning in 2012. The foreign tax credit and research tax credit have been reduced due to derecognition under FIN No. 48. Realization of these credits and the charitable contribution carryforwards is dependent on generating sufficient domestic taxable income prior to their expiration. Although realization is not assured, management believes it is more likely than not that these deferred tax assets will be realized. The Company anticipates increasing its level of domestic profitability over time by undertaking actions such as its PTI, increasing its biologics manufacturing capacity in the U.S. and implementing tax planning strategies. While increasing domestic profitability will likely cause the Company’s effective tax rate to increase, it will also further enhance the Company’s ability to utilize its foreign tax credit, research tax credit and charitable contribution carryforwards.

The Company also recorded deferred tax assets related to foreign net operating loss carryforwards of $1,461 million at December 31, 2007, an increase of $1,265 million compared to $196 million at December 31, 2006, primarily due to an international reorganization of two of the Company’s foreign affiliates. These operating loss carryforwards related to the international reorganization were fully offset by the establishment of a valuation allowance of $1,261 million, reflecting the Company’s view that the loss carryfowards are not expected to be realized.

The valuation allowance of $1,950 million at December 31, 2007 relates to $72 million of state deferred tax assets, $1,448 million of foreign net operating loss and tax credit carryforwards, $426 million of state net operating loss and tax credit carryforwards that the Company believes, more likely than not, will not be realized, and $4 million of state deferred tax assets related to the Adnexus acquisition that was offset against goodwill.

Income taxes paid during the year were $994 million, $741 million and $1,556 million in 2007, 2006 and 2005, respectively.

In October 2007, the Company filed a refund claim with the IRS for the years 2000 and 2001 to carry back foreign tax credits to recover taxes paid in 2000 and 2001. The principal amount of the refund claim is approximately $334 million. In the fourth quarter of 2007, the Company accrued interest income on this refund claim for approximately $45 million, net of federal benefit, which has been reflected in provision for income taxes.

Note 8 INCOME TAXES (Continued)

The current tax benefit realized upon the exercise of stock options is credited to capital in excess of par value of stock and amounted to $5 million, $10 million and $19 million in 2007, 2006 and 2005, respectively.

As of December 31, 2007, the Company had approximately $14.1 billion of undistributed earnings of foreign subsidiaries for which taxes have not been provided as the Company has invested or expects to invest these undistributed earnings permanently offshore. If, in the future, these earnings are repatriated to the U.S., or if the Company determines such earnings will be remitted in the foreseeable future, additional tax provisions would be required. Due to complexities in the tax laws and the assumptions that would have to be made, it is not practicable to estimate the amounts of income taxes that would have to be provided.

The Company conducts business in various countries throughout the world and is subject to tax in numerous jurisdictions. As a result of its business activities, the Company files a significant number of tax returns that are subject to examination by various Federal, state and local tax authorities. Tax examinations are often complex, as tax authorities may disagree with the treatment of items reported by the Company and may require several years to resolve. The Company establishes liabilities for possible assessments by tax authorities resulting from known tax exposures including, but not limited to, transfer pricing matters, tax credits and deductibility of certain expenses. Such liabilities represent a reasonable provision for taxes ultimately expected to be paid and may need to be adjusted over time as more information becomes known. The effect of changes in estimates related to contingent tax liabilities is included in the effective tax rate reconciliation above.

The Company adopted the provisions of FIN No. 48 on January 1, 2007, resulting in the recognition of $27 million of previously unrecognized tax benefits which was accounted for as an increase to the opening balance of retained earnings. A reconciliation of the Company’s changes in uncertain tax positions from January 1, 2007 to December 31, 2007 is as follows:

Dollars in Millions	Unrecognized Federal, State and Foreign Tax Benefits	Interest	Penalties	Unrecognized Income Tax Benefits, Including Interest and Penalties	Deferred Income Tax Benefits	Unrecognized Income Tax Benefits, Including Interest and Penalties, Net of Deferred Income Tax Benefits
Total uncertain tax positions that, if recognized, would impact the effective tax rate as of January 1, 2007	$898	$72	$22	$992	$(56)	$936
Add: Tax attributable to deferred tax items at January 1, 2007	242	—	—	242	—	242

Balance, gross uncertain tax positions, January 1, 2007	1,140	72	22	1,234	(56)	1,178
Gross additions to tax positions related to current year	208	—	1	209	(3)	206
Gross reductions to tax positions related to current year	(4)	—	—	(4)	—	(4)
Gross additions to tax positions related to prior years	193	79	6	278	(27)	251
Gross reductions to tax positions related to prior years	(253)	(20)	(1)	(274)	17	(257)
Settlements	(240)	(54)	(3)	(297)	10	(287)
Reductions to tax positions related to lapse of statute	(1)	—	(1)	(2)	—	(2)
Cumulative translation adjustment	15	4	3	22	—	22

Balance, gross uncertain tax positions, December 31, 2007	1,058	81	27	1,166	(59)	1,107
Less: Tax attributable to deferred tax items at December 31, 2007	(264)	—	—	(264)	—	(264)

Total uncertain tax positions that, if recognized, would impact the effective tax rate as of December 31, 2007	$794	$81	$27	$902	$(59)	$843

The uncertain tax benefits as of December 31, 2007 are recorded against the Company’s deferred tax assets to the extent the uncertainty directly related to that asset; otherwise, they are recorded as either current or non-current income tax payable.

As previously reported, upon the adoption of FIN No. 48, the Company’s total amount of uncertain tax benefits as of January 1, 2007, net of deferred income tax benefits and excluding interest and penalties, was $960 million. In addition, the Company derecognized upon adoption $180 million of unrecognized tax benefits, for which there is no tax rate impact when settled. As such, the gross unrecognized tax benefits at January 1, 2007 were $1,140 million.

Note 8 INCOME TAXES (Continued)

Included in the balance of unrecognized tax benefits was $242 million of uncertain tax positions as of January 1, 2007 and $264 million as of December 31, 2007, for which the ultimate deductibility is highly certain but for which there is uncertainty as to the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, if applicable, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority or utilization of tax attributes to an earlier period.

The amounts of unrecognized tax benefits that, if recognized, would impact the effective tax rate were $898 million as of January 1, 2007, and $794 million as of December 31, 2007.

The Company classifies interest and penalties related to unrecognized tax benefits as income tax expense. These amounts are reflected separately on the reconciliation above. The total amount of interest and penalties related to uncertain tax positions and recognized in the statement of earnings for 2007 was $59 million for interest and $5 million for penalties. The total amount of interest and penalties related to uncertain tax positions and recognized in the balance sheet as of December 31, 2007 was $81 million for interest and $27 million for penalties.

The Company is currently under examination by a number of tax authorities, including all of the major tax jurisdictions listed in the table below, which have proposed adjustments to tax for issues such as transfer pricing, certain tax credits and the deductibility of certain expenses. The Company estimates that it is reasonably possible that the balance of unrecognized tax benefits as of December 31, 2007 will decrease in the range of approximately $175 million to $215 million in the next twelve months as a result of the anticipated effective settlement of certain tax audits for the jurisdictions listed below. Such settlements will involve the payment of additional taxes, the adjustment of certain deferred taxes and/or the recognition of tax benefits. The Company also anticipates that it is reasonably possible that new issues will be raised by tax authorities who may require increases to the balance of unrecognized tax benefits; however, an estimate of such increases cannot be made. The Company believes that it has adequately provided for all open tax years by tax jurisdiction under FIN No. 48.

The Company files income tax returns in the U.S. Federal jurisdiction and various state and foreign jurisdictions. With few exceptions, the Company is subject to U.S. Federal, state and local, and non-U.S. income tax examinations by tax authorities. The following is a summary of major tax jurisdictions for which tax authorities may assert additional taxes against the Company based upon tax years currently under audit and subsequent years that will likely be audited:

U.S.	2002 to 2007
Canada	2001 to 2007
France	2004 to 2007
Germany	1999 to 2007
Italy	2002 to 2007
Mexico	2002 to 2007

Note 9 CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

Cash and cash equivalents at December 31, 2007 and 2006 primarily consisted of bank deposits, time deposits and money market funds. Cash equivalents are primarily highly liquid investments with original maturities of three months or less at the time of purchase and are recorded at cost, which approximates fair value. The Company maintains cash and cash equivalent balances in U.S. dollars and foreign currencies which are subject to currency rate risk.

Marketable securities at December 31, 2007 consisted of U.S. dollar-denominated floating rate securities (FRS), which are primarily ‘AAA/Aaa’ rated. FRS are long-term debt securities with coupons that are reset periodically against a benchmark interest rate. The underlying assets of the Company’s FRS consist of primarily investment grade corporate bonds and loans. The Company accounts for its marketable securities in accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, and classifies them as “available for sale.” The carrying value of FRS was reduced by $25 million, from $362 million to $337 million at December 31, 2007, reflecting the change in fair market value. The Company assessed this decline in fair market value to be temporary, and recorded a pre-tax $25 million reduction ($16 million net of tax) in shareholders’ equity in accumulated OCI.

In addition, at December 31, 2007, the Company had $811 million of principal invested in ARS. The ARS held by the Company are private placement securities with long-term nominal maturities for which the interest rates are reset through a dutch auction each month. The monthly auctions historically have provided a liquid market for these securities. The Company’s investments in ARS represent interests in collateralized debt obligations supported by pools of residential and commercial mortgages or credit cards, insurance securitizations and other structured credits, including corporate bonds. Some of the underlying collateral for the ARS held by the Company consists of sub-prime mortgages.

Consistent with the Company’s investment policy guidelines, the ARS investments held by the Company all had AAA/Aaa credit ratings at the time of purchase. With the liquidity issues experienced in global credit and capital markets, the ARS held by the Company at December 31, 2007 have experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders. In addition, in the fourth quarter of 2007, $79 million of principal invested in ARS held by the Company were downgraded and others were placed on credit watch. All of these securities retained at least one AAA rating as of December 31, 2007.

The estimated market value of the Company’s ARS holdings at December 31, 2007 was $419 million, which reflects a $392 million adjustment to the principal value of $811 million. Although the ARS continue to pay interest according to their stated terms, based on valuation models and an analysis of other-than-temporary impairment factors, the Company has recorded a pre-tax impairment charge of $275 million in the fourth quarter of 2007, reflecting the portion of ARS holdings that the Company has concluded have an other-than-temporary decline in value. In addition, the Company recorded an unrealized loss of $117 million (pre-tax and net of tax) in accumulated OCI as a reduction in shareholders’ equity, reflecting adjustments to ARS holdings that the Company has concluded have a temporary decline in value. The $275 million impairment charge does not have a material impact on the Company’s liquidity or financial flexibility.

ARS were classified in prior periods as current assets under marketable securities. Given the failed auctions, the Company’s ARS are illiquid until there is a successful auction for them. Accordingly, the entire amount of such remaining ARS has been reclassified from marketable securities to non-current other assets.

Marketable securities at December 31, 2006 consisted of U.S. dollar-denominated ARS and FRS. The principal values of ARS and FRS were $1,462 million and $466 million, respectively. The Company’s carrying value of ARS and FRS at December 31, 2006 was at principal value, which approximates fair value.

The following tables summarize the Company’s available for sale debt securities at December 31, 2007 and December 31, 2006:

December 31, 2007	Cost	Fair Value	Carrying Value	Unrealized Loss in Accumulated OCI
Dollars in Millions
Short-term
Floating rate securities	$362	$337	$337	$(25)
Other	87	87	87	—

Total short-term	$449	$424	$424	$(25)

Long-term
Available for sale
Auction rate securities(a)	$811	$419	$419	$(117)

Total long-term	$811	$419	$419	$(117)

(a)	The Company recorded a pre-tax other-than-temporary impairment charge of $275 million in earnings at December 31, 2007 related to these securities.

Note 9 CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES (Continued)

December 31, 2006	Cost	Fair Value	Carrying Value	Unrealized Loss in Accumulated OCI
Dollars in Millions
Short-term
Auction rate securities	$1,462	$1,462	$1,462	$—
Floating rate securities	466	466	466	—
Other	67	67	67	—

Total short-term	$1,995	$1,995	$1,995	$—

The contractual maturities of the carrying value of the available-for-sale debt securities as of December 31, 2007, follow:

Dollars in Millions	Within 1 Year	Over 1 to 5 Years	Over 5 to 10 Years	Over 10 Years	Total
Available for Sale Debt Securities
Floating Rate Securities	$100	$204	$33	$—	$337
Auction Rate Securities	—	—	201	218	419
Other	87	—	—	—	87

Total Debt Securities	$187	$204	$234	$218	$843

In 2007, 2006 and 2005, the Company purchased $19.9 billion, $30.7 billion and $28.5 billion of debt securities respectively; and sold $20.6 billion, $31.5 billion and $29.5 billion of debt securities, respectively. The purchase and sale value of the debt securities approximated the principal value of the security.

Note 10 RECEIVABLES

The major categories of receivables were as follows:

	December 31,
Dollars in Millions	2007	2006
Trade receivables	$2,805	$2,400
Miscellaneous receivables	1,615	997

	4,420	3,397
Less allowances	180	150

Receivables, net	$4,240	$3,247

Miscellaneous receivables for 2007 and 2006 include $824 million and $647 million, respectively, of receivables from alliance partners. Miscellaneous receivables for 2007 also included $472 million of income tax refund claims. For additional information on the Company’s alliance partners, see “—Note 2. Alliances and Investments.”

Note 11 INVENTORIES

The major categories of inventories were as follows:

	December 31,
Dollars in Millions	2007	2006
Finished goods	$904	$1,003
Work in process	834	682
Raw and packaging materials	424	394

Inventories, net	$2,162	$2,079

Note 12 PROPERTY, PLANT AND EQUIPMENT

The major categories of property, plant and equipment were as follows:

	December 31,
Dollars in Millions	2007	2006
Land	$185	$254
Buildings	4,696	4,630
Machinery, equipment and fixtures	4,418	4,540
Construction in progress	915	720

	10,214	10,144
Less accumulated depreciation	4,564	4,471

Property, plant and equipment, net	$5,650	$5,673

Capitalized interest is $35 million, $18 million and $9 million in the years ended December 31, 2007, 2006 and 2005, respectively, and is included in the categories of property, plant and equipment shown above.

Note 13 GOODWILL

The changes in the carrying amount of goodwill for the years ended December 31, 2007 and 2006 were as follows:

Dollars in Millions	Pharmaceuticals Segment	Nutritionals Segment	ConvaTec Segment	Discontinued Operations	Total
Balance as of January 1, 2006	$4,448	$113	$260	$2	$4,823
Adjustments:
Reduction due to sale of business	(1)	—	—	—	(1)
Purchase price and allocation adjustments	(2)	—	9	—	7

Balance as of December 31, 2006	4,445	113	269	2	4,829
Adjustments:
Purchase price and other adjustments	158	—	11	—	169

Balance as of December 31, 2007	$4,603	$113	$280	$2	$4,998

Goodwill of $156 million was recorded in 2007 by the Pharmaceuticals segment as a result of the acquisition of Adnexus. The Medical Imaging goodwill of $2 million is reported as discontinued operations and will be written off as part of the pre-tax gain on disposal in 2008. For a discussion of acquisitions, see “—Note 4. Acquisitions and Divestitures.”

Note 14 OTHER INTANGIBLE ASSETS

As of December 31, 2007 and 2006, other intangible assets consisted of the following:

	December 31,
Dollars in Millions	2007	2006
Patents/Trademarks	$179	$258
Less accumulated amortization	99	145

Patents/Trademarks, net	80	113

Licenses	663	659
Less accumulated amortization	215	162

Licenses, net	448	497

Technology	1,214	1,787
Less accumulated amortization	660	836

Technology, net	554	951

Capitalized Software	917	844
Less accumulated amortization	669	553

Capitalized Software, net	248	291

Total other intangible assets, net	$1,330	$1,852

Note 14 OTHER INTANGIBLE ASSETS (Continued)

Included in the decrease in patents/trademarks and technology is the $273 million reclassification of Medical Imaging assets to held for sale.

Amortization expense for other intangible assets for the years ended December 31, 2007, 2006 and 2005 was $350 million, $363 million and $352 million, respectively, and includes $65 million, $67 million and $68 million of amortization expense related to Medical Imaging discontinued operations for the years ended December 31, 2007, 2006 and 2005, respectively.

Expected amortization expense related to the current net carrying amount of other intangible assets follows:

Years Ending December 31,	Dollars in Millions
2008	$244
2009	226
2010	211
2011	199
2012	156
Later Years	294

Note 15 SHORT-TERM BORROWINGS AND LONG-TERM DEBT

Short-term borrowings at the end of 2007 and 2006 were $1.9 billion and $187 million, respectively. Long-term debt was $4.4 billion at December 31, 2007 compared to $7.2 billion at December 31, 2006.

In 2007, the Company reclassified from long-term debt to short-term borrowings the $108 million of 1.10% Yen Notes, due 2008; the $31 million of 1.43% Yen Notes, due 2008; the $400 million of 4.00% Notes, due 2008, and associated unamortized discount and interest rate swap valuation; and the $1.2 billion of Floating Rate Convertible Debentures, due 2023 (with a 2008 put/call).

In September 2007, the Company repaid the $1.3 billion remaining balance of the five-year tranche of its Floating Rate Bank Term Facility, due 2010.

During the fourth quarter of 2006, the Company restructured its long-term debt by retiring all of its outstanding $2.5 billion, 5.75% Notes due 2011, through a cash tender offer and subsequent redemption and issuing €500 million ($641 million at inception) aggregate principal amount of 4.375% Notes due 2016 and €500 million ($641 million at inception) aggregate principal amount of 4.625% Notes due 2021, as well as $1.25 billion aggregate principal amount of 5.875% Notes due 2036, which resulted in a $220 million pre-tax expense, which are comprised of the items discussed below. The premium paid on the debt tender and make whole was $72 million and $24 million, respectively. In addition, the Company recognized in earnings $12 million of unamortized discount and debt issuance costs associated with the 2011 debt, incurred a pre-tax loss of $62 million related to the termination of the remaining $2.0 billion notional amount of its 2011 fixed-to-floating interest rate swap agreements and recognized in earnings the pre-tax unamortized portion of $18 million from the aforementioned loss incurred on the termination of $500 million notional amount on the 2011 fixed-to-floating interest rate swaps that occurred in June 2005. Furthermore, in November 2006 the Company recognized in earnings from accumulated OCI the pre-tax unamortized portion of $32 million ($21 million net of tax) from the loss incurred on the 2011 settlement of its interest rate lock contracts, which were used to manage its exposure to changes in interest rates for the anticipated issuance of the 2011 long-term fixed rate debt.

In December 2006, the Company replaced its prior $2 billion revolving credit facility with a new $2 billion five-year revolving credit facility from a syndicate of lenders, which is extendable on the anniversary date with the consent of the lenders. This facility contains customary terms and conditions substantially similar to the prior facility, including a financial covenant whereby the ratio of consolidated debt to consolidated capital cannot exceed 50% at the end of each quarter. The Company has been in compliance with this covenant since the inception of this new facility. There were no borrowings outstanding under the revolving credit facility at December 31, 2007. The Company has unused short-term lines of credit and available trade finance facilities with foreign banks of $109 million and $402 million at December 31, 2007 and 2006, respectively.

Note 15 SHORT-TERM BORROWINGS AND LONG-TERM DEBT (Continued)

The components of long-term debt were as follows:

	December 31,
Dollars in Millions	2007	2006
Floating Rate Bank Term Facility, due 2010	$—	$1,300
5.875% Notes, due 2036	1,284	1,238
Floating Rate Convertible Debentures, due 2023 (1)	—	1,200
4.375% Euro Notes, due 2016	688	645
4.625% Euro Notes, due 2021	662	634
5.25% Notes, due 2013	614	588
4.00% Notes, due 2008	—	391
6.80% Debentures, due 2026	383	383
7.15% Debentures, due 2023	365	352
6.88% Debentures, due 2097	296	296
1.10% Yen Notes, due 2008	—	104
5.75% Industrial Revenue Bonds, due 2024	34	34
1.43% Yen Notes, due 2008	—	30
1.81% Yen Notes, due 2010	31	29
Variable Rate Industrial Revenue Bonds, due 2030	15	15
Other	9	9

	$4,381	$7,248

(1)

The Company’s outstanding $1.2 billion of convertible debentures pay interest quarterly at an annual rate equal to three-month LIBOR, reset quarterly, minus 0.50% (the yield never to be less than zero) and have a final maturity of September 15, 2023. The debentures are callable at par at any time on or after September 21, 2008 by the issuer. Holders can also redeem some or all of their debentures at par on September 15, 2008, 2013 and 2018, or if a fundamental change in ownership of the Company occurs. The bond has an initial conversion price of $41.28, or a conversion rate of 24.2248 shares, which will be adjustable depending on the average closing prices for the applicable period. The maximum conversion rate is 38.7597 shares.

The Company has entered into fixed to floating interest rate swaps for $4.1 billion (U.S. dollar value at December 31, 2007) of its long-term debt. In 2006, in conjunction with the new issuance of $1.25 billion 5.875% Notes due 2036 and €1.0 billion Notes ($1.3 billion at inception), the Company executed several fixed to floating interest rate swaps to convert the new fixed rate debt to be paid in 2016, 2021 and 2036 to variable rate debt. For the years ended December 31, 2007 and 2006, the Company realized net increases in interest expense of $13 million and $18 million, respectively, as a result of the higher floating rates obtained in the swap agreements.

In November 2006, in connection with the early retirement of its outstanding $2.5 billion 5.75% Notes due 2011, the Company terminated the remaining $2.0 billion notional amount of its 2011 fixed to floating interest rate swap agreements and incurred a pre-tax loss of $62 million. In April 2005, in connection with the early redemption of its $2.5 billion Notes due 2006, the Company terminated $2 billion notional amount of its 2006 fixed-to-floating interest rate swap agreements and incurred a pre-tax loss of $28 million. In June 2005, the Company terminated $500 million notional amount of its 2011 fixed-to-floating interest rate swap agreements related to its $2.5 billion Notes due 2011 and incurred a pre-tax loss of $23 million. This loss was amortized to interest expense, with $3 million and $2 million recognized in 2006 and 2005, respectively. The remaining loss of $18 million, together with the $62 million loss incurred from the unwind of $2.0 billion swap was fully recognized in 2006. In September 2005, the Company terminated $350 million notional amount of its 2026 fixed-to-floating interest rate swap agreements related to its $350 million Debentures due 2026 at a pre-tax gain of $39 million. This gain will be recognized against interest expense over the remaining life of the Debentures due 2026, of which approximately $1 million, pre-tax, was recognized in 2007 and 2006.

Cash payments for interest, including payments due to interest rate swaps, were $610 million, $682 million and $598 million in 2007, 2006 and 2005, respectively. The Company’s cash receipts from interest rate swaps were $210 million, $205 million and $275 million in 2007, 2006 and 2005, respectively, and were excluded from cash payments for interest.

	Payments due by period
Dollars in Millions	Total	2008	2009	2010	2011	2012	Later years
Long-Term Debt (2)	$4,381	$—	$9	$31	$—	$—	$4,341

(2)

2008 obligations are included in short-term borrowings on the Company’s consolidated balance sheet at December 31, 2007 and all balances approximate the outstanding nominal long-term debt values. The Company’s convertible debenture is included as due for payment in 2008, as it contains a 2008 put and call feature as described above.

Note 15 SHORT-TERM BORROWINGS AND LONG-TERM DEBT (Continued)

At December 31, 2007, the Company had provided a total of $236 million financial guarantees in the form of stand-by letters of credit and performance bonds. The stand-by letters of credit are with insurance companies in support of third-party liability programs. The performance bonds have been issued to support a range of ongoing operating activities, including sale of Company products to hospitals and foreign ministries of health, bonds for customs, duties and value added tax and guarantees related to miscellaneous legal actions. A significant majority of the Company’s outstanding financial guarantees will expire within the year and are not expected to be funded.

Note 16 STOCKHOLDERS’ EQUITY

Changes in common shares, treasury stock, capital in excess of par value of stock and restricted stock were as follows:

Dollars and Shares in Millions	Common Shares Issued	Treasury Shares	Cost of Treasury Stock	Capital in Excess of Par Value of Stock	Restricted Stock
Balance at January 1, 2005	2,202	255	$(11,311)	$2,491	$(57)
Issued pursuant to stock plans and options	3	(7)	148	36	(40)
Amortization of restricted stock	—	—	—	—	22
Lapses and forfeitures of restricted stock	—	—	(5)	1	4

Balance at December 31, 2005	2,205	248	(11,168)	2,528	(71)

Issued pursuant to stock plans and options	—	(11)	262	67	(81)
Amortization of restricted stock	—	—	—	33	1
Lapses and forfeitures of restricted stock	—	1	(21)	(2)	23

Balance at December 31, 2006	2,205	238	(10,927)	2,626	(128)

Issued pursuant to stock plans and options	—	(12)	359	64	(4)
Amortization of restricted stock	—	—	—	30	22
Lapses and forfeitures of restricted stock	—	—	(16)	2	13

Balance at December 31, 2007	2,205	226	$(10,584)	$2,722	$(97)

Each share of the Company’s preferred stock is convertible into 16.96 shares of common stock and is callable at the Company’s option. The reductions in the number of issued shares of preferred stock in 2007, 2006 and 2005 were due to conversions into shares of common stock.

Dividends declared per common share were $1.15 in 2007, $1.12 in 2006 and $1.12 in 2005.

The accumulated balances related to each component of OCI, net of taxes, were as follows:

Dollars in Millions	Foreign Currency Translation	Deferred (Income)/Loss on Effective Hedges	Minimum Pension Liability Adjustment	Deferred Charges on Pension and Other Postretirement Benefits	Available for Sale Securities	Accumulated Other Comprehensive Income/(Loss)
Balance at January 1, 2005	$(283)	$(309)	$(223)	$—	$23	$(792)
Other comprehensive income/(loss)	(270)	325	(6)	—	(22)	27

Balance at December 31, 2005	(553)	16	(229)	—	1	(765)
Other comprehensive income/(loss)	129	(39)	82	—	12	184
Adjustments on adoption of SFAS No. 158	—	—	147	(1,211)	—	(1,064)

Balance at December 31, 2006	(424)	(23)	—	(1,211)	13	(1,645)
Other comprehensive income/(loss)	99	(14)	—	238	(139)	184

Balance at December 31, 2007	$(325)	$(37)	$—	$(973)	$(126)	$(1,461)

Note 17 EMPLOYEE STOCK BENEFIT PLANS

Employee Stock Plans

On May 1, 2007, the stockholders approved the Company’s 2007 Stock Award and Incentive Plan (the 2007 Plan). The 2007 Plan replaced the 2002 Stock Incentive Plan (the 2002 Plan) that expired on May 31, 2007. The 2007 Plan provides for 42 million new shares of common stock reserved for delivery to participants, plus shares remaining available for new grants under the 2002 Plan and shares recaptured from outstanding awards under the 2002 Plan. Only the number of shares actually delivered to participants in connection with an award after all restrictions have lapsed will be counted against the number of shares reserved. Shares tendered in a prior year to pay the purchase price of options and the number of shares previously utilized to satisfy withholding tax obligations upon exercise continue to be available and reserved. At December 31, 2007, 352 million shares of common stock were reserved for issuance pursuant to stock plans, options and conversions of preferred stock. There were 98 million and 39 million shares available to be granted for the active plans as of December 31, 2007 and 2006, respectively, adjusted for the combination of plans.

Under the Company’s 2007 Plan and the 2002 Plan, executive officers and key employees may be granted options to purchase the Company’s common stock at no less than 100% of the market price on the date the option is granted. Options generally become exercisable in installments of 25% per year on each of the first through the fourth anniversaries of the grant date and have a maximum term of 10 years. Generally, the Company issues shares for the stock option exercise from treasury stock. Additionally, the plan provides for the granting of stock appreciation rights whereby the grantee may surrender exercisable rights and receive common stock and/or cash measured by the excess of the market price of the common stock over the option exercise price.

The 2007 Plan and the 2002 Plan provide for the granting of common stock to key employees, subject to restrictions as to continuous employment. Restrictions generally expire over a four-year period from date of grant. Compensation expense is recognized over the restricted period. During the first quarter of 2007, the Company began granting restricted stock units instead of restricted stock.

The 2007 Plan and the 2002 Plan also incorporate the Company’s long-term performance awards. These awards, which are delivered in the form of a target number of performance shares, have a three-year cycle. For 2007 to 2009, the awards have annual goals set at the beginning of each performance period and are based 50% on earnings per share and 50% on sales. Maximum performance will result in a maximum payout of 220%. The goals for the 2005 through 2007 and the 2006 through 2008 awards are set for the three-year period and are based 50% on cumulative earnings per share and 50% on cumulative sales, with the ultimate payout modified by the Company’s total stockholder return versus the 11 companies in its proxy peer group. Maximum performance for all three measures will result in a maximum payout of 253% of target. If threshold targets are not met for the performance period, no payment will be made under the plan.

Under the TeamShare Stock Option Plan, which terminated on January 3, 2005, full-time employees, excluding key executives, were granted options to purchase the Company’s common stock at the market price on the date the options were granted. The Company authorized 66 million shares for issuance under the plan. Individual grants generally became exercisable evenly on the third, fourth and fifth anniversary of the grant date and have a maximum term of 10 years. Options on 35.6 million shares have been exercised under the plan as of December 31, 2007.

The Company’s results of operations for the years ended December 31, 2007 and 2006 reflect the impact of SFAS No. 123(R), which includes the impact of the expensing of stock options. The Company has elected the alternative method as provided in FSP No. 123(R)-3 in determining the Company’s pool of excess tax benefits. The results of operations for the year ended December 31, 2005 were not restated to reflect the impact of expensing of stock options and are prepared in accordance with APB No. 25. The following table summarizes stock-based compensation expense, net of tax, related to employee stock options, restricted stock and long-term performance awards for the years ended December 31, 2007, 2006 and 2005:

	Years Ended December 31,
Dollars in Millions	2007	2006	2005
Cost of products sold	$13	$11	$—
Marketing, selling and administrative	80	67	31
Research and development	40	34	—

Total stock-based compensation expense	133	112	31
Deferred tax benefit	45	39	11

Stock-based compensation, net of tax	$88	$73	$20

Note 17 EMPLOYEE STOCK BENEFIT PLANS (Continued)

The table below reflects pro forma net income and diluted net income per share for the year ended December 31, 2005:

Dollars in Millions, except per share data	Year Ended December 31, 2005

Net Earnings:
As reported	$3,000
Total stock-based employee compensation expense, included in reported net earnings, net of related tax effects	20
Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(112)

Pro forma	$2,908

Basic Earnings per Share:
As reported	$1.53
Pro forma	1.49
Diluted Earnings per Share:
As reported	$1.52
Pro forma	1.48

Stock Options

A summary of option activities were as follows:

Shares in Millions	Shares of Common Stock Issued Under Plan	Weighted-Average Exercise Price of Shares
Balance at January 1, 2005	163	$38.87
Granted	20	25.37
Exercised	(9)	16.26
Expired or forfeited	(10)	37.67

Balance at December 31, 2005	164	38.45
Granted	16	23.18
Exercised	(8)	21.00
Expired or forfeited	(9)	33.53

Balance at December 31, 2006	163	38.16
Granted	15	26.31
Exercised	(13)	27.02
Expired or forfeited	(17)	32.84

Balance at December 31, 2007	148	38.53

Note 17 EMPLOYEE STOCK BENEFIT PLANS (Continued)

Information related to stock option grants and exercises under both the 2007 Plan and the 2002 Plan are summarized as follows:

	For the Years Ending December 31,
Amounts in Millions, except per share data	2007	2006	2005
Available for stock option awards	97.7	39.4	33.5
Stock options granted	15.3	15.3	20.2
Weighted-average grant-date fair value (per share)	$6.56	$4.74	$5.49
Total intrinsic value of stock options exercised	$37	$17	$69
Cash proceeds from exercise of stock options	$345	$167	$137

As of December 31, 2007, there was $104 million of total unrecognized compensation cost related to stock options and is expected to be recognized over a weighted-average period of 2.5 years.

The following tables summarize information concerning the Company’s stock compensation plans and currently outstanding and exercisable options:

Shares in Millions	Number of securities to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Plan Category
Equity compensation plans approved by security holders	130	$37.88	98
Equity compensation plans not approved by security holders (1)	18	43.22	—

	148	38.53	98

(1)	Shares under this plan are no longer being issued.

The following table summarizes significant ranges of outstanding and exercisable options as of December 31, 2007 (amounts in millions, except per share data):

Range of Exercise Prices	Number Outstanding	Options Outstanding		Aggregate Intrinsic Value (in millions)	Number Exercisable	Options Exercisable
		Weighted- Average Remaining Contractual Life (in Years)	Weighted- Average Exercise Price Per Share			Weighted- Average Remaining Contractual Life (in Years)	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value (in millions)
$1 - $20	1	9.16	$4.33	$12	—	8.60	$1.36	$—
$20 - $30	78	6.94	25.67	109	45	5.97	25.63	71
$30 - $40	—	8.38	30.90	—	—	4.42	30.15	—
$40 - $50	40	1.78	47.04	—	40	1.78	47.04	—
$50 - $60	12	2.99	58.19	—	11	2.96	58.06	—
$60 and up	17	1.48	63.30	—	17	1.48	63.30	—

	148	4.58	38.53	$121	113	3.50	42.21	$71

Vested or expected to vest	146	4.53	38.69	$118

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $26.52 on December 31, 2007, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of December 31, 2007 was 28 million. As of December 31, 2006, 123 million outstanding options were exercisable and the weighted-average exercise price was $42.03.

Note 17 EMPLOYEE STOCK BENEFIT PLANS (Continued)

The fair value of employee stock options granted in 2007 were estimated on the date of the grant and, prior to January 1, 2006, were estimated using a weighted-average estimated per option value granted, using the Black-Scholes option pricing model with the following assumptions:

	2007	2006	2005
Expected volatility	28.9%	26.7%	29.4%
Risk-free interest rate	4.7%	4.6%	4.4%
Dividend yield	4.5%	4.8%	4.6%
Expected life	6.2 yrs	6.3 yrs	7.0 yrs

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

As stock-based compensation expense recognized in the consolidated statement of earnings for the 12 months ended December 31, 2007 and 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. In the Company’s pro forma information required under SFAS No. 123 for the periods prior to 2006, the Company accounted for forfeitures as they occurred.

The Company acquired Adnexus on October 19, 2007. As part of the acquisition agreement, the Company assumed 24 million shares of Adnexus incentive stock options (ISOs) and replaced them with 0.6 million shares of Company ISOs. The converted options retain their original vesting schedules, including the vesting commencement date, as well as the expiration date. A Black-Scholes model was used to determine the expected term and the individual ISOs valuations. The result was a weighted-average expected term of 5.2 years and a weighted-average fair value on October 19, 2007 of $20.34.

Note 17 EMPLOYEE STOCK BENEFIT PLANS (Continued)

Restricted Stock Awards and Restricted Stock Units

The fair value of nonvested shares of the Company’s common stock is determined based on the average trading price of the Company’s common stock on the grant date.

Restricted share activities were as follows:

Shares in Thousands	Number of Shares	Weighted-Average Grant-Date Fair Value
Nonvested shares at January 1, 2005	2,945	$31.12
Granted	1,786	24.61
Vested	(375)	38.56
Forfeited	(194)	31.37

Nonvested shares at December 31, 2005	4,162	27.36
Granted	4,295	23.45
Vested	(645)	32.48
Forfeited	(921)	26.64

Nonvested shares at December 31, 2006	6,891	24.58
Granted	3,584	27.14
Vested	(1,360)	25.51
Forfeited	(892)	25.13

Nonvested shares at December 31, 2007	8,223	25.48

Expected to vest	7,772	25.48

As of December 31, 2007 and 2006, there was $145 million and $126 million, respectively, of total unrecognized compensation cost related to nonvested restricted stock and restricted stock units. That cost is expected to be recognized over a weighted-average period of 2.6 years for the balance at December 31, 2007 and 2.75 years for the balance at December 31, 2006. The total cost of non-vested shares and share units granted that was recognized as compensation expense during the twelve months ended December 31, 2007, 2006 and 2005 was $53 million, $34 million and $27 million, respectively. The total fair value of shares and share units that vested during the 12 months ended December 31, 2007, 2006 and 2005 was $35 million, $21 million and $14 million, respectively.

Performance Awards

Prior to the adoption of SFAS No. 123(R), compensation expense related to performance awards was determined based on the market price of the Company’s stock at the time of the award applied to the expected number of shares contingently issuable (up to 100%) and was amortized over the three-year performance cycle.

Since the adoption of SFAS No. 123(R), the fair value of the 2006 through 2008 performance award was estimated on the date of grant using a Monte Carlo simulation model due to a market condition. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying each market condition stipulated in the award grant and calculates the fair market value for the long-term performance awards. For the 2007 through 2009 performance award, because the award does not contain a market condition, the fair value was based on the closing trading price of the Company’s common stock on the grant date.

The valuation model for the 2006 through 2008 award used the following assumptions:

Grant Year	Grant Date	Weighted-Average Expected Volatility	Expected Dividend Yield	Risk-Free Interest Rate
2006	3/7/2006	20.4%	4.9%	4.4%

Weighted-average expected volatility is based on the three-year historical volatility levels on the Company’s common stock. Expected dividend yield is based on historical dividend payments. Risk-free interest rate reflects the yield on five-year zero coupon U.S. Treasury bonds, based on the performance shares’ contractual term. The fair value of the performance awards is amortized over the performance period of the award.

Note 17 EMPLOYEE STOCK BENEFIT PLANS (Continued)

Information related to performance awards under both the 2007 Plan and the 2002 Plan is summarized as follows:

Shares in Thousands	Performance Cycle Measurement Date	Shares Granted	Weighted-Average Grant Date Fair Value	Performance Shares Outstanding
Grant Date				December 31, 2007	December 31, 2006
3/2/04	12/31/06	456	$28.11	—	417
3/1/05	12/31/07	1,087	25.45	830	894
3/7/06	12/31/08	640	20.00	415	461
3/6/07	Annually on 12/31	219	27.01	209	—
5/1/07	Annually on 12/31	57	28.68	57	—

Total outstanding				1,511	1,772

At December 31, 2007 and 2006, there was $11 million and $2 million, respectively, of total unrecognized compensation cost related to the performance share plan, which is expected to be recognized over a weighted-average period of 1.8 years and 2.0 years, respectively.

Accuracy of Fair Value Estimates

The Company’s determination of fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price, as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the Company’s employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the existing valuation models may not provide an accurate measure of the fair value of the Company’s employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS No. 123(R) and SAB 107 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

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

The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, and has elected the alternative method as provided in FSP No. 123(R)-3 in determining the Company’s pool of excess tax benefits. The Company’s consolidated financial statements for the year ended December 31, 2006 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Stock-based compensation expense recognized under SFAS No. 123(R) for the years ended December 31, 2007 and 2006 was $133 million and $112 million, respectively, ($88 million and $73 million, net of tax, respectively) or $0.04 per share and $0.04 per share, respectively, with a corresponding amount recorded in additional paid-in capital within stockholders’ equity. Additionally, in 2006, $10 million related to performance awards was reclassified from liabilities to stockholders’ equity in connection with the adoption of SFAS No. 123(R).

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

The Company’s primary net foreign currency translation exposures are the Euro, Canadian dollar, Japanese yen, Mexican peso and Chinese renminbi.

The Company utilizes foreign currency contracts to hedge anticipated transactions, primarily intercompany transactions, on certain foreign currencies and designates these derivative instruments as foreign currency cash flow hedges when appropriate. The notional amounts of the Company’s foreign exchange derivative contracts at December 31, 2007 and 2006 were $1,656 million and $1,585 million, respectively. For these derivatives, in which the majority qualify as hedges of future anticipated cash flows, the effective portion of changes in fair value is temporarily deferred in accumulated OCI and then recognized in earnings when the hedged item affects earnings.

The table below summarizes the Company’s outstanding foreign exchange forward contracts as of December 31, 2007. The fair value of all foreign exchange forward contracts is based on year-end currency rates. The fair value of foreign exchange forward contracts should be viewed in relation to the fair value of the underlying hedged transactions and the overall reduction in exposure to adverse fluctuations in foreign currency exchange rates.

Dollars in Millions, except currency rates	Weighted-Average Strike Price	Notional Amount	Fair Value Asset/(Liability)	Maturity
Foreign Exchange Forwards:
Cash Flow Hedges
Australian Dollar	0.80	$72	$(6)	2008
British Pound	2.01	79	1	2008
Canadian Dollar	1.08	130	(12)	2008
Euro	1.36	636	(43)	2008
Japanese Yen	107.62	159	3	2008
Mexican Peso	10.95	54	1	2008
Polish Zloty	2.53	18	—	2008
Swedish Krona	6.48	47	—	2008
Swiss Franc	1.16	30	—	2008

Total Cash Flow Hedges		1,225	(56)

Non-Qualifying Hedges(1)
Australian Dollar	0.90	71	3	2008
British Pound	2.06	41	2	2008
Canadian Dollar	0.95	131	6	2008
Euro	1.45	13	(1)	2008
Japanese Yen	106.78	71	2	2008
Polish Zloty	2.53	61	(1)	2008
Turkish Lira	1.27	43	(2)	2008

Total Non-Qualifying Hedges		431	9

Total Contracts		$1,656	$(47)

(1)	Non-qualifying hedges are hedges that do not qualify for hedge accounting treatment as prescribed by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.

At December 31, 2007, the Company held foreign exchange option contracts to buy and sell Japanese Yen. The total notional and fair market value for buy contracts is $145 million and $1 million, respectively, which are fully offset by the total notional and fair market value for sell contracts of $145 million and $1 million, respectively.

During 2007, 2006 and 2005, the Company reclassified pre-tax deferred losses of $56 million, $18 million and $130 million, respectively, from accumulated OCI to earnings, the majority of which was classified as cost of products sold. As of December 31, 2007, the balance of deferred losses on foreign exchange forward contracts included in accumulated OCI on a pre-tax basis was $54 million ($37 million net of tax), all of which is expected to be reclassified into earnings within the next 12 months.

Note 18 FINANCIAL INSTRUMENTS (Continued)

SFAS No.133 requires that the Company perform periodic assessments of hedge effectiveness. These assessments determine whether derivatives designated as qualifying hedges continue to be highly effective in offsetting changes in the cash flows of hedged items. Any ineffective portion of fair value can no longer be deferred in accumulated OCI and is included in current period earnings. For the years ended December 31, 2007 and 2006, the impact of hedge ineffectiveness on earnings was not significant. Additionally, for the years ended December 31, 2007 and 2006, the impact of discontinued hedges was a pre-tax loss of $12 million and a pre-tax loss of $10 million, respectively. Furthermore, the Company uses foreign exchange forward contracts to offset its exposure to certain currency assets and liabilities and earnings denominated in certain foreign currencies. These foreign exchange forward contracts are not designated as hedges and, therefore, changes in the fair value of these derivatives are recognized in earnings as other income, net, as they occur. The notional and fair value amounts of foreign exchange forward contracts at December 31, 2007 are described in the table above. There were no foreign exchange forward contracts of this type outstanding at December 31, 2006. In 2007, the impact of foreign exchange forward contracts that are not designated as hedges was a pre-tax gain of $4 million. In 2006 and 2005, the amounts recognized in earnings related to these types of foreign exchange forward contracts that did not qualify for hedge accounting treatment were not significant.

The fair value of forward contracts was a net liability of $47 million at December 31, 2007, of which $16 million was recorded as a non-current asset and $63 million was recorded as a current liability. The fair value of forward contracts was a net liability of $33 million at December 31, 2006, of which $18 million was recorded as a non-current asset and $51 million was recorded as a current liability. The fair value of all foreign exchange contracts is based on year-end currency rates (and the Black-Scholes model in the case of option contracts).

In addition to the foreign exchange hedge contracts noted above, the Company utilizes forward contracts to hedge foreign currency-denominated monetary assets and liabilities. The primary objective of these forward contracts is to protect the U.S. dollar value of foreign currency-denominated monetary assets and liabilities from the effects of volatility in foreign exchange rates that might occur prior to their receipt or settlement in U.S. dollars. These foreign currency-denominated monetary assets and liabilities are primarily denominated in Euro. The forward contracts are not designated as hedges and are marked to market through other expense, net. The notional and fair value amount of purchased foreign exchange forward contracts was not material at December 31, 2007, and $24 million and a $1 million asset, respectively, at December 31, 2006. There were no notional and fair value amounts of sold foreign exchange forward contracts at December 31, 2007, and $22 million and a $1 million liability, respectively, at December 31, 2006.

The Company also uses non-U.S. dollar borrowings, primarily the €500 Million Notes due 2016 and the €500 Million Notes due 2021, to hedge the foreign currency exposures of the Company’s net investment in certain foreign affiliates. These non-U.S. dollar borrowings are designated as hedges of net investments. The effective portion of foreign exchange gains or losses on these hedges is recorded as part of the foreign currency translation component of accumulated OCI. At December 31, 2007 and 2006, $168 million and $27 million in losses, respectively, were recorded in the foreign currency translation component of accumulated OCI.

The Company had unhedged exposures to net foreign currency-denominated assets and liabilities of approximately $1.9 billion and $1.6 billion at December 31, 2007 and 2006, respectively, primarily in Mexico, Japan, the UK, China, Australia and Canada.

The Company uses derivative instruments as part of its interest rate risk management strategy. The derivative instruments used are comprised principally of fixed to floating rate interest rate swaps, which are subject to fair-value hedge accounting treatment. In November 2006, in connection with the funding of the retirement of the 2011 fixed rate debt, the Company executed several fixed to floating interest rate swaps to convert $1.3 billion and €1 billion ($1.3 billion at inception) of the Company’s newly-issued fixed rate debt to be paid in 2016, 2021 and 2036 to variable rate debt. The total notional amounts of outstanding interest rate swaps were $2.6 billion and €1 billion ($1.5 billion) as of December 31, 2007 and $2.6 billion and €1 billion ($1.3 billion) as of December 31, 2006. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the Company recognized a net increase in interest expense of $13 million and $18 million in 2007 and 2006, respectively, and a net reduction in interest expense of $54 million in 2005 from the impact of interest rate swaps.

The swap contracts, as well as the underlying debt being hedged, are recorded at fair value, which resulted in an increase in non-current assets of $72 million, current liabilities of $96 million and a reduction in long-term debt of $24 million at December 31, 2007; and an increase in non-current assets of $7 million, current liabilities of $57 million and a reduction in long-term debt of $50 million at December 31, 2006. Swap contracts are generally held to maturity and are intended to create an appropriate balance of fixed and floating rate debt for the Company. Swap contracts that qualify as fair value hedges that are terminated prior to their maturity dates are reported as part of the carrying value of the underlying debt and are amortized to earnings over the remaining life of the debt. Swap contracts that qualify as cash flow hedges that are terminated are reported in accumulated OCI and amortized to earnings over the remaining life of the debt. The following tables summarize the interest rate swaps outstanding as of December 31, 2007 and 2006 the earnings impact from terminated interest rate swap contracts for 2007, 2006 and 2005:

Note 18 FINANCIAL INSTRUMENTS (Continued)

Interest Rate Swaps Outstanding

Interest Rate Contracts	Notional Amount of Underlying Debt	Variable Rate Received	Year of Transaction	Maturity	Fair Value
Dollars in Millions
Swaps associated with:
4.00% Notes due 2008	$400	1 month U.S. $ LIBOR +0.35%	2003	2008	$(2)
5.25% Notes due 2013	600	1 month U.S. $ LIBOR +0.42%	2003	2013	16
4.375% €500 Million Notes due 2016	725	3 month EUR € EURIBOR +0.40%	2006	2016	(37)
4.625% €500 Million Notes due 2021	725	3 month EUR € EURIBOR +0.56%	2006	2021	(57)
7.15% Notes due 2023	350	1 month U.S. $ LIBOR +1.66%	2004	2023	20
5.875% Notes due 2036	1,250	1 month U.S. $ LIBOR +0.62%	2006	2036	36

	$4,050				$(24)

Earnings Impact from Terminated Interest Rate Swap Contracts

	Year of Termination	Notional Amount of Underlying Debt	Total Pre-Tax Deferred Gain/(Loss)	Pre-Tax Income/(Expense) Recognized
				2007	2006	2005
Interest Rate Contracts
Dollars in Millions
Interest rate swap lock associated with:
5.75% Notes due 2011 (1)	2001	$2,500	$(58)	$—	$(37)	$(5)
4.75% Note due 2006 (2)	2001	2,000	(48)	—	—	(15)
Swaps associated with:
4.75% Notes due 2006 (2)	2005	2,000	(13)	—	—	(13)
5.75% Notes due 2011 (1)	2005	500	(23)	—	(21)	(2)
6.8% Notes due 2026 (3)	2005	350	39	1	1	—
5.75% Notes due 2011 (1)	2006	2,000	(62)	—	(62)	—

			$(165)	$1	$(119)	$(35)

(1)	The underlying 2011 Notes were extinguished in 2006.
(2)	The underlying 2006 Notes were extinguished in 2005.
(3)	The underlying 2026 Notes have not been extinguished.

The carrying amount of the Company’s other financial instruments, which includes cash, cash equivalents, accounts receivable and accounts payable, approximates their fair value at December 31, 2007 and 2006. For a discussion on cash, cash equivalents and marketable securities, see “—Note 9. Cash, Cash Equivalents and Marketable Securities” above. For long-term debt, the difference between the fair value and carrying value is not material.

Note 19 SEGMENT INFORMATION

The Company is organized in three reportable segments—Pharmaceuticals, Nutritionals and ConvaTec. The Pharmaceuticals segment is comprised of the global pharmaceutical and international consumer medicines businesses. The Nutritionals segment consists of Mead Johnson, primarily an infant formula business and children’s nutritional business. The ConvaTec segment consists of the ostomy, wound and skin care business.

        In December 2007, the Company entered into a definitive agreement with Avista for the sale of its Medical Imaging business. The closing of the transaction was completed in January 2008. The results of the Medical Imaging business, which previously was included in the former Other Health Care operating segment, are included in income from discontinued operations, net of tax, for all periods. The net assets associated with the Medical Imaging business, totaling approximately $483 million, as well as other assets totaling $42 million, have been reclassified to assets held for sale as of December 31, 2007 and are included in Corporate/Other below. In May 2005, the Company completed the sale of OTN to One Equity Partners LLC. The results of OTN, which previously was presented as a separate operating segment, are included in income from discontinued operations, net of tax, for the year ended December 31, 2005. The results of both the Medical Imaging business and OTN are not included in the tables below.

In the third quarter of 2005, the Company completed the sale of its Consumer Medicines business, which is included in the Pharmaceuticals operating segment. For additional information on the sale of Consumer Medicines, see “—Note 4. Acquisitions and Divestitures.”

Note 19 SEGMENT INFORMATION (Continued)

The Company’s products are sold principally to the wholesale and retail trade, both nationally and internationally. Certain products are also sold to other drug manufacturers, hospitals, clinics, government agencies and the medical profession. Three wholesalers accounted for approximately 19%, 16% and 12%, respectively, of the Company’s total net sales in 2007. In 2006, sales to these wholesalers accounted for approximately 19%, 16% and 11%, respectively, of the Company’s total net sales. In 2005, the same three wholesalers accounted for 21%, 18% and 12%, respectively, of the Company’s total net sales. These sales were concentrated in the Pharmaceuticals segment.

	Net Sales			Earnings From Continuing Operations Before Minority Interest and Income Taxes			Year-end Assets
Dollars in Millions	2007	2006	2005	2007	2006	2005	2007	2006
Pharmaceuticals	$15,622	$13,861	$15,408	$3,471	$2,569	$3,739	$12,549	$11,644

Nutritionals	2,571	2,347	2,205	708	696	677	1,274	1,167
ConvaTec	1,155	1,048	992	348	315	288	715	666

Health Care Group	3,726	3,395	3,197	1,056	1,011	965	1,989	1,833

Total segments	19,348	17,256	18,605	4,527	3,580	4,704	14,538	13,477
Corporate/Other	—	—	—	(993)	(1,180)	(400)	11,634	12,098

Total	$19,348	$17,256	$18,605	$3,534	$2,400	$4,304	$26,172	$25,575

Net sales of the Company’s key products were as follows:

Dollars in Millions	Sales by Products
	2007	2006	2005
Pharmaceuticals
PLAVIX*	$4,755	$3,257	$3,823
AVAPRO*/AVALIDE*	1,204	1,097	982
PRAVACHOL	443	1,197	2,256
COUMADIN	201	220	212
REYATAZ	1,124	931	696
SUSTIVA Franchise (total revenue)	956	791	680
BARACLUDE	275	83	12
ERBITUX*	692	652	413
TAXOL® (paclitaxel)	422	563	747
SPRYCEL	158	25	—
IXEMPRA	15	—	—
ABILIFY* (total revenue)	1,660	1,282	912
Other Pharmaceuticals	3,717	3,763	4,675

Total Pharmaceuticals	15,622	13,861	15,408

Nutritionals
ENFAMIL	1,082	1,007	992
ENFAGROW	295	262	206
Other Nutritionals	1,194	1,078	1,007

Total Nutritionals	2,571	2,347	2,205
ConvaTec
Ostomy	594	554	550
Wound Therapeutics	488	441	416
Other ConvaTec	73	53	26

Total ConvaTec	1,155	1,048	992

Total	$19,348	$17,256	$18,605

Corporate/Other consists principally of interest income, interest expense, certain administrative expenses and allocations to the business segments of certain corporate programs, litigation expense, impairment of auction rate securities, debt retirement costs, gain on sale of businesses and product assets, deferred income recognized from collaboration agreement and restructuring charges. Corporate/Other assets include cash and cash equivalents, marketable securities, assets of discontinued operations and certain other assets.

Note 19 SEGMENT INFORMATION (Continued)

	Capital Expenditures			Depreciation
Dollars in Millions	2007	2006	2005	2007	2006	2005
Pharmaceuticals	$639	$538	$545	$430	$453	$475

Nutritionals	63	65	65	44	41	38
ConvaTec	25	19	25	19	18	20

Health Care Group	88	84	90	63	59	58

Total segments	727	622	635	493	512	533
Corporate/Other(a)	74	58	58	49	52	44

Total	$801	$680	$693	$542	$564	$577

(a)	The Corporate/Other amounts include the activities of the Medical Imaging business, including capital expenditures of $5 million, $14 million and $13 million for 2007, 2006 and 2005, respectively, and depreciation expense of $9 million, $10 million and $7 million for 2007, 2006 and 2005, respectively.

Geographic Areas

	Net Sales			Year-end Assets
Dollars in Millions	2007	2006	2005	2007	2006
United States	$10,808	$9,140	$9,924	$17,283	$16,942
Europe, Middle East and Africa	4,635	4,518	5,111	5,198	5,032
Other Western Hemisphere	1,704	1,580	1,561	2,271	2,237
Pacific	2,201	2,018	2,009	1,420	1,364

Total	$19,348	$17,256	$18,605	$26,172	$25,575

Note 20 LEASES

Minimum rental commitments under all non-cancelable operating leases, primarily real estate and motor vehicles, in effect at December 31, 2007, were as follows:

Years Ending December 31,	Dollars in Millions
2008	$143
2009	116
2010	90
2011	72
2012	71
Later years	212

Total minimum payments	704
Less total minimum sublease rentals	39

Net minimum rental commitments	$665

Operating lease rental expense (net of sublease rental income of $17 million in 2007, $21 million in 2006 and $15 million in 2005) was $166 million in 2007, $149 million in 2006 and $150 million in 2005.

In December 2006, the Company completed the sale and leaseback of several administrative facilities in New Jersey for $283 million, which resulted in a pre-tax gain from the transaction of $154 million, of which $145 million was deferred and will reduce future lease rental costs over the lease periods ranging from 8 to 12 years.

Note 21 PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

The Company and certain of its subsidiaries have defined benefit pension plans, defined contribution plans and termination indemnity plans for regular full-time employees. The principal pension plan is the Bristol-Myers Squibb Retirement Income Plan in the U.S. The funding policy is to contribute amounts to provide for current service and to fund past service liability. Plan benefits are based primarily on the participant’s years of credited service and compensation. Plan assets consist principally of equity and fixed-income securities.

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

The net periodic benefit cost of the Company’s defined benefit pension and postretirement benefit plans included the following components:

	Pension Benefits			Other Benefits(a)
Dollars in Millions	2007	2006	2005	2007	2006	2005
Service cost — benefits earned during the year	$249	$238	$223	$8	$9	$9
Interest cost on projected benefit obligation	352	326	314	36	34	36
Expected return on plan assets	(442)	(410)	(361)	(25)	(22)	(20)
Amortization of prior service cost/(benefit)	11	12	13	(3)	(3)	(4)
Amortization of loss	140	166	203	6	4	7
Amortization of transitional obligation	—	1	—	—	—	—

Net periodic benefit cost	310	333	392	22	22	28
Curtailments and settlements	3	(1)	—	1	—	—

Total net periodic benefit cost	$313	$332	$392	$23	$22	$28

(a)

The Company has recognized the impact of the Medicare Prescription Drug Improvement and Modernization Act of 2003 in 2007, 2006 and 2005, and in accordance with FSP No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, recorded $11 million for each of 2007, 2006 and 2005, respectively, as a reduction in net periodic benefit costs.

Note 21 PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS (Continued)

Net actuarial loss and prior service cost/(benefit) amortized from accumulated OCI into net periodic benefit costs for 2007 were $140 million and $11 million, respectively, for pension benefits; and were $6 million and a benefit of $3 million, respectively, for other benefits. The estimated net actuarial loss and prior service cost that will be amortized from accumulated OCI into net periodic benefit cost in 2008 are:

Dollars in Millions	Pension Benefits	Other Benefits
Amortization of net actuarial loss	$98	$6
Amortization of prior service cost/(benefit)	11	(3)

	$109	$3

Changes in benefit obligations, plan assets, funded status and amounts recognized on the balance sheet as of and for the years ended December 31, 2007 and 2006, for the Company’s defined benefit and postretirement benefit plans, were as follows:

	Pension Benefits		Other Benefits(b)
Dollars in Millions	2007	2006	2007	2006
Benefit obligation at beginning of year	$6,186	$5,918	$651	$643
Service cost—benefits earned during the year	249	238	9	9
Interest cost on projected benefit obligation	352	326	36	34
Plan participants’ contributions	4	3	16	12
Curtailments and settlements	(28)	(2)	(2)	—
Actuarial losses/(gains)	(179)	10	11	27
Plan amendments	2	7	—	—
Retiree Drug Subsidy Received	—	—	5	6
Benefits paid	(496)	(432)	(87)	(81)
Special termination benefit	4	—	2	—
Exchange rate (gains)/losses	90	118	5	1

Benefit obligation at end of year	$6,184	$6,186	$646	$651

Fair value of plan assets at beginning of year	$5,658	$5,017	$291	$253
Actual return on plan assets	458	649	29	38
Employer contribution	323	325	66	63
Plan participants’ contributions	4	3	16	12
Settlements	(9)	—	—	—
Retiree Drug Subsidy Received	—	—	5	6
Benefits paid	(496)	(432)	(87)	(81)
Exchange rate (losses)/gains	81	96	—	—

Fair value of plan assets at end of year	$6,019	$5,658	$320	$291

Funded status	$(165)	$(528)	$(326)	$(360)

Amounts recognized in the balance sheet consist of:
Other assets	$291	$45	$—	$—
Accrued expenses	(27)	(25)	(58)	(56)
Pension and other postretirement liabilities (accrued benefit cost)	(429)	(548)	(268)	(304)

Net amount recognized	$(165)	$(528)	$(326)	$(360)

Amounts recognized in accumulated other comprehensive loss
Net actuarial loss	$1,358	$1,711	$117	$117
Net obligation at adoption	2	2	—	—
Prior service cost	46	55	(20)	(24)

	$1,406	$1,768	$97	$93

(b)

The Company has recognized the impact of the Medicare Prescription Drug Improvement and Modernization Act of 2003 in 2007, 2006 and 2005, and in accordance with FSP No. 106-2, recorded $98 million and $94 million in 2007 and 2006, respectively, as a reduction in accumulated postretirement benefit obligation.

Several plans had underfunded accrued benefit obligations that exceeded their accrued benefit liabilities at December 31, 2006. Additional minimum liabilities were established to increase the accrued benefit liabilities to the values of the underfunded accrued benefit obligations. The additional minimum liabilities totaled $232 million at December 31, 2006 prior to the adoption of SFAS No. 158, which were for a U.S. unfunded benefit equalization plan and several international plans. These liabilities were reversed against accumulated OCI upon the adoption of SFAS No. 158.

Note 21 PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS (Continued)

The accumulated benefit obligation for all defined benefit pension plans was $5,417 million and $5,422 million at December 31, 2007 and 2006, respectively.

Information related to the Company’s pension plans at December 31 was as follows:

	December 31,
Dollars in Millions	2007	2006
Pension plans with projected benefit obligations in excess of plan assets:
Projected benefit obligation	$1,376	$1,646
Fair value of plan assets	921	1,073

Pension Plans with accumulated benefit obligation in excess of plan assets:
Accumulated benefit obligation	$352	$1,137
Fair value of plan assets	62	795

This is attributable primarily to an unfunded U.S. benefit equalization plan and several plans in the international markets. The unfunded U.S. benefit equalization plan provides pension benefits for employees with compensation above IRS limits and cannot be funded in a tax-advantaged manner.

Additional information pertaining to the Company’s pension and postretirement plans were as follows:

	Pension Benefits			Other Benefits
Dollars in Millions	2007	2006	2005	2007	2006	2005
(Decrease)/Increase in minimum liability, including the impact of foreign currency fluctuations, included in other comprehensive income	$—	$(96)	$(20)	$—	$—	$—

Weighted-average assumptions used to determine benefit obligations at December 31 were as follows:

	Pension Benefits		Other Benefits
	2007	2006	2007	2006
Discount rate	6.46%	5.74%	6.46%	5.73%
Rate of compensation increase	3.67%	3.63%	3.60%	3.60%

Weighted-average actuarial assumptions used to determine net periodic benefit cost for the years ended December 31 were as follows:

	Pension Benefits			Other Benefits
	2007	2006	2005	2007	2006	2005
Discount rate	5.74%	5.49%	5.57%	5.73%	5.49%	5.52%
Expected long-term return on plan assets	8.30%	8.39%	8.41%	8.75%	8.75%	8.75%
Rate of compensation increase	3.63%	3.60%	3.59%	3.60%	3.61%	3.59%

At December 31, 2007, the Company’s expected long-term rate of return on U.S. pension plan assets was 8.75%. The target asset allocation is 70% public equity (58% U.S., 12% international), 8% private equity and 22% fixed income. The 8.75% was approximated by applying expected returns of 9% on public equity, 15% on private equity and 6% on fixed income to the target allocation. The actual historical returns are also relevant. Annualized returns for periods ended December 31, 2007 were 8.2% for 10 years, 10.4% for 15 years and 10.6% for 20 years.

U.S. pension plan assets represented approximately 75% of total Company pension plan assets at December 31, 2007. The 8.30% disclosed above for total Company expected return on assets for 2007 is below the 8.75% for U.S. pension plans, due to the impact of international pension plans, which typically employ a less aggressive asset allocation.

An 8.75% expected return is disclosed for Other Benefits in 2007, as the relevant assets are invested in the same manner as U.S. pension plan assets and there are no international plan assets.

Note 21 PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS (Continued)

Assumed health care cost trend rates at December 31 were as follows:

	2007	2006	2005
Health care cost trend rate assumed for next year	9.37%	9.87%	7.93%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.49%	4.49%	4.42%
Year that the rate reaches the ultimate trend rate	2018	2018	2012

Assumed health care cost trend rates do have an effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

Dollars in Millions	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total of service and interest cost	$1	$(1)
Effect on postretirement benefit obligation	36	(27)

The Company’s asset allocation for pension and postretirement benefits at December 31, 2007 and 2006, were as follows:

	Pension Benefits		Other Benefits
	2007	2006	2007	2006
Public equity securities	65.1%	67.2%	67.3%	69.2%
Debt securities (including cash)	27.3	26.9	23.7	23.3
Private equity	6.7	5.6	8.7	7.2
Other	0.9	0.3	0.3	0.3

Total	100.0%	100.0%	100.0%	100.0%

The Company’s investment strategy emphasizes equities in order to achieve high expected returns and, in the long run, low expense and low required cash contributions. For the U.S. pension plans, a target asset allocation of 70% public equity (58% U.S., 12% international), 8% private equity and 22% fixed income is maintained and cash flow (i.e., cash contributions, benefit payments) is used to rebalance back to the targets as necessary. Investments are well diversified within each of the three major asset categories. About 30% of the U.S. equity is passively managed. Otherwise, all investments are actively managed.

Investment strategies for international pension plans are typically similar, although the asset allocations are usually more conservative.

Bristol–Myers Squibb Company common stock represents less than 1% of the plan assets at December 31, 2007 and 2006.

Assets for postretirement benefits are commingled with U.S. pension plan assets and, therefore, the investment strategy is identical to that described above for U.S. pension plans.

Contributions

Although no minimum contributions were required, the Company made cash contributions to the U.S. pension plans of $238 million, $235 million and $318 million in 2007, 2006 and 2005, respectively. The Company also plans to make a cash contribution to the U.S. pension plans in 2008.

When contributions are made to the U.S. pension plans, the Company may make tax-deductible contributions to the 401(h) account for retiree medical benefits equal to a portion of the pension normal cost.

Contributions to the international pension plans were $85 million, $90 million and $105 million in 2007, 2006 and 2005, respectively. Contributions to the international plans are now expected to be in the range of $70 million to $90 million in 2008.

Note 21 PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS (Continued)

Estimated Future Benefit Payments

The following benefit payments for mainly the U.S pension plans, which reflect expected future service, as appropriate, are expected to be paid:

Dollars in Millions	Pension Benefits	Other Benefits
		Gross	Medicare Subsidy	Net
2008	$376	$69	$9	$60
2009	371	69	9	60
2010	390	70	10	60
2011	418	70	11	59
2012	442	69	12	57
Years 2013 – 2017	2,553	328	57	271

Adoption of SFAS No. 158

The Company adopted SFAS No. 158 in the fiscal year ended December 31, 2006, resulting in a $1,064 million reduction of accumulated OCI in stockholders’ equity, a $767 million reduction in total assets and a $297 million increase in total liabilities. The impact of the adoption is summarized as follows:

	SFAS No. 158 Adjustments
Dollars in Millions	Pre-SFAS No. 158	Pre-tax	Tax	Net	Post-SFAS No. 158
Current Assets:
Deferred income taxes	$573	$—	$76	$76	$649
Non-Current Assets:
Deferred income taxes	2,139	—	438	438	2,577
Prepaid pension	1,324	(1,324)	—	(1,324)	—
Other assets	299	43	—	43	342
Current Liabilities:
Accrued expenses	2,251	81	—	81	2,332
U.S. and foreign income taxes payable	445	—	(1)	(1)	444
Non-Current Liabilities:
Other Liabilities	327	269	(52)	217	544
Stockholders’ Equity:
Accumulated other comprehensive loss	(581)	(1,631)	567	(1,064)	(1,645)

Savings Plan

The principal defined contribution plan is the Bristol-Myers Squibb Savings and Investment Program. The Company’s contribution is based on employee contributions and the level of Company match. The Company’s contributions to the plan were $60 million in 2007, $56 million in 2006 and $51 million in 2005.

Termination Indemnity Plans

The Company operates in certain jurisdictions, primarily in Europe, which require the recording of statutory termination obligations. These obligations were assessed in accordance with EITF Issue No. 88-1, Determination of Vested Benefit Obligation for a Defined Benefit Pension Plan. The total pension liability recorded for these obligations was $70 million at December 31, 2007 and $75 million at December 31, 2006.

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

INTELLECTUAL PROPERTY

PLAVIX* Litigation

PLAVIX* is currently the Company’s largest product ranked by net sales. Net sales of PLAVIX* were approximately $4.8 billion for the year ended December 31, 2007, $3.3 billion for the year ended December 31, 2006 and $3.8 billion for the year ended December 31, 2005, and U.S. net sales of PLAVIX* were $4.1 billion in 2007, $2.7 billion in 2006 and $3.2 billion in 2005. The PLAVIX* patents are subject to a number of challenges in the U.S., including the litigation with Apotex Inc. and Apotex Corp. (Apotex) described below, and in other less significant markets for the product. It is not possible reasonably to estimate the impact of these lawsuits on the Company. However, loss of market exclusivity of PLAVIX* and sustained generic competition would be material to the Company’s sales of PLAVIX*, results of operations and cash flows, and could be material to the Company’s financial condition and liquidity. The Company and its product partner, Sanofi, (the Companies) intend to vigorously pursue enforcement of their patent rights in PLAVIX*.

PLAVIX* Litigation – United States

Patent Infringement Litigation against Apotex and Related Matters

As previously disclosed, the Company’s U.S. territory partnership under its alliance with Sanofi is a plaintiff in a pending patent infringement lawsuit instituted in the U.S. District Court for the Southern District of New York (District court) entitled Sanofi-Synthelabo, Sanofi-Synthelabo, Inc. and Bristol-Myers Squibb Sanofi Pharmaceuticals Holding Partnership v. Apotex. The suit is based on U.S. Patent No. 4,847,265 (the ‘265 Patent), a composition of matter patent, which discloses and claims, among other things, the hydrogen sulfate salt of clopidogrel, a medicine made available in the U.S. by the Companies as PLAVIX*. Plaintiffs’ infringement position is based on Apotex’s filing of their Abbreviated New Drug Application (aNDA) with the FDA, seeking approval to sell generic clopidogrel bisulfate prior to the expiration of the composition of matter patent in 2011. Apotex has alleged that the patent is invalid and/or unenforceable.

As previously disclosed, in March 2006, the Company and Sanofi announced that they had executed a proposed settlement agreement (the March Agreement) with Apotex to settle the pending patent infringement lawsuit. In response to concerns expressed by the Federal Trade Commission (FTC) and state attorneys general, the parties modified the March Agreement (the Modified Agreement) in May 2006. In July 2006, the Companies announced that the Modified Agreement had failed to receive required antitrust clearance from the state attorneys general. On August 8, 2006, Apotex launched a generic version of clopidogrel bisulfate. On August 31, 2006, the District court issued a preliminary injunction ordering Apotex to halt sales of generic clopidogrel bisulfate, but not to recall product from its customers. On June 19, 2007, the District court issued an opinion and order upholding the validity and enforceability of the ‘265 Patent, maintaining the main patent protection for PLAVIX* in the U.S. until November 2011. The District court also ruled that Apotex’s generic clopidogrel bisulfate product infringed the ‘265 Patent and permanently enjoined Apotex from engaging in any activity that infringes the ‘265 Patent, including marketing its generic product in the U.S. until after the patent expires. The amount of damages will be set at a later time. Apotex’s appeal of the District court’s decision is pending before the U.S. Court of Appeals for the Federal Circuit with a hearing scheduled for March 2008. The District court has stayed certain antitrust counterclaims brought by Apotex pending the outcome of the appeal. Activities relating to the damages phase of the litigation are continuing.

As also previously disclosed, the Company’s U.S. territory partnership under its alliance with Sanofi is also a plaintiff in three additional pending patent infringement lawsuits against Dr. Reddy’s Laboratories, Inc. and Dr. Reddy’s Laboratories, LTD (Dr. Reddy’s), Teva Pharmaceuticals USA, Inc. (Teva) and Cobalt Pharmaceuticals Inc. (Cobalt), all related to the ‘265 Patent. A trial date for the action against Dr. Reddy’s has not been set. On January 14, 2008, Dr. Reddy’s received final approval of its aNDA. On January 24, 2008, the court entered an order that requires Dr. Reddy’s to give the Company 10 business days notice of its intent to launch. The patent infringement actions against Teva and Cobalt were stayed pending resolution of the Apotex litigation, and the parties to those actions agreed to be bound by the outcome of the litigation against Apotex, although Teva and Cobalt can appeal the outcome of the litigation.

Note 22 LEGAL PROCEEDINGS AND CONTINGENCIES (continued)

Consequently, on July 12, 2007, the District court entered judgments against Cobalt and Teva and permanently enjoined Cobalt and Teva from engaging in any activity that infringes the ‘265 Patent until after the Patent expires. Cobalt and Teva have each filed an appeal. Each of Dr. Reddy’s, Teva and Cobalt have filed an aNDA with the FDA, and all exclusivity periods and statutory stay periods under the Hatch-Waxman Act have expired. Accordingly, final approval by the FDA would provide each company authorization to distribute a generic clopidogrel bisulfate product in the U.S., subject to various legal remedies for which the Companies may apply including injunctive relief and damages.

As previously disclosed, in March 2007, the Company was served with a Civil Investigative Demand by the FTC requesting documents and information related to the proposed settlement. In addition, as previously disclosed, in April 2007, the Company received a subpoena from the New York State Attorney General’s Office — Antitrust Bureau for documents related to the proposed settlement. The Company is cooperating fully with the investigations. It is not possible at this time reasonably to assess the outcomes of the investigations or their impact on the Company.

As also previously disclosed, the Company’s U.S. territory partnership under its alliance with Sanofi is a plaintiff in another pending patent infringement lawsuit instituted in the U.S. District Court for the District of New Jersey entitled Sanofi-Synthelabo, Sanofi-Synthelabo Inc. and Bristol-Myers Squibb Sanofi Pharmaceuticals Holding Partnership v. Watson Pharmaceuticals, Inc. and Watson Laboratories, Inc. (Watson). The suit was filed in October 2004 and was based on U.S. Patent No. 6,429,210 (the ‘210 Patent), which discloses and claims a particular crystalline or polymorph form of the hydrogen sulfate salt of clopidogrel, which is marketed as PLAVIX*. The case is in the discovery phase. In December 2005, the court permitted Watson to pursue its declaratory judgment counterclaim with respect to U.S. Patent No. 6,504,030. In January 2006, the Court approved the parties’ stipulation to stay this case pending the outcome of the trial in the Apotex matter. In April 2007, Pharmastar filed a request for inter partes reexamination of the ‘210 Patent. The U.S. Patent and Trademark Office granted this request in July of 2007. Thus, the ‘210 Patent is currently under reexamination.

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

See “Antitrust Litigation”, “Shareholder Derivative Actions” and “Securities Litigation” below for a further discussion of certain other U.S. litigations relating to PLAVIX*.

PLAVIX* Litigation – International

PLAVIX – Canada (Apotex, Inc.)

As previously disclosed, Sanofi-Synthelabo and Sanofi-Synthelabo Canada Inc. instituted a prohibition action in the Federal Court of Canada against Apotex Inc. and the Minister of Health in response to a Notice of Allegation (NOA) from Apotex directed against Canadian Patent No. 1,336,777 (the ‘777 Patent) covering clopidogrel bisulfate. Apotex’s NOA indicated that it had filed an Abbreviated New Drug Submission (ANDS) for clopidogrel bisulfate tablets and that it sought approval (a Notice of Compliance) of that ANDS before the expiration of the ‘777 Patent, which is scheduled for August 12, 2012. Apotex’s NOA further alleged that the ‘777 Patent was invalid or not infringed. In March 2005, the Canadian Federal Court of Ottawa rejected Apotex’s challenge to the Canadian PLAVIX* patent and held that the asserted claims are novel, not obvious and infringed, and granted Sanofi’s application for an order of prohibition against the Minister of Health and Apotex. That order of prohibition precludes approval of Apotex’s ANDS until the patent expires in 2012, unless the Federal Court’s decision is reversed on appeal. Apotex filed an appeal, which the Canadian Federal Court of Appeal heard on December 12-13, 2006. In December 2006, the Federal Court of Appeal dismissed Apotex’s appeal and upheld the Federal Court’s issuance of the order of prohibition. In February 2007, Apotex filed leave to appeal this decision to the Supreme Court of Canada. In July 2007, the Supreme Court of Canada granted Apotex leave to appeal the decision of the Canadian Federal Court of Appeal. BIOTECanada, the Canadian Generic Pharmaceutical Association and Canada’s Research-Based Pharmaceutical Companies were granted leave to intervene. The oral hearing is scheduled for April 2008.

As also previously disclosed, in April 2007, Apotex filed a lawsuit in Canada in the Ontario Superior Court of Justice entitled Apotex Inc. and Apotex Corp. v. Sanofi-Aventis, Sanofi-Synthelabo Inc., Bristol-Myers Squibb Company, and Bristol-Myers Squibb Sanofi Pharmaceuticals Holding Partnership, seeking a payment of $60 million, plus interest related to the break-up of the proposed settlement agreement. Defendants filed motions to dismiss on the grounds of forum non conveniens and subject matter jurisdiction. The motions were granted on January 14, 2008.

Note 22 LEGAL PROCEEDINGS AND CONTINGENCIES (Continued)

PLAVIX* – Canada (Cobalt)

As previously disclosed, Sanofi and Sanofi-Synthelabo Canada instituted a prohibition action in the Federal Court of Canada against Cobalt and the Minister of Health in response to a NOA from Cobalt directed against the ‘777 Patent and Canadian Patent No. 2,334,870 (the ‘870 Patent). Cobalt’s NOA indicated that it has filed an ANDS for clopidogrel bisulfate tablets and that it sought a Notice of Compliance for that ANDS before the expiration of the ‘777 and ‘870 Patents. Cobalt alleged that the ‘777 Patent was invalid and that the ‘870 Patent was invalid and not infringed. The case has been stayed pending the outcome of the Apotex appeal.

PLAVIX* – Korea

As previously disclosed, in June 2006, the Korean Intellectual Property Tribunal (KIPT) invalidated all claims of Sanofi’s Korean Patent No. 103,094, including claims directed to clopidogrel and pharmaceutically acceptable salts and to clopidogrel bisulfate, and Sanofi appealed. In January 2008, the Patent Court affirmed the KIPT decision. The Company and Sanofi are considering its options, including an appeal. Sanofi has also commenced infringement actions against generic pharmaceutical companies, several of which have launched a generic clopidogrel bisulfate product in Korea. It is not possible at this time reasonably to assess the outcome of these lawsuits or the impact on the Company.

PLAVIX* – Australia

As previously disclosed, Sanofi was notified that in August 2007, GenRx Proprietary Limited (GenRx) obtained regulatory approval of an application for clopidogrel bisulfate 75mg tablets in Australia. In August 2007, GenRx filed an application in the Federal Court of Australia seeking revocation of Sanofi’s Australian Patent No. 597784 (Case No. NSD 1639 of 2007). Sanofi filed counterclaims of infringement and sought an injunction. On September 21, 2007, the Australian court granted Sanofi’s injunction and scheduled a trial date for April 2008.

OTHER INTELLECTUAL PROPERTY LITIGATION

ABILIFY*

As previously disclosed, Otsuka has filed patent infringement actions against Teva, Barr Pharmaceuticals, Inc. (Barr), Sandoz Inc. (Sandoz), Synthon Laboratories, Inc (Synthon), Sun Pharmaceuticals (Sun) and Apotex relating to U.S. Patent No. 5,006,528, which covers aripiprazole and expires in October 2014. Aripiprazole is comarketed by the Company and Otsuka in the U.S. as ABILIFY*. The lawsuits are currently pending in the U.S. District Court for the District of New Jersey.

It is not possible at this time reasonably to assess the outcome of these lawsuits or their impact on the Company.

ERBITUX*

Yeda Litigation

In October 2003, Yeda Research and Development Company Ltd. (Yeda) filed suit against ImClone and Aventis Pharmaceuticals, Inc. in Federal court claiming that three individuals associated with Yeda should be named as inventors of U.S. Patent No. 6,217,866 (the ‘866 Patent), which covers the therapeutic combination of any EGFR—specific monoclonal antibody and anti-neoplastic agents, such as chemotherapeutic agents, for use in treatment of cancer. In September 2006, following trial the Court issued an opinion and order in which it held that three researchers at Yeda were the sole inventors of the subject matter of the ‘866 Patent, and giving complete ownership of the patent to Yeda. ImClone has appealed. ImClone also filed a declaratory judgment action in the District court. The complaint alleged that if the Yeda researchers remain sole inventors of the ‘866 Patent, the patent is invalid. Under its commercial agreement with ImClone, the Company pays a royalty to ImClone on sales of ERBITUX* that was not impacted by the Court’s decision.

Pursuant to a settlement agreement executed by ImClone, Sanofi and Yeda announced on December 7, 2007 to end worldwide litigation related to the ‘866 Patent, Yeda and Sanofi granted ImClone a worldwide license under the ‘866 Patent, and the parties agreed that Yeda is the sole owner of the ‘866 Patent in the U.S. and Yeda and Sanofi are co-owners of the ‘866 Patent foreign counterparts. The settlement agreement does not change ImClone’s worldwide royalty rate for ERBITUX* sales. Under its commercial agreement with ImClone, the Company pays a royalty to ImClone on sales of ERBITUX* that is not impacted by the settlement agreement.

Note 22 LEGAL PROCEEDINGS AND CONTINGENCIES (Continued)

Yeda also has the right to license the patent to others. Yeda’s license of the patent to third parties could result in product competition for ERBITUX* that might not otherwise occur. It is too early to assess whether and to what extent any such competitive impact will occur or to quantify any such impact. However, Yeda has licensed the patent to Amgen Inc. (Amgen). Amgen received FDA approval to market an EGFR product that competes with ERBITUX*.

Abbott Laboratories

As previously disclosed, in February 2007, Abbott Laboratories (Abbott) filed suit against ImClone in the U.S. District Court for the District of Massachusetts alleging that ImClone’s manufacture and sale of ERBITUX* infringe U.S. Patent No. 5,665,578 (the ‘578 Patent), and seeking damages for that alleged infringement. Pursuant to settlement and sublicensing agreements executed by ImClone and Repligen Corporation (Repligen) announced on September 10, 2007, Repligen granted ImClone a royalty-free, irrevocable worldwide sublicense for the future use of other patented technology, including the ‘578 Patent, owned by Abbott and licensed to Repligen under an agreement between Abbott and Repligen. The Company’s commercial agreements with ImClone include provisions pursuant to which certain financial consequences to the Company resulting from the settlement and sublicensing agreements would be the responsibility of ImClone. The settlement and sublicensing agreements, however, do not end this lawsuit.

It is not possible at this time to assess the outcome of this lawsuit or the potential impact on the Company.

ORENCIA

In January 2006, Repligen and the Regents of the University of Michigan filed a complaint against the Company in the U.S. District Court for the Eastern District of Texas, Marshall Division. ORENCIA was launched in February 2006. The complaint alleges that the Company’s then-anticipated sales of ORENCIA will infringe U.S. Patent No. 6,685,541. Repligen has since amended the complaint to include ongoing and future sales of ORENCIA. A court-ordered mediation is scheduled for March 4, 2008, and the trial is scheduled to commence in April 2008.

In August 2006, Zymogenetics, Inc. filed a complaint against the Company in the U.S. District Court for the District of Delaware. The complaint alleges that the Company’s manufacture and sales of ORENCIA infringe U.S. Patents Nos. 5,843,725 and 6,018,026. The trial is now expected to commence in 2009.

PRAVACHOL

In December 2006, LEK D.D. (LEK), a Slovenian generic company that is wholly-owned by Novartis, filed suit against the Company and Watson in the U.S. District Court for the Eastern District of Texas in Marshall, Texas. LEK’s complaint alleges that the Company’s sale of PRAVACHOL and Watson’s sale of an authorized generic of PRAVACHOL infringe two patents of LEK. The patents are U.S. Patents Nos. 6,740,775, issued May 25, 2004 and 7,078,558, issued July 18, 2006. The Company filed an Answer to the Complaint in June 2007. The Company believes that it has a strong defense to this suit and intends to defend itself vigorously. The trial is scheduled to commence in August 2009.

It is not possible at this time reasonably to assess the outcome of these lawsuits or their impact on the Company.

GENERAL COMMERCIAL LITIGATION

Clayworth Litigation

As previously disclosed, the Company, together with a number of other pharmaceutical manufacturers, was named as a defendant in an action filed in California State Superior Court in Oakland, James Clayworth et al. v. Bristol-Myers Squibb Company, et al., alleging that the defendants conspired to fix the prices of pharmaceuticals by agreeing to charge more for their drugs in the U.S. than they charge outside the U.S., particularly Canada, and asserting claims under California’s Cartwright Act and unfair competition law. The plaintiffs sought trebled monetary damages, injunctive relief and other relief. In December 2006, the Court granted the Company and the other manufacturers’ motion for summary judgment based on the pass-on defense, and judgment was then entered in favor of defendants. In January 2007, a notice of appeal with respect to the judgment was filed and remains pending. It is not possible at this time reasonably to assess the outcome of this lawsuit or its impact on the Company in the event plaintiffs are successful on appeal.

Note 22 LEGAL PROCEEDINGS AND CONTINGENCIES (Continued)

RxUSA Wholesale Litigation

As previously disclosed, in July 2006, a complaint was filed by drug wholesaler RxUSA Wholesale, Inc. in the U.S. District Court for the Eastern District of New York against the Company, 15 other drug manufacturers, five drug wholesalers, two officers of defendant McKesson and a wholesale distribution industry trade group, RxUSA Wholesale, Inc. v. Alcon Labs., Inc., et al. The complaint alleges violations of Federal and New York antitrust laws, as well as various other laws. Plaintiff claims that defendants allegedly engaged in anti-competitive acts that resulted in the exclusion of plaintiff from the relevant market and seeks $586 million in damages before any trebling, and other relief. The Company, together with the other manufacturer defendants, filed a motion to dismiss the case in November 2006. That motion remains pending before the Court. It is not possible at this time reasonably to estimate the outcome of this lawsuit or the impact on the Company.

ANTITRUST LITIGATION

As previously disclosed, 18 lawsuits comprised of both individual suits and purported class actions have been filed against the Company in U.S. District Court, Southern District of Ohio, Western Division, by various plaintiffs, including pharmacy chains (individually and as assignees, in whole or in part, of certain wholesalers), various health and welfare benefit plans/funds and individual residents of various states. These lawsuits allege, among other things, that the purported settlement with Apotex of the patent infringement litigation violated the Sherman Act and related laws. Plaintiffs are seeking, among other things, permanent injunctive relief barring the Apotex settlement and/or monetary damages. The class actions filed on behalf of direct purchasers have been consolidated under the caption In re: Plavix Direct Purchaser Antitrust Litigation, and the class actions filed on behalf of indirect purchasers have been consolidated under the caption In re: Plavix Indirect Purchaser Antitrust Litigation. Amended complaints were filed on October 19, 2007. Defendants filed a consolidated motion to dismiss on December 11, 2007. It is not possible at this time reasonably to assess the outcome of these lawsuits or their impact on the Company.

SHAREHOLDER DERIVATIVE ACTIONS

On July 31, 2007, certain members of the Board of Directors, current and former officers and the Company were named in two derivative actions filed in the New York State Supreme Court, John Frank v. Peter Dolan, et al. (07-602580) and Donald Beebout v. Peter Dolan, et al. (07-602579), and one derivative action filed in the federal district court, Steven W. Sampson v. James D. Robinson, III, et al. (07-CV-6890). The complaints allege breaches of fiduciary duties for allegedly failing to disclose material information relating to efforts to settle the PLAVIX* patent infringement litigation with Apotex. Plaintiffs seek monetary damages on behalf of the Company, contribution and indemnification. By decision filed on December 13, 2007, the state court granted motions to dismiss the complaints, Frank and Beebout, relating to certain members of the Board of Directors, but did not dismiss the complaints as to the former officers. The Company filed a motion to dismiss in the federal district court action, Sampson, which is pending.

SECURITIES LITIGATION

In Re Bristol-Myers Squibb Co. Securities Litigation

As previously disclosed, in June and July 2007, two putative class action complaints, Minneapolis Firefighters’ Relief Assoc. v. Bristol-Myers Squibb Co., et al., 07 CV 5867 and Jean Lai v. Bristol-Myers Squibb Company, et al., were filed in the U.S. District for the Southern District of New York against the Company, the Company’s former Chief Executive Officer, Peter Dolan and current Chief Financial Officer, Andrew Bonfield. The complaints allege violations of securities laws for allegedly failing to disclose material information relating to efforts to settle the PLAVIX* patent infringement litigation with Apotex. On September 20, 2007, the Court dismissed the Lai case without prejudice, changed the caption of the case to In re Bristol-Myers Squibb, Co. Securities Litigation, and appointed Ontario Teachers’ Pension Plan Board as lead plaintiff. On October 15, 2007, Ontario Teachers’ Pension Plan Board filed an amended complaint making similar allegations as the earlier filed complaints, but no longer naming Andrew Bonfield as a defendant. Motions to dismiss have been filed.

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

On September 28, 2007, the Company, the Department of Justice (DOJ) and the Office of the U.S. Attorney for the District of Massachusetts finalized the previously disclosed agreement in principle to settle several investigations involving the Company’s drug pricing, sales and marketing activities. The settlement agreement, which provides for a civil resolution, resolves matters that have been actively investigated by and discussed with the DOJ and the U.S. Attorney for the District of Massachusetts over a number of years, including matters relating to: (1) the pricing for certain products sold several years ago by a subsidiary, which had been reimbursed by governmental health care programs; 2) financial relationships between that subsidiary and certain customers and other entities; 3) certain consulting programs; 4) the promotion of ABILIFY* for unapproved indications; 5) the calculation of certain Medicaid rebates for SERZONE (nefazodone hydrochloride); and 6) the pricing for certain of the Company’s products reimbursed by governmental health care programs. There will be no criminal charges against the Company with respect to those matters. Pursuant to the agreement, the Company agreed to pay $499 million plus interest to resolve the Federal and state claims, resulting in a total amount of approximately $516 million as of the settlement date. The Company has paid the federal portion of the global settlement, approximately $317 million plus interest. The state portion of the global settlement, approximately $182 million, plus interest, will not be disbursed unless and until the states approve the settlement. There can be no assurances that any or all states will approve the settlement. In connection with the settlement, the Company has entered into a five-year Corporate Integrity Agreement with the Office of the Inspector General of the Department of Health and Human Services. The settlement only covers those matters outlined above, and the DOJ, the U.S. Attorney for the District of Massachusetts and the states have indicated that they may pursue other matters outside the scope of the settlement, and in that event, such matters could result in the assertion of civil and/or criminal claims.

Also as previously disclosed, as a result of the agreement in principle, the Company had recorded aggregate reserves in the amount of $499 million plus interest for these matters. With payment of the federal portion of the global settlement now having been made, the remaining reserve at December 31, 2007 was $182 million plus interest. If certain states choose not to participate, the amount reserved may not reflect eventual losses.

It is not possible at this time reasonably to assess the outcome of any additional matters that the DOJ and the Office of the U.S. Attorney for the District of Massachusetts may pursue, or the potential impact on the Company.

Litigation

As previously disclosed, the Company, together with a number of other pharmaceutical manufacturers, is a defendant in private class actions, as well as suits brought by the attorneys general of numerous states, many New York counties, and the City of New York. In these actions, plaintiffs allege defendants caused the Average Wholesale Prices (AWPs) of their products to be inflated, thereby injuring government programs, entities and persons who reimbursed prescription drugs based on AWPs. Twelve state attorneys’ general suits are pending in federal and state courts around the country. A case in Alabama state court is scheduled to be the first to proceed to trial in February 2008. One set of class actions, a suit by the Arizona attorney general and several suits filed by New York Counties and the City of New York, have been consolidated in the U.S. District Court for the District of Massachusetts (AWP MDL). The Court in the AWP MDL has certified three classes of persons and entities who paid for or reimbursed for seven of the Company’s physician-administered drugs. In June 2007, in a non-jury trial in the AWP MDL, the Court found the Company liable for violations of Massachusetts’ consumer protection laws with respect to certain oncology drugs for certain years and awarded damages in the amount of $183 thousand for Class 3 (private third-party payors) and instructed the parties to apply the Court’s opinion to determine damages for Class 2 (Medigap insurers). In August, 2007, the Court found damages of $187 thousand for Class 2. The Company has appealed the June 2007 decision to the U.S. Court of Appeals for the First Circuit. As previously disclosed, in June 2007, the Company settled in principle the claims of Class 1 (Medicare Part B beneficiaries nationwide) for $13 million, plus half the costs of class notice up to a maximum payment of $1 million and the parties are finalizing the terms of the settlement. A hearing will be scheduled thereafter for preliminary approval of the Class 1 settlement.

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

Note 22 LEGAL PROCEEDINGS AND CONTINGENCIES (Continued)

PRODUCT LIABILITY LITIGATION

The Company is a party to various product liability lawsuits. In addition to lawsuits, the Company also faces unfiled claims involving other products. At this time, the Company does not believe that any of the on-going matters or the potential unfiled claims of which it is aware have the potential to result in a material effect on the Company’s financial results or operations.

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

CERCLA Matters

With respect to CERCLA matters for which the Company is responsible under various state, Federal and foreign laws, the Company typically estimates potential costs based on information obtained from the U.S. Environmental Protection Agency (EPA), or counterpart state agency and/or studies prepared by independent consultants, including the total estimated costs for the site and the expected cost-sharing, if any, with other “potentially responsible parties”, and the Company accrues liabilities when they are probable and reasonably estimable. As of December 31, 2007, the Company estimated its share of the total future costs for these sites to be approximately $69 million, recorded as other liabilities, which represents the sum of best estimates or, where no simple estimate can reasonably be made, estimates of the minimal probable amount among a range of such costs (without taking into account any potential recoveries from other parties, which are not currently expected).

Puerto Rico Air Emissions Civil Litigation

As previously disclosed, the Company is one of several defendants in a class action suit filed in Superior Court in Puerto Rico relating to air emissions from a government-owned and operated wastewater treatment facility. The Court certified the class on August 9, 2007 and on August 15, 2007 the parties executed a global settlement agreement, resolving all claims in the litigation. A hearing to approve the settlement was held on October 26, 2007. Under the terms of the settlement, certain measures, including capital improvements, will be implemented at the wastewater treatment facility to minimize the potential for future odor emissions. The Company’s share of the payment to plaintiffs will be approximately $700 thousand. On November 6, 2007, the court entered Final Judgment approving the settlement. This concludes the Company’s involvement in the litigation, except for the Company’s payment of its share of the cost of the capital improvements, which will be finalized in early 2008.

Passaic River (NJ) Remediation and Natural Resource Damages Claims

As previously disclosed, in September 2003, the New Jersey Department of Environmental Protection (NJDEP) issued an administrative enforcement Directive requiring the Company and other companies to perform an assessment of natural resource damages and to implement unspecified interim remedial measures to restore conditions in the Lower Passaic River (LPR). The Directive named the Company due to releases from a nearby bulk chemical reprocessing facility operated by a predecessor of McKesson Corp. Subsequently, the EPA issued a notice letter to numerous parties, but not the Company, requesting performance of a Remedial Investigation/Feasibility Study (RI/FS) of conditions in the LPR. Under a consent agreement with EPA in 2004, a group of these other parties committed to pay roughly half of the $20 million estimated for the RI/FS by EPA at that time. The EPA thereafter substantially increased its estimate of the scope and cost of the RI/FS and, as a result, the EPA agreed to allow the group to perform most of the remaining RI/FS tasks. By the group’s estimate, total costs to complete the RI/FS and related tasks now exceed $50 million. The group has negotiated an amended consent agreement with the EPA to conduct the remaining RI/FS work, which became effective in May 2007. As part of that deal, the Company and McKesson have bought out of remaining RI/FS tasks.

Separately, the Company has agreed to pay approximately $110 thousand towards RI/FS tasks previously funded by McKesson and work cooperatively going forward. In addition, in mid-2007 the EPA announced plans to seek implementation of “early-action” remedial measures to address the most highly-contaminated portions of the LPR while the RI/FS is being completed. The EPA has indicated it expects to select any such actions early in 2008. Also, a group of federal natural resource trustee agencies have proposed that the private party group enter into an agreement to assess natural resource damages in the LPR. The group expects to discuss the proposal with the trustees in the near future. The extent of any liability the Company may face for these and related requirements cannot yet be determined.

Note 22 LEGAL PROCEEDINGS AND CONTINGENCIES (Continued)

North Brunswick Township Board of Education

As previously disclosed, in October 2003, the Company was contacted by counsel representing the North Brunswick, NJ Board of Education (BOE) regarding a site where waste materials from E.R. Squibb and Sons may have been disposed from the 1940’s through the 1960’s. Fill material containing industrial waste and heavy metals in excess of residential standards was discovered during an expansion project at the North Brunswick Township High School, as well as at a number of neighboring residential properties and adjacent public park areas. In January 2004, the NJDEP sent the Company and others an information request letter about possible waste disposal at the site, to which the Company responded in March 2004. The BOE and the Township, who are the current owners of the school property and the park, are conducting and jointly financing soil remediation work and ground water investigation work under a work plan approved by NJDEP, and have asked the Company to contribute to the cost. Due to financial constraints, in late 2004 the BOE asked the Company to contribute funds on an interim basis to assure uninterrupted performance of necessary site work. The Company continues to actively monitor the clean-up project, including its costs. To date, neither the school board nor the Township has asserted any claim against the Company. Instead, the Company and the local entities have negotiated an agreement to attempt to resolve the matter by mediation; a central component of the anticipated agreement is provision by the Company of interim funding to help defray cleanup costs. The agreement has been executed by all parties, and the Company has transmitted an initial interim funding payment in January 2008. The parties have recently commenced work to prepare for mediation, which is expected to conclude by mid-2008.

ODS Regulatory Compliance

As previously disclosed, the EPA is investigating industrial and commercial facilities throughout the U.S. that use refrigeration equipment containing ozone-depleting substances (ODS) and enforcing compliance with regulations governing the prevention, service and repair of leaks (ODS requirements). In 2004, the Company performed a voluntary corporate-wide audit at its facilities in the U.S. and Puerto Rico that use ODS-containing refrigeration equipment. The Company submitted an audit report to the EPA in November 2004, identifying potential violations of the ODS requirements at several of its facilities. In addition to the matters covered in the Company’s audit report letter to the EPA, the EPA previously sent the Company’s wholly-owned subsidiary, Mead Johnson, a request for information regarding compliance with ODS requirements at its facility in Evansville, Indiana. The Company responded to the request in June 2004, and, as a result, identified potential violations at the Evansville facility. The Company currently is in discussions with the EPA to resolve both the potential violations discovered during the audit and those identified as a result of the EPA request for information to the Evansville facility. If the EPA determines that the Evansville facility, or any other facilities, was, or is, in violation of applicable ODS requirements, the Company could be subject to penalties and/or be required to convert or replace refrigeration equipment to use non-ODS approved substitutes.

MACT Compliance—Puerto Rico Facilities (Barceloneta and Humacao)

As previously disclosed, in March 2005, the Company commenced a voluntary environmental audit of the Barceloneta and Humacao, Puerto Rico facilities to determine their compliance with EPA’s regulations regarding the maximum achievable control technology requirements for emissions of hazardous air pollutants from pharmaceuticals production (Pharmaceutical MACT). The Company submitted to EPA an audit report for the Humacao facility in June 2005 and for the Barceloneta facility in July 2005, which disclosed potential violations of the Pharmaceutical MACT requirements at both facilities. The Company and the EPA are currently in discussions regarding resolution of this matter.

WAGE & HOUR LITIGATION

As previously disclosed, two putative class action complaints have been filed against the Company by former sales representatives.

In Kin Fung, et al. v. Bristol-Myers Squibb Company, et al., (Case Number RG07333147), filed in June 2007 in the Superior Court of the State of California for the County of Alameda, the plaintiff alleges that the Company violated California wage and hour laws by, among other things, not paying overtime compensation to him and a putative class of similarly situated sales employees. Plaintiff filed an Amended Complaint on September 24, 2007 to add a cause of action for penalties under California Labor Code §2699, the Private Attorney General Act. California Labor Code §2699 allows a plaintiff to collect civil penalties for violations of any provision of the California Labor Code, 75% of which is collected by the Labor and Workforce Development Agency. California Labor Code §2699 has a one-year statute of limitations, and allows for the recovery of a penalty for each outstanding violation per pay period, and could be interpreted to require a penalty per employee per pay period. On January 4, 2008, the Court dismissed the Kin Fung matter in its entirety due to Mr. Fung’s assertion that he did not wish to participate as plaintiff in the matter.

In Beth Amendola v. Bristol-Myers Squibb Company, et al. (Docket No. 07-CV-6088), filed in June 2007 in the District court, the plaintiff alleges that the Company violated the federal Fair Labor Standards Act by, among other things, not paying overtime compensation to her and a putative class of similarly situated sales employees. The parties are currently engaged in preliminary discovery in the Amendola matter.

Note 22 LEGAL PROCEEDINGS AND CONTINGENCIES (Continued)

The Company intends to vigorously defend itself in these lawsuits. As the above matters are in the very early stages of litigation, it is not possible at this time reasonably to assess the outcome of the litigation matters described above, but it is not expected that their outcome would be material to the Company’s results of operations and cash flows, or be material to its financial condition and liquidity.

OTHER PROCEEDINGS

SEC Germany Investigation

As previously disclosed, in October 2004, the SEC notified the Company that it is conducting an informal inquiry into the activities of certain of the Company’s German pharmaceutical subsidiaries and its employees and/or agents. On October 4, 2006, the SEC informed the Company that its inquiry is now formal. The SEC’s inquiry encompasses matters currently under investigation by the German prosecutor in Munich, Germany. The Company understands the inquiry and investigation concern potential violations of the Foreign Corrupt Practices Act and German law, respectively. The Company is cooperating with both the SEC and the German authorities. The Company has established an accrual which represents minimum expected probable losses with respect to the investigation by the German prosecutor. It is not possible at this time reasonably to assess the outcome of these investigations or their impact on the Company.

Bari, Italy Investigation

As previously disclosed, in January 2006, the Company was notified by the Prosecutor in the Bari region of Italy (Bari Prosecutor) that the Company was under investigation as a result of the activities of two of its employees in the region. The investigation also involved a number of doctors, pharmacists, pharmaceutical companies and their sales representatives. The main allegation was that the parties were engaged in a plan to defraud the National Health Service, and that the companies lacked appropriate compliance controls and/or processes and procedures to control the activities of their sales representatives. In February 2007, the Company and the Bari Prosecutor reached an agreement in principle to settle the matter. The agreement requires final approval by the Civil Court, and a final hearing in the matter should occur during 2008. The Company has paid an administrative fine in an amount which is not material to the Company.

ConvaTec – Italy Investigation

The Italian competition authorities investigated a complaint lodged by a hospital in the Ferrara region of Italy relating to an allegation that four medical device companies, including ConvaTec, boycotted tenders in 2003 and 2004 (the Ferrara tenders). ConvaTec responded to the allegations earlier this year. In May 2007, ConvaTec received a statement of objections from the Italian competition authorities, whereby the authorities alleged that four medical device companies, including ConvaTec, acted in a concerted manner with regard not only to the Ferrara tenders, but tenders or pricing discussions in three other regions and acted in such a way to prevent competition throughout Italy. A hearing on the matter was held in July 2007. In August 2007, the competition authorities issued their decision, and found that the four medical device companies had infringed Italian anti-trust law by not participating in the Ferrara tenders, and imposed a fine of €2,345,200 against ConvaTec. (As ConvaTec is a division of BMS Italy, the fine was imposed against BMS Italy). The fine is based on ConvaTec’s market share and turnover in 2004. The other companies also were fined, but the amounts were smaller. ConvaTec has appealed the decision to the Administrative Court. A hearing on the appeal is expected in early or mid 2008, with a decision likely to issue soon thereafter.

Note 23 SUBSEQUENT EVENTS

In December 2007, the Company entered into a definitive agreement with Avista for the sale of its Medical Imaging business, for a purchase price of approximately $525 million in cash, subject to customary post-closing adjustments. The closing of the transaction was completed on January 7, 2008. The Company expects to recognize a pre-tax gain of approximately $20 million to $40 million ($30 million to $50 million loss net of tax) in the first quarter of 2008, subject to the post-closing adjustments.

On February 21, 2008, the Company completed the sale and leaseback of an administrative facility in Paris, France for approximately €155 million. The Company expects to record a gain, of which the majority will be deferred and will reduce future lease rental costs over the lease period.

Note 24 SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Dollars in Millions, except per share data	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2007:(6)
Net Sales	$4,317	$4,757	$4,893	$5,381	$19,348
Gross Margin	2,977	3,265	3,324	3,564	13,130
Net Earnings/(Loss) from Continuing Operations(5)	643	650	808	(133)	1,968
Net Earnings from Discontinued Operations, net	47	56	50	44	197
Net Earnings/(Loss)	690	706	858	(89)	2,165
Earnings per Common Share(1):
Basic:
Net Earnings/(Loss) from Continuing Operations(5)	$0.33	$0.33	$0.41	$(0.07)	$1.00
Net Earnings from Discontinued Operations, net	0.02	0.03	0.02	0.02	0.10

Net Earnings/(Loss) per common share	$0.35	$0.36	$0.43	$(0.05)	$1.10

Diluted(2) (3) (4):
Net Earnings/(Loss) from Continuing Operations(5)	$0.33	$0.33	$0.41	$(0.07)	$0.99
Net Earnings from Discontinued Operations, net	0.02	0.03	0.02	0.02	0.10

Net Earnings/(Loss) per common share	$0.35	$0.36	$0.43	$(0.05)	$1.09

Dividends declared per common share	$0.28	$0.28	$0.28	$0.31	$1.15

Cash and cash equivalents	$2,214	$2,379	$1,647	$1,801	$1,801
Marketable securities	1,798	2,267	1,935	424	424

2006:(6)
Net Sales	$4,495	$4,703	$4,001	$4,057	$17,256
Gross Margin	3,079	3,186	2,590	2,662	11,517
Net Earnings/(Loss) from Continuing Operations(5)	665	621	306	(170)	1,422
Net Earnings from Discontinued operations, net	49	46	32	36	163
Net Earnings/(Loss)	714	667	338	(134)	1,585
Earnings per Common Share(1):
Basic:
Net Earnings/(Loss) from Continuing Operations(5)	$0.34	$0.32	$0.16	$(0.09)	$0.73
Net Earnings from Discontinued Operations, net	0.02	0.02	0.01	0.02	0.08

Net Earnings/(Loss) per common share	$0.36	$0.34	$0.17	$(0.07)	$0.81

Diluted(2) (3) (4):
Net Earnings/(Loss) from Continuing Operations(5)	$0.34	$0.32	$0.16	$(0.09)	$0.73
Net Earnings from Discontinued Operations, net	0.02	0.02	0.01	0.02	0.08

Net Earnings/(Loss) per common share	$0.36	$0.34	$0.17	$(0.07)	$0.81

Dividends declared per common share	$0.28	$0.28	$0.28	$0.28	$1.12

Cash and cash equivalents	$2,477	$2,602	$2,834	$2,018	$2,018
Marketable securities	2,804	2,755	2,671	1,995	1,995

(1)	Earnings per share for the quarters may not add to the amounts for the year, as each period is computed on a discrete basis.
(2)	Common equivalent shares excluded from the computation of diluted earnings per share, because the effect would be anti-dilutive, were as follows (in millions):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2007	116	85	84	185	107
2006	165	147	146	174	164

(3)	For the three months ended December 31, 2007 and 2006, as a result of the net loss, basic and diluted loss per share are equal.
(4)

In 2007 and 2006, the 29 million weighted-average shares issuable, as well as $38 million and $35 million of interest expense, net of tax, on the conversion of convertible debt were not included in the diluted earnings per share calculation because they were anti-dilutive.

Note 24 SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued)

(5)	The Company recorded the following items in 2007 and 2006 that affected the comparability of results:

2007:
Dollars in Millions	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Productivity Transformation Initiative:
Downsizing and streamlining of worldwide operations	$—	$—	$—	$145	$145
Accelerated depreciation and asset impairment	—	—	—	110	110
Process standardization implementation costs	—	—	—	37	37

	—	—	—	292	292
Other:
Litigation settlement	—	14	—	—	14
Insurance recovery	—	—	(11)	—	(11)
Product liability	—	—	5	10	15
Upfront and milestone payments and acquired in-process research and development	80	17	60	235	392
Auction rate securities impairment	—	—	—	275	275
Downsizing and streamlining of worldwide operations	37	7	—	—	44
Accelerated depreciation, asset impairment and contract termination	16	13	17	54	100
Gain on sale of properties and product assets	—	(26)	(247)	(9)	(282)

	133	25	(176)	857	839
Income taxes on items above	(40)	(5)	82	(70)	(33)
Change in estimate for taxes on a prior year item	(39)	—	—	—	(39)

(Increase)/Decrease to Net Earnings from Continuing Operations	$54	$20	$(94)	$787	$767

2006:
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Litigation Matters:
Pharmaceutical pricing and sales litigation	$—	$—	$—	$353	$353
Product liability	—	—	11	—	11
Claim for damages	—	—	—	13	13
Commercial litigations	40	(14)	(40)	—	(14)
Insurance recovery	(21)	—	(9)	(7)	(37)

	19	(14)	(38)	359	326
Other:
Debt retirement costs	—	—	—	220	220
Accelerated depreciation, asset impairment and contract termination	50	21	72	43	186
Upfront and milestone payments	18	—	17	35	70
Downsizing and streamlining of worldwide operations	1	3	2	53	59
Gain on sale of product asset	(200)	—	—	—	(200)

	(112)	10	53	710	661
Income taxes on items above	48	3	(5)	(196)	(150)
Minority interest, net of taxes	(13)	—	13	—	—
Change in estimate for taxes on prior year items	—	—	39	—	39

(Increase)/Decrease to Net Earnings from Continuing Operations	$(77)	$13	$100	$514	$550

(6)	All financial information reflects the Medical Imaging business as discontinued operations, see “ – Note 5. Discontinued Operations and Assets Held for Sale.”

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Bristol-Myers Squibb Company

We have audited the accompanying consolidated balance sheets of Bristol-Myers Squibb Company and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of earnings, comprehensive income and retained earnings, and cash flows for the years then ended. Our audits also included the financial statement schedule for the years ended December 31, 2007 and 2006 listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits. The consolidated financial statements of the Company for the year ended December 31, 2005, before the effects of the retrospective adjustments for the discontinued operations of the Bristol-Myers Squibb Medical Imaging (“MI”) business discussed in Note 5 to the consolidated financial statements, were audited by other auditors whose report, dated March 13, 2006, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule for the years ended December 31, 2007 and 2006, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited the retrospective adjustments to the 2005 consolidated financial statements for the operations of MI which were discontinued in 2007, as discussed in Note 5 to the consolidated financial statements. Our procedures included (1) obtaining the Company’s underlying accounting analysis prepared by management of the retrospective adjustments for discontinued operations and comparing the retrospectively adjusted amounts per the 2005 consolidated financial statements to such analysis, (2) comparing previously reported amounts to the previously issued consolidated financial statements for such year, (3) testing the mathematical accuracy of the accounting analysis, and (4) comparing the adjustments to retrospectively adjust the consolidated financial statements for discontinued operations to the Company’s supporting documentation. In our opinion, such retrospective adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review or apply any procedures to the 2005 consolidated financial statements of the Company other than with respect to the retrospective adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2005 consolidated financial statements taken as a whole.

As discussed in Notes 1, 8, 17 and 21 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, effective January 1, 2007, Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, effective January 1, 2006, and SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an Amendment of FASB Statements No. 87, 88, 106, and 132(R), effective December 31, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
Parsippany, New Jersey
February 21, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors

and Stockholders of

Bristol-Myers Squibb Company:

In our opinion, the consolidated statements of earnings, comprehensive income and retained earnings, and cash flows for the year ended December 31, 2005, before the effects of the adjustments to retrospectively reflect the discontinued operations described in Note 5, present fairly, in all material respects, the results of operations and cash flows of Bristol-Myers Squibb Company and its subsidiaries for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America (the 2005 consolidated financial statements before the effects of the adjustments discussed in Note 5 are not presented herein). In addition, in our opinion, the financial statement schedule for the year ended December 31, 2005, before the effects of the adjustments to retrospectively reflect the discontinued operations described in Note 1 to the financial statement schedule, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements referred to above (the financial statement schedule for the year ended December 31, 2005 before the effects of the adjustments discussed in Note 1 to the financial statement schedule is not presented herein). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit, before the effects of the adjustments described above, of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively reflect the discontinued operations described in Note 5 to the financial statements and Note 1 to the financial statement schedule and accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by other auditors.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Philadelphia, PA
March 13, 2006

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2007, management carried out an evaluation, under the supervision and with the participation of its chief executive officer and chief financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures as such term is defined under Exchange Act Rule 13a-15(e). Based on this evaluation, management has concluded that as of December 31, 2007, such disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of management, including the chief executive officer and chief financial officer, management assessed the effectiveness of internal control over financial reporting as of December 31, 2007 based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management has concluded that the Company’s internal control over financial reporting was effective at December 31, 2007 to provide reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements for external purposes in accordance with United States generally accepted accounting principles. Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited the Company’s financial statements included in this report on Form 10-K and issued its report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION.

None.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Bristol-Myers Squibb Company

We have audited the internal control over financial reporting of Bristol-Myers Squibb Company and subsidiaries (the “Company”) as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2007 of the Company and our report dated February 21, 2008 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s adoption of Financial Accounting Standards Board Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, effective January 1, 2007.

/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
Parsippany, New Jersey
February 21, 2008

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

(a) Reference is made to the 2008 Proxy Statement to be filed on or about March 21, 2008 with respect to the Directors of the Registrant, which is incorporated herein by reference and made a part hereof in response to the information required by Item 10.

(b) The information required by Item 10 with respect to the Executive Officers of the Registrant has been included in Part IA of this Form 10-K in reliance on General Instruction G of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

Item 11.	EXECUTIVE COMPENSATION.

Reference is made to the 2008 Proxy Statement to be filed on or about March 21, 2008 with respect to Executive Compensation, which is incorporated herein by reference and made a part hereof in response to the information required by Item 11.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Reference is made to the 2008 Proxy Statement to be filed on or about March 21, 2008 with respect to the security ownership of certain beneficial owners and management, which is incorporated herein by reference and made a part hereof in response to the information required by Item 12.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Reference is made to the 2008 Proxy Statement to be filed on or about March 21, 2008 with respect to certain relationships and related transactions, which is incorporated herein by reference and made a part hereof in response to the information required by Item 13.

Item 14.	AUDITOR FEES.

Reference is made to the 2008 Proxy Statement to be filed on or about March 21, 2008 with respect to auditor fees, which is incorporated herein by reference and made a part hereof in response to the information required by Item 14.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K.

(a)

		Page Number
1.	Consolidated Financial Statements
	Consolidated Statements of Earnings	85
	Consolidated Statements of Comprehensive Income and Retained Earnings	86
	Consolidated Balance Sheets	87
	Consolidated Statements of Cash Flows	88
	Notes to Consolidated Financial Statements	89-141
	Reports of Independent Registered Public Accounting Firms	142-143
2.	Financial Statement Schedule
	Valuation and Qualifying Accounts	156

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

Exhibit No.	Description	Page No.

3a.	Amended and Restated Certificate of Incorporation of Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 3a to the Form 10-Q for the quarterly period ended June 30, 2005).	*

3b.	Bylaws of Bristol-Myers Squibb Company, as amended as of February 11, 2008 (incorporated herein by reference to Exhibit 3.1 to Form 8-K dated February 11, 2008 and filed on February 15, 2008).	*

4a.	Letter of Agreement dated March 28, 1984 (incorporated herein by reference to Exhibit 4 to Form 10-K for the fiscal year ended December 31, 1983).	*

4b.	Indenture, dated as of June 1, 1993, between Bristol-Myers Squibb Company and JPMorgan Chase Bank (as successor trustee to The Chase Manhattan Bank (National Association)) (incorporated herein by reference to Exhibit 4.1 to the Form 8-K dated May 27, 1993, and filed on June 3, 1993).	*

4c.	Form of 7.15% Debenture due 2023 of Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 4.2 to the Form 8-K dated May 27, 1993, and filed on June 3, 1993).	*

4d.	Form of 6.80% Debenture due 2026 of Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 4e to the Form 10-K for the fiscal year ended December 31, 1996).	*

4e.	Form of 6.875% Debenture due 2097 of Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 4f to the Form 10-Q for the quarterly period ended September 30, 1997).	*

4f.	Third Supplemental Indenture, dated August 18, 2003, between Bristol-Myers Squibb Company and JPMorgan Chase Bank, as Trustee, to the indenture dated June 1, 1993 (incorporated herein by reference to Exhibit 4k to the Form 10-Q for the quarterly period ended September 30, 2003).	*

4g.	Form of 4.00% Senior Note due 2008 (incorporated herein by reference to Exhibit 4n to the Form 10-Q for the quarterly period ended September 30, 2003).	*

4h.	Form of 5.25% Senior Note due 2013 (incorporated herein by reference to Exhibit 4o to the Form 10-Q for the quarterly period ended September 30, 2003).	*

4i.	Indenture, dated October 1, 2003, between Bristol-Myers Squibb Company, as Issuer, and JPMorgan Chase Bank, as Trustee (incorporated herein by reference to Exhibit 4q to the Form 10-Q for the quarterly period ended September 30, 2003).	*

4j.	Form of Floating Rate Convertible Senior Debenture due 2023 (incorporated herein by reference to Exhibit 4s to the Form 10-Q for the quarterly period ended September 30, 2003).	*

4k.	Specimen Certificate of Common Stock (incorporated herein by reference to Exhibit 4s to the Form 10-K for the fiscal year ended December 31, 2003).	*

4l.	Specimen Certificate of Convertible Preferred Stock (incorporated herein by reference to Exhibit 4s to the Form 10-K for the fiscal year ended December 31, 2003).	*

4m.	Form of Fourth Supplemental Indenture between Bristol-Myers Squibb Company and The Bank of New York, as Trustee, to the indenture dated June 1, 1993 (incorporated herein by reference to Exhibit 4r the Form 8-K dated November 20, 2006 and filed November 27, 2006).	*

4n.	Form of 5.875% Notes due 2036 (incorporated herein by reference to Exhibit 4s the Form 8-K dated November 20, 2006 and filed November 27, 2006).	*

4o.	Form of 4.375% Notes due 2016 (incorporated herein by reference to Exhibit 4t the Form 8-K dated November 20, 2006 and filed November 27, 2006).	*

4p.	Form of 4.625% Notes due 2021 (incorporated herein by reference to Exhibit 4u the Form 8-K dated November 20, 2006 and filed November 27, 2006).	*

10a.	$2,000,000,000 Five Year Competitive Advance and Revolving Credit Facility Agreement dated as of December 21, 2006 among Bristol-Myers Squibb Company, the borrowing subsidiaries, the lenders named in the agreement, Bank of America, N.A. as syndication agent, and JPMorgan Chase Bank and Citicorp North America, Inc., as administrative agents (incorporated herein by reference to Exhibit 10.1 to the Form 8-K dated December 21, 2006 and filed December 27, 2006).	*

10b.	SEC Consent Order (incorporated herein by reference to Exhibit 10s to the Form 10-Q for the quarterly period ended September 30, 2004).	*

10c.	General Contract of Indemnity dated August 17, 2006 between Bristol-Myers Squibb Company and Travelers Casualty and Surety Company of America (incorporated herein by reference to Exhibit 10bb to the Form 8-K dated August 31, 2006 and filed September 5, 2006).	*

10d.	Registered Pledge and Master Security Agreement dated August 17, 2006 between Bristol-Myers Squibb Company and Travelers Casualty and Surety Company of America (incorporated herein by reference to Exhibit 10cc to the Form 8-K dated August 31, 2006 and filed September 5, 2006).	*

10e.	Control Agreement dated August 18, 2006 among Bristol-Myers Squibb Company, Travelers Casualty and Surety Company of America and Smith Barney Inc. (incorporated herein by reference to Exhibit 10dd to the Form 8-K dated August 31, 2006 and filed September 5, 2006).	*

10f.	Letter Agreement dated August 18, 2006 between Bristol-Myers Squibb Company and Travelers Casualty and Surety Company of America (incorporated herein by reference to Exhibit 10ee to the Form 8-K dated August 31, 2006 and filed September 5, 2006).	*

**10g.	Bristol-Myers Squibb Company 1997 Stock Incentive Plan, effective as of May 6, 1997 and as amended effective July 17, 2002 (incorporated herein by reference to Exhibit 10a to the Form 10-Q for the quarterly period ended June 30, 2002).	*

**10h.	Bristol-Myers Squibb Company 2002 Stock Incentive Plan, effective as of May 7, 2002 and as amended effective January 23, 2007 (incorporated herein by reference to Exhibit 10b to the Form 10-K for the fiscal year ended December 31, 2006).	*

**10i.	Bristol-Myers Squibb Company 2007 Stock Aware and Incentive Plan, effective as of May 1, 2007 (incorporated herein by reference to Exhibit B to the 2007 Proxy Statement dated March 22, 2007).	*

**10j.	Bristol-Myers Squibb Company TeamShare Stock Option Plan, as amended and restated effective September 10, 2002 (incorporated herein by reference to Exhibit 10c to the Form 10-K for the fiscal year ended December 31, 2002).	*

**10k.	Form of Non-Qualified Stock Option Agreement under the 2002 Stock Award and Incentive Plan (incorporated herein by reference to Exhibit 10s to the Form 10-K for the fiscal year ended December 31, 2005).	*

**10l.	Form of Non-Qualified Stock Option Agreement under the 2007 Stock Award and Incentive Plan (incorporated herein by reference to Exhibit 10s to the Form 10-Q for the quarterly period ended March 31, 2007).	*

**10m.	Form of Restricted Stock Award Agreement under the 2002 Stock Award and Incentive Plan (incorporated herein by reference to Exhibit 10t to the Form 10-K for the fiscal year ended December 31, 2005).	*

**10n.	Form of Performance Shares Agreement for the 2006-2008 Performance Cycle (incorporated herein by reference to Exhibit 10u to the Form 10-K for the fiscal year ended December 31, 2005).	*

**10o.	Form of Performance Shares Agreement for the 2007-2009 Performance Cycle (incorporated herein by reference to Exhibit 10.1 to the Form 10-Q for the quarterly period ended June 30, 2007).	*

**10p.	Form of Performance Shares Agreement for the 2008-2010 Performance Cycle (incorporated herein by reference to Exhibit 10.1 to the Form 10-Q for the quarterly period ended September 30, 2007).	*

**10q.	Form of Restricted Stock Units Agreement under the 2002 Stock Award and Incentive Plan (incorporated herein by reference to Exhibit 10v to the Form 10-K for the fiscal year ended December 31, 2006).	*

**10r.	Form of Restricted Stock Units Agreement under the 2007 Stock Award and Incentive Plan (incorporated herein by reference to Exhibit 10t to the Form 10-Q for the quarterly period ended March 31, 2007).	*

**10s.	Bristol-Myers Squibb Company Performance Incentive Plan, as amended (as adopted, incorporated herein by reference to Exhibit 2 to the Form 10-K for the fiscal year ended December 31, 1978; as amended as of January 8, 1990, incorporated herein by reference to Exhibit 19b to the Form 10-K for the fiscal year ended December 31, 1990; as amended on April 2, 1991, incorporated herein by reference to Exhibit 19b to the Form 10-K for the fiscal year ended December 31, 1991; as amended effective January 1, 1994, incorporated herein by reference to Exhibit 10d to the Form 10-K for the fiscal year ended December 31, 1993; and as amended effective January 1, 1994, incorporated herein by reference to Exhibit 10d to the Form 10-K for the fiscal year ended December 31, 1994).	*

**10t.	Bristol-Myers Squibb Company Executive Performance Incentive Plan (effective January 1, 1997 and incorporated herein by reference to Exhibit 10b to the Form 10-K for the fiscal year ended December 31, 1996).	*

**10u.	Bristol-Myers Squibb Company Executive Performance Incentive Plan (effective January 1, 2003 and incorporated herein by reference to Exhibit D to the 2003 Proxy Statement dated April 4, 2003).	*

**10v.	Bristol-Myers Squibb Company 2007 Senior Executive Performance Incentive Plan (effective May 1, 2007 and incorporated herein by reference to Exhibit C to the 2007 Proxy Statement dated March 22, 2007).	*

**10w.	Benefit Equalization Plan of Bristol-Myers Squibb Company and its Subsidiary or Affiliated Corporations Participating in the Bristol-Myers Squibb Company Retirement Income Plan or the Bristol-Myers Squibb Puerto Rico, Inc. Retirement Income Plan, as amended (as amended and restated as of January 1, 1993, as amended effective October 1, 1993, incorporated herein by reference to Exhibit 10e to the Form 10-K for the fiscal year ended December 31, 1993; and as amended effective February 1, 1995, incorporated herein by reference to Exhibit 10e to the Form 10-K for the fiscal year ended December 31, 1996).	*

**10x.	Benefit Equalization Plan of Bristol-Myers Squibb Company and its Subsidiary or Affiliated Corporations Participating in the Bristol-Myers Squibb Company Savings and Investment Program, as amended and restated effective as of January 1, 1996 (incorporated herein by reference to Exhibit 10h to the Form 10-K for the fiscal year ended December 31, 2001).	*

**10y.	Squibb Corporation Supplementary Pension Plan, as amended (as previously amended and restated, incorporated herein by reference to Exhibit 19g to the Form 10-K for the fiscal year ended December 31, 1991; as amended as of September 14, 1993, and incorporated herein by reference to Exhibit 10g to the Form 10-K for the fiscal year ended December 31, 1993).	*

**10z.	Senior Executive Severance Plan, effective as of April 26, 2007 (incorporated herein by reference to Exhibit 10.2 to the Form 8-K dated April 24, 2007 and filed on April 27, 2007).	*

**10aa.	Letter Agreement dated October 31, 2006 between James M. Cornelius and Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 10.1 to the Form 8-K dated October 31, 2006 and filed November 3, 2006).	*

**10bb.	Letter Agreement dated April 26, 2007 between James M. Cornelius and Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 10.1 to the Form 8-K dated April 24, 2007 and filed on April 27, 2007).	*

**10cc.	Aircraft Time Sharing Agreement dated as of July 31, 2007 between James M. Cornelius and Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 10.2 to the Form 10-Q for the quarterly period ended June 30, 2007).	*

**10dd.	Letter Agreement dated February 12, 2008 between James M. Cornelius and Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 10.1 to the Form 8-K dated February 11, 2008 and filed on February 15, 2008.	*

**10ee.	Letter Agreement effective September 20, 2005 and addendum effective October 31, 2005 between Lamberto Andreotti and the Company (incorporated herein by reference to Exhibit 10.2 to the Form 8-K dated December 5, 2006 and filed on December 11, 2006).	*

**10ff.	Form of Agreement entered into between the Registrant and each of the named executive officers and certain other executives effective January 1, 2008 (filed herewith).	E-10-1

**10gg.	Bristol-Myers Squibb Company Retirement Income Plan for Non-Employee Directors, as amended to March 5, 1996 (incorporated herein by reference to Exhibit 10k to the Form 10-K for the fiscal year ended December 31, 1996).	*

**10hh.	Bristol-Myers Squibb Company 1987 Deferred Compensation Plan for Non-Employee Directors, as amended to January 10, 2006 (incorporated herein by reference to Exhibit 10l to the Form 10-K for the fiscal year ended December 31, 2005).	*

**10ii.	Bristol-Myers Squibb Company Non-Employee Directors’ Stock Option Plan, as amended (as approved by the Stockholders on May 1, 1990, incorporated herein by reference to Exhibit 28 to Registration Statement No. 33-38587 on Form S-8; as amended May 7, 1991, incorporated herein by reference to Exhibit 19c to the Form 10-K for the fiscal year ended December 31, 1991), as amended January 12, 1999 (incorporated herein by reference to Exhibit 10m to the Form 10-K for the fiscal year ended December 31, 1998).	*

**10jj.	Bristol-Myers Squibb Company Non-Employee Directors’ Stock Option Plan, as amended (as approved by the Stockholders on May 2, 2000, incorporated herein by reference to Exhibit A to the 2000 Proxy Statement dated March 20, 2000.)	*

**10kk.	Squibb Corporation Deferral Plan for Fees of Outside Directors, as amended (as adopted, incorporated herein by reference to Exhibit 10e Squibb Corporation 1991 Form 10-K for the fiscal year ended December 31, 1987, File No. 1-5514; as amended effective December 31, 1991 incorporated herein by reference to Exhibit 10m to the Form 10-K for the fiscal year ended December 31, 1992).	*

**10ll.	Restricted Stock Units Agreement with James D. Robinson III, effective as of June 15, 2005 and as amended on July 13, 2005 (incorporated herein by reference to Exhibit 10x to the Form 10-Q for the quarterly period ended June 30, 2005).	*

**10mm.	Amendment to all of the Company’s plans, agreements, legal documents and other writings, pursuant to action of the Board of Directors on October 3, 1989, to reflect the change of the Company’s name to Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 10v to the Form 10-K for the fiscal year ended December 31, 1989).	*

12.	Statement re computation of ratios (filed herewith).	E-12-1

21.	Subsidiaries of the Registrant (filed herewith).	E-21-1

23a.	Consent of Deloitte & Touche LLP (filed herewith).	E-23-1

23b.	Consent of PricewaterhouseCoopers LLP (filed herewith)	E-23-2

31a.	Section 302 Certification Letter (filed herewith).	E-31-1

31b.	Section 302 Certification Letter (filed herewith).	E-31-2

32a.	Section 906 Certification Letter (filed herewith).	E-32-1

32b.	Section 906 Certification Letter (filed herewith).	E-32-2

*	Indicates, in this Form 10-K, brand names of products, which are registered trademarks not owned by the Company or its subsidiaries. ERBITUX is a trademark of ImClone Systems Incorporated; AVAPRO/AVALIDE (known in the EU as APROVEL/KARVEA), ISCOVER and PLAVIX are trademarks of Sanofi-Aventis.; ABILIFY is a trademark of Otsuka Pharmaceutical Co., Ltd.; TRUVADA is a trademark of Gilead Sciences, Inc.; EMSAM is a trademark of Somerset Pharmaceuticals, Inc.; BUFFERIN, EXCEDRIN and GLEEVEC are trademarks of Novartis AG; ATRIPLA is a trademark of Bristol-Myers Squibb and Gilead Sciences, LLC; DOVONEX is a trademark of Leo Pharma A/S; NORVIR is a trademark of Abbott Laboratories.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRISTOL-MYERS SQUIBB COMPANY (Registrant)
By	/S/ JAMES M. CORNELIUS
James M. Cornelius
Chairman of the Board and Chief Executive Officer

Date: February 21, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES M. CORNELIUS (James M. Cornelius)	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 21, 2008

/s/ ANDREW R.J. BONFIELD (Andrew R.J. Bonfield)	Chief Financial Officer (Principal Financial Officer)	February 21, 2008

/S/ JOSEPH C. CALDARELLA (Joseph C. Caldarella)	Vice President and Controller (Principal Accounting Officer)	February 21, 2008

/s/ LEWIS B. CAMPBELL (Lewis B. Campbell)	Director	February 21, 2008

/s/ LOUIS J. FREEH (Louis J. Freeh)	Director	February 21, 2008

/s/ LAURIE H. GLIMCHER, M.D. (Laurie H. Glimcher, M.D.)	Director	February 21, 2008

/s/ MICHAEL GROBSTEIN (Michael Grobstein)	Director	February 21, 2008

/s/ LEIF JOHANSSON (Leif Johansson)	Director	February 21, 2008

/s/ ALAN J. LACY (Alan J. Lacy)	Director	February 21, 2008

/s/ JAMES D. ROBINSON III (James D. Robinson III)	Director	February 21, 2008

/s/ VICKI L. SATO, PH.D. (Vicki L. Sato, Ph.D.)	Director	February 21, 2008

/s/ TOGO D. WEST, JR. (Togo D. West, Jr.)	Director	February 21, 2008

/s/ R. SANDERS WILLIAMS, M.D. (R. Sanders Williams, M.D.)	Director	February 21, 2008

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

Exhibit No.	Description	Page No.

3a.	Amended and Restated Certificate of Incorporation of Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 3a to the Form 10-Q for the quarterly period ended June 30, 2005).	*

3b.	Bylaws of Bristol-Myers Squibb Company, as amended as of February 11, 2008 (incorporated herein by reference to Exhibit 3.1 to Form 8-K dated February 11, 2008 and filed on February 15, 2008).	*

4a.	Letter of Agreement dated March 28, 1984 (incorporated herein by reference to Exhibit 4 to Form 10-K for the fiscal year ended December 31, 1983).	*

4b.	Indenture, dated as of June 1, 1993, between Bristol-Myers Squibb Company and JPMorgan Chase Bank (as successor trustee to The Chase Manhattan Bank (National Association)) (incorporated herein by reference to Exhibit 4.1 to the Form 8-K dated May 27, 1993, and filed on June 3, 1993).	*

4c.	Form of 7.15% Debenture due 2023 of Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 4.2 to the Form 8-K dated May 27, 1993, and filed on June 3, 1993).	*

4d.	Form of 6.80% Debenture due 2026 of Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 4e to the Form 10-K for the fiscal year ended December 31, 1996).	*

4e.	Form of 6.875% Debenture due 2097 of Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 4f to the Form 10-Q for the quarterly period ended September 30, 1997).	*

4f.	Third Supplemental Indenture, dated August 18, 2003, between Bristol-Myers Squibb Company and JPMorgan Chase Bank, as Trustee, to the indenture dated June 1, 1993 (incorporated herein by reference to Exhibit 4k to the Form 10-Q for the quarterly period ended September 30, 2003).	*

4g.	Form of 4.00% Senior Note due 2008 (incorporated herein by reference to Exhibit 4n to the Form 10-Q for the quarterly period ended September 30, 2003).	*

4h.	Form of 5.25% Senior Note due 2013 (incorporated herein by reference to Exhibit 4o to the Form 10-Q for the quarterly period ended September 30, 2003).	*

4i.	Indenture, dated October 1, 2003, between Bristol-Myers Squibb Company, as Issuer, and JPMorgan Chase Bank, as Trustee (incorporated herein by reference to Exhibit 4q to the Form 10-Q for the quarterly period ended September 30, 2003).	*

4j.	Form of Floating Rate Convertible Senior Debenture due 2023 (incorporated herein by reference to Exhibit 4s to the Form 10-Q for the quarterly period ended September 30, 2003).	*

4k.	Specimen Certificate of Common Stock (incorporated herein by reference to Exhibit 4s to the Form 10-K for the fiscal year ended December 31, 2003).	*

4l.	Specimen Certificate of Convertible Preferred Stock (incorporated herein by reference to Exhibit 4s to the Form 10-K for the fiscal year ended December 31, 2003).	*

4m.	Form of Fourth Supplemental Indenture between Bristol-Myers Squibb Company and The Bank of New York, as Trustee, to the indenture dated June 1, 1993 (incorporated herein by reference to Exhibit 4r the Form 8-K dated November 20, 2006 and filed November 27, 2006).	*

4n.	Form of 5.875% Notes due 2036 (incorporated herein by reference to Exhibit 4s the Form 8-K dated November 20, 2006 and filed November 27, 2006).	*

4o.	Form of 4.375% Notes due 2016 (incorporated herein by reference to Exhibit 4t the Form 8-K dated November 20, 2006 and filed November 27, 2006).	*

4p.	Form of 4.625% Notes due 2021 (incorporated herein by reference to Exhibit 4u the Form 8-K dated November 20, 2006 and filed November 27, 2006).	*

10a.	$2,000,000,000 Five Year Competitive Advance and Revolving Credit Facility Agreement dated as of December 21, 2006 among Bristol-Myers Squibb Company, the borrowing subsidiaries, the lenders named in the agreement, Bank of America, N.A. as syndication agent, and JPMorgan Chase Bank and Citicorp North America, Inc., as administrative agents (incorporated herein by reference to Exhibit 10.1 to the Form 8-K dated December 21, 2006 and filed December 27, 2006).	*

10b.	SEC Consent Order (incorporated herein by reference to Exhibit 10s to the Form 10-Q for the quarterly period ended September 30, 2004).	*

10c.	General Contract of Indemnity dated August 17, 2006 between Bristol-Myers Squibb Company and Travelers Casualty and Surety Company of America (incorporated herein by reference to Exhibit 10bb to the Form 8-K dated August 31, 2006 and filed September 5, 2006).	*

10d.	Registered Pledge and Master Security Agreement dated August 17, 2006 between Bristol-Myers Squibb Company and Travelers Casualty and Surety Company of America (incorporated herein by reference to Exhibit 10cc to the Form 8-K dated August 31, 2006 and filed September 5, 2006).	*

10e.	Control Agreement dated August 18, 2006 among Bristol-Myers Squibb Company, Travelers Casualty and Surety Company of America and Smith Barney Inc. (incorporated herein by reference to Exhibit 10dd to the Form 8-K dated August 31, 2006 and filed September 5, 2006).	*

10f.	Letter Agreement dated August 18, 2006 between Bristol-Myers Squibb Company and Travelers Casualty and Surety Company of America (incorporated herein by reference to Exhibit 10ee to the Form 8-K dated August 31, 2006 and filed September 5, 2006).	*

**10g.	Bristol-Myers Squibb Company 1997 Stock Incentive Plan, effective as of May 6, 1997 and as amended effective July 17, 2002 (incorporated herein by reference to Exhibit 10a to the Form 10-Q for the quarterly period ended June 30, 2002).	*

**10h.	Bristol-Myers Squibb Company 2002 Stock Incentive Plan, effective as of May 7, 2002 and as amended effective January 23, 2007 (incorporated herein by reference to Exhibit 10b to the Form 10-K for the fiscal year ended December 31, 2006).	*

**10i.	Bristol-Myers Squibb Company 2007 Stock Aware and Incentive Plan, effective as of May 1, 2007 (incorporated herein by reference to Exhibit B to the 2007 Proxy Statement dated March 22, 2007).	*

**10j.	Bristol-Myers Squibb Company TeamShare Stock Option Plan, as amended and restated effective September 10, 2002 (incorporated herein by reference to Exhibit 10c to the Form 10-K for the fiscal year ended December 31, 2002).	*

**10k.	Form of Non-Qualified Stock Option Agreement under the 2002 Stock Award and Incentive Plan (incorporated herein by reference to Exhibit 10s to the Form 10-K for the fiscal year ended December 31, 2005).	*

**10l.	Form of Non-Qualified Stock Option Agreement under the 2007 Stock Award and Incentive Plan (incorporated herein by reference to Exhibit 10s to the Form 10-Q for the quarterly period ended March 31, 2007).	*

**10m.	Form of Restricted Stock Award Agreement under the 2002 Stock Award and Incentive Plan (incorporated herein by reference to Exhibit 10t to the Form 10-K for the fiscal year ended December 31, 2005).	*

**10n.	Form of Performance Shares Agreement for the 2006-2008 Performance Cycle (incorporated herein by reference to Exhibit 10u to the Form 10-K for the fiscal year ended December 31, 2005).	*

**10o.	Form of Performance Shares Agreement for the 2007-2009 Performance Cycle (incorporated herein by reference to Exhibit 10.1 to the Form 10-Q for the quarterly period ended June 30, 2007).	*

**10p.	Form of Performance Shares Agreement for the 2008-2010 Performance Cycle (incorporated herein by reference to Exhibit 10.1 to the Form 10-Q for the quarterly period ended September 30, 2007).	*

**10q.	Form of Restricted Stock Units Agreement under the 2002 Stock Award and Incentive Plan (incorporated herein by reference to Exhibit 10v to the Form 10-K for the fiscal year ended December 31, 2006).	*

**10r.	Form of Restricted Stock Units Agreement under the 2007 Stock Award and Incentive Plan (incorporated herein by reference to Exhibit 10t to the Form 10-Q for the quarterly period ended March 31, 2007).	*

**10s.	Bristol-Myers Squibb Company Performance Incentive Plan, as amended (as adopted, incorporated herein by reference to Exhibit 2 to the Form 10-K for the fiscal year ended December 31, 1978; as amended as of January 8, 1990, incorporated herein by reference to Exhibit 19b to the Form 10-K for the fiscal year ended December 31, 1990; as amended on April 2, 1991, incorporated herein by reference to Exhibit 19b to the Form 10-K for the fiscal year ended December 31, 1991; as amended effective January 1, 1994, incorporated herein by reference to Exhibit 10d to the Form 10-K for the fiscal year ended December 31, 1993; and as amended effective January 1, 1994, incorporated herein by reference to Exhibit 10d to the Form 10-K for the fiscal year ended December 31, 1994).	*

**10t.	Bristol-Myers Squibb Company Executive Performance Incentive Plan (effective January 1, 1997 and incorporated herein by reference to Exhibit 10b to the Form 10-K for the fiscal year ended December 31, 1996).	*

**10u.	Bristol-Myers Squibb Company Executive Performance Incentive Plan (effective January 1, 2003 and incorporated herein by reference to Exhibit D to the 2003 Proxy Statement dated April 4, 2003).	*

**10v.	Bristol-Myers Squibb Company 2007 Senior Executive Performance Incentive Plan (effective May 1, 2007 and incorporated herein by reference to Exhibit C to the 2007 Proxy Statement dated March 22, 2007).	*

**10w.	Benefit Equalization Plan of Bristol-Myers Squibb Company and its Subsidiary or Affiliated Corporations Participating in the Bristol-Myers Squibb Company Retirement Income Plan or the Bristol-Myers Squibb Puerto Rico, Inc. Retirement Income Plan, as amended (as amended and restated as of January 1, 1993, as amended effective October 1, 1993, incorporated herein by reference to Exhibit 10e to the Form 10-K for the fiscal year ended December 31, 1993; and as amended effective February 1, 1995, incorporated herein by reference to Exhibit 10e to the Form 10-K for the fiscal year ended December 31, 1996).	*

**10x.	Benefit Equalization Plan of Bristol-Myers Squibb Company and its Subsidiary or Affiliated Corporations Participating in the Bristol-Myers Squibb Company Savings and Investment Program, as amended and restated effective as of January 1, 1996 (incorporated herein by reference to Exhibit 10h to the Form 10-K for the fiscal year ended December 31, 2001).	*

**10y.	Squibb Corporation Supplementary Pension Plan, as amended (as previously amended and restated, incorporated herein by reference to Exhibit 19g to the Form 10-K for the fiscal year ended December 31, 1991; as amended as of September 14, 1993, and incorporated herein by reference to Exhibit 10g to the Form 10-K for the fiscal year ended December 31, 1993).	*

**10z.	Senior Executive Severance Plan, effective as of April 26, 2007 (incorporated herein by reference to Exhibit 10.2 to the Form 8-K dated April 24, 2007 and filed on April 27, 2007).	*

**10aa.	Letter Agreement dated October 31, 2006 between James M. Cornelius and Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 10.1 to the Form 8-K dated October 31, 2006 and filed November 3, 2006).	*

**10bb.	Letter Agreement dated April 26, 2007 between James M. Cornelius and Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 10.1 to the Form 8-K dated April 24, 2007 and filed on April 27, 2007).	*

**10cc.	Aircraft Time Sharing Agreement dated as of July 31, 2007 between James M. Cornelius and Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 10.2 to the Form 10-Q for the quarterly period ended June 30, 2007).	*

**10dd.	Letter Agreement dated February 12, 2008 between James M. Cornelius and Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 10.1 to the Form 8-K dated February 11, 2008 and filed on February 15, 2008.	*

**10ee.	Letter Agreement effective September 20, 2005 and addendum effective October 31, 2005 between Lamberto Andreotti and the Company (incorporated herein by reference to Exhibit 10.2 to the Form 8-K dated December 5, 2006 and filed on December 11, 2006).	*

**10ff.	Form of Agreement entered into between the Registrant and each of the named executive officers and certain other executives effective January 1, 2008 (filed herewith).	E-10-1

**10gg.	Bristol-Myers Squibb Company Retirement Income Plan for Non-Employee Directors, as amended to March 5, 1996 (incorporated herein by reference to Exhibit 10k to the Form 10-K for the fiscal year ended December 31, 1996).	*

**10hh.	Bristol-Myers Squibb Company 1987 Deferred Compensation Plan for Non-Employee Directors, as amended to January 10, 2006 (incorporated herein by reference to Exhibit 10l to the Form 10-K for the fiscal year ended December 31, 2005).	*

**10ii.	Bristol-Myers Squibb Company Non-Employee Directors’ Stock Option Plan, as amended (as approved by the Stockholders on May 1, 1990, incorporated herein by reference to Exhibit 28 to Registration Statement No. 33-38587 on Form S-8; as amended May 7, 1991, incorporated herein by reference to Exhibit 19c to the Form 10-K for the fiscal year ended December 31, 1991), as amended January 12, 1999 (incorporated herein by reference to Exhibit 10m to the Form 10-K for the fiscal year ended December 31, 1998).	*

**10jj.	Bristol-Myers Squibb Company Non-Employee Directors’ Stock Option Plan, as amended (as approved by the Stockholders on May 2, 2000, incorporated herein by reference to Exhibit A to the 2000 Proxy Statement dated March 20, 2000.)	*

**10kk.	Squibb Corporation Deferral Plan for Fees of Outside Directors, as amended (as adopted, incorporated herein by reference to Exhibit 10e Squibb Corporation 1991 Form 10-K for the fiscal year ended December 31, 1987, File No. 1-5514; as amended effective December 31, 1991 incorporated herein by reference to Exhibit 10m to the Form 10-K for the fiscal year ended December 31, 1992).	*

**10ll.	Restricted Stock Units Agreement with James D. Robinson III, effective as of June 15, 2005 and as amended on July 13, 2005 (incorporated herein by reference to Exhibit 10x to the Form 10-Q for the quarterly period ended June 30, 2005).	*

**10mm.	Amendment to all of the Company’s plans, agreements, legal documents and other writings, pursuant to action of the Board of Directors on October 3, 1989, to reflect the change of the Company’s name to Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 10v to the Form 10-K for the fiscal year ended December 31, 1989).	*

12.	Statement re computation of ratios (filed herewith).	E-12-1

21.	Subsidiaries of the Registrant (filed herewith).	E-21-1

23a.	Consent of Deloitte & Touche LLP (filed herewith).	E-23-1

23b.	Consent of PricewaterhouseCoopers LLP (filed herewith)	E-23-2

31a.	Section 302 Certification Letter (filed herewith).	E-31-1

31b.	Section 302 Certification Letter (filed herewith).	E-31-2

32a.	Section 906 Certification Letter (filed herewith).	E-32-1

32b.	Section 906 Certification Letter (filed herewith).	E-32-2

SCHEDULE II

BRISTOL-MYERS SQUIBB COMPANY

VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at beginning of period	Provisions for bad debts, charge-backs & discounts	Bad debts written off/payments for charge-backs & discounts	Discontinued operations	Balance at end of period
Dollars in Millions
Allowances for Charge-Backs, Discounts and Doubtful Accounts: (1)
For the year ended December 31, 2007	$150	$951	$(919)	$(2)	$180
For the year ended December 31, 2006	207	956	(1,012)	(1)	150
For the year ended December 31, 2005	221	1,429	(1,442)	(1)	207

Description	Balance at beginning of period	Provisions for valuation allowance	Release of valuation allowance /other	Balance at end of period
Dollars in Millions
Valuation Allowance on Deferred Tax Assets:
For the year ended December 31, 2007	$625	$1,325	$—	$1,950
For the year ended December 31, 2006	559	189	(123)	625
For the year ended December 31, 2005	507	55	(3)	559

(1)	Amounts have been reclassified to give effect to discontinued operations. For further information on discontinued operations, see “Item 8. Financial Statements – Note 5. Discontinued Operations and Assets Held for Sale.”