Form 10-Q
period 2008-03-31
BRISTOL MYERS SQUIBB CO
filed 2008-04-24
CIK 14272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer “, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

At March 31, 2008, there were 1,979,597,988 shares outstanding of the Registrant’s $.10 par value Common Stock.

BRISTOL-MYERS SQUIBB COMPANY

INDEX TO FORM 10-Q

MARCH 31, 2008

BRISTOL-MYERS SQUIBB COMPANY

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED STATEMENTS OF EARNINGS

Dollars and Shares in Millions, Except Per Share Data

(UNAUDITED)

	Three Months Ended March 31,
	2008	2007
EARNINGS
Net Sales	$5,181	$4,317

Cost of products sold	1,657	1,340
Marketing, selling and administrative	1,223	1,133
Advertising and product promotion	330	268
Research and development	795	791
Provision for restructuring, net	11	37
Equity in net income of affiliates	(164)	(126)
Other expense, net	39	22

Total expenses, net	3,891	3,465

Earnings from Continuing Operations
Before Minority Interest and Income Taxes	1,290	852
Provision for income taxes	359	68
Minority interest, net of taxes	230	141

Net Earnings from Continuing Operations	701	643

Discontinued Operations:
Earnings, net of taxes	3	47
Loss on Disposal, net of taxes	(43)	—

	(40)	47

Net Earnings	$661	$690

Earnings per Common Share
Basic:
Net Earnings from Continuing Operations	$0.35	$0.33
Discontinued Operations:
Earnings, net of taxes	—	0.02
Loss on Disposal, net of taxes	(0.02)	—

Net Earnings per Common Share	$0.33	$0.35

Diluted:
Net Earnings from Continuing Operations	$0.35	$0.33
Discontinued Operations:
Earnings, net of taxes	—	0.02
Loss on Disposal, net of taxes	(0.02)	—

Net Earnings per Common Share	$0.33	$0.35

Average Common Shares Outstanding:
Basic	1,975	1,962
Diluted	2,008	1,997

Dividends declared per common share	$.31	$.28

The accompanying notes are an integral part of these financial statements.

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE

INCOME AND RETAINED EARNINGS

Dollars in Millions

(UNAUDITED)

	Three Months Ended March 31,
	2008	2007
COMPREHENSIVE INCOME

Net Earnings	$661	$690
Other Comprehensive Income/(Loss):
Foreign currency translation	37	19
Deferred losses on derivatives qualifying as hedges, net of tax benefit of $30 in 2008	(63)	—
Deferred gains on pension and other postretirement benefits, net of tax liability of $6 in 2008 and $3 in 2007	23	35
Deferred losses on available for sale securities, net of tax liability of $2 in 2008 and net of tax benefit of $2 in 2007	(77)	(3)

Total Other Comprehensive Income/(Loss)	(80)	51

Comprehensive Income	$581	$741

RETAINED EARNINGS

Retained Earnings, January 1	$19,762	$19,845
Cumulative effect of adoption of FIN No. 48	—	27
Net earnings	661	690
Cash dividends declared	(615)	(551)

Retained Earnings, March 31	$19,808	$20,011

The accompanying notes are an integral part of these financial statements.

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED BALANCE SHEETS

Dollars in Millions, Except Per Share Data

(UNAUDITED)

	March 31, 2008	December 31, 2007
ASSETS

Current Assets:
Cash and cash equivalents	$2,443	$1,801
Marketable securities	194	424
Receivables, net of allowances of $169 and $180	4,541	4,240
Inventories, net	2,336	2,162
Deferred income taxes, net of valuation allowances	678	851
Prepaid expenses	388	310
Assets held for sale	—	560

Total Current Assets	10,580	10,348

Property, plant and equipment, net	5,567	5,650
Goodwill	4,997	4,998
Other intangible assets, net	1,286	1,330
Deferred income taxes, net of valuation allowances	2,574	2,716
Other assets	1,321	1,130

Total Assets	$26,325	$26,172

LIABILITIES

Current Liabilities:
Short-term borrowings	$1,781	$1,891
Accounts payable	1,575	1,442
Accrued expenses	2,735	2,951
Deferred income	616	447
Accrued rebates and returns	798	763
U.S. and foreign income taxes payable	118	296
Dividends payable	616	614
Accrued litigation liabilities	204	205
Liabilities related to assets held for sale	—	35

Total Current Liabilities	8,443	8,644

Pension liabilities and other postretirement liabilities	783	782
Deferred income	796	714
U.S. and foreign income taxes payable	545	537
Other liabilities	537	552
Long-term debt	4,660	4,381

Total Liabilities	15,764	15,610

Commitments and contingencies (Note 19)

STOCKHOLDERS’ EQUITY

Preferred stock, $2 convertible series: Authorized 10 million shares; issued and outstanding 5,692 in 2008 and 5,815 in 2007, liquidation value of $50 per share	—	—
Common stock, par value of $.10 per share: Authorized 4.5 billion shares; 2.2 billion issued in both 2008 and 2007	220	220
Capital in excess of par value of stock	2,750	2,722
Restricted stock	(105)	(97)
Accumulated other comprehensive loss	(1,541)	(1,461)
Retained earnings	19,808	19,762

	21,132	21,146
Less cost of treasury stock — 225 million common shares in 2008 and 226 million in 2007	(10,571)	(10,584)

Total Stockholders’ Equity	10,561	10,562

Total Liabilities and Stockholders’ Equity	$26,325	$26,172

The accompanying notes are an integral part of these financial statements.

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollars in Millions

(UNAUDITED)

	Three Months Ended March 31,
	2008	2007
Cash Flows From Operating Activities:
Net earnings	$661	$690
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	186	128
Amortization	65	88
Deferred income tax expense/(benefit)	267	(169)
Stock-based compensation expense	48	31
Provision for restructuring	11	37
Gain on sale of product assets and businesses	(25)	—
Impairment charges and asset write-offs	25	—
Gain on disposal of property, plant and equipment and investment in other companies	(6)	—
Equity income in excess of cash distributions from affiliates	(51)	(16)
Unfunded pension expense	37	51
Changes in operating assets and liabilities:
Receivables	(157)	(118)
Inventories	(103)	(1)
Prepaid expenses and other assets	(91)	(82)
Accounts payable and accrued expenses	39	13
Product liability	11	(6)
U.S. and foreign income taxes payable	(134)	42
Deferred income and other liabilities	(4)	77

Net Cash Provided by Operating Activities	779	765

Cash Flows From Investing Activities:
Proceeds from sale of marketable securities	144	4,817
Purchases of marketable securities	(48)	(4,619)
Additions to property, plant and equipment and capitalized software	(250)	(202)
Proceeds from disposal of property, plant and equipment and investment in other companies	11	13
Proceeds from sale of product assets and businesses	483	—
Proceeds from sale and leaseback of properties	227	—
Other investments	5	(2)

Net Cash Provided by Investing Activities	572	7

Cash Flows From Financing Activities:
Short-term repayments	(120)	(51)
Long-term debt repayments	(1)	—
Issuances of common stock under stock plans and excess tax benefits from share-based payment arrangements	—	21
Dividends paid	(613)	(551)

Net Cash Used in Financing Activities	(734)	(581)

Effect of Exchange Rates on Cash and Cash Equivalents	25	5

Increase/(Decrease) in Cash and Cash Equivalents	642	196
Cash and Cash Equivalents at Beginning of Period	1,801	2,018

Cash and Cash Equivalents at End of Period	$2,443	$2,214

The consolidated statements of cash flows include the activities of discontinued operations.

The accompanying notes are an integral part of these financial statements.

Note 1. Basis of Presentation and New Accounting Standards

Bristol-Myers Squibb Company (the Company) prepared these unaudited consolidated financial statements following the requirements of the Securities and Exchange Commission and United States (U.S.) generally accepted accounting principles (GAAP) for interim reporting. Under those rules, certain footnotes and other financial information that are normally required by GAAP for annual financial statements can be condensed or omitted. The Company is responsible for the consolidated financial statements included in this Form 10-Q. These consolidated financial statements include all normal and recurring adjustments necessary for a fair presentation of the Company’s financial position at March 31, 2008 and December 31, 2007; and the results of its operations and cash flows for the three months ended March 31, 2008 and 2007. These unaudited consolidated financial statements and the related notes should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (2007 Form 10-K).

Revenues, expenses, assets and liabilities can vary during each quarter of the year. Accordingly, the results and trends in these unaudited consolidated financial statements may not be indicative of full year operating results. Certain prior period amounts have been reclassified to conform to the current period presentation.

The Company recognizes revenue when substantially all the risks and rewards of ownership have transferred to the customer. Generally, revenue is recognized at the time of shipment of products; however, for certain sales, revenue is recognized on the date of receipt by the purchaser. Revenues are reduced at the time of recognition to reflect expected returns that are estimated based on historical experience. Additionally, provisions are made at the time of revenue recognition for all discounts, rebates and estimated sales allowances based on historical experience updated for changes in facts and circumstances, as appropriate. Such provisions are recorded as a reduction of revenue.

In addition, the Company includes alliance revenue in net sales. The Company has agreements to promote pharmaceuticals discovered by other companies. Alliance revenue is based upon a percentage of the Company’s copromotion partners’ net sales and is earned when the related product is shipped by the copromotion partners and title passes to their customer.

The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant assumptions are employed in estimates used in determining values of intangible assets; restructuring charges and accruals; sales rebate and return accruals; legal contingencies; tax assets and tax liabilities; stock-based compensation; retirement and postretirement benefits (including the actuarial assumptions); financial instruments, including marketable securities, with no observable market quotes; as well as in estimates used in applying the revenue recognition policy. Actual results may differ from the estimated results.

Effective January 1, 2008, the Company adopted Emerging Issues Task Force (EITF) Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities. Nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided. The Company’s adoption of EITF No. 07-3 did not have a material effect on the Company’s consolidated financial statements.

Effective January 1, 2008, the Company adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, which permits an entity to measure certain financial assets and financial liabilities at fair value. The objective of SFAS No. 159 is to improve financial reporting by allowing entities to mitigate volatility in reported earnings caused by the measurement of related assets and liabilities using different attributes, without having to apply complex hedge accounting provisions. Under SFAS No. 159, entities that elect the fair value option (by instrument) will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option election is irrevocable, unless a new election date occurs. SFAS No. 159 establishes presentation and disclosure requirements to help financial statement users understand the effect of the entity’s election on its earnings, but does not eliminate disclosure requirements of other accounting standards. Assets and liabilities that are measured at fair value must be displayed on the face of the balance sheet. The Company chose not to elect the fair value option for its financial assets and liabilities existing at January 1, 2008, and did not elect the fair value option on financial assets and liabilities transacted in the three months ended March 31, 2008. Therefore, the adoption of SFAS No. 159 had no impact on the Company’s consolidated financial statements.

Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements, for financial assets and liabilities and any other assets and liabilities carried at fair value. This pronouncement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. On November 14, 2007, the FASB agreed to a one-year deferral for the implementation of SFAS No. 157 for other non-financial assets and liabilities. The Company’s adoption of SFAS No. 157 did not

Note 1. Basis of Presentation and New Accounting Standards (Continued)

have a material effect on the Company’s consolidated financial statements for financial assets and liabilities and any other assets and liabilities carried at fair value.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, as an amendment to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 161 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The fair value of derivative instruments and their gains and losses will need to be presented in tabular format in order to present a more complete picture of the effects of using derivative instruments. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact of adopting this pronouncement.

Note 2. Alliances and Investments

Sanofi

The Company has agreements with Sanofi-Aventis (Sanofi) for the codevelopment and cocommercialization of AVAPRO*/AVALIDE* (irbesartan/irbesartan-hydrochlorothiazide), an angiotensin II receptor antagonist indicated for the treatment of hypertension and diabetic nephropathy, and PLAVIX* (clopidogrel), a platelet aggregation inhibitor. The worldwide alliance operates under the framework of two geographic territories; one in the Americas (principally the U.S., Canada, Puerto Rico and Latin American countries) and Australia and the other in Europe and Asia. Accordingly, two territory partnerships were formed to manage central expenses, such as marketing, research and development and royalties, and to supply finished product to the individual countries. In general, at the country level, agreements either to copromote (whereby a partnership was formed between the parties to sell each brand) or to comarket (whereby the parties operate and sell their brands independently of each other) are in place. The agreements expire on the later of (i) with respect to PLAVIX*, 2013 and, with respect to AVAPRO*/AVALIDE*, 2012 in the Americas and Australia and 2013 in Europe and Asia and (ii) the expiration of all patents and other exclusivity rights in the applicable territory. The Company acts as the operating partner for the territory covering the Americas and Australia and owns a 50.1% majority controlling interest in this territory. Sanofi’s ownership interest in this territory is 49.9%. As such, the Company consolidates all country partnership results for this territory and records Sanofi’s share of the results as a minority interest, net of taxes, which was $226 million and $137 million for the three months ended March 31, 2008 and 2007, respectively. The Company recorded sales in this territory and in comarketing countries outside this territory (Germany, Italy, Spain and Greece) of $1,613 million and $1,208 million for the three months ended March 31, 2008 and 2007, respectively.

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

Sanofi acts as the operating partner for the territory covering Europe and Asia and owns a 50.1% majority financial controlling interest within this territory. The Company’s ownership interest in this territory is 49.9%. The Company accounts for the investment in partnership entities in this territory under the equity method and records its share of the results in equity in net income of affiliates in the consolidated statement of earnings. The Company’s share of net income from these partnership entities before taxes was $162 million and $123 million for the three months ended March 31, 2008 and 2007, respectively.

The Company routinely receives distributions of profits and provides funding for the ongoing operations of the partnerships in the territory covering Europe and Asia. These transactions are recorded as operating activities within the Company’s consolidated statement of cash flows.

The Company and Sanofi have an alliance for the copromotion of irbesartan. The Company recognized other income of $8 million in each of the three months ended March 31, 2008 and 2007 related to the amortization of deferred income associated with Sanofi’s $350 million payment to the Company for their acquisition of an interest in the irbesartan license upon formation of the alliance. The unrecognized portion of the deferred income amounted to $146 million and $154 million as of March 31, 2008 and December 31, 2007, respectively, and will continue to amortize through 2013, the expected expiration of the license.

The following is the summarized financial information for the Company’s equity investments in the partnership with Sanofi for the territory covering Europe and Asia:

Note 2. Alliances and Investments (Continued)

	Three Months Ended March 31,
Dollars in Millions	2008	2007
Net sales	$897	$733
Gross profit	683	565
Net income	332	256

Otsuka

The Company has a worldwide commercialization agreement with Otsuka Pharmaceutical Co., Ltd. (Otsuka), to codevelop and copromote with Otsuka ABILIFY* (aripiprazole) for the treatment of schizophrenia, bipolar disorders and major depressive disorders, except in Japan, China, Taiwan, North Korea, South Korea, the Philippines, Thailand, Indonesia, Pakistan and Egypt. The product is currently copromoted with Otsuka in the United Kingdom (UK), Germany, France and Spain. In the U.S., Germany and Spain, where the product is invoiced to third-party customers by the Company on behalf of Otsuka, the Company records alliance revenue for its 65% contractual share of third-party net sales and records all expenses related to the product. The Company recognizes this alliance revenue when ABILIFY* is shipped and all risks and rewards of ownership have transferred to third-party customers. In the UK, France and Italy, where the Company is presently the exclusive distributor for the product, the Company records 100% of the net sales and related cost of products sold and expenses. The Company also has an exclusive right to sell ABILIFY* in other countries in Europe, the Americas and a number of countries in Asia. In these countries the Company records 100% of the net sales and related cost of products sold.

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

The Company recorded total revenue for ABILIFY* of $454 million and $366 million for the three months ended March 31, 2008 and 2007, respectively. The Company amortized into cost of products sold $2 million in each of the three months ended March 31, 2008 and 2007 for previously capitalized milestone payments. The unamortized capitalized payment balance is recorded in other intangible assets, and was $27 million as of March 31, 2008 and $29 million as of December 31, 2007, and which will continue to amortize through 2012, the expected expiration of the agreement.

ImClone

The Company has a commercialization agreement expiring in September 2018 with ImClone Systems Incorporated (ImClone) for the codevelopment and copromotion of ERBITUX* (cetuximab) in the U.S. ERBITUX* is indicated for use in the treatment of patients with metastatic colorectal cancer and for use in the treatment of squamous cell carcinoma of the head and neck. Under the agreement, ImClone receives a distribution fee based on a flat rate of 39% of net sales in North America. In October 2007, the Company and ImClone amended their codevelopment agreement with Merck KGaA to provide for cocommercialization of ERBITUX* in Japan, which expires in 2032. ImClone has the ability to terminate the agreement after 2018 if they determine that it is commercially unreasonable for them to continue. ERBITUX* is not yet marketed in Japan, although an application has been submitted with the Japanese Pharmaceuticals and Medical Devices Agency for the use of ERBITUX* in treating patients with advanced colorectal cancer.

The Company recorded net sales for ERBITUX* of $187 million and $160 million for the three months ended March 31, 2008 and 2007, respectively. The Company amortized into cost of products sold $9 million in each of the three months ended March 31, 2008 and 2007 for previously capitalized milestone payments. The unamortized portion of the approval payments is recorded in other intangible assets, and was $388 million at March 31, 2008 and $397 million at December 31, 2007, and will continue to amortize through 2018, the remaining term of the agreement.

The Company acquired an investment in ImClone upon execution of the commercialization agreement. The Company accounts for its investment in ImClone under the equity method and records its share of the results adjusted for revenue recognized by ImClone for pre-approved milestone payments made by the Company prior to 2004, in equity in net income of affiliates in the consolidated statement of earnings. The Company recorded equity income of $4 million and $5 million for the three months ended March 31, 2008 and 2007, respectively. The Company’s recorded investment and the market value of its holdings in ImClone common stock was $113 million and approximately $611 million as of March 31, 2008, respectively, and $114 million and approximately $619 million as of December 31, 2007, respectively. The Company holds 14.4 million shares of ImClone stock, representing approximately 17% of ImClone’s shares outstanding at both March 31, 2008 and December 31, 2007. On a per share basis, the carrying value of the ImClone investment and the closing market price of the ImClone shares as of March 31, 2008 were $7.86 and $42.42, respectively, compared to $7.92 and $43.00, respectively, as of December 31, 2007.

Note 2. Alliances and Investments (Continued)

Gilead

The Company and Gilead Sciences, Inc. (Gilead) have a joint venture to develop and commercialize ATRIPLA* (efavirenz 600 mg/ emtricitabine 200 mg/ tenofovir fumarate), a once-daily single tablet three-drug regimen combining the Company’s SUSTIVA (efavirenz) and Gilead’s TRUVADA* (emtricitabine and tenofovir disoproxil fumarate), in the U.S., Canada and Europe. ATRIPLA* was approved by Health Canada in October 2007 and by the European Commission in December 2007 for commercialization in the 27 countries of the EU, as well as Norway and Iceland.

Gilead records 100% of ATRIPLA* revenues and consolidates the results of the joint venture in its operating results. The Company records revenue for the bulk efavirenz component of ATRIPLA* upon sales of that product by the joint venture with Gilead to third-party customers. The Company’s revenue for the efavirenz component is determined by applying a percentage to ATRIPLA* revenue, which approximates revenue for the SUSTIVA brand. The Company recorded efavirenz revenues of $119 million and $70 million for the three months ended March 31, 2008 and 2007, respectively, related to ATRIPLA* sales. The Company accounts for its participation in the U.S. joint venture under the equity method of accounting and records its share of the joint venture results in equity in net income of affiliates in the consolidated statement of earnings. The Company recorded an equity loss on the joint venture with Gilead of $2 million in each of the three months ended March 31, 2008 and 2007.

AstraZeneca

In January 2007, the Company entered into two worldwide (except for Japan) codevelopment and cocommercialization agreements with AstraZeneca PLC (AstraZeneca), one for the codevelopment and cocommercialization of saxagliptin, a DPP-IV inhibitor (Saxagliptin Agreement), and one for the codevelopment and cocommercialization of dapagliflozin, a sodium-glucose contransporter-2 (SGLT2) inhibitor (SGLT2 Agreement). Both compounds are being studied for the treatment of diabetes and were discovered by the Company. Under the terms of the agreements, the Company received from AstraZeneca an upfront payment of $100 million in January 2007, which was deferred and is being recognized over the useful life of the products into other income. The Company amortized into other income $2 million of upfront payments in each of the three months ended March 31, 2008 and 2007. The unamortized portion of the upfront payments was $91 million as of March 31, 2008 and $93 million as of December 31, 2007. Milestone payments are expected to be received by the Company upon the successful achievement of various development and regulatory events as well as sales-related milestones. Under the Saxagliptin Agreement, the Company could receive up to $300 million if all development and regulatory milestones are met and up to an additional $300 million if all sales-based milestones are met. Under the SGLT2 Agreement, the Company could receive up to $350 million if all development and regulatory milestones are met and up to an additional $300 million if all sales-based milestones are met. Under each agreement, the Company and AstraZeneca also share in development and commercialization costs. The majority of development costs under the initial development plans through 2009 will be paid by AstraZeneca and any additional development costs will generally be shared equally. The Company records development costs related to saxagliptin and dapagliflozin net of AstraZeneca’s share in research and development expenses. Under each agreement, the two companies will jointly develop the clinical and marketing strategy and share commercialization expenses and profits/losses equally on a global basis, excluding Japan, and the Company will manufacture both products.

Pfizer

In April 2007, the Company and Pfizer Inc. (Pfizer) entered into a worldwide codevelopment and cocommercialization agreement for apixaban, an anticoagulant discovered by the Company being studied for the prevention and treatment of a broad range of venous and arterial thrombotic conditions. In accordance with the terms of the agreement, Pfizer made an upfront payment of $250 million to the Company in May 2007, which was deferred and is being recognized over the life of the agreement into other income. In December 2007, the Company and Pfizer agreed to include Japan in the worldwide agreement. In connection with the Japan agreement, Pfizer made an additional upfront payment of $40 million in December 2007 which was deferred and is being recognized over the useful life of the product into other income. The Company amortized into other income $5 million of the two upfront payments for the three months ended March 31, 2008. The unamortized portion of the upfront payment is $274 million as of March 31, 2008 and $279 million as of December 31, 2007. Pfizer will fund 60% of all development costs effective January 1, 2007 going forward, and the Company will fund 40%. The Company records apixaban development costs net of Pfizer’s share in research and development expenses. The Company may also receive additional payments of up to $780 million from Pfizer based on development and regulatory milestones. The companies will jointly develop the clinical and marketing strategy, will share commercialization expenses and profits/losses equally on a global basis and will manufacture product under this arrangement.

Note 3. Restructuring

In December 2007, the Company announced a three-year plan to fundamentally change the way it runs its business to meet the challenges of a changing business environment and to take advantage of the diverse opportunities in the marketplace as the Company is transformed into a next-generation biopharmaceutical company. With its previously announced Productivity Transformation Initiative (PTI), the Company aims to achieve a culture of continuous improvement that will enhance its efficiency, effectiveness and competitiveness and substantially improve its cost base. As part of the overall PTI initiative, the Company incurred charges of $113 million, including $11 million for net termination benefits and other exit costs described below, in the first quarter of 2008. The PTI charges are primarily included in cost of goods sold; marketing, selling and administrative; and provision for restructuring.

2008 Activities

In the first quarter of 2008, the Company recorded pre-tax charges, net of adjustments of $11 million. The net charges include $14 million relating to termination benefits and other related costs for workforce reductions of approximately 200 manufacturing, selling and administrative personnel, primarily in the U.S. and Puerto Rico. These charges were decreased by $3 million of adjustments reflecting net changes in estimates for restructuring actions taken in prior periods.

The following table presents detail of the charges by segment and type for the three months ended March 31, 2008. The Company expects to substantially complete these activities by the end of 2008.

	Termination Benefits	Other Exit Costs	Total
Dollars in Millions
Pharmaceuticals	$11	$1	$12
Nutritionals	1	—	1
ConvaTec	1	—	1

Subtotal	13	1	14
Changes in estimates	(4)	1	(3)

Provision for restructuring, net	$9	$2	$11

2007 Activities

In the first quarter of 2007, the Company recorded pre-tax charges of $35 million relating to the termination benefits and other related costs for workforce reductions and streamlining of worldwide operations of approximately 350 selling and operating personnel, primarily in the U.S., Latin America and Europe. These charges were increased by a $2 million adjustment reflecting net changes in estimates for restructuring actions taken in prior periods.

The following table presents detail of the charges by segment and type for the three months ended March 31, 2007. The Company substantially completed these activities by early 2008.

	Termination Benefits	Other Exit Costs	Total
Dollars in Millions
Pharmaceuticals	$25	$—	$25
Corporate/Other	9	1	10

Subtotal	34	1	35
Changes in estimates	2	—	2

Provision for restructuring, net	$36	$1	$37

Note 3. Restructuring (Continued)

Restructuring charges and spending against liabilities associated with prior and current actions are as follows:

	Termination Liability	Other Exit Cost Liability	Total
Dollars in Millions
Balance at January 1, 2007	$74	$1	$75
Charges	188	1	189
Spending	(88)	(3)	(91)
Changes in estimates	(6)	—	(6)

Balance at December 31, 2007	168	(1)	167
Charges	13	1	14
Spending	(47)	(1)	(48)
Changes in estimates	(4)	1	(3)

Balance at March 31, 2008	$130	$—	$130

In addition to these charges, the Company recorded $72 million and $16 million of accelerated depreciation charges primarily related to its rationalization of the Company’s manufacturing network for the three months ended March 31, 2008 and 2007, respectively. These charges were primarily recorded in cost of products sold on the consolidated statement of earnings and primarily related to the Pharmaceuticals segment.

Note 4. Discontinued Operations

In January 2008, the Company completed the sale of Bristol-Myers Squibb Medical Imaging to Avista Capital Partners L.P. for a gross purchase price of approximately $525 million, before post-closing working capital adjustments and transaction costs, resulting in a pre-tax gain of $25 million and an after-tax loss of $43 million, which are included in discontinued operations. The results of the Medical Imaging business are included in income/(loss) from discontinued operations, net of tax, for all periods presented.

The following summarized financial information related to the Medical Imaging business has been segregated from continuing operations and reported as discontinued operations through the date of disposition and does not reflect the costs of certain services provided to Medical Imaging. Such costs, which were not allocated by the Company to Medical Imaging, were for services, which included, but not limited to, legal counsel, insurance, external audit fees, payroll processing, certain human resource services and information technology systems support.

	Three Months Ended March 31,
Dollars in Millions	2008	2007
Net sales	$18	$159

Earnings before income taxes	$4	$65
Provision for income taxes	1	18

Earnings from discontinued operations, net of taxes	$3	$47

The consolidated statement of cash flows includes the Medical Imaging business through the date of disposition. The Company uses a centralized approach to the cash management and financing of its operations and, accordingly, debt was not allocated to this business.

For a period of time, the Company will continue to generate cash flows and to report income statement activity in income/(loss) from discontinued operations, net of tax, associated with the Medical Imaging business. The activities that give rise to these cash flows and income statement activities are transitional in nature and generally result from agreements that are intended to facilitate the orderly transfer of business operations. The agreements include, among others, services for accounting, customer service, distribution and manufacturing. These activities are not expected to be material to the Company’s results of operations or cash flows. These agreements extend for periods generally less than 24 months, with the majority ranging between three to six months from the transaction close date.

Note 4. Discontinued Operations (Continued)

The following table includes Medical Imaging assets and liabilities that have been segregated and classified as assets held for sale and liabilities related to assets held for sale, as appropriate, in the consolidated balance sheet as of December 31, 2007. The amounts presented below were adjusted to exclude cash and intercompany receivables and payables between the business held for sale and the Company, which were excluded from the divestiture. In addition, goodwill at December 31, 2007 of $2 million has been excluded from the following summary of net assets held for sale and was considered in determining the pre-tax gain on sale in the first quarter of 2008. Included in the Company’s property, plant and equipment at March 31, 2008 is approximately $42 million of assets held for sale which are expected to be disposed of in the current year. These assets are not generating operating results or cash flow activities and were included in the table below as assets held for sale at December 31, 2007.

Dollars in millions	December 31, 2007
Assets
Receivables, net of allowances of $2	$62
Inventories, net	20
Other assets	31
Property, plant and equipment, net	174
Other intangible assets, net	273

Total assets held for sale	560

Liabilities
Accounts payable	12
Accrued liabilities	23

Total liabilities related to assets held for sale	35

Net assets held for sale	$525

Note 5. Earnings Per Share

The numerator for basic earnings per share is net earnings available to common stockholders. The numerator for diluted earnings per share is net earnings available to common stockholders with interest expense added back for the assumed conversion of the convertible debt into common stock. The denominator for basic earnings per share is the weighted-average number of common stock outstanding during the period. The denominator for diluted earnings per share is weighted-average shares outstanding adjusted for the effect of dilutive stock options, restricted shares and assumed conversion of the convertible debt into common stock. The computations for basic and diluted earnings per common share are as follows:

	Three Months Ended March 31,
Amounts in Millions, Except Per Share Data	2008	2007
Basic:
Net Earnings from Continuing Operations	$701	$643

Discontinued Operations:
Earnings, net of taxes	3	47
Loss on Disposal, net of taxes	(43)	—

Net Earnings	$661	$690

Basic Earnings Per Share:
Average Common Shares Outstanding - Basic	1,975	1,962

Net Earnings from Continuing Operations	$0.35	$0.33

Discontinued Operations:
Earnings, net of taxes	—	0.02
Loss on Disposal, net of taxes	(0.02)	—

Net Earnings per Common Share	$0.33	$0.35

Diluted:
Net Earnings from Continuing Operations	$701	$643
Interest expense on conversion of convertible debt, net of taxes	8	9

Net Earnings from Continued Operations used for Diluted Earnings per Common Share Calculation	709	652
Discontinued Operations:
Earnings, net of taxes	3	47
Loss on Disposal, net of taxes	(43)	—

Net Earnings	$669	$699

Diluted Earnings Per Share:
Average Common Shares Outstanding	1,975	1,962
Conversion of convertible debt	29	29
Incremental shares outstanding assuming the exercise/vesting of dilutive stock options/restricted stock	4	6

Average Common Shares Outstanding - Diluted	2,008	1,997

Net Earnings from Continuing Operations	$0.35	$0.33

Discontinued Operations:
Earnings, net of taxes	—	0.02
Loss on Disposal, net of taxes	(0.02)	—

Net Earnings per Common Share	$0.33	$0.35

Weighted-average shares issuable upon the exercise of stock options, which were not included in the diluted earnings per share calculation because they were anti-dilutive, were 127 million and 116 million for the three months ended March 31, 2008 and 2007, respectively.

Note 6. Other Expense, Net

The components of other expense, net were as follows:

	Three Months Ended March 31,
Dollars in Millions	2008	2007
Interest expense	$73	$109
Interest income	(43)	(53)
Foreign exchange transaction losses	26	8
Other income, net	(17)	(42)

Other expense, net	$39	$22

Interest expense was decreased by net interest swap gains of $7 million and increased by net interest swap losses of $1 million for the three months ended March 31, 2008 and 2007, respectively. Other income, net includes income from third-party contract manufacturing, certain royalty income and expense, impairment of marketable securities, gains and losses on disposal of property, plant and equipment, certain other litigation matters, insurance recoveries and deferred income recognized.

Note 7. Income Taxes

The effective income tax rate on earnings from continuing operations before minority interest and income taxes was 27.8% for the three months ended March 31, 2008 compared to 8.0% for the three months ended March 31, 2007. The higher tax rate in the three months ended March 31, 2008 compared to the same period in 2007 was primarily related to a tax benefit of $105 million in the first quarter of 2007 due to the favorable resolution of certain tax matters with the Internal Revenue Service related to the deductibility of litigation settlement expenses and U.S. foreign tax credits claimed, the benefit of the research and development credit in 2007 which expired on December 31, 2007, as well as earnings mix in high tax jurisdictions in 2008.

U.S. income taxes have not been provided on the earnings of certain low tax non-U.S. subsidiaries that are not projected to be distributed this year since the Company has invested or expects to invest such earnings permanently offshore. If, in the future, these earnings are repatriated to the U.S., or if the Company determines such earnings will be remitted in the foreseeable future, additional tax provisions would be required.

The Company has recorded significant deferred tax assets related to U.S. foreign tax credit, research tax credit and charitable contribution carryforwards. The charitable contribution carryforwards expire in varying amounts beginning in 2009 while the foreign tax credit and research credit carryforwards expire in varying amounts beginning in 2012. Realization of foreign tax credit, research tax credit and charitable contribution carryforwards is dependent on generating sufficient domestic-sourced taxable income prior to their expiration. Although realization is not assured, management believes it is more likely than not that these deferred tax assets will be realized.

Under FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FAS 109, the Company classifies interest expense and penalties related to unrecognized tax benefits as income tax expense. The Company is currently under examination by a number of tax authorities, including all of the major jurisdictions listed in the table below, which have proposed adjustments to tax for issues such as transfer pricing, certain tax credits and the deductibility of certain expenses. The Company anticipates that it is reasonably possible that the total amount of unrecognized tax benefits at March 31, 2008 will decrease in the range of approximately $420 million to $460 million in the next twelve months as a result of the settlement of certain tax audits and other events. This range increased by $245 million from December 31, 2007 due to a change in filing position for a foreign subsidiary that is not expected to impact the effective tax rate. The remainder of the change in unrecognized tax benefits, primarily settlement related, will involve the payment of additional taxes, the adjustment of certain deferred taxes, and/or the recognition of tax benefits. The Company also anticipates that it is reasonably possible that new issues will be raised by tax authorities which may require increases to the balance of unrecognized tax benefits. However, an estimate of such increases cannot reasonably be made.

Note 7. Income Taxes (Continued)

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

U.S.	2002 to 2007
Canada	2001 to 2007
France	2004 to 2007
Germany	1999 to 2007
Italy	2002 to 2007
Mexico	2003 to 2007

Note 8. Fair Value Measurement

As stated in “—Note 1. Basis of Presentation & New Accounting Standards”, on January 1, 2008, the Company adopted the methods of fair value as described in SFAS No. 157 to value its financial assets and liabilities. As defined in SFAS No. 157, fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, SFAS No. 157 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

Level 2: Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.

Level 3: Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as considers counterparty credit risk in its assessment of fair value.

Financial assets and liabilities carried at fair value as of March 31, 2008 are classified in the table below in one of the three categories described above:

	Level 1	Level 2	Level 3	Total
Dollars in Millions
U.S. Treasury T-Bills	$333	$—	$—	$333
Equity Securities	31	—	—	31
U.S. Treasury-Backed Securities	—	1,415	—	1,415
Interest Rate Swap Derivative Assets	—	208	—	208
Foreign Exchange Derivative Assets	—	8	—	8
Natural Gas Forward Contracts	—	3	—	3
Auction Rate Securities	—	—	351	351
Floating Rate Securities	—	—	204	204

Total assets at fair value (1)	$364	$1,634	$555	$2,553

	Level 1	Level 2	Level 3	Total
Dollars in Millions
Foreign Exchange Derivative Liabilities	$—	$117	$—	$117
Interest Rate Swap Derivative Liabilities	—	62	—	62
Forward Starting Interest Rate Swaps	—	38	—	38

Total liabilities at fair value (1)	$—	$217	$—	$217

(1)

The Company chose not to elect the fair value option as prescribed by SFAS No. 159 for its financial assets and liabilities that had not been previously carried at fair value. Therefore, material financial assets and liabilities not carried at fair value, such as the Company’s investment in ImClone, short- and long-term debt obligations and trade accounts receivable and payable are still reported at their carrying values.

Note 8. Fair Value Measurement (Continued)

Due to the lack of observable market quotes on the Company’s auction rate securities (ARS) portfolio the Company utilizes valuation models that rely exclusively on Level 3 inputs including those that are based on expected cash flow streams and collateral values, including assessments of counterparty credit quality, default risk underlying the security, discount rates and overall capital market liquidity. The valuation of the Company’s ARS investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact the Company’s valuation include changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity.

The Company’s floating rate securities (FRS) are primarily ‘AAA/Aaa’ rated. FRS are long-term debt securities with coupons that are reset periodically against a benchmark interest rate. The underlying assets of the FRS consist primarily of consumer loans, auto loans, collateralized loan obligations, monoline securities, asset-backed securities, and corporate bonds and loans. In the latter part of 2007, the general FRS market became less liquid or active due to the continuing credit and liquidity concerns. As a result, there is no availability of observable market quotes in the active market (level 1 inputs) or market quotes on similar or identical assets or liabilities, or inputs that are derived principally from or corroborated by observable market data by correlation or other means (level 2 inputs). The Company marks-to-market its FRS based on the average of the indicative price quotes from multiple brokers. Those indicative price quotes represent the individual broker’s own assessments based on similar assets as well as using valuation techniques and analyzing the underlying assets of FRS. Due to the current lack of an active market for the Company’s FRS and the general lack of transparency on their underlying assets, the Company also relies on other qualitative analysis including discussions with brokers and fund managers, default risk underlying the security and overall capital market liquidity (level 3 inputs) to value its FRS portfolio.

For financial assets and liabilities that utilize Level 1 and Level 2 inputs the Company utilizes both direct and indirect observable price quotes, including LIBOR and EURIBOR yield curves, foreign exchange forward prices, bank price quotes for forward starting swaps, NYMEX futures pricing and common stock price quotes. Below is a summary of valuation techniques for Level 1 and Level 2 financial assets and liabilities:

•	U.S. Treasury T-Bills and Treasury-Backed Securities – valued at the quoted market price from broker or dealer quotations or transparent pricing sources at the reporting date.

•	Equity securities – valued using quoted stock prices from New York Stock Exchange or National Association of Securities Dealers Automated Quotation System at the reporting date.

•

Interest rate swap derivative assets and liabilities – valued using LIBOR and EURIBOR yield curves at the reporting date. Counterparties to these contracts are highly rated financial institutions none of which experienced any significant downgrades in the three months ended March 31, 2008 that would reduce the receivable amount owed, if any, to the Company.

•

Foreign exchange derivative assets and liabilities – valued using quoted forward foreign exchange prices at the reporting date. Counterparties to these contracts are highly rated financial institutions none of which experienced any significant downgrades in the three months ended March 31, 2008 that would reduce the receivable amount owed, if any, to the Company.

•

Natural gas forward contracts – valued using NYMEX futures prices for natural gas at the reporting date. Counterparties to these contracts are highly rated financial institutions none of which experienced any significant downgrades in the three months ended March 31, 2008 that would reduce the receivable amount owed, if any, to the Company.

•

Forward starting interest rate swaps – valued using third party bank valuation rate at the reporting date. Counterparties to these contracts are highly rated financial institutions none of which experienced any significant downgrades in the three months ended March 31, 2008 that would reduce the receivable amount owed, if any, to the Company.

Although the Company has not elected the fair value option for financial assets and liabilities existing at January 1, 2008 or transacted in the three months ended March 31, 2008, any future transacted financial asset or liability will be evaluated for the fair value election as prescribed by SFAS No. 159 and fair valued under the provisions of SFAS No. 157.

Note 9. Marketable Securities

The following tables summarize the Company’s current and non-current marketable securities, which consist of U.S. dollar-denominated FRS and ARS, both of which are accounted for as available for sale debt securities.

March 31, 2008	Cost	Fair Value	Carrying Value	Unrealized Loss in Accumulated OCI
Dollars in Millions
Current
Floating rate securities	$120	$100	$100	$(20)
Other	94	94	94	—

Total current	$214	$194	$194	$(20)

Non-current
Available for sale
Auction rate securities (a)	$807	$351	$351	$(156)
Floating rate securities	141	104	104	(37)

Total non-current	$948	$455	$455	$(193)

(a)	The Company recorded a pre-tax other-than-temporary impairment charge of $25 million in earnings at March 31, 2008 related to these securities.

December 31, 2007	Cost	Fair Value	Carrying Value	Unrealized Loss in Accumulated OCI
Dollars in Millions
Current
Floating rate securities	$362	$337	$337	$(25)
Other	87	87	87	—

Total current	$449	$424	$424	$(25)

Non-current
Available for sale
Auction rate securities (b)	$811	$419	$419	$(117)

Total non-current	$811	$419	$419	$(117)

(b)	The Company recorded a pre-tax other-than-temporary impairment charge of $275 million in earnings at December 31, 2007 related to these securities.

The following table summarizes the activity for those financial assets where fair value measurements are estimated utilizing Level 3 inputs (ARS and FRS).

		Non-current
	Current FRS	FRS	ARS	Total
Dollars in Millions
Carrying Value as of January 1, 2008	$337	$—	$419	$756
Settlements	(101)	—	(4)	(105)
Transfers between current and non-current	(104)	104	—	—
Total losses
Included in earnings	—	—	(25)	(25)
Included in other comprehensive income	(32)	—	(39)	(71)

Carrying Value as of March 31, 2008	$100	$104	$351	$555

On December 31, 2007, the Company’s carrying value in FRS amounted to $337 million. In the first quarter of 2008, the Company received $101 million of principal at par primarily on an FRS that matured in March 2008. On March 31, 2008, the Company further reduced the carrying value of the remaining FRS by $32 million to $204 million. The Company assessed this decline in fair market value to be temporary, and recorded the decline as an unrealized loss in accumulated other comprehensive income (OCI). In addition, the Company reclassified $104 million of the remaining FRS with maturity dates beyond 2009 from current assets to non-current assets, as the Company expects these FRS to recover their full or substantial values beyond the next 12 months due to the continued uncertainty in the capital markets and worsening of liquidity concerns.

On December 31, 2007, the Company’s carrying value in ARS amounted to $419 million. In the first quarter of 2008, the Company received $4 million at par value partial calls on its ARS. On March 31, 2008, the Company further reduced the carrying value of the remaining ARS by $64 million to $351 million. The Company recorded an impairment charge of $25 million on ARS that were previously assessed as other-than-temporarily impaired, reflecting the portion of ARS holdings that the Company has concluded have an additional other-than-temporary decline in value. The remaining $39 million reduction in carrying value is assessed by the Company as temporary and has been recorded as an unrealized loss in accumulated OCI.

Note 10. Receivables

The major categories of receivables were as follows:

Dollars in Millions	March 31, 2008	December 31, 2007
Trade receivables	$2,853	$2,805
Miscellaneous receivables	1,857	1,615

	4,710	4,420
Less allowances	169	180

Receivables, net	$4,541	$4,240

Miscellaneous receivables as of March 31, 2008 and December 31, 2007 include $1,032 million and $824 million, respectively, of receivables from alliance partners. Miscellaneous receivables as of March 31, 2008 and December 31, 2007 also included $486 million and $472 million, respectively, of income tax refund claims. For additional information on the Company’s alliance partners, see “—Note 2. Alliances and Investments.”

Note 11. Inventories

The major categories of inventories were as follows:

Dollars in Millions	March 31, 2008	December 31, 2007
Finished goods	$930	$904
Work in process	890	834
Raw and packaging materials	516	424

Inventories, net	$2,336	$2,162

Note 12. Property, Plant and Equipment

The major categories of property, plant and equipment were as follows:

Dollars in Millions	March 31, 2008	December 31, 2007
Land	$186	$185
Buildings	4,650	4,696
Machinery, equipment and fixtures	4,460	4,418
Construction in progress	780	915

	10,076	10,214
Less accumulated depreciation	4,509	4,564

Property, plant and equipment, net	$5,567	$5,650

Note 13. Other Intangible Assets

As of March 31, 2008 and December 31, 2007, other intangible assets consisted of the following:

Dollars in Millions	March 31, 2008	December 31, 2007
Patents/Trademarks	$181	$179
Less accumulated amortization	104	99

Patents/Trademarks, net	77	80

Licenses	666	663
Less accumulated amortization	230	215

Licenses, net	436	448

Technology	1,214	1,214
Less accumulated amortization	688	660

Technology, net	526	554

Capitalized Software	937	917
Less accumulated amortization	690	669

Capitalized Software, net	247	248

Other intangible assets, net	$1,286	$1,330

Amortization expense for other intangible assets for the three months ended March 31, 2008 and 2007 was $65 million and $88 million, respectively. Included in the amortization expense for the three months ended March 31, 2007 was $17 million of amortization expense related to Medical Imaging discontinued operations.

Expected amortization expense related to the March 31, 2008 net carrying amount of other intangible assets follows:

Years Ending December 31:	Dollars in Millions
2008 (nine months)	$182
2009	228
2010	216
2011	200
2012	159
Later Years	301

Note 14. Accumulated Other Comprehensive Income/(Loss)

The accumulated balances related to each component of other comprehensive income/(loss), net of taxes, were as follows:

Dollars in Millions	Foreign Currency Translation	Deferred (Income)/Loss on Effective Hedges	Deferred Charges on Pension and Other Postretirement Benefits	Available for Sale Securities	Accumulated Other Comprehensive Income/(Loss)
Balance at January 1, 2007	$(424)	$(23)	$(1,211)	$13	$(1,645)
Other comprehensive income/(loss)	19	—	35	(3)	51

Balance at March 31, 2007	$(405)	$(23)	$(1,176)	$10	$(1,594)

Balance at January 1, 2008	$(325)	$(37)	$(973)	$(126)	$(1,461)
Other comprehensive income/(loss)	37	(63)	23	(77)	(80)

Balance at March 31, 2008	$(288)	$(100)	$(950)	$(203)	$(1,541)

Note 15. Business Segments

The Company has three reportable segments—Pharmaceuticals, Nutritionals and ConvaTec. The Pharmaceuticals segment is comprised of the global pharmaceutical and international consumer medicines business. The Nutritionals segment consists of Mead Johnson, primarily an infant formula business and children’s nutritionals business. The ConvaTec segment consists of the ostomy, wound and skin care business.

The following table summarizes the Company’s net sales and earnings before minority interest and income taxes by business segment.

	Three Months Ended March 31,
	Net Sales		Earnings Before Minority Interest and Income Taxes
Dollars in Millions	2008	2007	2008	2007
Pharmaceuticals	$4,188	$3,457	$1,229	$825
Nutritionals	703	606	231	173
ConvaTec	290	254	83	79

Total Segments	5,181	4,317	1,543	1,077
Corporate/Other	—	—	(253)	(225)

Total	$5,181	$4,317	$1,290	$852

Corporate/Other consists principally of interest income, interest expense, certain administrative expenses and allocations to the business segments of certain corporate programs, impairment of ARS, deferred income recognized from collaboration agreements, restructuring charges and other litigation matters.

Net sales of the Company’s key products were as follows:

	Sales by Products
Dollars in Millions	2008	2007
Pharmaceuticals
Cardiovascular
PLAVIX*	$1,308	$938
AVAPRO*/AVALIDE*	305	270
PRAVACHOL	73	135
Virology
REYATAZ	297	263
SUSTIVA Franchise (total revenue)	273	226
BARACLUDE	108	45
Oncology
ERBITUX*	187	160
TAXOL	94	111
SPRYCEL	66	21
IXEMPRA	25	—
Affective (Psychiatric) Disorders
ABILIFY* (total revenue)	454	366
Immunoscience
ORENCIA	87	41
Other Pharmaceuticals	911	881

Total Pharmaceuticals	4,188	3,457

Nutritionals
ENFAMIL	290	254
Other Nutritionals	413	352

Total Nutritionals	703	606

ConvaTec
Ostomy	143	130
Wound Therapeutics	122	107
Other ConvaTec	25	17

Total ConvaTec	290	254

Total	$5,181	$4,317

Note 16. Pension and Other Postretirement Benefit Plans

The net periodic benefit cost of the Company’s defined benefit pension and postretirement benefit plans included the following components:

	Three Months Ended March 31,
	Pension Benefits		Other Benefits
Dollars in Millions	2008	2007	2008	2007
Service cost — benefits earned during the year	$65	$63	$2	$2
Interest cost on projected benefit obligation	97	86	10	10
Expected return on plan assets	(119)	(109)	(7)	(7)
Amortization of prior service cost	3	3	(1)	(1)
Amortization of loss	25	34	2	2

Net periodic benefit cost	71	77	6	6
Curtailments and settlements	—	—	—	(1)

Total net periodic benefit cost	$71	$77	$6	$5

Net actuarial loss and prior service cost amortized from accumulated OCI into net periodic benefit costs for the three months ended March 31, 2008 and 2007 were $28 million and $37 million for pension benefits, respectively, and $1 million and $1 million for other benefits, respectively.

Contributions

For the three months ended March 31, 2008, there were no cash contributions to the U.S. pension plans, and contributions to the international plans were $24 million. Although no minimum contributions will be required, the Company expects to make further cash contributions to the U.S. pension plans in 2008. The Company expects contributions to the international pension plans for the year ended December 31, 2008 will be in the range of $70 million to $90 million. There was no cash funding for other benefits.

Those cash benefit payments from the Company, which are classified as contributions under SFAS No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits – an amendment of FASB Statements No. 87, 88 and 106, for the three months ended March 31, 2008, totaled $10 million for pension benefits and $13 million for other postretirement benefits.

Note 17. Employee Stock Benefit Plans

The following table summarizes stock-based compensation expense, net of tax, related to employee stock options, restricted stock, and long-term performance awards for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
Dollars in Millions	2008	2007
Cost of products sold	$5	$3
Marketing, selling and administrative	29	19
Research and development	14	9

Total stock-based compensation expense	48	31
Deferred tax benefit	(16)	(11)

Stock-based compensation, net of tax	$32	$20

Stock Options

Information related to stock option grants and exercises under the Company’s Stock Award and Incentive Plans are summarized as follows:

	Three Months Ended March 31,
Amounts in Millions, Except Per Share Data	2008	2007
Stock options granted	17.7	13.6
Weighted-average grant-date fair value (per share)	$4.97	$6.00
Total intrinsic value of stock options exercised	$—	$4
Cash proceeds from exercise of stock options	$2	$23

As of March 31, 2008, there was $160 million of total unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 2.8 years.

Note 17. Employee Stock Benefit Plans (Continued)

At March 31, 2008, there were 145.0 million and 105.6 million of stock options outstanding and exercisable, respectively, with a weighted-average exercise price of $35.34 and $39.25, respectively. The aggregate intrinsic value for these outstanding and exercisable stock options was $9 million and $1 million, respectively, and represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $21.30 on March 31, 2008, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of March 31, 2008 was 0.5 million.

The fair value of employee stock options granted in 2008 and 2007 was estimated on the date of the grant using the Black-Scholes option pricing model for stock options with a service condition, and the Monte Carlo simulation model for options with service and market conditions. The following table presents the weighted-average assumptions used in the valuation:

	Three Months Ended March 31,
	2008	2007
Expected volatility	31.0%	29.0%
Risk-free interest rate	3.3%	4.7%
Dividend yield	4.3%	4.5%
Expected life	6.7 years	6.3 years

Restricted Stock

The Company’s Stock Award and Incentive Plans provide for the granting of common stock to key employees, subject to restrictions as to continuous employment. Restrictions generally expire over a four-year period from the date of grant. Compensation expense is recognized over the restricted period. During the first quarter of 2007, the Company began granting restricted stock units instead of restricted stock. At March 31, 2008, there were 11.5 million shares of restricted stock and restricted stock units outstanding under the plan. For the three months ended March 31, 2008 and 2007, 5.3 million and 3.4 million shares, respectively, of restricted stock units were granted with a weighted-average fair value of $22.27 and $27.03 per share, respectively.

As of March 31, 2008, there was $233 million of total unrecognized compensation cost related to nonvested restricted stock and restricted stock units, which is expected to be recognized over a weighted-average period of 3.1 years. The total fair value of shares and share units that vested during the three months ended March 31, 2008 and 2007 was $43 million and $22 million, respectively.

Long-Term Performance Awards

The 2008 through 2010 three-year cycle award has annual goals, set at the beginning of each performance period, based 50% on earnings per share and 50% on sales. Maximum performance will result in a maximum payout of 165%. If threshold targets are not met for the performance period, no payment will be made under the performance award plan.

For the 2008 through 2010 performance period, a second Performance Award was granted on a one-time basis. This Special Performance Share Award has annual goals, set at the beginning of each performance period, based 50% on pre-tax operating margin and 50% on operating cash flow. Maximum performance will result in a maximum payout of 165%. If threshold targets are not met for the performance period, no payment will be made under the performance award plan.

The 2008 through 2010 awards do not contain a market condition, and the fair value of these awards was based on the closing trading price of the Company’s common stock on the grant date.

At March 31, 2008, there were 2.0 million performance shares outstanding under the Company’s Stock Award and Incentive Plans with $32 million of total unrecognized compensation cost, which is expected to be recognized over a weighted-average period of 2.2 years. There were 1.2 million and 0.2 million performance shares granted during the three months ended March 31, 2008 and 2007, respectively, with a weighted average fair value of $21.49 and $27.01 per common share, respectively.

Note 18. Financial Instruments

During the three months ended March 31, 2008, the Company entered into an aggregate $600 million notional amount 30-year forward starting interest rate swap terminating in June 2008 with several financial institutions in order to hedge the variability in forecasted interest expense resulting from the probable issuance of debt in 2008, the proceeds of which will be used, in part, to refinance debt that is expected to mature in 2008. The Company accounts for the forward starting swap as a cash flow hedge that is highly effective. As of March 31, 2008, the Company had a swap liability of $38 million associated with the forward swap included in accrued liabilities.

Note 19. Legal Proceedings and Contingencies

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

The most significant of these matters are described in “Item 8. Financial Statements and Supplemental Data—Note 22. Legal Proceedings and Contingencies” in the Company’s 2007 Form 10-K. The following discussion is limited to certain recent developments related to these previously described matters, and certain new matters that have not previously been described in a prior report. Accordingly, the disclosure below should be read in conjunction with the Company’s 2007 Form 10-K. Unless noted to the contrary, all matters described in the 2007 Form 10-K remain outstanding and the status is consistent with what has previously been reported.

There can be no assurance that there will not be an increase in the scope of pending matters or that any future lawsuits, claims, proceedings or investigations will not be material.

INTELLECTUAL PROPERTY

PLAVIX* Litigation

PLAVIX* is currently the Company’s largest product ranked by net sales. Net sales of PLAVIX* were approximately $4.8 billion for the year ended December 31, 2007 and $1.3 billion for the three months ended March 31, 2008. U.S. net sales of PLAVIX* for the same periods were $4.1 billion and $1.1 billion, respectively. The PLAVIX* patents are subject to a number of challenges in the U.S., including the litigation with Apotex Inc. and Apotex Corp. (Apotex) described below, and in other less significant markets for the product. It is not possible reasonably to estimate the impact of these lawsuits on the Company. However, loss of market exclusivity of PLAVIX* and sustained generic competition would be material to the Company’s sales of PLAVIX*, results of operations and cash flows, and could be material to the Company’s financial condition and liquidity. The Company and its product partner, Sanofi, (the Companies) intend to vigorously pursue enforcement of their patent rights in PLAVIX*.

PLAVIX* Litigation – U.S.

Patent Infringement Litigation against Apotex and Related Matters

As previously disclosed, the Company’s U.S. territory partnership under its alliance with Sanofi is a plaintiff in a pending patent infringement lawsuit instituted in the U.S. District Court for the Southern District of New York (District court) entitled Sanofi-Synthelabo, Sanofi-Synthelabo, Inc. and Bristol-Myers Squibb Sanofi Pharmaceuticals Holding Partnership v. Apotex. The suit is based on U.S. Patent No. 4,847,265 (the ‘265 Patent), a composition of matter patent, which discloses and claims, among other things, the hydrogen sulfate salt of clopidogrel, a medicine made available in the U.S. by the Companies as PLAVIX*. Also, as previously reported, the District court has upheld the validity and enforceability of the ‘265 Patent, maintaining the main patent protection for PLAVIX* in the U.S. until November 2011. The District court also ruled that Apotex’s generic clopidogrel bisulfate product infringed the ‘265 Patent and permanently enjoined Apotex from engaging in any activity that infringes the ‘265 Patent, including marketing its generic product in the U.S. until after the patent expires. Apotex’s appeal of the District court’s decision is pending before the U.S. Court of Appeals for the Federal Circuit. A hearing on the appeal was held on March 3, 2008. The District court has stayed certain antitrust counterclaims brought by Apotex pending the outcome of the appeal.

Note 19. Legal Proceedings and Contingencies (Continued)

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

PLAVIX* Litigation – International

PLAVIX – Canada (Apotex, Inc.)

As previously disclosed, Sanofi-Synthelabo and Sanofi-Synthelabo Canada Inc. instituted a prohibition action in the Federal Court of Canada against Apotex and the Minister of Health in response to a Notice of Allegation (NOA) from Apotex directed against Canadian Patent No. 1,336,777 (the ‘777 Patent) covering clopidogrel bisulfate. Apotex’s NOA indicated that it had filed an Abbreviated New Drug Submission (ANDS) for clopidogrel bisulfate tablets and that it sought approval (a Notice of Compliance) of that ANDS before the expiration of the ‘777 Patent, which is scheduled for August 12, 2012. Apotex’s NOA further alleged that the ‘777 Patent was invalid or not infringed. In March 2005, the Canadian Federal Court of Ottawa rejected Apotex’s challenge to the Canadian PLAVIX* patent and held that the asserted claims are novel, not obvious and infringed, and granted Sanofi’s application for an order of prohibition against the Minister of Health and Apotex. That order of prohibition precludes approval of Apotex’s ANDS until the patent expires in 2012, unless the Federal Court’s decision is reversed on appeal. Apotex filed an appeal and in December 2006, the Federal Court of Appeal dismissed Apotex’s appeal and upheld the Federal Court’s issuance of the order of prohibition. In February 2007, Apotex filed leave to appeal this decision to the Supreme Court of Canada, which was granted in July 2007. BIOTECanada, the Canadian Generic Pharmaceutical Association and Canada’s Research-Based Pharmaceutical Companies were granted leave to intervene. The oral hearing occurred on April 16, 2008.

Also, as previously disclosed, in April 2007, Apotex filed a lawsuit in Canada in the Ontario Superior Court of Justice entitled Apotex Inc., et al. v. Sanofi-Aventis, et al., seeking a payment of $60 million, plus interest related to the break-up of the proposed settlement agreement. In January 2008, the Court granted defendants’ motions to dismiss on the grounds of forum non conveniens and subject matter jurisdiction. Apotex has appealed the decision to the Court of Appeal for Ontario. A hearing on the appeal is expected in mid or late 2008, with a decision likely to issue soon thereafter.

PLAVIX* – Korea

As previously disclosed, in June 2006, the Korean Intellectual Property Tribunal (KIPT) invalidated all claims of Sanofi’s Korean Patent No. 103,094, including claims directed to clopidogrel and pharmaceutically acceptable salts and to clopidogrel bisulfate, and Sanofi appealed. In January 2008, the Patent Court affirmed the KIPT decision. The Company and Sanofi have filed an appeal to the Supreme Court of Korea. Sanofi has also commenced infringement actions against generic pharmaceutical companies, which have launched generic clopidogrel bisulfate, or received approval for alternate salt forms of clopidogrel, in Korea. It is not possible at this time reasonably to assess the outcome of these lawsuits or the impact on the Company.

PLAVIX* – Australia

As previously disclosed, Sanofi was notified that, in August 2007, GenRx Proprietary Limited (GenRx) obtained regulatory approval of an application for clopidogrel bisulfate 75mg tablets in Australia. GenRx, formerly a subsidiary of Apotex, has since changed its name to Apotex. In August 2007, Apotex filed an application in the Federal Court of Australia seeking revocation of Sanofi’s Australian Patent No. 597784 (Case No. NSD 1639 of 2007). Sanofi filed counterclaims of infringement and sought an injunction. On September 21, 2007, the Australian court granted Sanofi’s injunction. A subsidiary of the Company was subsequently added as a party to the proceedings. In February 2008, a second company, Spirit Pharmaceuticals Pty. Ltd., also filed a revocation suit against the same patent. This case was consolidated with the Apotex case and a trial is scheduled to commence on April 28, 2008.

OTHER INTELLECTUAL PROPERTY LITIGATION

ORENCIA

As previously disclosed, in January 2006, Repligen and the Regents of the University of Michigan filed a complaint against the Company in the U.S. District Court for the Eastern District of Texas, Marshall Division, alleging that the Company’s sales of ORENCIA infringe U.S. Patent No. 6,685,941 (the ‘941 Patent). A court-ordered mediation commenced on March 4, 2008 and in April 2008, the parties entered into a settlement agreement. Pursuant to a settlement agreement, the Company made an initial payment of $5 million to the plaintiffs and will pay royalties on the U.S. net sales of ORENCIA at a rate of 1.8% for the first $500 million of

Note 19. Legal Proceedings and Contingencies (Continued)

annual sales, 2.0% for the next $500 million of annual sales and 4.0% of U.S. annual sales in excess of $1 billion for each year from January 1, 2008 until December 31, 2013. The settlement also provides for the grant by Repligen and the University of Michigan to the Company of an exclusive worldwide license to the ‘941 Patent and certain other patents. The parties submitted a joint stipulation of dismissal that ended the lawsuit on April 22, 2008.

PRAVACHOL

As previously reported, in December 2006, LEK D.D. (LEK), a Slovenian generic company that is wholly-owned by Novartis AG, filed suit against the Company and Watson Pharmaceuticals, Inc. (Watson) in the U.S. District Court for the Eastern District of Texas in Marshall, Texas alleging that the Company’s sale of PRAVACHOL and Watson’s sale of an authorized generic of PRAVACHOL infringe two patents of LEK. On April 16, 2008, the parties entered into a settlement agreement, pursuant to which the Company agreed to pay to LEK an amount that is not material to the Company. The parties submitted a joint stipulation of dismissal that ended the lawsuit on April 22, 2008.

PRICING, SALES AND PROMOTIONAL PRACTICES LITIGATION AND INVESTIGATIONS

As previously disclosed, the Company, together with a number of other pharmaceutical manufacturers, is a defendant in a number of private class actions as well as suits brought by the attorneys general of numerous states, many New York counties and the city of New York. In these actions, plaintiffs allege that defendants caused the Average Wholesale Prices (AWPs) of their products to be inflated, thereby injuring government programs, entities and persons who reimbursed prescription drugs based on AWPs. Nine state attorneys’ general suits are pending in federal and state courts around the country and a case in Alabama state court is scheduled to be the first to proceed to trial. The trial in Alabama state court is now scheduled to commence in August 2008.

ENVIRONMENTAL PROCEEDINGS

Puerto Rico Air Emissions Civil Litigation

As previously disclosed, the Company is one of several defendants in a class action suit filed in Superior Court in Puerto Rico relating to air emissions from a government-owned and operated wastewater treatment facility. On August 15, 2007, the parties executed a global settlement agreement, resolving all claims in the litigation. Under the terms of the settlement, certain measures, including capital improvements, will be implemented at a wastewater treatment facility to minimize the potential for future odor emissions. The Company’s share of the payment to plaintiffs is approximately $700 thousand. On November 6, 2007, the court entered Final Judgment approving the settlement, and the Company completed payment of its share of the cost of capital improvements on or about March 3, 2008. This concludes the Company’s involvement in the litigation.

OTHER PROCEEDINGS

ConvaTec – Italy Investigation

As previously reported, the Italian competition authorities investigated a complaint lodged by a hospital in the Ferrara region of Italy relating to an allegation that four medical device companies, including ConvaTec, boycotted tenders in 2003 and 2004, (the Ferrara tenders). In May 2007, ConvaTec received a statement of objections from the Italian competition authorities, whereby the authorities alleged that four medical device companies, including ConvaTec, acted in a concerted manner with regard not only to the Ferrara tenders, but tenders or pricing discussions in three other regions and acted in such a way to prevent competition throughout Italy. In August 2007, the competition authorities issued their decision, and found that the four medical device companies had infringed Italian anti-trust law by not participating in the Ferrara tenders, and imposed a fine of €2,345,200 against ConvaTec. (As ConvaTec is a division of BMS Italy, the fine was imposed against BMS Italy). The fine is based on ConvaTec’s market share and turnover in 2004. The other companies also were fined, but the amounts were smaller. ConvaTec has appealed the decision to the Administrative Court. A hearing on the appeal was held on April 16, 2008.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

Bristol-Myers Squibb Company (BMS, the Company, or Bristol-Myers Squibb) is a global biopharmaceutical and related health care products company whose mission is to extend and enhance human life by providing the highest quality pharmaceutical and related health care products. The Company is engaged in the discovery, development, licensing, manufacturing, marketing, distribution and sale of pharmaceuticals and related health care products.

Financial Highlights

For the first quarter of 2008, the Company reported global net sales of $5.2 billion, an increase of 20% compared to the same period in 2007, driven by increased pharmaceutical net sales which totaled $4.2 billion in the first quarter of 2008. The net sales growth included a 9% increase from product performance and a 5% favorable foreign exchange impact. Sales growth was also estimated to be 6% favorably impacted by the residual sales of generic clopidogrel bisulfate in the first quarter of 2007, after which time the generic inventory in the distribution channels was substantially depleted. In particular, PLAVIX* (clopidogrel bisulfate), ABILIFY* (aripiprazole) and BARACLUDE (entecavir) had significant growth in the first quarter which helped lead to the Company’s overall double-digit net sales growth. Additionally, Mead Johnson Nutritionals and ConvaTec posted double-digit net sales growth in the first quarter.

Basic and diluted net earnings per common share from continuing operations were $0.35 in the first quarter of 2008 compared with $0.33 in the same period in 2007. The 2008 results include charges of $113 million, associated with the implementation of the previously announced Productivity Transformation Initiative (PTI), while the 2007 results included a lower tax rate of 8.0% reflecting a tax benefit due to a favorable resolution of certain tax matters. During the quarter, the Company generated $0.8 billion of cash from operating activities and increased the dividend payment per common share to $0.31.

Strategy

The Company continues to execute its multi-year strategy and is on track to transform the Company into a next-generation biopharmaceutical company. The strategy encompasses all aspects and all geographies of the business and will increase the Company’s financial flexibility to take advantage of attractive market opportunities that may arise. The Company will seek to reallocate resources to enable additional strategic acquisitions, as well as pursue partnerships and other collaborative arrangements. These alliances should add to the Company’s innovative capabilities, portfolio and pipeline to amplify the Company’s ongoing focus on growth areas, such as specialty medicines and biologics.

Consistent with the Company’s objective to maximize the value of its non-pharmaceutical businesses, in January 2008, the Company completed the sale of its Medical Imaging business to Avista Capital Partners, L.P. (Avista) for a gross purchase price of $525 million. In addition, the Company has made significant progress on a strategic direction for ConvaTec.

The Company currently plans to file a registration statement by the end of 2008 to sell approximately 10% and no more than 20% of Mead Johnson Nutritionals to the public through an initial public offering and to retain at least an 80% equity interest in the new company as part of the Company’s overall business portfolio for the foreseeable future. After extensively considering strategic options, management believes this plan will allow Mead Johnson Nutritionals to implement its growth plan, increase shareholder value, and maintain its important financial contribution to the Company. The execution of the plan is dependent upon and subject to a number of factors and uncertainties including business and market conditions.

Central to the Company’s strategy is the PTI, which is on track to achieve $1.5 billion in annual cost savings and cost avoidance by 2010. Costs associated with the implementation of the PTI are estimated to be between $0.9 billion to $1.1 billion on a pre-tax basis. The Company incurred approximately $0.4 billion of costs in connection with the implementation of the PTI, including approximately $0.1 billion in the first quarter of 2008.

As the Company develops into a next-generation biopharmaceutical company, it will continue to invest in key growth products, including specialty and biologic medicines, and cardiovascular and metabolic drugs. The Company continues to execute its ongoing strategy for long-term growth by reducing its investment in declining, though profitable, mature brands and focusing on key and new growth products, which include PLAVIX*, ABILIFY*, AVAPRO*/AVALIDE* (irbesartan/irbesartan-hydrochlorothiazide), REYATAZ (atazanavir sulfate), the SUSTIVA Franchise (efavirenz), ERBITUX* (cetuximab), ORENCIA (abatacept), BARACLUDE, SPRYCEL (dasatinib) and IXEMPRA (ixabepilone).

New Product and Pipeline Developments

The Company continues to advance a robust pipeline and expects to submit a United States (U.S.) regulatory filing for the diabetes medicine, saxagliptin, in mid-2008. New scientific data on marketed products and compounds in development are scheduled to be presented at upcoming meetings of the American Diabetes Association and the American Society of Clinical Oncology.

In February, a supplemental New Drug Application for ABILIFY* was approved by the U.S. Food and Drug Administration (FDA) for the acute treatment of manic and mixed episodes associated with Bipolar I Disorder, with or without psychotic features in pediatric patients (10 to 17 years old). In March, the European Commission authorized marketing of ABILIFY* in the treatment of moderate to severe manic episodes in Bipolar I Disorder and for the prevention of a new manic episode in patients who experienced predominantly manic episodes and whose manic episodes responded to ABILIFY* treatment.

At the Asian Pacific Association for the Study of the Liver meeting in March, new data demonstrated a continued low incidence of resistance to BARACLUDE in nucleoside-naive patients through five years of treatment, which is important for many chronic hepatitis B patients requiring long-term treatment. BARACLUDE is indicated for the treatment of chronic hepatitis B.

In April, ORENCIA was approved by the FDA for treatment of juvenile rheumatoid arthritis. Additionally, the U.S. label for ORENCIA was revised with an indication that means ORENCIA is an appropriate option for patients with moderate-to-severe rheumatoid arthritis, regardless of prior treatment received.

The European Committee for Medicinal Products for Human Use in March issued a positive opinion recommending approval of the 300 milligram loading dose tablet of PLAVIX*. This positive opinion was ratified by the European Commission in April.

The first data comparing boosted REYATAZ (REYATAZ plus ritonavir) and lopinavir/ritonavir was presented at the Congress on Retroviruses and Opportunistic Infections in February. The CASTLE study showed similar efficacy between once-daily REYATAZ (atazanavir sulfate/ritonavir) and twice-daily lopinavir/ritonavir at 48 weeks in previously untreated human immunodeficiency virus (HIV)-infected adult patients. Data also showed differences in gastrointestinal and lipid effects between REYATAZ/ritonavir and lopinavir/ritonavir among the study population.

Three Months Results of Operations

	Three Months Ended March 31,
				% of Net Sales
Dollars in Millions	2008	2007	% Change	2008	2007
Net Sales	$5,181	$4,317	20%
Earnings from Continuing Operations Before Minority Interest and Income Taxes	$1,290	$852	51%	24.9%	19.7%
Provision for Income Taxes	$359	$68	* *
Effective tax rate	27.8%	8.0%
Net Earnings from Continuing Operations	$701	$643	9%	13.5%	14.9%

**	In excess of 200%.

First quarter 2008 net sales from continuing operations increased 20% to $5,181 million, including a 5% favorable foreign exchange impact, compared to the same period in 2007, driven by increased Pharmaceuticals net sales, which totaled $4,188 million in the first quarter of 2008. The sales growth was also estimated to be 6% favorably impacted by the residual sales of generic clopidogrel bisulfate in the first quarter of 2007, after which time the generic inventory in the distribution channels was substantially depleted.

U.S. net sales increased 23% to $2,913 million for the first quarter 2008 compared to the same period in 2007, primarily due to the continued growth of ABILIFY* and increased sales of PLAVIX*, as well as other key products. International net sales increased 16% to $2,268 million, including a 12% favorable foreign exchange impact.

The composition of the change in sales is as follows:

		Analysis of % Change
Three Months Ended March 31,	Total Change	Volume	Price	Foreign Exchange
2008 vs. 2007	20%	11%	4%	5%

In general, the Company’s business is not seasonal. For information on U.S. pharmaceutical prescriber demand, reference is made to the table within Business Segments under the Pharmaceuticals section below, which sets forth a comparison of changes in net sales to the estimated total prescription growth (for both retail and mail order customers) for certain of the Company’s key pharmaceutical products sold by the U.S. Pharmaceuticals business.

The Company operates in three reportable segments—Pharmaceuticals, Nutritionals and ConvaTec.

	Three Months Ended March 31,
	Net Sales			% of Total Net Sales
Dollars in Millions	2008	2007	% Change	2008	2007
Pharmaceuticals	$4,188	$3,457	21%	80.8%	80.1%
Nutritionals	703	606	16%	13.6%	14.0%
ConvaTec	290	254	14%	5.6%	5.9%

Net Sales	$5,181	$4,317	20%	100.0%	100.0%

The Company recognizes revenue net of various sales adjustments to arrive at net sales as reported on the Consolidated Statement of Earnings. These adjustments are referred to as gross-to-net sales adjustments. The reconciliations of the Company’s gross sales to net sales by each significant category of gross-to-net sales adjustments were as follows:

	Three Months Ended March 31,
Dollars in Millions	2008	2007
Gross Sales	$5,881	$5,033
Gross-to-Net Sales Adjustments
Prime Vendor Charge-Backs	(157)	(184)
Women, Infants and Children (WIC) Rebates	(198)	(214)
Managed Health Care Rebates and Other Contract Discounts	(97)	(80)
Medicaid Rebates	(51)	(53)
Cash Discounts	(65)	(56)
Sales Returns	(32)	(42)
Other Adjustments	(100)	(87)

Total Gross-to-Net Sales Adjustments	(700)	(716)

Net Sales	$5,181	$4,317

The activities and ending balances of each significant category of gross-to-net sales adjustments were as follows:

Dollars in Millions	Prime Vendor Charge-Backs	Women, Infants and Children (WIC) Rebates	Managed Health Care Rebates and Other Contract Discounts	Medicaid Rebates	Cash Discounts	Sales Returns	Other Adjustments	Total
Balance at January 1, 2007	$63	$230	$111	$137	$18	$221	$124	$904
Provision related to sales made in current period	662	845	394	176	250	142	352	2,821
Provision related to sales made in prior periods	—	3	(7)	(7)	1	18	(2)	6
Returns and payments	(655)	(880)	(360)	(181)	(245)	(207)	(356)	(2,884)
Impact of foreign currency translation	—	—	6	—	—	4	10	20
Discontinued operations	—	—	(10)	—	—	—	—	(10)

Balance at December 31, 2007	70	198	134	125	24	178	128	857
Provision related to sales made in current period	157	199	102	55	65	32	100	710
Provision related to sales made in prior periods	—	(1)	(5)	(4)	—	—	—	(10)
Returns and payments	(167)	(175)	(95)	(39)	(66)	(45)	(98)	(685)
Impact of foreign currency translation	—	—	1	—	—	2	6	9

Balance at March 31, 2008	$60	$221	$137	$137	$23	$167	$136	$881

In the first quarter of 2008 and 2007, no significant revisions were made to the estimates for gross-to-net sales adjustments related to sales made in prior periods.

Pharmaceuticals

The composition of the change in pharmaceutical sales is as follows:

		Analysis of % Change
Three Months Ended March 31,	Total Change	Volume	Price	Foreign Exchange
2008 vs. 2007	21%	12%	4%	5%

U.S. Pharmaceuticals sales increased 26% to $2,459 million in the first quarter of 2008 compared to $1,944 million in the same period in 2007, primarily due to the continued growth of ABILIFY* and increased PLAVIX* sales, as well as strong results from the HIV and hepatitis portfolio and increased contribution from recent launches. International Pharmaceuticals sales increased 14%, including a 12% favorable foreign exchange impact, to $1,729 million in the first quarter of 2008 compared to $1,513 million in the same period in 2007. The increase was primarily due to strong results from ABILIFY* and increased contribution from recent launches, including BARACLUDE and SPRYCEL, partially offset by continued generic erosion of PRAVACHOL and TAXOL. The Company’s reported international sales do not include copromotion sales reported by its alliance partner, Sanofi-Aventis (Sanofi) for PLAVIX* and AVAPRO*/AVALIDE*, which continue to show growth in the first quarter of 2008.

Key pharmaceutical products and their sales, representing 78% and 75% of total pharmaceutical sales in the first quarter of 2008 and 2007, respectively, are as follows:

	Three Months Ended March 31,
Dollars in Millions	2008	2007	% Change
Cardiovascular
PLAVIX*	$1,308	$938	39%
AVAPRO*/AVALIDE*	305	270	13%
PRAVACHOL	73	135	(46)%
Virology
REYATAZ	297	263	13%
SUSTIVA Franchise (total revenue)	273	226	21%
BARACLUDE	108	45	140%
Oncology
ERBITUX*	187	160	17%
TAXOL	94	111	(15)%
SPRYCEL	66	21	**
IXEMPRA	25	—	—
Affective (Psychiatric) Disorders
ABILIFY* (total revenue)	454	366	24%
Immunoscience
ORENCIA	87	41	112%

**	In excess of 200%.

•

Sales of PLAVIX*, a platelet aggregation inhibitor that is part of the Company’s alliance with Sanofi, increased 39%, including a 2% favorable foreign exchange impact, to $1,308 million in the first quarter of 2008, from $938 million in the same period in 2007. Sales of PLAVIX* increased in the U.S. to $1,139 million in the first quarter of 2008 from $787 million in the same period in 2007. The comparison to the first quarter 2007 sales reflects the adverse impact of generic competition for PLAVIX* in 2007, which the Company estimates to be in the range of $200 million to $250 million. Generic inventory in the distribution channels was substantially depleted at March 31, 2007. Estimated total U.S. prescription demand for clopidogrel bisulfate (branded and generic) increased by 4% in the first quarter of 2008 compared to 2007. Estimated total U.S. prescription demand for branded PLAVIX* increased by 78% in the same period. While market exclusivity for PLAVIX* is expected to expire in 2011 in the U.S. and 2013 in the major European markets, the composition of matter patent for PLAVIX* is the subject of litigation. For additional information on the PLAVIX* litigations, see “Item 1. Financial Statements—Note 19. Legal Proceedings and Contingencies.” Data exclusivity for PLAVIX* expires on July 15, 2008 in the European Union (EU), after which time competitors may seek approval for generic versions of clopidogrel, relying on data originally submitted to regulatory authorities for PLAVIX*. In most of the major markets within Europe, the product benefits from national patents claiming clopidogrel bisulfate expiring in 2013. In the remainder of EU member states, where there is no composition-of-matter patent covering clopidogrel bisulfate, the product benefits from national patents claiming either process or form II of clopidogrel bisulfate. As with any of the Company’s products, the length of market exclusivity for PLAVIX* is impossible to predict with certainty.

•

Sales of AVAPRO*/AVALIDE*, an angiotensin II receptor blocker for the treatment of hypertension, also part of the Sanofi alliance, increased 13%, including a 6% favorable foreign exchange impact, to $305 million in the first quarter of 2008 from $270 million in the same period in 2007. U.S. sales increased 7% to $174 million in the first quarter of 2008 from $163 million in the same period in 2007, primarily due to higher average net selling prices, partially offset by lower demand. Estimated total U.S. prescription demand decreased approximately 7% compared to 2007. International sales increased 22%, including a 14% favorable foreign exchange impact, to $131 million compared to $107 million in the same period in 2007. Market exclusivity for AVAPRO*/AVALIDE* (known in the EU as APROVEL*/KARVEA*) is expected to expire in 2012 (including pediatric extension) in the U.S. and in 2012-2013 in most countries in the EU; the Company does not, but others do, market AVAPRO*/AVALIDE* in Japan.

•

Sales of PRAVACHOL, an HMG Co-A reductase inhibitor, decreased 46%, including a 4% favorable foreign exchange impact, to $73 million in the first quarter of 2008 from $135 million in the same period in 2007, due to continued generic competition in the U.S. and key European markets.

•

Sales of REYATAZ, a protease inhibitor for the treatment of HIV, increased 13%, including a 5% favorable foreign exchange impact, to $297 million in the first quarter of 2008 from $263 million in the same period in 2007. U.S. sales increased 12% to $160 million in the first quarter of 2008 from $143 million in the same period in 2007, primarily due to higher demand. Estimated total U.S. prescription demand increased approximately 12% compared to the same period in 2007. International sales increased 14%, including an 11% favorable foreign exchange impact, to $137 million in the first quarter of 2008 from $120 million in the same period in 2007. Market exclusivity for REYATAZ is expected to expire in 2017 in the U.S., in countries in the EU and Japan. Data exclusivity in the EU expires in 2014.

•

Sales of the SUSTIVA Franchise, a non-nucleoside reverse transcriptase inhibitor for the treatment of HIV, increased 21%, including a 4% favorable foreign exchange impact, to $273 million in the first quarter of 2008 from $226 million in the same period in 2007. U.S. sales increased 22% to $175 million in the first quarter of 2008 from $144 million in the same period in 2007, primarily due to higher demand for ATRIPLA*. Estimated total U.S. prescription demand increased approximately 15% compared to 2007. International sales increased 20%, including an 11% favorable foreign exchange impact, to $98 million in the first quarter of 2008 from $82 million in the same period in 2007. Total revenue for the SUSTIVA Franchise includes sales of SUSTIVA, as well as revenue from bulk efavirenz included in the combination therapy ATRIPLA*, a once-daily single tablet three-drug regimen for HIV intended as a stand-alone therapy or in combination with other antiretrovirals. ATRIPLA* is sold through joint venture arrangements with Gilead Sciences, Inc. (Gilead). The Company records revenue for the bulk efavirenz component of ATRIPLA* upon sales of ATRIPLA* to third-party customers. Market exclusivity for SUSTIVA is expected to expire in 2013 in the U.S. and in countries in the EU; the Company does not, but others do, market SUSTIVA in Japan. For additional information on revenue recognition of the SUSTIVA Franchise, see “Item 1. Financial Statements—Note 2. Alliances and Investments.”

•

Sales of BARACLUDE, an oral antiviral agent for the treatment of chronic hepatitis B, increased 140%, including a 15% favorable foreign exchange impact, to $108 million in the first quarter of 2008 from $45 million in the same period in 2007, driven by continued growth in international markets. The Company has a composition of matter patent that expires in the U.S. in 2015, in the EU between 2011 and 2016 and in Japan in 2016. As previously disclosed, there is uncertainty about China’s exclusivity laws, and due to this uncertainty, it is possible that one or more companies in China could receive marketing authorization from China’s health authority at any time.

•

Sales of ERBITUX*, which is sold by the Company almost exclusively in the U.S., increased 17% to $187 million in the first quarter of 2008 from $160 million in the same period in 2007, due to growth in the use for head and neck and colorectal cancer. ERBITUX* is marketed by the Company under a distribution and copromotion agreement with ImClone Systems Incorporated (ImClone). A use patent relating to combination therapy with cytotoxic treatments expires in 2017. There is no patent covering monotherapy. Currently, generic versions of biological products cannot be approved in the U.S., but this could change in the future. The Company’s right to market ERBITUX* in North America and Japan under its agreement with ImClone expires in September 2018 and in Japan in 2032 (unless after 2018 it becomes commercially unreasonable in Japan). The Company does not, but others do, market ERBITUX* in countries in the EU.

•

Sales of TAXOL, an anti-cancer agent sold almost exclusively in non-U.S. markets, decreased 15%, including a 9% favorable foreign exchange impact, to $94 million in the first quarter of 2008 from $111 million in the same period in 2007, primarily due to increased generic competition in Europe and Japan.

•

Sales for SPRYCEL, an oral inhibitor of multiple tyrosine kinases, increased to $66 million in the first quarter of 2008 from $21 million in the same period in 2007. This growth was driven by additional launches in various international markets, as well as growth in the U.S. Market exclusivity for SPRYCEL is expected to expire in 2020 in the U.S. In several EU countries, the patent is pending and, if granted, would expire in 2020.

•

Sales of IXEMPRA, a microtubule inhibitor for the treatment of patients with metastatic or locally advanced breast cancer, were $25 million in the first quarter of 2008. IXEMPRA was launched in the U.S. in October 2007. The Company has a composition of matter patent in the U.S and a corresponding patent in EU countries, both expiring in 2018. The Company has submitted its request for patent term extension for the composition of matter patent in the U.S., which could possibly extend the term of that patent. The corresponding patent in EU countries may be eligible for patent term restoration, which could possibly extend the term of the patent in EU countries.

•

Total revenue for ABILIFY*, an antipsychotic agent for the treatment of schizophrenia, bipolar disorders and major depressive disorders, increased 24%, including a 3% favorable foreign exchange impact, to $454 million in the first quarter of 2008 from $366 million in the same period in 2007. U.S. sales increased 19% to $348 million in the first quarter of 2008 from $293 million in the same period in 2007, primarily due to higher demand. Estimated total U.S. prescription demand increased approximately 14% compared to the same period last year. International sales increased 45%, including a 16% favorable foreign exchange impact, to $106 million in the first quarter of 2008 from $73 million in the same period in 2007, due to continued growth across European markets. Total revenue for ABILIFY* primarily consists of alliance revenue representing the Company’s 65% share of net sales in countries where it copromotes with Otsuka Pharmaceutical Co., Ltd. (Otsuka) and the product is distributed by an Otsuka affiliate. Otsuka’s market exclusivity protection for ABILIFY* is expected to expire in 2014 in the U.S. (including the granted patent term extension). For information on patent litigations relating to ABILIFY*, see “Item 8. Financial Statements—Note 22. Legal Proceedings and Contingencies” in the 2007 Form 10-K. The Company also has the right to copromote ABILIFY* in several European countries (the UK, France, Germany and Spain) and to act as exclusive distributor for the product in the rest of the EU. A composition of matter patent is in force in 10 EU member states, including the UK, France, Germany and Spain, and expires in 2014 in all such countries, except Romania and Denmark, in which the patent expires in 2009. Data exclusivity in the EU expires in 2014. The Company’s contractual right to market ABILIFY* expires in November 2012 in the U.S. and Puerto Rico and, for the countries in the EU where the Company has the exclusive right to market ABILIFY*, expires in June 2014. For additional information on revenue recognition of ABILIFY*, see “Item 1. Financial Statements—Note 2. Alliances and Investments.”

•

Sales of ORENCIA, a fusion protein indicated for patients with moderate to severe rheumatoid arthritis, increased 112%, including a 4% favorable foreign exchange impact, to $87 million in the first quarter of 2008, from $41 million in the same period in 2007, primarily due to strong growth in the U.S. Substantially all sales of ORENCIA are currently in the U.S., where it was launched in February 2006. ORENCIA was launched in Europe in May 2007. The Company has submitted its request for patent term extension for one of the composition of matter patents that expires in 2015, which could possibly extend the term of the patent. As noted above, generic versions of biological products cannot be approved in the U.S., but this could change in the future.

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

The estimated U.S. prescription change data provided above includes information only from the retail and mail order channels and does not reflect information from other channels, such as hospitals, institutions and long-term care, among others. The estimated prescription data is based on the Next-Generation Prescription Service (NGPS) provided by IMS Health (IMS), a supplier of market research for the pharmaceutical industry, as described below.

The Company has calculated the estimated total U.S. prescription change based on NGPS data on a weighted-average basis to reflect the fact that mail order prescriptions include a greater volume of product supplied compared to retail prescriptions. Mail order prescriptions typically reflect a 90-day prescription whereas retail prescriptions typically reflect a 30-day prescription. The calculation is derived by multiplying NGPS mail order prescription data by a factor that approximates three and adding to this the NGPS retail prescriptions. The Company believes that this calculation of the estimated total U.S. prescription change based on the weighted-average approach with respect to the retail and mail order channels provides a superior estimate of total prescription demand. The Company uses this methodology for its internal demand forecasts.

Estimated End-User Demand

The following tables set forth for each of the Company’s key pharmaceutical products sold by the U.S. Pharmaceuticals business, for the three months ended March 31, 2008 compared to the same period in the prior year: (i) total U.S. net sales for the period; (ii) change in reported U.S. net sales for the period; (iii) estimated total U.S. prescription change for the retail and mail order channels calculated by the Company based on NGPS data on a weighted-average basis and (iv) months of inventory on hand in the distribution channel.

	Three Months Ended March 31, 2008
	Total U.S. Net Sales	Change in U.S. Net Sales(a)	Change in U.S. Total Prescriptions(b)	As of March 31, 2008 Months on Hand
PLAVIX*	$1,139	45%	78%	0.4
AVAPRO*/AVALIDE*	174	7	(7)	0.4
PRAVACHOL	15	(74)	(82)	0.6
REYATAZ	160	12	12	0.5
SUSTIVA Franchise (c) (total revenue)	175	22	15	0.5
BARACLUDE	29	71	59	0.5
ERBITUX* (d)	185	17	N/A	0.4
SPRYCEL	20	100	49	1.0
IXEMPRA(d, e)	25	—	N/A	0.7
ABILIFY* (total revenue)	348	19	14	0.4
ORENCIA (d)	73	83	N/A	0.4

	Three Months Ended March 31, 2007
	Total U.S. Net Sales	Change in U.S. Net Sales(a)	Change in U.S. Total Prescriptions(b)	As of March 31, 2007 Months on Hand
PLAVIX*	$787	(7)%	(37)%	0.6
AVAPRO*/AVALIDE*	163	17	(2)	0.4
PRAVACHOL	57	(81)	(86)	0.6
REYATAZ	143	20	17	0.7
SUSTIVA Franchise (c) (total revenue)	144	33	25	0.7
BARACLUDE	17	89	128	0.6
ERBITUX* (d)	158	16	N/A	0.3
SPRYCEL	10	—	—	0.7
IXEMPRA(d, e)	—	—	N/A	—
ABILIFY* (total revenue)	293	27	14	0.4
ORENCIA (d)	40	**	N/A	0.3

(a)	Reflects percentage change in net sales in dollar terms, including change in average selling prices and wholesaler buying patterns.
(b)	Derived by multiplying NGPS mail order prescription data by a factor that approximates three and adding to this the NGPS retail prescriptions.
(c)	The SUSTIVA Franchise (total revenue) includes sales of SUSTIVA, as well as revenue of bulk efavirenz included in the combination therapy, ATRIPLA*. The change in U.S. total prescriptions growth for the SUSTIVA Franchise includes both branded SUSTIVA and ATRIPLA* prescription units. The estimated months on hand only includes branded SUSTIVA.
(d)	ERBITUX*, ORENCIA and IXEMPRA are parenterally administered products and do not have prescription-level data as physicians do not write prescriptions for these products.
(e)	IXEMPRA was launched in the U.S. in October 2007.
**	Change is in excess of 200%.

The estimated prescription change data reported throughout this Form 10-Q only include information from the retail and mail order channels and do not reflect information from other channels, such as hospitals, institutions and long-term care, among others. The data provided by IMS are a product of IMS’ own recordkeeping processes and are themselves estimates based on IMS’ sampling procedures, subject to the inherent limitations of estimates based on sampling and a margin of error.

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

Pursuant to the U.S. Securities and Exchange Commission (SEC) Consent Order described below under “—SEC Consent Order”, the Company monitors the level of inventory on hand in the U.S. wholesaler distribution channel and, outside of the U.S., in the direct customer distribution channel. The Company is obligated to disclose products with levels of inventory in excess of one month on hand or expected demand, subject to a de minimis exception. In the case of the Company’s U.S. Pharmaceuticals products as of March 31, 2008, there were no products to disclose.

In the U.S., for all products sold exclusively through wholesalers or through distributors, the Company determines its months on hand estimates using information with respect to inventory levels of product on hand and the amount of out-movement of products provided by the Company’s four largest wholesalers, which accounted for approximately 90% of total gross sales of U.S. Pharmaceuticals products in the first quarter of 2008, and provided by the Company’s distributors. Factors that may influence the Company’s estimates include generic competition, seasonality of products, wholesaler purchases in light of increases in wholesaler list prices, new product launches, new warehouse openings by wholesalers and new customer stockings by wholesalers. In addition, such estimates are calculated using third-party data, which represent their own record-keeping processes and, as such, may also reflect estimates.

For pharmaceutical products in the U.S. that are not sold exclusively through wholesalers or distributors and for the Company’s Pharmaceuticals business outside of the U.S., Nutritionals and ConvaTec business units around the world, the Company has significantly more direct customers, limited information on direct customer product level inventory and corresponding out-movement information and the reliability of third-party demand information, where available, varies widely. In cases where direct customer product level inventory, ultimate patient/consumer demand or out-movement data do not exist or are otherwise not available, the Company has developed a variety of other methodologies to calculate estimates of such data, including using such factors as historical sales made to direct customers and third-party market research data related to prescription trends and end-user demand. Accordingly, the Company relies on a variety of methods to estimate direct customer product level inventory and to calculate months on hand for these business units. Factors that may affect the Company’s estimates include generic competition, seasonality of products, direct customer purchases in light of price increases, new product or product presentation launches, new warehouse openings by direct customers, new customer stockings by direct customers and expected direct customer purchases for governmental bidding situations. As such, all of the information required to estimate months on hand in the direct customer distribution channel for non-U.S. Pharmaceuticals business for the quarter ended March 31, 2008 is not available prior to the filing of this quarterly report on Form 10-Q. The Company will disclose this information in the next quarterly report on Form 10-Q.

Mead Johnson Nutritionals

The composition of the change in Nutritionals sales is as follows:

		Analysis of % Change
Three Months Ended March 31,	Total Change	Volume	Price	Foreign Exchange
2008 vs. 2007	16%	3%	8%	5%

Key Nutritionals product lines and their sales, representing 96% of total Nutritionals sales in the first quarter of 2008 and 2007 are as follows:

	Three Months Ended March 31,
Dollars in Millions	2008	2007	% Change
Infant Formulas	$482	$421	15%
ENFAMIL	290	254	14%
Toddler/Children’s Nutritionals	196	161	22%

Worldwide Nutritionals sales increased 16%, including a 5% favorable foreign exchange impact, to $703 million in the first quarter of 2008 from $606 million in the same period in 2007. U.S. Nutritionals sales increased 5% to $288 million in the first quarter of 2008 from $274 million in the same period in 2007, primarily due to increased sales for ENFAMIL. International Nutritionals sales increased 25% to $415 million in the first quarter of 2008, including a 10% favorable foreign exchange impact, primarily due to growth in both infant formulas and children’s nutritionals.

ConvaTec

The composition of the change in ConvaTec sales is as follows:

		Analysis of % Change
Three Months Ended March 31,	Total Change	Volume	Price	Foreign Exchange
2008 vs. 2007	14%	7%	—	7%

ConvaTec sales by business and key products sales for the first quarter of 2008 and 2007 were as follows:

	Three Months Ended March 31,
Dollars in Millions	2008	2007	% Change
ConvaTec	$290	$254	14%
Ostomy	143	130	10%
Wound Therapeutics	122	107	14%

Worldwide ConvaTec sales increased 14%, including a 7% favorable foreign exchange impact, to $290 million in the first quarter of 2008 from $254 million in the same period of 2007 due to growth in both the wound therapeutics and ostomy business.

Geographic Areas

In general, the Company’s products are available in most countries in the world. The largest markets are in the U.S., France, Spain, Canada, Italy, Japan, Germany and Mexico. The Company’s sales by geographic areas were as follows:

	Three Months Ended March 31,
	Net Sales			% of Total Net Sales
Dollars in Millions	2008	2007	% Change	2008	2007
United States	$2,913	$2,363	23%	56%	55%
Europe, Middle East and Africa	1,266	1,085	17%	25%	25%
Other Western Hemisphere	424	372	14%	8%	9%
Pacific	578	497	16%	11%	11%

Total	$5,181	$4,317	20%	100%	100%

Sales in the U.S. increased 23% in the first quarter of 2008 compared to the same period in 2007, primarily due to the continued growth of ABILIFY* and increased PLAVIX* sales, as well as increased sales of newer products, ORENCIA, IXEMPRA, BARACLUDE and SPRYCEL, and key Nutritionals and ConvaTec products, partially offset by increased generic competition for PRAVACHOL.

Sales in Europe, Middle East and Africa increased 17%, including a 12% favorable foreign exchange impact, primarily due to sales growth in major European markets for ABILIFY*, SPRYCEL, BARACLUDE, REYATAZ, ORENCIA, the SUSTIVA Franchise, AVAPRO*/AVALIDE* and key ConvaTec products, partially offset by increased generic competition for PRAVACHOL and TAXOL.

Sales in the Other Western Hemisphere countries increased 14%, including an 11% favorable foreign exchange impact, primarily due to increased sales of key Nutritionals products in Canada and Mexico; AVAPRO*/AVALIDE*, REYATAZ, and ORENCIA in Canada; and TAXOL .

Sales in the Pacific region increased 16%, including an 11% favorable foreign exchange impact, primarily due to increased sales of BARACLUDE in China, Japan and Korea; AVAPRO*/AVALIDE* and PLAVIX* in Australia; REYATAZ across all regions; and key Nutritionals products in China and, Thailand; partially offset by lower sales of TAXOL in Japan due to increased generic competition.

Expenses

	Three Months Ended March 31,
	Expenses			% of Net Sales
Dollars in Millions	2008	2007	% Change	2008	2007
Cost of products sold	$1,657	$1,340	24%	32.0%	31.0%
Marketing, selling and administrative	1,223	1,133	8%	23.6%	26.2%
Advertising and product promotion	330	268	23%	6.4%	6.2%
Research and development	795	791	1%	15.3%	18.3%
Provision for restructuring, net	11	37	(70)%	0.2%	0.9%
Equity in net income of affiliates	(164)	(126)	30%	(3.2)%	(2.9)%
Other expense, net	39	22	77%	0.8%	0.6%

Total Expenses, net	$3,891	$3,465	12%	75.1%	80.3%

•

Cost of products sold, as a percentage of net sales, increased to 32.0% in the first quarter of 2008 compared to 31.0% in the same period in 2007. Costs of products sold include manufacturing rationalization charges of $96 million, or 1.9% of net sales, related to implementation of the PTI in 2008, compared to $16 million, or 0.4% of net sales, in 2007. Excluding these charges, gross margin improved due to favorable pharmaceutical product mix.

•

Marketing, selling and administrative expenses increased 8% to $1,223 million in the first quarter of 2008 compared to the same period in 2007, primarily due to unfavorable foreign exchange impact and higher selling expenses in support of key products. General and administrative expenses decreased from 2007 levels resulting from the Company’s ongoing productivity initiatives offset by implementation costs of the initiatives. Marketing, selling and administrative expenses as a percentage of sales decreased to 23.6% in the first quarter of 2008 from 26.2% in the same period in 2007.

•

Advertising and product promotion expenditures increased 23% to $330 million in the first quarter of 2008 from $268 million in the same period in 2007, primarily due to increased promotions of new indications for ABILIFY* in the U.S. and Europe, increased investment to support PLAVIX* and ORENCIA.

•

Research and development expenses increased 1% to $795 million in the first quarter of 2008 from $791 million in the same period in 2007. Research and development costs included charges of $20 million in 2008 for milestone payments to Exelixis, Inc. (Exelixis) as compared to upfront and milestone payments of $80 million in the first quarter of 2007 to Exelixis and Adnexus Therapeutics. Excluding these charges, the increase in research and development expenses primarily reflects increased development spending for pipeline compounds. Research and development spending dedicated to pharmaceutical products was 18.0% of pharmaceutical sales in the first quarter of 2008 compared to 21.9% in the same period in 2007, reflecting higher pharmaceutical sales.

•

Restructuring programs in the first quarter of 2008, which are included in the PTI that began in late 2007, have been implemented to realign and streamline operations in order to increase productivity, to reduce operating expenses and to rationalize the Company’s mature brand portfolio, manufacturing network, research facilities, sales and marketing organizations, standardizing and simplifying processes and services. The PTI is expected to generate approximately $1.5 billion in annual cost savings and cost avoidance by 2010. For additional information on restructuring, see “Item 1. Financial Statements—Note 3. Restructuring” and for additional information on the PTI, see “—Strategy” above.

•

Equity in net income of affiliates for the first quarter of 2008 was $164 million compared to $126 million in the first quarter of 2007. Equity in net income of affiliates is principally related to the Company’s international joint venture with Sanofi and investment in ImClone. The $38 million increase in equity in net income of affiliates is primarily due to increased net income in the Sanofi joint venture. For additional information on equity in net income of affiliates, see “Item 1. Financial Statements—Note 2. Alliances and Investments.”

•

Other expense, net, was $39 million in the first quarter 2008 compared to $22 million in the first quarter of 2007. Other expense, net includes net interest expense, foreign exchange gains and losses, income from third-party contract manufacturing, royalty income and expense, impairment of auction rate securities (ARS), gains and losses on disposal of property, plant and equipment, insurance recoveries, deferred income recognized from collaboration agreements and certain other litigation matters. The $17 million increase in other expense, net, in 2008 from 2007 was primarily due to an increase in product liability reserves, an impairment charge related to the Company’s investment in ARS and net unfavorability in foreign exchange, all in 2008, partially offset by gain on the sale and leaseback of properties and lower net interest expense in 2008. For additional information, see “Item 1. Financial Statements—Note 6. Other Expense, Net.”

During the quarters ended March 31, 2008 and 2007, the Company recorded specified (income)/expense items that affected the comparability of results of the periods presented herein, which are set forth in the following tables:

Three Months Ended March 31, 2008

Dollars in Millions	Cost of products sold	Marketing, selling and administrative	Research and development	Provision for restructuring, net	Other (income)/ expense, net	Total
Productivity Transformation Initiative:
Downsizing and streamlining of worldwide operations	$—	$—	$—	$11	$—	$11
Accelerated depreciation and other shutdown costs	96	—	—	—	—	96
Process standardization implementation costs	—	15	—	—	—	15
Gain on sale and leaseback of properties	—	—	—	—	(9)	(9)

	96	15	—	11	(9)	113
Other:
Product liability	—	—	—	—	16	16
Milestone payments	—	—	20	—	—	20
Auction rate securities impairment	—	—	—	—	25	25

	$96	$15	$20	$11	$32	174

Income taxes on items above						(33)

(Increase)/Decrease to Net Earnings from Continuing Operations						$141

Three Months Ended March 31, 2007

Dollars in Millions	Cost of products sold	Research and development	Provision for restructuring, net	Total
Upfront payments	$—	$80	$—	$80
Downsizing and streamlining of worldwide operations	—	—	37	37
Accelerated depreciation	16	—	—	16

	$16	$80	$37	133

Income taxes on items above				(40)
Change in estimate for taxes on a prior year specified item				(39)

(Increase)/Decrease to Net Earnings from Continuing Operations				$54

Earnings From Continuing Operations Before Minority Interest and Income Taxes

	Earnings From Continuing Operations Before Minority Interest and Income Taxes
	Three Months Ended March 31,
Dollars in Millions	2008	2007	% Change
Pharmaceuticals	$1,229	$825	49%
Nutritionals	231	173	34%
ConvaTec	83	79	5%

Total segments	1,543	1,077	43%
Corporate/Other	(253)	(225)	(12)%

Total	$1,290	$852	51%

In the first quarter of 2008, earnings from continuing operations before minority interest and income taxes increased 51% to $1,290 million from $852 million in the first quarter of 2007. The increase was primarily driven by strong growth of key products, including

ABILIFY* and PLAVIX*, partially offset by moderate rate of increase in operating expenses, continued investments in research and development, and the net impact of items that affect the comparability of results as discussed above.

Pharmaceuticals

Earnings before minority interest and income taxes increased 49% to $1,229 million in the first quarter of 2008 from $825 million in the first quarter of 2007 primarily due to the continued growth of ABILIFY* and increased PLAVIX* sales, as well as increased sales of other key products, partially offset by a moderate rate of increase in operating expenses and manufacturing rationalization charges related to the implementation of the PTI.

Mead Johnson Nutritionals

Earnings before minority interest and income taxes increased 34% to $231 million in the first quarter of 2008 from $173 million in the first quarter of 2007 primarily due to increased sales and the establishment of an allowance for a doubtful account in 2007.

ConvaTec

Earnings before minority interest and income taxes increased 5% to $83 million in the first quarter of 2008 from $79 million in the first quarter of 2007, primarily due to increased sales, partially offset by increased investment in selling, marketing and research and development expense.

Corporate/Other

Loss before minority interest and income taxes was $253 million in the first quarter of 2008 compared to $225 million in the first quarter of 2007. The difference was primarily due to costs associated with the implementation of the PTI, product liability reserves, impairments of certain ARS and lower restructuring charges.

Income Taxes

The effective income tax rate on earnings from continuing operations before minority interest and income taxes was 27.8% for the three months ended March 31, 2008 compared to 8.0% for the three months ended March 31, 2007. The higher tax rate in the three months ended March 31, 2008 compared to the same period in 2007 was primarily related to a tax benefit of $105 million in the first quarter of 2007 due to the favorable resolution of certain tax matters with the Internal Revenue Service (IRS) related to the deductibility of litigation settlement expenses and U.S. foreign tax credits claimed, as well as the benefit of the research and development credit in 2007 which expired on December 31, 2007.

Minority Interest

Minority interest, net of taxes increased to $230 million in 2008 from 2007, primarily resulting from an increase in earnings in the Company’s partnership with Sanofi for the territory covering the Americas related to increased PLAVIX* sales. The higher earnings in the Company’s partnership with Sanofi reflect the negative impact of generic clopidogrel bisulfate on PLAVIX* sales in 2007.

Discontinued Operations

In January 2008, the Company completed the sale of its Medical Imaging business to Avista for a gross purchase price of approximately $525 million, resulting in a pre-tax gain of $25 million and an after-tax loss of $43 million, which are included in discontinued operations. The results of the Medical Imaging business, which previously were included in the former Other Health Care operating segment, are included in income/(loss) from discontinued operations, net of tax, for all periods presented.

The following summarized financial information related to the Medical Imaging business has been segregated from continuing operations and reported as discontinued operations through the date of disposition and does not reflect the costs of certain services provided to Medical Imaging. Such costs, which were not allocated by the Company to Medical Imaging, were for services, which included legal counsel, insurance, external audit fees, payroll processing, certain human resource services and information technology systems support.

	Three Months Ended March 31,
Dollars in Millions	2008	2007
Net sales	$18	$159

Earnings before income taxes	$4	$65
Provision for income taxes	1	18

Earnings from discontinued operations, net of taxes	$3	$47

Financial Position, Liquidity and Capital Resources

Cash, cash equivalents and marketable securities were approximately $2.6 billion at March 31, 2008, compared to $2.2 billion at December 31, 2007. The Company continues to maintain a sufficient level of working capital, which was approximately $2.1 billion at March 31, 2008 and $1.7 billion at December 31, 2007. In 2008 and future periods, the Company expects cash generated by its U.S. operations, together with existing cash, cash equivalents, marketable securities and borrowings from the capital markets, to be sufficient to cover cash needs for working capital, capital expenditures (which the Company expects to include substantial investments in facilities to increase and maintain the Company’s capacity to provide biologics on a commercial scale), milestone payments and dividends paid in the U.S. Cash and cash equivalents, marketable securities, the conversion of other working-capital items and borrowings are expected to fund near-term operations outside the U.S.

On December 31, 2007, the Company’s carrying value in floating rate securities (FRS) amounted to $337 million. In the first quarter of 2008, the Company received $101 million of principal primarily on an FRS that matured in March. On March 31, 2008, the Company further reduced the carrying value of the remaining FRS by $32 million to $204 million. The Company assessed this decline in fair market value to be temporary, and recorded the decline as an unrealized loss in accumulated other comprehensive income (OCI). In addition, the Company reclassified $104 million of the remaining FRS with maturity dates beyond 2009 from current assets to non-current assets, as the Company expects these FRS to recover their full or substantial values beyond the next 12 months due to the continued uncertainty in the capital markets and worsening of liquidity concerns.

On December 31, 2007, the Company’s carrying value in ARS amounted to $419 million. In the first quarter of 2008, the Company received $4 million at par value partial calls on its ARS. On March 31, 2008, the Company further reduced the carrying value of the remaining ARS by $64 million to $351 million. The Company recorded an impairment charge of $25 million on ARS that were previously assessed as other-than-temporary impaired, reflecting the portion of ARS holdings that the Company has concluded have an additional other-than-temporary decline in value. The remaining $39 million reduction in carrying value is assessed by the Company as temporary and has been recorded as an unrealized loss in accumulated OCI.

If uncertainties in the credit and capital markets continue, these markets deteriorate further or the Company experiences any additional ratings downgrades on any investments in its portfolio (including on FRS and ARS), the Company may incur additional impairments to its investment portfolio, which could negatively affect the Company’s financial condition, cash flow and reported earnings. The Company believes that, based on the Company’s current level of cash, cash equivalents and marketable securities and expected operating cash flows, the current lack of liquidity in the credit and capital markets will not have a material impact on the Company’s liquidity, cash flow, financial flexibility or its ability to fund its operations, including the dividend.

In February 2008, the Company completed the sale and leaseback of an administrative facility in Paris, France, for net proceeds of approximately $227 million, which resulted in a total pre-tax gain from the transaction of $111 million, of which $9 million was recognized in the first quarter of 2008 and the balance of $102 million was deferred and will offset future lease rental costs over the 9-year lease period.

Short-term borrowings were $1.8 billion at March 31, 2008, compared to $1.9 billion at December 31, 2007. The Company maintains cash balances and short-term investments in excess of short-term borrowings. Long-term debt was $4.7 billion at March 31, 2008 compared to $4.4 billion at December 31, 2007.

The Moody’s Investors Service (Moody’s) long-term and short-term credit ratings for the Company are currently A2 and Prime-1, respectively. Moody’s long-term credit rating remains on stable outlook. Standard & Poor’s (S&P) long-term and short-term credit ratings for the Company are currently A+ and A-1, respectively. S&P’s long-term credit rating remains on stable outlook. Fitch Ratings (Fitch) long-term and short-term credit ratings for the Company are currently A+ and F1, respectively. Fitch’s long-term credit rating remains on stable outlook.

The following is a discussion of working capital:

Dollars in Millions	March 31, 2008	December 31, 2007
Working capital	$2,137	$1,704

The increase in working capital of $433 million from December 31, 2007 to March 31, 2008 was impacted by:

•	Increase in inventories primarily due to raw materials purchases associated with PLAVIX* sales and other key products.
•	Increase in prepaid expenses due to the increase of advertising and product promotional and research and development spending.
•	Decrease in marketable securities due to reclass of FRS to non-current assets.

The following is a discussion of cash flow activities:

	Three Months Ended March 31,
Dollars in Millions	2008	2007
Cash flow provided by/(used in):
Operating activities	$779	$765
Investing activities	572	7
Financing activities	(734)	(581)

Net cash provided by operating activities was $779 million in 2008 and $765 million in 2007. The $14 million increase in 2008 compared to 2007 is mainly attributable to adjustments to net earnings for $407 million offset by net changes in operating assets and liabilities of $364 million, and by lower net earnings of $29 million.

Net positive changes in adjustments to net earnings in 2008 compared to 2007, of $407 million, mainly included:

•

A $436 million positive cash flow variance in deferred income tax expense/(benefit). The 2008 adjustments included the impact of the repatriation of foreign earnings. The 2007 adjustments included the settlement of certain tax matters with the IRS, the tax effect of certain milestone payments and additional research and development credit.

Net negative changes in operating assets and liabilities in 2008 compared to 2007, of $364 million, mainly included:

•	A $176 million negative cash flow variance in income taxes payable primarily due to the utilization of foreign tax credits in connection with the repatriation of foreign earnings.
•	A $102 million negative cash flow variance mainly due to an increase in inventory in support of PLAVIX* sales and other key products.
•	An $81 million negative cash flow variance in deferred income and other liabilities mainly due to an upfront cash payment received from an alliance partner in 2007.

Net cash provided by investing activities was $572 million in 2008 compared to $7 million in 2007. The $565 million positive cash flow variance is primarily attributable to:

•	A $483 million positive cash flow variance from the sale of Medical Imaging in 2008.
•	A $227 million positive cash flow variance from the disposal of properties in connection with a sale and leaseback transaction in 2008.
•	A $102 million negative cash flow variance from lower sales of marketable securities in 2008.

Net cash used in financing activities was $734 million in 2008 compared to $581 million in 2007. The $153 million negative cash flow variance was mainly attributable to:

•	A $69 million negative cash flow variance mainly from the repayment of Company’s 1.10% Yen Notes that matured in 2008.
•	A $62 million negative cash flow variance from the 11% increase in the first quarter dividend.

During the three months ended March 31, 2008 and 2007, the Company did not purchase any of its common stock.

Dividends declared per common share were $.31 for the three months ended March 31, 2008 and $.28 for the three months ended March 31, 2007. The Company paid $613 million and $551 million in dividends for the three months ended March 31, 2008 and March 31, 2007, respectively. Dividend decisions are made on a quarterly basis by the Board of Directors.

Contractual Obligations

For a discussion of the Company’s contractual obligations, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations’ in the Company’s 2007 Form 10-K. In the first quarter of 2008, the Company entered into a sale and leaseback of an administrative facility in Paris, France which will result in approximately $120 million of future lease costs over a nine-year lease period. In addition, the Company reduced a $677 million, five-year purchase obligation to a $165 million, two-year purchase obligation upon early termination.

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

Under the terms of the Consent, the Company agreed, subject to certain defined exceptions, to limit sales of all products sold to its direct customers (including wholesalers, distributors, hospitals, retail outlets, pharmacies and government purchasers) based on expected demand or on amounts that do not exceed approximately one month of inventory on hand, without making a timely public disclosure of any change in practice. The Company also agreed in the Consent to certain measures that it has implemented including:

(a) establishing a formal review and certification process of its annual and quarterly reports filed with the SEC; (b) establishing a business risk and disclosure group; (c) retaining an outside consultant to comprehensively study and help re-engineer the Company’s accounting and financial reporting processes; (d) publicly disclosing any sales incentives offered to direct customers for the purpose of inducing them to purchase products in excess of expected demand; and (e) ensuring that the Company’s budget process gives appropriate weight to inputs that comes from the bottom to the top, and not just from the top to the bottom, and adequately documenting that process.

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

The Company maintains Inventory Management Agreements (IMAs) with all of its U.S. pharmaceutical wholesalers, which account for nearly 100% of total gross sales of U.S. Pharmaceuticals products. Under the current terms of the IMAs, the Company’s four largest wholesaler customers provide the Company with weekly information with respect to months on hand product-level inventories and the amount of out-movement of products. These four wholesalers currently account for approximately 90% of total gross sales of U.S. Pharmaceuticals products in the first quarter of 2008, as well as in 2007, 2006 and 2005. The inventory information received from these wholesalers, together with the Company’s internal information, is used to estimate months on hand product level inventories at these wholesalers. The Company estimates months on hand product inventory levels for its U.S. Pharmaceutical business’s wholesaler customers other than the four largest wholesalers by extrapolating from the months on hand calculated for the three largest wholesalers. In contrast, for the Company’s Pharmaceuticals business outside of the U.S., Nutritionals and ConvaTec business units around the world, the Company has significantly more direct customers, limited information on direct customer product level inventory and corresponding out-movement information and the reliability of third-party demand information, where available, varies widely. Accordingly, the Company relies on a variety of methods to estimate months on hand product level inventories for these business units.

The Company believes the above-described procedures provide a reasonable basis to ensure compliance with the Consent.

Critical Accounting Policies

For a discussion of the Company’s critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2007 Form 10-K.

Special Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q (including documents incorporated by reference) and other written and oral statements the Company makes from time to time contain certain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by the fact they use words such as “should”, “expect”, “anticipate”, “estimate”, “target”, “may”, “project”, “guidance”, “intend”, “plan”, “believe” and other words and terms of similar meaning and expression in connection with any discussion of future operating or financial performance. One can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Such forward-looking statements are based on current expectations and involve inherent risks and uncertainties, including factors that could delay, divert or change any of them, and could cause actual outcomes to differ materially from current expectations. These statements are likely to relate to, among other things, the Company’s goals, plans and projections regarding its financial position, results of operations, cash flows, market position, product development, product approvals, sales efforts, expenses, performance or results of current and anticipated products and the outcome of contingencies such as legal proceedings, and financial results, which are based on current expectations that involve inherent risks and uncertainties, including internal or external factors that could delay, divert or change any of them in the next several years. The Company has included important factors in the cautionary statements included in its 2007 Annual Report on Form 10-K and in this quarterly report, particularly under “Item 1A. Risk Factors”, that the Company believes could cause actual results to differ materially from any forward-looking statement.

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

For a discussion of the Company’s market risk, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in the Company’s 2007 Form 10-K.

In the three months ended March 31, 2008, the Company sold $649 million notional amount of forward contracts (in several currencies) to partially hedge the exchange impact primarily related to forecasted intercompany inventory purchases for up to the next 18 months.

Furthermore, the Company entered into an aggregate $600 million notional amount 30-year forward starting swap terminating in June 2008 with several financial institutions in order to hedge the variability in forecasted interest expense resulting from the probable issuance of debt in 2008, the proceeds of which will be used, in part, to refinance debt that is expected to mature in 2008.

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

Information pertaining to legal proceedings can be found in “Item 1. Financial Statements—Note 19. Legal Proceedings and Contingencies,” to the interim consolidated financial statements, and is incorporated by reference herein.

Item 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed in the Company’s 2007 Form 10-K.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the surrenders of the Company’s equity securities in connection with stock option and restricted stock programs during the three-month period ended March 31, 2008:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(b)
Dollars in Millions, Except Per Share Data
January 1 to 31, 2008	13,431	$26.14	—	$2,220
February 1 to 29, 2008	16,142	$24.13	—	$2,220
March 1 to 31, 2008	530,289	$22.07	—	$2,220

Three months ended March 31, 2008	559,862

(a)	Reflects the following transactions during the three months ended March 31, 2008 for the surrender to the Company of 559,862 shares of Common Stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.
(b)	In June 2001, the Company announced that the Board of Directors authorized the purchase of up to $14 billion of Company common stock. During the three months ended March 31, 2008, no shares were repurchased pursuant to this program and no purchases of any shares under this program are expected in 2008.

Item 6.	EXHIBITS

Exhibits (listed by number corresponding to the Exhibit Table of Item 601 in Regulation S-K).

Exhibit Number and Description		Page

10.1	Senior Executive Severance Plan, effective as of January 1, 2008 (filed herewith).	E-10-1
10.2	Letter agreement between the Company and Mr. Cornelius executed February 12, 2008 (incorporated by reference herein to Exhibit 10.1 to the Form 8-K dated February 11, 2008 and filed February 15, 2008).
10.3	Letter agreement between the Company and Mr. Huet executed March 4, 2008 (incorporated herein by reference to Exhibit 10.1 to the Form 8-K dated March 4, 2008 and filed on March 10, 2008).
10.4	Separation agreement between the Company and Mr. Bonfield executed March 6, 2008 (incorporated herein by reference to Exhibit 10.1 to the Form 8-K dated March 4, 2008 and filed on March 10, 2008).
31a.	Section 302 Certification Letter.	E-31-1
31b.	Section 302 Certification Letter.	E-31-2
32a.	Section 906 Certification Letter.	E-32-1
32b.	Section 906 Certification Letter.	E-32-2

* Indicates, in this Form 10-Q, brand names of products, which are registered trademarks not owned by the Company or its subsidiaries. ERBITUX is a trademark of ImClone Systems Incorporated; AVAPRO/AVALIDE (known in the European Union as APROVEL/KARVEA) and PLAVIX are trademarks of Sanofi-Aventis; ABILIFY is a trademark of Otsuka Pharmaceutical Co., Ltd.; TRUVADA is a trademark of Gilead Sciences, Inc.; ATRIPLA is a trademark of Bristol-Myers Squibb and Gilead Sciences, LLC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRISTOL-MYERS SQUIBB COMPANY
(REGISTRANT)

Date: April 24, 2008	By:	/s/ James M. Cornelius
James M. Cornelius
Chairman of the Board and Chief Executive Officer

Date: April 24, 2008	By:	/s/ Jean-Marc Huet
Jean-Marc Huet
Chief Financial Officer