Form 10-Q
period 2008-06-30
BRISTOL MYERS SQUIBB CO
filed 2008-07-24
CIK 14272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

At June 30, 2008, there were 1,979,616,259 shares outstanding of the Registrant’s $.10 par value Common Stock.

BRISTOL-MYERS SQUIBB COMPANY

INDEX TO FORM 10-Q

JUNE 30, 2008

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED STATEMENTS OF EARNINGS

Dollars and Shares in Millions, Except Per Share Data

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
EARNINGS
Net Sales	$5,203	$4,471	$10,094	$8,534

Cost of products sold	1,670	1,408	3,240	2,674
Marketing, selling and administrative	1,165	1,103	2,299	2,155
Advertising and product promotion	420	354	739	612
Research and development	826	755	1,608	1,536
Acquired in-process research and development	32	—	32	—
Provision for restructuring, net	30	7	41	44
Litigation expense, net	2	14	2	14
Gain on sale of product assets	—	(26)	—	(26)
Equity in net income of affiliates	(150)	(128)	(314)	(254)
Other (income)/expense, net	(13)	(1)	19	21

Total expenses, net	3,982	3,486	7,666	6,776

Earnings from Continuing Operations Before Minority Interest and Income Taxes	1,221	985	2,428	1,758
Provision for income taxes	258	203	588	243
Minority interest, net of taxes	241	194	471	335

Net Earnings from Continuing Operations	722	588	1,369	$1,180

Discontinued Operations:
Earnings, net of taxes	42	118	99	216
Loss on Disposal, net of taxes	—	—	(43)	—

	42	118	56	216

Net Earnings	$764	$706	$1,425	$1,396

Earnings per Common Share
Basic:
Net Earnings from Continuing Operations	$0.37	$0.30	$0.69	$0.60
Discontinued Operations:
Earnings, net of taxes	0.02	0.06	0.05	0.11
Loss on Disposal, net of taxes	—	—	(0.02)	—

Net Earnings per Common Share	$0.39	$0.36	$0.72	$0.71

Diluted:
Net Earnings from Continuing Operations	$0.36	$0.30	$0.69	$0.60
Discontinued Operations:
Earnings, net of taxes	0.02	0.06	0.05	0.11
Loss on Disposal, net of taxes	—	—	(0.02)	—

Net Earnings per Common Share	$0.38	$0.36	$0.72	$0.71

Average Common Shares Outstanding:
Basic	1,977	1,968	1,976	1,965
Diluted	2,008	2,006	2,007	2,002

Dividends declared per common share	$.31	$.28	$.62	$.56

The accompanying notes are an integral part of these financial statements.

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME AND RETAINED EARNINGS

Dollars in Millions

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
COMPREHENSIVE INCOME

Net Earnings	$764	$706	$1,425	$1,396
Other Comprehensive Income/(Loss):
Foreign currency translation	(11)	15	26	34
Deferred gains/(losses) on derivatives qualifying as hedges, net of tax liability of $ 27 and net of tax benefit of $1 for the three months ended June 30, 2008 and 2007, respectively; and net of tax benefit of $3 and $ 1 for the six months ended June 30, 2008 and 2007, respectively	32	(1)	(31)	(1)
Deferred gains on pension and other postretirement benefits, net of tax liability of $20 and $ 12 for the three months ended June 30, 2008 and 2007, respectively; and net of tax liability of $26 and $15 for the six months ended June 30, 2008 and 2007, respectively	40	23	63	58
Deferred gains/(losses) on available for sale securities, net of tax benefit of $3 and net of tax liability of $2 for the three months ended June 30, 2008 and 2007, respectively, and net of tax benefit of $1 for the six months ended June 30, 2008	(32)	3	(109)	—

Total Other Comprehensive Income/(Loss)	29	40	(51)	91

Comprehensive Income	$793	$746	$1,374	$1,487

RETAINED EARNINGS

Retained Earnings, January 1			$19,762	$19,845
Cumulative effect of adoption of FIN No. 48			—	27
Net Earnings			1,425	1,396
Cash dividends declared			(1,230)	(1,107)

Retained Earnings, June 30			$19,957	$20,161

The accompanying notes are an integral part of these financial statements.

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED BALANCE SHEETS

Dollars in Millions, Except Share and Per Share Data

(UNAUDITED)

	June 30, 2008	December 31, 2007
ASSETS

Current Assets:
Cash and cash equivalents	$4,047	$1,801
Marketable securities	355	424
Receivables, net of allowances of $136 in 2008 and $180 in 2007	4,469	4,240
Inventories, net	2,156	2,162
Deferred income taxes, net of valuation allowances	615	851
Prepaid expenses	386	310
Assets held for sale	808	560

Total Current Assets	12,836	10,348

Property, plant and equipment, net	5,403	5,650
Goodwill	4,877	4,998
Other intangible assets, net	1,245	1,330
Deferred income taxes, net of valuation allowances	2,545	2,716
Other assets	1,158	1,130

Total Assets	$28,064	$26,172

LIABILITIES

Current Liabilities:
Short-term borrowings	$1,799	$1,891
Accounts payable	1,628	1,442
Accrued expenses	2,822	2,951
Deferred income	742	447
Accrued rebates and returns	773	763
U.S. and foreign income taxes payable	80	296
Dividends payable	617	614
Accrued litigation liabilities	31	205
Liabilities related to assets held for sale	148	35

Total Current Liabilities	8,640	8,644

Pension liabilities and other postretirement liabilities	766	782
Deferred income	786	714
U.S. and foreign income taxes payable	547	537
Other liabilities	526	552
Long-term debt	6,021	4,381

Total Liabilities	17,286	15,610

Commitments and contingencies (Note 20)

STOCKHOLDERS’ EQUITY

Preferred stock, $ 2 convertible series: Authorized 10 million shares; issued and outstanding 5,692 in 2008 and 5,815 in 2007, liquidation value of $50 per share	—	—
Common stock, par value of $.10 per share: Authorized 4.5 billion shares; 2.2 billion issued in both 2008 and 2007	220	220
Capital in excess of par value of stock	2,775	2,722
Restricted stock	(92)	(97)
Accumulated other comprehensive loss	(1,512)	(1,461)
Retained earnings	19,957	19,762

	21,348	21,146
Less cost of treasury stock — 226 million common shares in 2008 and 2007	(10,570)	(10,584)

Total Stockholders’ Equity	10,778	10,562

Total Liabilities and Stockholders’ Equity	$28,064	$26,172

The accompanying notes are an integral part of these financial statements.

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollars in Millions

(UNAUDITED)

	Six Months Ended June 30,
	2008	2007
Cash Flows From Operating Activities:
Net earnings	$1,425	$1,396
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	328	249
Amortization	126	176
Deferred income tax expense	276	(207)
Stock-based compensation expense	88	67
Provision for restructuring	41	44
Gain on sale of product assets and businesses	(25)	(26)
Acquired in-process research and development	32	—
Impairment charges and asset write-offs	23	—
(Gain)/Loss on disposal of property, plant and equipment and investment in other companies	(12)	9
Equity income in excess of cash distributions from affiliates	(33)	(60)
Unfunded pension expense	87	103
Changes in operating assets and liabilities:
Receivables	(265)	(353)
Inventories	(78)	(143)
Prepaid expenses and other assets	(74)	(53)
Litigation settlement payments, net of insurance recoveries	(176)	—
Accounts payable and accrued expenses	279	309
Product liability	(9)	(21)
U.S. and foreign income taxes payable	(118)	(25)
Deferred income and other liabilities	4	361

Net Cash Provided by Operating Activities	1,919	1,826

Cash Flows From Investing Activities:
Proceeds from sale of marketable securities	257	8,243
Purchases of marketable securities	(323)	(8,512)
Additions to property, plant and equipment and capitalized software	(460)	(408)
Proceeds from disposal of property, plant and equipment and investment in other companies	64	23
Proceeds from sale of product assets and businesses	483	26
Purchase of Kosan Biosciences, Inc., net	(191)	—
Proceeds from sale and leaseback of properties	227	—
Other investments	(11)	(2)

Net Cash Provided by/(Used in) Investing Activities	46	(630)

Cash Flows From Financing Activities:
Short-term repayments	(99)	(37)
Long-term debt borrowings	1,579	—
Issuances of common stock under stock plans and excess tax benefits from share- based payment arrangements	4	295
Dividends paid	(1,230)	(1,103)

Net Cash Provided by/(Used in) Financing Activities	254	(845)

Effect of Exchange Rates on Cash and Cash Equivalents	27	10

Increase in Cash and Cash Equivalents	2,246	361
Cash and Cash Equivalents at Beginning of Period	1,801	2,018

Cash and Cash Equivalents at End of Period	$4,047	$2,379

The consolidated statements of cash flows include the activities of discontinued operations.

The accompanying notes are an integral part of these financial statements.

Note 1. Basis of Presentation and New Accounting Standards

Bristol-Myers Squibb Company (which may be referred to as Bristol-Myers Squibb, BMS or the Company) prepared these unaudited consolidated financial statements following the requirements of the Securities and Exchange Commission and United States (U.S.) generally accepted accounting principles (GAAP) for interim reporting. Under those rules, certain footnotes and other financial information that are normally required by GAAP for annual financial statements can be condensed or omitted. The Company is responsible for the consolidated financial statements included in this Form 10-Q. These consolidated financial statements include all normal and recurring adjustments necessary for a fair presentation of the Company’s financial position at June 30, 2008 and December 31, 2007, the results of its operations for the three and six months ended June 30, 2008 and 2007, and its cash flows for the six months ended June 30, 2008 and 2007. These unaudited consolidated financial statements and the related notes should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (2007 Form 10-K).

Revenues, expenses, assets and liabilities can vary during each quarter of the year. Accordingly, the results and trends in these unaudited consolidated financial statements may not be indicative of full year operating results. Certain prior period amounts have been reclassified to conform to the current period presentation.

The Company recognizes revenue when substantially all the risks and rewards of ownership have transferred to the customer. Generally, revenue is recognized at the time of shipment of products; however, for certain sales made by the Nutritionals segment and certain non-U.S. businesses in the Pharmaceuticals segment, revenue is recognized on the date of receipt by the purchaser. Revenues are reduced at the time of recognition to reflect expected returns that are estimated based on historical experience. Additionally, provisions are made at the time of revenue recognition for all discounts, rebates and estimated sales allowances based on historical experience updated for changes in facts and circumstances, as appropriate. Such provisions are recorded as a reduction of revenue.

In addition, the Company includes alliance revenue in net sales. The Company has agreements to promote pharmaceuticals discovered by other companies. Alliance revenue is based upon a percentage of the Company’s copromotion partners’ net sales and is earned when the related product is shipped by the copromotion partners and title passes to their customer.

The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant assumptions are employed in estimates used in determining values of intangible assets; restructuring charges and accruals; sales rebate and return accruals; legal contingencies; tax assets and tax liabilities; stock-based compensation; retirement and postretirement benefits (including the actuarial assumptions); financial instruments, including marketable securities with no observable market quotes; as well as in estimates used in applying the revenue recognition policy. Actual results may differ from the estimated results.

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

Effective January 1, 2008, the Company adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, which permits an entity to measure certain financial assets and financial liabilities at fair value. The objective of SFAS No. 159 is to improve financial reporting by allowing entities to mitigate volatility in reported earnings caused by the measurement of related assets and liabilities using different attributes, without having to apply complex hedge accounting provisions. Under SFAS No. 159, entities that elect the fair value option (by instrument) will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option election is irrevocable, unless a new election date occurs. SFAS No. 159 establishes presentation and disclosure requirements to help financial statement users understand the effect of the entity’s election on its earnings, but does not eliminate disclosure requirements of other accounting standards. Assets and liabilities that are measured at fair value must be displayed on the face of the balance sheet. The Company chose not to elect the fair value option for its financial assets and liabilities existing at January 1, 2008, and did not elect the fair value option on financial assets and liabilities transacted in the six months ended June 30, 2008. Therefore, the adoption of SFAS No. 159 had no impact on the Company’s consolidated financial statements.

Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements, for financial assets and liabilities and any other assets and liabilities carried at fair value. This pronouncement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. On November 14, 2007, the FASB agreed to a one-year deferral for the

Note 1. Basis of Presentation and New Accounting Standards (Continued)

implementation of SFAS No. 157 for other non-financial assets and liabilities. The Company’s adoption of SFAS No. 157 did not have a material effect on the Company’s consolidated financial statements for financial assets and liabilities and any other assets and liabilities carried at fair value.

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

Note 2. Alliances and Investments

Sanofi

The Company has agreements with Sanofi-Aventis (Sanofi) for the codevelopment and cocommercialization of AVAPRO*/AVALIDE* (irbesartan/irbesartan-hydrochlorothiazide), an angiotensin II receptor antagonist indicated for the treatment of hypertension and diabetic nephropathy, and PLAVIX* (clopidogrel), a platelet aggregation inhibitor. The worldwide alliance operates under the framework of two geographic territories; one in the Americas (principally the U.S., Canada, Puerto Rico and Latin American countries) and Australia and the other in Europe and Asia. Accordingly, two territory partnerships were formed to manage central expenses, such as marketing, research and development and royalties, and to supply finished product to the individual countries. In general, at the country level, agreements either to copromote (whereby a partnership was formed between the parties to sell each brand) or to comarket (whereby the parties operate and sell their brands independently of each other) are in place. The agreements expire on the later of (i) with respect to PLAVIX*, 2013 and, with respect to AVAPRO*/AVALIDE*, 2012 in the Americas and Australia and 2013 in Europe and Asia and (ii) the expiration of all patents and other exclusivity rights in the applicable territory. The Company acts as the operating partner for the territory covering the Americas and Australia and owns a 50.1% majority controlling interest in this territory. Sanofi’s ownership interest in this territory is 49.9%. As such, the Company consolidates all country partnership results for this territory and records Sanofi’s share of the results as a minority interest, net of taxes, which was $238 million and $189 million for the three months ended June 30, 2008 and 2007, respectively, and $464 million and $326 million for the six months ended June 30, 2008 and 2007, respectively. The Company recorded sales in this territory and in comarketing countries outside this territory (Germany, Italy, Spain and Greece) of $1,722 million and $1,486 million for the three months ended June 30, 2008 and 2007, respectively, and $3,335 million and $2,694 million for the six months ended June 30, 2008 and 2007, respectively.

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

Sanofi acts as the operating partner for the territory covering Europe and Asia and owns a 50.1% majority controlling interest in this territory. The Company’s ownership interest in this territory is 49.9%. The Company accounts for the investment in partnership entities in this territory under the equity method and records its share of the results in equity in net income of affiliates in the consolidated statement of earnings. The Company’s share of net income from these partnership entities before taxes was $162 million and $126 million for the three months ended June 30, 2008 and 2007, respectively, and $324 million and $249 million for the six months ended June 30, 2008 and 2007, respectively.

The Company routinely receives distributions of profits and provides funding for the ongoing operations of the partnerships in the territory covering Europe and Asia. These transactions are recorded as operating activities within the Company’s consolidated statements of cash flows.

The Company and Sanofi have an alliance for the copromotion of irbesartan. The Company recognized other income of $8 million in each of the three month periods ended June 30, 2008 and 2007, respectively, and $16 million in each of the six month periods ended June 30, 2008 and 2007, respectively, related to the amortization of deferred income associated with Sanofi’s $350 million payment to the Company for their acquisition of an interest in the irbesartan license for the United States upon formation of the alliance. The unrecognized portion of the deferred income amounted to $138 million and $154 million as of June 30, 2008 and December 31, 2007, respectively, and will continue to amortize through 2013, the expected expiration of the license.

Note 2. Alliances and Investments (Continued)

The following is the summarized financial information for the Company’s equity investments in the partnership with Sanofi for the territory covering Europe and Asia:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2008	2007	2008	2007
Net sales	$926	$752	$1,823	$1,485
Gross profit	708	582	1,391	1,147
Net income	328	252	660	507

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

The Company recorded total revenue for ABILIFY* of $529 million and $412 million for the three months ended June 30, 2008 and 2007, respectively, and $983 million and $778 million for the six months ended June 30, 2008 and 2007, respectively. The Company amortized into cost of products sold $2 million in each of the three month periods ended June 30, 2008 and 2007, respectively, and $4 million in each of the six month periods ended June 30, 2008 and 2007, respectively, for previously capitalized milestone payments. The unamortized capitalized payment balance is recorded in other intangible assets, and was $25 million as of June 30, 2008 and $29 million as of December 31, 2007, and will continue to amortize through 2012, the expected expiration of the agreement.

ImClone

The Company has a commercialization agreement expiring in September 2018 with ImClone Systems Incorporated (ImClone) for the codevelopment and copromotion of ERBITUX* (cetuximab) in the U.S. ERBITUX* is indicated for use in the treatment of patients with metastatic colorectal cancer and for use in the treatment of squamous cell carcinoma of the head and neck. Under the agreement, ImClone receives a distribution fee based on a flat rate of 39% of net sales in North America. In October 2007, the Company and ImClone amended their codevelopment agreement with Merck KGaA to provide for cocommercialization of ERBITUX* in Japan, which expires in 2032. ImClone has the ability to terminate the agreement after 2018 if it determines that it is commercially unreasonable for ImClone to continue. ERBITUX* received marketing approval in Japan in July 2008 for the use of ERBITUX* in treating patients with advanced or recurrent colorectal cancer.

The Company recorded net sales for ERBITUX* of $196 million and $162 million for the three months ended June 30, 2008 and 2007, respectively, and $383 million and $322 million for the six months ended June 30, 2008 and 2007, respectively. The Company amortized into cost of products sold $9 million in each of the three month periods ended June 30, 2008 and 2007, respectively, and $19 million in each of the six month periods ended June 30, 2008 and 2007, respectively, for previously capitalized milestone payments. The unamortized portion of the approval payments is recorded in other intangible assets, and was $378 million at June 30, 2008 and $397 million at December 31, 2007, and will continue to amortize through 2018, the remaining term of the agreement.

The Company acquired an investment in ImClone upon execution of the commercialization agreement. The Company accounts for its investment in ImClone under the equity method and records its share of the results adjusted for revenue recognized by ImClone for pre-approved milestone payments made by the Company prior to 2004 in equity in net income of affiliates in the consolidated statement of earnings. The Company recorded a net loss of $9 million and net income of $4 million for the three months ended June 30, 2008 and 2007, respectively, and a net loss of $5 million and net income of $9 million for the six months ended June 30, 2008 and 2007, respectively. The Company’s recorded investment and the market value of its holdings in ImClone common stock was $112 million and approximately $582 million as of June 30, 2008, respectively, and $114 million and approximately $619 million as of December 31, 2007, respectively. The Company holds 14.4 million shares of ImClone stock, representing approximately 17% of

Note 2. Alliances and Investments (Continued)

ImClone’s shares outstanding at both June 30, 2008 and December 31, 2007. On a per share basis, the carrying value of the ImClone investment and the closing market price of the ImClone shares as of June 30, 2008 were $7.80 and $40.46, respectively, compared to $7.92 and $43.00, respectively, as of December 31, 2007.

Gilead

The Company and Gilead Sciences, Inc. (Gilead) have a joint venture to develop and commercialize ATRIPLA* (efavirenz 600 mg/ emtricitabine 200 mg/ tenofovir disoproxil fumarate 300 mg), a once-daily single tablet three-drug regimen combining the Company’s SUSTIVA (efavirenz) and Gilead’s TRUVADA* (emtricitabine and tenofovir disoproxil fumarate), in the U.S., Canada and Europe. ATRIPLA* was approved by Health Canada in October 2007 and by the European Commission in December 2007 for commercialization in the 27 countries of the EU, as well as Norway and Iceland.

Gilead records 100% of ATRIPLA* revenues and consolidates the results of the joint venture in its operating results. The Company records revenue for the bulk efavirenz component of ATRIPLA* upon sales of that product by the joint venture with Gilead to third-party customers. The Company’s revenue for the efavirenz component is determined by applying a percentage to ATRIPLA* revenue, which approximates revenue for the SUSTIVA brand. The Company recorded efavirenz revenues of $131 million and $79 million for the three months ended June 30, 2008 and 2007, respectively, and $250 million and $149 million for the six months ended June 30, 2008 and 2007, respectively, related to ATRIPLA* sales. The Company accounts for its participation in the U.S. joint venture under the equity method of accounting and records its share of the joint venture results in equity in net income of affiliates in the consolidated statement of earnings. The Company recorded an equity loss on the joint venture with Gilead of $2 million and $3 million for the three months ended June 30, 2008 and 2007, respectively, and $4 million and $5 million for the six months ended June 30, 2008 and 2007, respectively.

AstraZeneca

In January 2007, the Company entered into two worldwide (except for Japan) codevelopment and cocommercialization agreements with AstraZeneca PLC (AstraZeneca), one for the codevelopment and cocommercialization of saxagliptin, a DPP-IV inhibitor (Saxagliptin Agreement), and one for the codevelopment and cocommercialization of dapagliflozin, a sodium-glucose contransporter-2 (SGLT2) inhibitor (SGLT2 Agreement). Both compounds are being studied for the treatment of diabetes and were discovered by the Company. Under the terms of the agreements, the Company received from AstraZeneca an upfront payment of $100 million in January 2007, which was deferred and is being recognized over the useful life of the products into other income. The Company amortized into other income $2 million of upfront payments in each of the three month periods ended June 30, 2008 and 2007, respectively, and $4 million in each of the six month periods ended June 30, 2008 and 2007, respectively. The unamortized portion of the upfront payments was $89 million as of June 30, 2008 and $93 million as of December 31, 2007. Milestone payments are expected to be received by the Company upon the successful achievement of various development and regulatory events as well as sales-related milestones. Under the Saxagliptin Agreement, the Company could receive up to $300 million if all development and regulatory milestones are met and up to an additional $300 million if all sales-based milestones are met. Under the SGLT2 Agreement, the Company could receive up to $350 million if all development and regulatory milestones are met and up to an additional $300 million if all sales-based milestones are met. Under each agreement, the Company and AstraZeneca also share in development and commercialization costs. The majority of development costs under the initial development plans through 2009 will be paid by AstraZeneca and any additional development costs will generally be shared equally. The Company records development costs related to saxagliptin and dapagliflozin net of AstraZeneca’s share in research and development expenses. Under each agreement, the two companies will jointly develop the clinical and marketing strategy and share commercialization expenses and profits/losses equally on a global basis, excluding Japan, and the Company will manufacture both products.

Pfizer

In April 2007, the Company and Pfizer Inc. (Pfizer) entered into a worldwide codevelopment and cocommercialization agreement for apixaban, an anticoagulant discovered by the Company being studied for the prevention and treatment of a broad range of venous and arterial thrombotic conditions. In accordance with the terms of the agreement, Pfizer made an upfront payment of $250 million to the Company in May 2007, which was deferred and is being recognized over the life of the agreement into other income. In December 2007, the Company and Pfizer agreed to include Japan in the worldwide agreement. In connection with the Japan agreement, Pfizer made an additional upfront payment of $40 million in December 2007 which was deferred and is being recognized over the useful life of the product into other income. The Company amortized into other income $4 million and $3 million of the upfront payments for the three months ended June 30, 2008 and 2007, respectively, and $9 million and $3 million for the six months ended June 30, 2008 and 2007, respectively. The unamortized portion of the upfront payments was $270 million as of June 30, 2008 and $279 million as of December 31, 2007. Pfizer will fund 60% of all development costs effective January 1, 2007 going forward, and the Company will fund 40%. The Company records apixaban development costs net of Pfizer’s share in research and development expenses. The Company may also receive additional payments of up to $780 million from Pfizer based on development and regulatory milestones.

Note 2. Alliances and Investments (Continued)

The companies will jointly develop the clinical and marketing strategy, will share commercialization expenses and profits/losses equally on a global basis, and will manufacture product under this arrangement.

Note 3. Restructuring

In December 2007, the Company announced a three-year plan to fundamentally change the way it runs its business to meet the challenges of a changing business environment and to take advantage of the diverse opportunities in the marketplace as the Company is transformed into a next-generation biopharmaceutical company. With its previously announced Productivity Transformation Initiative (PTI), the Company aims to achieve a culture of continuous improvement that will enhance its efficiency, effectiveness and competitiveness and substantially improve its cost base. As part of the overall PTI initiative, the Company incurred charges of $109 million and $222 million, in the three and six months ended June 30, 2008, respectively. Included in these charges are net termination benefits of $30 million and $39 million for the three and six months ended June 30, 2008, respectively and other exit costs of $2 million for the six months ended June 30, 2008. The PTI charges are primarily included in cost of goods sold; marketing, selling and administrative; and provision for restructuring.

2008 Activities

In the second quarter of 2008, the Company recorded pre-tax termination benefits, net of adjustments, of $30 million. The net charges include $27 million relating to termination benefits for workforce reductions of approximately 170 manufacturing, selling and administrative personnel, primarily in the U.S. and Europe. These charges were increased by $3 million of adjustments reflecting net changes in estimates for restructuring actions taken in prior periods.

The following table presents detail of the charges by segment and Corporate/Other, as well as the type of charge for the three months ended June 30, 2008.

Termination Benefits
Dollars in Millions
Pharmaceuticals	$21
Nutritionals	1
Corporate/Other	5

Subtotal	27
Changes in estimates	3

Provision for restructuring, net	$30

In the six months ended June 30, 2008, the Company recorded pre-tax termination benefits and other exit costs, net of adjustments, of $41 million relating to workforce reductions of approximately 370 manufacturing, selling and administrative personnel, primarily in the U.S., Puerto Rico and Europe.

The following table presents detail of the charges by segment and Corporate/Other, as well as the type of charge for the six months ended June 30, 2008. The Company expects to substantially complete these activities by the end of 2008.

	Termination Benefits	Other Exit Costs	Total
Dollars in Millions
Pharmaceuticals	$32	$1	$33
Nutritionals	2	—	2
Corporate/Other	6	—	6

Subtotal	40	1	41
Changes in estimates	(1)	1	—

Provision for restructuring, net	$39	$2	$41

Note 3. Restructuring (Continued)

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

The following table presents detail of the charges by segment and Corporate/Other, as well as the type of charge for the three months ended June 30, 2007.

Termination Benefits
Dollars in Millions
Pharmaceuticals	$5
Nutritionals	1
Corporate/Other	3

Subtotal	9
Changes in estimates	(2)

Provision for restructuring, net	$7

In the six months ended June 30, 2007, the Company recorded a pre-tax charge of $44 million related to the termination benefits and other related costs for workforce reductions and streamlining of worldwide operations of approximately 450 selling and administrative personnel primarily in the U.S., Latin America and Europe.

The following table presents detail of the charges by segment and Corporate/Other, as well as the type of charge for the six months ended June 30, 2007. The Company substantially completed these activities by mid-2008.

	Termination Benefits	Other Exit Costs	Total
Dollars in Millions
Pharmaceuticals	$30	$—	$30
Nutritionals	1	—	1
Corporate/Other	12	1	13

Provision for restructuring, net	$43	$1	$44

Restructuring charges and spending against liabilities associated with prior and current actions are as follows:

	Termination Liability	Other Exit Cost Liability	Total
Dollars in Millions
Balance at January 1, 2007	$74	$1	$75
Charges	188	1	189
Spending	(88)	(3)	(91)
Changes in estimates	(6)	—	(6)

Balance at December 31, 2007	168	(1)	167
Charges	40	1	41
Spending	(79)	(1)	(80)
Changes in estimates	(1)	1	—

Balance at June 30, 2008	$128	$—	$128

In addition to these charges, the Company recorded $27 million and $13 million of accelerated depreciation charges primarily related to its rationalization of the Company’s manufacturing network for the three months ended June 30, 2008 and 2007, respectively, and $98 million and $29 million for the six months ended June 30, 2008 and 2007, respectively. These charges were primarily recorded in cost of products sold on the consolidated statement of earnings and primarily related to the Pharmaceuticals segment.

Note 4. Acquisitions and Divestitures

On June 26, 2008, the Company completed the acquisition of Kosan Biosciences Inc. (Kosan), a cancer therapeutics company with a library of novel compounds, including Hsp90 inhibitors for cancer and microtubule stabilizers, which may have additional potential in neurodegenerative diseases, for a net purchase price of approximately $191 million. The transaction was accounted for under the purchase method of accounting and therefore the excess purchase price over the fair value of the net assets acquired per the preliminary valuation was allocated to goodwill. In connection with this transaction, the Company recorded approximately $32 million in acquisition-related in-process research and development charges.

On April 24, 2008, the Company announced plans to file a registration statement by the end of 2008 to sell approximately 10% and no more than 20% of Mead Johnson Nutritionals through an initial public offering and to retain at least an 80% equity interest in the new company as part of the Company’s overall business portfolio for the foreseeable future. After extensively considering strategic options, management believes this plan will allow Mead Johnson Nutritionals to implement its growth plan, increase shareholder value, and maintain its important financial contribution to the Company. The execution of the plan is dependent upon and subject to a number of factors and uncertainties including business and market conditions.

Note 5. Discontinued Operations

On May 2, 2008, the Company entered into a definitive agreement with Nordic Capital Fund VII and Avista Capital Partners L.P. (Avista) for the sale of its ConvaTec business, for a purchase price of approximately $4.1 billion, subject to customary post-closing adjustments. The closing of the transaction is expected in August 2008. The results of the ConvaTec business, which previously were reported as a separate operating segment, are included in earnings from discontinued operations, net of tax, for all periods presented. The net assets associated with the ConvaTec business, totaling approximately $660 million, have been reclassified to assets and liabilities held for sale as of June 30, 2008.

The decision to sell the ConvaTec business triggered re-measurement of the U.S. pension plans obligations and assets resulting in a curtailment loss of $3 million and special termination benefits of $13 million. These losses are included in discontinued operations.

In January 2008, the Company completed the sale of Bristol-Myers Squibb Medical Imaging to Avista for a gross purchase price of approximately $525 million, before post-closing working capital adjustments and transaction costs, resulting in a pre-tax gain of $25 million and an after-tax loss of $43 million, which are included in discontinued operations. The results of the Medical Imaging business are included in earnings from discontinued operations, net of tax, for all periods presented. The net assets associated with the Medical Imaging business, totaling approximately $525 million were reclassified to assets and liabilities held for sale as of December 31, 2007.

For a period of time, the Company will continue to generate cash flows and to report income statement activity in earnings from discontinued operations, net of tax, associated with both the ConvaTec and the Medical Imaging businesses. The activities that give rise to these cash flows and income statement activities are transitional in nature and generally result from agreements that are intended to facilitate the orderly transfer of business operations. The agreements include, among others, services for accounting, customer service, distribution and manufacturing. These activities for both the ConvaTec and the Medical Imaging businesses are not expected to be material to the Company’s results of operations or cash flows. The ConvaTec agreements extend for periods generally less than 24 months, with the majority ranging between six and 18 months from the transaction close date, subject, in certain cases to limited extensions. The Medical Imaging agreements extend for periods generally less than 24 months, with the majority ranging between three and six months from the transaction close date, subject in certain cases to closing extensions.

Note 5. Discontinued Operations (Continued)

The following summarized financial information related to the ConvaTec and Medical Imaging businesses has been segregated from continuing operations and reported as discontinued operations through the date of disposition and does not reflect the costs of certain services provided to ConvaTec and Medical Imaging. Such costs, which were not allocated by the Company to ConvaTec and Medical Imaging, were for services, which included, without limitation, legal counsel, insurance, external audit fees, payroll processing, certain human resource services and information technology systems support.

	Three Months Ended June 30, 2008			Three Months Ended June 30, 2007
Dollars in Millions	ConvaTec	Medical Imaging	Total	ConvaTec	Medical Imaging	Total
Net sales	$322	$8	$330	$287	$170	$457

Earnings from discontinued operations:
Earnings before income taxes	$83	$1	$84	$94	$78	$172
Curtailment losses and special termination benefits	16	—	16	—	—	—
Provision for income taxes	26	—	26	32	22	54

Earnings from discontinued operations, net of taxes	$41	$1	$42	$62	$56	$118

	Six Months Ended June 30, 2008			Six Months Ended June 30, 2007
Dollars in Millions	ConvaTec	Medical Imaging	Total	ConvaTec	Medical Imaging	Total
Net sales	$612	$26	$638	$540	$330	$870

Earnings from discontinued operations:
Earnings before income taxes	$166	$5	$171	$173	$143	$316
Curtailment losses and special termination benefits	16	—	16	—	—	—
Provision for income taxes	55	1	56	60	40	100

Earnings from discontinued operations, net of taxes	$95	$4	$99	$113	$103	$216

The consolidated statement of cash flows includes the ConvaTec and Medical Imaging businesses through the date of disposition. The Company uses a centralized approach to the cash management and financing of its operations and, accordingly, debt was not allocated to these businesses.

The following table includes ConvaTec assets and liabilities that have been segregated and classified as assets and liabilities held for sale, as appropriate, in the consolidated balance sheet as of June 30, 2008. The amounts presented below were adjusted to exclude cash and intercompany receivables and payables between the businesses held for sale and the Company, which were excluded from the divestiture.

Dollars in millions	June 30, 2008
ConvaTec
Assets
Receivables, net of allowances of $25	$165
Inventories, net	148
Other assets	22
Property, plant and equipment, net	172
Goodwill	280
Other intangible assets, net	21

Total assets held for sale	808

Liabilities
Accounts payable	77
Accrued liabilities	71

Total liabilities related to assets held for sale	148

Net assets held for sale	$660

Note 5. Discontinued Operations (Continued)

The following table includes Medical Imaging assets and liabilities that have been segregated and classified as assets and liabilities held for sale, as appropriate, in the consolidated balance sheet as of December 31, 2007. The amounts presented below were adjusted to exclude cash and intercompany receivables and payables between the business held for sale and the Company, which were excluded from the divestiture. In addition, goodwill at December 31, 2007 of $2 million has been excluded from the following summary of net assets held for sale and was considered in determining the pre-tax gain on sale in the first quarter of 2008. These assets are not generating operating results or cash flow activities and were included in the table below as assets held for sale at December 31, 2007.

Dollars in millions	December 31, 2007
Medical Imaging
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

	Three Months Ended June 30,		Six Months Ended June 30,
Amounts in Millions, Except Per Share Data	2008	2007	2008	2007
Basic:
Net Earnings from Continuing Operations	$722	$588	$1,369	$1,180

Discontinued Operations:
Earnings, net of taxes	42	118	99	216
Loss on Disposal, net of taxes	—	—	(43)	—

Net Earnings	$764	$706	$1,425	$1,396

Basic Earnings Per Share:
Average Common Shares Outstanding - Basic	1,977	1,968	1,976	1,965

Net Earnings from Continuing Operations	$0.37	$0.30	$0.69	$0.60

Discontinued Operations:
Earnings, net of taxes	0.02	0.06	0.05	0.11
Loss on Disposal, net of taxes	—	—	(0.02)	—

Net Earnings per Common Share	$0.39	$0.36	$0.72	$0.71

Diluted:
Net Earnings from Continuing Operations	$722	$588	$1,369	$1,180
Interest expense on conversion of convertible debt, net of taxes	4	9	12	18

Net Earnings from Continuing Operations used for Diluted Earnings per Common Share Calculation	726	597	1,381	1,198
Discontinued Operations:
Earnings, net of taxes	42	118	99	216
Loss on Disposal, net of taxes	—	—	(43)	—

Net Earnings	$768	$715	$1,437	$1,414

Diluted Earnings Per Share:
Average Common Shares Outstanding	1,977	1,968	1,976	1,965
Conversion of convertible debt	29	29	29	29
Incremental shares outstanding assuming the exercise/vesting of dilutive stock options/restricted stock	2	9	2	8

Average Common Shares Outstanding - Diluted	2,008	2,006	2,007	2,002

Net Earnings from Continuing Operations	$0.36	$0.30	$0.69	$0.60

Discontinued Operations:
Earnings, net of taxes	0.02	0.06	0.05	0.11
Loss on Disposal, net of taxes	—	—	(0.02)	—

Net Earnings per Common Share	$0.38	$0.36	$0.72	$0.71

Weighted-average shares issuable upon the exercise of stock options, which were not included in the diluted earnings per share calculation because they were anti-dilutive, were 143 million and 85 million for the three months ended June 30, 2008 and 2007, respectively, and 142 million and 80 million for the six months ended June 30, 2008 and 2007, respectively.

Note 7. Other (Income)/Expense, Net

The components of other (income)/expense, net were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Dollars in Millions
Interest expense	$80	$107	$153	$216
Interest income	(31)	(62)	(74)	(115)
Foreign exchange transaction (gains)/losses	(2)	(5)	17	3
Other, net	(60)	(41)	(77)	(83)

Other (income)/expense, net	$(13)	$(1)	$19	$21

Interest expense was decreased by net interest swap gains of $15 million and $22 million for the three and six months ended June 30, 2008, respectively, and increased by net interest swap losses of $3 million and $4 million for the three and six months ended June 30, 2007, respectively. Interest income relates primarily to cash, cash equivalents and investments in marketable securities. Other, net includes income from third-party contract manufacturing, certain royalty income and expense, gains on sale of marketable securities, impairment of marketable securities, gains and losses on disposal of property, plant and equipment, certain other litigation matters and deferred income recognized.

Note 8. Income Taxes

The effective income tax rate on earnings from continuing operations before minority interest and income taxes was 21.1% and 24.2% for the three and six months ended June 30, 2008, respectively, compared to 20.6% and 13.8% for the three and six months ended June 30, 2007, respectively. The higher tax rate in the three months ended June 30, 2008 compared to the same period in 2007 was primarily due to earnings mix in high tax jurisdictions in 2008 and the benefit of the research and development credit in 2007, which expired on December 31, 2007. The tax rate for the six months ended June 30, 2007 was favorably impacted due to a tax benefit of $105 million in the first quarter of 2007. This benefit related to the favorable resolution of certain tax matters with the Internal Revenue Service related to the deductibility of litigation settlement expenses and U.S. foreign tax credits claimed. The tax rate for the three and six months ended June 30, 2008 was favorably impacted by a benefit of $91 million of tax related to the effective settlement of the 2002-2003 audit with the Internal Revenue Service. The effective settlement was related to the Joint Committee of Congress approval of a Foreign Tax Credit Carrryback Claim to 2000 and 2001. The company anticipates receiving a cash refund of $430 million, including interest, in the third quarter.

U.S. income taxes have not been provided on the earnings of certain low tax non-U.S. subsidiaries that are not projected to be distributed this year since the Company has invested or expects to invest such earnings indefinitely offshore. If, in the future, these earnings are repatriated to the U.S., or if the Company determines such earnings will be remitted in the foreseeable future, additional tax provisions would be required.

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

Under FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FAS 109, the Company classifies interest expense and penalties related to unrecognized tax benefits as income tax expense. The Company is currently under examination by a number of tax authorities, including all of the major jurisdictions listed in the table below, which have potential adjustments to tax for issues such as transfer pricing, certain tax credits and the deductibility of certain expenses. The Company anticipates that it is reasonably possible that the total amount of unrecognized tax benefits at June 30, 2008 will decrease in the range of approximately $175 million to $215 million in the next 12 months as a result of the settlement of certain tax audits and other events. The range of settlement in the second quarter is consistent with the year end disclosure due to the effective settlement with the Internal Revenue Service as discussed above, and a reduction in uncertain tax positions with respect to a filing position of a foreign subsidiary that is not anticipated to affect the effective tax rate. The remainder of the change in unrecognized tax benefits, primarily settlement related, will involve the payment of additional taxes, the adjustment of certain deferred taxes, and/or the recognition of tax benefits. The Company also anticipates that it is reasonably possible that new issues will be raised by tax authorities which may require increases to the balance of unrecognized tax benefits. However, an estimate of such increases cannot reasonably be made.

Note 8. Income Taxes (Continued)

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

U.S.	2002 to 2008
Canada	2001 to 2008
France	2004 to 2008
Germany	1999 to 2008
Italy	2002 to 2008
Mexico	2003 to 2008

Note 9. Fair Value Measurement

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

Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

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

Note 9. Fair Value Measurement (Continued)

Financial assets and liabilities carried at fair value as of June 30, 2008 are classified in the table below in one of the three categories described above:

	Level 1	Level 2	Level 3	Total
Dollars in Millions
U.S. Treasury T-Bills	$541	$—	$—	$541
Equity Securities	24	—	—	24
U.S. Treasury-Backed Securities	—	2,612	—	2,612
Interest Rate Swap Derivative Assets	—	86	—	86
Foreign Exchange Derivative Assets	—	11	—	11
Natural Gas Forward Contracts	—	4	—	4
Auction Rate Securities	—	—	294	294
Floating Rate Securities	—	—	187	187

Total assets at fair value (1)	$565	$2,713	$481	$3,759

	Level 1	Level 2	Level 3	Total
Dollars in Millions
Interest Rate Swap Derivative Liabilities	$—	$166	$—	$166
Foreign Exchange Derivative Liabilities	—	85	—	85
Forward Starting Interest Rate Swaps (2)	—	—	—	—

Total liabilities at fair value (1)	$—	$251	$—	$251

(1)	The Company chose not to elect the fair value option as prescribed by SFAS No. 159 for its financial assets and liabilities that had not been previously carried at fair value. Therefore, material financial assets and liabilities not carried at fair value, such as the Company’s investment in ImClone, short- and long-term debt obligations and trade accounts receivable and payable are still reported at their carrying values.
(2)	The Company settled the Forward Starting Interest Rate Swap on April 30, 2008 upon the issuance of the 2038 senior Notes at a loss of $19 million. This loss is recorded in other comprehensive income (OCI) and is being amortized over the remaining life of the 2038 senior Notes.

Due to the lack of observable market quotes on the Company’s auction rate securities (ARS) portfolio, the Company utilizes valuation models that rely exclusively on Level 3 inputs including those that are based on expected cash flow streams and collateral values, including assessments of counterparty credit quality, default risk underlying the security, discount rates and overall capital market liquidity. The valuation of the Company’s ARS investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact the Company’s valuation include changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity. During the three months ended June 30, 2008, the Company sold the portion of its ARS portfolio that contained sub-prime mortgages as its underlying collateral for $45 million, for a gain of $2 million.

The Company’s floating rate securities (FRS) are primarily rated AA/A2 or better. FRS are long-term debt securities with coupons that are reset periodically against a benchmark interest rate. The underlying assets of the FRS consist primarily of consumer loans, auto loans, collateralized loan obligations, monoline securities, asset-backed securities, and corporate bonds and loans. In the latter part of 2007, the general FRS market became less liquid or active due to the continuing credit and liquidity concerns. As a result, there is no availability of observable market quotes in the active market (level 1 inputs) or market quotes on similar or identical assets or liabilities, or inputs that are derived principally from or corroborated by observable market data by correlation or other means (level 2 inputs). The Company marks-to-market its FRS based on the average of the available indicative price quotes from brokers. Those indicative price quotes represent the individual broker’s own assessments based on similar assets as well as using valuation techniques and analyzing the underlying assets of FRS. Due to the current lack of an active market for the Company’s FRS and the general lack of transparency into their underlying assets, the Company also relies on other qualitative analysis including discussions with brokers and fund managers, default risk underlying the security and overall capital market liquidity (level 3 inputs) to value its FRS portfolio. During the three months ended June 30, 2008, the Company received $2 million as a return of principal on one of its FRS holdings.

Note 9. Fair Value Measurement (Continued)

For financial assets and liabilities that utilize Level 1 and Level 2 inputs, the Company utilizes both direct and indirect observable price quotes, including LIBOR and EURIBOR yield curves, foreign exchange forward prices, bank price quotes for forward starting swaps, NYMEX futures pricing and common stock price quotes. Below is a summary of valuation techniques for Level 1 and Level 2 financial assets and liabilities:

•	U.S. Treasury T-Bills and Treasury-Backed Securities – valued at the quoted market price from broker or dealer quotations or transparent pricing sources at the reporting date.

•	Equity securities – valued using quoted stock prices from New York Stock Exchange or National Association of Securities Dealers Automated Quotation System at the reporting date.

•

Interest rate swap derivative assets and liabilities – valued using LIBOR and EURIBOR yield curves at the reporting date. Counterparties to these contracts are highly-rated financial institutions, none of which experienced any significant downgrades in the six months ended June 30, 2008 that would reduce the receivable amount owed, if any, to the Company.

•

Foreign exchange derivative assets and liabilities – valued using quoted forward foreign exchange prices at the reporting date. Counterparties to these contracts are highly-rated financial institutions, none of which experienced any significant downgrades in the six months ended June 30, 2008 that would reduce the receivable amount owed, if any, to the Company.

•

Natural gas forward contracts – valued using NYMEX futures prices for natural gas at the reporting date. Counterparties to these contracts are highly-rated financial institutions, none of which experienced any significant downgrades in the six months ended June 30, 2008 that would reduce the receivable amount owed, if any, to the Company.

•

Forward starting interest rate swaps – valued using third party bank valuation rate at the reporting date. Counterparties to these contracts are highly-rated financial institutions, none of which experienced any significant downgrades in the six months ended June 30, 2008 that would reduce the receivable amount owed, if any, to the Company.

Although the Company has not elected the fair value option for financial assets and liabilities existing at January 1, 2008 or transacted in the six months ended June 30, 2008, any future transacted financial asset or liability will be evaluated for the fair value election as prescribed by SFAS No. 159 and will be fair valued under the provisions of SFAS No. 157. The Company did not elect the fair value option for the $1.6 billion senior notes issued on May 1, 2008.

Note 10. Marketable Securities

The following tables summarize the Company’s current and non-current marketable securities, which include U.S. dollar-denominated FRS and ARS, both of which are accounted for as available for sale debt securities.

June 30, 2008	Cost	Fair Value	Carrying Value	Unrealized Loss in Accumulated OCI
Dollars in Millions
Current
Floating rate securities	$118	$95	$95	$(23)
U.S. Treasury Bills	189	189	189	—
Other	71	71	71	—

Total current	$378	$355	$355	$(23)

Non-current
Available for sale
Auction rate securities	$464	$294	$294	$(170)
Floating rate securities	141	92	92	(49)

Total non-current	$605	$386	$386	$(219)

December 31, 2007	Cost	Fair Value	Carrying Value	Unrealized Loss in Accumulated OCI
Dollars in Millions
Current
Floating rate securities	$362	$337	$337	$(25)
Other	87	87	87	—

Total current	$449	$424	$424	$(25)

Non-current
Available for sale
Auction rate securities (a)	$811	$419	$419	$(117)

Total non-current	$811	$419	$419	$(117)

(a)	The Company recorded a pre-tax other-than-temporary impairment charge of $275 million in earnings at December 31, 2007 related to these securities.

The following table summarizes the activity for those financial assets where fair value measurements are estimated utilizing Level 3 inputs (ARS and FRS).

		Non-current
	Current FRS	FRS	ARS	Total
Dollars in Millions
Carrying value as of January 1, 2008	$337	$—	$419	$756
Settlements	(103)	—	(49)	(152)
Transfers between current and non-current	(104)	104	—	—
Total losses
Included in earnings	—	—	(23)	(23)
Included in other comprehensive income	(35)	(12)	(53)	(100)

Carrying value as of June 30, 2008	$95	$92	$294	$481

On December 31, 2007, the Company’s carrying value in FRS amounted to $337 million. In the three and six months ended June 30, 2008, the Company received $2 million and $103 million, respectively, of principal at par primarily on FRS that matured in March 2008. In the six months ended June 30, 2008, the Company reduced the carrying value of the remaining FRS by $47 million to $187 million. The Company assessed this decline in fair market value to be temporary, and recorded the decline as an unrealized loss in accumulated OCI. In addition, in the first quarter of 2008, the Company reclassified $104 million of the remaining FRS with maturity dates beyond 2009 from current assets to non-current assets, as the Company expects these FRS to recover their full or substantial values beyond the next 12 months due to liquidity concerns and the continued uncertainty in the capital markets and worsening of liquidity concerns.

On December 31, 2007, the Company’s carrying value in ARS amounted to $419 million. In the first quarter of 2008, the Company received $4 million at par value of partial calls on its ARS. In the first quarter of 2008, the Company recorded an impairment charge of $25 million on ARS that were previously assessed as other-than-temporarily impaired. In the three months ended June 30, 2008, the Company sold the portion of its ARS portfolio that contained sub-prime mortgages as its underlying collateral for $45 million, for a gain of $2 million. In the six months ended June 30, 2008, the Company further reduced the carrying value of the remaining ARS by $53 million to $294 million. The Company assessed this decline in fair market value to be temporary, and recorded the decline as an unrealized loss in accumulated OCI.

Note 11. Receivables

The major categories of receivables were as follows:

Dollars in Millions	June 30, 2008	December 31, 2007
Trade receivables	$2,625	$2,805
Miscellaneous receivables	1,980	1,615

	4,605	4,420
Less allowances	136	180

Receivables, net	$4,469	$4,240

Miscellaneous receivables as of June 30, 2008 and December 31, 2007 include $1,275 million and $824 million, respectively, of receivables from alliance partners. Miscellaneous receivables as of June 30, 2008 and December 31, 2007 also included $502 million and $472 million, respectively, of income tax refund claims. For additional information on the Company’s alliance partners, see “—Note 2. Alliances and Investments.”

Note 12. Inventories

The major categories of inventories were as follows:

Dollars in Millions	June 30, 2008	December 31, 2007
Finished goods	$882	$904
Work in process	784	834
Raw and packaging materials	490	424

Inventories, net	$2,156	$2,162

Note 13. Property, Plant and Equipment

The major categories of property, plant and equipment were as follows:

Dollars in Millions	June 30, 2008	December 31, 2007
Land	$152	$185
Buildings	4,601	4,696
Machinery, equipment and fixtures	4,278	4,418
Construction in progress	715	915

	9,746	10,214
Less accumulated depreciation	4,343	4,564

Property, plant and equipment, net	$5,403	$5,650

Note 14. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by segment for the six months ended June 30, 2008 were as follows:

Dollars in Millions	Pharmaceuticals Segment	Nutritionals Segment	ConvaTec/ Medical Imaging	Total
Balance at January 1, 2008	$4,603	$113	$282	$4,998
Adjustments:
Reduction due to sale of Medical Imaging	—	—	(2)	(2)
Purchase price and allocation adjustments	161	—	—	161
Reclassification of ConvaTec to held for sale	—	—	(280)	(280)

Balance at June 30, 2008	$4,764	$113	$—	$4,877

Goodwill of $161 million was recorded during the six months ended June 30, 2008 by the Pharmaceuticals segment as a result of the acquisition of Kosan. See “— Note 4. Acquisitions and Divestitures” for further detail.

Note 14. Goodwill and Other Intangible Assets (continued)

As of June 30, 2008 and December 31, 2007, other intangible assets consisted of the following:

Dollars in Millions	June 30, 2008	December 31, 2007
Patents/Trademarks	$158	$179
Less accumulated amortization	100	99

Patents/Trademarks, net	58	80

Licenses	655	663
Less accumulated amortization	230	215

Licenses, net	425	448

Technology	1,214	1,214
Less accumulated amortization	715	660

Technology, net	499	554

Capitalized Software	967	917
Less accumulated amortization	704	669

Capitalized Software, net	263	248

Other intangible assets, net	$1,245	$1,330

Amortization expense for other intangible assets for the three months ended June 30, 2008 and 2007 was $61 million and $88 million, respectively, and for the six months ended June 30, 2008 and 2007 was $126 million and $176 million, respectively. Included in the amortization expense for the six months ended June 30, 2008 was $1 million of amortization expense related to the ConvaTec discontinued operations. Included in the amortization expense for the three and six months ended June 30, 2007 was $17 million and $34 million, respectively, of amortization expense related to Medical Imaging discontinued operations and $1 million and $2 million, respectively, of amortization expense related to the ConvaTec discontinued operations.

Expected amortization expense related to the June 30, 2008 net carrying amount of other intangible assets follows:

Years Ending December 31:	Dollars in Millions
2008 (six months)	$123
2009	232
2010	222
2011	204
2012	165
Later Years	299

Note 15. Accumulated Other Comprehensive Income/(Loss)

The accumulated balances related to each component of other comprehensive income/(loss), net of taxes, were as follows:

Dollars in Millions	Foreign Currency Translation	Deferred Income/(Loss) on Effective Hedges	Deferred Charges on Pension and Other Postretirement Benefits	Available for Sale Securities	Accumulated Other Comprehensive Income/(Loss)
Balance at January 1, 2007	$(424)	$(23)	$(1,211)	$13	$(1,645)
Other comprehensive income/(loss)	34	(1)	58	—	91

Balance at June 30, 2007	$(390)	$(24)	$(1,153)	$13	$(1,554)

Balance at January 1, 2008	$(325)	$(37)	$(973)	$(126)	$(1,461)
Other comprehensive income/(loss)	26	(31)	63	(109)	(51)

Balance at June 30, 2008	$(299)	$(68)	$(910)	$(235)	$(1,512)

Note 16. Business Segments

The Company has two reportable segments—Pharmaceuticals and Nutritionals. The Pharmaceuticals segment is comprised of the global pharmaceutical and international consumer medicines business. The Nutritionals segment consists of Mead Johnson Nutritionals, primarily an infant formula business and children’s nutritionals business.

The following table summarizes the Company’s net sales and earnings before minority interest and income taxes by business segment.

	Three Months Ended June 30,				Six Months Ended June 30,
	Net Sales		Earnings Before Minority Interest and Income Taxes		Net Sales		Earnings Before Minority Interest and Income Taxes
Dollars in Millions	2008	2007	2008	2007	2008	2007	2008	2007
Pharmaceuticals	$4,475	$3,851	$1,220	$1,005	$8,663	$7,308	$2,449	$1,830
Nutritionals	728	620	214	167	1,431	1,226	445	340

Total Segments	5,203	4,471	1,434	1,172	10,094	8,534	2,894	2,170
Corporate/Other	—	—	(213)	(187)	—	—	(466)	(412)

Total	$5,203	$4,471	$1,221	$985	$10,094	$8,534	$2,428	$1,758

Corporate/Other consists principally of interest income, interest expense, certain administrative expenses and allocations to the business segments of certain corporate programs, impairment of ARS, deferred income recognized from collaboration agreements, restructuring charges and other litigation matters.

Net sales of the Company’s key products were as follows:

	Sales by Products
	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2008	2007	2008	2007
Pharmaceuticals
Cardiovascular
PLAVIX*	$1,387	$1,189	$2,695	$2,127
AVAPRO*/AVALIDE*	335	297	640	567
PRAVACHOL	69	132	142	267
Virology
REYATAZ	324	254	621	517
SUSTIVA Franchise (total revenue)	282	233	555	459
BARACLUDE	136	59	244	104
Oncology
ERBITUX*	196	162	383	322
TAXOL	101	95	195	206
SPRYCEL	76	35	142	56
IXEMPRA	26	—	51	—
Affective (Psychiatric) Disorders
ABILIFY* (total revenue)	529	412	983	778
Immunoscience
ORENCIA	106	55	193	96
Other Pharmaceuticals	908	928	1,819	1,809

Total Pharmaceuticals	4,475	3,851	8,663	7,308

Nutritionals
ENFAMIL	287	267	577	521
Other Nutritionals	441	353	854	705

Total Nutritionals	728	620	1,431	1,226

Total	$5,203	$4,471	$10,094	$8,534

Note 17. Pension and Other Postretirement Benefit Plans

The net periodic benefit cost of the Company’s defined benefit pension and postretirement benefit plans included the following components:

	Three Months Ended June 30,				Six Months Ended June 30,
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
Dollars in Millions	2008	2007	2008	2007	2008	2007	2008	2007
Service cost — benefits earned during the period	$54	$60	$2	$2	$119	$123	$4	$4
Interest cost on projected benefit obligation	99	87	10	9	196	173	20	19
Expected return on plan assets	(117)	(109)	(7)	(6)	(236)	(218)	(14)	(13)
Amortization of prior service cost	2	2	(1)	(1)	5	5	(2)	(2)
Amortization of loss	24	35	1	1	49	69	3	3

Net periodic benefit cost	62	75	5	5	133	152	11	11
Curtailments, settlements and special termination benefits	16	1	—	1	16	1	—	(1)

Total net periodic benefit cost	$78	$76	$5	$6	$149	$153	$11	$10

Net actuarial loss and prior service cost amortized from accumulated OCI into net periodic benefit costs for the three months ended June 30, 2008 and 2007 were $26 million and $37 million for pension benefits, respectively, and were de minimis for other benefits. For the six months ended June 30, 2008 and 2007, net actuarial loss and prior service cost amortized from accumulated OCI were $54 million and $74 million for pension benefits, respectively. Other benefits were $1 million in each of the six month periods ended June 30, 2008 and 2007.

Concurrent with the agreement to sell ConvaTec, a revaluation of various pension plans’ assets and obligations was performed. The revaluation resulted in a curtailment loss of $3 million and special termination benefits of $13 million. These losses are included in discontinued operations.

Contributions

For the three and six months ended June 30, 2008, there were no cash contributions to the U.S. pension plans. Contributions to the international plans were $14 million and $38 million for the three and six months ended June 30, 2007, respectively. Although no minimum contributions will be required, the Company expects to make cash contributions to the U.S. pension plans in 2008. The Company expects contributions to the international pension plans to be in the range of $110 million to $130 million for the year ending December 31, 2008. There will be no cash funding for other benefits.

Those cash benefit payments from the Company, which are classified as contributions under SFAS No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits – an amendment of FASB Statements No. 87, 88 and 106, for the three and six months ended June 30, 2008, totaled $14 million and $24 million for pension benefits, respectively, and $14 million and $27 million for other postretirement benefits, respectively.

Note 18. Employee Stock Benefit Plans

The following table summarizes stock-based compensation expense, net of tax, related to employee stock options, restricted stock, and long-term performance awards for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2008	2007	2008	2007
Cost of products sold	$4	$4	$9	$7
Marketing, selling and administrative	24	21	53	40
Research and development	12	11	26	20

Total stock-based compensation expense	40	36	88	67
Deferred tax benefit	(13)	(13)	(29)	(24)

Stock-based compensation, net of tax	$27	$23	$59	$43

Note 18. Employee Stock Benefit Plans (Continued)

Stock Options

Information related to stock option grants and exercises under the Company’s Stock Award and Incentive Plans are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Amounts in Millions, Except Per Share Data	2008	2007	2008	2007
Stock options granted	0.4	0.9	18.1	14.5
Weighted-average grant-date fair value (per share)	$4.79	$6.50	$4.97	$6.03
Total intrinsic value of stock options exercised	$0.3	$24.0	$0.6	$27.6
Cash proceeds from exercise of stock options	$2.2	$278	$3.7	$301

As of June 30, 2008, there was $143 million of total unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 2.6 years.

At June 30, 2008, there were 142.4 million and 105.4 million of stock options outstanding and exercisable, respectively, with a weighted-average exercise price of $35.36 and $39.11, respectively. The aggregate intrinsic value for these outstanding and exercisable stock options was $8 million and $2 million, respectively, and represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $20.53 on June 30, 2008, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of June 30, 2008 was 0.5 million.

The fair value of employee stock options granted in 2008 and 2007 was estimated on the date of the grant using the Black-Scholes option pricing model for stock options with a service condition, and the Monte Carlo simulation model for options with service and market conditions. The following table presents the weighted-average assumptions used in the valuation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Expected volatility	31.7%	27.9%	31.0%	29.0%
Risk-free interest rate	3.0%	4.7%	3.3%	4.7%
Dividend yield	4.4%	4.4%	4.3%	4.5%
Expected life	7.1 years	6.2 years	6.7 years	6.3 years

Restricted Stock

The Company’s Stock Award and Incentive Plans provide for the granting of common stock to key employees, subject to restrictions as to continuous employment. Restrictions generally expire over a four-year period from the date of grant. Compensation expense is recognized over the restricted period. During the first quarter of 2007, the Company began granting restricted stock units instead of restricted stock. At June 30, 2008, there were 10.9 million shares of restricted stock and restricted stock units outstanding under the plan. For the three months ended June 30, 2008 and 2007, less than 0.1 million and 0.1 million shares, respectively, of restricted stock and restricted stock units were granted with a weighted-average fair value of $22.27 and $28.88 per share, respectively. For the six months ended June 30, 2008 and 2007, 5.3 million and 3.5 million shares, respectively, of restricted stock and restricted stock units were granted with a weighted-average fair value of $22.27 and $27.08 per share, respectively.

As of June 30, 2008, there was $205 million of total unrecognized compensation cost related to nonvested restricted stock and restricted stock units, which is expected to be recognized over a weighted-average period of 2.9 years. The total fair value of shares and share units that vested during the three months ended June 30, 2008 and 2007 was $5 million and $5 million, respectively, and during the six months ended June 30, 2008 and 2007 was $48 million and $27 million, respectively.

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

Note 18. Employee Stock Benefit Plans (Continued)

The 2008 through 2010 awards do not contain a market condition, and the fair value of these awards was based on the closing trading price of the Company’s common stock on the grant date.

At June 30, 2008, there were 1.7 million performance shares outstanding under the Company’s Stock Award and Incentive Plans with $30 million of total unrecognized compensation cost, which is expected to be recognized over a weighted-average period of 2.0 years. There were less than 0.1 million and 0.1 million performance shares granted during the three months ended June 30, 2008 and 2007, respectively, with a weighted average fair value of $21.82 and $28.68 per common share, respectively. During the six months ended June 30, 2008 and 2007, 1.2 million and 0.3 million performance shares were granted, with a weighted average fair value of $21.50 and $27.35 per share, respectively.

Note 19. Long-Term Debt

On May 1, 2008, the Company issued $600 million aggregate principal amount of 5.45% Notes due 2018 and $1 billion aggregate principal amount of its 6.125% Notes due 2038 (collectively, the “May 1, 2008 Issued Notes”) in a registered public offering. Interest payments are made May 1 and November 1 of each year, beginning on November 1, 2008. The May 1, 2008 Issued Notes are senior unsecured obligations of the Company and rank equally in right of payment with all of the Company’s existing and future senior unsecured indebtedness. The Company may redeem the May 1, 2008 Issued Notes, in whole or in part, at any time at a redemption price equal to the greater of par value or an amount calculated based upon the sum of the present values of the remaining scheduled payments as set forth in the prospectus supplement dated April 28, 2008.

The components of long-term debt were as follows:

Dollars in Millions	June 30, 2008	December 31, 2007
5.45% Notes due 2018	$584	$—
6.125% Notes due 2038	979	—
5.875% Notes due 2036	1,298	1,284
4.375% Euro Notes due 2016	721	688
4.625% Euro Notes due 2021	693	662
5.25% Notes due 2013	611	614
6.80% Debentures due 2026	382	383
7.15% Debentures due 2023	368	365
6.88% Debentures due 2097	296	296
5.75% Industrial Revenue Bonds due 2024	34	34
1.81% Yen Notes due 2010	32	31
Variable Rate Industrial Revenue Bonds due 2030	15	15
Other	8	9

	$6,021	$4,381

As previously disclosed, in the first quarter of 2008 the Company had entered into an aggregate $600 million notional amount 30-year forward starting swap terminating in June 2008 with several financial institutions. The forward starting swap was settled on April 30, 2008 at a loss of $19 million. This loss is being deferred in other comprehensive income/(loss) and will be amortized to interest expense over the life of 6.125% Notes due 2038.

The Company has entered into fixed-to-floating interest rate swaps for $5.2 billion (U.S. dollar value at June 30, 2008) of its long-term debt. In the three months ended June 30, 2008 in conjunction with the issuance of May 1, 2008 issued Notes, the Company executed several fixed-to-floating interest rate swaps to convert $1 billion of the $1.6 billion newly-issued fixed rate debt to variable rate debt.

Note 20. Legal Proceedings and Contingencies

Various lawsuits, claims, proceedings and investigations are pending involving the Company and certain of its subsidiaries. In accordance with SFAS No. 5, Accounting for Contingencies, the Company records accruals for such contingencies when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. These matters involve antitrust, securities, patent infringement, regulatory exclusivity, pricing, sales and marketing practices, environmental, health and safety matters, consumer fraud, employment matters, and product liability.

The most significant of these matters are described in “Item 8. Financial Statements and Supplemental Data—Note 22. Legal Proceedings and Contingencies” in the Company’s 2007 Form 10-K. The following discussion is limited to certain recent developments related to these previously described matters, and certain new matters that have not previously been described in a prior report. Accordingly, the disclosure below should be read in conjunction with the Company’s 2007 Form 10-K and Form 10-Q for the quarter ended March 31, 2008. Unless noted to the contrary, all matters described in those earlier reports remain outstanding and the status is consistent with what has previously been reported.

There can be no assurance that there will not be an increase in the scope of pending matters or that any future lawsuits, claims, proceedings or investigations will not be material.

INTELLECTUAL PROPERTY

PLAVIX* Litigation

PLAVIX* is currently the Company’s largest product ranked by net sales. Net sales of PLAVIX* were approximately $4.8 billion for the year ended December 31, 2007 and $2.7 billion for the six months ended June 30, 2008. U.S. net sales of PLAVIX* for the same periods were $4.1 billion and $2.3 billion, respectively. The PLAVIX* patents are subject to a number of challenges in the U.S., including the litigation with Apotex Inc. and Apotex Corp. (Apotex) described below, and in other less significant markets for the product. It is not possible reasonably to estimate the impact of these lawsuits on the Company. However, loss of market exclusivity of PLAVIX* and sustained generic competition would be material to the Company’s sales of PLAVIX*, results of operations and cash flows, and could be material to the Company’s financial condition and liquidity. The Company and its product partner, Sanofi, (together, the Companies) intend to vigorously pursue enforcement of their patent rights in PLAVIX*.

PLAVIX* Litigation – U.S.

Patent Infringement Litigation against Apotex and Related Matters

As previously disclosed, the Company’s U.S. territory partnership under its alliance with Sanofi is a plaintiff in a pending patent infringement lawsuit instituted in the U.S. District Court for the Southern District of New York (District court) entitled Sanofi-Synthelabo, Sanofi-Synthelabo, Inc. and Bristol-Myers Squibb Sanofi Pharmaceuticals Holding Partnership v. Apotex (the Companies). The suit is based on U.S. Patent No. 4,847,265 (the ‘265 Patent), a composition of matter patent, which discloses and claims, among other things, the hydrogen sulfate salt of clopidogrel, a medicine made available in the U.S. by the Companies as PLAVIX*. Also, as previously reported, the District court has upheld the validity and enforceability of the ‘265 Patent, maintaining the main patent protection for PLAVIX* in the U.S. until November 2011. The District court also ruled that Apotex’s generic clopidogrel bisulfate product infringed the ‘265 Patent and permanently enjoined Apotex from engaging in any activity that infringes the ‘265 Patent, including marketing its generic product in the U.S. until after the patent expires. Apotex’s appeal of the District court’s decision is pending before the U.S. Court of Appeals for the Federal Circuit. A hearing on the appeal was held on March 3, 2008. The District court has stayed certain antitrust counterclaims brought by Apotex pending the outcome of the appeal.

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

Note 20. Legal Proceedings and Contingencies (Continued)

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

On July 11, 2008, the Company’s U.S. territory partnership under its alliance with Sanofi initiated a patent infringement lawsuit against Sun Pharmaceuticals (Sun) for infringement of the ‘265 patent and the ‘210 Patent. The case is entitled Sanofi-Aventis, Sanofi-Aventis US LLC, and Bristol-Myers Squibb Sanofi Pharmaceuticals Holding Partnership v. Sun Pharmaceutical Industries, Ltd. and Sun Pharma Global, Inc. Each of Dr. Reddy’s, Teva, Cobalt, Watson and Sun have filed an aNDA with the FDA, and all exclusivity periods and statutory stay periods under the Hatch-Waxman Act have expired. Accordingly, final approval by the FDA would provide each company authorization to distribute a generic clopidogrel bisulfate product in the U.S., subject to various legal remedies for which the Companies may apply including injunctive relief and damages.

It is not possible at this time reasonably to assess the outcomes of the appeal by Apotex of the District court’s decision, or the other PLAVIX* patent litigations or the timing of any renewed generic competition for PLAVIX* in the U.S. from Apotex or additional generic competition for PLAVIX* in the U.S. from other third-party generic pharmaceutical companies. However, if Apotex were to prevail in an appeal of the patent litigation, the Company would expect to face renewed generic competition for PLAVIX* in the U.S. promptly thereafter. Loss of U.S. market exclusivity for PLAVIX* and/or sustained generic competition in the U.S. would be material to the Company’s sales of PLAVIX*, results of operations and cash flows, and could be material to the Company’s financial condition and liquidity. Additionally, it is not possible at this time reasonably to assess the amount of damages that could be recovered by the Company and Apotex’s ability to pay such damages in the event the Company prevails in Apotex’s appeal of the District court decision.

PLAVIX* Litigation – International

PLAVIX* – Australia

As previously disclosed, Sanofi was notified that, in August 2007, GenRx Proprietary Limited (GenRx) obtained regulatory approval of an application for clopidogrel bisulfate 75mg tablets in Australia. GenRx, formerly a subsidiary of Apotex, has since changed its name to Apotex. In August 2007, Apotex filed an application in the Federal Court of Australia seeking revocation of Sanofi’s Australian Patent No. 597784 (Case No. NSD 1639 of 2007). Sanofi filed counterclaims of infringement and sought an injunction. On September 21, 2007, the Australian court granted Sanofi’s injunction. A subsidiary of the Company was subsequently added as a party to the proceedings. In February 2008, a second company, Spirit Pharmaceuticals Pty. Ltd., also filed a revocation suit against the same patent. This case was consolidated with the Apotex case and a trial occurred in April 2008. The parties are awaiting the Australian court’s decision.

PLAVIX* – Germany

In 2007, YES Pharmaceutical Development Services GmbH (YES Pharmaceutical) filed an application for marketing authorization in Germany for an alternate salt form of clopidogrel. This application relied on data from studies that were originally conducted by Sanofi and BMS for PLAVIX*. In May 2008, the German health authority (Bfarm) granted marketing authorization to the YES Pharmaceutical product. Data protection for PLAVIX* did not expire until July 2008. Sanofi and BMS filed an objection to the grant of the marketing authorization on the grounds that their data exclusivity rights had been infringed. YES Pharmaceutical and its partners sought immediate enforcement of the marketing authorization, which was denied by Bfarm. YES Pharmaceutical and its partners then filed a legal motion for immediate enforcement before the administrative court. This administrative proceeding is ongoing. Additionally, it is possible that YES Pharmaceutical and its partners could file a new regulatory application for its clopidogrel besylate product now that data protection has expired.

Note 20. Legal Proceedings and Contingencies (Continued)

OTHER INTELLECTUAL PROPERTY LITIGATION

In August 2006, Zymogenetics, Inc. filed a complaint against the Company in the U.S. District Court for the District of Delaware. The complaint alleges that the Company’s manufacture and sales of ORENCIA infringe U.S. Patents Nos. 5,843,725 and 6,018,026. The trial is now scheduled for October 2008.

PRICING, SALES AND PROMOTIONAL PRACTICES LITIGATION AND INVESTIGATIONS

As previously disclosed, the Company, together with many other pharmaceutical manufacturers, is a defendant in a number of private class actions, as well as suits brought by the attorneys general of numerous states. In these actions, plaintiffs allege that defendants caused the Average Wholesale Prices (AWPs) of their products to be inflated, thereby injuring government programs, entities and persons who paid or reimbursed for prescription drugs based on AWPs. Seven state attorneys general suits are pending in federal and state courts around the country and a case in Alabama state court is scheduled to be the first to proceed to trial. The trial in Alabama state court is now scheduled to commence in October 2008. Additionally, the majority of the state portion of the global settlement was disbursed to the participating states on June 24, 2008.

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

ODS Regulatory Compliance

As previously disclosed, the EPA was investigating industrial and commercial facilities throughout the U.S. that use refrigeration equipment containing ozone-depleting substances (ODS) and enforcing compliance with regulations governing the prevention, service and repair of leaks (ODS requirements). In 2004, the Company performed a voluntary corporate-wide audit at its facilities in the U.S. and Puerto Rico that use ODS-containing refrigeration equipment. The Company submitted an audit report to the EPA in November 2004, identifying potential violations of the ODS requirements at several of its facilities. In addition to the matters covered in the Company’s audit report letter to the EPA, the EPA previously sent the Company’s wholly-owned subsidiary, Mead Johnson, a request for information regarding compliance with ODS requirements at its facility in Evansville, Indiana. The Company responded to the request in June 2004, and, as a result, identified potential violations at the Evansville facility. The Company has signed a Consent Decree with the EPA to resolve both the potential violations discovered during the audit and those identified as a result of the EPA request for information to the Evansville facility, which was filed in the Evansville Division of the U.S. District Court for the Southern District of Indiana on July 8, 2008. The Consent Decree requires the Company to pay a civil penalty of $127,000 and to retire, retrofit or replace 17 ODS-containing refrigeration units by June 2009 located at facilities in New Jersey, Indiana, and Puerto Rico. The Consent Decree also requires the Company to spend at least $2,225,000 on a Supplemental Environmental Project, which consists of the removal of two ODS-containing comfort cooling devices at the New Brunswick, NJ facility and the tie in of their functions to a new centralized chiller system that does not use ODS as a refrigerant. The Consent Decree will be subject to a 30-day public comment period before it can be finalized by the court.

New Brunswick Facility – Environmental & Personal Injury Lawsuits

On or about May 13, 2008, approximately 100 lawsuits were filed against the Company in Superior Court, Middlesex County, NJ, by or on behalf of current and former residents of New Brunswick, NJ who live adjacent to the Company’s New Brunswick facility. The complaints allege various personal injuries and property damage resulting from soil and groundwater contamination on their property stemming from historical operations at the New Brunswick facility. The complaints also allege that BMS has failed to remediate contamination at the New Brunswick facility in compliance with state and federal cleanup requirements. The New Brunswick facility is already undergoing environmental remediation as part of a New Jersey Department of Environmental Protection (NJDEP) approved cleanup plan. In addition to the lawsuits, on May 21, 2008, the plaintiffs filed a notice seeking relief under the NJ Environmental Rights Act. The Company intends to defend itself vigorously in this litigation. It is not possible at this time to reasonably assess the outcome of these lawsuits, or the potential impact on the Company.

Note 20. Legal Proceedings and Contingencies (Continued)

WAGE & HOUR LITIGATION

As previously disclosed, a putative class action complaint was filed against the Company by former sales representatives. In Beth Amendola v. Bristol-Myers Squibb Company, et al. (Docket No. 07-CV-6088), filed in June 2007 in the District court, the plaintiff alleges that the Company violated the federal Fair Labor Standards Act by, among other things, not paying overtime compensation to her and a putative class of similarly situated sales employees. On June 5, 2008 the Court issued a decision that renders the case a non-class action lawsuit. The Company will continue to vigorously defend the claims raised by the individual plaintiffs. Although this matter remains in the very early stages of litigation, in light of the Court’s recent decision, it is not expected that the outcome will be material to the Company.

OTHER PROCEEDINGS

ConvaTec – Italy Investigation

As previously reported, the Italian competition authorities investigated a complaint lodged by a hospital in the Ferrara region of Italy relating to an allegation that four medical device companies, including ConvaTec, boycotted tenders in 2003 and 2004, (the Ferrara tenders). In May 2007, ConvaTec received a statement of objections from the Italian competition authorities, whereby the authorities alleged that four medical device companies, including ConvaTec, acted in a concerted manner with regard not only to the Ferrara tenders, but tenders or pricing discussions in three other regions and acted in such a way to prevent competition throughout Italy. In August 2007, the competition authorities issued their decision, and found that the four medical device companies had infringed Italian anti-trust law by not participating in the Ferrara tenders, and imposed a fine against ConvaTec in an amount that is not material to the Company. (As ConvaTec is a division of BMS Italy, the fine was imposed against BMS Italy). ConvaTec appealed the decision to the Administrative Court and the fine imposed against ConvaTec was later reduced. The Company is considering its options.

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

Financial Highlights

For the second quarter of 2008, the Company reported global net sales of $5.2 billion, an increase of 16% compared to the same period in 2007, driven by increased pharmaceutical net sales. The net sales growth included a 5% favorable foreign exchange impact.

Basic and diluted net earnings per common share from continuing operations were $0.37 and $0.36, respectively, in the second quarter of 2008 compared with $0.30 and $0.30, respectively in the corresponding period in 2007. The 2008 results include charges of $109 million, associated with the implementation of the previously announced Productivity Transformation Initiative (PTI), as well as favorable resolution of a prior period tax audit. During the quarter, the Company generated $1.1 billion of cash from operating activities and issued $1.6 billion aggregate principal amount of debt securities.

Strategy

The Company continues to execute its multi-year strategy and is transforming the Company into a next-generation biopharmaceutical company. The Company is focused on building for the future by maximizing the value of its non-pharmaceutical businesses, expanding and strengthening the pipeline both through developing its current portfolio of compounds and through strategic acquisitions, partnerships and other collaborative arrangements, increasing investment to improve the growth of its marketed products, and managing costs proactively.

Central to the Company’s strategy is the PTI, which is on track to achieve $1.5 billion in annual cost savings and cost avoidance by 2010. Costs associated with the implementation of the PTI are estimated to be between $0.9 billion to $1.1 billion on a pre-tax basis. The Company has incurred approximately $0.5 billion of costs to date in connection with the implementation of the PTI, including approximately $0.1 billion in the second quarter of 2008. The Company has announced that it is expanding the PTI to achieve an additional $1 billion in annual cost savings by 2012. Costs associated with the expansion have not yet been determined.

Consistent with the Company’s objective to maximize the value of its non-pharmaceutical businesses, in May 2008, the Company entered into a definitive agreement with Nordic Capital Fund VII and Avista Capital Partners L.P. (Avista) for the sale of its ConvaTec business, for a purchase price of approximately $4.1 billion, subject to customary post-closing adjustments. Also in January 2008, the Company completed the sale of its Medical Imaging business to Avista for a gross purchase price of $525 million.

The Company expects to file a registration statement by the end of 2008 to sell approximately 10% and no more than 20% of Mead Johnson Nutritionals through an initial public offering and to retain at least an 80% equity interest in the new company as part of the Company’s overall business portfolio for the foreseeable future. After extensively considering strategic options, management believes this plan will allow Mead Johnson Nutritionals to implement its growth plan, increase shareholder value, and maintain its important financial contribution to the Company. The execution of the plan is dependent upon and subject to a number of factors and uncertainties including business and market conditions.

The Company continues to focus on supplementing its internal research and development portfolio with strategic partnerships and acquisitions. In May, the Company entered into an agreement with KAI Pharmaceuticals (KAI) to develop and commercialize KAI’s novel acute heart attack medicine, KAI-9803. In June, the Company completed the acquisition of Kosan Biosciences, Inc. (Kosan), a cancer therapeutics company, for a net purchase price of approximately $191 million, subject to customary post-closing adjustments.

In the second quarter of 2008, the Company increased, and has plans to continue to increase, its investment to improve growth in its key products, which include PLAVIX* (clopidogrel bisulfate), ABILIFY* (aripiprazole), AVAPRO*/AVALIDE* (irbesartan/irbesartan-hydrochlorothiazide), REYATAZ (atazanavir sulfate), the SUSTIVA Franchise (efavirenz), ERBITUX* (cetuximab), ORENCIA (abatacept), BARACLUDE (entecavir), SPRYCEL (dasatinib) and IXEMPRA (ixabepilone).

New Product and Pipeline Developments

The Company continues to advance a robust pipeline. Regulatory submissions for ONGLYZA (saxagliptin) were made by the Company and AstraZeneca in both the United States (U.S.) and in Europe on June 30 and July 1, 2008, respectively. ONGLYZA is a compound for the treatment of diabetes.

In July 2008, ERBITUX* received marketing approval in Japan for treatment of patients with advanced or recurrent colorectal cancer.

In June 2008, European approval was received for an expanded indication for REYATAZ 300 mg once-daily boosted with ritonavir 100 mg as part of combination therapy in treatment-naïve human immunodeficiency virus (HIV)-1 infected patients.

In May 2008, FDA approval was received for new ABILIFY* indications for pediatric bipolar maintenance therapy, pediatric schizophrenia maintenance therapy, and as add-on treatment to lithium or valproate for acute treatment of bipolar disorder.

In May 2008, the Company entered into an agreement with KAI to develop and commercialize KAI’s novel acute heart attack medicine, KAI-9803. In June 2008, Bristol-Myers Squibb completed the acquisition of Kosan, a cancer therapeutics company with a library of novel compounds, including Hsp90 inhibitors for cancer and microtubule stabilizers, which may have additional potential in neurodegenerative diseases.

In April 2008, ORENCIA was approved by the U.S. Food and Drug Administration (FDA) for treatment of juvenile rheumatoid arthritis. Additionally, the U.S. label for ORENCIA was revised with an indication that means ORENCIA is now an appropriate option for patients with moderate-to-severe rheumatoid arthritis, regardless of prior treatment received.

The European Committee for Medicinal Products for Human Use in March 2008 issued a positive opinion recommending approval of the 300 milligram loading dose tablet of PLAVIX*. This positive opinion was ratified by the European Commission in April 2008.

At the annual meeting of the American Society of Clinical Oncology (ASCO), a landmark phase III study (FLEX) showed that the addition of ERBITUX to platinum-based chemotherapy significantly increased overall survival in the first-line treatment of patients with advanced non-small cell lung cancer, when compared to platinum-based chemotherapy alone.

New Phase II data presented at the European League Against Rheumatism (EULAR) demonstrated that ORENCIA may delay the development of rheumatoid arthritis in people with undifferentiated inflammatory arthritis.

At the annual scientific sessions of the American Diabetes Association in June 2008, a phase III study demonstrated that saxagliptin produced significant reductions in key measures of glucose control in treatment-naïve people with type 2 diabetes compared to placebo.

Three Months Results of Operations

	Three Months Ended June 30,
				% of Net Sales
Dollars in Millions	2008	2007	% Change	2008	2007
Net Sales	$5,203	$4,471	16%
Earnings from Continuing Operations before Minority Interest and Income Taxes	$1,221	$985	24%	23.5%	22.0%
Provision for Income Taxes	$258	$203	27%
Effective tax rate	21.1%	20.6%
Net Earnings from Continuing Operations	$722	$588	23%	13.9%	13.2%

Second quarter 2008 net sales increased 16% to $5,203 million, including a 5% favorable foreign exchange impact, compared to the same period in 2007, driven by increased Pharmaceuticals net sales, which totaled $4,475 million in the second quarter of 2008.

U.S. net sales increased 15% to $2,966 million in the second quarter of 2008 compared to the same period in 2007, primarily due to increased sales of PLAVIX*, the continued growth of ABILIFY*, strong results from the HIV and hepatitis portfolio and increasing contribution of recent launches of products such as ORENCIA and IXEMPRA. International net sales increased 18% to $2,237 million, including a 12% favorable foreign exchange impact.

The composition of the change in sales is as follows:

		Analysis of % Change
Three Months Ended June 30,	Total Change	Volume	Price	Foreign Exchange
2008 vs. 2007	16%	7%	4%	5%

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

The Company operates in two reportable segments—Pharmaceuticals and Nutritionals.

	Three Months Ended June 30,
	Net Sales			% of Total Net Sales
Dollars in Millions	2008	2007	% Change	2008	2007
Pharmaceuticals	$4,475	$3,851	16%	86.0%	86.1%
Nutritionals	728	620	17%	14.0%	13.9%

Net Sales	$5,203	$4,471	16%	100.0%	100.0%

The Company recognizes revenue net of various sales adjustments to arrive at net sales as reported on the consolidated statement of earnings. These adjustments are referred to as gross-to-net sales adjustments. The reconciliation of the Company’s gross sales to net sales by each significant category of gross-to-net sales adjustments were as follows:

	Three Months Ended June 30,
Dollars in Millions	2008	2007
Gross Sales	$5,854	$5,097
Gross-to-Net Sales Adjustments
Prime Vendor Charge-Backs	(126)	(126)
Women, Infants and Children (WIC) Rebates	(203)	(214)
Managed Health Care Rebates and Other Contract Discounts	(92)	(87)
Medicaid Rebates	(40)	(43)
Cash Discounts	(68)	(60)
Sales Returns	(41)	(25)
Other Adjustments	(81)	(71)

Total Gross-to-Net Sales Adjustments	(651)	(626)

Net Sales	$5,203	$4,471

Pharmaceuticals

The composition of the change in pharmaceutical net sales is as follows:

		Analysis of % Change
Three Months Ended June 30,	Total Change	Volume	Price	Foreign Exchange
2008 vs. 2007	16%	8%	3%	5%

U.S. pharmaceutical net sales increased 17% to $2,625 million in the second quarter of 2008 compared to $2,243 million in the same period in 2007, primarily due to increased sales of PLAVIX*, the continued growth of ABILIFY*, strong results from the HIV and hepatitis portfolio and increasing contribution of recent launches of products such as ORENCIA and IXEMPRA. International pharmaceutical sales increased 15%, including a 12% favorable foreign exchange impact, to $1,850 million for the second quarter of 2008 compared to $1,608 million in the same period in 2007. The increase was primarily due to increased sales of BARACLUDE and increased contributions from ABILIFY*, SPRYCEL and the HIV portfolio, partially offset by continued generic erosion of PRAVACHOL (pravastatin). The Company’s reported international sales do not include copromotion sales reported by its alliance partner, Sanofi-Aventis (Sanofi) for PLAVIX* and AVAPRO*/AVALIDE*, which continue to show growth in the second quarter of 2008.

Key pharmaceutical products and their sales, representing 80% and 76% of total pharmaceutical sales in the second quarter of 2008 and 2007, respectively, are as follows:

	Three Months Ended June 30,
Dollars in Millions	2008	2007	% Change
Cardiovascular
PLAVIX*	$1,387	$1,189	17%
AVAPRO*/AVALIDE*	335	297	13%
PRAVACHOL	69	132	(48)%
Virology
REYATAZ	324	254	28%
SUSTIVA Franchise (total revenue)	282	233	21%
BARACLUDE	136	59	131%
Oncology
ERBITUX*	196	162	21%
TAXOL	101	95	6%
SPRYCEL	76	35	117%
IXEMPRA	26	—	—
Affective (Psychiatric) Disorders
ABILIFY* (total revenue)	529	412	28%
Immunoscience
ORENCIA	106	55	93%

•

Sales of PLAVIX*, a platelet aggregation inhibitor that is part of the Company’s alliance with Sanofi, increased 17%, including a 2% favorable foreign exchange impact, to $1,387 million in the second quarter of 2008 from $1,189 million in the same period in 2007. Sales of PLAVIX* increased in the U.S. to $1,207 million in the second quarter of 2008 from $1,015 million in the same period in 2007. The comparison to 2007 sales reflects the adverse impact of residual generic competition for PLAVIX* in 2007. Estimated total U.S. prescription demand for clopidogrel bisulfate (branded and generic) increased 1% in the second quarter of 2008 compared to 2007. Estimated total U.S. prescription demand for branded PLAVIX* increased 11% in the same period. While market exclusivity for PLAVIX* is expected to expire in 2011 in the U.S. and 2013 in the major European markets, the composition of matter patent for PLAVIX* is the subject of litigation. For additional information on the PLAVIX* litigations, see “Item 1. Financial Statements—Note 20. Legal Proceedings and Contingencies.” Data protection for PLAVIX* expired on July 15, 2008 in the European Union (EU). In most of the major markets within Europe, the product benefits from national patents, expiring in 2013, which specifically claim the bisulfate form of clopidogrel. In the remainder of EU member states, however, where there is no composition-of-matter patent covering clopidogrel bisulfate, competitors may seek to enter those markets with generic clopidogrel bisulfate after receiving regulatory approval. In addition, at least one group of competitor companies is seeking approval of an alternate salt form of clopidogrel in some EU member states.

•

Sales of AVAPRO*/AVALIDE*, an angiotensin II receptor blocker for the treatment of hypertension, also part of the Sanofi alliance, increased 13%, including a 5% favorable foreign exchange impact, to $335 million in the second quarter of 2008 from $297 million in the same period in 2007. U.S. sales increased 8% to $184 million in the second quarter of 2008 from $170 million in the same period in 2007, primarily due to higher average net selling prices, partially offset by lower demand. Estimated total U.S. prescription demand decreased approximately 8% compared to 2007. International sales increased 19%, including a 12% favorable foreign exchange impact, to $151 million compared to $127 million in the same period in 2007. Market exclusivity for AVAPRO*/AVALIDE* (known in the EU as APROVEL*/KARVEA*) is expected to expire in 2012 (including pediatric extension) in the U.S. and in 2012-2013 in most countries in the EU; the Company does not, but others do, market AVAPRO*/AVALIDE* in Japan.

•

Sales of PRAVACHOL, an HMG Co-A reductase inhibitor, decreased 48%, including a 5% favorable foreign exchange impact, to $69 million in the second quarter of 2008 from $132 million in the same period in 2007, due to continued generic competition in the U.S. and key European markets.

•

Sales of REYATAZ, a protease inhibitor for the treatment of HIV, increased 28%, including a 7% favorable foreign exchange impact, to $324 million in the second quarter of 2008 from $254 million in the same period in 2007. U.S. sales increased 15% to $159 million in the second quarter of 2008 from $138 million in the same period in 2007, primarily due to higher demand. Estimated total U.S. prescription demand increased approximately 13% compared to the same period in 2007. International sales increased 42%, including a 14% favorable foreign exchange impact, to $165 million in the second quarter of 2008 from $116 million in the same period in 2007. Market exclusivity for REYATAZ is expected to expire in 2017 in the U.S., in countries in the EU and in Japan. Data exclusivity in the EU expires in 2014.

•

Sales of the SUSTIVA Franchise, a non-nucleoside reverse transcriptase inhibitor for the treatment of HIV, increased 21%, including a 5% favorable foreign exchange impact, to $282 million in the second quarter of 2008 from $233 million in the same period in 2007. U.S. sales increased 16% to $171 million in the second quarter of 2008 from $147 million in the same period in 2007, primarily due to higher demand for ATRIPLA* (efavirenz 600 mg/ emtricitabine 200 mg/ tenofovir disoproxil fumarate 300 mg). Estimated total U.S. prescription growth increased approximately 13% compared to 2007. International sales increased 29%, including a 12% favorable foreign exchange impact, to $111 million in the second quarter of 2008 from $86 million in the same period in 2007. Total revenue for the SUSTIVA Franchise includes sales of SUSTIVA, as well as revenue from bulk efavirenz included in the combination therapy ATRIPLA*, a once-daily single tablet three-drug regimen for HIV intended as a stand-alone therapy or in combination with other antiretrovirals. ATRIPLA* is sold through joint venture arrangements with Gilead Sciences, Inc. (Gilead). The Company records revenue for the bulk efavirenz component of ATRIPLA* upon sales of ATRIPLA* to third-party customers. Market exclusivity for SUSTIVA is expected to expire in 2013 in the U.S. and in countries in the EU; the Company does not, but others do, market SUSTIVA in Japan. For additional information on revenue recognition of the SUSTIVA Franchise, see “Item 1. Financial Statements—Note 2. Alliances and Investments.”

•

Sales of BARACLUDE, an oral antiviral agent for the treatment of chronic hepatitis B, increased 131% to $136 million in the second quarter of 2008 from $59 million in the same period of 2007, due to continued growth across all markets. The Company has a composition of matter patent that expires in the U.S. in 2015, in the EU between 2011 and 2016 and in Japan in 2016. As previously disclosed, there is uncertainty about China’s exclusivity laws, and due to this uncertainty, it is possible that one or more companies in China could receive marketing authorization from China’s health authority at any time.

•

Sales of ERBITUX*, which is sold by the Company almost exclusively in the U.S., increased 21% to $196 million in the second quarter of 2008 from $162 million in the same period in 2007, due to growth in the use for head and neck and colorectal cancer. ERBITUX* is marketed by the Company under a distribution and copromotion agreement with ImClone Systems Incorporated (ImClone). A use patent relating to combination therapy with anti-neoplastic treatments expires in 2017. There is no patent covering monotherapy. Currently, generic versions of biological products cannot be approved in the U.S., but this could change in the future. The Company’s right to market ERBITUX* in North America under its agreement with ImClone expires in September 2018. The Company’s right to market ERBITUX* in Japan expires in 2032 (unless after 2018 it becomes commercially unreasonable in Japan). The Company does not, but others do, market ERBITUX* in countries in the EU.

•

Sales of TAXOL, an anti-cancer agent sold almost exclusively in non-U.S. markets, increased 6% to $101 million in the second quarter of 2008 from $95 million in the same period in 2007. The increase is primarily due to a 12% favorable foreign exchange impact offset by increased generic competition in Japan.

•

Sales for SPRYCEL, an oral inhibitor of multiple tyrosine kinases, increased 117%, including an 18% favorable foreign exchange impact, to $76 million in the second quarter of 2008 from $35 million in the same period in 2007. U.S. sales increased 50% to $21 million in the second quarter of 2008 from $14 million in the same period in 2007. Estimated total U.S. prescription demand increased approximately 44% compared to 2007. International sales increased 162%, including a 29% favorable foreign exchange impact, to $55 million compared to $21 million in the same period in 2007. Market exclusivity for SPRYCEL is expected to expire in 2020 in the U.S. In several EU countries, the patent is pending and, if granted, would expire in 2020.

•

Sales of IXEMPRA, a microtubule inhibitor for the treatment of patients with metastatic or locally advanced breast cancer, were $26 million in the second quarter of 2008. IXEMPRA was launched in the U.S. in October 2007. The Company has a composition of matter patent in the U.S and a corresponding patent in EU countries, both expiring in 2018. The Company has submitted its request for patent term extension for the composition of matter patent in the U.S., which could possibly extend the term of that patent until September 2020. The corresponding patent in EU countries may be eligible for patent term restoration, which could possibly extend the term of the patent in EU countries.

•

Total revenue for ABILIFY*, an antipsychotic agent for the treatment of schizophrenia, bipolar disorders and major depressive disorders, increased 28%, including a 4% favorable foreign exchange impact, to $529 million in the second quarter of 2008 from $412 million in the same period in 2007. U.S. sales increased 25% to $403 million in the second quarter of 2008 from $322 million in the same period in 2007, primarily due to higher demand, driven by a new indication for major depressive disorders that was approved in the fourth quarter of 2007. Estimated total U.S. prescription demand increased approximately 19% compared to the same period last year. International sales increased 40%, including a 17% favorable foreign exchange impact, to $126 million in the second quarter of 2008 from $90 million in the same period in 2007, due to continued growth across European markets. Total revenue for ABILIFY* primarily consists of alliance revenue representing the Company’s 65% share of net sales in countries where it copromotes with Otsuka Pharmaceutical Co., Ltd. (Otsuka) and the product is distributed by an Otsuka affiliate. Otsuka’s market exclusivity protection for ABILIFY* is expected to expire in 2014 in the U.S. (including the granted patent term extension). For information on patent litigations relating to ABILIFY*, see “Item 8. Financial Statements—Note 22. Legal Proceedings and Contingencies” in the 2007 Form 10-K. The Company also has the right to copromote ABILIFY* in several European countries (the United Kingdom (UK), France, Germany and Spain) and to act as exclusive distributor for the product in the rest of the EU. A composition of matter patent is in force in 10 EU member states, including the UK, France, Germany and Spain, and expires in 2014 in all such countries, except Romania and Denmark, in which the patent expires in 2009. Data exclusivity in the EU expires in 2014. The Company’s contractual right to market ABILIFY* expires in November 2012 in the U.S. and Puerto Rico and, for the countries in the EU where the Company has the exclusive right to market ABILIFY*, expires in June 2014. For additional information on revenue recognition of ABILIFY*, see “Item 1. Financial Statements—Note 2. Alliances and Investments.”

•

Sales of ORENCIA, a fusion protein indicated for patients with moderate to severe rheumatoid arthritis, increased 93%, including a 4% favorable foreign exchange impact, to $106 million in the second quarter of 2008, from $55 million in the same period in 2007, primarily due to strong growth in the U.S. ORENCIA was launched in Europe in May 2007. The Company has a series of patents covering abatacept and its method of use. A patent term extension has been granted for one of the U.S. composition of matter patents that expires in 2015, extending the term of the patent to 2019. In the majority of the EU countries, the Company has a patent covering abatacept that expires in 2012. Data exclusivity in the EU expires in 2017. As noted above, generic versions of biological products cannot be approved in the U.S., but this could change in the future.

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

The estimated U.S. prescription change data provided above includes information only from the retail and mail order channels and does not reflect information from other channels, such as hospitals, institutions and long-term care, among others. The estimated prescription data is based on the Next-Generation Prescription Service (NGPS) version 2.0 data provided by IMS Health (IMS), a supplier of market research for the pharmaceutical industry, as described below.

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

Estimated End-User Demand

The following tables set forth for each of the Company’s key pharmaceutical products sold by the U.S. Pharmaceuticals business, for the three months ended June 30, 2008 compared to the same period in the prior year: (i) total U.S. net sales for the period; (ii) change in reported U.S. net sales for the period; (iii) estimated total U.S. prescription change for the retail and mail order channels calculated by the Company based on NGPS data on a weighted-average basis and (iv) months of inventory on hand in the distribution channel.

	Three Months Ended June 30, 2008			As of June 30, 2008
	Total U.S. Net Sales	Change in U.S. Net Sales(a)	Change in U.S. Total Prescriptions(b)
				Months on Hand
PLAVIX*	$1,207	19%	11%	0.4
AVAPRO*/AVALIDE*	184	8	(8)	0.4
PRAVACHOL	10	(79)	(83)	0.7
REYATAZ	159	15	13	0.5
SUSTIVA Franchise (c) (total revenue)	171	16	13	0.6
BARACLUDE	35	75	60	0.6
ERBITUX* (d)	193	21	N/A	0.4
SPRYCEL	21	50	44	0.8
IXEMPRA(d, e)	26	—	N/A	0.6
ABILIFY* (total revenue)	403	25	19	0.4
ORENCIA (d)	87	64	N/A	0.4
	Three Months Ended June 30, 2007
	Total U.S. Net Sales	Change in U.S. Net Sales(a)	Change in U.S. Total Prescriptions(b)	As of June 30, 2007
				Months on Hand
PLAVIX*	$1,015	3%	—	0.4
AVAPRO*/AVALIDE*	170	2	(3)	0.4
PRAVACHOL	47	(63)	(74)	0.5
REYATAZ	138	13	13	0.6
SUSTIVA Franchise (c) (total revenue)	147	28	24	0.7
BARACLUDE	20	122	76	0.7
ERBITUX* (d)	160	(7)	N/A	0.4
SPRYCEL	14	—	—	0.8
IXEMPRA(d, e)	—	—	N/A	—
ABILIFY* (total revenue)	322	21	12	0.4
ORENCIA (d)	53	194	N/A	0.5

(a)	Reflects percentage change in net sales in dollar terms, including change in average selling prices and wholesaler buying patterns.
(b)	Derived by multiplying NGPS mail order prescription data by a factor that approximates three and adding to this the NGPS retail prescriptions.
(c)	The SUSTIVA Franchise (total revenue) includes sales of SUSTIVA, as well as revenue of bulk efavirenz included in the combination therapy, ATRIPLA*. The change in U.S. total prescriptions growth for the SUSTIVA Franchise includes both branded SUSTIVA and ATRIPLA* prescription units. The estimated months on hand only includes branded SUSTIVA.
(d)	ERBITUX*, ORENCIA and IXEMPRA are parenterally administered products and do not have prescription-level data as physicians do not write prescriptions for these products.
(e)	IXEMPRA was launched in the U.S. in October 2007.

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

Pursuant to the U.S. Securities and Exchange Commission (SEC) Consent Order described below under “—SEC Consent Order”, the Company monitors the level of inventory on hand in the U.S. wholesaler distribution channel and, outside of the U.S., in the direct customer distribution channel. The Company is obligated to disclose products with levels of inventory in excess of one month on hand or expected demand, subject to a de minimis exception. In the case of the Company’s U.S. Pharmaceuticals products as of June 30, 2008, there were no products to disclose. In the case of the Company’s International Pharmaceuticals and Nutritionals products, the following products had estimated levels of inventory in the distribution channel in excess of one month on hand as of March 31, 2008.

As of March 31, 2008, DAFALGAN, an analgesic product sold principally in Europe, had approximately 1.2 months of inventory on hand at direct customers compared to approximately 1.2 months of inventory on hand at December 31, 2007. The level of inventory on hand was due primarily to the ordering patterns of private pharmacists in France and the seasonality of the product.

As of March 31, 2008, MONOPRIL, a cardiovascular product, had approximately 1.2 months of inventory on hand at direct customers compared to 1.1 months of inventory on hand at December 31, 2007. The increased level of inventory on hand as of March 31, 2008 was due primarily to initial stocking of a new distributor in Poland. It has since been concluded that the distributor will not launch in Poland.

As of March 31, 2008, VIDEX/VIDEX EC, an antiviral product, had approximately 1.5 months of inventory on hand at direct customers compared to 1.3 months of inventory on hand at December 31, 2007. The increased level of inventory on hand was due primarily to government purchasing patterns in Brazil. The Company is contractually obligated to provide VIDEX/VIDEX EC to the Brazilian government upon placement of an order for product by the government. Under the terms of the contract, the Company has no control over the inventory levels relating to such orders.

In the U.S., for all products sold exclusively through wholesalers or through distributors, the Company determines its months on hand estimates using information with respect to inventory levels of product on hand and the amount of out-movement of products provided by the Company’s three largest wholesalers, which accounted for approximately 90% of total gross sales of U.S. Pharmaceuticals products in the second quarter of 2008, and provided by the Company’s distributors. Factors that may influence the Company’s estimates include generic competition, seasonality of products, wholesaler purchases in light of increases in wholesaler list prices, new product launches, new warehouse openings by wholesalers and new customer stockings by wholesalers. In addition, such estimates are calculated using third-party data, which represent their own record-keeping processes and, as such, may also reflect estimates.

For pharmaceutical products in the U.S. that are not sold exclusively through wholesalers or distributors and for the Company’s Pharmaceuticals business outside of the U.S. and Nutritionals business units around the world, the Company has significantly more direct customers, limited information on direct customer product level inventory and corresponding out-movement information and the reliability of third-party demand information, where available, varies widely. In cases where direct customer product level inventory, ultimate patient/consumer demand or out-movement data do not exist or are otherwise not available, the Company has developed a variety of other methodologies to calculate estimates of such data, including using such factors as historical sales made to direct customers and third-party market research data related to prescription trends and end-user demand. Accordingly, the Company relies on a variety of methods to estimate direct customer product level inventory and to calculate months on hand for these business units. Factors that may affect the Company’s estimates include generic competition, seasonality of products, direct customer purchases in light of price increases, new product or product presentation launches, new warehouse openings by direct customers, new customer stockings by direct customers and expected direct customer purchases for governmental bidding situations. As such, all of the information required to estimate months on hand in the direct customer distribution channel for non-U.S. Pharmaceuticals business for the quarter ended June 30, 2008 is not available prior to the filing of this quarterly report on Form 10-Q. The Company will disclose any product with levels of inventory in excess of one month on hand or expected demand, subject to a de minimis exception, in the next quarterly report on Form 10-Q.

Nutritionals

The composition of the change in Nutritionals sales is as follows:

		Analysis of % Change
Three Months Ended June 30,	Total Change	Volume	Price	Foreign Exchange
2008 vs. 2007	17%	2%	10%	5%

Key Nutritionals product lines and their sales, representing 97% and 96% of total Nutritionals sales in the second quarter of 2008 and 2007, respectively, are as follows:

	Three Months Ended June 30,
Dollars in Millions	2008	2007	% Change
Infant Formulas	$483	$435	11%
ENFAMIL	287	267	7%
Toddler/Children’s Nutritionals	223	163	37%

Worldwide Nutritionals sales increased 17%, including a 5% favorable foreign exchange impact, to $728 million in the second quarter of 2008 from $620 million in the same period in 2007. Ten percent of this increase is due to price changes in response to higher dairy product costs. U.S. Nutritionals sales decreased 1% to $273 million in the second quarter of 2008 from $275 million in the same period in 2007, primarily due to a decrease in sales of infant formula. International Nutritionals sales increased 32% to $455 million in the second quarter of 2008 from $345 million in the same period in 2007, including an 8% favorable foreign exchange impact, primarily due to growth in both infant formulas and children’s nutritionals.

Geographic Areas

In general, the Company’s products are available in most countries in the world. The largest markets are in the U.S., France, Spain, Canada, China, Japan, Italy, Mexico and Germany. The Company’s sales by geographic areas were as follows:

	Three Months Ended June 30,
	Net Sales			% of Total Net Sales
Dollars in Millions	2008	2007	% Change	2008	2007
United States	$2,966	$2,583	15%	57%	58%
Europe, Middle East and Africa	1,189	975	22%	23%	22%
Other Western Hemisphere	421	390	8%	8%	9%
Pacific	627	523	20%	12%	11%

Total	$5,203	$4,471	16%	100%	100%

Sales in the U.S. increased 15% in the second quarter of 2008 compared to the same period in 2007, primarily due to increased sales of PLAVIX*, the continued growth of ABILIFY*, strong results from REYATAZ and the SUSTIVA Franchise, increased ERBITUX* sales, as well as increased sales of newer products, ORENCIA, IXEMPRA, BARACLUDE and SPRYCEL, partially offset by increased generic competition for PRAVACHOL.

Sales in Europe, Middle East and Africa increased 22%, including a 15% favorable foreign exchange impact, primarily due to sales growth in major European markets for REYATAZ, ABILIFY*, BARACLUDE, SPRYCEL, ORENCIA and the SUSTIVA Franchise, partially offset by increased generic competition for PRAVACHOL.

Sales in the Other Western Hemisphere countries increased 8%, including an 8% favorable foreign exchange impact. The increased sales of key Nutritionals products in Canada and Mexico as well as increased sales of REYATAZ, AVAPRO*/AVALIDE* in Canada; and SPRYCEL were offset by declining sales in mature brands.

Sales in the Pacific region increased 20%, including a 10% favorable foreign exchange impact, primarily due to increased sales of BARACLUDE in Korea and China; and key Nutritionals products in China and Philippines.

Expenses

	Three Months Ended June 30,
	2008	2007	% Change	% of Net Sales
Dollars in Millions				2008	2007
Cost of products sold	$1,670	$1,408	19%	32.1%	31.5%
Marketing, selling and administrative	1,165	1,103	6%	22.4%	24.7%
Advertising and product promotion	420	354	19%	8.1%	7.9%
Research and development	826	755	9%	15.9%	16.9%
Acquired in-process research and development	32	—	—	0.6%	—
Provision for restructuring, net	30	7	* *	0.6%	0.2%
Litigation expense, net	2	14	(86)%	—	0.3%
Gain on sale of product assets	—	(26)	100%	—	(0.6)%
Equity in net income of affiliates	(150)	(128)	(17)%	(3.0)%	(2.9)%
Other (income)/expense, net	(13)	(1)	* *	(0.2)%	—

Total Expenses, net	$3,982	$3,486	14%	76.5%	78.0%

**	Change is in excess of 200%.

•

Cost of products sold, as a percentage of net sales, increased to 32.1% in the second quarter of 2008 compared to 31.5% in the same period in 2007. Costs of products sold include manufacturing rationalization charges of $58 million related to the implementation of the PTI in 2008, or 1.1% of net sales, compared to $13 million of restructuring charges recorded in the second quarter of 2007, or 0.3% of net sales. The increased manufacturing rationalization charges in 2008 are partially offset by manufacturing costs improvements from previously implemented initiatives.

•

Marketing, selling and administrative expenses increased 6%, including an unfavorable 5% foreign exchange impact, to $1,165 million in the second quarter of 2008 from $1,103 million in the same period in 2007, primarily due to implementation costs associated with the PTI. Marketing, selling and administrative expenses as a percentage of sales decreased to 22.4% in the second quarter of 2008 from 24.7% in the same period in 2007.

•

Advertising and product promotion spending increased 19%, including an unfavorable 5% foreign exchange impact, to $420 million in the second quarter of 2008 from $354 million in the same period in 2007, primarily due to increased investment in ABILIFY* and ORENCIA.

•

Research and development expenses increased 9%, including an unfavorable 2% foreign exchange impact, to $826 million in the second quarter of 2008 from $755 million in the same period in 2007. Research and development costs included charges of $31 million in 2008 for upfront and milestone payments, as compared to $17 million in the second quarter of 2007. Excluding these charges, the increase in research and development expenses primarily reflects increased development spending for pipeline compounds. Research and development spending dedicated to pharmaceutical products was 17.9% of pharmaceutical net sales in the second quarter of 2008 compared to 19.0% in 2007, reflecting higher pharmaceutical net sales.

•

Acquired in-process research and development charge of $32 million in the second quarter of 2008 is attributed to the acquisition of Kosan. For additional information on the acquisition, see “Item 1. Financial Statements—Note 4. Acquisitions and Divestitures.”

•

Restructuring programs in the second quarter of 2008, which are included in the PTI that began in late 2007, have been implemented to realign and streamline operations in order to increase productivity, to reduce operating expenses and to rationalize the Company’s mature brand portfolio, manufacturing network, research facilities, sales and marketing organizations, standardizing and simplifying processes and services. Second quarter 2008 expenses associated with the PTI amounted to $30 million. The PTI is expected to generate approximately $1.5 billion in annual cost savings and cost avoidance by 2010. For additional information on restructuring, see “Item 1. Financial Statements—Note 3. Restructuring” and for additional information on the PTI, see “—Strategy” above.

•

Litigation expense was $2 million and $14 million in the second quarter of 2008 and 2007, respectively. The $2 million expense recorded in the second quarter of 2008 related to a settlement of a litigation matter. The $14 million recorded in the second quarter of 2007 related to reserves recorded for the proposed settlement of certain pharmaceutical pricing and sales litigation. For additional information on litigation charges, see “Item 1. Financial Statements—Note 20. Legal Proceedings and Contingencies – Pricing, Sales and Promotional Practices Litigation and Investigations.”

•	The gain on sale of product assets of $26 million in 2007 related to the sale of certain assets from the dermatology products portfolio.

•

Equity in net income of affiliates for the second quarter of 2008 was $150 million compared to $128 million in the second quarter of 2007. Equity in net income of affiliates is principally related to the Company’s international joint venture with Sanofi and investment in ImClone. The $22 million increase in equity in net income of affiliates is primarily due to increased net income in the Sanofi joint venture. For additional information on equity in net income of affiliates, see “Item 1. Financial Statements—Note 2. Alliances and Investments.”

•

Other (income)/expense, net, was $13 million and $1 million in the second quarter of 2008 and 2007, respectively. Other (income)/expense, net includes net interest expense, foreign exchange gains and losses, income from third-party contract manufacturing, royalty income and expense, gains and losses on disposal of property, plant and equipment, deferred income recognized from collaboration agreements and certain other litigation matters. The $12 million increase in other income, net, in 2008 from 2007 was primarily due to a gain recorded on sale of mature brands. For additional information, see “Item 1. Financial Statements—Note 7. Other (Income)/Expense, Net.”

During the quarters ended June 30, 2008 and 2007, the Company recorded specified (income)/expense items that affected the comparability of results of the periods presented herein, which are set forth in the following tables:

Three Months Ended June 30, 2008

Dollars in Millions	Cost of products sold	Marketing, selling and administrative	Research and development	Provision for restructuring, net	Litigation expense, net	Other (income)/ expense, net	Total
Productivity Transformation Initiative:
Downsizing and streamlining of worldwide operations	$—	$—	$—	$30	$—	$—	$30
Accelerated depreciation and other shutdown costs	58	—	—	—	—	—	58
Process standardization implementation costs	—	21	—	—	—	—	21

	58	21	—	30	—	—	109
Litigation Matters:
Litigation settlement	—	—	—	—	2	—	2

Other:
Mead Johnson Nutritionals charges	—	1	—	—	—	—	1
Upfront and milestone payments	—	—	31	—	—	—	31
Acquired in-process research and development	—	—	32	—	—	—	32
Auction rate securities impairment	—	—	—	—	—	(2)	(2)

	$58	$22	$63	$30	$2	$(2)	173

Income taxes on items above							(34)

Decrease to Net Earnings from Continuing Operations							$139

Three Months Ended June 30, 2007

Dollars in Millions	Cost of products sold	Research and development	Provision for restructuring, net	Litigation expense, net	Gain on sale of product assets	Total
Litigation Matters:
Litigation settlement	$—	$—	$—	$14	$—	$14

Other:
Upfront and milestone payments	—	17	—	—	—	17
Accelerated depreciation	13	—	—	—	—	13
Downsizing and streamlining of worldwide operations	—	—	7	—	—	7
Gain on sale of product assets	—	—	—	—	(26)	(26)

	$13	$17	$7	$14	$(26)	25

Income taxes on items above						(5)

Decrease to Net Earnings from Continuing Operations						$20

Earnings From Continuing Operations Before Minority Interest and Income Taxes

	Three Months Ended June 30,
Dollars in Millions	2008	2007	% Change
Pharmaceuticals	$1,220	$1,005	21%
Nutritionals	214	167	28%

Total segments	1,434	1,172	22%
Corporate/Other	(213)	(187)	14%

Total	$1,221	$985	24%

In the second quarter of 2008, earnings from continuing operations before minority interest and income taxes increased 24% to $1,221 million from $985 million in the second quarter of 2007. The increase was primarily driven by strong growth of key products, including PLAVIX* and ABILIFY*, and an increase in equity in net income of affiliates, partially offset by a moderate increase in marketing, selling and administrative, continued investments in research and development and advertising and product promotion, acquired in-process research and development charges and the net impact of items that affect the comparability of results as discussed above.

Pharmaceuticals

Earnings from continuing operations before minority interest and income taxes increased 21% to $1,220 million in the second quarter of 2008 from $1,005 million in the second quarter of 2007 primarily due to increased PLAVIX* sales, the continued growth of ABILIFY*, strong results from the HIV and hepatitis portfolio and increasing contribution of recent launches such as ORENCIA and IXEMPRA, as well as an increase in equity in net income of affiliates, partially offset by a moderate rate of increase in operating expenses, increase in manufacturing rationalization charges related to the implementation of the PTI, acquired in-process research and development charges, continued investment in research and development, including upfront and milestone payments, and unfavorability in net foreign exchange movements.

Nutritionals

Earnings from continuing operations before minority interest and income taxes increased 28% to $214 million in the second quarter of 2008 from $167 million in the second quarter of 2007 primarily due to increased international sales.

Corporate/Other

Loss from continuing operations before minority interest and income taxes was $213 million in the second quarter of 2008 compared to $187 million in the second quarter of 2007. The difference was primarily due to higher restructuring charges in 2008, and gain on sale of product assets in 2007, partially offset by favorable net foreign exchange movements and lower litigation expense in 2008.

Income Taxes

The effective income tax rate on earnings from continuing operations before minority interest and income taxes was 21.1% for the three months ended June 30, 2008 compared to 20.6% for the three months ended June 30, 2007. The higher tax rate in the three months ended June 30, 2008 compared to the same period in 2007 was primarily due to earnings mix in high tax jurisdictions in 2008 and the benefit of the research and development credit in 2007, which expired on December 31, 2007. The tax rate for the three months ended June 30, 2008 was favorably impacted by a benefit of $91 million of tax related to the effective settlement of the 2002-2003 audit with the Internal Revenue Service (IRS).

Minority Interest

Minority interest, net of taxes increased to $241 million in 2008 from 2007, primarily resulting from an increase in earnings in the Company’s partnership with Sanofi for the territory covering the Americas related to increased PLAVIX* sales.

Discontinued Operations

On May 2, 2008, the Company entered into a definitive agreement with Nordic Capital Fund VII and Avista for the sale of its ConvaTec business, for a purchase price of approximately $4.1 billion, subject to customary post-closing adjustments. The closing of the transaction is expected in August 2008. The results of the ConvaTec business, which previously were reported as a separate operating segment, are included in earnings from discontinued operations, net of tax, for all periods presented. The net assets associated with the ConvaTec business, totaling approximately $660 million have been reclassified to assets and liabilities held for sale as of June 30, 2008.

The decision to sell the ConvaTec business triggered re-measurement of the U.S. pension plans obligations and assets resulting in a curtailment loss of $3 million, and special termination benefits of $13 million. These losses are included in discontinued operations.

In January 2008, the Company completed the sale of Bristol-Myers Squibb Medical Imaging (Medical Imaging) to Avista for a gross purchase price of approximately $525 million, before post-closing working capital adjustments and transaction costs, resulting in a pre-tax gain of $25 million and an after-tax loss of $43 million, which are included in discontinued operations. The results of the Medical Imaging business are included in earnings from discontinued operations, net of tax, for all periods presented. The net assets associated with the Medical Imaging business, totaling approximately $525 million were reclassified to assets and liabilities held for sale as of December 31, 2007.

For a period of time, the Company will continue to generate cash flows and to report income statement activity in earnings from discontinued operations, net of tax, associated with both ConvaTec and the Medical Imaging businesses. The activities that give rise to these cash flows and income statement activities are transitional in nature and generally result from agreements that are intended to facilitate the orderly transfer of business operations. The agreements include, among others, services for accounting, customer service, distribution and manufacturing. These activities for both ConvaTec and the Medical Imaging businesses are not expected to be material to the Company’s results of operations or cash flows. The ConvaTec agreements extend for periods generally less than 24 months, with the majority ranging between six and 18 months from the transaction close date, subject in certain cases to limited extensions. The Medical Imaging agreements extend for periods generally less than 24 months, with the majority ranging between three and six months from the transaction close date, subject, in certain cases to closing extensions.

The following summarized financial information related to the ConvaTec and Medical Imaging businesses has been segregated from continuing operations and reported as discontinued operations through the date of disposition and does not reflect the costs of certain services provided to ConvaTec and Medical Imaging. Such costs, which were not allocated by the Company to ConvaTec and Medical Imaging, were for services, which included, but not limited to, legal counsel, insurance, external audit fees, payroll processing, certain human resource services and information technology systems support.

	Three Months Ended June 30, 2008			Three Months Ended June 30, 2007
Dollars in Millions	ConvaTec	Medical Imaging	Total	ConvaTec	Medical Imaging	Total
Net sales	$322	$8	$330	$287	$170	$457

Earnings from discontinued operations:
Earnings before income taxes	$83	$1	$84	$94	$78	$172
Curtailment losses and special termination benefits	16	—	16	—	—	—
Provision for income taxes	26	—	26	32	22	54

Earnings from discontinued operations, net of taxes	$41	$1	$42	$62	$56	$118

	Six Months Ended June 30, 2008			Six Months Ended June 30, 2007
Dollars in Millions	ConvaTec	Medical Imaging	Total	ConvaTec	Medical Imaging	Total
Net sales	$612	$26	$638	$540	$330	$870

Earnings from discontinued operations:
Earnings before income taxes	$166	$5	$171	$173	$143	$316
Curtailment losses and special termination benefits	16	—	16	—	—	—
Provision for income taxes	55	1	56	60	40	100

Earnings from discontinued operations, net of taxes	$95	$4	$99	$113	$103	$216

Six Months Results of Operations

Except as noted below, the factors affecting the second quarter comparisons all affected the six month comparisons.

	Six Months Ended June 30,			% of Net Sales
Dollars in Millions	2008	2007	% Change	2008	2007
Net Sales	$10,094	$8,534	18%
Earnings from Continuing Operations before Minority Interest and Income Taxes	$2,428	$1,758	38%	24.1%	20.6%
Provision for Income Taxes	$588	$243	142%
Effective tax rate	24.2%	13.8%
Net Earnings from Continuing Operations	$1,369	$1,180	16%	13.6%	13.8%

Net sales for the first six months of 2008 increased 18% to $10.1 billion, including a 5% favorable foreign exchange impact, compared to the same period in 2007. U.S. net sales increased 19% to $5.8 billion in 2008 compared to the same period in 2007, primarily due to increased sales of PLAVIX*, the continued growth of ABILIFY*, strong results from the HIV and hepatitis portfolio and increasing contribution of recent launches. International net sales increased 17%, including a 12% favorable foreign exchange impact, to $4.3 billion.

The composition of the change in sales is as follows:

		Analysis of % Change
Six Months Ended June 30,	Total Change	Volume	Price	Foreign Exchange
2008 vs. 2007	18%	9%	4%	5%

The percent of the Company’s net sales by segment were as follows:

	Six Months Ended June 30,
	Net Sales			% of Total Net Sales
Dollars in Millions	2008	2007	% Change	2008	2007
Pharmaceuticals	$8,663	$7,308	19%	85.8%	85.6%
Nutritionals	1,431	1,226	17%	14.2%	14.4%

Net Sales	$10,094	$8,534	18%	100.0%	100.0%

The reconciliation of the Company’s gross sales to net sales by each significant category of gross-to-net sales adjustments were as follows:

	Six Months Ended June 30,
Dollars in Millions	2008	2007
Gross Sales	$11,396	$9,833
Gross-to-Net Sales Adjustments
Prime Vendor Charge-Backs	(255)	(287)
Women, Infants and Children (WIC) Rebates	(399)	(429)
Managed Health Care Rebates and Other Contract Discounts	(177)	(155)
Medicaid Rebates	(93)	(96)
Cash Discounts	(131)	(114)
Sales Returns	(71)	(65)
Other Adjustments	(176)	(153)

Total Gross-to-Net Sales Adjustments	(1,302)	(1,299)

Net Sales	$10,094	$8,534

The activities and ending balances of each significant category of gross-to-net sales adjustments were as follows:

Dollars in Millions	Prime Vendor Charge-Backs	Women, Infants and Children (WIC) Rebates	Managed Health Care Rebates and Other Contract Discounts	Medicaid Rebates	Cash Discounts	Sales Returns	Other Adjustments	Total
Balance at January 1, 2007	$63	$230	$111	$137	$18	$221	$124	$904
Provision related to sales made in current period	551	845	340	176	238	137	328	2,615
Provision related to sales made in prior periods	—	3	(7)	(7)	1	18	(1)	7
Returns and payments	(551)	(880)	(306)	(181)	(233)	(201)	(334)	(2,686)
Impact of foreign currency translation	—	—	6	—	—	4	10	20
Discontinued operations	7	—	(10)	—	—	(1)	1	(3)

Balance at December 31, 2007	70	198	134	125	24	178	128	857
Provision related to sales made in current period	255	401	183	103	130	66	180	1,318
Provision related to sales made in prior periods	—	(2)	(6)	(10)	1	5	(4)	(16)
Returns and payments	(259)	(369)	(170)	(92)	(133)	(88)	(183)	(1,294)
Impact of foreign currency translation	—	—	3	—	—	1	4	8
Discontinued operations	(23)	—	(1)	—	(1)	(3)	(8)	(36)

Balance at June 30, 2008	$43	$228	$143	$126	$21	$159	$117	$837

In 2008, no significant revisions were made to the estimates for gross-to-net sales adjustments related to sales made in prior periods.

Pharmaceuticals

The composition of the change in pharmaceutical net sales is as follows:

		Analysis of % Change
Six Months Ended June 30,	Total Change	Volume	Price	Foreign Exchange
2008 vs. 2007	19%	11%	3%	5%

For the six months ended June 30, 2008, worldwide Pharmaceuticals sales increased 19%, including a 5% favorable foreign exchange impact, to $8,663 million compared to $7,308 million in the same period in 2007. U.S. Pharmaceuticals sales increased 21% to $5,084 million from $4,187 in 2007 due to increased PLAVIX* sales, the continued growth of ABILIFY*, strong results from the HIV and hepatitis portfolio and increasing contribution of recent launches, while international Pharmaceuticals sales increased 15%, including a 12% favorable foreign exchange impact to $3,579 million in the first six months of 2008 from $3,121 million in 2007.

Key pharmaceutical products and their sales, representing 79% and 75% of total pharmaceutical sales in the first six months of 2008 and 2007, respectively, are as follows:

	Six Months Ended June 30,
Dollars in Millions	2008	2007	% Change
Cardiovascular
PLAVIX*	$2,695	$2,127	27%
AVAPRO*/AVALIDE*	640	567	13%
PRAVACHOL	142	267	(47)%
Virology
REYATAZ	621	517	20%
SUSTIVA Franchise (total revenue)	555	459	21%
BARACLUDE	244	104	135%
Oncology
ERBITUX*	383	322	19%
TAXOL	195	206	(5)%
SPRYCEL	142	56	154%
IXEMPRA	51	—	—
Affective (Psychiatric) Disorders
ABILIFY* (total revenue)	983	778	26%
Immunoscience
ORENCIA	193	96	101%

•

Sales of PLAVIX* increased 27% to $2,695 in the first six months of 2008 from $2,127 million in the same period in 2007. Sales of PLAVIX* increased 30% in the U.S. in the first six months of 2008 to $2,346 million from $1,802 million in the same period in 2007, primarily due to the impact of residual sales of generic clopidogrel bisulfate in 2007. Estimated total U.S. prescription demand for clopidogrel bisulfate (branded and generic) increased approximately 2% in the first six months of 2008 compared to 2007, while estimated total U.S. prescription demand for branded PLAVIX* increased 37% in the same period. For further discussion of certain issues related to IMS’ revised data for PLAVIX*, see “—Estimated End-User Demand” above.

•

Sales of AVAPRO*/AVALIDE* increased 13%, including a 5% favorable foreign exchange impact, to $640 million in the first six months of 2008 from $567 million in the same period in 2007. U.S. sales increased to $358 million in 2008 from $333 million in the same period in 2007. Estimated total U.S. prescription demand decreased approximately 7% compared to 2007. International sales increased 21%, including a 13% favorable foreign exchange impact, to $282 million in the first six months of 2008 from $234 million in the same period in 2007.

•

Sales of PRAVACHOL decreased 47%, including a 4% favorable foreign exchange impact, to $142 million in the first six months of 2008 from $267 million in the same period in 2007. Estimated total U.S. prescription demand decreased approximately 82% compared to 2007.

•

Sales of REYATAZ increased 20%, including a 6% favorable foreign exchange impact, to $621 million in the first six months of 2008 from $517 million in the same period in 2007. U.S. sales increased 14% to $319 million in the first six months of 2008 from $281 million in the same period in 2007. Estimated total U.S. prescription demand increased approximately 12% compared to 2007. International sales increased 28%, including a 13% favorable foreign exchange impact, to $302 million in the first six months of 2008 from $236 million in the same period in 2007, primarily due to increased demand.

•

Total revenue for the SUSTIVA Franchise increased 21%, including a 4% favorable foreign exchange impact, to $555 million in the first six months of 2008 from $459 million in the same period in 2007. U.S. sales increased 19% to $346 million in the first six months of 2008 from $291 million in the same period in 2007. Estimated total U.S. prescription growth increased approximately 14% compared to 2007. International sales increased 24%, including a 12% favorable foreign currency impact, to $209 million in the first six months of 2008 from $168 million in the same period in 2007.

•	Sales of BARACLUDE increased 135% to $244 million in the first six months of 2008 from $104 million in the same period in 2007.

•

Sales of ERBITUX* increased 19% to $383 million in the first six months of 2008 from $322 million in the same period in 2007, primarily due to increased demand for usage in the treatment of head and neck and colorectal cancer.

•	Sales of TAXOL decreased 5% to $195 million in the first six months of 2008 from $206 million in the same period in 2007.

•	Sales of SPRYCEL increased 154% to $142 million in the first six months of 2008 from $56 million in the same period in 2007.

•	Sales of IXEMPRA were $51 million in the first six months of 2008.

•

Total revenue for ABILIFY* increased 26%, including a 4% favorable foreign exchange impact, to $983 million in the first six months of 2008 from $778 million in the same period in 2007. U.S. sales increased 22% in the first half of 2008 compared to 2007. Estimated total U.S. prescription demand increased approximately 17% compared to 2007. International sales increased 42% including a 17% favorable foreign exchange impact to $232 million in the first six months of 2008 from $163 million in the same period in 2007.

•	Sales of ORENCIA increased 101% to $193 million in the first six months of 2008 from $96 million in the same period in 2007.

The estimated U.S. prescription change data provided above includes information only from the retail and mail order channels and does not reflect information from other channels, such as hospitals, institutions and long-term care, among others. The estimated prescription data is based on NGPS version 2.0 data provided by IMS.

Estimated End-User Demand

The following tables set forth for each of the Company’s key pharmaceutical products sold by the U.S. Pharmaceuticals business, for the six months ended June 30, 2008 compared to the same period in the prior year: (i) total U.S. net sales for the period; (ii) change in reported U.S. net sales for the period; and (iii) estimated total U.S. prescription change for the retail and mail order channels calculated by the Company based on NGPS data on a weighted-average basis.

	Six Months Ended June 30, 2008			Six Months Ended June 30, 2007
	Total U.S. Net Sales	Change in U.S. Net Sales(a)	Change in U.S. Total Prescriptions(b)	Total U.S. Net Sales	Change in U.S. Net Sales(a)	Change in U.S. Total Prescriptions(b)
PLAVIX*	$2,346	30%	37%	$1,802	(2)%	(18)%
AVAPRO*/AVALIDE*	358	8	(7)	333	9	(2)
PRAVACHOL	25	(76)	(82)	104	(76)	(82)
REYATAZ	319	14	12	281	17	15
SUSTIVA Franchise (c) (total revenue)	346	19	14	291	30	24
BARACLUDE	64	73	60	37	106	97
ERBITUX* (d)	378	19	N/A	318	3	N/A
SPRYCEL	41	71	50	24	—	—
IXEMPRA(d, e)	51	—	N/A	—	—	N/A
ABILIFY* (total revenue)	751	22	17	615	23	13
ORENCIA (d)	160	72	N/A	93	* *	N/A

(a)	Reflects percentage change in net sales in dollar terms, including change in average selling prices and wholesaler buying patterns.
(b)	Derived by multiplying NGPS mail order prescription data by a factor that approximates three and adding to this the NGPS retail prescriptions.
(c)	The SUSTIVA Franchise (total revenue) includes sales of SUSTIVA, as well as revenue of bulk efavirenz included in the combination therapy, ATRIPLA*. The change in U.S. total prescriptions growth for the SUSTIVA Franchise includes both branded SUSTIVA and ATRIPLA* prescription units. The estimated months on hand only includes branded SUSTIVA.
(d)	ERBITUX*, ORENCIA and IXEMPRA are parenterally administered products and do not have prescription-level data as physicians do not write prescriptions for these products.
(e)	IXEMPRA was launched in the U.S. in October 2007.
**	Change is in excess of 200%.

For an explanation of the data presented above and the calculation of such data, see “—Three Months Results of Operations.”

Nutritionals

The composition of the change in Nutritionals sales is as follows:

		Analysis of % Change
Six Months Ended June 30,	Total Change	Volume	Price	Foreign Exchange
2008 vs. 2007	17%	3%	9%	5%

Key Nutritional product lines and their sales, representing 97% and 96% of total Nutritional sales in the first six months of 2008 and 2007, respectively, are as follows:

	Six Months Ended June 30,
Dollars in Millions	2008	2007	% Change
Infant Formulas	$965	$856	13%
ENFAMIL	577	521	11%
Toddler/Children’s Nutritionals	419	324	29%

Worldwide Nutritional sales increased 17%, including a 5% favorable foreign exchange impact, to $1,431 million in the first six months of 2008 from $1,226 million in the same period in 2007. U.S. Nutritional sales increased 2% to $561 million in the first six months of 2008 from $549 in the same period in 2007, primarily due to increased sales of infant formulas. International Nutritional sales increased 29%, including a 9% favorable foreign exchange impact, to $870 million in the second quarter of 2008 from $677 million in the same period in 2007, primarily due to growth in both infant formula and children’s nutritionals.

Geographic Areas

The Company’s sales by geographic areas were as follows:

	Six Months Ended June 30,
	Net Sales			% of Total Net Sales
Dollars in Millions	2008	2007	% Change	2008	2007
United States	$5,789	$4,865	19%	57%	57%
Europe, Middle East and Africa	2,296	1,921	19%	23%	22%
Other Western Hemisphere	825	749	10%	8%	9%
Pacific	1,184	999	18%	12%	12%

Total	$10,094	$8,534	18%	100%	100%

Sales in the U.S. increased 19%, primarily due to increased PLAVIX* sales, the continued growth of ABILIFY*, the SUSTIVA Franchise, REYATAZ and ERBITUX*, as well as sales of newer products BARACLUDE, ORENCIA and SPRYCEL. U.S. sales increase was partially offset by increased generic competition for PRAVACHOL.

Sales in Europe, Middle East and Africa increased 19%, including a 14% favorable foreign exchange impact.

Sales in the Other Western Hemisphere countries increased 10%, including a 9% favorable foreign exchange impact.

Sales in the Pacific region increased 18%, including a 10% favorable foreign exchange impact, primarily due to increased sales of BARACLUDE across all regions; and key Nutritional products, partially offset by increased generic competition for PRAVACHOL.

Expenses

	Six Months Ended June 30,
	Expenses			% of Net Sales
Dollars in Millions	2008	2007	% Change	2008	2007
Cost of products sold	$3,240	$2,674	21%	32.1%	31.3%
Marketing, selling and administrative	2,299	2,155	7%	22.8%	25.3%
Advertising and product promotion	739	612	21%	7.3%	7.2%
Research and development	1,608	1,536	5%	15.9%	18.0%
Acquired in-process research and development	32	—	—	0.3%	—
Provision for restructuring, net	41	44	(7)%	0.4%	0.5%
Litigation expense, net	2	14	(86)%	—	0.2%
Gain on sale of product assets	—	(26)	100%	—	(0.3)%
Equity in net income of affiliates	(314)	(254)	24%	(3.1)%	(3.0)%
Other (income)/expense, net	19	21	(10)%	0.2%	0.2%

Total Expenses, net	$7,666	$6,776	13%	75.9%	79.4%

•

Cost of products sold, as a percentage of net sales, increased to 32.1% in the first six months of 2008 compared to 31.3% in the same period in 2007. Costs of products sold include manufacturing rationalization charges of $154 million related to the implementation of the PTI in 2008, or 1.5% of net sales, compared to $29 million of restructuring charges recorded in 2007, or 0.3% of net sales. The increased manufacturing rationalization charges in 2008 is partially offset by manufacturing costs improvements from previously implemented initiatives.

•

Marketing, selling and administrative expenses increased 7%, including an unfavorable 5% foreign exchange impact, to $2,299 million in the first six months of 2008 compared to the same period in 2007, primarily due to higher selling expenses in support of key products. General and administrative expenses decreased from 2007 levels resulting from the Company’s ongoing productivity initiatives, offset by implementation costs of the initiatives. Marketing, selling and administrative expenses as a percentage of sales decreased to 22.8% for the first six months of 2008 from 25.3% in the same period in 2007.

•

Advertising and product promotion spending increased 21%, including an unfavorable 5% foreign exchange impact, to $739 million in the first six months of 2008 from $612 million in the same period in 2007, primarily due to increased promotions for new indications of ABILIFY* in the U.S. and Europe, and increased investment in ORENCIA.

•

Research and development expenses increased 5%, including an unfavorable 2% foreign exchange impact, to $1,608 million in the first six months of 2008 from $1,536 million in the same period in 2007. Research and development spending dedicated to pharmaceutical products was 18% of pharmaceutical sales in the first six months of 2008, compared to 20.4% in the same period in 2007.

•

Acquired in-process research and development charge of $32 million in the first six months of 2008 is attributed to the acquisition of Kosan. For additional information on the acquisition, see “Item 1. Financial Statements—Note 4. Acquisitions and Divestitures.”

•

Restructuring charges recorded under the PTI for the 6 months ended June 30, 2008 amounted to $41 million and the related actions under the plan are expected to be substantially complete by the end of 2008. Actions under the 2007 restructuring program are substantially completed.

•	Litigation expense was $2 million and $14 million in the first six months of 2008 and 2007, respectively.

•	The gain on sale of product assets of $26 million in 2007 related to the sale of certain assets from the dermatology products portfolio.

•

Equity in net income of affiliates for the first six months of 2008 was $314 million, compared with $254 million in the same period in 2007. For additional information on equity in net income of affiliates, see “Item 1. Financial Statements—Note 2. Alliances and Investments.”

•

Other (income)/expense, net was $19 million and $21 million in the first six months of 2008 and 2007, respectively. The $2 million decrease in other (income)/expense, net in 2008 from 2007 was primarily due to lower net interest expense, and gain on sale of mature brands, partially offset by an impairment charge on the Company’s investment in auction rate securities (ARS) and net unfavorability on foreign exchange movements. For additional information, see “Item 1. Financial Statements—Note 7. Other (Income)/Expense, Net.”

During the six months ended June 30, 2008 and 2007, the Company recorded specified (income)/expense items that affected the comparability of results of the periods presented herein, which are set forth in the following table.

Six Months Ended June 30, 2008

Dollars in Millions	Cost of products sold	Marketing, selling and administrative	Research and development	Provision for restructuring, net	Litigation expense, net	Other (income)/ expense, net	Total
Productivity Transformation Initiative:
Downsizing and streamlining of worldwide operations	$—	$—	$—	$41	$—	$—	$41
Accelerated depreciation and other shutdown costs	154	—	—	—	—	—	154
Process standardization implementation costs	—	36	—	—	—	—	36
Gain on sale and leaseback of properties	—	—	—	—	—	(9)	(9)

	154	36	—	41	—	(9)	222
Litigation Matters:
Litigation settlement	—	—	—	—	2	—	2

Other:
Mead Johnson Nutritionals charges	—	1	—	—	—	—	1
Product liability	—	—	—	—	—	16	16
Upfront and milestone payments	—	—	51	—	—	—	51
Acquired in-process research and development	—	—	32	—	—	—	32
Auction rate securities impairment	—	—	—	—	—	23	23

	$154	$37	$83	$41	$2	$30	347

Income taxes on items above							(67)

Decrease to Net Earnings from Continuing Operations							$280

Six Months Ended June 30, 2007

Dollars in Millions	Cost of products sold	Research and development	Provision for restructuring, net	Litigation expense, net	Gain on sale of product assets	Total
Litigation Matters:
Litigation settlement	$—	$—	$—	$14	$—	$14

Other:
Upfront and milestone payments	—	97	—	—	—	97
Downsizing and streamlining of worldwide operations	—	—	44	—	—	44
Accelerated depreciation	29	—	—	—	—	29
Gain on sale of product assets	—	—	—	—	(26)	(26)

	$29	$97	$44	$14	$(26)	158

Income taxes on items above						(45)
Change in estimate for taxes on a prior year specified item						(39)

Decrease to Net Earnings from Continuing Operations						$74

Earnings From Continuing Operations Before Minority Interest and Income Taxes

	Six Months Ended June 30,
Dollars in Millions	2008	2007	% Change
Pharmaceuticals	$2,449	$1,830	34%
Nutritionals	445	340	31%

Total segments	2,894	2,170	33%
Corporate/Other	(466)	(412)	(13)%

Total	$2,428	$1,758	38%

In the first six months of 2008, earnings from continuing operations before minority interest and income taxes increased 38% to $2,428 million from $1,758 million in the first six months of 2007. The increase was primarily driven by strong growth of key products, including ABILIFY* and PLAVIX*, and an increase in equity in net income of affiliates, partially offset by a moderate increase in marketing, selling and administrative costs, continued investments in research and development and advertising and promotion, acquired in-process research and development charges and the net impact of items that affect the comparability of results as discussed above.

Pharmaceuticals

Earnings from continuing operations before minority interest and income taxes increased 34% to $2,449 million in the first six months of 2008 from $1,830 million in the same period in 2007.

Nutritionals

Earnings from continuing operations before minority interest and income taxes increased 31% to $445 million in the first six months of 2008 from $340 million in the same period in 2007 primarily due to increased sales.

Corporate/Other

Loss from continuing operations before minority interest and income taxes was $466 million in the first six months of 2008 compared to $412 million in the same period in 2007. The difference was primarily due to costs associated with the implementation of the PTI, impairment of certain ARS, and gain on sale of product assets in 2007, partially offset by favorability resulting from foreign exchange movement, lower net interest expense and lower litigation expense in 2008.

Income Taxes

The effective income tax rate on earnings from continuing operations before minority interest and income taxes was 24.2% for the six months ended June 30, 2008 compared to 13.8% for the six months ended June 30, 2007. The 2007 tax rate was favorably impacted by a tax benefit of $105 million due to the favorable resolution of certain tax matters with the IRS related to the deductibility of litigation settlement expenses and U.S. foreign tax credits claimed. The lower tax rate in 2007 was also due to the research and development tax credit, which expired on December 31, 2007. The tax rate for the six months ended June 30, 2008 was impacted by earnings mix in high tax jurisdictions and the favorable benefit of $91 million of tax related to the effective settlement of the 2002-2003 audit with the IRS.

Financial Position, Liquidity and Capital Resources

Cash, cash equivalents and marketable securities were approximately $4.4 billion at June 30, 2008, compared to $2.2 billion at December 31, 2007. The Company continues to maintain a sufficient level of working capital, which was approximately $4.2 billion at June 30, 2008 and $1.7 billion at December 31, 2007. In 2008 and future periods, the Company expects cash generated by its U.S. operations, together with existing cash, cash equivalents, marketable securities and borrowings from the capital markets, to be sufficient to cover cash needs for working capital, capital expenditures (which the Company expects to include substantial investments in facilities to increase and maintain the Company’s capacity to provide biologics on a commercial scale), milestone payments and dividends paid in the U.S. Cash and cash equivalents, marketable securities, the conversion of other working-capital items and borrowings are expected to fund near-term operations outside the U.S.

On December 31, 2007, the Company’s carrying value in floating rate securities (FRS) amounted to $337 million. In the three and six months ended June 30, 2008, the Company received $2 million and $103 million, respectively, of principal at par primarily on FRS that matured in March 2008. In the six months ended June 30, 2008, the Company reduced the carrying value of the remaining FRS by $47 million to $187 million. The Company assessed this decline in fair market value to be temporary, and recorded the decline as an unrealized loss in accumulated other comprehensive income (OCI). In addition, in the first quarter of 2008, the Company reclassified $104 million of the remaining FRS with maturity dates beyond 2009 from current assets to non-current assets, as the Company expects these FRS to recover their full or substantial values beyond the next 12 months due to liquidity concerns and the continued uncertainty in the capital markets.

On December 31, 2007, the Company’s carrying value in ARS amounted to $419 million. In the first quarter of 2008, the Company received $4 million at par value partial calls on its ARS. In the first quarter of 2008, the Company recorded an impairment charge of $25 million on ARS that were previously assessed as other-than-temporarily impaired.

In the three months ended June 30, 2008, the Company sold this portion of its ARS portfolio for $45 million, for a gain of $2 million. In the six months ended June 30, 2008, the Company further reduced the carrying value of the remaining ARS by $53 million to $294 million. The Company assessed this decline in fair market value to be temporary, and recorded the decline as an unrealized loss in accumulated OCI.

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

Short-term borrowings were $1.8 billion at June 30, 2008, compared to $1.9 billion at December 31, 2007. The Company maintains cash balances and short-term investments in excess of short-term borrowings. Long-term debt was $6.0 billion at June 30, 2008 compared to $4.4 billion at December 31, 2007.

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

The following is a discussion of working capital:

Dollars in Millions	June 30, 2008	December 31, 2007
Working capital	$4,196	$1,704

The increase in working capital of $2.5 billion from December 31, 2007 to June 30, 2008 was impacted by:

•	Increase in cash and cash equivalents due to issuance of $1 billion of 6.125% Notes due 2038 and $600 million of 5.45% Notes due 2018.

•	Reclassification of ConvaTec assets and liabilities to held for sale in 2008.

The following is a discussion of cash flow activities:

	Six Months Ended June 30,
Dollars in Millions	2008	2007
Cash flow provided by/(used in):
Operating activities	$1,919	$1,826
Investing activities	46	(630)
Financing activities	254	(845)

Net cash provided by operating activities was $1,919 million in 2008 and $1,826 million in 2007. The $93 million increase in 2008 compared to 2007 is mainly attributable to adjustments to net earnings for $576 million, and higher net earnings of $29 million, offset by net changes in operating assets and liabilities of $512 million.

Net positive changes in adjustments to net earnings in 2008 compared to 2007, of $576 million, mainly included:

•

A $483 million positive cash flow variance in deferred income tax expense/(benefit). The 2008 adjustments included a decrease in the deferred tax asset associated with the repatriation of foreign earnings that were accrued for at the 2007 year end. The 2007 adjustments included the settlement of certain tax matters with the IRS, the tax effect of certain milestone payments and additional research and development credits.

•	A $79 million positive cash flow variance in depreciation resulting from higher accelerated depreciation in connection with the PTI in 2008.

Net negative changes in operating assets and liabilities in 2008 compared to 2007, of $512 million, mainly included:

•	A $357 million negative cash flow variance in deferred income and other liabilities mainly due to upfront cash payments received from alliance partners in 2007.

•	A $176 million negative cash flow variance in litigation settlement payments is primarily due to payments made to the federal government AWP litigation settlement fund.

Net cash provided by investing activities was $46 million in 2008 compared to net cash used in investing activities of $630 million in 2007. The $676 million positive cash flow variance is primarily attributable to:

•	A $457 million positive cash flow variance due to the sale of Medical Imaging in 2008.

•	A $227 million positive cash flow variance from the disposal of properties in connection with a sale and leaseback transaction in 2008.

•	A $203 million positive cash flow variance mainly from lower net purchase of marketable securities in 2008.

•	A $191 million negative cash flow variance from the acquisition of Kosan.

Net cash provided by financing activities was $254 million in 2008 compared to net cash used in financing activities of $845 million in 2007. The $1,099 million positive cash flow variance was mainly attributable to:

•	A $1,579 million positive cash flow variance from issuances of 2018 and 2038 debts.

•	A $291 million negative cash flow variance mainly from less cash proceeds due to lower stock options exercised in 2008.

•	A $127 million negative cash flow variance from the 11% increase in indicative dividends in 2008.

During the six months ended June 30, 2008 and 2007, the Company did not purchase any of its common stock.

Dividends declared per common share were $0.62 for the six months ended June 30, 2008 and $0.56 for the six months ended June 30, 2007. The Company paid $1,230 million and $1,103 million in dividends for the six months ended June 30, 2008 and June 30, 2007, respectively. Dividend decisions are made on a quarterly basis by the Board of Directors.

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

On June 5, 2008, the Company entered into a 10-year, $324 million agreement with International Business Machines Corporation (IBM) to support the Company’s human resources functions including payroll, benefits, recruiting and call center support, as well as to upgrade the Company’s human resources computer systems. On June 12, 2008, the Company expanded and extended its existing information technology and financial outsourcing agreements with Accenture LLC (signed on December 8, 2004). The 10-year agreement is valued at approximately $800 million. In addition, during 2008, the Company entered into other contractual purchase obligations amounting to approximately $104 million with obligation periods ranging between three and 20 years.

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

The Company maintains Inventory Management Agreements (IMAs) with all of its U.S. pharmaceutical wholesalers, which account for nearly 100% of total gross sales of U.S. Pharmaceuticals products. Under the current terms of the IMAs, the Company’s three largest wholesaler customers provide the Company with weekly information with respect to months on hand product-level inventories and the amount of out-movement of products. These three wholesalers currently account for approximately 90% of total gross sales of U.S. Pharmaceuticals products in the second quarter of 2008. The inventory information received from these wholesalers, together with the Company’s internal information, is used to estimate months on hand product-level inventories at these wholesalers. The Company estimates months on hand product inventory levels for its U.S. Pharmaceuticals business’s wholesaler customers other than the three largest wholesalers by extrapolating from the months on hand calculated for the three largest wholesalers. In contrast, for the Company’s Pharmaceuticals business outside of the U.S. and Nutritionals business units around the world, the Company has significantly more direct customers, limited information on direct customer product-level inventory and corresponding out-movement information and the reliability of third-party demand information, where available, varies widely. Accordingly, the Company relies on a variety of methods to estimate months on hand product-level inventories for these business units.

The Company believes the above-described procedures provide a reasonable basis to ensure compliance with the Consent.

Critical Accounting Policies

For a discussion of the Company’s critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2007 Form 10-K.

Special Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q (including documents incorporated by reference) and other written and oral statements the Company makes from time to time contain certain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by the fact they use words such as “should”, “expect”, “anticipate”, “estimate”, “target”, “may”, “project”, “guidance”, “intend”, “plan”, “believe” and other words and terms of similar meaning and expression in connection with any discussion of future operating or financial performance. One can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Such forward-looking statements are based on current expectations and involve inherent risks and uncertainties, including factors that could delay, divert or change any of them, and could cause actual outcomes to differ materially from current expectations. These statements are likely to relate to, among other things, the Company’s goals, plans and projections regarding its financial position, results of operations, cash flows, market position, product development, product approvals, sales efforts, expenses, performance or results of current and anticipated products and the outcome of contingencies such as legal proceedings and financial results, which are based on current expectations that involve inherent risks and uncertainties, including internal or external factors that could delay, divert or change any of them in the next several years. The Company has included important factors in the cautionary statements included in its 2007 Annual Report on Form 10-K, in its Form 10-Q for the quarter ended March 31, 2008, and in this quarterly report, particularly under “Item 1A. Risk Factors”, that the Company believes could cause actual results to differ materially from any forward-looking statement.

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

In the six months ended June 30, 2008, the Company sold $649 million notional amount of forward contracts (in several currencies) to partially hedge the exchange impact primarily related to forecasted intercompany inventory purchases for up to the next 15 months.

In addition, in the first quarter of 2008, the Company entered into an aggregate $600 million notional amount 30-year forward starting swap terminating in June 2008 with several financial institutions in order to hedge the variability in forecasted interest expense resulting from the probable issuance of debt in 2008. The forward starting swap was settled on April 30, 2008 at a loss of $19 million. The loss is being deferred in other comprehensive income/(loss) and will be amortized to interest expense over the life of the newly issued fixed rate debt to be paid in 2038. Furthermore, in the three months ended June 30, 2008, the Company executed several fixed-to-floating interest rate swaps to convert $1 billion of the $1.6 billion newly issued fixed rate debt to be paid in 2018 and 2038 to variable rate debt.

If uncertainties in the credit and capital markets continue, these markets deteriorate further or the Company experiences any additional ratings downgrades on any investments in its portfolio (including on floating rate securities (FRS) and ARS), the Company may incur additional impairments to its investment portfolio, which could negatively affect the Company’s financial condition, cash flow and reported earnings. The Company believes that, based on the Company’s current level of cash, cash equivalents and marketable securities and expected operating cash flows, the current lack of liquidity in the credit and capital markets will not have a material impact on the Company’s liquidity, cash flow, financial flexibility or its ability to fund its operations, including the dividend.

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

Information pertaining to legal proceedings can be found in “Item 1. Financial Statements—Note 20. Legal Proceedings and Contingencies,” to the interim consolidated financial statements, and is incorporated by reference herein.

Item 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed in the Company’s 2007 Form 10-K, except for the following:

Data protection for PLAVIX* has expired in the EU and it is possible that PLAVIX* could face generic competition in European markets this year.

Data protection for PLAVIX* expired on July 15, 2008 in the European Union (EU). In most of the major markets within Europe, the product benefits from national patents, expiring in 2013, which specifically claim the bisulfate form of clopidogrel. In the remainder of EU member states, however, where there is no composition-of-matter patent covering clopidogrel bisulfate, competitors may seek to enter those markets with generic clopidogrel bisulfate after receiving regulatory approval. In addition, at least one group of competitor companies is seeking approval of an alternate salt form of clopidogrel in some EU member states.

As with any of its products, the Company cannot predict with certainty the length of market exclusivity for PLAVIX*. It is possible that PLAVIX* could face competition in European markets this year from generic versions of clopidogrel bisulfate in countries where there is no patent protection and from an alternative salt form of clopidogrel. At this time, the Company cannot estimate reliably the impact of any such competition on the Company’s financial results.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the surrenders of the Company’s equity securities in connection with stock option and restricted stock programs during the six month period ended June 30, 2008:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(b)
Dollars in Millions, Except Per Share Data
January 1 to 31, 2008	13,431	$26.14	—	$2,220
February 1 to 29, 2008	16,142	$24.13	—	$2,220
March 1 to 31, 2008	530,289	$22.07	—	$2,220

Three months ended March 31, 2008	559,862

April 1 to 30, 2008	13,019	$22.28	—	$2,220
May 1 to 31, 2008	34,544	$22.16	—	$2,220
June 1 to 30, 2008	11,098	$22.59	—	$2,220

Three months ended June 30, 2008	58,661

Six months ended June 30, 2008	618,523

(a)	Reflects the following transactions during the six months ended June 30, 2008 for the surrender to the Company of 618,523 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.
(b)	In June 2001, the Company announced that the Board of Directors authorized the purchase of up to $14 billion of Company common stock. During the six months ended June 30, 2008, no shares were repurchased pursuant to this program and no purchases of any shares under this program are expected in 2008.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders was held on May 6, 2008 for the purpose of:

A.	the election of ten directors;

B.	ratification of the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm; and

C.	voting on a stockholder proposal on executive compensation disclosure.

The following persons were elected to serve as directors and received the number of votes set opposite their respective names.

	For	Against	Abstained
Lewis B. Campbell	1,696,435,315	25,948,428	18,815,694
James M. Cornelius	1,685,411,148	37,385,460	18,402,829
Louis J. Freeh	1,570,581,102	151,803,527	18,814,806
Laurie H. Glimcher, M.D.	1,690,140,636	32,543,192	18,515,609
Michael Grobstein	1,695,029,971	26,242,351	19,927,115
Leif Johansson	1,692,181,253	30,051,020	18,967,165
Alan J. Lacy	1,697,651,281	24,710,429	18,837,727
Vicki L. Sato, Ph.D.	1,677,989,131	44,908,113	18,302,191
Togo D. West, Jr.	1,696,520,779	25,690,563	18,988,097
R. Sanders Williams, M.D.	1,701,747,126	21,286,610	18,165,701

The appointment of Deloitte & Touche LLP was ratified with a vote of 1,709,469,754 shares in favor of the appointment, with 14,226,835 shares voting against, 17,502,849 shares abstaining and zero broker non-votes.

The stockholder proposed resolution on executive compensation disclosure received a vote of 141,513,124 shares in favor, with 1,282,189,781 shares voting against, 27,692,589 shares abstaining and 289,803,945 broker non-votes.

Item 6.	EXHIBITS

Exhibits (listed by number corresponding to the Exhibit Table of Item 601 in Regulation S-K).

Exhibit Number and Description		Page
1.1	Form of Underwriting Agreement relating to the 5.450% Notes due 2018 and 6.125% Notes due 2038 (incorporated by reference herein to Exhibit 1.1 to the Form 8-K dated May 1, 2008 and filed May 7, 2008).

4.1	Form of Fifth Supplemental Indenture between Bristol-Myers Squibb Company and The Bank of New York Mellon, as Trustee, to the Indenture dated June 1, 1993 (incorporated by reference herein to Exhibit 4.1 to the Form 8-K dated May 1, 2008 and filed May 7, 2008).

4.2	Form of 5.450% Notes due 2018 (incorporated by reference herein to Exhibit 4.2 to the Form 8-K dated May 1, 2008 and filed May 7, 2008).

4.3	Form of 6.125% Notes due 2038 (incorporated by reference herein to Exhibit 4.3 to the Form 8-K dated May 1, 2008 and filed May 7, 2008).

10.1	Form of Stock and Asset Purchase Agreement between Bristol-Myers Squibb Company and Cidron Healthcare Limited dated May 2, 2008 (incorporated by reference herein to Exhibit 10.1 to the Form 8-K dated May 1, 2008 and filed May 7, 2008).

10.2	Amended and Restated Aircraft Time Sharing Agreement between the Company and James M. Cornelius dated June 12, 2008 (filed herewith).	E-10-2

31a.	Section 302 Certification Letter.	E-31-1

31b.	Section 302 Certification Letter.	E-31-2

32a.	Section 906 Certification Letter.	E-32-1

32b.	Section 906 Certification Letter.	E-32-2

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

BRISTOL-MYERS SQUIBB COMPANY
(REGISTRANT)

Date: July 24, 2008	By:	/s/ James M. Cornelius
James M. Cornelius
Chairman of the Board and Chief Executive Officer

Date: July 24, 2008	By:	/s/ Jean-Marc Huet
Jean-Marc Huet
Chief Financial Officer